Form 10-K
period 2001-03-31
LIONS GATE ENTERTAINMENT CORP /CN/
filed 2001-07-24
CIK 929351

________________________________________________________________________

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                    ________________________

                            FORM 10-K

       [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES AND EXCHANGE ACT OF 1934
            For the fiscal year ended March 31, 2001
                               or
     [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES AND EXCHANGE ACT OF 1934
    For the transition period from               to

                   Commission File No. 1-14880
                    _________________________

                 LIONS GATE ENTERTAINMENT CORP.
     (Exact name of registrant as specified in its charter)

BRITISH COLUMBIA, CANADA
    (State or other          (I.R.S. Employer
    jurisdiction of         Identification No.)
    incorporation or
     organization)
                    _________________________

                  Suite 3123, Three Bentall Centre
                       595 Burrard Street
               Vancouver, British Columbia V7X 1J1
       (Address of principal executive offices, zip code)
 Registrant's telephone number, including area code:  (604) 609-6100
                    _________________________

Securities registered pursuant to Section 12(b) of the Act:  None

          Title of class               Name of exchange on which registered
   -------------------------------     ------------------------------------
   Common Stock, without par value            Toronto Stock Exchange
                                              American Stock Exchange

     Securities registered pursuant to Section 12(g) of the Act:  None

                    _________________________

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes _X_     No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __X__

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 1, 2001 was approximately $100 million.

     As of June 1, 2001, 42,449,496 shares of the registrant's no par value common stock were outstanding.
________________________________________________________________________

                        TABLE OF CONTENTS
ITEM                                                                PAGE

                             PART I
1.  BUSINESS.........................................................  4
2.  PROPERTIES....................................................... 22
3.  LEGAL PROCEEDINGS................................................ 23
4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............. 23

                             PART II
5.  MARKET OF REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
    MATTERS.......................................................... 24
6.  SELECTED FINANCIAL DATA.......................................... 26
7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
    FINANCIAL CONDITION AND RESULTS OF OPERATION..................... 30
7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK....... 41
8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................... 42
9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
    FINANCIAL DISCLOSURE............................................. 42

                            PART III
10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............... 42
11. EXECUTIVE COMPENSATION........................................... 46
12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT... 51
13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................... 52

                             PART IV
14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
    FORM 8-K......................................................... 53

     UNLESS THE CONTEXT INDICATES OTHERWISE, ALL REFERENCES
HEREIN TO "LIONS GATE," "THE COMPANY," "WE," "US," AND "OUR"
REFER COLLECTIVELY TO LIONS GATE ENTERTAINMENT CORP. AND ITS
SUBSIDIARIES.

     THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 THAT CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "MAY," "WILL," "SHOULD," "EXPECT," "ANTICIPATE," "ESTIMATE," OR "CONTINUE" OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY. WE CAUTION YOU THAT THE MATTERS SET FORTH UNDER "RISK FACTORS," CONSTITUTE CAUTIONARY STATEMENTS IDENTIFYING IMPORTANT FACTORS WITH RESPECT TO SUCH FORWARD-LOOKING STATEMENTS, INCLUDING CERTAIN RISKS AND UNCERTAINTIES, THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN SUCH FORWARD-LOOKING STATEMENTS.

CURRENCY AND EXCHANGE RATES

     All dollar amounts set forth in this report are in Canadian dollars, except where otherwise indicated. The following table sets forth (1) the rate of exchange for the U.S. dollar, expressed in Canadian dollars, in effect at the end of each period indicated; (2) the average exchange rate for such period, based on the rate in effect on the last day of each month during such period; and (3) the high and low exchange rates during such period, in each case based on the noon buying rate in New York City for cable transfers in Canadian dollars as certified for customs purposes by the Federal Reserve Bank of New York.

                                         Fiscal Year Ending March 31
                                   ------------------------------------------
                                   2001     2000     1999     1998     1997
                                   ----     ----     ----     ----     ----
     Rate at end of period        $1.5784  $1.4828  $1.5092  $1.4180  $1.3835
     Average rate during period    1.5041   1.4790   1.5086   1.4060   1.3634
     High rate                     1.5784   1.5140   1.5770   1.4637   1.3835
     Low rate                      1.4515   1.4470   1.4175   1.3705   1.3310

     On June 1, 2001, the noon buying rate in New York City for cable transfer in Canadian dollars as certified for customs purposes by the Federal Reserve Bank of New York was Canadian
$1.5324 = US$1.00.

                             PART I

ITEM 1.  BUSINESS.

OVERVIEW

     Lions Gate Entertainment Corp. is an integrated North American entertainment company. We develop, produce and distribute a broad range of motion picture, television and other filmed entertainment content through our operating divisions (Motion Pictures, Television, Animation, Studio Facilities and CineGate) as well as our CinemaNow Inc. ("CinemaNow") digital media platform. We have the following divisions and partners:

    o Motion Pictures, which includes Production and Theatrical, Video, Television and International Distribution;

    o Television, which includes One-Hour Drama Series, Television Movies, Non Fiction Programming and International Distribution;

    o  Animation, which includes an interest in CineGroupe
       Corporation ("CineGroupe"), a producer and distributor of animated feature films and television programming;

    o  Studio Facilities which includes Lions Gate Studios ("LG
       Studios") and leased facilities at Eagle Creek Studios;

    o a joint venture with CineGate Production Management Services 2001 Inc. ("CineGate"), a Canadian production services company;

    o a 63% interest in CinemaNow, a video on demand distributor of feature films over the Internet; and

    o a 45% interest in Mandalay Pictures, LLC ("Mandalay"), a U.S.-based producer of class-A motion pictures.

     Our registered office and principal executive offices are located at Suite 3123, Three Bentall Centre, 595 Burrard Street,
P.O. Box 49139, Vancouver, British Columbia, V7X 1J1.

BACKGROUND OF THE COMPANY

     On May 26, 1986, IMI Computer Corp. ("IMI"), a British Columbia company, incorporated under the Company Act (British Columbia). IMI underwent name changes in 1987 and 1994, and on November 18, 1996, changed its name to Beringer Gold Corp.

     On April 28, 1997, Lions Gate Entertainment Corp., ("Old Lions Gate"), incorporated under the Canada Business Corporations Act using the name 3369382 Canada Limited. Old Lions Gate amended its articles on July 3, 1997, to change its name to Lions Gate Entertainment Corp. and on September 24, 1997, continued under the Company Act (British Columbia).

     On November 13, 1997, Old Lions Gate and Beringer Gold
Corp., merged under the Company Act (British Columbia) to form
Lions Gate Entertainment Corp.

     On November 13, 1997 our shares began trading on The Toronto
Stock Exchange and on November 17, 1998 our shares began trading on the American Stock Exchange under the symbol "LGF."

     On November 12, 1998 we reverse split our Common Shares from
500 million Common Shares to 250 million Common Shares and increased the authorized number of Common Shares, as consolidated, to 500 million.

     On December 21, 1999 we issued a total of 13,000 5.25% convertible, non-voting, redeemable Series A preferred shares. These preferred shares are entitled to cumulative dividends, as and when declared by the Board of Directors at a rate of 5.25% of the offering price per annum, payable semi-annually on the last day of March and September of each year. At our option, the dividend may be paid in cash or additional preferred shares. The preferred shareholders, as a class, have rights related to the election of between one and three directors, depending on the number of preferred shares outstanding.

     On October 13, 2000 we issued a total of 10 Series B preferred shares. Holders of these shares have the right to elect one member of the Board of Directors of the Company, which can only be Mark Amin.

RECENT DEVELOPMENTS

     Since our incorporation in April 1997, we have pursued a strategy of acquiring and integrating existing companies in the entertainment business. To this end, we have made several important acquisitions and have raised equity capital to pursue our acquisition and development strategies.

     In September 2000 we entered into a joint venture with Cinegate Holdings Inc. to provide services to CineGate, which provides management services to Canadian limited partnerships utilizing the Film or Video Production Services Tax Credit and the Canadian Federal Tax Act to finance productions in Canada.

     On September 27, 2000 we arranged a US$200 million revolving credit facility with a syndicate of global financial institutions. J.P. Morgan Securities and Dresdner Kleinwort Wasserstein Securities LLC arranged the five-year financing commitment. J.P. Morgan Securities is the Administrative Agent, Dresdner Bank AG is the Syndication Agent, and National Bank of Canada is the Canadian Facility Agent.

     On October 13, 2000 we acquired Trimark Holdings, Inc ("Trimark") by the issuance of 10,229,836 common shares and the payment of approximately US$22 million in cash and US$4 million of acquisition costs. Trimark is a worldwide distributor of entertainment software that primarily distributes feature films in the domestic home video and theatrical markets and licenses distribution rights to motion pictures for international markets.

     On November 27, 2000 we acquired the 50% remaining interest in Sterling Home Entertainment (referred to as "Studio Home Entertainment"). The total consideration of US$2.8 million for the acquisition consisted of cash consideration of US$2.0 million, forgiveness of an account receivable of US$0.7 million and US$0.1 million of acquisition costs.

     On December 5, 2000 CinemaNow received financing of
US$5.3 million from Microsoft Corp., Blockbuster, Inc., Kuwait
Investment Projects Co. ("Kipco") and others.

     On April 1, 2001 we acquired a 75% equity interest in Christal Films Distribution Inc. ("Christal Films"), an independent producer and distributor of French and English language feature films, by providing working capital.

     We continue to integrate our existing operations and to seek out other acquisition opportunities to complement our growing entertainment operations.

INDUSTRY BACKGROUND

     THE FEATURE FILM INDUSTRY

     The feature film industry encompasses the development, production and exhibition of feature-length motion pictures and their subsequent distribution in the home video, television and other ancillary markets. The major studios dominate the industry, some of which have divisions that are promoted as "independent" distributors of motion pictures, including
Universal Pictures, Warner Bros. (including Turner Pictures,
New Line Cinema and Castle Rock Entertainment), Twentieth
Century Fox, Sony Pictures Entertainment (including Columbia Pictures and Columbia Tristar Motion Picture Group), Paramount Pictures, The Walt Disney Company (including Buena Vista Pictures, Touchstone Pictures and Miramax Film Corp.) and Metro-Goldwyn-Mayer Inc. (including MGM Pictures, United Artists Pictures Inc., Orion Pictures Corporation and Goldwyn Entertainment Company). In recent years, however, true "independent" motion picture production and distribution companies have played an important role in the production of motion pictures for the worldwide feature film market.

     INDEPENDENT FEATURE FILM PRODUCTION AND FINANCING. Generally, independent production companies do not have access to the extensive capital required to make big budget motion pictures, such as the "blockbuster" product produced by the major studios. They also do not have the capital necessary to maintain the substantial overhead that is typical of such studios' operations. Independent producers target their product at specialized markets and usually produce motion pictures with budgets of less than US$25 million. Generally, independent producers do not maintain significant infrastructure. They instead hire only creative and other production personnel and retain the other elements required for development, pre-production, principal photography and post-production activities on a project-by-project basis. Also, independent production companies typically finance their production activities from bank loans, pre-sales, equity offerings, co-productions and joint ventures rather than out of operating cash flow. They generally complete financing of an independent motion picture prior to commencement of principal photography to minimize risk of loss.

     INDEPENDENT FEATURE FILM DISTRIBUTION. Motion picture distribution encompasses the exploitation of motion pictures in theatres and in markets, such as the home video, pay-per-view, pay television, free television and ancillary markets, such as hotels, airlines and streaming films on the Internet.
Independent producers do not typically have distribution capabilities and rely instead on pre-sales to North American and international distributors. Generally, the local distributor will acquire distribution rights for a motion picture in one or more of the aforementioned distribution channels from an independent producer. The local distributor will agree to advance the producer a non-refundable minimum guarantee. The local distributor will then generally receive a distribution fee of between 20% and 35% of receipts, while the producer will receive a portion of gross receipts in excess of the distribution fees, distribution expenses and monies retained by exhibitors. The local distributor and theatrical exhibitor generally will enter into an arrangement providing for the exhibitor's payment to the distributor of a percentage (generally 40% to 50%) of the box-office receipts for the exhibition period, depending upon the success of the motion picture.

     THE TELEVISION INDUSTRY

     The North American television industry serves the largest broadcast market in the world, with a population of nearly 300 million people and more than 120 million homes. Historically, the North American market has been the source of the major portion of the revenues earned by television producers. However, the broadcasting and cable television markets outside North America have grown in the last decade through the privatization of broadcasting systems, the proliferation of broadcast licenses and the introduction of sophisticated delivery technology, such as cable and satellite transmission systems. This growth has led to a higher proportion of revenues from international markets.

     Generally, a production company will license the right to broadcast a program to a combination of United States, Canadian and international broadcasters, including free television and cable networks or individual television stations in the first run syndication market. After the initial network, cable licensing or first run syndication period, the production company will make the program available for further commercial exploitation on cable and/or in syndication.

     NORTH AMERICAN MARKETS. In North America, programming is delivered to the end user through free television networks, cable channels and networks, individual television stations and satellite delivery services. The following table identifies some of the specific delivery mediums available in the United States and Canada:

     Medium           Channels in the          Channels in Canada
                      United States
     --------------   ----------------------   --------------------

     Free             NBC, CBS, ABC, Fox       CBC, CTV and the
     television       and PBS                  Global Television
     networks                                  Network

     Broadcast        PAXTV, UPN and The WB
     networks

     Cable            HBO, Showtime, USA       TMN, Super Ecran,
                      Network, Lifetime,       SuperChannel,
                      Fox Family Channel,      Canal D and
                      TNT, F/X, Odyssey and    Showcase
                      TBS

     Independent commercial television stations often purchase programming from syndicators, including major studios and companies such as Pearson Television and King World Productions, in exchange for advertising time. This practice is known as barter syndication. Pay-per-view television allows cable television subscribers to purchase individual programs, including recently released motion pictures and live sporting, music or other events, on a "per use" basis. The program distributor, the pay-per-view operator and the cable system operator typically divide the subscriber fees.

     Each major free television network in the United States and Canada currently schedules approximately 22 hours of programming in prime time (from 8 p.m. to 11 p.m. Monday to Saturday, and 7 p.m. to 11 p.m. on Sunday) each week. United States and Canadian network prime time programming generates the highest license fees and generally consists of a mix of television movies, mini-series, non-fiction/reality, half-hour comedy and hour-length drama or action/adventure series. In recent years, the market share of the free television networks in the United States has fallen significantly due, in large part, to the expansion of other networks, cable channels and the development of a first run syndication market.

     INTERNATIONAL MARKETS. The development of new television broadcasting systems outside of North America has sparked the growth of the worldwide television industry. These broadcasting systems represent significant new sources of revenue for television producers. European television is the most striking example of this growth. Over the last 15 years, governments in Europe have encouraged a major expansion of the public and private broadcasting sector. For example, Germany and France have each added six television services in the last 15 years, and the United Kingdom has added four. This process is just beginning in the former East Bloc countries and in Japan, Southeast Asia and Australia. The East Bloc countries represent a potential market of more than 300 million people, with Japan, Southeast
Asia and Australia representing an even greater combined market. Other factors contributing to the growth of the worldwide television industry include the introduction of direct broadcast satellite services and pay television, increased cable penetration and the growth of home video. Most foreign broadcasters seek out both indigenous programming, to satisfy the local content regulations of their broadcast licenses, and international programming largely from North America to appeal to a wide audience.

     CANADA'S ROLE IN THE TELEVISION AND FEATURE FILM INDUSTRY

     Over the past several years, the Canadian film and television industry has grown and matured, and at present, it represents approximately a $3 billion annual business. At the same time as the Canadian domestic industry has matured, Canada has become a leading location for internationally originated productions. Over the past few years, U.S. studios, television networks and cable services have increasingly produced in Canada, attracted by the low Canadian dollar, first-class Canadian casts, crews, locations and facilities and government support for the industry. U.S. companies with a strong presence in Canada include:

    o  major U.S. studios, such as Paramount, The Walt Disney
       Company, Universal Pictures and Columbia Tri-Star;

    o  U.S. networks, such as ABC, NBC, CBS, Fox and PAXTV;

    o cable services, such as Showtime, TNT, Disney Channel and HBO; and

    o  film companies, such as The Hearst Corporation and Saban
       Entertainment, Inc.

     European and Asian film companies have also found Canada to be an attractive location and have often been able to access Canada's numerous international film and television co-production treaties. Of Canada's ten provinces and three territories, the provinces of British Columbia, Ontario and Quebec are most actively involved in the television and motion picture production industries, and many other provinces are actively soliciting this business.

BUSINESS OF THE COMPANY

     We produce, distribute and market feature-length films, television series and mini-series, and television movies, from initial creative development through principal photography, post-production, distribution and ancillary sales.

     MOTION PICTURES

     We develop and produce theatrical motion picture projects through three separate production entities-Lions Gate Films, Christal Films and Mandalay. We operate these production units independently with separate management teams, which provide distinct creative talents and perspectives. Independent operation results in greater diversity within our overall release slate. We produce quality films in the low to mid-budget range through Lions Gate Films and Christal Films and produce class-A feature films in the US$15 million to US$75 million range through Mandalay.

     FILM PRODUCTION

     We produce and distribute English and French-language films generally budgeted at US$20 million or less. In fiscal 2001, we produced or co-produced and delivered two films, and in fiscal 2000, we produced or co-produced and delivered five films. We are expanding our production and co-production of feature films. Our current strategic plan calls for the production or co-production of ten to twenty features annually. In fiscal 2002 we anticipate our theatrical releases to include the following:

    o  FRAILTY, Bill Paxton's directorial debut, which stars Bill
       Paxton and Mathew McConaughey;

    o  THE CAT'S MEOW, from award-winning director Peter
       Bogdanovich, which stars Kirsten Dunst, Jennifer Tilly,
       Eddie Izzard, Edward Herrmann and Cary Elwes;

    o THE WASH, starring Dr. Dre and Snoop Dogg and written and directed by DJ Pooh, the creator of the number-one urban box office film Friday; and

    o MONSTERS BALL, starring Billy Bob Thornton, Heath Ledger and Halle Berry.

     DISTRIBUTION

     We also actively distribute feature films for theatrical, television and home video audiences worldwide. In addition to distributing films that we produce or co-produce, we also acquire distribution rights and licenses for feature films produced by others.

     THEATRICAL DISTRIBUTION. We distribute major motion pictures theatrically in North America in English, French and other languages and have been responsible for the release of such prominent films as Dogma, American Psycho, The Red Violin, Shadow of the Vampire, Big Kahuna, Gods and Monsters, Affliction, Amores Perros and Elvis Gratton II-Miracle in Memphis. Our releases - Les Boys and Les Boys II - are the highest grossing films in Quebec history, and video sales of these films have also set records.

     HOME VIDEO DISTRIBUTION. Lions Gate Home Entertainment has three U.S. video distribution labels - Trimark Home Video, Avalanche Home Entertainment and Studio Home Entertainment.
In addition to exploiting our own films, we have been able to acquire high quality, star-driven films that, while not on par with a wide theatrical release, are exploitable from a video and ancillary media perspective. These films include Million Dollar Hotel with Mel Gibson, Dwight Yoakam's South of Heaven, West of Hell, Legionnaire with Jean-Claude Van Damme, Storm of the Century by Stephen King and the creature feature Komodo.

     We have an agreement with Universal Studios Home Video for the licensing of select Lions Gate theatrical releases for distribution in the United States as well as pay-per-view and non-theatrical rights.

     We distribute to the rental market using direct distribution and revenue share output arrangements with Blockbuster, Hollywood
Entertainment Corporation, Movie Gallery, Inc. and Rentrak
Corporation.

     We distribute or sell directly to mass merchandisers, such as Wal-Mart Stores Inc., Costco Wholesale Corporation, Target
Corporation, Best Buy Co. Inc., and others who buy large volumes of our videos and DVDs to sell directly to the consumer.

     In Canada, we release our titles to the home video market through a distribution arrangement with Columbia TriStar Home
Video and through our own label, Avalanche Home Entertainment.

     PAY AND FREE TELEVISION DISTRIBUTION. We exploit a library of more than 1,500 titles in the cable, free and pay television
markets.   We have an output deal with HBO expiring December 31,
2001, for our theatrical releases. The deal grants the network exclusive pay-television rights to our line-up.

     INTERNATIONAL DISTRIBUTION. We license our own productions and productions acquired from third parties to the international marketplace on a territory-by-territory basis. We currently have approximately 55 films in active international distribution.

     CLASS-A FEATURE FILM PRODUCTION

    MANDALAY. Mandalay is a co-venture with Tigerstripes, a company controlled by Peter Guber. Mandalay develops and produces A-level feature length motion pictures with budgets ranging from US$15 to US$75 million. Mandalay is accounted for by the equity method and not on a consolidated basis.

     In November 1999, Mandalay released its first feature film production - Sleepy Hollow starring Johnny Depp and Christina Ricci. The film was nominated for three Academy Awards and received an Oscar for Art Direction from the Academy of Motion Picture Arts and Sciences. It grossed in excess of US$100 million in each of the North American and international markets.

     ENEMY AT THE GATES starring Jude Law, Joseph Fiennes, Ed Harris and Rachel Weiss was released in North America on March 16, 2001. As of June 1, 2001, it has grossed in excess of US$75 million worldwide. Mandalay has scheduled The Score, an action suspense thriller starring Robert DeNiro, Marlon Brando, Ed Norton and Angela Bassett, for release in July 2001. Servicing Sarah, a romantic drama starring Mathew Perry and Elizabeth Hurley, is currently in post-production with an anticipated release in early 2002. Other projects currently in development include Beyond Borders, Kung Fu Theatre and End Game.

     FINANCING, PRODUCTION AND DISTRIBUTION AGREEMENT WITH PARAMOUNT. Mandalay entered into a long-term, multi-picture financing, production and distribution agreement with Paramount, pursuant to which Paramount will market and distribute Mandalay's feature films worldwide, except in the United Kingdom, Italy, Germany, France, Japan, Spain, Australia and Greece. In these territories, companies with which Mandalay's executives have had a previous relationship will handle distribution. These foreign distributors include Constantin Film Gmbh & Co. Verleigh KG, Nippon Herald Films Inc., Tri-Pictures S.A., Medusa Film SPA, Village Roadshow Netherlands B.V., Le Studio Canal Plus and Pathe. Together with Paramount, they contribute approximately 85% to 90% of the cost of each film produced by Mandalay and make significant contributions to overhead costs. The Paramount agreement also provides Mandalay with rights to "put" film projects to Paramount in certain circumstances. In addition, it gives Paramount a limited reciprocal put, with Mandalay obligated to distribute the resulting films in its territories. Other features of the Paramount agreement include a sharing between Paramount and Mandalay of worldwide merchandising rights and a provision providing Mandalay with office space on the Paramount studio lot to use as executive and motion picture production offices.

     Although significant financial risks relating to the production, completion and release of Mandalay's film projects remain, we expect that Mandalay's distribution arrangements with Paramount and the foreign distributors will lower our economic risk profile for these film projects and result in a more consistent and varied flow of motion pictures with decreased capital requirements from Mandalay.

TELEVISION

     ONE-HOUR DRAMA SERIES. We are currently in production of the second season on twenty-two episodes of Mysterious Ways, which is broadcast on PAXTV in the United States and CTV in Canada. NBC has broadcast thirteen episodes of the first season and has ordered eight additional episodes from season two. In July 2001, we anticipate starting production on the first thirteen episodes of No Boundaries, an adventure reality show for The WB and CanWest Global. We have presold twenty-two episodes of Tracker, a sci-fi fugitive drama, to the competitive first run syndication market in the United States and to Telemunchen in Germany and anticipate starting production in July 2001. In February 2001 we completed a one hour pilot and a subsequent one hour show of Dead Zone, a series based on Stephen King's novels. It has been announced as a mid-season replacement for UPN, and we are currently negotiating the terms of the UPN sale with the network and our partner Paramount International Television.

     TELEVISION MOVIES. We are actively involved in the development, acquisition, production and distribution of television productions in the movie-of-the-week and mini-series formats. We produced the Linda McCartney Story for CBS that aired in May 2000. We have recently completed principal photography on The Pilot's Wife, a two-hour television movie for CBS starring Christine Lahti and Campbell Scott based on the best-selling novel by Anita Shreve, and Attack on the Queen, a two-hour suspense thriller for TBS starring Rob Estes and Joe Lando. Superfire, a three-hour television movie about smokejumpers battling an inferno in the Oregon backcountry for ABC starring D.B. Sweeney, is currently in post-production. In addition to the television movies already completed or nearing completion, we have approximately eight projects, representing an aggregate of 18 hours of television programming, in development with U.S. broadcasters and cable companies.

     NON-FICTION PROGRAMMING. Termite Art Productions ("Termite Art"), a Television division, created a number of documentary and reality-based programs for such notable clients as the Discovery Network, Travel Channel, MTV, The Learning Channel, PBS, A&E, The History Channel, The Health Channel and Fox Prime Time. Termite Art produced When Chefs Attack for UPN, the Amazing Animal Videos series for Animal Planet, Incredible Vacation Videos for the Travel Channel, Ripley's Believe It or Not for TBS, It's Burlesque! for A&E and assorted other non-fiction programming.
In addition to distributing Termite Art programs to the domestic and international markets, we acquire third party productions for distribution.

     ANIMATED MOTION PICTURE AND TELEVISION PRODUCTION

     In addition to our live-action film and television productions, we are also involved in animation and interactive production through our partner CineGroupe located in Montreal.

     CineGroupe develops and produces animated and live-action television series and television movies and feature film product using 2D and 3D computer generated imagery and traditional ink and paint techniques. CineGroupe has produced more than 575 half-hour animated episodes for television, including such series as Sagwa, the Chinese Siamese Cat, Mega Babies, Wounchpounch and
Kids from Room 402, and a made-for-television movie, Lion of Oz. During fiscal 2001, CineGroupe delivered 81.5 half-hours of programming, including:

    o 40 half-hours of Wounchpounch to Saban SINV and Radio-
      Canada;

    o 18 half-hours of Kids from Room 402 (Season 2) to Fox
      Family and Teletoon;

    o 7 half-hours of Mega Babies to Fox Family and Teletoon;

    o 13.5 half hours of Sagwa, the Chinese Siamese Cat to PBS
      Kids and TV Ontario; and

    o the made-for television movie Lion of Oz to Disney
      Channel and Super Ecran.

Projects currently in production include:

    o 26 half-hours of What's With Andy;

    o 12 half-hours of Kids from Room 402 (Season 3) for Fox
      Family and Teletoon;

    o the live action feature film Wilderness Station, a co-production with Credo Entertainment that Lions Gate will distribute;

    o 12 half-hours of Wounchpounch;

    o 26 hours of Sagwa, the Chinese Siamese Cat; and

    o complimentary web activities for both Sagwa, the Chinese
      Siamese Cat and Mega Babies.

     In the coming years, CineGroupe plans to expand production volume and interactive production in response to heightened international demand for animated product and plans to build its library.

     STUDIO OPERATIONS

     Film and television production has increased dramatically over the past five years in Canada. This increase can be attributed to:

    o close professional contacts between Canadian and U.S. studios, independent producers, distributors and buyers, resulting from Canada's geographic proximity to the United States and shared North American values and interests;

    o lower production costs in Canada than in the United
      States and other countries due, in part, to lower guild and union minimums;

    o the favourable exchange rate of the Canadian dollar;

    o government tax incentives;

    o the availability of location assistance to film and television producers offered by many Canadian cities and several provinces;

    o a large number of highly trained and professional crews, technicians and production personnel;

    o intensive training for Canadian directors, writers and producers provided by the Canadian Film Centre;

    o flexible trade unions that insist upon less onerous requirements than their U.S. counterparts; and

    o Canada's wide ranging topography (3,400 miles from coast to coast) and small population (approximately 27 million people) that make Canada ideally suited for location shooting.

      (Urban centers such as Toronto, Vancouver and Montreal have been disguised as London, Paris, New
      York and Chicago.)

     We have benefited from the high demand for sound stages and production office space created by this increase in production through our ownership in LG Studios and a lease on the Eagle Creek Studios. Occupying nearly 14 acres in North Vancouver, British Columbia, LG Studios is one of the largest film and television studio complexes in Canada. Although the majority of its revenues are generated from the rental of its sound stages, production offices, construction mills and storage facilities to independent film and television producers, LG Studios is host to a number of long-term industry tenants, such as:

    o William F. White Limited, Canada's largest supplier of cinematic lighting, power and grip equipment;

    o Pinewood Sound, a supplier of audio post-production services;

    o Sim Video Productions, Ltd., a supplier of cameras and post-production editing equipment;

    o the local union of one of the major film and entertainment industry craft guilds; and

    o production companies.

     Studio capacity usage is consistently above 90%. Current studio productions include Lions Gate's one hour drama series
Mysterious Ways, the James Cameron television series Dark Angel and Universal Pictures feature film 24 Hours.

     LG Studios' industry tenants complement each other in providing a broad range of production and post-production services to the independent producers who regularly make use of LG Studios' facilities. These facilities consist of seven state-of-the-art sound stages, ranging from 11,000 to 20,500 square feet in area, and over 130,000 square feet of production, office and support space, including a state of the art mixing theatre. We anticipate building our eighth stage, a second 20,500 square foot stage, at LG Studios this fiscal year.

     LG Studios owns its own telephone system and rental furniture and can therefore provide a fully operational production office to independent producers in a timely manner. LG Studios' office space has film set facade exteriors suitable for filming, including commercial and residential districts, a courthouse and a small-town main street. Producers can also take advantage of a variety of filming locations situated in close proximity to the studio complex, including mountain and ocean settings, ethnic neighbourhoods and downtown cityscapes.

     We expect to have continued high occupancy rates for both our studios and offices for the next year. We have entered into a five-year operating lease with Eagle Creek Studios in Burnaby, British Columbia. Eagle Creek Studios has two 17,000 square foot sound stages with accompanying office space. Its current tenant is the Warner Bros. feature film Insomnia. The addition of Eagle Creek Studios increases LG Studios' sound stage inventory to nine. We have also entered into a revenue share equipment supply contract with William F. White Limited for equipment on the stages.

     CINEGATE

     Through a joint venture with CineGate, we provide services to a production services company that facilitates the production of feature length films and television programs in Canada. CineGate provides management services to Canadian limited partnerships utilizing the Film or Video Production Services Tax Credit and the Canadian Federal Tax Act to fund productions in Canada.

     CINEMANOW

     We are involved in video-on-demand distribution over the Internet through our majority ownership in CinemaNow. CinemaNow is accounted for by the equity method, not on a consolidated basis, because we do not have the ability to control the strategic operating, investing and financing policies of CinemaNow as a consequence of our inability to elect a majority of the board of directors of CinemaNow.

     CinemaNow distributes feature films on demand over the Internet and is currently delivering over 2 million streams to over 500,000 users per month via its website, www.cinemanow.com. CinemaNow currently streams over 250 feature length films, using the Windows Media Player as its viewing platform. CinemaNow's fee based, on demand selections are securely streamed using Microsoft's Digital Rights Management and iBeam Broadcasting's proprietary platform. CinemaNow controls exclusive Internet distribution rights to over 1,000 films from Lions Gate, Allied Artists Entertainment Group, Inc., Tai Seng Video Marketing and Salvation film libraries. CinemaNow makes select CinemaNow movies available through syndication partners including Hollywood.com and WindowsMedia.com. In December, CinemaNow closed its series B round of financing led by Microsoft and included Blockbuster and Kipco. After the series B financing we own 63% of CinemaNow.

     INTELLECTUAL PROPERTY

     We are currently using the trademarks "TRIMARK HOME VIDEO" in connection with our domestic home video distribution "LIONS GATE FILMS" and "TRIMARK PICTURES" in connection with films distributed domestically and licensed internationally and "LIONS GATE TELEVISION" and "TRIMARK TELEVISION" in connection with licenses to free, pay and cable television. The trademarks "LIONS GATE ENTERTAINMENT," "LIONS GATE PICTURES" and "TRIMARK PICTURES" have been registered with the Commissioner of Patents and Trademarks. We regard our trademarks as valuable assets and believe that our trademarks are an important factor in marketing our products.

     Copyright protection is a serious problem in the video cassette and DVD distribution industry because of the ease with which cassettes and DVDs may be duplicated. In the past, certain countries permitted video pirating to such an extent that we did not consider these markets viable for distribution. Our management believes the problem to be less critical at the present time. We and other video distributors have initiated legal actions to enforce copyright protection when necessary.

     COMPETITION

     Television and motion picture production and distribution are highly competitive businesses. We face competition from companies within the entertainment business and from alternative forms of leisure entertainment, such as travel, sporting events, outdoor recreation and other cultural activities. We compete with the major studios, numerous independent motion picture and television production companies, television networks and pay television systems for the acquisition of literary and film properties, the services of performing artists, directors, producers and other creative and technical personnel and production financing. In addition, our motion pictures compete for audience acceptance and exhibition outlets with motion pictures produced and distributed by other companies. As a result, the success of any of our motion pictures is dependent not only on the quality and acceptance of a particular picture, but also on the quality and acceptance of other competing motion pictures released into the marketplace at or near the same time.

     EMPLOYEES

     As of June 1, 2001 we had approximately 250 full-time and 25 part-time regular employees in our worldwide operations and CineGroupe has a further 265 full-time and 75 part-time regular employees. We also hire additional employees on a picture-by-picture basis in connection with the production of our motion pictures and television programming. We believe that our employee and labour relations are good.

     None of our full time employees are members of unions.

     Many film and television productions employ members of a number of unions, including without limitation the International Alliance of Theatrical and Stage Employees and Teamsters. A strike by one or more of the unions that provide personnel essential to the production of motion pictures or television programs could delay or halt our ongoing production activities. Such a halt or delay, depending on the length of time involved, could cause delay or interruption in our release of new motion pictures and television programs and thereby could adversely affect our cash flow and revenues. Our revenues from motion pictures and television product in our library should not be affected and may partially offset the effects of a strike to the extent, if any, that television exhibitors buy more library product to compensate for interruption in their first-run programming.

     GOVERNMENT INCENTIVES AND REGULATION

     GOVERNMENT FINANCIAL SUPPORT. The Canadian Film Development Corporation, also known as Telefilm Canada, provides financial assistance in the form of equity investments, interest free and low interest loans, development and interim financing. Canadian film and television productions that have significant Canadian creative, artistic and technical content and that meet certain published criteria qualify for financial assistance. Telefilm Canada's provincial counterparts in Quebec, Ontario, Manitoba, Saskatchewan, British Columbia, New Brunswick and Nova Scotia also provide financial support to qualifying Canadian content productions. In 1996, the federal government established the Canada Television and Cable Production Fund (now operating as the CTF), a government-cable industry partnership that combined the former Cable Production Fund, Telefilm Canada's Canadian Broadcast Program Development Fund and a $100 million contribution from the Department of Canadian Heritage to form an approximately $200 million per year television funding initiative.

     "CANADIAN-CONTENT" PRODUCTIONS. Canadian television broadcasters and cable services generally pay higher license fees for television programs that meet the "Canadian content" criteria established by the Canadian Radio-Television and Telecommunications Commission ("CRTC"), the Canadian counterpart to the U.S. Federal Communications Commission. The CRTC has broad jurisdiction over Canadian domestic communications.

     Since 1968 broadcasting undertakings, including specialty television network licensees, have been and continue to be, licensed and regulated by the CRTC pursuant to the Broadcasting Act (Canada) and to the applicable regulations thereunder, the policies and decisions of the CRTC as issued from time to time and the conditions and expectations established in the license for each undertaking. Under the Broadcasting Act, the CRTC is responsible for regulating and supervising all aspects of the Canadian broadcasting system with a view to ensuring compliance with certain broadcasting policy objectives set out in the Broadcasting Act. The CRTC is empowered, for example, under the Broadcasting Act to issue licenses to eligible entities to operate specialty television networks. In addition, the CRTC also imposes restrictions on the transfer of ownership and control of television network licenses.

     The Canadian independent television program production industry is assisted by the CRTC requirement that each Canadian over-the-air private broadcaster must broadcast certain minimum amounts of Canadian content programming. Such rules and regulations mandating the broadcast of Canadian content programs enable Canadian producers and distributors to make sales to Canadian broadcasters that might otherwise have been made by non-Canadian producers and distributors.

     Canadian independent television producers are further assisted by the CRTC rule permitting simultaneous substitution in certain circumstances. Simultaneous substitution enables a Canadian broadcaster to require Canadian cable operators to delete the signal of a U.S. television broadcaster and to replace those signals with the signals of the Canadian broadcaster, including its Canadian television commercials, when the Canadian broadcaster is broadcasting the same program at the same time as the U.S. broadcaster. The substitution ensures that Canadians are exposed to the Canadian broadcasters' commercials. This result is higher commercial revenues to Canadian broadcasters in general and enhances their financial capacity to license programs.

     TAX CREDITS. The federal government provides a refundable tax credit for eligible Canadian-content film or video productions produced by qualified taxable Canadian corporations. The federal tax credit is for a maximum amount of 12% of eligible production costs. The federal Canadian-content tax credits have been joined by Canadian-content tax credit programs in most provinces ranging from 9.6% to 22.5%

     The federal government "production services" tax credit for eligible film and television productions produced in Canada, but which do not otherwise qualify as Canadian content is equal to 11% of qualifying Canadian labor expenditures. Assuming that Canadian labor expenditures generally represent approximately 50% of the total production budget, the federal production services tax credit will net applicants approximately 5.5% of total production costs. Most provincial governments have also introduced refundable production services tax credit programs at a rate ranging from 5.5% to 17.5% of eligible production costs.

     CO-PRODUCTION TREATIES. Canada is a party to film and/or television co-production treaties with over 50 countries, which enables co-productions to qualify as local content and thus be eligible for government assistance and financing in more than one country, which reduces the cost of production. The most active relationship has traditionally been with France, but recently the United Kingdom has become a close second in volume of production.

     For financial information about our operating segments for each of the last three fiscal years, refer to "Notes to the Consolidated Financial Statements Note 21. Segment Information."

     For financial information about the results for our geographic areas for each of the last three fiscal years, refer to "Notes to the Consolidated Financial Statements Note 21.
Segment Information."

                        RISK FACTORS

FAILURE TO COMBINE THE OPERATIONS OF RECENT ACQUISITIONS AND
MANAGE FUTURE GROWTH MAY ADVERSELY AFFECT OUR BUSINESS.

     FAILURE TO INTEGRATE OUR DIVERSE OPERATIONS MAY ADVERSELY AFFECT OUR BUSINESS. We have acquired several entities over the last few years. While most of these companies have previously operated in their respective fields, we face the problems inherent in combining their different operations. Any failure by us to do so could have an adverse effect on our potential profitability.


     RAPID GROWTH MAY STRAIN OUR RESOURCES. We are experiencing a period of rapid growth that could place a significant strain on our resources. If our management is unable to manage growth effectively, then our operations could be adversely affected.
We are currently in the process of implementing appropriate structures to deal with future growth, including management information systems and internal and external communication systems. However, there can be no assurance that we will be able to achieve our growth as planned, increase our work force or implement new systems to manage our anticipated growth, and any failure to do so could have a material adverse effect on our business, results of operations and financial condition.

     WE MAY NOT BE ABLE TO OBTAIN ADDITIONAL FUNDING TO MEET OUR REQUIREMENTS. Our ability to maintain and expand our development, production and distribution of feature films and television series and to cover our general and administrative expenses depends upon our ability to obtain financing through equity financing, debt financing (including credit facilities) or the sale or syndication of some or all of our interests in certain projects or other assets. If our access to existing credit facilities is not available, and if other funding does not become available, there could be a material adverse effect on our business.

OUR SUCCESS DEPENDS ON EXTERNAL FACTORS IN THE FILM AND
TELEVISION INDUSTRY.

     OUR SUCCESS DEPENDS ON THE UNPREDICTABLE COMMERCIAL SUCCESS OF FILMS AND TELEVISION PROGRAMS. Operating in the television and feature films industries involves a substantial degree of risk. Each television program and feature film is an individual artistic work, and unpredictable audience reactions primarily determine commercial success. The commercial success of a television program or a feature film also depends upon the quality and acceptance of other competing programs or feature films released into the marketplace at or near the same time, critical reviews, the availability of alternative forms of entertainment and leisure activities, general economic conditions and other tangible and intangible factors, all of which are subject to change and cannot be predicted with certainty. Our success will depend on the experience and judgment of our management to select and develop new investment and production opportunities. There can be no assurance that our television programs and feature films will obtain favorable ratings or reviews or that broadcasters will license the rights to broadcast any of our television programs in development or renew licenses to broadcast programs currently produced by our predecessors. Even if licenses to broadcast our television programming are renewed, the popularity of a particular program and its ratings may diminish over time.

     WE FACE SUBSTANTIAL CAPITAL REQUIREMENTS AND FINANCIAL RISKS. The production, completion and distribution of television programs and feature films require a significant amount of capital. Although we intend to continue to reduce the risks of our financial involvement in the production costs of our productions through financial assistance from broadcasters, distributors, government and industry programs and studios, there can be no assurance that we will continue to successfully implement such arrangements or that we would not be subject to substantial financial risks relating to the production, completion and release of future television programs and feature films. In addition, a significant amount of time may elapse between our expenditure of funds and the receipt of revenues from our television programs or feature films.

     BUDGET OVERRUNS MAY ADVERSELY AFFECT OUR BUSINESS. Actual motion picture costs may exceed their budget, sometimes significantly, although television program costs typically do not. Risks such as labor disputes, death or disability of star performers, rapid high technology changes relating to special effects or other aspects of production, shortages of necessary equipment, damage to film negatives, master tapes and recordings or adverse weather conditions may cause cost overruns and delay or frustrate completion of a production. If a film incurs substantial budget overruns, we may have to seek additional financing from outside sources to complete production of a television program or motion picture. No assurance can be given as to the availability of such financing on terms acceptable to us. In addition, if a film incurs substantial budget overruns, there can be no assurance that such costs will be recouped, which could have a significant impact on our business, results of operations or financial condition.

     DISTRIBUTORS' FAILURE TO PROMOTE OUR PROGRAMS MAY ADVERSELY AFFECT OUR BUSINESS. Decisions regarding the timing of release and promotional support of our television programs, feature films and related products are important in determining the success of a particular television program, feature film or related product. As with most production companies, for our product distributed by others we do not control the manner in which our distributors distribute our television programs or feature films. Although our distributors have a financial interest in the success of any such television programs or feature films, any decision by our distributors not to distribute or promote one of our television programs, feature films or related products or to promote competitors' programs, feature films or related products to a greater extent than it promotes ours could have a material adverse affect on our business, results of operations or financial condition.

WE FACE COMPETITION.

     OUR LACK OF DIVERSIFICATION MAY MAKE US VULNERABLE TO OVERSUPPLIES IN THE MARKET. Most of the major U.S. studios are part of large diversified corporate groups with a variety of other operations, including television networks and cable channels, which can provide both means of distributing their products and stable sources of earnings that offset fluctuations in the financial performance of their motion picture and television operations. The number of films released by our competitors, particularly the major U.S. film studios, in any given period may create an oversupply of product in the market, and that may reduce our share of gross box-office admissions and make it more difficult for our films to succeed.

     WE MAY NOT HAVE ACCESS TO THE LIMITED NUMBER OF PRIME TIME SLOTS FOR TELEVISION PROGRAMMING. We compete for television network time slots with a variety of companies that produce television programming. The number of prime time slots remains limited, even though the total number of outlets for television programming has increased over the last decade. As a result, there is intense competition for these prime time slots. In addition, television networks are now producing more programs internally, and thus possibly reducing such networks' demand for programming from other parties. There can be no assurance that we will be able to compete successfully against current or future competitors.

     TECHNOLOGICAL ADVANCES MAY REDUCE DEMAND FOR FILMS AND TELEVISION PROGRAMS. The entertainment industry in general, and the motion picture industry in particular, are continuing to undergo significant changes, primarily due to technological developments. Because of this rapid growth of technology, shifting consumer tastes and the popularity and availability of other forms of entertainment, it is impossible to predict the overall effect these factors will have on the potential revenue from and profitability of feature-length motion pictures and television programming.

WE ARE REQUIRED TO MAKE ESTIMATES AND ASSUMPTIONS WHEN REPORTING
OUR FILM OPERATING RESULTS AND ACTUAL RESULTS MAY DIFFER.

     OUR OPERATING RESULTS DEPEND ON PRODUCT COSTS, PUBLIC TASTES AND PROMOTION SUCCESS. We expect to generate a substantial majority of our future revenue from the development and production of feature films and television programs. Our future revenues will depend upon the timing and the level of market acceptance of our television programs and feature films, as well as upon the cost to produce, distribute and promote these programs and feature films. The revenues derived from the production of a television program or feature film depend primarily on the television program's or feature film's acceptance by the public, which cannot be predicted and does not necessarily bear a direct correlation to the production costs incurred. The commercial success of a television program or a feature film also depends upon promotion and marketing and certain other factors. Accordingly, our revenues are, and will continue to be, extremely difficult to forecast.

     OUR OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY. We expect that our future operating results will fluctuate significantly as a result of, among other factors:

    o the timing of domestic and international releases of current and future television programs or feature films we produce;

    o  the success of our television programs or feature films;

    o the timing of the release of related products into their respective markets;

    o the costs to distribute and promote the television programs and feature films;

    o the success of our distributors in marketing our television programs and feature films;

    o the timing of receipt of proceeds generated by the television programs and feature films from distributors;

    o the introduction of new television programs and feature films by our current and future competitors;

    o the timing and magnitude of operating expenses and capital expenditures;

    o the level of unreimbursed production costs in excess of budgeted maximum amounts;

    o the timing of the recognition of advertising costs for accounting purposes under SoP 00-2; and

    o general economic conditions, including continued slowdown in advertiser spending.

     As a result, we believe that our results of operations may fluctuate significantly, and it is possible that our operating results could be below the expectations of equity research analysts and investors.

     WE MAY OVERSTATE OR UNDERSTATE OUR TOTAL REVENUES AND COSTS BECAUSE OF ENTERTAINMENT ACCOUNTING POLICIES. In preparing our financial statements in accordance with Canadian generally accepted accounting principles, we follow the guidance issued by the American Institute of Certified Public Accountants for Accounting by Producers or Distributors of Films contained in Statement of Position 00-2 ("SoP 00-2"). Under SoP 00-2, we recognize revenue on films at the later of the following dates: when films are delivered, or access to the film is available, to the customer; when the license period begins;
when the fee is determinable and when collection is reasonably assured. As a result, our expected cash flows may not necessarily relate to the revenue recognized in a given period. We capitalize costs of producing and developing films and television episodes. Capitalized costs include costs of film rights and screenplays, direct costs of production, interest and production overhead. We amortize those costs using the film-forecast-computation method, which involves estimating unrecognized ultimate revenues of each film. We revise our ultimate revenue estimates on a quarterly basis. The cost of film prints is deferred and charged to expense on a straight-line basis over the period of theatrical release.
We also estimate participation costs each period, which may vary from the actual participation costs. We assess the valuation of our films on a quarterly basis. When events or changes in circumstances indicate that the fair value of a film is less than its unamortized film costs, we write down the film to fair value. Fair value of a film is determined using the discounted cash flow approach based on our estimate of the most likely cash flows and an appropriate discount rate. As a result of uncertainties in these estimation processes, actual results may vary from the estimates.

OUR SUCCESS DEPENDS ON OUR PERSONNEL.

     Loss of Key Personnel May Adversely Affect Our Business.
Our success depends to a significant extent on the performance of a number of our senior management personnel and other key employees of Lions Gate and our affiliates. In particular, we will depend on the services of such personnel as Jon Feltheimer, Tom Ortenberg, Peter Block, Kevin Beggs, Marni Wieshofer, Michael Burns and Jacques Pettigrew. The loss of the services of key persons could have a material adverse effect on the Company's business, operating results and financial condition.

WE MAY FACE CHANGES IN REGULATORY ENVIRONMENT.

     FAILURE TO MEET CANADIAN PROGRAMMING RESTRICTIONS MAY DECREASE THE TIME SLOTS AND INCENTIVE PROGRAMS AVAILABLE TO US. Canadian broadcasters and cable, pay television and pay-per-view television services are typically required, as a condition of their license, to broadcast significant minimum amounts of programming, including prime time, with Canadian content programs. The CRTC enforces compliance with these requirements, and failure to comply can result in fines or the loss of license. The CRTC has issued detailed criteria that must be met for a television production to qualify as a "Canadian program." The criteria require, among other things, that Canadians perform financial and creative functions. If our productions cease to qualify as Canadian programs under the regulations and policies of the CRTC, we may find it more difficult to secure time slots in Canada for our productions. In addition, if our productions cease to meet minimum Canadian content requirements, we may be unable to access various federal and provincial film and television incentive programs, including refundable tax credits, as discussed below. We could have an adverse impact on our business, operations and financial condition if any change in the policies of Canada or the provinces in connection with their incentive programs occurs.

     WE MAY LOSE INVESTMENT FUNDS AND TAX CREDITS IF WE FAIL TO FOLLOW CANADIAN STATUTORY REQUIREMENTS. Certain programs produced by us will be contractually required to be "Canadian content" programs in accordance with the requirements established from time to time by the CRTC, the Canadian Audio-Visual Certification Office, the Income Tax Act (Canada) and the regulations thereunder. In the event a program does not qualify under the applicable requirements, we would be in default of our commitments made in connection with such contracts. Such default could result in reduction or the elimination of license fees from the Canadian broadcasters, reduced or even no government incentives and/or future ineligibility for Canadian government incentive programs.

     The federal government and a number of its provincial counterparts have established refundable tax credit programs based on eligible labor expenditures of qualifying production entities. We expect that certain film and television productions we will produce will incorporate such refundable tax credits as elements of production financing. If such productions do not ultimately qualify for anticipated refundable tax credits, the relevant production may require additional funds for completion, which may not be available from other sources.

     For our film and television productions to continue to qualify for several refundable tax credits, we must remain Canadian-controlled pursuant to the Investment Canada Act, among other statutory requirements. If we cease to be Canadian-controlled under the Investment Canada Act, we would no longer qualify or be entitled to access such refundable tax credits and other Canadian government and private film industry incentives which are restricted to Canadian-controlled corporations, including the ability to produce under Canada's official co-production treaties with other countries. Such a change in status would also negatively affect our eligibility to retain the benefit of refundable tax credits and other incentives arising prior to a change of control. There are currently no transfer restrictions on our Common Stock as a class, and we accordingly may not be able to prevent a change of control. In addition, certain provincial refundable tax credits require that the applicable applicant be provincially-controlled. If any of our affiliates that accesses or intends to access such credits ceases to be provincially controlled, we would no longer be entitled to access the applicable provincial refundable tax credit.

WE FACE INHERENT INTERNATIONAL TRADE RISKS THAT MAY HAVE A
MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

     We distribute motion picture and television productions in foreign countries and derive a significant percentage of our revenues from sources outside the U.S. and Canada. As a result, our business is subject to certain risks inherent in international trade, many of which are beyond our control. These risks include:

    o  changes in local regulatory requirements;

    o  changes in the laws and policies affecting trade;

    o investment and taxes (including laws and policies relating to the repatriation of funds and to withholding taxes);

    o differing degrees of protection for intellectual property;

    o  instability of foreign economies and governments; and

    o  cultural barriers.

These factors can adversely affect our business and results of operations.

OUR REVENUES AND OPERATING MARGINS ARE VULNERABLE TO CURRENCY
FLUCTUATIONS.

     We cannot accurately predict the impact of future exchange rate fluctuations between the Canadian dollar and the U.S. dollar or other foreign currencies on revenues and operating margins, and fluctuations could have a material adverse effect on our business, financial condition and results of operations. In addition, currency and exchange control regulations imposed by the country in which a production is exploited may also adversely affect our ability to repatriate to Canada funds arising in connection with our foreign operations.

PROTECTING AND DEFENDING AGAINST INTELLECTUAL PROPERTY CLAIMS MAY
HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

     Our ability to compete depends, in part, upon successful protection of our proprietary property. We protect proprietary and intellectual property rights to our productions through available copyright and trademark laws and licensing and distribution arrangements with reputable international companies in specific territories and media for limited durations. Despite these precautions, existing copyright and trademark laws afford only limited practical protection in certain jurisdictions. We distribute our products in other jurisdictions in which there is no copyright and trademark protection. As a result, it may be possible for unauthorized third parties to copy and distribute our productions or certain portions or applications of our intended productions.

     In addition, litigation may be necessary in the future to enforce intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. Any such litigation could result in substantial costs and the diversion of resources and could have a material adverse effect on our business, operating results or financial condition. From time to time, we may also receive notice of claims of infringement of other parties' proprietary rights. There can be no assurance that infringement or invalidity claims will not materially adversely affect our business, financial condition or results of operations. Regardless of the validity or the success of the assertion of claims, we could incur significant costs and diversion of resources in defending against claims, which could have a material adverse effect on our business, financial condition or results of operations.

ITEM 2.  PROPERTIES.

     Our corporate head office is located at Suite 3123, Three Bentall Centre, 595 Burrard Street, Vancouver, British Columbia and occupies approximately 5,401 square feet of space under a lease agreement that expires on April 30, 2002. Our Canadian operations and financial personnel are located in leased space of 7,800 square feet expiring in 2006 in Toronto, Ontario and U.S. corporate executives and operations are located in leased space of 35,000 square feet expiring in 2009 in Los Angeles, California.

     Christal Films' office is located in Ville St. Laurent, Quebec, and occupies approximately 15,000 square feet under a lease agreement expiring in August 2001. Christal Films leases on a monthly basis a further 5,000 square feet of space in St. Laurent for storage facilities.

     CineGroupe operates from two leased premises in Montreal, Quebec totalling approximately 70,000 square feet the leases for which expire in 2006 and also has a 1,280 square feet office in Los Angeles which lease expires October 2003.

     The LG Studios complex is located at 555 Brooksbank Avenue, North Vancouver, British Columbia. LG Studios' facilities occupy an approximately 14-acre site in a landscaped, park-like setting. The land on which the facilities are situated is owned by LG Studios and is subject to mortgages under four separate term loans. Loans in the amount of approximately $8.3 million and $9.2 million mature in April 2003 and July 2003, respectively. Loans in the amount of approximately $2.6 million mature in October 2005. We have a five-year operating lease for 50,000 square feet with Eagle Creek Studios in Burnaby, British Columbia expiring in 2005.

     Termite Art has leased office space totalling approximately
10,000 square feet in Studio City, California which expires on August 1, 2001.

     Mandalay occupies space on the Paramount Studios lot in Los
Angeles pursuant to the Paramount Agreement.  See "Business -
Financing, Production and Distribution Agreement with Paramount."

     We believe that our current facilities are adequate to conduct our business operations for the foreseeable future. We believe that we will be able to renew these leases on similar terms upon expiration. If we cannot renew, we believe that we could find other suitable premises without any material adverse impact on our operations.

ITEM 3.  LEGAL PROCEEDINGS.

     We know of no actual, threatened or pending legal proceedings to which we or any of our subsidiaries is a party which are material or potentially material, either individually or in the aggregate.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2001.

                             PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
SHAREHOLDER MATTERS.

     Our Common Stock is listed on the Toronto Stock Exchange
(the "TSE") and the American Stock Exchange ("AMEX") and trades under the symbol "LGF."

TORONTO STOCK EXCHANGE

     The following table sets forth the range of high and low
closing sale prices for our Common Stock, as reported by the TSE, for our two most recent fiscal years:
                                         High         Low
                                        ------       ------
   Year ended March 31, 2000
     First Quarter....................  $5.50        $2.85
     Second Quarter...................   3.00         2.20
     Third Quarter....................   3.65         2.50
     Fourth Quarter...................   6.90         3.40
   Year ended March 31, 2001
     First Quarter....................   5.25         3.05
     Second Quarter...................   4.99         2.70
     Third Quarter....................   4.00         2.00
     Fourth Quarter...................   4.10         2.75

AMERICAN STOCK EXCHANGE

     The following table sets forth the range of high and low
closing sale prices for our Common Stock, as reported by AMEX, for our two most recent fiscal years:
                                         High         Low
                                        ------       ------
   Year ended March 31, 2000
     First Quarter....................US$3.75      US$1.94
     Second Quarter...................   2.06         1.50
     Third Quarter....................   2.56         1.63
     Fourth Quarter...................   4.94         2.31
   Year ended March 31, 2001
     First Quarter....................   3.75         2.00
     Second Quarter...................   3.06         2.00
     Third Quarter....................   2.69         1.31
     Fourth Quarter...................   2.75         1.75

HOLDERS

     As of June 1, 2001, there were 42,449,496 shares issued and outstanding and 395 registered holders of our Common Stock as confirmed by our transfer agent.

DIVIDEND POLICY

     We have not paid any dividends on our outstanding common shares since our inception and do not anticipate doing so in the foreseeable future. The declaration of dividends on our common shares is within the discretion of our Board of Directors and will depend upon the assessment of, among other things, our earnings, financial requirements and operating and financial condition. At the present time, our anticipated capital requirements are such that it intends to follow a policy of retaining earnings in order to finance further development of our business.

     We are limited in our ability to pay dividends on our common shares by limitations under the Company Act (British Columbia) relating to the sufficiency of profits from which dividends may be paid. We are also limited in our ability to pay dividends by our revolving credit facility pursuant to a negative covenant.

     The Series A preferred shares are entitled to cumulative dividends, as and when declared by the Board of Directors at a rate of 5.25% of the offering price per annum, payable semi-annually on the last day of March and September of each year. At our option, the dividend may be paid in cash or additional preferred shares. We declared, and on September 30, 2000 and March 31, 2001, respectively, paid in U.S. dollars, cash dividends of US$817,000 or US$66.94 per share ($1.2 million or $99.08 per share) and US$817,000 or US$66.94 per share ($1.3 million or $105.51 per share).  (2000 - US$406,000 or US$33.29 per share, $591,000 or $48.40 per share).

RECENT SALES OF UNREGISTERED SECURITIES

     On March 7, 2001, we issued 600,000 unregistered shares of our Common Stock to Peter Strauss pursuant to a Settlement and Partial Release Agreement dated March 6, 2001. Mr. Strauss has served as President of LG Pictures, International Movie Group, Inc. and The Movie Group since June 30, 1998. Subsequent to the commencement of such employment, we became involved in a dispute with Mr. Strauss. As part of the Settlement and Partial Release Agreement, pursuant to which we and Mr. Strauss settled and resolved all claims against each other, we agreed to issue Mr. Strauss 600,000 shares of our Common Stock. The issuance was exempt from registration under Section 4(2) of the Securities Act of 1933 as amended, as a sale of securities not involving a public offering.

TAXATION

     The following is a general summary of certain Canadian income tax consequences to U.S. Holders (who deal at arm's length with the Company) of the purchase, ownership and disposition of Common Shares. For the purposes of this discussion, a "U.S. Holder" means a holder of Common Shares who (1) for the purposes of the Income Tax Act (Canada) is not, has not, and will not be resident in Canada at any time while he or she holds Common Shares, (2) at all relevant times is a resident of the United States under the Canada-United States Income Tax Convention
(1980) (the "Convention"), and (3) does not and will not use or be deemed to use the Common Shares in carrying on a business in Canada. This summary does not apply to U.S. Holders who are insurers. Such U.S. Holders should seek tax advice from their advisors. An actual or prospective investor that is a U.S. limited liability company in some circumstances may not be considered to be a resident of the United States for the purposes of the Convention and therefore may not be entitled to benefits thereunder.

     This summary is not intended to be, and should not be construed to be, legal or tax advice to any prospective investor and no representation with respect to the tax consequences to any particular investor is made. The summary does not address any aspect of any provincial, state or local tax laws or the tax laws of any jurisdiction other than Canada or the tax considerations applicable to non-U.S. Holders. Accordingly, prospective investors should consult with their own tax advisors for advice with respect to the income tax consequences to them having regard to their own particular circumstances, including any consequences of an investment in Common Shares arising under any provincial, state or local tax laws or the tax laws of any jurisdiction other than Canada.

     This summary is based upon the current provisions of the Income Tax Act (Canada), the regulations thereunder and the proposed amendments thereto publicly announced by the Department of Finance, Canada prior to the date hereof. It does not otherwise take into account or anticipate any changes in law, whether by legislative, governmental or judicial action.

     The following summary applies only to U.S. Holders who hold their Common Shares as capital property. In general, Common Shares will be considered capital property of a holder where the holder is neither a trader nor dealer in securities, does not hold the Common Shares in the course of carrying on a business and is not engaged in an adventure in the nature of trade in respect thereof. This summary does not apply to holders who are "financial institutions" within the meaning of the mark-to-market rules contained in the Income Tax Act (Canada).

     Amounts in respect of Common Shares paid or credited or deemed to be paid or credited as, on account or in lieu of payment of, or in satisfaction of, dividends to a shareholder who is not a resident of Canada within the meaning of the Income Tax Act (Canada) will generally be subject to Canadian non-resident withholding tax. Such withholding tax is levied at a basic rate of 25% which may be reduced pursuant to the terms of an applicable tax treaty between Canada and the country of residence of the non-resident. Under the Convention, the rate of Canadian non-resident withholding tax on the gross amount of dividends beneficially owned by a U.S. Holder is generally 15%. However, where such beneficial owner is a company which owns at least 10% of the voting stock of the Company, the rate of such withholding is 5%.

     A purchase of Common Shares by the Company (other than by a purchase in the open market in the manner in which shares are normally purchased by a member of the public) will give rise to a deemed dividend equal to the amount paid by the Company on the purchase in excess of the paid-up capital of such shares, determined in accordance with the Income Tax Act (Canada). Any such dividend deemed to have been received by a person not resident in Canada will be subject to non-resident withholding tax as described above. The amount of any such deemed dividend will reduce the proceeds of disposition to a holder of Common Shares for purposes of computing the amount of the holder's capital gain or loss arising on the disposition.

     A U.S. Holder will generally not be subject to tax under the Income Tax Act (Canada) in respect of any capital gain arising on a disposition of Common Shares (including on a purchase by the Company) unless at the time of disposition such shares constitute taxable Canadian property of the holder for purposes of the Income Tax Act (Canada) and such holder is not entitled to relief under an applicable tax treaty. If the Common Shares are listed on a prescribed stock exchange at the time they are disposed of, they will generally not constitute taxable Canadian property of a U.S. Holder unless, at any time during the five year period immediately preceding the disposition of the Common Shares, the U.S. Holder, persons with whom he or she does not deal at arm's length, or the U.S. Holder together with non-arm's length persons, had an interest in or option in respect of, 25% or more of the issued shares of any class of the capital stock of the Company. In any event, under the Convention, gains derived by a U.S. Holder from the disposition of Common Shares will generally not be subject to tax in Canada unless the value of the Company's shares is derived principally from real or certain other immovable property situated in Canada.

ITEM 6.  SELECTED FINANCIAL DATA.

     The following selected consolidated financial data should be read in conjunction with the Financial Statements and the Notes thereto and Item 9, "Management's Discussion and Analysis of Financial Condition and Results of Operations." The consolidated statement of operations data and balance sheet data set forth below have been derived from and are qualified by reference to the

Consolidated Financial Statements and Notes thereto for the year ended March 31, 2001, which have been audited by PriceWaterhouseCoopers, LLP, included elsewhere herein. Historical results are not necessarily indicative of the results of operations which may be expected in the future. See "Currency and Exchange Rates" for historical exchange rate information.

     The financial statements of the Company have been prepared in accordance with Canadian generally accepted accounting principles ("GAAP") and, except as noted, the financial data set forth below is presented in accordance with Canadian GAAP. These principles differ in some respects from United States GAAP. For a description of the principal differences between Canadian GAAP and United States GAAP, see Note 25, "Reconciliation to United States GAAP" in the Notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
(all amounts in thousands of Canadian dollars, except per share information)
                                           Fiscal Years Ended March 31,
                                    ------------------------------------------
                                      2001       2000       1999       1998
                                    ---------  ---------  ---------  ---------
In accordance with Canadian GAAP:

Revenue...........................  $282,226   $271,251   $118,297   $ 64,149

Direct Operating Expenses.........  156,420    222,875     92,931      49,175
                                    ---------  ---------  ---------  ---------
Gross Profit......................  125,806     48,376     25,366      14,974
                                    ---------  ---------  ---------  ---------
Other Expenses
  Distribution and marketing
   costs..........................    51,776          -          -          -
  General and administrative......    37,710     31,388     23,555     10,337
  Amortization....................     9,887      7,074      5,279      1,781
  Interest........................    10,283      4,466      3,655        951
  Non-controlling interest........       881      1,308        612      1,019
  Severance and restructuring
    costs.........................         -      1,698      1,647          -
                                    ---------  ---------  ---------  ---------
                                     110,537     45,934     34,748     14,088
                                    ---------  ---------  ---------  ---------
Income (Loss) Before Undernoted       15,269      2,442     (9,382)       886
  Gain on dilution of investment
    in a subsidiary...............         -          -        839          -
                                    ---------  ---------  ---------  ---------
  Income (Loss) Before Income
    Taxes and Equity Interests....    15,269      2,442     (8,543)       886
  Income taxes....................    (3,292)     2,000        304      1,439
                                    ---------  ---------  ---------  ---------
  Income (Loss) Before Equity
    Interest......................    18,561        442     (8,847)      (553)

  Equity interest in loss of
    Mandalay Pictures, LLC........    (8,298)    (5,894)    (5,449)         -

  Other equity interests..........    (1,535)       159        140          -
                                    ---------  ---------  ---------  ---------
  Net Income (Loss) for the Year..     8,728     (5,293)   (14,156)      (553)

  Dividends paid on preferred
    shares........................    (2,497)      (591)         -          -

  Accretion on Series A preferred
    shares........................    (3,115)      (727)         -          -

  Adjusted Deficit, Beginning of
    Year..........................   (83,016)   (14,709)      (553)         -
                                    ---------  ---------  ---------  ---------
  Deficit, End of Year............  $(79,900)  $(21,320)  $(14,709)   $  (553)
                                    =========  =========  =========  =========
  Basic and Diluted Income
    (Loss) Per Common Share.......  $   0.09   $  (0.22)  $  (0.58)   $ (0.04)
                                    =========  =========  =========  =========

Deficit, Beginning of Year........  $(21,320)  $(14,709)  $   (553)   $     -

Effect of change in accounting
  policy..........................   (61,696)         -          -          -
                                    ---------  ---------  ---------  ---------
Adjusted Deficit, Beginning of
  Year............................  $(83,016)  $(14,709)  $   (553)   $     -
                                    =========  =========  =========  =========
In accordance with U.S. GAAP:

  Revenue.........................  $264,047   $247,264   $114,377   $ 56,942
                                    =========  =========  =========  =========

  Net Loss for the Year...........  $(28,805)  $ (2,424)  $(25,697)  $ (1,435)
                                    =========  =========  =========  =========

  Basic and Diluted Loss
    Per Common Share..............  $  (0.99)  $  (0.11)  $  (1.05)  $  (0.10)
                                    =========  =========  =========  =========

CONSOLIDATED BALANCE SHEETS
(all amounts in thousands of Canadian dollars)
                                                  At March 31,
                                    ------------------------------------------
                                      2001       2000       1999        1998
                                    ---------  ---------  ---------  ---------
In accordance with Canadian GAAP

Assets
 Cash and equivalents.............  $ 10,485   $ 19,283   $ 26,254   $  9,064
 Accounts receivable..............   183,787    107,344     60,673     47,816
 Investment in films and
  television programs.............   228,349    128,375     88,949     56,305
 Long term investments... ........    77,230     64,058     72,932     71,048
 Capital assets...................    44,212     44,505     40,691     38,757
 Goodwill, net of accumulated
  amortization....................    34,924     29,163     31,636     27,207
 Other assets.....................    15,233      8,960      6,029        317
 Future income taxes..............         -        285        448          -
                                    ---------  ---------  ---------  ---------
                                    $594,220   $401,973   $327,612   $250,514
                                    =========  =========  =========  =========
Liabilities
 Bank loans.......................   159,765     13,936   $ 12,185     15,581
 Accounts payable and accrued
  liabilities.....................   123,370     74,965     44,668     26,441
 Production and distribution
  loans...........................    24,045     41,838     48,415     30,227
 Long-term debt...................    65,987     40,607     41,145     27,414
 Deferred revenue.................    22,283     19,269     10,780      4,999
 Future income taxes..............       757          -          -      1,255
 Non-controlling interest.........     1,224      4,944      3,635        646
                                    ---------  ---------  ---------  ---------
                                     397,431    195,559    160,828    106,563

Shareholders' Equity
 Capital stock....................   266,523    226,290    177,068    144,524
 Deficit..........................   (79,900)   (21,320)   (14,709)      (553)
 Cumulative translation
  adjustments.....................    10,166      1,444      4,425        (20)
                                    ---------  ---------  ---------  ---------
                                     196,789    206,414    166,784     143,951
                                    ---------  ---------  ---------  ---------
                                    $594,220   $401,973   $327,612    $250,514
                                    =========  =========  =========  =========
In accordance with U.S. GAAP:
Total assets......................  $599,170   $395,219   $318,089    $263,621
                                    =========  =========  =========  =========

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATION.

     The following discussion and analysis for the years ended March 31, 2001, 2000 and 1999 should be read in conjunction with the Consolidated Financial Statements and the notes to the Consolidated Financial Statements included in this report.

     The functional currency of our business, defined as the economic environment in which we primarily generate and expend cash, is the Canadian dollar and United States dollar for the Canadian and United States-based businesses respectively. In accordance with generally accepted accounting principles in both Canada and the United States, the financial statements of United States-based subsidiaries are translated for consolidation purposes using current exchange rates, with translation adjustments accumulated in a separate component of shareholders' equity.

     We develop, produce and distribute a targeted range of film and television content in North America and around the world. To reflect our core businesses, this discussion focuses on Motion Pictures, Television, Animation, Studio Facilities and CineGate. Please also refer to the table in note 21 to the consolidated financial statements.

     In June 2000, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued SoP 00-2. SoP 00-2 establishes new accounting standards for producers or distributors of films, including changes in revenue recognition and accounting for exploitation costs, including advertising and marketing expenses. Additionally, in June 2000, the Financial Accounting Standards Board ("FASB") issued Statement 139 ("SFAS 139") that rescinded SFAS 53 "Financial Reporting by Producers and Distributors of Motion Picture Films." Companies that were previously subject to the requirements of SFAS 53 must now comply with SoP 00-2. We elected to adopt SoP 00-2 early and, as a result, recorded a one-time after-tax adjustment to opening retained earnings at April 1, 2000 of $58.9 million (including $5.5 million relating to Mandalay) for the initial adoption of SoP 00-2.

     The new rules require that advertising costs be expensed as incurred as opposed to the old rules, which generally allowed advertising costs to be capitalized as part of film costs, and amortized using the "individual film forecasts" method. All other exploitation costs, including marketing costs, must also now be expensed as incurred. Due to the significant advertising and other exploitation costs incurred in the early stages of a film's release, we anticipate that the new rules will significantly impact its results of operations for the foreseeable future. For example, in the financial quarter where we release a film theatrically it is likely that significant losses would be realized on that film. In subsequent financial quarters when the film is released into other media, such as video and television, it is likely that a significantly favorable gross margin would be recorded on that film. In the current year, "pre-SoP" EBITDA would have been approximately $46.2 million, a $9.9 million difference, compared to "post-SoP" EBITDA of $36.3 million. A significant portion of the decline due to the SoP adjustment relates to the allocation of the fair value of Trimark's library on acquisition under the SoP and advertising costs relating to the fiscal 2001 theatrical releases of American Psycho and Shadow of the Vampire. The $9.9 million decrease in EBITDA equates to a decrease in net income of $5.9 million or $0.16 per share.

     Advertising and other exploitation costs expensed in the year are now separately disclosed in the Consolidated Statements of Operations and Deficits as "distribution and marketing costs." Additionally, under SFAS 53, we classified additions to films costs as an investing activity in the Consolidated Statement of Cash Flows, which must now be disclosed as an operating activity in the Consolidated Statement of Cash Flows.

     In September 2000, we announced that we had entered into a joint venture with Cinegate Holdings Inc. to provide services to CineGate. CineGate provides management services to Canadian limited partnerships using the Film or Video Production Services Tax Credit and the Canadian Federal Tax Act to finance production in Canada.

     We also elected early adoption of CICA Handbook Section 3465
- Income Taxes - which is similar in many respects to FAS 109 under U.S. GAAP. A onetime adjustment to opening retained earnings at April 1, 2000 of $2.7 million was recorded as described in note 2(r) to the consolidated financial statements.

     In September 2000, we announced we had closed a US$200 million five-year revolving credit facility arranged by J.P. Morgan Securities, agented by Chase Manhattan Bank in a syndicate of fifteen nationally and internationally significant banks. Dresdner Bank AG acted as Syndication Agent and National Bank of Canada acted as the Canadian Facility Agent.

     In October 2000, we announced we had completed the acquisition of Trimark. The total consideration of US$49.6 million consisted of cash consideration of US$22.0 million,
10.2 million Lions Gate common shares with an estimated fair value of US$23.6 million and US$4.0 million of acquisition costs. The acquisition was accounted for as a purchase, with the results of Trimark consolidated from October 13, 2000 onwards. The transaction generated goodwill of $8.5 million. We have successfully integrated Trimark into our operations and the synergies are expected to exceed the projected US$7 million in annual costs savings.

     As part of the reorganization of our operations as a result of the acquisition of Trimark the New York office was closed in January 2001 and the Toronto office was downsized in March 2001.

     In November 2000, we acquired the 50% remaining third party interest in Sterling Home Entertainment (referred to as "Studio Home Entertainment"). The total consideration of US$2.8 million consisted of cash consideration of US$2.0 million, forgiveness of an account receivable of US$0.7 million and US$0.1 million of acquisition costs. The acquisition gave us access to 100% of the Studio Home Entertainment library that consists of many significant straight-to-video titles including Legionnaire, Letters From a Killer, Murder of Crows, and New Rose Hotel, as well as distribution rights to the top-selling Komodo.

     In December 2000, CinemaNow, our Internet video on demand business, acquired with Trimark, announced the completion of a second round of preferred share financing consisting of 5.3 million shares for US$4.5 million. Significant participants in this round of financing included Blockbuster, Microsoft and private venture funds. This transaction resulted in a dilution of our interest from 77.2% to 63%.

OVERVIEW

     Including the non-cash equity interests in the operating losses of Mandalay and CinemaNow, totaling $9.8 million as disclosed in the Consolidated Statements of Operations and Deficits, net income for the year ended March 31, 2001 was $8.7 million or $0.09 per share (including the Series A preferred share dividends and accretion on the Series A preferred shares) on 36.2 million weighted average commons shares outstanding compared to a net loss of $5.3 million or $0.22 per share (including the Series A preferred share dividends and accretion on the Series A preferred shares) on 30.7 million weighted average common shares outstanding for the year ended March 31, 2000 and a net loss of $14.2 million or $0.58 per share on 24.6 million weighted average common shares outstanding for the year ended March 31, 1999. Our $8.3 million (2000-$5.9 million) non-cash equity interest in the loss of Mandalay is comprised of 100% of the operating losses of Mandalay for the year of $6.4 million, plus amortization of previously capitalized pre-operating period costs of $1.9 million. Our $1.5 million non-cash equity interest in the loss of CinemaNow comprises 66.9% of the non-cash operating losses of CinemaNow for the period
October 13, 2000 to March 31, 2001 of $1.2 million, plus amortization of goodwill amounting to $0.3 million, which arose at the time of the purchase of Trimark.

     Excluding the non-cash equity interests in the operating losses of Mandalay and CinemaNow, we generated earnings for the year ended March 31, 2001 of $18.6 million, an improvement of $18.2 million compared to the equivalent earnings amount of $0.4 million in the year ended March 31, 2000 and a loss of $8.8 million in the year ended March 31, 1999. These results are equivalent to earnings per share of $0.32 in fiscal 2001, loss per share of $0.02 in fiscal 2000 and a loss per share of $0.35 in fiscal 1999, all other things being equal.

     Excluding the adoption of SoP 00-2, net income for the year ended March 31, 2001 would have been $14.6 million or $0.25 per share (including the Series A preferred share dividends and accretion on the Series A preferred shares).

     EBITDA (defined as earnings before interest, provisions for income taxes, amortization, non-controlling interests, equity interests in losses and severance and relocation costs) of $36.3 million for the year ended March 31, 2001 has increased $19.3 million or 113.5% compared to $17.0 million for the year ended March 31, 2000 and increased $34.5 million or more than twenty-fold compared to $1.8 million for the year ended March 31, 1999. EBITDA should be considered in addition to, but not as a substitute for, operating income, net income and other measures of financial performance reported in accordance with generally accepted accounting principles.

RESULTS OF OPERATIONS

     FISCAL 2001 COMPARED TO FISCAL 2000

     Revenue in fiscal 2001 of $282.2 million increased $10.9 million or 4.0% compared to $271.3 million in fiscal 2000.

     Revenue increased significantly in Motion Pictures and was down slightly in Television and Animation due to the timing of deliveries.

     Motion Pictures fiscal 2001 revenue of $173.9 million increased $34.9 million or 18.4% compared to $146.9 million in fiscal 2000. The increase is due primarily to the inclusion of Trimark's post-acquisition revenue for the period October 13, 2000 to March 31, 2001 of $50.3 million, partially offset by decreased revenue in Lions Gate Films of $23.3 million year-over-year. In Lions Gate Films, the majority of the year over year decrease was in theatrical distribution. In fiscal 2000, Dogma (a theatrical distribution service deal) contributed theatrical revenue of close to $20.0 million and to a large extent explains the decrease in fiscal 2001. The Dogma service deal generated fees of 15%, which put negative pressure on the prior year's gross margin. Significant theatrical releases in the current year included: American Psycho; Shadow of the Vampire; and Big Kahuna. Significant video releases in the current year included:
American Psycho; Big Kahuna; and Million Dollar Hotel.
Television and international sales revenue were relatively consistent year-over year. Trimark contributed video revenue of approximately $30.0 million, international sales revenue of approximately $14.0 million and television revenue of approximately $7.0 million. Significant revenue generators for Trimark included Shriek, Saturday Night Live "Best of" comedy series, and Held Up.

     Television revenue of $71.5 million decreased by $10.3 million or 12.6% from $81.8 million in the prior year, due primarily to fewer television movie deliveries partially offset by increased deliveries in

Termite Art.  Trimark contributed Television revenue of
$3.7 million. In the current year, the one-hour drama series business contributed revenue of $44.5 million. Deliveries in the current year included 22 episodes of Mysterious Ways to PAX TV, NBC (13 of 22 episodes), CTV and Columbia Tristar and 7 episodes of Higher Ground to Fox Family, WIC and Paramount. In the prior year, 37 hours of one-hour drama series were delivered for revenue of $46.0 million. Termite Art contributed revenue of $18.4 million in the current year on the delivery of
68.5 hours of non-fiction programming including 6.5 hours of Incredible Vacation Videos to Travel Channel; 6.5 hours of After Midnight to Discovery; 6 hours of VH1 Confidential to VH1; 5 hours of MTV Video Party; and 4 hours of Great Streets to PBS.
In addition, producers fees were earned on the delivery of 19 episodes of Ripley's Believe It Or Not to UPN. In the prior year, Termite Art delivered 35 hours of proprietary programming and 12 hours of Ripley's Believe It or Not for total revenue of $11.3 million. The first Avalanche project, The Void, was delivered to international territories in the current year and producer fees were earned on four productions. In the prior year, four television movies were delivered for revenue of $24.3 million. Under Canadian GAAP, tax credits earned are included in revenue. Under U.S. GAAP, tax credits earned are recorded as an offset to income tax expense. In fiscal 2001, $18.2 million of tax credits earned were included in revenue.

     In Animation, CineGroupe's revenue of $29.7 million decreased $5.9 million or 16.6% compared to $35.6 million in the prior year. The decrease was due to the timing of deliveries - several episodes were not available for delivery at March 31 and were subsequently delivered in the first quarter of fiscal 2002. In the current year a total of 81.5 half-hours of television programming were delivered - 40 half-hours of Wunchpunch to Radio Canada and Saban, 18 half-hours of Kids From Room 402 to TQS and Fox Family, 13.5 half-hours of Sagwa, the Chinese Siamese Cat to PBS and TVO and 7 half-hours of Mega Babies to Teletoon and Fox, as well as the television movie Lion of Oz to Disney Channel and TMN. Library revenue of $1.2 million, interactive revenue of $0.8 million and service and other revenue of $1.3 million was earned in the current year.

     Studio Facilities revenue of $5.5 million decreased $1.5 million or 21.4% from the prior year's revenue of $7.0 million due to the elimination on financial statement consolidation of $1.5 million of intercompany revenue earned from our productions filmed at our Studio Facilities. Stage and office occupancy levels averaged 94% and 85% respectively for the year compared to 96% and 92% respectively in the prior year.

     Since commencing CineGate operations in September 2000, Lions Gate has earned commission revenue of $1.6 million on approximately $270.0 million of production financing arranged through the Cinegate joint venture. An additional $200.0 million of production financing is expected to be completed in the first quarter of fiscal 2002.

     Gross profit for the year ended March 31, 2001 was $125.8 million with a 44.6% gross margin, compared to gross profit of $48.4 million with a gross margin of 17.8% in the prior year. Gross profit increased $77.4 million while the gross margin increased 26.8 percentage points year-over-year. The primary reason for the increase year-over-year is due to the adoption of SoP 00-2 whereby advertisering expenses are now disclosed as a component of other expenses rather than as a component of gross profit. In addition, the gross margin by business improved year-over-year in all businesses, with the exception of Studio Facilities, which decreased primarily due to the revenue elimination relating to our productions.

     The most significant influence on the gross margin compared to the prior year was in Motion Pictures, where the gross margin of 28.1% earned in the current year exceeded the gross margin of 18.7% earned in the prior year by 9.4 percentage points. The majority of the increase is due to the contribution of the Trimark library post acquisition, which accounts for 5.1% of the increase and favorable gross margins earned on library sales during the year, partially offset by the net impact of the adoption of SoP 00-2 of $8.3 million.

     Television's gross margin of 17.1% compares favorably to the prior year's gross margin of 9.2%. Gross margin improvement can be attributed partially to the elimination of intercompany studio costs (see above) which contributed to a favorable gross margin achieved on Mysterious Ways, partially offset by the net impact of the adoption of SoP 00-2 of $2.5 million.

     The gross margin in Animation improved to 28.4% in the current year from 24.9% in the prior year as in the prior year the gross margin was negatively impacted by the delivery of the feature film Heavy Metal, which generated a gross margin of approximately 15% compared to animation television series, which typically generate gross margins in the 25% to 30% range. In addition, CineGroupe recognized a favorable SoP adjustment in the year of $0.7 million.

     Cinegate revenues are at a 100% gross margin due to the nature of the services provided, and did not exist in the prior year.

     Other expenses, which consist primarily of distribution and marketing costs of $51.8 million and general and administrative expenses of $37.7 million, increased $58.1 million or 185.0% over other expenses in the prior year of $45.9 million.
In prior years, distribution and marketing costs were expensed as a component of gross profit. In Motion Pictures, general and administrative expenses increased $6.8 million or 42.0% to $23.0 million from $16.2 million in the prior year primarily as a result of combining operations with Trimark in the current year and the growth of the production and video distribution businesses. General and administrative expenses in corporate increased primarily due to increased salaries and benefits expenses.
General and administrative expenses decreased in Television as a result of cost savings initiatives and remained relatively consistent year-over-year in Animation and Studio Facilities. Year-over-year interest expense increased by $5.4 million due to borrowings related to the purchase of Trimark and increased production and acquisition activity and bank charges related to bank facilities. Goodwill arising on the Trimark acquisition contributed to an increase in amortization of $2.8 million. Partially offsetting these increases, in the prior year $1.6 million of severance and relocation costs were expensed, which did not exist in the current year.

     On March 16, 2001 Mandalay delivered its second feature film, Enemy at the Gates starring Jude Law, Joseph Feinnes, Ed Harris and Rachel Weicz, directed by internationally-acclaimed director Jean Jacques Annaud and filmed in Germany. Enemy at the Gates generated a domestic box office in excess of US$50 million and has performed well overseas. Mandalay's investment in Enemy at the Gates is not significant and Mandalay expects it to generate a favorable cash return. Mandalay's next release is The Score, an action suspense thriller, starring Robert DeNiro, Edward Norton, Marlon Brando and Angela Basset and directed by Frank Oz, filmed in Montreal. The Score is expected to be released theatrically in the U.S. in July 2001. Principal photography was recently completed on Servicing Sarah, a romantic comedy starring Matthew Perry and Elizabeth Hurley. Servicing Sarah is expected to be released next winter. Other Mandalay projects currently in development include: Beyond Borders, Kung Fu Theatre and End Game. The non-cash equity interest in the loss of Mandalay consists of operating losses of $6.4 million and amortization of previously deferred pre-operating costs of $1.9 million. We regularly investigate opportunities that would enable us to realize the value added to our investment in Mandalay.

     Other equity interests consists primarily of our 66.9% non-cash equity interest in CinemaNow's operating loss of $1.2 million and amortization of goodwill of $0.3 million.

     In the current year, we recognized the benefit of previously unrecognized income tax loss carry forwards of approximately $5.5 million. At March 31, 2001, we have Canadian non-capital losses of approximately $52.8 million available to reduce Canadian income taxes carried forward for seven years and US$21.3 million for U.S. income tax losses carried forward for twenty years.

     Our consolidated financial statements have been prepared in accordance with Canadian GAAP. The material differences between the accounting policies used by us under Canadian GAAP and U.S. GAAP are disclosed in note 25 to the financial statements.

     Under U.S. GAAP the net loss was $50.2 million (2000
- $2.4 million net loss; 1999 - $25.7 million net loss). The U.S. GAAP net loss per share in the current year including the equity interest in the non-cash operating loss of Mandalay, the accounting change and dividends and accretion relating to the preferred shares issued in the current year would have been $1.50 (2000 - $0.11).

     In the year ended March 31, 2001 the earnings under U.S. GAAP are lower than under Canadian GAAP due primarily to the recognition of the opening SoP adjustment as a reduction in net income under U.S. GAAP.

     FISCAL 2000 COMPARED TO FISCAL 1999

     Revenue in fiscal 2000 of $271.3 million, increased $153.0 million or 129% compared to $118.3 million in fiscal 1999.

     Revenue increased significantly in all businesses. The most significant year-over-year percentage increase was in Television where revenue of $81.8 million increased $69.3 million or more than 5-fold over the prior year's revenue of $12.5 million. The one-hour series business, which did not exist in the prior year, contributed revenue in excess of $46 million. Fiscal 2000 deliveries included: 15 hours of the drama series Higher Ground to Paramount, Fox Family and WIC; and 22 hours of the one hour drama series Hope Island to Paramount, PAX and Showcase Television. Television movie revenue of $24.3 million increased $22.9 million over fiscal 1999 revenue of $1.4 million as the prior year's revenue consisted of producer fees and revenue participations compared to license fees earned on proprietary productions delivered in the current year. Television movies delivered in fiscal 2000 included Final Run to CBS, King of the World to ABC, Shutterspeed to TNT and First Daughter to TBS. 47 hours of non-fiction programming were delivered in fiscal 2000 by Termite Art including 13 hours of Wild Rescues to Discovery and 12 hours of Ripley's Believe It or Not. Under Canadian GAAP, tax credits earned are included in revenue. Under U.S. GAAP, tax credits earned are recorded as an offset to income tax expense. In fiscal 2000, $24.0 million of tax credits earned were included in revenue.

     In Motion Pictures, revenue of $146.9 million also increased $69.3 million, or 89.3% on a percentage basis, over the prior year's revenue of $77.6 million. In Lions Gate Films revenue in all divisions increased year-over-year. The most significant increases were in theatrical distribution where revenue increased $24.5 million or 213% to $36.0 million compared to $11.5 million in the prior year and video distribution where revenue increased $24.0 million or 61.5% to $63 million compared to $39.0 million in the prior year. Significant theatrical releases in fiscal 2000 included: Dogma and Red Violin (Oscar winner for Best Original Score) in the U.S. and Elvis Gratton in Canada. Significant video releases in fiscal 2000 included: Affliction; Gods and Monsters; Red Violin and Dinner Game. The most significant production in fiscal 2000 was American Psycho, which was delivered in several international territories prior to March 31, 2000. American Psycho was released theatrically in North America on April 14 and achieved North American box office in excess of US$15 million. Revenue generated in North America and the majority of the international territories was recognized in fiscal 2001.

     In Animation, CineGroupe's revenue of $35.6 million increased $13.6 million or 61.8% over the prior year's revenue of $22.0 million. This increase occurred despite the fact that CineGroupe delivered 79 half-hours of animation programming in fiscal 2000 compared to 135 half-hours in the prior year. Fiscal 2000 deliveries included: 22 half-hours of Kids From Room 402 to Fox Family; 20 half-hours of Jim Bouton to Radio Canada and Television France (TF1); 19 half-hours of Mega Babies and 14 half-hours of Bad Dog to Fox Family and Teletoon and the feature film Heavy Metal. The fiscal 2000 revenue per half-hour was significantly increased by the delivery of Heavy Metal which was distributed by Columbia Tristar in the U.S. and Lions Gate Films in Canada. In addition, the prior year's deliveries included 44 half-hours of Funamble, which had a relatively low average revenue per half hour, and several co-productions.

     Studio Facilities revenue of $7.0 million increased $800,000 or 13% over the prior year's revenue of $6.2 million. This was due in part to the opening of a seventh sound stage in September 1999. Stage and office occupancy levels averaged 96% and 92% respectively for the year.

     Gross profit for the year ended March 31, 2000 was $48.4 million with a 17.8% gross margin compared to gross profit of $25.4 million with a 21.4% gross margin in fiscal 1999. Gross profit increased $23.0 million or 91% and the gross margin decreased 3.67 percentage points compared to the prior year.

     The most significant influence on the gross margin compared to the prior year was in Television where the gross margin came in at 9.2% in fiscal 2000 compared to 20.4% in the prior year.
In the prior year, a significant portion of Television revenue consisted of producer-for-hire fees and revenue participations relating to television movies, not proprietary productions. As noted in fiscal 1999's Management Discussion and Analysis, as a result of our strategy to concentrate on proprietary productions rather than earning producer-for-hire fees only, Television revenue was expected to increase going forward, however, it would not be possible to maintain a gross margin for the Television business at the rate that was enjoyed in fiscal 1999. We expected the ongoing gross margin for this business to be in the 11% to 12% range in the short term. We were in the process of expanding its international television distribution capabilities and expected that the Television gross margin would improve in the future when we were able to more accurately assess international sales risk.

     The gross margins in the other businesses were essentially flat, except that Motion Pictures gross margin increased from 17.3% in 1999 to 18.7% in fiscal 2000 primarily due to growth in the video distribution business and a reduction in the required provision for investment in film.

     Other expenses of $45.9 million increased $11.2 million or 32.2% over other expenses in fiscal 1999 of $34.7 million, primarily due to an increase in general and administrative expenses of $7.8 million year-over-year. Approximately half of the year-over-year increase in general and administrative expenses was in Motion Pictures where general and administrative expenses increased $4.2 million to $16.2 million in fiscal 2000 compared to $12.0 million in the prior year. This increase was due to the significant growth experienced in all divisions of Lions Gate Films. Television general and administrative expenses increased $3.9 million over the prior year. However, excluding $4.6 million of capitalized costs in fiscal 1999 relating to the pre-operating period of the one hour series business that otherwise would have been classified as general and administrative expenses, general and administrative expenses on a gross basis in Television decreased year-over-year. Animation general and administrative expenses increased $0.7 million over fiscal 1999 due to head count increases as a result of the creation of the new media department and the opening of offices in Toronto and Los Angeles. Corporate overhead decreased $1 million year-over-year due to the consolidation of administrative functions and cost saving initiatives instituted at head office. Severance and relocation costs recorded in fiscal 2000 primarily related to severance for several senior executives compared to severance and relocation costs recorded in fiscal 1999 that related to severance and relocation associated with the centralizing of certain head office functions in Toronto. Overall, as a percentage of revenue, general and administrative expenses decreased to 11.6% of revenue in fiscal 2000 compared to 19.9% in fiscal 1999.

     In fiscal 2000 Mandalay delivered its first feature film, Sleepy Hollow starring Johnny Depp and Christina Ricci. Sleepy Hollow generated North American box office and foreign box office each in excess of US$100 million and was nominated for three Academy Awards. In March 2000 Sleepy Hollow won the Oscar for Art Direction.

     The fiscal 2000 provision for income taxes consisted of a $1.7 million provision at CineGroupe and a $0.3 million tax provision at LG Studios. In fiscal 1999, the tax recovery was due primarily to the benefit of approximately $3.6 million of losses arising in the U.S. operations and at corporate, which were not tax effected. At March 31, 2000 we had income tax losses in excess of $13.8 million available to reduce future income taxes payable. Income tax losses can be carried forward seven years in Canada and twenty years in the U.S.

     In fiscal 2000 the financial statements were restated to be in compliance with Item 18 of Form 20-F, which includes full U.S. GAAP disclosure not required under Item 17, the basis of previous filings. This change was required due to the filing requirements of an F-4 registration statement in the U.S. in connection with the Trimark acquisition. Comparative amounts for the year ended March 31, 1999 were restated to conform to Item 18 disclosure.

     Under U.S. GAAP the fiscal 2000 net earnings excluding the equity interest in the non-cash operating loss of Mandalay would have been $3.5 million (1999 - $20.4 million net loss). The U.S. GAAP net earnings per share in fiscal 2000 including the equity interest in the non-cash operating loss of Mandalay and dividends and accretion relating to the preferred shares issued in the current year would have been $0.11. This represented a significant improvement over the prior year's loss per share of $1.05.

     In fiscal 2000 the net loss under U.S. GAAP was lower than the net loss under Canadian GAAP due to the reversal of the amortization of deferred pre-operating costs under Canadian GAAP, which were expensed under U.S. GAAP in the year ended March 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

    Earnings before interest, provision for income taxes, deprecation, amortization, minority interest and equity interests
("EBITDA") before severance and relocation costs more than doubled to $36.3 million from $17.0 million in fiscal 2000 and increased more than twenty-two-fold from $1.8 million in fiscal
1999.

    Cash flows from operating activities before working capital decreased $2.0 million or 6.3% to negative $29.7 million in fiscal 2001 from negative $31.7 million in fiscal 2000 and decreased $2.8 million or 9.7% to negative $31.7 million in fiscal 2000 from negative $28.9 million in fiscal 1999, all primarily due to the increased investment in films and television programs.

    Working capital (defined as cash and equivalents, accounts receivable and investment in films and television programs less bank loans and accounts payable and accrued liabilities) as at March 31, 2001 of $139.5 million decreased $26.6 million from $166.1 million at March 31, 2000 and increased $47.1 million over working capital of $119.0 million at March 31, 1999. Working capital as of March 31, 2001, excluding the effects of the adoption of SoP 00-2, would have been $149.4 million, a decrease of $16.7 million compared to working capital of $166.1 million at March 31, 2000. The decrease in working capital from fiscal 2001 to fiscal 2000 is primarily the result of incremental financing relating to the Trimark acquisition and, in addition, at March 31, 2001 there are several significant productions in work-in-progress which we expect to be delivered in the first and second quarters of fiscal 2002.

    Our liquidity and capital resources were provided during the year ended March 31, 2000 principally through cash generated from operations, a US$200 million "borrowing base" revolving credit facility with J.P. Morgan Securities which closed in September 2000, and German tax shelter financing, which has been made available to us on several productions including Frailty, Cat's Meow, Liberty Stands Still and I Fought the Law, all scheduled for fiscal 2002 delivery. The credit facility is secured by our borrowing base, which includes accounts receivable, and "library" credits, which is projected over the next four quarters to allow for borrowing base excesses. In February 2001, we completed a third party valuation of our films and television programs library. Trimark completed a third party valuation of its library in August 2000. At March 31, 2001 the borrowing base assets totaled US$120.1 million.

    The nature of our business is such that significant initial expenditures are required to produce and acquire films and television programs, while revenues from these films and television programs are earned over an extended period of time after their completion and acquisition. As our operations grow, its financing requirements are expected to grow. We believe that cash flow from operations, cash on hand, credit lines available and tax shelter financing available will be adequate to meet known operational cash requirements for the future, including the funding of future film and television production, film rights acquisitions, and theatrical and video release schedules. We monitor our cash flow, interest coverage, liquidity, capital base and debt-to-total capital ratios with the long-term goal of maintaining our creditworthiness.

    At March 31, 2001 our subsidiaries have entered into unconditional purchase obligations relating to the purchase of motion picture rights for future delivery and to pay advances to producers amounting to approximately $39.1 million that are payable over the next twelve months (2000 - $10.2 million). One of our subsidiaries has provided guarantees up to a maximum of $6.8 million (2000 - $2.1 million) for bank loans used to finance productions costs of unrelated production companies.

    Our current financing strategy is to finance substantially with equity at the corporate level and to leverage investment in film and television programs through operating credit facilities and single-purpose production financing. We usually obtain financing commitments, including, in some cases, funds from government incentive programs and foreign distribution commitments to cover, on average, at least 70% of the budgeted hard costs of a project before commencing production.

    At March 31, 2001, we had total net debt, consisting of bank loans, production and distribution loans, and long-term debt net of cash and short-term deposits, of $239.3 million (2000 - $77.1 million). Our net debt to equity ratio at March 31, 2001 of 1.21:1.0 (0.93:1.00 excluding the effect of the one-time non-cash opening retained earnings adjustments) compares to 0.37:1.00 a year earlier. The increase in the net debt to equity ratio is due to the significant ramping up of feature film production, the financing of the Trimark acquisition and the debt assumed as a result of the Trimark acquisition. At March 31, 2001 we had drawn US$97.4 million ($153.5 million) of our US$200.0 million revolving operating credit facility.

    Bank loans consist of a five-year revolving credit facility and demand loans bearing interest at rates not exceeding Canadian prime plus 4.0%. Production loans consist of bank demand loans bearing interest at various rates between Canadian prime and 9.25%. The distribution loan, a revolving credit facility of US$10 million bearing interest at U.S. prime, was repaid in the current year. Long-term debt consists primarily of mortgages on the Studio Facility at interest rates ranging from 6.63% to 7.51%, convertible promissory notes bearing interest at a rate of 6% and non-interest bearing sales guarantees with respect to the German tax shelter financings. For the year ended March 31, 2001 the weighted average interest rates on bank loans and productions loans were 8.06% and 8.18% respectively (2000 - 9.02% and 8.34% respectively).

    We do not pay and do not intend to pay dividends on common shares, giving consideration to our business strategy and investment opportunities. We believe it to be in the best interest of shareholders to invest all available cash in the expansion of our business. In the current year we paid dividends totaling $2.5 million on the convertible preferred shares issued in the prior year.

RISKS AND UNCERTAINTIES

     We capitalize costs of production and distribution to investment in films and television programs. These costs are amortized to direct operating expenses in accordance with SoP 00-
2. Under SoP 00-2, costs incurred in connection with an individual film or television program, including production and financing costs, are capitalized to investment in film and television programs. These costs are stated at the lower of unamortized film or television program costs and fair value. These costs for an individual film or television program are amortized in the proportion that current period actual revenue realized relates to management's estimates of the total revenue expected to be received from such film or television program over a period not to exceed ten years from the date of delivery. As a result, if revenue estimates change with respect to a film or television program, we may be required to write down all or a portion of the unamortized costs of such film or television program. No assurance can be given that unfavorable changes to revenue estimates will not occur, resulting in significant write downs affecting our results of operations and financial condition.

     We currently finance a portion of our production budgets from third parties, from Canadian government agencies and incentive programs as well as international sources in the case of our co-productions, and from German tax shelter arrangements. There can be no assurance that third party financing, government incentive programs and German tax shelter arrangements will not be reduced, amended or eliminated. Any change in these programs may have an adverse impact on our financial condition.

     Revenue is driven by audience acceptance of a film or television program, which represents a response not only to artistic merits but also to critics' reviews, marketing and the competitive market for entertainment, general economic conditions, and other intangible factors, all of which can change rapidly. Actual production costs may exceed budgets. Risk of labor disputes, disability of a star performer, rapid changes in production technology, shortage of necessary equipment and locations or adverse weather conditions may cause cost overruns. We generally maintain insurance policies ("completion bonds" and "essential elements insurance" on key talent) mitigating certain of these risks.

     Profitability depends on revenue and on the cost to acquire or produce a film or television program and the amount spent on the prints and advertising campaign used to promote it. Results of operations for any period are significantly dependent on the timing and number of films or television programs produced. Our operating results may fluctuate materially from period to period, and the results for any one period are not necessarily indicative of results for future periods.

     Our five-year revolving operating credit facilities are either alternate base rate loans or Eurodollar loans as we may request. Significant increases in the base interest rates could have an unfavorable impact on us, and vice versa.

     A significant portion of our revenue and expenses are in U.S. dollars, and, are therefore subject to fluctuation in exchange rates. Significant fluctuations in exchange rates may have a favorable or unfavorable impact on our results of operation.

CURRENCY RISK MANAGEMENT

     Additionally, as part of its overall risk management program, we evaluate and manage our exposure to changes in interest rates and currency exchange risks on an ongoing basis. In the current year we entered into foreign currency contracts to hedge foreign currency risk on two productions. These forward exchange contracts do not subject us to risk from exchange rate movements because gains and losses on the contracts offset losses and gains on the transactions being hedged. No collateral or other security was pledged as security to support these financial instruments. Other hedges and derivative financial instruments may be used in the future, within guidelines to be approved by the Board of Directors for counterparty exposure, limits and hedging practices, in order to manage our interest rate and currency exposure.

     The principal currency exposure is between Canadian and U.S. dollars, although this exposure has been significantly mitigated in the current year. Our US$200 million revolving credit facility is structured as two separate facilities - a US$25 million Canadian dollar facility and a US$175 million U.S. dollar credit facility. Each facility is borrowed and repaid in the respective country of origin, in local currency.

     From time to time there will be currency exposure on distribution revenue from foreign, principally European countries. We do not intend to enter into financial derivative contracts, other than to hedge its financial risks.

OUTLOOK

     We are a fully integrated independent entertainment company with film and television production, worldwide distribution capabilities and studio facilities. Management's long-term strategy is to expand film, television and animation libraries and increase its production slate and distribution reach to become the first new independent mini-major in years. The following growth pillars will fuel this expansion:

    o Diversified content - We have a reputation for producing and distributing independent, edgy, sophisticated films;

    o  North American distribution network - We are the only
       Canadian company that distributes class-A theatrical and video titles in the U.S.;

    o International television product - We produce one-hour drama series and non-fiction programming for the international marketplace;

    o Merger and acquisition strategy - We propose to acquire high quality film and television assets, such as Trimark, that complement our existing assets;

    o  Additional strategic partners; and

    o New complementary businesses - We received approval from the CRTC for a Canadian English language digital specialty channel - Jackpot TV - with third parties (a game and gaming channel).

     We believe that the success we have achieved in producing and distributing high quality product, and in raising the necessary capital, positions us to achieve our growth objectives.

ITEM 7A.  QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
RISK.

     Market risks relating to our operations result primarily from changes in interest rates and changes in foreign currency exchange rates. Our exposure to interest rate risk results from the financial debt instruments that arise from transactions entered into during the normal course of business.

     DEBT. We are exposed to cash flow risk due to changes in market interest rates related to our outstanding debt. For example, our credit facilities and some of our long-term debt bears interest on borrowings outstanding at various time intervals and at market rates based on either the Canadian prime rate or the U.S. prime rate, plus a margin ranging from 1.2% to 4.0%. Our principal risk with respect to our long-term debt is changes in these market rates.

     The table below presents principal cash flows and related weighted average interest rates for our credit facilities and long-term debt obligations at March 31, 2001 by expected maturity date.

                                              Expected Maturity Date
                        -------------------------------------------------------------------
                            2001        2002       2003       2004       2005     2006
                            ----        ----       ----       ----       ----     ----
                                            (Amounts in thousands)
Credit Facilities:
Variable(1)              $ 40,858
Variable(2)              $118,907
Long-term Debt:
Fixed (3)                $ 38,277      $2,665      $1,156     $32,249     $143     $2,064
Fixed (4)                $ 25,560                             $25,560
Variable (5)             $ 26,195     $24,211        $751        $486     $405       $114

-------------------
(1)  Variable interest rate equal to Canadian Prime Plus 4.0%.
(2)  Variable interest rate equal to U.S. Prime plus 1.2%.  US$75.4 million.
(3)  Fixed interest rate equal to 6%.
(4)  Non interest-bearing.  US$16.2 million.
(5)  Variable interest rate equal to Canadian Prime plus 1.4%.


     FOREIGN CURRENCY. We incur certain operating and production costs in foreign currencies and are subject to market risks resulting from fluctuations in foreign currency exchange rates. In certain instances, we enter into foreign currency exchange contracts in order to reduce exposure to changes in foreign currency exchange rates that affect the value of our firm commitments and certain anticipated foreign currency cash flows. We currently intend to continue to enter into such contracts to hedge against future material foreign currency exchange rate risks.

     We have entered into foreign exchange contracts to hedge future production expenses denominated in Australian and New Zealand dollars. Gains and losses on the foreign exchange contracts are capitalized and recorded as production costs when the gains and losses are realized. At March 31, 2001, the Company had contracts to sell $7.0 million in exchange for 10.4 million New Zealand dollars over a period of three months at a weighted average exchange rate of Cdn$0.67 and to sell $3.5 million in exchange for 4.4 million Australian Dollars over a period of three months at a weighted average exchange rate of Cdn$0.79. These contracts are entered into with a major financial institution. We are exposed to credit loss in the event of nonperformance by the counterparty, which is limited to the cost of replacing the contracts, at current market rates. We do not require collateral or other security to support these contracts. Unrecognized gains at March 31, 2001 amounted to $0.5 million.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Auditors' Report and our Consolidated Financial
Statements and Notes thereto appear in a separate section of this report (beginning on page 57 following Part IV). The index to our Consolidated Financial Statements is included in Item 14.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

     We have nothing to report under this item.

                            PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Set forth below is certain information concerning the
directors, executive officers and key employees of the Company.
Name and Place of Residence        Position (1)                        Age (2)
-------------------------------    ------------------------------      -------
Mark Amin......................    Vice Chairman and Director             51
Los Angeles, California

Bill Boersma...................    Vice President of Finance              43
Los Angeles, California

Michael Burns..................    Vice Chairman and Director             42
Los Angeles, California

Drew Craig.....................    Director                               43
Calgary, Alberta

John Dellaverson...............    Executive Vice President               55
Los Angeles, California

Jon Feltheimer.................    CEO and Director                       50
Los Angeles, California

Frank Giustra (4)..............    Chairman and Director                  43
West Vancouver, British Columbia

Joe Houssian...................    Director                               52
West Vancouver, British Columbia

Gordon Keep....................    Senior Vice President and Director     44
Vancouver, British Columbia

Herbert Kloiber................    Director                               54
Munich, Germany

Howard Knight(3) (4)...........    Director                               59
Stamford, Connecticut

Morley Koffman (3)(5)..........    Director                               71
Vancouver, British Columbia

Patrick Lavelle................    Director                               62
Toronto, Ontario

Wayne Levin....................    Executive Vice President, Legal &      38
Los Angeles, California            Business Affairs
Andre Link.....................    President and Director                 69
Montreal, Quebec




Harald Ludwig (4)..............    Director                               47
West Vancouver, British Columbia

James Nicol (5)................    Director                               47
Aurora, Ontario

G. Scott Paterson(3)(5)........    Director                               37
Toronto, Ontario

Julie Rennie...................    Secretary                              34
Vancouver, British Columbia

Marni Wieshofer................    Chief Financial Officer                38
Los Angeles, California

Cami Winikoff..................    Executive Vice President               38
Los Angeles, California
______________________________

<F1>
(1) The term of office of each director concludes at the Company's next annual general meeting of shareholders, unless the director's office is earlier vacated in accordance with the articles of the Company. Each officer serves at the pleasure of the Board of Directors.
<F2>
(2)    As of June 1, 2001.
<F3>
(3)    Member of Audit Committee.
<F4>
(4)    Member of Compensation Committee.
<F5>
(5)    Member of Corporate Governance Committee.

     MARK AMIN.  Mr. Amin has been our Vice Chairman since
October 2000.  From 1984 to October 2000, Mr. Amin served as
Chief Executive Officer or Chairman of Trimark, which he founded.
Mr. Amin became a director in October 2000.

     BILL BOERSMA.  Mr. Boersma has been our Vice President of
Finance since November 2000.  From April 1995 to November 2000,
Mr. Boersma served as Controller or Division Controller of AMC
Film Marketing, a motion picture exhibitor.

     MICHAEL BURNS. Mr. Burns has been our Vice Chairman since March 2000. From 1991 to March 2000, Mr. Burns served as Managing Director and Head of Prudential Securities Inc.'s Los Angeles Investment Banking Office. Mr. Burns became a director in August 1999.

     DREW CRAIG.  Mr. Craig became a director in September 2000.
Mr. Craig has served as President of Craig Broadcast Systems
Inc., a broadcasting company, since September 1997 and prior thereto was a Vice President since 1985.

     JOHN DELLAVERSON. Mr. Dellaverson has been our Executive Vice President since April 2000. Prior to joining us, Mr. Dellaverson was a partner, Loeb & Loeb LLP, a law firm based in Los Angeles, CA. Mr. Dellaverson, who is currently Of Counsel, has practiced at Loeb & Loeb since 1981.

     JON FELTHEIMER. Mr. Feltheimer has been our Chief Executive Officer since March 2000. From 1997 to 1999, Mr. Feltheimer served as Executive Vice President of Sony Pictures Entertainment. From 1995 to 1997, Mr. Feltheimer served as President of Columbia Tri-Star Television Group. Mr. Feltheimer became a director in January 2000.

     FRANK GIUSTRA. Mr. Giustra has been our Chairman since April 1997. From 1995 to December 1996, Mr. Giustra served as Chairman and Chief Executive Officer of Yorkton Securities Inc., an investment banking firm ("Yorkton"). Mr. Giustra became a director in April 1997.

     JOE HOUSSIAN.  Mr. Houssian has been a director since
October 2000.  Mr. Houssian has been Chairman, President & Chief
Executive Officer of Intrawest Corporation, a developer and operator of mountain resorts, since 1975.

     GORDON KEEP. Mr. Keep has been our Senior Vice President since October 1997. From 1987 to October 1997, Mr. Keep served as Vice President, Corporate Finance of Yorkton. Mr. Keep has been a director since June 2000.

     HERBERT KLOIBER.  Mr. Kloiber has been a director since
January 2000.  Mr. Kloiber has served as Managing Director of
Tele-Muchen Group, an integrated media company, since 1977.

     HOWARD KNIGHT. Mr. Knight has been a director since January 2000. Mr. Knight has served as Executive Vice Chairman of SBS Broadcasting SA, a European commercial television and radio broadcasting company, since February 2001, having previously served as Chief Operating Officer since January 1998 and as Vice Chairman since September 1996.

     MORLEY KOFFMAN.  Mr. Koffman has been a director since
November 1997. Mr. Koffman is a partner with the law firm of Koffman Kalef, where he has practiced since 1993.

     PATRICK LAVELLE. Mr. Lavelle has been a director since October 2000. Mr. Lavelle has been Chairman and a director of Export Development Corporation, a commercial financial institution, since December 1997. From 1994 to December 1997, Mr. Lavelle served as Chairman of the Business Development Bank of Canada.

     WAYNE LEVIN. Mr. Levin as been our Executive Vice President, Legal and Business Affairs since November 2000. From September 1996 to November 2000 Mr. Levin was General Counsel or Vice President for Trimark Pictures, Inc. and from 1991 to September 1996 was Senior Partner of the Law Offices of Wayne Levin.

     ANDRE LINK.  Mr. Link has been our President since April
2000.  Since 1962 Mr. Link has been Chief Executive Officer of LG
Films.  Mr. Link has been a director since November 1997.

     HARALD LUDWIG.  Mr. Ludwig has been a director since
November 1997.  Since 1985 Mr. Ludwig has served as President of
Macluan Capital Corporation, a leverage buy-out company.

     JAMES NICOL. Mr. Nicol has been a director since August 1999. Mr. Nicol has been President and Chief Operating Officer of Magna International, an automotive parts manufacturer, since February 2001. From May 1998 to February 2001, Mr. Nicol served as Vice Chairman of Magna International. From February 1994 to July 1998, Mr. Nicol was Chairman and Chief Executive Officer of TRIAM Automotive, Inc., an automotive parts manufacturer.

     G. SCOTT PATERSON. Mr. Paterson has been a director since November 1997. Mr. Paterson has served as Chairman and Chief Executive Officer of Yorkton since October 1998. From May 1997 to October 1998, Mr. Paterson served as President of Yorkton.
From May 1995 to May 1997, Mr. Paterson served as Executive Vice President of Yorkton.

     JULIE RENNIE. Ms. Rennie has been our Executive Assistant since April 1997. From January 1996 to April 1997, Ms Rennie was
Executive Assistant at Yorkton.

     MARNI WIESHOFER. Ms. Wieshofer as been our Chief Financial Officer since April 1999. From February 1999 to April 1999, Ms. Wieshofer was our Vice President, Finance. From October 1995 to January 1999, Ms. Wieshofer served as Vice President, Finance of Alliance Atlantis Communications, an entertainment company.

     CAMI WINIKOFF.  Ms. Winikoff has been our Executive Vice
President since November 2000.  From 1990 to November 2000, Ms.
Winikoff was a Senior Vice President, Executive Vice President and Vice President of Production of Trimark.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF
1934

     While Lions Gate was a foreign private issuer our officers, directors and ten percent beneficial owners were exempt from
Section 16 of the Securities Exchange Act of 1934. Before the end of fiscal 2001, we became a domestic issuer. The following individuals filed a Form 3 later than the tenth day after we became a domestic issuer: Mark Amin, Bill Boersma, Michael Burns, Drew Craig, John Dellaverson, Jon Feltheimer, Frank Giustra, Joe Houssian, Gordon Keep, Herbert Kloiber, Howard Knight, Morley Koffman, Patrick Lavelle, Wayne Levin, Andre Link, Harald Ludwig, James Nicol, G. Scott Paterson, Julie Rennie, Marni Wieshofer and Cami Winikoff.

ITEM 11.  EXECUTIVE COMPENSATION.

     The following table summarizes the compensation paid or accrued to our Chief Executive Officer and our four most highly compensated executive officers, other than the Chief Executive Officer, who served as executive officers and whose salary plus bonus exceeded $100,000 (the "Named Executive Officers"). The position identified in the table for each person is their current position with us unless we indicate otherwise.

                   SUMMARY COMPENSATION TABLE
                                                           Long Term
     Officer                    Annual Compensation      Compensation(1)
-----------------           ---------------------------- ---------------
Name and Position   Year    Salary      Bonus    Other     Securities
                              ($)        ($)     Annual    Underlying
                                                 Compen-    Options
                                                 sation       (#)
                                                   ($)
-----------------    ----   -------    -------   -------   -----------
Jon Feltheimer,      2001   846,000     376,000   9,289    1,000,000
Chief Executive      2000    65,077     125,333   1,321    1,375,000
Officer (2)(3)       1999         -           -       -            -

Michael Burns,       2001   752,000     520,384       -            -
Vice Chairman        2000    62,667     125,333   6,072    1,425,000
(2)(4)               1999         -           -       -            -

Marni Wieshofer,     2001   382,333      37,600       -       75,000
Chief Financial      2000   175,555           -       -            -
Officer (5)          1999    29,167           -       -      100,000

John Dellaverson,    2001   376,000          -        -      100,000
Executive Vice       2000    17,113      37,600       -            -
President (2)(6)     1999         -          -        -            -

Gordon Keep,         2001   312,500      74,950       -       75,000
Senior Vice          2000   285,115           -   4,957            -
President            1999   255,000           -   2,131      100,000

<F1>
(1)  The Company has not granted any Restricted Stock Awards,
     SARs or LTIPs to any of the Named Executive Officers.
<F2>
(2)  The named executive officer is compensated in U.S. dollars.
     The figures presented are converted to Canadian dollars at a rate of 1.504 Canadian dollars per U.S. dollar.
<F3>
(3)  Mr. Feltheimer was appointed CEO on March 21, 2000.
<F4>
(4)  Mr. Burns was appointed Vice Chairman on March 21, 2000.
<F5>
(5)  Ms. Wieshofer was compensated in Canadian and U.S. dollars.
     The figures presented are converted to Canadian dollars at a rate of 1.504 Canadian dollars per U.S. dollar.
<F6>
(6)  Mr. Dellaverson was appointed Executive Vice President on
     April 28, 2000.

STOCK OPTION GRANTS.

     The following table provides details regarding stock option grants to our Named Executive Officers in fiscal 2001 pursuant to our Employees' and Directors' Equity Incentive Plan ("the Plan").

                        Option Grants - Last Fiscal Year (1)

                                                                         Potential Realizable Value
                      Number of     % of Total    Exercise                 at Assumed Annual Rates
                      Securities      Options       Price                      of Stock Price
                      Underlying    Granted to       Per                   Appreciation for Option
                        Options     Employees in    Share    Expiration            Term
    Name              Granted (#)   Fiscal Year     (US$)       Date         5%(US$)    10%(US$)
-----------------     ------------  ------------  ---------  ----------   -----------  -----------
Jon Feltheimer        1,000,000(2)     25.3%         3.00      2/26/06          -        543,122
Marni Wieshofer          75,000         1.9%         2.55      8/15/05        36,088      95,622
John Dellaverson        100,000         2.5%         2.55      8/15/05        48,117     127,496
Gordon Keep              75,000         1.9%         2.55      8/15/05        36,088      95,622
_________________

<F1>
(1) We did not grant any SARs in fiscal 2001 to any of the Named Executive Officers.
<F2>
(2) A portion of these options are subject to shareholder approval to increase the size of the Plan.

OPTION EXERCISES AND HOLDINGS.

     The following table provides information for the Named
Executive Officers concerning options they exercised during fiscal 2001 and unexercised options that they held at the end of fiscal 2001.

                  Aggregated Option Exercises in Last Fiscal Year and
                            Fiscal Year-End Option Values
                  Securities                Number of Securities
                      on       Value       Underlying Unexercised      Value of Unexercised In-the-
                   Exercise   Realized       Options at FY-End           Money Options at FY-End
     Name            (#)         ($)     Exercisable/Unexercisable(#)  Exercisable/Unexercisable($)
----------------   --------   --------   ----------------------------  ----------------------------
Jon Feltheimer         -          -        125,000      2,250,000                   -
Michael Burns          -          -        141,666      1,283,334                   -
Marni Wieshofer        -          -         66,666        108,334                   -
John Dellaverson       -          -        100,000          -                       -
Gordon Keep            -          -        125,000         50,000                   -

                    COMPENSATION OF DIRECTORS

     Persons elected at our annual general meetings as directors and who hold no executive office with us or any of our affiliates are entitled to receive an annual retainer of $5,000 and a further retainer of $2,500 if such director acts as a chairman of a committee of directors. Also, each non-executive director is entitled to receive a fee of $500 per meeting of the directors or any committee thereof, and to be reimbursed for reasonable fees and expenses incurred in connection with their service as directors. During the last fiscal year, nine directors received the annual retainer. Non-employee directors are granted options to purchase 50,000 common shares when they join the Board of Directors. In fiscal 2001 we granted options to purchase 250,000 common shares to persons who served as directors during that period pursuant to our Plan.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-
CONTROL ARRANGEMENTS

     During the fiscal year ended March 31, 2001 we were a party to an employment agreement with each of the Named Executive
Officers.

     JON FELTHEIMER. We entered into an employment agreement with Mr. Feltheimer effective January 1, 2001, which provides that he will serve as Chief Executive Officer for an initial term that ends March 31, 2004. Mr. Feltheimer's annual base salary under his agreement is US$750,000. Mr. Feltheimer is also entitled to an annual discretionary bonus determined by the Board of Directors. In addition, Mr. Feltheimer will receive a stock price bonus of US$1,000,000 if our share price exceeds US$6.00 for any consecutive six months during the term. If he terminates his employment for "Good Reason," which includes a change of control, he will be entitled to continue to receive his annual salary and all other benefits for the remainder of the employment agreement. Upon a change of control, 50% of his unvested options vest immediately if the share price is below US$4.00 and 100% of his options vest immediately if the share price exceeds US$4.00.

     MICHAEL BURNS. Mr. Burns's employment agreement has expired. We currently have an oral agreement with Mr. Burns that entitles him to receive an annual base salary of US$300,000 and a bonus based on potential investment banking fees earned in excess of US$300,000. We are currently negotiating in good faith with Mr. Burns and expect to sign a written agreement with him that formalizes our oral agreement.

     MARNI WIESHOFER. We have entered into an employment agreement with Ms. Wieshofer effective August 26, 2000, which provides that she will serve as Chief Financial Officer for an initial term that ends August 26, 2003. Ms. Wieshofer's annual base salary under her agreement is US$310,000. If a change of control occurs all of her options will vest immediately.

     JOHN DELLAVERSON. We have entered into an employment agreement with Mr. Dellaverson effective April 1, 2001, which provides that he will serve as Executive Vice President for an initial term that ends April 1, 2003. Mr. Dellaverson's annual base salary under his agreement is US$300,000. Mr. Dellaverson is also entitled to a bonus of 20% of any amount that the CineGate joint venture's net income exceeds US$1.5 million. Mr. Dellaverson's contract has no change of control provisions and if terminated without cause he is entitled to continue to receive his salary and benefits.

     GORDON KEEP. We have entered into an employment agreement with Mr. Keep effective October 1, 2000, which provides that he will serve as Senior Vice President for an initial term that ends September 30, 2001. We have an option to renew for a subsequent year. Mr. Keep's annual base salary under his agreement is $325,000. Mr. Keep is also entitled to an annual discretionary bonus determined by the Board of Directors. If a change of control occurs all of his options will vest immediately.

     COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

     This section of this report will not be deemed incorporated by reference of any general statement incorporating by reference this report in any filing under the Securities Act of 1933 or under the Securities Exchange Act of 1934, except to the extent that we specifically incorporate this information by reference, and will not otherwise be deemed filed under such Acts.

     The Compensation Committee consists of Messrs. Giustra, Knight and Ludwig, each of whom is a non-employee director. The Compensation Committee determines the Chief Executive Officer's salary and the equity awards for all executive officers under the Plan. Our executive compensation program is designed to attract, retain and motivate the senior executive talent required to ensure our success. The program also aims to support the creation of shareholder value and ensure that pay is consistent with performance.

     BASE SALARY. In fiscal 2001 the Compensation Committee negotiated an employment agreement with Mr. Feltheimer, our Chief Executive Officer. For more information, see "Employment Contracts, Termination of Employment and Change-in-Control Arrangements." In determining his compensation, the Compensation Committee considered Mr. Feltheimer's experience and responsibilities, as well as other subjective factors. Mr. Feltheimer established the base compensation paid to our executives in fiscal 2001 based on each executive's experience, responsibilities and other subjective factors.

     EQUITY BASED COMPENSATION. We established the Plan in order to award equity-based incentives to our employees and directors. The Compensation Committee believes in linking long-term incentives to an increase in stock value as it awards stock options at the fair market value or higher on the date of grant that vest over time. The Compensation Committee believes that stock ownership in the Company is a valuable incentive to executives that (1) aligns their interests with the interests of shareholders as a whole, (2) encourages them to manage the Company in a way that seeks to maximize its long-term profitability, and (3) encourages them to remain an employee of the Company. Generally, the Plan requires vesting over a three year period. Some options are also subject to market price targets prior to vesting.

     The Compensation Committee may consider other forms of compensation, both short-term and long-term, in addition to those described above.

     THE DEDUCTIBILITY OF EXECUTIVE COMPENSATION. Section 162(m) of the Internal Revenue Code does not permit us to deduct cash compensation in excess of US$1 million paid to the Chief Executive Officer and the four other most highly compensated executive officers during any taxable year, unless such compensation meets certain requirements. We believe that the Plan complies with the rules under Section 162(m) for treatment as performance based compensation, allowing us to fully deduct compensation paid to executives under the Plan.

COMPENSATION COMMITTEE
     Frank Giustra
     Howard Knight
     Harald Ludwig

   COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Mr. Giustra served as a member of the Compensation Committee during fiscal 2001 and was formerly our Chief Executive Officer. Mr. Giustra's tenure as Chief Executive Officer ended on March 21, 2000. No member of our Compensation Committee has a relationship that would constitute an interlocking relationship with executive officers or directors of another entity.

                  STOCK PRICE PERFORMANCE GRAPH

     The following graph compares our cumulative total shareholder return with those of the TSE 300 Total Return Index and the TSE Cable and Entertainment Total Return Index for the period commencing November 17, 1997 (the first day of trading of the common shares on the Toronto Stock Exchange) and ending March 31, 2001. All values assume that $100 was invested on November 13, 1997 in our

Common Stock and each applicable index and all dividends were reinvested. Note: We caution that the stock price performance shown in the graph below should not be considered indicative of potential future stock price performance.

     This section of this report will not be deemed incorporated by reference of any general statement incorporating by reference this report in any filing under the Securities Act of 1933 or under the Securities Exchange Act of 1934, except to the extent that we specifically incorporate this information by reference, and will not otherwise be deemed filed under such Acts.

                  [PERFORMANCE GRAPH APPEARS HERE]

Company/Index                  11/17/97   3/31/98   3/31/99   3/31/00   3/31/01
-----------------------------  --------   -------   -------   -------   -------
Lions Gate Entertainment         $100      $ 81      $ 53      $ 54      $ 31
TSE 300 Total Return Index        100       117       104       151       123
TSE Cable & Ent. Total Return     100       123       221       272       208

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

     The following table presents certain information about beneficial ownership of our Common Stock as of June 1, 2001, by
(1) each person (or group of affiliated persons) who is known by us to own beneficially more than 5% of our Common Stock, (2) each director, each officer named on the Executive Officer Compensation Table and (3) all directors and executive officers as a group. Except as indicated in the footnotes to this table, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws, where applicable.

Name of Beneficial Owner (1)                 Number of Shares   Percent of Total
-------------------------------------------  ----------------   ----------------
Capital Research and Management Company....     2,879,280            4.4 %
Fidelity Management and Research Company...     4,250,000            6.5
Mark Amin..................................     3,533,104 (2)        5.4
Michael Burns..............................       693,304 (3)        1.1
Drew Craig.................................        16,667 (4)          *
John Dellaverson...........................       445,000 (5)          *
Jon Feltheimer.............................       464,188 (6)          *
Frank Giustra..............................     3,307,401 (7)        5.1
Joe Houssian...............................        16,667 (8)          *
Gordon Keep................................       233,878 (9)          *
Herbert Kloiber............................       178,033 (10)         *
Howard Knight..............................        33,333 (11)         *
Morley Koffman.............................        55,000 (12)         *
Patrick Lavelle............................        17,667 (13)         *
Andre Link.................................     1,369,831 (14)       2.1
Harald Ludwig..............................       241,000 (15)         *
James Nicol................................        41,133 (16)         *
G. Scott Paterson..........................       200,000 (17)         *
Marni Wieshofer............................        66,667 (18)         *
All executive officers and directors as
  a group (21 persons).....................    11,005,547           16.8
__________________________

* Less than 1%
<F1>
(1)  The address for the listed beneficial owners are as follows:
     for Capital Research and Management Company 333 South Hope St., Los Angeles, California 90071; for Fidelity Management and Research Company 82 Devonshire St., Boston, Massachusetts 02109-3614; for each other listed individual c/o the Company, Suite 3123, Three Bentall Centre, 595 Burrard Street, Vancouver, British Columbia, V7X 1J1.
<F2>
(2) Includes 125,000 shares subject to options exercisable on or before July 31, 2001.
<F3>
(3) Includes (a) 141,667 shares subject to options exercisable on or before July 31, 2001, (b) 262,650 shares from the possible conversion of the Series A preferred shares and (c) 43,987 shares from warrants exercisable into shares.
<F4>
(4) Includes 16,667 shares subject to options exercisable on or before July 31, 2001.

<F5>
(5) Includes 100,000 shares subject to options exercisable on or before July 31, 2001.




<F6>
(6) Includes (a) 125,000 shares subject to options exercisable on or before July 31, 2001, (b) 265,200 shares from the possible conversion of the Series A preferred shares and (c) 43,988 from warrants exercisable into shares.
<F7>
(7) Includes (a) 250,000 shares subject to options exercisable on or before July 31, 2001 and (b) 500,000 common shares not beneficially owned by him but for which he retains voting control.
<F8>
(8) Includes 16,667 shares subject to options exercisable on or before July 31, 2001.
<F9>
(9) Includes (a) 125,000 shares subject to options exercisable on or before July 31, 2001, (b) 24,691 shares from the possible conversion of a debenture, (c) 23,115 shares from the conversion of a debenture owned by his spouse, and (d) 53,000 shares held by his spouse. Mr. Keep disclaims beneficial ownership of the 23,115 shares from the debentures and the 53,000 shares held by his spouse.
<F10>
(10) Includes 33,333 shares subject to options exercisable on or before July 31, 2001.
<F11>
(11) Includes 33,333 shares subject to options exercisable on or before July 31, 2001.
<F12>
(12) Includes 50,000 shares subject to options exercisable on or before July 31, 2001.
<F13>
(13) Includes (a) 16,667 shares subject to options exercisable on or before July 31, 2001 and (b) 1,000 shares held by his spouse. Mr. Lavelle disclaims beneficial ownership of the 1,000 shares held by his spouse.
<F14>
(14) Includes (a) 100,000 shares subject to options exercisable on or before July 31, 2001 and (b) 1,269,831 shares held by Cinepix Inc., which is 50% owned by Mr. Link.
<F15>
(15) Includes 50,000 shares subject to options exercisable on or before July 31, 2001.
<F16>
(16) Includes (a) 33,333 shares subject to options exercisable on or before July 31, 2001 and (b) 1,800 shares held by his children. Mr. Nicol disclaims beneficial ownership of the 1,800 shares held by his children.
<F17>
(17) Includes 50,000 shares subject to options exercisable on or before July 31, 2001.
<F18>
(18) Includes 66,667 shares subject to options exercisable on or before July 31, 2001.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Jon Feltheimer, our Chief Executive Officer, and Michael Burns, our Vice Chairman, each hold convertible preferred stock and options to purchase common stock of CinemaNow, a majority owned Trimark subsidiary, and have served on its Board of Directors since February 2000. Each of Mr. Feltheimer and Mr. Burns owns approximately 2% of the outstanding convertible preferred stock, and the options they own, which vest over a three year term commencing March 1, 2000, are exercisable for less than 1% of the common stock of CinemaNow.

     Mark Amin, our Vice chairman, who was Chairman and Chief Executive Officer of Trimark, entered into a three-year employment agreement with us, which became effective on consummation of the merger with Trimark. The Agreement provides for, among other things, an annual salary of US$500,000, a forgiveness of a loan by Trimark in the amount of approximately US$795,000, a grant of stock options to purchase up to 1,360,000 shares of Lions Gate Common Stock, and Mr. Amin's election to Lions Gate's board.

     Michael Burns, our Vice Chairman, owns approximately a 40% interest in Ignite, LLC, which has entered into an agreement with us dated February 15, 2001. We have agreed to terminate the "first look" agreement and this agreement provides that Ignite would be paid a producer's fee and 15% of our Adjusted Gross Receipts for any project produced by us and developed through a development fund financed by Ignite, LLC.

     Except as disclosed herein, none of our directors or officers, or affiliates of such persons, has or has had any material interest, direct or indirect, in any transaction since the commencement of our last completed fiscal year, or in any proposed transaction, which in either such case has materially affected or will materially affect us or any of our subsidiaries.

     We are not aware of any conflicts of interest or other risks associated with any of the above transactions.

INDEBTEDNESS OF DIRECTORS AND EXECUTIVE OFFICERS

     Other than routine indebtedness as that term is defined in applicable Canadian provincial securities legislation, none of our directors or executive officers, or associates or affiliates of any such directors or executive officers, are or have been indebted to us since the beginning of our last completed fiscal year.

                             PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
FORM 8-K


(a)  The following documents are filed as part of this report:

     1.   Financial Statements

          The financial statements listed on the accompanying Index to Financial Statements are filed as part of this report at pages 57 to 108.

     2.   Exhibits

          The exhibits listed on the accompanying Index to Exhibits are filed as part of this report at pages 111 to 188.

(b)  Reports on Form 8-K

     There were no reports on Form 8-K filed during the quarter ended March 31, 2001.

                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              LIONS GATE ENTERTAINMENT CORP.


     DATE: July 24, 2001     By:       /s/ Frank Giustra
                                --------------------------------
                                         Frank Giustra
                                     Chairman and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     We the undersigned directors and officers of Lions Gate Entertainment Corp. hereby constitute and appoint Frank Giustra our true and lawful attorneys and agents, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, that said attorneys and agents, or either of them, may deem necessary or advisable to enable said corporation to comply with the Securities and Exchange Act of 1934, as amended, any rules, regulations, and requirements of the Securities and Exchange Commission, in connection with this report, including specifically, but not limited to, power and authority to sign for us or any of us in our names and in the capacities indicated below, any and all amendments and supplements to this report, and we hereby ratify and confirm all that the said attorneys and agents, or any of them, shall do or cause to be done by virtue hereof.

     Signatures                Title                 Date

  /s/ Mark Amin           Vice Chairman and         July 24, 2001
  -------------------      Director
   Mark Amin

  /s/ Bill Boersma        Vice President of         July 24, 2001
  -------------------      Finance
   Bill Boersma

  /s/ Michael Burns       Vice Chairman and         July 24, 2001
  -------------------      Director
   Michael Burns

  /s/ Drew Craig          Director                  July 24, 2001
  -------------------
   Drew Craig

  /s/ Jon Feltheimer      Chief Executive Officer   July 24, 2001
  -------------------      and Director
   Jon Feltheimer

  /s/ Joe Houssian        Director                  July 24, 2001
  -------------------
   Joe Houssian

  /s/ Gordon Keep         Senior Vice President     July 24, 2001
  -------------------      and Director
   Gordon Keep

  /s/ Herbert Kloiber     Director                  July 24, 2001
  -------------------
   Herbert Kloiber

  /s/ Howard Knight       Director                  July 24, 2001
  -------------------
   Howard Knight

  /s/ Morley Koffman      Director                  July 24, 2001
  -------------------
   Morley Koffman

  /s/ Patrick Lavelle     Director                  July 24, 2001
  -------------------
   Patrick Lavelle

  /s/ Andre Link          President and Director    July 24, 2001
  -------------------
   Andre Link

  /s/ Harald Ludwig       Director                  July 24, 2001
  -------------------
   Harald Ludwig

  /s/ James Nicol         Director                  July 24, 2001
  -------------------
   James Nicol

  /s/ G. Scott Paterson   Director                  July 24, 2001
  -------------------
   G. Scott Paterson

  /s/ Marni Wieshofer     Chief Financial Officer   July 24, 2001
  -------------------
   Marni Wieshofer

                  INDEX TO FINANCIAL STATEMENTS

                                                                        Page
Description of Financial Statement                                     Number
--------------------------------------------------------------------   ------
Auditors' Report                                                         57
Lions Gate Entertainment Corp. Consolidated Balance Sheets               59
Lions Gate Entertainment Corp. Consolidated Statements of
  Operations and Deficit                                                 60
Lions Gate Entertainment Corp. Consolidated Statements of
  Cash Flows                                                             61
Lions Gate Entertainment Corp. Notes to the Consolidated
  Financial Statements                                                   62
Report of Independent Accountants                                        97
Mandalay Pictures, LLC Consolidated Balance Sheets                       98
Mandalay Pictures, LLC Consolidated Statements of Operations             99
Mandalay Pictures, LLC Consolidated Statement of Changes in
  Members' Equity                                                       100
Mandalay Pictures, LLC Consolidated Statements of Cash Flows            101
Mandalay Pictures, LLC Notes to Consolidated Financial Statements       102

                        AUDITORS' REPORT

To the Shareholders of Lions Gate Entertainment Corp.

We have audited the consolidated balance sheets of Lions Gate Entertainment Corp. as at March 31, 2001 and 2000 and the consolidated statements of operations, deficit and cash flows for each of the years in the three-year period ended March 31, 2001. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with Canadian and United States generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the company as at March 31, 2001 and 2000 and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2001 in accordance with Canadian generally accepted accounting principles.


/s/ PricewaterhouseCoopers LLP

Chartered Accountants
Toronto, Ontario
June 22, 2001 [Except for Note 27(b) which is at July 10, 2001]

Comments by Auditor for U.S. Readers on Canada-U.S. Reporting
Difference

In the United States, reporting standards for auditors require the addition of an explanatory paragraph (following the opinion paragraph) when there is a change in accounting principles that has a material effect on the comparability of the Company's consolidated financial statements, such as the changes described in Note 2(r) to the consolidated financial statements. Our report to the shareholders dated June 22, 2001 [except for Note 27(b) which is at July 10, 2001] is expressed in accordance with Canadian reporting standards, which do not require a reference to such a change in accounting principles in the auditor's report when the change is properly accounted for and adequately disclosed in the financial statements.

/s/ PricewaterhouseCoopers LLP

Chartered Accountants
Toronto, Ontario
June 22, 2001


                  LIONS GATE ENTERTAINMENT CORP.
                   CONSOLIDATED BALANCE SHEETS
            AS AT MARCH 31, 2001 AND MARCH 31, 2000
         (ALL AMOUNTS IN THOUSANDS OF CANADIAN DOLLARS)


                                                      AUDITED      AUDITED
                                                      --------------------
                                                       MAR 31       Mar 31
                                                         2001         2000
                                                            $            $
ASSETS
Cash and equivalents                                   10,485       19,283
Accounts receivable (note 3)                          183,787      107,344
Investment in films and television programs (note 4)  228,349      128,375

Long term investments (note 5)                         77,230       64,058
Capital assets (note 6)                                44,212       44,505
Goodwill, net of accumulated amortization of $8,184    34,924       29,163
(2000 - $5,476)
Other assets (note 7)                                  15,233        8,960
Future income taxes (note 18)                               -          285
                                                      ---------------------
                                                      594,220      401,973
                                                      =====================

LIABILITIES
Bank loans (note 9)                                   159,765       13,936
Accounts payable and accrued liabilities (note 10)    123,370       74,965
Production and distribution loans (note 11)            24,045       41,838
Long-term debt (note 12)                               65,987       40,607
Deferred revenue                                       22,283       19,269
Future income taxes (note 18)                             757            -
Non-controlling interest                                1,224        4,944
                                                      ---------------------
                                                      397,431      195,559
COMMITMENTS AND CONTINGENT LIABILITIES (NOTE 22)

SHAREHOLDERS' EQUITY
Capital stock (note 13)                               266,523      226,290
Deficit                                               (79,900)     (21,320)
Cumulative translation adjustments (note 25)           10,166        1,444
                                                      ---------------------
                                                      196,789      206,414
                                                      ---------------------
                                                      594,220      401,973
                                                      =====================

The accompanying notes form an integral part of these consolidated financial statements.


                   Lions Gate Entertainment Corp.
        Consolidated Statements of Operations and Deficit
  For the Years Ended March 31, 2001, March 31, 2000 and March 31, 1999
             (ALL AMOUNTS IN THOUSANDS OF CANADIAN
               DOLLARS, EXCEPT PER SHARE AMOUNTS)

                                         Year        Year         Year
                                        Ended       Ended        Ended
                                     March 31    March 31     March 31
                                         2001        2000         1999
                                            $           $            $
REVENUE                               282,226     271,251      118,297
DIRECT OPERATING EXPENSES             156,420     222,875       92,931
-----------------------------------------------------------------------
   Gross Profit                       125,806      48,376       25,366
-----------------------------------------------------------------------

OTHER EXPENSES
   Distribution and marketing costs    51,776           -            -
   General and administration          37,710      31,388       23,555
   Amortization (note 15)               9,887       7,074        5,279
   Interest (note 16)                  10,283       4,466        3,655
   Non-controlling interest               881       1,308          612
   Severance and relocation costs           -       1,698        1,647
-----------------------------------------------------------------------
                                      110,537      45,934       34,748
-----------------------------------------------------------------------
INCOME (LOSS) BEFORE UNDERNOTED        15,269       2,442       (9,382)
Gain on dilution of investment in a
 Subsidiary (note 17)                       -           -         (839)
-----------------------------------------------------------------------
INCOME BEFORE INCOME TAXES AND
 EQUITY INTERESTS                      15,269       2,442       (8,543)
 Income taxes (note 18)                (3,292)      2,000          304
-----------------------------------------------------------------------
INCOME BEFORE EQUITY INTERESTS         18,561         442       (8,847)
Equity interest in loss of Mandalay
 Pictures, LLC (note 5)                (8,298)     (5,894)      (5,449)
Other equity interest (note 5)         (1,535)        159          140
-----------------------------------------------------------------------

NET INCOME (LOSS) FOR THE YEAR          8,728      (5,293)     (14,156)
Dividends paid on Series A
preferred Shares                       (2,497)       (591)           -
Accretion on Series A preferred
Shares (note 2(n))                     (3,115)       (727)           -
ADJUSTED DEFICIT, BEGINNING OF
YEAR                                  (83,016)    (14,709)        (553)
-----------------------------------------------------------------------
DEFICIT END OF YEAR                  $(79,900)   $(21,320)    $(14,709)
-----------------------------------------------------------------------
BASIC AND DILUTED INCOME
 (LOSS) PER COMMON SHARE (note 19)      $0.09      $(0.22)      $(0.58)
-----------------------------------------------------------------------
DEFICIT, BEGINNING OF YEAR           $(21,320)   $(14,709)       $(553)
EFFECT OF CHANGES IN ACCOUNTING
POLICIES (NOTE 2(r))                  (61,696)          -            -
-----------------------------------------------------------------------
ADJUSTED DEFICIT, BEGINNING OF       $(83,016)   $(14,709)       $(553)
YEAR
-----------------------------------------------------------------------



The accompanying notes form an integral part of these consolidated financial statements.

                   LIONS GATE ENTERTAINMENT CORP.
                CONSOLIDATED STATEMENTS OF CASH FLOWS
 FOR THE YEARS ENDED MARCH 31, 2001, MARCH 31, 2000 AND MARCH 31, 1999
             (ALL AMOUNTS IN THOUSANDS OF CANADIAN DOLLARS)


                                                            Year       Year       Year
                                                           Ended      Ended      Ended
                                                           Mar 31,    Mar 31,    Mar 31,
                                                            2001       2000       1999
                                                            $          $          $
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) for the period                            8,728     (5,293)   (14,156)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
  Amortization of capital assets                            3,309      2,584      2,081
  Amortization of goodwill                                  2,708      2,473      2,145
  Write-off of projects in development                      1,586        856      1,053
  Amortization of pre-operating costs                         962        962          -
  Amortization of deferred financing costs                  1,322        199          -
  Amortization of films and television programs           153,797    220,423     90,667
  Gain on dilution of investment in a subsidiary                -          -       (839)
  Non-controlling interest                                    881      1,308        612
  Other equity interest                                     1,535       (159)      (140)
  Equity interest in loss of Mandalay Pictures, LLC         8,298      5,894      5,449
  Increase in investment in films and television
    programs                                             (212,820)  (260,905)  (115,770)
----------------------------------------------------------------------------------------
                                                          (29,694)   (31,658)   (28,898)
CHANGES IN ASSETS AND LIABILITIES, EXCLUDING THE EFFECTS
OF ACQUISITIONS:
  Accounts receivable                                     (26,087)   (46,671)   (11,140)
  Other assets                                             (3,812)    (3,272)    (5,084)
  Future income taxes                                      (4,708)       163     (1,703)
  Accounts payable and accrued liabilities                 11,685     30,297     14,174
  Deferred revenue                                          1,282      8,489        921
----------------------------------------------------------------------------------------
                                                          (51,334)   (42,652)   (31,730)
----------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Issue of capital stock                                         14     48,495     28,965
Dividends paid on Series A preferred shares                (2,497)      (591)         -
Financing fees                                             (6,876)      (461)         -
Increase (decrease) in bank loans                          86,368      2,200     (4,965)
Increase in production and distribution loans              13,880     35,900     38,189
Repayment of production and distribution loans            (32,661)   (42,477)   (20,457)
Increase in long-term debt                                 26,792      3,162     14,744
Repayment of long-term debt                                (2,584)    (4,149)    (5,173)
----------------------------------------------------------------------------------------
                                                           82,436     42,079     51,303
----------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Non-controlling investment in subsidiary                        -          -      3,000
Investment in Mandalay Pictures, LLC                            -          -       (338)
Acquisition of International Movie Group, net of
   cash acquired                                                -          -       (880)
Acquisition of Termite Art Productions, net of
   cash acquired                                                -          -       (165)
Acquisition of Sterling Home Entertainment, LLC            (3,168)         -          -
Acquisition of Trimark Holdings Inc.                      (39,370)         -          -
Redemption of capital stock                                     -          -        (25)
Purchase of capital assets                                 (2,515)    (6,398)    (3,975)
----------------------------------------------------------------------------------------
                                                          (45,053)    (6,398)    (2,383)
----------------------------------------------------------------------------------------

NET CHANGE IN CASH AND EQUIVALENTS                        (13,951)    (6,971)    17,190
FOREIGN EXCHANGE EFFECT ON CASH                             5,153
CASH AND EQUIVALENTS-BEGINNING OF PERIOD                   19,283     26,254      9,064
----------------------------------------------------------------------------------------
CASH AND EQUIVALENTS-END OF PERIOD                         10,485     19,283     26,254
========================================================================================


The accompanying notes form an integral part of these consolidated financial statements.

1.  NATURE OF OPERATIONS
    Lions Gate Entertainment Corp. ("the Company" or "Lions Gate") is a fully integrated entertainment company engaged in the development, production and distribution of feature films, television series, television movies and mini-series, non-fiction programming and animated programming, as well as the management of Canadian-based studio facilities and management services provided to Canadian limited partnerships. As an independent distribution company, the Company also acquires distribution rights from a wide variety of studios, production companies and independent producers.

2.  SIGNIFICANT ACCOUNTING POLICIES
    (a)  GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
    These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in Canada ("Canadian GAAP") which conforms, in all material respects, with the accounting principles generally accepted in the United States ("U.S. GAAP"), except as described in note
    25. The Canadian dollar and the U.S. dollar are the functional currencies of the Company's Canadian and U.S.
    based businesses, respectively. These consolidated financial statements are expressed in Canadian dollars, with the translation of financial statements of individual entities in accordance with note 2(m).

    The Company's normal operating cycle is longer than one year, and accordingly, the Company has not presented a classified balance sheet. Details of amounts realizable or payable after more than one year are set out in these notes to the financial statements.

    (b)  PRINCIPLES OF CONSOLIDATION
    The consolidated financial statements include the accounts of Lions Gate and its subsidiary companies, with a provision for non-controlling interests, and the Company's proportionate share of assets, liabilities, revenues and expenses of jointly controlled companies. The Company controls its subsidiary companies through a combination of existing voting interests and an ability to exercise various rights under certain shareholder agreements and debentures to acquire common shares.

    (c)  REVENUE RECOGNITION
    Revenue from the sale or licensing of films and television programs is recognized when the Company has persuasive evidence of an arrangement, such as a contract that irrevocably transfers the rights to a licensee, for example, the production has been completed, the contractual delivery arrangements have been satisfied, such as actual physical delivery or the granting of access to a lab, for example, the licensing period has commenced, the fee is fixed or determinable, and collectibility is reasonably assured.

    For multiple media rights contracts with a fee for a single film or television program where the contract provides for media holdbacks, the fee is allocated to the various media based on management's assessment of the relative fair value of the rights to exploit each media and is recognized as each holdback is released. For multiple-title contracts with a fee, the fee is allocated on a title-by-title basis, based on management's assessment of the relative fair value of each title.

    Revenue from the theatrical release of motion pictures is recognized at the time of exhibition based on the Company's participation in box office receipts provided that all of the other conditions in the first paragraph are met.

    Revenue from the sale of video cassettes and digital video disks ("DVDs") in the retail market is recognized on delivery to the customer provided that all of the other conditions in the first paragraph are met. Appropriate provision is made for product returns and rebates. Rental revenue is recognized when the Company is entitled to receipts provided that all of the other conditions in the first paragraph are met.

    Rental revenue from short-term operating leases of studio facilities is recognized over the term of the lease.

    Revenues from the sale or licensing of multi-media software, under a contract that irrevocably transfers the software to a customer or the rights to the software to a licensee, is recognized when delivery has occurred, the price is fixed or determinable and collection is reasonably assured. Appropriate provision is made for product returns.

    The Company earns fees from management services provided to Canadian limited partnerships, whose purpose is to assist in the financing of films produced in Canada, that are recognized when the financing is completed.

    Advances presently due pursuant to an arrangement or cash payments received are recorded as deferred revenue until all the conditions of revenue recognition have been met.

    (d)  CASH AND EQUIVALENTS
    Cash and equivalents include cash and liquid investments with original maturities of ninety days or less when purchased.

    (e)  INVESTMENT IN FILMS AND TELEVISION PROGRAMS
    Investment in films and television programs includes the unamortized costs of completed films and television programs which have been produced by the Company or for which the Company has acquired distribution rights, films and television programs in progress and projects in development.

    Costs of acquiring and producing films and television programs are capitalized and amortized using the individual film-forecast method, whereby capitalized costs are amortized and ultimate participation costs are accrued in the proportion that current revenue bears to management's estimate of ultimate revenue expected to be recognized from the exploitation, exhibition or sale of the films or television programs. For acquired titles, these capitalized costs consist of minimum guarantee payments to the producer to acquire the distribution rights. For films and television programs produced by the Company, these capitalized costs include all production and financing costs incurred during production that are expected to benefit future periods and be recovered from estimated future revenue, net of estimated future liabilities. For episodic television series, until estimates of secondary market revenue can be established, capitalized costs for each episode produced are limited to the amount of revenue contracted for each episode. Costs in excess of this limitation are expensed as incurred on an episode-by-episode basis.

    Films and television programs in progress represents the accumulated costs of uncompleted films and television programs that are being produced by the Company. Projects in development include costs of acquiring film rights to books, stage plays or original screenplays and costs to adapt such projects. Such costs are capitalized and, upon commencement of production, are transferred to production costs. Projects in development are written off at the earlier of the date determined not to be recoverable or when projects under development are abandoned, and three years from the date of the initial investment.

    For films other than episodic television series, ultimate revenue includes estimates over a period not to exceed ten years following the date of initial release. For episodic television series, ultimate revenue includes estimates of revenue over a period not to exceed ten years from the date of delivery of the first episode or, if still in production, five years from the date of delivery of the most recent episode, if later. For previously released films or television programs acquired as part of a library, ultimate revenue includes estimates over a period not to exceed twenty years from the date of acquisition.

    Revenue estimates are prepared on a title-by-title basis and are reviewed periodically based on current market conditions. For films, revenue estimates include box office receipts, sale of video cassettes and DVDs, rental revenue generated by video cassettes and DVDs, sale of television broadcasting rights and licensing of film rights to third parties. For television programs, revenue estimates include principally license rights to broadcast television programs in development or rights to renew licenses for episodic television programs in subsequent seasons. For episodic television series, ultimate revenue includes estimates of secondary market revenue for produced episodes when the Company can demonstrate through its experience or industry norms that the number of episodes already produced, plus those for which a firm commitment exists and the Company expects to deliver, can be licensed successfully in the secondary market. Estimates of future revenue involve measurement uncertainty and it is therefore possible that reductions in the carrying value of investment in films and television programs may be required as a consequence of changes in management's future revenue estimates. In the current year, the effect of changes in management's future revenue estimates increased net income by $2.9 million and basic income per common share by $0.08.

    The valuation of investment in films and television programs, including acquired film libraries, is reviewed on a title-by-title basis, when an event or change in circumstances indicate that the fair value of a film or television program is less than its unamortized cost. The fair value of the film or television program is determined using management's future revenue estimates and a discounted cash flow approach. A write-down is recorded equivalent to the amount by which the unamortized costs exceed the estimated fair value of the film or television program.

    (f)  PRINTS, ADVERTISING AND MARKETING EXPENSES
    The cost of film prints is deferred under investment in films and television programs and charged to expense on a straight-line basis over the period of theatrical release.

    The costs of advertising and marketing expenses are expensed as incurred.

    (g)  LONG-TERM INVESTMENTS
    Investments in companies over which the company can exercise significant influence are accounted for using the equity method. The Company's long-term investments are periodically reviewed to determine whether there has been a loss in value that is other than a temporary decline. Estimates of net future cash flows on an undiscounted basis are used to assess whether there is a loss in value.

    (h)  CAPITAL ASSETS
    Capital assets are carried at cost less accumulated amortization. Amortization is provided for using the following rates and methods:

      Buildings                         25 years straight-line
      Computer equipment and software   2-4 years straight-line and 30%
                                        declining balance
      Automobile                        30% declining balance
      Furniture and equipment           10 years straight-line and 20%-
                                        30% declining balance
      Leasehold improvements            over the lease term

    Equipment under capital lease is amortized using the above rates.

    Costs incurred to develop internal use software during the application development stage are capitalized.

    The Company periodically reviews and evaluates the recoverability of capital assets. Where applicable, estimates of net future cash flows, on an undiscounted basis, are calculated based on future revenue estimates, and where deemed necessary, a reduction in the carrying amount would be recorded.

    (i)  GOODWILL
    Goodwill, which is the excess of the purchase price of the Company's interest in subsidiaries over the fair value of the underlying identifiable assets and liabilities at acquisition, is amortized using the straight-line method over periods ranging from five to twenty years.

    An assessment of the carrying value of goodwill is undertaken in response to any change in conditions that might trigger impairment. These conditions might include an unfavourable change in one or more of the elements giving rise to goodwill, a change in the likelihood of occurrence of an assumed event that was a significant factor in setting the acquisition price, or a significant deterioration in the financial condition of an acquired business. The impairment assessment involves the determination of the expected undiscounted future cash flows of the related business, including applicable interest and other financing costs, and comparison to the carrying amount of goodwill. Any shortfall identified by this assessment would be charged against earnings in the period in which the impairment is determined to have occurred.

    (j)  PRE-OPERATING PERIOD COSTS
    Pre-operating period costs related to the period before commencement of commercial operations of new businesses are deferred and amortized on a straight-line basis over a period not to exceed five years commencing once the pre-operating period has ended.

    (k)  INCOME TAXES
    The Company recognizes future income tax assets and liabilities for the expected future income tax consequences of transactions that have been included in the financial statements or income tax returns. Future income taxes are provided for using the liability method. Under the liability method, future income taxes are recognized for all significant temporary differences between the tax and financial statement bases of assets and liabilities.

    Future income tax assets, after deducting valuation allowances, are recognized to the extent that it is more likely than not that they will be realized in the foreseeable future. Future income tax assets and liabilities are adjusted for the effects of changes in tax laws and rates at the date of substantive enactment.

    (l)  Government Assistance
    The Company has access to several government programs that are designed to assist film and television production and distribution in Canada.

    Federal and provincial refundable income tax credits earned with respect to production expenditures are included in revenue in accordance with the Company's revenue recognition policy for completed films and television programs. Federal and provincial refundable income tax credits are considered earned when the qualifying expenditures have been incurred provided that there is reasonable assurance that the credits will be realized.

    Amounts received with respect to the acquisition of distribution rights are recorded as a reduction of investment in films and television programs. Amounts received are repayable on a title-by-title basis once the title has achieved cash break-even to the extent of profit earned on that title. There are no fixed repayment terms, no interest payments and no claims on any assets of the Company or for the recovery of the amount invested, other than those that might be repayable out of future distribution revenue attached to the film rights. To the extent an individual film does not perform to pre-agreed levels, no amounts are repayable by the Company.

    Government assistance toward operating expenses is recorded as a reduction of those expenses.

    (m)  FOREIGN CURRENCY TRANSLATION
    Monetary assets and liabilities denominated in currencies other than Canadian dollars are translated at exchange rates in effect at the balance sheet date. Resulting translation gains and losses are included in the determination of earnings.

    For self-sustaining subsidiaries and the investment in Mandalay Pictures, assets and liabilities in foreign currencies are translated into Canadian dollars at the exchange rate in effect at the balance sheet date. Revenue and expense items are translated at the average rate of exchange for the year. Gains or losses arising on the translation of the accounts of self-sustaining subsidiaries and the investment in Mandalay Pictures are included in cumulative translation adjustments, a separate component of shareholders' equity.

    For integrated subsidiaries, monetary assets and liabilities denominated in foreign currencies are translated into Canadian dollars at the exchange rates in effect at the balance sheet date. Non-monetary items are translated at historical exchange rates. Revenue and expense items are translated at the average rates of exchange for the year, with the exception of amortization, which is translated at historical rates. Gains or losses arising on the translation of the accounts of integrated subsidiaries are included in the determination of net income.

    Effective April 1, 2000 the Company classified its U.S. operations as self-sustaining following a significant change in the economic status of these operations, including a restructuring of certain operating entities and the ability to self-finance certain operations. A loan in the amount of US$20.4 million (Cdn$32.2 million) from a U.S. subsidiary company to the Canadian parent company, has been treated as a hedge of the net investment in self-sustaining U.S. subsidiaries.

    (n)  SERIES A PREFERRED SHARES
    The Company's Series A preferred shares have been included in shareholders' equity since the terms of the instrument do not provide a probable contractual obligation under which the Company would be required to transfer cash or other financial instruments to the holders under terms that would be potentially unfavourable to the Company.

    The difference between the initial fair value of the basic preferred shares of US$25.9 million (Cdn$37.5 million), and the redemption price of US$34.8 million (Cdn$50.5 million), amounting to US$8.9 million (Cdn$13.0 million), is being accreted to shareholders' equity on a straight-line basis over the five-year period from the date of issuance to the first available redemption date.

    The basic preferred shares and conversion feature are presented on a combined basis within shareholders' equity.

    Costs amounting to $2.4 million incurred on the issuance of the preferred shares and share purchase warrants have been deferred and are being amortized over a five-year period to the first redemption date of the preferred shares.

    (o)  DEBT FINANCING COSTS
    Amounts incurred in connection with obtaining debt financing are deferred and amortized over the term to maturity of the related debt obligation using the effective rate method.

    (p)  RESEARCH AND DEVELOPMENT
    Research and development expenses incurred relating to multimedia products and other interactive software are expensed until all of the following criteria are met:
    the product is clearly defined and the costs attributable thereto can be identified; the technical feasibility of the product as demonstrated by a working model has been established; a decision has been made to produce and market, or use, the product; the future market for the product is clearly defined; and adequate resources exist, or are expected to be available, to complete the project.
    All expenses incurred after technological feasibility is established are capitalized and will be amortized against future revenues generated from the sale of the resulting products.

    (q)  STOCK-BASED COMPENSATION PLAN
    The Company has a stock-based compensation plan, which is described in Note 13(e). No compensation expense is recognized for this plan when stock or stock options are issued to employees of the Company, its subsidiaries and equity investees. Consideration paid by employees on exercise of stock options or purchase of stock is credited to share capital.

    (r)  ACCOUNTING CHANGES
    ACCOUNTING FOR FILMS AND TELEVISION PROGRAMS-
    In June 2000, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 00-2 "Accounting by Producers or Distributors of Films" ("SoP 00-2"). SoP 00-2 establishes new accounting standards for producers or distributors of films, including changes in revenue recognition, capitalization and amortization of costs of acquiring films and television programs and accounting for exploitation costs, including advertising and marketing expenses. The Company elected early adoption of SoP 00-2 and retroactively adopted SoP 00-2 effective as of April 1, 2000. Prior years' financial statements have not been restated, as the effect of the new policy on prior periods was deemed not reasonably determinable. Accordingly, opening retained earnings for the year ended March 31, 2001 was reduced to reflect the cumulative effect of the accounting change in the amount of $58.9 million (net of income taxes of $2.2 million). The principal changes as a result of applying SoP 00-2 are as follows:

    Cash outflows incurred to acquire and produce films and television programs, which were previously presented under investing activities in the consolidated statement of cash flows, are presented under cash flows from operating activities.

    Advertising and marketing costs, which were previously capitalized to investment in film and television programs and amortized using the individual film forecasts method, are now expensed as incurred. This change resulted in a reduction of investment in films and television programs of $19.9 million.

    The capitalization of production costs for episodic television series is limited to contracted-for revenue on an episode-by-episode basis until the criteria for recognizing secondary market revenues are met. This change resulted in a reduction of investment in films and television programs of $34.8 million.

    Revenue relating to multiple media contracts for a single film or television program where the contract provides for media holdbacks where the holdback had not yet been released resulted in a reduction of investment in films and television programs of $6.4 million.

    The effect of the change on the income statement for the year ended March 31, 2001 was an increase in net income of approximately $5.4 million.

    ACCOUNTING FOR INCOME TAXES-
    In December 1997, the Canadian Institute of Chartered Accountants released Section 3465, "Income Taxes", to be applied by companies for fiscal years beginning on or after January 1, 2000. The standard requires recognition of future income tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns, and is similar, in many respects, to Statement of Financial Accounting Standards No.109, "Accounting for Income Taxes"
    (SFAS 109) under US GAAP. Future income taxes are provided for using the liability method. The Company retroactively adopted
    Section 3465 effective as of April 1, 2000, without restatement of prior years. Prior to adopting the new standard, the Company used the deferral method of accounting for income taxes. The application of Section 3465 resulted in increasing future income tax liabilities by $2.7 million as at April 1, 2000 with an equivalent charge to retained earnings. The effect of the change on the income statement for the year ended
    March 31, 2001 was an increase in the tax recovery of $5.5 million due to benefit recognized of previously unrecognized income tax assets, where realization is judged "more likely than not" in accordance with Section 3465 whereas previously realization had to be based on the concept of "virtual certainty."

    EARNINGS PER SHARE-
    In December 2000, the Canadian Institute of Chartered Accountants released revised Section 3500, "Earnings per share". The revised standard requires the use of the treasury stock method for calculating diluted earnings per share, consistent with US GAAP. Previously, fully diluted earnings per share was calculated using the imputed interest method. The Company adopted the new standard for its fiscal 2001 financial statements. The revised section did not impact previously reported losses per share, as there were no potentially dilutive common shares outstanding.

    (t) USE OF ESTIMATES
    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. The most significant estimates made by management in the preparation of the financial statements include: future revenue projections for investment in films and television programs; provisions for doubtful debts to reflect credit risk exposures; valuation allowances and impairment assessments of various assets including investment in films and television programs, capital assets, long-term investments and goodwill. Actual results could differ from those estimates.

3.  ACCOUNTS RECEIVABLE

                                           2001       2000
    Trade accounts receivable, net         $145,864   $75,891
    Government assistance                    35,927    27,720
    Other                                     1,996     3,733
-------------------------------------------------------------
                                           $183,787  $107,344
-------------------------------------------------------------



    The provision for doubtful accounts included in trade accounts receivable at March 31, 2001 was $6.1 million
    (2000 - $2.5 million).


4.  INVESTMENT IN FILMS AND TELEVISION PROGRAMS

                                                          2001       2000
    THEATRICAL FILMS
    Released, net of accumulated amortization          $58,378    $21,620
    Acquired library, net of accumulated amortization   77,827          -
    In progress                                         30,690     49,834
    In development                                       4,972      1,008
-------------------------------------------------------------------------
                                                       171,867     72,462
-------------------------------------------------------------------------

    NON-THEATRICAL FILMS AND
      DIRECT-TO-TELEVISION PROGRAMS
    Released, net of accumulated amortization           24,343     26,421
    In progress                                         27,221     26,907
    In development                                       4,918      2,585
-------------------------------------------------------------------------
                                                        56,482     55,913
-------------------------------------------------------------------------
                                                      $228,349   $128,375
-------------------------------------------------------------------------

    The Company earns revenue from certain productions that have been fully amortized and are not reflected on the balance sheet.

    During the year ended March 31, 2001 the Company recorded provisions totaling $3.0 million to reduce the carrying amounts of certain investments in films and television programs to their fair values as a consequence of a decrease in management's future revenue estimates.

    The Company expects that 84% of completed and released films and television programs and distribution rights acquired, net of amortization will be amortized during the three year period ending March 31, 2004.

    The remaining life of the acquired film library as at March
    31, 2001 is 19.5 years.

5.  LONG-TERM INVESTMENTS

    The Company's investment in Mandalay Pictures is comprised of a 45% common stock interest, and a 100% interest in preferred stock with a stated value of US$50.0 million. The Company records 100% of the operating losses of Mandalay Pictures as equity interest in the loss of Mandalay Pictures, LLC.

    Included in the carrying amount of the Company's investment in Mandalay Pictures are pre-operating costs of $8.2 million (2000 - $10.1 million) net of amortization of $4.4 million (2000 - $2.5 million) and costs incurred totaling $2.5 million that were directly related to the acquisition of the investment. These pre-operating costs, incurred in fiscal 1998 and fiscal 1999, are being amortized on a straight-line basis over seventeen fiscal quarters, and amortization of $1.9 million (2000 - $1.9 million) is included in the equity interest in loss of Mandalay Pictures.

    Summarized financial information of Mandalay Pictures is as follows:

                                                      2001       2000
    ASSETS
      Cash and equivalents                         $25,399    $19,193
      Restricted cash                               33,336     46,400
      Accounts receivable                           70,426     10,710
      Investment in films                          221,664     72,558
      Other assets                                      13        980
---------------------------------------------------------------------
                                                   350,838    149,841
---------------------------------------------------------------------

    LIABILITIES
      Accounts payable and accrued liabilities      13,990     15,517
      Production and bank loans                    151,659     48,349
      Contractual obligations                       56,510     23,440
      Deferred revenue                              81,336      7,401
---------------------------------------------------------------------
                                                   303,495     94,707
---------------------------------------------------------------------
    NET ASSETS                                     $47,343    $55,134
---------------------------------------------------------------------


                                           2001       2000      1999
    Revenue                             $89,646   $139,301   $     -
    Direct operating expenses            89,311    140,706     1,406
    Gross income (loss)                     335    (1,405)    (1,406)
    Indirect operating expenses           9,327     6,272     15,016
    Interest income                       2,679     3,708      4,033
---------------------------------------------------------------------
    NET LOSS FOR THE YEAR               $(6,313)  $(3,969)  $(12,389)
---------------------------------------------------------------------


    Mandalay Pictures is a non-taxable entity. Accordingly, all tax effects attributable to the operations of Mandalay are included directly in the Company's tax provision.

    Mandalay Pictures adopted, on a retroactive basis, SoP 00-2 effective as of April 1, 2000 on a basis consistent with the Company's adoption of accounting changes as explained in note 2(r). The cumulative adjustment made to the net equity of Mandalay Pictures on April 1, 2000 was $5.5 million, net of the benefit of income tax losses attributable to the Company of $nil.

    The Company's investment in CinemaNow is comprised of a 90.1% common stock interest, representing a 63% voting interest after taking into account the voting rights held by the holders of preferred shares. The investment in CinemaNow is accounted for using the equity method because the Company does not have the ability to control the strategic operating, investing and financing policies of CinemaNow as a consequence of the Company's inability to elect the majority of the board of directors of CinemaNow.

    The company's investment in CinemaNow consists of its 63% share of the voting interests, recorded at the estimated fair value at the time of the Trimark acquisition of $23.6 million. The Company's carrying value in CinemaNow includes 63% of the losses of CinemaNow since October 13, 2000.

    The difference between the net carrying amount of the assets and liabilities of CinemaNow at the date of acquisition and the fair value of the investment was allocated as follows:

      Identifiable assets acquired:
      Investment in films and television programs         $3,496
      Capital assets                                      14,682
      Goodwill                                             5,366
      Other assets                                             7
    --------------------------------------------------------------
      Net assets acquired:                               $23,551


    Investment in films and television programs will be amortized on a straight-line basis over a period of twenty years, beginning with the commencement of commercial operations of the website.

    Capital assets, representing the estimated fair value of the CinemaNow website and film streaming technology and goodwill arising in the consolidated financial statements of Lions Gate is amortized on a straight-line basis over a period of five years, beginning with the commencement of commercial operations of the website and from the date of acquisition of Trimark, respectively.

6.  CAPITAL ASSETS

                                                                   2001
                                                Accumulated    Net Book
                                          Cost Amortization       Value
    Land                               $14,500       $    -     $14,500
    Buildings                           22,692        2,418      20,274
    Leasehold improvements               1,301          474         827
    Furniture and equipment              5,892        2,733       3,159
    Automobile                              38           35           3
    Computer equipment and software      7,138        2,510       4,628
    Equipment under capital leases       1,197          376         821
-----------------------------------------------------------------------
                                       $52,758       $8,546     $44,212
-----------------------------------------------------------------------


                                                                   2000
                                                Accumulated    Net Book
                                          Cost Amortization       Value
    Land                               $14,500       $    -     $14,500
    Buildings                           22,782        1,376      21,406
    Leasehold improvements               1,574          430       1,144
    Furniture and equipment              5,447        2,162       3,285
    Automobile                              38           33           5
    Computer equipment and software      4,959        1,300       3,659
    Equipment under capital leases         684         178          506
-----------------------------------------------------------------------
                                       $49,984      $5,479      $44,505
-----------------------------------------------------------------------



    Buildings represent studio production property held by Lions Gate Studios. Lions Gate Studios rents sound stages, office and related support space to tenants that produce or support the production of feature films, television series and movies and commercials. Tenancies vary from a few days to five years depending on the nature of the project and tenant. Lions Gate Studios also provides other services including rental of furniture, telephones and equipment.

7.  OTHER ASSETS

                                               2001         2000
    Deferred financing costs                $ 7,786       $2,425
    Pre-operating costs                       3,012        3,835
    Other                                     4,435        2,700
----------------------------------------------------------------
                                            $15,233       $8,960
----------------------------------------------------------------


8.  Jointly Controlled Companies

    As at March 31, 2001, the Company holds a 50% investment in Eaton Entertainment, LLC ("Eaton") under a joint venture arrangement. On September 30, 1999 the Company acquired an additional 16.67% interest bringing its total ownership in Eaton to 50%, and resulting in Eaton becoming a jointly controlled company. Since September 30, 1999 the Company has accounted for its investment in Eaton using the proportionate consolidation method. Prior to September 30, 1999, the Company held a 33.33% interest in Eaton and accounted for the investment using the equity method.

    The Company held a 50% investment in Sterling Home
    Entertainment LLC ("Sterling") under a joint venture arrangement until November 27, 2000 at which time the Company acquired the remaining 50% interest in Sterling
    (see note 14).

    Summarized financial information regarding the Company's interests in jointly controlled companies is as follows:

                                              2001      2000     1999
    Assets                                  $3,999    $7,705   $9,584
    Liabilities                                 (3)    4,558    8,511
    Revenue                                  4,820    15,079    9,685
    Direct operating expenses                3,586    10,783    6,209
    Net income (loss) for the year            (258)    2,251    1,073

    Cash flows from operating activities       963     1,147    2,810
    Cash flows from financing activities      (518)   (2,181)   1,449
    Cash flows from investing activities      (204)    1,797   (2,920)
----------------------------------------------------------------------
    Net cash flows                           $ 241      $763    1,339
----------------------------------------------------------------------


    The summarized financial information above includes net losses related to Sterling of $429,000 (2000 - net earnings of $1.8 million, 1999 - net earnings of $1.1 million) and net income related to Eaton of $0.2 million (2000 - $0.5 million, 1999 - $nil).

9.  BANK LOANS

                                                      2001      2000
    Bank loans                                    $159,765   $13,936
---------------------------------------------------------------------


    Bank loans consist of revolving five-year credit facilities, an operating line of credit and demand loans, and bear interest at rates at March 31, 2001 not exceeding Canadian prime plus 4%. Amounts due on demand and within one year totaled $4.5 million at March 31, 2001.

    Right, title and interest in and to all personal property of Lions Gate Entertainment Corp. and Lions Gate Entertainment Inc. is provided as security for the revolving five-year credit facilities. The carrying value of certain accounts receivable, investment in films and television programs and capital assets totaling
    $5.8 million at March 31, 2001 is provided as security for the operating line of credit. Certain accounts receivable and a corporate guarantee provided by Lions Gate Entertainment Corp. in the amount of $1.5 million are provided as security for the demand loans.

    The Company has credit facilities available of US$200.0 million (Cdn$315.3 million) and Cdn $2.0 million as at March 31, 2001 (2000 - Cdn$22.0 million), expiring September 25, 2005 and July 31, 2001 respectively. The availability of funds under the US$200 million credit facility is limited by the borrowing base, which is calculated on a monthly basis. The borrowing base assets at March 31, 2001 totaled US$120.1 million (Cdn$189.3 million). As at March 31, 2001, US$97.4 million (Cdn$153.5 million) and $1.7 million was drawn on the facilities. The Company is required to pay a monthly commitment fee of 0.50% on the US$200.0 million less the amount drawn where this amount is less than US$100.0 million, or 0.375% on the US$200.0 million less the amount drawn, where this amount is equal to or exceeds US$100.0 million.

    The weighted average interest rate on bank loans at March
    31, 2001 was 8.06%   (2000 - 9.02%, 1999 - 8.75%).

10.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

                                                2001       2000
    Trade accounts payable                   $55,608    $18,037
    Accrued liabilities                       15,007     13,937
    Accrued participation costs               36,398     28,109
    Minimum guarantees                         8,127      7,425
    Other                                      8,230      7,457
---------------------------------------------------------------
                                            $123,370    $74,965
---------------------------------------------------------------


11.  PRODUCTION AND DISTRIBUTION LOANS

                                                 2001      2000
    Production Loans (a)                      $24,045   $32,095

    Distribution Loan (b)                           -     9,743
---------------------------------------------------------------
                                              $24,045   $41,838
---------------------------------------------------------------


    (a) PRODUCTION LOANS
    Production loans consist of bank demand loans bearing interest at various rates between Canadian prime and 9.25%. Rights to certain films and television programs, a floating charge on certain book debts, certain film rights, and certain tangible assets and an assignment of all expected future revenue from exploitation of certain films and television programs have been provided as collateral. The carrying value of investment in films and television programs relating to these motion pictures was $22.3 million at March 31, 2001. Federal and Provincial film tax credits receivable with a carrying value $25.0 million at March 31, 2001, guarantees from SODEC (Societe de Developpement des Enterprises Culturelles), and general security agreements are also provided as collateral for certain of the loans. Security agreements are also provided as collateral for certain of the loans. Of the outstanding amount, US$2.9 million (Cdn$4.6 million) (2000 - US$13.0 million; Cdn$18.9 million) is repayable in US dollars.

    The weighted average interest rate on production loans at March 31, 2001 was 8.18% (2000 - 8.34%, 1999 - 8.35%).

    (b) DISTRIBUTION LOAN
    The distribution loan consists of a US$10.0 million revolving credit facility bearing interest at U.S. prime.
    At March 31, 2001 US$nil was outstanding (2000 - US$6.7 million). The Company may draw up to US$3 million per production in order to finance distribution costs. The drawings are repayable from the receipts of each production with final repayment due two years after the initial drawdown. As consideration for providing the funding, the lender will receive 5% of the net proceeds of each production financed. The carrying value of investment in films and television programs relating to these productions amounting to $nil (2000 - Cdn$3.3 million; US$2.3 million) at March 31, 2001, has been provided as collateral. The commitment period of this facility ends June 30, 2001.

    The weighted average interest rate on the distribution loan at March 31, 2001 was 9.0% (2000 - 9.0%, 1999 - 7.75%).

12.  LONG-TERM DEBT

                                                                2001     2000

    Obligations under capital leases, bearing interest
      at 8.47% to 20.69%, due 2002 and 2004, with certain
      equipment provided as collateral.                      $   491  $   485

    Loans bearing interest at 5.75% to Canadian prime
      plus 2%, due in fiscal 2002 and 2005, with certain
      equipment provided as collateral.                        1,613      884

    Promissory notes, bearing interest at 6.0%, due
      July 31, 2003.  The outstanding principal is
      convertible at the option of the holder into common
      shares of the Company at $8.10 per share.               16,487   16,487

    Loans bearing interest at Canadian prime plus 1.75%,
      due in 2001, 2003, and 2004, with guarantees from SDI
      (Societe de Developpement Industriel de Quebec).            33       43

    Loans bearing interest at 6.63% to 7.51%, due in May
      and July 2003 and September 2005, with property,
      building and equipment with carrying values of
      approximately $36.0 million provided as collateral.     20,205   21,216

    Loans bearing interest at Canadian prime plus 1%,
      repayable on demand and due October 2001 and October
      2004, with income tax credits up to $1.3 million
      provided as collateral.                                  1,057      449

    Non-interest bearing convertible promissory note issued
      on the acquisition of a Company subsidiary, Termite
      Art Productions, repayable as US$0.3 million
      (Cdn$0.5 million) (2000 - US$0.7 million, Cdn$1.0
      million), due in August 2001.  The outstanding principal
      is convertible at the option of the holder into common
      shares of the Company at $6.50 per share.                  541    1,043

    Non-interest bearing sales guarantees, repayable as
      US$16.2 million (Cdn$25.6 million), due October 2003
      and February 2004.                                      25,560        -
-----------------------------------------------------------------------------
                                                            $ 65,987 $ 40,607
-----------------------------------------------------------------------------


    Required principal payments on long-term debt during future fiscal years are as follows:


      2002                                                    $3,061
      2003                                                     1,906
      2004                                                    58,296
      2005                                                       547
      2006                                                     2,177
                                                             $65,987


    Minimum future payments required under capital leases total
    $0.6 million (2000 - $0.5 million), including interest of $0.1 million (2000 - $0.1 million) and are due $0.3 million in 2002, $0.2 million in 2003 and $0.1 million in 2004.

    Non interest-bearing sales guarantees represents amounts due under production financing arrangements whereby the Company has contracted with a third party and the third party has financed 100% of the production budgets for certain films, and in turn the Company retains the worldwide distribution rights for a period of at least twenty-five years. The Company has guaranteed to repay minimum amounts at the dates indicated. Under the terms of the arrangement, the third party is entitled to participate in future net revenue after deduction of certain specified items including, without limitation, distribution fees payable to the Company and distribution expenses paid by the Company.

13. CAPITAL STOCK
    (a)  AUTHORIZED CAPITAL STOCK
    The authorized capital stock of the Company consists of 500 million common shares without par value and 200 million preference shares, issuable in series, including 1 million Series A preferred shares that were authorized in fiscal 2000 and 10 Series B preferred shares that were authorized in fiscal 2001. The terms of the Series A and Series B preferred shares are described in (c) and (d), respectively, below.

    (b)  CONTINUITY OF CAPITAL STOCK
    Continuity of issued and outstanding capital stock is as follows:

                                                           Number    Amount
    COMMON SHARES:
    Balance at March 31, 1998                          23,326,209  $144,524
    Issued upon exercise of warrants at $9.00
       per share                                          345,834     3,113
    Issued upon acquisition of subsidiary at
       $5.30 per share                                    675,375     3,579
    Normal course issuer bid                              (36,000)     (128)
    Public offering at $4.60 per share - less
       issue costs of $0.9 million                      6,256,000    25,786
    Issued on exercise of stock options                    40,000       194
-------------------------------------------------------------------------------
    Balance at March 31, 1999                          30,607,418   177,068
    Issued on conversion of series A preferred
       shares                                             795,000     2,446
    Issued on exercise of stock options                    58,333       239
    Balance at March 31, 2000                          31,460,751   179,753
    Issued upon acquisition of subsidiary - less
      issue costs of US$0.5 million
      (Cdn$0.8 million)                                10,229,837    34,976
    Issued pursuant to a settlement agreement
       with an employee                                   600,000     2,250
    Issued on exercise of stock options                     6,250        14
-------------------------------------------------------------------------------
    Balance at March 31, 2001                          42,296,838   216,993
-------------------------------------------------------------------------------




    SERIES A PREFERRED SHARES:
    Public offering in fiscal 2000 at US$2,250
       per share                                           13,000    42,711
    Accretion                                                   -       613
    Conversion to common shares (note 13(c))                 (795)   (2,446)
--------------------------------------------------------------------------------
    Balance at March 31, 2000                              12,205    40,878
    Accretion                                                   -     2,660
--------------------------------------------------------------------------------
    Balance at March 31, 2001                              12,205    43,538
-------------------------------------------------------------------------------

    SERIES B PREFERRED SHARES:
    Issued pursuant to Trimark acquisition
      (note 13(d))                                             10         -
-------------------------------------------------------------------------------
    Balance at March 31, 2001                                  10         -
--------------------------------------------------------------------------------

    STOCK OPTIONS:
    Granted in conjunction with acquisition of subsidiary       -       333
--------------------------------------------------------------------------------
    Balance at March 31, 2001                                   -       333
-------------------------------------------------------------------------------
    COMPENSATION WARRANTS:
    Issued during fiscal 1999                              380,800         -
--------------------------------------------------------------------------------
    Balance at March 31, 2000                              380,800         -
    Expired during the year                               (380,800)        -
--------------------------------------------------------------------------------
    Balance at March 31, 2001                                    -         -
--------------------------------------------------------------------------------

    SHARE PURCHASE WARRANTS:
    Issued in fiscal 2000 in conjunction with public
      offering at US$0.706 per warrant                    5,525,000     5,659
--------------------------------------------------------------------------------
      Balance at March 31, 2001 and 2000                  5,525,000     5,659
--------------------------------------------------------------------------------
  Total capital stock at March 31, 2001                    $266,523
--------------------------------------------------------------------------------


    Each compensation warrant entitled the holder to purchase one common share at a price of $5.25. The warrants expired on September 2, 2000.

    Each share purchase warrant entitles the holder to purchase one common share at a price of US$5.00. The warrants expire on January 1, 2004, and are not transferable except with the consent of the Company.

    (c)  SERIES A PREFERRED SHARES AND SHARE WARRANTS

    On December 21, 1999, the Company issued 13,000 units at a price of US$2,550 per unit. Each unit consisted of one 5.25% convertible, non-voting (except for the right to elect between one and three directors, depending on the number of preferred shares outstanding) redeemable Series A preferred shares and 425 detachable common share purchase warrants. The net proceeds received on the offering was allocated as follows: common purchase warrants were valued at fair value, using the Black-Scholes option pricing model, of US$3.9 million (Cdn$5.7 million); conversion features were valued at fair value, using the Black-Scholes option pricing model, of US$3.4 million (Cdn$4.9 million); and the basic preferred shares were valued at the residual value of $US25.9 million (Cdn$37.5 million). The basic preferred shares and the conversion option are presented on a combined basis in note
    (b) above.

    The preferred shares are entitled to cumulative dividends, as and when declared by the Board, payable semi-annually on the last day of March and September of each year. The Company may pay the dividends in cash or additional preferred shares. During the year, the Company declared and paid cash dividends of US$1.6 million or US$133.88 per share (Cdn$2.5 million or Cdn$201.35 per share).

    The preferred shares have a liquidation preference entitling the holders to receive an amount equal to the US$2,550 per share plus the cumulative amount of all dividends accrued and unpaid. The holders of the preferred shares may convert all, but not less than all, of the preferred shares at any time into common shares at a rate of 1,000 common shares for each preferred share, subject to certain anti-dilution adjustments. During the year ended March 31, 2000, 795 preferred shares were converted. On or after January 1, 2003, the Company may convert the preferred shares, in whole or in part, to common shares on the same terms as the holders, subject to certain conditions.

    The Company may redeem the preferred shares, in whole or part, on or after January 1, 2005 for a cash payment of 105% of the stated value of US$2,550 per share plus accrued and unpaid dividends up to the date of redemption. A holder has a right to require redemption of all, but not less than all, of the preferred shares, for a cash payment of 100% of the stated value of US$2,550 per share in the event that the composition of the board of directors ceases to be in compliance with certain provisions relating to the nomination and election of up to three directors.
    Management believes the occurrence of such an event is remote.

    The difference between the initial carrying value of the preferred shares of US$25.9 million (Cdn$37.5 million) and the redemption price of US$34.8 million (Cdn$50.5 million) is being accreted as a charge to retained earnings over the five-year period from the date of issuance to the first available redemption date.

    (d)  SERIES B PREFERRED SHARES
    As a condition of the purchase of Trimark, on October 13, 2000, the Company issued 10 shares at US$10 per share. The shares are nontransferable and not entitled to dividends. The shares are nonvoting except that the holder, who was a principal of Trimark, has the right to elect himself to the Board of Directors. The shares are redeemable by the Company if certain events occur. The shares have a liquidation preference equal to the stated value of US$10 per share.

    (e)  Stock-Based Compensation Plan
    The shareholders have approved an Employees' and Directors' Equity Incentive Plan (the "Plan") that provides for the issue of up to 7.6 million common shares of the Company to eligible employees, directors and service providers of the Company and its affiliates. Of the 7.6 million common shares allocated for issuance, up to a maximum of 250,000 common shares may be issued as discretionary bonuses in accordance with the terms of a share bonus plan. As of March 31, 2001, no shares have been issued under the share bonus plan. The Board of Directors approved an additional 1.4 million options to be issued outside of the Plan to a certain principal of Trimark upon acquisition of the company.

    The Plan authorizes the granting of options to purchase shares of the Company's common stock at an option price at least equal to the weighted average price of the shares for the five trading days prior to the grant. The options generally vest with the recipient within three years of grant, and have a maximum term of 5 years.

    Changes in share options granted and outstanding for fiscal
    1999, 2000 and 2001 were as follows:

                                                        Number of Weighted
                                                           Shares  Average
                                                                  Exercise
                                                                     Price
    Outstanding at March 31, 1998                       2,963,800    $8.20
    Granted to December 14, 1998                          842,250     8.16
    Forfeited to December 14, 1998                       (687,505)    8.10
    Expired to December 14, 1998                          (46,300)   11.33
--------------------------------------------------------------------------
    Outstanding at December 14, 1998                    3,072,245     8.14
--------------------------------------------------------------------------
    Outstanding at December 14, 1998 after repricing    3,072,245     5.62
    Granted to March 31, 1999                             601,250     4.99
    Exercised to March 31, 1999                           (40,000)    4.85
    Forfeited to March 31, 1999                          (187,373)    8.10
    Expired to March 31, 1999                             (33,332)    5.31
--------------------------------------------------------------------------
    Outstanding at March 31, 1999                       3,412,790     5.51
    Granted to March 31, 2000                           1,157,500     5.81
    Exercised to March 31, 2000                           (58,333)    4.09
    Forfeited to March 31, 2000                          (575,213)    6.64
    Expired to March 31, 2000                            (167,081)    5.39
--------------------------------------------------------------------------
    Outstanding at March 31, 2000                       3,769,663     5.46
    Granted to March 31, 2001                           5,887,334     4.35
    Exercised to March 31, 2001                            (6,250)    2.30
    Forfeited to March 31, 2001                          (149,501)    4.69
    Expired to March 31, 2001                            (605,829)    5.08
--------------------------------------------------------------------------
    Outstanding at March 31, 2001                       8,895,417    $4.82
--------------------------------------------------------------------------


    On December 14, 1998, the shareholders approved the repricing of all but 395,831 outstanding options on that date to $5.25 per common share.

    Outstanding and exercisable options at March 31, 2001 were as follows:

                                  Weighted average
                              remaining contractual
    Price Range         life of outstanding options   Outstanding   Exercisable

    $2.30 to $2.55                       3.35 years       216,250       119,581
    $4.00 to $5.50                       3.76 years     7,479,167     3,092,664
    $6.31 to $8.10                       3.82 years     1,200,000        50,000
-------------------------------------------------------------------------------
                                         3.76 years     8,895,417     3,262,245
-------------------------------------------------------------------------------


    The Company has a commitment to grant options for 362,998 common shares at an exercise price of US$3.00, which are not exercisable, until such time as shareholder approval has been granted. Shareholder approval will be sought at the Company's annual general meeting in September 2001.

14.  Acquisitions

  (a)  On November 27, 2000, the Company acquired the remaining
  50% interest in Sterling for total consideration of US$2.8 million (Cdn$4.2 million), consisting of US$2.0 million
  (Cdn$3.1 million)
  of cash, forgiveness of an account receivable of US$0.7 million (Cdn$1.0 million) and acquisition expenses of US$0.1 million (Cdn$0.1 million). The acquisition was accounted for as a purchase, with the incremental 50% of the results of the acquired company consolidated from November 27, 2000 onwards. Goodwill arising on the acquisition amounting to $0.1 million is being amortized over a period of five years.

    Identifiable assets acquired:
    Cash and equivalents                           $2,492
    Accounts receivable                               914
    Investment in films and television programs     2,837
    Other                                              31
    -----------------------------------------------------
                                                    6,274
    -----------------------------------------------------

    Liabilities assumed:
    Accounts payable and accrued liabilities        2,186
    Other                                               4
    -----------------------------------------------------
                                                    2,190
    -----------------------------------------------------
    Net assets acquired:                           $4,084
    -----------------------------------------------------

  (b)  On October 13, 2000, the Company acquired the shares of
  Trimark Holdings, Inc. for total consideration of US$49.6 million (Cdn$75.1 million) consisting of US$22.0 million (Cdn$33.3 million) cash, 10,229,837 common shares with a fair value of US$23.6 million (Cdn$35.7 million) and acquisition costs of US$4.0 million (Cdn$6.1 million). These costs include: amounts totaling US$1.1 million (Cdn $1.7 million) paid to lawyers, accountants and other consultants; amounts totaling US$0.7 million (Cdn$1.1 million) relating to the closure of offices and facilities not required in the Company's operations after the acquisition; involuntary termination benefits totaling US$1.7 million (Cdn$2.6 million) payable to certain employees terminated under a reorganization plan contemplated at the time of acquisition and various other amounts totaling US$0.5 million (Cdn$0.8 million). At March 31, 2001 there were no significant actions remaining to be performed to complete the restructuring plan, and the remaining liabilities under the plan totaled $2.9 million. The acquisition was accounted for as a purchase, with the results of operations of the acquired company consolidated from October 13, 2000 onwards. Goodwill arising on the acquisition amounting to $8.5 million is being amortized over a period of twenty years.

    Identifiable assets acquired:
    Accounts receivable                            $31,215
    Investment in films and television programs     87,139
    Investment in CinemaNow                         23,551
    Capital assets                                     400
    Other assets                                     1,728
    ------------------------------------------------------
                                                   144,033
    ------------------------------------------------------

    Liabilities assumed:
    Bank loans                                      57,127
    Accounts payable                                23,309
    Deferred revenue                                   814
    Future income taxes                              1,170
    ------------------------------------------------------
                                                    82,420
    ------------------------------------------------------
    Net assets acquired:                            61,613
    Previously unrecognized income tax
      assets of the Company                          4,600
    ------------------------------------------------------
                                                   $66,213
    ------------------------------------------------------

  (c) On September 30, 1999, the Company acquired an additional 16.67% interest in Eaton by way of a membership interest repurchase agreement with the third partner. Under the agreement the partner's cumulative share of earnings up to September 30, 1999 was paid out in cash. This amounted to $0.2 million and was paid directly from Eaton. The Company's total ownership in Eaton is now 50% and is being accounted for using the proportionate consolidation method after September 30, 1999.

  (d) On June 30, 1998, the Company acquired the shares of International Movie Group Inc., for total consideration of $4.5 million, consisting of $0.6 million cash and 675,375 common shares with a fair value of $3.6 million and acquisition expenses of $0.3 million. The acquisition was accounted for as a purchase, with results of operations of the acquired company consolidated from June 30, 1998 onwards.

    Identifiable assets acquired:                  $5,508
    Liabilities assumed:                            1,049
    ------------------------------------------------------
    Net assets acquired:                           $4,459
    ------------------------------------------------------

  (e) On August 28, 1998, the Company acquired the business and net operating assets of Termite Art Productions, for total consideration consisting of promissory notes with a fair value of US$2.8 million (Cdn$4.0 million). The acquisition was accounted for as a purchase, with results of operations of the acquired business consolidated from August 28, 1998 onwards. Goodwill arising on the acquisition amounting to $6.2 million is being amortized over a period of ten years.

    Identifiable assets acquired:                 $4,851
    Liabilities assumed:                           6,887
    ------------------------------------------------------
    Net liabilities assumed:                     $(2,036)
    ------------------------------------------------------

  (f) The supplemental unaudited consolidated statement of operations presented below illustrates the results of operations of the Company assuming the acquisition of Trimark had occurred at the beginning of the period ended
  March 31, 2000:

                                                 2001       2000
                                               Unaudited  Unaudited

Revenue                                         $349,807  $407,960
Direct operating expenses                        269,649   338,301
------------------------------------------------------------------
Gross profit                                      80,158    69,659
Other expenses
    General and administration                    54,288    49,656
    Amortization                                  10,060     7,388
    Interest                                      14,726     7,229
    Non-controlling interest                         881     1,308
    Severance and relocation costs                     -     1,698
------------------------------------------------------------------
                                                  79,955    67,279

Earnings before income taxes                         203     2,380
Income taxes                                      (2,190)      866
Equity interest in Mandalay Pictures               8,298     5,894
Other equity interests                             2,006      (159)
------------------------------------------------------------------

Net loss for the year                            $(7,911)  $(4,221)
------------------------------------------------------------------

Basic and diluted loss per common share          $($0.37)   $(0.18)
------------------------------------------------------------------

15.    Amortization


                                                 2001     2000     1999

Amortization of capital assets                 $3,309    $2,584   $2,081
Amortization of goodwill                        2,708     2,473    2,145
Write-off of projects in development            1,586       856    1,053
Amortization of pre-operating costs               962       962       -
Amortization of deferred financing costs        1,322       199       -
------------------------------------------------------------------------
Total                                          $9,887    $7,074   $5,279
------------------------------------------------------------------------

16.    Interest

                                                 2001     2000     1999

Interest expense on long-term debt             $6,030    $3,023   $3,520
Interest expense on bank loans                  5,796       518       83
Interest income                                (1,543)     (527)    (527)
Other interest expense                              -     1,452      579
-------------------------------------------------------------------------
                                               $10,283   $4,466   $3,655
-------------------------------------------------------------------------

  Interest capitalized relating to productions during the year ended March 31, 2001 amounted to $2.2 million (2000 - $3.6 million; 1999 - $3.0 million).


17.    Gain

  On June 23, 1998 a third party invested $3.0 million in the Company's animation partner to obtain a 20% interest. The gain on dilution of the Company's investment was $0.8 million (net of income taxes $nil) and resulted in a decrease of $0.2 million in goodwill.

18.    Income Taxes

  Income before income taxes and equity interests by tax jurisdiction is as follows:

                                                2001      2000     1999

Canada                                          $5,356    $6,587   $(5,060)
United States                                    9,913    (4,145)   (3,483)
---------------------------------------------------------------------------
                                               $15,269    $2,442   $(8,543)
---------------------------------------------------------------------------

The provision for (recovery of) income taxes is as follows:

                                                  2001      2000     1999

Current                                         $2,239     $1,510  $2,007
Future                                               -        490  (1,703)
Adjustments to opening future income tax valuation
  allowances following change in circumstances  (5,531)        -      -
--------------------------------------------------------------------------
                                               $(3,292)    $2,000    $304
--------------------------------------------------------------------------


                                                 2001     2000     1999
Canada
Current                                        $1,412    $1,510  $2,007
Future                                              -       490  (1,703)
--------------------------------------------------------------------------
                                                1,412     2,000     304
--------------------------------------------------------------------------

United States
Current                                           827         -       -
Future                                         (5,531)        -       -
--------------------------------------------------------------------------
                                               (4,704)        -       -
--------------------------------------------------------------------------

Total                                         $(3,292)   $2,000    $304
--------------------------------------------------------------------------

  The Company's provision for income tax expense differs from the provision computed at statutory rates as follows:

                                                         2001     2000    1999

  Income tax expense (recovery) computed at Canadian
    combined federal and provincial statutory rates     $6,928  $1,088  $(3,896)
  Foreign and provincial operations subject to
    different income tax rates                            (606)    (64)   1,322
  Expenses not deductible for income tax purposes        1,217     862      114
  Tax benefits received from Mandalay Pictures          (6,041)      -        -
  Release of valuation allowances                       (5,531)    (636)   2,122
  Non-controlling interest                                 317     584      279
  Other                                                    424     166      363
  -----------------------------------------------------------------------------
                                                       $(3,292) $2,000     $304
  -----------------------------------------------------------------------------


  The Company has certain income tax loss carry-forwards, the benefits of which have not yet been recognized in the financial statements. These losses amount to approximately $52.8 million for Canadian income tax purposes, and US$21.3 million for U.S. income tax purposes. The expiry dates of these losses, which are available to reduce future taxable income in each country, are as follows:

                                           Canada   United States

    Year ending March 31, 2002             $ 2,600    US$  -
              2003                           1,900         -
              2004                           2,600       300
              2005                             300         -
              2006                          14,800         -
              2007                           4,200         -
              2008                          26,400         -
              2019                                     7,900
              2020                                    11,600
              2021                                     1,500

  Following are the components of the Company's future income tax assets at March 31, 2001. The fiscal 2000 comparative amounts have been presented after reflecting the cumulative effect of implementing the changes in accounting policies as described in note 2(r).

                                                 2001        2000
    Canada
    Assets
      Net operating losses                       $18,100     $13,061
      Accounts payable                               304         491
      Investment in films and television programs      -       6,210
      Other assets                                   745           -
    Valuation allowance                          (15,353)    (17,437)
    -----------------------------------------------------------------
                                                   3,796       2,325
    Liabilities
      Investment in film and television programs  (1,719)          -
      Capital assets                              (2,077)     (2,758)
      Other assets                                     -        (153)
    -----------------------------------------------------------------
    Net                                                -        (586)
    -----------------------------------------------------------------




    United States
    Assets
      Net operating losses                         7,304       5,775
      Accounts payable                             6,647         258
      Investment in films and television programs      -       4,717
      Other assets                                 1,479           -
      Investment in Mandalay                      10,544      (6,703)
      Valuation allowance                         (6,441)    (17,072)
    -----------------------------------------------------------------
                                                  19,533         381
    Liabilities
      Investment in film and television programs (11,190)          -
      Investment in CinemaNow                     (9,100)          -
      Other assets                                     -        (381)
    -----------------------------------------------------------------
    Net                                             (757)          -
    -----------------------------------------------------------------
                                                   $(757)      $(586)
    -----------------------------------------------------------------


Included under Canadian future income tax assets is an amount of $0.6 million relating to part VI.1 tax on Series A preferred share dividends, which is presented as an offset to the cost of the dividends.

The Company has recorded a partial valuation allowance against its Canadian future tax assets based on the extent to which it is not more likely than not that sufficient taxable income will be realized during the carry-forward periods to utilize all the future tax assets. The valuation allowances recorded against Canadian and United States future income tax assets decreased by $4.5 million and decreased by $10.6 million respectively during fiscal 2001. Realization of the future tax benefit is dependent upon many factors including the Company's ability to generate taxable income in the applicable jurisdictions within the loss-carry-forward periods. It is reasonably possible that changes in circumstances could occur in the future requiring a significant adjustment to the amount of the valuation allowances against future income tax assets.

The amount of unrecognized future income tax liability for temporary differences related to the Company investments in United States subsidiaries and its equity investee Mandalay Pictures, which are not expected to reverse in the foreseeable future, is $4.0 million (2000 - $nil).

19.    Income (Loss) per Share


                                                  2001      2000      1999
                                                    $         $         $
  Numerator:
    Net income (loss)                            $8,728  $(5,293) $(14,156)
  Less:
    Series A preferred share dividends           (2,497)    (591)       -
    Accretion on Series A preferred shares       (3,115)    (727)       -
---------------------------------------------------------------------------
  Income available (loss attributable)
    to common shareholders                      $ 3,116  $(6,611) $(14,156)
---------------------------------------------------------------------------

  Denominator:
    Weighted average common shares               36,196   30,665    24,575
    outstanding (number/'000s)
---------------------------------------------------------------------------

  Basic income (loss) per share                   $0.09   $(0.22)   $(0.58)
---------------------------------------------------------------------------

                                           Income       Shares         Per share
                                           (numerator)  (denominator)  amount
  Diluted income per share -
  year ended March 31, 2001

  Basic income per common share           $3,116        36,196         $0.09
  Effect of dilutive securities:
     Termite promissory notes                  -            83         -
     IMG acquisition notes                     -            43         -
------------------------------------------------------------------------------
  Income available to common
  shareholders and assumed conversions    $3,116        36,322         $0.09
------------------------------------------------------------------------------

Options to purchase 8,895,417 common shares (2000 - 3,769,663 common shares, 1999 - 3,412,790 common shares) at an average price of $4.82
(2000 - $5.46, 1999 - $5.51) and share purchase warrants to purchase 5,525,000 common shares (2000 - 5,525,000 common shares) at an exercise price of US$5.00 (2000 - $US 5.00) were outstanding during the year but were not included in the computation of diluted earnings per share because the option's and share purchase warrants exercise prices were greater than the average market price of the common shares during fiscal 2001.

12,205 Series A preferred share units which are each convertible into 1,000 common shares for no additional consideration were outstanding at March 31, 2001 (2000 - 12,205 units). Additionally, convertible promissory notes with a principal amount of $16.5 million were outstanding at March 31, 2001 (2000 - $16.5 million, 1999 - $16.5 million). These notes are convertible into common shares at a price of $8.10 per share. Under the "if converted" method of calculating diluted earnings per share, the conversion of Series A preferred shares and convertible promissory notes was anti-dilutive in each of the years presented and was not reflected in diluted earnings per share.

20.    Government Assistance
  Revenue includes tax credits earned totaling approximately
  $18.2 million (2000 - $24.0 million; 1999 - $3.9 million).

  Investment in films and television programs as at March 31, 2001 includes a reduction of $13.3 million (2000 - $13.0 million; 1999 - $13.5 million) with respect to government assistance for distribution of certain programs, which represents the gross assistance from inception of the Company and its subsidiaries, net of repaid amounts. This government assistance is repayable in whole or in part based on profits generated by certain individual film and television programs, but is forgivable in the event that sufficient profits are ultimately not generated by the individual film and television programs.

  Direct operating expenses include a reduction of $0.1 million (2000 - $0.6 million and 1999 - $nil) with respect to government assistance towards print and advertising expenses.

  The Company is subject to routine inquiries and review by Regulatory authorities of its various incentive claims which have been received or are receivable. Adjustments of claims, if any, as a result of such inquiries or reviews, will be recorded at the time of such determination.

21.    Segment Information

  The Company has five reportable business segments as follows:

  Motion Pictures

    o  Development and production of feature films.
    o Acquisition of North American and worldwide distribution rights.
    o North American theatrical, video and television distribution of feature films produced and acquired.
    o Worldwide licensing of distribution rights to feature films produced and acquired.

  Television

    o Development, production and worldwide distribution of television productions including television series, television movies and mini-series and non-fiction programming.

  Animation

    o Development, production and worldwide distribution of animated and live action television series, television movies and feature films.

  Studio Facilities

    o  Management of Canadian-based Studio facilities.

  CineGate

    o Management services to Canadian limited partnerships, including accessing tax credits to finance productions in Canada.

  The Company evaluates performance based on revenue, gross profit and EBITDA, defined as net earnings before interest, income taxes, amortization, non-controlling interests, equity interests and severance and relocation costs.

  The Company's reportable segments are strategic business units that offer different products and services, and are managed separately. Senior operating management does not review balance sheet information analyzed by operating segment, and accordingly details of segment assets have not been presented.

                                            2001        2000        1999

Revenue
  Motion Pictures                           $173,941    $146,910    $77,608
  Television                                  71,452       81,758    12,466
  Animation                                   29,658       35,620    22,035
  Studio Facilities                            5,532        6,963     6,188
  CineGate                                     1,643            -         -
---------------------------------------------------------------------------
                                            $282,226     $271,251  $118,297
---------------------------------------------------------------------------

Gross profit
  Motion Pictures                           $100,320      $27,475   $13,446
  Television                                  12,498        7,509     2,544
  Animation                                    8,436        8,881     5,452
  Studio Facilities                            2,909        4,511     3,924
  CineGate                                     1,643            -         -
---------------------------------------------------------------------------
                                            $125,806      $48,376   $25,366
---------------------------------------------------------------------------

EBITDA
  Motion Pictures                            $25,774      $11,291    $1,474
  Television                                   6,841         (509)   (1,532)
  Animation                                    5,658        6,286     3,528
  Studio Facilities                            2,628        4,238     3,625
  CineGate                                     1,643            -         -
---------------------------------------------------------------------------
                                             $42,544      $21,306    $7,095
---------------------------------------------------------------------------

  The reconciliation of total segment EBITDA to the Company's total EBITDA is as follows:

                                             2001         2000        1999

EBITDA of reportable segments                $42,544      $21,306    $7,095
  Head office general and administration
  expenses                                     6,224        4,318     5,284
 --------------------------------------------------------------------------
                                             $36,320      $16,988    $1,811
 --------------------------------------------------------------------------


The reconciliation of total segment EBIDTA to the Company's income before income taxes is as follows:

                                               2001       2000          1999

Company's total EBITDA                         $36,320    $16,988      $1,811
Less:
  Amortization                                  (9,887)    (7,074)     (5,279)
  Interest                                     (10,283)    (4,466)     (3,655)
  Non-controlling interest                        (881)    (1,308)       (612)
  Severance and restructuring costs                  -     (1,698)     (1,647)
  Gain on dilution of investment in
    a subsidiary                                     -          -         839
------------------------------------------------------------------------------
                                               $15,269      $2,442    $(8,543)
------------------------------------------------------------------------------

  Revenue by geographic location, based on the location of the customers, is as follows:

                                             2001         2000        1999

  Canada                                     $57,223     $70,050    $41,687
  United States                              177,287     131,433     51,735
  Other Foreign                               47,716      69,768     24,875
---------------------------------------------------------------------------
                                            $282,226    $271,251   $118,297
---------------------------------------------------------------------------

     Assets by geographic location are as follows:

                                                        2001         2000

  Canada                                                $334,713     $325,044
  United States                                          259,507       76,929
-----------------------------------------------------------------------------
                                                        $594,220     $401,973
-----------------------------------------------------------------------------


22.    Commitments and Contingent Liabilities

  (a) Minimum future payments under operating lease commitments are as follows:

       2002                                     $2,471
       2003                                      2,103
       2004                                      1,952
       2005                                      1,913
       2006                                      1,900
       Thereafter                                3,272

  (b) As at March 31, 2001, subsidiaries of the Company in the normal course of business have entered into unconditional purchase obligations relating to the purchase of film rights for future delivery and to pay advances to producers amounting to approximately $41.1 million that are payable over the next twelve months
  (2000 - $10.2 million).

  (c) A subsidiary of the Company in the normal course of business has provided guarantees up to a maximum of $6.8 million
  (2000 - $2.1 million) for bank loans used to finance production costs of unrelated production companies.

  (d) Pre-sales of the future revenue from certain television series and motion pictures totaling $25.6 million (2000 -
  $15.7 million) have been pledged as collateral against certain accounts payable.

  (e) The Company is from time to time involved in various claims, legal proceedings and complaints arising in the ordinary course of business. The Company does not believe that adverse decisions in any pending or threatened proceedings, or any amount which the Company might be required to pay by reason thereof, would have a material adverse effect on the financial condition or future results of the Company.

23.    Financial Instruments

  (a)    Fair Value
   The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash and short-term deposits-
  The carrying amount approximates fair value because of the short maturity of these instruments.

Bank loans, production and distribution loans and long-term debt-
  The fair value of the Company's bank loans, production and distribution loans and long-term debt is estimated based on the borrowing rates currently available to the Company for loans with similar terms and average maturities.

Forward contracts-
  The fair value of forward contracts is estimated using net present value techniques, incorporating assumptions including current market exchange rates and the time value of money.

  The estimated fair values of the Company's financial instruments are as follows:

                                            2001        2001       2000      2000
                                            Carrying    Fair       Carrying  Fair
                                            Amount      Value      Amount    Value

   Cash and short-term deposits             $  10,485   $ 10,485   $ 19,283  $ 19,283
   Bank loans                               $(159,765)  $(159,765) $(13,936) $(13,936)
   Production and distribution loans        $ (24,045)  $ (24,045) $(41,838) $(41,838)
   Long-term debt                           $ (65,987)  $ (66,511) $(40,607) $(39,479)
   Forward contracts                        $    -      $     514  $   -     $    -


  (b) Credit Risk
  The Company's maximum credit risk exposure arising in relation to its financial assets is equivalent to their carrying amounts at March 31, 2001.

  Accounts receivable include amounts receivable from Canadian governmental agencies in connection with government assistance for productions as well as amounts due from customers. Amounts receivable from governmental agencies amounted to 19% of total accounts receivable at March 31, 2001 (2000 - 25.8%). Concentration of credit risk with the Company's customers is considered to be limited due to the Company's customer base and the diversity of its sales throughout the world. The Company performs ongoing credit evaluations and maintains a provision for potential credit losses. The Company generally does not require collateral for its trade accounts receivable.

  (c) Interest Rate Risk
  The Company's exposure to interest rate risk is summarized as follows:

    Cash and short-term deposits                floating interest rate, see below
    Accounts receivable                         non-interest bearing
    Bank loans                                  floating interest rate, see also note 9
    Accounts payable and accrued liabilities    non-interest bearing
    Production and distribution loans           floating interest rate, see also note 11
    Long-term debt                              disclosed in note 12

  Cash and short-term deposits carry interest rates as follows:


    Canadian dollar bank accounts               prime minus 2.50%
    US dollar bank accounts                     US base rate minus 4.25%
    Short-term deposits                         fixed rate - 6.0%

  (d) Forward Contracts
  The Company has entered into foreign exchange contracts to hedge future production expenses denominated in Australian and New Zealand dollars. Gains and losses on the foreign exchange contracts are capitalized and recorded as production costs when the gains and losses are realized. As at March 31, 2001, the Company had contracts to sell $7.0 million in exchange for 10.4 million New Zealand dollars over a period of three months at a weighted average exchange rate of Cdn$0.67 and to sell $3.5 million in exchange for
  4.4 million Australian Dollars over a period of three months at a weighted average exchange rate of Cdn$0.79. These contracts are entered into with a major financial institution. The Company is exposed to credit loss in the event of nonperformance by the counterparty, which is limited to the cost of replacing the contracts, at current market rates. The Company does not require collateral or other security to support these contracts. Unrecognized gains as at March 31, 2001 amounted to $0.5 million.

  24.   Supplementary Cash Flow Statement Information

  The following investing and financing activities are on a non-cash basis and are therefore excluded from the consolidated statement of cash flows:

                                                        2001         2000      1999

  Business combinations financed by debt to the seller  $  -         $  -    $3,968
  Common shares issued in conjunction with business
    combinations                                        $34,975      $  -    $3,579


  Interest paid for the year ended March 31, 2001 amounted to $7.6 million (2000 - $7.0 million; 1999 - $6.0 million).

  Income taxes paid during the year ended March 31, 2001
  amounted to $2.5 million  (2000 - $473,000; 1999 - $1.1
  million).

  25.  Reconciliation to United States GAAP
  The consolidated financial statements of the Company have been prepared in accordance with Canadian GAAP. The material differences between the accounting policies used by the Company under Canadian GAAP and U.S. GAAP are disclosed below in accordance with the provisions of the Securities and Exchange Commission.

  Under U.S. GAAP, the net loss and loss per share figures for the years ended March 31, 2001, 2000 and 1999, and the shareholders' equity as at March 31, 2001 and 2000 were as follows:

                                                 Net Income (Loss)       Shareholders' Equity
                                        2001         2000      1999          2001       2000

  As reported under Canadian GAAP       $8,728       $(5,293)  $(14,156)     $196,789   $206,414
  Equity interest in loss of Mandalay
    Pictures (a)                         1,150         1,907     (6,982)      (4,569)    (5,719)
     Adjustment for capitalized
       pre-operating costs (b)             580           962     (4,797)      (3,255)    (3,835)
    Restructuring costs (d)             (1,733)            -          -       (1,733)         -
    Accounting for income taxes (e)          -             -          -        2,754          -
    Other differences (f)                    -             -        238            -          -
    Presentation of Series A preferred
    Shares outside shareholders
      equity (g)                             -             -          -      (38,986)   (37,886)
  ----------------------------------------------------------------------------------------------
  Net income (loss) before accounting
    change/shareholders' equity under
    U.S. GAAP                            8,725        (2,424)    (25,697)    151,000    158,974
  Cumulative effect of accounting
    changes, net of income taxes (c)   (58,942)            -          -            -         -
  ---------------------------------------------------------------------------------------------
  Net loss/shareholders' equity under
  U.S. GAAP                            (50,217)       (2,424)    (25,697)    151,000   $158,974
  Adjustment to cumulative translation
    adjustments account (net of tax
    of $nil)                             8,722        (2,981)      4,445
  ----------------------------------------------------------------------
  Comprehensive loss attributable
    to common shareholders
    under U.S. GAAP                   $(41,495)      $(5,405)   $(21,252)
  -----------------------------------------------------------------------
  Basic and fully diluted income (loss)
    per common share under U.S.
    GAAP before accounting
    change                               $0.13        $(0.11)   $(1.05)
  -----------------------------------------------------------------------
  Basic and fully diluted loss per
  common share under
  U.S. GAAP                             $(1.50)       $(0.11)   $(1.05)
  -----------------------------------------------------------------------

  Reconciliation of the movement in the cumulative translation adjustments account:

                                                   2001         2000        1999

  Balance at beginning of the year                $1,444       $4,425       $(20)
-----------------------------------------------------------------------------------
  Change in underlying assets of Mandalay
    Pictures March 31, 1998 at 1.4198                  -            -      (71,386)
  Investment in Mandalay Pictures carried at
    March 31, 1999 at 1.5087                           -      (75,831)      75,831
  Investment in Mandalay Pictures carried at
    March 31, 2000 at 1.4494                      (72,850)     72,850            -
  Investment in Mandalay Pictures carried at
    March 31, 2001 at 1.5763                       76,508           -            -
  Change in net investment US self-sustaining
    Subsidiaries March 31, 2001 at 1.5763           5,064           -            -
  ---------------------------------------------------------------------------------
     Net change in year                             8,722      (2,981)       4,445
  ---------------------------------------------------------------------------------
     Balance - end of the year                    $10,166      $1,444       $4,425
  ---------------------------------------------------------------------------------


  Reconciliation of movement in Shareholders' Equity under U.S. GAAP:

                                              2001           2000           1999

    Balance at beginning of the year          $158,974       $154,361       $143,069
    Increase in capital stock                   37,573         11,055         32,544
    Dividends paid on preferred shares          (2,497)          (591)             -
    Accretion on preferred shares (g)           (1,555)          (446)             -
    Net loss under U.S. GAAP                   (50,217)        (2,424)       (25,697)
    Adjustment to cumulative translation
      adjustments account                         8,722        (2,981)         4,445
    --------------------------------------------------------------------------------
     Balance - end of the year                 $151,000      $158,974       $154,361
    --------------------------------------------------------------------------------


  (a)  Equity Interest in loss of Mandalay Pictures, LLC
  The Company accounts for Mandalay Pictures using the equity method. As described in note 5, under Canadian GAAP, pre-operating costs incurred by Mandalay were deferred and are being amortized to income. Under U.S. GAAP, all start-up costs are required to be expensed as incurred. The amounts are presented net of income taxes of $0.8 million (2000 - $nil, 1999 - $nil).

  (b) Accounting for Capitalized Pre-Operating Period Costs In the year ended March 31, 1999, under Canadian GAAP, the Company deferred certain pre-operating costs related to the launch of the television one-hour series business amounting to $4.8 million. This amount is being amortized over five years commencing in the year ended March 31, 2000. Under U.S. GAAP, all start-up costs are to be expensed as incurred. The amounts are presented net of income taxes of $0.4 million (2000 - $nil, 1999 - $nil).

  (c)  Accounting changes
  In the year ended March 31, 2001, the Company elected early adoption of Statement of Position 00-2 "Accounting by Producers or Distributors of Films" ("SoP 00-2"). Under
  Canadian GAAP, the one-time after-tax adjustment for the initial adoption of SoP 00-2 was made to opening retained earnings. Under SoP 00-2, the cumulative effect of changes in accounting principles caused by adopting the provisions of SoP 00-2 should be included in the determination of net earnings for GAAP purposes. The cumulative effect of the adjustment comprises $58.9 million net of income taxes of $2.2 million for the Company and its subsidiaries as well as $5.5 million, net of income taxes of $nil for the Company's equity investee Mandalay Pictures.

  (d) Accounting for Business Combinations
  Under Canadian GAAP, costs related to activities or employees of an acquiring company are not considered in the purchase price allocation. The Company included $2.1 million of such costs in the purchase equation for Trimark as described in Note 14(b). Under US GAAP, costs related to the acquiring Company must be expensed as incurred. The amount is presented net of income taxes of $0.9 million.

  (e) Accounting for Income Taxes
  Under Canadian GAAP, for the year ended March 31, 2001, the Company used the asset and liability method to recognize future income taxes which is consistent with the US GAAP method required under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", ("SFAS 109") except that Canadian GAAP requires use of the substantively enacted tax rates and legislation, whereas US GAAP only permits use of enacted tax rates and legislation. For the years ended March 31, 2000 and March 31, 1999, the Company used the deferral method for accounting for deferred income taxes, which differs from the requirements of SFAS
  109. The use of substantively enacted tax rates under Canadian GAAP to measure future income tax assets and liabilities resulted in an increase in Canadian net future income tax assets (before valuation allowances) by $2.3 million, with a corresponding increase in valuation allowances by $2.3 million.

  SFAS 109 requires deferred tax assets and liabilities be recognized for temporary differences, other than non-deductible goodwill, arising in a business combination. As a result of the acquisition of Lions Gate Studios in the year ended March 31, 2000, under US GAAP, goodwill was increased to reflect the additional deferred tax liability resulting from temporary differences arising on the acquisition. Under Canadian GAAP, the company did not restate income taxes for years prior to March 31, 2001, accordingly, there is a difference in the carrying amount of goodwill arising in the business combination of $2.8 million as at March 31, 2001.

  (f) Accounting for Development Costs
  Under Statement of Financial Accounting Standards No. 53, "Financial Reporting by Producers and Distributors of Motion Picture Films" ("SFAS 53"), certain costs related to the development of film and television projects must be written off after three years unless the project has been set for production. The effect of writing off costs more than three years old associated with projects not abandoned is treated as a GAAP reconciling item. The corresponding impact would reduce investment in films and television programs by a corresponding amount. In fiscal 1999, management wrote off certain development projects under Canadian GAAP, therefore $0.2 million written off in 1998 under U.S. GAAP reversed in that fiscal year.

  (g) Accretion on Preferred Shares
  Under Canadian GAAP, the Company's preferred shares have been included in shareholders' equity as the Company considers the likelihood of redemption by the holders to be remote. Under U.S. GAAP, the preferred shares would be presented outside of shareholders equity as temporary equity.

  As explained in note 13(c), under Canadian GAAP, the fair value of the basic preferred shares was determined using the residual value method after determining the fair value of the common share purchase warrants and the preferred share conversion feature. Under U.S. GAAP, the proceeds received would be allocated to the common share purchase warrants and the preferred shares based on the relative fair values of the two instruments. Under U.S. GAAP, the preferred shares would have been valued at $40.0 million and the warrants at $48.4 million.

  Under Canadian GAAP, the difference between the carrying amount and the redemption value of $50.5 million is being accreted as a charge to retained earnings on a straight line basis over five years whereas, under US GAAP, the difference is being accreted using the effective interest method over the five year period to the first available date that the preferred shares are redeemable.

  (h) Accounting for Tax Credits
  Under Canadian GAAP, tax credits earned are included in revenue. Accounting Principles Board Opinion No. 4, "Accounting for the Investment Credit" requires tax credits to be presented as reduction of income tax expense. The corresponding impact would be a reduction of revenue and credit to income tax expense of $18.2 million (2000 - $24.0 million, 1999 - $3.9 million).

  (i) Accounting for Stock Based Compensation
  Under Canadian GAAP, compensation cost is not recorded for stock based compensation to employees. Under US GAAP, the company follows the intrinsic value method to measure stock based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and its interpretations. Under the intrinsic value method, the compensation cost would be measured as the difference between the quoted market price on the date of grant and the exercise price, if any. For the three years ended March 31, 2001, no compensation cost resulted under U.S. GAAP.

  As the Company has elected to use the intrinsic value method, the following disclosures are provided about the costs of stock based compensation awards using the fair value method:

  The weighted average estimated fair value of each stock option granted in the year ended March 31, 2001 was $1.64 (2000 - $1.76; 1999 - $2.11). On December 14, 1998 the
  Company modified the terms of 2,676,414 options outstanding on that date, reducing the exercise price from $8.10 to $5.25, with the effect that it effectively issued new options with an exercise price of $5.25. The vesting period and remaining contractual term were unchanged. For proforma purposes, the Company has recognized additional compensation cost for the excess of the fair value of the modified options issued over the value of the original options at the date of the exchange measured using the Black-Scholes option pricing model, with the following assumptions: $4.75 market common share price, $5.25 exercise price, 6.0% risk-free interest rate, 35% volatility, and a 0% dividend yield. The total excess fair value of the stock options affected was estimated to be $1.4 million and is being recognized over the remaining vesting period of the options. The total stock compensation expense in the year ended March 31, 2001 would be $5.4 million. (2000 - $4.0 million; 1999 - $2.7 million).

  For disclosure purposes fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for stock options granted: a dividend yield of 0%, expected volatility of 50% (2000 - 35%), risk-free interest rate of 5.5% (2000 - 6.0%) and expected life of five years.

  The resulting pro forma U.S. GAAP net income and loss per share for the year ended March 31, 2001 before the accounting change was $3.3 million and $0.02 respectively (2000 - loss and loss per share $6.4 million and $0.24 respectively; 1999
  - loss and loss per share $28.4 million and $1.16 respectively).

  The resulting pro forma U.S. GAAP loss and loss per share for the year ended March 31, 2001 was $55.6 million and $1.54 respectively (2000 - loss and loss per share $6.4 million and $0.24 respectively; 1999 - loss and loss per share $28.5 million and $1.16 respectively).

  (j) Income (Loss) Per Share

                                                     2001     2000     1999
Numerator:
  Net income (loss) before accounting change        $8,725  $(2,424)  $(25,697)
Less:
  Series A preferred share dividends                (2,497)    (591)        -
  Accretion on Series A preferred shares            (1,555)  (1,008)        -
--------------------------------------------------------------------------------
Income available (loss attributable) to common      $4,673  $(4,023)  $(25,697)
  shareholders
--------------------------------------------------------------------------------


  (k) Consolidated Statements of Cash Flows
  The Company's cash flow statement prepared in accordance with Canadian GAAP complies with U.S. GAAP.

  (l) Proportionate Consolidation
  The accounts of all jointly controlled companies are proportionately consolidated according to the Company's ownership interest. Under U.S. GAAP, proportionate consolidation is not permitted for jointly controlled companies and the cost, equity or full consolidation methods of accounting must be followed, as appropriate. As permitted by the United States Securities and Exchange Commission, the effect of this difference in accounting principles is not reflected above.

  (m) Impairment of Long-Lived Assets
  Under Canadian GAAP, capital assets and goodwill are reviewed for impairment as described in note 2. Under U.S. GAAP, in addition to the review for impairment of goodwill described in note 2, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by a comparison of the carrying amount of an asset to the net cash flows expected to be generated from the asset. If an asset is considered to be impaired, its carrying amount is reduced to fair value.

  (n) Impact of Recently Issued Accounting Pronouncements
  In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133", which deferred the required date of adoption of SFAS No. 133 for one year, to fiscal years beginning after June 15, 2000. This standard is applicable for the Company's 2002 fiscal year and currently its impact, if any, has not been determined.

  In September, 2000, Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities", was issued to replace Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. As the company currently does not transfer or service any financial assets, the new standard is not expected to have any affect on the Company.

  In June 2000, the Financial Accounting Standards Board approved Statement No. 141, "Business Combinations" (SFAS
  141), and Statement No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). Those Statements will change the accounting for business combinations and goodwill. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of that Statement, presently expected to occur in the Company's 2003 fiscal year. The Company has not yet determined the effects of the new standards as the full text of the standards have not yet been published.

  In June 2000, the Financial Accounting Standards Board approved Statement No. 143, "Accounting for Asset Retirement Obligations". That standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is amortized over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The Company has not yet determined the effects of this new standard as the full text of the standard is not yet available.

  26. Comparative Figures
  Certain amounts presented in the prior year have been reclassified to conform to the current year's presentation.

  27. Subsequent Events
  (a) On April 27, 2001, in accordance with the terms of the Company's share bonus plan, 200,000 common shares were issued to a senior executive of the Company as compensation for services rendered in connection with the Trimark acquisition and the Company's long-term financing arrangements. The market value of the shares was accrued in the Company's financial statements in fiscal 2001.

  (b) On July 10, 2001 a subsidiary of the Company completed an equity financing with a third party for $14.0 million.

                REPORT OF INDEPENDENT ACCOUNTANTS


To the Members of
Mandalay Pictures, LLC:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, change in members' equity and cash flows present fairly, in all material respects, the financial position of Mandalay Pictures, LLC (the "Company") at March 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of film accounting on April 1, 2000.



/s/ Pricewaterhouse Coopers LLP
--------------------------------
June 22, 2001

                     MANDALAY PICTURES, LLC
                   CONSOLIDATED BALANCE SHEETS
                  AS OF MARCH 31, 2001 and 2000

                                                2001            2000
                                          --------------   --------------
ASSETS

    Cash and cash equivalents             $  16,113,095    $  13,241,574
    Restricted cash                          21,147,617       32,012,751
    Accounts receivable - trade              29,105,253        3,563,139
    Other receivables                        15,225,000        3,824,034
    Film inventory                          133,127,349       50,060,931
    Due (to) from affiliates                    (32,806)         244,180
    Other assets and prepaid expenses           113,815          434,136
                                          --------------   --------------
  TOTAL ASSETS                            $ 214,799,323    $ 103,380,745
                                          ==============   ==============
LIABILITIES

    Accounts payable and accrued
     expenses                                  $875,163       $7,505,458
    Accrued participations and
    residuals                                 9,847,001        3,200,000
    Bank loan                                 3,085,380        2,801,184
    Production loans                         93,126,648       30,557,227
    Contractual obligations                  36,574,600       16,171,948
    Deferred revenue                         41,256,404        5,106,294
                                          --------------   --------------
  TOTAL LIABILITIES                         184,765,196       65,342,111
                                          --------------   --------------
MEMBERS' EQUITY
    Contributions from members               50,001,000       50,001,000
    Accumulated deficit                     (19,966,873)     (11,962,366)
                                          --------------   --------------
  TOTAL MEMBERS' EQUITY                      30,034,127       38,038,634
                                          --------------   --------------
TOTAL LIABILITIES and MEMBERS' EQUITY      $214,799,323     $103,380,745
                                          ==============   ==============

                  THE ACCOMPANYING NOTES ARE
         AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                     MANDALAY PICTURES, LLC
              CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE YEARS ENDED MARCH 31, 2001 and 2000

                                                2001            2000
                                          --------------   --------------
REVENUES                                  $  42,671,932    $  87,033,801

OPERATING EXPENSES
    Amortization of film costs              (42,448,780)     (87,988,812)
    General and administration               (6,110,105)      (4,165,285)
    Depreciation                                (92,262)         (98,494)

LOSS FROM OPERATIONS                         (5,979,215)      (5,218,790)

INTEREST INCOME                               1,972,026        2,520,559

INTEREST EXPENSE                               (191,000)           -

LOSS BEFORE PROVISION FOR TAXES              (4,198,189)      (2,698,231)

PROVISION FOR TAXES                             (22,318)         (12,050)

LOSS BEFORE CUMULATIVE EFFECT OF
  A CHANGE IN ACCOUNTING PRINCIPLE           (4,220,507)      (2,710,281)

CUMULATIVE EFFECT OF A CHANGE IN
  ACCOUNTING PRINCIPLE                       (3,784,000)           -

NET LOSS                                   $ (8,004,507)    $ (2,710,281)

                    THE ACCOMPANYING NOTES ARE
           AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


                    MANDALAY PICTURES, LLC
      CONSOLIDATED STATEMENT OF CHANGES IN MEMBER'S EQUITY
           FOR THE YEARS ENDED MARCH 31, 2001 and 2000
                              Tigerstripes,     LG Pictures,
                                  LLC               Inc.            Total
                              -------------   --------------   --------------
Balance at March 31, 1999       $   550       $  40,748,365    $  40,748,915
Net loss                              -          (2,710,281)      (2,710,281)
Balance at March 31, 2000           550          38,038,084       38,038,634
Net loss                              -          (8,004,507)      (8,004,507)
Balance at March 31, 2001       $   550       $  30,033,577    $  30,034,127

                    THE ACCOMPANYING NOTES ARE
           AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                     MANDALAY PICTURES, LLC
              CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE YEARS ENDED MARCH 31, 2001 and 2000
                                                     2001             2000
                                                --------------   --------------
Cash flows from operating activities:
Net loss                                        $  (8,004,507)   $  (2,710,281)
  Adjustments to reconcile net loss to
  net cash used in operating activities:
  Cumulative effect of a change in
    accounting principle                            3,784,000                -
  Depreciation                                         92,262           98,494
  Write off of abandoned film projects                341,090                -
  Amortization of film costs                       42,448,780       87,988,812
  (Increase) decrease in assets:
    Restricted cash                                10,865,134      (29,310,552)
    Accounts receivable - trade                   (25,542,114)      (3,563,139)
    Other receivables                             (11,400,966)      (3,452,857)
    Additions to film costs                      (129,299,198)     (97,671,705)
    Due to/from affiliates, net                       276,986           37,149
    Other assets and prepaid expenses                 320,321           27,322
  (Decrease) increase in liabilities:
    Accounts payable and accrued expenses          (6,630,295)        (620,834)
    Accrued participations and residuals            6,647,001        3,200,000
    Contractual obligations                        20,402,652       16,171,948
    Deferred revenue                               36,150,110          644,402
                                                --------------   --------------
    Total adjustments                             (51,544,237)     (26,450,960)
                                                --------------   --------------
    Net cash used by operating activities         (59,548,744)     (29,161,241)
                                                --------------   --------------
Cash flows from financing activities:
  Proceeds (repayments) from bank loan, net           284,196       (1,153,795)
  Repayments on production loans                  (21,614,163)     (33,969,467)
  Proceeds from production loans                   84,183,584       45,712,935
  Payments relating to financing costs
    and other assets                                 (433,352)        (518,122)
                                                --------------   --------------
    Net cash provided by financing activities      62,420,265       10,071,551
                                                --------------   --------------
    Net increase (decrease) in cash and
      cash equivalents                              2,871,521      (19,089,690)

Cash and cash equivalents, beginning of year       13,241,574       32,331,264
                                                --------------   --------------

Cash and cash equivalents, end of year            $16,113,095      $13,241,574
                                                ==============   ==============

Supplemental disclosure of cash flow information:
      Interest paid                                $5,926,277       $2,218,759
      Income taxes paid                               $22,318          $12,050


                    THE ACCOMPANYING NOTES ARE
           AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                     MANDALAY PICTURES, LLC
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Organization:

Mandalay Pictures, LLC (the "Company") was incorporated on March
1, 1998 as a Delaware corporation. The Company develops, finances, produces and distributes major motion pictures.

2.   Summary of Significant Accounting Policies:

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company transactions and accounts have been eliminated.

ACCOUNTING CHANGES

In June 2000, the American Institute of Certified Public Accountants issued Statement of Position 00-2, "Accounting by Producers or Distributors of Films" (SoP 00-2). SoP 00-2 established new accounting standards for producers and distributors of films, including changes in revenue recognition concepts and accounting for exploitation, development and overhead costs. SoP 00-2 requires that advertising costs be expensed in accordance with SoP 93-7, "Reporting on Advertising Costs" while all other exploitation costs are to be expensed as incurred. Development costs for abandoned projects and indirect overhead costs are to be charged to expense instead of being capitalized to film costs. In addition, methodology for determining net realizable value includes a discounted cash flow approach. The Company adopted the pronouncement effective April 1, 2000 and recorded a one-time charge for the initial adoption totaling $3,784,000, which has been reflected as a cumulative effect of a change in accounting principle in the Consolidated Statement of Operations for the year ended March 31, 2001. Also as a result of the adoption, the Company recognized approximately $18,748,000 of revenue in the current year which was recognized last year. It is estimated $6,250,000 of previously recognized revenue will be recorded in future periods. The effect on net income (loss) of recognizing these revenues is not material.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101, Revenue Recognition in Financial Statements ("SAB 101"), which summarized the SEC staff's view in applying generally accepted accounting principles to revenue recognition in financial statements. The Company has reviewed its revenue recognition policies and revised them to conform to SAB 101, specifically with respect to distributor-for-hire arrangements. Accordingly, revenues in the prior year have been restated to conform to the current period presentation, with no net effect on net loss.

REVENUE RECOGNITION.

Revenue is recognized in accordance with the provisions of SoP-02 and SAB 101. The Company licenses certain film rights through international distribution agreements that provide for the payment of minimum license fees ("Minimum Guarantees" or "MG's"), usually payable on delivery of the respective completed film, that are subject to further increase based on the actual distribution results in the respective territory. Minimum Guarantees related to contracts which contain hold-back provisions precluding the distributor from exploiting secondary markets until certain time periods have lapsed are allocated across those markets and recognized as revenue when each hold-back provision expires.

Revenue allocated to the primary market, usually the theatrical market, is recognized as revenue on the date the completed film is available for exploitation in the related territory and certain other conditions of sale have been met pursuant to criteria specified by SoP-00-2.

The Company has entered into a first look financing and distribution agreement with Paramount Pictures Corporation ("Paramount") that gives Paramount the option to acquire the distribution rights in all territories other than those covered by the various international distribution agreements, under terms which are similar to the international agreements. Any amounts received from Paramount at the commencement of the license period are treated as minimum guarantees with revenue being recognized in a manner similar to the international distribution agreements discussed above. Paramount also pays annual overhead contribution fees to the Company to help offset the costs of operation of the Company. These fees are presented as reductions to general and administration expenses in the Statement of Operations.

DEFERRED REVENUE

Deferred revenue represents MG's received from distributors for which holdback provisions have not yet lapsed, thus, precluding the Company from recognizing revenue.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents are carried at cost, which approximates fair value. At times, cash balances held at financial institutions are in excess of the Federal Deposit Insurance Corporation's limits.

RESTRICTED CASH

Restricted cash represents amounts on deposit with financial institutions that are contractually designated for the production of certain films and require third party approvals prior to the disbursement of any funds.

FILM COSTS:

  o  FILM INVENTORY
     Film inventory represents the unamortized cost of films which have been developed and produced by the Company or for which the Company has acquired distribution rights. Film inventory costs are capitalized and amortized against revenues guaranteed by the delivery and subsequent exploitation of the film. Such costs include all development and production costs (including an allocation of direct overhead and financing costs).

     Film inventory is stated at the lower of cost, net of amortization, or net realizable value. Amortization is determined using the individual film forecast method, whereby costs accumulated in the development and production of a film are amortized in the proportion that current gross revenues bear to management's estimate of the total gross revenues expected to be received from all sources within ten years of release. Revenue estimates on a film-by-film basis are reviewed periodically by management and are revised, if warranted, based on management's appraisal of current market conditions. Where applicable, unamortized inventory is written down to net realizable value using a discounted cash flows model based on this appraisal.

     Included in film inventory costs are development costs. Development costs represent expenditures directly attributable to projects which are incurred prior to their production. Such inventory items are capitalized and, upon commencement of production, are charged to the production. Development costs not charged to the production are written off when the project is abandoned or when more than three years has passed from the first expenditure.

  o  PARTICIPATIONS AND RESIDUALS
     Estimated liabilities for participations and residuals are amortized in the same manner as film inventory costs.

     Based on management's estimates, $5,534,001 of the balance of accrued participations and residuals at March 31, 2001 will be paid during the year ending March 31, 2002.

INCOME TAXES

For federal income tax purposes, profits and losses are passed through to the members. Accordingly, no provision has been made in these financial statements for federal income taxes. For the years ended March 31, 2001, and March 31, 2000, the Company recorded a provision related to California Limited Liability Company taxes of $22,318 and $12,050, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of cash and cash equivalents, accounts receivable, other assets, accounts payable and accrued expenses, bank and production loans, contractual obligations, accrued participations and residuals, and amounts due from affiliates as reflected in the financial statements approximate their carrying value at March 31, 2001 and March 31, 2000, respectively.

NEW ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The new standard requires companies to record derivatives on their balance sheets as assets or liabilities, measured at fair value. Under SFAS No. 133, gains or losses resulting from changes in the values of derivatives are to be reported in the statement of operations or as a deferred item, depending on the use of the derivatives and whether they qualify for hedge accounting. The Company is required to adopt SFAS No. 133 in the first quarter of fiscal 2002. The impact on the financial statements of adopting this standard is currently anticipated to be immaterial.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the year. Actual results could differ from those estimates.

RECLASSIFICATIONS

Certain prior-year amounts have been reclassified to conform to the current-year presentation.

3.   Film inventory:

Film inventory consist of the following at March 31:

                                                      2001           2000
                                                      ----           ----
     Projects released, net of amortization      $  56,885,456   $  7,020,184
     Projects in production                         64,948,138     37,773,547
     Projects in development / pre-production       11,293,755      5,267,200
                                                 --------------  -------------
     Total                                       $ 133,127,349   $ 50,060,931
                                                 ==============  =============

The Company estimates that approximately 90% of unamortized costs of released films at March 31, 2001 will be amortized within the next three years. Approximately $39,500,000 of released film inventory is expected to be amortized during the next twelve months.

During the years ended March 31, 2001 and 2000, the Company capitalized to film projects interest of approximately $5,200,602 and $2,335,000, respectively, and production overhead of $7,000,000 in each of 2001 and 2000, respectively.

4. Bank Loan:

On February 12, 1999, the Company entered into a credit facility, which provided a line of credit of $32,500,000, which was reduced to $6,000,000 during the current year, bearing an interest rate of LIBOR plus 1.75%. At March 31, 2001 and 2000, the Company had $414,620 and $26,500,000 of unused available credit with this facility. Borrowings under this credit facility are guaranteed by a group of insurance companies, are non-recourse to the Company and are collateralized by certain revenues and copyrights. Amounts outstanding under this facility at March 31, 2001 and 2000 were $3,085,380 and $2,801,184, respectively, and are due no later than November 19, 2002.

5. Production Loans:

On December 15, 2000, the Company entered into a non-recourse credit facility, which provides a line of credit of $20,614,797, bearing an interest rate of LIBOR + 1.5%, with a final maturity of January 7, 2003. At March 31, 2001 the outstanding balance was $12,200,000, leaving $8,414,797 of unused available credit with this facility. Borrowings under this facility are collateralized by, and will be paid from, contractual MG's due on certain distribution contracts entered into with foreign distributors. Approximately $6,000,000 of the available credit facility is temporarily collateralized with the Company's restricted cash and will be released to the general account of the Company as additional distribution contracts are delivered to the bank.

On May 19, 2000, the Company entered into a non-recourse credit facility, which provides a line of credit of $57,458,000, bearing an interest rate of LIBOR + 1.5%, with a final maturity of July 3, 2002. At March 31, 2001, the outstanding balance was
$53,191,000, leaving $4,267,000 of unused available credit with this facility. Borrowings under this facility are also collateralized by, and will be paid from, contractual MG's due on certain distribution contracts.

On October 15, 1999, the Company entered into a non-recourse credit facility, providing a line of credit of $46,336,190, bearing an interest rate of LIBOR + 1.5%, with a final maturity of February 27, 2002. The Company had $27,734,918 and
$27,534,590 outstanding on this facility at March 31, 2001 and 2000, respectively. The unused available credit with this facility was $0 and $18,791,853 at March 31, 2001 and 2000, respectively. Consistent with the credit facilities discussed above, borrowings under this facility are collaterized by, and are being repaid from, contractual MG's due on certain distribution contracts entered into with foreign distributors.

For each of the three production loans discussed above, the bank has required the Company to enter into foreign exchange options to hedge the Japanese yen translation fluctuation applicable to the distribution contracts entered into with the Japanese distributor. These options, which are exercisable during 2002, have a fair value of $113,800 at March 31, 2001.

On December 1, 1998, the Company entered into a credit facility which provided a line of credit of $36,993,000, bearing an interest rate of LIBOR plus 1.25%. The Company had $0 and $3,022,638 outstanding on this facility at March 31, 2001 and 2000, respectively, and no unused available credit at both March 31, 2001 and 2000. Borrowings under this credit facility were collateralized by certain distribution contracts entered into with foreign distributors.

For each of the credit facilities discussed above, the Company deposited cash into a restricted account from which the bank can withdraw interest and related expenses over the term of the credit facilities. The amount of restricted cash on deposit with the bank was $11,547,999 and $4,278,785 at March 31, 2001 and
2000, respectively. Any unused funds will be returned to the Company upon repayment of the related facility.

6. Film Financing Transactions:

During the current fiscal year, the Company entered into three separate financing transactions with third parties to assist in the financing of three of its films.

The first transaction provided for the third party to contribute approximately $23,750,000 in exchange for a share of all distribution proceeds, as defined, generated by the film in perpetuity. Approximately $14,500,000 of the proceeds were recorded as a reduction to the costs of the related film. The remaining amount of $9,250,000 is guaranteed to be returned to the investor, plus interest at LIBOR + 0.4%, through the defined distribution proceeds of the film, but in no event later than 42 months after delivery of the completed film to Paramount. This amount has been recorded as a contractual obligation in the balance sheet.

The second transaction provided for the third party to contribute approximately $15,560,000 in exchange for a share of the distribution proceeds, as defined, generated by the film and was recorded as a reduction to the costs of the related film.

The third transaction utilized the same sale and leaseback structure used in December 1999 as discussed below. Proceeds of $10,558,000 received therefrom have been reflected as a contractual obligation at March 31, 2001, as the film project to which it related has not yet commenced production and certain refund provisions apply if a film is not delivered by December 31, 2002.

In order for the unrelated third party in the first and second transactions to fulfill its obligations to fund these films, $14,500,000 of cash deposited into the restricted cash account, plus interest earned thereon, at March 31, 2000 was lent to the investor and is repayable out of 100% of the investor's entitlement to proceeds from the distribution of its other films financed with the Company and a pledge against any money raised through its ongoing fundraising efforts, but in no event later than September 30, 2001. Therefore, $14,500,000 plus interest has been recorded as other receivables at March 31, 2001 and the restricted cash has been reduced accordingly.

During the prior fiscal year, the Company entered into three separate financing transactions with unrelated third parties to assist in the financing of three of its films.

The first provided for the third party to contribute approximately $23,000,000 which was recorded as a reduction to the costs of the related film, and provides for a contingent participation interest in the results of distribution.

The second was structured as a sale and leaseback arrangement whereby the Company sold all of its rights to one film and immediately leased back the attendant distribution rights for a
17.5 year term. Under the terms of that arrangement, the Company has agreed to make certain fixed annual payments to the purchaser over the length of the term. These payments have been legally assumed by a German bank, in exchange for the Company depositing a certain amount in cash, and the purchaser has relinquished any claim against the Company for the payments. Upon the payment of the final amount in the 18th year, all rights previously sold revert back to the Company.

The deposit and corresponding fixed payment obligations are not presented in the financial statements, as they are no longer the property nor the responsibility of the Company. The net gain from the transaction of approximately $4,100,000 has been recorded as a reduction to film costs.

In the third, the Company received $16,000,000 from an investor related to the intended production of a motion picture, that as of March 31, 2001, remains in development / pre-production. Of this amount, $14,500,000 was placed on restricted deposit with a German bank and $1,500,000 was deposited into the general bank account of the Company to fund development costs. The amount placed in the restricted cash account was subsequently loaned back to the investor to fund other financing commitments with the Company, as discussed above. Should the project be abandoned, the Company must return these funds, plus all interest earned on the restricted deposit. At March 31, 2001 and 2000, $16,766,600 and $16,171,948 are included in contractual obligations related thereto.

7. Commitments and Contingencies:

EMPLOYMENT AGREEMENTS:

It has been the Company's policy to employ all executives under formal employment agreements. The terms of these agreements have generally terminated on or about February 28, 2001 and have been temporarily extended through December 31, 2001 while the Company develops its long-term strategy. During the next fiscal year the Company plans to further extend the terms of employment of those executives necessary to fulfill its business plan.

The employment and compensation agreements with the Company's two most senior executives, who are also members, provided for minimum annual base compensation of $4,444,000 and $1,280,000 respectively, through the year ending February 28, 2003. These executives have agreed to defer 50% of these amounts to be conditionally recouped out of the results of future productions, under certain specific instances, if at all. Based upon the results as of March 31, 2001, no such recoupment is expected.

The Company terminated the contract of its next ranking officer, which had an expiration date of December 31, 2001, and provided for no mitigation offset, by paying the amount of $1,265,799. This amount has been included in general and administration expenses in the Statement of Operations for the year ended March 31, 2001.

DISTRIBUTION AGREEMENTS

Under the distribution agreements with Paramount related to the motion picture "Sleepy Hollow" the Company assumed responsibility for certain amounts payable to unions and actors based on the performance of the motion picture in certain territories. Paramount is the primary obligor of these obligations. Based upon the performance of the picture to date, the Company has accrued $5,534,001 at March 31, 2001 as an estimate of this obligation. The Company is in the process of negotiating a settlement of this arrangement due to certain actions of Paramount during the production and distribution of the film.
Any formal relief of this obligation will be recorded as income when legally binding.

8. Members' Equity:

The Company's equity structure is as follows at each of March 31, 2001 and March 31, 2000:

          Class A Preferred Membership Units        $ 50,000,000
          Class B Common Membership Units                    450
          Class C Common Membership Units                    550
                                                    -------------
                                                    $ 50,001,000
                                                    =============

The Class A Preferred membership units have a pro-rata claim, with that of the two senior executives' salary deferrals, on any non-tax related distribution until fully redeemed.

9. Related Parties:

Due (to) from affiliates consists of the following at March 31:

                                               2001         2000
                                               ----         ----
       Lions Gate Entertainment Corp.       $ (84,466)    $ 244,180
       Other Mandalay companies*               51,662        34,000
                                            -----------   ----------
                                             $(32,806)     $278,180
                                            ===========   ==========

* - Includes various Mandalay named companies in which members of the Company have significant interest.

LG Pictures, Inc., a wholly owned subsidiary of Lions Gate Entertainment Corp., the member that owns class A preferred and class B common membership units, was required to compensate the Company for any interest income foregone on a required equity contribution that was replaced by the establishment of the bank loan (see Note 4). During the current year, this obligation was terminated. During the years ended March 31, 2001 and 2000, the Company received $ 190,000 and $1,237,000, respectively under this agreement, which amounts are included in interest income.

                        INDEX TO EXHIBITS

Exhibit                                                     Page
Number               Description of Documents               Number
--------- ---------------------------------------------     ------

3.1*      Articles of Incorporation ...................
3.2***    Amendment to Articles of Incorporation
          to Provide Terms of the Series A
          Preferred Shares dated as of December
          20, 1999.....................................
3.3       Amendment to Articles of Incorporation
          to Provide Terms of the Series B
          Preferred Shares dated as of September
          26, 2000.....................................      111
3.4       Amendment to Articles of Incorporation
          to change the size of the Board of
          Directors dated as of September 26, 2000.....      115
4.1*      Trust Indenture between the Company and
          CIBC Mellon Trust Company dated as of
          April 15, 1998...............................
4.2***    Warrant Indenture between the Company
          and CIBC Mellon Trust Company dated as
          of December 30, 1999.........................
10.1*     Employees' and Directors' Equity
          Incentive Plan...............................
10.2*     Incentive Plan Stock Option Agreement No. 1..
10.3*     Incentive Plan Stock Option Agreement No. 2..
10.4*+    Memorandum of Understanding among the
          Company, LG Pictures Inc., Tigerstripes,
          Peter Guber, Paul Schaeffer and Adam
          Platnick dated March 6, 1998.................
10.5*     Amendment to Memorandum of
          Understanding among the Company, LG
          Pictures Inc., Tigerstripes, Peter
          Guber, Paul Schaeffer and Adam Platnick
          dated December 29, 1998......................
10.6*     Amendment to Memorandum of
          Understanding among the Company, LG
          Pictures Inc., Tigerstripes, Peter
          Guber, Paul Schaeffer and Adam Platnick
          dated December 30, 1998......................
10.7*+    Agreement between Paramount and
          Mandalay Pictures dated March 9, 1998........
10.8**    Credit and Security Agreement among
          IDC, LLC, Mandalay Pictures, MP
          Finance, LLC, the Production Servicers
          referred to therein, the Lenders
          referred to therein and the Chase
          Manhattan Bank dated as of February 12,
          1999.........................................
10.9***   Agreement and Plan of Merger among the
          Company, LGE Merger Sub and Trimark
          dated June 6, 2000...........................
10.10**** Registration Rights Agreement dated as
          of June 6, 2000, by and among the
          Company, Mark Amin and Reza Amin.............
10.11**** Trimark Stockholders Voting Agreement
          dated June 6, 2000, by and among the
          Company and the stockholders of Trimark
          Holdings, Inc. listed on Schedule A
          thereto......................................
10.12**** Lions Gate Stockholders Voting
          Agreement dated June 6, 2000, by and
          among Trimark Holdings, Inc. and the
          stockholders of the Company listed on
          Schedule A thereto...........................
10.13     Amended and Restated Unanimous
          Shareholders Agreement among
          CineGroupe, Animation Cinepix Inc.,
          Jacques Pettigrew, Fiducie Famille
          Pettigrew, Robert Paul and Fox Family
          Worldwide, Inc. dated as of September
          8, 2000......................................      116

Exhibit                                                     Page
Number               Description of Documents               Number
--------- ---------------------------------------------     ------

10.14**** Employment Agreement dated as of June
          6, 2000, between the Company and Mark Amin...
10.15     Employment Agreement between the
          Company and Marni Wieshofer dated
          August 26, 2000..............................      157
10.16     Employment Agreement between the
          Company and Gordon Keep dated October
          1, 2000......................................      163
10.17     Employment Agreement between the
          Company and Jon Feltheimer dated
          February 27, 2001............................      169
10.18     Employment Agreement between the
          Company and John Dellaverson dated
          April 1, 2001................................      177
10.19     Ignite, LLC and Lions Gate Films Inc.
          deal memo dated February 15, 2001............      181
21.1      List of Subsidiaries.........................      186
23.1      Consent of Independent Accountant............      187
23.2      Consent of Independent Accountant............      188
24.1      Power of Attorney (Contained on
          Signature Page)..............................

* Incorporated by reference to the Company's Annual Report on Form 20-F for the fiscal year ended March 31, 1998 (File No. 000-27730).
** Incorporated by reference to the Company's Annual Report on Form 20-F for the fiscal year ended March 31, 1999 (File No. 000-27730).
*** Incorporated by reference to the Company's Annual Report on Form 20-F for the fiscal year ended March 31, 2000 (File No. 000-27730).
**** Incorporated by reference to the Company's Form F-4
     Registration Statement under the Securities Act of 1933 dated August 2000.
+ Portions of these exhibits have been omitted pursuant to a request for confidential treatment.