Form 10-Q
period 2001-06-30
LIONS GATE ENTERTAINMENT CORP /CN/
filed 2001-09-05
CIK 929351

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              ____________________

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

                                       or

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

        For the transition period from                 to

                           Commission File No. 1-14880
                              ____________________

                         LIONS GATE ENTERTAINMENT CORP.
             (Exact name of registrant as specified in its charter)

          BRITISH COLUMBIA, CANADA
       (State or other jurisdiction of                 (I.R.S. Employer
       incorporation or organization)                Identification No.)
                              ____________________

                        SUITE 3123, THREE BENTALL CENTRE
                               595 BURRARD STREET
                       VANCOUVER, BRITISH COLUMBIA V7X 1J1
               (Address of principal executive offices, zip code)
       Registrant's telephone number, including area code: (604) 609-6100


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]


         As of August 30, 2001, 42,467,926 shares of the registrant's no par value common stock were outstanding.


================================================================================

                                TABLE OF CONTENTS

ITEM                                                                       PAGE

                                     PART I

1.     FINANCIAL STATEMENTS................................................   4

2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
       RESULTS OF OPERATION................................................  14

3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..........  21


                                     PART II

6.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.....  22

         Unless the context indicates otherwise, all references herein to "Lions Gate," "the Company," "we," "us," and "our" refer collectively to Lions Gate Entertainment Corp. and its subsidiaries.

         This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that can be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate," "could," or "continue" or the negative thereof or other variations thereon or comparable terminology. These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause our actual results to be materially different from any future results expressed or implied by us in those statements. The most important factors that could prevent us from achieving our stated goals include, but are not limited to, the following:

         o unfavorable changes to revenue estimates resulting in significant write-downs affecting our results of operations and financial condition;

         o dependence on third party financing, government incentive programs and German tax shelter arrangements that could be reduced, amended or eliminated;

         o the unpredictability of commercial success of films and television programs;

         o actual production costs exceeding budgets due to circumstances beyond our control;

         o   operating results fluctuating materially from period-to-period;

         o   interest rate changes; and

         o   fluctuating currency rates.

         Because these statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward looking statements. We caution you not to place undue reliance on the statements, which speak only as of the date of this report. See "Management's Discussion and Analysis of Financial Condition and Results of Operation -'Risks and Uncertainties' and 'Currency Risk Management.'"

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


                                              Fiscal Year Ending March 31
                                    --------------------------------------------

                                      2001     2000     1999      1998     1997
                                      ----     ----     ----      ----     ----

Rate at end of period.............. $1.5784  $1.4828  $1.5092   $1.4180  $1.3835

Average rate during period.........  1.5041   1.4790   1.5086    1.4060   1.3634

High rate..........................  1.5784   1.5140   1.5770    1.4637   1.3835

Low rate...........................  1.4515   1.4470   1.4175    1.3705   1.3310


         On August 30, 2001, the noon buying rate in New York City for cable transfer in Canadian dollars as certified for customs purposes by the Federal Reserve Bank of New York was Canadian $1.5460 = US$1.00.

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT FOR THE THREE MONTHS ENDED JUNE 30, 2001, AND JUNE 30, 2000
(all amounts in thousands of Canadian dollars)

                                                                   Three months
                                                   THREE MONTHS       ended
                                                      ENDED        June 30, 2000
                                                  JUNE 30, 2001      (Restated)
                                                  -------------    -------------
REVENUE
   Motion Pictures                                  $ 46,561         $ 31,670
   Television                                         13,475           13,976
   Animation                                           6,650            7,506
   Studio Facilities                                   1,646            1,508
   CineGate                                            1,217               --
                                                    --------         --------
                                                      69,549           54,660
                                                    --------         --------
DIRECT OPERATING EXPENSES
   Motion Pictures                                    23,421           16,898
   Television                                         11,980           12,489
   Animation                                           5,917            5,536
   Studio Facilities                                     711              639
   CineGate                                               --               --
                                                    --------         --------
                                                      42,029           35,562
                                                    --------         --------
GROSS PROFIT
   Motion Pictures                                    23,140           14,772
   Television                                          1,495            1,487
   Animation                                             773            1,970
   Studio Facilities                                     935              869
   CineGate                                            1,217               --
                                                    --------         --------
                                                      27,520           19,098
                                                    --------         --------
OTHER EXPENSES
   Distribution and marketing costs                   11,870           26,283
   General and administration                         11,104            6,774
   Amortization                                        1,738            1,838
   Interest                                            3,586              805
   Minority interest                                    (274)             171
                                                    --------         --------
                                                      28,024           35,871
                                                    --------         --------

LOSS BEFORE TAXES AND EQUITY INTERESTS                  (504)         (16,773)
Income taxes                                          (2,019)          (6,824)
                                                    --------         --------

INCOME (LOSS) BEFORE EQUITY INTERESTS                  1,515           (9,949)

Equity interest in loss of Mandalay Pictures, LLC     (1,390)            (660)
Equity interest in loss of CinemaNow, Inc.              (642)              --
                                                    --------         --------
Net Loss                                                (517)         (10,609)
Dividends on preferred shares                           (618)            (605)
Accretion on Series A preferred shares                  (799)            (772)
Adjusted Deficit, Beginning of Period                (79,900)         (83,016)
                                                    --------         --------

DEFICIT, END OF PERIOD                               (81,834)         (95,002)
                                                    ========         ========
BASIC OPERATING LOSS PER COMMON SHARE               $ ( 0.01)        $  (0.34)
                                                    ========         ========
BASIC LOSS PER COMMON SHARE                         $  (0.05)        $  (0.38)
                                                    ========         ========
BASIC INCOME (LOSS) PER COMMON SHARE EXCLUDING
    MANDALAY AND CINEMANOW                          $   0.00         $  (0.36)
                                                    ========         ========

The accompanying notes form an integral part of these condensed unaudited consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
AS AT JUNE 30, 2001 AND MARCH 31, 2001
(all amounts in thousands of Canadian dollars)


                                                  UNAUDITED          (Note 2)
                                                  ---------          --------
                                                    JUNE 30          March 31
                                                       2001              2001
ASSETS
Cash and equivalents                               $  7,213          $ 10,485
Accounts receivable                                 169,811           183,787
Investment in films and television programs         291,381           228,349
Long term investments                                72,274            77,230
Capital assets                                       43,594            44,212
Goodwill, net of accumulated amortization            35,047            34,924
Other assets                                         16,358            15,233
                                                   --------          --------
                                                   $635,678          $594,220
                                                   ========          ========
LIABILITIES
Bank loans                                         $199,402          $159,765
Accounts payable and accrued liabilities            108,566           123,370
Production and distribution loans                    28,060            24,045
Long-term debt                                       63,855            65,987
Deferred revenue                                     44,839            22,283
Future income taxes                                     303               757
Minority interest                                       949             1,224
                                                   --------          --------
                                                    445,974           397,431
                                                   --------          --------
SHAREHOLDERS' EQUITY
Capital stock                                       267,741           266,523
Deficit                                             (81,834)          (79,900)
Cumulative translation adjustments                    3,797            10,166
                                                   --------          --------
                                                    189,704           196,789
                                                   --------          --------
                                                   $635,678          $594,220
                                                   ========          ========


The accompanying notes form an integral part of these condensed unaudited consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2001, AND JUNE 30, 2000
(all amounts in thousands of Canadian dollars)

                                                                                     Three months
                                                                   THREE MONTHS         ended
                                                                       ENDED        June 30, 2000
                                                                   JUNE 30, 2001      (Restated)
                                                                   -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                   $    (517)        $(10,609)
Adjustments to reconcile net loss to net cash
used in operating activities:
    Amortization of capital assets                                        791              752
    Amortization of goodwill                                               --              640
    Write-off of projects in development                                  334              156
    Amortization of pre-operating costs                                   241              241
    Amortization of deferred financing costs                              372               49
    Amortization of films and television programs                      41,318           34,923
    Minority interest                                                    (274)             171
    Equity interest in loss of CinemaNow, Inc.                            642               --
    Equity interest in loss of Mandalay Pictures, LLC                   1,390              660
    Increase in investment in films and television programs          (113,296)         (33,748)
                                                                    ---------         --------
                                                                      (68,999)          (6,765)
CHANGES IN ASSETS AND LIABILITIES, EXCLUDING THE EFFECTS
OF ACQUISITIONS:
    Accounts receivable                                                 5,656            4,084
    Other assets                                                       (2,108)          (1,312)
    Future income taxes                                                  (395)          (6,713)
    Accounts payable and accrued liabilities                           (8,867)           2,084
    Deferred revenue                                                   23,354           (2,905)
                                                                    ---------         --------
                                                                      (51,359)         (11,527)
                                                                    ---------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase in bank loans                                             45,188            6,887
    Increase (decrease) in production and distribution loans            4,372           (2,635)
    Increase (decrease) in long-term debt                              (1,122)           1,203
                                                                    ---------         --------
                                                                       48,438            5,455
                                                                    ---------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of capital assets                                           (359)            (546)
                                                                    ---------         --------
                                                                         (359)            (546)
                                                                    ---------         --------

NET CHANGE IN CASH AND EQUIVALENTS                                     (3,280)          (6,618)
FOREIGN EXCHANGE EFFECT ON CASH                                             8              976
CASH AND EQUIVALENTS - BEGINNING OF PERIOD                             10,485           19,283
                                                                    ---------         --------
CASH AND EQUIVALENTS - END OF PERIOD                                $   7,213         $ 13,641
                                                                    =========         ========


The accompanying notes form an integral part of these condensed unaudited consolidated financial statements.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

2.       BASIS OF PRESENTATION

         The unaudited condensed consolidated financial statements include the accounts of Lions Gate and its subsidiary companies, with a provision for non-controlling interests, and the Company's proportionate share of assets, liabilities, revenues and expenses of jointly controlled companies. The Company controls its subsidiary companies through a combination of existing voting interests and an ability to exercise various rights under certain shareholder agreements and debentures to acquire common shares.

         These unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in Canada ("Canadian GAAP") which conforms, in all material respects, with the accounting principles generally accepted in the United States ("U.S."), except as described in note 11, for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by Canadian or U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these condensed consolidated financial statements. Operating results for the quarter are not necessarily indicative of the results that may be expected for the year ending March 31, 2002. Certain reclassifications have been made in the fiscal 2001 financial statements to conform to the fiscal 2002 presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for the year ended March 31, 2001.

         The balance sheet has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

         On July 29, 2001, we requested the resignation of our auditors, PricewaterhouseCoopers LLP. Due to the timing of this change, our new auditors, Ernst & Young LLP, have not yet completed their SAS 71 review prior to the issuance of our first quarter financial statements and our filing of this quarterly report on Form 10-Q. When Ernst & Young has completed their review of our first quarter financial statements we will file an amended Form 10-Q/A.

         The unaudited condensed consolidated financial statements as at and for the three months ended June 30, 2000 have been restated to take into account the adoption of SoP 00-2 and the redesignation of the Company's U.S. operations as self-sustaining both as of April 1, 2000.

3.       ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

GOODWILL

On June 29, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") 142, "Goodwill and Other Intangible Assets". Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. Goodwill is required to be tested for impairment between the annual tests if an event occurs or circumstances change that more-likely-than-not reduce the fair value of a reporting unit below its carrying value. The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the amortization and impairment provisions of SFAS 142 are effective upon adoption of SFAS 142. The Company elected early adoption of SFAS 142 on April 1, 2001.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

On April 1, 2001, the Company adopted SFAS 133 "Accounting for Derivative Instruments and Hedging Activities", as amended in June 2000 by SFAS 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which requires companies to recognize all derivatives as either assets or liabilities in the balance sheet and measure such instruments at fair value. The adoption of these standards did not have a material impact on the Company's unaudited condensed consolidated financial statements.

4.       INVESTMENT IN FILMS AND TELEVISION PROGRAMS


                                                          JUNE 30,     March 31,
                                                              2001          2001
                                                          --------     ---------
THEATRICAL FILMS
Released, net of accumulated amortization                 $ 66,642      $ 58,378
Acquired library, net of accumulated amortization           71,828        77,827
In progress                                                 49,922        60,690
In development                                               3,118         4,972
                                                          --------      --------
                                                           191,510       171,867
                                                          --------      --------
NON-THEATRICAL FILMS AND DIRECT-TO-TELEVISION
Released, net of accumulated amortization                   26,742        24,343
In progress                                                 67,701        27,221
In development                                               5,428         4,918
                                                          --------      --------
                                                            99,871        56,482
                                                          --------      --------
                                                          $291,381      $228,349
                                                          ========      ========


         The Company expects that 80% of released films and television programs net of amortization will be amortized over the three-year period ending June 30, 2004.

5.       LONG-TERM INVESTMENTS

         Long-term investments is comprised of the Company's investments in Mandalay Pictures, LLC and CinemaNow, Inc.

         The Company's investment in Mandalay Pictures is comprised of a 45% common stock interest, and a 100% interest in preferred stock with a stated value of US$50.0 million. The Company records 100% of the operating losses of Mandalay Pictures as equity interest in the loss of Mandalay Pictures, LLC.

         Summarized financial information of Mandalay Pictures is as follows:


                                                           JUNE 30,    March 31,
                                                               2001         2001
                                                           --------    ---------
ASSETS
     Cash and equivalents                                  $ 26,071     $ 25,399
     Restricted cash                                         29,325       33,336
     Accounts receivable                                     38,945       69,878
     Investment in films                                    222,484      209,848
     Other assets                                                74          127
                                                           --------     --------
                                                            316,898      338,588
                                                           --------     --------
LIABILITIES
     Accounts payable and accrued liabilities                20,333       16,901
     Production and bank loans                               69,891      151,659
     Contractual obligations                                 55,375       57,653
     Deferred revenue                                       126,725       65,032
                                                           --------     --------
                                                            272,323      291,245
                                                           --------     --------

NET ASSETS                                                 $ 44,575     $ 47,343
                                                           ========     ========


                                                                    Three months
                                                  THREE MONTHS    ended June 30,
                                                ENDED JUNE 30,              2000
                                                          2001        (Restated)
                                                --------------    --------------
Revenue                                            $     3            18,871
Direct operating expenses                                3            18,042
                                                   -------           -------
Gross profit                                            --               829
Indirect operating expenses                         (1,150)           (1,177)
Interest income, net of interest expense               267               916
                                                   -------           -------
INCOME (LOSS) BEFORE INCOME TAXES                  $  (883)          $   568
                                                   =======           =======


         Mandalay Pictures is a non-taxable entity. Accordingly, all tax effects attributable to the operations of Mandalay are included directly in the Company's tax provision.

6.       GOODWILL

         The net carrying value of goodwill recorded through acquisitions is $34.9 million as at March 31, 2001. Effective April 1, 2001, the Company adopted SFAS 142. This asset will be assessed for impairment at least annually or upon an adverse change in operations. Prior to the adoption of SFAS 142, the assets were amortized using the straight-line method over periods ranging from five to twenty years. The Company will complete the impairment test required under SFAS 142 during the second quarter of fiscal 2002. The following is the proforma effect had the quarter ended June 30, 2000 been subject to SFAS 142:


                                               THREE MONTHS       Three months
                                             ENDED JUNE 30,     ended June 30,
                                                       2001               2000
                                             --------------     --------------
Reported net loss                                $ (517)           $(10,609)
Amortization                                         --                 640
                                                 ------            --------
Adjusted (proforma) net income/(loss)              (517)           $ (9,969)
                                                 ======            ========

Reported basic and diluted
  income/(loss) per share                        $(0.05)           $  (0.38)
                                                 ======            ========

Amortization per share                           $ 0.00            $  (0.02)
                                                 ======            ========

Adjusted basic and diluted
  income/(loss) per share                        $(0.05)          $  (0.36)
                                                 ======           ========


7.       BANK LOANS

         The Company has credit facilities available of US$200.0 million (Cdn$302.8 million) and Cdn$2.0 million as at June 30, 2001 (March 31, 2001 - US$200.0 million (Cdn$315.3 million) and Cdn $2.0 million)), expiring September 25, 2005 and July 31, 2002 respectively. The availability of funds under the US$200.0 million credit facility is limited by the borrowing base, which is calculated on a monthly basis. The borrowing base assets at June 30, 2001 totaled US$140.2 million (Cdn$212.3 million). As at June 30, 2001, US$128.6 million (Cdn$194.7 million) and $2.0 million was drawn on the facilities. The Company is required to pay a monthly commitment fee of 0.50% on the US$200.0 million less the amount drawn where this amount is less than US$100.0 million, or 0.375% on the US$200.0 million less the amount drawn, where this amount is equal to or exceeds US$100.0 million.

8.       INCOME PER SHARE

         Basic income per share is calculated after adjusting net income for dividends and accretion on the preferred shares and using the weighted average number of common shares outstanding during the three months ended June 30, 2001 of 42,390,000 shares (three months ended June 30, 2000 - 31,417,000 shares). The exercise of common share equivalents including employee stock options, share purchase warrants, convertible promissory notes and Series A preferred shares could potentially dilute earnings per share in the future, but were not reflected in fully diluted income per share because to do so would be anti-dilutive.

9.       SUPPLEMENTARY CASH FLOW STATEMENT INFORMATION

         Interest paid for the three months ended June 30, 2001 amounted to $3.7 million (three months ended June 30, 2000 - $1.2 million;).

         Income taxes paid during the three months ended June 30, 2001 amounted to $0.7 million (three months ended June 30, 2000 - $0.4 million).

10.      RECONCILIATION TO UNITED STATES GAAP

         The consolidated financial statements of the Company have been prepared in accordance with Canadian GAAP. The material differences between the accounting policies used by the Company under Canadian GAAP and U.S. GAAP are disclosed below in accordance with the rules and regulations of the Securities and Exchange Commission.

         Under U.S. GAAP, the net income (loss) and income (loss) per share figures for the three months ended June 30, 2001 and 2000 and the shareholders' equity as at June 30, 2001 and March 31, 2001 was:

                                                    NET INCOME (LOSS)        SHAREHOLDERS' EQUITY
                                              -------------------------     ---------------------
                                                 THREE     Three months
                                                MONTHS            ended
                                                 ENDED         June 30,
                                              JUNE 30,             2000     JUNE 30,     March 31,
                                                  2001       (Restated)         2001          2001
                                              --------     ------------     --------     ---------
AS REPORTED UNDER CANADIAN GAAP               $  (517)        $(10,609)     $189,704      $196,789
Equity interest in loss of Mandalay
    Pictures (a)                                  287              287        (4,282)       (4,569)
Adjustment for capitalized
    pre-operating costs (b)                       145              145        (3,110)       (3,255)
Restructuring costs (c)                            --               --        (1,733)       (1,733)
Accounting for income taxes (d)                    --               --         2,754         2,754
Reclassification of Series A preferred
    Shares outside shareholders'
    equity (e)                                     --               --       (39,344)      (38,986)
                                              -------         --------      --------      --------
NET LOSS BEFORE ACCOUNTING CHANGES/
    SHAREHOLDERS' EQUITY UNDER U.S. GAAP          (85)         (10,177)      143,989       151,000
Cumulative effect of accounting
    changes, net of income taxes (f)               --          (58,942)           --            --
                                              -------         --------      --------      --------
NET LOSS/SHAREHOLDERS' EQUITY UNDER
    U.S. GAAP                                     (85)         (69,119)      143,989       151,000
Adjustment to cumulative translation
    adjustments (net of tax of $nil) (g)       (6,369)             489            --            --
Other comprehensive loss (g)                     (189)              --          (189)           --
                                              -------         --------      --------      --------
COMPREHENSIVE LOSS ATTRIBUTABLE TO
    COMMON SHAREHOLDERS UNDER U.S. GAAP       $(6,049)        $(68,630)     $143,800      $151,000
                                              =======         ========      ========      ========
BASIC AND FULLY DILUTED LOSS PER COMMON
    SHARE UNDER U.S. GAAP BEFORE
    ACCOUNTING CHANGES                        $ (0.03)        $  (0.36)
                                              =======         ========
BASIC AND FULLY DILUTED LOSS PER COMMON
    SHARE UNDER U.S. GAAP                     $ (0.03)        $  (2.23)
                                              =======         ========


         Reconciliation of movement in Shareholders' Equity under U.S. GAAP:

                                                                JUNE 30, 2001     March 31, 2001
                                                               --------------    ---------------

         BALANCE AT BEGINNING OF THE PERIOD                       $151,000           $158,974
         Increase in capital stock                                     533             37,573
         Dividends paid on preferred shares                           (618)            (2,497)
         Accretion on preferred shares (f)                            (472)            (1,555)
         Net loss under U.S. GAAP                                      (85)           (50,217)
         Adjustment to cumulative translation adjustments
           account                                                  (6,388)             8,722
         Other comprehensive loss                                     (189)                --
                                                                  --------           --------
         BALANCE - END OF THE PERIOD                              $143,800           $151,000
                                                                  ========           ========


         (a)      EQUITY INTEREST IN LOSS OF MANDALAY PICTURES, LLC

         The Company accounts for Mandalay Pictures using the equity method. Under Canadian GAAP, pre-operating costs incurred by Mandalay Pictures were deferred and are being amortized to income. Under U.S. GAAP, all start-up costs are required to be expensed as incurred. The amounts are presented net of income taxes of $0.3 million (June 30, 2000 - $0.3 million).

         (b)      ACCOUNTING FOR CAPITALIZED PRE-OPERATING PERIOD COSTS

         In the year ended March 31, 1999, under Canadian GAAP, the Company deferred certain pre-operating costs related to the launch of the television one-hour series business amounting to $4.8 million. This amount is being amortized over five years commencing in the year ended March 31, 2000. Under U.S. GAAP, all start-up costs are to be expensed as incurred. The amounts are presented net of income taxes of $0.1 million (June 30, 2000 - $0.1).

         (c)      ACCOUNTING FOR BUSINESS COMBINATIONS

         Under Canadian GAAP, costs related to activities or employees of an acquiring company are not considered in the purchase price allocation. The Company included $2.1 million of such costs in the purchase equation for Trimark. Under U.S. GAAP, costs related to the acquiring Company must be expensed as incurred. The amount is presented net of income taxes of $0.4 million.

         (d)      ACCOUNTING FOR INCOME TAXES

         Under Canadian GAAP, for the year ended March 31, 2001, the Company used the asset and liability method to recognize future income taxes which is consistent with the U.S. GAAP method required under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", ("SFAS 109") except that Canadian GAAP requires use of the substantively enacted tax rates and legislation, whereas U.S. GAAP only permits use of enacted tax rates and legislation. The use of substantively enacted tax rates under Canadian GAAP to measure future income tax assets and liabilities resulted in an increase in Canadian net future income tax assets (before valuation allowances) by $2.3 million, with a corresponding increase in valuation allowances of $1.7 million.

         SFAS 109 requires deferred tax assets and liabilities be recognized for temporary differences, other than non-deductible goodwill, arising in a business combination. As a result of the acquisition of Lions Gate Studios, in the year ended March 31, 2000 under U.S. GAAP, goodwill was increased to reflect the additional deferred tax liability resulting from temporary differences arising on the acquisition. Under Canadian GAAP, the company did not restate income taxes for years prior to March 31, 2001, accordingly, there is a difference in the carrying amount of goodwill of $2.8 million (1999 - $2.9 million) as at March 31, 2000, and amortization expense relating to goodwill was $0.1 million higher under U.S. GAAP.

         (e)      ACCRETION ON PREFERRED SHARES

         Under Canadian GAAP, the Company's preferred shares have been included in shareholders' equity as the Company considers the likelihood of redemption by the holders to be remote. Under U.S. GAAP, the preferred shares would be presented outside of shareholders' equity as temporary equity.

         Under Canadian GAAP, the fair value of the basic preferred shares was determined using the residual value method after determining the fair value of the common share purchase warrants and the preferred share conversion feature. Under U.S. GAAP, the proceeds received would be allocated to the common share purchase warrants and the preferred shares based on the relative fair values of the two instruments. Under U.S. GAAP, the preferred shares would have been valued at $42.4 million and the warrants at $5.7 million. As the conversion feature of the preferred shares was beneficial, an amount of $2.4 million was allocated to the conversion feature based on the intrinsic value of the conversion feature resulting in a carrying value for the preferred shares of $40.0 million.

         Under Canadian GAAP, the difference between the carrying amount and the redemption value of $50.5 million is being accreted as a charge to retained earnings on a straight line basis over five years whereas, under U.S. GAAP, the difference is being accreted using the effective interest method over the five year period to the first available date that the preferred shares are redeemable.

         (f)      ACCOUNTING CHANGES

         In the year ended March 31, 2001, the Company elected early adoption of Statement of Position 00-2 "Accounting by Producers or Distributors of Films" ("SoP 00-2"). Under Canadian GAAP, the one-time after-tax adjustment for the initial adoption of SoP 00-2 was made to opening retained earnings. Under SoP 00-2, the cumulative effect of changes in accounting principles caused by adopting the provisions of SoP 00-2 should be included in the determination of net earnings for GAAP purposes. The cumulative effect adjustment comprised $40.1 million net of income taxes of $15.5 million for the Company and its subsidiaries as well as $1.1 million, net of income taxes of $2.2 million for the Company's equity investee Mandalay Pictures.

         (g)      COMPREHENSIVE LOSS

         Comprehensive loss consists of net income (loss) and other gains and losses affecting shareholders' equity that, under U.S. GAAP are excluded from net income. Adjustment to cumulative translation adjustments comprises foreign currency translation gains and losses. Other comprehensive loss comprises unrealized losses on investments available for sale based on the market price of the shares at June 30, 2001 net of income taxes of $0.1 million.

         (h)      ACCOUNTING FOR TAX CREDITS

         Under Canadian GAAP, tax credits earned are included in revenue. Accounting Principles Board Opinion No. 4, "Accounting for the Investment Credit" requires tax credits to be presented as reduction of income tax expense. The corresponding impact would be a reduction of revenue and credit to income tax expense of $3.4 million (June 30, 2000
         - $4.1 million).

11.      SUBSEQUENT EVENTS

         On July 10, 2001, a subsidiary of the Company completed an equity financing with an unrelated third party for $14.0 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

         We develop, produce and distribute a targeted range of film and television content in North America and around the world. To reflect our core businesses, this discussion focuses on Motion Pictures - which includes production of feature films and theatrical, video, television and international distribution, Television - which includes one-hour drama series, television movies, non-fiction programming (primarily through Termite Art Productions), Animation - which includes animation production at CineGroupe Corporation, Studio Facilities - which includes Lions Gate Studios and leased facilities at Eagle Creek Studios, and CineGate - which provides management services to Canadian limited partnerships.

         The following discussion and analysis for the three months ended June 30, 2001 and 2000 should be read in conjunction with the unaudited condensed Consolidated Financial Statements included in this report. The unaudited condensed Consolidated Financial Statements have been prepared in accordance with Canadian Generally Accepted Accounting Principles ("GAAP"). The material differences between the accounting policies used by Lions Gate under Canadian GAAP and United States ("U.S.") GAAP are disclosed in note 10 to the unaudited condensed Consolidated Financial Statements.

         The functional currency of our business, defined as the economic environment in which we primarily generate and expend cash, is the Canadian dollar and the U.S. dollar for the Canadian and U.S.-based businesses respectively. In accordance with generally accepted accounting principles in both Canada and the U.S., the financial statements of U.S.-based subsidiaries are translated for consolidation purposes using current exchange rates, with translation adjustments accumulated in a separate component of shareholders' equity.

         On June 29, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") 142, "Goodwill and Other Intangible Assets". Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. Goodwill is required to be tested for impairment between the annual tests if an event occurs or circumstances change that more-likely-than-not reduce the fair value of a reporting unit below its carrying value. We adopted SFAS 142 as of April 1, 2001. Note 6 to the unaudited condensed Consolidated Financial Statements includes additional information relating to the net carrying value of goodwill and the proforma effect of the adoption of SFAS 142 on the prior year's first quarter.

         On July 1, 2001, we adopted SFAS 133 "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 requires that all derivative instruments be reported on the balance sheet at fair value and establishes criteria for the designation and effectiveness of hedging relationships. The cumulative effect of adopting SFAS 133 as of April 1, 2001 was not material to the financial statements.

         It should be noted that the unaudited condensed Consolidated Financial Statements as at and for the year ended June 30, 2000 have been restated to take into account the adoption of SoP 00-2 and the reclassification of our U.S. operations as self-sustaining, both as of April 1, 2000. The impact on fiscal 2001 of the adoption of SoP 00-2 and the reclassification of the U.S. operations was recorded in the fourth quarter in fiscal 2001, and has now been apportioned to each of the four quarters in fiscal 2001 for comparative purposes. In addition, distribution and marketing costs, which were previously disclosed as a component of direct operating expenses, are now separately disclosed as a component of other expenses under SoP 00-2. The following is a comparison of the line items in the statement of operations that have been restated:


                                                          AS REPORTED     AS RESTATED

(ALL AMOUNTS IN THOUSANDS OF CANADIAN DOLLARS,
EXCEPT PER SHARE AMOUNTS)
Revenue                                                      54,397         54,660
Direct operating expenses                                    43,871         35,562
                                                             ------        -------
Gross profit                                                 10,526         19,098
                                                             ======        =======
Distribution and marketing costs                                 --         26,263
                                                             ------        -------
General and administration expenses                           5,800          6,774
                                                             ======        =======
Income taxes                                                    260         (6,824)
                                                             ======        =======
Income (loss) before equity interests                         1,652         (9,949)
                                                             ======        =======
Net income for the period                                       992        (10,609)
                                                             ======        =======
BASIC OPERATING INCOME (LOSS) PER SHARE                      $ 0.03        $ (0.34)
                                                             ======        =======
BASIC LOSS PER COMMON SHARE                                  $(0.01)       $ (0.38)
                                                             ======        =======
BASIC INCOME (LOSS) PER COMMON SHARE EXCLUDING
  MANDALAY PICTURES AND CINEMANOW                            $ 0.01        $ (0.36)
                                                             ======        =======


OVERVIEW

         Net loss for the three months ended June 30, 2001 was $0.5 million or a loss of $0.05 per share (including the Series A preferred share dividends and accretion on the Series A preferred shares) on 42.4 million weighted average common shares outstanding compared to net loss of $10.6 million (as restated) or a loss of $0.38 per share (as restated) (including the Series A preferred share dividends and accretion on the Series A preferred shares) on 31.4 million weighted average common shares outstanding for the three months ended June 30, 2000.

         Excluding the non-cash equity interests in the operating losses of Mandalay Pictures and CinemaNow, we generated earnings for the three months ended June 30, 2001 of $1.5 million, an increase of $11.4 million compared to a loss of $9.9 million (as restated) in the same period in the prior year. These results are equivalent to earnings per share of $0.00 for the three months ended June 30, 2001 and loss per share of $0.36 (as restated) for the three months ended June 30, 2000 (each including the Series A preferred share dividends and accretion on the Series A preferred shares).

         EBITDA (defined as earnings before interest, provision for income taxes, amortization, minority interest and equity interests in losses) of $4.5 million for the three months ended June 30, 2001 increased

$18.5 million compared to negative $14.0 million (as restated) for the three months ended June 30, 2000. EBITDA should be considered in addition to, but not as a substitute for, operating income, net income and other measures of financial performance reported in accordance with generally accepted accounting principles.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

         Revenue for the three months ended June 30, 2001 of $69.5 million increased $14.8 million or 27.1% compared to $54.7 million in the same period in the prior year. Revenue increased significantly in Motion Pictures and was relatively unchanged quarter-over-quarter in Television, Animation and Studio Facilities. CineGate did not exist in the prior year's first quarter.

         Motion Pictures revenue of $46.6 million increased $14.9 million or 47.0% from $31.7 million in the prior year's first quarter. The majority of the increase is due to the contribution from Trimark. Quarter-over-quarter video revenue increased $20.7 million and television revenue increased $0.6 million. Significant video releases in the current quarter included: Shadow of the Vampire; What's Cooking; and Blood Surf. Quarter-over-quarter theatrical revenue decreased $5.7 million and foreign revenue decreased $0.6 million. Significant theatrical releases in the current quarter included: Amores Perros with revenue of $3.0 million and Widow of St. Pierre with revenue of $1.1 million. In the prior year's first quarter, American Psycho earned theatrical revenue of $8.5 million and The Big Kahuna earned theatrical revenue of $2.0 million. Television and international revenues were not significant in the current quarter.

         Television revenue of $13.5 million decreased $0.5 million or 3.6% from $14.0 million in the prior year's first quarter. Current quarter deliveries included two one-hour episodes of "Mysterious Ways" to Pax TV and NBC in the U.S., CTV in Canada and Sony worldwide and one hour of the two one-hour pilots "Dead Zone" to UPN. In the prior year's first quarter seven one-hour episodes of "Higher Ground" were delivered and producer fees were recognized on the commencement of production on three television movies. Termite Art contributed revenue of $7.0 million compared to $4.0 million in the prior year's first quarter. In the current quarter Termite Art delivered 29.5 hours of programming, compared to 9.5 hours delivered in the prior year's first quarter. Current quarter deliveries included: fourteen half-hours of "Amazing Animal Videos" to Animal Planet, ten half-hours of "MTV Dinner Party" to MTV and nine half-hours of "Incredible Vacation Videos" to Travel Channel. In addition, producer fees were earned on six half-hours of "Ripley's Believe It Or Not" which were produced in the current quarter.

         In Animation, CineGroupe's revenue of $6.7 million decreased $0.8 million or 10.7% compared to $7.5 million in the prior year's first quarter. In the current quarter a total of 24 half-hours were delivered including twelve half-hours of "Wunchpunch" delivered to Radio Canada, six half-hours of "What's With Andy" delivered to Fox Family and Teletoon and six half-hours of "Kids From Room 402" delivered to Fox Family and TQS. In the prior year's first quarter, 10 half-hours were delivered, including the television movie "Lion of Oz" which earned revenue of $3.9 million.

         Studio Facilities revenue of $1.6 million increased $0.1 million or 6.7% from $1.5 million in the prior year's first quarter due to favorable stage and office occupancy levels. In the current quarter, stage and office occupancy levels averaged 97% and 90% respectively, compared to 75% and 85% respectively in the prior year's first quarter.

         CineGate earned revenue of $1.2 million on approximately $205 million of production financing arranged in the current quarter through the CineGate joint venture.

         Gross profit for the three months ended June 30, 2001 was $27.5 million with a 39.6% gross margin compared to gross profit of $19.1 million (as restated) with a gross margin of 34.9% (as restated). Gross profit increased $8.4 million and the gross margin increased 4.7 percentage points compared to the same period in the prior year.

         The gross margin in Motion Pictures of 49.7% in the current quarter was favorable compared to the gross margin of 46.6% (as restated) recognized in the prior year's first quarter. The gross margins in all media improved quarter-over-quarter. The current quarter's video gross margin has been positively impacted by the inclusion of Trimark's video library.

         The gross margin in Television of 11.1% in the current quarter was slightly favourable compared to the gross margin of 10.7% (as restated) recognized in the prior year's first quarter by 0.4 percentage points. Termite Art's gross margin of 12.3% in the current quarter improved slightly from the gross margin realized in the prior year's first quarter of 11.4%.

         In Animation, CineGroupe's gross margin of 11.0% was unfavourable compared to the gross margin of 26.3% (as restated) recognized in the prior year's first quarter by 15.3 percentage points. In the current quarter a provision for investment in films of $1.4 million was recorded against multi-media projects. This was partially offset by favorable gross margins realized on the current quarter's deliveries.

         Studio Facilities gross margin did not vary significantly quarter-over-quarter.

         CineGate revenues are at a 100% gross margin due to the nature of the services provided, and did not exist in the prior year.

         Other expenses of $28.0 million decreased $7.9 million or 22.0% compared to $35.9 million in the prior year's first quarter. Advertising and marketing costs of $11.9 million decreased $14.4 million or 54.8% compared to $26.3 million in the prior year's first quarter. Advertising and marketing costs expensed in the prior year's first quarter were greater than in the current quarter primarily due to the advertising expenditures on the more significant theatrical titles released in the prior year's first quarter. General and administration expenses of $1.1 million increased $4.3 million or 63.2% compared to $6.8 million in the prior year's first quarter. In Motion Pictures, general and administrative expenses of $6.7 million increased $3.2 million or 91.4% from $3.5 million in the prior year's first quarter primarily as a result of combining operations with Trimark and the growth in production and theatrical and video distribution divisions. General and administrative expenses in Corporate of $2.3 million increased $0.9 million or 64.3% from $1.4 million in the prior year's first quarter primarily due to head count increases as a result of the Trimark acquisition. Other businesses' general and administrative expenses did not vary significantly from the prior year's first quarter.

         Amortization in the current quarter of $1.7 million decreased $0.1 million or 5.6% from $1.8 million in the prior year's first quarter due to the cessation of goodwill amortization as a result of the early adoption of SFAS 142, partially offset by an increase in bank financing costs amortization of $0.3 million and a $0.1 million increase in each of capital asset amortization and write-off of development costs.

         Interest expense in the current quarter of $3.6 million increased $2.8 million or 350.0% compared to interest expense of $0.8 million in the prior year's first quarter. The quarter-over-quarter increase is primarily due to the financing of the Trimark acquisition, the assumption of Trimark's debt and the significant growth of the Company.

         The $1.4 million (June 30, 2000 - $0.7 million) non-cash equity interest in the loss of Mandalay Pictures is comprised of 100% of the operating losses of Mandalay Pictures for the three months ended June 30, 2001 of $0.9 million, plus amortization of previously capitalized pre-operating period costs of $0.5 million. The $0.6 million non-cash equity interest in the loss of CinemaNow comprises 63% of the non-cash operating losses of CinemaNow for the three months ended June 30, 2001.

         On July 13, 2001 Mandalay Pictures released its third feature film, The Score, starring Robert DeNiro, Edward Norton, Marlon Brando and Angela Bassett and directed by Frank Oz, filmed in Montreal. The Score has generated domestic box office to date in excess of US$65 million.

LIQUIDITY AND CAPITAL RESOURCES

         Earnings before interest, provision for income taxes, amortization, minority interest and equity interests in losses ("EBITDA") for the three months ended June 30, 2001 increased $18.5 million to $4.5 million from negative $14.0 million in the three months ended June 30, 2000.

         Cash flows from operating activities before working capital decreased $62.2 million to negative $69.0 million from negative $6.8 million in the three months ended June 30, 2000 primarily due to the increased investment in films and television programs in progress (increased to $117.6 million at June 30, 2001 from $87.9 million at March 31, 2001). It should be noted that under SoP 00-2 addition to film and television costs is now disclosed as an operating activity in the Consolidated Statements of Cash Flows. Cash flows from financing activities increased $42.9 million to $48.4 million from $5.5 million in the three months ended June 30, 2000 as a significant component of the production activity in the current quarter was financed through the US$200.0 million credit facility. Cash flows from investing activities were not significant in the current quarter or the prior year's first quarter.

         Working capital (defined as cash and equivalents, accounts receivable and investment in films and television programs less bank loans and accounts payable and accrued liabilities) as at June 30, 2001 of $160.4 million increased $20.9 million from $139.5 million at March 31, 2001. The increase in working capital from March 31, 2001 to June 30, 2001 is primarily the result of increased investment in films and television programs in progress (see above) and a $14.8 million reduction in accounts payable, which were partially financed by bank loans, and the collection of accounts receivable.

         Our liquidity and capital resources were provided during the three months ended June 30, 2001 principally through cash generated from operations and the US$200 million "borrowing base" revolving credit facility with J.P. Morgan. The credit facility is secured by our borrowing base, which includes accounts receivable, and "library" credits, which is projected over the next three quarters to allow for borrowing base excesses. At June 30, 2001 the borrowing base assets totaled US$140.2 million (Cdn$212.3 million) and we had drawn US$128.6 million (Cdn$194.7 million) of our US$200.0 million revolving operating credit facility.

         The nature of our business is such that significant initial expenditures are required to produce and acquire films and television programs, while revenues from these films and television programs are earned over an extended period of time after their completion and acquisition. As our operations grow, our financing requirements are expected to grow. We believe that cash flow from operations, cash on hand, credit lines available, single-purpose financing and tax shelter financing available will be adequate to meet known operational cash requirements for the future, including the funding of future film and television production, film rights acquisitions, and theatrical and video release schedules. We monitor our cash flow, interest coverage, liquidity, capital base and debt-to-total capital ratios with the long-term goal of maintaining our creditworthiness.

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

         At June 30, 2001, we had total net debt, consisting of bank loans, production and distribution loans, and long-term debt net of cash and equivalents, of $284.1 million (March 31, 2001 - $239.3 million). Our net debt to equity ratio at June 30, 2001 of 1.50:1 (1.14:1 excluding the effect of the one-time non-cash opening retained earnings adjustment relating to the adoption of SoP 00-2) compares to 1.21:1 (0.93:1 excluding the effect of the one-time non-cash opening retained earnings adjustment relating to the adoption of SoP 00-2) at March 31, 2001. The increase in the net debt to equity ratio is due primarily to the significant increase in feature film and television production.

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

         Our 5.25% convertible, non-voting redeemable Series A preferred shares are entitled to cumulative dividends, as and when declared by the Board of Directors, payable semi-annually on the last day of March and September of each year. We do not pay and do not intend to pay dividends on common shares, giving consideration to our business strategy and investment opportunities. We believe it to be in the best interest of shareholders to invest all available cash in the expansion of our business.

RISKS AND UNCERTAINTIES

         We capitalize costs of production to investment in films and television programs. These costs are amortized to direct operating expenses in accordance with SoP 00-2. Under SoP 00-2, costs incurred in connection with an individual film or television program, including production and financing costs, are capitalized to investment in film and television programs. These costs are stated at the lower of unamortized film or television program costs and fair value. These costs for an individual film or television program are amortized in the proportion that current period actual revenue realized relates to management's estimates of the total revenue expected to be received from such film or television program over a period not to exceed ten years from the date of delivery. As a result, if revenue estimates change with respect to a film or television program, we may be required to write down all or a portion of the unamortized costs of such film or television program. No assurance can be given that unfavorable changes to revenue estimates will not occur, resulting in significant write-downs affecting our results of operations and financial condition.

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

         Profitability depends on revenue and on the cost to acquire or produce a film or television program and the amount spent on the prints and advertising campaign used to promote it. Results of operations for any period are significantly dependent on the timing and number of films or television programs produced and released in that period. Our operating results may fluctuate materially from period to period, and the results for any one period are not necessarily indicative of results for future periods.

         Our five-year revolving operating credit facilities are either alternate base rate loans or Eurodollar loans as we may request. Significant increases in the base interest rates could have an unfavorable impact on us, and vice versa.

CURRENCY RISK MANAGEMENT

         Additionally, as part of our overall risk management program, we evaluate and manage our exposure to changes in interest rates and currency exchange risks on an ongoing basis. In the current quarter the two outstanding foreign currency contracts to hedge foreign currency risk on two productions were settled. These forward exchange contracts did not subject us to risk from exchange rate movements because gains and losses on the contracts offset losses and gains on the transactions being hedged. No collateral or other security was pledged as security to support these financial instruments. Other hedges and derivative financial instruments may be used in the future, within guidelines to be approved by the Board of Directors for counterparty exposure, limits and hedging practices, in order to manage our interest rate and currency exposure.

         Our principal currency exposure is between Canadian and U.S. dollars, although this exposure is significantly mitigated through the structuring of the US$200 million revolving credit facility as two separate facilities - a US$25 million Canadian dollar facility and a US$175 million U.S. dollar credit facility. Each facility is borrowed and repaid in the respective country of origin, in local currency.

         From time to time there will be currency exposure on distribution revenue from foreign, principally European countries. We do not intend to enter into financial derivative contracts, other than to hedge our financial risks.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

         The table below presents principal cash flows and related weighted average interest rates for our credit facilities and long-term debt obligations at June 30, 2001 by expected maturity date.


                                               Expected Maturity Date
                          --------------------------------------------------------------------
                            2001         2002         2003         2004       2005       2006
                          --------     -------       ------      -------      ----      ------
                                                  (Amounts in thousands)

CREDIT FACILITIES:
Variable (1)              $ 42,537
Variable (2)              $156,751
LONG-TERM DEBT:
Fixed (3)                 $ 37,471     $ 1,859       $1,156      $32,249      $143      $2,064
Fixed (4)                 $ 24,550                               $25,560
Variable (5)              $ 29,894     $28,153       $  741      $   482      $405      $  114


(1)  Variable interest rate equal to Canadian Prime plus 4.0%.

(2)  Variable interest rate equal to U.S. Prime plus 1.2%.  US$103.5 million.

(3)  Fixed interest rate equal to 6%.

(4)  Non interest-bearing.  US$16.2 million.

(5)  Variable interest rate equal to Canadian Prime plus 1.18%.

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

                                     PART II

ITEM 6.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.


(a)      Exhibits filed for Lions Gate through the filing of this Form 10-Q.


  Exhibit
  Number                      Description of Documents
---------   -----------------------------------------------------------------

  3.1*      Articles of Incorporation........................................
  3.2**     Amendment to Articles of Incorporation to Provide Terms of the
            Series A Preferred Shares dated as of December 20, 1999..........
  3.3***    Amendment to Articles of Incorporation to Provide Terms of the
            Series B Preferred Shares dated as of September 26, 2000.........
  3.4***    Amendment to Articles of Incorporation to change the size of the
            Board of Directors dated as of September 26, 2000................
  4.1*      Trust Indenture between the Company and CIBC Mellon Trust
            Company dated as of April 15, 1998...............................
  4.2**     Warrant Indenture between the Company and CIBC Mellon Trust
            Company dated as of December 30, 1999............................

-------------------------

* Incorporated by reference to the Company's Annual Report on Form 20-F for the fiscal year ended March 31, 1998 (File No. 000-27730).

** Incorporated by reference to the Company's Annual Report on Form 20-F for the fiscal year ended March 31, 2000 (File No. 000-27730).

*** Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2001 (File No. 1-14880).

(b)  Reports on Form 8-K

     None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          LIONS GATE ENTERTAINMENT CORP.


         DATE: September 5, 2001          By:        /s/Marni Wieshofer
                                              ----------------------------------
                                                       Marni Wieshofer
                                                   Chief Financial Officer

                                INDEX TO EXHIBITS

 Exhibit
 Number                         Description of Documents
--------   ---------------------------------------------------------------------
  3.1*     Articles of Incorporation............................................
  3.2**    Amendment to Articles of Incorporation to Provide Terms of the
           Series A Preferred Shares dated as of December 20, 1999..............
  3.3***   Amendment to Articles of Incorporation to Provide Terms of the
           Series B Preferred Shares dated as of September 26, 2000.............
  3.4***   Amendment to Articles of Incorporation to change the size of the
           Board of Directors dated as of September 26, 2000....................
  4.1*     Trust Indenture between the Company and CIBC Mellon Trust Company dated as of April 15, 1998...........................................
  4.2**    Warrant Indenture between the Company and CIBC Mellon Trust Company dated as of December 30, 1999........................................

-------------------------

* Incorporated by reference to the Company's Annual Report on Form 20-F for the fiscal year ended March 31, 1998 (File No. 000-27730).

** Incorporated by reference to the Company's Annual Report on Form 20-F for the fiscal year ended March 31, 2000 (File No. 000-27730).

*** Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2001 (File No. 1-14880).