Form 10-Q/A
period 2001-06-30
LIONS GATE ENTERTAINMENT CORP /CN/
filed 2001-11-14
CIK 929351

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              ____________________

                                    FORM 10-Q

                                AMENDMENT No. 1


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

                                EXPLANATORY NOTE

This amendment no. 1 to the Company's report on Form 10-Q for its fiscal quarter ended June 30, 2001, confirms that the Company's auditors have completed their SAS 71 review of the Company's interim financial statements. As originally filed on September 5, 2001, the Company's report on Form 10-Q for its fiscal quarter ended June 30, 2001 disclosed on page 7 in Note 2 to the Company's Unaudited Condensed Consolidated Financial Statements that Ernst & Young LLP had not completed their SAS 71 review. As the SAS 71 review has been completed, the applicable paragraph on page 7 has been removed. The auditors completion of their SAS 71 review did not result in any changes to the Company's financial statements.



                                      (i)

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


                                          LIONS GATE ENTERTAINMENT CORP.



         DATE: November 14, 2001          By:        /s/Marni Wieshofer
                                              ----------------------------------
                                                       Marni Wieshofer
                                                   Chief Financial Officer

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