Form 10-Q
period 2001-09-30
LIONS GATE ENTERTAINMENT CORP /CN/
filed 2001-11-14
CIK 929351

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES AND EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

                                       or

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES AND EXCHANGE ACT OF 1934

           For the transition period from           to

                           Commission File No. 1-14880

                              --------------------

                         LIONS GATE ENTERTAINMENT CORP.
             (Exact name of registrant as specified in its charter)

         BRITISH COLUMBIA, CANADA
      (State or other jurisdiction of                (I.R.S. Employer
      incorporation or organization)               Identification No.)

                              --------------------

                        SUITE 3123, THREE BENTALL CENTRE

                               595 BURRARD STREET

                       VANCOUVER, BRITISH COLUMBIA V7X 1J1

               (Address of principal executive offices, zip code)

       Registrant's telephone number, including area code: (604) 609-6100

                              --------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X     No
    ---       ---

         As of November 14, 2001, 43,121,156 shares of the registrant's no par value common stock were outstanding.


================================================================================

                                TABLE OF CONTENTS

ITEM                                                                       PAGE
----                                                                       ----
                                     PART I

1.  FINANCIAL STATEMENTS..................................................    4

2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
    RESULTS OF OPERATION..................................................   15

3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK............   24

                                     PART II

4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................   26

6.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K......   27

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

         This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that can be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate," "could," or "continue" or the negative thereof or other variations thereon or comparable terminology. These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause our actual results to be materially different from any future results expressed or implied by us in those statements. The most important factors that could prevent us from achieving our stated goals include, but are not limited to, the following:

         o lack of public acceptance of films or television programs resulting in significant write-downs affecting our results of operations and financial condition;

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

         o   interest rate changes; and

         o   fluctuating currency rates.

         Because these statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward looking statements. We caution you not to place undue reliance on the statements, which speak only as of the date of this report. See "Management's Discussion and Analysis of Financial Condition and Results of Operation - 'Risks and Uncertainties' and 'Currency Risk Management.'"

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



                                              Fiscal Year Ending March 31
                                     -------------------------------------------
                                      2001     2000     1999     1998     1997
                                      ----     ----     ----     ----     ----
Rate at end of period............... $1.5784  $1.4828  $1.5092  $1.4180  $1.3835

Average rate during period..........  1.5041   1.4790   1.5086   1.4060   1.3634

High rate...........................  1.5784   1.5140   1.5770   1.4637   1.3835

Low rate............................  1.4515   1.4470   1.4175   1.3705   1.3310


         On November 9, 2001, the noon buying rate in New York City for cable transfer in Canadian dollars as certified for customs purposes by the Federal Reserve Bank of New York was Canadian $1.6023 = US$1.00.

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS.

                         LIONS GATE ENTERTAINMENT CORP.
      UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
                    FOR THE THREE MONTHS AND SIX MONTHS ENDED
                    SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000
                 (all amounts in thousands of Canadian dollars)

                                                               For the three                        For the six
                                             FOR THE THREE      months ended      FOR THE SIX       months ended
                                              MONTHS ENDED     Sept. 30, 2000     MONTHS ENDED     Sept. 30, 2000
                                             SEPT. 30, 2001      (Restated)      SEPT. 30, 2001      (Restated)
-----------------------------------------------------------------------------------------------------------------
REVENUE
      Motion Pictures                         $   48,750         $  40,039         $  95,311        $  71,709
      Television                                  25,830            19,792            39,305           33,768
      Animation                                   15,759             4,850            22,409           12,356
      Studio Facilities                            1,627             1,434             3,273            2,942
      CineGate                                       343               678             1,560              678
-----------------------------------------------------------------------------------------------------------------
                                                  92,309            66,793           161,858          121,453
-----------------------------------------------------------------------------------------------------------------
DIRECT OPERATING EXPENSES
      Motion Pictures                             17,230            14,559            36,884           31,457
      Television                                  20,054            18,809            32,034           31,298
      Animation                                   11,785             3,294            17,702            8,830
      Studio Facilities                              690               632             1,401            1,271
      CineGate                                        --                --                --               --
-----------------------------------------------------------------------------------------------------------------
                                                  49,759            37,294            88,021           72,856
-----------------------------------------------------------------------------------------------------------------
GROSS PROFIT
      Motion Pictures                             31,520            25,480            58,427           40,252
      Television                                   5,776               983             7,271            2,470
      Animation                                    3,974             1,556             4,707            3,526
      Studio Facilities                              937               802             1,872            1,671
      CineGate                                       343               678             1,560              678
-----------------------------------------------------------------------------------------------------------------
                                                  42,550            29,499            73,837           48,597
-----------------------------------------------------------------------------------------------------------------
OTHER EXPENSES
   Distribution and marketing costs               25,415             8,726            41,052           35,009
   General and administration                     13,005             6,762            24,109           13,536
   Amortization                                    2,089             1,732             3,827            3,570
   Interest                                        3,118             1,216             6,704            2,021
   Loss on disposal                                  646                --               646               --
   Minority interest                                 923               159               649              330
-----------------------------------------------------------------------------------------------------------------
                                                  45,196            18,595            76,987           54,466
-----------------------------------------------------------------------------------------------------------------
Gain on investment in subsidiary                   3,375                --             3,375               --
-----------------------------------------------------------------------------------------------------------------

INCOME (LOSS) BEFORE INCOME TAXES AND
  EQUITY INTERESTS                                   729            10,904               225           (5,869)
Income taxes                                         204             3,959            (1,815)          (2,865)
-----------------------------------------------------------------------------------------------------------------

INCOME (LOSS) BEFORE EQUITY INTERESTS                525             6,945             2,040           (3,004)

Equity interest in Mandalay Pictures, LLC            195            (2,059)           (1,195)          (2,719)

Equity interest in CinemaNow, Inc.                  (500)               --            (1,142)              --
-----------------------------------------------------------------------------------------------------------------
Net income (loss)                                    220             4,886              (297)          (5,723)
Dividends on preferred shares                       (640)             (604)           (1,258)          (1,209)
Accretion on Series A preferred shares              (803)             (784)           (1,602)          (1,556)
Adjusted deficit, beginning of period            (81,834)          (95,002)          (79,900)         (83,016)
-----------------------------------------------------------------------------------------------------------------
DEFICIT, END OF PERIOD                        $  (83,057)        $ (91,504)        $ (83,057)       $ (91,504)
=================================================================================================================
BASIC AND DILUTED OPERATING INCOME (LOSS)
PER COMMON SHARE                              $     0.01         $   (0.16)        $   (0.01)       $   (0.18)
=================================================================================================================
BASIC AND DILUTED INCOME (LOSS) PER COMMON
SHARE                                         $    (0.03)        $    0.11         $   (0.07)       $   (0.27)
=================================================================================================================
BASIC AND DILUTED INCOME (LOSS) PER COMMON
SHARE EXCLUDING MANDALAY AND CINEMANOW        $    (0.02)        $    0.18         $   (0.02)       $   (0.18)
=================================================================================================================

See notes to condensed consolidated financial statements

                         LIONS GATE ENTERTAINMENT CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   AS AT SEPTEMBER 30, 2001 AND MARCH 31, 2001
                 (all amounts in thousands of Canadian dollars)

                                                             UNAUDITED                NOTE 2
                                                        -----------------------------------------
                                                        SEPTEMBER 30, 2001        March 31, 2001
ASSETS
Cash and equivalents                                       $   10,920                $   10,485
Accounts receivable                                           188,295                   183,787
Investment in films and television programs                   337,942                   228,349
Long term investments                                          74,904                    77,230
Capital assets                                                 44,938                    44,212
Goodwill, net of accumulated amortization                      36,471                    34,924
Other assets                                                   17,646                    15,233
Future income taxes                                                 9                        --
                                                        -----------------------------------------
                                                           $  711,125                $  594,220
                                                        =========================================

LIABILITIES
Bank loans                                                 $  228,579                $  159,765
Accounts payable and accrued liabilities                      128,552                   123,370
Production and distribution loans                              31,886                    24,045
Long-term debt                                                 65,595                    65,987
Deferred revenue                                               50,577                    22,283
Future income taxes                                                --                       757
Minority interest                                              12,257                     1,224
                                                        -----------------------------------------
                                                              517,446                   397,431

SHAREHOLDERS' EQUITY
Capital stock                                                 268,484                   266,523
Accumulated deficit                                           (83,057)                  (79,900)
Cumulative translation adjustments                              8,252                    10,166
                                                        -----------------------------------------
                                                              193,679                   196,789
                                                        -----------------------------------------
                                                           $  711,125                $  594,220
                                                        =========================================

See notes to condensed consolidated financial statements

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
       FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000
                 (all amounts in thousands of Canadian dollars)

                                                                                        For the six
                                                                      FOR THE SIX      months ended
                                                                     MONTHS ENDED     Sept. 30, 2000
                                                                    SEPT. 30, 2001      (Restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                              $    (297)        $  (5,723)
Adjustments to reconcile net loss to net cash used in
operating activities:
        Amortization of capital assets                                    1,730             1,426
        Amortization of goodwill                                             --             1,280
        Write-off of projects in development                                852               281
        Amortization of pre-operating costs                                 481               481
        Amortization of deferred financing costs                            764               102
        Amortization of films and television programs                    86,620            71,585
        Minority interest                                                   649               330
        Gain on dilution of investment in a subsidiary                   (3,375)               --
        Equity interest in CinemaNow, Inc.                                1,142                --
        Equity interest in Mandalay Pictures, LLC                         1,195             2,719
---------------------------------------------------------------------------------------------------
                                                                         89,761            72,481
CHANGES IN OPERATING ASSETS AND LIABILITIES, EXCLUDING
THE EFFECTS OF ACQUISITIONS:
        Accounts receivable                                              (7,557)          (13,782)
        Increase in investment in films and television programs        (198,197)          (67,737)
        Other assets                                                     (4,200)           (9,806)
        Future income taxes                                                (516)           (3,132)
        Accounts payable and accrued liabilities                         11,464            (3,095)
        Deferred revenue                                                 27,809            (3,279)
---------------------------------------------------------------------------------------------------
                                                                        (81,436)          (28,350)
---------------------------------------------------------------------------------------------------

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Issue of capital stock                                                       54                14
Dividends paid on Series A preferred shares                              (1,258)           (1,209)
Increase in bank loans                                                   67,176            20,600
Increase (decrease) in production and distribution loans                  7,822            (7,502)
Increase (decrease) in long-term debt                                      (434)            1,109
---------------------------------------------------------------------------------------------------
                                                                         73,360            13,012
---------------------------------------------------------------------------------------------------

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Issuance of capital stock in subsidiary                                  14,000                --
Purchase of capital assets                                               (2,554)           (1,271)
---------------------------------------------------------------------------------------------------
                                                                         11,446            (1,271)
---------------------------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH AND EQUIVALENTS                               3,370           (16,609)
FOREIGN EXCHANGE EFFECT ON CASH                                          (2,935)            1,342
CASH AND EQUIVALENTS - BEGINNING OF PERIOD                               10,485            19,283
---------------------------------------------------------------------------------------------------
CASH AND EQUIVALENTS - END OF PERIOD                                  $  10,920         $   4,016
===================================================================================================

See notes to condensed consolidated financial statements

                         LIONS GATE ENTERTAINMENT CORP.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       NATURE OF OPERATIONS

         Lions Gate Entertainment Corp. ("the Company" or "Lions Gate") is a fully integrated entertainment company engaged in the development, production and theatrical, video, television, and international distribution of feature films, television series, television movies and mini-series, non-fiction programming and animated programming, as well as the management of Canadian-based studio facilities and management services provided to Canadian limited partnerships. As an independent distribution company, the Company also acquires distribution rights from a wide variety of studios, production companies and independent producers.

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

         These unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in Canada ("Canadian GAAP") which conforms, in all material respects, with the accounting principles generally accepted in the United States ("U.S."), except as described in note 11, for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by Canadian or U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these condensed consolidated financial statements. Operating results for the quarter are not necessarily indicative of the results that may be expected for the year ending March 31, 2002. Certain reclassifications have been made in the fiscal 2001 financial statements to conform to the fiscal 2002 presentation (see note 12). For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for the year ended March 31, 2001.

         The balance sheet at March 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

3.       ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

         GOODWILL-

         On June 29, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") 142, "Goodwill and Other Intangible Assets". Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. Goodwill is required to be tested for impairment between the annual tests if an event occurs or circumstances change that more-likely-than-not reduce the fair value of a reporting unit below its carrying value. The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the amortization and impairment provisions of SFAS 142 are effective upon adoption of SFAS 142. The Company elected to adopt SFAS 142 on April 1, 2001. (See note 6)

         DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES-

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

4.       INVESTMENT IN FILMS AND TELEVISION PROGRAMS

                                                       SEPT. 30,     March 31,
                                                            2001          2001
THEATRICAL FILMS
Released, net of accumulated amortization             $   90,568     $  58,378
Acquired library, net of accumulated amortization         63,662        77,827
In progress                                               62,375        30,690
In development                                             1,963         4,972
-------------------------------------------------------------------------------
                                                         218,568       171,867
-------------------------------------------------------------------------------

NON-THEATRICAL FILMS AND DIRECT-TO-TELEVISION
Released, net of accumulated amortization                 29,001        24,343
In progress                                               85,016        27,221
In development                                             5,357         4,918
-------------------------------------------------------------------------------
                                                         119,374        56,482
-------------------------------------------------------------------------------
                                                       $ 337,942     $ 228,349
===============================================================================

         The company expects that 78% of released films and television programs net of amortization will be amortized over the three-year period ending September 30, 2004.

5.       LONG-TERM INVESTMENTS

         Long-term investments is comprised of the Company's investments in Mandalay Pictures, LLC and CinemaNow, Inc.

         The Company's investment in Mandalay Pictures is comprised of a 45% common stock interest, and a 100% interest in preferred stock with a stated value of US$50.0 million. The Company records 100% of the operating results of Mandalay Pictures as equity interest in Mandalay Pictures, LLC.

         Summarized financial information of Mandalay Pictures is as follows:

                                                 SEPT. 30, 2001   March 31, 2001
                                                 -------------------------------
ASSETS
     Cash and equivalents                          $  27,541        $  25,399
     Restricted cash                                  29,563           33,336
     Accounts receivable                              46,999           69,878
     Investment in films                             128,425          209,848
     Other assets                                          8              127
--------------------------------------------------------------------------------
                                                     232,536          338,588
--------------------------------------------------------------------------------
LIABILITIES
     Accounts payable and accrued liabilities         11,654           16,901
     Production and bank loans                        43,100          151,659
     Contractual obligations                          62,758           57,653
     Deferred revenue                                 67,864           65,032
--------------------------------------------------------------------------------
                                                     185,376          291,245
--------------------------------------------------------------------------------
NET ASSETS                                         $  47,160        $  47,343
================================================================================

                                                     Three months                     Six months
                                     THREE MONTHS   ended Sept. 30,    SIX MONTHS    ended Sept. 30,
                                    ENDED SEPT. 30,       2000      ENDED SEPT. 30,       2000
                                         2001         (Restated)          2001         (Restated)
                                   -----------------------------------------------------------------
Revenue                              $    87,241      $   13,979      $   87,245      $   32,863
Direct operating expenses                 85,469          13,953          85,473          32,008
----------------------------------------------------------------------------------------------------
Gross profit                               1,772              26           1,772             855
Indirect operating expenses               (1,313)         (2,150)         (2,465)         (3,328)
Interest income, net of interest
expense                                      212             543             479           1,460
----------------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE PROVISION OF
INCOME TAXES                         $       671      $   (1,581)     $     (214)    $     1,013
====================================================================================================

         Mandalay Pictures is a non-taxable entity. Accordingly, all tax effects attributable to the operations of Mandalay are included directly in the Company's tax provision.

6.       GOODWILL

         The net carrying value of goodwill recorded through acquisitions is $34.9 million as at March 31, 2001. Effective April 1, 2001, the Company adopted SFAS 142. This asset will be assessed for impairment at least annually or upon an adverse change in operations. Prior to the adoption of SFAS 142 the assets were amortized using the straight-line method over periods ranging from five to twenty years. The Company completed an impairment test required under SFAS 142 at September 30, 2001 and determined that the recognition of an impairment loss was not necessary. The following is the proforma effect had the six months and quarter ended September 30, 2000 been subject to SFAS 142:

                                    THREE MONTHS    Three months    SIX MONTHS     Six months
                                       ENDED           ended           ENDED          ended
                                  SEPT. 30, 2001  Sept. 30, 2000  SEPT. 30, 2001  Sept. 30, 2000
                                  --------------------------------------------------------------
 Reported net income/(loss)         $      220       $    4,886      $    (297)     $ (5,723)
 Amortization                               --              640             --         1,280
 -----------------------------------------------------------------------------------------------
 Adjusted (proforma)
     net income/(loss)              $      220            5,526      $    (297)     $ (4,443)
 ===============================================================================================

 Reported net income/(loss)
  per share                         $    (0.03)      $     0.11      $   (0.07)     $  (0.27)
 Amortization per share                   0.00            (0.02)          0.00         (0.04)
 -----------------------------------------------------------------------------------------------
 Adjusted net income/(loss)
 per share                          $    (0.03)      $     0.13      $   (0.07)     $  (0.23)
 ===============================================================================================

7.       BANK LOANS

         The Company has credit facilities available of US$200.0 million (Cdn$315.7 million) and Cdn$2.0 million as at September 30, 2001 (March 31, 2001 - US$200.0 million (Cdn$315.3 million) and Cdn$2.0 million)), expiring September 25, 2005 and July 31, 2002 respectively. The availability of funds under the US$200.0 million credit facility is limited by the borrowing base, which is calculated on a monthly basis. The borrowing base assets at September 30, 2001 totaled US$145.1 million (Cdn$229.1 million). As at September 30, 2001, US$143.7 million (Cdn$226.9 million) and $1.5 million was drawn on the facilities. The Company is required to pay a monthly commitment fee of 0.375% on the US$200.0 million less the amount drawn.

8.       GAIN ON DILUTION

         On July 10, 2001 a third party invested $14.0 million in the Company's animation partner to obtain a 35% interest. The gain on dilution of the Company's investment was $3.4 million (net of income taxes of $nil) and resulted in a decrease of $0.2 million in goodwill.

9.       INCOME PER SHARE

         Basic income per share is calculated after adjusting net income for dividends and accretion on the preferred shares and using the weighted average number of common shares outstanding during the three and six months ended September 30, 2001 of 42,463,000 shares and 42,427,000 shares, respectively, (September 30, 2000 - 31,423,000 shares and 31,420,000 shares, respectively). The exercise of common share equivalents including employee stock options, share purchase warrants, convertible promissory notes and Series A preferred shares could potentially dilute earnings per share in the future, but were not reflected in fully diluted income per share because to do so would be anti-dilutive.

10.      SUPPLEMENTARY CASH FLOW STATEMENT INFORMATION

         Interest paid during the three and six months ended September 30, 2001 amounted to $5.0 million and $7.9 million, respectively, (September 30, 2000 - $1.9 million and $3.4 million, respectively).

         Income taxes paid during the three and six months ended September 30, 2001 amounted to $0.1 million and $0.8 million, respectively, (September 30, 2000 - $0.7 million and $1.1 million, respectively).

11.      RECONCILIATION TO UNITED STATES GAAP

         The condensed consolidated financial statements of the Company have been prepared in accordance with Canadian GAAP. The material differences between the accounting policies used by the Company under Canadian GAAP and U.S. GAAP are disclosed below in accordance with the rules and regulations of the Securities and Exchange Commission.

         Under U.S. GAAP, the net income (loss) and income (loss) per share figures for the three and six months ended September 30, 2001 and 2000 and the shareholders' equity as at September 30, 2001 and March 31, 2001 was:


                                                        NET INCOME (LOSS)                   SHAREHOLDERS' EQUITY
-------------------------------------------------------------------------------------------------------------------
                                           THREE       Three          SIX         Six
                                          MONTHS      months        MONTHS      months
                                           ENDED       ended         ENDED       ended
                                         SEPT. 30,   Sept. 30,     SEPT. 30,   Sept. 30,   SEPT. 30,     March 31,
                                           2001        2000          2001        2000        2001          2001

AS REPORTED UNDER CANADIAN GAAP         $    220     $  4,886   $   (297)    $  (5,723)   $ 193,679    $  196,789
Equity interest in income (loss) of
     Mandalay Pictures (a)                   287          287        574           574       (3,995)       (4,569)
Adjustment for capitalized
     pre-operating costs (b)                 145          145        290           290       (2,965)       (3,255)
Restructuring costs (c)                       --           --         --            --       (1,733)       (1,733)
Accounting for income taxes (d)               --           --         --            --        2,754         2,754
Reclassification of Series A
     preferred Shares outside
     shareholders' equity (e)                 --           --         --            --      (39,707)      (38,986)
-------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS) BEFORE ACCOUNTING
     CHANGE/ SHAREHOLDERS' EQUITY
     UNDER U.S. GAAP                         652        5,318        567        (4,859)     148,033       151,000
-------------------------------------------------------------------------------------------------------------------
Cumulative effect of accounting
     changes, net of income taxes (f)         --           --         --       (58,942)          --            --
-------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)/ SHAREHOLDERS'
     EQUITY UNDER U.S. GAAP                  652        5,318        567       (63,801)     148,033       151,000
Adjustment to cumulative translation
     adjustments account (g)               4,455        1,518     (1,914)        2,007           --            --
Other comprehensive loss (g)                (195)          --       (385)           --         (385)           --
-------------------------------------------------------------------------------------------------------------------
COMPREHENSIVE INCOME (LOSS)
     ATTRIBUTABLE TO COMMON
     SHAREHOLDERS UNDER U.S. GAAP       $  4,912      $ 6,836   $ (1,732)    $ (61,794)   $ 147,648    $  151,000
===================================================================================================================
BASIC AND DILUTED INCOME (LOSS) PER
     COMMON SHARE UNDER U.S. GAAP
     BEFORE ACCOUNTING CHANGES          $  (0.01)     $  0.14   $  (0.04)    $   (0.22)
=======================================================================================
BASIC AND DILUTED INCOME (LOSS) PER
     COMMON SHARE UNDER U.S. GAAP       $  (0.01)     $  0.14   $  (0.04)    $   (2.10)
=======================================================================================

     Reconciliation of movement in Shareholders' Equity under U.S. GAAP:

                                                SEPT. 30, 2001    March 31, 2001
                                                --------------------------------
BALANCE AT BEGINNING OF THE PERIOD                  $ 151,000       $ 158,974
Increase in capital stock                                 587          37,573
Dividends paid on preferred shares                     (1,258)         (2,497)
Accretion on preferred shares (f)                        (949)         (1,555)
Net income (loss) under U.S. GAAP                         567         (50,217)
Adjustment to cumulative translation
     adjustments account Comprehensive loss              (385)             --
Other comprehensive loss                               (1,914)          8,722
--------------------------------------------------------------------------------
BALANCE AT END OF THE PERIOD                       $  147,648       $ 151,000
================================================================================


         (a)      EQUITY INTEREST IN LOSS OF MANDALAY PICTURES, LLC

         The Company accounts for Mandalay Pictures using the equity method. Under Canadian GAAP, pre-operating costs incurred by Mandalay Pictures were deferred and are being amortized to income. Under U.S. GAAP, all start-up costs are required to be expensed as incurred. The amounts are presented net of income taxes for the three and six months ended September 30, 2001 of $0.3 million and $0.6 million, respectively, (September 30, 2000 - $0.3 million and $0.6 million, respectively).

         (b)      ACCOUNTING FOR CAPITALIZED PRE-OPERATING PERIOD COSTS

         In the year ended March 31, 1999, under Canadian GAAP, the Company deferred certain pre-operating costs related to the launch of the television one-hour series business amounting to $4.8 million. This amount is being amortized over five years commencing in the year ended March 31, 2000. Under U.S. GAAP, all start-up costs are expensed as incurred. The amounts are presented net of income taxes for the three and six months ended September 30, 2001 of $0.1 million and $0.6 million, respectively (September 30, 2000 - $0.1 million and $0.3 million, respectively).

         (c)      ACCOUNTING FOR BUSINESS COMBINATIONS

         Under Canadian GAAP, costs related to activities or employees of an acquiring company are not considered in the purchase price allocation. The Company included $2.1 million of such costs in the purchase equation for Trimark. Under U.S. GAAP, costs related to the acquiring Company are expensed as incurred. The amount is presented net of income taxes of $0.4 million.

         (d)      ACCOUNTING FOR INCOME TAXES

         Under Canadian GAAP, for the year ended March 31, 2001, the Company used the asset and liability method to recognize future income taxes which is consistent with the U.S. GAAP method required under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", ("SFAS 109") except that Canadian GAAP requires use of the substantively enacted tax rates and legislation, whereas U.S. GAAP only permits use of enacted tax rates and legislation. For the years ended March 31, 2000 and March 31, 1999, the Company used the deferral method for accounting for deferred income taxes, which differs from the requirements of SFAS 109. The use of substantively enacted tax rates under Canadian GAAP to measure future income tax assets and liabilities resulted in an increase in Canadian net future income tax assets (before valuation allowances) by $2.3 million, with a corresponding increase in valuation allowances by $1.7 million.

         SFAS 109 requires deferred tax assets and liabilities be recognized for temporary differences, other than non-deductible goodwill, arising in a business combination. As a result of the acquisition of Lions Gate Studios in the year ended March 31, 2000, under U.S. GAAP, goodwill was increased to reflect the additional deferred tax liability resulting from temporary differences arising on the acquisition. Under Canadian GAAP, the company did not restate income taxes for years prior to March 31, 2001, accordingly, there is a difference in the carrying amount of goodwill of $2.8 million as at March 31, 2000, (March 31, 1999 - $2.9 million) and amortization expense relating to goodwill was $0.1 million higher under U.S. GAAP.

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

         (f)      ACCOUNTING CHANGES

         In the year ended March 31, 2001, the Company elected early adoption of Statement of Position 00-2 "Accounting by Producers or Distributors of Films" ("SoP 00-2"). Under Canadian GAAP, the one-time after-tax adjustment for the initial adoption of SoP 00-2 was made to opening retained earnings. Under SoP 00-2, the cumulative effect of changes in accounting principles caused by adopting the provisions of SoP 00-2 should be included in the determination of net earnings for GAAP purposes. The cumulative effect adjustment comprised $40.1 million net of income taxes of $15.5 million for the Company and its subsidiaries as well as $3.3 million, net of income taxes of $2.2 million for the Company's equity investee Mandalay Pictures.

         (g)      COMPREHENSIVE LOSS

         Comprehensive loss consists of net income (loss) and other gains and losses affecting shareholders' equity that, under U.S. GAAP are excluded from net income. Adjustment to cumulative translation adjustments comprises foreign currency translation gains and losses.

         Other comprehensive loss comprises unrealized losses on investments available for sale based on the market price of the shares at September 30, 2001 net of income taxes of $0.4 million.

         (h)      ACCOUNTING FOR TAX CREDITS

         Under Canadian GAAP, tax credits earned are included in revenue. Accounting Principles Board Opinion No. 4, "Accounting for the Investment Credit" requires tax credits to be presented as reduction of income tax expense. The corresponding impact would be a reduction of revenue and credit to income tax expense of $7.7 million (September 30, 2000 - $9.0 million).

12.      COMPARATIVE FIGURES

         The unaudited condensed Consolidated Financial Statements as at and for the three months and six months ended September 30, 2000 have been restated to take into account the interim effect of the adoption of SoP 00-2 and the reclassification of the Company's U.S. operations as self-sustaining both as of April 1, 2000.

13.      SUBSEQUENT EVENT

         On October 22, 2001 648 Series A preferred shares were converted into 648,000 common shares of the Company at US$2,550 per preferred share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

         We develop, produce and distribute a targeted range of film and television content in North America and around the world. To reflect our core businesses, this discussion focuses on Motion Pictures - which includes production of feature films and theatrical, video, television and international distribution, Television - which includes one-hour drama series, television movies, non-fiction programming (primarily through Termite Art Productions), Animation - which includes animation production at Corporation CineGroupe, Studio Facilities - which includes Lions Gate Studios and leased facilities at Eagle Creek Studios, and CineGate - which provides management services to Canadian limited partnerships.

         The following discussion and analysis for the three and six months ended September 30, 2001 and 2000 should be read in conjunction with the unaudited condensed Consolidated Financial Statements included in this report. The unaudited condensed Consolidated Financial Statements have been prepared in accordance with Canadian Generally Accepted Accounting Principles ("GAAP"). The material differences between the accounting policies used by Lions Gate under Canadian GAAP and United States ("U.S.") GAAP are disclosed in note 11 to the unaudited condensed Consolidated Financial Statements.

         The functional currency of our business, defined as the economic environment in which we primarily generate and expend cash, is the Canadian dollar and the U.S. dollar for the Canadian and U.S.-based businesses respectively. In accordance with GAAP in both Canada and the U.S., the financial statements of U.S.-based subsidiaries are translated for consolidation purposes using current exchange rates, with translation adjustments accumulated in a separate component of shareholders' equity.

         On June 29, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") 142, "Goodwill and Other Intangible Assets". Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. Goodwill is required to be tested for impairment between the annual tests if an event occurs or circumstances change that more-likely-than-not reduce the fair value of a reporting unit below its carrying value. We adopted SFAS 142 as of April 1, 2001. In accordance with the adoption provisions of SFAS 142, within six months of adoption, goodwill is required to be tested for impairment as of the beginning of the year. It was determined that the fair value of each of the reporting units was in excess of its carrying value including goodwill and, therefore, no further work was required and an impairment loss was not required. Note 6 to the unaudited condensed Consolidated Financial Statements includes additional information relating to the net carrying value of goodwill and the proforma effect of the adoption of SFAS 142 on the prior year's unaudited condensed Consolidated Statement of Operations for the six months ended September 30, 2001.

         On July 1, 2001, we adopted SFAS 133 "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 requires that all derivative instruments be reported on the balance sheet at fair value and establishes criteria for the designation and effectiveness of hedging relationships. The cumulative effect of adopting SFAS 133 was not material to the financial statements.

         It should be noted that the unaudited condensed Consolidated Financial Statements as at and for the three and six months ended September 30, 2000 have been restated to take into account the adoption of SoP 00-2 and the reclassification of our U.S. operations as self-sustaining, both as of April 1, 2000. The impact on fiscal 2001 of the adoption of SoP 00-2 and the reclassification of the U.S. operations was recorded in the fourth quarter of fiscal 2001, and has been apportioned to each of the four quarters in fiscal 2001 for comparative purposes. In addition, distribution and marketing costs, which were previously disclosed as a component of direct operating expenses, are now separately disclosed as a component of other expenses under SoP 00-2. The following is a comparison of the line items in the unaudited condensed Consolidated Statements of Operations that have been restated:



                                                             AS REPORTED                        AS RESTATED
                                                     3 Months        6 Months         3 Months           6 Months
(ALL AMOUNTS IN THOUSANDS OF CANADIAN DOLLARS,         ended          ended            ended              ended
EXCEPT PER SHARE AMOUNTS)                        Sept. 30, 2000   Sept. 30, 2000   Sept. 30, 2000     Sept. 30, 2000


Revenues                                           $   66,529       $  120,926       $   66,793        $  121,453
Direct operating expenses                              54,826           98,697           37,294            72,856
                                                  ------------------------------------------------------------------
Gross profit                                       $   11,703       $   22,229       $   29,499        $   48,597
                                                  ==================================================================

Distribution and marketing costs                   $       --       $       --       $    8,726        $   35,009
                                                  ==================================================================
General and administration expenses                $    6,397       $   12,197       $    6,762        $   13,536
                                                  ==================================================================

Gain on dilution of investment in a subsidiary     $      709       $      709       $       --        $       --
                                                  ==================================================================

Income taxes                                       $      331       $      591       $    3,959        $   (2,865)
                                                  ==================================================================
Income (loss) before equity interests              $    2,578       $    4,230       $    6,945        $   (3,004)
                                                  ==================================================================
Net income (loss) for the period                   $      519       $    1,511       $    4,886        $   (5,723)
                                                  ==================================================================
BASIC AND DILUTED OPERATING INCOME (LOSS) PER
SHARE                                              $     0.02       $     0.05       $     0.16        $    (0.18)
                                                  ==================================================================

BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE   $    (0.03)      $    (0.04)      $     0.11        $    (0.27)
                                                  ==================================================================
BASIC AND DILUTED INCOME (LOSS) PER COMMON
SHARE EXCLUDING MANDALAY PICTURES                  $     0.04       $     0.05       $     0.18        $    (0.18)
                                                  ==================================================================

OVERVIEW

         Net income for the three months ended September 30, 2001 was $0.2 million, representing a loss of $0.03 per share (after giving effect to the Series A preferred share dividends and accretion on the Series A preferred shares) on 42.4 million weighted average common shares outstanding compared to net income of $4.9 million (as restated) or $0.11 per share (as restated) (after giving effect to the Series A preferred share dividends and accretion on the Series A preferred shares) on 31.4 million weighted average common shares outstanding for the three months ended September 30, 2000.

         Net loss for the six months ended September 30, 2001 was $0.3 million, representing a loss of $0.07 per share (after giving effect to the Series A preferred share dividends and accretion on the Series A preferred shares) on
42.4 million weighted average common shares outstanding compared to net loss of $5.7 million (as restated) or a loss of $0.27 per share (as restated) (after giving effect to the Series A preferred share dividends and accretion on the Series A preferred shares) on 31.4 million weighted average common shares outstanding for the six months ended September 30, 2000.

         Excluding the non-cash equity interests in Mandalay Pictures and CinemaNow, income for the three months ended September 30, 2001 was $0.5 million, a decrease of $6.4 million compared to income of $6.9 million (as restated) in the same period in the prior year. These results are equivalent to a loss per share of $0.02 for the three months ended September 30, 2001 and income per share of $0.18 (as restated) for the three months ended September 30, 2000 (each after giving effect to the Series A preferred share dividends and accretion on the Series A preferred shares). It should be noted that in the current quarter Mandalay Pictures reported its first profitable quarter since inception.

         Excluding the non-cash equity interests in Mandalay Pictures and CinemaNow, income for the six months ended September 30, 2001 was $2.0 million, an increase of $5.0 million compared to a loss of $3.0 million (as restated) in the same period in the prior year. These results are equivalent to a loss per share of $0.02 for the six months ended September 30, 2001 and a loss per share of $0.18 (as restated) for the six months ended September 30, 2000 (each after giving effect to the Series A preferred share dividends and accretion on the Series A preferred shares).

         EBITDA (defined as earnings before interest, provision for income taxes, amortization, minority interest and equity interests in losses) of $4.1 million for the three months ended September 30, 2001 decreased $9.9 million compared to $14.0 million (as restated) for the three months ended September 30, 2000. EBITDA for the six months ended September 30, 2001 of $8.7 million increased $8.6 million compared to $0.1 million (as restated) for the six months ended September 30, 2000. Revenues, gross profit and gross margin for the three months and six months ended September 30, 2001 increased significantly from the corresponding periods in the prior year. EBITDA in the current year was adversely impacted by increased distribution and marketing costs in both the theatrical and video divisions of the Motion Pictures business. Distribution and marketing costs of $25.4 million and $41.1 million for the three and six months ended September 30, 2001, respectively, increased significantly from $8.7 million and $35.0 million in the respective corresponding periods in the prior year. EBITDA should be considered in addition to, but not as a substitute for, net income and other measures of financial performance reported in accordance with generally accepted accounting principles.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

         Revenue for the three months ended September 30, 2001 of $92.3 million increased $25.5 million or 38.2% compared to $66.8 million (as restated) in the same period in the prior year. Revenue increased in all businesses quarter-over-quarter with the exception of CineGate where revenue decreased by $0.4 million to $0.3 million.

         Motion Pictures revenue of $48.8 million increased $8.8 million or 22.0% from $40.0 million (as restated). The majority of the increase is due to an $8.0 million increase in theatrical revenue. Significant theatrical releases in the current quarter included O with revenue of $8.0 million and Songcatcher with revenue of $1.3 million. Foreign revenue of $7.0 million increased by $3.3 million. Television revenue from motion pictures of $3.3 million was virtually unchanged. Video revenue of $26.1 million decreased $1.9 million. It should be noted that American Psycho, which was released on video in the prior period, accounted for revenue of $10.1 million. Significant current quarter video releases included South of Heaven West of Hell, Amores Perros, Faust and Turbulence 3.

         Television production revenue of $25.8 million increased $6.0 million or 30.3% from $19.8 million. Current quarter deliveries included nine one-hour episodes of "Mysterious Ways" to Pax TV and NBC in the U.S., CTV in Canada and Sony worldwide, the television movie "Pilot's Wife" to CBS and the Avalanche project "Cabin Pressure" to several international territories. In the prior period 11 one-hour episodes of "Mysterious Ways" were delivered. Termite Art contributed revenue of $3.3 million compared to $3.0 million in the prior period. In the current quarter Termite Art delivered 13 hours of programming, compared to 11 hours delivered in the prior period and producer fees earned in the prior period on four hours of "Ripley's Believe It Or Not". Current quarter deliveries included: 4.5 hours of each of "Amazing Animal Videos" to Animal Planet and "Incredible Vacation Videos" to Travel Channel and two hours of "Journal of the Unknown" to The Learning Channel.

         In Animation, CineGroupe's revenue of $15.8 million increased $10.9 million or 222.4% compared to $4.9 million in the prior period. In the current quarter a total of 35.5 half-hours were delivered, including 21.5 half-hours of "Sagwa" to PBS and TVO; 8 half-hours of "What's With Andy" to Fox Family and Teletoon and six half-hours of Kids From Room 402 to Fox Family and TQS. In the prior period, 17 half-hours were delivered, including 13 half-hours of "Wunchpunch" and four half-hours of "Kids From Room 402".

         Studio Facilities revenue of $1.6 million increased $0.2 million or 14.3% from $1.4 million in the prior period due to the inclusion of revenue earned at Eagle Creek Studios of $0.1 million and favorable stage and office occupancy levels. In the current quarter, stage and office occupancy levels averaged 99% and 96% respectively, compared to 99% and 87% respectively in the prior period.

         CineGate earned revenue of $0.3 million on approximately $63 million of production financing arranged in the current quarter through the CineGate joint venture.

         Gross profit for the three months ended September 30, 2001 was $42.6 million representing a 46.1% gross margin compared to gross profit of $29.5 million (as restated) representing a gross margin of 44.2% (as restated) in the prior period.

         The gross margin in Motion Pictures of 64.7% in the current quarter was slightly favorable compared to the gross margin of 63.6% (as restated) in the prior period. The current quarter's video gross margin was positively impacted by the inclusion of Trimark's video library. Trimark was acquired in

October 2000. This gross margin improvement was partially offset by reduced margins recorded on the theatrical distribution of O.

         The gross margin in Television of 22.4% in the current quarter was favorable compared to the gross margin of 5.0% (as restated) recognized in the prior period. The gross margin realized on deliveries of episodes of the second season of "Mysterious Ways" and the television movie "Pilot's Wife" in the current quarter compare favorably to the gross margins realized in the prior period on deliveries of season one episodes of "Mysterious Ways" and "Higher Ground". Slightly offsetting these favorable variances, Termite Art's gross margin of 17.3% in the current quarter declined from the 20.5% gross margin in the prior period due primarily to the producer fees recognized in the prior period on "Ripley's Believe It Or Not". Without these fees, the prior period's gross margin would have been 18.5%.

         In Animation, CineGroupe's gross margin of 25.2% decreased compared to the gross margin of 32.1% (as restated) in the prior period due to the mix of productions delivered in each quarter. In addition, other revenue of $2.1 million was recognized in the current quarter, the majority of which related to sales of multi-media products, which did not have favorable gross margins compared to the prior period where other revenue of $1.2 million was recognized, the majority of which was sales of library products, with favorable gross margins.

         Studio Facilities gross margin did not vary significantly quarter-over-quarter.

         CineGate revenues are at a 100% gross margin due to the nature of the services provided.

         Distribution and marketing costs (or "P&A") of $25.4 million increased $16.7 million or 192.0% compared to $8.7 million in the prior period. Distribution and marketing costs were greater than the prior period primarily due to the advertising expenditures on the more significant theatrical titles released in the current quarter. Theatrical P&A in the current quarter of $12.1 million compares to $4.2 million in the prior period. Theatrical releases in the current quarter included: O and Songcatcher compared to the prior period's releases But I'm a Cheerleader, Jesus' Son and Eyes of Tammy Faye. Video P&A in the current quarter of $12.0 million compares to $6.6 million in the prior period due to the mix of the titles released in the current period and the prior period. It should be noted that revenues earned on videos released through our Universal output deal, which included the American Psycho video release in the prior period, are recorded net of distribution and marketing expenses.

         General and administration expenses of $13.0 million increased $6.2 million or 91.2% compared to $6.8 million in the prior period. General and administrative expenses increased primarily as a result of increased headcount stemming from the Trimark acquisition and the growth in production and theatrical and video distribution divisions, increased head count and the creation of an international sales department in Animation.

         Amortization in the current quarter of $2.1 million increased $0.4 million or 23.5% from $1.7 million in the prior period due to a $0.5 million increase in write-off of development costs and an increase of $0.2 million in capital assets amortization, partially offset by a decrease in goodwill amortization of $0.6 million as a result of the adoption of SFAS 142.

         Interest expense in the current quarter of $3.1 million increased $1.9 million or 158.3% compared to interest expense of $1.2 million in the prior period. The increase was primarily due to the financing of the Trimark acquisition, the assumption of Trimark's debt and the significant growth of the Company.

         In the current quarter a $0.6 million loss on disposal was recorded related to the demolition of the existing structure to provide room to build a new 20,500 square foot sound stage at Lions Gate Studios.

         The gain on investment in subsidiary of $3.4 million consists of the dilution gain to the Company on $14.0 million of equity financing received from a third party in exchange for shares issued in Corporation CineGroupe.

         Mandalay Pictures reported its first profitable quarter since inception with net income of $0.2 million in the current quarter (net of amortization of previously capitalized pre-operating costs of $0.5 million) compared to a loss of $2.1 million in the prior period (net of amortization of previously capitalized pre-operating costs of $0.5 million).

         The $0.5 million non-cash equity interest in the loss of CinemaNow comprises 63% of the non-cash operating losses of CinemaNow for the three months ended September 30, 2001. CinemaNow has decreased its operating losses compared to the first quarter in the current year by over 22%.

         The income tax expense of $0.2 million consists of tax provisions against taxable income recorded in certain entities, partially offset by a recovery for income taxes to record the realization of future benefit of income tax loss carryforward recorded in other entities.

SIX MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO SIX MONTHS ENDED SEPTEMBER 30, 2000

         Revenue for the six months ended September 30, 2001 of $161.9 million increased $40.4 million or 33.3% compared to $121.5 million (as restated) in the same period in the prior year. We achieved significant revenue growth in all businesses - $23.6 million or 32.9% in Motion Pictures, $5.5 million or 16.3% in Television, $10.0 million or 80.6% in Animation, $0.4 million or 13.8% in Studios and $0.9 million or 128.6% in CineGate.

         Motion Pictures revenue of $95.3 million increased $23.6 million or 32.9% from $71.7 million (as restated) in the six months ended September 30, 2000. The increase is due primarily to the contribution from Trimark. Video revenue for the first six months of fiscal 2002 increased $16.8 million compared to the prior period. Theatrical revenue increased $2.5 million. The most significant theatrical releases year-to-date in the current year are O and Songcatcher with revenue of $8.0 million and $1.3 million, respectively, compared to American Psycho, the most significant release in the prior period with revenue of $8.1 million. Motion Pictures revenues in other media did not vary significantly.

         Television revenue of $39.3 million increased $5.5 million or 16.3% from $33.8 million in first six months of fiscal 2000. Deliveries in the current period included 11 one-hour episodes of "Mysterious Ways," one hour of the two one-hour pilots "Dead Zone", the television movie "Pilot's Wife" and the Avalanche project "Cabin Pressure". In the prior period seven one-hour episodes of "Higher Ground" and 11 one-hour episodes of "Mysterious Ways" were delivered. In addition, producer fees of $1.9 million were recognized in the prior period. Termite Art contributed revenue of $10.0 million compared to $5.5 million in the prior period. In the current period Termite Art delivered 39.5 hours of programming, compared to 19 hours delivered in the prior period. Trimark television contributed revenue of $2.2 million in the current period.

         In Animation, CineGroupe's revenue of $22.4 million increased $10.0 million or 44.6% from $12.4 million in the six months ended September 30, 2000. In the current period a total of 63.5 half-hours were delivered compared to 23 half-hours in the prior period.

         Studio Facilities revenue of $3.3 million increased $0.4 million or 13.8% from $2.9 million in the six months ended September 30, 2000 due to the inclusion of revenue from Eagle Creek Studios, and improved stage and office occupancy levels.

         CineGate earned revenue of $1.6 million on approximately $268 million of production financing arranged in the current period through the CineGate joint venture. CineGate commenced operations in the second quarter of the prior year.

         Gross profit for the six months ended September 30, 2001 was $73.8 million with a 45.6% gross margin compared to gross profit of $48.6 million (as restated) representing a gross margin of 40.0% (as restated) for the six months ended September 30, 2000.

         The gross margin in Motion Pictures of 61.3% in the six months ended September 30, 2001 was favorable compared to the gross margin of 56.1% (as restated) reported in the six months ended September 30, 2000. The current period's video gross margin was positively impacted by the inclusion of Trimark's video library.

         The gross margin in Television of 18.5% in the six months ended September 30, 2001 was favorable compared to the gross margin of 7.3% (as restated) recognized in the prior period due to more favorable gross margins realized on deliveries in the current period. The increased gross margin in Lions Gate Television was slightly offset by an unfavorable variance in Termite Art's gross margin, which decreased to 13.9% in the current period compared to the gross margin realized in the prior period of 21.4%. In the prior period producer fees of $0.2 million on "Ripley's Believe It Or Not" increased the gross margin.

         In Animation, the gross margin of 21.0% was unfavorable compared to the gross margin of 28.5% (as restated) recognized in the six months ended September 30, 2000 due to the mix of programming delivered in each period, a provision for investment in films of $1.4 million recorded against multi-media projects in the current period and unfavorable gross margins realized on sales of multi-media projects in the current period.

         Studio Facilities gross margin did not vary significantly compared to the prior period.

         CineGate revenues are at a 100% gross margin due to the nature of the services provided.

         Distribution and marketing costs of $41.1 million increased $6.1 million or 17.4% compared to $35.0 million in the prior period due to the advertising expenditures on the more significant theatrical titles released in the current period and a substantial increase in marketing and distribution costs associated with video business attributable the acquisition of Trimark.

         General and administration expenses of $24.1 million increased $10.6 million or 78.5% compared to $13.5 million in the prior period due to the Trimark operations included in the current period's results and not in the comparative period's results, the growth in production and theatrical and video distribution divisions and increased head count and the creation of an international sales department in Animation.

         Amortization in the six months ended September 30, 2001 of $3.8 million increased $0.2 million or 5.6% from $3.6 million in the six months ended September 30, 2000 due to a $0.6 million increase in write-off of development costs and a $0.2 million increase in capital asset amortization partially offset by the cessation of goodwill amortization as a result of the adoption of SFAS 142.

         Interest expense in the six months ended September 30, 2001 of $6.7 million increased $4.7 million or 235.0% compared to interest expense of $2.0 million in the prior period due to the financing of the Trimark acquisition, the assumption of Trimark's debt and the significant growth of the Company.

         The gain on dilution of investment in subsidiary of $3.4 million consists of the dilution gain to the Company on $14.0 million of equity financing received on July 10, 2001 from a third party in exchange for shares issued in Corporation CineGroupe.

         The $1.2 million negative non-cash equity interest in Mandalay Pictures is comprised of 100% of the operating results of Mandalay Pictures for the six months ended September 30, 2001 of $0.2 million, plus amortization of previously capitalized pre-operating period costs of $1.0 million.

         The $1.1 million non-cash equity interest in the loss of CinemaNow comprises 63% of the non-cash operating losses of CinemaNow for the six months ended September 30, 2001.

         The income tax recovery of $1.8 million consists of a recovery for income taxes to record the benefit of income tax loss carryforward recorded in certain entities, partially offset by tax provisions against taxable income recorded in other entities.

LIQUIDITY AND CAPITAL RESOURCES

         Cash flows used in operating activities increased $53.0 million to negative $81.4 million from cash flow used in operating activities of $28.4 million (as restated) in the six months ended September 30, 2000 primarily due to the increased investment in films and television programs in progress (increased to $147.4 million at September 30, 2001 from $57.9 million at March 31, 2001). It should be noted that under SoP 00-2 addition to film and television costs is now disclosed as an operating activity in the Consolidated Statements of Cash Flows. Cash flows provided by financing activities increased $60.4 million to $73.4 million from $13.0 million (as restated) in the six months ended September 30, 2000 as a significant component of the production activity in the current quarter was financed through the US$200.0 million JP Morgan credit facility. Cash flows provided by investing activities of $11.4 million in the six months ended September 30, 2001 consisted of $14.0 million of equity financing from a third party for shares in Corporation CineGroupe, partially offset by capital asset additions. The cash flows used in investing activities in the six months ended September 30, 2000 were not significant.

         Our liquidity and capital resources were provided during the six months ended September 30, 2001 principally through cash generated from operations and the US$200 million "borrowing base" revolving credit facility with JP Morgan. At September 30, 2001 availability against the borrowing base totaled US$145.1 million (Cdn$229.1 million) and we had drawn US$143.7 million (Cdn$226.9 million). In addition, at September 30, 2001, we had cash of approximately $10 million. We are currently in the process of finalizing our annual library valuation and we expect that the revised library valuation will provide us with sufficient additional borrowing capacity to allow us to continue to grow our Company over the next twelve months.

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

         A new 20,500 square foot sound stage at Lions Gate Studios is currently under construction, expected to cost approximately $2.4 million. The financing of the construction has been provided by cash from operations and by Bank of Montreal, the current holder of the mortgages on our existing sound stages.

         Our current financing strategy is to finance substantially with equity at the corporate level and to leverage investment in film and television programs through operating credit facilities and single-purpose production financing. We usually obtain financing commitments, including, in some cases, funds from government incentive programs and foreign distribution commitments to cover, on average, at least 70% of the budgeted costs of a project before commencing production.

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

         Our 5.25% convertible, non-voting redeemable Series A preferred shares are entitled to cumulative dividends, as and when declared by the Board of Directors, payable semi-annually on the last day of March and September of each year. The Company has the option of paying such dividends either in cash or additional preferred shares. We do not pay and do not intend to pay dividends on common shares, giving consideration to our business strategy and investment opportunities. We believe it to be in the best interest of shareholders to invest all available cash in the expansion of our business.

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

         From time to time the Company may experience currency exposure on distribution and production revenues and expenses from foreign countries. From time to time the Company may enter into financial derivative contracts to hedge such exposure. The Company has no intention of entering into derivative contracts other than to hedge a specific financial risk.

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

         The table below presents principal cash flows and related weighted average interest rates for our credit facilities and long-term debt obligations at September 30, 2001 by expected maturity date.


                                                       Expected Maturity Date
                       --------------------------------------------------------------------------------
                          2001          2002          2003           2004          2005         2006
                          ----          ----          ----           ----          ----         ----
                                           (Amounts in thousands of Canadian dollars)

CREDIT FACILITIES:
Variable (1)            $ 39,579          --            --             --            --           --
Variable (2)            $189,000          --            --             --            --           --
LONG-TERM DEBT:
Fixed (3)               $ 36,163    $    551       $ 1,156       $ 32,249       $   143     $  2,064
Fixed (4)               $ 25,791          --            --       $ 25,791            --           --
Variable (5)            $ 35,526    $ 33,361       $    21       $  1,162       $   983           --

(1)  Variable interest rate equal to Canadian Prime plus 1.53%.

(2)  Variable interest rate equal to U.S. Prime plus 0.6%. US$119.7 million.

(3)  Fixed interest rate equal to 6.37%.

(4)  Non interest-bearing. US$16.2 million.

(5)  Variable interest rate equal to Canadian Prime plus 1.32%.

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

                                     PART II

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On September 12, 2001, the Company held its annual meeting of shareholders. Below is a summary of the matters voted on at the meeting.

         An election of directors was held with the following persons being elected directors:


         -----------------------------------------------------------------------------
         Name                          Votes For                Votes Withheld
         -----------------------------------------------------------------------------
         Michael Burns                 28,528,865               234,664
         -----------------------------------------------------------------------------
         Drew Craig                    28,528,865               234,664
         -----------------------------------------------------------------------------
         Arthur Evrensel               28,528,865               234,664
         -----------------------------------------------------------------------------
         Jon Feltheimer                28,528,865               234,664
         -----------------------------------------------------------------------------
         Frank Giustra                 28,528,865               234,664
         -----------------------------------------------------------------------------
         Joe Houssian                  28,528,865               234,664
         -----------------------------------------------------------------------------
         Gordon Keep                   28,528,865               234,664
         -----------------------------------------------------------------------------
         Morley Koffman                28,528,865               234,664
         -----------------------------------------------------------------------------
         Patrick Lavelle               28,528,865               234,664
         -----------------------------------------------------------------------------
         Andre Link                    28,528,865               234,664
         -----------------------------------------------------------------------------
         Harald Ludwig                 28,528,865               234,664
         -----------------------------------------------------------------------------
         Laurie May                    28,528,865               234,664
         -----------------------------------------------------------------------------
         G. Scott Paterson             28,528,865               234,664
         -----------------------------------------------------------------------------
         E. Duff Scott                 28,528,865               234,664
         -----------------------------------------------------------------------------


         Other matters voted upon and approved at the meeting, and the number of votes cast with respect to each matter were as follows:


------------------------------------------------------------------------------------------------------------------
Matter                                                             Votes For     Votes Against      Abstaining
------------------------------------------------------------------------------------------------------------------

1.   To approve a resolution to amend the Company's               27,840,639         796,835          110,812
     articles to change the size of the Board of Directors to
     up to eighteen directors.
------------------------------------------------------------------------------------------------------------------
2.   To approve a resolution to increase the number of            26,470,811       2,183,821          104,454
     common shares reserved for issuance under the Company's
     Employees' and Directors' Equity Incentive Plan by
     722,916 common shares.
------------------------------------------------------------------------------------------------------------------
3.   To approve a resolution to authorize the Company to           9,675,033       6,043,869          186,514
     enter into one or more private placement transactions
     during the 12 month period following adoption of the
     resolution for the issuance of up to an additional
     20,000,000 common shares or other securities convertible
     into a maximum of 20,000,000 common shares.
------------------------------------------------------------------------------------------------------------------



--------------------------------------------------------------- ------------------ -----------------
Matter                                                              Votes For      Abstaining
--------------------------------------------------------------- ------------------ -----------------

4.   To approve the appointment of Ernst & Young LLP as            28,628,043         39,489
     the Company's auditors for fiscal 2002.
--------------------------------------------------------------- ------------------ -----------------

         The Company's Series A and Series B shareholders unanimously approved a resolution to amend the Company's articles to change the size of the Board of Directors to up to eighteen directors. The Series B preferred shareholder, Mark Amin, elected himself as a director. The Series A preferred shareholders unanimously elected Herbert Kloiber, Howard Knight and Harry Sloan as directors.

ITEM 6. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)  Exhibits filed for Lions Gate through the filing of this Form 10-Q.


   Exhibit
   Number                          Description of Documents
----------   -------------------------------------------------------------------

    3.1*     Articles of Incorporation..........................................

    3.2**    Amendment to Articles of Incorporation to Provide Terms of the
             Series A Preferred Shares dated as of December 20, 1999............

    3.3***   Amendment to Articles of Incorporation to Provide Terms of the
             Series B Preferred Shares dated as of September 26, 2000...........

    3.4***   Amendment to Articles of Incorporation to change the size of the
             Board of Directors dated as of September 26, 2000..................

    3.5      Amendment to Articles of Incorporation to change the size of the
             Board of Directors dated as of September 12, 2001..................

    4.1*     Trust Indenture between the Company and CIBC Mellon Trust Company dated as of April 15, 1998.........................................

    4.2**    Warrant Indenture between the Company and CIBC Mellon Trust Company dated as of December 30, 1999......................................

----------------------------

* Incorporated by reference to the Company's Annual Report on Form 20-F for the fiscal year ended March 31, 1998 (File No. 000-27730).

** Incorporated by reference to the Company's Annual Report on Form 20-F for the fiscal year ended March 31, 2000 (File No. 000-27730).

*** Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2001 (File No. 1-14880).

(b)  Reports on Form 8-K

     (i) On August 3, 2001, the Company filed a report on Form 8-K regarding a change in its certifying accountant.

     (ii) On August 10, 2001, the Company filed a report on Form 8-K/A regarding a change in its certifying accountant.

     (iii) On September 4, 2001, the Company filed a report on Form 8-K/A regarding a change in its certifying accountant.

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


                                          LIONS GATE ENTERTAINMENT CORP.


         DATE: November 14, 2001          By:          /s/Marni Wieshofer
                                              ----------------------------------
                                                         Marni Wieshofer
                                                     Chief Financial Officer

                                INDEX TO EXHIBITS

  Exhibit
  Number                           Description of Documents
----------   -------------------------------------------------------------------
    3.1*     Articles of Incorporation..........................................

    3.2**    Amendment to Articles of Incorporation to Provide Terms of the
             Series A Preferred Shares dated as of December 20, 1999............

    3.3***   Amendment to Articles of Incorporation to Provide Terms of the
             Series B Preferred Shares dated as of September 26, 2000...........

    3.4***   Amendment to Articles of Incorporation to change the size of the
             Board of Directors dated as of September 26, 2000..................

    3.5      Amendment to Articles of Incorporation to change the size of the
             Board of Directors dated as of September 12, 2001..................

    4.1*     Trust Indenture between the Company and CIBC Mellon Trust Company dated as of April 15, 1998.........................................

    4.2**    Warrant Indenture between the Company and CIBC Mellon Trust Company dated as of December 30, 1999......................................



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