Form 10-Q
period 2001-12-31
LIONS GATE ENTERTAINMENT CORP /CN/
filed 2002-02-14
CIK 929351

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

                For the quarterly period ended December 31, 2001

                                       or

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES AND EXCHANGE ACT OF 1934

     For the transition period from                to

                           Commission File No. 1-14880

                             ----------------------

                         LIONS GATE ENTERTAINMENT CORP.
             (Exact name of registrant as specified in its charter)

          BRITISH COLUMBIA, CANADA
      (State or other jurisdiction of                      (I.R.S. Employer
       incorporation or organization)                     Identification No.)

                             ----------------------

                        SUITE 3123, THREE BENTALL CENTRE

                               595 BURRARD STREET

                       VANCOUVER, BRITISH COLUMBIA V7X 1J1

               (Address of principal executive offices, zip code)

       Registrant's telephone number, including area code: (604) 609-6100

                             ----------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No

         As of February 7, 2002, 43,175,156 shares of the registrant's no par value common stock were outstanding.


================================================================================

                                TABLE OF CONTENTS

ITEM                                                                        PAGE
----                                                                        ----
                                     PART I

1.  FINANCIAL STATEMENTS......................................................4

2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
    RESULTS OF OPERATION.....................................................15

3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...............25

                                     PART II

6.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K..........26

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

         o    interest rate changes; and

         o    fluctuating currency rates.

         Because these statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward looking statements. We caution you not to place undue reliance on the statements, which speak only as of the date of this report. We do not undertake any obligation to release publicly any revision to any forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events. See "Management's Discussion and Analysis of Financial Condition and Results of Operation" -- "Risks and Uncertainties" and "Currency Risk Management."

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


                                            Nine Months
                                         Ended December 31                   Fiscal Year Ended March 31
                                         -----------------    ----------------------------------------------------------
                                               2001           2001         2000         1999         1998         1997
                                               ----           ----         ----         ----         ----         ----

         Rate at end of period.........       $1.5925        $1.5784      $1.4828      $1.5092      $1.4180      $1.3835

         Average rate during period....        1.5561         1.5041       1.4790       1.5086       1.4060       1.3634

         High rate.....................        1.6023         1.5784       1.5140       1.5770       1.4637       1.3835

         Low rate......................        1.5102         1.4515       1.4470       1.4175       1.3705       1.3310

         On February 7, 2002, the noon buying rate in New York City for cable transfer in Canadian dollars as certified for customs purposes by the Federal Reserve Bank of New York was Canadian $1.5983 = US$1.00.

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT FOR THE THREE MONTHS AND NINE MONTHS ENDED DECEMBER 31, 2001 AND DECEMBER 31, 2000 (all amounts in thousands of Canadian dollars, except per share amounts)

                                               For the Three     Restated for the    For the Nine     Restated for the
                                               Months Ended     Three Months Ended   Months Ended     Nine Months Ended
                                               Dec. 31, 2001      Dec. 31, 2000      Dec. 31, 2001      Dec. 31, 2000
                                                    $                  $                  $                  $
                                               -------------    ------------------   -------------    -----------------
REVENUE
  Motion Pictures                                  46,728             41,452            142,039            113,161
  Television                                       48,492             17,729             87,797             51,497
  Animation                                        13,940              7,656             36,349             20,012
  Studio Facilities                                 1,602              1,281              4,875              4,223
  CineGate                                            300                830              1,860              1,508
                                                 --------           --------           --------           --------
                                                  111,062             68,948            272,920            190,401
                                                 --------           --------           --------           --------
DIRECT OPERATING EXPENSES
  Motion Pictures                                  11,091             17,929             47,975             49,386
  Television                                       41,537             14,819             73,571             46,116
  Animation                                        10,745              5,921             28,447             14,751
  Studio Facilities                                   615                663              2,016              1,934
  CineGate                                           --                 --                 --                 --
                                                 --------           --------           --------           --------
                                                   63,988             39,332            152,009            112,187
                                                 --------           --------           --------           --------
GROSS PROFIT
  Motion Pictures                                  35,637             23,523             94,064             63,775
  Television                                        6,955              2,910             14,226              5,381
  Animation                                         3,195              1,735              7,902              5,261
  Studio Facilities                                   987                618              2,859              2,289
  CineGate                                            300                830              1,860              1,508
                                                 --------           --------           --------           --------
                                                   47,074             29,616            120,911             78,214
                                                 --------           --------           --------           --------
OTHER EXPENSES
  Distribution and marketing costs                 33,551             10,674             74,603             45,683
  General and administration                       14,579             10,342             38,688             23,879
  Amortization                                      2,368              2,458              6,195              6,028
  Interest                                          3,140              3,630              9,844              5,651
  Unusual losses                                    1,272               --                1,918               --
  Minority interests                                  215                 55                864                385
                                                 --------           --------           --------           --------
                                                   55,125             27,159            132,112             81,626
                                                 --------           --------           --------           --------
Gain on sale of interest in subsidiary               --                 --                3,375               --
                                                 --------           --------           --------           --------
INCOME (LOSS) BEFORE INCOME TAXES
  AND EQUITY INTERESTS                             (8,051)             2,457             (7,826)            (3,412)
Income taxes                                       (4,247)               558             (6,062)            (2,307)
                                                 --------           --------           --------           --------

INCOME (LOSS) BEFORE EQUITY INTERESTS              (3,804)             1,899             (1,763)            (1,105)

Equity interest in Mandalay Pictures, LLC            (566)            (1,736)            (1,761)            (4,455)
Equity interest in CinemaNow, Inc.                   (623)              (639)            (1,764)              (639)
                                                 --------           --------           --------           --------

Net loss                                           (4,993)              (476)            (5,290)            (6,199)
Dividends on preferred shares                        (616)              (605)            (1,874)            (1,814)
Accretion on Series A preferred shares               (805)              (777)            (2,407)            (2,333)
Adjusted deficit, beginning of period             (83,057)           (91,504)           (79,900)           (83,016)
                                                 --------           --------           --------           --------
DEFICIT, END OF PERIOD                            (89,471)           (93,362)           (89,471)           (93,362)
                                                 --------           --------           --------           --------
BASIC AND DILUTED OPERATING LOSS
PER COMMON SHARE                                 $  (0.12)          $  (0.01)          $  (0.12)          $  (0.18)
                                                 --------           --------           --------           --------
BASIC AND DILUTED LOSS PER
COMMON SHARE                                     $  (0.15)          $  (0.05)          $  (0.22)          $  (0.30)
                                                 --------           --------           --------           --------


See notes to condensed consolidated financial statements

LIONS GATE ENTERTAINMENT CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS AT DECEMBER 31, 2001 AND MARCH 31, 2001
(all amounts in thousands of Canadian dollars)



                                                     UNAUDITED         (Note 2)
                                                    DECEMBER 31,       March 31,
                                                       2001              2001
                                                        $                 $
                                                    ------------       --------
ASSETS
Cash and equivalents                                   10,816            10,485
Accounts receivable                                   184,908           183,787
Investment in films and television programs           329,866           228,349
Long term investments                                  69,931            77,230
Capital assets                                         50,818            44,212
Goodwill, net of accumulated amortization              36,477            34,924
Other assets                                           16,145            15,233
Future income taxes                                     1,384              --
                                                     --------          --------
                                                      700,345           594,220
                                                     ========          ========


LIABILITIES
Bank loans                                            225,825           159,765
Accounts payable and accrued liabilities              129,860           123,370
Production and distribution loans                      37,506            24,045
Long-term debt                                         75,228            65,987
Deferred revenue                                       31,380            22,283
Future income taxes                                      --                 757
Minority interests                                     12,472             1,224
                                                     --------          --------
                                                      512,271           397,431
Commitments and contingencies

SHAREHOLDERS' EQUITY
Capital stock                                         269,303           266,523
Accumulated deficit                                   (89,471)          (79,900)
Cumulative translation adjustments                      8,242            10,166
                                                     --------          --------
                                                      188,074           196,789
                                                     --------          --------
                                                      700,345           594,220
                                                     ========          ========

See notes to condensed consolidated financial statements

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2001 AND DECEMBER 31, 2000
(all amounts in thousands of Canadian dollars)

                                                                                          Restated
                                                                     For the Nine       For the Nine
                                                                     Months Ended       Months Ended
                                                                     Dec. 31, 2001      Dec. 31, 2000
                                                                          $                  $
                                                                     -------------      -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                 (5,290)            (6,199)
Adjustments to reconcile net loss to net
cash provided by (used for) operating activities:
     Amortization of capital assets                                       3,231              2,242
     Amortization of goodwill                                              --                2,189
     Write-off of projects in development                                 1,010                427
     Amortization of pre-operating costs                                    722                722
     Amortization of deferred financing costs                             1,232                448
     Amortization of films and television programs                      151,552            110,253
     Minority interests                                                     864                385
     Unusual losses                                                       1,918               --
     Gain on dilution of investment in subsidiary                        (3,375)              --
     Equity interest in Mandalay Pictures, LLC                            1,761              4,455
     Equity interest in CinemaNow, Inc.                                   1,765                639
CHANGES IN OPERATING ASSETS AND LIABILITIES,
EXCLUDING THE EFFECTS OF ACQUISITIONS:
     Accounts receivable                                                 (3,167)           (11,965)
     Increase in investment in films and television programs           (253,783)          (122,723)
     Other assets                                                        (5,597)            (6,091)
     Future income taxes                                                 (1,854)              (974)
     Accounts payable and accrued liabilities                            11,327             (6,121)
     Deferred revenue                                                     8,872                210
                                                                       --------           --------
                                                                        (88,812)           (32,103)
                                                                       --------           --------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Issuance of capital stock                                                   182                 14
Dividends paid on Series A Preferred Shares                              (1,258)            (1,209)
Increase in bank loans                                                   63,306             27,165
Increase (decrease) in production and distribution loans                 13,365            (20,616)
Increase in long-term debt                                                8,839             15,235
                                                                       --------           --------
                                                                         84,434             20,589
                                                                       --------           --------

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Issuance of capital stock in subsidiary                                  14,000               --
Cash received from investment in Mandalay Pictures, LLC                   3,890               --
Acquisition of Eaton Entertainment, LLC, net of cash acquired               745               --
Purchase of capital assets                                              (10,542)            (1,829)
                                                                       --------           --------
                                                                          8,093             (1,829)
                                                                       --------           --------

INCREASE (DECREASE) IN CASH AND EQUIVALENTS                               3,715            (13,343)
FOREIGN EXCHANGE EFFECT ON CASH                                          (3,384)             2,356
CASH AND EQUIVALENTS - BEGINNING OF  PERIOD                              10,485             19,283
                                                                       --------           --------
CASH AND EQUIVALENTS - END OF PERIOD                                     10,816              8,296
                                                                       ========           ========


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

On December 20, 2001, the Company acquired the remaining 50% interest in Eaton Entertainment LLC for $0.2 million. Additionally, the Company recorded an unusual loss of $1.3 million relating to the non-continuing assets acquired in the transaction.

These unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in Canada ("Canadian GAAP") which conforms, in all material respects, with the accounting principles generally accepted in the United States ("U.S."), except as described in note 12, for interim financial information and the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by Canadian or U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these condensed consolidated financial statements. Operating results for the three and nine month periods are not necessarily indicative of the results that may be expected for the year ending March 31, 2002. Certain reclassifications have been made in the fiscal 2001 financial statements to conform to the fiscal 2002 presentation, as described in note 13. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for the year ended March 31, 2001.

The balance sheet at March 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The unaudited condensed consolidated financial statements as at and for the three and nine months ended December 31, 2000 have been restated to take into account the adoption of SoP 00-2, the redesignation of the Company's U.S. operations as self-sustaining both as of April 1, 2000 and the reversal of a gain on sale of interest in subsidiary recorded in the periods ended December 31, 2000.

3.       ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

         GOODWILL-

On June 29, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") 142, "Goodwill and Other Intangible Assets" which is applicable under Canadian GAAP. Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. Goodwill is required to be tested for impairment between the annual tests if an event occurs or circumstances change that more-likely-than-not reduce the fair value of a reporting unit below its carrying value. The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the amortization and impairment provisions of SFAS 142 are effective upon adoption of SFAS 142. The Company elected to adopt SFAS 142 on April 1, 2001. (Refer to note 6 for additional information.)

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

4.       INVESTMENT IN FILMS AND TELEVISION PROGRAMS
         (all amounts in thousands of Canadian dollars)

                                                                  DEC. 31,        March 31,
                                                                    2001           2001
                                                                  --------        ---------
         THEATRICAL FILMS
         Released, net of accumulated amortization                $136,491        $ 58,378
         Acquired library, net of accumulated amortization          62,976          77,827
         In progress                                                21,449          30,690
         In development                                              2,124           4,972
                                                                  --------        --------
                                                                   223,040         171,867
                                                                  --------        --------

         NON-THEATRICAL FILMS AND DIRECT-TO-TELEVISION
         Released, net of accumulated amortization                  43,478          24,343
         In progress                                                57,490          27,221
         In development                                              5,858           4,918
                                                                  --------        --------
                                                                   106,826          56,482
                                                                  --------        --------

                                                                  $329,866        $228,349
                                                                  ========        ========

The Company expects that 86% of released films and television programs net of amortization will be amortized over the three-year period ending December 31, 2004.

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

Summarized financial information of Mandalay Pictures is as follows:
(all amounts in thousands of Canadian dollars)

                                                              DEC. 31,        March 31,
                                                                2001            2001
                                                              --------        ---------
         ASSETS
              Cash and equivalents                            $ 16,008        $ 25,399
              Restricted cash                                   22,593          33,336
              Accounts receivable                               17,533          69,878
              Investment in films                              101,065         209,848
              Other assets                                         134             127
                                                              --------        --------
                                                               157,333         338,588
                                                              --------        --------
         LIABILITIES
              Accounts payable and accrued liabilities           8,533          16,901
              Production and bank loans                         34,211         151,659
              Contractual obligations                           14,648          57,653
              Deferred revenue                                  56,427          65,032
                                                              --------        --------
                                                               113,819         291,245
                                                              --------        --------

         NET ASSETS                                           $ 43,514        $ 47,343
                                                              ========        ========

                                                THREE MONTHS       Restated three      NINE MONTHS       Restated nine
                                                   ENDED           months ended           ENDED          months ended
                                                DEC. 31, 2001      Dec. 31, 2000      DEC. 31, 2001      Dec. 31, 2000
                                                -------------      --------------     -------------      -------------
         Revenue                                  $  22,372          $  87,086          $ 110,313          $ 119,949
         Direct operating expenses                   22,290             88,047            108,444            120,056
                                                  ---------          ---------          ---------          ---------
         Gross profit                                    82               (961)             1,869               (107)
         Indirect operating expenses                   (487)            (1,582)            (2,971)            (4,910)
         Interest income, net of interest
         expense                                        317                193                800              1,653
                                                  ---------          ---------          ---------          ---------
         LOSS BEFORE PROVISION FOR INCOME
         TAXES                                    $     (88)         $  (2,350)         $    (302)         $  (3,364)
                                                  =========          =========          =========          =========

Mandalay Pictures is a non-taxable entity. Accordingly, all tax effects attributable to the operations of Mandalay are included directly in the Company's tax provision.

6.       GOODWILL

The net carrying value of goodwill recorded through acquisitions is $34.9 million as at March 31, 2001. Effective April 1, 2001, the Company adopted SFAS 142 which is applicable under Canadian GAAP. This asset will be assessed for impairment at least annually or upon an adverse change in operations. Prior to the adoption of SFAS 142 the assets were amortized using the straight-line method over periods ranging from five to twenty years. The Company completed an impairment test required under SFAS 142 at September 30, 2001 and determined that the recognition of an impairment loss was not necessary. The following is the proforma effect had the nine months and quarter ended December 31, 2000 been subject to SFAS 142:

(all amounts in thousands of       THREE MONTHS      Three months          NINE MONTHS         Nine months
Canadian dollars)                      ENDED            ended                 ENDED               ended
                                   DEC. 31, 2001     Dec. 31, 2000        DEC. 31, 2001       Dec. 31, 2000
                                   -------------     -------------        -------------       -------------
Reported net loss                    $  (4,993)        $     (476)        $     (5,290)        $     (6,199)
Amortization                              --                  909                  --                 2,189
                                     ---------         ----------         ------------         ------------
Adjusted net income/(loss)           $  (4,993)        $      433         $     (5,290)        $     (4,010)
                                     =========         ==========         ============         ============

Reported net loss
   per share                         $   (0.15)        $    (0.05)        $      (0.22)        $      (0.30)
Amortization per share               $    0.00         $     0.02         $       0.00         $       0.06
                                     ---------         ----------         ------------         ------------
Adjusted net loss
   per share                         $   (0.15)        $    (0.03)        $      (0.22)        $      (0.24)
                                     =========         ==========         ============         ============

7.       BANK LOANS

The Company has credit facilities available of US$200.0 million (Cdn.$318.6 million) and Cdn.$2.0 million as at December 31, 2001 (March 31, 2001 - US$200.0 million (Cdn$315.3 million) and Cdn $2.0 million)), expiring September 25, 2005 and July 31, 2002 respectively. The availability of funds under the US$200.0 million credit facility is limited by the borrowing base, which is calculated on a monthly basis. The borrowing base assets at December 31, 2001 totaled US$148.2 million (Cdn$236.2 million). As at December 31, 2001, US$140.9 million (Cdn$224.3 million) and $1.5 million was drawn on the facilities. The Company is required to pay a monthly commitment fee of 0.375% on the US$200.0 million less the amount drawn.

8.       GAIN ON SALE OF INTEREST IN SUBSIDIARY

On July 10, 2001, a third party invested $14.0 million in the Company's animation partner to obtain a 35% interest. The gain on dilution of the Company's investment was $3.4 million (net of income taxes $nil) and resulted in a decrease of $0.2 million in goodwill.

9.       INCOME PER SHARE

Basic income per share is calculated after adjusting net income for dividends and accretion on the preferred shares and using the weighted average number of common shares outstanding during the three and nine months ended December 31, 2001 of 42,976,000 shares and 42,611,000 shares, respectively,

(December 31 , 2000 - 40,212,000 shares and 34,361,000 shares, respectively). The exercise of common share equivalents including employee stock options, share purchase warrants, convertible promissory notes and Series A preferred shares could potentially dilute earnings per share in the future, but were not reflected in fully diluted income per share because to do so would be anti-dilutive.

10.      SUPPLEMENTARY CASH FLOW STATEMENT INFORMATION

Interest paid during the three and nine months ended December 31, 2001 amounted to $5.5 million and $13.4 million, respectively, (December 31, 2000 - $2.6 million and $6.0 million, respectively).

Income taxes paid during the three and nine months ended December 31, 2001 amounted to $1.2 million and $1.7 million, respectively, (December 31, 2000 - $0.1 million and $1.2 million, respectively).

11.      COMMITMENTS AND CONTINGENT LIABILITIES

     (a) Minimum future payments under operating lease commitments are as follows: (all amounts in thousands of Canadian dollars)

       Year ending
        March 31,
         2003                                                  $2,458
         2004                                                   2,285
         2005                                                   1,997
         2006                                                   1,931
         2007                                                   1,434
         Thereafter                                             2,332

     (b) Under the normal course of business, as at December 31, 2001, subsidiaries of the Company have entered into unconditional purchase obligations relating to the purchase of film rights for future delivery and to pay advances to producers amounting to approximately $30.0 million that are payable over the next twelve months (March 31, 2001- $39.1 million).

     (c) A subsidiary of the Company has provided guarantees up to a maximum of $1.9 million (March 31, 2001 - $6.8 million) for bank loans used to finance production costs of unrelated production companies.

     (d) Pre-sales of the future revenue from certain television series and motion pictures totaling $16.8 million (March 31, 2001 - $26.0 million) are pledged as collateral against certain accounts payable.

     (e) The Company is from time to time involved in various claims, legal proceedings and complaints arising in the ordinary course of business. The Company does not believe that adverse decisions in any pending or threatened proceedings, or any amount which the Company may be required to pay by reason thereof, would have a material adverse effect on the financial condition or future results of the Company.

12.      RECONCILIATION TO UNITED STATES GAAP

The condensed consolidated financial statements of the Company have been prepared in accordance with Canadian GAAP. The material differences between the accounting policies used by the Company under Canadian GAAP and U.S. GAAP are disclosed below in accordance with the rules and regulations of the Securities and Exchange Commission.

Under U.S. GAAP, the net loss and loss per share figures for the three and nine months ended December 31, 2001 and 2000 and the shareholders' equity as at December 31, 2001 and March 31, 2001 was:

                                                          NET LOSS                                   SHAREHOLDERS' EQUITY
                                      ---------------------------------------------------------    ------------------------
(all amounts in thousands of          THREE MONTHS    Three months   NINE MONTHS    Nine months
Canadian dollars, except per             ENDED           ended          ENDED          ended
share amounts)                          DEC. 31,        Dec. 31,       DEC. 31,       Dec. 31,     DEC. 31,       March 31,
                                          2001           2000           2001           2000          2001           2001
                                      ------------    ------------   -----------    ----------     ---------     ----------

AS REPORTED UNDER CANADIAN GAAP        $  (4,992)     $    (476)     $  (5,289)     $  (6,199)     $ 188,074      $ 196,789

Equity interest in loss of
     Mandalay Pictures (a)                   287            287            861            861         (3,708)        (4,569)

Adjustment for capitalized
     pre-operating costs (b)                 145            145            435            435         (2,820)        (3,255)

Restructuring costs (c)                     --             --             --             --           (1,733)        (1,733)

Accounting for income taxes (d)             --             --             --             --            2,754          2,754

Reclassification of Series A
     Preferred Shares outside
     shareholders' equity (e)               --             --             --             --          (40,076)       (38,986)
                                       ---------      ---------      ---------      ---------      ---------      ---------
NET LOSS BEFORE ACCOUNTING
     CHANGE/ SHAREHOLDERS' EQUITY
     UNDER U.S. GAAP                      (4,560)           (44)        (3,993)        (4,903)       142,491        151,000
                                       ---------      ---------      ---------      ---------      ---------      ---------
Cumulative effect of accounting
     changes, net of income taxes
     (f)                                    --             --             --          (58,942)          --             --
                                       ---------      ---------      ---------      ---------      ---------      ---------
NET LOSS/SHAREHOLDERS' EQUITY
     UNDER U.S. GAAP                      (4,560)           (44)        (3,993)       (63,845)       142,491        151,000

Adjustment to cumulative
     translation adjustments
     account (net of tax of $nil)
     (g)                                      42           (779)        (1,872)         2,786           --             --

Other comprehensive loss (g)                 116           --             (269)          --             (269)          --
                                       ---------      ---------      ---------      ---------      ---------      ---------
COMPREHENSIVE LOSS ATTRIBUTABLE
     TO COMMON SHAREHOLDERS'
     UNDER U.S. GAAP                   $  (4,402)     $    (823)     $  (6,134)     $ (61,059)     $ 142,222      $ 151,000
                                       =========      =========      =========      =========      =========      =========
BASIC AND FULLY DILUTED LOSS PER
     COMMON SHARE UNDER U.S. GAAP
     BEFORE ACCOUNTING CHANGES         $   (0.13)     $   (0.03)     $   (0.17)     $   (0.24)
                                       =========      =========      =========      =========
BASIC AND FULLY DILUTED LOSS PER
     COMMON SHARE UNDER U.S. GAAP      $   (0.13)     $   (0.03)     $   (0.17)     $   (1.95)
                                       =========      =========      =========      =========

     Reconciliation of movement in Shareholders' Equity under U.S. GAAP:
     (all amounts in thousands of Canadian dollars)

                                                      DEC. 31, 2001     March 31, 2001
                                                      -------------     --------------

     BALANCE AT BEGINNING OF THE PERIOD                 $ 151,000         $ 158,974
     Increase in capital stock                                715            37,573
     Dividends paid on preferred shares                    (1,874)           (2,497)
     Accretion on preferred shares (e)                     (1,432)           (1,555)
     Net income (loss) under U.S. GAAP                     (3,993)          (50,217)
     Adjustment to cumulative translation
          adjustments account Comprehensive loss             (269)             --
     Other comprehensive loss                              (1,924)            8,722
                                                        ---------         ---------
     BALANCE AT END OF THE PERIOD                       $ 142,223         $ 151,000
                                                        =========         =========

     (A)      EQUITY INTEREST IN LOSS OF MANDALAY PICTURES, LLC

     The Company accounts for Manadalay Pictures using the equity method. Under Canadian GAAP, pre-operating costs incurred by Mandalay Pictures were deferred and are being amortized to income. Under U.S. GAAP, all start-up costs are required to be expensed as incurred. The amounts are presented net of income taxes for the three and nine months ended December 31, 2001 of $0.3 million and $0.9 million, respectively, (December 31, 2000 - $0.3 million and $0.9 million, respectively).

     (B)      ACCOUNTING FOR CAPITALIZED PRE-OPERATING PERIOD COSTS

     In the year ended March 31, 1999, under Canadian GAAP, the Company deferred certain pre-operating costs related to the launch of the television one-hour series business amounting to $4.8 million. This amount is being amortized over five years commencing in the year ended March 31, 2000. Under U.S. GAAP, all start-up costs are expensed as incurred. The amounts are presented net of income taxes for the three and nine months ended December 31, 2001 of $0.1 million and $0.4 million, respectively, (December 31, 2000 - $0.1 million and $0.4 million, respectively).

     (C)      ACCOUNTING FOR BUSINESS COMBINATIONS

     Under Canadian GAAP, costs related to activities or employees of an acquiring company are included in the purchase price allocation. The Company included $2.1 million of such costs in the purchase equation for Trimark. Under U.S. GAAP, costs related to the acquiring Company are expensed as incurred. The amount is presented net of income taxes of $0.3 million.

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

     SFAS 109 requires deferred tax assets and liabilities be recognized for temporary differences, other than non-deductible goodwill, arising in a business combination. As a result of the acquisition of Lions Gate Studios in the year ended March 31, 2000, under US GAAP, goodwill was increased to reflect the additional deferred tax liability resulting from temporary differences arising on the acquisition. Under Canadian GAAP, the company did not restate income taxes for years prior to March 31, 2001, accordingly, there is a difference in the carrying amount of goodwill of $2.8 million as at March 31, 2000, (March 31, 1999 - $2.9 million) and amortization expense relating to goodwill was $0.1 million higher under US GAAP.

     (E)      ACCRETION ON PREFERRED SHARES

     Under Canadian GAAP, the Company's preferred shares have been included in shareholders' equity as the Company considers the likelihood of redemption by the holders to be remote. Under U.S. GAAP, the preferred shares would be presented outside of shareholders equity.

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

     (G)      COMPREHENSIVE LOSS

     Comprehensive loss consists of net income (loss) and other gains and losses affecting shareholders' equity that, under U.S. GAAP are excluded from net income. Adjustment to cumulative translation adjustments comprises foreign currency translation gains and losses. Other comprehensive loss comprises unrealized losses on investments available for sale based on the market price of the shares at December 31, 2001 net of income taxes of $0.4 million.

     (H)      ACCOUNTING FOR TAX CREDITS

     Under Canadian GAAP, tax credits earned are included in revenue. Accounting Principles Board Opinion No. 4, "Accounting for the Investment Credit" requires tax credits to be presented as reduction of income tax expense. The corresponding impact would be a reduction of revenue and credit to income tax expense of $4.0 million (December 31, 2000 - $3.7 million).

13.      COMPARATIVE FIGURES

The unaudited condensed Consolidated Financial Statements as at and for the three months and nine months ended December 31, 2000 have been restated to take into account the interim effect of the adoption of SoP 00-2 and the reclassification of the Company's U.S. operations as self-sustaining both as of April 1, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

         We develop, produce and distribute a targeted range of film and television content in North America and around the world. To reflect our core businesses, this discussion focuses on Motion Pictures, Television, Animation and Studio Facilities.

         The following discussion and analysis for the three and nine months ended December 31, 2001 and 2000 should be read in conjunction with the unaudited condensed Consolidated Financial Statements included in this report. The unaudited condensed Consolidated Financial Statements have been prepared in accordance with Canadian Generally Accepted Accounting Principles ("GAAP"). The material differences between the accounting policies used by Lions Gate under Canadian GAAP and United States ("U.S.") GAAP are disclosed in note 12 to the unaudited condensed Consolidated Financial Statements.

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

         On June 29, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") 142, "Goodwill and Other Intangible Assets" which is applicable under Canadian GAAP. Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. Goodwill is required to be tested for impairment between the annual tests if an event occurs or circumstances change that more-likely-than-not reduce the fair value of a reporting unit below its carrying value. We adopted SFAS 142 as of April 1, 2001. In accordance with the adoption provisions of SFAS 142, within six months of adoption, goodwill is required to be tested for impairment as of the beginning of the year. At September 30, 2001 it was determined that the fair value of each of the reporting units was in excess of its carrying value including goodwill and, therefore, no further work was required and an impairment loss was not required. Note 6 to the unaudited condensed Consolidated Financial Statements includes additional information relating to the net carrying value of goodwill and the proforma effect of the adoption of SFAS 142 on the prior year's unaudited condensed Consolidated Statement of Operations for the nine months ended December 31, 2000.

         On July 1, 2001, we adopted SFAS 133 "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 requires that all derivative instruments be reported on the balance sheet at fair value and establishes criteria for the designation and effectiveness of hedging relationships. The cumulative effect of adopting SFAS 133 was not material to the financial statements.

         It should be noted that the unaudited condensed Consolidated Financial Statements as at and for the three and nine months ended December 31, 2000 have been restated to take into account the adoption of SoP 00-2 and the reclassification of our U.S. operations as self-sustaining, both as of April 1, 2000 and the reversal of a gain on dilution of investment in a subsidiary recorded in the periods ended December 31, 2000. The impact on fiscal 2001 of the adoption of SoP 00-2 and the reclassification of the U.S. operations was recorded in the fourth quarter of fiscal 2001, and has been apportioned to each of the four quarters in fiscal 2001 for comparative purposes. In addition, distribution and marketing costs, which were previously disclosed as a component of direct operating expenses, are now separately disclosed as a component of other expenses under SoP 00-2. The following is a comparison of the line items in the unaudited condensed Consolidated Statements of Operations that have been restated:


                                                                  AS REPORTED                               AS RESTATED
                                                      ------------------------------------        ----------------------------------
(ALL AMOUNTS IN THOUSANDS OF CANADIAN DOLLARS,         3 Months               9 Months             3 Months             9 Months
EXCEPT PER SHARE AMOUNTS)                                ended                  ended                ended                ended
                                                      Dec. 31, 2000          Dec. 31, 2000        Dec. 31, 2000        Dec. 31, 2000
                                                      -------------          -------------        -------------        -------------

Revenues                                                $  68,686              $ 189,612            $  68,948            $ 190,401
Direct operating expenses                                  50,953                149,650               39,332              112,188
                                                        ---------              ---------            ---------            ---------
Gross profit                                            $  17,733              $  39,962            $  29,616            $  78,213
                                                        =========              =========            =========            =========

Distribution and marketing costs                        $    --                $    --              $  10,674            $  45,683
                                                        =========              =========            =========            =========
General and administration expenses                     $  10,287              $  22,484            $  10,342            $  23,879
                                                        =========              =========            =========            =========

Gain on dilution of investment in a subsidiary          $   3,399              $   4,108            $    --              $    --
                                                        =========              =========            =========            =========

Income taxes                                            $      77              $     668            $     558            $  (2,307)
                                                        =========              =========            =========            =========
Income (loss) before equity interests                   $   4,859              $   9,089            $   1,899            $  (1,105)
                                                        =========              =========            =========            =========
Net income (loss) for the period                        $   3,123              $   4,634            $    (476)           $  (6,199)
                                                        =========              =========            =========            =========

BASIC AND DILUTED OPERATING INCOME (LOSS)
   PER SHARE                                            $    0.08              $    0.13            $   (0.01)           $   (0.18)
                                                        =========              =========            =========            =========

BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE        $    0.04              $    0.01            $   (0.05)           $   (0.30)
                                                        =========              =========            =========            =========


OVERVIEW

         Net loss for the three months ended December 31, 2001 was $5.0 million, representing a loss of $0.15 per share (after giving effect to the Series A preferred share dividends and accretion on the Series A preferred shares) on
43.0 million weighted average common shares outstanding compared to net loss of $0.5 million (as restated) or $0.05 per share (as restated) (after giving effect to the Series A preferred share dividends and accretion on the Series A preferred shares) on 40.2 million weighted average common shares outstanding for the three months ended December 31, 2000.

         Net loss for the nine months ended December 31, 2001 was $5.3 million, representing a loss of $0.22 per share (after giving effect to the Series A preferred share dividends and accretion on the Series A preferred shares) on
42.6 million weighted average common shares outstanding compared to net loss of $6.2 million (as restated) or a loss of $0.30 per share (as restated) (after giving effect to the Series A preferred share dividends and accretion on the Series A preferred shares) on
34.4 million weighted average common shares outstanding for the nine months ended December 31, 2000.

         Before equity interests in Mandalay Pictures and CinemaNow, the loss for the three months ended December 31, 2001 was $3.8 million compared to income of $1.9 million (as restated) in the same period in the prior year. Before equity interests in Mandalay Pictures and CinemaNow, the loss for the nine months ended December 31, 2001 was $1.8 million, compared to a loss of $1.1 million (as restated) in the same period in the prior year.

         EBITDA (defined as earnings before interest, provision for income taxes, amortization, minority interests, unusual losses and equity interests in losses) of negative $1.1 million for the three months ended December 31, 2001 decreased $9.7 million compared to $8.6 million (as restated) for the three months ended December 31, 2000. EBITDA for the nine months ended December 31, 2001 of $7.6 million decreased $1.1 million compared to $8.7 million (as restated) for the nine months ended December 31, 2000. Revenues and gross profit for the three and nine months ended December 31, 2001 increased significantly from the corresponding periods in the prior year. EBITDA in the current year was adversely impacted by increased distribution and marketing costs in both the theatrical and video divisions of the Motion Pictures business. Distribution and marketing costs of $33.6 million and $74.6 million for the three and nine months ended December 31, 2001, respectively, increased significantly from $10.7 million and $45.7 million in the respective corresponding periods in the prior year (both as restated). EBITDA should be considered in addition to, but not as a substitute for, net income and other measures of financial performance reported in accordance with generally accepted accounting principles. Not all companies calculate EBITDA in the same manner and the measure as presented may not be comparable to similarly titled measures presented by other companies.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2001 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2000

         Revenue for the three months ended December 31, 2001 of $111.1 million increased $42.2 million or 61.2% compared to $68.9 million (as restated) in the same period in the prior year. Revenue increased significantly in all businesses quarter-over-quarter with the exception of CineGate where revenue decreased by $0.5 million to $0.3 million.

         Motion Pictures revenue of $46.7 million increased $5.2 million or 12.5% from $41.5 million (as restated). The majority of the increase is due to a $6.8 million increase in theatrical revenue from $1.9 million in the prior period. Significant theatrical releases in the current quarter included The Wash with revenue of $4.8 million and Les Boys (released in Quebec) with revenue of $2.4 million. Video revenue of $26.0 million increased $4.1 million from $21.9 million in the prior period. Significant current quarter video releases included Golden Bowl, Songcatcher and Dancing at the Blue Iguana. Television revenue from motion pictures of $2.2 million decreased $5.1 million from $7.3 million in the prior period due to the timing of the commencement of the television license windows and international revenue of $8.0 million decreased $2.1 million from $10.1 million in the prior period.

         Television production revenue of $48.5 million increased $30.8 million or 174.0% from $17.7 million in the prior period. Current quarter deliveries included seven one-hour episodes of "Mysterious Ways" to Pax TV in the U.S., CTV in Canada and Sony worldwide, six one-hour episodes of "Tracker" to the syndication market in the U.S., City TV in Canada, Telemunchen in Germany and other international territories, two one-hour episodes of "Iron Chef" to UPN in the U.S., City TV in Canada and international territories, a one-hour episode of "Dead Zone" to UPN in the U.S., the television movie "Attack on the Queen" to TBS in the U.S. and the four hour mini-series `Superfire" to ABC and several international territories. In the prior year's third quarter seven one-hour episodes of "Mysterious Ways" were delivered. Termite Art contributed revenue of $5.3 million compared to $4.2 million in the prior period. In the current quarter Termite Art delivered 20.5 hours of programming, compared to 18.5 hours delivered in the prior period. Current quarter deliveries included: five hours of "Amazing Animal Videos" to Animal Planet and four hours each of "Incredible Vacation Videos" to Travel Channel and "A Day in the Life" to History Channel. Trimark television contributed library revenue of $0.7 million in the current period compared to $0.9 in the prior period.

         In Animation, CineGroupe's revenue of $13.9 million increased $6.2 million or 80.5% compared to $7.7 million in the prior year's third quarter. In the current quarter a total of 29 half-hours were delivered, including 12 half-hours each of "What's With Andy" to Fox Family in the U.S. and Teletoon in Canada and "Big Wolf on Campus" to Fox Family in the U.S. and YTV in Canada and five half-hours of "Sagwa" to PBS in the U.S. and TVO in Canada. In the prior period, 26 half-hours were delivered, consisting of 14 half-hours of "Wunchpunch" and 12 half-hours of "Kids From Room 402". Other revenues including library sales, sales of multi-media products and technical services revenues increased in the current quarter to $1.8 million from $1.0 million in the prior period.

         Studio Facilities revenue of $1.6 million increased $0.3 million or 23.1% from $1.3 million in the prior year's third quarter due to the inclusion of revenue earned at Eagle Creek Studios of $0.1 million and favourable stage and office occupancy levels. In the current quarter, stage and office occupancy levels averaged 99% and 94% respectively, compared to 100% and 83% respectively in the prior period.

         Gross profit for the three months ended December 31, 2001 was $47.1 million representing a 42.4% gross margin compared to gross profit of $29.6 million (as restated) representing a gross margin of 43.0% (as restated) in the prior year's third quarter.

         The gross margin in Motion Pictures of 76.3% in the current quarter was favourable compared to the gross margin of 56.7% (as restated) in the prior year's third quarter. The improvement in the gross margin is due to significant theatrical and international revenues earned on Lions Gate proprietary productions such as The Wash and Frailty, and significant Trimark library sales.

         The gross margin in Television of 14.3% in the current quarter decreased compared to the gross margin of 16.4% (as restated) in the prior period. Excluding Termite, the television production gross margin is unchanged from the prior period. Termite Art's gross margin of 5.3% in the current quarter declined from the gross margin of 9.4% in the prior period primarily due to the write-off of certain production costs where a series pick-up was not considered likely.

         In Animation, CineGroupe's gross margin of 22.9% increased slightly compared to the gross margin of 22.7% (as restated) in the prior year's third quarter.

         Studio Facilities gross margin of 61.6% was favourable compared to the gross margin of 48.2% recognized in the prior quarter. The gross margin increase is due to improved occupancy levels and the contribution of the eighth soundstage that commenced operations in December.

         Distribution and marketing costs (or "P&A") of $33.6 million increased $22.9 million or 214.0% compared to $10.7 million in the prior year's third quarter. Distribution and marketing costs were greater in the current period primarily due to the advertising expenditures on the more significant theatrical titles released in the current period. Theatrical P&A in the current quarter of $19.2 million compares to $1.8 million in the prior period. Theatrical releases in the current quarter included: The Wash; and Les Boys and limited releases of Monster's Ball and Lantana compared to the prior period's most significant release, What's Cooking. Video P&A in the current quarter of $13.4 million compares to $7.7 million in the prior period due to the more significant video titles released in the current period and the prior period. Revenues earned on videos released through our Universal output deal, which included spillover from the video release of American Psycho in the second quarter in the prior period, are recorded net of distribution and marketing expenses.

         General and administration expenses of $14.6 million increased $4.3 million or 41.7% compared to $10.3 million in the prior year's third quarter. General and administrative expenses increased primarily as a result of increased headcount due to the growth in production and theatrical and video distribution divisions, growth in Animation and corporate administration and support functions.

         Amortization in the current quarter of $2.4 million decreased $0.1 million or 4.0% from $2.5 million in the prior year's third quarter due to a decrease in goodwill amortization of $0.9 million as a result of the adoption of SFAS 142 partially offset by a $0.7 million increase in capital assets amortization, primarily in Animation pertaining to the acquisition of animation and technical services equipment through capital leases.

         Interest expense in the current quarter of $3.1 million decreased $0.5 million or 13.9% compared to interest expense of $3.6 million in the prior year's third quarter. The decrease is primarily due to a decrease in interest rates.

         The unusual loss of $1.3 million recorded in the current period relates to a loss recorded on acquisition of the remaining 50% of Eaton Entertainment LLC.

         Mandalay Pictures reported a net loss of $0.6 million in the current quarter (including amortization of previously capitalized pre-operating costs of $0.5 million) compared to a loss of $1.7 million in the prior period (including amortization of previously capitalized pre-operating costs of $0.5 million).

         The $0.6 million equity interest in the loss of CinemaNow comprises 63% of the operating losses of CinemaNow for the three months ended December 31, 2001 and is relatively unchanged from the prior year's third quarter equity interest (as restated).

         The income tax recovery of $4.2 million consists of a recovery for income taxes to record the realization of future benefit of income tax loss carryforwards in certain entities, partially offset by tax provisions against taxable income recorded in other entities.

NINE MONTHS ENDED DECEMBER 31, 2001 COMPARED TO NINE MONTHS ENDED DECEMBER 31, 2000

         Revenue for the nine months ended December 31, 2001 of $272.9 million increased $82.5 million or 43.3% compared to $190.4 million (as restated) in the same period in the prior year. We achieved significant revenue growth in all businesses - $28.8 million or 25.5% in Motion Pictures, $36.3 million or 70.5% in Television, $16.3 million or 81.6% in Animation, $0.7 million or 16.7% in Studios and $0.4 million or 23.3% in CineGate.

         Motion Pictures revenue of $142.0 million increased from $113.2 million (as restated) in the nine months ended December 31, 2000. Video revenue for the first nine months of fiscal 2002 increased $23.4 million compared to the prior period. Theatrical revenue increased $11.1 million. The most significant theatrical releases year-to-date in the current year are "O" and The Wash with revenue of $8.0 million and $4.8 million, respectively, compared to American Psycho, the most significant release in the prior period with revenue of $8.1 million. International revenues decreased $6.8 million from $20.7 million in the prior period and television revenue from Motion Pictures decreased
$4.7 million from

$13.3 million in the prior period.

         Television revenue of $87.8 million increased from $51.5 million in the first nine months of fiscal 2001. Deliveries in the current period included 18 one-hour episodes of "Mysterious Ways," two one-hour episodes of "Dead Zone", the mini-series "Superfire", and television movies "Pilot's Wife" and "Attack on the Queen" and the Avalanche project "Cabin Pressure". In the prior period seven one-hour episodes of "Higher Ground" and 18 one-hour episodes of "Mysterious Ways" were delivered. In addition, producer fees of $1.9 million were recognized in the prior period compared to $0.3 million in the current period. Termite Art contributed revenue of $15.4 million compared to $9.5 million in the prior period. In the current period Termite Art delivered 73.0 hours of programming, compared to 49.0 hours delivered in the prior period. Trimark Television contributed library revenue of $2.8 million in the current period compared to $0.9 in the prior period.

         In Animation, CineGroupe's revenue of $36.3 million increased from $20.0 million in the nine months ended December 31, 2000. In the current period a total of 76.5 half-hours were delivered compared to 55 half-hours in the prior period. Other revenue of $3.9 million was earned in the current period compared to $2.8 million in the prior period.

         Studio Facilities revenue of $4.9 million increased from $4.2 million in the nine months ended December 31, 2000 due to revenue from Eagle Creek Studios, the inclusion of rental revenue on the newly completed eighth soundstage in early December, and improved stage and office occupancy levels.

         Gross profit for the nine months ended December 31, 2001 was $120.9 million with a 44.3% gross margin compared to gross profit of $78.2 million (as restated) representing a gross margin of 41.1% (as restated) for the nine months ended December 31, 2000.

         The gross margin in Motion Pictures of 66.2% in the nine months ended December 31, 2001 was favourable compared to the gross margin of 56.4% (as restated) reported in the nine months ended December 31, 2000 due to the inclusion of more significant proprietary productions and library sales.

         The gross margin in Television of 16.2% in the nine months ended December 31, 2001 was favourable compared to the gross margin of 10.4% (as restated) recognized in the prior period due to more favourable gross margins realized on deliveries in the current period. The increased gross margin in Lions Gate Television was slightly offset by an unfavourable variance in Termite Art's gross margin, which decreased to 11.0% in the current period compared to the gross margin realized in the prior period of 21.4%. In the prior period producer fees of $0.4 million on "Ripley's Believe It Or Not" and library sales of $0.3 million increased the gross margin.

         In Animation, the gross margin of 21.7% was unfavourable compared to the gross margin of 26.3% (as restated) recognized in the nine months ended December 31, 2000 due to the mix of programming delivered in each period - live action programming is a more significant component of the current deliveries which is at a lower gross margin, and a provision for investment in films of $1.4 million recorded against multi-media projects in the current period.

         Studio Facilities gross margin of 58.6% in the nine months ended December 31, 2001 improved slightly compared to the gross margin of 54.2% recognized in the nine months ended December 31, 2000 primarily due to improved occupancy levels.

         Distribution and marketing costs of $74.6 million increased $28.9 million or 63.2% compared to $45.7 million in the prior period due to the advertising expenditures on the more significant theatrical titles released in the current period and a substantial increase in marketing and distribution costs associated with video business primarily attributable to the acquisition of Trimark.

         General and administration expenses of $38.7 million in the nine months ended December 31, 2001 increased $14.8 million or 61.9% compared to $23.9 million in the prior period due to the Trimark operations being included in the current period's results and for approximately one quarter in the comparative period's results since the acquisition date of October 13, 2000, and growth in production and theatrical and video distribution divisions, growth in Animation and head office administration and support functions.

         Amortization in the nine months ended December 31, 2001 of $6.2 million increased $0.2 million or 3.3% from $6.0 million in the nine months ended December 31, 2000 due to a $1.1 million increase in capital assets amortization, and a $0.6 million increase in development costs amortization, partially offset by decreased in goodwill amortization as a result of the adoption of SFAS 142.

         Interest expense in the nine months ended December 31, 2001 of $9.8 million increased $4.1 million or 71.9% compared to interest expense of $5.7 million in the prior period due to the financing of the Trimark acquisition, the assumption of Trimark's debt and the significant growth of the Company, partially offset by decreased interest rates.

         The unusual losses consist of a $1.3 million loss recorded in the current quarter relating to a loss recorded on the acquisition of Eaton Entertainment LLC and a $0.6 million loss on disposal recorded in the second quarter related to the demolition of the existing structure to provide room to build the new 20,500 square foot sound stage at Lions Gate Studios.

         The gain on dilution of investment in subsidiary of $3.4 million consists of the dilution gain to the Company on $14.0 million of equity financing received on July 10, 2001 from a third party in exchange for shares issued in Corporation CineGroupe.

         The $1.8 million equity interest in the loss of Mandalay Pictures is comprised of 100% of the operating results of Mandalay Pictures for the nine months ended December 31, 2001 of $0.9 million, plus amortization of previously capitalized pre-operating period costs of $1.4 million.

         The $1.8 million equity interest in the loss of CinemaNow comprises 63% of the non-cash operating losses of CinemaNow for the nine months ended December 31, 2001.

         The income tax recovery of $6.1 million consists of a recovery for income taxes to record the benefit of income tax loss carryforward recorded in certain entities, partially offset by tax provisions against taxable income recorded in other entities.

LIQUIDITY AND CAPITAL RESOURCES

         Cash flows used in operating activities in the nine months ended December 31, 2001 was $88.8 million compared to cash flows used in operating activities of $32.1 million in the nine months ended December 31, 2000 primarily due to the increased investment in films and television programs in progress (increased to $78.9 million at December 31, 2001 from $57.9 million at March 31,
2001). It should be noted that under SoP 00-2 addition to film and television costs is now disclosed as an operating activity in the Consolidated Statements of Cash Flows. Cash flows provided by financing activities increased $63.8 million to $84.4 million from $20.6 million (as restated) in the nine months ended December 31, 2000 as a significant component of the production activity in the current quarter was financed through the US$200.0 million JP Morgan credit facility. Cash flows provided by investing activities of $8.1 million in the nine months ended December 31, 2001 consisted of $14.0 million of equity financing from a third party for shares in Corporation CineGroupe, partially offset by capital asset additions. The cash flows used in investing activities in the nine months ended December 31, 2000 were not significant.

         Our liquidity and capital resources were provided during the nine months ended December 31, 2001 principally through cash generated from operations and the US$200 million "borrowing base" revolving credit facility with JP Morgan. At December 31, 2001, availability against the borrowing base totaled US$148.2 million (Cdn$236.2 million) and we had drawn US$140.9 million (Cdn$224.4 million). In addition, at December 31, 2001, we had cash and equivalents of $10.8 million. We finalized our updated library valuation as at September 30, 2001, which increased approximately US$10.0 million (approximately Cdn$16.0 million) over the prior year's valuation, and we have amended our facility to modify certain covenants in response to industry-wide changes in the accounting principles relating to the timing of expensing distribution and marketing costs. We expect that we will have sufficient borrowing capacity to allow us to continue to operate our Company over the foreseeable future.

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

         Our new 20,500 square foot sound stage at Lions Gate Studios was completed in December at a total cost of $2.4 million. The financing of the sound stage was provided by cash from operations and by Bank of Montreal, the holder of the other mortgages on our sound stages.

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

         Bank loans consist of a five-year revolving credit facility bearing interest at prime plus 1% or LIBOR plus 250 basis points, which is structured as two separate facilities - a US$25 million Canadian dollar facility and a US$175 million U.S. dollar credit facility, and demand loans bearing interest at rates not exceeding Canadian prime plus 4.0%. Production loans consist of bank demand loans bearing interest at various rates between Canadian prime and 9.25%. Long-term debt consists primarily of mortgages on the Studio Facility at interest rates ranging from 6.63% to 7.51%, convertible promissory notes bearing interest at a rate of 6% and non-interest bearing sales guarantees with respect to the German tax shelter financings.

         Our 5.25% convertible, non-voting redeemable Series A preferred shares are entitled to cumulative dividends, as and when declared by the Board of Directors, payable semi-annually on the last day of March and September of each year. The Company has the option of paying such dividends either in cash or additional preferred shares. The Company has determined to pay the dividend due March 2002 in additional preferred shares and will continue to do so until it would be prudent to resume paying the dividend in cash. We do not pay and do not intend to pay dividends on common shares, giving consideration to our business strategy and investment opportunities. We believe it to be in the best interest of shareholders to invest all available cash in the expansion of our business.

RISKS AND UNCERTAINTIES

         We capitalize costs of production to investment in films and television programs. These costs are amortized to direct operating expenses in accordance with SoP 00-2. Under SoP 00-2, costs incurred in connection with an individual film or television program, including production and financing costs, are capitalized to investment in film and television programs. These costs are stated at the lower of unamortized film or television program costs and fair value. These costs for an individual film or television program are amortized in the proportion that current period actual revenue realized relates to management's estimates of the total revenue expected to be received from such film or television program over a period not to exceed ten years from the date of delivery. As a result, if revenue estimates change with respect to a film or television program, we may be required to write down all or a portion of the unamortized costs of such film or television program. No assurance can be given that unfavourable changes to revenue estimates will not occur, which may result in material write-downs affecting our results of operations and financial condition.

         We accrue for video returns and allowances in the financial statements based on previous returns and allowances history on a title-by-title basis in each of the video businesses. There may be differences between actual returns and allowances and our historical experience.

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

         Further erosion of the VHS rental market by DVD and sell-through VHS products, which are at lower gross margins, may adversely impact our results of operation. There may be opportunities for increased volume, however, which would mitigate this risk. As direct-to-consumer digital delivery systems mature and grow this could be expected to replace VHS and DVD products. The Company is well positioned in the digital delivery marketplace through CinemaNow. The Company expects it would be able to maintain the majority of revenues by the elimination of third-party distribution channels and duplication and replication costs.

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

         Our five-year revolving operating credit facilities are either alternate base rate loans or Eurodollar loans as we may request. Significant increases in the base interest rates could have an unfavourable impact on us, and vice versa.

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

         Our principal currency exposure is between Canadian and U.S. dollars, although this exposure is significantly mitigated through the structuring of the US$200 million revolving credit facility as a US$25 million Canadian dollar facility and a US$175 million U.S. dollar credit facility. Each facility is borrowed and repaid in the respective country of origin, in local currency.

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

         The table below presents principal cash flows and related weighted average interest rates for our credit facilities and long-term debt obligations at December 31, 2001 by expected maturity date.

                                              Expected Maturity Date
                          ------------------------------------------------------------
Year ending March 31,     2002          2003          2004         2005           2006
                          ----          ----          ----         ----           ----
                                      (Amounts in thousands of Canadian dollars)
CREDIT FACILITIES:

Variable (1)            $ 38,538          --            --            --            --
Variable (2)            $187,288          --            --            --            --

LONG-TERM DEBT:

Fixed (3)               $ 36,702      $  1,260      $ 32,349      $    243      $  2,234
Fixed (4)               $ 31,600          --          31,600          --            --
Fixed (5)               $  7,159      $  1,949      $  1,396          --            --
Variable (6)            $ 77,013      $  1,125      $      3      $    921          --

---------------
(1)  Variable interest rate equal to Canadian Prime minus 1.65%.
(2)  Variable interest rate equal to U.S. Prime plus 0.03%.  US$117.6 million.
(3)  Fixed interest rate equal to 6.36%.
(4)  Non interest-bearing.  US$19.8 million.
(5)  Fixed interest rate equal to 11.0%.
(6)  Variable interest rate equal to Canadian Prime plus 1.21%.

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

                                     PART II

ITEM 6.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)      Exhibits filed for Lions Gate through the filing of this Form 10-Q.

   Exhibit
   Number                         Description of Documents
-----------    -----------------------------------------------------------------

  3.1*         Articles of Incorporation........................................
  3.2**        Amendment to Articles of Incorporation to Provide Terms of the
               Series A Preferred Shares dated as of December 20, 1999..........
  3.3***       Amendment to Articles of Incorporation to Provide Terms of the
               Series B Preferred Shares dated as of September 26, 2000.........
  3.4***       Amendment to Articles of Incorporation to change the size of the
               Board of Directors dated as of September 26, 2000................
  3.5****      Amendment to Articles of Incorporation to change the size of the
               Board of Directors dated as of September 12, 2001................
  4.1*         Trust Indenture between the Company and CIBC Mellon Trust Company dated as of April 15, 1998.......................................
  4.2**        Warrant Indenture between the Company and CIBC Mellon Trust
               Company dated as of December 30, 1999............................
 10.20         Credit, Security, Guaranty and Pledge Agreement by and among
               Lions Gate Entertainment Corp., Lions Gate Entertainment Inc.,
               the Guarantors referred to therein, the Lenders referred to therein, The Chase Manhattan Bank, National Bank of Canada, and
               Dresdner Bank AG, New York and Grand Cayman Branches dated as of
               September 25, 2000...............................................
 10.21         First Amendment dated as of April 4, 2001 to the Credit,
               Security, Guaranty and Pledge Agreement by and among Lions Gate
               Entertainment Corp., Lions Gate Entertainment Inc., the
               Guarantors referred to therein, the Lenders referred to therein,
               The Chase Manhattan Bank, National Bank of Canada, and Dresdner
               Bank AG, New York and Grand Cayman Branches dated as of September
               25, 2000.........................................................
 10.22         Second Amendment dated as of May 30, 2001 to the Credit,
               Security, Guaranty and Pledge Agreement by and among Lions Gate
               Entertainment Corp., Lions Gate Entertainment Inc., the
               Guarantors referred to therein, the Lenders referred to therein,
               The Chase Manhattan Bank, National Bank of Canada, and Dresdner
               Bank AG, New York and Grand Cayman Branches dated as of September
               25, 2000.........................................................
 10.23         Third Amendment dated as of July 31, 2001 to the Credit,
               Security, Guaranty and Pledge Agreement by and among Lions Gate
               Entertainment Corp., Lions Gate Entertainment Inc., the
               Guarantors referred to therein, the Lenders referred to therein,
               The Chase Manhattan Bank, National Bank of Canada, and Dresdner
               Bank AG, New York and Grand Cayman Branches dated as of September
               25, 2000.........................................................

---------------
* Incorporated by reference to the Company's Annual Report on Form 20-F for the fiscal year ended March 31, 1998 (File No. 000-27730).
** Incorporated by reference to the Company's Annual Report on Form 20-F for the fiscal year ended March 31, 2000 (File No. 000-27730).
*** Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2001 (File No. 1-14880).
**** Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2001 (File No. 1-14880).

(b)      Reports on Form 8-K

         None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               LIONS GATE ENTERTAINMENT CORP.


        DATE: February 14, 2002               By:        /s/Marni Wieshofer
                                                  ------------------------------
                                                           Marni Wieshofer
                                                       Chief Financial Officer
                                                      (Principal Financial and
                                                      Chief Accounting Officer)

                                INDEX TO EXHIBITS

   Exhibit
   Number                           Description of Documents
------------    ----------------------------------------------------------------

  3.1*          Articles of Incorporation.......................................
  3.2**         Amendment to Articles of Incorporation to Provide Terms of the
                Series A Preferred Shares dated as of December 20, 1999.........
  3.3***        Amendment to Articles of Incorporation to Provide Terms of the
                Series B Preferred Shares dated as of September 26, 2000........
  3.4***        Amendment to Articles of Incorporation to change the size of the
                Board of Directors dated as of September 26, 2000...............
  3.5****       Amendment to Articles of Incorporation to change the size of the
                Board of Directors dated as of September 12, 2001...............
  4.1*          Trust Indenture between the Company and CIBC Mellon Trust
                Company dated as of April 15, 1998..............................
  4.2**         Warrant Indenture between the Company and CIBC Mellon Trust
                Company dated as of December 30, 1999...........................
 10.20          Credit, Security, Guaranty and Pledge Agreement by and among
                Lions Gate Entertainment Corp., Lions Gate Entertainment Inc.,
                the Guarantors referred to therein, the Lenders referred to therein, The Chase Manhattan Bank, National Bank of Canada, and
                Dresdner Bank AG, New York and Grand Cayman Branches dated as of
                September 25, 2000..............................................
 10.21          First Amendment dated as of April 4, 2001 to the Credit,
                Security, Guaranty and Pledge Agreement by and among Lions Gate
                Entertainment Corp., Lions Gate Entertainment Inc., the
                Guarantors referred to therein, the Lenders referred to therein,
                The Chase Manhattan Bank, National Bank of Canada, and Dresdner
                Bank AG, New York and Grand Cayman Branches dated as of
                September 25, 2000..............................................
 10.22          Second Amendment dated as of May 30, 2001 to the Credit,
                Security, Guaranty and Pledge Agreement by and among Lions Gate
                Entertainment Corp., Lions Gate Entertainment Inc., the
                Guarantors referred to therein, the Lenders referred to therein,
                The Chase Manhattan Bank, National Bank of Canada, and Dresdner
                Bank AG, New York and Grand Cayman Branches dated as of
                September 25, 2000..............................................
 10.23          Third Amendment dated as of July 31, 2001 to the Credit,
                Security, Guaranty and Pledge Agreement by and among Lions Gate
                Entertainment Corp., Lions Gate Entertainment Inc., the
                Guarantors referred to therein, the Lenders referred to therein,
                The Chase Manhattan Bank, National Bank of Canada, and Dresdner
                Bank AG, New York and Grand Cayman Branches dated as of
                September 25, 2000..............................................


---------------
* Incorporated by reference to the Company's Annual Report on Form 20-F for the fiscal year ended March 31, 1998 (File No. 000-27730).

** Incorporated by reference to the Company's Annual Report on Form 20-F for the fiscal year ended March 31, 2000 (File No. 000-27730).
*** Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2001 (File No. 1-14880).
**** Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2001 (File No. 1-14880).