Form 10-K
period 2002-03-31
LIONS GATE ENTERTAINMENT CORP /CN/
filed 2002-07-15
CIK 929351

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

             [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934
                    For the fiscal year ended March 31, 2002

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
       Registrant's telephone number, including area code: (604) 609-6100

           Securities registered pursuant to Section 12(b) of the Act

            TITLE OF CLASS               NAME OF EXCHANGE ON WHICH REGISTERED
            --------------               ------------------------------------
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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of July 2, 2002 was approximately $108 million.

         As of July 2, 2002, 43,207,399 shares of the registrant's no par value common stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         PORTIONS OF THE REGISTRANT'S DEFINITIVE PROXY STATEMENT TO BE FILED WITH THE SECURITIES AND EXCHANGE COMMISSION PURSUANT TO REGULATION 14A AND RELATING TO ITS 2002 ANNUAL MEETING OF STOCKHOLDERS ARE INCORPORATED BY REFERENCE INTO PART III.

                                TABLE OF CONTENTS

ITEM                                                                              PAGE
----                                                                              ----
                                     PART I

1.     BUSINESS ................................................................   3

2.     PROPERTIES ..............................................................  20

3.     LEGAL PROCEEDINGS .......................................................  21

4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .....................  21


                                     PART II

5.     MARKET OF REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS ....  22

6.     SELECTED FINANCIAL DATA .................................................  24

7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
       RESULTS OF OPERATION ....................................................  27

7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ..............  36

8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA .............................  37

9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
       FINANCIAL DISCLOSURE ....................................................  38


                                    PART III

10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT ......................  39

11.    EXECUTIVE COMPENSATION ..................................................  39

12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT ..........  39

13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ..........................  40


                                     PART IV

14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K ........  40

FORWARD LOOKING STATEMENTS

All statements, other than statements of historical fact, contained within this report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases you can identify forward-looking statements by terms such as "may," "intend," "might," "will," "should," "could," "would," "expect," "believe," "estimate," "potential," "expect," "plan" or the negative of these terms, and similar expressions intended to identify forward-looking statements.

These forward-looking statements reflect our current views with respect to future events and are based on assumptions and are subject to risks and uncertainties. Also, these forward-looking statements present our estimates and assumptions only as of the date of this report. Except for our ongoing obligation to disclose material information as required by federal securities laws, we do not intend to update you concerning any future revisions to any forward-looking statements to reflect events or circumstances occurring after the date of this report.

Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, those described in "Risk Factors" or in the documents incorporated by reference in this report.

CURRENCY AND EXCHANGE RATES

         All dollar amounts set forth in this report are in Canadian dollars, except where otherwise indicated. The following table sets forth (1) the rate of exchange for the United States dollar, expressed in Canadian dollars, in effect at the end of each period indicated; (2) the average exchange rate for such period, based on the rate in effect on the last day of each month during such period; and (3) the high and low exchange rates during such period, in each case based on the noon buying rate in New York City for cable transfers in Canadian dollars as certified for customs purposes by the Federal Reserve Bank of New York.

                                                       Fiscal Year Ending March 31,
                                                       ----------------------------
                                   2002            2001            2000            1999            1998
                                ----------      ----------      ----------      ----------      ----------
Rate at end of period           $   1.5958      $   1.5784      $   1.4828      $   1.5092      $   1.4180

Average rate during period          1.5650          1.5041          1.4790          1.5086          1.4060

High rate                           1.6128          1.5784          1.5140          1.5770          1.4637

Low rate                            1.5102          1.4515          1.4470          1.4175          1.3705

         On July 2, 2002, the noon buying rate in New York City for cable transfer in Canadian dollars as certified for customs purposes by the Federal Reserve Bank of New York was Canadian $1.5263= US$1.00.

                                     PART I

ITEM 1. BUSINESS.

OVERVIEW

         Lions Gate Entertainment Corp. ("Lions Gate", "Company", "we", "us" or "our") is an integrated North American entertainment company. We develop, produce and distribute a broad range of motion picture, television and other filmed entertainment content through our operating divisions (Motion Pictures, Television, Animation and Studio Facilities) as well as our CinemaNow Inc. ("CinemaNow") digital media platform. We have the following divisions and businesses:

         - Motion Pictures, which includes Production and Theatrical, Video, Television and International Distribution;

         - Television, which includes One-Hour Drama Series, Television Movies, Non-Fiction Programming and International Distribution;

         - Animation, which includes an interest in CineGroupe Corporation ("CineGroupe"), a producer and distributor of animated feature films and television programming;

         - Studio Operations, which includes Lions Gate Studios ("LG Studios") and leased facilities at Eagle Creek Studios;

         - a 63% interest in CinemaNow, a video on demand distributor of feature films over the Internet; and

         - a 45% interest in Mandalay Pictures, LLC ("Mandalay"), a United States-based producer of class-A motion pictures.

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

         On April 28, 1997, Lions Gate Entertainment Corp. ("Old Lions Gate"), incorporated under the Canada Business Corporations Act using the name 3369382 Canada Limited. Old Lions Gate amended its articles on July 3, 1997, to change its name to Lions Gate Entertainment Corp. and on September 24, 1997, continued under the Company Act (British Columbia).

         On November 13, 1997, Old Lions Gate and Beringer Gold Corp., merged under the Company Act (British Columbia) to form Lions Gate Entertainment Corp.

         On November 13, 1997 our shares began trading on The Toronto Stock Exchange and on November 17, 1998 our shares began trading on the American Stock Exchange under the symbol "LGF."

         On November 12, 1998 we reverse split our common shares from 500 million common shares to 250 million common shares and increased the authorized number of common shares to 500 million.

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

INDUSTRY BACKGROUND

         THE FEATURE FILM INDUSTRY

         The feature film industry encompasses the development, production and distribution of feature-length motion pictures and their subsequent distribution in the home video, television and other ancillary markets. The major studios dominate the industry, some of which have divisions that are promoted as "independent" distributors of motion pictures, including Universal Pictures, Warner Bros. (including New Line Cinema and Castle Rock Entertainment), Twentieth Century Fox, Sony Pictures Entertainment (including Columbia Pictures and Columbia Tristar Motion Picture Group), Paramount Pictures, The Walt Disney Company (including Buena Vista Pictures, Touchstone Pictures and Miramax Film Corp.) and Metro-Goldwyn-Mayer Inc. (including MGM Pictures and United Artists Pictures Inc). In recent years, however, true "independent" motion picture production and distribution companies have played an important role in the production of motion pictures for the worldwide feature film market.

         Independent Feature Film Production and Financing. Generally, independent production companies do not have access to the extensive capital required to make big budget motion pictures, such as the "blockbuster" product produced by the major studios. They also do not have the capital necessary to maintain the substantial overhead that is typical of such studios' operations. Independent producers target their product at specialized markets and usually produce motion pictures with budgets of less than US$20 million. Generally, independent producers do not maintain significant infrastructure. They instead hire only creative and other production personnel and retain the other elements required for development, pre-production, principal photography and post-production activities on a project-by-project basis. Also, independent production companies typically finance their production activities from bank loans, pre-sales, equity offerings, co-productions and joint ventures rather than out of operating cash flow. They generally complete financing of an independent motion picture prior to commencement of principal photography to minimize risk of loss.

         Independent Feature Film Distribution. Motion picture distribution encompasses the exploitation of motion pictures in theatres and in markets, such as the home video, pay-per-view, pay television, free television and ancillary markets, such as hotels, airlines and streaming films on the Internet. Independent producers do not typically have distribution capabilities and rely instead on pre-sales to North American and international distributors as well as equity financing. Generally, the local distributor will acquire distribution rights for a motion picture in one or more of the aforementioned distribution channels from an independent producer. The local distributor will agree to advance the producer a non-refundable minimum guarantee. The local distributor will then generally receive a distribution fee of between 20% and 35% of receipts, while the producer will receive a portion of gross receipts in excess of the distribution fees, distribution expenses and monies retained by exhibitors. The local distributor and theatrical exhibitor generally will enter into an arrangement providing for the exhibitor's payment to the distributor of a percentage (generally 40% to 50%) of the box-office receipts for the exhibition period, depending upon the success of the motion picture.

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

         North American Markets. In North America, programming is delivered to the end user through free television networks, cable channels and networks, individual television stations and satellite delivery services. The following table identifies some of the specific delivery mediums available in the United States and Canada:

Medium                                  Channels in the United States               Channels in Canada
------                                  -----------------------------               ------------------
Broadcast television networks           NBC, CBS, ABC, Fox, PBS, PAXTV, UPN         CBC, CTV, the Global Television
                                        and The WB                                  Network and CHUM

Basic Cable                             USA Network, Lifetime, ABC Family           Bravo, Canal D, A&E, YTV,
                                        Channel, TNT, F/X, Hallmark and TBS         Showcase and Family Channel

Pay Cable                               HBO, Showtime, Starz/Encore                 Movie Central, TMN and Super
                                                                                    Ecran

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

         CANADA'S ROLE IN THE TELEVISION AND FEATURE FILM INDUSTRY

         Over the past several years, the Canadian film and television production industry has grown and matured, and at present, represents an approximately $3 billion annual business. At the same time as the Canadian domestic industry has matured, Canada has become a leading location for internationally originated productions. Over the past few years, U.S. studios, television networks and cable services have increasingly produced in Canada, attracted by the low Canadian dollar, first-class Canadian casts, crews, locations and facilities and government support for the industry. U.S. companies with a strong presence in Canada include:

         - major U.S. studios, such as Paramount, The Walt Disney Company, Universal Pictures and Columbia Tri-Star;

         -    U.S. networks, such as ABC, NBC, CBS, Fox and PAXTV;

         -    cable services, such as Showtime, TNT, Disney Channel and HBO; and

         -    film companies, such as The Hearst Corporation.

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

         MOTION PICTURES

         We develop and produce theatrical motion picture projects through three separate production entities - Lions Gate Films, Christal Films and Mandalay. These production units are operated independently with separate management teams, which provide distinct creative talents and perspectives. Independent operation results in greater diversity within our overall release slate. We produce quality films in the low to mid-budget range through Lions Gate Films and Christal Films and produce class-A feature films in the US$15 million to US$75 million range through Mandalay.

         Film Production

         We produce and distribute English and French-language films generally budgeted at US$20 million or less. In fiscal 2002, we completed principle photography on seven productions and delivered eleven films, and in fiscal 2001, we completed principle photography on ten productions and delivered one film. We are expanding our production and co-production of feature films. Our current strategic plan calls for the production or co-production of ten to twenty features annually. In fiscal 2003, we anticipate our theatrical releases to include the following:

         - Frailty - released April 12, 2002, starring Bill Paxton and Matthew McConaughey;

         - Rules of Attraction - starring James Vanderbeek, Jessica Biel and Shannyn Sossamon;

         - Confidence - starring Ed Burns, Dustin Hoffman, Andy Garcia and Rachel Weitz;

         -    Shattered Glass - starring Hayden Christensen and Greg Kinnear;
              and

         -    Hittin' It - an urban comedy.

         Distribution

         We also actively distribute feature films for theatrical, television and home video audiences worldwide. In addition to distributing films that we produce or co-produce, we also acquire distribution rights and licenses for feature films produced by others.

         Theatrical Distribution. We distribute major motion pictures theatrically in North America in English, French and other languages and have been responsible for the release of such prominent films as Monsters Ball, Dogma, American Psycho, The Red Violin, Shadow of the Vampire, Amores Perros, Gods and Monsters and Affliction. In fiscal 2002 Christal Films has distributed the following prominent films; Le Placard, Les Boys 3 and Le Collectionneur. Les Boys, Les Boys 2 and Les Boys 3 are the highest grossing films in Quebec history.

         Home Video Distribution. Lions Gate Home Entertainment has two United States video distribution labels - Trimark Home Video and Studio Home Entertainment. We exploit our own films such as Monsters Ball, The Wash and Frailty and we also distribute our acquired theatrical releases such as O, State Property and Lantana. In addition we have been able to acquire high quality, star-driven films that, while not on par with a wide theatrical release, are exploitable from a video and ancillary media perspective such as Stephen King's Rose Red and Larry Clark's Bully.

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

         In Canada, we release our titles to the home video market through our own labels and currently through a distribution arrangement with Columbia TriStar Home Video which will expire during the current fiscal year. In Canada we have entered into a distribution overhead sharing arrangement with TVA International.

         Pay and Free Television Distribution. We currently have more than 250 titles in active distribution in the domestic cable, free and pay television markets.

         International Distribution. We license our own productions and productions acquired from third parties to the international marketplace on a territory-by-territory basis. We currently have approximately 175 films in active international distribution.

         Class-A Feature Film Production

         Mandalay. Mandalay is a co-venture with Tigerstripes, a company controlled by Peter Guber. Mandalay develops and produces Class A-level feature length motion pictures with budgets ranging from US$15 to US$75 million. Mandalay is accounted for using the equity method.

         In November 1999, Mandalay released its first feature film production - Sleepy Hollow starring Johnny Depp and Christina Ricci. The film was nominated for three Academy Awards and received an Oscar for Art Direction from the Academy of Motion Picture Arts and Sciences. It grossed in excess of US$100 million in each of the North American and international box offices.

         Enemy at the Gates starring Jude Law, Joseph Fiennes, Ed Harris and Rachel Weitz was released in North America on March 16, 2001. It has grossed in excess of US$75 million worldwide. Mandalay released The Score, an action suspense thriller starring Robert DeNiro, Marlon Brando, Ed Norton and Angela Bassett, in July 2001. The Score has grossed in excess of $115 million worldwide. Serving Sara, a romantic comedy starring Matthew Perry and Elizabeth Hurley, will be released on August 23, 2002. Principal photography on Beyond Borders, a worldwide epic film starring Angelina Jolie and Clive Owen, has been completed and is expected to be released in early 2003. Numerous other projects are in various stages of development.

         Mandalay has recently terminated its production and distribution arrangement at Paramount, and its output agreements in the United Kingdom, Germany, France, Japan, Spain, Australia and Greece all expired at the end of 2001. Mandalay has also been experiencing recurring losses over the past several years. Given the above factors, Mandalay has re-evaluated its business plan. Although Paramount made an offer to renew the Mandalay deal, the fundamental change in the foreign marketplace for films on an output basis requires that the domestic rights bear a greater burden of the cost. Therefore, Mandalay has concluded that, in order to maximize the opportunities to produce films and to protect the downside while maintaining the upside potential, it is best served by primarily relying on major studios to finance 100% of its production costs by being independent of any one major studio and is embarking on an independent program of placing films at different major studios or entering into a first look agreement with one studio. Accordingly, Mandalay has revised its business plan with the film program objectives of making two to three pictures each year with 100% studio financing and at least one picture each year with independent financing.

         At March 31, 2002 we have committed to a plan to divest our ownership interest in Mandalay. Given the factors described above, the investment in Mandalay has been written down to an amount that approximates its fair value at that date. Refer to additional information included in Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations".

         TELEVISION

         One-Hour Drama Series. In fiscal 2002, we delivered the second 22 episode season of Mysterious Ways, which is broadcast on PAXTV in the United States and CTV in Canada and is distributed by Columbia Tristar internationally. We have completed production on 13 episodes of No Boundaries, an adventure reality show for The WB and CanWest Global. We are completing 22 episodes of Tracker, a sci-fi fugitive drama, sold to the competitive first run syndication market in the United States and to Telemunchen in Germany as well as several international broadcasters. We are in production on 22 episodes of the show Dead Zone, a series based on Stephen King's novels for USA Network which premiered on June 16, 2002. We have also recently completed a pilot for Hooters Sports Challenge for Fox Sports Network and The Game for MTV.

         Television Movies. We are actively involved in the development, acquisition, production and distribution of television productions in the movie-of-the-week and mini-series formats. We produced The Pilot's Wife, a two-hour television movie for CBS starring Christine Lahti and Campbell Scott based on the best-selling novel by Anita Shreve, which aired in April and was the highest rated two-hour movie of the week this season and Superfire, a two-hour television movie about smokejumpers battling an inferno in the Oregon backcountry, which aired in April on ABC starring D.B. Sweeney. We also produced Counterstrike to be aired later this year for TBS, starring Rob Estes and Joe Lando about two brothers trying to rescue the President who is taken hostage aboard the QEII during a summit meeting. In addition to the television movies already completed or nearing completion, we have approximately 22 hours of television movie programming in development with U.S. broadcasters and cable companies.

         Non-Fiction Programming. Termite Art Productions ("Termite Art") has created documentary and reality-based programs for such notable clients as all five Discovery Networks, Bravo, Court TV, MTV, VH1, A&E and The History Channel, as well as CBS, Fox and UPN. Over the last few years, Termite Art has produced When Good Times Go Bad and Busted on the Job for Fox, Great Streets for PBS, Amazing Animal Videos for Animal Planet, Hi Tech History for the Discovery Channel, and Ripley's Believe It or Not for TBS. In addition to distributing Termite Art programs to domestic and international markets, we acquire third party productions for distribution.

         ANIMATED MOTION PICTURE AND TELEVISION PRODUCTION

         In addition to our live-action film and television productions, we are also involved in animation and interactive production through CineGroupe located in Montreal.

         CineGroupe develops and produces animated and live-action television series and television movies and feature film product using 2D and 3D computer generated imagery and traditional ink and paint techniques. CineGroupe has produced more than 800 half-hour animated episodes for television, including such series as Galidor: Defenders of the Outer Dimension,

Sagwa, the Chinese Siamese Cat, What's with Andy, Kids from Room 402, Big Wolf on Campus and a made-for-television movie, Lion of Oz. During fiscal 2002, CineGroupe delivered 113.5 half-hours of programming, including:

         -    26 half-hours of What's with Andy to ABC Family and Teletoon;

         -    12 half-hours of Wounchpounch to Saban SINV and Radio-Canada;

         - 12 half-hours of Kids from Room 402 (Season 3) to ABC Family and Teletoon;

         - 9 half-hours of Galidor: Defenders of the Outer Dimension to Fox Kids and YTV;

         - 26.5 half hours of Sagwa, the Chinese Siamese Cat to PBS Kids and TV Ontario;

         - the live action feature film The Edge of Madness, a co-production with Credo Entertainment that Lions Gate will distribute;

         - 21 half-hours of Big Wolf on Campus (Season 3) to ABC Family and YTV; and

         - 3 half-hours of Pig City, a co-production with Animakids of France, to Fox Kids Europe and Teletoon.

         CineGroupe has entered into an exclusive corporate sponsor agreement with Kellogg Company for the series Sagwa, the Chinese Siamese Cat.

Projects currently in production include:

         -    23 half-hours of Pig City;

         -    17 half-hours of Galidor: Defenders of the Outer Dimension;

         - the animation feature film Pinocchio 3001, a co-production with Credo Entertainment that Lions Gate may distribute;

         -    26 half-hours of Seriously Weird to ITV (UK) and YTV;

         -    13 half-hours of Daft Planet to Teletoon; and

         - 13 half-hours of Tripping the Rift to USA Network (Sci-Fi Channel) and CITY-TV in Canada.

         In the coming years, CineGroupe plans to expand production volume in response to heightened international demand for animated product and plans to build its library.

         STUDIO OPERATIONS

         Film and television production has increased dramatically over the past five years in Canada. This increase can be attributed to:

         - close professional contacts between Canadian and U.S. studios, independent producers, distributors and buyers, resulting from Canada's geographic proximity to the United States and shared North American values and interests;

         - lower production costs in Canada than in the United States and other countries due, in part, to lower guild and union minimums;

         -    the favorable exchange rate of the Canadian dollar;

         -    government tax incentives;

         - the availability of location assistance to film and television producers offered by many Canadian cities and several provinces;

         - a large number of highly trained and professional crews, technicians and production personnel;

         - intensive training for Canadian directors, writers and producers provided by the Canadian Film Centre;

         - flexible trade unions that insist upon less onerous requirements than their United States counterparts; and

         - Canada's wide ranging topography (3,400 miles from coast to coast) and small population (approximately 27 million people) that make Canada ideally suited for location shooting. (Urban centers such as Toronto, Vancouver and Montreal have been disguised as London, Paris, New York and Chicago.)

         We have benefited through our ownership in LG Studios and a lease on the Eagle Creek Studios from the high demand for sound stages and production office space created by this increase in production. Occupying nearly 14 acres in North Vancouver, British Columbia, LG Studios is one of the largest film and television studio complexes in Canada. Although the majority of its revenues are generated from the rental of its sound stages, production offices, construction mills and storage facilities to independent film and television producers, LG Studios is host to a number of long-term industry tenants, such as:

         -    Pinewood Sound, a supplier of audio post-production services;

         - Sim Video Productions, Ltd., a supplier of cameras and post-production editing equipment;

         - the local union of one of the major film and entertainment industry craft guilds; and

         -    various production companies.

         Studio capacity usage is consistently above 90%. Current studio productions include New Line's feature film Willard, Warner Bros.'s feature Dreamcatchers and the MGM television pilot Dead Like Me.

         We expect to have continued high occupancy rates for both our studios and offices for the next year. We have entered into an operating lease with Eagle Creek Studios in Burnaby, British Columbia. Eagle Creek Studios has two 17,000 square foot sound stages with accompanying office space. Its current tenant is Warner Bros. The addition of Eagle Creek Studios increases LG Studios' sound stage inventory to ten. We have also entered into a revenue sharing equipment supply contract with William F. White Limited for equipment on the stages.

         CINEMANOW

         We are involved in video-on-demand distribution over the Internet through our majority ownership in CinemaNow. CinemaNow is accounted for by the equity method because we do not have the ability to control the strategic operating, investing and financing policies of CinemaNow as a consequence of our inability to elect a majority of the board of directors of CinemaNow.

         CinemaNow distributes feature films on demand over the Internet and is currently delivering over 2.5 million streams to over 1.2 million users per month via its website, www.cinemanow.com.

         CinemaNow currently streams and downloads over 350 feature length films, using the Windows Media Player as its viewing platform. CinemaNow's fee based, on demand selections are securely streamed using Microsoft's Digital Rights Management. CinemaNow controls exclusive Internet distribution rights to nearly 2,000 films from 100 licensors including partnerships with Lions Gate, Allied Artists Entertainment Group, Inc., Tai Seng Video Marketing and Salvation film libraries. CinemaNow makes select CinemaNow movies available through syndication partners including WindowsMedia.com and numerous international distribution partnerships. In December 2000, CinemaNow closed its series B round of financing led by Microsoft and included Blockbuster and Kipco.

         At March 31, 2002 we fully provided for our investment in CinemaNow. Refer to additional information included in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations".

         INTELLECTUAL PROPERTY

         We are currently using the trademarks "TRIMARK HOME VIDEO" in connection with our domestic home video distribution, "LIONS GATE FILMS" and "TRIMARK PICTURES" in connection with films distributed domestically and licensed internationally and "LIONS GATE TELEVISION" and "TRIMARK TELEVISION" in connection with licenses to free, pay and cable television. The trademarks "LIONS GATE ENTERTAINMENT", "LIONS GATE PICTURES" and "TRIMARK PICTURES" have been registered with the Commissioner of Patents and Trademarks in the United States. Additionally we have registered the trademark "TRIMARK ULTRA SPORTS" which is used in connection with our extreme sports video releases. We regard our trademarks as valuable assets and believe that our trademarks are an important factor in marketing our products.

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

         EMPLOYEES

         As of June 3, 2002 we had approximately 253 full-time and 13 part-time regular employees in our worldwide operations and CineGroupe has a further 300 full-time and 10 part-time regular employees. We also hire additional employees on a picture-by-picture basis in connection with the production of our motion pictures and television programming. We believe that our employee and labour relations are good.

         None of our full-time employees are members of unions.

         Many film and television productions employ members of a number of unions, including the International Alliance of Theatrical and Stage Employees and Teamsters. A strike by one or more of the unions that provide personnel essential to the production of motion pictures or television programs could delay or halt our ongoing production activities. Such a halt or delay, depending on the length of time involved, could cause delay or interruption in our release of new motion pictures and television programs and thereby could adversely affect our cash flow and revenues. Our revenues from motion pictures and television product in our library should not be affected and may partially offset the effects of a strike to the extent, if any, that television exhibitors buy more library product to compensate for interruption in their first-run programming.

         GOVERNMENT INCENTIVES AND REGULATION

         Government Financial Support. The Canadian Film Development Corporation, also known as Telefilm Canada, provides financial assistance in the form of equity investments, interest free and low interest loans, development and interim financing. Canadian film and television productions that have significant Canadian creative, artistic and technical content and that meet certain published criteria qualify for such financial assistance. Telefilm Canada's provincial counterparts in Quebec, Ontario, Manitoba, Saskatchewan, British Columbia, Prince Edward Island, New Brunswick and Nova Scotia also provide financial support to qualifying Canadian content productions. In 1996, the federal government established the Canada Television and Cable Production Fund (now operating as the CTF), a government-cable industry partnership that combined the former Cable Production Fund, Telefilm Canada's Canadian Broadcast Program Development Fund and a $100 million contribution from the Department of Canadian Heritage to form an approximately $230 million per year television funding initiative.

         "Canadian-Content" Productions. Canadian conventional television broadcasters and specialty and pay television services generally pay higher license fees for television programs that meet the "Canadian content" criteria established by the Canadian Radio-television and Telecommunications Commission ("CRTC"), the Canadian counterpart to the U.S. Federal Communications Commission. The CRTC has broad jurisdiction over communications companies carrying on broadcasting undertakings in Canada.

         Broadcasting undertakings, including specialty television services, have been and continue to be, licensed and regulated by the CRTC pursuant to the Broadcasting Act (Canada) and to the applicable regulations thereunder, the policies and decisions of the CRTC as issued from time to time and the conditions and expectations established in the license for each undertaking. Under the Broadcasting Act, the CRTC is responsible for regulating and supervising all aspects of the Canadian broadcasting system with a view to ensuring compliance with certain broadcasting policy objectives set out in the Broadcasting Act. The CRTC is empowered, for example, under the Broadcasting Act to issue licenses to eligible entities to carry on specialty television programming services. In addition, the CRTC also imposes restrictions on the transfer of ownership and control of all licensed broadcasting undertakings, including television programming services.

         The Canadian independent television program production industry is assisted by the CRTC requirement that each licensed Canadian conventional, pay and specialty television service must broadcast certain minimum amounts of Canadian content programming. Such rules and regulations mandating the broadcast of Canadian content programs enable Canadian producers and distributors to make sales to Canadian broadcasters that might otherwise have been made by non-Canadian producers and distributors.

         Canadian independent television producers are further assisted by the CRTC rule permitting simultaneous substitution in certain circumstances. Simultaneous substitution enables Canadian conventional television broadcasters to require Canadian cable and direct-to-home ("DTH") satellite operators to delete the signal of a U.S. television broadcaster and to replace those signals with the signals of the Canadian broadcaster, including its Canadian television commercials, when the Canadian broadcaster is broadcasting the same program at the same time as the U.S. broadcaster (more recently, further rules for non-simultaneous substitution have been extended to DTH operators.) The substitution ensures that Canadian cable and DTH subscribers are exposed to the Canadian broadcasters' commercials. This results in higher commercial revenues to Canadian broadcasters in general and enhances their financial capacity to license programs.

         Tax Credits. The federal government provides a refundable tax credit for eligible Canadian-content film or video productions produced by qualified taxable Canadian corporations. The federal tax credit is for a maximum amount of approximately 12% of the total production costs of an eligible production. The federal Canadian-content tax credits have been joined by Canadian-content tax credit programs in most provinces ranging from 9.6% to 22.5%.

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

         For financial information about our government incentives for each of the last three fiscal years, refer to the consolidated financial statements note 16 - Government Assistance.

                                  RISK FACTORS

FAILURE TO MANAGE FUTURE GROWTH MAY ADVERSELY AFFECT OUR BUSINESS.

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

OUR SUCCESS DEPENDS ON EXTERNAL FACTORS IN THE FILM AND TELEVISION INDUSTRY.

         Our Success Depends On the Unpredictable Commercial Success of Films and Television Programs. Operating in the television and feature film industries involves a substantial degree of risk. Each television program and feature film is an individual artistic work, and unpredictable audience reactions primarily determine commercial success. The commercial success of a television program or a feature film also depends upon the quality and acceptance of other competing programs or feature films released into the marketplace at or near the same time, critical reviews, the availability of alternative forms of entertainment and leisure activities, general economic conditions and other tangible and intangible factors, all of which are subject to change and cannot be predicted with certainty. Our success will depend on the experience and judgment of our management to select and develop new investment and production opportunities. There can be no assurance that our television programs and feature films will obtain favorable ratings or reviews or that broadcasters will license the rights to broadcast any of our television programs in development or renew licenses to broadcast programs currently produced by our predecessors. Even if licenses to broadcast our television programming are renewed, the popularity of a particular program and its ratings may diminish over time.

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

         Distributors' Failure to Promote Our Programs May Adversely Affect Our Business. Decisions regarding the timing of release and promotional support of our television programs, feature films and related products are important in determining the success of a particular television program, feature film or related product. As with most production companies, for our product distributed by others we do not control the timing and manner in which our distributors distribute our television programs or feature films. Although our distributors have a financial interest in the success of any such television programs or feature films, any decision by our distributors not to distribute or promote one of our television programs, feature films or related products or to promote competitors' programs, feature films or related products to a greater extent than it promotes ours could have a material adverse affect on our business, results of operations or financial condition.

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

WE ARE REQUIRED TO MAKE ESTIMATES AND ASSUMPTIONS WHEN REPORTING OUR FILM OPERATING RESULTS AND ACTUAL RESULTS MAY DIFFER.

         Our Operating Results Depend on Product Costs, Public Tastes and Promotion Success. We expect to generate a substantial majority of our future revenue from the development and production of feature films and television programs. Our future revenues will depend upon the timing and the level of market acceptance of our television programs and feature films, as well as upon the cost to produce, distribute and promote these programs and feature films. The revenues derived from the production of a television program or feature film depend primarily on the television program's or feature film's acceptance by the public, which cannot be predicted and do not necessarily bear a direct correlation to the production costs incurred. The commercial success of a television program or a feature film also depends upon promotion and marketing and certain other factors. Accordingly, our revenues are, and will continue to be, extremely difficult to forecast.

         Our Operating Results May Fluctuate Significantly. We expect that our future operating results will fluctuate significantly as a result of, among other factors:

         - the timing of domestic and international releases of current and future television programs or feature films we produce;

         -    the success of our television programs or feature films;

         - the timing of the release of related products into their respective markets;

         - the costs to distribute and promote the television programs and feature films;

         - the success of our distributors in marketing our television programs and feature films;

         - the timing of receipt of proceeds generated by the television programs and feature films from distributors;

         - the introduction of new television programs and feature films by our current and future competitors;

         - the timing and magnitude of operating expenses and capital expenditures;

         - the level of unreimbursed production costs in excess of budgeted maximum amounts;

         - the timing of the recognition of advertising costs for accounting purposes under SoP 00-2; and

         - general economic conditions, including continued slowdown in advertiser spending.

         As a result, we believe that our results of operations may fluctuate significantly, and it is possible that our operating results could be below the expectations of equity research analysts and investors.

         Revenues and Costs Recognized in Certain Periods May be Overstated or Understated Due to Estimates Inherent in the Application of Entertainment Accounting Policies. In preparing our financial statements in accordance with Canadian generally accepted accounting principles, we follow the guidance issued by the American Institute of Certified Public Accountants for Accounting by Producers or Distributors of Films contained in Statement of Position 00-2 ("SoP 00-2"). Under SoP 00-2, we recognize revenue on films at the later of the following dates: when films are delivered, or access to the film is available to the customer; when the license period begins; and when the film is unconditionally available to the customers. In addition, the fee must be determinable and collection must be reasonably assured. As a result, our expected cash flows may not necessarily relate to the revenue recognized in a given period. We capitalize costs of producing and developing films and television programs. Capitalized costs include costs of film rights and screenplays, direct costs of production, interest and production overhead. We amortize those costs using the individual film-forecast method, which involves estimating ultimate revenues of each film. We revise our ultimate revenue estimates on a quarterly basis. The cost of film prints is deferred and charged to expense on a straight-line basis over the period of theatrical release. We also estimate participation and residual costs each period, which may vary from the actual paid participation and residual costs. We assess the valuation of our films on a quarterly basis. When events or changes in circumstances indicate that the fair value of a film is less than its unamortized film costs, we write down the film to fair value. Fair value of a film is determined using the discounted cash flow approach based on our estimate of the most likely cash flows and an appropriate discount rate. As a result of uncertainties in these estimation processes, actual results may vary from the estimates.

OUR SUCCESS DEPENDS ON OUR PERSONNEL.

         Loss of Key Personnel May Adversely Affect Our Business. Our success depends to a significant extent on the performance of a number of our senior management personnel and other key employees of Lions Gate and our affiliates. In particular, we will depend on the services of such personnel as Jon Feltheimer, Tom Ortenberg, Peter Block, Mike Paseornek, Kevin Beggs, Marni Wieshofer, Michael Burns, James Keegan, Andre Link and Jacques Pettigrew. The loss of the services of key persons could have a material adverse effect on our business, operating results and financial condition.

WE MAY FACE CHANGES IN REGULATORY ENVIRONMENT.

         Failure to Meet Canadian Programming Restrictions May Decrease the Time Slots and Incentive Programs Available to Us. Canadian broadcasters and cable, pay television and pay-per-view television services are typically required, as a condition of their license, to broadcast significant minimum amounts of programming, including prime time, with Canadian content programs. The CRTC enforces compliance with these requirements, and failure to comply can result in fines or the loss of license. The CRTC has issued detailed criteria that must be met for a television production to qualify as a "Canadian program." The criteria require, among other things, that Canadians perform financial and creative functions. If our productions cease to qualify as Canadian programs under the regulations and policies of the CRTC, we may find it more difficult to secure time slots in Canada for our productions. In addition, if our productions cease to meet minimum Canadian content requirements, we may be unable to access various federal and provincial film and television incentive programs, including refundable tax credits, as discussed below. There could be an adverse impact on our business, operations and financial condition if any change in the policies of Canada or the provinces in connection with their incentive programs occurs.

         We May Lose Investment Funds and Tax Credits if We Fail to Follow Canadian Statutory Requirements. Certain programs produced by us will be contractually required to be "Canadian content" programs in accordance with the requirements established from time to time by the CRTC, the Canadian Audio-Visual Certification Office, the Income Tax Act (Canada) and the regulations thereunder. In the event a program does not qualify under the applicable requirements, we would be in default of our commitments made in connection with such contracts. Such default could result in reduction or the elimination of license fees from the Canadian broadcasters, reduced or eliminated government incentives and/or future ineligibility for Canadian government incentive programs.

         The Canadian federal government and a number of its provincial counterparts have established refundable tax credit programs based on eligible labor expenditures of qualifying production entities. We expect that certain film and television productions we will produce will incorporate such refundable tax credits as elements of production financing. If such productions do not ultimately qualify for anticipated refundable tax credits, the relevant production may require additional funds for completion, which may not be available from other sources.

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

WE FACE INHERENT INTERNATIONAL TRADE RISKS THAT MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

         We distribute motion picture and television productions in foreign countries and derive a significant percentage of our revenues from sources outside the United States and Canada. As a result, our business is subject to certain risks inherent in international trade, many of which are beyond our control. These risks include:

         -    changes in local regulatory requirements;

         -    changes in the laws and policies affecting trade;

         - investment and taxes (including laws and policies relating to the repatriation of funds and to withholding taxes);

         -    differing degrees of protection for intellectual property;

         -    instability of foreign economies and governments; and

         -    cultural barriers.

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

         Our principal currency exposure is between Canadian and U.S. dollars, although this exposure is mitigated through the structuring of the US$200 million revolving credit facility as a

US$25 million Canadian dollar facility and a US$175 million U.S. dollar credit facility. Each facility is borrowed and repaid in the respective country of origin, in local currency.

         From time to time we may experience currency exposure on distribution and production revenues and expenses from foreign countries. From time to time we may enter into financial derivative contracts to hedge such exposure. We have no intention of entering into derivative contracts other than to hedge a specific financial risk.

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

ITEM 2. PROPERTIES.

         Our corporate head office is located at Suite 3123, Three Bentall Centre, 595 Burrard Street, Vancouver, British Columbia and occupies approximately 600 square feet of space under a month to month agreement. Our Canadian operations and financial personnel are located in leased space of 6,000 square feet expiring in 2006 and 1,800 square feet expiring in 2002 in Toronto, Ontario and United States corporate executives and operations, including CinemaNow, are located in leased space of 35,000 square feet expiring in 2009 in Marina del Rey, California.

         Christal Films' office is located in the borough of Westmount, Montreal, Quebec, and occupies approximately 11,000 square feet under a lease agreement expiring in 2007. Christal Films leases a further 5,000 square feet of space in St. Laurent for storage facilities on a monthly basis.

         CineGroupe operates from two premises in Montreal, Quebec totalling approximately 70,000 square feet, the leases which expire in 2006. They also have a 1,280 square foot office in Los Angeles which lease expires in 2003.

         The LG Studios complex is located at 555 Brooksbank Avenue, North Vancouver, British Columbia. LG Studios' facilities occupy an approximately 14-acre site in a landscaped, park-like setting. The land on which the facilities are situated is owned by LG Studios and is subject to mortgages under five separate term loans. Loans in the amount of approximately $7.8 million and $8.6 million mature in May 2003 and June 2003, respectively. Two loans in the amount of approximately $2.4 million mature in September 2005. The final term loan is in the amount of $1.7 million and matures in May 2007. We have a five-year operating lease for 50,000 square feet with Eagle Creek Studios in Burnaby, British Columbia expiring in 2005.

         Termite Art has leased office space totalling approximately 11,000 square feet in Studio City, California which expires in 2004.

         In July 2002 Mandalay moved from the Paramount Studios lot into office space in Los Angeles.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2002.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

         Our Common Stock is listed on the Toronto Stock Exchange (the "TSE") and the American Stock Exchange ("AMEX") and trades under the symbol "LGF."

TORONTO STOCK EXCHANGE

         The following table sets forth the range of high and low closing sale prices for our Common Stock, as reported by the TSE, for our two most recent fiscal years:

                                High         Low
                                ----         ---
Year ended March 31, 2001
     First Quarter             $ 5.25      $ 3.05
     Second Quarter              4.99        2.70
     Third Quarter               4.00        2.00
     Fourth Quarter              4.10        2.75
Year ended March 31, 2002
     First Quarter               4.35        2.50
     Second Quarter              4.24        3.25
     Third Quarter               4.10        2.61
     Fourth Quarter              4.05        3.20

AMERICAN STOCK EXCHANGE

         The following table sets forth the range of high and low closing sale prices for our Common Stock, as reported by AMEX in U.S. dollars, for our two most recent fiscal years:

                                 High       Low
                                 ----       ---
Year ended March 31, 2001

     First Quarter             US$ 3.75   US$ 2.00
     Second Quarter                3.06       2.00
     Third Quarter                 2.69       1.31
     Fourth Quarter                2.75       1.75

Year ended March 31, 2002

     First Quarter                 2.90       1.59
     Second Quarter                2.74       1.95
     Third Quarter                 2.57       1.75
     Fourth Quarter                2.65       2.00

HOLDERS

         As of July 2, 2002, there were 43,207,399 shares issued and outstanding and 377 registered holders of our Common Stock as confirmed by our transfer agent.

DIVIDEND POLICY

         We have not paid any dividends on our outstanding common shares since our inception and do not anticipate doing so in the foreseeable future. The declaration of dividends on our common shares is within the discretion of our Board of Directors and is restricted by the revolving credit facility and will depend upon the assessment of, among other things, our earnings, financial requirements and operating and financial condition. At the present time, our anticipated capital requirements are such that we intend to follow a policy of retaining earnings in order to finance further development of our business.

         We are limited in our ability to pay dividends on our common shares by limitations under the Company Act (British Columbia) relating to the sufficiency of profits from which dividends may be paid. We are also limited in our ability to pay cash dividends on common shares by our revolving credit facility pursuant to a negative covenant.

         The Series A preferred shares are entitled to cumulative dividends, as and when declared by the Board of Directors at a rate of 5.25% of the offering price per annum, payable semi-annually on the last day of March and September of each year. At our option, the dividend may be paid in cash or additional preferred shares. We declared, and on September 30, 2001 paid in U.S. dollars, a cash dividend of US$817,000 or US$66.94 per share and on March 31, 2002 we declared and paid, in kind, a dividend of US$773,600 or US$66.94 per share by the issue of 273 preferred shares and cash payments of US$77,450 (2001 - cash dividends of US$817,000 or US$66.94 per share were paid in US dollars on each of September 30, 2000 and March 31, 2001).

TAXATION

         The following is a general summary of certain Canadian income tax consequences to United States Holders (who deal at arm's length with the Company) of the purchase, ownership and disposition of Common Shares. For the purposes of this discussion, a "U.S. Holder" means a holder of Common Shares who
(1) for the purposes of the Income Tax Act (Canada) is not, has not, and will not be resident in Canada at any time while he or she holds Common Shares, (2) at all relevant times is a resident of the United States under the Canada-United States Income Tax Convention (1980) (the "Convention"), and (3) does not and will not use or be deemed to use the Common Shares in carrying on a business in Canada. This summary does not apply to U.S. Holders who are insurers. Such U.S. Holders should seek tax advice from their advisors. An actual or prospective investor that is a United States limited liability company in some circumstances may not be considered to be a resident of the United States for the purposes of the Convention and therefore may not be entitled to benefits thereunder.

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

         Amounts in respect of Common Shares paid or credited or deemed to be paid or credited as, on account or in lieu of payment of, or in satisfaction of, dividends to a shareholder who is not a resident of Canada within the meaning of the Income Tax Act (Canada) will generally be subject to Canadian non-resident withholding tax. Such withholding tax is levied at a basic rate of 25% which may be reduced pursuant to the terms of an applicable tax treaty between Canada and the country of residence of the non-resident. Under the Convention, the rate of Canadian non-resident withholding tax on the gross amount of dividends received by a U.S. Holder is generally 15%. However, where such beneficial owner is a company which owns at least 10% of the voting stock of the Company, the rate of such withholding is 5%.

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

         A U.S. Holder will generally not be subject to tax under the Income Tax Act (Canada) in respect of any capital gain arising on a disposition of Common Shares (including on a purchase by the Company) unless at the time of disposition such shares constitute taxable Canadian property of the holder for purposes of the Income Tax Act (Canada) and such holder is not entitled to relief under an applicable tax treaty. If the Common Shares are listed on a prescribed stock exchange at the time they are disposed of, they will generally not constitute taxable Canadian property of a U.S. Holder unless, at any time during the five year period immediately preceding the disposition of the Common Shares, the U.S. Holder, persons with whom he or she does not deal at arm's length, or the U.S. Holder together with non-arm's length persons, had an interest in or option in respect of 25% or more of the issued shares of any class of the capital stock of the Company. In any event, under the Convention, gains derived by a U.S. Holder from the disposition of Common Shares will generally not be subject to tax in Canada unless the value of the Company's shares is derived principally from real or certain other immovable property situated in Canada.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA.

         The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and the notes thereto and
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." The consolidated statements of operations data and other operating data set forth below have been derived from and are qualified by reference to the audited consolidated financial statements and notes thereto included elsewhere herein. Historical results are not necessarily indicative of the results of operations which may be expected in the future. See "Currency and Exchange Rates" for historical exchange rate information.

         The consolidated financial statements of the Company have been prepared in accordance with Canadian generally accepted accounting principles ("GAAP") and, except as noted, the financial data set forth below is presented in accordance with Canadian GAAP. These principles differ in some respects from United States GAAP. For a description of the principal differences between Canadian GAAP and United States GAAP, see note 21, "Reconciliation to United States GAAP" in the Notes to the Consolidated Financial Statements.

                                                                           Fiscal Years Ended March 31,
                                                                           ----------------------------
                                                     2002           2001            2000            1999            1998
                                                     ----           ----            ----            ----            ----
                                                  (all amounts in thousands of Canadian dollars, except per share amounts)
STATEMENTS OF OPERATIONS DATA:
In accordance with Canadian GAAP:

REVENUES                                          $ 426,582       $ 282,226       $ 271,251       $ 118,297       $  64,149
                                                  ---------       ---------       ---------       ---------       ---------
EXPENSES:

   Direct operating                                 250,335         156,420         222,875          92,931          49,175
   Distribution and marketing                       119,362          51,776              --              --              --
   General and administration                        54,272          37,710          31,388          23,555          10,337
   Amortization                                       7,129           8,565           6,875           5,279           1,781
   Severance and relocation costs                        --              --           1,698              --              --

                                                  ---------       ---------       ---------       ---------       ---------
Total expenses                                      431,098         254,471         262,836         121,765          61,293
                                                  ---------       ---------       ---------       ---------       ---------
OPERATING INCOME (LOSS)                              (4,516)         27,755           8,415          (3,468)          2,856
                                                  ---------       ---------       ---------       ---------       ---------
OTHER EXPENSES:

   Interest                                          15,386          11,605           4,665           3,655             951
   Minority interests                                 1,911             881           1,308             612           1,019
   Unusual losses                                     2,115              --              --           1,647              --

                                                  ---------       ---------       ---------       ---------       ---------
Total other expenses                                 19,412          12,486           5,973           5,914           1,970
                                                  ---------       ---------       ---------       ---------       ---------

INCOME (LOSS) BEFORE UNDERNOTED                     (23,928)         15,269           2,442          (9,382)            886
Gain on dilution of investment
in a subsidiary                                       3,375              --              --             839              --
                                                  ---------       ---------       ---------       ---------       ---------
INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY
   INTERESTS                                        (20,553)         15,269           2,442          (8,543)            886
Income taxes                                            503          (3,292)          2,000             304           1,439
                                                  ---------       ---------       ---------       ---------       ---------
INCOME (LOSS) BEFORE EQUITY INTEREST                (21,056)         18,561             442          (8,847)           (553)
Write-down and equity interest in
Investments subject to significant influence        (52,506)         (9,833)         (5,894)         (5,449)             --
Other equity interests                                   --              --             159             140              --
                                                  ---------       ---------       ---------       ---------       ---------
NET INCOME (LOSS)                                   (73,562)          8,728          (5,293)        (14,156)           (553)
Dividends paid on Series A preferred shares          (2,492)         (2,497)           (591)             --              --
Accretion on Series A preferred shares               (3,271)         (3,115)           (727)             --              --
                                                  ---------       ---------       ---------       ---------       ---------
NET INCOME (LOSS) AVAILABLE TO COMMON
   SHAREHOLDERS                                     (79,325)          3,116           6,611         (14,156)           (553)
                                                  ---------       ---------       ---------       ---------       ---------
BASIC AND DILUTED INCOME
   (LOSS) PER COMMON SHARE                            (1.86)      $    0.09       $   (0.22)      $   (1.05)      $    (.10)
                                                  ---------       ---------       ---------       ---------       ---------

In accordance with U.S. GAAP:
   Revenues                                       $ 345,313       $ 264,047        $247,264       $ 114,377       $  56,942
   Net Loss for the Year                            (71,832)      $ (50,217)      $  (2,424)      $ (25,697)      $  (1,435)
   Basic and Diluted Loss Per
   Common Share                                       (1.78)      $   (1.50)      $   (0.11)      $   (1.05)      $   (0.10)

WEIGHTED AVERAGE NUMBER OF

COMMON SHARES OUTSTANDING                            42,753          36,196          30,665          24,575          28,320

OTHER OPERATING DATA:
   Cash flow from (used in)
     operating activities                           (95,012)        (51,334)        (42,652)        (31,730)         42,040
   Cash flow from (used in)
     financing activities                            85,810          82,436          42,079          51,303        (158,012)
   Cash flow from (used in)
     investing activities                            11,093         (45,053)         (6,398)       (118,153)        125,036


BALANCE SHEET DATA:

   Cash and cash equivalents                         10,587          10,485          19,283          26,254           9,064
   Accounts receivable                              186,428         173,112         107,344          60,673          47,816
   Investment in films and
     television programs                            288,310         224,115         128,375          88,949          56,305
   Total assets                                     607,600         583,545         401,973         327,612         250,514
   Bank loans                                       229,141         159,765          13,936          12,185          15,581
   Production loans                                  38,167          24,045          41,838          48,415          30,227
   Long-term debt                                    75,565          65,987          40,607          41,145          27,414
   Shareholders' equity                             120,194         196,789         206,414         166,784         143,951

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         We develop, produce and distribute a targeted range of film and television content in North America and around the world. To reflect our core businesses, this discussion focuses on Motion Pictures, Television, Animation and Studio Facilities. Please also refer to the information in note 17 to the consolidated financial statements.

          The following discussion and analysis should be read in conjunction with the consolidated financial statements and the related notes thereto included in this Form 10-K. The consolidated financial statements have been prepared in accordance with Canadian Generally Accepted Accounting Principles ("GAAP"). The material differences between the accounting policies used by Lions Gate under Canadian GAAP and U.S. GAAP are disclosed in note 21 to the consolidated financial statements. Certain reclassifications have been made in the fiscal 2001 and 2000 consolidated financial statements to conform to the fiscal 2002 presentation, as described in note 2(u).

         The functional currency of our business, defined as the economic environment in which we primarily generate and expend cash, is the Canadian dollar and U.S. dollar for the Canadian and U.S.-based businesses, respectively. In accordance with generally accepted accounting principles in both Canada and the U.S., the financial statements of U.S.-based subsidiaries are translated for consolidation purposes using current exchange rates, with translation adjustments accumulated as a separate component of shareholders' equity.

         On April 1, 2001, we adopted Statement of Financial Accounting Standards ("SFAS") 133 "Accounting for Derivative Instruments and Hedging Activities", where the provisions of SFAS 133 are applicable under Canadian GAAP. SFAS 133 requires that all derivative instruments be reported on the balance sheet at fair value and establishes criteria for the designation and effectiveness of hedging relationships. The cumulative effect of adopting SFAS 133 was not material to the consolidated financial statements.

         On July 10, 2001, a subsidiary of the Company completed an equity financing with a third party for $14.0 million. The gain on dilution of the Company's investment was $3.4 million (net of income taxes of $nil) and resulted in a decrease of $0.2 million in goodwill.

         In November 2001, the Canadian Institute of Chartered Accountants ("CICA") released Handbook Section 3062, "Goodwill and Other Intangible Assets", to be applied by companies for fiscal years beginning on or after January 1, 2002. Early adoption was permitted for companies with their fiscal year beginning on or after April 1, 2001, provided the first interim period financial statements had not been previously issued. The Company elected to early-adopt CICA 3062 on April 1, 2001. Under CICA 3062, goodwill is no longer amortized but is reviewed annually, or more frequently if impairment indicators arise, for impairment, unless certain criteria have been met. CICA 3062 is similar, in many respects, to SFAS 142, "Goodwill and Other Intangible Assets", under U.S. GAAP. Goodwill is required to be tested for impairment between the annual tests if an event occurs or circumstances change that more-likely-than-not reduce the fair value of a reporting unit below its carrying value. Notes 2(c) and 6 to the consolidated financial statements include additional information relating to the net carrying value of goodwill and the proforma effect of the adoption of CICA 3062 on the prior years' consolidated statements of operations.

         On December 20, 2001, we acquired the remaining 50% interest in Eaton Entertainment LLC for $0.2 million. Additionally, we recorded an unusual loss of $1.3 million relating to the non-continuing assets acquired in the transaction.

         CinemaNow is a leader in the IP-delivered video-on-demand market. It is licensing its proprietary Patch-Bay(TM) technology around the world, and is growing its audience of users and subscribers. However, since it hasn't completed its current efforts to raise capital, has experienced recurring losses and cannot demonstrate with reasonable certainty that it has twelve months of cash to fund operations, we are required by Canadian and U.S. GAAP to reassess the carrying value of our investment in CinemaNow. The write-down of the investment of $21.0 million, which had no impact on the fiscal 2002 cash flows, was expensed, as a component of write-down and equity interests in investments subject to significant influence, in the consolidated statement of operations.

         With the authority granted by the Board of Directors, prior to the close of the fourth quarter, management committed to a plan to divest its ownership interest in Mandalay. The investment in Mandalay was written down to its estimated fair value of $15.9 million at March 31, 2002. The fair value of Mandalay takes into account the expiration and non-renewal of Mandalay's international output agreements on December 31, 2001 and the pending expiration of its production and distribution agreement with Paramount Pictures Corp. in fiscal 2003, and is supported by cash expected to be received from Mandalay in the next 12 to 24 months. The write-down of the investment of $17.0 million, which had no impact on the fiscal 2002 cash flows, was expensed, as a component of write-down and equity interests in investments subject to significant influence, in the consolidated statement of operations.

OVERVIEW

         It should be noted that due to the retroactive adoption without restatement of CICA 3062 on April 1, 2001 and SoP 00-2 and CICA 3465 on April 1, 2000, all as described in note 2(c) to the consolidated financial statements, the operating results in each year in the three-year period ended March 31, 2002 are not comparable.

         Net loss as disclosed in the consolidated statements of operations for the year ended March 31, 2002 was $73.6 million, representing a loss of $1.86 per share (after giving effect to the Series A preferred share dividends and accretion on the Series A preferred shares) on 42.8 million weighted average common shares outstanding compared to net income of $8.7 million or $0.09 per share (after giving effect to the Series A preferred share dividends and accretion on the Series A preferred shares) on 36.2 million weighted average common shares outstanding for the year ended March 31, 2001 and a net loss of $5.3 million or $0.22 per share (after giving effect to the Series A preferred share dividends and accretion on the Series A preferred shares) on 30.7 million weighted average common shares outstanding for the year ended March 31, 2000.

         Before write-down and equity interests in investments subject to significant influence (Mandalay and CinemaNow), the loss for the year ended March 31, 2002 of $21.1 million compared to net income of $18.6 million in the year ended March 31, 2001 and $0.4 million in the year ended March 31, 2000.

         EBITDA (defined as earnings before interest, provision for income taxes, amortization, minority interests, unusual losses, write-down and equity interests in investments subject to significant influence) of $2.6 million for the year ended March 31, 2002 has decreased $33.7 million or 92.8% compared to $36.3 million for the year ended March 31, 2001, which had increased $19.3 million or 113.5% compared to $17.0 million for the year ended March 31, 2000.

While management considers EBITDA to be an important measure of comparative operating performance, it should be considered in addition to, but not as a substitute for, operating income, net income and other measures of financial performance reported in accordance with GAAP. EBITDA does not reflect cash available to fund cash requirements. Not all companies calculate EBITDA in the same manner and the measure as presented may not be comparable to similarly-titled measures presented by other companies.

RESULTS OF OPERATIONS

         FISCAL 2002 COMPARED TO FISCAL 2001

         Revenues in fiscal 2002 of $426.6 million increased $144.4 million or 51.2% compared to $282.2 million in fiscal 2001.

         Revenues increased significantly in all businesses in the current year.

         Motion Pictures fiscal 2002 revenue of $251.3 million increased $77.4 million or 44.5% compared to $173.9 million in fiscal 2001. The increase is due primarily to the integration of Trimark in the current year compared to the inclusion of Trimark's post-acquisition revenue for the period October 13, 2000 to March 31, 2001 of $50.3 million in fiscal 2001. Theatrical revenue of $43.6 million increased $23.8 million or 120.2% compared to $19.8 million in the prior year. Significant theatrical releases in the current year included: Monster's Ball with revenue of $11.8 million, "O", with revenue of $8.3 million and The Wash, with revenue of $5.0 million. Other significant theatrical releases included: Amores Perros, Les Boys 3, Lantana and Songcatcher. Video revenue of $154.5 million increased $55.7 million or 56.4% in the current year compared to $98.8 million in the prior year. Significant video releases in the current year included: "O", which was released on video on February 19, 2002 and earned revenue in excess of $22 million in the last six weeks of the current fiscal year, The Wash with video revenue in excess of $10 million and Shadow of the Vampire with video revenue in excess of $5 million. Video library revenue also increased significantly year-over-year. International revenues were relatively consistent year-over-year, while television revenue from motion pictures decreased $5.6 million in fiscal 2002 to $12.7 million due to the timing of the availability of the television windows.

         Television production revenue of $110.7 million increased by $39.2 million or 54.8% from $71.5 million in the prior year, due primarily to the increased number of hours delivered in the current year in all television divisions. In the current year, 48 hours of one-hour drama series were delivered, contributing revenue of $53.5 million. Deliveries in the current year included: 22 episodes of "Mysterious Ways" to PAXTV, NBC (eight of 22 episodes), CTV in Canada and Columbia Tristar internationally; 14 episodes of "Tracker" to the US syndication market, Chum TV in Canada, Telemunchen in Germany and other international broadcasters; eight episodes of "No Boundaries" to WB Network in the U.S., CanWest Global in Canada and international broadcasters; two episodes of "Dead Zone" to UPN in the U.S. and Paramount internationally; and two episodes of "Iron Chef" to UPN in the U.S., City TV and Alliance Atlantis in Canada and international broadcasters. In the prior year, 29 hours of one-hour drama series were delivered for revenue of $44.5 million. Television movies contributed revenue of $31.3 million in the current year. Current year deliveries included: "Superfire" to ABC and international broadcasters; "The Pilot's Wife" to CBS in the U.S. and international broadcasters; and "Attack on the Queen" to TBS in the U.S. and international broadcasters. In the prior year, one television movie was delivered to international territories. In the current year, Termite Art contributed revenue of $23.5 million on the delivery of 78.5 hours of non-fiction programming including 25.5 hours of "Amazing Animal Videos" to Animal Planet, 13 hours of "Incredible Vacation Videos" to Travel Channel;
6.5 hours of "Wild Rescues" to Animal Planet and five hours of "MTV Video

Party". In the prior year, Termite Art delivered 68.5 hours of non-fiction programming for revenue of $18.4 million. Under Canadian GAAP, tax credits earned are included in revenue. Under U.S. GAAP, tax credits earned are recorded as an offset to income tax expense. In fiscal 2002, $28.0 million of tax credits earned were included in revenue.

         In Animation, CineGroupe's revenue of $55.6 million increased $25.9 million or 87.2% compared to $29.7 million in the prior year. The increase was primarily due to increased deliveries in the current year. In the current year, a total of 110.5 half-hours of television programming were delivered (compared to 81.5 half-hours in the prior year) including: 26.5 half-hours of "Sagwa, the Chinese Siamese Cat" to PBS in the U.S. and TVO in Canada; 26 half-hours of "What's With Andy" to ABC Family in the U.S. and Teletoon in Canada; 21 half-hours of "Big Wolf on Campus" to ABC Family in the U.S. and YTV in Canada; 12 half-hours of "Wunchpunch" to Radio Canada and Saban internationally; 12 half-hours of "Kids From Room 402" to ABC Family in the U.S. and Teletoon and TQS in Canada; and nine half-hours of "Galidor - Defender of the Outer Dimension" to Fox Kids and Lego in the U.S. and YTV in Canada. In addition, the feature film Wilderness Station was delivered to distribution partners around the world. Library revenue of $4.7 million, interactive revenue of $1.0 million and service and other revenue of $0.1 million were earned in the current year, compared to $1.2 million, $0.8 million and $1.3 million respectively in the prior year.

         Studio Facilities revenue of $6.6 million increased $1.1 million or 20.0% compared to $5.5 million in the prior year due primarily to an improvement in occupancy levels and revenues generated from additional services now offered at the studios including lighting, equipment and furniture rentals. Stage and office occupancy levels averaged 96% and 94% respectively for the year compared to 94% and 85% respectively in the prior year.

         CineGate earned commission revenue of $2.3 million in the current year on approximately $270.0 million of production financing arranged through the Cinegate joint venture compared to revenue of $1.6 million earned in the prior year. CineGate ceased operations in fiscal 2002 upon the rescission of the tax shelter business by the Canadian government.

         Direct operating expenses of $250.3 million for the year ended March 31, 2002 were 58.7% of revenue, compared to direct operating expenses of $156.4 million, which were 55.4% of revenue in the prior year. Direct operating expenses as a percentage of revenue increased in the current year primarily due to the loss recognized on the delivery of the 14 episodes of "Tracker", the impact of the significant theatrical and video revenues on "O" - a distribution service deal with 15% fees, and the softening of the European marketplace, which has resulted in increased provisions for bad debts. In the current year, we increased our provision for doubtful accounts by $11.8 million (including $2.5 million relating to KirchMedia) and wrote off or cancelled contracts directly against revenue totaling $3.0 million. Excluding tax credits receivable, the provision for doubtful accounts at March 31, 2002 represents 10.3% of accounts receivable, compared to 4.5% at March 31, 2001.

         Distribution and marketing costs (also known as "P&A") of $119.4 million more than doubled, increasing $67.6 million or 130.5% compared to $51.8 million in the prior year. P&A increased year-over-year primarily due to the advertising expenditures on the more significant theatrical and video releases in the current year. Theatrical P&A in the current year of $53.1 million compares to $32.8 million in the prior year. Video P&A of $64.7 million compared to $17.4 million in the prior year due to the significant increase in video activity and video releases being brought "in-house". Revenues earned on videos released through our Universal output deal, which expires on August 31, 2002, are recorded net of distribution and marketing expenses.

In the current year, our most significant video releases, "O" and The Wash, were released directly by Lions Gate, outside of the Universal output deal.

         General and administrative expenses of $54.3 million increased $16.6 million or 44.0% compared to $37.7 million in the prior year. In Motion Pictures, general and administrative expenses increased $7.9 million or 34.3% to $30.9 million from $23.0 million in the prior year primarily as a result of a full year of combined operations with Trimark and the growth of the production and theatrical and video distribution businesses. Television general and administrative expenses of $5.4 million were virtually unchanged year-over-year. Animation general and administrative expenses increased $1.3 million or 46.4% to $4.1 million from $2.8 million in the prior year due to the creation of an international sales department and increased head count at the corporate head office. General and administrative expenses in corporate of $13.6 million increased $7.4 million or 119.4% from $6.2 million primarily due to increased headcount as a result of growth in corporate administration and support functions.

         Amortization of $7.1 million decreased $1.5 million or 17.4% from $8.6 million in the prior year due primarily to a decrease in goodwill amortization of $2.7 million year-over-year as a result of the adoption of CICA 3062 partially offset by increased amortization of capital assets of $1.6 million, primarily in Animation, pertaining to the acquisition of animation and technical services equipment financed through capital leases.

         Year-over-year interest expense of $15.4 million increased by $3.8 million or 32.8% from $11.6 million in the prior year due to borrowings related to the purchase of Trimark and increased production and acquisition activity and bank charges related to bank facilities, partially offset by decreased interest rates.

         Unusual losses of $2.1 million recorded in the current year related to a $1.3 million loss recorded on the acquisition of the remaining 50% of Eaton Entertainment, LLC, a $0.6 million loss on disposal related to the demolition of an existing structure to provide room to build a new 20,500 square foot sound stage at Lions Gate Studios and the write-off of capital assets relating to the downsizing of certain offices.

         The fiscal 2002 provision for income taxes of $0.5 million consists of a $2.0 million provision for income taxes, partially offset by the recognition of the benefits of income tax losses of $1.5 million. At March 31, 2002, we have Canadian non-capital losses of approximately $45.4 million available to reduce Canadian income taxes carried forward for seven years and US$38.1 million (Cdn$60.7 million) for U.S. income tax losses carried forward for fifteen to twenty years.

         In July 2001, Mandalay theatrically released its third feature film, The Score, a US$83 million-budgeted action suspense thriller, starring Robert DeNiro, Edward Norton, Marlon Brando and Angela Bassett and directed by Frank Oz. The worldwide box office on The Score was approximately US$115 million (Cdn$180 million). Serving Sara, a US$40 million-budgeted romantic comedy starring Matthew Perry and Elizabeth Hurley is expected to be released in August, 2002. Principal photography was recently completed on the US$90 million-budgeted Beyond Borders, starring Angelina Jolie and Clive Owen, directed by Martin Campbell. Beyond Borders is expected to be released in early 2003. In the current year we received cash of $8.4 million from Mandalay as a return on our investment which was recorded as an offset to investments subject to significant influence on our consolidated balance sheet. The $28.0 million write-down in Mandalay, recorded in the fourth quarter, was included in write-down and equity interest in investments subject to significant influence.

         The $1.8 million equity interest in the loss of CinemaNow represents 63% of the operating losses of CinemaNow for the nine months ended December 31, 2001 compared to $1.5 million in the year ended March 31, 2001. The $21.0 million write-down in CinemaNow, recorded in the fourth quarter, was included in write-down and equity interest in investments subject to significant influence.

         Our consolidated financial statements have been prepared in accordance with Canadian GAAP. The material differences between the accounting policies used by us under Canadian GAAP and U.S. GAAP are disclosed in note 21 to the consolidated financial statements.

         Under U.S. GAAP the net loss for the year ended March 31, 2002 was $71.8 million. The loss under U.S. GAAP is less than under Canadian GAAP due primarily to the add back of the amortization of pre-operating costs relating to Mandalay and our television one-hour series business, as described in notes 21(a) and 21(b).

         FISCAL 2001 COMPARED TO FISCAL 2000

         Revenue in fiscal 2001 of $282.2 million increased $10.9 million or 4.0% compared to $271.3 million in fiscal 2000.

         Revenue in fiscal 2001 increased significantly in Motion Pictures and was down slightly in Television and Animation due to the timing of deliveries.

         Motion Pictures revenue in fiscal 2001 of $173.9 million increased $27.0 million or 18.4% compared to $146.9 million in fiscal 2000. The increase was due primarily to the inclusion of Trimark's post-acquisition revenue for the period October 13, 2000 to March 31, 2001 of $50.3 million, partially offset by decreased revenue in Lions Gate Films of $23.3 million year-over-year. In Lions Gate Films, the majority of the year-over-year decrease was in theatrical distribution. In fiscal 2000, Dogma (a theatrical distribution service deal) contributed theatrical revenue of close to $20.0 million and to a large extent explains the decrease in fiscal 2001. The Dogma service deal generated fees of 15%, which increased the fiscal 2000 direct operating expenses as a percentage of revenue. Significant theatrical releases in fiscal 2001 included: American Psycho; Shadow of the Vampire; and Big Kahuna. Significant video releases in fiscal 2001 included: American Psycho; Big Kahuna; and Million Dollar Hotel. Television and international revenues were relatively consistent year-over year. Trimark contributed video revenue of approximately $30.0 million, international sales revenue of approximately $14.0 million and television revenue of approximately $7.0 million in fiscal 2001. Significant revenue generators for Trimark included Shriek, Saturday Night Live "Best of" comedy series, and Held Up.

         Television production revenue in fiscal 2001 of $71.5 million decreased by $10.3 million or 12.6% from $81.8 million in fiscal 2000, due primarily to fewer television movie deliveries partially offset by increased deliveries in Termite Art. Trimark contributed Television revenue of $3.7 million. In fiscal 2001, the one-hour drama series business contributed revenue of $44.5 million. Deliveries in fiscal 2001 included: 22 episodes of "Mysterious Ways" to PAXTV, NBC (13 of 22 episodes), CTV and Columbia Tristar; and seven episodes of "Higher Ground" to Fox Family, WIC and Paramount. In fiscal 2000, 37 hours of one-hour drama series were delivered for revenue of $46.0 million. Termite Art contributed revenue of $18.4 million in fiscal 2001 on the delivery of 68.5 hours of non-fiction programming including: 6.5 hours of "Incredible Vacation Videos" to Travel Channel; 6.5 hours of "After Midnight" to Discovery; six hours of VH1 Confidential" to VH1; five hours of "MTV Video Party"; and four hours of "Great Streets" to PBS. In addition, producer fees were earned on the delivery of 19 episodes of "Ripley's Believe It Or Not" to UPN. In fiscal 2001, Termite Art delivered 35 hours of proprietary programming and 12 hours of Ripley's Believe It or Not for total revenue of $11.3 million. The first Avalanche project, The Void, was delivered to international territories in fiscal 2001 and producer fees were earned on four productions. In fiscal 2000, four television movies were delivered for revenue of $24.3 million. In fiscal 2001, $18.2 million of tax credits earned were included in revenue.

         In Animation, CineGroupe's fiscal 2001 revenue of $29.7 million decreased $5.9 million or 16.6% compared to $35.6 million in fiscal 2000. The decrease was due to the timing of deliveries - several episodes were not available for delivery at March 31, 2001 and were subsequently delivered in the first quarter of fiscal 2002. In fiscal 2001 a total of 81.5 half-hours of television programming were delivered including: 40 half-hours of "Wunchpunch" to Radio Canada and Saban; 18 half-hours of "Kids From Room 402" to TQS and Fox Family; 13.5 half-hours of "Sagwa, the Chinese Siamese Cat" to PBS and TVO; and seven half-hours of "Mega Babies" to Teletoon and Fox, as well as the television movie "Lion of Oz" to Disney Channel and TMN. Library revenue of $1.2 million, interactive revenue of $0.8 million and service and other revenue of $1.3 million were earned in fiscal 2001.

         Studio Facilities fiscal 2001 revenue of $5.5 million decreased $1.5 million or 21.4% compared to fiscal 2000 revenue of $7.0 million due to the elimination on financial statement consolidation of $1.5 million of intercompany revenue earned from Lions Gate productions filmed at the Studio Facilities. Stage and office occupancy levels averaged 94% and 85% respectively in fiscal 2001 compared to 96% and 92% respectively in fiscal 2002.

         Since commencing CineGate operations in September 2000, Lions Gate earned commission revenue of $1.6 million on approximately $270.0 million of production financing arranged through the Cinegate joint venture to March 31, 2001.

         Direct operating expenses of $156.4 million in fiscal 2001 were 55.4% of revenue, compared to direct operating expenses of $222.9 million in fiscal 2000, which were 82.2% of revenue. The primary reason for the decrease year-over-year is due to the adoption of SoP 00-2 at the beginning of fiscal 2001. Commencing in fiscal 2001, distribution and marketing expense was disclosed separately rather than as a component of direct operating expenses in fiscal 2000.

         Fiscal 2001 general and administrative expenses of $37.7 million increased $6.3 million or 20.0% compared to fiscal 2000 general and administrative expenses of $31.4 million. In Motion Pictures, general and administrative expenses increased $6.8 million or 42.0% to $23.0 million from $16.2 million in the prior year primarily as a result of combining operations with Trimark in fiscal 2001 and the growth of the production and video distribution businesses in that year. General and administrative expenses in corporate increased primarily due to increased salaries and benefits expenses. General and administrative expenses decreased in Television as a result of cost savings initiatives and remained relatively consistent year-over-year in Animation and Studio Facilities.

         Year-over-year interest expense increased by $6.9 million due to borrowings related to the purchase of Trimark and increased production and acquisition activity and bank charges related to bank facilities.

         Goodwill arising on the Trimark acquisition contributed to an increase in amortization in fiscal 2001 of $1.7 million.

         The fiscal 2001 equity interest in Mandalay consisted of operating losses of $6.4 million and amortization of previously deferred pre-operating costs of $1.9 million.

         The fiscal 2001 equity interest in CinemaNow consisted primarily of our 66.9% of operating losses of $1.2 million and amortization of goodwill of $0.3 million.

         In fiscal 2001, we recognized the benefit of previously unrecognized income tax loss carry-forwards of approximately $5.5 million. At March 31, 2001, we had Canadian non-capital losses of approximately $52.8 million available to reduce Canadian income taxes carried forward for seven years and US$21.3 million for U.S. income tax losses carried forward for twenty years.

         Under U.S. GAAP the net loss was $50.2 million. In the year ended March 31, 2001 the earnings under U.S. GAAP were lower than under Canadian GAAP due primarily to the recognition of the opening SoP 00-2 adjustment as a reduction in net income under U.S. GAAP.

LIQUIDITY AND CAPITAL RESOURCES

        Cash flows used in operating activities in the year ended March 31, 2002 were $95.0 million compared to cash flows used in operating activities of $51.3 million in the year ended March 31, 2001 and $42.7 million in the year ended March 31, 2000, all primarily due to the net increase in investment in films and television programs in fiscal 2002 (increased $69.0 million net in fiscal 2002, $54.8 million net in fiscal 2001 and $40.5 million net in fiscal 2000). Cash flows from financing activities in the year ended March 31, 2002 were $85.8 million compared to cash flows from financing activities of $82.4 million in the year ended March 31, 2001 and $42.1 million in the year ended March 31, 2000, due primarily to the increase in bank loans and net proceeds from production and distribution loans. Cash flows from investing activities of $11.1 million in the current year is due to the $14.0 million third party investment in a subsidiary and $8.4 million received from Mandalay partially offset by additions to animation and studios property and equipment of $12.0 million. In fiscal 2001, the majority of the $45.1 million use of cash in investing activities was due to the acquisition of Trimark and in fiscal 2000 the entire $6.4 million use of cash was due to the purchase of property and equipment.

        Our liquidity and capital resources were provided during the year ended March 31, 2002 principally through cash generated from operations, a US$200 million (Cdn$318.8 million) "borrowing base" revolving credit facility with J.P. Morgan Securities which closed in September 2000, and German tax shelter financing, which has been made available to us on several productions including Frailty, Cat's Meow, Liberty Stands Still and I Fought the Law, which were all delivered in fiscal 2002. The credit facility is limited by our borrowing base, which includes certain accounts receivable and "library" credits. Management projects that the difference between the borrowing base and the amount borrowed over the next four quarters will be positive resulting in excess borrowing capacity. In December 2001, the third party valuation of our borrowing base films and television programs library was updated as at September 30, 2001. In accordance with the valuation methods used, the borrowing base excludes unreleased theatrical projects at September 30, 2001 such as Monster's Ball, The Wash and Frailty. At March 31, 2002, the borrowing base assets totaled US$152.1 million (Cdn$242.5 million).

         The nature of our business is such that significant initial expenditures are required to produce and acquire films and television programs, while revenues from these films and television programs are earned over an extended period of time after their completion or acquisition. As our operations grow, our financing requirements are expected to grow and management projects the continued use of cash in operating activities and therefore we are dependent on continued access to external sources of financing. We believe that cash flow from operations, cash on hand, credit lines available and tax shelter financing available will be adequate to meet known operational cash requirements for the foreseeable future, including the funding of future film and television production, film rights acquisitions, and theatrical and video release schedules. We monitor our cash flow, interest coverage, liquidity, capital base and debt-to-total capital ratios with the long-term goal of maintaining our creditworthiness.

        Our current financing strategy is to finance substantially with equity at the corporate level and to leverage investment in film and television programs through operating credit facilities and single-purpose production financing. We usually obtain financing commitments, including, in some cases, funds from government incentive programs and foreign distribution commitments to cover, on average, at least 70% of the budgeted third-party costs of a project before commencing production.

        Our 5.25% convertible, non-voting redeemable Series A Preferred Shares are entitled to cumulative dividends, as and when declared by the Board of Directors, payable semi-annually on the last day of March and September of each year. We have the option of paying such dividends either in cash or additional preferred shares. We paid the March 31, 2002 dividend in additional preferred shares. We do not pay and do not intend to pay, and are restricted from paying by our revolving credit facility, dividends on common shares, giving consideration to our business strategy and investment opportunities. We believe it to be in the best interest of shareholders to invest all available cash in the expansion of our business.

CRITICAL ACCOUNTING POLICIES

         We believe that the application of the following accounting policies, which are important to our financial position and results of operations, requires significant judgments and estimates on the part of management. For a summary of all of our accounting policies, including the accounting policies discussed below, see note 2 to the consolidated financial statements.

         We accrue for video returns and allowances in the financial statements based on previous returns and allowances history on a title-by-title basis in each of the video businesses. There may be differences between actual returns and allowances and our historical experience.

         We capitalize costs of production, including financing costs, and distribution to investment in films and television programs. These costs are amortized to direct operating expenses in accordance with SoP 00-2. These costs are stated at the lower of unamortized film or television program costs or fair value. These costs for an individual film or television program are amortized in the proportion that current period actual revenues bear to management's estimates of the total revenue expected to be received from such film or television program over a period not to exceed ten years from the date of delivery. As a result, if revenue estimates change with respect to a film or television program, we may be required to write down all or a portion of the unamortized costs of such film or television program. No assurance can be given that unfavorable changes to revenue estimates will not occur, which may result in significant write-downs affecting our results of operations and financial condition.

         Revenue is driven by audience acceptance of a film or television program, which represents a response not only to artistic merits but also to critics' reviews, marketing and the competitive market for entertainment, general economic conditions, and other intangible factors, all of which can change rapidly. Actual production costs may exceed budgets. Risk of labour disputes, disability of a star performer, rapid changes in production technology, shortage of necessary equipment and locations or adverse weather conditions may cause cost overruns. We generally maintain insurance policies ("completion bonds" and "essential elements insurance" on key talent), mitigating certain of these risks.

CURRENCY RISK MANAGEMENT

         Additionally, as part of our overall risk management program, we evaluate and manage our exposure to changes in interest rates and currency exchange risks on an ongoing basis. In the current year we entered into foreign currency contracts to hedge foreign currency risk on one television production. These forward exchange contracts do not subject us to risk from exchange rate movements because gains and losses on the contracts offset losses and gains on the transactions being hedged. No collateral or other security was pledged as security to support these financial instruments. Other hedges and derivative financial instruments will be used in the future, within guidelines approved or to be approved by the Board of Directors for counterparty exposure, limits and hedging practices, in order to manage our interest rate and currency exposure. We have no intention of entering into financial derivative contracts, other than to hedge a specific financial risk.

         Our principal currency exposure is between Canadian and U.S. dollars, although this exposure has been significantly mitigated through the structuring of the US$200 million revolving credit facility as a US$25 million Canadian dollar facility and a US$175 million U.S. dollar credit facility. Each facility is borrowed and repaid in the respective country of origin, in local currency.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Market risks relating to our operations result primarily from changes in interest rates and changes in foreign currency exchange rates. Our exposure to interest rate risk results from the financial debt instruments that arise from transactions entered into during the normal course of business.

         Debt. We are exposed to cash flow risk due to changes in market interest rates related to our outstanding debt. For example, our credit facilities and some of our long-term debt bears interest on borrowings outstanding at various time intervals and at market rates based on either the Canadian prime rate or the U.S. prime rate, plus a margin ranging from 0.47% to 4.0%. Our principal risk with respect to our long-term debt is changes in these market rates.

         The table below presents principal debt repayments and related weighted average interest rates for our credit facilities and long-term debt obligations at March 31, 2002 by expected maturity date.

                                         Expected Maturity Date
                                         ----------------------
                                          Year ending March 31,
                                          ---------------------
                       2003          2004          2005          2006          2007
                       ----          ----          ----          ----          ----
                                           (amounts in thousands)
BANK LOANS:

Variable (1)               --            --            --      $222,961            --
Variable (2)         $  6,180            --            --            --            --

LONG-TERM DEBT:
Fixed (3)            $  1,160      $ 32,257      $    146      $  2,052            --
Fixed (4)                  --      $ 31,628            --            --            --
Fixed (5)            $  1,894      $  1,852      $    924            --            --
Variable (6)         $ 30,384      $  9,250      $    456            --            --

--------------
(1) Revolving credit facilities which expire September 25, 2005. Average variable interest rate on principal of $37,103 equal to Canadian prime plus 1.5% and average variable interest rate on principal of $185,858 equal to U.S. prime plus 1.5%.

(2) Line of credit due July 31, 2002 at Canadian prime plus 1% and demand loans at Canadian prime plus 0% - 4%.

(3)  Fixed interest rate equal to 6.43%.

(4)  Non interest-bearing. US$19.8 million.

(5)  Fixed interest rate equal to 10.8%.

(6)  Average variable interest rate equal to Canadian prime plus 1.4%.

         Commitments. The table below presents future commitments under contractual obligations and commercial commitments at March 31, 2002 by expected maturity date.

                                              Expected Maturity Date
                                              ----------------------
Year ending
March 31,                    2003        2004        2005        2006        2007
---------                    ----        ----        ----        ----        ----
                                          (Amounts in thousands)
Operating Leases           $ 4,481      $3,864      $3,365      $2,411      $1,780

Employment Contracts       $ 6,284      $3,611          --          --          --

Unconditional
purchase obligations       $26,805      $5,117          --          --          --

Distribution and
marketing commitments      $ 7,793          --          --          --          --

Production guarantee       $   159          --          --          --          --

Corporate guarantee        $   500          --          --          --          --

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

         We have entered into foreign exchange contracts to hedge future production expenses denominated in Canadian, Australian and New Zealand dollars. Gains and losses on the foreign exchange contracts are capitalized and recorded as production costs when the gains and losses are realized. At March 31, 2002, we had contracts to sell US$10.1 million in exchange for Cdn$16.3 million over a period of nine months at a weighted average exchange rate of 1.5952. During the year, we completed foreign exchange contracts denominated in Australian and New Zealand dollars. The net loss resulting from the completed contracts amount to $nil. These contracts are entered into with a major financial institution. We are exposed to credit loss in the event of nonperformance by the counterparty, which is limited to the cost of replacing the contracts, at current market rates. We do not require collateral or other security to support these contracts. Unrecognized gains at March 31, 2002 amounted to Cdn$0.5 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The Auditors' Report and our Consolidated Financial Statements and Notes thereto appear in a separate section of this report (beginning on page 44 following Part IV). The index to our Consolidated Financial Statements is included in Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         PricewaterhouseCoopers LLP ("PwC") were our auditors for the fiscal year ended March 31, 2001 and had been our auditors since November 1997. On July 29, 2001, the Board of Directors, upon the recommendation of the Audit Committee and the Company's senior management, requested the resignation of PwC as the Company's auditors effective as of July 24, 2001.

         PwC's reports on the consolidated financial statements for fiscal years ended March 31, 2001 and 2000 did not contain an adverse opinion, disclaimer of opinion, or qualification or modification as to uncertainty, audit scope or accounting principles. In addition, there were no disagreements within the meaning of Item 304(a)(1)(iv) of the Securities and Exchange Commission Regulation S-K for the fiscal years ended March 31, 2001 and 2000 and the interim period ending July 29, 2001.

         PwC has advised the Company and the Audit Committee of the following matters under Item 304(a)(1)(v):

         1. The Company does not presently have procedures that are effective in ensuring that the information relevant to international sales revenue recognition is collected and reported to ensure that the timing of certain revenue recognition is appropriate.

         2. A number of material adjustments recorded by management were identified by the auditors during the audit. The auditors advised that while internal controls over systems were adequate, lack of timely monitoring controls over systems output and accounting entries, such as reconciliations of account balances, analysis and review of transactions, balances and adjustments, may have contributed to the number of adjustments. The auditors have advised that they were not able to determine whether the matters raised were related solely to significant events that occurred during the year ended March 31, 2001 as the auditors were dismissed upon completion of the audit for the year ended March 31, 2001.

         3. The Company should undertake additional training and support of its accounting employees and management to ensure employees and management are able to fulfill their assigned functions.

         In response to PwC's comment 1, the Company continues to monitor its international sales revenue recognition practices in light of the Company's ongoing development.

         In response to PwC's comment 2, the Company notes again that PwC advised the Audit Committee at the conclusion of its audit that the internal controls at the Company were adequate, however, management acknowledges that certain processes could be improved upon. The Company is committed to a strong internal control environment and related processes.

         In response to PwC's comment 3, the Company notes that in fiscal 2001 it had grown substantially and as the Company continues to grow, it will continue to hire and train staff to support the accounting function.

         The Company has filed PwC's letter to the SEC and Canadian commissions as an Exhibit to its Report on Form 8-K/A filed September 4, 2001.

         The Board of Directors hired Ernst & Young LLP to replace PwC as the Company's independent auditors effective August 18, 2001.

         PwC has reissued for inclusion in this report their audit report on our consolidated financial statements as of March 31, 2001 and for each of the two years in the period then ended. In connection with providing that updated report, we have agreed to indemnify PwC for the payment of all unrecovered third party legal costs and expenses incurred in PwC's successful defense of any legal action or proceeding that arises as a result of PwC's previous audit report on our past financial statements in the filing of this report with the SEC. However, this indemnification provision will be void, and any advanced funds will be returned to us, if a court, after adjudication, finds PwC liable for professional malpractice.

         Insofar as indemnification for liabilities arising under the U.S. federal securities laws may be permitted to PwC, we have been advised that in the opinion of the SEC such indemnification is against public policy as expressed in U.S. federal securities laws and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by us of expenses incurred or paid by PwC in the successful defense of any action, suit or proceeding) is asserted by PwC, we will, unless in the opinion of our counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by us is against public policy as expressed in the U.S. federal securities laws and will be governed by the final adjudication of such issue.

                                    PART III

         The information required by Items 10, 11, 12 and 13 of Part III of this annual report on Form 10-K is incorporated by reference from and will be contained in our definitive proxy statement for our annual meeting of stockholders to be filed with the SEC by July 29, 2002 except as set forth under
Item 12 below.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

ITEM 11. EXECUTIVE COMPENSATION.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

                      Equity Compensation Plan Information
                              As of March 31, 2002

        Plan Category           Number of securities to be    Weighted-average exercise   Number of securities remaining
                                  issued upon exercise of       price of outstanding       available for future issuance
                                   outstanding options,         options, warrants and        under equity compensation
                                    warrants and rights                rights               plans (excluding securities
                                                                                             reflected in column (a))
        -------------           --------------------------    -------------------------   ------------------------------
                                            (a)                          (b)                            (c)
                                --------------------------    -------------------------   ------------------------------
  Equity compensation plans
   approved by shareholders              6,768,162                      $4.44                        1,163,088
                                --------------------------    -------------------------   ------------------------------
Equity compensation plans not
   approved by shareholders                  -                            -                              -
                                --------------------------    -------------------------   ------------------------------
            Total                        6,768,162                        -                          1,163,088
                                --------------------------    -------------------------   ------------------------------

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      The following documents are filed as part of this report:

         1.   Financial Statements

              The financial statements listed on the accompanying Index to Financial Statements are filed as part of this report at pages 44 to 91.

         2.   Exhibits

              The exhibits listed on the accompanying Index to Exhibits are filed as part of this report at pages 92 to 94.

(b)      Reports on Form 8-K

         There were no reports on Form 8-K filed during the quarter ended March 31, 2002.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         LIONS GATE ENTERTAINMENT CORP.


        DATE: July 15, 2002              By:      /s/ FRANK GIUSTRA
                                             ----------------------------------
                                                      Frank Giustra
                                                  Chairman and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         We the undersigned directors and officers of Lions Gate Entertainment Corp. hereby constitute and appoint Frank Giustra and Jon Feltheimer, or either of them, our true and lawful attorneys and agents, with full power of substitution and resubstitution, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, that said attorneys and agents, or either of them, may deem necessary or advisable to enable said corporation to comply with the Securities and Exchange Act of 1934, as amended, any rules, regulations, and requirements of the Securities and Exchange Commission, in connection with this report, including specifically, but not limited to, power and authority to sign for us or any of us in our names and in the capacities indicated below, any and all amendments and supplements to this report, and we hereby ratify and confirm all that the said attorneys and agents, or any of them, shall do or cause to be done by virtue hereof.

          Signatures                                Title                                Date
          ----------                                -----                                ----
        /s/ MARK AMIN                    Vice Chairman and Director                  July 15, 2002
------------------------------
          Mark Amin

    /s/ THOMAS AUGSBERGER                Director                                    July 15, 2002
------------------------------
      Thomas Augsberger


      /s/ MICHAEL BURNS                  Vice Chairman and Director                  July 15, 2002
------------------------------
        Michael Burns


        /s/ DREW CRAIG                   Director                                    July 15, 2002
------------------------------
          Drew Craig


     /s/ ARTHUR EVRENSEL                 Director                                    July 15, 2002
------------------------------
       Arthur Evrensel


      /s/ JON FELTHEIMER                 Chief Executive Officer and Director        July 15, 2002
------------------------------           (Principal Executive Officer)
        Jon Feltheimer

    /s/ DOUGLAS M. HOLTBY                Director                                    July 15, 2002
------------------------------
      Douglas M. Holtby


       /s/ JOE HOUSSIAN                  Director                                    July 15, 2002
------------------------------
         Joe Houssian


       /s/ GORDON KEEP                   Senior Vice President, Secretary and        July 15, 2002
------------------------------           Director
         Gordon Keep


      /s/ HOWARD KNIGHT                  Director                                    July 15, 2002
------------------------------
        Howard Knight


      /s/ MORLEY KOFFMAN                 Director                                    July 15, 2002
------------------------------
        Morley Koffman


     /s/ PATRICK LAVELLE                 Director                                    July 15, 2002
------------------------------
       Patrick Lavelle


        /s/ ANDRE LINK                   President and Director                      July 15, 2002
------------------------------
          Andre Link


      /s/ HARALD LUDWIG                  Director                                    July 15, 2002
------------------------------
        Harald Ludwig


    /s/ G. SCOTT PATERSON                Director                                    July 15, 2002
------------------------------
      G. Scott Paterson


      /s/ E. DUFF SCOTT                  Director                                    July 15, 2002
------------------------------
        E. Duff Scott


       /s/ HARRY SLOAN                   Director                                    July 15, 2002
------------------------------
         Harry Sloan


     /s/ MARNI WIESHOFER                 Chief Financial Officer                     July 15, 2002
------------------------------           (Principal Accounting and Financial
       Marni Wieshofer                   Officer)


                          INDEX TO FINANCIAL STATEMENTS

                                                                                      Page
Description of Financial Statement                                                   Number
----------------------------------                                                   ------
Report of Independent Auditors.....................................................      44
Lions Gate Entertainment Corp. Consolidated Balance Sheets.........................      45
Lions Gate Entertainment Corp. Consolidated Statements of Operations...............      46
Lions Gate Entertainment Corp. Consolidated Statements of Shareholders' Equity.....      47
Lions Gate Entertainment Corp. Consolidated Statements of Cash Flows...............      48
Lions Gate Entertainment Corp. Notes to the Consolidated Financial Statements......   49-79
Report of Independent Auditors.....................................................      80
Mandalay Pictures, LLC Consolidated Balance Sheets.................................      81
Mandalay Pictures, LLC Consolidated Statements of Operations.......................      82
Mandalay Pictures, LLC Consolidated Statement of Changes in Members' Equity........      83
Mandalay Pictures, LLC Consolidated Statements of Cash Flows.......................      84
Mandalay Pictures, LLC Notes to Consolidated Financial Statements..................   85-91

                         REPORT OF INDEPENDENT AUDITORS

To the Shareholders of Lions Gate Entertainment Corp.


         We have audited the accompanying consolidated balance sheet of Lions Gate Entertainment Corp. as of March 31, 2002 and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of CineGroupe Corporation, a consolidated subsidiary (see note 21 (m)) which statements reflect total assets of $84.4 million as of March 31, 2002, and total revenues of $55.5 million for the year then ended. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for CineGroupe Corporation, is based solely on the report of the other auditors. The financial statements of Lions Gate Entertainment Corp. for the years ended March 31, 2001 and 2000 were audited by other auditors, whose report dated June 22, 2001 expressed an unqualified opinion on those statements.

         We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of other auditors provide a reasonable basis for our opinion.

         In our opinion, based on our audit and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lions Gate Entertainment Corp. at March 31, 2002, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in Canada.


                                               /s/ERNST & YOUNG LLP

Los Angeles, California
July 1, 2002

                         LIONS GATE ENTERTAINMENT CORP.
                           CONSOLIDATED BALANCE SHEETS
                 (ALL AMOUNTS IN THOUSANDS OF CANADIAN DOLLARS)

                                                                        MARCH 31, 2002        March 31, 2001

ASSETS
Restricted cash                                                            $   1,125             $      --
Cash and  cash equivalents                                                    10,587                10,485
Accounts receivable, net of reserve for video returns of $9,387
(2001 - $10,675) and provision for doubtful accounts of $17,931
(2001 - $6,141)                                                              186,428               173,112
Investment in films and television programs                                  288,310               224,115
Investments subject to significant influence                                  15,942                77,230
Property and equipment                                                        50,582                44,212
Goodwill, net of accumulated amortization of $8,093
(2001 - $8,184)                                                               38,816                34,924
Other assets                                                                  15,067                19,467
Future income taxes                                                              743                    --
                                                                           ---------             ---------
                                                                           $ 607,600             $ 583,545
                                                                           =========             =========

LIABILITIES

Bank loans                                                                 $ 229,141             $ 159,765
Accounts payable and accrued liabilities                                      82,224                76,297
Accrued participations and residuals costs                                    26,760                36,398
Production loans                                                              38,167                24,045
Long-term debt                                                                75,565                65,987
Deferred revenue                                                              22,029                22,283
Future income taxes                                                               --                   757
Minority interests                                                            13,520                 1,224
                                                                           ---------             ---------
                                                                             487,406               386,756
                                                                           =========             =========
Commitments and Contingencies

SHAREHOLDERS' EQUITY

Preferred shares, 200,000,000 shares authorized, issued in
series, including 1,000,000 series A (11,830 and 12,205
shares issued and outstanding) and 10 series B (10 and 10
shares issued and outstanding) (liquidation preference $30,167)               45,002                43,538
Common stock, no par value, 500,000,000 shares authorized,
43,231,921 and 42,296,838 issued and outstanding                             226,130               222,985
Deficit                                                                     (159,225)              (79,900)
Cumulative translation adjustments                                             8,287                10,166
                                                                           ---------             ---------
                                                                             120,194               196,789
                                                                           ---------             ---------
                                                                           $ 607,600             $ 583,545
                                                                           =========             =========


                             SEE ACCOMPANYING NOTES.

                         LIONS GATE ENTERTAINMENT CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
    (ALL AMOUNTS IN THOUSANDS OF CANADIAN DOLLARS, EXCEPT PER SHARE AMOUNTS)

                                                                   YEAR ENDED           Year Ended            Year Ended
                                                                 MARCH 31, 2002       March 31, 2001        March 31, 2000
REVENUES                                                           $ 426,582             $ 282,226             $ 271,251
                                                                   ---------             ---------             ---------
EXPENSES:
     Direct operating                                                250,335               156,420               222,875
     Distribution and marketing                                      119,362                51,776                    --
     General and administration                                       54,272                37,710                31,388
     Amortization                                                      7,129                 8,565                 6,875
     Severance and relocation costs                                       --                    --                 1,698
                                                                   ---------             ---------             ---------
       Total expenses                                                431,098               254,471               262,836
                                                                   ---------             ---------             ---------
OPERATING INCOME (LOSS)                                               (4,516)               27,755                 8,415
                                                                   ---------             ---------             ---------
OTHER EXPENSES:

     Interest on debt initially incurred for a term of
     more than one year (net of interest income of $0.4
     million (2001-$0.6 million; 2000 - $0.5 million)                 15,386                11,605                 4,665
     Minority interests                                                1,911                   881                 1,308
     Unusual losses                                                    2,115                    --                    --
                                                                   ---------             ---------             ---------
          Total other expenses                                        19,412                12,486                 5,973
                                                                   ---------             ---------             ---------

INCOME (LOSS) BEFORE UNDERNOTED                                      (23,928)               15,269                 2,442
Gain on dilution of investment in a
   subsidiary                                                          3,375                    --                    --
                                                                   ---------             ---------             ---------

INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY INTERESTS               (20,553)               15,269                 2,442
Income taxes                                                             503                (3,292)                2,000
                                                                   ---------             ---------             ---------
INCOME (LOSS) BEFORE EQUITY INTERESTS                                (21,056)               18,561                   442
Write-down and equity interest in investments subject
   to significant influence                                          (52,506)               (9,833)               (5,894)
Other equity interests                                                    --                    --                   159
                                                                   ---------             ---------             ---------
NET INCOME (LOSS)                                                    (73,562)                8,728                (5,293)
Dividends on Series A preferred shares                                (2,492)               (2,497)                 (591)
Accretion on Series A preferred shares                                (3,271)               (3,115)                 (727)
                                                                   ---------             ---------             ---------
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS                 $ (79,325)            $   3,116             $  (6,611)
                                                                   =========             =========             =========

BASIC AND DILUTED INCOME (LOSS)
   PER COMMON SHARE                                                $   (1.86)            $    0.09             $   (0.22)
                                                                   =========             =========             =========

                             SEE ACCOMPANYING NOTES.

                         LIONS GATE ENTERTAINMENT CORP.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
    (ALL AMOUNTS IN THOUSANDS OF CANADIAN DOLLARS, EXCEPT PER SHARE AMOUNTS)

                                                                                                             CUMULATIVE
                                                     SERIES A PREFERRED    SERIES B PREFERRED                TRANSLATION
                                COMMON STOCK              SHARES                 SHARES           DEFICIT    ADJUSTMENTS    TOTAL
                           NUMBER        AMOUNT      NUMBER     AMOUNT     NUMBER      AMOUNT
Balance at March 31,
1999                     30,607,418    $ 177,068         --    $     --         --   $     --   $  (14,709)   $  4,425    $ 166,784
Public offering                                      13,000      42,711                                                      42,711
5,525,000 warrants
issued in
conjunction with
public offering                  --        5,659                                                                              5,659
Conversion of Series
A preferred shares          795,000        2,446       (795)     (2,446)                                                         --
Exercise of stock
options                      58,333          239                                                                                239
Net income (loss)
available to common
shareholders                                                                                        (6,611)                  (6,611)
Accretion of Series
A preferred shares                                       --         613                                                         613
Series B preferred
shares                                                                          10         --                                    --
Foreign currency
translation
adjustment                                                                                                      (2,981)      (2,981)
                         ----------    ---------     ------    --------   --------   --------   ----------    --------    ---------
Balance at March 31,
2000                     31,460,751      185,412     12,205      40,878         10         --      (21,320)      1,444      206,414
Effect of adoption
of accounting
pronouncements                                                                                     (61,696)                 (61,696)
Issued upon
acquisition of
subsidiary               10,229,837       34,976                                                                             34,976
Issued pursuant to a
settlement agreement
with employee               600,000        2,250                                                                              2,250
Exercise of stock
options                       6,250           14                                                                                 14
Stock options
granted in
conjunction with
acquisition of a
subsidiary                       --          333                                                                                333
Net income (loss)
available to common
shareholders                                                                                         3,116                    3,116
Accretion of Series
A preferred shares                                       --       2,660                                                       2,660
Foreign currency
translation
adjustment                                                                                                       8,722        8,722
                         ----------    ---------     ------    --------   --------   --------   ----------    --------    ---------
Balance at March 31,
2001                     42,296,838      222,985     12,205      43,538         10         --      (79,900)     10,166      196,789
Conversion of Series
A preferred shares          648,000        2,398       (648)     (2,398)                                                         --
Exercise of stock
options                      87,083          214                                                                                214
Issued pursuant to
share bonus plan            200,000          533                                                                                533
Stock dividends                                         273       1,110                                                       1,110
Net income (loss)
available to common
shareholders                                                                                       (79,325)                 (79,325)
Accretion of Series
A preferred shares                                       --       2,752                                                       2,752
Foreign currency
translation
adjustments                                                                                                     (1,879)      (1,879)
                         ----------    ---------     ------    --------   --------   --------   ----------    --------    ---------
Balance March 31,
2002                     43,231,921    $ 226,130     11,830    $ 45,002         10   $     --   $ (159,225)   $  8,287    $ 120,194
                         ==========    =========     ======    ========   ========   ========   ==========    ========    =========

                             SEE ACCOMPANYING NOTES.

                         LIONS GATE ENTERTAINMENT CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 (ALL AMOUNTS IN THOUSANDS OF CANADIAN DOLLARS)

                                                                            YEAR ENDED         Year Ended         Year Ended
                                                                          MARCH 31, 2002     March 31, 2001     March 31, 2000
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:

Net income (loss)                                                          $    (73,562)      $      8,728       $     (5,293)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
     Amortization of property and equipment                                       4,873              3,309              2,584
     Amortization of goodwill                                                        --              2,708              2,473
     Write-off of projects in development                                         1,294              1,586                856
     Amortization of pre-operating costs                                            962                962                962
     Amortization of deferred financing costs                                     1,842              1,322                199
     Amortization of films and television programs                              247,618            153,797            220,423
     Gain on dilution of investment in a subsidiary                              (3,375)                --                 --
     Unusual losses                                                               2,115                 --                 --
     Minority interests                                                           1,911                881              1,308
     Write-down and equity interest in investments subject to
     significant influence                                                       52,506              9,833              5,894
     Other equity interest                                                           --                 --               (159)
Changes in operating assets and liabilities, excluding the effects of acquisitions:

     Accounts receivable                                                         (5,314)           (15,412)           (46,671)
     Increase in investment in films and television programs                   (316,591)          (208,586)          (260,905)
     Other assets                                                                   673             (8,046)            (3,272)
     Future income taxes                                                         (1,266)            (4,708)               163
     Accounts payable and accrued liabilities                                     1,251             (7,279)            14,888
     Accrued participations and residuals costs                                  (9,638)             8,289             15,409
     Deferred revenue                                                              (311)             1,282              8,489
                                                                           ------------       ------------       ------------
                                                                                (95,012)           (51,334)           (42,652)
                                                                           ------------       ------------       ------------
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:

Issuance of capital stock                                                           215                 14             48,495
Dividends paid on Series A preferred shares                                      (1,382)            (2,497)              (591)
Financing fees                                                                   (1,976)            (6,876)              (461)
Increase in bank loans                                                           66,870             86,368              2,200
Increase in restricted cash                                                      (1,125)                --                 --
Proceeds from production and distribution loans                                  44,228             13,880             35,900
Repayment of production and distribution loans                                  (30,202)           (32,661)           (42,477)
Proceeds from long-term debt                                                     14,116             26,792              3,162
Repayment of long-term debt                                                      (4,934)            (2,584)            (4,149)
                                                                           ------------       ------------       ------------
                                                                                 85,810             82,436             42,079
                                                                           ------------       ------------       ------------
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:

Minority investment in subsidiary                                                14,000                 --                 --
Cash received from investment in Mandalay Pictures, LLC                           8,394                 --                 --
Acquisition of Eaton Entertainment, LLC, net of cash acquired                       745                 --                 --
Acquisition of Sterling Home Entertainment, LLC, net of cash
acquired                                                                             --             (3,168)                --
Acquisition of Trimark Holdings Inc.                                                 --            (39,370)                --
Purchase of property and equipment                                              (12,046)            (2,515)            (6,398)
                                                                           ------------       ------------       ------------
                                                                                 11,093            (45,053)            (6,398)
                                                                           ------------       ------------       ------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                           1,891            (13,951)            (6,971)
FOREIGN EXCHANGE EFFECT ON CASH                                                  (1,789)             5,153                 --
CASH AND CASH EQUIVALENTS-BEGINNING OF YEAR                                      10,485             19,283             26,254
                                                                           ------------       ------------       ------------
CASH AND CASH EQUIVALENTS-END OF YEAR                                      $     10,587       $     10,485       $     19,283
                                                                           ============       ============       ============

                             SEE ACCOMPANYING NOTES.

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

2.   SIGNIFICANT ACCOUNTING POLICIES

     (a) GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

     These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in Canada ("Canadian GAAP") which conforms, in all material respects, with the accounting principles generally accepted in the United States ("U.S. GAAP"), except as described in note 21. The Canadian dollar and the U.S. dollar are the functional currencies of the Company's Canadian and U.S. based businesses, respectively. These consolidated financial statements are expressed in Canadian dollars, with the translation of financial statements of individual entities in accordance with note 2(o).

     (b) PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements of Lions Gate Entertainment Corp. ("the Company" or "Lions Gate") include the accounts of Lions Gate and all of its majority-owned and controlled subsidiaries, with a provision for minority interests, and the Company's proportionate share of assets, liabilities, revenues and expenses of jointly controlled companies. The Company controls a subsidiary company through a combination of existing voting interests and an ability to exercise various rights under certain shareholder agreements and debentures to acquire common shares.

     (c) ACCOUNTING CHANGES

     GOODWILL-

     On November 1, 2001, the Canadian Institute of Chartered Accountants ("CICA") released Section 3062, "Goodwill and Other Intangible Assets", to be applied by companies for fiscal years beginning on or after January 1, 2002. Early adoption was permitted for companies with their fiscal year beginning on or after April 1, 2001, provided the first interim period financial statements had not been previously issued. The Company elected to early-adopt CICA 3062 on April 1, 2001. Under CICA 3062, goodwill is no longer amortized but is reviewed annually, or more frequently if impairment indicators arise, for impairment, unless certain criteria have been met, and is similar, in many respects, to Statement of Financial Accounting Standards ("SFAS") 142, "Goodwill and Other Intangible Assets", under U.S. GAAP. In accordance with the adoption provisions of CICA 3062, goodwill is required to be tested for impairment on the date of adoption. Under SFAS 142 goodwill is required to be tested for impairment within six months of adoption, as of the beginning of the year. At April 1, 2001 and September 30, 2001, it was determined that the fair value of each of the reporting units was in excess of its carrying value including goodwill and, therefore, no further work was required and an impairment loss was not required. Goodwill is required to be tested for impairment between the annual tests if an event occurs or circumstances change that more-likely-than-not reduce the fair value of a reporting unit below its carrying value. The amortization provisions of CICA 3062 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the amortization and impairment provisions of CICA 3062 are effective upon adoption of CICA 3062. (Refer to note 1(k) for additional information.)

     ACCOUNTING FOR FILMS AND TELEVISION PROGRAMS-

     In June 2000, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 00-2 "Accounting by Producers or Distributors of Films" ("SoP 00-2"). SoP 00-2 establishes new accounting standards for producers or distributors of films, including changes in revenue recognition, capitalization and amortization of costs of acquiring films and television programs and accounting for exploitation costs, including advertising and marketing expenses. The Company elected early adoption of SoP 00-2 and retroactively adopted SoP 00-2 effective as of April 1, 2000. The Company also elected to adopt SoP 00-2 for Canadian GAAP purposes. The prior years' financial statements were not restated, as the effect of the new policy on the prior periods was deemed not reasonably determinable. Accordingly, opening accumulated deficit for the year ended March 31, 2001 was reduced to reflect the cumulative effect of the accounting change in the amount of $58.9 million (net of income taxes of $2.2 million). The principal changes as a result of applying SoP 00-2 are as follows:

     Advertising and marketing costs, which were previously capitalized to investment in films and television programs and amortized using the individual film forecasts method, are now expensed the first time the advertising takes place.

     The capitalization of production costs for episodic television series is limited to revenue that has been contracted for on an episode-by-episode basis until such time as the criteria for recognizing secondary market revenues are met.

     The effect of the change on the income statement for the year ended March 31, 2001 was an increase in net income of approximately $5.4 million. The effect of the change on the balance sheet accounts at March 31, 2000 was to reduce investment in films and television programs relating to advertising costs, the capitalization of production costs for episodic television series and media holdbacks by $19.9 million, $34.8 million and $6.4 million, respectively.


     ACCOUNTING FOR INCOME TAXES-

     In December 1997, the CICA released Section 3465, "Income Taxes", to be applied by companies for fiscal years beginning on or after January 1, 2000. The standard requires recognition of future income tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns, and is similar, in many respects, to SFAS 109, "Accounting for Income Taxes" under U.S. GAAP. Future income taxes are provided for using the liability method. The Company retroactively adopted Section 3465 effective as of April 1, 2000, without restatement of prior years' financial statements. Prior to adopting the new standard, the Company used the deferral method of accounting for income taxes. The application of Section 3465 resulted in increasing future income tax liabilities by $2.7 million as at April 1, 2000 with an equivalent charge to accumulated deficit. The effect of the change on the income statement for the year ended March 31, 2001 was an increase in the tax recovery of $5.5 million due to the benefit recognized of previously unrecognized income tax assets, where realization is judged "more-likely-than-not" in accordance with Section 3465 whereas previously realization had to be based on the concept of "virtual certainty."


     EARNINGS PER SHARE-

     In December 2000, the Canadian Institute of Chartered Accountants released revised Section 3500, "Earnings per share". The revised standard requires the use of the treasury stock method for calculating diluted earnings per share, consistent with US GAAP. Previously, fully diluted earnings per share were calculated using the imputed interest method. The Company adopted the new standard for its fiscal 2001 financial statements. The revised section did not impact previously reported losses per share, as there were no significant potentially dilutive common share equivalents outstanding.


     (d) REVENUE RECOGNITION

     Revenue from the sale or licensing of films and television programs is recognized upon meeting all recognition requirements of SoP 00-2. Revenue from the theatrical release of motion pictures is recognized at the time of exhibition based on the Company's participation in box office receipts. Revenue from the sale of videocassettes and digital video disks ("DVDs") in the retail market, net of an allowance for estimated returns, is recognized on the later of shipment to the customer or "street date" (when it is available for sale by the customer). Under revenue sharing arrangements, rental revenue is recognized when the Company is entitled to receipts. For multiple media rights contracts with a fee for a single film or television program where the contract provides for media holdbacks, the fee is allocated to the various media based on management's assessment of the relative fair value of the rights to exploit each media and is recognized as each holdback is released. For multiple-title contracts with a fee, the fee is allocated on a title-by-title basis, based on management's assessment of the relative fair value of each title.

     Revenues from television licensing are recognized when the feature film or television program is available to the licensee for telecast.

     Rental revenue from short-term operating leases of studio facilities is recognized over the term of the lease.

     The Company earns fees from management services provided to Canadian limited partnerships, whose purpose is to assist in the financing of films produced in Canada, which are recognized as revenue when the financing is completed.

     Cash payments received are recorded as deferred revenue until all the conditions of revenue recognition have been met.


     (e) RESTRICTED CASH

     Restricted cash represents an amount on deposit with a financial institution that is contractually designated for the repayment of a specific bank loan.


     (f) CASH AND CASH EQUIVALENTS

     Cash and cash equivalents include cash and highly liquid debt investments with original maturities of ninety days or less when purchased.


     (g) INVESTMENT IN FILMS AND TELEVISION PROGRAMS

     Investment in films and television programs includes the unamortized costs of completed films and television programs which have been produced by the Company or for which the Company has acquired distribution rights, an acquired library, films and television programs in progress and projects in development. For films and television programs produced by the Company, these capitalized costs include all production and financing costs, capitalized interest and overhead. For acquired films and television programs, these capitalized costs consist of minimum guarantee payments to acquire the distribution rights.

     Costs of acquiring and producing films and television programs are capitalized and amortized using the individual-film-forecast-computation method, whereby capitalized costs are amortized and ultimate participation and residual costs are accrued in the proportion that current revenue bears to management's estimate of ultimate revenue expected to be recognized from the exploitation, exhibition or sale of the films or television programs. The acquired film library is being amortized over a period of twenty years.

     Investment in films and television programs is stated at the lower of amortized cost or estimated fair value on an individual film basis. The valuation of investment in films and television programs is reviewed on a title-by-title basis, when an event or change in circumstances indicate that the fair value of a film or television program is less than its unamortized cost. The fair value of the film or television program is determined using management's future revenue estimates and a discounted cash flow approach. Additional amortization is recorded in the amount by which the unamortized costs exceed the estimated fair value of the film or television program. Estimates of future revenue involve measurement uncertainty and it is therefore possible that reductions in the carrying value of investment in films and television programs may be required as a consequence of changes in management's future revenue estimates. The potential effect of future changes in management's future revenue estimates on net income has not been disclosed in these consolidated financial statements as the amount is not readily determinable.

     Films and television programs in development include costs of acquiring film rights to books, stage plays or original screenplays and costs to adapt such projects. Such costs are capitalized and, upon commencement of production, are transferred to production costs. Projects in development are written off at the earlier of the date determined not to be recoverable or when projects under development are abandoned, or three years from the date of the initial investment.


     (h) PRINTS, ADVERTISING AND MARKETING EXPENSES

     The cost of film prints is included in investment in films and television programs and charged to expense on a straight-line basis over the period of theatrical release.

     The costs of advertising and marketing expenses are expensed the first time the advertising takes place. At March 31, 2002, $2.7 million of capitalized advertising and marketing costs were included in other assets.


     (i) INVESTMENTS SUBJECT TO SIGNIFICANT INFLUENCE

     Investments in companies over which the Company can exercise significant influence are accounted for using the equity method. The Company's investments subject to significant influence are periodically reviewed to determine whether there has been a loss in value that is other than a temporary decline. Estimates of net future cash flows on an undiscounted basis are used to assess whether there is a loss in value.


     (j) PROPERTY AND EQUIPMENT

     Property and equipment is carried at cost less accumulated amortization. Amortization is provided for using the following rates and methods:

Buildings                               25 years straight-line
Computer equipment and software         2-4 years straight-line and 30% declining balance
Automobiles                             30% declining balance
Furniture and equipment                 10 years straight-line and 20%-30% declining balance
Leasehold improvements                  Over the lease term or the useful life, whichever is shorter

     Equipment under capital lease is amortized using the above rates.

     The Company periodically reviews and evaluates the recoverability of property and equipment. Where applicable, estimates of net future cash flows, on an undiscounted basis, are calculated based on future revenue estimates, if appropriate and where deemed necessary, a reduction in the carrying amount is recorded.


     (k) GOODWILL

     Goodwill is assessed for impairment at least annually or if an event occurs or circumstances change that more-likely-than-not reduce the fair value of a reporting unit below its carrying value. The Company completed impairment tests required under CICA 3062 at April 1, 2001 and under SFAS 142 at September 30, 2001 and determined that the recognition of impairment losses was not necessary, as described in note 6.


     (l) PRE-OPERATING PERIOD COSTS

     Pre-operating period costs related to the period before commencement of commercial operations of new businesses are deferred and amortized on a straight-line basis over a period not to exceed five years commencing once the pre-operating period has ended.


     (m) INCOME TAXES

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

     Future income tax assets, after deducting valuation allowances, are recognized to the extent that it is more-likely-than-not that they will be realized in the foreseeable future. Future income tax assets and liabilities are adjusted for the effects of changes in tax laws and rates at the date of substantive enactment.


     (n) GOVERNMENT ASSISTANCE

     The Company has access to several government programs that are designed to assist film and television production and distribution in Canada.

     Federal and provincial refundable income tax credits earned with respect to production expenditures are included in revenue in accordance with the Company's revenue recognition policy for completed films and television programs. Federal and provincial refundable income tax credits are considered earned when the qualifying expenditures have been incurred provided that there is reasonable assurance that the credits will be realized (see note 16).

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

     Government assistance toward distribution and marketing expenses is recorded as a reduction of those expenses.

     (o) FOREIGN CURRENCY TRANSLATION

     Monetary assets and liabilities denominated in currencies other than Canadian dollars are translated at exchange rates in effect at the balance sheet date. Resulting translation gains and losses are included in the determination of earnings.

     Foreign subsidiary assets and liabilities in foreign currencies are translated into Canadian dollars at the exchange rate in effect at the balance sheet date. Foreign subsidiary revenue and expense items are translated at the average rate of exchange for the year. Gains or losses arising on the translation of the accounts of foreign subsidiaries are included in cumulative translation adjustments, a separate component of shareholders' equity.

     Effective April 1, 2000 the Company classified its U.S. operations as self-sustaining following a significant change in the economic status of these operations, including a restructuring of certain operating entities and the ability to self-finance certain operations.


     (p) DEBT FINANCING COSTS

     Amounts incurred in connection with obtaining debt financing are deferred and amortized, as a component of interest expense, over the term to maturity of the related debt obligation.


     (q) RESEARCH AND DEVELOPMENT

     Research and development expenses incurred relating to multimedia products and other interactive software are expensed until all of the following criteria are met: the product is clearly defined and the costs attributable thereto can be identified; the technical feasibility of the product as demonstrated by a working model has been established; a decision has been made to produce and market, or use, the product; the future market for the product is clearly defined; and adequate resources exist, or are expected to be available, to complete the project. All expenses incurred after technological feasibility is established are capitalized to investment in film and will be amortized against future revenues generated from the sale of the resulting products; such capitalized amounts are not significant.


     (r) STOCK-BASED COMPENSATION PLAN

     The Company has a stock-based compensation plan, which is described in note 11(c). No compensation expense is recognized for this plan when stock or stock options are issued to employees of the Company, its subsidiaries and equity investees. Consideration paid by employees on exercise of stock options or purchase of stock is credited to share capital.


     (s) USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. The most significant estimates made by management in the preparation of the financial statements relate to ultimate revenue and costs for investment in films and television programs. Future results could differ from such estimates.


     (t) RECENT ACCOUNTING PRONOUNCEMENTS

     DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES-

     On April 1, 2001, the Company adopted SFAS 133 "Accounting for Derivative Instruments and Hedging Activities", as amended in June 2000 by SFAS 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities", where the provisions of SFAS 133 were applicable under Canadian GAAP, which requires companies to recognize all derivatives as either assets or liabilities in the balance sheet and measure such instruments at fair value. The adoption of these standards did not have a material impact on the Company's consolidated financial statements.


     (u) RECLASSIFICATIONS

     Certain amounts presented in prior years have been reclassified to conform to the current year's presentation.

3.   INVESTMENT IN FILMS AND TELEVISION PROGRAMS

                                                       MARCH 31,     March 31,
                                                         2002          2001
FILMS

Released, net of accumulated amortization              $107,041      $ 68,706
Completed and not released                               15,381            --
Acquired library, net of accumulated amortization        61,225        63,265
In progress                                               8,617        30,690
In development                                            3,066         4,972
                                                       --------      --------
                                                        195,330       167,633
                                                       --------      --------

TELEVISION PROGRAMS

Released, net of accumulated amortization                60,727        24,343
Completed and not released                                2,938            --
In progress                                              24,763        27,221
In development                                            4,552         4,918
                                                       --------      --------
                                                         92,980        56,482
                                                       --------      --------
                                                       $288,310      $224,115
                                                       ========      ========

     The Company earns revenue from certain productions that have been fully amortized and are not reflected on the balance sheet.

     The Company expects approximately 48% of completed and released films and television programs, net of accumulated amortization will be amortized during the one year period ending March 31, 2003, and approximately 55% of accrued participants' share will be paid during the one year period ending March 31, 2003.

     Additionally, the Company expects approximately 85% of completed and released films and television programs, net of accumulated amortization will be amortized during the three year period ending March 31, 2005.

     The remaining life of the acquired film library as at March 31, 2002 is
     18.5 years.

     Interest capitalized relating to productions during the year ended March 31, 2002 amounted to $4.6 million (2001 - $2.2 million; 2000 - $3.6 million).


4.   INVESTMENTS SUBJECT TO SIGNIFICANT INFLUENCE

     MANDALAY PICTURES, LLC ("MANDALAY")-

     With the authority granted by the Board of Directors, prior to the close of the fourth quarter of fiscal 2002, management committed to a plan to divest its ownership interest in Mandalay. Mandalay was written down to its estimated fair value at March 31, 2002 of $15.9 million taking into account the expiration and non-renewal of Mandalay's international output agreements on December 31, 2001 and the pending expiration of its production and distribution agreement with Paramount Pictures Corp. in fiscal 2003. Such estimated fair value is supported by cash expected to be received from Mandalay in the next one or two fiscal periods. The resulting write-down of $17.0 million is included as a component of write-down and equity interest in investments subject to significant influence. The Company's investment in Mandalay is comprised of a 45% common stock interest, and a 100% interest in preferred stock with a stated value of US$50.0 million. Lions Gate recorded 100% of the operating losses of Mandalay to March 31, 2002, as it was the sole funder of Mandalay. The Company received US$2.5 million (Cdn$4.0 million) on December 19, 2001, and US$2.9 million (Cdn$4.6 million) on March 19, 2002 from Mandalay, which amounts were recorded as reductions in the Company's investment in Mandalay. Pre-operating costs, incurred in fiscal 1998 and fiscal 1999, were being amortized on a straight-line basis of $0.5 million per quarter, and amortization of $1.9 million to March 31, 2002 (2001 - $1.9 million) is also included in the write-down and equity interest in investments subject to significant influence.

     Summarized financial information of Mandalay is as follows (all amounts in thousands of Canadian dollars):

                                                MARCH 31,     March 31,
                                                  2002          2001
ASSETS

     Restricted cash                            $ 21,757      $  33,336
     Cash and cash equivalents                     7,719         25,399
     Accounts receivable                          25,850         45,879
     Other receivables                                --         24,000
     Film inventory                              138,290        209,849
     Due from (to) affiliates                         68            (52)
     Other assets                                     62            180
                                                --------      ---------
                                                 193,746        338,591
                                                --------      ---------
LIABILITIES

     Accounts payable and accrued expenses         6,983          1,380
     Accrued participations and residuals         22,108         15,522
     Production and bank loans                    75,613        151,659
     Contractual obligations                      10,914         57,653
     Deferred revenue                             49,973         65,032
                                                --------      ---------
                                                 165,591        291,246
                                                --------      ---------
NET ASSETS                                      $ 28,155      $  47,345
                                                ========      =========

                                     YEAR ENDED     Year ended      Year ended
                                      MARCH 31,      March 31,       March 31,
                                        2002           2001            2000
Revenue                              $ 124,727       $ 64,179       $ 128,053
Operating expenses                   $(131,998)      $(64,536)      $(129,458)
General and administration expenses    $(6,294)       $(8,677)        $(6,128)
Net loss                              $(10,941)       $(6,312)        $(3,988)

     Mandalay is considered a partnership for income tax purposes and contractually, Lions Gate is entitled to access the tax losses of Mandalay. Accordingly, the tax effects attributable to the operating losses of Mandalay are included in the Company's tax provision.

     Mandalay adopted, on a retroactive basis, SoP 00-2 effective as of April 1, 2000 on a basis consistent with the Company's adoption of accounting changes as explained in note 2(c). The cumulative adjustment made to the net equity of Mandalay on April 1, 2000 was $5.5 million, net of the benefit of income tax losses attributable to the Company of $nil.

     CINEMANOW, INC. ("CINEMANOW")-

     During the quarter ended March 31, 2002, CinemaNow advised the Company of its inability to generate sufficient cash flows from operations to sustain its operations over the next twelve months, without raising additional capital. Given the uncertain economic climate and CinemaNow's recurring losses there can be no assurance that further financing will be forthcoming and as a result, the Company wrote down its investment in CinemaNow to $nil. The write-off of the investment in CinemaNow of $21.0 million is disclosed in the statement of operations as a component of write-down and equity interest in investments subject to significant influence. The Company's investment in CinemaNow is comprised of a 90.1% common stock interest, representing 63% voting and economic interests after taking into account the voting rights held by the holders of preferred shares. The investment in CinemaNow was accounted for using the equity method as the Company did not have the ability to control the strategic operating, investing and financing decisions of CinemaNow as a consequence of the Company's inability to elect the majority of the board of directors of CinemaNow.

     Prior to the write-off, the Company's investment in CinemaNow consisted of its 63% share of the economic and voting interests, recorded at the estimated fair value at the time of the Trimark acquisition of $23.6 million, net of the losses of CinemaNow incurred between October 13, 2000 and December 31, 2001. The difference between the net carrying amount of the assets and liabilities of CinemaNow at the date of acquisition and the fair value of the investment had been allocated as follows:

Investment in films and television programs      $ 3,496
Property and equipment                            14,682
Goodwill                                           5,366
Other assets                                           7
                                                 -------
                                                 $23,551
                                                 =======

5.   PROPERTY AND EQUIPMENT

                                                          MARCH 31,                       March 31,
                                                            2002                            2001

                                                         ACCUMULATED                     Accumulated
                                            COST        AMORTIZATION        Cost        Amortization
Land held for leasing purposes           $  14,500      $        --      $  14,500      $        --
Buildings held for leasing purposes         24,033            2,992         22,692            2,418
Leasehold improvements                       1,527              513          1,301              474
Furniture and equipment                      6,369            3,458          5,892            2,733
Automobiles                                     49               36             38               35
Computer equipment and software             10,031            3,895          7,138            2,510
Equipment under capital leases               6,612            1,645          1,197              376
                                         ---------      -----------      ---------      -----------
                                         $  63,121           12,539      $  52,758            8,546
                                         ---------      -----------      ---------      -----------
NET BOOK VALUE                                          $    50,582                     $    44,212
                                         =========      ===========      =========      ===========

6.   GOODWILL

     The net carrying value of goodwill recorded through acquisitions is $38.8 million as at March 31, 2002. Effective April 1, 2001, the Company adopted CICA 3062, which is similar, in many respects, to SFAS 142. This asset will be assessed for impairment at least annually or upon an adverse change in operations. Prior to the adoption of CICA 3062 the assets were amortized using the straight-line method over periods ranging from five to twenty years. The following is the pro forma effect had the years ended March 31, 2001 and 2000 been subject to CICA 3062:

                                 YEAR  ENDED     Year ended      Year ended
                               MARCH 31, 2002  March 31, 2001  March 31, 2000
Reported net income (loss)      $  (73,562)      $    8,728      $   (5,293)
Amortization                            --            2,708           2,473
                                ----------       ----------      ----------

Adjusted net income (loss)      $  (73,562)      $   11,436      $   (2,820)
                                ==========       ==========      ==========

Reported net income (loss)
 per share                      $    (1.86)      $     0.09      $    (0.22)
Amortization per share          $     0.00       $     0.07      $     0.08
                                ----------       ----------      ----------
Adjusted net income (loss)
per share                       $    (1.86)      $     0.16      $    (0.14)
                                ==========       ==========      ==========

7.   JOINT VENTURES

     EATON HOME ENTERTAINMENT, LLC ("EATON") -

     On September 30, 1999 the Company acquired an additional 16.67% interest bringing its total ownership in Eaton at that date to 50%, and resulting in Eaton becoming a jointly controlled company. Under the agreement the partner's cumulative share of earnings up to September 30, 1999 was paid out in cash. This amounted to $0.2 million and was paid directly from Eaton. Between September 30, 1999 and December 20, 2001 the Company accounted for its investment in Eaton using the proportionate consolidation method. Prior to September 30, 1999, the Company held a 33.33% interest in Eaton and accounted for the investment using the equity method.

     On December 20, 2001 the Company acquired the remaining 50% interest in Eaton for total consideration of $0.2 million, and discontinued the separate operations of Eaton. The Company recorded an unusual loss of $1.3 million relating to the non-continuing assets acquired in the transaction.

     STERLING HOME ENTERTAINMENT, LLC ("STERLING") -

     On November 27, 2000, the Company acquired the remaining 50% interest in Sterling for total consideration of US$2.8 million (Cdn$4.2 million). The acquisition was accounted for as a purchase, with the incremental 50% of the results of the acquired company consolidated from November 27, 2000 onwards. Goodwill arising on the acquisition amounted to $0.1 million. Prior to November 27, 2000 the Company had accounted for its investment in Sterling using the proportionate consolidation method.

     The Company's share of the assets, liabilities, revenues, expenses, net income and cash flows of the joint ventures has not been disclosed as the amounts are not significant.

8.   BANK LOANS

     The Company has a US$175 million (Cdn $279.0 million) (2001 - US$175 million (Cdn $275.9 million)) U.S. dollar-denominated revolving credit facility, a US$25 million (Cdn$39.4 million) (2001 - US$25 million (Cdn $39.4 million)) Canadian dollar-denominated revolving credit facility, a $2.0 million (2001 - $2 million) operating line of credit and $5.0 million (2001 $4.5 million) in demand loans.

     As at March 31, 2002, a total of US$139.9 million (Cdn$222.9 million) (2001
     - US$97.4 million (Cdn $153.5 million)) was drawn on the revolving credit facilities. The revolving credit facilities expire on September 25, 2005. The U.S. dollar-denominated revolving credit facility bears interest at U.S. prime (4.75 % at March 31, 2002) plus 1.5% or LIBOR (weighted average of 1.86 % at March 31, 2002) plus 2.5% and the Canadian dollar-denominated revolving credit facility bears interest at Canadian prime (3.75% at March 31, 2002) plus 1.5% or Bankers Acceptances (weighted average of 2.12 % at March 31, 2002) plus 2.5%. The availability of funds under the revolving credit facilities is limited by the borrowing base, which is calculated on a monthly basis. The borrowing base assets at March 31, 2002 totaled US$152.1 million (Cdn$242.5 million) (2001 - US$ 120.1 million (Cdn $189.3 million)). The Company is required to pay a monthly commitment fee of 0.375% on the total revolving credit facilities of US$200.0 million less the total amount drawn. Right, title and interest in and to all personal property of Lions Gate Entertainment Corp. and Lions Gate Entertainment Inc. is being pledged as security for the revolving credit facilities. The revolving credit facilities restrict the Company from paying cash dividends on its common shares.

     The operating line of credit of a subsidiary expires on July 31, 2002 and bears interest at Canadian prime plus 1%. Management of the subsidiary expects the facility to be extended. As at March 31, 2002, $1.2 million (2001 - $1.7 million) was drawn on the operating line of credit. The carrying value of certain accounts receivable, investment in films and television programs and capital assets totaling $3.0 million at March 31, 2002 (2001 - $5.8 million) is being pledged as security for the operating line of credit.

     Demand loans in the amount of $1.1 million bear interest at Canadian prime, $0.3 million bear interest at Canadian prime plus 2% and $3.6 million bear interest at Canadian prime plus 4%. Certain accounts receivable, guarantees from shareholders of a subsidiary in the amount of $1.6 million, a corporate guarantee provided by Lions Gate Entertainment Corp. in the amount of $0.5 million (2001 - $1.5 million), and restricted cash in the amount of $1.1 million are provided as security for the demand loans.

     The weighted average interest rate on bank loans at March 31, 2002 was 5.18% (2001 - 8.06%; 2000 - 9.02%).

9.   PRODUCTION LOANS

     Production loans consist of bank demand loans bearing interest at various rates between Canadian prime and 9.25%. Rights to certain films and television programs, a floating charge on certain book debts, certain film rights, and certain tangible assets and an assignment of all expected future revenue from exploitation of certain films and television programs have been provided as collateral. The carrying value of investment in films and television programs relating to these motion pictures was $49.6 million at March 31, 2002 (2001 - $22.3 million). Federal and provincial film tax credits receivable with a carrying value of $15.7 million at March 31, 2002 (2001 - $25.0 million), accounts receivable in the amount of $2.1 million at March 31, 2002 (2001 - $nil), guarantees from SODEC (Societe de Developpement des Enterprises Culturelles), and general security agreements are also provided as collateral for certain of the loans. Of the outstanding amount, US$11.1 million (Cdn$17.7 million) (2001 - US$2.9 million (Cdn$4.6 million)) is repayable in U.S. dollars.

     The weighted average interest rate on production loans at March 31, 2002 was 5.37% (2001 - 8.18%; 2000 - 8.34%).

10.  LONG-TERM DEBT

                                                                            MARCH 31,    March 31,
                                                                               2002         2001
Obligations under capital leases, bearing interest at 8.47% to 20.69%,       $ 4,670      $   491
     due fiscal 2003, 2004 and 2005, with certain equipment provided as collateral.
Loans bearing interest at 5.75% to Canadian prime plus 2%, due in              1,005        1,613
     fiscal 2003 and 2005, with certain equipment provided as
     collateral.
Promissory notes, bearing interest at 6.0%, due July 31, 2003.  The           16,487       16,487
     outstanding principal is convertible at the option of the holder into common shares of the Company at $8.10 per share.
Loans bearing interest at Canadian prime plus 1.75%, due in 2003, and             21           33
     2004, with guarantees from SDI (Societe de Developpement
     Industriel de Quebec).
Loans bearing interest at 6.47% to 7.51%, due in fiscal 2004, 2005 and        20,857       20,205
     2008, with property, building and equipment with carrying values of approximately $36.0 million provided as collateral.
Loans bearing interest at Canadian prime plus 1%, repayable on demand            897        1,057
     and due fiscal 2003 and fiscal 2005, with income tax credits receivable up to $1.3 million provided as collateral.
Non-interest bearing convertible promissory note issued on the                    --          541
     acquisition of a subsidiary.
Non-interest bearing sales guarantees, repayable as US$19.8 million           31,628       25,560
     (2001 US$16.2 million), due fiscal 2004 and 2005.
                                                                             -------      -------
                                                                             $75,565      $65,987
                                                                             =======      =======

     Non interest-bearing sales guarantees represent amounts due under production financing arrangements whereby the Company has contracted with a third party and the third party has financed 100% of the production budgets for certain films, and in turn the Company retains the worldwide distribution rights for a period of at least twenty-five years. The Company has guaranteed to repay minimum amounts at the dates indicated. Under the terms of the arrangement, the third party is entitled to participate in future net revenue after deduction of certain specified items including, without limitation, distribution fees payable to the Company and distribution expenses paid by the Company. A subsidiary of the Company was out of compliance with one financial covenant under each of the $4.7 million obligations under capital leases and $0.9 million loans at March 31, 2002, for which waivers have been received.

11.  CAPITAL STOCK

     (a) SERIES A PREFERRED SHARES AND SHARE WARRANTS

     On December 21, 1999, the Company issued 13,000 units at a price of US$2,550 per unit. Each unit consisted of one 5.25% convertible, non-voting (except for the right to elect between one and three directors, depending on the number of preferred shares outstanding) redeemable Series A preferred share and 425 detachable common share purchase warrants (for a total of 5,525,000 common share purchase warrants). The proceeds received on the offering were allocated as follows: common share purchase warrants were valued at fair value, using the Black-Scholes option pricing model, of US$0.706 per warrant or US$3.9 million (Cdn$5.7 million) (which have been included in common stock in the consolidated statements of equity); conversion features were valued at fair value, using the Black-Scholes option pricing model, of US$3.4 million (Cdn$4.9 million); and the basic preferred shares were valued at the residual value of US$25.9 million (Cdn$37.5 million). The basic preferred shares and the conversion option are presented on a combined basis in the consolidated statements of equity. The preferred shares are entitled to cumulative dividends, as and when declared by the Board, payable semi-annually on the last day of March and September of each year. The Company may pay the dividends in cash or additional preferred shares. On September 30, 2001, the Company declared and paid cash dividends of US$0.8 million or US$66.94 per share (Cdn$1.3 million or Cdn$103.10 per share). On March 31, 2002 the Company declared dividends of US$0.8 million or US$66.94 per share (Cdn$1.2 million or Cdn$106.72 per share) , which were paid in cash and additional preferred shares. The Company issued 273 preferred shares with a value of US$0.7 million. The number of shares to be issued was calculated by using the semi-annual dividend rate of 2.625% multiplied by the number of outstanding preferred shares at March 31, 2002, less applicable withholding taxes. The withholding taxes and fractional shares were paid in cash of US$0.1 million. The preferred shares have a liquidation preference entitling each holder to receive an amount equal to US$2,550 per share plus the cumulative amount of all dividends accrued and unpaid. Each holder of the preferred shares may convert all, but not less than all, of the preferred shares at any time into common shares at a rate of 1,000 common shares for each preferred share, subject to certain anti-dilution adjustments. During the years ended March 31, 2002, and 2000, 648 and 795 preferred shares were converted, respectively. On or after January 1, 2003, the Company may convert the preferred shares, in whole or in part, to common shares on the same terms as the holders, subject to certain conditions.

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

     The difference between the initial carrying value of the preferred shares of US$25.9 million (Cdn$37.5 million) and the redemption price of US$34.8 million (Cdn$50.5 million) is being accreted as a charge to accumulated deficit over the five-year period from the date of issuance to the first available redemption date.

     The Company's Series A preferred shares have been included in shareholders' equity as the terms of the instrument do not provide a probable contractual obligation under which the Company would be required to transfer cash or other financial instruments to the holders under terms that would be potentially unfavourable to the Company.

     Each share purchase warrant entitles the holder to purchase one common share at a price of US$5.00. The warrants expire on January 1, 2004, and are not transferable except with the consent of the Company.

     (b) SERIES B PREFERRED SHARES

     As a condition of the purchase of a subsidiary, on October 13, 2000, the Company issued ten shares at US$10 per share to the principal shareholder of Trimark. The shares are nontransferable and are not entitled to dividends. The shares are nonvoting except that the holder, who was a principal of the subsidiary acquired, has the right to elect himself to the

     Board of Directors. The shares are redeemable by the Company if certain events occur. The shares have a liquidation preference equal to the stated value of US$10 per share.

     (c) STOCK-BASED COMPENSATION PLAN

     The shareholders have approved an Employees' and Directors' Equity Incentive Plan (the "Plan") that provides for the issue of up to 8.0 million common shares of the Company to eligible employees, directors and service providers of the Company and its affiliates. Of the 8.0 million common shares allocated for issuance, up to a maximum of 250,000 common shares may be issued as discretionary bonuses in accordance with the terms of a share bonus plan. As of March 31, 2002, no shares have been issued under the share bonus plan. The Board of Directors approved an additional
     1.4 million options to be issued outside of the Plan to a certain principal of a subsidiary upon acquisition of that subsidiary. These shares were issued in fiscal 2001 and are included in the total number of share options granted and outstanding at March 31, 2002.

     The Plan authorizes the granting of options to purchase shares of the Company's common stock at an option price at least equal to the weighted average price of the shares for the five trading days prior to the grant. The options generally vest with the recipient within three years of grant, and have a maximum term of five years.

     On November 13, 2001 the Board of Directors of the Company resolved that 750,000 options, granted to certain officers of the Company, to purchase shares of the Company's common stock be revised to entitle the holders to receive cash only and not common shares. The amount of cash received will be equal to the amount that the twenty day average trading price prior to the exercise notice date exceeds the option price of US$5.00 multiplied by the number of options exercised. These revised options are not considered part of the Plan.

     Changes in share options granted and outstanding for fiscal 2000, 2001 and 2002 were as follows:

                                                     WEIGHTED
                                    NUMBER OF        AVERAGE
                                      SHARES      EXERCISE PRICE
Outstanding at March 31, 1999       3,412,790       $     5.51
Granted                             1,157,500             5.81
Exercised                             (58,333)            4.09
Forfeited                            (575,213)            6.64
Expired                              (167,081)            5.39
                                    ---------       ----------
Outstanding at March 31, 2000       3,769,663             5.46
Granted                             5,887,334             4.35
Exercised                              (6,250)            2.30
Forfeited                            (149,501)            4.69
Expired                              (605,829)            5.08
                                    ---------       ----------
Outstanding at March 31, 2001       8,895,417             4.82
Granted                             1,000,498             4.36
Exercised                             (87,083)            2.41
Forfeited                            (979,839)            7.28
Expired                              (660,831)            5.22
                                    ---------       ----------
Outstanding at March 31, 2002       8,168,162       $     4.50
                                    =========       ==========

     Outstanding and exercisable options at March 31, 2002 were as follows:

                         WEIGHTED AVERAGE
                      REMAINING CONTRACTUAL
                        LIFE OF OUTSTANDING
PRICE RANGE                   OPTIONS          OUTSTANDING      EXERCISABLE
$2.30                         2.34 Years           120,000           79,998
$4.00 to $5.50                2.80 Years         7,648,162        2,965,644
$6.38                         3.19 Years           400,000                -
                              ----------         ---------        ---------
                              2.81 Years         8,168,162        3,045,642
                              ==========         =========        =========

12.  ACQUISITIONS

     TRIMARK HOLDINGS INC. (TRIMARK") -

     On October 13, 2000, the Company acquired the shares of Trimark for total consideration of US$49.6 million (Cdn$75.1 million) consisting of US$22.0 million (Cdn$33.3 million) cash, 10,229,837 common shares with a fair value of US$23.6 million (Cdn$35.7 million) and acquisition costs of US$4.0 million (Cdn$6.1 million). At March 31, 2002 the remaining liabilities under the restructuring costs totaled $1.0 million. The acquisition was accounted for as a purchase, with the results of operations of the acquired company consolidated from October 13, 2000 onwards. Goodwill arising on the acquisition amounted to US $8.5 million (Cdn$12.7 million). In fiscal 2002 the allocation of the fair value of the consideration was amended resulting in a decrease in investment in films and television programs, an increase in goodwill and a decrease in accounts payable and accrued liabilities of $5.4 million, $2.4 million and $3.3 million respectively.

Identifiable assets acquired:
Accounts receivable                               $ 31,115
Investment in films and television programs         81,696
Investment in CinemaNow                             23,551
Property and equipment                                 400
Other assets                                         1,383
                                                  --------
                                                   138,145
                                                  --------

Liabilities assumed:                                57,127
Bank loans                                          57,127
Accounts payable                                    19,999
Deferred revenue                                       613
Future income taxes                                  1,170
                                                  --------
                                                    78,909
                                                  --------

Net assets acquired:                                59,236
Previously unrecognized income tax assets of
   the Company                                       4,600
                                                  --------
                                                  $ 63,836
                                                  --------

     The supplemental unaudited consolidated statement of operations presented below illustrates the results of operations of the Company assuming the acquisition of Trimark had occurred at the beginning of the period ended March 31, 2000:

                                             March 31,       March 31,
                                               2001            2000
                                             Unaudited       Unaudited
REVENUE                                      $ 349,807       $ 407,960
EXPENSES:

     Direct operating                          214,187         338,301
     Distribution and marketing                 55,462              --
     General and administration                 54,288          49,656
     Amortization                               10,060           7,388
                                             ---------       ---------
       Total expenses                          333,997         395,345
                                             ---------       ---------
OPERATING INCOME                                15,810          12,615
                                             ---------       ---------
OTHER EXPENSES:

     Interest                                   14,726           7,229
     Minority interests                            881           1,308
     Unusual losses                                 --           1,698
                                             ---------       ---------
         Total other expenses                   15,607          10,235
                                             ---------       ---------
INCOME BEFORE INCOME TAXES AND EQUITY              203           2,380
Income taxes                                    (2,190)            866
                                             ---------       ---------
INCOME BEFORE EQUITY INTERESTS                   2,393           1,514
Equity interest in Mandalay                      8,298           5,894
Equity interest in CinemaNow                     2,006              --
Other equity interests                              --            (159)
                                             ---------       ---------

NET LOSS                                     $  (7,911)      $  (4,221)
                                             =========       =========

BASIC AND DILUTED LOSS PER COMMON SHARE      $   (0.37)      $   (0.18)
                                             =========       =========


13.  GAIN

     On July 10, 2001, a third party invested $14.0 million in a subsidiary of the Company to obtain a 35% interest. The gain on dilution of the Company's investment was $3.4 million (net of income taxes of $nil) and resulted in a decrease of $0.2 million in goodwill.

14.  INCOME TAXES

     Income before income taxes and equity interests by tax jurisdiction is as follows:

                      YEAR ENDED        Year ended        Year ended
                  MARCH 31, 2002    March 31, 2001    March 31, 2000
Canada                $  15,681          $   5,356         $   6,587
United States           (36,234)             9,913            (4,145)
                      ---------          ---------         ---------
                      $ (20,553)         $  15,269         $   2,442
                      =========          =========         =========

     The provision for (recovery of) income taxes is as follows:

                                                    YEAR ENDED        Year ended        Year ended
                                                MARCH 31, 2002    March 31, 2001    March 31, 2000
Current                                                $ 2,003           $ 2,239           $1,510
Future                                                  (1,500)               --              490
Adjustments to opening future income tax
     valuation allowances following change in
     circumstances                                          --            (5,531)              --
                                                       -------           -------           ------
                                                       $   503           $(3,292)          $2,000
                                                       =======           =======           ======

CANADA

Current                                                $ 2,003           $ 1,412           $1,510
Future                                                      --                --              490
                                                       -------           -------           ------
                                                         2,003             1,412            2,000
                                                       -------           -------           ------

UNITED STATES

Current                                                     --               827               --
Future                                                  (1,500)           (5,531)              --
                                                       -------           -------           ------
                                                        (1,500)           (4,704)              --
                                                       -------           -------           ------
Total                                                  $   503           $(3,292)          $2,000
                                                       =======           =======           ======

     The Company's provision for income tax expense differs from the provision computed at statutory rates as follows:

                                                    YEAR ENDED        Year ended        Year ended
                                                MARCH 31, 2002    March 31, 2001    March 31, 2000
Income tax expense (recovery) computed at
Canadian combined federal and provincial
statutory rates                                       $(31,686)          $ 6,928          $  1,088
     Foreign and provincial operations subject
     to different income tax rates                       2,492              (606)              (64)
     Expenses not deductible for income tax
         purposes                                          346             1,217               862
     Write-off of investments subject to
         significant influence                          15,898                --                --
     Tax benefits received from Mandalay                    --            (6,041)               --
                                                                                            13,441

     Increase (decrease) of valuation allowances         3,495            (5,531)             (636)
     Minority interests                                    753               317               584
     Other                                                (741)              424               166
                                                      --------           -------          --------
                                                      $    503           $(3,292)         $  2,000
                                                      ========           =======          ========

     The Company has certain income tax loss carry-forwards, the benefits of which have not yet been recognized and an estimated evaluation allowance has been provided for in the financial statements. These income tax loss carry-forwards amount to approximately $45.4 million for Canadian income tax purposes, and US$38.1 million (Cdn$60.7 million) for U.S. income tax purposes. The expiration dates of these losses, which are available to reduce future taxable income in each country, are as follows:

                                CANADA    UNITED STATES
                                               US$
Year ending March 31, 2003      $ 1,469      $    --
                      2004        2,486          300
                      2005          294           --
                      2006        4,776           --
                      2007        4,186           --
                      2008       26,445           --
                      2009        5,742
                      2019           --        7,900
                      2020           --       11,600
                      2021           --        1,500
                      2022                    16,831
                                -------      -------
                                $45,398      $38,131
                                =======      =======

     Following are the components of the Company's future income tax assets at March 31:

                                                      MARCH 31,      March 31,
                                                        2002           2001
CANADA
Assets
    Net operating losses                              $ 16,495       $ 18,100
    Accounts payable                                       304            304
    Other assets                                           281            745
    Valuation allowance                                (12,566)       (15,353)
                                                      --------       --------
                                                         4,514          3,796

Liabilities

     Investment in films and television programs        (3,046)        (1,719)
     Property and equipment                             (1,468)        (2,077)
                                                      --------       --------
Net Canada                                                  --             --
                                                      --------       --------

UNITED STATES
Assets
     Net operating losses                             $ 13,666       $  7,304
     Accounts payable                                    6,087          6,647
     Other assets                                        1,613          1,479
     Investment in Mandalay                             14,617         10,544
     Valuation allowance                               (23,643)        (6,441)
                                                      --------       --------
                                                        12,345         19,533
Liabilities
     Investment in films and television programs        (2,497)       (11,190)
     Investment in CinemaNow                            (9,100)        (9,100)
                                                      --------       --------
Net United States                                          743           (757)
                                                      --------       --------

Total                                                 $    743       $   (757)
                                                      ========       ========

     The Company has recorded a partial valuation allowance against its Canadian future tax assets based on the extent to which it is not more-likely-than-not that sufficient taxable income will be realized during the carry-forward periods to utilize all the future tax assets. The valuation allowances recorded against Canadian and United States future income tax assets decreased by $2.8 million and increased by $17.2 million, respectively, during fiscal 2002. Realization of the future tax benefit is based on the Company's ability to generate taxable income in the applicable jurisdictions within a one year period. It is reasonably possible that changes in circumstances could occur in the future requiring a significant adjustment to the amount of the valuation allowances against future income tax assets.

     The amount of unrecognized future income tax liability for temporary differences related to the Company investments in United States subsidiaries and its equity investee Mandalay, which are not expected to reverse in the foreseeable future, is $4.1 million (2001 - $4.0 million).

15.  INCOME (LOSS) PER COMMON SHARE

                                                       YEAR ENDED        Year ended        Year ended
                                                   MARCH 31, 2002    March 31, 2001    March 31, 2000
Basic income (loss) per common share is
calculated as follows:

Numerator:
     Net income (loss) available to common
     shareholders                                        $(79,325)         $  3,116         $ (6,611)
                                                         ========          ========         ========
Denominator:

     Weighted average common shares outstanding
         (number/'000s)                                    42,753            36,196           30,665
                                                         ========          ========         ========

Basic and diluted income (loss) per common share         $  (1.86)         $   0.09         $  (0.22)
                                                         ========          ========         ========

     Options to purchase 8,168,162 common shares (2001 - 8,895,417 common shares, 2000 - 3,769,663 common shares) at an average price of $4.50 (2001
     - $4.82, 2000 - $5.46) and share purchase warrants to purchase 5,525,000 common shares (2001 - 5,525,000 common shares, 2000 - 5,525,000 common shares) at an exercise price of US$5.00 (2001 - US$5.00, 2000 - US$5.00) were outstanding during the year. 11,830 Series A preferred share units which are each convertible into 1,000 common shares for no additional consideration were outstanding at March 31, 2002 (2001 - 12,205 units). Additionally, convertible promissory notes with a principal amount of $16.5 million were outstanding at March 31, 2002 (2001 - $16.5 million; 2000 - $16.5 million). These notes are convertible into common shares at a price of $8.10 per share. Under the "if converted" method of calculating diluted earnings per share, the share purchase options, the share purchase warrants, the Series A preferred shares and the convertible promissory notes were anti-dilutive in each of the years presented and were not reflected in diluted earnings per share.

16.  GOVERNMENT ASSISTANCE

     Revenue includes tax credits earned totaling approximately $25.7 million (2001 - $18.2 million; 2000 - $24.0 million). Accounts receivable at March 31, 2002 includes $37.4 million with respect to government assistance (2001
     - $35.9 million).

     Investment in films and television programs as at March 31, 2002 includes a reduction of $3.7 million with respect to government assistance for acquisition of certain programs, which represents management's estimate of the future liability relating to government assistance, taking into consideration future revenue estimates, net of repaid amounts. This government assistance is repayable in whole or in part based on profits generated by certain individual film and television programs, and is forgivable in the event that the individual film and television programs do ultimately not generate sufficient profits.

     Distribution and marketing expenses include a reduction of $1.3 million (2001 - $1.0 million; 2000 - $0.6) with respect to government assistance towards print and advertising expenses.

     The Company is subject to routine inquiries and review by Regulatory authorities of its various incentive claims which have been received or are receivable. Adjustments of claims, if any, as a result of such inquiries or reviews, will be recorded at the time of such determination.


17.  SEGMENT INFORMATION

     The Company has five reportable business segments: Motion Pictures; Television; Animation; Studio Facilities; and CineGate. The Company's reportable business segments are strategic business units that offer different products and services, and are managed separately.

     Motion Pictures consists of the development and production of feature films, acquisition of North American and worldwide distribution rights, North American theatrical, video and television distribution of feature films produced and acquired and worldwide licensing of distribution rights to feature films produced and acquired.

     Television consists of the development, production and worldwide distribution of television productions including television series, television movies and mini-series and non-fiction programming.

     Animation consists of the development, production and worldwide distribution of animated and live action television series, television movies and feature films.

     Studio Facilities consists of management of an eight-soundstage studio facility in Vancouver, Canada. Rental revenue is earned from soundstages, office and other services such as furniture, telephones and lighting equipment to tenants that produce or support the production of feature films, television series, movies and commercials. Tenancies vary from a few days to five years depending on the nature of the project and the tenant.

     CineGate provides management services to Canadian limited partnerships, including accessing tax credits to finance production in Canada. CineGate ceased operations in fiscal 2002 upon the recision of the tax shelter business by the Canadian government.

     Segmented information by business is as follows:

                                           YEAR ENDED        Year ended        Year ended
                                       MARCH 31, 2002    March 31, 2001    March 31, 2000
Revenues

     Motion Pictures                         $251,346          $173,941          $146,910
     Television                               110,696            71,452            81,758
     Animation                                 55,552            29,658            35,620
     Studio Facilities                          6,642             5,532             6,963
     CineGate                                   2,346             1,643                --
                                             --------          --------          --------
                                             $426,582          $282,226          $271,251
                                             ========          ========          ========

Direct operating expenses

     Motion Pictures                         $103,287          $ 73,621          $119,435
     Television                               101,072            58,954            74,249
     Animation                                 43,259            21,222            26,739
     Studio Facilities                          2,717             2,623             2,452
     CineGate                                      --                --                --
                                             --------          --------          --------
                                             $250,335          $156,420          $222,875
                                             ========          ========          ========

Distribution and marketing
expenses

     Motion Pictures                         $118,025          $ 51,512                $-
     Television                                   948               264                --
     Animation                                    389                --                --
     Studio Facilities                             --                --                --
     CineGate                                      --                --                --
                                             --------          --------          --------
                                             $119,362          $ 51,776                $-
                                             ========          ========                =

General and administration expenses
     Motion Pictures                         $ 30,859          $ 23,034          $ 16,184
     Television                                 5,361             5,393             8,018
     Animation                                  4,124             2,778             2,595
     Studio Facilities                            344               281               273
     Corporate                                 13,584             6,224             4,318
                                             --------          --------          --------
                                             $ 54,272          $ 37,710          $ 31,388
                                             ========          ========          ========

     Revenue by geographic location, based on the location of the customers, is as follows:

                            YEAR ENDED        Year ended        Year ended
                        MARCH 31, 2002    March 31, 2001    March 31, 2000
    Canada                    $ 79,701          $ 57,223          $ 70,050
    United States              282,675           177,287           131,433
    Other foreign               64,206            47,716            69,768
                              --------          --------          --------
                              $426,582          $282,226          $271,251
                              ========          ========          ========

Assets by geographic location are as follows:

                   MARCH 31,     March 31,
                     2002          2001
Canada             $186,216      $334,713
United States       421,384       248,832
                   --------      --------
                   $607,600      $583,545
                   ========      ========

18.  COMMITMENTS AND CONTINGENCIES

     (a) Future minimum annual commitments under contractual obligations and commercial commitments as of March 31, 2002 are as follows:

                               2003         2004         2005         2006         2007    Thereafter        Total
CONTRACTUAL
OBLIGATIONS:

Long-term debt            $ 4,025      $66,233      $1,526      $2,052      $   --      $  1,729      $ 75,565
Operating leases            4,481        3,864       3,365       2,411       1,780         2,549        18,450
Employment contracts        6,284        3,611          --          --          --            --         9,895
Unconditional
purchase obligations       26,805        5,117          --          --          --            --        31,922
Distribution and
marketing
commitments                 7,793           --          --          --          --            --         7,793
                          -------      -------      ------      ------      ------      --------      --------
                           49,388       78,825       4,891       4,463       1,780         4,278       143,625
OTHER COMMERCIAL
COMMITMENTS:
Production guarantee          159           --          --          --          --            --           159
Corporate guarantee           500           --          --          --          --            --           500
                          -------      -------      ------      ------      ------      --------      --------
                          $50,047      $78,825      $4,891      $4,463      $1,780      $  4,278      $144,284
                          =======      =======      ======      ======      ======      ========      ========

     Unconditional purchase obligations relate to the purchase of film rights for future delivery and advances to producers.

     Production guarantees relate to guarantees for bank loans used to finance production costs of unrelated production companies, which have been provided by a subsidiary of the Company in the normal course of business.

     Corporate guarantee relates to a guarantee the Company has provided for a demand loan to a subsidiary up to $500,000.

     (b) The Company is from time to time involved in various claims, legal proceedings and complaints arising in the ordinary course of business. The Company does not believe that adverse decisions in any pending or threatened proceedings, or any amount which the Company might be required to pay by reason thereof, would have a material adverse effect on the financial condition or future results of the Company.

     (c) The Company incurred rental expense of $4.1 million during the year ended March 31, 2002 (2001- $3.0 million, 2000 - $1.9 million).

     (d) The Company subleases two locations, which expire on January 31, 2003 and November 30, 2003. Sublease revenue of $1.4 million is expected to be earned in fiscal 2003 and $0.4 million is expected to be earned in fiscal 2004.


19.  FINANCIAL INSTRUMENTS

     (a) CREDIT RISK

     Accounts receivable includes amounts receivable from Canadian governmental agencies in connection with government assistance for productions as well as amounts due from customers. Amounts receivable from governmental agencies amounted to 20.0 % of total accounts receivable at March 31, 2002 (2001 - 19.0%). Concentration of credit risk with the Company's customers is limited due to the Company's customer base and the diversity of its sales throughout the world. The Company performs ongoing credit evaluations and maintains a provision for potential credit losses. The Company generally does not require collateral for its trade accounts receivable.


     (b) FORWARD CONTRACTS

     The Company has entered into foreign exchange contracts to hedge future production expenses denominated in Canadian, Australian and New Zealand dollars. Gains and losses on the foreign exchange contracts are capitalized and recorded as production costs when the gains and losses are realized. As at March 31, 2002, the Company had contracts to sell US$10.1 million in exchange for Cdn$16.3 million over a period of nine months at a weighted average exchange rate of Cdn$1.5952. During the year, the Company completed foreign exchange contracts denominated in Australian and New Zealand dollars. The net loss resulting from the completed contracts amounted to $nil. These contracts are entered into with a major financial institution as counterparty. The Company is exposed to credit loss in the event of nonperformance by the counterparty, which is limited to the cost of replacing the contracts, at current market rates. The Company does not require collateral or other security to support these contracts. Unrecognized gains as at March 31, 2002 amounted to Cdn$0.5 million.

20.  SUPPLEMENTARY CASH FLOW STATEMENT INFORMATION

     (a) Common shares issued in fiscal 2001 in conjunction with a business combination in the amount of $35.0 million are on a non-cash basis and are, therefore, excluded from the consolidated statement of cash flows.

     (b) Interest paid during the year ended March 31, 2002 amounted to $18.8 million (2001 - $10.4 million; 2000 - $7.0 million).

     (c) Income taxes paid during the year ended March 31, 2002 amounted to $1.4 million (2001 - $2.5 million; 2000 - $0.5 million).

21.  RECONCILIATION TO UNITED STATES GAAP

     The consolidated financial statements of the Company have been prepared in accordance with Canadian GAAP. The material differences between the accounting policies used by the Company under Canadian GAAP and U.S. GAAP are disclosed below in accordance with the provisions of the Securities and Exchange Commission.

     Under U.S. GAAP, the net loss and loss per share figures for the years ended March 31, 2002, 2001 and 2000, and the shareholders' equity as at March 31, 2002 and 2001 are as follows:

                                              NET INCOME (LOSS)                  SHAREHOLDERS' EQUITY
                                  ----------------------------------------       --------------------
                                  YEAR ENDED     YEAR ENDED     YEAR ENDED
                                   MARCH 31,      MARCH 31,      MARCH 31,     MARCH 31,       March 31,
                                     2002           2001           2000          2002            2001
AS REPORTED UNDER CANADIAN
     GAAP                          $(73,562)      $  8,728       $(5,293)      $ 120,194       $ 196,789
Equity interest in loss of
     Mandalay (a)                     1,150          1,150         1,907          (3,419)         (4,569)
Adjustment for capitalized
     pre-operating costs (b)            580            580           962          (2,675)         (3,255)
Restructuring costs (c)                  --         (1,733)           --          (1,733)         (1,733)
Accounting for income taxes(d)           --             --            --           2,754           2,754
Presentation of Series A
     preferred Shares outside
     shareholders equity (e)             --             --            --         (40,387)        (38,986)
                                   --------       --------       -------       ---------       ---------
NET INCOME (LOSS) BEFORE
     ACCOUNTING CHANGE/
     SHAREHOLDERS' EQUITY
     UNDER U.S. GAAP                (71,832)         8,725        (2,424)         74,734         151,000
Cumulative effect of
     accounting changes, net
     of income taxes (f)                 --        (58,942)           --              --              --
                                   --------       --------       -------       ---------       ---------
NET LOSS/SHAREHOLDERS' EQUITY
     UNDER U.S. GAAP                (71,832)       (50,217)       (2,424)         74,734         151,000
Adjustment to cumulative
     translation adjustments
     account (net of tax of
     $nil) (g)                       (1,879)         8,722        (2,981)             --              --
Other comprehensive loss (net
     of tax of $nil)(g)                (405)            --            --            (405)             --
                                   --------       --------       -------       ---------       ---------
COMPREHENSIVE LOSS
     ATTRIBUTABLE TO COMMON
     SHAREHOLDERS UNDER U.S.
     GAAP                          $(74,116)      $(41,495)      $(5,405)      $  74,329       $ 151,000
                                   ========       ========       =======       =========       =========
BASIC AND DILUTED INCOME
     (LOSS) PER COMMON SHARE
     UNDER U.S. GAAP BEFORE
     ACCOUNTING CHANGE             $  (1.78)      $   0.13       $ (0.11)
BASIC AND DILUTED LOSS PER
     COMMON SHARE UNDER U.S.
     GAAP                          $  (1.78)      $  (1.50)      $ (0.11)
                                   ========       ========       =======

     Reconciliation of movement in Shareholders' Equity under U.S. GAAP:

                                                      MARCH 31,       March 31,       March 31,
                                                         2002            2001            2000
BALANCE AT BEGINNING OF THE YEAR                      $ 151,000       $ 158,974       $ 154,361
Increase in capital stock                                 1,857          37,573          11,055
Dividends paid on preferred shares                       (2,492)         (2,497)           (591)
Accretion on preferred shares (e)                        (1,920)         (1,555)           (446)
Net loss under U.S. GAAP                                (71,832)        (50,217)         (2,424)
Adjustment to cumulative translation adjustments
     account                                             (1,879)          8,722          (2,981)
Other comprehensive loss                                   (405)             --              --
                                                      ---------       ---------       ---------
BALANCE - END OF THE YEAR                             $  74,329       $ 151,000       $ 158,974
                                                      =========       =========       =========

     (a) EQUITY INTEREST IN LOSS OF MANDALAY

     The Company accounts for Mandalay using the equity method. As described in note 4, under Canadian GAAP, pre-operating costs incurred by Mandalay were deferred and were amortized to income to December 31, 2001. Under U.S. GAAP, all start-up costs are required to be expensed as incurred. The amounts are presented net of income taxes of $0.8 million (2001 - $0.8 million; 2000 - $nil).


     (b) ACCOUNTING FOR CAPITALIZED PRE-OPERATING PERIOD COSTS

     Under Canadian GAAP, the Company deferred certain pre-operating costs related to the launch of the television one-hour series business amounting to $4.8 million. This amount is being amortized over five years commencing in the year ended March 31, 2000. Under U.S. GAAP, all start-up costs are to be expensed as incurred. The amounts are presented net of income taxes of $0.4 million (2001 - $0.4 million; 2000 - $nil).


     (c) ACCOUNTING FOR BUSINESS COMBINATIONS

     Under Canadian GAAP prior to January 1, 2001, costs related to activities or employees of an acquiring company were considered in the purchase price allocation. In fiscal 2001, the Company included $2.1 million of such costs in the purchase price for a subsidiary. Under U.S. GAAP, costs related to the acquiring Company must be expensed as incurred. The amount is presented net of income taxes of $0.4 million.


     (d) ACCOUNTING FOR INCOME TAXES

     Under Canadian GAAP commencing in the year ended March 31, 2001, the Company used the asset and liability method to recognize future income taxes which is consistent with the U.S. GAAP method required under SFAS 109 except that Canadian GAAP requires use of the substantively enacted tax rates and legislation, whereas U.S. GAAP only permits use of enacted tax rates and legislation. For the year ended March 31, 2000, the Company used the deferral method for accounting for deferred income taxes, which differs from the requirements of SFAS 109. The use of substantively enacted tax rates under Canadian GAAP to measure future income tax assets and liabilities resulted in an increase in Canadian net future income tax assets (before valuation allowances) by $0.3 million (2001 - $2.3 million), with a corresponding increase in valuation allowances by $0.3 million (2001
     - $2.3 million).

     SFAS 109 requires deferred tax assets and liabilities be recognized for temporary differences, other than non-deductible goodwill, arising in a business combination. In the year ended March 31, 2000, under U.S. GAAP, goodwill was increased to reflect the additional deferred tax liability resulting from temporary differences arising on the acquisition of Lions Gate Studios in fiscal 1999. Under Canadian GAAP, the Company did not restate income taxes for years prior to March 31, 2001, accordingly, there is a difference in the carrying amount of goodwill arising in the business combination of $2.8 million as at March 31, 2002 (March 31, 2001 - $2.8 million).

     (e) ACCRETION ON PREFERRED SHARES

     Under Canadian GAAP, the Company's preferred shares have been included in shareholders' equity as the Company considers the likelihood of redemption by the holders to be remote. Under U.S. GAAP, the preferred shares would be presented outside of shareholders equity.

     As explained in note 11(b), under Canadian GAAP, the fair value of the basic preferred shares was determined using the residual value method after determining the fair value of the common share purchase warrants and the preferred share conversion feature. Under U.S. GAAP, the carrying amount of the preferred shares at the date of the offering of $40.0 million is the residual value arrived at by taking the $48.0 million proceeds less the fair value of the share purchase warrants of $5.7 million less share issue costs of $2.4 million.

     Under Canadian GAAP, the difference between the carrying amount and the redemption value of $50.5 million is being accreted as a charge to accumulated deficit on a straight-line basis over five years whereas, under U.S. GAAP, the difference is being accreted using the effective interest method over five years.

     (f) ACCOUNTING CHANGES

     In the year ended March 31, 2001, the Company elected early adoption of SoP 00-2. Under Canadian GAAP, the one-time after-tax adjustment for the initial adoption of SoP 00-2 was made to opening accumulated deficit. Under SoP 00-2, the cumulative effect of changes in accounting principles caused by adopting the provisions of SoP 00-2 should be included in the determination of net earnings for GAAP purposes. The cumulative effect of the adjustment comprises $58.9 million net of income taxes of $2.2 million for the Company and its subsidiaries as well as $5.5 million, net of income taxes of $nil for the Company's equity investee Mandalay.

     (g) COMPREHENSIVE LOSS

     Comprehensive loss consists of net income (loss) and other gains and losses affecting shareholders' equity that, under U.S. GAAP are excluded from the determination of net income or loss. Adjustment to cumulative translation adjustments comprises foreign currency translation gains and losses. Other comprehensive loss comprises unrealized losses on investments available for sale based on the market price of the shares at March 31, 2002 net of income taxes of $nil (2001 - $nil).

      (h) ACCOUNTING FOR TAX CREDITS

     Under Canadian GAAP, federal and provincial tax credits earned with respect to production costs may be included in revenue. Accounting Principles Board Opinion No. 4, "Accounting for the Investment Credit," requires tax credits to be presented as reduction of income tax expense. The corresponding impact would be a reduction of revenue and credit to income tax expense of $25.7 million (2001 - $18.2 million; 2000 - $24.0 million).

     (i) ACCOUNTING FOR STOCK BASED COMPENSATION

     Under U.S. GAAP the Company has elected to use the intrinsic value method in accounting for stock based compensation. In accordance with SFAS No. 123 accounting for stock based compensation the following disclosures are provided about the costs of stock based compensation awards using the fair value method.

     The weighted average estimated fair value of each stock option granted in the year ended March 31, 2002 was $1.36 (2001 - $1.64; 2000 - $1.76). On
     December 14, 1998 the Company modified the terms of 2,676,414 options outstanding on that date, reducing the exercise price from $8.10 to $5.25, with the effect that it effectively issued new options with an exercise price of $5.25. The vesting period and remaining contractual term were unchanged. For proforma purposes, the Company has recognized additional compensation cost for the excess of the fair value of the modified options issued over the value of the original options at the date of the exchange measured using the Black-Scholes option pricing model, with the following assumptions: $4.75 market common share price, $5.25 exercise price, 6.0% risk-free interest rate, 35% volatility, and a 0% dividend yield. The total excess fair value of the stock options affected was estimated to be $1.4 million and is being recognized over the remaining vesting period of the options. The total stock compensation expense in the year ended March 31, 2002 would be $3.9 million (2001 - $5.4 million; 2000 - $4.0 million).

     For disclosure purposes fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for stock options granted: a dividend yield of 0%, expected volatility of 50% (2001 - 50%; 2000 - $35%), risk-free interest rate of 2.0% (2001 - 5.5%; 2000 - 6.0%) and expected life of five years.

     The resulting pro forma U.S. GAAP loss and loss per share for the year ended March 31, 2002 before the effect of adoption of new accounting pronouncements was $75.8 million and $1.88 respectively (2001 - net income of $3.3 million and loss per share of $0.02; 2000 - loss and loss per share $6.4 million and $0.24 respectively).

     The resulting pro forma U.S. GAAP net loss and loss per share for the year ended March 31, 2002 was $75.8 million and $1.88 respectively (2001 - loss and loss per share of $55.6 million and $1.54 respectively; 2000 - loss and loss per share $6.4 million and $0.24 respectively).

     (j) INCOME (LOSS) PER SHARE

     Basic income (loss) per share under U.S. GAAP is calculated as follows:

                                                     YEAR ENDED     Year ended     Year ended
                                                      MARCH 31,      March 31,      March 31,
                                                        2002           2001           2000
Numerator:
     Net income (loss) (before accounting change      $(71,832)      $  8,725       $ (2,424)
     in 2001)
Less:
     Series A preferred share dividends                 (2,492)        (2,497)          (591)
     Accretion on Series A preferred shares             (1,920)        (1,555)        (1,008)
                                                      --------       --------       --------
Income (loss) available to common shareholders        $(76,244)      $  4,673       $ (4,023)
                                                      ========       ========       ========
Denominator:
     Weighted average common shares outstanding
         (number/'000s)                                 42,753         36,196         30,665
                                                      ========       ========       ========
Basic and diluted income (loss) per share             $  (1.78)      $   0.13       $  (0.11)
                                                      ========       ========       ========

     (k) PROPORTIONATE CONSOLIDATION

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

     (l)  CONSOLIDATED STATEMENTS OF CASH FLOWS

     The Company's cash flow statement prepared in accordance with Canadian GAAP complies with U.S. GAAP.

     (m)  CONSOLIDATED FINANCIAL STATEMENTS

     Under Canadian GAAP, the Company consolidates the financial statements of CineGroupe Corporation ("CineGroupe"). On July 10, 2001, as a condition of a $14.0 million equity financing with a third party, CineGroupe's Shareholders' Agreement was amended to allow for certain participatory super-majority rights to be granted to the shareholders. Therefore, under U.S. GAAP, the Company is now precluded from consolidating CineGroupe and will account for CineGroupe, commencing April 1, 2001, using the equity method.

     The impact of accounting for CineGroupe using the equity method under U.S. GAAP, would be a reduction in fiscal 2002 revenue to $371.0 million, direct operating expenses to $207.0 million, distribution and marketing costs to $119.0 million and general and administration expenses to $50.2 million. The impact of using the equity method under U.S. GAAP on the consolidated balance sheet at March 31, 2002 would be a reduction in total assets to $536.3 million and a reduction in debt (including bank loans, production and distribution loans, and long-term debt) to $300.7 million.

22.  RECENT PRONOUNCEMENTS

     ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS-

     In August 2001, the Financial Accounting Standards Board issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 will be effective for financial statements issued for fiscal years beginning after December 15, 2001. SFAS 144 supersedes SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", however, it retains the fundamental provisions of that statement related to the recognition and measurement of the impairment of long-lived assets to be "held and used". In addition, SFAS 144 provides more guidance on estimating cash flows when performing a recoverability test, requires that long-lived assets to be disposed of other than by sale to be classified as "held and used" until it is disposed of, and establishes more restrictive criteria to classify an asset as "held for sale". The new standard is not expected to have any affect on the Company.

     STOCK-BASED COMPENSATION-

     In January 2002, the CICA released Section 3870, "Stock-Based Compensation and Other Stock-Based Payments", to be applied by companies for fiscal years beginning on or after January 1, 2002 and applied to awards granted on or after the date of adoption. Section 3870 establishes standards for the recognition, measurement and disclosure of stock-based compensation and other stock-based payments made in exchange for goods and services, and is similar, in many respects to APB 25. The new standard is not expected to have any affect on the Company.

23.  QUARTERLY FINANCIAL DATA (UNAUDITED)

     Certain quarterly information is presented below (all amounts in thousands of Canadian dollars, except per share amounts):

                                                     FIRST          SECOND          THIRD          FOURTH
                                                    QUARTER        QUARTER         QUARTER         QUARTER
2002
Revenues                                            $ 69,549       $ 92,309       $ 111,062       $ 153,662
Direct operating costs                              $ 38,262       $ 49,759       $  63,988       $  98,326
Income (loss) before write-down and equity
interest in investments subject to significant
influence                                           $  1,515       $    525       $  (3,804)      $ (19,292)
Net income (loss)                                   $   (517)      $    220       $  (4,993)      $ (68,272)
Basic and diluted loss per share                    $  (0.05)      $  (0.03)      $   (0.15)      $   (1.63)

                         Report of Independent Auditors

The Members
Mandalay Pictures, LLC

We have audited the balance sheet of Mandalay Pictures, LLC as of March 31, 2002, and the related statements of operations, changes in members' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Mandalay Pictures, LLC for the year ended March 31, 2001 were audited by other auditors, whose report dated June 22, 2001, expressed an unqualified opinion on those statements and included an explanatory paragraph that disclosed the change in the Company's method of film accounting discussed in Note 1 to these financial statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mandalay Pictures, LLC at March 31, 2002, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that Mandalay Pictures, LLC will continue as a going concern. As more fully described in Note 1, the Company has incurred recurring operating losses and requires additional financing in order to produce future films. Additionally, the Company has not successfully negotiated distribution arrangements for future films. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                /s/ERNST & YOUNG LLP

Los Angeles, California
May 17, 2002

                             Mandalay Pictures, LLC

                           Consolidated Balance Sheets
                           (All amounts in US dollars)

                                                        MARCH 31
                                                2002                2001
                                                ----                ----
ASSETS

Cash and cash equivalents                  $   4,841,984       $  16,113,095
Restricted cash                               13,647,669          21,147,617
Accounts receivable                           16,214,580          29,105,253
Other receivables                                     --          15,225,000
Film inventory                                86,746,444         133,127,349
Due from (to) affiliates                          42,592             (32,806)
Other assets                                      38,621             113,815
                                           -------------       -------------
Total assets                               $ 121,531,890       $ 214,799,323
                                           =============       =============

LIABILITIES

Accounts payable and accrued expenses      $   4,380,559       $     875,163
Accrued participations and residuals          13,867,670           9,847,001
Bank loan                                             --           3,085,380
Production loans                              47,430,000          93,126,648
Contractual obligations                        6,846,491          36,574,600
Deferred revenue                              31,347,078          41,256,404
                                           -------------       -------------
Total liabilities                            103,871,798         184,765,196

Commitments and contingencies

Members' equity:
   Contributions from members                 44,639,000          50,001,000
   Accumulated deficit                       (26,978,908)        (19,966,873)
                                           -------------       -------------
Total members' equity                         17,660,092          30,034,127
                                           -------------       -------------
Total liabilities and members' equity      $ 121,531,890       $ 214,799,323
                                           =============       =============

See accompanying notes.

                             Mandalay Pictures, LLC

                      Consolidated Statements of Operations
                           (All amounts in US dollars)


                                                                           YEAR ENDED MARCH 31
                                                                         2002               2001
                                                                         ----               ----
Revenues                                                             $ 79,672,559       $ 42,671,932

Operating expenses:
   Amortization of film costs                                         (79,944,752)       (42,448,780)
   Write-off of abandoned film projects                                (4,371,778)          (341,090)
   General and administration                                          (4,020,597)        (5,769,015)
   Depreciation                                                           (39,315)           (92,262)
                                                                     ------------       ------------
                                                                      (88,376,442)       (48,651,147)
                                                                     ------------       ------------
Loss from operations                                                   (8,703,883)        (5,979,215)

Other income (expense):
   Interest income                                                      1,197,223          1,972,026
   Interest expense                                                      (524,227)          (191,000)
   Gain on contractual settlement                                       1,042,515                 --
                                                                     ------------       ------------
                                                                        1,715,511          1,781,026
                                                                     ------------       ------------
Loss before provision for income taxes and cumulative change in
   accounting principle                                                (6,988,372)        (4,198,189)

Provision for income taxes                                                (23,663)           (22,318)
                                                                     ------------       ------------
Loss before cumulative effect of change in accounting principle        (7,012,035)        (4,220,507)
Cumulative effect of change in accounting principle                            --         (3,784,000)
                                                                     ------------       ------------
Net loss                                                             $ (7,012,035)      $ (8,004,507)
                                                                     ============       ============

See accompanying notes.

                             Mandalay Pictures, LLC

              Consolidated Statements of Changes in Members' Equity
                           (All amounts in US dollars)

                              Tigerstripes,    LG Pictures,
                                  LLC              Inc.               Total
                                  ---              ----               -----
Balance at March 31, 2000      $      550      $ 38,038,084       $ 38,038,634
   Net loss                            --        (8,004,507)        (8,004,507)
                               ----------      ------------       ------------
Balance at March 31, 2001             550        30,033,577         30,034,127
   Return of capital                   --        (5,362,000)        (5,362,000)
   Net loss                            --        (7,012,035)        (7,012,035)
                               ----------      ------------       ------------
Balance at March 31, 2002      $      550      $ 17,659,542       $ 17,660,092
                               ==========      ============       ============

See accompanying notes.

                             Mandalay Pictures, LLC

                      Consolidated Statements of Cash Flows
                           (All amounts in US dollars)

                                                                       YEAR ENDED MARCH 31
                                                                     2002               2001
                                                                     ----               ----
OPERATING ACTIVITIES

Net loss                                                        $ (7,012,035)      $  (8,004,507)
Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
     Cumulative effect of a change in accounting principle                --           3,784,000
     Gain on contractual settlement                               (1,042,515)                 --
     Depreciation                                                     39,315              92,262
     Write-off of abandoned film projects                          4,371,778             341,090
     Amortization of film costs                                   79,944,752          42,448,780
     Changes in operating assets and liabilities:
       Restricted cash                                             7,499,948          10,865,134
       Accounts receivable                                        12,480,450         (25,542,114)
       Other receivables                                                  --         (11,400,966)
       Film inventory                                            (86,040,522)       (129,299,198)
       Due to/from affiliates, net                                   (75,398)            276,986
       Other assets                                                   35,879             320,321
       Accounts payable and accrued expenses                         426,778          (6,630,295)
       Accrued participations and residuals                       13,840,676           6,647,001
       Contractual obligations                                       596,491          20,402,652
       Deferred revenue                                             (211,894)         36,150,110
                                                                ------------       -------------
                                                                  31,865,738         (51,544,237)
                                                                ------------       -------------
Net cash provided by (used in) operating activities               24,853,703         (59,548,744)

FINANCING ACTIVITIES

Proceeds (repayments) from bank loan, net                             53,465             284,196
Repayments on production loans                                   (85,176,648)        (21,614,163)
Proceeds from production loans                                    39,480,000          84,183,584
Proceeds from other financing arrangements                        13,295,708            (433,352)
Return of members' capital contributions                          (5,362,000)                 --
Proceeds from contractual settlement                               1,584,661                  --
                                                                ------------       -------------
Net cash (used in) provided by financing activities              (36,124,814)         62,420,265
                                                                ------------       -------------
Net (decrease) increase in cash and cash equivalents             (11,271,111)          2,871,521

Cash and cash equivalents, beginning of year                      16,113,095          13,241,574
                                                                ------------       -------------
Cash and cash equivalents, end of year                          $  4,841,984       $  16,113,095
                                                                ============       =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid                                                   $  2,095,347       $   5,926,277
Income taxes paid                                               $     23,663       $      22,318

See accompanying notes.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

OPERATIONS AND BASIS OF PRESENTATION

Mandalay Pictures, LLC (the Company) was incorporated on March 1, 1998 as a Delaware limited liability company. The Company develops, finances, produces and distributes major motion pictures.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and accounts have been eliminated.

The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to produce and distribute films. As of March 31, 2002, the Company has arranged financing and distribution for two films that are currently in production. However, the Company has incurred recurring operating losses, and has not arranged financing for production of any future films. In addition, although distribution arrangements are in place for films currently in production, the Company's current distribution arrangements have been terminated or have expired and the Company has not successfully negotiated other distribution arrangements for future films. If the Company cannot produce future films, the Company will not be able to continue as a going concern.

Management is actively pursuing other film financing and distribution options. However, there can be no assurance that the Company will be successful in its efforts to identify additional financing or distribution arrangements on terms acceptable to the Company. The financial statements do not include any adjustments relating to the recoverability of the carrying amount of the recorded assets or the amount of liabilities that might result from the outcome of the Company's inability to produce future films.

CHANGE IN ACCOUNTING PRINCIPLE

In June 2000, the American Institute of Certified Public Accountants issued Statement of Position 00-2, "Accounting by Producers or Distributors of Films" (the SOP). The SOP established new accounting standards for producers and distributors of films, including changes in revenue recognition concepts and accounting for exploitation, development. The SOP requires that advertising costs be expensed in accordance with SOP 93-7, "Reporting on Advertising Costs," while all other exploitation costs are to be expensed as incurred. In addition, the SOP provided that development costs for abandoned projects and indirect overhead costs are to be charged to expense instead of being capitalized to film costs.

The Company adopted the SOP effective April 1, 2000 and recorded a charge for the initial adoption of $3,784,000, which has been reflected as a cumulative effect of a change in accounting principle in the accompanying consolidated statements of operations. Also as a result of the adoption, the Company recognized approximately $18,748,000 of revenue in fiscal year 2001, which was recognized in prior years. The effect on net loss of recognizing these revenues was not material.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the year. Actual results could differ from those estimates.

SUPPLEMENTAL CASH FLOW INFORMATION

During the year ended March 31, 2002, the Company entered into an agreement to settle various amounts owed between the Company and third-party investors in certain films produced by the Company. As a result, contractual obligations of $16,767,000 were offset against film costs of $16,002,000, other receivables of $723,000 and accounts payable of $42,000. In addition, accrued participation of $4,286,000, contractual obligations of $3,000,000 and film costs of $2,759,000 were offset against other receivables of $10,045,000.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments with an original maturity of three months or less and investments in money market funds to be cash equivalents. At times, cash balances held at financial institutions are in excess of the Federal Deposit Insurance Corporation's limits.

RESTRICTED CASH

Restricted cash represents amounts on deposit with financial institutions as collateral for certain distribution agreements and for the payment of interest and bank fees associated with loans made for the production of certain films. At March 31, 2002 and 2001, the amount of restricted cash on deposit was $13,647,669 and $21,147,617, respectively. These deposits require third party approvals prior to the disbursement of any funds. Any unused funds will be returned to the Company upon repayment of the underlying loan.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of cash and cash equivalents, accounts receivable, other assets, accounts payable and accrued expenses, bank and production loans, contractual obligations, accrued participations and residuals, and amounts due from affiliates as reflected in the financial statements approximate their carrying value at March 31, 2002 and 2001, respectively.

FILM COSTS

FILM INVENTORY

Film inventory represents the unamortized cost of films which have been developed and produced by the Company or for which the Company has acquired distribution rights. Such costs include all production costs, including an allocation of direct overhead and financing costs. Included in film inventory costs are development costs representing expenditures directly attributable to projects which are incurred prior to their production. Such inventory items are capitalized and, upon commencement of production, are charged to the production. Development costs not charged to a production are written off when the project is abandoned or when more than three years has passed from the first expenditure.

FILM INVENTORY (CONTINUED)

Film inventory is stated at the lower of cost, net of amortization, or fair value. Film inventory costs are amortized against revenues generated by the delivery and subsequent exploitation of the film. Amortization is determined using the individual film forecast method, whereby costs accumulated in the development and production of a film are amortized in the proportion that current gross revenues bear to management's estimate of the total gross revenues expected to be received from all sources within ten years of release. Where applicable, unamortized inventory is written down to fair value using a discounted cash flow model based on this appraisal.

Participations and Residuals

Estimated liabilities for participations and residuals are amortized in the same manner as film inventory costs.

Based on management's estimates, approximately $6,934,000 of the balance of accrued participations and residuals at March 31, 2002 will be paid during the year ending March 31, 2003.

REVENUE RECOGNITION

Revenue is recognized in accordance with the provisions of the SOP. The Company licenses certain film rights through international distribution agreements that provide for the payment of minimum guaranteed license fees (MGs), usually payable on delivery of the respective completed film, that are subject to further increase based on the actual distribution results in the respective territory. MGs related to contracts which contain holdback provisions, precluding the distributor from exploiting secondary markets until certain time periods have lapsed, are allocated across those markets and recognized as revenue when each holdback provision expires and the film is available for exploitation by the distributor.

Revenue allocated to the primary market, usually the theatrical market, is recognized as revenue on the date the completed film is available for exploitation in the related territory and certain other conditions of sale have been met pursuant to criteria specified by the SOP.

In March 1998, the Company entered into a financing and distribution agreement (the Paramount Agreement) with Paramount Pictures Corporation (Paramount) that gave Paramount the option to acquire the distribution rights in all territories other than those covered by the various international distribution agreements. Any amounts received from Paramount at the commencement of the license period are treated as MGs with revenue being recognized in a manner similar to the international distribution agreements discussed above. See Note 6.

DEFERRED REVENUE

Deferred revenue represents MGs received from distributors for which holdback provisions have not yet lapsed, thus precluding the distributor from exploiting the film in markets covered by the holdback provisions. Revenue is recognized by the Company when the holdback has lapsed and the film is available for exploitation by the distributor.

INCOME TAXES

For federal income tax purposes, profits and losses are passed through to the members. Accordingly, no provision has been made in these financial statements for federal income taxes. For the years ended March 31, 2002 and 2001, the Company recorded a provision related to California limited liability company taxes of $23,663 and $22,318, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). FAS 133 requires companies to record derivatives on their balance sheets as assets or liabilities, measured at fair value. Under FAS 133, gains or losses resulting from changes in the values of derivatives are to be reported in the statement of operations or as a deferred item, depending on the use of the derivatives and whether they qualify for hedge accounting. The Company adopted FAS 133 on April 1, 2001. The impact on the financial statements of adopting this standard was not material.

2. FILM INVENTORY

Film inventory consists of the following at March 31:

                                                2002              2001
                                                ----              ----
Projects released, net of amortization      $ 34,711,370      $ 56,885,456
Projects in production                        50,310,244        64,948,138
Projects in development/pre-production         1,724,830        11,293,755
                                            ------------      ------------
                                            $ 86,746,444      $133,127,349
                                            ============      ============

The Company estimates that approximately 29% and 80% of its unamortized released film costs at March 31, 2002 will be amortized within the next one and three year periods, respectively.

During the years ended March 31, 2002 and 2001, the Company capitalized to film inventory interest of $1,759,453 and $5,200,602, respectively, and production overhead of $6,003,815 and $7,000,000, respectively.

3. BANK LOAN

On February 12, 1999, the Company entered into a credit facility, which provided a line of credit bearing interest at the rate of LIBOR plus 1.75%. Borrowings under this credit facility were guaranteed by a group of insurance companies, were non-recourse to the Company and were collateralized by certain revenues and copyrights. The Company had $3,085,380 outstanding under this facility at March 31, 2001. In fiscal year 2002, in conjunction with a settlement with Paramount (see Note 6), the Company repaid all amounts owed under this credit facility and negotiated with the insurers for a refund of a portion of the premiums paid. As a result of these negotiated settlements, the Company recorded a gain of approximately $1,043,000.

4. PRODUCTION LOANS

In order to finance the production of its films, the Company has entered into various non-recourse production loans with its lenders. The credit facilities each provide a line of credit up to an amount approximating the total budgeted costs of the underlying film and bear interest at the rate of LIBOR, plus

1.5%. Borrowings under the production loans are collateralized by, and will be repaid from, contractual MGs due on certain contracts entered into with foreign distributors for the distribution of the underlying film. The production loans are cancelled upon repayment. The Company has entered into the following production loan arrangements:

                                                                       2002             2001
                                                                       ----             ----
Production loan dated December 3, 2001, due February 3, 2004       $27,030,000      $        --
Production loan dated December 15, 2000, due January 7, 2003        20,400,000       12,200,000
Production loan dated May 19, 2000, due July 3, 2002                        --       53,191,730
Production loan dated October 15, 1999, due February 27, 2002               --       27,734,918
                                                                   -----------      -----------
                                                                   $47,430,000      $93,126,648
                                                                   ===========      ===========

For each of the production loans discussed above, the bank has required the Company to enter into foreign exchange options to hedge the Japanese yen translation fluctuation applicable to the distribution contracts entered into with the Japanese distributor. These options, which are exercisable during 2002, had a fair value of $26,300 and $113,800 at March 31, 2002 and 2001, respectively.

5. FILM FINANCING TRANSACTIONS

In addition to the production loans described in Note 4, the Company has entered into arrangements with a third party (the Film Investor), whereby the Film Investor contributed a portion of the budgeted costs of certain films in exchange for a share of all distribution proceeds, as defined, generated by the underlying film. The proceeds of these transactions represent equity investments in the underlying film and were recorded as a reduction to the costs of the film. During the years ended March 31, 2002 and 2001, the Company received approximately $9,400,000 and $28,500,000, respectively, from the Film Investor pursuant to these arrangements.

In addition, during the year ended March 31, 2001, the Film Investor paid to the Company $9,250,000 toward the costs of a film, which amount is collateralized by a subordinated security interest in the underlying film. The amount is guaranteed to be returned to the Film Investor no later than July 2004, together with interest at LIBOR plus 0.4%. During the year ended March 31, 2002, the Company repaid $3,000,000 to the Film Investor. The remaining obligation included in contractual obligations in the accompanying consolidated balance sheet.

The Company entered into arrangements with third parties whereby the Company sold its rights to certain films and immediately leased back the attendant distribution rights for a specified term. Under the terms of these arrangements, the Company has agreed to make certain fixed annual payments to the purchasers over the length of the term. These payments have been legally assumed by various banks, in exchange for the Company depositing a certain amount in cash, and the purchasers have relinquished any claim against the Company for the payments. Upon the payment of the final amount, all rights previously sold revert back to the Company. The deposits and corresponding fixed payment obligations are not presented in the financial statements, as they are no longer the property nor the responsibility of the Company. During the years ended March 31, 2002 and 2001, the Company received approximately $2,300,000 and $3,000,000, respectively, which were recorded as reductions to film costs. In addition, during the year ended March 31, 2001, $10,558,000 was received by the Company and reflected as a contractual obligation since the film project to which it related had not yet commenced production and certain refund provisions applied under these circumstances. During the year ended March 31, 2002, the underlying film commenced production and, accordingly, the contractual obligation was offset against film costs.

The Company avails itself of government programs that are designed to assist film and television production and distribution in Canada. During the years ended March 31, 2002 and 2001, the Company received approximately $1,000,000 and $500,000, respectively, from these government programs. Such amounts were recorded as reductions to film costs.

6. COMMITMENTS AND CONTINGENCIES

EMPLOYMENT AGREEMENTS

The Company employs certain of its executives (who are also members of Tigerstripes, LLC) under formal employment agreements. In January 2001, the executives and the parent company of LG Pictures, Inc., Lions Gate Entertainment Corp. (Lions Gate), entered into an agreement whereby the executives agreed to defer a portion of their salaries. In November 2001, pursuant to the Reorganization Agreement (see Note 7), the terms of these employment agreements were extended through December 31, 2004, subject to earlier termination under certain circumstances. The Reorganization Agreement also provided for payment of a portion of the salaries that had been previously deferred. The employment agreements provide for minimum annual base compensation of $4,280,000, of which $238,500 was deferred at March 31, 2002.

DISTRIBUTION AGREEMENTS

The Paramount Agreement (see Note 1) provided for a term of the shorter of five years, or commencement of production of 20 motion pictures, subject to earlier termination under certain circumstances. Pursuant to the Paramount Agreement, Paramount made annual contributions to the overhead expenses of the Company. These overhead contributions totaled $1,500,000 and $2,000,000 for the years ended March 31, 2002 and 2001, respectively, and are presented as reductions to general and administration expenses in the accompanying consolidated statements of operations.

In December 2001, the parties agreed to terminate the Paramount Agreement. The termination of the Paramount Agreement will have no impact on its obligations with respect to the Company's released films, nor with the two films currently in post-production.

Under the Paramount Agreement, the Company assumed responsibility for certain amounts payable to unions and actors based on the performance in certain territories of one of its motion pictures. Paramount was the primary obligor of these obligations. In May 2001, in conjunction with repayment of the underlying credit facility (see Note 3), the Company negotiated a settlement of this arrangement with Paramount, which resulted in the Company transferring its rights in the motion picture to Paramount, in exchange for Paramount's assumption of all obligations to unions and actors.

7. MEMBERS' EQUITY

Mandalay is governed by an operating agreement (the Operating Agreement), between LG Pictures, Inc. and Tigerstripes, LLC (the Members). As a limited liability company, the Members of Mandalay are not liable for debts or other obligations of Mandalay. The LLC Agreement governs the relative rights and duties of the Members.

The ownership interests of the Members in Mandalay consist of 44,638,000 Class A Preferred Units, 450 Class B Common Units and 550 Class C Common Units.

Pursuant to the Operating Agreement, LG Pictures, Inc. shares in 100% of Mandalay's losses and 100% of its earning until LG Pictures, Inc. recovers its original $50,000,000 investment. Thereafter, Tigerstripes and LG Pictures, Inc. are entitled to 55% and 45%, respectively, of the earnings of Mandalay.

In November 2001, Mandalay and Lions Gate entered into an agreement to reorganize Mandalay (the Reorganization Agreement). Pursuant to the Reorganization Agreement, certain restrictions were placed on the amounts Mandalay can spend for overhead and development expenses. In addition, the Reorganization Agreement modified the employment agreements of certain executives of Mandalay (see Note 6) and provided for returns of capital to Lions Gate under certain circumstances. As security for the payment of all amounts owed to Lions Gate provided for in the Reorganization Agreement, Mandalay agreed to grant to Lions Gate a security interest in all of its assets, including its films and all proceeds from the production or exploitation thereof. During the year ended March 31, 2002, Mandalay returned capital of $5,362,000 to Lions Gate pursuant to the Reorganization Agreement.

The Reorganization Agreement also provides that under certain circumstances (as specified in the Reorganization Agreement), Lions Gate will have the right to terminate the Reorganization Agreement and wind down the operations of Mandalay at December 31, 2003.

8. RELATED PARTIES

Due (to) from affiliates consists of the following at March 31:

                                 2002           2001
                                 ----           ----
Lions Gate                     $  5,258       $(84,468)
Other Mandalay companies*        37,334         51,662
                               --------       --------
                               $ 42,592       $(32,806)
                               ========       ========

* Includes various Mandalay named companies in which members of the Company have significant interest.

LG Pictures, Inc. was required to compensate the Company for any interest income foregone on a required equity contribution that was replaced by the establishment of the bank loan (see Note 3). During the year ended March 31, 2001, the Company received $190,000 under this agreement, which amount was included in interest income.

                                INDEX TO EXHIBITS

 Exhibit
 Number                        Description of Documents
 ------                        ------------------------
  3.1(1)      Articles of Incorporation

  3.2(3)      Amendment to Articles of Incorporation to Provide Terms of the
              Series A Preferred Shares dated as of December 20, 1999

  3.3(5)      Amendment to Articles of Incorporation to Provide Terms of the
              Series B Preferred Shares dated as of September 26, 2000

  3.4(6) Amendment to Articles of Incorporation to change the size of the Board of Directors dated as of September 12, 2001

  4.1(1) Trust Indenture between the Company and CIBC Mellon Trust Company dated as of April 15, 1998

  4.2(3)      Warrant Indenture between the Company and CIBC Mellon Trust
              Company dated as of December 30, 1999

 10.1(8)      Amended Employees' and Directors' Equity Incentive Plan

 10.2(1)      Incentive Plan Stock Option Agreement No. 1

 10.3(1)      Incentive Plan Stock Option Agreement No. 2

 10.4(1)+     Memorandum of Understanding among the Company, LG Pictures Inc.,
              Tigerstripes, Peter Guber, Paul Schaeffer and Adam Platnick dated
              March 6, 1998

 10.5(1)      Amendment to Memorandum of Understanding among the Company, LG
              Pictures Inc., Tigerstripes, Peter Guber, Paul Schaeffer and Adam
              Platnick dated December 29, 1998

 10.6(1)      Amendment to Memorandum of Understanding among the Company, LG
              Pictures Inc., Tigerstripes, Peter Guber, Paul Schaeffer and Adam
              Platnick dated December 30, 1998

 10.7(4)      Agreement and Plan of Merger among the Company, LGE Merger Sub and
              Trimark dated June 6, 2000

 10.8(4) Registration Rights Agreement dated as of June 6, 2000, by and among the Company, Mark Amin and Reza Amin

 10.9         Amended and Restated Unanimous Shareholders Agreement of
              Corporation CineGroupe dated as of July 10, 2001

10.10(4) Employment Agreement dated as of June 6, 2000, between the Company and Mark Amin

10.11(5)      Employment Agreement between the Company and Marni Wieshofer dated
              August 26, 2000

10.12(5)      Employment Agreement between the Company and Jon Feltheimer dated
              February 27, 2001

10.13(5) Employment Agreement between the Company and John Dellaverson dated April 1, 2001

10.14(5)      Ignite, LLC and Lions Gate Films Inc. deal memo dated February 15,
              2001

10.15         Amendment #2 dated May 13, 2002 to Ignite, LLC and Lions Gate
              Films Inc. deal memo dated February 15, 2001

 Exhibit
 Number                        Description of Documents
 ------                        ------------------------
10.16(7)      Credit, Security, Guaranty and Pledge Agreement by and among Lions
              Gate Entertainment Corp., Lions Gate Entertainment Inc., the
              Guarantors referred to therein, the Lenders referred to therein,
              The Chase Manhattan Bank, National Bank of Canada, and Dresdner
              Bank AG, New York and Grand Cayman Branches dated as of September
              25, 2000

10.17(7)      First Amendment dated as of April 4, 2001 to the Credit, Security,
              Guaranty and Pledge Agreement by and among Lions Gate
              Entertainment Corp., Lions Gate Entertainment Inc., the Guarantors referred to therein, the Lenders referred to therein, The Chase
              Manhattan Bank, National Bank of Canada, and Dresdner Bank AG, New
              York and Grand Cayman Branches dated as of September 25, 2000

10.18(7)      Second Amendment dated as of May 30, 2001 to the Credit, Security,
              Guaranty and Pledge Agreement by and among Lions Gate
              Entertainment Corp., Lions Gate Entertainment Inc., the Guarantors referred to therein, the Lenders referred to therein, The Chase
              Manhattan Bank, National Bank of Canada, and Dresdner Bank AG, New
              York and Grand Cayman Branches dated as of September 25, 2000

10.19(7)      Third Amendment dated as of July 31, 2001 to the Credit, Security,
              Guaranty and Pledge Agreement by and among Lions Gate
              Entertainment Corp., Lions Gate Entertainment Inc., the Guarantors referred to therein, the Lenders referred to therein, The Chase
              Manhattan Bank, National Bank of Canada, and Dresdner Bank AG, New
              York and Grand Cayman Branches dated as of September 25, 2000

10.20         Fourth Amendment dated as of February 6, 2002 to the Credit,
              Security, Guaranty and Pledge Agreement by and among Lions Gate
              Entertainment Corp., Lions Gate Entertainment Inc., the Guarantors referred to therein, the Lenders referred to therein, The Chase
              Manhattan Bank, National Bank of Canada, and Dresdner Bank AG, New
              York and Grand Cayman Branches dated as of September 25, 2000

 21.1         List of Subsidiaries

 23.1         Consent of Independent Accountant

 23.2         Consent of Independent Accountant

 23.3         Consent of Independent Accountant

 23.4         Consent of Independent Accountant

 24.1         Power of Attorney (Contained on Signature Page)

------------
(1) Incorporated by reference to the Company's Annual Report on Form 20-F for the fiscal year ended March 31, 1998 (File No. 000-27730).

(2) Incorporated by reference to the Company's Annual Report on Form 20-F for the fiscal year ended March 31, 1999 (File No. 000-27730).

(3) Incorporated by reference to the Company's Annual Report on Form 20-F for the fiscal year ended March 31, 2000 (File No. 000-27730).

(4) Incorporated by reference to the Company's Form F-4 Registration Statement under the Securities Act of 1933 dated August 2000.

(5) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2001 (File No. 1-14880).

(6) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period year ended September 30, 2001 (File No. 1-14880).

(7) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period year ended December 31, 2001 (File No. 1-14880).

(8) Incorporated by reference to the Company's Definition Proxy Statement dated August 13, 2001 (File No. 1-14880)

+ Portions of these exhibits have been omitted pursuant to a request for confidential treatment.