Form 10-Q
period 2002-06-30
LIONS GATE ENTERTAINMENT CORP /CN/
filed 2002-08-14
CIK 929351

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

[x] Quarterly report pursuant to section 13 or 15(d)
of the Securities and Exchange Act of 1934

For the quarterly period ended June 30, 2002

or

[  ] Transition report pursuant to section 13 or 15(d)
of the Securities and Exchange Act of 1934

For the transition period from                      to

Commission File No. 1-14880

LIONS GATE ENTERTAINMENT CORP.
 (Exact name of registrant as specified in its charter)

British Columbia, Canada (State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 3123, Three Bentall Centre
595 Burrard Street
Vancouver, British Columbia V7X 1J1
(Address of principal executive offices, zip code)

Registrant’s telephone number, including area code: (604) 609-6100

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes    X       No

     As of July 31, 2002, 43,207,399 shares of the registrant’s no par value common stock were outstanding.

     Unless the context indicates otherwise, all references herein to “Lions Gate,” “the Company,” “we,” “us,” and “our” refer collectively to Lions Gate Entertainment Corp. and its subsidiaries.

     This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate,” “could” or “continue” or the negative thereof or other variations thereon or comparable terminology. These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause our actual results to be materially different from any future results expressed or implied by us in those statements. The most important factors that could prevent us from achieving our stated goals include, but are not limited to, the following:

•	any inability to manage our growth or obtain financing to support our operations;

•	the unpredictability of commercial success of films and television programs which may result in significant write-downs affecting our results of operations and financial condition;

•	dependence on third party financing, government incentive programs and German tax shelter arrangements that could be reduced, amended or eliminated;

•	actual production costs exceeding budgets due to circumstances beyond our control;

•	operating results fluctuating materially from period-to-period;

•	interest rate changes; and

•	fluctuating currency rates.

Because these statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward looking statements. We caution you not to place undue reliance on the statements, which speak only as of the date of this report. We do not undertake any obligation to release publicly any revision to any forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation” — “Risks and Uncertainties” and “Currency Risk Management.”

PART I

Item 1.  Financial Statements.

LIONS GATE ENTERTAINMENT CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(All amounts in thousands of United States dollars)

	June 30, 2002	March 31, 2002

	(Unaudited)	(Note 2)
Assets
Cash and cash equivalents	$1,406	$6,641
Restricted cash	495	706
Accounts receivable, net of reserve for video returns of $11,426 (March 31, 2002 — $6,342) and provision for doubtful accounts of $10,014 (March 31, 2002 — $10,794)	132,114	116,941
Investment in films and television programs	187,935	181,002
Discontinued operation	10,000	10,000
Property and equipment	32,966	31,729
Goodwill, net of accumulated amortization of $5,643	27,499	27,499
Other assets	11,391	9,451
Future income taxes	490	466

	$404,296	$384,435

Liabilities
Bank loans	$138,787	$143,734
Accounts payable and accrued liabilities	56,116	52,277
Accrued participations and residuals costs	20,615	16,939
Production loans	28,459	23,941
Long-term debt	48,450	47,400
Deferred revenue	20,700	13,818
Minority interests	9,392	8,481

	322,519	306,590

Commitments and contingencies

Shareholders’ Equity
Preferred shares, 200,000,000 shares authorized, issued in series, including 1,000,000 series A (11,830 and 11,830 shares issued and outstanding) and 10 series B (10 and 10 shares issued and outstanding) (liquidation preference $30,167)	31,191	30,751
Common stock, no par value, 500,000,000 shares authorized, 43,231,921 and 43,231,921 issued and outstanding	157,675	157,675
Accumulated deficit	(104,023)	(105,801)
Cumulative translation adjustments	(3,066)	(4,780)

	81,777	77,845

	$404,296	$383,582

See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(All amounts in thousands of United States dollars, except per share amounts)

	Three months ended	Three months ended
	June 30, 2002	June 30, 2001

Revenues	$94,212	$45,124

Expenses:
Direct operating	43,875	24,825
Distribution and marketing	35,968	10,145
General and administration	7,484	7,204
Amortization	1,338	886

Total expenses	88,665	43,060

Operating Income	5,547	2,064

Other Expenses:
Interest on debt initially incurred for a term of more than one year	2,636	2,568
Minority interests	465	(178)

Total other expenses	3,101	2,390

Income (Loss) Before Income Taxes and Equity Interests	2,446	(326)
Income taxes	133	(1,310)

Income Before Equity Interests	2,313	984
Equity interest in Christal Films Distribution Inc.	394	—
Equity interest in CinemaNow, LLC	—	(417)

Net Income from Continuing Operations	2,707	567
Income (Loss) from Discontinued Operation	—	(902)

Net Income (Loss)	2,707	(335)
Dividends on Series A preferred shares	(406)	(411)
Accretion on Series A preferred shares	(523)	(531)

Net Income (Loss) Available to Common Shareholders	$1,778	$(1,277)

Basic and Diluted Income (Loss) Per Common Share —
Income (loss) from continuing operations	$0.04	$(0.01)
Income (loss) from discontinued operation	0.00	(0.02)

Net Income (Loss)	$0.04	$(0.03)

See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(All amounts in thousands of United States dollars, except share amounts)

			Series A		Series B
	Common Stock		Preferred Shares		Preferred Shares			Cumulative
								Translation
	Number	Amount	Number	Amount	Number	Amount	Deficit	Adjustments	Total

Balance at March 31, 2001	42,296,838	$155,540	12,205	$29,936	10	$—	$(54,796)	$(3,163)	$127,517
Conversion of Series A preferred shares	648,000	1,652	(648)	(1,652)					—
Exercise of stock options	87,083	137							137
Issued pursuant to share bonus plan	200,000	346							346
Stock dividends			273	696					696
Net income loss available to common shareholders							(51,005)		(51,005)
Accretion of Series A preferred shares			—	1,771					1,771
Foreign currency translation adjustments								(1,617)	(1,617)

Balance March 31, 2002	43,231,921	$157,675	11,830	$30,751	10	$—	$(105,801)	$(4,780)	$77,845
Net income available to common shareholders							1,778		1,778
Accretion of Series A preferred shares				440					440
Foreign currency translation adjustments								1,714	1,714

Balance at June 30, 2002	43,231,921	$157,675	11,830	$31,191	10	$—	$(104,023)	$(3,066)	$81,777

See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(All amounts in thousands of United States dollars)

	Three months ended	Three months ended
	June 30, 2002	June 30, 2001

Cash flows from (used in) operating activities:
Net income (loss)	$2,707	$(335)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of property and equipment	858	513
Write-off of projects in development	320	213
Amortization of pre-operating costs	160	160
Amortization of deferred financing costs	322	246
Amortization of films and television programs	43,476	24,364
Minority interests	465	(178)
Other equity interests	(394)	417
Discontinued operation	—	902
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	(15,694)	3,670
Increase in investment in films and television programs	(50,010)	(71,063)
Other assets	(1,551)	(1,367)
Future income taxes	212	(256)
Accounts payable and accrued liabilities	4,569	(3,343)
Accrued participations and residuals costs	4,561	(2,410)
Deferred revenue	6,725	15,152

	(3,274)	(33,315)

Cash flows from (used in) financing activities:
Increase (decrease) in bank loans	(6,312)	29,318
Decrease in restricted cash	241	—
Increase in production loans	3,491	2,836
Decrease in long-term debt	(358)	(728)

	(2,938)	31,426

Cash flows from (used in) investing activities:
Purchase of property and equipment	(844)	(233)

	(844)	(233)

Net change in cash and cash equivalents	(7,056)	(2,122)
Foreign exchange effect on cash	1,821	235
Cash and cash equivalents — beginning of period	6,641	6,651

Cash and cash equivalents — end of period	1,406	4,764

See accompanying notes.

Lions Gate Entertainment Corp.
Notes to Unaudited Condensed Consolidated Financial Statements

1.   Nature of Operations

     Lions Gate Entertainment Corp. (“the Company” or “Lions Gate”) is a fully integrated entertainment company engaged in the development, production and distribution of feature films, television series, television movies and mini-series, non-fiction programming and animated programming, as well as the management of Canadian-based studio facilities. As an independent distribution company, the Company also acquires distribution rights from a wide variety of studios, production companies and independent producers.

2.   Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements include the accounts of Lions Gate and all of its majority-owned and controlled subsidiaries, with a provision for minority interests. The Company controls a subsidiary company through a combination of existing voting interests and an ability to exercise various rights under certain shareholder agreements and debentures to acquire common shares.

     These unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in Canada (“Canadian GAAP”) which conforms, in all material respects, with the accounting principles generally accepted in the United States (“U.S. GAAP”), except as described in note 10, for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by Canadian or U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these condensed consolidated financial statements. Operating results for the quarter are not necessarily indicative of the results that may be expected for the year ending March 31, 2003. Certain reclassifications have been made in the fiscal 2002 financial statements to conform to the fiscal 2003 presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for the year ended March 31, 2002.

     The balance sheet at March 31, 2002 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

     Commencing in the current quarter and going forward, our audited condensed consolidated financial statements are, and will be, presented in U.S. dollars as a substantial component of our operations are domiciled in the U.S. and the dominant market for trading volume of our common stock is on the American Stock Exchange®.

3.   Accounting Changes

     Goodwill —

     On November 1, 2001, the Canadian Institute of Chartered Accountants (“CICA”) released Section 3062, “Goodwill and Other Intangible Assets”, to be applied by companies for fiscal years beginning on or after January 1, 2002. Early adoption was permitted for companies with their fiscal year beginning on or after April 1, 2001, provided the first interim period financial statements had not been previously issued. The Company elected to early-adopt CICA 3062 on April 1, 2001. Under CICA 3062, goodwill is no longer amortized but is reviewed annually, or more frequently if impairment indicators arise, for impairment, unless certain criteria have been met, and is similar, in many respects, to Statement of Financial Accounting Standards (“SFAS”) 142, “Goodwill and Other Intangible Assets”, under U.S. GAAP. In accordance with the adoption provisions of CICA 3062, goodwill is required to be tested for impairment on the date of adoption. Under SFAS 142 goodwill is required to be tested for impairment within six months of adoption, as of the beginning of the year. At April 1, 2001 and September 30, 2001, it was determined that the fair value of each of the reporting units was in excess of its carrying value including goodwill and, therefore, no further work was required and an impairment loss was not required. Goodwill is required to be tested for impairment between the annual tests if an event occurs or circumstances change that more-likely-than-not reduce the fair value of a reporting unit below its carrying value. The amortization provisions of CICA 3062 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the amortization and impairment provisions of CICA 3062 are effective upon adoption of CICA 3062.

     Derivative Instruments and Hedging Activities —

     On April 1, 2001, the Company adopted SFAS 133 “Accounting for Derivative Instruments and Hedging Activities”, as amended in June 2000 by SFAS 138 “Accounting for Certain Derivative Instruments and Certain Hedging Activities”, where the provisions of SFAS 133 were applicable under Canadian GAAP, which requires companies to recognize all derivatives as either assets or liabilities in the balance sheet and measure such instruments at fair value. The adoption of these standards did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

4.   Investment in Films and Television Programs
      (all amounts in thousands of US dollars)

	June 30, 2002	March 31, 2002

Theatrical Films
Released, net of accumulated amortization	$66,196	$67,298
Completed and not released	15,721	9,648
Acquired library, net of accumulated amortization	38,381	38,405
In progress	2,820	5,405
In development	841	1,923

	123,959	122,679

Non-Theatrical Films and Direct-To-Television
Released, net of accumulated amortization	38,600	38,093
Completed and not released	988	1,842
In progress	21,490	15,533
In development	2,898	2,855

	63,976	58,323

	$187,935	$181,002

     The Company expects that approximately 47% of completed and released films and television programs, net of accumulated amortization, will be amortized during the one year period ending June 30, 2003, and approximately 48% of accrued participants’ share will be paid during the one year period ending June 30, 2003.

     Additionally, the Company expects approximately 88% of completed and released films and television programs, net of accumulated amortization, will be amortized over the three-year period ending June 30, 2005.

5.   Discontinued Operation

     Mandalay Pictures, LLC (“Mandalay”) develops and produces large budget, class-A feature films. Effective April 1, 2002, the carrying value of the Company’s investment in Mandalay is presented as a discontinued operation as it is expected to be sold by the end of the current fiscal year. The results of Mandalay are reported separately for the current and comparable period. If Mandalay were to have been presented as a discontinued operation as at March 31, 2002, the following information would have been disclosed:

(all amounts in thousands of US dollars, except per share amounts)

	Fiscal Years Ended March 31,

	2002	2001	2000

Net income (loss) from continuing operations	$(27,992)	$11,320	$409
Loss from discontinued operation	(18,997)	(5,517)	(4,006)

Net income (loss)	$(46,989)	$5,803	$(3,597)

Basic and diluted income (loss) per common share —
Income (loss) from continuing operations	$(0.74)	$0.21	$(0.02)
Loss from discontinued operation	(0.45)	(0.15)	(0.13)

Net income (loss)	$(1.19)	$0.06	$(0.15)

     The Company believes that the carrying value of Mandalay as at June 30, 2002 does not exceed the proceeds that will be realized upon its disposition.

     The Company’s investment in Mandalay is comprised of a 45% common stock interest, and a 100% interest in preferred stock with a stated value of $50.0 million. Prior to its classification as a discontinued operation, Lions Gate recorded 100% of the operating losses of Mandalay, as it was the sole funder of Mandalay.

     Mandalay is considered a partnership for income tax purposes and contractually, Lions Gate is entitled to access the tax losses of Mandalay. Accordingly, the tax effects attributable to the operating losses of Mandalay are included in the Company’s tax provision.

6.   Bank Loans

     The Company has a $175.0 million U.S. dollar-denominated revolving credit facility, a $25.0 million Canadian dollar-denominated revolving credit facility, a Cdn$2.0 million ($1.3 million) operating line of credit and Cdn$5.0 million ($3.3 million) in demand loans.

     The availability of funds under the revolving credit facilities is limited by the borrowing base, which is calculated on a monthly basis. The borrowing base assets at June 30, 2002 totaled $161.0 million (March 31, 2002 — $152.1 million). The Company is required to pay a monthly commitment fee of 0.375% on the total revolving credit facilities of $200.0 million less the amount drawn.

7.   Income per Share

     Basic income per share is calculated after adjusting net income for dividends and accretion on the preferred shares and using the weighted average number of common shares outstanding during the three months ended June 30, 2002 of 43,202,000 shares (three months ended June 30, 2001 — 42,390,000 shares). The exercise of common share equivalents including employee stock options, share purchase warrants, convertible promissory notes and Series A preferred shares could potentially dilute earnings per share in the future, but were not reflected in fully diluted income per share because to do so would be anti-dilutive.

8.   Supplementary Cash Flow Statement Information

     Interest paid for the three months ended June 30, 2002 amounted to $2.2 million (three months ended June 30, 2001 — $2.4 million).

     Income taxes paid during the three months ended June 30, 2002 amounted to $nil (three months ended June 30, 2001 — $0.5 million).

9.   Commitments and Contingencies

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

     Under U.S. GAAP, the net income (loss) and income (loss) per share figures for the three months ended June 30, 2002 and 2001 and the shareholders’ equity as at June 30, 2002 and March 31, 2002 were as follows:

(all amounts in thousands of US dollars, except per share amounts)

	Net Income (Loss)		Shareholders' Equity

	Three months ended	Three months ended
	June 30, 2002	June 30, 2001	June 30, 2002	March 31, 2002

As reported under Canadian GAAP	$2,707	$(335)	$81,777	$77,845
Equity interest in loss of Mandalay (a)	—	193	(2,301)	(2,301)
Discontinued operation (b)	(634)	—	(634)	—
Adjustment for capitalized pre-operating costs (c)	93	93	(1,624)	(1,717)
Restructuring costs (d)	—	—	(1,145)	(1,145)
Accounting for income taxes (e)	—	—	1,900	1,900

	Net Income (Loss)		Shareholders' Equity

	Three months ended	Three months ended
	June 30, 2002	June 30, 2001	June 30, 2002	March 31, 2002

Reclassification of Series A preferred shares outside shareholders’ equity (f)	—	—	(28,443)	(28,175)

Net income (loss) shareholders’ equity under U.S. GAAP	2,166	(49)	49,530	46,407
Adjustment to cumulative translation adjustments (net of tax of $nil) (g)	1,714	(420)	—	—
Other comprehensive loss (net of tax of $nil) (g)	(77)	(123)	(336)	(259)

Comprehensive income (loss) attributable to common shareholders under U.S. GAAP	$3,803	$(592)	$49,194	$46,148

Basic and fully diluted income (loss) per common share under U.S. GAAP	$0.03	$(0.02)

     Reconciliation of movement in Shareholders’ Equity under U.S. GAAP:

(all amounts in thousands of US dollars)

	June 30, 2002	March 31, 2002

Balance at beginning of the period	$46,148	$95,606
Increase in capital stock	—	1,179
Dividends paid on preferred shares	(406)	(1,592)
Accretion on preferred shares (f)	(351)	(1,323)
Net income (loss) under U.S. GAAP	2,166	(45,846)
Adjustment to cumulative translation adjustments account (g)	1,714	(1,617)
Other comprehensive loss (g)	(77)	(259)

Balance at end of the period	$49,194	$46,148

(a)	Accounting for Capitalized Pre-Operating Period Costs — Mandalay

Under Canadian GAAP, pre-operating costs incurred by Mandalay were deferred and amortized to income to March 31, 2002. The remaining unamortized pre-operating costs of $1.2 million at March 31, 2002 were included in write down and equity interest in investments subject to significant influence. Under U.S. GAAP, all start-up costs are required to be expensed as incurred. The amount for the three months ended June 30, 2001 is presented net of income taxes of $0.2 million.

(b)	Accounting for Discontinued Operation

Under Canadian GAAP, effective April 1, 2002, the carrying value of the Company’s investment in Mandalay is presented as a discontinued operation and the results of Mandalay are reported separately for the current and comparable period. Under U.S. GAAP, the investment in

Mandalay is not considered a discontinued operation and would be accounted for using the equity method. Accordingly, in the three months ended June 30, 2002 Mandalay’s net loss of $0.6 million would be recorded as a reduction in net income.

(c)	Accounting for Capitalized Pre-Operating Period Costs — One-Hour Series Business

Under Canadian GAAP, the Company deferred certain pre-operating costs related to the launch of the television one-hour series business amounting to $3.0 million. This amount is being amortized over five years commencing in the year ended March 31, 2000. Under U.S. GAAP, all start-up costs are required to be expensed as incurred. The amounts are presented net of income taxes of $0.1 million (June 30, 2001 — $0.1 million).

(d)	Accounting for Business Combinations

Under Canadian GAAP prior to January 1, 2001, costs related to activities or employees of an acquiring company were not considered in the purchase price allocation. In fiscal 2001, the Company included $1.4 million of such costs in the purchase price for a subsidiary. Under U.S. GAAP, costs related to the acquiring Company must be expensed as incurred. The amount is presented net of income taxes of $0.3 million.

(e)	Accounting for Income Taxes

Under Canadian GAAP commencing in the year ended March 31, 2001, the Company used the asset and liability method to recognize future income taxes which is consistent with the U.S. GAAP method required under Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”, (“SFAS 109”) except that Canadian GAAP requires use of the substantively enacted tax rates and legislation, whereas U.S. GAAP only permits use of enacted tax rates and legislation. The use of substantively enacted tax rates under Canadian GAAP to measure future income tax assets and liabilities resulted in an increase in Canadian net future income tax assets (before valuation allowances) of $0.1 million (June 30, 2001 — $1.5 million), with a corresponding increase in valuation allowances of $0.1 million (June 30, 2001 — $1.1 million).

SFAS 109 requires deferred tax assets and liabilities be recognized for temporary differences, other than non-deductible goodwill, arising in a business combination. In the year ended March 31, 2000, under U.S. GAAP, goodwill was increased to reflect the additional deferred tax liability resulting from temporary differences arising on the acquisition. Under Canadian GAAP, the company did not restate income taxes for years prior to March 31, 2001, accordingly, there is a difference in the carrying amount of goodwill arising in the business combination of $1.9 million as at June 30, 2002 (March 31, 2002 — $1.9 million).

(f)	Accretion on Preferred Shares

Under Canadian GAAP, the Company’s preferred shares have been included in shareholders’ equity as the Company considers the likelihood of redemption by the holders to be remote. Under U.S. GAAP, the preferred shares would be presented outside of shareholders' equity.

Under Canadian GAAP, the fair value of the basic preferred shares was determined using the residual value method after determining the fair value of the common share purchase warrants and the preferred share conversion feature. Under U.S. GAAP, the carrying amount of the preferred shares at the date of the offering of $27.6 million is the residual value arrived at by taking the $33.2 million proceeds less the fair value of the share purchase warrants of $3.9 million less share issue costs of $1.7 million.

Under Canadian GAAP, the difference between the carrying amount and the redemption value of $32.3 million is being accreted as a charge to accumulated deficit on a straight line basis over five years whereas, under U.S. GAAP, the difference would be accreted using the effective interest method over five years.

(g)	Comprehensive Loss

Comprehensive loss consists of net income (loss) and other gains and losses affecting shareholders’ equity that, under U.S. GAAP are excluded from the determination of net income or loss. Adjustment to cumulative translation adjustments comprises foreign currency translation gains and losses. Other comprehensive loss comprises unrealized losses on investments available for sale based on the market price of the shares at June 30, 2002 net of income taxes of $nil (June 30, 2001 — $0.1 million).

(h)	Accounting for Tax Credits

Under Canadian GAAP, federal and provincial tax credits earned with respect to production costs may be included in revenue. U.S. GAAP requires that tax credits be presented as reduction of income tax expense. The corresponding impact would be a reduction of revenue and credit to income tax expense of $3.8 million (June 30, 2001 — $2.2 million).

(i)	Consolidated Financial Statements

Under Canadian GAAP, the Company consolidates the financial statements of CineGroupe Corporation (“CineGroupe”). On July 10, 2001, as a condition of a $9.2 million equity financing with a third party, CineGroupe’s Shareholders’ Agreement was amended to allow for certain participatory super-majority rights to be granted to the shareholders. Therefore, under U.S. GAAP, the Company would be precluded from consolidating CineGroupe and would account for CineGroupe, commencing April 1, 2001, using the equity method.

There is no impact on net income under U.S. GAAP. The impact of accounting for CineGroupe using the equity method under U.S. GAAP would be a reduction in revenue for the three months ended June 20, 2002 to $83.1 million (June 30, 2001 — $40.8 million), direct operating expenses for the three months ended June 30, 2002 to $35.2 million (June 30, 2001 — $21.0 million), distribution and marketing costs for the three months ended June 30, 2002 to $35.8 million (June 30, 2001 — $10.1 million) and general and administration expenses for the three months ended June 30, 2002 to $7.0 million (June 30, 2001 — $6.6 million). The impact of using the equity method under U.S. GAAP on the consolidated balance sheet at June 30, 2002 would be a reduction in total assets to $353.1 million (March 31, 2002 — $336.4 million) and a reduction in debt (including bank loans, production and distribution loans, and long-term debt) to $185.2 million (March 31, 2002 — $188.6 million).

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation.

     We develop, produce and distribute a targeted range of film and television content in North America and around the world. To reflect our core businesses, this discussion focuses on Motion Pictures, Television, Animation and Studio Facilities. Please also refer to the information in note 17 to the March 31, 2002 audited consolidated financial statements.

     The following discussion and analysis for the three months ended June 30, 2002 and 2001 should be read in conjunction with the unaudited condensed consolidated financial statements included in this Form 10-Q. The unaudited condensed consolidated financial statements have been prepared in accordance with Canadian Generally Accepted Accounting Principles (“GAAP”). The material differences between the accounting policies used by Lions Gate under Canadian GAAP and United States (“U.S.”) GAAP are disclosed in note 10 to the unaudited condensed consolidated financial statements. Certain reclassifications have been made in the June 30, 2001 unaudited condensed consolidated financial statements to conform to the June 30, 2002 presentation, as described in note 2.

     The functional currency of our business, defined as the economic environment in which we primarily generate and expend cash, is the Canadian dollar and the U.S. dollar for the Canadian and U.S.-based businesses, respectively. Commencing in the current quarter and going forward, our unaudited condensed consolidated financial statements are and will be presented in U.S. dollars, as is this Management Discussion and Analysis. In addition, the June 30, 2001 unaudited condensed financial statements have been restated from Canadian to U.S. dollars. In accordance with generally accepted accounting principles in both Canada and the U.S., the financial statements of Canadian-based subsidiaries are translated for consolidation purposes using current exchange rates, with translation adjustments accumulated in a separate component of shareholders’ equity.

Overview

     Income from continuing operations, income from discontinued operations and net income for the three months ended June 30, 2002, were $2.7 million, $nil and $2.7 million, respectively, or $0.04, $0.00 and $0.04 per share respectively (after giving effect to the Series A preferred share dividends and accretion on the Series A preferred shares) on 43.2 million weighted average common shares outstanding. This compares to income from continuing operations, loss from discontinued operations and net loss of $0.6 million, $0.9 million and $0.3 million, respectively, or loss per share of $0.01, loss per share of $0.02 and loss per share of $0.03 per share respectively (after giving effect to the Series A preferred share dividends and accretion on the Series A preferred shares) on 42.4 million weighted average common shares outstanding for the three months ended June 30, 2001.

     EBITDA (defined as earnings before interest, provision for income taxes, amortization, minority interests, unusual losses, write-down and equity interests in investments subject to significant influence) of $6.9 million for the three months ended June 30, 2002 increased $3.9 million or 130.0% compared to $3.0 million for the three months ended June 30, 2001. While management considers EBITDA to be an important measure of comparative operating performance, it should be considered in addition to, but not as a substitute for, operating income, net income and other measures of financial performance reported in accordance with GAAP. EBITDA does not reflect cash available to fund cash requirements. Not all companies calculate EBITDA in the same manner and the measure as presented may not be comparable to similarly-titled measures presented by other companies.

Results of Operations

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

     Revenue for the three months ended June 30, 2002 of $94.2 million increased $49.1 million or 108.9% compared to $45.1 million in the comparable period. Revenue increased significantly in all businesses.

     Motion Pictures revenue of $69.5 million increased $39.3 million or 130.1% from $30.2 million in the prior year’s first quarter. Quarter-over-quarter theatrical revenue increased $3.6 million to $7.7 million, video revenue increased $27.0 million to $50.1 million, television revenue increased $1.4 million to $3.4 million and international revenue increased $5.7 million to $7.2 million. The most significant theatrical release in the quarter was Frailty with theatrical revenue of $3.5 million. Monster’s Ball, which was released in fiscal 2002 earned additional theatrical revenue in the current quarter of $2.8 million. Significant theatrical releases in the comparable quarter included Amores Perros with theatrical revenue of $3.0 million and Widow of St. Pierre with theatrical revenue of $1.1 million. Significant video releases in the current quarter included: Monster’s Ball with video revenue of $24.3 million and State Property with video revenue of $4.1 million. A majority of the television revenue in the current quarter relates to a single library sale to a cable network. The most significant international release in the current quarter was Frailty with international revenue of $3.1 million.

     Television production revenue of $12.2 million increased $3.5 million or 40.2% from $8.7 million in the prior year’s first quarter. Current quarter deliveries included: two one-hour episodes of “Dead Zone” to USA Network in the U.S. and Paramount internationally; eight one-hour episodes of “Tracker” to the U.S. syndication market and CHUM TV in Canada, five one-hour episodes of “Tracker” to Telemunchen in Germany and other international broadcasters; five episodes of “No Boundaries” to WB Network in the U.S. and CanWest Global in Canada and eight episodes of “No Boundaries” to international broadcasters. In the prior year’s first quarter two one-hour episodes of “Mysterious Ways” and one hour of the two one-hour pilots of “Dead Zone” were delivered. Termite Art contributed revenue of $3.3 million compared to $4.4 million in the prior year’s first quarter. In the current quarter Termite Art delivered 19 hours of programming, compared to 29.5 hours delivered in the prior year’s first quarter. Current quarter deliveries included: eight hours of “World’s Best” to Travel Channel, ten half-hours of “Amazing Animal Videos” to Animal Planet, the two-hour documentary special “Money & Power” to A&E Television and one hour each of “Ultimate Guide to Roller Coasters” and “Ultimate Guide to Fireworks” to Discovery.

     In Animation, CinéGroupe’s revenue of $11.1 million increased $6.8 million or 158.1% compared to $4.3 million in the prior year’s first quarter. In the current quarter a total of 24 half-hours were delivered including: 12 half-hours of “Galidor — Defender of the Outer Dimension” to Fox Kids and Lego in the U.S. and YTV in Canada; and 12 half-hours of “Three Pigs” to Teletoon in Canada and Buena Vista in certain international territories. In the prior year’s first quarter, 24 half-hours were delivered including 12 episodes of “Wounchpounch” which had a production budget of approximately $0.1 million per episode. This compares to “Galidor — Defender of the Outer Dimension”, for example, which has a production budget in excess of $0.6 million per episode.

     Studio Facilities revenue of $1.4 million increased $0.3 million or 27.3% from $1.1 million in the prior year’s first quarter due primarily to revenues earned from our subleased stages and ancillary operations. In the current quarter, stage and office occupancy levels averaged 88% and 86% respectively, compared to 97% and 90% respectively in the prior year’s first quarter.

     Direct operating expenses of $43.9 million for the three months ended June 30, 2002 were 46.6% of revenue, compared to direct operating expenses of $24.8 million, which were 55.0% of revenue in the comparable quarter. Direct operating expenses as a percentage of revenue decreased in the current quarter primarily due to highly profitable projects in Motion Pictures such as Monster’s Ball which had total revenue of $28.1 million at a profit margin of 78% and State Property at a profit margin of 80%, the recognition of significant Motion Picture library revenues at favorable profit margins (for example the Trimark library generated revenues of $5.8 million at a profit margin of 74%) and an improved profit margin in Animation — in the prior year’s first quarter a $0.6 million provision was taken against certain multimedia projects. These favorable variances were partially offset by the loss recognized on the delivery of the final eight episodes of “Tracker” in Television.

     Distribution and marketing costs (also known as “P&A”) of $36.0 million for the three months ended June 30, 2002 increased $25.9 million or 256.4% compared to $10.1 million in the prior year’s first quarter. P&A increased quarter-over-quarter primarily due to the advertising expenditures on the theatrical release of Frailty and the marketing and duplication costs relating to the significant video revenues generated in the current quarter, including the release of Monster’s Ball.

     General and administration expenses of $7.5 million increased $0.3 million or 4.2% compared to $7.2 million in the prior year’s first quarter.

     Amortization expense in the current quarter of $1.3 million increased $0.4 million or 44.4% from $0.9 million in the prior year’s first quarter due to a $0.3 million increase in property and equipment amortization and a $0.1 million increase in development costs amortization. Property and equipment amortization increased $0.2 million in Animation due to additional colorization and post-production equipment purchases in the prior fiscal year and $0.1 million at Lions Gate Studios due to newly-constructed soundstages that commenced operations in September 2000 and December 2001.

     Interest expense in the current quarter of $2.6 million is consistent with the prior year’s first quarter. Compared to the prior year’s first quarter, capitalized interest decreased $0.5 million due to the decline in new production in the current quarter compared to the comparable quarter, amortization of bank financing charges increased by $0.1 million and total interest-bearing debt increased, offset by a decrease in annual interest rates by approximately 3% quarter-over-quarter.

     The $0.4 million equity interest in Christal Films Distribution Inc. (“Christal”) consists of 75% of the net income of Christal for the three months ended June 30, 2002. Our investment in CinemaNow, LLC (“CinemaNow”) was written down to $nil at March 31, 2002. The prior year’s first quarter equity interest in CinemaNow, Inc. represents 63% of the operating losses of CinemaNow for the three months ended June 30, 2001.

     Income from discontinued operation in the current quarter of $nil compares to loss from discontinued operation in the comparable quarter of $0.9 million. The prior year’s first quarter loss from discontinued operation represents 100% of the operating loss for the three months ended June 30, 2001 of $0.6 million, plus amortization of capitalized pre-operating period costs of $0.3 million, of Mandalay Pictures, LLC.

     Our unaudited condensed consolidated financial statements have been prepared in accordance with Canadian GAAP. The material differences between the accounting policies used by us under Canadian GAAP and U.S. GAAP are disclosed in note 10 to the unaudited condensed consolidated financial statements. Under U.S. GAAP the net income for the three months ended June 30, 2002 was $2.2 million. The net income under U.S. GAAP is less than under Canadian GAAP due primarily to inclusion of the net loss in Mandalay partially offset by the add back of the amortization of pre-operating costs relating to Mandalay and our television one-hour series business, as described in notes 10(a), 10(b) and 10(c), respectively.

Liquidity and Capital Resources

     Cash flows used in operating activities in the three months ended June 30, 2002 were $3.3 million compared to cash flows used in operating activities of $33.3 million in the comparable quarter due primarily to improved operating results and decreased net investment in investment in films and television programs in the current quarter as a result of less production and acquisition activity in the current quarter, as well as increased accounts payable and accrued participations and residual costs. These favorable operating cash flow variances are partially offset by increased accounts receivable — significant revenues were earned late in the current quarter, especially in video distribution. Cash flows used in financing activities in the three months ended June 30, 2002 were $2.9 million compared to cash flows from financing activities of $31.4 million in the comparable quarter primarily due to the repayment of bank loans in the current quarter and less reliance on external sources of cash. Cash flows used in investing activities were not significant in the current quarter or the comparable quarter. The quarter-over-quarter increase is due to the acquisition of hardware and software relating to our new financial systems implementation.

     Our liquidity and capital resources were provided during the three months ended June 30, 2002 principally through cash generated from operations and the $200 million “borrowing base” revolving credit facility with J.P. Morgan Securities. The credit facility is limited by our borrowing base, which includes certain accounts receivable, and “library” credits. Management projects that the difference between the borrowing base and the amount borrowed over the next three quarters will be positive resulting in excess borrowing capacity. At June 30, 2002, the borrowing base assets totaled $161.0 million and we had drawn $135.1 million of our $200.0 million revolving operating credit facility.

     The nature of our business is such that significant initial expenditures are required to produce and acquire films and television programs, while revenues from these films and television programs are earned over an extended period of time after their completion or acquisition. As our operations grow, our financing requirements are expected to grow and management projects the continued use of cash in operating activities and, therefore, we are dependent on continued access to external sources of financing. We believe that cash flow from operations, cash on hand, credit lines available, single-purpose production financing and tax shelter financing available will be adequate to meet known operational cash requirements for the foreseeable future, including the funding of future film and television production, film rights acquisitions, and theatrical and video release schedules. We monitor our cash flow, interest coverage, liquidity, capital base and debt-to-total capital ratios with the long-term goal of maintaining our creditworthiness.

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

     Our 5.25% convertible, non-voting redeemable Series A preferred shares are entitled to cumulative dividends, as and when declared by the Board of Directors, payable semi-annually on the last day of March and September of each year. We have the option of paying such dividends either in cash or additional preferred shares. We do not pay and do not intend to pay, and are restricted from paying by our revolving credit facility, dividends on common shares. Considering our business strategy and investment opportunities we believe it to be in the best interest of shareholders to invest all available cash in the expansion of our business.

Critical Accounting Policies

     We believe that the application of the following accounting policies, which are important to our financial position and results of operations, requires significant judgments and estimates on the part of management. For a summary of all of our accounting policies, including the accounting policies discussed below, see note 2 to the March 31, 2002 consolidated financial statements.

     We accrue for video returns and allowances in the financial statements based on previous returns and allowance history on a title-by-title basis in each of the video businesses. There may be differences between actual returns and allowances and our historical experience.

     We capitalize costs of production, including financing costs, to investment in films and television programs. These costs are amortized to direct operating expenses in accordance with SoP 00-2. These costs are stated at the lower of unamortized film or television program costs and fair value. These costs for an individual film or television program are amortized in the proportion that current period actual revenues bear to management’s estimates of the total revenue expected to be received from such film or television program over a period not to exceed ten years from the date of delivery. As a result, if revenue estimates change with respect to a film or television program, we may be required to write down all or a portion of the unamortized costs of such film or television program. No assurance can be given that unfavorable changes to revenue estimates will not occur, which may result in significant write-downs affecting our future results of operations and financial condition.

     Revenue is driven by audience acceptance of a film or television program, which represents a response not only to artistic merits but also to critics’ reviews, marketing and the competitive market for entertainment, general economic conditions, and other intangible factors, all of which can change rapidly. Actual production costs may exceed budgets. Risk of labor disputes, disability of a star performer, rapid changes in production technology, shortage of necessary equipment and locations or adverse weather conditions may cause cost overruns. We generally maintain insurance policies (“completion bonds” and “essential elements insurance” on key talent), mitigating certain of these risks.

Interest Rate and Currency Risk Management

     Additionally, as part of our overall risk management program, we evaluate and manage our exposure to changes in interest rates and currency exchange risks on an ongoing basis. In the current quarter we entered into foreign exchange contracts to hedge future production expenses denominated in Canadian dollars. In July 2002, the Company entered into a $100.0 million interest rate swap at an interest rate of 3.08%, commencing January 2003 and ending September 2005. The effect of the swap is to convert $100 million of our bank loans from floating rate debt to fixed rate debt at 5.58%. The swap is in effect as long as three-month LIBOR is less than 5.0%. Other hedges and derivative financial instruments will be used in the future, within guidelines approved or to be approved by the Board of Directors for counterparty exposure, limits and hedging practices, in order to manage our interest rate and currency exposure. We have no intention of entering into financial derivative contracts, other than to hedge a specific financial risk.

     Our principal currency exposure is between Canadian and U.S. dollars, although this exposure is significantly mitigated through the structuring of the $200 million revolving credit facility as a $25 million Canadian dollar credit facility and a $175 million U.S. dollar credit facility. Each facility is borrowed and repaid in the respective country of origin, in local currency.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

     Market risks relating to our operations result primarily from changes in interest rates and changes in foreign currency exchange rates. Our exposure to interest rate risk results from the financial debt instruments that arise from transactions entered into during the normal course of business.

     Debt. We are exposed to cash flow risk due to changes in market interest rates related to our outstanding debt. For example, our credit facilities and some of our long-term debt bears interest on borrowings outstanding at various time intervals and at market rates based on either the Canadian prime rate or the U.S. prime rate, plus a margin ranging from –0.37% to 4.0%. Our principal risk with respect to our long-term debt is interest rate risk, to the extent not mitigated by foreign exchange contracts.

     The table below presents principal debt repayments and related weighted average interest rates for our credit facilities and long-term debt obligations at June 30, 2002 by expected maturity date.

	Expected Maturity Date

	Year Ending March 31,

	2003	2004	2005	2006	2007

	(amounts in thousands)
Bank Loans:
Variable (1)	$—	$—	$—	$135,065	$—
Variable (2)	3,721	—	—	—	—
Long-term Debt:
Fixed (3)	—	21,699	—	1,604	—
Fixed (4)	—	19,839	—	—	—
Fixed (5)	1,131	1,221	609	—	—
Variable (6)	23,237	5,877	558	—	—

	$28,089	$48,636	$1,167	$136,669	$—

(1)	Revolving credit facilities, which expire September 25, 2005. Average variable interest rate on principal of $23,481 equal to Canadian prime plus 1.0% and average variable interest rate on principal of $111,584 equal to U.S. prime minus 0.3%.

(2)	Line of credit due July 31, 2002 at Canadian prime plus 1% and demand loans at Canadian prime plus 0% – 4%. The extension of the line of credit is currently being negotiated with the bank and management is confident that a resolution will be reached.

(3)	Fixed interest rate equal to 6.43%.

(4)	Non interest-bearing.

(5)	Fixed interest rate equal to 10.8%.

(6)	Average variable interest rate equal to Canadian prime plus 1.3%. Majority consists of production loans secured by accounts receivable.

     Commitments. The table below presents future commitments under contractual obligations and commercial commitments at June 30, 2002 by expected maturity date.

	Expected Maturity Date

	Year Ending March 31,

	2003	2004	2005	2006	2007

	(Amounts in thousands)
Operating leases	$2,216	$2,514	$2,211	$1,505	$1,140
Employment contracts	6,732	4,950	1,507	370	—
Unconditional purchase obligations	11,543	2,100	—	—	—
Distribution and marketing commitments	4,400	—	—	—	—
Corporate guarantee	321	—	—	—	—

	$25,212	$9,564	$3,718	$1,875	$1,140

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

     We have entered into foreign exchange contracts to hedge future production expenses denominated in Canadian dollars. Gains and losses on the foreign exchange contracts are capitalized and recorded as production costs when the gains and losses are realized. At June 30, 2002, we had contracts to sell US$5.5 million in exchange for Cdn$8.9 million over a period of five months at a weighted average exchange rate of 1.6107. Additionally, we have undertaken to unwind the above hedge contract and, therefore, have contracts to sell Cdn$7.8 million in exchange for US$4.9 million over a period of four months at a weighed average exchange rate of 1.5794. We do not require collateral or other security to support these contracts. Net unrecognized gains as at June 30, 2002 amounted to $0.1 million.

PART II

Item 6.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)	Exhibits filed for Lions Gate through the filing of this Form 10-Q.

Exhibit
Number	Description of Documents

3.1(1)	Articles of Incorporation
3.2(2)	Amendment to Articles of Incorporation to Provide Terms of the Series A Preferred Shares dated as of December 20, 1999
3.3(3)	Amendment to Articles of Incorporation to Provide Terms of the Series B Preferred Shares dated as of September 26, 2000
3.4(4)	Amendment to Articles of Incorporation to change the size of the Board of Directors dated as of September 12, 2001
4.1(1)	Trust Indenture between the Company and CIBC Mellon Trust Company dated as of April 15, 1998
4.2(2)	Warrant Indenture between the Company and CIBC Mellon Trust Company dated as of December 30, 1999

(1)	Incorporated by reference to the Company’s Annual Report on Form 20-F for the fiscal year ended March 31, 1998 (File No. 000-27730).

(2)	Incorporated by reference to the Company’s Annual Report on Form 20-F for the fiscal year ended March 31, 2000 (File No. 000-27730).

(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2001 (File No. 1-14880).

(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2001 (File No. 1-14880).

(b)	Reports on Form 8-K

None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIONS GATE ENTERTAINMENT CORP.

DATE: August 14, 2002	By: /s/ Marni Wieshofer Marni Wieshofer Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
Number	Description of Documents

3.1(1)	Articles of Incorporation
3.2(2)	Amendment to Articles of Incorporation to Provide Terms of the Series A Preferred Shares dated as of December 20, 1999
3.3(3)	Amendment to Articles of Incorporation to Provide Terms of the Series B Preferred Shares dated as of September 26, 2000
3.4(4)	Amendment to Articles of Incorporation to change the size of the Board of Directors dated as of September 12, 2001
4.1(1)	Trust Indenture between the Company and CIBC Mellon Trust Company dated as of April 15, 1998
4.2(2)	Warrant Indenture between the Company and CIBC Mellon Trust Company dated as of December 30, 1999

(1)	Incorporated by reference to the Company’s Annual Report on Form 20-F for the fiscal year ended March 31, 1998 (File No. 000-27730).

(2)	Incorporated by reference to the Company’s Annual Report on Form 20-F for the fiscal year ended March 31, 2000 (File No. 000-27730).

(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2001 (File No. 1-14880).

(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2001 (File No. 1-14880).