Form 10-Q
period 2002-09-30
LIONS GATE ENTERTAINMENT CORP /CN/
filed 2002-11-15
CIK 929351

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to section 13 or 15(d)
of the Securities and Exchange Act of 1934

For the quarterly period ended September 30, 2002

or

☐ Transition report pursuant to section 13 or 15(d)
of the Securities and Exchange Act of 1934

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    ✓    No _____

     As of November 4, 2002, 43,207,399 shares of the registrant’s no par value common stock were outstanding.

     Unless the context indicates otherwise, all references herein to “Lions Gate,” “the Company,” “we,” “us,” and “our” refer collectively to Lions Gate Entertainment Corp. and its subsidiaries.

     This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that can be identified by the use of forward-looking terminology such as “may,” “will,” “intend,” “anticipate,” “project,” “could” or “continue” or the negative thereof or other variations thereon or comparable terminology. These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause our actual results to be materially different from any future results expressed or implied by us in those statements. The most important factors that could prevent us from achieving our stated goals include, but are not limited to, the following:

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

     Because these statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward looking statements. We caution you not to place undue reliance on the statements, which speak only as of the date of this report. We do not undertake any obligation to release publicly any revision to any forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events. For a further discussion of the risks and uncertainties see the Risk Factors section of our 10-K.

PART I

Item 1. Financial Statements.

LIONS GATE ENTERTAINMENT CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(All amounts in thousands of United States dollars)

	September 30, 2002	March 31, 2002
	(Unaudited)	(Note 2)

Assets
Cash and cash equivalents	$11,755	$6,641
Restricted cash	236	706
Accounts receivable, net of video reserves $12,562 (March 31, 2002 - $6,342) and provision for doubtful accounts of $8,238 (March 31, 2002 - $10,794)	114,049	116,941
Investment in films and television programs	190,512	181,002
Discontinued operation	7,760	10,000
Property and equipment	31,438	31,729
Goodwill, net of accumulated amortization of $5,643	27,499	27,499
Other assets	11,653	9,451
Future income taxes	466	466

	$395,368	$384,435

Liabilities
Bank loans	$126,829	$143,734
Accounts payable and accrued liabilities	47,233	52,277
Accrued participations and residuals costs	22,839	16,939
Production loans	34,671	23,941
Long-term debt	56,933	47,400
Deferred revenue	15,197	13,818
Minority interests	9,138	8,481

	312,840	306,590

Commitments and contingencies

Shareholders’ Equity
Preferred shares, 200,000,000 shares authorized, issued in series, including 1,000,000 series A (11,830 shares issued and outstanding) and 10 series B (10 shares issued and outstanding) (liquidation preference $30,167)	31,634	30,751
Common stock, no par value, 500,000,000 shares authorized, 43,231,921 issued and outstanding	157,675	157,675
Accumulated deficit	(103,712)	(105,801)
Cumulative translation adjustments	(3,069)	(4,780)

	82,528	77,845

	$395,368	$384,435

See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(All amounts in thousands of United States dollars, except per share amounts)

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2002	2001	2002	2001

Revenues	$77,845	$59,733	$172,057	$104,857

Expenses:
Direct operating	45,419	32,198	89,294	57,023
Distribution and marketing	18,412	16,450	54,381	26,595
General and administration	7,850	8,414	15,333	15,618
Amortization	1,365	1,099	2,703	1,985

Total expenses	73,046	58,161	161,711	101,221

Operating Income	4,799	1,572	10,346	3,636

Other Expenses:
Interest on debt initially incurred for a term of more than one year	2,579	2,269	5,215	4,837
Minority interests	166	598	631	420
Unusual losses	—	419	—	419

Total other expenses	2,745	3,286	5,846	5,676

Income (Loss) Before Undernoted	2,054	(1,714)	4,500	(2,040)
Gain on dilution of investment in a subsidiary	—	2,186	—	2,186

Income (Loss) Before Income Taxes and Equity Interests	2,054	472	4,500	146
Income taxes	908	134	1,042	(1,176)

Income Before Equity Interests	1,146	338	3,458	1,322
Equity interest in Christal Films Distribution Inc.	52	—	446	—
Equity interest in CinemaNow, LLC	—	(323)	—	(740)

Net Income from Continuing Operations	1,198	15	3,904	582
Income (Loss) from Discontinued Operation	—	128	—	(774)

Net Income (Loss)	1,198	143	3,904	(192)
Dividends on Series A preferred shares	(386)	(406)	(792)	(817)
Accretion on Series A preferred shares	(500)	(502)	(1,023)	(1,033)

Net Income (Loss) Available to Common Shareholders	$312	$(765)	$2,089	$(2,042)

Basic and Diluted Income (Loss)
Per Common Share -
Income (loss) from continuing operations	$0.01	$(0.02)	$0.05	$(0.03)
Loss from discontinued operation	—	—	—	(0.02)

Net Income (Loss)	$0.01	$(0.02)	$0.05	$(0.05)

See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(All amounts in thousands of United States dollars, except share amounts)

	Common Stock		Series A Preferred Shares		Series B Preferred Shares			Cumulative
								Translation
	Number	Amount	Number	Amount	Number	Amount	Deficit	Adjustments	Total

Balance at March 31, 2001	42,296,838	$155,540	12,205	$29,936	10	$—	$(54,796)	$(3,163)	$127,517
Conversion of Series A preferred shares	648,000	1,652	(648)	(1,652)					—
Exercise of stock options	87,083	137							137
Issued pursuant to share bonus plan	200,000	346							346
Stock dividends			273	696					696
Net loss available to common shareholders							(51,005)		(51,005)
Accretion of Series A preferred shares			—	1,771					1,771
Foreign currency translation adjustments								(1,617)	(1,617)

Balance March 31, 2002	43,231,921	$157,675	11,830	$30,751	10	$—	$(105,801)	$(4,780)	$77,845
Net income available to common shareholders							2,089		2,089
Accretion of Series A preferred shares			—	883					883
Foreign currency translation adjustments								1,711	1,711

Balance at September 30, 2002	43,231,921	$157,675	11,830	$31,634	10	$—	$(103,712)	$(3,069)	$82,528

See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(All amounts in thousands of United States dollars)

	Six months ended	Six months ended
	September 30, 2002	September 30, 2001

Operating activities:
Net income (loss)	$3,904	$(192)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of property and equipment	1,854	1,121
Write-off of projects in development	530	552
Amortization of pre-operating costs	319	312
Amortization of deferred financing costs	703	496
Amortization of films and television programs	88,473	56,206
Minority interests	631	420
Gain on dilution of investment in subsidiary	—	(2,186)
Other equity interests	(446)	740
Discontinued operation	—	774
Changes in operating assets and liabilities
Accounts receivable	406	(4,896)
Increase in investment in films and television programs	(99,525)	(128,399)
Other assets	(2,655)	(2,721)
Future income taxes	—	(334)
Accounts payable and accrued liabilities	(1,508)	7,586
Accrued participations and residuals costs	5,891	(159)
Deferred revenue	1,447	18,016

Net cash flows provided by (used in) operating activities	24	(52,664)

Financing activities:
Issuance of capital stock	—	35
Dividends paid on Series A preferred shares	(792)	(817)
Increase (decrease) in bank loans	(17,153)	43,519
Decrease in restricted cash	470	—
Increase in production loans	10,640	5,068
Increase (decrease) in long-term debt	9,414	(281)

Net cash flows provided by financing activities	2,579	47,524

Investing activities:
Minority investment in subsidiary	—	9,070
Cash received from discontinued operation	2,240	—
Purchase of property and equipment	(1,649)	(1,654)

Net cash flows provided by investing activities	591	7,416

Net change in cash and cash equivalents	3,194	2,276
Foreign exchange effect on cash	1,920	(2,010)
Cash and cash equivalents-beginning of period	6,641	6,652

Cash and cash equivalents-end of period	$11,755	$6,918

See accompanying notes.

Lions Gate Entertainment Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

1.	Nature of Operations

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

     These unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in Canada (“Canadian GAAP”) which conforms, in all material respects, with the accounting principles generally accepted in the United States (“U.S. GAAP”), except as described in note 11, for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by Canadian or U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these condensed consolidated financial statements. Operating results for the quarter are not necessarily indicative of the results that may be expected for the year ending March 31, 2003. Certain reclassifications have been made in the fiscal 2002 financial statements to conform to the fiscal 2003 presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for the year ended March 31, 2002.

     The balance sheet at March 31, 2002 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

     Commencing in the quarter ended June 30, 2002 and going forward, our audited condensed consolidated financial statements are, and will be, presented in U.S. dollars as a substantial component of our operations are domiciled in the U.S. and the dominant market for trading volume of our common stock is on the American Stock Exchange.

3.	Accounting Changes Goodwill-

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

4.	Investment in Films and Television Programs

(all amounts in thousands of US dollars)

	September 30, 2002	March 31, 2002

Theatrical Films
Released, net of accumulated amortization	$63,651	$67,298
Completed and not released	25,191	9,648
Acquired library, net of accumulated amortization	37,710	38,405
In progress	6,834	5,405
In development	825	1,923

	134,211	122,679

Non-Theatrical Films and Direct-To-Television
Released, net of accumulated amortization	42,028	38,093
Completed and not released	—	1,842
In progress	11,555	15,533
In development	2,718	2,855

	56,301	58,323

	$190,512	$181,002

     The Company expects that approximately 47% of completed films and television programs, net of accumulated amortization, will be amortized during the one year period ending September 30, 2003, and approximately 48% of accrued participants’ share will be paid during the one year period ending September 30, 2003.

     Additionally, the Company expects approximately 87% of completed and released films and television programs, net of accumulated amortization, will be amortized over the three-year period ending September 30, 2005.

5.	Discontinued Operation

     Mandalay Pictures, LLC (“Mandalay”) develops and produces large budget, class-A feature films. Effective April 1, 2002, the carrying value of the Company’s investment in Mandalay is presented as a discontinued operation as the Company’s investment in Mandalay is expected to be sold by the end of the current fiscal year. The results of Mandalay are reported separately for the current and comparable period. The Company believes that the carrying value of Mandalay as at September 30, 2002 does not exceed the proceeds that will be realized upon its disposition.

     The Company’s investment in Mandalay is comprised of a 45% common stock interest, and a 100% interest in preferred stock with a stated value of $50.0 million. Prior to its classification as a discontinued operation, Lions Gate recorded 100% of the operating losses of Mandalay, as it was the sole funder of Mandalay.

     Mandalay is considered a partnership for income tax purposes, and contractually Lions Gate is entitled to access the tax losses of Mandalay. Accordingly, the tax effects attributable to the operating losses of Mandalay are included in the Company’s tax provision.

     Subsequent to September 30, 2002, the Company received payment of $0.2 million from Mandalay and sold its investment in Mandalay for cash of $4.2 million due on closing and an interest bearing convertible promissory note totaling $3.3 million. The note, bearing interest at 6%, is payable $1.3 million on December 31, 2005, $1.0 million on December 31, 2006 and $1.0 million on December 31, 2007.

6.	Bank Loans

     The Company has a $175.0 million U.S. dollar-denominated revolving credit facility, a $25.0 million Canadian dollar-denominated revolving credit facility, a Cdn$2.0 million ($1.3 million) operating line of credit and Cdn$5.0 million ($3.2 million) in demand loans.

     The availability of funds under the revolving credit facilities is limited by the borrowing base, which is calculated on a monthly basis. The borrowing base assets at September 30, 2002 totaled $147.5 million (March 31, 2002 -$152.1 million). The revolving credit facility has an average variable interest rate of U.S. prime minus 0.4% on principal of $106.6 million and an average variable interest rate of Canadian prime plus 1.2% on principal of $15.8 million. The operating line of credit bears interest at Canadian prime plus 1% and the demand loans at Canadian prime plus 0% - 4%. The Company is required to pay a monthly commitment fee of 0.375% on the total revolving credit facilities of $200.0 million less the amount drawn.

7.	Gain on Dilution

     On July 10, 2001 a third party invested Cdn$14.0 million ($9.2 million) in the Company’s animation partner to obtain a 35% interest. The gain on dilution of the company’s investment was Cdn$3.4 million, net of income taxes of $nil ($2.2 million, net of income taxes of $nil) and resulted in a decrease of Cdn$0.2 million ($0.1 million) in goodwill.

8.	Income per Share

     Basic income per share is calculated after adjusting net income for dividends and accretion on the preferred shares and using the weighted average number of common shares outstanding during the three and six months ended September 30, 2002 of 43,207,000 shares and 43,205,000 shares, respectively

(September 30, 2001 — 42,463,000 shares and 42,427,000 shares respectively). The exercise of common share equivalents including employee stock options, share purchase warrants, convertible promissory notes and Series A preferred shares could potentially dilute earnings per share in the future, but were not reflected in fully diluted income per share because to do so would be anti-dilutive.

9.	Supplementary Cash Flow Statement Information

     Interest paid for the six months ended September 30, 2002 amounted to $4.6 million (September 30, 2001 — $5.1 million).

     Income taxes paid for the six months ended September 30, 2002 amounted to $1.0 million, (September 30, 2001 — $0.5 million).

10.	Commitments and Contingencies

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

11.	Reconciliation to United States GAAP

     The consolidated financial statements of the Company have been prepared in accordance with Canadian GAAP. The material differences between the accounting policies used by the Company under Canadian GAAP and U.S. GAAP are disclosed below in accordance with the rules and regulations of the Securities and Exchange Commission.

     Under U.S. GAAP, the net income (loss) and income (loss) per share figures for the three months and six months ended September 30, 2002 and 2001 and the shareholders’ equity as at September 30, 2002 and March 31, 2002 were as follows:

(all amounts in thousands of US dollars, except per share amounts)

	Net Income (Loss)				Shareholders' Equity

	Three months ended	Three months ended	Six months ended	Six months ended
	Sept 30, 2002	Sept 30, 2001	Sept 30, 2002	Sept 30, 2001	Sept 30, 2002	March 31, 2002

As reported under Canadian GAAP	$1,198	$144	$3,904	$(192)	$82,528	$77,845
Equity interest in loss of Mandalay Pictures (a)	—	194	—	387	(2,301)	(2,301)
Discontinued operation (b)	(1,941)	—	(2,575)	—	(2,575)	—
Adjustment for capitalized pre-operating costs (c)	93	93	186	186	(1,531)	(1,717)
Restructuring costs (d)	—	—	—	—	(1,145)	(1,145)
Accounting for income taxes (e)	—	—	—	—	1,900	1,900
Reclassification of Series A preferred Shares outside shareholders’ equity (f)	—	—	—	—	(28,719)	(28,175)

Net income (loss)/ shareholders’ equity under U.S. GAAP	(650)	431	1,515	381	48,157	46,407
Adjustment to cumulative translation adjustments account (g)	(3)	(2,392)	1,711	(2,812)	—	—
Other comprehensive income (loss) (g)	316	(126)	239	(249)	(19)	(259)

Comprehensive income (loss) attributable to common shareholders’ under U.S. GAAP	$(337)	$(2,087)	$3,465	$(2,680)	$48,138	$46,148

Basic and diluted income (loss) per common share under U.S. GAAP	$(0.03)	$(0.01)	$0.00	$(0.03)

Reconciliation of movement in Shareholders’ Equity under U.S. GAAP:

(all amounts in thousands of US dollars)

	September 30, 2002	March 31, 2002

Balance at beginning of the period	$46,148	$95,606
Increase in capital stock	—	1,179
Dividends paid on preferred shares	(792)	(1,592)
Accretion on preferred shares (f)	(683)	(1,323)
Net income (loss) under U.S. GAAP	1,515	(45,846)
Adjustment to cumulative translation adjustments account (g)	1,711	(1,617)
Other comprehensive income (loss) (g)	239	(259)

Balance at end of the period	$48,138	$46,148

(a)	Accounting for Capitalized Pre-Operating Period Costs — Mandalay

Under Canadian GAAP, pre-operating costs incurred by Mandalay were deferred and amortized to income to March 31, 2002. The remaining unamortized pre-operating costs of $1.2 million at March 31, 2002 were included in write down and equity interest in investments subject to significant influence. Under U.S. GAAP, all start-up costs are required to be expensed as incurred. The amount for the three months and six months ended September 30, 2001 is presented net of income taxes of $0.1 million and $0.3 million respectively.

(b)	Accounting for Discontinued Operation

Under Canadian GAAP, effective April 1, 2002, the carrying value of the Company’s investment in Mandalay is presented as a discontinued operation and the results of Mandalay are reported separately for the current and comparable period. Under U.S. GAAP, the investment in Mandalay is not considered a discontinued operation and would be accounted for using the equity method. Accordingly, in the three months and six months ended September 30, 2002 Mandalay’s net loss of $1.9 million and $2.6 million, respectively, would be recorded as a reduction in net income. Refer to note 5 for further information.

(c)	Accounting for Capitalized Pre-Operating Period Costs — One-Hour Series Business

Under Canadian GAAP, the Company deferred certain pre-operating costs related to the launch of the television one-hour series business amounting to $3.0 million. This amount is being amortized over five years commencing in the year ended March 31, 2000. Under U.S. GAAP, all start-up costs are required to be expensed as incurred. The amounts are presented net of income taxes for the three and six months ended September 30, 2002 of $0.1 million and $0.1 million respectively (September 30, 2001 — $0.1 million and $0.1 million respectively).

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

(e)  Accounting for Income Taxes

Under Canadian GAAP commencing in the year ended March 31, 2001, the Company used the asset and liability method to recognize future income taxes which is consistent with the U.S. GAAP method required under Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”), except that Canadian GAAP requires use of the substantively enacted tax rates and legislation, whereas U.S. GAAP only permits use of enacted tax rates and legislation. The use of substantively enacted tax rates under Canadian GAAP to measure future income tax assets and liabilities resulted in an increase in Canadian net future income tax assets (before valuation allowances) of $0.1 million (September 30, 2001 – $1.5 million), with a corresponding increase in valuation allowances of $0.1 million (September 30, 2001 – $1.1 million).

SFAS 109 requires deferred tax assets and liabilities be recognized for temporary differences, other than non-deductible goodwill, arising in a business combination. In the year ended March 31, 2000, under U.S. GAAP, goodwill was increased to reflect the additional deferred tax liability resulting from temporary differences arising on the acquisition. Under Canadian GAAP, the Company did not restate income taxes for years prior to March 31, 2001, accordingly, there is a difference in the carrying amount of goodwill arising in the business combination of $1.9 million as at September 30, 2002 (March 31, 2002 – $1.9 million).

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

(g)  Comprehensive Loss

Comprehensive loss consists of net income (loss) and other gains and losses affecting shareholders’ equity that, under U.S. GAAP are excluded from the determination of net income or loss. Adjustment to cumulative translation adjustments comprises foreign currency translation gains and losses. Other comprehensive loss comprises unrealized losses on investments available for sale based on the market price of the shares at September 30, 2002 net of income taxes of $nil (September 30, 2001 — $nil).

(h)  Accounting for Tax Credits

Under Canadian GAAP, federal and provincial tax credits earned with respect to production costs may be included in revenue. U.S. GAAP requires that tax credits be presented as reduction of income tax expense. The corresponding impact would be a reduction of revenue and credit to income tax expense of $3.4 million (September 30, 2001 — $5.0 million).

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

There is no impact on net income under U.S. GAAP. Accounting for CineGroupe using the equity method under U.S. GAAP would reduce the condensed consolidated statements of operations items to the following amounts:

(all amounts in thousands of US dollars)

	Three months ended	Three months ended	Six months ended	Six months ended
	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001
	$	$	$	$

Revenues	69,323	49,531	152,405	90,340
Direct operating expenses	38,531	24,569	73,717	45,555
Distribution and marketing expenses	18,291	16,236	54,123	26,349
General and administration expenses	7,462	7,824	14,419	14,470

The impact of using the equity method under U.S. GAAP on the consolidated balance sheet at September 30, 2002 would reduce total assets to $346.4 million (March 31, 2002 — $336.4 million) and reduce debt (including bank loans, production loans, and long-term debt) to $191.2 million (March 31, 2002 — $188.6 million).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

     We develop, produce and distribute a targeted range of film and television content in North America and around the world. To reflect our core businesses, this discussion focuses on Motion Pictures, Television, Animation and Studio Facilities. Please also refer to the information in note 17 to the March 31, 2002 audited consolidated financial statements.

     The following discussion and analysis for the six months ended September 30, 2002 and 2001 should be read in conjunction with the unaudited condensed consolidated financial statements included in this Form 10-Q. The unaudited condensed consolidated financial statements have been prepared in accordance with Canadian Generally Accepted Accounting Principles (“GAAP”). The material differences between the accounting policies used by Lions Gate under Canadian GAAP and United States (“U.S.”) GAAP are disclosed in note 11 to the unaudited condensed consolidated financial statements. Certain reclassifications have been made in the September 30, 2001 unaudited condensed consolidated financial statements to conform to the September 30, 2002 presentation.

     The functional currency of our business, defined as the economic environment in which we primarily generate and expend cash, is the Canadian dollar and the U.S. dollar for the Canadian and U.S.-based businesses, respectively. Commencing April 1, 2002 and going forward, our unaudited condensed consolidated financial statements are and will be presented in U.S. dollars, as is this Management Discussion and Analysis. In addition, the September 30, 2001 unaudited condensed financial statements have been restated from Canadian to U.S. dollars. In accordance with generally accepted accounting principles in both Canada and the U.S., the financial statements of Canadian-based subsidiaries are translated for consolidation purposes using current exchange rates, with translation adjustments accumulated in a separate component of shareholders’ equity.

Overview

     Income from continuing operations, income from discontinued operations and net income for the three months ended September 30, 2002, were $1.2 million, $nil and $1.2 million, respectively, or $0.01, $nil and $0.01 per share respectively (after giving effect to the Series A preferred share dividends and accretion on the Series A preferred shares) on 43.2 million weighted average common shares outstanding. This compares to income from continuing operations, income from discontinued operations and net income of $nil, $0.1 million and $0.1 million, respectively, or loss per share of $0.02, loss per share of $nil and loss per share of $0.02 respectively (after giving effect to the Series A preferred share dividends and accretion on the Series A preferred shares) on 42.5 million weighted average common shares outstanding for the three months ended September 30, 2001.

     Income from continuing operations, income from discontinued operations and net income for the six months ended September 30, 2002, were $3.9 million, $nil and $3.9 million, respectively, or $0.05, $nil and $0.05 per share respectively (after giving effect to the Series A preferred share dividends and accretion on the Series A preferred shares) on 43.2 million weighted average common shares outstanding. This compares to income from continuing operations, loss from discontinued operations and net loss of $0.6 million, $0.8 million and $0.2 million, respectively, or loss per share of $0.03, loss per share of $0.02 and loss per share of $0.05 per share respectively (after giving effect to the Series A preferred share dividends and accretion on the Series A preferred shares) on 42.4 million weighted average common shares outstanding for the six months ended September 30, 2001.

     EBITDA (defined as earnings before interest, provision for income taxes, amortization, minority interests, unusual losses, write-down and equity interests in investments subject to significant influence) of $6.2 million for the three months ended September 30, 2002 increased $3.5 million or 129.6% compared to $2.7 million for the three months ended September 30, 2001. EBITDA of $13.0 million for the six months ended September 30, 2002 increased $7.4 million or 132.1% compared to $5.6 million for the six months ended September 30, 2001. While management considers EBITDA to be an important measure of comparative operating performance, it should be considered in addition to, but not as a substitute for, operating income, net income and other measures of financial performance reported in accordance with GAAP. EBITDA does not reflect cash available to fund cash requirements. Not all companies calculate EBITDA in the same manner and the measure as presented may not be comparable to similarly-titled measures presented by other companies.

The following table reconciles EBITDA (defined as earnings before interest, provision for income taxes, amortization, minority interests, unusual losses, write-down and equity interests in investments subject to significant influence) to Net income (loss):

	Three months ended	Three months ended	Six months ended	Six months ended
	Sept 30, 2002	Sept 30, 2001	Sept 30, 2002	Sept 30, 2001

	(amounts in thousands)
EBITDA, as defined	$6,164	$2,671	$13,049	$5,621
Amortization	(1,365)	(1,099)	(2,703)	(1,985)
Interest	(2,579)	(2,269)	(5,215)	(4,837)
Minority interests	(166)	(598)	(631)	(420)
Unusual losses	—	(419)	—	(419)
Gain on dilution of investment in subsidiary	—	2,186	—	2,186
Income taxes	(908)	(134)	(1,042)	1,176
Equity interests in investments subject to significant influence	52	(323)	446	(740)
Income (loss) from discontinued operation	—	128	—	(774)

Net income (loss)	$1,198	$143	$3,904	$(192)

Results of Operations

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

     Revenue for the three months ended September 30, 2002 of $77.8 million increased $18.1 million or 30.3% compared to $59.7 million in the comparable period.

     Motion Pictures revenue of $50.2 million increased $18.7 million or 59.4% from $31.5 million in the prior year’s first quarter. Quarter-over-quarter theatrical revenue decreased $4.8 million to $2.1 million, video revenue increased $16.1 million to $33.7 million, television revenue increased $2.8 million to $5.0 million and international revenue increased $0.4 million to $5.1 million. The most significant theatrical release in the quarter was Lovely and Amazing with theatrical revenue of $1.2 million. Significant theatrical releases in the comparable quarter included O and Songcatcher with theatrical revenue of $5.4 million and $0.9 million, respectively. Significant video releases in the current quarter included: Frailty with video revenue of $9.8 million and Cat’s Meow with video revenue of $1.1 million. A majority of the television revenue in the current quarter relates to the licensing of O to pay television for $1.1 million. The most significant international releases in the current quarter were Cube 2 and Cat’s Meow with international revenue of $1.8 million and $1.4 million, respectively. Additionally, all domestic rights to Narc were sold during the quarter for $2.6 million.

     Television production revenue of $17.8 million increased $1.1 million or 6.6% from $16.7 million in the prior year’s first quarter. Current quarter deliveries included: nine one-hour episodes of Dead Zone in the U.S. and to international territories and 11 one-hour episodes of Tracker and the television movies Cabin Pressure, Pilot’s Wife, Superfire and Attack on the Queen to international territories. In the prior year’s second quarter nine one-hour episodes of Mysterious Ways in the U.S., Canada and to international territories and the television movies Pilot’s Wife in the U.S. and Cabin Pressure to international territories were delivered. Termite Art contributed revenue of $1.8 million compared to $2.1 million in the prior year’s second quarter. In the current quarter Termite Art delivered 9.5 hours of programming, compared to 13 hours delivered in the prior year’s second quarter. Current quarter deliveries included: one hour of each of Inside VICAP, Return to Area 51, Nostradamus, Crop Circles, Amazing Baby Bloopers, Wage Slaves, What Were You Thinking and Charming.

     In Animation, CinéGroupe’s revenue of $8.5 million decreased $1.7 million or 16.7% from $10.2 million in the prior year’s second quarter. In the current quarter a total of 28.0 half-hours were delivered including: Daft Planet, Galidor Defender of the Outer Dimension, Strange Tales and Three Pigs. In the prior year’s second quarter, 35.5 half-hours were delivered including Sagwa, What’s With Andy and Kids From Room 402.

     Studio Facilities revenue of $1.4 million increased $0.3 million or 27.3% from $1.1 million in the prior year’s second quarter due primarily to revenues earned from subleased stages and ancillary operations and to an increase in rental rates. In the current quarter, stage and office occupancy levels averaged 84% and 82% respectively, compared to 99% and 96% respectively in the prior year’s second quarter. Occupancy rates decreased partially due to an increase in occupancy space from the building of a new sound stage.

     Direct operating expenses of $45.4 million for the three months ended September 30, 2002 were 58.3% of revenue, compared to direct operating expenses of $32.2 million, which were 53.9% of revenue in the comparable quarter. Direct operating expenses as a percentage of revenue increased in the current quarter primarily due to low margins recognized on the international delivery of 11 episodes of Tracker. This was offset by collection of previously fully reserved accounts receivable of $0.7 million.

     Distribution and marketing costs (also known as “P&A”) of $18.4 million for the three months ended September 30, 2002 increased $1.9 million or 11.5% compared to $16.5 million in the prior year’s second quarter. P&A increased quarter-over-quarter primarily due to an increase in marketing and duplication costs related to the increase in video revenues generated during the quarter. This was offset by duplication credits and video inventory adjustments of $2.9 million.

     General and administration expenses of $7.9 million decreased $0.5 million or 6.0% compared to $8.4 million in the prior year’s second quarter.

     Amortization expense in the current quarter of $1.4 million increased $0.3 million or 27.3% from $1.1 million in the prior year’s first quarter due to a $0.4 million increase in property and equipment amortization offset by a $0.1 million decrease in development costs amortization. Property and equipment amortization increased due to additional Animation colorization and post-production equipment purchases in the prior fiscal year, newly-constructed soundstages that commenced operations in September 2000 and December 2001 and to capitalized systems implementation costs that were amortized from June 2002.

     Interest expense in the current quarter of $2.6 million increased $0.3 million or 13.0% from $2.3 million in the prior year’s second quarter. Interest expense increased compared to the prior year’s second quarter due to a $0.6 million decrease in capitalized interest resulting from a decline in new production in the current quarter and a $0.1 million increase in amortization of bank financing charges. These increases were partially offset by a reduction in total interest-bearing debt at the end of the current quarter and decrease in annual interest rates by approximately 3% quarter-over-quarter.

     In the prior year’s second quarter a $0.4 million loss on disposal was recorded related to the demolition of an existing structure to provide room to build a new sound stage at Lions Gate Studios.

     Our investment in CinemaNow, LLC (“CinemaNow”) was written down to $nil at March 31, 2002. The prior year’s second quarter equity interest in CinemaNow represents 63% of the operating losses of CinemaNow for the three months ended September 30, 2001.

     Income from discontinued operation in the current quarter of $nil compares to income from discontinued operation in the comparable quarter of $0.1 million. The prior year’s second quarter income from discontinued operation represents 100% of the operating income of Mandalay Pictures, LLC for the three months ended September 30, 2001 of $0.4 million, less amortization of capitalized pre-operating period costs of $0.3 million.

     Our unaudited condensed consolidated financial statements have been prepared in accordance with Canadian GAAP. The material differences between the accounting policies used by us under Canadian GAAP and U.S. GAAP are disclosed in note 11 to the unaudited condensed consolidated financial statements. Under U.S. GAAP the net loss for the three months ended September 30, 2002 was $0.7 million. The net income under U.S. GAAP is less than under Canadian GAAP due primarily to inclusion of the net loss in Mandalay partially offset by the add back of the amortization of pre-operating costs relating to our television one-hour series business, as described in notes 11(a), 11(b) and 11(c) respectively.

Six Months Ended September 30, 2002 Compared to Six Months Ended September 30, 2001

     Revenue for the six months ended September 30, 2002 of $172.1 million increased $67.2 million or 64.1% compared to $104.9 million in the comparable period. Revenue increased in all businesses.

     Motion Pictures revenue of $119.7 million increased $58.0 million or 94.0% from $61.7 million in the prior period. Period-over-period theatrical revenue decreased $1.2 million to $9.8 million, video revenue increased $43.1 million to $83.8 million, television revenue increased $4.2 million to $8.4 million and international revenue increased $6.1 million to $12.3 million. The most significant theatrical release in the period was Frailty with theatrical revenue of $3.5 million. Monster’s Ball, which was released in fiscal 2002, earned additional theatrical revenue in the period of $2.8 million. Significant theatrical releases in the comparable period included O and Amores Perros with theatrical revenue of $5.4 million and $3.0 million, respectively. Significant video releases in the current period included: Frailty with video revenue of $9.8 million and Monster’s Ball with video revenue of $29.6 million. A majority of the television revenue in the current period relates to the licensing of O to pay television for $1.1 million and to a single library sale to a cable network for $1.8 million. The most significant international releases in the current period were Frailty with international revenue of $3.4 million, Cube 2 with international revenue of $1.8 million and Cat’s Meow with international revenue of $1.4 million. Additionally, all domestic rights to Narc were sold during the period for $2.6 million.

     Television production revenue of $30.0 million increased $4.5 million or 17.6 % from $25.5 million in the prior year’s period. Current period deliveries included: 11 one-hour episodes of Dead Zone, 24 one-hour episodes of Tracker, 13 one-hour episodes of No Boundaries and four one-hour episodes of television movies. In the prior year’s period 11 one-hour episodes of Mysterious Ways, one hour of the two one-hour pilots of Dead Zone and two one-hour episodes of television movies were delivered. Termite Art contributed revenue of $5.1 million compared to $6.5 million in the prior year’s period. In the current period Termite Art delivered 28.5 hours of programming, compared to 42.5 hours delivered in the prior year’s period.

     In Animation, CinéGroupe’s revenue of $19.7 million increased $5.2 million or 35.9% compared to $14.5 million in the prior year’s period. In the current period a total of 52.0 half-hours were delivered including: Daft Planet, Galidor Defender of the Outer Dimension, Strange Tales and Three Pigs. In the prior year’s period, 59.5 half-hours were delivered including: Sagwa, What’s With Andy, Kids From Room 402 and Wounchpounch.

     Studio Facilities revenue of $2.8 million increased $0.7 million or 33.3% from $2.1 million in the prior year’s period due primarily to revenues earned from our subleased stages and ancillary operations and to an increase in rental rates. In the current period, stage and office occupancy levels averaged 86% and 84% respectively, compared to 98% and 93% respectively in the prior year’s period. Occupancy rates decreased partially due to an increase in occupancy space from the building of a new sound stage.

     Direct operating expenses of $89.3 million for the six months ended September 30, 2002 were 51.9% of revenue, compared to direct operating expenses of $57.0 million, which were 54.4% of revenue in the comparable period. Direct operating expenses as a percentage of revenue decreased primarily due to highly profitable projects in the first quarter such as Monster’s Ball, State Property and library sales and to second quarter collection of previously fully reserved accounts receivable of $0.7 million. These favorable variances were partially offset by losses recognized on the delivery of episodes of Tracker.

     Distribution and marketing costs (also known as “P&A”) of $54.4 million for the six months ended September 30, 2002 increased $27.8 million or 104.5% compared to $26.6 million in the prior year’s period. P&A increased period-over-period primarily due to an increase in marketing and duplication costs related to the increase in video revenues generated during the period, including the release of Monster’s Ball in the first quarter and to advertising expenditures on the theatrical release of Frailty. This was offset by duplication credits and video inventory adjustments of $2.9 million.

     General and administration expenses of $15.3 million decreased $0.3 million or 1.9% compared to $15.6 million in the prior year’s period.

     Amortization expense in the current period of $2.7 million increased $0.7 million or 35.0% from $2.0 million in the prior year’s period due to a $0.6 million increase in property and equipment amortization and a $0.1 million increase in other amortization costs. Property and equipment amortization increased due to additional Animation colorization and post-production equipment purchases in the prior fiscal year, newly-constructed soundstages that commenced operations in September 2000 and December 2001 and to capitalized systems implementation costs that were amortized from June 2002.

     Interest expense in the current period of $5.2 million increased $0.4 million or 8.3% from $4.8 million in the prior year’s period. Interest expense increased compared to the prior year’s period due to a $1.1 million decrease in capitalized interest resulting from a decline in new production in the current period and a $0.2 million increase in amortization of bank financing charges. These increases were partially offset by a reduction in total interest-bearing debt at the end of the period and decrease in annual interest rates by approximately 3% period-over-period.

     In the prior year’s period, the Company recorded an unusual loss of $0.4 million related to the demolition of an existing structure to provide room to build a new sound stage at Lions Gate Studios.

     The $0.4 million equity interest in Christal Films Distribution Inc. (“Christal”) consists of 75% of the net income of Christal for the six months ended September 30, 2002. Our investment in CinemaNow was written down to $nil at March 31, 2002. The prior year’s period equity interest in CinemaNow represents 63% of the operating losses of CinemaNow for the six months ended September 30, 2001.

     Income from discontinued operation in the current period of $nil compares to loss from discontinued operation in the comparable period of $0.8 million. The prior year’s period loss from discontinued operation represents 100% of the operating loss of Mandalay Pictures, LLC for the six months ended September 30, 2001 of $0.2 million, plus of amortization of capitalized pre-operating period costs of $0.6 million.

     Our unaudited condensed consolidated financial statements have been prepared in accordance with Canadian GAAP. The material differences between the accounting policies used by us under Canadian GAAP and U.S. GAAP are disclosed in note 11 to the unaudited condensed consolidated financial statements. Under U.S. GAAP the net income for the six months ended September 30, 2002 was $1.5 million. The net income under U.S. GAAP is less than under Canadian GAAP due primarily to inclusion of the net loss in Mandalay partially offset by the add back of the amortization of pre-operating costs relating to our television one-hour series business, as described in notes 11(a), 11(b) and 11(c) respectively.

Liquidity and Capital Resources

     Cash flows from operating activities in the six months ended September 30, 2002 were $nil compared to cash flows used in operating activities of $52.7 million in the comparable period due primarily to improved operating results and decreased net investment in investment in films and television programs in the current period as a result of less production and acquisition activity in the current period. These favorable operating cash flow variances are partially offset by a decrease in deferred revenue — significant collections for television series and television movies were received during the previous period. Cash flows from financing activities in the six months ended September 30, 2002 were $2.6 million compared to cash flows from financing activities of $47.5 million in the comparable period primarily due to the repayment of bank loans in the current period compared to the previous period where a significant component of production activity was financed through bank loans. This decrease was offset by an increase in production loans during the period used to finance production activity. Cash flows from investing activities in the six months ended September 30, 2002 were $0.6 million compared to cash flows from financing activities of $7.4 million in the comparable period primarily due to Cdn$14.0 million ($9.2 million) of equity financing from a third party for shares in CineGroupe received in the previous period.

     Our liquidity and capital resources were provided during the six months ended September 30, 2002 principally through cash generated from operations and the $200 million “borrowing base” revolving credit facility with J.P. Morgan Securities. The credit facility is limited by our borrowing base, which includes certain accounts receivable, and “library” credits. Management projects that the difference between the borrowing base and the amount borrowed over the next two quarters will be positive resulting in excess borrowing capacity. At September 30, 2002, the borrowing base assets totaled $147.5 million and we had drawn $122.4 million of our $200.0 million revolving operating credit facility.

     Provision for doubtful accounts of $8.2 million at September 30, 2002 decreased $2.6 million from $10.8 million at March 31, 2002 primarily due to the net write off of $2.5 million of video accounts receivable and chargebacks against the provision and the collection of a $0.7 million receivable provided for at March 31, 2002. This was offset by an increase in the provision for all other receivables during the period of $0.6 million.

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

     Our current financing strategy is to leverage investment in film and television programs through operating credit facilities and single-purpose production financing. We usually obtain financing commitments, including, in some cases, funds from government incentive programs and foreign distribution commitments to cover, on average, at least 70% of the budgeted hard costs of a project before commencing production.

     Our 5.25% convertible, non-voting redeemable Series A preferred shares are entitled to cumulative dividends, as and when declared by the Board of Directors, payable semi-annually on the last day of March and September of each year. We have the option of paying such dividends either in cash or additional preferred shares. On September 30, 2002 we paid a cash dividend on our Series A preferred shares of $791,871. We do not pay and do not intend to pay, and are restricted from paying by our revolving credit facility, dividends on common shares. Considering our business strategy and investment opportunities we believe it to be in the best interest of shareholders to invest all available cash in the expansion of our business.

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

Interest Rate and Currency Risk Management

     Additionally, as part of our overall risk management program, we evaluate and manage our exposure to changes in interest rates and currency exchange risks on an ongoing basis. In the current period we entered into foreign exchange contracts to hedge future production expenses denominated in Canadian dollars. In July 2002, the Company entered into a $100.0 million interest rate swap at an interest rate of 3.08%, commencing January 2003 and ending September 2005. The swap is in effect as long as three-month LIBOR is less than 5.0%. Other hedges and derivative financial instruments will be used in the future, within guidelines approved or to be approved by the Board of Directors for counterparty exposure, limits and hedging practices, in order to manage our interest rate and currency exposure. We have no intention or entering into financial derivative contracts, other than to hedge a specific financial risk.

     Our principal currency exposure is between Canadian and U.S. dollars, although this exposure is significantly mitigated through the structuring of the $200 million revolving credit facility as a $25 million Canadian dollar credit facility and a $175 million U.S. dollar credit facility. Each facility is borrowed and repaid in the respective country of origin, in local currency.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

     Market risks relating to our operations result primarily from changes in interest rates and changes in foreign currency exchange rates. Our exposure to interest rate risk results from the financial debt instruments that arise from transactions entered into during the normal course of business.

     Debt. We are exposed to cash flow risk due to changes in market interest rates related to our outstanding debt. For example, our credit facilities and some of our long-term debt bears interest on borrowings outstanding at various time intervals and at market rates based on either the Canadian prime rate or the U.S. prime rate, plus a margin ranging from –0.48% to 4.0%. Our principal risk with respect to our long-term debt is interest rate risk, to the extent not mitigated by interest rate swap and foreign exchange contracts.

     The table below presents principal debt repayments and related weighted average interest rates for our credit facilities and long-term debt obligations at September 30, 2002 by expected maturity date.

	Expected Maturity Date

	Year Ending March 31,

	2003	2004	2005	2006	2007

		(amounts in thousands)
Bank Loans:
Variable (1)	$—	$—	$—	$122,400	$—
Variable (2)	4,429	—	—	—	—
Long-term Debt:
Fixed (3)	—	20,569	—	1,514	—
Fixed (4)	—	19,839	—	9,255	—

	Expected Maturity Date

	Year Ending March 31,

	2003	2004	2005	2006	2007

		(amounts in thousands)
Fixed (5)	530	1,222	578	—	—
Variable (6)	18,720	5,112	1,793	—	—
Variable (7)	6,600	4,809	—	—	—

	$30,279	$51,551	$2,371	$133,169	$—

(1)	Revolving credit facilities, which expire September 25, 2005. Average variable interest rate on principal of $15,816 equal to Canadian prime plus 1.2% and average variable interest rate on principal of $106,584 equal to U.S. prime minus 0.4%.
(2)	Line of credit due July 31, 2003 at Canadian prime plus 1% and demand loans at Canadian prime plus 0% — 4%.
(3)	Fixed interest rate equal to 6.44%.
(4)	Non interest-bearing.
(5)	Fixed interest rate equal to 10.8%.
(6)	Average variable interest rate equal to Canadian prime plus 1.4%. Majority consists of production loans secured by accounts receivable.
(7)	Production loans with an average variable interest rate equal to US prime.

     Commitments. The table below presents future commitments under contractual obligations and commercial commitments at September 30, 2002 by expected maturity date.

	Expected Maturity Date

	Year Ending March 31,

	2003	2004	2005	2006	2007

	(Amounts in thousands)
Operating leases	$1,325	$2,354	$2,047	$1,360	$1,001
Employment contracts	5,617	5,945	1,643	370	—
Unconditional purchase obligations	9,849	4,675	—	—	—
Distribution and marketing commitments	2,850	12,000	—	—	—
Corporate guarantee	321	—	—	—	—

	$19,962	$24,974	$3,690	$1,730	$1,001

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

     We have entered into foreign exchange contracts to hedge future production expenses denominated in Canadian dollars. Gains and losses on the foreign exchange contracts are capitalized and recorded as production costs when the gains and losses are realized. At September 30, 2002, we had contracts to sell US$1.4 million in exchange for Cdn$2.3 million over a period of nine weeks at a weighted average exchange rate of 1.6107. Additionally, we have undertaken to unwind the above hedge contract and, therefore, have contracts to sell Cdn$2.3 million in exchange for US$1.4 million over a period of nine weeks at a weighted average exchange rate of 1.5794.

     As at September 30, 2002 we also had contracts to sell US$2.1 million in exchange for Cdn$3.2 million over a period of four weeks at an exchange rate of 1.5712, and contracts to sell US$3.9 million in exchange for Cdn$6.2 million over a period of eight weeks at an exchange rate of 1.5838. We do not require collateral or other security to support any of these contracts. Net unrecognized gains as at September 30, 2002 amounted to $0.1 million.

Item 4.	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures. The term “disclosure controls and procedures” is defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934 (the “Exchange Act”). These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of a date within 90 days before the filing of this quarterly report (the “Evaluation Date”), and they have concluded that, as of the Evaluation Date, such controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

(b)	Changes in internal controls. We maintain a system of internal accounting controls that are designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are followed. For the quarter ended September 30, 2002, there were no significant changes to our internal controls or in other factors that could significantly affect our internal controls.

PART II

Item 4.	Submissions of Matters to a Vote of Security Holders

     On September 10, 2002, the Company held its annual meeting of shareholders. Below is a summary of the matters voted on at the meeting.

     An election of directors was held with the following persons being elected directors:

Name	Votes For	Votes Withheld

Michael Burns	32,295,767	37,108
Drew Craig	32,293,767	39,108
Arthur Evrensel	32,296,067	36,808
Jon Feltheimer	32,296,067	36,808
Frank Giustra	32,295,967	36,908
Douglas Holtby	32,294,067	38,808
Joe Houssian	31,807,167	525,708
Gordon Keep	32,296,067	36,808
Morley Koffman	32,296,067	36,808
Patrick Lavelle	32,294,067	38,808
Andre Link	32,293,013	39,862
Harald Ludwig	32,295,967	36,908
G. Scott Paterson	31,809,067	523,808
E. Duff Scott	32,294,067	38,808

     The only other matter voted upon and approved at the meeting was the approval of the re-appointment of Ernst & Young LLP as the Company’s auditors for fiscal 2003, the results of which are listed below:

Votes For	Votes Withheld

32,300,161	28,014

     Under applicable British Columbia law, abstentions and broker non-votes are not tabulated. Abstentions and broker non-votes are not counted in determining a quorum or the number of shares necessary for approval.

     The Series B preferred shareholder, Mark Amin, elected himself as a director. The Series A preferred shareholders unanimously elected Thomas Augsberger, Howard Knight and Harry Sloan as directors.

Item 6.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	Exhibits filed for Lions Gate through the filing of this Form 10-Q.

Exhibit
Number	Description of Documents

3.1(1)	Articles of Incorporation
3.2(2)	Amendment to Articles of Incorporation to Provide Terms of the Series A Preferred Shares dated as of December 20, 1999
3.3(3)	Amendment to Articles of Incorporation to Provide Terms of the Series B Preferred Shares dated as of September 26, 2000
3.4(4)	Amendment to Articles of Incorporation to change the size of the Board of Directors dated as of September 12, 2001
4.1(1)	Trust Indenture between the Company and CIBC Mellon Trust Company dated as of April 15, 1998
4.2(2)	Warrant Indenture between the Company and CIBC Mellon Trust Company dated as of December 30, 1999

(1)	Incorporated by reference to the Company’s Annual Report on Form 20-F for the fiscal year ended March 31, 1998 (File No. 000-27730).
(2)	Incorporated by reference to the Company’s Annual Report on Form 20-F for the fiscal year ended March 31, 2000 (File No. 000-27730).
(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2001 (File No. 1-14880).
(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2001 (File No. 1-14880).

(b)	Reports on Form 8-K

None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIONS GATE ENTERTAINMENT CORP.

DATE: November 14, 2002	By: /s/ James Keegan

James Keegan Chief Financial Officer (Principal Financial Officer and duly authorized signatory)

CERTIFICATIONS

I, Jon Feltheimer, certify that:

     1.     I have reviewed this quarterly report on Form 10-Q of Lions Gate Entertainment Corp.;

     2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ Jon Feltheimer

Jon Feltheimer Chief Executive Officer

I, James Keegan, certify that:

     1.     I have reviewed this quarterly report on Form 10-Q of Lions Gate Entertainment Corp.;

     2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ James Keegan

James Keegan Chief Financial Officer