Form 10-Q
period 2002-12-31
LIONS GATE ENTERTAINMENT CORP /CN/
filed 2003-02-14
CIK 929351

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to section 13 or 15(d)
of the Securities and Exchange Act of 1934

For the quarterly period ended December 31, 2002

or

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    No _______

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes    No _______

     As of February 7, 2003, 43,207,399 shares of the registrant’s no par value common stock were outstanding.

     Unless the context indicates otherwise, all references herein to “Lions Gate,” “the Company,” “we,” “us,” and “our” refer collectively to Lions Gate Entertainment Corp. and its subsidiaries.

     This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that can be identified by the use of forward-looking terminology such as “may,” “will,” “intend,” “believes,” “expect,” “could” or “continue” or the negative thereof or other variations thereon or comparable terminology. These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause our actual results to be materially different from any future results expressed or implied by us in those statements. The most important factors that could prevent us from achieving our stated goals include, but are not limited to, the following:

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

     Because these statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward looking statements. We caution you not to place undue reliance on the statements, which speak only as of the date of this report. We do not undertake any obligation to release publicly any revision to any forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events. For a further discussion of the risks and uncertainties see the Risk Factors section of our Annual Report on Form 10-K.

PART I

Item 1. Financial Statements.

LIONS GATE ENTERTAINMENT CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

(All amounts in thousands of United States dollars)

	December 31, 2002	March 31, 2002

	(Unaudited)	(Note 2)
Assets
Cash and cash equivalents	$7,261	$6,641
Restricted cash	—	706
Accounts receivable, net of video reserves $11,654 (March 31, 2002 - $6,342) and provision for doubtful accounts of $6,919 (March 31, 2002 - $10,794)	102,704	116,941
Investment in films and television programs	206,040	181,002
Discontinued operation	—	10,000
Property and equipment, net	30,976	31,729
Goodwill, net of accumulated amortization of $5,643	27,499	27,499
Other assets	18,046	9,451
Future income taxes	466	466

	$392,992	$384,435

Liabilities
Bank loans	$131,055	$143,734
Accounts payable and accrued liabilities	53,298	52,277
Accrued participations and residuals costs	23,995	16,939
Production loans	23,766	23,941
Long-term debt	53,615	47,400
Deferred revenue	20,134	13,818
Minority interests	9,144	8,481

	315,007	306,590

Commitments and contingencies
Shareholders’ Equity
Preferred shares, 200,000,000 shares authorized, issued in series, including 1,000,000 series A (11,830 shares issued and outstanding) and 10 series B (10 shares issued and outstanding) (liquidation preference $30,167)	32,076	30,751
Common stock, no par value, 500,000,000 shares authorized, 43,231,921 shares issued and outstanding	157,675	157,675
Accumulated deficit	(106,872)	(105,801)
Cumulative translation adjustments	(4,894)	(4,780)

	77,985	77,845

	$392,992	$384,435

See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(All amounts in thousands of United States dollars, except per share amounts)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	December 31, 2002	December 31, 2001	December 31, 2002	December 31, 2001

Revenues	$61,867	$70,552	$233,924	$175,409

Expenses:
Direct operating	28,595	40,675	117,889	97,698
Distribution and marketing	23,230	21,354	77,611	47,949
General and administration	8,871	9,247	24,204	24,865
Amortization	1,215	1,205	3,918	3,190

Total expenses	61,911	72,481	223,622	173,702

Operating Income (Loss)	(44)	(1,929)	10,302	1,707

Other Expenses:
Interest on debt initially incurred for a term of more than one year	2,288	2,282	7,503	7,119
Minority interests	(51)	135	580	555
Unusual losses	—	814	—	1,233

Total other expenses	2,237	3,231	8,083	8,907

Income (Loss) Before Undernoted	(2,281)	(5,160)	2,219	(7,200)
Gain on dilution of investment in a subsidiary	—	—	—	2,186

Income (Loss) Before Income Taxes and Equity Interests	(2,281)	(5,160)	2,219	(5,014)
Income taxes	(13)	(2,720)	1,029	(3,896)

Income (Loss) Before Equity Interests	(2,268)	(2,440)	1,190	(1,118)
Equity interest in Christal Films Distribution Inc.	16	—	462	—
Equity interest in CinemaNow, LLC	—	(394)	—	(1,134)

Net Income (Loss) from Continuing Operations	(2,252)	(2,834)	1,652	(2,252)
Loss from Discontinued Operation	—	(358)	—	(1,132)

Net Income (Loss)	(2,252)	(3,192)	1,652	(3,384)
Dividends on Series A preferred shares	(396)	(387)	(1,188)	(1,204)
Accretion on Series A preferred shares	(512)	(515)	(1,535)	(1,549)

Net Loss Allocated to Common Shareholders	$(3,160)	$(4,094)	$(1,071)	$(6,137)

Basic and Diluted Loss
Per Common Share -
Loss from continuing operations	$(0.07)	$(0.09)	$(0.02)	$(0.12)
Loss from discontinued operation	—	(0.01)	—	(0.02)

Net Loss	$(0.07)	$(0.10)	$(0.02)	$(0.14)

See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(All amounts in thousands of United States dollars, except share amounts)

	Common Stock		Series A Preferred Shares		Series B Preferred Shares			Cumulative
								Translation
	Number	Amount	Number	Amount	Number	Amount	Deficit	Adjustments	Total

Balance at March 31, 2001	42,296,838	$155,540	12,205	$29,936	10	$—	$(54,796)	$(3,163)	$127,517
Conversion of Series A preferred shares	648,000	1,652	(648)	(1,652)					—
Exercise of stock options	87,083	137							137
Issued pursuant to share bonus plan	200,000	346							346
Stock dividends			273	696					696
Net loss allocated to common shareholders							(51,005)		(51,005)
Accretion of Series A preferred shares			—	1,771					1,771
Foreign currency translation adjustments								(1,617)	(1,617)

Balance at March 31, 2002	43,231,921	$157,675	11,830	$30,751	10	$—	$(105,801)	$(4,780)	$77,845
Net loss allocated to common shareholders							(1,071)		(1,071)
Accretion of Series A preferred shares			—	1,325					1,325
Foreign currency translation adjustments								(114)	(114)

Balance at December 31, 2002	43,231,921	$157,675	11,830	$32,076	10	$—	$(106,872)	$(4,894)	$77,985

See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(All amounts in thousands of United States dollars)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	December 31, 2002	December 31, 2001	December 31, 2002	December 31, 2001

Operating activities:
Net income (loss)	$(2,252)	$(3,192)	$1,652	$(3,384)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of property and equipment	928	956	2,782	2,077
Write-off of projects in development	128	97	658	649
Amortization of pre-operating costs	159	152	478	464
Amortization of deferred financing costs	342	296	1,045	792
Amortization of films and television programs	28,191	40,287	116,664	96,402
Unusual items	—	814	—	1,233
Minority interests	(51)	135	580	555
Gain on dilution of investment in subsidiary	—	—	—	(2,186)
Other equity interests	(16)	394	(462)	1,134
Discontinued operation	—	358	—	1,132
Changes in operating assets and liabilities:
Accounts receivable	11,641	2,796	12,047	(2,100)
Increase in investment in films and television programs	(43,620)	(33,767)	(143,145)	(162,075)
Other assets	(3,421)	(876)	(6,076)	(3,597)
Future income taxes	—	(858)	—	(1,192)
Accounts payable and accrued liabilities	5,569	740	4,061	8,326
Accrued participations and residuals costs	1,152	(869)	7,043	(1,028)
Deferred revenue	4,880	(12,331)	6,327	5,685

Net cash flows provided by (used in) operating activities	3,630	(4,868)	3,654	(57,113)

Financing activities:
Issuance of capital stock	—	82	—	117
Dividends paid on Series A preferred shares	—	—	(792)	(817)
Increase (decrease) in bank loans	4,095	(2,831)	(13,058)	40,688
Decrease in restricted cash	236	—	706	—
Increase (decrease) in production loans	(11,044)	3,522	(404)	8,590
Increase (decrease) in long-term debt	(3,492)	5,962	5,922	5,681

Net cash flows provided by (used in) financing activities	(10,205)	6,735	(7,626)	54,259

Investing activities:
Minority investment in subsidiary	—	—	—	9,070
Cash received from discontinued operation	4,394	2,500	6,634	2,500
Acquisition of Eaton, net of cash acquired	—	479	—	479
Purchase of property and equipment	(309)	(4,702)	(1,958)	(6,775)

Net cash flows provided by (used in) investing activities	4,085	(1,723)	4,676	5,274

Net change in cash and cash equivalents	(2,490)	144	704	2,420
Foreign exchange effect on cash	(2,004)	(271)	(84)	(2,281)
Cash and cash equivalents-beginning of period	11,755	6,918	6,641	6,652

Cash and cash equivalents-end of period	$7,261	$6,791	$7,261	$6,791

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

     These unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in Canada (“Canadian GAAP”) which conforms, in all material respects, with the accounting principles generally accepted in the United States (“U.S. GAAP”), except as described in note 12, for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by Canadian or U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these condensed consolidated financial statements. Operating results for the quarter are not necessarily indicative of the results that may be expected for the year ending March 31, 2003. Certain reclassifications have been made in the fiscal 2002 financial statements to conform to the fiscal 2003 presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for the year ended March 31, 2002.

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

3.     Accounting Changes

     Goodwill-

     The Company elected to early-adopt the Canadian Institute of Chartered Accountants Section 3062 (“CICA 3062”) on April 1, 2001. Under CICA 3062, goodwill is no longer amortized but is reviewed annually, or more frequently if impairment indicators arise, for impairment, unless certain criteria have been met, and is similar, in many respects, to Statement of Financial Accounting Standards (“SFAS”) 142, “Goodwill and Other Intangible Assets”, under U.S. GAAP. In accordance with the adoption provisions of CICA 3062, goodwill is required to be tested for impairment on the date of adoption. Under SFAS 142 goodwill is required to be tested for impairment within six months of adoption, as of the beginning of the year. At April 1, 2001 and September 30, 2001, it was determined that the fair value of each of the reporting units was in excess of its carrying value including goodwill and, therefore, no further work was required and an impairment loss was not required. Goodwill is required to be tested for impairment between the annual tests if an event occurs or circumstances change that more-likely-than-not reduce the fair value of a reporting unit below its carrying value.

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

4.     Investment in Films and Television Programs

(all amounts in thousands of U.S. dollars)

	December 31, 2002	March 31, 2002

Theatrical Films
Released, net of accumulated amortization	$63,898	$67,298
Completed and not released	17,471	9,648
Acquired library, net of accumulated amortization	37,695	38,405
In progress	27,244	5,405
In development	696	1,923

	147,004	122,679

Non-Theatrical Films and Direct-To-Television
Released, net of accumulated amortization	41,944	38,093
Completed and not released	—	1,842
In progress	14,700	15,533
In development	2,392	2,855

	59,036	58,323

	$206,040	$181,002

     The Company expects that approximately 44% of completed films and television programs, net of accumulated amortization, will be amortized during the one-year period ending December 31, 2003, and approximately 47% of accrued participants’ share will be paid during the one-year period ending December 31, 2003.

     Additionally, the Company expects approximately 84% of completed and released films and television programs, net of accumulated amortization, will be amortized over the three-year period ending December 31, 2005.

     The acquired library is being amortized using the straight-line method over a period of twenty years from the acquisition date. The remaining amortization period is 17.75 years at December 31, 2002 on the unamortized costs of $37.7 million.

5. Discontinued Operation

     Mandalay Pictures, LLC (“Mandalay”) develops and produces large budget, class-A feature films. Effective April 1, 2002, the carrying value of the Company’s investment in Mandalay was presented as a discontinued operation as it was expected to be sold by the end of the current fiscal year. During the period, the Company received distributions of $2.5 million from Mandalay under a prior agreement. On November 8, 2002, the Company sold its investment in Mandalay for cash of $4.2 million and an interest bearing convertible promissory note totaling $3.3 million. The note, bearing interest at 6%, is payable $1.3 million on December 31, 2005, $1.0 million on December 31, 2006 and $1.0 million on December 31, 2007. No gain or loss was recorded on the sale as the Company’s carrying value of $7.5 million equaled the sales price. At December 31, 2002 the note is included in Other assets in the accompanying Condensed Consolidated Balance Sheet.

6. Bank Loans

     The Company has a $175.0 million U.S. dollar-denominated revolving credit facility, a $25.0 million Canadian dollar-denominated revolving credit facility, a Cdn$2.0 million ($1.3 million) operating line of credit and Cdn$5.0 million ($3.2 million) in demand loans.

     The availability of funds under the revolving credit facilities is limited by the borrowing base, which is calculated on a monthly basis. The borrowing base assets at December 31, 2002 totaled $156.6 million (March 31, 2002 —$152.1 million). The revolving credit facility has an average variable interest rate of U.S. prime minus 0.05% on principal of $113.1 million and an average variable interest rate of Canadian prime plus 0.9% on principal of $14.0 million. The operating line of credit bears interest at Canadian prime plus 1% and the demand loans at Canadian prime plus 0% — 4%. The Company is required to pay a monthly commitment fee of 0.375% on the total revolving credit facilities of $200.0 million less the amount drawn.

7. Gain on Dilution

     On July 10, 2001 a third party invested Cdn$14.0 million ($9.2 million) in the Company’s animation partner to obtain a 35% interest. The gain on dilution of the Company’s investment was Cdn$3.4 million, net of income taxes of $nil ($2.2 million, net of income taxes of $nil) and resulted in a decrease of Cdn$0.2 million ($0.1 million) in goodwill.

8. Income (Loss) per Share

     Basic income (loss) per share is calculated after adjusting net income (loss) for dividends and accretion on the preferred shares and using the weighted average number of common shares outstanding during the three and nine months ended December 31, 2002 of 43,232,000 shares and 43,232,000 shares, respectively (December 31, 2001 — 42,976,000 shares and 42,611,000 shares respectively). The exercise of common share equivalents including employee stock options, share purchase warrants, convertible promissory notes and Series A preferred shares could potentially dilute earnings per share in the future, but were not reflected in fully diluted income per share because to do so would be anti-dilutive.

9. Segmented Information

     SFAS 131 “Disclosures about Segments of an Enterprise and Related Information” requires the Company to make certain disclosures about each reportable segment. The Company has five reportable business segments: Motion Pictures; Television; Animation; Studio Facilities; and CineGate. The

Company’s reportable business segments are strategic business units that offer different products and services, and are managed separately.

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

     Segmented information by business is as follows:

(all amounts in thousands of U.S. dollars)

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	Dec 31, 2002	Dec 31, 2001	Dec 31, 2002	Dec 31, 2001

Revenues
Motion Pictures	$43,598	$29,545	$163,280	$91,291
Television	12,199	30,965	42,161	56,428
Animation	4,862	8,845	24,514	23,362
Studio Facilities	1,208	1,013	3,969	3,133
CineGate	—	184	—	1,195

	$61,867	$70,552	$233,924	$175,409

Segment profit (loss)
Motion Pictures	$2,602	$(3,799)	$17,085	$(1,550)
Television	433	3,274	(724)	6,407
Animation	672	1,160	3,575	2,815
Studio Facilities	720	562	2,536	1,685
CineGate	—	184	—	1,195

	$4,427	$1,381	$22,472	$10,552

     The reconciliation of total segment profit to the Company’s income before income taxes and discontinued operations is as follows:

(all amounts in thousands of U.S. dollars)

Company’s total segment profit	$4,427	$1,381	$22,472	$10,552
Less:
Corporate general and administration	(3,256)	(2,105)	(8,252)	(5,655)
Unusual items	—	(814)	—	(1,233)
Equity interests	16	(394)	462	(1,134)
Amortization	(1,215)	(1,205)	(3,918)	(3,190)
Interest	(2,288)	(2,282)	(7,503)	(7,119)
Minority interests	51	(135)	(580)	(555)
Gain on dilution of investment in a subsidiary	—	—	—	2,186

	$(2,265)	$(5,554)	$2,681	$(6,148)

10. Supplementary Cash Flow Statement Information

     Interest paid for the nine months ended December 31, 2002 amounted to $6.2 million (December 31, 2001 — $8.6 million).

     Income taxes paid for the nine months ended December 31, 2002 amounted to $1.1 million (December 31, 2001 — $1.1 million).

11. Commitments and Contingencies

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

     Under U.S. GAAP, the net loss and loss per share figures for the three months and nine months ended December 31, 2002 and 2001 and the shareholders’ equity as at December 31, 2002 and March 31, 2002 were as follows:

(all amounts in thousands of U.S. dollars, except per share amounts)

	Net Income (Loss)				Shareholders' Equity

	Three months ended	Three months ended	Nine months ended	Nine months ended
	Dec 31, 2002	Dec 31, 2001	Dec 31, 2002	Dec 31, 2001	Dec 31, 2002	March 31, 2002

As reported under Canadian GAAP	$(2,252)	$(3,192)	$1,652	$(3,384)	$77,985	$77,845
Accounting for capitalized pre-operating costs — Mandalay Pictures(a)	—	194	—	581	(2,301)	(2,301)
Discontinued operation(b)	(185)	—	(2,760)	—	(2,760)	—
Adjustment for capitalized pre-operating costs(c)	93	93	279	279	(1,438)	(1,717)
Accounting for business combinations(d)	—	—	—	—	(1,145)	(1,145)
Accounting for income taxes(e)	—	—	—	—	1,900	1,900
Reclassification of Series A preferred Shares outside shareholders’ equity(f)	—	—	—	—	(28,997)	(28,175)

Net loss / shareholders’ equity under U.S. GAAP	(2,344)	(2,905)	(829)	(2,524)	43,244	46,407
Adjustment to cumulative translation adjustments account(g)	(1,825)	(214)	(114)	(3,026)	—	—
Other comprehensive income (loss)(g)	(9)	75	230	(174)	(28)	(259)

Comprehensive loss attributable to common shareholders’ / shareholders’ equity under U.S. GAAP	$(4,178)	$(3,044)	$(713)	$(5,724)	$43,216	$46,148

Basic and diluted loss per common share under U.S. GAAP	$(0.07)	$(0.08)	$(0.07)	$(0.11)

Reconciliation of movement in Shareholders’ Equity under U.S. GAAP:

(all amounts in thousands of U.S. dollars)

	December 31, 2002	March 31, 2002

Balance at beginning of the period	$46,148	$95,606
Increase in capital stock	—	1,179
Dividends paid on preferred shares	(1,188)	(1,592)
Accretion on preferred shares (f)	(1,031)	(1,323)
Net income (loss) under U.S. GAAP	(829)	(45,846)
Adjustment to cumulative translation adjustments account (g)	(114)	(1,617)
Other comprehensive income (loss) (g)	230	(259)

Balance at end of the period	$43,216	$46,148

(a)  Accounting for Capitalized Pre-Operating Period Costs — Mandalay

Under Canadian GAAP, pre-operating costs incurred by Mandalay were deferred and amortized to income to March 31, 2002. The remaining unamortized pre-operating costs of $1.2 million at March 31, 2002 were included in write down and equity interest in investments subject to significant influence. Under U.S. GAAP, all start-up costs are required to be expensed as incurred. The amount for the three months and nine months ended December 31, 2001 is presented net of income taxes of $0.1 million and $0.4 million respectively.

(b)  Accounting for Discontinued Operation

Under Canadian GAAP, effective April 1, 2002 and continuing until November 8, 2002, the date of the sale of the Company’s investment in Mandalay, the carrying value of the investment is presented as a discontinued operation and the results of Mandalay are reported separately for the current and comparable period. Under U.S. GAAP, the investment in Mandalay is not considered a discontinued operation and would be accounted for using the equity method. Accordingly, in the three months and nine months ended December 31, 2002 Mandalay’s net loss of $0.2 million and $2.8 million, respectively, would be recorded as a reduction in net income. Refer to note 5 for further information.

(c)  Accounting for Capitalized Pre-Operating Period Costs — One-Hour Series Business

Under Canadian GAAP, the Company deferred certain pre-operating costs related to the launch of the television one-hour series business amounting to $3.0 million. This amount is being amortized over five years commencing in the year ended March 31, 2000. Under U.S. GAAP, all start-up costs are required to be expensed as incurred. The amounts are presented net of income taxes for the three and nine months ended December 31, 2002 of $0.1 million and $0.2 million respectively (December 31, 2001 — $0.1 million and $0.2 million respectively).

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

(e)  Accounting for Income Taxes

Under Canadian GAAP commencing in the year ended March 31, 2001, the Company used the asset and liability method to recognize future income taxes which is consistent with the U.S. GAAP method required under Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”, (“SFAS 109”) except that Canadian GAAP requires use of the substantively enacted tax rates and legislation, whereas U.S. GAAP only permits use of enacted tax rates and legislation. The use of substantively enacted tax rates under Canadian GAAP to measure future income tax assets and liabilities resulted in an increase in Canadian net future income tax assets (before valuation allowances) of $0.1 million (December 31, 2001 — $1.5 million), with a corresponding increase in valuation allowances of $0.1 million (December 31, 2001 — $1.1 million).

SFAS 109 requires deferred tax assets and liabilities be recognized for temporary differences, other than non-deductible goodwill, arising in a business combination. In the year ended March 31, 2000, under U.S. GAAP, goodwill was increased to reflect the additional deferred tax liability resulting from temporary differences arising on the acquisition. Under Canadian GAAP, the company did not restate income taxes for years prior to March 31, 2001, accordingly, there is a difference in the carrying amount of goodwill arising in the business combination of $1.9 million as at December 31, 2002 (March 31, 2002 — $1.9 million).

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

(g)  Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and other gains and losses affecting shareholders’ equity that, under U.S. GAAP are excluded from the determination of net income or loss. Adjustment to cumulative translation adjustments comprises foreign currency translation gains and losses. Other comprehensive income (loss) comprises unrealized gains and losses on investments available for sale based on the market price of the shares at December 31, 2002 net of income taxes of $nil (December 31, 2001 — $nil ).

(h)  Accounting for Tax Credits

Under Canadian GAAP, federal and provincial tax credits earned with respect to production costs may be included in revenue. U.S. GAAP requires that tax credits be presented as reduction of income tax expense. For the three and nine months ended December 31, 2002, the corresponding impact would be a reduction of revenue and a credit to income tax expense of $1.5 million and $8.8 million respectively (December 31, 2001 — $4.0 million and $11.2 million respectively).

(i)  Consolidated Financial Statements

Under Canadian GAAP, the Company consolidates the financial statements of CineGroupe Corporation (“CineGroupe”) as a result of its shareholder rights. On July 10, 2001, as a condition of a $9.2 million equity financing with a third party, CineGroupe’s Shareholders’ Agreement was amended to allow for certain participatory super-majority rights to be granted to the shareholders. Therefore, under U.S. GAAP, the Company would be precluded from consolidating CineGroupe and would account for its 29.4% ownership of CineGroupe, commencing April 1, 2001, using the equity method.

There is no impact on net income under U.S. GAAP. Accounting for CineGroupe using the equity method under U.S. GAAP would reduce the condensed consolidated statements of operations items to the following amounts:

(all amounts in thousands of U.S. dollars)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	December 31, 2002	December 31, 2001	December 31, 2002	December 31, 2001
	$	$	$	$

Revenues	57,005	61,707	209,410	152,047
Direct operating expenses	25,391	33,860	99,108	79,415
Distribution and marketing expenses	23,142	21,350	77,265	47,69
General and administration expenses	7,973	8,381	22,392	22,851

The impact of using the equity method under U.S. GAAP on the consolidated balance sheet at December 31, 2002 would be a reduction in total assets to $349.2 million (March 31, 2002 — $336.4 million) and a reduction in debt (including bank loans, production and distribution loans, and long-term debt) to $184.9 million (March 31, 2002 — $188.6 million).

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

     The following discussion and analysis for the nine months ended December 31, 2002 and 2001 should be read in conjunction with the unaudited condensed consolidated financial statements included in this Form 10-Q. The unaudited condensed consolidated financial statements have been prepared in accordance with Canadian Generally Accepted Accounting Principles (“GAAP”). The material differences between the accounting policies used by Lions Gate under Canadian GAAP and United States (“U.S.”) GAAP are disclosed in note 12 to the unaudited condensed consolidated financial statements. Certain reclassifications have been made in the December 31, 2001 unaudited condensed consolidated financial statements to conform to the December 31, 2002 presentation.

     The functional currency of our business, defined as the economic environment in which we primarily generate and expend cash, is the Canadian dollar and the U.S. dollar for the Canadian and U.S.-based businesses, respectively. Commencing April 1, 2002 and going forward, our unaudited condensed consolidated financial statements are and will be presented in U.S. dollars, as is this Management Discussion and Analysis. In addition, the December 31, 2001 unaudited condensed financial statements have been restated from Canadian to U.S. dollars. In accordance with generally accepted accounting principles in both Canada and the U.S., the financial statements of Canadian-based subsidiaries are translated for consolidation purposes using current exchange rates, with translation adjustments accumulated in a separate component of shareholders’ equity.

Overview

     Loss from continuing operations, loss from discontinued operations and net loss for the three months ended December 31, 2002, were $2.3 million, $nil and $2.3 million, respectively, or $0.07, $nil and $0.07 per share respectively (after giving effect to the Series A preferred share dividends and accretion on the Series A preferred shares) on 43.2 million weighted average common shares outstanding. This compares to loss from continuing operations, loss from discontinued operations and net loss of $2.8 million, $0.4 million and $3.2 million, respectively, or $0.09, $0.01, and $0.10 per share (after giving effect to the Series A preferred share dividends and accretion on the Series A preferred shares) on 43.0 million weighted average common shares outstanding for the three months ended December 31, 2001.

     Income from continuing operations, income from discontinued operations and net income for the nine months ended December 31, 2002, were $1.7 million, $nil and $1.7 million, respectively, or loss per share of $0.02, loss per share of $nil and loss per share of $0.02 (after giving effect to the Series A preferred share dividends and accretion on the Series A preferred shares) on 43.2 million weighted average common shares outstanding. This compares to loss from continuing operations, loss from discontinued operations and net loss of $2.3 million, $1.1 million and $3.4 million, respectively, or loss per share of $0.12, loss per share of $0.02 and loss per share of $0.14 per share respectively (after giving effect to the Series A preferred share dividends and accretion on the Series A preferred shares) on 42.6 million weighted average common shares outstanding for the nine months ended December 31, 2001.

     EBITDA (defined as earnings before interest, provision for income taxes, amortization, minority interests, gain on dilution of investment in subsidiary and discontinued operation) of $1.2 million for the three months ended December 31, 2002 increased $3.1 million or 258.3% compared to negative $1.9 million for the three months ended December 31, 2001. EBITDA of $14.7 million for the nine months ended December 31, 2002 increased $12.2 million or 488.0% compared to $2.5 million for the nine months ended December 31, 2001. While management considers EBITDA to be an important measure of comparative operating performance, it should be considered in addition to, but not as a substitute for, operating income, net income and other measures of financial performance reported in accordance with GAAP. EBITDA does not reflect cash available to fund cash requirements. Not all companies calculate EBITDA in the same manner and the measure as presented may not be comparable to similarly titled measures presented by other companies.

     The following table reconciles EBITDA (defined as earnings before interest, provision for income taxes, amortization, minority interests, gain on dilution of investment in subsidiary and discontinued operation) to net income (loss):

	Three months ended	Three months ended	Nine months ended	Nine months ended
	Dec. 31, 2002	Dec. 31, 2001	Dec. 31, 2002	Dec. 31, 2001

	(amounts in thousands)
EBITDA, as defined	$1,187	$(1,932)	$14,682	$2,530
Amortization	(1,215)	(1,205)	(3,918)	(3,190)
Interest	(2,288)	(2,282)	(7,503)	(7,119)
Minority interests	51	(135)	(580)	(555)
Gain on dilution of investment in subsidiary	—	—	—	2,186
Income taxes	13	2,720	(1,029)	3,896
(Loss from discontinued operation	—	(358)	—	(1,132)

Net income (loss)	$(2,252)	$(3,192)	$1,652	$(3,384)

Results of Operations

Three Months Ended December 31, 2002 Compared to Three Months Ended December 31, 2001

     Revenue for the three months ended December 31, 2002 of $61.9 million decreased $8.7 million or 12.3% compared to $70.6 million in the comparable period.

     Motion Pictures revenue of $43.6 million increased $14.1 million or 47.8% from $29.5 million in the prior year’s third quarter. Quarter-over-quarter theatrical revenue decreased $2.3 million to $3.2 million, video revenue increased $8.2 million to $24.7 million, television revenue increased $4.7 million to $6.1 million and international revenue increased $4.2 million to $9.3 million. The most significant theatrical releases in the quarter are Rules of Attraction and Secretary with theatrical revenue of $1.9 million and $0.8 million, respectively. Significant theatrical releases in the comparable quarter included The Wash and Les Boys (released in Quebec) with theatrical revenue of $3.0 million and $1.5 million, respectively. Significant video releases in the current quarter included Liberty Stands Still with video revenue of $2.1 million. Frailty and Monster’s Ball released on video in previous quarters earned video revenue this quarter of $2.8 million and $2.1 million, respectively. A majority of the television revenue in the current quarter relates to the licensing of Monster’s Ball to pay television. The most significant international releases in the current quarter were Rules of Attraction and Liberty Stands Still with international revenue of $2.1 million and $1.0 million, respectively.

     Television production revenue of $12.2 million decreased $18.8 million or 60.6% from $31.0 million in the prior year’s third quarter. Current quarter deliveries included: 2 one hour episodes of Dead Zone to UPN in the U.S., 5 one hour episodes of Tracker internationally and the television movies Cabin Pressure, Pilot’s Wife, Superfire and Attack on the Queen internationally. In the prior year’s third quarter deliveries included seven one-hour episodes of Mysterious Ways, six one-hour episodes of Tracker, two one-hour episodes of Iron Chef, a one-hour episode of Dead Zone, the television movie Attack on the Queen and the four hour mini-series Superfire. Termite Art contributed revenue of $4.5 million compared to $3.4 million in the prior year’s third quarter. In the current quarter Termite Art delivered 22.5 hours of programming, compared to 20.5 hours delivered in the prior year’s third quarter. Current quarter deliveries included: one hour of each of Amazing Baby Bloopers, What Were You Thinking, Amazing Animal Videos and Unsolved History.

     In Animation, CinéGroupe’s revenue of $4.9 million decreased $3.9 million or 44.3% from $8.8 million in the prior year’s third quarter. In the current quarter a total of 20.0 half-hours were delivered including Daft Planet and Strange Tales. In the prior year’s third quarter, 29.0 half-hours were delivered including Sagwa The Chinese Siamese Cat, What’s With Andy and Big Wolf on Campus.

     Studio Facilities revenue of $1.2 million increased $0.2 million or 20% from $1.0 million in the prior year’s third quarter due to an increase in rental rates. In the current quarter, stage and office occupancy levels averaged 76.0% and 73.0% respectively, compared to 99.0% and 94.0% respectively in the prior year’s third quarter. Occupancy rates decreased partially due to an increase in occupancy space from the building of a new sound stage.

     Direct operating expenses of $28.6 million for the three months ended December 31, 2002 were 46.2% of revenue, compared to direct operating expenses of $40.7 million, which were 57.6% of revenue in the comparable quarter. Direct operating expenses as a percentage of revenue decreased in the current quarter primarily due to the mix of titles included in the quarter. Higher margins on a one-hour special and rights license fees included in Television were offset by lower margins on Motion Picture titles.

     Distribution and marketing costs (also known as “P&A”) of $23.2 million for the three months ended December 31, 2002 increased $1.8 million or 8.4% compared to $21.4 million in the prior year’s third quarter. P&A increased quarter-over-quarter primarily due to advertising expenditure of $9.8 million on the theatrical release of Rules of Attraction.

     General and administration expenses of $8.9 million decreased $0.3 million or 3.3% compared to $9.2 million in the prior year’s third quarter.

     Amortization expense in the current quarter of $1.2 million remained consistent with the prior year’s third quarter.

     Interest expense in the current quarter of $2.3 million remained consistent with the prior year’s third quarter despite a reduction in total interest-bearing debt at the end of the current quarter and decrease in annual interest rates by approximately 1.2% quarter-over-quarter. This decrease was offset by an increase in amortization of bank financing charges and less capitalization of interest resulting from a decline in new production financed by the revolving credit facility.

     In the prior year’s third quarter a $0.8 million unusual loss was recorded on the acquisition of the remaining 50% of Eaton Entertainment, LLC.

     Our investment in CinemaNow, LLC (“CinemaNow”) was written down to $nil at March 31, 2002. The prior year’s third quarter equity interest in CinemaNow of $0.4 million represents 63% of the operating losses of CinemaNow for the three months ended December 31, 2001.

     Loss from discontinued operation in the current quarter of $nil compares to loss from discontinued operation in the comparable quarter of $0.4 million. The prior year’s third quarter loss from discontinued operation represents 100% of the operating loss of Mandalay Pictures, LLC (Mandalay) for the three months ended December, 2001 of $0.1 million, plus amortization of capitalized pre-operating period costs of $0.3 million. On November 8, 2002, the Company sold its investment in Mandalay.

     Our unaudited condensed consolidated financial statements have been prepared in accordance with Canadian GAAP. The material differences between the accounting policies used by us under Canadian GAAP and U.S. GAAP are disclosed in note 12 to the unaudited condensed consolidated financial statements. Under U.S. GAAP the net loss for the three months ended December 31, 2002 was $2.3 million. The net loss under U.S. GAAP is consistent with Canadian GAAP. The net loss under U.S. GAAP includes the net loss in Mandalay until November 8, 2002, the date of sale of the Company’s investment in Mandalay, offset by the add back of the amortization of pre-operating costs relating to our television one-hour series business, as described in notes 12(a), 12(b) and 12(c) respectively.

Nine Months Ended December 31, 2002 Compared to Nine Months Ended December 31, 2001

     Revenue for the nine months ended December 31, 2002 of $233.9 million increased $58.5 million or 33.4% compared to $175.4 million in the comparable period.

     Motion Pictures revenue of $163.3 million increased $72.0 million or 78.9% from $91.3 million in the prior period. Period-over-period theatrical revenue decreased $3.5 million to $13.0 million, video revenue increased $51.3 million to $108.5 million, television revenue increased $8.9 million to $14.5 million and international revenue increased $10.3 million to $21.6 million. The most significant theatrical release in the period was Frailty with theatrical revenue of $3.7 million. Monster’s Ball, which was released in fiscal 2002, earned additional theatrical revenue in the period of $2.8 million. Significant theatrical releases in the comparable period included O, The Wash and Amores Perros with theatrical revenue of $5.4 million, $3.0 million and $3.0 million, respectively. Significant video releases in the current period included: Frailty with video revenue of $12.6 million and Monster’s Ball with video revenue of $31.7 million. A majority of the television revenue in the current period relates to the licensing of Monster’s Ball to pay television and to a single library sale to a cable network for $1.8 million. The most significant international releases in the current period were Frailty, Rules of Attraction, Cube 2, and Monster’s Ball with international revenue of $4.1 million, $2.1 million, $2.6 million, and $2.2 million, respectively.

     Television production revenue of $42.2 million decreased $14.2 million or 25.2% from $56.4 million in the prior year’s period. Current period deliveries included: 13.0 one-hour episodes of Dead Zone, 29.0 one-hour episodes of Tracker, 13.0 one-hour episodes of No Boundaries and 8.0 hours of television movies. Prior year’s period deliveries included: 18 one-hour episodes of Mysterious Ways, two one-hour pilots of Dead Zone, the mini-series Superfire and 3.0 hours of television movies. Termite Art contributed revenue of $9.6 million compared to $9.8 million in the prior year’s period. In the current period Termite Art delivered 51.0 hours of programming, compared to 63.0 hours delivered in the prior year’s period.

     In Animation, CinéGroupe’s revenue of $24.5 million increased $1.1 million or 4.7% compared to $23.4 million in the prior year’s period. In the current period a total of 72.0 half-hours were delivered including: Daft Planet, Outer Dimension, Strange Tales and Three Pigs. In the prior year’s period, 76.5 half-hours were delivered including: What’s with Andy, Big Wolf on Campus, Kids from Room 402 and Wounchpounch.

     Studio Facilities revenue of $4.0 million increased $0.9 million or 29.0% from $3.1 million in the prior year’s period due primarily to revenues earned from our subleased stages and ancillary operations and to an increase in rental rates. In the current period, stage and office occupancy levels averaged 83.0% and 80.0% respectively, compared to 98.0% and 93.0% respectively in the prior year’s period. Occupancy rates decreased partially due to an increase in occupancy space from the building of a new sound stage.

     Direct operating expenses of $117.9 million for the nine months ended December 31, 2002 were 50.4% of revenue, compared to direct operating expenses of $97.7 million, which were 55.7% of revenue in the comparable period. Direct operating expenses as a percentage of revenue decreased primarily due to higher margin titles such as Monster’s Ball and State Property and a one-hour special and rights license fees included in Television and provisions in Animation and Television taken in the prior year’s period. These favorable variances were offset by lower margin titles and the loss recognized on the delivery of Tracker.

     Distribution and marketing costs of $77.6 million for the nine months ended December 31, 2002 increased $29.7 million or 62.0% compared to $47.9 million in the prior year’s period. P&A increased period-over-period primarily due to larger expenditure on theatrical releases of Rules of Attraction and Frailty and to an increase in marketing and duplication costs related to the increase in video revenues generated during the period, primarily due to the release of Monster’s Ball.

     General and administration expenses of $24.2 million decreased $0.7 million or 2.8% compared to $24.9 million in the prior year’s period.

     Amortization expense in the current period of $3.9 million increased $0.7 million or 21.9% from $3.2 million in the prior year’s period due to an increase in property and equipment amortization. Property and equipment amortization increased due to additional animation and post-production equipment purchases and newly-constructed soundstages in the prior fiscal year and to capitalized systems implementation costs that were amortized from June 2002.

     Interest expense in the current period of $7.5 million increased $0.4 million or 5.6% from $7.1 million in the prior year’s period. Interest expense increased compared to the prior year’s period due to a $2.2 million decrease in capitalized interest resulting from a decline in new production financed by the revolving credit facility in the current period and a $0.3 million increase in amortization of bank financing charges. These increases were partially offset by a reduction in total interest-bearing debt at the end of the period and a decrease in annual interest rates.

     In the prior year’s period, unusual losses of $1.2 million included a loss of $0.4 million related to the demolition of an existing structure to provide room to build a new sound stage at Lions Gate Studios and a loss of $0.8 million on the acquisition of the remaining 50% of Eaton Entertainment, LLC.

     The $0.5 million equity interest in Christal Films Distribution Inc. (“Christal”) consists of 75% of the net income of Christal for the nine months ended December 31, 2002. Our investment in CinemaNow was written down to $nil at March 31, 2002. The prior year’s period equity interest in CinemaNow of $1.1 million represents 63% of the operating losses of CinemaNow for the nine months ended December 31, 2001.

     Loss from discontinued operation in the current period of $nil compares to loss from discontinued operation in the comparable period of $1.1 million. The prior year’s period loss from discontinued operation represents 100% of the operating loss of Mandalay for the nine months ended December 31, 2001 of $0.2 million, plus of amortization of capitalized pre-operating period costs of $0.9 million. On November 8, 2002, the Company sold its investment in Mandalay.

     Our unaudited condensed consolidated financial statements have been prepared in accordance with Canadian GAAP. The material differences between the accounting policies used by us under Canadian GAAP and U.S. GAAP are disclosed in note 12 to the unaudited condensed consolidated financial statements. Under U.S. GAAP the net loss for the nine months ended December 31, 2002 was $0.8 million. The net income under U.S. GAAP is less than under Canadian GAAP due primarily to inclusion of the net loss in Mandalay until November 8, 2002 the date of sale of the Company’s investment in Mandalay. This is partially offset by the add back of the amortization of pre-operating costs relating to our television one-hour series business, as described in notes 12(a), 12(b) and 12(c) respectively.

Liquidity and Capital Resources

     Cash flows from operating activities in the nine months ended December 31, 2002 were $3.7 million compared to cash flows used in operating activities of $57.1 million in the comparable period due primarily to improved operating results, a decrease in accounts receivable, an increase in accruals and a decrease in investment in films and television programs in the current period as a result of less production and acquisition activity in the current period. Cash flows used in financing activities in the nine months ended December 31, 2002 were $7.6 million compared to cash flows from financing activities of $54.3 million in the comparable period primarily due to the repayment of bank loans in the current period compared to the previous period where a significant component of production activity was financed through bank loans. This decrease was offset by an increase in production loans during the period used to finance production activity. Cash flows from investing activities in the nine months ended December 31, 2002 were $4.7 million compared to cash flows from investing activities of $5.3 million in the comparable period. In the prior year’s period $9.2 million of equity financing from a third party for shares in CineGroupe was received. In the current period $2.5 million was received from Mandalay as distributions under a prior agreement and $4.2 million was received as proceeds from the sale of the Company’s investment in Mandalay. Cash flows used for the purchase of property and equipment decreased in the current period compared to the previous period where animation and post production equipment was purchased.

     Our liquidity and capital resources were provided during the nine months ended December 31, 2002 principally through cash generated from operations and the $200 million “borrowing base” revolving credit facility with J.P. Morgan Securities. The credit facility is limited by our borrowing base, which includes certain accounts receivable, and “library” credits. Management projects that the difference between the borrowing base and the amount borrowed over the next quarter will be positive resulting in excess borrowing capacity. At December 31, 2002, the borrowing base assets totaled $156.6 million and we had drawn $127.2 million of our $200.0 million revolving operating credit facility.

     Provision for doubtful accounts of $6.9 million at December 31, 2002 decreased $3.9 million from $10.8 million at March 31, 2002 primarily due to net write offs of $2.8 million of video accounts receivable and $1.4 million of international, non-theatrical and other accounts receivable against the provision and the collection of a $0.7 million receivable provided for at March 31, 2002. This was offset by an increase in the provision for all other receivables during the period of $1.1 million.

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

     Our 5.25% convertible, non-voting redeemable Series A preferred shares are entitled to cumulative dividends, as and when declared by the Board of Directors, payable semi-annually on the last day of March and September of each year. We have the option of paying such dividends either in cash or additional preferred shares. We do not pay and do not intend to pay, and are restricted from paying by our revolving credit facility, dividends on common shares. Considering our business strategy and investment opportunities, we believe it to be in the best interest of shareholders to invest all available cash in the expansion of our business.

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

Interest Rate and Currency Risk Management

     Additionally, as part of our overall risk management program, we evaluate and manage our exposure to changes in interest rates and currency exchange risks on an ongoing basis. In the current period we entered into foreign exchange contracts to hedge future production expenses denominated in Canadian dollars. In July 2002, the Company entered into a $100.0 million interest rate swap at an interest rate of 3.08%, commencing January 2003 and ending September 2005. The swap is in effect as long as three-month LIBOR is less than 5.0%. Other hedges and derivative financial instruments may be used in the future, within guidelines approved or to be approved by the Board of Directors for counterparty exposure, limits and hedging practices, in order to manage our interest rate and currency exposure. We have no intention or entering into financial derivative contracts, other than to hedge a specific financial risk.

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

     Debt. We are exposed to cash flow risk due to changes in market interest rates related to our outstanding debt. For example, our credit facilities and some of our long-term debt bears interest on borrowings outstanding at various time intervals and at market rates based on either the Canadian prime rate or the U.S. prime rate, plus a margin ranging from -0.34% to 4.0%. Our principal risk with respect to our long-term debt is interest rate risk, to the extent not mitigated by interest rate swap and foreign exchange contracts.

     The table below presents principal debt repayments and related weighted average interest rates for our credit facilities and long-term debt obligations at December 31, 2002 by expected maturity date.

	Expected Maturity Date
	Year Ending March 31,

	2003	2004	2005	2006	2007

	(amounts in thousands)
Bank Loans:
Variable (1)	$—	$—	$—	$127,094	$—
Variable (2)	2,963	998	—	—	—
Long-term Debt:
Fixed (3)	—	20,530	—	1,503	—
Fixed (4)	—	19,839	—	6,255	—
Fixed (5)	296	1,230	581	—	—
Variable (6)	4,362	14,217	529	—	—
Variable (7)	—	6,987	—	—	—

	$7,621	$63,801	$1,110	$134,852	$—

(1)	Revolving credit facilities, which expire September 25, 2005. Average variable interest rate on principal of $14,010 equal to Canadian prime plus 0.9% and average variable interest rate on principal of $113,084 equal to U.S. prime minus 0.05%.

(2)	Demand loans at Canadian prime plus 0%-4% and line of credit due July 31, 2003 at Canadian prime plus 1%.

(3)	Average fixed interest rate equal to 6.44%.

(4)	Non interest-bearing.

(5)	Average fixed interest rate equal to 10.8%.

(6)	Majority consists of production loans secured by accounts receivable. Average variable interest rate on production loans equal to Canadian prime plus 1.58%.

(7)	Production loans with an average variable interest rate equal to US prime plus 0.31%.

     Commitments. The table below presents future commitments under contractual obligations and commercial commitments at December 31, 2002 by expected maturity date.

	Expected Maturity Date
	Year Ending March 31,

	2003	2004	2005	2006	2007

	(amounts in thousands)
Operating leases	$662	$2,367	$2,064	$1,375	$1,006
Employment contracts	2,856	6,735	1,643	370	—
Unconditional purchase obligations	5,984	12,039	—	—	—
Distribution and marketing commitments	3,500	13,200	—	—	—
Corporate guarantee	321	—	—	—	—

	$13,323	$34,341	$3,707	$1,745	$1,006

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

     We have entered into foreign exchange contracts to hedge future production expenses denominated in Canadian dollars. Gains and losses on the foreign exchange contracts are capitalized and recorded as production costs when the gains and losses are realized. At December 31, 2002, we had contracts to sell US$2.3 million in exchange for Cdn$3.7 million over a period of six weeks at a weighted average exchange rate of 1.5775.

     We do not require collateral or other security to support any of these contracts. Net unrecognized gains as at December 31, 2002 amounted to $0.1 million.

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures. The term “disclosure controls and procedures” is defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934 (the “Exchange Act”). These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of a date within 90 days before the filing of this quarterly report (the “Evaluation Date”), and they have concluded that, as of the Evaluation Date, such controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

(b)	Changes in internal controls. We maintain a system of internal accounting controls that are designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are followed. For the quarter ended December 31, 2002, there were no significant changes to our internal controls or in other factors that could significantly affect our internal controls.

PART II

Item 6. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)	Exhibits filed for Lions Gate through the filing of this Form 10-Q.

Exhibit
Number	Description of Documents

3.1(1)	Articles of Incorporation
3.2(2)	Amendment to Articles of Incorporation to Provide Terms of the Series A Preferred Shares dated as of December 20, 1999
3.3(3)	Amendment to Articles of Incorporation to Provide Terms of the Series B Preferred Shares dated as of September 26, 2000
3.4(4)	Amendment to Articles of Incorporation to change the size of the Board of Directors dated as of September 12, 2001
4.1(1)	Trust Indenture between the Company and CIBC Mellon Trust Company dated as of April 15, 1998
4.2(2)	Warrant Indenture between the Company and CIBC Mellon Trust Company dated as of December 30, 1999

(1)	Incorporated by reference to the Company’s Annual Report on Form 20-F for the fiscal year ended March 31, 1998 (File No. 000-27730).

(2)	Incorporated by reference to the Company’s Annual Report on Form 20-F for the fiscal year ended March 31, 2000 (File No. 000-27730).

(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2001 (File No. 1-14880).

(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2001 (File No. 1-14880).

(b)	Reports on Form 8-K

     None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIONS GATE ENTERTAINMENT CORP.

DATE: February 14, 2003	By: /s/James Keegan James Keegan Chief Financial Officer (Principal Financial Officer and duly authorized signatory)

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

Date: February 14, 2003	/s/ Jon Feltheimer Jon Feltheimer Chief Executive Officer

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

Date: February 14, 2003	/s/ James Keegan James Keegan Chief Financial Officer