Form 10-K
period 2003-03-31
LIONS GATE ENTERTAINMENT CORP /CN/
filed 2003-06-30
CIK 929351

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual report pursuant to section 13 or 15(d)
of the Securities and Exchange Act of 1934

For the fiscal year ended March 31, 2003

or

☐ Transition report pursuant to section 13 or 15(d)
of the Securities and Exchange Act of 1934

For the transition period from                      to

Commission File No. 1-14880

LIONS GATE ENTERTAINMENT CORP.

(Exact name of registrant as specified in its charter)

British Columbia, Canada (State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 3123, Three Bentall Centre 595 Burrard Street Vancouver, British Columbia V7X 1J1 (604) 609-6100	4553 Glencoe Avenue, Suite 200 Marina del Rey, California 90292 (310) 314-2000

(Address of principal executive offices, zip code)
Registrant’s telephone number, including area code: (604) 609-6100

Securities registered pursuant to Section 12(b) of the Act

Title of class	Name of exchange on which registered

Common Stock, without par value	Toronto Stock Exchange American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑.

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 30, 2002 (the last business day of the Company’s most recently completed second fiscal quarter) was approximately $52,461,010.

     As of June 13, 2003, 59,408,455 shares of the registrant’s no par value common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A and relating to its 2003 annual meeting of shareholders are incorporated by reference into Part III.

ii

FORWARD LOOKING STATEMENTS

     All statements, other than statements of historical fact, contained within this report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases you can identify forward-looking statements by terms such as “may,” “intend,” “will,” “should,” “could,” “would,” “expect,” “believe,” “estimate,” “expect,” “plan” or the negative of these terms, and similar expressions intended to identify forward-looking statements.

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

     Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, those described in “Risk Factors” found elsewhere in this report.

iii

PART I

ITEM 1. BUSINESS.

Overview

     Lions Gate Entertainment Corp. (“Lions Gate”, “Company”, “we”, “us” or “our”) is an integrated North American entertainment company. We are an independent producer and distributor of film and television entertainment content. We release approximately 15 motion pictures theatrically per year. Our theatrical releases include films we produce in-house and films we acquire from third parties. We also have produced over 150 hours of television programming on average each of the last four years. Our disciplined approach to production, acquisition and distribution is designed to maximize our profit by balancing our financial risks against the probability of commercial success of each project. We distribute our library of approximately 2,000 motion picture and television program titles directly to retailers, video rental stores, pay and free television channels and indirectly to international markets through third parties. We also own a majority interest in CinemaNow, a development stage internet video-on-demand provider, and own and operate a film and television production studio.

     The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on the Company’s website at www.lionsgatefilms.com and in the future, as soon as reasonably practicable after the reports are filed with or furnished to the Securities and Exchange Commission.

Our Industry

     Motion Pictures

     General. According to the Motion Picture Association of America, or MPAA, overall domestic box office revenue increased 13.2% to $9.5 billion in 2002. The domestic motion picture exhibition industry has historically maintained steady growth in revenues and attendance. The MPAA reports that total domestic box office revenues grew at a compound annual growth rate of 8.3% from 1996 to 2002, and annual attendance grew from 1.3 billion to over 1.6 billion over the same period.

     Competition. Major studios have historically dominated the motion picture industry. The term major studios is generally regarded in the entertainment industry to mean: Universal Pictures, which includes Focus Features; Warner Bros., which includes New Line Cinema, Castle Rock Entertainment and Fine Line Features; Twentieth Century Fox, which includes Searchlight Pictures; Sony Pictures Entertainment, which includes Columbia Pictures, TriStar Pictures, Screen Gems Pictures and Sony Classics; Paramount Pictures, which includes Paramount Classics; The Walt Disney Company, which includes Buena Vista, Hollywood Pictures, Touchstone and Miramax Film Corp.; and MGM, which includes Metro Goldwyn Mayer Pictures and United Artists Pictures. Competitors less diversified than the major studios include Dreamworks SKG, Alliance Atlantis, Artisan Entertainment and IFC Entertainment.

     According to the MPAA, the average cost to produce and distribute a major studio film in 2002 was $89.4 million, including $58.8 million of production costs and $30.6 million of distribution and marketing expenses (sometimes called “P&A”). In comparison, films released by independent studios typically cost less than $40.0 million to produce and market. Despite the limited resources available to independent studios, independent films have gained wider market approval and increased share of overall box office receipts in recent years. Recent successful independent films such as Monster’s Ball, The Blair

Witch Project and My Big Fat Greek Wedding highlight moviegoers’ willingness to support high quality motion pictures despite limited marketing and production budgets.

     In recent years, independent films have gained wider market approval and increased shares of overall box office receipts. According to the MPAA, between 1999 and 2002, box office receipts for independent films have grown at a compound rate of 8.7% to approximately $2.4 billion, representing 25% of total box office receipts.

     Product Life Cycle. Successful motion pictures may continue to play in theaters for up to six months or longer following their initial release. Concurrent with their release in the United States, motion pictures are generally released in Canada and may also be released in one or more other foreign markets. After the initial theatrical release, distributors seek to maximize revenues by releasing movies in sequential release date windows, which are generally exclusive against other non-theatrical distribution channels:

Typical Film Release Windows

	Months After	Approximate
Release Period	Initial Release	Release Period

Theatrical	—	0-3 months
Home video/DVD	4-6 months	1-3 months
Pay-per-transaction (Pay per-view and Video-on-demand)	6-9 months	3 months
Pay television	10-29 months	12-21 months
Network or basic cable	30-36 months	18-36 months
Syndication	48-70 months	3-15 years
Licensing and merchandising	Concurrent	Ongoing
All international releasing	Concurrent	Ongoing

     Home Video

     In its July 2002 Communications Industry Forecast, Veronis Suhler Stevenson, or VSS, a media merchant bank, estimated the size of the U.S. Home Video market to be $24.9 billion in 2002. According to VSS, from 1996 to 2001, this market grew at a compound annual growth rate of 5.8% and was projected to grow 10% in 2002. Growth in this sector has been supported by increased DVD penetration that reached 36.4% in 2002, up from 23.6% in 2001, according to the MPAA. Declining prices of DVD players, enhanced video and audio quality and special features such as deleted scenes, film commentaries and “behind the scenes” footage have helped increase the popularity of the DVD format, sparking increased home video rentals and sales in recent years.

     Television Programming

     According to VSS’s July 2002 Communications Industry Forecast, spending on filmed entertainment for television in the U.S. was projected to reach $22.1 billion in 2002, which would represent a 4.4% increase from 2001. VSS reported that from 1996 to 2001, spending on filmed entertainment for television grew at a compound rate of 7.2%, driven by increased spending by cable and satellite networks. Increased capacity for channels on upgraded digital cable systems and satellite television has precipitated the launch of numerous new networks seeking programming to compete with traditional broadcast networks.

     International Markets

     Worldwide demand for North American filmed content has increased in recent years. According to the MPAA, international box office receipts in 2002 were a record $9.6 billion, a 20% increase from

2001. The ability to pre-sell international distribution rights for films produced by independent studios has played a key role in helping these studios finance the production of motion pictures.

The Company

     Competitive Strengths

     To achieve our goal of being a leading independent producer and distributor of film and television entertainment content, we will continue to exploit our competitive advantages, which we believe include:

•     Our reputation for producing and distributing critically acclaimed content. Based on the success of such films as Monster’s Ball, Frailty, American Psycho, O and Lovely and Amazing, we have established a reputation in the filmed entertainment industry for producing and distributing critically acclaimed content. Our four Academy Awards in the last five years are a testament to the quality films we produce, acquire and distribute. We believe our reputation and ability to produce and distribute critically acclaimed content has made us an attractive outlet for acquiring and distributing third party film productions. We believe this reputation also attracts leading actors, directors and other talent, as well as stimulating ideas, storylines and scripts, which provide the ingredients for success in our productions.

•     Our disciplined approach to production, acquisition and distribution of filmed and television entertainment content. We seek to minimize the financial risks often associated with film production, acquisition and distribution by negotiating co-production agreements, pre-selling international distribution rights, capitalizing on government subsidies and tax credits, structuring efficient production schedules and crafting agreements with top talent attracted to the films we develop and produce. In addition, we often attempt to minimize our financial exposure by structuring deals with talent that provide for their participation in the financial success of the motion picture in exchange for reduced up-front payments. Although the steps that we take to manage these risks may, in some cases, limit the potential revenues of a particular project, we believe that our approach to the motion picture business creates operating and financial stability for us.

•     Our library of film and television content which provides us with substantial recurring revenues. Our film and television content library, which includes approximately 2,000 motion picture and television program titles, provides us with substantial recurring revenues. Because of our success in marketing our home video library, other sources of content, including ABC (Stephen King’s Rose Red), CBS (Jesus), NBC (Saturday Night Live and Will and Grace) and Sports Illustrated (Sports Illustrated Swimsuit 2002 Home Video), have selected us to distribute their content to the home entertainment marketplace. As of March 31, 2003 our investment in film and television programming was $206.3 million, of which investment in theatrical films at that date was $151.8 million and investment in non-theatrical films and direct-to-television was $54.5 million. Library revenue included in motion picture revenue for fiscal 2003 was $43.1 million and for fiscal 2002 was $36.5 million. Library revenue is defined as revenue earned after the first cycle of sales which generally includes theatrical revenue, the first six months of video sales, the first pay television contract and the minimum guarantees from the first international sales.

• Our pursuit of acquisitions to enhance our competitive position. We have demonstrated a willingness and ability to use our financial resources to acquire companies, content libraries and individual films that we believe present opportunities to enhance our competitive position and generate significant financial returns. We have made or entered into, and will continue to pursue, various acquisitions, business combinations and joint ventures intended to complement or expand our business. We from time to time actively engage in discussions and activities with respect to possible acquisitions, however, we have no present agreements or understandings to enter into any such material transaction.

Certain of our acquisitions may be significant and may involve the incurrence or assumption of debt and the issuance of common or preferred equity. Given that discussions or activities relating to possible acquisitions range from private negotiations to participation in open bid processes, the timing of any such acquisition is uncertain.

Recent Developments

     In June 2003, pursuant to a public offering, we sold 16,201,056 common shares at $2.05 to the public. Pursuant to a registration rights agreement, Mark Amin, our Vice Chairman, also sold 960,844 common shares.

     Of the $30.2 estimated net proceeds, after deducting estimated underwriting discounts and commissions and estimated offering expenses payable by us, we used $18.09 million to repurchase 4,028 shares of our Series A Preferred from SBS Broadcasting S.A. and 4,012 shares of our Series A Preferred from Telmunchen Femseh GmbH & Co. We used the remaining net proceeds for repayment of indebtedness.

     On May 14, 2003, ENT Holding Corporation, controlled by Tom Gores, purchased 2.5 million of our common shares at $2.20 per share from Frank Giustra, our founder. Mr. Giustra resigned as Chairman of our Board to devote full-time attention to his role as head of Vancouver-based mining consulting firm Endeavour Financial. Mr. Giustra remains a director and officer of several of our subsidiaries and the trustee of the trust that holds the shares of Lions Gate Television Corp. Mr. Giustra also continues to beneficially own or retain voting control over 757,401 of our common shares or options exercisable for our common shares.

     André Link, who has served as our President since April 2000, has succeeded Mr. Giustra as Chairman of our Board. Mr. Link was the founder of Lions Gate Films Corp., formerly Cinepix Film Properties Inc. Harald Ludwig, who has served on our Board since our inception, has been named Vice Chairman and Director.

     With Mr. Giustra’s departure, the recent death of Woody Knight, and the recent resignations of Joe Houssain and Doug Holtby, four of our Board of Directors seats required replacement. The four new directors are: Gary Newton, a senior executive in Montreal with Platinum Equity, a Los Angeles-based global investment and acquisition company and affiliate of ENT Holding Corporation; Mitchell Wolfe, an entertainment lawyer with the Canadian law firm of Beard Winter; David Doerksen, a Vancouver- and Saskatchewan-based producer; and Jeff Sagansky, our Series A Preferred shareholders’ nominee and a senior executive formerly with Sony, CBS and Paxson Communications, who replaces Mr. Knight.

     Production

     Motion Pictures. We primarily produce English language motion pictures with production budgets of $20 million or less. Films intended for theatrical release are generally budgeted between $5 million and $20 million, and those films intended for release directly to video or cable television are generally budgeted between $1 million and $5 million. We take a disciplined approach to film production with the goal of producing content that we can distribute to theatrical and ancillary markets, which include home video and pay and free television, both domestically and internationally. In fiscal 2002, we completed principal photography on seven productions and delivered 11 motion pictures. In fiscal 2003, we produced seven motion pictures, including the following:

•	Confidence — starring Ed Burns, Dustin Hoffman, Andy Garcia and Rachel Weisz;

•	Godsend — starring Robert DeNiro, Greg Kinnear and Rebecca Romijn-Stamos;

•	Wonderland — starring Val Kilmer, Lisa Kudrow, Dylan McDermott, Josh Lucas and Kate Bosworth;

•	Shattered Glass — starring Hayden Christensen; and

•	The Game — an urban reality motion picture starring Roc-A-Fella Records artists, including Beanie Sigel and Jay-Z.

     Our current strategic plan is to produce approximately eight motion pictures annually. We have the following motion pictures slated for production in fiscal 2004, (some of which we anticipate will be released in fiscal 2004, others we anticipate will be released at a later date):

•	Cube O — the prequel to the successful independent sci-fi thriller Cube;

•	The Cookout — an urban comedy starring Queen Latifah;

•	The Photograph — an action thriller being produced by Brett Ratner; and

•	Final Cut — a futuristic drama starring Robin Williams, Mira Sorvino and James Caviezel.

     We also recently announced an agreement to produce the sequel to House of 1000 Corpses.

     In fiscal 2003, Christal Films Productions, our French language film production unit, produced L’Espérance a.k.a Le Secret des Grands Cours D’eau, a Canadian production produced with the financial assistance of Telefilm Canada, Sodec, Super Écran and the CFT Production Fund. In fiscal 2004, Christal will (minority) coproduce a Canadian feature called Le Dernier Tunnel with Bloom Films (1998) Inc., fully produce a Canadian feature called Maman, last call and a 26-episode non fiction small budget television series called L’école des Fans.

     Our production team has developed a track record for producing modestly budgeted films with commercial potential. Our production division reviews hundreds of scripts, looking for material that will attract top talent. We then actively develop such scripts, working with the major talent agencies and producers to recruit talent that appeals to the film’s target audience. Recent successful examples of our process include Monster’s Ball, which earned Halle Berry an Oscar for best actress, Frailty starring Matthew McConaughey and Bill Paxton and American Psycho starring Christian Bale. We believe the commercial and critical success of these films should enhance our reputation and continue to give us access to top talent, scripts and projects. We also develop films in other niche markets, as evidenced by the recent successes of our urban films, including The Wash and State Property.

     The decision whether to “greenlight,” or proceed with production of, a film is a diligent process that involves numerous key executives of the company. Generally, the production division presents projects to a committee comprised of the heads of our production, distribution, home entertainment, international, legal and finance departments. In this process, scripts are discussed for both artistic merit and commercial viability. The committee considers the entire package, including the script, the talent that may be attached or pursued and the production division’s initial budget. They also discuss talent and story elements that could make the product more successful. Next, the heads of domestic and international distribution prepare estimates of projected revenues and the costs of marketing and distributing the film. Our finance and legal professionals review all of the projections, and the committee decides whether the picture is worth pursuing by balancing the risk of a production against its potential for financial success. We typically seek to mitigate the financial risk associated with film production by negotiating co-production agreements, pre-selling international distribution rights and capitalizing on government subsidies and tax credits. In addition, we often attempt to minimize our production exposure by structuring deals with talent that provide for them to participate in the financial success of the motion picture in exchange for reducing up-front payments.

     Television and Animation. Over the past four years, we have produced over 150 hours of television programming per year, including dramas, animated series, television movies, mini-series and reality and non-fiction programming through our in-house television production operations, including Termite Art Productions, and our interest in CinéGroupe Corporation.

     One-Hour Drama Series. In fiscal 2003 we delivered the second 13-episode season of The Dead Zone, which is broadcast on USA Network in the United States and CHUM Television in Canada and is distributed by Paramount International Television around the world. We received an order for another six episodes of this series, for a total of 32 episodes to date taking into account the first season. We recently announced an agreement to distribute our in-house production 1-800 Missing for broadcast on Lifetime Television, CHUM Television in Canada and distributed by Sony Television International Distribution internationally.

     Animated Series. CinéGroupe Corporation, in which we have an approximately 29% interest, develops and produces animated and live-action television series and television movies and motion picture product using 2-D and 3-D computer generated imagery and traditional ink and paint techniques. CinéGroupe Corporation has produced more than 800 half-hour animated and live-action episodes for television, including such series as Galidor: Defenders of the Outer Dimension, Sagwa, The Chinese Siamese Cat, What’s with Andy, Kids From Room 402, Pig City and Seriously Weird. CinéGroupe Corporation plans to expand production volume in response to heightened international demand for animated product and build its library using its state-of-the-art 3-D and technical equipment to its maximum capacity.

     Reality and Non-Fiction Programming. Termite Art Productions, a division of Lions Gate Television Inc., has created documentary and reality-based programs for such notable clients as the Discovery networks, Bravo, Court TV, MTV, VH1, A&E and The History Channel, as well as CBS, Fox and UPN. Over the last four years, Termite Art Productions has produced Unsolved History for the Discovery Channel, Celebrity Undercover for MTV, When Good Times Go Bad and Busted on the Job for Fox, Great Streets for PBS, Criss Angel-MindFreak! for ABC Family, Amazing Animal Videos for Animal Planet and Ripley’s Believe It or Not for Sony Television and TBS. In addition to distributing Termite Art Productions programs to domestic and international markets, we acquire third party productions for distribution.

     Television Movies. We are actively involved in the development, acquisition, production and distribution of television productions in the movie-of-the-week and mini-series formats. Production recently began in Québec on Student Predator (previously known as Inappropriate Behaviour), a movie-of-the-week to be produced by CinéGroupe Corporation and distributed worldwide by Lions Gate Television , contracted to be broadcast on Lifetime Television. In addition to the television movies already completed or nearing completion, we have approximately 20 hours of television movie programming in development with U.S. broadcasters and cable companies. We are in pre-production for the movie-of-the-week Lucky 7, for which we have entered into contracts with ABC Family for US Broadcast and Carleton America for international distribution.

     Distribution

     Domestic Theatrical Distribution. We distribute motion pictures directly to North American movie theatres. Over the last few years our releases have included the following in-house productions: Monster’s Ball, starring Halle Berry and Billy Bob Thornton; American Psycho, starring Christian Bale; Frailty, starring Matthew McConaughey and Bill Paxton; The Wash, starring Snoop Dogg and Dr. Dre; and Rules of Attraction, starring James Van der Beek and Jessica Biel. Films that we have acquired and distributed in this same time period include: Dogma, starring Ben Affleck, Matt Damon and Chris Rock; O, starring Julia Stiles and Mekhi Phifer; The Red Violin, starring Samuel L. Jackson; Shadow of the Vampire, starring Willem Dafoe and John Malkovich; Secretary, starring Maggie Gyllenhaal and James Spader; Lovely & Amazing, starring Brenda Blethyn and Emily Mortimer; Gods and Monsters, starring Brendan Fraser, Ian McKellan and Lynn Redgrave; and Affliction, starring Nick Nolte and Sissy Spacek. In the last five years, films we have distributed have earned eleven Academy Award nominations and won four Academy Awards and have been nominated for and won numerous Golden Globe, Screen Actors Guild and Independent Spirit Awards.

     Our strategy is to release approximately 15 titles per year in theaters, which includes both our productions and acquisitions. Our approach to acquiring films for theatrical release is similar to our approach to film production in that we seek to limit our financial exposure while adding films to our release schedule and our video library. The decision whether to acquire a motion picture for theatrical release entails a process involving key executives at the company, including those from the releasing, home entertainment and acquisitions departments. The team meets to discuss a film’s expected critical reaction, marketability, and potential for commercial success, as well as the cost to acquire the picture, the estimated prints and advertising (“P&A”) required to enable the film to reach its widest possible audience, and the ancillary market potential for the film after the theatrical release.

     We prepare our marketing campaign and release schedules to attract the widest possible audience, with P&A typically tailored to minimize financial exposure while maximizing revenue potential for our releases. We construct release schedules taking into account moviegoer attendance patterns and competition from other studios’ scheduled theatrical releases. We use either wide or limited initial releases depending on the film. We generally spend less than half on P&A for a given film than a major studio and design our marketing plan to cost-effectively reach the widest possible audience.

     Our fiscal 2004 theatrical release schedule features some of our most highly anticipated films, including (in anticipated order of release):

			Produced or	Release
Title	Summary	Principal Actors	Acquired	Date

House of 1000 Corpses	Four people lose their way, and most of them their lives, on a dark and stormy Halloween night.	Karen Black and Sheri Moon	Acquisition	04/11/03

Confidence	A veteran con man pulls the ultimate con over a local mob boss.	Edward Burns, Andy Garcia, Dustin Hoffman and Rachel Weisz	Production	04/25/03

Sweet 16	A young boy about to turn 16 tries to build a better life for his mother away from her abusive boyfriend.	Martin Compston	Acquisition	05/16/03

The Hard Word	Three brothers try to leave their life of crime behind them, but crooked cops and lawyers will not let them.	Rachel Griffiths and Guy Pearce	Acquisition	06/13/03

Mondays in the Sun	Five friends cope with the loss of their jobs when a local shipyard closes and moves their jobs to Korea.	Javier Bardem	Acquisition	07/25/03

Wonderland	Based on the true story of the infamous murders atop Wonderland Avenue in Los Angeles during the summer of 1981, allegedly involving adult film star John Holmes and gangster Eddie Nash.	Val Kilmer, Kate Bosworth, Josh Lucas, Lisa Kudrow, Eric Bogosian, Dylan McDermott, Tim Blake Nelson and Christina Applegate	Production	09/03

			Produced or	Release
Title	Summary	Principal Actors	Acquired	Date

Godsend	A thriller about human cloning.	Robert DeNiro, Greg Kinnear and Rebecca Romijn-Stamos	Production	Second half fiscal ‘04

Cabin Fever	Five friends encounter a flesh-eating virus in the woods while on summer vacation.	James De Bello, Jordan Ladd, Joey Kern, Rider Strong and Cerrina Vincent	Acquisition	09/03

Shattered Glass	Based on the Vanity Fair article about Stephen Glass, the associate editor of The New Republic, who, as it turns out, fabricated much of what he wrote.	Hayden Christensen, Peter Sarsgaard, Chloe Sevigny and Steve Zahn	Production	10/03

The Cooler	A casino cooler, an unlucky man used to cool off hot players at the tables, sees his luck change for the better when he falls in love.	Alec Baldwin, Maria Bello and William H. Macy	Acquisition	11/03

Girl with a Pearl Earring	Based on the best selling book by Tracey Chevalier, the story of the painter Vermeer and his muse.	Colin Firth, Scarlett Johansson and Tom Wilkinson	Acquisition	12/03

Dogville	A beautiful fugitive with a dangerous secret arrives in the isolated township of Dogville.	Nicole Kidman and Paul Bettany	Acquisition	03/04

     We may revise the release date of a motion picture as the production schedule changes or in such a manner as we believe is likely to maximize revenues. Additionally, there can be no assurance that any of the motion pictures scheduled for release will be completed, that completion will occur in accordance with the anticipated schedule or budget, or that the motion pictures will necessarily involve any of the creative talent listed above.

     We also distribute French language films in Quebec through Christal Films Distribution, in which we have an equity and voting interest. In fiscal 2003, Christal Films Distribution distributed the following motion pictures: La Mystérieuse Mlle C; Savage Messiah; the Oscar-nominated Winged Migration (in French); Mission Cléopâtre (Astérix et Obélix), the highest grossing foreign film in Quebec history. Upcoming releases include: Taxi 3, Les Tourtereaux, starring Gérard Depardieu and Jean Reno; L’Auberge Espagnole, La Fleur du Mal, Rires et Châtiments, Fanfan la Tulipe, Effroyables jardins, Nez Rouge, Yamakasi 2, L’Espérance and Les Égarés.

     International Distribution. We distribute our in-house productions and third party acquisitions to the international marketplace on a territory-by-territory basis through third parties. We license international rights for approximately 185 motion pictures, including in-house productions American Psycho, Confidence, Frailty and the Academy Award winning Monster’s Ball, which gained further momentum by winning the Silver Bear for Best Actress at the 2002 Berlin Film Festival. We also license the Academy Award nominated Amores Perros internationally, which won two major prizes at the 2000 Cannes Film Festival. In the past year, we have also sold our biggest slate of in-house productions to the international marketplace, including the soon to be released Godsend and Wonderland, to some of the world’s leading independent distributors. For these and other in-house productions, international sales are often pre-sold to cover a significant portion of the production budget. We have also sold three foreign language titles that were acquired for international distribution, including the Argentinean motion picture Nine Queens, to be remade by Steven Soderberg, and the Spanish film El Otro lado de la Cama. Lions Gate International closed sales for various international rights at the 2003 Cannes Film Festival, including, but not limited to, sales for our current in-house production Final Cut, starring Robin Williams, Mira Sorvino and James Caviezel and third party product, including The Prince and the Freshman (working title) starring Julia Stiles, which is being released domestically by Paramount, and Nine Queens, which was released domestically by Sony Pictures Classics.

     Home Video Distribution. We have two U.S. video distribution labels, Trimark Home Video and Studio Home Entertainment, both branded to consumers as Lions Gate Home Entertainment, which aim to exploit our filmed and television content library of approximately 2,000 motion picture and television program titles. We have established a strong track record for building on the awareness generated from our theatrical releases, including the recent video release of Rules of Attraction. Recent home video releases include in-house productions Monster’s Ball, The Wash, Frailty and State Property and acquired films O, Lantana and Lovely and Amazing.

     In addition to our approximately 15 theatrical releases each year, we also acquire approximately 80 titles annually for direct-to-video distribution, adding almost 100 films to our library each year. We also produce and acquire motion pictures that are not theatrically released, but have commercial potential in video and ancillary markets, including: The Badge, starring Billy Bob Thornton and Patricia Arquette; Wise Girls, starring Mira Sorvino and Mariah Carey; and the sequels to the Cube and Reanimator franchises. We are also able to distribute successful television product on video, including the Saturday Night Live product and the first season of the hit comedy series Will and Grace, both from NBC. We recently reacquired the home entertainment distribution rights to several films we produced, including Academy Award winners and nominees Gods and Monsters starring Brendan Fraser and Ian McKellan, Affliction starring Nick Nolte and Sissy Spacek, Shadow of the Vampire starring Willem Dafoe and John Malkovich and The Red Violin starring Samuel L. Jackson.

     We directly distribute to the rental market through Blockbuster, Inc., Hollywood Entertainment Corporation, Movie Gallery, Inc. and Rentrak Corporation. We also distribute or sell directly to mass merchandisers, such as Costco Wholesale Corporation, Target Corporation, Best Buy Co. Inc., and others who buy large volumes of our videos and DVDs to sell directly to consumers.

     Pay and Free Television Distribution. We have more than 250 titles in active distribution in the domestic cable, free and pay television markets. We sell our library titles and new product to cable channels, including ABC Family, HBO, Starz, Showtime, Sci-Fi, IFC and USA. We also entered into an arrangement with Warner Home Entertainment for pay-per-view and video-on-demand distribution of Lions Gate Home Entertainment product, as well as into a movie syndication deal with New Line Television.

     Canadian Distribution. In Canada, we operate a full service theatrical, video/DVD and television distribution business in partnership with TVA Films, Inc. We and TVA Films each own 50% of JV Media Inc., a joint venture established to service each other’s motion picture and television product through all distribution media. JV Media has recently released the best-selling, critically-acclaimed French horror film Brotherhood of the Wolf in the home video market. JV Media has also slated such releases as our in-house production Confidence, starring Dustin Hoffman, and Cabin Fever, directed by Eli Roth. On video/ DVD, JV Media recently released our in-house production Rules of Attraction, which achieved top five-bestseller designation at many of Canada’s top video/DVD retailers. JV Media also recently completed a number of movie packages with Canada’s pay television networks and secured broadcast licenses for our titles such as Monster’s Ball, O and Frailty.

     Video-on-Demand. We own 55.0% of CinemaNow, a development stage company that distributes feature films on demand via the internet. CinemaNow streams and downloads over 1,000 motion pictures, delivering over 2.5 million streams to over 1.2 million users per month, using the Windows Media Player as its viewing platform. CinemaNow’s fee based, on demand selections are securely streamed using Microsoft’s Digital Rights Management. CinemaNow controls internet distribution rights to approximately 3,000 motion pictures from over 100 licensors, including distribution licenses with Fox, Warner Bros., MGM, Lions Gate, Tai Seng Video Marketing and Salvation motion picture libraries. CinemaNow makes select movies available through syndication partners including WindowsMedia.com, Netbroadcaster.com and numerous international distribution partnerships. CinemaNow also licenses its proprietary PatchBay™ technology, which is a suite of software capable of managing an online content distribution website, licensed by entities such as NHL.com. CinemaNow has completed three rounds of financing with investors including Microsoft, Blockbuster and Kipco.

     Studio Facilities

     We own and operate Lions Gate Studios, a state-of-the-art film and television production studio occupying nearly 14 acres in North Vancouver, British Columbia.

     Motion picture and television production continues to be attracted to Canada, attributed to numerous factors, including: i) close professional contacts between Canadian and U.S. studios, independent producers, distributors and buyers resulting from Canada’s geographic proximity to the United States; ii) lower production costs in Canada than in the U.S. and other countries due, in part, to lower guild and union minimums; iii) the favorable exchange rate of the Canadian dollar; iv) government tax incentives; v) the availability of location assistance to motion picture and television producers offered by many Canadian cities and several provinces; vi) a large number of highly trained and professional crews, technicians and production personnel; vii) flexible trade unions that insist upon less onerous requirements than their U.S. counterparts; and viii) Canada’s wide-ranging topography that makes Canada ideally suited for location shooting.

     Our studio’s annual occupancy has averaged above 90% over the last five years. Current studio productions include Miramax’s motion picture Scary Movie 3, Warner Bros.’ motion picture Scooby Doo 2, Warner Bros.’ television movie The Goodbye Girl, Fox Television’s series Tru Calling and USA Cable’s mini-series Battlestar Galactica. Also, Lions Gate Films’ motion picture Final Cut, is based at our studio.

     We expect to have continued high occupancy rates for both our studios and offices for the next year and have entered into an additional operating lease with Eagle Creek Studios in Burnaby, British Columbia. Eagle Creek Studios is occupied by Warner Bros. and has two 17,000 square foot sound stages with accompanying office space. The addition of Eagle Creek Studios increases Lions Gate Studios’ sound stage inventory to ten. We have also entered into a revenue sharing equipment supply contract with William F. White Limited for equipment on the stages.

Intellectual Property

     We are currently using the trademarks “TRIMARK HOME VIDEO” in connection with our domestic home video distribution, “LIONS GATE FILMS” and “TRIMARK PICTURES” in connection with films distributed domestically and licensed internationally and “LIONS GATE TELEVISION” and “TRIMARK TELEVISION” in connection with licenses to free, pay and cable television. The trademarks “LIONS GATE ENTERTAINMENT”, “LIONS GATE PICTURES” and “TRIMARK PICTURES” have been registered with the Commissioner of Patents and Trademarks in the United States. Additionally we have registered the trademark “TRIMARK ULTRA SPORTS” which is used in connection with our extreme sports video releases. We regard our trademarks as valuable assets and believe that our trademarks are an important factor in marketing our products.

     Copyright protection is a serious problem in the videocassette and DVD distribution industry because of the ease with which cassettes and DVDs may be duplicated. In the past, certain countries permitted video pirating to such an extent that we did not consider these markets viable for distribution. Our management believes the problem to be less critical at the present time. We and other video distributors have initiated legal actions to enforce copyright protection when necessary.

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

Employees

     As of June 9, 2003 we had approximately 300 full-time and 26 part-time regular employees in our worldwide operations and CinéGroupe Corporation has a further 307 full-time regular employees. We also hire additional employees on a picture-by-picture basis in connection with the production of our motion pictures and television programming. We believe that our employee and labour relations are good.

     None of our full-time employees are members of unions.

Government Incentives and Regulation

     Regulation by the CRTC. The Canadian Radio-television and Telecommunications Commission, or CRTC, has jurisdiction over all Canadian broadcasting and telecommunications companies. The CRTC has and continues to license and regulate broadcasting undertakings, including conventional (i.e., over-the-air television stations), specialty and pay television services, pursuant to the Broadcasting Act (Canada) and the applicable regulations made thereunder, the policies and decisions of the CRTC as issued from time to time and the conditions and expectations established in the broadcasting license for each undertaking.

     Canadian pay and specialty television channels have experienced rapid growth since the CRTC first issued licenses for these types of broadcasting undertakings in 1982. Specialty and pay television services are available to all subscribers of broadcasting distribution undertakings including cable and DTH companies. Subscriptions generally are through packages of special interest, news, sports, arts and entertainment programming. As of September 2002, there were over 50 Canadian specialty services and 13 Canadian pay-TV services available to Canadian subscribers. Moreover, in September 2001, an additional 47 new digital-only specialty channels were launched to subscribers of digital cable television services and to all DTH subscribers.

     Under the Broadcasting Act (Canada), the CRTC is responsible for regulating and supervising all aspects of the Canadian broadcasting system with a view to ensuring compliance with certain broadcasting policy objectives of the Broadcasting Act (Canada). For example, the Broadcasting Act (Canada) empowers the CRTC to issue licenses for terms of up to seven years to carry on a television programming undertaking (i.e., a conventional, specialty or pay television service) to entities eligible by virtue of their status as Canadian-owned and controlled under applicable foreign ownership and control directives issued under the legislation. In addition, the CRTC also imposes restrictions on the transfer of ownership and control of all licensed broadcasting undertakings, including television programming services.

     CRTC requirements provide that each Canadian broadcaster, including all conventional, specialty, pay and pay-per-view television services, must typically, as a condition of their CRTC issued broadcasting license, broadcast significant minimum amounts of Canadian content programming on their overall schedule and in prime time. Over-the-air private broadcasters must broadcast Canadian programs for a minimum of 60% of their entire schedule and 50% of their schedule between 6 p.m. and midnight. In addition, since September 2000, conventional broadcasters that are of the class of a “large multi-station ownership group” (including CTV, Global and TVA) must broadcast an average of at least eight hours per week of “priority Canadian programs” (as defined by the CRTC) during “peak hours” of 7:00 p.m. to 11:00 p.m.

     The CRTC enforces compliance with these requirements, and failure to comply can result in fines, shorter-term license renewals or revocation of a broadcaster’s license. The CRTC may also amend the terms and conditions governing such licenses at the time of renewal or in the final two years of a seven-year term, or earlier at the licensee’s request.

     Government Financial Support. Telefilm Canada, a government agency, provides financial assistance in the form of equity investments, interest free and low interest loans, and development and interim financing. Canadian motion picture and television productions that have significant Canadian creative, artistic and technical content and that meet certain published criteria qualify for such financial assistance. Telefilm Canada’s provincial counterparts in Quebec, Ontario, Manitoba, Saskatchewan, British Columbia, New Brunswick and Nova Scotia also provide financial support to qualifying Canadian content productions. In 1996, the Canadian federal government established the Canada Television and Cable Production Fund (now operating as the CTF), a government-cable industry partnership that combined the former Cable Production Fund, Telefilm Canada’s Canadian Broadcast Program Development Fund and a $100 million contribution from the Department of Canadian Heritage to form the television funding initiative. In its 2003 budget, the federal government announced that the amount provided by the Department of Canadian Heritage would be reduced to $75 million a year for 2003 and 2004, for a total of $150 million in the two-year period. Subsequently, in June 2003, the government announced that the contribution to the CTF provided through the Department of Canadian Heritage would be $87.5 million for 2003, an increase of $12.5 million over the amount announced in the 2003 budget. The $12.5 million increase will be advanced from the 2004 planned budget for the CTF, leaving the overall amount of $150 million over 2003 and 2004 provided in the 2003 budget unchanged.

     Tax Credits. The federal government provides a refundable tax credit for eligible Canadian-content motion picture or video productions produced by qualified taxable Canadian corporations. The federal tax credit is for a maximum amount of approximately 12% of the total production costs of an eligible production.

     The federal Film or Video Production Services Tax Credit, or FVPSTC, was introduced in 1997 to encourage the production in Canada of non-Canadian-content motion pictures and videos. Until recently, the FVPSTC refunded 11% of the cost of qualifying Canadian labor expenditures. In its 2003 budget, the federal government announced that it would increase the rate of the FVPSTC from 11% to 16%. This higher refundable rate will cover more of the overall production costs. Assuming that Canadian labor expenditures generally represent approximately 50% of the total production budget, the FVPSTC may net applicants approximately 8% of total production costs.

     In addition to the federal tax credits, most provinces offer a form of refundable provincial tax credit for motion pictures and videos that are produced, in whole or in part, in the particular province.

     These tax credits range from 5.5% to 25% of eligible production costs. The applicable rate for any particular production will depend on a number of factors including the particular province in which the production occurs, whether the production meets provincial content requirements (where applicable) and whether the production is filmed in a specific location in a province that provides additional regional incentives.

     Co-Production Treaties. Canada is a party to motion picture and/or television co-production treaties with over 50 countries, which enables co-productions to qualify as local content and thus be eligible for government assistance and financing in more than one country, which reduces the cost of production. The most active relationship has traditionally been with France, but recently the United Kingdom has become a close second in volume of production.

     For Financial information about our government incentives for each of the last three fiscal years, refer to the consolidated financial statements note 17 — Government Assistance.

RISK FACTORS

     You should carefully consider the following discussion of risks and the other information included or incorporated by reference in this report in evaluating the Company and our business. The risks described below are not the only ones facing the Company. Additional risks we are not presently aware of or that we currently believe are immaterial may also impair our business operations.

We have had losses, and we cannot assure future profitability.

     We have reported operating income for fiscal years 2000, 2001 and 2003 and operating losses for fiscal years 1999 and 2002. We have reported net income for fiscal years 2001 and 2003 of $5.8 million and $1.1 million, respectively, and net losses for 1999, 2000 and 2002. Our accumulated deficit was $107.9 million at March 31, 2003. We cannot assure you we will continue to operate profitably, and if we cannot, we may not be able to meet our debt service, working capital requirements, capital expenditure plans, anticipated production slate or other cash needs. Our inability to meet those needs could have a material adverse effect on our business, results of operations and financial conditions.

We face substantial capital requirements and financial risks.

     Our business requires a substantial investment of capital. The production, acquisition and distribution of motion pictures and television programs require a significant amount of capital. A significant amount of time may elapse between our expenditure of funds and the receipt of commercial revenues from or government contributions to our motion pictures or television programs. This time lapse requires us to fund a significant portion of our capital requirements from our revolving credit facility and from other sources. Although we intend to continue to reduce the risks of our production exposure through financial contributions from broadcasters, distributors, tax shelters, government and industry programs and studios, we cannot assure you that we will continue to implement successfully these arrangements or that we will not be subject to substantial financial risks relating to the production, acquisition, completion and release of future motion pictures and television programs. If we increase our production slate or our production budgets, we may be required to increase overhead, make larger up-front payments to talent and consequently bear greater financial risks. Any of the foregoing could have a material adverse effect on our business, results of operations or financial condition.

     Our substantial leverage could adversely affect our financial condition. We are highly leveraged. Our primary source of capital is our revolving credit facility. The amount we have available to borrow under this facility depends upon our borrowing base, which in turn depends on the value of our existing library of films and television programs, as well as accounts receivable and cash in collateral accounts. If several of our larger motion picture productions are commercial failures or our library declines in value, our borrowing base could decrease. Such a decrease could have a material adverse effect on our business, results of operations or financial condition. For example, it could:

•	require us to dedicate a substantial portion of our cash flow to the repayment of our indebtedness, reducing the amount of cash flow available to fund motion picture and television production and other operating expenses;

•	limit our flexibility in planning for or reacting to downturns in our business, our industry or the economy in general;

•	limit our ability to obtain additional financing, if necessary, for operating expenses, or limit our ability to obtain such financing on terms acceptable to us; and

•	limit our ability to pursue strategic acquisitions and other business opportunities that may be in our best interests.

     Our revolving credit facility contains certain covenants and financial tests that limit the way we conduct business. Our revolving credit facility contains various covenants limiting our ability to incur or guarantee additional indebtedness, pay dividends and make other distributions, pre-pay any subordinated indebtedness, make investments and other restricted payments, make capital expenditures and sell assets. These covenants may prevent us from raising additional financing, competing effectively or taking advantage of new business opportunities. Under our revolving credit facility, we are also required to maintain specified financial ratios and satisfy certain financial tests. If we cannot comply with these covenants or meet these ratios and other tests, it could result in us being in default under our revolving credit facility, and unless we are able to negotiate an amendment, forbearance or waiver, we could then be required to repay all amounts then outstanding, which could have a material adverse effect on our business, results of operations or financial condition.

     Borrowings under our revolving credit facility are also secured by liens on substantially all of our assets and the assets of our subsidiaries. If we are in default under our revolving credit facility, the lenders could foreclose upon substantially all of our assets and the assets of our subsidiaries. We cannot assure you that we will generate sufficient cash flow to repay our indebtedness, and we further cannot assure you that, if the need arises, we will be able to obtain additional financing or to refinance our indebtedness on terms acceptable to us, if at all. Any such failure to obtain financing could have a material adverse effect on our business, results of operations and financial condition.

     Budget overruns may adversely affect our business. Our business model requires that we be efficient in production of our motion pictures and television programs. Actual motion picture and television production costs often exceed their budget, sometimes significantly. The production, completion and distribution of motion pictures and television productions are subject to a number of uncertainties, including delays and increased expenditures due to creative differences among key cast members and other key creative personnel or other disruptions or events beyond our control. Risks such as death or disability of star performers, technical complications with special effects or other aspects of production, shortages of necessary equipment, damage to film negatives, master tapes and recordings or adverse weather conditions may cause cost overruns and delay or frustrate completion of a production. If a motion picture or television production incurs substantial budget overruns, we may have to seek additional financing from outside sources to complete production. We cannot make assurances regarding the availability of such financing on terms acceptable to us, and the lack of such financing could have a material adverse effect on our business, results of operations and financial condition.

     In addition, if a motion picture or television production incurs substantial budget overruns, we cannot assure you that we will recoup these costs, which could have a material adverse effect on our business, results of operations or financial condition. Increased costs incurred with respect to a particular film may result in any such film not being ready for release at the intended time and the postponement to a potentially less favorable time, all of which could cause a decline in box office performance, and thus the overall financial success of such film. Budget overruns could also prevent a picture from being completed or released. Any of the foregoing could have a material adverse effect on our business, results of operations and financial condition.

     Production costs and marketing costs are rising at a faster rate than increases in either domestic admissions to movie theatres or admission ticket prices, leaving us more dependent on other media, such as home video, television and foreign markets, and new media. If we cannot successfully exploit these other media, it could have a material adverse effect on our business, results of operations or financial condition.

Our revenues and results of operations may fluctuate significantly.

     Revenues and results of operations are difficult to predict and depend on a variety of factors. Our revenues and results of operations depend significantly upon the commercial success of the motion pictures and television programming that we distribute, which cannot be predicted with certainty. Accordingly, our revenues and results of operations may fluctuate significantly from period to period, and the results of any one period may not be indicative of the results for any future periods. In recent years, our revenues and results of operations have been significantly impacted by the success of critically acclaimed and award winning films, including Academy Award winners and nominees. We cannot assure you that we will manage the production, acquisition and distribution of future motion pictures as profitably as we have done with these recent critically acclaimed and award winning films or that we will produce or acquire motion pictures that will receive similar critical acclaim or perform as well commercially, which could have a material adverse effect on our business, results of operations and financial condition.

     We lack output agreements with cable and broadcast channels. We have an agreement with one cable or broadcast channel to exhibit our films, and that agreement does not cover films released after 2003. While similar broadcasters exhibit our films, they license such rights on a film-by-film, rather than an output, basis. We cannot assure you that our one agreement will be renewed or that we will be able to secure other output agreements on acceptable terms, if at all. Without multiple output agreements that typically contain guaranteed minimum payments, our revenues may be subject to greater volatility, which could have a material adverse effect on our business, results of operations or financial condition.

     Our revenue sharing agreements might not be renewed. We have one revenue sharing agreement with respect to the distribution of our library on home videos, and one revenue sharing agreement with respect to the distribution of our library on video cassettes and DVD. These agreements expire in September 2003 and August 2004, respectively. The agreement expiring in September 2003 accounts for approximately 10% of our gross revenues. The failure to renew either of these agreements on similar terms could have a material adverse effect on our business, results of operations or financial condition.

     We rely on a few major customers in realizing our filmed and television content library distribution revenues. A small number of retailers account for a significant percentage of our filmed and television content library distribution revenues. We do not have long-term agreements with any of these customers. We cannot assure you that we will continue to maintain favorable relationships with these customers or that they will not be adversely affected by economic conditions. If any of these customers reduces or cancels a significant order, it could have a material adverse effect on our business, results of operations or financial condition.

     Our revenues and results of operations are vulnerable to currency fluctuations. We report our revenues and results of operations in U.S. dollars, but a significant portion of our revenues is earned outside of the United States. Our principal currency exposure is between Canadian and U.S. dollars, although this exposure is partially mitigated through the structuring of the $200 million revolving credit facility as a $25 million Canadian dollar facility and a $175 million U.S. dollar facility. Each facility is borrowed and repaid in the respective country of origin, in local currency. We cannot accurately predict the impact of future exchange rate fluctuations between the Canadian dollar and the U.S. dollar or other foreign currencies on revenues and operating margins, and fluctuations could have a material adverse effect on our business, results of operations or financial condition.

     From time to time we may experience currency exposure on distribution and production revenues and expenses from foreign countries, which could have a material adverse effect on our business, results of operations and financial condition.

     Accounting practices used in our industry may accentuate fluctuations in operating results. In addition to the cyclical nature of the entertainment industry, our accounting practices (which are standard for the industry) may accentuate fluctuations in our operating results. In accordance with Canadian generally accepted accounting principles and industry practice, we amortize film and television programming costs using the “individual-film-forecast” method. Under this accounting method, we amortize film and television programming costs for each film or television program based on the following ratio:

     Revenue earned by title in the current period
Estimated total revenues by title

We regularly review, and revise when necessary, our total revenue estimates on a title-by-title basis. This review may result in a change in the rate of amortization and/or a write-down of the film or television asset to estimated fair value. Results of operations in future years depend upon our amortization of our film and television costs. Periodic adjustments in amortization rates may significantly affect these results. In addition, we are required to expense film advertising costs as incurred, but are also required to recognize the revenue from any motion picture or television program over the entire revenue stream expected to be generated by the individual picture or television program.

Our ability to exploit our filmed and television content library may be limited.

     A significant portion of our filmed and television content library revenues comes from a small number of titles. We depend on a limited number of titles for the majority of the revenues generated by our filmed and television content library. In addition, many of the titles in our library are not presently distributed and generate substantially no revenue. If we cannot acquire new product and rights to popular titles through production, distribution agreements, acquisitions, mergers, joint ventures or other strategic alliances, it could have a material adverse effect on our business, results of operations or financial condition.

     We are limited in our ability to exploit a portion of our filmed and television content library. Our rights to the titles in our filmed and television content library vary; in some cases we have only the right to distribute titles in certain media and territories for a limited term. We cannot assure you that we will be able to renew expiring rights on acceptable terms, and any such failure could have a material adverse effect on business, results of operations or financial condition.

Our success depends on external factors in the motion picture and television industry.

     Our success depends on the commercial success of motion pictures and television programs, which is unpredictable. Operating in the motion picture and television industry involves a substantial degree of risk. Each motion picture and television program is an individual artistic work, and unpredictable audience reactions primarily determine commercial success. Generally, the popularity of our motion pictures or programs depends on many factors, including the critical acclaim they receive, the format of their initial release, for example, theatrical or direct-to-video, the actors and other key talent, their genre and their specific subject matter. The commercial success of our motion pictures or television programs also depends upon the quality and acceptance of motion pictures or programs that our competitors release into the marketplace at or near the same time, critical reviews, the availability of alternative forms of entertainment and leisure activities, general economic conditions and other tangible and intangible factors, many of which we do not control and all of which may change. We cannot predict the future effects of these factors with certainty, any of which factors could have a material adverse effect on our business, results of operations and financial condition.

     In addition, because a motion picture’s or television program’s performance in ancillary markets, such as home video and pay and free television, is often directly related to its box office performance or television ratings, poor box office results or poor television ratings may negatively affect future revenue streams. Our success will depend on the experience and judgment of our management to select and develop new investment and production opportunities. We cannot make assurances that our motion pictures and television programs will obtain favorable reviews or ratings, that our motion pictures will perform well at the box office or in ancillary markets or that broadcasters will license the rights to broadcast any of our television programs in development or renew licenses to broadcast programs in our library. The failure to achieve any of the foregoing could have a material adverse effect on our business, results of operations and financial condition.

     Licensed distributors’ failure to promote our programs may adversely affect our business. Licensed distributors’ decisions regarding the timing of release and promotional support of our motion pictures, television programs and related products are important in determining the success of these pictures, programs and products. As with most companies engaging in licensed distribution, we do not control the timing and manner in which our licensed distributors distribute our motion pictures or television programs. Any decision by those distributors not to distribute or promote one of our motion pictures, television programs or related products or to promote competitors’ motion pictures, programs or related products to a greater extent than they promote ours could have a material adverse effect on our business, results of operations or financial condition.

     We could be adversely affected by strikes or other union job actions. The motion picture and television programs produced by us generally employ actors, writers and directors who are members of the Screen Actors Guild, Writers Guild of America and Directors Guild of America, respectively, pursuant to industry-wide collective bargaining agreements. The collective bargaining agreement with the Writers Guild of America was successfully renegotiated and became effective as of May 2, 2001 for a term of three years. The collective bargaining agreements with the Screen Actors Guild and Directors Guild of America were each successfully renegotiated and became effective as of July 1, 2002 for a term of three years. Many productions also employ members of a number of other unions, including, without limitation, the International Alliance of Theatrical and Stage Employees, the Teamsters and the Alliance of Canadian Cinema, Television and Radio Artists. A strike by one or more of the unions that provide personnel essential to the production of motion pictures or television programs could delay or halt our ongoing production activities. Such a halt or delay, depending on the length of time, could cause a delay or interruption in our release of new motion pictures and television programs, which could have a material adverse effect on our business, results of operations or financial condition.

We face substantial competition in all aspects of our business.

     We are smaller and less diversified than many of our competitors. Although we are an independent distributor and producer, we constantly compete with major U.S. and international studios. Most of the major U.S. studios are part of large diversified corporate groups with a variety of other operations, including television networks and cable channels, that can provide both means of distributing their products and stable sources of earnings that may allow them better to offset fluctuations in the financial performance of their motion picture and television operations. In addition, the major studios have more resources with which to compete for ideas, storylines and scripts created by third parties as well as for actors, directors and other personnel required for production. The resources of the major studios may also give them an advantage in acquiring other businesses or assets, including film libraries, that we might also be interested in acquiring. The foregoing could have a material adverse effect on our business, results of operations and financial condition.

     The motion picture industry is highly competitive and at times may create an oversupply of motion pictures in the market. The number of motion pictures released by our competitors, particularly the major U.S. studios, may create an oversupply of product in the market, reduce our share of box office receipts and make it more difficult for our films to succeed commercially. Oversupply may become most pronounced during peak release times, such as school holidays and national holidays, when theatre attendance is expected to be highest. For this reason, and because of our more limited production and advertising budgets, we typically do not release our films during peak release times, which may also reduce our potential revenues for a particular release. Moreover, we cannot guarantee that we can release all of our films when they are otherwise scheduled. In addition to production or other delays that might cause us to alter our release schedule, a change in the schedule of a major studio may force us to alter the release date of a film because we cannot always compete with a major studio’s larger promotion campaign. Any such change could adversely impact a film’s financial performance. In addition, if we cannot change our schedule after such a change by a major studio because we are too close to the release date, the major studio’s release and its typically larger promotion budget may adversely impact the financial performance of our film. The foregoing could have a material adverse effect on our business, results of operations and financial condition.

     The limited supply of motion picture screens compounds this product oversupply problem. Currently, a substantial majority of the motion picture screens in the U.S. typically are committed at any one time to only ten to 15 films distributed nationally by major studio distributors. In addition, as a result of changes in the theatrical exhibition industry, including reorganizations and consolidations and the fact that major studio releases occupy more screens, the number of screens available to us when we want to release a picture may decrease. If the number of motion picture screens decreases, box office receipts, and the correlating future revenue streams, such as from home video and pay and free television, of our motion pictures may also decrease, which could have a material adverse effect on our business, results of operations or financial condition.

     Technological advances may reduce our ability to exploit our motion pictures and television programs. The entertainment industry in general and the motion picture industry in particular continue to undergo significant technological developments, including video-on-demand. This rapid growth of technology combined with shifting consumer tastes could change how consumers view our motion pictures and television programs. For example, an increase in video-on-demand could decrease home video rentals. Other larger entertainment distribution companies will have larger budgets to exploit these growing trends. While we have an interest in CinemaNow, it is a company in its infancy whose commercial success is impossible to predict. We cannot predict how we will financially participate in the exploitation of our motion pictures and television programs through these emerging technologies or whether we have the right to do so for certain of our library titles. If we cannot successfully exploit these and other emerging technologies, it could have a material adverse effect on our business, results of operations or financial condition.

The loss of key personnel could adversely affect our business.

     Our success depends to a significant degree upon the efforts, contributions and abilities of our senior management, especially those set forth under “Management.” Although we have employment agreements with many of our key personnel, Mr. Burns’ agreement has expired, he is employed on a month-to-month basis and his agreement is being re-negotiated. In addition, 13 other employment agreements with senior management have expired or will expire within one year from the date of this report and such agreements must be re-negotiated. We cannot assure you that the services of our key personnel will continue to be available to us or that we will be able to successfully re-negotiate such employment agreements. The loss of services of any of these employees could have a material adverse effect on our business, results of operations or financial condition.

Failure to manage future growth may adversely affect our business.

     We may not be able to obtain additional funding to meet our requirements. Our ability to grow our company through acquisitions, business combinations and joint ventures, to maintain and expand our development, production and distribution of motion pictures and television programs and to fund our operating expenses depends upon our ability to obtain funds through equity financing, debt financing (including credit facilities) or the sale or syndication of some or all of our interests in certain projects or other assets. If we do not have access to such financing arrangements, and if other funding does not become available on terms acceptable to us, there could be a material adverse effect on our business, results of operations or financial condition.

     We are subject to risks associated with acquisitions and joint ventures. We have made or entered into, and will continue to pursue, various acquisitions, business combinations and joint ventures intended to complement or expand our business. We may encounter difficulties in integrating acquired assets with our operations. Furthermore, we may not realize the benefits we anticipated when we entered into these transactions. In addition, the negotiation of potential acquisitions, business combinations or joint ventures as well as the integration of an acquired business could require us to incur significant costs and cause diversion of management’s time and resources. Future acquisitions by us could result in the following consequences:

•	dilutive issuances of equity securities;

•	incurrence of debt and contingent liabilities;

•	impairment of goodwill and other intangibles;

•	development write-offs; and

•	other acquisition-related expenses.

     Any of the foregoing could have a material adverse effect on our business, results of operations or financial condition.

We face risks from doing business internationally.

     We distribute motion picture and television productions outside the United States and Canada through third party licensees and derive revenues from these sources. As a result, our business is subject to certain risks inherent in international business, many of which are beyond our control. These risks include:

•	changes in local regulatory requirements, including restrictions on content;

•	changes in the laws and policies affecting trade, investment and taxes (including laws and policies relating to the repatriation of funds and to withholding taxes);

•	differing degrees of protection for intellectual property;

•	instability of foreign economies and governments;

•	cultural barriers;

•	wars and acts of terrorism; and

•	the spread of severe acute respiratory syndrome, or SARS.

     Any of these factors could have a material adverse effect on our business, results of operations or financial condition.

Protecting and defending against intellectual property claims may have a material adverse effect on our business.

     Our ability to compete depends, in part, upon successful protection of our intellectual property. We do not have the financial resources to protect our rights to the same extent as major studios. We attempt to protect proprietary and intellectual property rights to our productions through available copyright and trademark laws and licensing and distribution arrangements with reputable international companies in specific territories and media for limited durations. Despite these precautions, existing copyright and trademark laws afford only limited practical protection in certain countries. We also distribute our products in other countries in which there is no copyright and trademark protection. As a result, it may be possible for unauthorized third parties to copy and distribute our productions or certain portions or applications of our intended productions, which could have a material adverse effect on our business, results of operations or financial condition.

     Litigation may also be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, or to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. Any such litigation could result in substantial costs and the diversion of resources and could have a material adverse effect on our business, results of operations or financial condition. We cannot assure you that infringement or invalidity claims will not materially adversely affect our business, results of operations or financial condition. Regardless of the validity or the success of the assertion of these claims, we could incur significant costs and diversion of resources in enforcing our intellectual property rights or in defending against such claims, which could have a material adverse effect on our business, results of operations or financial condition.

Piracy of motion pictures, including digital and internet piracy, may reduce the gross receipts from the exploitation of our films.

     Motion picture piracy is extensive in many parts of the world, including South America, Asia, the countries of the former Soviet Union and other former Eastern bloc countries. Additionally, as motion pictures begin to be digitally distributed using emerging technologies such as the internet and online services, piracy could become more prevalent, including in the U.S., because digital formats are easier to copy. As a result, users can download and distribute unauthorized copies of copyrighted motion pictures over the internet. In addition, there could be increased use of devices capable of making unauthorized copies of motion pictures. As long as pirated content is available to download digitally, many consumers may choose to download such pirated motion pictures rather than pay for motion pictures. Piracy of our films may adversely impact the gross receipts received from the exploitation of these films, which could have a material adverse effect on our business, results of operations or financial condition.

Our shareholders could experience substantial dilution as a result of the conversion of our preferred shares, which dilution could be substantially increased if the anti-dilution provisions of our preferred shares apply to our public offering of common shares completed June 9, 2003.

     As of June 25, 2003, we had 3,790 Series A Preferred Shares outstanding that were issued at a price of $2,550 per share and that are currently convertible into 3,790,000 common shares. If we issue shares at a price less than the conversion price of the Series A Preferred Shares (currently $2.55), then the conversion price would be reduced to such lower price, subject to certain exceptions, and the holders of Series A Preferred Shares could convert such shares into the number of common shares equal to the issuance price of the Series A Preferred Shares divided by the new conversion price. We have agreed with all the holders of our Series A Preferred Shares that we will authorize amendment of the terms of the Series A Preferred Shares so that their conversion price is reduced to $2.30 rather than $2.55, and we are including such adjustment as an item to be voted upon by any required classes of shareholders at our next annual shareholders meeting, scheduled for September 12, 2003. If approved, this amendment would result in dilution to our existing shareholders as the Series A Preferred Shares would be convertible into 4,201,957 common shares. In connection with such agreement, each holder of Series A Preferred Shares has conditionally agreed to waive any requirement that the conversion price of the Series A Preferred Shares be adjusted as a result of our June 2003 public offering of common shares. If our shareholders do not approve the amendment to $2.30 at our next annual shareholders meeting, then the conversion price of the Series A Preferred Shares would be adjusted to $2.05, resulting in even greater dilution to our existing shareholders. At the public offering price of $2.05, the Series A Preferred Shares would be convertible into 4,714,390 common shares instead of the 3,790,000 common shares into which they are currently convertible or the 4,201,957 common shares into which they would be convertible if the amendment were approved. In addition, we are also authorized to issue additional Series A Preferred Shares in lieu of cash dividends on such shares, which such issuances would result in additional dilution to our existing shareholders.

We may lose certain benefits by failing to meet certain regulatory standards.

     We may not be eligible to receive certain British Columbia refundable tax credits. A portion of our consolidated revenues includes certain tax credits that Lions Gate Television Corp., or LGTC, applies to receive from the province of British Columbia under the British Columbia Film and Television Tax Credit Program, or the Tax Credit Program, which is administered by the provincial government agency British Columbia Film. For productions to qualify for the tax credits provided under the Tax Credit Program, LGTC must be “BC-controlled” for the purposes of the Income Tax Act (British Columbia). LGTC is a corporation wholly owned by a trust of which Frank Giustra, our former Chairman of the Board, is the trustee. The beneficiaries of the trust are Lions Gate Entertainment Corp., LGTC and our subsidiaries. In a letter dated January 17, 2003, British Columbia Film questioned the status of LGTC as a “BC-controlled” company and therefore the entitlement of LGTC to receive the British Columbia tax credits sought for certain of its productions. In particular, British Columbia Film questioned whether the trust currently holding the shares of LGTC was properly created and had the requisite indicia of ownership of the LGTC shares. We are currently providing additional information to British Columbia Film in support of our belief that LGTC is a “BC-controlled” company within the requirements of the Income Tax Act (British Columbia).

     If there is a determination by British Columbia Film that LGTC is not “BC-controlled” within the meaning of the Income Tax Act (British Columbia), then certain productions would not be eligible to receive the maximum British Columbia tax credits under the Tax Credit Program. The amount at risk represents the difference between tax credits available under the Tax Credit Program for “BC-controlled” companies and those available under the Tax Credit Program for non-BC-controlled companies. If such a determination were made, we would be required to return to British Columbia Film Cdn$2,218,000, or US$1,511,000, worth of tax credits previously received, reducing our cash balance by that amount. In addition, because under Canadian GAAP tax credits are included in our revenues, in the event of an adverse determination, we would take a charge to earnings in the amount of the lost tax credits. We have estimated the charge that would result from such a determination to be up to Cdn$5,354,000 (comprising the Cdn$2,218,000 in cash to be returned together with Cdn$3,136,000 included in revenue but not yet received), or US$3,648,000, in the aggregate.

     We may lose investment funds, tax credits and other benefits if we fail to meet Canadian regulatory requirements. Certain programs produced by us will be contractually required to be “Canadian content” programs in accordance with the requirements established from time to time by the Canadian Radio-television and Telecommunications Commissions, or CRTC, the Canadian Audio-Visual Certification Office, the Income Tax Act (Canada) and the regulations thereunder. If a program does not qualify under the applicable requirements, we would be in default of our commitments made in connection with these contracts. Any default could result in reduction or the elimination of license fees from the Canadian broadcasters, reduced or eliminated government incentives and/or future ineligibility for Canadian government incentive programs.

     The Canadian federal government and a number of its provincial counterparts have established refundable tax credit programs based on eligible labor expenditures of qualifying production entities. We expect that certain of our motion picture and television productions will incorporate these refundable tax credits as elements of production financing. If such productions do not ultimately qualify for anticipated refundable tax credits, the relevant production may require additional funds for completion, which may not be available from other sources.

     For our motion picture and television productions to continue to qualify for several refundable tax credits, we must remain Canadian-controlled pursuant to the Investment Canada Act (Canada), or ICA, among other statutory requirements. The ICA contains rules, the application of which determines whether an entity (as the term is defined in the ICA) is Canadian-controlled. Under these rules, an entity is presumed to be a non-Canadian in certain circumstances, including where Canadians own less than a majority of voting interests of an entity. This presumption may be rebutted, for example, if the entity establishes that it is not controlled in fact through the ownership of its voting interests and that two-thirds of the members of its board of directors are Canadians.

     Although we believe we are currently a Canadian-controlled entity under the ICA, there can be no assurance that the Minister of Canadian Heritage will not determine we are out of compliance with the ICA, or that events beyond our control will not result in our ceasing to be Canadian-controlled pursuant to the ICA. The ICA provides the Minister of Canadian Heritage with discretion to make a determination that a business activity prescribed under the ICA as relating to Canada’s cultural heritage or national identity (which includes a business engaged in the production, distribution, sale or exhibition of film or video products, hereinafter referred to as a “cultural business”) is not a Canadian-controlled entity, if the Minister is satisfied, after considering any information or evidence submitted by the entity or otherwise made available to the Minister or the Director of Investments, that the entity is controlled in fact by one or more non-Canadians. If we cease to be Canadian-controlled under the ICA, we would no longer qualify or be entitled to access these refundable tax credits and other Canadian government and private motion picture industry incentives that are restricted to Canadian-controlled corporations, including the ability to produce under Canada’s official co-production treaties with other countries.

     Such a change in status would require us to return tax credits previously received, reducing our cash balance. In addition, because under Canadian GAAP tax credits are included in revenues, we would take a charge to earnings in the amount of the lost tax credits. There are currently no transfer restrictions on our common shares as a class, and we accordingly may not be able to prevent a change of control to non-Canadians. In addition, certain provincial refundable tax credits require that the applicant be provincially controlled. If any of our affiliates that accesses or intends to access such credits ceases to be provincially controlled, we would no longer be entitled to access the applicable provincial refundable tax credit.

     For all of the foregoing reasons, the loss of our Canadian status could have a material adverse effect on our business, results of operations or financial condition.

     We face other risks in obtaining production financing from private and other international sources. For some productions, we finance a portion of our production budgets from incentive programs from such agencies as Telefilm Canada, as well as international sources in the case of our international treaty co-productions. There can be no assurance that local cultural incentive programs that we may access in Canada and internationally, as a result of our Canadian-controlled status, will not be reduced, amended or eliminated. Any change in policies in connection with incentive programs may have an adverse impact on us. In addition, we could lose our ability to exploit such incentive programs in Canada if we cease to qualify as “Canadian.” Certain programs produced by us will be contractually required to be certified as “Canadian Film and Video Production.” If a program does not qualify for such certification, we would be in default on commitments made in connection with government incentive programs and licenses to broadcasters/distributors. In addition, to the extent we do not qualify as “Canadian” as a result of a merger, an acquisition or an unconstrained share transfer to one or more non-Canadians, we would no longer qualify for such incentives/tax credits and may be liable to repay certain benefits to the applicable authorities. The foregoing could have a material adverse effect on our business, results of operations or financial condition.

     An investment by non-Canadians in our business is potentially reviewable by the Minister of Canadian Heritage. Under the ICA, the Minister of Canadian Heritage has discretion to determine, after considering any information or evidence submitted by the entity or otherwise made available to the Minister or the Director of Investments, that an investment by a non-Canadian in a cultural business may constitute an acquisition of control by that non-Canadian, notwithstanding the provisions in the ICA that state that certain investments do not or may not constitute an acquisition of control that would require notification or review under the ICA. In the event that the Minister of Canadian Heritage exercises her discretion and deems an investment by a non-Canadian in a cultural business to be an acquisition of control, the investment is potentially subject to notification and/or review. If the investment is subject to review, the Minister must be satisfied that the investment is likely to be of net benefit to Canada. Such a determination is often accompanied by requests that the non-Canadian provide undertakings supportive of Canadian cultural policy. These undertakings may, in some circumstances, include a request for financial support of certain initiatives. The determination by the Minister of whether a proposed investment is of net benefit to Canada also includes consideration of sector specific policies of the Canadian federal government. One such policy prohibits takeovers of Canadian owned and controlled film distribution businesses by non-Canadians. This prohibition is not contained in the ICA nor in the regulations made under the ICA, but is a separate foreign investment policy relating to the Canadian film distribution sector. If an investment by a non-Canadian in our business is deemed by the Minister to be an acquisition of control and ultimately subject to review, the current policy of the Canadian federal government prohibiting the takeover of a Canadian owned and controlled film distribution business would be applied in the context of the Minister’s determination of whether the proposed investment would be of net benefit to Canada, with the result that the company’s film distribution business in Canada may have to be divested to a Canadian purchaser, which could have a material adverse effect on our business, results of operations or financial condition.

     A failure to meet Canadian programming restrictions may decrease the time slots or amount of license fees and incentive programs available to us. Canadian broadcasters, including all conventional, specialty, pay and pay-per-view television services are typically required, as a condition of their license, to broadcast significant minimum amounts of Canadian content programming on their overall schedule and in prime time. The CRTC enforces compliance with these requirements, and failure to comply can result in fines or in the revocation of a broadcaster’s license, or more restrictive terms on license renewal. The CRTC has issued detailed criteria that must be met for a television production to qualify as a “Canadian program.” The criteria require, among other things, that Canadians perform a minimum level of key and creative functions and that specified minimum production costs be paid to Canadians or Canadian companies. If our productions cease to qualify as Canadian programs under existing CRTC regulations and policies, or if these regulations or policies should change on further review by the CRTC, we may find it more difficult to secure time slots in Canada for our productions, or the amount of the license fees we may generate in Canada may decrease if our programs do not qualify as Canadian programs. In addition, if our productions cease to meet minimum Canadian content requirements, we may be unable to access various federal and provincial motion picture and television incentive programs, including refundable tax credits, as discussed below. There could be a material adverse effect on our business, results of operations and financial condition if any change in the policies of the Canadian or provincial governments in connection with their incentive programs occurs.

ITEM 2. PROPERTIES.

     Our corporate head office is located at Suite 3123, Three Bentall Centre, 595 Burrard Street, Vancouver, British Columbia and occupies approximately 600 square feet of space under a month to month agreement. Our principal executive offices are located at Suite 3123, Three Bentall Centre, 595 Burrard Street, Vancouver, British Columbia, V7X 1J1 and 4553 Glencoe Avenue, Suite 200, Marina del Rey, California, 90292. Our Canadian operations and financial personnel are located in leased space of 6,018 square feet expiring in 2006 in Toronto, Ontario and United States corporate executives and operations, including CinemaNow, are located in leased space of 35,000 square feet expiring in 2009 in Marina del Rey, California.

     Christal Films’ office is located in the borough of Westmount, Montreal, Quebec, and occupies approximately 14,000 square feet under a lease agreement expiring in 2007. Christal Films leases a further 5,000 square feet of space in St. Laurent for storage facilities on a monthly basis.

     CinéGroupe Corporation operates from two premises in Montréal, Quebec totalling approximately 70,000 square feet, the leases which expire in 2006. They also have a 1,280 square foot office in Los Angeles which lease expires in 2006.

     The LG Studios complex is located at 555 Brooksbank Avenue, North Vancouver, British Columbia. LG Studios’ facilities occupy an approximately 14-acre site in a landscaped, park-like setting. The land on which the facilities are situated is owned by LG Studios and is currently subject to mortgages under five separate term loans. We have signed a letter of intent to amalgamate the loans into one five-year loan of $17.54 million, expiring in June 2008. We have a five-year operating lease for 50,000 square feet with Eagle Creek Studios in Burnaby, British Columbia expiring in 2005.

     Termite Art has leased office space totalling approximately 11,000 square feet in Studio City, California, which expires in 2004.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2003.

Executive Officers

     The following table provides information about our executive officers at June 25, 2003:

Name	Position	Age

Mark Amin	Vice Chairman and Director	53
Michael Burns	Vice Chairman and Director	44
Jon Feltheimer	Chief Executive Officer	51
James Keegan	Chief Administrative Officer and Chief Financial Officer	45
Gordon Keep	Senior Vice President, Secretary	46
Wayne Levin	Executive Vice President, Legal and Business Affairs	40
André Link	President and Chairman of the Board	70
Harald Ludwig	Vice Chairman and Director	48
Marni Wieshofer	Executive Vice President, Corporate Development	40

     Mark Amin. Mr. Amin has been our Vice Chairman since October 2000. From 1984 to October 2000, Mr. Amin served as Chief Executive Officer or Chairman of Trimark Holdings, Inc., which he founded. Since 1998 Mr. Amin has been Chairman of CinemaNow and since 2001 the owner and Chief Executive Officer of Sobini Films. Mr. Amin became a director in October 2000.

     Michael Burns. Mr. Burns has been our Vice Chairman since March 2000. From 1991 to March 2000, Mr. Burns served as Managing Director and Head of Prudential Securities Inc.’s Los Angeles Investment Banking Office. Mr. Burns became a director in August 1999. Mr. Burns is Chairman and a director of Novica.com.

     Jon Feltheimer. Mr. Feltheimer has been our Chief Executive Officer since March 2000. From 1997 to 1999, Mr. Feltheimer served as Executive Vice President of Sony Pictures Entertainment. Mr. Feltheimer became a director in January 2000.

     James Keegan. Mr. Keegan has been our Chief Administrative Officer since April 2002 and our Chief Financial Officer since September 2002. From September 1998 to April 2002, Mr. Keegan was the Chief Financial Officer of Artisan Entertainment. From April 1989 to March 1990, he was Controller of Trimark Holdings, Inc. and from March 1990 to August 1998, he was the Chief Financial Officer of Trimark Holdings, Inc.

     Gordon Keep. Mr. Keep has been our Senior Vice President since October 1997. From 1987 to October 1997, Mr. Keep served as Vice President, Corporate Finance of Yorkton Securities Inc. Mr. Keep has been a director since June 2000. From January 2001 to September 2002, Mr. Keep was a consultant for Endeavour Financial and from October 2002 to the present, Mr. Keep has been the Managing Director, Corporate Finance of Endeavour Financial. Mr. Keep is a director and member of the audit committees of Dunsmuir Ventures Ltd. and Adobe Ventures Inc. Mr. Keep is President, a director and a member of the audit committee of Full Riches Investments Ltd.

     Wayne Levin. Mr. Levin has been our Executive Vice President, Legal and Business Affairs since November 2000. He worked for Trimark Holdings, Inc. from September 1996 to November 2000, first as Director of Legal and Business Affairs from 1996 to 1998 and then as General Counsel and Vice President from 1998 to 2000.

     André Link. Mr. Link has been our President since April 2000 and our Chairman since May 2003. Since 1962, Mr. Link has been Chief Executive Officer of Lions Gate Films Corp. Mr. Link has been a director since November 1997.

     Harald Ludwig. Mr. Ludwig has been a director since November 1997 and our Vice Chairman since May 2003. Since 1985, Mr. Ludwig has served as President of Macluan Capital Corporation, a leverage buy-out company. Mr. Ludwig is a director and a member of the compensation committee of West Fraser Timber Limited and a director of SVC Second Ventures Limited and Compass Aerospace Limited.

     Marni Wieshofer. Ms. Wieshofer has been our Executive Vice President, Corporate Development since September 2002. From April 1999 until September 2002. Ms. Wieshofer served as our Chief Financial Officer. From February 1999 to April 1999, Ms. Wieshofer was our Vice President, Finance. From October 1995 to January 1999, Ms. Wieshofer served as Vice President, Finance of Alliance Atlantis Communications, an entertainment company.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

     Our Common Stock is listed on the Toronto Stock Exchange (the “TSE”) and the American Stock Exchange (“AMEX”) and trades under the symbol “LGF.”

Toronto Stock Exchange

     The following table sets forth the range of high and low closing sale prices for our Common Stock, as reported by the TSE in Canadian dollars, for our two most recent fiscal years:

	High	Low

Year ended March 31, 2003
First Quarter	$4.00	$2.85
Second Quarter	3.75	2.95
Third Quarter	3.40	2.75
Fourth Quarter	3.30	2.52
Year ended March 31, 2002
First Quarter	4.35	2.50
Second Quarter	4.24	3.25
Third Quarter	4.10	2.61
Fourth Quarter	4.05	3.20

American Stock Exchange

     The following table sets forth the range of high and low closing sale prices for our Common Stock, as reported by AMEX in U.S. dollars, for our two most recent fiscal years:

	High	Low

Year ended March 31, 2003
First Quarter	$2.49	$1.90
Second Quarter	2.37	1.98
Third Quarter	2.10	1.90
Fourth Quarter	2.09	1.75
Year ended March 31, 2002
First Quarter	2.90	1.59
Second Quarter	2.74	1.95
Third Quarter	2.57	1.75
Fourth Quarter	2.65	2.00

Holders

     As of June 25, 2003, there were 59,408,455 shares issued and outstanding and 375 registered holders of our common shares.

Dividend Policy

     We have not paid any dividends on our outstanding common shares since our inception and do not anticipate doing so in the foreseeable future. The declaration of dividends on our common shares is restricted by our revolving credit facility and preferred shares and is within the discretion of our board of directors and will depend upon the assessment of, among other things, our earnings, financial requirements and operating and financial condition. At the present time, given our anticipated capital requirements we intend to follow a policy of retaining earnings in order to finance further development of our business. We are also limited in our ability to pay dividends on our common shares by restrictions under the Company Act (British Columbia) relating to the sufficiency of profits from which dividends may be paid.

     Our 5.25% Series A Convertible Redeemable Preferred Shares are entitled to cumulative dividends, as and when declared by the board of directors, payable semi-annually on the last day of March and September of each year. At our option, the dividend may be paid in cash or additional Series A Preferred Shares. On March 31, 2002, we declared and paid, in kind, a dividend of $773,600, or $66.94 per share, by the issuance of 273 Series A Preferred Shares and cash payments of $77,450. On September 30, 2002, we declared and paid a cash dividend of $791,871, or $66.94 per share. On March 31, 2003, we declared and paid a cash dividend of $791,871, or $66.94 per share.

Taxation

     The following is a general summary of certain Canadian income tax consequences to U.S. Holders (who deal at arm’s length with the company) of the purchase, ownership and disposition of common shares. For the purposes of this Canadian income tax discussion, a “U.S. Holder” means a holder of common shares who (1) for the purposes of the Income Tax Act (Canada) is not, has not, and will not be resident in Canada at any time while he or she holds common shares, (2) at all relevant times is a resident of the United States under the Canada-United States Income Tax Convention (1980) (the “Convention”), and (3) does not and will not use or be deemed to use the common shares in carrying on a business in Canada. This summary does not apply to U.S. Holders who are insurers. Such U.S. Holders should seek tax advice from their advisors. An actual or prospective investor that is a United States limited liability company in some circumstances may not be considered to be a resident of the United States for the purposes of the Convention and therefore may not be entitled to benefits thereunder.

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

     This summary is based upon the current provisions of the Income Tax Act (Canada), the regulations thereunder and the proposed amendments thereto publicly announced by the Department of Finance, Canada before the date hereof and our understanding of the current published administrative and assessing practices of the Canada Customs and Revenue Agency. It does not otherwise take into account or anticipate any changes in law, whether by legislative, governmental or judicial action.

     The following summary applies only to U.S. Holders who hold their common shares as capital property. In general, common shares will be considered capital property of a holder where the holder is neither a trader nor dealer in securities, does not hold the common shares in the course of carrying on a business and is not engaged in an adventure in the nature of trade in respect thereof. This summary does not apply to holders who are “financial institutions” within the meaning of the mark-to-market rules contained in the Income Tax Act (Canada).

     Amounts in respect of common shares paid or credited or deemed to be paid or credited as, on account or in lieu of payment of, or in satisfaction of, dividends to a shareholder who is not a resident of Canada within the meaning of the Income Tax Act (Canada) will generally be subject to Canadian non-resident withholding tax. Such withholding tax is levied at a basic rate of 25%, which may be reduced pursuant to the terms of an applicable tax treaty between Canada and the country of residence of the non-resident shareholder. Under the Convention, the rate of Canadian non-resident withholding tax on the gross amount of dividends received by a U.S. Holder is generally 15%. However, where such beneficial owner is a company that owns at least 10% of the voting shares of the company paying the dividends, the rate of such withholding is 5%.

     A U.S. Holder will generally not be subject to tax under the Income Tax Act (Canada) in respect of any capital gain arising on a disposition of common shares (including on a purchase by the company) unless at the time of disposition such shares constitute taxable Canadian property of the holder for purposes of the Income Tax Act (Canada) and such holder is not entitled to relief under an applicable tax treaty. If the common shares are listed on a prescribed stock exchange at the time they are disposed of, they will generally not constitute taxable Canadian property of a U.S. Holder unless, at any time during the five year period immediately preceding the disposition of the common shares, the U.S. Holder, persons with whom he or she does not deal at arm’s length, or the U.S. Holder together with non-arm’s length persons, owned 25% or more of the issued shares of any class or series of the capital stock of the company. In any event, under the Convention, gains derived by a U.S. Holder from the disposition of common shares will generally not be subject to tax in Canada unless the value of the company’s shares is derived principally from real property or certain other immovable property situated in Canada.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA.

     Our consolidated financial statements have been prepared in accordance with Canadian GAAP that conforms, in all material respects, with U.S. GAAP, except as described in the notes to the financial statements (specifically, note 22 of the notes to consolidated financial statements beginning on page F-31). As described more specifically in those notes and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below, the differences between Canadian GAAP and U.S. GAAP cause adjustments in statement of operations data (including revenues and income (loss)) and balance sheet data (including shareholders’ equity).

     The consolidated financial information included in this report is expressed in U.S. dollars. Commencing with the period beginning April 1, 2002, our consolidated financial statements are presented in U.S. dollars, as a substantial component of our operations are domiciled in the U.S. and the principal market for trading of our common shares is the American Stock Exchange. Prior to April 1, 2002, our consolidated financial statements were presented in Canadian dollars and have been converted to U.S. dollars for presentation in this report. The U.S. dollar and the Canadian dollar are the functional currencies of the Company’s U.S. and Canadian based businesses, respectively. Assets and liabilities denominated in currencies other than U.S. dollars are translated at exchange rates in effect at the relevant balance sheet date. Revenue and expense items denominated in currencies other than U.S. dollars are translated at the average rate of exchange for the relevant period. Any resulting foreign exchange gains and losses are recorded as a separate component of shareholders equity. You should read the following selected consolidated financial data together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included in this report.

	Year Ended March 31

	2003	2002	2001	2000	1999

		(In thousands except per share data)
Statement of Operations Data:
Revenues	$301,844	$272,489	$187,650	$184,361	$78,671
Expenses:
Direct operating	154,401	159,907	104,003	151,482	61,802
Distribution and marketing	96,523	76,245	34,426	—	—
General and administrative	32,252	34,668	25,073	21,334	15,665
Amortization	5,347	4,554	5,695	4,673	3,511
Severance and relocation	—	—	—	1,154	—

Total expenses	288,523	275,374	169,197	178,643	80,978

Operating Income (Loss)	13,321	(2,885)	18,453	5,718	(2,307)

Other Expenses:
Interest	10,239	9,828	7,716	3,171	2,430
Minority interests	45	1,221	586	889	407
Unusual losses	—	1,351	—	—	1,095

Total other expenses	10,284	12,400	8,302	4,060	3,932

Income (Loss) Before Gain on Dilution of a Subsidiary, Write-down and Equity Interests and Income Taxes	3,037	(15,285)	10,151	1,658	(6,239)
Gain on dilution of investment in a subsidiary	—	2,186	—	—	558
Write-down in investments subject to significant influence	—	(13,408)	—	—	—
Other equity interests	(1)	(1,134)	(1,021)	108	93

Income (Loss) Before Income Taxes	3,036	(27,641)	9,130	1,766	(5,588)
Income taxes	(1,910)	(321)	2,190	(1,357)	(202)

Net Income (Loss) From Continuing Operations	1,126	(27,962)	11,320	409	(5,790)
Net income (loss) from discontinued operation	—	(18,997)	(5,517)	(4,006)	(3,624)

Net Income (Loss)	1,126	(46,959)	5,803	(3,597)	(9,414)
Dividends on Series A preferred shares	(1,584)	(1,592)	(1,660)	(402)	—
Accretion on Series A preferred shares	(2,049)	(2,089)	(2,071)	(494)	—

Net Income (Loss) Available to Common Shareholders	$(2,507)	$(50,640)	$2,072	$(4,493)	$(9,414)

Basic and Diluted Income (Loss) Per Common Share	$(0.06)	$(1.18)	$0.06	$(0.15)	$(0.38)
Weighted average number of shares used in the computation of net income per share	43,232	42,753	36,196	30,665	24,575
In accordance with U.S. GAAP:
Revenues	$273,685	$237,004	$175,563	$168,058	$76,064
Net Income (Loss) for the Year	$(3,798)	$(43,515)	$(34,866)	$(1,701)	$(17,089)
Basic and Diluted Loss Per Common Share	$(0.16)	$(1.09)	$(1.04)	$(0.09)	$(0.70)
Other Data:
Cash flow provided by (used in) operating activities	$10,803	$(60,712)	$(34,131)	$(28,989)	$(21,101)
Cash flow provided by (used in) financing activities	(14,333)	54,835	54,544	29,056	34,111
Cash flow provided by (used in) investing activities	4,463	7,340	(29,688)	(4,349)	(1,593)
Balance Sheet Data (at end of period):
Cash and cash equivalents	7,440	6,641	6,652	13,304	17,396
Accounts receivable	95,792	116,941	109,822	74,061	40,500
Investment in films and television programs	206,275	181,002	142,178	88,571	58,938
Total assets	386,546	381,984	370,200	277,338	217,076
Bank loans	130,921	143,734	101,354	9,615	8,074

	Year Ended March 31

	2003	2002	2001	2000	1999

		(In thousands except per share data)
Production loans	22,120	23,941	15,254	28,866	32,080
Long-term debt	54,379	47,400	41,862	28,016	27,263
Shareholders’ equity	74,717	75,394	124,843	142,414	110,511

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors including, but not limited to, those discussed in “Risk Factors” and elsewhere in this document.

Overview

     We are an independent producer and distributor of film and television entertainment content. We release approximately 15 motion pictures theatrically per year. Our theatrical releases include films we produce in-house and films we acquire from third parties. We also have produced over 150 hours of television programming on average each of the last four years. Our disciplined approach to production, acquisition and distribution is designed to maximize our profit by balancing our financial risks against the probability of commercial success of each project. We distribute our library of approximately 2,000 motion picture and television program titles directly to retailers, video rental stores, pay and free television channels and indirectly to international markets through third parties. We also own a majority interest in CinemaNow, a development stage internet video-on-demand provider, and own and operate a film and television production studio.

     Our revenues are derived from the following business units:

•	Motion Pictures, which includes Theatrical, Home Entertainment, Television and International Distribution. Theatrical revenues are derived from the domestic theatrical release of motion pictures in North America. Home entertainment revenues are derived from the sale of video and DVD releases of our own productions and acquired films, including theatrical releases and direct-to-video releases. Television revenues are primarily derived from the licensing of our product to the domestic cable, free and pay television markets. International revenues are derived from the licensing of our productions and acquired films to international markets on a territory-by-territory basis.

•	Television, which includes the licensing to domestic and international markets of one-hour drama series, television movies and non-fiction programming.

•	Animation, which includes an interest in CinéGroupe Corporation, a producer and distributor of animated feature films and television programming.

•	Studio Facilities, which includes Lions Gate Studios and the leased facility Eagle Creek Studios, which derive revenue from rental of sound stages, production offices, construction mills, storage facilities and lighting equipment to film and television producers.

     Our primary operating expenses include the following:

•	Direct Operating Expenses, which include amortization of production or acquisition costs, participation and residual expenses.

•	Distribution and Marketing Expenses, which primarily include the costs of theatrical “prints and advertising” and of video and DVD duplication and marketing.

•	General and Administrative Expenses, which include salaries and other overhead.

     The functional currency of our business, based on the economic environment in which we primarily generate and expend cash, is the Canadian dollar and the U.S. dollar for the Canadian and U.S.-based businesses, respectively. Commencing with the period beginning April 1, 2002, condensed consolidated financial statements are presented in U.S. dollars, as a substantial component of our operations are domiciled in the U.S. and the principal market for trading of our common shares is the American Stock Exchange. This Management’s Discussion and Analysis, and all financial statements in this report have been restated in U.S. dollars. In accordance with generally accepted accounting principles in both Canada and the U.S., the financial statements of Canadian-based companies are translated for consolidation purposes using current exchange rates in effect on the balance sheet date and revenue and expenses translated at the average rate of exchange for the relevant period. Any resulting foreign exchange gains and losses are recorded as a separate component of shareholders’ equity. The functional currencies of each of the Company’s operations in the United States and Canada are unchanged.

     Due to the retroactive adoption without restatement of Canadian Institute of Chartered Accountants (“CICA”) Handbook Section 3062 (“CICA 3062”) on April 1, 2001 and SoP 00-2 and CICA Handbook Section 3465 (“CICA 3465”) on April 1, 2000, all as described in note 2(c) to the consolidated financial statements, our operating results from periods prior to April 1, 2001 are not comparable to periods after that date. See our discussion of SoP 00-2 in “Critical Accounting Policies” below.

     Discontinued Operation. Effective April 1, 2002, the carrying value of the Company’s investment in Mandalay Pictures, LLC (“Mandalay”) was presented as a discontinued operation as it was expected to be sold by the end of the current fiscal year. During fiscal 2003, the Company received distributions of $2.4 million from Mandalay under a prior agreement. On November 8, 2002, the Company sold its investment in Mandalay for cash of $4.2 million and an interest bearing convertible promissory note totaling $3.3 million. The note, bearing interest at 6%, is payable $1.3 million on December 31, 2005, $1.0 million on December 31, 2006 and $1.0 million on December 31, 2007. No gain or loss was recorded on the sale as the Company’s carrying value of $7.5 million equaled the sales price.

     Investment in CinemaNow. During the quarter ended March 31, 2002, CinemaNow advised the Company of its inability to generate sufficient cash flows from operation to sustain its operations over the next twelve months, without raising additional capital. Given the uncertain economic climate and CinemaNow’s recurring losses there was no assurance that further financing would be forthcoming and as a result, the Company wrote down its investment in CinemaNow to $nil. The write-off of the investment in CinemaNow of $13.4 million was disclosed in the statement of operations as the write-down in investments subject to significant influence. During the quarter ending March 31, 2003, the Company purchased $0.4 million of Series C Convertible Preferred Shares of CinemaNow as part of a CinemaNow round of financing. The round of financing and conversion of a debenture decreased the Company’s economic and voting interest from 63% to 57.4%. The subsequent investment in CinemaNow is accounted for using the equity method, as the Company does not have the ability to control the strategic, operating, investing and financing decisions of CinemaNow as a consequence of the Company’s inability to elect the majority of the Board of Directors of CinemaNow.

Recent Developments

     Sale of Common Shares. On June 4, 2003, the Company issued a prospectus to sell 15,000,000 common shares at a public offering price of $2.05 per share. On June 9, 2003, the Company received $28.9 million of net proceeds, after deducting underwriting discounts, and issued 15,000,000 common shares. The Company estimates the offering expenses will be approximately $1.0 million. The Company used $18.1 million of the net proceeds to repurchase 8,040 Series A Preferred Shares at a per share purchase price of $2,250 and used the remaining net proceeds for repayment of bank loans and general business purposes. On June 13, 2003, the underwriters exercised a portion of their over allotment option and the Company received $2.3 million of net proceeds, after deducting underwriting discounts, and issued an additional 1,201,056 common shares.

Critical Accounting Policies

     The application of the following accounting policies, which are important to our financial position and results of operations, requires significant judgments and estimates on the part of management. For a summary of all of our accounting policies, including the accounting policies discussed below, see note 2 to our audited consolidated financial statements.

     Generally Accepted Accounting Principles. Our consolidated financial statements have been prepared in accordance with Canadian GAAP, which conforms, in all material respects, with U.S. GAAP, except as described in the notes to the financial statements. The U.S. dollar and the Canadian dollar are the functional currencies of our U.S. and Canadian-based businesses, respectively. Commencing with the period beginning April 1, 2002, our consolidated financial statements are presented in U.S. dollars as a substantial component of our operations are domiciled in the U.S. and the primary market for trading volume of our common shares is on the American Stock Exchange. Prior to April 1, 2002, our consolidated financial statements were presented in Canadian dollars. These consolidated financial statements and those amounts previously reported in Canadian dollars have been translated from Canadian dollars to United States dollars by translating the assets and liabilities at the rate in effect at the respective balance sheet dates and revenues and expenses at the average rate for the reporting periods. Any resulting foreign exchange gains and losses are recorded as a separate component of shareholders equity. The functional currencies of each of the Company’s operations in the United States and Canada are unchanged.

     Accounting for Films and Television Programs. In June 2000, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 00-2 “Accounting by Producers or Distributors of Films” (“SoP 00-2”). SoP 00-2 establishes new accounting standards for producers or distributors of films, including changes in revenue recognition, capitalization and amortization of costs of acquiring films and television programs and accounting for exploitation costs, including advertising and marketing expenses. We elected early adoption of SoP 00-2 and retroactively adopted SoP 00-2 effective as of April 1, 2000. We also elected to adopt SoP 00-2 for Canadian GAAP purposes. The prior years’ financial statements were not restated, as the effect of the new policy on the prior periods was deemed not reasonably determinable. Accordingly, opening accumulated deficit for the year ended March 31, 2001 was increased to reflect the cumulative effect of the accounting change in the amount of $40.7 million (net of income taxes of $1.5 million). The principal changes as a result of applying SoP 00-2 are as follows:

•	Advertising and marketing costs, which were previously capitalized to investment in films and television programs on the balance sheet and amortized using the individual film forecast method, are now expensed the first time the advertising takes place.

•	The capitalization of production costs for episodic television series is limited to revenue that has been contracted for on an episode-by-episode basis until such time as the criteria for recognizing secondary market revenues are met.

     We capitalize costs of production, including financing costs, to investment in motion pictures and television programs. These costs are amortized to direct operating expenses in accordance with SoP 00-2. These costs are stated at the lower of unamortized motion picture or television program costs or fair value (net present value). These costs for an individual motion picture or television program are amortized in the proportion that current period actual revenues bear to management’s estimates of the total revenue expected to be received from such motion picture or television program over a period not to exceed ten years from the date of delivery. Management regularly reviews and revises when necessary, its total revenue estimates, which may result in a change in the rate of amortization and/or write-down of all or a portion of the unamortized costs of the motion picture or television program to its fair value. No assurance can be given that unfavorable changes to revenue estimates will not occur, which may result in significant write-downs affecting our results of operations and financial condition.

     Revenue Recognition. Revenue from the sale or licensing of motion pictures and television programs is recognized upon meeting all recognition requirements of SoP 00-2. Revenue from the theatrical release of motion pictures is recognized at the time of exhibition based on the company’s participation in box office receipts. Revenue from the sale of DVDs in the retail market, net of an allowance for estimated returns, is recognized on the later of shipment to the customer or “street date” (when it is available for sale by the customer). Under revenue sharing arrangements, rental revenue is recognized when we are entitled to receipts and such receipts are determinable. Revenues from television licensing are recognized when the motion picture or television program is available to the licensee for telecast. For television licenses that include separate availability “windows” during the license period, revenue is allocated over the “windows.” Revenue from sales of international territories are recognized when the feature film or television program is available to the distributor for exploitation and no conditions for delivery exist, which under most sales contracts requires that full payment has been received from the distributor. For contracts that provide for rights to exploit a program on multiple media (e.g. theatrical, video, television) with a fee for a single motion picture or television program where the contract specifies the permissible timing of release to various media, the fee is allocated to the various media based on management’s assessment of the relative fair value of the rights to exploit each media and is recognized as the program is released to each media. For multiple-title contracts with a fee, the fee is allocated on a title-by-title basis, based on management’s assessment of the relative fair value of each title. Rental revenue from short-term operating leases of studio facilities is recognized over the term of the lease. Prior to December 2001, we earned fees from management services provided to Canadian limited partnerships, whose purpose was to assist in the financing of motion pictures produced in Canada, and those fees were recognized as revenue when the financing was completed. We no longer provide these management services due to the rescission of certain tax shelter provisions by the Canadian government. Cash payments received are recorded as deferred revenue until all the conditions of revenue recognition have been met. We accrue for video returns and provide for allowances in the financial statements based on previous returns and our allowances history on a title-by-title basis in each of the video businesses. There may be differences between actual returns and allowances and our historical experience.

     Income Taxes. The Company recognizes future income tax assets and liabilities for the expected future income tax consequences of transactions that have been included in the financial statements or income tax returns. Future income taxes are provided for using the liability method. Under the liability method, future income taxes are recognized for all significant temporary differences between the tax and financial statement bases of assets and liabilities.

     Goodwill. In November 2001, the CICA released Handbook Section 3062, “Goodwill and Other Intangible Assets,” to be applied by companies for fiscal years beginning on or after January 1, 2002. Early adoption of CICA 3062 was permitted for companies with their fiscal year beginning on or after April 1, 2001, provided the first interim period financial statements had not been previously issued. We elected to early-adopt CICA 3062 on April 1, 2001. Under CICA 3062, goodwill is no longer amortized but is reviewed annually for impairment, or more frequently if impairment indicators arise, unless certain criteria have been met. CICA 3062 is similar, in many respects, to SFAS 142, “Goodwill and Other Intangible Assets,” under U.S. GAAP. Goodwill is required to be tested for impairment between the annual tests if an event occurs or circumstances change that more-likely-than-not reduce the fair value of a reporting unit below its carrying value. Notes 2(c) and 6 to our consolidated financial statements include additional information relating to the net carrying value of goodwill and the pro forma effect of the adoption of CICA 3062 on the prior years’ consolidated statements of operations.

Results of Operations

     Fiscal 2003 compared to Fiscal 2002

     Consolidated revenues in fiscal 2003 of $301.8 million increased $29.3 million, or 10.8%, compared to $272.5 million in fiscal 2002.

     Motion pictures revenue of $208.9 million in fiscal 2003 increased $48.3 million, or 30.1%, compared to $160.6 million in fiscal 2002. Theatrical revenue of $12.7 million decreased $15.2 million or 54.5% compared to $27.9 million in fiscal 2002. Significant theatrical releases in fiscal 2003 included: Frailty with revenue of $3.7 million, Rules of Attraction with revenue of $1.9 million, Lovely and Amazing with revenue of $1.3 million and Secretary with revenues of $1.1 million. Significant theatrical releases in fiscal 2002 included: Monster’s Ball with revenue of $7.5 million, “O” with revenue of $5.3 million and The Wash with revenue of $3.2 million. Video revenue of $135.8 million increased $37.1 million, or 37.6%, in fiscal 2003 compared to $98.7 million in fiscal 2002. Significant video releases in fiscal 2003 included: Monster’s Ball with revenue of $33.2 million, Frailty with revenue of $13.5 million, Rose Red with revenue of $8.1 million, Rules of Attraction with revenue of $6.5 million and State Property with revenue of $5.3 million. International revenue of $31.5 million increased $6.2 million, or 24.5% compared to $25.3 million in fiscal 2002. Significant international sales in fiscal 2003 include: Frailty with $4.1 million, Rules of Attraction with $3.5 million, Confidence with $3.3 million, Cube 2 with $3.0 million, Liberty Stands Still with $1.7 million and Monster’s Ball with $1.6 million. Television revenue from motion pictures of $21.1 million increased $13.0 million or 160.5%, compared to $8.1 million. Significant television license fees in fiscal 2003 included: Monster’s Ball $2.8 million, American Psycho $1.8 million, Frailty $0.9 million and The Wash $0.9 million.

     Television production revenue of $59.4 million in fiscal 2003 decreased by $11.3 million, or 16.0%, from $70.7 million in fiscal 2002, due primarily to the delivery of fewer television movies. In fiscal 2003, 35 hours of one-hour drama series were delivered, contributing revenue of $41.3 million, television movies contributed revenue of $2.3 million and video releases of television product contributed

$3.7 million. In fiscal 2002, 48 hours of one-hour drama series were delivered for revenue of $34.2 million and television movies contributed revenue of $20.0 million. Domestic deliveries of one-hour drama series in fiscal 2003 included 22 hours of Dead Zone to USA, 8 hours of Tracker and 5 hours of No Boundaries. Video releases included Dead Zone, Superfire, TheVoid and Tracker. In fiscal 2003, Termite Art Productions contributed revenue of $10.4 million on the delivery of 71.5 hours of non-fiction programming including: Unsolved History and Amazing Animals 3. In fiscal 2002, Termite Art Productions delivered 78.5 hours of non-fiction programming for revenue of $15.0 million.

     In animation, CinéGroupe’s revenue of $28.2 million in fiscal 2003 decreased $7.3 million, or 20.6%, compared to $35.5 million in fiscal 2002. In fiscal 2003, a total of 79 half-hours of television programming were delivered including: 17 half-hours of Galidor: Defender of the Outer Dimension, 26 half-hours of Strange Tales, 23 half-hours of Three Pigs and 13 half-hours of Daft Planet. In fiscal 2002, a total of 110.5 half-hours of television programming were delivered including: 26.5 half-hours of Sagwa, The Chinese Siamese Cat, 26 half-hours of What’s With Andy, 21 half-hours of Big Wolf on Campus, 12 half-hours of Wunchpunch, 12 half-hours of Kids From Room 402 and nine half-hours of Galidor: Defender of the Outer Dimension and the motion picture Wilderness Station.

     Studio facilities revenue of $5.4 million in fiscal 2003 increased $1.2 million, or 28.6%, compared to $4.2 million in fiscal 2002 due primarily to an increase in rental rates and stage space.

     CineGate ceased operations in fiscal 2002 upon the rescission of certain tax shelter provisions by the Canadian government. Prior to ceasing operations in fiscal 2002, CineGate arranged and received commission revenue on production financings. In fiscal 2002, CineGate earned commission revenue of $1.5 million on approximately $172.5 million of production financing.

     Direct operating expenses include amortization, participation and residual expenses. Direct operating expenses of $154.4 million for fiscal 2003 were 51.2% of revenue, compared to direct operating expenses of $159.9 million, which were 58.7% of revenue in fiscal 2002. Direct operating expenses for television and animation decreased year over year due to a decrease in revenue. This decrease was offset by an increase in motion picture expenses due to an increase in revenue. However, motion pictures expenses as a percentage of revenue decreased, primarily due to higher margins on titles which contributed significant revenue in fiscal 2003.

     In fiscal 2003, we decreased the provision for doubtful accounts by $3.1 million compared to an increase of $6.9 million in fiscal 2002, of which $2.5 million was to provide for amounts due from a bankrupt customer. The provision for doubtful accounts represents 8.2% of accounts receivable (excluding tax credits receivable) at March 31, 2003 and 10.3% at March 31, 2002. The decrease in the provision year over year is due to collection of $0.7 million of a receivable which was previously provided for in fiscal 2002 and the write off of approximately $6.0 million receivables during fiscal 2003 (which had been fully reserved), offset by an increase in the provision of approximately $3.5 million.

     Distribution and marketing expenses of $96.5 million, increased $20.3 million, or 26.6%, compared to $76.2 million in fiscal 2002. Theatrical P&A in fiscal 2003 was $36.6 million, compared to $33.9 million in fiscal 2002. Theatrical P&A in fiscal 2003 included significant expenditures on titles such as Rules of Attraction and Frailty. Video distribution and marketing costs on motion picture and television product in fiscal 2003 of $51.5 million increased or 24.7% compared to $41.3 million in fiscal 2002 due to an increase in marketing and duplication costs related to the increase in video revenues generated during the year, primarily due to the release of Monster’s Ball. This was offset by duplication credits of $4.6 million received from our primary duplicator during fiscal 2003, based on volume targets and on terms of a new agreement reached with the duplicator.

     General and administrative expenses of $32.3 million in fiscal 2003 decreased $2.4 million, or 6.9%, compared to $34.7 million in fiscal 2002. Television, animation and studios general and administrative expenses remained relatively constant year over year. Motion pictures and corporate expenses decreased primarily because a subsidiary company whose results were consolidated with Lions Gate in fiscal 2002 is equity accounted in fiscal 2003 and because the operations of acquired companies are more fully integrated with Lions Gate.

     Amortization of $5.3 million in fiscal 2003 increased $0.7 million, or 15.2%, from $4.6 million in fiscal 2002 due primarily to increased amortization of capital assets of $0.3 million for the acquisition of animation equipment and of $0.4 million for the new accounting system implemented in June 2002, as fiscal 2003 includes a full year of amortization for the accounting system compared to a partial year of amortization in fiscal 2002.

     Fiscal 2003 interest expense of $10.2 million increased $0.4 million, or 4.1%, from $9.8 million in fiscal 2002 primarily due to $1.6 million decrease in interest capitalized to production costs, resulting from a decline in new production financed by the revolving credit facility in fiscal 2003, partially offset by a $1.1 million decrease in interest expense due to a reduction in total interest-bearing debt and a decrease in annual interest rates.

     Unusual losses of $1.4 million recorded in fiscal 2002 related to a $0.8 million loss recorded on the acquisition of the remaining 50% of Eaton Entertainment LLC, a $0.4 million loss on disposal related to the demolition of an existing structure to provide room to build a new 20,500 square foot sound stage at Lions Gate Studios and the write-off of capital assets relating to the downsizing of our offices.

     On July 10, 2001, a subsidiary of the company completed an equity financing with a third party for $9.2 million. The gain on dilution of the company’s investment was $2.2 million.

     The fiscal 2003 provision for income taxes of $1.9 million consisted of a $1.9 million provision compared to fiscal 2002 which consisted of a $1.3 million provision, partially offset by the recognition of the benefits of income tax losses of $1.0 million. At March 31, 2003, we had Canadian non-capital losses of approximately $30.2 million available to reduce Canadian income taxes carried forward for seven years and $66.4 million for U.S. income tax losses carried forward for 15 to 20 years.

     Other equity interests for the year ended March 31, 2003 includes $0.4 million equity interest in Christal Films Distribution Inc. (“Christal”) which consists of 75% of the net income of Christal and $0.4 million equity interest in the loss of CinemaNow which represents 57.4% of losses of CinemaNow. Other equity interests for the year ended March 31, 2002 include $1.1 million equity interest, representing 63% of the losses of CinemaNow, prior to write-down of the Company’s investment in CinemaNow. At March 31, 2002, the Company was required by Canadian and U.S. GAAP to reassess the carrying value of its investment in CinemaNow as CinemaNow had experienced recurring losses and could not demonstrate with reasonable certainty that it had twelve months of cash to fund operations. The resulting write-down of the investment of $13.4 million, which had no impact on fiscal 2002 cash flows, was expensed as write-down in investments subject to significant influence in the consolidated statement of operations. During the quarter ending March 31, 2003, the Company purchased $0.4 million of Series C Convertible Preferred Shares of CinemaNow as part of a CinemaNow round of financing. The round of financing and conversion of a debenture decreased the Company’s voting and economic interests from 63% to 57.4%. As a result of the new investment in CinemaNow, the Company recorded equity interest in the loss of CinemaNow from the date of the new investment.

     Loss from discontinued operation for the year ended March 31, 2003 of $0 compares to loss from discontinued operation for the year ended March 31, 2002 of $19.0 million. Effective April 1, 2002, the carrying value of the Company’s investment in Mandalay Pictures, LLC (“Mandalay”) was presented as a discontinued operation as it was expected to be sold by the end of fiscal year 2003. During fiscal 2003, the Company received distributions of $2.4 million from Mandalay under a prior agreement. On November 8, 2002, the Company sold its investment in Mandalay for cash of $4.2 million and an interest bearing convertible promissory note totaling $3.3 million. The note, bearing interest at 6%, is payable $1.3 million on December 31, 2005, $1.0 million on December 31, 2006 and $1.0 million on December 31, 2007. No gain or loss was recorded on the sale, as the Company’s carrying value of $7.5 million equaled the sales price. In fiscal 2002, the Company received cash of $5.4 million from Mandalay, which was recorded as a reduction in the Company’s investment in Mandalay. For the year ended March 31, 2002, the Company recorded a $8.4 million equity interest in the losses of Mandalay and a $10.6 million write-down of the investment in Mandalay to its estimated fair value at March 31, 2002 of $10.0 million. The equity loss and the write-down were included as a component of loss from discontinued operation.

     Income from continuing operations, loss from discontinued operation and net income for the year ended March 31, 2003 were $1.1 million, $0 and $1.1 million, respectively, or loss per share of $0.06, loss per share of $0 and loss per share of $0.06, respectively, on 43.2 million weighted average common shares outstanding (after giving effect to the Series A Preferred Share dividends and accretion on the Series A Preferred Shares). This compares to loss from continuing operations, loss from discontinued operation and net loss for the year ended March 31, 2002 of $28.0 million, $19.0 million and $47.0 million, respectively, or loss per share of $0.74, loss per share of $0.44 and loss per share of $1.18, respectively, on 42.8 million weighted average common shares outstanding (after giving effect to the Series A Preferred Share dividends and accretion on the Series A Preferred Shares).

     Under U.S. GAAP, the net loss for the year ended March 31, 2003 was $3.8 million. The income under U.S. GAAP is less than under Canadian GAAP, due primarily to Mandalay’s net loss of $2.1 million for the period ending November 8, 2002, the date of the sale of the Company’s investment in Mandalay and for the interest swap mark-to-market of $3.2 million. Under U.S. GAAP, the investment in Mandalay is not considered a discontinued operation and would be accounted for using the equity method, as described in note 22(b) of our accompanying financial statements. Under U.S. GAAP, the interest swap does not meet the criteria of an effective hedge and therefore the fair market value of $3.2 million is recorded in the statement of operations, as described in note 22(d) of our accompanying financial statements.

     Fiscal 2002 compared to Fiscal 2001

     Revenues in fiscal 2002 of $272.5 million increased $84.8 million, or 45.2%, compared to $187.7 million in fiscal 2001.

     Motion pictures revenue of $160.6 million in fiscal 2002 increased $44.9 million, or 38.8%, compared to $115.7 million in fiscal 2001. The increase was due primarily to the inclusion of the Trimark operations for the full fiscal 2002 period compared to the inclusion of Trimark’s post-acquisition revenue for the period October 13, 2000 to March 31, 2001 of $33.4 million in fiscal 2001. Theatrical revenue of $27.9 million increased $14.7 million or 111.4% compared to $13.2 million in fiscal 2001. Significant theatrical releases in fiscal 2002 included: Monster’s Ball with revenue of $7.5 million; O, with revenue of $5.3 million; and The Wash, with revenue of $3.2 million. Other significant theatrical releases include Amores Perros, Les Boys 3, Lantana and Songcatcher. Video revenue of $98.7 million increased $33.0 million, or 50.2%, in fiscal 2002 compared to $65.7 million in fiscal 2001. Significant video releases in fiscal 2002 included O, which was released on video on February 19, 2002 and earned revenue in excess of $14.1 million in the last six weeks of fiscal 2002; The Wash, with video revenue in excess of $6.4 million; and Shadow of the Vampire, with video revenue in excess of $3.2 million. International revenues were relatively consistent year-over-year, while television revenue from motion pictures decreased $4.1 million in fiscal 2002 to $8.1 million due to the timing of the availability of the television windows.

     Television production revenue of $70.7 million in fiscal 2002 increased by $23.2 million, or 48.8%, from $47.5 million in fiscal 2001, due primarily to the increased number of hours delivered in fiscal 2002 in all television divisions. In fiscal 2002, 48 hours of one-hour drama series were delivered, contributing revenue of $34.2 million. Deliveries in fiscal 2002 included: 22 episodes of Mysterious Ways to PAXTV, NBC (eight of 22 episodes), CTV in Canada and Columbia Tristar internationally; 14 episodes of Tracker to the U.S. syndication market, CHUM Television in Canada, Telemunchen in Germany and other international broadcasters; eight episodes of No Boundaries to WB Network in the U.S., CanWest Global in Canada and international broadcasters; two episodes of Dead Zone to UPN in the U.S. and Paramount internationally; and two episodes of Iron Chef to UPN in the U.S., City TV and Alliance Atlantis in Canada, and international broadcasters. In fiscal 2001, 29 hours of one-hour drama series were delivered for revenue of $29.6 million. Television movies contributed revenue of $20.0 million in fiscal 2002. Deliveries included: Superfire to ABC and international broadcasters; The Pilot’s Wife to CBS in the U.S. and international broadcasters; and Attack on the Queen to TBS in the U.S. and international broadcasters. In fiscal 2001, one television movie was delivered to international territories. In fiscal 2002, Termite Art Productions contributed revenue of $15.0 million on the delivery of 78.5 hours of non-fiction programming including 25.5 hours of Amazing Animal Videos to Animal Planet, 13 hours of Incredible Vacation Videos to Travel Channel, six and one-half hours of Wild Rescues to Animal Planet and five hours of MTV Video Party to MTV. In fiscal 2001, Termite Art Productions delivered 68.5 hours of non-fiction programming for revenue of $12.2 million.

     In animation, CinéGroupe’s revenue of $35.5 million in fiscal 2002 increased $15.8 million, or 80.2%, compared to $19.7 million in fiscal 2001. The increase was primarily due to increased deliveries in fiscal 2002. In fiscal 2002, a total of 110.5 half-hours of television programming were delivered (compared to 81.5 half-hours in fiscal 2001) including: 26.5 half-hours of Sagwa, The Chinese Siamese Cat to PBS in the U.S. and TVO in Canada; 26 half-hours of What’s With Andy to ABC Family in the U.S. and Teletoon in Canada; 21 half-hours of Big Wolf on Campus to ABC Family in the U.S. and YTV in Canada; 12 half-hours of Wunchpunch to Radio Canada and Saban internationally; 12 half-hours of Kids From Room 402 to ABC Family in the U.S. and Teletoon and TQS in Canada; and nine half-hours of Galidor: Defender of the Outer Dimension to Fox Kids and Lego in the U.S. and YTV in Canada. In addition, the motion picture Wilderness Station was delivered to distribution partners around the world. CinéGroupe Library revenue of $3.0 million, interactive revenue of $0.6 million and service and other revenue of $0.1 million were earned in fiscal 2002, compared to $0.8 million, $0.5 million and $0.9 million, respectively, in fiscal 2001.

     Studio facilities revenue of $4.2 million in fiscal 2002 increased $0.5 million, or 13.5%, compared to $3.7 million in fiscal 2001 due primarily to an improvement in occupancy levels and revenues generated from additional services now offered at the studios including lighting, equipment and furniture rentals.

     Prior to CineGate ceasing operations in fiscal 2002, we arranged financing and received commission revenue on production financings arranged for CineGate. We earned commission revenue of $1.5 million in fiscal 2002 on approximately $172.5 million of production financing arranged through the CineGate joint venture, compared to revenue of $1.1 million earned in fiscal 2001. CineGate ceased operations in fiscal 2002 upon the rescission of certain tax shelter provisions by the Canadian government.

     Direct operating expenses of $159.9 million for fiscal 2002 were 58.7% of revenue, compared to direct operating expenses of $104 million, which were 55.4% of revenue in fiscal 2001. Direct operating expenses as a percentage of revenue increased in fiscal 2002 primarily due to the loss recognized on the delivery of the 14 episodes of Tracker, the impact of the significant theatrical and video revenues on O (a distribution service deal with 15% fees), and the softening of the European marketplace, which has resulted in increased provisions for bad debts. In fiscal 2002, we increased our provision for doubtful accounts by $6.9 million (including $1.6 million relating to KirchMedia) and wrote off or cancelled contracts directly against revenue totaling $1.9 million. Excluding tax credits receivable, the provision for doubtful accounts at March 31, 2002 represented 11.6% of accounts receivable, compared to 4.5% at March 31, 2001.

     Our P&A expenses of $76.2 million more than doubled in fiscal 2002, increasing $41.8 million, or 121.5%, compared to $34.4 million in fiscal 2001. P&A increased year-over-year primarily due to the advertising expenditures on the more significant theatrical and video releases in fiscal 2002. Theatrical P&A in fiscal 2002 was $33.9 million, compared to $21.8 million in fiscal 2001. Video P&A of $41.3 million compared to $11.6 million in fiscal 2001 due to the significant increase in video activity and video releases being brought “in-house.” Revenues earned on videos released through our Universal output deal, which expired on August 31, 2002, were recorded net of distribution and marketing expenses. In fiscal 2002, our most significant video releases, O and The Wash, were released directly by us, outside of the Universal output deal.

     General and administrative expenses of $34.7 million in fiscal 2002 increased $9.6 million, or 38.2%, compared to $25.1 million in fiscal 2001. In motion pictures, general and administrative expenses increased $4.4 million, or 28.8%, to $19.7 million in fiscal 2002 from $15.3 million in fiscal 2001 primarily as a result of a full year of combined operations with Trimark and the growth of the production and theatrical and video distribution businesses. Television general and administrative expenses of $3.4 million in fiscal 2002 were virtually unchanged year-over-year. Animation general and administrative expenses increased $0.8 million, or 44.4%, to $2.6 million in fiscal 2002 from $1.8 million in fiscal 2001 due to the creation of an international sales department and increased head count at the corporate head office. General and administrative expenses in the corporate office of $8.7 million in fiscal 2002 increased $4.6 million, or 112.2%, from $4.1 million in fiscal 2001 primarily due to increased headcount as a result of growth in corporate administration and support functions.

     Amortization of $4.6 million in fiscal 2002 decreased $1.1 million, or 19.3%, from $5.7 million in fiscal 2001 due primarily to a decrease in goodwill amortization of $1.8 million year-over-year as a result of the adoption of CICA 3062, which was partially offset by increased amortization of capital assets of $0.9 million, primarily in animation, pertaining to the acquisition of animation and technical services equipment financed through capital leases.

     Fiscal 2002 interest expense of $9.8 million increased by $2.1 million, or 27.3%, from $7.7 million in fiscal 2001 due to interest on borrowings used to finance the purchase of Trimark and increased production and acquisition activity, and bank charges related to bank facilities, which amounts were partially offset by decreased interest rates.

     Unusual losses of $1.4 million recorded in fiscal 2002 related to a $0.8 million loss recorded on the acquisition of the remaining 50% of Eaton Entertainment LLC, a $0.4 million loss on disposal related to the demolition of an existing structure to provide room to build a new 20,500 square foot sound stage at Lions Gate Studios and the write-off of capital assets relating to the downsizing of our offices.

     On July 10, 2001, a subsidiary of the company completed an equity financing with a third party for $9.2 million. The gain on dilution of the company’s investment was $2.2 million (net of income taxes of $0).

     The fiscal 2002 provision for income taxes of $0.3 million consisted of a $1.3 million provision for income taxes, partially offset by the recognition of the benefits of income tax losses of $1 million. At March 31, 2002, we had Canadian non-capital losses of approximately $28.5 million available to reduce Canadian income taxes carried forward for seven years and $38.1 million for U.S. income tax losses carried forward for 15 to 20 years.

     The $1.1 million equity interest in the loss of CinemaNow represented 63% of the operating losses of CinemaNow for the nine months ended December 31, 2001, compared to a $1.0 million equity interest in the loss for the year ended March 31, 2001. At March 31, 2002 the Company was required by Canadian and U.S. GAAP to reassess the carrying value of its investment in CinemanNow as CinemaNow had experienced recurring losses and could not demonstrate with reasonable certainty that it had twelve months of cash to fund operations. The resulting write-down of the investment of $13.4 million, which had no impact on fiscal 2002 cash flows, was expensed as write-down in investments subject to significant influence in the consolidated statement of operations.

     Loss from discontinued operation for the year ended March 31, 2002 of $19.0 million compares to loss from discontinued operation for the year ended March 31, 2001 of $5.5 million. In fiscal 2002, the Company received cash of $5.4 million from Mandalay, which was recorded as a reduction in the Company’s investment in Mandalay. With the authority granted by the Board of Directors, prior to the close of the fourth quarter of fiscal 2002, management committed to a plan to divest its ownership interest in Mandalay. Mandalay was written down to its estimated fair value at March 31, 2002 of $10.0 million. Such estimated fair value was supported by cash expected to be received from Mandalay under a prior agreement and estimated proceeds from the sale of the Company’s ownership interest in Mandalay. The resulting write-down of $10.6 million is included as a component of loss from discontinued operations. The fiscal 2002 loss from discontinued operation also includes 100% of the operating loss of Mandalay of $7.0 million and amortization of previously deferred pre-operating costs of $1.4 million. The fiscal 2001 loss from discontinued operation represents 100% of the operating loss of Mandalay of $4.3 million and amortization of previously deferred pre-operating costs of $1.2 million.

     Loss from continuing operations, loss from discontinued operation and net loss for the year ended March 31, 2002 were $28.0 million, $19.0 million and $47.0 million, respectively, or loss per share of $0.74, loss per share of $0.44 and loss per share of $1.18, respectively, on 42.8 million weighted average common shares outstanding (after giving effect to the Series A Preferred Share dividends and accretion on the Series A Preferred Shares). This compares to income from continuing operations, loss from discontinued operation and net income for the year ended March 31, 2001 of $11.3 million, $5.5 million and $5.8 million, respectively, or income per share of $0.21, loss per share of $0.15 and income per share of $0.06, respectively on 36.2 million weighted average common shares (after giving effect to the Series A Preferred Share dividends and accretion on Series A Preferred Shares).

     Under U.S. GAAP the net loss for the year ended March 31, 2002 was $43.5 million. The loss under U.S. GAAP is less than under Canadian GAAP, due primarily to the add back of the amortization of pre-operating costs relating to Mandalay Pictures and our television one-hour series business, as described in notes 21(a) and 21(b).

EBITDA

     EBITDA, defined as earnings before interest, provision for income taxes, amortization, minority interests, gain on dilution of investment in subsidiary and discontinued operation, of $18.7 million for the year ended March 31, 2003 increased $32.9 million, or 231.7%, compared to negative EBITDA of $14.2 million for the year ended March 31, 2002, which had decreased $37.3 million, or 161.5%, compared to $23.1 million for the year ended March 31, 2001.

     EBITDA is a non-GAAP financial measure. Management believes EBITDA to be a meaningful indicator of our performance that provides useful information to investors regarding our financial condition and results of operations. Presentation of EBITDA is consistent with our past practice, and EBITDA is a non-GAAP financial measure commonly used in the entertainment industry and by financial analysts and others who follow the industry to measure operating performance. While management considers EBITDA to be an important measure of comparative operating performance, it should be considered in addition to, but not as a substitute for, operating income, net income and other measures of financial performance reported in accordance with GAAP. EBITDA does not reflect cash available to fund cash requirements. Not all companies calculate EBITDA in the same manner and the measure as presented may not be comparable to similarly-titled measures presented by other companies.

     The following table reconciles EBITDA to net income (loss):

	Year Ended March 31,

	2003	2002	2001

	(Amounts in thousands)
EBITDA, as defined	$18,667	$(14,224)	$23,127
Amortization	(5,347)	(4,554)	(5,695)
Interest	(10,239)	(9,828)	(7,716)
Minority interests	(45)	(1,221)	(586)
Gain on dilution of investment in subsidiary	—	2,186	—
Income taxes	(1,910)	(321)	2,190
Loss from discontinued operation	—	(18,997)	(5,517)

Net income (loss)	$1,126	$(46,959)	$5,803

Liquidity and Capital Resources

     Our liquidity and capital resources are provided principally through cash generated from operations, a $200 million revolving credit facility with J.P. Morgan Chase Bank, German tax shelter financing, and production loans.

     Bank loans. The $200 million revolving credit facility with J.P. Morgan Chase Bank is limited by our borrowing base, which includes certain accounts receivable and credits for our film and television program library. At March 31, 2003, the borrowing base assets totaled $166.4 million and we had drawn $125.4 million of our $200 million revolving credit facility. At June 26, 2003, $51.6 million is available under our credit facility. Currently, the credit facility bears interest at 2.5% over the Adjusted LIBOR, or the Canadian Banker Acceptance rate, or 1.5% over the U.S. or Canadian prime rates. At March 31, 2003, the revolving credit facility has an average variable interest rate of U.S. prime minus 0.39% on principal of $108.6 million and an average variable interest rate of Canadian prime plus 1.06% on principal of $16.8 million. U.S. and Canadian prime interest rates at March 31, 2003 were 4.25% and 4.75%, respectively. The Company entered into a $100 million interest rate swap at an interest rate of 3.08%, commencing January 2003 and ending September 2005. The swap is in effect as long as three month LIBOR is less than 5.0%. Unrecognized losses at March 31, 2003 amount to $3.2 million. Our credit facility contains various covenants, including limitations on indebtedness, dividends and capital expenditures, and maintenance of certain financial ratios. Although we are in compliance with all terms of our credit facility, there can be no assurances that we will remain in compliance with such covenants or other conditions under our credit facility in the future. We anticipate continued borrowing under our credit facility. We entered into a $100 million interest rate swap at an interest rate of 3.08%, commencing January 2003 and ending September 2005. The swap is in effect as long as three month LIBOR is less than 5.0%.

     Filmed Entertainment Backlog. Backlog represents the amount of future revenue not yet recorded from executed contracts for the licensing of motion pictures and television product for television exhibition and in international markets. Backlog at March 31, 2003 and at March 31, 2002 is approximately $47.3 million and $35.2 million, respectively.

     Cash flows provided by (used in) operating activities. Cash flows provided by operating activities in the year ended March 31, 2003 were $10.8 million compared to cash flows used in operating activities of $60.7 million in the year ended March 31, 2002 and $34.1 million in the year ended March 31, 2001. In fiscal 2003, the Company increased cash flow provided by accounts receivable and decreased investment in motion pictures and television, compared to fiscal 2002.

     Cash flows provided by (used in) financing activities. Cash flows used in financing activities in the year ended March 31, 2003 were $14.3 million compared to cash flows from financing activities of $54.8 million in the year ended March 31, 2002 and $54.5 million in the year ended March 31, 2001, due primarily to the net repayment of bank loans and production and distribution loans of $17.9 million in fiscal 2003, partially offset by the net proceeds from long term debt of $4.7 million.

     Cash flows provided by (used in) investing activities. Cash flows provided by investing activities of $4.5 million in the year ended March 31, 2003 is primarily due to $2.4 million received from Mandalay Pictures as distributions under a prior agreement and $4.2 million as proceeds from the sale of the Company’s investment in Mandalay Pictures. Cash flows from investing activities of $7.3 million in the year ended March 31, 2002 is due to the $9.2 million third party investment in a subsidiary and $5.4 million received from Mandalay Pictures, partially offset by additions to animation and studio property and equipment of $7.7 million. In fiscal 2001, the majority of the $29.7 million use of cash in investing activities was due to the acquisition of Trimark.

     Anticipated cash requirements. The nature of our business is such that significant initial expenditures are required to produce and acquire motion pictures and television programs, while revenues from these motion pictures and television programs are earned over an extended period of time after their completion or acquisition. As our operations grow, our financing requirements are expected to grow and management projects the continued use of cash in operating activities and therefore we are dependent on continued access to external sources of financing. We believe that cash flow from operations, cash on hand, credit lines available and tax shelter financing available will be adequate to meet known operational cash requirements for the foreseeable future, including the funding of future motion picture and television production, motion picture rights acquisitions, and theatrical and video release schedules. We monitor our cash flow, interest coverage, liquidity, capital base and debt-to-total capital ratios with the long-term goal of maintaining our creditworthiness.

     Our current financing strategy is to finance corporate operations and to leverage investment in motion picture and television programs through equity, operating credit facilities and single-purpose production financing. We usually obtain financing commitments, including, in some cases, funds from government incentive programs and foreign distribution commitments. These commitments have averaged at least 70% of the budgeted third-party costs of a project before commencing production. In addition, we may acquire businesses or assets, including individual films or libraries, that are complementary to our business. Such a transaction could be financed through our equity, cash flow from operations or debt facilities.

     Principal debt repayments due during the year ending March 31, 2004 of $71.4 million consist principally of $10.7 million of mortgages on the studio facilities, $20.9 million of production loans, $19.8 million of German tax shelter financings and $11.2 of convertible subordinated notes. Mortgages due will be refinanced. Production loans of $15.2 million are secured by accounts receivable, which we expect to collect and use for repayment of these loans. Other repayments due are expected to be paid through cash generated from operations or from the available borrowing capacity from our $200 million credit facility with J.P. Morgan Securities.

     Our 5.25% Convertible Redeemable Series A Preferred Shares are entitled to cumulative dividends, as and when declared by the board of directors, payable semi-annually on the last day of March and September of each year. Dividends payable on Series A Preferred shares for the year ending March 31, 2004 is estimated to be $0.5 million after taking into account the effect of the repurchase of Series A Preferred Shares in June 2003. We have the option of paying such dividends either in cash or additional Series A Preferred Shares. We do not pay and do not intend to pay, and are restricted from paying by our revolving credit facility, dividends on common shares. We believe it to be in the best interest of shareholders to invest all available cash in the expansion of our business.

     Commitments. The table below presents future commitments under contractual obligations and commercial commitments at March 31, 2003 by expected maturity date.

	Expected Maturity Date

	Year Ending March 31,

	2004	2005	2006	2007	2008	Thereafter

		Year Ending March 31,

Operating leases	$2,427	$2,216	$1,501	$1,107	$704	$885
Employment contracts	9,333	2,567	574	15	—	—
Minimum guarantees to acquire distribution rights	16,850	—	1,975	—	—	—
Distribution and marketing commitments	15,709	—	—	—	—	—

	$44,319	$4,783	$4,050	$1,122	$704	$885

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Currency and Interest Rate Risk Management

     Market risks relating to our operations result primarily from changes in interest rates and changes in foreign currency exchange rates. Our exposure to interest rate risk results from the financial debt instruments that arise from transactions entered into during the normal course of business. As part of our overall risk management program, we evaluate and manage our exposure to changes in interest rates and currency exchange risks on an ongoing basis. Hedges and derivative financial instruments will be used in the future, within guidelines approved or to be approved by the board of directors for counterpart exposure, limits and hedging practices, in order to manage our interest rate and currency exposure. We have no intention of entering into financial derivative contracts, other than to hedge a specific financial risk.

     Currency Rate Risk. We incur certain operating and production costs in foreign currencies and are subject to market risks resulting from fluctuations in foreign currency exchange rates. Our principal currency exposure is between Canadian and U.S. dollars, although this exposure has been significantly mitigated through the structuring of the $200 million revolving credit facility as a $25 million Canadian dollar facility and a $175 million U.S. dollar credit facility. Each facility is borrowed and repaid in the respective country of origin, in local currency. We also enter into foreign exchange contracts to hedge future production expenses denominated in Canadian dollars. Gains and losses on the foreign exchange contracts are capitalized and recorded as production costs when the gains and losses are realized. As at March 31, 2003, there were no foreign exchange contracts outstanding. During the fiscal year, we completed foreign exchange contracts denominated in Canadian dollars. The net gains resulting from the completed contracts amounted to $0.3 million. These contracts are entered into with a major financial institution as counterpart. The Company is exposed to credit loss in the event of nonperformance by the counterpart, which is limited to the cost of replacing the contracts, at current market rates. There are no unrecognized gains or losses at March 31, 2003. These forward exchange contracts do not subject us to risk from exchange rate movements because gains and losses on the contracts offset losses and gains on the transactions being hedged. No collateral or other security was pledged as security to support these financial instruments. We currently intend to continue to enter into such contracts to hedge against future material foreign currency exchange rate risks.

     Interest Rate Risk. We are exposed to cash flow risk due to changes in market interest rates related to our outstanding debt. For example, our credit facilities and some of our long-term debt bears interest on borrowings outstanding at various time intervals and at market rates based on either the Canadian prime rate or the U.S. prime rate, plus a margin ranging from -0.43% to 4.0%. Our principal risk with respect to our long-term debt is interest rate risk, to the extent not mitigated by interest rate swap and foreign exchange contracts. We entered into a $100.0 million interest rate swap at an interest rate of 3.08%, commencing January 2003 and ending September 2005. The swap is in effect as long as three month LIBOR is less than 5.0%. Unrecorded losses at March 31, 2003 amount to $3.2 million. The table below presents principal debt repayments and related weighted average interest rates for our credit facilities and long-term debt obligations at March 31, 2003 by expected maturity date.

			Expected Maturity Date
			Year Ending March 31,
	2004	2005	2006	2007	2008	Thereafter

			(Amounts in thousands)
Bank Loans:
Variable(1)	$—	$—	$125,345	$—	$—	$—
Variable(2)	5,576	—	—	—	—	—
Long-term Debt:
Fixed(3)	21,883	—	1,594	—	1,110	—
Fixed(4)	19,839	—	5,513	—	—	—
Fixed(5)	1,384	632	—	—	—	—
Variable(6)	17,121	576	33	33	33	33
Variable(7)	5,611	—	1,104	—	—	—

	$71,414	$1,208	$133,589	$33	$1,143	33

(1)	Revolving credit facilities, which expire September 25, 2005. Average variable interest rate on principal of $16,761 equal to Canadian prime plus 1.1% and average variable interest rate on principal of $108,584 equal to U.S. prime minus 0.39%.

(2)	Demand loans at Canadian prime plus 0% — 4%, a line of credit due July 31, 2003 at Canadian prime plus 1%, and another line of credit due September 1, 2003 at Canadian prime.

(3)	Average fixed interest rate equal to 6.44%.

(4)	Non-interest bearing.

(5)	Average fixed interest rate equal to 10.8%.

(6)	Majority consists of production loans secured by accounts receivable. Average variable interest rate on production loans equal to Canadian prime plus 1.58%.

(7)	Production loans with an average variable interest rate equal to US prime plus 0.37%.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Auditors’ Report and our Consolidated Financial Statements and Notes thereto appear in a separate section of this report (beginning on page F-1 following Part IV). The index to our Consolidated Financial Statements is included in Item 15.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Ernst & Young LLP have been our auditors since August 2001. PricewaterhouseCoopers LLP, or PwC, were our auditors for the fiscal year ended March 31, 2001 and had been our auditors since November 1997. On July 29, 2001, the board of directors, upon the recommendation of the Audit Committee and the company’s senior management, requested the resignation of PwC as the company’s auditors effective as of July 24, 2001.

     PwC’s reports on the consolidated financial statements for fiscal years ended March 31, 2001 and 2000 did not contain an adverse opinion, disclaimer of opinion, or qualification or modification as to uncertainty, audit scope or accounting principles. In addition, there were no disagreements within the meaning of Item 304(a)(1)(iv) of the Securities and Exchange Commission Regulation S-K for the fiscal years ended March 31, 2001 and 2000 and the interim period ended July 29, 2001.

     In August 2001, PwC advised us and the Audit Committee of the following matters under Item 304(a)(1)(v):

     1.     We did not then have procedures that were effective in ensuring that the information relevant to international sales revenue recognition was collected and reported to ensure that the timing of certain revenue recognition was appropriate.

     2.     A number of material adjustments recorded by management were identified by the auditors during the audit. The auditors advised that while internal controls over systems were adequate, lack of timely monitoring controls over systems output and accounting entries, such as reconciliations of account balances, analysis and review of transactions, balances and adjustments, may have contributed to the number of adjustments. The auditors advised that they were not able to determine whether the matters raised were related solely to significant events that occurred during the year ended March 31, 2001 as the auditors were dismissed upon completion of the audit for the year ended March 31, 2001.

     3. We were advised to undertake additional training and support of its accounting employees and management to ensure employees and management are able to fulfill their assigned functions.

     In response to PwC’s comment 1, we continue to monitor our international sales revenue recognition practices in light of our ongoing development.

     In response to PwC’s comment 2, we note again that PwC advised the Audit Committee at the conclusion of its audit that our internal controls were adequate, however, management acknowledges that certain processes could be improved upon. We are committed to a strong internal control environment and related processes.

     In response to PwC’s comment 3, we note that in fiscal 2001 we had grown substantially and as we continue to grow, we will continue to hire and train staff to support the accounting function.

     PwC’s letter stating that it agrees with the above statements is filed as an exhibit to this report.

PART III

     The information required by Items 10, 11, 12 and 13 of Part III of this annual report on Form 10-K is incorporated by reference from and will be contained in our definitive proxy statement for our annual meeting of shareholders to be filed with the U.S. Securities and Exchange Commission by July 29, 2003 except as set forth under Item 12 below.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information relating to directors required by this item will be contained under the captions “Information Regarding the Board of Directors and Committees of the Board of Directors” in a definitive Proxy Statement, which the registrant will file with the U.S. Securities and Exchange Commission not later than 120 days after March 31, 2003 (the “Proxy Statement”), and such information is incorporated herein by reference.

     The information relating to executive officers required by this item is included herein in Part I under the caption “Management.”

     The information required pursuant to Item 405 of Regulation S-K will be contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement, and such information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

     The information required by this item will be contained under the captions “Executive Compensation” and “Employment Contracts, Termination of Employment and Change-in-Control Arrangements” in the Company’s Proxy Statement, and such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     The information required by this item will be contained under the captions “Executive Compensation” and “Equity Compensation Plan Information for Fiscal 2003” in the Company’s Proxy Statement, and such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this item is contained under the caption “Certain Transactions” in the Company’s Proxy Statement, and such information is incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES.

     (a)  Evaluation of disclosure controls and procedures.

     The term “disclosure controls and procedures” is defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934 (the “Exchange Act”). These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of a date within 90 days before the filing of this report (the “Evaluation Date”), and they have concluded that, as of the Evaluation Date, such controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

     (b)  Changes in internal controls.

     Subsequent to the Evaluation Date, there have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)	The following documents are filed as part of this report:

1.	Financial Statements

The financial statements listed on the accompanying Index to Financial Statements are filed as part of this report at pages F-1 to F-63.

2.	Exhibits

The exhibits listed on the accompanying Index to Exhibits are filed as part of this report at pages 55 to 56.

(b)	Reports on Form 8-K

There were no reports on Form 8-K filed during the quarter ended March 31, 2003.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIONS GATE ENTERTAINMENT CORP.

DATE: June 30, 2003	By:	/s/ André Link

André Link

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     We the undersigned directors and officers of Lions Gate Entertainment Corp. hereby constitute and appoint Jon Feltheimer, James Keegan, and Wayne Levin, or any of them, our true and lawful attorneys and agents, with full power of substitution and resubstitution, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, that said attorneys and agents, or any of them, may deem necessary or advisable to enable said corporation to comply with the Securities and Exchange Act of 1934, as amended, any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this report, including specifically, but not limited to, power and authority to sign for us or any of us in our names and in the capacities indicated below, any and all amendments and supplements to this report, and we hereby ratify and confirm all that the said attorneys and agents, or any of them, shall do or cause to be done by virtue hereof.

Signatures	Title	Date

/s/ Mark Amin
Mark Amin	Vice Chairman and Director	June 30, 2003

/s/ Thomas Augsberger
Thomas Augsberger	Director	June 30, 2003

/s/ Michael Burns
Michael Burns	Vice Chairman and Director	June 30, 2003

/s/ Drew Craig
Drew Craig	Director	June 30, 2003

/s/ David Doerksen
David Doerksen	Director	June 30, 2003

/s/ Arthur Evrensel
Arthur Evrensel	Director	June 30, 2003

/s/ Jon Feltheimer
Jon Feltheimer	Chief Executive Officer and Director (Principal Executive Officer)	June 30, 2003

Signatures	Title	Date

/s/ James Keegan James Keegan	Chief Administrative Officer and Chief Financial Officer (Principal Accounting and Financial Officer)	June 30, 2003

/s/ Gordon Keep Gordon Keep	Senior Vice President, Secretary and Director	June 30, 2003

/s/ Morley Koffman Morley Koffman	Director	June 30, 2003

/s/ Patrick Lavelle Patrick Lavelle	Director	June 30, 2003

/s/ André Link André Link	Chairman of the Board of Directors and President	June 30, 2003

Harald Ludwig	Vice Chairman and Director	June , 2003

/s/ Gary Newton Gary Newton	Director	June 30, 2003

/s/ G. Scott Paterson G. Scott Paterson	Director	June 30, 2003

/s/ Jeff Sagansky Jeff Sagansky	Director	June 30, 2003

/s/ E. Duff Scott E. Duff Scott	Director	June 30, 2003

/s/ Harry Sloan Harry Sloan	Director	June 30, 2003

/s/ Mitchell Wolfe Mitchell Wolfe	Director	June 30, 2003

CERTIFICATION

I, Jon Feltheimer, Chief Executive Officer, certify that:

1.     I have reviewed this annual report on Form 10-K of Lions Gate Entertainment Corp.;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 30, 2003
/s/ Jon Feltheimer

Jon Feltheimer Chief Executive Officer

CERTIFICATION

I, James Keegan, Chief Financial Officer, certify that:

1.     I have reviewed this annual report on Form 10-K of Lions Gate Entertainment Corp.;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 30, 2003	/s/ James Keegan

James Keegan Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
Number	Description of Documents

3.1(1)	Articles of Incorporation

3.2(2)	Amendment to Articles of Incorporation to Provide Terms of the Series A Preferred Shares dated as of December 20, 1999

3.3(3)	Amendment to Articles of Incorporation to Provide Terms of the Series B Preferred Shares dated as of September 26, 2000

4.1(1)	Trust Indenture between the company and CIBC Mellon Trust Company dated as of April 15, 1998

4.2(2)	Warrant Indenture between the company and CIBC Mellon Trust Company dated as of December 30, 1999

10.1(4)	Amended Employees’ and Directors’ Equity Incentive Plan

10.2(5)	Form of Incentive Plan Stock Option Agreement

10.3(6)	Registration Rights Agreement dated as of June 6, 2000, by and among the company, Mark Amin and Reza Amin

10.4(7)	Registration Rights Agreement dated as of May 14, 2003, by and between the company and ENT Holding Corporation

10.5(8)	Amended and Restated Unanimous Shareholders Agreement of CinéGroupe Corporation dated as of July 10, 2001

10.6(6)	Employment Agreement between the company and Mark Amin dated June 6, 2000

10.7	Amendment to Employment Agreement between the company and Mark Amin

10.8(4)	Employment Agreement between the company and Marni Wieshofer dated August 26, 2000

10.9	Amendment to Employment Agreement between the company and Marni Wieshofer

10.10	Second Amendment to Employment Agreement between the company and Marni Wieshofer

10.11(4)	Employment Agreement between the company and Jon Feltheimer dated February 27, 2001

10.12	Employment Agreement between the company and John Dellaverson dated April 1, 2003

10.13(5)	Employment Agreement between the company and Michael Burns dated April 1, 2002

10.14	Assignment of Employment Agreement dated June 5, 2003

10.15(5)	Employment Agreement between the company and James Keegan dated April 16, 2002

10.16(5)	Consulting Agreement between the company and Beaconsfield Management Services Ltd. f/s/o Gordon Keep dated April 1, 2003

10.17(4)	Ignite, LLC and Lions Gate Films Inc. deal memo dated February 15, 2001

10.18(8)	Amendment #2 dated May 13, 2002 to Ignite, LLC and Lions Gate Films Inc. deal memo dated February 15, 2001

10.19(9)	Credit, Security, Guaranty and Pledge Agreement by and among Lions Gate Entertainment Corp., Lions Gate Entertainment Inc., the Guarantors referred to therein, the Lenders referred to therein, The Chase Manhattan Bank, National Bank of Canada, and Dresdner Bank AG, New York and Grand Cayman Branches dated as of September 25, 2000

10.20(9)	First Amendment dated as of April 4, 2001 to the Credit, Security, Guaranty and Pledge Agreement by and among Lions Gate Entertainment Corp., Lions Gate Entertainment Inc., the Guarantors referred to therein, the Lenders referred to therein, The Chase Manhattan Bank, National Bank of Canada, and Dresdner Bank AG, New York and Grand Cayman Branches dated as of September 25, 2000

10.21(9)	Second Amendment dated as of May 30, 2001 to the Credit, Security, Guaranty and Pledge Agreement by and among Lions Gate Entertainment Corp., Lions Gate Entertainment Inc., the Guarantors referred to therein, the Lenders referred to therein, The Chase Manhattan Bank, National Bank of Canada, and Dresdner Bank AG, New York and Grand Cayman Branches dated as of September 25, 2000

10.22(9)	Third Amendment dated as of July 31, 2001 to the Credit, Security, Guaranty and Pledge Agreement by and among Lions Gate Entertainment Corp., Lions Gate Entertainment Inc., the Guarantors referred to therein, the Lenders referred to therein, The Chase Manhattan Bank, National Bank of Canada, and Dresdner Bank AG, New York and Grand Cayman Branches dated as of September 25, 2000

Exhibit
Number	Description of Documents

10.23(6)	Fourth Amendment dated as of February 6, 2002 to the Credit, Security, Guaranty and Pledge Agreement by and among Lions Gate Entertainment Corp., Lions Gate Entertainment Inc., the Guarantors referred to therein, the Lenders referred to therein, The Chase Manhattan Bank, National Bank of Canada, and Dresdner Bank AG, New York and Grand Cayman Branches dated as of September 25, 2000

10.24(5)	Fifth Amendment dated as of March 17, 2003 to the Credit, Security, Guaranty and Pledge Agreement by and among Lions Gate Entertainment Corp., Lions Gate Entertainment Inc., the Guarantors referred to therein, the Lenders referred to therein, The Chase Manhattan Bank, National Bank of Canada, and Dresdner Bank AG, New York and Grand Cayman Branches dated as of September 25, 2000

10.25(7)	Sixth Amendment dated as of April 24, 2003 to the Credit, Security, Guaranty and Pledge Agreement by and among Lions Gate Entertainment Corp., Lions Gate Entertainment Inc., the Guarantors referred to therein, the Lenders referred to therein, The Chase Manhattan Bank, National Bank of Canada, and Dresdner Bank AG, New York and Grand Cayman Branches dated as of September 25, 2000

10.26	Repurchase Agreement and Waiver by and among the company and certain Series A Preferred Shareholders

16.1(10)	Letter from PricewaterhouseCoopers LLP regarding change in certifying accountants

21.1	Subsidiaries of the Company

23.1	Consent of PricewaterhouseCoopers LLP, independent accountants of the company

23.2	Consent of PricewaterhouseCoopers LLP, independent accountants of Mandalay Pictures, LLC

23.3	Consent of Ernst & Young LLP, independent auditors of the company

23.4	Consent of Ernst & Young LLP, independent auditors of Mandalay Pictures, LLC

24.1	Power of Attorney (Contained on Signature Page)

(1)	Incorporated by reference to the company’s Annual Report on Form 20-F for the fiscal year ended March 31, 1998 (File No. 000-27730).

(2)	Incorporated by reference to the company’s Annual Report on Form 20-F for the fiscal year ended March 31, 2000 (File No. 000-27730).

(3)	Incorporated by reference to the company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2001 (File No. 1-14880).

(4)	Incorporated by reference to the company’s Definitive Proxy Statement dated August 13, 2001 (File No. 1-14880).

(5)	Incorporated by reference to the company’s Registration Statement on Form S-2 under the Securities Act of 1933 dated April 30, 2003.

(6)	Incorporated by reference to the company’s Registration Statement on Form F-4 under the Securities Act of 1933 dated August 18, 2000 (File No. 333-12406).

(7)	Incorporated by reference to the company’s Registration Statement on Form S-2/A under the Securities Act of 1933 dated May 16, 2003 (File No. 333-104836).

(8)	Incorporated by reference to the company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002 (File No. 1-14880).

(9)	Incorporated by reference to the company’s Quarterly Report on Form 10-Q for the period year ended December 31, 2001 (File No. 1-14880).

(10)	Incorporated by reference to the company’s Current Report on Form 8-K/A filed with the U.S. Securities and Exchange Commission on September 4, 2001 (File No. 1-14880).

REPORT OF INDEPENDENT AUDITORS

To the Shareholders of Lions Gate Entertainment Corp.

     We have audited the accompanying consolidated balance sheets of Lions Gate Entertainment Corp. as of March 31, 2003 and 2002, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of CineGroupe Corporation, a consolidated subsidiary (see note 22(m)) which statements reflect total assets of $55.1 million and $52.9 million as of March 31, 2003 and 2002, respectively, and total revenues of $28.2 million and $35.5 million for the years then ended. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for CineGroupe Corporation, is based solely on the report of the other auditors. The financial statements of Lions Gate Entertainment Corp. for the year ended March 31, 2001 were audited by other auditors, whose report dated June 22, 2001, except for note 2(a) as to which the date is April 28, 2003, expressed an unqualified opinion on those statements.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

     In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lions Gate Entertainment Corp. at March 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in Canada.

/s/ ERNST & YOUNG LLP

Los Angeles, California
June 27, 2003

PricewaterhouseCoopers LLP Chartered Accountants PO Box 82 Royal Trust Tower, Suite 3000 Toronto Dominion Centre Toronto, Ontario Canada M5K 1G8 Telephone +1 416 863 1133 Facsimile +1 416 365 8215

INDEPENDENT AUDITORS’ REPORT

TO THE SHAREHOLDERS OF
LIONS GATE ENTERTAINMENT CORP

We have audited the accompanying consolidated statements of operations, deficit and cash flows of Lions Gate Entertainment Corp. for the year ended March 31, 2001. These consolidated financial statements, presented in U.S. dollars, are the responsibility of the company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with Canadian and United States generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of the company for the year ended March 31, 2001 in accordance with Canadian generally accepted accounting principles.

/s/PricewaterhouseCoopers LLP

Chartered Accountants
Toronto, Ontario
June 22, 2001 (except for note 2(a) which is at April 28, 2003)

PricewaterhouseCoopers refers to the Canadian firm of PricewaterhouseCoopers LLP and the other member firms of PricewaterhouseCoopers International Limited, each of which is a separate and independent legal entity.

LIONS GATE ENTERTAINMENT CORP.
CONSOLIDATED BALANCE SHEETS

(All amounts in thousands of United States dollars)

	March 31, 2003	March 31, 2002

Assets
Cash and cash equivalents	$7,440	$6,641
Restricted cash	—	706
Accounts receivable, net of reserve for video returns of $11,364 (2002 - $6,342) and provision for doubtful accounts of $7,677 (2002 - $10,794)	95,792	116,941
Investment in films and television programs	206,275	181,002
Discontinued operation	—	10,000
Property and equipment	32,390	31,729
Goodwill, net of accumulated amortization of $5,643	25,048	25,048
Other assets	19,135	9,451
Future income taxes	466	466

	$386,546	$381,984

Liabilities
Bank loans	$130,921	$143,734
Accounts payable and accrued liabilities	47,107	52,277
Accrued participations and residuals costs	26,158	16,939
Production loans	22,120	23,941
Long-term debt	54,379	47,400
Deferred revenue	22,116	13,818
Minority interests	9,028	8,481

	311,829	306,590

Commitments and Contingencies

Shareholders’ Equity
Preferred shares, 200,000,000 shares authorized, issued in series, including 1,000,000 series A (11,830 shares issued and outstanding) and 10 series B (10 shares issued and outstanding) (liquidation preference $30,167)	32,519	30,751
Common stock, no par value, 500,000,000 shares authorized, 43,231,921 shares issued and outstanding	157,675	157,675
Accumulated deficit	(107,942)	(105,435)
Cumulative translation adjustments	(7,535)	(7,597)

	74,717	75,394

	$386,546	$381,984

See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(All amounts in thousands of United States dollars, except per share amounts)

	Year Ended	Year Ended	Year Ended
	March 31, 2003	March 31, 2002	March 31, 2001

Revenues	$301,844	$272,489	$187,650

Expenses:
Direct operating	154,401	159,907	104,003
Distribution and marketing	96,523	76,245	34,426
General and administration	32,252	34,668	25,073
Amortization	5,347	4,554	5,695

Total expenses	288,523	275,374	169,197

Operating Income (Loss)	13,321	(2,885)	18,453

Other Expenses:
Interest on debt initially incurred for a term of more than one year (net of interest income of $0.1 million (2002-$0.3 million; 2001 - $0.4 million))	10,239	9,828	7,716
Minority interests	45	1,221	586
Unusual losses	—	1,351	—

Total other expenses	10,284	12,400	8,302

Income (Loss) Before Gain on Dilution of Investment in a Subsidiary, Write-down and Equity Interests and Income Taxes	3,037	(15,285)	10,151
Gain on dilution of investment in a subsidiary	—	2,186	—
Write-down in investments subject to significant influence	—	(13,408)	—
Other equity interests	(1)	(1,134)	(1,021)

Income (Loss) Before Income Taxes	3,036	(27,641)	9,130
Income taxes	(1,910)	(321)	2,190

Net Income (Loss) from Continuing Operations	1,126	(27,962)	11,320
Loss from discontinued operation	—	(18,997)	(5,517)

Net Income (Loss)	1,126	(46,959)	5,803
Dividends on Series A preferred shares	(1,584)	(1,592)	(1,660)
Accretion on Series A preferred shares	(2,049)	(2,089)	(2,071)

Net Income (Loss) Available to Common Shareholders	$(2,507)	$(50,640)	$2,072

Income (Loss) Per Common Share from Continuing Operations	$(0.06)	$(0.74)	$0.21
Loss Per Common Share from Discontinued Operation	—	(0.44)	(0.15)

Basic and Diluted Income (Loss) Per Common Share	$(0.06)	$(1.18)	$0.06

See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(All amounts in thousands of United States dollars, except share amounts)

								Cumulative
							Accumulated	Translation
	Common Stock		Series A Preferred Shares		Series B Preferred Shares		Deficit	Adjustments	Total

	Number	Amount	Number	Amount	Number	Amount
Balance at March 31, 2000	31,460,751	130,699	12,205	28,167	10	—	(14,300)	(2,152)	142,414
Effect of adoption of accounting pronouncements							(42,567)		(42,567)
Issued upon acquisition of subsidiary	10,229,837	23,112							23,112
Issued pursuant to a settlement agreement with employee	600,000	1,500							1,500
Exercise of stock options	6,250	9							9
Stock options granted in conjunction with acquisition of a subsidiary	—	220							220
Net income available to common shareholders							2,072		2,072
Accretion of Series A preferred shares			—	1,769					1,769
Foreign currency translation adjustment								(3,686)	(3,686)

Balance at March 31, 2001	42,296,838	155,540	12,205	29,936	10	—	(54,795)	(5,838)	124,843
Conversion of Series A preferred shares	648,000	1,652	(648)	(1,652)					—
Exercise of stock options	87,083	137							137
Issued pursuant to share bonus plan	200,000	346							346
Stock dividends			273	696					696
Net loss available to common shareholders							(50,640)		(50,640)
Accretion of Series A preferred shares			—	1,771					1,771
Foreign currency translation adjustments								(1,759)	(1,759)

Balance at March 31, 2002	43,231,921	$157,675	11,830	$30,751	10	$—	$(105,435)	$(7,597)	$75,394
Net loss available to common shareholders							(2,507)		(2,507)
Accretion of Series A preferred shares			—	1,768					1,768
Foreign currency translation adjustments								62	62

Balance March 31, 2003	43,231,921	$157,675	11,830	$32,519	10	$—	$(107,942)	$(7,535)	$74,717

See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(All amounts in thousands of United States dollars)

	Year Ended	Year Ended	Year Ended
	March 31, 2003	March 31, 2002	March 31, 2001

Operating activities:
Net income (loss)	$1,126	$(46,959)	$5,803
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of property and equipment	3,741	3,113	2,200
Amortization of goodwill	—	—	1,801
Write-off of projects in development	969	826	1,054
Amortization of pre-operating costs	637	615	640
Amortization of deferred financing costs	1,572	1,177	879
Amortization of films and television programs	152,704	158,172	102,259
Gain on dilution of investment in a subsidiary	—	(2,186)	—
Unusual losses	—	1,351	—
Minority interests	45	1,221	586
Write-down in investments subject to significant influence	—	13,408	—
Discontinued operation	—	18,997	5,517
Other equity interests	1	1,134	1,021
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	20,810	(3,394)	(10,247)
Increase in investment in films and television programs	(176,813)	(202,230)	(138,687)
Other assets	(8,281)	430	(5,350)
Future income taxes	—	(809)	(3,131)
Accounts payable and accrued liabilities	(2,745)	777	(4,840)
Accrued participations and residuals costs	9,125	(6,157)	5,511
Deferred revenue	7,912	(198)	853

Net cash flows provided by (used in) operating activities	10,803	(60,712)	(34,131)

Financing activities:
Issuance of capital stock	—	137	9
Dividends paid on Series A preferred shares	(1,584)	(883)	(1,661)
Financing fees	(166)	(1,239)	(4,572)
Increase (decrease) in bank loans	(14,775)	42,715	57,159
(Increase) decrease in restricted cash	706	(719)	—
Proceeds from production and distribution loans	23,109	28,251	9,229
Repayments of production and distribution loans	(26,276)	(19,292)	(21,717)
Proceeds from long-term debt	10,565	9,017	17,814
Repayments of long-term debt	(5,912)	(3,152)	(1,717)

Net cash flows provided by (used in) financing activities	(14,333)	54,835	54,544

Investing activities:
Minority investment in subsidiary	—	9,200	—
Cash received from investment in Mandalay Pictures, LLC	6,634	5,362	—
Acquisition of Eaton Entertainment, LLC, net of cash acquired	—	472	—
Acquisition of Sterling Home Entertainment, LLC, net of cash acquired	—	—	(2,000)
Acquisition of Trimark Holdings Inc.	—	—	(26,016)
Purchase of property and equipment	(2,171)	(7,694)	(1,672)

Net cash flows provided by (used in) investing activities	4,463	7,340	(29,688)

Net change in cash and cash equivalents	933	1,463	(9,275)
Foreign exchange effect on cash	(134)	(1,474)	2,623
Cash and cash equivalents-beginning of year	6,641	6,652	13,304

Cash and cash equivalents-end of year	$7,440	$6,641	$6,652

See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Operations

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

(a)  Generally Accepted Accounting Principles

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in Canada (“Canadian GAAP”) which conforms, in all material respects, with the accounting principles generally accepted in the United States (“U.S. GAAP”), except as described in note 22. The Canadian dollar and the U.S. dollar are the functional currencies of the Company’s Canadian and U.S. based businesses, respectively. These consolidated financial statements were previously expressed in Canadian dollars, with the translation of financial statements of individual entities in accordance with note 2(p).

Effective April 1, 2002, the Company adopted the United States dollar as its reporting currency as a substantial component of its operations are domiciled in the United States and the dominant market for trading volume of its common stock is on the American Stock Exchange. Prior to April 1, 2002, the Company’s consolidated financial statements were presented in Canadian dollars. These consolidated financial statements and those amounts previously reported in Canadian dollars have been translated from Canadian dollars to United States dollars by translating the assets and liabilities at the rate in effect at the respective balance sheet dates and revenues and expenses at the average rate for the reporting periods. Any resulting foreign exchange gains and losses are recorded as a separate component of shareholders’ equity. The functional currencies of each of the Company’s operations in the United States and Canada are unchanged.

(b)  Principles of Consolidation

The accompanying consolidated financial statements of the Company include the accounts of Lions Gate and all of its majority-owned and controlled subsidiaries, with a provision for minority interests, and the Company’s proportionate share of assets, liabilities, revenues and expenses of jointly controlled companies. The Company controls a subsidiary company through a combination of existing voting interests and an ability to exercise various rights under certain shareholder agreements and debentures to acquire common shares.

(c)  Recent Accounting Pronouncements

Stock-Based Compensation-

In January 2001, the Canadian Institute of Chartered Accountants (“CICA”) released Section 3870, “Stock-Based Compensation and Other Stock-Based Payments”, which applies to awards granted on or after the date of adoption. Section 3870 establishes standards for the recognition, measurement and disclosure of stock-based compensation and other stock-based payments made in exchange for goods and services.

The new standard was adopted on and applies to stock options awarded after April 1, 2002 and did not have a significant effect on the Company.

Goodwill-

On November 1, 2001, the CICA released Section 3062, “Goodwill and Other Intangible Assets”, to be applied by companies for fiscal years beginning on or after January 1, 2002. Early adoption was permitted for companies with their fiscal year beginning on or after April 1, 2001, provided the first interim period financial statements had not been previously issued. The Company elected to early-adopt CICA 3062 on April 1, 2001. Under CICA 3062, goodwill is no longer amortized but is reviewed annually within each fiscal year, or more frequently if impairment indicators arise, for impairment, unless certain criteria have been met, and is similar, in many respects, to Statement of Financial Accounting Standards (“SFAS”) 142, “Goodwill and Other Intangible Assets”, under U.S. GAAP. In accordance with the adoption provisions of CICA 3062, goodwill is required to be tested for impairment on the date of adoption. Under SFAS 142 goodwill is required to be tested for impairment within six months of adoption, as of the beginning of the year. At April 1, 2001, September 30, 2001 and December 31, 2002, it was determined that the fair value of each of the reporting units was in excess of its carrying value including goodwill and, therefore, no further work was required and an impairment loss was not required. Goodwill is required to be tested for impairment between the annual tests if an event occurs or circumstances change that more-likely-than-not reduce the fair value of a reporting unit below its carrying value. The amortization provisions of CICA 3062 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the amortization and impairment provisions of CICA 3062 are effective upon adoption of CICA 3062. (Refer to note 2(k) for additional information.)

Accounting for films and television programs-

In June 2000, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 00-2 “Accounting by Producers or Distributors of Films” (“SoP 00-2”). SoP 00-2 establishes new accounting standards for producers or distributors of films, including changes in revenue recognition, capitalization and amortization of costs of acquiring films and television programs and accounting for exploitation costs, including advertising and marketing expenses. The Company elected early adoption of SoP 00-2 and retroactively adopted SoP 00-2 effective as of April 1, 2000. The Company also elected to adopt SoP 00-2 for Canadian GAAP purposes. The prior years’ financial statements were not restated, as the effect of the new policy on the prior periods was deemed not reasonably determinable. Accordingly, opening accumulated deficit for the year ended March 31, 2001 was reduced to reflect the cumulative effect of the accounting change in the amount of $40.7 million (net of income taxes of $1.5 million). The principal changes as a result of applying SoP 00-2 are as follows:

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

The effect of the change on the income statement for the year ended March 31, 2001 was an increase in net income of approximately $3.6 million. The effect of the change on the balance sheet accounts at March 31, 2000 was to reduce investment in films and television programs relating to advertising costs, the capitalization of production costs for episodic television series and media holdbacks by $13.8 million, $24.0 million and $4.4 million, respectively.

Accounting for income taxes-

In December 1997, the CICA released Section 3465, “Income Taxes”, to be applied by companies for fiscal years beginning on or after January 1, 2000. The standard requires recognition of future income tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns, and is similar, in many respects, to SFAS 109, “Accounting for Income Taxes” under U.S. GAAP. Future income taxes are provided for using the liability method. The Company retroactively adopted Section 3465 effective as of April 1, 2000, without restatement of prior years’ financial statements. Prior to adopting the new standard, the Company used the deferral method of accounting for income taxes. The application of Section 3465 resulted in increasing future income tax liabilities by $1.9 million as at April 1, 2000 with an equivalent charge to accumulated deficit. The effect of the change on the income statement for the year ended March 31, 2001 was an increase in the tax recovery of $3.7 million due to the benefit recognized of previously unrecognized income tax assets, where realization is judged “more-likely-than-not” in accordance with Section 3465 whereas previously realization had to be based on the concept of “virtual certainty.”

Earnings per share-

In December 2000, the CICA released revised Section 3500, “Earnings per share”. The revised standard requires the use of the treasury stock method for calculating diluted earnings per share, consistent with US GAAP. Previously, fully diluted earnings per share were calculated using the imputed interest method. The Company adopted the new standard for its fiscal 2001 financial statements. The revised section did not impact previously reported losses per share, as there were no significant potentially dilutive common share equivalents outstanding.

(d)  Revenue Recognition

Revenue from the sale or licensing of films and television programs is recognized upon meeting all recognition requirements of SoP 00-2. Revenue from the theatrical release of motion pictures is recognized at the time of exhibition based on the Company’s participation in box office receipts. Revenue from the sale of videocassettes and digital video disks (“DVDs”) in the retail market, net of an allowance for estimated returns, is recognized on the later of shipment to the customer or “street date” (when it is available for sale by the customer). Under revenue sharing arrangements, rental revenue is recognized when the Company is entitled to receipts and such receipts are determinable. Revenues from television licensing are recognized when the feature film or television program is available to the licensee for telecast. For television licenses that include separate availability “windows” during the license period, revenue is allocated over the “windows”. Revenue from sales to international territories are recognized when the feature film or television program is available to the distributor for exploitation and no conditions for delivery exist, which under most sales contracts requires that full payment has been received from the distributor.

For multiple media rights contracts with a fee for a single film or television program where the contract provides for media holdbacks, the fee is allocated to the various media based on management’s assessment of the relative fair value of the rights to exploit each media and is recognized as each holdback is released. For multiple-title contracts with a fee, the fee is allocated on a title-by-title basis, based on management’s assessment of the relative fair value of each title. Rental revenue from short-term operating leases of studio facilities is recognized over the term of the lease.

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

Costs of acquiring and producing films and television programs are capitalized and amortized using the individual-film-forecast-computation method, whereby capitalized costs are amortized and ultimate participation and residual costs are accrued in the proportion that current revenue bears to management’s estimate of ultimate revenue expected to be recognized from the exploitation, exhibition or sale of the films or television programs. The acquired film library is being amortized over a period of twenty years.

Investment in films and television programs is stated at the lower of amortized cost or estimated fair value on an individual film basis. The valuation of investment in films and television programs is reviewed on a title-by-title basis, when an event or change in circumstances indicate that the fair value of a film or television program is less than its unamortized cost. The fair value of the film or television program is determined using management’s future revenue estimates and a discounted cash flow approach. Additional amortization is recorded in the amount by which the unamortized costs exceed the estimated fair value of the film or television program. Estimates of future revenue involve measurement uncertainty and it is therefore possible that reductions in the carrying value of investment in films and television programs may be required as a consequence of changes in management’s future revenue estimates. The potential effect of future changes in management’s future revenue estimates on net income has not been disclosed in these consolidated financial statements, as the amount is not readily determinable.

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

(h)  Prints, Advertising and Marketing Expenses

The cost of film prints is charged to expense upon theatrical release. The costs of advertising and marketing expenses are expensed the first time the advertising takes place. At March 31, 2003, $4.0 million (March 31, 2002 - $1.7 million) of deferred advertising and marketing costs were included in other assets.

(i)  Investments Subject to Significant Influence

Investments in companies over which the Company can exercise significant influence are accounted for using the equity method. The Company’s investments subject to significant influence are periodically reviewed to determine whether there has been a loss in value that is other than a temporary decline. Estimates of net future cash flows on an undiscounted basis are used to assess whether there is a loss in value.

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

(k)  Goodwill

Goodwill is assessed for impairment at least annually within each fiscal year or if an event occurs or circumstances change that more-likely-than-not reduce the fair value of a reporting unit below its carrying value. The Company completed impairment tests required under CICA 3062 and under SFAS 142 at April 1, 2001, September 30, 2001 and December 31, 2002 and determined that the recognition of impairment losses was not necessary, as described in note 7.

(l)  Other Assets

Other assets include deferred advertising and marketing costs, an interest bearing convertible promissory note (as described in note 4), deferred financing costs, deferred pre-operating costs, investments subject to significant influence (as described in note 5) and prepaid expenses.

(m)  Pre-Operating Period Costs

Pre-operating period costs related to the period before commencement of commercial operations of new businesses are deferred and amortized on a straight-line basis over a period not to exceed five years commencing once the pre-operating period has ended.

(n)  Income Taxes

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

(o)  Government Assistance

The Company has access to several government programs that are designed to assist film and television production and distribution in Canada.

Federal and provincial refundable income tax credits earned with respect to production expenditures are included in revenue in accordance with the Company’s revenue recognition policy for completed films and television programs. Federal and provincial refundable income tax credits are considered earned when the qualifying expenditures have been incurred provided that there is reasonable assurance that the credits will be realized (see note 17).

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

(p)  Foreign Currency Translation

Monetary assets and liabilities denominated in currencies other than United States dollars are translated at exchange rates in effect at the balance sheet date. Resulting translation gains and losses are included in the determination of earnings.

Foreign company assets and liabilities in foreign currencies are translated into United States dollars at the exchange rate in effect at the balance sheet date. Foreign company revenue and expense items are translated at the average rate of exchange for the year. Gains or losses arising on the translation of the accounts of foreign companies are included in cumulative translation adjustments, a separate component of shareholders’ equity.

Effective April 1, 2000 the Company classified its U.S. operations as self-sustaining following a significant change in the economic status of these operations, including a restructuring of certain operating entities and the ability to self-finance certain operations.

Effective April 1, 2002, the Company adopted the United States dollar as its reporting currency as a substantial component of its operations are domiciled in the United States and the dominant market for trading volume of its common stock is on the American Stock Exchange.

(q)  Debt Financing Costs

Amounts incurred in connection with obtaining debt financing are deferred and amortized, as a component of interest expense, over the term to maturity of the related debt obligation.

(r)  Derivative Instruments and Hedging Activities

Derivative financial instruments are utilized by the Company in the management of its foreign currency and interest rate exposures. The Company’s policy is not to utilize derivative financial instruments for trading or speculative purposes.

The Company enters into interest rate swaps in order to reduce the impact of fluctuating interest rates on its short-term and long-term debt. These swap agreements require the periodic exchange of payments without the exchange of the notional principal amount on which the payments are based, which are recorded as an adjustment of interest expense. The related amount payable to or receivable from counterparties is included as an adjustment to accrued interest.

The Company enters into foreign exchange contracts to hedge its foreign currency exposures on future production expenses denominated in Canadian dollars. Foreign exchange translation gains and losses are capitalized and recorded as production costs when the gains and losses are realized.

(s)  Stock-Based Compensation Plan

The Company has a stock-based compensation plan, which is described in note 12(c). No compensation expense is recognized for this plan when stock or stock options are issued to employees of the Company, its subsidiaries and equity investees. Consideration paid by employees on exercise of stock options or purchase of stock is credited to share capital.

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

(u)  Reclassifications

Certain amounts presented in prior years have been reclassified to conform to the current year’s presentation.

3.	Investment in Films and Television Programs

	March 31,	March 31,
	2003	2002

Theatrical Films
Released, net of accumulated amortization	$70,160	$67,298
Completed and not released	11,359	9,648
Acquired library, net of accumulated amortization	37,422	38,405
In progress	31,783	5,405
In development	1,031	1,923

	151,755	122,679

Non-Theatrical Films and Direct-to-Television Programs
Released, net of accumulated amortization	36,324	38,092
Completed and not released	—	1,843
In progress	15,536	15,533
In development	2,660	2,855

	54,520	58,323

	$206,275	$181,002

The Company expects approximately 42% of completed films and television programs, net of accumulated amortization will be amortized during the one year period ending March 31, 2004, and approximately 55% of accrued participants’ share will be paid during the one year period ending March 31, 2004.

Additionally, the Company expects approximately 80% of completed and released films and television programs, net of accumulated amortization will be amortized during the three year period ending March 31, 2006.

The acquired library is being amortized using the straight-line method over a period of twenty years from the acquisition date. The remaining amortization period as at March 31, 2003 is 17.5 years on the unamortized costs of $37.4 million.

Interest capitalized relating to productions during the year ended March 31, 2003 amounted to $1.0 million (2002 — $2.9 million; 2001 — $1.5 million).

4.	Discontinued Operation

Effective April 1, 2002, the carrying value of the Company’s investment in Mandalay Pictures, LLC (“Mandalay”) was presented as a discontinued operation as it was expected to be sold by the end of the current fiscal year. During fiscal 2003, the Company received distributions of $2.4 million from Mandalay under a prior agreement. On November 8, 2002, the Company sold its investment in Mandalay for cash of $4.2 million and an interest bearing convertible promissory note totaling $3.3 million. The note, bearing interest at 6%, is payable $1.3 million on December 31, 2005, $1.0 million on December 31, 2006 and $1.0 million on December 31, 2007. No gain or loss was recorded on the sale as the Company’s carrying value of $7.5 million equaled the sales price. At March 31, 2003 the note is included in other assets in the accompanying Consolidated Balance Sheet.

5.	Investments Subject to Significant Influence

During the quarter ended March 31, 2002, CinemaNow, Inc. (“CinemaNow”) advised the Company of its inability to generate sufficient cash flows from operation to sustain its operations over the next twelve months, without raising additional capital. Given the uncertain economic climate and CinemaNow’s recurring losses there was no assurance that further financing would be forthcoming and, as a result, the Company wrote down its investment in CinemaNow to $nil. The write-off of the investment in CinemaNow of $13.4 million was disclosed in the statement of operations as the write-down in investments subject to significant influence. The Company’s investment in CinemaNow consisted of its 63% share of the economic and voting interests.

During the quarter ending March 31, 2003, the Company purchased $0.4 million of Series C Convertible Preferred Shares of CinemaNow as part of CinemaNow’s round of financing. The round of financing and conversion of a debenture decreased the Company’s economic and voting interest to 57.4%.

The investment in CinemaNow made during the quarter ending March 31, 2003 is accounted for using the equity method as the Company does not have the ability to control the strategic, operating, investing and financing decisions of CinemaNow as a consequence of the Company’s inability to elect the majority of the Board of Directors of CinemaNow. At March 31, 2003 a loss in the amount of $0.4 million is recorded in other equity interests in the statement of operations.

6.	Property and Equipment

	March 31, 2003		March 31, 2002

		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization

Land held for leasing purposes	$9,879	$—	$9,095	$—
Buildings held for leasing purposes	16,375	2,729	15,075	1,877
Leasehold improvements	1,020	514	958	322
Furniture and equipment	4,780	2,789	3,995	2,168
Automobiles	11	9	31	23
Computer equipment and software	7,543	3,378	6,292	2,443
Equipment under capital leases	4,501	2,300	4,148	1,032

	$44,109	11,719	$39,594	7,865

Net book value		$32,390		$31,729

7.     Goodwill

The net carrying value of goodwill recorded through acquisitions is $25.0 million as at March 31, 2003. Effective April 1, 2001, the Company adopted CICA 3062, which is similar, in many respects, to SFAS 142. This asset is assessed for impairment at least annually within each fiscal year or upon an adverse change in operations. The Company completed impairment tests required under CICA 3062 and under SFAS 142 at April 1, 2001, September 30, 2001 and December 31, 2002 and determined that the recognition of impairment losses was not necessary. Prior to the adoption of CICA 3062 the assets were amortized using the straight-line method over periods ranging from five to twenty years. The following is the pro forma effect had the year ended March 31, 2001 been subject to CICA 3062:

		Year ended March 31,
	2003	2002	2001

Reported net income (loss)	$1,126	$(46,959)	$5,803
Amortization	—	—	1,801

Adjusted net income (loss)	$1,126	$(46,959)	$7,604

Reported net income (loss) per share	$(0.06)	$(1.18)	$0.06
Amortization per share	—	—	0.05

Adjusted net income (loss) per share	$(0.06)	$(1.18)	$0.11

8.     Joint Ventures

Eaton Home Entertainment, LLC (“Eaton”) -

Prior to December 20, 2001, the Company held a 50% interest in Eaton. On December 20, 2001 the Company acquired the remaining 50% interest for total consideration of $0.1 million, and discontinued the separate operations of Eaton. The Company recorded an unusual loss of $0.8 million relating to the non-continuing assets acquired in the transaction.

9.	Bank Loans

The Company has a $175 million (2002 –$175 million) U.S. dollar-denominated revolving credit facility, a $25 million (2002 – $25 million) Canadian dollar-denominated revolving credit facility, $3.4 million (2002 — $1.3 million) in operating lines of credit and $2.3 million (2002 — $3.1 million) in demand loans.

The revolving credit facility expires September 2005 and bears interest at 2.5% over the Adjusted LIBOR or the Canadian Bankers Acceptance rate, or 1.5% over the U.S. or Canadian prime rates. The availability of funds under the revolving credit facilities is limited by the borrowing base, which is calculated on a monthly basis. The borrowing base assets at March 31, 2003 totaled $166.4 million (2002 – $ 152.1 million). At March 31, 2003, the revolving credit facility has an average variable interest rate of U.S. prime minus 0.39% on principal of $108.6 million and an average variable interest rate of Canadian prime plus 1.06% on principal of $16.8 million. U.S. and Canadian prime interest rates at March 31, 2003 were 4.25% and 4.75% respectively. The Company is required to pay a monthly commitment fee of 0.375% on the total revolving credit facilities of $200 million less the total amount drawn. Right, title and interest in and to all personal property of Lions Gate Entertainment Corp. and Lions Gate Entertainment Inc. is being pledged as security for the revolving credit facilities. The revolving credit facility is senior to the Company’s production loans and long term debt. The revolving credit facilities restrict the Company from paying cash dividends on its common shares. The Company entered into a $100 million interest rate swap at an interest rate of 3.08%, commencing January 2003 and ending September 2005. The swap is in effect as long as three month LIBOR is less than 5.0%. Unrecognized losses at March 31, 2003 amount to $3.2 million.

The operating lines of credit of a subsidiary expire on July 31, 2003 and September 1, 2003, and bear interest at Canadian prime plus 1% and Canadian prime, respectively. Management of the subsidiary expects the facilities to be extended. As at March 31, 2003, $3.2 million (2002 — $0.7 million) was drawn on the operating lines of credit. The carrying value of certain accounts receivable, a guarantee by SODEC (Société de Développement des Enterprises Culturelles), investment in films and television programs and capital assets totaling $1.8 million at March 31, 2003 (2002 — $1.9 million) are being pledged as security for the operating lines of credit.

Demand loans in the amount of $1.3 million bear interest at Canadian prime plus 2% and $1.0 million bear interest at Canadian prime plus 4%. Certain accounts receivable, guarantees from shareholders of a subsidiary in the amount of $1.0 million, a guarantee by SODEC and a corporate guarantee provided by Lions Gate Entertainment Corp. in the amount of $0.3 million (2002 — $0.3 million) are provided as security for the demand loans.

The weighted average interest rate on bank loans at March 31, 2003 was 4.21% (2002 – 5.18%; 2001 – 8.06%).

10.	Production Loans

Production loans consist of bank demand loans bearing interest at various rates between 3.86% and 8.75%. Rights to certain films and television programs, a floating charge on certain book debts, certain film rights, and certain tangible assets and an assignment of all expected future revenue from exploitation of certain films and television programs have been provided as collateral. The carrying value of investment in films and television programs relating to these motion pictures was $27.9 million at March 31, 2003 (2002 — $31.1 million). Federal and provincial film tax credits receivable with a carrying value of $8.5 million at March 31, 2003 (2002 — $9.8 million), accounts receivable in the amount of $10.5 million at March 31, 2003 (2002 — $1.3 million), guarantees from SODEC, and general security agreements are also provided as collateral for certain of the loans. Of the outstanding amount, $11.0 million (2002 – $11.1 million) is repayable in U.S. dollars.

The weighted average interest rate on production loans at March 31, 2003 was 5.61% (2002 – 5.37%; 2001 – 8.18%).

11.	Long-Term Debt

	March 31,	March 31,
	2003	2002

Obligations under capital leases, bearing interest at 8.47% to 20.69%, due fiscal 2004 and 2005, with certain equipment provided as collateral(1)	$2,016	$2,930
Loans bearing interest from 5.75% to Canadian prime plus 2%, due in fiscal 2004 and 2005, with certain equipment provided as collateral(1)	554	630
Promissory notes, bearing interest at 6.0%, due July 31, 2003. The outstanding principal is convertible at the option of the holder into common shares of the Company at Cdn $8.10 per share	11,233	10,342
Loans bearing interest at Canadian prime plus 1.75%, due in 2004, with guarantees from SDI (Société de Développement Industriel de Québec)(1)	4	13
Loans bearing interest at 6.63% to 7.51%, due in fiscal 2004, 2006 and 2008, with property, building and equipment with carrying values of approximately $24.0 million provided as collateral. Of the amounts totaling $10.6 million due for repayment in fiscal 2004, $5.0 million was refinanced in June 2003, due in fiscal 2009, and $5.6 million is expected to be refinanced in August 2003	13,354	13,083
Loans bearing interest at Canadian prime plus 1%, repayable on demand and due fiscal 2004 and fiscal 2005, with income tax credits receivable up to $0.9 million provided as collateral(1)	503	563
Convertible debenture bearing interest at Canadian prime plus 1%, repayable at holder’s election upon completion of a subsidiaries financing in excess of $6.8 million, convertible into Class N or Class B shares of a subsidiary at Cdn$83.33 per share(1)	1,363	—
Non-interest bearing sales guarantees, due fiscal 2004 and 2006	25,352	19,839

	$54,379	$47,400

(1) Payable in Canadian dollars.

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

12.	Capital Stock

(a) Series A Preferred Shares and Share Warrants
On December 21, 1999, the Company issued 13,000 units at a price of $2,550 per unit. Each unit consisted of one 5.25% convertible, non-voting (except for the right to elect between one and three directors, depending on the number of preferred shares outstanding) redeemable Series A preferred share and 425 detachable common share purchase warrants (for a total of 5,525,000 common share purchase warrants). The proceeds received on the offering were allocated as follows: common share purchase warrants were valued at fair value, using the Black-Scholes option pricing model, of $0.706 per warrant or $3.9 million (which have been included in common stock in the consolidated statements of equity); conversion features were valued at fair value, using the Black-Scholes option pricing model, of $3.4 million; and the basic preferred shares were valued at the residual value of $25.9 million. The basic preferred shares and the conversion option are presented on a combined basis in the consolidated statements of equity. The preferred shares are entitled to cumulative dividends, as and when declared by the Board, payable semi-annually on the last day of March and September of each year. The Company may pay the dividends in cash or additional preferred shares. On September 30, 2002, and March 31, 2003 the Company declared and paid cash dividends of $0.8 million or $66.94 per share and $0.8 million or $66.94 per share, respectively. On September 30, 2001, the Company declared and paid cash dividends of $0.8 million or $66.94 per share. On March 31, 2002, the Company declared dividends of $0.8 million or $66.94 per share, which were paid in cash and additional preferred shares. The Company issued 273 preferred shares with a value of $0.7 million. The number of shares to be issued was calculated by using the semi-annual dividend rate of 2.625% multiplied by the number of outstanding preferred shares at March 31, 2002, less applicable withholding taxes. The withholding taxes and fractional shares were paid in cash of $0.1 million. The preferred shares have a liquidation preference entitling each holder to receive an amount equal to $2,550 per share plus the cumulative amount of all dividends accrued and unpaid. Each holder of the preferred shares may convert all, but not less than all, of the preferred shares at any time into common shares at a rate of 1,000 common shares for each preferred share, subject to certain anti-dilution adjustments. During the years ended March 31, 2002, and 2000, 648 and 795 preferred shares were converted, respectively. On or after January 1, 2003, the Company may convert the preferred shares, in whole or in part, to common shares on the same terms as the holders, subject to certain conditions.

The Company may redeem the preferred shares, in whole or part, on or after January 1, 2005 for a cash payment of 105% of the stated value of $2,550 per share plus accrued and unpaid dividends up to the date of redemption. A holder has a right to require redemption of all, but not less than all, of the preferred shares, for a cash payment of 100% of the stated value of $2,550 per share in the event that the composition of the Board of Directors ceases to be in compliance with certain provisions relating to the nomination and election of up to three directors. Management believes the occurrence of such an event is remote.

The difference between the initial carrying value of the preferred shares of $25.9 million and the redemption price of $34.8 million, after giving effect to conversions through March 31, 2003, is being accreted as a charge to accumulated deficit over the five-year period from the date of issuance to the first available redemption date.

The Company’s Series A preferred shares have been included in shareholders’ equity as the terms of the instrument do not provide a probable contractual obligation under which the Company would be required to transfer cash or other financial instruments to the holders under terms that would be potentially unfavourable to the Company.

Each share purchase warrant entitles the holder to purchase one common share at a price of $5.00. The warrants expire on January 1, 2004, and are not transferable except with the consent of the Company.

(b) Series B Preferred Shares
As a condition of the purchase of a subsidiary, on October 13, 2000, the Company issued ten shares at $10 per share to the principal shareholder of Trimark. The shares are nontransferable and are not entitled to dividends. The shares are nonvoting except that the holder, who was a principal of the subsidiary acquired, has the right to elect himself to the Board of Directors. The shares are redeemable by the Company if certain events occur. The shares have a liquidation preference equal to the stated value of $10 per share.

(c) Stock-Based Compensation Plan
The shareholders have approved an Employees’ and Directors’ Equity Incentive Plan (the “Plan”) that provides for the issue of up to 8.0 million common shares of the Company to eligible employees, directors and service providers of the Company and its affiliates. Of the 8.0 million common shares allocated for issuance, up to a maximum of 250,000 common shares may be issued as discretionary bonuses in accordance with the terms of a share bonus plan. During fiscal 2003, no shares were issued under the share bonus plan. The Shareholders approved an additional 1.4 million options to be issued outside of the Plan to a certain principal of an acquired company upon acquisition of that subsidiary. These shares were issued in fiscal 2001 and are included in the total number of share options granted and outstanding at March 31, 2003.

The Plan authorizes the granting of options to purchase shares of the Company’s common stock at an option price at least equal to the weighted average price of the shares for the five trading days prior to the grant. The options generally vest with the recipient within three years of grant, and have a maximum term of five years.

On November 13, 2001 the Board of Directors of the Company resolved that 750,000 options, granted to certain officers of the Company, to purchase shares of the Company’s common stock be revised to entitle the holders to receive cash only and not common shares. The amount of cash received will be equal to the amount that the twenty-day average trading price prior to the exercise notice date exceeds the option price of $5.00 multiplied by the number of options exercised. These revised options are not considered part of the Plan.

Changes in share options granted and outstanding for fiscal 2001, 2002 and 2003 were as follows:

		Weighted Average
	Number of Shares	Exercise Price

Outstanding at March 31, 2000	3,769,663	3.77
Granted	5,887,334	2.76
Exercised	(6,250)	1.46
Forfeited	(149,501)	2.98
Expired	(605,829)	3.22

Outstanding at March 31, 2001	8,895,417	3.06
Granted	1,000,498	2.73
Exercised	(87,083)	1.51
Forfeited	(979,839)	4.57
Expired	(660,831)	3.27

Outstanding at March 31, 2002	8,168,162	2.82

		Weighted Average
	Number of Shares	Exercise Price

Granted	1,523,000	2.52
Exercised	—	—
Forfeited	(223,177)	3.39
Expired	(1,056,992)	3.52

Outstanding at March 31, 2003	8,410,993	$2.73

Outstanding and exercisable options at March 31, 2003 were as follows:

	Weighted average
	remaining
	contractual
	life of outstanding			Weighted average of	Weighted average of
Price Range	options	Outstanding	Exercisable	outstanding options	exercisable options

$1.57 to $2.28	2.73 Years	195,000	128,334	$1.82	$1.75
$2.55 to $3.58	2.57 Years	7,815,993	3,589,185	$2.69	$2.80
$4.00	2.19 Years	400,000	—	—	—

	2.56 Years	8,410,993	3,717,519	$2.73	$2.76

The Company has elected to use the intrinsic value method in accounting for stock based compensation. In accordance with CICA Section 3870, which was effective for the Company beginning April 1, 2002, the following disclosures are provided about the costs of stock based compensation awards using the fair value method.

The weighted average estimated fair value of each stock option granted in the year ended March 31, 2003 was $0.58. The total stock compensation expense, based on the fair value, of the stock options granted during the year ended March 31, 2003 would be $0.2 million.

For disclosure purposes the fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for stock options granted: a dividend yield of 0%, expected volatility of 30%, risk-free interest rate of 2.6 % and expected life of five years.

Year ended March
31, 2003

The resulting pro-forma basic income (loss) per common share is calculated as follows:
Numerator:
Net loss available to common shareholders	$(2,507)
Less: stock compensation expense calculated using intrinsic value method	-
Add: stock compensation expense calculated using fair value method	(198)

Adjusted net income (loss) available to common shareholders	$(2,705)

Denominator:
Weighted average common shares outstanding (thousands)	43,232

Adjusted basic and diluted income (loss) per common share	$(0.06)

13.	Acquisitions

Trimark Holdings Inc. (Trimark”) -
On October 13, 2000, the Company acquired the shares of Trimark for total consideration of $49.6 million consisting of $22.0 million cash, 10,229,837 common shares with a fair value of $23.6 million and acquisition costs of $4.0 million. The acquisition was accounted for as a purchase, with the results of operations of the acquired company consolidated from October 13, 2000 onwards.

The supplemental unaudited consolidated statement of operations presented below illustrates the results of operations of the Company assuming the acquisition of Trimark had occurred at April 1, 2000:

March 31,
2001 Unaudited

Revenue	$232,584
Expenses:
Direct operating	142,411
Distribution and marketing	36,876
General and administration	36,096
Amortization	6,689

Total expenses	222,072

Operating Income	10,512

Other Expenses:
Interest	9,791
Minority interests	586
Unusual losses	—

Total other expenses	10,377

Income Before Income Taxes and Equity	135
Income taxes	1,456

Income Before Equity Interests	1,591
Equity interest in Mandalay	(5,517)
Equity interest in CinemaNow	(1,334)
Other equity interests	—

Net Loss	$(5,260)

Basic and Diluted Loss per Common Share	$(0.25)

14.	Gain on Dilution of Investment in a Subsidiary

On July 10, 2001, a third party invested $9.2 million in a subsidiary of the Company to obtain a 35% interest. The gain on dilution of the Company’s investment was $2.2 million, net of income taxes of $nil and resulted in a decrease of $0.1 million in goodwill.

15.	Income Taxes

Income before gain on dilution of investment in a subsidiary and income taxes by tax jurisdiction is as follows:

	Year ended March	Year ended March	Year ended March
	31, 2003	31, 2002	31, 2001

Canada	$(3,072)	$10,046	$3,560
United States	6,109	(23,145)	6,591

	$3,037	$(13,099)	$10,151

The provision for (recovery of) income taxes is as follows:

	Year ended March	Year ended March	Year ended March
	31, 2003	31, 2002	31, 2001

Current	$1,910	$1,279	$1,489
Future	—	(958)	—
Adjustments to opening future income tax valuation allowances following change in circumstances	—	—	(3,679)

	$1,910	$321	$(2,190)

Canada
Current	$1,527	$1,279	$939
Future		—	—

	1,527	1,279	939

United States
Current	383	—	550
Future	—	(958)	(3,679)

	383	(958)	(3,129)

Total	$1,910	$321	$(2,190)

The Company’s provision for income tax expense differs from the provision computed at statutory rates as follows:

	Year ended March	Year ended March	Year ended March
	31, 2003	31, 2002	31, 2001

Income tax expense (recovery) computed at Canadian combined federal and provincial statutory rates	$1,202	$(20,240)	$4,606
Foreign and provincial operations subject to different income tax rates	257	1,592	(403)
Expenses not deductible for income tax purposes	772	221	809
Write-off of investments subject to significant influence	—	10,155	—
Tax benefits received from Mandalay	—	—	(4,016)
Increase (decrease) of valuation	(470)	8,585	(3,678)
Minority interests	152	481	211
Other	(3)	(473)	281

	$1,910	$321	$(2,190)

The Company has a capital loss carryover of $23.6 million, which expires March 31, 2008. This capital loss is available to offset potential future capital gains.

The Company has certain income tax loss carry-forwards, the benefits of which have not yet been recognized and an estimated valuation allowance has been provided for in the financial statements. These income tax loss carry-forwards amount to approximately Cdn$47.1 million ($30.2 million) for Canadian income tax purposes, and $66.4 million for U.S. income tax purposes. The expiration dates of these losses, which are available to reduce future taxable income in each country, are as follows:

	Canada	United States
	Cdn$	U.S$

Year ending March 31, 2004	$2,611	$—
2005	323	—
2006	11,277	—
2007	4,273	—
2008	15,591	—
2009	2,607	—
2010	10,542	—
2019	—	12,181
2020	—	3,354
2021	—	48,253
2022	—	2,620

	$47,134	$66,408

     Following are the components of the Company’s future income tax assets at March 31:

	March 31,	March 31,
	2003	2002

Canada
Assets
Net operating losses	$11,400	$10,347
Accounts payable	191	191
Other assets	—	176
Property and equipment	371	—
Valuation allowance	(9,206)	(7,882)

	2,756	2,832
Liabilities
Investment in films and television programs	(1,911)	(1,911)
Property and equipment	—	(921)
Other	(845)	—

Net Canada	—	—

United States
Assets
Net operating losses	$24,246	$8,572
Accounts payable	6,050	3,818
Other assets	1,455	1,012
Investment in Mandalay	9,254	9,169
Valuation allowance	(31,852)	(14,831)

	9,153	7,740
Liabilities
Investment in films and television programs	(8,687)	(1,566)
Investment in CinemaNow	—	(5,708)
Net United States	466	466

Total	$466	$466

The Company has recorded a partial valuation allowance against its Canadian future tax assets based on the extent to which it is not more-likely-than-not that sufficient taxable income will be realized during the carry-forward periods to utilize all the future tax assets. The valuation allowances recorded against Canadian and United States future income tax assets increased by $1.3 million and $17.0 million, respectively, during fiscal 2003. Realization of the future tax benefit is based on the Company’s ability to generate taxable income in the applicable jurisdictions within a one year period. It is reasonably possible that changes in circumstances could occur in the future requiring a significant adjustment to the amount of the valuation allowances against future income tax assets.

16.	Income (Loss) per Common Share

	Year ended March	Year ended March	Year ended March
	31, 2003	31, 2002	31, 2001

Basic income (loss) per common share is calculated as follows:
Numerator:
Net income (loss) available to common shareholders	$(2,507)	$(50,640)	$2,072

Denominator:
Weighted average common shares outstanding (thousands)	43,232	42,753	36,196

Basic and diluted income (loss) per common share	$(0.06)	$(1.18)	$0.06

Options to purchase 8,410,993 common shares (2002 – 8,168,162 common shares, 2001 – 8,895,417 common shares) at an average price of $2.73 (2002 — $2.82, 2001 — $3.06) and share purchase warrants to purchase 5,525,000 common shares (2002 – 5,525,000 common shares, 2001 – 5,525,000 common shares) at an exercise price of $5.00 (2002 – $5.00, 2001 – $5.00) were outstanding during the year. 11,830 Series A preferred share units which are each convertible into 1,000 common shares for no additional consideration were outstanding at March 31, 2003 (2002 – 11,830 units). Additionally, convertible promissory notes with a principal amount of $11.2 million were outstanding at March 31, 2003 (2002 – $10.4 million; 2001 – $10.5 million). These notes are convertible into common shares at a price of Cdn$8.10 per share. Under the “if converted” method of calculating diluted earnings per share, the share purchase options, the share purchase warrants, the Series A preferred shares and the convertible promissory notes were anti-dilutive in each of the years presented and were not reflected in diluted earnings per share.

17.	Government Assistance

Revenue includes tax credits earned totaling approximately $10.9 million (2002 – $16.4 million; 2001 – $12.1 million). Accounts receivable at March 31, 2003 includes $20.9 million with respect to tax credits receivable (2002 - $23.5 million).

Investment in films and television programs as at March 31, 2003 includes a reduction of $0.9 million with respect to government assistance for acquisition of certain programs, which represents management’s estimate of the future liability relating to government assistance, taking into consideration future revenue estimates, net of repaid amounts. This government assistance is repayable in whole or in part based on profits generated by certain individual film and television programs, and is forgivable in the event that the individual film and television programs do ultimately not generate sufficient profits.

Distribution and marketing expenses include a reduction of $nil (2002 — $0.8 million; 2001 – $0.7 million) with respect to government assistance towards print and advertising expenses.

The Company is subject to routine inquiries and review by Regulatory authorities of its various incentive claims which have been received or are receivable. The Company is currently providing information to British Columbia Film in support of our belief that Lions Gate Television Corp. (“LGTC”) is a “BC-controlled” company within the requirements of the Income Tax Act (British Columbia). If there is a determination by British Columbia Film that LGTC is not ”BC-controlled“ within the meaning of the Income Tax Act (British Columbia), then certain productions would not be eligible to receive the maximum British Columbia tax credits under the Tax Credit Program. The amount at risk represents the difference between tax credits available under the Tax Credit Program for ”BC-controlled“ companies and those available under the Tax Credit Program for non-BC-controlled companies. If such a determination were made, the Company would be required to return to British Columbia Film Cdn.$2.2 million, or US$1.5 million, worth of tax credits previously received. In the event of an adverse determination, we would take a charge to earnings in the amount of the lost tax credits. We have estimated the maximum charge that would result from such a determination to be up to Cdn.$5.4 million (comprising the Cdn.$2.2 million cash to be returned together with Cdn.$3.1 million included in revenue but not yet received), or US$3.6 million, in the aggregate.

18.	Segment Information

CICA Section 1701 “Segment Disclosures” requires the Company to make certain disclosures about each reportable segment. The Company has five reportable business segments: Motion Pictures; Television; Animation; Studio Facilities; and CineGate. The Company’s reportable business segments are strategic business units that offer different products and services, and are managed separately.

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

CineGate provided management services to Canadian limited partnerships, including accessing tax credits to finance production in Canada. CineGate ceased operations in fiscal 2002 upon the rescission of the tax shelter business by the Canadian government.

Segmented information by business is as follows:

	Year ended	Year ended	Year ended
	March 31, 2003	March 31, 2002	March 31, 2001

Segment revenues
Motion Pictures	$208,866	$160,552	$115,652
Television	59,413	70,710	47,508
Animation	28,159	35,485	19,719
Studio Facilities	5,406	4,243	3,678
CineGate	—	1,499	1,093

	$301,844	$272,489	$187,650

Segment profit
Motion Pictures	$24,346	$(528)	$17,136
Television	(938)	2,118	4,548
Animation	3,378	4,969	3,762
Studio Facilities	3,497	2,288	1,747
CineGate	—	1,499	1,093

	$30,283	$10,346	$28,286

Segment profit is defined as segment revenue less segment direct operating, distribution and marketing and general and administrative expenses. The reconciliation of total segment profit to the Company’s income (loss) before income taxes and discontinued operation is as follows:

Company’s total segment profit	$30,283	$10,346	$28,286
Less:
Corporate general and administration	(11,615)	(8,677)	(4,138)
Amortization	(5,347)	(4,554)	(5,695)
Interest	(10,239)	(9,828)	(7,716)
Minority interests	(45)	(1,221)	(586)
Unusual losses	—	(1,351)	—
Gain on dilution of investment in a subsidiary	—	2,186	—
Write-down in investments subject to significant influence	—	(13,408)	—
Other equity interests	(1)	(1,134)	(1,021)

	$(3,036)	$(27,641)	$9,130

Revenue by geographic location, based on the location of the customers, with no other foreign country individually comprising greater than 10% of total revenue, is as follows:

	Year ended	Year ended	Year ended
	March 31, 2003	March 31, 2002	March 31, 2001

Canada	$40,770	$50,911	$38,047
United States	228,630	180,565	117,877
Other foreign	32,444	41,013	31,726

	$301,844	$272,489	$187,650

Assets by geographic location are as follows:

	March 31,	March 31,
	2003	2002

Canada	$110,296	$116,807
United States	276,250	265,177

	$386,546	$381,984

     Goodwill by reportable business segment is as follows:

	March 31,	March 31,
	2003	2002

Motion Pictures	$19,526	$19,526
Television	5,409	5,409
Animation	113	113

	$25,048	$25,048

19.	Commitments and Contingencies

(a) Future minimum annual commitments under contractual obligations and commercial commitments as of March 31, 2003 are as follows:

	2004	2005	2006	2007	2008	Thereafter	Total
Contractual Obligations:
Capital leases	$1,384	$632	$—	$—	$—	$—	$2,016
Long-term debt (excluding capital leases)	$43,604	$543	$7,107	$—	$1,109	$—	$52,363
Operating leases	2,427	2,216	1,501	1,107	704	885	8,840
Employment contracts	9,333	2,567	574	15	—	—	12,489
Minimum guarantees to acquire distribution rights	16,850	—	1,975	—	—	—	18,825
Distribution and marketing commitments	15,709	—	—	—	—	—	15,709

	89,307	5,958	11,157	1,122	1,813	885	110,242

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

(c) The Company incurred rental expense of $2.2 million during the year ended March 31, 2003 (2002- $2.6 million, 2001 — $2.0 million).

(d) The Company subleases one location, which expires on January 31, 2004. Sublease revenue of $0.5 million is expected to be earned in fiscal 2004.

20.	Financial Instruments

(a) Credit Risk Accounts receivable includes amounts receivable from Canadian governmental agencies in connection with government assistance for productions as well as amounts due from customers.

Amounts receivable from governmental agencies amounted to 22.0 % of total accounts receivable at March 31, 2003 (2002 – 20.0%). Concentration of credit risk with the Company’s customers is limited due to the Company’s customer base and the diversity of its sales throughout the world. The Company performs ongoing credit evaluations and maintains a provision for potential credit losses. The Company generally does not require collateral for its trade accounts receivable.

(b) Forward Contracts
The Company has entered into foreign exchange contracts to hedge future production expenses denominated in Canadian dollars. Gains and losses on the foreign exchange contracts are capitalized and recorded as production costs when the gains and losses are realized. As at March 31, 2003, the Company had no foreign exchange contracts outstanding. During the year, the Company completed foreign exchange contracts denominated in Canadian dollars. The net gains resulting from the completed contracts amounted to $0.3 million. These contracts are entered into with a major financial institution as counterparty. The Company is exposed to credit loss in the event of nonperformance by the counterparty, which is limited to the cost of replacing the contracts, at current market rates. The Company does not require collateral or other security to support these contracts. There are no unrecognized gains or losses at March 31, 2003.

(c) Interest Rate Swap
The Company has a $200 million revolving credit facility, which bears interest at 2.5% over the Adjusted LIBOR. The Company entered into a $100 million interest rate swap at an interest rate of 3.08%, commencing January 2003 and ending September 2005. The swap is in effect as long as three month LIBOR is less than 5.0%. These contracts are entered into with a major financial institution as counterparty. The Company is exposed to credit loss in the event of nonperformance by the counterparty, which is limited to the cost of replacing the contracts, at current market rates. The Company does not require collateral or other security to support these contracts. During fiscal 2003, the Company recorded interest expense of $0.4 million associated with the interest swap agreement. Unrecorded losses at March 31, 2003 amount to $3.2 million.

21. Supplementary Cash Flow Statement Information

(a) Common shares issued in fiscal 2001 in conjunction with a business combination in the amount of $23.1 million are on a non-cash basis and are, therefore, excluded from the consolidated statement of cash flows.

(b) Interest paid during the year ended March 31, 2003 amounted to $10.3 million (2002 – $12.0 million; 2001– $6.9 million).

(c) Income taxes paid during the year ended March 31, 2003 amounted to $1.4 million (2002 – $0.9 million; 2001 – $1.7 million).

22. Reconciliation to United States GAAP

The consolidated financial statements of the Company have been prepared in accordance with Canadian GAAP. The material differences between the accounting policies used by the Company under Canadian GAAP and U.S. GAAP are disclosed below in accordance with the provisions of the Securities and Exchange Commission.

Under U.S. GAAP, the net income (loss) and income (loss) per share figures for the years ended March 31, 2003, 2002 and 2001, and the shareholders’ equity as at March 31, 2003 and 2002 are as follows:

	Net Income (Loss)			Shareholders’ Equity

	Year ended	Year ended	Year ended
	March 31,	March 31,	March 31,	March 31,	March 31,
	2003	2002	2001	2003	2002

As reported under Canadian GAAP	$1,126	$(46,959)	$5,803	$71,554	$75,394
Accounting for capitalized pre-operating costs - Mandalay (a)	—	3,074	773	—	—
Discontinued operation (b)	(2,131)	—	—	(2,131)	—
Adjustment for capitalized pre-operating costs (c)	370	370	370	(1,346)	(1,717)
Interest swap mark-to-market (d)	(3,163)	—	—	—	—
Accounting for business combinations (e)	—	—	(1,145)	(1,145)	(1,145)
Accounting for income taxes (f)	—	—	—	1,900	1,900
Reclassification of Series A preferred Shares outside shareholders equity (g)	—	—	—	(28,987)	(27,884)

Net income (loss) before accounting change/ shareholders’ equity under U.S. GAAP	(3,798)	(43,515)	5,801	39,845	46,548
Cumulative effect of accounting changes, net of income taxes (h)	—	—	(40,667)	—	—

Net income (loss)/shareholders’ equity under U.S. GAAP	(3,798)	(43,515)	(34,866)	39,845	46,548
Adjustment to cumulative translation adjustments account (net of tax of $nil) (i)	62	(1,759)	(3,686)	—	—
Other comprehensive income (loss) (net of tax of $nil)(i)	227	(259)	—	(32)	(259)

Comprehensive income (loss) attributable to common shareholders under U.S. GAAP	$(3,509)	$(45,533)	$(38,552)	$39,813	$46,289

Basic and diluted income (loss) per common share	$(0.16)	$(1.09)	$0.08

	Net Income (Loss)			Shareholders’ Equity

	Year ended	Year ended	Year ended
	March 31,	March 31,	March 31,	March 31,	March 31,
	2003	2002	2001	2003	2002

under U.S. GAAP before accounting change

Basic and diluted loss per common share under U.S. GAAP	$(0.16)	$(1.09)	$(1.04)

Reconciliation of movement in Shareholders’ Equity under U.S. GAAP:

	March 31,	March 31,	March 31,
	2003	2002	2001

Balance at beginning of the year	$46,289	$93,558	$110,001
Increase in capital stock	—	1,179	24,841
Dividends paid on preferred shares	(1,584)	(1,592)	(1,660)
Accretion on preferred shares (g)	(1,383)	(1,323)	(1,072)
Net income (loss) under U.S. GAAP	(3,798)	(43,515)	(34,866)
Adjustment to cumulative translation adjustments account (h)	62	(1,759)	(3,686)
Other comprehensive income (loss) (h)	227	(259)	—

Balance — end of the year	$39,813	$46,289	$93,558

(a) Accounting for Capitalized Pre-Operating Costs — Mandalay
Under Canadian GAAP, pre-operating costs incurred by Mandalay were deferred and amortized to income to March 31, 2002. The remaining unamortized pre-operating costs of $1.2 million at March 31, 2002 were included in loss from discontinued operation. Under U.S. GAAP, all start-up costs are required to be expensed as incurred. The amounts are presented net of income taxes of $nil (2002 — $0.5 million; 2001 — $0.5 million).

(b) Accounting for Discontinued Operation
Under Canadian GAAP, effective April 1, 2002 and continuing until November 8, 2002, the date of the sale of the Company’s investment in Mandalay, the carrying value of the investment is presented as a discontinued operation and the results of Mandalay are reported separately for the current and comparable period. Under U.S. GAAP, the investment in Mandalay was not considered a discontinued operation and would be accounted for using the equity method. Accordingly, for the period ending November 8, 2002, Mandalay’s net loss of $2.1 million, would be recorded as a reduction in net income. Refer to note 4 for further information.

(c) Accounting for Capitalized Pre-Operating Period Costs – One-Hour Series Business
Under Canadian GAAP, the Company deferred certain pre-operating costs related to the launch of the television one-hour series business amounting to $3.0 million. This amount is being amortized over five years commencing in the year ended March 31, 2000. Under U.S. GAAP, all start-up costs are to be expensed as incurred. The amounts are presented net of income taxes of $0.2 million (2002 — $0.2 million; 2001 — $0.2 million).

(d) Interest Swap mark-to-market
Under U.S. GAAP, the interest swap does not meet the criteria of an effective hedge and therefore the fair market value of $3.2 million is recorded in the statement of operations. Under Canadian GAAP, the interest swap is an effective hedge and no fair valuation adjustment is recorded.

(e) Accounting for Business Combinations
Under Canadian GAAP, prior to January 1, 2001, costs related to activities or employees of an acquiring company were considered in the purchase price allocation. In fiscal 2001, the Company included $1.4 million of such costs in the purchase price for an acquired company. Under U.S.

GAAP, costs related to the acquiring company must be expensed as incurred. The amount is presented net of income taxes of $0.3 million.

(f) Accounting for Income Taxes
Under Canadian GAAP, commencing in the year ended March 31, 2001, the Company used the asset and liability method to recognize future income taxes which is consistent with the U.S. GAAP method required under SFAS 109 except that Canadian GAAP requires use of the substantively enacted tax rates and legislation, whereas U.S. GAAP only permits use of enacted tax rates and legislation. For the year ended March 31, 2000, the Company used the deferral method for accounting for deferred income taxes, which differs from the requirements of SFAS 109. The use of substantively enacted tax rates under Canadian GAAP to measure future income tax assets and liabilities resulted in an increase in Canadian net future income tax assets (before valuation allowances) by $0.2 million (2002 — $0.2 million), with a corresponding increase in valuation allowances by $0.2 million (2002 — $0.2 million).

SFAS 109 requires deferred tax assets and liabilities be recognized for temporary differences, other than non-deductible goodwill, arising in a business combination. In the year ended March 31, 2000, under U.S. GAAP, goodwill was increased to reflect the additional deferred tax liability resulting from temporary differences arising on the acquisition of Lions Gate Studios in fiscal 1999. Under Canadian GAAP, the Company did not restate income taxes for years prior to March 31, 2001, accordingly, there is a difference in the carrying amount of goodwill arising in the business combination of $1.9 million as at March 31, 2003 (March 31, 2002 — $1.9 million).

(g) Accretion on Preferred Shares
Under Canadian GAAP, the Company’s preferred shares have been included in shareholders’ equity as the Company considers the likelihood of redemption by the holders to be remote. Under U.S. GAAP, the preferred shares would be presented outside of shareholders’ equity.

As explained in note 12(a), under Canadian GAAP, the fair value of the basic preferred shares was determined using the residual value method after determining the fair value of the common share purchase warrants and the preferred share conversion feature. Under U.S. GAAP, the carrying amount of the preferred shares at the date of the offering of $27.6 million is the residual value arrived at by taking the $33.2 million proceeds less the fair value of the share purchase warrants of $3.9 million less share issue costs of $1.7 million.

Under Canadian GAAP, the difference between the initial carrying value and the redemption price of $34.8 million is being accreted as a charge to accumulated deficit on a straight-line basis over five years whereas, under U.S. GAAP, the difference is being accreted using the effective interest method over five years.

(h) Accounting changes
In the year ended March 31, 2001, the Company elected early adoption of SoP 00-2. Under Canadian GAAP, the one-time after-tax adjustment for the initial adoption of SoP 00-2 was made to opening accumulated deficit. Under SoP 00-2, the cumulative effect of changes in accounting principles caused by adopting the provisions of SoP 00-2 should be included in the determination of net earnings for GAAP purposes. The cumulative effect of the adjustment comprises $40.6 million net of income taxes of $1.5 million for the Company and its subsidiaries as well as $3.8 million, net of income taxes of $nil for the Company’s equity investee Mandalay.

(i) Comprehensive Income (Loss)
Comprehensive loss consists of net income (loss) and other gains and losses affecting shareholders’ equity that, under U.S. GAAP are excluded from the determination of net income or loss. Adjustment to cumulative translation adjustments comprises foreign currency translation gains and losses. Other comprehensive loss comprises unrealized losses on investments available for sale based on the market price of the shares at March 31, 2003 net of income taxes of $nil (2002 — $nil).

(j) Accounting for Stock Based Compensation
Under U.S. GAAP, the Company has elected to use the intrinsic value method in accounting for stock based compensation. In accordance with SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS No. 123.” the following disclosures are provided about the costs of stock based compensation awards using the fair value method.

The weighted average estimated fair value of each stock option granted in the year ended March 31, 2003 was $0.58 (2002 — $0.85; 2001 — $1.04). On December 14, 1998 the Company modified the terms of 2,676,414 options outstanding on that date, reducing the exercise price from Cdn$8.10 to Cdn$5.25, with the effect that it effectively issued new options with an exercise price of Cdn$5.25. The vesting period and remaining contractual term were unchanged. For proforma purposes, the Company has recognized additional compensation cost for the excess of the fair value of the modified options issued over the value of the original options at the date of the exchange measured using the Black-Scholes option pricing model, with the following assumptions: Cdn$4.75 market common share price, Cdn$5.25 exercise price, 6.0% risk-free interest rate, 35% volatility, and a 0% dividend yield. The total excess fair value of the stock options affected was estimated to be Cdn$1.4 million and was recognized over the remaining vesting period of the options.

For disclosure purposes fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for stock options granted: a dividend yield of 0%, expected volatility of 30% (2002 — 50%; 2001 — 50%), risk-free interest rate of 2.6% (2002 – 2.0%; 2001 – 5.5%) and expected life of five years.

	Year ended	Year ended	Year ended
	March 31, 2003	March 31, 2002	March 31, 2001

The resulting pro-forma basic income (loss) per common share before the effect of adoption of new accounting pronouncements is calculated as follows:
Numerator:
Net income (loss) available to common shareholders under U.S. GAAP	$(6,765)	$(46,430)	$3,069
Add: stock compensation expense calculated using intrinsic value method	—	—	—
Less: stock compensation expense calculated using fair value method	(1,688)	(2,470)	(3,579)

Adjusted net loss available to common shareholders	$(8,453)	$(48,900)	$(510)

Denominator:
Weighted average common shares outstanding (thousands)	43,232	42,753	36,196

Adjusted basic and diluted income (loss) per common share	$(0.20)	$(1.14)	$(0.01)

	Year ended	Year ended	Year ended
	March 31, 2003	March 31, 2002	March 31, 2001

The resulting pro-forma basic income (loss) per common share is calculated as follows:
Numerator:
Net income (loss) available to common shareholders under U.S. GAAP	$(6,765)	$(46,430)	$(37,598)
Add: stock compensation expense calculated using intrinsic value method	—	—	—
Less: stock compensation expense calculated using fair value method	(1,688)	(2,470)	(3,579)

Adjusted net loss available to common shareholders	$(8,453)	$(48,900)	$(41,177)

Denominator:
Weighted average common shares outstanding (thousands)	43,232	42,753	36,196

Adjusted basic and diluted income (loss) per common share	$(0.20)	$(1.14)	$(1.14)

(k)	Income (Loss) Per Share Basic income (loss) per share under U.S. GAAP is calculated as follows:

	Year ended	Year ended	Year ended
	March 31,	March 31,	March 31,
	2003	2002	2001

Numerator:
Net income (loss) (before accounting change in 2001)	$(3,798)	$(43,515)	$5,801
Less:
Series A preferred share dividends	(1,584)	(1,592)	(1,660)
Accretion on Series A preferred shares	(1,383)	(1,323)	(1,072)

Income (loss) available to common shareholders	$(6,765)	$(46,430)	$3,069

Denominator:
Weighted average common shares outstanding (thousands)	43,232	42,753	36,196

Basic and diluted income (loss) per share	$(0.16)	$(1.09)	$0.08

(l) Proportionate Consolidation
The accounts of all jointly controlled companies are proportionately consolidated according to the Company’s ownership interest. Under U.S. GAAP, proportionate consolidation is not permitted for jointly controlled companies and the cost, equity or full consolidation methods of accounting must be followed, as appropriate. As permitted by the United States Securities and Exchange Commission, the effect of this difference in accounting principles is not reflected above.

(m) Consolidated Financial Statements
Under Canadian GAAP, the Company consolidates the financial statements of CineGroupe Corporation (“CineGroupe”). On July 10, 2001, as a condition of a $9.2 million equity financing with a third party, CineGroupe’s Shareholders’ Agreement was amended to allow for certain participatory super-majority rights to be granted to the shareholders. Therefore, under U.S. GAAP, the Company is now precluded from consolidating CineGroupe and accounts for its 29.4% ownership of CineGroupe, commencing April 1, 2001, using the equity method.

There is no impact on net income under U.S. GAAP. Accounting for Cinegroupe using the equity method under U.S. GAAP would reduce the consolidated statements of operations items to the following amounts:

	Year ended	Year ended
	March 31,	March 31,
	2003	2002
Revenues	$273,685	$237,004
Direct operating expenses	132,954	132,274
Distribution and marketing expenses	96,174	75,997
General and administration expenses	29,267	32,033

The impact of using the equity method under U.S. GAAP on the consolidated balance sheet at March 31, 2003 would be a reduction in total assets to $340.6 million (March 31, 2002 — $337.3 million) and a reduction in debt (including bank loans, production and distribution loans, and long-term debt) to $182.0 million (March 31, 2002 – $188.6 million.)

23.	Quarterly Financial Data (unaudited)

Certain quarterly information is presented below:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2003
Revenues	$94,212	$77,845	$61,867	$67,920
Direct operating costs	$43,875	$45,419	$28,595	$36,512
Net income (loss)	$2,707	$1,198	$(2,252)	$(527)
Basic and diluted income (loss) per share	$0.04	$0.01	$(0.07)	$(0.04)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2002
Revenues	$45,124	$59,733	$70,552	$97,080
Direct operating costs	$24,825	$32,198	$40,675	$62,209
Net income (loss)	$(335)	$143	$(3,192)	$(43,575)
Basic and diluted income (loss) per share	$(0.03)	$(0.02)	$(0.10)	$(1.03)

24.	Subsequent Event

On June 4, 2003, the Company issued a prospectus to sell 15,000,000 common shares at a public offering price of $2.05 per share. On June 9, 2003, the Company received $28.9 million of net proceeds, after deducting underwriting discounts, and issued 15,000,000 common shares. The Company estimates the offering expenses will be approximately $1.0 million. The Company used $18.1 million of the net proceeds to repurchase 8,040 Series A Preferred Shares at a per share purchase price of $2,250 and used the remaining net proceeds for repayment of bank loans and general business purposes. On June 13, 2003, the underwriters exercised a portion of their over allotment option and the Company received $2.3 million of net proceeds, after deducting underwriting discounts, and issued an additional 1,201,056 common shares.

REPORT OF INDEPENDENT AUDITORS

The Members

Mandalay Pictures, LLC

      We have audited the balance sheet of Mandalay Pictures, LLC as of March 31, 2002, and the related statements of operations, changes in members’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Mandalay Pictures, LLC for the year ended March 31, 2001 were audited by other auditors, whose report dated June 22, 2001, expressed an unqualified opinion on those statements and included an explanatory paragraph that disclosed the change in the Company’s method of film accounting discussed in Note 1 to these financial statements.

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

      The accompanying consolidated financial statements have been prepared assuming that Mandalay Pictures, LLC will continue as a going concern. As more fully described in Note 1, the Company has incurred recurring operating losses and requires additional financing in order to produce future films. Additionally, the Company has not successfully negotiated distribution arrangements for future films. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ ERNST & YOUNG LLP

Los Angeles, California

May 17, 2002

MANDALAY PICTURES, LLC

CONSOLIDATED BALANCE SHEETS

	March 31

	2002	2001

	(All amounts in US dollars)
ASSETS
Cash and cash equivalents	$4,841,984	$16,113,095
Restricted cash	13,647,669	21,147,617
Accounts receivable	16,214,580	29,105,253
Other receivables	—	15,225,000
Film inventory	86,746,444	133,127,349
Due from (to) affiliates	42,592	(32,806)
Other assets	38,621	113,815

Total assets	$121,531,890	$214,799,323

LIABILITIES
Accounts payable and accrued expenses	$4,380,559	$875,163
Accrued participations and residuals	13,867,670	9,847,001
Bank loan	—	3,085,380
Production loans	47,430,000	93,126,648
Contractual obligations	6,846,491	36,574,600
Deferred revenue	31,347,078	41,256,404

Total liabilities	103,871,798	184,765,196
Commitments and contingencies
Members’ equity:
Contributions from members	44,639,000	50,001,000
Accumulated deficit	(26,978,908)	(19,966,873)

Total members’ equity	17,660,092	30,034,127

Total liabilities and members’ equity	$121,531,890	$214,799,323

See accompanying notes.

MANDALAY PICTURES, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31

	2002	2001

	(All amounts in US dollars)
Revenues	$79,672,559	$42,671,932
Operating expenses:
Amortization of film costs	(79,944,752)	(42,448,780)
Write-off of abandoned film projects	(4,371,778)	(341,090)
General and administration	(4,020,597)	(5,769,015)
Depreciation	(39,315)	(92,262)

	(88,376,442)	(48,651,147)

Loss from operations	(8,703,883)	(5,979,215)
Other income (expense):
Interest income	1,197,223	1,972,026
Interest expense	(524,227)	(191,000)
Gain on contractual settlement	1,042,515	—

	1,715,511	1,781,026

Loss before provision for income taxes and cumulative change in accounting principle	(6,988,372)	(4,198,189)
Provision for income taxes	(23,663)	(22,318)

Loss before cumulative effect of change in accounting principle	(7,012,035)	(4,220,507)
Cumulative effect of change in accounting principle	—	(3,784,000)

Net loss	$(7,012,035)	$(8,004,507)

See accompanying notes.

MANDALAY PICTURES, LLC

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY

	Tigerstripes,	LG Pictures,
	LLC	Inc.	Total

	(All amounts in US dollars)
Balance at March 31, 2000	$550	$38,038,084	$38,038,634
Net loss	—	(8,004,507)	(8,004,507)

Balance at March 31, 2001	550	30,033,577	30,034,127
Return of capital	—	(5,362,000)	(5,362,000)
Net loss	—	(7,012,035)	(7,012,035)

Balance at March 31, 2002	$550	$17,659,542	$17,660,092

See accompanying notes.

MANDALAY PICTURES, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,

	2002	2001

	(All amounts in U.S. dollars)
Operating activities
Net loss	$(7,012,035)	$(8,004,507)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Cumulative effect of a change in accounting principle	—	3,784,000
Gain on contractual settlement	(1,042,515)	—
Depreciation	39,315	92,262
Write-off of abandoned film projects	4,371,778	341,090
Amortization of film costs	79,944,752	42,448,780
Changes in operating assets and liabilities:
Restricted cash	7,499,948	10,865,134
Accounts receivable	12,480,450	(25,542,114)
Other receivables	—	(11,400,966)
Film inventory	(86,040,522)	(129,299,198)
Due to/from affiliates, net	(75,398)	276,986
Other assets	35,879	320,321
Accounts payable and accrued expenses	426,778	(6,630,295)
Accrued participations and residuals	13,840,676	6,647,001
Contractual obligations	596,491	20,402,652
Deferred revenue	(211,894)	36,150,110

	31,865,738	(51,544,237)

Net cash provided by (used in) operating activities	24,853,703	(59,548,744)
Financing activities
Proceeds (repayments) from bank loan, net	53,465	284,196
Repayments on production loans	(85,176,648)	(21,614,163)
Proceeds from production loans	39,480,000	84,183,584
Proceeds from other financing arrangements	13,295,708	(433,352)
Return of members’ capital contributions	(5,362,000)	—
Proceeds from contractual settlement	1,584,661	—

Net cash (used in) provided by financing activities	(36,124,814)	62,420,265

Net (decrease) increase in cash and cash equivalents	(11,271,111)	2,871,521
Cash and cash equivalents, beginning of year	16,113,095	13,241,574

Cash and cash equivalents, end of year	$4,841,984	$16,113,095

Supplemental disclosure of cash flow information
Interest paid	$2,095,347	$5,926,277
Income taxes paid	$23,663	$22,318

See accompanying notes.

MANDALAY PICTURES, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

      The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to produce and distribute films. As of March 31, 2002, the Company has arranged financing and distribution for two films that are currently in production. However, the Company has incurred recurring operating losses, and has not arranged financing for production of any future films. In addition, although distribution arrangements are in place for films currently in production, the Company’s current distribution arrangements have been terminated or have expired and the Company has not successfully negotiated other distribution arrangements for future films. If the Company cannot produce future films, the Company will not be able to continue as a going concern.

      Management is actively pursuing other film financing and distribution options. However, there can be no assurance that the Company will be successful in its efforts to identify additional financing or distribution arrangements on terms acceptable to the Company. The financial statements do not include any adjustments relating to the recoverability of the carrying amount of the recorded assets or the amount of liabilities that might result from the outcome of the Company’s inability to produce future films.

Change in Accounting Principle

      In June 2000, the American Institute of Certified Public Accountants issued Statement of Position 00-2, “Accounting by Producers or Distributors of Films” (the SOP). The SOP established new accounting standards for producers and distributors of films, including changes in revenue recognition concepts and accounting for exploitation, development. The SOP requires that advertising costs be expensed in accordance with SOP 93-7, “Reporting on Advertising Costs,” while all other exploitation costs are to be expensed as incurred. In addition, the SOP provided that development costs for abandoned projects and indirect overhead costs are to be charged to expense instead of being capitalized to film costs.

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

MANDALAY PICTURES, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As a result, contractual obligations of $16,767,000 were offset against film costs of $16,002,000, other receivables of $723,000 and accounts payable of $42,000. In addition, accrued participation of $4,286,000, contractual obligations of $3,000,000 and film costs of $2,759,000 were offset against other receivables of $10,045,000.

Cash and Cash Equivalents

      The Company considers all highly liquid debt instruments with an original maturity of three months or less and investments in money market funds to be cash equivalents. At times, cash balances held at financial institutions are in excess of the Federal Deposit Insurance Corporation’s limits.

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

      Film inventory is stated at the lower of cost, net of amortization, or fair value. Film inventory costs are amortized against revenues generated by the delivery and subsequent exploitation of the film. Amortization is determined using the individual film forecast method, whereby costs accumulated in the development and production of a film are amortized in the proportion that current gross revenues bear to management’s estimate of the total gross revenues expected to be received from all sources within ten years of release. Where applicable, unamortized inventory is written down to fair value using a discounted cash flow model based on this appraisal.

Participations and Residuals

      Estimated liabilities for participations and residuals are amortized in the same manner as film inventory costs.

MANDALAY PICTURES, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Based on management’s estimates, approximately $6,934,000 of the balance of accrued participations and residuals at March 31, 2002 will be paid during the year ending March 31, 2003.

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

Recent Accounting Pronouncements

      In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (FAS 133). FAS 133 requires companies to record derivatives on their balance sheets as assets or liabilities, measured at fair value. Under FAS 133, gains or losses resulting from changes in the values of derivatives are to be reported in the statement of operations or as a deferred item, depending on the use of the derivatives and whether they qualify for hedge accounting. The Company adopted FAS 133 on April 1, 2001. The impact on the financial statements of adopting this standard was not material.

MANDALAY PICTURES, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.     Film Inventory

      Film inventory consists of the following at March 31:

	2002	2001

Projects released, net of amortization	$34,711,370	$56,885,456
Projects in production	50,310,244	64,948,138
Projects in development/pre-production	1,724,830	11,293,755

	$86,746,444	$133,127,349

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

	2002	2001

Production loan dated December 3, 2001, due February 3, 2004	$27,030,000	$—
Production loan dated December 15, 2000, due January 7, 2003	20,400,000	12,200,000
Production loan dated May 19, 2000, due July 3, 2002	—	53,191,730
Production loan dated October 15, 1999, due February 27, 2002	—	27,734,918

	$47,430,000	$93,126,648

      For each of the production loans discussed above, the bank has required the Company to enter into foreign exchange options to hedge the Japanese yen translation fluctuation applicable to the distribution contracts entered into with the Japanese distributor. These options, which are exercisable during 2002, had a fair value of $26,300 and $113,800 at March 31, 2002 and 2001, respectively.

MANDALAY PICTURES, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

MANDALAY PICTURES, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      In December 2001, the parties agreed to terminate the Paramount Agreement. The termination of the Paramount Agreement will have no impact on its obligations with respect to the Company’s released films, nor with the two films currently in post-production.

      Under the Paramount Agreement, the Company assumed responsibility for certain amounts payable to unions and actors based on the performance in certain territories of one of its motion pictures. Paramount was the primary obligor of these obligations. In May 2001, in conjunction with repayment of the underlying credit facility (see Note 3), the Company negotiated a settlement of this arrangement with Paramount, which resulted in the Company transferring its rights in the motion picture to Paramount, in exchange for Paramount’s assumption of all obligations to unions and actors.

7.     Members’ Equity

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

      Pursuant to the Operating Agreement, LG Pictures, Inc. shares in 100% of Mandalay’s losses and 100% of its earning until LG Pictures, Inc. recovers its original $50,000,000 investment. Thereafter, Tigerstripes and LG Pictures, Inc. are entitled to 55% and 45%, respectively, of the earnings of Mandalay.

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

MANDALAY PICTURES, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.     Related Parties

      Due (to) from affiliates consists of the following at March 31:

	2002	2001

Lions Gate	$5,258	$(84,468)
Other Mandalay companies*	37,334	51,662

	$42,592	$(32,806)

*	Includes various Mandalay named companies in which members of the Company have significant interest.

      LG Pictures, Inc. was required to compensate the Company for any interest income foregone on a required equity contribution that was replaced by the establishment of the bank loan (see Note 3). During the year ended March 31, 2001, the Company received $190,000 under this agreement, which amount was included in interest income.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Members of

Mandalay Pictures, LLC:

      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, change in members’ equity and cash flows present fairly, in all material respects, the financial position of Mandalay Pictures, LLC (the “Company”) at March 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

      As discussed in Note 2 to the consolidated financial statements, the Company changed its method of film accounting on April 1, 2000.

/s/ PRICEWATERHOUSE COOPERS LLP

June 22, 2001

MANDALAY PICTURES, LLC

CONSOLIDATED BALANCE SHEETS

As of March 31, 2001 and 2000

	2001	2000

ASSETS
Cash and cash equivalents	$16,113,095	$13,241,574
Restricted cash	21,147,617	32,012,751
Accounts receivable — trade	29,105,253	3,563,139
Other receivables	15,225,000	3,824,034
Film inventory	133,127,349	50,060,931
Due (to) from affiliates	(32,806)	244,180
Other assets and prepaid expenses	113,815	434,136

TOTAL ASSETS	$214,799,323	$103,380,745

LIABILITIES
Accounts payable and accrued expenses	$875,163	$7,505,458
Accrued participations and residuals	9,847,001	3,200,000
Bank loan	3,085,380	2,801,184
Production loans	93,126,648	30,557,227
Contractual obligations	36,574,600	16,171,948
Deferred revenue	41,256,404	5,106,294

TOTAL LIABILITIES	184,765,196	65,342,111

MEMBERS’ EQUITY
Contributions from members	50,001,000	50,001,000
Accumulated deficit	(19,966,873)	(11,962,366)

TOTAL MEMBERS’ EQUITY	30,034,127	38,038,634

TOTAL LIABILITIES and MEMBERS’ EQUITY	$214,799,323	$103,380,745

The accompanying notes are an integral part of these financial statements.

MANDALAY PICTURES, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended March 31, 2001 and 2000

	2001	2000

REVENUES	$42,671,932	$87,033,801
OPERATING EXPENSES
Amortization of film costs	(42,448,780)	(87,988,812)
General and administration	(6,110,105)	(4,165,285)
Depreciation	(92,262)	(98,494)

LOSS FROM OPERATIONS	(5,979,215)	(5,218,790)
INTEREST INCOME	1,972,026	2,520,559
INTEREST EXPENSE	(191,000)	—

LOSS BEFORE PROVISION FOR TAXES	(4,198,189)	(2,698,231)
PROVISION FOR TAXES	(22,318)	(12,050)

LOSS BEFORE CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	(4,220,507)	(2,710,281)
CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	(3,784,000)	—

NET LOSS	$(8,004,507)	$(2,710,281)

The accompanying notes are an integral part of these financial statements.

MANDALAY PICTURES, LLC

CONSOLIDATED STATEMENT OF CHANGES IN MEMBER’S EQUITY

For the Years Ended March 31, 2001 and 2000

	Tigerstripes,	LG Pictures,
	LLC	Inc.	Total

Balance at March 31, 1999	$550	$40,748,365	$40,748,915
Net loss	—	(2,710,281)	(2,710,281)

Balance at March 31, 2000	550	38,038,084	38,038,634
Net loss	—	(8,004,507)	(8,004,507)

Balance at March 31, 2001	$550	$30,033,577	$30,034,127

The accompanying notes are an integral part of these financial statements.

MANDALAY PICTURES, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED MARCH 31, 2001 and 2000

	2001	2000

Cash flows from operating activities:
Net loss	$(8,004,507)	$(2,710,281)
Adjustments to reconcile net loss to net cash used in operating activities:
Cumulative effect of a change in accounting principle	3,784,000	—
Depreciation	92,262	98,494
Write off of abandoned film projects	341,090	—
Amortization of film costs	42,448,780	87,988,812
(Increase) decrease in assets:
Restricted cash	10,865,134	(29,310,552)
Accounts receivable — trade	(25,542,114)	(3,563,139)
Other receivables	(11,400,966)	(3,452,857)
Additions to film costs	(129,299,198)	(97,671,705)
Due to/from affiliates, net	276,986	37,149
Other assets and prepaid expenses	320,321	27,322
(Decrease) increase in liabilities:
Accounts payable and accrued expenses	(6,630,295)	(620,834)
Accrued participations and residuals	6,647,001	3,200,000
Contractual obligations	20,402,652	16,171,948
Deferred revenue	36,150,110	644,402

Total adjustments	(51,544,237)	(26,450,960)

Net cash used by operating activities	(59,548,744)	(29,161,241)

Cash flows from financing activities:
Proceeds (repayments) from bank loan, net	284,196	(1,153,795)
Repayments on production loans	(21,614,163)	(33,969,467)
Proceeds from production loans	84,183,584	45,712,935
Payments relating to financing costs and other assets	(433,352)	(518,122)

Net cash provided by financing activities	62,420,265	10,071,551

Net increase (decrease) in cash and cash equivalents	2,871,521	(19,089,690)
Cash and cash equivalents, beginning of year	13,241,574	32,331,264

Cash and cash equivalents, end of year	$16,113,095	$13,241,574

Supplemental disclosure of cash flow information:
Interest paid	$5,926,277	$2,218,759
Income taxes paid	$22,318	$12,050

The accompanying notes are an integral part of these financial statements.

MANDALAY PICTURES, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization

      Mandalay Pictures, LLC (the “Company”) was incorporated on March 1, 1998 as a Delaware corporation. The Company develops, finances, produces and distributes major motion pictures.

2.	Summary of Significant Accounting Policies

Principles of Consolidation

      The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company transactions and accounts have been eliminated.

Accounting Changes

      In June 2000, the American Institute of Certified Public Accountants issued Statement of Position 00-2, “Accounting by Producers or Distributors of Films” (SoP 00-2). SoP 00-2 established new accounting standards for producers and distributors of films, including changes in revenue recognition concepts and accounting for exploitation, development and overhead costs. SoP 00-2 requires that advertising costs be expensed in accordance with SoP 93-7, “Reporting on Advertising Costs” while all other exploitation costs are to be expensed as incurred. Development costs for abandoned projects and indirect overhead costs are to be charged to expense instead of being capitalized to film costs. In addition, methodology for determining net realizable value includes a discounted cash flow approach. The Company adopted the pronouncement effective April 1, 2000 and recorded a one-time charge for the initial adoption totaling $3,784,000, which has been reflected as a cumulative effect of a change in accounting principle in the Consolidated Statement of Operations for the year ended March 31, 2001. Also as a result of the adoption, the Company recognized approximately $18,748,000 of revenue in the current year which was recognized last year. It is estimated $6,250,000 of previously recognized revenue will be recorded in future periods. The effect on net income (loss) of recognizing these revenues is not material.

      In December 1999, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin 101, Revenue Recognition in Financial Statements (“SAB 101”), which summarized the SEC staff’s view in applying generally accepted accounting principles to revenue recognition in financial statements. The Company has reviewed its revenue recognition policies and revised them to conform to SAB 101, specifically with respect to distributor-for-hire arrangements. Accordingly, revenues in the prior year have been restated to conform to the current period presentation, with no net effect on net loss.

Revenue Recognition.

      Revenue is recognized in accordance with the provisions of SoP-02 and SAB 101. The Company licenses certain film rights through international distribution agreements that provide for the payment of minimum license fees (“Minimum Guarantees” or “MG’s”), usually payable on delivery of the respective completed film, that are subject to further increase based on the actual distribution results in the respective territory. Minimum Guarantees related to contracts which contain hold-back provisions precluding the distributor from exploiting secondary markets until certain time periods have lapsed are allocated across those markets and recognized as revenue when each hold-back provision expires.

      Revenue allocated to the primary market, usually the theatrical market, is recognized as revenue on the date the completed film is available for exploitation in the related territory and certain other conditions of sale have been met pursuant to criteria specified by SoP-00-2.

      The Company has entered into a first look financing and distribution agreement with Paramount Pictures Corporation (“Paramount”) that gives Paramount the option to acquire the distribution rights in all territories other than those covered by the various international distribution agreements, under terms

MANDALAY PICTURES, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

which are similar to the international agreements. Any amounts received from Paramount at the commencement of the license period are treated as minimum guarantees with revenue being recognized in a manner similar to the international distribution agreements discussed above. Paramount also pays annual overhead contribution fees to the Company to help offset the costs of operation of the Company. These fees are presented as reductions to general and administration expenses in the Statement of Operations.

Deferred Revenue

      Deferred revenue represents MG’s received from distributors for which holdback provisions have not yet lapsed, thus, precluding the Company from recognizing revenue.

Cash and Cash Equivalents

      The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents are carried at cost, which approximates fair value. At times, cash balances held at financial institutions are in excess of the Federal Deposit Insurance Corporation’s limits.

Restricted Cash

      Restricted cash represents amounts on deposit with financial institutions that are contractually designated for the production of certain films and require third party approvals prior to the disbursement of any funds.

Film Costs

•	Film inventory

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

      Film inventory is stated at the lower of cost, net of amortization, or net realizable value. Amortization is determined using the individual film forecast method, whereby costs accumulated in the development and production of a film are amortized in the proportion that current gross revenues bear to management’s estimate of the total gross revenues expected to be received from all sources within ten years of release. Revenue estimates on a film-by-film basis are reviewed periodically by management and are revised, if warranted, based on management’s appraisal of current market conditions. Where applicable, unamortized inventory is written down to net realizable value using a discounted cash flows model based on this appraisal.

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

•	Participations and Residuals

      Estimated liabilities for participations and residuals are amortized in the same manner as film inventory costs.

MANDALAY PICTURES, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Based on management’s estimates, $5,534,001 of the balance of accrued participations and residuals at March 31, 2001 will be paid during the year ending March 31, 2002.

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

New accounting standards

      In June 1998, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The new standard requires companies to record derivatives on their balance sheets as assets or liabilities, measured at fair value. Under SFAS No. 133, gains or losses resulting from changes in the values of derivatives are to be reported in the statement of operations or as a deferred item, depending on the use of the derivatives and whether they qualify for hedge accounting. The Company is required to adopt SFAS No. 133 in the first quarter of fiscal 2002. The impact on the financial statements of adopting this standard is currently anticipated to be immaterial.

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

Reclassifications

      Certain prior-year amounts have been reclassified to conform to the current-year presentation.

3.     Film inventory

      Film inventory consist of the following at March 31:

	2001	2000

Projects released, net of amortization	$56,885,456	$7,020,184
Projects in production	64,948,138	37,773,547
Projects in development/pre-production	11,293,755	5,267,200

Total	$133,127,349	$50,060,931

MANDALAY PICTURES, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

5.     Production Loans

      On December 15, 2000, the Company entered into a non-recourse credit facility, which provides a line of credit of $20,614,797, bearing an interest rate of LIBOR + 1.5%, with a final maturity of January 7, 2003. At March 31, 2001 the outstanding balance was $12,200,000, leaving $8,414,797 of unused available credit with this facility. Borrowings under this facility are collateralized by, and will be paid from, contractual MG’s due on certain distribution contracts entered into with foreign distributors. Approximately $6,000,000 of the available credit facility is temporarily collateralized with the Company’s restricted cash and will be released to the general account of the Company as additional distribution contracts are delivered to the bank.

      On May 19, 2000, the Company entered into a non-recourse credit facility, which provides a line of credit of $57,458,000, bearing an interest rate of LIBOR + 1.5%, with a final maturity of July 3, 2002. At March 31, 2001, the outstanding balance was $53,191,000, leaving $4,267,000 of unused available credit with this facility. Borrowings under this facility are also collateralized by, and will be paid from, contractual MG’s due on certain distribution contracts.

      On October 15, 1999, the Company entered into a non-recourse credit facility, providing a line of credit of $46,336,190, bearing an interest rate of LIBOR + 1.5%, with a final maturity of February 27, 2002. The Company had $27,734,918 and $27,534,590 outstanding on this facility at March 31, 2001 and 2000, respectively. The unused available credit with this facility was $0 and $18,791,853 at March 31, 2001 and 2000, respectively. Consistent with the credit facilities discussed above, borrowings under this facility are collaterized by, and are being repaid from, contractual MG’s due on certain distribution contracts entered into with foreign distributors.

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

MANDALAY PICTURES, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

6.     Film Financing Transactions

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

      In order for the unrelated third party in the first and second transactions to fulfill its obligations to fund these films, $14,500,000 of cash deposited into the restricted cash account, plus interest earned thereon, at March 31, 2000 was lent to the investor and is repayable out of 100% of the investor’s entitlement to proceeds from the distribution of its other films financed with the Company and a pledge against any money raised through its ongoing fundraising efforts, but in no event later than September 30, 2001. Therefore, $14,500,000 plus interest has been recorded as other receivables at March 31, 2001 and the restricted cash has been reduced accordingly.

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

MANDALAY PICTURES, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In the third, the Company received $16,000,000 from an investor related to the intended production of a motion picture, that as of March 31, 2001, remains in development/pre-production. Of this amount, $14,500,000 was placed on restricted deposit with a German bank and $1,500,000 was deposited into the general bank account of the Company to fund development costs. The amount placed in the restricted cash account was subsequently loaned back to the investor to fund other financing commitments with the Company, as discussed above. Should the project be abandoned, the Company must return these funds, plus all interest earned on the restricted deposit. At March 31, 2001 and 2000, $16,766,600 and $16,171,948 are included in contractual obligations related thereto.

7.     Commitments and Contingencies

Employment Agreements

      It has been the Company’s policy to employ all executives under formal employment agreements. The terms of these agreements have generally terminated on or about February 28, 2001 and have been temporarily extended through December 31, 2001 while the Company develops its long-term strategy. During the next fiscal year the Company plans to further extend the terms of employment of those executives necessary to fulfill its business plan.

      The employment and compensation agreements with the Company’s two most senior executives, who are also members, provided for minimum annual base compensation of $4,444,000 and $1,280,000 respectively, through the year ending February 28, 2003. These executives have agreed to defer 50% of these amounts to be conditionally recouped out of the results of future productions, under certain specific instances, if at all. Based upon the results as of March 31, 2001, no such recoupment is expected.

      The Company terminated the contract of its next ranking officer, which had an expiration date of December 31, 2001, and provided for no mitigation offset, by paying the amount of $1,265,799. This amount has been included in general and administration expenses in the Statement of Operations for the year ended March 31, 2001.

Distribution Agreements

      Under the distribution agreements with Paramount related to the motion picture “Sleepy Hollow” the Company assumed responsibility for certain amounts payable to unions and actors based on the performance of the motion picture in certain territories. Paramount is the primary obligor of these obligations. Based upon the performance of the picture to date, the Company has accrued $5,534,001 at March 31, 2001 as an estimate of this obligation. The Company is in the process of negotiating a settlement of this arrangement due to certain actions of Paramount during the production and distribution of the film. Any formal relief of this obligation will be recorded as income when legally binding.

8.     Members’ Equity

      The Company’s equity structure is as follows at each of March 31, 2001 and March 31, 2000:

Class A Preferred Membership Units	$50,000,000
Class B Common Membership Units	450
Class C Common Membership Units	550

$50,001,000

      The Class A Preferred membership units have a pro-rata claim, with that of the two senior executives’ salary deferrals, on any non-tax related distribution until fully redeemed.

MANDALAY PICTURES, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.     Related Parties

      Due (to) from affiliates consists of the following at March 31:

	2001	2000

Lions Gate Entertainment Corp.	$(84,466)	$244,180
Other Mandalay companies*	51,662	34,000

	$(32,806)	$278,180

*	Includes various Mandalay named companies in which members of the Company have significant interest.

      LG Pictures, Inc., a wholly owned subsidiary of Lions Gate Entertainment Corp., the member that owns class A preferred and class B common membership units, was required to compensate the Company for any interest income foregone on a required equity contribution that was replaced by the establishment of the bank loan (see Note 4). During the current year, this obligation was terminated. During the years ended March 31, 2001 and 2000, the Company received $190,000 and $1,237,000, respectively under this agreement, which amounts are included in interest income.