Form 10-Q
period 2003-06-30
LIONS GATE ENTERTAINMENT CORP /CN/
filed 2003-08-14
CIK 929351

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly report pursuant to section 13 or 15(d)
of the Securities and Exchange Act of 1934

For the quarterly period ended June 30, 2003

or

[  ] Transition report pursuant to section 13 or 15(d)
of the Securities and Exchange Act of 1934

For the transition period from                      to

Commission File No. 1-14880

LIONS GATE ENTERTAINMENT CORP.

(Exact name of registrant as specified in its charter)

British Columbia, Canada (State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 3123, Three Bentall Centre, Burrard Street
Vancouver, British Columbia V7X 1J1
And
4553 Glencoe Avenue, Suite 200
Marina del Rey, California 90292
(Address of principal executive offices)

Registrant’s telephone number, including area code: (604) 609-6100

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [   ]

     As of August 11, 2003, 59,410,068 shares of the registrant’s no par value common stock were outstanding.

PART I
Item 1. Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Item 4. Controls and Procedures
PART II
Item 6. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
SIGNATURES
INDEX TO EXHIBITS
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

FORWARD LOOKING STATEMENTS

     All statements, other than statements of historical fact, contained within this report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases you can identify forward-looking statements by terms such as “may,” “intend,” “will,” “should,” “could,” “would,” “expect,” “believe,” “estimate” or the negative of these terms, and similar expressions intended to identify forward-looking statements.

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

     Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, those described in the Risk Factors section of our Annual Report on Form 10-K.

PART I

Item 1. Financial Statements

LIONS GATE ENTERTAINMENT CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

(All amounts in thousands of U.S. dollars, except share amounts)

	June 30, 2003	March 31, 2003

	(Unaudited)	(Note 2)
Assets
Cash and cash equivalents	$11,051	$7,440
Accounts receivable, net of reserve for video returns of $8,811 (March 31, 2003 — $11,364) and provision for doubtful accounts of $7,957 (March 31, 2003 — $7,677)	88,496	94,908
Investment in films and television programs	235,123	206,275
Property and equipment	34,193	32,390
Goodwill, net of accumulated amortization of $5,643	25,048	25,048
Other assets	19,042	19,135
Future income taxes	1,622	1,350

	$414,575	$386,546

Liabilities
Bank loans	$125,901	$130,921
Accounts payable and accrued liabilities	60,128	48,888
Accrued participations and residuals costs	27,971	26,158
Production loans	20,317	20,339
Long—term debt	61,683	54,379
Deferred revenue	34,953	22,116
Minority interests	8,732	9,028

	339,685	311,829

Commitments and Contingencies

Shareholders’ Equity
Preferred shares, 200,000,000 shares authorized, issued in series, including 1,000,000 Series A (3,790 and 11,830 shares issued and outstanding) and 10 Series B (10 and 10 shares issued and outstanding) (liquidation preference $9,665 and $30,167)	10,560	32,519
Common stock, no par value, 500,000,000 shares authorized, 59,432,977 and 43,231,921 shares issued and outstanding	187,895	157,675
Contributed surplus	4,259	—
Accumulated deficit	(121,129)	(107,942)
Cumulative translation adjustments	(6,695)	(7,535)

	74,890	74,717

	$414,575	$386,546

See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(All amounts in thousands of U.S. dollars, except per share amounts)

	Three months ended	Three months ended
	June 30, 2003	June 30, 2002

Revenues	$54,938	$94,212

Expenses:
Direct operating	22,748	43,875
Distribution and marketing	34,818	35,968
General and administration	7,164	7,484
Amortization	1,480	1,338

Total expenses	66,210	88,665

Operating Income (Loss)	(11,272)	5,547

Other Expenses:
Interest on debt initially incurred for a term of more than one year	2,448	2,636
Minority interests	(1,062)	465

Total other expenses	1,386	3,101

Income (Loss) Before Equity Interests and Income Taxes	(12,658)	2,446
Other equity interests	(213)	394

Income (Loss) Before Income Taxes	(12,871)	2,840
Income taxes	(279)	(133)

Net Income (Loss)	(12,592)	2,707
Dividends on Series A preferred shares	(127)	(406)
Accretion on Series A preferred shares	(468)	(523)

Net Income (Loss) Available to Common Shareholders	$(13,187)	$1,778

Basic and Diluted Income (Loss) Per Common Share	$(0.28)	$0.04

See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(All amounts in thousands of U.S. dollars, except share amounts)

			Series A		Series B
	Common Stock		Preferred Shares		Preferred Shares				Cumulative
							Contributed	Accumulated	Translation
	Number	Amount	Number	Amount	Number	Amount	Surplus	Deficit	Adjustments	Total

Balance at March 31, 2002	43,231,921	$157,675	11,830	$30,751	10	$—	$—	$(105,435)	$(7,597)	$75,394
Net loss available to common shareholders								(2,507)		(2,507)
Accretion of Series A preferred shares and amortization of issue costs			—	1,768						1,768
Foreign currency translation adjustments									62	62

Balance March 31, 2003	43,231,921	157,675	11,830	32,519	10	—	—	(107,942)	(7,535)	74,717
Issuance of common stock	16,201,056	30,220								30,220
Redemption of Series A preferred shares			(8,040)	(22,349)			4,259			(18,090)
Net loss available to common shareholders								(13,187)		(13,187)
Accretion of Series A preferred shares and amortization of issue costs			—	390						390
Foreign currency translation adjustments									840	840

Balance June 30, 2003	59,432,977	$187,895	3,790	$10,560	10	$—	$4,259	$(121,129)	$(6,695)	$74,890

See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(All amounts in thousands of U.S. dollars)

	Three months ended	Three months ended
	June 30, 2003	June 30, 2002

Operating activities:
Net income (loss)	$(12,592)	$2,707
Adjustments to reconcile net income (loss) to net cash flows used in operating activities:
Amortization of property and equipment	912	858
Write-off of projects in development	414	320
Amortization of pre-operating costs	154	160
Amortization of deferred financing costs	338	322
Amortization of films and television programs	22,218	43,476
Minority interests	(1,062)	465
Other equity interests	213	(394)
Changes in operating assets and liabilities:
Accounts receivable	8,455	(15,694)
Increase in investment in films and television programs	(48,289)	(50,010)
Other assets	(140)	(1,551)
Future income taxes	(419)	212
Accounts payable and accrued liabilities	9,966	4,569
Accrued participations and residuals costs	1,719	4,561
Deferred revenue	12,173	6,725

Net cash flows used in operating activities	(5,940)	(3,274)

Financing activities:
Issuance of common stock	30,219	—
Redemption of Series A preferred shares	(18,090)	—
Decrease in bank loans	(7,196)	(6,312)
Decrease in restricted cash	—	241
Increase (decrease) in production loans	(1,191)	3,491
Increase (decrease)in long-term debt	4,740	(358)

Net cash flows provided by (used in) financing activities	8,482	(2,938)

Investing activities:
Purchase of property and equipment	(127)	(844)

Net cash flows used in investing activities	(127)	(844)

Net change in cash and cash equivalents	2,415	(7,056)
Foreign exchange effect on cash	1,196	1,821
Cash and cash equivalents-beginning of period	7,440	6,641

Cash and cash equivalents-end of period	$11,051	$1,406

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

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company include the accounts of Lions Gate and all of its majority-owned and controlled subsidiaries, with a provision for minority interests, and the Company’s proportionate share of assets, liabilities, revenues and expenses of jointly controlled companies. The Company controls a subsidiary company through a combination of existing voting interests and an ability to exercise various rights under certain shareholder agreements and debentures to acquire common shares.

These unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in Canada (“Canadian GAAP”) which conforms, in all material respects, with the accounting principles generally accepted in the United States (“U.S. GAAP”), except as described in note 9, for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by Canadian or U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these unaudited condensed consolidated financial statements. Operating results for the quarter are not necessarily indicative of the results that may be expected for the year ending March 31, 2004. Certain reclassifications have been made in the fiscal 2003 financial statements to conform to the fiscal 2004 presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for the year ended March 31, 2003.

The balance sheet at March 31, 2003 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

3. Investment in Films and Television Programs

	June 30,	March 31,
	2003	2003

	(All amounts in thousands
	of U.S. dollars)
Theatrical Films
Released, net of accumulated amortization	$71,846	$70,160
Completed and not released	19,521	11,359
Acquired library, net of accumulated amortization	36,859	37,422
In progress	33,743	31,783
In development	2,889	1,031

	164,858	151,755

Non-Theatrical Films and Direct-to-Television Programs
Released, net of accumulated amortization	41,827	36,324
In progress	25,379	15,536

	June 30,	March 31,
	2003	2003

	(All amounts in thousands
	of U.S. dollars)
In development	3,059	2,660

	70,265	54,520

	$235,123	$206,275

The Company expects approximately 44% of completed films and television programs, net of accumulated amortization will be amortized during the one-year period ending June 30, 2004, and approximately 55% of accrued participants’ share will be paid during the one-year period ending June 30, 2004.

Additionally, the Company expects approximately 80% of completed and released films and television programs, net of accumulated amortization will be amortized during the three year period ending June 30, 2006.

The acquired library is being amortized using the straight-line method over a period of twenty years from the acquisition date. The remaining amortization period as at June 30, 2003 is seventeen and one-quarter years on the unamortized costs of $36.9 million.

4. Bank Loans

The Company has a $175 million U.S. dollar—denominated revolving credit facility, a $25 million Canadian dollar—denominated revolving credit facility, $3.7 million in operating lines of credit and $2.2 million in demand loans.

The revolving credit facility expires September 2005 and bears interest at 2.5% over the Adjusted LIBOR or the Canadian Bankers Acceptance rate, or 1.5% over the U.S. or Canadian prime rates. The availability of funds under the revolving credit facilities is limited by the borrowing base, which is calculated on a monthly basis. The borrowing base assets at June 30, 2003 totaled $171.8 million (March 31, 2003 —$166.4 million). At June 30, 2003, the revolving credit facility has an average variable interest rate of U.S. prime minus 0.21% on principal of $96.6 million and an average variable interest rate of Canadian prime plus 0.72% on principal of $23.6 million. U.S. and Canadian prime interest rates at June 30, 2003 were 4.0% and 5.0% respectively. The Company is required to pay a monthly commitment fee of 0.375% on the total revolving credit facilities of $200.0 million less the amount drawn. The Company entered into a $100 million interest rate swap at an interest rate of 3.08%, commencing January 2003 and ending September 2005. The swap is in effect as long as three month LIBOR is less than 5.0%. Fair market value of the interest rate swap at June 30, 2003 is $3.5 million (March 31, 2003 — $3.2 million). Unrecognized fair valuation losses for the three months ended June 30, 2003 amount to $0.3 million (2002 -$nil).

The operating lines of credit bear interest at Canadian prime plus 0%-1% and the demand loans at Canadian prime plus 2% — 4%.

5. Income (Loss) per Common Share

Basic income (loss) per share is calculated after adjusting net income (loss) for dividends and accretion on the Series A preferred shares and using the weighted average number of common shares outstanding during the three months ended June 30, 2003 of 46,918,000 shares (2002 — 43,202,000 shares). The exercise of common share equivalents including employee stock options, share purchase warrants, convertible promissory notes and Series A preferred shares could potentially dilute earnings per share in the future, but were not reflected in fully diluted income per share because to do so would be anti-dilutive.

The Company has elected to use the intrinsic value method in accounting for stock based compensation. In accordance with CICA 3870, the following disclosures are provided about the costs of stock based compensation awards using the fair value method.

The weighted average estimated fair value of each stock option granted during the three months ended June 30, 2003 was $0.47. The total stock compensation expense, based on the fair value, would be $0.1 million for the three months ended June 30, 2003 and would have no effect on loss per common share for the period.

For disclosure purposes the fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for stock options granted: a dividend yield of 0%, expected volatility of 50%, risk-free interest rate of 2.6% and expected life of five years.

6. Segment Information

CICA Section 1701 “Segment Disclosures” requires the Company to make certain disclosures about each reportable segment. The Company has four reportable business segments: Motion Pictures, Television, Animation and Studio Facilities. The Company’s reportable business segments are strategic business units that offer different products and services, and are managed separately.

Motion Pictures consists of the development and production of films, acquisition of North American and worldwide distribution rights, North American theatrical, video and television distribution of films produced and acquired and worldwide licensing of distribution rights to films produced and acquired.

Television consists of the development, production and worldwide licensing of distribution rights and North American video distribution of television productions including television series, television movies and mini-series and non-fiction programming.

Animation consists of the development, production and worldwide licensing of distribution rights of animated and live action television series, television movies and feature films.

Studio Facilities consists of management of an eight-soundstage studio facility in Vancouver, Canada. Rental revenue is earned from soundstages, production offices and other services such as equipment rental to tenants that produce or support the production of feature films, television series, movies and commercials. Tenancies vary from a few days to five years depending on the nature of the project and the tenant.

Segmented information by business is as follows:

	Three months ended	Three months ended
	June 30, 2003	June 30, 2002

	(All amounts in thousands
	of U.S. dollars)
Segment revenues
Motion Pictures	$43,145	$69,471
Television	9,663	12,206
Animation	410	11,130
Studio Facilities	1,720	1,405

	$54,938	$94,212

Segment profit (loss)
Motion Pictures	$(8,409)	$8,016
Television	1,322	(1,625)
Animation	(1,165)	1,777
Studio Facilities	1,119	953

	$(7,133)	$9,121

Segment profit (loss) is defined as segment revenue less segment direct operating, distribution and marketing and general and administrative expenses. The reconciliation of total segment profit (loss) to the Company’s income (loss) before income taxes is as follows:

	Three months ended	Three months ended
	June 30, 2003	June 30, 2002

	(All amounts in thousands
	of U.S. dollars)
Total segment profit (loss)	$(7,133)	$9,121
Less:
Corporate general and administration	(2,659)	(2,236)
Amortization	(1,480)	(1,338)
Interest	(2,448)	(2,636)
Minority interests	1,062	(465)
Other equity interests	(213)	394

	$(12,871)	$2,840

7. Supplementary Cash Flow Statement Information

Interest paid during the three months ended June 30, 2003 amounted to $2.1 million (2002 — $2.2 million).

Income taxes paid during the three months ended June 30, 2003 amounted to $0.2 million (2002 — $nil).

8. Commitments and Contingencies

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

9. Reconciliation to United States GAAP

The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with Canadian GAAP. The material differences between the accounting policies used by the Company under Canadian GAAP and U.S. GAAP are disclosed below in accordance with the provisions of the Securities and Exchange Commission.

Under U.S. GAAP, the net income (loss) and income (loss) per share figures for the three months ended June 30, 2003 and 2002, and the shareholders’ equity as at June 30, 2003 and March 31, 2003 are as follows:

	Net Income (Loss)		Shareholders’ Equity

	Three months ended	Three months ended
	June 30,	June 30,	June 30,	March 31,
	2003	2002	2003	2003

	(All amounts in thousands of U.S. dollars, except per share amounts)
As Reported Under Canadian GAAP	$(12,592)	$2,707	$74,890	$74,717
Discontinued operation (a)	—	(634)	(2,131)	(2,131)
Adjustment for capitalized pre—operating costs (b)	93	93	(1,253)	(1,346)
Interest swap mark—to—market (c)	(314)	—	(3,477)	(3,163)
Accounting for business combinations (d)	—	—	(1,145)	(1,145)
Accounting for income taxes (e)	—	—	1,900	1,900
Reclassification of Series A preferred shares outside shareholders’ equity (f)	—	—	(9,255)	(28,987)

Net Income (Loss)/Shareholders’ Equity Under U.S. GAAP	(12,813)	2,166	59,529	39,845
Adjustment to cumulative translation adjustments account (net of tax of $nil) (g)	840	1,714	—	—
Other comprehensive loss (net of tax of $nil)(g)	—	(77)	(32)	(32)

Comprehensive Income (Loss) Attributable to Common Shareholders/Shareholders’ Equity Under U.S. GAAP	$(11,973)	$3,803	$59,497	$39,813

Basic and Diluted Income (Loss) per Common Share Under U.S. GAAP	$(0.28)	$0.03

Reconciliation of movement in Shareholders’ Equity under U.S. GAAP:

	June 30,	March 31,
	2003	2003

	(All amounts in thousands
	of U.S. dollars)
Balance at beginning of the period	$39,813	$46,289
Increase in common stock	30,220	—
Increase in additional paid in capital	1,919	—
Dividends paid on Series A preferred shares	(127)	(1,584)
Accretion on Series A preferred shares (f)	(355)	(1,383)
Net loss under U.S. GAAP	(12,813)	(3,798)
Adjustment to cumulative translation adjustments account (g)	840	62
Other comprehensive income (g)	—	227

Balance at end of the period	$59,497	$39,813

(a)  Accounting for Discontinued Operation

Under Canadian GAAP, effective April 1, 2002 and continuing until November 8, 2002, the date of the sale of the Company’s investment in Mandalay, the carrying value of the investment is presented as a discontinued operation and the results of Mandalay are reported separately for the current and comparable period. Under U.S. GAAP, the investment in Mandalay was not considered a discontinued operation and would be accounted for using the equity method. Accordingly, in the three months ended June 30, 2002, Mandalay’s net loss of $0.6 million would be recorded as a reduction in net income.

(b)  Accounting for Capitalized Pre—Operating Period Costs — One—Hour Series Business

Under Canadian GAAP, the Company deferred certain pre-operating costs related to the launch of the television one-hour series business amounting to $3.0 million. This amount is being amortized over five years commencing in the year ended March 31, 2000. Under U.S. GAAP, all start-up costs are to be expensed as incurred. The amounts are presented net of income taxes of $0.2 million (2002 — $0.2 million).

(c)  Interest Swap Mark-to-Market

Under U.S. GAAP, the interest swap does not meet the criteria of an effective hedge and therefore fair valuation losses for the three months ended June 30, 2003 of $0.3 million (2002 — $nil) are recorded in the statements of operations. Under Canadian GAAP, the interest swap is an effective hedge and no fair valuation adjustment is recorded.

(d)  Accounting for Business Combinations

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

(e)  Accounting for Income Taxes

Under Canadian GAAP, commencing in the year ended March 31, 2001, the Company used the asset and liability method to recognize future income taxes which is consistent with the U.S. GAAP method required under SFAS 109 except that Canadian GAAP requires use of the substantively enacted tax rates and legislation, whereas U.S. GAAP only permits use of enacted tax rates and legislation. For the year ended March 31, 2000, the Company used the deferral method for accounting for deferred income taxes, which differs from the requirements of SFAS 109. The use of substantively enacted tax rates under Canadian GAAP to measure future income tax assets and liabilities resulted in an increase in Canadian net future income tax assets (before valuation allowances) by $0.2 million (2002 — $0.1 million), with a corresponding increase in valuation allowances by $0.2 million (2002 — $0.1 million).

SFAS 109 requires deferred tax assets and liabilities be recognized for temporary differences, other than non-deductible goodwill, arising in a business combination. In the year ended March 31, 2000, under U.S. GAAP, goodwill was increased to reflect the additional deferred tax liability resulting from temporary differences arising on the acquisition of Lions Gate Studios in fiscal 1999. Under Canadian GAAP, the Company did not restate income taxes for years prior to March 31, 2001, accordingly, there is a difference in the carrying amount of goodwill arising in the business combination of $1.9 million as at June 30, 2003 (March 31, 2003 — $1.9 million).

(f)  Accretion on Preferred Shares

Under Canadian GAAP, the Company’s preferred shares have been included in shareholders’ equity as the Company considers the likelihood of redemption by the holders to be remote. Under U.S. GAAP, the preferred shares would be presented outside of shareholders’ equity.

Under Canadian GAAP, the fair value of the basic preferred shares was determined using the residual value method after determining the fair value of the common share purchase warrants and the preferred share conversion feature. Under U.S. GAAP, the carrying amount of the preferred shares is the residual value arrived at by taking proceeds less the fair value of the share purchase warrants less share issue costs.

Under Canadian GAAP, the difference between the carrying value and the redemption price is being accreted as a charge to accumulated deficit on a straight-line basis over five years whereas, under U.S. GAAP, the difference is being accreted using the effective interest method over five years.

(g)  Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and other gains and losses affecting shareholders’ equity that, under U.S. GAAP are excluded from the determination of net income or loss. Adjustment to cumulative translation adjustments comprises foreign currency translation gains and losses. Other comprehensive loss comprises unrealized losses on investments available for sale based on the market price of the shares at June 30, 2003 net of income taxes of $nil (2002 — $nil).

(h)  Consolidated Financial Statements

Under Canadian GAAP, the Company consolidates the financial statements of CinéGroupe Corporation (“CinéGroupe”). On July 10, 2001, as a condition of a $9.2 million equity financing with a third party, CinéGroupe’s Shareholders’ Agreement was amended to allow for certain participatory super-majority rights to be granted to the shareholders. Therefore, under U.S. GAAP, the Company is now precluded from consolidating CinéGroupe and accounts for its 29.4% ownership of CinéGroupe, commencing April 1, 2001, using the equity method.

There is no impact on net income (loss) under U.S. GAAP. Accounting for CinéGroupe using the equity method under U.S. GAAP would reduce the unaudited condensed consolidated statements of operations items to the following amounts:

	Three months ended	Three months ended
	June 30,	June 30,
	2003	2002

	(All amounts in thousands
	of U.S. dollars)
Revenues	$54,528	$83,081
Direct operating expenses	22,042	35,186
Distribution and marketing expenses	34,805	35,832
General and administration expenses	6,308	6,957

The impact of using the equity method under U.S. GAAP on the unaudited condensed consolidated balance sheet at June 30, 2003 would be a reduction in total assets to $365.6 million (March 31, 2003 — $340.6 million) and a reduction in debt (including bank loans, production loans and long-term debt) to $184.3 million (March 31, 2003 — $182.0 million.).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Critical Accounting Policies

     The application of the following accounting policies, which are important to our financial position and results of operations, requires significant judgments and estimates on the part of management. For a summary of all of our accounting policies, including the accounting policies discussed below, see note 2 to the March 31, 2003 audited consolidated financial statements.

     Generally Accepted Accounting Principles. Our consolidated financial statements have been prepared in accordance with Canadian GAAP, which conforms, in all material respects, with U.S. GAAP, except as described in note 9 to the unaudited condensed consolidated financial statements. The U.S. dollar and the Canadian dollar are the functional currencies of our U.S. and Canadian-based businesses, respectively. Commencing with the period beginning April 1, 2002, our consolidated financial statements are presented in U.S. dollars as a substantial component of our operations are domiciled in the U.S. and the primary market for trading volume of our common shares is on the American Stock Exchange. Prior to April 1, 2002, our consolidated financial statements were presented in Canadian dollars. In accordance with generally accepted accounting principles in both Canada and the U.S., the financial statements of Canadian-based subsidiaries are translated for consolidation purposes using current exchange rates, with translation adjustments accumulated in a separate component of shareholders’ equity. The functional currencies of each of the Company’s operations in the United States and Canada are unchanged.

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

Results of Operations

     Three Months Ended June 30, 2003 compared to Three Months Ended June 30, 2002

     Consolidated revenues for the three months ended June 30, 2003 of $54.9 million decreased $39.3 million, or 41.7%, compared to $94.2 million in the comparable period.

     Motion pictures revenue of $43.1 million this quarter decreased $26.4 million, or 38.0%, compared to $69.5 million in the prior year’s quarter. Theatrical revenue of $10.0 million increased $2.3 million, or 29.9%, compared to $7.7 million in the prior year’s quarter. Significant theatrical releases in the current quarter included House of 1000 Corpses and Confidence with revenue of approximately $10.0 million. The most significant theatrical release in the prior year’s quarter was Frailty with revenue of $3.5 million. Video revenue of $25.0 million decreased $25.1 million, or 50.1%, this quarter compared to $50.1 million in the prior year’s quarter. Significant video releases in the current quarter included Secretary with revenue of $5.0 million and Cube 2 with revenue of $1.1 million. Significant video releases in the prior year’s quarter included Monster’s Ball with revenue of $25.7 million and State Property with revenue of $4.1 million. International revenue of $6.1 million decreased $1.1 million, or 15.3%, compared to $7.2 million in the prior year’s quarter. The most significant international revenue in the current quarter was for Confidence with revenue of $2.1 million. The most significant international revenue in the prior year’s quarter was for Frailty with revenue of $3.1 million.

Television revenue from motion pictures of $1.7 million decreased $1.7 million, or 50%, this quarter compared to $3.4 million in the prior year’s quarter. The prior year’s quarter included a library sale to a cable network for $1.8 million.

     Television production revenue of $9.7 million this quarter decreased by $2.5 million, or 20.5%, from $12.2 million in the prior year’s quarter, due primarily to a decrease in one-hour series and non-fiction programming deliveries, partially offset by an increase in television movie and video revenue. In the current quarter, 2 hours of one-hour drama series were delivered domestically contributing revenue of $2.0 million, international and other revenue on one-hour drama series contributed revenue of $1.3 million, television movies contributed revenue of $3.2 million, video releases of television product contributed $1.4 million and 14 hours of non-fiction programming were delivered contributing revenue of $1.3 million. In the prior year’s quarter, 15.0 hours of one-hour drama series were delivered domestically contributing revenue of $4.5 million, international and other revenue on one-hour drama series contributed revenue of $3.7 million, television movies contributed revenue of $0.4 million and 19 hours of non-fiction programming were delivered contributing revenue of $3.3 million. Domestic deliveries of one-hour drama series in the current quarter include Dead Zone and in the prior year’s quarter include Dead Zone, Tracker and No Boundaries.

     In animation, CinéGroupe’s revenue of $0.4 million this quarter decreased $10.7 million, or 96.4%, compared to $11.1 million in the prior year’s quarter. The current quarter includes library sales of previously delivered product and the remainder of the fiscal year will include new television programming deliveries. The prior year’s quarter includes 24 half-hours of television programming deliveries.

     Studio facilities revenue of $1.7 million in the current quarter increased $0.3 million, or 21.4%, compared to $1.4 million in the prior year’s quarter due primarily to an increase in rental rates and production office occupancy rates.

     Direct operating expenses include amortization, participation and residual expenses. Direct operating expenses of $22.7 million this quarter were 41.4% of revenue, compared to direct operating expenses of $43.9 million, which were 46.6% of revenue in the prior year’s quarter. Direct operating expenses as a percent of revenue for motion pictures, studios and animation remained fairly constant. Direct operating expenses as a percent of revenue for television decreased as the prior year’s quarter included write-downs on Tracker and the current quarter included higher margin video releases and delivery of the television movie Inappropriate Behavior.

     In the current quarter, we increased the provision for doubtful accounts by $0.3 million compared to a decrease of $0.8 million in the prior year’s quarter. The provision for doubtful accounts represents 9.9% of accounts receivable (excluding tax credits receivable) at June 30, 2003 and 8.3% at March 31, 2003. The increase in the provision as a percent of accounts receivable is due to a decrease in gross accounts receivable due to significant collections during the quarter.

     Distribution and marketing expenses of $34.8 million this quarter decreased by $1.2 million, or 3.3%, from the prior year’s quarter. Theatrical P&A this quarter was $22.3 million, compared to $14.8 million in the prior year’s quarter. Theatrical P&A in the current quarter included significant expenditures on titles such as Confidence and House of 1000 Corpses and in the prior year’s quarter on Frailty. Video distribution and marketing costs on motion picture and television product this quarter was $10.3 million, compared to $19.8 million in the prior year’s quarter. Marketing and duplication costs in the prior year’s quarter were higher than in the current quarter due to the video release of Monster’s Ball.

     General and administrative expenses of $7.2 million this quarter decreased $0.3 million, or 4.0%, compared to $7.5 million in the prior year’s quarter. The decrease is primarily due to the capitalization of production overhead of $0.7 million to investment in films and television programs in the current quarter. Due to increased internal production spending on films and television programs, the Company began to capitalize production overhead from the beginning of fiscal 2004.

     Amortization of $1.5 million this quarter increased $0.2 million, or 15.4%, from $1.3 million in the prior year’s quarter due primarily to increased capital asset amortization for the new accounting system implemented in June 2002.

     This quarter’s interest expense of $2.4 million decreased $0.2 million, or 7.7%, from $2.6 million in the prior year’s quarter primarily due to an increase in interest capitalized to production costs, resulting from an increase in new television production financed by the revolving credit facility in this quarter.

     Other equity interests for the quarter include $0.2 million equity interest in the loss of CinemaNow, which represents 55% of losses of CinemaNow. During the quarter ending March 31, 2003, the Company purchased $0.4 million of Series C Convertible Preferred Shares of CinemaNow as part of a CinemaNow round of financing. The round of financing and conversion of a debenture decreased the Company’s voting and economic interests from 63% to 55%. As a result of the new investment in CinemaNow, the

Company recorded equity interest in the loss of CinemaNow from the date of the new investment. Other equity interests for the quarter also includes $nil equity interest in Christal Films Distribution Inc. (“Christal”), which consists of 75% of the net income of Christal compared to $0.4 million equity interests in Christal for the prior year’s quarter.

     Net loss for the three months ended June 30, 2003 was $12.6 million or loss per share of $0.28 on 46.9 million weighted average common shares outstanding (after giving effect to the Series A preferred share dividends and accretion on the Series A preferred shares). This compares to net income for the three months ended June 30, 2002 of $2.7 million or income per share of $0.04 on 43.2 million weighted average common shares outstanding (after giving effect to the Series A preferred share dividends and accretion on the Series A preferred shares).

     Under U.S. GAAP, the net loss for the three months ended June 30, 2003 was $12.8 million. The loss under U.S. GAAP is more than under Canadian GAAP, due primarily to the fair valuation losses on the interest swap mark-to-market. Under U.S. GAAP, the interest swap does not meet the criteria of an effective hedge and therefore the fair market valuation losses are recorded in the statement of operations, as described in note 9 (c) of our accompanying financial statements.

EBITDA

     EBITDA, defined as earnings before interest, income taxes, amortization and minority interests of negative $10.0 million for the three months ended June 30, 2003 decreased $17.3 million, or 237.0%, compared to EBITDA of $7.3 million for the three months ended June 30, 2002.

     EBITDA is a non-GAAP financial measure. Management believes EBITDA to be a meaningful indicator of our performance that provides useful information to investors regarding our financial condition and results of operations. Presentation of EBITDA is consistent with our past practice, and EBITDA is a non-GAAP financial measure commonly used in the entertainment industry and by financial analysts and others who follow the industry to measure operating performance. While management considers EBITDA to be an important measure of comparative operating performance, it should be considered in addition to, but not as a substitute for, operating income (loss), net income (loss) and other measures of financial performance reported in accordance with GAAP. EBITDA does not reflect cash available to fund cash requirements. Not all companies calculate EBITDA in the same manner and the measure as presented may not be comparable to similarly-titled measures presented by other companies.

     The following table reconciles EBITDA to net income (loss):

	Three Months Ended June 30, 2003	Three Months Ended June 30, 2002

	(All amounts in thousands of
	U. S. dollars)
EBITDA, as defined	$(10,005)	$7,279
Amortization	(1,480)	(1,338)
Interest	(2,448)	(2,636)
Minority interests	1,062	(465)
Income taxes	279	(133)

Net income (loss)	$(12,592)	$2,707

Liquidity and Capital Resources

     Our liquidity and capital resources are provided principally through cash generated from operations and sale of common stock, a $200 million revolving credit facility with J.P. Morgan Chase Bank, German tax shelter financing and production loans.

     Bank loans. The $200 million revolving credit facility with J.P. Morgan Chase Bank is limited by our borrowing base, which includes certain accounts receivable and credits for our film and television program library. At June 30, 2003, the borrowing base assets totaled $171.8 million and we had drawn $120.2 million of our $200 million revolving credit facility. Currently, the credit facility bears interest at 2.5% over the Adjusted LIBOR, or the Canadian Banker Acceptance rate, or 1.5% over the U.S. or Canadian prime rates. At June 30, 2003, the revolving credit facility has an average variable interest rate of U.S. prime minus 0.21% on principal of $96.6 million and an average variable interest rate of Canadian prime plus 0.72% on principal of $23.6 million. U.S. and Canadian prime interest rates at June 30, 2003 were 4.0% and 5.0% respectively. The Company entered into a $100 million interest rate swap at an interest rate of 3.08%, commencing January 2003 and ending September 2005. The swap is in effect as long as three month LIBOR is less than 5.0%. Fair market value of the interest rate swap at June 30, 2003 is $3.5 million. Unrecognized fair valuation losses for the three months ended June 30, 2003 amount to $0.3 million. Our credit facility contains various covenants, including limitations on indebtedness, dividends and capital expenditures, and maintenance of certain financial ratios. Although we are in compliance with all terms of our credit facility, there can be no assurances that we will remain in compliance with such covenants or other conditions under our credit facility in the future. We anticipate continued borrowing under our credit facility.

     Filmed Entertainment Backlog. Backlog represents the amount of future revenue not yet recorded from executed contracts for the licensing of motion pictures and television product for television exhibition and in international markets. Backlog at June 30, 2003 is $59.5 million.

     Cash flows used in operating activities. Cash flows used in operating activities in the three months ended June 30, 2003 were $5.9 million compared to cash flows used in operating activities of $3.3 million in the three months ended June 30, 2002. The decrease in cash flow from operating activities is a result of the decline in operating results, partially offset by an increase in cash provided by collection of accounts receivable, an increase in accounts payable and an increase in cash receipts recorded as deferred revenue.

     Cash flows provided by (used in) financing activities. Cash flows provided by financing activities in the three months ended June 30, 2003 were $8.5 million compared to cash flows used in financing activities of $2.9 million in the three months ended June 30, 2002 due primarily to $30.2 million net proceeds from the issuance of common stock, offset by $18.1 million payment for the repurchase of Series A preferred shares in the three months ended June 30, 2003.

     Cash flows used in investing activities. Cash flows used in investing activities in the three months ended June 30, 2003 were $0.1 million, compared to cash flows used in investing activities of $0.8 million in the three months ended June 30, 2002, due to a decrease in capital expenditure.

     Anticipated cash requirements. The nature of our business is such that significant initial expenditures are required to produce and acquire motion pictures and television programs, while revenues from these motion pictures and television programs are earned over an extended period of time after their completion or acquisition. As our operations grow, our financing requirements are expected to grow and management projects the continued use of cash in operating activities and therefore we are dependent on continued access to external sources of financing. We believe that cash flow from operations, cash on hand, credit lines available, tax shelter and production loan financing available will be adequate to meet known operational cash requirements for the foreseeable future, including the funding of future motion picture and television production, motion picture rights acquisitions, and theatrical and video release schedules. We monitor our cash flow, interest coverage, liquidity, capital base and debt-to-total capital ratios with the long-term goal of maintaining our creditworthiness.

     Our current financing strategy is to finance corporate operations and to leverage investment in motion picture and television programs through equity, operating credit facilities and single-purpose production financing. We usually obtain financing commitments, including, in some cases, funds from government incentive programs and foreign distribution commitments. These commitments have averaged at least 70% of the budgeted third-party costs of a project before commencing production. In addition, we may acquire businesses or assets, including individual films or libraries that are complementary to our business. Such a transaction could be financed through equity, cash flow from operations or debt facilities.

     Principal debt repayments due during the nine months ending March 31, 2004 of $72.2 million consist principally of $11.4 million of mortgages on the studio facilities, $19.9 million of production loans, $19.8 million of German tax shelter financings and $12.2 million of convertible subordinated notes. Mortgages were refinanced in July 2003 for $16.2 million. Production loans of $13.1 million are secured by accounts receivable, which we expect to collect and use for repayment of these loans. Other repayments due are expected to be paid through cash generated from operations or from the available borrowing capacity from our $200 million credit facility with J.P. Morgan Chase Bank.

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

     Commitments. The table below presents future commitments under contractual obligations and commercial commitments at June 30, 2003 by expected maturity date.

	Expected Maturity Date

	Year Ended March 31,

	2004	2005	2006	2007	2008	Thereafter

	(Amounts in thousands of U. S. dollars)
Operating leases	$1,977	$2,409	$1,608	$1,144	$704	$942
Employment contracts	8,235	3,442	1,092	36	—	—
Unconditional purchase obligations	14,090	9,000	1,875	—	—	—
Distribution and marketing commitments	14,841	—	—	—	—	—

	$39,143	$14,851	$4,575	$1,180	$704	$942

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

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

     Currency Rate Risk. We incur certain operating and production costs in foreign currencies and are subject to market risks resulting from fluctuations in foreign currency exchange rates. Our principal currency exposure is between Canadian and U.S. dollars, although this exposure has been significantly mitigated through the structuring of the $200 million revolving credit facility as a $25 million Canadian dollar facility and a $175 million U.S. dollar credit facility. Each facility is borrowed and repaid in the respective country of origin, in local currency. We also enter into foreign exchange contracts to hedge future production expenses denominated in Canadian dollars. Gains and losses on the foreign exchange contracts are capitalized and recorded as production costs when the gains and losses are realized. During the three months ended June 30, 2003, we completed foreign exchange contracts denominated in Canadian dollars. The net gains resulting from the completed contracts amounted to $0.4 million. As at June 30, 2003, we had contracts to sell US$6.2 million in exchange for Canadian $8.8 million over a period of four weeks at a weighted average exchange rate of 1.4149. Net unrecognized gains at June 30, 2003 amounted to $0.3 million. These contracts are entered into with a major financial institution as counterpart. The Company is exposed to credit loss in the event of nonperformance by the counterpart, which is limited to the cost of replacing the contracts, at current market rates. These forward exchange contracts do not subject us to risk from exchange rate movements because gains and losses on the contracts offset losses and gains on the transactions being hedged. No collateral or other security was pledged as security to support these financial instruments. We currently intend to continue to enter into such contracts to hedge against future material foreign currency exchange rate risks.

     Interest Rate Risk. We are exposed to cash flow risk due to changes in market interest rates related to our outstanding debt. For example, our credit facilities and some of our long-term debt bears interest on borrowings outstanding at various time intervals and at market rates based on either the Canadian prime rate or the U.S. prime rate, plus a margin ranging from -0.37% to 4.0%. Our principal risk with respect to our long-term debt is interest rate risk, to the extent not mitigated by interest rate swap and foreign exchange contracts. We entered into a $100.0 million interest rate swap at an interest rate of 3.08%, commencing January 2003 and ending September 2005. The swap is in effect as long as three month LIBOR is less than 5.0%. Fair market value of the interest rate swap at June 30, 2003 is $3.5 million. Unrecognized fair valuation losses for the three months ended June 30, 2003 amount to $0.3 million. The table below presents principal debt repayments and related weighted average interest rates for our credit facilities and long-term debt obligations at June 30, 2003 by expected maturity date.

	Expected Maturity Date

	Year Ended March 31,

	2004	2005	2006	2007	2008	Thereafter

	(Amounts in thousands of U. S. dollars)
Bank Loans:
Variable(1)	$—	$—	$120,185	$—	$—	$—
Variable(2)	5,716	—	—	—	—	—
Long—term Debt:
Fixed(3)	23,632	—	1,711	—	1,187	—
Fixed(4)	19,839	—	5,513	5,452	—	—
Fixed(5)	1,151	689	—	—	—	—
Variable(6)	15,069	643	84	84	84	84
Variable(7)	6,780	—	—	—	—

	$72,187	$1,332	$127,493	$5,536	$1,271	$84

(1)	Revolving credit facilities, which expire September 25, 2005. Average variable interest rate on principal of $23,601 equal to Canadian prime plus 0.7% and average variable interest rate on principal of $96,584 equal to U.S. prime minus 0.2%.

(2)	Demand loans at Canadian prime plus 2% — 4% and lines of credit due July 31, 2003 and September 1, 2003, at Canadian prime plus 1% and at Canadian prime respectively.

(3)	Average fixed interest rate equal to 6.43%.

(4)	Non interest-bearing.

(5)	Average fixed interest rate equal to 10.8%.

(6)	Majority consists of production loans secured by accounts receivable. Average variable interest rate on production loans equal to Canadian prime plus 1.50%.

(7)	Production loans with an average variable interest rate equal to US prime plus 0.35%.

Item 4. Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. As of June 30, 2003, the end of the period covered by this report, the Company had carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures were effective. The Company reviews its disclosure controls and procedures on an ongoing basis and may from time to time make changes aimed at enhancing their effectiveness and to ensure that they evolve with the Company’s business.

PART II

Item 6. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)  Exhibits filed for Lions Gate through the filing of this Form 10-Q.

Exhibit
Number	Description of Documents

3.1(1)	Articles of Incorporation
3.2(2)	Amendment to Articles of Incorporation to Provide Terms of the Series A Preferred Shares dated as of December 20, 1999
3.3(3)	Amendment to Articles of Incorporation to Provide Terms of the Series B Preferred Shares dated as of September 26, 2000
3.4(4)	Amendment to Articles of Incorporation to change the size of the Board of Directors dated as of September 12, 2001
4.1(1)	Trust Indenture between the Company and CIBC Mellon Trust Company dated as of April 15, 1998
4.2(2)	Warrant Indenture between the Company and CIBC Mellon Trust Company dated as of December 30, 1999

Exhibit
Number	Description of Documents

31.1	Chief Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer’s Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer’s Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Company’s Annual Report on Form 20-F for the fiscal year ended March 31, 1998 (File No. 000-27730).

(2)	Incorporated by reference to the Company’s Annual Report on Form 20-F for the fiscal year ended March 31, 2000 (File No. 000-27730).

(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2001 (File No. 1-14880).

(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2001 (File No. 1-14880).

(b)  Reports on Form 8-K

(i)	On April 30 2003, the Company filed a report on Form 8-K regarding the Company’s filing of a Registration Statement on Form S-2 to offer shares of the Company’s common stock.

(ii)	On May 16, 2003, the Company filed a report on Form 8-K regarding the sale by the Company’s Chairman of the Board of shares of the Company’s common stock and the resignation and replacement of three directors.

(iii)	On June 30, 2003, the Company filed a report on Form 8-K furnishing its press release dated June 30, 2003, announcing its financial results for the fiscal year ended March 31, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIONS GATE ENTERTAINMENT CORP.

DATE: August 14, 2003	By:	/s/ JAMES KEEGAN

James Keegan Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
Number	Description of Documents

3.1(1)	Articles of Incorporation
3.2(2)	Amendment to Articles of Incorporation to Provide Terms of the Series A Preferred Shares dated as of December 20, 1999
3.3(3)	Amendment to Articles of Incorporation to Provide Terms of the Series B Preferred Shares dated as of September 26, 2000
3.4(4)	Amendment to Articles of Incorporation to change the size of the Board of Directors dated as of September 12, 2001
4.1(1)	Trust Indenture between the Company and CIBC Mellon Trust Company dated as of April 15, 1998
4.2(2)	Warrant Indenture between the Company and CIBC Mellon Trust Company dated as of December 30, 1999
31.1	Chief Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer’s Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer’s Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Company’s Annual Report on Form 20-F for the fiscal year ended March 31, 1998 (File No. 000-27730).

(2)	Incorporated by reference to the Company’s Annual Report on Form 20-F for the fiscal year ended March 31, 2000 (File No. 000-27730).

(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2001 (File No. 1-14880).

(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2001 (File No. 1-14880).