Form 10-Q
period 2003-09-30
LIONS GATE ENTERTAINMENT CORP /CN/
filed 2003-11-14
CIK 929351

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from to .

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

(604) 609-6100

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐

      As of November 11, 2003, 88,529,142 shares of the registrant’s no par value common stock were outstanding.

FORWARD LOOKING STATEMENTS

      All statements, other than statements of historical fact, contained within this report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases you can identify forward-looking statements by terms such as “may,” “intend,” “will,” “could,” “would,” “expect,” “believe,” “estimate” or the negative of these terms, and similar expressions intended to identify forward-looking statements.

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

      Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, those described in the Risk Factors sections of our Annual Report on Form 10-K for the year ended March 31, 2003 and our Registration Statement on Form S-3 filed September 25, 2003 and related Prospectus Supplement filed October 9, 2003.

PART I

Item 1.     Financial Statements

LIONS GATE ENTERTAINMENT CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
	2003	2003

	(Unaudited)	(Note 2)

	(All amounts in thousands
	of U.S. dollars, except
	share amounts)
ASSETS
Cash and cash equivalents	$5,712	$7,440
Accounts receivable, net of reserve for video returns of $13,972 (March 31, 2003 — $11,364) and provision for doubtful accounts of $6,535 (March 31, 2003 — $7,677)	112,570	94,908
Investment in films and television programs	230,668	206,275
Property and equipment	33,431	32,390
Goodwill, net of accumulated amortization of $5,643	25,048	25,048
Other assets	19,059	19,135
Future income taxes	1,708	1,350

	$428,196	$386,546

LIABILITIES
Bank loans	$153,361	$130,921
Accounts payable and accrued liabilities	65,190	48,888
Accrued participations and residuals costs	29,077	26,158
Production loans	15,074	20,339
Long-term debt	53,800	54,379
Deferred revenue	29,888	22,116
Minority interests	7,700	9,028

	354,090	311,829

Commitments and contingencies

SHAREHOLDERS’ EQUITY
Preferred shares, 200,000,000 shares authorized, issued in series, including 1,000,000 series A (3,790 and 11,830 shares issued and outstanding) and 10 series B (10 shares issued and outstanding) (liquidation preference $9,665 and $30,167)	10,653	32,519
Common stock, no par value, 500,000,000 shares authorized, 59,627,885 and 43,231,921 shares issued and outstanding	188,441	157,675
Contributed surplus	4,259	—
Accumulated deficit	(122,246)	(107,942)
Cumulative translation adjustments	(7,001)	(7,535)

	74,106	74,717

	$428,196	$386,546

See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three	Three
	Months	Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2003	2002	2003	2002

	(All amounts in thousands of U.S. dollars, except per share amounts)
Revenues	$99,765	$77,845	$154,703	$172,057

Expenses:
Direct operating	51,485	45,419	74,233	89,294
Distribution and marketing	37,421	18,412	72,239	54,381
General and administration	8,596	7,850	15,760	15,333
Amortization	1,633	1,365	3,113	2,703

Total expenses	99,135	73,046	165,345	161,711

Operating Income (Loss)	630	4,799	(10,642)	10,346

Other Expenses:
Interest on debt initially incurred for a term of more than one year	2,486	2,579	4,934	5,215
Minority interests	(994)	166	(2,056)	631

Total other expenses	1,492	2,745	(2,878)	5,846

Income (Loss) Before Equity Interests and Income Taxes	(862)	2,054	(13,520)	4,500
Other equity interests	56	52	(157)	446

Income (Loss) Before Income Taxes	(806)	2,106	(13,677)	4,946
Income taxes	12	908	(267)	1,042

Net Income (Loss)	(818)	1,198	(13,410)	3,904
Dividends on Series A preferred shares	(127)	(386)	(254)	(792)
Accretion on Series A preferred shares	(172)	(500)	(640)	(1,023)

Net Income (Loss) Available to Common Shareholders	$(1,117)	$312	$(14,304)	$2,089

Basic and Diluted Income (Loss) Per Common Share	$(0.02)	$0.01	$(0.27)	$0.05

See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

			Series A		Series B
	Common Stock		Preferred Shares		Preferred Shares				Cumulative
							Contributed	Accumulated	Translation
	Number	Amount	Number	Amount	Number	Amount	Surplus	Deficit	Adjustments	Total

	(All amounts in thousands of U.S. dollars, except share amounts)
Balance at March 31, 2002	43,231,921	$157,675	11,830	$30,751	10	$—	$—	$(105,435)	$(7,597)	$75,394
Net loss available to common shareholders								(2,507)		(2,507)
Accretion of Series A preferred shares			—	1,768						1,768
Foreign currency translation adjustments									62	62

Balance at March 31, 2003	43,231,921	157,675	11,830	32,519	10	—	—	(107,942)	(7,535)	74,717
Issuance of common stock	16,201,056	30,220								30,220
Exercise of stock options	194,908	546								546
Redemption of Series A preferred shares			(8,040)	(22,349)			4,259			(18,090)
Net loss available to common shareholders								(14,304)		(14,304)
Accretion of Series A preferred shares			—	483						483
Foreign currency translation adjustments									534	534

Balance at September 30, 2003	59,627,885	$188,441	3,790	$10,653	10	$—	$4,259	$(122,246)	$(7,001)	$74,106

See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three	Three
	Months	Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2003	2002	2003	2002

	(All amounts in thousands of U.S. dollars)
Operating activities:
Net income (loss)	$(818)	$1,198	$(13,410)	$3,904
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of property and equipment	891	996	1,803	1,854
Write-off of projects in development	589	210	1,003	530
Amortization of pre-operating costs	153	159	307	319
Amortization of deferred financing costs	360	381	698	703
Amortization of films and television programs	51,009	44,997	73,227	88,473
Minority interests	(994)	166	(2,056)	631
Other equity interests	(56)	(52)	157	(446)
Changes in operating assets and liabilities:
Accounts receivable, net	(24,124)	16,100	(15,669)	406
Increase in investment in films and television programs	(47,207)	(49,515)	(95,496)	(99,525)
Other assets	(726)	(1,104)	(866)	(2,655)
Future income taxes	(80)	(212)	(499)	—
Accounts payable and accrued liabilities	5,286	(6,077)	15,251	(1,508)
Accrued participations and residuals costs	1,111	1,330	2,830	5,891
Deferred revenue	(5,079)	(5,278)	7,094	1,447

Net cash flows provided by (used in) operating activities	(19,685)	3,299	(25,626)	24

Financing activities:
Issuance of common stock	546	—	30,766	—
Redemption of Series A preferred shares	—	—	(18,090)	—
Dividends paid on Series A preferred shares	(254)	(792)	(254)	(792)
Increase (decrease) in bank loans	27,530	(10,841)	20,334	(17,153)
Decrease in restricted cash	—	229	—	470
Increase (decrease) in production loans	(5,236)	7,149	(6,427)	10,640
Increase (decrease) in long-term debt	(7,605)	9,772	(2,865)	9,414

Net cash flows provided by financing activities	14,981	5,517	23,464	2,579

Investing activities:
Cash received from discontinued operation	—	2,240	—	2,240
Purchase of property and equipment	(156)	(805)	(283)	(1,649)

Net cash flows provided by (used in) investing activities	(156)	1,435	(283)	591

Net change in cash and cash equivalents	(4,860)	10,251	(2,445)	3,194
Foreign exchange effect on cash	(479)	98	717	1,920
Cash and cash equivalents — beginning of period	11,051	1,406	7,440	6,641

Cash and cash equivalents — end of period	$5,712	$11,755	$5,712	$11,755

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

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.     Investment in Films and Television Programs

	September 30,	March 31,
	2003	2003

	(All amounts in thousands
	of U.S. dollars)
Theatrical Films
Released, net of accumulated amortization	$67,689	$70,160
Completed and not released	25,108	11,359
Acquired library, net of accumulated amortization	36,296	37,422
In progress	38,125	31,783
In development	1,544	1,031

	168,762	151,755

Non-Theatrical Films and Direct-to-Television Programs
Released, net of accumulated amortization	43,741	36,324
In progress	15,630	15,536
In development	2,535	2,660

	61,906	54,520

	$230,668	$206,275

      The Company expects approximately 40% of completed films and television programs excluding acquired library, will be amortized during the one-year period ending September 30, 2004, and approximately 56% of accrued participants’ share (including producer participations and residuals) will be paid during the one-year period ending September 30, 2004.

      Additionally, the Company expects approximately 80% of completed and released films and television programs excluding acquired library, will be amortized during the three-year period ending September 30, 2006.

      The acquired library is being amortized over a period of twenty years from the acquisition date. The remaining amortization period as at September 30, 2003 is seventeen years on the unamortized costs of $36.3 million.

4.     Bank Loans

      The Company has a $175 million U.S. dollar-denominated revolving credit facility, a $25 million Canadian dollar-denominated revolving credit facility, $3.7 million in operating lines of credit and $2.7 million in demand loans.

      The revolving credit facility expires September 2005 and bears interest at 2.5% over the Adjusted LIBOR or the Canadian Bankers Acceptance rate, or 1.5% over the U.S. or Canadian prime rates. The availability of funds under the revolving credit facilities is limited by the borrowing base, which is calculated on a monthly basis. The borrowing base assets at September 30, 2003 totaled $193.3 million (March 31, 2003 — $166.4 million). At September 30, 2003, the revolving credit facility has an average variable interest rate of 3.65% on principal of $123.6 million under the U.S. dollar credit facility and an average variable interest rate of 5.21% on principal of $23.5 million under the Canadian dollar credit facility. The Company is required to pay a monthly commitment fee of 0.375% on the total revolving credit facilities of $200.0 million less the amount drawn. The Company entered into a $100 million interest rate swap at an interest rate of 3.08%, commencing January 2003 and ending September 2005. The swap is in effect as long as three month LIBOR

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

is less than 5.0%. Fair market value of the interest rate swap at September 30, 2003 is $2.9 million (March 31, 2003 — $3.2 million). Unrecognized fair valuation gains for the three and six months ended September 30, 2003 amount to $0.6 million and $0.3 million (2002 — $nil and $nil). On October 24, 2003, the Company received a waiver of any violations of certain covenants for the period ending September 30, 2003. These violations are a result of revisions required to the covenants.

      The operating lines of credit bear interest at Canadian prime plus 0%-1% and the demand loans at Canadian prime plus 2%-4%.

5.     Capital Stock

(a) Common Stock

      On June 4, 2003, the Company issued a prospectus to sell 15,000,000 common shares at a public offering price of $2.05 per share. On June 9, 2003, the Company received $28.9 million of net proceeds, after deducting underwriting discounts, and issued 15,000,000 common shares. The offering expenses were approximately $1.0 million. On June 13, 2003, the underwriters exercised a portion of their over allotment option and the Company received $2.3 million of net proceeds, after deducting underwriting discounts, and issued an additional 1,201,056 common shares.

(b) Series A Preferred Shares

      In June 2003, the Company repurchased 8,040 Series A Preferred Shares at a per share purchase price of $2,250, or total purchase price of $18.1 million. The difference of $4.3 million, between the purchase price of the Series A Preferred Shares and the assigned value of the Series A Preferred Shares at the time of repurchase, represents a contribution by the preferred shareholders which accrues to the benefit of the remaining common shareholders and is classified on the balance sheet as contributed surplus.

(c) Phantom Options

      On November 13, 2001, the Board of Directors of the Company resolved that 750,000 options, granted to certain officers of the Company, to purchase shares of the Company’s common stock be revised to entitle the holders to receive cash only and not common shares. The amount of cash received will be equal to the amount that the twenty-day average trading price prior to the exercise notice date exceeds the option price of $5.00 multiplied by the number of options exercised. These revised options are not considered part of the Employees’ and Directors’ Equity Incentive Plan. The Company will measure compensation cost as the amount by which the market value of the shares exceeds the option price. At September 30, 2003 the market price does not exceed the option price and therefore there is no additional compensation cost required.

6.	Income (Loss) Per Common Share

      Basic income (loss) per share is calculated after adjusting net income (loss) for dividends and accretion on the Series A preferred shares and using the weighted average number of common shares outstanding during the three and six months ended September 30, 2003 of 59,463,000 and 53,225,000 shares, respectively (2002 — 43,207,000 and 43,205,000 shares, respectively). The exercise of common share equivalents including employee stock options, share purchase warrants, and Series A preferred shares could potentially dilute income (loss) per share in the future, but were not reflected in fully diluted income per share during the periods presented because to do so would be anti-dilutive.

      The Company has elected to use the intrinsic value method in accounting for stock based compensation. In accordance with CICA 3870, the following disclosures are provided about the costs of stock based compensation awards using the fair value method.

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The weighted average estimated fair value of each stock option granted during the three and six months ended September 30, 2003 was $0.86 and $0.78 respectively. The total stock compensation expense, based on the fair value, would be $0.1 million and $0.2 million respectively, for the three and six months ended September 30, 2003.

      For disclosure purposes the fair value of each stock option granted was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for stock options granted: a dividend yield of 0%, expected volatility of 30%, risk-free interest rate of 2.6% and expected life of five years.

      During the quarter ending September 30, 2003, the Company modified the terms of 3,048,000 options of certain officers of the Company, extending the expiry dates to coincide with their employment contract dates. The vesting period and exercise prices were unchanged. The modification of these options is treated as an exchange of the original award for a new award. The value of the new award is measured at the date the new award is granted and the value of the old award is its fair value immediately before its terms were modified. The additional compensation cost for the incremental value of the new award plus unallocated compensation costs for the old award is attributed over the remaining service period. In the case of the options modified there are no additional service requirements and the $0.2 million incremental value would be expensed in the quarter ending September 30, 2003.

	Three Months	Six Months
	Ended	Ended
	September 30,	September 30,
	2003	2003

	(All amounts in thousands of
	U.S. dollars, except per share
	amounts)
The resulting pro-forma basic loss per common share is calculated as follows:
Numerator:
Net loss available to common shareholders	$(1,117)	$(14,304)
Less: stock compensation expense calculated using intrinsic value method	—	—
Add: stock compensation expense calculated using fair value method	(286)	(363)

Adjusted net loss available to common shareholders	$(1,403)	$(14,667)

Denominator:
Weighted average common shares outstanding (thousands)	59,463	53,225
Adjusted basic and diluted loss per common share	$(0.02)	$(0.28)

7.	Segment Information

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

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Segmented information by business is as follows:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	September 30,	September 30	September 30,	September 30,
	2003	2002	2003	2002

	(All amounts in thousands of U.S. dollars)
Segment revenues
Motion Pictures	$69,273	$50,211	$112,418	$119,682
Television	24,936	17,756	34,599	29,962
Animation	3,937	8,522	4,347	19,652
Studio Facilities	1,619	1,356	3,339	2,761

	$99,765	$77,845	$154,703	$172,057

Segment profit (loss)
Motion Pictures	$775	$6,468	$(7,634)	$14,483
Television	3,688	468	5,010	(1,157)
Animation	(396)	1,125	(1,561)	2,903
Studio Facilities	1,082	863	2,201	1,816

	$5,149	$8,924	$(1,984)	$18,045

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Segment profit (loss) is defined as segment revenue less segment direct operating, distribution and marketing and general and administration expenses. The reconciliation of total segment profit (loss) to the Company’s income (loss) before income taxes is as follows:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2003	2002	2003	2002

	(All amounts in thousands of U.S. dollars)
Total segment profit (loss)	$5,149	$8,924	$(1,984)	$18,045
Less:
Corporate general and administration	(2,886)	(2,760)	(5,545)	(4,996)
Amortization	(1,633)	(1,365)	(3,113)	(2,703)
Interest	(2,486)	(2,579)	(4,934)	(5,215)
Minority interests	994	(166)	2,056	(631)
Other equity interests	56	52	(157)	446

	$(806)	$2,106	$(13,677)	$4,946

8.	Supplementary Cash Flow Statement Information

      Interest paid during the six months ended September 30, 2003 amounted to $6.1 million (September 30, 2002 — $4.6 million).

      Income taxes paid during the six months ended September 30, 2003 amounted to $1.5 million (September 30, 2002 — $1.0 million).

9.	Commitments and Contingencies

      The Company is from time to time involved in various claims, legal proceedings and complaints arising in the ordinary course of business. Except as noted below, the Company does not believe that adverse decisions in any pending or threatened proceedings, or any amount which the Company might be required to pay by reason thereof, would have a material adverse effect on the financial condition or future results of the Company.

      We are currently involved in an arbitration proceeding relating to our distribution of a motion picture. The plaintiff alleges that we did not release the film in accordance with the contract and has claimed damages for up to $35 million. Closing arguments were held in October 2003 and a final ruling is expected in the third quarter. While we deny these allegations and maintain that we acted within our rights, failure to prevail in this matter could have a material adverse effect on the results of operations of future periods.

10.     Reconciliation to United States GAAP

      The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with Canadian GAAP. The material differences between the accounting policies used by the Company under Canadian GAAP and U.S. GAAP are disclosed below in accordance with the provisions of the Securities and Exchange Commission.

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Under U.S. GAAP, the net income (loss), comprehensive income (loss) and income (loss) per share figures for the three months and six months ended September 30, 2003 and 2002, and the shareholders’ equity as at September 30, 2003 and March 31, 2003 are as follows:

	Net Income (Loss)

	Three	Three
	Months	Months	Six Months	Six Months	Shareholders’ Equity
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,	September 30,	March 31,
	2003	2002	2003	2002	2003	2003

As reported under Canadian GAAP	$(818)	$1,198	$(13,410)	$3,904	$74,106	$74,717
Discontinued operation(a)	—	(1,941)	—	(2,575)	(2,131)	(2,131)
Adjustment for capitalized pre-operating costs(b)	93	93	186	186	(1,160)	(1,346)
Interest swap mark-to-market(c)	576	—	262	—	(2,901)	(3,163)
Accounting for stock-based compensation(d)	(186)	—	(186)	—	(186)	—
Accounting for business combinations(e)	—	—	—	—	(1,145)	(1,145)
Accounting for income taxes (f)	—	—	—	—	1,900	1,900
Reclassification of Series A preferred shares outside shareholders’ equity(g)	—	—	—	—	(9,647)	(28,987)

Net Income (Loss)/ Shareholders’ Equity under U.S. GAAP	(335)	(650)	(13,148)	1,515	58,836	39,845
Adjustment to cumulative translation adjustments account (net of tax of $nil)(h)	(306)	(3)	534	1,711	—	—
Other comprehensive income (loss) (h)	—	316	—	239	(32)	(32)

Comprehensive Income (Loss) Attributable to Common Shareholders’/ Shareholders’ Equity under U.S. GAAP	$(641)	$(337)	$(12,614)	$3,465	$58,804	$39,813

Basic and Diluted Income (Loss) per Common Share under U.S. GAAP	$(0.01)	$(0.03)	$(0.26)	$0.00

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Reconciliation of movement in Shareholders’ Equity under U.S. GAAP:

	September 30,	March 31,
	2003	2003

	(All amounts in thousands
	of U.S. dollars)
Balance at beginning of the period	$39,813	$46,289
Increase in common stock	30,766	—
Increase in additional paid in capital	1,595	—
Dividends paid on Series A preferred shares	(254)	(1,584)
Accretion on Series A preferred shares(g)	(502)	(1,383)
Net loss under U.S. GAAP	(13,148)	(3,798)
Adjustment to cumulative translation adjustments account(h)	534	62
Other comprehensive income(h)	—	227

Balance at end of the period	$58,804	$39,813

(a) Accounting for Discontinued Operation

      Under Canadian GAAP, effective April 1, 2002 and continuing until November 8, 2002, the date of the sale of the Company’s investment in Mandalay, the carrying value of the investment is presented as a discontinued operation and the results of Mandalay are reported separately for the current and comparable period. Under U.S. GAAP, the investment in Mandalay was not considered a discontinued operation and would be accounted for using the equity method. Accordingly, in the three months and six months ended September 30, 2002, Mandalay’s net loss of $1.9 million and $2.6 million respectively would be recorded as a reduction in net income.

(b) Accounting for Capitalized Pre-Operating Period Costs — One-Hour Series Business

      Under Canadian GAAP, the Company deferred certain pre-operating costs related to the launch of the television one-hour series business amounting to $3.0 million. This amount is being amortized over five years commencing in the year ended March 31, 2000. Under U.S. GAAP, all start-up costs are to be expensed as incurred. The amounts are presented net of income taxes for the three and six months ended September 30, 2003 of $0.1 million and $0.2 million respectively (September 30, 2002 — $0.1 million and $0.2 million respectively).

(c) Interest Swap Mark-to-Market

      Under U.S. GAAP, the interest swap does not meet the criteria of an effective hedge and therefore fair valuation gains for the three and six months ended September 30, 2003 of $0.6 million and $0.3 million respectively (September 30, 2002 — $nil and $nil respectively) are recorded in the statements of operations. Under Canadian GAAP, the interest swap is an effective hedge and no fair valuation adjustment is recorded.

(d) Accounting for Stock-Based Compensation

      Under Canadian GAAP, the Company has elected to use the intrinsic value method in accounting for stock based compensation. During the quarter ended September 30, 2003 the Company modified terms of 3,048,000 options of certain officers of the Company. Such modification did not result in additional compensation expense under Canadian GAAP. Under U.S. GAAP, the modification of these options is treated as an exchange of the original award for a new award. The additional compensation cost of $0.2 million

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

is calculated by multiplying the market price on the date of the modification times the number of options vested less the original exercise price times the number of options vested. The additional compensation cost is attributed over the remaining service period. In the case of the options modified there are no additional service requirements and the $0.2 million is expensed in the quarter ending September 30, 2003.

      Under Canadian GAAP, the Company has elected to use the intrinsic value method in accounting for stock based compensation and options granted to a certain employee of the Company with an exercise price determined at a future date did not result in additional compensation expense. Under U.S. GAAP, these options are valued using variable accounting for stock-based compensation. The additional compensation cost of $nil million is calculated by multiplying the market price on September 30, 2003 times the number of options vested less the market price on the date the options were granted times the number of options vested. The additional compensation cost is expensed in the current reporting period and adjusted each reporting period until such time as the exercise price is determined.

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

(f) Accounting for Income Taxes

      Under Canadian GAAP, commencing in the year ended March 31, 2001, the Company used the asset and liability method to recognize future income taxes which is consistent with the U.S. GAAP method required under SFAS 109 except that Canadian GAAP requires use of the substantively enacted tax rates and legislation, whereas U.S. GAAP only permits use of enacted tax rates and legislation. For the year ended March 31, 2000, the Company used the deferral method for accounting for deferred income taxes, which differs from the requirements of SFAS 109. The use of substantively enacted tax rates under Canadian GAAP to measure future income tax assets and liabilities resulted in an increase in Canadian net future income tax assets (before valuation allowances) by $0.2 million (September 30, 2002 — $0.1 million), with a corresponding increase in valuation allowances by $0.2 million (2002 — $0.1 million).

      SFAS 109 requires deferred tax assets and liabilities be recognized for temporary differences, other than non-deductible goodwill, arising in a business combination. In the year ended March 31, 2000, under U.S. GAAP, goodwill was increased to reflect the additional deferred tax liability resulting from temporary differences arising on the acquisition of Lions Gate Studios in fiscal 1999. Under Canadian GAAP, the Company did not restate income taxes for years prior to March 31, 2001, accordingly, there is a difference in the carrying amount of goodwill arising in the business combination of $1.9 million as at September 30, 2003 (March 31, 2003 — $1.9 million).

(g) Reclassification of Series A Preferred Shares and Accretion on Series A Preferred Shares

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

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Under Canadian GAAP, the difference between the carrying value and the redemption price is being accreted as a charge to accumulated deficit on a straight-line basis over five years whereas, under U.S. GAAP, the difference is being accreted using the effective interest method over five years.

(h) Comprehensive Income (Loss)

      Comprehensive income (loss) consists of net income (loss) and other gains and losses affecting shareholders’ equity that, under U.S. GAAP are excluded from the determination of net income or loss. Adjustment to cumulative translation adjustments comprises foreign currency translation gains and losses. Other comprehensive income (loss) comprises unrealized losses on investments available for sale based on the market price of the shares at September 30, 2003 net of income taxes of $nil (September 30, 2002 — $nil).

(i) Consolidated Financial Statements

      Under Canadian GAAP, the Company consolidates the financial statements of CinéGroupe Corporation (“CinéGroupe”). On July 10, 2001, as a condition of a $9.2 million equity financing with a third party, CinéGroupe’s Shareholders’ Agreement was amended to allow for certain participatory super-majority rights to be granted to the shareholders.

      Therefore, under U.S. GAAP, the Company is precluded from consolidating CinéGroupe and accounts for its 29.4% ownership of CinéGroupe, commencing April 1, 2001, using the equity method.

      There is no impact on net income (loss) under U.S. GAAP. Accounting for CinéGroupe using the equity method under U.S. GAAP would reduce the unaudited condensed consolidated statements of operations items to the following amounts:

	Three	Three
	Months	Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2003	2002	2003	2002

Revenues	$95,828	$69,323	$150,356	$152,405
Direct operating expenses	47,901	38,531	69,943	73,717
Distribution and marketing expenses	37,415	18,291	72,220	54,123
General and administration expenses	7,858	7,462	14,161	14,419

      The impact of using the equity method under U.S. GAAP on the unaudited condensed consolidated balance sheet at September 30, 2003 would be a reduction in total assets to $378.0 million (March 31, 2003 — $340.6 million) and a reduction in debt (including bank loans, production loans and long-term debt) to $198.3 million (March 31, 2003 — $182.0 million.).

11.     Subsequent Events

(a) Sale of Common Shares

      On October 8, 2003, the Company issued a prospectus to sell 25,000,000 common shares at a public offering price of $2.70 per share. On October 15, 2003, the Company received $63.9 million of net proceeds, after deducting underwriting discounts, and issued 25,000,000 common shares. The Company estimates the offering expenses will be approximately $0.5 million. On October 16, the underwriters exercised their over allotment option and on October 21, 2003 the Company received $9.6 million of net proceeds, after deducting underwriting discounts, and issued an additional 3,750,000 common shares.

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(b) Merger Agreement

      On October 24, 2003, the Company entered into a definitive merger agreement with Film Holdings Co., the parent company of Artisan Entertainment. Under the terms of the merger agreement, the Company will acquire Film Holdings Co. by means of a merger of a subsidiary of the Company with and into Film Holding Co., pursuant to which Film Holdings Co. shall continue as the surviving corporation and shall be a subsidiary of the Company. Under the merger agreement, the Company shall pay $160 million in cash, plus assume debt. The $160 million in cash is payable as follows: $10 million upon signing and $150 million upon closing. The anticipated closing date is December 15, 2003. The closing is subject to customary conditions, one of which, termination of the waiting period under the Hart-Scott-Rodino Act, has been met.

(c) Credit Facility

      In October 2003, the Company entered into a Commitment Letter agreement and Fee Letter agreement with JP Morgan Chase Bank and JP Morgan Securities Inc. (collectively “JP Morgan”) in which JP Morgan is to provide a $350 million credit facility, consisting of a $100 million five-year term loan and a $250 million five-year revolving credit facility, and serve as administrative agent for the credit facility. The credit facility will be used to finance the merger, as referred to above, refinance indebtedness of the Company and Film Holdings Inc. and for general business purposes. As consideration, the Company agreed to pay to JP Morgan an underwriting, structuring and arrangement fee and an annual administration fee.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

      The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes.

Overview

      We are an independent producer and distributor of film and television entertainment content. We release approximately 15 motion pictures theatrically per year. Our theatrical releases include films we produce in-house and films we acquire from third parties. We also have produced over 150 hours of television programming on average each of the last four years. Our disciplined approach to production, acquisition and distribution is designed to maximize our profit by balancing our financial risks against the probability of commercial success of each project. We distribute our library of approximately 2,000 motion picture and television program titles directly to retailers, video rental stores, pay and free television channels and indirectly to international markets through third parties. We also own and operate a film and television production studio and own a majority interest in CinemaNow, an internet video-on-demand provider.

      Our revenues are derived from the following business units:

•	Motion Pictures, which includes Theatrical, Home Entertainment, Television and International Distribution. Theatrical revenues are derived from the domestic theatrical release of motion pictures in North America. Home entertainment revenues are derived from the sale of video and DVD releases of our own productions and acquired films, including theatrical releases and direct-to-video releases. Television revenues are primarily derived from the licensing of our product to the domestic cable, free and pay television markets. International revenues are derived from the licensing of our productions and acquired films to international markets on a territory-by-territory basis.

•	Television, which includes the licensing to domestic and international markets of one-hour drama series, television movies and non-fiction programming.

•	Animation, which includes an interest in CinéGroupe Corporation, a producer and distributor of animated feature films and television programming.

•	Studio Facilities, which includes Lions Gate Studios and the leased facility Eagle Creek Studios, which derive revenue from rental of sound stages, production offices, construction mills, storage facilities and lighting equipment to film and television producers.

      Our primary operating expenses include the following:

•	Direct Operating Expenses, which include amortization of production or acquisition costs, participation and residual expenses.

•	Distribution and Marketing Expenses, which primarily include the costs of theatrical “prints and advertising” and of video and DVD duplication and marketing.

•	General and Administration Expenses, which include salaries and other overhead.

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

      Sale of Common Shares. On October 8, 2003, the Company issued a prospectus to sell 25,000,000 common shares at a public offering price of $2.70 per share. On October 15, 2003, the Company received $63.9 million of net proceeds, after deducting underwriting discounts, and issued 25,000,000 common shares. The Company estimates the offering expenses will be approximately $0.5 million. On October 16, the underwriters exercised their over allotment option and on October 21, 2003 the Company received

$9.6 million of net proceeds, after deducting underwriting discounts, and issued an additional 3,750,000 common shares.

      Merger Agreement. On October 24, 2003, the Company entered into a definitive merger agreement with Film Holdings Co., the parent company of Artisan Entertainment. Under the terms of the merger agreement, the Company will acquire Film Holdings Co. by means of a merger of a subsidiary of the Company with and into Film Holding Co., pursuant to which Film Holdings Co. shall continue as the surviving corporation and shall be a subsidiary of the Company. Under the merger agreement, the Company shall pay $160 million in cash, plus assume debt. The $160 million in cash is payable as follows: $10 million upon signing and $150 million upon closing. The anticipated closing date is December 15, 2003. The closing is subject to customary conditions, one of which, termination of the waiting period under the Hart-Scott-Rodino Act, has been met.

      Credit Facility. In October 2003, the Company entered into a Commitment Letter agreement and Fee Letter agreement with JP Morgan Chase Bank and JP Morgan Securities Inc. (collectively “JP Morgan”) in which JP Morgan is to provide a $350 million credit facility, consisting of a $100 million five-year term loan and a $250 million five-year revolving credit facility, and serve as administrative agent for the credit facility. The credit facility will be used to finance the merger, as referred to above, refinance indebtedness of the Company and Film Holdings Inc. and for general business purposes. As consideration the Company agreed to pay to JP Morgan an underwriting, structuring and arrangement fee and an annual administration fee.

Critical Accounting Policies

      The application of the following accounting policies, which are important to our financial position and results of operations, requires significant judgments and estimates on the part of management. For a summary of all of our accounting policies, including the accounting policies discussed below, see note 2 to the March 31, 2003 audited consolidated financial statements in our Annual Report on Form 10-K for the year then ended.

      Generally Accepted Accounting Principles. Our consolidated financial statements have been prepared in accordance with Canadian GAAP, which conforms, in all material respects, with U.S. GAAP, except as described in note 10 to the unaudited condensed consolidated financial statements. The U.S. dollar and the Canadian dollar are the functional currencies of our U.S. and Canadian-based businesses, respectively. Commencing with the period beginning April 1, 2002, our consolidated financial statements are presented in U.S. dollars as a substantial component of our operations are domiciled in the U.S. and the primary market for trading volume of our common shares is on the American Stock Exchange. Prior to April 1, 2002, our consolidated financial statements were presented in Canadian dollars. In accordance with generally accepted accounting principles in both Canada and the U.S., the financial statements of Canadian-based subsidiaries are translated for consolidation purposes using current exchange rates, with translation adjustments accumulated in a separate component of shareholders’ equity. The functional currencies of each of the Company’s operations in the United States and Canada are unchanged.

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

      We capitalize costs of production, including financing costs, to investment in motion pictures and television programs. These costs are amortized to direct operating expenses in accordance with SoP 00-2. These costs are stated at the lower of unamortized motion picture or television program costs or fair value. These costs for an individual motion picture or television program are amortized in the proportion that current period actual revenues bear to management’s estimates of the total revenue expected to be received from such motion picture or television program over a period not to exceed ten years from the date of delivery. Management regularly reviews, and revises when necessary, its total revenue estimates, which may result in a change in the rate of amortization and/or write-down of all or a portion of the unamortized costs of the motion picture or television program to its fair value. No assurance can be given that unfavorable changes to revenue estimates will not occur, which may result in significant write-downs affecting our results of operations and financial condition.

      Revenue Recognition. Revenue from the sale or licensing of motion pictures and television programs is recognized upon meeting all recognition requirements of SoP 00-2. Revenue from the theatrical release of motion pictures is recognized at the time of exhibition based on the company’s participation in box office receipts. Revenue from the sale of DVDs in the retail market, net of an allowance for estimated returns, is recognized on the later of shipment to the customer or “street date” (when it is available for sale by the customer). Under revenue sharing arrangements, rental revenue is recognized when we are entitled to receipts and such receipts are determinable. Revenues from television licensing are recognized when the motion picture or television program is available to the licensee for telecast. For television licenses that include separate availability “windows” during the license period, revenue is allocated over the “windows.” Revenue from sales of international territories are recognized when the feature film or television program is delivered to the distributor for exploitation or is available to the distributor and no conditions for delivery exist, which under most sales contracts requires that full payment has been received from the distributor. For contracts that provide for rights to exploit a program on multiple media (e.g. theatrical, video, television) with a fee for a single motion picture or television program where the contract specifies the permissible timing of release to various media, the fee is allocated to the various media based on management’s assessment of the relative fair value of the rights to exploit each media and is recognized as the program is released to each media. For multiple-title contracts with a fee, the fee is allocated on a title-by-title basis, based on management’s assessment of the relative fair value of each title. Rental revenue from short-term operating leases of studio facilities is recognized over the term of the lease. Prior to December 2001, we earned fees from management services provided to Canadian limited partnerships, whose purpose was to assist in the financing of motion pictures produced in Canada, and those fees were recognized as revenue when the financing was completed. We no longer provide these management services due to the rescission of certain tax shelter provisions by the Canadian government. Cash payments received are recorded as deferred revenue until all the conditions of revenue recognition have been met. We accrue for video returns and provide for allowances in the financial statements based on previous returns and our allowances history on a title-by-title basis in each of the video businesses.

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

Results of Operations

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

      Consolidated revenues for the three months ended September 30, 2003 of $99.8 million increased $22.0 million, or 28.3%, compared to $77.8 million in the comparable period.

      Motion pictures revenue of $69.3 million this quarter increased $19.1 million, or 38.1%, compared to $50.2 million in the prior year’s quarter. Theatrical revenue of $7.3 million increased $5.1 million, or 231.8%, compared to $2.2 million in the prior year’s quarter. The significant theatrical release in the current quarter was Cabin Fever with revenue of approximately $7.3 million. The most significant theatrical release in the prior year’s quarter was Lovely and Amazing with revenue of $1.2 million. Video revenue of $48.2 million increased $14.8 million, or 44.3%, this quarter compared to $33.4 million in the prior year’s quarter. Significant video releases in the current quarter included House of 1000 Corpses with revenue of $10.5 million, Confidence with revenue of $8.4 million and Will & Grace with revenue of $4.6 million. Significant video releases in the prior year’s quarter included Frailty with revenue of $9.8 million. International revenue of $9.8 million increased $2.1 million, or 27.3%, compared to $7.7 million in the prior year’s quarter. The most significant international revenue in the current quarter was for Cabin Fever with revenue of $1.8 million. The most significant international revenue in the prior year’s quarter was for Cat’s Meow with revenue of $1.4 million. Television revenue from motion pictures of $2.6 million decreased $2.4 million, or 48.0%, this quarter compared to $5.0 million in the prior year’s quarter. The prior year’s quarter included license fee revenue for O.

      Television production revenue of $24.9 million this quarter increased by $7.1 million, or 39.9%, from $17.8 million in the prior year’s quarter, due primarily to an increase in one-hour series deliveries. In the current quarter, 14 hours of one-hour drama series were delivered domestically contributing revenue of $14.0 million, international and other revenue on one-hour drama series contributed revenue of $4.8 million, television movies contributed revenue of $3.1 million, video releases of television product contributed $0.7 million and 18.5 hours of non-fiction programming were delivered contributing revenue of $1.9 million. In the prior year’s quarter, 9 hours of one-hour drama series were delivered domestically contributing revenue of $10.0 million, international and other revenue on one-hour drama series contributed revenue of $5.2 million, television movies contributed revenue of $0.6 million and 9.5 hours of non-fiction programming were delivered contributing revenue of $1.8 million. Domestic deliveries of one-hour drama series in the current quarter included 1-800 Missing and Dead Zone and in the prior year’s quarter included Dead Zone.

      In animation, CinéGroupe’s revenue of $3.9 million this quarter decreased $4.6 million, or 54.1%, compared to $8.5 million in the prior year’s quarter. The current quarter included 13 half-hours of television programming deliveries and the prior year’s quarter included 28 half-hours of television programming deliveries. Most of animation’s television programming deliveries are scheduled for delivery in the remainder of the fiscal year.

      Studio facilities revenue of $1.6 million in the current quarter increased $0.2 million, or 14.3%, compared to $1.4 million in the prior year’s quarter due primarily to an increase in rental rates and occupancy rates.

      Direct operating expenses include amortization, participation and residual expenses. Direct operating expenses of $51.5 million this quarter were 51.6% of revenue, compared to direct operating expenses of $45.4 million, which were 58.3% of revenue in the prior year’s quarter. Direct operating expenses as a percent of revenue decreased primarily because the current quarter included higher margin television series and television movie releases and the release of television titles on video.

      In the current quarter, we decreased the provision for doubtful accounts by $1.5 million to $6.5 million at September 30, 2003 compared to $8.0 million at June 30, 2003. The decrease in the provision is primarily due to the reversal of a $1.5 million provision for tax credits receivable, which will now be collected due to a determination that the Company is eligible for such tax credits.

      Distribution and marketing expenses of $37.4 million this quarter increased by $19.0 million, or 103.3%, compared to $18.4 million in the prior year’s quarter. Theatrical P&A this quarter was $16.1 million, compared to $5.0 million in the prior year’s quarter. Theatrical P&A in the current quarter included significant expenditures on Cabin Fever. Video distribution and marketing costs on motion picture and television product this quarter was $19.5 million, compared to $11.7 million in the prior year’s quarter. Video distribution and marketing costs in the current quarter included significant expenditures on Confidence, House of 1000 Corpses and Will & Grace and in the prior year’s quarter included Frailty.

      General and administration expenses of $8.6 million this quarter compare to $7.8 million of expenses in the prior year’s quarter. In the current quarter production overhead of $0.8 million is capitalized to investment in films and television programs. Due to increased internal production spending on films and television programs, the Company began to capitalize production overhead from the beginning of fiscal 2004. Without capitalized production overhead, general and administrative expenses increased $1.6 million quarter-over-quarter, primarily due to an increase in salaries and benefits and professional fees.

      Amortization of $1.6 million this quarter increased by $0.2 million, or 14.3%, compared to $1.4 million in the prior year’s quarter.

      Interest expense of $2.5 million this quarter compares to $2.6 million of interest expense in the prior year’s quarter. The current quarter includes $0.3 million interest capitalized to production costs, resulting from an increase in production financed by the revolving credit facility in this quarter. Without capitalized interest, interest expense increased $0.2 million, or 7.7%, over the prior year’s quarter. The increase in interest expense is primarily due to an increase in the effective interest rate and in the revolving credit facility balance quarter-over-quarter.

      Net loss for the three months ended September 30, 2003 was $0.8 million or loss per share of $0.02 on 59.5 million weighted average common shares outstanding (after giving effect to the Series A preferred share dividends and accretion on the Series A preferred shares). This compares to net income for the three months ended September 30, 2002 of $1.2 million or income per share of $0.01 on 43.2 million weighted average common shares outstanding (after giving effect to the Series A preferred share dividends and accretion on the Series A preferred shares).

      Under U.S. GAAP, the net loss for the three months ended September 30, 2003 was $0.3 million. The loss under U.S. GAAP is less than under Canadian GAAP, due primarily to the fair valuation gains on the interest swap mark-to-market. Under U.S. GAAP, the interest swap does not meet the criteria of an effective hedge and therefore the fair market valuation gains are recorded in the statement of operations, as described in note 10(c) of our accompanying financial statements.

Six Months Ended September 30, 2003 Compared to Six Months Ended September 30, 2002

      Consolidated revenues for the six months ended September 30, 2003 of $154.7 million decreased $17.4 million, or 10.1%, compared to $172.1 million in the comparable period.

      Motion pictures revenue of $112.4 million this period decreased $7.3 million, or 6.1%, compared to $119.7 million in the prior period. Theatrical revenue of $17.3 million increased $7.4 million, or 74.8%, compared to $9.9 million in the prior period. Significant theatrical releases in the current period included

Cabin Fever, House of 1000 Corpses and Confidence with revenue of approximately $17.0 million. The most significant theatrical releases in the prior period were Frailty and Lovely and Amazing with revenue of approximately $5.0 million. Video revenue of $73.2 million decreased $10.5 million, or 12.6% this period, compared to $83.7 million in the prior period. Significant video releases in the current period included House of 1000 Corpses with revenue of $10.5 million, Confidence with revenue of $8.4 million, Will & Grace with revenue of $4.6 million, Secretary with revenue of $5.0 million and Cube 2 with revenue of $1.1 million. Significant video releases in the prior period included Monster’s Ball with revenue of $29.6 million, Frailty with revenue of $9.8 million, Rose Red with revenue of $6.1 million, State Property with revenue of $4.6, The Wash with revenue of $3.0 million and O with revenue of $2.5 million. International revenue of $15.9 million increased $1.0 million, or 6.7%, compared to $14.9 million in the prior period. The most significant international revenue in the current period was for Confidence with revenue of $6.1 million and Cabin Fever with revenue of $1.8 million. The most significant international revenue in the prior period was for Monster’s Ball with revenue of $6.7 million and Frailty with revenue of $3.4 million. Television revenue from motion pictures of $4.3 million decreased $4.1 million, or 48.8%, this period compared to $8.4 million in the prior period. The prior period included a library sale to a cable network for $1.8 million and license fee revenue for O.

      Television production revenue of $34.6 million this period increased by $4.6 million, or 15.3%, from $30.0 million in the prior period, due primarily to an increase in television movie and video revenue, partially offset by a decrease in one-hour series and non-fiction programming revenue. In the current period, 16 hours of one-hour drama series were delivered domestically contributing revenue of $16.3 million, international and other revenue on one-hour drama series contributed revenue of $5.7 million, television movies contributed revenue of $6.4 million, video releases of television product contributed $2.1 million and 31.5 hours of non-fiction programming were delivered contributing revenue of $3.2 million. In the prior period, 19 hours of one-hour drama series were delivered domestically contributing revenue of $14.4 million, international and other revenue on one-hour drama series contributed revenue of $8.9 million, television movies contributed revenue of $1.1 million and 28.5 hours of non-fiction programming were delivered contributing revenue of $5.1 million. Domestic deliveries of one-hour drama series in the current period included 1-800 Missing and Dead Zone and in the prior period included Dead Zone, Tracker and No Boundaries.

      In animation, CinéGroupe’s revenue of $4.3 million this period decreased $15.4 million, or 78.2%, compared to $19.7 million in the prior period. The current period included 13 half-hours of television programming deliveries and the prior period included 52 half-hours of television programming deliveries. Most of animation’s television programming deliveries are scheduled for delivery in the remainder of the fiscal year.

      Studio facilities revenue of $3.3 million in the current period increased $0.5 million, or 17.9%, compared to $2.8 million in the prior period due primarily to an increase in rental rates and occupancy rates.

      Direct operating expenses include amortization, participation and residual expenses. Direct operating expenses of $74.2 million this period were 48.0% of revenue, compared to direct operating expenses of $89.3 million, which were 51.9% of revenue in the prior period. Direct operating expenses as a percent of revenue decreased primarily because the current period included higher margin television series and television movie releases, the release of television titles on video and additionally the prior period included write-downs on Tracker.

      In the current period, we decreased the provision for doubtful accounts by $1.2 million to $6.5 million at September 30, 2003 compared to $7.7 million at March 31, 2003. The decrease in the provision is primarily due to the reversal of $1.5 million previously provided for tax credits receivable, which will now be collected due to a determination that the Company is eligible for such tax credits.

      Distribution and marketing expenses of $72.2 million this period increased by $17.8 million, or 32.7%, compared to $54.4 million in the prior period. Theatrical P&A this period was $38.4 million, compared to $19.8 million in the prior period. Theatrical P&A in the current period included significant expenditures on titles such as Confidence, Cabin Fever and House of 1000 Corpses and in the prior period on Frailty and pre-release expenditure on Rules of Attraction. Video distribution and marketing costs on motion picture and television product this period was $30.4 million, compared to $31.5 million in the prior period. Marketing and duplication costs in the current period included significant expenditure on titles such as Confidence, House of 1000 Corpses, Will & Grace and Secretary and in the prior period on Monster’s Ball, Frailty and Rose Red.

      General and administration expenses of $15.8 million this period compare to expenses of $15.3 million in the prior period. In the current period, $1.4 million of production overhead was capitalized to investment in films and television programs. Due to increased internal production spending on films and television programs, the Company began to capitalize production overhead from the beginning of fiscal 2004. Without capitalized production overhead, general and administrative expenses increased $1.9 million period-over-period, primarily due to an increase in salaries and benefits.

      Amortization of $3.1 million this period increased by $0.4 million, or 14.8%, compared to $2.7 million in the prior period. The increase is primarily due to increased capital asset amortization for the new accounting system implemented in June 2002.

      Interest expense of $4.9 million this period compares to $5.2 million of interest expense in the prior period. The current period includes $0.7 million interest capitalized to production costs, resulting from an increase in production financed by the revolving credit facility in this period. Without capitalized interest, interest expense increased $0.4 million, or 7.7%, over the prior period. The increase in interest expense is primarily due to an increase in the effective interest rate and in the revolving credit facility balance period-over-period.

      Other equity interests for the period include $0.2 million equity interest in the loss of CinemaNow, which represents 55% of the losses of CinemaNow. During the quarter ending March 31, 2003, the Company purchased $0.4 million of Series C Convertible Preferred Shares of CinemaNow as part of a CinemaNow round of financing. The round of financing and conversion of a debenture decreased the Company’s voting and economic interests from 63% to 55%. As a result of the new investment in CinemaNow, the Company recorded equity interest in the loss of CinemaNow from the date of the new investment. Other equity interests for the period also includes $nil equity interest in Christal Films Distribution Inc. (“Christal”), which consists of 75% of the net income of Christal compared to $0.4 million equity interests in Christal for the prior period.

      Net loss for the six months ended September 30, 2003 was $13.4 million or loss per share of $0.27 on 53.2 million weighted average common shares outstanding (after giving effect to the Series A preferred share dividends and accretion on the Series A preferred shares). This compares to net income for the six months ended September 30, 2002 of $3.9 million or income per share of $0.05 on 43.2 million weighted average common shares outstanding (after giving effect to the Series A preferred share dividends and accretion on the Series A preferred shares).

      Under U.S. GAAP, the net loss for the six months ended September 30, 2003 was $13.1 million. The loss under U.S. GAAP is less than under Canadian GAAP, due primarily to the fair valuation gains on the interest swap mark-to-market. Under U.S. GAAP, the interest swap does not meet the criteria of an effective hedge and therefore the fair market valuation gains are recorded in the statement of operations, as described in note 10(c) of our accompanying financial statements.

EBITDA

      EBITDA, defined as earnings before interest, income taxes, amortization and minority interests of $2.3 million for the three months ended September 30, 2003 decreased $3.9 million, or 62.9%, compared to EBITDA of $6.2 million for the three months ended September 30, 2002. EBITDA of negative $7.7 million for the six months ended September 30, 2003 decreased $21.2 million, or 157.0%, compared to EBITDA of $13.5 million for the six months ended September 30, 2002.

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

      The following table reconciles EBITDA to net income (loss):

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2003	2002	2003	2002

	(Amounts in thousands of U.S. dollars)
EBITDA, as defined	$2,319	$6,216	$(7,686)	$13,495
Amortization	(1,633)	(1,365)	(3,113)	(2,703)
Interest	(2,486)	(2,579)	(4,934)	(5,215)
Minority interests	994	(166)	2,056	(631)
Income taxes	(12)	(908)	267	(1,042)

Net income (loss)	$(818)	$1,198	$(13,410)	$3,904

Liquidity and Capital Resources

      Our liquidity and capital resources are provided principally through cash generated from operations and sale of common stock, a $200 million revolving credit facility with J.P. Morgan Chase Bank, German tax shelter financing and production loans.

      Bank loans. The $200 million revolving credit facility with J.P. Morgan Chase Bank is limited by our borrowing base, which includes certain accounts receivable and credits for our film and television program library. At September 30, 2003, the borrowing base assets totaled $193.3 million and we had drawn $147.1 million of our $200 million revolving credit facility. Currently, the credit facility bears interest at 2.5% over the Adjusted LIBOR, or the Canadian Banker Acceptance rate, or 1.5% over the U.S. or Canadian prime rates. At September 30, 2003, the revolving credit facility has an average variable interest rate of 3.65% on principal of $123.6 million under the U.S. dollar credit facility and an average variable interest rate of 5.21% on principal of $23.5 million under the Canadian dollar credit facility. The Company entered into a $100 million interest rate swap at an interest rate of 3.08%, commencing January 2003 and ending September 2005. The swap is in effect as long as three month LIBOR is less than 5.0%. Fair market value of the interest rate swap at September 30, 2003 is $2.9 million. Unrecognized fair valuation gains for the three months and six months ended September 30, 2003 amount to $0.6 million and $0.3 million, respectively. Our credit facility contains various covenants, including limitations on indebtedness, dividends and capital expenditures, and maintenance of certain financial ratios. On October 24, 2003, the Company received consent to enter into a merger agreement with Film Holdings Co. and received a waiver of any violations of certain covenants for the period ending September 30, 2003. These violations are a result of revisions required to the covenants. With this waiver, we are in compliance with all terms of our credit facility. There can be no assurances that we will remain in compliance with such covenants or other conditions under our credit facility in the future.

      In October 2003, the Company entered into a Commitment Letter agreement and Fee Letter agreement with JP Morgan Chase Bank and JP Morgan Securities Inc. (collectively “JP Morgan”) in which JP Morgan is to provide a $350 million credit facility, consisting of a $100 million five-year term loan and a $250 million five-year revolving credit facility, and serve as administrative agent for the credit facility. As consideration the Company agreed to pay to JP Morgan an underwriting, structuring and arrangement fee and an annual administration fee.

      Filmed Entertainment Backlog. Backlog represents the amount of future revenue not yet recorded from executed contracts for the licensing of motion pictures and television product for television exhibition and in international markets. Backlog at September 30, 2003 is $59.8 million.

      Cash flows provided by (used in) operating activities. Cash flows used in operating activities in the six months ended September 30, 2003 were $25.6 million compared to cash flows provided by operating activities of $nil million in the six months ended September 30, 2002. The decrease in cash flow from operating activities is a result of the decline in operating results and an increase in accounts receivable, partially offset by an increase in accounts payable and deferred revenue.

      Cash flows provided by financing activities. Cash flows provided by financing activities in the six months ended September 30, 2003 were $23.5 million compared to cash flows provided by financing activities of $2.6 million in the six months ended September 30, 2002 due primarily to $30.8 million net proceeds from the issuance of common stock and $20.3 million proceeds from bank loans, offset by $18.1 million payment for the repurchase of Series A preferred shares and $9.3 million repayment of production loans and long-term debt in the six months ended September 30, 2003.

      Cash flows provided by (used in) investing activities. Cash flows used in investing activities in the six months ended September 30, 2003 were $0.3 million, compared to cash flows provided by investing activities of $0.6 million in the six months ended September 30, 2002. Cash flows used in investing activities in the six months ended September 30, 2003 were for the purchase of capital assets. Cash flows provided by investing activities in the six months ended September 30, 2002 were from cash received from a discontinued operation, offset by the purchase of capital assets.

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

      On October 24, 2003, the Company entered into a definitive merger agreement with Film Holdings Co., the parent company of Artisan Entertainment. Under the terms of the merger agreement, the Company will acquire Film Holdings Co. by means of a merger of a subsidiary of the Company with and into Film Holding Co., pursuant to which Film Holdings Co. shall continue as the surviving corporation and shall be a subsidiary of the Company. Under the merger agreement, the Company shall pay $160 million in cash, plus assume debt. The $160 million in cash is payable as follows: $10 million upon signing and $150 million upon closing. The anticipated closing date is December 15, 2003. The Company currently expects to finance $150 million due upon closing through funds received from the Company’s sale of shares pursuant to a prospectus issued in October 2003 (as described in the Overview section) and through a $350 million credit facility to be provided by JP Morgan (as described in the Overview section).

      Principal debt repayments due during the six months ending March 31, 2004 of $43.3 million consist principally of $14.7 million of production loans and $19.8 million of German tax shelter financings. Production loans of $13.4 million are secured by accounts receivable, which we expect to collect and use for repayment of these loans. Other repayments due are expected to be paid through cash generated from operations or from the available borrowing capacity from our $200 million credit facility with J.P. Morgan Chase Bank.

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

      Commitments. The table below presents future commitments under contractual obligations and commercial commitments at September 30, 2003 by expected maturity date.

	Expected Maturity Date
	Year Ended March 31,

	2004	2005	2006	2007	2008	Thereafter

	(Amounts in thousands of U.S. dollars)
Operating leases	$1,396	$2,406	$1,600	$1,143	$704	$942
Employment contracts	5,932	4,865	2,110	563	34	—
Unconditional purchase obligations	12,005	12,000	1,875	—	—	—
Distribution and marketing commitments	2,385	—	—	—	—	—

	$21,718	$19,271	$5,585	$1,706	$738	$942

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

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

      Currency Rate Risk. We incur certain operating and production costs in foreign currencies and are subject to market risks resulting from fluctuations in foreign currency exchange rates. Our principal currency exposure is between Canadian and U.S. dollars, although this exposure has been significantly mitigated through the structuring of the $200 million revolving credit facility as a $25 million Canadian dollar facility and a $175 million U.S. dollar credit facility. Each facility is borrowed and repaid in the respective country of origin, in local currency. We also enter into foreign exchange contracts to hedge future production expenses denominated in Canadian dollars. Gains and losses on the foreign exchange contracts are capitalized and recorded as production costs when the gains and losses are realized. During the six months ended September 30, 2003, we completed foreign exchange contracts denominated in Canadian dollars. The net gains resulting from the completed contracts for the three and six months ended September 30, 2003 amounted to $0.3 million and $0.9 million, respectively. As at September 30, 2003, we had contracts to sell US$2.2 million in exchange for Canadian $3.0 million over a period of four weeks at a weighted average exchange rate of 1.38. Net unrecognized gains at September 30, 2003 amounted to $nil. These contracts are entered into with a major financial institution as counterpart. The Company is exposed to credit loss in the event of nonperformance by the counterpart, which is limited to the cost of replacing the contracts, at current market rates. These forward exchange contracts do not subject us to risk from exchange rate movements because gains and losses on the contracts offset losses and gains on the transactions being hedged. No collateral or other security was pledged as security to support these financial instruments. We currently intend to continue to enter into such contracts to hedge against future material foreign currency exchange rate risks.

      Interest Rate Risk. We are exposed to cash flow risk due to changes in market interest rates related to our outstanding debt. For example, our credit facilities, production loans and some of our long-term debt bears interest on borrowings outstanding at various time intervals and at market rates based on either the Canadian prime rate or the U.S. prime rate, plus a margin ranging from -0.39% to 4.0%. Our principal risk with respect to our long-term debt is interest rate risk, to the extent not mitigated by interest rate swap and foreign exchange contracts. We entered into a $100.0 million interest rate swap at an interest rate of 3.08%, commencing January 2003 and ending September 2005. The swap is in effect as long as three month LIBOR is less than 5.0%. Fair market value of the interest rate swap at September 30, 2003 is $2.9 million. Unrecognized fair valuation gains for the three months and six months ended September 30, 2003 amount to $0.6 million and $0.3 million, respectively. The table below presents principal debt repayments and related weighted average interest rates for our credit facilities and other debt obligations at September 30, 2003 by expected maturity date.

	Expected Maturity Date
	Year Ended March 31,

	2004	2005	2006	2007	2008	Thereafter

	(Amounts in thousands of U.S. dollars)
Bank Loans:
Variable(1)	$—	$—	$147,141	$—	$—	$—
Variable(2)	6,219	—	—	—	—	—
Other Debt:
Fixed(3)	—	—	1,684	—	1,163	16,173
Fixed(4)	19,773	—	5,513	5,672	—	—
Fixed(5)	909	687	—	—	—	—
Variable(6)	15,143	445	242	84	84	84
Variable(7)	1,219	—	—	—	—	—

	$43,263	$1,132	$154,580	$5,756	$1,247	$16,257

(1)	Revolving credit facilities, which expire September 25, 2005. Average variable interest rate on principal of $23.5 million equal to Canadian prime plus 0.7% and average variable interest rate on principal of $123.6 million equal to U.S. prime minus 0.4%.

(2)	Demand loans at Canadian prime plus 2%-4% and lines of credit due July 31, 2004 and September 1, 2004, at Canadian prime plus 1% and at Canadian prime, respectively.

(3)	Average fixed interest rate equal to 4.88%.

(4)	Non interest-bearing.

(5)	Average fixed interest rate equal to 10.8%.

(6)	Majority consists of production loans secured by accounts receivable. Average variable interest rate on production loans equal to Canadian prime plus 1.44%.

(7)	Production loans with an average variable interest rate equal to US prime minus 0.39%.

Item 4.	Controls and Procedures

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

PART II

Item 1.     Legal Proceedings.

      We are currently involved in an arbitration proceeding relating to our distribution of a motion picture. The plaintiff alleges that we did not release the film in accordance with the contract and has claimed damages for up to $35 million. Closing arguments were held in October 2003 and a final ruling is expected in the third quarter. While we deny these allegations and maintain that we acted within our rights, failure to prevail in this matter could have a material adverse effect on the results of operations of future periods.

Item 4.     Submissions of Matters to a Vote of Security Holders.

      On September 10, 2003, the Company held its annual meeting of shareholders. Below is a summary of the matters voted on at the meeting.

      An election of directors was held with the following persons being elected directors:

Name	Votes For	Votes Withheld

Michael Burns	27,975,515	1,246,331
Drew Craig	25,517,449	3,704,397
Arthur Evrensel	27,913,489	1,308,357
Jon Feltheimer	27,981,731	1,240,115
Gordon Keep	27,977,496	1,244,350
Morley Koffman	27,980,381	1,241,465
Patrick Lavelle	27,983,731	1,238,115
Andre Link	27,979,346	1,242,500
Harald Ludwig	25,640,339	3,581,507
Gary Newton	27,979,996	1,241,850
G. Scott Paterson	27,970,796	1,251,050
Jeff Saganksy	27,851,881	1,369,965
Harry Sloan	27,977,881	1,243,965
Mitchell Wolfe	27,984,631	1,237,215

      Other matters voted upon and approved at the meeting, and the number of votes cast with respect to each matter were as follows:

Matter	Votes For	Votes Against	Abstentions

1. To approve a resolution to amend the Company’s articles to adjust the terms of the Series A preferred shares to change the initial conversion price of the Series A preferred shares from US$2.55 to US$2.30.	28,972,660	206,362	35,924
2. To approve a resolution to increase the number of the common shares reserved for issuance under the Employees’ and Directors’ Equity Incentive Plan by 1,068,750.	22,925,266	6,246,084	65,396

		Votes
Matter	Votes For	Withheld

3. To approve the re-appointment of Ernst & Young LLP as the Company’s auditors for fiscal 2004.	28,804,892	362,417

      Under applicable British Columbia law, abstentions and broker non-votes are not tabulated. Abstentions and broker non-votes are not counted in determining a quorum or the number of shares necessary for approval.

      The Company’s Series B preferred shareholder, Mark Amin, elected himself as a director.

Item 6.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

      (a) Exhibits filed for Lions Gate through the filing of this Form 10-Q

Exhibit
Number	Description of Documents

3.1(1)	Articles of Incorporation
3.2(2)	Amendment to Articles of Incorporation to Provide Terms of the Series A Preferred Shares dated as of December 20, 1999
3.3(3)	Amendment to Articles of Incorporation to Provide Terms of the Series B Preferred Shares dated as of September 26, 2000
3.4(4)	Amendment to Articles of Incorporation to change the size of the Board of Directors dated as of September 12, 2001
4.1(1)	Trust Indenture between the Company and CIBC Mellon Trust Company dated as of April 15, 1998
4.2(2)	Warrant Indenture between the Company and CIBC Mellon Trust Company dated as of December 30, 1999
31.1	Chief Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer’s Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer’s Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Company’s Annual Report on Form 20-F for the fiscal year ended March 31, 1998 (File No. 000-27730).

(2)	Incorporated by reference to the Company’s Annual Report on Form 20-F for the fiscal year ended March 31, 2000 (File No. 000-27730).

(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2001 (File No. 1-14880).

(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2001 (File No. 1-14880).

      (b) Reports on Form 8-K

(i)	On August 14, 2003, the Company filed a report on Form 8-K furnishing its press release dated August 14, 2003, announcing its financial results for its fiscal quarter ending June 30, 2003.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIONS GATE ENTERTAINMENT CORP.

By:	/s/ JAMES KEEGAN

James Keegan
Chief Financial Officer

Date: November 14, 2003

INDEX TO EXHIBITS

Exhibit
Number		Description of Documents

3	.1(1)	Articles of Incorporation
3	.2(2)	Amendment to Articles of Incorporation to Provide Terms of the Series A Preferred Shares dated as of December 20, 1999
3	.3(3)	Amendment to Articles of Incorporation to Provide Terms of the Series B Preferred Shares dated as of September 26, 2000
3	.4(4)	Amendment to Articles of Incorporation to change the size of the Board of Directors dated as of September 12, 2001
4	.1(1)	Trust Indenture between the Company and CIBC Mellon Trust Company dated as of April 15, 1998
4	.2(2)	Warrant Indenture between the Company and CIBC Mellon Trust Company dated as of December 30, 1999
31.1		Chief Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Chief Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Chief Executive Officer’s Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Chief Financial Officer’s Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Company’s Annual Report on Form 20-F for the fiscal year ended March 31, 1998 (File No. 000-27730).

(2)	Incorporated by reference to the Company’s Annual Report on Form 20-F for the fiscal year ended March 31, 2000 (File No. 000-27730).

(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2001 (File No. 1-14880).

(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2001 (File No. 1-14880).