Form 10-Q
period 2003-12-31
LIONS GATE ENTERTAINMENT CORP /CN/
filed 2004-02-17
CIK 929351

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from to .

Commission File No. 1-14880

Lions Gate Entertainment Corp.

(Exact name of registrant as specified in its charter)

British Columbia, Canada
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

555 Brooksbank Avenue,

North Vancouver,
British Columbia V7S 3S5

And

2700 Colorado Avenue, Suite 200

Santa Monica, California 90404
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

     As of February 13, 2004, 90,889,139 shares of the registrant’s no par value common stock were outstanding.

PART I
Item 1. Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Item 4. Controls and Procedures
PART II
Item 1. Legal Proceedings.
Item 6. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
SIGNATURES
EXHIBIT 10.1
EXHIBIT 10.2
EXHIBIT 10.3
EXHIBIT 10.4
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

FORWARD LOOKING STATEMENTS

      Certain statements contained within this report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases you can identify forward-looking statements by terms such as “may,” “intend,” “will,” “could,” “would,” “expect,” “believe,” “estimate” or the negative of these terms, and similar expressions intended to identify forward-looking statements.

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

      Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, those described in the Risk Factors sections of our Registration Statement on Form S-3 filed September 25, 2003 and related Prospectus Supplement filed October 9, 2003.

PART I

Item 1.	Financial Statements

LIONS GATE ENTERTAINMENT CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2003	2003

	(Unaudited)	(Note 2)

	(All amounts in thousands
	of U.S. dollars, except
	share amounts)

ASSETS

Cash and cash equivalents	$9,507	$7,440

Accounts receivable, net of reserve for video returns of $63,847 (March 31, 2003 — $11,364) and provision for doubtful accounts of $15,074 (March 31, 2003 — $7,677)	123,973	94,908

Investment in films and television programs	451,765	206,275

Property and equipment	34,009	32,390

Goodwill, net of accumulated amortization of $5,643	127,394	25,048

Other assets	27,042	19,135

Future income taxes	2,985	1,350

	$776,675	$386,546

LIABILITIES

Bank loans	$269,068	$130,921

Accounts payable and accrued liabilities	141,417	48,888

Accrued participations and residuals costs	79,667	26,158

Production loans	13,570	20,339

Subordinated notes	47,865	—

Long-term debt	42,091	54,379

Deferred revenue	48,256	22,116

Minority interests	702	9,028

	642,636	311,829

Commitments and contingencies

SHAREHOLDERS’ EQUITY

Preferred shares, 200,000,000 shares authorized, issued in series, including 1,000,000 series A (1,986 and 11,830 shares issued and outstanding) and 10 series B (10 shares issued and outstanding) (liquidation preference $5,064 and $30,167)	5,631	32,519

Common stock, no par value, 500,000,000 shares authorized, 90,718,304 and 43,231,921 shares issued and outstanding	267,336	157,675

Contributed surplus	20,620	—

Accumulated deficit	(152,206)	(107,942)

Cumulative translation adjustments	(7,342)	(7,535)

	134,039	74,717

	$776,675	$386,546

See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three	Three
	Months	Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,
	2003	2002	2003	2002

	(All amounts in thousands of U.S. dollars, except per share
	amounts)

Revenues	$77,429	$61,867	$232,132	$233,924

Expenses:

Direct operating	47,286	28,723	122,521	118,547

Distribution and marketing	36,913	23,230	109,152	77,611

General and administration	9,420	8,871	25,180	24,204

Severance and relocation costs	5,934	—	5,934	—

Write-down of animation assets	9,919	—	9,919	—

Depreciation and amortization	1,280	1,087	3,391	3,260

Total expenses	110,752	61,911	276,097	223,622

Operating Income (Loss)	(33,323)	(44)	(43,965)	10,302

Other Expenses:

Interest on debt initially incurred for a term of more than one year	5,317	2,288	10,251	7,503

Minority interests	(6,986)	(51)	(9,042)	580

Total other expenses	(1,669)	2,237	1,209	8,083

Income (Loss) Before Equity Interests and Income Taxes	(31,654)	(2,281)	(45,174)	2,219

Equity interests	30	16	(127)	462

Income (Loss) Before Income Taxes	(31,624)	(2,265)	(45,301)	2,681

Income taxes	(1,861)	(13)	(2,128)	1,029

Net Income (Loss)	(29,763)	(2,252)	(43,173)	1,652

Dividends on Series A preferred shares	(66)	(396)	(320)	(1,188)

Accretion on Series A preferred shares	(131)	(512)	(771)	(1,535)

Net Loss Available to Common Shareholders	$(29,960)	$(3,160)	$(44,264)	$(1,071)

Basic and Diluted Loss Per Common Share	$(0.36)	$(0.07)	$(0.70)	$(0.02)

See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

			Series A Preferred		Series B Preferred
	Common Stock		Shares		Shares				Cumulative
							Contributed	Accumulated	Translation
	Number	Amount	Number	Amount	Number	Amount	Surplus	Deficit	Adjustments	Total

	(All amounts in thousands of U.S. dollars, except share amounts)

Balance at March 31, 2002	43,231,921	$157,675	11,830	$30,751	10	$—	$—	$(105,435)	$(7,597)	$75,394

Net loss available to common shareholders								(2,507)		(2,507)

Accretion on Series A preferred shares			—	1,768						1,768

Foreign currency translation adjustments									62	62

Balance at March 31, 2003	43,231,921	157,675	11,830	32,519	10	—	—	(107,942)	(7,535)	74,717

Issuance of common stock	44,951,056	103,176								103,176

Exercise of stock options	535,240	1,414								1,414

Conversion feature of subordinated note							16,361			16,361

Redemption of Series A preferred shares			(8,040)	(22,349)			4,259			(18,090)

Conversion of Series A preferred shares	2,000,087	5,071	(1,804)	(5,071)						—

Net loss available to common shareholders								(44,264)		(44,264)

Accretion on Series A preferred shares			—	532						532

Foreign currency translation adjustments									193	193

Balance at December 31, 2003.	90,718,304	$267,336	1,986	$5,631	10	$—	$20,620	$(152,206)	$(7,342)	$134,039

See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three	Three
	Months	Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,
	2003	2002	2003	2002

	(All amounts in thousands of U.S. dollars)

Operating activities:

Net income (loss)	$(29,763)	$(2,252)	$(43,173)	$1,652

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Depreciation of property and equipment	1,126	928	2,930	2,782

Write-off of projects in development	177	128	1,180	658

Amortization of pre-operating costs	154	159	461	478

Amortization of deferred financing costs	2,586	342	3,284	1,045

Amortization of films and television programs	47,794	28,191	121,021	116,664

Accretion on subordinated notes	190	—	190	—

Minority interests	(6,986)	(51)	(9,042)	580

Severance and relocation costs	5,934	—	5,934	—

Write-down of animation assets	9,919	—	9,919	—

Equity interests	(30)	(16)	127	(462)

Changes in operating assets and liabilities:

Accounts receivable, net	20,842	11,641	5,173	12,047

Increase in investment in films and television programs	(48,474)	(43,620)	(143,970)	(143,145)

Other assets	6,242	(3,421)	5,375	(6,076)

Future income taxes	(2,246)	—	(2,745)	—

Accounts payable and accrued liabilities	(16,482)	5,569	(1,231)	4,061

Accrued participations and residuals costs	2,797	1,152	5,627	7,043

Deferred revenue	(2,297)	4,880	4,797	6,327

Net cash flows provided by (used in) operating activities	(8,517)	3,630	(34,143)	3,654

Financing activities:

Issuance of common stock, net of issue costs	73,824	—	104,590	—

Redemption of Series A preferred shares	—	—	(18,090)	—

Dividends paid on Series A preferred shares	—	—	(254)	(792)

Financing fees paid	(11,287)	—	(11,287)	—

Increase (decrease) in bank loans	60,974	4,095	81,308	(13,058)

Decrease in restricted cash	—	236	—	706

Decrease in production loans	(2,050)	(11,044)	(8,477)	(404)

Issuance of subordinated notes, net of issue costs	56,663	—	56,663	—

Increase (decrease) in long-term debt	(12,777)	(3,492)	(15,642)	5,922

Net cash flows provided by (used in) financing activities	165,347	(10,205)	188,811	(7,626)

Investing activities:

Cash received from discontinued operation	—	4,394	—	6,634

Acquisition of Artisan Entertainment Inc., net of cash acquired	(149,559)	—	(149,559)	—

Purchase of property and equipment	(212)	(309)	(495)	(1,958)

Net cash flows provided by (used in) investing activities	(149,771)	4,085	(150,054)	4,676

Net change in cash and cash equivalents	7,059	(2,490)	4,614	704

Foreign exchange effect on cash	(3,264)	(2,004)	(2,547)	(84)

Cash and cash equivalents — beginning of period	5,712	11,755	7,440	6,641

Cash and cash equivalents — end of period	$9,507	$7,261	$9,507	$7,261

See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     Nature of Operations

      Lions Gate Entertainment Corp. (the “Company” or “Lions Gate”) is a fully integrated entertainment company engaged in the development, production and distribution of feature films, television series, television movies and mini-series, non-fiction programming and animated programming, as well as the management of Canadian-based studio facilities. As an independent distribution company, the Company also acquires distribution rights from a wide variety of studios, production companies and independent producers.

2.     Basis of Presentation

      On December 15, 2003, the Company acquired Film Holdings Co., the parent company of Artisan Entertainment Inc. (“Artisan”) as described in Note 7. The acquisition is included in the December 31, 2003 balance sheet and all operating results and cash flows have been included in the statements of operations and cash flows for the 16-day period from the acquisition date through December 31, 2003.

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

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

3.     Investment in Films and Television Programs

	December 31,	March 31,
	2003	2003

	(All amounts in thousands
	of U.S. dollars)

Theatrical Films

Released, net of accumulated amortization	$77,331	$70,160

Completed and not released	17,413	11,359

Acquired libraries, net of accumulated amortization	260,668	37,422

In progress	32,448	31,783

In development	1,153	1,031

	389,013	151,755

Non-Theatrical Films and Direct-to-Television Programs

Released, net of accumulated amortization	39,006	36,324

In progress	21,410	15,536

In development	2,336	2,660

	62,752	54,520

	$451,765	$206,275

      The Company expects $59.6 million of completed films and television programs excluding acquired library, will be amortized during the one-year period ending December 31, 2004, and $59.9 million of accrued participants’ share (including producer participations and residuals) will be paid during the one-year period ending December 31, 2004.

      Additionally, the Company expects $98.3 million of completed and released films and television programs excluding acquired library, will be amortized during the three-year period ending December 31, 2006.

      Acquired libraries include the Trimark library acquired October 2000 and the Artisan library, acquired on December 15, 2003 (refer note 7). The Trimark library is being amortized over a period of twenty years from the acquisition date. The remaining amortization period as at December 31, 2003 is sixteen and three quarter years on the unamortized costs of $35.7 million. The Artisan library includes acquired titles that are released at least three years prior to the date of acquisition and will be amortized over a period not to exceed 20 years from the date of acquisition. At December 31, 2003 the Artisan library has unamortized costs of $224.6 million.

4.     Bank Loans

      On December 15, 2003, the Company and JP Morgan Chase Bank (“JP Morgan”) entered into an Amended and Restated Credit, Security, Guaranty and Pledge Agreement for a $350 million five-year secured credit facility consisting of a $200 million U.S. dollar-denominated revolving credit facility, a $15 million Canadian dollar-denominated revolving credit facility and a $135 million U.S. dollar-denominated term loan.

      The amended credit facility expires December 31, 2008 and bears interest in the case of revolving credit facility loans at 2.75% over the Adjusted LIBOR or the Canadian Bankers Acceptance rate, or 1.75% over the U.S. or Canadian prime rates and in the case of term loans at 3.25% over the Adjusted LIBOR, or 2.25% over the U.S. prime rates. The principal amount of the term loans is payable in four annual installments of $20 million and a fifth installment of $55 million payable on the last business day of December commencing in December 2004. Once repaid, amounts constituting the term loan commitment may not be reborrowed. The

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

availability of funds under the credit facility is limited by the borrowing base, which is calculated on a monthly basis. The borrowing base assets at December 31, 2003 totaled $381.2 million (March 31, 2003 — $166.4 million). At December 31, 2003, the revolving credit facility has an average variable interest rate of 4.15% on principal of $129.0 million under the U.S. dollar credit facility, and an average variable interest rate of 4.43% on principal of $135.0 million under the term loan. The Company had not drawn on the Canadian dollar credit facility as of December 31, 2003. The Company is required to pay a monthly commitment fee of 0.50% on the total credit facility of $350.0 million less the amount drawn. The Company entered into a $100 million interest rate swap at an interest rate of 3.08%, commencing January 2003 and ending September 2005. The swap is in effect as long as three month LIBOR is less than 5.0%. Fair market value of the interest rate swap at December 31, 2003 is $2.2 million (March 31, 2003 — $3.2 million). Unrecognized fair valuation gains for the three and nine months ended December 31, 2003 amount to $0.7 million and $1.0 million.

      The Company also has $5.0 million in operating lines of credit and $1.9 million in demand loans. The operating lines of credit bear interest at Canadian prime plus 0%-4% and the demand loans at Canadian prime plus 2%-4%.

5.     Subordinated Notes

      On December 3, 2003, through its US subsidiary Lions Gate Entertainment Inc., the Company sold $60.0 million of 4.875% Convertible Senior Subordinated Notes (“Notes”); in December 2003, the Company received $57.0 million of net proceeds, after paying placement agents’ fees. The Company incurred offering expenses of $0.3 million. Interest on the Notes is due semi-annually on June 15 and December 15 commencing on June 15, 2004 and the Notes mature on December 15, 2010. The Company may redeem all or a portion of the notes at its option on or after December 15, 2006 at 100% of their principal amount, together with accrued and unpaid interest through the date of redemption; provided, however, that the notes will only be redeemable if the closing price of the Company’s common shares equals or exceeds 175% of the conversion price then in effect for at least 20 trading days within a period of 30 consecutive trading days ending on the day before the date of the notice of optional redemption. The Notes are convertible, at the option of the holder, at any time before the close of business on the business day immediately preceding the maturity date of the Notes, unless previously redeemed, into common shares of the Company at a conversion rate of 185.0944 shares per $1000 principal amount of Notes, which is equal to a conversion price of approximately $5.40 per share. The conversion feature is valued at $16.4 million, net of placement agents’ fees and offering expenses of $0.9 million, and is classified as contributed surplus. The difference between the principal amount of $60.0 million and the net carrying amount of $42.7 million is being accreted as a charge to interest expense over the seven-year period from the date of issuance to the maturity date.

      On December 15, 2003, the Company assumed, as part of the purchase, a $5.0 million subordinated promissory note to Vialta, Inc (“Promissory Note”) issued by Artisan which bears interest at 7.5% per annum payable quarterly. The Promissory Note matures on April 1, 2005.

6.     Capital Stock

(a) Common Stock

      On October 3, 2003, the Company filed a shelf registration statement to potentially offer for sale common shares, preferred shares, debt securities, warrants, purchase contracts, units and depository shares. The Company may sell any combination of the foregoing securities in one or more offerings up to an aggregate initial offering price of $250,000,000 during the twenty-five month period that the prospectus remains valid.

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

      In October 2003, the Company sold 28,750,000 common shares at a public offering price of $2.70 per share and received $73.5 million of net proceeds, after deducting underwriting expenses. The Company incurred offering expenses of $0.5 million.

      In June 2003, the Company sold 16,201,056 common shares at a public offering price of $2.05 per share and received $31.2 million of net proceeds, after deducting underwriting expenses. The Company incurred offering expenses of $1.0 million.

(b)	Series A Preferred Shares

      In November 2003, 1,804 Series A Preferred Shares were converted to 2,000,087 common shares.

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

      In February 2004, the Company sent notice informing the preferred shareholders that it intends to convert all remaining Series A Preferred Shares into common shares on February 27, 2004.

(c)	Phantom Options

      On November 13, 2001, the Board of Directors of the Company resolved that 750,000 options, granted to certain officers of the Company to purchase common shares of the Company, be revised to entitle the holders to receive cash only and not common shares. The amount of cash received will be equal to the amount by which the trading price on the exercise notice date exceeds the option price of $5.00 multiplied by the number of options exercised. The twenty-day average trading price prior to the exercise notice date has to be $6.00 or above in order for the officers to exercise their options. These revised options are not considered part of the Employees’ and Directors’ Equity Incentive Plan. The Company will measure compensation cost as the amount by which the market value of the shares exceeds the option price. At December 31, 2003 the market price does not exceed $6.00 and therefore there is no additional compensation cost required.

(d)	Warrants

      On December 15, 2003, the Board of Directors of the Company resolved that the term of the Company’s 5,525,000 warrants issued in December 1999 would be extended by one year. The warrants will expire January 1, 2005 instead of January 1, 2004. The modification of these warrants is treated as an exchange of the original warrant for a new warrant. The fair value of the new warrant is measured at the date the new warrant is issued and the value of the old warrant is its fair value immediately before its terms were modified. The additional incremental fair value of the new warrant is $2.0 million.

7.     Acquisitions

      On October 24, 2003, the Company entered into a definitive merger agreement with Film Holdings Co., the parent company of Artisan, an independent distributor and producer of film and entertainment content. Under the terms of the merger agreement, the Company acquired Film Holdings Co. by means of a merger of a subsidiary of the Company with and into Film Holding Co., pursuant to which Film Holdings Co. became a subsidiary of the Company. On December 15, 2003, the Company completed its acquisition of Film Holdings Co. for a total purchase price of $169.5 million consisting of $160.0 million in cash and direct transaction costs of $9.5 million. In addition, the Company assumed debt of $59.9 million and other obligations of $157.0 million. Direct transaction costs are considered liabilities assumed in the acquisition, and as such, are

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

included in the purchase price. Direct transaction costs include: amounts totaling $3.4 million paid to lawyers, accountants and other consultants; amounts totaling $0.7 million relating to the closure of Artisan’s offices and facilities not required in the Company’s operations after the acquisition; involuntary termination benefits totaling $5.3 million payable to certain Artisan employees terminated under a severance plan and various other amounts totaling $0.1 million. At December 31, 2003 the remaining liabilities under the severance plan and for the closure of offices and facilities are $4.8 million and $0.7 million, respectively.

      The acquisition was accounted for as a purchase, with the results of operations of Artisan consolidated from December 15, 2003 onwards. The preliminary allocation of the purchase price to the assets acquired and liabilities assumed based on their estimated fair values was as follows:

(All amounts in
thousands of
U.S. dollars)

Cash and cash equivalents	$19,946

Accounts receivable	31,625

Investment in films and television programs	228,927

Other tangible assets acquired	3,571

Goodwill	102,345

Bank loans	(54,900)

Subordinated Notes	(5,000)

Other Liabilities assumed	(157,009)

Total:	$169,505

A preliminary estimate of $102.3 million has been allocated to goodwill. Goodwill represents the excess of the purchase price over the fair value of the net identifiable assets acquired. The preliminary allocation of the purchase price is subject to revision as more detailed analysis of investment in films and television programs and intangible assets is completed and additional information on the fair value of assets and liabilities becomes available. Any change in the fair value of the net assets of Artisan will change the amount of the purchase price allocable to goodwill. In addition, goodwill is subject to further change as the Company is evaluating consolidated goodwill for impairment as a result of the acquisition.

      Severance and relocation costs incurred by Lions Gate, associated with the acquisition of Artisan, are not included in the purchase price, and as such, are recorded in the statements of operations. Severance and relocation costs of $5.9 million include property lease abandonment costs of $2.8 million, the write-off of capital assets no longer in use of $2.1 million and severance of $1.0 million. At December 31, 2003 the remaining liabilities under the severance plan and for the property lease abandonment are $1.0 million and $2.8 million, respectively.

      The following unaudited pro forma condensed consolidated statements of operations presented below illustrates the results of operations of the Company as if the following transactions occurred at April 1, 2002:

      (a) sold 28,750,000 common shares at a public offering price of $2.70 per share for which the Company received $73.5 million of net proceeds, after deducting underwriting expenses, and incurred offering expenses of $0.5 million. Refer to note 6(a) for further discussion.

      (b) issued $60.0 million of 4.875% Convertible Senior Subordinated Notes by Lions Gate Entertainment Inc., a wholly owned subsidiary of the Company. The Company received $57 million of net proceeds, after paying placement agents’ fees, and incurred offering expenses of $0.3 million. Refer to note 5 for further discussion.

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

      (c) entered into an Amended and Restated Credit, Security, Guaranty and Pledge Agreement for a $350 million credit facility consisting of a $135 million five-year term loan and a $215 million five-year revolving credit facility. Refer to note 4 for further discussion.

      (d) acquired Artisan as described above.

	Three	Three
	Months	Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,
	2003	2002	2003	2002

	(All amounts in thousands of U.S. dollars,
	except per share amounts)

Revenues	$144,375	$178,983	$445,561	$508,776

Operating Income (Loss)	$(29,119)	$12,827	$(40,203)	$27,583

Net Income (Loss)	$(26,856)	$3,089	$(51,951)	$(3,938)

Net Income (Loss) Available to Common Shareholders	$(27,053)	$2,181	$(53,042)	$(6,661)

Basic and Diluted Income (Loss) Per Common Share	$(0.30)	$0.03	$(0.63)	$(0.09)

Weighted Average Common Shares Outstanding (thousands)	89,307	71,982	84,428	71,982

8.     Income (Loss) Per Common Share

      Basic income (loss) per share is calculated after adjusting net income (loss) for dividends, accretion on Series A preferred shares and accretion on Subordinated Notes and using the weighted average number of common shares outstanding during the three and nine months ended December 31, 2003 of 84,375,000 and 63,646,000 shares, respectively (2002 — 43,207,000 and 43,205,000 shares, respectively). The exercise of common share equivalents including employee stock options, share purchase warrants and Series A preferred shares could potentially dilute income (loss) per share in the future, but were not reflected in fully diluted income per share during the periods presented because to do so would be anti-dilutive.

      The Company has elected to use the intrinsic value method in accounting for stock based compensation. In accordance with CICA 3870, the following disclosures are provided about the costs of stock based compensation awards using the fair value method.

      The weighted average estimated fair value of each stock option granted during the three and nine months ended December 31, 2003 was $1.22 and $0.79 respectively. The total stock compensation expense, based on the fair value, would be $0.2 million and $0.4 million for the three and nine months ended December 31, 2003, respectively. For disclosure purposes the fair value of each stock option granted was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for stock options granted: a dividend yield of 0%, expected volatility of 30%, risk-free interest rate of 3.5% and expected life of five years.

      On December 15, 2003, the Board of Directors of the Company resolved that the term of the Company’s 5,525,000 warrants issued in December 1999 would be extended by one year. The warrants will expire January 1, 2005 instead of January 1, 2004. The modification of these warrants is treated as an exchange of the original warrant for a new warrant. The fair value of the new warrant is measured at the date the new warrant is issued and the value of the old warrant is its fair value immediately before its terms were modified. The additional incremental fair value of the new warrant is $2.0 million.

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

      During the quarter ending September 30, 2003, the Company modified the terms of 3,048,000 options of certain officers of the Company, extending the expiry dates to coincide with their employment contract dates. The vesting period and exercise prices were unchanged. The modification of these options is treated as an exchange of the original award for a new award. The value of the new award is measured at the date the new award is granted and the value of the old award is its fair value immediately before its terms were modified. The additional compensation cost for the incremental value of the new award plus unallocated compensation costs for the old award is attributed over the remaining service period. In the case of the options modified the total additional compensation to be expensed over the service period is $0.8 million. At December 31, 2003, there are no additional service requirements on 2,214,667 options and $0.4 million and $0.6 million incremental value relating to these options would be expensed for the three and nine months ending December 31, 2003, respectively.

	Three Months	Nine Months
	Ended	Ended
	December 31,	December 31,
	2003	2003

	(All amounts in thousands of
	U.S. dollars, except per share
	amounts)

The resulting pro-forma basic loss per common share is calculated as follows:

Numerator:

Net Loss Available to Common Shareholders	$(29,960)	$(44,264)

Less: stock compensation expense calculated using intrinsic value method	—	—

Add: stock compensation expense calculated using fair value method	(645)	(1,008)

Add: incremental fair value of modified warrants	(2,031)	(2,031)

Adjusted Net Loss Available to Common Shareholders	$(32,636)	$(47,303)

Denominator:

Weighted Average Common Shares Outstanding (thousands)	84,375	63,646

Adjusted Basic and Diluted Loss Per Common Share	$(0.39)	$(0.74)

9.     Segment Information

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

      Animation consists of the development, production and worldwide licensing of distribution rights of animated and live action television series, television movies and feature films, from our interest in CinèGroupe.

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

      Segmented information by business is as follows:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	December 31,	December 31	December 31,	December 31,
	2003	2002	2003	2002

	(All amounts in thousands of U.S. dollars)
Segment revenues

Motion Pictures	$54,165	$43,598	$166,583	$163,280

Television	17,129	12,199	51,728	42,161

Animation	4,557	4,862	8,904	24,514

Studio Facilities	1,578	1,208	4,917	3,969

	$77,429	$61,867	$232,132	$233,924

Segment profit (loss)

Motion Pictures	$(14,943)	$2,602	$(22,937)	$17,085

Television	1,309	305	6,026	(1,382)

Animation	(11,111)	672	(13,021)	3,575

Studio Facilities	1,020	720	3,221	2,536

	$(23,725)	$4,299	$(26,711)	$21,814

      Segment profit (loss) is defined as segment revenue less segment direct operating, distribution and marketing, general and administration expenses, severance and relocation costs and write-down of animation assets. The reconciliation of total segment profit (loss) to the Company’s income (loss) before income taxes is as follows:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,
	2003	2002	2003	2002

	(All amounts in thousands of U.S. dollars)

Total segment profit (loss)	$(23,725)	$4,299	$(26,711)	$21,814

Less:

Corporate general and administration expense	(3,473)	(3,256)	(9,018)	(8,252)

Corporate severance and relocation costs	(4,845)	—	(4,845)	—

Depreciation and amortization	(1,280)	(1,087)	(3,391)	(3,260)

Interest	(5,317)	(2,288)	(10,251)	(7,503)

Minority interests	6,986	51	9,042	(580)

Equity interests	30	16	(127)	462

	$(31,624)	$(2,265)	$(45,301)	$2,681

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

10.     Supplementary Cash Flow Statement Information

      Interest paid during the nine months ended December 31, 2003 amounted to $8.2 million (December 31, 2002 — $6.2 million).

      Income taxes paid during the nine months ended December 31, 2003 amounted to $1.7 million (December 31, 2002 — $1.1 million).

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

      We are currently involved in an arbitration proceeding relating to our distribution of a motion picture. The plaintiff alleges that we did not release the film in accordance with the contract and has claimed damages for up to $35 million. Closing arguments were held in October 2003. The arbitrator rendered an award in favor of the claimant for $0.3 million that was paid by the Company in December 2003. The claimant has until March 2005 to make a motion to vacate the award. If the motion to vacate is granted and the matter is retried and we fail to prevail as we did in the first hearing on the key issues, this matter could have a material adverse effect on the results of operations of future periods. We deny these allegations and maintain that we acted within our rights.

12.     Reconciliation to United States GAAP

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

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

      Under U.S. GAAP, the net loss, comprehensive loss and loss per share figures for the three months and nine months ended December 31, 2003 and 2002, and the shareholders’ equity as at December 31, 2003 and March 31, 2003 are as follows:

	Net Income (Loss)

	Three	Three
	Months	Months	Nine Months	Nine Months	Shareholders’ Equity
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,	December 31,	March 31,
	2003	2002	2003	2002	2003	2003

As reported under Canadian GAAP	$(29,763)	$(2,252)	$(43,173)	$1,652	$134,039	$74,717

Discontinued operation(a)	—	(185)	—	(2,760)	(2,131)	(2,131)

Adjustment for capitalized pre-operating costs(b)	93	93	279	279	(1,067)	(1,346)

Interest swap mark-to-market(c)	688	—	951	—	(2,212)	(3,163)

Accounting for stock-based compensation(d)	(395)	—	(581)	—	(581)	—

Provision for investment in subsidiary(j)	(8,020)	—	(8,020)	—	(8,020)	—

Accounting for business combinations(e)	—	—	—	—	(1,145)	(1,145)

Accounting for income taxes(f)	—	—	—	—	1,900	1,900

Reclassification of Series A preferred shares outside shareholders’ equity(g)	—	—	—	—	(5,178)	(28,987)

Net Loss/ Shareholders’ Equity under U.S. GAAP	(37,397)	(2,344)	(50,544)	(829)	115,605	39,845

Adjustment to cumulative translation adjustments account (net of tax of $nil)(h)	(341)	(1,825)	193	(114)	—	—

Other comprehensive income (loss)(h)	—	(9)	—	230	(32)	(32)

Comprehensive Loss Attributable to Common Shareholders’/ Shareholders’ Equity under U.S. GAAP	$(37,738)	$(4,178)	$(50,351)	$(713)	$115,573	$39,813

Basic and Diluted Loss per Common Share under U.S. GAAP(i)	$(0.47)	$(0.07)	$(0.84)	$(0.07)

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

      Reconciliation of movement in Shareholders’ Equity under U.S. GAAP:

	December 31,	March 31,
	2003	2003

	(All amounts in thousands
	of U.S. dollars)

Balance at beginning of the period	$39,813	$46,289

Increase in common stock	109,048	—

Increase in additional paid in capital	17,956	—

Dividends paid on Series A preferred shares	(320)	(1,584)

Accretion on Series A preferred shares(g)	(573)	(1,383)

Net loss under U.S. GAAP	(50,544)	(3,798)

Adjustment to cumulative translation adjustments account(h)	193	62

Other comprehensive income(h)	—	227

Balance at end of the period	$115,573	$39,813

(a)	Accounting for Discontinued Operation

      Under Canadian GAAP, effective April 1, 2002 and continuing until November 8, 2002, the date of the sale of the Company’s investment in Mandalay, the carrying value of the investment is presented as a discontinued operation and the results of Mandalay are reported separately for the current and comparable period. Under U.S. GAAP, the investment in Mandalay was not considered a discontinued operation and would be accounted for using the equity method. Accordingly, in the three months and nine months ended December 31, 2002, Mandalay’s net loss of $0.2 million and $2.8 million respectively would be recorded as a reduction in net income.

(b)	Accounting for Capitalized Pre-Operating Period Costs — One-Hour Series Business

      Under Canadian GAAP, the Company deferred certain pre-operating costs related to the launch of the television one-hour series business amounting to $3.0 million. This amount is being amortized over five years commencing in the year ended March 31, 2000. Under U.S. GAAP, all start-up costs are to be expensed as incurred. The amounts are presented net of income taxes for the three and nine months ended December 31, 2003 of $0.1 million and $0.3 million respectively (December 31, 2002 — $0.1 million and $0.3 million respectively).

(c)	Interest Swap Mark-to-Market

      Under U.S. GAAP, the interest swap does not meet the criteria of an effective hedge and therefore fair valuation gains for the three and nine months ended December 31, 2003 of $0.7 million and $1.0 million respectively (December 31, 2002 — $nil and $nil respectively) are recorded in the statements of operations. Under Canadian GAAP, the interest swap is an effective hedge and no fair valuation adjustment is recorded.

(d) Accounting for Stock-Based Compensation

      Under Canadian GAAP, the Company has elected to use the intrinsic value method in accounting for stock based compensation. During the quarter ended September 30, 2003 the Company modified terms of 3,048,000 options of certain officers of the Company. Such modification did not result in additional compensation expense under Canadian GAAP. Under U.S. GAAP, the modification of these options is treated as an exchange of the original award for a new award. The additional compensation cost for the three

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

and nine months ended December 31, 2003 of $0.4 million and $0.6 million, respectively, is calculated by multiplying the market price on the date of the modification times the number of options vested less the original exercise price times the number of options vested. The additional compensation cost is attributed over the remaining service period. In the case of the options modified there are no additional service requirements and the additional compensation is expensed immediately.

      Under Canadian GAAP, the Company has elected to use the intrinsic value method in accounting for stock based compensation and options granted to a certain employee of the Company with an exercise price determined at a future date did not result in additional compensation expense. Under U.S. GAAP, these options are valued using variable accounting for stock-based compensation. The additional compensation cost is calculated by multiplying the market price on December 31, 2003 times the number of options vested less the market price on the date the options were granted times the number of options vested and is immaterial. The additional compensation cost is expensed in the current reporting period and adjusted each reporting period until such time as the exercise price is determined.

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

(f) Accounting for Income Taxes

      Under Canadian GAAP, commencing in the year ended March 31, 2001, the Company used the asset and liability method to recognize future income taxes which is consistent with the U.S. GAAP method required under SFAS 109 except that Canadian GAAP requires use of the substantively enacted tax rates and legislation, whereas U.S. GAAP only permits use of enacted tax rates and legislation. For the year ended March 31, 2000, the Company used the deferral method for accounting for deferred income taxes, which differs from the requirements of SFAS 109. The use of substantively enacted tax rates under Canadian GAAP to measure future income tax assets and liabilities resulted in an increase in Canadian net future income tax assets (before valuation allowances) by $0.2 million (December 31, 2002 — $0.1 million), with a corresponding increase in valuation allowances by $0.2 million (2002 — $0.1 million).

      SFAS 109 requires deferred tax assets and liabilities be recognized for temporary differences, other than non-deductible goodwill, arising in a business combination. In the year ended March 31, 2000, under U.S. GAAP, goodwill was increased to reflect the additional deferred tax liability resulting from temporary differences arising on the acquisition of Lions Gate Studios in fiscal 1999. Under Canadian GAAP, the Company did not restate income taxes for years prior to March 31, 2001, accordingly, there is a difference in the carrying amount of goodwill arising in the business combination of $1.9 million as at December 31, 2003 (March 31, 2003 — $1.9 million).

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

              (h) Comprehensive Income (Loss)

      Comprehensive income (loss) consists of net income (loss) and other gains and losses affecting shareholders’ equity that, under U.S. GAAP are excluded from the determination of net income or loss. Adjustment to cumulative translation adjustments comprises foreign currency translation gains and losses. Other comprehensive income (loss) comprises unrealized losses on investments available for sale based on the market price of the shares at December 31, 2003 net of income taxes of $nil (December 31, 2002 — $nil).

(i) Loss Per Share

      Basic loss per share under U.S. GAAP is calculated as follows:

	Three	Three
	Months	Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,
	2003	2002	2003	2002

Numerator:

Net Loss	$(37,397)	$(2,344)	$(50,544)	$(829)

Less:

Incremental fair value of modified warrants	(2,031)	—	(2,031)	—

Series A preferred share dividends(g)	(66)	(396)	(320)	(1,188)

Accretion on Series A preferred shares(g)	(71)	(348)	(573)	(1,032)

Net Loss Available to Common Shareholders	$(39,565)	$(3,088)	$(53,468)	$(3,049)

Denominator:

Weighted Average Common Shares Outstanding (thousands)	84,375	43,232	63,646	43,232

Basic and Diluted Loss Per Common Share	$(0.47)	$(0.07)	$(0.84)	$(0.07)

      On December 15, 2003, the Board of Directors of the Company resolved that the term of the Company’s 5,525,000 warrants issued in December 1999 would be extended by one year. The warrants will expire January 1, 2005 instead of January 1, 2004. The modification of these warrants is treated as an exchange of the original warrant for a new warrant. The fair value of the new warrant is measured at the date the new warrant is issued and the value of the old warrant is its fair value immediately before its terms were modified. The additional incremental fair value of the new warrant is $2.0 million.

(j) Consolidated Financial Statements

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

      Accounting for CinéGroupe using the equity method under U.S. GAAP would reduce the unaudited condensed consolidated statements of operations items to the following amounts:

	Three	Three
	Months	Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,
	2003	2002	2003	2002

Revenues	$72,872	$57,005	$223,228	$209,410

Direct operating expenses	42,535	25,519	113,131	99,766

Distribution and marketing expenses	36,913	23,142	109,133	77,265

General and administration expenses	8,422	7,973	22,583	22,392

      The Company evaluated its investment in CinéGroupe as CinéGroupe is unable to meet its financial obligations in the ordinary course of business and as a result is restructuring its operations. Under U.S. GAAP, the Company recorded a provision of $8.0 million against its equity investment in CinéGroupe and against debentures and other receivables due from CinéGroupe during the quarter ended December 31, 2003.

      The impact of using the equity method under U.S. GAAP on the unaudited condensed consolidated balance sheet at December 31, 2003 would be a reduction in total assets to $727.3 million (March 31, 2003 — $340.6 million) and a reduction in debt (including bank loans, production loans and long-term debt) to $350.2 million (March 31, 2003 — $182.0 million.).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

      The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes.

Overview

      We are an independent producer and distributor of film and television entertainment content. We release approximately 15 motion pictures theatrically per year in the domestic market. Our theatrical releases include films we produce in-house and films we acquire from third parties. We also have produced over 150 hours of television programming on average each of the last four years. Our disciplined approach to production, acquisition and distribution is designed to maximize our profit by balancing our financial risks against the probability of commercial success of each project. With our acquisition of Artisan Entertainment Inc. (“Artisan”) during the quarter (see discussion below) we now have a library of over 8,000 motion picture and television program titles. The majority of these titles are available for distribution directly to retailers and video rental stores. Some of these titles are also available for distribution to pay and free television channels and indirectly to international markets through third parties. We also own and operate a film and television production studio and own a majority interest in CinemaNow, an internet video-on-demand provider.

      Our revenues are derived from the following business units:

•	Motion Pictures, which includes theatrical, home entertainment, television and international distribution. Theatrical revenues are derived from the domestic theatrical release of motion pictures in North America. Home entertainment revenues are derived from the sale of video and DVD releases of our own productions and acquired films, including theatrical releases and direct-to-video releases. Television revenues are primarily derived from the licensing of our motion picture product to the domestic cable, free and pay television markets. International revenues are derived from the licensing of our productions and acquired films to international markets on a territory-by-territory basis.

•	Television, which includes the licensing to domestic and international markets of one-hour drama series, television movies and non-fiction programming.

•	Animation, which includes an interest in CinéGroupe Corporation, a producer and distributor of animated feature films and television programming.

•	Studio Facilities, which includes Lions Gate Studios and the leased facility Eagle Creek Studios, which derive revenue from rental of sound stages, production offices, construction mills, storage facilities and lighting equipment to film and television producers.

      Our primary operating expenses include the following:

•	Direct Operating Expenses, which include amortization of production or acquisition costs, bad debt expense and participation and residual expenses.

•	Distribution and Marketing Expenses, which primarily include the costs of theatrical “prints and advertising” and of video and DVD duplication and marketing.

•	General and Administration Expenses, which primarily include salaries and other overhead.

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

Recent Developments

      Sale of Common Shares. In October 2003, the Company sold 28,750,000 common shares at a public offering price of $2.70 per share and received $73.5 million of net proceeds, after deducting underwriting expenses. The Company incurred offering expenses of $0.5 million.

      Issuance of Convertible Senior Subordinated Notes. In December 2003, Lions Gate Entertainment Inc., a wholly owned subsidiary of the Company sold $60.0 million of 4.875% Convertible Senior Subordinated Notes (“Subordinated Notes”) with a maturity date of December 15, 2010. In December 2003, the Company received $57 million of net proceeds, after paying placement agents’ fees. The Company incurred offering expenses of $0.3 million. The Subordinated Notes are convertible, at the option of the holder, at any time prior to maturity into common shares of Lions Gate Entertainment Corp. The conversion feature is valued at $16.4 million, net of placement agents’ fees and offering costs, and is classified as contributed surplus.

      Credit Facility. On December 15, 2003, the Company and JP Morgan Chase Bank Inc. (“JP Morgan”) entered into an Amended and Restated Credit, Security, Guaranty and Pledge Agreement for a $350 million credit facility consisting of a $135 million five-year term loan and a $215 million five-year revolving credit facility. The credit facility was used to finance our acquisition of Artisan, as referred to below, refinance indebtedness of the Company and for general business purposes.

      Merger. On December 15, 2003, the Company acquired Film Holdings Co., the parent company of Artisan, by means of a merger of a subsidiary of the Company with and into Film Holding Co., pursuant to which Film Holdings Co. is the surviving corporation and a subsidiary of the Company. The purchase price of $169.5 million consists of $160 million in cash and direct transaction costs of $9.5 million. The purchase price was allocated $67.2 million to net assets acquired and $102.3 million to goodwill based on a preliminary estimation of the fair value of assets acquired and liabilities assumed. The consolidated financial statements and the management’s discussion and analysis of financial conditions and results included in the 10-Q include the results of Artisan from December 16 onwards. Due to the merger, the Company’s results of operations for the three and nine months ended December 31, 2003 are not directly comparable to its results in other reporting periods.

      CinéGroupe. We have a 29.4% ownership interest and majority voting power in CinéGroupe Corporation (together with its subsidiaries, “CinéGroupe”), a Canadian animation company. CinéGroupe was unable to meet its financial obligations in the ordinary course of business and, as a result, has sought protection from its creditors. Pursuant to a petition filed by CinéGroupe, the Superior Court of the District of Montreal issued on December 22, 2003, an Initial Order pursuant to the Companies’ Creditors Arrangement Act. Pursuant to this order, all proceedings by CinéGroupe’s creditors are suspended. This order was subsequently renewed and extended by virtue of a second order issued on January 21, 2004, pursuant to which CinéGroupe was granted until March 21, 2004, to file a plan of arrangement with its creditors or to ask the Court for another extension to do so. If a plan of arrangement is filed, CinéGroupe’s creditors will be called upon to vote upon the plan at a meeting convened for this purpose. If the plan is approved during this meeting by a majority in number representing two-thirds in the value of the creditors, or class of creditors, the plan will then be presented to the court for approval. If the plan is approved and thereafter implemented, CinéGroupe’s liabilities and obligations will be compromised in accordance with the plan, thereby allowing for CinéGroupe’s successful restructuring. If no plan is filed, approved or implemented, CinéGroupe will then likely be declared bankrupt and/or be liquidated. Given that there can be no assurance that the plan will be accepted, CinéGroupe recorded a $9.9 million write-down in assets, primarily in investment in films and television programs and property and equipment. We have disclosed this as write-down in animation assets in the statements of operations in the Company’s accompanying financial statements.

Critical Accounting Policies

      The application of the following accounting policies, which are important to our financial position and results of operations, requires significant judgments and estimates on the part of management. For a summary of all of our significant accounting policies, including the accounting policies discussed below, see note 2 to the

March 31, 2003 audited consolidated financial statements in our Annual Report on Form 10-K for the year then ended.

      Generally Accepted Accounting Principles. Our consolidated financial statements have been prepared in accordance with Canadian GAAP, which conforms, in all material respects, with U.S. GAAP, except as described in note 12 to the unaudited condensed consolidated financial statements. The U.S. dollar and the Canadian dollar are the functional currencies of our U.S. and Canadian-based businesses, respectively. Commencing with the period beginning April 1, 2002, our consolidated financial statements are presented in U.S. dollars as a substantial component of our operations are domiciled in the U.S. and the primary market for trading volume of our common shares is on the American Stock Exchange. Prior to April 1, 2002, our consolidated financial statements were presented in Canadian dollars. In accordance with generally accepted accounting principles in both Canada and the U.S., the financial statements of Canadian-based subsidiaries are translated for consolidation purposes using current exchange rates, with translation adjustments accumulated in a separate component of shareholders’ equity. The functional currencies of each of the Company’s operations in the United States and Canada are unchanged.

      Accounting for Films and Television Programs. In June 2000, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 00-2 “Accounting by Producers or Distributors of Films” (“SoP 00-2”). SoP 00-2 established accounting standards for producers or distributors of films, including revenue recognition, capitalization and amortization of costs of acquiring films and television programs and accounting for exploitation costs, including advertising and marketing expenses.

      We elected early adoption of SoP 00-2 and retroactively adopted SoP 00-2 effective as of April 1, 2000. We also elected to adopt SoP 00-2 for Canadian GAAP purposes. The prior years’ financial statements were not restated, as the effect of the policy on the prior periods was deemed not reasonably determinable. Accordingly, opening accumulated deficit for the year ended March 31, 2001 was increased to reflect the cumulative effect of the accounting change in the amount of $40.7 million (net of income taxes of $1.5 million). The principal changes as a result of applying SoP 00-2 are as follows:

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

Results of Operations

Three Months Ended December 31, 2003 Compared to Three Months Ended December 31, 2002

      Consolidated revenues for the three months ended December 31, 2003 of $77.4 million increased $15.5 million, or 25.0%, compared to $61.9 million in the comparable period.

      Motion pictures revenue of $54.2 million this quarter increased $10.6 million, or 24.3%, compared to $43.6 million in the prior year’s quarter. Theatrical revenue of $2.9 million decreased $0.3 million, or 9.4%, compared to $3.2 million in the prior year’s quarter. Significant theatrical releases in the current quarter are Shattered Glass, Girl With A Pearl Earring, Wonderland and The Cooler with revenue of approximately $2.0 million. The most significant theatrical releases in the prior year’s quarter were Rules of Attraction and Secretary with revenue of $2.7 million. Video revenue of $38.4 million increased $12.3 million, or 47.1%, this quarter compared to $26.1 million in the prior year’s quarter. Significant video releases in the current quarter included The Diary of Ellen Rimbauer, The Anna Nicole Show, Leprechaun Back 2 Tha Hood, Saturday Night Live: The Best of Chris Farley and Beyond Reanimator with revenue of $4.2 million. Video releases in previous quarters that continued to contribute significant revenues in the current quarter or were re-promoted in the current quarter include Saturday Night Live: The Best of Will Ferrell, Will & Grace, House of 1000 Corpses, Saved By The Bell, Barbie of Swan Lake, Dirty Dancing, Reservoir Dogs and Confidence with revenue of $10.5 million. Significant video releases in the prior year’s quarter included Liberty Stands Still, Lovely and Amazing, Double Whammy and Wise Girls with revenue of $5.3 million. International revenue of

$9.4 million increased $0.1 million, or 1.1%, compared to $9.3 million in the prior year’s quarter. The most significant international revenues earned in the current quarter were for Wonderland, Confidence, Shattered Glass and Cat’s Meow with revenue of $6.2 million. The most significant international revenue in the prior year’s quarter was for Cube 2, Rules of Attraction and Liberty Stands Still with revenue of $5.6 million. Television revenue from motion pictures of $3.0 million decreased $4.4 million, or 59.5%, this quarter compared to $7.4 million in the prior year’s quarter. The prior year’s quarter included license fee revenue for Monster’s Ball.

      Television production revenue of $17.1 million this quarter increased by $4.9 million, or 40.2%, from $12.2 million in the prior year’s quarter, due primarily to an increase in the number of hours of one-hour drama series delivered during the current quarter. In the current quarter, 8.0 hours of one-hour drama series were delivered domestically contributing revenue of $7.7 million, international and other revenue on one-hour drama series contributed revenue of $3.6 million, television movies contributed revenue of $1.1 million, video releases of television product contributed $0.1 million and 30.5 hours of non-fiction programming were delivered contributing revenue of $4.3 million. In the prior year’s quarter, 2 hours of one-hour drama series were delivered domestically contributing revenue of $2.2 million, international and other revenue on one-hour drama series contributed revenue of $1.4 million, television movies contributed revenue of $1.6 million, video releases of television product contributed $2.2 million and 22.5 hours of non-fiction programming were delivered contributing revenue of $4.5 million. Domestic deliveries of one-hour drama series in the current quarter included 1 800 Missing and in the prior year’s quarter included Dead Zone.

      In animation, CinéGroupe’s revenue of $4.6 million this quarter decreased $0.3 million, or 6.1%, compared to $4.9 million in the prior year’s quarter. The current quarter included 19.0 half-hours of television programming deliveries and the prior year’s quarter included 20.0 half-hours of television programming deliveries.

      Studio facilities revenue of $1.6 million in the current quarter increased $0.4 million, or 33.3%, compared to $1.2 million in the prior year’s quarter due primarily to an increase in rental rates and occupancy rates.

      Direct operating expenses include amortization, bad debt expense, participation and residual expenses. Direct operating expenses of $47.3 million this quarter were 61.1% of revenue, compared to direct operating expenses of $28.7 million, which were 46.4% of revenue in the prior year’s quarter. Direct operating expenses as a percent of revenue increased primarily due to lower margin motion picture titles in the current quarter, the inclusion of Artisan’s direct operating expenses and an increase in bad debt expense primarily in animation as certain receivables are determined not to be collectible.

      In the current quarter, we increased the provision for doubtful accounts by $8.6 million to $15.1 million at December 31, 2003 compared to $6.5 million at September 30, 2003. The increase in the provision is primarily due to the addition of Artisan’s provision at December 31, 2003.

      Distribution and marketing expenses of $36.9 million this quarter increased by $13.7 million, or 59.1%, compared to $23.2 million in the prior year’s quarter. Theatrical P&A this quarter was $8.0 million, compared to $12.9 million in the prior year’s quarter. Theatrical P&A in the current quarter included significant expenditures on Shattered Glass, The Cooler, Wonderland, Girl With A Pearl Earring and Godsend. Video distribution and marketing costs on motion picture and television product this quarter was $26.5 million, compared to $8.4 million in the prior year’s quarter. Video distribution and marketing costs in the current quarter included significant expenditures on The Diary of Ellen Rimbauer, Cabin Fever, Dirty Dancing, The Anna Nicole Show, Will & Grace, Saved By The Bell, Confidence, House of the Dead and Hot Wheels: World Race and in the prior year’s quarter included Liberty Stands Still, Lovely and Amazing and Dead Zone.

      General and administration expenses of $9.4 million this quarter compare to $8.9 million of expenses in the prior year’s quarter. In the current quarter production overhead of $0.7 million is capitalized to investment in films and television programs. Due to increased internal production spending on films and television programs, the Company began to capitalize production overhead from the beginning of fiscal 2004. Without capitalized production overhead, general and administrative expenses increased $1.2 million quarter-over-quarter, primarily due to the inclusion of Artisan expenses of $0.6 million from the date of acquisition, an increase in professional fees primarily associated with amending our JP Morgan credit facility and an increase in salaries and benefits.

      Severance and relocation costs of $5.9 million represent costs incurred by Lions Gate, associated with the acquisition of Artisan, which include property lease abandonment costs of $2.8 million, the write-off of capital assets no longer in use of $2.1 million and severance of $1.0 million.

      Write-down of animation assets of $9.9 million are costs associated with the restructuring of CinéGroupe’s operations, which include write-down of projects in development, work in progress and completed projects in investment in films and television programs of $9.4 million, write-down of capital assets of $0.4 million and write-down of other investments of $0.1 million.

      Depreciation and amortization of $1.3 million this quarter increased by $0.2 million, or 18.2%, compared to $1.1 million in the prior year’s quarter. The increase is due to Artisan’s amortization expense of $0.2 million included from the date of acquisition.

      Interest expense is $5.3 million this quarter compared to $2.3 million of interest expense in the prior year’s quarter. In the current quarter $0.3 million interest is capitalized to production costs, compared to $0.1 million in the prior year’s quarter, resulting from an increase in production financed by the credit facility in this quarter. Without capitalized interest, interest expense increased $3.2 million, or 125.0%, over the prior year’s quarter. The increase in interest expense is primarily due to the write-off of deferred financing costs of $2.4 million associated with the previous credit facility which was repaid during the current quarter; interest, amortization of deferred financing costs and accretion on Subordinated Notes issued during the current quarter of $0.5 million; and an increase in interest expense on the credit facility due to an increase in the credit facility balance and in the effective interest rate quarter-over-quarter.

      Net loss for the three months ended December 31, 2003 was $29.8 million or loss per share of $0.36 on 84.4 million weighted average common shares outstanding (after giving effect to the Series A preferred share dividends and accretion on the Series A preferred shares). This compares to net loss for the three months ended December 31, 2002 of $2.3 million or loss per share of $0.07 on 43.2 million weighted average common shares outstanding (after giving effect to the Series A preferred share dividends and accretion on the Series A preferred shares).

      Under U.S. GAAP, the net loss for the three months ended December 31, 2003 was $37.4 million. The loss under U.S. GAAP is more than under Canadian GAAP, due primarily to a provision for investment in a subsidiary. Under U.S. GAAP, the Company does not consolidate CinéGroupe and has recorded a provision of $8.0 million against the Company’s investment, debentures and other receivables due from CinéGroupe as CinéGroupe is unable to meet its financial obligations in the ordinary course of business and is restructuring its operations (see further discussion in the overview section). Refer to note 12 of our accompanying financial statements.

Nine months Ended December 31, 2003 Compared to Nine months Ended December 31, 2002

      Consolidated revenues for the nine months ended December 31, 2003 of $232.1 million decreased $1.8 million, or 0.8%, compared to $233.9 million in the comparable period.

      Motion pictures revenue of $166.6 million this period increased $3.3 million, or 2.0%, compared to $163.3 million in the prior period. Theatrical revenue of $20.2 million increased $7.2 million, or 55.4%, compared to $13.0 million in the prior period. Significant theatrical releases in the current period included Cabin Fever, House of 1000 Corpses and Confidence with revenue of approximately $17.4 million. The most significant theatrical releases in the prior period were Rules of Attraction and Frailty with revenue of approximately $5.6 million. Video revenue of $111.7 million increased $1.9 million, or 1.7% this period, compared to $109.8 million in the prior period. Significant video releases in the current period included Confidence, House of 1000 Corpses, Will & Grace and Secretary with revenue of $33.0 million. Significant video releases in the prior period included Frailty, Monster’s Ball, State Property and Rose Red with revenue of $56.8 million. International revenue of $24.2 million increased $2.6 million, or 12.0%, compared to $21.6 million in the prior period. The most significant international revenues in the current period were for

Confidence, Cabin Fever and Wonderland with revenue of $11.9 million. The most significant international revenue in the prior period was for Monster’s Ball, Frailty, Rules of Attraction and Cube 2 with revenue of $10.9 million. Television revenue from motion pictures of $7.3 million decreased $8.5 million, or 53.8%, this period compared to $15.8 million in the prior period. The prior period included the pay television license fee for Monster’s Ball.

      Television production revenue of $51.7 million this period increased by $9.5 million, or 22.5%, from $42.2 million in the prior period, due primarily to an increase in television movie and video revenue, partially offset by a decrease in one-hour series and non-fiction programming revenue. In the current period, 24.0 hours of one-hour drama series were delivered domestically contributing revenue of $24.1 million, international and other revenue on one-hour drama series contributed revenue of $9.2 million, television movies contributed revenue of $7.6 million, video releases of television product contributed $2.3 million and 62.0 hours of non-fiction programming were delivered contributing revenue of $7.5 million. In the prior period, 26.0 hours of one-hour drama series were delivered domestically contributing revenue of $14.6 million, international and other revenue on one-hour drama series contributed revenue of $14.5 million, television movies contributed revenue of $2.7 million and 51.0 hours of non-fiction programming were delivered contributing revenue of $9.6 million. Domestic deliveries of one-hour drama series in the current period included 1-800 Missing and Dead Zone and in the prior period included Dead Zone, Tracker and No Boundaries.

      In animation, CinéGroupe’s revenue of $8.9 million this period decreased $15.6 million, or 63.7%, compared to $24.5 million in the prior period. The current period included 32.0 half-hours of television programming deliveries and the prior period included 72.0 half-hours of television programming deliveries.

      Studio facilities revenue of $4.9 million in the current period increased $0.9 million, or 22.5%, compared to $4.0 million in the prior period due primarily to an increase in rental rates and occupancy rates.

      Direct operating expenses include amortization, bad debt expense, participation and residual expenses. Direct operating expenses of $122.5 million this period were 52.8% of revenue, compared to direct operating expenses of $118.5 million, which were 50.7% of revenue in the prior period. Direct operating expenses as a percent of revenue increased as the prior period included high margin motion picture releases, such as Monster’s Ball, and the current period included increased bad debt expenses primarily in animation as certain receivables were determined not to be collectible. This was offset by a decrease in television direct operating expenses as a percentage of revenue as the current period included higher margin television series and television movie releases, the release of television titles on video and additionally the prior period included write-downs on Tracker.

      In the current period, we increased the provision for doubtful accounts by $7.4 million to $15.1 million at December 31, 2003 compared to $7.7 million at March 31, 2003. The increase in the provision is primarily due to the addition of Artisan’s provision at December 31, 2003.

      Distribution and marketing expenses of $109.2 million this period increased by $31.6 million, or 40.7%, compared to $77.6 million in the prior period. Theatrical P&A this period was $46.3 million, compared to $32.7 million in the prior period. Theatrical P&A in the current period included significant expenditures on titles such as Cabin Fever, Confidence and House of 1000 Corpses and in the prior period on Rules of Attraction and Frailty. Video distribution and marketing costs on motion picture and television product this period were $56.8 million, compared to $39.9 million in the prior period. Marketing and duplication costs in the current period included significant expenditure on titles such as Confidence, House of 1000 Corpses, Will & Grace and Secretary and in the prior period on Frailty and Monster’s Ball.

      General and administration expenses of $25.2 million this period compare to expenses of $24.2 million in the prior period. In the current period, $2.1 million of production overhead was capitalized to investment in films and television programs. Due to increased internal production spending on films and television programs, the Company began to capitalize production overhead from the beginning of fiscal 2004. Without capitalized production overhead, general and administrative expenses increased $3.1 million period-over-period, primarily due to the inclusion of Artisan expenses of $0.6 million from the date of acquisition, an increase in professional fees primarily associated with the amended JP Morgan credit facility and an increase in salaries and benefits.

      Severance and relocation costs of $5.9 million represent costs incurred by Lions Gate, associated with the acquisition of Artisan, which include property lease abandonment costs of $2.8 million, the write-off of capital assets no longer in use of $2.1 million and severance of $1.0 million.

      Write-down of animation assets of $9.9 million are costs associated with the restructuring of CinéGroupe’s operations, which include write-down of projects in development, work in progress and completed projects in investment in films and television programs of $9.4 million, write-down of capital assets of $0.4 million and write-down of other investments of $0.1 million.

      Depreciation and amortization of $3.4 million this period increased by $0.1 million, or 3.0%, compared to $3.3 million in the prior period. The increase is due to Artisan’s amortization expense of $0.2 million included from the date of acquisition.

      Interest expense is $10.3 million this period compared to $7.5 million of interest expense in the prior period. The current period includes $1.0 million interest capitalized to production costs, compared to $0.1 million in the prior period resulting from an increase in production financed by the revolving credit facility in this period. Without capitalized interest, interest expense increased $3.7 million, or 46.7%, over the prior period. The increase in interest expense is primarily due to the write off of deferred financing costs of $2.4 million associated with the previous credit facility which was repaid during the current period; interest, amortization of deferred financing costs and accretion on Subordinated Notes issued during the current quarter of $0.3 million; and an increase in interest expense on the credit facility due to an increase in the credit facility balance and in the effective interest rate period-over-period.

      Other equity interests for the period include $0.2 million equity interest in the loss of CinemaNow, which represents 55% of the losses of CinemaNow. During the quarter ending March 31, 2003, the Company purchased $0.4 million of Series C Convertible Preferred Shares of CinemaNow as part of a CinemaNow round of financing. The round of financing and conversion of a debenture decreased the Company’s voting and economic interests from 63% to 55%. As a result of the new investment in CinemaNow, the Company recorded equity interest in the loss of CinemaNow from the date of the new investment. Other equity interests for the period also includes $0.1 equity interest in Christal Films Distribution Inc. (“Christal”), which consists of 75% of the net income of Christal compared to $0.5 million equity interests in Christal for the prior period.

      Net loss for the nine months ended December 31, 2003 was $43.2 million or loss per share of $0.70 on 63.6 million weighted average common shares outstanding (after giving effect to the Series A preferred share dividends and accretion on the Series A preferred shares). This compares to net income for the nine months ended December 31, 2002 of $1.7 million or loss per share of $0.02 on 43.2 million weighted average common shares outstanding (after giving effect to the Series A preferred share dividends and accretion on the Series A preferred shares).

      Under U.S. GAAP, the net loss for the nine months ended December 31, 2003 was $50.5 million. The loss under U.S. GAAP is more than under Canadian GAAP, due primarily to a provision for investment in a subsidiary. Under U.S. GAAP, the Company does not consolidate CinéGroupe and has recorded a provision of $8.0 million against the Company’s investment and debenture and other receivables due from CinéGroupe as CinéGroupe is unable to meet its financial obligations in the ordinary course of business and is restructuring its operations (see further discussion in the overview section). Refer to note 12 of our accompanying financial statements.

EBITDA

      EBITDA, defined as earnings before interest, income taxes, depreciation and amortization and minority interests of negative $32.0 million for the three months ended December 31, 2003 decreased $33.1 million compared to EBITDA of $1.1 million for the three months ended December 31, 2002. EBITDA of negative $40.7 million for the nine months ended December 31, 2003 decreased $54.7 million compared to EBITDA of $14.0 million for the nine months ended December 31, 2002.

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

      The following table reconciles EBITDA to net income (loss):

	Three Months	Three Months	Nine months	Nine months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,
	2003	2002	2003	2002

	(Amounts in thousands of U.S. dollars)

EBITDA, as defined	$(32,013)	$1,059	$(40,701)	$14,024

Depreciation and amortization	(1,280)	(1,087)	(3,391)	(3,260)

Interest	(5,317)	(2,288)	(10,251)	(7,503)

Minority interests	6,986	51	9,042	(580)

Income taxes	1,861	13	2,128	(1,029)

Net income (loss)	$(29,763)	$(2,252)	$(43,173)	$1,652

Liquidity and Capital Resources

      Our liquidity and capital resources are provided principally through cash generated from operations and sale of common shares and debt instruments, a $350 million credit facility with JP Morgan and production loans and other long-term debt.

      Bank loans. On December 15, 2003, the Company and JP Morgan entered into an Amended and Restated Credit, Security, Guaranty and Pledge Agreement for a $350 million five-year secured credit facility consisting of a $200 million U.S. dollar-denominated revolving credit facility, a $15 million Canadian dollar-denominated revolving credit facility and a $135 million U.S. dollar-denominated term loan. The credit facility was used to finance our acquisition of Artisan, refinance indebtedness of the Company and for general business purposes. The credit facility expires December 31, 2008 and bears interest in the case of revolving credit facility loans at 2.75% over the Adjusted LIBOR or the Canadian Bankers Acceptance rate, or 1.75% over the U.S. or Canadian prime rates and in the case of term loan at 3.25% over the Adjusted LIBOR, or 2.25% over the U.S. prime rates. The principal amount of the term loan is payable in four annual installments of $20 million and a fifth installment of $55 million payable on the last business day of December commencing in December 2004. Once repaid, amounts constituting the term loan commitment may not be reborrowed. The availability of funds under the credit facility is limited by the borrowing base, which is calculated on a monthly basis. The borrowing base assets at December 31, 2003 totaled $381.2 million and we had drawn $264.0 million of our $350 million credit facility. At December 31, 2003, the credit facility has an average variable interest rate of 4.15% on principal of $129.0 million under the U.S. dollar credit facility, and an average variable interest rate of 4.43% on principal of $135.0 million under the term loan. The Company has not drawn on the Canadian dollar credit facility as of December 31, 2003. The Company is required to pay a monthly commitment fee of 0.50% on the total revolving credit facilities of $350.0 million less the amount drawn. The Company entered into a $100 million interest rate swap at an interest rate of 3.08%, commencing January 2003 and ending September 2005. The swap is in effect as long as three month LIBOR is less than 5.0%. Fair market value of the interest rate swap at December 31, 2003 is $2.2 million. Unrecognized fair valuation gains for the three and nine months ended December 31, 2003 amount to $0.7 million and $1.0 million. Our credit facility contains various covenants, including limitations on indebtedness, dividends, capital expenditures and overhead costs, and maintenance of certain financial ratios. There can be no assurances that we will remain in compliance with such covenants or other conditions under our credit facility in the future.

      Filmed Entertainment Backlog. Backlog represents the amount of future revenue not yet recorded from executed contracts for the licensing of motion pictures and television product for television exhibition and in international markets. Backlog at December 31, 2003 was $108.7 million. Artisan contributed $47.0 million of backlog at December 31, 2003.

      Cash flows provided by (used in) operating activities. Cash flows used in operating activities in the nine months ended December 31, 2003 were $34.1 million compared to cash flows provided by operating activities of $3.7 million in the nine months ended December 31, 2002. The decrease in cash flow from operating activities is primarily a result of the decline in operating results, an increase in accounts receivable and a decrease in accounts payable, partially offset by a decrease in other assets. These balances exclude Artisan’s balances as of the date of acquisition.

      Cash flows provided by (used in) financing activities. Cash flows provided by financing activities in the nine months ended December 31, 2003 were $188.8 million compared to cash flows used in financing activities of $7.6 million in the nine months ended December 31, 2002 due primarily to proceeds from the issuance of common shares and subordinated notes and an increase in funds from the JP Morgan credit facility, offset by payment for the repurchase of Series A preferred shares, payment of financing fees and repayment of production loans and long-term debt.

      Cash flows provided by (used in) investing activities. Cash flows used in investing activities in the nine months ended December 31, 2003 were $150.1 million, compared to cash flows provided by investing activities of $4.7 million in the nine months ended December 31, 2002. Cash flows used in investing activities in the nine months ended December 31, 2003 were primarily for the acquisition of Artisan consisting of $169.5 million purchase price less cash acquired of $19.9 million. Cash flows provided by investing activities in the nine months ended December 31, 2002 were from cash received from a discontinued operation, offset by the purchase of capital assets.

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

      Principal debt repayments due during the following twelve months ending December 31, 2004 of $46.9 million consist primarily of $20 million of term loans on the JP Morgan credit facility due December 2004, $13.1 million of production loans and $5.1 million of German tax shelter financings. Production loans are secured by accounts receivable, which we expect to collect and use for repayment of these loans. Other repayments due are expected to be paid through cash generated from operations or from the available borrowing capacity from our $350 million credit facility with JP Morgan.

      Our Convertible Senior Subordinated Notes with principal of $60 million are entitled to interest at 4.875%, payable semi-annually on June 15 and December 15, beginning on June 15, 2004. Interest payable for the following twelve months ending December 31, 2004 is $2.9 million.

      Our 5.25% Convertible Redeemable Series A Preferred Shares are entitled to cumulative dividends, as and when declared by the Board of Directors, payable semi-annually on the last day of March and September of each year. Dividends payable on Series A preferred shares for the following twelve months ending December 31, 2004 is estimated to be $0.1 million after taking into account the effect of the repurchase of Series A preferred shares in June 2003 and the conversion of Series A preferred shares in November 2003 and the Company’s intention to convert all remaining Series A preferred shares on February 27, 2004. We have the option of paying such dividends either in cash or additional Series A preferred shares. We do not pay and do not intend to pay, and are restricted from paying by our credit facility, dividends on common shares. We believe it to be in the best interest of shareholders to invest all available cash in the expansion of our business.

      Commitments. The table below presents future commitments under contractual obligations and commercial commitments at December 31, 2003 by expected maturity date.

	Expected Maturity Date Year Ended March 31,

	2004	2005	2006	2007	2008	Thereafter

	(Amounts in thousands of U.S. dollars)

Operating leases	$1,011	$3,787	$3,288	$2,749	$2,473	$1,329

Employment contracts	8,465	12,750	6,104	2,288	58	—

Unconditional purchase obligations	31,239	45,725	—	—	—	—

Distribution and marketing commitments	25,004	18,973	—	—	—	—

	$65,719	$81,235	$9,392	$5,037	$2,531	$1,329

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Currency and Interest Rate Risk Management

      Market risks relating to our operations result primarily from changes in interest rates and changes in foreign currency exchange rates. Our exposure to interest rate risk results from the financial debt instruments that arise from transactions entered into during the normal course of business. As part of our overall risk management program, we evaluate and manage our exposure to changes in interest rates and currency exchange risks on an ongoing basis. We may use hedges and derivative financial instruments in the future, within guidelines approved or to be approved by the Board of Directors for counterpart exposure, limits and hedging practices, in order to manage our interest rate and currency exposure. We have no intention of entering into financial derivative contracts, other than to hedge a specific financial risk.

      Currency Rate Risk. We incur certain operating and production costs in foreign currencies and are subject to market risks resulting from fluctuations in foreign currency exchange rates. Our principal currency exposure is between Canadian and U.S. dollars, although this exposure has been mitigated through the structuring of the revolving credit facility as a $15 million Canadian dollar-denominated credit facility and a $200 million U.S. dollar-denominated credit facility. Each facility is borrowed and repaid in the respective country of origin, in local currency. We also enter into foreign exchange contracts to hedge future production expenses denominated in Canadian dollars. Gains and losses on the foreign exchange contracts are capitalized and recorded as production costs when the gains and losses are realized. During the nine months ended December 31, 2003, we completed foreign exchange contracts denominated in Canadian dollars. The net gains resulting from the completed contracts for the three and nine months ended December 31, 2003 amounted to $0.1 million and $1.0 million, respectively. As at December 31, 2003, we had contracts to sell US$18.1 million in exchange for Canadian $24.3 million over a period of 22 weeks at a weighted average exchange rate of 1.34. Net unrecognized gains at December 31, 2003 amounted to $0.7 million. These contracts are entered into with a major financial institution as counterpart. The Company is exposed to credit loss in the event of nonperformance by the counterpart, which is limited to the cost of replacing the contracts, at current market rates. These forward exchange contracts do not subject us to risk from exchange rate movements because gains and losses on the contracts offset losses and gains on the transactions being hedged. No collateral or other security was pledged as security to support these financial instruments. We currently intend to continue to enter into such contracts to hedge against future material foreign currency exchange rate risks.

      Interest Rate Risk. We are exposed to cash flow risk due to changes in market interest rates related to our outstanding debt. For example, our credit facilities, production loans and some of our long-term debt bears interest on borrowings outstanding at various time intervals and at market rates based on either the Canadian prime rate or the U.S. prime rate, plus a margin ranging from -0.08% to 4.0%. Our principal risk with respect to our debt is interest rate risk, to the extent not mitigated by the interest rate swap. We entered into a $100.0 million interest rate swap at an interest rate of 3.08%, commencing January 2003 and ending September 2005. The swap is in effect as long as three month LIBOR is less than 5.0%. Fair market value of the interest rate swap at December 31, 2003 is $2.2 million. Unrecognized fair valuation gains for the three months and nine months ended December 31, 2003 amount to $0.7 million and $1.0 million, respectively.

      The table below presents principal debt repayments and related weighted average interest rates for our credit facilities and other debt obligations at December 31, 2003 by expected maturity date.

	Expected Maturity Date Year Ended March 31,

	2004	2005	2006	2007	2008	Thereafter

	(Amounts in thousands of U.S. dollars)

Bank Loans:

Variable(1)	$—	$20,000	$20,000	$20,000	$20,000	$184,017

Variable(2)	4,242	808	—	—	—	—

Other Debt:

Fixed(3)	—	—	1,728	—	1,189	16,588

Fixed(4)	5,085	—	5,513	8,212	—	—

Fixed(5)	804	716	—	—	—	—

Variable(6)	14,812	471	259	95	95	95

Fixed(7)	—	—	—	—	—	60,000

Fixed(8)	—	—	5,000	—	—	—

	$24,943	$21,995	$32,500	$28,307	$21,284	$260,700

(1)	Term loan and revolving credit facility, which expire December 31, 2008. Average variable interest rate on principal of $135.0 million equal to U.S prime plus 0.43% and average variable interest rate on principal of $129.0 million equal to U.S. prime plus 0.15%.

(2)	Demand loans at Canadian prime plus 2% to 4% and lines of credit due September 1, 2004 and the earlier of December 21, 2004 or submission of a reorganization plan at Canadian prime plus 0% to 4%.

(3)	Average fixed interest rate equal to 4.88%.

(4)	Non interest-bearing.

(5)	Average fixed interest rate equal to 10.8%.

(6)	Majority consists of production loans secured by accounts receivable. Average variable interest rate on production loans equal to Canadian prime plus 1.52%.

(7)	Subordinated notes with fixed interest rate equal to 4.875%. The difference of $17.1 million between the principal amount due on maturity of $60.0 million and the carrying value of $42.9 million is included in contributed surplus and is being accreted over the remaining seven years to maturity. We have included the $17.1 million in the debt repayment schedule above.

(8)	Promissory notes with fixed interest rate equal to 7.5%.

Item 4.	Controls and Procedures

      The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. As of December 31, 2003, the end of the period covered by this report, the Company had carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures were effective. The Company reviews its disclosure controls and procedures on an ongoing basis and may from time to time make changes aimed at enhancing their effectiveness and to ensure that they evolve with the Company’s business.

PART II

Item 1.	Legal Proceedings.

      We are currently involved in an arbitration proceeding relating to our distribution of a motion picture. The plaintiff alleges that we did not release the film in accordance with the contract and has claimed damages for up to $35 million. Closing arguments were held in October 2003. The arbitrator rendered an award in favor of the claimant for $0.3 million that was paid by the Company in December 2003. The claimant has until March 2005 to make a motion to vacate the award. If the motion to vacate is granted and the matter is retried and we fail to prevail as we did in the first hearing on the key issues, this matter could have a material adverse effect on the results of operations of future periods. We deny these allegations and maintain that we acted within our rights.

Item 6.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

      (a) Exhibits filed for Lions Gate through the filing of this Form 10-Q.

Exhibit
Number		Description of Documents

3	.1(1)	Articles of Incorporation
3	.2(2)	Amendment to Articles of Incorporation providing the terms of the Series A Preferred Shares dated as of December 20, 1999
3	.3(3)	Amendment to Articles of Incorporation providing the terms of the Series B Preferred Shares dated as of September 26, 2000
3	.4(4)	Amendment to Articles of Incorporation to change the size of the Board of Directors dated as of September 12, 2001
3	.5(5)	Amendment to Articles of Incorporation amending the terms of the Series A Preferred Shares dated as of September 10, 2003
4	.1(1)	Trust Indenture between the Company and CIBC Mellon Trust Company dated as of April 15, 1998
4	.2(2)	Warrant Indenture between the Company and CIBC Mellon Trust Company dated as of December 30, 1999
4	.3(6)	Indenture dated as of December 3, 2003 among Lions Gate Entertainment Inc., Lions Gate Entertainment Corp. and JP Morgan Trust Company, National Association
4	.4(6)	Form of 4.875% Convertible Senior Subordinated Notes Due 2010
4	.5(6)	Form of Guaranty of 4.875% Convertible Subordinated Notes Due 2010
10.1		Amended and Restated Credit, Security, Guaranty and Pledge Agreement, dated as of December 15, 2003 among Lions Gate Entertainment Corp., Lions Gate Entertainment Inc., the Guarantors referred to therein, the Lenders referred to therein, JP Morgan Chase Bank, JP Morgan Chase Bank (Toronto Branch), Fleet National Bank and BNP Paribas dated as of December 15, 2003
10.2		Employment Agreement between the Company and Jon Feltheimer dated as of August 15, 2003
10.3		Employment Agreement between the Company and Michael Burns dated as of September 1, 2003
10.4		Contribution Agreement dated as of December 3, 2003, between Lions Gate Entertainment Inc. and Lions Gate Entertainment Corp.
31.1		Chief Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Chief Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Chief Executive Officer’s Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit
Number	Description of Documents

32.2	Chief Financial Officer’s Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Company’s Annual Report on Form 20-F for the fiscal year ended March 31, 1998 (File No. 000-27730).

(2)	Incorporated by reference to the Company’s Annual Report on Form 20-F for the fiscal year ended March 31, 2000 (File No. 000-27730).

(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2001 (File No. 1-14880).

(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2001 (File No. 1-14880).

(5)	Incorporated by reference to the Company’s Shelf Registration Statement on Form S-3 as filed on September 25, 2003 (File No. 333-109101)

(6)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on December 5, 2003.

      (b) Reports on Form 8-K

(i) On October 7, 2003, the Company filed a report on Form 8-K regarding its engagement in discussions and activities with respect to possible acquisitions or business combinations.

(ii) On October 15, 2003, the Company filed a report on Form 8-K regarding the completion of the pricing for an offering of 25,000,000 common shares with respect to the Registration Statement on Form S-3 (No. 333-109101).

(iii) On October 27, 2003, the Company filed a report on Form 8–K announcing that the Company and Artisan Entertainment had entered into a definitive merger agreement.

(iv) On November 14, 2003, the Company furnished a report on Form 8-K attaching its press release dated November 14, 2003, announcing its financial results for its fiscal quarter ending September 30, 2003.

(v) On December 5, 2003, the Company filed a report on Form 8-K regarding the completion of the private placement of an aggregate amount of $50 million of subsidiary Lions Gate Entertainment Inc.’s 4.875% Convertible Senior Subordinated Notes Due 2010 in addition to the placement agents’ exercise of their option to place an additional $10 million aggregate amount of notes.

(vi) On December 30, 2003, the Company filed a report on Form 8-K announcing the acquisition of Films Holding Co., the parent company of Artisan Entertainment, and noting that it will file the required financial statements of the business acquired and pro forma financial information within 60 days thereafter.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIONS GATE ENTERTAINMENT CORP.

By:	/s/ JAMES KEEGAN

James Keegan
Chief Financial Officer

Date: February 17, 2003