Form 10-K/A
period 2003-03-31
LIONS GATE ENTERTAINMENT CORP /CN/
filed 2004-03-29
CIK 929351

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒ Annual report pursuant to section 13 or 15(d)
of the Securities and Exchange Act of 1934

For the fiscal year ended March 31, 2003

or

☐ Transition report pursuant to section 13 or 15(d)
of the Securities and Exchange Act of 1934

For the transition period from                      to

Commission File No. 1-14880

LIONS GATE ENTERTAINMENT CORP.

(Exact name of registrant as specified in its charter)

British Columbia, Canada (State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

555 Brooksbank Avenue North Vancouver, British Columbia, V75 355 (604) 553,6700	2700 Colorado Avenue, Suite 200 Santa Monica, California 90404 (310) 449-9200

(Address of principal executive offices, zip code)
Registrant’s telephone number, including area code: (604) 553-6700

Securities registered pursuant to Section 12(b) of the Act

Title of class	Name of exchange on which registered

Common Stock, without par value	Toronto Stock Exchange American Stock Exchange

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended March 31, 2003 as filed with the Securities and Exchange Commission on June 20, 2003 to add a Note 25 (Consolidating Financial Information) to the Notes to our Consolidated Financial Statements and to include updated Independent Auditor Reports. We also revised our Consolidated Financial Statements and accompanying notes and Items 6, 7 and 7A to conform to certain financial statement reclassifications. Consents of our independent auditors are attached to this Form 10-K/A as Exhibits 23.1 and 23.3 and certifications from our Chief Executive Officer and Chief Financial Officer are attached to this Form 10-K/A as Exhibits 31.1, 31.2, 32.1 and 32.2. In addition, Item 14 has been revised to conform to the new Exhibits 31.1 and 31.2. All other information is as of the date of the original filing and included for convenience.

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

	Year Ended March 31

	2003	2002	2001	2000	1999

		(In thousands except per share data)
Statement of Operations Data:
Revenues	$301,844	$272,489	$187,650	$184,361	$78,671
Expenses:
Direct operating	155,369	160,733	105,057	152,064	62,502
Distribution and marketing	96,523	76,245	34,426	—	—
General and administrative	32,252	34,668	25,073	21,334	15,665
Amortization	4,379	3,728	4,641	4,091	2,811
Severance and relocation	—	—	—	1,154	—

Total expenses	288,523	275,374	169,197	178,643	80,978

Operating Income (Loss)	13,321	(2,885)	18,453	5,718	(2,307)

Other Expenses:
Interest	10,239	9,828	7,716	3,171	2,430
Minority interests	45	1,221	586	889	407
Unusual losses	—	1,351	—	—	1,095

Total other expenses	10,284	12,400	8,302	4,060	3,932

Income (Loss) Before Gain on Dilution of a Subsidiary, Write-down and Equity Interests and Income Taxes	3,037	(15,285)	10,151	1,658	(6,239)
Gain on dilution of investment in a subsidiary	—	2,186	—	—	558
Write-down in investments subject to significant influence	—	(13,408)	—	—	—
Other equity interests	(1)	(1,134)	(1,021)	108	93

Income (Loss) Before Income Taxes	3,036	(27,641)	9,130	1,766	(5,588)
Income taxes	(1,910)	(321)	2,190	(1,357)	(202)

Net Income (Loss) From Continuing Operations	1,126	(27,962)	11,320	409	(5,790)
Net income (loss) from discontinued operation	—	(18,997)	(5,517)	(4,006)	(3,624)

Net Income (Loss)	1,126	(46,959)	5,803	(3,597)	(9,414)
Dividends on Series A preferred shares	(1,584)	(1,592)	(1,660)	(402)	—
Accretion on Series A preferred shares	(2,049)	(2,089)	(2,071)	(494)	—

Net Income (Loss) Available to Common Shareholders	$(2,507)	$(50,640)	$2,072	$(4,493)	$(9,414)

Basic and Diluted Income (Loss) Per Common Share	$(0.06)	$(1.18)	$0.06	$(0.15)	$(0.38)
Weighted average number of shares used in the computation of net income per share	43,232	42,753	36,196	30,665	24,575
In accordance with U.S. GAAP:
Revenues	$273,685	$237,004	$175,563	$168,058	$76,064
Net Income (Loss) for the Year	$(3,798)	$(43,515)	$(34,866)	$(1,701)	$(17,089)
Basic and Diluted Loss Per Common Share	$(0.16)	$(1.09)	$(1.04)	$(0.09)	$(0.70)
Other Data:
Cash flow provided by (used in) operating activities	$12,491	$(60,712)	$(34,131)	$(28,989)	$(21,101)
Cash flow provided by (used in) financing activities	(16,021)	54,835	54,544	29,056	34,111
Cash flow provided by (used in) investing activities	4,463	7,340	(29,688)	(4,349)	(1,593)
Balance Sheet Data (at end of period):
Cash and cash equivalents	7,440	6,641	6,652	13,304	17,396
Accounts receivable	94,908	116,941	109,822	74,061	40,500
Investment in films and television programs	206,275	181,002	142,178	88,571	58,938
Total assets	386,546	381,984	370,200	277,338	217,076
Bank loans	130,921	143,734	101,354	9,615	8,074

	Year Ended March 31

	2003	2002	2001	2000	1999

		(In thousands except per share data)
Production loans	20,339	23,941	15,254	28,866	32,080
Long-term debt	54,379	47,400	41,862	28,016	27,263
Shareholders’ equity	74,717	75,394	124,843	142,414	110,511

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

     Direct operating expenses include amortization, participation and residual expenses. Direct operating expenses of $155.4 million for fiscal 2003 were 51.5% of revenue, compared to direct operating expenses of $160.7 million, which were 59.0% of revenue in fiscal 2002. Direct operating expenses for television and animation decreased year over year due to a decrease in revenue. This decrease was offset by an increase in motion picture expenses due to an increase in revenue. However, motion pictures expenses as a percentage of revenue decreased, primarily due to higher margins on titles which contributed significant revenue in fiscal 2003.

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

     Amortization of $4.4 million in fiscal 2003 increased $0.7 million, or 18.9%, from $3.7 million in fiscal 2002 due primarily to increased amortization of capital assets of $0.3 million for the acquisition of animation equipment and of $0.4 million for the new accounting system implemented in June 2002, as fiscal 2003 includes a full year of amortization for the accounting system compared to a partial year of amortization in fiscal 2002.

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

     Direct operating expenses of $160.7 million for fiscal 2002 were 59.0% of revenue, compared to direct operating expenses of $105.1 million, which were 56.0% of revenue in fiscal 2001. Direct operating expenses as a percentage of revenue increased in fiscal 2002 primarily due to the loss recognized on the delivery of the 14 episodes of Tracker, the impact of the significant theatrical and video revenues on O (a distribution service deal with 15% fees), and the softening of the European marketplace, which has resulted in increased provisions for bad debts. In fiscal 2002, we increased our provision for doubtful accounts by $6.9 million (including $1.6 million relating to KirchMedia) and wrote off or cancelled contracts directly against revenue totaling $1.9 million. Excluding tax credits receivable, the provision for doubtful accounts at March 31, 2002 represented 11.6% of accounts receivable, compared to 4.5% at March 31, 2001.

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

     Amortization of $3.7 million in fiscal 2002 decreased $0.9 million, or 19.6%, from $4.6 million in fiscal 2001 due primarily to a decrease in goodwill amortization of $1.8 million year-over-year as a result of the adoption of CICA 3062, which was partially offset by increased amortization of capital assets of $0.9 million, primarily in animation, pertaining to the acquisition of animation and technical services equipment financed through capital leases.

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

EBITDA

     EBITDA, defined as earnings before interest, provision for income taxes, amortization, minority interests, gain on dilution of investment in subsidiary and discontinued operation, of $17.7 million for the year ended March 31, 2003 increased $32.8 million, or 217.2%, compared to negative EBITDA of $15.1 million for the year ended March 31, 2002, which had decreased $37.2 million, or 168.3%, compared to $22.1 million for the year ended March 31, 2001.

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

     The following table reconciles EBITDA to net income (loss):

	Year Ended March 31,

	2003	2002	2001

	(Amounts in thousands)
EBITDA, as defined	$17,699	$(15,050)	$22,073
Amortization	(4,379)	(3,728)	(4,641)
Interest	(10,239)	(9,828)	(7,716)
Minority interests	(45)	(1,221)	(586)
Gain on dilution of investment in subsidiary	—	2,186	—
Income taxes	(1,910)	(321)	2,190
Loss from discontinued operation	—	(18,997)	(5,517)

Net income (loss)	$1,126	$(46,959)	$5,803

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

     Cash flows provided by (used in) operating activities. Cash flows provided by operating activities in the year ended March 31, 2003 were $12.5 million compared to cash flows used in operating activities of $60.7 million in the year ended March 31, 2002 and $34.1 million in the year ended March 31, 2001. In fiscal 2003, the Company increased cash flow provided by accounts receivable and decreased investment in motion pictures and television, compared to fiscal 2002.

     Cash flows provided by (used in) financing activities. Cash flows used in financing activities in the year ended March 31, 2003 were $16.0 million compared to cash flows from financing activities of $54.8 million in the year ended March 31, 2002 and $54.5 million in the year ended March 31, 2001, due primarily to the net repayment of bank loans and production and distribution loans of $17.9 million in fiscal 2003, partially offset by the net proceeds from long term debt of $4.7 million.

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

     Principal debt repayments due during the year ending March 31, 2004 of $69.6 million consist principally of $10.7 million of mortgages on the studio facilities, $19.1 million of production loans, $19.8 million of German tax shelter financings and $11.2 of convertible subordinated notes. Mortgages due will be refinanced. Production loans of $13.5 million are secured by accounts receivable, which we expect to collect and use for repayment of these loans. Other repayments due are expected to be paid through cash generated from operations or from the available borrowing capacity from our $200 million credit facility with J.P. Morgan Securities.

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

			Expected Maturity Date
			Year Ending March 31,
	2004	2005	2006	2007	2008	Thereafter

			(Amounts in thousands)
Bank Loans:
Variable(1)	$—	$—	$125,345	$—	$—	$—
Variable(2)	5,576	—	—	—	—	—
Long-term Debt:
Fixed(3)	21,883	—	1,594	—	1,110	—
Fixed(4)	19,839	—	5,513	—	—	—
Fixed(5)	1,384	632	—	—	—	—
Variable(6)	15,340	576	33	33	33	33
Variable(7)	5,611	—	1,104	—	—	—

	$69,633	$1,208	$133,589	$33	$1,143	$33

(1)	Revolving credit facilities, which expire September 25, 2005. Average variable interest rate on principal of $16,761 equal to Canadian prime plus 1.1% and average variable interest rate on principal of $108,584 equal to U.S. prime minus 0.39%.

(2)	Demand loans at Canadian prime plus 0% — 4%, a line of credit due July 31, 2003 at Canadian prime plus 1%, and another line of credit due September 1, 2003 at Canadian prime.

(3)	Average fixed interest rate equal to 6.44%.

(4)	Non-interest bearing.

(5)	Average fixed interest rate equal to 10.8%.

(6)	Majority consists of production loans secured by accounts receivable. Average variable interest rate on production loans equal to Canadian prime plus 1.58%.

(7)	Production loans with an average variable interest rate equal to US prime plus 0.37%.

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

ITEM 14. CONTROLS AND PROCEDURES.

      The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act"). These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. As of March 31, 2003, the end of the period covered by this report, the company had carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures were effective. The company reviews its disclosure controls and procedures on an ongoing basis and may from time to time make changes aimed at enhancing their effectiveness and to ensure that they evolve with the company's business.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)	The following documents are filed as part of this report:

1.	Financial Statements

The financial statements listed on the accompanying Index to Financial Statements are filed as part of this report at pages F-1 to F-66.

2.	Exhibits

The exhibits listed on the accompanying Index to Exhibits are filed as part of this report at pages 52 to 53.

(b)	Reports on Form 8-K

There were no reports on Form 8-K filed during the quarter ended March 31, 2003.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIONS GATE ENTERTAINMENT CORP.

DATE: March 26, 2004	By:	/s/ JAMES KEEGAN

James Keegan Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
Number	Description of Documents

3.1(1)	Articles of Incorporation

3.2(2)	Amendment to Articles of Incorporation to Provide Terms of the Series A Preferred Shares dated as of December 20, 1999

3.3(3)	Amendment to Articles of Incorporation to Provide Terms of the Series B Preferred Shares dated as of September 26, 2000

4.1(1)	Trust Indenture between the company and CIBC Mellon Trust Company dated as of April 15, 1998

4.2(2)	Warrant Indenture between the company and CIBC Mellon Trust Company dated as of December 30, 1999

10.1(4)	Amended Employees’ and Directors’ Equity Incentive Plan

10.2(5)	Form of Incentive Plan Stock Option Agreement

10.3(6)	Registration Rights Agreement dated as of June 6, 2000, by and among the company, Mark Amin and Reza Amin

10.4(7)	Registration Rights Agreement dated as of May 14, 2003, by and between the company and ENT Holding Corporation

10.5(8)	Amended and Restated Unanimous Shareholders Agreement of CinéGroupe Corporation dated as of July 10, 2001

10.6(6)	Employment Agreement between the company and Mark Amin dated June 6, 2000

10.7(9)	Amendment to Employment Agreement between the company and Mark Amin

10.8(4)	Employment Agreement between the company and Marni Wieshofer dated August 26, 2000

10.9(9)	Amendment to Employment Agreement between the company and Marni Wieshofer

10.10(9)	Second Amendment to Employment Agreement between the company and Marni Wieshofer

10.11(4)	Employment Agreement between the company and Jon Feltheimer dated February 27, 2001

10.12(9)	Employment Agreement between the company and John Dellaverson dated April 1, 2003

10.13(5)	Employment Agreement between the company and Michael Burns dated April 1, 2002

10.14(9)	Assignment of Employment Agreement dated June 5, 2003

10.15(5)	Employment Agreement between the company and James Keegan dated April 16, 2002

10.16(5)	Consulting Agreement between the company and Beaconsfield Management Services Ltd. f/s/o Gordon Keep dated April 1, 2003

10.17(4)	Ignite, LLC and Lions Gate Films Inc. deal memo dated February 15, 2001

10.18(8)	Amendment #2 dated May 13, 2002 to Ignite, LLC and Lions Gate Films Inc. deal memo dated February 15, 2001

10.19(10)	Credit, Security, Guaranty and Pledge Agreement by and among Lions Gate Entertainment Corp., Lions Gate Entertainment Inc., the Guarantors referred to therein, the Lenders referred to therein, The Chase Manhattan Bank, National Bank of Canada, and Dresdner Bank AG, New York and Grand Cayman Branches dated as of September 25, 2000

10.20(10)	First Amendment dated as of April 4, 2001 to the Credit, Security, Guaranty and Pledge Agreement by and among Lions Gate Entertainment Corp., Lions Gate Entertainment Inc., the Guarantors referred to therein, the Lenders referred to therein, The Chase Manhattan Bank, National Bank of Canada, and Dresdner Bank AG, New York and Grand Cayman Branches dated as of September 25, 2000

10.21(10)	Second Amendment dated as of May 30, 2001 to the Credit, Security, Guaranty and Pledge Agreement by and among Lions Gate Entertainment Corp., Lions Gate Entertainment Inc., the Guarantors referred to therein, the Lenders referred to therein, The Chase Manhattan Bank, National Bank of Canada, and Dresdner Bank AG, New York and Grand Cayman Branches dated as of September 25, 2000

10.22(10)	Third Amendment dated as of July 31, 2001 to the Credit, Security, Guaranty and Pledge Agreement by and among Lions Gate Entertainment Corp., Lions Gate Entertainment Inc., the Guarantors referred to therein, the Lenders referred to therein, The Chase Manhattan Bank, National Bank of Canada, and Dresdner Bank AG, New York and Grand Cayman Branches dated as of September 25, 2000

Exhibit
Number	Description of Documents

10.23(6)	Fourth Amendment dated as of February 6, 2002 to the Credit, Security, Guaranty and Pledge Agreement by and among Lions Gate Entertainment Corp., Lions Gate Entertainment Inc., the Guarantors referred to therein, the Lenders referred to therein, The Chase Manhattan Bank, National Bank of Canada, and Dresdner Bank AG, New York and Grand Cayman Branches dated as of September 25, 2000

10.24(5)	Fifth Amendment dated as of March 17, 2003 to the Credit, Security, Guaranty and Pledge Agreement by and among Lions Gate Entertainment Corp., Lions Gate Entertainment Inc., the Guarantors referred to therein, the Lenders referred to therein, The Chase Manhattan Bank, National Bank of Canada, and Dresdner Bank AG, New York and Grand Cayman Branches dated as of September 25, 2000

10.25(7)	Sixth Amendment dated as of April 24, 2003 to the Credit, Security, Guaranty and Pledge Agreement by and among Lions Gate Entertainment Corp., Lions Gate Entertainment Inc., the Guarantors referred to therein, the Lenders referred to therein, The Chase Manhattan Bank, National Bank of Canada, and Dresdner Bank AG, New York and Grand Cayman Branches dated as of September 25, 2000

10.26(9)	Repurchase Agreement and Waiver by and among the company and certain Series A Preferred Shareholders

16.1(11)	Letter from PricewaterhouseCoopers LLP regarding change in certifying accountants

21.1(9)	Subsidiaries of the Company

23.1	Consent of PricewaterhouseCoopers LLP, independent accountants of the company

23.2(9)	Consent of PricewaterhouseCoopers LLP, independent accountants of Mandalay Pictures, LLC

23.3	Consent of Ernst & Young LLP, independent auditors of the company

23.4(9)	Consent of Ernst & Young LLP, independent auditors of Mandalay Pictures, LLC

24.1(9)	Power of Attorney (Contained on Signature Page of original Form 10-K filed on June 30, 2003)

31.1	CEO's Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO's Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	CEO's Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	CFO's Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the company’s Annual Report on Form 20-F for the fiscal year ended March 31, 1998 (File No. 000-27730).

(2)	Incorporated by reference to the company’s Annual Report on Form 20-F for the fiscal year ended March 31, 2000 (File No. 000-27730).

(3)	Incorporated by reference to the company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2001 (File No. 1-14880).

(4)	Incorporated by reference to the company’s Definitive Proxy Statement dated August 13, 2001 (File No. 1-14880).

(5)	Incorporated by reference to the company’s Registration Statement on Form S-2 under the Securities Act of 1933 dated April 30, 2003.

(6)	Incorporated by reference to the company’s Registration Statement on Form F-4 under the Securities Act of 1933 dated August 18, 2000 (File No. 333-12406).

(7)	Incorporated by reference to the company’s Registration Statement on Form S-2/A under the Securities Act of 1933 dated May 16, 2003 (File No. 333-104836).

(8)	Incorporated by reference to the company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002 (File No. 1-14880).

(9)	Incorporated by reference to the company's Annual Report on Form 10-K for the fiscal year ended March 31, 2003 as filed on June 30, 2003 (File No. 1-14880).

(10)	Incorporated by reference to the company’s Quarterly Report on Form 10-Q for the period year ended December 31, 2001 (File No. 1-14880).

(11)	Incorporated by reference to the company’s Current Report on Form 8-K/A filed with the U.S. Securities and Exchange Commission on September 4, 2001 (File No. 1-14880).

REPORT OF INDEPENDENT AUDITORS

To the Shareholders of Lions Gate Entertainment Corp.

     We have audited the accompanying consolidated balance sheets of Lions Gate Entertainment Corp. as of March 31, 2003 and 2002, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of CineGroupe Corporation, a consolidated subsidiary (see note 22(m)) which statements reflect total assets of $55.1 million and $52.9 million as of March 31, 2003 and 2002, respectively, and total revenues of $28.2 million and $35.5 million for the years then ended. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for CineGroupe Corporation, is based solely on the report of the other auditors. The financial statements of Lions Gate Entertainment Corp. for the year ended March 31, 2001 were audited by other auditors, whose report dated June 22, 2001, except for note 2(a) as to which the date is April 28, 2003 and note 25 as to which the date is March 19, 2004, expressed an unqualified opinion on those statements.

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

/s/ ERNST & YOUNG LLP

Los Angeles, California
June 27, 2003 (except for note 25, as to which the date is March 24, 2004)

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

/s/PricewaterhouseCoopers LLP

Chartered Accountants
Toronto, Ontario
June 22, 2001 (except for note 2(a) which is at April 28, 2003 and for note 25 which is at March 19, 2004)

PricewaterhouseCoopers refers to the Canadian firm of PricewaterhouseCoopers LLP and the other member firms of PricewaterhouseCoopers International Limited, each of which is a separate and independent legal entity.

LIONS GATE ENTERTAINMENT CORP.
CONSOLIDATED BALANCE SHEETS

(All amounts in thousands of United States dollars)

	March 31, 2003	March 31, 2002

Assets
Cash and cash equivalents	$7,440	$6,641
Restricted cash	—	706
Accounts receivable, net of reserve for video returns of $11,364 (2002 - $6,342) and provision for doubtful accounts of $7,677 (2002 - $10,794)	94,908	116,941
Investment in films and television programs	206,275	181,002
Discontinued operation	—	10,000
Property and equipment	32,390	31,729
Goodwill, net of accumulated amortization of $5,643	25,048	25,048
Other assets	19,135	9,451
Future income taxes	1,350	466

	$386,546	$381,984

Liabilities
Bank loans	$130,921	$143,734
Accounts payable and accrued liabilities	48,888	52,277
Accrued participations and residuals costs	26,158	16,939
Production loans	20,339	23,941
Long-term debt	54,379	47,400
Deferred revenue	22,116	13,818
Minority interests	9,028	8,481

	311,829	306,590

Commitments and Contingencies

Shareholders’ Equity
Preferred shares, 200,000,000 shares authorized, issued in series, including 1,000,000 series A (11,830 shares issued and outstanding) and 10 series B (10 shares issued and outstanding) (liquidation preference $30,167)	32,519	30,751
Common stock, no par value, 500,000,000 shares authorized, 43,231,921 shares issued and outstanding	157,675	157,675
Accumulated deficit	(107,942)	(105,435)
Cumulative translation adjustments	(7,535)	(7,597)

	74,717	75,394

	$386,546	$381,984

See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(All amounts in thousands of United States dollars, except per share amounts)

	Year Ended	Year Ended	Year Ended
	March 31, 2003	March 31, 2002	March 31, 2001

Revenues	$301,844	$272,489	$187,650

Expenses:
Direct operating	155,369	160,733	105,057
Distribution and marketing	96,523	76,245	34,426
General and administration	32,252	34,668	25,073
Amortization	4,379	3,728	4,641

Total expenses	288,523	275,374	169,197

Operating Income (Loss)	13,321	(2,885)	18,453

Other Expenses:
Interest on debt initially incurred for a term of more than one year (net of interest income of $0.1 million (2002-$0.3 million; 2001 - $0.4 million))	10,239	9,828	7,716
Minority interests	45	1,221	586
Unusual losses	—	1,351	—

Total other expenses	10,284	12,400	8,302

Income (Loss) Before Gain on Dilution of Investment in a Subsidiary, Write-down and Equity Interests and Income Taxes	3,037	(15,285)	10,151
Gain on dilution of investment in a subsidiary	—	2,186	—
Write-down in investments subject to significant influence	—	(13,408)	—
Other equity interests	(1)	(1,134)	(1,021)

Income (Loss) Before Income Taxes	3,036	(27,641)	9,130
Income taxes	(1,910)	(321)	2,190

Net Income (Loss) from Continuing Operations	1,126	(27,962)	11,320
Loss from discontinued operation	—	(18,997)	(5,517)

Net Income (Loss)	1,126	(46,959)	5,803
Dividends on Series A preferred shares	(1,584)	(1,592)	(1,660)
Accretion on Series A preferred shares	(2,049)	(2,089)	(2,071)

Net Income (Loss) Available to Common Shareholders	$(2,507)	$(50,640)	$2,072

Income (Loss) Per Common Share from Continuing Operations	$(0.06)	$(0.74)	$0.21
Loss Per Common Share from Discontinued Operation	—	(0.44)	(0.15)

Basic and Diluted Income (Loss) Per Common Share	$(0.06)	$(1.18)	$0.06

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

See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(All amounts in thousands of United States dollars)

	Year Ended	Year Ended	Year Ended
	March 31, 2003	March 31, 2002	March 31, 2001

Operating activities:
Net income (loss)	$1,126	$(46,959)	$5,803
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of property and equipment	3,741	3,113	2,200
Amortization of goodwill	—	—	1,801
Write-off of projects in development	969	826	1,054
Amortization of pre-operating costs	637	615	640
Amortization of deferred financing costs	1,572	1,177	879
Amortization of films and television programs	152,704	158,172	102,259
Gain on dilution of investment in a subsidiary	—	(2,186)	—
Unusual losses	—	1,351	—
Minority interests	45	1,221	586
Write-down in investments subject to significant influence	—	13,408	—
Discontinued operation	—	18,997	5,517
Other equity interests	1	1,134	1,021
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	20,810	(3,394)	(10,247)
Increase in investment in films and television programs	(176,813)	(202,230)	(138,687)
Other assets	(8,281)	430	(5,350)
Future income taxes	—	(809)	(3,131)
Accounts payable and accrued liabilities	(1,057)	777	(4,840)
Accrued participations and residuals costs	9,125	(6,157)	5,511
Deferred revenue	7,912	(198)	853

Net cash flows provided by (used in) operating activities	12,491	(60,712)	(34,131)

Financing activities:
Issuance of capital stock	—	137	9
Dividends paid on Series A preferred shares	(1,584)	(883)	(1,661)
Financing fees	(166)	(1,239)	(4,572)
Increase (decrease) in bank loans	(14,775)	42,715	57,159
(Increase) decrease in restricted cash	706	(719)	—
Proceeds from production and distribution loans	21,421	28,251	9,229
Repayments of production and distribution loans	(26,276)	(19,292)	(21,717)
Proceeds from long-term debt	10,565	9,017	17,814
Repayments of long-term debt	(5,912)	(3,152)	(1,717)

Net cash flows provided by (used in) financing activities	(16,021)	54,835	54,544

Investing activities:
Minority investment in subsidiary	—	9,200	—
Cash received from investment in Mandalay Pictures, LLC	6,634	5,362	—
Acquisition of Eaton Entertainment, LLC, net of cash acquired	—	472	—
Acquisition of Sterling Home Entertainment, LLC, net of cash acquired	—	—	(2,000)
Acquisition of Trimark Holdings Inc.	—	—	(26,016)
Purchase of property and equipment	(2,171)	(7,694)	(1,672)

Net cash flows provided by (used in) investing activities	4,463	7,340	(29,688)

Net change in cash and cash equivalents	933	1,463	(9,275)
Foreign exchange effect on cash	(134)	(1,474)	2,623
Cash and cash equivalents-beginning of year	6,641	6,652	13,304

Cash and cash equivalents-end of year	$7,440	$6,641	$6,652

See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Operations

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

	Canada	United States
	Cdn$	U.S$

Year ending March 31, 2004	$2,611	$—
2005	323	—
2006	11,277	—
2007	4,273	—
2008	15,591	—
2009	2,607	—
2010	10,542	—
2019	—	12,181
2020	—	3,354
2021	—	48,253
2022	—	2,620

	$47,134	$66,408

     Following are the components of the Company’s future income tax assets at March 31:

	March 31,	March 31,
	2003	2002

Canada
Assets
Net operating losses	$11,400	$10,347
Accounts payable	191	191
Other assets	—	176
Property and equipment	371	—
Other	884	—
Valuation allowance	(9,206)	(7,882)

	3,640	2,832
Liabilities
Investment in films and television programs	(1,911)	(1,911)
Property and equipment	—	(921)
Other	(845)	—

Net Canada	884	—

United States
Assets
Net operating losses	$24,246	$8,572
Accounts payable	6,050	3,818
Other assets	1,455	1,012
Investment in Mandalay	9,254	9,169
Valuation allowance	(31,852)	(14,831)

	9,153	7,740
Liabilities
Investment in films and television programs	(8,687)	(1,566)
Investment in CinemaNow	—	(5,708)

Net United States	466	466

Total	$1,350	$466

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

Segmented information by business is as follows:

	Year ended	Year ended	Year ended
	March 31, 2003	March 31, 2002	March 31, 2001

Segment revenues
Motion Pictures	$208,866	$160,552	$115,652
Television	59,413	70,710	47,508
Animation	28,159	35,485	19,719
Studio Facilities	5,406	4,243	3,678
CineGate	—	1,499	1,093

	$301,844	$272,489	$187,650

Segment profit
Motion Pictures	$24,178	$(706)	$16,535
Television	(1,738)	1,520	4,374
Animation	3,378	4,919	3,483
Studio Facilities	3,497	2,288	1,747
CineGate	—	1,499	1,093

	$29,315	$9,520	$27,232

Segment profit is defined as segment revenue less segment direct operating, distribution and marketing and general and administrative expenses. The reconciliation of total segment profit to the Company’s income (loss) before income taxes and discontinued operation is as follows:

Company’s total segment profit	$29,315	$9,520	$27,232
Less:
Corporate general and administration	(11,615)	(8,677)	(4,138)
Amortization	(4,379)	(3,728)	(4,641)
Interest	(10,239)	(9,828)	(7,716)
Minority interests	(45)	(1,221)	(586)
Unusual losses	—	(1,351)	—
Gain on dilution of investment in a subsidiary	—	2,186	—
Write-down in investments subject to significant influence	—	(13,408)	—
Other equity interests	(1)	(1,134)	(1,021)

	$(3,036)	$(27,641)	$9,130

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

Under U.S. GAAP, the net income (loss) and income (loss) per share figures for the years ended March 31, 2003, 2002 and 2001, and the shareholders’ equity as at March 31, 2003 and 2002 are as follows:

	Net Income (Loss)			Shareholders’ Equity

	Year ended	Year ended	Year ended
	March 31,	March 31,	March 31,	March 31,	March 31,
	2003	2002	2001	2003	2002

As reported under Canadian GAAP	$1,126	$(46,959)	$5,803	$74,717	$75,394
Accounting for capitalized pre-operating costs - Mandalay (a)	—	3,074	773	—	—
Discontinued operation (b)	(2,131)	—	—	(2,131)	—
Adjustment for capitalized pre-operating costs (c)	370	370	370	(1,346)	(1,717)
Interest swap mark-to-market (d)	(3,163)	—	—	(3,163)	—
Accounting for business combinations (e)	—	—	(1,145)	(1,145)	(1,145)
Accounting for income taxes (f)	—	—	—	1,900	1,900
Reclassification of Series A preferred Shares outside shareholders equity (g)	—	—	—	(28,987)	(27,884)

Net income (loss) before accounting change/ shareholders’ equity under U.S. GAAP	(3,798)	(43,515)	5,801	39,845	46,548
Cumulative effect of accounting changes, net of income taxes (h)	—	—	(40,667)	—	—

Net income (loss)/shareholders’ equity under U.S. GAAP	(3,798)	(43,515)	(34,866)	39,845	46,548
Adjustment to cumulative translation adjustments account (net of tax of $nil) (i)	62	(1,759)	(3,686)	—	—
Other comprehensive income (loss) (net of tax of $nil)(i)	227	(259)	—	(32)	(259)

Comprehensive income (loss) attributable to common shareholders under U.S. GAAP	$(3,509)	$(45,533)	$(38,552)	$39,813	$46,289

Basic and diluted income (loss) per common share	$(0.16)	$(1.09)	$0.08

	Net Income (Loss)			Shareholders’ Equity

	Year ended	Year ended	Year ended
	March 31,	March 31,	March 31,	March 31,	March 31,
	2003	2002	2001	2003	2002

under U.S. GAAP before accounting change

Basic and diluted loss per common share under U.S. GAAP	$(0.16)	$(1.09)	$(1.04)

Reconciliation of movement in Shareholders’ Equity under U.S. GAAP:

	March 31,	March 31,	March 31,
	2003	2002	2001

Balance at beginning of the year	$46,289	$93,558	$110,001
Increase in capital stock	—	1,179	24,841
Dividends paid on preferred shares	(1,584)	(1,592)	(1,660)
Accretion on preferred shares (g)	(1,383)	(1,323)	(1,072)
Net income (loss) under U.S. GAAP	(3,798)	(43,515)	(34,866)
Adjustment to cumulative translation adjustments account (h)	62	(1,759)	(3,686)
Other comprehensive income (loss) (h)	227	(259)	—

Balance — end of the year	$39,813	$46,289	$93,558

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

There is no impact on net income under U.S. GAAP. Accounting for Cinegroupe using the equity method under U.S. GAAP would reduce the consolidated statements of operations items to the following amounts:

	Year ended	Year ended
	March 31,	March 31,
	2003	2002
Revenues	$273,685	$237,004
Direct operating expenses	133,922	133,050
Distribution and marketing expenses	96,174	75,997
General and administration expenses	29,267	32,033

The impact of using the equity method under U.S. GAAP on the consolidated balance sheet at March 31, 2003 would be a reduction in total assets to $340.6 million (March 31, 2002 — $337.3 million) and a reduction in debt (including bank loans, production and distribution loans, and long-term debt) to $182.0 million (March 31, 2002 – $188.6 million.)

23.	Quarterly Financial Data (unaudited)

Certain quarterly information is presented below:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2003
Revenues	$94,212	$77,845	$61,867	$67,920
Direct operating costs	$44,195	$45,628	$28,724	$36,822
Net income (loss)	$2,707	$1,198	$(2,252)	$(527)
Basic and diluted income (loss) per share	$0.04	$0.01	$(0.07)	$(0.04)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2002
Revenues	$45,124	$59,733	$70,552	$97,080
Direct operating costs	$25,041	$32,534	$40,772	$62,386
Net income (loss)	$(335)	$143	$(3,192)	$(43,575)
Basic and diluted income (loss) per share	$(0.03)	$(0.02)	$(0.10)	$(1.03)

24.	Subsequent Event

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

25.	Consolidating Financial Information

On December 3, 2003, the Company sold $60.0 million of 4.875% Convertible Senior Subordinated Notes (“Notes”), through its wholly owned U.S. subsidiary Lions Gate Entertainment Inc. (the “Issuer”). The Notes, by their terms, are fully and unconditionally guaranteed by the Company. In December 2003, the Company received $57.0 million of net proceeds, after paying placement agents’ fees. The Company incurred offering expenses of $0.3 million. Interest on the Notes is due semi-annually on June 15 and December 15 commencing on June 15, 2004 and the Notes mature on December 15, 2010. The Company may redeem all or a portion of the Notes at its option on or after December 15, 2006 at 100% of their principal amount, together with accrued and unpaid interest through the date of redemption; provided, however, that the Notes will only be redeemable if the closing price of the Company’s common shares equals or exceeds 175% of the conversion price then in effect for at least 20 trading days within a period of 30 consecutive trading days ending on the day before the date of the notice of optional redemption. The Notes are convertible, at the option of the holder, at any time before the close of business on the business day immediately preceding the maturity date of the Notes, unless previously redeemed, into common shares of the Company at a conversion rate of 185.0944 shares per $1000 principal amount of Notes, which is equal to a conversion price of approximately $5.40 per share. The Company plans to file a registration statement on Form S-3 to register the resale of Notes and common shares issuable on conversion of the Notes.

The following tables present condensed consolidating financial information as of March 31, 2003 and 2002 and for the years ended March 31, 2003, 2002 and 2001 for (1) the Company, on a stand-alone basis, (2) the Issuer, on a stand-alone basis, (3) the non-guarantor subsidiaries of the Company (including the subsidiaries of the Issuer) on a combined basis (collectively, the “Other Subsidiaries”) and (4) the Company on a consolidated basis.

	As Of March 31, 2003

	Lions Gate	Lions Gate	Other	Consolidating	Lions Gate
	Entertainment Corp.	Entertainment Inc.	Subsidiaries	Adjustments	Consolidated

	(All amounts in thousands of U.S. dollars)
BALANCE SHEET
Assets
Cash and cash equivalents	$(126)	$1,706	$5,860	$—	$7,440
Accounts receivable, net	192	69	94,647	—	94,908
Investment in films and television programs	—	—	206,275	—	206,275
Property and equipment	322	2,137	29,931	—	32,390
Goodwill, net	—	—	25,048	—	25,048
Other assets	4,665	5,984	15,086	(6,600)	19,135
Investment in subsidiaries	156,326	107,303	—	(263,629)	—
Future income taxes	1,630	—	(280)	—	1,350

	$163,009	$117,199	$376,567	$(270,229)	$386,546

Liabilities and Shareholders’ Equity (Deficiency)
Bank loans	$16,761	$108,584	$5,576	$—	$130,921
Accounts payable and accrued liabilities	898	2,182	45,808	—	48,888
Accrued participations and residuals costs	—	—	26,158	—	26,158
Production loans	—	—	20,339	—	20,339
Long-term debt	11,233	—	43,146	—	54,379
Deferred revenue	—	—	22,116	—	22,116
Minority interests	—	—	9,028	—	9,028
Intercompany payables (receivables)	(42,697)	(67,164)	121,314	(11,453)	—
Intercompany equity	94,385	93,217	146,454	(334,056)	—
Shareholders’ equity (deficiency)	82,429	(19,620)	(63,372)	75,280	74,717

	$163,009	$117,199	$376,567	$(270,229)	$386,546

	Year Ended March 31, 2003

	Lions Gate	Lions Gate	Other	Consolidating	Lions Gate
	Entertainment Corp.	Entertainment Inc.	Subsidiaries	Adjustments	Consolidated

	(All amounts in thousands of U.S. dollars)
STATEMENT OF OPERATIONS
Revenues	$1,135	$—	$301,208	$(499)	$301,844
Expenses:
Direct operating	—	—	155,369	—	155,369
Distribution and marketing	—	—	96,523	—	96,523
General and administration	2,895	8,803	21,053	(499)	32,252
Depreciation and amortization	157	370	3,852	—	4,379

Total expenses	3,052	9,173	276,797	(499)	288,523

Operating Income (Loss)	(1,917)	(9,173)	24,411	—	13,321

Other Expenses:
Interest on debt initially incurred for a term of more than one year	505	6,380	3,354	—	10,239
Minority interests	—	—	45	—	45

Total other expenses	505	6,380	3,399	—	10,284

Income (Loss) Before Equity Interests and Income Taxes	(2,422)	(15,553)	21,012	—	3,037
Equity interests	4,219	18,460	(1)	(22,679)	(1)

Income Before Income Taxes	1,797	2,907	21,011	(22,679)	3,036
Income taxes	—	(9)	(1,901)	—	(1,910)

Net Income	$1,797	$2,898	$19,110	$(22,679)	$1,126

	Year Ended March 31, 2003

	Lions Gate	Lions Gate	Other	Consolidating	Lions Gate
	Entertainment Corp.	Entertainment Inc.	Subsidiaries	Adjustments	Consolidated

	(All amounts in thousands of U.S. dollars)
STATEMENT OF CASH FLOWS
Net cash flows provided by (used in) operating activities	3,915	9,724	(1,148)	—	12,491

Financing activities:
Dividends paid on Series A preferred shares	(1,584)	—	—	—	(1,584)
Financing fees paid	(16)	(150)	—	—	(166)
Increase (decrease) in bank loans	(8,069)	(8,000)	1,294	—	(14,775)
Decrease in restricted cash	—	—	706	—	706
Decrease in production loans	—	—	(4,855)	—	(4,855)
Increase in long-term debt	—	—	4,653	—	4,653

Net cash flows provided by (used in) financing activities	(9,669)	(8,150)	1,798	—	(16,021)

Investing activities:
Acquisition of Artisan Entertainment Inc., net of cash acquired	—	—	6,634	—	6,634
Purchase of property and equipment	(3)	(1,270)	(898)	—	(2,171)

Net cash flows provided by (used in) investing activities	(3)	(1,270)	5,736	—	4,463

Net change in cash and cash equivalents	(5,757)	304	6,386	—	933
Foreign exchange effect on cash	4,980	162	(5,276)	—	(134)
Cash and cash equivalents - beginning of year	651	1,240	4,750	—	6,641

Cash and cash equivalents — end of year	$(126)	$1,706	$5,860	$—	$7,440

	Year Ended March 31, 2003

	Lions Gate	Lions Gate	Other	Consolidating	Lions Gate
	Entertainment Corp.	Entertainment Inc.	Subsidiaries	Adjustments	Consolidated

	(All amounts in thousands of U.S. dollars)
RECONCILIATION OF NET INCOME TO U.S. GAAP
As reported under Canadian GAAP	$1,797	$2,898	$19,110	$(22,679)	$1,126
Discontinued operation	(2,131)	(2,131)	(2,131)	4,262	(2,131)
Adjustment for capitalized pre-operating costs	370	370	370	(740)	370
Interest swap mark—to—market	(3,163)	(3,163)	—	3,163	(3,163)

Net income (loss) under U.S. GAAP	$(3,127)	$(2,026)	$17,349	$(15,994)	$(3,798)

	As Of March 31, 2003

	Lions Gate	Lions Gate	Other	Consolidating	Lions Gate
	Entertainment Corp.	Entertainment Inc.	Subsidiaries	Adjustments	Consolidated

	(All amounts in thousands of U.S. dollars)
RECONCILIATION OF SHAREHOLDERS’ EQUITY (DEFICIENCY) TO U.S. GAAP
As reported under Canadian GAAP	$82,429	$(19,620)	$(63,372)	$75,280	$74,717
Discontinued operation	(2,131)	(2,131)	(2,131)	4,262	(2,131)
Adjustment for capitalized pre-operating costs	(1,346)	(1,346)	(1,346)	2,692	(1,346)
Interest swap mark—to—market	(3,163)	(3,163)	—	3,163	(3,163)
Accounting for business combinations	(1,145)	—	(1,145)	1,145	(1,145)
Accounting for income taxes	1,900	—	1,900	(1,900)	1,900
Reclassification of Series A preferred shares outside shareholders’ equity	(28,987)	—	—	—	(28,987)

Shareholders’ equity (deficiency) under U.S. GAAP	$47,557	$(26,260)	$(66,094)	$84,642	$39,845

	As Of March 31, 2002

	Lions Gate	Lions Gate	Other	Consolidating	Lions Gate
	Entertainment Corp.	Entertainment Inc.	Subsidiaries	Adjustments	Consolidated

	(All amounts in thousands of U.S. dollars)
BALANCE SHEET
Assets
Cash and cash equivalents	$651	$1,240	$4,750	$—	$6,641
Restricted cash	—	—	706	—	706
Accounts receivable, net	116	8	116,817	—	116,941
Investment in films and television programs	—	—	181,002	—	181,002
Discontinued operations	10,000	10,000	10,000	(20,000)	10,000
Property and equipment	446	1,238	30,045	—	31,729
Goodwill, net	—	—	25,048	—	25,048
Other assets	2,193	3,321	3,937	—	9,451
Investment in subsidiaries	149,535	86,821	—	(236,356)	—
Future income taxes	1,500	—	(1,034)	—	466

	$164,441	$102,628	$371,271	$(256,356)	$381,984

Liabilities and Shareholders’ Equity (Deficiency)
Bank loans	$23,273	$116,584	$3,877	$—	$143,734
Accounts payable and accrued liabilities	1,231	2,742	48,304	—	52,277
Accrued participations and residuals costs	—	—	16,939	—	16,939
Production loans	—	—	23,941	—	23,941
Long-term debt	10,342	—	37,058	—	47,400
Deferred revenue	—	—	13,818	—	13,818
Minority interests	—	—	8,481	—	8,481
Intercompany payables (receivable)	(51,212)	(93,872)	151,981	(6,897)	—
Intercompany equity	101,067	99,850	146,453	(347,370)	—
Shareholders’ equity (deficiency)	79,740	(22,676)	(79,581)	97,911	75,394

	$164,441	$102,628	$371,271	$(256,356)	$381,984

	Year Ended March 31, 2002

	Lions Gate	Lions Gate	Other	Consolidating	Lions Gate
	Entertainment Corp.	Entertainment Inc.	Subsidiaries	Adjustments	Consolidated

	(All amounts in thousands of U.S. dollars)
STATEMENT OF OPERATIONS
Revenues	$2,298	$—	$270,698	$(507)	$272,489
Expenses:
Direct operating	—	—	160,733	—	160,733
Distribution and marketing	—	—	76,245	—	76,245
General and administration	3,294	5,384	26,497	(507)	34,668
Depreciation and amortization	212	25	3,491	—	3,728

Total expenses	3,506	5,409	266,966	(507)	275,374

Operating Income (Loss)	(1,208)	(5,409)	3,732	—	(2,885)

Other (Income) Expenses:
Interest on debt initially incurred for a term of more than one year, net	(1,696)	4,893	6,631	—	9,828
Minority interests	—	—	1,221	—	1,221
Unusual losses	121	—	1,230	—	1,351

Total other (income) expenses	(1,575)	4,893	9,082	—	12,400

Income (Loss) Before Gain on Dilution of Investment in a Subsidiary, Write-down and Equity Interests	367	(10,302)	(5,350)	—	(15,285)
Gain on dilution of investment in a subsidiary	—	—	2,186	—	2,186
Write-down of investments subject to significant influence	—	—	(13,408)	—	(13,408)
Equity interests	(28,241)	(24,045)	(1,134)	52,286	(1,134)

Loss Before Income Taxes	(27,874)	(34,347)	(17,706)	52,286	(27,641)
Income taxes	—	—	(321)	—	(321)

Loss from Continuing Operations	(27,874)	(34,347)	(18,027)	52,286	(27,962)
Loss from discontinued operation	(18,997)	(18,997)	(18,997)	37,994	(18,997)

Net Loss	$(46,873)	$(53,344)	$(37,022)	$90,280	$(46,959)

	Year Ended March 31, 2002

	Lions Gate	Lions Gate	Other	Consolidating	Lions Gate
	Entertainment Corp.	Entertainment Inc.	Subsidiaries	Adjustments	Consolidated

	(All amounts in thousands of U.S. dollars)
STATEMENT OF CASH FLOWS
Net cash flows used in operating activities	(2,754)	(38,550)	(19,408)	—	(60,712)

Financing activities:
Issuance of common stock	137	—	—	—	137
Dividends paid on Series A preferred shares	(883)	—	—	—	(883)
Financing fees paid	(242)	(997)	—	—	(1,239)
Increase (decrease) in bank loans	1,631	41,150	(66)	—	42,715
Increase in restricted cash	—	—	(719)	—	(719)
Increase in production loans	—	—	8,959	—	8,959
Increase (decrease) in long-term debt	(346)	—	6,211	—	5,865

Net cash flows provided by financing activities	297	40,153	14,385	—	54,835

Investing activities:
Minority investment in subsidiary	—	—	9,200	—	9,200
Cash received from discontinued operation	—	—	5,362	—	5,362
Acquisition of Eaton Entertainment, LLC, net of cash acquired	—	—	472	—	472
Purchase of property and equipment	172	(1,263)	(6,603)	—	(7,694)

Net cash flows provided by (used in) investing activities	172	(1,263)	8,431	—	7,340

Net change in cash and cash equivalents	(2,285)	340	3,408	—	1,463
Foreign exchange effect on cash	(884)	(32)	(558)	—	(1,474)
Cash and cash equivalents — beginning of year	3,820	932	1,900	—	6,652

Cash and cash equivalents — end of year	$651	$1,240	$4,750	$—	$6,641

	Year Ended March 31, 2002

	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated

	(All amounts in thousands of U.S. dollars)
RECONCILIATION OF NET LOSS TO U.S. GAAP
As reported under Canadian GAAP	$(46,873)	$(53,344)	$(37,022)	$90,280	$(46,959)
Accounting for capitalized pre-operating costs - Mandalay	3,074	3,074	3,074	(6,148)	3,074
Adjustment for capitalized pre-operating costs	370	370	370	(740)	370

Net loss under U.S. GAAP	$(43,429)	$(49,900)	$(33,578)	$83,392	$(43,515)

	As Of March 31, 2002

	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated

	(All amounts in thousands of U.S. dollars)
RECONCILIATION OF SHAREHOLDERS’ EQUITY (DEFICIENCY) TO U.S. GAAP
As reported under Canadian GAAP	$79,740	$(22,676)	$(79,581)	$97,911	$75,394
Adjustment for capitalized pre-operating costs	(1,717)	(1,717)	(1,717)	3,434	(1,717)
Accounting for business combinations	(1,145)	—	(1,145)	1,145	(1,145)
Accounting for income taxes	1,900	—	1,900	(1,900)	1,900
Reclassification of Series A preferred shares outside shareholders’ equity	(27,884)	—	—	—	(27,884)

Shareholders’ equity (deficiency) under U.S. GAAP	$50,894	$(24,393)	$(80,543)	$100,590	$46,548

	Year Ended March 31, 2001

	Lions Gate	Lions Gate	Other	Consolidating	Lions Gate
	Entertainment Corp.	Entertainment Inc.	Subsidiaries	Adjustments	Consolidated

	(All amounts in thousands of U.S. dollars)
STATEMENT OF OPERATIONS
Revenues	$1,759	$—	$186,379	$(488)	$187,650
Expenses:
Direct operating	—	—	105,057	—	105,057
Distribution and marketing	—	—	34,426	—	34,426
General and administration	1,624	2,577	21,360	(488)	25,073
Depreciation and amortization	193	(1)	4,449	—	4,641

Total expenses	1,817	2,576	165,292	(488)	169,197

Operating Income (Loss)	(58)	(2,576)	21,087	—	18,453

Other (Income) Expenses:
Interest on debt initially incurred for a term of more than one year, net	(1,614)	2,029	7,301	—	7,716
Minority interests	—	—	586	—	586

Total other (income) expenses	(1,614)	2,029	7,887	—	8,302

Income (Loss) Before Equity Interests and Income Taxes	1,556	(4,605)	13,200	—	10,151
Equity interests	9,692	5,354	(1,021)	(15,046)	(1,021)

Income Before Income Taxes	11,248	749	12,179	(15,046)	9,130
Income taxes	(18)	—	2,208	—	2,190

Income from Continuing Operations	11,230	749	14,387	(15,046)	11,320
Loss from discontinued operation	(5,517)	(5,517)	(5,517)	11,034	(5,517)

Net Income (Loss)	$5,713	$(4,768)	$8,870	$(4,012)	$5,803

	Year Ended March 31, 2001

	Lions Gate	Lions Gate	Other	Consolidating	Lions Gate
	Entertainment Corp.	Entertainment Inc.	Subsidiaries	Adjustments	Consolidated

	(All amounts in thousands of U.S. dollars)
STATEMENT OF CASH FLOWS
Net cash flows provided by (used in) operating activities	(7,027)	(71,610)	44,506	—	(34,131)

Financing activities:
Issuance of common stock	9	—	—	—	9
Dividends paid on Series A preferred shares	(1,661)	—	—	—	(1,661)
Financing fees paid	(773)	(3,799)	—	—	(4,572)
Increase (decrease) in bank loans	22,812	75,434	(41,087)	—	57,159
Decrease in production loans	—	—	(12,488)	—	(12,488)
Increase (decrease) in long-term debt	(333)	—	16,430	—	16,097

Net cash flows provided by (used in) financing activities	20,054	71,635	(37,145)	—	54,544

Investing activities:
Acquisition of Sterling Home Entertainment, LLC, net of cash acquired	—	—	(2,000)	—	(2,000)
Acquisition of Trimark Holdings Inc.	(26,016)	—	—	—	(26,016)
Purchase of property and equipment	(347)	—	(1,325)	—	(1,672)

Net cash flows used in investing activities	(26,363)	—	(3,325)	—	(29,688)

Net change in cash and cash equivalents	(13,336)	25	4,036	—	(9,275)
Foreign exchange effect on cash	(696)	—	3,319	—	2,623
Cash and cash equivalents - beginning of year	17,852	907	(5,455)	—	13,304

Cash and cash equivalents — end of year	$3,820	$932	$1,900	$—	$6,652

	Year Ended March 31, 2001

	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated

	(All amounts in thousands of U.S. dollars)
RECONCILIATION OF NET INCOME (LOSS) TO U.S. GAAP
As reported under Canadian GAAP	$5,713	$(4,768)	$8,870	$(4,012)	$5,803
Accounting for capitalized pre-operating costs - Mandalay	773	773	773	(1,546)	773
Adjustment for capitalized pre-operating costs	370	370	370	(740)	370
Accounting for business combinations	(1,145)	—	(1,145)	1,145	(1,145)

Net income (loss) before accounting change under U.S. GAAP	5,711	(3,625)	8,868	(5,153)	5,801
Cumulative effect of accounting changes, net of income taxes	(40,667)	(3,784)	(40,667)	44,451	(40,667)

Net loss under U.S. GAAP	$(34,956)	$(7,409)	$(31,799)	$39,298	$(34,866)

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

/s/ PRICEWATERHOUSECOOPERS LLP

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