Form 10-Q/A
period 2003-12-31
LIONS GATE ENTERTAINMENT CORP /CN/
filed 2004-03-29
CIK 929351

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

(Amendment No. 1)

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

North Vancouver
British Columbia V7S 3S5

And

2700 Colorado Avenue, Suite 200

Santa Monica, California 90404
(Address of principal executive offices)

Registrant’s telephone number, including area code:

(604) 553-6700

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

EXPLANATORY NOTE

      We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended December 31, 2003 as filed with the Securities and Exchange Commission on February 17, 2004 to add a Note 13 (Consolidating Financial Information) to the Notes to our Unaudited Condensed Consolidated Financial Statements. We also revised our Unaudited Condensed Consolidated Statements of Cash Flows to reclassify certain balances. Certifications from our Chief Executive Officer and Chief Financial Officer are attached to this Form 10-Q/A as Exhibits 31.1, 31.2, 32.1 and 32.2. All other information is as of the date of the original filing and included for convenience.

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

	(All amounts in thousands
	of U.S. dollars, except
	share amounts)

ASSETS

Cash and cash equivalents	$9,507	$7,440

Accounts receivable, net of reserve for video returns of $63,847 (March 31, 2003 — $11,364) and provision for doubtful accounts of $15,074 (March 31, 2003 — $7,677)	123,973	94,908

Investment in films and television programs	451,765	206,275

Property and equipment	34,009	32,390

Goodwill, net of accumulated amortization of $5,643	127,394	25,048

Other assets	27,042	19,135

Future income taxes	2,985	1,350

	$776,675	$386,546

LIABILITIES

Bank loans	$269,068	$130,921

Accounts payable and accrued liabilities	141,417	48,888

Accrued participations and residuals costs	79,667	26,158

Production loans	13,570	20,339

Subordinated notes	47,865	—

Long-term debt	42,091	54,379

Deferred revenue	48,256	22,116

Minority interests	702	9,028

	642,636	311,829

Commitments and contingencies

SHAREHOLDERS’ EQUITY

Preferred shares, 200,000,000 shares authorized, issued in series, including 1,000,000 series A (1,986 and 11,830 shares issued and outstanding) and 10 series B (10 shares issued and outstanding) (liquidation preference $5,064 and $30,167)	5,631	32,519

Common stock, no par value, 500,000,000 shares authorized, 90,718,304 and 43,231,921 shares issued and outstanding	267,336	157,675

Contributed surplus	20,620	—

Accumulated deficit	(152,206)	(107,942)

Cumulative translation adjustments	(7,342)	(7,535)

	134,039	74,717

	$776,675	$386,546

See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three	Three
	Months	Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,
	2003	2002	2003	2002

	(All amounts in thousands of U.S. dollars, except per share
	amounts)

Revenues	$77,429	$61,867	$232,132	$233,924

Expenses:

Direct operating	47,286	28,723	122,521	118,547

Distribution and marketing	36,913	23,230	109,152	77,611

General and administration	9,420	8,871	25,180	24,204

Severance and relocation costs	5,934	—	5,934	—

Write-down of animation assets	9,919	—	9,919	—

Depreciation and amortization	1,280	1,087	3,391	3,260

Total expenses	110,752	61,911	276,097	223,622

Operating Income (Loss)	(33,323)	(44)	(43,965)	10,302

Other Expenses:

Interest on debt initially incurred for a term of more than one year	5,317	2,288	10,251	7,503

Minority interests	(6,986)	(51)	(9,042)	580

Total other expenses	(1,669)	2,237	1,209	8,083

Income (Loss) Before Equity Interests and Income Taxes	(31,654)	(2,281)	(45,174)	2,219

Equity interests	30	16	(127)	462

Income (Loss) Before Income Taxes	(31,624)	(2,265)	(45,301)	2,681

Income taxes	(1,861)	(13)	(2,128)	1,029

Net Income (Loss)	(29,763)	(2,252)	(43,173)	1,652

Dividends on Series A preferred shares	(66)	(396)	(320)	(1,188)

Accretion on Series A preferred shares	(131)	(512)	(771)	(1,535)

Net Loss Available to Common Shareholders	$(29,960)	$(3,160)	$(44,264)	$(1,071)

Basic and Diluted Loss Per Common Share	$(0.36)	$(0.07)	$(0.70)	$(0.02)

See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

			Series A Preferred		Series B Preferred
	Common Stock		Shares		Shares				Cumulative
							Contributed	Accumulated	Translation
	Number	Amount	Number	Amount	Number	Amount	Surplus	Deficit	Adjustments	Total

	(All amounts in thousands of U.S. dollars, except share amounts)

Balance at March 31, 2002	43,231,921	$157,675	11,830	$30,751	10	$—	$—	$(105,435)	$(7,597)	$75,394

Net loss available to common shareholders								(2,507)		(2,507)

Accretion on Series A preferred shares			—	1,768						1,768

Foreign currency translation adjustments									62	62

Balance at March 31, 2003	43,231,921	157,675	11,830	32,519	10	—	—	(107,942)	(7,535)	74,717

Issuance of common stock	44,951,056	103,176								103,176

Exercise of stock options	535,240	1,414								1,414

Conversion feature of subordinated note							16,361			16,361

Redemption of Series A preferred shares			(8,040)	(22,349)			4,259			(18,090)

Conversion of Series A preferred shares	2,000,087	5,071	(1,804)	(5,071)						—

Net loss available to common shareholders								(44,264)		(44,264)

Accretion on Series A preferred shares			—	532						532

Foreign currency translation adjustments									193	193

Balance at December 31, 2003.	90,718,304	$267,336	1,986	$5,631	10	$—	$20,620	$(152,206)	$(7,342)	$134,039

See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three	Three
	Months	Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,
	2003	2002	2003	2002

	(All amounts in thousands of U.S. dollars)

Operating activities:

Net income (loss)	$(29,763)	$(2,252)	$(43,173)	$1,652

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Depreciation of property and equipment	1,126	928	2,930	2,782

Write-off of projects in development	177	128	1,180	658

Amortization of pre-operating costs	154	159	461	478

Amortization of deferred financing costs	2,586	342	3,284	1,045

Amortization of films and television programs	47,794	28,191	121,021	116,664

Accretion on subordinated notes	190	—	190	—

Minority interests	(6,986)	(51)	(9,042)	580

Severance and relocation costs	5,934	—	5,934	—

Write-down of animation assets	9,919	—	9,919	—

Equity interests	(30)	(16)	127	(462)

Changes in operating assets and liabilities:

Accounts receivable, net	20,842	11,641	5,173	12,047

Increase in investment in films and television programs	(48,474)	(43,620)	(143,970)	(143,145)

Other assets	4,369	(3,421)	3,502	(6,076)

Future income taxes	(2,246)	—	(2,745)	—

Accounts payable and accrued liabilities	(16,482)	5,569	(1,231)	4,061

Accrued participations and residuals costs	2,797	1,152	5,627	7,043

Deferred revenue	(2,297)	4,880	4,797	6,327

Net cash flows provided by (used in) operating activities	(10,390)	3,630	(36,016)	3,654

Financing activities:

Issuance of common stock, net of issue costs	73,824	—	104,590	—

Redemption of Series A preferred shares	—	—	(18,090)	—

Dividends paid on Series A preferred shares	—	—	(254)	(792)

Financing fees paid	(11,287)	—	(11,287)	—

Increase (decrease) in bank loans	60,974	4,095	81,308	(13,058)

Decrease in restricted cash	—	236	—	706

Decrease in production loans	(2,050)	(11,044)	(8,477)	(404)

Issuance of subordinated notes, net of issue costs	56,663	—	56,663	—

Increase (decrease) in long-term debt	(12,777)	(3,492)	(15,642)	5,922

Net cash flows provided by (used in) financing activities	165,347	(10,205)	188,811	(7,626)

Investing activities:

Cash received from discontinued operation	—	4,394	—	6,634

Acquisition of Artisan Entertainment Inc., net of cash acquired	(149,559)	—	(149,559)	—

Purchase of property and equipment	(212)	(309)	(495)	(1,958)

Net cash flows provided by (used in) investing activities	(149,771)	4,085	(150,054)	4,676

Net change in cash and cash equivalents	5,186	(2,490)	2,741	704

Foreign exchange effect on cash	(1,391)	(2,004)	(674)	(84)

Cash and cash equivalents — beginning of period	5,712	11,755	7,440	6,641

Cash and cash equivalents — end of period	$9,507	$7,261	$9,507	$7,261

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

13.     Consolidating Financial Information

      On December 3, 2003 the Company issued the Notes through its wholly owned U.S. subsidiary, Lions Gate Entertainment, Inc. (the “Issuer”) (see note 5). The Notes, by their terms, are fully and unconditionally guaranteed by the Company. The Company plans to file a registration statement on Form S-3 to register the resale of the Notes and common shares issuable on conversion of the Notes.

      The following tables present the unaudited condensed consolidating financial information as of December 31, 2003 and for the nine months ended December 31, 2003 and 2002 for (1) the Company, on a stand-alone basis, (2) the Issuer, on a stand-alone basis, (3) the non-guarantor subsidiaries of the Company

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

(including the subsidiaries of the Issuer) on a combined basis (collectively, the “Other Subsidiaries”) and (4) the Company on a consolidated basis.

	As Of December 31, 2003 (Unaudited)

	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated

	(All amounts in thousands of U.S. dollars)

BALANCE SHEET

Assets

Cash and cash equivalents	$2,616	$1,097	$5,794	$—	$9,507

Accounts receivable, net	346	2	123,625	—	123,973

Investment in films and television programs	—	—	451,765	—	451,765

Property and equipment	124	403	33,482	—	34,009

Goodwill, net	—	—	127,394	—	127,394

Other assets	3,866	17,273	12,503	(6,600)	27,042

Investment in subsidiaries	276,337	247,075	—	(523,412)	—

Future income taxes	1,845	—	1,140	—	2,985

	$285,134	$265,850	$755,703	$(530,012)	$776,675

Liabilities and Shareholders’ Equity (Deficiency)

Bank loans	$—	$264,018	$5,050	$—	$269,068

Accounts payable and accrued liabilities	1,242	9,688	130,487	—	141,417

Accrued participations and residuals costs	—	—	79,667	—	79,667

Production loans	—	—	13,570	—	13,570

Subordinated notes	—	42,865	5,000	—	47,865

Long-term debt	—	—	42,091	—	42,091

Deferred revenue	—	—	48,256	—	48,256

Minority interests	—	—	702	—	702

Intercompany payables	(120,254)	(82,301)	210,569	(8,014)	—

Intercompany equity	256,192	93,217	311,330	(660,739)	—

Shareholders’ equity (deficiency)	147,954	(61,637)	(91,019)	138,741	134,039

	$285,134	$265,850	$755,703	$(530,012)	$776,675

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended December 31, 2003 (Unaudited)

	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated

	(All amounts in thousands of U.S. dollars)

STATEMENT OF OPERATIONS

Revenues	$1,140	$—	$231,599	$(607)	$232,132

Expenses:

Direct operating	—	—	122,521	—	122,521

Distribution and marketing	—	—	109,152	—	109,152

General and administration	1,918	7,100	16,769	(607)	25,180

Severance and relocation costs	118	5,348	468	—	5,934

Write-down of animation assets	—	—	9,919	—	9,919

Depreciation and amortization	110	434	2,847	—	3,391

Total expenses	2,146	12,882	261,676	(607)	276,097

Operating Loss	(1,006)	(12,882)	(30,077)	—	(43,965)

Other Expenses:

Interest on debt initially incurred for a term of more than one year	274	7,232	2,745	—	10,251

Minority interests	—	—	(9,042)	—	(9,042)

Total other expenses	274	7,232	(6,297)	—	1,209

Loss Before Equity Interests and Income Taxes	(1,280)	(20,114)	(23,780)	—	(45,174)

Equity interests	(41,145)	(22,235)	(127)	63,380	(127)

Loss Before Income Taxes	(42,425)	(42,349)	(23,907)	63,380	(45,301)

Income taxes	—	—	(2,128)	—	(2,128)

Net Loss	$(42,425)	$(42,349)	$(21,779)	$63,380	$(43,173)

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended December 31, 2003 (Unaudited)

	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated

	(All amounts in thousands of U.S. dollars)

STATEMENT OF CASH FLOWS

Net cash flows provided by (used in) operating activities	(61,500)	(200,832)	226,316	—	(36,016)

Financing activities:

Issuance of common stock, net of issue costs	104,590	—	—	—	104,590

Redemption of Series A preferred shares	(18,090)	—	—	—	(18,090)

Dividends paid on Series A preferred shares	(254)	—	—	—	(254)

Financing fees paid	(73)	(11,214)	—	—	(11,287)

Increase (decrease) in bank loans	(18,027)	155,434	(56,099)	—	81,308

Decrease in production loans	—	—	(8,477)	—	(8,477)

Increase in subordinated notes, net of issue costs	—	56,663	—	—	56,663

Decrease in long-term debt	(12,080)	—	(3,562)	—	(15,642)

Net cash flows provided by (used in) financing activities	56,066	200,883	(68,138)	—	188,811

Investing activities:

Acquisition of Artisan Entertainment Inc., net of cash acquired	—	—	(149,559)	—	(149,559)

Purchase of property and equipment	—	(201)	(294)	—	(495)

Net cash flows used in investing activities	—	(201)	(149,853)	—	(150,054)

Net change in cash and cash equivalents	(5,434)	(150)	8,325	—	2,741

Foreign exchange effect on cash	8,176	(459)	(8,391)	—	(674)

Cash and cash equivalents — beginning of period	(126)	1,706	5,860	—	7,440

Cash and cash equivalents — end of period	$2,616	$1,097	$5,794	$—	$9,507

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended December 31, 2003

	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated

	(All amounts in thousands of U.S. dollars)

RECONCILIATION OF NET LOSS TO U.S. GAAP

As reported under Canadian GAAP	$(42,425)	$(42,349)	$(21,779)	$63,380	$(43,173)

Adjustment for capitalized pre-operating costs	279	279	279	(558)	279

Interest swap mark—to—market	951	951	—	(951)	951

Accounting for stock-based compensation	(581)	—	—	—	(581)

Provision for investment in subsidiary	(8,020)	—	—	—	(8,020)

Net loss under U.S. GAAP	$(49,796)	$(41,119)	$(21,500)	$61,871	$(50,544)

	As of December 31, 2003

	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated

	(All amounts in thousands of U.S. dollars)

RECONCILIATION OF SHAREHOLDERS’ EQUITY(DEFICIENCY) TO U.S. GAAP

As reported under Canadian GAAP	$147,954	$(61,637)	$(91,019)	$138,741	$134,039

Discontinued operation	(2,131)	(2,131)	(2,131)	4,262	(2,131)

Adjustment for capitalized pre-operating costs	(1,067)	(1,067)	(1,067)	2,134	(1,067)

Interest swap mark—to—market	(2,212)	(2,212)	—	2,212	(2,212)

Accounting for stock-based compensation	(581)	—	—	—	(581)

Provision for investment in subsidiary	(8,020)	—	—	—	(8,020)

Accounting for business combinations	(1,145)	—	(1,145)	1,145	(1,145)

Accounting for income taxes	1,900	—	1,900	(1,900)	1,900

Reclassification of Series A preferred shares outside shareholders’ equity	(5,178)	—	—	—	(5,178)

Shareholders’ equity (deficiency) under U.S. GAAP	$129,520	$(67,047)	$(93,462)	$146,594	$115,605

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended December 31, 2002 (Unaudited)

	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated

	(All amounts in thousands of U.S. dollars)

STATEMENT OF OPERATIONS

Revenues	$850	$—	$233,442	$(368)	$233,924

Expenses:

Direct operating	—	—	118,547	—	118,547

Distribution and marketing	—	—	77,611	—	77,611

General and administration	1,850	6,466	16,256	(368)	24,204

Depreciation and amortization	118	278	2,864	—	3,260

Total expenses	1,968	6,744	215,278	(368)	223,622

Operating Income (Loss)	(1,118)	(6,744)	18,164	—	10,302

Other Expenses:

Interest on debt initially incurred for a term of more than one year	355	4,650	2,498	—	7,503

Minority interests	—	—	580	—	580

Total other expenses	355	4,650	3,078	—	8,083

Income (Loss) Before Equity Interests and Income Taxes	(1,473)	(11,394)	15,086	—	2,219

Equity interests	3,819	12,962	462	(16,781)	462

Income Before Income Taxes	2,346	1,568	15,548	(16,781)	2,681

Income taxes	—	9	1,020	—	1,029

Net Income	$2,346	$1,559	$14,528	$(16,781)	$1,652

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended December 31, 2002 (Unaudited)

	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated

	(All amounts in thousands of U.S. dollars)

STATEMENT OF CASH FLOWS

Net cash flows provided by (used in) operating activities	10,729	5,435	(12,510)	—	3,654

Financing activities:

Dividends paid on Series A preferred shares	(792)	—	—	—	(792)

Increase (decrease) in bank loans	(9,601)	(3,500)	43	—	(13,058)

Decrease in restricted cash	—	—	706	—	706

Decrease in production loans	—	—	(404)	—	(404)

Increase in long-term debt	—	—	5,922	—	5,922

Net cash flows provided by (used in) financing activities	(10,393)	(3,500)	6,267	—	(7,626)

Investing activities:

Cash received from discontinued operation	—	—	6,634	—	6,634

Purchase of property and equipment	(2)	(1,279)	(677)	—	(1,958)

Net cash flows provided by (used in) investing activities	(2)	(1,279)	5,957	—	4,676

Net change in cash and cash equivalents	334	656	(286)	—	704

Foreign exchange effect on cash	747	14	(845)	—	(84)

Cash and cash equivalents — beginning of period	649	1,241	4,751	—	6,641

Cash and cash equivalents — end of period	$1,730	$1,911	$3,620	$—	$7,261

	Nine Months Ended December 31, 2002

	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated

	(All amounts in thousands of U.S. dollars)

RECONCILIATION OF NET INCOME TO U.S. GAAP

As reported under Canadian GAAP	$2,346	$1,559	$14,528	$(16,781)	$1,652

Discontinued operation	(2,760)	(2,760)	(2,760)	5,520	(2,760)

Adjustment for capitalized pre-operating costs	279	279	279	(558)	279

Net income (loss) under U.S. GAAP	$(135)	$(922)	$12,047	$(11,819)	$(829)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

      Cash flows provided by (used in) operating activities. Cash flows used in operating activities in the nine months ended December 31, 2003 were $36.0 million compared to cash flows provided by operating activities of $3.7 million in the nine months ended December 31, 2002. The decrease in cash flow from operating activities is primarily a result of the decline in operating results, an increase in accounts receivable and a decrease in accounts payable, partially offset by a decrease in other assets. These balances exclude Artisan’s balances as of the date of acquisition.

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

Item 6.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

      (a) Exhibits filed for Lions Gate through the filing of this Form 10-Q.

Exhibit
Number		Description of Documents

3	.1(1)	Articles of Incorporation
3	.2(2)	Amendment to Articles of Incorporation providing the terms of the Series A Preferred Shares dated as of December 20, 1999
3	.3(3)	Amendment to Articles of Incorporation providing the terms of the Series B Preferred Shares dated as of September 26, 2000
3	.4(4)	Amendment to Articles of Incorporation to change the size of the Board of Directors dated as of September 12, 2001
3	.5(5)	Amendment to Articles of Incorporation amending the terms of the Series A Preferred Shares dated as of September 10, 2003
4	.1(1)	Trust Indenture between the Company and CIBC Mellon Trust Company dated as of April 15, 1998
4	.2(2)	Warrant Indenture between the Company and CIBC Mellon Trust Company dated as of December 30, 1999
4	.3(6)	Indenture dated as of December 3, 2003 among Lions Gate Entertainment Inc., Lions Gate Entertainment Corp. and JP Morgan Trust Company, National Association
4	.4(6)	Form of 4.875% Convertible Senior Subordinated Notes Due 2010
4	.5(6)	Form of Guaranty of 4.875% Convertible Subordinated Notes Due 2010
10	.1(7)	Amended and Restated Credit, Security, Guaranty and Pledge Agreement, dated as of December 15, 2003 among Lions Gate Entertainment Corp., Lions Gate Entertainment Inc., the Guarantors referred to therein, the Lenders referred to therein, JP Morgan Chase Bank, JP Morgan Chase Bank (Toronto Branch), Fleet National Bank and BNP Paribas dated as of December 15, 2003
10	.2(7)	Employment Agreement between the Company and Jon Feltheimer dated as of August 15, 2003
10	.3(7)	Employment Agreement between the Company and Michael Burns dated as of September 1, 2003
10	.4(7)	Contribution Agreement dated as of December 3, 2003, between Lions Gate Entertainment Inc. and Lions Gate Entertainment Corp.
31.1		Chief Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Chief Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Chief Executive Officer’s Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit
Number	Description of Documents

32.2	Chief Financial Officer’s Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Company’s Annual Report on Form 20-F for the fiscal year ended March 31, 1998 (File No. 000-27730).

(2)	Incorporated by reference to the Company’s Annual Report on Form 20-F for the fiscal year ended March 31, 2000 (File No. 000-27730).

(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2001 (File No. 1-14880).

(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2001 (File No. 1-14880).

(5)	Incorporated by reference to the Company’s Shelf Registration Statement on Form S-3 as filed on September 25, 2003 (File No. 333-109101)

(6)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on December 5, 2003.

(7)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2003 as filed on February 17, 2004 (File No. 1-14880).

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

Date: March 26, 2004