Form 10-K
period 2004-03-31
LIONS GATE ENTERTAINMENT CORP /CN/
filed 2004-06-29
CIK 929351

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 For the transition period from to

Commission file no. 1-14880

Lions Gate Entertainment Corp.

(Exact name of registrant as specified in its charter)

British Columbia, Canada
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

555 Brooksbank Avenue	2700 Colorado Avenue, Suite 200
North Vancouver, British Columbia V7J 3S5	Santa Monica, California 90404
(604) 553-6700	(310) 449-9200
(Address of principal executive offices, zip code)

Registrant’s telephone number, including area code:

(604) 553-6700

Securities registered pursuant to Section 12(b) of the Act

Title of Class	Name of Exchange on Which Registered

Common Shares, without par value	Toronto Stock Exchange
American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑         No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☑ No ☐

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 30, 2003 (the last business day of the Company’s most recently completed second fiscal quarter) was approximately $272,955,431.

     As of June 22, 2004, 96,039,442 shares of the registrant’s no par value common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A and relating to its 2004 annual meeting of shareholders are incorporated by reference into Parts II and III.

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

Overview

      Lions Gate Entertainment Corp. (“Lions Gate”, “Company”, “we”, “us” or “our”) is an integrated North American entertainment company. We are an independent producer and distributor of film and television entertainment content. We release approximately 15 motion pictures theatrically per year. Our theatrical releases include films we produce in-house and films we acquire from third parties. We also have produced approximately 150 hours of television programming on average each of the last four years. Our disciplined approach to production, acquisition and distribution is designed to maximize our profit by balancing our financial risks against the probability of commercial success of each project. We distribute our library of approximately 6,200 motion picture titles and 1,800 television episodes directly to retailers, video rental stores, pay and free television channels and indirectly to international markets through third parties. We also own a majority interest in CinemaNow, an internet video-on-demand provider, and own and operate a film and television production studio.

      On December 15, 2003, we completed our acquisition of Artisan Entertainment Inc., or Artisan, which added a diversified motion picture, family and home entertainment company to our company. The fully integrated distribution network we acquired from Artisan includes direct-to-store distribution capabilities and output agreements with pay television and pay-per-view providers. From 1998 through 2003, Artisan released over 30 films that have generated over $350 million in domestic box office receipts. During that five-year period, Artisan’s library tripled in size through the acquisition of distribution rights to additional libraries, the acquisition of individual films for distribution theatrically and directly into the home entertainment marketplace and the development and production of content internally. This motion picture library includes The Blair Witch Project, Terminator 2, Total Recall, Dirty Dancing, Basic Instinct, It’s a Wonderful Life, High Noon, Reservoir Dogs, On Golden Pond and The Crying Game.

      The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on the Company’s website at www.lionsgatefilms.com.

Our Industry

Motion Pictures

      General. According to the National Association of Theatre Owners (“NATO”), overall domestic box office revenue remained constant at $9.5 billion in 2003. The domestic motion picture exhibition industry has maintained relatively steady growth in revenues and attendance over the past 10 years. NATO reports that total domestic box office revenues grew at a compound annual growth rate of 6.9% from 1997 through 2003, and annual attendance grew from 1.4 billion to 1.6 billion over the same period.

      Competition. Major studios have historically dominated the motion picture industry. The term major studios is generally regarded in the entertainment industry to mean: Universal Pictures, which includes Focus Features; Warner Bros., which includes New Line Cinema, Castle Rock Entertainment, Fine Line Features and Warner Independent Pictures; Twentieth Century Fox, which includes Searchlight Pictures; Sony Pictures Entertainment, which includes Columbia Pictures, TriStar Pictures, Screen Gems Pictures and Sony Pictures Classics; Paramount Pictures, which includes Paramount Classics; The Walt Disney Company, which includes Buena Vista, Hollywood Pictures, Touchstone and Miramax Film Corp.; and MGM, which includes Metro Goldwyn Mayer Pictures and United Artists Pictures. Competitors less diversified than the major studios include Dreamworks SKG, Newmarket Films, Alliance Atlantis and IFC Entertainment.

      According to the Motion Picture Association of America (“MPAA”), the average cost to produce and distribute a major studio film in 2003 was $102.8 million, including $63.8 million of production costs and $39.0 million of distribution and marketing expenses (typically called “P&A”). In comparison, films released by independent studios typically cost less than $40.0 million to produce and market. Despite the limited resources generally available to independent studios, independent films have gained wider market approval and increased share of overall box office receipts in recent years. Recent successful independent films such as Monster’s Ball, The Blair Witch Project, The Passion of the Christ, My Big Fat Greek Wedding and Bend It Like Beckham highlight moviegoers’ willingness to support high quality motion pictures despite limited marketing and production budgets.

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

Typical Film Release Windows

	Months After	Approximate
Release Period	Initial Release	Release Period

Theatrical	—	0-3 months
Home video/ DVD	3-6 months	1-3 months
Pay-per-transaction (Pay per-view and Video-on-demand)	4-8 months	3-4 months
Pay television	9-12 months *	18 months
Network or basic cable	28-21 months	18-60 months
Syndication	48-70 months	12-36 months
Licensing and merchandising	Concurrent	Ongoing
All international releasing	Concurrent	Ongoing

*	First pay television window

Home Video

      In its 2004 State of Home Video Report, Kagen World Media (“KWM”), estimated the size of the U.S. home video market to be $24.1 billion in 2003. Merrill Lynch Entertainment research notes that the video industry has been growing at an average annual rate of 8% through 2003. Growth in this sector has been driven by increased DVD penetration that reached 43.1% in 2003, up from 36.4% in 2002, according to the MPAA and Veronis Suhler Stevenson’s (“VSS”) July 2003 Communications Industry Forecast projects that DVD technology will be in 76% of all U.S. households by 2007. Declining prices of DVD players, enhanced video and audio quality and special features such as inclusion of previously-deleted scenes, film commentaries and “behind the scenes” footage have all helped increase the popularity of the DVD format, sparking sharply increased home video rentals and sales in recent years.

Television Programming

      Continued rapid growth in the cable and satellite television markets has driven increased demand for nearly all genres of television programming. According to VSS’s July 2003 Communications Industry Forecast, spending on cable and satellite television increased 10.2% to $76.9 billion in 2002. Cable and satellite television’s annual spending growth has outpaced that of the nation’s economy since 1995, and the industry has been one of the most consistently fast-growing media segments over the past five years. Spending on cable and satellite television is expected to reach a combined $110.5 billion in 2007, rising at a compound annual growth rate of 7.5% from 2002-2007, according to VSS. Increased capacity for channels on upgraded digital cable systems and satellite television has led to the launch of numerous new networks seeking programming to compete with traditional broadcast networks. VSS reported that the number of cable and satellite channels reached 283 in 2003, up from 267 in 2002 and a 372% increase since 1990.

The Company

Competitive Strengths

      To achieve our goal of being a leading independent producer and distributor of film and television entertainment content, we will continue to exploit our competitive advantages, which we believe include:

•	Our reputation for producing and distributing critically acclaimed content. Based on the success of such films as Monster’s Ball, Girl with a Pearl Earring and The Cooler, we have established a reputation in the filmed entertainment industry for producing and distributing critically acclaimed content. Our four Academy Awards in the last six years are a testament to the quality films we produce, acquire and distribute. We believe our reputation and ability to produce and distribute critically acclaimed content has made us an attractive outlet for acquiring and distributing third party film productions. We believe this reputation also attracts leading actors, directors and other talent, as well as stimulating ideas, storylines and scripts, which provide the ingredients for success in our productions.

•	Our disciplined approach to production, acquisition and distribution of filmed and television entertainment content. We seek to minimize the financial risks often associated with film production, acquisition and distribution by negotiating co-production agreements, pre-selling international distribution rights, capitalizing on government subsidies and tax credits, structuring efficient production schedules and crafting agreements with top talent attracted to the films we develop and produce. In addition, we often attempt to minimize our financial exposure by structuring deals with talent that provide for their participation in the financial success of the motion picture in exchange for reduced up-front payments. Although the steps that we take to manage these risks may, in some cases, limit the potential revenues of a particular project, we believe that our approach to the motion picture business creates operating and financial stability for us.

•	Our library of film and television content which provides us with substantial recurring revenues. Our film and television content library, which includes approximately 6,200 motion picture titles and 1,800 television episodes, provides us with substantial recurring revenues. As of March 31, 2004 our investment in film and television programming was $400.9 million, of which investment in theatrical and non-theatrical films at that date was $348.8 million and investment in direct-to-television was $52.1 million. Library revenue included in motion picture revenue for fiscal 2004 was $107.2 million and for fiscal 2003 was $43.1 million. Library revenue is defined as revenue earned after the first cycle of sales which generally includes theatrical revenue, the first six months of video sales, the first pay television contract and the minimum guarantees from the first international sales.

•	Our pursuit of acquisitions to enhance our competitive position. We have demonstrated a willingness and ability to use our financial resources to acquire companies, content libraries and individual films that we believe present opportunities to enhance our competitive position and generate significant financial returns. We have made or entered into, and will continue to pursue, various acquisitions, business combinations and joint ventures intended to complement or expand our business. We from time to time actively engage in discussions and activities with respect to possible acquisitions, however, we have no present agreements or understandings to enter into any such material transaction. Certain of our acquisitions may be significant and may involve the incurrence or assumption of debt and the issuance of debt or equity. Given that discussions or activities relating to possible acquisitions range from private negotiations to participation in open bid processes, the timing of any such acquisition is uncertain.

Recent Developments

      Sale of Common Shares. In October 2003, we sold 28,750,000 common shares at a public offering price of $2.70 per share and received $73.5 million of net proceeds, after deducting underwriting expenses. We incurred offering expenses of $0.5 million.

      Issuance of Convertible Senior Subordinated Notes. In December 2003, Lions Gate Entertainment Inc., a wholly owned subsidiary of the Company, sold $60.0 million of 4.875% Convertible Senior Subordinated Notes, or the Subordinated Notes, with a maturity date of December 15, 2010. We received $57 million of net proceeds, after paying placement agents’ fees. The Subordinated Notes are convertible, at the option of the holder, at any time prior to maturity into common shares of Lions Gate Entertainment Corp.

      Amended Credit Facility. On December 15, 2003, the Company and JP Morgan Chase Bank Inc., or JP Morgan, entered into an Amended and Restated Credit, Security, Guaranty and Pledge Agreement for a $350 million credit facility consisting of a $135 million five-year term loan and a $215 million five-year revolving credit facility.

      Acquisition of Artisan. On December 15, 2003, we acquired Film Holdings Co., the parent company of Artisan. The purchase price of $168.8 million consists of $160 million in cash and direct transaction costs of $8.8 million. In addition, we assumed debt of $59.9 million and other obligations of $140.6 million.

      CinéGroupe. We have a 29.4% ownership interest and until December 22, 2003 majority voting power in CinéGroupe Corporation (together with its subsidiaries including Animation Cinépix Inc., “CinéGroupe”), a Canadian animation company. CinéGroupe was unable to meet its financial obligations in the ordinary course of business and, as a result, has sought protection from its creditors. Pursuant to a petition filed by CinéGroupe, the Superior Court of the District of Montreal issued on December 22, 2003, an Initial Order pursuant to the Companies’ Creditors Arrangement Act (“CCAA”). Pursuant to this order, all proceedings by CinéGroupe’s creditors are suspended. This order was subsequently renewed and extended such that CinéGroupe has until July 31, 2005 to file a plan of arrangement with its creditors or to ask the Court for another extension to do so. However, a current deadlock among CinéGroupe’s shareholders will likely prevent it from filing a plan. Consequently, Animation Cinépix Inc. (“Cinépix”), CinéGroupe’s principal shareholder and a significant creditor, has filed a plan in lieu of CinéGroupe. If the Court authorizes Cinépix to submit its plan to CinéGroupe’s creditors during the hearing scheduled to be held July 2, 2004, a meeting of CinéGroupe’s creditors will be called to vote on the plan. If the plan is approved during this meeting by a majority in number representing two-thirds in value of the creditors, or classes of creditors, the plan will then be presented to the Court for approval. If the plan is approved and implemented, CinéGroupe’s liabilities and obligations will be compromised in accordance with the plan, thereby allowing CinéGroupe to restructure. If no plan is filed, approved or implemented, CinéGroupe will then likely be declared bankrupt and/or be liquidated. CinéGroupe recorded a $10.0 million write-down in assets, primarily in investment in films and television programs which have become impaired during the nine months ended December 31, 2003. CinéGroupe’s write-down of animation assets is presented in the Company’s consolidated statements of operations together with a $8.1 million write-off of our convertible debentures and other receivables as discussed below. As a result of the CCAA filing, the Company determined that it no longer controls or has the ability to significantly influence CinéGroupe. Effective January 1, 2004, the Company deconsolidated the assets and liabilities of CinéGroupe and began accounting for CinéGroupe under the cost method of accounting. In addition, the Company wrote-off $8.1 million of convertible debentures and other receivables due from CinéGroupe which, as intercompany debentures and receivables, were previously eliminated in consolidation. At January 1, 2004 CinéGroupe had a net deficiency in shareholders’ equity, which was reflected in the Company’s statement of changes in shareholders’ equity as a reduction of $2.3 million to accumulated deficit upon the deconsolidation of CinéGroupe. At March 31, 2004, the Company’s net investment in CinéGroupe on the consolidated balance sheet was nil. The consolidated financial statements include CinéGroupe assets of nil and $55.1 million as of March 31, 2004 and 2003, respectively, CinéGroupe liabilities of nil and $37.7 million as of March 31, 2004 and 2003, respectively and CinéGroupe revenues of $9.0 million, $28.2 million and $35.5 million for nine months ended December 31, 2003 and the years ended March 31, 2003 and 2002. The consolidated financial statements include the results of CinéGroupe for the nine months ended December 31, 2003 and for the years ended March 31, 2003 and 2002.

Production

      Motion Pictures. Historically, we have primarily produced English language motion pictures with production budgets of $20 million or less. With our acquisition of Artisan, we expect some of our production budgets to increase. Films intended for theatrical release are generally budgeted between $5 million and $35 million, and those films intended for release directly to video or cable television are generally budgeted between $1 million and $5 million. We take a disciplined approach to film production with the goal of producing content that we can distribute to theatrical and ancillary markets, which include home video and pay and free television, both domestically and internationally. In fiscal 2004, we produced or completed principal photography on seven motion pictures, including:

•	Final Cut — a futuristic drama starring Robin Williams, Mira Sorvino and Jim Caviezel;

•	Havana Nights: Dirty Dancing II — the sequel to Dirty Dancing starring Diego Luna;

•	The Punisher — the Marvel comic action drama starring Thomas Jane and John Travolta; and

•	Godsend — a cloning drama starring Robert DeNiro, Greg Kinnear and Rebecca Romjin-Stamos.

      We are currently in post production of the following motion pictures:

•	The Cookout — an urban comedy starring Danny Glover and with Queen Latifah;

•	Cube Zero — the prequel to the science-fiction thriller Cube;

•	State Property II — the sequel to the urban film State Property starring Bennie S. Segal;

•	Happy Endings — a dark romantic comedy starring Maggie Gyllenhaal and Lisa Kudrow; and

•	Fierce People — an upscale drama starring Diane Lane and Donald Sutherland.

      Our current strategic plan is to produce approximately eight motion pictures annually. We have the following motion pictures are currently slated for production in fiscal 2005 (some of which we anticipate will be released in fiscal 2005, others we anticipate will be released at a later date):

•	The Devil’s Rejects — the sequel to the hit horror film House of 1000 Corpses to be directed by Rob Zombie;

•	Black Widow — the Marvel comic story being written and directed by David Hayter; and

•	Cabin Fever II — the sequel to the horror film Cabin Fever.

      In fiscal 2004, Christal Films Productions, a French language film production company in which we own a minority interest, produced the Canadian feature Maman Last Call and a 13-episode non-fiction small budget television series, L’école des fans. Christal Films Productions was also a minority co-producer of two Canadian features: Le Dernier Tunnel with Bloom Films (1998) Inc. and Elvis Gratton 3 with ACPAV Inc. For fiscal 2005, after completion of the post production of Maman Last Call, 20 additional episodes of L’école des fans are slated for production. Christal Films Productions has also received confirmation of governmental assistance by Telefilm Canada (Federal) and Sodec (Provincial) for a new feature entitled Sans Elle with production scheduled to begin in the third quarter of fiscal 2005.

      Our production team has developed a track record for producing reasonably budgeted films with commercial potential. Our production division reviews hundreds of scripts, looking for material that will attract top talent. We then actively develop such scripts, working with the major talent agencies and producers to recruit talent that appeals to the film’s target audience. Recent examples of our process include Monster’s

Ball, which earned Halle Berry an Oscar for best actress, Cabin Fever II and The Devil’s Rejects. We believe the commercial and critical success of these films should enhance our reputation and continue to give us access to top talent, scripts and projects. We also develop films in other niche markets, as evidenced by the successes of our urban films, including The Wash and State Property.

      The decision whether to “greenlight,” or proceed with production of, a film is a diligent process that involves numerous key executives of the company. Generally, the production division presents projects to a committee comprised of the heads of our production, theatrical distribution, home entertainment, international distribution, legal and finance departments. In this process, scripts are discussed for both artistic merit and commercial viability. The committee considers the entire package, including the script, the talent that may be attached or pursued and the production division’s initial budget. They also discuss talent and story elements that could make the product more successful. Next, the heads of domestic and international distribution prepare estimates of projected revenues and the costs of marketing and distributing the film. Our finance and legal professionals review all of the projections and financing options, and the committee decides whether the picture is worth pursuing by balancing the risk of a production against its potential for financial success. We typically seek to mitigate the financial risk associated with film production by negotiating co-production agreements, pre-selling international distribution rights and capitalizing on government subsidies and tax credits. In addition, we often attempt to minimize our production exposure by structuring deals with talent that provide for them to participate in the financial success of the motion picture in exchange for reducing up-front payments. In addition, we use certain Canadian tax credits, German tax structures, United Kingdom sale/ leaseback transactions and other structures that may help reduce our financial risk.

      Television and Animation. During fiscal 2004 we produced approximately 140 hours of television programming, which included one-hour dramas, movies-of-the-week, mini-series, animated series, and reality and non-fiction programming. All three of our television groups, Lions Gate Television, Termite Art Productions, and CinéGroupe Corporation (until December 2003), contributed to this output.

      One-Hour Drama Series. In fiscal 2004 we delivered eight episodes of The Dead Zone, which is broadcast on USA Network in the United States and CHUM Television in Canada and is distributed by Paramount International Television around the world. The Dead Zone is currently in production for season three, which will begin airing in summer 2004. We also delivered 18 episodes of Missing (formerly referred to as 1-800 Missing), which comprised the entire first season. Missing airs on Lifetime Television in the United States and CHUM Television in Canada and is distributed by Sony Television International Distribution internationally. Missing is currently in production for season two, which will begin airing in the United States in summer 2004 and in Canada in September 2004.

      Animated Series. CinéGroupe Corporation develops and produces animated and live-action television series and television movies and motion picture product using 2-D and 3-D computer generated imagery and traditional ink and paint techniques. CinéGroupe Corporation has produced more than 900 half-hour animated and live-action episodes for television, including such series as Tripping the Rift, Galidor: Defenders of the Outer Dimension, Sagwa, The Chinese Siamese Cat, What’s with Andy, Kids From Room 402, Pig City and Seriously Weird. CinéGroupe Corporation recently filed for protection from its creditors under the CCAA. Effective January 1, 2004, CineGroupe is no longer consolidated with our financial results. See “Recent Developments “above for further discussion.

      Reality and Non-Fiction Programming. Termite Art Productions, a division of Lions Gate Television Inc., has created documentary and reality-based programs for such notable clients as: the Discovery Channel, TLC, Discovery Health, Animal Planet, Style!, Bravo, Court TV, National Geographic, MTV, VH1, A&E and The History Channel, as well as CBS, Fox and UPN. Over the last five years, Termite Art Productions has produced three seasons of Unsolved History for the Discovery Channel, More Than Human, Love U!, and Celebrity Undercover for MTV, When Good Times Go Bad and Busted on the Job for Fox, Great Streets for PBS, Criss Angel-Supernatural! for SciFi Channel, Amazing Animal Videos for Animal Planet, Totally Wild! for National Geographic and Ripley’s Believe It or Not for Sony Television and TBS. In addition to distributing Termite Art Productions programs to domestic and international markets, we acquire third party productions for distribution.

      We are considering a proposal whereby Termite Art Productions will assign all in-production programs to an independent company founded by the current head of Termite Art Productions. We will retain the Termite Art Productions library for distribution, but intend to produce most of our reality programming going forward through Lions Gate Television. We will, however, have a first-look arrangement with the current head of the Termite Art Productions and his new company.

      Television Movies. We are actively involved in the development, acquisition, production and distribution of television productions in the movie-of-the-week and mini-series formats. During fiscal 2004 we distributed worldwide the CinéGroupe production Student Seduction, which aired as a movie-of-the-week in the United States on Lifetime Television. We also produced and distributed Lucky 7, which aired as a movie-of-the-week in the United States on ABC Family. In addition, we distributed the one-hour magic special Supernatural, which was produced by Termite Art Productions and aired in the United States on the Sci-Fi Channel. Our movie-of-the week titles continued to perform well in the video and DVD markets, with Pilot’s Wife leading the way. We are currently in production on three movies-of-the-week and two mini-series. Among these productions are 5 Days to Midnight, a mini-series scheduled to be broadcast on the Sci-fi Channel in the United States in the summer of 2004, and Frankenstein, a limited series special, scheduled to air on USA Network in the fall of 2004. The three movies-of-the-week in production are Infidelity and To Save a Baby both for Lifetime Television and Brave New Girl for ABC Family.

Distribution

      Domestic Theatrical Distribution. We distribute motion pictures directly to North American movie theatres. Over the last few years our releases have included the following in house productions: Monster’s Ball, starring Halle Berry and Billy Bob Thornton; The Punisher, starring John Travolta and Thomas Jane; Godsend, starring Robert DeNiro, Greg Kinnear and Rebecca Romijn Stamos; and Confidence, starring Dustin Hoffman, Ed Burns and Andy Garcia. Motion pictures that we have acquired and distributed in this same time period include: Dogma, starring Ben Affleck, Matt Damon and Chris Rock; O, starring Julia Stiles and Mekhi Phifer; The Red Violin, starring Samuel L. Jackson; Shadow of the Vampire, starring Willem Dafoe and John Malkovich; The Cooler, starring Alec Baldwin, William H. Macy and Maria Bello; Lovely & Amazing, starring Brenda Blethyn and Emily Mortimer; Gods and Monsters, starring Brendan Fraser, Ian McKellan and Lynn Redgrave; Affliction, starring Nick Nolte and Sissy Spacek; and Girl With A Pearl Earring, starring Scarlett Johannson and Colin Firth. In the last six years, films we have distributed have earned seventeen Academy Award nominations and won four Academy Awards and have been nominated for and won numerous Golden Globe, Screen Actors Guild, BAFTA and Independent Spirit Awards.

      Our strategy is to release approximately 15 titles per year in theaters, which includes both our productions and acquisitions. Our approach to acquiring films for theatrical release is similar to our approach to film production in that we seek to limit our financial exposure while adding films of quality and commercial viability to our release schedule and our video library. The decision whether to acquire a motion picture for theatrical release entails a process involving key executives at the company, including those from the releasing, home entertainment and acquisitions departments. The team meets to discuss a film’s expected critical reaction, marketability, and potential for commercial success, as well as the cost to acquire the picture, the estimated prints and advertising (“P&A”) required to enable the film to reach its widest possible audience, and the ancillary market potential for the film after the theatrical release. In recent years, we have released more films on a wider basis., as demonstrated by the wide releases of Godsend, Havana Nights: Dirty Dancing II and The Punisher.

      We prepare our marketing campaign and release schedules to attract the widest possible audience, with P&A typically tailored to minimize financial exposure while maximizing revenue potential for our releases. We construct release schedules taking into account moviegoer attendance patterns and competition from other studios’ scheduled theatrical releases. We use either wide or limited initial releases depending on the film. We generally spend much less on P&A for a given film than a major studio and design our marketing plan to cost effectively reach the widest possible audience.

      Our remaining fiscal 2005 theatrical release schedule includes (in anticipated order of release):

Produced or
Title	Summary	Principal Actors	Acquired	Release Date

Fahrenheit 9/11	A political documentary directed by Michael Moore.		Acquired	June 2004
Open Water	Terrifying thriller about a scuba diving married couple who are left behind by their tour boat in shark infested waters.	Blanchard Ryan, Daniel Travis	Acquired	August 2004
Danny Deckchair	A romantic comedy.	Rhys Ifans, Miranda Otto	Acquired	August 2004
The Cookout	A family comedy.	Queen Latifah, Danny Glover, Eve, Farrah Fawcett, Jonathan Silverman	Produced	September 2004
Saw	A chilling horror movie.	Danny Glover, Monica Potter, Cary Elwes	Acquired	September 2004
Stage Beauty	A period romantic comedy.	Billy Crudup, Claire Danes, Rupert Everett	Acquired	October 2004
Eulogy	A scathing comedy.	Ray Romano, Debra Winger, Kelly Preston, Hank Azaria, Zooey Deschenal	Acquired	October 2004
Beyond the Sea	The story of Bobby Darin.	Kevin Spacey, Kate Bosworth, John Goodman, Bob Hoskins, Brenda Blethyn	Acquired	November 2004
Fierce People	A humanistic drama.	Diane Lane, Donald Sutherland	Produced	December 2004

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

      We also distribute French language films in Quebec through Christal Films Distribution, in which we have an equity and voting interest. In fiscal 2004, Christal Films Distribution distributed the following motion pictures: Le Papillon; Taxi 3; Fanfan La Tulipe; Nez Rouge; A Problem with Fear; Effroyables Jardins; Miaou; Decoys; Tais-toi; Le Dernier Tunnel. Upcoming releases include: L’incomparable Mlle C; L’Espérance; Le Mystère de la Chambre Jaune; Pinocchio; Le goût des jeunes filles; Stupeur et tremblements; Nouvelle; Les Égarés; Daniel et les Super Dogs; Twist; La Vengeauce d’Elvis Wong (aka Elvis Gratton 3); Les Ripoux 3; La Lune viendra d’elle-même; Les Daltons; Gomez et Tavares; and 7 ans de mariage.

      International Distribution. We distribute our in house productions and third party acquisitions to the international marketplace on a territory by territory basis through third parties. We have license international rights for approximately 900 of the motion picture and television episode titles in our library, including in house productions and third party acquisitions. Past successful sales of in-house productions include Confidence starring Dustin Hoffman, Frailty starring Matthew McConaughey and the Academy Award winning Monster’s Ball starring Halle Berry. In addition to our own productions, we oversaw international sales of certain studio titles, including The Prince and Me starring Julia Stiles, which was released domestically by Paramount Pictures. In the past year, we continued to sell our growing roster of in house productions to the international marketplace to some of the world’s leading independent distributors, including Shattered Glass starring Hayden Christensen, Godsend starring Robert De Niro, Final Cut starring Robin Williams, Fierce People starring Diane Lane, and Happy Endings starring Lisa Kudrow and Maggie

Gyllenhaal. International sales are often pre-sold to cover a significant portion of the budget. We also act as sales agent to sell international rights for acquisitions where we acquire worldwide rights, which in the past year included House of 1000 Corpses directed by Rob Zombie and Cabin Fever directed by Eli Roth. We closed sales for various international rights at the 2004 Cannes Film Festival, including sales for our current in house productions Fierce People starring Diane Lane, Happy Endings directed by Don Roos and The Cookout starring Danny Glover and with Queen Latifah, as well as third party acquisitions, including Open Water, Saw, Waiting, and Hotel Rwanda (to be released domestically by MGM/ UA).

      Home Video Distribution. Our U.S. video distribution operation is branded to consumers as Lions Gate Home Entertainment and aims to exploit our filmed and television content library of approximately 6,200 motion picture titles and 1,800 television episodes. We have established a strong track record for building on the awareness generated from our theatrical releases, including the recent video release of our in-house productions Confidence, Wonderland and Shattered Glass and our acquisitions The Cooler, Cabin Fever and House of the Dead.

      In addition to our approximately 15 theatrical releases each year, we also acquire approximately 65 titles annually for direct-to-video distribution, adding approximately 80 films to our library each year. We also produce and acquire motion pictures that are not theatrically released, but have commercial potential in video and ancillary markets, including Devil’s Pond, starring Tara Reid, Quicksand starring Michael Keaton and Michael Cain and 29 Palms starring Rachel Leigh Cook and Chris O’Donnell. We distribute successful television product on video, including the Saturday Night Live product and the first and second seasons of the hit comedy series Will and Grace, both from NBC.

      We recently entered into an agreement with Marvel Enterprises, Inc. to distribute up to eight original animated DVD features based on certain of Marvel’s characters. We also have the right to exploit the pictures in other entertainment media domestically and internationally, including pay and free television and video-on-demand.

      We directly distribute to the rental market through Blockbuster, Inc., Hollywood Entertainment Corporation, Movie Gallery, Inc. and Rentrak Corporation. We also distribute or sell directly to mass merchandisers, such as Wal-Mart, K-Mart, Best Buy Co Inc., Target Corporation and Costco Wholesale Corporation, and others who buy large volumes of our videos and DVDs to sell directly to consumers. Sales to Wal-Mart account for just over 10% of our gross revenues, the loss of which could have a material adverse effect on us.

      Included in the acquisition of Artisan Entertainment, was the Family Home Entertainment division, which targets the youth audience, distributing such notable titles as four direct to video Barbie movies and the Hot Wheels movie for Mattel, The Rescue Heroes Movie and the Little People video series for Fisher Price, as well as the PBS series Clifford the Big Red Dog from Scholastic Entertainment. Upcoming releases include the new NICK Jr. series Miss Spider, a new CGI animated Inspector Gadget movie and an all new Care Bears movie.

      Pay and Free Television Distribution. We have approximately 450 titles in active distribution in the domestic cable, free and pay television markets. We sell our library titles and new product to most major cable channels. We also entered into an arrangement with Warner Home Entertainment for pay-per-view and video-on-demand distribution of Lions Gate Home Entertainment product. We also have an output deal with Showtime.

      Canadian Distribution. We operate a full service theatrical, video/ DVD and television distribution business in Canada. Until December 31, 2003, we partnered with TVA Films, Inc. in an equally owned joint venture that serviced each company’s motion picture and television product through all distribution media. We now distribute TVA Film’s product directly in Canada and expect to enter into a formal agreement solidifying this relationship in the near future.

      Following the acquisition of Artisan, we terminated Artisan’s output agreement with Alliance Atlantis, which granted Canadian distribution rights to all Artisan titles released in the United States. Consequently, we have Canadian distribution rights to future titles released, but Alliance Atlantis retained Canadian distribution rights for titles released before such termination, which rights extend for 18 years from the initial release date. We also assumed two Library Servicing Agreement with Alliance Atlantis that grants Canadian distribution rights with respect to Artisan’s existing library titles. These agreements expire on July 1, 2006 and November 9, 2004, with each subject to a six-month sell off period.

      Video-on-Demand. We own approximately 54% of CinemaNow, a company that distributes feature films on demand via the Internet. CinemaNow estimates that it streams and downloads over 2,000 motion pictures, delivering over five million streams and downloads to over three million users per month, using the Windows Media Player as its viewing platform. CinemaNow’s fee based, on demand selections are securely streamed using Microsoft’s Digital Rights Management. CinemaNow controls internet distribution rights to approximately 10,000 motion pictures from over 150 licensors, including distribution licenses with Fox, Warner Bros., MGM, Disney, Lions Gate, Tai Seng Video Marketing and Salvation motion picture libraries. CinemaNow makes select movies available through syndication partners including WindowsMedia.com, Netbroadcaster.com and numerous international distribution partnerships. CinemaNow also licenses its proprietary PatchBayTM technology, which is a suite of software capable of managing an online content distribution website, licensed by entities such as NHL.com. CinemaNow has completed three rounds of financing with investors including Microsoft, Blockbuster and Kipco.

Studio Facilities

      We own and operate Lions Gate Studios, a state-of-the-art film and television production studio with eight sound stages occupying nearly 14 acres in North Vancouver, British Columbia. We also lease two 17,000 square foot sound stages with accompanying office space at Eagle Creek Studios in Burnaby, British Columbia.

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

      Occupancy at both Lions Gate Studios and Eagle Creek has averaged above 90% over the last five years, with most of the major studios leasing space at one or both of the sites.

Intellectual Property

      We are currently using the trademarks “LIONS GATE HOME ENTERTAINMENT,” “ARTISAN HOME ENTERTAINMENT,” “FAMILY HOME ENTERTAINMENT” and “TRIMARK HOME VIDEO” in connection with our domestic home video distribution, “LIONS GATE FILMS,” “ARTISAN ENTERTAINMENT” and “TRIMARK PICTURES” in connection with films distributed domestically and licensed internationally and “LIONS GATE TELEVISION” and “TRIMARK TELEVISION” in connection with licenses to free, pay and cable television. The trademarks “LIONS GATE ENTERTAINMENT,” “LIONS GATE PICTURES,” “ARTISAN ENTERTAINMENT,” “FAMILY HOME ENTERTAINMENT” and “TRIMARK PICTURES” have been registered with the Commissioner of Patents and Trademarks in the United States. Additionally we have registered the trademark “TRIMARK ULTRA SPORTS” which is used in connection with our extreme sports video releases. We regard our trademarks as valuable assets and believe that our trademarks are an important factor in marketing our products.

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

Employees

      As of June 1, 2004 we had approximately 315 full-time employees and one regular part-time employee in our worldwide operations. We also hire additional employees on a picture-by-picture basis in connection with the production of our motion pictures and television programming. We believe that our employee and labour relations are good.

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

      The federal Film or Video Production Services Tax Credit, or FVPSTC, was introduced in 1997 to encourage the production in Canada of non-Canadian-content motion pictures and videos. The FVPSTC refunds 16% of the cost of qualifying Canadian labor expenditures. Assuming that Canadian labor expenditures generally represent approximately 50% of the total production budget, the FVPSTC may net applicants approximately 8% of total production costs.

      In addition to the federal tax credits, most provinces offer a form of refundable provincial tax credit for motion pictures and videos that are produced, in whole or in part, in the particular province. These tax credits range from 11% to 40% of eligible production costs. The applicable rate for any particular production will depend on a number of factors including the particular province in which the production occurs, whether the production meets provincial content requirements (where applicable), whether the production company meets the control requirements (where applicable) and whether the production is filmed in a specific location in a province that provides additional regional incentives.

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

      For financial information about our government incentives for each of the last three fiscal years, refer to the consolidated financial statements note 15 — Government Assistance.

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

      We have reported operating income for fiscal years 2000, 2001 and 2003 and operating losses for fiscal years 2002 and 2004. We have reported net income for fiscal years 2001 and 2003 of $5.8 million and $1.1 million, respectively, and net losses for fiscal years 2000, 2002 and 2004. Our accumulated deficit was $201.3 million at March 31, 2004. We cannot assure you that we will operate profitably, and if we do not, we may not be able to meet our debt service requirements, working capital requirements, capital expenditure plans, anticipated production slate, acquisition and releasing plans or other cash needs. Our inability to meet those needs could have a material adverse effect on our business, results of operations and financial condition.

We face substantial capital requirements and financial risks.

      Our business requires a substantial investment of capital. The production, acquisition and distribution of motion pictures and television programs require a significant amount of capital. A significant amount of time may elapse between our expenditure of funds and the receipt of commercial revenues from or government contributions to our motion pictures or television programs. This time lapse requires us to fund a significant portion of our capital requirements from our revolving credit facility and from other financing sources. Although we intend to continue to reduce the risks of our production exposure through financial contributions from broadcasters, distributors, tax shelters, government and industry programs and other studios, we cannot assure you that we will continue to implement successfully these arrangements or that we will not be subject to substantial financial risks relating to the production, acquisition, completion and release of future motion pictures and television programs. If we increase (through internal growth or acquisition) our production slate or our production budgets, we may be required to increase overhead, make larger up-front payments to talent and consequently bear greater financial risks. Any of the foregoing could have a material adverse effect on our business, results of operations and financial condition.

      Our substantial leverage could adversely affect our financial condition. We are highly leveraged and expect to continue to be highly leveraged. Our primary source of capital is our new $350 million credit facility with JPMorgan. The amount we have available to borrow under this facility depends upon our borrowing base, which in turn depends on the value of our existing library of films and television programs, as well as accounts receivable and cash held in collateral accounts. If several of our larger motion picture productions are commercial failures or our library declines in value, our borrowing base could decrease. Such a decrease could have a material adverse effect on our business, results of operations and financial condition. For example, it could:

•	require us to dedicate a substantial portion of our cash flow to the repayment of our indebtedness, reducing the amount of cash flow available to fund motion picture and television production, distribution and other operating expenses;

•	limit our flexibility in planning for or reacting to downturns in our business, our industry or the economy in general;

•	limit our ability to obtain additional financing, if necessary, for operating expenses, or limit our ability to obtain such financing on terms acceptable to us; and

•	limit our ability to pursue strategic acquisitions and other business opportunities that may be in our best interests.

      Our credit facility contains certain covenants and financial tests that limit the way we conduct business. Our credit facility contains various covenants limiting our ability to incur or guarantee additional indebtedness, pay dividends and make other distributions, pre-pay any subordinated indebtedness, make investments and other restricted payments, make capital expenditures, make acquisitions and sell assets. These covenants may prevent us from raising additional financing, competing effectively or taking advantage of new business opportunities. Under our credit facility, we are also required to maintain specified financial ratios and satisfy certain financial tests. If we cannot comply with these covenants or meet these ratios and other tests, it could result in a default under our credit facility, and unless we are able to negotiate an amendment, forbearance or waiver, we could be required to repay all amounts then outstanding, which could have a material adverse effect on our business, results of operations and financial condition.

      Borrowings under our credit facility also are secured by liens on substantially all of our assets and the assets of our subsidiaries. If we are in default under one of these credit facilities, the lenders could foreclose upon all or substantially all of our assets and the assets of our subsidiaries. We cannot assure you that we will generate sufficient cash flow to repay our indebtedness, and we further cannot assure you that, if the need arises, we will be able to obtain additional financing or to refinance our indebtedness on terms acceptable to us, if at all. Any such failure to obtain financing could have a material adverse effect on our business, results of operations and financial condition.

      Budget overruns may adversely affect our business. Our business model requires that we be efficient in the production of our motion pictures and television programs. Actual motion picture and television production costs often exceed their budgets, sometimes significantly. The production, completion and distribution of motion pictures and television productions are subject to a number of uncertainties, including delays and increased expenditures due to creative differences among key cast members and other key creative personnel or other disruptions or events beyond our control. Risks such as death or disability of star performers, technical complications with special effects or other aspects of production, shortages of necessary equipment, damage to film negatives, master tapes and recordings or adverse weather conditions may cause cost overruns and delay or frustrate completion of a production. If a motion picture or television production incurs substantial budget overruns, we may have to seek additional financing from outside sources to complete production. We cannot make assurances regarding the availability of such financing on terms acceptable to us, and the lack of such financing could have a material adverse effect on our business, results of operations and financial condition.

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

      Revenues and results of operations are difficult to predict and depend on a variety of factors. Our revenues and results of operations depend significantly upon the commercial success of the motion pictures and television programming that we distribute, which cannot be predicted with certainty. Accordingly, our revenues and results of operations may fluctuate significantly from period to period, and the results of any one period may not be indicative of the results for any future periods. In recent years, our revenues and results of operations have been significantly impacted by the success of critically acclaimed and award winning films, including Academy Award winners and nominees. We cannot assure you that we will manage the production, acquisition and distribution of future motion pictures as successfully as we have done with these recent critically acclaimed and award winning films or that we will produce or acquire motion pictures that will receive similar critical acclaim or perform as well commercially, which could have a material adverse effect on our business, results of operations and financial condition.

      We lack output agreements with cable and broadcast channels. We had an agreement with one cable broadcast channel to exhibit our films, but that agreement does not cover films released theatrically after 2003. As a result of the acquisition of Artisan, we have an output arrangement with another cable broadcast channel that will cover some but not all of our films that are theatrically released through December 31, 2008. While similar broadcasters exhibit our films, they license such rights on a film-by-film, rather than an output, basis. We cannot assure you that we will be able to secure other output agreements on acceptable terms, if at all. Without multiple output agreements that typically contain guaranteed minimum payments, our revenues may be subject to greater volatility, which could have a material adverse effect on our business, results of operations and financial condition.

      Our revenue sharing agreements might not be renewed. Our principal revenue sharing agreements with respect to the distribution of our library on home video and DVD expire in August and December 2004. We are currently in the advanced stages of negotiations to extend both agreements and expect to execute such extensions before the agreements expire. However, the failure to renew these agreements on similar terms could have a material adverse effect on our business, results of operations and financial condition.

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

      Our revenues and results of operations are vulnerable to currency fluctuations. We report our revenues and results of operations in U.S. dollars, but a significant portion of our revenues is earned outside of the United States. Our principal currency exposure is between Canadian and U.S. dollars, although this exposure is partially mitigated through the structuring of our revolving credit facility as a Canadian dollar facility and a U.S. dollar facility and we also enter into forward foreign exchange contracts to hedge future production expenses denominated in Canadian dollars. Each facility is borrowed and repaid in the respective country of origin, in local currency. We cannot accurately predict the impact of future exchange rate fluctuations between the Canadian dollar and the U.S. dollar or other foreign currencies on revenues and operating margins, and fluctuations could have a material adverse effect on our business, results of operations and financial condition.

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

Revenue earned by title in the current period

Estimated total revenues by title

      We regularly review, and revise when necessary, our total revenue estimates on a title-by-title basis. This review may result in a change in the rate of amortization and/or a write-down of the film or television asset to its estimated fair value. Results of operations in future years depend upon our amortization of our film and television costs. Periodic adjustments in amortization rates may significantly affect these results. In addition, we are required to expense film advertising costs as incurred, but are also required to recognize the revenue from any motion picture or television program over the entire revenue stream expected to be generated by the individual picture or television program.

Failure to manage future growth may adversely affect our business.

      We are subject to risks associated possible acquisitions, business combinations, or joint ventures. From time to time we engage in discussions and activities with respect to possible acquisitions, business combinations, or joint ventures intended to complement or expand our business. We may not realize the anticipated benefit from any of the transactions we are pursuing. Regardless of whether we consummate any such transaction, the negotiation of the potential transaction as well as the integration of the acquired business could require us to incur significant costs and cause diversion of management’s time and resources. Any such transaction could also result in impairment of goodwill and other intangibles, development write-offs and other related expenses. Any of the foregoing could have a material adverse effect on our business, results of operations and financial condition.

      We may be unable to integrate any business that we acquire or have acquired or with which we combine or have combined. Integrating any business that we acquire or have acquired or with which we combine or have combined, including a company the size of Artisan, may be distracting to our management and disruptive to our business and may result in significant costs to us. We may face challenges in consolidating functions and integrating procedures, information technology and accounting systems, personnel and operations in a timely and efficient manner. If any such integration is unsuccessful, or if the integration takes longer than anticipated, there could be a material adverse effect on our business, results of operations and financial condition. We may have difficulty managing the combined entity in the short term if we experience a significant loss of management personnel during the transition period after the acquisition.

      Claims against us relating to any acquisition or business combination may necessitate our seeking claims against the seller for which the seller may not indemnify us or that may exceed the seller’s indemnification obligations. There may be liabilities assumed in any acquisition or business combination, including our recent acquisition of Artisan, that we did not discover or that we underestimated in the course of performing our due diligence investigation. Although a seller generally will have indemnification obligations to us under an acquisition or merger agreement, these obligations usually will be subject to financial limitations, such as general deductibles and maximums, as well as time limitations. We cannot assure you that our right to indemnification from any seller will be enforceable, collectible or sufficient in amount, scope or duration to fully offset the amount of any undiscovered or underestimated liabilities that we may incur. Any such liabilities, individually or in the aggregate, could have a material adverse effect on our business, results of operations and financial condition.

      We may not be able to obtain additional funding to meet our requirements. Our ability to grow through acquisitions, business combinations and joint ventures, to maintain and expand our development, production and distribution of motion pictures and television programs and to fund our operating expenses depends upon our ability to obtain funds through equity financing, debt financing (including credit facilities) or the sale or syndication of some or all of our interests in certain projects or other assets. If we do not have access to such financing arrangements, and if other funding does not become available on terms acceptable to us, there could be a material adverse effect on our business, results of operations and financial condition.

If we fail to maintain an effective system of internal controls or fail to implement changes to address reportable conditions, we may not be able to report our financial results accurately.

      Effective internal controls are necessary for us to provide reliable financial reports. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. For example, following the fiscal 2004 audit, our independent auditors reported to our Audit Committee certain matters involving internal controls that our independent auditors considered to be reportable under standards established by the American Institute of Certified Public Accountants. The reportable conditions generally related to the March 31, 2004 financial close process, including financial statement account analysis.

Management is actively working to assess and correct the conditions reported by our auditors and we plan to implement certain enhancements that we believe will address the issues identified above. However, failure to implement and maintain an effective system of internal controls could have a material adverse effect on our business, results of operation and financial condition.

Our ability to exploit our filmed and television content library may be limited.

      A significant portion of our filmed and television content library revenues comes from a small number of titles. We depend on a limited number of titles for the majority of the revenues generated by our filmed and television content library. In addition, many of the titles in our library are not presently distributed and generate substantially no revenue. If we cannot acquire new product and the rights to popular titles through production, distribution agreements, acquisitions, mergers, joint ventures or other strategic alliances, it could have a material adverse effect on our business, results of operations and financial condition.

      We are limited in our ability to exploit a portion of our filmed and television content library. Our rights to the titles in our filmed and television content library vary; in some cases we have only the right to distribute titles in certain media and territories for a limited term. The titles in Artisan’s library are in many cases subject to similar limitations, including 3,000 titles, of which the largest revenue generator is It’s a Wonderful Life, that expire in November 2005. Revenues generated from these 3,000 expiring titles were approximately $19 million during the twelve months ended March 31, 2004, which includes revenues generated pre and post acquisition of Artisan. We cannot assure you that we will be able to renew expiring rights or that any such renewal will be on acceptable terms. Any such failure could have a material adverse effect on business, results of operations and financial condition.

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

      Licensed distributors’ failure to promote our programs may adversely affect our business. Licensed distributors’ decisions regarding the timing of release and promotional support of our motion pictures, television programs and related products are important in determining the success of these pictures, programs and products. As with most companies engaging in licensed distribution, we do not control the timing and manner in which our licensed distributors distribute our motion pictures or television programs. Any decision by those distributors not to distribute or promote one of our motion pictures, television programs or related products or to promote our competitors’ motion pictures, television programs or related products to a greater extent than they promote ours could have a material adverse effect on our business, results of operations and financial condition.

      We could be adversely affected by strikes or other union job actions. The motion picture and television programs that we produce generally employ actors, writers and directors who are members of the Screen Actors Guild, Writers Guild of America and Directors Guild of America, pursuant to industry-wide collective bargaining agreements. The collective bargaining agreement with the Writers Guild of America has expired. Periodic negotiations for a new agreement continue to take place and the members of the Writers Guild of America have continued to work without a collective bargaining agreement. However, until a new agreement is reached there is an increased likelihood of a strike or lockout. The collective bargaining agreement with the Screen Actors Guild was set to expire on June 30, 2004, but has been extended until June 30, 2005. The Directors Guild of America collective bargaining agreement expires on June 30, 2005. Many productions also employ members of a number of other unions, including, without limitation, the International Alliance of Theatrical and Stage Employees, the International Brotherhood of Teamsters and the Alliance of Canadian Cinema, Television and Radio Artists. The collective bargaining agreement with Teamsters Local 399, which represents a significant number of persons within the motion picture and television industry, expires on July 31, 2004, and the collective bargaining agreement with the International Alliance of Theatrical and Stage Employees expires on July 31, 2006. A strike by, or a lockout of, one or more of the unions that provide personnel essential to the production of motion pictures or television programs could delay or halt our ongoing production activities. Such a halt or delay, depending on the length of time, could cause a delay or interruption in our release of new motion pictures and television programs, which could have a material adverse effect on our business, results of operations and financial condition.

We face substantial competition in all aspects of our business.

      We are smaller and less diversified than many of our competitors. As an independent distributor and producer, we constantly compete with major U.S. and international studios. Most of the major U.S. studios are part of large diversified corporate groups with a variety of other operations, including television networks and cable channels, that can provide both the means of distributing their products and stable sources of earnings that may allow them better to offset fluctuations in the financial performance of their motion picture and television operations. In addition, the major studios have more resources with which to compete for ideas, storylines and scripts created by third parties as well as for actors, directors and other personnel required for production. The resources of the major studios may also give them an advantage in acquiring other businesses or assets, including film libraries, that we might also be interested in acquiring. The foregoing could have a material adverse effect on our business, results of operations and financial condition.

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

      The limited supply of motion picture screens compounds this product oversupply problem. Currently, a substantial majority of the motion picture screens in the U.S. typically are committed at any one time to only

10 to 15 films distributed nationally by major studio distributors. In addition, as a result of changes in the theatrical exhibition industry, including reorganizations and consolidations and the fact that major studio releases occupy more screens, the number of screens available to us when we want to release a picture may decrease. If the number of motion picture screens decreases, box office receipts, and the correlating future revenue streams, such as from home video and pay and free television, of our motion pictures may also decrease, which could have a material adverse effect on our business, results of operations and financial condition.

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

      We distribute motion picture and television productions outside the United States and Canada through third party licensees and derive revenues from these sources. As a result, our business is subject to certain risks inherent in international business, many of which are beyond our control. These risks include:

•	changes in local regulatory requirements, including restrictions on content;

•	changes in the laws and policies affecting trade, investment and taxes, including laws and policies relating to the repatriation of funds and to withholding taxes;

•	differing degrees of protection for intellectual property;

•	instability of foreign economies and governments;

•	cultural barriers;

•	wars and acts of terrorism; and

•	the spread of severe acute respiratory syndrome, or SARS.

      Any of these factors could have a material adverse effect on our business, results of operations and financial condition.

Protecting and defending against intellectual property claims may have a material adverse effect on our business.

      Our ability to compete depends, in part, upon successful protection of our intellectual property. We do not have the financial resources to protect our rights to the same extent as major studios. We attempt to protect proprietary and intellectual property rights to our productions through available copyright and trademark laws and licensing and distribution arrangements with reputable international companies in specific territories and media for limited durations. Despite these precautions, existing copyright and trademark laws afford only limited practical protection in certain countries. We also distribute our products in other countries in which there is no copyright or trademark protection. As a result, it may be possible for unauthorized third parties to copy and distribute our productions or certain portions or applications of our intended productions, which could have a material adverse effect on our business, results of operations and financial condition.

      Litigation may also be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, or to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. Any such litigation could result in substantial costs and the diversion of resources and could have a material adverse effect on our business, results of operations and financial condition. We cannot assure you that infringement or invalidity claims will not materially adversely affect our business, results of operations and financial condition. Regardless of the validity or the success of the assertion of these claims, we could incur significant costs and diversion of resources in enforcing our intellectual property rights or in defending against such claims, which could have a material adverse effect on our business, results of operations and financial condition.

Piracy of motion pictures, including digital and internet piracy, may reduce the gross receipts from the exploitation of our films.

      Motion picture piracy is extensive in many parts of the world, including South America, Asia, the countries of the former Soviet Union and other former Eastern bloc countries. Additionally, as motion pictures begin to be digitally distributed using emerging technologies such as the internet and online services, piracy could become more prevalent, including in the U.S., because digital formats are easier to copy. As a result, users can download and distribute unauthorized copies of copyrighted motion pictures over the internet. In addition, there could be increased use of devices capable of making unauthorized copies of motion pictures. As long as pirated content is available to download digitally, many consumers may choose to download such pirated motion pictures rather than pay to view motion pictures. Piracy of our films may adversely impact the gross receipts received from the exploitation of these films, which could have a material adverse effect on our business, results of operations and financial condition.

Our business involves risks of liability claims for media content, which could adversely affect our business, results of operations and financial condition.

      As a distributor of media content, we may face potential liability for:

•	defamation;

•	invasion of privacy;

•	negligence;

•	copyright or trademark infringement; and

•	other claims based on the nature and content of the materials distributed.

      These types of claims have been brought, sometimes successfully, against producers and distributors of media content. Any imposition of liability that is not covered by insurance or is in excess of insurance coverage could have a material adverse effect on our business, results of operations and financial condition.

A litigation claim exists that if resolved adversely to us could have a material adverse effect on us.

      We are currently involved in an arbitration proceeding relating to our distribution of a motion picture. The plaintiff alleges that we did not release the film in accordance with the contract and has claimed damages for up to $35 million. We denied these allegations and maintain that we acted within our rights. Closing arguments were held in October 2003. The arbitrator rendered an award in favor of the claimant for $0.3 million that we paid in December 2003. We received a petition to vacate the arbitration award from the plaintiff, which motion was heard on May 17, 2004 and denied. The plaintiff has the right to file an appeal within 45 days from such ruling. If the appeal is granted, the matter is retried and we fail to prevail as we did in the first hearing on the key issues, this matter could have a material adverse effect on our business, results of operation and financial condition.

We may lose certain benefits by failing to meet certain Canadian regulatory requirements.

      We may lose investment funds, tax credits and other benefits if we fail to meet Canadian regulatory requirements. Certain programs that we produce are contractually required to be “Canadian content” programs in accordance with the requirements established from time to time by the Canadian Radio-

Television and Telecommunications Commission, or CRTC, the Canadian Audio-Visual Certification Office, the Income Tax Act (Canada) and the regulations thereunder. If a program does not qualify under the applicable requirements, we would be in default of our commitments made in connection with these contracts. Any default on these commitments could result in the reduction or elimination of license fees from the Canadian broadcasters, reduced or eliminated government incentives and/or future ineligibility for Canadian government incentive programs.

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

      For our motion picture and television productions to continue to qualify for several refundable tax credits, we must remain Canadian-controlled pursuant to the Investment Canada Act (Canada), or ICA, among other statutory requirements. The ICA is administered by the Minister of Industry and, in the case of investments that are cultural in nature, by the Minister of Canadian Heritage. The ICA contains rules, the application of which determines whether an entity (as the term is defined in the ICA) is Canadian-controlled. Under these rules, an entity is presumed to be a non-Canadian in certain circumstances, including where Canadians own less than a majority of voting interests of an entity. This presumption may be rebutted, for example, if a corporation establishes that it is not controlled in fact through the ownership of its voting interests and that two-thirds of the members of its board of directors are Canadians.

      Although we believe we are currently a Canadian-controlled entity under the ICA, there can be no assurance that the Minister of Canadian Heritage will not determine that we are out of compliance with the ICA, or that events beyond our control will not result in our ceasing to be Canadian-controlled pursuant to the ICA. The ICA provides the Minister of Canadian Heritage with discretion to make a determination that an entity engaged in a business activity prescribed under the ICA as relating to Canada’s cultural heritage or national identity (which includes a business engaged in the production, distribution, sale or exhibition of film or video products, hereinafter referred to as a “cultural business”) is not a Canadian-controlled entity, if the Minister is satisfied, after considering any information or evidence submitted by the entity or otherwise made available to the Minister or the Director of Investments, that the entity is controlled in fact by one or more non-Canadians. If we cease to be Canadian-controlled under the ICA, we would no longer qualify for or be entitled to access these refundable tax credits and other Canadian government and private motion picture industry incentives that are restricted to Canadian-controlled corporations, including the ability to produce under Canada’s official co-production treaties with other countries. We cannot predict the impact, if any, of a change in status on previously received tax credits.

      For all of the foregoing reasons, the loss of our Canadian status could have a material adverse effect on our business, results of operations and financial condition.

      We face other risks in obtaining production financing from private and other international sources. For some productions, we finance a portion of our production budgets from incentive programs from such agencies as Telefilm Canada, as well as international sources in the case of our international treaty co-productions. There can be no assurance that local cultural incentive programs that we may access in Canada and internationally, as a result of our Canadian-controlled status, will not be reduced, amended or eliminated. Any change in policies in connection with incentive programs may have an adverse impact on us. In addition, we could lose our ability to exploit such incentive programs in Canada if we cease to qualify as “Canadian.” Certain programs produced by us will be contractually required to be certified as “Canadian Film and Video Production.” If a program does not qualify for such certification, we would be in default on commitments made in connection with government incentive programs and licenses to broadcasters/ distributors. In addition, to the extent we do not qualify as “Canadian” as a result of a merger, an acquisition or an unconstrained share transfer to one or more non-Canadians, we would no longer qualify for such incentives/

tax credits and may be liable to repay certain benefits to the applicable authorities. The foregoing could have a material adverse effect on our business, results of operations and financial condition.

      An investment by non-Canadians in our business is potentially reviewable by the Minister of Canadian Heritage. Under the ICA, the Minister of Canadian Heritage has discretion to determine, after considering any information or evidence submitted by the entity or otherwise made available to the Minister or the Director of Investments, that an investment by a non-Canadian in a cultural business may constitute an acquisition of control by that non-Canadian, notwithstanding the provisions in the ICA that state that certain investments do not or may not constitute an acquisition of control that would require notification or review under the ICA. In the event that the Minister of Canadian Heritage exercises discretion and deems an investment by a non-Canadian in a cultural business to be an acquisition of control, the investment is potentially subject to notification and/or review. If the investment is subject to review, the Minister must be satisfied that the investment is likely to be of net benefit to Canada. Such a determination is often accompanied by requests that the non-Canadian provide undertakings supportive of Canadian cultural policy. These undertakings may, in some circumstances, include a request for financial support of certain initiatives. The determination by the Minister of whether a proposed investment is of net benefit to Canada also includes consideration of sector specific policies of the Canadian federal government. One such policy prohibits takeovers of Canadian owned and controlled film distribution businesses by non-Canadians. This prohibition is not contained in the ICA nor in the regulations made under the ICA, but is a separate foreign investment policy relating to the Canadian film distribution sector. If an investment by a non-Canadian in our business is deemed by the Minister to be an acquisition of control and ultimately subject to review, the current policy of the Canadian federal government prohibiting the takeover of a Canadian owned and controlled film distribution business would be applied in the context of the Minister’s determination of whether the proposed investment would be of net benefit to Canada, with the result that the Company’s film distribution business in Canada may have to be divested to a Canadian purchaser, which could have a material adverse effect on our business, results of operations and financial condition.

      A failure to meet Canadian programming restrictions may decrease the time slots or amount of license fees and incentive programs available to us. Canadian broadcasters, including all conventional, specialty and television services, are typically required, as a condition of their license, to broadcast significant minimum amounts of Canadian content programming on their overall schedule and in prime time. The CRTC enforces compliance with these requirements, and failure to comply can result in fines or in the revocation of a broadcaster’s license, or more restrictive terms on license renewal. The CRTC has issued detailed criteria that must be met for a television production to qualify as a “Canadian program.” The criteria require, among other things, that Canadians perform a minimum level of key creative functions and that specified minimum production costs be paid to Canadians or Canadian companies. If our productions cease to qualify as Canadian programs under existing CRTC regulations, or if these regulations should change on further review by the CRTC, we may find it more difficult to secure time slots in Canada for our productions, or the amount of the license fees we may generate in Canada may decrease if our programs do not qualify as Canadian programs. In addition, if our productions cease to meet minimum Canadian content requirements, we may be unable to access various federal and provincial motion picture and television incentive programs, including refundable tax credits, as discussed above. There could be a material adverse effect on our business, results of operations and financial condition if any change in the policies of the Canadian or provincial governments in connection with their incentive programs occurs.

Item 2.	Properties.

      Our corporate head office is located at 555 Brooksbank Avenue, North Vancouver, British Columbia and occupies approximately 600 square feet of space under a month to month agreement. Our principal executive offices are located at 555 Brooksbank Avenue and 2700 Colorado Avenue, Suite 200, Santa Monica, California, 90404, where we occupy approximately 49,000 square feet, including an approximately 4,000 square foot screening room. Our Canadian operations and financial personnel are located in leased space of 6,018 square feet expiring in 2006 in Toronto, Ontario.

      Our studios complex is located at 555 Brooksbank Avenue, North Vancouver, British Columbia and occupies an approximately 14-acre site in a landscaped setting. We own the land on which the facilities are situated, which is currently subject to mortgages under four separate term loans totaling $24,968,000 as of March 31, 2004. We also have a five year operating lease for 50,000 square feet with Eagle Creek Studios in Burnaby, British Columbia expiring in August of 2005.

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

Item 4.	Submission of Matters to a Vote of Security Holders.

      No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2004.

Executive Officers

      The following table provides information about our executive officers at June 22, 2004:

Name	Position	Age

Jon Feltheimer	Chief Executive Officer	52
Mark Amin	Vice Chairman	54
Greg Arvesen	Chief Accounting Officer	52
Steve Beeks	President of Lions Gate Entertainment Inc.	47
Michael Burns	Vice Chairman	45
James Keegan	Chief Administrative Officer and Chief Financial Officer	46
Wayne Levin	Executive Vice President, Corporate Operations and General Counsel	41
André Link	President and Chairman of the Board	71
Marni Wieshofer	Executive Vice President, Corporate Development	41

      Jon Feltheimer. Mr. Feltheimer became a director in January 2000 and has been our Chief Executive Officer since March 2000. From 1997 to 1999, Mr. Feltheimer served as Executive Vice President of Sony Pictures Entertainment.

      Mark Amin. Mr. Amin has been our Vice Chairman since October 2000. From 1984 to October 2000, Mr. Amin served as Chief Executive Officer or Chairman of Trimark Holdings, Inc., which he founded. Since 1998 Mr. Amin has been Chairman of CinemaNow, Inc. and since 2001 the owner and Chief Executive Officer of Sobini Films. Mr. Amin became a director in October 2000.

      Greg Arvesen. Mr. Arvesen has been our Chief Accounting Officer since December 2003. Previously, Mr. Arvesen was Chief Financial Officer of Artisan Entertainment Inc., (“Artisan Entertainment”) a position he had held since March 2003. From July 2002 to December 2003, Mr. Arvesen was Executive Vice President and Chief Accounting Officer of Artisan Entertainment. From October 2003 to July 2002, Mr. Arvesen was

Senior Vice President, Finance for Artisan Entertainment. Mr. Arvesen was Vice President, Finance at Artisan Entertainment from May 1999 to October 2000.

      Steven Beeks. Mr. Beeks has been the President of Lions Gate Entertainment Inc., our wholly-owned subsidiary, since December 2003. From January 1998 until December 2003, Mr. Beeks served as President of Artisan Home Entertainment..

      Michael Burns. Mr. Burns has been our Vice Chairman since March 2000. From 1991 to March 2000, Mr. Burns served as Managing Director and Head of Prudential Securities Inc.’s Los Angeles Investment Banking Office. Mr. Burns became a director in August 1999. Mr. Burns is Chairman and a director of Novica.com.

      James Keegan. Mr. Keegan has been our Chief Administrative Officer since April 2002 and our Chief Financial Officer since September 2002. From September 1998 to April 2002, Mr. Keegan was the Chief Financial Officer of Artisan. From April 1989 to March 1990, he was Controller of Trimark Holdings, Inc. and from March 1990 to August 1998, he was the Chief Financial Officer of Trimark Holdings, Inc.

      Wayne Levin. Mr. Levin has been our Executive Vice President, Corporate Operations since February 2004. Previously, Mr. Levin had been our Executive Vice President, Legal and Business Affairs since November 2000. Mr. Levin has been our General Counsel since November 2000. He worked for Trimark Holdings, Inc. from September 1996 to November 2000, first as Director of Legal and Business Affairs from 1996 to 1998 and then as General Counsel and Vice President from 1998 to 2000.

      André Link. Mr. Link has been our President since April 2000 and our Chairman since May 2003. Since 1962, Mr. Link has been Chief Executive Officer of Lions Gate Films Corp. Mr. Link has been a director since November 1997.

      Marni Wieshofer. Ms. Wieshofer has been our Executive Vice President, Corporate Development since September 2002. From April 1999 until September 2002 Ms. Wieshofer served as our Chief Financial Officer. From February 1999 to April 1999, Ms. Wieshofer was our Vice President, Finance. From October 1995 to January 1999, Ms. Wieshofer served as Vice President, Finance of Alliance Atlantis Communications Inc., an entertainment company.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Shareholder Matters.

      Our Common Stock is listed on the Toronto Stock Exchange, or the TSX, and the American Stock Exchange, or AMEX, and trades under the symbol “LGF.”

Toronto Stock Exchange

      The following table sets forth the range of high and low closing sale prices for our Common Stock, as reported by the TSX in Canadian dollars, for our two most recent fiscal years:

	High	Low

Year ended March 31, 2004
First Quarter	$3.02	$2.46
Second Quarter	4.42	2.85
Third Quarter	6.10	3.50
Fourth Quarter	8.55	5.75
Year ended March 31, 2003
First Quarter	$4.00	$2.85
Second Quarter	3.75	2.95
Third Quarter	3.40	2.75
Fourth Quarter	3.30	2.52

American Stock Exchange

      The following table sets forth the range of high and low closing sale prices for our Common Stock, as reported by AMEX in U.S. dollars, for our two most recent fiscal years:

	High	Low

Year ended March 31, 2004
First Quarter	$2.25	$1.80
Second Quarter	3.20	2.09
Third Quarter	4.65	2.72
Fourth Quarter	6.50	4.50
Year ended March 31, 2003
First Quarter	$2.49	$1.90
Second Quarter	2.37	1.98
Third Quarter	2.10	1.90
Fourth Quarter	2.09	1.75

Holders

      As of June 22, 2004, there were 96,039,442 shares issued and outstanding and 345 registered holders of our common shares.

Dividend Policy

      We have not paid any dividends on our outstanding common shares since our inception and do not anticipate doing so in the foreseeable future. The declaration of dividends on our common shares is restricted by our amended credit facility and is within the discretion of our board of directors and will depend upon the assessment of, among other things, our earnings, financial requirements and operating and financial condition. At the present time, given our anticipated capital requirements we intend to follow a policy of retaining earnings in order to finance further development of our business. We are also limited in our ability to pay dividends on our common shares by restrictions under the Company Act (British Columbia) relating to the sufficiency of profits from which dividends may be paid.

      On December 21, 1999, Lions Gate issued 13,000 shares of its 5.25% Convertible Redeemable Series A Preferred Shares. At March 31, 2003 11,830 Series A Preferred Shares were outstanding. In June 2003, the Company repurchased 8,040 Series A Preferred Shares at a per share purchase price of $2,250, or total purchase price of $18.1 million. The difference of $4.3 million, between the purchase price of the Series A Preferred Shares and the assigned value of the Series A Preferred Shares at the time of repurchase, represents a contribution by the preferred shareholders which accrues to the benefit of the remaining common shareholders and is classified on the consolidated balance sheet as contributed surplus. When the preferred shares were originally issued each holder of the preferred shares could convert all, but not less than all, of the preferred shares at any time into common shares at a rate of 1,000 common shares for each preferred share, subject to certain anti-dilution adjustments. In September 2003, the Shareholders approved a special resolution resolving that the preferred shares would be convertible into common shares at a rate of 1,109 common shares for each preferred share, subject to certain anti-dilution adjustments. During the year ended March 31, 2004, 1,804 preferred shares were converted by the preferred shareholders into 2,000,087 common shares at this amended rate. On or after January 1, 2003, the Company could convert the preferred shares, in whole or in part, to common shares on the same terms as the holders, subject to certain conditions. The Company exercised its right to convert the remaining 1,986 preferred shares to 2,201,870 common shares on February 27, 2004. At March 31, 2004 there were no preferred shares outstanding.

      Our Series A Preferred Shares were entitled to cumulative dividends, as and when declared by the board of directors, payable semi-annually on the last day of March and September of each year. At our option, the dividend was payable in cash or additional Series A Preferred Shares. On September 30, 2002, we declared and paid a cash dividend of $791,871, or $66.94 per share. On March 31, 2003, we declared and paid a cash dividend of $791,871, or $66.94 per share. On September 30, 2003, we declared and paid cash dividends of $253,693, or $66.94 per share. On March 31, 2004, we declared and paid cash dividends of $132,938 or $66.94 per share.

Securities Authorized for Issuance Under Equity Compensation Plans

      The information required by this item is contained under the caption “Equity Compensation Plan Information for 2004” in a definitive Proxy Statement, which we will file with the Securities and Exchange Commission no later than 120 days after March 31, 2004 (the “Proxy Statement”), and such information is incorporated herein by reference.

Recent Sales of Unregistered Securities

      On December 15, 2003, our board of directors resolved that the term of the our 5,525,000 share purchase warrants issued in December 1999 to purchasers of our Series A Preferred Shares would be extended by one year. The share purchase warrants will expire January 1, 2005 instead of January 1, 2004. Each share purchase warrant entitles the holder to purchase one common share at a price of $5.00.

      On December 8, 2003, in reliance on Rule 144A of the Securities Act of 1933, we completed the private placement with qualified institutional investors of an aggregate amount of $60 million of subsidiary Lions Gate Entertainment Inc.’s 4.875% Convertible Senior Subordinated Notes Due 2010. Such private placement includes guarantees by Lions Gate Entertainment Corp. The notes are convertible into Lions Gate’s common shares at a conversion ratio of 185.0944 shares per $1,000 principal amount of notes and contain certain redemption and repurchase rights.

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

      Our consolidated financial statements have been prepared in accordance with Canadian GAAP that conforms, in all material respects, with U.S. GAAP, except as described in the notes to the financial statements (specifically, note 20 of the notes to consolidated financial statements beginning on page F-36). As described more specifically in those notes and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below, the differences between Canadian GAAP and U.S. GAAP cause adjustments in statement of operations data (including revenues and income (loss)) and balance sheet data (including shareholders’ equity).

      The consolidated financial information included in this report is expressed in U.S. dollars. Commencing with the period beginning April 1, 2002, our consolidated financial statements are presented in U.S. dollars, as a substantial component of our operations are domiciled in the U.S. and the principal market for trading of our common shares is the American Stock Exchange. Prior to April 1, 2002, our consolidated financial statements were presented in Canadian dollars and have been converted to U.S. dollars for presentation in this report. The U.S. dollar and the Canadian dollar are the functional currencies of the Company’s U.S. and Canadian based businesses, respectively. Assets and liabilities denominated in currencies other than U.S. dollars are translated at exchange rates in effect at the relevant balance sheet date. Revenue and expense items denominated in currencies other than U.S. dollars are translated at the average rate of exchange for the relevant period. Any resulting foreign exchange translation gains and losses are recorded as a separate component of shareholders’ equity. You should read the following selected consolidated financial data together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included in this report.

      The Selected Consolidated Financial Data below includes the results of Artisan from December 16 onwards. Due to the merger, the Company’s results of operations for the year ended March 31, 2004 and financial position as at March 31, 2004 are not directly comparable to the its results and financial position for other reporting periods.

	Year Ended March 31,

	2004	2003	2002	2001	2000

Statement of Operations Data:
Revenues	$384,891	$293,073	$270,255	$187,650	$184,361
Expenses:
Direct operating	191,849	155,369	160,733	105,057	152,064
Distribution and marketing	207,065	87,752	74,011	34,426	—
General and administration	43,706	32,252	34,668	25,073	21,334
Write-down of animation assets	18,071	—	—	—	—
Severance and relocation costs	5,575	—	—	—	1,154
Write-down of other assets	3,621	—	—	—	—
Depreciation and amortization	5,003	4,379	3,728	4,641	4,091

Total expenses	474,890	279,752	273,140	169,197	178,643

Operating Income (Loss)	(89,999)	13,321	(2,885)	18,453	5,718

Other Expense (Income):
Interest	15,758	10,239	9,828	7,716	3,171
Minority interests	(9,794)	45	1,221	586	889
Unusual losses	—	—	1,351	—	—

Total other expenses, net	5,964	10,284	12,400	8,302	4,060

Income (Loss) Before Gain on Dilution of a Subsidiary, Write-down and Equity Interests and Income Taxes	(95,963)	3,037	(15,285)	10,151	1,658
Gain on dilution of investment in a subsidiary	—	—	2,186	—	—
Write-down in investments subject to significant influence	—	—	(13,408)	—	—
Other equity interests	(300)	(1)	(1,134)	(1,021)	108

Income (Loss) Before Income Taxes	(96,263)	3,036	(27,641)	9,130	1,766
Income taxes	2,091	(1,910)	(321)	2,190	(1,357)

	Year Ended March 31,

	2004	2003	2002	2001	2000

Net Income (Loss) From Continuing Operations	(94,172)	1,126	(27,962)	11,320	409
Loss from discontinued operation	—	—	(18,997)	(5,517)	(4,006)

Net Income (Loss)	(94,172)	1,126	(46,959)	5,803	(3,597)
Dividends on Series A preferred shares	(387)	(1,584)	(1,592)	(1,660)	(402)
Accretion on Series A preferred shares	(1,127)	(2,049)	(2,089)	(2,071)	(494)

Net Income (Loss) Available to Common Shareholders	$(95,686)	$(2,507)	$(50,640)	$2,072	$(4,493)

Basic and Diluted Income (Loss) Per Common Share	$(1.35)	$(0.06)	$(1.18)	$0.06	$(0.15)
Weighted average number of shares used in the computation of net loss per share	70,656	43,232	42,753	36,196	30,665
In accordance with U.S. GAAP:
Revenues	$384,891	$273,685	$237,004	$175,563	$168,058
Net Loss for the Year	$(93,308)	$(1,423)	$(43,271)	$(34,866)	$(1,701)
Basic and Diluted Loss Per Common Share	$(1.36)	$(0.10)	$(1.08)	$(1.04)	$(0.09)

	Year Ended March 31,

	2004	2003	2002	2001	2000

Other Data:
Cash flow provided by (used in) operating activities	$(106,582)	$12,491	$(60,712)	$(34,131)	$(28,989)
Cash flow provided by (used in) financing activities	256,521	(16,021)	54,835	54,544	29,056
Cash flow provided by (used in) investing activities	(149,775)	4,463	7,340	(29,688)	(4,349)
Balance Sheet Data (at end of period):
Cash and cash equivalents	6,961	7,440	6,641	6,652	13,304
Accounts receivable	125,075	88,272	110,305	103,186	74,061
Investment in films and television programs	400,933	206,275	181,002	142,178	88,571
Total assets	752,766	386,546	381,984	370,200	277,338
Bank loans	324,700	130,921	143,734	101,354	9,615
Production loans	8,141	20,339	23,941	15,254	28,866
Subordinated notes	48,484	—	—	—	—
Debt	35,230	54,379	47,400	41,862	28,016
Shareholders’ equity	86,827	74,717	75,394	124,843	142,414

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

      We are an independent producer and distributor of film and television entertainment content. We release approximately 15 motion pictures theatrically per year. Our theatrical releases include films we produce in-house and films we acquire from third parties. We also have produced approximately 150 hours of television programming on average each of the last four years. Our disciplined approach to production, acquisition and distribution is designed to maximize our profit by balancing our financial risks against the probability of commercial success of each project. We distribute our library of approximately 6,200 motion picture titles and 1,800 television episodes directly to retailers, video rental stores, pay and free television channels and indirectly to international markets through third parties. We also own a majority interest in CinemaNow, an internet video-on-demand provider, and own and operate a film and television production studio. On December 15, 2003, we completed our acquisition of Artisan Entertainment Inc., or Artisan, which added a diversified motion picture, family and home entertainment company to our company. The fully integrated distribution network we acquired from Artisan includes direct-to-store distribution capabilities and output agreements with pay television and pay-per-view providers.

      Our revenues are derived from the following business segments:

•	Motion Pictures, which includes Theatrical, Home Entertainment, Television and International Distribution. Theatrical revenues are derived from the domestic theatrical release of motion pictures in North America. Home entertainment revenues are derived from the sale of video and DVD releases of our own productions and acquired films, including theatrical releases and direct-to-video releases. Television revenues are primarily derived from the licensing of our productions and acquired films to the domestic cable, free and pay television markets. International revenues are derived from the licensing of our productions and acquired films to international markets on a territory-by-territory basis.

•	Television, which includes the licensing to domestic and international markets of one-hour drama series, television movies and mini-series and non-fiction programming.

•	Animation, which includes an interest in CinéGroupe Corporation, a producer and distributor of animated feature films and television programming. As discussed in note 2 in our notes to our consolidated financial statements, effective January 1, 2004, CinéGroupe is no longer consolidated with our financial results.

•	Studio Facilities, which includes Lions Gate Studios and the leased facility Eagle Creek Studios, which derive revenue from rental of sound stages, production offices, construction mills, storage facilities and lighting equipment to film and television producers.

      Our primary operating expenses include the following:

•	Direct Operating Expenses, which include amortization of production or acquisition costs, participation and residual expenses.

•	Distribution and Marketing Expenses, which primarily include the costs of theatrical “prints and advertising” and of video and DVD duplication and marketing.

•	General and Administration Expenses, which include salaries and other overhead.

      The functional currency of our business, based on the economic environment in which we primarily generate and expend cash, is the Canadian dollar and the U.S. dollar for the Canadian and U.S.-based businesses, respectively. Commencing with the period beginning April 1, 2002, consolidated financial statements are presented in U.S. dollars, as a substantial component of our operations are domiciled in the U.S. and the principal market for trading of our common shares is the American Stock Exchange. Selected consolidated financial statements in this report have been restated in U.S. dollars for periods prior to April 1, 2002. In accordance with generally accepted accounting principles in both Canada and the U.S., the financial statements of Canadian-based companies are translated for consolidation purposes using current exchange rates in effect on the balance sheet date and revenue and expenses translated at the average rate of exchange for the relevant period. Any resulting foreign exchange translation gains and losses are recorded as a separate component of shareholders’ equity.

Recent Developments

      Sales of Common Shares. In June 2003, the Company sold 16,201,056 common shares at a public offering price of $2.05 per share and received $31.2 million of net proceeds, after deducting underwriting discounts. The Company incurred offering expenses of $1.0 million. The Company used $18.1 million of the net proceeds to repurchase 8,040 Series A Preferred Shares at a per share purchase price of $2,250 and used the remaining net proceeds for repayment of bank loans and general business purposes.

      In October 2003, the Company sold 28,750,000 common shares at a public offering price of $2.70 per share and received $73.5 million of net proceeds, after deducting underwriting expenses. The Company incurred offering expenses of $0.5 million. The Company used net proceeds to finance the acquisition of Artisan, as referred to below, and for general business purposes.

      Issuance of Convertible Senior Subordinated Notes. In December 2003, Lions Gate Entertainment Inc., a wholly owned subsidiary of the Company, sold $60.0 million of 4.875% Convertible Senior Subordinated Notes (“Subordinated Notes”) with a maturity date of December 15, 2010. In December 2003, the Company received $57 million of net proceeds, after paying placement agents’ fees. The Company incurred offering expenses of $0.7 million. The Subordinated Notes are convertible, at the option of the holder, at any time prior to maturity into common shares of Lions Gate Entertainment Corp. at a conversion rate of 185.0944 shares per $1,000 principal amount of Subordinated Notes, which is equal to a conversion price of approximately $5.40 per share. The conversion feature is valued at $16.3 million, net of placement agents’ fees and offering costs, and is classified as contributed surplus. The Company used net proceeds to finance the acquisition of Artisan, as referred to below, and for general business purposes.

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

      Merger. On December 15, 2003, the Company acquired Film Holdings Co., the parent company of Artisan, an independent distributor and producer of film and entertainment content. Under the terms of the merger agreement, the Company acquired 100% of the shares of Film Holdings Co., by means of a merger of a subsidiary of the Company with and into Film Holding Co., pursuant to which Film Holdings Co. is the surviving corporation and a subsidiary of the Company. The purchase price of $168.8 million consists of $160 million in cash and direct transaction costs of $8.8 million. In addition, the Company assumed debt of $59.9 million and other obligations (including accounts payable and accrued liabilities, accrued participations and residuals costs and other advances) of $140.6 million. The purchase price of $168.8 million was allocated $34.3 million to net tangible and intangible assets acquired and $134.5 million to goodwill based on an estimation of the fair value of assets acquired and liabilities assumed. The consolidated financial statements and the management’s discussion and analysis of financial conditions and results included in this report on Form 10-K include the results of Artisan from December 16 onwards. Due to the merger, the Company’s results of operations for the year ended March 31, 2004 are not directly comparable to its results in other reporting periods.

      CinéGroupe. We have a 29.4% ownership interest and until December 22, 2003 majority voting power in CinéGroupe Corporation (together with its subsidiaries including Animation Cinépix Inc., “CinéGroupe”), a Canadian animation company. CinéGroupe was unable to meet its financial obligations in the ordinary course of business and, as a result, has sought protection from its creditors. Pursuant to a petition filed by CinéGroupe, the Superior Court of the District of Montreal issued on December 22, 2003, an Initial Order pursuant to the Companies’ Creditors Arrangement Act (“CCAA”). Pursuant to this order, all proceedings by CinéGroupe’s creditors are suspended. This order was subsequently renewed and extended such that CinéGroupe has until July 31, 2005 to file a plan of arrangement with its creditors or to ask the Court for another extension to do so. However, a current deadlock among CinéGroupe’s shareholders will likely prevent it from filing a plan. Consequently, Animation Cinépix Inc. (“Cinépix”), CinéGroupe’s principal shareholder and a significant creditor, has filed a plan in lieu of CinéGroupe. If the Court authorizes Cinépix to submit its plan to CinéGroupe’s creditors during the hearing scheduled to be held July 2, 2004, a meeting of CinéGroupe’s creditors will be called to vote on the plan. If the plan is approved during this meeting by a majority in number representing two-thirds in value of the creditors, or classes of creditors, the plan will then be presented to the Court for approval. If the plan is approved and implemented, CinéGroupe’s liabilities and obligations will be compromised in accordance with the plan, thereby allowing CinéGroupe to restructure. If no plan is filed, approved or implemented, CinéGroupe will then likely be declared bankrupt and/or be liquidated. CinéGroupe recorded a $10.0 million write-down in assets, primarily in investment in films and television programs which have become impaired during the nine months ended December 31, 2003. CinéGroupe’s write-down of animation assets is presented in the Company’s consolidated statements of operations together with a $8.1 million write-off of our convertible debentures and other receivables as discussed below. As a result of the CCAA filing, the Company determined that it no longer controls or has the ability to significantly influence CinéGroupe. Effective January 1, 2004, the Company deconsolidated the assets and liabilities of CinéGroupe and began accounting for CinéGroupe under the cost method of accounting. In addition, the Company wrote-off $8.1 million of convertible debentures and other receivables due from CinéGroupe which, as intercompany debentures and receivables, were previously eliminated in consolidation. At January 1, 2004 CinéGroupe had a net deficiency in shareholders’ equity, which was reflected in the Company’s statement of changes in shareholders’ equity as a reduction of $2.3 million to accumulated deficit upon the deconsolidation of CinéGroupe. At March 31, 2004, the Company’s net investment in CinéGroupe on the consolidated balance sheet was nil. The consolidated financial statements include CinéGroupe assets of nil and $55.1 million as of March 31, 2004 and 2003, respectively, CinéGroupe liabilities of nil and $37.7 million as of March 31, 2004 and 2003, respectively, and CinéGroupe revenues of $9.0 million, $28.2 million and $35.5 million for nine months ended December 31, 2003 and the years ended March 31, 2003 and 2002. The consolidated financial statements include the results of CinéGroupe for the nine months ended December 31, 2003 and for the years ended March 31, 2003 and 2002.

      Conversion of Series A Preferred Shares. The Company exercised its right to convert the remaining 1,986 preferred shares to common shares on February 27, 2004 at a conversion rate of 1,109 common shares per 1 Series A preferred share. At March 31, 2004 there were no Series A preferred shares outstanding.

      Exercise of Warrants. From March to June 28, 2004, 2,060,450 warrants were exercised and 2,060,450 common shares were issued. The Company received $10.3 million of proceeds.

Critical Accounting Policies

      The application of the following accounting policies, which are important to our financial position and results of operations, requires significant judgments and estimates on the part of management. For a summary of all of our accounting policies, including the accounting policies discussed below, see note 2 to our audited consolidated financial statements.

      Generally Accepted Accounting Principles. Our consolidated financial statements have been prepared in accordance with Canadian GAAP, which conforms, in all material respects, with U.S. GAAP, except as described in the notes to the financial statements. The U.S. dollar and the Canadian dollar are the functional currencies of our U.S. and Canadian-based businesses, respectively. Commencing with the period beginning April 1, 2002, our consolidated financial statements are presented in U.S. dollars as a substantial component of our operations are domiciled in the U.S. and the primary market for trading volume of our common shares is on the American Stock Exchange. Prior to April 1, 2002, our consolidated financial statements were presented in Canadian dollars. Our consolidated financial statements and those amounts previously reported in Canadian dollars have been translated from Canadian dollars to United States dollars by translating the assets and liabilities at the rate in effect at the respective balance sheet dates and revenues and expenses at the average rate for the reporting periods. Any resulting foreign exchange translation gains and losses are recorded as a separate component of shareholders’ equity. The functional currencies of each of the Company’s operations in the United States and Canada are unchanged.

      The Company determined that as a result of a CCAA filing it no longer controls or has the ability to significantly influence its animation company, CinéGroupe. Effective January 1, 2004, the Company deconsolidated the assets and liabilities of CinéGroupe and wrote off $8.1 million of convertible debentures and other receivables due from CinéGroupe.

      On March 29, 2004, the new British Columbia Business Corporations Act came into force, which allows the Company to prepare its financial statements either under Canadian or U.S. GAAP. The Company has elected to prepare financial statements under U.S. GAAP commencing April 1, 2004. The Company must disclose and quantify material differences with Canadian GAAP in its interim and annual financial statements for the next two fiscal years.

      Accounting for Films and Television Programs. In June 2000, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 00-2 “Accounting by Producers or Distributors of Films” (“SoP 00-2”). SoP 00-2 establishes new accounting standards for producers or distributors of films, including changes in revenue recognition, capitalization and amortization of costs of acquiring films and television programs and accounting for exploitation costs, including advertising and marketing expenses. We elected to adopt SoP 00-2 for Canadian GAAP purposes.

      We capitalize costs of production and acquisition, including financing costs and production overhead, to investment in films and television programs. These costs are amortized to direct operating expenses in accordance with SoP 00-2. These costs are stated at the lower of unamortized films or television program costs or estimated fair value. These costs for an individual film or television program are amortized and participation and residual costs are accrued in the proportion that current year’s revenues bear to management’s estimates of the ultimate revenue at the beginning of the year expected to be recognized from exploitation, exhibition or sale of such film or television program over a period not to exceed ten years from the date of initial release. For previously released film or television programs acquired as part of a library, ultimate revenue includes estimates over a period not to exceed twenty years from the date of acquisition. Management regularly reviews and revises when necessary, its ultimate revenue and cost estimates, which may result in a change in the rate of amortization of film costs and participations and residuals and/or write-down of all or a portion of the unamortized costs of the film or television program to its estimated fair value. No assurance can be given that unfavorable changes to revenue and cost estimates will not occur, which may result in significant write-downs affecting our results of operations and financial condition.

      Revenue Recognition. Revenue from the sale or licensing of films and television programs is recognized upon meeting all recognition requirements of SoP 00-2. Revenue from the theatrical release of feature films is recognized at the time of exhibition based on the Company’s participation in box office receipts. Revenue from the sale of videocassettes and digital video disks (“DVDs”) in the retail market, net of an allowance for estimated returns and other allowances, is recognized on the later of shipment to the customer or “street date” (when it is available for sale by the customer). Under revenue sharing arrangements, rental revenue is recognized when the Company is entitled to receipts and such receipts are determinable. Revenues from television licensing are recognized when the feature film or television program is available to the licensee for telecast. For television licenses that include separate availability “windows” during the license period, revenue is allocated over the “windows”. Revenue from sales to international territories are recognized when the feature film or television program is available to the distributor for exploitation and no conditions for delivery exist, which under most sales contracts requires that full payment has been received from the distributor. For multiple media rights contracts with a fee for a single film or television program where the contract provides for media holdbacks, the fee is allocated to the various media based on management’s assessment of the relative fair value of the rights to exploit each media and is recognized as each holdback is released. For multiple-title contracts with a fee, the fee is allocated on a title-by-title basis, based on management’s assessment of the relative fair value of each title.

      Rental revenue from short-term operating leases of studio facilities is recognized over the term of the lease. Until fiscal 2002, the Company earned fees from management services provided to Canadian limited partnerships, whose purpose is to assist in the financing of films produced in Canada. These fees were recognized as revenue when the financing was completed. We no longer provide these management services due to the rescission of certain tax shelter provisions by the Canadian government.

      Cash payments received are recorded as deferred revenue until all the conditions of revenue recognition have been met. Long-term, non-interest bearing receivables are discounted to present value.

      Reserves. Revenues are recorded net of estimated returns and other allowances. We estimate accruals for video returns and other allowances in the consolidated financial statements based on previous returns and our estimated expected future returns related to current period sales and our allowances history on a title-by-

title basis in each of the video businesses. There may be differences between actual returns and allowances and our historical experience. We estimate provisions for accounts receivable based on historical experience and relevant facts and information regarding the collectability of the accounts receivable.

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

      Goodwill. On April 1, 2001, the Company adopted the recommendations of the CICA released Handbook Section 3062, “Goodwill and Other Intangible Assets,” which is similar in many respects to Statement of Financial Accounting Standards (“SFAS”) 142. Goodwill is assessed for impairment at least annually within each fiscal year or if an event occurs or circumstances change that more-likely-than-not reduce the fair value of a reporting unit below its carrying value. The Company completed impairment tests required under CICA 3062 and under SFAS 142 at April 1, 2001, September 30, 2001 and December 31, 2002 and determined that the recognition of impairment losses was not necessary. At December 31, 2003, the Company completed impairment tests required and it was determined that the implied fair value of goodwill for the animation reporting unit was less than the carrying value of goodwill and therefore animation goodwill was written down by $0.1 million to nil. For all other reporting units, it was determined that the recognition of impairment losses was not necessary. Determining the fair value of reporting units requires various assumptions and estimates.

      Business Acquisitions. The Company accounts for its business acquisitions as a purchase, whereby the purchase price is allocated to the assets acquired and liabilities assumed based on their estimated fair value. The excess of the purchase price over estimated fair value of the net identifiable assets is allocated to goodwill. Determining the fair value of assets and liabilities requires various assumptions and estimates.

Results of Operations

Fiscal 2004 compared to Fiscal 2003

      Consolidated revenues in fiscal 2004 of $384.9 million increased $91.8 million, or 31.3%, compared to $293.1 million in fiscal 2003.

      Motion pictures revenue of $308.9 million in fiscal 2004 increased $108.8 million, or 54.4%, compared to $200.1 million in fiscal 2003 due to significant releases during fiscal 2004 and to the inclusion of Artisan revenues from the date of acquisition. Theatrical revenue of $30.9 million in fiscal 2004 increased $18.2 million, or 143.3%, compared to $12.7 million in fiscal 2003. Significant theatrical releases in fiscal 2004 included Dirty Dancing: Havana Nights, The Cooler, Girl with a Pearl Earring, Cabin Fever, House of 1000 Corpses and Confidence. Significant theatrical releases in fiscal 2003 included Frailty, Rules of Attraction, Lovely and Amazing and Secretary. Video revenue of $223.4 million in fiscal 2004 increased $96.4 million, or 75.9%, compared to $127.0 million in fiscal 2003. Significant video releases in fiscal 2004 included Cabin Fever, House of 1000 Corpses, Confidence, House of the Dead, Will and Grace Season 1 and 2, Secretary and Saturday Night Live: Will Ferrel. Significant video releases in fiscal 2003 included Monster’s Ball, Frailty, Rose Red, Rules of Attraction and State Property. International revenue of $34.0 million in fiscal 2004 increased $2.5 million, or 7.9%, compared to $31.5 in fiscal 2003. Significant international sales in fiscal 2004 include Confidence, Cabin Fever, Wonderland, The Wash, Shattered Glass, Rules of Attraction and House of 1000 Corpses. Television revenue from motion pictures of $16.8 million in fiscal 2004 decreased $4.3 million, or 20.4%, compared to $21.1 million in fiscal 2003. Significant television license fees in fiscal 2004 included The Boat Trip, House of 1000 Corpses and Confidence.

      Television production revenue of $60.7 million in fiscal 2004 increased by $1.3 million, or 2.2%, from $59.4 million in fiscal 2003. In fiscal 2004, 27 hours of one-hour drama series were delivered contributing revenue of $27.4 million and international and other revenue on one-hour drama series was $11.2 million. Also in fiscal 2004, television movies contributed revenue of $8.4 million, video releases of television product contributed revenue of $2.7 million and non-fiction programming contributed revenue of $9.6 million. In fiscal 2003, 35 hours of one-hour drama series were delivered for revenue of $41.3 million, television movies contributed revenue of $2.3 million, video releases of television product contributed $3.7 million and non-fiction programming contributed revenue of $10.4 million. Domestic deliveries of one-hour drama series in fiscal 2004 included 18 hours of 1-800 Missing, 8 hours of Dead Zone and 1 hour of The Coven. Video releases included Dead Zone and The Pilot’s Wife. 84.5 hours of non-fiction programming were delivered during fiscal 2004 compared to 78.5 hours in fiscal 2003.

      In animation, CinéGroupe’s revenue of $9.0 million in fiscal 2004 decreased $19.2 million, or 68.1%, compared to $28.2 million in fiscal 2003. In fiscal 2004, a total of 32 half-hours of television programming were delivered including 19 half-hours of What’s With Andy 2 and 13 half-hours of Pig City 2. In fiscal 2003, a total of 79 half-hours of television programming were delivered including 17 half-hours of Galidor: Defender of the Outer Dimension, 26 half-hours of Strange Tales, 23 half-hours of Three Pigs and 13 half-hours of Daft Planet. Fiscal 2004 animation revenue only includes the nine months ended December 31, 2003 as CinéGroupe was deconsolidated January 1, 2004, as discussed in “Recent Developments” above.

      Studio facilities revenue of $6.3 million in fiscal 2004 increased $0.9 million, or 16.7%, compared to $5.4 million in fiscal 2003 due primarily to an increase in rental rates and stage space.

      Direct operating expenses include amortization, participation and residual expenses. Direct operating expenses of $191.9 million for fiscal 2004 were 49.9% of revenue, compared to direct operating expenses of $155.4 million, which were 53.0% of revenue in fiscal 2003. Direct operating expenses as a percentage of revenue for the motion pictures segment increased due to additional amortization recorded on acquired libraries. Direct operating expenses as a percentage of revenue for the television segment decreased year over year as fiscal 2003 included write-downs on Tracker.

      Distribution and marketing expenses of $207.1 million, increased $119.3 million, or 135.9%, compared to $87.8 million in fiscal 2003 due to significant releases during fiscal 2004 and to the inclusion of Artisan expenses from the date of acquisition. Theatrical P&A in fiscal 2004 of $89.9 million, increased $53.3 million, or 145.6%, compared to $36.6 million in fiscal 2003. Theatrical P&A in fiscal 2004 included significant expenditures on the release of titles such as Dirty Dancing: Havana Nights, Confidence, Cabin Fever, Girl With A Pearl Earring, The Cooler and House of 1000 Corpses, as well as pre-release expenditure on The Punisher and Godsend. Video distribution and marketing costs on motion picture and television product in fiscal 2004 of $107.0 million increased $64.3 million, or 150.6%, compared to $42.7 million in fiscal 2003 due to an increase in marketing and duplication costs related to the increase in video revenues generated during the year, primarily due to the release of Cabin Fever, House of 1000 Corpses, Confidence, House of the Dead, Will and Grace Season 1 and 2, Secretary and Saturday Night Live: Will Ferrel.

      General and administration expenses of $43.7 million in fiscal 2004 increased $11.4 million, or 35.3%, compared to $32.3 million in fiscal 2003. In the current year, $2.9 million of production overhead was capitalized. Due to increased internal production spending on films and television programs, the Company began to capitalize production overhead from the beginning of fiscal 2004. Without capitalized production overhead, general and administrative expenses increased $14.3 million period-over-period, primarily due to the inclusion of Artisan expenses from the date of acquisition, an increase in professional fees and an increase in salaries and benefits.

      Write-down of animation assets of $18.1 million includes $10.0 million of costs for the nine months ended December 31, 2003 associated with the restructuring of CinéGroupe’s operation which include a write-down of investment in films and television programs of $9.5 million, a write-down of accounts receivable of $0.4 and a write-down of other investments of $0.1 million; and a write-off of convertible debentures and other receivables due from CinéGroupe of $8.1 million. The Company determined that as a result of a CCAA filing, it no longer controls or has the ability to significantly influence CinéGroupe.

      Severance and relocation costs of $5.6 million represent costs incurred by Lions Gate, associated with the acquisition of Artisan, which include property and lease abandonment costs of $2.5 million, the write-off of capital assets no longer in use of $2.1 million and severance of $1.0 million.

      Write-down of other assets consists of a provision of $3.6 million against a convertible promissory note. On November 8, 2002, the Company sold its investment in Mandalay for cash of $4.2 million and an interest bearing convertible promissory note totaling $3.3 million. The note, bearing interest at 6%, is payable $1.3 million on December 31, 2005, $1.0 million on December 31, 2006 and $1.0 million on December 31, 2007. At March 31, 2004, it was determined that the $3.3 million note and $0.3 million interest accrued on the note to March 31, 2004 may not be collectible and accordingly a provision was recorded against the note.

      Depreciation and amortization of $5.0 million in fiscal 2004 increased $0.6 million, or 13.6%, from $4.4 million in fiscal 2003 due primarily to the addition of $2.7 million of property and equipment as a result of the purchase of Artisan.

      Fiscal 2004 interest expense of $15.8 million increased $5.6 million, or 54.9%, from $10.2 million in fiscal 2003 primarily due to an increase in the credit facility balance to finance the acquisition of Artisan, the interest rate swap which was effective from January 2003, interest and accretion on the Subordinated Notes from December 2003, interest on promissory notes and advances acquired as part of the acquisition of Artisan and increased deferred financing fees on the amended credit facility and the Subordinated Notes. Interest expense was partially offset by interest capitalized to production costs of $2.0 million in fiscal 2004 and $0.3 million in fiscal 2003. Interest capitalized to production costs increased year over year due to an increased in new production financed by the credit facility in fiscal 2004.

      Other equity interests for the year ended March 31, 2004 include $0.1 million equity interest in the loss of Christal Films Distribution Inc. (“Christal”) which consists of 75% of the net loss of Christal and $0.2 million equity interest in the loss of CinemaNow which consists of approximately 54% of the losses of CinemaNow. Other equity interests for the year ended March 31, 2003 also include $0.4 million equity interest in Christal and $0.4 million equity interest in the loss of CinemaNow which represents 57.4% of losses of CinemaNow. During the quarter ending March 31, 2003, the Company purchased $0.4 million of Series C Convertible Preferred Shares of CinemaNow as part of a round of financing. The round of financing and conversion of a debenture decreased the Company’s voting and economic interests from approximately 63% to 54%. During the year ended March 31, 2004, the Company recorded its share of the losses of CinemaNow up to the $0.4 million investment. At March 31, 2004, the investment in CinemaNow is nil.

      The fiscal 2004 income tax benefit of $2.1 million compares to the fiscal 2003 provision of $1.9 million. Fiscal 2004 income tax benefit is due to pre-tax losses incurred during fiscal 2004, offset by the effect of the deconsolidation of CinéGroupe, effective January 1, 2004. Income tax loss carry-forwards amount to approximately $21.5 million for Canadian income tax purposes available to reduce income taxes over eight years, and $162.9 million for U.S. income tax purposes available to reduce income taxes over twenty years.

      Loss from continuing operations, loss from discontinued operation and net loss for the year ended March 31, 2004 were $94.2 million, nil and $94.2 million, respectively, or loss per share of $1.35, loss per share of $0 and loss per share of $1.35, respectively, on 70.7 million weighted average common shares outstanding (after giving effect to the Series A Preferred Share dividends and accretion on the Series A Preferred Shares). This compares to income from continuing operations, loss from discontinued operation and net income for the year ended March 31, 2003 of $1.1 million, nil and $1.1 million, respectively, or loss per share of $0.06, loss per share of $0 and loss per share of $0.06, respectively, on 43.2 million weighted average common shares outstanding (after giving effect to the Series A Preferred Share dividends and accretion on the Series A Preferred Shares).

      Under U.S. GAAP, the net loss for the year ended March 31, 2004 was $93.5 million and for the year ended March 31, 2003 was $1.4 million.

     Fiscal 2003 compared to Fiscal 2002

      Consolidated revenues in fiscal 2003 of $293.1 million increased $22.8 million, or 8.4%, compared to $270.3 million in fiscal 2002.

      Motion pictures revenue of $200.1 million in fiscal 2003 increased $41.7 million, or 26.3%, compared to $158.4 million in fiscal 2002. Theatrical revenue of $12.7 million decreased $15.2 million or 54.5% compared to $27.9 million in fiscal 2002. Significant theatrical releases in fiscal 2003 included Frailty, Rules of Attraction, Lovely and Amazing and Secretary. Significant theatrical releases in fiscal 2002 included Monster’s Ball, “O” and The Wash. Video revenue of $127.0 million increased $30.5 million, or 31.6%, in fiscal 2003 compared to $96.5 million in fiscal 2002. Significant video releases in fiscal 2003 included Monster’s Ball, Frailty, Rose Red, Rules of Attraction and State Property. International revenue of $31.5 million increased $6.2 million, or 24.5% compared to $25.3 million in fiscal 2002. Significant international sales in fiscal 2003 include Frailty, Rules of Attraction, Confidence, Cube 2, Liberty Stands Still and Monster’s Ball. Television revenue from motion pictures of $21.1 million increased $13.0 million or 160.5%, compared to $8.1 million. Significant television license fees in fiscal 2003 included Monster’s Ball, American Psycho, Frailty and The Wash.

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

      Direct operating expenses include amortization, participation and residual expenses. Direct operating expenses of $155.4 million for fiscal 2003 were 53.0% of revenue, compared to direct operating expenses of $160.7 million, which were 59.5% of revenue in fiscal 2002. Direct operating expenses for television and animation decreased year over year due to a decrease in revenue. This decrease was offset by an increase in motion picture expenses due to an increase in revenue. However, motion pictures expenses as a percentage of revenue decreased, primarily due to higher margins on titles which contributed significant revenue in fiscal 2003.

      Distribution and marketing expenses of $87.8 million, increased $13.8 million, or 18.6%, compared to $74.0 million in fiscal 2002. Theatrical P&A in fiscal 2003 was $36.6 million, compared to $33.9 million in fiscal 2002. Theatrical P&A in fiscal 2003 included significant expenditures on titles such as Rules of Attraction and Frailty. Video distribution and marketing costs on motion picture and television product in fiscal 2003 of $42.7 million, increased $3.6 million or 9.2% compared to $39.1 million in fiscal 2002 due to an increase in marketing and duplication costs related to the increase in video revenues generated during the year, primarily due to the release of Monster’s Ball. This was offset by duplication credits of $4.6 million received from our primary duplicator during fiscal 2003, based on volume targets and on terms of a new agreement reached with the duplicator.

      General and administrative expenses of $32.3 million in fiscal 2003 decreased $2.4 million, or 6.9%, compared to $34.7 million in fiscal 2002. Television, animation and studios general and administrative expenses remained relatively constant year over year. Motion pictures and corporate expenses decreased primarily because a subsidiary company whose results were consolidated with Lions Gate in fiscal 2002 was equity accounted in fiscal 2003 and because the operations of acquired companies were more fully integrated with Lions Gate.

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

      Loss from discontinued operation for the year ended March 31, 2003 of nil compares to loss from discontinued operation for the year ended March 31, 2002 of $19.0 million. Effective April 1, 2002, the carrying value of the Company’s investment in Mandalay Pictures, LLC (“Mandalay”) was presented as a discontinued operation as it was expected to be sold by the end of fiscal year 2003. During fiscal 2003, the Company received distributions of $2.4 million from Mandalay under a prior agreement. On November 8, 2002, the Company sold its investment in Mandalay for cash of $4.2 million and an interest bearing convertible promissory note totaling $3.3 million. The note, bearing interest at 6%, is payable $1.3 million on December 31, 2005, $1.0 million on December 31, 2006 and $1.0 million on December 31, 2007. No gain or loss was recorded on the sale, as the Company’s carrying value of $7.5 million equaled the sales price. In fiscal 2002, the Company received cash of $5.4 million from Mandalay, which was recorded as a reduction in the Company’s investment in Mandalay. For the year ended March 31, 2002, the Company recorded a $8.4 million equity interest in the losses of Mandalay and a $10.6 million write-down of the investment in Mandalay to its estimated fair value at March 31, 2002 of $10.0 million. The equity loss and the write-down were included as a component of loss from discontinued operation.

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

      Under U.S. GAAP, the net loss for the year ended March 31, 2003 was $1.4 million. There is a net loss under U.S. GAAP compared to net income under Canadian GAAP, due primarily to the interest swap mark-to-market of $3.2 million. Under U.S. GAAP, the interest swap does not meet the criteria of an effective hedge and therefore the fair market value of $3.2 million is recorded in the statement of operations, as described in note 22(c) of our accompanying financial statements.

EBITDA

      EBITDA, defined as earnings before interest, income tax benefit (provision), depreciation and amortization, minority interests, gain on dilution of investment in subsidiary and loss from discontinued operation, of negative $85.3 million for the year ended March 31, 2004 decreased $103.0 million, or 581.9%, compared to EBITDA of $17.7 million for the year ended March 31, 2003, which had increased $32.8 million, or 217.2%, compared to negative EBITDA of $15.1 million for the year ended March 31, 2002.

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

      The following table reconciles EBITDA to net income (loss):

	Year Ended March 31,

	2004	2003	2002

EBITDA, as defined	$(85,296)	$17,699	$(15,050)
Depreciation and amortization	(5,003)	(4,379)	(3,728)
Interest	(15,758)	(10,239)	(9,828)
Minority interests	9,794	(45)	(1,221)
Gain on dilution of investment in subsidiary	—	—	2,186
Income tax benefit (provision)	2,091	(1,910)	(321)
Loss from discontinued operation	—	—	(18,997)

Net income (loss)	$(94,172)	$1,126	$(46,959)

      Refer to note 20 of the consolidated financial statements for reconciliation of net income (loss) reported under Canadian GAAP to net income (loss) reported under US GAAP.

Liquidity and Capital Resources

      Our liquidity and capital resources are provided principally through cash generated from operations and sale of common shares and debt instruments, a $350 million credit facility with JP Morgan and production loans and other debt.

      Credit Facility. On December 15, 2003, the Company and JP Morgan entered into an Amended and Restated Credit, Security, Guaranty and Pledge Agreement for a $350 million five-year secured credit facility consisting of a $200 million U.S. dollar-denominated revolving credit facility, a $15 million Canadian dollar-denominated revolving credit facility and a $135 million U.S. dollar-denominated term loan. The credit facility expires December 31, 2008 and bears interest in the case of revolving credit facility loans at 2.75% over the Adjusted LIBOR or the Canadian Bankers Acceptance rate, or 1.75% over the U.S. or Canadian prime rates and in the case of the term loan at 3.25% over the Adjusted LIBOR, or 2.25% over the U.S. prime rates. The principal amount of the term loan is payable in four annual installments of $20 million commencing in December 2004 and a fifth installment of $55 million payable December 2008. Once repaid, amounts constituting the term loan commitment may not be re-borrowed. The availability of funds under the credit facility is limited by the borrowing base, which is calculated on a monthly basis. The borrowing base assets at March 31, 2004 totaled $390.9 million (March 31, 2003 — $166.4 million). At March 31, 2004, the revolving credit facility had an average variable interest rate of 4.28% on principal of $189.7 million under the U.S. dollar credit facility, and an average variable interest rate of 4.36% on principal of $135.0 million under the term loan. The Company had not drawn on the Canadian dollar credit facility as of March 31, 2004. The Company is required to pay a monthly commitment fee of 0.50% on the total credit facility of $350.0 million less the amount drawn. Right, title and interest in and to all personal property of Lions Gate Entertainment Corp. and Lions Gate Entertainment Inc. is being pledged as security for the credit facility. The credit facility is senior to the Company’s production loans, Subordinated Notes and debt. The credit facility restricts the Company from paying cash dividends on its common shares. The Company entered into a $100 million interest rate swap at an interest rate of 3.08%, commencing January 2003 and ending September 2005. The swap is in effect as long as three month LIBOR is less than 5.0%. Fair market value of the interest rate swap at March 31, 2004 is negative $2.3 million (March 31, 2003 — negative $3.2 million). The unrecognized fair valuation gain for the year ended March 31, 2004 is $0.9 million (2003 — loss of $3.2 million). On June 15, 2004, the Company amended its credit facility to change certain financial ratios and definitions. Our credit facility contains various covenants, including limitations on indebtedness, dividends, capital expenditures and overhead costs, and maintenance of certain financial ratios. There can be no assurances that we will remain in compliance with such covenants or other conditions under our credit facility in the future.

      Filmed Entertainment Backlog. Backlog represents the amount of future revenue not yet recorded from executed contracts for the licensing of films and television product for television exhibition and in international markets. Backlog at March 31, 2004 and at March 31, 2003 is approximately $114.1 million and $47.3 million, respectively. The increase in backlog is due to significant international contracts on titles including The Punisher, Godsend and The Prince and Me and to the addition of backlog resulting from the purchase of Artisan.

      Cash Flows Provided by (Used in) Operating Activities. Cash flows used in operating activities in the year ended March 31, 2004 were $106.6 million compared to cash flows provided by operating activities of $12.5 million in the year ended March 31, 2003 and cash flows used in operating activities of $60.7 million in the year ended March 31, 2002. In fiscal 2004, the Company increased expenditure on distribution and marketing costs and on investment in films and television programs, compared to fiscal 2003 and 2002.

      Cash Flows Provided by (Used in) Financing Activities. Cash flows provided by financing activities of $256.5 million in the year ended March 31, 2004 were primarily proceeds from the issuance of common shares and Subordinated Notes and an increase in funds from the credit facility, offset by payment for the repurchase of Series A preferred shares, payment of financing fees and net repayment of production loans and debt. Cash flows used in financing activities of $16.0 million in the year ended March 31, 2003 were primarily net repayment of bank loans and production and distribution loans of $17.9 million, partially offset by the net proceeds from long term debt of $4.7 million. Cash flows provided by financing activities of $54.8 million in the year ended March 31, 2002 were primarily net proceeds from bank loans, production loans and debt.

      Cash Flows Provided by (Used in) Investing Activities. Cash flows used in investing activities of $149.8 million in the year ended March 31, 2004 were primarily for the acquisition of Artisan consisting of $168.8 million purchase price less cash acquired of $19.9 million. Cash flows provided by investing activities of $4.5 million in the year ended March 31, 2003 were primarily due to $2.4 million received from Mandalay Pictures as distributions under a prior agreement and $4.2 million as proceeds from the sale of the Company’s investment in Mandalay Pictures. Cash flows from investing activities of $7.3 million in the year ended March 31, 2002 were due to the $9.2 million third party investment in a subsidiary and $5.4 million received from Mandalay Pictures, partially offset by additions to animation and studio property and equipment of $7.7 million.

      Anticipated Cash Requirements. The nature of our business is such that significant initial expenditures are required to produce, acquire, distribute and market films and television programs, while revenues from these films and television programs are earned over an extended period of time after their completion or acquisition. As our operations grow, our financing requirements are expected to grow and management projects the continued use of cash in operating activities and, therefore, we are dependent on continued access to external sources of financing. We believe that cash flow from operations, cash on hand, credit facility availability, tax shelter and production financing available will be adequate to meet known operational cash requirements for the foreseeable future, including the funding of future film and television production, film rights acquisitions and theatrical and video release schedules. We monitor our cash flow liquidity, availability, fixed charge coverage, capital base, film spending and leverage ratios with the long-term goal of maintaining our creditworthiness.

      Our current financing strategy is to fund operations and to leverage investment in films and television programs through our credit facility, single-purpose production financing, government incentive programs and foreign distribution commitments. In addition, we may acquire businesses or assets, including individual films or libraries, that are complementary to our business. Such a transaction could be financed through our cash flow from operations, credit facilities, equity or debt financing.

      Future annual principal debt repayments as of March 31, 2004 are as follows:

	Year Ended March 31,

	2005	2006	2007	2008	2009	Thereafter	Total

	(Amounts in thousands)
Bank Loans	$20,000	$20,000	$20,000	$20,000	$244,700	$—	$324,700
Production Loans	8,141	—	—	—	—	—	8,141
Debt	4,873	7,959	9,028	1,747	11,623	—	35,230
Subordinated Notes	—	5,000	—	—	—	60,000	65,000

	$33,014	$32,959	$29,028	$21,747	$256,323	$60,000	$433,071

      Subordinated Notes include a $5.0 million subordinated promissory note to Vialta Inc. and $60.0 million of 4.875% Convertible Senior Subordinated Notes (“Notes”). The Notes have a conversion feature valued at $16.3 million, net of placement agents’ fees and offering expenses of $1.0 million, which is classified as contributed surplus. The difference between the principal amount of $60.0 million and the original net carrying amount of $42.7 million is being accreted as a charge to interest expense over the seven-year period from the date of issuance to the maturity date. For the period from December 3, 2003 to March 31, 2004 the company has accreted $0.8 million. The balance to be accreted at March 31, 2004 of $16.5 million is included in the debt repayment schedule.

      Principal debt repayments due during the year ending March 31, 2005 of $33.0 million consist primarily of a $20 million term loan on the JP Morgan credit facility due December 31, 2004, $8.1 million of production loans, $2.6 million of German tax shelter financings and $2.3 million of mortgages on the studio facility. Principal repayments due are expected to be paid through cash generated from operations or from the available borrowing capacity from our revolving credit facility or remaining term loan with J.P. Morgan.

      Commitments. The table below presents future commitments under contractual obligations at March 31, 2004 by expected maturity date.

	Year Ended March 31,

	2005	2006	2007	2008	2009	Thereafter	Total

			(Amounts in thousands)
Operating leases	$3,306	$2,564	$2,018	$2,010	$427	$—	$10,325
Employment and consulting contracts	12,554	5,598	2,807	1,031	—	—	21,990
Unconditional purchase obligations	45,823	1,525	—	—	—	—	47,348
Distribution and marketing commitments	33,149	—	—	—	—	—	33,149

	$94,832	$9,687	$4,825	$3,041	$427	$—	$112,812

      Unconditional purchase obligations relate to the purchase of film rights for future delivery and advances to producers. Amounts due during the year ended March 31, 2005 of $94.8 million are expected to be paid through cash generated from operations or from the available borrowing capacity from our revolving credit facility or remaining term loan with J.P. Morgan.

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

      Currency Rate Risk. We incur certain operating and production costs in foreign currencies and are subject to market risks resulting from fluctuations in foreign currency exchange rates. Our principal currency exposure is between Canadian and U.S. dollars, although this exposure has been significantly mitigated through the structuring of the revolving credit facility as a $15 million Canadian dollar-denominated credit facility and $200 million U.S. dollar-denominated credit facility. Each facility is borrowed and repaid in the respective country of origin in local currency. We also enter into forward foreign exchange contracts to hedge future production expenses denominated in Canadian dollars. These forward exchange contracts do not subject us to risk from exchange rate movements because gains and losses on the contracts offset losses and gains on the transactions being hedged. Gains and losses on the foreign exchange contracts are capitalized and recorded as production costs when the gains and losses are realized. As at March 31, 2004, the Company had contracts to sell US$25.8 million in exchange for CDN$34.5 million over a period of twenty weeks at a weighted average exchange rate of CDN$1.3344. During the year ended March 31, 2004, the Company completed foreign exchange contracts denominated in Canadian dollars. The net gains resulting from the completed contracts amounted to $1.1 million. These contracts are entered into with a major financial institution as counterparty. The Company is exposed to credit loss in the event of nonperformance by the counterparty, which is limited to the cost of replacing the contracts, at current market rates. The Company does not require collateral or other security to support these contracts. Unrecognized gains as at March 31, 2004 amounted to CDN$0.6 million. We currently intend to continue to enter into such contracts to hedge against future material foreign currency exchange rate risks.

      Interest Rate Risk. We are exposed to cash flow risk due to changes in market interest rates related to our outstanding debt. Our credit facilities, production loans and some of our debt bears interest on borrowings outstanding at various time intervals and at market rates based on either the Canadian prime rate or the U.S. prime rate, plus a margin ranging from –0.16% to 1.75%. Our principal risk with respect to our debt is interest rate risk, to the extent not mitigated by interest rate swaps.

      The Company entered into a $100 million interest rate swap at an interest rate of 3.08%, commencing January 2003 and ending September 2005. The swap is in effect as long as three month LIBOR is less than 5.0%. This contract is entered into with a major financial institution as counterparty. The Company is exposed to credit loss in the event of nonperformance by the counterparty, which is limited to the cost of replacing the contract, at current market rates. The Company does not require collateral or other security to support this contract. During fiscal 2004, the Company recorded interest expense of $1.9 million (2003 — $0.4 million) associated with the interest swap agreement. Fair market value of the interest rate swap at March 31, 2004 is negative $2.3 million (March 31, 2003 — negative $3.2 million). Unrecorded gains during the year ended March 31, 2004 amount to $0.9 million (2003 — loss of $3.2 million). A subsidiary of the Company entered into a CDN$20 million interest rate swap at a fixed interest rate of 5.62%, commencing September 2003 and ending September 2008. This contract is entered into with a major financial institution as counterparty. The subsidiary is exposed to credit loss in the event of nonperformance by the counterparty, which is limited to the cost of replacing the contract, at current market rates. The subsidiary does not require collateral or other security to support this contract. The subsidiary entered into the interest rate swap as a condition of its loan which states the interest rates under the facility are to be fixed either by way of a fixed rate term loan or by way of an interest rate swap. If the subsidiary had not entered into the interest rate swap it would have refinanced its debt at a fixed rate. During fiscal 2004, the subsidiary recorded interest expense of $1.0 million that approximates the amount they would have paid if they had entered into a fixed rate loan agreement. Fair market value of the interest rate swap at March 31, 2004 is negative $0.6 million. Unrecorded losses during the year ended March 31, 2004 amount to $0.6 million.

      The table below presents principal debt repayments and related weighted average interest rates for our credit facilities and other debt obligations at March 31, 2004.

	Year Ended March 31,

	2005	2006	2007	2008	2009	Thereafter	Total

	(Amounts in thousands)
Bank Loans:
Variable(1)	$20,000	$20,000	$20,000	$20,000	$244,700	$—	$324,700
Other Debt:
Fixed(2)	2,317	2,446	908	1,747	11,623	—	19,041
Fixed(3)	2,556	5,513	8,120	—	—	—	16,189
Fixed(4)	—	—	—	—	—	60,000	60,000
Fixed(5)	—	5,000	—	—	—	—	5,000
Variable(6)	8,141	—	—	—	—	—	8,141

	$33,014	$32,959	$29,028	$21,747	$256,323	$60,000	$433,071

(1)	Term loan and revolving credit facility, which expires December 31, 2008. Average variable interest rate on principal of $189.7 million equal to U.S. prime plus 0.28% and average variable interest rate on principal of $135.0 million equal to U.S. prime plus 0.36%.

(2)	Average fixed interest rate equal to 5.86%.

(3)	Non-interest bearing.

(4)	Subordinated Notes with fixed interest rate equal to 4.875%. The notes have a conversion feature valued at $16.3 million, net of placement agents’ fees and offering expenses of $1.0 million, which is classified as contributed surplus. The difference between the principal amount of $60.0 million and the net carrying amount of $42.7 million is being accreted as a charge to interest expense over the seven-year period from the date of issuance to the maturity date. For the period from December 3, 2003 to March 31, 2004 the company has accreted $0.8 million. The balance to be accreted at March 31, 2004 of $16.5 million is included in the debt repayment schedule above.

(5)	Promissory notes with fixed interest rate equal to 7.5%.

(6)	Consists of production loans. Average variable interest rate on production loans equal to US prime plus 4.08%.

Item 8.	Financial Statements and Supplementary Data.

      The Auditors’ Report and our Consolidated Financial Statements and Notes thereto appear in a separate section of this report (beginning on page F-1 following Part IV). The index to our Consolidated Financial Statements is included in Item 15.

Item 9A. Controls and Procedures.

     Evaluation of Disclosure Controls and Procedures

      The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. As of March 31, 2004, the end of the period covered by this report, the company had carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures. Based on that evaluation, except as described below, our Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures were effective. The company reviews its disclosure controls and procedures on an ongoing basis and may from time to time make changes aimed at enhancing their effectiveness and to ensure that they evolve with the company’s business.

      Our independent auditors have reported to our Audit Committee certain matters involving internal controls that our independent auditors considered to be reportable conditions under standards established by the American Institute of Certified Public Accountants. The reportable conditions generally related to the March 31, 2004 financial close process, including financial statement account analysis. These reportable conditions contributed to our filing this report during the 15-day extension period provided by Rule12b-25 of the Exchange Act. Management is actively working to assess and correct the conditions reported by our auditors and we plan to implement certain enhancements that we believe will address the issues identified above.

     Change in Internal Control over Financial Reporting

      We acquired Artisan on December 15, 2003. From the date of acquisition the company began the process of integrating Artisan and converting our accounting system to that of Artisan’s, both of which contributed to the reportable conditions disclosed above. We continue to review and enhance our internal control environment.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

      The information relating to directors required by this item will be contained under the captions “Information Regarding the Board of Directors and Committees of the Board of Directors” in the Proxy Statement and such information is incorporated herein by reference.

      The information relating to executive officers required by this item is included herein in Part I under the caption “Management.”

      The information required pursuant to Item 405 of Regulation S-K will be contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement, and such information is incorporated herein by reference.

Item 11.	Executive Compensation.

      The information required by this item will be contained under the captions “Executive Compensation” and “Employment Contracts, Termination of Employment and Change-in-Control Arrangements” in the Proxy Statement, and such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

      The information required by this item will be contained under the captions “Executive Compensation” and “Equity Compensation Plan Information for Fiscal 2004” in the Proxy Statement, and such information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions.

      The information required by this item is contained under the caption “Certain Transactions” in the Proxy Statement, and such information is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

      The information required by this item is contained under the captions “Audit Fees”, “Audit-Related Fees”, “Tax Fees” and “All Other Fees” in the Proxy Statement, and such information is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

      (a) The following documents are filed as part of this report:

1.	Financial Statements

The financial statements listed on the accompanying Index to Financial Statements are filed as part of this report at pages F-1 to F-55.

2.	Exhibits

The exhibits listed on the accompanying Index to Exhibits are filed as part of this report.

      (b) Reports on Form 8-K:

•	Current Report on Form 8-K furnished on February 17, 2004 under Item 12 thereof the press release announcing financial results for the fiscal quarter ended December 31, 2003.

•	Current Report on Form 8-K/ A filed March 1, 2004 amending the Current Report on Form 8-K filed on December 30, 2003, which disclosed that on December 15, 2003 Lions Gate completed its acquisition of Film Holdings Co., the parent company of Artisan Entertainment Inc. This Current Report on Form 8-K/ A amends the Current Report on Form 8-K filed December 30, 2003 to include the financial statements required by Item 7 thereof.

•	Current Report on Form 8-K/ A filed March 2, 2004 including as Exhibit 23.1 the consent of PricewaterhouseCoopers LLP to provide certain financial information required by Item 7 of Form 8-K in the Current Report on Form 8-K/ A filed March 1, 2004.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 29, 2004.

LIONS GATE ENTERTAINMENT CORP.

By:	/s/ JAMES KEEGAN

James Keegan
Chief Financial Officer

DATE: June 29, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates so indicated.

      Each person whose signature appears below hereby authorizes each of Jon Feltheimer, Michael Burns, Wayne Levin and James Keegan as attorneys-in-fact to sign on his behalf, individually, and in the capacity stated below, and to file all amendments and/or supplements to this Annual Report on Form 10-K.

Signature	Title	Date

/s/ MARK AMIN Mark Amin	Director	June 29, 2004

/s/ GREGORY A. ARVESEN Gregory A. Arvesen	Chief Accounting Officer (Principal Accounting Officer)	June 29, 2004

/s/ MICHAEL BURNS Michael Burns	Director	June 29, 2004

/s/ DREW CRAIG Drew Craig	Director	June 29, 2004

/s/ ARTHUR EVRENSEL Arthur Evrensel	Director	June 29, 2004

/s/ JON FELTHEIMER Jon Feltheimer	Chief Executive Officer (Principal Executive Officer) and Director	June 29, 2004

/s/ JAMES KEEGAN James Keegan	Chief Financial Officer (Principal Financial Officer)	June 29, 2004

/s/ MORLEY KOFFMAN Morley Koffman	Director	June 29, 2004

/s/ ANDRÉ LINK André Link	Chairman of the Board of Directors	June 29, 2004

Signature	Title	Date

Harald Ludwig	Vice Chairman of the Board of Directors	June , 2004

/s/ G. SCOTT PATERSON G. Scott Paterson	Director	June 29, 2004

Harry Sloan	Director	June , 2004

Brian V. Tobin	Director	June , 2004

Mitchell Wolfe	Director	June , 2004

INDEX TO EXHIBITS

Exhibit
Number	Description of Documents

2.1(1)	Merger Agreement by and among Lions Gate Entertainment Corp., LGF Acquisition Corp. and Films Holding Co., dated as of October 24, 2003 (Lions Gate agrees to furnish supplementally a copy of the Schedules to the commission upon request).
3.1(2)	Articles of Incorporation
3.2(3)	Amendment to Articles of Incorporation to Provide Terms of the Series A Preferred Shares, dated as of December 20, 1999
3.3(4)	Amendment to Articles of Incorporation to Provide Terms of the Series B Preferred Shares, dated as of September 26, 2000
3.4(5)	Amendment to Articles of Incorporation to change the size of the Board of Directors, dated as of September 12, 2001
3.5(6)	Amendment to Articles of Incorporation to Alter Terms of the Series A Preferred Shares, dated as of September 10, 2003
4.1(2)	Trust Indenture between the company and CIBC Mellon Trust Company, dated as of April 15, 1998
4.2(3)	Warrant Indenture between the company and CIBC Mellon Trust Company, dated as of December 30, 1999
4.3(7)	Indenture dated as of December 3, 2003 among Lions Gate Entertainment Inc., Lions Gate Entertainment Corp. and J.P. Morgan Trust Company, National Association
4.4(7)	Form of 4.875% Convertible Senior Subordinated Notes Due 2010
4.5(7)	Form of Guaranty of 4.875% Convertible Subordinated Notes Due 2010
10.1(8)	Amended Employees’ and Directors’ Equity Incentive Plan
10.2(9)	Form of Incentive Plan Stock Option Agreement
10.3(10)	Registration Rights Agreement by and among the company, Mark Amin and Reza Amin, dated as of June 6, 2000
10.4(11)	Registration Rights Agreement by and between the company and ENT Holding Corporation, dated as of May 14, 2003
10.5(12)	Amended and Restated Unanimous Shareholders Agreement of CinéGroupe Corporation, dated as of July 10, 2001
10.6(13)	Employment Agreement between the company and Mark Amin, dated June 6, 2000
10.7(13)	Amendment to Employment Agreement between the company and Mark Amin
10.8	Employment Agreement between the company and Marni Wieshofer, dated February 1, 2004
10.9(14)	Employment Agreement between the company and Jon Feltheimer, dated August 15, 2003
10.10	Employment Agreement between the company and Steve Beeks for employment by Lions Gate Entertainment Inc., dated December 15, 2003
10.11(14)	Employment Agreement between the company and Michael Burns, dated September 1, 2003
10.12(13)	Assignment of Employment Agreement, dated June 5, 2003
10.13(9)	Employment Agreement between the company and James Keegan, dated April 16, 2002
10.14	Employment Agreement between Artisan Entertainment Inc. and Greg Arvesen, dated October 4, 2000
10.15	Amendment to Employment Agreement between Artisan Entertainment Inc. and Greg Arvesen, dated April 16, 2002
10.16	Amendment to Employment Agreement between Artisan Entertainment Inc. and Greg Arvesen, dated December, 2002
10.17	Amendment to Employment Agreement between Artisan Entertainment Inc. and Greg Arvesen, dated March 31, 2003
10.18(7)	Ignite, LLC and Lions Gate Films Inc. deal memo, dated February 15, 2001

Exhibit
Number	Description of Documents

10.19(12)	Amendment #2 dated May 13, 2002 to Ignite, LLC and Lions Gate Films Inc. deal memo, dated February 15, 2001
10.20(14)	Contribution Agreement between the Lions Gate Entertainment Inc. and Lions Gate Entertainment Corp., dated as of December 3, 2003
10.21(14)	Amended and Restated Credit, Security, Guaranty and Pledge Agreement, dated as of December 15, 2003 among Lions Gate Entertainment Corp., Lions Gate Entertainment Inc., the Guarantors referred to therein, the Lenders referred to therein, JP Morgan Chase Bank, JP Morgan Chase Bank (Toronto Branch), Fleet National Bank and BNP Paribas, dated as of December 15, 2003
21.1	Subsidiaries of the Company
23.3	Consent of Ernst & Young LLP, independent auditors of the company
24.1	Power of Attorney (Contained on Signature Page)
31.1	CEO’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	CEO’s Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	CFO’s Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the company’s Current Report on Form 8-K as filed on December 30, 2003 (File No. 1-14880)

(2)	Incorporated by reference to the company’s Annual Report on Form 20-F for the fiscal year ended March 31, 1998 (File No. 000-27730).

(3)	Incorporated by reference to the company’s Annual Report on Form 20-F for the fiscal year ended March 31, 2000 (File No. 000-27730).

(4)	Incorporated by reference to the company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2001 (File No. 1-14880).

(5)	Incorporated by reference to the company’s Current Report on Form 8-K as filed on December 5, 2003 (File No. 1-14880).

(6)	Incorporated by reference to the company’s Shelf Registration Statement on Form S-3 under the Securities Act of 1933 dated September 25, 2003 (File No. 333-109101)

(7)	Incorporated by reference to the company’s Quarterly Report on Form 10-Q for the period ended September 30, 2001 (File No. 1-14880).

(8)	Incorporated by reference to the company’s Definitive Proxy Statement dated August 13, 2001 (File No. 1-14880).

(9)	Incorporated by reference to the company’s Registration Statement on Form S-2 under the Securities Act of 1933 dated April 30, 2003 (File No. 333-104836).

(10)	Incorporated by reference to the company’s Registration Statement on Form F-4 under the Securities Act of 1933 dated August 18, 2000 (File No. 333-12406).

(11)	Incorporated by reference to the company’s Registration Statement on Form S-2/ A under the Securities Act of 1933 dated May 16, 2003 (File No. 333-104836).

(12)	Incorporated by reference to the company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002 (File No. 1-14880).

(13)	Incorporated by reference to the company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2003 as filed on June 30, 2003 (File No. 1-14880).

(14)	Incorporated by reference to the company’s Quarterly Report on Form 10-Q for the period ended December 31, 2003 (File No. 1-14880).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of Lions Gate Entertainment Corp.

      We have audited the accompanying consolidated balance sheets of Lions Gate Entertainment Corp. as of March 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of CinéGroupe Corporation, previously a consolidated subsidiary (see note 2), which statements reflect total assets constituting 0% and 14.2% as of March 31, 2004 and 2003, respectively, and total revenues constituting 2.3% in 2004, 9.6% in 2003 and 13.1% in 2002 of the related consolidated totals. Those statements were audited by other auditors whose report dated May 28, 2004 expressed an unqualified opinion on those statements.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

      In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lions Gate Entertainment Corp. at March 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2004, in conformity with Canadian generally accepted accounting principles.

ERNST & YOUNG LLP

Los Angeles, California

June 28, 2004

LIONS GATE ENTERTAINMENT CORP.

CONSOLIDATED BALANCE SHEETS

	March 31, 2004	March 31, 2003

	(All amounts in thousands of
	United States dollars, except share
	amounts)
ASSETS
Cash and cash equivalents	$6,961	$7,440
Accounts receivable, net of reserve for video returns and other allowances of $55,146 (2003 — $11,364) and provision for doubtful accounts of $11,702 (2003 — $7,677)	125,075	88,272
Investment in films and television programs	400,933	206,275
Property and equipment	29,478	32,390
Goodwill	166,049	31,684
Other assets	24,270	19,135
Future income taxes	—	1,350

	$752,766	$386,546

LIABILITIES
Bank loans	$324,700	$130,921
Accounts payable and accrued liabilities	132,693	48,888
Accrued participations and residuals costs	77,759	26,158
Production loans	8,141	20,339
Subordinated notes	48,484	—
Debt	35,230	54,379
Deferred revenue	38,932	22,116
Minority interests	—	9,028

	665,939	311,829

Commitments and Contingencies
SHAREHOLDERS’ EQUITY
Preferred shares, 200,000,000 shares authorized, issued in series, including 1,000,000 series A (nil and 11,830 shares issued and outstanding) and 10 series B (10 shares issued and outstanding) (liquidation preference nil and $30,167)	—	32,519
Common stock, no par value, 500,000,000 shares authorized, 93,615,896 and 43,231,921 shares issued and outstanding	275,569	157,675
Contributed surplus	20,528	—
Accumulated deficit	(201,295)	(107,942)
Cumulative translation adjustments	(7,975)	(7,535)

	86,827	74,717

	$752,766	$386,546

See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended	Year Ended
	March 31, 2004	March 31, 2003	March 31, 2002

	(All amounts in thousands of United States dollars,
	except per share amounts)
Revenues	$384,891	$293,073	$270,255
Expenses:
Direct operating	191,849	155,369	160,733
Distribution and marketing	207,065	87,752	74,011
General and administration	43,706	32,252	34,668
Write-down of animation assets	18,071	—	—
Severance and relocation costs	5,575	—	—
Write-down of other assets	3,621	—	—
Depreciation and amortization	5,003	4,379	3,728

Total expenses	474,890	279,752	273,140

Operating Income (Loss)	(89,999)	13,321	(2,885)

Other Expense (Income):
Interest on debt initially incurred for a term of more than one year (net of interest income of $0.3 million (2003-$0.1 million; 2002 — $0.3 million))	15,758	10,239	9,828
Minority interests	(9,794)	45	1,221
Unusual losses	—	—	1,351

Total other expenses, net	5,964	10,284	12,400

Income (Loss) Before Gain on Dilution of Investment in a Subsidiary, Write-down and Equity Interests and Income Taxes	(95,963)	3,037	(15,285)
Gain on dilution of investment in a subsidiary	—	—	2,186
Write-down in investments subject to significant influence	—	—	(13,408)
Other equity interests	(300)	(1)	(1,134)

Income (Loss) Before Income Taxes	(96,263)	3,036	(27,641)
Income tax benefit (provision)	2,091	(1,910)	(321)

Net Income (Loss) from Continuing Operations	(94,172)	1,126	(27,962)
Loss from discontinued operation	—	—	(18,997)

Net Income (Loss)	(94,172)	1,126	(46,959)
Dividends on Series A preferred shares	(387)	(1,584)	(1,592)
Accretion and amortization on Series A preferred shares	(1,127)	(2,049)	(2,089)

Net Loss Available to Common Shareholders	$(95,686)	$(2,507)	$(50,640)

Loss Per Common Share from Continuing Operations	$(1.35)	$(0.06)	$(0.74)
Loss Per Common Share from Discontinued Operation	—	—	(0.44)

Basic and Diluted Loss Per Common Share	$(1.35)	$(0.06)	$(1.18)

See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

			Series A		Series B
	Common Stock		Preferred Shares		Preferred Shares				Cumulative
							Contributed	Accumulated	Translation
	Number	Amount	Number	Amount	Number	Amount	Surplus	Deficit	Adjustments	Total

	(All amounts in thousands of U.S. dollars, except share amounts)
Balance at March 31, 2001	42,296,838	$155,540	12,205	$29,936	10	$—	$—	$(54,795)	$(5,838)	$124,843
Conversion of Series A preferred shares	648,000	1,652	(648)	(1,652)						—
Exercise of stock options	87,083	137								137
Issued pursuant to share bonus plan	200,000	346								346
Stock dividends			273	696						696
Net loss available to common shareholders								(50,640)		(50,640)
Accretion on Series A preferred shares			—	1,771						1,771
Foreign currency translation adjustments									(1,759)	(1,759)

Balance at March 31, 2002	43,231,921	157,675	11,830	30,751	10	—	—	(105,435)	(7,597)	75,394
Net loss available to common shareholders								(2,507)		(2,507)
Accretion on Series A preferred shares			—	1,768						1,768
Foreign currency translation adjustments									62	62

Balance at March 31, 2003	43,231,921	157,675	11,830	32,519	10	—	—	(107,942)	(7,535)	74,717
Issuance of common stock	44,951,056	103,176								103,176
Exercise of stock options	955,562	2,609								2,609
Exercise of warrants	275,400	1,377								1,377
Conversion feature of subordinated note							16,269			16,269
Redemption of Series A preferred shares			(8,040)	(22,349)			4,259			(18,090)
Conversion of Series A preferred shares	4,201,957	10,732	(3,790)	(10,732)						—
Deconsolidation of CinéGroupe’s net deficiency in equity								2,333		2,333
Net loss available to common shareholders								(95,686)		(95,686)
Accretion on Series A preferred shares			—	562						562
Foreign currency translation adjustments									(440)	(440)

Balance at March 31, 2004	93,615,896	$275,569	—	$—	10	$—	$20,528	$(201,295)	$(7,975)	$86,827

See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended	Year Ended
	March 31, 2004	March 31, 2003	March 31, 2002

	(All amounts in thousands of United States dollars)
Operating activities:
Net income (loss)	$(94,172)	$1,126	$(46,959)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation of property and equipment	4,389	3,741	3,113
Amortization of pre-operating costs	614	637	615
Amortization of deferred financing costs	3,927	1,572	1,177
Amortization of films and television programs	189,820	153,673	158,998
Relocation costs	2,131	—	—
Write-down of animation assets	18,071	—	—
Write-down of other assets	3,621	—	—
Gain on dilution of investment in a subsidiary	—	—	(2,186)
Unusual losses	—	—	1,351
Accretion on subordinated notes	809	—	—
Minority interests	(9,794)	45	1,221
Write-down in investments subject to significant influence	—	—	13,408
Discontinued operation	—	—	18,997
Other equity interests	300	1	1,134
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	(6,953)	20,810	(3,394)
Increase in investment in films and television programs	(252,807)	(176,813)	(202,230)
Other assets	6,790	(8,281)	430
Future income taxes	(2,563)	—	(809)
Accounts payable and accrued liabilities	13,246	(1,057)	777
Accrued participations and residuals costs	8,008	9,125	(6,157)
Deferred revenue	7,981	7,912	(198)

Net cash flows provided by (used in) operating activities	(106,582)	12,491	(60,712)

Financing activities:
Issuance of common stock	107,162	—	137
Redemption of Series A preferred shares	(18,090)	—	—
Dividends paid on Series A preferred shares	(387)	(1,584)	(883)
Financing fees paid	(11,402)	(166)	(1,239)
Increase in subordinated notes, net of issue costs	56,347	—	—
Increase (decrease) in bank loans	141,823	(14,775)	42,715
(Increase) decrease in restricted cash	—	706	(719)
Proceeds from production loans	18,235	21,421	28,251
Repayments of production loans	(18,586)	(26,276)	(19,292)
Proceeds from debt	24,268	10,565	9,017
Repayments of debt	(42,849)	(5,912)	(3,152)

Net cash flows provided by (used in) financing activities	256,521	(16,021)	54,835

Investing activities:
Minority investment in subsidiary	—	—	9,200
Cash received from investment in Mandalay Pictures, LLC	—	6,634	5,362
Acquisition of Eaton Entertainment, LLC, net of cash acquired	—	—	472
Acquisition of Artisan Entertainment Inc., net of cash acquired	(148,870)	—	—
Purchase of property and equipment	(905)	(2,171)	(7,694)

Net cash flows provided by (used in) investing activities	(149,775)	4,463	7,340

Net change in cash and cash equivalents	164	933	1,463
Foreign exchange effect on cash	(643)	(134)	(1,474)
Cash and cash equivalents — beginning of year	7,440	6,641	6,652

Cash and cash equivalents — end of year	$6,961	$7,440	$6,641

See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Operations

      Lions Gate Entertainment Corp. (“the Company” or “Lions Gate”) is a fully integrated entertainment company engaged in the development, production and distribution of feature films, television series, television movies and mini-series, non-fiction programming and animated programming, as well as the management of Canadian-based studio facilities and until fiscal 2002 management services provided to Canadian limited partnerships. As an independent distribution company, the Company also acquires distribution rights from a wide variety of studios, production companies and independent producers.

      On December 15, 2003, the Company acquired Film Holdings Co., the parent company of Artisan Entertainment Inc. (“Artisan”) as described in note 11. The acquisition is included in the consolidated balance sheet and all operating results and cash flows have been included in the consolidated statements of operations and cash flows from the acquisition date through March 31, 2004.

2.	Significant Accounting Policies

(a)	Generally Accepted Accounting Principles

      These consolidated financial statements have been prepared in accordance with Canadian generally accepted accounting principles (“Canadian GAAP”) which conforms, in all material respects, with the accounting principles generally accepted in the United States (“U.S. GAAP”), except as described in note 20. The Canadian dollar and the U.S. dollar are the functional currencies of the Company’s Canadian and U.S. based businesses, respectively.

      Effective April 1, 2002, the Company adopted the United States dollar as its reporting currency as a substantial component of its operations are domiciled in the United States and the dominant market for trading volume of its common stock is on the American Stock Exchange. Prior to April 1, 2002, the Company’s consolidated financial statements were presented in Canadian dollars. These consolidated financial statements and those amounts previously reported in Canadian dollars have been translated from Canadian dollars to United States dollars by translating the assets and liabilities at the rate in effect at the respective balance sheet dates and revenues and expenses at the average rate for the reporting periods. Any resulting translation foreign exchange gains and losses are recorded as a separate component of shareholders’ equity. The functional currencies of each of the Company’s operations in the United States and Canada are unchanged.

      On March 29, 2004, the new British Columbia Business Corporations Act came into force, which allows the Company to prepare its financial statements either under Canadian or U.S. GAAP. The Company has elected to prepare financial statements under U.S. GAAP commencing April 1, 2004. The Company must disclose and quantify material differences with Canadian GAAP in its interim and annual financial statements for the next two fiscal years.

(b)	Principles of Consolidation

      The accompanying consolidated financial statements of the Company include the accounts of Lions Gate and all of its majority-owned and controlled subsidiaries, with a provision for minority interests. All significant intercompany balances and transactions have been eliminated on consolidation.

CinéGroupe Corporation

      The Company has 29.4% ownership interest and until December 22, 2003 majority voting power in CinéGroupe Corporation (together with its subsidiaries Animation Cinépix Inc., “CinéGroupe”), a Canadian animation company. CinéGroupe was unable to meet its financial obligations in the ordinary course of business and, as a result, sought protection from its creditors. Pursuant to a petition filed by CinéGroupe, the

LIONS GATE ENTERTAINMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Superior Court of the District of Montreal issued on December 22, 2003, an Initial Order pursuant to the Companies’ Creditors Arrangement Act (“CCAA”). Pursuant to this order, all proceedings by CinéGroupe’s creditors are suspended. This order was subsequently renewed and extended such that CinéGroupe has until July 31, 2005 to file a plan of arrangement with its creditors or to ask the Court for another extension to do so. However, a current deadlock among CinéGroupe’s shareholders will likely prevent it from filing a plan. Consequently, Animation Cinépix Inc. (“Cinépix”), CinéGroupe’s principal shareholder and a significant creditor, has filed a plan in lieu of CinéGroupe. If the Court authorizes Cinépix to submit its plan to CinéGroupe’s creditors during the hearing scheduled to be held July 2, 2004, a meeting of CinéGroupe’s creditors will be called to vote on the plan. If the plan is approved during this meeting by a majority in number representing two-thirds in value of the creditors, or classes of creditors, the plan will then be presented to the Court for approval. If the plan is approved and implemented, CinéGroupe’s liabilities and obligations will be compromised in accordance with the plan, thereby allowing CinéGroupe to restructure. If no plan is filed, approved or implemented, CinéGroupe will then likely be declared bankrupt and/or be liquidated. CinéGroupe recorded a $10.0 million write-down in assets, primarily in investment in films and television programs, which have become impaired during the nine months ended December 31, 2003. CinéGroupe’s write-down of animation assets is presented in the consolidated statements of operations together with a $8.1 million write-off of the Company’s convertible debentures and other receivables as discussed below. As a result of the CCAA filing, the Company determined that it no longer controls or has the ability to significantly influence CinéGroupe. Effective January 1, 2004, the Company deconsolidated the assets and liabilities of CinéGroupe and began accounting for CinéGroupe under the cost method of accounting. In addition, the Company wrote-off $8.1 million of convertible debentures and other receivables due from CinéGroupe which, as intercompany debentures and receivables, were previously eliminated in consolidation. At January 1, 2004 CinéGroupe had a net deficiency in shareholders’ equity, which was reflected in the statement of changes in shareholders’ equity as a reduction of $2.3 million to accumulated deficit upon the deconsolidation of CinéGroupe. At March 31, 2004, the net investment in CinéGroupe on the consolidated balance sheet was nil. The consolidated financial statements include CinéGroupe assets of nil and $55.1 million as of March 31, 2004 and 2003, respectively, CinéGroupe liabilities of nil and $37.7 million as of March 31, 2004 and 2003, respectively and CinéGroupe revenues of $9.0 million, $28.2 million and $35.5 million for the nine months ended December 31, 2003 and the years ended March 31, 2003 and 2002. The consolidated financial statements include the results of CinéGroupe for the nine months ended December 31, 2003 and for the years ended March 31, 2003 and 2002.

(c)	Revenue Recognition

      Revenue from the sale or licensing of films and television programs is recognized upon meeting all recognition requirements of SoP 00-2. Revenue from the theatrical release of feature films is recognized at the time of exhibition based on the Company’s participation in box office receipts. Revenue from the sale of videocassettes and digital video disks (“DVDs”) in the retail market, net of an allowance for estimated returns and other allowances, is recognized on the later of shipment to the customer or “street date” when it is available for sale by the customer. Under revenue sharing arrangements, rental revenue is recognized when the Company is entitled to receipts and such receipts are determinable. Revenues from television licensing are recognized when the feature film or television program is available to the licensee for telecast. For television licenses that include separate availability “windows” during the license period, revenue is allocated over the “windows”. Revenue from sales to international territories are recognized when the feature film or television program is available to the distributor for exploitation and no conditions for delivery exist, which under most sales contracts requires that full payment has been received from the distributor. For multiple media rights contracts with a fee for a single film or television program where the contract provides for media holdbacks, the fee is allocated to the various media based on management’s assessment of the relative fair value of the rights to exploit each media and is recognized as each holdback is released. For multiple-title contracts with a

LIONS GATE ENTERTAINMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fee, the fee is allocated on a title-by-title basis, based on management’s assessment of the relative fair value of each title.

      Rental revenue from short-term operating leases of studio facilities is recognized over the term of the lease. Until fiscal 2002, the Company earned fees from management services provided to Canadian limited partnerships, whose purpose is to assist in the financing of films produced in Canada. These fees were recognized as revenue when the financing was completed.

      Cash payments received are recorded as deferred revenue until all the conditions of revenue recognition have been met. Long-term, non-interest bearing receivables are discounted to present value. At March 31, 2004, $15.9 million of accounts receivable mature beyond one year. The accounts receivable mature as follows: $7.7 million in fiscal 2006, $0.9 million in fiscal 2007, $3.4 million in fiscal 2008, $1.9 million in fiscal 2009 and $2.0 million in fiscal 2010.

(d)	Cash and Cash Equivalents

      Cash and cash equivalents include cash and highly liquid debt investments with original maturities of ninety days or less when purchased, which are carried at the lower of cost and fair market value. There were no restricted cash balances at March 31, 2004 and 2003.

(e)	Investment in Films and Television Programs

      Investment in films and television programs includes the unamortized costs of completed films and television programs which have been produced by the Company or for which the Company has acquired distribution rights, libraries acquired as part of acquisitions of companies, films and television programs in progress and in development and home video product inventory.

      For films and television programs produced by the Company, capitalized costs include all direct production and financing costs, capitalized interest and production overhead. For acquired films and television programs, these capitalized costs consist of minimum guarantee payments to acquire the distribution rights.

      Costs of acquiring and producing films and television programs and of acquired libraries are amortized using the individual-film-forecast method, whereby these costs are amortized and participation and residual costs are accrued in the proportion that current year’s revenue bears to management’s estimate of ultimate revenue at the beginning of the current year expected to be recognized from the exploitation, exhibition or sale of the films or television programs.

      Ultimate revenue includes estimates over a period not to exceed ten years following the date of initial release or from the date of delivery of the first episode for episodic television series. For titles included in acquired libraries, ultimate revenue includes estimates over a period not to exceed twenty years following the date of acquisition.

      Investment in films and television programs is stated at the lower of amortized cost or estimated fair value on an individual film basis. The valuation of investment in films and television programs is reviewed on a title-by-title basis, when an event or change in circumstances indicate that the fair value of a film or television program is less than its unamortized cost. The fair value of the film or television program is determined using management’s future revenue and cost estimates and a discounted cash flow approach. Additional amortization is recorded in the amount by which the unamortized costs exceed the estimated fair value of the film or television program. Estimates of future revenue involve measurement uncertainty and it is therefore possible that reductions in the carrying value of investment in films and television programs may be required as a consequence of changes in management’s future revenue estimates.

      Films and television programs in progress include the accumulated costs of productions, which have not yet been completed by the Company.

LIONS GATE ENTERTAINMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Films and television programs in development include costs of acquiring film rights to books, stage plays or original screenplays and costs to adapt such projects. Such costs are capitalized and, upon commencement of production, are transferred to production costs. Projects in development are written off at the earlier of the date determined not to be recoverable or when abandoned, or three years from the date of the initial investment.

      Home video product inventory consists of videocassettes and DVDs and are stated at the lower of cost or market value.

(f)	Property and Equipment

      Property and equipment is carried at cost less accumulated depreciation. Depreciation is provided for using the following rates and methods:

Buildings	25 years straight-line
Computer equipment and software	2 - 4 years straight-line and 30% declining balance
Automobiles	30% declining balance
Furniture and equipment	2 - 10 years straight-line and 20%-30% declining balance
Leasehold improvements	Over the lease term or the useful life, whichever is shorter

      Equipment under capital lease is amortized using the above rates.

      The Company periodically reviews and evaluates the recoverability of property and equipment. Where applicable, estimates of net future cash flows, on an undiscounted basis, are calculated based on future revenue estimates, if appropriate and where deemed necessary, a reduction in the carrying amount is recorded.

(g)	Goodwill

      On November 1, 2001, the Canadian Institute of Chartered Accountants (“CICA”) released Section 3062, “Goodwill and Other Intangible Assets” (“CICA 3062”), to be applied by companies for fiscal years beginning on or after January 1, 2002. Early adoption was permitted for companies with their fiscal year beginning on or after April 1, 2001, provided the first interim period financial statements had not been previously issued. The Company elected to early-adopt CICA 3062 on April 1, 2001. Under CICA 3062, goodwill is no longer amortized but is reviewed annually within each fiscal year, or more frequently if impairment indicators arise, for impairment, unless certain criteria have been met, and is similar, in many respects, to Statement of Financial Accounting Standards (“SFAS”) 142, “Goodwill and Other Intangible Assets”, under U.S. GAAP. In accordance with the adoption provisions of CICA 3062, goodwill is required to be tested for impairment on the date of adoption. Under SFAS 142 goodwill is required to be tested for impairment within six months of adoption, as of the beginning of the year. At April 1, 2001, September 30, 2001 and December 31, 2002 the Company completed impairment tests required by comparing the fair value of each of the reporting units to its carrying value including goodwill and determined that an the recognition of impairment losses was not necessary. At December 31, 2003, the Company completed impairment tests required and it was determined that the implied fair value of goodwill for the animation reporting unit was less than the carrying value of goodwill and therefore animation goodwill was written down by $0.1 million to nil. Goodwill is also required to be tested for impairment between the annual tests if an event occurs or circumstances change that more-likely-than-not reduce the fair value of a reporting unit below its carrying value. The amortization provisions of CICA 3062 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the amortization and impairment provisions of CICA 3062 are effective upon adoption of CICA 3062.

LIONS GATE ENTERTAINMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(h)	Other Assets

      Other assets include intangible assets, deferred print costs, an interest bearing convertible promissory note, deferred debt financing costs, deferred pre-operating costs, other investments and prepaid expenses.

      Intangible Assets. Intangible assets acquired in connection with the purchase of Artisan are amortized over their estimated useful lives of two to four years from the date of acquisition. These intangible assets will be subject to periodic impairment tests.

      Prints, Advertising and Marketing Expenses. The cost of film prints are expensed upon theatrical release and are included in operating expenses. The costs of advertising and marketing expenses are expensed as incurred. Advertising expenses for the year ended March 31, 2004 were $109.8 (2003 — $46.3 million, 2002 — $45.0 million) which were recorded as distribution and marketing expenses.

      Debt Financing Costs. Amounts incurred in connection with obtaining debt financing are deferred and amortized, as a component of interest expense, over the term to maturity of the related debt obligation.

      Pre-Operating Period Costs. Pre-operating period costs related to the period before commencement of commercial operations of new businesses are deferred and amortized on a straight-line basis over a period not to exceed five years commencing once the pre-operating period has ended. At March 31, 2004, pre-operating costs are fully amortized.

      Equity Method Investees. Other investments include companies, which are accounted for using the equity method. The Company’s equitee method investees are periodically reviewed to determine whether there has been a loss in value that is other than a temporary decline. Estimates of net future cash flows on an undiscounted basis are used to assess whether there is a loss in value.

(i)	Income Taxes

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

(j)	Government Assistance

      The Company has access to government programs that are designed to assist film and television production and distribution in Canada.

      Prior to April 1, 2003, all federal and provincial refundable tax credits earned were included in revenues when the qualifying expenditures had been incurred provided that there was reasonable assurance that the credits will be realized. Tax credits earned with respect to expenditures on new productions commenced after April 1, 2003 are included as an offset to investment in films and television programs when the qualifying expenditures have been incurred provided that there is reasonable assurance that the credits will be realized (refer to note 15). This difference in treatment does not have a significant impact on the consolidated financial statements for the periods presented.

      Government assistance received with respect to the acquisition of distribution rights is recorded as a reduction of investment in films and television programs. Amounts received are repayable on a title-by-title basis once the title has achieved cash break-even to the extent of profit earned on that title. There are no fixed

LIONS GATE ENTERTAINMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

repayment terms, no interest payments and no claims on any assets of the Company or for the recovery of the amount invested, other than those that might be repayable out of future distribution revenue attached to the film rights. To the extent an individual film does not perform to pre-agreed levels, no amounts are repayable by the Company.

      Government assistance toward distribution and marketing expenses is recorded as a reduction of those expenses.

(k)	Foreign Currency Translation

      Monetary assets and liabilities denominated in currencies other than the functional currency are translated at exchange rates in effect at the balance sheet date. Resulting unrealized translation gains and losses are included in the consolidated statement of operations.

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

(l)	Derivative Instruments and Hedging Activities

      Derivative financial instruments are used by the Company in the management of its foreign currency and interest rate exposures. The Company’s policy is not to use derivative financial instruments for trading or speculative purposes.

      The Company enters into interest rate swaps in order to reduce the impact of fluctuating interest rates on its short-term and long-term debt. These swap agreements require the periodic exchange of payments without the exchange of the notional principal amount on which the payments are based, which are recorded as an adjustment of interest expense. The related amount payable to or receivable from counterparties is included as an adjustment to accrued interest. The swaps are considered effective under current Canadian GAAP and accordingly no fair valuation adjustment is recorded.

      The Company enters into forward foreign exchange contracts to hedge its foreign currency exposures on future production expenses denominated in Canadian dollars. Foreign exchange translation gains and losses are capitalized and recorded as production costs when the gains and losses are realized. The contracts are considered effective under Canadian GAAP and accordingly unrealized gains or losses are not recorded until realized, at which time they are capitalized and recorded as production costs.

(m)	Stock-Based Compensation

      In January 2001, CICA released Section 3870, “Stock-Based Compensation and Other Stock-Based Payments”, which applies to awards granted on or after the date of adoption. CICA 3870 establishes standards for the recognition, measurement and disclosure of stock-based compensation and other stock-based payments made in exchange for goods and services. The Company adopted CICA 3870 on April 1, 2002 and it applies to stock options awarded after April 1, 2002 and to awards that call for settlement in cash that are outstanding at the date of adoption. There was no impact on the Company’s earnings as a result of the adoption of the new standard. For employee awards that call for settlement in cash, a stock based compensation expense is required to be recognized over the employee service period once the options are expected to vest. For stock options granted to its employees, the standard does not require the Company to

LIONS GATE ENTERTAINMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recognize a compensation expense if the Company chooses the disclosure only method of adoption. The Company chose to disclose the fair value of the stock compensation expense from April 1, 2002. (Refer to note 10(d)).

(n)	Earnings Per Share

      The Company calculates earnings per share in accordance with CICA Section 3500, “Earnings Per Share”. Basic earnings per share is calculated based on the weighted average common stock outstanding for the period. Diluted earnings per share includes the impact of convertible securities and stock options, if dilutive. When dilutive, the impact of convertible securities is computed using the if-converted method. The standard requires the use of the treasury stock method for calculating the impact of dilutive stock options to be included in diluted earnings per share.

(o)	Use of Estimates

      The preparation of financial statements in conformity with Canadian generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. The most significant estimates made by management in the preparation of the financial statements relate to ultimate revenue and costs for investment in films and television programs; estimates of sales returns and other allowances, provision for doubtful accounts, fair value of assets and liabilities for allocation of the purchase price of companies acquired, current and future income taxes and accruals for contingent liabilities; and impairment assessments for investment in films and television programs, intangible assets, other investments, recoverability of future income taxes and goodwill. Actual results could differ from such estimates.

(p)	Reclassifications

      Certain amounts presented in prior years have been reclassified to conform to the current year’s presentation.

(q)	Recent Accounting Pronouncements

Hedging Relationships-

      In December 2001, the CICA released Accounting Guideline AcG-13 (“AcG-13”), “Hedging Relationships”, to be applied by companies to hedge relationships in effect in fiscal years beginning on or after July 1, 2003. The standard establishes criteria for identification and documentation of hedging relationships for when hedge accounting may be applied. The Company chose not to adopt the standard until it becomes effective on April 1, 2004. AcG-13 requirements are similar to those established in the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards 133 (“SFAS 133”), as amended, which was effective for periods beginning after June 15, 2000. Accordingly, the Company has applied hedge accounting under SFAS 133 for its interest rate swaps and forward foreign exchange contracts as presented in note 18(c).

Variable Interest Entities-

      In June 2003, the CICA released AcG-15, “Consolidation of Variable Interest Entities”, to be applied by companies for periods beginning on or after November 1, 2004. The standard establishes criteria to identify variable interest entities (“VIE”) and the primary beneficiary of such entities. An entity that qualifies as a VIE must be consolidated by its primary beneficiary. The Company will apply this standard when it becomes effective. In January 2003, the FASB issued Interpretation No. (“FIN”) 46, “Consolidation of Variable

LIONS GATE ENTERTAINMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest Entities”, which is effective for financial statements of public companies that have special purpose entities for periods ending after December 15, 2003 and for public companies without special purpose entities for periods ending after March 15, 2004. Accordingly, under U.S. GAAP the Company has identified a VIE which is required to be consolidated and provided required disclosures under FIN 46 as presented in note 20.

3.	Investment in Films and Television Programs

	March 31,	March 31,
	2004	2003

	(Amounts in thousands)
Theatrical and Non-Theatrical Films
Released, net of accumulated amortization	$108,389	$58,801
Acquired libraries, net of accumulated amortization	128,559	37,422
Completed and not released	61,669	11,359
In progress	22,347	31,783
In development	1,215	1,031
Product inventory	26,698	11,359

	348,877	151,755

Direct-to-Television Programs
Released, net of accumulated amortization	17,640	36,324
In progress	33,628	15,536
In development	787	2,660

	52,055	54,520

	$400,932	$206,275

      Acquired libraries of $128.6 million at March 31, 2004 (March 31, 2003 — $37.4 million) include the Trimark library acquired October 2000 and the Artisan library acquired on December 15, 2003 (refer to note 11). The Trimark library is amortized over its expected revenue stream for a period of twenty years from the acquisition date. The remaining amortization period on the Trimark library as at March 31, 2004 is sixteen and one half years on unamortized costs of $30.0 million. The Artisan library includes titles released at least three years prior to the date of acquisition, which are amortized over its expected revenue streams for a period of twenty years from the date of acquisition. The remaining amortization period on the Artisan library at March 31, 2004 is nineteen and three quarter years on unamortized costs of $98.5 million.

      The Company expects approximately 49% of completed films and television programs, net of accumulated amortization will be amortized during the one-year period ending March 31, 2005, and approximately 89% of accrued participants’ share will be paid during the one-year period ending March 31, 2005.

      Additionally, the Company expects approximately 82% of completed and released films and television programs, net of accumulated amortization, will be amortized during the three year period ending March 31, 2007.

      Interest capitalized relating to productions during the year ended March 31, 2004 amounted to $1.7 million (2003 — $1.0 million; 2002 — $2.9 million).

LIONS GATE ENTERTAINMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Property and Equipment

	March 31, 2004		March 31, 2003

		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization

	(Amounts in thousands)
Land held for leasing purposes	$11,058	$—	$9,879	$—
Buildings held for leasing purposes	18,329	3,845	16,375	2,729
Leasehold improvements	448	370	1,020	514
Furniture and equipment	2,607	1,469	4,780	2,789
Automobiles	11	10	11	9
Computer equipment and software	6,129	3,410	7,543	3,378
Equipment under capital leases	—	—	4,501	2,300

	$38,582	$9,104	$44,109	$11,719

Net book value		$29,478		$32,390

5.	Other Assets

	March 31,	March 31,
	2004	2003

	(Amounts in thousands)
Deferred financing costs, net of accumulated amortization	$13,433	$2,930
Intangible assets, net	4,370	—
Prepaid expenses and other	3,836	7,525
Other investments	2,503	3,522
Deferred print costs	128	1,133
Promissory note, net of provision	—	3,412
Deferred pre-operating costs	—	613

	$24,270	$19,135

      Intangible Assets. Intangible assets acquired in connection with the purchase of Artisan of $5.1 million represent distribution and personal service agreements and are amortized over a period of two to four years from the date of acquisition. For the year ended March 31, 2004 $0.7 million amortization was recorded. Based on the current amount of intangibles subject to amortization, the estimated amortization expense for each of the succeeding years is $2.2 million for the year ended March 31, 2005 and $2.2 million for the year ended March 31, 2006.

      Discontinued Operation and Promissory Note. Effective April 1, 2002, the carrying value of the Company’s investment in Mandalay Pictures, LLC (“Mandalay”) was presented as a discontinued operation as it was expected to be sold by the end of fiscal 2003. During fiscal 2003, the Company received distributions of $2.4 million from Mandalay under a prior agreement. On November 8, 2002, the Company sold its investment in Mandalay for cash of $4.2 million and an interest bearing convertible promissory note totaling $3.3 million. The note, bearing interest at 6%, is payable $1.3 million on December 31, 2005, $1.0 million on December 31, 2006 and $1.0 million on December 31, 2007. No gain or loss was recorded on the sale as the Company’s carrying value of $7.5 million equaled the sales price. At March 31, 2004 it was determined that the note may not be collectible and accordingly, the Company recorded a provision of $3.6 million against its promissory note and accrued interest. The provision is presented as a write-down of other assets in the consolidated statements of operations for the year ended March 31, 2004.

LIONS GATE ENTERTAINMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Equity Method Investees. During the quarter ended March 31, 2002, CinemaNow, Inc. (“CinemaNow”) advised the Company of its inability to generate sufficient cash flows from operations to sustain its operations over the following twelve months, without raising additional capital. Given the uncertain economic climate and CinemaNow’s recurring losses there was no assurance that further financing would be forthcoming and, as a result, the Company wrote down its investment in CinemaNow to nil. The write-off of the investment in CinemaNow of $13.4 million was disclosed in the statement of operations as write-down in investments subject to significant influence. During the quarter ending March 31, 2003, the Company purchased $0.4 million of Series C Convertible Preferred Shares of CinemaNow as part of CinemaNow’s round of financing. The round of financing and conversion of a debenture decreased the Company’s economic and voting interest to approximately 54%. The investment in CinemaNow made during the quarter ending March 31, 2003 is accounted for using the equity method as the Company does not have the ability to control the strategic, operating, investing and financing decisions of CinemaNow as a consequence of the Company’s inability to elect the majority of the Board of Directors of CinemaNow. For the year ended March 31, 2004 a loss in the amount of $0.2 million (2003 — $0.4 million) is recorded in other equity interests in the consolidated statement of operations. The investment in CinemaNow was reduced to nil by March 31, 2004 and therefore the Company does not record any additional losses, as it has no further funding requirements.

      The Company has a 75% economic interest and a 30% voting interest in Christal Films Distribution Inc., a film distributor and sub-distributor in Quebec, Canada. The investment in Christal was $2.5 million at March 31, 2004 (2003 — $2.6 million). For the year ended March 31, 2004 a loss in the amount of $0.1 million (2003 — income $0.4 million) is recorded in other equity interests in the consolidated statements of operations.

6.	Bank Loans

      The Company has a $350 million credit facility (2003 –$200 million) consisting of a $200 million U.S. dollar-denominated revolving credit facility (2003 — $175 million), a $15 million Canadian dollar-denominated revolving credit facility (2003 — $25 million) and a $135 million U.S. dollar-denominated term-loan (2003 — nil). The credit facility expires December 31, 2008 and bears interest in the case of revolving credit facility loans at 2.75% over the Adjusted LIBOR or the Canadian Bankers Acceptance rate, or 1.75% over the U.S. or Canadian prime rates and in the case of the term loan at 3.25% over the Adjusted LIBOR, or 2.25% over the U.S. prime rates. The principal amount of the term loan is payable in four annual installments of $20 million commencing in December 2004 and a fifth installment of $55 million payable in December 2008. Once repaid, amounts constituting the term loan commitment may not be re-borrowed. The availability of funds under the credit facility is limited by the borrowing base, which is calculated on a monthly basis. The borrowing base assets at March 31, 2004 totaled $390.9 million (March 31, 2003 — $166.4 million). At March 31, 2004, the revolving credit facility had an average variable interest rate of 4.28% on principal of $189.7 million under the U.S. dollar credit facility, and an average variable interest rate of 4.36% on principal of $135.0 million under the term loan. The Company had not drawn on the Canadian dollar credit facility as of March 31, 2004. The Company is required to pay a monthly commitment fee of 0.50% on the total credit facility of $350.0 million less the amount drawn. Right, title and interest in and to all personal property of Lions Gate Entertainment Corp. and Lions Gate Entertainment Inc. is being pledged as security for the credit facility. The credit facility is senior to the Company’s production loans, subordinated notes and debt. The credit facility restricts the Company from paying cash dividends on its common shares. The Company entered into a $100 million interest rate swap at an interest rate of 3.08%, commencing January 2003 and ending September 2005. The swap is in effect as long as three month LIBOR is less than 5.0%. Fair market value of the interest rate swap at March 31, 2004 is negative $2.3 million (March 31, 2003 — negative $3.2 million). The unrecognized fair valuation gain for the year ended March 31, 2004 is $0.9 million (2003 — loss of $3.2 million). Financing fees of $11.4 million incurred in connection with the credit facility are deferred and amortized to interest expense over the term of the credit facility.

LIONS GATE ENTERTAINMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As at March 31, 2003, CinéGroupe, which was deconsolidated as of January 1, 2004, had $3.2 million drawn on an operating line of credit and demand loans in the amount of $1.3 million bearing interest at Canadian prime plus 2% and $1.0 million bearing interest at Canadian prime plus 4% outstanding. The carrying value of certain accounts receivable, a guarantee by SODEC (Société de Développement des Enterprises Culturelles), investment in films and television programs and capital assets totaling $1.8 million at March 31, 2003 were pledged as security for the operating line of credit. Certain accounts receivable, guarantees from shareholders of a subsidiary in the amount of $1.0 million and a guarantee by SODEC were provided as security for the demand loans.

      The weighted average interest rate on bank loans at March 31, 2004 was 4.31% (2003 — 4.21%; 2002 — 5.18%).

7.	Production Loans

      Production loans of $8.1 million at March 31, 2004 consist of bank demand loans bearing interest at various rates between 4.0% and 4.5%. Rights to certain films and television programs, a floating charge on certain book debts, certain film rights, and certain tangible assets and an assignment of all expected future revenue from exploitation of certain films and television programs have been provided as collateral. The carrying value of investment in films and television programs relating to these motion pictures was $8.1 million at March 31, 2004.

      Production loans of $20.3 million at March 31, 2003 consist of bank demand loans bearing interest at various rates between 3.86% and 8.75%, of which CinéGroupe, which was deconsolidated January 1, 2004, had $13.6 million. The carrying value of investment in films and television programs relating to these motion pictures was $27.9 million at March 31, 2003. Federal and provincial film tax credits receivable with a carrying value of $8.5 million, accounts receivable in the amount of $10.5 million, guarantees from SODEC, and general security agreements are also provided as collateral for certain of the loans in fiscal 2003. Of the outstanding amount, $11.0 million is repayable in U.S. dollars.

      The weighted average interest rate on production loans at March 31, 2004 was 4.08% (2003 — 5.61%; 2002 — 5.37%)

8.	Subordinated Notes

      On October 3, 2003, the Company filed a shelf registration statement to potentially offer for sale common shares, preferred shares, debt securities, warrants, purchase contracts, units and depository shares. The Company may sell any combination of the foregoing securities in one or more offerings up to an aggregate initial offering price of $250,000,000 during the period that the registration statement remains effective.

      On December 3, 2003, the Company sold $60.0 million of 4.875% Convertible Senior Subordinated Notes (“Notes”). In December 2003, the Company received $57.0 million of net proceeds, after paying placement agents’ fees. The offering expenses were $0.7 million. Interest on the Notes is due semi-annually on June 15 and December 15 commencing on June 15, 2004 and the Notes mature on December 15, 2010. The Company may redeem all or a portion of the Notes at its option on or after December 15, 2006 at 100% of their principal amount, together with accrued and unpaid interest through the date of redemption; provided, however, that the Notes will only be redeemable if the closing price of the Company’s common shares equals or exceeds 175% of the conversion price then in effect for at least 20 trading days within a period of 30 consecutive trading days ending on the day before the date of the notice of optional redemption. The Notes are convertible, at the option of the holder, at any time before the close of business on the business day immediately preceding the maturity date of the Notes, unless previously redeemed, into common shares of the Company at a conversion rate of 185.0944 shares per $1,000 principal amount of Notes, which is equal to a conversion price of approximately $5.40 per share. The conversion feature is valued at $16.3 million using the

LIONS GATE ENTERTAINMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Black-Scholes option-pricing model, net of placement agents’ fees and offering expenses of $1.0 million, and is classified as contributed surplus. The difference between the principal amount of $60.0 million and the original net carrying amount of $42.7 million is being accreted as a charge of $2.5 million per year to interest expense over the seven-year period from the date of issuance to the maturity date.

      On December 15, 2003, the Company assumed, as part of the purchase of Artisan Entertainment Inc. (“Artisan”), a $5.0 million subordinated promissory note to Vialta, Inc (“Promissory Note”) issued by Artisan which bears interest at 7.5% per annum compounded quarterly. The Promissory Note matures on April 1, 2005.

      The Company believes that the carrying value of the notes approximates fair value at March 31, 2004.

9.	Debt

	March 31,	March 31,
	2004	2003

	(Amounts in thousands)
Obligations under capital leases, bearing interest at 8.47% to 20.69%, due fiscal 2005, with certain equipment provided as collateral(1)(4)	$—	$2,016
Loans bearing interest from 5.75% to Canadian prime plus 2%, due fiscal 2005, with certain equipment provided as collateral(1)(4)	—	554
Promissory notes, bearing interest at 6.0%, paid July 31, 2003. The principal was convertible at the option of the holder into common shares of the Company at Cdn $8.10 per share(1)	—	11,233
Loans bearing interest at Canadian prime plus 1.75%, due in 2004, with guarantees from SDI (Société de Développement Industriel de Québec)(1)(4)	—	4
Loans bearing interest at 5.62% to 7.51%, due in fiscal 2006, 2008 and 2009, with property, buildings and equipment with carrying values of approximately $26.0 million provided as collateral(1)(2)	19,041	13,354
Loans bearing interest at Canadian prime plus 1%, repayable on demand and due fiscal 2005 with income tax credits receivable up to $0.9 million provided as collateral(1)(4)	—	503
Convertible debenture bearing interest at Canadian prime plus 1%, repayable at holder’s election upon completion of a subsidiaries financing in excess of $7.6 million, convertible into Class N or Class B shares of a subsidiary at Cdn$83.33 per share(1)(4)	—	1,363
Non-interest bearing sales guarantees, due fiscal 2005 and 2007(3)	16,189	25,352

	$35,230	$54,379

      The Company believes the carrying value of the debt approximates fair value at March 31, 2004.

(1)	Payable in Canadian dollars.

(2)	A subsidiary of the Company entered into a CDN$20 million interest rate swap at a fixed interest rate of 5.62%, commencing September 2003 and ending September 2008. The subsidiary does not require collateral or other security to support this contract. The subsidiary entered into the interest rate swap as a condition of its loan which states the interest rates under the facility are to be fixed either by way of a fixed rate term loan or by way of an interest rate swap. If the subsidiary had not entered into the interest rate swap it would have refinanced its debt at a fixed rate. During fiscal 2004, the subsidiary recorded interest expense of $1.0 million that approximates the amount they would have paid if they had entered

LIONS GATE ENTERTAINMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

into a fixed rate loan agreement. Fair market value of the interest rate swap at March 31, 2004 is negative $0.6 million. The unrecognized fair valuation loss for the year ended March 31, 2004 is $0.6 million.

(3)	Non interest-bearing sales guarantees represent amounts due under production financing arrangements whereby the Company has contracted with a third party and the third party has financed 100% of the production budgets for certain films, and in turn the Company retains the worldwide distribution rights for a period of at least twenty-five years. The Company has guaranteed to repay minimum amounts at the dates indicated. Under the terms of the arrangement, the third party is entitled to participate in future net revenue after deduction of certain specified items including, without limitation, distribution fees payable to the Company and distribution expenses paid by the Company.

(4)	The above debt balances were included for CinéGroupe at March 31, 2003. Effective January 1, 2004, the Company deconsolidated CinéGroupe and therefore these balances are no longer included at March 31, 2004.

10.	Capital Stock

(a) Common Stock

      On October 3, 2003, the Company filed a shelf registration statement to potentially offer for sale common shares, preferred shares, debt securities, warrants, purchase contracts, units and depository shares. The Company may sell any combination of the foregoing securities in one or more offerings up to an aggregate initial offering price of $250 million during the period that the registration statement remains effective.

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

(b) Series A Preferred Shares and Share Warrants

      On December 21, 1999, the Company issued 13,000 units at a price of $2,550 per unit. Each unit consisted of one 5.25% convertible, non-voting (except for the right to elect between one and three directors, depending on the number of preferred shares outstanding) redeemable Series A preferred share and 425 detachable common share purchase warrants (for a total of 5,525,000 common share purchase warrants). The proceeds received on the offering were allocated as follows: common share purchase warrants were valued at fair value, using the Black-Scholes option pricing model, of $0.706 per warrant or $3.9 million (which have been included in common stock in the consolidated statements of shareholders’ equity); conversion features were valued at fair value, using the Black-Scholes option pricing model, of $3.4 million; and the basic preferred shares were valued at the residual value of $25.9 million. The basic preferred shares and the conversion option are presented on a combined basis in the consolidated statements of shareholders’ equity. The preferred shares were entitled to cumulative dividends, as and when declared by the Board, payable semi-annually on the last day of March and September of each year. The Company could pay the dividends in cash or additional preferred shares. On September 30, 2003, and March 31, 2004 the Company declared and paid cash dividends of $0.3 million or $66.94 per share and $0.1 million or $66.94 per share, respectively. On September 30, 2002, and March 31, 2003 the Company declared and paid cash dividends of $0.8 million or $66.94 per share and $0.8 million or $66.94 per share, respectively. On September 30, 2001, the Company declared and paid cash dividends of $0.8 million or $66.94 per share. On March 31, 2002, the Company declared dividends of $0.8 million or $66.94 per share, which were paid in cash and additional preferred shares. The Company issued 273 preferred shares with a value of $0.7 million. The number of shares to be

LIONS GATE ENTERTAINMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

issued was calculated by using the semi-annual dividend rate of 2.625% multiplied by the number of outstanding preferred shares at March 31, 2002, less applicable withholding taxes. The withholding taxes and fractional shares were paid in cash of $0.1 million.

      In June 2003, the Company repurchased 8,040 Series A Preferred Shares at a per share purchase price of $2,250, or total purchase price of $18.1 million. The difference of $4.3 million, between the purchase price of the Series A Preferred Shares and the assigned value of the Series A Preferred Shares at the time of repurchase, represents a contribution by the preferred shareholders which accrues to the benefit of the remaining common shareholders and is classified on the consolidated balance sheet as contributed surplus.

      When the preferred shares were originally issued each holder of the preferred shares could convert all, but not less than all, of the preferred shares at any time into common shares at a rate of 1,000 common shares for each preferred share, subject to certain anti-dilution adjustments. During the years ended March 31, 2002, and 2000, 648 and 795 preferred shares were converted by the preferred shareholders, respectively. In September 2003, the Shareholders approved a special resolution resolving that the preferred shares would be convertible into common shares at a rate of 1,109 common shares for each preferred share, subject to certain anti-dilution adjustments. During the year ended March 31, 2004, 1,804 preferred shares were converted by the preferred shareholders into common shares at this amended rate. On or after January 1, 2003, the Company could convert the preferred shares, in whole or in part, to common shares on the same terms as the holders, subject to certain conditions. The Company exercised its right to convert the remaining 1,986 preferred shares to common shares on February 27, 2004. At March 31, 2004 there were no preferred shares outstanding.

      The difference between the initial carrying value of the preferred shares of $25.9 million and the redemption price of $34.8 million, after giving effect to conversions and repurchases through March 31, 2004, was accreted as a charge to accumulated deficit over the five-year period from the date of issuance to the first available redemption date. The Company ceased accreting this charge to accumulated deficit when all remaining preferred shares were converted to common shares in February 2004.

      The Company’s Series A preferred shares have been included in shareholders’ equity as the terms of the instrument do not provide a probable contractual obligation under which the Company would be required to transfer cash or other financial instruments to the holders under terms that would be potentially unfavourable to the Company.

      Each share purchase warrant entitles the holder to purchase one common share at a price of $5.00. The warrants are not transferable except with the consent of the Company. On December 15, 2003, the Board of Directors of the Company resolved that the term of the Company’s 5,525,000 warrants issued in December 1999 would be extended by one year. The warrants will expire January 1, 2005 instead of January 1, 2004. The modification of these warrants is treated as an exchange of the original warrant for a new warrant. The fair value of the new warrant is measured at the date the new warrant is issued and the value of the old warrant is its fair value immediately before its terms were modified. The additional incremental fair value of the new warrant is $2.0 million and is disclosed in the pro forma basic loss per common share table below. On March 4, 2004, 275,400 warrants were exercised and 275,400 common shares were issued. The Company received $1.4 million of proceeds.

(c) Series B Preferred Shares

      As a condition of the purchase of a subsidiary, on October 13, 2000, the Company issued ten shares at $10 per share to the principal shareholder of Trimark. The shares are non-transferable and are not entitled to dividends. The shares are non-voting except that the holder, who was a principal of the subsidiary acquired, has the right to elect himself to the Board of Directors. The shares are redeemable by the Company if certain events occur. The shares have a liquidation preference equal to the stated value of $10 per share.

LIONS GATE ENTERTAINMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company’s Series B preferred shares have been included in shareholders’ equity as the terms of the instrument do not provide a probable contractual obligation under which the Company would be required to transfer cash or other financial instruments to the holders under terms that would be potentially unfavourable to the Company.

(d) Stock-Based Compensation Plan

      The shareholders approved an Employees’ and Directors’ Equity Incentive Plan (the “Plan”) that provides for the issue of up to 8.0 million common shares of the Company to eligible employees, directors and service providers of the Company and its affiliates. Of the 8.0 million common shares allocated for issuance, up to a maximum of 250,000 common shares may be issued as discretionary bonuses in accordance with the terms of a share bonus plan. During fiscal 2004, no shares were issued under the share bonus plan. The shareholders approved an additional 1.4 million options to be issued outside of the Plan to a certain principal of an acquired company upon acquisition of that subsidiary. These shares were issued in fiscal 2001 and are included in the total number of stock options granted and outstanding at March 31, 2004.

      The Plan authorizes the granting of options to purchase shares of the Company’s common stock at an option price at least equal to the weighted average price of the shares for the five trading days prior to the grant. The options generally vest with the recipient within three years of grant, and have a maximum term of five years. At March 31, 2004, 177,275 common shares were available for grant under the plan.

      On November 13, 2001, the Board of Directors of the Company resolved that 750,000 options, granted to certain officers of the Company to purchase common shares of the Company, be revised to entitle the holders to receive cash only and not common shares. The amount of cash received will be equal to the amount by which the trading price of common shares on the exercise notice date exceeds the option price of $5.00 multiplied by the number of options exercised. The twenty-day average trading price of common shares prior to the exercise notice date has to be $6.00 or above in order for the officers to exercise their options. These revised options are not considered part of the Employees’ and Directors’ Equity Incentive Plan. The Company measures compensation cost as the amount by which the market value of common shares exceeds the option price. At March 31, 2004 the market price of common shares was $6.25 and the options were expected to vest. The Company has recorded stock compensation expense in the amount of $0.9 million in general and administration expenses in the consolidated statement of operations for the year ended March 31, 2004. The expense is calculated by using the market price of common shares on March 31, 2004 less the option price, multiplied by the 750,000 options expected to vest.

LIONS GATE ENTERTAINMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Changes in stock options granted and outstanding for fiscal 2002, 2003 and 2004 were as follows:

		Weighted Average
	Number of Shares	Exercise Price

Outstanding at March 31, 2001	8,895,417	$3.06
Granted	1,000,498	2.73
Exercised	(87,083)	1.51
Forfeited	(979,839)	4.57
Expired	(660,831)	3.27

Outstanding at March 31, 2002	8,168,162	2.82
Granted	1,523,000	2.52
Exercised	—	—
Forfeited	(223,177)	3.39
Expired	(1,056,992)	3.52

Outstanding at March 31, 2003	8,410,993	2.73
Granted	2,215,500	2.98
Exercised	(955,562)	2.72
Forfeited	(260,022)	2.77
Expired	(143,746)	3.72

Outstanding at March 31, 2004	9,267,163	$2.77

      Outstanding and exercisable options at March 31, 2004 were as follows:

	Weighted Average
	Remaining
	Contractual Life
	of Outstanding			Weighted Average of	Weighted Average of
Price Range	Options	Outstanding	Exercisable	Outstanding Options	Exercisable Options

$1.75 to $2.55	2.51 Years	6,414,997	4,693,443	$2.53	$2.53
$2.67 to $4.00	3.34 Years	2,626,833	1,441,830	$3.16	$3.00
$4.26 to $6.02	4.54 Years	225,333	46,666	$5.01	$5.01

	2.80 Years	9,267,163	6,181,939	$2.77	$2.66

      The Company has elected to use the intrinsic value method in accounting for stock based compensation. In accordance with CICA Section 3870, the following pro forma disclosures are provided about the costs of stock based compensation awards using the fair value method.

      The weighted average estimated fair value of each stock option granted in the year ended March 31, 2004 was $0.86 (2003 — $0.58). The total stock compensation expense for disclosure purposes for the year ended March 31, 2004, based on the fair value of the stock options granted, would be $0.7 million (2003 — $0.2 million). This disclosure is prospective and therefore does not include the fair value of stock options granted prior to April 1, 2002.

      For disclosure purposes the fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for stock options granted: a dividend yield of 0%, expected volatility of 30% (2003 — 30%), risk-free interest rate of 3.8% (2003 — 2.6%) and expected life of five years.

LIONS GATE ENTERTAINMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      During the quarter ending September 30, 2003, the Company modified the terms of 3,048,000 options of certain officers of the Company, extending the expiry dates to coincide with their employment contract dates. The vesting period and exercise prices were unchanged. The modification of these options is treated as an exchange of the original award for a new award. The value of the new award is measured as the fair value at the date the new award is granted and the value of the old award is its fair value immediately before its terms were modified. The additional compensation cost for the incremental fair value of the new award plus unallocated compensation costs for the old award is attributed over the remaining service period. In the case of the options modified the total additional compensation to be expensed over the service period is $0.8 million. At March 31, 2004, there are no additional service requirements on these options and the $0.8 million incremental value relating to these options would be expensed for disclosure purposes for the year ending March 31, 2004.

      During the quarter ending December 31, 2003, the Company modified the terms of 250,000 options of a certain past director of the Company, amending the price of the options to be consistent with those granted to other Directors. The expiry date and vesting period were unchanged. The modification of these options is treated as an exchange of the original award for a new award. The value of the new award is measured as the fair value at the date the new award is granted and the value of the old award is its fair value immediately before its terms were modified. The additional compensation cost for the incremental fair value of the new award plus unallocated compensation costs for the old award is attributed over the remaining service period. In the case of the options modified the total additional compensation to be expensed over the service period is not material. At March 31, 2004, there are no additional service requirements on these options and the incremental value relating to these options, which is not material, would be expensed for disclosure purposes for the year ending March 31, 2004.

      The following pro forma basic loss per common share includes stock compensation expense for stock options granted, stock options modified and warrants modified, as described in notes 10(a) — (d) above:

	Year Ended	Year Ended
	March 31, 2004	March 31, 2003

	(Amounts in thousands,
	except per share amounts)
Numerator:
Net loss available to common shareholders	$(95,686)	$(2,507)
Less: stock compensation expense calculated using intrinsic value method	—	—
Add: stock compensation expense for options issued and modified calculated using the fair value method	(1,539)	(198)
Add: incremental fair value of modified warrants	(2,031)	—

Adjusted net loss available to common shareholders	$(99,256)	$(2,705)

Denominator:
Weighted average common shares outstanding (thousands)	70,656	43,232

Adjusted basic and diluted loss per common share	$(1.40)	$(0.06)

11.	Acquisitions

      On October 24, 2003, the Company entered into a definitive merger agreement with Film Holdings Co., the parent company of Artisan, an independent distributor and producer of film and entertainment content. Under the terms of the merger agreement, the Company acquired 100% of the shares of Film Holdings Co. by means of a merger of a subsidiary of the Company with and into Film Holding Co., pursuant to which Film

LIONS GATE ENTERTAINMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Holdings Co. became a subsidiary of the Company. On December 15, 2003, the Company completed its acquisition of Film Holdings Co. for a total purchase price of $168.8 million consisting of $160.0 million in cash and direct transaction costs of $8.8 million. In addition, the Company assumed debt of $59.9 million and other obligations (including accounts payable and accrued liabilities, accrued participation and residual costs and other advances) of $140.6 million. Direct transaction costs are considered liabilities assumed in the acquisition, and as such, are included in the purchase price. Direct transaction costs include: amounts totaling $3.9 million paid to lawyers, accountants and other consultants; involuntary termination benefits totaling $4.8 million payable to certain Artisan employees terminated under a severance plan and various other amounts totaling $0.1 million. At March 31, 2004, the remaining liabilities under the severance plan are $1.7 million.

      The purchase price may be adjusted for the payment of additional consideration of up to $7.5 million contingent upon the results of specified feature films to be released at a future date. At March 31, 2004, the contingent consideration cannot be reasonably estimated and the outcome cannot be determined without reasonable doubt. When the contingency is resolved and if additional consideration becomes payable, the consideration will be recognized as an additional cost of the purchase.

      The acquisition was accounted for as a purchase, with the results of operations of Artisan consolidated from December 15, 2003 onwards. Goodwill of $134.5 million represents the excess of the purchase price over the fair value of the net identifiable tangible and intangible assets acquired. The preliminary allocation of the purchase price to the tangible and intangible assets acquired and liabilities assumed based on their fair values was as follows:

(Amounts in
thousands)

Cash and cash equivalents	$19,946
Accounts receivable, net	38,664
Investment in films and television programs	166,661
Intangible assets	5,100
Other tangible assets acquired	4,471
Goodwill	134,478
Bank loans	(54,900)
Subordinated note	(5,000)
Other liabilities assumed	(140,604)

Total	$168,816

      In the quarter ended March 31, 2004, the initial purchase price was amended for a decrease in direct transaction costs of $0.7 million. The initial allocation of the purchase price was amended resulting in an increase in accounts receivable of $7.0 million, a decrease in investment in films and television programs of $62.3 million, an addition of intangible assets of $5.1 million, an increase in other tangible assets of $0.9 million, a decrease in other liabilities of $16.5 million and an increase in goodwill of $32.1 million. The initial allocation to investment in films and television programs and intangible assets was amended as a result of a more detailed valuation analysis performed on these assets.

      Severance and relocation costs incurred by Lions Gate, associated with the acquisition of Artisan, are not included in the purchase price, and as such, are recorded in the consolidated statements of operations. Severance and relocation costs of $5.6 million include property lease abandonment costs of $2.5 million, the write-off of capital assets no longer in use of $2.1 million and severance of $1.0 million. At March 31, 2004 the remaining liabilities under the severance plan and for the property lease abandonment are $0.4 million and $2.3 million, respectively.

LIONS GATE ENTERTAINMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following unaudited pro forma condensed consolidated statements of operations presented below illustrate the results of operations of the Company as if the following transactions occurred at April 1, 2002:

(a) sold 28,750,000 common shares at a public offering price of $2.70 per share for which the Company received $73.5 million of net proceeds, after deducting underwriting expenses, and incurred offering expenses of $0.5 million. (Refer to note 10(a)).

(b) issued $60.0 million of 4.875% Convertible Senior Subordinated Notes by Lions Gate Entertainment Inc., a wholly owned subsidiary of the Company. The Company received $57 million of net proceeds, after paying placement agents’ fees, and incurred offering expenses of $0.3 million. (Refer to note 8).

(c) entered into an Amended and Restated Credit, Security, Guaranty and Pledge Agreement for a $350 million credit facility consisting of a $135 million five-year term loan and a $215 million five-year revolving credit facility. (Refer to note 6).

(d) acquired Artisan as described above.

	Year Ended	Year Ended
	March 31, 2004	March 31, 2003

	(Unaudited)
	(Amounts in thousands,
	except share and per share
	amounts)
Revenues	$598,320	$678,345
Operating Income (Loss)	$(73,904)	$80,326
Net Income (Loss)	$(90,280)	$39,605
Net Income (Loss) Available to Common Shareholders	$(91,794)	$35,972
Basic and Diluted Income (Loss) Per Common Share	$(1.06)	$0.50
Weighted Average Common Shares Outstanding	86,271	71,982

12.	Gain on Dilution of Investment in a Subsidiary

      On July 10, 2001, a third party invested $9.2 million in a subsidiary of the Company to obtain a 35% interest. The gain on dilution of the Company’s investment was $2.2 million, net of income taxes of nil and resulted in a decrease of $0.1 million in goodwill.

13.	Income Taxes

      Income before gain on dilution of investment in a subsidiary and income taxes by tax jurisdiction is as follows:

	Year Ended	Year Ended	Year Ended
	March 31, 2004	March 31, 2003	March 31, 2002

Canada	$(17,622)	$(3,072)	$10,046
United States	(78,341)	6,109	(23,145)

	$(95,963)	$3,037	$(13,099)

LIONS GATE ENTERTAINMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The provision for (recovery of) income taxes is as follows:

	Year Ended	Year Ended	Year Ended
	March 31, 2004	March 31, 2003	March 31, 2002

Current	$373	$1,910	$1,279
Future	(2,464)	—	(958)

	$(2,091)	$1,910	$321

Canada
Current	$373	$1,527	$1,279
Future	(2,464)	—	—

	(2,091)	1,527	1,279

United States
Current	—	383	—
Future	—	—	(958)

	—	383	(958)

Total	$(2,091)	$1,910	$321

      The Company’s provision for income tax (benefit) provision differs from the (benefit) provision computed at statutory rates as follows:

	Year Ended	Year Ended	Year Ended
	March 31, 2004	March 31, 2003	March 31, 2002

Income tax (benefit) provision computed at Canadian combined federal and provincial statutory rates	$(36,507)	$1,202	$(20,240)
Foreign and provincial operations subject to different income tax rates	238	257	1,592
Expenses not deductible for income tax purposes	375	772	221
Write-off of investments subject to significant influence	—	—	10,155
Increase (decrease) in valuation allowance	33,838	(470)	8,585
Minority interests	—	152	481
Other	(35)	(3)	(473)

	$(2,091)	$1,910	$321

      The Company has certain tax loss carryforwards, the benefits of which have not been recognized and an estimated valuation allowance has been provided for in the financial statements. At March 31, 2004, the Company had Canadian income tax loss carryforwards of Cdn$29.0 million ($21.5 million) (2003 — Cdn$47.2 million, $30.2 million) which expire between the years 2006 and 2012. The Company also had a capital loss carry forward of $25.8 million which expires in 2008. The capital loss is available to offset potential future capital gains. In addition, the Company had US net operating loss carryforwards of $162.9 million (2003 — $66.4 million) which expire between the years 2007 through 2024. A portion of the US loss carryforwards are subject to substantial limitations on utilization because of various income tax rules.

      At March 31, 2004, approximately $14.1 million of the valuation allowance attributable to US loss carryforwards would, to the extent those losses were utilized reduce goodwill.

LIONS GATE ENTERTAINMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Following are the components of the Company’s future income tax assets at March 31:

	March 31, 2004	March 31, 2003

	(Amounts in thousands)
Canada
Assets
Net operating losses	$9,182	$11,400
Accounts payable	254	191
Property and equipment	1,056	371
Other	27	884
Valuation allowance	(4,894)	(9,206)

	5,625	3,640
Liabilities
Property and equipment	(5,611)	(1,911)
Other	(14)	(845)

Net Canada	—	884

United States
Assets
Net operating losses	$68,004	$24,246
Accounts payable	9,555	6,050
Other assets	5,361	1,455
Investment in Mandalay	—	9,254
Reserves	33,250	—
Property and equipment	3,093	—
Other	3,408	—
Valuation allowance	(75,492)	(31,852)

	47,179	9,153
Liabilities
Investment in films and television Programs	(41,937)	(8,687)
Accounts receivable	(3,960)	—
Property and equipment	(484)	—
Other	(798)	—

Net United States	—	466

Total	$—	$1,350

      The Company has recorded a valuation allowance against its Canadian and United States future tax assets based on the extent to which it is not more-likely-than-not that sufficient taxable income will be realized during the carryforward periods to utilize all the future tax assets. The valuation allowances recorded against Canadian and United States future income tax assets decreased by $6.9 million and increased by $44.8 million, respectively, during fiscal 2004 (2003 — increased by $1.3 million and increased by $17.0 million, respectively).

LIONS GATE ENTERTAINMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Loss per Common Share

	Year Ended	Year Ended	Year Ended
	March 31,	March 31,	March 31,
	2004	2003	2002

	(Amounts in thousands,
	except per share amounts)
Basic loss per common share is calculated as follows:
Numerator:
Net loss available to common shareholders	$(95,686)	$(2,507)	$(50,640)

Denominator:
Weighted average common shares outstanding (thousands)	70,656	43,232	42,753

Basic and diluted loss per common share	$(1.35)	$(0.06)	$(1.18)

      Options to purchase 9,267,163 common shares (2003 — 8,410,993 common shares, 2002 — 8,168,162 common shares) at an average price of $2.77 (2003 — $2.73, 2002 — $2.82) and share purchase warrants to purchase 5,249,600 common shares (2003 — 5,525,000 common shares, 2002 — 5,525,000 common shares) at an exercise price of $5.00 (2003 — $5.00, 2002 — $5.00) were outstanding during the year. Series A preferred share units which were each convertible into 1,000 common shares prior to September 30, 2003 and 1,109 common shares subsequent to September 30, 2003 for no additional consideration were either redeemed or converted into common shares during the year ended March 31, 2004 leaving no outstanding shares at March 31, 2004 (2003 — 11,830 units outstanding; 2002 — 11,830 units outstanding). Convertible promissory notes with a principal amount of nil were outstanding at March 31, 2004 (2003 — $11.2 million; 2002 — $10.4 million). These notes were convertible into common shares at a price of Cdn$8.10 per share. Convertible senior subordinated notes with a principal amount of $60 million were outstanding at March 31, 2004 (2003 — nil; 2002 — nil). These notes are convertible into common shares at a conversion rate of 185.0944 common shares per $1,000 principal amount of notes, which is equal to a conversion price of approximately $5.40 per share.

      Under the “if converted” method of calculating diluted earnings per share, the share purchase options, the share purchase warrants, the Series A preferred shares, the convertible promissory notes and the convertible senior subordinated notes, if outstanding, were anti-dilutive in each of the years presented and were not reflected in diluted loss per common share.

15.	Government Assistance

      Tax credits earned for the year ended March 31, 2004 totaled $18.7 million (2003 — $10.9 million; 2002 — $16.4 million) of which $14.6 million is recorded as an offset to investment in films and television programs and $4.1 million (2003 — $10.9 million, 2002 — $16.4 million) is recorded as revenue. Accounts receivable at March 31, 2004 includes $16.7 million with respect to tax credits receivable (2003 — $20.9 million).

      The Company is subject to routine inquiries and review by Regulatory authorities of its various incentive claims which have been received or are receivable. Adjustments of claims, if any, as a result of such inquiries or reviews, will be recorded at the time of such determination.

16.	Segment Information

      CICA Section 1701 “Segment Disclosures” requires the Company to make certain disclosures about each reportable segment. The Company has five reportable business segments: Motion Pictures; Television;

LIONS GATE ENTERTAINMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Animation consists of the development, production and worldwide distribution of animated and live action television series, television movies and feature films. This segment consists of CineGroupe. As discussed in note 1, effective January 1, 2004 the Company no longer consolidates CineGroupe and accordingly, the segment disclosures below only include CineGroupe through the nine months ended December 31, 2003.

      Studio Facilities consists of ownership and management of an eight-soundstage studio facility in Vancouver, Canada. Rental revenue is earned from soundstages, office and other services such as furniture, telephones and lighting equipment to tenants that produce or support the production of feature films, television series, movies and commercials. Tenancies vary from a few days to five years depending on the nature of the project and the tenant.

      Until fiscal 2002, CineGate provided management services to Canadian limited partnerships, including accessing tax credits to finance production in Canada. CineGate ceased operations in fiscal 2002 upon the rescission of the tax shelter business by the Canadian government.

      Segmented information by business is as follows:

	Year Ended	Year Ended	Year Ended
	March 31, 2004	March 31, 2003	March 31, 2002

	(Amounts in thousands)
Segment revenues
Motion Pictures	$308,922	$200,095	$158,318
Television	60,714	59,413	70,710
Animation	8,982	28,159	35,485
Studio Facilities	6,273	5,406	4,243
CineGate	—	—	1,499

	$384,891	$293,073	$270,255

Segment profit (loss)
Motion Pictures	$(45,317)	$24,178	$(706)
Television	1,526	(1,738)	1,520
Animation	(22,280)	3,378	4,919
Studio Facilities	4,021	3,497	2,288
CineGate	—	—	1,499

	$(62,050)	$29,315	$9,520

      Segment profit (loss) is defined as segment revenue less segment direct operating, distribution and marketing and general and administration expenses, severance and relocation costs and write-down of

LIONS GATE ENTERTAINMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

animation assets. The reconciliation of total segment profit (loss) to the Company’s income (loss) before income taxes and discontinued operation is as follows:

	Year Ended	Year Ended	Year Ended
	March 31, 2004	March 31, 2003	March 31, 2002

	(Amounts in thousands)
Company’s total segment profit (loss)	$(62,050)	$29,315	$9,520
Less:
Corporate general and administration	(14,838)	(11,615)	(8,677)
Corporate severance & relocation	(4,487)	—	—
Write-down of other assets	(3,621)	—	—
Depreciation and amortization	(5,003)	(4,379)	(3,728)
Interest	(15,758)	(10,239)	(9,828)
Minority interests	9,794	(45)	(1,221)
Unusual losses	—	—	(1,351)
Gain on dilution of investment in a subsidiary	—	—	2,186
Write-down in investments subject to significant influence	—	—	(13,408)
Other equity interests	(300)	(1)	(1,134)

	$(96,263)	$3,036	$(27,641)

      Revenue by geographic location, based on the location of the customers, with no other foreign country individually comprising greater than 10% of total revenue, is as follows:

	Year Ended	Year Ended	Year Ended
	March 31, 2004	March 31, 2003	March 31, 2002

	(Amounts in thousands)
Canada	$30,746	$40,770	$50,911
United States	307,400	219,859	178,331
Other foreign	46,745	32,444	41,013

	$384,891	$293,073	$270,255

      Assets by geographic location are as follows:

	March 31, 2004	March 31, 2003

	(Amounts in thousands)
Canada	$49,497	$110,296
United States	703,269	276,250

	$752,766	$386,546

      Goodwill by reportable business segment is as follows:

	March 31, 2004	March 31, 2003

	(Amounts in thousands)
Motion Pictures	$160,640	$26,162
Television	5,409	5,409
Animation	—	113

	$166,049	$31,684

LIONS GATE ENTERTAINMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Revenue from transactions with a single customer amount to greater than 10% of consolidated revenues for the year ended March 31, 2004. The total amount of revenue from the customer for the year ended March 31, 2004 was $42.5 million and was included in the motion pictures reporting segment. Accounts receivable due from a single customer amount to greater than 10% of consolidated accounts receivable at March 31, 2004. The total amount of gross accounts receivable due from the customer at March 31, 2004 was $38.2 million.

17.	Commitments and Contingencies

      Debt Maturity. Future annual principal debt repayments as of March 31, 2004 are as follows:

	2005	2006	2007	2008	2009	Thereafter	Total

	(Amounts in thousands)
Bank Loans	$20,000	$20,000	$20,000	$20,000	$244,700	$—	$324,700
Production Loans	8,141	—	—	—	—	—	8,141
Debt	4,873	7,959	9,028	1,747	11,623	—	35,230
Subordinated notes	—	5,000	—	—	—	60,000	65,000

	$33,014	$32,959	$29,028	$21,747	$256,323	$60,000	$433,071

      Subordinated notes include a $5.0 million subordinated promissory note to Vialta Inc. and $60.0 million of 4.875% Convertible Senior Subordinated Notes (“Notes”). The Notes have a conversion feature valued at $16.3 million, net of placement agents’ fees and offering expenses of $1.0 million, which is classified as contributed surplus. The difference between the principal amount of $60.0 million and the original net carrying amount of $42.7 million is being accreted as a charge to interest expense over the seven-year period from the date of issuance to the maturity date. For the period from December 3, 2003 to March 31, 2004 the company has accreted $0.8 million. The balance to be accreted at March 31, 2004 of $16.5 million is included in the debt repayment schedule.

      Contractual Commitments. Future annual commitments under contractual obligations as of March 31, 2004 are as follows:

	2005	2006	2007	2008	2009	Thereafter	Total

	(Amounts in thousands)
Operating leases	$3,306	$2,564	$2,018	$2,010	$427	$—	$10,325
Employment and consulting contracts	12,554	5,598	2,807	1,031	—	—	21,990
Unconditional purchase obligations	45,823	1,525	—	—	—	—	47,348
Distribution and marketing commitments	33,149	—	—	—	—	—	33,149

	$94,832	$9,687	$4,825	$3,041	$427	$—	$112,812

      Unconditional purchase obligations relate to the purchase of film rights for future delivery and advances to producers.

      Litigation. We are currently involved in an arbitration proceeding relating to our distribution of a motion picture. The plaintiff alleges that we did not release the film in accordance with the contract and has claimed damages for up to $35 million. Closing arguments were held in October 2003. The arbitrator rendered an award in favor of the claimant for $0.3 million that was paid by the Company in December 2003. The claimant made a motion to vacate the award with a Superior Court of the State of California. The motion was denied. The claimant has until July 2004 to file an appeal with the Appellate Court of the State of California. If the claimant does file the appeal and the appeal is granted, the matter is retried and we fail to prevail as we

LIONS GATE ENTERTAINMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

did in the first hearing on the key issues, this matter could have a material adverse effect on the results of operations of future periods. We deny these allegations and maintain that we acted within our rights.

      The Company is from time to time involved in various other claims, legal proceedings and complaints arising in the ordinary course of business. The Company does not believe that adverse decisions in any such pending or threatened proceedings, or any amount which the Company might be required to pay by reason thereof, would have a material adverse effect on the financial condition or future results of the Company.

      The Company has provided an accrual for estimated losses under the above proceedings as of March 31, 2004, in accordance with CICA 3290 “Contingencies”.

      Operating Leases. The Company incurred rental expense of $2.6 million during the year ended March 31, 2004 (2003 — $2.2 million, 2002 — $2.6 million). The Company earned sublease income of $0.7 million during the year ended March 31, 2004 (2003 — $0.6 million, 2002 — $0.3 million).

18.	Financial Instruments

(a)	Credit Risk

      Accounts receivable include amounts receivable from Canadian governmental agencies in connection with government assistance for productions as well as amounts due from customers.

      Amounts receivable from governmental agencies amounted to 13.4% of total gross accounts receivable at March 31, 2004 (2003 — 23.7%). Concentration of credit risk with the Company’s customers is limited due to the Company’s customer base and the diversity of its sales throughout the world. The Company performs ongoing credit evaluations and maintains a provision for potential credit losses. The Company generally does not require collateral for its trade accounts receivable.

(b)	Forward Contracts

      The Company has entered into foreign exchange contracts to hedge future production expenses denominated in Canadian dollars. Gains and losses on the foreign exchange contracts are capitalized and recorded as production costs when the gains and losses are realized. As at March 31, 2004, the Company had contracts to sell US$25.8 million in exchange for CDN$34.5 million over a period of twenty weeks at a weighted average exchange rate of CDN$1.3344. During the year ended March 31, 2004, the Company completed foreign exchange contracts denominated in Canadian dollars. The net gains resulting from the completed contracts amounted to $1.1 million. These contracts are entered into with a major financial institution as counterparty. The Company is exposed to credit loss in the event of nonperformance by the counterparty, which is limited to the cost of replacing the contracts, at current market rates. The Company does not require collateral or other security to support these contracts. Unrecognized gains as at March 31, 2004 amounted to $0.6 million.

(c)	Interest Rate Swaps

      The Company has a $350 million credit facility consisting of a $200 million U.S. dollar-denominated revolving credit facility, a $15 million Canadian dollar-denominated revolving credit facility and a $135 million U.S. dollar-denominated term-loan. The credit facility bears interest in the case of revolving credit facility loan at 2.75% over the Adjusted LIBOR or the Canadian Bankers Acceptance rate and in the case of the term loan at 3.25% over the Adjusted LIBOR. The Company entered into a $100 million interest rate swap at an interest rate of 3.08%, commencing January 2003 and ending September 2005. The swap is in effect as long as three month LIBOR is less than 5.0%. This contract is entered into with a major financial institution as counterparty. The Company is exposed to credit loss in the event of nonperformance by the counterparty, which is limited to the cost of replacing the contract, at current market rates. The Company does not require

LIONS GATE ENTERTAINMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

collateral or other security to support this contract. During fiscal 2004, the Company recorded interest expense of $1.9 million (2003 — $0.4 million) associated with the interest swap agreement. Fair market value of the rest rate swap at March 31, 2004 is negative $2.3 million (March 31, 2003 — negative $3.2 million). Unrecorded gains during the year ended March 31, 2004 amount to $0.9 million (2003 — loss of $3.2 million).

      A subsidiary of the Company entered into a CDN$20 million interest rate swap at a fixed interest rate of 5.62%, commencing September 2003 and ending September 2008. This contract is entered into with a major financial institution as counterparty. The subsidiary is exposed to credit loss in the event of nonperformance by the counterparty, which is limited to the cost of replacing the contract, at current market rates. The subsidiary entered into the interest rate swap as a condition of its loan which states the interest rates under the facility are to be fixed either by way of a fixed rate term loan or by way of an interest rate swap. If the subsidiary had not entered into the interest rate swap it would have refinanced its debt at a fixed rate. During fiscal 2004, the subsidiary recorded interest expense of $1.0 million that approximates the amount they would have paid if they had entered into a fixed rate loan agreement. Unrecorded losses during the year ended March 31, 2004 amount to $0.6 million (2003 — nil).

19.	Supplementary Cash Flow Statement Information

      (a) Interest paid during the year ended March 31, 2004 amounted to $12.6 million (2003 — $10.3 million; 2002 — $12.0 million).

      (b) Income taxes paid during the year ended March 31, 2004 amounted to $1.9 million (2003 — $1.4 million; 2002 — $0.9 million).

20.	Reconciliation to United States GAAP

      The consolidated financial statements of the Company have been prepared in accordance with Canadian GAAP. The material differences between the accounting policies used by the Company under Canadian GAAP and U.S. GAAP are disclosed below in accordance with the provisions of the Securities and Exchange Commission.

LIONS GATE ENTERTAINMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Under U.S. GAAP, the net income (loss) and loss per share figures for the years ended March 31, 2004, 2003 and 2002, and the shareholders’ equity as at March 31, 2004 and 2003 are as follows:

	Net Income (Loss)
				Shareholders’ Equity
	Year Ended	Year Ended	Year Ended
	March 31,	March 31,	March 31,	March 31,	March 31,
	2004	2003	2002	2004	2003

	(Amounts in thousands, except per share amounts)
As reported under Canadian GAAP	$(94,172)	$1,126	$(46,959)	$86,827	$74,717
Accounting for capitalized pre-operating costs — Mandalay(a)	—	—	3,074	—	—
Adjustment for capitalized pre-operating costs(b)	614	614	614	—	(614)
Interest swaps mark-to-market(c)	206	(3,163)	—	(2,957)	(3,163)
Accounting for business combinations(d)	—	—	—	(1,145)	(1,145)
Accounting for income taxes(e)	—	—	—	1,900	1,900
Accounting for stock-based compensation(j)	(815)	—	—	(815)	—
Adjustment for accretion on subordinated notes(g)	809	—	—	809	—
Adjustment for amortization of subordinated note issue costs(g)	(48)	—	—	(48)	—
Adjustment for amortization of debt financing costs(h)	(98)	—	—	(98)	—
Reclassification of conversion feature of subordinated notes outside shareholders’ equity(g)	—	—	—	(16,269)	—
Reclassification of Series A preferred shares outside shareholders’ equity(f)	—	—	—	—	(28,987)

Net Loss/ Shareholders’ Equity under U.S. GAAP	(93,504)	(1,423)	(43,271)	68,204	42,708
Adjustment to cumulative translation adjustments account (net of tax of nil)(i)	(440)	62	(1,759)	—	—
Other comprehensive income (loss) (net of tax of nil)(i)	622	227	(259)	590	(32)

Comprehensive Loss Attributable to Common Shareholders/ Shareholders’ Equity under U.S. GAAP	$(93,322)	$(1,134)	$(45,289)	$68,794	$42,676

Basic and Diluted Loss per Common Share under U.S. GAAP	$(1.37)	$(0.10)	$(1.08)

LIONS GATE ENTERTAINMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Reconciliation of movement in Shareholders’ Equity under U.S. GAAP:

	March 31,	March 31,	March 31,
	2004	2003	2002

	(Amounts in thousands)
Balance at beginning of the year	$42,676	$46,777	$93,802
Increase in common stock	116,614	—	1,179
Increase in additional paid in capital	1,522	—	—
Deconsolidation of CinéGroupe’s net deficiency in equity	2,333	—	—
Dividends paid on Series A preferred shares	(387)	(1,584)	(1,592)
Accretion on Series A preferred shares(g)	(642)	(1,383)	(1,323)
Net loss under U.S. GAAP	(93,504)	(1,423)	(43,271)
Adjustment to cumulative translation adjustments account(i)	(440)	62	(1,759)
Other comprehensive income (loss)(i)	622	227	(259)

Balance at end of the year	$68,794	$42,676	$46,777

(a)	Accounting for Capitalized Pre-Operating Costs — Mandalay

      Under Canadian GAAP, pre-operating costs incurred by Mandalay were deferred and amortized to income until March 31, 2002. The remaining unamortized pre-operating costs of $1.2 million at March 31, 2002 were included in loss from discontinued operation. Under U.S. GAAP, all start-up costs are required to be expensed as incurred. The amounts are presented net of income taxes of nil until March 31, 2002.

(b)	Accounting for Capitalized Pre-Operating Period Costs — One-Hour Series Business

      Under Canadian GAAP, the Company deferred certain pre-operating costs related to the launch of the television one-hour series business amounting to $3.0 million. This amount is being amortized over five years commencing in the year ended March 31, 2000 and was fully amortized at March 31, 2004. Under U.S. GAAP, all start-up costs are to be expensed as incurred.

(c)	Interest Swap Mark-to-Market

      Under U.S. GAAP, the interest swaps do not meet the criteria of effective hedges and therefore the fair valuation gain of $0.8 million for the year ended March 31, 2004 (2003 — loss of $3.2 million) on the Company’s interest swap and fair valuation loss of $0.6 million for the year ended March 31, 2004 (2003 — nil) on a subsidiary company’s interest swap are recorded in the consolidated statement of operations. Under Canadian GAAP, the interest swaps are effective hedges and no fair valuation adjustments are recorded.

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

      Under Canadian GAAP, commencing in the year ended March 31, 2001, the Company used the asset and liability method to recognize future income taxes which is consistent with the U.S. GAAP method required under Statement of Financial Accounting Standards (“SFAS 109”) except that Canadian GAAP

LIONS GATE ENTERTAINMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

requires use of the substantively enacted tax rates and legislation, whereas U.S. GAAP only permits use of enacted tax rates and legislation. The use of substantively enacted tax rates under Canadian GAAP to measure future income tax assets and liabilities resulted in an increase in Canadian net future income tax assets (before valuation allowances) by $1.0 million (2003 — $0.2 million), with a corresponding increase in valuation allowances by $1.0 million (2003 — $0.2 million).

      SFAS 109 requires deferred tax assets and liabilities be recognized for temporary differences, other than non-deductible goodwill, arising in a business combination. In the year ended March 31, 2000, under U.S. GAAP, goodwill was increased to reflect the additional deferred tax liability resulting from temporary differences arising on the acquisition of Lions Gate Studios in fiscal 1999. Under Canadian GAAP, the Company did not restate income taxes for years prior to March 31, 2001, accordingly, there is a difference in the carrying amount of goodwill arising in the business combination of $1.9 million as at March 31, 2004 (March 31, 2003 — $1.9 million).

(f)	Reclassification of Series A Preferred Shares and Accretion on Series A Preferred Shares

      Under Canadian GAAP, the Company’s preferred shares have been included in shareholders’ equity as the Company considered the likelihood of redemption by the holders to be remote. Under U.S. GAAP, the preferred shares would be presented outside of shareholders’ equity. During the year ended March 31, 2004 all preferred shares were repurchased or converted to common shares.

      As explained in note 10(b), under Canadian GAAP, the fair value of the basic preferred shares was determined using the residual value method after determining the fair value of the common share purchase warrants and the preferred share conversion feature. Under U.S. GAAP, the carrying amount of the preferred shares at the date of the offering of $27.6 million is the residual value arrived at by taking the $33.2 million proceeds less the fair value of the share purchase warrants of $3.9 million less share issue costs of $1.7 million.

      Under Canadian GAAP, the difference between the initial carrying value and the redemption price of $34.8 million was being accreted as a charge to accumulated deficit on a straight-line basis over five years whereas, under U.S. GAAP, the difference was being accreted using the effective interest method over five years. During the year ended March 31, 2004 all preferred shares were repurchased or converted to common shares and the Company is no longer calculating an accretion charge to accumulated deficit.

(g)	Reclassification of Conversion Feature of Subordinated Notes, Accretion on Subordinated Notes and Amortization of Note Issue Costs

      Under Canadian GAAP, the conversion feature of the Notes, as explained in note 8, is valued at $16.3 million, net of placement agents’ fees and offering expenses of $1.0 million and has been classified as contributed surplus. Under U.S. GAAP, the conversion feature is not accounted for separately from the Notes and, accordingly, shareholders’ equity is reduced by $16.3 million.

      Under Canadian GAAP, the difference between the principal amount of $60.0 million and the original net carrying amount of $42.7 million is being accreted on a straight-line basis over seven years as a charge to interest expense whereas, under U.S. GAAP the principal amount and the carrying amount are the same and therefore no accretion is required.

      Under Canadian GAAP, the placement agents’ fees and offering expenses have been allocated to the conversion feature and to debt. The portion allocated to debt is being amortized on a straight-line basis over seven years, as a charge to interest expense whereas, under U.S. GAAP all of the placement agents’ fees and offering expenses are capitalized and amortized over seven years as a charge to interest expense.

LIONS GATE ENTERTAINMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(h)	Accounting for Amortization of Debt Financing Costs

      Under Canadian GAAP, capitalized debt financing in the amount of $4.3 million allocated to the Company’s term loan is being amortized on a straight-line basis over the term of the loan as a charge to interest expense whereas, under U.S. GAAP, the same amount is being amortized using the effective interest method over the term of the loan.

(i)	Comprehensive Income (Loss)

      Comprehensive loss consists of net income (loss) and other gains and losses affecting shareholders’ equity that, under U.S. GAAP are excluded from the determination of net income (loss). Under U.S. GAAP, comprehensive income (loss) includes cumulative translation adjustments, unrealized gains on foreign exchange contracts and unrealized losses on investments available for sale based on the market price of the shares at March 31, 2004 net of income taxes of nil (2003 — nil).

(j)	Accounting for Stock Based Compensation

      Under U.S. GAAP, the Company has elected to use the intrinsic value method in accounting for stock based compensation. In accordance with SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of SFAS No. 123.” the following disclosures are provided about the costs of stock based compensation awards using the fair value method.

      The weighted average estimated fair value of each stock option granted in the year ended March 31, 2004 was $0.86 (2003 — $0.58; 2002 — $0.85). The total stock compensation expense for disclosure purposes for the year ended March 31, 2004, based on fair value of the stock options granted, would be $1.6 million (2003 — $1.7 million, 2002 — $2.5 million) and the fair value of stock option modifications would be $0.9 million. (2003 — nil, 2002 — nil). For disclosure purposes fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for stock options granted: a dividend yield of 0%, expected volatility of 30% (2003 — 30%; 2002 — 50%), risk-free interest rate of 3.8% (2003 — 2.6%; 2002 — 2.0%) and expected life of five years.

	Year Ended	Year Ended	Year Ended
	March 31, 2004	March 31, 2003	March 31, 2002

	(Amounts in thousands, except per share amounts)
The resulting pro forma basic loss per common share is calculated as follows:
Numerator:
Net loss available to common shareholders under U.S. GAAP	$(96,565)	$(4,390)	$(46,186)
Add: stock compensation expense calculated using intrinsic value method	815	—	—
Less: stock compensation expense calculated using fair value method	(2,460)	(1,688)	(2,470)

Adjusted net loss available to common shareholders	$(98,210)	$(6,078)	$(48,656)

Denominator:
Weighted average common shares outstanding (thousands)	70,656	43,232	42,753

Adjusted basic and diluted loss per common share	$(1.39)	$(0.14)	$(1.14)

LIONS GATE ENTERTAINMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Under Canadian GAAP, the Company has elected to use the intrinsic value method in accounting for stock based compensation. During the quarter ended September 30, 2003 the Company modified terms of 3,048,000 options of certain officers of the Company. Such modification did not result in additional compensation expense under Canadian GAAP. Under U.S. GAAP, the modification of these options is treated as an exchange of the original award for a new award and the resulting expense is recorded as stock-based compensation. The additional compensation cost for the year ended March 31, 2004 of $0.7 million (2003 — nil, 2002 — nil), is calculated by multiplying the market price on the date of the modification times the number of options vested less the original exercise price times the number of options vested. The additional compensation cost is attributed over the remaining service period. In the case of the options modified there are no additional service requirements and the additional compensation is expensed immediately.

      Under Canadian GAAP, the Company has elected to use the intrinsic value method in accounting for stock based compensation and options granted to a certain employee of the Company with an exercise price determined at a future date did not result in additional compensation expense. Under U.S. GAAP, these options are valued using variable accounting for stock-based compensation and the resulting expense is recorded as stock-based compensation. The additional compensation cost for the year ended March 31, 2004 of $0.1 million (2003 — nil, 2002 — nil), is calculated by multiplying the market price on March 31, 2004 times the number of options vested less the market price on the date the options were granted times the number of options vested. The additional compensation cost is expensed in the current reporting period and adjusted each reporting period until such time as the exercise price is determined.

(l)	Income (Loss) Per Share

      Basic income (loss) per share under U.S. GAAP is calculated as follows:

	Year Ended	Year Ended	Year Ended
	March 31, 2004	March 31, 2003	March 31, 2002

	(Amounts in thousands, except per share amounts)
Numerator:
Net loss	$(93,504)	$(1,423)	$(43,271)
Less:
Incremental fair value of modified warrants	(2,031)	—	—
Dividends on Series A preferred shares	(387)	(1,584)	(1,592)
Accretion on Series A preferred shares	(643)	(1,383)	(1,323)

Net loss available to common shareholders	$(96,565)	$(4,390)	$(46,186)

Denominator:
Weighted average common shares outstanding (thousands)	70,656	43,232	42,753

Basic and diluted loss per share	$(1.37)	$(0.10)	$(1.08)

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

LIONS GATE ENTERTAINMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(m)	Consolidated Financial Statements

      On July 10, 2001, as a condition of a $9.2 million equity financing with a third party, CinéGroupe’s Shareholders’ Agreement was amended to allow for certain participatory super-majority rights to be granted to the shareholders. Therefore, under U.S. GAAP, the Company was precluded from consolidating CinéGroupe and accounted for its 29.4% ownership of CinéGroupe, commencing April 1, 2001, using the equity method. For the years ended March 31, 2003 and 2002, there is no impact on net income under U.S. GAAP. During the year ended March 31, 2004, the Company evaluated its investment in CinéGroupe as CinéGroupe was unable to meet its financial obligations in the ordinary course of business and sought protection under the Companies Creditors Arrangement Act (“CCAA”) in December 2003. Under U.S. GAAP the Company recorded a provision of $8.1 million against its investment in CinéGroupe and against debentures and other receivables due from CinéGroupe at December 31, 2003, resulting in a write-down of the Company’s equity investment in CinéGroupe to nil at December 31, 2003. On January 1, 2004, the Company determined that as a result of a CCAA filing it no longer had the ability to control or to significantly influence CinéGroupe. Under U.S. GAAP, this determination had no effect as the investment in CinéGroupe had already been written down to nil and debentures and other receivables due from CinéGroupe had been provided for at December 31, 2003. Under Canadian GAAP, effective January 1, 2004, the Company deconsolidated the assets and liabilities of CinéGroupe and wrote-off $8.1 million of convertible debentures and other receivables due from CinéGroupe, which as intercompany debentures and receivables, were previously eliminated on consolidation.

      Accounting for CinéGroupe using the equity method for the period April 1, 2003 to December 31, 2003 and for the year ending March 31, 2003 under U.S. GAAP would reduce the consolidated statements of operations items to the following amounts:

	Year Ended	Year Ended
	March 31, 2004	March 31, 2003

	(Amounts in thousands)
Revenues	$375,910	$264,914
Direct operating expenses	$181,298	$133,922
Distribution and marketing expenses	$207,046	$87,403
General and administration expenses	$41,085	$29,267

      At March 31, 2004, CinéGroupe is being accounted for at cost and the investment had been written down to nil under U.S. and Canadian GAAP and therefore there are no differences on the consolidated balance sheet at March 31, 2004. The impact of using the equity method under U.S. GAAP on the consolidated balance sheet at March 31, 2003 would be a reduction in total assets to $340.6 million and a reduction in debt (including bank loans, production loans, and debt) to $182.0 million.

(n)	Variable Interest Entities

      In June 2003, the CICA released AcG-15, “Consolidation of Variable Interest Entities”, to be applied by companies for periods beginning on or after November 1, 2004. The standard establishes criteria to identify variable interest entities (“VIE”) and the primary beneficiary of such entities. An entity that qualifies as a VIE must be consolidated by its primary beneficiary. The Company will apply this standard when it becomes effective. In January 2003, the FASB issued Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities”, which is effective for financial statements of public companies that have special purpose entities for periods ending after December 15, 2003 and for public companies without special purpose entities for periods ending after March 15, 2004. Accordingly, under U.S. GAAP the Company has consolidated its VIE and special purpose entities as of March 31, 2004.

      The Company has identified Christal Films Distribution Inc. (“Christal”) as a VIE as the voting rights of some investors in Christal are not proportional to the economic interests and substantially all of Christal’s

LIONS GATE ENTERTAINMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

activities either involved or were conducted on behalf of the Company with the disproportionately fewer voting rights as of the determination date. Additionally, the Company has determined that it is the primary beneficiary as the Company would have to absorb greater than 50% of Christal’s expected losses and has the right to more than 50% of their expected residual returns. Under FIN 46, an entity that qualifies as a VIE must be consolidated by its primary beneficiary and therefore the Company has consolidated Christal.

      Only the balance sheet information of Christal is consolidated under U.S. GAAP because the effective date is March 31, 2004 and restatement or early adoption is not required. The impact of consolidating Christal under U.S. GAAP on the consolidated balance sheet at March 31, 2004 would be to increase total assets by $10.9 million and to increase bank loans by $1.5 million. For periods beginning April 1, 2004, the results of Christal will be consolidated.

21.	Quarterly Financial Data (unaudited)

      Certain quarterly information is presented below:

			Third Quarter
	First Quarter	Second Quarter	(as adjusted)(1)	Fourth Quarter

	(Amounts in thousands)
2004
Revenues(2)	$53,745	$96,988	$75,176	$158,982
Direct operating expenses	$23,162	$52,073	$48,357	$68,257
Net loss	$(12,592)	$(818)	$(30,166)	$(50,596)
Basic and diluted loss per share	$(0.28)	$(0.02)	$(0.36)	$(0.56)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

	(Amounts in thousands)
2003
Revenues(2)	$92,637	$75,413	$60,883	$64,140
Direct operating expenses	$44,195	$45,628	$28,724	$36,822
Net income (loss)	$2,707	$1,198	$(2,252)	$ (527)
Basic and diluted income (loss) per share	$0.04	$0.01	$ (0.07)	$ (0.04)

Basic and diluted income (loss) per share is based on the weighted average common shares outstanding at the end of each quarter.

(1)	Direct operating expenses, net loss and loss per share previously reported in the third quarter were $47.3 million, $29.8 million and $0.36 respectively. The difference relates to an adjustment identified in the fourth quarter related to CinéGroupe, which was considered more appropriately recorded in the third quarter.

(2)	Revenues presented in the first, second and third quarters have been reclassified to conform with the year end presentation.

22.	Consolidating Financial Information

      On December 3, 2003, the Company sold $60.0 million of 4.875% Convertible Senior Subordinated Notes (“Notes”), through its wholly owned U.S. subsidiary Lions Gate Entertainment Inc. (the “Issuer”). The Notes, by their terms, are fully and unconditionally guaranteed by the Company. On April 2, 2004, the Company filed a registration statement on Form S-3 to register the resale of Notes and common shares issuable on conversion of the Notes. On April 29, 2004, the registration statement was declared effective by the Securities and Exchange Commission.

LIONS GATE ENTERTAINMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following tables present condensed consolidating financial information as of March 31, 2004 and 2003 and for the years ended March 31, 2004, 2003 and 2002 for (1) the Company, on a stand-alone basis, (2) the Issuer, on a stand-alone basis, (3) the non-guarantor subsidiaries of the Company (including the subsidiaries of the Issuer) on a combined basis (collectively, the “Other Subsidiaries”) and (4) the Company on a consolidated basis.

	As Of March 31, 2004

	Lions Gate	Lions Gate	Other	Consolidating	Lions Gate
	Entertainment Corp.	Entertainment Inc.	Subsidiaries	Adjustments	Consolidated

	(All amounts in thousands of U.S. dollars)
BALANCE SHEET
Assets
Cash and cash equivalents	$1,005	$(9)	$5,965	$—	$6,961
Accounts receivable, net	180	75	124,820	—	125,075
Investment in films and television programs	—	—	400,933	—	400,933
Property and equipment	87	236	29,155	—	29,478
Goodwill, net	—	—	166,049	—	166,049
Other assets	141	13,337	10,792	—	24,270
Investment in subsidiaries	239,227	226,546	—	(465,773)	—
Future income taxes	1,824	—	(1,824)	—	—

	$242,464	$240,185	$735,890	$(465,773)	$752,766

Liabilities and Shareholders’ Equity (Deficiency)
Bank loans	$—	$324,700	$—	$—	$324,700
Accounts payable and accrued liabilities	1,184	6,520	124,989	—	132,693
Accrued participations and residuals costs	—	—	77,759	—	77,759
Production loans	—	—	8,141	—	8,141
Subordinated notes		43,484	5,000		48,484
Debt	—	—	35,230	—	35,230
Deferred revenue	—	—	38,932	—	38,932
Intercompany payables (receivables)	(119,174)	(127,765)	262,738	(15,799)	—
Intercompany equity	262,260	93,217	306,545	(662,022)	—
Shareholders’ equity (deficiency)	98,194	(99,971)	(123,444)	212,048	86,827

	$242,464	$240,185	$735,890	$(465,773)	$752,766

LIONS GATE ENTERTAINMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended March 31, 2004

	Lions Gate	Lions Gate	Other	Consolidating	Lions Gate
	Entertainment Corp.	Entertainment Inc.	Subsidiaries	Adjustments	Consolidated

	(All amounts in thousands of U.S. dollars)
STATEMENT OF OPERATIONS
Revenues	$1,328	$—	$384,310	$(747)	$384,891
Expenses:
Direct operating	—	—	191,849	—	191,849
Distribution and marketing	—	—	207,065	—	207,065
General and administration	2,636	12,474	29,343	(747)	43,706
Write-down of animation assets	5,409	—	12,662	—	18,071
Severance and relocation costs	119	4,946	510	—	5,575
Write-down of other assets	—	—	3,621	—	3,621
Depreciation and amortization	146	606	4,251	—	5,003

Total expenses	8,310	18,026	449,301	(747)	474,890

Operating Loss	(6,982)	(18,026)	(64,991)	—	(89,999)

Other Expenses (Income):
Interest on debt initially incurred for a term of more than one year	(124)	12,318	3,564	—	15,758
Minority interests	—	—	(9,794)	—	(9,794)

Total other expenses (income)	(124)	12,318	(6,230)	—	5,964

Loss Before Equity Interests and Income Taxes	(6,858)	(30,344)	(58,761)	—	(95,963)
Equity interests	(86,560)	(50,218)	(300)	136,778	(300)

Loss Before Income Taxes	(93,418)	(80,562)	(59,061)	136,778	(96,263)
Income tax benefit	—	—	2,091	—	2,091

Net Loss	$(93,418)	$(80,562)	$(56,970)	$136,778	$(94,172)

LIONS GATE ENTERTAINMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended March 31, 2004

	Lions Gate	Lions Gate	Other	Consolidating	Lions Gate
	Entertainment Corp.	Entertainment Inc.	Subsidiaries	Adjustments	Consolidated

	(All amounts in thousands of U.S. dollars)
STATEMENT OF CASH FLOWS
Net cash flows provided by (used in) operating activities	$(63,538)	$(113,964)	$70,920	$—	$(106,582)

Financing activities:
Issuance of common stock	107,162	—	—	—	107,162
Redemption of Series A preferred shares	(18,090)	—	—	—	(18,090)
Financing fees paid	(67)	(11,335)	—	—	(11,402)
Dividends paid on Series A preferred shares	(387)	—	—	—	(387)
Increase in subordinated notes, net of issue costs	—	56,347	—		56,347
Increase (decrease) in bank loans	(18,184)	216,116	(56,109)	—	141,823
Decrease in production loans	—	—	(351)	—	(351)
Decrease in debt	(12,186)	—	(6,395)	—	(18,581)

Net cash flows provided by (used in) financing activities	58,248	261,128	(62,855)	—	256,521

Investing activities:
Acquisition of Artisan Entertainment Inc., net of cash acquired	—	(148,870)	—	—	(148,870)
Purchase of property and equipment	—	(201)	(704)	—	(905)

Net cash flows provided by (used in) investing activities	—	(149,071)	(704)	—	(149,775)

Net change in cash and cash equivalents	(5,290)	(1,907)	7,361	—	164
Foreign exchange effect on cash	6,421	192	(7,256)	—	(643)
Cash and cash equivalents — beginning of year	(126)	1,706	5,860	—	7,440

Cash and cash equivalents — end of year	$1,005	$(9)	$5,965	$—	$6,961

LIONS GATE ENTERTAINMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended March 31, 2004

	Lions Gate	Lions Gate	Other	Consolidating	Lions Gate
	Entertainment Corp.	Entertainment Inc.	Subsidiaries	Adjustments	Consolidated

	(All amounts in thousands of U.S. dollars)
RECONCILIATION OF NET LOSS TO U.S. GAAP
As reported under Canadian GAAP	$(93,418)	$(80,562)	$(56,970)	$136,778	$(94,172)
Adjustment for capitalized pre- operating costs	614	614	614	(1,228)	614
Interest swap mark-to-market	206	206	—	(206)	206
Accounting for stock-based compensation	(815)	—	—	—	(815)
Adjustment for accretion on subordinated notes	809	809	—	(809)	809
Adjustment for amortization of subordinated note issue costs	(48)	(48)	—	48	(48)
Adjustment for amortization of debt financing costs	(98)	(98)	—	98	(98)

Net income (loss) under U.S. GAAP	$(92,750)	$(79,079)	$(56,356)	$134,681	$(93,504)

LIONS GATE ENTERTAINMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As Of March 31, 2004

	Lions Gate	Lions Gate	Other	Consolidating	Lions Gate
	Entertainment Corp.	Entertainment Inc.	Subsidiaries	Adjustments	Consolidated

	(All amounts in thousands of U.S. dollars)
RECONCILIATION OF SHAREHOLDERS’ EQUITY (DEFICIENCY) TO U.S. GAAP
As reported under Canadian GAAP	$98,194	$(99,971)	$(123,444)	$212,048	$86,827
Interest swap mark-to-market	(2,957)	(2,957)		2,957	(2,957)
Accounting for business combinations	(1,145)	—	(1,145)	1,145	(1,145)
Accounting for income taxes	1,900	—	1,900	(1,900)	1,900
Accounting for stock-based compensation	(815)	—	—	—	(815)
Adjustment for accretion on subordinated notes	809	809	—	(809)	809
Adjustment for amortization of subordinated note issue costs	(48)	(48)	—	48	(48)
Adjustment for amortization of debt financing costs	(98)	(98)	—	98	(98)
Reclassification of conversion feature of subordinated notes outside shareholders’ equity	(16,269)	—	—	—	(16,269)

Shareholders’ equity (deficiency) under U.S. GAAP	$79,569	$(102,265)	$(122,689)	$213,587	$68,204

LIONS GATE ENTERTAINMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As Of March 31, 2003

	Lions Gate	Lions Gate	Other	Consolidating	Lions Gate
	Entertainment Corp.	Entertainment Inc.	Subsidiaries	Adjustments	Consolidated

	(All amounts in thousands of U.S. dollars)
BALANCE SHEET
Assets
Cash and cash equivalents	$(126)	$1,706	$5,860	$—	$7,440
Accounts receivable, net	192	69	88,011	—	88,272
Investment in films and television programs	—	—	206,275	—	206,275
Property and equipment	322	2,137	29,931	—	32,390
Goodwill, net	—	—	31,684	—	31,684
Other assets	4,665	5,984	15,086	(6,600)	19,135
Investment in subsidiaries	156,326	107,303	—	(263,629)	—
Future income taxes	1,630	—	(280)	—	1,350

	$163,009	$117,199	$376,567	$(270,229)	$386,546

Liabilities and Shareholders’ Equity (Deficiency)
Bank loans	$16,761	$108,584	$5,576	$—	$130,921
Accounts payable and accrued liabilities	898	2,182	45,808	—	48,888
Accrued participations and residuals costs	—	—	26,158	—	26,158
Production loans	—	—	20,339	—	20,339
Debt	11,233	—	43,146	—	54,379
Deferred revenue	—	—	22,116	—	22,116
Minority interests	—	—	9,028	—	9,028
Intercompany payables (receivables)	(42,697)	(67,164)	121,314	(11,453)	—
Intercompany equity	94,385	93,217	146,454	(334,056)	—
Shareholders’ equity (deficiency)	82,429	(19,620)	(63,372)	75,280	74,717

	$163,009	$117,199	$376,567	$(270,229)	$386,546

LIONS GATE ENTERTAINMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended March 31, 2003

	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated

	(All amounts in thousands of U.S. dollars)
STATEMENT OF OPERATIONS
Revenues	$1,135	$—	$292,437	$(499)	$293,073
Expenses:
Direct operating	—	—	155,369	—	155,369
Distribution and marketing	—	—	87,752	—	87,752
General and administration	2,895	8,803	21,053	(499)	32,252
Depreciation and amortization	157	370	3,852	—	4,379

Total expenses	3,052	9,173	268,026	(499)	279,752

Operating Income (Loss)	(1,917)	(9,173)	24,411	—	13,321

Other Expenses:
Interest on debt initially incurred for a term of more than one year	505	6,380	3,354	—	10,239
Minority interests	—	—	45	—	45

Total other expenses	505	6,380	3,399	—	10,284

Income (Loss) Before Equity Interests and Income Taxes	(2,422)	(15,553)	21,012	—	3,037
Equity interests	4,219	18,460	(1)	(22,679)	(1)

Income Before Income Taxes	1,797	2,907	21,011	(22,679)	3,036
Income taxes	—	(9)	(1,901)	—	(1,910)

Net Income	$1,797	$2,898	$19,110	$(22,679)	$1,126

	Year Ended March 31, 2003

	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated

	(All amounts in thousands of U.S. dollars)
STATEMENT OF CASH FLOWS
Net cash flows provided by (used in) operating activities	$3,915	$9,724	$(1,148)	$—	$12,491

Financing activities:
Dividends paid on Series A preferred shares	(1,584)	—	—	—	(1,584)
Financing fees paid	(16)	(150)	—	—	(166)
Increase (decrease) in bank loans	(8,069)	(8,000)	1,294	—	(14,775)
Decrease in restricted cash	—	—	706	—	706
Decrease in production loans	—	—	(4,855)	—	(4,855)
Increase in long-term debt	—	—	4,653	—	4,653

Net cash flows provided by (used in) financing activities	(9,669)	(8,150)	1,798	—	(16,021)

LIONS GATE ENTERTAINMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended March 31, 2003

	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated

	(All amounts in thousands of U.S. dollars)

Investing activities:
Acquisition of Artisan Entertainment Inc., net of cash acquired	—	—	6,634	—	6,634
Purchase of property and equipment	(3)	(1,270)	(898)	—	(2,171)

Net cash flows provided by (used in) investing activities	(3)	(1,270)	5,736	—	4,463

Net change in cash and cash equivalents	(5,757)	304	6,386	—	933
Foreign exchange effect on cash	4,980	162	(5,276)	—	(134)
Cash and cash equivalents — beginning of year	651	1,240	4,750	—	6,641

Cash and cash equivalents — end of year	$(126)	$1,706	$5,860	$—	$7,440

	Year Ended March 31, 2003

	Lions Gate				Lions Gate
	Entertainment	Lions Gate	Other	Consolidating	Consolidated
	Corp.	Entertainment	Subsidiaries	Adjustments	Inc.

	(All amounts in thousands of U.S. dollars)
RECONCILIATION OF NET INCOME TO U.S. GAAP
As reported under Canadian GAAP	$1,797	$2,898	$19,110	$(22,679)	$1,126
Adjustment for capitalized pre-operating costs	614	614	614	(1,228)	614
Interest swap mark-to-market	(3,163)	(3,163)	—	3,163	(3,163)

Net income (loss) under U.S. GAAP	$(752)	$349	$19,724	$(20,744)	$(1,423)

LIONS GATE ENTERTAINMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As Of March 31, 2003

	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated

	(All amounts in thousands of U.S. dollars)
RECONCILIATION OF SHAREHOLDERS’ EQUITY (DEFICIENCY) TO U.S. GAAP
As reported under Canadian GAAP	$82,429	$(19,620)	$(63,372)	$75,280	$74,717
Adjustment for capitalized pre-operating costs	(614)	(614)	(614)	1,228	(614)
Interest swap mark-to-market	(3,163)	(3,163)	—	3,163	(3,163)
Accounting for business combinations	(1,145)	—	(1,145)	1,145	(1,145)
Accounting for income taxes	1,900	—	1,900	(1,900)	1,900
Reclassification of Series A preferred shares outside shareholders’ equity	(28,987)	—	—	—	(28,987)

Shareholders’ equity (deficiency) under U.S. GAAP	$50,420	$(23,397)	$(63,231)	$78,916	$42,708

LIONS GATE ENTERTAINMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended March 31, 2002

	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated

	(All amounts in thousands of U.S. dollars)
STATEMENT OF OPERATIONS
Revenues	$2,298	$—	$268,464	$(507)	$270,255
Expenses:
Direct operating	—	—	160,733	—	160,733
Distribution and marketing	—	—	74,011	—	74,011
General and administration	3,294	5,384	26,497	(507)	34,668
Depreciation and amortization	212	25	3,491	—	3,728

Total expenses	3,506	5,409	264,732	(507)	273,140

Operating Income (Loss)	(1,208)	(5,409)	3,732	—	(2,885)

Other (Income) Expenses:
Interest on debt initially incurred for a term of more than one year, net	(1,696)	4,893	6,631	—	9,828
Minority interests	—	—	1,221	—	1,221
Unusual losses	121	—	1,230	—	1,351

Total other (income) expenses	(1,575)	4,893	9,082	—	12,400

Income (Loss) Before Gain on Dilution of Investment in a Subsidiary, Write-down and Equity Interests	367	(10,302)	(5,350)	—	(15,285)
Gain on dilution of investment in a subsidiary	—	—	2,186	—	2,186
Write-down of investments subject to significant influence	—	—	(13,408)	—	(13,408)
Equity interests	(28,241)	(24,045)	(1,134)	52,286	(1,134)

Loss Before Income Taxes	(27,874)	(34,347)	(17,706)	52,286	(27,641)
Income taxes	—	—	(321)	—	(321)

Loss from Continuing Operations	(27,874)	(34,347)	(18,027)	52,286	(27,962)
Loss from discontinued operation	(18,997)	(18,997)	(18,997)	37,994	(18,997)

Net Loss	$(46,871)	$(53,344)	$(37,024)	$90,280	$(46,959)

LIONS GATE ENTERTAINMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended March 31, 2002

	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated

	(All amounts in thousands of U.S. dollars)
STATEMENT OF CASH FLOWS
Net cash flows used in operating activities	$(2,754)	$(38,550)	$(19,408)	$—	$(60,712)

Financing activities:
Issuance of common stock	137	—	—	—	137
Dividends paid on Series A preferred shares	(883)	—	—	—	(883)
Financing fees paid	(242)	(997)	—	—	(1,239)
Increase (decrease) in bank loans	1,631	41,150	(66)	—	42,715
Increase in restricted cash	—	—	(719)	—	(719)
Increase in production loans	—	—	8,959	—	8,959
Increase (decrease) in long-term debt	(346)	—	6,211	—	5,865

Net cash flows provided by financing activities	297	40,153	14,385	—	54,835

Investing activities:
Minority investment in subsidiary	—	—	9,200	—	9,200
Cash received from discontinued operation	—	—	5,362	—	5,362
Acquisition of Eaton Entertainment, LLC, net of cash acquired	—	—	472	—	472
Purchase of property and equipment	172	(1,263)	(6,603)	—	(7,694)

Net cash flows provided by (used in) investing activities	172	(1,263)	8,431	—	7,340

Net change in cash and cash equivalents	(2,285)	340	3,408	—	1,463
Foreign exchange effect on cash	(884)	(32)	(558)	—	(1,474)
Cash and cash equivalents — beginning of year	3,820	932	1,900	—	6,652

Cash and cash equivalents — end of year	$651	$1,240	$4,750	$—	$6,641

LIONS GATE ENTERTAINMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended March 31, 2002

	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated

	(All amounts in thousands of U.S. dollars)
RECONCILIATION OF NET LOSS TO U.S. GAAP
As reported under Canadian GAAP	$(46,873)	$(53,344)	$(37,022)	$90,280	$(46,959)
Accounting for capitalized pre-operating costs — Mandalay	3,074	3,074	3,074	(6,148)	3,074
Adjustment for capitalized pre-operating costs	614	614	614	(1,228)	614

Net loss under U.S. GAAP	$(43,185)	$(49,656)	$(33,334)	$82,904	$(43,271)

23.	Subsequent Events

      U.S. GAAP. On March 29, 2004, the new British Columbia Business Corporations Act came into force, which allows the Company to prepare its financial statements either under Canadian or U.S. GAAP. The Company has elected to prepare financial statements under U.S. GAAP commencing April 1, 2004. The Company must disclose and quantify material differences with Canadian GAAP in its interim and annual financial statements for the next two years. The effect of adopting U.S. GAAP as at March 31, 2004 on the Company’s net income(loss) and shareholders’ equity is included in note 20.

      Warrants. During May and June 2004, 1,785,050 warrants were exercised and 1,785,050 common shares were issued. The Company received $8.9 million of proceeds.

[Deloitte Letterhead]

Auditor’s Report

To the Shareholders of

CinéGroupe Corporation

      We have audited the consolidated balance sheet of CinéGroupe Corporation as at March 31, 2004 and the consolidated statements of loss, deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

      We conducted our audit in accordance with Canadian generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

      In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at March 31, 2004 and the results of its operations and its cash flows for the year then ended in accordance with Canadian generally accepted accounting principles.

/s/ SAMSON BÉLAIR/DELOITTE & TOUCHE, s.e.n.c.r.l.

Chartered Accountants

May 28, 2004

[LETTERHEAD]	[DELOITTE
& TOUCHE
LOGO]

Auditors’ Report

To the Shareholders of

CinéGroupe Corporation

      We have audited the consolidated balance sheet of CinéGroupe Corporation as at March 31, 2003 and the consolidated statements of loss, deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

      We conducted our audit in accordance with Canadian generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

      In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at March 31, 2003 and the results of its operations and its cash flows for the year then ended in accordance with Canadian generally accepted accounting principles.

/s/ DELOITTE & TOUCHE L.L.P.

Chartered Accountants

June 20, 2003

[Deloitte Touche Tohmatsu logo]

[Samson Bélair Deloitte & Touche Letterhead]

Auditor’s Report

To the Shareholders of

CinéGroupe Corporation

      We have audited the consolidated balance sheet of CinéGroupe Corporation as at March 31, 2002 and the consolidated statements of earnings and deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

      We conducted our audit in accordance with Canadian generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

      In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at March 31, 2002 and the results of its operations and its cash flows for the year then ended in accordance with Canadian generally accepted accounting principles.

/s/ SAMSON BÉLAIR DELOITTE & TOUCHE

Chartered Accountants

June 7, 2002