Form 10-K/A
period 2004-03-31
LIONS GATE ENTERTAINMENT CORP /CN/
filed 2004-07-09
CIK 929351

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from to

Commission file no. 1-14880

Lions Gate Entertainment Corp.

(Exact name of registrant as specified in its charter)

British Columbia, Canada
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

555 Brooksbank Avenue North Vancouver, British Columbia V7J 3S5 (604) 553-6700	2700 Colorado Avenue, Suite 200 Santa Monica, California 90404 (310) 449-9200
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

EXPLANATORY NOTE

      We are filing this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended March 31, 2004 as filed with the Securities and Exchange Commission on June 29, 2004 solely to (a) add Exhibit 23.2, the consent of the independent auditor of a formerly consolidated subsidiary and (b) replace such auditors’ reports, which had previously been issued based on Canadian generally accepted auditing standards, with a report based on U.S. generally accepted auditing standards. Such new report is filed as Exhibit 99.1 and incorporated into Item 15 of this Form 10-K/ A. The certifications of our Chief Executive Officer and Chief Financial Officer are attached to this Form 10-K/ A as Exhibits 31.1, 31.2, 32.1 and 32.2.

      There are no changes to amounts or disclosures in our consolidated financial statements previously filed on June 29, 2004 as part of our Annual Report on Form 10-K for the fiscal year ended March 31, 2004.

Page

PART IV
Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K	3

2

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

      (a) The following documents are filed as part of this report:

1. Financial Statements*

The financial statements listed on the accompanying Index to Financial Statements are filed as part of this report at pages F-1 to F-55.

2. Exhibits

The exhibits listed on the accompanying Index to Exhibits are filed as part of this report.

      (b) Reports on Form 8-K:

•	Current Report on Form 8-K furnished on February 17, 2004 under Item 12 thereof the press release announcing financial results for the fiscal quarter ended December 31, 2003.

•	Current Report on Form 8-K/ A filed March 1, 2004 amending the Current Report on Form 8-K filed on December 30, 2003, which disclosed that on December 15, 2003 Lions Gate completed its acquisition of Film Holdings Co., the parent company of Artisan Entertainment Inc. This Current Report on Form 8-K/ A amends the Current Report on Form 8-K filed December 30, 2003 to include the financial statements required by Item 7 thereof.

•	Current Report on Form 8-K/ A filed March 2, 2004 including as Exhibit 23.1 the consent of PricewaterhouseCoopers LLP to provide certain financial information required by Item 7 of Form 8-K in the Current Report on Form 8-K/ A filed March 1, 2004.

      (d) The Auditors’ Report filed as Exhibit 99.1 is incorporated by reference herein.

*	Previously filed on June 29, 2004 as part of our Annual Report on Form 10-K for the fiscal year ended March 31, 2004.

3

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIONS GATE ENTERTAINMENT CORP.

By:	/s/ JAMES KEEGAN

James Keegan
Chief Financial Officer

DATE: July 9, 2004

4

INDEX TO EXHIBITS

Exhibit
Number		Description of Documents

2	.1(1)	Merger Agreement by and among Lions Gate Entertainment Corp., LGF Acquisition Corp. and Films Holding Co., dated as of October 24, 2003 (Lions Gate agrees to furnish supplementally a copy of the Schedules to the commission upon request).
3	.1(2)	Articles of Incorporation
3	.2(3)	Amendment to Articles of Incorporation to Provide Terms of the Series A Preferred Shares, dated as of December 20, 1999
3	.3(4)	Amendment to Articles of Incorporation to Provide Terms of the Series B Preferred Shares, dated as of September 26, 2000
3	.4(5)	Amendment to Articles of Incorporation to change the size of the Board of Directors, dated as of September 12, 2001
3	.5(6)	Amendment to Articles of Incorporation to Alter Terms of the Series A Preferred Shares, dated as of September 10, 2003
4	.1(2)	Trust Indenture between the company and CIBC Mellon Trust Company, dated as of April 15, 1998
4	.2(3)	Warrant Indenture between the company and CIBC Mellon Trust Company, dated as of December 30, 1999
4	.3(7)	Indenture dated as of December 3, 2003 among Lions Gate Entertainment Inc., Lions Gate Entertainment Corp. and J.P. Morgan Trust Company, National Association
4	.4(7)	Form of 4.875% Convertible Senior Subordinated Notes Due 2010
4	.5(7)	Form of Guaranty of 4.875% Convertible Subordinated Notes Due 2010
10	.1(8)	Amended Employees’ and Directors’ Equity Incentive Plan
10	.2(9)	Form of Incentive Plan Stock Option Agreement
10	.3(10)	Registration Rights Agreement by and among the company, Mark Amin and Reza Amin, dated as of June 6, 2000
10	.4(11)	Registration Rights Agreement by and between the company and ENT Holding Corporation, dated as of May 14, 2003
10	.5(12)	Amended and Restated Unanimous Shareholders Agreement of CinéGroupe Corporation, dated as of July 10, 2001
10	.6(13)	Employment Agreement between the company and Mark Amin, dated June 6, 2000
10	.7(13)	Amendment to Employment Agreement between the company and Mark Amin
10	.8*	Employment Agreement between the company and Marni Wieshofer, dated February 1, 2004
10	.9(14)	Employment Agreement between the company and Jon Feltheimer, dated August 15, 2003
10	.10*	Employment Agreement between the company and Steve Beeks for employment by Lions Gate Entertainment Inc., dated December 15, 2003
10	.11(14)	Employment Agreement between the company and Michael Burns, dated September 1, 2003
10	.12(13)	Assignment of Employment Agreement, dated June 5, 2003
10	.13(9)	Employment Agreement between the company and James Keegan, dated April 16, 2002
10	.14*	Employment Agreement between Artisan Entertainment Inc. and Greg Arvesen, dated October 4, 2000
10	.15*	Amendment to Employment Agreement between Artisan Entertainment Inc. and Greg Arvesen, dated April 16, 2002
10	.16*	Amendment to Employment Agreement between Artisan Entertainment Inc. and Greg Arvesen, dated December, 2002
10	.17*	Amendment to Employment Agreement between Artisan Entertainment Inc. and Greg Arvesen, dated March 31, 2003
10	.18(7)	Ignite, LLC and Lions Gate Films Inc. deal memo, dated February 15, 2001
10	.19(12)	Amendment #2 dated May 13, 2002 to Ignite, LLC and Lions Gate Films Inc. deal memo, dated February 15, 2001
10	.20(14)	Contribution Agreement between the Lions Gate Entertainment Inc. and Lions Gate Entertainment Corp., dated as of December 3, 2003

Exhibit
Number		Description of Documents

10	.21(14)	Amended and Restated Credit, Security, Guaranty and Pledge Agreement, dated as of December 15, 2003 among Lions Gate Entertainment Corp., Lions Gate Entertainment Inc., the Guarantors referred to therein, the Lenders referred to therein, JP Morgan Chase Bank, JP Morgan Chase Bank (Toronto Branch), Fleet National Bank and BNP Paribas, dated as of December 15, 2003
21	.1*	Subsidiaries of the Company
23	.1*	Consent of Ernst & Young LLP, independent auditors of the company
23.2		Consent of Samson Bélair/Deloitte & Touche s.e.n.c.r.l., independent auditors of CinéGroupe Corporation
24	.1*	Power of Attorney
31.1		CEO’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		CFO’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		CEO’s Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		CFO’s Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1		Auditors’ Report of Samson Bélair/Deloitte & Touche s.e.n.c.r.l., independent auditors of CinéGroupe Corporation

*	Previously filed on June 29, 2004 as an exhibit to the our Annual Report on Form 10-K for the fiscal year ended March 31, 2004.

(1)	Incorporated by reference to the company’s Current Report on Form 8-K as filed on December 30, 2003 (File No. 1-14880)

(2)	Incorporated by reference to the company’s Annual Report on Form 20-F for the fiscal year ended March 31, 1998 (File No. 000-27730).

(3)	Incorporated by reference to the company’s Annual Report on Form 20-F for the fiscal year ended March 31, 2000 (File No. 000-27730).

(4)	Incorporated by reference to the company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2001 (File No. 1-14880).

(5)	Incorporated by reference to the company’s Current Report on Form 8-K as filed on December 5, 2003 (File No. 1-14880).

(6)	Incorporated by reference to the company’s Shelf Registration Statement on Form S-3 under the Securities Act of 1933 dated September 25, 2003 (File No. 333-109101)

(7)	Incorporated by reference to the company’s Quarterly Report on Form 10-Q for the period ended September 30, 2001 (File No. 1-14880).

(8)	Incorporated by reference to the company’s Definitive Proxy Statement dated August 13, 2001 (File No. 1-14880).

(9)	Incorporated by reference to the company’s Registration Statement on Form S-2 under the Securities Act of 1933 dated April 30, 2003 (File No. 333-104836).

(10)	Incorporated by reference to the company’s Registration Statement on Form F-4 under the Securities Act of 1933 dated August 18, 2000 (File No. 333-12406).

(11)	Incorporated by reference to the company’s Registration Statement on Form S-2/ A under the Securities Act of 1933 dated May 16, 2003 (File No. 333-104836).

(12)	Incorporated by reference to the company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002 (File No. 1-14880).

(13)	Incorporated by reference to the company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2003 as filed on June 30, 2003 (File No. 1-14880).

(14)	Incorporated by reference to the company’s Quarterly Report on Form 10-Q for the period ended December 31, 2003 (File No. 1-14880).