Form 10-Q
period 2004-06-30
LIONS GATE ENTERTAINMENT CORP /CN/
filed 2004-08-09
CIK 929351

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from to .

Commission File No. 1-14880

Lions Gate Entertainment Corp.

(Exact name of registrant as specified in its charter)

British Columbia, Canada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

555 Brooksbank Avenue

North Vancouver
British Columbia V7S 3S5
and
2700 Colorado Avenue, Suite 200
Santa Monica, California 90404
(Address of principal executive offices)

Registrant’s telephone number, including area code:

(604) 983-5555

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐

     As of August 5, 2004, 96,233,372 shares of the registrant’s no par value common stock were outstanding.

PART I
Item 1.	Financial Statements	2
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35
Item 4.	Controls and Procedures	37
PART II
Item 1.	Legal Proceedings	38
Item 6.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	38
Exhibit 3.1
Exhibit 3.2
Exhibit 10.1
Exhibit 10.2
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906

Item 1.	Financial Statements

LIONS GATE ENTERTAINMENT CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2004	March 31, 2004

	(Unaudited)	(Note 2)

	(All amounts in thousands of
	U.S. dollars, except share
	amounts)
ASSETS
Cash and cash equivalents	$22,059	$7,089
Accounts receivable, net of reserve for video returns and other allowances of $50,976 (2004 — $55,146) and provision for doubtful accounts of $10,036 (2004 — $11,702)	103,517	129,245
Investment in films and television programs	394,510	406,170
Property and equipment	28,582	29,661
Goodwill	166,320	166,804
Other assets	22,626	23,714

	$737,614	$762,683

LIABILITIES
Bank loans	$291,871	$326,174
Accounts payable and accrued liabilities	112,189	129,725
Film obligations	137,481	114,068
Subordinated notes	65,000	65,000
Mortgages payable	18,473	19,041
Deferred revenue	45,593	38,932
Minority interests	8	135

	670,615	693,075

Commitments and Contingencies
SHAREHOLDERS’ EQUITY
Common stock, no par value, 500,000,000 shares authorized, 96,074,442 and 93,615,896 shares issued and outstanding	285,756	275,105
Accumulated paid in capital	2,440	2,440
Accumulated deficit	(212,015)	(200,553)
Accumulated other comprehensive loss	(9,182)	(7,384)

	66,999	69,608

	$737,614	$762,683

See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended	Three Months Ended
	June 30, 2004	June 30, 2003

	(All amounts in thousands of U.S.
	dollars, except per share amounts)
Revenues	$188,724	$53,335
Expenses:
Direct operating	80,810	22,456
Distribution and marketing	98,066	33,612
General and administration	17,127	6,308
Depreciation	675	542

Total expenses	196,678	62,918

Operating Loss	(7,954)	(9,583)

Other Expense (Income):
Interest	5,424	2,060
Interest rate swaps mark-to-market	(2,060)	314
Minority interests	(123)	—

Total other expenses, net	3,241	2,374

Loss Before Equity Interests and Income Taxes	(11,195)	(11,957)
Equity interests	—	(655)

Loss Before Income Taxes	(11,195)	(12,612)
Income tax provision	(267)	(140)

Net Loss	(11,462)	(12,752)
Dividends on Series A preferred shares	—	(127)
Accretion and amortization on Series A preferred shares	—	(355)

Net Loss Available to Common Shareholders	$(11,462)	$(13,234)

Basic and Diluted Loss Per Common Share	$(0.12)	$(0.28)

See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

			Series B				Accumulated
	Common Stock		Preferred Shares		Accumulated		Other
					Paid in	Accumulated	Comprehensive
	Number	Amount	Number	Amount	Capital	Deficit	Loss	Total

	(All amounts in thousands of U.S. dollars, except share amounts)
Balance at March 31, 2003	43,231,921	$157,675	10	$—	$1,874	$(108,347)	$(7,566)	$43,636
Issuance of common stock	44,951,056	103,176						103,176
Exercise of stock options	955,562	2,609						2,609
Exercise of warrants	275,400	1,377						1,377
Modification of stock options	—	815						815
Redemption of Series A preferred shares					566			566
Conversion of Series A preferred shares	4,201,957	9,453						9,453
Net loss available to common shareholders						(92,206)		(92,206)
Foreign currency translation adjustments							(440)	(440)
Net unrealized gain on foreign exchange contracts							622	622

Balance at March 31, 2004	93,615,896	275,105	10	—	2,440	(200,553)	(7,384)	69,608
Exercise of stock options	673,496	1,726						1,726
Exercise of warrants	1,785,050	8,925						8,925
Net loss available to common shareholders						(11,462)		(11,462)
Foreign currency translation adjustments							(1,153)	(1,153)
Net unrealized loss on foreign exchange contracts							(645)	(645)

Balance at June 30, 2004	96,074,442	$285,756	10	$—	$2,440	$(212,015)	$(9,182)	$66,999

See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended	Three Months Ended
	June 30, 2004	June 30, 2003

	(All amounts in thousands of U.S. dollars)
Operating activities:
Net loss	$(11,462)	$(12,752)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation of property and equipment	675	542
Amortization of deferred financing costs	838	338
Amortization of films and television programs	60,225	15,713
Amortization of intangible asset	548	—
Interest rate swaps mark to market	(2,060)	314
Minority interests	(123)	—
Equity interests	—	655
Changes in operating assets and liabilities:
Accounts receivable	24,767	4,760
Increase in investment in films and television programs	(45,790)	(37,365)
Other assets	87	(1,063)
Future income taxes	—	(232)
Accounts payable and accrued liabilities	(17,372)	7,095
Film obligations	22,412	10,803
Deferred revenue	6,662	9,264

Net cash flows provided by (used in) operating activities	39,407	(1,928)

Financing activities:
Issuance of common stock	10,651	30,219
Redemption of Series A preferred shares	—	(18,090)
Financing fees paid	(346)	—
Decrease in bank loans	(34,285)	(6,851)
Decrease in mortgages payable	(241)	(241)

Net cash flows provided by (used in) financing activities	(24,221)	5,037

Investing activities:
Purchase of property and equipment	(45)	(91)

Net cash flows used in investing activities	(45)	(91)

Net change in cash and cash equivalents	15,141	3,018
Foreign exchange effect on cash	(171)	1,157
Cash and cash equivalents — beginning of period	7,089	6,851

Cash and cash equivalents — end of period	$22,059	$11,026

See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Operations

      Lions Gate Entertainment Corp. (“the Company” or “Lions Gate”) is a fully integrated entertainment company engaged in the development, production and distribution of feature films, television series, television movies and mini-series, and non-fiction programming, as well as the management of Canadian-based studio facilities. As an independent distribution company, the Company also acquires distribution rights from a wide variety of studios, production companies and independent producers.

      On December 15, 2003, the Company acquired Film Holdings Co., the parent company of Artisan Entertainment Inc. (“Artisan”) as described in note 8. The acquisition is included in the consolidated balance sheet and all operating results and cash flows have been included in the consolidated statements of operations and cash flows from the acquisition date.

2.	Basis of Presentation and Use of Estimates

      The accompanying unaudited condensed consolidated financial statements include the accounts of Lions Gate and all of its majority-owned and controlled subsidiaries, with a provision for minority interests.

      Effective April 1, 2004, the consolidated financial statements of the Company been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). Prior to April 1, 2004, the Company’s consolidated financial statements were prepared in accordance with Canadian GAAP. Prior year comparative consolidated financial statements have been restated to conform to the current year presentation in accordance with U.S GAAP. U.S. GAAP conforms, in all material respects, with generally accepted accounting principles in Canada (“Canadian GAAP”), except as described in note 15. Under U.S. GAAP, we applied the equity method of accounting to CineGroupe Corporation (“CineGroupe”) until January 1, 2004 and under Canadian GAAP we consolidated CineGroupe until January 1, 2004. Effective January 1, 2004, for both Canadian and U.S. GAAP we accounted for CineGroupe (which has been written down to zero) under the cost method since we no longer had the ability to significantly influence CineGroupe. We must disclose and quantify material differences with Canadian GAAP in our interim and annual financial statements for the next two fiscal years from April 1, 2004.

      The unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. or Canadian GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these unaudited condensed consolidated financial statements. Operating results for the quarter are not necessarily indicative of the results that may be expected for the year ending March 31, 2005. The balance sheet at March 31, 2004 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

      Certain reclassifications have been made in the fiscal 2004 financial statements to conform to the fiscal 2005 presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for the year ended March 31, 2004. The consolidated financial statements and footnotes included in the Annual Report are prepared in accordance with Canadian GAAP, which conforms to U.S. GAAP, except as described in note 20 of the notes to the consolidated financial statements.

      The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. The most significant estimates made by management in the

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

preparation of the financial statements relate to ultimate revenue and costs for investment in films and television programs; estimates of sales returns and other allowances, provision for doubtful accounts, fair value of assets and liabilities for allocation of the purchase price of companies acquired, current and future income taxes and accruals for contingent liabilities; and impairment assessments for investment in films and television programs, intangible assets, other investments, recoverability of future income taxes and goodwill. Actual results could differ from such estimates.

3.	Investment in Films and Television Programs

	June 30,	March 31,
	2004	2004

	(Amounts in thousands)
Theatrical and Non-Theatrical Films
Released, net of accumulated amortization	$128,651	$111,242
Acquired libraries, net of accumulated amortization	127,966	128,559
Completed and not released	24,332	63,158
In progress	37,344	22,347
In development	1,343	1,230
Product inventory	23,345	26,957

	342,981	353,493

Direct-to-Television Programs
Released, net of accumulated amortization	19,951	17,640
In progress	30,548	34,250
In development	1,030	787

	51,529	52,677

	$394,510	$406,170

      Acquired libraries of $128.0 million at June 30, 2004 (March 31, 2004 — $128.6 million) include the Trimark library acquired October 2000 and the Artisan library acquired on December 15, 2003 (refer to note 8). The Trimark library is amortized over its expected revenue stream for a period of twenty years from the acquisition date. The remaining amortization period on the Trimark library as at June 30, 2004 is sixteen and one-quarter years on unamortized costs of $28.2 million. The Artisan library includes titles released at least three years prior to the date of acquisition, which are amortized over its expected revenue stream for a period of twenty years from the date of acquisition. The remaining amortization period on the Artisan library at June 30, 2004 is nineteen and one half years on unamortized costs of $99.8 million.

      The Company expects approximately 49% of completed films and television programs, net of accumulated amortization will be amortized during the one-year period ending June 30, 2005, and approximately 88% of accrued participants’ share will be paid during the one-year period ending June 30, 2005.

      Additionally, the Company expects approximately 80% of completed and released films and television programs, excluding acquired libraries, net of accumulated amortization, will be amortized during the three year period ending June 30, 2007.

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.	Other Assets

	June 30,	March 31,
	2004	2004

	(Amounts in thousands)
Deferred financing costs, net	$13,598	$14,181
Intangible assets, net	3,822	4,370
Prepaid expenses and other	4,417	3,964
Other investments	258	266
Deferred print costs	531	933

	$22,626	$23,714

      Deferred financing costs. Deferred financing costs of $11.7 million incurred in connection with the credit facility are deferred and amortized to interest expense. Deferred financing costs related to the term loan of $4.3 million are being amortized to interest expense using the effective interest rate method and the remaining balance is being amortized to interest expense using the straight-line method over the term of the credit facility.

      Intangible Assets. Intangible assets acquired in connection with the purchase of Artisan of $5.1 million represent distribution and personal service agreements and are amortized over a period of two to four years from the date of acquisition. For the three months ended June 30, 2004, $0.5 million (2003 — nil) amortization was recorded. Based on the current amount of intangibles subject to amortization, the estimated amortization expense for each of the succeeding years is $2.2 million for the year ended June 30, 2005 and $1.7 million for the year ended June 30, 2006.

5.	Bank Loans

      The Company has a $350 million credit facility consisting of a $200 million U.S. dollar-denominated revolving credit facility, a $15 million Canadian dollar-denominated revolving credit facility and a $135 million U.S. dollar-denominated term-loan. At June 30, 2004, the Company had borrowed $290.0 million (March 31, 2004 — $324.7 million) under the credit facility. The credit facility expires December 31, 2008 and bears interest in the case of revolving credit facility loans at 2.75% over the Adjusted LIBOR or the Canadian Bankers Acceptance rate, or 1.75% over the U.S. or Canadian prime rates and in the case of the term loan at 3.25% over the Adjusted LIBOR, or 2.25% over the U.S. prime rates. The principal amount of the term loan is payable in four annual installments of $20 million commencing in December 2004 and a fifth installment of $55 million payable in December 2008. Once repaid, amounts constituting the term loan commitment may not be re-borrowed. The availability of funds under the credit facility is limited by the borrowing base, which is calculated on a monthly basis. The borrowing base assets at June 30, 2004 totaled $402.5 million (March 31, 2004 — $390.9 million). At June 30, 2004, the revolving credit facility had an average variable interest rate of 4.20% on principal of $155.0 million under the U.S. dollar credit facility, and an average variable interest rate of 4.84% on principal of $135.0 million under the term loan. The Company had not drawn on the Canadian dollar credit facility as of June 30, 2004. The Company is required to pay a monthly commitment fee of 0.50% on the total credit facility of $350.0 million less the amount drawn. Right, title and interest in and to all personal property of Lions Gate Entertainment Corp. and Lions Gate Entertainment Inc. is being pledged as security for the credit facility. The credit facility is senior to the Company’s film obligations, subordinated notes and mortgages payable. The credit facility restricts the Company from paying cash dividends on its common shares. The Company entered into a $100 million interest rate swap at an interest rate of 3.08%, commencing January 2003 and ending September 2005. The swap is in effect as long as three month LIBOR is less than 5.0%. Fair market value of the interest rate swap at

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2004 is negative $0.7 million (March 31, 2004 — negative $2.3 million). The fair valuation gain for the three months ended June 30, 2004 is $1.6 million (2003 — loss of $0.3 million).

      The Company also has a $2.2 million operating line of credit available to a subsidiary, which is renewable annually. At June 30, 2004, $1.9 million (March 31, 2004 — $1.5 million) was drawn on the operating line of credit.

6.	Film Obligations

	June 30,	March 31,
	2004	2004

	(Amounts in thousands)
Minimum guarantees	$10,126	$10,704
Minimum guarantees initially incurred for a term of more than one year	19,167	16,189
Participation and residual costs	90,439	79,034
Film productions	17,749	8,141

	$137,481	$114,068

7.	Subordinated Notes

      In December 2003, the Company sold $60.0 million of 4.875% Convertible Senior Subordinated Notes (“Notes”). The Company received $57.0 million of net proceeds, after paying placement agents’ fees and offering expenses. Interest on the Notes is due semi-annually on June 15 and December 15 commencing on June 15, 2004 and the Notes mature on December 15, 2010. The Company may redeem all or a portion of the Notes at its option on or after December 15, 2006 at 100% of their principal amount, together with accrued and unpaid interest through the date of redemption; provided, however, that the Notes will only be redeemable if the closing price of the Company’s common shares equals or exceeds 175% of the conversion price then in effect for at least 20 trading days within a period of 30 consecutive trading days ending on the day before the date of the notice of optional redemption. The Notes are convertible, at the option of the holder, at any time before the close of business on the business day immediately preceding the maturity date of the Notes, unless previously redeemed, into common shares of the Company at a conversion rate of 185.0944 shares per $1,000 principal amount of Notes, which is equal to a conversion price of approximately $5.40 per share.

      On December 15, 2003, the Company assumed, as part of the purchase of Artisan, a $5.0 million subordinated promissory note to Vialta, Inc (“Promissory Note”) issued by Artisan which bears interest at 7.5% per annum compounded quarterly. The Promissory Note matures on April 1, 2005.

      The Company believes that the carrying value of the notes approximates fair value at June 30, 2004.

8.	Acquisitions

      On December 15, 2003, the Company completed its acquisition of Film Holdings Co., the parent company of Artisan, an independent distributor and producer of film and entertainment content, for a total purchase price of $168.8 million consisting of $160.0 million in cash and direct transaction costs of $8.8 million. In addition, the Company assumed debt of $59.9 million and other obligations (including accounts payable and accrued liabilities, film obligations and other advances) of $142.9 million. Direct transaction costs are considered liabilities assumed in the acquisition, and as such, are included in the purchase price. Direct transaction costs include: amounts totaling $3.9 million paid to lawyers, accountants and other consultants; involuntary termination benefits totaling $4.8 million payable to certain Artisan employees terminated under a severance plan and various other amounts totaling $0.1 million. At June 30, 2004, the remaining liabilities under the severance plan are $0.8 million.

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

      The purchase price may be adjusted for the payment of additional consideration of up to $7.5 million contingent upon the results of specified feature films. At June 30, 2004, the contingent consideration cannot be reasonably estimated. When the contingency is resolved and if additional consideration becomes payable, the consideration will be recognized as an additional cost of the purchase.

      The acquisition was accounted for as a purchase, with the results of operations of Artisan consolidated from December 15, 2003. Goodwill of $134.0 million represents the excess of the purchase price over the fair value of the net identifiable tangible and intangible assets acquired. The current preliminary allocation of the purchase price to the tangible and intangible assets acquired and liabilities assumed based on their fair values was as follows:

(Amounts in
thousands)

Cash and cash equivalents	$19,946
Accounts receivable, net	37,842
Investment in films and television programs	170,224
Intangible assets	5,100
Other tangible assets acquired	4,471
Goodwill	133,993
Bank loans	(54,900)
Subordinated note	(5,000)
Other liabilities assumed	(142,852)

Total	$168,824

      In the quarter ended June 30, 2004, the allocation of the purchase price was adjusted resulting in a decrease in accounts receivable of $0.8 million, an increase in investment in films and television programs of $3.5 million, an increase in other liabilities of $2.2 million and a decrease in goodwill of $0.5 million. The allocation to investment in films and television programs and intangible assets was adjusted as a result of further detailed valuation analysis performed on these assets.

      Severance and relocation costs incurred by Lions Gate, associated with the acquisition of Artisan, are not included in the purchase price, and as such, were recorded in the consolidated statements of operations during fiscal 2004. Severance and relocation costs of $5.6 million included property lease abandonment costs of $2.5 million, the write-off of capital assets no longer in use of $2.1 million and severance of $1.0 million. At June 30, 2004 the remaining liabilities under the severance plan and for the property lease abandonment are $0.2 million and $2.1 million, respectively.

9.	Direct Operating Expenses

	June 30,	June 30,
	2004	2003

	(Amounts in thousands)
Amortization of films and television programs	$60,225	$15,713
Participation and residual expense	20,887	5,747
Other expenses	(302)	996

	$80,810	$22,456

      Other expenses include direct operating expenses related to the studio facility, amortization of intangible assets and provision for doubtful accounts (including a reduction in the provision during the three months ended June 30, 2004).

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.	Comprehensive Loss

	Three Months	Three Months
	Ended	Ended
	June 30, 2004	June 30, 2003

	(Amounts in thousands, except
	per share amounts)
Net loss available to common shareholders	$(11,462)	$(13,234)
Less: Foreign currency translation adjustments	(1,153)	839
Less: Net unrealized loss on foreign exchange contracts	(645)	—

Comprehensive loss available to common shareholders	$(13,260)	$(12,395)

11.	Loss per Common Share

	Three Months	Three Months
	Ended	Ended
	June 30, 2004	June 30, 2003

	(Amounts in thousands, except
	per share amounts)
Basic loss per common share is calculated as follows:
Numerator:
Net loss available to common shareholders	$(11,462)	$(13,234)

Denominator:
Weighted average common shares outstanding (thousands)	94,921	46,918

Basic and diluted loss per common share	$(0.12)	$(0.28)

      Basic loss per share is calculated after adjusting net loss for dividends and accretion on Series A preferred shares and using the weighted average number of common shares outstanding during the three months ended June 30, 2004 and 2003 of 94,921,000 shares and 46,918,000 shares, respectively. The exercise of common share equivalents including employee stock options, share purchase warrants and the conversion feature of the senior subordinated notes could potentially dilute income (loss) per share in the future, but were not reflected in fully diluted loss per share during the periods presented because to do so would be anti-dilutive. Under the “if converted” method of calculating diluted earnings per share, the share purchase options, the share purchase warrants, the Series A preferred shares, the convertible promissory notes and the convertible senior subordinated notes, if outstanding, were anti-dilutive in each of the periods presented and were not reflected in diluted loss per common share.

12.	Accounting for Stock Based Compensation

      The Company has elected to use the intrinsic value method in accounting for stock based compensation. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of SFAS No. 123”, the following disclosures are provided about the costs of stock based compensation awards using the fair value method.

      No stock options were granted during the three months ended June 30, 2004. The weighted average estimated fair value of each stock option granted in the three months ended June 30, 2003 was $0.47. The total stock compensation expense for disclosure purposes for the three months ended June 30, 2004, based on the fair value of the stock options granted, would be $0.2 million (2003 — $0.3 million).

      For disclosure purposes the fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for stock options granted: a

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

dividend yield of 0%, expected volatility of 30% (2003 — 30%), risk-free interest rate of 3.8% (2003 — 2.6%) and expected life of five years.

	Three Months
	Ended	Three Months
	June 30,	Ended
	2004	June 30, 2003

	(Amounts in thousands, except
	per share amounts)
The resulting pro forma basic loss per common share is calculated as follows:
Numerator:
Net loss available to common shareholders	$(11,462)	$(13,234)
Add: stock compensation expense calculated using intrinsic value method	—	—
Less: stock compensation expense calculated using fair value method	(238)	(306)

Adjusted net loss available to common shareholders	$(11,700)	$(13,540)

Denominator:
Weighted average common shares outstanding (thousands)	94,921	46,918

Adjusted basic and diluted loss per common share	$(0.12)	$(0.29)

      Stock options granted to a certain employee of the Company with an exercise price determined at a future date are valued using variable accounting for stock-based compensation and the resulting expense is recorded as stock-based compensation. The exercise price on these options was determined on April 18, 2004. The additional compensation cost for the three months ended June 30, 2004 was insignificant, and is calculated by multiplying the market price on April 18, 2004 times the number of options vested less the market price on the date the options were granted times the number of options vested.

      On November 13, 2001, the Board of Directors of the Company resolved that 750,000 options, granted to certain officers of the Company to purchase common shares of the Company, be revised as stock appreciation rights (“SARs”) which entitle the holders to receive cash only and not common shares. The amount of cash received will be equal to the amount by which the trading price of common shares on the exercise notice date exceeds the SARs price of $5.00 multiplied by the number of options exercised. Any twenty-day average trading price of common shares prior to the exercise notice date has to be $6.00 or above in order for the officers to exercise their SARs. These revised options are not considered part of the Employees’ and Directors’ Equity Incentive Plan. The Company measures compensation cost as the amount by which the market value of common shares exceeds the SARs price. At June 30, 2004, the market price of common shares was $6.98 and the SARs had all vested. The Company recorded additional stock compensation expense in the amount of $0.5 million in general and administration expenses in the unaudited condensed consolidated statement of operations for the three months ended June 30, 2004 (2003 — nil). The expense is calculated by using the market price of common shares on June 30, 2004 less the SARs price, multiplied by the 750,000 SARs vested. At June 30, 2004, the Company has a stock compensation accrual in the amount of $1.4 (March 31, 2004 — $0.9 million) included in accounts payable and accrued liabilities relating to these SARs.

      On February 2, 2004, an officer of the Company was granted 1,000,000 SARs, which entitle the officer to receive cash only, and not common shares. The amount of cash received will be equal to the amount by which the trading price of common shares on the exercise notice date exceeds the SARs price of $5.20 multiplied by the number of SARs exercised. The SARs vest one quarter immediately on the award date and one quarter on each of the first, second and third anniversaries of the award date. These options are not considered part of the

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employees’ and Directors’ Equity Incentive Plan. Applying FIN 28 “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans”, the Company is accruing compensation expense over the service period, which is assumed to be the three year vesting period, using a graded approach and measures compensation cost as the amount by which the market value of common shares exceeds the SARs price times the SARs assumed to have vested under the graded approach. At June 30, 2004, the market price of common shares was $6.98. The Company recorded stock compensation expense related to these SARs in the amount of $0.8 million in general and administration expenses in the unaudited condensed consolidated statement of operations for the three months ended June 30, 2004 (2003 — nil). The expense is calculated by using the market price of common shares on June 30, 2004 less the SARs price, multiplied by 436,721 options assumed to have vested.

13.	Segment Information

      SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, requires the Company to make certain disclosures about each reportable segment. The Company has three reportable business segments: Motion Pictures; Television; and Studio Facilities. The Company’s reportable business segments are strategic business units that offer different products and services, and are managed separately.

      Motion Pictures consists of the development and production of feature films; acquisition of North American and worldwide distribution rights; North American theatrical, home entertainment and television distribution of feature films produced and acquired and worldwide licensing of distribution rights to feature films produced and acquired.

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

      Segmented information by business unit is as follows:

	Three Months	Three Months
	Ended	Ended
	June 30, 2004	June 30, 2003

	(Amounts in thousands)
Segment revenues
Motion Pictures	$159,066	$41,952
Television	28,647	9,663
Studio Facilities	1,011	1,720

	$188,724	$53,335

Segment profit (loss)
Motion Pictures	$(2,866)	$(8,669)
Television	4,232	1,168
Studio Facilities	450	1,119

	$1,816	$(6,382)

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

      Segment profit (loss) is defined as segment revenue less segment direct operating, distribution and marketing and general and administration expenses. The reconciliation of total segment profit (loss) to the Company’s loss before income tax provision is as follows:

	Three Months	Three Months
	Ended	Ended
	June 30, 2004	June 30, 2003

	(Amounts in thousands)
Company’s total segment profit (loss)	$1,816	$(6,382)
Less:
Corporate general and administration	(9,095)	(2,659)
Depreciation	(675)	(542)
Interest	(5,424)	(2,060)
Interest rate swaps mark-to-market	2,060	(314)
Minority interests	123	—
Equity interests	—	(655)

	$(11,195)	$(12,612)

14.	Commitments and Contingencies

      The Company is from time to time involved in various claims, legal proceedings and complaints arising in the ordinary course of business. The Company does not believe that adverse decisions in any such pending or threatened proceedings, or any amount which the Company might be required to pay by reason thereof, would have a material adverse effect on the financial condition or future results of the Company. The Company has provided an accrual for estimated losses under the above proceedings at June 30, 2004.

15.	Reconciliation to Canadian GAAP

      The consolidated financial statements of the Company have been prepared in accordance with U.S. GAAP. The material differences between the accounting policies used by the Company under U.S. GAAP and Canadian GAAP are disclosed below in accordance with the provisions of the Securities and Exchange Commission and the National Instrument adopted by certain securities authorities in Canada.

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

      Under Canadian GAAP, the net loss and loss per share figures for the three months ended June 30, 2004 and 2003, and the shareholders’ equity as at June 30, 2004 and March 31, 2004 are as follows:

	Net Loss

	Three Months	Three Months	Shareholders’ Equity
	Ended	Ended
	June 30, 2004	June 30, 2003	June 30, 2004	March 31, 2004

	(Amounts in thousands, except per share amounts)
As reported under U.S. GAAP	$(11,462)	$(12,752)	$66,999	$69,608
Adjustment for capitalized pre-operating costs(a)	—	(154)	—	—
Adjustment for interest rate swaps(b)	(158)	314	2,799	2,957
Accounting for business combinations(c)	—	—	1,145	1,145
Accounting for income taxes(d)	—	—	(1,900)	(1,900)
Adjustment for accretion on subordinated notes(e)	(618)	—	(1,427)	(809)
Adjustment for amortization of subordinated notes issue costs(e)	36	—	84	48
Adjustment for amortization of debt financing costs(f)	84	—	182	98
Reclassification of conversion feature of subordinated notes outside shareholders’ equity(e)	—	—	16,269	16,269

Net Loss/ Shareholders’ Equity under Canadian GAAP	(12,118)	(12,592)	84,151	87,416
Other comprehensive income (loss)(g)	—	—	56	(589)

Net Loss/ Shareholders’ Equity under Canadian GAAP	$(12,118)	$(12,592)	$84,207	$86,827

Basic and Diluted Loss per Common Share under Canadian GAAP	$(0.13)	$(0.28)

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

      Reconciliation of movement in Shareholders’ Equity under Canadian GAAP:

	June 30,	March 31,
	2004	2004

	(Amounts in thousands)
Balance at beginning of the year	$86,827	$74,717
Increase in common stock	10,651	117,894
Decrease in Series A preferred shares	—	(32,519)
Increase in contributed surplus	—	20,528
Deconsolidation of CineGroupe’s net deficiency in equity	—	2,333
Dividends paid on Series A preferred shares	—	(387)
Accretion on Series A preferred shares(h)	—	(1,127)
Net loss under Canadian GAAP	(12,118)	(94,172)
Adjustment to cumulative translation adjustments account(g)	(1,153)	(440)

Balance at end of the year	$84,207	$86,827

(a)	Accounting for Capitalized Pre-Operating Period Costs — One-Hour Series Business

      Under U.S. GAAP, all start-up costs are to be expensed as incurred. Under Canadian GAAP, the Company deferred certain pre-operating costs related to the launch of the television one-hour series business amounting to $3.0 million. This amount was being amortized over five years commencing in the year ended March 31, 2000 and was fully amortized at March 31, 2004.

(b)	Interest Swap Mark-to-Market

      Under U.S. GAAP, the interest rate swaps do not meet the criteria of effective hedges and therefore the fair valuation gain of $1.6 million for the three months ended June 30, 2004 (2003 — loss of $0.3 million) on the Company’s interest swap and the fair valuation gain of $0.5 million for the three months ended June 30, 2004 (2003 — nil) on a subsidiary company’s interest swap are recorded in the consolidated statement of operations.

      Under Canadian GAAP, the interest rate swaps were determined to be effective hedges under Canadian Institute of Chartered Accountants (“CICA”) Section 3860, “Financial Instruments — Disclosure and Presentation”, and no fair valuation adjustments were recorded. In December 2001, the CICA released Accounting Guideline (“AcG-13”), “Hedging Relationships”, to be applied by companies for periods beginning on or after July 1, 2003. The standard establishes criteria to identify, designate, document and determine the effectiveness of hedging relationships, for the purpose of applying hedge accounting and provides guidance on the discontinuance of hedge accounting. Under Canadian GAAP the Company has adopted AcG-13 effective April 1, 2004 and determined the interest swaps do not meet the criteria of effective hedges and therefore the fair valuation gain of $1.6 million for the three months ended June 30, 2004 (2003 — nil) on the Company’s interest swap and the fair valuation gain of $0.5 million for the three months ended June 30, 2004 (2003 — nil) on a subsidiary company’s interest swap are recorded in the consolidated statement of operations.

      The transitional provisions of AcG-13 provide that when an entity terminates its designation of a hedging relationship or a hedging relationships ceases to be effective, hedge accounting is not applied to gains, losses, revenues or expenses arising subsequently. However, the hedge accounting applied to the hedging relationship in prior periods is not reversed. Any gains, losses, revenues or expenses deferred previously as a result of applying hedge accounting continue to be carried forward for subsequent recognition in income in the same period as the corresponding gains, losses, revenues or expenses associated with the hedged item. Accordingly,

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

under Canadian GAAP at April 1, 2004 the Company recorded the fair values of the interest rate swaps totaling $3.0 million on the consolidated balance sheet and recorded the off-setting entry to deferred assets which are being amortized straight-line to interest expense over the terms of the interest rate swaps. This results in an additional interest expense for the three months ended June 30, 2004 of $0.2 million (2003 — nil).

(c)	Accounting for Business Combinations

      Under U.S. GAAP, costs related to the acquiring company must be expensed as incurred. Under Canadian GAAP, prior to January 1, 2001, costs related to restructuring activities of an acquiring company were considered in the purchase price allocation. In fiscal 2001, the Company included $1.4 million of such costs in the purchase price for an acquired company under Canadian GAAP. The amount is presented net of income taxes of $0.3 million.

(d)	Accounting for Income Taxes

      SFAS 109 requires deferred tax assets and liabilities be recognized for temporary differences, other than non-deductible goodwill, arising in a business combination. In the year ended March 31, 2000, under U.S. GAAP, goodwill was increased to reflect the additional deferred tax liability resulting from temporary differences arising on the acquisition of Lions Gate Studios in fiscal 1999. Under Canadian GAAP, the Company recorded a charge to retained earnings when the deferred tax liability was established upon adoption of the applicable accounting standard in 2001; accordingly, there is a difference in the carrying amount of goodwill arising in the business combination of $1.9 million as at June 30, 2004 (March 31, 2004 — $1.9 million).

(e)	Reclassification of Conversion Feature of Subordinated Notes, Accretion on Subordinated Notes and Amortization of Note Issue Costs

      Under U.S. GAAP, the conversion feature of the Notes, as explained in note 7, is not accounted for separately. Under Canadian GAAP, the conversion feature of the Notes is valued at $16.3 million, net of placement agents’ fees and offering expenses of $1.0 million and, accordingly, shareholders’ equity is increased by $16.3 million.

      Under U.S. GAAP the principal amount and the carrying amount of the Notes are the same and therefore no accretion is required whereas, under Canadian GAAP, the difference between the principal amount of $60.0 million and the original net carrying amount of $42.7 million is being accreted on a straight-line basis over seven years as a charge to interest.

      Under U.S. GAAP all of the placement agents’ fees and offering expenses are capitalized and amortized over seven years as a charge to interest expense whereas, under Canadian GAAP, the placement agents’ fees and offering expenses have been allocated to the conversion feature and to debt. The portion allocated to debt is being amortized on a straight-line basis over seven years, as a charge to interest expense.

(f)	Accounting for Amortization of Debt Financing Costs

      Under U.S. GAAP, capitalized debt financing in the amount of $4.3 million allocated to the Company’s term loan is being amortized using the effective interest method over the term of the loan as a charge to interest expense whereas, under Canadian GAAP, the same amount is being amortized on a straight-line basis over the term of the loan.

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(g)	Comprehensive Loss

      Comprehensive loss consists of net income (loss) and other gains and losses affecting shareholders’ equity that, under U.S. GAAP are excluded from the determination of net loss. Under U.S. GAAP, comprehensive loss includes cumulative translation adjustments, unrealized gains on foreign exchange contracts and unrealized losses on investments available for sale based on the market price of the shares at June 30, 2004. Under Canadian GAAP, cumulative translation adjustments are included in shareholders’ equity and unrealized gains or losses on foreign exchange contracts are not recorded.

(h)	Accretion on Series A Preferred Shares

      Under U.S. GAAP, the difference between the initial carrying value and the redemption price was being accreted using the effective interest method over five years whereas, under Canadian GAAP, the difference was being accreted as a charge to accumulated deficit on a straight-line basis over five years. During the year ended March 31, 2004, all preferred shares were repurchased or converted to common shares and therefore from April 1, 2004, no accretion charge is recorded.

(i)	Accounting for Stock Based Compensation

      The Company has elected to use the intrinsic value method in accounting for stock based compensation. In accordance with CICA Section 3870, the following pro forma disclosures are provided about the costs of stock based compensation awards using the fair value method.

      The weighted average estimated fair value of each stock option granted in the three months ended June 30, 2004 was nil (2003 — $0.47). The total stock compensation expense for disclosure purposes for the three months ended June 30, 2004, based on the fair value of the stock options granted, would be $0.2 million (2003 — $0.1 million). This disclosure is prospective and therefore does not include the fair value of stock options granted prior to April 1, 2002.

      For disclosure purposes the fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for stock options granted: a dividend yield of 0%, expected volatility of 30% (2003 — 30%), risk-free interest rate of 3.8% (2003 — 2.6%) and expected life of five years.

	Three Months	Three Months
	Ended	Ended
	June 30, 2004	June 30, 2003

	(Amounts in thousands, except
	per share amounts)
The resulting pro forma basic loss per common share is calculated as follows:
Numerator:
Net loss available to common shareholders under Canadian GAAP	$(12,118)	$(13,187)
Add: stock compensation expense calculated using intrinsic value method	—	—
Less: stock compensation expense calculated using fair value method	(217)	(76)

Adjusted net loss available to common shareholders	$(12,335)	$(13,263)

Denominator:
Weighted average common shares outstanding (thousands)	94,921	46,918

Adjusted basic and diluted loss per common share	$(0.13)	$(0.28)

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(j)	Loss Per Share

      Basic loss per share under Canadian GAAP is calculated as follows:

	Three Months	Three Months
	Ended	Ended
	June 30, 2004	June 30, 2003

	(Amounts in thousands, except
	per share amounts)
Numerator:
Net loss	$(12,118)	$(12,592)
Less:
Dividends on Series A preferred shares	—	(127)
Accretion on Series A preferred shares	—	(468)

Net loss available to common shareholders	$(12,118)	$(13,187)

Denominator:
Weighted average common shares outstanding (thousands)	94,921	46,918

Basic and diluted loss per share	$(0.13)	$(0.28)

(k)	Consolidated Financial Statements

      On July 10, 2001, as a condition of a $9.2 million equity financing with a third party, CinéGroupe’s Shareholders’ Agreement was amended to allow for certain participatory super-majority rights to be granted to the shareholders. Therefore, under U.S. GAAP, the Company was precluded from consolidating CinéGroupe and accounted for its 29.4% ownership of CinéGroupe, commencing April 1, 2001, using the equity method. Under Canadian GAAP, CinéGroupe was consolidated. For the three months ended June 30, 2003 there is no impact on net income under Canadian GAAP. In December 2003, the Company evaluated its investment in CinéGroupe as CinéGroupe was unable to meet its financial obligations in the ordinary course of business and sought protection under the Companies Creditors Arrangement Act (“CCAA”). Under U.S. GAAP the Company wrote down its equity investment in CinéGroupe to nil at December 31, 2003. On January 1, 2004, the Company determined that as a result of the CCAA filing it no longer had the ability to control or to significantly influence CinéGroupe. Under Canadian GAAP, effective January 1, 2004, the Company deconsolidated the assets and liabilities of CinéGroupe. At June 30, 2004 and March 31, 2004, CinéGroupe is being accounted for using the cost method and the investment had been written down to nil under U.S. and Canadian GAAP and therefore there are no differences on the consolidated balance sheet at March 31, 2004 and June 30, 2004.

      Accounting for CinéGroupe using the consolidation method for the period April 1, 2003 to June 30, 2003 under Canadian GAAP would increase the unaudited condensed consolidated statements of operations items to the following amounts:

Three Months
Ended
June 30, 2003

(Amounts in
thousands)
Revenues	$53,745
Direct operating expenses	$23,162
Distribution and marketing expenses	$33,625
General and administration expenses	$7,164

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.	Consolidating Financial Information

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

      The following tables present condensed consolidating financial information as of June 30, 2004 and March 31, 2004 and for the three months ended June 30, 2004, and 2003 for (1) the Company, on a stand-alone basis, (2) the Issuer, on a stand-alone basis, (3) the non-guarantor subsidiaries of the Company (including the subsidiaries of the Issuer) on a combined basis (collectively, the “Other Subsidiaries”) and (4) the Company on a consolidated basis.

	As of June 30, 2004

	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated

	(Amounts in thousands)
BALANCE SHEET
Assets
Cash and cash equivalents	$4,365	$—	$17,694	$—	$22,059
Accounts receivable, net	245	—	103,272	—	103,517
Investment in films and television programs	—	—	394,510	—	394,510
Property and equipment	75	248	28,259	—	28,582
Goodwill	—	—	166,320	—	166,320
Other assets	107	14,520	7,999	—	22,626
Investment in subsidiaries	215,930	214,407	—	(430,337)	—
Future income taxes	1,793	—	(1,793)	—	—

	$222,515	$229,175	$716,261	$(430,337)	$737,614

Liabilities and Shareholders’ Equity (Deficiency)
Bank loans	$—	$290,000	$1,871	$—	$291,871
Accounts payable and accrued liabilities	2,516	6,814	102,859	—	112,189
Film obligations	—	—	137,481	—	137,481
Subordinated notes	—	60,000	5,000	—	65,000
Mortgages payable	—	—	18,473	—	18,473
Deferred revenue	—	—	45,593	—	45,593
Minority interest	—	—	8	—	8
Intercompany payables (receivables)	(109,260)	(95,785)	220,625	(15,580)	—
Intercompany equity	262,260	93,217	306,545	(662,022)	—
Shareholders’ equity (deficiency)	66,999	(125,071)	(122,194)	247,265	66,999

	$222,515	$229,175	$716,261	$(430,337)	$737,614

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months Ended June 30, 2004

	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated

	(Amounts in thousands)
STATEMENT OF OPERATIONS
Revenues	$120	$—	$188,751	$(147)	$188,724
Expenses:
Direct operating	—	—	80,810	—	80,810
Distribution and marketing	—	—	98,066	—	98,066
General and administration	1,467	7,628	8,179	(147)	17,127
Depreciation	11	31	633	—	675

Total expenses	1,478	7,659	187,688	(147)	196,678

Operating Income (Loss)	(1,358)	(7,659)	1,063	—	(7,954)

Other Expenses (Income):
Interest	21	4,899	504	—	5,424
Interest rate swaps mark-to-market	—	(1,591)	(469)	—	(2,060)
Minority interests	—	—	(123)	—	(123)

Total other expenses (income)	21	3,308	(88)	—	3,241

Income (Loss) Before Equity Interests and Income Taxes	(1,379)	(10,967)	1,151	—	(11,195)
Equity interests	(10,083)	(113)	—	10,196	—

Income (Loss) Before Income Taxes	(11,462)	(11,080)	1,151	10,196	(11,195)
Income tax provision	—	(241)	(26)	—	(267)

Net Income (Loss)	$(11,462)	$(11,321)	$1,125	$10,196	$(11,462)

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months Ended June 30, 2004

	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated

	(Amounts in thousands)
STATEMENT OF CASH FLOWS
Net cash flows provided by (used in) operating activities	$(3,513)	$35,184	$7,736	$—	$39,407

Financing activities:
Issuance of common stock	10,651	—	—	—	10,651
Financing fees paid	—	(346)	—	—	(346)
Increase (decrease) in bank loans	—	(34,700)	415	—	(34,285)
Decrease in mortgages payable	—	—	(241)	—	(241)

Net cash flows provided by (used in) financing activities	10,651	(35,046)	174	—	(24,221)

Investing activities:
Purchase of property and equipment	—	(45)	—	—	(45)

Net cash flows used in investing activities	—	(45)	—	—	(45)

Net change in cash and cash equivalents	7,138	93	7,910	—	15,141
Foreign exchange effect on cash	(3,778)	(84)	3,691	—	(171)
Cash and cash equivalents — beginning of period	1,005	(9)	6,093	—	7,089

Cash and cash equivalents — end of period	$4,365	$—	$17,694	$—	$22,059

	Three Months Ended June 30, 2004

	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated

	(Amounts in thousands)
RECONCILIATION OF NET INCOME (LOSS) TO CANADIAN GAAP As reported under U.S. GAAP	$(11,462)	$(11,321)	$1,125	$10,196	$(11,462)
Interest rate swaps mark-to-market	(158)	(123)	(35)	158	(158)
Adjustment for accretion on subordinated notes	(618)	(618)	—	618	(618)
Adjustment for amortization of subordinated notes issue costs	36	36	—	(36)	36
Adjustment for amortization of debt financing costs	84	84	—	(84)	84

Net income (loss) under Canadian GAAP	$(12,118)	$(11,942)	$1,090	$10,852	$(12,118)

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	As Of June 30, 2004

	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated

	(Amounts in thousands)
RECONCILIATION OF SHAREHOLDERS’ EQUITY (DEFICIENCY) TO CANADIAN GAAP
As reported under U.S. GAAP	$66,999	$(125,071)	$(122,194)	$247,265	$66,999
Interest rate swaps mark-to-market	2,799	2,207	592	(2,799)	2,799
Accounting for business combinations	1,145	—	1,145	(1,145)	1,145
Accounting for income taxes	(1,900)	—	—	—	(1,900)
Adjustment for accretion on subordinated notes	(1,427)	(1,427)	—	1,427	(1,427)
Adjustment for amortization of subordinated notes issue costs	84	84	—	(84)	84
Adjustment for amortization of debt financing costs	182	182	—	(182)	182
Reclassification of conversion feature of subordinated notes outside shareholders’ equity	16,269	—	—	—	16,269
Other comprehensive income (loss)	56	56	56	(112)	56

Shareholders’ equity (deficiency) under Canadian GAAP	$84,207	$(123,969)	$(120,401)	$244,370	$84,207

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	As of March 31, 2004

	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated

	(Amounts in thousands)
BALANCE SHEET
Assets
Cash and cash equivalents	$1,005	$(9)	$6,093	$—	$7,089
Accounts receivable, net	180	75	128,990	—	129,245
Investment in films and television programs	—	—	406,170	—	406,170
Property and equipment	87	236	29,338	—	29,661
Goodwill	—	—	166,804	—	166,804
Other assets	141	14,246	9,327	—	23,714
Investment in subsidiaries	226,690	215,109	—	(441,799)	—
Future income taxes	1,824	—	(1,824)	—	—

	$229,927	$229,657	$744,898	$(441,799)	$762,683

Liabilities and Shareholders’ Equity (Deficiency)
Bank loans	$—	$324,700	$1,474	$—	$326,174
Accounts payable and accrued liabilities	1,184	8,850	119,691	—	129,725
Film obligations	—	—	114,068	—	114,068
Subordinated notes			60,000	5,000	65,000
Mortgages payable	—	—	19,041	—	19,041
Deferred revenue	—	—	38,932	—	38,932
Minority interest	—	—	135	—	135
Intercompany payables (receivables)	(103,125)	(144,035)	262,738	(15,578)	—
Intercompany equity	262,260	93,217	306,545	(662,022)	—
Shareholders’ equity (deficiency)	69,608	(113,075)	(122,726)	235,801	69,608

	$229,927	$229,657	$744,898	$(441,799)	$762,683

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	As Of March 31, 2004

	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated

	(Amounts in thousands)
RECONCILIATION OF SHAREHOLDERS’ EQUITY (DEFICIENCY) TO CANADIAN GAAP
As reported under U.S. GAAP	$69,608	$(113,075)	$(122,726)	$235,801	$69,608
Interest rate swaps mark-to-market	2,957	2,957	(2,957)	2,957
Accounting for business combinations	1,145	—	1,145	(1,145)	1,145
Accounting for income taxes	(1,900)	—	(1,900)	1,900	(1,900)
Adjustment for accretion on subordinated notes	(809)	(809)	—	809	(809)
Adjustment for amortization of subordinated notes issue costs	48	48	—	(48)	48
Adjustment for amortization of debt financing costs	98	98	—	(98)	98
Reclassification of conversion feature of subordinated notes outside shareholders’ equity			16,269	—	16,269
Other comprehensive loss	(589)	(589)	(589)	1,178	(589)

Shareholders’ equity (deficiency) under Canadian GAAP	$86,827	$(111,370)	$(124,070)	$235,440	$86,827

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months Ended June 30, 2003

	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated

	(Amounts in thousands)
STATEMENT OF OPERATIONS
Revenues	$351	$—	$53,127	$(143)	$53,335
Expenses:
Direct operating	—	—	22,456	—	22,456
Distribution and marketing	—	—	33,612	—	33,612
General and administration	593	2,065	3,793	(143)	6,308
Depreciation	52	139	351	—	542

Total expenses	645	2,204	60,212	(143)	62,918

Operating Loss	(294)	(2,204)	(7,085)	—	(9,583)

Other Expenses:
Interest	23	1,181	856	—	2,060
Interest rate swaps mark-to-market	—	314	—	—	314

Total other expenses	23	1,495	856	—	2,374

Loss Before Equity Interests and Income Taxes	(317)	(3,699)	(7,941)	—	(11,957)
Equity interests	(12,435)	(8,502)	(655)	20,937	(655)

Loss Before Income Taxes	(12,752)	(12,201)	(8,596)	20,937	(12,612)
Income tax provision	—	—	(140)	—	(140)

Net Loss	$(12,752)	$(12,201)	$(8,736)	$20,937	$(12,752)

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months Ended June 30, 2003

	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated

	(Amounts in thousands)
STATEMENT OF CASH FLOWS
Net cash flows provided by (used in) operating activities	$(19,239)	$11,920	$5,391	$—	$(1,928)

Financing activities:
Issuance of common stock	30,219	—	—	—	30,219
Redemption of Series A preferred shares	(18,090)	—	—	—	(18,090)
Increase (decrease) in bank loans	5,149	(12,000)	—	—	(6,851)
Decrease in mortgages payable	—	—	(241)	—	(241)

Net cash flows provided by (used in) financing activities	17,278	(12,000)	(241)	—	5,307

Investing activities:
Purchase of property and equipment	—	(33)	(58)	—	(91)

Net cash flows used in investing activities	—	(33)	(58)	—	(91)

Net change in cash and cash equivalents	(1,961)	(113)	5,092	—	3,018
Foreign exchange effect on cash	5,660	207	(4,710)	—	1,157
Cash and cash equivalents — beginning of period	(126)	1,706	5,271	—	6,851

Cash and cash equivalents — end of period	$3,573	$1,800	$5,653	$—	$11,026

	Three Months Ended June 30, 2003

	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated

	(Amounts in thousands)
RECONCILIATION OF NET LOSS TO CANADIAN GAAP
As reported under U.S. GAAP	$(12,752)	$(12,201)	$(8,736)	$20,937	$(12,752)
Adjustment for capitalized pre-operating costs	(154)	(154)	(154)	308	(154)
Interest swap mark-to-market	314	314	—	(314)	314

Net loss under Canadian GAAP	$(12,592)	$(12,041)	$(8,890)	$20,931	$(12,592)

17.	Subsequent Event

      In July 2004, the Company determined that it would close the production office of Termite Art, a division of the television segment, which is expected to result in a reduction of non-fiction programming hours. In addition, we entered into an agreement with a company owned by an employee to earn fees from non-fiction programs produced by that company. These transactions are not expected to have a significant impact on the financial results of the Company.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

      We are an independent producer and distributor of film and television entertainment content. We release approximately 15 motion pictures theatrically per year. Our theatrical releases include films we produce in-house and films we acquire from third parties. We also have produced approximately 150 hours of television programming on average each of the last four years. We anticipate a decrease in the number of hours produced in the current fiscal year as we focus on owned content non-fiction programming and less on “work for hire” non-fiction programming. Our disciplined approach to production, acquisition and distribution is designed to maximize our profit by balancing our financial risks against the probability of commercial success of each project. We distribute our library of approximately 6,200 motion picture titles and 1,800 television episodes directly to retailers, video rental stores, pay and free television channels and indirectly to international markets through third parties. Our rights to titles in our library vary; in some cases we have only the right to distribute titles for a limited term. We also own an interest in CinemaNow, an internet video-on-demand provider, and own and operate a film and television production studio. On December 15, 2003, we completed our acquisition of Artisan Entertainment Inc., or Artisan, which added a diversified motion picture, family and home entertainment company to our company. The fully integrated distribution network we acquired from Artisan includes direct-to-store distribution capabilities and expanded output capabilities with pay television and pay-per-view providers. Our unaudited condensed consolidated statement of operations for the three months ended June 30, 2004 includes the results of the Company on a consolidated basis including Artisan and our unaudited condensed consolidated statement of operations for the three months ended June 30, 2003 does not include Artisan.

      Our revenues are derived from the following business segments:

•	Motion Pictures, which includes Theatrical, Home Entertainment, Television and International Distribution. Theatrical revenues are derived from the domestic theatrical release of motion pictures in North America. Home entertainment revenues are derived from the sale of video and DVD releases of our own productions and acquired films, including theatrical releases and direct-to-video releases. Television revenues are primarily derived from the licensing of our productions and acquired films to the domestic cable, free and pay television markets. International revenues are derived from the licensing of our productions and acquired films to international markets on a territory-by-territory basis.

•	Television, which includes the licensing to domestic and international markets of one-hour drama series, television movies and mini-series and non-fiction programming.

•	Studio Facilities, which includes Lions Gate Studios and the leased facility Eagle Creek Studios, which derive revenue from rental of sound stages, production offices, construction mills, storage facilities and lighting equipment to film and television producers.

      Our primary operating expenses include the following:

•	Direct Operating Expenses, which primarily includes amortization of film and television production or acquisition costs, participation and residual expenses.

•	Distribution and Marketing Expenses, which primarily include the costs of theatrical “prints and advertising” and of video and DVD duplication and marketing.

•	General and Administration Expenses, which include salaries and other overhead.

Recent Developments

      U.S. Generally Accepted Accounting Principles (“GAAP”). On March 29, 2004, the new British Columbia Business Corporations Act came into force, which allows us to prepare our financial statements either under Canadian or U.S. GAAP. We have elected to prepare financial statements under U.S. GAAP commencing April 1, 2004. Therefore, these consolidated financial statements have been prepared in accordance with U.S. GAAP and amounts previously reported under Canadian GAAP have been restated under U.S. GAAP. Under U.S. GAAP, we applied the equity method of accounting to CinéGroupe Corporation (“CinéGroupe”) until January 1, 2004 and under Canadian GAAP we consolidated CinéGroupe until January 1, 2004. Effective January 1, 2004, for both Canadian and U.S. GAAP we accounted for CinéGroupe (which has been written down to zero) under the cost method since we no longer had the ability to significantly influence CinéGroupe. We must disclose and quantify material differences with Canadian GAAP in our interim and annual financial statements for the next two fiscal years from April 1, 2004. The differences for the quarter ended June 30, 2004 are described in note 15 of our accompanying consolidated financial statements.

      Exercise of Warrants. During the three months ended June 30, 2004, 1,785,050 warrants were exercised and 1,785,050 common shares were issued. The Company received $8.9 million of proceeds.

      CinemaNow. In July 2004, we purchased $0.2 million Series D Convertible Preferred Shares as part of an $11 million round of financing secured by CinemaNow. The round of financing decreased our voting and economic interests from approximately 54% to 30%.

      Non-fiction programming. In July 2004, we determined that we will close the production office of Termite Art, a division of the television segment, which is expected to result in a reduction of non-fiction programming hours. In addition, we entered into an agreement with a company owned by an employee to earn fees from non-fiction programs produced by that company.

Critical Accounting Policies

The application of the following accounting policies, which are important to our financial position and results of operations, requires significant judgments and estimates on the part of management. For a summary of all of our accounting policies, including the accounting policies discussed below, see note 2 to our March 31, 2004 audited consolidated financial statements in our Annual Report on Form 10-K for the year then ended. The accounting policies in note 2 are in accordance with Canadian GAAP, which conforms to U.S. GAAP, except as described in note 20 of the notes to the consolidated financial statements in our Annual Report on Form 10-K for the year ended March 31, 2004.

      Generally Accepted Accounting Principles. As described above, effective April 1, 2004, we elected to prepare our financial statements under U.S. GAAP, which were previously prepared under Canadian GAAP. Therefore, our consolidated financial statements have been prepared in accordance with U.S. GAAP, which conforms, in all material respects, with Canadian GAAP, except as described in the notes to the financial statements.

      Accounting for Films and Television Programs. We capitalize costs of production and acquisition, including financing costs and production overhead, to investment in films and television programs. These costs are amortized to direct operating expenses in accordance with Statement of Position 00-2 “Accounting by Producers or Distributors of Films” (“SoP 00-2”). These costs are stated at the lower of unamortized films or television program costs or estimated fair value. These costs for an individual film or television program are amortized and participation and residual costs are accrued in the proportion that current year’s revenues bear to management’s estimates of the ultimate revenue at the beginning of the year expected to be recognized from exploitation, exhibition or sale of such film or television program over a period not to exceed ten years from the date of initial release. For previously released film or television programs acquired as part of a library, ultimate revenue includes estimates over a period not to exceed twenty years from the date of acquisition. Management regularly reviews and revises when necessary, its ultimate revenue and cost estimates, which may result in a change in the rate of amortization of film costs and participations and residuals and/or write-down of all or a portion of the unamortized costs of the film or television program to its estimated fair value. No assurance can be given that unfavorable changes to revenue and cost estimates will not occur, which may result in significant write-downs affecting our results of operations and financial condition.

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

      Reserves. Revenues are recorded net of estimated returns and other allowances. We estimate accruals for video returns and other allowances in the consolidated financial statements based on previous returns and our estimated expected future returns related to current period sales and our allowances history on a title-by-title basis in each of the video businesses. There may be differences between actual returns and allowances and our historical experience. We estimate provisions for accounts receivable based on historical experience and relevant facts and information regarding the collectability of the accounts receivable.

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

      Goodwill. Goodwill is assessed for impairment at least annually within each fiscal year or if an event occurs or circumstances change that more-likely-than-not reduce the fair value of a reporting unit below its carrying value. The Company completed its annual impairment tests as required under SFAS 142 and CICA 3062, with the most recent test completed at December 31, 2003. No events have occurred or circumstances changed subsequent to December 31, 2003, that would cause the Company to perform an interim impairment test. Determining the fair value of reporting units requires various assumptions and estimates.

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

Results of Operations

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

      Consolidated revenues this quarter of $188.7 million increased $135.4 million, or 254.0%, compared to $53.3 million in the prior year’s quarter.

      Motion pictures revenue of $159.1 million this quarter increased $117.1 million, or 278.8%, compared to $42.0 million in the prior year’s quarter due to significant releases during the quarter and revenues generated by Artisan titles. Theatrical revenue of $36.1 million this quarter increased $26.1 million, or 261.0%, compared to $10.0 million in the prior year’s quarter. Significant theatrical releases this quarter included Fahrenheit 9/11, The Punisher and Godsend. Significant theatrical releases in the prior year’s quarter included House of 1000 Corpses and Confidence. Video revenue of $75.4 million this quarter increased $51.6 million, or 216.8%, compared to $23.8 million in the prior year’s quarter. Significant video releases this quarter included new releases The Cooler, Girl With a Pearl Earring, Saved By the Bell and Step Into Liquid and repromotions of King of New York and Angel Heart. Previously released titles such as Cabin Fever, Reservoir Dogs, Wonderland and House of The Dead also continue to generate significant video revenues. Significant video releases in the prior year’s quarter included Secretary and Cube 2. International revenue of $40.7 million this quarter increased $34.6 million, or 567.2%, compared to $6.1 in the prior year’s quarter. Significant international sales this quarter include The Punisher, Godsend and Prince and Me. Television revenue from motion pictures of $6.9 million this quarter increased $5.2 million, or 305.9%, compared to $1.7 million in the prior year’s quarter. Significant television license fees this quarter included House of 1000 Corpses.

      Television production revenue of $28.6 million this quarter increased by $18.9 million, or 194.8%, from $9.7 million in the prior year’s quarter. This quarter, 9 hours of one-hour drama series were delivered contributing revenue of $11.9 million and international and other revenue on one-hour drama series was $8.1 million. Also this quarter, television movies contributed revenue of $6.2 million, video releases of television product contributed revenue of $1.5 million and non-fiction programming contributed revenue of $0.9 million. In the prior year’s quarter, 2 hours of one-hour drama series were delivered for revenue of $2.0 million and international and other revenue on one-hour drama series was $1.3 million, television movies contributed revenue of $3.2 million, video releases of television product contributed $1.4 million and non-fiction programming contributed revenue of $1.3 million. Domestic deliveries of one-hour drama series this quarter included 5 Days to Midnight and Dead Zone. Television movies this quarter included Infidelity and Brave New Girl. 15 hours of non-fiction programming were delivered during the quarter compared to 19 hours in the prior year’s quarter.

      Studio facilities revenue of $1.0 million this quarter decreased $0.7 million, or 41.2%, compared to $1.7 million in the prior year’s quarter due primarily to a decrease in occupancy rates quarter over quarter. We anticipated a continued decrease in revenues for the remainder of fiscal 2005, compared to fiscal 2004, due to a decrease in occupancy rates.

      Direct operating expenses primarily include amortization of film and television production or acquisition costs, participation and residual expenses. Direct operating expenses of $80.8 million for the quarter were 42.8% of revenue, compared to direct operating expenses of $22.5 million, which were 42.2% of revenue in the prior year’s quarter. Direct operating expenses as a percentage of revenue for the motion pictures and television segment were fairly constant quarter over quarter.

      Distribution and marketing expenses of $98.1 million increased $64.5 million, or 192.0%, compared to $33.6 million in the prior year’s quarter due to significant releases during the quarter and to costs associated with revenues generated by Artisan titles. Theatrical prints and advertising (“P&A”) this quarter of $54.9 million increased $32.6 million, or 146.2%, compared to $22.3 million in the prior year’s quarter. Theatrical P&A this quarter included significant expenditures on the release of titles such as Godsend, The Punisher and Fahrenheit 9/11, as well as pre-release expenditure on Open Water and The Cookout. Video distribution and marketing costs on motion picture and television product this quarter of $42.2 million increased $32.6 million, or 339.6%, compared to $9.6 million in the prior year’s quarter due to an increase in marketing and duplication costs related to the increase in video revenues generated during the quarter, primarily due to the release of The Cooler, Girl With a Pearl Earring, Saved By the Bell and Step Into Liquid.

      General and administration expenses of $17.1 million this quarter increased $10.8 million, or 171.4%, compared to $6.3 million in the prior year’s quarter primarily due to the an increase in salaries and benefits, professional fees and office costs as a result of the increase in the number of employees and volume of operations due to the acquisition of Artisan in December 2003. Salaries and benefits also increased as a result of stock-price bonuses due under employment contracts and stock compensation expense related to share appreciation rights. In the current quarter, $0.6 million of production overhead was capitalized compared to $0.7 million in the prior year’s quarter.

      Depreciation and amortization of $0.7 million this quarter increased $0.2 million, or 40.0%, from $0.5 million in the prior year’s quarter due primarily to the addition of $2.7 million of property and equipment as a result of the purchase of Artisan in December 2003.

      Interest expense of $5.4 million this quarter increased $3.3 million, or 157.1%, from $2.1 million in the prior year’s quarter primarily due to an increase in the credit facility balance to finance the acquisition of Artisan in December 2003, interest on the Subordinated Notes from December 2003, interest on promissory notes and advances acquired as part of the acquisition of Artisan and increased deferred financing fees on the amended credit facility and the Subordinated Notes. Interest expense was partially offset by interest capitalized to production costs of $0.2 million this quarter and $0.3 million in the prior year’s quarter.

      Interest rate swaps do not meet the criteria of effective hedges and therefore a fair valuation gain of $2.1 million was recorded this quarter and a fair valuation loss of $0.3 million was recorded in the prior year’s quarter. This quarter includes interest rate swaps with a notional amount of $100 million and CDN$20 million and the prior year’s quarter includes only the interest rate swap with a notional amount of $100 million.

      Equity interests of $0.7 million in the prior year’s quarter include $0.1 million equity interest in Christal which consists of 75% of the net income of Christal, and $0.2 million equity interest in the loss of CinemaNow which consists of approximately 55% of the losses of CinemaNow and $0.4 million equity interest in the loss of CinéGroupe which consists of approximately 29% of the losses of CinéGroupe. Effective March 31, 2004, Christal was consolidated under U.S. GAAP. During the prior year’s quarter, we recorded our share of the losses of CinemaNow up to the $0.4 million investment and at June 30, 2003, the investment in CinemaNow was nil. At December 31, 2003, we evaluated our investment in CinéGroupe and wrote our investment down to nil, as CinéGroupe was unable to meet its financial obligations and had sought protection under the Companies Creditors Arrangement Act.

      Net loss for the three months ended June 30, 2004 was $11.5 million, or loss per share of $0.12 on 94.9 million weighted average shares outstanding. This compares to net loss for the three months ended June 30, 2003 of $12.8 million or loss per share of $0.28 on 46.9 million weighted average common shares outstanding (after giving effect to the Series A Preferred Share dividends and accretion on the Series A Preferred Shares). In February 2004, we exercised our right to convert all remaining preferred shares to common shares. Therefore, for the three months ended June 30, 2004, there are no Series A Preferred Share dividends and accretion on the Series A Preferred Shares.

      Under Canadian GAAP, the net loss for the three months ended June 30, 2004 was $12.1 million and for the three months ended June 30, 2003 was $12.6 million.

EBITDA

      EBITDA, defined as earnings before interest, interest rate swap mark-to-market, income tax provision, depreciation and minority interests of negative $7.3 million for the three months ended June 30, 2004 increased $2.4 million, or 24.7%, compared to EBITDA of negative $9.7 million for the three months ended June 30, 2003.

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

      The following table reconciles EBITDA to net loss:

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2004	2003

EBITDA, as defined	$(7,279)	$(9,696)
Depreciation	(675)	(542)
Interest	(5,424)	(2,060)
Interest rate swaps mark-to-market	2,060	(314)
Minority interests	123	—
Income tax provision	(267)	(140)

Net loss	$(11,462)	$(12,752)

      Refer to note 15 of the consolidated financial statements for reconciliation of net income (loss) reported under U.S. GAAP to net income (loss) reported under Canadian GAAP.

Liquidity and Capital Resources

      Our liquidity and capital resources are provided principally through cash generated from operations, issuance of common shares and debt instruments, including a $350 million credit facility with JP Morgan.

      Credit Facility. In December 2003, the Company and JP Morgan entered into an Amended and Restated Credit, Security, Guaranty and Pledge Agreement for a $350 million five-year secured credit facility consisting of a $200 million U.S. dollar-denominated revolving credit facility, a $15 million Canadian dollar-denominated revolving credit facility and a $135 million U.S. dollar-denominated term loan. At June 30, 2004, the Company had borrowed $290.0 million under the credit facility. The credit facility expires December 31, 2008 and bears interest in the case of revolving credit facility loans at 2.75% over the Adjusted LIBOR or the Canadian Bankers Acceptance rate, or 1.75% over the U.S. or Canadian prime rates and in the case of the term loan at 3.25% over the Adjusted LIBOR, or 2.25% over the U.S. prime rates. The principal amount of the term loan is payable in four annual installments of $20 million commencing in December 2004 and a fifth installment of $55 million payable December 2008. Once repaid, amounts constituting the term loan commitment may not be re-borrowed. The availability of funds under the credit facility is limited by the borrowing base, which is calculated on a monthly basis. The borrowing base assets at June 30, 2004 totaled $402.5 million (March 31, 2004 — $390.9 million). At June 30, 2004, the revolving credit facility had an average variable interest rate of 4.20% on principal of $155.0 million under the U.S. dollar credit facility, and an average variable interest rate of 4.84% on principal of $135.0 million under the term loan. The Company had not drawn on the Canadian dollar credit facility as of June 30, 2004. The Company is required to pay a monthly commitment fee of 0.50% on the total credit facility of $350.0 million less the amount drawn. Right, title and interest in and to all personal property of Lions Gate Entertainment Corp. and Lions Gate Entertainment Inc. is being pledged as security for the credit facility. The credit facility is senior to the Company’s film obligations, subordinated notes and mortgages payable. The credit facility restricts the Company from paying cash dividends on its common shares. The Company entered into a $100 million interest rate swap at an interest rate of 3.08%, commencing January 2003 and ending September 2005. The swap is in effect as long as three month LIBOR is less than 5.0%. Fair market value of the interest rate swap at June 30, 2004 is negative $0.7 million (March 31, 2004 — negative $2.3 million). The fair valuation gain for the three months ended June 30, 2004 is $1.6 million (2003 — loss of $0.3 million). On June 15, 2004, the Company amended its credit facility to change certain financial ratios and definitions. Our credit facility contains various covenants, including limitations on indebtedness, dividends, capital expenditures and overhead costs, and maintenance of certain financial ratios. There can be no assurances that we will remain in compliance with such covenants or other conditions under our credit facility in the future.

      Filmed Entertainment Backlog. Backlog represents the amount of future revenue not yet recorded from executed contracts for the licensing of films and television product for television exhibition and in international markets. Backlog at June 30, 2004 and at March 31, 2004 is approximately $86.4 million and $114.1 million, respectively. At March 31, 2004 backlog included significant international contracts on titles such as The Punisher, Godsend and The Prince and Me, some of which were recognized as revenue during the three months ended June 30, 2004.

      Cash Flows Provided by (Used in) Operating Activities. Cash flows provided by operating activities in the three months ended June 30, 2004 were $39.4 million compared to cash flows used in operating activities of $1.9 million in the three months ended June 30, 2003. This quarter cash flows from operations increased as a result of increased revenues, offset by increased operating expenses; accounts receivable decreased and film obligations increased, offset by an increase in investment in films and television programs and a decrease in accounts payable compared to the prior year’s quarter.

      Cash Flows Provided by (Used in) Financing Activities. Cash flows used in financing activities of $24.2 million in the three months ended June 30, 2004 were primarily due to the repayment of bank loans of $34.3 million, offset by the issuance of common stock mainly for the exercise of warrants of $10.7 million. Cash flows provided by financing activities of $5.0 million in the three months ended June 30, 2003 were primarily $30.2 million net proceeds from the issuance of common stock, offset by $18.1 million payment for the repurchase of Series A preferred shares and the repayment of bank loans of $6.9 million.

      Cash Flows Used in Investing Activities. Cash flows used in investing activities in the three months ended June 30, 2004 and 2003 consist of purchases of property and equipment and were not significant.

      Anticipated Cash Requirements. The nature of our business is such that significant initial expenditures are required to produce, acquire, distribute and market films and television programs, while revenues from these films and television programs are earned over an extended period of time after their completion or acquisition. As our operations grow, our financing requirements are expected to grow and management projects the continued use of cash in operating activities and, therefore, we are dependent on continued access to external sources of financing. We believe that cash flow from operations, cash on hand, credit facility availability and other production financing available will be adequate to meet known operational cash requirements for the foreseeable future, including the funding of future film and television production, film rights acquisitions and theatrical and video release schedules. We monitor our cash flow liquidity, availability, fixed charge coverage, capital base, film spending and leverage ratios with the long-term goal of maintaining our creditworthiness.

      Our current financing strategy is to fund operations and to leverage investment in films and television programs through our credit facility, single-purpose production financing, government incentive programs and foreign distribution commitments. In addition, we may acquire businesses or assets, including individual films or libraries, which are complementary to our business. Such a transaction could be financed through our cash flow from operations, credit facilities, equity or debt financing.

      Future annual repayments on debt and other obligations, initially incurred for a term of more than one year, as of June 30, 2004 are as follows:

	Year Ended March 31,

	2005	2006	2007	2008	2009	Thereafter	Total

	(Amounts in thousands)
Bank loans	$21,871	$20,000	$20,000	$20,000	$210,000	$—	$291,871
Film obligations — Film productions	13,278	4,471	—	—	—	—	17,749
Film obligations — Minimum guarantees initially incurred for a term of more than one year	1,373	5,513	8,120	4,161	—	—	19,167
Subordinated notes	—	5,000	—	—	—	60,000	65,000
Mortgages payable	1,111	2,468	974	1,805	12,115	—	18,473

	$37,633	$37,452	$29,094	$25,966	$222,115	$60,000	$412,260

      Debt and other obligations due during the nine months ended March 31, 2005 of $37.6 million consist primarily of a $20 million term loan on the JP Morgan credit facility due December 31, 2004, $13.3 million of film production obligations, $1.4 million of minimum guarantees initially incurred for a term of more than one year and $1.1 million of mortgages payable on the studio facility. Principal repayments due are expected to be paid through cash generated from operations or from the available borrowing capacity from our revolving credit facility or remaining term loan with JP Morgan.

      Commitments. The table below presents future commitments under contractual obligations at June 30, 2004 by expected maturity date.

	Year Ended March 31,

	2005	2006	2007	2008	2009	Thereafter	Total

	(Amounts in thousands)
Operating leases	$2,566	$2,758	$2,247	$2,128	$451	$—	$10,150
Employment and consulting contracts	10,646	10,646	6,304	3,055	1,054	—	21,059
Unconditional purchase obligations	25,414	5,733	—	—	—	—	31,147
Distribution and marketing commitments	39,768	—	—	—	—	—	39,768

	$78,394	$14,795	$5,302	$3,182	$451	$—	$102,124

      Unconditional purchase obligations relate to the purchase of film rights for future delivery and advances to producers. Amounts due during the nine months ended March 31, 2005 of $78.4 million are expected to be paid through cash generated from operations or from the available borrowing capacity from our revolving credit facility or remaining term loan with JP Morgan.

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

      Currency Rate Risk. We incur certain operating and production costs in foreign currencies and are subject to market risks resulting from fluctuations in foreign currency exchange rates. Our principal currency exposure is between Canadian and U.S. dollars, although this exposure has been significantly mitigated through the structuring of the revolving credit facility as a $15 million Canadian dollar-denominated credit facility and $200 million U.S. dollar-denominated credit facility. Each facility is borrowed and repaid in the respective country of origin in local currency. We also enter into forward foreign exchange contracts to hedge future production expenses denominated in Canadian dollars. These forward exchange contracts do not subject us to risk from exchange rate movements because gains and losses on the contracts offset losses and gains on the transactions being hedged. Gains and losses on the foreign exchange contracts are capitalized and recorded as production costs when the gains and losses are realized. As at June 30, 2004, the Company had contracts to sell US$5.8 million in exchange for CDN$7.7 million over a period of twenty weeks at a weighted average exchange rate of CDN$1.34. During the three months ended June 30, 2004, the Company completed foreign exchange contracts denominated in Canadian dollars. The net losses resulting from the completed contracts amounted to $0.2 million. Unrealized gains for the three months ended June 30, 2004 amounted to nil. These contracts are entered into with a major financial institution as counterparty. The Company is exposed to credit loss in the event of nonperformance by the counterparty, which is limited to the cost of replacing the contracts, at current market rates. The Company does not require collateral or other security to support these contracts. We currently intend to continue to enter into such contracts to hedge against future material foreign currency exchange rate risks.

      Interest Rate Risk. We are exposed to cash flow risk due to changes in market interest rates related to our outstanding debt. Our credit facilities, production loans and some of our debt bears interest on borrowings outstanding at various time intervals and at market rates based on either the Canadian prime rate or the U.S. prime rate, plus a margin ranging from — 0.14% to 1.75%. Our principal risk with respect to our debt is interest rate risk, to the extent not mitigated by interest rate swaps.

      The Company entered into a $100 million interest rate swap at an interest rate of 3.08%, commencing January 2003 and ending September 2005. The swap is in effect as long as three month LIBOR is less than 5.0%. This contract is entered into with a major financial institution as counterparty. The Company is exposed to credit loss in the event of nonperformance by the counterparty, which is limited to the cost of replacing the contract, at current market rates. The Company does not require collateral or other security to support this contract. Fair market value of the interest rate swap at June 30, 2004 is negative $0.7 million (March 31, 2004 — negative $2.3 million). The fair valuation gain for the three months ended June 30, 2004 is $1.6 million (2003 — loss of $0.3 million). A subsidiary of the Company entered into a CDN$20 million interest rate swap at a fixed interest rate of 5.62%, commencing September 2003 and ending September 2008. This contract is entered into with a major financial institution as counterparty. The subsidiary is exposed to credit loss in the event of nonperformance by the counterparty, which is limited to the cost of replacing the contract, at current market rates. The subsidiary does not require collateral or other security to support this contract. The subsidiary entered into the interest rate swap as a condition of its loan which states the interest rates under the facility are to be fixed either by way of a fixed rate term loan or by way of an interest rate swap. If the subsidiary had not entered into the interest rate swap it would have refinanced its debt at a fixed rate. Fair market value of the interest rate swap at June 30, 2004 is negative $0.2 million (March 31, 2004 — negative $0.6 million). The fair valuation gain for the three months ended June 30, 2004 is $0.5 million (2003 — nil).

      The table below presents principal debt repayments and related weighted average interest rates for our credit facilities and other debt obligations at June 30, 2004.

	Year Ended March 31,

	2005	2006	2007	2008	2009	Thereafter	Total

	(Amounts in thousands)
Bank loans:
Variable(1)	$20,000	$20,000	$20,000	$20,000	$210,000	$—	$290,000
Variable(2)	1,871	—	—	—	—	—	1,871
Film obligations:
Variable(3)	13,278	4,471	—	—	—	—	17,749
Subordinated notes:
Fixed(4)	—	—	—	—	—	60,000	60,000
Fixed(5)	—	5,000	—	—	—	—	5,000
Mortgages payable:
Fixed(6)	1,111	2,468	974	1,805	12,115	—	18,473

	$36,260	$31,939	$20,974	$21,805	$222,115	$60,000	$393,093

(1)	Term loan and revolving credit facility, which expires December 31, 2008. Average variable interest rate on principal of $155.0 million equal to U.S. prime plus 0.20% and average variable interest rate on principal of $135.0 million equal to U.S. prime plus 0.84%.

(2)	Operating line of credit available to a subsidiary. Average variable interest rate of Canadian prime plus 0.50%.

(3)	Film production obligations included in film obligations. Average variable interest rate on production loans equal to US prime plus 4.05%.

(4)	Subordinated notes with fixed interest rate equal to 4.875%.

(5)	Promissory notes with fixed interest rate equal to 7.5%.

(6)	Loans with property, buildings and equipment provided as collateral. Average fixed interest rate equal to 5.86%.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

      The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. As of June 30, 2004, the end of the period covered by this report, the company had carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures. Based on that evaluation, except as described below, our Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures were effective. The company reviews its disclosure controls and procedures on an on going basis and may from time to time make changes aimed at enhancing their effectiveness and to ensure that they evolve with the company’s business.

      As reported in Item 9A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2004, our independent auditors reported to our Audit Committee certain matters involving internal controls that our independent auditors considered to be reportable conditions under standards established by the American Institute of Certified Public Accountants. The reportable conditions generally related to the financial close process, including account analysis. We acquired Artisan on December 15, 2003. From the date of acquisition the Company began the process of integrating Artisan and converting our accounting systems to that of Artisan’s, both of which contributed to the conditions described above.

      With the completion of the acquisition of Artisan in December 2003 and much of the integration complete, management is actively working to address these matters and has already made significant improvements in the financial close process during its first quarter of fiscal 2005 resulting in a timely filing of our Form 10-Q for the three months ended June 30, 2004. The complete remediation of the reportable conditions will take some time as the many business and control processes of the newly integrated company are refined. Management continues to focus on its internal controls and procedures and is committed to ensuring it has the appropriate resources, processes and systems in place to further improve its control processes.

Changes in Internal Control over Financial Reporting

      Certain improvements were made in the internal controls during the first quarter of fiscal 2005. These improvements included developing more detailed closing schedules and plans, obtaining additional resources on a temporary basis and performing more formalized account analysis and review procedures. Further improvements in internal controls may include the addition of personnel on a permanent basis.

PART II

Item 1.	Legal Proceedings.

      We were involved in an arbitration proceeding relating to our distribution of a motion picture. The plaintiff alleged that we did not release the film in accordance with the contract and claimed damages for up to $35 million. Closing arguments were held in October 2003. The arbitrator rendered an award in favor of the claimant for $0.3 million that was paid by the Company in December 2003. The claimant filed a motion to vacate the award. The court denied the claimants motion to vacate. The claimant did not appeal the courts ruling within the prescribed period of time and the court dismissed the proceeding.

Item 6.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

      (a) Exhibits filed for Lions Gate through the filing of this Form 10-Q

Exhibit
Number		Description

3.1		Articles of Incorporation
3.2		Notice of Articles
4	.1(1)	Trust Indenture between the company and CIBC Mellon Trust Company, dated as of April 15, 1998
4	.2(2)	Warrant Indenture between the company and CIBC Mellon Trust Company, dated as of December 30, 1999
4	.3(3)	Indenture dated as of December 3, 2003 among Lions Gate Entertainment Inc., Lions Gate Entertainment Corp. and J.P. Morgan Trust Company, National Association
4	.4(3)	Form of 4.875% Convertible Senior Subordinated Notes Due 2010
4	.5(3)	Form of Guaranty of 4.875% Convertible Subordinated Notes Due 2010
10.1		Amended and Restated Credit, Security, Guaranty and Pledge Agreement dated as of December 15, 2003 among Lions Gate Entertainment Corp., Lions Gate Entertainment Inc., the Guarantors referred to therein, the Lenders referred to therein, JP Morgan Chase Bank, JP Morgan Chase Bank (Toronto Branch), Fleet National Bank and BNP Paribas
10.2		Amendment No. 1 dated as of June 15, 2004 to the Company’s Amended and Restated Credit, Security, Guaranty and Pledge Agreement
31.1		CEO’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		CFO’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		CEO’s Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		CFO’s Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the company’s Annual Report on Form 20-F for the fiscal year ended March 31, 1998 (File No. 000-27730).

(2)	Incorporated by reference to the company’s Annual Report on Form 20-F for the fiscal year ended March 31, 2000 (File No. 000-27730).

(3)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on December 5, 2003.

      (b) Reports on Form 8-K.

      On June 29, 2004, the Company furnished a report on Form 8-K attaching its press release dated June 29, 2004, announcing its financial results for its fiscal year ended March 31, 2004.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIONS GATE ENTERTAINMENT CORP.

By:	/s/ JAMES KEEGAN

James Keegan
Chief Financial Officer

Date: August 9, 2004