Form 10-Q
period 2004-09-30
LIONS GATE ENTERTAINMENT CORP /CN/
filed 2004-11-09
CIK 929351

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

or

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

     As of November 8, 2004, 96,651,803 shares of the registrant’s no par value common shares were outstanding.

FORWARD LOOKING STATEMENTS

      This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases you can identify forward-looking statements by terms such as “may,” “intend,” “will,” “should,” “could,” “would,” “expect,” “believe,” “estimate,” “expect” or the negative of these terms, and similar expressions intended to identify forward-looking statements.

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

      Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, those risk factors found in our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 28, 2004.

Item 1.	Financial Statements

LIONS GATE ENTERTAINMENT CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
	2004	2004

	(Unaudited)	(Note 2)

	(All amounts in thousands of
	U.S. dollars, except share
	amounts)
ASSETS
Cash and cash equivalents	$5,535	$7,089
Accounts receivable, net of reserve for video returns and other allowances of $62,291(2004 — $55,146) and provision for doubtful accounts of $9,250 (2004 — $11,702)	171,529	129,245
Investment in films and television programs	368,875	406,170
Property and equipment	29,155	29,661
Goodwill	171,031	166,804
Other assets	21,733	23,714

	$767,858	$762,683

LIABILITIES
Bank loans	$262,610	$326,174
Accounts payable and accrued liabilities	148,107	129,724
Film obligations	156,752	114,068
Subordinated notes	65,000	65,000
Mortgages payable	18,903	19,041
Deferred revenue	36,222	38,932
Minority interests	163	135

	687,757	693,074

Commitments and Contingencies
SHAREHOLDERS’ EQUITY
Common shares, no par value, 500,000,000 shares authorized,
96,435,405 and 93,615,896 shares issued and outstanding	292,048	279,576
Series B preferred shares (10 shares issued and outstanding)	—	—
Accumulated deficit	(205,714)	(202,582)
Accumulated other comprehensive loss	(6,233)	(7,385)

	80,101	69,609

	$767,858	$762,683

See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003

	(All amounts in thousands of U.S.
	dollars, except per share amounts)
Revenues	$231,064	$93,051	$419,788	$146,386

Expenses:
Direct operating	94,262	48,140	175,072	70,596
Distribution and marketing	104,217	34,638	202,283	68,250
General and administration	17,850	8,039	34,977	14,347
Depreciation	714	488	1,389	1,030

Total expenses	217,043	91,305	413,721	154,223

Operating Income (Loss)	14,021	1,746	6,067	(7,837)

Other Expenses:
Interest	5,652	2,149	11,076	4,209
Interest rate swaps mark-to-market	71	(576)	(1,989)	(262)
Minority interests	144	—	21	—
Other income	(825)	—	(825)	—

Total other expenses	5,042	1,573	8,283	3,947

Income (Loss) Before Equity Interests and Income Taxes	8,979	173	(2,216)	(11,784)
Equity interests	(200)	(356)	(200)	(1,011)

Income (Loss) Before Income Taxes	8,779	(183)	(2,416)	(12,795)
Income tax provision	(449)	(91)	(716)	(231)

Net Income (Loss)	8,330	(274)	(3,132)	(13,026)
Dividends on Series A preferred shares	—	(127)	—	(254)
Accretion and amortization on Series A preferred shares	—	(147)	—	(502)

Net Income (Loss) Available to Common Shareholders	$8,330	$(548)	$(3,132)	$(13,782)

Basic Income (Loss) Per Common Share	$0.09	$(0.01)	$(0.03)	$(0.26)

Diluted Income (Loss) Per Common Share	$0.08	$(0.01)	$(0.03)	$(0.26)

See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

			Series B			Accumulated
	Common Shares		Preferred Shares			Other
					Accumulated	Comprehensive
	Number	Amount	Number	Amount	Deficit	Loss	Total

	(All amounts in thousands of U.S. dollars, except share amounts)
Balance at March 31, 2003	43,231,921	$159,549	10	$—	$(108,350)	$(7,567)	$43,632
Issuance of common shares	44,951,056	103,176					103,176
Exercise of stock options	955,562	2,609					2,609
Exercise of warrants	275,400	1,377					1,377
Modification of stock options	—	815					815
Modification of warrants	—	2,031					2,031
Redemption of Series A preferred shares	—	566					566
Conversion of Series A preferred shares	4,201,957	9,453					9,453
Net loss available to common shareholders					(94,232)		(94,232)
Foreign currency translation adjustments						(440)	(440)
Net unrealized gain on foreign exchange contracts						622	622

Balance at March 31, 2004	93,615,896	279,576	10	—	(202,582)	(7,385)	69,609
Exercise of stock options	783,655	2,008					2,008
Exercise of warrants	2,020,050	10,100					10,100
Issued to directors for services	15,804	137					137
Modification of stock options	—	227					227
Net loss available to common shareholders					(3,132)		(3,132)
Foreign currency translation adjustments						1,518	1,518
Net unrealized loss on foreign exchange contracts						(366)	(366)

Balance at September 30, 2004	96,435,405	$292,048	10	$—	$(205,714)	$(6,233)	$80,101

See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months	Six Months
	Ended	Ended
	September 30,	September 30,
	2004	2003

	(All amounts in thousands of
	U.S. dollars)
Operating activities:
Net income (loss)	$(3,132)	$(13,026)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation of property and equipment	1,389	1,030
Amortization of deferred financing costs	1,700	698
Amortization of films and television programs	124,370	55,770
Amortization of intangible asset	1,096	—
Gain on disposition	(666)	—
Interest rate swaps mark-to-market	(1,989)	(262)
Stock based compensation	364	186
Minority interests	21	—
Equity interests	200	1,011
Changes in operating assets and liabilities:
Accounts receivable, net	(42,889)	(20,041)
Increase in investment in films and television programs	(83,830)	(71,234)
Other assets	(19)	(1,861)
Future income taxes	—	(232)
Accounts payable and accrued liabilities	16,003	11,314
Film obligations	39,003	7,442
Deferred revenue	(2,282)	2,453

Net cash flows provided by (used in) operating activities	49,339	(26,752)

Financing activities:
Issuance of common shares	12,108	30,765
Redemption of Series A preferred shares	—	(18,090)
Dividends paid on Series A preferred shares	—	(254)
Financing fees	(1,221)	—
Increase (decrease) in bank loans	(63,663)	20,181
Decrease in production loans	—	(54)
Decrease in debt	(840)	(7,492)

Net cash flows provided by (used in) financing activities	(53,616)	25,056

Investing activities:
Cash received from disposition, net	882	—
Purchase of property and equipment	(175)	(235)

Net cash flows provided by (used in) investing activities	707	(235)

Net change in cash and cash equivalents	(3,570)	(1,931)
Foreign exchange effect on cash	2,016	674
Cash and cash equivalents — beginning of period	7,089	6,851

Cash and cash equivalents — end of period	$5,535	$5,594

See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Operations

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

      Effective April 1, 2004, the consolidated financial statements of the Company are being prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). Prior to April 1, 2004, the Company’s consolidated financial statements were prepared in accordance with generally accepted accounting principles in Canada (“Canadian GAAP”). Prior year comparative consolidated financial statements have been restated to conform to the current year presentation in accordance with U.S. GAAP. U.S. GAAP conforms, in all material respects, with Canadian GAAP, except as described in note 15. Under U.S. GAAP, we applied the equity method of accounting to CineGroupe Corporation (“CineGroupe”) until January 1, 2004 and under Canadian GAAP we consolidated CineGroupe until January 1, 2004. Effective January 1, 2004, for both Canadian and U.S. GAAP we accounted for CineGroupe (which has been written down to zero) under the cost method since we no longer had the ability to significantly influence CineGroupe. We will disclose and quantify material differences with Canadian GAAP in our interim and annual financial statements for the next two fiscal years from April 1, 2004.

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

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

3.	Investment in Films and Television Programs

	September 30,	March 31,
	2004	2004

	(Amounts in thousands)
Theatrical and Non-Theatrical Films
Released, net of accumulated amortization	$142,220	$111,242
Acquired libraries, net of accumulated amortization	122,633	128,559
Completed and not released	11,932	63,158
In progress	22,712	22,347
In development	1,499	1,230
Product inventory	26,424	26,957

	327,420	353,493

Direct-to-Television Programs
Released, net of accumulated amortization	23,224	17,640
In progress	17,328	34,250
In development	903	787

	41,455	52,677

	$368,875	$406,170

      Acquired libraries of $122.6 million at September 30, 2004 (March 31, 2004 — $128.6 million) include the Trimark library acquired October 2000 and the Artisan library acquired on December 15, 2003 (refer to note 8). The Trimark library is amortized over its expected revenue stream for a period of twenty years from the acquisition date. The remaining amortization period on the Trimark library as at September 30, 2004 is sixteen years on unamortized costs of $25.7 million. The Artisan library includes titles released at least three years prior to the date of acquisition, and is amortized over its expected revenue stream for a period of up to twenty years from the date of acquisition. The remaining amortization period on the Artisan library at September 30, 2004 is nineteen and one quarter years on unamortized costs of $96.9 million.

      The Company expects approximately 45% of completed films and television programs, net of accumulated amortization will be amortized during the one-year period ending September 30, 2005, and approximately 89% of accrued participants’ share will be paid during the one-year period ending September 30, 2005.

      Additionally, the Company expects approximately 74% of completed and released films and television programs, excluding acquired libraries, net of accumulated amortization, will be amortized during the three year period ending September 30, 2007.

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.	Other Assets

	September 30,	March 31,
	2004	2004

	(Amounts in thousands)
Deferred financing costs, net	$13,601	$14,181
Intangible assets, net	3,274	4,370
Prepaid expenses and other	4,181	4,230
Deferred print costs	677	933

	$21,733	$23,714

      Deferred financing costs. Deferred financing costs primarily include costs incurred in connection with the credit facility (see note 5) and the 4.875% Notes (see note 7) and are deferred and amortized to interest expense.

      Intangible Assets. Intangible assets acquired in connection with the purchase of Artisan of $5.1 million represent distribution and personal service agreements and are amortized over a period of two to four years from the date of acquisition. For the three and six months ended September 30, 2004, $0.6 million and $1.1 million (2003 — nil) amortization was recorded. Based on the current amount of intangibles subject to amortization, the estimated amortization expense for each of the succeeding years is $2.2 million for the year ended September 30, 2005 and $0.8 million for the year ended September 30, 2006.

5.	Bank Loans

      The Company has a $350 million credit facility consisting of a $200 million U.S. dollar-denominated revolving credit facility, a $15 million Canadian dollar-denominated revolving credit facility and a $135 million U.S. dollar-denominated term-loan. At September 30, 2004, the Company had borrowed $260.3 million (March 31, 2004 — $324.7 million) under the credit facility. The credit facility expires December 31, 2008 and bears interest in the case of revolving credit facility loans at 2.75% over the Adjusted LIBOR or the Canadian Bankers Acceptance rate, or 1.75% over the U.S. or Canadian prime rates and in the case of the term loan at 3.25% over the Adjusted LIBOR, or 2.25% over the U.S. prime rates. The principal amount of the term loan was payable in four annual installments of $20 million commencing in December 2004 and a fifth installment of $55 million was payable in December 2008. In anticipation of the proceeds from the 2.9375% Notes on October 4, 2004 (see note 17) the Company repaid $60 million of the term loan with the revolving credit facility on September 30, 2004. The principal amount of the term loan is now payable in three annual installments of $20 million commencing in December 2005 and a fifth installment of $15 million is payable in December 2008. The availability of funds under the credit facility is limited by the borrowing base, which is calculated on a monthly basis. The borrowing base assets at September 30, 2004 totaled $395.0 million (March 31, 2004 — $390.9 million). At September 30, 2004, the revolving credit facility had an average variable interest rate of 4.99% on principal of $185.3 million under the U.S. dollar credit facility, and an average variable interest rate of 5.23% on principal of $75.0 million under the term loan. The Company had not drawn on the Canadian dollar credit facility as of September 30, 2004. The Company is required to pay a monthly commitment fee of 0.50% per annum on the total credit facility of $350.0 million less the amount drawn. Right, title and interest in and to all personal property of Lions Gate Entertainment Corp. and Lions Gate Entertainment Inc. is being pledged as security for the credit facility. The credit facility is senior to the Company’s film obligations, subordinated notes and mortgages payable. The credit facility restricts the Company from paying cash dividends on its common shares. The Company entered into a $100 million interest rate swap at an interest rate of 3.08%, commencing January 2003 and ending September 2005. The swap is in effect as long as three month LIBOR is less than 5.0%. Fair market value of the interest rate swap at September 30, 2004 is negative $0.6 million (March 31, 2004 — negative $2.3 million). The fair valuation

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

gains for the three and six months ended September 30, 2004 are $0.1 million and $1.7 million, respectively (2003 — gains of $0.6 million and $0.3 million, respectively).

      The Company also has a $2.4 million operating line of credit available to a subsidiary, which is renewable annually. At September 30, 2004, $2.3 million (March 31, 2004 — $1.5 million) was drawn on the operating line of credit.

6.	Film Obligations

	September 30,	March 31,
	2004	2004

	(Amounts in thousands)
Minimum guarantees	$16,137	$10,704
Minimum guarantees initially incurred for a term of more than one year	19,167	16,189
Participation and residual costs	107,672	79,034
Film productions	13,776	8,141

	$156,752	$114,068

7.	Subordinated Notes

      In December 2003, the Company sold $60.0 million of 4.875% Convertible Senior Subordinated Notes (“4.875% Notes”). The Company received $57.0 million of net proceeds, after paying placement agents’ fees and offering expenses. Interest on the 4.875% Notes is due semi-annually on June 15 and December 15 commencing on June 15, 2004 and the 4.875% Notes mature on December 15, 2010. The Company may redeem all or a portion of the 4.875% Notes at its option on or after December 15, 2006 at 100% of their principal amount, together with accrued and unpaid interest through the date of redemption; provided, however, that the 4.875% Notes will only be redeemable if the closing price of the Company’s common shares equals or exceeds 175% of the conversion price then in effect for at least 20 trading days within a period of 30 consecutive trading days ending on the day before the date of the notice of optional redemption. The 4.875% Notes are convertible, at the option of the holder, at any time before the close of business on the business day immediately preceding the maturity date of the 4.875% Notes, unless previously redeemed, into common shares of the Company at a conversion rate of 185.0944 shares per $1,000 principal amount of 4.875% Notes, which is equal to a conversion price of approximately $5.40 per share.

      On December 15, 2003, the Company assumed, as part of the purchase of Artisan, a $5.0 million subordinated promissory note to Vialta, Inc (“Promissory Note”) issued by Artisan which bears interest at 7.5% per annum compounded quarterly. The Promissory Note matures on April 1, 2005.

8.	Acquisitions

      On December 15, 2003, the Company completed its acquisition of Film Holdings Co., the parent company of Artisan, an independent distributor and producer of film and entertainment content, for a total purchase price of $168.8 million consisting of $160.0 million in cash and direct transaction costs of $8.8 million. In addition, the Company assumed debt of $59.9 million and other obligations (including accounts payable and accrued liabilities, film obligations and other advances) of $147.7 million. Direct transaction costs are considered liabilities assumed in the acquisition, and as such, are included in the purchase price. Direct transaction costs include: amounts totaling $3.9 million paid to lawyers, accountants and other consultants; involuntary termination benefits totaling $4.8 million payable to certain Artisan employees terminated under a severance plan and various other amounts totaling $0.1 million. At September 30, 2004, the remaining liabilities under the severance plan are $0.5 million.

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

      The purchase price may be adjusted for the payment of additional consideration of up to $7.5 million contingent upon the results of specified feature films. At September 30, 2004, the contingent consideration cannot be reasonably estimated. When the contingency is resolved and if additional consideration becomes payable, the consideration will be recognized as an additional cost of the purchase.

      The acquisition was accounted for as a purchase, with the results of operations of Artisan consolidated from December 15, 2003. Goodwill of $138.8 million represents the excess of the purchase price over the fair value of the net identifiable tangible and intangible assets acquired. The current preliminary allocation of the purchase price to the tangible and intangible assets acquired and liabilities assumed based on their fair values was as follows:

(Amounts in
thousands)

Cash and cash equivalents	$19,946
Accounts receivable, net	37,842
Investment in films and television programs	170,224
Intangible assets	5,100
Other tangible assets acquired	4,471
Goodwill	138,842
Bank loans	(54,900)
Subordinated note	(5,000)
Other liabilities assumed	(147,698)

Total	$168,827

      In the three months ended September 30, 2004, the allocation of the purchase price was adjusted resulting in an increase in other liabilities of $4.8 million and an increase in goodwill of $4.8 million.

      Severance and relocation costs incurred by Lions Gate, associated with the acquisition of Artisan, are not included in the purchase price, and as such, were recorded in the consolidated statements of operations during fiscal 2004. Severance and relocation costs of $5.6 million included property lease abandonment costs of $2.5 million, the write-off of capital assets no longer in use of $2.1 million and severance of $1.0 million. At September 30, 2004 the remaining liabilities under the severance plan and for the property lease abandonment are $0.1 million and $1.9 million, respectively.

9.	Direct Operating Expenses

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003

	(Amounts in thousands)
Amortization of films and television programs	$64,145	$40,057	$124,370	$55,770
Participation and residual expense	28,815	7,914	49,702	13,661
Other expenses	1,302	169	1,000	1,165

	$94,262	$48,140	$175,072	$70,596

      Other expenses include direct operating expenses related to the studio facility, amortization of intangible assets and provision for doubtful accounts.

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.	Comprehensive Income (Loss)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003

	(Amounts in thousands)
Net income (loss)	$8,330	$(274)	$(3,132)	$(13,026)
Add (deduct): Foreign currency translation adjustments	365	(306)	1,518	533
Add (deduct): Net change in unrealized gain (loss) on foreign exchange contracts	279	—	(366)	—

Comprehensive income (loss)	$8,974	$(580)	$(1,980)	$(12,493)

11.	Basic and Diluted Income (Loss) per Common Share

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003

	(Amounts in thousands, except per share amounts)
Basic income (loss) per common share is calculated as follows:
Numerator:
Net income (loss) available to common shareholders	$8,330	$(548)	$(3,132)	$(13,782)

Denominator:
Weighted average common shares outstanding	96,253	59,463	95,591	53,225

Basic income (loss) per common share	$0.09	$(0.01)	$(0.03)	$(0.26)

      Basic income (loss) per share is calculated after adjusting net income (loss) for dividends and accretion on Series A preferred shares and using the weighted average number of common shares outstanding during the

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

three and six months ended September 30, 2004 of 96,253,000 shares and 95,591,000 shares, respectively (2003 — 59,463,000 and 53,225,000 shares, respectively).

Three Months
Ended
September 30,
2004

(Amounts in
thousands, except
per share amounts)
Diluted income per common share is calculated as follows:
Numerator:
Net income available to common shareholders	$8,330
Interest expense on 4.875% Notes	737

Adjusted net income available to common shareholders	$9,067

Denominator:
Weighted average common shares outstanding	96,253
Effect of dilutive securities:
4.875% Notes	11,106
Share purchase options	5,349
Share purchase warrants	1,118

Adjusted weighted average common shares outstanding	113,826

Diluted income per common share	$0.08

      The share purchase options and the share purchase warrants are included in diluted income per share under the treasury method and the 4.875% Notes are included in diluted income per share under the “if converted” method.

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

      The weighted average estimated fair value of each stock option granted in the three and six months ended September 30, 2004 was $2.57 (2003 — $0.86 and $0.78, respectively). The total stock compensation expense for disclosure purposes for the three and six months ended September 30, 2004, based on the fair value of the stock options granted, would be $0.6 million and $0.8 million, respectively (2003 — $0.3 million and $0.6 million, respectively).

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

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2003	2003

	(Amounts in thousands, except per share amounts)
The resulting pro forma basic income (loss) per common share is calculated as follows:
Numerator:
Net income (loss) available to common shareholders	$8,330	$(548)	$(3,132)	$(13,782)
Add: stock compensation expense recorded	227	186	227	186
Less: stock compensation expense calculated using fair value method	(624)	(333)	(862)	(639)

Adjusted net income (loss) available to common shareholders	$7,933	$(695)	$(3,767)	$(14,235)

Denominator:
Weighted average common shares outstanding (thousands)	96,253	59,463	95,591	53,225

Adjusted basic and diluted income (loss) per common share	$0.08	$(0.01)	$(0.04)	$(0.27)

      During the six months ended September 30, 2004 two employees of the Company terminated their employment but continued to provide services as consultants. These employees had been granted 150,000 stock options, 66,668 of which had not vested as of the date of the change in employment status. The terms of the stock options require the grants to be forfeited upon change in status; however, the Company modified the terms to permit the two individuals to continue to vest in the options. The modified stock options that have not vested are accounted for prospectively as entirely new grants. Additional expense would be recognized under the fair value method because the individuals are now non-employees. The fair value method resulted in additional compensation expense during the six months ending September 30, 2004 of $0.2 million. As of September 30, 2004, 16,667 of these stock options had not yet vested. The options will continue to be re-valued at each reporting date until the options fully vest.

      During the three months ended September 30, 2003 the Company modified terms of 3,048,000 options of certain officers of the Company. Under U.S. GAAP, the modification of these options is treated as an exchange of the original award for a new award. The additional compensation cost of $0.2 million is calculated by multiplying the market price on the date of the modification times the number of options vested less the original exercise price times the number of options vested. The additional compensation cost is attributed over the remaining service period. In the case of the options modified there are no additional service requirements and the $0.2 million is expensed in the three months ending September 30, 2003. Under Canadian GAAP, the Company has elected to use the intrinsic value method in accounting for stock based compensation which did not result in additional compensation expense.

      On November 13, 2001, the Board of Directors of the Company resolved that 750,000 options, granted to certain officers of the Company to purchase common shares of the Company, be revised as stock appreciation

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

rights (“SARs”) which entitle the holders to receive cash only and not common shares. The amount of cash received will be equal to the amount by which the trading price of common shares on the exercise notice date exceeds the SARs price of $5.00 multiplied by the number of options exercised. Any twenty-day average trading price of common shares prior to the exercise notice date has to be $6.00 or above in order for the officers to exercise their SARs. These SARs are not considered part of the Employees’ and Directors’ Equity Incentive Plan. The Company measures compensation cost as the amount by which the market value of common shares exceeds the SARs price. At September 30, 2004, the market price of common shares was $8.70 and the SARs had all vested. The Company recorded stock compensation expense in the amount of $1.3 million and $1.8 million in general and administration expenses in the unaudited condensed consolidated statement of operations for the three and six months ended September 30, 2004, respectively (2003 — nil). The expense is calculated by using the market price of common shares on September 30, 2004 less the SARs price, multiplied by the 750,000 SARs vested. At September 30, 2004, the Company has a stock compensation accrual in the amount of $2.7 million (March 31, 2004 — $0.9 million) included in accounts payable and accrued liabilities relating to these SARs.

      On February 2, 2004, an officer of the Company was granted 1,000,000 SARs, which entitle the officer to receive cash only, and not common shares. The amount of cash received will be equal to the amount by which the trading price of common shares on the exercise notice date exceeds the SARs price of $5.20 multiplied by the number of SARs exercised. The SARs vest one quarter immediately on the award date and one quarter on each of the first, second and third anniversaries of the award date. These SARs are not considered part of the Employees’ and Directors’ Equity Incentive Plan. Applying FIN 28 “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans”, the Company is accruing compensation expense over the service period, which is assumed to be the three year vesting period, using a graded approach and measures compensation cost as the amount by which the market value of common shares exceeds the SARs price times the SARs assumed to have vested under the graded approach. At September 30, 2004, the market price of common shares was $8.70. The Company recorded stock compensation expense related to these SARs in the amount of $1.1 million and $1.9 million in general and administration expenses in the unaudited condensed consolidated statement of operations for the three months and six months ended September 30, 2004, (2003 — nil). The expense is calculated by using the market price of common shares on September 30, 2004 less the SARs price, multiplied by 552,011 SARs assumed to have vested.

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

      Studio Facilities consists of ownership and management of an eight-soundstage studio facility in Vancouver, Canada. Rental revenue is earned from soundstages, office and other equipment and services to tenants that produce or support the production of feature films, television series, movies and commercials. Tenancies vary from a few days to five years depending on the nature of the project and the tenant.

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

      Segmented information by business unit is as follows:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003

	(Amounts in thousands)
Segment revenues
Motion Pictures	$202,776	$66,496	$361,842	$108,448
Television	26,887	24,936	55,534	34,599
Studio Facilities	1,401	1,619	2,412	3,339

	$231,064	$93,051	$419,788	$146,386

Segment profit (loss)
Motion Pictures	$22,914	$675	$20,048	$(7,994)
Television	1,912	3,549	6,144	4,717
Studio Facilities	816	1,082	1,266	2,201

	$25,642	$5,306	$27,458	$(1,076)

      Segment profit (loss) is defined as segment revenue less segment direct operating, distribution and marketing and general and administration expenses. The reconciliation of total segment profit (loss) to the Company’s income (loss) before income taxes is as follows:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003

	(Amounts in thousands)
Company’s total segment profit (loss)	$25,642	$5,306	$27,458	$(1,076)
Less:
Corporate general and administration	(10,907)	(3,072)	(20,002)	(5,731)
Depreciation	(714)	(488)	(1,389)	(1,030)
Interest	(5,652)	(2,149)	(11,076)	(4,209)
Interest rate swaps mark-to-market	(71)	576	1,989	262
Minority interests	(144)	—	(21)	—
Other income	825	—	825	—
Equity interests	(200)	(356)	(200)	(1,011)

Income (Loss) Before Income Taxes	$8,779	$(183)	$(2,416)	$(12,795)

14.	Commitments and Contingencies

      The Company is from time to time involved in various claims, legal proceedings and complaints arising in the ordinary course of business. The Company does not believe that adverse decisions in any such pending or threatened proceedings, or any amount which the Company might be required to pay by reason thereof, would have a material adverse effect on the financial condition or future results of the Company. The Company has provided an accrual for estimated losses under the above proceedings at September 30, 2004.

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.	Reconciliation to Canadian GAAP

      The consolidated financial statements of the Company have been prepared in accordance with U.S. GAAP. The material differences between the accounting policies used by the Company under U.S. GAAP and Canadian GAAP are disclosed below.

      Under Canadian GAAP, the net income (loss) and income (loss) per share figures for the three and six months ended September 30, 2004 and 2003, and the shareholders’ equity as at September 30, 2004 and March 31, 2004 are as follows:

	Net Income (Loss)

	Three Months	Three Months	Six Months	Six Months	Shareholders’ Equity
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,	September 30,	March 31,
	2004	2003	2004	2003	2004	2004

As reported under U.S. GAAP	$8,330	$(274)	$(3,132)	$(13,026)	$80,101	$69,609
Adjustment for capitalized pre- operating costs(a)	—	(154)	—	(308)	—	—
Adjustment for interest rate swaps(b)	(158)	(576)	(316)	(262)	2,641	2,957
Accounting for business combinations(c)	—	—	—	—	1,145	1,145
Accounting for income taxes(d)	—	—	—	—	(1,900)	(1,900)
Adjustment for accretion on subordinated notes(e)	(618)	—	(1,236)	—	(2,045)	(809)
Adjustment for amortization of subordinated notes issue costs(e)	39	—	75	—	123	48
Stock based compensation(i)	227	186	227	186	—	—
Adjustment for amortization
of debt financing costs(f)	84	—	168	—	266	98
Reclassification of conversion feature of subordinated notes outside shareholders’ equity(e)	—	—	—	—	16,269	16,269

Net Income (Loss)/ Shareholders’ Equity under Canadian GAAP	7,904	(818)	(4,214)	(13,410)	96,600	87,417
Other comprehensive loss(g)	—	—	—	—	(224)	(590)

Net Income (Loss)/ Shareholders’ Equity under Canadian GAAP	$7,904	$(818)	$(4,214)	$(13,410)	$96,376	$86,827

Basic and Diluted Income (Loss) per Common Share under Canadian GAAP	$0.08	$(0.02)	$(0.04)	$(0.27)

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

      Reconciliation of movement in Shareholders’ Equity under Canadian GAAP:

	September 30,	March 31,
	2004	2004

	(Amounts in thousands)
Balance at beginning of the year	$86,827	$74,717
Increase in common shares	12,245	117,894
Decrease in Series A preferred shares	—	(32,519)
Increase in contributed surplus	—	20,528
Deconsolidation of CineGroupe’s net deficiency in equity	—	2,333
Dividends paid on Series A preferred shares	—	(387)
Accretion on Series A preferred shares(h)	—	(1,127)
Net loss under Canadian GAAP	(4,214)	(94,172)
Adjustment to cumulative translation adjustments account(g)	1,518	(440)

Balance at end of the period	$96,376	$86,827

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

      Under U.S. GAAP, the interest rate swaps do not meet the criteria of effective hedges and therefore the fair valuation gains of $0.1 million and $1.7 million, respectively for the three and six months ended September 30, 2004 (2003 — gains of $0.6 million and $0.3 million, respectively) on the Company’s interest swap and the fair valuation loss of $0.2 million and a gain of $0.3 million respectively, for the three and six months ended September 30, 2004 (2003 — nil) on a subsidiary company’s interest swap are recorded in the consolidated statement of operations.

      Under Canadian GAAP, until April 1, 2004, the interest rate swaps were determined to be effective hedges under Canadian Institute of Chartered Accountants (“CICA”) Section 3860, “Financial Instruments — Disclosure and Presentation”, and no fair valuation adjustments were recorded. In December 2001, the CICA released Accounting Guideline (“AcG-13”), “Hedging Relationships”, to be applied by companies for periods beginning on or after July 1, 2003. The standard establishes criteria to identify, designate, document and determine the effectiveness of hedging relationships, for the purpose of applying hedge accounting and provides guidance on the discontinuance of hedge accounting. Under Canadian GAAP the Company has adopted AcG-13 effective April 1, 2004 and determined the interest swaps do not meet the criteria of effective hedges and therefore the fair valuation gains of $0.1 million and $1.7 million, respectively, for the three and six months ended September 30, 2004 (2003 — gains of $0.6 million and $0.3 million, respectively) on the Company’s interest swap and the fair valuation loss of $0.2 million and a gain of $0.3 million respectively, for the three and six months ended September 30, 2004 (2003 — nil and nil) on a subsidiary company’s interest swap are recorded in the consolidated statement of operations, which is consistent with U.S. GAAP.

      The transitional provisions of AcG-13 provide that when an entity terminates its designation of a hedging relationship or a hedging relationships ceases to be effective, hedge accounting is not applied to gains, losses, revenues or expenses arising subsequently. However, the hedge accounting applied to the hedging relationship in prior periods is not reversed. Any gains, losses, revenues or expenses deferred previously as a result of

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

applying hedge accounting continue to be carried forward for subsequent recognition in income in the same period as the corresponding gains, losses, revenues or expenses associated with the hedged item. Accordingly, under Canadian GAAP at April 1, 2004 the Company recorded the fair values of the interest rate swaps totaling $3.0 million on the consolidated balance sheet and recorded the off-setting entry to deferred assets which is being amortized straight-line to interest expense over the terms of the interest rate swaps. This results in an additional interest expense for the three and six months ended September 30, 2004 of $0.2 million and $0.3 million, respectively (2003 — nil and nil).

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

      SFAS 109 requires deferred tax assets and liabilities be recognized for temporary differences, other than non-deductible goodwill, arising in a business combination. In the year ended March 31, 2000, under U.S. GAAP, goodwill was increased to reflect the additional deferred tax liability resulting from temporary differences arising on the acquisition of Lions Gate Studios in fiscal 1999. Under Canadian GAAP, the Company recorded a charge to retained earnings when the deferred tax liability was established upon adoption of the applicable accounting standard in 2001; accordingly, there is a difference in the carrying amount of goodwill arising in the business combination of $1.9 million as at September 30, 2004 (March 31, 2004 — $1.9 million).

(e)	Reclassification of Conversion Feature of Subordinated Notes, Accretion on Subordinated Notes and Amortization of Note Issue Costs

      Under U.S. GAAP, the conversion feature of the 4.875% Notes, as explained in note 7, is not accounted for separately. Under Canadian GAAP, the conversion feature of the 4.875% Notes is valued at $16.3 million, net of placement agents’ fees and offering expenses of $1.0 million and, accordingly, shareholders’ equity is increased by $16.3 million.

      Under U.S. GAAP the principal amount and the carrying amount of the 4.875% Notes are the same and therefore no accretion is required whereas, under Canadian GAAP, the difference between the principal amount of $60.0 million and the original net carrying amount of $42.7 million is being accreted on a straight-line basis over seven years as a charge to interest.

      Under U.S. GAAP all of the placement agents’ fees and offering expenses are capitalized and amortized over seven years as a charge to interest expense whereas, under Canadian GAAP, the placement agents’ fees and offering expenses have been allocated to the conversion feature and to debt. The portion allocated to debt is being amortized on a straight-line basis over seven years as a charge to interest expense.

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

      Comprehensive income (loss) consists of net income (loss) and other gains and losses affecting shareholders’ equity that, under U.S. GAAP are excluded from the determination of net income (loss). Under U.S. GAAP, comprehensive income (loss) includes cumulative translation adjustments and unrealized gains on foreign exchange contracts. Under Canadian GAAP, cumulative translation adjustments are included in shareholders’ equity and unrealized gains or losses on foreign exchange contracts are not recorded.

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

      The weighted average estimated fair value of each stock option granted in the three and six months ended September 30, 2004 was $2.57 (2003 — $0.86 and $0.78 respectively). The total stock compensation expense for disclosure purposes for the three and six months ended September 30, 2004, based on the fair value of the stock options granted, would be $0.6 million and $0.8 million, respectively (2003 — $0.3 million and $0.4 million, respectively). This disclosure is prospective and therefore does not include the fair value of stock options granted prior to April 1, 2002.

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

      For disclosure purposes the fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for stock options granted: a dividend yield of 0%, expected volatility of 30% (2003 — 30%), risk-free interest rate of 3.8% (2003 — 2.6%) and expected life of five years.

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003

	(Amounts in thousands, except per share amounts)
The resulting pro forma basic income (loss) per common share is calculated as follows:
Numerator:
Net income (loss) available to common shareholders under Canadian GAAP	$7,904	$(1,117)	$(4,214)	$(14,304)
Add: stock compensation expense calculated using intrinsic value method	—	—	—	—
Less: stock compensation expense calculated using fair value method	(602)	(286)	(819)	(363)

Adjusted net income (loss) available to common shareholders	$7,302	$(1,403)	$(5,033)	$(14,667)

Denominator:
Weighted average common shares outstanding	96,253	59,463	95,591	53,225

Adjusted basic pro forma income (loss) per common share	$0.08	$(0.02)	$(0.05)	$(0.28)

Adjusted diluted pro forma income (loss) per common share	$0.08	$(0.02)	$(0.05)	$(0.28)

      During the six months ended September 30, 2004 two employees of the Company terminated their employment but continued to provide services as consultants. These employees had been granted 150,000 stock options, 66,668 of which had not vested as of the date of the change in employment status. The terms of the stock options require the grants to be forfeited upon change in status; however, the Company modified the terms to permit the two individuals to continue to vest in the options. Under U.S. GAAP, the modified stock options that have not vested are accounted for prospectively as entirely new grants. Additional expense would be recognized under the fair value method because the individuals are now non-employees. The fair value method resulted in additional compensation expense during the six months ending September 30, 2004 of $0.2 million. As of September 30, 2004, 16,667 of these stock options had not yet vested. The options will continue to be re-valued at each reporting date until the options fully vest. Under Canadian GAAP, the Company has elected to use the intrinsic value method in accounting for stock based compensation which did not result in additional compensation expense.

      During the three months ended September 30, 2003 the Company modified terms of 3,048,000 options of certain officers of the Company. Under U.S. GAAP, the modification of these options is treated as an exchange of the original award for a new award. The additional compensation cost of $0.2 million is calculated by multiplying the market price on the date of the modification times the number of options vested less the original exercise price times the number of options vested. The additional compensation cost is attributed over the remaining service period. In the case of the options modified there are no additional service requirements and the $0.2 million is expensed in the three months ending September 30, 2003. Under Canadian GAAP, the

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company has elected to use the intrinsic value method in accounting for stock based compensation which did not result in additional compensation expense.

(j)	Basic and Diluted Income (Loss) Per Share

      Basic income (loss) per share under Canadian GAAP is calculated as follows:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003

	(Amounts in thousands, except per share amounts)
Numerator:
Net income (loss)	$7,904	$(818)	$(4,214)	$(13,410)
Less:
Dividends on Series A preferred shares	—	(127)	—	(254)
Accretion on Series A preferred shares	—	(172)	—	(640)

Net income (loss) available to common shareholders	$7,904	$(1,117)	$(4,214)	$(14,304)

Denominator:
Weighted average common shares outstanding (thousands)	96,253	59,463	95,591	53,225

Basic and diluted income (loss) per common share	$0.08	$(0.02)	$(0.04)	$(0.27)

      Fully diluted income per share under Canadian GAAP is calculated as follows:

Three Months
Ended
September 30,
2004

(Amounts in
thousands, except
per share amounts)
Diluted income per common share is calculated as follows:
Numerator:
Net income available to common shareholders	$7,904
Interest expense on 4.875% Notes	737
Accretion on 4.875% Notes	618

Adjusted net income available to common shareholders	$9,259

Denominator:
Weighted average common shares outstanding	96,253
Effect of dilutive securities:
4.875% Notes	11,106
Share purchase options	5,349
Share purchase warrants	1,118

Adjusted weighted average common shares outstanding	113,826

Diluted income per common share	$0.08

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

      The share purchase options and the share purchase warrants are included in diluted income per share under the treasury method and the 4.875% Notes are included in diluted income per share under the “if converted” method.

(k)	Consolidated Financial Statements

      On July 10, 2001, as a condition of a $9.2 million equity financing with a third party, CinéGroupe’s Shareholders’ Agreement was amended to allow for certain participatory super-majority rights to be granted to the shareholders. Therefore, under U.S. GAAP, the Company was precluded from consolidating CinéGroupe and accounted for its 29.4% ownership of CinéGroupe, commencing April 1, 2001, using the equity method. Under Canadian GAAP, CinéGroupe was consolidated. For the three months and six months ended September 30, 2003 there is no impact on net income under Canadian GAAP. In December 2003, the Company evaluated its investment in CinéGroupe as CinéGroupe was unable to meet its financial obligations in the ordinary course of business and sought protection under the Companies Creditors Arrangement Act (“CCAA”). As a result of the CCAA filing the Company determined that it no longer had the ability to significantly influence CinéGroupe and began accounting for CinéGroupe under the cost method for both U.S. and Canadian GAAP effective January 1, 2004. Under Canadian GAAP, effective January 1, 2004, the Company deconsolidated the assets and liabilities of CinéGroupe. At September 30, 2004 and March 31, 2004, because CinéGroupe is being accounted for using the cost method and the investment had been written down to nil under U.S. and Canadian GAAP, there are no differences on the consolidated balance sheet at September 30, 2004 and March 31, 2004.

      Accounting for CinéGroupe using the consolidation method for the period April 1, 2003 to September 30, 2003 under Canadian GAAP would increase the unaudited condensed consolidated statements of operations items to the following amounts:

	Three Months	Six Months
	Ended	Ended
	September 30,	September 30,
	2003	2003

	(Amounts in	(Amounts in
	thousands)	thousands)
Revenues	$96,988	$150,733
Direct operating expenses	$52,073	$75,235
Distribution and marketing expenses	$34,644	$68,269
General and administration expenses	$8,782	$15,946

16.	Consolidating Financial Information

      On December 3, 2003, the Company sold $60.0 million of 4.875% Notes, through its wholly owned U.S. subsidiary Lions Gate Entertainment Inc. (the “Issuer”). The 4.875% Notes, by their terms, are fully and unconditionally guaranteed by the Company. On April 2, 2004, the Company filed a registration statement on Form S-3 to register the resale of the 4.875% Notes and common shares issuable on conversion of the 4.875% Notes. On April 29, 2004, the registration statement was declared effective by the Securities and Exchange Commission.

      The following tables present condensed consolidating financial information as of September 30, 2004 and March 31, 2004 and for the six months ended September 30, 2004, and 2003 for (1) the Company, on a stand-alone basis, (2) the Issuer, on a stand-alone basis, (3) the non-guarantor subsidiaries of the Company

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(including the subsidiaries of the Issuer) on a combined basis (collectively, the “Other Subsidiaries”) and (4) the Company on a consolidated basis.

	As of September 30, 2004

	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated

	(Amounts in thousands)
BALANCE SHEET
Assets
Cash and cash equivalents	$2,653	$106	$2,776	$—	$5,535
Accounts receivable, net	173	—	171,356	—	171,529
Investment in films and television programs	—	—	368,875	—	368,875
Property and equipment	67	338	28,750	—	29,155
Goodwill	—	—	171,031	—	171,031
Other assets	158	14,846	6,729	—	21,733
Investment in subsidiaries	222,180	235,240	—	(457,420)	—
Future income taxes	1,896	—	(1,896)	—	—

	$227,127	$250,530	$747,621	$(457,420)	$767,858

Liabilities and Shareholders’ Equity (Deficiency)
Bank loans	$—	$260,300	$2,310	$—	$262,610
Accounts payable and accrued liabilities	2,383	10,164	135,560	—	148,107
Film obligations	—	—	156,752	—	156,752
Subordinated notes	—	60,000	5,000	—	65,000
Mortgages payable	—	—	18,903	—	18,903
Deferred revenue	—	—	36,222	—	36,222
Minority interests	—	—	163	—	163
Intercompany payables (receivables)	(117,617)	(52,172)	185,369	(15,580)	—
Intercompany equity	262,260	93,217	306,545	(662,022)	—
Shareholders’ equity (deficiency)	80,101	(120,979)	(99,203)	220,182	80,101

	$227,127	$250,530	$747,621	$(457,420)	$767,858

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Six Months Ended September 30, 2004

	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated

	(Amounts in thousands)
STATEMENT OF OPERATIONS
Revenues	$303	$—	$419,783	$(298)	$419,788
Expenses:
Direct operating	—	—	175,072	—	175,072
Distribution and marketing	—	—	202,283	—	202,283
General and administration	290	19,726	15,259	(298)	34,977
Depreciation	22	64	1,303	—	1,389

Total expenses	312	19,790	393,917	(298)	413,721

Operating Income (Loss)	(9)	(19,790)	25,866	—	6,067

Other Expenses (Income):
Interest	41	9,963	1,072	—	11,076
Interest rate swaps mark-to-market	—	(1,668)	(321)	—	(1,989)
Minority interests	—	—	21	—	21
Other income	—	—	(825)	—	(825)

Total other expenses (income)	41	8,295	(53)	—	8,283

Income (Loss) Before Equity Interests and Income Taxes	(50)	(28,085)	25,919	—	(2,216)
Equity interests	(3,076)	21,611	(200)	(18,535)	(200)

Income (Loss) Before Income Taxes	(3,126)	(6,474)	25,719	(18,535)	(2,416)
Income tax provision	(6)	—	(710)	—	(716)

Net Income (Loss)	$(3,132)	$(6,474)	$25,009	$(18,535)	$(3,132)

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Six Months Ended September 30, 2004

	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated

	(Amounts in thousands)
STATEMENT OF CASH FLOWS
Net cash flows provided by (used in) operating activities	$(10,219)	$65,354	$(5,796)	$—	$49,339

Financing activities:
Issuance of common shares	12,108	—	—	—	12,108
Financing fees paid	—	(1,221)	—	—	(1,221)
Increase (decrease) in bank loans	—	(64,400)	737	—	(63,663)
Decrease in mortgages payable	—	—	(840)	—	(840)

Net cash flows provided by (used in) financing activities	12,108	(65,621)	(103)	—	(53,616)

Investing activities:
Cash received from disposition, net	—	—	882	—	882
Purchase of property and equipment	—	(135)	(40)	—	(175)

Net cash flows provided by (used in) investing activities	—	(135)	842	—	707

Net change in cash and cash equivalents	1,889	(402)	(5,057)	—	(3,570)
Foreign exchange effect on cash	(241)	517	1,740	—	2,016
Cash and cash equivalents — beginning of period	1,005	(9)	6,093	—	7,089

Cash and cash equivalents — end of period	$2,653	$106	$2,776	$—	$5,535

	Six Months Ended September 30, 2004

	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated

	(Amounts in thousands)
RECONCILIATION OF NET INCOME (LOSS) TO CANADIAN GAAP
As reported under U.S. GAAP	$(3,132)	$(6,474)	$25,009	$(18,535)	$(3,132)
Adjustment for interest rate swaps	(316)	(245)	(71)	316	(316)
Adjustment for accretion on subordinated notes	(1,236)	(1,236)	—	1,236	(1,236)
Adjustment for amortization of subordinated notes issue costs	75	75	—	(75)	75
Stock based compensation	227	227	—	(227)	227
Adjustment for amortization of debt financing costs	168	168	—	(168)	168

Net income (loss) under Canadian GAAP	$(4,214)	$(7,485)	$24,938	$(17,453)	$(4,214)

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	As of September 30, 2004

	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated

	(Amounts in thousands)
RECONCILIATION OF SHAREHOLDERS’ EQUITY (DEFICIENCY) TO CANADIAN GAAP
As reported under U.S. GAAP	$80,101	$(120,979)	$(99,203)	$220,182	$80,101
Adjustment for interest rate swaps	2,641	2,085	556	(2,641)	2,641
Accounting for business combinations	1,145	—	1,145	(1,145)	1,145
Accounting for income taxes	(1,900)	—	—	—	(1,900)
Adjustment for accretion on subordinated notes	(2,045)	(2,045)	—	2,045	(2,045)
Adjustment for amortization of subordinated notes issue costs	123	123	—	(123)	123
Adjustment for amortization of debt financing costs	266	266	—	(266)	266
Reclassification of conversion feature of subordinated notes outside shareholders’ equity	16,269	—	—	—	16,269
Other comprehensive loss	(224)	(224)	(224)	448	(224)

Shareholders’ equity (deficiency) under Canadian GAAP	$96,376	$(120,774)	$(97,726)	$218,500	$96,376

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	As of March 31, 2004

	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated

	(Amounts in thousands)
BALANCE SHEET
Assets
Cash and cash equivalents	$1,005	$(9)	$6,093	$—	$7,089
Accounts receivable, net	180	75	128,990	—	129,245
Investment in films and television programs	—	—	406,170	—	406,170
Property and equipment	87	236	29,338	—	29,661
Goodwill	—	—	166,804	—	166,804
Other assets	141	14,246	9,327	—	23,714
Investment in subsidiaries	226,691	215,109	—	(441,800)	—
Future income taxes	1,824	—	(1,824)	—	—

	$229,928	$229,657	$744,898	$(441,800)	$762,683

Liabilities and Shareholders’ Equity (Deficiency)
Bank loans	$—	$324,700	$1,474	$—	$326,174
Accounts payable and accrued liabilities	1,183	8,850	119,691	—	129,724
Film obligations	—	—	114,068	—	114,068
Subordinated notes		60,000	5,000	—	65,000
Mortgages payable	—	—	19,041	—	19,041
Deferred revenue	—	—	38,932	—	38,932
Minority interests	—	—	135	—	135
Intercompany payables (receivables)	(103,124)	(144,035)	262,738	(15,579)	—
Intercompany equity	262,260	93,217	306,545	(662,022)	—
Shareholders’ equity (deficiency)	69,609	(113,075)	(122,726)	235,801	69,609

	$229,928	$229,657	$744,898	$(441,800)	$762,683

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	As of March 31, 2004

	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated

	(Amounts in thousands)
RECONCILIATION OF SHAREHOLDERS’ EQUITY (DEFICIENCY) TO CANADIAN GAAP
As reported under U.S. GAAP	$69,609	$(113,075)	$(122,726)	$235,801	$69,609
Adjustment for interest rate swaps	2,957	2,957	—	(2,957)	2,957
Accounting for business combinations	1,145	—	1,145	(1,145)	1,145
Accounting for income taxes	(1,900)	—	(1,900)	1,900	(1,900)
Adjustment for accretion on subordinated notes	(809)	(809)	—	809	(809)
Adjustment for amortization of subordinated notes issue costs	48	48	—	(48)	48
Adjustment for amortization of debt financing costs	98	98	—	(98)	98
Reclassification of conversion feature of subordinated notes outside shareholders’ equity	16,269	—	—	—	16,269
Other comprehensive loss	(590)	(590)	(590)	1,180	(590)

Shareholders’ equity (deficiency) under Canadian GAAP	$86,827	$(111,371)	$(124,071)	$235,442	$86,827

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Six Months Ended September 30, 2003

	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated

	(Amounts in thousands)
STATEMENT OF OPERATIONS
Revenues	$822	$—	$146,016	$(452)	$146,386
Expenses:
Direct operating	—	—	70,596	—	70,596
Distribution and marketing	—	—	68,250	—	68,250
General and administration	1,415	4,316	9,068	(452)	14,347
Depreciation	72	284	674	—	1,030

Total expenses	1,487	4,600	148,588	(452)	154,223

Operating Loss	(665)	(4,600)	(2,572)	—	(7,837)

Other Expenses:
Interest	32	3,101	1,076	—	4,209
Interest rate swaps mark-to-market	—	(262)	—	—	(262)

Total other expenses	32	2,839	1,076	—	3,947

Loss Before Equity Interests and Income Taxes	(697)	(7,439)	(3,648)	—	(11,784)
Equity interests	(11,595)	(6,083)	(1,011)	17,678	(1,011)

Loss Before Income Taxes	(12,292)	(13,522)	(4,659)	17,678	(12,795)
Income tax( provision) benefit	(734)	1	502	—	(231)

Net Loss	$(13,026)	$(13,521)	$(4,157)	$17,678	$(13,026)

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Six Months Ended September 30, 2003

	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated

	(Amounts in thousands)
STATEMENT OF CASH FLOWS
Net cash flows provided by (used in) operating activities	$(7,211)	$(21,304)	$1,763	$—	$(26,752)

Financing activities:
Issuance of common shares	30,765	—	—	—	30,765
Redemption of Series A preferred shares	(18,090)	—	—	—	(18,090)
Dividends paid on Series A preferred shares	(254)	—	—	—	(254)
Increase (decrease) in bank loans	5,181	15,000	—	—	20,181
Decrease in production loans	—	—	(54)	—	(54)
Increase (decrease) in debt	(11,867)	—	4,375	—	(7,492)

Net cash flows provided by financing activities	5,735	15,000	4,321	—	25,056

Investing activities:
Purchase of property and equipment	—	(115)	(120)	—	(235)

Net cash flows used in investing activities	—	(115)	(120)	—	(235)

Net change in cash and cash equivalents	(1,476)	(6,419)	5,964	—	(1,931)
Foreign exchange effect on cash	2,683	209	(2,218)	—	674
Cash and cash equivalents — beginning of period	(126)	1,706	5,271	—	6,851

Cash and cash equivalents — end of period	$1,081	$(4,504)	$9,017	$—	$5,594

	Six Months Ended September 30, 2003

	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated

	(Amounts in thousands)
RECONCILIATION OF NET LOSS TO CANADIAN GAAP
As reported under U.S. GAAP	$(13,026)	$(13,521)	$(4,157)	$17,678	$(13,026)
Adjustment for capitalized pre-operating costs	(308)	(308)	(308)	616	(308)
Adjustment for interest rate swaps	(262)	(262)	—	262	(262)
Accounting for stock based compensation	186	186	—	(186)	186

Net loss under Canadian GAAP	$(13,410)	$(13,905)	$(4,465)	$18,370	$(13,410)

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17.	Subsequent Events

      Issuance of Convertible Senior Subordinated Notes. On October 4, 2004, the Issuer sold $150.0 million 2.9375% Convertible Senior Subordinated Notes (“2.9375% Notes”) with a maturity date of October 15, 2024 and received $146.0 million of net proceeds after paying placement agents’ fees. The Company estimates offering expenses to be $0.5 million. The 2.9375% Notes are convertible at the option of the holder, upon satisfaction of certain conversion contingencies, into common shares of Lions Gate Entertainment Corp. at a conversion rate of 86.9565 shares per $1,000 principal amount of 2.9375% Notes, which is equal to a conversion price of approximately $11.50 per share, subject to adjustment upon certain events.

      Credit Facility. On September 22, 2004, the Company entered into an amendment to the credit facility described in note 5 that provided for the repayment of $60.0 million of term loans from proceeds received by the Company from their sale of $150.0 million 2.9375% Notes. On October 4, 2004, as described above, the Company sold $150.0 million 2.9375% Notes and received $146.0 million of net proceeds after paying placement agents’ fees. The proceeds were used to repay $60.0 million of term loans, thereby reducing the credit facility to $290 million in October 2004. Remaining proceeds were used to repay outstanding indebtedness under the revolving credit facility.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

      We are an independent producer and distributor of film and television entertainment content. We release approximately 15 motion pictures theatrically per year. Our theatrical releases include films we produce in-house and films we acquire from third parties. We also have produced approximately 150 hours of television programming on average each of the last four years. We anticipate a decrease in the number of hours produced in the current fiscal year as we focus on owned content non-fiction programming and less on “work for hire” non-fiction programming. Our disciplined approach to production, acquisition and distribution is designed to maximize our profit by balancing our financial risks against the probability of commercial success of each project. We distribute our library of approximately 6,200 motion picture titles and 1,800 television episodes directly to retailers, video rental stores, pay and free television channels and indirectly to international markets through third parties. Our rights to titles in our library vary; in some cases we have only the right to distribute titles for a limited term. We also own an interest in CinemaNow, an internet video-on-demand provider, and own and operate a film and television production studio. On December 15, 2003, we completed our acquisition of Artisan Entertainment Inc., or Artisan, which added a diversified motion picture, family and home entertainment company to our company. The fully integrated distribution network we acquired from Artisan includes direct-to-store distribution capabilities and expanded output capabilities with pay television and pay-per-view providers. Our unaudited condensed consolidated statements of operations for the three and six months ended September 30, 2004 includes the results of the Company on a consolidated basis including Artisan and our unaudited condensed consolidated statements of operations for the three and six months ended September 30, 2003 does not include Artisan.

      Our revenues are derived from the following business segments:

•	Motion Pictures, which includes Theatrical, Home Entertainment, Television and International Distribution. Theatrical revenues are derived from the domestic theatrical release of motion pictures in North America. Home entertainment revenues are derived from the sale of video and DVD releases of our own productions and acquired films, including theatrical releases and direct-to-video releases. Television revenues are primarily derived from the licensing of our productions and acquired films to the domestic cable, free and pay television markets. International revenues are derived from the licensing of our productions and acquired films to international markets on a territory-by-territory basis.

•	Television, which includes the licensing to domestic and international markets of one-hour drama series, television movies and mini-series and non-fiction programming.

•	Studio Facilities, which includes Lions Gate Studios and the leased facility Eagle Creek Studios, which derive revenue from rental of sound stages, production offices, construction mills and storage facilities to film and television producers.

      Our primary operating expenses include the following:

•	Direct Operating Expenses, which primarily includes amortization of film and television production or acquisition costs, participation and residual expenses.

•	Distribution and Marketing Expenses, which primarily include the costs of theatrical “prints and advertising” and of video and DVD duplication and marketing.

•	General and Administration Expenses, which include salaries and other overhead.

Recent Developments

      Generally Accepted Accounting Principles (“GAAP”). On March 29, 2004, the new British Columbia Business Corporations Act came into force, which allows us to prepare our financial statements either under Canadian or U.S. GAAP. We have elected to prepare financial statements under U.S. GAAP commencing April 1, 2004. Therefore, these consolidated financial statements have been prepared in accordance with

U.S. GAAP and amounts previously reported under Canadian GAAP have been restated under U.S. GAAP. Under U.S. GAAP, we applied the equity method of accounting to CinéGroupe Corporation (“CinéGroupe”) until January 1, 2004 and under Canadian GAAP we consolidated CinéGroupe until January 1, 2004. Effective January 1, 2004, for both U.S. and Canadian GAAP we accounted for CinéGroupe (which has been written down to zero) under the cost method since we no longer had the ability to significantly influence CinéGroupe. We must disclose and quantify material differences with Canadian GAAP in our interim and annual financial statements for the next two fiscal years from April 1, 2004. The differences for the three and six months ended September 30, 2004 are described in note 15 of our accompanying consolidated financial statements.

      Exercise of Warrants. During the six months ended September 30, 2004, 2,020,050 warrants were exercised and 2,020,050 common shares were issued. The Company received $10.1 million of proceeds.

      CinemaNow. In July 2004, we purchased $0.2 million Series D Convertible Preferred Shares as part of an $11 million round of financing secured by CinemaNow. The round of financing decreased our voting and economic interests from approximately 54% to 30%. During the three months ended September 30, 2004, we recorded losses of $0.2 million as other equity interests in the consolidated statements of operations. Therefore the investment in CinemaNow is nil at September 30, 2004.

      Non-fiction programming. In July 2004, we entered into a transaction with Creative Differences Productions Inc., a company wholly owned by a former employee of Lions Gate who was primarily responsible for Termite Art. As a result of this transaction, Creative Differences Productions Inc. assumed the responsibility for the San Fernando Valley premises and its operations. The transaction resulted in a gain of $0.7 million recorded as other income in the consolidated statement of operations for the three and six months ended September 30, 2004. The transaction also resulted in a reduction of non-fiction programming hours for the three and six months ended September 30, 2004 compared to previous periods. The Company retained the distribution operations of Termite Art.

      Issuance of Convertible Senior Subordinated Notes. On September 29, 2004, Lions Gate Entertainment Inc. (the “Issuer”), a wholly owned subsidiary of the Company, entered into a purchase agreement to sell 2.9375% Convertible Senior Subordinated Notes (“2.9375% Notes”) to several initial purchasers. On October 4, 2004, the Issuer sold $150.0 million 2.9375% Notes with a maturity date of October 15, 2024 and received $146.0 million of net proceeds after paying placement agents’ fees. The Company estimates offering expenses to be $0.5 million. The 2.9375% Notes are convertible at the option of the holder, upon satisfaction of certain conversion contingencies, into common shares of Lions Gate Entertainment Corp. at a conversion rate of 86.9565 shares per $1,000 principal amount of 2.9375% Notes, which is equal to a conversion price of approximately $11.50 per share, subject to adjustment upon certain events. The proceeds were used for repayment of outstanding indebtedness under our credit facility.

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

      Goodwill. Goodwill is assessed for impairment at least annually within each fiscal year or if an event occurs or circumstances change that more-likely-than-not reduces the fair value of a reporting unit below its carrying value. The Company completed its annual impairment tests as required under SFAS 142 and CICA 3062, with the most recent test completed at December 31, 2003. No events have occurred or circumstances changed subsequent to December 31, 2003, that would cause the Company to perform an interim impairment test. Determining the fair value of reporting units requires various assumptions and estimates.

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

Recent Accounting Pronouncements

      Statement of Financial Accounting Standards No. 123R. On October 13, 2004, the Financial Accounting Standards Board reached a conclusion on Statement 123R, Share-Based Payment. The Statement would require all public companies accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments to account for these types of transactions using a fair-value-based method. The Statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees for interim or annual periods beginning after June 15, 2005. The Company will be required to apply Statement 123R beginning July 1, 2005. The Statement offers the Company alternative methods of adopting the final rule. At the present time, the Company has not yet determined which method it will use nor has it determined the financial statement impact.

Results of Operations

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

      Consolidated revenues this quarter of $231.1 million increased $138.0 million, or 148.2%, compared to $93.1 million in the prior year’s quarter.

      Motion pictures revenue of $202.8 million this quarter increased $136.3 million, or 205.0%, compared to $66.5 million in the prior year’s quarter due to significant releases during the quarter and revenues generated by Artisan titles. Theatrical revenue of $48.3 million this quarter increased $41.0 million, or 561.6%, compared to $7.3 million in the prior year’s quarter. Significant theatrical releases this quarter included Open Water and The Cookout. Fahrenheit 9/11 released at the end of the previous quarter also generated significant revenues this quarter. The most significant theatrical release in the prior year’s quarter was Cabin Fever. Video revenue of $129.8 million this quarter increased $84.4 million, or 185.9%, compared to $45.4 million in the prior year’s quarter. Significant video releases this quarter included The Punisher, Barbie in the Prince and the Pauper, Dirty Dancing: Havana Nights and Godsend. Significant video releases in the prior year’s quarter included House of 1000 Corpses, Confidence and Will & Grace Season 1. International revenue of $15.2 million this quarter increased $5.4 million, or 55.1%, compared to $9.8 million in the prior year’s quarter. Significant international sales this quarter include Open Water and Cube Zero. Television revenue from motion pictures of $9.1 million this quarter increased $6.5 million, or 250.0%, compared to $2.6 million in the prior year’s quarter. Significant television license fees this quarter included House of the Dead and Cabin Fever.

      Television production revenue of $26.9 million this quarter increased by $2.0 million, or 8.0%, from $24.9 million in the prior year’s quarter. This quarter, 18 hours of one-hour drama series were delivered domestically contributing revenue of $18.3 million and international and other revenue on one-hour drama series was $5.1 million. Also this quarter, television movies contributed revenue of $2.7 million and video releases of television product contributed revenue of $0.5 million. In the prior year’s quarter, 14 hours of one-hour drama series were delivered domestically contributing revenue of $14.0 million and international and other revenue on one-hour drama series was $4.8 million, television movies contributed revenue of $3.1 million, video releases of television product contributed $0.7 million and non-fiction programming contributed revenue of $1.9 million. Domestic deliveries of one-hour drama series this quarter included Missing and Dead Zone. Television movies this quarter included Baby For Sale. An insignificant amount of non-fiction programming hours were delivered during the quarter compared to 18.5 hours in the prior year’s quarter. The decrease in hours is due to the disposition in July 2004 of the production operations of Termite Art, a division of the television segment.

      Studio facilities revenue of $1.4 million this quarter decreased $0.2 million, or 12.5%, compared to $1.6 million in the prior year’s quarter due primarily to a decrease in rental rates quarter over quarter. We anticipate a continued decrease in revenues for fiscal 2005, compared to fiscal 2004, due to a decrease in occupancy rates.

      Direct operating expenses primarily include amortization of film and television production or acquisition costs, participation and residual expenses. Direct operating expenses of $94.3 million for the quarter were 40.8% of revenue, compared to direct operating expenses of $48.1 million, which were 51.7% of revenue in the prior year’s quarter. Direct operating expenses as a percentage of revenue for the motion pictures segment decreased quarter over quarter due to write-downs of unamortized film costs in the prior year’s quarter.

      Distribution and marketing expenses of $104.2 million increased $69.6 million, or 201.2%, compared to $34.6 million in the prior year’s quarter due to significant releases during the quarter and to costs associated with revenues generated by Artisan titles. Theatrical prints and advertising (“P&A”) this quarter of $50.4 million increased $34.3 million, or 213.0%, compared to $16.1 million in the prior year’s quarter. Theatrical P&A this quarter included significant expenditures on the release of titles such as Open Water, Fahrenheit 9/11 and The Cookout. Video distribution and marketing costs on motion picture and television product this quarter of $50.3 million increased $33.6 million, or 201.2%, compared to $16.7 million in the prior year’s quarter due to an increase in marketing and duplication costs related to the increase in video revenues generated during the quarter, primarily due to the release of The Punisher, Barbie in the Prince and the Pauper, Dirty Dancing: Havana Nights and Godsend.

      General and administration expenses of $17.9 million this quarter increased $9.9 million, or 123.8%, compared to $8.0 million in the prior year’s quarter primarily due to an increase in salaries and benefits, professional fees and office and operations costs as a result of the increase in the number of employees and volume of operations due to the acquisition of Artisan in December 2003. Salaries and benefits also increased as a result of stock compensation expense related to share appreciation rights. Effective March 31, 2004, Christal Films Distribution Inc. (“Christal”), a variable interest entity, was consolidated under U.S. GAAP and therefore general and administration expenses for Christal are recorded this quarter, but not in the prior year’s quarter. In the current quarter, $0.7 million of production overhead was capitalized compared to $0.8 million in the prior year’s quarter.

      Depreciation of $0.7 million this quarter increased $0.2 million, or 40.0%, compared to $0.5 million in the prior year’s quarter due primarily to the addition of $2.7 million of property and equipment as a result of the purchase of Artisan in December 2003.

      Interest expense of $5.7 million this quarter increased $3.6 million, or 171.4%, compared to $2.1 million in the prior year’s quarter primarily due to an increase in the credit facility balance to finance the acquisition of Artisan in December 2003, interest on the 4.875% Notes from December 2003, interest on promissory notes and advances acquired as part of the acquisition of Artisan and increased deferred financing fees on the amended credit facility and the 4.875% Notes. Interest expense was partially offset by interest capitalized to production costs of $0.2 million this quarter and $0.3 million in the prior year’s quarter.

      Interest rate swaps do not meet the criteria of effective hedges and therefore a fair valuation loss of $0.1 million was recorded this quarter and a fair valuation gain of $0.6 million was recorded in the prior year’s quarter. This quarter includes interest rate swaps with a notional amount of $100 million and CDN$20 million and the prior year’s quarter includes only the interest rate swap with a notional amount of $100 million.

      Other income includes $0.7 million gain on the disposition of assets and liabilities of Termite Art, a division of the television segment, in exchange for cash. Other income also includes $0.1 million reversal of a provision for a promissory note previously provided for as write-down of other assets, due to the collection of cash on the promissory note in October 2004.

      Equity interests of $0.2 million this quarter includes $0.2 million equity interest in the loss of CinemaNow which consists of approximately 30% of the losses of CinemaNow. The investment in CinemaNow made in July 2004 was reduced to nil by September 30, 2004 and therefore the Company will not record any additional losses, as it has no further funding requirements. Equity interests of $0.4 million in the prior year’s quarter includes $0.4 million equity interest in the loss of CinéGroupe which consists of approximately 29% of the net loss of CinéGroupe and an insignificant equity interest in the income of Christal which consists of approximately 75% of the net income of Christal. Effective January 1, 2004, we began accounting for CinéGroupe under the cost method of accounting, as we no longer had the ability to significantly influence CinéGroupe due to a CCAA filing, and therefore no equity interest is recorded this quarter. Effective March 31, 2004, Christal was consolidated under U.S. GAAP and therefore no equity interest is recorded this quarter.

      Net income for the three months ended September 30, 2004 was $8.3 million, or basic earnings per share of $0.09 on 96.3 million weighted average shares outstanding. Diluted earnings per share for the three months ended September 30, 2004 were $0.08. This compares to net loss for the three months ended September 30, 2003 of $0.3 million or loss per share of $0.01 on 59.5 million weighted average common shares outstanding (after giving effect to the Series A Preferred Share dividends and accretion on the Series A Preferred Shares). In February 2004, we exercised our right to convert all remaining preferred shares to common shares. Therefore, for the three months ended September 30, 2004, there are no Series A Preferred Share dividends and accretion on the Series A Preferred Shares.

      Under Canadian GAAP, the net income for the three months ended September 30, 2004 was $7.9 million and net loss for the three months ended September 30, 2003 was $0.8 million. Net income for the three months ended September 30, 2004 under Canadian GAAP is less than under U.S. GAAP primarily due to accretion on the 4.875% Notes. Under Canadian GAAP, the conversion feature on the 4.875% Notes is valued at $16.3 million and the difference between the principal amount of $60.0 million and the original net carrying amount of $42.7 million is accreted as a charge to interest expense over the seven-year period from the date of issuance to the date of maturity. Net loss for the three months ended September 30, 2003 is more under Canadian GAAP than under U.S. GAAP primarily due to the fair valuation gains on the interest rate swap mark-to-market. Under Canadian GAAP, the interest rate swap was considered an effective hedge until March 31, 2004, and therefore fair market valuation gains are not recorded in the consolidated statements of operations.

Six Months Ended September 30, 2004 Compared to Six Months Ended September 30, 2003

      Consolidated revenues for the six months ended September 30, 2004 of $419.8 million increased $273.4 million, or 186.7%, compared to $146.4 million for the six months ended September 30, 2003.

      Motion pictures revenue of $361.8 million this period increased $253.4 million, or 233.8%, compared to $108.4 million in the prior year’s period due to significant releases during the period and revenues generated by Artisan titles. Theatrical revenue of $84.4 million this period increased $67.1 million, or 387.9%, compared to $17.3 million in the prior year’s period. Significant theatrical releases this period included Fahrenheit 9/11, The Punisher, Open Water, Godsend and The Cookout. Significant theatrical releases in the prior year’s period included Cabin Fever, House of 1000 Corpses and Confidence. Video revenue of $205.2 million this period increased $136.0 million, or 196.5%, compared to $69.2 million in the prior year’s period. Significant video releases this period included The Punisher, Barbie in the Prince and the Pauper, Dirty Dancing: Havana Nights, Godsend, The Cooler and Girl With A Pearl Earring. Significant video releases in the prior year’s period included House of 1000 Corpses, Confidence, Will & Grace Season 1 and Secretary. International revenue of $55.9 million this period increased $40.0 million, or 251.6%, compared to $15.9 million in the prior year’s period. Significant international sales this period included The Punisher, Godsend, The Prince and Me,

Open Water and Cube Zero. Television revenue from motion pictures of $16.1 million this period increased $11.8 million, or 274.4%, compared to $4.3 million in the prior year’s period. Significant television license fees this period included House of the Dead, Cabin Fever and House of 1000 Corpses.

      Television production revenue of $55.5 million this period increased by $20.9 million, or 60.4%, from $34.6 million in the prior year’s period. This period, 27 hours of one-hour drama series were delivered domestically contributing revenue of $30.2 million and international and other revenue on one-hour drama series was $13.2 million. Also this period, television movies contributed revenue of $8.9 million, video releases of television product contributed revenue of $2.0 million and non-fiction programming contributed revenue of $0.9 million. In the prior year’s period, 16 hours of one-hour drama series were delivered for revenue of $16.3 million and international and other revenue on one-hour drama series was $5.7 million, television movies contributed revenue of $6.4 million, video releases of television product contributed revenue of $2.1 million and non-fiction programming contributed revenue of $3.2 million. Domestic deliveries of one-hour drama series this period included Dead Zone, Missing and 5 Days to Midnight. Television movies this period included Infidelity, Baby For Sale and A Mother’s Gift. 15.0 hours of non-fiction programming were delivered during the period compared to 31.5 hours in the prior year’s period. The decrease in hours is due to the disposition in July 2004 of the production operations of Termite Art, a division of the television segment.

      Studio facilities revenue of $2.4 million this period decreased $0.9 million, or 27.3%, compared to $3.3 million in the prior year’s period due primarily to a decrease in occupancy and rental rates period over period. We anticipate a continued decrease in revenues for fiscal 2005, compared to fiscal 2004, due to a decrease in occupancy rates.

      Direct operating expenses primarily include amortization of film and television production or acquisition costs, participation and residual expenses. Direct operating expenses of $175.1 million for the period were 41.7% of revenue, compared to direct operating expenses of $70.6 million, which were 48.2% of revenue in the prior year’s period. Direct operating expenses as a percentage of revenue for the motion pictures segment decreased period over period due to write-downs of unamortized film costs in the prior year’s period.

      Distribution and marketing expenses of $202.3 million increased $134.0 million, or 196.2%, compared to $68.3 million in the prior year’s period due to significant releases during the period and to costs associated with revenues generated by Artisan titles. Theatrical prints and advertising (“P&A”) this period of $105.3 million increased $66.9 million, or 174.2%, compared to $38.4 million in the prior year’s period. Theatrical P&A this period included significant expenditures on the release of titles such as Open Water, Godsend, Fahrenheit 9/11, The Punisher and The Cookout. Video distribution and marketing costs on motion picture and television product this period of $92.0 million increased $65.6 million, or 248.5%, compared to $26.4 million in the prior year’s period due to an increase in marketing and duplication costs related to the increase in video revenues generated during the period, primarily due to the release of The Punisher, Barbie in the Prince and the Pauper, Dirty Dancing: Havana Nights, Godsend, The Cooler and Girl With A Pearl Earring.

      General and administration expenses of $35.0 million this period increased $20.7 million, or 144.8%, compared to $14.3 million in the prior year’s period primarily due to an increase in salaries and benefits, professional fees and office and operations costs as a result of the increase in the number of employees and volume of operations due to the acquisition of Artisan in December 2003. Salaries and benefits also increased as a result of stock-price bonuses due under employment contracts and stock compensation expense related to share appreciation rights. Effective March 31, 2004, Christal, a variable interest entity, was consolidated under U.S. GAAP and therefore general and administration expenses for Christal are recorded this period, but not in the prior year’s period. In the current period, $1.3 million of production overhead was capitalized compared to $1.5 million in the prior year’s period.

      Depreciation of $1.4 million this period increased $0.4 million, or 40.0%, compared to $1.0 million in the prior year’s period due primarily to the addition of $2.7 million of property and equipment as a result of the purchase of Artisan in December 2003.

      Interest expense of $11.1 million this period increased $6.9 million, or 164.3%, compared to $4.2 million in the prior year’s period primarily due to an increase in the credit facility balance to finance the acquisition of

Artisan in December 2003, interest on the 4.875% Notes from December 2003, interest on promissory notes and advances acquired as part of the acquisition of Artisan and increased deferred financing fees on the amended credit facility and the 4.875% Notes. Interest expense was partially offset by interest capitalized to production costs of $0.4 million this period and $0.6 million in the prior year’s period.

      Interest rate swaps do not meet the criteria of effective hedges and therefore a fair valuation gain of $2.0 million was recorded this period and a fair valuation gain of $0.3 million was recorded in the prior year’s period. This period includes interest rate swaps with a notional amount of $100 million and CDN$20 million and the prior year’s period includes only the interest rate swap with a notional amount of $100 million.

      Other income includes $0.7 million gain on the disposition of assets and liabilities of Termite Art, a division of the television segment, in exchange for cash. Other income also includes $0.1 million reversal of a provision for a promissory note previously provided for as write-down of other assets, due to the collection of cash on the promissory note in October 2004.

      Equity interests of $0.2 million this period includes $0.2 million equity interest in the loss of CinemaNow which consists of approximately 30% of the losses of CinemaNow. The investment in CinemaNow made in July 2004 was reduced to nil by September 30, 2004 and therefore the Company does not record any additional losses, as it has no further funding requirements. Equity interests of $1.0 million in the prior year’s period includes $0.9 million equity interest in the loss of CinéGroupe which consists of approximately 29% of the net loss of CinéGroupe, $0.2 million equity interest in the loss of CinemaNow which consists of approximately 55% of the net loss of CinemaNow and $0.1 million equity interest in the income of Christal which consists of approximately 75% of the net income of Christal. Effective January 1, 2004, we began accounting for CinéGroupe under the cost method of accounting, as we no longer had the ability to significantly influence CinéGroupe due to a CCAA filing, and therefore no equity interest is recorded this period. Effective March 31, 2004, Christal was consolidated under U.S. GAAP and therefore no equity interest is recorded this period.

      Net loss for the six months ended September 30, 2004 was $3.1 million, or loss per share of $0.03 on 95.6 million weighted average shares outstanding. This compares to net loss for the six months ended September 30, 2003 of $13.0 million or loss per share of $0.26 on 53.2 million weighted average common shares outstanding (after giving effect to the Series A Preferred Share dividends and accretion on the Series A Preferred Shares). In February 2004, we exercised our right to convert all remaining preferred shares to common shares. Therefore, for the six months ended September 30, 2004, there are no Series A Preferred Share dividends and accretion on the Series A Preferred Shares.

      Under Canadian GAAP, the net loss for the six months ended September 30, 2004 was $4.2 million and net loss for the six months ended September 30, 2003 was $13.4 million. Net loss for the six months ended September 30, 2004 under Canadian GAAP is more than under U.S. GAAP primarily due to accretion on the 4.875% Notes. Under Canadian GAAP, the conversion feature on the 4.875% Notes is valued at $16.3 million and the difference between the principal amount of $60.0 million and the original net carrying amount of $42.7 million is accreted as a charge to interest expense over the seven-year period from the date of issuance to the date of maturity. Net loss for the six months ended September 30, 2003 is more under Canadian GAAP than under U.S. GAAP primarily due an adjustment for capitalized pre-operating costs. Under Canadian GAAP, pre-operating costs were deferred and amortized. Under U.S. GAAP, all start-up costs were expenses as incurred.

EBITDA

      EBITDA, defined as earnings before interest, interest rate swap mark-to-market, income tax benefit (provision), depreciation and minority interests of $15.4 million for the three months ended September 30, 2004 increased $13.5 million, or 710.5%, compared to EBITDA of $1.9 million for the three months ended September 30, 2003. EBITDA of $8.1 million for the six months ended September 30, 2004 increased $15.9 million compared to EBITDA of negative $7.8 million for the six months ended September 30, 2003.

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

      The following table reconciles EBITDA to net income (loss):

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003

EBITDA, as defined	$15,360	$1,878	$8,081	$(7,818)
Depreciation	(714)	(488)	(1,389)	(1,030)
Interest	(5,652)	(2,149)	(11,076)	(4,209)
Interest rate swaps mark-to-market	(71)	576	1,989	262
Minority interests	(144)	—	(21)	—
Income tax provision	(449)	(91)	(716)	(231)

Net income (loss)	$8,330	$(274)	$(3,132)	$(13,026)

      Refer to note 15 of the consolidated financial statements for reconciliation of net income (loss) reported under U.S. GAAP to net income (loss) reported under Canadian GAAP.

Liquidity and Capital Resources

      Our liquidity and capital resources are provided principally through cash generated from operations, issuance of common shares and debt instruments, including a $350 million credit facility with JP Morgan. On September 22, 2004, the Company entered into an amendment to the credit facility that provided for the repayment of $60.0 million of term loans from proceeds received by the Company from their sale of $150.0 million 2.9375% Notes. On October 4, 2004, the Company sold $150.0 million 2.9375% Notes and received $146.0 million of net proceeds after paying placement agents’ fees. The proceeds were used to repay $60.0 million of term loans, thereby reducing the credit facility to $290 million in October 2004. Remaining proceeds were used to repay outstanding indebtedness under our revolving credit facility.

      Credit Facility. The Company has a $350 million credit facility consisting of a $200 million U.S. dollar-denominated revolving credit facility, a $15 million Canadian dollar-denominated revolving credit facility and a $135 million U.S. dollar-denominated term-loan. At September 30, 2004, the Company had borrowed $260.3 million (March 31, 2004 — $324.7 million) under the credit facility. The credit facility expires December 31, 2008 and bears interest in the case of revolving credit facility loans at 2.75% over the Adjusted LIBOR or the Canadian Bankers Acceptance rate, or 1.75% over the U.S. or Canadian prime rates and in the case of the term loan at 3.25% over the Adjusted LIBOR, or 2.25% over the U.S. prime rates. The principal amount of the term loan is payable in four annual installments of $20 million commencing in December 2004 and a fifth installment of $55 million payable in December 2008. In anticipation of the proceeds from the 2.9375% Notes received on October 4, 2004, the Company repaid $60 million of the term loan with the revolving credit facility on September 30, 2004. The principal amount of the term loans is now payable in three annual installments of $20 million commencing in December 2005 and a fifth installment of $15 million is payable in December 2008. The availability of funds under the credit facility is limited by the borrowing base, which is calculated on a monthly basis. The borrowing base assets at September 30, 2004 totaled $395.0 million (March 31, 2004 — $390.9 million). At September 30, 2004, the revolving credit facility had an average variable interest rate of 4.99% on principal of $185.3 million under the U.S. dollar credit facility, and an average variable interest rate of 5.23% on principal of $75.0 million under the term loan. The Company had not drawn on the Canadian dollar credit facility as of September 30, 2004. The Company is required to pay a monthly commitment fee of 0.50% per annum on the total credit facility of $350.0 million less the amount drawn. Right, title and interest in and to all personal property of Lions Gate Entertainment Corp. and Lions Gate Entertainment Inc. is being pledged as security for the credit facility. The credit facility is senior to the Company’s film obligations, subordinated notes and mortgages payable. The credit facility restricts the Company from paying cash dividends on its common shares. The Company entered into a $100 million interest rate swap at an interest rate of 3.08%, commencing January 2003 and ending September 2005. The swap is in effect as long as three month LIBOR is less than 5.0%. Fair market value of the interest rate swap at September 30, 2004 is negative $0.6 million (March 31, 2004 — negative $2.3 million). The fair valuation gains for the three and six months ended September 30, 2004 are $0.1 million and $1.7 million respectively (2003 — gains of $0.6 million and $0.3 million, respectively).

      Filmed Entertainment Backlog. Backlog represents the amount of future revenue not yet recorded from executed contracts for the licensing of films and television product for television exhibition and in international markets. Backlog at September 30, 2004 and at March 31, 2004 is approximately $86.2 million and $114.1 million, respectively. At March 31, 2004 backlog included significant international contracts on titles such as The Punisher, Godsend and The Prince and Me, some of which were recognized as revenue during the six months ended September 30, 2004.

      Cash Flows Provided by (Used in) Operating Activities. Cash flows provided by operating activities in the six months ended September 30, 2004 were $49.3 million compared to cash flows used in operating activities of $26.8 million in the six months ended September 30, 2003. This period cash flows from operations increased as a result of increased revenues, offset by increased operating expenses; film obligations increased, offset by an increase in accounts receivable and investment in films and television programs.

      Cash Flows Provided by (Used in) Financing Activities. Cash flows used in financing activities of $53.6 million in the six months ended September 30, 2004 were primarily due to the repayment of bank loans of $63.7 million, offset by the issuance of common shares mainly for the exercise of warrants of $12.1 million. Cash flows provided by financing activities of $25.1 million in the six months ended September 30, 2003 were primarily $30.8 million net proceeds from the issuance of common shares and $20.2 million proceeds from bank loans, offset by $18.1 million payment for the repurchase of Series A preferred shares.

      Cash Flows Provided by (Used in) Investing Activities. Cash flows provided by investing activities of $0.7 million in the six months ended September 30, 2004 consist of $0.9 million received on the disposition of the assets and liabilities of Termite Art, a division of the television segment, less $0.2 million for purchases of property and equipment. Cash flows used in investing activities of $0.2 million in the six months ended September 30, 2003 were for purchases of property and equipment.

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

      Future annual repayments on debt and other obligations, initially incurred for a term of more than one year, as of September 30, 2004 are as follows:

	Year Ended March 31,

	2005	2006	2007	2008	2009	Thereafter	Total

	(Amounts in thousands)
Bank loans	$2,310	$20,000	$20,000	$20,000	$200,300	$—	$262,610
Film obligations — Film productions	9,165	4,611	—	—	—	—	13,776
Film obligations — Minimum guarantees initially incurred for a term of more than one year	1,373	5,513	8,120	4,161	—	—	19,167
Subordinated notes	—	5,000	—	—	—	60,000	65,000
Mortgages payable	547	2,610	1,030	1,908	12,808	—	18,903

	$13,395	$37,734	$29,150	$26,069	$213,108	$60,000	$379,456

      Debt and other obligations due during the six months ended March 31, 2005 of $13.4 million consist primarily of $9.2 million of film production obligations. The term loan repayment originally due in December 2004 was repaid in October 2004, in accordance with an amendment to our credit facility, from proceeds from the sale of $150.0 million 2.9375% Notes on October 4, 2004. Other repayments due are expected to be paid through cash generated from operations or from the available borrowing capacity from our revolving credit facility or the remaining term loan.

      Commitments. The table below presents future commitments under contractual obligations at September 30, 2004 by expected maturity date.

	Year Ended March 31,

	2005	2006	2007	2008	2009	Thereafter	Total

	(Amounts in thousands)
Operating leases	$1,697	$2,762	$2,249	$2,130	$452	$—	$9,290
Employment and consulting contracts	7,747	8,401	3,825	1,089	—	—	21,062
Unconditional purchase obligations	18,182	18,041	—	—	—	—	36,223
Distribution and marketing commitments	14,958	10,500	—	—	—	—	25,458

	$42,584	$39,704	$6,074	$3,219	$452	$—	$92,033

      Unconditional purchase obligations relate to the purchase of film rights for future delivery and advances to producers. Amounts due during the six months ended March 31, 2005 of $42.6 million are expected to be paid through cash generated from operations or from the available borrowing capacity from our revolving credit facility or remaining term loan with JP Morgan.

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

      Currency Rate Risk. We incur certain operating and production costs in foreign currencies and are subject to market risks resulting from fluctuations in foreign currency exchange rates. Our principal currency exposure is between Canadian and U.S. dollars, although this exposure has been significantly mitigated through the structuring of the revolving credit facility as a $15 million Canadian dollar-denominated credit facility and $200 million U.S. dollar-denominated credit facility. Each facility is borrowed and repaid in the respective country of origin in local currency. We also enter into forward foreign exchange contracts to hedge future production expenses denominated in Canadian dollars. These forward exchange contracts do not subject us to risk from exchange rate movements because gains and losses on the contracts offset losses and gains on the transactions being hedged. Gains and losses on the foreign exchange contracts are capitalized and recorded as production costs when the gains and losses are realized. As of September 30, 2004, the Company had contracts to sell US$7.4 million in exchange for CDN$9.7 million over a period of sixteen weeks at a weighted average exchange rate of CDN$1.3138. During the six months ended September 30, 2004, the Company completed foreign exchange contracts denominated in Canadian dollars. The net losses resulting from the completed contracts were an insignificant amount. Unrealized gains for the six months ended September 30, 2004 amounted to $0.4 million and are included in accumulated other comprehensive income (loss), a separate component of shareholders’ equity. These contracts are entered into with a major financial institution as counterparty. The Company is exposed to credit loss in the event of nonperformance by the counterparty, which is limited to the cost of replacing the contracts, at current market rates. The Company does not require collateral or other security to support these contracts. We currently intend to continue to enter into such contracts to hedge against future material foreign currency exchange rate risks.

      Interest Rate Risk. We are exposed to cash flow risk due to changes in market interest rates related to our bank loans, which bear interest on borrowings outstanding at various time intervals and at market rates based on either the Canadian prime rate or the U.S. prime rate, plus a margin ranging from — 0.38% to 1.00% at September 30, 2004. Our principal risk with respect to our bank loans is interest rate risk, to the extent not mitigated by interest rate swaps.

      The Company entered into a $100 million interest rate swap at an interest rate of 3.08%, commencing January 2003 and ending September 2005. The swap is in effect as long as three month LIBOR is less than 5.0%. This contract is entered into with a major financial institution as counterparty. The Company is exposed to credit loss in the event of nonperformance by the counterparty, which is limited to the cost of replacing the contract, at current market rates. The Company does not require collateral or other security to support this contract. Fair market value of the interest rate swap at September 30, 2004 is negative $0.6 million (March 31, 2004 — negative $2.3 million). The fair valuation gain for the six months ended September 30, 2004 is $1.7 million (2003 — $0.3 million). A subsidiary of the Company entered into a CDN$20 million interest rate swap at a fixed interest rate of 5.62%, commencing September 2003 and ending September 2008. This contract is entered into with a major financial institution as counterparty. The subsidiary is exposed to credit loss in the event of nonperformance by the counterparty, which is limited to the cost of replacing the contract, at current market rates. The subsidiary does not require collateral or other security to support this contract. The subsidiary entered into the interest rate swap as a condition of its loan which states the interest rates under the facility are to be fixed either by way of a fixed rate term loan or by way of an interest rate swap. If the subsidiary had not entered into the interest rate swap it would have refinanced its debt at a fixed rate. Fair market value of the interest rate swap at September 30, 2004 is negative $0.3 million (March 31, 2004 — negative $0.6 million). The fair valuation gain for the six months ended September 30, 2004 is $0.3 million (2003 — nil).

      The table below presents principal debt repayments and related weighted average interest rates for our bank loans, subordinated notes and mortgages payable at September 30, 2004.

	Year Ended March 31,

	2005	2006	2007	2008	2009	Thereafter	Total

	(Amounts in thousands)
Bank loans:
Variable(1)	$—	$20,000	$20,000	$20,000	$200,300	$—	$260,300
Variable(2)	2,310	—	—	—	—	—	2,310
Subordinated notes:
Fixed(3)	—	—	—	—	—	60,000	60,000
Fixed(4)	—	5,000	—	—	—	—	5,000
Mortgages payable:
Fixed(5)	547	2,610	1,030	1,908	12,808	—	18,903

	$2,857	$27,610	$21,030	$21,908	$213,108	$60,000	$346,513

(1)	Term loan and revolving credit facility, which expires December 31, 2008. Weighted average variable interest rate on principal of $75.0 million equal to U.S. prime plus 0.48% and weighted average variable interest rate on principal of $185.3 million equal to U.S. prime plus 0.24%.

(2)	Operating line of credit available to a subsidiary. Average variable interest rate of Canadian prime plus 0.50%.

(3)	4.875% Notes with fixed interest rate equal to 4.875%.

(4)	Promissory notes with fixed interest rate equal to 7.5%.

(5)	Loans with property, buildings and equipment provided as collateral. Average fixed interest rate equal to 5.86%.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

      The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. As of September 30, 2004, the end of the period covered by this report, the company had carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures. Based on that evaluation, except as described below, our Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures were effective. The company reviews its disclosure controls and procedures on an on going basis and may from time to time make changes aimed at enhancing their effectiveness and to ensure that they evolve with the company’s business.

      As reported in Item 9A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2004, our independent auditors reported to our Audit Committee certain matters involving internal controls that our independent auditors considered to be reportable conditions under standards established by the American Institute of Certified Public Accountants in connection with our fiscal year-end financial statements. The reportable conditions generally related to the financial close process, including account analysis. We acquired Artisan on December 15, 2003. From the date of acquisition the Company began the process of integrating Artisan and converting our accounting systems to that of Artisan’s, both of which contributed to the conditions described above.

      With the completion of the acquisition of Artisan in December 2003 and much of the integration complete, management is actively working to address these matters and continued to make significant improvements in the financial close process during its second quarter of fiscal 2005 resulting in a timely filing of each quarterly report on Form 10-Q filed in this fiscal year. Although the complete remediation of the reportable conditions will take some time, Management continues to add and reallocate accounting staff and resources appropriately and put in place processes and systems to further improve its control processes.

Changes in Internal Control over Financial Reporting

      Certain improvements were made in the internal controls during the second quarter of fiscal 2005. These improvements included developing more detailed closing schedules, better coordination and communication among departments, obtaining additional resources on a temporary basis and performing more formalized account analysis and review procedures. Further improvements in internal controls will include the addition of personnel on a permanent basis.

PART II

Item 4.	Submissions of Matters to a Vote of Security Holders.

      On September 14, 2004, the Company held its annual meeting of shareholders. Below is a summary of the matters voted on at the meeting.

      An election of directors was held with the following persons being elected directors:

Name	Votes For	Votes Withheld

Michael Burns	85,711,516	314,410
Drew Craig	64,429,240	21,596,686
Arthur Evrensel	82,578,950	3,446,976
Jon Feltheimer	85,717,493	308,433
Morley Koffman	85,800,376	225,550
Andre Link	85,496,291	529,635
Harald Ludwig	85,820,626	205,300
G. Scott Paterson	66,407,726	19,618,200
Daryl Simm	86,014,426	11,500
Harry Sloan	86,023,926	2,000

      Other matters voted upon and approved at the meeting, and the number of votes cast with respect to each matter were as follows:

Matter

		Votes	Votes	Votes
		For	Against	Withheld

1.	To approve a resolution to amend the Company’s Articles	86,691,679	302,621	83,769
2.	To approve a resolution to adopt the 2004 Performance Incentive Plan	35,637,291	23,954,882	100,709

Matter

		Votes	Votes
		For	Withheld

3.	To approve the re-appointment of Ernst & Young LLP as the Company’s auditors for fiscal 2005 and to authorize the Audit Committee to determine the remuneration to be paid to the auditors	86,701,218	34,941

      Under applicable British Columbia law, abstentions and broker non-votes are not tabulated. Abstentions and broker non-votes are not counted in determining a quorum or the number of shares necessary for approval.

      The Company’s Series B preferred shareholder, Mark Amin, elected himself as a director.

Item 6.	Exhibits

      Exhibits filed for Lions Gate through the filing of this Form 10-Q.

Exhibit
Number		Description of Documents

3.1		Articles of Incorporation
3.2		Notice of Articles
4.1	(1)	Indenture dated October 4, 2004 by and among Lions Gate Entertainment Corp., Lions Gate Entertainment Inc. and J.P. Morgan Trust Company, National Association, as Trustee
4.2	(1)	Form of 2.9375% Convertible Senior Subordinated Notes Due 2024
4.3	(1)	Form of Guaranty of 2.9375% Convertible Senior Subordinated Notes Due 2024
4.4	(1)	Registration Rights Agreement dated October 4, 2004 between Lions Gate Entertainment Corp., Lions Gate Entertainment Inc., SG Cowen & Co., LLC and Thomas Weisel Partners LLC
10.1	(1)	Purchase Agreement dated September 29, 2004 by and among Lions Gate Entertainment Corp., Lions Gate Entertainment Inc., SG Cowen & Co., LLC and Thomas Weisel Partners LLC
10.2	(1)	Amendment No. 2 to the Amended and Restated Credit, Security, Guaranty and Pledge Agreement, dated as of September 22, 2004, by and among Lions Gate Entertainment Corp., Lions Gate Entertainment Inc., the Guarantors referred to therein, the Lenders referred to therein, JP Morgan Chase Bank, JP Morgan Chase Bank (Toronto Branch), Fleet National Bank and BNP Paribas, dated as of December 15, 2003
31.1		Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on October 4, 2004.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIONS GATE ENTERTAINMENT CORP.

By:	/s/ JAMES KEEGAN

James Keegan
Chief Financial Officer

Date: November 9, 2004