Form 10-Q
period 2004-12-31
LIONS GATE ENTERTAINMENT CORP /CN/
filed 2005-02-09
CIK 929351

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

or

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑     No ☐

     As of February 8, 2005, 100,945,189 shares of the registrant’s no par value common shares were outstanding.

PART I

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures
PART II
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 6.	Exhibits
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1

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

     Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, those risk factors found in our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 9, 2005, which is incorporated herein by reference.

Item 1. Financial Statements

LIONS GATE ENTERTAINMENT CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2004	2004
	(Unaudited)	(Note 2)
	(All amounts in thousands,
	except share
	amounts)
ASSETS
Cash and cash equivalents	$5,139	$7,089
Restricted cash	20,000	—
Accounts receivable, net of reserve for video returns of $54,932 (March 31, 2004 — $46,985) and provision for doubtful accounts of $7,482 (March 31, 2004 — $11,702)	110,649	129,245
Investment in films and television programs	366,465	406,170
Property and equipment	31,426	29,661
Goodwill	168,705	166,804
Other assets	22,868	23,714

	$725,252	$762,683

LIABILITIES
Bank loans	$75,102	$326,174
Accounts payable and accrued liabilities	112,359	129,724
Film obligations	168,806	114,068
Subordinated notes	215,000	65,000
Mortgages payable	19,063	19,041
Deferred revenue	39,014	38,932
Minority interests	150	135

	629,494	693,074

Commitments and Contingencies
SHAREHOLDERS’ EQUITY
Common shares, no par value, 500,000,000 shares authorized, 100,944,357 at December 31, 2004 and 93,615,896 at March 31, 2004 shares issued and outstanding	302,856	280,501
Series B preferred shares (10 shares issued and outstanding)	—	—
Accumulated deficit	(203,286)	(203,507)
Accumulated other comprehensive loss	(3,812)	(7,385)

	95,758	69,609

	$725,252	$762,683

See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,
	2004	2003	2004	2003
	(All amounts in thousands, except per share amounts)
Revenues	$190,398	$70,619	$610,186	$217,005

Expenses:
Direct operating	82,461	42,535	258,610	113,131
Distribution and marketing	80,263	34,660	282,546	102,910
General and administration	15,582	9,300	49,482	23,647
Severance and relocation costs	—	5,934	—	5,934
Write-down of other assets	—	8,064	—	8,064
Depreciation	835	718	2,224	1,748

Total expenses	179,141	101,211	592,862	255,434

Operating Income (Loss)	11,257	(30,592)	17,324	(38,429)

Other Expenses (Income):
Interest	8,201	4,808	19,277	9,017
Interest rate swaps mark-to-market	(419)	(688)	(2,408)	(950)
Minority interests	(19)	—	2	—
Other income	—	—	(825)	—
Equity interests	—	948	200	1,959

Total other expenses, net	7,763	5,068	16,246	10,026

Income (Loss) Before Income Taxes	3,494	(35,660)	1,078	(48,455)
Income tax provision	141	84	857	315

Net Income (Loss)	3,353	(35,744)	221	(48,770)
Modification of warrants	—	(2,031)	—	(2,031)
Dividends on Series A preferred shares	—	(66)	—	(320)
Accretion and amortization on Series A preferred shares	—	(73)	—	(575)

Net Income (Loss) Available to Common Shareholders	$3,353	$(37,914)	$221	$(51,696)

Basic and Diluted Income (Loss) Per Common Share	$0.03	$(0.45)	$0.00	$(0.81)

See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

						Accumulated
			Series B			Other
	Common Shares		Preferred Shares		Accumulated	Comprehensive
	Number	Amount	Number	Amount	Deficit	Loss	Total
	(All amounts in thousands, except share amounts)
Balance at March 31, 2003	43,231,921	$159,549	10	$—	$(108,350)	$(7,567)	$43,632
Issuance of common shares	44,951,056	103,176					103,176
Exercise of stock options	955,562	2,609					2,609
Exercise of warrants	275,400	1,377					1,377
Modification of stock options	—	1,740					1,740
Modification of warrants	—	2,031					2,031
Redemption of Series A preferred shares	—	566					566
Conversion of Series A preferred shares	4,201,957	9,453					9,453
Net loss available to common shareholders					(95,157)		(95,157)
Foreign currency translation adjustments						(440)	(440)
Net unrealized gain on foreign exchange contracts						622	622

Balance at March 31, 2004	93,615,896	280,501	10	—	(203,507)	(7,385)	69,609
Exercise of stock options	4,091,790	11,149					11,149
Exercise of warrants	3,220,867	10,842					10,842
Issued to directors for services	15,804	137					137
Modification of stock options	—	227					227
Net income available to common shareholders					221		221
Foreign currency translation adjustments						3,497	3,497
Net unrealized gain on foreign exchange contracts						76	76

Balance at December 31, 2004	100,944,357	$302,856	10	$—	$(203,286)	$(3,812)	$95,758

See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months	Nine Months
	Ended	Ended
	December 31,	December 31,
	2004	2003
	(All amounts in thousands)
Operating activities:
Net income (loss)	$221	$(48,770)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation of property and equipment	2,224	1,748
Amortization and write-off of deferred financing costs	5,998	3,284
Amortization of films and television programs	169,163	87,188
Amortization of intangible assets	1,644	—
Relocation costs	—	2,131
Write-down of other assets	—	8,064
Gain on disposition of assets	(666)	—
Interest rate swaps mark-to-market	(2,408)	(950)
Non-cash stock-based compensation	364	1,064
Minority interests	2	—
Equity interests	200	1,959
Changes in operating assets and liabilities:
Increase in restricted cash	(20,000)	—
Accounts receivable, net	17,137	(5,034)
Increase in investment in films and television programs	(125,387)	(100,976)
Other assets	(1,263)	3,968
Future income taxes	—	(2,214)
Accounts payable and accrued liabilities	(16,157)	8,334
Film obligations	51,555	(11,453)
Deferred revenue	507	116

Net cash flows provided by (used in) operating activities	83,134	(51,541)

Financing activities:
Issuance of common shares	21,991	104,589
Redemption of Series A preferred shares	—	(18,090)
Dividends paid on Series A preferred shares	—	(254)
Financing fees	(1,077)	(11,287)
Increase (decrease) in bank loans	(251,212)	82,507
Increase in subordinated notes, net of issue costs	145,390	56,663
Decrease in production loans	—	(1,273)
Decrease in debt	(1,585)	(7,912)

Net cash flows provided by (used in) financing activities	(86,493)	204,943

Investing activities:
Cash received from disposition of assets, net	1,172	—
Acquisition of Artisan Entertainment Inc, net of cash acquired	—	(149,559)
Purchase of property and equipment	(1,952)	(445)

Net cash flows used in investing activities	(780)	(150,004)

Net change in cash and cash equivalents	(4,139)	3,398
Foreign exchange effect on cash	2,189	(835)
Cash and cash equivalents — beginning of period	7,089	6,851

Cash and cash equivalents — end of period	$5,139	$9,414

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

     On December 15, 2003, the Company acquired Film Holdings Co., the parent company of Artisan Entertainment Inc. (“Artisan”) as described in note 8. The acquisition is included in the consolidated balance sheet and all operating results and cash flows have been included in the unaudited condensed consolidated statements of operations and cash flows from the acquisition date.

2. Basis of Presentation and Use of Estimates

     The accompanying unaudited condensed consolidated financial statements include the accounts of Lions Gate and all of its majority-owned and controlled subsidiaries and consolidated variable interest entities, with a provision for minority interests.

     Effective April 1, 2004, the consolidated financial statements of the Company are being prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). Prior to April 1, 2004, the Company’s consolidated financial statements were prepared in accordance with generally accepted accounting principles in Canada (“Canadian GAAP”). Prior year comparative consolidated financial statements have been restated to conform to the current year presentation in accordance with U.S. GAAP. U.S. GAAP conforms, in all material respects, with Canadian GAAP, except as described in note 15. We will disclose and quantify material differences with Canadian GAAP in our interim and annual financial statements for two fiscal years from April 1, 2004.

     The unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. or Canadian GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these unaudited condensed consolidated financial statements. Operating results for the three and nine months ended December 31, 2004 are not necessarily indicative of the results that may be expected for the year ended March 31, 2005. The balance sheet at March 31, 2004 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

     Certain reclassifications have been made in the fiscal 2004 financial statements to conform to the fiscal 2005 presentation. For further information, refer to the March 31, 2004 audited consolidated financial statements and footnotes, as converted to U.S. GAAP, and filed on Form 8-k on January 21, 2005.

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

Restricted Cash

     Restricted cash represents an amount on deposit with a financial institution that is contractually designated for theatrical marketing expenses for a specific title. Refer to note 6 for the theatrical marketing obligation.

Recent Accounting Pronouncements

     Statement of Financial Accounting Standards No. 123R. On October 13, 2004, the Financial Accounting Standards Board reached a conclusion on Statement 123R, “Share-Based Payment”. The Statement would require all public companies accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments to account for these types of transactions using a fair-value-based method. The Company currently accounts for share-based payments to employees using the intrinsic value method as set forth in APB No. 25 “Accounting for Stock Issued to Employees”. As such, the Company generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123R’s fair value method will have an impact on our result of operations, although it will have no impact on our overall financial position. The impact of adoption of Statement 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement 123R in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income (loss) available to common shareholders and basic income (loss) per share in note 12. Statement 123 permits companies to adopt its requirements using either a modified prospective method or a modified retrospective method. The Company has not yet determined which method it will utilize. The Company will be required to apply Statement 123R beginning July 1, 2005.

     EITF Issue No. 04-8. During the three months ended December 31, 2004, the Company adopted EITF Issue No. 04-8 “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share”, which applied to reporting periods ending after the effective date of December 15, 2004. Under EITF Issue No. 04-8, all instruments that have embedded conversion features that are contingent on market conditions indexed to an issuer’s share price are included in diluted earnings per share computations (if dilutive) regardless of whether the market conditions have been met. On October 4, 2004, Lions Gate Entertainment Inc., a wholly owned subsidiary of the Company sold $150.0 million 2.9375% Convertible Senior Subordinated Notes (“2.9375% Notes”) with a maturity date of October 15, 2024. The 2.9375% Notes are convertible at the option of the holder, at any time prior to maturity, upon satisfaction of certain conversion contingencies, into common shares of Lions Gate Entertainment Corp. and therefore the 2.9375% Notes would be included in diluted earnings per share computations for the three and nine months ended December 31, 2004 (if dilutive).

3. Investment in Films and Television Programs

	December 31,	March 31,
	2004	2004
	(Amounts in thousands)
Theatrical and Non-Theatrical Films
Released, net of accumulated amortization	$133,122	$111,242
Acquired libraries, net of accumulated amortization	116,127	128,559
Completed and not released	8,762	63,158
In progress	32,690	22,347
In development	2,002	1,230
Product inventory	25,244	26,957

	317,947	353,493

Direct-to-Television Programs
Released, net of accumulated amortization	23,710	17,640
In progress	24,029	34,250
In development	779	787

	48,518	52,677

	$366,465	$406,170

     Acquired libraries of $116.1 million at December 31, 2004 (March 31, 2004 — $128.6 million) include the Trimark library acquired October 2000 and the Artisan library acquired on December 15, 2003 (refer to note 8). The Trimark library is amortized over its expected revenue stream for a period of twenty years from the acquisition date. The remaining amortization period on the Trimark library as at December 31, 2004 is fifteen and three quarter years on unamortized costs of $23.6 million. The Artisan library includes titles released at least three years prior to the date of acquisition, which totaled $98.5 million at the date of acquisition and is amortized over its expected revenue stream for a period of up to twenty years from the date of acquisition. The remaining amortization period on the Artisan library at December 31, 2004 is nineteen years on unamortized costs of $92.5 million.

     The Company expects approximately 48% of completed films and television programs, net of accumulated amortization will be amortized during the one-year period ending December 31, 2005, and approximately 88% of accrued participants’ share will be paid during the one-year period ending December 31, 2005.

     Additionally, the Company expects approximately 82% of completed and released films and television programs, excluding acquired libraries, net of accumulated amortization, will be amortized during the three-year period ending December 31, 2007.

4. Other Assets

	December 31,	March 31,
	2004	2004
	(Amounts in thousands)
Deferred financing costs, net	$13,756	$14,181
Prepaid expenses and other	5,941	4,230
Intangible assets, net	2,726	4,370
Deferred print costs	445	933

	$22,868	$23,714

     Deferred financing costs. Deferred financing costs primarily include costs incurred in connection with the credit facility (see note 5), the 4.875% Notes and the 2.9375% Notes (see note 7) and are deferred and amortized to interest expense.

     Intangible Assets. Intangible assets acquired in connection with the purchase of Artisan of $5.1 million represent distribution and personal service agreements and are amortized over a period of two to four years from the date of acquisition. For the three and nine months ended December 31, 2004, $0.5 million and $1.6 million amortization was recorded. Based on the current amount of intangibles subject to amortization, the estimated amortization expense for each of the succeeding years is $2.2 million for the year ended December 31, 2005 and $0.5 million for the year ended December 31, 2006.

5. Bank Loans

     The Company entered into a $350 million credit facility in December 2003 consisting of a $200 million U.S. dollar-denominated revolving credit facility, a $15 million Canadian dollar-denominated revolving credit facility and a $135 million U.S. dollar-denominated term-loan. On October 4, 2004, the Company sold $150.0 million 2.9375% Notes and received $146.0 million of net proceeds after paying placement agents’ fees and offering expenses. In anticipation of the proceeds from the 2.9375% Notes, the Company repaid $60 million of term loan with the revolving credit facility on September 30, 2004 and on October 4, 2004 used the proceeds from the 2.9375% Notes to partially repay the revolving credit facility. Therefore, on September 30, 2004, the term loan was reduced to $75 million and the credit facility to $290 million. On December 31, 2004, the Company repaid the term loan in full with the revolving credit facility, thereby reducing the credit facility to $215 million at December 31, 2004. The repayment of the term loan resulted in the write-off of deferred financing fees of $3.4 million on the term loan portion of the credit facility which is recorded as interest expense. At December 31, 2004, the Company had borrowed $73.4 million (March 31, 2004 — $324.7 million) under the credit facility. The credit facility expires December 31, 2008 and bears interest at 2.75% over the Adjusted LIBOR or the Canadian Bankers Acceptance rate, or 1.75% over the U.S. or Canadian prime rates. The availability of funds under the credit facility is limited by the borrowing base, which is calculated on a monthly basis. The borrowing base assets at December 31, 2004 totaled $390.5 million (March 31, 2004 — $390.9 million). At December 31, 2004, the revolving credit facility had an average variable interest rate of 5.20% on principal of $73.4 million under the U.S. dollar credit facility. The Company had not drawn on the Canadian dollar credit facility as of December 31, 2004. The Company is required to pay a monthly commitment fee of 0.50% per annum on the total credit facility of $215 million less the amount drawn. Right, title and interest in and to all personal property of Lions Gate Entertainment Corp. and Lions Gate Entertainment Inc. is being pledged as security for the credit facility. The credit facility is senior to the Company’s film obligations, subordinated notes and mortgages payable. The credit facility restricts the Company from paying cash dividends on its common shares. The Company entered into a $100 million interest rate swap at an interest rate of 3.08%, commencing January 2003 and ending September 2005. The swap is in effect as long as three month LIBOR is less than 5.0%. Fair market value of the interest rate swap at December 31, 2004 is negative $0.1 million (March 31, 2004 — negative $2.3 million). The fair valuation gains for the three and nine months ended December 31, 2004 are $0.5 million and $2.2 million, respectively (2003 — gains of $0.7 million and $1.0 million, respectively).

     The Company also has a $2.5 million operating line of credit available to a subsidiary, which is renewable annually. At December 31, 2004, $1.7 million (March 31, 2004 — $1.5 million) was drawn on the operating line of credit.

6. Film Obligations

	December 31,	March 31,
	2004	2004
	(Amounts in thousands)
Minimum guarantees	$7,933	$10,704
Minimum guarantees initially incurred for a term of more than one year	20,094	16,189
Participation and residual costs	107,198	79,034
Theatrical marketing	19,290	—
Film productions	14,291	8,141

	$168,806	$114,068

     Refer to note 2 for restricted cash contractually designated for the theatrical marketing obligation.

7. Subordinated Notes

     In October 2004, the Company sold $150.0 million of 2.9375% Convertible Senior Subordinated Notes. The Company received $146.0 million of net proceeds, after paying placement agents’ fees and offering expenses. Interest on the 2.9375% Notes is payable semi-annually on April 15 and October 15 commencing on April 15, 2005 and the 2.9375% Notes mature on October 15, 2024. The Company may redeem all or a portion of the 2.9375% Notes at its option on or after October 15, 2009 at 100% of their principal amount, together with accrued and unpaid interest through the date of redemption.

     The holder may require the Company to repurchase the notes on October 15, 2011, 2014 and 2019 or upon a change in control at a price equal to 100% of the principal amount, together with accrued and unpaid interest through the date of repurchase. Under certain circumstances, if the holder requires the Company to repurchase all or a portion of their notes upon a change in control, they will be entitled to receive a make whole premium. The amount of the make whole premium, if any, will be based on the price of the common shares of the Company on the effective date of the change in control. No make whole premium will be paid if the price of the common shares of the Company is less than $8.79 per share or if the price of the common shares of the Company exceeds $50.00 per share. The fair value of the make whole premium at December 31, 2004 was zero.

     The holder may convert the notes into common shares of the Company prior to maturity only if the price of the common shares of the Company issuable upon conversion of a note reaches a specified threshold over a specified period, the trading price of the notes falls below certain thresholds, the notes have been called for redemption, a change in control occurs or certain corporate transactions occur. In addition, under certain circumstances, if the holder converts their notes upon a change in control they will be entitled to receive a make whole premium. Before the close of business on or prior to the trading day immediately before the maturity date if the notes have not been previously redeemed or repurchased, the holder may convert the notes into common shares of the Company at a conversion rate of 86.9565 shares per $1,000 principal amount of the 2.9375% Notes, subject to adjustment in certain circumstances, which is equal to a conversion price of approximately $11.50 per share.

     In December 2003, the Company sold $60.0 million of 4.875% Convertible Senior Subordinated Notes (“4.875% Notes”). The Company received $57.0 million of net proceeds, after paying placement agents’ fees and offering expenses. Interest on the 4.875% Notes is due semi-annually on June 15 and December 15 commencing on June 15, 2004 and the 4.875% Notes mature on December 15, 2010. The Company may redeem all or a portion of the 4.875% Notes at its option on or after December 15, 2006 at 100% of their principal amount, together with accrued and unpaid interest through the date of redemption; provided, however, that the 4.875% Notes will only be redeemable if the closing price of the Company’s common shares equals or exceeds 175% of the conversion price then in effect for at least 20 trading days within a period of 30 consecutive trading days ending on the day before the date of the notice of optional redemption. The 4.875% Notes are convertible, at the option of the holder, at any time before the close of business on the business day immediately preceding the maturity date of the 4.875% Notes, unless previously redeemed, into common shares of the Company at a conversion rate of 185.0944 shares per $1,000 principal amount of the 4.875% Notes, which is equal to a conversion price of approximately $5.40 per share.

     On December 15, 2003, the Company assumed, as part of the purchase of Artisan, a $5.0 million subordinated promissory note to Vialta, Inc (“Promissory Note”) issued by Artisan which bears interest at 7.5% per annum compounded quarterly. The Promissory Note matures on April 1, 2005.

8. Acquisitions

     On December 15, 2003, the Company completed its acquisition of Film Holdings Co., the parent company of Artisan, an independent distributor and producer of film and entertainment content, for a total purchase price of $168.9 million consisting of $160.0 million in cash and direct transaction costs of $8.9 million. In addition, the Company assumed debt of $59.9 million and other obligations (including accounts payable and accrued liabilities, film obligations and other advances) of $145.3 million. Direct transaction costs are considered liabilities assumed in the acquisition, and as such, are included in the purchase price. Direct transaction costs include: amounts totaling $3.9 million paid to lawyers, accountants and other consultants; involuntary termination benefits totaling $4.9 million payable to certain Artisan employees terminated under a severance plan and various other amounts totaling $0.1 million. At December 31, 2004, the remaining liabilities under the severance plan are $0.4 million.

     The purchase price may be adjusted for the payment of additional consideration of up to $7.5 million contingent upon the results of specified feature films. At December 31, 2004, the contingent consideration cannot be reasonably estimated. When the contingency is resolved and if additional consideration becomes payable, the consideration will be recognized as an additional cost of the purchase.

     The acquisition was accounted for as a purchase, with the results of operations of Artisan consolidated from December 15, 2003. Goodwill of $136.5 million represents the excess of the purchase price over the fair value of the net identifiable tangible and intangible assets acquired. The allocation of the purchase price to the tangible and intangible assets acquired and liabilities assumed based on their fair values was as follows:

(Amounts in
thousands)

Cash and cash equivalents	$19,946
Accounts receivable, net	37,842
Investment in films and television programs	170,224
Intangible assets	5,100
Other tangible assets acquired	4,471
Goodwill	136,518
Bank loans	(54,900)
Subordinated note	(5,000)
Other liabilities assumed	(145,264)

Total	$168,937

     During the three months ended December 31, 2004, the allocation of the purchase price was adjusted resulting in a decrease in other liabilities of $2.3 million and a decrease in goodwill of $2.3 million.

     Severance and relocation costs incurred by Lions Gate, associated with the acquisition of Artisan, are not included in the purchase price, and as such, were recorded in the consolidated statements of operations during fiscal 2004. Severance and relocation costs of $5.6 million included property lease abandonment costs of $2.5 million, the write-off of capital assets no longer in use of $2.1 million and severance of $1.0 million. At December 31, 2004 the remaining liabilities under the severance plan and for the property lease abandonment are nil and $1.7 million, respectively.

9. Direct Operating Expenses

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,
	2004	2003	2004	2003
	(Amounts in thousands)
Amortization of films and television programs	$44,793	$31,418	$169,163	$87,188
Participation and residual expense	38,723	7,709	89,500	21,370
Other expenses	(1,055)	3,408	(53)	4,573

	$82,461	$42,535	$258,610	$113,131

     Other expenses include direct operating expenses related to the studio facility, amortization of intangible assets and provision for doubtful accounts. The negative other expenses for the three and nine months ended December 31, 2004 are primarily due to a reduction in our provision for doubtful accounts as a result of a reclassification to sales allowances, which are reflected as a reduction of revenue, and due to the collection of accounts receivable that were previously reserved.

10. Comprehensive Income (Loss)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,
	2004	2003	2004	2003
	(Amounts in thousands)
Net income (loss)	$3,353	$(35,744)	$221	$(48,770)
Add (deduct): Foreign currency translation adjustments	1,979	(362)	3,497	171
Add: Net change in unrealized gain on foreign exchange contracts	442	—	76	—

Comprehensive income (loss)	$5,774	$(36,106)	$3,794	$(48,599)

11. Basic and Diluted Income (Loss) per Common Share

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,
	2004	2003	2004	2003
	(Amounts in thousands, except per share amounts)
Basic income (loss) per common share is calculated as follows:
Numerator:
Net income (loss) available to common shareholders	$3,353	$(37,914)	$221	$(51,696)

Denominator:
Weighted average common shares outstanding	98,119	84,375	96,437	63,646

Basic income (loss) per common share	$0.03	$(0.45)	$0.00	$(0.81)

     Basic income (loss) per share is calculated after adjusting net income (loss) for modification of warrants and dividends and accretion on Series A preferred shares and using the weighted average number of common shares outstanding during the three and nine months ended December 31, 2004 of 98,119,000 shares and 96,437,000 shares, respectively (2003 — 84,375,000 and 63,646,000 shares, respectively).

	Three Months	Nine Months
	Ended	Ended
	December 31,	December 31,
	2004	2004
	(Amounts in	(Amounts in
	thousands, except	thousands, except
	per share amounts)	per share amounts)
Diluted income per common share is calculated as follows:
Numerator:
Net income available to common shareholders	$3,353	$221

Denominator:
Weighted average common shares outstanding	98,119	96,437
Share purchase options	5,287	5,216
Share purchase warrants	1,548	1,206

Adjusted weighted average common shares outstanding	104,954	102,859

Diluted income per common share	$0.03	$0.00

     The share purchase options and the share purchase warrants are included in diluted income per share under the treasury method. The shares issuable on the potential conversion of the 4.875% Notes and 2.9375% Notes are not included in diluted income per share as they are anti-dilutive.

     During the three months ended December 31, 2004, the Company amended the outstanding warrants to allow the holders, at their option, to exercise by cashless exercise. Each warrant may be exchanged for common shares in the Company determined by taking the difference in the market price of the Company’s shares (defined as the average closing trading price per common share for the twenty consecutive trading days ending on the third day before the exercise date) less the exercise price of $5.00 and dividing this number by the market price. During December 2004, 1,993,250 warrants were exercised by cashless exercise resulting in the issuance of 1,052,517 common shares. As of December 31, 2004, 1,088,000 warrants remain outstanding. The warrants expired January 1, 2005.

12. Accounting for Stock Based Compensation

     The Company has elected to use the intrinsic value method in accounting for stock-based compensation as set forth in APB No. 25 “Accounting for Stock Issued to Employees”, as permitted by Statement 123 “Accounting for Stock-based Compensation.” In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of SFAS No. 123”, the following disclosures are provided about the costs of stock-based compensation awards using the fair value method. Refer to note 2 for discussion of Statement 123R “Share-Based Payment” which the Company will be required to apply beginning July 1, 2005.

     The weighted average estimated fair value of each stock option granted in the three and nine months ended December 31, 2004 was $3.31 and $2.64 respectively (2003 — $1.22 and $0.79, respectively). The total stock compensation expense for disclosure purposes for the three and nine months ended December 31, 2004, based on the fair value of the stock options granted, would be $0.5 million and $1.4 million, respectively (2003 — $0.3 million and $0.9 million, respectively).

     For disclosure purposes the fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for stock options granted: a dividend yield of 0%, expected volatility of 30% (2003 — 30%), risk-free interest rate of 3.8% (2003 — 2.6%) and expected life of five years.

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,
	2004	2003	2004	2003
	(Amounts in thousands, except per share amounts)
The resulting pro forma basic income (loss) per common share is calculated as follows:
Numerator:
Net income (loss) available to common shareholders	$3,353	$(37,914)	$221	$(51,696)
Add: stock-based compensation expense recorded	—	878	227	1,064
Less: stock-based compensation expense calculated using fair value method	(529)	(740)	(1,618)	(1,542)

Adjusted net income (loss) available to common shareholders	$2,824	$(37,776)	$(1,170)	$(52,174)

Denominator:
Weighted average common shares outstanding (thousands)	98,119	84,375	96,437	63,646

Adjusted basic and diluted income (loss) per common share	$0.03	$(0.45)	$(0.01)	$(0.82)

     During the nine months ended December 31, 2004 two employees of the Company terminated their employment but continued to provide services as consultants. These employees had been granted 150,000 stock options, 66,668 of which had not vested as of the date of the change in employment status. The terms of the stock options require the grants to be forfeited upon change in status; however, the Company modified the terms to permit the two individuals to continue to vest in the options. The modified stock options that have not vested are accounted for prospectively as entirely new grants. Additional expense was recognized under the fair value method because the individuals are now non-employees. The fair value method resulted in additional compensation expense during the three and nine months ended December 31, 2004 of nil and $0.2 million, respectively. As of December 31, 2004, 16,667 of these stock options had not yet vested. The options will continue to be re-valued at each reporting date until the options fully vest.

     During the three months ended September 30, 2003, the Company modified the terms of 3,048,000 options of certain officers of the Company, extending the expiry dates to coincide with their employment contract dates. The vesting period and exercise prices were unchanged.
     Intrinsic value: The modification of these options is treated as an exchange of the original award for a new award and the resulting expense is recorded as stock-based compensation in general and administration expenses in the consolidated statement of operations. The additional compensation cost for the three and nine months ended December 31, 2003 is $0.4 million and $0.5 million, respectively, and is calculated by multiplying the market price on the date of the modification times the number of options vested less the original exercise price times the number of options vested. The additional compensation cost is attributed over the remaining service period. In the case of the options modified the options which are fully vested have no additional service requirements and the additional compensation is expensed immediately.
     Fair value: For disclosure purposes, under the fair value method, the value of the new award is measured as the fair value at the date the new award is granted and the value of the old award is its fair value immediately before its terms were modified. The additional compensation cost for the incremental fair value of the new award plus unallocated compensation costs for the old award is attributed over the remaining service period. In the case of the options modified the total additional compensation to be expensed over the service period for the three and nine months ended December 31, 2003 is $0.4 million and $0.6 million, respectively. At December 31, 2003, there are no additional service requirements on these options and the incremental fair value relating to these options of $0.4 million and $0.6 million for the three and nine months ended December 31, 2003, respectively, would be expensed for disclosure purposes immediately.

     During the three months ended December 31, 2003, the Company modified the terms of 250,000 options of a certain past director of the Company, amending the price of the options to be consistent with those granted to other Directors. The expiry date and vesting period were unchanged.
     Intrinsic value: The modification of these options is treated as an exchange of the original award for a new award. The additional compensation cost at the date of modification is calculated by multiplying the market price on the date of the modification times the number of options vested less the original exercise price times the number of options vested. The market price on the date of the modification was less than the exercise price resulting in no additional compensation cost. The options are valued using variable accounting for stock-based compensation until they are exercised, forfeited or expire. The additional compensation cost for the three and nine months ended December 31, 2003 is $0.5 million.
     Fair value: For disclosure purposes, under the fair value method, the value of the new award is measured as the fair value at the date the new award is granted and the value of the old award is its fair value immediately before its terms were modified. The additional compensation cost for the incremental fair value of the new award plus unallocated compensation costs for the old award is attributed over the remaining service period. In the case of the options modified, the total additional compensation to be expensed over the service period is not material. At December 31, 2003, there are no additional service requirements on these options and the incremental fair value relating to these options, which is not material, would be expensed for disclosure purposes for the three and nine months ended December 31, 2003.

     Options were granted to a certain employee of the Company with an exercise price determined at a future date. These options are valued using variable accounting for stock-based compensation and the resulting expense is recorded as stock-based compensation in general and administration expenses in the consolidated statements of operations. The additional compensation cost for the three and nine months ended December 31, 2003 of $0.1 million is calculated by multiplying the market price on December 31, 2003 times the number of options vested less the market price on the date the options were granted times the number of options vested. The additional compensation cost is expensed in the current reporting period and adjusted each reporting period until such time as the exercise price is determined.

     On November 13, 2001, the Board of Directors of the Company resolved that 750,000 options, granted to certain officers of the Company to purchase common shares of the Company, be revised as stock appreciation rights (“SARs”) which entitle the holders to receive cash only and not common shares. The amount of cash received will be equal to the amount by which the trading price of common shares on the exercise notice date exceeds the SARs price of $5.00 multiplied by the number of options exercised. Any twenty-day average trading price of common shares prior to the exercise notice date has to be $6.00 or above in order for the officers to exercise their SARs. These SARs are not considered part of the Employees’ and Directors’ Equity Incentive Plan. The Company measures compensation expense as the amount by which the market value of common shares exceeds the SARs price. At December 31, 2004, the market price of common shares was $10.62 and the SARs had all vested. The Company recorded stock compensation expense in the amount of $1.5 million and $3.3 million in general and administration expenses in the unaudited condensed consolidated statement of operations for the three and nine months ended December 31, 2004, respectively (2003 — nil). The expense is calculated by using the market price of common shares on December 31, 2004 less the SARs price, multiplied by the 750,000 SARs vested. At December 31, 2004, the Company has a stock-based compensation accrual in the amount of $4.2 million (March 31, 2004 — $0.9 million) included in accounts payable and accrued liabilities relating to these SARs.

     On February 2, 2004, an officer of the Company was granted 1,000,000 SARs, which entitle the officer to receive cash only, and not common shares. The amount of cash received will be equal to the amount by which the trading price of common shares on the exercise notice date exceeds the SARs price of $5.20 multiplied by the number of SARs exercised. The SARs vest one quarter immediately on the award date and one quarter on each of the first, second and third anniversaries of the award date. These SARs are not considered part of the Employees’ and Directors’ Equity Incentive Plan. Applying FIN 28 “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans”, the Company is accruing compensation expense over the service period, which is assumed to be the three year vesting period, using a graded approach and measures compensation cost as the amount by which the market value of common shares exceeds the SARs price times the SARs assumed to have vested under the graded approach. At December 31, 2004, the market price of common shares was $10.62. The Company recorded stock-based compensation expense related to these SARs in the amount of $1.8 million and $3.7 million in general and administration expenses in the unaudited condensed consolidated statement of operations for the three months and nine months ended December 31, 2004, (2003 — nil). During the three months ended December 31, 2004 the officer exercised 150,000 of the vested SARs and the Company paid $0.9 million. The amount paid is included in the $3.7 million for the nine months ending December 31, 2004 and reduced the accrued liability. The total expense is calculated by using the market price of common shares on December 31, 2004 less the SARs price, multiplied by remaining 517,302 SARs assumed to have vested and adding the actual expense of $0.9 million for the 150,000 SARs exercised. At December 31, 2004, the Company has a stock-based compensation accrual of $2.8 million, included in accounts payable and accrued liabilities relating to these SARs.

     On October 13, 2004, the Financial Accounting Standards Board reached a conclusion on Statement 123R, “Share-Based Payment”. (see Note 2) The adoption of Statement 123R’s fair value method will have an impact on our result of operations, although it will have no impact on our overall financial position. The impact of adoption of Statement 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. The Company will be required to apply Statement 123R beginning July 1, 2005.

13. Segment Information

     SFAS No. 131 “Disclosures About Segments of an Enterprise and Related Information” requires the Company to make certain disclosures about each reportable segment. The Company’s reportable segments are determined based on the distinct nature of their operations and each segment is a strategic business unit that offers different products and services and is managed separately. The Company evaluates performance of each segment using segment profit (loss) as defined below. The Company has three reportable business segments: Motion Pictures, Television and Studio Facilities.

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

     Segmented information by business unit is as follows:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,
	2004	2003	2004	2003
	(Amounts in thousands)
Segment revenues
Motion Pictures	$175,141	$51,912	$536,983	$160,360
Television	14,158	17,129	69,692	51,728
Studio Facilities	1,099	1,578	3,511	4,917

	$190,398	$70,619	$610,186	$217,005

Segment profit (loss)
Motion Pictures	$19,070	$(14,943)	$39,118	$(22,937)
Television	1,150	1,309	7,294	6,026
Studio Facilities	480	1,020	1,746	3,221

	$20,700	$(12,614)	$48,158	$(13,690)

     Segment profit (loss) is defined as segment revenue less segment direct operating, distribution and marketing, general and administration expenses and severance and relocation costs. The reconciliation of total segment profit (loss) to the Company’s income (loss) before income taxes is as follows:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,
	2004	2003	2004	2003
	(Amounts in thousands)
Company’s total segment profit (loss)	$20,700	$(12,614)	$48,158	$(13,690)
Less:
Corporate general and administration	(8,608)	(4,351)	(28,610)	(10,082)
Corporate severance and relocation costs.	—	(4,845)	—	(4,845)
Write-down of other assets	—	(8,064)	—	(8,064)
Depreciation	(835)	(718)	(2,224)	(1,748)
Interest	(8,201)	(4,808)	(19,277)	(9,017)
Interest rate swaps mark-to-market	419	688	2,408	950
Minority interests	19	—	(2)	—
Other income	—	—	825	—
Equity interests	—	(948)	(200)	(1,959)

Income (Loss) Before Income Taxes	$3,494	$(35,660)	$1,078	$(48,455)

14. Commitments and Contingencies

     The Company is from time to time involved in various claims, legal proceedings and complaints arising in the ordinary course of business. The Company does not believe that adverse decisions in any such pending or threatened proceedings, or any amount which the Company might be required to pay by reason thereof, would have a material adverse effect on the financial condition or future results of the Company. The Company has provided an accrual for estimated losses under the above matters at December 31, 2004.

15. Reconciliation to Canadian GAAP

     The consolidated financial statements of the Company have been prepared in accordance with U.S. GAAP. The material differences between the accounting policies used by the Company under U.S. GAAP and Canadian GAAP are disclosed below.

     Under Canadian GAAP, the net income (loss) and income (loss) per share figures for the three and nine months ended December 31, 2004 and 2003, and the shareholders’ equity as at December 31, 2004 and March 31, 2004 are as follows:

	Net Income (Loss)
		Three Months		Nine Months
	Three Months	Ended	Nine Months	Ended
	Ended	December 31,	Ended	December 31,	Shareholders’ Equity
	December 31,	2003	December 31,	2003	December 31,	March 31,
	2004	(Restated)	2004	(Restated)	2004	2004
			(Amounts in thousands)
As reported under U.S. GAAP	$3,353	$(35,744)	$221	$(48,770)	$95,758	$69,609
Adjustment for capitalized pre-operating costs (a)	—	(154)	—	(462)	—	—
Stock-based compensation (b)	(529)	138	(1,391)	(478)	—	—
Adjustment for accretion on subordinated notes (c)	(1,946)	(190)	(3,182)	(190)	(3,991)	(809)
Adjustment for amortization of subordinated notes issue costs (c)	47	—	122	—	170	48
Adjustment for amortization and write-off of deferred debt financing costs (d)	(266)	—	(98)	—	—	98
Provision for debentures and other receivables due from CinéGroupe (e)	—	8,064	—	8,064	—	—
Adjustment for consolidation of CinéGroupe (e)	—	(2,333)	—	(2,333)	—	—
Adjustment for interest rate swaps mark-to-market (f)	(158)	(688)	(474)	(950)	2,483	2,957
Accounting for business combinations (g)	—	—	—	—	1,145	1,145
Accounting for income taxes (h)	—	—	—	—	(1,900)	(1,900)

	Net Income (Loss)
	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended	Shareholders’ Equity
	December 31,	December 31,	December 31,	December 31,	December 31,	March 31,
	2004	2003	2004	2003	2004	2004
			Amounts in thousands
Reclassification of conversion feature of subordinated notes inside shareholders’ equity (c)	—	—	—	—	42,017	16,269
Other comprehensive loss (i)	—	—	—	—	(666)	(590)

Net Income (Loss) Shareholders’ Equity under Canadian GAAP	$501	$(30,907)	$(4,802)	$(45,119)	$135,016	$86,827

Basic Income (Loss) per Common Share under Canadian GAAP (k)	$0.01	$(0.39)	$(0.05)	$(0.76)

Diluted Income (Loss) per Common Share under Canadian GAAP (k)	$0.00	$(0.39)	$(0.05)	$(0.76)

     Reconciliation of movement in Shareholders’ Equity under Canadian GAAP:

	December 31,	March 31,
	2004	2004
	(Amounts in thousands)
Balance at beginning of the year	$86,827	$74,717
Increase in common shares	23,746	117,894
Decrease in Series A preferred shares	—	(32,519)
Increase in contributed surplus	25,748	20,528
Deconsolidation of CinéGroupe’s net deficiency in equity	—	2,333
Dividends paid on Series A preferred shares	—	(387)
Accretion on Series A preferred shares(j)	—	(1,127)
Net loss under Canadian GAAP	(4,802)	(94,172)
Adjustment to cumulative translation adjustments account(i)	3,497	(440)

Balance at end of the period	$135,016	$86,827

(a)	Accounting for Capitalized Pre-Operating Period Costs

     Under U.S. GAAP, all start-up costs are to be expensed as incurred. Under Canadian GAAP, the Company deferred certain pre-operating costs related to the launch of the television one-hour series business amounting to $3.0 million. This amount was being amortized over five years commencing in the year ended March 31, 2000 and was fully amortized at March 31, 2004.

(b)	Accounting for Stock Based Compensation

     In December 2003, the Canadian Institute of Chartered Accountants (“CICA”) amended Section 3870 to require companies to account for stock options using the fair value based method for fiscal years beginning on or after January 1, 2004. In accordance with the transitional alternatives permitted under amended Section 3870, the Company retroactively adopted the fair value based method of accounting for stock options and accordingly, the three and nine months ended December 31, 2003 have been restated. The impact of this change for the three and nine months ended December 31, 2004 was to decrease net income by $0.5 million and $1.6 million respectively (2003 — $0.7 million and $1.5 million, respectively) and to decrease basic earnings per share by nil and $0.02, respectively (2003 — $0.01 and $0.03 respectively).

     In accordance with CICA Section 3870, the following disclosures are provided about the costs of stock based compensation awards using the fair value method. The weighted average estimated fair value of each stock option granted in the three and nine months ended December 31, 2004 were $3.31 and $2.64 respectively (2003 — $1.22 and $0.79 respectively). The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for stock options granted: a dividend yield of 0%, expected volatility of 30% (2003 — 30%), risk-free interest rate of 3.8% (2003 — 2.6%) and expected life of five years (2003 — five years).

     During the three months ended September 30, 2003, the Company modified the terms of 3,048,000 options of certain officers of the Company, extending the expiry dates to coincide with their employment contract dates. The vesting period and exercise prices were unchanged. Under U.S. GAAP the intrinsic value method is applied and under Canadian GAAP the fair value method is required to be applied (refer to note 12).

     During the three months ended December 31, 2003, the Company modified the terms of 250,000 options of a certain past director of the Company, amending the price of the options to be consistent with those granted to other Directors. The expiry date and vesting period were unchanged. Under U.S. GAAP the intrinsic value method is applied and under Canadian GAAP the fair value method is required to be applied (refer to note 12).

     Options were granted to a certain employee of the Company with an exercise price determined at a future date (refer to note 12). Under U.S. GAAP, these options are valued using variable accounting for stock-based compensation and the resulting expense is recorded as stock-based compensation in general and administration expenses in the unaudited condensed consolidated statements of operations. Under Canadian GAAP, variable accounting for stock-based compensation is not applicable and therefore does not result in additional compensation expense.

(c)	Reclassification of Conversion Feature of Subordinated Notes, Accretion on Subordinated Notes and Amortization of Note Issue Costs

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

     Under U.S. GAAP, the conversion feature of the 2.9375% Notes, as explained in note 7, is not accounted for separately. Under Canadian GAAP, the conversion feature of the 2.9375% Notes is valued at $25.7 million, net of placement agents’ fees and offering expenses of $0.8 million and, accordingly, shareholders’ equity is increased by $25.7 million. Under U.S. GAAP the principal amount and the carrying amount of 2.9375% Notes are the same and therefore no accretion is required whereas, under Canadian GAAP, the difference between the principal amount of $150.0 million and the original net carrying amount of $123.5 million is being accreted on a straight-line basis over five years, the time to the first potential redemption date by the Company, as a charge to interest. Under U.S. GAAP all of the placement agents’ fees and offering expenses are capitalized and amortized over twenty years as a charge to interest expense whereas, under Canadian GAAP, the placement agents’ fees and offering expenses have been allocated to the conversion feature and to debt. The portion allocated to debt is being amortized on a straight-line basis over twenty years as a charge to interest expense.

(d)	Accounting for Amortization and Write-Off of Deferred Debt Financing Costs

     Under U.S. GAAP, deferred debt financing costs in the amount of $4.3 million allocated to the Company’s term loan was being amortized using the effective interest method over the term of the loan as a charge to interest expense whereas, under Canadian GAAP, the same amount was being amortized on a straight-line basis over the term of the loan. On December 31, 2004, the Company repaid its term loan and wrote off the deferred debt financing costs related to the term loan.

(e)	Consolidated Financial Statements

     On July 10, 2001, as a condition of a $9.2 million equity financing with a third party, CinéGroupe’s Shareholders’ Agreement was amended to allow for certain participatory super-majority rights to be granted to the shareholders. Therefore, under U.S. GAAP, the Company was precluded from consolidating CinéGroupe and accounted for its 29.4% ownership of CinéGroupe, commencing April 1, 2001, using the equity method. Under Canadian GAAP, CinéGroupe was consolidated. During the year ended March 31, 2004, under U.S. GAAP, the Company’s investment in CinéGroupe was reduced to nil and therefore the Company did not record any additional losses under the equity method as it had no further funding requirements. However, under Canadian GAAP, under the consolidation method, the Company continued to consolidate CinéGroupe’s results until January 1, 2004 when the Company deconsolidated the assets and liabilities of CinéGroupe as described below.

     During the year ended March 31, 2004, the Company evaluated its investment in CinéGroupe as CinéGroupe was unable to meet its financial obligations in the ordinary course of business and sought protection under the Companies Creditors Arrangement Act (“CCAA”) in December 2003. Under U.S. GAAP the Company recorded a provision of $8.1 million against debentures and other receivables due from CinéGroupe at December 31, 2003. Under Canadian GAAP, the intercompany debentures and other receivables due from CinéGroupe are eliminated on consolidation. On January 1, 2004, the Company determined that as a result of a CCAA filing it no longer had the ability to control or to significantly influence CinéGroupe. Under U.S. GAAP, this determination had no effect as the investment in CinéGroupe was nil and debentures and other receivables due from CinéGroupe had been provided for at December 31, 2003. Under Canadian GAAP, effective January 1, 2004, the Company deconsolidated the assets and liabilities of CinéGroupe, resulting in a net deficiency in equity of $2.3 million which was recorded as an adjustment to accumulated deficit, and wrote-off $8.1 million of convertible debentures and other receivables due from CinéGroupe, which as intercompany debentures and receivables, were previously eliminated on consolidation. At December 31, 2004 and March 31, 2004, because CinéGroupe is being accounted for using the cost method and the investment had been reduced to nil under U.S. and Canadian GAAP, there are no differences on the consolidated balance sheet at December 31, 2004 and March 31, 2004.

     Accounting for CinéGroupe using the consolidation method for the period April 1, 2003 to December 31, 2003 under Canadian GAAP would increase the unaudited condensed consolidated statements of operations items to the following amounts:

	Three Months	Nine Months
	Ended	Ended
	December 31,	December 31,
	2003	2003
	(Amounts in	(Amounts in
	thousands)	thousands)
Revenues	$75,176	$225,909
Direct operating expenses	$48,356	$123,591
Distribution and marketing expenses	$34,660	$102,929
General and administration expenses	$10,298	$26,244

(f)	Interest Rate Swaps Mark-to-Market

     Under U.S. GAAP, the interest rate swaps do not meet the criteria of effective hedges and therefore the fair valuation gains of $0.5 million and $2.2 million, respectively for the three and nine months ended December 31, 2004 (2003 — gains of $0.7 million and $1.0 million, respectively) on the Company’s interest rate swap and the fair valuation loss of $0.1 million and a gain of $0.2 million respectively, for the three and nine months ended December 31, 2004 (2003 — nil) on a subsidiary company’s interest rate swap are recorded in the unaudited consolidated statement of operations.

     Under Canadian GAAP, until April 1, 2004, the interest rate swaps were determined to be effective hedges under Canadian Institute of Chartered Accountants (“CICA”) Section 3860, “Financial Instruments — Disclosure and Presentation”, and no fair valuation adjustments were recorded. In December 2001, the CICA released Accounting Guideline (“AcG-13”), “Hedging Relationships”, to be applied by companies for periods beginning on or after July 1, 2003. The standard establishes criteria to identify, designate, document and determine the effectiveness of hedging relationships, for the purpose of applying hedge accounting and provides guidance on the discontinuance of hedge accounting. Under Canadian GAAP the Company has adopted AcG-13 effective April 1, 2004 and determined the interest rate swaps do not meet the criteria of effective hedges and therefore the fair valuation gains of $0.5 million and $2.2 million, respectively, for the three and nine months ended December 31, 2004 (2003 — gains of $0.7 million and $1.0 million, respectively) on the Company’s interest rate swap and the fair valuation loss of $0.1 million and a gain of $0.2 million respectively, for the three and nine months ended December 31, 2004 (2003 — nil and nil) on a subsidiary company’s interest rate swap are recorded in the consolidated statement of operations, which is consistent with U.S. GAAP.

     The transitional provisions of AcG-13 provide that when an entity terminates its designation of a hedging relationship or a hedging relationship ceases to be effective, hedge accounting is not applied to gains, losses, revenues or expenses arising subsequently. However, the hedge accounting applied to the hedging relationship in prior periods is not reversed. Any gains, losses, revenues or expenses deferred previously as a result of applying hedge accounting continue to be carried forward for subsequent recognition in income in the same period as the corresponding gains, losses, revenues or expenses associated with the hedged item. Accordingly, under Canadian GAAP at April 1, 2004 the Company recorded the fair values of the interest rate swaps totaling $3.0 million on the unaudited consolidated balance sheet and recorded the off-setting entry to deferred assets which is being amortized straight-line to interest expense over the terms of the interest rate swaps. This results in an additional interest expense for the three and nine months ended December 31, 2004 of $0.2 million and $0.5 million, respectively (2003 — nil and nil).

(g)	Accounting for Business Combinations

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

(h)	Accounting for Income Taxes

     SFAS 109 requires deferred tax assets and liabilities be recognized for temporary differences, other than non-deductible goodwill, arising in a business combination. In the year ended March 31, 2000, under U.S. GAAP, goodwill was increased to reflect the additional deferred tax liability resulting from temporary differences arising on the acquisition of Lions Gate Studios in fiscal 1999. Under Canadian GAAP, the Company recorded a charge to retained earnings when the deferred tax liability was established upon adoption of the applicable accounting standard in 2001; accordingly, there is a difference in the carrying amount of goodwill arising in the business combination of $1.9 million as at December 31, 2004 (March 31, 2004 — $1.9 million).

(i)	Comprehensive Income (Loss)

     Comprehensive income (loss) consists of net income (loss) and other gains and losses affecting shareholders’ equity that, under U.S. GAAP are excluded from the determination of net income (loss). Under U.S. GAAP, comprehensive income (loss) includes cumulative translation adjustments and unrealized gains or losses on foreign exchange contracts, net of income taxes of nil. Under Canadian GAAP, cumulative translation adjustments are included in shareholders’ equity and unrealized gains or losses on foreign exchange contracts are not recorded.

(j)	Accretion on Series A Preferred Shares

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

(k) Basic and Diluted Income (Loss) Per Share

     Basic income (loss) per share under Canadian GAAP is calculated as follows:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,
	2004	2003	2004	2003
	(Amounts in thousands, except per share amounts)
Numerator:
Net income (loss)	$501	$(30,907)	$(4,802)	$(45,119)
Less:
Modification of warrants	—	(2,031)	—	(2,031)
Dividends on Series A preferred shares	—	(66)	—	(320)
Accretion and amortization on Series A preferred shares	—	(131)	—	(771)

Net income (loss) available to common shareholders	$501	$(33,135)	$(4,802)	$(48,241)

Denominator:
Weighted average common shares outstanding (thousands)	98,119	84,375	96,437	63,646

Basic income (loss) per common share	$0.01	$(0.39)	$(0.05)	$(0.76)

     On December 15, 2003, the Board of Directors of the Company resolved that the term of the Company’s 5,525,000 warrants issued in December 1999 would be extended by one year. The warrants will expire January 1, 2005 instead of January 1, 2004. The modification of these warrants is treated as an exchange of the original warrant for a new warrant. The fair value of the new warrant is measured at the date the new warrant is issued and the value of the old warrant is its fair value immediately before its terms were modified. The additional incremental fair value of the new warrant is $2.0 million for the three and nine months ended December 31, 2003.

     Fully diluted income per share under Canadian GAAP is calculated as follows:

Three Months
Ended
December 31,
2004
(Amounts in
thousands, except
per share amounts)
Diluted income per common share is calculated as follows:
Numerator:
Net income available to common shareholders	$501

Denominator:
Weighted average common shares outstanding	98,119
Share purchase options	5,287
Share purchase warrants	1,548

Adjusted weighted average common shares outstanding	104,954

Diluted income per common share	$0.00

     The share purchase options and the share purchase warrants are included in diluted income per share under the treasury method. The shares issuable on the potential conversion of the 4.875% Notes and 2.9375% Notes are not included in diluted income per share as they are anti-dilutive.

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

     On October 4, 2004, the Company sold $150.0 million of 2.9375% Notes, through its wholly owned U.S. subsidiary Lions Gate Entertainment Inc. (the “Issuer”). The 2.9375% Notes, by their terms, are fully and unconditionally guaranteed by the Company. On February 4, 2005, the Company filed a registration statement on Form S-3 to register the resale of the 2.9375% Notes and common shares issuable on conversion of the 2.9375% Notes.

     The following tables present condensed consolidating financial information as of December 31, 2004 and March 31, 2004 and for the nine months ended December 31, 2004, and 2003 for (1) the Company, on a stand-alone basis, (2) the Issuer, on a stand-alone basis, (3) the non-guarantor subsidiaries of the Company (including the subsidiaries of the Issuer) on a combined basis (collectively, the “Other Subsidiaries”) and (4) the Company on a consolidated basis.

	As of December 31, 2004
	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated
	(Amounts in thousands)
BALANCE SHEET
Assets
Cash and cash equivalents	$2,934	$327	$1,878	$—	$5,139
Restricted cash	—	—	20,000	—	20,000
Accounts receivable, net	760	—	109,889	—	110,649
Investment in films and television programs	—	—	366,465	—	366,465
Property and equipment	58	1,562	29,806	—	31,426
Goodwill	—	—	168,705	—	168,705
Other assets	138	15,400	7,330	—	22,868
Investment in subsidiaries	225,189	251,226	—	(476,415)	—
Future income taxes	1,868	—	(1,868)	—	—

	$230,947	$268,515	$702,205	$(476,415)	$725,252

Liabilities and Shareholders’ Equity (Deficiency)
Bank loans	$—	$73,400	$1,702	$—	$75,102
Accounts payable and accrued liabilities	2,452	11,823	98,084	—	112,359
Film obligations	—	—	168,806	—	168,806
Subordinated notes	—	210,000	5,000	—	215,000
Mortgages payable	—	—	19,063	—	19,063
Deferred revenue	—	—	39,014	—	39,014
Minority interests	—	—	150	—	150
Intercompany payables (receivables)	(129,523)	486	144,617	(15,580)	—
Intercompany equity	262,260	93,217	306,514	(661,991)	—
Shareholders’ equity (deficiency)	95,758	(120,411)	(80,745)	201,156	95,758

	$230,947	$268,515	$702,205	$(476,415)	$725,252

	Nine Months Ended December 31, 2004
	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated
	(Amounts in thousands)
STATEMENT OF OPERATIONS
Revenues	$345	$—	$610,147	$(306)	$610,186
Expenses:
Direct operating	—	—	258,610	—	258,610
Distribution and marketing	—	—	282,546	—	282,546
General and administration	818	28,081	20,889	(306)	49,482
Depreciation	34	96	2,094	—	2,224

Total expenses	852	28,177	564,139	(306)	592,862

Operating Income (Loss)	(507)	(28,177)	46,008	—	17,324

Other Expenses (Income):
Interest	59	17,644	1,574	—	19,277
Interest rate swaps mark-to-market	—	(2,200)	(208)	—	(2,408)
Minority interests	—	—	2	—	2
Other income	—	—	(825)	—	(825)
Equity interests	(793)	(38,546)	200	39,339	200

Total other expenses (income)	(734)	(23,102)	743	39,339	16,246

Income (Loss) Before Income Taxes	227	(5,075)	45,265	(39,339)	1,078
Income tax provision	(6)	—	(851)	—	(857)

Net Income (Loss)	$221	$(5,075)	$44,414	$(39,339)	$221

	Nine Months Ended December 31, 2004
	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated
	(Amounts in thousands)
STATEMENT OF CASH FLOWS
Net cash flows provided by (used in) operating activities	$(23,161)	$108,133	$(1,838)	$—	$83,134

Financing activities:
Issuance of common shares	21,991	—	—	—	21,991
Financing fees	—	(1,077)	—	—	(1,077)
Increase (decrease) in bank loans	—	(251,300)	88	—	(251,212)
Increase in subordinated notes	—	145,390	—	—	145,390
Decrease in mortgages payable	—	—	(1,585)	—	(1,585)

Net cash flows provided by (used in) financing activities	21,991	(106,987)	(1,497)	—	(86,493)

Investing activities:
Cash received from disposition of assets, net	—	—	1,172	—	1,172
Purchase of property and equipment	—	(1,424)	(528)	—	(1,952)

Net cash flows provided by (used in) investing activities	—	(1,424)	644	—	(780)

Net change in cash and cash equivalents	(1,170)	(278)	(2,691)	—	(4,139)
Foreign exchange effect on cash	3,099	614	(1,524)	—	2,189
Cash and cash equivalents — beginning of period	1,005	(9)	6,093	—	7,089

Cash and cash equivalents — end of period	$2,934	$327	$1,878	$—	$5,139

	Nine Months Ended December 31, 2004
	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated
	(Amounts in thousands)
RECONCILIATION OF NET INCOME (LOSS) TO CANADIAN GAAP
As reported under U.S. GAAP	$221	$(5,075)	$44,414	$(39,339)	$221
Adjustment for interest rate swaps mark-to market	(474)	(368)	(106)	474	(474)
Adjustment for accretion on subordinated notes	(3,182)	(3,182)	—	3,182	(3,182)
Adjustment for amortization of subordinated notes issue costs	122	122	—	(122)	122
Stock-based compensation	(1,391)	(1,391)	—	1,391	(1,391)
Adjustment for amortization of debt financing costs	(98)	(98)	—	98	(98)

Net income (loss) under Canadian GAAP	$(4,802)	$(9,992)	$44,308	$(34,316)	$(4,802)

	As of December 31, 2004
	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated
	(Amounts in thousands)
RECONCILIATION OF SHAREHOLDERS’ EQUITY (DEFICIENCY) TO CANADIAN GAAP
As reported under U.S. GAAP	$95,758	$(120,411)	$(80,745)	$201,156	$95,758
Adjustment for interest rate swaps mark-to-market	2,483	1,962	521	(2,483)	2,483
Accounting for business combinations	1,145	—	1,145	(1,145)	1,145
Accounting for income taxes	(1,900)	—	—	—	(1,900)
Adjustment for accretion on subordinated notes	(3,991)	(3,991)	—	3,991	(3,991)
Adjustment for amortization of subordinated notes issue costs	170	170	—	(170)	170
Reclassification of conversion feature of subordinated notes outside shareholders’ equity	42,017	—	—	—	42,017
Other comprehensive loss	(666)	(666)	(666)	1,332	(666)

Shareholders’ equity (deficiency) under Canadian GAAP	$135,016	$(122,936)	$(79,745)	$202,681	$135,016

	As of March 31, 2004
	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated
	(Amounts in thousands)
BALANCE SHEET
Assets
Cash and cash equivalents	$1,005	$(9)	$6,093	$—	$7,089
Accounts receivable, net	180	75	128,990	—	129,245
Investment in films and television programs	—	—	406,170	—	406,170
Property and equipment	87	236	29,338	—	29,661
Goodwill	—	—	166,804	—	166,804
Other assets	141	14,246	9,327	—	23,714
Investment in subsidiaries	226,691	215,109	—	(441,800)	—
Future income taxes	1,824	—	(1,824)	—	—

	$229,928	$229,657	$744,898	$(441,800)	$762,683

Liabilities and Shareholders’ Equity (Deficiency)
Bank loans	$—	$324,700	$1,474	$—	$326,174
Accounts payable and accrued liabilities	1,183	8,850	119,691	—	129,724
Film obligations	—	—	114,068	—	114,068
Subordinated notes		60,000	5,000	—	65,000
Mortgages payable	—	—	19,041	—	19,041
Deferred revenue	—	—	38,932	—	38,932
Minority interests	—	—	135	—	135
Intercompany payables (receivables)	(103,124)	(144,035)	262,738	(15,579)	—
Intercompany equity	262,260	93,217	306,545	(662,022)	—
Shareholders’ equity (deficiency)	69,609	(113,075)	(122,726)	235,801	69,609

	$229,928	$229,657	$744,898	$(441,800)	$762,683

	As of March 31, 2004
	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated
	(Amounts in thousands)
RECONCILIATION OF SHAREHOLDERS’ EQUITY (DEFICIENCY) TO CANADIAN GAAP
As reported under U.S. GAAP	$69,609	$(113,075)	$(122,726)	$235,801	$69,609
Adjustment for interest rate swaps mark-to-market	2,957	2,957	—	(2,957)	2,957
Accounting for business combinations	1,145	—	1,145	(1,145)	1,145
Accounting for income taxes	(1,900)	—	(1,900)	1,900	(1,900)
Adjustment for accretion on subordinated notes	(809)	(809)	—	809	(809)
Adjustment for amortization of subordinated notes issue costs	48	48	—	(48)	48
Adjustment for amortization of debt financing costs	98	98	—	(98)	98
Reclassification of conversion feature of subordinated notes outside shareholders’ equity	16,269	—	—	—	16,269
Other comprehensive loss	(590)	(590)	(590)	1,180	(590)

Shareholders’ equity (deficiency) under Canadian GAAP	$86,827	$(111,371)	$(124,071)	$235,442	$86,827

	Nine Months Ended December 31, 2003
	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated
	(Amounts in thousands)
STATEMENT OF OPERATIONS
Revenues	$1,140	$—	$216,472	$(607)	$217,005
Expenses:
Direct operating	—	—	113,131	—	113,131
Distribution and marketing	—	—	102,910	—	102,910
General and administration	1,918	8,164	14,172	(607)	23,647
Severance and relocation costs	118	5,348	468	—	5,934
Write-down of other assets	5,409	—	2,655	—	8,064
Depreciation	111	434	1,203	—	1,748

Total expenses	7,556	13,946	234,539	(607)	255,434

Operating Loss	(6,416)	(13,946)	(18,067)	—	(38,429)

Other Expenses:
Interest	274	7,042	1,701	—	9,017
Interest rate swaps mark-to-market	—	(950)	—	—	(950)
Equity interests	41,333	21,775	1,959	(63,108)	1,959

Total other expenses	41,607	27,867	3,660	(63,108)	10,026

Loss Before Income Taxes	(48,023)	(41,813)	(21,727)	63,108	(48,455)
Income tax (provision) benefit	(747)	1	431	—	(315)

Net Loss	$(48,770)	$(41,812)	$(21,296)	$63,108	$(48,770)

	Nine Months Ended December 31, 2003
	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated
	(Amounts in thousands)
STATEMENT OF CASH FLOWS
Net cash flows provided by (used in) operating activities	$(61,501)	$(200,831)	$210,791	$—	$(51,541)

Financing activities:
Issuance of common shares	104,589	—	—	—	104,589
Redemption of Series A preferred shares	(18,090)	—	—	—	(18,090)
Dividends paid on Series A preferred shares	(254)	—	—	—	(254)
Financing fees	(73)	(11,214)	—	—	(11,287)
Increase (decrease) in bank loans	(18,027)	155,434	(54,900)	—	82,507
Increase in subordinated notes	—	56,663	—	—	56,663
Decrease in production loans	—	—	(1,273)	—	(1,273)
Increase (decrease) in debt	(12,080)	—	4,168	—	(7,912)

Net cash flows provided by (used in) financing activities	56,065	200,883	(52,005)	—	204,943

Investing activities:
Acquisition of Artisan Entertainment Inc, net of cash acquired	—	—	(149,559)	—	(149,559)
Purchase of property and equipment	(21)	(201)	(223)	—	(445)

Net cash flows used in investing activities	(21)	(201)	(149,782)	—	(150,004)

Net change in cash and cash equivalents	(5,457)	(149)	9,004	—	3,398
Foreign exchange effect on cash	8,199	(460)	(8,574)	—	(835)
Cash and cash equivalents — beginning of period	(126)	1,706	5,271	—	6,851

Cash and cash equivalents —end of period	$2,616	$1,097	$5,701	$—	$9,414

	Nine Months Ended December 31, 2003
	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated
	(Amounts in thousands)
RECONCILIATION OF NET LOSS TO CANADIAN GAAP
As reported under U.S. GAAP	$(48,770)	$(41,812)	$(21,296)	$63,108	$(48,770)
Adjustment for capitalized pre-operating costs	(462)	(462)	(462)	924	(462)
Adjustment for interest rate swaps mark-to-market	(950)	(950)	—	950	(950)
Adjustment for accretion on subordinated notes	(190)	(190)	—	190	(190)
Provision for debentures and other receivables due from CinéGroupe	8,064	—	2,655	(2,655)	8,064
Adjustment for consolidation of CinéGroupe	(2,333)	—	(2,333)	2,333	(2,333)
Stock-based compensation	(478)	(478)	—	478	(478)

Net loss under Canadian GAAP	$(45,119)	$(43,892)	$(21,436)	$65,328	$(45,119)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

     We are an independent producer and distributor of film and television entertainment content. We release approximately 15 motion pictures theatrically per year. Our theatrical releases include films we produce in-house and films we acquire from third parties. We also have produced approximately 150 hours of television programming on average each of the last four years. We anticipate a decrease in the number of hours produced in the current fiscal year as we focus on internally produced fiction and non-fiction programming and less on “work for hire” non-fiction programming. Our disciplined approach to production, acquisition and distribution is designed to maximize our profit by balancing our financial risks against the probability of commercial success of each project. We distribute our library of approximately 6,200 motion picture titles and 1,800 television episodes directly to retailers, video rental stores, pay and free television channels and indirectly to international markets through third parties. Our rights to titles in our library vary; in some cases we have only the right to distribute titles for a limited term. We also own an interest in CinemaNow, an internet video-on-demand provider, and own and operate a film and television production studio. On December 15, 2003, we completed our acquisition of Artisan Entertainment Inc., or Artisan, which added a diversified motion picture, family and home entertainment company to our company. The fully integrated distribution network we acquired from Artisan includes direct-to-store distribution capabilities and expanded output capabilities with pay television and pay-per-view providers. Our unaudited condensed consolidated statements of operations for the three and nine months ended December 31, 2004 includes the results of the Company on a consolidated basis including Artisan and our unaudited condensed consolidated statements of operations for the three and nine months ended December 31, 2003 include Artisan for the 16-day period from the acquisition date of December 15, 2003.

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

Recent Developments

     Generally Accepted Accounting Principles (“GAAP”). On March 29, 2004, the new British Columbia Business Corporations Act came into force, which allows us to prepare our financial statements either under Canadian or U.S. GAAP. We have elected to prepare financial statements under U.S. GAAP commencing April 1, 2004. Therefore, these consolidated financial statements have been prepared in accordance with U.S. GAAP and amounts previously reported under Canadian GAAP have been restated under U.S. GAAP. We must disclose and quantify material differences with Canadian GAAP in our interim and annual financial statements for the next two fiscal years from April 1, 2004. The differences for the three and nine months ended December 31, 2004 are described in note 15 of our accompanying consolidated financial statements.

     CinemaNow. In July 2004, we purchased $0.2 million Series D Convertible Preferred Shares as part of an $11 million round of financing secured by CinemaNow. The round of financing decreased our voting and economic interests from approximately 54% to 30%. During the nine months ended December 31, 2004, we recorded losses of $0.2 million as other equity interests in the consolidated statements of operations. Therefore the investment in CinemaNow is nil at December 31, 2004.

     Non-fiction programming. In July 2004, we entered into a transaction with Creative Differences Productions Inc., a company wholly owned by a former employee of Lions Gate who was primarily responsible for Termite Art. As a result of this transaction, Creative Differences Productions Inc. assumed the responsibility for the San Fernando Valley premises and certain operations of Termite Art. The transaction resulted in a gain of $0.7 million recorded as other income in the consolidated statement of operations for the nine months ended December 31, 2004. The transaction also resulted in a reduction of non-fiction programming hours for the three and nine months ended December 31, 2004 compared to previous periods. Lions Gate retained the distribution operations of Termite Art.

     Stock-Based Compensation Plan. On September 14, 2004, the shareholders approved the 2004 Performance Incentive Plan that provides for the issue of 2.0 million common shares of the Company to eligible employees, directors, officers and other eligible persons of the Company and its affiliates.

     Issuance of Convertible Senior Subordinated Notes. On October 4, 2004, Lions Gate Entertainment Inc., a wholly owned subsidiary of the Company sold $150.0 million 2.9375% Convertible Senior Subordinated Notes (“2.9375% Notes”) with a maturity date of October 15, 2024. We received $146.0 million of net proceeds after paying placement agents’ fees. Offering expenses were approximately $0.5 million. The 2.9375% Notes are convertible at the option of the holder, at any time prior to maturity, upon satisfaction of certain conversion contingencies, into common shares of Lions Gate Entertainment Corp. at a conversion rate of 86.9565 shares per $1,000 principal amount of the 2.9375% Notes, which is equal to a conversion price of approximately $11.50 per share, subject to adjustment upon certain events. We used the net proceeds for repayment of outstanding indebtedness under the existing U.S. dollar revolving credit facility and term loan, and may also use the net proceeds for other general business purposes, which may include the financing of a portion of any future acquisitions.

     Exercise of Warrants. During the nine months ended December 31, 2004, 2,168,350 warrants were exercised and the Company issued 2,168,350 common shares and received proceeds of $10.8 million. During December 2004, an additional 1,993,250 warrants were exercised by cashless exercise resulting in the issuance of 1,052,517 common shares. Any remaining warrants expired January 1, 2005 and therefore no warrants are outstanding.

     Credit Facility. In anticipation of the proceeds from the 2.9375% Notes, we repaid $60 million of term loan with the revolving credit facility on September 30, 2004 and on October 4, 2004 used the proceeds from the 2.9375% Notes to partially repay the revolving credit facility. Therefore, on September 30, 2004, the term loan was reduced to $75 million and the credit facility to $290 million. On December 31, 2004, we repaid the term loan in full with the revolving credit facility, thereby reducing the credit facility to a $215 million revolving facility at December 31, 2004. The repayment of our term loan resulted in the write-off of deferred financing fees of $3.4 million on the term loan portion of the credit facility which is recorded as interest expense.

Critical Accounting Policies

     The application of the following accounting policies, which are important to our financial position and results of operations, requires significant judgments and estimates on the part of management. For a summary of all of our accounting policies, including the accounting policies discussed below, see note 2 to our March 31, 2004 audited consolidated financial statements as converted to U.S. GAAP filed on Form 8-K on January 21, 2005.

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

     Accounting for Films and Television Programs. We capitalize costs of production and acquisition, including financing costs and production overhead, to investment in films and television programs. These costs are amortized to direct operating expenses in accordance with Statement of Position 00-2 “Accounting by Producers or Distributors of Films” (“SoP 00-2”). These costs are stated at the lower of unamortized films or television program costs or estimated fair value. These costs for an individual film or television program are amortized and participation and residual costs are accrued in the proportion that current year’s revenues bear to management’s estimates of the ultimate revenue at the beginning of the year expected to be recognized from exploitation, exhibition or sale of such film or television program over a period not to exceed ten years from the date of initial release. For previously released film or television programs acquired as part of a library, ultimate revenue includes estimates over a period not to exceed twenty years from the date of acquisition. Management regularly reviews and revises when necessary, its ultimate revenue and cost estimates, which may result in a change in the rate of amortization of film costs and participations and residuals and/or write-down of all or a portion of the unamortized costs of the film or television program to its estimated fair value. Unfavorable changes to revenue and cost estimates may occur, which may result in significant write-downs affecting our results of operations and financial condition.

     Revenue Recognition. Revenue from the sale or licensing of films and television programs is recognized upon meeting all recognition requirements of SoP 00-2. Revenue from the theatrical release of feature films is recognized at the time of exhibition based on the Company’s participation in box office receipts. Revenue from the sale of videocassettes and digital video disks (“DVDs”) in the retail market, net of an allowance for estimated returns and other allowances, is recognized on the later of receipt by the customer or “street date” (when it is available for sale by the customer). Under revenue sharing arrangements, rental revenue is recognized when the Company is entitled to receipts and such receipts are determinable. Revenues from television licensing are recognized when the feature film or television program is available to the licensee for telecast. For television licenses that include separate availability “windows” during the license period, revenue is allocated over the “windows”. Revenue from sales to international territories are recognized when the feature film or television program is available to the distributor for exploitation and no conditions for delivery exist, which under most sales contracts requires that full payment has been received from the distributor. For multiple media rights contracts with a fee for a single film or television program where the contract provides for media holdbacks, the fee is allocated to the various media based on management’s assessment of the relative fair value of the rights to exploit each media and is recognized as each holdback is released. For multiple-title contracts with a fee, the fee is allocated on a title-by-title basis, based on management’s assessment of the relative fair value of each title.

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

     Goodwill. Goodwill is assessed for impairment at least annually within each fiscal year or if an event occurs or circumstances change that more-likely-than-not reduces the fair value of a reporting unit below its carrying value. The Company completed its annual impairment tests as required under SFAS 142 and CICA 3062, with the most recent test completed at December 31, 2003. No events have occurred or circumstances changed subsequent to December 31, 2003, that would cause the Company to perform an interim impairment test. The next annual impairment test will be completed during the quarter ended March 31, 2005, as at December 31, 2004. Determining the fair value of reporting units requires various assumptions and estimates.

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

Recent Accounting Pronouncements

     Statement of Financial Accounting Standards No. 123R. On October 13, 2004, the Financial Accounting Standards Board reached a conclusion on Statement 123R, “Share-Based Payment”. The Statement would require all public companies accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments to account for these types of transactions using a fair-value-based method. As permitted by Statement 123 “Accounting for Stock-Based Compensation”, the Company currently accounts for share-based payments to employees using the intrinsic value method as set forth in APB No. 25 “Accounting for Stock Issued to Employees”. As such, the Company generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123R’s fair value method will have an impact on our result of operations, although it will have no impact on our overall financial position. The impact of adoption of Statement 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement 123R in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income (loss) available to common shareholders and basic income (loss) per share in note 12 to our consolidated financial statements. Statement 123R permits companies to adopt its requirements using either a modified prospective method or a modified retrospective method. The Company has not yet determined which method it will utilize. The Company will be required to apply Statement 123R beginning July 1, 2005.

     EITF Issue No. 04-8. For the three months ended December 31, 2004, the Company adopted EITF Issue No. 04-8 The Effect of Contingently Convertible Debt on Diluted Earnings Per Share, which applied to reporting periods ending after the effective date of December 15, 2004. Under EITF Issue No. 04-8, all instruments that have embedded conversion features that are contingent on market conditions indexed to an issuer’s share price are included in diluted earnings per share computations (if dilutive) regardless of whether the market conditions have been met. On October 4, 2004, Lions Gate Entertainment Inc., a wholly owned subsidiary of the Company sold $150.0 million 2.9375% Notes with a maturity date of October 15, 2024. The 2.9375% Notes are convertible at the option of the holder, at any time prior to maturity, upon satisfaction of certain conversion contingencies, into common shares of Lions Gate Entertainment Corp. and therefore the shares issuable on the potential conversion of the 2.9375% Notes would be included in diluted earning per share computations for the three and nine months ended December 31, 2004 (if dilutive).

Results of Operations

Three Months Ended December 31, 2004 Compared to Three Months Ended December 31, 2003

     Consolidated revenues this quarter of $190.4 million increased $119.8 million, or 169.7% compared to $70.6 million in the prior year’s quarter.

     Motion pictures revenue of $175.1 million this quarter increased $123.2 million, or 237.4%, compared to $51.9 million in the prior year’s quarter due to significant releases during the quarter and revenues generated by acquired Artisan titles. Theatrical revenue of $28.9 million this quarter increased $26.0 million, or 896.6%, compared to $2.9 million in the prior year’s quarter. The most significant theatrical release this quarter was Saw. The most significant theatrical release in the prior year’s quarter was The Cooler. Video revenue of $120.8 million this quarter increased $84.7 million, or 234.6%, compared to $36.1 million in the prior year’s quarter. Significant video releases this quarter included Open Water and Care Bears: Journey to Joke-A-Lot. Video releases in prior quarters and re-promotions of previous releases in the current quarter also contributed significant revenues. Significant video releases in the prior year’s quarter included The Anna Nicole Show, Leprechaun Back 2 Tha Hood and Saturday Night Live: The Best of Chris Farley. International revenue of $11.3 million this quarter increased $1.9 million, or 20.2%, compared to $9.4 million in the prior year’s quarter. Significant international sales this quarter included Godsend, The Prince & Me, Final Cut and Open Water. Significant international sales in the prior year’s quarter included Wonderland, Confidence, Shattered Glass and Cat’s Meow. Television revenue from motion pictures of $10.7 million this quarter increased $7.7 million, or 256.7%, compared to $3.0 million in the prior year’s quarter. Significant television license fees this quarter included Van Wilder: Party Liaison and Girl With a Pearl Earring.

     Television production revenue of $14.2 million this quarter decreased by $2.9 million, or 17.0%, from $17.1 million in the prior year’s quarter. This quarter, 19.0 hours of one-hour drama series were delivered domestically contributing revenue of $8.4 million and international and other revenue on one-hour drama series was $1.9 million. Also this quarter, television movies contributed revenue of $3.1 million, video releases of television product contributed revenue of $0.7 million and non-fiction programming contributed revenue of $0.1 million. In the prior year’s quarter, 8.0 hours of one-hour drama series were delivered domestically contributing revenue of $7.7 million and international and other revenue on one-hour drama series was $3.6 million, television movies contributed revenue of $1.1 million, video releases of television product contributed $0.1 million and 30.5 hours of non-fiction programming were delivered contributing revenue of $4.3 million. Domestic deliveries of one-hour drama series this quarter included Missing and Second Verdict. Television movies this quarter included Frankenstein. The decrease in revenue and hours of non-fiction programming is due to the disposition in July 2004 of the production operations of Termite Art, a division of the television segment.

     Studio facilities revenue of $1.1 million this quarter decreased $0.5 million, or 31.3%, compared to $1.6 million in the prior year’s quarter due primarily to a decrease in occupancy and rental rates quarter over quarter. We anticipate a continued decrease in revenues for fiscal 2005, compared to fiscal 2004, due to a decrease in occupancy rates.

     Direct operating expenses primarily include amortization of film and television production or acquisition costs, participation and residual expenses. Direct operating expenses of $82.5 million for the quarter were 43.3% of revenue, compared to direct operating expenses of $42.5 million, which were 60.2% of revenue in the prior year’s quarter. Direct operating expenses as a percentage of revenue for the motion pictures segment decreased quarter over quarter as higher margin titles were included in the current quarter.

     In the current quarter, we decreased the provision for doubtful accounts by $1.8 million to $7.5 million at December 31, 2004. The decrease in the provision is primarily due to a reclassification of sales allowances, which are reflected as a reduction of revenue, and due to collection of accounts receivable that were previously provided for.

     Distribution and marketing expenses of $80.3 million increased $45.6 million, or 131.4%, compared to $34.7 million in the prior year’s quarter due to significant releases during the quarter and to costs associated with revenues generated by acquired Artisan titles. Theatrical prints and advertising (“P&A”) this quarter of $30.1 million increased $22.1 million, or 276.3%, compared to $8.0 million in the prior year’s quarter. Theatrical P&A this quarter included significant expenditures on the release of titles such as Saw and Beyond The Sea. Video distribution and marketing costs on motion picture and television product this quarter of $48.3 million increased $24.0 million, or 98.8%, compared to $24.3 million in the prior year’s quarter due to an increase in marketing and duplication costs related to the increase in video revenues generated during the quarter, primarily due to the release of Open Water and Care Bears: Journey to Joke-A-Lot.

     General and administration expenses of $15.6 million this quarter increased $6.3 million, or 67.7%, compared to $9.3 million in the prior year’s quarter primarily due to an increase in salaries and benefits and office and operations costs as a result of the increase in the number of employees and volume of operations due to the acquisition of Artisan in December 2003. Salaries and benefits also increased as a result of stock-based compensation expense related to share appreciation rights of $3.2 million. Effective March 31, 2004, Christal Films Distribution Inc. (“Christal”), a variable interest entity, was consolidated and therefore general and administration expenses of $0.4 million for Christal are recorded this quarter, but not in the prior year’s quarter. In the current quarter, $0.6 million of production overhead was capitalized compared to $0.7 million in the prior year’s quarter.

     Severance and relocation costs of $5.9 million in the prior year’s quarter represent costs incurred by Lions Gate, associated with the acquisition of Artisan, which include property and lease abandonment costs of $2.8 million, the write-off of capital assets no longer in use of $2.1 million and severance of $1.0 million.

     Write down of other assets of $8.1 million in the prior year’s quarter consists of a provision against convertible debentures and other receivables due from CinéGroupe. CinéGroupe was unable to meet its financial obligations in the ordinary course of business and sought protection under the Companies Creditors Arrangement Act (“CCAA”) in December 2003. As a result, we determined that amounts owing may not be collectible and recorded a provision against convertible debentures and other receivables due from CinéGroupe, resulting in a write-down of amounts owing to nil.

     Depreciation of $0.8 million this quarter increased $0.1 million, or 14.3%, compared to $0.7 million in the prior year’s quarter.

     Interest expense of $8.2 million this quarter increased $3.4 million, or 70.8%, compared to $4.8 million in the prior year’s quarter primarily due to an increase in interest and amortization on subordinated notes and an increase in amortization and write-off of deferred financing costs on the credit facility. The current quarter includes interest and amortization on the 4.875% Notes issued December 2003 and the 2.9375% Notes issued October 2004, whereas the prior year’s quarter includes approximately one month of interest and amortization on the 4.875% Notes only. The current quarter includes amortization of increased deferred financing fees on the amended credit facility and write-off of deferred financing fees of $3.4 million on the term loan portion of the amended credit facility which was repaid December 31, 2004. The prior year’s quarter includes amortization of deferred financing fees and write-off of deferred financing fees of $2.0 million on the previous credit facility repaid December 2003. In both the current quarter and prior year’s quarter $0.3 million interest is capitalized to production costs.

     Interest rate swaps do not meet the criteria of effective hedges and therefore a fair valuation gain of $0.4 million was recorded this quarter and a fair valuation gain of $0.7 million was recorded in the prior year’s quarter.

     Equity interests of $0.9 million in the prior year’s quarter includes $1.0 million equity interest in the loss of CinéGroupe which consists of approximately 29% of the net loss of CinéGroupe and $0.1 million equity interest in the income of Christal which consists of approximately 75% of the net income of Christal. Effective January 1, 2004, we began accounting for CinéGroupe under the cost method of accounting, as we no longer had the ability to significantly influence CinéGroupe due to a CCAA filing, and therefore no equity interest is recorded this quarter. Effective March 31, 2004, Christal was consolidated as a variable interest entity and therefore no equity interest is recorded this quarter.

     Net income for the three months ended December 31, 2004 was $3.4 million, or basic earnings per share of $0.03 on 98.1 million weighted average shares outstanding. Diluted earnings per share for the three months ended December 31, 2004 were $0.03. This compares to net loss for the three months ended December 31, 2003 of $35.7 million or loss per share of $0.45 on 84.4 million weighted average common shares outstanding (after giving effect to modification of warrants and dividends and accretion on the Series A Preferred Shares). In December 2003, the expiration date of warrants was extended by one year to January 1, 2005 and the modification resulted in a charge to net income (loss) available to common shareholders. In February 2004, we exercised our right to convert all remaining preferred shares to common shares. Therefore, for the three months ended December 31, 2004, there are no Series A Preferred Share dividends or accretion on the Series A Preferred Shares.

Nine months Ended December 30. 2004 Compared to Nine months Ended December 31, 2003

     Consolidated revenues for the nine months ended December 30. 2004 of $610.2 million increased $393.2 million, or 181.2%, compared to $217.0 million for the nine months ended December 31, 2003.

     Motion pictures revenue of $537.0 million this period increased $376.6 million, or 234.8%, compared to $160.4 million in the prior year’s period due to significant releases during the period and revenues generated by acquired Artisan titles. Theatrical revenue of $113.3 million this period increased $93.1 million, or 460.9%, compared to $20.2 million in the prior year’s period. Significant theatrical releases this period included Fahrenheit 9/11, Saw, The Punisher and Open Water. Significant theatrical releases in the prior year’s period included Cabin Fever, House of 1000 Corpses and Confidence. Video revenue of $325.9 million this period increased $220.5 million, or 209.2%, compared to $105.4 million in the prior year’s period. Significant video releases this period included The Punisher, Barbie in the Prince and the Pauper, Open Water, Godsend, Dirty Dancing: Havana Nights, The Cooler and Girl With a Pearl Earring. Video releases in prior quarters and the video library continued to contribute significant video revenue. Significant video releases in the prior year’s period included House of 1000 Corpses, Confidence, Will & Grace: Season 1 and Secretary. International revenue of $67.1 million this period increased $41.8 million, or 165.2%, compared to $25.3 million in the prior year’s period. Significant international sales this period included The Punisher, Godsend and The Prince and Me. Significant international sales in the prior year’s period included Confidence, Wonderland and Cabin Fever. Television revenue from motion pictures of $26.9 million this period increased $19.6 million, or 268.5%, compared to $7.3 million in the prior year’s period. Significant television license fees this period included Van Wilder: Party Liaison, House of the Dead and Cabin Fever.

     Television production revenue of $69.7 million this period increased by $18.0 million, or 34.8%, from $51.7 million in the prior year’s period. This period, 46.0 hours of one-hour drama series were delivered domestically contributing revenue of $38.8 million and international and other revenue on one-hour drama series was $15.0 million. Also this period, television movies contributed revenue of $11.9 million, video releases of television product contributed revenue of $2.7 million and non-fiction programming contributed revenue of $0.9 million. In the prior year’s period, 24.0 hours of one-hour drama series were delivered for revenue of $24.1 million and international and other revenue on one-hour drama series was $9.2 million, television movies contributed revenue of $7.6 million, video releases of television product contributed revenue of $2.3 million and non-fiction programming contributed revenue of $7.5 million. Domestic deliveries of one-hour drama series this period included Missing, Second Verdict, Dead Zone and 5 Days to Midnight. Television movies this period included Frankenstein, Baby For Sale, Infidelity and A Mother’s Gift. 15.0 hours of non-fiction programming were delivered during the period compared to 62.0 hours in the prior year’s period. The decrease in revenue and hours of non-fiction programming is due to the disposition in July 2004 of the production operations of Termite Art, a division of the television segment.

     Studio facilities revenue of $3.5 million this period decreased $1.4 million, or 28.6%, compared to $4.9 million in the prior year’s period due primarily to a decrease in occupancy and rental rates period over period. We anticipate a continued decrease in revenues for fiscal 2005, compared to fiscal 2004, due to a decrease in occupancy rates.

     Direct operating expenses primarily include amortization of film and television production or acquisition costs, participation and residual expenses. Direct operating expenses of $258.6 million for the period were 42.4% of revenue, compared to direct operating expenses of $113.1 million, which were 52.1% of revenue in the prior year’s period. Direct operating expenses as a percentage of revenue for the motion pictures segment decreased period over period as higher margin titles were included in the current period.

     In the current period, we decreased the provision for doubtful accounts by $4.2 million to $7.5 million at December 31, 2004. The decrease in the provision is primarily due to a reclassification of sales allowances, which are reflected as a reduction of revenue, and due to accounts receivable written off and collection of accounts receivable that were previously provided for.

     Distribution and marketing expenses of $282.5 million increased $179.6 million, or 174.5%, compared to $102.9 million in the prior year’s period due to significant releases during the period and to costs associated with revenues generated by acquired Artisan titles. Theatrical prints and advertising (“P&A”) this period of $135.4 million increased $89.1 million, or 192.4%, compared to $46.3 million in the prior year’s period. Theatrical P&A this period included significant expenditures on the release of titles such as Open Water, Saw, Godsend, The Punisher and Fahrenheit 9/11. Video distribution and marketing costs on motion picture and television product this period of $140.4 million increased $89.6 million, or 176.4%, compared to $50.8 million in the prior year’s period due to an increase in marketing and duplication costs related to the increase in video revenues generated during the period, primarily due to the release of The Punisher, Barbie in the Prince and the Pauper, Open Water, Dirty Dancing: Havana Nights, Godsend, Care Bears: Journey to Joke-A-Lot and The Cooler.

     General and administration expenses of $49.5 million this period increased $25.9 million, or 109.8%, compared to $23.6 million in the prior year’s period primarily due to an increase in salaries and benefits, professional fees and office and operations costs as a result of the increase in the number of employees and volume of operations due to the acquisition of Artisan in December 2003. Salaries and benefits also increased as a result of stock-price bonuses due under employment contracts and stock compensation expense related to share appreciation rights of $7.0 million. Effective March 31, 2004, Christal, a variable interest entity, was consolidated and therefore general and administration expenses of $1.7 million for Christal are recorded this period, but not in the prior year’s period. In the current period, $1.9 million of production overhead was capitalized compared to $2.1 million in the prior year’s period.

     Severance and relocation costs of $5.9 million in the prior year’s quarter represent costs incurred by Lions Gate, associated with the acquisition of Artisan, which include property and lease abandonment costs of $2.8, the write-off of capital assets no longer in use of $2.1 million and severance of $1.0 million.

     Write down of other assets of $8.1 million in the prior year’s quarter consists of a provision against convertible debentures and other receivables due from CinéGroupe. CinéGroupe was unable to meet its financial obligations in the ordinary course of business and sought protection under CCAA in December 2003. As a result, we determined that amounts owing may not be collectible and recorded a provision against convertible debentures and other receivables due from CinéGroupe, resulting in a write-down of amounts owing to nil.

     Depreciation of $2.2 million this period increased $0.5 million, or 29.4%, compared to $1.7 million in the prior year’s period due primarily to the addition of $2.7 million of property and equipment as a result of the purchase of Artisan in December 2003.

     Interest expense of $19.3 million this period increased $10.2 million, or 113.3%, compared to $9.0 million in the prior year’s period primarily due to an increase in interest on the credit facility, interest on promissory notes and advances acquired as part of the acquisition of Artisan, an increase in interest and amortization on subordinated notes and an increase in amortization and write-off of deferred financing costs on the credit facility. Interest on the credit facility increased as the credit facility balance increased to finance the acquisition of Artisan in December 2003 and remained higher than the prior year’s period until October 2004 when the credit facility balance was partially repaid with proceeds from the issuance on the 2.9375% Notes. Interest rates also increased from December 2003 when the amended credit facility was entered into. The current period includes interest and amortization on the 4.875% Notes issued December 2003 and the 2.9375% Notes issued October 2004, whereas the prior year’s quarter includes approximately one month of interest and amortization on the 4.875% Notes only. The current period includes amortization of increased deferred financing fees on the amended credit facility and write-off of increased deferred financing fees of $3.4 million on the term loan portion of the amended credit facility which was repaid December 31, 2004. The prior year’s quarter includes amortization of deferred financing fees and write-off of deferred financing fees of $2.0 million on the previous credit facility repaid December 2003. In the current period $0.7 million interest is capitalized to production costs, compared to $1.0 million in the prior year’s period.

     Interest rate swaps do not meet the criteria of effective hedges and therefore a fair valuation gain of $2.4 million was recorded this period and a fair valuation gain of $1.0 million was recorded in the prior year’s period.

     Other income this period includes a $0.7 million gain on the disposition of assets and liabilities of Termite Art, a division of the television segment, in exchange for cash. Other income this period also includes $0.1 million collection of cash on a promissory note that was previously fully reserved.

     Equity interests of $0.2 million this period includes $0.2 million equity interest in the loss of CinemaNow which consists of approximately 30% of the losses of CinemaNow. The investment in CinemaNow made in July 2004 was reduced to nil by December 31, 2004 and therefore we did not record any additional losses, as we have no further funding requirements. Equity interests of $2.0 million in the prior year’s period includes $1.8 million equity interest in the loss of CinéGroupe which consists of approximately 29% of the net loss of CinéGroupe, $0.3 million equity interest in the loss of CinemaNow which consists of approximately 55% of the net loss of CinemaNow and $0.1 million equity interest in the income of Christal which consists of approximately 75% of the net income of Christal. Effective January 1, 2004, we began accounting for CinéGroupe under the cost method of accounting, as we no longer had the ability to significantly influence CinéGroupe due to a CCAA filing, and therefore no equity interest is recorded this period. Effective March 31, 2004, Christal was consolidated as a variable interest entity and therefore no equity interest is recorded this period.

     Net income for the nine months ended December 31, 2004 was $0.2 million, or income per share of $0.00 on 96.4 million weighted average shares outstanding. Diluted earnings per share for the nine months ended December 31, 2004 were $0.00. This compares to net loss for the nine months ended December 31, 2003 of $48.8 million or loss per share of $0.81 on 63.6 million weighted average common shares outstanding (after giving effect to modification of warrants and dividends and accretion on the Series A Preferred Shares). In December 2003, the expiration date of warrants was extended by one year to January 1, 2005 and the modification resulted in a charge to net income (loss) available to common shareholders. In February 2004, we exercised our right to convert all remaining preferred shares to common shares. Therefore, for the nine months ended December 31, 2004, there are no Series A Preferred Share dividends or accretion on the Series A Preferred Shares.

EBITDA

     EBITDA, defined as earnings before interest, interest rate swap mark-to-market, income tax provision, depreciation and minority interests of $12.1 million for the three months ended December 31, 2004 increased $42.9 million compared to EBITDA of negative $30.8 million for the three months ended December 31, 2003. EBITDA of $20.2 million for the nine months ended December 31, 2004 increased $58.8 million compared to EBITDA of negative $38.6 million for the nine months ended December 31, 2003.

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

     The following table reconciles EBITDA to net income (loss):

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,
	2004	2003	2004	2003
	(Amounts in thousands)
EBITDA, as defined	$12,092	$(30,822)	$20,173	$(38,640)
Depreciation	(835)	(718)	(2,224)	(1,748)
Interest	(8,201)	(4,808)	(19,277)	(9,017)
Interest rate swaps mark-to-market	419	688	2,408	950
Minority interests	19	—	(2)	—
Income tax provision	(141)	(84)	(857)	(315)

Net income (loss)	$3,353	$(35,744)	$221	$(48,770)

     Refer to note 15 of the consolidated financial statements for reconciliation of net income (loss) reported under U.S. GAAP to net income (loss) reported under Canadian GAAP.

Liquidity and Capital Resources

     Our liquidity and capital resources are provided principally through cash generated from operations, issuance of common shares and debt instruments, including a credit facility with JP Morgan. On October 4, 2004, we sold $150.0 million 2.9375% Notes and received $146.0 million of net proceeds after paying placement agents’ fees and offering expenses. On December 31, 2004, we had repaid the term loan portion of the credit facility in full and therefore at December 31, 2004, the credit facility was reduced to a $215 million revolving credit facility.

     Credit Facility. The Company entered into a $350 million credit facility in December 2003 consisting of a $200 million U.S. dollar-denominated revolving credit facility, a $15 million Canadian dollar-denominated revolving credit facility and a $135 million U.S. dollar-denominated term-loan. On October 4, 2004, we sold $150.0 million 2.9375% Notes and received $146.0 million of net proceeds after paying placement agents’ fees and offering expenses. In anticipation of the proceeds from the 2.9375% Notes, we repaid $60 million of term loan with the revolving credit facility on September 30, 2004 and on October 4, 2004 used the proceeds from the 2.9375% Notes to partially repay the revolving credit facility. Therefore, on September 30, 2004, the term loan was reduced to $75 million and the credit facility to $290 million. On December 31, 2004, we repaid the term loan in full with the revolving credit facility, thereby reducing the credit facility to $215 million at December 31, 2004. At December 31, 2004. the Company had borrowed $73.4 million (March 31, 2004 — $324.7 million) under the credit facility. The credit facility expires December 31, 2008 and bears interest in the case of revolving credit facility loans at 2.75% over the Adjusted LIBOR or the Canadian Bankers Acceptance rate, or 1.75% over the U.S. or Canadian prime rates. The availability of funds under the credit facility is limited by the borrowing base, which is calculated on a monthly basis. The borrowing base assets at December 31, 2004 totaled $390.5 million (March 31, 2004 — $390.9 million). At December 31, 2004, the revolving credit facility had an average variable interest rate of 5.20% on principal of $73.4 million under the U.S. dollar revolving credit facility. The Company had not drawn on the Canadian dollar credit facility as of December 31, 2004. The Company is required to pay a monthly commitment fee of 0.50% per annum on the total credit facility of $215.0 million less the amount drawn. Right, title and interest in and to all personal property of Lions Gate Entertainment Corp. and Lions Gate Entertainment Inc. is being pledged as security for the credit facility. The credit facility is senior to the Company’s film obligations, subordinated notes and mortgages payable. The credit facility restricts the Company from paying cash dividends on its common shares. The Company entered into a $100 million interest rate swap at an interest rate of 3.08%, commencing January 2003 and ending September 2005. The swap is in effect as long as three month LIBOR is less than 5.0%. Fair market value of the interest rate swap at December 31, 2004 is negative $0.1 million (March 31, 2004 — negative $2.3 million). The fair valuation gains for the three and nine months ended December 31, 2004 are $0.5 million and $2.2 million respectively (2003 — gains of $0.7 million and $1.0 million, respectively).

     Filmed Entertainment Backlog. Backlog represents the amount of future revenue not yet recorded from executed contracts for the licensing of films and television product for television exhibition and in international markets. Backlog at December 31, 2004 and at March 31, 2004 is approximately $107.0 million and $114.1 million, respectively.

     Cash Flows Provided by (Used in) Operating Activities. Cash flows provided by operating activities in the nine months ended December 31, 2004 were $83.1 million compared to cash flows used in operating activities of $51.5 million in the nine months ended December 31, 2003. This period cash flows from operations increased as a result of increased operating results, an increase in accounts receivable and an increase in film obligations (including a $19.3 million theatrical marketing obligation, refer to note 6), offset by an increase in restricted cash (designated for the theatrical marketing obligation, refer to note 2), an increase in investment in films and television programs and a decrease in accounts payable and accrued liabilities.

     Cash Flows Provided by (Used in) Financing Activities. Cash flows used in financing activities of $86.5 million in the nine months ended December 31, 2004 were primarily due to the repayment of bank loans, offset by proceeds from the sale of the 2.9375% Notes and proceeds from the issuance of common shares for the exercise of stock options and warrants. Cash flows provided by financing activities of $204.9 million in the nine months ended December 31, 2003 were primarily proceeds from the issuance of common shares, proceeds from bank loans and proceeds from the sale of the 4.875% Notes, offset by payment for the repurchase of Series A preferred shares and financing fees on the amended credit facility entered into December 2003.

     Cash Flows Used in Investing Activities. Cash flows used in investing activities of $0.8 million in the nine months ended December 31, 2004 consists of cash received on the disposition of the assets and liabilities of Termite Art, a division of the television segment, less $2.0 million for purchases of property and equipment. Cash flows used in investing activities of $150.0 million in the nine months ended December 31, 2003 were primarily for the purchase price paid on the acquisition of Artisan, less cash acquired.

     Anticipated Cash Requirements. The nature of our business is such that significant initial expenditures are required to produce, acquire, distribute and market films and television programs, while revenues from these films and television programs are earned over an extended period of time after their completion or acquisition. As our operations grow, our financing requirements are expected to grow and management projects the continued use of cash in operating activities and, therefore, we are dependent on continued access to external sources of financing. We believe that cash flow from operations, cash on hand, credit facility availability and other production financing available will be adequate to meet known operational cash requirements for the foreseeable future, including the funding of future film and television production, film rights acquisitions and theatrical and video release schedules. We monitor our cash flow, liquidity, availability, fixed charge coverage, capital base, film spending and leverage ratios with the long-term goal of maintaining our creditworthiness.

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

     Future annual repayments on debt and other obligations, initially incurred for a term of more than one year, as of December 31, 2004 are as follows:

	Year Ended March 31,
	2005	2006	2007	2008	2009	Thereafter	Total
	(Amounts in thousands)
Bank loans	$1,702	$—	$—	$—	$73,400	$—	$75,102
Film obligations — Film productions	9,542	4,749	—	—	—	—	14,291
Film obligations — Minimum guarantees initially incurred for a term of more than one year	24	1,513	6,120	12,437	—	—	20,094
Subordinated notes	—	5,000	—	—	—	210,000	215,000
Mortgages payable	297	2,739	1,081	2,003	12,943	—	19,063

	$11,565	$14,001	$7,201	$14,440	$86,343	$210,000	$343,550

     Amounts due during the three months ended March 31, 2005 of $11.6 million are expected to be paid through cash generated from operations or from the available borrowing capacity from our revolving credit facility.

     Commitments. The table below presents future commitments under contractual obligations at December 31, 2004 by expected maturity date.

	Year Ended March 31,
	2005	2006	2007	2008	2009	Thereafter	Total
	(Amounts in thousands)
Operating leases	$852	$2,786	$2,244	$2,169	$453	$—	$8,504
Employment and consulting contracts	5,340	9,825	4,346	1,325	—	—	20,836
Unconditional purchase obligations	14,386	35,494	11,500	1,100	1,000	—	63,480
Distribution and marketing commitments	—	11,608	20,000	—	—	—	31,608

	$20,578	$59,713	$38,090	$4,594	$1,453	$—	$124,428

     Unconditional purchase obligations relate to the purchase of film rights for future delivery and advances to producers. Amounts due during the three months ended March 31, 2005 of $ 20.6 million are expected to be paid through cash generated from operations or from the available borrowing capacity from our revolving credit facility.

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

     Currency Rate Risk. We incur certain operating and production costs in foreign currencies and are subject to market risks resulting from fluctuations in foreign currency exchange rates. Our principal currency exposure is between Canadian and U.S. dollars, although this exposure has been significantly mitigated through the structuring of the revolving credit facility as a $15 million Canadian dollar-denominated credit facility and $200 million U.S. dollar-denominated credit facility. Each facility is borrowed and repaid in the respective country of origin in local currency. We also enter into forward foreign exchange contracts to hedge future production expenses denominated in Canadian dollars. These forward exchange contracts do not subject us to risk from exchange rate movements because gains and losses on the contracts offset losses and gains on the transactions being hedged. Gains and losses on the foreign exchange contracts are capitalized and recorded as production costs when the gains and losses are realized. As of December 31, 2004, the Company had contracts to sell US$9.2 million in exchange for CDN$11.9 million over a period of 20 weeks at a weighted average exchange rate of CDN$1.2985. During the nine months ended December, 2004, the Company completed foreign exchange contracts denominated in Canadian dollars. The net gains resulting from the completed contracts were $0.5 million. Unrealized gains for the nine months ended December 31, 2004 amounted to $0.7 million and are included in accumulated other comprehensive income (loss), a separate component of shareholders’ equity. These contracts are entered into with a major financial institution as counterparty. The Company is exposed to credit loss in the event of nonperformance by the counterparty, which is limited to the cost of replacing the contracts, at current market rates. The Company does not require collateral or other security to support these contracts. We currently intend to continue to enter into such contracts to hedge against future material foreign currency exchange rate risks.

     Interest Rate Risk. Our principal risk with respect to our bank loans is interest rate risk, to the extent not mitigated by interest rate swaps. We are exposed to cash flow risk due to changes in market interest rates related to our bank loans, which bear interest on borrowings outstanding at various time intervals and at market rates based on either the Canadian prime rate or the U.S. prime rate, plus a margin ranging from — 0.08% to 0.50% at December 31, 2004. At December 31, 2004, our interest rate risk on our credit facility is fully mitigated by our interest rate swap as described below.

     The Company entered into a $100 million interest rate swap at an interest rate of 3.08%, commencing January 2003 and ending September 2005. The swap is in effect as long as three month LIBOR is less than 5.0%. This contract is entered into with a major financial institution as counterparty. The Company is exposed to credit loss in the event of nonperformance by the counterparty, which is limited to the cost of replacing the contract, at current market rates. The Company does not require collateral or other security to support this contract. Fair market value of the interest rate swap at December 31, 2004 is negative $0.1 million (March 31, 2004 — negative $2.3 million). The fair valuation gains for the three and nine months ended December 31, 2004 are $0.5 million and $2.2 million respectively (2003 — gains of $0.7 million and $1.0 million, respectively). A subsidiary of the Company entered into a CDN$20 million interest rate swap at a fixed interest rate of 5.62%, commencing September 2003 and ending September 2008. This contract is entered into with a major financial institution as counterparty. The subsidiary is exposed to credit loss in the event of nonperformance by the counterparty, which is limited to the cost of replacing the contract, at current market rates. The subsidiary does not require collateral or other security to support this contract. The subsidiary entered into the interest rate swap as a condition of its loan which states the interest rates under the facility are to be fixed either by way of a fixed rate term loan or by way of an interest rate swap. Fair market value of the interest rate swap at December 31, 2004 is negative $0.4 million (March 31, 2004 — negative $0.6 million). The fair valuation loss for the three months ended December 31, 2004 is $0.1 million and the fair valuation gain for the nine months ended December 31, 2004 is $0.2 million (2003 — nil).

     The table below presents principal debt repayments and related weighted average interest rates for our bank loans, subordinated notes and mortgages payable at December 31, 2004.

	Year Ended March 31,
	2005	2006	2007	2008	2009	Thereafter	Total
	(Amounts in thousands)
Bank loans:
Variable(1)	$—	$—	$—	$—	$73,400	$—	$73,400
Variable(2)	1,702	—	—	—	—	—	1,702
Subordinated notes:
Fixed(3)	—	—	—	—	—	60,000	60,000
Fixed(4)	—	—	—	—	—	150,000	150,000
Fixed(5)	—	5,000	—	—	—	—	5,000
Mortgages payable:
Fixed(6)	297	2,739	1,081	2,003	12,943	—	19,063

	$1,999	$7,739	$1,081	$2,003	$86,343	$210,000	$309,165

(1)	Revolving credit facility, which expires December 31, 2008. Weighted average variable interest rate at December 31, 2004 on principal of $73.4 million equal to U.S. prime minus 0.05%.

(2)	Operating line of credit available to a subsidiary. Average variable interest rate at December 31, 2004 of Canadian prime plus 0.50%.

(3)	4.875% Notes with fixed interest rate equal to 4.875%.

(4)	2.9375% Notes with fixed interest rate equal to 2.9375%.

(5)	Promissory notes with fixed interest rate equal to 7.5%.

(6)	Loans with property, buildings and equipment provided as collateral. Average fixed interest rate equal to 5.87%.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. As of December 31, 2004, the end of the period covered by this report, the company had carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures. Based on that evaluation, except as described below, our Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures were effective. The company reviews its disclosure controls and procedures on an on going basis and may from time to time make changes aimed at enhancing their effectiveness and to ensure that they evolve with the company’s business.

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

     With the completion of the acquisition of Artisan in December 2003 and much of the integration complete, management is actively working to address these matters and continued to make significant improvements in the financial close process during its third quarter of fiscal 2005 resulting in a timely filing of each quarterly report on Form 10-Q filed in this fiscal year. Although the complete remediation of the reportable conditions will take some time, Management continues to add and reallocate accounting staff and resources appropriately and put in place processes and systems to further improve its control processes.

Changes in Internal Control over Financial Reporting

     Certain improvements were made in the internal controls during the nine months ended December 31, 2004. These improvements included developing more detailed closing schedules, better coordination and communication among departments, obtaining additional resources on a temporary and permanent basis and performing more formalized account analysis and review procedures. Further improvements in internal controls will include the addition of personnel on a permanent basis.

PART II

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     During the nine months ended December 31, 2004, 2,168,350 warrants to purchase common shares of the Company were exercised and the Company issued 2,168,350 common shares and received proceeds of $10.8 million. In December 2004, the Company amended the warrants to allow for cashless exercise. During December 2004, an additional 1,993,250 warrants were exercised by cashless exercise resulting in the issuance of 1,052,517 common shares. Any remaining warrants expired January 1, 2005 and therefore no warrants are outstanding. The Company claimed an exemption from registration for the issuances under Section 4(2) of the Securities Act of 1933, as amended.

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

Date: February 9, 2005