Form 10-K
period 2005-03-31
LIONS GATE ENTERTAINMENT CORP /CN/
filed 2005-06-29
CIK 929351

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K
FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission File No. 1-14880
LIONS GATE ENTERTAINMENT CORP.
(Exact Name of Registrant as Specified in Its Charter)

British Columbia, Canada
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

555 Brooksbank Avenue North Vancouver, British Columbia V75 355 (604) 983-5555	2700 Colorado Avenue, Suite 200 Santa Monica, California 90404 (310) 449-9200
(Address of Principal Executive Offices, Zip Code)
Registrant’s telephone number, including area code:
(604) 983-5555
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Shares, without par value	Toronto Stock Exchange New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐
      The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 30, 2004 (the last business day of the Company’s most recently completed second fiscal quarter) was approximately $817,298,071.
      As of June 1, 2005, 101,834,044 shares of the registrant’s no par value common shares were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A and relating to its 2005 annual meeting of shareholders are incorporated by reference into Part III.

		Page

PART I
Item 1.	Business	3
Item 2.	Properties	12
Item 3.	Legal Proceedings	13
Item 4.	Submission of Matters to a Vote of Security Holders	13

PART II
Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities	14
Item 6.	Selected Consolidated Financial Data	17
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	32
Item 8.	Financial Statements and Supplementary Data	34
Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure	34
Item 9A.	Controls and Procedures	34
Item 9B.	Other Information	39

PART III
Item 10.	Directors and Executive Officers of the Registrant	39
Item 11.	Executive Compensation	39
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters	39
Item 13.	Certain Relationships and Related Transactions	40
Item 14.	Principal Accountant Fees and Services	40

PART IV
Item 15.	Exhibits and Financial Statement Schedules	40
Exhibit 3.1
Exhibit 3.2
Exhibit 3.3
Exhibit 3.4
Exhibit 10.6
Exhibit 10.11
Exhibit 10.19
Exhibit 10.20
EX-10.21
EX-10.22
EX-10.23
EX-10.24
Exhibit 21.1
Exhibit 23.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
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
Overview
      Lions Gate Entertainment Corp. (“Lions Gate”, “Company”, “we”, “us” or “our”) is a diversified independent producer and distributor of motion pictures, television programming, home entertainment, family entertainment and video-on-demand content. We release approximately 15 to 18 motion pictures theatrically per year. Our theatrical releases include films we produce in-house and films we acquire from third parties. We also have produced approximately 122 hours of television programming on average each of the last three years. Our disciplined approach to production, acquisition, and distribution is designed to maximize our profit by balancing our financial risks against the probability of commercial success of each project. We currently distribute our library of approximately 6,200 motion picture titles and 1,800 television episodes and programs directly to retailers, video rental stores, and pay and free television channels and indirectly to international markets through third parties. We also own a minority interest in CinemaNow, Inc., or CinemaNow, an internet video-on-demand provider, and own and operate a film and television production studio in Vancouver, British Columbia. We also own a minority interest in Maple Pictures Corp., or Maple Pictures, a Canadian film and television distributor based in Toronto, Canada. We have an output agreement with Maple Pictures through which we distribute our library and new titles in Canada.
      A key element of our strategy is to acquire individual properties, including films and television programs, libraries, and entertainment studios, to enhance our competitive position and generate significant financial returns. Our December 2003 acquisition of Artisan Entertainment Inc., or Artisan, added a diversified motion picture, family and home entertainment company to Lions Gate and the fully integrated distribution network we acquired from Artisan included direct-to-store distribution capabilities and output agreements with pay television and pay-per-view providers.
      The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on the Company’s website at www.lgf.com.
Our Industry

Motion Pictures
      General. According to the Veronis Suhler Stevenson (“VSS”), overall domestic box office revenue was approximately $9.5 billion in 2004. Although it fluctuates from year to year, in general, the domestic motion picture exhibition industry has maintained relatively steady growth in revenues and attendance over the past 10 years. VSS’s reports that total domestic box office revenues grew at a compound annual growth rate of 7.0% from 1998 through 2003, and annual attendance for the period 2000-2004 grew from 1.4 billion to 1.5 billion.
      Competition. Major studios have historically dominated the motion picture industry. The term major studios is generally regarded in the entertainment industry to mean: Universal Pictures (“Universal”), which includes Focus Features; Warner Bros., which includes New Line Cinema, Castle Rock Entertainment, Fine Line Features and Warner Independent Pictures; Twentieth Century Fox, which includes Searchlight Pictures; Sony Pictures Entertainment (“Sony”), which includes Columbia Pictures, TriStar Pictures, Screen Gems Pictures, Metro-Goldwyn Mayer Pictures (“MGM”), United Artists Pictures (“UA”) and Sony Pictures Classics; Paramount Pictures, which includes Paramount Classics; The Walt Disney Company (“Disney”), which includes Buena Vista, Hollywood Pictures, Touchstone, Dimension Films and Miramax Film Corp. (“Miramax”). Competitors less diversified than the major studios include Dreamworks SKG, Newmarket Films, Motion Picture Distribution LP and IFC Entertainment.
      According to the Motion Picture Association of America (“MPAA”), the average cost to produce and distribute a major studio film in 2004 was $98.0 million, including $63.6 million of production costs and $34.4 million of distribution and marketing expenses (typically called “P&A” or “prints and advertising”). In comparison, films released by independent studios typically cost less than $40.0 million to produce and market in the same period. Despite the limited resources generally available to independent studios, independent films have gained wider market approval and increased share of overall box office receipts in recent years. Past successful independent films such as My Big Fat Greek Wedding, Bend It Like Beckham, Saw, Diary of a Mad Black Woman and Crash highlight moviegoers’ willingness to support high quality motion pictures despite limited marketing and production budgets.
      Product Life Cycle. Successful motion pictures may continue to play in theaters for over three months following their initial release. Concurrent with their release in the United States, motion pictures are generally released in Canada and may also be released in one or more other foreign markets. After the initial theatrical release, distributors seek to maximize revenues by releasing movies in sequential release date windows, which are generally exclusive against other non-theatrical distribution channels:
Typical Film Release Windows*

	Months After		Approximate
Release Period	Initial Release		Release Period

Theatrical	—		0-3 months
Home video/ DVD (1st cycle)	3-6 months		1-3 months
Pay-per-transaction (Pay per-view and Video-on-demand)	4-8 months		3-4 months
Pay television	9-12 months	**	18 months
Network or basic cable	21-28 months		18-60 months
Syndication	48-70 months		12-36 months
Licensing and merchandising	Concurrent		Ongoing
All international releasing	Concurrent		Ongoing

*	These patterns may not be applicable to every film.

**	First pay television window.
Home Video
      In its 2004 State of Home Video Report, Kagan Research, LLC (“KR”) estimated the size of the U.S. home video market to be $24.0 billion in 2004. Growth in this sector has been driven by increased DVD penetration that reached 59.7% in 2004, up from 43.1% in 2003. KR projects that DVD technology will be in 94.3% of all U.S. television households by 2013. Declining prices of DVD players, enhanced video and audio quality and special features such as inclusion of previously-deleted scenes, film commentaries and “behind the scenes” footage have all helped increase the popularity of the DVD format, sparking sharply increased home video rentals and sales in recent years.
Television Programming
      Continued growth in the cable and satellite television markets has driven increased demand for nearly all genres of television programming. According to VSS’s 2004 Communications Industry Forecast & Report, spending on cable and satellite television increased 8.4% to $83.5 billion in 2003. Spending on cable and satellite television is expected to reach a combined $122.2 billion by 2008, rising at a compound annual growth rate of 7.9% from 2003-2008, according to VSS. Increased capacity for channels on upgraded digital cable systems and satellite television has led to the launch of new networks seeking programming to compete with traditional broadcast networks as well as other existing networks.
The Company

Recent Developments
      Maple Pictures Corp. On April 13, 2005, we announced our new library and output agreements with Maple Pictures, a Canadian corporation, for the distribution of Lions Gate’s motion picture, television and home video product in Canada. As part of this transaction, Maple Pictures purchased a majority of our interest in Christal Distribution, a number of production entities and other key Lions Gate distribution assets in Canada. Maple Pictures was formed by two former Lions Gate executives and a third-party equity investor. We also acquired a minority interest in Maple Pictures. On April 8, 2005, we amended our credit agreement with JP Morgan and the other lenders that are parties thereto to allow for the transactions with Maple Pictures. In addition, the amendment eliminates our US$15 million Canadian dollar facility, increases our U.S. dollar revolving credit facility by the same amount and increases our permitted overhead expense for the fiscal year ended March 31, 2005.

Production
      Motion Pictures. Historically, we have primarily produced English-language motion pictures with production budgets of $20 million or less. Films intended for theatrical release are generally budgeted between $5 million and $35 million, and films intended for release directly to video or cable television are generally budgeted between $1 million and $5 million. We take a disciplined approach to film production with the goal of producing content that we can distribute to theatrical and ancillary markets, which include home video and pay and free television, both domestically and internationally. In fiscal 2005, we produced or completed or substantially completed principal photography on seven motion pictures, including:

•	Akeelah and the Bee — A family “feel good” film surrounding the National Spelling Bee starring Keke Palmer, Laurence Fishburne and Angela Bassett.

•	Dying for Dolly — A romantic comedy starring R-&-B artist Usher.

•	Undiscovered — A romantic comedy with pop artist Ashlee Simpson, Pell James, Steven Strait, Kip Pardue and Carrie Fisher.

•	Diary of a Mad Black Woman — A dramatic comedy starring Tyler Perry, Kimberly Elise and Shemar Moore.

•	The Devil’s Rejects — The horror film written and directed by Rob Zombie and starring Bill Moseley, Sheri Moon and Sid Haig.

•	Happy Endings — A contemporary comedy starring Lisa Kudrow, Tom Arnold, Maggie Gylenhall, Jesse Bradford and Laura Dern.

•	Fierce People — An upscale drama starring Diane Lane, Donald Sutherland and Anton Yelchin.
The following motion pictures are currently in or slated for production in fiscal 2006, assuming all arrangements and agreements relating to the material elements are put in place:

•	Saw 2 — In this sequel to the highly successful Saw, a new group of characters are forced to participate in this twisted game.

•	Cabin Fever II — The sequel to the horror film Cabin Fever, a group of high school students are attacked by the flesh eating virus on their way to the prom.

•	Madea’s Family Reunion — Tyler Perry’s successful play continues the story of Madea in the follow-up to the urban hit Diary of a Mad Black Woman.

•	Crank — After finding out that he has been poisoned and has only 24 hours to live, a professional hitman races around Los Angeles in search of his killer and in pursuit of the antidote.

•	Basketcase — A loser has a chance to win $1 million by hitting a foul shot at half-time during a NBA game, only his partner, who must also make the shot, is afraid to leave the house.

•	Kidnapped — When three siblings are kidnapped, they turn the tables on the kidnappers to collect the ransom for themselves.

•	Stir of Echoes 2 — The sequel to the successful thriller brings the ghost story to a woman returning from the war in Iraq.

•	Punisher 2 — The sequel to The Punisher brings Frank Castle face to face with New York City’s most lethal mobster.

•	The Prom — A boy in love with the girl next door is devastated when she decides to go to the prom with another guy.
      Our production team has developed a track record for producing reasonably budgeted films with commercial potential. Our production division reviews hundreds of scripts, looking for material that will attract top talent. We then actively develop such scripts, working with the major talent agencies and producers to recruit talent that appeals to the film’s target audience. We believe the commercial and/or critical success of our films should enhance our reputation and continue to give us access to top talent, scripts and projects. We also develop films in other niche markets, as evidenced by the successes of our urban films, including Diary of A Mad Black Woman.
      The decision whether to “greenlight” or proceed with production of a film, is a diligent process that involves numerous key executives of the Company. Generally, the production division presents projects to a committee comprised of the heads of our production, theatrical distribution, home entertainment, international distribution, legal and finance departments. In this process, scripts are discussed for both artistic merit and commercial viability. The committee considers the entire package, including the script, the talent that may be attached or pursued and the production division’s initial budget. They also discuss talent and story elements that could make the project more successful. Next, the heads of domestic and international distribution prepare estimates of projected revenues and the costs of marketing and distributing the film. Our finance and legal professionals review the projections and financing options, and the committee decides whether the picture is worth pursuing by balancing the risk of a production against its potential for financial success or failure. We typically seek to mitigate the financial risk associated with film production by negotiating co-production agreements, pre-selling international distribution rights on a selective basis and capitalizing on government subsidies and tax credits, where possible. We often attempt to minimize our production exposure by structuring deals with talent that provide for them to participate in the financial success of the motion picture in exchange for reducing up-front payments. In addition, we use certain Canadian tax credits, German tax structures, United Kingdom subsidy programs, U.S. domestic tax incentives and other structures that may help reduce our financial risk.
      Television. During fiscal 2005 we produced approximately 58 hours of television programming, which included one-hour dramas, movies-of-the-week, mini-series, animated series, and reality and non-fiction programming. To date, Lions Gate remains a leading non-network affiliated independent producer of television product in the US. In fiscal 2005 we reduced our operations in Termite Art Production and ceased to utilize the label for new productions. The Termite Art Production label was used for such productions as What Were You Thinking, More Than Human, Cheating Death, and Outrageous Vacation Videos. We still remain active in the reality format area. In fiscal 2006 Lions Gate intends to have five series on the air, and numerous movies-of-the-week slated for production.
      Series. In fiscal 2005 we delivered 12 episodes of The Dead Zone, which is shown on USA Network in the United States and is distributed by Paramount International Television internationally. The Dead Zone is currently in production for season four, which will begin airing in summer 2005. We also delivered 18 episodes of Missing (formerly referred to as 1-800 Missing) which airs on Lifetime Television in the United States and is distributed by Sony Television International Distribution internationally. Missing is currently in production for season three and it will begin airing in the United States in summer 2005. Lions Gate Television is also in production on The Cut, a one-hour reality program with fashion icon Tommy Hilfiger and which debuted on CBS in June 2005. Other series in production are Wildfire, currently slated to air in summer 2005 on the ABC Family Channel and Weeds which is scheduled to premiere on Showtime in August 2005.
      Animation. We are involved in the development, acquisition, production and distribution of a number of animation projects. We are currently producing four direct-to-home video animated movies with Marvel Characters, Inc. The projects are: Avengers 1, Avengers 2, Dr. Strange and Iron Man. We are involved with the production of Arthur, based on the best-selling children’s book series, and Amazing Screw on Head from the creator of Hellboy. We have completed production of direct-to-home video Inspector Gadget. We are developing a series in connection with Nickelodeon called Freddy the Pig. We have two CGI theatrical projects currently in the works, FoodFIGHT which is in the early stages of production and Sylvester and the Magic Pebble which is in development.
      Television Movies. We are actively involved in the development, acquisition, production and distribution of television productions in the movie-of-the-week and mini-series formats. During fiscal 2005 we produced and distributed five movies-of-the-week and one mini-series. The movies-of-the-week were: Brave New Girl for ABC Family Channel, Infidelity for Showtime, Frankenstein for USA Network, Baby For Sale for Lifetime and Widow on the Hill for Lifetime. We also delivered the five hour mini-series Five Days To Midnight which aired on USA Network.

Distribution
      Domestic Theatrical Distribution. We distribute motion pictures directly to U.S. movie theaters. Over the past eight years our releases have included the following in-house productions: Monster’s Ball, starring Halle Berry and Billy Bob Thornton; The Punisher, starring John Travolta and Thomas Jane; Godsend, starring Robert DeNiro, Greg Kinnear and Rebecca Romijn Stamos; and Tyler Perry’s Diary of a Mad Black Woman. Motion pictures that we have acquired and distributed in this same time period include: Dogma, starring Ben Affleck, Matt Damon and Chris Rock; O, starring Julia Stiles and Mekhi Phifer; The Red Violin, starring Samuel L. Jackson; The Cooler, starring Alec Baldwin, William H. Macy and Maria Bello; Gods and Monsters, starring Brendan Fraser, Ian McKellan and Lynn Redgrave; Affliction, starring Nick Nolte and Sissy Spacek; Girl With A Pearl Earring, starring Scarlett Johannson and Colin Firth; the highly successful horror film Saw; Michael Moore’s Fahrenheit 9/11; Open Water; and Paul Haggis’ tale of race relations in post-9/11 Los Angeles Crash, starring Don Cheadle, Sandra Bullock, Matt Dillon and Brendan Fraser among others. In the last seven years, films we have distributed have earned eighteen Academy Award nominations and won four Academy Awards and have been nominated for and won numerous Golden Globe, Screen Actors Guild, BAFTA and Independent Spirit Awards.
      Our strategy is to release approximately 15 to 18 titles per year in theaters, which includes both our in-house productions and acquisitions. Our approach to acquiring films for theatrical release is similar to our approach to film production in that we generally seek to limit our financial exposure while adding films of quality and commercial viability to our release schedule and our video library. The decision whether to acquire a motion picture for theatrical release entails a process involving key executives at the Company, including those from the releasing, home entertainment and acquisitions departments. The team meets to discuss a film’s expected critical reaction, marketability, and potential for commercial success, as well as the cost to acquire the picture, the estimated P&A required to bring the film to its widest possible target audience and the ancillary market potential for the film after its theatrical release. We have recently begun to release more films on a wider basis, as demonstrated by the theatrical releases of such films as The Punisher, Fahrenheit 9/11, Open Water, Saw, Diary of a Mad Black Woman and Crash.
      We prepare our marketing campaign and release schedules to attract the widest possible target audience, with P&A typically tailored to minimize financial exposure while maximizing revenue potential. We construct release schedules taking into account moviegoer attendance patterns and competition from other studios’ scheduled theatrical releases. We use either wide or limited initial releases depending on the film. We generally spend less on P&A for a given film than a major studio and we design our marketing plan to cost effectively reach the widest possible audience.

      Our remaining fiscal 2006 theatrical release schedule may include (in anticipated order of release):

Produced or
Title	Summary	Principal Actors	Acquired	Release Date

Rize	A documentary film about the dance phenomenon known as “Krumping,” which has exploded onto the South Central, Los Angeles scene as an alternative to gang life and hustling. The film follows several dancers and shows how the dance has become a way of life and a vital part of who they are.	Documentary	Acquired	June 2005
Undead	A peaceful, rustic community is disrupted by an avalanche of meteorites that awakens the dead, hungry for human flesh. Rene and other survivors desperately try to stay alive.	Felicity Mason, Mungo McKay	Acquired	July 2005
Happy Endings	A witty comedy looking at love, family and the sheer unpredictability of life itself by weaving together multiple stories and revealing that the happiest ending of all is the one you least expect.	Maggie Gyllenhaal, Lisa Kudrow, Tom Arnold	Produced	July 2005
The Devil’s Rejects	A follow-up to House of 1000 Corpses, the homicidal Firefly family is once again wreaking havoc and murder wherever they go.	Bill Moseley, Sid Haig, Sheri Moon Zombie, William Forsythe	Produced	July 2005
Grizzly Man	A documentary film exploring the life and death of amateur grizzly bear expert Timothy Treadwell, who lived unarmed among the bears for thirteen summers before being mauled and devoured by a grizzly.	Documentary	Produced	August 2005
Undiscovered	A romantic comedy about a would-be actress and a struggling musician who try to get discovered in Los Angeles.	Pell James, Steven Strait, Kip Pardue, Ashlee Simpson, Carrie Fisher	Produced	August 2005
A Good Woman	Set in the 1930s on the shores of the Italian Riviera, this romantic comedy based on Oscar Wilde’s classic play, Lady Windermere’s Fan, follows the lives — and affairs — of vacationing aristocrats.	Helen Hunt, Scarlett Johansson, Tom Wilkinson	Acquired	September 2005
Waiting	This comedy follows the shenanigans of young employees battling boredom at Shenanigan’s, a generic chain restaurant.	Ryan Reynolds, Justin Long, Anna Faris	Acquired	September 2005
Lord of War	An arms dealer confronts the morality of his work as he is being chased by an Interpol agent.	Nicolas Cage, Ethan Hawke, Jared Leto, Bridget Moynahan	Acquired	September 2005
Saw 2	Jigsaw is at work again. But this time, there are eight strangers locked in a room, unaware of their connection to each other and forced to play a game with their lives on the line.	Donnie Wahlberg, Tobin Bell, Shawnee Smith	Produced	October 2005

Produced or
Title	Summary	Principal Actors	Acquired	Release Date

Fierce People	A humanistic drama about the troubled lives of a mother and son, struggling to love and trust one another.	Diane Lane, Donald Sutherland, Anton Yelchin	Produced	October 2005
Three Extremes	This trio of horror stories not only unites three of East Asia’s most compelling directors, but also follows the transformation of ordinary people into monsters.	Takashi Miike, Fruit Chan, Park Chan-Wook	Produced	October 2005
Dying for Dolly	A romantic comedy about a deejay who is rewarded for saving a mob boss’ life with the job of watching over the don’s daughter, Dolly.	Usher, Chazz Palminteri, Emmanuelle Chriqui	Produced	November 2005
Hard Candy	A psychological thriller following a teenage girl and her sadistic plot to force her prisoner to confess.	Patrick Wilson, Ellen Page	Acquired	December 2005
Tyler Perry’s Madea’s Family Reunion	Madea attempts to organize the yearly family reunion while put in charge of a rebellious runaway. Close family friends are going through issues of their own. It’s up to Madea to solve her friends’ and family’s problems as the big reunion approaches.	Tyler Perry	Produced	February 2006
Akeelah and the Bee	A heart-warming and inspiring drama about a young girl who spells her way to the National Spelling Bee.	Laurence Fishburne, Angela Bassett, Keke Palmer	Produced	April 2006
Catacombs	A hair-raising thriller that takes place underground in the Catacombs of Paris.	Shannyn Sossamon, Alecia Moore (aka Pink)	Acquired	May 2006
      We may revise the release date of a motion picture as the production schedule changes or in such a manner as we believe is likely to maximize revenues. Additionally, there can be no assurance that any of the motion pictures scheduled for release will be completed, that completion will occur in accordance with the anticipated schedule or budget, that the film will ever be released, or that the motion pictures will necessarily involve any of the creative talent listed above.
      Until April 2005, we distributed French-language films in Quebec through Christal Films Distribution, in which we held an equity and voting interest. In fiscal 2005, Christal Films Distribution distributed the following motion pictures on Lions Gate’s behalf: Le Dernier Tunnel; L’incomparable Mlle C; L’Espérance; Le Mystère de la Chambre Jaune; Le goût des jeunes filles; Nouvelle-France; Les Égarés; Daniel et les Super Dogs; Twist; La Vengeauce d’Elvis Wong (aka Elvis Gratton 3 ); Les Ripoux 3; La Lune viendra d’elle-même; 7 ans de mariage; Nos Enfants Chéris; Cette Femme-là; Le Bison; Je reste; Le Coût de la vie; RRRrrr; Bienvenue au gîte; Un été avec les Fantômes; Maman Last Call; L ’Exécution; Brodeuses; and La vie avec mon Père.
      International Distribution. Our division, Lions Gate Films International (“LGI”) distributes our in-house productions and third party acquisitions to the international marketplace on a territory by territory basis through third parties. We have licensed international rights for approximately 1200 of the motion picture and television episode titles in our library.
      International territories are often pre-sold to cover a significant portion of the production budget. During the Cannes 2005 Film Festival, we were selling on our in-house theatrical productions including Saw2, and Catacombs. Catacombs is the second film in our collaboration with production company Twisted Pictures. Successful sales were also completed on previously announced titles including: The Devil’s Rejects, Fierce

People, Happy Endings and Grizzly Man produced with the Discovery Channel. In prior years, we have also overseen the international launch of in-house productions like Confidence starring Dustin Hoffman, Frailty starring Matthew McConaughey and the Academy Award winning Monster’s Ball starring Halle Berry.
      In addition to in-house productions, LGI directed international sales of studio titles, and worked with international distributors to facilitate successful launches worldwide. The latest in this trend toward larger productions was launched in Cannes, Dean Devlin’s $60 million WWI epic, Flyboys, starring James Franco and Jean Reno. During Oscar season, LGI received three Academy Award nominations for Hotel Rwanda, the epic tale of heroism starring Don Cheadle, Sophie Okonedo and Nick Nolte — released domestically by MGM/UA. LGI also oversaw the international release of The Prince and Me starring Julia Stiles, released domestically by Paramount Pictures.
      LGI also facilitates our international distributor launches of worldwide acquisitions on films like, Waiting, Rize and Hard Candy. Last year LGI oversaw the international releases of acquisitions Open Water and Saw and prior to that, launched House of 1000 Corpses, and Cabin Fever. LGI has expanded our sales and distribution of original Lions Gate television series like Weeds, Wildfire and Frankenstein.
      Home Video Distribution. Our U.S. video distribution operation is branded to consumers as Lions Gate Home Entertainment and aims to exploit our filmed and television content library of approximately 6,200 motion picture titles and 1,800 television episodes and programs. We have established a track record for building on the awareness generated from our theatrical releases, including the recent video release of our in-house productions Confidence, Wonderland and Shattered Glass and our acquisitions The Cooler, Cabin Fever and House of the Dead.
      In addition to our approximately 15 to 18 theatrical releases each year, we also acquire approximately 65 titles annually for direct-to-video distribution, adding approximately 80 films to our library each year. We also produce and acquire motion pictures that are not theatrically released, but have commercial potential in video and ancillary markets, including Devil’s Pond, starring Tara Reid, Quicksand starring Michael Keaton and Michael Cain and 29 Palms starring Rachel Leigh Cook and Chris O’Donnell. We distribute successful television product on video, including the Saturday Night Live product and the first and second seasons of the hit comedy series Will and Grace, both from NBC.
      We entered into an agreement with Marvel Characters, Inc. on May 18, 2004 to distribute up to eight original animated DVD features based on certain Marvel characters. We also have the right to exploit the pictures in other entertainment media domestically and internationally, including pay and free television and video-on-demand.
      We directly distribute to the rental market through Blockbuster, Inc., Hollywood Entertainment Corporation, Movie Gallery, Inc. and Rentrak Corporation. We also distribute or sell directly to mass merchandisers, such as Wal-Mart, K-Mart, Best Buy Co Inc., Target Corporation and Costco Wholesale Corporation, and others who buy large volumes of our videos and DVDs to sell directly to consumers. Sales to Wal-Mart account for over 10% of our gross revenues, the loss of which could have a material adverse effect on us.
      Our Family Home Entertainment division, which targets the youth audience, distributes such titles as six direct to video Barbie movies and the Hot Wheels movie for Mattel, The Rescue Heroes Movie and the Little People video series for Fisher Price, as well as the PBS series Clifford the Big Red Dog from Scholastic Entertainment. Upcoming releases include the new NICK Jr. series Miss Spider, a new CGI animated Inspector Gadget movie and an all new Care Bears movie.
      In March 2005 we announced our intent to release a number of our top movie titles on the Universal Media Disk (“UMD”) format that plays on Play Station Portables. Our initial slate being released on UMD includes The Punisher, T2 (Terminator 2), Open Water, Saw and National Lampoon’s Van Wilder.
      Pay and Free Television Distribution. We have approximately 480 titles in active distribution in the domestic cable, free and pay television markets. We sell our library titles and new product to major cable channels such as Lifetime, Showtime, HBO, FX, Turner Networks, Starz, Family Channel, Disney Channel,

Cartoon Network and IFC. We have an arrangement with Warner Home Entertainment for pay-per-view and video-on-demand distribution of Lions Gate Home Entertainment product. We also have an output deal with Showtime.
      Canadian Distribution. Until April 2005, we operated a full service theatrical, video/DVD and television distribution business in English speaking Canada. Until December 31, 2003, we partnered with TVA Films, Inc. in an equally owned joint venture that serviced each company’s motion picture and television product through all distribution media in Canada until April 2005. Following the acquisition of Artisan, we terminated Artisan’s output agreement with Motion Picture Distribution LP. Artisan had granted Canadian distribution rights to all Artisan titles recently released in the United States to Motion Pictue Distribution LP. Consequently, we retain Canadian distribution rights to future titles released, but Motion Picture Distribution LP retained Canadian distribution rights for those titles released before such termination, which rights extend for 18 years from the initial release date. We also assumed two Library Servicing Agreements with Motion Picture Distribution LP that grant Canadian distribution rights with respect to Artisan’s existing library titles. These agreements expire on July 1, 2006 and November 9, 2004, with each subject to a six-month sell off period.
      In April 2005, we entered into a library output and new picture output arrangement with Maple Pictures. When the Motion Picture Distribution LP agreement expires we intend to distribute titles previously distributed in Canada by Motion Picture Distribution LP through Maple Pictures.
      Video-on-Demand. We own a minority interest in CinemaNow (www.cinemanow.com), a broadband video-on-demand company. CinemaNow offers licensed content from a library of more than 7,500 new and classic movies, television programs, music concerts and music videos from Twentieth Century Fox, ABC News, Disney, HDNET, Lions Gate, MGM, Miramax, Universal, Sony, Sundance Channel, Warner Bros. and more than 250 other licensors via downloading or streaming. Founded in 1999, CinemaNow recently introduces high-definition content and support for portable media devices. Additional CinemaNow investors include Menlo Ventures, Microsoft Corporation, Cisco Systems, Inc. and Blockbuster Inc.

Studio Facilities
      We own and operate Lions Gate Studios, a state-of-the-art film and television production studio with eight sound stages occupying nearly 14 acres in North Vancouver, British Columbia. We also lease two 17,000 square foot sound stages with accompanying office space at Eagle Creek Studios in Burnaby, British Columbia.
      Motion picture and television production is well established in Canada. This can be attributed to numerous factors, including: i) close professional contacts between Canadian and U.S. studios, independent producers, distributors and buyers resulting from Canada’s geographic proximity to the United States; ii) lower production costs in Canada than in the U.S. and other countries due, in part, to lower guild and union minimums; iii) historically, the favorable exchange rate of the Canadian dollar; iv) government tax incentives; v) the availability of location assistance to motion picture and television producers offered by many Canadian cities and several provinces; vi) a large number of highly trained and professional crews, technicians and production personnel; vii) flexible trade unions that insist upon less onerous requirements than their U.S. counterparts; and viii) Canada’s wide-ranging topography that makes Canada ideally suited for location shooting.
      A stronger Canadian dollar resulted in a slowing of the Canadian industry this past year, but the studio facility continued to achieve occupancy averaging 80% for the year. Occupancy over the past five years has averaged 85% for both Lions Gate and Eagle Creek Studios combined, with most of the major studios leasing space at one or both of the sites.

Intellectual Property
      We are currently using a number of trademarks including “LIONS GATE ENTERTAINMENT,” “LIONS GATE HOME ENTERTAINMENT,” “ARTISAN HOME ENTERTAINMENT,” “FAMILY

HOME ENTERTAINMENT” and “TRIMARK HOME VIDEO” in connection with our domestic home video distribution, “LIONS GATE FILMS,” “LGF FILMS,” “ARTISAN ENTERTAINMENT” and “TRIMARK PICTURES” in connection with films distributed domestically and licensed internationally and “LIONS GATE TELEVISION” and “TRIMARK TELEVISION” in connection with licenses to free, pay and cable television.
      The trademarks “LIONS GATE HOME ENTERTAINMENT,” “LIONS GATE SIGNATURE SERIES,” “ARTISAN ENTERTAINMENT,” “FAMILY HOME ENTERTAINMENT” “F.H.E. FAMILY HOME ENTERTAINMENT KIDS” and “TRIMARK PICTURES”, among others, are registered with the United States Patent and Trademark Office. The trademarks “LIONS GATE ENTERTAINMENT” and “ARTISAN HOME ENTERTAINMENT” have been filed with the United States Patent and Trademark Office. Additionally we have registered the trademark “TRIMARK ULTRA SPORTS” which is used in connection with our extreme sports video releases. We regard our trademarks as valuable assets and believe that our trademarks are an important factor in marketing our products.
      Copyright protection is a serious problem in the videocassette and DVD distribution industry because of the ease with which cassettes and DVDs may be duplicated. In the past, certain countries permitted video pirating to such an extent that we did not consider these markets viable for distribution. Video piracy continues to be prevalent across the entertainment industry. We and other video distributors have initiated legal actions to enforce copyright protection when necessary.

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

Employees
      As of May 31, 2005 we had 297 full-time employees and 14 regular part-time employees in our worldwide operations. We also hire additional employees on a picture-by-picture basis in connection with the production of our motion pictures and television programming. We believe that our employee and labor relations are good.
      None of our full-time employees are members of unions.
RISK FACTORS
      The information under this section is contained under the caption “Risk Factors” in the Form 8-K filed on June 29, 2005 and such information is incorporated herein by reference.

ITEM 2.	PROPERTIES.
      Our corporate head office is located at 555 Brooksbank Avenue, North Vancouver, British Columbia and occupies approximately 600 square feet of space under a month to month agreement. Our principal executive offices are located at 555 Brooksbank Avenue and 2700 Colorado Avenue, Suite 200, Santa Monica, California, 90404, where we occupy approximately 49,000 square feet, including an approximately 4,000 square foot screening room. Prior to April 2005, our Canadian operations and financial personnel were located in leased space of 6,018 square feet expiring in 2006 in Toronto, Ontario. As part of the Maple Pictures transaction, Maple Pictures assumed the lease in Toronto and also employed a majority of the former Lions Gate employees in Toronto.
      Our studios complex is located at 555 Brooksbank Avenue, North Vancouver, British Columbia and occupies an approximately 14-acre site in a landscaped setting. We own the land on which the facilities are situated, which is currently subject to mortgages under four separate term loans totaling $18,640,000 as of March 31, 2005. We also have a five year operating lease for 50,000 square feet with Eagle Creek Studios in Burnaby, British Columbia expiring in August of 2005 and it is likely it will not be renewed.
      We believe that our current facilities are adequate to conduct our business operations for the foreseeable future. We believe that we will be able to renew these leases on similar terms upon expiration. If we cannot renew, we believe that we could find other suitable premises without any material adverse impact on our operations.

ITEM 3.	LEGAL PROCEEDINGS.
      We currently, and from time to time, are involved in litigation incidental to the conduct of our business. We maintain comprehensive general liability and other insurance that we believe to be adequate for the purpose. We are not currently a party to any lawsuit or proceeding that we believe is likely to have a material adverse effect on our financial condition or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
      No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2005.
Executive Officers
      The following table provides information about our executive officers at June 10, 2005:

Name	Position	Age

Jon Feltheimer	Chief Executive Officer	53
André Link	President and Chairman Emeritus	72
Mark Amin	Vice Chairman	55
Steve Beeks	President of Lions Gate Entertainment Inc.	48
Michael Burns	Vice Chairman	46
James Keegan	Chief Administrative Officer, Chief Financial Officer and Chief Accounting Officer	47
Wayne Levin	Executive Vice President, Corporate Operations and General Counsel	42
Marni Wieshofer	Executive Vice President, Corporate Development	42
      Jon Feltheimer. Mr. Feltheimer became a director in January 2000 and has been our Chief Executive Officer since March 2000. Mr. Feltheimer worked for Sony Pictures Entertainment from 1991-1999, serving as Founder and President of TriStar Television from 1991-1993, as President of Columbia TriStar Television from 1993-1995 and from 1995-1999 as President of Columbia TriStar Television Group and EVP of Sony Pictures Entertainment.
      André Link. Mr. Link has been our President since April 2000 and our Chairman Emeritus since December 2004. From May 2003 until December 2004, he served as our Chairman. Since 1962, Mr. Link has been Chief Executive Officer of Cinepix Inc. and C.F.P., which became Lions Gate Films Corp. Mr. Link has been a director since November 1997. Mr. Link is also a consultant for Christal Films Distribution Inc.
      Mark Amin. Mr. Amin has been our Vice Chairman since October 2000. From 1984 to October 2000, Mr. Amin served as Chief Executive Officer or Chairman of Trimark Holdings, Inc., which he founded. Since

1998 Mr. Amin has been Chairman of CinemaNow and since 2001 the owner and Chief Executive Officer of Sobini Films. Mr. Amin became a director in October 2000.
      Steven Beeks. Mr. Beeks has been the President of Lions Gate Entertainment Inc., our wholly-owned subsidiary, since December 2003. From January 1998 until December 2003, Mr. Beeks served as President of Artisan Home Entertainment.
      Michael Burns. Mr. Burns has been our Vice Chairman since March 2000. From 1991 to March 2000, Mr. Burns served as Managing Director and Head of Prudential Securities Inc.’s Los Angeles Investment Banking Office. Mr. Burns became a director in August 1999. Mr. Burns is Chairman and a director of Novica.com.
      James Keegan. Mr. Keegan has been our Chief Administrative Officer since April 2002, our Chief Financial Officer since September 2002 and our Chief Accounting Officer since April 2005. From September 1998 to April 2002, Mr. Keegan was the Chief Financial Officer of Artisan. From April 1989 to March 1990, he was Controller of Trimark Holdings, Inc. and from March 1990 to August 1998, he was the Chief Financial Officer of Trimark Holdings, Inc.
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
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
      Our Common Shares are listed on the Toronto Stock Exchange, or the TSX, and the New York Stock Exchange, or NYSE, and trades under the symbol “LGF.”
Toronto Stock Exchange
      The following table sets forth the range of high and low closing sale prices for our Common Shares, as reported by the TSX in Canadian dollars, for our two most recent fiscal years:

	High	Low

Year ended March 31, 2005
First Quarter	$9.31	$8.41
Second Quarter	11.28	10.98
Third Quarter	12.86	12.50
Fourth Quarter	14.30	11.01
Year ended March 31, 2004
First Quarter	$3.02	$2.46
Second Quarter	4.42	2.85
Third Quarter	6.10	3.50
Fourth Quarter	8.55	5.75

New York Stock Exchange
      The following table sets forth the range of high and low closing sale prices for our Common Shares, as reported by AMEX (the principal exchange market for our common shares until August 9, 2004) and the NYSE in U.S. dollars, for our two most recent fiscal years:

	High	Low

Year ended March 31, 2005
First Quarter	$6.98	$5.57
Second Quarter	8.79	6.30
Third Quarter	11.40	8.77
Fourth Quarter	11.63	9.09
Year ended March 31, 2004
First Quarter	$2.25	$1.80
Second Quarter	3.20	2.09
Third Quarter	4.65	2.72
Fourth Quarter	6.50	4.50
Holders
      As of June 1, 2005, there were 101,834,044 shares issued and outstanding and 337 registered holders of our common shares.
Dividend Policy
      We have not paid any dividends on our outstanding common shares since our inception and do not anticipate doing so in the foreseeable future. The declaration of dividends on our common shares is restricted by our amended credit facility and is within the discretion of our board of directors and will depend upon the assessment of, among other things, our earnings, financial requirements and operating and financial condition. At the present time, given our anticipated capital requirements we intend to follow a policy of retaining earnings in order to finance further development of our business. We are also limited in our ability to pay dividends on our common shares by restrictions under the Business Corporations Act (British Columbia) relating to the sufficiency of profits from which dividends may be paid.
Securities Authorized for Issuance Under Equity Compensation Plans
      The information required by this item is contained under the caption “Equity Compensation Plan Information for 2005” in a definitive Proxy Statement, which we will file with the Securities and Exchange Commission no later than 120 days after March 31, 2005 (the “Proxy Statement”), and such information is incorporated herein by reference.
Recent Sales of Unregistered Securities
      None.
Taxation
      The following is a general summary of certain Canadian income tax consequences to U.S. Holders (who deal at arm’s length with the Company) of the purchase, ownership and disposition of common shares. For the purposes of this Canadian income tax discussion, a “U.S. Holder” means a holder of common shares who (1) for the purposes of the Income Tax Act (Canada) is not, has not, and will not be resident in Canada at any time while he, she holds common shares, (2) at all relevant times is a resident of the United States under the Canada-United States Income Tax Convention (1980) (the “Convention”), and (3) does not and will not use or be deemed to use the common shares in carrying on a business in Canada. This summary does not apply to

U.S. Holders who are insurers. Such U.S. Holders should seek tax advice from their advisors. An actual or prospective investor that is a United States limited liability company in some circumstances may not be considered to be a resident of the United States for the purposes of the Convention and therefore may not be entitled to benefits thereunder.
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
      This summary is based upon the current provisions of the Income Tax Act (Canada), the regulations thereunder and the proposed amendments thereto publicly announced by the Department of Finance, Canada before the date hereof and our understanding of the current published administrative and assessing practices of the Canada Revenue Agency. It does not otherwise take into account or anticipate any changes in law, whether by legislative, governmental or judicial action.
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
      Amounts in respect of common shares paid or credited or deemed to be paid or credited as, on account or in lieu of payment of, or in satisfaction of, dividends to a shareholder who is not a resident of Canada within the meaning of the Income Tax Act (Canada) will generally be subject to Canadian non-resident withholding tax. Canadian withholding tax applies to dividends that are formally declared and paid by the Company and also to deemed dividends that may be triggered by a cancellation of common shares if the cancellation occurs otherwise than as a result of a simple open market transaction. For either deemed or actual dividends, withholding tax is levied at a basic rate of 25%, which may be reduced pursuant to the terms of an applicable tax treaty between Canada and the country of residence of the non-resident shareholder. Under the Convention, the rate of Canadian non-resident withholding tax on the gross amount of dividends received by a U.S. Holder is generally 15%. However, where such beneficial owner is a company that owns at least 10% of the voting shares of the company paying the dividends, the rate of such withholding is 5%.
      In addition to the Canadian withholding tax on actual or deemed dividends, a U.S. holder also needs to consider the potential application of Canadian capital gains tax. A U.S. Holder will generally not be subject to tax under the Income Tax Act (Canada) in respect of any capital gain arising on a disposition of common shares (including on a purchase by the Company on the open market) unless at the time of disposition such shares constitute taxable Canadian property of the holder for purposes of the Income Tax Act (Canada) and such U.S. Holder is not entitled to relief under the Convention. If the common shares are listed on a prescribed stock exchange at the time they are disposed of, they will generally not constitute taxable Canadian property of a U.S. Holder unless, at any time during the five year period immediately preceding the disposition of the common shares, the U.S. Holder, persons with whom he, she or it does not deal at arm’s length, or the U.S. Holder together with non-arm’s length persons, owned 25% or more of the issued shares of any class or series of the capital stock of the Company. In any event, under the Convention, gains derived by a U.S. Holder from the disposition of common shares will generally not be subject to tax in Canada unless the value of the company’s shares is derived principally from real property or certain other immovable property situated in Canada.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA.
      On March 29, 2004, the new British Columbia Business Corporations Act came into force, which allows the Company to prepare its financial statements either under Canadian or U.S. GAAP. The Company elected to prepare financial statements under U.S. GAAP commencing April 1, 2004. Prior to April 1, 2004, the Company’s consolidated financial statements were prepared under Canadian GAAP. The consolidated financial statements for all periods prior to April 1, 2004 presented in this Form 10-K have been converted to U.S. GAAP. U.S. GAAP conforms, in all material respects, with Canadian GAAP, except as described in the notes to the financial statements (specifically, note 21 of the notes to consolidated financial statements beginning on page F-35).
      The Selected Consolidated Financial Data below includes the results of Artisan from the acquisition date of December 16, 2003 onwards. Due to the acquisition, the Company’s results of operations for the year ended March 31, 2005 and financial position as at March 31, 2005 and 2004 are not directly comparable to prior reporting periods.

	Year Ended March 31,

	2005	2004	2003	2002	2001

	(Amounts in thousands, except per share amounts)
Statement of Operations Data:
Revenues	$842,586	$375,910	$264,914	$234,770	$187,650
Expenses:
Direct operating	355,922	181,298	133,922	133,051	105,057
Distribution and marketing	364,281	207,045	87,403	73,763	34,426
General and administration	69,460	42,826	29,267	32,034	25,073
Severance and relocation costs	—	5,575	—	—	1,145
Write-down of other assets	—	11,686	—	—	—
Depreciation	3,159	3,198	1,846	1,492	4,027

Total expenses	792,822	451,628	252,438	240,340	169,728

Operating Income (Loss)	49,764	(75,718)	12,476	(5,570)	17,922

Other Expenses (Income):
Interest	23,140	14,042	8,934	8,435	7,716
Interest rate swaps mark-to-market	(2,752)	(206)	3,163	—	—
Other (income) expenses	(159)	—	—	1,351	—
Minority interests	107	—	—	91	586

Total other expenses, net	20,336	13,836	12,097	9,877	8,302

Income (Loss) Before Items Related to Equity Method
Investees and Income Taxes	29,428	(89,554)	379	(15,447)	9,620
Write-down of equity interests	—	—	—	24,052	—
Gain on dilution of equity interests	—	—	—	(2,186)	—
Gain on sale of equity interests	—	—	(2,131)	—	—
Equity interests	200	2,169	2,112	6,019	5,765

Income (Loss) Before Income Taxes	29,228	(91,723)	398	(43,332)	3,855
Income tax provision (benefit)	8,947	373	1,821	(61)	(2,189)

Net Income (Loss) before Accounting Change	20,281	(92,096)	(1,423)	(43,271)	6,044
Cumulative effect of accounting change, net of income taxes	—	—	—	—	(40,667)

Net Income (Loss)	20,281	(92,096)	(1,423)	(43,271)	(34,623)
Modification of warrants	—	(2,031)	—	—	—
Dividends on Series A preferred shares	—	(387)	(1,584)	(1,592)	(1,660)
Accretion and amortization on Series A preferred shares	—	(643)	(1,383)	(1,323)	(1,072)

Net Income (Loss) Available to Common Shareholders	$20,281	$(95,157)	$(4,390)	$(46,186)	$(37,355)

Basic Income (Loss) Per Common Share	$0.21	$(1.35)	$(0.10)	$(1.08)	$(1.03)
Diluted Income (Loss) Per Common Share	$0.20	$(1.35)	$(0.10)	$(1.08)	$(1.03)
Weighted average number of shares used in the computation of basic income (loss) per share	97,610	70,656	43,232	42,753	36,196
Weighted average number of shares used in the computation of diluted income (loss) per share	103,375	70,656	43,232	42,753	36,196

	Year Ended March 31,

	2005	2004	2003	2002	2001

	(Amounts in thousands, except per share amounts)
In Accordance with Canadian GAAP:
Revenues	$842,586	$384,891	$293,073	$270,255	$187,650
Net Income (Loss)	$12,424	$(96,633)	$(562)	$(46,959)	$5,803
Basic Income (Loss) Per Common Share	$0.13	$(1.42)	$(0.10)	$(1.18)	$0.06
Diluted Income (Loss) Per Common Share	$0.12	$(1.42)	$(0.10)	$(1.18)	$0.06
Other Data:
Cash flow provided by (used in) operating activities	95,496	(116,411)	17,490	(41,738)	(17,916)
Cash flow provided by (used in) investing activities	(1,312)	(149,730)	4,840	2,624	(29,688)
Cash flow provided by (used in) financing activities	10,918	267,171	(22,848)	40,188	38,329
Balance Sheet Data (at end of period):
Cash and cash equivalents	112,839	7,089	6,851	6,510	6,652
Investment in films and television programs	367,376	406,170	177,689	155,591	142,178
Total assets	854,629	762,683	340,691	337,791	366,040
Bank loans	1,162	326,174	125,345	139,857	101,354
Subordinated notes	390,000	65,000	—	—	—
Total liabilities	737,490	693,074	269,028	263,125	245,357
Redeemable preferred shares	—	—	28,031	26,928	26,879
Shareholders’ equity	117,139	69,609	43,632	47,738	93,804

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Overview
      We are a diversified independent producer and distributor of motion pictures, television programming, home entertainment, family entertainment and video-on-demand content. We release approximately 15 to 18 motion pictures theatrically per year. Our theatrical releases include films we produce in-house and films we acquire from third parties. We also have produced approximately 122 hours of television programming on average each of the last three years. Our disciplined approach to production, acquisition, and distribution is designed to maximize our profit by balancing our financial risks against the probability of commercial success of each project. We currently distribute our library of approximately 6,200 motion picture titles and 1,800 television episodes and programs directly to retailers, video rental stores, and pay and free television channels and indirectly to international markets through third parties. We also own a minority interest in CinemaNow, Inc., or CinemaNow, an internet video-on-demand provider, and own and operate a film and television production studio in Vancouver, British Columbia. Effective April 2005, we also own a minority interest in Maple Pictures, a Canadian film and television distributor based on Toronto, Canada. Our December 2003 acquisition of Artisan added a diversified motion picture, family and home entertainment company to Lions Gate and the fully integrated distribution network we acquired from Artisan included direct-to-store distribution capabilities and output agreements with pay television and pay-per-view providers.
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
Our financial results include the results of Artisan from the acquisition date of December 16, 2003 onwards. Due to the acquisition, the Company’s results of operations for the year ended March 31, 2005 and financial positions as at March 31, 2005 and 2004 are not directly comparable to prior reporting periods.
Recent Developments
      Generally Accepted Accounting Principles (“GAAP”). On March 29, 2004, the new British Columbia Business Corporations Act came into force, which allows us to prepare our financial statements either under Canadian or U.S. GAAP. We have elected to prepare financial statements under U.S. GAAP commencing April 1, 2004. Therefore, these consolidated financial statements have been prepared in accordance with U.S. GAAP and amounts previously reported under Canadian GAAP have been restated under U.S. GAAP. We must disclose and quantify material differences with Canadian GAAP in our interim and annual financial statements through March 31, 2006. The differences for the years ended March 31, 2005 and 2004 are described in note 21 of our accompanying consolidated financial statements.
      Non-fiction programming. In July 2004, we entered into a transaction with Creative Differences Productions Inc., a company owned by a former employee of Lions Gate who was primarily responsible for Termite Art, our wholly owned television division. As a result of this transaction, Creative Differences Productions Inc. assumed the responsibility for the San Fernando Valley premises and certain operations of Termite Art. The transaction resulted in a gain of $0.7 million recorded as other income in the consolidated statement of operations for the year ended March 31, 2005. The transaction also resulted in a reduction of non-fiction programming hours for the year ended March 31, 2005 compared to the prior year. Lions Gate retained the distribution operations of Termite Art.
      Stock-Based Compensation Plan. On September 14, 2004, our shareholders approved the 2004 Performance Incentive Plan that provides for the issue of 2.0 million common shares of the Company to eligible employees, directors, officers and other eligible persons of the Company and its affiliates.
      Issuance of Convertible Senior Subordinated Notes. In October 2004, Lions Gate Entertainment Inc., a wholly owned subsidiary of the Company sold 2.9375% Convertible Senior Subordinated Notes (“2.9375% Notes”) with a maturity date of October 15, 2024 for a total of $150.0 million. We received $146.0 million of net proceeds after paying placement agents’ fees. Offering expenses were approximately $0.7 million. The 2.9375% Notes are convertible at the option of the holder, at any time prior to maturity, upon satisfaction of certain conversion contingencies, into common shares of Lions Gate Entertainment Corp. at a conversion rate of 86.9565 shares per $1,000 principal amount of the 2.9375% Notes, which is equal to a conversion price of approximately $11.50 per share, subject to adjustment upon certain events. From October 15, 2009 to October 14, 2010, Lions Gate Entertainment Inc. may redeem the 2.9375% Notes at 100.839%; from October 15, 2010 to October 14, 2011, Lions Gate Entertainment Inc. may redeem the 2.9375% Notes at 100.420%; and thereafter at 100%. We used the net proceeds for repayment of outstanding indebtedness under our existing U.S. dollar revolving credit facility and term loan.
      In February 2005, Lions Gate Entertainment Inc. sold 3.625% Convertible Senior Subordinated Notes (“3.625% Notes”) with a maturity date of March 15, 2025 for a total of $175.0 million. We received $170.2 million of net proceeds after paying placement agents’ fees. Offering expenses were approximately

$0.6 million. The 3.625% Notes are convertible at the option of the holder, at any time prior to maturity into common shares of Lions Gate Entertainment Corp. at a conversion rate of 70.0133 shares per $1,000 principal amount of the 3.625% Notes, which is equal to a conversion price of approximately $14.28 per share, subject to adjustment upon certain events. Lions Gate Entertainment Inc. may redeem the 3.625% Notes at its option on or after March 15, 2012 at 100% of their principal amount plus accrued and unpaid interest. We used a portion of the net proceeds for repayment of outstanding indebtedness under our existing U.S. dollar revolving credit facility.
      Exercise of Warrants. During the year ended March 31, 2005, 2,168,350 warrants were exercised and the Company issued 2,168,350 common shares and received proceeds of $10.8 million. During December 2004, an additional 1,993,250 warrants were exercised by cashless exercise resulting in the issuance of 1,052,517 common shares. Any remaining warrants expired January 1, 2005 and therefore no warrants are outstanding.
      Credit Facility. In anticipation of the proceeds from the 2.9375% Notes, we repaid $60 million of term loan with the revolving credit facility on September 30, 2004 and on October 4, 2004 used the proceeds from the 2.9375% Notes to partially repay the revolving credit facility. Therefore, on September 30, 2004, the term loan was reduced to $75 million and the credit facility to $290 million. On December 31, 2004, we repaid the term loan in full with the revolving credit facility, thereby reducing the credit facility to a $215 million revolving facility at December 31, 2004. The repayment of our term loan resulted in the write-off of deferred financing fees of $3.4 million on the term loan portion of the credit facility which is recorded as interest expense. In February 2004, we paid down the balance on our revolving credit facility, using a portion of the proceeds from the 3.625% notes resulting in a balance of zero at March 31, 2005 on our revolving credit facility. Effective March 31, 2005, we amended our credit facility to allow for the transactions with Maple Pictures and to eliminate our US$15 million Canadian dollar-denominated revolving credit facility and increase our U.S. dollar-denominated revolving credit facility by the same amount.
      Maple Pictures Corp. On April 13, 2005, we announced our new library and output agreements with Maple Pictures, a Canadian corporation, for the distribution of Lions Gate’s motion picture, television and home video product in Canada. As part of this transaction, Maple Pictures purchased a majority of our interest in Christal Distribution, a number of production entities and other key Lions Gate distribution assets in Canada. Maple Pictures was formed by two former Lions Gate executives and a third-party equity investor. We also acquired a minority interest in Maple Pictures.
CRITICAL ACCOUNTING POLICIES
      The application of the following accounting policies, which are important to our financial position and results of operations, requires significant judgments and estimates on the part of management. For a summary of all of our accounting policies, including the accounting policies discussed below, see note 2 to our audited consolidated financial statements.
      Generally Accepted Accounting Principles. Our consolidated financial statements have been prepared in accordance with U.S. GAAP which conforms, in all material respects, with Canadian GAAP, except as described in the notes to the consolidated financial statements.
      On March 29, 2004, the new British Columbia Business Corporations Act came into force, which allows the Company to prepare its financial statements either under Canadian or U.S. GAAP. The Company elected to prepare financial statements under U.S. GAAP commencing April 1, 2004. Prior to April 1, 2004, the Company’s consolidated financial statements were prepared under Canadian GAAP. Amounts presented in prior years in the consolidated financial statements have been converted to U.S. GAAP. The Company must disclose and quantify material differences with Canadian GAAP in its interim and annual financial statements through March 31, 2006.
      Accounting for Films and Television Programs. In June 2000, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 00-2 “Accounting by Producers or Distributors of Films” (“SoP 00-2”). SoP 00-2 establishes accounting standards for producers or distributors of films, including changes in revenue recognition, capitalization and amortization of costs of acquiring films and television programs and accounting for exploitation costs, including advertising and marketing expenses.
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
      Revenue Recognition. Revenue from the sale or licensing of films and television programs is recognized upon meeting all recognition requirements of SoP 00-2. Revenue from the theatrical release of feature films is recognized at the time of exhibition based on the Company’s participation in box office receipts. Revenue from the sale of videocassettes and digital video disks (“DVDs”) in the retail market, net of an allowance for estimated returns and other allowances, is recognized on the later of receipt by the customer or “street date” (when it is available for sale by the customer). Under revenue sharing arrangements, rental revenue is recognized when the Company is entitled to receipts and such receipts are determinable. Revenues from television licensing are recognized when the feature film or television program is available to the licensee for telecast. For television licenses that include separate availability “windows” during the license period, revenue is allocated over the “windows”. Revenue from sales to international territories are recognized when access to the feature film or television program has been granted or delivery has occurred, as required under the sales contract, and the right to exploit the feature film or television program has commenced. For multiple media rights contracts with a fee for a single film or television program where the contract provides for media holdbacks, the fee is allocated to the various media based on management’s assessment of the relative fair value of the rights to exploit each media and is recognized as each holdback is released. For multiple-title contracts with a fee, the fee is allocated on a title-by-title basis, based on management’s assessment of the relative fair value of each title.
      Rental revenue from short-term operating leases of studio facilities is recognized over the term of the lease.
      Cash payments received are recorded as deferred revenue until all the conditions of revenue recognition have been met. Long-term, non-interest bearing receivables are discounted to present value.
      Reserves. Revenues are recorded net of estimated returns and other allowances. We estimate reserves for video returns in the consolidated financial statements based on previous returns and our estimated expected future returns related to current period sales on a title-by-title basis in each of the video businesses. There may be differences between actual returns and our historical experience. We estimate provisions for accounts receivable based on historical experience and relevant facts and information regarding the collectability of the accounts receivable.
      Income Taxes. The Company is subject to income taxes in the United States, and in several states and foreign jurisdictions in which we operate. We account for income taxes according to Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). SFAS 109 requires the recognition of deferred tax assets, net of applicable reserves, related to net operating loss carryforwards and certain temporary differences. The standard requires recognition of a future tax benefit to the extent that realization of such benefit is more likely than not or a valuation allowance is applied.

      Goodwill. On April 1, 2001, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”. Goodwill is reviewed annually for impairment within each fiscal year or between the annual tests if an event occurs or circumstances change that indicate it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value. The Company performs its annual impairment test as of December 31 in each fiscal year. The Company performed its annual impairment test on its goodwill as of December 31, 2004. No goodwill impairment was identified in any of the Company’s reporting units. Determining the fair value of reporting units requires various assumptions and estimates.
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
Recent Accounting Pronouncements
      Statement of Financial Accounting Standards No. 123R. In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)). SFAS 123(R) revises SFAS No. 123 and eliminates the alternative to use the intrinsic method of accounting under APB No. 25. SFAS 123(R) requires all public companies accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments to account for these types of transactions using a fair-value-based method. The Company currently accounts for share-based payments to employees using the intrinsic value method as set forth in APB No. 25 “Accounting for Stock Issued to Employees”. As such, the Company generally recognizes no compensation cost for employee stock options. SFAS No. 123(R) eliminates the alternative to use APB No. 25’s intrinsic value method of accounting. Accordingly, the adoption of SFAS No. 123(R)’s fair value method will have an impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123(R) in prior periods, the impact would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income (loss) available to common shareholders and basic and diluted income (loss) per share in (n) above. SFAS No. 123(R) permits companies to adopt its requirements using either a modified prospective method or a modified retrospective method. The Company has not yet determined which method it will utilize. The provisions of SFAS No. 123(R) are effective for financial statements with the first interim or annual reporting period beginning after June 15, 2005. However, the SEC announced on April 14, 2005 that it would provide for a phased-in implementation process for SFAS No. 123(R). As a result, the Company will not be required to apply SFAS No. 123(R) until the period beginning April 1, 2006.
      EITF Issue No. 04-8. During the year ended March 31, 2005, the Company adopted EITF Issue No. 04-8 “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share”, which applied to reporting periods ending after the effective date of December 15, 2004. Under EITF Issue No. 04-8, all instruments that have embedded conversion features that are contingent on market conditions indexed to an issuer’s share price are included in diluted earnings per share computations (if dilutive) regardless of whether the market conditions have been met. On October 4, 2004, Lions Gate Entertainment Inc. sold the 2.9375% Notes. The 2.9375% Notes are convertible at the option of the holder, at any time prior to maturity, upon satisfaction of certain conversion contingencies, into common shares of Lions Gate Entertainment Corp. and therefore the 2.9375% Notes would be included in diluted earnings per share computations for the year ended March 31, 2005 (if dilutive).
      Variable Interest Entities. In January 2003, the FASB issued FIN 46 which is effective for financial statements of public companies that have special purpose entities for periods ending after December 15, 2003 and for public companies without special purpose entities for periods ending after March 15, 2004. The standard establishes criteria to identify VIEs and the primary beneficiary of such entities. An entity that qualifies as a VIE must be consolidated by its primary beneficiary. Accordingly, the Company has consolidated its VIE Christal Distribution as of March 31, 2005 and 2004.
RESULTS OF OPERATIONS

Fiscal 2005 Compared to Fiscal 2004
      Consolidated revenues in fiscal 2005 of $842.6 million increased $466.7 million, or 124.2%, compared to $375.9 million in fiscal 2004.
      Motion pictures revenue of $755.3 million in fiscal 2005 increased $446.4 million, or 144.5%, compared to $308.9 million in fiscal 2004 due to significant releases during fiscal 2005 and to the inclusion of Artisan revenues for the full fiscal year in fiscal 2005. Theatrical revenue included in motion picture revenue of $142.8 million in fiscal 2005 increased $111.9 million, or 362.1%, compared to $30.9 million in fiscal 2004. Significant theatrical releases in fiscal 2005 included Fahrenheit 9/11, Saw, Diary of a Mad Black Woman, The Punisher, Open Water, Godsend and The Cookout. Significant theatrical releases in fiscal 2004 included Cabin Fever, House of 1000 Corpses, Confidence, Dirty Dancing: Havana Nights, Girl with a Pearl Earring and The Cooler. Video revenue included in motion picture revenue of $465.3 million in fiscal 2005 increased $241.9 million, or 108.3%, compared to $223.4 million in fiscal 2004. Significant video releases in fiscal 2005 included Saw, The Punisher, Barbie in the Princess and the Pauper, Open Water, Godsend, Dirty Dancing: Havana Nights, Barbie Fairytopia, The Cookout, The Cooler and Girl With a Pearl Earring. Significant video releases in fiscal 2004 included Cabin Fever, House of 1000 Corpses, Confidence, House of the Dead, Will and Grace Season 1 and 2, Secretary and Saturday Night Live: Will Ferrell. International revenue included in motion picture revenue of $79.5 million in fiscal 2005 increased $45.5 million, or 133.8%, compared to $34.0 in fiscal 2004. Significant international sales in fiscal 2005 included The Punisher, Godsend, Prince and the Freshman, Final Cut, Open Water and Saw. Significant international sales in fiscal 2004 included Confidence, Wonderland, Cabin Fever and Shattered Glass. Television revenue included in motion picture revenue of $61.6 million in fiscal 2005 increased $44.8 million, or 266.7%, compared to $16.8 million in fiscal 2004. Significant television license fees in fiscal 2005 included Fahrenheit 9/11, The Punisher, Cabin Fever, Godsend and Dirty Dancing: Havana Nights. Significant television license fees in fiscal 2004 included The Boat Trip, House of 1000 Corpses and Confidence.
      Television production revenue of $82.8 million in fiscal 2005 increased by $22.1 million, or 36.4%, compared to $60.7 million in fiscal 2004. In fiscal 2005, 48 hours of one-hour series were delivered contributing domestic licensing revenue of $42.0 million and international and other revenue on one-hour series was $16.6 million. Also in fiscal 2005, television movies contributed revenue of $18.1 million, video releases of television product contributed revenue of $2.9 million, non-fiction programming contributed revenue of $1.3 million and other revenue was $1.9 million. In fiscal 2004, 27 hours of one-hour drama series were delivered contributing revenue of $27.4 million and international and other revenue on one-hour drama series was $11.2 million. Also in fiscal 2004, television movies contributed revenue of $8.4 million, video releases of television product contributed revenue of $2.7 million and non-fiction programming contributed revenue of $9.6 million. Domestic deliveries of one-hour series in fiscal 2005 included 18 hours of Missing, 13 hours of Second Verdict, 12 hours of The Dead Zone and 5 hours of Five Days to Midnight. Television movies in fiscal 2005 included Widow on the Hill, Frankenstein, Baby for Sale, Infidelity and Brave New Girl. Video releases in fiscal 2005 included The Dead Zone, Five Days to Midnight and Brave New Girl. In fiscal 2004 domestic deliveries of one-hour series included Missing and The Dead Zone; television movies included Lucky Seven and Inappropriate Behavior and video releases included The Dead Zone, The Pilot’s Wife and Lucky Seven. Fifteen hours of non-fiction programming were delivered during fiscal 2005 compared to 84.5 hours in fiscal 2004. The decrease in revenue and hours of non-fiction programming is due to the disposition in July 2004 of the production operations of Termite Art, a division of the television segment.
      Studio facilities revenue of $4.5 million in fiscal 2005 decreased $1.8 million, or 28.6%, compared to $6.3 million in fiscal 2004 due to a decrease in occupancy and rental rates year over year. The Company does not anticipate a further decrease in revenues throughout fiscal 2006.

      Direct operating expenses include amortization, participation and residual expenses and provision for doubtful accounts. Direct operating expenses of $355.9 million for fiscal 2005 were 42.2% of revenue, compared to direct operating expenses of $181.3 million, which were 48.2% of revenue in fiscal 2004. Direct operating expenses as a percentage of revenue for the motion pictures segment decreased year over year due to the margins on the mix of titles released during each year and fiscal 2004 also included additional amortization recorded on acquired libraries. Included in direct operating expenses in fiscal 2005 is a reversal of the provision for doubtful accounts of $4.6 million. The reversal is primarily due to collection of accounts receivable during fiscal 2005 that were previously provided for.
      Distribution and marketing expenses of $364.3 million in fiscal 2005, increased $157.3 million, or 76.0%, compared to $207.0 million in fiscal 2004 due to significant releases during fiscal 2005 and to the inclusion of Artisan expenses for the full fiscal year in fiscal 2005. Theatrical P&A in fiscal 2005 of $156.1 million, increased $66.2 million, or 73.6%, compared to $89.9 million in fiscal 2004. Theatrical P&A in fiscal 2005 included significant expenditure on the release of titles such as Saw, Open Water, Godsend, The Punisher, Diary of a Mad Black Woman, Fahrenheit 9/11, The Cookout and Beyond the Sea. Theatrical P&A in fiscal 2004 included significant expenditures on the release of titles such as Dirty Dancing: Havana Nights, Confidence, Cabin Fever, Girl With A Pearl Earring, The Cooler and House of 1000 Corpses, as well as pre-release expenditure on The Punisher and Godsend. Video distribution and marketing costs on motion picture and television product in fiscal 2005 of $197.7 million increased $90.7 million, or 84.8%, compared to $107.0 million in fiscal 2004 due to an increase in marketing and duplication costs related to the increase in video revenues generated during the year, primarily due to the release of Saw, The Punisher, Open Water, Barbie in the Princess and the Pauper, Dirty Dancing: Havana Nights, Godsend, Barbie Fairytopia and The Cookout. Video distribution and marketing costs in fiscal 2004 included significant expenditure on the release of titles such as Confidence, Cabin Fever, House of 1000 Corpses, Will and Grace Season 1 and 2, Secretary, House of the Dead and Saturday Night Live: Will Ferrell.
      General and administration expenses of $69.5 million in fiscal 2005 increased $26.7 million, or 62.4%, compared to $42.8 million in fiscal 2004 primarily due to an increase in salaries and benefits, professional fees and office and operations costs as a result of the increase in the number of employees and volume of operations due to the acquisition of Artisan in December 2003, offset by a decrease in legal fees and settlement expenses. Salaries and benefits also increased as fiscal 2005 included stock-price bonuses due under employment contracts and stock-based compensation expense related to share appreciation rights of $7.9 million. Professional fees increased primarily due to fees associated with the documentation, assessment and testing of our internal controls as required by section 404 of the Sarbanes Oxley Act. Effective March 31, 2004, Christal, a variable interest entity, was consolidated and, therefore, general and administration expenses of $2.5 million for Christal are recorded in fiscal 2005, but are not recorded in fiscal 2004. In fiscal 2005, $2.8 million of production overhead was capitalized compared to $2.9 million in fiscal 2004.
      Severance and relocation costs of $5.6 million in fiscal 2004 represent costs incurred by Lions Gate, associated with the acquisition of Artisan, which include property and lease abandonment costs of $2.5 million, the write-off of capital assets no longer in use of $2.1 million and severance of $1.0 million.
      Write-down of other assets of $11.7 million in fiscal 2004 consists of a provision of $3.6 million against a convertible promissory note and a provision of $8.1 million against convertible debentures and other receivables due from CinéGroupe. On November 8, 2002, the Company sold its investment in Mandalay for cash of $4.3 million and an interest bearing convertible promissory note totaling $3.3 million. The note, bearing interest at 6%, is payable $1.3 million on December 31, 2005, $1.0 million on December 31, 2006 and $1.0 million on December 31, 2007. At March 31, 2004, it was determined that the $3.3 million note and $0.3 million interest accrued on the note to March 31, 2004 may not be collectible and accordingly a provision was recorded against the note. During the year ended March 31, 2005, $0.2 million was collected on the note which was recorded as other income and the note was cancelled by the Company. In consideration, effective July 1, 2004, Mandalay agreed to pay contingent compensation based upon its receipt of investor funds and/or the production or performance of certain titles. During the year ended March 31, 2004, the Company evaluated it investment in CinéGroupe as CinéGroupe was unable to meet its financial obligations in the ordinary course of business and sought protection under the Companies Creditors Arrangement Act

(“CCAA”) in December 2003. As a result of a CCAA filing, we determined that we do not have the ability to significantly influence CinéGroupe and that amounts owing may not be collectible. We recorded a provision at December 31, 2003 against convertible debentures and other receivables due from CinéGroupe, resulting in a write-down of amounts owed to us to nil.
      Depreciation of $3.2 million in fiscal 2005 remained consistent with depreciation of $3.2 million in fiscal 2004.
      Fiscal 2005 interest expense of $23.1 million increased $9.1 million, or 65.0%, from $14.0 million in fiscal 2004 primarily due to an increase in interest and amortization on subordinated notes, an increase in amortization and write-off of deferred financing costs on the credit facility and interest on promissory notes and advances acquired as part of the acquisition of Artisan. Fiscal 2005 includes interest and amortization on the 4.875% Convertible Senior Subordinated Noted (“4.875% Notes”) issued December 2003, the 2.9375% Notes issued October 2004 and the 3.625% Notes issued February 2005, whereas fiscal 2004 includes approximately three months of interest and amortization on the 4.875% Notes only. Fiscal 2005 includes amortization of increased deferred financing fees on the amended credit facility and write-off of increased deferred financing fees of $3.4 million on the term loan portion of the amended credit facility which was repaid December 31, 2004. Fiscal 2004 includes amortization of deferred financing fees and write-off of deferred financing fees of $2.0 million on the previous credit facility repaid December 2003. Interest on the credit facility decreased only slightly even though the credit facility balance was paid down significantly in the last six months of fiscal 2005 as interest rates also increased year over year. In fiscal 2005 $1.0 million interest is capitalized to production costs, compared to $1.3 million in fiscal 2004.
      Interest rate swaps do not meet the criteria of effective hedges and, therefore, a fair valuation gain of $2.8 million was recorded in fiscal 2005 and a fair valuation gain of $0.2 million was recorded in fiscal 2004.
      Other income during fiscal 2005 includes $0.2 million collection of cash on a promissory note that was previously fully reserved.
      Equity interests of $0.2 million in fiscal 2005 includes $0.2 million equity interest in the loss of CinemaNow which consists of approximately 30% of the losses of CinemaNow. The investment in CinemaNow made in July 2004 was reduced to nil by September 30, 2004 and, therefore, we did not record any additional losses, as we have no further funding requirements. Equity interests of $2.2 million in the prior year’s period includes $1.9 million equity interest in the loss of CinéGroupe, $0.2 million equity interest in the loss of CinemaNow and $0.1 million equity interest in the income of Christal. Effective January 1, 2004, we began accounting for CinéGroupe under the cost method of accounting, as we no longer had the ability to significantly influence CinéGroupe due to a CCAA filing, and therefore no equity interest is recorded during fiscal 2005. Effective March 31, 2004, Christal was consolidated as a variable interest entity and, therefore, no equity interest is recorded in fiscal 2005.
      The Company had income tax provision of $8.9 million in fiscal 2005, compared to $0.4 million in fiscal 2004. The Company’s actual income tax provision differs from these amounts as a result of several factors, including non-temporary differences, foreign income taxed at different rates, state and local income taxes and capital losses. For fiscal 2005, the Company reduced goodwill and the valuation allowance by $6.3 million resulting in a non-cash deferred tax expense upon the utilization of pre-acquisition net operating losses. Income tax loss carry-forwards amount to approximately $212 million for U.S. income tax purposes available to reduce income taxes over twenty years and $29.8 million for Canadian income tax purposes available to reduce income taxes over eight years.
      Net income for the year ended March 31, 2005 was $20.3 million, or income per share of $0.21, on 97.6 million weighted average common shares outstanding. Diluted income per share for the year ended March 31, 2005 was $0.20. This compares to net loss for the year ended March 31, 2004 of $92.1 million, or loss per share of $1.35, on 70.7 million weighted average common shares outstanding (after giving effect to modification of warrants and to the Series A Preferred Share dividends and accretion on the Series A Preferred Shares).

Fiscal 2004 Compared to Fiscal 2003
      Consolidated revenues in fiscal 2004 of $375.9 million increased $111.0 million, or 41.9%, compared to $264.9 million in fiscal 2003.
      Motion pictures revenue of $308.9 million in fiscal 2004 increased $108.8 million, or 54.4%, compared to $200.1 million in fiscal 2003 due to significant releases during fiscal 2004 and to the inclusion of Artisan revenues from the date of acquisition. Theatrical revenue included in motion picture revenue of $30.9 million in fiscal 2004 increased $18.2 million, or 143.3%, compared to $12.7 million in fiscal 2003. Significant theatrical releases in fiscal 2004 included Dirty Dancing: Havana Nights, The Cooler, Girl with a Pearl Earring, Cabin Fever, House of 1000 Corpses and Confidence. Significant theatrical releases in fiscal 2003 included Frailty, Rules of Attraction, Lovely and Amazing and Secretary. Video revenue included in motion picture revenue of $223.4 million in fiscal 2004 increased $96.4 million, or 75.9%, compared to $127.0 million in fiscal 2003. Significant video releases in fiscal 2004 included Cabin Fever, House of 1000 Corpses, Confidence, House of the Dead, Will and Grace Season 1 and 2, Secretary and Saturday Night Live: Will Ferrell. Significant video releases in fiscal 2003 included Monster’s Ball, Frailty, Rose Red, Rules of Attraction and State Property. International revenue included in motion picture revenue of $34.0 million in fiscal 2004 increased $2.5 million, or 7.9%, compared to $31.5 in fiscal 2003. Significant international sales in fiscal 2004 include Confidence, Cabin Fever, Wonderland, The Wash, Shattered Glass, Rules of Attraction and House of 1000 Corpses. Television revenue included in motion picture revenue of $16.8 million in fiscal 2004 decreased $4.3 million, or 20.4%, compared to $21.1 million in fiscal 2003. Significant television license fees in fiscal 2004 included The Boat Trip, House of 1000 Corpses and Confidence.
      Television production revenue of $60.7 million in fiscal 2004 increased by $1.3 million, or 2.2%, from $59.4 million in fiscal 2003. In fiscal 2004, 27 hours of one-hour drama series were delivered contributing domestic licensing revenue of $27.4 million and international and other revenue on one-hour drama series was $11.2 million. Also in fiscal 2004, television movies contributed revenue of $8.4 million, video releases of television product contributed revenue of $2.7 million and non-fiction programming contributed revenue of $9.6 million. In fiscal 2003, 35 hours of one-hour drama series were delivered contributing domestic licensing revenue of $41.3 million, television movies contributed revenue of $2.3 million, video releases of television product contributed $3.7 million and non-fiction programming contributed revenue of $10.4 million. Domestic deliveries of one-hour drama series in fiscal 2004 included 18 hours of Missing and 8 hours of The Dead Zone. Video releases included The Dead Zone and The Pilot’s Wife. 84.5 hours of non-fiction programming were delivered during fiscal 2004 compared to 71.5 hours in fiscal 2003.
      Studio facilities revenue of $6.3 million in fiscal 2004 increased $0.9 million, or 16.7%, compared to $5.4 million in fiscal 2003 due primarily to an increase in rental rates and stage space.
      Direct operating expenses include amortization, participation and residual expenses. Direct operating expenses of $181.3 million for fiscal 2004 were 48.2% of revenue, compared to direct operating expenses of $133.9 million, which were 50.5% of revenue in fiscal 2003. Direct operating expenses as a percentage of revenue for the motion pictures segment increased year over year due to additional amortization recorded on acquired libraries. Direct operating expenses as a percentage of revenue for the television segment decreased year over year as fiscal 2003 included write-downs on Tracker.
      Distribution and marketing expenses of $207.0 million, increased $119.6 million, or 136.8%, compared to $87.4 million in fiscal 2003 due to significant releases during fiscal 2004 and to the inclusion of Artisan expenses from the date of acquisition. Theatrical P&A in fiscal 2004 of $89.9 million, increased $53.3 million, or 145.6%, compared to $36.6 million in fiscal 2003. Theatrical P&A in fiscal 2004 included significant expenditures on the release of titles such as Dirty Dancing: Havana Nights, Confidence, Cabin Fever, Girl With A Pearl Earring, The Cooler and House of 1000 Corpses, as well as pre-release expenditure on The Punisher and Godsend. Video distribution and marketing costs on motion picture and television product in fiscal 2004 of $107.0 million increased $64.3 million, or 150.6%, compared to $42.7 million in fiscal 2003 due to an increase in marketing and duplication costs related to the increase in video revenues generated during the year, primarily due to the release of Cabin Fever, House of 1000 Corpses, Confidence, House of the Dead, Will and Grace Season 1 and 2, Secretary and Saturday Night Live: Will Ferrell.

      General and administration expenses of $42.8 million in fiscal 2004 increased $13.5 million, or 46.1%, compared to $29.3 million in fiscal 2003. In the current year, $2.9 million of production overhead was capitalized. Due to increased internal production spending on films and television programs, the Company began to capitalize production overhead from the beginning of fiscal 2004. Without capitalized production overhead, general and administrative expenses increased $16.4 million year-over-year, primarily due to the inclusion of Artisan expenses from the date of acquisition, an increase in professional fees and an increase in salaries and benefits, including stock-based compensation expense.
      Severance and relocation costs of $5.6 million represent costs incurred by Lions Gate, associated with the acquisition of Artisan, which include property and lease abandonment costs of $2.5 million, the write-off of capital assets no longer in use of $2.1 million and severance of $1.0 million.
      Write-down of other assets of $11.7 million consists of a provision of $3.6 million against a convertible promissory note and a provision of $8.1 million against convertible debentures and other receivables due from CinéGroupe. On November 8, 2002, the Company sold its investment in Mandalay for cash of $4.3 million and an interest bearing convertible promissory note totaling $3.3 million. The note, bearing interest at 6%, is payable $1.3 million on December 31, 2005, $1.0 million on December 31, 2006 and $1.0 million on December 31, 2007. At March 31, 2004, it was determined that the $3.3 million note and $0.3 million interest accrued on the note to March 31, 2004 may not be collectible and accordingly a provision was recorded against the note. During the year ended March 31, 2004, the Company evaluated it investment in CinéGroupe as CinéGroupe was unable to meet its financial obligations in the ordinary course of business and sought protection under the Companies Creditors Arrangement Act (“CCAA”) in December 2003. As a result of a CCAA filing, we determined that we do not have the ability to significantly influence CinéGroupe and that amounts owing may not be collectible. We recorded a provision at December 31, 2003 against convertible debentures and other receivables due from CinéGroupe, resulting in a write-down of amounts owing to nil.
      Depreciation of $3.2 million in fiscal 2004 increased $1.4 million, or 77.8%, from $1.8 million in fiscal 2003 due primarily to the addition of $2.7 million of property and equipment as a result of the purchase of Artisan.
      Fiscal 2004 interest expense of $14.0 million increased $5.1 million, or 57.3%, from $8.9 million in fiscal 2003 primarily due to an increase in the credit facility balance to finance the acquisition of Artisan, the interest rate swap which was effective from January 2003, interest on the 4.875% Notes from December 2003, interest on promissory notes and advances acquired as part of the acquisition of Artisan and increased deferred financing fees on the amended credit facility and the 4.875% Notes. Interest expense was partially offset by interest capitalized to production costs of $1.3 million in fiscal 2004 and $0.3 million in fiscal 2003. Interest capitalized to production costs increased year over year due to an increased in new production financed by the credit facility in fiscal 2004.
      Interest rate swaps do not meet the criteria of effective hedges and therefore a fair valuation gain of $0.2 million was recorded in fiscal 2004 and a fair valuation loss of $3.2 million was recorded in fiscal 2003. Fiscal 2004 includes interest rate swaps with a notional amount of $100 million and CDN $20 million and fiscal 2003 includes only the interest rate swap with a notional amount of $100 million.
      Gain on sale of equity interests for the year ended March 31, 2003 includes a $2.1 million gain on the sale of Mandalay. On March 31, 2002, the carrying value of the Company’s investment in Mandalay was written down to its estimated fair value of $10.0 million as it was expected to be sold by the end of the fiscal year 2003. During fiscal 2003, the Company received distributions of $2.4 million from Mandalay under a prior agreement and recorded equity losses of $2.1 million against its remaining investment in Mandalay. On November 8, 2002, the Company sold its investment in Mandalay for cash of $4.3 million and an interest bearing convertible promissory note totaling $3.3 million. A gain was recorded on the sale as the sale price of $7.6 million exceeded the carrying value of $5.5 million.
      Equity interests for the year ended March 31, 2004 include $1.9 million equity interest in the loss of CinéGroupe which consists of 29.4% of the net loss of CinéGroupe; $0.1 million equity interest in the loss of Christal which consists of 75% of the net loss of Christal; and $0.2 million equity interest in the loss of

CinemaNow which consists of approximately 54% of the net loss of CinemaNow. Equity interests for the year ended March 31, 2003 includes $0.4 million equity interest in Christal, $0.4 million equity interest in the loss of CinemaNow, an equity interest in Mandalay which consists of operating losses of $2.1 million and an insignificant equity interest in the income of CinéGroupe. During the three months ended March 31, 2003, the Company purchased $0.4 million of Series C Convertible Preferred Shares of CinemaNow as part of a round of financing. During the year ended March 31, 2004, the Company recorded its share of the losses of CinemaNow up to its $0.4 million investment. At March 31, 2004, the investment in CinemaNow is nil. On November 8, 2002, we sold our investment in Mandalay for cash of $4.3 million and an interest bearing convertible promissory note of $3.3 million.
      The Company had income tax provision of $0.4 million in fiscal 2004, compared to $1.8 million in fiscal 2003. The Company’s actual income tax provision differs from these amounts as a result of several factors, including non-temporary differences, foreign income taxed at different rates, state and local income taxes and capital losses. Income tax loss carry-forwards amount to approximately $162.9 million for U.S. income tax purposes available to reduce income taxes over twenty years and $21.5 million for Canadian income tax purposes available to reduce income taxes over eight years.
      Net loss for the year ended March 31, 2004 was $92.1 million, or loss per share of $1.35, on 70.7 million weighted average common shares outstanding (after giving effect to the modification of warrants, the Series A Preferred Share dividends and accretion on the Series A Preferred Shares). This compares to net loss for the year ended March 31, 2003 of $1.4 million, or loss per share of $0.10, on 43.2 million weighted average common shares outstanding (after giving effect to the Series A Preferred Share dividends and accretion on the Series A Preferred Shares).
EBITDA
      EBITDA, defined as earnings before interest, interest rate swaps mark-to-market, income tax benefit (provision), depreciation and minority interests of $52.9 million for the year ended March 31, 2005 increased $127.6 million compared to negative EBITDA $74.7 million for the year ended March 31, 2004 which decreased $89.0 million compared to EBITDA of $14.3 million for the year ended March 31, 2003.
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
      The following table reconciles EBITDA to net income (loss):

	Year Ended March 31,

	2005	2004	2003

	(Amounts in thousands)
EBITDA, as defined	$52,882	$(74,689)	$14,341
Depreciation	(3,159)	(3,198)	(1,846)
Interest	(23,140)	(14,042)	(8,934)
Interest rate swaps mark-to-market	2,752	206	(3,163)
Minority interests	(107)	—	—
Income tax provision	(8,947)	(373)	(1,821)

Net income (loss)	$20,281	$(92,096)	$(1,423)

      Refer to note 21 of the consolidated financial statements for reconciliation of net income (loss) reported under U.S. GAAP to net income (loss) reported under Canadian GAAP.
Liquidity and Capital Resources
      Our liquidity and capital resources are provided principally through cash generated from operations, issuance of subordinated notes, a credit facility with JP Morgan and [syndicate banks] and sale of common shares.
      Issuance of Convertible Senior Subordinated Notes. In December 2003, Lions Gate Entertainment Inc. sold $60.0 million of 4.875% Notes that mature on December 15, 2010. We received $57.0 million of net proceeds, after paying placement agents’ fees. Offering expenses were $0.7 million. The 4.875% Notes are convertible, at the option of the holder, at any time before the close of business on the business day immediately preceding the maturity date of the 4.875% Notes, unless previously redeemed, into common shares of the Company at a conversion rate of 185.0944 shares per $1,000 principal amount of the 4.875% Notes, which is equal to a conversion price of approximately $5.40 per share. Lions Gate Entertainment Inc. may redeem the 4.875% Notes at its option on or after December 15, 2006 at 100% of their principal amount plus accrued and unpaid interest if the closing price of our common shares exceeds 175% of the conversion price then in effect for at least 20 trading days within a period of 30 consecutive trading days ending on the trading day before the date of notice of redemption.
      In October 2004, Lions Gate Entertainment Inc. sold the 2.9375% that mature on October 15, 2024. We received $146.0 million of net proceeds after paying placement agents’ fees. Offering expenses were $0.5 million. The 2.9375% Notes are convertible at the option of the holder, at any time prior to maturity, upon satisfaction of certain conversion contingencies, into common shares of the Company at a conversion rate of 86.9565 shares per $1,000 principal amount of the 2.9375% Notes, which is equal to a conversion price of approximately $11.50 per share, subject to adjustment upon certain events. From October 15, 2009 to October 14, 2010, Lions Gate Entertainment Inc. may redeem the 2.9375% Notes at 100.839%; from October 15, 2010 to October 14, 2011, Lions Gate Entertainment Inc. may redeem the 2.9375% Notes at 100.420%; and thereafter at 100%.
      In February 2005, Lions Gate Entertainment Inc. sold the 3.625% Notes that mature on March 15, 2025. We received $170.2 million of net proceeds after paying placement agents’ fees. Offering expenses were approximately $0.6 million. The 3.625% Notes are convertible at the option of the holder, at any time prior to maturity into common shares of the Company at a conversion rate of 70.0133 shares per $1,000 principal amount of the 3.625% Notes, which is equal to a conversion price of approximately $14.28 per share, subject to adjustment upon certain events. Lions Gate Entertainment Inc. may redeem the 3.625% Notes at its option on or after March 15, 2012 at 100% of their principal amount plus accrued and unpaid interest.
      Credit Facility. The Company entered into a $350 million credit facility in December 2003 consisting of a $200 million U.S. dollar-denominated revolving credit facility, a $15 million Canadian dollar-denominated revolving credit facility and a $135 million U.S. dollar-denominated term-loan. In anticipation of the proceeds from the 2.9375% Notes, the Company repaid $60 million of term loan with the revolving credit facility on September 30, 2004 and on October 4, 2004 used the proceeds from the 2.9375% Notes to partially repay the revolving credit facility. Therefore, on September 30, 2004, the term loan was reduced to $75 million and the credit facility to $290 million. On December 31, 2004, the Company repaid the term loan in full, thereby reducing the credit facility to $215 million at March 31, 2005. The repayment of the term loan resulted in the write-off of deferred financing fees of $3.4 million on the term loan portion of the credit facility which is recorded as interest expense. Effective March 31, 2005, the credit facility was amended to eliminate the $15 million Canadian dollar-denominated credit facility and increase the U.S. dollar denominated revolving credit facility by the same amount. At March 31, 2005, the Company had no borrowings (March 31, 2004 — $324.7 million) under the credit facility. The credit facility expires December 31, 2008 and bears interest at 2.75% over the Adjusted LIBOR or the Canadian Bankers Acceptance rate, or 1.75% over the U.S. or Canadian prime rates. The availability of funds under the credit facility is limited by the borrowing base, which is calculated on a monthly basis. The borrowing base assets at March 31, 2005 totaled $405.1 million

(March 31, 2004 — $390.9 million) and therefore the full $215 million is available under the credit facility at March 31, 2005. The Company is required to pay a monthly commitment fee of 0.50% per annum on the total credit facility of $215 million less the amount drawn. Right, title and interest in and to all personal property of Lions Gate Entertainment Corp. and Lions Gate Entertainment Inc. is being pledged as security for the credit facility. The credit facility is senior to the Company’s film obligations, subordinated notes and mortgages payable. The Company entered into a $100 million interest rate swap at an interest rate of 3.08%, commencing January 2003 and ending September 2005. The swap is in effect as long as three month LIBOR is less than 5.0%. Fair market value of the interest rate swap at March 31, 2005 is negative $0.1 million (March 31, 2004 — negative $2.3 million). Changes in the fair value representing a fair valuation gain on the interest rate swap during the year ended March 31, 2005 amount to $2.5 million (2004 — $0.8 million) and is included in the consolidated statements of operations. Our credit facility contains various covenants, including limitations on indebtedness, dividends, capital expenditures and overhead costs, and maintenance of certain financial ratios. There can be no assurances that we will remain in compliance with such covenants or other conditions under our credit facility in the future.
      Mortgages Payable. The studio facility subsidiary of the Company had mortgages payable at March 31, 2005 of $18.6 million (March 31, 2004 — $19.0 million) bearing interest at 5.62% to 7.51%. The subsidiary of the Company entered into a CDN$20 million interest rate swap at a fixed interest rate of 5.62%, commencing September 2003 and ending September 2008 as a condition of its loan which states the interest rates under the facility are to be fixed either by way of a fixed rate term loan or by way of an interest rate swap. The mortgages contain negative covenants, including a financial covenant that imposes performance requirements on the operations of the studio facility subsidiary of the Company. As at March 31, 2005, the subsidiary was not in compliance with the financial covenant to maintain a certain minimum debt service coverage ratio. The subsidiary has obtained a waiver from the lender that waives this covenant default as at March 31, 2005. As a result of this covenant default, no dividend, management fees, and any other shareholder payments will be made by the studio facility subsidiary of the Company until they are in compliance with the minimum debt service coverage ratio, unless prior written consent is obtained from the lender.
      Filmed Entertainment Backlog. Backlog represents the amount of future revenue not yet recorded from executed contracts for the licensing of films and television product for television exhibition and in international markets. Backlog at March 31, 2005 and at March 31, 2004 is approximately $100.3 million and $114.1 million, respectively. The decrease in backlog is due to significant international contracts at March 31, 2004 on titles including The Punisher, Godsend and The Prince and Me.
      Cash Flows Provided by/Used in Operating Activities. Cash flows provided by operating activities in the year ended March 31, 2005 were $95.5 million compared to cash flows used in operating activities in the year ended March 31, 2004 of $116.4 million and cash flows provided by operating activities of $17.5 million in the year ended March 31, 2003. In fiscal 2005, the Company increased net income compared to net losses in fiscal 2003 and 2002, resulting in an increase in cash flows provided by operating activities.
      Cash Flows Provided by/Used in Investing Activities. Cash flows used in investing activities of $1.3 million of the year ended March 31, 2005 includes cash received on the disposition of the assets and liabilities of Termite Art, a division of the television segment, less $2.5 million for purchases of property and equipment. Cash flows used in investing activities of $149.7 million in the year ended March 31, 2004 were primarily for the acquisition of Artisan consisting of $168.8 million purchase price less cash acquired of $19.9 million. Cash flows provided by investing activities of $4.8 million in the year ended March 31, 2003 were primarily due to $2.4 million received from Mandalay Pictures as distributions under a prior agreement and $4.2 million as proceeds from the sale of the Company’s investment in Mandalay Pictures.
      Cash Flows Provided by/Used in Financing Activities. Cash flows provided by financing activities in the year ended March 31, 2005 of $10.9 million were primarily cash flows from the issuance of common shares due to the exercise of stock options and warrants, and from the issuance of the 2.9375% and 3.625% Notes, offset by repayment of the credit facility. Cash flows provided by financing activities of $267.2 million in the year ended March 31, 2004 were primarily proceeds from the issuance of common shares and 4.875% Notes and an increase in funds from the credit facility, offset by payment for the repurchase of Series A preferred shares, payment of financing fees and net repayment of production loans and debt. Cash flows used in financing activities of $22.8 million in the year ended March 31, 2003 were primarily net repayment of bank loans and production loans.
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
      Our current financing strategy is to fund operations and to leverage investment in films and television programs through our cash flow from operations, our credit facility, single-purpose production financing, government incentive programs and distribution commitments. In addition, we may acquire businesses or assets, including individual films or libraries, that are complementary to our business. Such a transaction could be financed through our cash flow from operations, credit facilities, equity or debt financing.
      Future annual repayments on debt and other financing obligations, initially incurred for a term of more than one year, as of March 31, 2005 are as follows:

	Year Ended March 31,

	2006	2007	2008	2009	2010	Thereafter	Total

	(Amounts in thousands)
Bank loans	$1,162	$—	$—	$—	$—	$—	$1,162
Film obligations — Minimum guarantees initially incurred for a term of more than one year	24	5,620	12,437	—	—	—	18,081
Film obligations — Film productions	2,523	7,641	—	—	—	—	10,164
Subordinated notes	5,000	—	—	—	—	385,000	390,000
Mortgages payable	2,731	1,074	1,991	12,844	—	—	18,640

	$11,440	$14,335	$14,428	$12,844	$—	$385,000	$438,047

      Principal debt and other financing obligation repayments due during the year ending March 31, 2006 of $11.4 million consists of a $5.0 million promissory note due to Vialta Inc., assumed as part of the purchase of Artisan Entertainment, $2.7 million of mortgages on the studio facility, $2.5 million owed to film production entities on delivery of titles and $1.2 million owed under an operating line of credit available to Christal, an entity consolidated under FIN 46. Principal repayments due are expected to be paid through cash generated from operations or from the available borrowing capacity from our revolving credit facility with J.P. Morgan.

      Future commitments under contractual obligations by expected maturity date at March 31, 2005 are as follows:

	Year Ended March 31,

	2006	2007	2008	2009	2010	Thereafter	Total

	(Amounts in thousands)
Operating leases	$2,796	$2,243	$2,167	$479	$42	$—	$7,727
Employment and consulting contracts	13,496	6,610	1,717	—	—	—	21,823
Unconditional purchase obligations	53,517	13,888	1,100	1,000	—	—	69,505
Distribution and marketing commitments	13,005	20,000	—	—	—	—	33,005

	$82,814	$42,741	$4,984	$1,479	$42	$—	$132,060

      Unconditional purchase obligations relate to the purchase of film rights for future delivery, future film production and development obligations. Amounts due during the year ended March 31, 2006 of $82.8 million are expected to be paid through cash generated from operations or from the available borrowing capacity from our revolving credit facility with J.P. Morgan.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Currency and Interest Rate Risk Management
      Market risks relating to our operations result primarily from changes in interest rates and changes in foreign currency exchange rates. Our exposure to interest rate risk results from the financial debt instruments that arise from transactions entered into during the normal course of business. As part of our overall risk management program, we evaluate and manage our exposure to changes in interest rates and currency exchange risks on an ongoing basis. Hedges and derivative financial instruments will be used in the future in order to manage our interest rate and currency exposure. We have no intention of entering into financial derivative contracts, other than to hedge a specific financial risk.
      Currency Rate Risk. We incur certain operating and production costs in foreign currencies and are subject to market risks resulting from fluctuations in foreign currency exchange rates. Our principal currency exposure is between Canadian and U.S. dollars. The Company enters into forward foreign exchange contracts to hedge foreign currency exposures on future production expenses denominated in Canadian dollars. As of March 31, 2005, we had outstanding contracts to sell US$8.8 million in exchange for CDN$11.1 million over a period of twenty weeks at a weighted average exchange rate of CDN$1.2609. Changes in the fair value representing an unrealized fair value gain on foreign exchange contracts outstanding during the year ended March 31, 2005 amounted to $0.3 million and are included in accumulated other comprehensive income (loss), a separate component of shareholders’ equity. During the year ended March 31, 2005, we completed foreign exchange contracts denominated in Canadian dollars. The net gains resulting from the completed contracts were $0.8 million. These contracts are entered into with a major financial institution as counterparty. We are exposed to credit loss in the event of nonperformance by the counterparty, which is limited to the cost of replacing the contracts, at current market rates. We do not require collateral or other security to support these contracts.
      Interest Rate Risk. Our principal risk with respect to our debt is interest rate risk, to the extent not mitigated by interest rate swaps. We currently have minimal exposure to cash flow risk due to changes in market interest rates related to our outstanding debt and other financing obligations. Our credit facility has a nil balance at March 31, 2005 and any future balance up to $100 million will be mitigated by interest rate swaps. Debt and other financing obligations subject to variable interest rates include $1.2 million owed under an operating line of credit available to Christal, an entity consolidated under FIN 46 and $10.2 million owed to film production entities on delivery of titles.

      The Company entered into a $100 million interest rate swap at an interest rate of 3.08%, commencing January 2003 and ending September 2005. The swap is in effect as long as three month LIBOR is less than 5.0%. During the year ended March 31, 2005, the Company recorded interest expense of $1.3 million (2004 — $1.9 million) associated with the interest swap agreement. Fair value of the interest rate swap at March 31, 2005 is $0.1 million (March 31, 2004 — negative $2.3 million). Changes in the fair value representing a fair valuation gain on the interest rate swap during the year ended March 31, 2005 amount to $2.5 million (2004 — $0.8 million) and is included in the consolidated statements of operations. This contract is entered into with a major financial institution as counterparty. The Company is exposed to credit loss in the event of nonperformance by the counterparty, which is limited to the cost of replacing the contract, at current market rates. The Company does not require collateral or other security to support this contract.
      A subsidiary of the Company entered into a CDN$20 million interest rate swap at a fixed interest rate of 5.62%, commencing September 2003 and ending September 2008. The subsidiary entered into the interest rate swap as a condition of its loan which states the interest rates under the facility are to be fixed either by way of a fixed rate term loan or by way of an interest rate swap. During the year ended March 31, 2005, the subsidiary recorded interest expense of $1.3 million (2004 — $1.0 million), including amounts incurred under the interest rate swap, that approximates the amount they would have paid if they had entered into a fixed rate loan agreement. Fair value of the interest rate swap at March 31, 2005 is negative $0.3 million (2004 — negative $0.6 million). Change in the fair value representing a fair valuation gain on the interest rate swap during the year ended March 31, 2005 amount to $0.3 million (2004 — loss of $0.6 million) and is included in the consolidated statements of operations. This contract is entered into with a major financial institution as counterparty. The subsidiary is exposed to credit loss in the event of nonperformance by the counterparty, which is limited to the cost of replacing the contract, at current market rates.
      The table below presents repayments and related weighted average interest rates for our interest-bearing debt and other obligations at March 31, 2005.

	Year Ended March 31,

	2006	2007	2008	2009	2010	Thereafter	Total

	(Amounts in thousands)
Bank loans:
Variable(1)	$—	$—	$—	$—	$—	$—	$—
Variable(2)	1,162	—	—	—	—	—	1,162
Film obligations — Film productions:
Variable(3)	2,523	7,641	—	—	—	—	10,164
Subordinated notes:
Fixed(4)	—	—	—	—	—	60,000	60,000
Fixed(5)	—	—	—	—	—	150,000	150,000
Fixed(6)	5,000	—	—	—	—	—	5,000
Fixed(7)	—	—	—	—	—	175,000	175,000
Mortgages payable:
Fixed(8)	2,731	1,074	1,991	12,844	—	—	18,640

	$11,416	$8,715	$1,991	$12,844	$—	$385,000	$419,966

(1)	Revolving credit facility, which expires December 31, 2008. At March 31, 2005, the Company had no borrowings under this facility. The Company entered into a $100 million interest rate swap at an interest rate of 3.08%, commencing January 2003 and ending September 2005.

(2)	Operating line of credit available to a variable interest entity. Variable interest rate at March 31, 2005 of Canadian prime plus 0.50%.

(3)	Amounts owed to film production entities on delivery of titles. The film production entities incurred average variable interest rates at March 31, 2005 of U.S. prime minus 0.11%.

(4)	4.875% Notes with fixed interest rate equal to 4.875%.

(5)	2.9375% Notes with fixed interest rate equal to 2.9375%.

(6)	Promissory notes with fixed interest rate equal to 7.5%.

(7)	3.625% Notes with fixed interest rate equal to 3.625%.

(8)	Mortgages payable on studio facility. Fixed interest rate equal to 5.62%.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
      The Auditors’ Report and our Consolidated Financial Statements and Notes thereto appear in a separate section of this report (beginning on page F-1 following Part IV). The index to our Consolidated Financial Statements is included in Item 15.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
      Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures
      We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We periodically review the design and effectiveness of our disclosure controls and internal control over financial reporting. We make modifications to improve the design and effectiveness of our disclosure controls and internal control structure, and may take other corrective action, if our reviews identify a need for such modifications or actions.
      A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of misstatements due to error or fraud, if any, within the company have been detected.
      As of March 31, 2005, the end of the period covered by this report, the Company had carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures. Based on that evaluation and as a result of the material weaknesses discussed below under “Management’s Report on Internal Control Over Financial Reporting,” our Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures were ineffective.
      We believe our financial statements fairly present, in all material respects, our financial position, results of operations and cash flows in our annual report on Form 10-K. The unqualified opinion of our independent registered public accounting firm on our financial statements is in included in Part IV, Item 15 of this Form 10-K.
Internal Control Over Financial Reporting

Management’s Annual Report on Internal Control Over Financial Reporting
      Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that (a) transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and (b) that our receipts and expenditures are being recorded and made only in accordance with management’s authorizations; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
      A material weakness is a control deficiency, as defined in Public Company Accounting Oversight Board’s Auditing Standard No. 2, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected by Company personnel in the normal course of performing their assigned functions.
      Our management has made an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2005. Management based its assessment on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
      Based on this assessment, our management has identified certain deficiencies in our internal control over financial reporting, which we believe are material weaknesses in internal control over financial reporting as of March 31, 2005.
      We have identified that we lack procedures and controls that are comprehensive enough to reduce the likelihood of a material misstatement to remote in the following areas (each of which we discuss below):

•	Calculating participations expense and related liabilities for financial reporting purposes

•	Calculating amortization of investment in film and television programs

•	Monitoring certain charges billed to us by our outsourced home entertainment distribution service provider

•	Financial statement close process
      Notwithstanding these material weaknesses there were no restatements of any previously issued financial statements of the Company as a result of these identified control deficiencies.
      In addition, the actions we are taking to remediate these issues are discussed in “Changes in Internal Control” below.

•	Calculating participations expense and related liabilities for financial reporting purposes
        Participations expenses and related liabilities are the amounts we owe to certain parties involved with a particular film based on the financial performance of the film. For financial reporting purposes, we report participations expense under the guidance provided by the AICPA’s Statement of Position No. 00-2, which is significantly different than participant reporting. Participant reporting is based on individual contracts which generally require reporting on a modified cash rather than accrual basis.
        The process of determining our participations expense and related liabilities for financial reporting purposes involves detailed calculations and analysis, a portion of which is subject to an estimation process. We perform detailed analysis to estimate these charges on a quarterly basis; however, certain amounts were miscalculated. These miscalculations were detected, either by management or our independent auditors, and adjusted for, during our financial statement close process.
        Our participations expense for financial reporting purposes amounted to approximately $130 million for the year ended March 31, 2005 and is included in direct operating expenses in our consolidated statement of operations.

•	Calculating amortization of investment in film and television programs
        The process of determining our film investment amortization expense involves detailed calculations and analysis.
        We have a detailed methodology for determining film amortization; however, we have made mistakes in the use of source data used in the calculations and in the calculations themselves that management or our independent auditors have discovered during the financial statement close process.
        Our film and television programs amortization expense amounted to approximately $213 million for the year ended March 31, 2005 and is included in direct operating expenses in our consolidated statement of operations.

•	Monitoring certain charges billed to us by our outsourced home entertainment distribution service provider
        We have lacked a rigorous monitoring process over certain distribution and marketing charges billed to us by one of our outsourced distribution service providers and we have recorded amounts billed to us without significant enough validation to ensure the information is complete and accurate. These distribution and marketing costs represented less than 5% of total distribution and marketing expense as reported in our consolidated statement of operations for the year ended March 31, 2005.

•	Financial statement close process
        A significant amount of accounting activity occurs when we close our books and analyze our accounts at each quarter-end and year-end reporting period. Much of this activity is subject to manual, non-routine or estimation processes. Our limited number of accounting personnel involved in the period-end close process has resulted in certain accounts not being fully analyzed on a timely basis, which has required adjustments to account balances.
      Due to the material weaknesses described above, management must conclude that we did not maintain effective internal control over financial reporting as of March 31, 2005.
      Our independent registered public accounting firm, Ernst & Young, LLP, audited management’s assessment of the effectiveness of the Company’s internal control over financial reporting and issued an attestation report thereon, which is included below under the heading “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting”.

Changes in Internal Control Over Financial Reporting
      Management has been aggressively addressing the material weaknesses noted above and is committed to effectively remediating known weaknesses as expeditiously as possible. Actions management has taken or plans to take are set forth below:

•	Calculating participations expense and related liability:

•	we redesigned the methodology used for calculating the liability to allow for more direct comparisons to the participation statements;

•	we assigned an employee and hired an additional accountant within the participations accounting group to focus on these calculations and allow for additional review of the analysis;

•	we developed a detailed control checklist to check that the calculations use appropriate assumptions, are based on correct data and are functioning appropriately;

•	we are providing further training to the recently allocated personnel;

•	we continue to refine the procedures and controls, and are developing additional detective controls and designing controls over the accuracy of the source data used in the calculations.

•	Calculating amortization of our investment in film and television programs:

•	we hired an additional accountant in our film accounting group;

•	we implemented additional review procedures;

•	we are developing additional controls to further ensure the accuracy of source data used in our calculations; and

•	we are evaluating the design of the application performing the calculations and will make improvements or replace the application as appropriate.

•	Monitoring certain charges billed to us by our outsourced home entertainment distribution service provider:

•	we hired an additional accountant within our home entertainment operations group;

•	we established procedures and controls for analyzing information and determining the amounts to record; and

•	we are developing additional validation controls.

•	Financial statement close process:

•	we have continued to enhance our closing checklist and timeline which assigns specific accounts and procedures to individuals and requires others to review such account analysis as part of the close;

•	we have hired an additional accounting manager to prepare and review account analyses and we plan to hire additional qualified resources;

•	we continue to evaluate and improve our processes for analyzing accounts and are designing controls over specific closing steps via implementation of specific control checklists;

•	we created an internal audit function; and

•	we are improving our controls and processes associated with our computer applications and data files.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of
Lions Gate Entertainment Corp.
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Lions Gate Entertainment Corp. did not maintain effective internal control over financial reporting as of March 31, 2005, because of the effect of material weaknesses in internal controls over calculating participations expense and related liabilities; calculating amortization of investment in films and television programs, monitoring certain charges billed by an outsourced service provider and the financial statement close process, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Lions Gate Entertainment Corp.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of Lions Gate Entertainment Corp.’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment:

i. Control deficiencies with respect to calculating participation expense and related liabilities;

ii. Control deficiencies related to calculating amortization of investment in films and television programs, including errors in data input used in the calculations;

iii. Control deficiencies related to Lions Gate Entertainment Corp.’s home entertainment division’s monitoring of certain costs billed by an outsourced service provider. Lions Gate Entertainment Corp. has lacked a rigorous monitoring process over certain distribution and marketing charges billed to them by an outsourced distribution service provider;

iv. Control deficiencies relating to Lions Gate Entertainment Corp.’s financial statement close process. The limited number of accounting personnel involved in the close process has resulted in certain accounts not being fully analyzed on a timely basis, which has required the Company to record post-closing adjustments.
      These material weaknesses resulted in adjustments to certain accounts in the Company’s 2005 financial statements, including participations expense and related accruals, investment in films and television programs, direct operating costs, accounts payable and accrued liabilities and distribution and marketing costs.
      These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the March 31, 2005 financial statements, and this report does not affect our report dated June 29, 2005 on those financial statements.
      In our opinion, management’s assessment that Lions Gate Entertainment Corp. did not maintain effective internal control over financial reporting as of March 31, 2005, is fairly stated, in all material respects, based on the COSO control criteria. Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Lions Gate Entertainment Corp. has not maintained effective internal control over financial reporting as of March 31, 2005, based on the COSO control criteria.

/s/ ERNST & YOUNG LLP
Los Angeles, California
June 29, 2005

ITEM 9B.	OTHER INFORMATION
      On June 27, 2005, Jon Feltheimer and Michael Burns were each awarded as performance bonuses a) $600,000 and b) 70,000 common shares that vest in two equal annual installments beginning on the first anniversary of the grant, provided that if the term of either Mr. Feltheimer’s or Mr. Burns’ employment agreement ends prior to the vesting period for the second 12 month period, then the second 50% of such restricted common shares shall vest within 6 months of the termination of the term of such employment agreement.
      On June 28, 2005, we executed an amendment to our credit agreement with JP Morgan and the other lenders that are parties thereto. This Amendment No. 6: (1) allows the Company to invest in marketable securities; (2) increases by $400,000 the permissible ceiling for us to retire the AFI certificates; (3) increases our permissible overhead expense for fiscal 2005 by $5,000,000; (4) increases acceptable debt limits of certain of our acceptable debtors; and (5) adds an acceptable domestic account debtor.
PART III
Corporate Governance
      The Company’s Corporate Governance Guidelines are also available on the Company’s website at www.lgf.com. You may obtain a copy of the Company’s Corporate Governance Guidelines without charge through the Company’s corporate headquarters.
      The Company has filed with the Securities and Exchange Commission its exhibits to Form 10-K, which include the Chief Executive Officer and Chief Financial Officer certifications required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. The Company has also filed with the NYSE the annual certification of its Chief Executive Officer for fiscal 2004, confirming that the Company was in compliance with NYSE corporate governance listing standards then applicable to the Company during the transition period to NYSE corporate governance listing standards.

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
      The information relating to directors required by this item will be contained under the captions “Information Regarding the Board of Directors and Committees of the Board of Directors” in the Proxy Statement, and such information is incorporated herein by reference.
      The information relating to executive officers required by this item is included herein in Part I under the caption “Management.”
      The information required pursuant to Item 405 of Regulation S-K will be contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement, and such information is incorporated herein by reference.
      The information required pursuant to Item 406 of Regulation S-K will be contained under the caption “Code of Ethics” in the Proxy Statement, and such information is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION.
      The information required by this item will be contained under the captions “Executive Compensation” and “Employment Contracts, Termination of Employment and Change-in-Control Arrangements” in the Proxy Statement, and such information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.
      The information required by this item will be contained under the captions “Executive Compensation” and “Equity Compensation Plan Information for Fiscal 2005” in the Proxy Statement, and such information is incorporated herein by reference.

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
PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
      (a) The following documents are filed as part of this report:

1. Financial Statements

The financial statements listed on the accompanying Index to Financial Statements are filed as part of this report at pages F-1 to F-47.

2. Financial Statement Schedules

Financial statement schedules are omitted because the required information is not applicable, or because the information required is included in the consolidated financial statements and notes thereto.

3. Exhibits

The exhibits listed on the accompanying Index to Exhibits are filed as part of this report.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 29, 2005.

LIONS GATE ENTERTAINMENT CORP.

By:	/s/ James Keegan

James Keegan
Chief Financial Officer
DATE: June 29, 2005
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

Signature	Title	Date

/s/ Mark Amin Mark Amin	Vice Chairman of the Board of Directors	June 29, 2005

/s/ Normal Bacal Normal Bacal	Director	June 29, 2005

/s/ Michael Burns Michael Burns	Director	June 29, 2005

/s/ Drew Craig Drew Craig	Director	June 29, 2005

/s/ Arthur Evrensel Arthur Evrensel	Director	June 29, 2005

/s/ Jon Feltheimer Jon Feltheimer	Chief Executive Officer (Principal Executive Officer) and Director	June 29, 2005

/s/ James Keegan James Keegan	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	June 29, 2005

Signature	Title	Date

/s/ Morley Koffman Morley Koffman	Director	June 29, 2005

/s/ André Link André Link	Director	June 29, 2005

/s/ G. Scott Paterson G. Scott Paterson	Director	June 29, 2005

/s/ Daryl Simm Daryl Simm	Director	June 29, 2005

/s/ Harry Sloan Harry Sloan	Chairman of the Board of Directors	June 29, 2005

/s/ Brian V. Tobin Brian V. Tobin	Director	June 29, 2005

INDEX TO EXHIBITS

Exhibit
Number		Description of Documents

2	.1(1)	Merger Agreement by and among Lions Gate Entertainment Corp., LGF Acquisition Corp. and Films Holding Co., dated as of October 24, 2003 (Lions Gate agrees to furnish supplementally a copy of the Schedules to the commission upon request).
3.1		Articles

3.2		Notice of Articles

3.3		Vertical Short Form Amalgamation Application

3.4		Certificate of Amalgamation

4	.1(2)	Indenture dated as of December 3, 2003 among Lions Gate Entertainment Inc., Lions Gate Entertainment Corp. and J.P. Morgan Trust Company, National Association

4	.2(2)	Form of 4.875% Convertible Senior Subordinated Notes Due 2010

4	.3(2)	Form of Guaranty of 4.875% Convertible Subordinated Notes Due 2010

4	.4(3)	Indenture dated as of October 4, 2004 among Lions Gate Entertainment Inc., Lions Gate Entertainment Corp. and J.P. Morgan Trust Company, National Association

4	.5(3)	Form of 2.9375% Convertible Senior Subordinated Notes due 2024

4	.6(3)	Form of Guaranty of 2.9375% Convertible Senior Subordinated Notes due 2024

4	.7(4)	Indenture dated as of February 24, 2005 among Lions Gate Entertainment Inc., Lions Gate Entertainment Corp. and J.P. Morgan Trust Company, National Association

4	.8(4)	Form of 3.625% Convertible Senior Subordinated Notes due 2025

4	.9(4)	Form of Guaranty of 3.625% Convertible Senior Subordinated Notes due 2025

10	.1(5)	Amended Employees’ and Directors’ Equity Incentive Plan

10	.2(6)	Form of Incentive Plan Stock Option Agreement

10	.3(7)	Registration Rights Agreement by and among the company, Mark Amin and Reza Amin, dated as of June 6, 2000

10	.4(8)	Employment Agreement between the company and Mark Amin, dated June 6, 2000

10	.5(8)	Amendment to Employment Agreement between the company and Mark Amin

10.6		Director Compensation Summary

10	.7(9)	Employment Agreement between the company and Jon Feltheimer, dated August 15, 2003

10	.8(10)	Employment Agreement between the company and Steve Beeks for employment by Lions Gate Entertainment Inc., dated December 15, 2003

10	.9(9)	Employment Agreement between the company and Michael Burns, dated September 1, 2003

10	.10(9)	Assignment of Employment Agreement, dated June 5, 2003

10.11		Employment Agreement between Lions Gate Films Inc. and all of its subsidiaries and parents and Wayne Levin, dated August 28, 2003

10	.12(9)	Amended and Restated Credit, Security, Guaranty and Pledge Agreement, dated as of December 15, 2003 among Lions Gate Entertainment Corp., Lions Gate Entertainment Inc., the Guarantors referred to therein, the Lenders referred to therein, JP Morgan Chase Bank, JP Morgan Chase Bank (Toronto Branch), Fleet National Bank and BNP Paribas, dated as of December 15, 2003

10	.13(2)	Amendment No. 1 to the Company’s Amended and Restated Credit, Security, Guaranty and Pledge Agreement, dated as of June 15, 2004, by and among Lions Gate Entertainment Corp., Lions Gate Entertainment Inc., the Guarantors referred to therein, the Lenders referred to therein, JP Morgan Chase Bank, JP Morgan Chase Bank (Toronto Branch), Fleet National Bank and BNP Paribas, dated as of December 15, 2003

Exhibit
Number		Description of Documents

10	.14(3)	Amendment No. 2 to the Amended and Restated Credit, Security, Guaranty and Pledge Agreement, dated as of September 22, 2004, by and among Lions Gate Entertainment Corp., Lions Gate Entertainment Inc., the Guarantors referred to therein, the Lenders referred to therein, JP Morgan Chase Bank, JP Morgan Chase Bank (Toronto Branch), Fleet National Bank and BNP Paribas, dated as of December 15, 2003

10	.15(11)	Amendment No. 3 to the Amended and Restated Credit, Security, Guaranty and Pledge Agreement, dated as of December 31, 2004, by and among Lions Gate Entertainment Corp., Lions Gate Entertainment Inc., the Guarantors referred to therein, the Lenders referred to therein, JP Morgan Chase Bank, JP Morgan Chase Bank (Toronto Branch), Fleet National Bank and BNP Paribas, dated as of December 15, 2003

10	.16(11)	Amendment No. 4 to the Amended and Restated Credit, Security, Guaranty and Pledge Agreement, dated as of February 15, 2005, by and among Lions Gate Entertainment Corp., Lions Gate Entertainment Inc., the Guarantors referred to therein, the Lenders referred to therein, JP Morgan Chase Bank, National Association, JP Morgan Chase Bank, National Association (Toronto Branch), Fleet National Bank and BNP Paribas, dated as of December 15, 2003

10	.17(12)	Amendment No. 5 to the Amended and Restated Credit, Security, Guaranty and Pledge Agreement, dated as of March 31, 2005, by and among Lions Gate Entertainment Corp., Lions Gate Entertainment Inc., the Guarantors referred to therein, the Lenders referred to therein, JP Morgan Chase Bank, National Association, JP Morgan Chase Bank, National Association (Toronto Branch), Fleet National Bank and BNP Paribas, dated as of December 15, 2003

10	.18(13)	2004 Performance Incentive Plan

10.19		Form of 2004 Performance Incentive Plan Nonqualified Stock Option Agreement

10.20		Amendment to January 5, 2000 Incentive Plan Stock Option Agreement between the company and Michael Burns, dated December 11, 2001

10.21		Amendment to January 5, 2000 Incentive Plan Stock Option Agreement between the company and Jon Feltheimer, dated December 11, 2001

10.22		Share Appreciation Rights Award Agreement between the company and Steve Beeks, dated February 2, 2004

10.23		Clarification of Stock Appreciation Rights Award Letter for Steve Beeks, dated November 18, 2004

10.24		Amendment No. 6 to the Amended and Restated Credit, Security, Guaranty and Pledge Agreement, dated as of June 21, 2005, by and among Lions Gate Entertainment Corp., Lions Gate Entertainment Inc., the Guarantors referred to therein, the Lenders referred to therein, JP Morgan Chase Bank, National Association, JP Morgan Chase Bank, National Association (Toronto Branch), Fleet National Bank and BNP Paribas, dated as of December 15, 2003

21.1		Subsidiaries of the Company

23.1		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

24.1		Power of Attorney (Contained on Signature Page)

31.1		Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2		Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1		Certification of CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the company’s Current Report on Form 8-K as filed on December 30, 2003 (File No. 1-14880)

(2)	Incorporated by reference to the company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004 (File No. 1-14880).

(3)	Incorporated by reference to the company’s Current Report on Form 8-K as filed on October 4, 2004 (File No. 1-14880).

(4)	Incorporated by reference to the company’s Current Report on Form 8-K as filed on February 25, 2005 (File No. 1-14880).

(5)	Incorporated by reference to the company’s Definitive Proxy Statement dated August 13, 2001 (File No. 1-14880).

(6)	Incorporated by reference to the company’s Registration Statement on Form S-2 under the Securities Act of 1933 dated April 30, 2003 (File No. 333-104836).

(7)	Incorporated by reference to the company’s Registration Statement on Form F-4 under the Securities Act of 1933 dated August 18, 2000 (File No. 333-12406).

(8)	Incorporated by reference to the company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2003 as filed on June 30, 2003 (File No. 1-14880).

(9)	Incorporated by reference to the company’s Quarterly Report on Form 10-Q for the period ended December 31, 2003 (File No. 1-14880).

(10)	Incorporated by reference to the company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004 as filed on June 29, 2004 (File No. 1-14880).

(11)	Incorporated by reference to the company’s Current Report on Form 8-K as filed on February 22, 2005 (File No. 1-14880).

(12)	Incorporated by reference to the company’s Current Report on Form 8-K as filed on April 14, 2005 (File No. 1-14880).

(13)	Incorporated by reference to Amendment No. 1 to the company’s Definitive Proxy Statement dated August 13, 2004 (File No. 1-14880).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of
Lions Gate Entertainment Corp.
We have audited the accompanying consolidated balance sheets of Lions Gate Entertainment Corp. as of March 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lions Gate Entertainment Corp. at March 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2005, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Lions Gate Entertainment Corp.’s internal control over financial reporting as of March 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 29, 2005 expressed an unqualified opinion on management’s assessment and an adverse opinion on the effectiveness of internal control over financial reporting thereon.

/s/ ERNST & YOUNG LLP
Los Angeles, California
June 29, 2005

LIONS GATE ENTERTAINMENT CORP.
CONSOLIDATED BALANCE SHEETS

	March 31,	March 31,
	2005	2004

	(Amounts in thousands,
	except share amounts)
ASSETS
Cash and cash equivalents	$112,839	$7,089
Restricted cash	2,913	—
Accounts receivable, net of reserve for video returns of $58,449 (2004 — $46,985) and provision for doubtful accounts of $6,102 (2004 — $11,702)	150,019	129,245
Investment in films and television programs	367,376	406,170
Property and equipment	30,842	29,661
Goodwill	161,182	166,804
Other assets	29,458	23,714

	$854,629	$762,683

LIABILITIES
Bank loans	$1,162	$326,174
Accounts payable and accrued liabilities	134,200	129,724
Film obligations	130,770	114,068
Subordinated notes	390,000	65,000
Mortgages payable	18,640	19,041
Deferred revenue	62,459	38,932
Minority interests	259	135

	737,490	693,074
Commitments and Contingencies

SHAREHOLDERS’ EQUITY
Common shares, no par value, 500,000,000 shares authorized, 101,843,708 at March 31, 2005 and 93,615,896 shares at March 31, 2004 issued and outstanding	305,662	280,501
Series B preferred shares (10 shares issued and outstanding)	—	—
Accumulated deficit	(183,226)	(203,507)
Accumulated other comprehensive loss	(5,297)	(7,385)

	117,139	69,609

	$854,629	$762,683

See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended	Year Ended
	March 31,	March 31,	March 31,
	2005	2004	2003

	(Amounts in thousands,
	except per share amounts)
Revenues	$842,586	$375,910	$264,914
Expenses:
Direct operating	355,922	181,298	133,922
Distribution and marketing	364,281	207,045	87,403
General and administration	69,460	42,826	29,267
Severance and relocation costs	—	5,575	—
Write-down of other assets	—	11,686	—
Depreciation	3,159	3,198	1,846

Total expenses	792,822	451,628	252,438

Operating income (loss)	49,764	(75,718)	12,476

Other expenses (income):
Interest	23,140	14,042	8,934
Interest rate swaps mark-to-market	(2,752)	(206)	3,163
Other income	(159)	—	—
Minority interests	107	—	—

Total other expenses, net	20,336	13,836	12,097

Income (loss) before items related to equity method investees and income taxes	29,428	(89,554)	379
Gain on sale of equity interests	—	—	(2,131)
Equity interests	200	2,169	2,112

Income (loss) before income taxes	29,228	(91,723)	398
Income tax provision	8,947	373	1,821

Net income (loss)	20,281	(92,096)	(1,423)
Modification of warrants	—	(2,031)	—
Dividends on Series A preferred shares	—	(387)	(1,584)
Accretion and amortization on Series A preferred shares	—	(643)	(1,383)

Net income (loss) available to common shareholders	$20,281	$(95,157)	$(4,390)

Income (loss) per common share:
Basic income (loss) per common share	$0.21	$(1.35)	$(0.10)

Diluted income (loss) per common share	$0.20	$(1.35)	$(0.10)

Weighted average number of common shares outstanding:
Basic	97,610	70,656	43,232
Diluted	103,375	70,656	43,232
See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

			Series B				Accumulated
	Common Shares		Preferred Shares			Comprehensive	Other
					Accumulated	Income	Comprehensive
	Number	Amount	Number	Amount	Deficit	(Loss)	Loss	Total

	(Amounts in thousands, except share amounts)
Balance at March 31, 2002	43,231,921	$159,549	10	$—	$(103,960)		$(7,856)	$47,733
Dividends on Series A preferred shares					(1,584)			(1,584)
Accretion and amortization on Series A preferred shares					(1,383)			(1,383)
Comprehensive income (loss):
Net loss					(1,423)	$(1,423)		(1,423)
Foreign currency translation adjustments						62	62	62
Unrealized gain on securities						227	227	227

Comprehensive loss						$(1,134)		—

Balance at March 31, 2003	43,231,921	$159,549	10	$—	$(108,350)		$(7,567)	$43,632
Issuance of common shares	44,951,056	103,176						103,176
Exercise of stock options	955,562	2,609						2,609
Exercise of warrants	275,400	1,377						1,377
Modification of stock options	—	1,740						1,740
Modification of warrants	—	2,031			(2,031)			—
Redemption of Series A preferred shares	—	566						566
Conversion of Series A preferred shares	4,201,957	9,453						9,453
Dividends on Series A preferred shares					(387)			(387)
Accretion and amortization on Series A preferred shares					(643)			(643)
Comprehensive income (loss):
Net loss					(92,096)	$(92,096)		(92,096)
Foreign currency translation adjustments						(440)	(440)	(440)
Unrealized gain on foreign exchange contracts						622	622	622

Comprehensive loss						$(91,914)		—

Balance at March 31, 2004	93,615,896	$280,501	10	$—	$(203,507)		$(7,385)	$69,609
Exercise of stock options	4,991,141	13,871						13,871
Exercise of warrants	3,220,867	10,842						10,842
Issuance to directors for services	15,804	137						137
Modification of stock options	—	311						311
Comprehensive income (loss):
Net income					20,281	$20,281		20,281
Foreign currency translation adjustments						2,374	2,374	2,374
Net unrealized loss on foreign exchange contracts						(286)	(286)	(286)

Comprehensive income						$22,369		—

Balance at March 31, 2005	101,843,708	$305,662	10	$—	$(183,226)		$(5,297)	$117,139

See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended	Year Ended
	March 31,	March 31,	March 31,
	2005	2004	2003

	(Amounts in thousands)
OPERATING ACTIVITIES:
Net income (loss)	$20,281	$(92,096)	$(1,423)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation of property and equipment	3,159	3,198	1,846
Amortization and write-off of deferred financing costs	6,945	4,073	1,572
Amortization of films and television programs	213,346	136,082	106,435
Amortization of intangible assets	2,192	—	—
Non-cash stock-based compensation	448	1,740	—
Deferred income taxes	6,283	—	—
Relocation costs	—	2,131	—
Write-down of other assets	—	11,686	—
Interest rate swaps mark-to-market	(2,752)	(206)	3,163
Gain on disposition of assets	(666)	—	—
Minority interests	107	—	—
Gain on sale of equity interests	—	—	(2,131)
Equity interests	200	2,169	2,112
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Increase in restricted cash	(2,913)	—	—
Accounts receivable, net	(21,284)	(17,249)	19,465
Increase in investment in films and television programs	(171,272)	(192,098)	(128,640)
Other assets	(2,395)	6,913	(7,765)
Accounts payable and accrued liabilities	4,335	12,170	(7,297)
Film obligations	15,594	1,818	26,015
Deferred revenue	23,888	3,258	4,138

NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	95,496	(116,411)	17,490

INVESTING ACTIVITIES:
Cash received from disposition of assets, net	1,172	—	—
Cash received from investment in Mandalay Pictures, LLC	—	—	6,634
Acquisition of Artisan Entertainment Inc., net of cash acquired	—	(148,870)	—
Purchases of property and equipment	(2,484)	(860)	(1,794)

NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	(1,312)	(149,730)	4,840

FINANCING ACTIVITIES:
Issuance of common shares	24,713	107,162	—
Redemption of Series A preferred shares	—	(18,090)	—
Dividends paid on Series A preferred shares	—	(387)	(1,584)
Financing fees	(1,612)	(11,402)	(166)
Increase in subordinated notes, net of issue costs	314,822	56,347	—
Increase (decrease) in bank loans	(325,111)	143,033	(16,069)
Proceeds from production loans	—	505	9,564
Repayment of production loans	—	(1,778)	(13,782)
Proceeds from mortgages payable	—	16,148	3,742
Repayment of mortgages payable	(1,894)	(24,367)	(4,553)

NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	10,918	267,171	(22,848)

NET CHANGE IN CASH AND CASH EQUIVALENTS	105,102	1,030	(518)
FOREIGN EXCHANGE EFFECT ON CASH	648	(792)	859
CASH AND CASH EQUIVALENTS — BEGINNING OF YEAR	7,089	6,851	6,510

CASH AND CASH EQUIVALENTS — END OF YEAR	$112,839	$7,089	$6,851

See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Operations
      Lions Gate Entertainment Corp. (“the Company” or “Lions Gate”) is a fully integrated entertainment company engaged in the development, production and distribution of feature films, television series, television movies and mini-series, non-fiction programming and animated programming. As an independent distribution company, the Company also acquires distribution rights from a wide variety of studios, production companies and independent producers.
      On December 15, 2003, the Company acquired Film Holdings Co., the parent company of Artisan Entertainment Inc. (“Artisan”) as described in note 13. The acquisition is included in the consolidated balance sheet and all operating results and cash flows have been included in the consolidated statements of operations and cash flows from the acquisition date.

2.	Significant Accounting Policies

(a)	Generally Accepted Accounting Principles
      These consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) which conforms, in all material respects, with the accounting principles generally accepted in Canada (“Canadian GAAP”), except as described in note 21. The Canadian dollar and the U.S. dollar are the functional currencies of the Company’s Canadian and U.S. based businesses, respectively.
      On March 29, 2004, the new British Columbia Business Corporations Act came into force, which allows the Company to prepare its financial statements either under Canadian or U.S. GAAP. The Company elected to prepare financial statements under U.S. GAAP commencing April 1, 2004. Prior to April 1, 2004, the Company’s consolidated financial statements were prepared under Canadian GAAP. Amounts presented in these consolidated financial statements for periods prior to April 1, 2004 have been converted to U.S. GAAP. The Company must disclose and quantify material differences with Canadian GAAP in its interim and annual financial statements through March 31, 2006

(b)	Principles of Consolidation
      The accompanying consolidated financial statements of the Company include the accounts of Lions Gate and all of its majority-owned and controlled subsidiaries, with a provision for minority interests. The Company reviews its relationships with other entities to identify whether it is the primary beneficiary of a variable interest entity (“VIE”). If the determination is made that the Company is the primary beneficiary, then the entity is consolidated in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities”. FIN 46 is effective for periods ending after March 15, 2004.
      Investments in which the Company exercises significant influence, but does not control, are accounted for using the equity method of accounting. Investments in which there is no significant influence are accounted for using the cost method of accounting.
      All significant intercompany balances and transactions have been eliminated on consolidation.

(c)	Revenue Recognition
      Revenue from the sale or licensing of films and television programs is recognized upon meeting all recognition requirements of Statement of Position (SoP) 00-2 “Accounting by Producers or Distributors of Films”. Revenue from the theatrical release of feature films is recognized at the time of exhibition based on the Company’s participation in box office receipts. Revenue from the sale of videocassettes and digital video disks (“DVDs”) in the retail market, net of an allowance for estimated returns and other allowances, is

LIONS GATE ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
recognized on the later of shipment to the customer or “street date” (when it is available for sale by the customer). Under revenue sharing arrangements, rental revenue is recognized when the Company is entitled to receipts and such receipts are determinable. Revenues from television licensing are recognized when the feature film or television program is available to the licensee for telecast. For television licenses that include separate availability “windows” during the license period, revenue is allocated over the “windows”. Revenue from sales to international territories are recognized when access to the feature film or television program has been granted or delivery has occurred, as required under the sales contract, and the right to exploit the feature film or television program has commenced. For multiple media rights contracts with a fee for a single film or television program where the contract provides for media holdbacks, the fee is allocated to the various media based on management’s assessment of the relative fair value of the rights to exploit each media and is recognized as each holdback is released. For multiple-title contracts with a fee, the fee is allocated on a title-by-title basis, based on management’s assessment of the relative fair value of each title.
      Rental revenue from short-term operating leases of studio facilities is recognized over the term of the lease.
      Shipping and handling costs are included under distribution and marketing expenses in the consolidated statements of operations.
      Cash payments received are recorded as deferred revenue until all the conditions of revenue recognition have been met. Long-term, non-interest bearing receivables are discounted to present value. At March 31, 2005, $17.0 million of accounts receivable mature beyond one year. The accounts receivable mature as follows: $7.0 million in fiscal 2007, $5.6 million in fiscal 2008, $2.5 million in fiscal 2009 and $1.9 million in fiscal 2010.

(d)	Cash and Cash Equivalents
      Cash and cash equivalents include cash and highly liquid debt investments with original maturities of ninety days or less when purchased, which are carried at the lower of cost and fair market value.

(e)	Restricted Cash
      Restricted cash represents an amount on deposit with a financial institution that is contractually designated for theatrical marketing expenses for a specific title. Refer to note 7 for the theatrical marketing obligation.

(f)	Investment in Films and Television Programs
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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
acquired libraries, ultimate revenue includes estimates over a period not to exceed twenty years following the date of acquisition.
      Investment in films and television programs is stated at the lower of amortized cost or estimated fair value on an individual film basis. The valuation of investment in films and television programs is reviewed on a title-by-title basis, when an event or change in circumstances indicates that the fair value of a film or television program is less than its unamortized cost. The fair value of the film or television program is determined using management’s future revenue and cost estimates and a discounted cash flow approach. Additional amortization is recorded in the amount by which the unamortized costs exceed the estimated fair value of the film or television program. Estimates of future revenue involve measurement uncertainty and it is therefore possible that reductions in the carrying value of investment in films and television programs may be required as a consequence of changes in management’s future revenue estimates.
      Films and television programs in progress include the accumulated costs of productions, which have not yet been completed by the Company.
      Films and television programs in development include costs of acquiring film rights to books, stage plays or original screenplays and costs to adapt such projects. Such costs are capitalized and, upon commencement of production, are transferred to production costs. Projects in development are written off at the earlier of the date they are determined not to be recoverable or when abandoned, or three years from the date of the initial investment.
      Home video product inventory consists of videocassettes and DVDs and are stated at the lower of cost or market value.

(g)	Property and Equipment
      Property and equipment is carried at cost less accumulated depreciation. Depreciation is provided for using the following rates and methods:

Buildings	25 years straight-line
Computer equipment and software	2 - 5 years straight-line and 30% declining balance
Furniture and equipment	2 - 10 years straight-line and 20%-30% declining balance
Leasehold improvements	Over the lease term or the useful life, whichever is shorter
      The Company periodically reviews and evaluates the recoverability of property and equipment. Where applicable, estimates of net future cash flows, on an undiscounted basis, are calculated based on future revenue estimates, if appropriate and where deemed necessary, a reduction in the carrying amount is recorded.

(h)	Goodwill
      Goodwill represents the excess costs of acquisition costs over the tangible and intangible assets acquired and liabilities assumed in various business acquisitions by the Company. Beginning April 1, 2001, the Company early-adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”. Early adoption was permitted for companies with their fiscal year beginning on or after March 15, 2001, provided the first interim period financial statements had not been previously issued. Under SFAS 142, goodwill is no longer amortized but is reviewed for impairment annually within each fiscal year or between the annual tests if an event occurs or circumstances change that indicate it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value. The impairment test follows a two-step approach. The first step determines if the goodwill is potentially impaired, and the second step measures the amount of the impairment loss, if necessary. Under the first step, goodwill is considered potentially impaired if the value of the reporting unit is less than the reporting unit’s carrying amount,

LIONS GATE ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
including goodwill. Under the second step, the impairment loss is then measured as the excess of recorded goodwill over the fair value of the goodwill, as calculated. The fair value of goodwill is calculated by allocating the fair value of the reporting unit to all the assets and liabilities of the reporting unit as if the reporting unit was purchased in a business combination and the purchase price was the fair value of the reporting unit. The Company has three reporting units with goodwill within its businesses: Motion Pictures; Television; and Studio Facilities. The Company performs its annual impairment test as of December 31 in each fiscal year. The Company performed its annual impairment test on its goodwill as of December 31, 2004. No goodwill impairment was identified in any of the Company’s reporting units.

(i)	Other Assets
      Other assets include intangible assets, deferred print costs, an interest bearing convertible promissory note, deferred debt financing costs, equity investments and prepaid expenses.
      Intangible Assets. Intangible assets acquired in connection with the purchase of Artisan consist of distribution and personal services agreements and are amortized over their estimated useful lives of two to four years from the date of acquisition. Amortization expense for these intangible assets for the year ended March 31, 2005 was $2.2 million (2004 — $0.7 million, 2003 — nil). The Company reviews its intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. If an asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. No impairment was identified as of March 31, 2005. The Company also determined that the estimated useful lives of the intangible assets properly reflect the current estimated useful lives.
      Prints, Advertising and Marketing Expenses. The cost of film prints are expensed upon theatrical release and are included in operating expenses. The costs of advertising and marketing expenses are expensed as incurred. Advertising expenses for the year ended March 31, 2005 were $175.8 million (2004 — $109.8 million, 2003 — $46.3 million) which were recorded as distribution and marketing expenses.
      Debt Financing Costs. Amounts incurred in connection with obtaining debt financing are deferred and amortized, as a component of interest expense, over the earlier of the date of the earliest put option or term to maturity of the related debt obligation.
      Equity Method Investees. Other investments include companies, which are accounted for using the equity method. The Company’s equity method investees are periodically reviewed to determine whether there has been a loss in value that is other than a temporary decline. Estimates of net future cash flows on an undiscounted basis are used to assess whether there is a loss in value. At March 31, 2005, investments in equity method investees have been reduced to nil. Amounts recorded in the statement of operations related to equity method investees are included in the gain on sale of equity interest and equity interests. For further discussion of these items refer to note 5.

(j)	Income Taxes
      Income taxes are accounted for using SFAS No. 109, “Accounting for Income Taxes.” SFAS 109 requires an asset and liability approach for financial accounting and reporting for income taxes and allows recognition and measurement of deferred assets based upon the likelihood of realization of tax benefits in future years. Under this method, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Valuation allowances are established when management determines that it is more likely than not that some portion or all of the deferred tax asset will not be realized. The financial effect of changes in tax laws or rates is accounted for in the period of enactment. The subsequent realization of net

LIONS GATE ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
operating loss and general business credit carry forwards acquired in acquisitions accounted for using the purchase method of accounting is recorded as a reduction of goodwill.

(k)	Government Assistance
      The Company has access to government programs that are designed to assist film and television production and distribution in Canada.
      Tax credits earned with respect to expenditures on qualifying film and television productions are included as an offset to investment in films and television programs when the qualifying expenditures have been incurred provided that there is reasonable assurance that the credits will be realized (refer to note 16).

(l)	Foreign Currency Translation
      Monetary assets and liabilities denominated in currencies other than the functional currency are translated at exchange rates in effect at the balance sheet date. Resulting unrealized translation gains and losses are included in the consolidated statement of operations.
      Foreign company assets and liabilities in foreign currencies are translated into United States dollars at the exchange rate in effect at the balance sheet date. Foreign company revenue and expense items are translated at the average rate of exchange for the fiscal year. Gains or losses arising on the translation of the accounts of foreign companies are included in accumulated other comprehensive income (loss), a separate component of shareholders’ equity.

(m)	Derivative Instruments and Hedging Activities
      Derivative financial instruments are used by the Company in the management of its foreign currency and interest rate exposures. The Company’s policy is not to use derivative financial instruments for trading or speculative purposes.
      The Company enters into interest rate swap contracts in order to reduce the impact of fluctuating interest rates on its interest-bearing debt. These swap contracts require the periodic exchange of the difference between fixed-rate, generally the same rate being paid on the Company’s underlying debt obligations, and floating-rate interest amounts calculated based on the notional principal amount of the swap contract, which are recorded as interest expense. The related amount payable to or receivable from counterparties is included as an adjustment to interest payable or receivable. The Company evaluates whether the interest rate swap contracts qualify for hedge accounting at the inception of the contract. The fair value of the swap contracts are reflected as an asset or liability on the consolidated balance sheet. Changes in the fair value of the swap contracts that are effective hedges are reflected in accumulated other comprehensive income (loss), a separate component of shareholders’ equity and changes in the fair value of the swap contracts that are ineffective hedges are reflected in the consolidated statement of operations. The interest rate swap contracts entered into by the Company do not qualify for hedge accounting and accordingly the changes in the fair value of the swaps are recorded in the consolidated statement of operations.
      The Company enters into forward foreign exchange contracts to hedge its foreign currency exposures on future production expenses denominated in Canadian dollars. The Company evaluates whether the foreign exchange contracts qualify for hedge accounting at the inception of the contract. The fair value of the forward exchange contracts are recorded on the consolidated balance sheet. Changes in the fair value of the foreign exchange contracts that are effective hedges are reflected in accumulated other comprehensive income (loss), a separate component of shareholders’ equity and changes in the fair value of foreign exchange contracts that are ineffective hedges are reflected in the consolidated statement of operations. Gains and losses realized upon settlement of the foreign exchange contracts are amortized to the consolidated statement of operations on the same basis as the production expenses being hedged. The foreign exchange contracts entered into by the

LIONS GATE ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Company are considered effective cash flow hedges and accordingly the changes in the fair value of the foreign exchange contracts are included in accumulated other comprehensive income (loss), a separate component of shareholders’ equity until realized.

(n)	Stock-Based Compensation
      The Company elected to use the intrinsic value method in accounting for stock based compensation set forth in APB No. 25, “Accounting for Stock Issued to Employees.” In accordance with SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of SFAS No. 123” the following disclosures are provided about the costs of stock-based compensation awards using the fair value method for companies that elect to use the intrinsic value method. See Recent Accounting Pronouncements for SFAS 123(R).
      The weighted average estimated fair value of each stock option granted in the year ended March 31, 2005 was $2.80 (2004 — $0.86, 2003 — $0.58). The total stock compensation expense for disclosure purposes for the year ended March 31, 2005, based on the fair value of the stock options granted, was $1.9 million (2004 — $1.6 million, 2003 — $1.7 million) and the fair value of stock option modifications was $0.3 million (2004 — $0.9 million, 2003 — nil).
      For disclosure purposes the fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for stock options granted: a dividend yield of 0%, expected volatility of 33% (2004 — 30%, 2003 — 30%), risk-free interest rate of 4.0% (2004 — 3.8%, 2003 — 2.6%) and expected life of five years.
      The following pro forma basic and diluted income (loss) per common share includes stock-based compensation expense for stock options issued and modified, as described above:

	Year Ended	Year Ended	Year Ended
	March 31,	March 31,	March 31,
	2005	2004	2003

	(Amounts in thousands, except per share
	amounts)
Numerator:
Net income (loss) available to common shareholders	$20,281	$(95,157)	$(4,390)
Add: stock-based compensation expense calculated using intrinsic value method	311	1,740	—
Less: stock-based compensation expense for options issued and modified calculated using the fair value method	(2,257)	(2,460)	(1,688)

Pro forma net income (loss) available to common shareholders	$18,335	$(95,877)	$(6,078)

Denominator:
Weighted average common shares outstanding used in the computation of pro forma basic income (loss) per common share	97,610	70,656	43,232

Weighted average common shares outstanding used in the computation of pro forma diluted income (loss) per common share	103,375	70,656	43,232

Pro forma basic income (loss) per common share	$0.19	$(1.36)	$(0.14)

Pro forma diluted income (loss) per common share	$0.18	$(1.36)	$(0.14)

LIONS GATE ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(o)	Earnings Per Share
      The Company calculates earnings per share in accordance with SFAS No. 128, “Earnings Per Share”. Basic earnings per share is calculated based on the weighted average common shares outstanding for the period. Diluted earnings per share includes the impact of the convertible senior subordinated notes, convertible promissory notes, share purchase warrants, Series A preferred shares and stock options, if dilutive.

	Year Ended	Year Ended	Year Ended
	March 31,	March 31,	March 31,
	2005	2004	2003

	(Amounts in thousands, except per share
	amounts)
Basic and diluted income (loss) per common share is calculated as follows:
Numerator:
Net income (loss) available to common shareholders	$20,281	$(95,157)	$(4,390)

Denominator:
Weighted average common shares outstanding (basic)	97,610	70,656	43,232
Share purchase options	4,861	—	—
Share purchase warrants	904	—	—

Weighted average common shares outstanding (diluted)	103,375	70,656	43,232

Basic income (loss) per common share	$0.21	$(1.35)	$(0.10)

Diluted income (loss) per common share	$0.20	$(1.35)	$(0.10)

      Options to purchase 5,767,266 common shares (2004 — 9,267,163 common shares, 2003 — 8,410,993 common shares) at an average price of $4.29 (2004 — $2.77, 2003 — $2.73) were outstanding at March 31, 2005. No share purchase warrants to purchase common shares (2004 — 5,249,600 common shares, 2003 — 5,525,000 common shares at exercise prices of 2004 — $5.00, 2003 — $5.00) were outstanding at March 31, 2005. Series A preferred share units which were each convertible into 1,000 common shares prior to September 30, 2003 and 1,109 common shares subsequent to September 30, 2003 for no additional consideration were either redeemed or converted into common shares during the year ended March 31, 2004 leaving no outstanding shares at March 31, 2005 and 2004 (2003 — 11,830 units outstanding). Convertible promissory notes with a principal amount of nil were outstanding at March 31, 2005 (2004 — nil; 2003 — $11.2 million). These notes were convertible into common shares at a price of Cdn$8.10 per share. 4.875% convertible senior subordinated notes with a principal amount of $60.0 million were outstanding at March 31, 2005 (2004 — $60.0 million; 2003 — nil). These notes are convertible into common shares at a conversion rate of 185.0944 common shares per $1,000 principal amount of notes, which is equal to a conversion price of approximately $5.40 per share. 2.9375% convertible senior subordinated notes with a principal amount of $150.0 million were outstanding at March 31, 2005 (2004 — nil; 2003 — nil). These notes are convertible into common shares at a conversion rate of 86.9565 common shares per $1,000 principal amount of notes, which is equal to a conversion price of approximately $11.50 per share. 3.625% convertible senior subordinated notes with a principal amount of $175.0 million were outstanding at March 31, 2005 (2004 — nil; 2003 — nil). These notes are convertible into common shares at a conversion rate of 70.0133 common shares per $1,000 principal amount of notes, which is equal to a conversion price of approximately $14.28 per share.
      Under the “if-converted” method of calculating diluted earnings per share, the 4.875%, 2.9375% and 3.625% convertible senior subordinated notes were anti-dilutive for the year ended March 31, 2005 and were not reflected in diluted income per common share for that period. The share purchase options, the share

LIONS GATE ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
purchase warrants, the Series A preferred shares, the convertible promissory notes and the 4.875% convertible senior subordinated notes, if outstanding, were anti-dilutive in each of the years ended March 31, 2004 and 2003 and were not reflected in diluted loss per common share for those periods.

(p)	Use of Estimates
      The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. The most significant estimates made by management in the preparation of the financial statements relate to ultimate revenue and costs for investment in films and television programs; estimates of sales returns, provision for doubtful accounts, fair value of assets and liabilities for allocation of the purchase price of companies acquired, income taxes and accruals for contingent liabilities; and impairment assessments for investment in films and television programs, property and equipment, goodwill and intangible assets. Actual results could differ from such estimates.

(q)	Reclassifications
      Certain amounts presented in prior years have been reclassified to conform to the current year’s presentation.

(r)	Recent Accounting Pronouncements
      Statement of Financial Accounting Standards No. 123R. In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)). SFAS 123(R) revises SFAS No. 123 and eliminates the alternative to use the intrinsic method of accounting under APB No. 25. SFAS 123(R) requires all public companies accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments to account for these types of transactions using a fair-value-based method. The Company currently accounts for share-based payments to employees using the intrinsic value method as set forth in APB No. 25 “Accounting for Stock Issued to Employees”. As such, the Company generally recognizes no compensation cost for employee stock options. SFAS No. 123(R) eliminates the alternative to use APB No. 25’s intrinsic value method of accounting. Accordingly, the adoption of SFAS No. 123(R)’s fair value method will have an impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123(R) in prior periods, the impact would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income (loss) available to common shareholders and basic and diluted income (loss) per share in (n) above. SFAS No. 123(R) permits companies to adopt its requirements using either a modified prospective method or a modified retrospective method. The Company has not yet determined which method it will utilize. The provisions of SFAS No. 123(R) are effective for financial statements with the first interim or annual reporting period beginning after June 15, 2005. However, the SEC announced on April 14, 2005 that it would provide for a phased-in implementation process for SFAS No. 123(R). As a result, the Company will not be required to apply SFAS No. 123(R) until the period beginning April 1, 2006.
      EITF Issue No. 04-8. During the year ended March 31, 2005, the Company adopted EITF Issue No. 04-8 “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share”, which applied to reporting periods ending after the effective date of December 15, 2004. Under EITF Issue No. 04-8, all instruments that have embedded conversion features that are contingent on market conditions indexed to an

LIONS GATE ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
issuer’s share price are included in diluted earnings per share computations (if dilutive) regardless of whether the market conditions have been met. On October 4, 2004, Lions Gate Entertainment Inc., a wholly owned subsidiary of the Company sold $150.0 million 2.9375% Convertible Senior Subordinated Notes (“2.9375% Notes”) with a maturity date of October 15, 2024. The 2.9375% Notes are convertible at the option of the holder, at any time prior to maturity, upon satisfaction of certain conversion contingencies, into common shares of Lions Gate Entertainment Corp. and therefore the 2.9375% Notes would be included in diluted earnings per share computations for the year ended March 31, 2005 (if dilutive).
      Variable Interest Entities. In January 2003, the FASB issued FIN 46 which is effective for financial statements of public companies that have special purpose entities for periods ending after December 15, 2003 and for public companies without special purpose entities for periods ending after March 15, 2004. The standard establishes criteria to identify VIEs and the primary beneficiary of such entities. An entity that qualifies as a VIE must be consolidated by its primary beneficiary. Accordingly, the Company has consolidated its VIE Christal Films Distribution Inc. (“Christal”) as of March 31, 2005 and 2004.

3.	Investment in Films and Television Programs

	March 31,	March 31,
	2005	2004

	(Amounts in thousands)
Theatrical and Non-Theatrical Films
Released, net of accumulated amortization	$113,536	$111,242
Acquired libraries, net of accumulated amortization	109,805	128,559
Completed and not released	12,083	63,158
In progress	42,581	22,347
In development	2,302	1,230
Product inventory	26,029	26,957

	306,336	353,493

Direct-to-Television Programs
Released, net of accumulated amortization	21,098	17,640
In progress	39,221	34,250
In development	721	787

	61,040	52,677

	$367,376	$406,170

      Acquired libraries of $109.8 million at March 31, 2005 (March 31, 2004 — $128.6 million) include the Trimark library acquired October 2000 and the Artisan library acquired December 2003 (refer to note 13). The Trimark library is amortized over its expected revenue stream for a period of 20 years from the acquisition date. The remaining amortization period on the Trimark library as at March 31, 2005 is 15.5 years on unamortized costs of $22.6 million. The Artisan library includes titles released at least three years prior to the date of acquisition and is amortized over its expected revenue stream for a period of up to 20 years from the date of acquisition. The remaining amortization period on the Artisan library at March 31, 2005 is 18.75 years on unamortized costs of $87.2 million.
      The Company expects approximately 39% of completed films and television programs, net of accumulated amortization will be amortized during the one-year period ending March 31, 2006.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Additionally, the Company expects approximately 80% of completed and released films and television programs, net of accumulated amortization and excluding acquired libraries, will be amortized during the three year period ending March 31, 2008.
      Interest capitalized relating to productions during the year ended March 31, 2005 amounted to $1.0 million (2004 — $1.3 million; 2003 — $0.3 million).

4.	Property and Equipment

	March 31, 2005		March 31, 2004

		Accumulated		Accumulated
	Cost	Depreciation	Cost	Depreciation

	(Amounts in thousands)
Land held for leasing purposes	$11,988	$—	$11,058	$—
Buildings held for leasing purposes	19,875	5,024	18,329	3,845
Leasehold improvements	971	650	448	370
Furniture and equipment	3,359	2,632	3,084	1,841
Computer equipment and software	8,180	5,225	6,651	3,853

	$44,373	$13,531	$39,570	$9,909

Net book value		$30,842		$29,661

5.	Other Assets

	March 31,	March 31,
	2005	2004

	(Amounts in thousands)
Deferred financing costs, net of accumulated amortization	$18,882	$14,181
Prepaid expenses and other	6,476	4,230
Intangible assets, net	2,178	4,370
Deferred print costs	1,922	933

	$29,458	$23,714

      Deferred Financing Costs. Deferred financing costs primarily include costs incurred in connection with the credit facility (see note 6) and the issuance of the 4.875% Notes, the 2.9375% Notes and the 3.625% Notes (see note 8) and are deferred and amortized to interest expense.
      Intangible Assets. Intangible assets acquired in connection with the purchase of Artisan of $5.1 million represent distribution and personal service agreements and are amortized over a period of two to four years from the date of acquisition. Amortization expense of $2.2 million amortization was recorded for the year ended March 31, 2005 (2004 — $0.7 million). Based on the current amount of intangibles subject to amortization, the estimated amortization expense for each of the succeeding years is $1.7 million, $0.4 million and $0.1 million for the years ending March 31, 2006, 2007 and 2008, respectively.

Equity Method Investees.
      At March 31, 2005, investments in equity method investees have been reduced to nil, however the following transactions related to equity method investees occurred during the three years ended March 31, 2005.
      Mandalay: During fiscal 2003, the Company received distributions of $2.4 million from Mandalay Pictures, LLC (“Mandalay”) under a prior agreement and also recorded equity losses of $2.1 million against

LIONS GATE ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
its remaining investment in Mandalay. On November 8, 2002, the Company sold its investment in Mandalay for cash of $4.3 million and an interest bearing convertible promissory note totaling $3.3 million. The gain of $2.1 million recorded on the sale was disclosed in the consolidated statement of operations for the year ended March 31, 2003 as gain on sale of equity interests. The note, bearing interest at 6%, is payable $1.3 million on December 31, 2005, $1.0 million on December 31, 2006 and $1.0 million on December 31, 2007. At March 31, 2004 it was determined that the note may not be collectible and accordingly, the Company recorded a provision of $3.6 million against its promissory note and accrued interest. The provision was disclosed in the consolidated statement of operations for the year ended March 31, 2004 as write-down of other assets. In October 2004, the Company collected $0.2 million in cash on the promissory note and has recorded this amount as other income in the consolidated statement of operations for the year ended March 31, 2005.
      CinemaNow: At March 31, 2005, the Company had a 30% equity interest in CinemaNow. The investment in CinemaNow was accounted for using the equity method. For the year ended March 31, 2004 a loss of $0.2 million (2003 — $0.4 million) is recorded in equity interests in the consolidated statement of operations and the investment in CinemaNow was reduced to nil by March 31, 2004. In July 2004, the Company purchased $0.2 million Series D Convertible Preferred Shares as part of an $11 million round of financing secured by CinemaNow. For the year ended March 31, 2005, a loss of $0.2 million is recorded in equity interests in the consolidated statement of operations and the investment in CinemaNow is nil at March 31, 2005. The Company will not record any additional losses, as it has no further funding requirements.
      Christal: At March 31, 2005, the Company has a 75% economic interest and a 30% voting interest in Christal, a film distributor and sub-distributor in Quebec, Canada. At March 31, 2004, the Company identified Christal as a VIE as the voting rights of some investors in Christal are not proportional to the economic interests and substantially all of Christal’s activities either involved or were conducted on behalf of the Company with the disproportionately fewer voting rights as of the determination date. Additionally, the Company determined that it is the primary beneficiary as the Company would have to absorb greater than 50% of Christal’s expected losses and has the right to more than 50% of their expected residual returns. Under FIN 46, an entity that qualifies as a VIE must be consolidated by its primary beneficiary and therefore the Company consolidated Christal as at March 31, 2004. Prior to March 31, 2004, the investment in Christal was accounted for using the equity method. Therefore, for the year ended March 31, 2004 a loss in the amount of $0.1 million (2003 — income $0.4 million) is recorded in equity interests in the consolidated statements of operations. The investment in Christal was $2.6 million at March 31, 2003 under the equity method of accounting.
      On April 13, 2005, Maple Pictures Corp. purchased a majority of the Company’s interest in Christal (refer to Note 25). Also on April 13, 2005, Christal repurchased the Company’s remaining interest in Christal and therefore beginning April 2005, Christal will no longer be consolidated by the Company. The divestiture of the Company’s interest in Christal is not material to our consolidated financial statements.
      CinéGroupe Corporation: During the years ended March 31, 2004 and 2003, the Company had a 29.4% investment in CinéGroupe Corporation (together with its subsidiaries Animation Cinepix Inc., “CinéGroupe”), a Canadian animation company, which had been accounted for under the equity method. In December 2003, the Company evaluated its investment in CinéGroupe as CinéGroupe was unable to meet its financial obligations in the ordinary course of business and sought protection under the Companies’ Creditors Arrangement Act (“CCAA”). As a result of the CCAA filing, the Company determined that it no longer had the ability to significantly influence CinéGroupe and began accounting for CinéGroupe under the cost method of accounting. The Company wrote off $8.1 million of convertible debentures and other receivables due from CinéGroupe which was disclosed in the consolidated statement of operations for the year ended March 31, 2004 as write-down of other assets. For the year ended March 31, 2004, prior to cost accounting for CinéGroupe, a loss in the amount of $1.9 million (2003 — nil) was recorded in other equity interests in the

LIONS GATE ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
consolidated statements of operations. The investment in CinéGroupe was nil at March 31, 2005 and 2004 under the cost method of accounting and $3.6 million at March 31, 2003 under the equity method of accounting.

6.	Bank Loans
      The Company entered into a $350 million credit facility in December 2003 consisting of a $200 million U.S. dollar-denominated revolving credit facility, a $15 million Canadian dollar-denominated revolving credit facility and a $135 million U.S. dollar-denominated term-loan. In anticipation of the proceeds from the 2.9375% Notes, the Company repaid $60 million of term loan with the revolving credit facility on September 30, 2004 and on October 4, 2004 used the proceeds from the 2.9375% Notes to partially repay the revolving credit facility. Therefore, on September 30, 2004, the term loan was reduced to $75 million and the credit facility to $290 million. On December 31, 2004, the Company repaid the term loan in full, thereby reducing the credit facility to $215 million at March 31, 2005. The repayment of the term loan resulted in the write-off of deferred financing fees of $3.4 million on the term loan portion of the credit facility which is recorded as interest expense. Effective March 31, 2005, the credit facility was amended to eliminate the $15 million Canadian dollar-denominated revolving credit facility and increase the U.S. dollar-denominated revolving credit facility by the same amount. At March 31, 2005, the Company had no borrowings (March 31, 2004 — $324.7 million) under the credit facility. The credit facility expires December 31, 2008 and bears interest at 2.75% over the Adjusted LIBOR or the Canadian Bankers Acceptance rate, or 1.75% over the U.S. or Canadian prime rates. The availability of funds under the credit facility is limited by the borrowing base, which is calculated on a monthly basis. The borrowing base assets at March 31, 2005 totaled $405.1 million (March 31, 2004 — $390.9 million) and therefore the full $215 million is available under the credit facility at March 31, 2005. The Company is required to pay a monthly commitment fee of 0.50% per annum on the total credit facility of $215 million less the amount drawn. Right, title and interest in and to all personal property of Lions Gate Entertainment Corp. and Lions Gate Entertainment Inc. is being pledged as security for the credit facility. The credit facility is senior to the Company’s film obligations, subordinated notes and mortgages payable. The credit facility restricts the Company from paying cash dividends on its common shares. The Company entered into a $100 million interest rate swap at an interest rate of 3.08%, commencing January 2003 and ending September 2005. The swap is in effect as long as three month LIBOR is less than 5.0%. Fair market value of the interest rate swap at March 31, 2005 is negative $0.1 million (March 31, 2004 — negative $2.3 million). Changes in the fair value representing a fair valuation gain on the interest rate swap during the year ended March 31, 2005 amount to $2.5 million (2004 — $0.8 million) and is included in the consolidated statements of operations.
      The Company also has a $3.7 million operating line of credit available to a company consolidated under FIN 46, which is renewable annually. At March 31, 2005, $1.2 million (March 31, 2004 — $1.5 million) was drawn on the operating line of credit. At March 31, 2005, the interest rate on the operating line of credit was 4.75% (2004 — 4.31%).

LIONS GATE ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Film Obligations

	March 31,	March 31,
	2005	2004

	(Amounts in thousands)
Minimum guarantees	$5,210	$10,705
Minimum guarantees initially incurred for a term of more than one year	18,081	16,189
Participation and residual costs	95,650	76,932
Theatrical marketing	1,665	2,101
Film productions	10,164	8,141

	$130,770	$114,068

      The Company expects approximately 68% of accrued participants’ shares will be paid during the one-year period ending March 31, 2006.
      Refer to note 2 for restricted cash contractually designated for the theatrical marketing obligation.

8.	Subordinated Notes
      3.625% Notes. In February 2005, Lions Gate Entertainment Inc. sold $150.0 million of 3.625% Convertible Senior Subordinated Notes. In connection with this sale, Lions Gate Entertainment Inc. granted the initial purchasers of the 3.625% Notes an option to purchase up to an additional $25.0 million of the 3.625% Notes for 13 days. The fair value of this option was not significant. The initial purchasers exercised this option in February 2005 and purchased an additional $25 million of the 3.625% Notes. The Company received $170.2 million of net proceeds after paying placement agents’ fees from the sale of $175.0 million of the 3.625% Notes. The Company also paid $0.6 million of offering expenses incurred in connection with the 3.625% Notes. Interest on the 3.625% Notes is payable semi-annually on March 15 and September 15 commencing on September 15, 2005. After March 15, 2012, interest will be 3.125% per annum on the principal amount of the 3.625% Notes, payable semi-annually on March 15 and September 15 of each year. The 3.625% Notes mature on March 15, 2025. Lions Gate Entertainment Inc. may redeem all or a portion of the 3.625% Notes at its option on or after March 15, 2012 at 100% of their principal amount, together with accrued and unpaid interest through the date of redemption.
      The holder may require Lions Gate Entertainment Inc. to repurchase the 3.625% Notes on March 15, 2012, 2015 and 2020 or upon a change in control at a price equal to 100% of the principal amount, together with accrued and unpaid interest through the date of repurchase. Under certain circumstances, if the holder requires Lions Gate Entertainment Inc. to repurchase all or a portion of their notes upon a change in control, they will be entitled to receive a make whole premium. The amount of the make whole premium, if any, will be based on the price of the common shares of the Company on the effective date of the change in control. No make whole premium will be paid if the price of the common shares of the Company is less than $10.35 per share or if the price of the common shares of the Company exceeds $75.00 per share.
      The 3.625% Notes are convertible, at the option of the holder, at any time before the close of business on or prior to the trading day immediately before the maturity date, if the notes have not been previously redeemed or repurchased, at a conversion rate of 70.0133 shares per $1,000 principal amount of the 3.625% Notes, subject to adjustment in certain circumstances, which is equal to a conversion price of approximately $14.28 per share. Upon conversion of the 3.625% Notes, the Company has the option to deliver, in lieu of common shares, cash or a combination of cash and common shares of the Company. The holder may convert the 3.625% Notes into common shares of the Company prior to maturity if the notes have been called for redemption, a change in control occurs or certain corporate transactions occur. In addition, under certain

LIONS GATE ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
circumstances, if the holder converts their notes upon a change in control they will be entitled to receive a make whole premium.
      The fair value of the 3.625% Notes is approximately $180 million at March 31, 2005.
      2.9375% Notes. In October 2004, Lions Gate Entertainment Inc. sold $150.0 million of 2.9375% Convertible Senior Subordinated Notes. The Company received $146.0 million of net proceeds after paying placement agents’ fees from the sale of $150.0 million of the 2.9375% Notes. The Company also paid $0.7 million of offering expenses incurred in connection with the 2.9375% Notes. Interest on the 2.9375% Notes is payable semi-annually on April 15 and October 15 commencing on April 15, 2005 and the 2.9375% Notes mature on October 15, 2024. From October 15, 2009 to October 14, 2010, Lions Gate Entertainment Inc. may redeem the 2.9375% Notes at 100.839%; from October 15, 2010 to October 14, 2011, Lions Gate Entertainment Inc. may redeem the 2.9375% Notes at 100.420%; and thereafter at 100%.
      The holder may require Lions Gate Entertainment Inc. to repurchase the 2.9375% Notes on October 15, 2011, 2014 and 2019 or upon a change in control at a price equal to 100% of the principal amount, together with accrued and unpaid interest through the date of repurchase. Under certain circumstances, if the holder requires Lions Gate Entertainment Inc. to repurchase all or a portion of their notes upon a change in control, they will be entitled to receive a make whole premium. The amount of the make whole premium, if any, will be based on the price of the common shares of the Company on the effective date of the change in control. No make whole premium will be paid if the price of the common shares of the Company is less than $8.79 per share or if the price of the common shares of the Company exceeds $50.00 per share.
      The holder may convert the 2.9375% Notes into common shares of the Company prior to maturity only if the price of the common shares of the Company issuable upon conversion of a note reaches a specified threshold over a specified period, the trading price of the notes falls below certain thresholds, the notes have been called for redemption, a change in control occurs or certain corporate transactions occur. In addition, under certain circumstances, if the holder converts their notes upon a change in control they will be entitled to receive a make whole premium. Before the close of business on or prior to the trading day immediately before the maturity date if the notes have not been previously redeemed or repurchased, the holder may convert the notes into common shares of the Company at a conversion rate of 86.9565 shares per $1,000 principal amount of the 2.9375% Notes, subject to adjustment in certain circumstances, which is equal to a conversion price of approximately $11.50 per share.
      The fair value of the 2.9375% Notes is approximately $170 million at March 31, 2005.
      4.875% Notes. In December 2003, Lions Gate Entertainment Inc. sold $60.0 million of 4.875% Convertible Senior Subordinated Notes. The Company received $57.0 million of net proceeds after paying placement agents’ fees from the sale of $60.0 million of the 4.875% Notes. The Company also paid $0.7 million of offering expenses incurred in connection with the 4.875% Notes. Interest on the 4.875% Notes is due semi-annually on June 15 and December 15 commencing on June 15, 2004 and the 4.875% Notes mature on December 15, 2010. Lions Gate Entertainment Inc. may redeem all or a portion of the 4.875% Notes at its option on or after December 15, 2006 at 100% of their principal amount, together with accrued and unpaid interest through the date of redemption; provided, however, that the 4.875% Notes will only be redeemable if the closing price of the Company’s common shares equals or exceeds 175% of the conversion price then in effect for at least 20 trading days within a period of 30 consecutive trading days ending on the day before the date of the notice of optional redemption.
      The 4.875% Notes are convertible, at the option of the holder, at any time before the close of business on or prior to the trading day immediately before the maturity date if the notes have not been previously redeemed or repurchased at a conversion rate of 185.0944 shares per $1,000 principal amount of the 4.875% Notes, subject to adjustment in certain circumstances, which is equal to a conversion price of approximately $5.40 per share. Upon conversion of the 4.875% Notes, the Company has the option to deliver,

LIONS GATE ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
in lieu of common shares, cash or a combination of cash and common shares of the Company. The holder may convert the 4.875% Notes into common shares of the Company prior to maturity if the notes have been called for redemption, a change in control occurs or certain corporate transactions occur.
      The fair value of the 4.875% Notes is approximately $125 million at March 31, 2005.
      Promissory Note. On December 15, 2003, the Company assumed, as part of the purchase of Artisan, a $5.0 million subordinated promissory note to Vialta, Inc (“Promissory Note”) issued by Artisan which bears interest at 7.5% per annum compounded quarterly. The Promissory Note matured on April 1, 2005 and was paid during April 2005.
      The Company believes the carrying value of the subordinated notes approximates fair value at March 31, 2005.

9.	Mortgages Payable
      The studio facility subsidiary of the Company had mortgages payable at March 31, 2005 of $18,640 (March 31, 2004 — $19,041) bearing interest at 5.62% to 7.51%. The mortgages payable are due in fiscal 2006, 2007, 2008 and 2009. The subsidiary has provided property, buildings and equipment with carrying values of approximately $27.3 million as collateral on the mortgage loans.
      The studio facility subsidiary of the Company entered into a CDN$20 million interest rate swap at a fixed interest rate of 5.62%, commencing September 2003 and ending September 2008. The subsidiary does not require collateral or other security to support this contract. The subsidiary entered into the interest rate swap as a condition of its loan which states the interest rates under the facility are to be fixed either by way of a fixed rate term loan or by way of an interest rate swap. During the year ended March 31, 2005, the subsidiary recorded interest expense of $1.3 million (2004 — $1.0 million), including amounts incurred under the interest rate swap, that approximates the amount they would have paid if they had entered into a fixed rate loan agreement. Fair market value of the interest rate swap at March 31, 2005 is negative $0.3 million (2004 — negative $0.6 million). The fair valuation gain for the year ended March 31, 2005 is $0.3 million (2004 — loss of $0.6 million).
      The mortgages contain negative covenants, including a financial covenant that imposes performance requirements on the operations of the studio facility subsidiary of the Company. As at March 31, 2005, the subsidiary was not in compliance with the financial covenant to maintain a certain minimum debt service coverage ratio. The subsidiary has obtained a waiver from the lender that waives this covenant default as at March 31, 2005. As a result of this covenant default, no dividend, management fees, and any other shareholder payments will be made by the studio facility subsidiary of the Company until they are in compliance with the minimum debt service coverage ratio, unless prior written consent is obtained from the lender.
      The Company believes the carrying value of the mortgages payable approximates fair value at March 31, 2005.

10.	Series A Preferred Shares and Share Warrants
      Series A Preferred Shares. The Company’s Series A preferred shares were redeemable by the holder following certain events outside the control of the Company and accordingly were presented outside of shareholders’ equity on the consolidated balance sheet.
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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The proceeds received on the offering were allocated as follows: common share purchase warrants were valued at fair value, using the Black-Scholes option pricing model, of $0.706 per warrant or $3.9 million (which have been included in common shares in the consolidated statements of shareholders’ equity) and the basic preferred shares were valued at the residual value of $27.6 million, after deducting $1.7 million of share issue costs. On or after January 1, 2003, the Company could convert the preferred shares, in whole or in part, to common shares on the same terms as the holders, subject to certain conditions. The preferred shares were entitled to cumulative dividends, as and when declared by the Board, payable semi-annually on the last day of March and September of each year. The Company could pay the dividends in cash or additional preferred shares. On September 30, 2003, and March 31, 2004 the Company declared and paid cash dividends of $0.3 million or $66.94 per share and $0.1 million or $66.94 per share, respectively. On September 30, 2002, and March 31, 2003 the Company declared and paid cash dividends of $0.8 million or $66.94 per share and $0.8 million or $66.94 per share, respectively. On September 30, 2001, the Company declared and paid cash dividends of $0.8 million or $66.94 per share. On March 31, 2002, the Company declared dividends of $0.8 million or $66.94 per share, which were paid in cash and 273 additional shares with a value of $0.7 million. The number of shares to be issued was calculated by using the semi-annual dividend rate of 2.625% multiplied by the number of outstanding preferred shares at March 31, 2002, less applicable withholding taxes. The withholding taxes and fractional shares were paid in cash of $0.1 million.
      In June 2003, the Company repurchased 8,040 Series A preferred shares at a per share purchase price of $2,250, or total purchase price of $18.1 million. The difference of $0.6 million, between the purchase price of the Series A preferred shares and the assigned value of the Series A preferred shares at the time of repurchase, represents a contribution by the preferred shareholders which accrues to the benefit of the remaining common shareholders and is classified on the consolidated balance sheet as accumulated paid in capital.
      When the preferred shares were originally issued each holder of the preferred shares could convert all, but not less than all, of the preferred shares at any time into common shares at a rate of 1,000 common shares for each preferred share, subject to certain anti-dilution adjustments. During the years ended March 31, 2002, and 2000, 648 and 795 preferred shares were converted by the preferred shareholders, respectively. In September 2003, the shareholders approved a special resolution resolving that the preferred shares would be convertible at the option of the holder into common shares at a rate of 1,109 common shares for each preferred share, subject to certain anti-dilution adjustments. During the year ended March 31, 2004, 1,804 preferred shares were converted by the preferred shareholders into common shares at this amended rate. The Company exercised its right to convert the remaining 1,986 preferred shares to common shares on February 27, 2004. At March 31, 2004 there were no preferred shares outstanding.
      The difference between the initial carrying value of the preferred shares of $27.6 million and the redemption price of $34.8 million, after giving effect to conversions and repurchases through March 31, 2004, was accreted as a charge to accumulated deficit using the effective interest method over the five-year period from the date of issuance to the first available redemption date. The Company ceased accreting this charge to accumulated deficit when all remaining preferred shares were converted to common shares in February 2004.
      Warrants. Each share purchase warrant entitled the holder to purchase one common share at a price of $5.00. The warrants were not transferable except with the consent of the Company. On December 15, 2003, the Board of Directors of the Company resolved that the term of the Company’s 5,525,000 warrants issued in December 1999 would be extended by one year. The warrants expired January 1, 2005 instead of January 1, 2004. The modification of these warrants is treated as an exchange of the original warrant for a new warrant. The fair value of the new warrant is measured at the date the new warrant is issued and the value of the old warrant is its fair value immediately before its terms were modified. The additional incremental fair value of the new warrants is $2.0 million for the year ended March 31, 2004 and is considered a distribution to preferred shareholders and therefore is included in net loss available to common shareholders. On March 4,

LIONS GATE ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2004, 275,400 warrants were exercised and 275,400 common shares were issued. The Company received $1.4 million of proceeds. As at March 31, 2004, there were 5,249,600 warrants outstanding.
      In December 2004, the Company amended the outstanding warrants to allow the holders, at their option, to exercise by cashless exercise. Each warrant was exchangeable for Company common shares determined by taking the difference in the market price of the Company’s shares (defined as the average closing trading price per common share for the twenty consecutive trading days ending on the third day before the exercise date) less the exercise price of $5.00 and dividing this number by the market price. During December 2004, 1,993,250 warrants were exercised by cashless exercise resulting in the issuance of 1,052,517 common shares. The remaining 1,088,000 warrants expired January 1, 2005. As of March 31, 2005, no warrants were outstanding.

11.	Accumulated Other Comprehensive Income (Loss)
      Components of accumulated other comprehensive income (loss) are as follows:

			Unrealized
	Foreign		Gain (Loss)	Accumulated
	Currency	Unrealized	on Foreign	Other
	Translation	Loss on	Exchange	Comprehensive
	Adjustments	Securities	Contracts	Income (Loss)

	(Amounts in thousands)
Balance at March 31, 2003	$(7,535)	$(32)	$—	$(7,567)
Current year change	(440)	—	622	182

Balance at March 31, 2004	(7,975)	(32)	622	(7,385)
Current year change	2,374	32	(318)	2,088

Balance at March 31, 2005	$(5,601)	$—	$304	$(5,297)

12.	Capital Stock

(a)	Common Shares
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
      The Company’s Series B preferred shares have been included in shareholders’ equity.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(c)	Stock-Based Compensation Plans
      The shareholders approved an Employees’ and Directors’ Equity Incentive Plan (the “Plan”) that provides for the issue of up to 8.0 million common shares of the Company to eligible employees, directors and service providers of the Company and its affiliates. On July 25, 2003, the Board of Directors increased the number of shares authorized for stock options from 8.0 million to 9.0 million. Of the 9.0 million common shares allocated for issuance, up to a maximum of 250,000 common shares may be issued as discretionary bonuses in accordance with the terms of a share bonus plan. During fiscal 2004, no shares were issued under the share bonus plan.
      The Plan authorizes the granting of options to purchase Company common shares at an option price at least equal to the weighted average price of the shares for the five trading days prior to the grant. The options generally vest with the recipient within three years of grant, and have a maximum term of five years.
      On June 28, 2004, the Board of Directors adopted the 2004 Performance Incentive Plan (the “2004 Plan”). The shareholders approved the 2004 Plan at the 2004 Annual Meeting held on September 14, 2004. With the approval of the 2004 Plan, no new awards were granted under the Plan subsequent to the 2004 Annual Meeting. Any remaining shares available for additional grant purposes under the Plan may be issued under the 2004 Plan. The 2004 Plan provides for the issue of up to an additional 2.0 million common shares of the Company to eligible employees, directors, officers and other eligible persons through the grant of awards and incentives for high levels of individual performance and improved financial performance of the Company. The 2004 Plan authorizes stock options, share appreciation rights, restricted shares, share bonuses and other forms of awards granted or denominated in the Company’s common shares. The per share exercise price of an option granted under the 2004 Plan generally may not be less than the fair market value of a common share of the Company on the date of grant. The maximum term of an option granted under the 2004 Plan is ten years from the date of grant. At March 31, 2005, 670,227 common shares were available for grant under the 2004 Plan.
      On November 13, 2001, the Board of Directors of the Company resolved that 750,000 options, granted to certain officers of the Company to purchase common shares of the Company, be revised as stock appreciation rights (“SARs”) which entitle the holders to receive cash only and not common shares. The amount of cash received will be equal to the amount by which the trading price of common shares on the exercise notice date exceeds the SARs price of $5.00 multiplied by the number of options exercised. Any twenty-day average trading price of common shares prior to the exercise notice date has to be $6.00 or above in order for the officers to exercise their SARs. These SARs are not considered part of the Employees’ and Directors’ Equity Incentive Plan. The Company measures compensation expense as the amount by which the market value of common shares exceeds the SARs price. At March 31, 2005, the market price of common shares was $11.05 and the SARs had all vested. The Company recorded stock compensation expense in the amount of $3.6 million in general and administration expenses in the consolidated statement of operations for the year ended March 31, 2005 (2004 — $0.9 million; 2003 — nil ). The expense is calculated by using the market price of common shares on March 31, 2005 less the SARs price, multiplied by the 750,000 SARs vested. At March 31, 2005, the Company has a stock-based compensation accrual in the amount of $4.5 million (March 31, 2004 — $0.9 million) included in accounts payable and accrued liabilities on the consolidated balance sheets relating to these SARs.
      On February 2, 2004, an officer of the Company was granted 1,000,000 SARs, which entitle the officer to receive cash only, and not common shares. The amount of cash received will be equal to the amount by which the trading price of common shares on the exercise notice date exceeds the SARs price of $5.20 multiplied by the number of SARs exercised. The SARs vest one quarter immediately on the award date and one quarter on each of the first, second and third anniversaries of the award date. These SARs are not considered part of the Employees’ and Directors’ Equity Incentive Plan. Applying FIN 28 “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans”, the Company is accruing compensation expense

LIONS GATE ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
over the service period, which is assumed to be the three year vesting period, using a graded approach and measures compensation cost as the amount by which the market value of common shares exceeds the SARs price times the SARs assumed to have vested under the graded approach. At March 31, 2005, the market price of common shares was $11.05. The Company recorded stock-based compensation expense related to these SARs in the amount of $4.3 million in general and administration expenses in the consolidated statement of operations for the year ended March 31, 2005, (2004 — nil). During the year ended March 31, 2005 the officer exercised 150,000 of the vested SARs and the Company paid $0.9 million. The total expense is calculated by using the market price of common shares on March 31, 2005 less the SARs price, multiplied by the remaining 591,152 SARs assumed to have vested and adding the actual expense of $0.9 million for the 150,000 SARs exercised. At March 31, 2005, the Company has a stock-based compensation accrual of $3.5 million (March 31, 2004 — nil), included in accounts payable and accrued liabilities on the accompanying consolidated balance sheets relating to these SARs.
      Changes in stock options granted and outstanding for fiscal 2003, 2004 and 2005 were as follows:

		Weighted Average
	Number of Shares	Exercise Price

Outstanding at March 31, 2002	8,168,162	$2.82
Granted	1,523,000	2.52
Exercised	—	—
Forfeited	(223,177)	3.39
Expired	(1,056,992)	3.52

Outstanding at March 31, 2003	8,410,993	2.73
Granted	2,215,500	2.98
Exercised	(955,562)	2.72
Forfeited	(260,022)	2.77
Expired	(143,746)	3.72

Outstanding at March 31, 2004	9,267,163	2.77
Granted	1,670,999	8.27
Exercised	(4,991,141)	2.78
Forfeited	(116,762)	6.48
Expired	(62,993)	2.98

Outstanding at March 31, 2005	5,767,266	$4.29

      Outstanding and exercisable options at March 31, 2005 were as follows:

	Weighted Average
	Remaining			Weighted Average	Weighted Average
	Contractual Life of			Exercise Price of	Exercise Price of
Price Range	Outstanding Options	Outstanding	Exercisable	Outstanding Options	Exercisable Options

$1.90 to $ 2.67	2.08 Years	2,086,887	1,632,851	$2.53	$2.53
$2.88 to $ 4.26	2.92 Years	2,045,171	1,631,574	$3.04	$3.02
$4.62 to $ 5.22	3.83 Years	121,000	56,996	$4.92	$4.83
$7.65 to $10.44	4.31 Years	1,514,208	121,497	$8.32	$7.65

	3.00 Years	5,767,266	3,442,918	$4.29	$2.98

      During the year ended March 31, 2005, two employees of the Company terminated their employment but continued to provide services as consultants. These employees had been granted 150,000 stock options, 66,668

LIONS GATE ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
of which had not vested as of the date of the change in employment status. The terms of the stock options require the grants to be forfeited upon change in status; however, the Company modified the terms to permit the two individuals to continue to vest in the options. The modified stock options that have not vested are accounted for prospectively as entirely new grants. Stock-based compensation expense of $0.3 million for the year ended March 31, 2005 was recorded in general and administration expenses in the consolidated statement of operations under the fair value method because the individuals are now non-employees. As of March 31, 2005, 16,667 of these stock options had not yet vested. The options will continue to be re-valued at each reporting date until the options fully vest.
      During the year ended March 31, 2004, the Company modified the terms of 3,048,000 options of certain officers of the Company, extending the expiry dates to coincide with their employment contract dates. The vesting period and exercise prices were unchanged. Under the intrinsic value method, used for reporting purposes, the modification of these options is treated as an exchange of the original award for a new award and the resulting expense is recorded as stock-based compensation expense. There was no additional compensation expense for the year ended March 31, 2005 (2004 — $0.7 million, 2003 — nil). Under the fair value method, used for disclosure purposes, the value of the new award is measured as the fair value at the date the new award is granted and the value of the old award is its fair value immediately before its terms were modified. At March 31, 2004, there are no additional service requirements on these options and the $0.8 million incremental fair value relating to these options was expensed for disclosure purposes for the year ended March 31, 2004.
      During the year ended March 31, 2004, the Company modified the terms of 250,000 options of a certain past director of the Company, amending the price of the options to be consistent with those granted to other Directors. The expiry date and vesting period were unchanged. Under the intrinsic value method, used for reporting purposes, the modification of these options is treated as an exchange of the original award for a new award and the resulting expense is recorded as stock-based compensation expense. The market price on the date of the modification was less than the exercise price resulting in no additional compensation cost. The options are valued using variable accounting for stock-based compensation until they are exercised, forfeited or expire. The additional compensation expense was not significant for the year ended March 31, 2005 (2004 — $0.9 million) as the options were exercised in May 2004. Under the fair value method, for disclosure purposes, the value of the new award is measured as the fair value at the date the new award is granted and the value of the old award is its fair value immediately before its terms were modified. At March 31, 2005 and 2004, there were no additional service requirements on these options and the incremental fair value relating to these options, which is not material, was expensed for disclosure purposes for the years ended March 31, 2005 and 2004.
      During the year ended March 31, 2004, additional stock-based compensation expense of $0.1 million was also recorded in general and administration expenses in the consolidated statements of operations.

13.	Acquisitions
      On December 15, 2003, the Company completed its acquisition of Film Holdings Co., the parent company of Artisan, an independent distributor and producer of film and entertainment content, for a total purchase price of $168.9 million consisting of $160.0 million in cash and direct transaction costs of $8.9 million. In addition, the Company assumed debt of $59.9 million and other obligations (including accounts payable and accrued liabilities, film obligations and other advances) of $144.0 million. Direct transaction costs are considered liabilities assumed in the acquisition, and as such, are included in the purchase price. Direct transaction costs include: amounts totaling $3.9 million paid to lawyers, accountants and other consultants; involuntary termination benefits totaling $4.9 million payable to certain Artisan employees terminated under a severance plan and various other amounts totaling $0.1 million. At March 31,

LIONS GATE ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2005 and 2004, the remaining liabilities under the severance plan were $0.2 million and $1.7 million, respectively, and are included in accounts payable and accrued liabilities on the consolidated balance sheets.
      The purchase price may be adjusted for the payment of additional consideration of up to $7.5 million contingent upon the results of specified feature films. At March 31, 2005, the contingent consideration cannot be reasonably estimated. When the contingency is resolved and if additional consideration becomes payable, the consideration will be recognized as an additional cost of the purchase.
      The acquisition was accounted for as a purchase, with the results of operations of Artisan consolidated from December 15, 2003. Goodwill of $135.3 million represents the excess of the purchase price over the fair value of the net identifiable tangible and intangible assets acquired. The allocation of the purchase price to the tangible and intangible assets acquired and liabilities assumed based on their fair values was as follows:

(Amounts in
thousands)
Cash and cash equivalents	$19,946
Accounts receivable, net	37,842
Investment in films and television programs	170,224
Intangible assets	5,100
Other tangible assets acquired	4,472
Goodwill	135,277
Bank loans	(54,900)
Subordinated note	(5,000)
Other liabilities assumed	(144,024)

Total	$168,937

      During the year ended March 31, 2005, the allocation of the purchase price was adjusted resulting in a decrease in accounts receivable of $0.8 million, an increase in investment in films and television programs of $3.5 million, an increase in other liabilities of $3.4 million and an increase in goodwill of $0.8 million.
      Severance and relocation costs incurred by Lions Gate, associated with the acquisition of Artisan, are not included in the purchase price and, as such, were recorded in the consolidated statement of operations for the year ended March 31, 2004. Severance and relocation costs of $5.6 million included property lease abandonment costs of $2.5 million, the write-off of capital assets no longer in use of $2.1 million and severance of $1.0 million. At March 31, 2005, the remaining liabilities under the severance plan are nil (March 31, 2004 — $0.4 million) and are included in accounts payable and accrued liabilities on the consolidated balance sheets. At March 31, 2005, the remaining liabilities for the property lease abandonment are $1.7 million (March 31, 2004 — $2.3 million) and are included in accounts payable and accrued liabilities in the consolidated balance sheets.
      The following unaudited pro forma condensed consolidated statements of operations presented below illustrate the results of operations of the Company as if the following transactions occurred at April 1, 2002:

(a) sold 28,750,000 common shares at a public offering price of $2.70 per share for which the Company received $73.5 million of net proceeds, after deducting underwriting expenses, and incurred offering expenses of $0.5 million. (Refer to note 12(a)).

(b) issued $60.0 million of 4.875% Convertible Senior Subordinated Notes by Lions Gate Entertainment Inc., a wholly owned subsidiary of the Company. The Company received $57 million of net proceeds, after paying placement agents’ fees, and incurred offering expenses of $0.3 million. (Refer to note 8).

LIONS GATE ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(c) entered into an Amended and Restated Credit, Security, Guaranty and Pledge Agreement for a $350 million credit facility consisting of a $135 million five-year term loan and a $215 million five-year revolving credit facility. (Refer to note 6).

(d) acquired Artisan as described above.

	Year Ended	Year Ended
	March 31, 2004	March 31, 2003

	(Unaudited)
	(Amounts in thousands, except per
	share amounts)
Revenues	$589,339	$650,186
Operating Income (Loss)	$(59,623)	$79,253
Net Income (Loss)	$(85,061)	$40,458
Net Income (Loss) Available to Common Shareholders	$(88,122)	$37,491
Basic and Diluted Income (Loss) Per Common Share	$(1.02)	$0.52
Weighted Average Common Shares Outstanding	86,271	71,982

14.	Direct Operating Expenses

	Year Ended	Year Ended	Year Ended
	March 31, 2005	March 31, 2004	March 31, 2003

	(Amounts in thousands)
Amortization of films and television programs	$213,346	$136,082	$106,435
Participation and residual expense	143,329	37,974	20,697
Amortization of acquired intangible assets	2,192	1,089	1,737
Other expenses	(2,945)	6,153	5,053

	$355,922	$181,298	$133,922

      Other expenses include direct operating expenses related to the studio facility, a $0.7 million gain on the disposition of operating assets and liabilities of a division of the television segment and provision for doubtful accounts. The negative other expenses for the year ended March 31, 2005 is due to a reversal of the provision for doubtful accounts of $4.6 million. The reversal is primarily due to collection of accounts receivable during fiscal 2005 that were previously provided for.

15.	Income Taxes
      The Company’s Canadian and United States pretax income (loss) are as follows:

	Year Ended	Year Ended	Year Ended
	March 31, 2005	March 31, 2004	March 31, 2003

	(Amounts in thousands)
Canada	$8,359	$(14,477)	$(3,162)
United States	20,869	(77,246)	3,560

	$29,228	$(91,723)	$398

LIONS GATE ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company’s current and deferred income tax provision (benefits) are as follows:

	Year Ended	Year Ended	Year Ended
	March 31, 2005	March 31, 2004	March 31, 2003

	(Amounts in thousands)
Current	$2,664	$373	$1,821
Deferred	6,283	—	—

	$8,947	$373	$1,821

CANADA
Current	$569	$373	$1,438
Deferred	—	—	—

	569	373	1,438

UNITED STATES
Current	2,095	—	383
Deferred	6,283	—	—

	8,378	—	383

Total	$8,947	$373	$1,821

      The differences between income taxes expected at Canadian statutory income tax rates and the income tax provision (benefit) are as set forth below:

	Year Ended	Year Ended	Year Ended
	March 31, 2005	March 31, 2004	March 31, 2003

	(Amounts in thousands)
Income taxes (tax benefits) computed at Federal statutory rate of 35%	$10,230	$(31,186)	$135
Foreign and provincial operations subject to different income tax rates	400	150	(18,104)
State income tax	1,459	—	—
Income and expenses not includable or deductible for income tax purposes	(491)	1,000	168
Increase (decrease) in valuation allowance	(2,651)	30,409	19,622

	$8,947	$373	$1,821

      Although the Company is incorporated under Canada law, the majority of its global operations are currently subject to tax in the U.S. As a result, the Company believes it is more appropriate to use the U.S. Federal statutory rate in its reconciliation of the statutory rate to its reported income tax rate.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The income tax effects of temporary differences between the book value and tax basis of assets and liabilities are as follows:

	March 31, 2005	March 31, 2004

	(Amounts in thousands)
CANADA
Assets
Net operating losses	$13,687	$12,778
Accounts payable	588	588
Property and equipment	1,056	1,056
Other	27	27
Valuation allowance	(9,733)	(8,824)

	5,625	5,625

Liabilities
Property and equipment	(5,611)	(5,611)
Other	(14)	(14)

Net Canada	—	—

UNITED STATES
Assets
Net operating losses	74,583	85,317
Accounts payable	4,329	2,764
Other assets	6,803	6,218
Reserves	33,236	24,756
Property and equipment	1,095	1,613
Other	2,719	2,271
Valuation allowance	(75,945)	(71,091)

	46,820	51,848
Liabilities
Investment in film and television programs	(42,061)	(45,460)
Accounts receivable	(3,960)	(3,960)
Property and equipment	—	(1,573)
Other	(799)	(855)

Net United States	—	—

TOTAL	$—	$—

      Due to the uncertainty surrounding the timing of realizing the benefits of its deferred tax assets in future tax returns, the Company has recorded a valuation allowance against its deferred tax assets. The valuation allowance increased by approximately $5.8 million for the year ended March 31, 2005. Approximately $10 million of this increase is attributable to deductions associated with the exercise of stock options. In addition, the Company reduced the valuation allowance and goodwill by $6.3 million resulting in a deferred tax expense upon the utilization of pre-acquisition net operating losses.
      At March 31, 2005, the Company had U.S. net operating loss carry forwards of approximately $212 million available to reduce future federal and state taxable income which expire beginning in 2007 through 2024. Certain of these net operating losses are subject to limitations provided under U.S. federal and state income tax laws. The Company also has U.S. capital loss carry forwards of $25.8 million which expire in 2008. At March 31, 2005, the Company had Canadian loss carry forwards of $29.8 million which expire beginning in 2006 through 2013. At March 31, 2005, approximately $6 million of the valuation allowance attributable to U.S. loss carry forwards would, to the extent those losses were utilized reduce goodwill. At March 31, 2005, approximately $10 million of the valuation allowance is attributable to deductions associated

LIONS GATE ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
with the exercise of stock options which would be recorded as an addition to equity upon the reversal of the valuation allowance.

16.	Government Assistance
      Tax credits earned for the year ended March 31, 2005 totaled $15.1 million (2004 — $16.7 million; 2003 — $4.1 million). Accounts receivable at March 31, 2005 includes $11.8 million with respect to tax credits receivable (2004 — $16.8 million).
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
      Segmented information by business is as follows:

	Year Ended	Year Ended	Year Ended
	March 31, 2005	March 31, 2004	March 31, 2003

	(Amounts in thousands)
Segment revenues
Motion Pictures	$755,328	$308,922	$200,095
Television	82,769	60,714	59,413
Studio Facilities	4,489	6,274	5,406

	$842,586	$375,910	$264,914

Segment profit (loss)
Motion Pictures	$80,172	$(45,317)	$24,178
Television	12,200	1,526	(1,738)
Studio Facilities	2,155	4,021	3,497

	$94,527	$(39,770)	$25,937

LIONS GATE ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Segment profit (loss) is defined as segment revenue less segment direct operating, distribution and marketing and general and administration expenses and severance and relocation costs. The reconciliation of total segment profit (loss) to the Company’s income (loss) before income taxes is as follows:

	Year Ended	Year Ended	Year Ended
	March 31, 2005	March 31, 2004	March 31, 2003

	(Amounts in thousands)
Company’s total segment profit (loss)	$94,527	$(39,770)	$25,937
Less:
Corporate general and administration	(41,604)	(16,577)	(11,615)
Corporate severance and relocation costs	—	(4,487)	—
Write-down of other assets	—	(11,686)	—
Depreciation	(3,159)	(3,198)	(1,846)
Interest	(23,140)	(14,042)	(8,934)
Interest rate swaps mark-to-market	2,752	206	(3,163)
Other income	159	—	—
Minority interests	(107)	—	—
Gain on sale of equity interests	—	—	2,131
Equity interests	(200)	(2,169)	(2,112)

Income (loss) before income taxes	$29,228	$(91,723)	$398

      Revenue by geographic location, based on the location of the customers, with no other foreign country individually comprising greater than 10% of total revenue, is as follows:

	Year Ended	Year Ended	Year Ended
	March 31, 2005	March 31, 2004	March 31, 2003

	(Amounts in thousands)
Canada	$45,252	$24,620	$24,027
United States	698,341	307,400	210,153
Other foreign	98,993	43,890	30,734

	$842,586	$375,910	$264,914

      Assets by geographic location are as follows:

	March 31, 2005	March 31, 2004

	(Amounts in thousands)
Canada	$63,379	$57,160
United States	791,250	705,523

	$854,629	$762,683

      Goodwill by reportable business segment is as follows:

	March 31, 2005	March 31, 2004

	(Amounts in thousands)
Motion Pictures	$154,012	$159,495
Television	5,270	5,409
Studios	1,900	1,900

	$161,182	$166,804

      Total amount of revenue from a customer representing greater than 10% of consolidated revenues for the year ended March 31, 2005 was $175.5 million (2004 — $42.5 million) and was included in the motion pictures reporting segment. Accounts receivable due from two customers were approximately 23% and 14%, respectively, of consolidated gross accounts receivable at March 31, 2005. The total amount of gross accounts receivable due from these customers were approximately $50.7 million and $29.3 million, respectively, at

LIONS GATE ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
March 31, 2005. Accounts receivable due from a customer was approximately 20% of consolidated gross accounts receivable at March 31, 2004. The total amount of gross accounts receivable due from the customer was approximately $38.2 million at March 31, 2004.

18.	Commitments and Contingencies
      Debt and Other Financing Obligations. Future annual repayments on debt and other financing obligations, initially incurred for a term of more than one year, as of March 31, 2005 are as follows:

	Year Ended March 31,

	2006	2007	2008	2009	2010	Thereafter	Total

	(Amounts in thousands)
Bank loans	$1,162	$—	$—	$—	$—	$—	$1,162
Film obligations — Minimum guarantees initially incurred for a term of more than one year	24	5,620	12,437	—	—	—	18,081
Film obligations — Film productions	2,523	7,641	—	—	—	—	10,164
Subordinated notes	5,000	—	—	—	—	385,000	390,000
Mortgages payable	2,731	1,074	1,991	12,844	—	—	18,640

	$11,440	$14,335	$14,428	$12,844	$—	$385,000	$438,047

      Contractual Commitments. Future annual commitments under contractual obligations as of March 31, 2005 by maturity rate are as follows:

	2006	2007	2008	2009	2010	Thereafter	Total

	(Amounts in thousands)
Operating leases	$2,796	$2,243	$2,167	$479	$42	$—	$7,727
Employment and consulting contracts	13,496	6,610	1,717	—	—	—	21,823
Unconditional purchase obligations	53,517	13,888	1,100	1,000	—	—	69,505
Distribution and marketing commitments	13,005	20,000	—	—	—	—	33,005

	$82,814	$42,741	$4,984	$1,479	$42	$—	$132,060

      Unconditional purchase obligations relate to the purchase of film rights for future delivery and future film production and development obligations.
      Operating Leases. The Company has operating leases for offices and equipment. The Company incurred rental expense of $3.9 million during the year ended March 31, 2005 (2004 — $2.3 million, 2003 — $1.7 million). The Company earned sublease income of $1.1 million during the year ended March 31, 2005 (2004 — $0.7 million, 2003 — $0.6 million).
      Contingencies. The Company is from time to time involved in various claims, legal proceedings and complaints arising in the ordinary course of business. The Company does not believe that adverse decisions in any such pending or threatened proceedings, or any amount which the Company might be required to pay by reason thereof, would have a material adverse effect on the financial condition or future results of the Company.
      The Company has provided an accrual for estimated losses under the above matters as of March 31, 2005, in accordance with FAS 5 “Accounting for Contingencies.”

19.	Financial Instruments

(a)	Credit Risk
      Concentration of credit risk with the Company’s customers is limited due to the Company’s customer base and the diversity of its sales throughout the world. The Company performs ongoing credit evaluations and

LIONS GATE ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
maintains a provision for potential credit losses. The Company generally does not require collateral for its trade accounts receivable. Accounts receivable include amounts receivable from Canadian governmental agencies in connection with government assistance for productions as well as amounts due from customers. Amounts receivable from governmental agencies amounted to 7.9% of accounts receivable, net at March 31, 2005 (2004 — 13.4%).

(b)	Forward Contracts
      The Company enters into forward foreign exchange contracts to hedge its foreign currency exposures on future production expenses denominated in Canadian dollars. As of March 31, 2005, the Company had outstanding contracts to sell US$8.8 million in exchange for CDN$11.1 million over a period of twenty weeks at a weighted average exchange rate of CDN$1.2609. Changes in the fair value representing an unrealized fair value gain on foreign exchange contracts outstanding during the year ended March 31, 2005 amounted to $0.3 million and are included in accumulated other comprehensive income (loss), a separate component of shareholders’ equity. During the year ended March 31, 2005, the Company completed foreign exchange contracts denominated in Canadian dollars. The net gains resulting from the completed contracts were $0.8 million. These contracts are entered into with a major financial institution as counterparty. The Company is exposed to credit loss in the event of nonperformance by the counterparty, which is limited to the cost of replacing the contracts, at current market rates. The Company does not require collateral or other security to support these contracts.

(c)	Interest Rate Swaps
      The Company entered into a $350 million credit facility in December 2003 consisting of a $200 million U.S. dollar-denominated revolving credit facility, a $15 million Canadian dollar-denominated revolving credit facility and a $135 million U.S. dollar-denominated term-loan. By December 31, 2004, the Company had repaid the term loan in full, thereby reducing the credit facility to $215 million at March 31, 2005 (refer to note 6). The revolving credit facility bears interest at 2.75% over the Adjusted LIBOR or the Canadian Bankers Acceptance rate. The Company entered into a $100 million interest rate swap at an interest rate of 3.08%, commencing January 2003 and ending September 2005. The swap is in effect as long as three month LIBOR is less than 5.0%. During the year ended March 31, 2005, the Company recorded interest expense of $1.3 million (2004 — $1.9 million) associated with the interest swap agreement. Fair value of the interest rate swap at March 31, 2005 is $0.1 million (March 31, 2004 — negative $2.3 million). Changes in the fair value representing a fair valuation gain on the interest rate swap during the year ended March 31, 2005 amount to $2.5 million (2004 — $0.8 million) and is included in the consolidated statements of operations. This contract is entered into with a major financial institution as counterparty. The Company is exposed to credit loss in the event of nonperformance by the counterparty, which is limited to the cost of replacing the contract, at current market rates. The Company does not require collateral or other security to support this contract.
      A subsidiary of the Company entered into a CDN$20 million interest rate swap at a fixed interest rate of 5.62%, commencing September 2003 and ending September 2008. The subsidiary entered into the interest rate swap as a condition of its loan which states the interest rates under the facility are to be fixed either by way of a fixed rate term loan or by way of an interest rate swap. During the year ended March 31, 2005, the subsidiary recorded interest expense of $1.3 million (2004 — $1.0 million), including amounts incurred under the interest rate swap, that approximates the amount they would have paid if they had entered into a fixed rate loan agreement. Fair value of the interest rate swap at March 31, 2005 is negative $0.3 million (2004 — negative $0.6 million). Change in the fair value representing a fair valuation gain on the interest rate swap during the year ended March 31, 2005 amount to $0.3 million (2004 — loss of $0.6 million) and is included in the consolidated statements of operations. This contract is entered into with a major financial institution as counterparty. The subsidiary is exposed to credit loss in the event of nonperformance by the counterparty, which is limited to the cost of replacing the contract, at current market rates.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.	Supplementary Cash Flow Statement Information
      (a) Interest paid during the year ended March 31, 2005 amounted to $14.8 million (2004 — $11.7 million; 2003 — $8.6 million).
      (b) Income taxes paid during the year ended March 31, 2005 amounted to $0.5 million (2004 — $1.9 million; 2003 — $1.2 million).

21.	Reconciliation to Canadian GAAP
      The consolidated financial statements of the Company have been prepared in accordance with U.S. GAAP. The material differences between the accounting policies used by the Company under U.S. GAAP and Canadian GAAP are disclosed below in accordance with the provisions of the Securities and Exchange Commission and the National Instrument adopted by certain securities authorities in Canada.
      Under Canadian GAAP, the net income (loss) and income (loss) per share figures for the years ended March 31, 2005, 2004 and 2003, and the shareholders’ equity as at March 31, 2005 and 2004 are as follows:

	Net Income (Loss)
				Shareholders’ Equity
	Year Ended	Year Ended	Year Ended
	March 31,	March 31,	March 31,	March 31,	March 31,
	2005	2004	2003	2005	2004

		(Restated)	(Restated)
	(Amounts in thousands, except per share amounts)
AS REPORTED UNDER U.S. GAAP	$20,281	$(92,096)	$(1,423)	$117,139	$69,609
Adjustment for capitalized pre-operating costs(a)	—	(614)	(614)	—	—
Interest rate swaps mark-to-market(b)	(632)	(206)	3,163	2,325	2,957
Adjustment for consolidation of CinéGroupe(j)	—	(2,333)	—	—	—
Accounting for business combinations(c)	—	—	—	1,145	1,145
Accounting for income taxes(d)	—	—	—	(1,900)	(1,900)
Accounting for stock-based compensation(i)	(1,946)	(721)	(1,688)	—	—
Adjustment for accretion on subordinated notes(e)	(5,615)	(809)	—	(6,424)	(809)
Adjustment for amortization of subordinated note issue costs(e)	434	48	—	482	48
Adjustment for amortization and write-off of deferred bank loan financing costs(f)	(98)	98	—	—	98
Reclassification of conversion feature of subordinated notes to shareholders’ equity(e)	—	—	—	74,854	16,269
Other comprehensive income (loss) (net of tax of nil)(g)	—	—	—	(304)	(590)

NET INCOME (LOSS)/ SHAREHOLDERS’ EQUITY UNDER CANADIAN GAAP	$12,424	$(96,633)	$(562)	$187,317	$86,827

INCOME (LOSS) PER COMMON SHARE UNDER CANADIAN GAAP
BASIC	$0.13	$(1.42)	$(0.10)

DILUTED	$0.12	$(1.42)	$(0.10)

LIONS GATE ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Reconciliation of movement in Shareholders’ Equity under Canadian GAAP:

	March 31,	March 31,	March 31,
	2005	2004	2003

	(Amounts in thousands)
BALANCE AT BEGINNING OF THE YEAR	$86,827	$74,717	$75,394
Increase in common shares	24,850	120,355	1,688
Increase (decrease) in preferred shares	—	(32,519)	1,768
Increase in contributed surplus(e)(h)	60,842	20,528	—
Deconsolidation of CinéGroupe’s net deficiency in equity	—	2,333	—
Dividends paid on Series A preferred shares	—	(387)	(1,584)
Accretion on Series A preferred shares(e)	—	(1,127)	(2,049)
Net income (loss) under Canadian GAAP	12,424	(96,633)	(562)
Adjustment to cumulative translation adjustments account(g)	2,374	(440)	62

BALANCE AT END OF THE YEAR	$187,317	$86,827	$74,717

(a)	Accounting for Capitalized Pre-operating Period Costs — One-hour Series Business
      Under U.S. GAAP, all start-up costs are required to be expensed as incurred. Under Canadian GAAP, the Company deferred certain pre-operating costs related to the launch of the television one-hour series business amounting to $3.0 million. This amount was amortized over five years commencing in the year ended March 31, 2000 and was fully amortized by March 31, 2004.

(b)	Interest Rate Swaps Mark-to-Market
      Under U.S. GAAP, the interest swaps do not meet the criteria of effective hedges and therefore the fair valuation gain of $2.5 million for the year ended March 31, 2005 (2004 — gain of $0.8 million) on the Company’s interest swap and fair valuation gain of $0.3 million for the year ended March 31, 2005 (2004 — loss of $0.6 million) on a subsidiary company’s interest swap are recorded in the consolidated statement of operations.
      Under Canadian GAAP, until April 1, 2004, the interest rate swaps were determined to be effective hedges under Canadian Institute of Chartered Accountants (“CICA”) Section 3860, “Financial Instruments — Disclosure and Presentation”, and no fair valuation adjustments were recorded. In December 2001, the CICA released Accounting Guideline (“AcG-13”), “Hedging Relationships”, to be applied by companies for periods beginning on or after July 1, 2003. The standard establishes criteria to identify, designate, document and determine the effectiveness of hedging relationships, for the purpose of applying hedge accounting and provides guidance on the discontinuance of hedge accounting. Under Canadian GAAP the Company has adopted AcG-13 effective April 1, 2004 and determined the interest rate swaps do not meet the criteria of effective hedges and therefore the fair valuation gain of $2.5 million for the year ended March 31, 2005 on the Company’s interest swap and fair valuation gain of $0.3 million for the year ended March 31, 2005 on a subsidiary company’s interest swap are recorded in the consolidated statement of operations, which is consistent with U.S. GAAP.
      The transitional provisions of AcG-13 provide that when an entity terminates its designation of a hedging relationship or a hedging relationship ceases to be effective, hedge accounting is not applied to gains, losses, revenues or expenses arising subsequently. However, the hedge accounting applied to the hedging relationship in prior periods is not reversed. Any gains, losses, revenues or expenses deferred previously as a result of applying hedge accounting continue to be carried forward for subsequent recognition in income in the same period as the corresponding gains, losses, revenues or expenses associated with the hedged item. Accordingly,

LIONS GATE ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
under Canadian GAAP at April 1, 2004 the Company recorded the fair values of the interest rate swaps totaling $3.0 million on the consolidated balance sheet and recorded the off-setting entry to deferred assets which is being amortized straight-line to interest expense over the terms of the interest rate swaps. This results in an additional interest expense the year ended March 31, 2005 of $0.6 million.

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
      SFAS 109 requires deferred tax assets and liabilities be recognized for temporary differences, other than non-deductible goodwill, arising in a business combination. In the year ended March 31, 2000, under U.S. GAAP, goodwill was increased to reflect the additional deferred tax liability resulting from temporary differences arising on the acquisition of Lions Gate Studios in fiscal 1999. Under Canadian GAAP, the Company recorded a charge to retained earnings when the deferred tax liability was established upon adoption of the applicable accounting standard in 2001; accordingly, there is a difference in the carrying amount of goodwill arising in the business combination of $1.9 million as at March 31, 2005 (March 31, 2004 — $1.9 million).

(e)	Reclassification of Conversion Feature of Subordinated Notes, Accretion on Subordinated Notes and Amortization of Subordinated Notes Issue Costs
      Under U.S. GAAP, the conversion feature of the 4.875% Notes, as explained in note 8, is not accounted for separately. Under Canadian GAAP, the conversion feature of the 4.875% Notes is valued at $16.3 million, net of placement agents’ fees and offering expenses of $1.0 million and, accordingly, shareholders’ equity is increased by $16.3 million. Under U.S. GAAP the principal amount and the carrying amount of the 4.875% Notes are the same and therefore no accretion is required whereas, under Canadian GAAP, the difference between the principal amount of $60.0 million and the original net carrying amount of $42.7 million is being accreted on a straight-line basis over seven years as a charge to interest. Under U.S. GAAP all of the placement agents’ fees and offering expenses are capitalized and amortized over seven years as a charge to interest expense whereas, under Canadian GAAP, the placement agents’ fees and offering expenses have been allocated to the conversion feature and to debt. The portion allocated to debt is being amortized on a straight-line basis over seven years as a charge to interest expense.
      Under U.S. GAAP, the conversion feature of the 2.9375% Notes, as explained in note 8, is not accounted for separately. Under Canadian GAAP, the conversion feature of the 2.9375% Notes is valued at $25.7 million, net of placement agents’ fees and offering expenses of $0.8 million and, accordingly, shareholders’ equity is increased by $25.7 million. Under U.S. GAAP the principal amount and the carrying amount of 2.9375% Notes are the same and therefore no accretion is required whereas, under Canadian GAAP, the difference between the principal amount of $150.0 million and the original net carrying amount of $123.5 million is being accreted on a straight-line basis over five years, the time to the first potential redemption date by the Company, as a charge to interest. Under U.S. GAAP all of the placement agents’ fees and offering expenses are capitalized and amortized through the earliest redemption date of seven years as a charge to interest expense whereas, under Canadian GAAP, the placement agents’ fees and offering expenses have been allocated to the conversion feature and to debt. The portion allocated to debt is being amortized on a straight-line basis through the scheduled maturity date of twenty years as a charge to interest expense.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Under U.S. GAAP, the conversion feature of the 3.625% Notes, as explained in note 8, is not accounted for separately. Under Canadian GAAP, the conversion feature of the 3.625% Notes is valued at $32.9 million, net of placement agents’ fees and offering expenses of $1.0 million and, accordingly, shareholders’ equity is increased by $32.9 million. Under U.S. GAAP the principal amount and the carrying amount of 3.625% Notes are the same and therefore no accretion is required whereas, under Canadian GAAP, the difference between the principal amount of $175.0 million and the original net carrying amount of $141.1 million is being accreted on a straight-line basis over seven years, the time to the first potential redemption date by the Company, as a charge to interest. Under U.S. GAAP all of the placement agents’ fees and offering expenses are capitalized and amortized through the earliest redemption date of seven years as a charge to interest expense whereas, under Canadian GAAP, the placement agents’ fees and offering expenses have been allocated to the conversion feature and to debt. The portion allocated to debt is being amortized on a straight-line basis through the scheduled maturity date of twenty years as a charge to interest expense.

(f)	Accounting for Amortization and Write-Off of Deferred Bank Loan Financing Costs
      Under U.S. GAAP, deferred financing costs in the amount of $4.3 million allocated to the Company’s term loan was being amortized using the effective interest method over the term of the loan as a charge to interest expense whereas, under Canadian GAAP, the same amount was being amortized on a straight-line basis over the term of the loan. On December 31, 2004, the Company repaid its term loan and wrote off the deferred financing costs related to the term loan.

(g)	Comprehensive Income (Loss)
      Comprehensive loss consists of net income (loss) and other gains and losses affecting shareholders’ equity that, under U.S. GAAP are excluded from the determination of net income (loss). Under U.S. GAAP, comprehensive income (loss) includes cumulative translation adjustments, unrealized gains (losses) on securities and unrealized gains (losses) on foreign exchange contracts, net of income taxes of nil. Under Canadian GAAP, cumulative translation adjustments are included as a separate component of shareholders’ equity and unrealized gains (losses) on securities and foreign exchange contracts are not recorded.

(h)	Accounting for Stock Based Compensation
      In December 2003, the Canadian Institute of Chartered Accountants (“CICA”) amended Section 3870 to require companies to account for stock options using the fair value based method for fiscal years beginning on or after January 1, 2004. In accordance with the transitional alternatives permitted under amended Section 3870, the Company retroactively adopted the fair value based method of accounting for stock options and accordingly, the years ended March 31, 2004 and March 31, 2003 have been restated. The impact of this change for the year ended March 31, 2005 was to decrease net income and increase contributed surplus by $2.3 million (2004 — $2.5 million; 2003 — $1.7 million) and to decrease basic earnings per share by $0.02, respectively (2004 — $0.03; 2003 — $0.04).
      In accordance with CICA Section 3870, the following disclosures are provided about the costs of stock-based compensation awards using the fair value method. The weighted average estimated fair value of each stock option granted in the year ended March 31, 2005 was $2.80 (2004 — $0.86; 2003 — $0.58). The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for stock options granted: a dividend yield of 0%, expected volatility of 33% (2004 — 30%; 2003 — 30%), risk-free interest rate of 4.0% (2004 — 3.8%; 2003 — 2.6%) and expected life of five years (2004 — five years; 2003 — five years).
      During the year ended March 31, 2004, the Company modified the terms of 3,048,000 options of certain officers of the Company, extending the expiry dates to coincide with their employment contract dates. The

LIONS GATE ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
vesting period and exercise prices were unchanged (refer to note 12). Under U.S. GAAP the intrinsic value method is applied and under Canadian GAAP the fair value method is required to be applied.
      During the year ended March 31, 2004, the Company modified the terms of 250,000 options of a certain past director of the Company, amending the price of the options to be consistent with those granted to other Directors. The expiry date and vesting period were unchanged (refer to note 12). Under U.S. GAAP the intrinsic value method is applied and under Canadian GAAP the fair value method is required to be applied.

(i)	Income (Loss) per Share
      Basic and diluted income (loss) per common share under Canadian GAAP is calculated as follows:

	Year Ended	Year Ended	Year Ended
	March 31, 2005	March 31, 2004	March 31, 2003

	(Amounts in thousands, except per share amounts)
Numerator:
Net income (loss)	$12,424	$(96,633)	$(562)
Less:
Modification of warrants	—	(2,031)	—
Dividends on Series A preferred shares	—	(387)	(1,584)
Accretion on Series A preferred shares	—	(1,127)	(2,049)

Net income (loss) available to common shareholders	$12,424	$(100,178)	$(4,195)

Denominator:
Weighted average common shares outstanding:
Basic	97,610	70,656	43,232

Diluted	103,375	70,656	43,232

Income (loss) per share:
Basic	$0.13	$(1.42)	$(0.10)

Diluted	$0.12	$(1.42)	$(0.10)

      On December 15, 2003, the Board of Directors of the Company resolved that the term of the Company’s 5,525,000 warrants issued in December 1999 would be extended by one year. The warrants expired January 1, 2005 instead of January 1, 2004. The modification of these warrants is treated as an exchange of the original warrant for a new warrant. The fair value of the new warrant is measured at the date the new warrant is issued and the value of the old warrant is its fair value immediately before its terms were modified. Under U.S. GAAP, the additional incremental fair value of the new warrant is $2.0 million for the year ended March 31, 2004 and is considered a distribution to preferred shareholders and therefore is included in net loss available to common shareholders. Under Canadian GAAP, the additional incremental fair value of the new warrant is included for disclosure purposes only in the pro forma basic loss per common share table above.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Fully diluted income per common share under Canadian GAAP is calculated as follows:

Year Ended
March 31, 2005

(Amounts in
thousands, except
per share amounts)
Numerator:
Net income available to common shareholders	$12,424

Denominator:
Weighted average common shares outstanding	97,610
Share purchase options	4,861
Share purchase warrants	904

Adjusted weighted average common shares outstanding	103,375

Diluted income per common share	$0.12

      Under the “if-converted” method of calculating diluted earnings per share, the 4.875%, 2.9375% and 3.625% convertible senior subordinated notes were anti-dilutive for the year ended March 31, 2005 and were not reflected in diluted income per common share for that period. The share purchase options, the share purchase warrants, the Series A preferred shares, the convertible promissory notes and the 4.875% convertible senior subordinated notes, if outstanding, were anti-dilutive in each of the years ended March 31, 2004 and 2003 and were not reflected in diluted loss per common share for those periods.

(j)	Consolidated Financial Statements
      On July 10, 2001, as a condition of a $9.2 million equity financing with a third party, CinéGroupe’s Shareholders’ Agreement was amended to allow for certain participatory super-majority rights to be granted to the shareholders. Therefore, under U.S. GAAP, the Company was precluded from consolidating CinéGroupe and accounted for its 29.4% ownership of CinéGroupe, commencing April 1, 2001, using the equity method. Under Canadian GAAP, CinéGroupe was consolidated. For the years ended March 31, 2003 and 2002, there is no impact on net income (loss) under Canadian GAAP. During the year ended March 31, 2004, under U.S. GAAP, the Company’s investment in CinéGroupe was reduced to nil and therefore the Company did not record any additional losses under the equity method as it had no further funding requirements. However, under Canadian GAAP, under the consolidation method, the Company continued to consolidate CinéGroupe’s results until January 1, 2004 when the Company deconsolidated the assets and liabilities of CinéGroupe as described below.
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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Accounting for CinéGroupe using the consolidation method for the period April 1, 2003 to December 31, 2003 and for the year ending March 31, 2003 under Canadian GAAP would increase the unaudited condensed consolidated statements of operations items to the following amounts:

	Year Ended	Year Ended
	March 31, 2004	March 31, 2003

	(Amounts in thousands)
Revenues	$384,891	$293,073
Direct operating expenses	$191,849	$155,369
Distribution and marketing expenses	$207,065	$87,752
General and administration expenses	$45,446	$32,252
      At March 31, 2005 and March 31, 2004, CinéGroupe is being accounted for at cost and the investment is nil under Canadian and U.S. GAAP and, therefore, there are no differences on the consolidated balance sheets at March 31, 2005 or 2004.

(k)	Variable Interest Entities
      In January 2003, the FASB issued FIN 46, which is effective for financial statements of public companies that have special purpose entities for periods ending after December 15, 2003 and for public companies without special purpose entities for periods ending after March 15, 2004. The standard establishes criteria to identify VIEs and the primary beneficiary of such entities. An entity that qualifies as a VIE must be consolidated by its primary beneficiary. Accordingly, under U.S. GAAP, the Company has consolidated its VIE and special purpose entities as of March 31, 2005 and 2004. In June 2003, the CICA released AcG-15, “Consolidation of Variable Interest Entities”, to be applied by companies for periods beginning on or after November 1, 2004.
      The Company has identified Christal as a VIE, as the voting rights of some investors in Christal are not proportional to the economic interests and substantially all of Christal’s activities either involved or were conducted on behalf of the Company with the disproportionately fewer voting rights as of the determination date. Additionally, the Company has determined that it is the primary beneficiary as it would have to absorb greater than 50% of Christal’s expected losses and has the right to more than 50% of their expected residual returns. Accordingly, the Company has consolidated Christal under U.S. and Canadian GAAP as of March 31, 2005.
      Due to the effective date of March 31, 2004, only the balance sheet information of Christal was consolidated under U.S. GAAP as of March 31, 2004. Restatement or early adoption was not required. The impact of deconsolidating Christal under Canadian GAAP on the consolidated balance sheet at March 31, 2004 would be to decrease total assets to $755.0 million and to decrease liabilities to $685.4 million.

22.	Quarterly Financial Data (Unaudited)
      Certain quarterly information is presented below:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

	(Amounts in thousands, except per share amounts)
2005
Revenues	$188,724	$231,064	$190,398	$232,400
Direct operating expenses	$80,900	$95,249	$82,461	$97,312
Net income (loss)	$(11,462)	$8,330	$3,353	$20,060
Basic income (loss) per share	$(0.12)	$0.09	$0.03	$0.20
Diluted income (loss) per share	$(0.12)	$0.08	$0.03	$0.17

LIONS GATE ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

	(Amounts in thousands, except per share amounts)
2004
Revenues	$53,335	$93,051	$70,619	$158,905
Direct operating expenses	$22,456	$48,140	$42,535	$68,167
Net income (loss)	$(12,752)	$(274)	$(35,744)	$(43,326)
Basic and diluted income (loss) per share	$(0.28)	$(0.01)	$(0.43)	$(0.50)
      Basic and diluted income (loss) per share is based on the weighted average common shares outstanding at the end of each quarter.

23.	Consolidating Financial Information
      In December 2003, the Company sold $60.0 million of the 4.875% Notes, through its wholly owned U.S. subsidiary Lions Gate Entertainment Inc. (the “Issuer”). The 4.875% Notes, by their terms, are fully and unconditionally guaranteed by the Company. On April 2, 2004, the Company filed a registration statement on Form S-3 to register the resale of the 4.875% Notes and common shares issuable on conversion of the 4.875% Notes. On April 29, 2004, the registration statement was declared effective by the Securities and Exchange Commission (SEC).
      In October 2004, the Company sold $150.0 million of the 2.9375% Notes, through the Issuer. The 2.9375% Notes, by their terms, are fully and unconditionally guaranteed by the Company. On February 4, 2005, the Company filed a registration statement on Form S-3 to register the resale of the 2.9375% Notes and common shares issuable on conversion of the 2.9375% Notes. On March 3, 2005, the registration statement was declared effective by the SEC.
      In February 2005, the Company sold $175.0 million of the 3.625% Notes, through the Issuer. The 3.625% Notes, by their terms, are fully and unconditionally guaranteed by the Company. On March 29, 2005, and as amended April 6, 2005, the Company filed a registration statement on Form S-3 to register the resale of the 3.625% Notes and common shares issuable on conversion of the 3.625% Notes. On April 13, 2005, the registration statement was declared effective by the SEC.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following tables present condensed consolidating financial information as of March 31, 2005 and 2004 and for the years ended March 31, 2005, 2004 and 2003 for (1) the Company, on a stand-alone basis, (2) the Issuer, on a stand-alone basis, (3) the non-guarantor subsidiaries of the Company (including the subsidiaries of the Issuer) on a combined basis (collectively, the “Other Subsidiaries”) and (4) the Company on a consolidated basis.

	As of March 31, 2005

	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated

	(Amounts in thousands)
BALANCE SHEET
Assets
Cash and cash equivalents	$943	$106,356	$5,540	$—	$112,839
Restricted cash	—	—	2,913	—	2,913
Accounts receivable, net	35	69	149,915	—	150,019
Investment in films and television programs	—	—	367,376	—	367,376
Property and equipment	—	2,544	28,298	—	30,842
Goodwill	—	—	161,182	—	161,182
Other assets	92	19,517	9,849	—	29,458
Investment in subsidiaries	250,701	291,206	—	(541,907)	—
Deferred income taxes	1,896	—	(1,896)	—	—

	$253,667	$419,692	$723,177	$(541,907)	$854,629

Liabilities and Shareholders’ Equity (Deficiency)
Bank loans	$—	$—	$1,162	$—	$1,162
Accounts payable and accrued liabilities	143	21,074	112,983	—	134,200
Film obligations	—	—	130,770	—	130,770
Subordinated notes		385,000	5,000		390,000
Mortgages payable	—	—	18,640	—	18,640
Deferred revenue	—	—	62,459	—	62,459
Minority interests	—	—	259	—	259
Intercompany payables (receivables)	(134,932)	19,623	130,887	(15,578)	—
Intercompany equity	262,269	93,217	306,515	(662,001)	—
Shareholders’ equity (deficiency)	126,187	(99,222)	(45,498)	135,672	117,139

	$253,667	$419,692	$723,177	$(541,907)	$854,629

LIONS GATE ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended March 31, 2005

	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated

	(Amounts in thousands)
STATEMENT OF OPERATIONS
Revenues	$593	$—	$842,596	$(603)	$842,586
EXPENSES:
Direct operating	—	—	355,922	—	355,922
Distribution and marketing	—	—	364,281	—	364,281
General and administration	1,458	40,753	27,852	(603)	69,460
Depreciation	89	126	2,944	—	3,159

Total expenses	1,547	40,879	750,999	(603)	792,822

OPERATING INCOME (LOSS)	(954)	(40,879)	91,597	—	49,764

Other Expenses (Income):
Interest	75	21,087	1,978	—	23,140
Interest rate swaps mark-to-market	—	(2,453)	(299)	—	(2,752)
Other income	—	—	(159)	—	(159)
Minority interests	—	—	107	—	107

Total other expenses, net	75	18,634	1,627	—	20,336

INCOME (LOSS) BEFORE EQUITY INTERESTS AND INCOME TAXES	(1,029)	(59,513)	89,970	—	29,428
Equity interests	30,383	83,314	200	(113,697)	200

INCOME BEFORE INCOME TAXES	(31,412)	(142,827)	89,770	113,697	29,228
Income tax provision	6	—	8,941	—	8,947

NET INCOME (LOSS)	$(31,418)	$(142,827)	$80,829	$113,697	$20,281

LIONS GATE ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended March 31, 2005

	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated

	(Amounts in thousands)
STATEMENT OF CASH FLOWS
NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(30,031)	$119,534	$5,993	$—	$95,496

INVESTING ACTIVITIES:
Acquisition of Artisan Entertainment Inc., net of cash acquired	—	—	—	—	—
Cash received from disposition of assets, net	—	—	1,172	—	1,172
Purchase of property and equipment	—	(2,424)	(60)	—	(2,484)

NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	—	(2,424)	1,112	—	(1,312)

FINANCING ACTIVITIES:
Issuance of common shares	24,713	—	—	—	24,713
Financing fees paid	—	(1,612)	—	—	(1,612)
Increase in subordinated notes, net of issue costs	—	314,822	—		314,822
Decrease in bank loans	—	(324,700)	(411)	—	(325,111)
Decrease in mortgages payable	—	—	(1,894)	—	(1,894)

NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	24,713	(11,490)	(2,305)	—	10,918

NET CHANGE IN CASH AND CASH EQUIVALENTS	(5,318)	105,620	4,800	—	105,102
FOREIGN EXCHANGE EFFECT ON CASH	5,256	745	(5,353)	—	648
CASH AND CASH EQUIVALENTS — BEGINNING OF YEAR	1,005	(9)	6,093	—	7,089

CASH AND CASH EQUIVALENTS — END OF YEAR	$943	$106,356	$5,540	$—	$112,839

LIONS GATE ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended March 31, 2005

	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated

	(Amounts in thousands)
RECONCILIATION OF NET INCOME (LOSS) TO CANADIAN GAAP
AS REPORTED UNDER U.S. GAAP	$(31,418)	$(142,827)	$80,829	$113,697	$20,281
Interest rate swaps mark-to-market	(632)	(490)	(142)	632	(632)
Accounting for stock-based compensation	(1,946)	815	—	(815)	(1,946)
Adjustment for accretion on subordinated notes	(5,615)	(5,615)	—	5,615	(5,615)
Adjustment for amortization of bank loan financing costs	(98)	(98)	—	98	(98)
Adjustment for amortization of subordinated note issue costs	434	434	—	(434)	434

NET INCOME (LOSS) UNDER CANADIAN GAAP	$(39,275)	$(147,781)	$80,687	$118,793	$12,424

	As of March 31, 2005

	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated

	(Amounts in thousands)
RECONCILIATION OF SHAREHOLDERS’ EQUITY (DEFICIENCY) TO CANADIAN GAAP
AS REPORTED UNDER U.S. GAAP	126,187	(99,222)	(45,498)	135,672	117,139
Interest rate swaps mark-to-market	2,325	1,840	485	(2,325)	2,325
Accounting for business combinations	1,145	1,145	1,145	(2,290)	1,145
Accounting for income taxes	(1,900)	—	(1,900)	1,900	(1,900)
Adjustment for accretion on subordinated notes	(6,424)	(6,424)	—	6,424	(6,424)
Adjustment for amortization of subordinated note issue costs	482	482	—	(482)	482
Reclassification of conversion feature of subordinated notes to shareholders’ equity	74,854	—	—	—	74,854
Other comprehensive loss	(304)	(304)	(304)	608	(304)

SHAREHOLDERS’ EQUITY (DEFICIENCY) UNDER CANADIAN GAAP	$196,365	$(102,483)	$(46,072)	$139,507	$187,317

LIONS GATE ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of March 31, 2004

	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated

	(Amounts in thousands)
BALANCE SHEET
Assets
Cash and cash equivalents	$1,005	$(9)	$6,093	$—	$7,089
Accounts receivable, net	180	75	128,990	—	129,245
Investment in films and television programs	—	—	406,170	—	406,170
Property and equipment	87	236	29,338	—	29,661
Goodwill	—	—	166,804	—	166,804
Other assets	141	14,246	9,327	—	23,714
Investment in subsidiaries	224,828	210,688	—	(435,516)	—
Deferred income taxes	1,824	—	(1,824)	—	—

	$228,065	$225,236	$744,898	$(435,516)	$762,683

Liabilities and Shareholders’ Equity (Deficiency)
Bank loans	$—	$324,700	$1,474	$—	$326,174
Accounts payable and accrued liabilities	245	9,788	119,691	—	129,724
Film obligations	—	—	114,068	—	114,068
Subordinated notes		60,000	5,000		65,000
Mortgages payable	—	—	19,041	—	19,041
Deferred revenue	—	—	38,932	—	38,932
Minority interests	—	—	135	—	135
Intercompany payables (receivables)	(104,049)	(143,110)	262,738	(15,579)	—
Intercompany equity	262,260	93,217	306,545	(662,022)	—
Shareholders’ equity (deficiency)	69,609	(119,359)	(122,726)	242,085	69,609

	$228,065	$225,236	$744,898	$(435,516)	$762,683

LIONS GATE ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended March 31, 2004

	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated

	(Amounts in thousands)
STATEMENT OF OPERATIONS
Revenues	$1,328	$—	$375,329	$(747)	$375,910
EXPENSES:
Direct operating	—	—	181,298	—	181,298
Distribution and marketing	—	—	207,045	—	207,045
General and administration	1,698	15,152	26,723	(747)	42,826
Severance and relocation costs	119	4,946	510	—	5,575
Write-down of other assets	5,409	—	6,277	—	11,686
Depreciation	146	606	2,446	—	3,198

Total expenses	7,372	20,704	424,299	(747)	451,628

OPERATING LOSS	(6,044)	(20,704)	(48,970)	—	(75,718)

Other Expenses (Income):
Interest	(124)	11,655	2,511	—	14,042
Interest rate swaps mark-to-market	—	(833)	627	—	(206)

Total other expenses (income), net	(124)	10,822	3,138	—	13,836

LOSS BEFORE EQUITY INTERESTS AND INCOME TAXES	(5,920)	(31,526)	(52,108)	—	(89,554)
Equity interests	86,176	50,358	2,169	(136,534)	2,169

LOSS BEFORE INCOME TAXES	(92,096)	(81,884)	(54,277)	136,534	(91,723)
Income tax provision	—	—	373	—	373

NET LOSS	$(92,096)	$(81,884)	$(54,650)	$136,534	$(92,096)

LIONS GATE ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended March 31, 2004

	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated

	(Amounts in thousands)
STATEMENT OF CASH FLOWS
NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(63,538)	$(113,964)	$61,091	$—	$(116,411)

INVESTING ACTIVITIES:
Acquisition of Artisan Entertainment Inc., net of cash acquired	—	(148,870)	—	—	(148,870)
Purchase of property and equipment	—	(201)	(659)	—	(860)

NET CASH FLOWS USED IN INVESTING ACTIVITIES	—	(149,071)	(659)	—	(149,730)

FINANCING ACTIVITIES:
Issuance of common shares	107,162	—	—	—	107,162
Redemption of Series A preferred shares	(18,090)	—	—	—	(18,090)
Dividends paid on Series A preferred shares	(387)	—	—	—	(387)
Financing fees paid	(67)	(11,335)	—	—	(11,402)
Increase in subordinated notes, net of issue costs	—	56,347	—		56,347
Increase (decrease) in bank loans	(18,184)	216,116	(54,899)	—	143,033
Decrease in production loans	—	—	(1,273)	—	(1,273)
Increase (decrease) in mortgages payable	(12,186)	—	3,967	—	(8,219)

NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	58,248	261,128	(52,205)	—	267,171

NET CHANGE IN CASH AND CASH EQUIVALENTS	(5,290)	(1,907)	8,227	—	1,030
FOREIGN EXCHANGE EFFECT ON CASH	6,421	192	(7,405)	—	(792)
CASH AND CASH EQUIVALENTS — BEGINNING OF YEAR	(126)	1,706	5,271	—	6,851

CASH AND CASH EQUIVALENTS — END OF YEAR	$1,005	$(9)	$6,093	$—	$7,089

LIONS GATE ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended March 31, 2004

	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated

	(Amounts in thousands)
RECONCILIATION OF NET LOSS TO CANADIAN GAAP
AS REPORTED UNDER U.S. GAAP	$(92,096)	$(81,884)	$(54,650)	$136,534	$(92,096)
Adjustment for capitalized pre-operating costs	(614)	(614)	(614)	1,228	(614)
Interest rate swaps mark-to-market	(206)	(833)	627	206	(206)
Adjustment for consolidation of CinéGroupe	(2,333)	—	(2,333)	2,333	(2,333)
Accounting for stock-based compensation	(721)	(721)	—	721	(721)
Adjustment for accretion on subordinated notes	(809)	(809)	—	809	(809)
Adjustment for amortization of subordinated note issue costs	48	48	—	(48)	48
Adjustment for amortization of deferred bank loan financing costs	98	98	—	(98)	98

NET LOSS UNDER CANADIAN GAAP	$(96,633)	$(84,715)	$(56,970)	$141,685	$(96,633)

	As of March 31, 2004

	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated

	(Amounts in thousands)
RECONCILIATION OF SHAREHOLDERS’ EQUITY (DEFICIENCY) TO CANADIAN GAAP
AS REPORTED UNDER U.S. GAAP	$69,609	$(119,359)	$(122,726)	$242,085	$69,609
Interest rate swaps mark-to-market	2,957	2,330	627	(2,957)	2,957
Accounting for business combinations	1,145	1,145	1,145	(2,290)	1,145
Accounting for income taxes	(1,900)	—	(1,900)	1,900	(1,900)
Adjustment for accretion on subordinated notes	(809)	(809)	—	809	(809)
Adjustment for amortization of subordinated note issue costs	48	48	—	(48)	48
Adjustment for amortization of deferred bank loan financing costs	98	98	—	(98)	98
Reclassification of conversion feature of subordinated notes to shareholders’ equity	16,269	—	—	—	16,269
Other comprehensive loss	(590)	(590)	(590)	1,180	(590)

SHAREHOLDERS’ EQUITY (DEFICIENCY) UNDER CANADIAN GAAP	$86,827	$(117,137)	$(123,444)	$240,581	$86,827

LIONS GATE ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended March 31, 2003

	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated

	(Amounts in thousands)
STATEMENT OF OPERATIONS
REVENUES	$1,135	$—	$264,278	$(499)	$264,914
EXPENSES:
Direct operating	—	—	133,922	—	133,922
Distribution and marketing	—	—	87,403	—	87,403
General and administration	2,895	8,803	18,068	(499)	29,267
Depreciation	157	370	1,319	—	1,846

Total expenses	3,052	9,173	240,712	(499)	252,438

OPERATING INCOME (LOSS)	(1,917)	(9,173)	23,566	—	12,476

OTHER EXPENSES:
Interest	505	6,380	2,049	—	8,934
Interest rate swaps mark-to-market	—	3,163	—	—	3,163

Total other expenses	505	9,543	2,049	—	12,097

INCOME (LOSS) BEFORE ITEMS RELATED TO EQUITY METHOD INVESTEES AND INCOME TAXES	(2,422)	(18,716)	21,517	—	379
Gain on sale of equity interests	—	—	(2,131)	—	(2,131)
Equity interests	(999)	(18,403)	2,112	19,402	2,112

INCOME (LOSS) BEFORE INCOME TAXES	(1,423)	(313)	21,536	(19,402)	398
Income tax provision	—	9	1,812	—	1,821

NET INCOME (LOSS)	$(1,423)	$(322)	$19,724	$(19,402)	$(1,423)

LIONS GATE ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended March 31, 2003

	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated

	(Amounts in thousands)
STATEMENT OF CASH FLOWS
NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	$3,915	$9,724	$3,851	$—	$17,490

INVESTING ACTIVITIES:
Cash received from investment in Mandalay Pictures, LLC	—	—	6,634	—	6,634
Purchase of property and equipment	(3)	(1,270)	(521)	—	(1,794)

NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	(3)	(1,270)	6,113	—	4,840

FINANCING ACTIVITIES:
Dividends paid on Series A preferred shares	(1,584)	—	—	—	(1,584)
Financing fees paid	(16)	(150)	—	—	(166)
Decrease in bank loans	(8,069)	(8,000)	—	—	(16,069)
Decrease in production loans	—	—	(4,218)	—	(4,218)
Decrease in mortgages payable	—	—	(811)	—	(811)

NET CASH FLOWS USED IN FINANCING ACTIVITIES	(9,669)	(8,150)	(5,029)	—	(22,848)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(5,757)	304	4,935	—	(518)
FOREIGN EXCHANGE EFFECT ON CASH	4,980	162	(4,283)	—	859
CASH AND CASH EQUIVALENTS — BEGINNING OF YEAR	651	1,240	4,619	—	6,510

CASH AND CASH EQUIVALENTS — END OF YEAR	$(126)	$1,706	$5,271	$—	$6,851

LIONS GATE ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended March 31, 2003

	Lions Gate				Lions Gate
	Entertainment	Lions Gate	Other	Consolidating	Consolidated
	Corp.	Entertainment	Subsidiaries	Adjustments	Inc.

	(Amounts in thousands)
RECONCILIATION OF NET INCOME (LOSS) TO CANADIAN GAAP AS REPORTED UNDER U.S. GAAP	$(1,423)	$(322)	$19,724	$(19,402)	$(1,423)
Adjustment for capitalized pre- operating costs	(614)	(614)	(614)	1,228	(614)
Accounting for stock-based compensation	(1,688)	(1,688)	—	1,688	(1,688)
Interest rate swaps mark-to-market	3,163	3,163	—	(3,163)	3,163

NET INCOME (LOSS) UNDER CANADIAN GAAP	$(562)	$539	$19,110	$(19,649)	$(562)

24.	Related Party Transactions
      In February 2001, the Company entered into an agreement with Ignite, LLC, a company, in which the Vice Chairman, who is also a director, owns approximately 20%. This agreement terminated pursuant to its term in February 2003 and was not renewed. The agreement provided that Ignite will be paid a producer fee and a percentage of adjusted gross receipts for projects which commenced production during the term of the agreement and which were developed through a development fund financed by Ignite, LLC. During the year ended March 31, 2005 approximately $0.1 million was paid to Ignite, LLC under this agreement.
      In December 2003 and April 2005, the Company entered into distribution agreements with Cerulean, LLC, a company in which the Chief Executive Officer, who is also a director, and the Vice Chairman, who is also a director, each hold a 28% interest. Under the agreements Lions Gate obtained rights to distribute certain titles in home video and television media and Cerulean, LLC is entitled to receive royalties. During the year ended March 31, 2005 approximately $0.3 million was paid to Cerulean, LLC under these agreements.
      In September 2004, the Company entered into an agreement to purchase the right to a motion picture screenplay from the Vice Chairman, who is also a director. The agreement provides that the Vice Chairman will be paid a nominal amount for the purchase of the screenplay and will be entitled to box office bonuses and deferred compensation if certain thresholds are met. During the year ended March 31, 2005 only the nominal amount for the purchase of the screenplay was paid to the Vice Chairman under this agreement.
      During the year ended March 31, 2005, the Company paid the President and Chairman Emeritus (who was Chairman until December 2004), who is also a director, $0.2 million for consulting services provided in connection with Lions Gate’s Canadian and French Canadian operations. In March 2005, the Company entered into an agreement with a company owned 100% by the President and Chairman Emeritus. The agreement provides that the President and Chairman Emeritus will provide consulting services in connection with Lions Gate’s Canadian and French Canadian operations for a term of one year from April 1, 2005 and will receive a consulting fee of $0.2 million.
      Pursuant to the Company’s acquisition of Artisan in December 2003, the Chief Financial Officer, who was formerly an officer and stockholder of Artisan received approximately $0.1 million of the purchase price in exchange for his stock in Artisan. During the year ended March 31, 2005, the final distribution of the purchase price to Artisan stockholders was completed. The Chief Financial Officer received an insignificant amount of

LIONS GATE ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the proceeds distributed during the year ended March 31, 2005. The President of Lions Gate Entertainment Inc. and certain employees of Lions Gate, who became officer and employees of Lions Gate as a result of the acquisition, received approximately $0.5 million of the proceeds distributed during the year ended March 31, 2005.

25.	Subsequent Events (Unaudited)
      Maple Pictures Corp. On April 13, 2005, the Company announced new library and output agreements with Maple Pictures Corp., a Canadian corporation, for the distribution of motion picture, television and home video product in Canada. As part of this transaction, Maple Pictures Corp. purchased a majority of the Company’s interest in Christal, a number of production entities and other key distribution assets in Canada. Maple Pictures Corp. was formed by two former Lions Gate executives and a third-party equity investor. The Company also acquired a minority interest in Maple Pictures Corp. At March 31, 2005, the Company recorded a write down of $0.5 million on certain assets subsequently sold to Maple Pictures Corp. The write down was recorded in direct operating expenses on the consolidated statement of operations for the year ended March 31, 2005.