Form 10-Q
period 2005-06-30
LIONS GATE ENTERTAINMENT CORP /CN/
filed 2005-08-09
CIK 929351

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005
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
British Columbia V7J 3S5
and
2700 Colorado Avenue, Suite 200
Santa Monica, California 90404
(Address of principal executive offices)

Registrant’s telephone number, including area code:
(604) 983-5555

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑          No ☐
      As of August 1, 2005, 101,875,620 shares of the registrant’s no par value common stock were outstanding.

FORWARD LOOKING STATEMENTS
      This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases you can identify forward-looking statements by terms such as “may,” “intend,” “will,” “should,” “could,” “would,” “expects,” “believe,” “estimate,” or the negative of these terms, and similar expressions intended to identify forward-looking statements.
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
      Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, those risk factors found in our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 29, 2005, which is incorporated herein by reference.

PART I

Item 1.	Financial Statements.
LIONS GATE ENTERTAINMENT CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2005	2005

	(Unaudited)	(Note 2)
	(Amounts in thousands,
	except share amounts)
ASSETS
Cash and cash equivalents	$138,272	$112,839
Restricted cash	968	2,913
Accounts receivable, net of reserve for video returns of $51,208 (March 31, 2005 — $58,449) and provision for doubtful accounts of $6,133 (March 31, 2005 — $6,102)	102,439	150,019
Investment in films and television programs	365,595	367,376
Property and equipment	30,188	30,842
Goodwill	161,182	161,182
Other assets	31,417	29,458

	$830,061	$854,629

LIABILITIES
Bank loans	$—	$1,162
Accounts payable and accrued liabilities	139,605	134,200
Film obligations	144,188	130,770
Subordinated notes	385,000	390,000
Mortgages payable	18,109	18,640
Deferred revenue	48,286	62,459
Minority interests	—	259

	735,188	737,490

Commitments and Contingencies

SHAREHOLDERS’ EQUITY
Common shares, no par value, 500,000,000 shares authorized, 101,873,874 at June 30, 2005 and 101,843,708 at March 31, 2005 shares issued and outstanding	305,812	305,662
Series B preferred shares (10 shares issued and outstanding)	—	—
Restricted common share units	2,099	—
Unearned compensation	(2,099)	—
Accumulated deficit	(205,045)	(183,226)
Accumulated other comprehensive loss	(5,894)	(5,297)

	94,873	117,139

	$830,061	$854,629

See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended	Three Months Ended
	June 30, 2005	June 30, 2004

	(Amounts in thousands, except
	per share amounts)
Revenues	$194,229	$188,724
Expenses:
Direct operating	100,264	80,810
Distribution and marketing	93,481	98,066
General and administration	17,329	17,127
Depreciation	748	675

Total expenses	211,822	196,678

Operating Loss	(17,593)	(7,954)

Other Expense (Income):
Interest expense	4,884	5,461
Interest rate swaps mark-to-market	337	(2,060)
Interest income	(1,065)	(37)
Minority interests	—	(123)

Total other expenses, net	4,156	3,241

Loss Before Income Taxes	(21,749)	(11,195)
Income tax provision	(70)	(267)

Net Loss	$(21,819)	$(11,462)

Basic and Diluted Loss Per Common Share	$(0.21)	$(0.12)

See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Restricted				Accumulated
	Common Shares				Common			Comprehensive	Other
					Share	Unearned	Accumulated	Income	Comprehensive
	Number	Amount	Number	Amount	Units	Compensation	Deficit	(Loss)	(Loss)	Total

	(Amounts in thousands, except share amounts)
Balance at March 31, 2004	93,615,896	$280,501	10	$—			$(203,507)		$(7,385)	$69,609
Exercise of stock options	4,991,141	13,871								13,871
Exercise of warrants	3,220,867	10,842								10,842
Issuance to directors for services	15,804	137								137
Modification of stock options	—	311								311
Comprehensive income (loss):
Net income							20,281	$20,281		20,281
Foreign currency translation adjustments								2,374	2,374	2,374
Net unrealized loss on foreign exchange contracts								(286)	(286)	(286)

Comprehensive income								$22,369		—

Balance at March 31, 2005	101,843,708	$305,662	10	$—			$(183,226)		$(5,297)	$117,139
Exercise of stock options	23,916	61								61
Issuance to directors for services	6,250	62								62
Modification of stock options	—	27								27
Issuance of restricted share units					$2,099	$(2,099)				—
Comprehensive income (loss):
Net loss							(21,819)	(21,819)		(21,819)
Foreign currency translation adjustments								(831)	(831)	(831)
Net unrealized gain on foreign exchange contracts								234	234	234

Comprehensive loss								$(22,416)		—

Balance at June 30, 2005	101,873,874	$305,812	10	$—	$2,099	$(2,099)	$(205,045)		$(5,894)	$94,873

See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended	Three Months Ended
	June 30, 2005	June 30, 2004

	(Amounts in thousands)
Operating Activities:
Net loss	$(21,819)	$(11,462)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of property and equipment	748	675
Amortization of deferred financing costs	898	838
Amortization of films and television programs	65,376	60,225
Amortization of intangible assets	548	548
Non-cash stock-based compensation	89	—
Interest rate swaps mark-to-market	337	(2,060)
Minority interests	—	(123)
Changes in operating assets and liabilities:
Decrease in restricted cash	1,945	—
Accounts receivable, net	40,774	24,767
Increase in investment in films and television programs	(69,195)	(45,790)
Other assets	(140)	87
Accounts payable and accrued liabilities	9,114	(17,372)
Film obligations	15,247	22,412
Deferred revenue	(13,755)	6,662

Net Cash Flows Provided By Operating Activities	30,167	39,407

Investing Activities:
Cash received from sale of investment	2,011	—
Purchases of property and equipment	(629)	(45)

Net Cash Flows Provided By (Used In) Investing Activities	1,382	(45)

Financing Activities:
Issuance of common shares	61	10,651
Financing fees	—	(346)
Repayment of subordinated notes	(5,000)	—
Decrease in bank loans	—	(34,285)
Repayment of mortgages payable	(285)	(241)

Net Cash Flows Used In Financing Activities	(5,224)	(24,221)

Net Change In Cash And Cash Equivalents	26,325	15,141
Foreign Exchange Effects On Cash	(892)	(171)
Cash And Cash Equivalents — Beginning Of Period	112,839	7,089

Cash And Cash Equivalents — End Of Period	$138,272	$22,059

See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

1.	Nature of Operations
      Lions Gate Entertainment Corp. (“the Company” or “Lions Gate” or “we”) is an integrated entertainment company engaged in the development, production and distribution of feature films, television series, television movies and mini-series, non-fiction programming and animated programming. As an independent distribution company, the Company also acquires distribution rights from a wide variety of studios, production companies and independent producers.
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
      The condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) which conforms, in all material respects, with the accounting principles generally accepted in Canada (“Canadian GAAP”), except as described in note 15.
      The unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. or Canadian GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these unaudited condensed consolidated financial statements. Operating results for the three months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ended March 31, 2006. The balance sheet at March 31, 2005 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read together with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended March 31, 2005.
      Certain amounts presented for fiscal 2005 have been reclassified to conform to the fiscal 2006 presentation.
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
Recent Accounting Pronouncements
      Statement of Financial Accounting Standards No. 123R. In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)). SFAS 123(R) revises SFAS No. 123 and eliminates the alternative to use the intrinsic method of accounting under APB No. 25. SFAS 123(R) requires all public companies accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments, to account for these types of transactions using a fair-value-based method. The Company currently accounts for share-based payments to employees using the intrinsic value method as set forth in APB No. 25 “Accounting for Stock Issued to Employees.” As such, the Company generally recognizes no compensation cost for employee stock options. SFAS No. 123(R) eliminates the alternative to use APB No. 25’s intrinsic value method of accounting. Accordingly, the adoption of SFAS No. 123(R)’s fair value method will have an impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123(R) in prior periods, the impact would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income (loss) and basic and diluted income (loss) per share in note 12. SFAS No. 123(R) permits companies to adopt its requirements using either a modified prospective method or a modified retrospective method. The Company has not yet determined which method it will utilize. The provisions of SFAS No. 123(R) are effective for financial statements with the first interim or annual reporting period beginning after June 15, 2005. However, the SEC announced on April 14, 2005 that it would provide for a phased-in implementation process for SFAS No. 123(R). As a result, the Company will not be required to apply SFAS No. 123(R) until the period beginning April 1, 2006.

3.	Investment in Films and Television Programs

	June 30,	March 31,
	2005	2005

	(Amounts in thousands)
Theatrical and Non-Theatrical Films
Released, net of accumulated amortization	$105,229	$113,536
Acquired libraries, net of accumulated amortization	107,465	109,805
Completed and not released	19,649	12,083
In progress	43,401	42,581
In development	2,613	2,302
Product inventory	25,289	26,029

	303,646	306,336

Direct-to-Television Programs
Released, net of accumulated amortization	24,069	21,098
In progress	37,094	39,221
In development	786	721

	61,949	61,040

	$365,595	$367,376

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)
      Acquired libraries of $107.5 million at June 30, 2005 (March 31, 2005 — $109.8 million) include the Trimark library acquired October 2000 and the Artisan library acquired December 2003 (refer to note 8). The Trimark library is amortized over its expected revenue stream for a period of 20 years from the acquisition date. The remaining amortization period on the Trimark library at June 30, 2005 is 15.25 years on unamortized costs of $21.8 million. The Artisan library includes titles released at least three years prior to the date of acquisition and is amortized over its expected revenue stream for a period of up to 20 years from the date of acquisition. The remaining amortization period on the Artisan library at June 30, 2005 is 18.5 years on unamortized costs of $85.7 million.
      The Company expects approximately 37% of completed films and television programs, net of accumulated amortization, will be amortized during the one-year period ending June 30, 2006. Additionally, the Company expects approximately 81% of completed and released films and television programs, net of accumulated amortization and excluding acquired libraries, will be amortized during the three year period ending June 30, 2008.

4.	Other Assets

	June 30,	March 31,
	2005	2005

	(Amounts in thousands)
Deferred financing costs, net	$18,024	$18,882
Prepaid expenses and other	7,412	8,148
Other investments	3,197	250
Intangible assets, net	2,784	2,178

	$31,417	$29,458

      Deferred Financing Costs. Deferred financing costs primarily include costs incurred in connection with the credit facility (see note 5) and the issuance of the 4.875% Notes, the 2.9375% Notes and the 3.625% Notes (see note 7) and are deferred and amortized to interest expense.
      Intangible Assets. Intangible assets acquired in connection with the purchase of Artisan of $5.1 million represent distribution and personal service agreements and are amortized over a period of two to four years from the date of acquisition. Amortization expense of $0.5 million amortization was recorded for the three months ended June 30, 2005 (2004 — $0.5 million). In June 2005, the Company acquired all of the publishing assets of a music publishing company, for a total purchase price of $1.2 million in cash. The publishing rights are amortized over a three-year period from the date of acquisition. Based on the current amount of intangibles subject to amortization, the estimated amortization expense for each of the succeeding years is $1.6 million, $0.7 million and $0.5 million for the years ending June 30, 2006, 2007 and 2008, respectively.

Other Investments.
      Maple Pictures Corp: On April 8, 2005, Lions Gate entered into library and output agreements with Maple Pictures Corp. (“Maple Pictures”), a Canadian corporation, for the distribution of Lions Gate’s motion picture, television and home video product in Canada. As part of this transaction, Maple Pictures purchased a majority of the Company’s interest in Christal Distribution, a number of production entities and other Lions Gate distribution assets in Canada. Maple Pictures was formed by two former Lions Gate executives and a third-party equity investor. Lions Gate also acquired a minority interest in Maple Pictures.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)
      As a result of these transactions with Maple Pictures, Lions Gate recorded an investment in Maple Pictures of $2.2 million as of June 30, 2005 in other assets in the condensed consolidated balance sheet. The Company is accounting for the investment in Maple Pictures using the equity method.
      Christal: At March 31, 2005, the Company had a 75% economic interest and a 30% voting interest in Christal Distribution (“Christal”), a film distributor and sub-distributor in Quebec, Canada. Through March 31, 2005 the Company was the primary beneficiary of Christal under FIN 46 and accordingly the Company consolidated Christal as at March 31, 2005. In connection with the Maple Pictures transaction discussed above, the Company sold the majority of its interest in Christal to Maple Pictures and the remainder of its interest was repurchased by Christal. As a result of the sale and repurchase of the interests, effective April 8, 2005, the Company no longer consolidated Christal and recorded amounts owing from Christal of $0.5 million, net of amounts payable to Christal, as of June 30, 2005 in other assets in the condensed consolidated balance sheet.

5.	Bank Loans
      The Company entered into a $350 million credit facility in December 2003 consisting of a $200 million U.S. dollar-denominated revolving credit facility, a $15 million Canadian dollar-denominated revolving credit facility and a $135 million U.S. dollar-denominated term-loan. By December 31, 2004, the Company had repaid the term loan in full, thereby reducing the credit facility to $215 million at March 31, 2005. Effective March 31, 2005, the credit facility was amended to eliminate the $15 million Canadian dollar-denominated revolving credit facility and increase the U.S. dollar-denominated revolving credit facility by the same amount. At June 30, 2005, the Company had no borrowings (March 31, 2005 — nil) under the credit facility. The credit facility expires December»31, 2008 and bears interest at 2.75% over the Adjusted LIBOR or 1.75% over the U.S. prime rate. The availability of funds under the credit facility is limited by the borrowing base, which is calculated on a monthly basis. The borrowing base assets at June 30, 2005 totaled $388.6»million (March 31, 2005 — $405.1 million) and therefore the full $215 million is available under the credit facility at June 30, 2005. The Company is required to pay a monthly commitment fee of 0.50% per annum on the total credit facility of $215 million less the amount drawn. Right, title and interest in and to all personal property of Lions Gate Entertainment Corp. and Lions Gate Entertainment Inc., the Company’s wholly-owned subsidiary, is being pledged as security for the credit facility. The credit facility is senior to the Company’s film obligations, subordinated notes and mortgages payable. The credit facility restricts the Company from paying cash dividends on its common shares. The Company entered into a $100 million interest rate swap at an interest rate of 3.08%, commencing January 2003 and ending September 2005. The swap is in effect as long as three month LIBOR is less than 5.0%. Fair market value of the interest rate swap at June 30, 2005 is negative $0.1 million (March 31, 2005 — negative $0.1 million). Changes in the fair value representing a fair valuation loss on the interest rate swap during the three months ended June 30, 2005 amount to less than $0.1 million (2004 — gain of $1.6 million) and are included in the condensed consolidated statements of operations.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

6.	Film Obligations

	June 30,	March 31,
	2005	2005

	(Amounts in thousands)
Minimum guarantees	$7,014	$5,210
Minimum guarantees initially incurred for a term of more than one year	16,081	18,081
Participation and residual costs	104,866	95,650
Theatrical marketing	1,605	1,665
Film productions	14,622	10,164

	$144,188	$130,770

      The Company expects approximately 63% of accrued participants’ shares will be paid during the one-year period ending June 30, 2006.
      Refer to note 2 for restricted cash contractually designated for the theatrical marketing obligation.

7.	Subordinated Notes
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
      The holders may require Lions Gate Entertainment Inc. to repurchase the 3.625% Notes on March 15, 2012, 2015 and 2020 or upon a change in control at a price equal to 100% of the principal amount, together with accrued and unpaid interest through the date of repurchase. Under certain circumstances, if the holders require Lions Gate Entertainment Inc. to repurchase all or a portion of their notes upon a change in control, they will be entitled to receive a make whole premium. The amount of the make whole premium, if any, will be based on the price of the common shares of the Company on the effective date of the change in control. No make whole premium will be paid if the price of the common shares of the Company is less than $10.35 per share or if the price of the common shares of the Company exceeds $75.00 per share.
      The 3.625% Notes are convertible, at the option of the holder, at any time before the close of business on or prior to the trading day immediately before the maturity date, if the notes have not been previously redeemed or repurchased, at a conversion rate of 70.0133 shares of the Company per $1,000 principal amount of the 3.625% Notes, subject to adjustment in certain circumstances, which is equal to a conversion price of approximately $14.28 per share. Upon conversion of the 3.625% Notes, the Company has the option to deliver, in lieu of common shares, cash or a combination of cash and common shares of the Company. The holder may convert the 3.625% Notes into common shares of the Company prior to maturity if the notes have been called for redemption, a change in control occurs or certain corporate transactions occur. In addition, under certain

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)
circumstances, if the holder converts their notes upon a change in control they will be entitled to receive a make whole premium.
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
      The holders may require Lions Gate Entertainment Inc. to repurchase the 2.9375% Notes on October 15, 2011, 2014 and 2019 or upon a change in control at a price equal to 100% of the principal amount, together with accrued and unpaid interest through the date of repurchase. Under certain circumstances, if the holders require Lions Gate Entertainment Inc. to repurchase all or a portion of their notes upon a change in control, they will be entitled to receive a make whole premium. The amount of the make whole premium, if any, will be based on the price of the common shares of the Company on the effective date of the change in control. No make whole premium will be paid if the price of the common shares of the Company is less than $8.79 per share or if the price of the common shares of the Company exceeds $50.00 per share.
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
      The 4.875% Notes are convertible, at the option of the holder, at any time before the close of business on or prior to the trading day immediately before the maturity date if the notes have not been previously redeemed or repurchased at a conversion rate of 185.0944 shares of the Company per $1,000 principal amount of the 4.875% Notes, subject to adjustment in certain circumstances, which is equal to a conversion price of approximately $5.40 per share. Upon conversion of the 4.875% Notes, the Company has the option to deliver, in lieu of common shares, cash or a combination of cash and common shares of the Company. The holder may

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)
convert the 4.875% Notes into common shares of the Company prior to maturity if the notes have been called for redemption, a change in control occurs or certain corporate transactions occur.
      Promissory Note. On December 15, 2003, the Company assumed, as part of the purchase of Artisan, a $5.0 million subordinated promissory note to Vialta, Inc (“Promissory Note”) issued by Artisan which bears interest at 7.5% per annum compounded quarterly. The Promissory Note matured and was paid during April 2005.

8.	Acquisitions
      On December 15, 2003, the Company completed its acquisition of Film Holdings Co., the parent company of Artisan, an independent distributor and producer of film and entertainment content, for a total purchase price of $168.9 million consisting of $160.0 million in cash and direct transaction costs of $8.9 million. In addition, the Company assumed debt of $59.9 million and other obligations (including accounts payable and accrued liabilities, film obligations and other advances) of $144.0 million. Direct transaction costs are considered liabilities assumed in the acquisition, and as such, are included in the purchase price. Direct transaction costs include: amounts totaling $3.9 million paid to lawyers, accountants and other consultants; involuntary termination benefits totaling $4.9 million payable to certain Artisan employees terminated under a severance plan and various other amounts totaling $0.1 million. At June 30, 2005 and March 31, 2005, the remaining liabilities under the severance plan were nil and $0.2 million, respectively, and included in accounts payable and accrued liabilities in the condensed consolidated balance sheets.
      The purchase price may be adjusted for the payment of additional consideration of up to $7.5 million contingent upon the results of specified feature films. At June 30, 2005, the contingent consideration cannot be reasonably estimated. When the contingency is resolved and if additional consideration becomes payable, the consideration will be recognized as an additional cost of the purchase.
      Severance and relocation costs incurred by Lions Gate, associated with the acquisition of Artisan, are not included in the purchase price and, as such, were recorded in the consolidated statement of operations for the year ended March 31, 2004. Severance and relocation costs of $5.6 million included property lease abandonment costs of $2.5 million, the write-off of capital assets no longer in use of $2.1 million and severance of $1.0 million. At June 30, 2005 and March 31, 2005, the remaining liabilities under the severance plan are nil. At June 30, 2005, the remaining liabilities for the property lease abandonment are $1.7 million (March 31, 2005 — $1.7 million) and are included in accounts payable and accrued liabilities in the condensed consolidated balance sheets.

9.	Direct Operating Expenses

	Three Months Ended	Three Months Ended
	June 30, 2005	June 30, 2004

	(Amounts in thousands)
Amortization of films and television programs	$65,376	$60,225
Participation and residual expense	33,076	20,887
Amortization of acquired intangible assets	548	548
Other expenses	1,264	(850)

	$100,264	$80,810

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)
      Other expenses include direct operating expenses related to the studio facility and provision for doubtful accounts. Other expenses for the three months ended June 30, 2004 include a reduction in the provision for doubtful accounts.

10.	Comprehensive Loss

	Three Months Ended	Three Months Ended
	June 30, 2005	June 30, 2004

	(Amounts in thousands)
Net loss	$(21,819)	$(11,462)
Less: Foreign currency translation adjustments	(831)	(1,153)
Less: Net unrealized gain (loss) on foreign exchange contracts	234	(645)

Comprehensive loss	$(22,416)	$(13,260)

11.	Loss Per Share
      The Company calculates earnings per share in accordance with SFAS No. 128, “Earnings Per Share”. Basic loss per share is calculated based on the weighted average common shares outstanding for the period. Diluted earnings per share includes the impact of the convertible senior subordinated notes, share purchase warrants, stock options and restricted share units, if dilutive.

	Three Months Ended	Three Months Ended
	June 30, 2005	June 30, 2004

	(Amounts in thousands, except
	per share amounts)
Basic loss per common share is calculated as follows:
Numerator:
Net loss	$(21,819)	$(11,462)

Denominator:
Weighted average common shares outstanding	101,852	94,921

Basic and diluted loss per common share	$(0.21)	$(0.12)

      Basic loss per share is calculated using the weighted average number of common shares outstanding during the three months ended June 30, 2005 and 2004 of 101,852,000 shares and 94,921,000 shares, respectively. The exercise of common share equivalents including stock options, share purchase warrants, the conversion features of the 4.875% Notes, 2.9375% Notes and 3.625% Notes and restricted share units could potentially dilute income (loss) per share in the future, but were not reflected in diluted loss per share during the periods presented because to do so would be anti-dilutive. Under the “if converted” method of calculating diluted earnings per share, the share purchase options, the restricted share units, the share purchase warrants and the convertible senior subordinated notes, if outstanding, were anti-dilutive in each of the periods presented and were not reflected in diluted loss per common share.

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
      The weighted average estimated fair value of each stock option granted in the three months ended June 30, 2005 was $3.61. No stock options were granted during the three months ended June 30, 2004. The total stock-based compensation expense for disclosure purposes for the three months ended June 30, 2005, based on the fair value of the stock options granted, was $0.6 million (2004 — $0.2 million) and the fair value of stock option modifications was less than $0.1 million (2004 — nil).
      For disclosure purposes the fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for stock options granted: a dividend yield of 0%, expected volatility of 33% (2004 — 30%), risk-free interest rate of 4.0% (2004 — 3.8%) and expected life of five years.
      The following pro forma basic and diluted income (loss) per common share includes stock-based compensation expense for stock options issued and modified, as described above:

	Three Months Ended	Three Months Ended
	June 30, 2005	June 30, 2004

	(Amounts in thousands, except
	per share amounts)
The resulting pro forma basic loss per common share is calculated as follows:
Numerator:
Net loss	$(21,819)	$(11,462)
Add: stock-based compensation expense calculated using intrinsic value method	27	—
Less: stock-based compensation expense calculated using fair value method	(602)	(238)

Adjusted net loss	$(22,394)	$(11,700)

Denominator:
Weighted average common shares outstanding	101,852	94,921

Adjusted basic and diluted loss per common share	$(0.22)	$(0.12)

      On November 13, 2001, the Board of Directors of the Company resolved that 750,000 options, granted to certain officers of the Company to purchase common shares of the Company, be revised as stock appreciation rights (“SAR’s”) which entitle the holders to receive cash only and not common shares. The amount of cash received will be equal to the amount by which the trading price of common shares on the exercise notice date exceeds the SARs’ price of $5.00 multiplied by the number of options exercised. Any twenty-day average trading price of common shares prior to the exercise notice date has to be $6.00 or above in order for the officers to exercise their SARs. These SARs are not considered part of the Employees’ and Directors’ Equity Incentive Plan. The Company measures compensation expense as the amount by which the market value of common shares exceeds the SARs’ price. At June 30, 2005, the market price of common shares was $10.26 (March 31, 2005 — $11.05; June 30, 2004 — $6.98) and the SARs had all vested. Due to the reduction in the market price of its common shares, the Company recorded a reduction in stock-based compensation expense in the amount of $0.6 million in general and administration expenses in the condensed consolidated statement of operations for the three months ended June 30, 2005 (June 30, 2004 — expense of $0.5 million). The expense is calculated by using the market price of common shares on June 30, 2005 less the SARs’ price, multiplied by the 750,000 SARs vested. At June 30, 2005, the Company has a stock-based compensation

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)
accrual in the amount of $3.9 million (March 31, 2005 — $4.5 million) included in accounts payable and accrued liabilities on the condensed consolidated balance sheets relating to these SARs.
      On February 2, 2004, an officer of the Company was granted 1,000,000 SARs, which entitle the officer to receive cash only, and not common shares. The amount of cash received will be equal to the amount by which the trading price of common shares on the exercise notice date exceeds the SARs’ price of $5.20 multiplied by the number of SARs exercised. The SARs vest one quarter immediately on the award date and one quarter on each of the first, second and third anniversaries of the award date. These SARs are not considered part of the Employees’ and Directors’ Equity Incentive Plan. Applying FIN 28 “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans”, the Company is accruing compensation expense over the service period, which is assumed to be the three year vesting period, using a graded approach and measures compensation cost as the amount by which the market value of common shares exceeds the SARs’ price times the SARs assumed to have vested under the graded approach. At June 30, 2005, the market price of common shares was $10.26 (March 31, 2005 — $11.05; June 30, 2004 — $6.98). Due to the reduction in the market price of its common shares, the Company recorded a reduction in stock-based compensation expense in the amount of $0.2 million in general and administration expenses in the condensed consolidated statement of operations for the three months ended June 30, 2005 (June 30, 2004 — expense of $0.8 million). During the year ended March 31, 2005 the officer exercised 150,000 of the vested SARs and the Company paid $0.9 million. The total expense is calculated by using the market price of common shares on June 30, 2005 less the SARs’ price, multiplied by the remaining 793,032 SARs assumed to have vested less the 150,000 SARs exercised. At June 30, 2005, the Company has a stock-based compensation accrual in the amount of $3.3 million (March 31, 2005 — $3.5 million) included in accounts payable and accrued liabilities on the condensed consolidated balance sheets relating to these SARs.
      Effective June 27, 2005, the Company entered into restricted share unit agreements with certain employees and awarded 198,000 restricted common share units. Upon issuance of the restricted common share units, an unamortized compensation expense equivalent to the market value of the common shares on the date of grant was charged to shareholders’ equity as unearned compensation. This unearned compensation will be amortized over the three-year vesting period. The market value of the units granted was $10.60 per unit on the date of grants. Compensation expense related to these restricted common share units was insignificant to our condensed consolidated statement of operations for the three months ended June 30, 2005.

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
      Segmented information by business unit is as follows:

	Three Months Ended	Three Months Ended
	June 30, 2005	June 30, 2004

	(Amounts in thousands)
Segment revenues
Motion Pictures	$146,982	$159,066
Television	45,858	28,647
Studio Facilities	1,389	1,011

	$194,229	$188,724

Segment profit (loss)
Motion Pictures	$(9,220)	$(2,866)
Television	2,377	4,232
Studio Facilities	811	450

	$(6,032)	$1,816

      Segment profit (loss) is defined as segment revenue less segment direct operating, distribution and marketing, and general and administration expenses. The reconciliation of total segment profit (loss) to the Company’s income (loss) before income taxes is as follows:

	Three Months Ended	Three Months Ended
	June 30, 2005	June 30, 2004

	(Amounts in thousands)
Company’s total segment profit (loss)	$(6,032)	$1,816
Less:
Corporate general and administration	(10,813)	(9,095)
Depreciation	(748)	(675)
Interest expense	(4,884)	(5,461)
Interest rate swaps mark-to-market	(337)	2,060
Interest income	1,065	37
Minority interests	—	123

	$(21,749)	$(11,195)

14.	Commitments and Contingencies
      The Company is from time to time involved in various claims, legal proceedings and complaints arising in the ordinary course of business. The Company does not believe that adverse decisions in any such pending or threatened proceedings, or any amount which the Company might be required to pay by reason thereof, would have a material adverse effect on the financial condition or future results of the Company. The Company has provided an accrual for estimated losses under the above matters as of June 30, 2005, in accordance with FAS 5 “Accounting for Contingencies”.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

15.	Reconciliation to Canadian GAAP
      The condensed consolidated financial statements of the Company have been prepared in accordance with U.S. GAAP. The material differences between the accounting policies used by the Company under U.S. GAAP and Canadian GAAP are disclosed below in accordance with the provisions of the Securities and Exchange Commission (“SEC”) and the National Instrument adopted by certain securities authorities in Canada.
      Under Canadian GAAP, the net loss and loss per share figures for the three months ended June 30, 2005 and 2004, and the shareholders’ equity as at June 30, 2005 and March 31, 2005 are as follows:

	Net Loss
			Shareholders’ Equity
	Three Months Ended	Three Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	March 31, 2005

	(Amounts in thousands, except per share amounts)
As reported under U.S. GAAP	$(21,819)	$(11,462)	$94,873	$117,139
Adjustment for interest rate swaps(a)	(158)	(158)	2,167	2,325
Accounting for business combinations(b)	—	—	1,145	1,145
Accounting for income taxes(c)	—	—	(1,900)	(1,900)
Accounting for stock-based compensation(g)	(575)	(238)	—	—
Adjustment for accretion on subordinated notes(d)	(3,158)	(618)	(9,582)	(6,424)
Adjustment for amortization of subordinated notes issue costs(d)	227	36	709	482
Adjustment for amortization and write-off of deferred bank loan financing costs(e)	—	84	—	—
Reclassification of conversion feature of subordinated notes outside shareholders’ equity(d)	—	—	74,854	74,854
Other comprehensive income (loss) (net of tax of nil)(f)	—	—	(538)	(304)

Net Loss/ Shareholders’ Equity under Canadian GAAP	$(25,483)	$(12,356)	$161,728	$187,317

Basic and Diluted Loss per Common Share under Canadian GAAP	$(0.25)	$(0.13)

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)
      Reconciliation of movement in Shareholders’ Equity under Canadian GAAP:

	June 30,	March 31,
	2005	2005

	(Amounts in thousands)
Balance at beginning of the year	$187,317	$86,827
Increase in common shares	123	24,850
Increase in contributed surplus(d)(g)	602	60,842
Net loss under Canadian GAAP	(25,483)	12,424
Adjustment to cumulative translation adjustments account(f)	(831)	2,374

Balance at end of the period	$161,728	$187,317

(a)	Interest Rate Swaps Mark-to-Market
      Under U.S. GAAP, the interest swaps do not meet the criteria of effective hedges and therefore the fair valuation loss of less than $0.1 million for the three months ended June 30, 2005 (2004 — gain of $1.6 million) on the Company’s interest swap and fair valuation loss of $0.3 million for the three months ended June 30, 2005 (2004 — gain of $0.5 million) on a subsidiary company’s interest swap are recorded in the condensed consolidated statement of operations.
      Under Canadian GAAP, until April 1, 2004, the interest rate swaps were determined to be effective hedges under Canadian Institute of Chartered Accountants (“CICA”) Section 3860, “Financial Instruments — Disclosure and Presentation”, and no fair valuation adjustments were recorded. In December 2001, the CICA released Accounting Guideline (“AcG-13”), “Hedging Relationships”, to be applied by companies for periods beginning on or after July 1, 2003. The standard establishes criteria to identify, designate, document and determine the effectiveness of hedging relationships, for the purpose of applying hedge accounting and provides guidance on the discontinuance of hedge accounting. Under Canadian GAAP the Company has adopted AcG-13 effective April 1, 2004 and determined the interest rate swaps do not meet the criteria of effective hedges and therefore the fair valuation loss of less than $0.1 million for the three months ended June 30, 2005 (2004 — gain of $1.6 million) on the Company’s interest swap and fair valuation loss of $0.3 million for the three months ended June 30, 2005 (2004 — gain of $0.5 million) on a subsidiary company’s interest swap are recorded in the condensed consolidated statement of operations, which is consistent with U.S. GAAP.
      The transitional provisions of AcG-13 provide that when an entity terminates its designation of a hedging relationship or a hedging relationship ceases to be effective, hedge accounting is not applied to gains, losses, revenues or expenses arising subsequently. However, the hedge accounting applied to the hedging relationship in prior periods is not reversed. Any gains, losses, revenues or expenses deferred previously as a result of applying hedge accounting continue to be carried forward for subsequent recognition in income in the same period as the corresponding gains, losses, revenues or expenses associated with the hedged item. Accordingly, under Canadian GAAP at April 1, 2004 the Company recorded the fair values of the interest rate swaps totaling $3.0 million on the consolidated balance sheet and recorded the off-setting entry to deferred assets which is being amortized straight-line to interest expense over the terms of the interest rate swaps. This results in an additional interest expense in the three months ended June 30, 2005 of $0.2 million (2004 — $0.2 million).

(b)	Accounting for Business Combinations
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

(c)	Accounting for Income Taxes
      SFAS 109 requires deferred tax assets and liabilities be recognized for temporary differences, other than non-deductible goodwill, arising in a business combination. In the year ended March 31, 2000, under U.S. GAAP, goodwill was increased to reflect the additional deferred tax liability resulting from temporary differences arising on the acquisition of Lions Gate Studios in fiscal 1999. Under Canadian GAAP, the Company recorded a charge to retained earnings when the deferred tax liability was established upon adoption of the applicable accounting standard in 2001; accordingly, there is a difference in the carrying amount of goodwill arising in the business combination of $1.9 million as at June 30, 2005 (March 31, 2005 — $1.9 million).

(d)	Reclassification of Conversion Feature of Subordinated Notes, Accretion on Subordinated Notes and Amortization of Subordinated Notes Issue Costs
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
      Under U.S. GAAP, the conversion feature of the 3.625% Notes, as explained in note 7, is not accounted for separately. Under Canadian GAAP, the conversion feature of the 3.625% Notes is valued at $32.9 million, net of placement agents’ fees and offering expenses of $1.0 million and, accordingly, shareholders’ equity is increased by $32.9 million. Under U.S. GAAP the principal amount and the carrying amount of 3.625% Notes are the same and therefore no accretion is required whereas, under Canadian GAAP, the difference between the principal amount of $175.0 million and the original net carrying amount of $141.1 million is being accreted on a straight-line basis over seven years, the time to the first potential redemption date by the Company, as a charge to interest. Under U.S. GAAP all of the placement agents’ fees and offering expenses are capitalized and amortized through the earliest redemption date of seven years as a charge to interest expense whereas,

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)
under Canadian GAAP, the placement agents’ fees and offering expenses have been allocated to the conversion feature and to debt. The portion allocated to debt is being amortized on a straight-line basis through the scheduled maturity date of twenty years as a charge to interest expense.

(e)	Accounting for Amortization and Write-Off of Deferred Bank Loan Financing Costs
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

(f)	Comprehensive Income (Loss)
      Comprehensive loss consists of net income (loss) and other gains and losses affecting shareholders’ equity that, under U.S. GAAP are excluded from the determination of net income (loss). Under U.S. GAAP, comprehensive income (loss) includes cumulative translation adjustments and unrealized gains (losses) on foreign exchange contracts, net of income taxes of nil. Under Canadian GAAP, cumulative translation adjustments are included as a separate component of shareholders’ equity and unrealized gains (losses) on foreign exchange contracts are not recorded.

(g)	Accounting for Stock Based Compensation
      In December 2003, the Canadian Institute of Chartered Accountants (“CICA”) amended Section 3870 to require companies to account for stock options using the fair value based method for fiscal years beginning on or after January 1, 2004. In accordance with the transitional alternatives permitted under amended Section 3870, the Company retroactively adopted the fair value based method of accounting for stock options and accordingly, the years ended March 31, 2004 and March 31, 2003 have been restated. The impact of this change for the three-months ended June 30, 2005 was to decrease net income and increase contributed surplus by $0.6 million (2004 — $0.2 million) and to increase basic loss per share by $0.01, respectively (2004 — nil).
      In accordance with CICA Section 3870, the following disclosures are provided about the costs of stock-based compensation awards using the fair value method. The weighted average estimated fair value of each stock option granted in the three months ended June 30, 2005 was $3.61. No stock options were granted during the three months ended June 30, 2004. The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for stock options granted during the three months ended June 30, 2005: a dividend yield of 0%, expected volatility of 33% (2004 — 30%), risk-free interest rate of 4.0% (2004 — 3.8%) and expected life of five years (2004 — five years).

16.	Consolidating Financial Information
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
      The following tables present condensed consolidating financial information as of June 30, 2005 and March 31, 2005 and for the three months ended June 30, 2005 and 2004 for (1) the Company, on a stand-alone basis, (2) the Issuer, on a stand-alone basis, (3) the non-guarantor subsidiaries of the Company (including the subsidiaries of the Issuer) on a combined basis (collectively, the “Other Subsidiaries”) and (4) the Company on a consolidated basis.

	As of June 30, 2005

	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated

	(Amounts in thousands)
BALANCE SHEET
ASSETS
Cash and cash equivalents	$4,004	$19,603	$114,665	$—	$138,272
Restricted cash	—	—	968	—	968
Accounts receivable, net	34	—	102,405	—	102,439
Investment in films and television programs	—	—	365,595	—	365,595
Property and equipment	—	3,174	27,014	—	30,188
Goodwill	—	—	161,182	—	161,182
Other assets	77	19,215	12,125	—	31,417
Investment in subsidiaries	220,334	273,515	—	(493,849)	—
Deferred income taxes	1,896	—	(1,896)	—	—

	$226,345	$315,507	$782,058	$(493,849)	$830,061

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIENCY)
Accounts payable and accrued liabilities	$192	$19,726	$119,687	$—	$139,605
Film obligations	—	—	144,188	—	144,188
Subordinated notes	—	385,000	—	—	385,000
Mortgages payable	—	—	18,109	—	18,109
Deferred revenue	—	—	48,286	—	48,286
Intercompany payables (receivables)	(130,990)	(51,540)	198,090	(15,560)	—
Intercompany equity	262,270	93,217	306,513	(662,000)	—
Shareholders’ equity (deficiency)	94,873	(130,896)	(52,815)	183,711	94,873

	$226,345	$315,507	$782,058	$(493,849)	$830,061

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

	Three Months Ended June 30, 2005

	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated

	(Amounts in thousands)
STATEMENT OF OPERATIONS
Revenues	$172	$—	$194,201	$(144)	$194,229
Expenses:
Direct operating	—	—	100,264	—	100,264
Distribution and marketing	—	—	93,481	—	93,481
General and administration	351	10,432	6,690	(144)	17,329
Depreciation	—	26	722	—	748

Total expenses	351	10,458	201,157	(144)	211,822

Operating Loss	(179)	(10,458)	(6,956)	—	(17,593)

Other Expenses (Income):
Interest expense	17	4,564	303	—	4,884
Interest rate swaps mark-to-market	—	19	318	—	337
Interest income	—	(1,065)	—	—	(1,065)

Total other expenses	17	3,518	621	—	4,156

Loss Before Equity Interests and Income Taxes	(196)	(13,976)	(7,577)	—	(21,749)
Equity interests	21,623	8,955	—	(30,578)	—

Income (Loss) Before Income Taxes	(21,819)	(22,931)	(7,577)	30,578	(21,749)
Income tax provision	—	—	(70)	—	(70)

Net Income (Loss)	$(21,819)	$(22,931)	$(7,647)	$30,578	$(21,819)

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

	Three Months Ended June 30, 2005

	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated

	(Amounts in thousands)
STATEMENT OF CASH FLOWS
Net cash flows provided by (used in) operating activities	$3,916	$(85,958)	$112,209	$—	$30,167

Investing activities:
Cash received from sale of investment	—	—	2,011	—	2,011
Purchases of property and equipment	—	(758)	129	—	(629)

Net cash flows provided by (used in) investing activities	—	(758)	2,140	—	1,382

Financing activities:
Issuance of common shares	61	—	—	—	61
Repayment of subordinated notes	—	—	(5,000)	—	(5,000)
Repayment of mortgages payable	—	—	(285)	—	(285)

Net cash flows provided by (used in) financing activities	61	—	(5,285)	—	(5,224)

Net change in cash and cash equivalents	3,977	(86,716)	109,064	—	26,325
Foreign exchange effect on cash	(916)	(37)	61	—	(892)
Cash and cash equivalents — beginning of period	943	106,356	5,540	—	112,839

Cash and cash equivalents — end of period	$4,004	$19,603	$114,665	$—	$138,272

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

	Three Months Ended June 30, 2005

	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated

	(Amounts in thousands)
RECONCILIATION OF NET INCOME (LOSS) TO CANADIAN GAAP
As reported under U.S. GAAP	$(21,819)	$(22,931)	$(7,647)	$30,578	$(21,819)
Interest rate swaps mark-to-market	(158)	(123)	(35)	158	(158)
Accounting for stock-based compensation	(575)	—	—	—	(575)
Adjustment for accretion on subordinated notes	(3,158)	(3,158)	—	3,158	(3,158)
Adjustment for amortization of subordinated notes issue costs	227	227	—	(227)	227

Net income (loss) under Canadian GAAP	$(25,483)	$(25,985)	$(7,682)	$33,667	$(25,483)

	As of June 30, 2005

	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated

	(Amounts in thousands)
RECONCILIATION OF SHAREHOLDERS’ EQUITY (DEFICIENCY) TO CANADIAN GAAP
As reported under U.S. GAAP	$94,873	$(130,896)	$(52,815)	$183,711	$94,873
Interest rate swaps mark-to-market	2,167	1,682	485	(2,167)	2,167
Accounting for business combinations	1,145	—	1,145	(1,145)	1,145
Accounting for income taxes	(1,900)	—	(1,900)	1,900	(1,900)
Adjustment for accretion on subordinated notes	(9,582)	(9,582)	—	9,582	(9,582)
Adjustment for amortization of subordinated notes issue costs	709	709	—	(709)	709
Reclassification of conversion feature of subordinated notes outside shareholders’ equity	74,854	—	—	—	74,854
Other comprehensive income (loss)	(538)	(538)	(538)	1,076	(538)

Shareholders’ equity (deficiency) under Canadian GAAP	$161,728	$(138,625)	$(53,623)	$192,248	$161,728

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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

	As of March 31, 2005

	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated

	(Amounts in thousands)
RECONCILIATION OF SHAREHOLDERS’ EQUITY (DEFICIENCY) TO CANADIAN GAAP
As reported under U.S. GAAP	$126,187	$(99,222)	$(45,498)	$135,672	$117,139
Interest rate swaps mark-to-market	2,325	1,840	485	(2,325)	2,325
Accounting for business combinations	1,145	1,145	1,145	(2,290)	1,145
Accounting for income taxes	(1,900)	—	(1,900)	1,900	(1,900)
Adjustment for accretion on subordinated notes	(6,424)	(6,424)	—	6,424	(6,424)
Adjustment for amortization of subordinated note issue costs	482	482	—	(482)	482
Reclassification of conversion feature of subordinated notes to shareholders’ equity	74,854	—	—	—	74,854
Other comprehensive loss	(304)	(304)	(304)	608	(304)

Shareholders’ equity (deficiency) under Canadian GAAP	$196,365	$(102,483)	$(46,072)	$139,507	$187,317

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

	Three Months Ended June 30, 2004

	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated

	(Amounts in thousands)
STATEMENT OF OPERATIONS
Revenues	$120	$—	$188,751	$(147)	$188,724
Expenses:
Direct operating	—	—	80,810	—	80,810
Distribution and marketing	—	—	98,066	—	98,066
General and administration	1,467	7,628	8,179	(147)	17,127
Depreciation	11	31	633	—	675

Total expenses	1,478	7,659	187,688	(147)	196,678

Operating Income (Loss)	(1,358)	(7,659)	1,063	—	(7,954)

Other Expenses (Income):
Interest expense	21	4,899	541	—	5,461
Interest income	—	—	(37)	—	(37)
Interest rate swaps mark-to-market	—	(1,591)	(469)	—	(2,060)
Minority interests	—	—	(123)	—	(123)

Total other expenses (income)	21	3,308	(88)	—	3,241

Income (Loss) Before Equity Interests and Income Taxes	(1,379)	(10,967)	1,151	—	(11,195)
Equity interests	(10,083)	(113)	—	10,196	—

Income (Loss) Before Income Taxes	(11,462)	(11,080)	1,151	10,196	(11,195)
Income tax provision	—	(241)	(26)	—	(267)

Net Income (Loss)	$(11,462)	$(11,321)	$1,125	$10,196	$(11,462)

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

	Three Months Ended June 30, 2004

	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated

	(Amounts in thousands)
STATEMENT OF CASH FLOWS
Net cash flows provided by (used in) operating activities	$(3,513)	$35,184	$7,736	$—	$39,407

Investing activities:
Purchases of property and equipment	—	(45)	—	—	(45)

Net cash flows used in investing activities	—	(45)	—	—	(45)

Financing activities:
Issuance of common stock	10,651	—	—	—	10,651
Financing fees paid	—	(346)	—	—	(346)
Increase (decrease) in bank loans	—	(34,700)	415	—	(34,285)
Decrease in mortgages payable	—	—	(241)	—	(241)

Net cash flows provided by (used in) financing activities	10,651	(35,046)	174	—	(24,221)

Net change in cash and cash equivalents	7,138	93	7,910	—	15,141
Foreign exchange effect on cash	(3,778)	(84)	3,691	—	(171)
Cash and cash equivalents — beginning of period	1,005	(9)	6,093	—	7,089

Cash and cash equivalents — end of period	$4,365	$—	$17,694	$—	$22,059

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

	Three Months Ended June 30, 2004

	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated

	(Amounts in thousands)
RECONCILIATION OF NET INCOME (LOSS) TO CANADIAN GAAP
As reported under U.S. GAAP	$(11,462)	$(11,321)	$1,125	$10,196	$(11,462)
Interest rate swaps mark-to-market	(158)	(123)	(35)	158	(158)
Accounting for stock-based compensation	(238)	—	—	—	(238)
Adjustment for accretion on subordinated notes	(618)	(618)	—	618	(618)
Adjustment for amortization of subordinated notes issue costs	36	36	—	(36)	36
Adjustment for amortization of debt financing costs	84	84	—	(84)	84

Net income (loss) under Canadian GAAP	$(12,356)	$(11,942)	$1,090	$10,852	$(12,356)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview
      We are a diversified independent producer and distributor of motion pictures, television programming, home entertainment, family entertainment and video-on-demand content. We release approximately 15 to 18 motion pictures theatrically per year. Our theatrical releases include films we produce in-house and films we acquire from third parties. We also have produced approximately 122 hours of television programming on average each of the last three fiscal years. Our disciplined approach to production, acquisition, and distribution is designed to maximize our profit by balancing our financial risks against the probability of commercial success of each project. We currently distribute our library of approximately 6,200 motion picture titles and 1,800 television episodes and programs directly to retailers, video rental stores, and pay and free television channels and indirectly to international markets through third parties. We also own a minority interest in CinemaNow, Inc., or CinemaNow, an internet video-on-demand provider, and own and operate a film and television production studio in Vancouver, British Columbia. Effective April 2005, we also own a minority interest in Maple Pictures, a Canadian film and television distributor based in Toronto, Canada.
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
Recent Developments
      Maple Pictures Corp. On April 8, 2005, we entered into library and output agreements with Maple Pictures, a Canadian corporation, for the distribution of Lions Gate’s motion picture, television and home video product in Canada. As part of this transaction, Maple Pictures purchased a majority of our interest in Christal Distribution, a number of production entities and other Lions Gate distribution assets in Canada. Maple Pictures was formed by two former Lions Gate executives and a third-party equity investor. We also acquired a minority interest in Maple Pictures. As a result of these transactions with Maple Pictures, Lions Gate recorded an investment in Maple Pictures of $2.2 million as of June 30, 2005 in other assets in the condensed consolidated balance sheet.
      Our remaining interest in Christal Distribution was repurchased by Christal Distribution. As a result of the sale and repurchase of our interests, effective April 8, 2005, we no longer consolidated Christal Distributions, previously consolidated as a variable interest entity under FIN 46 and $0.5 million owing from

Christal Distributions, net of amounts payable, was recorded, as of June 30, 2005 in other assets in the condensed consolidated balance sheet.
CRITICAL ACCOUNTING POLICIES
      The application of the following accounting policies, which are important to our financial position and results of operations, requires significant judgments and estimates on the part of management. For a summary of all of our accounting policies, including the accounting policies discussed below, see note 2 to our audited consolidated financial statements.
      Generally Accepted Accounting Principles. Our consolidated financial statements have been prepared in accordance with U.S. GAAP which conforms, in all material respects, with Canadian GAAP, except as described in the notes to the condensed consolidated financial statements.
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
      Reserves. Revenues are recorded net of estimated returns and other allowances. We estimate reserves for video returns in the condensed consolidated financial statements based on previous returns and our estimated expected future returns related to current period sales on a title-by-title basis in each of the video businesses. There may be differences between actual returns and our historical experience. We estimate provisions for accounts receivable based on historical experience and relevant facts and information regarding the collectability of the accounts receivable.
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
Recent Accounting Pronouncements
      Statement of Financial Accounting Standards No. 123R. In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)). SFAS 123(R) revises SFAS No. 123 and eliminates the alternative to use the intrinsic method of accounting under APB No. 25. SFAS 123(R) requires all public companies accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments, to account for these types of transactions using a fair-value-based method. The Company currently accounts for share-based payments to employees using the intrinsic value method as set forth in APB No. 25 “Accounting for Stock Issued to Employees.” As such, the Company generally recognizes no compensation cost for employee stock options. SFAS No. 123(R) eliminates the alternative to use APB No. 25’s intrinsic value method of accounting. Accordingly, the adoption of SFAS No. 123(R)’s fair value method will have an impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123(R) in prior periods, the impact would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income (loss) and basic and diluted income (loss) per share in note 12 in the notes to the condensed consolidated financial statements. SFAS No. 123(R) permits companies to adopt its requirements using either a modified prospective method or a modified retrospective method. The Company has not yet determined which method it will utilize. The provisions of SFAS No. 123(R) are effective for financial statements with the first interim or annual reporting period beginning after June 15, 2005. However, the SEC announced on April 14, 2005 that it would provide for a phased-in implementation process for SFAS No. 123(R). As a result, the Company will not be required to apply SFAS No. 123(R) until the period beginning April 1, 2006.
Results of Operations

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004
      Consolidated revenues this quarter of $194.2 million increased $5.5 million, or 2.9%, compared to $188.7 million in the prior year’s quarter.
      Motion pictures revenue of $147.0 million this quarter decreased $12.1 million, or 7.6%, compared to $159.1 million in the prior year’s quarter. Theatrical revenue included in motion picture revenue of $22.3 million this quarter decreased $13.8 million, or 38.2%, compared to $36.1 million in the prior year’s quarter. Significant theatrical releases this quarter included Crash, High Tension, Rize and State Property 2. Significant theatrical releases in the prior year’s quarter included Fahrenheit 9/11, The Punisher and Godsend. Video revenue included in motion picture revenue of $97.4 million this quarter increased $22.0 million, or 29.2%, compared to $75.4 million in the prior year’s quarter. Significant video releases this quarter included Diary of a Mad Black Woman, Alone In the Dark, Beyond the Sea and the Tyler Perry Plays. Previously released titles such as Saw, Final Cut and Open Water also continued to generate video revenues in the quarter. Significant video releases in the prior year’s quarter included The Cooler, Girl With a Pearl Earring, Saved By the Bell and Step Into Liquid. International revenue included in motion picture revenue of $10.0 million this quarter decreased $30.7 million, or 75.4%, compared to $40.7 million in the prior year’s quarter. Significant international sales this quarter include Hotel Rwanda. Significant international sales in the prior year’s quarter included Punisher, Godsend and The Prince and Me. Television revenue included in motion picture revenue of $16.3 million this quarter increased $9.4 million, or 136.2%, compared to $6.9 million in the prior year’s quarter. Significant television license fees this quarter included Open Water.
      Television production revenue of $45.9 million this quarter increased by $17.3 million, or 60.5%, from $28.6 million in the prior year’s quarter. This quarter, 25 hours of one-hour drama series and 7 half-hours of half-hour drama series were delivered contributing revenue of $42.9 million and international and other revenue on one-hour drama series was $1.7 million. This quarter, revenue contributed from television movies, video releases of television product and non-fiction programming totaled $1.3 million. In the prior year’s quarter, 9 hours of one-hour drama series and mini-series were delivered for revenue of $11.9 million and international and other revenue on one-hour drama series was $8.1 million, television movies contributed revenue of $6.2 million, video releases of television product contributed $1.5 million and non-fiction programming contributed revenue of $1.3 million. Domestic deliveries of one-hour drama series this quarter included The Cut, Wildfire, Missing and The Dead Zone and of half-hour drama series included Weeds. Domestic deliveries in the prior year’s quarter included the one-hour drama series The Dead Zone and the mini-series 5 Days to Midnight.
      Studio facilities revenue of $1.4 million this quarter increased $0.4 million, or 40%, compared to $1.0 million in the prior year’s quarter due primarily to an increase in occupancy rates this quarter compared to the prior year’s quarter.
      Direct operating expenses primarily include amortization of film and television production or acquisition costs, participation and residual expenses. Direct operating expenses of $100.3 million for the quarter were 51.6% of revenue, compared to direct operating expenses of $80.8 million, which were 42.8% of revenue in the prior year’s quarter. Direct operating expenses as a percentage of revenue for the motion pictures and television segments increased due to the margins on the mix of titles released during the quarter. The television segment in particular generated significant series revenue associated with higher direct operating expenses as a percentage of revenue.
      Distribution and marketing expenses of $93.5 million decreased $4.6 million, or 4.7%, compared to $98.1 million in the prior year’s quarter. Theatrical prints and advertising (“P&A”) this quarter of $50.0 million decreased $4.9 million, or 8.9%, compared to $54.9 million in the prior year’s quarter. Theatrical P&A this quarter included significant expenditures on the release of titles such as Crash, High Tension and Rize. Theatrical P&A in the prior year’s quarter included significant expenditures on the release of titles such as Godsend, The Punisher and Fahrenheit 9/11. Video distribution and marketing costs on motion picture and television product this quarter of $40.3 million decreased $1.4 million, or 3.4%, compared to $41.7 million in the prior year’s quarter. Video expenditure this quarter included significant expenditure on the release of titles such as Diary of a Mad Black Woman, Alone In the Dark, Beyond the Sea and the Tyler Perry Plays. Video expenditure in the prior year’s quarter included significant expenditure on the release of titles such as The Cooler, Girl With a Pearl Earring, Saved By the Bell and Step Into Liquid.
      General and administration expenses of $17.3 million this quarter increased $0.2 million, or 1.2%, compared to $17.1 million in the prior year’s quarter. The increase was primarily due to an increase in professional fees offset by a decrease in salaries and benefits. Professional fees increased primarily due to fees associated with the documentation, assessment and testing of our internal controls as required by Section 404 of the Sarbanes Oxley Act and due to the fees associated with our fiscal year end audit services. Salaries and benefits decreased as the prior year’s quarter included stock-price bonuses due under employment contracts and stock-based compensation expense related to share appreciation rights, whereas in the current quarter a recovery of the stock-based compensation expense is recorded. In the current quarter, $1.1 million of production overhead was capitalized compared to $0.6 million in the prior year’s quarter.
      Depreciation and amortization of $0.7 million this quarter increased $0.2 million, or 40.0%, from $0.5 million in the prior year’s quarter.
      Interest expense of $4.9 million this quarter decreased $0.6 million, or 10.9%, from $5.5 million in the prior year’s quarter primarily due to a decrease in interest and amortization of deferred financing fees on the credit facility, offset by an increase in interest and amortization of deferred financing fees on the subordinated notes. The credit facility had a nil balance during the three months ended June 30, 2005 resulting in a decrease in interest on the credit facility. During the three months ended December 31, 2004, deferred financing fees on the term loan portion of the credit facility were written off resulting in a decrease in amortization of deferred financing fees. The three months ended June 30, 2005 includes interest and amortization on the 4.875% Notes issued December 2003, the 2.9375% Notes issued October 2004 and the 3.625% Notes issued February 2005, whereas the three months ended June 30, 2004 includes interest and amortization on the 4.875% Notes only.
      Interest rate swaps do not meet the criteria of effective hedges and therefore a fair valuation loss of $0.3 million was recorded this quarter and a fair valuation gain of $2.1 million was recorded in the prior year’s quarter.
      This quarter included interest income of $1.1 million, compared to an insignificant amount of interest income in the prior year’s quarter. Interest income this quarter was earned on the cash balance held during the three months ended June 30, 2005.
      Net loss for the three months ended June 30, 2005 was $21.8 million, or loss per share of $0.21 on 101.9 million weighted average shares outstanding. This compares to net loss for the three months ended June 30, 2004 of $11.5 million or loss per share of $0.12 on 94.9 million weighted average common shares outstanding.
EBITDA
      EBITDA, defined as earnings before interest, interest rate swaps mark-to-market, income tax provision, depreciation and minority interests of negative $16.8 million for the three months ended June 30, 2005 increased $9.5 million, or 130.1%, compared to negative EBITDA $7.3 million for the three months ended June 30, 2004.
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
      The following table reconciles EBITDA to net loss:

	Three Months Ended
	June 30,

	2005	2004

	(Amounts in thousands)
EBITDA, as defined	$(16,845)	$(7,279)
Depreciation	(748)	(675)
Interest expense	(4,884)	(5,461)
Interest rate swaps mark-to-market	(337)	2,060
Interest income	1,065	37
Minority interests	—	123
Income tax provision	(70)	(267)

Net loss	$(21,819)	$(11,462)

      Refer to note 15 of the condensed consolidated financial statements for reconciliation of net income (loss) reported under U.S. GAAP to net income (loss) reported under Canadian GAAP.
Liquidity and Capital Resources
      Our liquidity and capital resources are provided principally through cash generated from operations, issuance of subordinated notes and a credit facility with JP Morgan.
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
      In October 2004, Lions Gate Entertainment Inc. sold the 2.9375% Notes that mature on October 15, 2024. We received $146.0 million of net proceeds after paying placement agents’ fees. Offering expenses were $0.5 million. The 2.9375% Notes are convertible at the option of the holder, at any time prior to maturity, upon satisfaction of certain conversion contingencies, into common shares of the Company at a conversion rate of 86.9565 shares per $1,000 principal amount of the 2.9375% Notes, which is equal to a conversion price of approximately $11.50 per share, subject to adjustment upon certain events. From October 15, 2009 to

October 14, 2010, Lions Gate Entertainment Inc. may redeem the 2.9375% Notes at 100.839%; from October 15, 2010 to October 14, 2011, Lions Gate Entertainment Inc. may redeem the 2.9375% Notes at 100.420%; and thereafter at 100%.
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
      Credit Facility. The Company entered into a $350 million credit facility in December 2003 consisting of a $200 million U.S. dollar-denominated revolving credit facility, a $15 million Canadian dollar-denominated revolving credit facility and a $135 million U.S. dollar-denominated term-loan. By December 31, 2004, the Company had repaid the term loan in full, thereby reducing the credit facility to $215 million. Effective March 31, 2005, the credit facility was amended to eliminate the $15 million Canadian dollar-denominated revolving credit facility and increase the U.S. dollar-denominated revolving credit facility by the same amount. At June 30, 2005, the Company had no borrowings (March 31, 2005 — nil) under the credit facility. The credit facility expires December 31, 2008 and bears interest at 2.75% over the Adjusted LIBOR or the Canadian Bankers Acceptance rate, or 1.75% over the U.S. or Canadian prime rates. The availability of funds under the credit facility is limited by the borrowing base, which is calculated on a monthly basis. The borrowing base assets at June 30, 2005 totaled $388.6 million (March 31, 2005 — $405.1 million) and therefore the full $215 million is available under the credit facility at June 30, 2005. The Company is required to pay a monthly commitment fee of 0.50% per annum on the total credit facility of $215 million less the amount drawn. Right, title and interest in and to all personal property of Lions Gate Entertainment Corp. and Lions Gate Entertainment Inc. is being pledged as security for the credit facility. The credit facility is senior to the Company’s film obligations, subordinated notes and mortgages payable. The credit facility restricts the Company from paying cash dividends on its common shares. The Company entered into a $100 million interest rate swap at an interest rate of 3.08%, commencing January 2003 and ending September 2005. The swap is in effect as long as three month LIBOR is less than 5.0%. Fair market value of the interest rate swap at June 30, 2005 is $0.1 million (March 31, 2005 — $0.1 million). Changes in the fair value representing a fair valuation loss on the interest rate swap during the three months ended June 30, 2005 amount to less than $0.1 million (2004 — gain of $1.6 million) and are included in the condensed consolidated statements of operations.
      Filmed Entertainment Backlog. Backlog represents the amount of future revenue not yet recorded from executed contracts for the licensing of films and television product for television exhibition and in international markets. Backlog at June 30, 2005 and March 31, 2005 is $138.5 million and $100.3 million, respectively. The increase in backlog is primarily due to contracts entered into on titles such as Saw, Diary of a Mad Black Woman, Missing and Wildfire during the three months ended June 30, 2005.
      Cash Flows Provided by Operating Activities. Cash flows provided by operating activities in the three months ended June 30, 2005 were $30.2 million compared to cash flows provided by operating activities in the three months ended June 30, 2004 of $39.4 million. The decrease in cash flows provided by operating activities resulted from an increase in net loss this quarter, an increase in investment in films and television programs expenditure, a decrease in cash received from deferred revenue, offset by an increase in accounts payable and accrued liabilities and an increase in cash provided by the collection of accounts receivables in the current quarter.
      Cash Flows Provided by/ Used in Investing Activities. Cash flows provided by investing activities of $1.4 million for the three months ended June 30, 2005 included cash received from the sale of our investment in Christal Distribution to Maple Pictures Corp. of $2.0 million, less $0.6 million for purchases of property and equipment. Cash flows used in investing activities in the three months ended June 30, 2004 consisted of purchases of property and equipment and were not significant.

      Cash Flows Used in Financing Activities. Cash flows used in financing activities in the three months ended June 30, 2005 of $5.2 million were primarily for repayment of a promissory note. Cash flows used in financing activities of $24.2 million in the three months ended June 30, 2004 were primarily due to the repayment of bank loans of $34.3 million, offset by the issuance of common stock mainly for the exercise of warrants of $10.7 million.
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
      Our current financing strategy is to fund operations and to leverage investment in films and television programs through our cash flow from operations, our credit facility, single-purpose production financing, government incentive programs and distribution commitments. In addition, we may acquire businesses or assets, including individual films or libraries, that are complementary to our business. Any such transaction could be financed through our cash flow from operations, credit facilities, equity or debt financing.
      Future annual repayments on debt and other financing obligations, initially incurred for a term of more than one year, as of June 30, 2005 are as follows:

	Year Ended March 31,

	2006	2007	2008	2009	2010	Thereafter	Total

	(Amounts in thousands)
Bank loans	$—	$—	$—	$—	$—	$—	$—
Film obligations — Minimum guarantees initially incurred for a term of more than one year	24	3,620	12,437	—	—	—	16,081
Film obligations — Film productions	2,609	7,933	—	4,080	—	—	14,622
Subordinated notes	—	—	—	—	—	385,000	385,000
Mortgages payable	2,401	897	1,656	13,155	—	—	18,109

	$5,034	$12,450	$14,093	$17,235	$—	$385,000	$433,812

      Principal debt and other financing obligation repayments due during the nine months ending March 31, 2006 of $5.0 million consists of $2.4 million of mortgages on the studio facility and $2.6 million owed to film production entities on delivery of titles. Principal repayments due are expected to be paid through cash generated from operations or from the available borrowing capacity from our revolving credit facility with JP Morgan.

      Future commitments under contractual obligations by expected maturity date as of June 30, 2005 are as follows:

	Year Ended March 31,

	2006	2007	2008	2009	2010	Thereafter	Total

	(Amounts in thousands)
Operating leases	$1,727	$1,999	$2,042	$454	$42	$—	$6,264
Employment and consulting contracts	10,672	7,643	2,122	—	—	—	20,437
Purchase obligations	52,744	12,325	1,100	5,095	—	—	71,264
Distribution and marketing commitments	25,205	20,000	—	—	—	—	45,205

	$90,348	$41,967	$5,264	$5,549	$42	$—	$143,170

      Purchase obligations relate to the purchase of film rights for future delivery, future film production and development obligations. Amounts due during the nine months ending March 31, 2006 of $90.3 million are expected to be paid through cash generated from operations or from the available borrowing capacity from our revolving credit facility with JP Morgan.
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
      Currency Rate Risk. We incur certain operating and production costs in foreign currencies and are subject to market risks resulting from fluctuations in foreign currency exchange rates. Our principal currency exposure is between Canadian and U.S. dollars. The Company enters into forward foreign exchange contracts to hedge foreign currency exposures on future production expenses denominated in Canadian dollars. As of June 30, 2005, we had outstanding contracts to sell US$11.6 million in exchange for CDN$14.9 million over a period of fourteen weeks at a weighted average exchange rate of CDN$1.2889. Changes in the fair value representing an unrealized fair value gain on foreign exchange contracts outstanding during the three months ended June 30, 2005 amounted to $0.2 million and are included in accumulated other comprehensive income (loss), a separate component of shareholders’ equity. During the three months ended June 30, 2005, we completed foreign exchange contracts denominated in Canadian dollars. The net losses resulting from the completed contracts were $0.2 million. These contracts are entered into with a major financial institution as counterparty. We are exposed to credit loss in the event of nonperformance by the counterparty, which is limited to the cost of replacing the contracts, at current market rates. We do not require collateral or other security to support these contracts.
      Interest Rate Risk. Our principal risk with respect to our debt and other financing obligations is interest rate risk, to the extent not mitigated by interest rate swaps. We currently have minimal exposure to cash flow risk due to changes in market interest rates related to our outstanding debt and other financing obligations. Our credit facility has a nil balance at June 30, 2005 and any future balance up to $100 million will be mitigated by interest rate swaps. Other financing obligations subject to variable interest rates include $14.6 million owed to film production entities on delivery of titles.
      The Company entered into a $100 million interest rate swap at an interest rate of 3.08%, commencing January 2003 and ending September 2005. The swap is in effect as long as three month LIBOR is less than

5.0%. Fair value of the interest rate swap at June 30, 2005 is $0.1 million (March 31, 2005 — $0.1 million). Changes in the fair value representing a fair valuation loss on the interest rate swap during the three months ended June 30, 2005 amount to less than $0.1 million (2004 — gain of $1.6 million) and are included in the condensed consolidated statements of operations. This contract is entered into with a major financial institution as counterparty. The Company is exposed to credit loss in the event of nonperformance by the counterparty, which is limited to the cost of replacing the contract, at current market rates. The Company does not require collateral or other security to support this contract.
      A subsidiary of the Company entered into a CDN$20 million interest rate swap at a fixed interest rate of 5.62%, commencing September 2003 and ending September 2008. The subsidiary entered into the interest rate swap as a condition of its loan which states the interest rates under the facility are to be fixed either by way of a fixed rate term loan or by way of an interest rate swap. During the three months ended June 30, 2005, the subsidiary recorded interest expense of $0.3 million (2004 — $0.3 million), including amounts incurred under the interest rate swap, that approximates the amount they would have paid if they had entered into a fixed rate loan agreement. Fair value of the interest rate swap at June 30, 2005 is negative $0.7 million (March 31, 2005 — negative $0.3 million). Change in the fair value representing a fair valuation loss on the interest rate swap for the three months ended June 30, 2005 amount to $0.3 million (2004 — gain of $0.5 million) and is included in the condensed consolidated statements of operations. This contract is entered into with a major financial institution as counterparty. The subsidiary is exposed to credit loss in the event of nonperformance by the counterparty, which is limited to the cost of replacing the contract, at current market rates.
      The table below presents repayments and related weighted average interest rates for our interest-bearing debt and other obligations as of June 30, 2005.

	Year Ended March 31,

	2006	2007	2008	2009	2010	Thereafter	Total

	(Amounts in thousands)
Film obligations — Film productions:
Variable(1)	$2,609	$7,933	$—	$4,080	$—	$—	$14,622
Subordinated notes:
Fixed(2)	—	—	—	—	—	60,000	60,000
Fixed(3)	—	—	—	—	—	150,000	150,000
Fixed(4)	—	—	—	—	—	175,000	175,000
Mortgages payable:
Fixed(5)	2,401	897	1,656	13,155	—	—	18,109

	$5,010	$8,830	$1,656	$17,235	$—	$385,000	$417,731

(1)	Amounts owed to film production entities on delivery of titles. The film production entities incurred average variable interest rates at June 30, 2005 of U.S. prime minus 1.76%.

(2)	4.875% Notes with fixed interest rate equal to 4.875%.

(3)	2.9375% Notes with fixed interest rate equal to 2.9375%.

(4)	3.625% Notes with fixed interest rate equal to 3.625%.

(5)	Mortgages payable on the studio facility. Fixed interest rate equal to 5.62% to 7.51%.

Item 4.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
      The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. As of June 30, 2005, the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures were not effective because we are still in the process of remediating the material weaknesses described below.
      As previously disclosed in our Annual Report on Form 10-K for 2005, management identified material weaknesses in internal controls over financial reporting related to the following areas:

•	Calculating participations expense and related liabilities for financial reporting purposes

•	Calculating amortization of investment in film and television programs

•	Monitoring certain charges billed to us by our outsourced home entertainment distribution service provider

•	Financial statement close process
      Notwithstanding these material weaknesses, there were no restatements of any previously issued financial statements of the Company as a result of these identified control deficiencies.
Changes in Internal Control over Financial Reporting
      As disclosed in our Annual Report on Form 10K for 2005, the Company has implemented an action plan to remediate the material weaknesses described above. During the quarter we continued to add accounting resources, implemented review procedures, and continued to improve our processes and controls. Management intends to further implement its action plan, remediate these material weaknesses and improve our processes and control procedures.
      No other changes to internal control over financial reporting have come to our management’s attention during the three months ended June 30, 2005 that have materially adversely affected, or are reasonably likely to materially adversely affect the Company’s internal control over financial reporting.
PART II

Item 1.	Legal Proceedings
      None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
      None.

Item 3.	Defaults Upon Senior Securities
      None.

Item 4.	Submission of Matters to a Vote of Security Holders
      None.

Item 5.	Other Information
      On August 8, 2005 the Board of Directors: (1) granted 12,500 restricted share units to each of Harald Ludwig and Hardwick Simmons, both of whom joined the Board on June 30, 2005 and each of whom is a non-employee director; (2) granted 37,500 common shares to Harry Sloan our former Chairman; and (3) cancelled options to purchase 150,000 common shares previously granted to Harry Sloan.

Item 6.	Exhibits
      Exhibits filed for Lions Gate through the filing of this Form 10-Q.

Exhibit
Number	Description of Documents

10.6	Director Compensation Summary.
31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIONS GATE ENTERTAINMENT CORP.

By:	/s/ James Keegan

Name: James Keegan
Title: Chief Financial Officer
Date: August 9, 2005