Form 10-Q
period 2005-09-30
LIONS GATE ENTERTAINMENT CORP /CN/
filed 2005-11-09
CIK 929351

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005
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
(604) 983-5555

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
      As of November 1, 2005, 104,028,242 shares of the registrant’s no par value common stock were outstanding.

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
      Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, those risk factors found in our Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on June 29, 2005, which is incorporated herein by reference.

PART I

Item 1.	Financial Statements.
LIONS GATE ENTERTAINMENT CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
	2005	2005

	(Unaudited)	(Note 2)
	(Amounts in thousands,
	except share amounts)
ASSETS
Cash and cash equivalents	$51,347	$112,839
Restricted cash	997	2,913
Investments — auction rate preferreds	90,326	—
Investments — equity securities	14,509	—
Accounts receivable, net of reserve for video returns of $50,498 (March 31, 2005 — $58,449) and provision for doubtful accounts of $6,592 (March 31, 2005 — $6,102)	129,590	150,019
Investment in films and television programs	387,718	367,376
Property and equipment	32,487	30,842
Goodwill	161,182	161,182
Other assets	31,714	29,458

	$899,870	$854,629

LIABILITIES
Bank loans	$—	$1,162
Accounts payable and accrued liabilities	151,299	134,200
Film obligations	205,601	130,770
Subordinated notes	385,000	390,000
Mortgages payable	17,066	18,640
Deferred revenue	41,916	62,459
Minority interests	—	259

	800,882	737,490

Commitments and Contingencies
SHAREHOLDERS’ EQUITY
Common shares, no par value, 500,000,000 shares authorized, 103,384,036 at September 30, 2005 and 101,843,708 at March 31, 2005 shares issued and outstanding	320,128	305,662
Series B preferred shares (10 shares issued and outstanding)	—	—
Restricted common share units	3,268	—
Unearned compensation	(2,966)	—
Accumulated deficit	(219,151)	(183,226)
Accumulated other comprehensive loss	(2,291)	(5,297)

	98,988	117,139

	$899,870	$854,629

See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three	Three
	Months	Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004

	(Amounts in thousands, except per share amounts)
Revenues	$212,588	$231,064	$406,817	$419,788

Expenses:
Direct operating	109,015	94,262	209,279	175,072
Distribution and marketing	97,688	104,217	191,169	202,283
General and administration	15,133	17,850	32,462	34,977
Depreciation	597	714	1,345	1,389

Total expenses	222,433	217,043	434,255	413,721

Operating Income (Loss)	(9,845)	14,021	(27,438)	6,067

Other Expense (Income):
Interest expense	4,905	5,652	9,789	11,113
Interest rate swaps mark-to-market	(238)	71	99	(1,989)
Interest income	(851)	—	(1,916)	(37)
Minority interests	—	144	—	21
Other income	—	(825)	—	(825)

Total other expenses	3,816	5,042	7,972	8,283

Income (Loss) Before Equity Interests and Income Taxes	(13,661)	8,979	(35,410)	(2,216)
Equity interests	(54)	(200)	(54)	(200)

Income (Loss) Before Income Taxes	(13,715)	8,779	(35,464)	(2,416)
Income tax provision	(391)	(449)	(461)	(716)

Net Income (Loss)	$(14,106)	$8,330	$(35,925)	$(3,132)

Basic Income (Loss) Income Per Common Share	$(0.14)	$0.09	$(0.35)	$(0.03)

Diluted Income (Loss) Per Common Share	$(0.14)	$0.08	$(0.35)	$(0.03)

See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

			Series B		Restricted				Accumulated
	Common Shares		Preferred Shares		Common			Comprehensive	Other
					Share	Unearned	Accumulated	Income	Comprehensive
	Number	Amount	Number	Amount	Units	Compensation	Deficit	(Loss)	(Loss)	Total

	(Amounts in thousands, except share amounts)
Balance at March 31, 2004	93,615,896	$280,501	10	$—			$(203,507)		$(7,385)	$69,609
Exercise of stock options	4,991,141	13,871								13,871
Exercise of warrants	3,220,867	10,842								10,842
Issuance to directors for services	15,804	137								137
Impact of previously modified stock options	—	311								311
Comprehensive income (loss):
Net income							20,281	$20,281		20,281
Foreign currency translation adjustments								2,374	2,374	2,374
Net unrealized loss on foreign exchange contracts								(286)	(286)	(286)

Comprehensive income								$22,369		—

Balance at March 31, 2005	101,843,708	$305,662	10	$—			$(183,226)		$(5,297)	$117,139
Exercise of stock options	205,612	681								681
Issuance to directors for services	6,250	62								62
Impact of previously modified stock options	—	27								27
Issuance of common shares in connection with acquisition of film assets	399,042	4,000								4,000
Issuance of common shares in connection with acquisition of common shares of Image Entertainment	885,258	9,251								9,251
Issuance of restricted share units					$3,713	$(3,713)				—
Amortization of restricted share units						747				747
Vesting of restricted share units	44,166	445			(445)					—
Comprehensive income (loss):
Net loss							(35,925)	(35,925)		(35,925)
Foreign currency translation adjustments								1,248	1,248	1,248
Net unrealized gain on foreign exchange contracts								(29)	(29)	(29)
Unrealized gain on investments — available for sale								1,787	1,787	1,787

Comprehensive loss								$(32,919)		—

Balance at September 30, 2005	103,384,036	$320,128	10	$—	$3,268	$(2,966)	$(219,151)		$(2,291)	$98,988

See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months	Six Months
	Ended	Ended
	September 30,	September 30,
	2005	2004

	(Amounts in thousands)
Operating Activities:
Net loss	$(35,925)	$(3,132)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of property and equipment	1,345	1,389
Amortization of deferred financing costs	1,849	1,700
Amortization of films and television programs	134,409	124,370
Amortization of intangible assets	1,240	1,096
Non-cash stock-based compensation	836	364
Interest rate swaps mark-to-market	99	(1,989)
Gain on disposition of assets	—	(666)
Minority interests	—	21
Equity interests	54	200
Changes in operating assets and liabilities:
Decrease in restricted cash	1,916	—
Accounts receivable, net	14,929	(42,889)
Increase in investment in films and television programs	(157,411)	(83,830)
Other assets	(2,916)	(19)
Accounts payable and accrued liabilities	20,823	16,003
Film obligations	76,632	39,003
Deferred revenue	(20,152)	(2,282)

Net Cash Flows Provided By Operating Activities	37,728	49,339

Investing Activities:
Purchases of investments — auction rate preferreds	(137,827)	—
Purchases of investments — equity securities	(3,470)	—
Sales of investments — auction rate preferreds	47,500	—
Cash received from sale of investment	2,945	—
Cash received from disposition of assets, net	—	882
Purchases of property and equipment	(2,092)	(175)

Net Cash Flows Provided By (Used In) Investing Activities	(92,944)	707

Financing Activities:
Issuance of common shares	681	12,108
Financing fees	(260)	(1,221)
Repayment of subordinated notes	(5,000)	—
Decrease in bank loans	—	(63,663)
Repayment of mortgages payable	(2,211)	(840)

Net Cash Flows Used In Financing Activities	(6,790)	(53,616)

Net Change In Cash And Cash Equivalents	(62,006)	(3,570)
Foreign Exchange Effects On Cash	514	2,016
Cash and Cash Equivalents — Beginning Of Period	112,839	7,089

Cash and Cash Equivalents — End Of Period	$51,347	$5,535

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
      The unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. or Canadian GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these unaudited condensed consolidated financial statements. Operating results for the three and six months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ended March 31, 2006. The balance sheet at March 31, 2005 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read together with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended March 31, 2005.
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
Investments
      Investments classified as available-for-sale are reported at fair value based on quoted market prices, with unrealized gains excluded from earnings and reported as other comprehensive income (see note 10). The cost of investments sold is determined in accordance with the specific identification method and realized gains and

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)
losses are included in interest income. As of September 30, 2005, the cost, unrealized holding gains and fair value of the Company’s available-for-sale investments were as follows:

		Unrealized
		Holding	Carrying
	Cost	Gains	Value

	(Amounts in thousands)
Auction Rate Preferreds
Auction rate preferred stock	$60,326	$—	$60,326
Auction rate notes	30,000	—	30,000

	90,326	—	90,326

Equity Securities
Equity securities	12,722	1,787	14,509

	$103,048	$1,787	$104,835

      During the three months ended September 30, 2005, the Company began investing in auction rate preferred stock and auction rate notes (collectively, the “auction rate preferreds”). Auction rate preferred stock is preferred stock with a dividend rate determined periodically, typically less than every 90 days, based on an auction mechanism. Auction rate notes are debt instruments. The interest rate for the auction rate notes will adjust to current market rates at each interest reset date, typically every seven, 28 or 35 days. The interest rates are impacted by various factors, including credit risk, tax risk, general market interest rate risk and other factors. Auction rate preferreds do not meet the definition of a cash equivalent since they do not have scheduled maturities of less than 90 days from investment. All of the Company’s $90.3 million investment in auction rate preferreds as of September 30, 2005 are invested in securities rated as “AAA”. Proceeds from sales of auction rate preferreds during the three months ended September 30, 2005 were $47.5 million.
      Equity securities are comprised of the Company’s investment in the common shares of Image Entertainment, Inc. (“Image”), a distributor of DVDs and entertainment programming. During the three months ended September 30, 2005, the Company purchased 1,150,000 common shares of Image for $3.5 million in cash, representing an average cost per share of $3.02. Also during the three months ended September 30, 2005 the Company completed a negotiated exchange with certain shareholders of Image in which the Company exchanged 885,258 of its common shares (at $10.45 per share) in return for 2,312,567 common shares of Image (at $4.00 per share). The cost on an exchanged basis of the additional 2,312,567 common shares of Image is $9.2 million. As at September 30, 2005, the Company held 3,462,567 common shares of Image acquired at an average cost per share of $3.67. The closing price of Image’s common shares on September 30, 2005 was $4.19 per common share. As a result, the Company had an unrealized gain of $1.8 million on its investment in Image common shares as of September 30, 2005. The Company has reported the $1.8 million unrealized gain as other comprehensive income in the condensed consolidated statement of shareholder’s equity as of September 30, 2005.
Recent Accounting Pronouncements
      Statement of Financial Accounting Standards No. 123R. In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)). SFAS 123(R) revises SFAS No. 123 and eliminates the alternative to use the intrinsic method of accounting under APB No. 25. SFAS 123(R) requires all public companies accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments, to account for these types of transactions using a fair-value-based method. The

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)
Company currently accounts for share-based payments to employees using the intrinsic value method as set forth in APB No. 25 “Accounting for Stock Issued to Employees.” As such, the Company generally recognizes no compensation cost for employee stock options. SFAS No. 123(R) eliminates the alternative to use APB No. 25’s intrinsic value method of accounting. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123(R) in prior periods, the impact would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income (loss) and basic and diluted income (loss) per share in note 12. SFAS No. 123(R) permits companies to adopt its requirements using either a modified prospective method or a modified retrospective method. The Company has not yet determined which method it will utilize. The adoption of SFAS No. 123(R)’s fair value method will have an impact on our results of operations, although it will have no material impact on our overall financial position. The provisions of SFAS No. 123(R) are effective for financial statements with the first interim or annual reporting period beginning after June 15, 2005. However, the SEC announced on April 14, 2005 that it would provide for a phased-in implementation process for SFAS No. 123(R). As a result, the Company will not be required to apply SFAS No. 123(R) until the period beginning April 1, 2006.

3.	Investment in Films and Television Programs

	September 30,	March 31,
	2005	2005

	(Amounts in thousands)
Theatrical and Non-Theatrical Films
Released, net of accumulated amortization	$126,083	$113,536
Acquired libraries, net of accumulated amortization	110,192	109,805
Completed and not released	17,467	12,083
In progress	50,894	42,581
In development	2,889	2,302
Product inventory	25,268	26,029

	332,793	306,336

Made-for-Television Programs
Released, net of accumulated amortization	30,187	21,098
In progress	24,046	39,221
In development	692	721

	54,925	61,040

	$387,718	$367,376

      Acquired libraries of $110.2 million at September 30, 2005 (March 31, 2005 — $109.8 million) include the Trimark library acquired October 2000, the Artisan library acquired December 2003 (refer to note 8) and the Modern Entertainment, Ltd. (“Modern”) library acquired in August 2005. On August 17, 2005, the Company acquired certain of the film assets and accounts receivable of Modern, a licensor of film rights to DVD distributors, broadcasters and cable networks. Under the terms of the Modern purchase agreement, total consideration issued was $7.5 million, comprised of $3.5 million in cash and 399,042 shares of the Company’s common shares valued at $4.0 million. In addition, the Company recorded $0.2 million in direct transaction costs comprised primarily of legal costs incurred in connection with the purchased assets resulting in a total purchase price of $7.7 million for the Modern library. The allocation of the Modern purchase price to the assets acquired was $5.6 million to investment in films and television programs and $2.1 million to accounts

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)
receivable. The Trimark library is amortized over its expected revenue stream for a period of 20 years from the acquisition date. The remaining amortization period on the Trimark library at September 30, 2005 is 15 years on unamortized costs of $21.1 million. The Artisan library includes titles released at least three years prior to the date of acquisition and is amortized over its expected revenue stream for a period of up to 20 years from the date of acquisition. The remaining amortization period on the Artisan library at September 30, 2005 is 18.25 years on unamortized costs of $83.5 million. The Modern library is amortized over its expected revenue stream for a period of up to 20 years from the acquisition date. The remaining amortization period on the Modern library at September 30, 2005 is 19.75 years on unamortized costs of $5.6 million.
      The Company expects approximately 47% of completed films and television programs, net of accumulated amortization, will be amortized during the one-year period ending September 30, 2006. Additionally, the Company expects approximately 82% of completed and released films and television programs, net of accumulated amortization and excluding acquired libraries, will be amortized during the three-year period ending September 30, 2008.

4.	Other Assets

	September 30,	March 31,
	2005	2005

	(Amounts in thousands)
Deferred financing costs, net	$17,337	$18,882
Prepaid expenses and other	9,488	8,148
Other investments	2,648	250
Intangible assets, net	2,241	2,178

	$31,714	$29,458

      Deferred Financing Costs. Deferred financing costs primarily include costs incurred in connection with the credit facility (see note 5) and the issuance of the 4.875% Notes, the 2.9375% Notes and the 3.625% Notes (see note 7) and are deferred and amortized to interest expense.
      Intangible Assets. Intangible assets acquired in connection with the purchase of Artisan of $5.1 million represent distribution and personal service agreements and are amortized over a period of two to four years from the date of acquisition. In June 2005, the Company acquired all of the publishing assets of a music publishing company, for a total purchase price of $1.2 million in cash. The publishing rights are amortized over a three-year period from the date of acquisition. Amortization expense of $0.7 million and $1.2 million was recorded for the three and six months ended September 30, 2005 (2004 — $0.5 million and $1.1 million). Based on the current amount of intangibles subject to amortization, the estimated amortization expense for each of the succeeding years is $1.2 million, $0.7 million and $0.3 million for the years ending September 30, 2006, 2007 and 2008, respectively.
      Other Investments.
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
      As a result of these transactions with Maple Pictures, Lions Gate recorded an investment in Maple Pictures of $2.1 million as of June 30, 2005 in other assets in the condensed consolidated balance sheet. The

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)
Company is accounting for the investment in Maple Pictures using the equity method. For the three and six months ended September 30, 2005, a loss of $0.1 million is recorded in equity interests in the condensed consolidated statements of operations and the investment in Maple Pictures is $2.0 million as of September 30, 2005.

5.	Bank Loans
      The Company entered into a $350 million credit facility in December 2003 consisting of a $200 million U.S. dollar-denominated revolving credit facility, a $15 million Canadian dollar-denominated revolving credit facility and a $135 million U.S. dollar-denominated term-loan. By December 31, 2004, the Company had repaid the term loan in full, thereby reducing the credit facility to $215 million at March 31, 2005. Effective March 31, 2005, the credit facility was amended to eliminate the $15 million Canadian dollar-denominated revolving credit facility and increase the U.S. dollar-denominated revolving credit facility by the same amount. At September 30, 2005, the Company had no borrowings (March 31, 2005 — nil) under the credit facility. The credit facility expires December 31, 2008 and bears interest at 2.75% over the Adjusted LIBOR or 1.75% over the U.S. prime rate. The availability of funds under the credit facility is limited by the borrowing base, which is calculated on a monthly basis. The borrowing base assets at September 30, 2005 totaled $417.3 million (March 31, 2005 — $405.1 million) and therefore the full $215 million is available under the credit facility at September 30, 2005. The Company is required to pay a monthly commitment fee of 0.50% per annum on the total credit facility of $215 million less the amount drawn. Right, title and interest in and to all personal property of the Company and Lions Gate Entertainment Inc., the Company’s wholly-owned subsidiary, is being pledged as security for the credit facility. The credit facility is senior to the Company’s film obligations, subordinated notes and mortgages payable. The credit facility restricts the Company from paying cash dividends on its common shares. The Company entered into a $100 million interest rate swap at an interest rate of 3.08%, commencing January 2003 and ended September 2005. The swap was in effect as long as three month LIBOR was less than 5.0%. Fair market value of the interest rate swap at September 30, 2005 is nil (March 31, 2005 — negative $0.1 million). Changes in the fair value representing fair valuation losses on the interest rate swap during the three and six months ended September 30, 2005 amount to $0.1 million and $0.1 million, respectively (2004 — gains of $0.1 million and $1.7 million, respectively) and are included in the condensed consolidated statements of operations. On October 17, 2005, the Company amended the credit facility in connection with its acquisition of Redbus Film Distribution Limited and Redbus Pictures Limited (collectively, “Redbus”) which made a $10 million portion of the credit facility available for borrowing by the new Redbus subsidiaries in either U.S. dollars or British pounds sterling (see note 17).

6.	Film Obligations

	September 30,	March 31,
	2005	2005

	(Amounts in thousands)
Minimum guarantees	$30,458	$5,210
Minimum guarantees initially incurred for a term of more than one year	16,081	18,081
Participation and residual costs	127,979	95,650
Theatrical marketing	1,876	1,665
Film productions	29,207	10,164

	$205,601	$130,770

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)
      The Company expects approximately 64% of accrued participants’ shares will be paid during the one-year period ending September 30, 2006.

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
      Promissory Note. On December 15, 2003, the Company assumed, as part of the purchase of Artisan, a $5.0 million subordinated promissory note to Vialta, Inc (“Promissory Note”) issued by Artisan which bore interest at 7.5% per annum compounded quarterly. The Promissory Note matured and was paid during April 2005.

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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)
      Severance and relocation costs incurred by Lions Gate, associated with the acquisition of Artisan, are not included in the purchase price and, as such, were recorded in the consolidated statement of operations for the year ended March 31, 2004. Severance and relocation costs of $5.6 million included property lease abandonment costs of $2.5 million, the write-off of capital assets no longer in use of $2.1 million and severance of $1.0 million. At September 30, 2005 and March 31, 2005, the remaining liabilities under the severance plan are nil. At September 30, 2005, the remaining liabilities for the property lease abandonment are $1.6 million (March 31, 2005 — $1.7 million) and are included in accounts payable and accrued liabilities in the condensed consolidated balance sheets.

9.	Direct Operating Expenses

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004

	(Amounts in thousands)
Amortization of films and television programs	$69,033	$64,145	$134,409	$124,370
Participation and residual expense	37,142	28,815	70,218	49,702
Amortization of acquired intangible assets	692	548	1,240	1,096
Other expenses	2,148	754	3,412	(96)

	$109,015	$94,262	$209,279	$175,072

      Other expenses include direct operating expenses related to the studio facility and provision for doubtful accounts. Other expenses for the six months ended September 30, 2004 include a reduction in the provision for doubtful accounts.

10.	Comprehensive Income (Loss)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004

	(Amounts in thousands)
Net income (loss)	$(14,106)	$8,330	$(35,925)	$(3,132)
Add (deduct): Foreign currency translation adjustments	2,079	365	1,248	1,518
Add (deduct): Net unrealized gain (loss) on foreign exchange contracts	(263)	279	(29)	(366)
Add (deduct): Unrealized gain on investments — available for sale	1,787	—	1,787	—

Comprehensive income (loss)	$(10,503)	$8,974	$(32,919)	$(1,980)

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

11.	Income (Loss) Per Share
      The Company calculates earnings per share in accordance with SFAS No. 128, “Earnings Per Share”. Basic loss per share is calculated based on the weighted average common shares outstanding for the period. Diluted earnings per share includes the impact of the convertible senior subordinated notes, share purchase warrants, stock options and restricted share units, if dilutive.

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004

	(Amounts in thousands, except per share amounts)
Basic income (loss) per common share is calculated as follows:
Numerator:
Net income (loss)	$(14,106)	$8,330	$(35,925)	$(3,132)

Denominator:
Weighted average common shares outstanding	102,358	96,253	102,107	95,591

Basic income (loss) per common share	$(0.14)	$0.09	$(0.35)	$(0.03)

      Basic income (loss) per common share is calculated using the weighted average number of common shares outstanding during the three and six months ended September 30, 2005 of 102,358,000 shares and 102,107,000 shares, respectively (2004 — 96,253,000 and 95,591,000 shares, respectively). The exercise of common share equivalents including stock options, share purchase warrants, the conversion features of the 4.875% Notes, the 2.9375% Notes, the 3.625% Notes and restricted share units could potentially dilute income (loss) per share in the future, but were not reflected in diluted loss per share during the three and six months ended September 30, 2005 and six months ended September 30, 2004 because to do so would be anti-dilutive.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)
Basic and diluted loss per common share were the same for all periods presented except for the three months ended September 30, 2004 which is presented below:

Three Months
Ended
September 30,
2004

(Amounts in
thousands, except
per share amounts)
Diluted income per common share is calculated as follows:
Numerator:
Net income	$8,330
Interest expense on 4.875% Notes	737

Adjusted net income	$9,067

Denominator:
Weighted average common shares outstanding	96,253
Effect of dilutive securities:
4.875% Notes	11,106
Share purchase options	5,349
Share purchase warrants	1,118

Adjusted weighted average common shares outstanding	113,826

Diluted income per common share	$0.08

      The share purchase options and the share purchase warrants are included in diluted income per share under the treasury method and the 4.875% Notes are included in diluted income per share under the “if converted” method.

12.	Accounting for Stock-Based Compensation
      Fair Value of Stock Options. The Company elected to use the intrinsic value method in accounting for stock based compensation set forth in APB No. 25, “Accounting for Stock Issued to Employees.” In accordance with SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of SFAS No. 123” the following disclosures are provided about the costs of stock-based compensation awards using the fair value method for companies that elect to use the intrinsic value method. See Recent Accounting Pronouncements for a discussion of SFAS 123(R).
      The weighted average estimated fair value of each stock option granted in the six months ended September 30, 2005 was $3.61 (2004 — $2.57). The total stock-based compensation expense for disclosure purposes for the three and six months ended September 30, 2005, based on the fair value of the stock options granted, was $0.5 million and $1.1 million, respectively (2004 — $0.6 million and $0.9 million, respectively) and the fair value of stock option modifications for the three and six months ended September 30, 2005 was less than $0.1 million (2004 — nil).
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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)
      The following pro forma basic and diluted income (loss) per common share includes stock-based compensation expense for stock options issued and modified, as described above:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004

	(Amounts in thousands, except per share amounts)
The resulting pro forma basic and diluted income (loss) per common share is calculated as follows:
Numerator:
Net income (loss)	$(14,106)	$8,330	$(35,925)	$(3,132)
Add: stock-based compensation expense recorded	—	227	27	227
Less: stock-based compensation expense calculated using fair value method	(532)	(624)	(1,134)	(862)

Adjusted net income (loss)	$(14,638)	$7,933	$(37,032)	$(3,767)

Denominator:
Weighted average common shares outstanding (thousands)	102,358	96,253	102,107	95,591

Adjusted basic and diluted income (loss) per common share	$(0.14)	$0.08	$(0.36)	$(0.04)

      Stock Appreciation Rights. On November 13, 2001, the Board of Directors of the Company resolved that 750,000 options, granted to certain officers of the Company to purchase common shares of the Company, be revised as stock appreciation rights (“SARs”) which entitle the holders to receive cash only and not common shares. The amount of cash received will be equal to the amount by which the trading price of common shares on the exercise notice date exceeds the SARs’ price of $5.00 multiplied by the number of options exercised. Any twenty-day average trading price of common shares prior to the exercise notice date has to be $6.00 or above in order for the officers to exercise their SARs. These SARs are not considered part of the Employees’ and Directors’ Equity Incentive Plan. The Company measures compensation expense as the amount by which the market value of common shares exceeds the SARs’ price. At September 30, 2005, the market price of common shares was $9.54 (March 31, 2005 — $11.05; September 30, 2004 — $8.70) and the SARs had all vested. Due to the reduction in the market price of its common shares, the Company recorded a reduction in stock-based compensation expense in the amount of $0.5 million and $1.1 million in general and administration expenses in the condensed consolidated statement of operations for the three and six months ended September 30, 2005 (September 30, 2004 — expense of $1.3 million and $1.8 million, respectively). The expense is calculated by using the market price of common shares on September 30, 2005 less the SARs’ price, multiplied by the 750,000 SARs vested. At September 30, 2005, the Company has a stock-based compensation accrual in the amount of $3.4 million (March 31, 2005 — $4.5 million) included in accounts payable and accrued liabilities on the condensed consolidated balance sheets relating to these SARs.
      On February 2, 2004, an officer of the Company was granted 1,000,000 SARs, which entitle the officer to receive cash only, and not common shares. The amount of cash received will be equal to the amount by which the trading price of common shares on the exercise notice date exceeds the SARs’ price of $5.20 multiplied by the number of SARs exercised. The SARs vest one quarter immediately on the award date and one quarter on each of the first, second and third anniversaries of the award date. These SARs are not considered part of the

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)
Employees’ and Directors’ Equity Incentive Plan. Applying FIN 28 “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans”, the Company is accruing compensation expense over the service period, which is assumed to be the three year vesting period, using a graded approach and measures compensation cost as the amount by which the market value of common shares exceeds the SARs’ price times the SARs assumed to have vested under the graded approach. At September 30, 2005, the market price of common shares was $9.54 (March 31, 2005 — $11.05; September 30, 2004 — $8.70). Due to the reduction in the market price of its common shares, the Company recorded a reduction in stock-based compensation expense in the amount of $0.2 million and $0.4 million in general and administration expenses in the condensed consolidated statement of operations for the three and six months ended September 30, 2005 (September 30, 2004 — expense of $1.1 million and $1.9 million, respectively). During the year ended March 31, 2005 the officer exercised 150,000 of the vested SARs and the Company paid $0.9 million. The total expense is calculated by using the market price of common shares on September 30, 2005 less the SARs’ price, multiplied by the remaining 793,032 SARs assumed to have vested less the 150,000 SARs exercised. At September 30, 2005, the Company has a stock-based compensation accrual in the amount of $3.0 million (March 31, 2005 — $3.5 million) included in accounts payable and accrued liabilities on the condensed consolidated balance sheets relating to these SARs.
      Restricted Share Units. Effective June 27, 2005, the Company pursuant to its 2004 Performance Incentive Plan entered into restricted share unit agreements with certain employees and directors of the company. During the three and six months ended September 30, 2005, the Company awarded 141,875 and 359,875, respectively, in restricted common share units under these agreements. Upon issuance of the restricted common share units, an unamortized compensation expense equivalent to the market value of the common shares on the date of grant was charged to shareholders’ equity as unearned compensation. This unearned compensation will be amortized over the three-year vesting period. Compensation expense recorded for these restricted common share units was $0.7 million during the three and six months ended September 30, 2005 and is included in general and administration expenses in the condensed consolidated statements of operations.
      The Company becomes entitled to an income tax deduction in an amount equal to the taxable income reported by the holders of the restricted share units when the restrictions are released and the shares are issued. Restricted shares are forfeited if the employees or directors terminate prior to the lapsing of restrictions. The Company records forfeitures of restricted share units, if any, as treasury share repurchases and any compensation costs previously recorded are reversed in the period of forfeiture.

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
      Segmented information by business unit is as follows:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004

	(Amounts in thousands)
Segment revenues
Motion Pictures	$168,284	$202,776	$315,266	$361,842
Television	42,694	26,887	88,552	55,534
Studio Facilities	1,610	1,401	2,999	2,412

	$212,588	$231,064	$406,817	$419,788

Segment profit (loss)
Motion Pictures	$(5,859)	$22,914	$(15,080)	$20,048
Television	4,482	2,578	6,861	6,810
Studio Facilities	1,015	816	1,824	1,266

	$(362)	$26,308	$(6,395)	$28,124

      Segment profit (loss) is defined as segment revenue less segment direct operating, distribution and marketing, and general and administration expenses. The reconciliation of total segment profit (loss) to the Company’s income (loss) before income taxes is as follows:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004

	(Amounts in thousands)
Company’s total segment profit (loss)	$(362)	$26,308	$(6,395)	$28,124
Less:
Corporate general and administration	(8,886)	(10,907)	(19,698)	(20,002)
Depreciation	(597)	(714)	(1,345)	(1,389)
Interest expense	(4,905)	(5,689)	(9,789)	(11,113)
Interest rate swaps mark-to-market	238	(71)	(99)	1,989
Interest income	851	37	1,916	37
Minority interests	—	(144)	—	(21)
Other income	—	159	—	159
Equity interests	(54)	(200)	(54)	(200)

Income (Loss) Before Income Taxes	$(13,715)	$8,779	$(35,464)	$(2,416)

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

14.	Commitments and Contingencies
      The Company is from time to time involved in various claims, legal proceedings and complaints arising in the ordinary course of business. The Company does not believe that adverse decisions in any such pending or threatened proceedings, or any amount which the Company might be required to pay by reason thereof, would have a material adverse effect on the financial condition or future results of the Company. The Company has provided an accrual for estimated losses under the above matters as of September 30, 2005, in accordance with FAS 5 “Accounting for Contingencies”.

15.	Reconciliation to Canadian GAAP
      The condensed consolidated financial statements of the Company have been prepared in accordance with U.S. GAAP. The material differences between the accounting policies used by the Company under U.S. GAAP and Canadian GAAP are disclosed below in accordance with the provisions of the SEC and the National Instrument adopted by certain securities authorities in Canada.
      Under Canadian GAAP, the net income (loss) and income (loss) per share figures for the three and six months ended September 30, 2005 and 2004, and the shareholders’ equity as at September 30, 2005 and March 31, 2005 are as follows:

	Net Income (Loss)

	Three Months	Three Months	Six Months	Six Months	Shareholders’ Equity
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,	September 30,	March 31,
	2005	2004	2005	2004	2005	2005

As reported under U.S. GAAP	$(14,106)	$8,330	$(35,925)	$(3,132)	$98,988	$117,139
Adjustment for interest rate swaps(a)	(158)	(158)	(316)	(316)	2,009	2,325
Accounting for business combinations(b)	—	—	—	—	1,145	1,145
Accounting for income taxes(c)	—	—	—	—	(1,900)	(1,900)
Accounting for stock-based compensation(g)	(531)	(397)	(1,106)	(635)	—	—
Adjustment for accretion on subordinated notes(d)	(3,158)	(618)	(6,316)	(1,236)	(12,740)	(6,424)
Adjustment for amortization of subordinated notes issue costs(d)	298	39	525	75	1,007	482
Adjustment for amortization and write-off of deferred bank loan financing costs(e)	—	84	—	168	—	—
Reclassification of conversion feature of subordinated notes outside shareholders’ equity(d)	—	—	—	—	74,854	74,854
Other comprehensive loss (net of tax of nil)(f)	—	—	—	—	(2,062)	(304)

Net Income (Loss)/ Shareholders’ Equity under Canadian GAAP	$(17,655)	$7,280	$(43,138)	$(5,076)	$161,301	$187,317

Basic and Diluted Income (Loss) per Common Share under Canadian GAAP	$(0.17)	$0.08	$(0.42)	$(0.05)

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)
     Reconciliation of movement in Shareholders’ Equity under Canadian GAAP:

	September 30,	March 31,
	2005	2005

	(Amounts in thousands)
Balance at beginning of the year	$187,317	$86,827
Increase in common shares	14,021	24,850
Increase in contributed surplus(d)(g)	1,853	60,842
Net loss under Canadian GAAP	(43,138)	12,424
Adjustment to cumulative translation adjustments account(f)	1,248	2,374

Balance at end of the period	$161,301	$187,317

(a) Interest Rate Swaps Mark-to-Market
      Under U.S. GAAP, the interest swaps do not meet the criteria of effective hedges and therefore the fair valuation losses of $0.1 million for the three and six months ended September 30, 2005 (2004 — gains of $0.1 million and $1.7 million, respectively) on the Company’s interest swap and fair valuation gains of $0.3 million and less than $0.1 million for the three and six months ended September 30, 2005 (2004 — loss of $0.2 million and gain of $0.3 million, respectively) on a subsidiary company’s interest swap are recorded in the condensed consolidated statement of operations.
      Under Canadian GAAP, until April 1, 2004, the interest rate swaps were determined to be effective hedges under Canadian Institute of Chartered Accountants (“CICA”) Section 3860, “Financial Instruments — Disclosure and Presentation”, and no fair valuation adjustments were recorded. In December 2001, the CICA released Accounting Guideline (“AcG-13”), “Hedging Relationships”, to be applied by companies for periods beginning on or after July 1, 2003. The standard establishes criteria to identify, designate, document and determine the effectiveness of hedging relationships, for the purpose of applying hedge accounting and provides guidance on the discontinuance of hedge accounting. Under Canadian GAAP the Company has adopted AcG-13 effective April 1, 2004 and determined the interest rate swaps do not meet the criteria of effective hedges and therefore the fair valuation losses of less than $0.1 million for the three and six months ended September 30, 2005 (2004 — gains of $0.1 million and $1.7 million, respectively) on the Company’s interest swap and fair valuation gains of $0.3 million and less than $0.1 million for the three and six months ended September 30, 2005 (2004 — loss of $0.2 million and gain of $0.3 million, respectively) on a subsidiary company’s interest swap are recorded in the condensed consolidated statement of operations, which is consistent with U.S. GAAP.
      The transitional provisions of AcG-13 provide that when an entity terminates its designation of a hedging relationship or a hedging relationship ceases to be effective, hedge accounting is not applied to gains, losses, revenues or expenses arising subsequently. However, the hedge accounting applied to the hedging relationship in prior periods is not reversed. Any gains, losses, revenues or expenses deferred previously as a result of applying hedge accounting continue to be carried forward for subsequent recognition in income in the same period as the corresponding gains, losses, revenues or expenses associated with the hedged item. Accordingly, under Canadian GAAP at April 1, 2004 the Company recorded the fair values of the interest rate swaps totaling $3.0 million on the consolidated balance sheet and recorded the off-setting entry to deferred assets which is being amortized straight-line to interest expense over the terms of the hedged items. This results in an additional interest expense in the three and six months ended September 30, 2005 of $0.2 million and $0.3 million respectively (2004 — $0.2 million and $0.3 million).

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

(c) Accounting for Income Taxes
      SFAS 109 requires deferred tax assets and liabilities be recognized for temporary differences, other than non-deductible goodwill, arising in a business combination. In the year ended March 31, 2000, under U.S. GAAP, goodwill was increased to reflect the additional deferred tax liability resulting from temporary differences arising on the acquisition of Lions Gate Studios in fiscal 1999. Under Canadian GAAP, the Company recorded a charge to retained earnings when the deferred tax liability was established upon adoption of the applicable accounting standard in 2001; accordingly, there is a difference in the carrying amount of goodwill arising in the business combination of $1.9 million as at September 30, 2005 (March 31, 2005 — $1.9 million).

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

(f) Comprehensive Income (Loss)
      Comprehensive loss consists of net income (loss) and other gains and losses affecting shareholders’ equity that, under U.S. GAAP are excluded from the determination of net income (loss). Under U.S. GAAP, comprehensive income (loss) includes cumulative translation adjustments, unrealized gains (losses) on foreign exchange contracts and unrealized gains on investments — available for sale, net of income taxes of nil. Under Canadian GAAP, cumulative translation adjustments are included as a separate component of shareholders’ equity and unrealized gains (losses) on foreign exchange contracts and unrealized gains on investments — available for sale are not recorded.

(g) Accounting for Stock-Based Compensation
      In December 2003, CICA amended Section 3870 to require companies to account for stock options using the fair value based method for fiscal years beginning on or after January 1, 2004. In accordance with the transitional alternatives permitted under amended Section 3870, the Company retroactively adopted the fair value based method of accounting for stock options and accordingly, the years ended March 31, 2004 and March 31, 2003 have been restated. The impact of this change for the three and six months ended September 30, 2005 was to increase net loss and increase contributed surplus by $0.5 million and $1.1 million (2004 — $0.6 million and $0.9 million) and to increase basic loss per share by $0.01 and $0.02, respectively (2004 — $0.01 and $0.01).
      In accordance with CICA Section 3870, the following disclosures are provided about the costs of stock-based compensation awards using the fair value method. The weighted average estimated fair value of each stock option granted in the three and six months ended September 30, 2005 was $3.61 (2004 — $2.57). The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for stock options granted during the three and six months ended September 30, 2005: a dividend yield of 0%, expected volatility of 33% (2004 — 30%), risk-free interest rate of 4.0% (2004 — 3.8%) and expected life of five years (2004 — five years).
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
      In December 2003, the Company sold $60.0 million of the 4.875% Notes, through its wholly owned U.S. subsidiary Lions Gate Entertainment Inc. (the “Issuer”). The 4.875% Notes, by their terms, are fully and unconditionally guaranteed by the Company. On April 2, 2004, the Company filed a registration statement on Form S-3 to register the resale of the 4.875% Notes and common shares issuable on conversion of the 4.875% Notes. On April 29, 2004, the registration statement was declared effective by the SEC.
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
      The following tables present condensed consolidating financial information as of September 30, 2005 and March 31, 2005 and for the six months ended September 30, 2005 and 2004 for (1) the Company, on a stand-alone basis, (2) the Issuer, on a stand-alone basis, (3) the non-guarantor subsidiaries of the Company (including the subsidiaries of the Issuer) on a combined basis (collectively, the “Other Subsidiaries”) and (4) the Company on a consolidated basis.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

	As of September 30, 2005

	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated

	(Amounts in thousands)
BALANCE SHEET
ASSETS
Cash and cash equivalents	$351	$(11,891)	$62,887	$—	$51,347
Restricted cash	—	—	997	—	997
Investments — auction rate preferreds	—	90,326	—	—	90,326
Investments — equity securities	—	14,509	—	—	14,509
Accounts receivable, net	81	2,169	127,340	—	129,590
Investment in films and television programs	—	6,946	380,772	—	387,718
Property and equipment	—	4,638	27,849	—	32,487
Goodwill	—	—	161,182	—	161,182
Other assets	92	19,441	12,181	—	31,714
Investment in subsidiaries	204,722	268,813	—	(473,535)	—
Deferred income taxes	1,896	—	(1,896)	—	—

	$207,142	$394,951	$771,312	$(473,535)	$899,870

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIENCY)
Accounts payable and accrued liabilities	$1,136	$16,865	$133,298	$—	$151,299
Film obligations	—	—	205,601	—	205,601
Subordinated notes	—	385,000	—	—	385,000
Mortgages payable	—	—	17,066	—	17,066
Deferred revenue	—	—	41,916	—	41,916
Intercompany payables (receivables)	(153,465)	44,587	124,455	(15,577)	—
Intercompany equity	260,483	95,004	306,513	(662,000)	—
Shareholders’ equity (deficiency)	98,988	(146,505)	(57,537)	204,042	98,988

	$207,142	$394,951	$771,312	$(473,535)	$899,870

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

	Six Months Ended September 30, 2005

	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated

	(Amounts in thousands)
STATEMENT OF OPERATIONS
Revenues	$366	$—	$406,750	$(299)	$406,817
Expenses:
Direct operating	—	—	209,279	—	209,279
Distribution and marketing	—	—	191,169	—	191,169
General and administration	1,104	18,594	13,063	(299)	32,462
Depreciation	—	52	1,293	—	1,345

Total expenses	1,104	18,646	414,804	(299)	434,255

Operating Loss	(738)	(18,646)	(8,054)	—	(27,438)

Other Expenses (Income):
Interest expense	(32)	9,227	594	—	9,789
Interest rate swaps mark-to-market	—	123	(24)	—	99
Interest income	—	(1,926)	10	—	(1,916)

Total other expenses	(32)	7,424	580	—	7,972

Income (Loss) Before Equity Interests and Income Taxes	(706)	(26,070)	(8,634)	—	(35,410)
Equity interests	35,219	11,586	54	(46,805)	(54)

Income (Loss) Before Income Taxes	(35,925)	(37,656)	(8,688)	46,805	(35,464)
Income tax provision	—	(175)	(286)	—	(461)

Net Income (Loss)	$(35,925)	$(37,831)	$(8,974)	$46,805	$(35,925)

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

	Six Months Ended September 30, 2005

	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated

	(Amounts in thousands)
STATEMENT OF CASH FLOWS
Net cash flows provided by (used in) operating activities	$(17,507)	$(8,709)	$63,944	$—	$37,728
Investing activities:
Purchases of investments — auction rate preferreds	—	(137,827)	—	—	(137,827)
Purchases of investments — equity securities	—	(3,470)	—	—	(3,470)
Sales of investments — auction rate preferreds	—	47,500	—	—	47,500
Cash received from sale of investment	—	—	2,945	—	2,945
Purchases of property and equipment	—	(2,221)	129	—	(2,092)

Net cash flows provided by (used in) investing activities	—	(96,018)	3,074	—	(92,944)

Financing activities:
Issuance of common shares	681	—	—	—	681
Financing fees	—	(260)	—	—	(260)
Repayment of subordinated notes	—	—	(5,000)	—	(5,000)
Repayment of mortgages payable	—	—	(2,211)	—	(2,211)

Net cash flows provided by (used in) financing activities	681	(260)	(7,211)	—	(6,790)

Net change in cash and cash equivalents	(16,826)	(104,987)	59,807	—	(62,006)
Foreign exchange effect on cash	16,234	(13,260)	(2,460)	—	514
Cash and cash equivalents — beginning of period	943	106,356	5,540	—	112,839

Cash and cash equivalents — end of period	$351	$(11,891)	$62,887	$—	$51,347

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

	Six Months Ended September 30, 2005

	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated

	(Amounts in thousands)
RECONCILIATION OF NET INCOME (LOSS) TO CANADIAN GAAP
As reported under U.S. GAAP	$(35,925)	$(37,831)	$(8,974)	$46,805	$(35,925)
Interest rate swaps mark-to-market	(316)	(246)	(70)	316	(316)
Accounting for stock-based compensation	(1,106)	—	—	—	(1,106)
Adjustment for accretion on subordinated notes	(6,316)	(6,316)	—	6,316	(6,316)
Adjustment for amortization of subordinated notes issue costs	525	525	—	(525)	525

Net income (loss) under Canadian GAAP	$(43,138)	$(43,868)	$(9,044)	$52,912	$(43,138)

	As of September 30, 2005

	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated

	(Amounts in thousands)
RECONCILIATION OF SHAREHOLDERS’ EQUITY (DEFICIENCY) TO CANADIAN GAAP
As reported under U.S. GAAP	$98,988	$(146,505)	$(57,537)	$204,042	$98,988
Interest rate swaps mark-to-market	2,009	1,682	485	(2,167)	2,009
Accounting for business combinations	1,145	—	1,145	(1,145)	1,145
Accounting for income taxes	(1,900)	—	(1,900)	1,900	(1,900)
Adjustment for accretion on subordinated notes	(12,740)	(12,740)	—	12,740	(12,740)
Adjustment for amortization of subordinated notes issue costs	1,007	1,007	—	(1,007)	1,007
Reclassification of conversion feature of subordinated notes outside shareholders’ equity	74,854	—	—	—	74,854
Other comprehensive income (loss)	(2,062)	(2,062)	(2,062)	4,124	(2,062)

Shareholders’ equity (deficiency) under Canadian GAAP	$161,301	$(158,618)	$(59,869)	$218,487	$161,301

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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

	Six Months Ended September 30, 2004

	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated

	(Amounts in thousands)
STATEMENT OF CASH FLOWS
Net cash flows provided by (used in) operating activities	$(10,219)	$65,354	$(5,796)	$—	$49,339

Financing activities:
Issuance of common shares	12,108	—	—	—	12,108
Financing fees paid	—	(1,221)	—	—	(1,221)
Increase (decrease) in bank loans	—	(64,400)	737	—	(63,663)
Decrease in mortgages payable	—	—	(840)	—	(840)

Net cash flows provided by (used in) financing activities	12,108	(65,621)	(103)	—	(53,616)

Investing activities:
Cash received from disposition, net	—	—	882	—	882
Purchases of property and equipment	—	(135)	(40)	—	(175)

Net cash flows provided by (used in) investing activities	—	(135)	842	—	707

Net change in cash and cash equivalents	1,889	(402)	(5,057)	—	(3,570)
Foreign exchange effect on cash	(241)	517	1,740	—	2,016
Cash and cash equivalents — beginning of period	1,005	(9)	6,093	—	7,089

Cash and cash equivalents — end of period	$2,653	$106	$2,776	$—	$5,535

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

	Six Months Ended September 30, 2004

	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated

	(Amounts in thousands)
RECONCILIATION OF NET INCOME (LOSS) TO CANADIAN GAAP
As reported under U.S. GAAP	$(3,132)	$(6,474)	$25,009	$(18,535)	$(3,132)
Adjustment for interest rate swaps	(316)	(245)	(71)	316	(316)
Adjustment for accretion on subordinated notes	(1,236)	(1,236)	—	1,236	(1,236)
Adjustment for amortization of subordinated notes issue costs	75	75	—	(75)	75
Stock-based compensation	227	227	—	(227)	227
Adjustment for amortization of debt financing costs	168	168	—	(168)	168

Net income (loss) under Canadian GAAP	$(4,214)	$(7,485)	$24,938	$(17,453)	$(4,214)

17.	Subsequent Event
      Redbus. On October 17, 2005, the Company acquired all outstanding shares of Redbus, a leading independent United Kingdom film distributor. Consideration for the Redbus acquisition was $35 million comprised of a combination of cash and Lions Gate common shares. At the closing of the transaction the Company issued 643,460 common shares to Redbus Group Limited (“RGL”) valued at approximately $6,100,000, or $9.48 per share, and up to an additional 94,937 common shares will be issued to RGL upon satisfaction of the terms of the escrow agreement. The Company will now have the ability to self-distribute its motion pictures in the UK. The Company also acquired the Redbus library of approximately 130 films. Effective October 17, 2005, the credit facility was amended in connection with the acquisition of Redbus, which made a portion of the credit facility available for borrowing by Redbus in either U.S. dollars or British pounds sterling.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
      We are a diversified independent producer and distributor of motion pictures, television programming, home entertainment, family entertainment and video-on-demand content. We release approximately 15 to 18 motion pictures theatrically per year. Our theatrical releases include films we produce in-house and films we acquire from third parties. We also have produced approximately 122 hours of television programming on average each of the last three fiscal years. Our disciplined approach to production, acquisition, and distribution is designed to maximize our profit by balancing our financial risks against the probability of commercial success of each project. We currently distribute our library of approximately 6,500 motion picture titles and 1,800 television episodes and programs directly to retailers, video rental stores, and pay and free television channels and indirectly to international markets through third parties. In November 2005, our distribution rights to the Republic library expire and are not expected to be renewed. The Republic library includes approximately 3,000 titles and represented approximately 2% of our revenues during the last fiscal year. We also own a minority interest in CinemaNow, Inc. (“CinemaNow”), an internet video-on-demand provider, and own and operate a film and television production studio in Vancouver, British Columbia. We also own a minority interest in Maple Pictures, a Canadian film and television distributor based in Toronto, Canada.
      Our revenues are derived from the following business segments:

•	Motion Pictures, which includes Theatrical, Home Entertainment, Television and International Distribution. Theatrical revenues are derived from the domestic theatrical release of motion pictures in North America. Home entertainment revenues are derived from the sale of video and DVD releases of our own productions and acquired films, including theatrical releases and direct-to-video releases. Television revenues are primarily derived from the licensing of our productions and acquired films to the domestic cable, free and pay television markets. International revenues are derived from the licensing of our productions and acquired films to international markets on a territory-by-territory basis.

•	Television, which includes the licensing to domestic and international markets of one-hour drama series, television movies and mini-series and non-fiction programming.

•	Studio Facilities, which derive revenue from rental of sound stages, production offices, construction mills, storage facilities and lighting equipment to film and television producers.
      Our primary operating expenses include the following:

•	Direct Operating Expenses, which include amortization of production or acquisition costs, participation and residual expenses.

•	Distribution and Marketing Expenses, which primarily include the costs of theatrical “prints and advertising” and of video and DVD duplication and marketing.

•	General and Administration Expenses, which include salaries and other overhead.
Recent Developments
      Modern Entertainment. On August 17, 2005 the Company acquired certain of the film assets, which included approximately 300 titles, and accounts receivable of Modern, a licensor of film rights to DVD distributors, broadcasters and cable networks. Under the terms of the Modern purchase agreement, total consideration issued was $7.5 million, comprised of $3.5 million in cash and 399,042 shares of the Company’s common shares valued at $4.0 million. In addition, the Company recorded $0.2 million in direct transaction costs comprised primarily of legal costs incurred in connection with the purchased assets resulting in a total purchase price of $7.7 million for the Modern library. The allocation of the Modern purchase price to the tangible assets acquired was $5.5 million to investment in films and television programs and $2.2 million to accounts receivable.

      Redbus. On October 17, 2005, we acquired all outstanding shares of Redbus, a leading independent United Kingdom film distributor. Consideration for the Redbus acquisition was $35 million comprised of a combination of cash and Lions Gate common shares. At the closing of the transaction we issued 643,460 common shares to RGL valued at approximately $6,100,000, or $9.48 per share, and up to an additional 94,937 common shares will be issued to RGL upon satisfaction of the terms of the escrow agreement. We will now have the ability to self-distribute our motion pictures in the UK. We also acquired the Redbus library of approximately 130 films. Effective October 17, 2005, the credit facility was amended in connection with the acquisition of Redbus, which made a portion of the credit facility available for borrowing by Redbus in either U.S. dollars or British pounds sterling.
      Image. During the three months ended September 30, 2005, we purchased 1,150,000 common shares of Image for $3.2 million in cash and completed a negotiated exchange with certain shareholders of Image in which we exchanged 885,258 of our common shares (at $10.45 per share) for 2,312,567 common shares of Image (at $4.00 per share) at a cost on an exchanged basis of $9.2 million. We also entered into exchange agreements for an additional 571,429 common shares of Image, which are required to be delivered by March 31, 2006 and were not delivered as of September 30, 2005. As a result of these transactions we purchased, or will conclude the purchase of, an aggregate of 4,033,996 shares, representing 18.98% of Image’s outstanding common shares. We acquired the common shares of Image in connection with possibly pursuing a negotiated strategic transaction with Image to acquire 100% of Image’s outstanding common shares. On October 31, 2005, Lions Gate proposed to purchase all the outstanding common shares of Image for cash of $4.00 per common share. This proposal was rejected by the Special Committee of the Board of Directors of Image on October 31, 2005. Lion’s Gate is currently considering its alternatives.
CRITICAL ACCOUNTING POLICIES
      The application of the following accounting policies, which are important to our financial position and results of operations, requires significant judgments and estimates on the part of management. For a summary of all of our accounting policies, including the accounting policies discussed below, see note 2 to our March 31, 2005 audited consolidated financial statements.
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
      Revenue Recognition. Revenue from the sale or licensing of films and television programs is recognized upon meeting all recognition requirements of SoP 00-2. Revenue from the theatrical release of feature films is recognized at the time of exhibition based on the Company’s participation in box office receipts. Revenue from the sale of videocassettes and DVDs in the retail market, net of an allowance for estimated returns and other allowances, is recognized on the later of receipt by the customer or “street date” (when it is available for sale by the customer). Under revenue sharing arrangements, rental revenue is recognized when the Company is entitled to receipts and such receipts are determinable. Revenues from television licensing are recognized when the feature film or television program is available to the licensee for telecast. For television licenses that include separate availability “windows” during the license period, revenue is allocated over the “windows”. Revenue from sales to international territories are recognized when access to the feature film or television program has been granted or delivery has occurred, as required under the sales contract, and the right to exploit the feature film or television program has commenced. For multiple media rights contracts with a fee for a single film or television program where the contract provides for media holdbacks, the fee is allocated to the various media based on management’s assessment of the relative fair value of the rights to exploit each media and is recognized as each holdback is released. For multiple-title contracts with a fee, the fee is allocated on a title-by-title basis, based on management’s assessment of the relative fair value of each title.
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
Recent Accounting Pronouncements
      Statement of Financial Accounting Standards No. 123R. In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)). SFAS 123(R) revises SFAS No. 123 and eliminates the alternative to use the intrinsic method of accounting under APB No. 25. SFAS 123(R) requires all public companies accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments, to account for these types of transactions using a fair-value-based method. The Company currently accounts for share-based payments to employees using the intrinsic value method as set forth in APB No. 25 “Accounting for Stock Issued to Employees.” As such, the Company generally recognizes no compensation cost for employee stock options. SFAS No. 123(R) eliminates the alternative to use APB No. 25’s intrinsic value method of accounting. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123(R) in prior periods, the impact would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income (loss) and basic and diluted income (loss) per share in note 12 in the notes to the condensed consolidated financial statements. SFAS No. 123(R) permits companies to adopt its requirements using either a modified prospective method or a modified retrospective method. The adoption of SFAS No. 123(R)’s fair value method will have an impact on our results of operations, although it will have no material impact on our overall financial position. The Company has not yet determined which method it will utilize. The provisions of SFAS No. 123(R) are effective for financial statements with the first interim or annual reporting period beginning after June 15, 2005. However, the SEC announced on April 14, 2005 that it would provide for a phased-in implementation process for SFAS No. 123(R). As a result, the Company will not be required to apply SFAS No. 123(R) until the period beginning April 1, 2006.
Results of Operations

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004
      Consolidated revenues this quarter of $212.6 million decreased $18.5 million, or 8.0%, compared to $231.1 million in the prior year’s quarter.
      Motion pictures revenue of $168.3 million this quarter decreased $34.5 million, or 17.0%, compared to $202.8 million in the prior year’s quarter. Theatrical revenue included in motion picture revenue of $18.8 million this quarter decreased $29.5 million, or 61.1%, compared to $48.3 million in the prior year’s quarter. Significant theatrical releases this quarter included Lord of War and The Devil’s Rejects. Significant theatrical releases in the prior year’s quarter included Open Water and The Cookout. Fahrenheit 9/11 released at the end of the prior year’s previous quarter also generated significant revenues in the prior year’s quarter. Video revenue included in motion picture revenue of $119.9 million this quarter decreased $9.9 million, or 7.6%, compared to $129.8 million in the prior year’s quarter. Significant video releases this quarter included Crash, Barbie and the Magic of Pegasus and State Property 2. Previously released titles such as Diary of a Mad Black Woman and the Tyler Perry Plays also continued to generate video revenues in the quarter. Significant video releases in the prior year’s quarter included The Punisher, Barbie in the Prince and the Pauper, Dirty Dancing: Havana Nights and Godsend. International revenue included in motion picture revenue of $9.9 million this quarter decreased $5.3 million, or 34.9%, compared to $15.2 million in the prior year’s quarter. Significant international sales this quarter included Final Cut and The Devil’s Rejects. Significant international sales in the prior year’s quarter included Open Water and Cube Zero. Television revenue included in motion picture revenue of $18.5 million this quarter increased $9.4 million, or 103.3%, compared to $9.1 million in the prior year’s quarter. Significant television license fees this quarter included Saw and The Cookout. Significant television license fees in the prior year’s quarter included House of the Dead and Cabin Fever.

      Television production revenue of $42.7 million this quarter increased by $15.8 million, or 58.7%, from $26.9 million in the prior year’s quarter. This quarter, 26.0 hours of one-hour drama series and 3.0 half-hours of half-hour drama series were delivered contributing revenue of $30.6 million and international and other revenue on one-hour drama series was $8.7 million. This quarter, revenue contributed from television movies, video releases of television product and non-fiction programming totaled $3.4 million. In the prior year’s quarter, 18 hours of one-hour drama series were delivered for revenue of $18.3 million, international and other revenue on one-hour drama series was $5.1 million and revenue contributed from television movies and video releases of television product was $3.5 million. Domestic deliveries of one-hour drama series this quarter included Wildfire, Missing and The Dead Zone and of half-hour drama series included Weeds. Domestic deliveries in the prior year’s quarter included the one-hour drama series Missing and The Dead Zone.
      Studio facilities revenue of $1.6 million this quarter increased $0.2 million, or 14.3% compared to $1.4 million in the prior year’s quarter due primarily to an increase in rental rates.
      Direct operating expenses primarily include amortization of film and television production or acquisition costs, participation and residual expenses. Direct operating expenses of $109.0 million for the quarter were 51.3% of revenue, compared to direct operating expenses of $94.3 million, which were 40.8% of revenue in the prior year’s quarter. Direct operating expenses as a percentage of revenue for the motion pictures segment increased due to the margins on the mix of titles released during the quarter.
      Distribution and marketing expenses of $97.7 million decreased $6.5 million, or 6.2%, compared to $104.2 million in the prior year’s quarter. Theatrical prints and advertising (“P&A”) this quarter of $50.5 million increased $0.1 million, or 0.2%, compared to $50.4 million in the prior year’s quarter. Theatrical P&A this quarter included significant expenditures on the release of titles such as Lord of War, The Devil’s Rejects, Undiscovered and Happy Endings. The titles Undiscovered and Happy Endings released theatrically during the quarter are not expected to be ultimately profitable titles. Theatrical P&A in the prior year’s quarter included significant expenditures on the release of titles such as Open Water, Fahrenheit 9/11 and The Cookout. Video distribution and marketing costs on motion picture and television product this quarter of $45.4 million decreased $4.9 million, or 9.7%, compared to $50.3 million in the prior year’s quarter. Video expenditure this quarter included significant expenditure on the release of titles such as Crash and Barbie and the Magic of Pegasus. Video expenditure in the prior year’s quarter included significant expenditure on the release of titles such as The Punisher, Barbie in the Prince and the Pauper, Dirty Dancing: Havana Nights and Godsend.
      General and administration expenses of $15.1 million this quarter decreased $2.8 million, or 15.6%, compared to $17.9 million in the prior year’s quarter. The decrease was primarily due to decreased stock-based compensation expense consisting of a decrease in share appreciation rights expense of $3.1 million (this quarter included a recovery of SARs’ expense of $0.7 million and the prior year’s quarter included an expense of $2.4 million), offset by an increase in amortization of unearned compensation expense on restricted share units granted June 27, 2005 of $0.7 million. The prior year’s quarter included general and administration expenses for Christal of $0.6 million, a variable interest entity no longer consolidated effective April 2005 due to the sale of our interest in Christal. In the current quarter, $1.2 million of production overhead was capitalized compared to $0.7 million in the prior year’s quarter.
      Depreciation and amortization of $0.6 million this quarter decreased $0.1 million, or 14.3%, from $0.7 million in the prior year’s quarter.
      Interest expense of $4.9 million this quarter decreased $0.8 million, or 14.0%, from $5.7 million in the prior year’s quarter primarily due to a decrease in interest and amortization of deferred financing fees on the credit facility, offset by an increase in interest and amortization of deferred financing fees on the subordinated notes. The credit facility had a nil balance during the three months ended September 30, 2005 resulting in a decrease in interest on the credit facility. During the three months ended December 31, 2004, deferred financing fees on the term loan portion of the credit facility were written off resulting in a decrease in amortization of deferred financing fees. The three months ended September 30, 2005 includes interest and amortization on the 4.875% Notes issued December 2003, the 2.9375% Notes issued October 2004 and the 3.625% Notes issued February 2005, whereas the three months ended September 30, 2004 includes interest and amortization on the 4.875% Notes only.

      Interest rate swaps do not meet the criteria of effective hedges and therefore a fair valuation gain of $0.2 million was recorded this quarter and a fair valuation loss of $0.1 million was recorded in the prior year’s quarter.
      This quarter included interest income of $0.9 million, compared to nil in the prior year’s quarter. Interest income this quarter was earned on the cash balance and available-for-sale investments held during the three months ended September 30, 2005.
      Other income in the prior year’s quarter includes $0.7 million gain on the disposition of assets and liabilities of Termite Art, a division of the television segment, in exchange for cash. Other income in the prior year’s quarter also includes $0.1 million reversal of a provision for a promissory note previously provided for as write-down of other assets, due to the collection of cash on the promissory note in October 2004.
      Equity interests of $0.1 million this quarter includes $0.1 million equity interest in the loss of Maple Pictures consisting of 10% of the losses of Maple Pictures. Equity interests of $0.2 million in the prior year’s quarter includes $0.2 million equity interest in the loss of CinemaNow consisting of approximately 30% of the losses of CinemaNow. The investment in CinemaNow made in July 2004 was reduced to nil by September 30, 2004 and therefore we do not record any additional losses, as we have no further funding requirements.
      Net loss for the three months ended September 30, 2005 was $14.1 million, or loss per share of $0.14 on 102.4 million weighted average shares outstanding. This compares to net income for the three months ended September 30, 2004 of $8.3 million or basic income per share of $0.09 on 96.3 million weighted average common shares outstanding. Diluted income per share for the three months ended September 30, 2005 was $0.08.

Six Months Ended September 30, 2005 Compared to Six Months Ended September 30, 2004
      Consolidated revenues for the six months ended September 30, 2005 of $406.8 million decreased $13.0 million, or 3.1%, compared to $419.8 million for the six months ended September 30, 2004.
      Motion pictures revenue of $315.3 million this period decreased $46.5 million, or 12.9%, compared to $361.8 million in the prior year’s period due. Theatrical revenue from motion pictures of $41.1 million this period decreased $43.3 million, or 51.3%, compared to $84.4 million in the prior year’s period. Significant theatrical releases this period included Crash, Lord of War and The Devil’s Rejects. Significant theatrical releases in the prior year’s period included Fahrenheit 9/11, The Punisher, Open Water, Godsend and The Cookout. Video revenue from motion pictures of $217.3 million this period increased $12.1 million, or 5.9%, compared to $205.2 million in the prior year’s period. Significant video releases this period included Diary of a Mad Black Woman, Crash, the Tyler Perry Plays and Barbie and the Magic of Pegasus. Significant video releases in the prior year’s period included The Punisher, Barbie in the Prince and the Pauper, Dirty Dancing: Havana Nights, Godsend, The Cooler and Girl With A Pearl Earring. International revenue from motion pictures of $19.9 million this period decreased $36.0 million, or 64.4%, compared to $55.9 million in the prior year’s period. Significant international sales this period included Hotel Rwanda, Saw, Final Cut and Dirty Dancing: Havana Nights. Significant international sales in the prior year’s period included The Punisher, Godsend, The Prince and Me, Open Water and Cube Zero. Television revenue from motion pictures of $34.7 million this period increased $18.6 million, or 115.5%, compared to $16.1 million in the prior year’s period. Significant television license fees this period included Saw, Open Water, The Cookout and The Punisher. Significant television license fees in the prior year’s period included House of the Dead, Cabin Fever and House of 1000 Corpses.
      Television production revenue of $88.6 million this period increased by $33.1 million, or 59.6%, from $55.5 million in the prior year’s period. This period, 51.0 hours of one-hour drama series and 10.0 half-hours of half-hour drama series were delivered domestically contributing revenue of $73.5 million and international and other revenue on one-hour and half-hour drama series was $10.5 million. This period, revenue contributed from television movies, video releases of television and non-fiction programming totaled $4.6 million. In the prior year’s period, 27 hours of one-hour drama series were delivered for revenue of $30.2 million, international and other revenue on one-hour drama series was $13.2 million and revenue contributed from television movies, video releases of television product and non-fiction programming was $12.1 million. Domestic deliveries of one-hour drama series this period included The Cut, Wildfire, Missing and The Dead Zone and of half-hour drama series included Weeds. Domestic deliveries of one-hour drama series in the prior year’s period included The Dead Zone, Missing and 5 Days to Midnight.
      Studio facilities revenue of $3.0 million this period increased $0.6 million, or 25.0%, compared to $2.4 million in the prior year’s period due primarily to an increase in occupancy and rental rates period over period.
      Direct operating expenses primarily include amortization of film and television production or acquisition costs, participation and residual expenses. Direct operating expenses of $209.3 million for the period were 51.5% of revenue, compared to direct operating expenses of $175.1 million, which were 41.7% of revenue in the prior year’s period. Direct operating expenses as a percentage of revenue for the motion pictures and television segment increased period over period due to the margins on the mix of titles released during the period. The television segment in particular generated significant revenues during the period associated with higher direct operating expenses as a percentage of revenue.
      Distribution and marketing expenses of $191.2 million decreased $11.1 million, or 5.5%, compared to $202.3 million in the prior year’s period. Theatrical P&A this period of $100.5 million decreased $4.8 million, or 4.6%, compared to $105.3 million in the prior year’s period. Theatrical P&A this period included significant expenditure on the release of titles such as Lord of War, Crash, The Devil’s Rejects, High Tension, Undiscovered and Rize. The titles High Tension, Undiscovered, Rize and Happy Endings released theatrically during the period are not expected to be ultimately profitable titles. Theatrical P&A in the prior year’s period included significant expenditures on the release of titles such as Open Water, Godsend, Fahrenheit 9/11, The Punisher and The Cookout. Video distribution and marketing costs on motion picture and television product this period of $85.7 million decreased $6.3 million, or 6.8%, compared to $92.0 million in the prior year’s period. Video distribution and marketing costs this period included significant expenditure on the release of titles such as Diary of a Mad Black Woman, Crash, the Tyler Perry Plays and Barbie and the Magic of Pegasus. Video distribution and marketing costs in the prior year’s period included significant expenditure on the release of titles such as The Punisher, Barbie in the Prince and the Pauper, Dirty Dancing: Havana Nights, Godsend, The Cooler and Girl With A Pearl Earring.
      General and administration expenses of $32.5 million this period decreased $2.5 million, or 7.1%, compared to $35.0 million in the prior year’s period primarily due to a decrease in stock-based compensation expense, offset by an increase in professional fees. The decrease in stock-based compensation expense consists of a decrease in share appreciation rights expense of $5.2 million (this period included a recovery of SARs’ expense of $1.5 million and the prior year’s quarter included an expense of $3.7 million), offset by an increase in amortization of unearned compensation expense on restricted share units granted June 27, 2005 of $0.7 million. Professional fees increased primarily due to fees associated with the documentation, assessment and testing of our internal controls as required by Section 404 of the Sarbanes Oxley Act and due to the fees associated with our fiscal year end audit services. The prior year’s period included general and administration expenses for Christal of $1.2 million, a variable interest entity no longer consolidated effective April 2005 due to the sale of our interest in Christal. In the current period, $2.3 million of production overhead was capitalized compared to $1.3 million in the prior year’s period.
      Depreciation of $1.3 million this period decreased $0.1 million, or 7.1%, compared to $1.4 million in the prior year’s period.
      Interest expense of $9.8 million this period decreased $1.3 million, or 11.7%, compared to $11.1 million in the prior year’s period primarily due to a decrease in interest and amortization of deferred financing fees on the credit facility, offset by an increase in interest and amortization of deferred financing fees on the subordinated notes. The credit facility had a nil balance during the six months ended September 30, 2005 resulting in a decrease in interest on the credit facility. During the three months ended December 31, 2004, deferred financing fees on the term loan portion of the credit facility were written off resulting in a decrease in amortization of deferred financing fees. The six months ended September 30, 2005 includes interest and amortization on the 4.875% Notes issued December 2003, the 2.9375% Notes issued October 2004 and the

3.625% Notes issued February 2005, whereas the six months ended September 30, 2004 includes interest and amortization on the 4.875% Notes only. Interest expense in the prior year’s period was partially offset by interest capitalized to production costs of $0.4 million in the prior year’s period.
      Interest rate swaps do not meet the criteria of effective hedges and therefore a fair valuation loss of $0.1 million was recorded this period and a fair valuation gain of $2.0 million was recorded in the prior year’s period.
      This period included interest income of $1.9 million, compared to an insignificant amount in the prior year’s period. Interest income this period was earned on the cash balance and available-for-sale investments held during the six months ended September 30, 2005.
      Other income in the prior year’s period includes $0.7 million gain on the disposition of assets and liabilities of Termite Art, a division of the television segment, in exchange for cash. Other income in the prior year’s period also includes $0.1 million reversal of a provision for a promissory note previously provided for as write-down of other assets, due to the collection of cash on the promissory note in October 2004.
      Equity interests of $0.1 million this period includes $0.1 million equity interest in the loss of Maple Pictures consisting of 10% of the losses of Maple Pictures. Equity interests of $0.2 million in the prior year’s period includes $0.2 million equity interest in the loss of CinemaNow which consists of approximately 30% of the losses of CinemaNow. The investment in CinemaNow made in July 2004 was reduced to nil by September 30, 2004 and therefore we do not record any additional losses, as we have no further funding requirements.
      Net loss for the six months ended September 30, 2005 was $35.9 million, or loss per share of $0.35 on 102.7 million weighted average shares outstanding. This compares to net loss for the six months ended September 30, 2004 of $3.1 million or loss per share of $0.03 on 95.6 million weighted average common shares outstanding.
EBITDA
      EBITDA, defined as earnings before interest expense, interest rate swaps mark-to-market, interest income, income tax provision, depreciation and minority interests of negative $9.3 million for the three months ended September 30, 2005 decreased $24.7 million compared to EBITDA of $15.4 million for the three months ended September 30, 2004. EBITDA of negative $26.1 million for the six months ended September 30, 2005 decreased $34.2 million compared to EBITDA of $8.1 million for the six months ended September 30, 2004.
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

      The following table reconciles EBITDA to net income (loss):

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004

	(Amounts in thousands)
EBITDA, as defined	$(9,302)	$15,360	$(26,147)	$8,081
Depreciation	(597)	(714)	(1,345)	(1,389)
Interest expense	(4,905)	(5,652)	(9,789)	(11,113)
Interest rate swaps mark-to-market	238	(71)	(99)	1,989
Interest income	851	—	1,916	37
Minority interests	—	(144)	—	(21)
Income tax provision	(391)	(449)	(461)	(716)

Net income (loss)	$(14,106)	$8,330	$(35,925)	$(3,132)

      Refer to note 15 of the condensed consolidated financial statements for reconciliation of net income (loss) reported under U.S. GAAP to net income (loss) reported under Canadian GAAP.
Liquidity and Capital Resources
      Our liquidity and capital resources are provided principally through cash generated from operations, issuance of subordinated notes and our credit facility.
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

      Credit Facility. The Company entered into a $350 million credit facility in December 2003 consisting of a $200 million U.S. dollar-denominated revolving credit facility, a $15 million Canadian dollar-denominated revolving credit facility and a $135 million U.S. dollar-denominated term-loan. By December 31, 2004, the Company had repaid the term loan in full, thereby reducing the credit facility to $215 million. Effective March 31, 2005, the credit facility was amended to eliminate the $15 million Canadian dollar-denominated revolving credit facility and increase the U.S. dollar-denominated revolving credit facility by the same amount. Effective October 17, 2005, the credit facility was amended in connection with the acquisition of Redbus, which made a portion of the credit facility available for borrowing by Redbus in either U.S. dollars or British pounds sterling. At September 30, 2005, the Company had no borrowings (March 31, 2005 — nil) under the credit facility. The credit facility expires December 31, 2008 and bears interest at 2.75% over the Adjusted LIBOR or 1.75% over the U.S. prime rates. The availability of funds under the credit facility is limited by the borrowing base, which is calculated on a monthly basis. The borrowing base assets at September 30, 2005 totaled $417.3 million (March 31, 2005 — $405.1 million) and therefore the full $215 million is available under the credit facility at September 30, 2005. The Company is required to pay a monthly commitment fee of 0.50% per annum on the total credit facility of $215 million less the amount drawn. Right, title and interest in and to all personal property of Lions Gate Entertainment Corp. and Lions Gate Entertainment Inc. is being pledged as security for the credit facility. The credit facility is senior to the Company’s film obligations, subordinated notes and mortgages payable. The credit facility restricts the Company from paying cash dividends on its common shares. The Company entered into a $100 million interest rate swap at an interest rate of 3.08%, commencing January 2003 and ended September 30, 2005. The swap was in effect as long as three month LIBOR was less than 5.0%. The value of the interest rate swap at the maturity date of September 30, 2005 is nil (March 31, 2005 — $0.1 million). Changes in the fair value representing a fair valuation loss on the interest rate swap during the six months ended September 30, 2005 are $0.1 million (2004 — gain of $1.7 million) and are included in the condensed consolidated statements of operations.
      Filmed Entertainment Backlog. Backlog represents the amount of future revenue not yet recorded from executed contracts for the licensing of films and television product for television exhibition and in international markets. Backlog at September 30, 2005 and March 31, 2005 is $129.4 million and $100.3 million, respectively. The increase in backlog is primarily due to contracts entered into on titles such as Diary of a Mad Black Woman, Saw 2, Missing, In the Mix and Crash during the six months ended September 30, 2005.
      Cash Flows Provided by Operating Activities. Cash flows provided by operating activities in the six months ended September 30, 2005 were $37.7 million compared to cash flows provided by operating activities in the six months ended September 30, 2004 of $49.3 million. The decrease in cash flows provided by operating activities resulted from an increase in net loss this period and an increase in investment in films and television programs expenditure, offset by an increase in cash provided by the collection of accounts receivables in the current period.
      Cash Flows Used in/Provided by Investing Activities. Cash flows used in investing activities of $92.9 million for the six months ended September 30, 2005 included the acquisition of a net $93.8 million of investments available-for-sale, cash received from the sale of our investment in Christal Distribution of $2.9 million, less $2.1 million for purchases of property and equipment. Cash flows provided by investing activities of $0.7 million in the six months ended September 30, 2004 consisted of $0.9 million received on the disposition of the assets and liabilities of Termite Art, as division of the television segment, less $0.2 million for purchases of property and equipment.
      Cash Flows Used in Financing Activities. Cash flows used in financing activities of $6.8 million in the six months ended September 30, 2005 were primarily for repayment of a promissory note and mortgages payable. Cash flows used in financing activities of $53.6 million in the six months ended September 30, 2004 were primarily due to the repayment of bank loans of $63.7 million, offset by the issuance of common shares mainly for the exercise of warrants of $12.1 million.
      Anticipated Cash Requirements. The nature of our business is such that significant initial expenditures are required to produce, acquire, distribute and market films and television programs, while revenues from these films and television programs are earned over an extended period of time after their completion or acquisition. We believe that cash flow from operations, cash on hand, available-for-sale investments, credit facility availability, tax shelter and production financing available will be adequate to meet known operational cash requirements for the foreseeable future, including the funding of future film and television production, film rights acquisitions and theatrical and video release schedules. We monitor our cash flow liquidity, availability, fixed charge coverage, capital base, film spending and leverage ratios with the long-term goal of maintaining our creditworthiness.
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
      Future annual repayments on debt and other financing obligations, initially incurred for a term of more than one year, as of September 30, 2005 are as follows:

	Year Ended March 31,

	2006	2007	2008	2009	2010	Thereafter	Total

	(Amounts in thousands)
Bank loans	$—	$—	$—	$—	$—	$—	$—
Film obligations — Minimum guarantees initially incurred for a term of more than one year	24	3,620	12,437	—	—	—	16,081
Film obligations — Film productions	5,171	19,956	—	4,080	—	—	29,207
Subordinated notes	—	—	—	—	—	385,000	385,000
Mortgages payable	559	1,153	2,101	13,253	—	—	17,066

	$5,754	$24,729	$14,538	$17,333	$—	$385,000	$447,354

      Principal debt and other financing obligation repayments due during the six months ending March 31, 2006 of $9.6 million consists primarily of $9.0 million owed to film production entities on delivery of titles. Principal repayments due are expected to be paid through cash generated from operations or from the available borrowing capacity from our revolving credit facility.
      Future commitments under contractual obligations by expected maturity date as of September 30, 2005 are as follows:

	Year Ended March 31,

	2006	2007	2008	2009	2010	Thereafter	Total

	(Amounts in thousands)
Operating leases	$1,248	$2,103	$2,042	$454	$42	$—	$5,889
Employment and consulting contracts	7,735	9,591	3,643	625	—	—	21,594
Purchase obligations	23,244	27,875	1,410	1,000	—	—	53,529
Distribution and marketing commitments	5,249	35,393	—	—	—	—	40,642

	$37,476	$74,962	$7,095	$2,079	$42	$—	$121,654

      Purchase obligations relate to the purchase of film rights for future delivery, future film production and development obligations. Amounts due during the six months ending March 31, 2006 of $37.5 million are expected to be paid through cash generated from operations or from the available borrowing capacity from our revolving credit facility.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
Currency and Interest Rate Risk Management
      Market risks relating to our operations result primarily from changes in interest rates and changes in foreign currency exchange rates. Our exposure to interest rate risk results from the financial debt and obligation instruments that arise from transactions entered into during the normal course of business. As part of our overall risk management program, we evaluate and manage our exposure to changes in interest rates and currency exchange risks on an ongoing basis. Hedges and derivative financial instruments will be used in the future in order to manage our interest rate and currency exposure. We have no intention of entering into financial derivative contracts, other than to hedge a specific financial risk.
      Currency Rate Risk. We incur certain operating and production costs in foreign currencies and are subject to market risks resulting from fluctuations in foreign currency exchange rates. Our principal currency exposure is between Canadian and U.S. dollars. The Company enters into forward foreign exchange contracts to hedge foreign currency exposures on future production expenses denominated in Canadian dollars. As of September 30, 2005, we had outstanding contracts to sell US$6.9 million in exchange for CDN$8.4 million over a period of twenty six weeks at a weighted average exchange rate of CDN$1.2211. Changes in the fair value representing an unrealized fair value loss on foreign exchange contracts outstanding during the three and six months ended September 30, 2005 amounted to $0.3 million and an insignificant amount, respectively, and are included in accumulated other comprehensive income (loss), a separate component of shareholders’ equity. During the three and six months ended September 30, 2005, we completed foreign exchange contracts denominated in Canadian dollars. The net gains resulting from the completed contracts were $1.0 million and $0.8 million for the three months and six months ended September 30, 2005, respectively. These contracts are entered into with a major financial institution as counterparty. We are exposed to credit loss in the event of nonperformance by the counterparty, which is limited to the cost of replacing the contracts, at current market rates. We do not require collateral or other security to support these contracts.
      Interest Rate Risk. Our principal risk with respect to our debt and other financing obligations is interest rate risk, to the extent not mitigated by interest rate swaps. We currently have minimal exposure to cash flow risk due to changes in market interest rates related to our outstanding debt and other financing obligations. Our credit facility has a nil balance at September 30, 2005. Other financing obligations subject to variable interest rates include $22.9 million owed to film production entities on delivery of titles.
      The Company entered into a $100 million interest rate swap at an interest rate of 3.08%, commencing January 2003 and ended September 30, 2005. The swap was in effect as long as three month LIBOR was less than 5.0%. The value of the interest rate swap at the maturity date of September 30, 2005 is nil (March 31, 2005 — $0.1 million). Changes in the fair value representing a fair valuation loss on the interest rate swap during the six months ended September 30, 2005 are $0.1 million (2004 — gain of $1.7 million) and are included in the condensed consolidated statements of operations.
      A subsidiary of the Company entered into a CDN$20 million interest rate swap at a fixed interest rate of 5.62%, commencing September 2003 and ending September 2008. The subsidiary entered into the interest rate swap as a condition of its loan which states the interest rates under the facility are to be fixed either by way of a fixed rate term loan or by way of an interest rate swap. During the three and six months ended September 30, 2005, the subsidiary recorded interest expense of $0.3 million and $0.5 million, respectively (2004 — $0.3 million and $0.5 million), including amounts incurred under the interest rate swap, that approximates the amount they would have paid if they had entered into a fixed rate loan agreement. Fair value of the interest rate swap at September 30, 2005 is negative $0.3 million (March 31, 2005 — negative $0.3 million). Change in the fair value representing a fair valuation gain on the interest rate swap for the six months ended September 30, 2005 amount to a minimal amount (2004 — gain of $0.3 million) and is included in the condensed consolidated statements of operations. This contract is entered into with a major financial institution as counterparty. The subsidiary is exposed to credit loss in the event of nonperformance by the counterparty, which is limited to the cost of replacing the contract, at current market rates.

      The table below presents repayments and related weighted average interest rates for our interest-bearing debt and other obligations as of September 30, 2005.

	Year Ended March 31,

	2006	2007	2008	2009	2010	Thereafter	Total

	(Amounts in thousands)
Film obligations — Film productions:
Variable(1)	$5,171	$19,956	$—	$4,080	$—	$—	$29,207
Subordinated notes:
Fixed(2)	—	—	—	—	—	60,000	60,000
Fixed(3)	—	—	—	—	—	150,000	150,000
Fixed(4)	—	—	—	—	—	175,000	175,000
Mortgages payable:
Fixed(5)	559	1,153	2,101	13,253	—	—	17,066

	$5,730	$21,109	$2,101	$17,333	$—	$385,000	$431,273

(1)	Amounts owed to film production entities on delivery of titles. The film production entities incurred average variable interest rates at September 30, 2005 of U.S. prime minus 1.16%.

(2)	4.875% Notes with fixed interest rate equal to 4.875%.

(3)	2.9375% Notes with fixed interest rate equal to 2.9375%.

(4)	3.625% Notes with fixed interest rate equal to 3.625%.

(5)	Mortgages payable on the studio facility. Fixed interest rate equal to 5.62% to 7.51%.

Item 4.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
      The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. As of September 30, 2005, the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures were not effective because we are still in the process of remediating the material weaknesses described below.
      As previously disclosed in our Annual Report on Form 10-K for 2005, management identified material weaknesses in internal controls over financial reporting related to the following areas:

•	Calculating participations expense and related liabilities for financial reporting purposes;

•	Calculating amortization of investment in film and television programs;

•	Monitoring certain charges billed to us by our outsourced home entertainment distribution service provider; and

•	Financial statement close process.
      Notwithstanding these material weaknesses, there were no restatements of any previously issued financial statements of the Company as a result of these identified control deficiencies.

Changes in Internal Control over Financial Reporting
      As disclosed in our Annual Report on Form 10-K for 2005, the Company has implemented an action plan to remediate the material weaknesses described above. We will not complete our full assessment and testing until fiscal year end, and accordingly, can not provide any assurance as to the complete remediation of these issues. However, we believe that the actions taken as disclosed in our 2005 Annual Report on Form 10-K, our quarterly report on Form 10-Q for the first quarter and below, have improved our internal controls. We have made the following additional enhancements to our internal controls:

•	Hired and continue to recruit personnel in our participations royalty department which supports our participation accounting group.

•	Implemented additional control procedures over our participations accounting including an extra review of participation payments made subsequent to the end of the period and a reconciliation of the systems used in participations accounting to the general ledger.

•	Began a system development project intended to improve the integrity of participations data which will allow for a simplified method of reconciling the data to the general ledger.

•	Made organizational changes for more focus on certain areas, greater alignment of the business processes with accounting processes and a reallocation of the workload. These changes will enhance our financial statement closing process and provide monitoring of charges from our outside service provider. We will continue to evaluate and align the accounting workload with existing and new personnel.

•	Replaced an accounting manager responsible for investment in film accounting with a higher level controller position.

•	Added a senior accountant in the general ledger group and an accounts receivable analyst in our accounts receivable group.

•	Added a controller over the entire accounts receivable group and are adding personnel to replace certain recently opened positions.

•	Enhanced our account analysis, accounting schedules and reconciliations and review processes with the additional personnel hired over the last few quarters.

•	In aggregate, including the personnel additions referenced above, we have hired 15 personnel in our accounting and finance department since April 1, 2005.
Management intends to further implement its action plan, remediate the material weaknesses described above and improve our processes and control procedures.
      No other changes to internal control over financial reporting have come to our management’s attention during the three months ended September 30, 2005 that have materially adversely affected, or are reasonably likely to materially adversely affect the Company’s internal control over financial reporting.

PART II

Item 1.	Legal Proceedings.
      None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
      None

Item 3.	Defaults Upon Senior Securities.
      None

Item 4.	Submissions of Matters to a Vote of Security Holders.
      On September 13, 2005, the Company held its annual meeting of shareholders. Below is a summary of the matters voted on at the meeting.
      An election of directors was held with the following persons being elected directors:

Name	Votes For	Votes Withheld

Norman Bacal	85,294,937	817,737
Michael Burns	84,812,019	1,300,655
Drew Craig*	85,531,509	581,165
Arthur Evrensel	84,209,280	1,903,394
Jon Feltheimer	84,210,150	1,902,524
Morley Koffman	85,523,791	588,883
Harald Ludwig	85,529,416	583,258
G. Scott Paterson	65,947,122	20,165,552
Daryl Simm	85,532,535	580,139
Hardwick Simmons	85,529,286	583,388
Brian V. Tobin	85,532,532	580,142

*	On September 23, 2005 Drew Craig resigned from the Company’s Board of Directors. Ms. Laurie May was appointed in his stead.
Other matters voted upon and approved at the meeting, and the number of votes cast with respect to each matter were as follows:

		Votes
Matter	Votes For	Withheld

To approve the re-appointment of Ernst & Young LLP as the Company’s auditors for fiscal 2006 and to authorize the Audit Committee to determine the remuneration to be paid to the auditors	86,051,788	40,480

Under applicable British Columbia law, abstentions and broker non-votes are not tabulated. Abstentions and broker non-votes are not counted in determining a quorum or the number of shares necessary for approval.
      The Company’s Series B preferred shareholder, Mark Amin, elected himself as a director.

Item 5.	Other Information.
      None

Item 6.	Exhibits.
      Exhibits filed for Lions Gate through the filing of this Form 10-Q.

Exhibit
Number	Description of Documents

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIONS GATE ENTERTAINMENT CORP.

By:	/s/ James Keegan

Name: James Keegan
Title: Chief Financial Officer
Date: November 9, 2005