Form 10-Q
period 2005-12-31
LIONS GATE ENTERTAINMENT CORP /CN/
filed 2006-02-09
CIK 929351

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from to
Commission File No. 1-14880

Lions Gate Entertainment Corp.
(Exact name of registrant as specified in its charter)

British Columbia, Canada
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2200-1055 West Hastings Street
Vancouver, British Columbia V7J 3S5
and
2700 Colorado Avenue, Suite 200
Santa Monica, California 90404
(Address of principal executive offices)

Registrant’s telephone number, including area code:
(604) 721-0719

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑          Accelerated Filer ☐          Non-accelerated Filer ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at February 1, 2006

(Common Stock, no par value per share)	104,081,068 shares

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

PART I

Item 1.	Financial Statements.
LIONS GATE ENTERTAINMENT CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2005	2005

	(Unaudited)	(Note 2)
	(Amounts in thousands,
	except share amounts)
ASSETS
Cash and cash equivalents	$50,548	$112,839
Restricted cash	796	2,913
Investments — auction rate preferreds and municipal bonds	80,900	—
Investments — equity securities	11,185	—
Accounts receivable, net of reserve for video returns of $56,988 (March 31, 2005 — $58,449) and provision for doubtful accounts of $10,654 (March 31, 2005 — $6,102)	134,522	150,019
Investment in films and television programs	416,963	367,376
Property and equipment	33,909	30,842
Goodwill	186,627	161,182
Other assets	30,730	29,458

	$946,180	$854,629

LIABILITIES
Bank loans	$—	$1,162
Accounts payable and accrued liabilities	185,453	134,200
Film obligations	211,844	130,770
Subordinated notes	385,000	390,000
Mortgages payable	16,769	18,640
Deferred revenue	41,601	62,459
Minority interests	—	259

	840,667	737,490

Commitments and Contingencies
SHAREHOLDERS’ EQUITY
Common shares, no par value, 500,000,000 shares authorized, 104,080,322 at December 31, 2005 and 101,843,708 at March 31, 2005 shares issued and outstanding	326,907	305,662
Series B preferred shares (10 shares issued and outstanding)	—	—
Restricted common share units	4,856	—
Unearned compensation	(4,128)	—
Accumulated deficit	(216,009)	(183,226)
Accumulated other comprehensive loss	(6,113)	(5,297)

	105,513	117,139

	$946,180	$854,629

See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three	Three
	Months	Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,
	2005	2004	2005	2004

	(Amounts in thousands, except per share amounts)
Revenues	$230,964	$190,398	$637,781	$610,186

Expenses:
Direct operating	110,681	82,461	319,960	258,610
Distribution and marketing	99,486	80,263	290,655	282,546
General and administration	12,957	15,582	45,419	49,482
Depreciation	631	835	1,976	2,224

Total expenses	223,755	179,141	658,010	592,862

Operating Income (Loss)	7,209	11,257	(20,229)	17,324

Other Expense (Income):
Interest expense	4,929	8,275	14,718	19,388
Interest rate swaps mark-to-market	(218)	(419)	(119)	(2,408)
Interest income	(1,046)	(74)	(2,962)	(111)
Minority interests	—	(19)	—	2
Other income	—	—	—	(825)

Total other expenses	3,665	7,763	11,637	16,046

Income (Loss) Before Equity Interests and Income Taxes	3,544	3,494	(31,866)	1,278
Equity interests	(44)	—	(98)	(200)

Income (Loss) Before Income Taxes	3,500	3,494	(31,964)	1,078
Income tax provision	358	141	819	857

Net Income (Loss)	$3,142	$3,353	$(32,783)	$221

Basic Income (Loss) Income Per Common Share	$0.03	$0.03	$(0.32)	$0.00

Diluted Income (Loss) Per Common Share	$0.03	$0.03	$(0.32)	$0.00

See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

			Series B		Restricted				Accumulated
	Common Shares		Preferred Shares		Common			Comprehensive	Other
					Share	Unearned	Accumulated	Income	Comprehensive
	Number	Amount	Number	Amount	Units	Compensation	Deficit	(Loss)	Loss	Total

	(Amounts in thousands, except share amounts)
Balance at March 31, 2004	93,615,896	$280,501	10	$—	$—	$—	$(203,507)		$(7,385)	$69,609
Exercise of stock options	4,991,141	13,871								13,871
Exercise of warrants	3,220,867	10,842								10,842
Issuance to directors for services	15,804	137								137
Impact of previously modified stock options	—	311								311
Comprehensive income (loss):
Net income							20,281	$20,281		20,281
Foreign currency translation adjustments								2,374	2,374	2,374
Net unrealized loss on foreign exchange contracts								(286)	(286)	(286)

Comprehensive income								$22,369		—

Balance at March 31, 2005	101,843,708	$305,662	10	$—	$—	$—	$(183,226)		$(5,297)	$117,139
Exercise of stock options	244,280	779								779
Issuance to directors for services	20,408	203								203
Impact of previously modified stock options	—	27								27
Issuance of common shares in connection with acquisition of film assets	399,042	4,000								4,000
Issuance of common shares in connection with acquisition of common shares of Image Entertainment	885,258	9,251								9,251
Issuance of common shares in connection with acquisition of Redbus	643,460	6,100								6,100
Issuance of restricted share units					5,301	(5,301)				—
Amortization of restricted share units						1,173				1,173
Vesting of restricted share units	44,166	445			(445)					—
Comprehensive loss
Net loss							(32,783)	(32,783)		(32,783)
Foreign currency translation adjustments								1,476	1,476	1,476
Net unrealized loss on foreign exchange contracts								(315)	(315)	(315)
Unrealized loss on investments — available for sale								(1,537)	(1,537)	(1,537)
Fair value adjustment of common shares to be acquired in exchange agreement with Image Entertainment	—	440						(440)	(440)	—

Comprehensive loss								$(33,599)		—

Balance at December 31, 2005	104,080,322	$326,907	10	$—	$4,856	$(4,128)	$(216,009)		$(6,113)	$105,513

See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended	Nine Months Ended
	December 31, 2005	December 31, 2004

	(Amounts in thousands)
Operating Activities:
Net income (loss)	$(32,783)	$221
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property and equipment	1,976	2,224
Amortization of deferred financing costs	2,814	5,998
Amortization of films and television programs	191,337	169,163
Amortization of intangible assets	1,760	1,644
Non-cash stock-based compensation	1,403	364
Interest rate swaps mark-to-market	(119)	(2,408)
Gain on disposition of assets	—	(666)
Minority interests	—	2
Equity interests	98	200
Changes in operating assets and liabilities:
Decrease (increase) in restricted cash	2,117	(20,000)
Accounts receivable, net	12,878	17,137
Increase in investment in films and television programs	(215,192)	(125,387)
Other assets	(3,186)	(1,263)
Accounts payable and accrued liabilities	43,254	(16,157)
Film obligations	73,043	51,555
Deferred revenue	(20,467)	507

Net Cash Flows Provided By Operating Activities	58,933	83,134

Investing Activities:
Purchases of investments — auction rate preferreds and municipal bonds	(163,400)	—
Purchases of investments — equity securities	(3,470)	—
Sales of investments — auction rate preferreds	82,500	—
Cash received from sale of investment	2,945	—
Cash received from disposition of assets, net	—	1,172
Acquisition of Redbus, net of cash acquired	(27,122)	—
Purchases of property and equipment	(4,059)	(1,952)

Net Cash Flows Used In Investing Activities	(112,606)	(780)

Financing Activities:
Issuance of common shares	779	21,991
Financing fees	(240)	(1,077)
Increase in subordinated notes, net of issue costs	—	145,390
Repayment of subordinated notes	(5,000)	—
Decrease in bank loans	—	(251,212)
Repayment of mortgages payable	(2,523)	(1,585)

Net Cash Flows Used In Financing Activities	(6,984)	(86,493)

Net Change In Cash And Cash Equivalents	(60,657)	(4,139)
Foreign Exchange Effects On Cash	(1,634)	2,189
Cash and Cash Equivalents — Beginning Of Period	112,839	7,089

Cash and Cash Equivalents — End Of Period	$50,548	$5,139

See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

1.	Nature of Operations
      Lions Gate Entertainment Corp. (“the Company” or “Lions Gate” or “we”) is an integrated entertainment company engaged in the development, production and distribution of feature films, television series, television movies and mini-series, non-fiction programming and animated programming. As an independent distribution company, the Company also acquires distribution rights from a wide variety of studios, production companies and independent producers. On December 15, 2003, the Company acquired Film Holdings Co., the parent company of Artisan Entertainment Inc. (“Artisan”) and on October 17, 2005, the Company acquired the Redbus companies as described in note 8.

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
      The unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. or Canadian GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these unaudited condensed consolidated financial statements. Operating results for the three and nine months ended December 31, 2005 are not necessarily indicative of the results that may be expected for the year ended March 31, 2006. The balance sheet at March 31, 2005 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read together with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended March 31, 2005.
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

Investments
      Investments classified as available-for-sale are reported at fair value based on quoted market prices, with unrealized gains and losses excluded from earnings and reported as other comprehensive income (see note 10). The cost of investments sold is determined in accordance with the specific identification method and

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)
realized gains and losses are included in interest income. As of December 31, 2005, the cost, unrealized losses and carrying value of the Company’s available-for-sale investments were as follows:

		Unrealized
		Holding	Carrying
	Cost	Losses	Value

	(Amounts in thousands)
Auction Rate Preferreds
Auction rate preferred stock	$45,000	$—	$45,000
Auction rate notes	20,900	—	20,900

	65,900	—	65,900

Municipal Obligations
Municipal obligations	15,000	—	15,000

Equity Securities
Equity securities	12,722	(1,537)	11,185

	$93,622	$(1,537)	$92,085

      During the six months ended December 31, 2005, the Company began investing in auction rate preferred stock and auction rate notes (collectively, the “auction rate preferreds”). Auction rate preferred stock is preferred stock with a dividend rate determined periodically, typically less than every 90 days, based on an auction mechanism. Auction rate notes are debt instruments. The interest rate for the auction rate notes will adjust to current market rates at each interest reset date, typically every seven, 28 or 35 days. The interest rates are impacted by various factors, including credit risk, tax risk, general market interest rate risk and other factors. Auction rate preferreds do not meet the definition of a cash equivalent since they do not have scheduled maturities of less than 90 days from investment. All of the Company’s $65.9 million investment in auction rate preferreds as of December 31, 2005 are invested in securities rated as “AAA”. Proceeds from sales of auction rate preferreds during the nine months ended December 31, 2005 were $82.5 million.
      All of the Company’s $15.0 million investment in municipal obligations as of December 31, 2005 are invested in securities rated at “AAA”. As of December 31, 2005, the Company’s investment in municipal obligations were comprised of taxable revenue bonds with a maturity date of May 15, 2034.
      Equity securities are comprised of the Company’s investment in the common shares of Image Entertainment, Inc. (“Image”), a distributor of DVDs and entertainment programming. During the three months ended September 30, 2005, the Company purchased 1,150,000 common shares of Image for $3.5 million in cash, representing an average cost per share of $3.02. Also during the three months ended September 30, 2005 the Company completed a negotiated exchange with certain shareholders of Image in which the Company exchanged 885,258 of its common shares (at $10.45 per share) in return for 2,312,567 common shares of Image (at $4.00 per share). The cost on an exchanged basis of the additional 2,312,567 common shares of Image is $9.2 million. As at December 31, 2005, the Company held 3,462,567 common shares of Image acquired at an average cost per share of $3.67. The closing price of Image’s common shares on December 31, 2005 was $3.23 per common share. As a result, the Company had an unrealized loss of $1.5 million on its investment in Image common shares as of December 31, 2005. The Company has reported the $1.5 million unrealized loss as other comprehensive loss in the unaudited condensed consolidated statement of shareholder’s equity as of December 31, 2005. Additionally, during the three months ended September 30, 2005, the Company entered into exchange agreements with certain holders of Image common shares in which the Company agreed to exchange 218,746 of its common shares (at $10.45 per share) in return for 571,429 common shares of Image (at $4.00 per share) held by those holders. The exchange agreements are subject to certain conditions precedent to the Company and the holders of the Image common shares to be exchanged. At December 31, 2005, the Company has recorded an unrealized loss of $0.4 million

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)
on the 571,429 shares to be exchanged based on the difference between the negotiated price per common share of $4.00 and the closing price of Image’s common shares on December 31, 2005 of $3.23 per common share. The Company has reported the $0.4 million unrealized loss as a charge to other comprehensive loss and as an increase in shareholders’ equity in the unaudited condensed consolidated statement of shareholder’s equity as of December 31, 2005. The exchange agreements will terminate if the closing of the agreement does not occur on or prior to March 31, 2006.

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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

3.	Investment in Films and Television Programs

	December 31,	March 31,
	2005	2005

	(Amounts in thousands)
Theatrical and Non-Theatrical Films
Released, net of accumulated amortization	$159,927	$113,536
Acquired libraries, net of accumulated amortization	108,759	109,805
Completed and not released	28,110	12,083
In progress	35,785	42,581
In development	3,381	2,302
Product inventory	24,227	26,029

	360,189	306,336

Made-for-Television Programs
Released, net of accumulated amortization	33,882	21,098
In progress	22,577	39,221
In development	315	721

	56,774	61,040

	$416,963	$367,376

      Acquired libraries of $108.8 million at December 31, 2005 (March 31, 2005 — $109.8 million) include the Trimark library acquired October 2000, the Artisan library acquired December 2003 (refer to note 8), the Modern Entertainment, Ltd. (“Modern”) library acquired in August 2005 and the Redbus library acquired in October 2005 (refer to note 8). On August 17, 2005, the Company acquired certain of the film assets and accounts receivable of Modern, a licensor of film rights to DVD distributors, broadcasters and cable networks. Under the terms of the Modern purchase agreement, total consideration issued was $7.5 million, comprised of $3.5 million in cash and 399,042 shares of the Company’s common shares valued at $4.0 million. In addition, the Company recorded $0.2 million in direct transaction costs comprised primarily of legal costs incurred in connection with the purchased assets resulting in a total purchase price of $7.7 million for the Modern library. The allocation of the Modern purchase price to the assets acquired was $5.6 million to investment in films and television programs and $2.1 million to accounts receivable. The Trimark library is amortized over its expected revenue stream for a period of 20 years from the acquisition date. The remaining amortization period on the Trimark library at December 31, 2005 is 14.75 years on unamortized costs of $20.2 million. The Artisan library includes titles released at least three years prior to the date of acquisition and is amortized over its expected revenue stream for a period of up to 20 years from the date of acquisition. The remaining amortization period on the Artisan library at December 31, 2005 is 18.0 years on unamortized costs of $80.8 million. The Modern library is amortized over its expected revenue stream for a period of up to 20 years from the acquisition date. The remaining amortization period on the Modern library at December 31, 2005 is 19.5 years on unamortized costs of $5.5 million. The Redbus library includes titles released at least three years prior to the date of acquisition and is amortized over its expected revenue stream for a period of up to 20 years from the date of acquisition. The remaining amortization period on the Redbus library at December 31, 2005 is 19.75 years on unamortized costs of $2.3 million.
      The Company expects approximately 47% of completed films and television programs, net of accumulated amortization, will be amortized during the one-year period ending December 31, 2006. Additionally, the Company expects approximately 81% of completed and released films and television programs, net of

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)
accumulated amortization and excluding acquired libraries, will be amortized during the three-year period ending December 31, 2008.

4.	Other Assets

	December 31,	March 31,
	2005	2005

	(Amounts in thousands)
Deferred financing costs, net	$16,596	$18,882
Prepaid expenses and other	10,475	8,148
Other investments	1,937	250
Intangible assets, net	1,722	2,178

	$30,730	$29,458

      Deferred Financing Costs. Deferred financing costs primarily include costs incurred in connection with the credit facility (see note 5) and the issuance of the 4.875% Notes, the 2.9375% Notes and the 3.625% Notes (see note 7) that are deferred and amortized to interest expense.
      Intangible Assets. Intangible assets acquired in connection with the purchase of Artisan of $5.1 million represent distribution and personal service agreements and are amortized over a period of two to four years from the date of acquisition. In June 2005, the Company acquired all of the publishing assets of a music publishing company, for a total purchase price of $1.2 million in cash. The publishing rights are amortized over a three-year period from the date of acquisition. Amortization expense of $0.5 million and $1.7 million was recorded for the three and nine months ended December 31, 2005 (2004 — $0.5 million and $1.6 million). Based on the current amount of intangibles subject to amortization, the estimated amortization expense for each of the succeeding years is $0.9 million, $0.6 million and $0.2 million for the years ending December 31, 2006, 2007 and 2008, respectively.

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
      As a result of these transactions with Maple Pictures, Lions Gate recorded an investment in Maple Pictures of $2.0 million as of June 30, 2005 in other assets in the unaudited condensed consolidated balance sheet. The Company is accounting for the investment in Maple Pictures using the equity method. For the three and nine months ended December 31, 2005, a loss of $0.1 million is recorded in equity interests in the unaudited condensed consolidated statements of operations and the investment in Maple Pictures is $1.9 million as of December 31, 2005.

5.	Bank Loans
      The Company entered into a $350 million credit facility in December 2003 consisting of a $200 million U.S. dollar-denominated revolving credit facility, a $15 million Canadian dollar-denominated revolving credit facility and a $135 million U.S. dollar-denominated term-loan. By December 31, 2004, the Company had repaid the term loan in full, thereby reducing the credit facility to $215 million at March 31, 2005. Effective

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)
March 31, 2005, the credit facility was amended to eliminate the $15 million Canadian dollar-denominated revolving credit facility and increase the U.S. dollar-denominated revolving credit facility by the same amount. At December 31, 2005, the Company had no borrowings (March 31, 2005 — nil) under the credit facility. The credit facility expires December 31, 2008 and bears interest at 2.75% over the Adjusted LIBOR or 1.75% over the U.S. prime rate. The availability of funds under the credit facility is limited by the borrowing base, which is calculated on a monthly basis. Amounts available under the credit facility are also limited by outstanding letters of credit which amount to $7.2 million at December 31, 2005. The borrowing base assets at December 31, 2005 totaled $411.3 million (March 31, 2005 — $405.1 million) and therefore $207.8 million is available under the credit facility at December 31, 2005. The Company is required to pay a monthly commitment fee of 0.50% per annum on the total credit facility of $215 million less the amount drawn. Right, title and interest in and to all personal property of the Company and Lions Gate Entertainment Inc., the Company’s wholly-owned subsidiary, is being pledged as security for the credit facility. The credit facility is senior to the Company’s film obligations, subordinated notes and mortgages payable. The credit facility restricts the Company from paying cash dividends on its common shares. The Company entered into a $100 million interest rate swap at an interest rate of 3.08%, commencing January 2003 and ended September 2005. The swap was in effect as long as three month LIBOR was less than 5.0%. Fair market value of the interest rate swap at the maturity date of September 30, 2005 was nil (March 31, 2005 — negative $0.1 million). Changes in the fair value representing fair valuation losses on the interest rate swap during the three and nine months ended December 31, 2005 amount to nil and $0.1 million, respectively (2004 — gains of $0.5 million and $2.2 million, respectively) and are included in the unaudited condensed consolidated statements of operations. On October 17, 2005, the Company amended the credit facility in connection with its acquisition of Redbus Film Distribution Limited and Redbus Pictures Limited (collectively, “Redbus”) to provide for $10 million of the credit facility available for borrowing by the new Redbus subsidiaries in either U.S. dollars or British pounds sterling.

6.	Film Obligations

	December 31,	March 31,
	2005	2005

	(Amounts in thousands)
Minimum guarantees	$21,528	$5,210
Minimum guarantees initially incurred for a term of more than one year	16,083	18,081
Participation and residual costs	134,853	95,650
Theatrical marketing	1,757	1,665
Film productions	37,623	10,164

	$211,844	$130,770

      The Company expects approximately 62% of accrued participants’ shares will be paid during the one-year period ending December 31, 2006.

7.	Subordinated Notes
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
      On October 17, 2005, the Company acquired all outstanding shares of Redbus, an independent United Kingdom film distributor. Consideration for the Redbus acquisition was $36.1 million comprised of a combination of $28.0 million in cash, $7.0 million in Lions Gate common shares and direct transaction costs of $1.1 million. In addition, the Company assumed other obligations (including accounts payable and accrued liabilities and film obligations) of $24.1 million. At the closing of the transaction the Company issued 643,460 common shares to Redbus Group Limited (“RGL”) valued at approximately $6.1 million, or $9.48 per share, and will issue up to an additional 94,937 common shares to RGL upon satisfaction of the terms of the escrow agreement. At December 31, 2005, the additional 94,937 common shares are valued at approximately $0.9 million. Direct transaction costs are considered liabilities assumed in the acquisition, and as such, are included in the purchase price. Direct transaction costs consist primarily of legal and accounting fees. The Company now has the ability to self-distribute its motion pictures in the UK. The Company also acquired the Redbus library of approximately 130 films. Effective October 17, 2005, the credit facility was amended in connection with the acquisition of Redbus, which made a portion of the credit facility available for borrowing by Redbus in either U.S. dollars or British pounds sterling.
      The Redbus acquisition was accounted for as a purchase, with the results of operations of Redbus consolidated from October 17, 2005. Goodwill of $25.4 million represents the excess of the purchase price over

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)
the fair value of the net identifiable tangible and intangible assets acquired. The allocation of the purchase price to the tangible and intangible assets acquired and liabilities assumed based on their fair values is preliminary and subject to completion of final appraisals as follows:

(Amounts in
thousands)
Cash and cash equivalents	$1,937
Accounts receivable, net	2,890
Investment in films and television programs	28,987
Other tangible assets acquired	863
Goodwill	25,446
Other liabilities assumed	(24,064)

Total	$36,059

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
      Severance and relocation costs incurred by Lions Gate, associated with the acquisition of Artisan, are not included in the purchase price and, as such, were recorded in the consolidated statement of operations for the year ended March 31, 2004. Severance and relocation costs of $5.6 million included property lease abandonment costs of $2.5 million, the write-off of capital assets no longer in use of $2.1 million and severance of $1.0 million. At December 31, 2005 and March 31, 2005, the remaining liabilities under the severance plan are nil. At December 31, 2005, the remaining liabilities for the property lease abandonment are $1.4 million (March 31, 2005 — $1.7 million) and are included in accounts payable and accrued liabilities in the condensed consolidated balance sheets.

9.	Direct Operating Expenses

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,
	2005	2004	2005	2004

	(Amounts in thousands)
Amortization of films and television programs	$56,928	$44,793	$191,337	$169,163
Participation and residual expense	48,003	39,798	118,221	89,500
Amortization of acquired intangible assets	520	548	1,760	1,644
Other expenses	5,230	(2,678)	8,642	(1,697)

	$110,681	$82,461	$319,960	$258,610

      Other expenses include direct operating expenses related to the studio facility and provision for doubtful accounts. The negative other expenses for the three and nine months ended December 31, 2004 is due to a reversal of the provision for doubtful accounts of $4.6 million. The reversal is primarily due to collection of accounts receivable during the three and nine months ended December 31, 2004 that were previously provided for.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

10.	Comprehensive Income (Loss)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,
	2005	2004	2005	2004

	(Amounts in thousands)
Net income (loss)	$3,142	$3,353	$(32,783)	$221
Add (deduct): Foreign currency translation adjustments	228	1,979	1,476	3,497
Add (deduct): Net unrealized gain (loss) on foreign exchange contracts	(286)	442	(315)	76
Add (deduct): Unrealized loss on investments — available for sale	(3,324)	—	(1,537)	—
Add (deduct): Fair value adjustment of common shares to be acquired in exchange agreement with Image Entertainment	(440)	—	(440)	—

Comprehensive income (loss)	$(680)	$5,774	$(33,599)	$3,794

11.	Income (Loss) Per Share
      The Company calculates earnings per share in accordance with SFAS No. 128, “Earnings Per Share”. Basic income (loss) per share is calculated based on the weighted average common shares outstanding for the period. Diluted earnings per share includes the impact of the convertible senior subordinated notes, share purchase warrants, stock options and restricted share units, if dilutive.

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,
	2005	2004	2005	2004

	(Amounts in thousands, except per share amounts)
Basic income (loss) per common share is calculated as follows:
Numerator:
Net income (loss)	$3,142	$3,353	$(32,783)	$221

Denominator:
Weighted average common shares outstanding	103,936	98,119	102,724	96,437

Basic income (loss) per common share	$0.03	$0.03	$(0.32)	$0.00

      Basic income (loss) per common share is calculated using the weighted average number of common shares outstanding during the three and nine months ended December 31, 2005 of 103,936,000 shares and 102,724,000 shares, respectively (2004 — 98,119,000 and 96,437,000 shares, respectively). The exercise of common share equivalents including stock options, share purchase warrants, the conversion features of the 4.875% Notes, the 2.9375% Notes, the 3.625% Notes and restricted share units could potentially dilute income (loss) per share in the future, but was not reflected in diluted loss per share during the nine months ended December 31, 2005 because to do so would be anti-dilutive. Basic and diluted loss per common share were the

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)
same for the nine months ended December 31, 2005. Diluted income per common share for the three months ended December 31, 2005 and for the three and nine months ended December 31, 2004 are presented below:

	Three Months	Three Months	Nine Months
	Ended	Ended	Ended
	December 31,	December 31,	December 31,
	2005	2004	2004

	(Amounts in thousands, except per share amounts)
Diluted income per common share is calculated as follows:
Numerator:
Net income	$3,142	$3,353	$221

Denominator:
Weighted average common shares outstanding	103,936	98,119	96,437
Effect of dilutive securities:
Share purchase options	2,876	5,287	5,216
Share purchase warrants	—	1,548	1,206
Restricted share units	413	—	—

Adjusted weighted average common shares outstanding	107,225	104,954	102,859

Diluted income per common share	$0.03	$0.03	$0.00

      The dilutive effect, if any, of the share purchase options, the share purchase warrants and the restricted share units are included in diluted income per share under the treasury method. The shares issuable on the potential conversion of the 4.875% Notes, the 2.9375% Notes and the 3.625% Notes are not included in diluted income per share as they are anti-dilutive.
      During the three months ended December 31, 2004, the Company amended the outstanding warrants to allow the holders, at their option, to exercise by cashless exercise. Each warrant may be exchanged for common shares in the Company determined by taking the difference in the market price of the Company’s shares (defined as the average closing trading price per common share for the twenty consecutive trading days ending on the third day before the exercise date) less the exercise price of $5.00 and dividing this number by the market price. During December 2004, 1,993,250 warrants were exercised by cashless exercise resulting in the issuance of 1,052,517 common shares. As of December 31, 2004, 1,088,000 warrants remained outstanding. The warrants expired January 1, 2005.

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
      The weighted average estimated fair value of each stock option granted in the nine months ended December 31, 2005 was $3.61 (2004 — $3.31). The total stock-based compensation expense for disclosure purposes for the three and nine months ended December 30, 2005, based on the fair value of the stock options granted, was $0.4 million and $1.6 million, respectively (2004 — $0.5 million and $1.6 million, respectively)

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)
and the fair value of stock option modifications for the three and nine months ended December 31, 2005 was nil and less than and $0.1 million, respectively (2004 — nil and $0.2 million, respectively).
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
      The following pro forma basic and diluted income (loss) per common share includes stock-based compensation expense for stock options issued and modified, as described above:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,
	2005	2004	2005	2004

	(Amounts in thousands, except per share amounts)
The resulting pro forma basic and diluted income (loss) per common share is calculated as follows:
Numerator:
Net income (loss)	$3,142	$3,353	$(32,783)	$221
Add: stock-based compensation expense recorded	—	—	27	227
Less: stock-based compensation expense calculated using fair value method	(419)	(529)	(1,553)	(1,618)

Adjusted net income (loss)	$2,723	$2,824	$(34,309)	$(1,170)

Denominator:
Basic weighted average common shares outstanding (thousands)	103,936	98,119	102,724	96,437

Diluted weighted average common shares outstanding (thousands)	107,225	104,954	102,724	96,437

Adjusted basic income (loss) per common share	$0.03	$0.03	$(0.33)	$(0.01)

Adjusted diluted income (loss) per common share	$0.03	$0.03	$(0.33)	$(0.01)

      Stock Appreciation Rights. On November 13, 2001, the Board of Directors of the Company resolved that 750,000 options, granted to certain officers of the Company to purchase common shares of the Company, be revised as stock appreciation rights (“SARs”) which entitle the holders to receive cash only and not common shares. The amount of cash received will be equal to the amount by which the trading price of common shares on the exercise notice date exceeds the SARs’ price of $5.00 multiplied by the number of options exercised. Any twenty-day average trading price of common shares prior to the exercise notice date has to be $6.00 or above in order for the officers to exercise their SARs. These SARs are not considered part of the Employees’ and Directors’ Equity Incentive Plan. The Company measures compensation expense as the amount by which the market value of common shares exceeds the SARs’ price. At December 31, 2005, the market price of common shares was $7.68 (March 31, 2005 — $11.05; December 31, 2004 — $10.62) and the SARs had all vested. Due to the reduction in the market price of its common shares, the Company recorded a

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)
reduction in stock-based compensation expense in the amount of $1.4 million and $2.5 million in general and administration expenses in the unaudited condensed consolidated statement of operations for the three and nine months ended December 31, 2005 (December 31, 2004 — expense of $1.5 million and $3.3 million, respectively). The amount in the period is calculated by using the market price of common shares on December 31, 2005 less the SARs’ price, multiplied by the 750,000 SARs vested less the amount previously recorded. At December 31, 2005, the Company has a stock-based compensation accrual in the amount of $2.0 million (March 31, 2005 — $4.5 million) included in accounts payable and accrued liabilities on the condensed consolidated balance sheets relating to these SARs.
      On February 2, 2004, an officer of the Company was granted 1,000,000 SARs, which entitle the officer to receive cash only, and not common shares. The amount of cash received will be equal to the amount by which the trading price of common shares on the exercise notice date exceeds the SARs’ price of $5.20 multiplied by the number of SARs exercised. The SARs vest one quarter immediately on the award date and one quarter on each of the first, second and third anniversaries of the award date. These SARs are not considered part of the Employees’ and Directors’ Equity Incentive Plan. Applying FIN 28 “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans”, the Company is accruing compensation expense over the service period, which is assumed to be the three year vesting period, using a graded approach and measures compensation cost as the amount by which the market value of common shares exceeds the SARs’ price times the SARs assumed to have vested under the graded approach. At December 31, 2005, the market price of common shares was $7.68 (March 31, 2005 — $11.05; December 31, 2004 — $10.62). Due to the reduction in the market price of its common shares, the Company recorded a reduction in stock-based compensation expense in the amount of $1.2 million and $1.6 million in general and administration expenses in the unaudited condensed consolidated statement of operations for the three and nine months ended December 31, 2005 (2004 — expense of $1.8 million and $3.7 million, respectively). During the year ended March 31, 2005 the officer exercised 150,000 of the vested SARs and the Company paid $0.9 million. The amount in the period is calculated by using the market price of common shares on December 31, 2005 less the SARs’ price, multiplied by the remaining 897,929 SARs assumed to have vested less the 150,000 SARs exercised less the amount previously recorded. At December 31, 2005, the Company has a stock-based compensation accrual in the amount of $1.9 million (March 31, 2005 — $3.5 million) included in accounts payable and accrued liabilities on the condensed consolidated balance sheets relating to these SARs.
      Restricted Share Units. Effective June 27, 2005 the Company, pursuant to its 2004 Performance Incentive Plan, entered into restricted share unit agreements with certain employees and directors. During the three and nine months ended December 31, 2005, the Company awarded 158,125 and 518,000, respectively, restricted common share units under these agreements. Upon issuance of the restricted common share units, an unamortized compensation expense equivalent to the market value of the common shares on the date of grant was charged to shareholders’ equity as unearned compensation. This unearned compensation will be amortized over the three-year vesting period. Compensation expense recorded for these restricted common share units was $0.4 million and $1.2 million during the three and nine months ended December 31, 2005 and is included in general and administration expenses in the unaudited condensed consolidated statements of operations.
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
      Segmented information by business unit is as follows:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,
	2005	2004	2005	2004

	(Amounts in thousands)
Segment revenues
Motion Pictures	$203,314	$175,141	$518,579	$536,983
Television	25,999	14,158	114,551	69,692
Studio Facilities	1,651	1,099	4,651	3,511

	$230,964	$190,398	$637,781	$610,186

Segment profit (loss)
Motion Pictures	$11,139	$19,070	$(3,942)	$39,118
Television	1,559	1,150	8,419	7,294
Studio Facilities	1,028	480	2,853	1,746

	$13,726	$20,700	$7,330	$48,158

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)
      Segment profit (loss) is defined as segment revenue less segment direct operating, distribution and marketing and general and administration expenses. The reconciliation of total segment profit (loss) to the Company’s income (loss) before income taxes is as follows:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,
	2005	2004	2005	2004

	(Amounts in thousands)
Company’s total segment profit (loss)	$13,726	$20,700	$7,330	$48,158
Less:
Corporate general and administration	(5,886)	(8,608)	(25,583)	(28,610)
Depreciation	(631)	(835)	(1,976)	(2,224)
Interest expense	(4,929)	(8,275)	(14,718)	(19,388)
Interest rate swaps mark-to-market	218	419	119	2,408
Interest income	1,046	74	2,962	111
Minority interests	—	19	—	(2)
Other income	—	—	—	825
Equity interests	(44)	—	(98)	(200)

Income (Loss) Before Income Taxes	$3,500	$3,494	$(31,964)	$1,078

14.	Commitments and Contingencies
      The Company is from time to time involved in various claims, legal proceedings and complaints arising in the ordinary course of business. The Company does not believe that adverse decisions in any such pending or threatened proceedings, or any amount which the Company might be required to pay by reason thereof, would have a material adverse effect on the financial condition or future results of the Company. The Company has provided an accrual for estimated losses under the above matters as of December 31, 2005, in accordance with FAS 5 “Accounting for Contingencies”.

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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)
      Under Canadian GAAP, the net income (loss) and income (loss) per share figures for the three and nine months ended December 31, 2005 and 2004, and the shareholders’ equity as at December 31, 2005 and March 31, 2005 are as follows:

	Net Income (Loss)

	Three Months	Three Months	Nine Months	Nine Months	Shareholders’ Equity
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,	December 31,	March 31,
	2005	2004	2005	2004	2005	2005

As reported under U.S. GAAP	$3,142	$3,353	$(32,783)	$221	$105,513	$117,139
Adjustment for interest rate swaps(a)	(158)	(158)	(474)	(474)	1,851	2,325
Accounting for business combinations(b)	—	—	—	—	1,145	1,145
Accounting for income taxes(c)	—	—	—	—	(1,900)	(1,900)
Accounting for stock-based compensation(g)	(419)	(529)	(1,526)	(1,391)	—	—
Adjustment for accretion on subordinated notes(d)	(3,158)	(1,946)	(9,474)	(3,182)	(15,898)	(6,424)
Adjustment for amortization of subordinated notes issue costs(d)	298	47	823	122	1,305	482
Adjustment for amortization and write-off of deferred bank loan financing costs(e)	—	(266)	—	(98)	—	—
Reclassification of conversion feature of subordinated notes outside shareholders’ equity(d)	—	—	—	—	74,854	74,854
Other comprehensive income (loss) (net of tax of nil)(f)	—	—	—	—	1,988	(304)

Net Income (Loss)/ Shareholders’ Equity under Canadian GAAP	$(295)	$501	$(43,434)	$(4,802)	$168,858	$187,317

Basic Income (Loss) per Common Share under Canadian GAAP	$(0.01)	$0.01	$(0.42)	$(0.05)

Diluted Income (Loss) per Common Share under Canadian GAAP	$(0.01)	$0.00	$(0.42)	$(0.05)

      Reconciliation of movement in Shareholders’ Equity under Canadian GAAP:

	December 31,	March 31,
	2005	2005

	(Amounts in thousands)
Balance at beginning of the year	$187,317	$86,827
Increase in common shares	20,805	24,850
Increase in contributed surplus(d)(g)	2,694	60,842
Net income (loss) under Canadian GAAP	(43,434)	12,424
Adjustment to cumulative translation adjustments account(f)	1,476	2,374

Balance at end of the period	$168,858	$187,317

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

(a)	Interest Rate Swaps Mark-to-Market
      Under U.S. GAAP, the interest swaps do not meet the criteria of effective hedges and therefore the fair valuation losses of nil and $0.1 million for the three and nine months ended December 31, 2005 (2004 — gains of $0.5 million and $2.2 million, respectively) on the Company’s interest rate swap and fair valuation gains of $0.2 million for the three and nine months ended December 31, 2005 (2004 — loss of $0.1 million and gain of $0.2 million, respectively) on a subsidiary company’s interest swap are recorded in the unaudited condensed consolidated statement of operations.
      Under Canadian GAAP, until April 1, 2004, the interest rate swaps were determined to be effective hedges under Canadian Institute of Chartered Accountants (“CICA”) Section 3860, “Financial Instruments — Disclosure and Presentation”, and no fair valuation adjustments were recorded. In December 2001, the CICA released Accounting Guideline (“AcG-13”), “Hedging Relationships”, to be applied by companies for periods beginning on or after July 1, 2003. The standard establishes criteria to identify, designate, document and determine the effectiveness of hedging relationships, for the purpose of applying hedge accounting and provides guidance on the discontinuance of hedge accounting. Under Canadian GAAP the Company adopted AcG-13 effective April 1, 2004 and determined the interest rate swaps do not meet the criteria of effective hedges and therefore the fair valuation losses of nil and $0.1 million for the three and nine months ended December 31, 2005 (2004 — gains of $0.5 million and $2.2 million, respectively) on the Company’s interest swap and fair valuation gains of $0.2 million for the three and nine months ended December 31, 2005 (2004 — loss of $0.1 million and gain of $0.2 million, respectively) on a subsidiary company’s interest swap are recorded in the unaudited condensed consolidated statement of operations, which is consistent with U.S. GAAP.
      The transitional provisions of AcG-13 provide that when an entity terminates its designation of a hedging relationship or a hedging relationship ceases to be effective, hedge accounting is not applied to gains, losses, revenues or expenses arising subsequently. However, the hedge accounting applied to the hedging relationship in prior periods is not reversed. Any gains, losses, revenues or expenses deferred previously as a result of applying hedge accounting continue to be carried forward for subsequent recognition in income in the same period as the corresponding gains, losses, revenues or expenses associated with the hedged item. Accordingly, under Canadian GAAP at April 1, 2004 the Company recorded the fair values of the interest rate swaps totaling $3.0 million on the consolidated balance sheet and recorded the off-setting entry to deferred assets which is being amortized straight-line to interest expense over the terms of the hedged items. This results in an additional interest expense in the three and nine months ended December 31, 2005 of $0.2 million and $0.5 million respectively (2004 — $0.2 million and $0.5 million).

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
      SFAS 109 requires deferred tax assets and liabilities be recognized for temporary differences, other than non-deductible goodwill, arising in a business combination. In the year ended March 31, 2000, under U.S. GAAP, goodwill was increased to reflect the additional deferred tax liability resulting from temporary differences arising on the acquisition of Lions Gate Studios in fiscal 1999. Under Canadian GAAP, the Company recorded a charge to retained earnings when the deferred tax liability was established upon adoption

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)
of the applicable accounting standard in 2001; accordingly, there is a difference in the carrying amount of goodwill arising in the business combination of $1.9 million as at December 31, 2005 (March 31, 2005 — $1.9 million).

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
      Comprehensive loss consists of net income (loss) and other gains and losses affecting shareholders’ equity that, under U.S. GAAP are excluded from the determination of net income (loss). Under U.S. GAAP, comprehensive income (loss) includes cumulative translation adjustments, unrealized gains (losses) on foreign exchange contracts and unrealized loss on investments — available for sale, net of income taxes of nil. Under Canadian GAAP, cumulative translation adjustments are included as a separate component of shareholders’ equity and unrealized gains (losses) on foreign exchange contracts and unrealized losses on investments — available for sale are not recorded.

(g)	Accounting for Stock-Based Compensation
      In December 2003, CICA amended Section 3870 to require companies to account for stock options using the fair value based method for fiscal years beginning on or after January 1, 2004. In accordance with the transitional alternatives permitted under amended Section 3870, the Company retroactively adopted the fair value based method of accounting for stock options and accordingly, the years ended March 31, 2004 and March 31, 2003 have been restated. The impact of this change for the three and nine months ended December 31, 2005 was to decrease net income and increase net loss and increase contributed surplus by $0.4 million and $1.5 million, respectively, (2004 — $0.5 million and $1.4 million) and to decrease basic income per share by $0.01 and $0.01, respectively (2004 — nil and $0.02).
      In accordance with CICA Section 3870, the following disclosures are provided about the costs of stock-based compensation awards using the fair value method. The weighted average estimated fair value of each stock option granted in the three and nine months ended December 31, 2005 was $3.61 (2004 — $3.31 and $2.57). The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for stock options granted during the three and nine months ended December 31, 2005: a dividend yield of 0%, expected volatility of 33% (2004 — 30%), risk-free interest rate of 4.0% (2004 — 3.8%) and expected life of five years (2004 — five years).

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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)
      The following tables present condensed consolidating financial information as of December 31, 2005 and March 31, 2005 and for the nine months ended December 31, 2005 and 2004 for (1) the Company, on a stand-alone basis, (2) the Issuer, on a stand-alone basis, (3) the non-guarantor subsidiaries of the Company (including the subsidiaries of the Issuer) on a combined basis (collectively, the “Other Subsidiaries”) and (4) the Company on a consolidated basis.

	As of December 31, 2005

	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated

	(Amounts in thousands)
BALANCE SHEET
ASSETS
Cash and cash equivalents	$927	$(8,316)	$57,937	$—	$50,548
Restricted cash	—	—	796	—	796
Investments — auction rate preferreds and municipal bonds	—	80,900	—	—	80,900
Investments — equity securities	—	11,185	—	—	11,185
Accounts receivable, net	97	1,204	133,221	—	134,522
Investment in films and television programs	—	5,531	411,432	—	416,963
Property and equipment	—	6,606	27,303	—	33,909
Goodwill	—	—	186,627	—	186,627
Other assets	30	17,849	12,851	—	30,730
Investment in subsidiaries	217,241	307,452	—	(524,693)	—

	$218,295	$422,411	$830,167	$(524,693)	$946,180

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIENCY)
Accounts payable and accrued liabilities	$24	$15,411	$170,018	$—	$185,453
Film obligations	—	—	211,844	—	211,844
Subordinated notes	—	385,000	—	—	385,000
Mortgages payable	—	—	16,769	—	16,769
Deferred revenue	—	—	41,601	—	41,601
Intercompany payables (receivables)	(156,051)	75,444	80,387	220	—
Intercompany equity	268,809	102,476	350,835	(722,120)	—
Shareholders’ equity (deficiency)	105,513	(155,920)	(41,287)	197,207	105,513

	$218,295	$422,411	$830,167	$(524,693)	$946,180

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

		Nine Months Ended December 31, 2005

	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated

		(Amounts in thousands)
STATEMENT OF OPERATIONS
Revenues	$513	$964	$636,749	$(445)	$637,781
Expenses:
Direct operating	—	—	319,960	—	319,960
Distribution and marketing	—	275	290,380	—	290,655
General and administration	1,407	24,180	20,277	(445)	45,419
Depreciation	—	71	1,905	—	1,976

Total expenses	1,407	24,526	632,522	(445)	658,010

Operating Loss	(894)	(23,562)	4,227	—	(20,229)

Other Expenses (Income):
Interest expense	1	13,861	856	—	14,718
Interest rate swaps mark-to-market	—	123	(242)	—	(119)
Interest income	—	(2,863)	(99)	—	(2,962)

Total other expenses	1	11,121	515	—	11,637

Income (Loss) Before Equity Interests and Income Taxes	(895)	(34,683)	3,712	—	(31,866)
Equity interests	31,863	11,584	98	(43,447)	(98)

Income (Loss) Before Income Taxes	(32,758)	(46,267)	3,614	43,447	(31,964)
Income tax provision	25	310	484	—	819

Net Income (Loss)	$(32,783)	$(46,577)	$3,130	$43,447	$(32,783)

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

		Nine Months Ended December 31, 2005

	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated

		(Amounts in thousands)
STATEMENT OF CASH FLOWS
Net cash flows provided by (used in) operating activities	$2,250	$(15,636)	$72,319	$—	$58,933
Investing activities:
Purchases of investments — auction rate preferreds and municipal bonds	—	(148,400)	(15,000)	—	(163,400)
Purchases of investments — equity securities	—	(3,470)	—	—	(3,470)
Sales of investments — auction rate preferreds	—	82,500	—	—	82,500
Cash received from sale of investment	—	—	2,945	—	2,945
Acquisition of Redbus, net of cash acquired	—	(27,122)	—	—	(27,122)
Purchases of property and equipment	—	(4,133)	74	—	(4,059)

Net cash flows used in investing activities	—	(100,625)	(11,981)	—	(112,606)

Financing activities:
Issuance of common shares	779	—	—	—	779
Financing fees	—	(240)	—	—	(240)
Repayment of subordinated notes	—	—	(5,000)	—	(5,000)
Repayment of mortgages payable	—	—	(2,523)	—	(2,523)

Net cash flows provided by (used in) financing activities	779	(240)	(7,523)	—	(6,984)

Net change in cash and cash equivalents	3,029	(116,501)	52,815	—	(60,657)
Foreign exchange effect on cash	(3,045)	1,829	(418)	—	(1,634)
Cash and cash equivalents — beginning of period	943	106,356	5,540	—	112,839

Cash and cash equivalents — end of period	$927	$(8,316)	$57,937	$—	$50,548

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended December 31, 2005

	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated

		(Amounts in thousands)
RECONCILIATION OF NET INCOME (LOSS) TO CANADIAN GAAP
As reported under U.S. GAAP	$(32,783)	$(46,577)	$3,130	$43,447	$(32,783)
Interest rate swaps mark-to-market	(474)	(246)	(228)	474	(474)
Accounting for stock-based compensation	(1,526)	—	—	—	(1,526)
Adjustment for accretion on subordinated notes	(9,474)	(9,474)	—	9,474	(9,474)
Adjustment for amortization of subordinated notes issue costs	823	823	—	(823)	823

Net income (loss) under Canadian GAAP	$(43,434)	$(55,474)	$2,902	$52,572	$(43,434)

	As of December 31, 2005

	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated

		(Amounts in thousands)
RECONCILIATION OF SHAREHOLDERS’ EQUITY (DEFICIENCY) TO CANADIAN GAAP
As reported under U.S. GAAP	105,513	(155,920)	(41,287)	197,207	105,513
Interest rate swaps mark-to-market	1,851	1,682	327	(2,009)	1,851
Accounting for business combinations	1,145	—	1,145	(1,145)	1,145
Accounting for income taxes	(1,900)	—	(1,900)	1,900	(1,900)
Adjustment for accretion on subordinated notes	(15,898)	(15,898)	—	15,898	(15,898)
Adjustment for amortization of subordinated notes issue costs	1,305	1,305	—	(1,305)	1,305
Reclassification of conversion feature of subordinated notes outside shareholders’ equity	74,854	—	—	—	74,854
Other comprehensive income (loss)	1,988	1,988	1,988	(3,976)	1,988

Shareholders’ equity (deficiency) under Canadian GAAP	$168,858	$(166,843)	$(39,727)	$206,570	$168,858

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

	As of March 31, 2005

	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated

		(Amounts in thousands)
BALANCE SHEET
ASSETS
Cash and cash equivalents	$943	$106,356	$5,540	$—	$112,839
Restricted cash	—	—	2,913	—	2,913
Accounts receivable, net	35	69	149,915	—	150,019
Investment in films and television programs	—	—	367,376	—	367,376
Property and equipment	—	2,544	28,298	—	30,842
Goodwill	—	—	161,182	—	161,182
Other assets	92	19,517	9,849	—	29,458
Investment in subsidiaries	250,701	291,206	—	(541,907)	—
Deferred income taxes	1,896	—	(1,896)	—	—

	$253,667	$419,692	$723,177	$(541,907)	$854,629

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIENCY)
Bank loans	$—	$—	$1,162	$—	$1,162
Accounts payable and accrued liabilities	143	21,074	112,983	—	134,200
Film obligations	—	—	130,770	—	130,770
Subordinated notes	—	385,000	5,000	—	390,000
Mortgages payable	—	—	18,640	—	18,640
Deferred revenue	—	—	62,459	—	62,459
Minority interests	—	—	259	—	259
Intercompany payables (receivables)	(134,932)	19,623	130,887	(15,578)	—
Intercompany equity	262,269	93,217	306,515	(662,001)	—
Shareholders’ equity (deficiency)	126,187	(99,222)	(45,498)	135,672	117,139

	$253,667	$419,692	$723,177	$(541,907)	$854,629

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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended December 31, 2004

	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated

		(Amounts in thousands)
STATEMENT OF OPERATIONS
Revenues	$345	$—	$610,147	$(306)	$610,186
Expenses:
Direct operating	—	—	258,610	—	258,610
Distribution and marketing	—	—	282,546	—	282,546
General and administration	818	28,081	20,889	(306)	49,482
Depreciation	34	96	2,094	—	2,224

Total expenses	852	28,177	564,139	(306)	592,862

Operating Income (Loss)	(507)	(28,177)	46,008	—	17,324

Other Expenses (Income):
Interest expense	59	17,755	1,574	—	19,388
Interest rate swaps mark-to-market	—	(2,200)	(208)	—	(2,408)
Interest income	—	(111)	—	—	(111)
Minority interests	—	—	2	—	2
Other income	—	—	(825)	—	(825)

Total other expenses (income)	59	15,444	543	—	16,046

Income (Loss) Before Equity Interests and Income Taxes	(566)	(43,621)	45,465	—	1,278
Equity interests	(793)	(38,546)	200	39,339	200

Income (Loss) Before Income Taxes	227	(5,075)	45,265	(39,339)	1,078
Income tax provision	(6)	—	(851)	—	(857)

Net Income (Loss)	$221	$(5,075)	$44,414	$(39,339)	$221

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended December 31, 2004

	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated

	(Amounts in thousands)
STATEMENT OF CASH FLOWS
Net cash flows provided by (used in) operating activities	$(23,161)	$108,133	$(1,838)	$—	$83,134

Financing activities:
Issuance of common shares	21,991	—	—	—	21,991
Financing fees paid	—	(1,077)	—	—	(1,077)
Increase (decrease) in bank loans	—	(251,300)	88	—	(251,212)
Increase in subordinated notes	—	145,390	—	—	145,390
Decrease in mortgages payable	—	—	(1,585)	—	(1,585)

Net cash flows provided by (used in) financing activities	21,991	(106,987)	(1,497)	—	(86,493)

Investing activities:
Cash received from disposition, net	—	—	1,172	—	1,172
Purchases of property and equipment	—	(1,424)	(528)	—	(1,952)

Net cash flows provided by (used in) investing activities	—	(1,424)	644	—	(780)

Net change in cash and cash equivalents	(1,170)	(278)	(2,691)	—	(4,139)
Foreign exchange effect on cash	3,099	614	(1,524)	—	2,189
Cash and cash equivalents — beginning of period	1,005	(9)	6,093	—	7,089

Cash and cash equivalents — end of period	$2,934	$327	$1,878	$—	$5,139

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended December 31, 2004

	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated

	(Amounts in thousands)
RECONCILIATION OF NET INCOME (LOSS) TO CANADIAN GAAP
As reported under U.S. GAAP	$221	$(5,075)	$44,414	$(39,339)	$221
Adjustment for interest rate swaps	(474)	(368)	(106)	474	(474)
Adjustment for accretion on subordinated notes	(3,182)	(3,182)	—	3,182	(3,182)
Adjustment for amortization of subordinated notes issue costs	122	122	—	(122)	122
Stock-based compensation	(1,391)	(1,391)	—	1,391	(1,391)
Adjustment for amortization of debt financing costs	(98)	(98)	—	98	(98)

Net income (loss) under Canadian GAAP	$(4,802)	$(9,992)	$44,308	$(34,316)	$(4,802)

17.	Subsequent Event
      Lions Gate Studios. On January 23, 2006, the Company entered into an amended agreement to sell its partnership interests in its studios facilities located in Vancouver, British Columbia. The transaction is expected to close on March 15, 2006. The purchase price of $35.4 million (net of commissions) is payable in cash. Studios facilities comprise the Company’s studios facilities reporting unit (see note 13). At December 31, 2005, the carrying value of studios property and equipment was $27.6 million and is comprised primarily of land and buildings, with carrying values of $12.5 million and $14.8 million, respectively, and is included in property and equipment in the condensed consolidated balance sheets. At December 31, 2005, the carrying value of the goodwill within the studios reporting unit was $1.9 million. At December 31, 2005, the carrying value of the studios mortgages payable was $16.8 million and is included in mortgages payable in the unaudited condensed consolidated balance sheets. The agreement requires the partnership to pay off the remaining balances of its mortgages payable at the close of the transaction. The Company estimates a pretax gain on the sale of the studio facilities of approximately $5.0 million for the three months ended March 31, 2006. The Company expects additional transaction costs and adjustments in connection with completion of the transaction. The studios facilities reporting unit had revenues of $1.7 million and $4.7 million for the three and nine months ended December 31, 2005, respectively (2004 — $1.1 million and $3.5 million).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
      We are a diversified independent producer and distributor of motion pictures, television programming, home entertainment, family entertainment and video-on-demand content. We release approximately 15 to 18 motion pictures theatrically per year. Our theatrical releases include films we produce in-house and films we acquire from third parties. We also have produced approximately 122 hours of television programming on average each of the last three fiscal years. Our disciplined approach to production, acquisition, and distribution is designed to maximize our profit by balancing our financial risks against the probability of commercial success of each project. We currently distribute our library of approximately 6,500 motion picture titles and 1,800 television episodes and programs directly to retailers, video rental stores, and pay and free television channels and indirectly to international markets through third parties. In November 2005, our distribution rights to the Republic library expired and were not renewed. We are currently in a six month non-exclusive sell-off period with respect to the Republic titles. When this sell-off period expires in May 2006, the Republic titles will no longer be included in our library. During the sell-off period, the Company is permitted to sell its remaining Republic inventory. The Republic library includes approximately 3,000 titles and represented approximately 2% of our revenues during the last fiscal year. We also own a minority interest in CinemaNow, Inc. (“CinemaNow”), an internet video-on-demand provider, and own and operate a film and television production studio in Vancouver, British Columbia. We also own a minority interest in Maple Pictures, a Canadian film and television distributor based in Toronto, Canada.
      Our revenues are derived from the following business segments:

•	Motion Pictures, which includes Theatrical, Home Entertainment, Television and International Distribution. Theatrical revenues are derived from the domestic theatrical release of motion pictures in North America. Home entertainment revenues are derived from the sale of video and DVD releases of our own productions and acquired films, including theatrical releases and direct-to-video releases. Television revenues are primarily derived from the licensing of our productions and acquired films to the domestic cable, free and pay television markets. International revenues are derived from the licensing of our productions and acquired films to international markets on a territory-by-territory basis, except in the United Kingdom where we now have the ability on a select basis to distribute directly through Redbus.

•	Television, which includes the licensing to domestic and international markets of one-hour and half-hour drama series, television movies and mini-series and non-fiction programming.

•	Studio Facilities, which derive revenue from rental of sound stages, production offices, construction mills, storage facilities and lighting equipment to film and television producers.
      Our primary operating expenses include the following:

•	Direct Operating Expenses, which primarily include amortization of production or acquisition costs, participation and residual expenses.

•	Distribution and Marketing Expenses, which primarily include the costs of theatrical “prints and advertising” and of video and DVD duplication and marketing.

•	General and Administration Expenses, which include salaries and other overhead.
Recent Developments
      Lions Gate Studios. On January 23, 2006, the Company entered into an amended agreement to sell its partnership interests in its studios facilities located in Vancouver, British Columbia. The transaction is expected to close on March 15, 2006. The purchase price of $35.4 million (net of commissions) is payable in cash. Studios facilities comprise the Company’s studios facilities reporting unit (see note 13). At December 31, 2005, the carrying value of studios property and equipment was $27.6 million and is comprised primarily of land and buildings, with carrying values of $12.5 million and $14.8 million, respectively, and is included in property and equipment in the unaudited condensed consolidated balance sheets. At December 31,

2005, the carrying value of the goodwill within the studios reporting unit was $1.9 million. At December 31, 2005, the carrying value of the studios mortgages payable was $16.8 million and is included in mortgages payable in the unaudited condensed consolidated balance sheets. The agreement requires the partnership to pay off the remaining balances of its mortgages payable at the close of the transaction. The Company estimates a pretax gain on the sale of the studio facilities of approximately $5.0 million for three months ended March 31, 2006. The Company expects additional transaction costs and adjustments in connection with completion of the transaction. The studios facilities reporting unit had revenues of $1.7 million and $4.7 million for the three and nine months ended December 31, 2005, respectively (2004 — $1.1 million and $3.5 million).
      Redbus. On October 17, 2005, the Company acquired all outstanding shares of Redbus, an independent United Kingdom film distributor. Consideration for the Redbus acquisition was $36.1 million comprised of a combination of $28.0 million in cash, $7.0 million in Lions Gate common shares and direct transaction costs of $1.1 million. In addition, the Company assumed other obligations (including accounts payable and accrued liabilities and film obligations) of $24.1 million. At the closing of the transaction the Company issued 643,460 common shares to Redbus Group Limited (“RGL”) valued at approximately $6.1 million, or $9.48 per share, and will issue up to an additional 94,937 common shares to RGL valued at approximately $0.9 million upon satisfaction of the terms of the escrow agreement. Direct transaction costs are considered liabilities assumed in the acquisition and, as such, are included in the purchase price. Direct transaction costs consist primarily of legal and accounting fees. The Company now has the ability to self-distribute its motion pictures in the UK. The Company also acquired the Redbus library of approximately 130 films. Effective October 17, 2005, the credit facility was amended in connection with the acquisition of Redbus, which made a portion of the credit facility available for borrowing by Redbus in either U.S. dollars or British pounds sterling.
      The Redbus acquisition was accounted for as a purchase, with the results of operations of Redbus consolidated from October 17, 2005. Goodwill of $25.4 million represents the excess of purchase price over the fair value of the net identifiable tangible and intangible assets acquired. The allocation of the purchase price to the tangible and intangible assets acquired and liabilities assumed based on their fair values is preliminary and subject to completion of final appraisals.
      Image. During the three months ended September 30, 2005, we purchased 1,150,000 common shares of Image for $3.5 million in cash and completed a negotiated exchange with certain shareholders of Image in which we exchanged 885,258 of our common shares (at $10.45 per share) for 2,312,567 common shares of Image (at $4.00 per share) at a cost on an exchanged basis of $9.2 million. We also entered into exchange agreements for an additional 571,429 common shares of Image, which are required to be delivered by March 31, 2006 and were not delivered as of December 31, 2005. As a result of these transactions we purchased, or will conclude the purchase of, an aggregate of 4,033,996 shares, representing 18.94% of Image’s outstanding common shares. We acquired the common shares of Image in connection with possibly pursuing a negotiated strategic transaction with Image to acquire 100% of Image’s outstanding common shares. On October 31, 2005, Lions Gate proposed to purchase all the outstanding common shares of Image for cash of $4.00 per common share. This proposal was rejected by the Special Committee of the Board of Directors of Image on October 31, 2005. Lion’s Gate is currently considering its alternatives. At December 31, 2005, the Company has recorded an unrealized loss of $0.4 million on the 571,429 shares to be exchanged based on the difference between the negotiated price per common share of $4.00 and the closing price of Image’s common shares on December 31, 2005 of $3.23 per common share. The Company has reported the $0.4 million unrealized loss as a charge to other comprehensive loss and as an increase in shareholders’ equity in the unaudited condensed consolidated statement of shareholder’s equity as of December 31, 2005.
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

      Generally Accepted Accounting Principles. Our consolidated financial statements have been prepared in accordance with U.S. GAAP which conforms, in all material respects, with Canadian GAAP, except as described in the notes to the unaudited condensed consolidated financial statements.
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

      Reserves. Revenues are recorded net of estimated returns and other allowances. We estimate reserves for video returns in the unaudited condensed consolidated financial statements based on previous returns and our estimated expected future returns related to current period sales on a title-by-title basis in each of the video businesses. There may be differences between actual returns and our historical experience. We estimate provisions for accounts receivable based on historical experience and relevant facts and information regarding the collectability of the accounts receivable.
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
Recent Accounting Pronouncements
      Statement of Financial Accounting Standards No. 123R. In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)). SFAS 123(R) revises SFAS No. 123 and eliminates the alternative to use the intrinsic method of accounting under APB No. 25. SFAS 123(R) requires all public companies accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments, to account for these types of transactions using a fair-value-based method. The Company currently accounts for share-based payments to employees using the intrinsic value method as set forth in APB No. 25 “Accounting for Stock Issued to Employees.” As such, the Company generally recognizes no compensation cost for employee stock options. SFAS No. 123(R) eliminates the alternative to use APB No. 25’s intrinsic value method of accounting. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123(R) in prior periods, the impact would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income (loss) and basic and diluted income (loss) per share in note 12 in the notes to the unaudited condensed consolidated financial statements. SFAS No. 123(R) permits companies to adopt its requirements using either a modified prospective method or a modified retrospective method. The adoption of SFAS No. 123(R)’s fair value method will have an impact on our results of operations, although it will have no material impact on our overall financial position. The Company has not yet determined which method it will utilize. The provisions of SFAS No. 123(R) are effective for financial statements with the first interim or annual reporting period beginning after June 15, 2005. However, the SEC announced on April 14, 2005 that it would provide for a phased-in implementation process for SFAS No. 123(R). As a result, the Company will not be required to apply SFAS No. 123(R) until the period beginning April 1, 2006.

Results of Operations

Three Months Ended December 31, 2005 Compared to Three Months Ended December 31, 2004
      Consolidated revenues this quarter of $231.0 million increased $40.6 million, or 21.3%, compared to $190.4 million in the prior year’s quarter.
      Motion pictures revenue of $203.3 million this quarter increased $28.2 million, or 16.1%, compared to $175.1 million in the prior year’s quarter. Theatrical revenue included in motion picture revenue of $49.9 million this quarter increased $21.0 million, or 72.7%, compared to $28.9 million in the prior year’s quarter. Significant theatrical releases this quarter included Saw II, Waiting and In The Mix. Significant theatrical releases in the prior year’s quarter included Saw. Video revenue included in motion picture revenue of $115.9 million this quarter decreased $4.9 million, or 4.1%, compared to $120.8 million in the prior year’s quarter. Significant video releases this quarter included Devil’s Reject and High Tension. Previously released titles such as Crash, Saw and Barbie and the Magic of Pegasus also continued to generate significant video revenues in the quarter. Significant video releases in the prior year which generated significant revenue in the prior year’s quarter included Open Water, The Punisher, Barbie as the Princess and the Pauper, Godsend and Care Bears: Journey to Joke-A-Lot. International revenue included in motion picture revenue of $14.5 million this quarter increased $3.2 million, or 28.3%, compared to $11.3 million in the prior year’s quarter. Significant international sales this quarter included Happy Endings and Saw II. Significant international sales in the prior year’s quarter included Godsend and The Prince and Me. Television revenue included in motion picture revenue of $20.2 million this quarter increased $9.5 million, or 88.8%, compared to $10.7 million in the prior year’s quarter. Significant television license fees this quarter were generated from Diary of a Mad Black Woman. Significant television license fees in the prior year’s quarter included Van Wilder: Party Liaison and Girl With a Pearl Earring.
      Television production revenue of $26.0 million this quarter increased by $11.8 million, or 83.1%, from $14.2 million in the prior year’s quarter. This quarter, 17 hours of one-hour drama series were delivered contributing revenue of $18.0 million and international and other revenue on one-hour drama series was $4.2 million. This quarter, revenue contributed from television movies, video releases of television product and non-fiction programming totaled $3.8 million. In the prior year’s quarter, 19 hours of one-hour drama series were delivered for revenue of $8.4 million, international and other revenue on one-hour drama series was $1.9 million and revenue contributed from television movies and video releases of television product was $3.9 million. Domestic deliveries of one-hour drama series this quarter included Wildfire, Missing and The Dead Zone. Television movies included Three Wise Guys. Domestic deliveries in the prior year’s quarter included the one-hour drama series Second Verdict and Missing and television movies included Frankenstein.
      Studio facilities revenue of $1.7 million this quarter increased $0.6 million, or 54.6%, compared to $1.1 million in the prior year’s quarter due to increases in occupancy and rental rates.
      Direct operating expenses primarily include amortization of film and television production or acquisition costs, participation and residual expenses. Direct operating expenses of $110.7 million for the quarter were 47.9% of revenue, compared to direct operating expenses of $82.5 million, which were 43.3% of revenue in the prior year’s quarter. Direct operating expenses as a percentage of revenue for the motion pictures segment increased due to a provision for doubtful accounts recorded this quarter primarily for a video retail customer of $4.4 million and to a reversal of the provision for doubtful accounts in the prior year’s quarter. The reversal was primarily due to collection of accounts receivable during the three months ended December 31, 2004 that were previously provided for.
      Distribution and marketing expenses of $99.5 million increased $19.2 million, or 23.9%, compared to $80.3 million in the prior year’s quarter. Theatrical prints and advertising (“P&A”) this quarter of $45.6 million increased $15.5 million, or 51.5%, compared to $30.1 million in the prior year’s quarter. Theatrical P&A this quarter included significant expenditures on the release of titles such as Saw II, In The Mix and Waiting. Theatrical P&A in the prior year’s quarter included significant expenditures on the release of titles such as Saw and Beyond the Sea. In The Mix released theatrically during the quarter is not expected to be an ultimately profitable title. Video distribution and marketing costs on motion picture and television product this quarter of $48.3 million remain unchanged compared to $48.3 million in the prior year’s quarter. Video expenditure this quarter included significant expenditure on the release of titles such as Devil’s Rejects and Care Bears: Big Wish. Video expenditure in the prior year’s quarter included significant expenditure on titles such as Open Water, Care Bears: The King Funshine and Barbie as the Princess and the Pauper.
      General and administration expenses of $13.0 million this quarter decreased $2.6 million, or 16.7%, compared to $15.6 million in the prior year’s quarter. The decrease was primarily due to decreased stock-based compensation expense consisting of a decrease in stock appreciation rights expense of $5.8 million (this quarter included a recovery of SARs’ expense of $2.6 million and the prior year’s quarter included an expense of $3.2 million), offset by an increase in amortization of unearned compensation expense on restricted share units granted in the current year of $0.4 million. The prior year’s quarter included general and administration expenses for Christal of $0.4 million, a variable interest entity no longer consolidated effective April 2005 due to the sale of our interest in Christal. In the current quarter, $1.2 million of production overhead was capitalized compared to $0.6 million in the prior year’s quarter.
      Depreciation and amortization of $0.6 million this quarter decreased $0.2 million, or 25.0%, from $0.8 million in the prior year’s quarter.
      Interest expense of $4.9 million this quarter decreased $3.4 million, or 41.0%, from $8.3 million in the prior year’s quarter primarily due to a write-off of deferred financing costs in the prior quarter’s amortization and a decrease in interest and amortization of deferred financing fees on the credit facility, offset by an increase in interest and amortization of deferred financing fees on the subordinated notes. The credit facility had a nil balance during the three months ended December 31, 2005 resulting in a decrease in interest on the credit facility. During the three months ended December 31, 2004, deferred financing fees of $3.4 million on the term loan portion of the credit facility were written off to interest expense. The three months ended December 31, 2005 includes interest and amortization on the 4.875% Notes issued December 2003, the 2.9375% Notes issued October 2004 and the 3.625% Notes issued February 2005, whereas the three months ended December 31, 2004 includes interest and amortization on the 4.875% Notes and the 2.9375% Notes only.
      Interest rate swaps do not meet the criteria of effective hedges and therefore a fair valuation gain of $0.2 million was recorded this quarter compared to a fair valuation gain of $0.4 million recorded in the prior year’s quarter.
      This quarter included interest income of $1.0 million, compared to $0.1 million in the prior year’s quarter. Interest income this quarter was earned on the cash balance and available-for-sale investments held during the three months ended December 31, 2005.
      Equity interests of less than $0.1 million this quarter includes the equity interest in the loss of Maple Pictures consisting of 10% of the losses of Maple Pictures.
      Net income for the three months ended December 31, 2005 was $3.1 million, or basic income per common share of $0.03 on 103.9 million weighted average shares outstanding. This compares to net income for the three months ended December 31, 2004 of $3.4 million or basic income per common share of $0.03 on 98.1 million weighted average common shares outstanding. Diluted income per common share for the three months ended December 31, 2005 was $0.03 on 107.2 million weighted average shares outstanding. This compares to diluted income per common share for the three months ended December 31, 2004 of $0.03 on 105.0 million weighted average shares outstanding.

Nine Months Ended December 31, 2005 Compared to Nine Months Ended December 31, 2004
      Consolidated revenues for the nine months ended December 31, 2005 of $637.8 million increased $27.6 million, or 4.5%, compared to $610.2 million for the nine months ended December 31, 2004.
      Motion pictures revenue of $518.6 million this period decreased $18.4 million, or 3.4%, compared to $537.0 million in the prior year’s period. Theatrical revenue from motion pictures of $90.9 million this period decreased $22.4 million, or 19.8%, compared to $113.3 million in the prior year’s period. Significant theatrical releases this period included Saw II, Crash, Lord of War, The Devil’s Rejects and Waiting. Significant theatrical releases in the prior year’s period included Fahrenheit 9/11, Saw, The Punisher, Open Water, Godsend and The Cookout. Video revenue from motion pictures of $333.1 million this period increased $7.2 million, or 2.2%, compared to $325.9 million in the prior year’s period. Significant video releases this period included Diary of a Mad Black Woman, Crash, Devil’s Rejects, Alone in the Dark, Beyond the Sea, Barbie and the Magic of Pegasus and the Tyler Perry Plays. Significant video releases in the prior year’s period included The Punisher, Barbie in the Prince and the Pauper, Godsend, Dirty Dancing: Havana Nights, Open Water, The Cooler and Girl With A Pearl Earring. International revenue from motion pictures of $34.4 million this period decreased $32.7 million, or 48.7%, compared to $67.1 million in the prior year’s period. Significant international sales this period included Hotel Rwanda, Happy Endings, Dirty Dancing: Havana Nights, Saw, Devil’s Rejects and Saw II. Significant international sales in the prior year’s period included The Punisher, Godsend, The Prince and Me, Open Water and Final Cut. Television revenue from motion pictures of $54.8 million this period increased $27.9 million, or 103.7%, compared to $26.9 million in the prior year’s period. Significant television license fees this period included Saw, Diary of a Mad Black Woman, Open Water, The Cookout and The Punisher. Significant television license fees in the prior year’s period included Van Wilder: Party Liaison, House of the Dead and Cabin Fever.
      Television production revenue of $114.6 million this period increased by $44.9 million, or 64.4%, from $69.7 million in the prior year’s period. This period, 68 hours of one-hour drama series and 10 half-hours of half-hour drama series were delivered domestically contributing revenue of $91.6 million and international and other revenue on one-hour and half-hour drama series was $14.7 million. This period, revenue contributed from television movies, video releases of television and non-fiction programming totaled $8.3 million. In the prior year’s period, 46 hours of one-hour drama series were delivered for revenue of $38.8 million, international and other revenue on one-hour drama series was $15.0 million and revenue contributed from television movies, video releases of television product and non-fiction programming was $15.9 million. Domestic deliveries of one-hour drama series this period included The Cut, Wildfire, Missing and The Dead Zone and of half-hour drama series included Weeds. Television movies included Three Wise Guys. Domestic deliveries of one-hour drama series in the prior year’s period included The Dead Zone, Second Verdict, Missing and 5 Days to Midnight. Television movies in the prior year’s period included Frankenstein, Baby for Sale, Infidelity and A Mother’s Gift.
      Studio facilities revenue of $4.7 million this period increased $1.2 million, or 34.3%, compared to $3.5 million in the prior year’s period due primarily to increases in occupancy and rental rates period over period.
      Direct operating expenses primarily include amortization of film and television production or acquisition costs, participation and residual expenses. Direct operating expenses of $320.0 million for the period were 50.2% of revenue, compared to direct operating expenses of $258.6 million, which were 42.4% of revenue in the prior year’s period. Direct operating expenses as a percentage of revenue for the motion pictures and television segment increased period over period due to lower margins on the mix of titles released during the period. The television segment in particular generated significant revenues during the period associated with higher direct operating expenses as a percentage of revenue. Direct operating expenses as a percentage of revenue for the motion pictures segment also increased due to a provision for doubtful accounts recorded this period, primarily for a video retail customer of $4.4 million and to a reversal of the provision for doubtful accounts in the prior year’s period. The reversal was primarily due to collection of accounts receivable during the nine months ended December 31, 2004 that were previously provided for.
      Distribution and marketing expenses of $290.7 million increased $8.2 million, or 2.9%, compared to $282.5 million in the prior year’s period. Theatrical P&A this period of $146.1 million increased $10.7 million, or 7.9%, compared to $135.4 million in the prior year’s period. Theatrical P&A this period included significant expenditure on the release of titles such as Saw II, Crash, Lord of War, In the Mix, The Devil’s Rejects, High Tension, Rize, Undiscovered and Waiting. In The Mix, High Tension, Undiscovered, Rize and Happy Endings released theatrically during the period are not expected to be ultimately profitable titles. Theatrical P&A in the prior year’s period included significant expenditures on the release of titles such as Open Water, Saw, Godsend, The Punisher, Fahrenheit 9/11 and The Cookout. Video distribution and marketing costs on motion picture and television product this period of $134.0 million decreased $6.4 million, or 4.6%, compared to $140.4 million in the prior year’s period. Video distribution and marketing costs this period included significant expenditure on the release of titles such as Diary of a Mad Black Woman, Crash, Devil’s Rejects, Barbie and the Magic of Pegasus, Alone in the Dark, Beyond the Sea and the Tyler Perry Plays. Video distribution and marketing costs in the prior year’s period included significant expenditure on the release of titles such as The Punisher, Barbie in the Prince and the Pauper, Dirty Dancing: Havana Nights, Godsend, Care Bears: The King Funshine, The Cooler and Girl With A Pearl Earring.
      General and administration expenses of $45.4 million this period decreased $4.1 million, or 8.3%, compared to $49.5 million in the prior year’s period primarily due to a decrease in stock-based compensation expense, offset by an increase in professional fees. The decrease in stock-based compensation expense consists of a decrease in share appreciation rights expense of $11.1 million (this period included a recovery of SARs’ expense of $4.1 million and the prior year’s period included an expense of $7.0 million), offset by an increase in amortization of unearned compensation expense on restricted share units granted during the current year period of $1.1 million. Professional fees increased primarily due to fees associated with the documentation, assessment and testing of our internal controls as required by Section 404 of the Sarbanes Oxley Act and due to the fees associated with our fiscal year end audit services. The prior year’s period included general and administration expenses for Christal of $1.7 million, a variable interest entity no longer consolidated effective April 2005 due to the sale of our interest in Christal. In the current period, $3.5 million of production overhead was capitalized compared to $1.9 million in the prior year’s period.
      Depreciation of $2.0 million this period decreased $0.2 million, or 9.1%, compared to $2.2 million in the prior year’s period.
      Interest expense of $14.7 million this period decreased $4.7 million, or 24.2%, compared to $19.4 million in the prior year’s period primarily due to a write-off of deferred financing costs in the prior year’s amortization and a decrease in interest and amortization of deferred financing fees on the credit facility, offset by an increase in interest and amortization of deferred financing fees on the subordinated notes. The credit facility had a nil balance during the nine months ended December 31, 2005 resulting in a decrease in interest on the credit facility. During the three months ended December 31, 2004, deferred financing fees of $3.4 million on the term loan portion of the credit facility were written off to interest expense. The nine months ended December 31, 2005 includes interest and amortization on the 4.875% Notes issued December 2003, the 2.9375% Notes issued October 2004 and the 3.625% Notes issued February 2005, whereas the nine months ended December 31, 2004 includes interest and amortization on the 4.875% Notes and the 2.9375% Notes only. Interest expense in the prior year’s period was partially offset by interest capitalized to production costs of $0.7 million in the prior year’s period.
      Interest rate swaps do not meet the criteria of effective hedges and therefore a fair valuation gain of $0.1 million was recorded this period and a fair valuation gain of $2.4 million was recorded in the prior year’s period.
      This period included interest income of $3.0 million, compared to $0.1 million in the prior year’s period. Interest income this period was earned on the cash balance and available-for-sale investments held during the nine months ended December 31, 2005.
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

      Net loss for the nine months ended December 31, 2005 was $32.8 million, or basic loss per common share of $0.32 on 102.7 million weighted average shares outstanding. This compares to net income for the nine months ended December 31, 2004 of $0.2 million or basic income per common share of $0.00 on 96.4 million weighted average common shares outstanding. Diluted income per common share for the nine months ended December 31, 2004 was $0.00 on 102.9 million weighted average common shares outstanding.
EBITDA
      EBITDA, defined as earnings before interest expense, interest rate swaps mark-to-market, interest income, income tax provision, depreciation and minority interests of $7.8 million for the three months ended December 31, 2005 decreased $4.3 million, or 35.5%, compared to EBITDA of $12.1 million for the three months ended December 31, 2004. EBITDA of negative $18.4 million for the nine months ended December 31, 2005 decreased $38.6 million compared to EBITDA of $20.2 million for the nine months ended December 31, 2004.
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
      The following table reconciles EBITDA to net income (loss):

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,
	2005	2004	2005	2004

	(Amounts in thousands)
EBITDA, as defined	$7,796	$12,092	$(18,351)	$20,173
Depreciation	(631)	(835)	(1,976)	(2,224)
Interest expense	(4,929)	(8,275)	(14,718)	(19,388)
Interest rate swaps mark-to-market	218	419	119	2,408
Interest income	1,046	74	2,962	111
Minority interests	—	19	—	(2)
Income tax provision	(358)	(141)	(819)	(857)

Net income (loss)	$3,142	$3,353	$(32,783)	$221

      Refer to note 15 of the unaudited condensed consolidated financial statements for reconciliation of net income (loss) reported under U.S. GAAP to net income (loss) reported under Canadian GAAP.
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
      In October 2004, Lions Gate Entertainment Inc. sold the 2.9375% Notes that mature on October 15, 2024. We received $146.0 million of net proceeds after paying placement agents’ fees. Offering expenses were $0.7 million. The 2.9375% Notes are convertible at the option of the holder, at any time prior to maturity, upon satisfaction of certain conversion contingencies, into common shares of the Company at a conversion rate of 86.9565 shares per $1,000 principal amount of the 2.9375% Notes, which is equal to a conversion price of approximately $11.50 per share, subject to adjustment upon certain events. From October 15, 2009 to October 14, 2010, Lions Gate Entertainment Inc. may redeem the 2.9375% Notes at 100.839%; from October 15, 2010 to October 14, 2011, Lions Gate Entertainment Inc. may redeem the 2.9375% Notes at 100.420%; and thereafter at 100%.
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
      Credit Facility. The Company entered into a $350 million credit facility in December 2003 consisting of a $200 million U.S. dollar-denominated revolving credit facility, a $15 million Canadian dollar-denominated revolving credit facility and a $135 million U.S. dollar-denominated term-loan. By December 31, 2004, the Company had repaid the term loan in full, thereby reducing the credit facility to $215 million. Effective March 31, 2005, the credit facility was amended to eliminate the $15 million Canadian dollar-denominated revolving credit facility and increase the U.S. dollar-denominated revolving credit facility by the same amount. Effective October 17, 2005, the credit facility was amended in connection with the acquisition of Redbus, to provide a portion of the credit facility available for borrowing by Redbus in either U.S. dollars or British pounds sterling. At December 31, 2005, the Company had no borrowings (March 31, 2005 — nil) under the credit facility. The credit facility expires December 31, 2008 and bears interest at 2.75% over the Adjusted LIBOR or 1.75% over the U.S. prime rates. The availability of funds under the credit facility is limited by the borrowing base, which is calculated on a monthly basis. Amounts available under the credit facility are also limited by outstanding letters of credit which amounted to $7.2 million at December 31, 2005. The borrowing base assets at December 31, 2005 totaled $411.3 million (March 31, 2005 — $405.1 million) and therefore $207.8 million is available under the credit facility at December 31, 2005. The Company is required to pay a monthly commitment fee of 0.50% per annum on the total credit facility of $215 million less the amount drawn. Right, title and interest in and to all personal property of Lions Gate Entertainment Corp. and Lions Gate Entertainment Inc. is being pledged as security for the credit facility. The credit facility is senior to the Company’s film obligations, subordinated notes and mortgages payable. The credit facility restricts the Company from paying cash dividends on its common shares. The Company entered into a $100 million interest rate swap at an interest rate of 3.08%, commencing January 2003 and ended September 30, 2005. The swap was in effect as long as three month LIBOR was less than 5.0%. The value of the interest rate swap at the maturity date of December 31, 2005 is nil (March 31, 2005 — $0.1 million). Changes in the fair value representing a fair valuation loss on the interest rate swap during the nine months ended December 31, 2005 are $0.1 million (2004 — gain of $2.2 million) and are included in the unaudited condensed consolidated statements of operations.
      Filmed Entertainment Backlog. Backlog represents the amount of future revenue not yet recorded from executed contracts for the licensing of films and television product for television exhibition and in international markets. Backlog at December 31, 2005 and March 31, 2005 is $147.6 million and $100.3 million, respectively. The increase in backlog is primarily due to contracts entered into on titles such as Crash, Saw II, In the Mix, Skinwalkers, Waiting, Wildfire and Lord of War during the nine months ended December 31, 2005.
      Cash Flows Provided by Operating Activities. Cash flows provided by operating activities in the nine months ended December 31, 2005 were $58.9 million compared to cash flows provided by operating activities in the nine months ended December 31, 2004 of $83.1 million. The decrease in cash flows provided by operating activities primarily resulted from an increase in net loss this period and an increase in investment in films and television programs expenditure, offset by an increase in accounts payable and accrued liabilities in the current period.
      Cash Flows Used in Investing Activities. Cash flows used in investing activities of $112.6 million for the nine months ended December 31, 2005 included the acquisition of a net $84.4 million of investments available-for-sale, $27.1 million for our acquisition of Redbus, net of cash acquired, cash received from the sale of our investment in Christal Distribution of $2.9 million, less $4.1 million for purchases of property and equipment. Cash flows used in investing activities of $0.8 million in the nine months ended December 31, 2004 included $2.0 million for purchases of property and equipment less $1.2 million received on the disposition of the assets and liabilities of Termite Art, as division of the television segment.
      Cash Flows Used in Financing Activities. Cash flows used in financing activities of $7.0 million in the nine months ended December 31, 2005 were primarily for repayment of a promissory note and mortgages payable. Cash flows used in financing activities of $86.5 million in the nine months ended December 31, 2004 were primarily due to the repayment of bank loans, offset by proceeds from the sale of the 2.9375% Notes and proceeds from the issuance of common shares for the exercise of stock options and warrants.
      Anticipated Cash Requirements. The nature of our business is such that significant initial expenditures are required to produce, acquire, distribute and market films and television programs, while revenues from these films and television programs are earned over an extended period of time after their completion or acquisition. We believe that cash flow from operations, cash on hand, investments available-for-sale, credit facility availability, tax shelter and production financing available will be adequate to meet known operational cash requirements for the foreseeable future, including the funding of future film and television production, film rights acquisitions and theatrical and video release schedules. We monitor our cash flow liquidity, availability, fixed charge coverage, capital base, film spending and leverage ratios with the long-term goal of maintaining our creditworthiness.
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
      Future annual repayments on debt and other financing obligations, initially incurred for a term of more than one year, as of December 31, 2005 are as follows:

	Year Ended March 31,

	2006	2007	2008	2009	2010	Thereafter	Total

	(Amounts in thousands)
Bank loans	$—	$—	$—	$—	$—	$—	$—
Film obligations — Minimum guarantees initially incurred for a term of more than one year	202	3,444	12,437	—	—	—	16,083
Film obligations — Film productions	5,923	12,632	—	4,080	—	14,988	37,623
Subordinated notes	—	—	—	—	—	385,000	385,000
Mortgages payable	275	1,153	2,101	13,240	—	—	16,769

	$6,400	$17,229	$14,538	$17,320	$—	$399,988	$455,475

      Principal debt and other financing obligation repayments due during the three months ending March 31, 2006 of $6.4 million consists primarily of $5.9 million owed to film production entities on delivery of titles. Principal repayments due are expected to be paid through cash generated from operations or from the available borrowing capacity from our revolving credit facility.
      Future commitments under contractual obligations by expected maturity date as of December 31, 2005 are as follows:

	Year Ended March 31,

	2006	2007	2008	2009	2010	Thereafter	Total

	(Amounts in thousands)
Operating leases	$813	$2,279	$2,203	$454	$42	$—	$5,791
Employment and consulting contracts	4,739	12,613	5,758	914	—	—	24,024
Purchase obligations	19,077	29,962	14,314	3,000	2,900	900	70,153
Distribution and marketing commitments	3,108	35,625	—	—	—	—	38,733

	$27,737	$80,479	$22,275	$4,368	$2,942	$900	$138,701

      Purchase obligations relate to the purchase of film rights for future delivery, future film production and development obligations. Amounts due during the three months ending March 31, 2006 of $27.7 million are expected to be paid through cash generated from operations or from the available borrowing capacity from our revolving credit facility.

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
      Currency Rate Risk. We incur certain operating and production costs in foreign currencies and are subject to market risks resulting from fluctuations in foreign currency exchange rates. Our principal currency exposure is between Canadian and U.S. dollars. The Company enters into forward foreign exchange contracts to hedge foreign currency exposures on future production expenses denominated in Canadian dollars. As of December 31, 2005, we had outstanding contracts to sell US$9.0 million in exchange for CDN$10.5 million over a period of five weeks at a weighted average exchange rate of CDN$1.1663. Net changes in the fair value representing an unrealized fair value loss on foreign exchange contracts outstanding during the three and nine months ended December 31, 2005 amounted to $0.3 million and $0.3 million, respectively, and are included in accumulated other comprehensive income (loss), a separate component of shareholders’ equity. During the three and nine months ended December 31, 2005, we completed foreign exchange contracts denominated in Canadian dollars. The net gains resulting from the completed contracts were $0.3 million and $1.0 million for the three months and nine months ended December 31, 2005, respectively. These contracts are entered into with a major financial institution as counterparty. We are exposed to credit loss in the event of nonperformance by the counterparty, which is limited to the cost of replacing the contracts, at current market rates. We do not require collateral or other security to support these contracts.
      Interest Rate Risk. Our principal risk with respect to our debt and other financing obligations is interest rate risk, to the extent not mitigated by interest rate swaps. We currently have minimal exposure to cash flow risk due to changes in market interest rates related to our outstanding debt and other financing obligations.

Our credit facility has a nil balance at December 31, 2005. Other financing obligations subject to variable interest rates include $37.6 million owed to film production entities on delivery of titles.
      The Company entered into a $100 million interest rate swap at an interest rate of 3.08%, commencing January 2003 and ended September 30, 2005. The swap was in effect as long as three month LIBOR was less than 5.0%. The value of the interest rate swap at the maturity date of September 30, 2005 was nil (March 31, 2005 — negative $0.1 million). Changes in the fair value representing a fair valuation loss on the interest rate swap during the nine months ended December 31, 2005 are $0.1 million (2004 — gain of $2.2 million) and are included in the unaudited condensed consolidated statements of operations.
      A subsidiary of the Company entered into a CDN$20 million interest rate swap at a fixed interest rate of 5.62%, commencing September 2003 and ending September 2008. The subsidiary entered into the interest rate swap as a condition of its loan which states the interest rates under the facility are to be fixed either by way of a fixed rate term loan or by way of an interest rate swap. During the three and nine months ended December 31, 2005, the subsidiary recorded interest expense of $0.3 million and $0.8 million, respectively (2004 — $0.2 million and $0.7 million), including amounts incurred under the interest rate swap, that approximates the amount they would have paid if they had entered into a fixed rate loan agreement. Fair value of the interest rate swap at December 31, 2005 is negative $0.1 million (March 31, 2005 — negative $0.3 million). Change in the fair value representing a fair valuation gain on the interest rate swap for the nine months ended December 31, 2005 is $0.2 million (2004 — gain of $0.2 million) and is included in the unaudited condensed consolidated statements of operations. This contract is entered into with a major financial institution as counterparty. The subsidiary is exposed to credit loss in the event of nonperformance by the counterparty, which is limited to the cost of replacing the contract, at current market rates.
      The table below presents repayments and related weighted average interest rates for our interest-bearing debt and other obligations as of December 31, 2005.

	Year Ended March 31,

	2006	2007	2008	2009	2010	Thereafter	Total

	(Amounts in thousands)
Film obligations — Film productions:
Variable(1)	$5,923	$12,632	$—	$4,080	$—	$14,988	$37,623
Subordinated notes:
Fixed(2)	—	—	—	—	—	60,000	60,000
Fixed(3)	—	—	—	—	—	150,000	150,000
Fixed(4)	—	—	—	—	—	175,000	175,000
Mortgages payable:
Fixed(5)	275	1,153	2,101	13,240	—	—	16,769

	$6,198	$13,785	$2,101	$17,320	$—	$399,988	$439,392

(1)	Amounts owed to film production entities on delivery of titles. The film production entities incurred average variable interest rates at December 31, 2005 of U.S. prime minus 4.0%.

(2)	4.875% Notes with fixed interest rate equal to 4.875%.

(3)	2.9375% Notes with fixed interest rate equal to 2.9375%.

(4)	3.625% Notes with fixed interest rate equal to 3.625%.

(5)	Mortgages payable on the studio facility. Fixed interest rate equal to 5.62% to 7.51%.
Item 4.     Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
      As previously disclosed in our Annual Report on Form 10-K for 2005, our Quarterly Reports on Form 10-Q for the quarters ended June 30, 2005 and September 30, 2005, management had identified material weaknesses in internal controls over financial reporting as a result of its annual assessment of its internal controls over financial reporting for the year ended March 31, 2005 related to the following areas:

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
      The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. As of December 31, 2005, the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures were not effective. Although we believe we have substantially addressed the previously identified material weaknesses through execution of our action plan to remediate these material weaknesses, we will not be able to demonstrate that these material weaknesses have been fully remediated or that our controls are operating effectively until we and our independent registered public accounting firm conduct the required testing and assessment of our internal controls over financial reporting in connection with our March 31, 2006 annual assessment date.
Changes in Internal Control over Financial Reporting
      The Company has implemented an action plan to remediate the material weaknesses described above. We will not complete our full assessment and testing until fiscal year end, and accordingly, can not provide any assurance as to the complete remediation of these issues. However, we believe that the actions taken as disclosed in our 2005 Annual Report on Form 10-K, our quarterly report on Form 10-Q for the first and second quarters and below, have improved our internal controls. We have made the following additional enhancements to our internal controls:

•	The personnel hired in the previous quarters continue to have a positive effect on our internal controls as they become more experienced with our systems, processes and procedures and have provided additional account analysis, implemented additional control procedures and provided additional review of analysis performed by others. In addition, the additional personnel have allowed for greater allocation of duties within our financial statement close process to specific personnel and provided an opportunity for senior financial executives to monitor and manage the process more effectively.

•	The additional personnel in our participations royalty department have helped to improve the timeliness of preparation of our participation statements which assists our accounting department in determining necessary accruals earlier and allowing more time for review procedures.

•	We implemented additional control procedures performed as part of our participations accounting including a procedure to accelerate the analysis of our participations liabilities as compared to our participation statements and payments. We continue to work on a system development project intended to improve and simplify the reconciliation of the data to the general ledger.

•	Our new investment in film controller, hired in the prior quarter, has positively impacted the controls over the calculations of the film amortization by providing additional review and analysis of the calculations. In addition, we implemented a more extensive review process that included at least two individuals performing review procedures and holding meetings to review the analysis.

•	We have continued to work closely with our outsourced home entertainment distribution service provider to obtain more visibility and allow for more analysis of the information provided.

•	We reorganized the duties within the accounts receivable group in connection with filling certain open positions to better address the needs of the department, enhance communications and allow for more specific focus on billing and collections, revenue recognition and cash application.

•	We added a senior analyst in our financial planning and analysis group to allow for additional analysis of preliminary results and actual versus budget comparisons by the overall financial planning and analysis group as well as allowing for more financial modeling for business decisions.

•	We added a vice president of taxation, replacing our former director of tax, who brings additional experience and can provide additional oversight and management to our corporate tax group.

•	We added a vice president of internal audit to coordinate and oversee our internal audit group which performs internal audits of our internal controls and procedures.
      We will continue to evaluate and align the accounting workload with existing and new personnel as determined necessary. Management intends to further implement its action plan to remediate material weaknesses identified at the end of fiscal 2005 described above and improve our processes and control procedures.
      No other changes to internal control over financial reporting have come to our management’s attention during the three months ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II

Item 1.	Legal Proceedings.
      None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
      None

Item 3.	Defaults Upon Senior Securities.
      None

Item 4.	Submission of Matters to a Vote of Security Holders.
      None

Item 5.	Other Information.
      None

Item 6.	Exhibits.
      Exhibits filed for Lions Gate through the filing of this Form 10-Q.

Exhibit
Number	Description of Documents

10.1	Partnership Interest Purchase Agreement, dated December 22, 2005, by and among Lions Gate Entertainment Corp., Lions Gate Films Corp., Bosa Development Corp., and 0742102 B.C. LTD.
10.2	Amendment to Partnership Interest Purchase Agreement Amendment and Removal of Conditions Precedent, January 23, 2006, by and among Lions Gate Entertainment Corp., Lions Gate Films Corp., Bosa Development Corp., and 0742102 B.C. LTD.
31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIONS GATE ENTERTAINMENT CORP.

By:	/s/ James Keegan

Name: James Keegan

Title:	Chief Financial Officer
Date: February 9, 2006