Form 10-K
period 2006-03-31
LIONS GATE ENTERTAINMENT CORP /CN/
filed 2006-06-14
CIK 929351

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File No. 1-14880
LIONS GATE ENTERTAINMENT CORP.
(Exact Name of Registrant as Specified in Its Charter)

British Columbia, Canada	N/A
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1055 West Hastings Street, Suite 2200 Vancouver, British Columbia V6E 2E9 (604) 721-0719	2700 Colorado Avenue, Suite 200 Santa Monica, California 90404 (310) 449-9200
(Address of Principal Executive Offices, Zip Code)
Registrant’s telephone number, including area code:
(604) 721-0719
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Shares, without par value	Toronto Stock Exchange New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☑         No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act.    Yes ☐         No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑         No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
     Large accelerated filer ☑         Accelerated filer ☐         Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.    Yes ☐         No ☑
     The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 30, 2005 (the last business day of the Company’s most recently completed second fiscal quarter) was approximately $986,283,703, based on the closing sale price as reported on the New York Stock Exchange.
     As of June 1, 2006, 104,531,510 shares of the registrant’s no par value common shares were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A and relating to its 2006 annual meeting of shareholders are incorporated by reference into Part III.

		Page

PART I
Item 1.	Business	3
Item 1A.	Risk Factors	13
Item 1B.	Unresolved Staff Comments	23
Item 2.	Properties	23
Item 3.	Legal Proceedings	23
Item 4.	Submission of Matters to a Vote of Security Holders	23

PART II
Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities	23
Item 6.	Selected Consolidated Financial Data	26
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	42
Item 8.	Financial Statements and Supplementary Data	43
Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure	44
Item 9A.	Controls and Procedures	44
Item 9B.	Other Information	46

PART III
Item 10.	Directors and Executive Officers of the Registrant	47
Item 11.	Executive Compensation	47
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters	47
Item 13.	Certain Relationships and Related Transactions	47
Item 14.	Principal Accountant Fees and Services	47

PART IV
Item 15.	Exhibits and Financial Statement Schedules	47
Exhibit 3.2
Exhibit 10.7
Exhibit 10.11
Exhibit 10.12
Exhibit 10.13
Exhibit 10.28
Exhibit 10.29
Exhibit 10.30
Exhibit 10.31
Exhibit 10.32
Exhibit 10.33
Exhibit 21.1
Exhibit 23.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
FORWARD-LOOKING STATEMENTS
      All statements, other than statements of historical fact, contained within this report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases you can identify forward-looking statements by terms such as “may,” “intend,” “will,” “could,” “would,” “expect,” “believe,” “estimate,” “expect” or the negative of these terms, and similar expressions intended to identify forward-looking statements.
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
Overview
      Lions Gate Entertainment Corp. (“Lionsgate,” the “Company,” “we,” “us” or “our”) is a diversified independent producer and distributor of motion pictures, television programming, home entertainment, family entertainment, video-on-demand and music content. We release approximately 15 to 18 motion pictures theatrically per year. Our theatrical releases include films we produce in-house and films we acquire from third parties. We also have produced approximately 97 hours of television programming on average each of the last three years. Our disciplined approach to production, acquisition and distribution is designed to maximize our profit by balancing our financial risks against the probability of commercial success of each project. We currently distribute our library of approximately 3,000 motion picture titles and 2,500 television episodes and programs directly to retailers, video rental stores, and pay and free television channels in the US, UK and Ireland, and indirectly to other international markets through third parties. We own a minority interest in CinemaNow, Inc. (“CinemaNow”), an internet video-on-demand provider. We also own a minority interest in Maple Pictures Corp. (“Maple Pictures”), a Canadian film and television distributor based in Toronto, Canada. We have an output arrangement with Maple Pictures through which we distribute our library and titles in Canada. During fiscal 2006, we purchased an aggregate of 4,033,996 shares of Image Entertainment, Inc. (“Image”), representing 18.94% of Image’s outstanding common shares as of March 31, 2006. Image is a home video and television distribution company specializing in digital media distribution of television programs, public domain and copyrighted feature films and music concerts.
      A key element of our strategy is to acquire individual properties, including films and television programs, libraries, and entertainment studios and companies, to enhance our competitive position and generate significant financial returns. During previous periods, we acquired and integrated into our business Artisan Entertainment Inc. (December 2003), a diversified motion picture, family and home entertainment company, and Trimark Holdings, Inc. (October 2000), a worldwide distributor of entertainment content that distributed directly in the US and through third parties to the rest of the world. During fiscal 2006 (on August 17, 2005), we acquired certain of the film assets and accounts receivable of Modern Entertainment, Ltd. (“Modern”), a licensor of film rights to DVD distributors, broadcasters and cable networks. In addition, on October 17, 2005, we acquired all outstanding shares of Redbus, an independent United Kingdom film distributor. We now have the ability to self-distribute our motion pictures in the UK and Ireland. As part of the Redbus transaction, we also acquired the Redbus library of approximately 130 films.
      The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on the Company’s website at http://www.lionsgate.com. The Company’s Corporate Governance Guidelines, Standards for Director Independence, Code of Business Conduct and Ethics for Directors, Officers and Employees, Code of Ethics for Senior Financial Officers, Charter of Audit Committee, Charter of Compensation Committee and Charter of the Nominating and Corporate Governance Committee are also available on the Company’s website, as well as in print to any stockholder who requests them.
      Our revenues are derived from the following business segments: Motion Pictures (which includes Theatrical, Home Entertainment, Television and International Distribution); Television; and Studio Facilities (which the company sold on March 15, 2006). (See note 18 of our accompanying consolidated financial statements.) Our revenues are derived from the United States, Canada and other foreign countries, none of which individually comprised greater than 10% of total revenue. (See note 18 of our accompanying consolidated financial statements.)

Our Industry

Motion Pictures
      General. According to the Motion Picture Association’s U.S. Theatrical Market: 2005 Statistics, overall domestic box office revenue was approximately $9.0 billion in 2005. Although it fluctuates from year to year (including a moderate decline from 2004 to 2005), the domestic motion picture exhibition industry has grown in revenues and attendance over the past ten years, with box office receipts up 63.7% and admissions up 11.1% from 1995 to 2005. However, revenues and attendance numbers have remained fairly flat from 2002 to 2005.
      Competition. Major studios have historically dominated the motion picture industry. The term major studios is generally regarded in the entertainment industry to mean: Universal Pictures (“Universal”); Warner Bros.; Twentieth Century Fox; Sony Pictures Entertainment (“Sony”); Paramount Pictures; and The Walt Disney Company (“Disney”). Competitors less diversified than the major studios include Dreamworks SKG, Newmarket Films, Motion Picture Distribution LP and IFC Entertainment.
      Despite the limited resources generally available to independent studios, independent films have gained wider market approval and increased share of overall box office receipts in recent years. Past successful independent films such as My Big Fat Greek Wedding, Bend It Like Beckham, Saw II and Crash highlight moviegoers’ willingness to support high quality motion pictures despite limited pre-marketing and production budgets.
      Product Life Cycle. Successful motion pictures may continue to play in theaters for more than three months following their initial release. Concurrent with their release in the United States, motion pictures are generally released in Canada and may also be released in one or more other foreign markets. After the initial theatrical release, distributors seek to maximize revenues by releasing movies in sequential release date windows, which are generally exclusive against other non-theatrical distribution channels:
Typical Film Release Windows*

	Months After		Approximate
Release Period	Initial Release		Release Period

Theatrical	—		0-3 months
Home video/ DVD (1st cycle)	3-6 months		1-3 months
Pay-per-transaction (pay per-view and video-on-demand)	4-8 months		3-4 months
Pay television	9-12 months	**	18 months
Network or basic cable	21-28 months		18-60 months
Syndication	48-70 months		12-36 months
Licensing and merchandising	Concurrent		Ongoing
All international releasing	Concurrent		Ongoing

*	These patterns may not be applicable to every film, and may change with the emergence of new technologies.

**	First pay television window.
Home Video
      Growth in the home video sector has been driven by increased DVD penetration. According to estimates from the DVD Entertainment Group (“DEG”), a non-profit trade consortium, DVD unit sales increased 10% and rentals increased 14% in 2005 from 2004 levels. Of the $24.3 billion in overall home video industry revenues during 2005, about $16.3 billion came from DVD sales. According to the Motion Picture Association’s US Entertainment Industry: 2005 MPA Market Statistics, DVD players were in 84.0 million U.S. households in 2005, a 76.2% penetration of the television households (up from 59.7% in 2004 and 43.1% in 2003). Declining prices of DVD players, enhanced video and audio quality and special features such as inclusion of previously-deleted scenes, film commentaries and “behind the scenes” footage have all helped increase the popularity of the DVD format, sparking increased home video rentals and sales in recent years.
Television Programming
      Continued growth in the cable and satellite television markets has driven increased demand for nearly all genres of television programming. According to Veronis Suhler Stevenson’s (“VSS”) 2005 Communications Industry Forecast & Report, total spending on cable and satellite television subscriptions, advertising and license fees was expected to increase 8.7% to $101.54 billion in 2005, driven by growth in license fees and advertising rates. Total spending on cable and satellite television is expected to reach a combined $134.22 billion in 2009, rising at a compound annual rate of 7.5% from 2005-2008, according to VSS. Increased capacity for channels on upgraded digital cable systems and satellite television has led to the launch of new networks seeking programming to compete with traditional broadcast networks as well as other existing networks.
The Company

Recent Developments
      Image. As described above, we own 18.94% of Image’s outstanding common shares as of March 31, 2006. In October 2005, we proposed to purchase 100% of Image’s outstanding common shares for $4.00 per common share in cash. This proposal was rejected by a special committee of Image’s board of directors. In connection with our consideration of strategic alternatives with respect to Image and to clarify Image’s corporate bylaws, we sought declaratory relief in the Delaware Court of Chancery. On June 5, 2006, the Court held that Image’s board of directors will not become classified until its 2006 annual meeting of stockholders, all of Image’s board of directors are up for election at the 2006 annual meeting of stockholders, and the board of directors does not have authority to amend Image’s bylaws, nor to amend Image’s certificate of incorporation without a stockholder vote. Subsequently, we selected a new slate for the Image board of directors and, on June 6, 2006, we submitted notice to Image of our intent to nominate this slate at Image’s 2006 annual meeting of stockholders.

Production
      Motion Pictures. Historically, we have primarily produced English-language motion pictures with production budgets of $35 million or less. Most of our productions have budgets of $20 million or less. Films intended for theatrical release are generally budgeted between $5 million and $35 million, and films intended for release directly to video or cable television are generally budgeted between $1 million and $5 million. We take a disciplined approach to film production with the goal of producing content that we can distribute to theatrical and ancillary markets, which include home video and pay and free television, both domestically and internationally. In fiscal 2006, we produced, participated in the production of or completed or substantially completed principal photography on the following six motion pictures:

•	Bug — Based on the play, Oscar® winner Billy Wilder directs Ashley Judd in this disturbing drama that investigates paranoia.

•	Crank — After finding out that he has been poisoned and has only 24 hours to live, a professional hit man, played by Jason Stathem (Transporter), races around Los Angeles in search of his killer and in pursuit of the antidote.

•	Employee of the Month — Jessica Simpson, Dane Cook and Dax Shepherd star in this raucous comedy set in a superstore where rumor has it that the beautiful cashier will only date the “employee of the month.”

•	Madea’s Family Reunion — Tyler Perry’s successful play continues the story of Madea in the follow-up to the urban hit Diary of a Mad Black Woman. (Released February 2006.)

•	Saw II — In this sequel to the highly successful Saw, a new group of characters are forced to participate in the twisted game. (Released October 2005.)

•	Leonard Cohen I’m Your Man — A documentary on the legendary singer-songwriter, with performances by those musicians he has influenced.

The following motion pictures are currently in or slated for production in fiscal 2007:

•	P.D.R. — Bernie Mac and Academy Award® nominee Terrance Howard star in the inspirational story of Jim Ellis, who in the early 1970s overcame racism to create a world-class swim team out of a group of inner city youths.

•	Rogue — This contemporary action picture stars Jet Li and Jason Stathem, who start as adversaries and then team up to destroy two rival gangs.

•	Saw 3 — The third installment of the successful Saw franchise. The game continues.

•	Daddy’s Little Girl — Tyler Perry’s next movie is a romantic comedy starring Gabrielle Union as a lawyer who cannot find love until she realizes it is right in front of her — the new limo driver.

•	Delta Farce — The rednecks join the army in this star vehicle for “Larry the Cable Guy.”

•	Ivy League — In this Animal House style comedy, a computer glitch admits 12 of the worst students in the country into an Ivy League school.

•	Kidnapped — When three siblings are kidnapped, they turn the tables on the kidnappers to collect the ransom for themselves.

•	Stir of Echoes 2 — The sequel to the successful thriller brings the ghost story to a woman returning from the war in Iraq.

•	Punisher 2 — The sequel to The Punisher brings Frank Castle face to face with a lethal mobster.

•	The U.S. vs. John Lennon — A documentary on the life of John Lennon, with a focus on the time in his life when he transformed from a musician into an antiwar activist.
      Our production team has developed a track record for producing reasonably budgeted films with commercial potential. Our production division reviews hundreds of scripts, looking for material that will attract top talent. We then actively develop such scripts, working with the major talent agencies and producers to recruit talent that appeals to the film’s target audience. We believe the commercial and/or critical success of our films should enhance our reputation and continue to give us access to top talent, scripts and projects. We also develop films in other niche markets, as evidenced by the successes of our urban films, such as Madea’s Family Reunion.
      The decision whether to “greenlight” (or proceed with production of) a film is a diligent process that involves numerous key executives of the Company. Generally, the production division presents projects to a committee comprised of the heads of our production, theatrical distribution, home entertainment, international distribution, legal and finance departments. In this process, scripts are discussed for both artistic merit and commercial viability. The committee considers the entire package, including the script, the talent that may be attached or pursued and the production division’s initial budget. They also discuss talent and story elements that could make the project more successful. Next, the heads of domestic and international distribution prepare estimates of projected revenues and the costs of marketing and distributing the film. Our finance and legal professionals review the projections and financing options, and the committee decides whether the picture is worth pursuing by balancing the risk of a production against its potential for financial success or failure. We typically seek to mitigate the financial risk associated with film production by negotiating co-production agreements, pre-selling international distribution rights on a selective basis and capitalizing on government subsidies and tax credits, where possible. We often attempt to minimize our production exposure by structuring deals with talent that provide for them to participate in the financial success of the motion picture in exchange for reducing up-front payments. In addition, we use certain Canadian tax credits, German tax structures, United Kingdom subsidy programs, U.S. domestic tax incentives and other structures that may help reduce our financial risk.
      Television. During fiscal 2006, we delivered approximately 93 hours of television programming, which included one-hour and half-hour dramas, movies-of-the-week, mini-series, animated series and reality and non-fiction programming. To date, we remain a leading non-network affiliated independent producer of television product in the U.S. In fiscal 2007, we intend to have six series on the air, and numerous movies-of-the-week slated for production.

      Series. In fiscal 2006, we delivered:

•	23 episodes of the drama The Dead Zone, starring Anthony Michael Hall, which is shown on USA Network in the United States and is distributed by Paramount International Television internationally;

•	19 episodes of the crime series Missing (formerly referred to as 1-800 Missing), starring Vivica A. Fox, which airs on Lifetime Television in the United States and is distributed by Sony Television International Distribution internationally;

•	ten episodes of the comedy Weeds, starring Golden Globe® winner Mary-Louise Parker, which premiered on Showtime in August 2005;

•	25 episodes of the drama Wildfire, which premiered on the ABC Family Channel in June 2005; and

•	13 episodes of The Cut, a one-hour reality program with fashion icon Tommy Hilfiger, which debuted on CBS in June 2005.
In addition to continuing to deliver Weeds (12 episodes) and Wildfire (26 episodes), in fiscal 2007 we intend to deliver the following projects:

•	eight episodes of Hidden Palms, a Kevin Williamson (Dawson’s Creek) project for CW Network;

•	13 episodes of The Dresden Files for SCI FI Channel;

•	six episodes of the reality series I Pity the Fool for TV Land;

•	13 episodes of Lovespring International, a half-hour improvisational comedy series on Lifetime Television;

•	eight episodes of a reality series based upon the feature film Dirty Dancing on the WE network; and

•	eight episodes of Motel Man on SCI FI Channel.
      Animation. We are involved in the development, acquisition, production and distribution of a number of animation projects for full theatrical release, television and DVD release.

•	DVD Production — After having delivered Avengers 1 and Avengers 2, we are currently producing two additional direct-to-home video animated movies with Marvel Characters, Inc., Dr. Strange and Iron Man. We have also greenlighted a fifth title to be based on the characters from The Avengers and their offspring. We have also delivered the production of Arthur, based on the best-selling children’s book series, and Amazing Screw on the Head (from the creator of Hellboy) is in the final stages of delivery.

•	Television Production — We have a production order for 26 half-hours from Nickelodeon Networks on a new action adventure series and intend to announce the series with the broadcaster in July 2006. The series is based on a well-known franchise and we will have participation in the production as well as handling international sales, overseeing merchandising and licensing and distributing DVD and video. We are also attempting to finalize a pilot order from another children’s broadcaster based on a best-selling book and in conjunction with comedy creator-producer Lorne Michaels.

•	Theatrical Films — We have the following computer-generated animated projects in pre-production or production: (1) two original productions in our partnership with Rich Crest, (2) Sylvester and the Magic Pebble, which is in the advanced stages of pre-production, and (3) Alpha and Omega, which is in preproduction. We also have acquired the following computer-generated animated projects: (a) Foodfight!, starring Eva Longoria, Hilary Duff, Charlie Sheen and Wayne Brady, in the later stages of production, and (b) Happily N’Ever After, starring Sarah Michelle Geller, Freddie Prinze, Jr. and Sigourney Weaver, in the final stages of financing.

      Television Movies, Mini-Series and Specials. We are actively involved in the development, acquisition, production and distribution of television productions in the movie-of-the-week, mini-series and reality special formats. During fiscal 2006, we produced and distributed one movie-of-the-week, Three Wise Guys for Fox. We also delivered one reality special, Dear Santa for USA Network.
      Music. We have recently undertaken to grow a music portion of our business. We do not currently generate a significant amount of revenue from our music operations.

Distribution
      Domestic Theatrical Distribution. We distribute motion pictures directly to U.S. movie theaters. Over the past nine years our releases have included the following in-house productions: Monster’s Ball, starring Halle Berry and Billy Bob Thornton; The Punisher, starring John Travolta and Thomas Jane; Godsend, starring Robert DeNiro, Greg Kinnear and Rebecca Romijn Stamos; Tyler Perry’s Diary of a Mad Black Woman and Madea’s Family Reunion; the horror film sequel Saw II; Akeelah and the Bee, starring Keke Palmer, Laurence Fishburne and Angela Bassett; and the Academy Award® nominee for Best Documentary Grizzly Man. Motion pictures that we have acquired and distributed in this same time period include: Dogma, starring Ben Affleck, Matt Damon and Chris Rock; O, starring Julia Stiles and Mekhi Phifer; The Red Violin, starring Samuel L. Jackson; The Cooler, starring Alec Baldwin, William H. Macy and Maria Bello; Gods and Monsters, starring Brendan Fraser, Ian McKellan and Lynn Redgrave; Affliction, starring Nick Nolte and Sissy Spacek; Girl With A Pearl Earring, starring Scarlett Johannson and Colin Firth; the highly successful horror film Saw; Michael Moore’s Fahrenheit 9/11; Open Water; Lord of War, starring Nicholas Cage; Hostel; Hard Candy; and Paul Haggis’ Best Picture Academy Award® winning tale of race relations in post-9/11 Los Angeles Crash, starring Don Cheadle, Sandra Bullock, Matt Dillon and Brendan Fraser, among others. In the last eight years, films we have distributed have earned 25 Academy Award® nominations and won five Academy Awards®, and have been nominated for and won numerous Golden Globe, Screen Actors Guild, BAFTA and Independent Spirit Awards.
      Our strategy is to release approximately 15 to 18 titles per year in theaters, which includes both our in-house productions and acquisitions. Our approach to acquiring films for theatrical release is similar to our approach to film production in that we generally seek to limit our financial exposure while adding films of quality and commercial viability to our release schedule and our video library. The decision whether to acquire a motion picture for theatrical release entails a process involving key executives at the Company, including those from the releasing, home entertainment and acquisitions departments. The team meets to discuss a film’s expected critical reaction, marketability, and potential for commercial success, as well as the cost to acquire the picture, the distribution and estimated marketing expenses (typically called “P&A” or “prints and advertising”) required to bring the film to its widest possible target audience and the ancillary market potential for the film after its theatrical release. We have recently begun to release more films on a wider basis, as demonstrated by the theatrical releases of such films as The Punisher, Fahrenheit 9/11, Open Water, Saw, Saw II, Diary of a Mad Black Woman, Madea’s Family Reunion, Lord of War and Crash.
      We generally prepare our marketing campaign and release schedules to minimize financial exposure while maximizing revenue potential. We construct release schedules taking into account moviegoer attendance patterns and competition from other studios’ scheduled theatrical releases. We use either wide or limited initial releases depending on the film. We generally spend less on P&A for a given film than a major studio and we design our marketing plan to cost effectively reach a large audience.

      Our remaining fiscal 2007 theatrical release schedule may include (in anticipated order of release):

Produced*
Title	Summary	Principal Actors	or Acquired	Release Date

Leonard Cohen I’m Your Man	A documentary on the legendary singer-songwriter, with performances by those musicians he has influenced.	Documentary	Produced	June 2006
The Descent	A group of female friends led by Juno (Natalie Mendoza) encounter bloodthirsty creatures when they get trapped in a mountain cave due to rockfall. Worst of all, their friendships sour and they discover their real fear is from each other.	Shauna Macdonald, Natalie Jackson Mendoza, Alex Reid, Saskia Mulder	Acquired	August 2006
Crank	A hit man (Statham) learns that the poison in his body will kill him if his heart rate drops below a certain point.	Jason Statham, Amy Smart	Produced	September 2006
Employee of the Month	Hearing that a beautiful clerk will date the employee of the month, two slacker Costco workers vie for the honor.	Dane Cook, Jessica Simpson, Dax Shepherd, Andy Dick	Produced	September 2006
The U.S. vs. John Lennon	A documentary on the life of John Lennon, with a focus on the time in his life when he transformed from a musician into an antiwar activist.	Documentary	Produced	September 2006
Trade	A young Mexican girl is abducted and forced into becoming a sex slave. Her brother tries finding her and teams up with a police officer, who discovers that his own daughter, unbeknownst to him, has also been kidnapped. And from Moldova, a young woman is also pressed into becoming a sex slave after being promised a better life in the US.	Kevin Kline	Acquired	October 2006
Saw 3	Torture-friendly serial killer Jigsaw continues to “teach” those who are undeserving of life alongside his new apprentice.	Tobin Bell, Shawnee Smith, Bahar Soomekh, Angus MacFayden	Produced	October 2006

Produced*
Title	Summary	Principal Actors	or Acquired	Release Date

Slow Burn	A district attorney (Ray Liotta) is involved in a 24-hour showdown with a gang leader (LL Cool J) and is, at the same time, being manipulated by an attractive assistant district attorney and a cryptic stranger.	Ray Liotta, LL Cool J, Jolene Blalock	Acquired	November 2006
Bug	A paranoid, unhinged war veteran who sees insects everywhere holes up with a lonely woman in a spooky Oklahoma motel room.	Ashley Judd, Harry Connick Jr., Lynn Collins, Michael Shannon	Produced	December 2006
P. D. R.	Tells the real-life story of Jim Ellis, who in the 1970s started a swim team in one of Philadelphia’s roughest neighborhoods. Ellis recruited troubled teens and led them to the state championships.	Terence Howard, Bernie Mac	Produced	December 2006
Right at Your Door	A dirty bomb goes off in Los Angeles, jamming freeways and spreading a toxic cloud.	Mary McCormack, Rory Cochrane	Acquired	January 2007
Happily N’Ever After	An animated retelling of several fairy tales.	Sarah Michelle Gellar, Freddie Prinze, Jr., Sigourney Weaver	Acquired	February 2007

* Includes significant participation in production.
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
      International Distribution. Our international division, Lions Gate International (“LGI”), distributes our in-house productions and third party acquisitions to the international marketplace, both on a territory by territory basis through third parties, and directly in the United Kingdom and Ireland. International territories are often pre-sold to cover a significant portion of the production budget on new releases, and we have licensed international rights for approximately 1,200 of the motion picture titles and television episodes in our library.
      The primary components of our international business are (1) the licensing of rights in all media to our in-house theatrical titles on a territory by territory basis, and (2) the licensing of catalogue product or libraries of acquired titles (such as Modern). We have also leveraged our infrastructure to generate revenue through a sales agency business for third party product, and we have expanded our sales and distribution of original Lionsgate television series such as Weeds, Wildfire and Frankenstein.
      As part of our effort to expand our global footprint in certain strategic markets, LGI now includes a self-sustaining, full service distribution company serving the United Kingdom and Ireland. In addition to gaining greater control over releases and capturing incremental margin on our own product and the Marvel DTV titles such as Ultimate Avengers, Lionsgate UK is expected to release 18-22 films theatrically in fiscal 2007, with titles including Good Night and Good Luck and the Nicolas Cage thriller Wicker Man.

      Home Video Distribution. Our U.S. video distribution operation is branded to consumers as Lions Gate Home Entertainment and aims to exploit our filmed and television content library of approximately 3,000 motion picture titles and 2,500 television episodes and programs. We have established a track record for building on the awareness generated from our theatrical releases, including the recent video releases of Saw 2, Lord of War, Crash and Waiting.
      In addition to our approximately 15 to 18 theatrical releases each year, we also acquire approximately 65 titles annually for direct-to-video distribution, adding approximately 80 films to our library each year. We also produce and acquire motion pictures that are not theatrically released, but have commercial potential in video and ancillary markets, including The Triangle, an epic miniseries starring Eric Stoltz and Catherine Bell that premiered on the Sci-Fi Channel, State Property 2: Philly Streets, a tale of three notorious gangsters and their bloody battle for supremacy in Philadelphia, Marvel’s Man Thing and A Different Loyalty starring Sharon Stone. We distribute successful television product on video, including the Saturday Night Live product currently in our library and the first and second seasons of the hit comedy series Will and Grace, both from NBC.
      We entered into an agreement with Marvel Characters, Inc. in May 2004 to distribute up to eight original animated DVD features based on certain Marvel characters. We also have the right to exploit the pictures in other entertainment media domestically and internationally, including pay and free television and video-on-demand. The first picture to be produced and distributed under this arrangement, The Ultimate Avengers, was released on DVD on February 21, 2006.
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
      Our Family Home Entertainment division, which targets the youth audience, distributes such titles as eight direct to video Barbie movies for Mattel, as well as the PBS series Clifford the Big Red Dog from Scholastic Entertainment. Upcoming releases include The Doodlebops, the hit children’s series running on the Disney Channel, and the first full-length animated movie based on Arthur, the popular children’s character.
      In February 2006, we announced our intent to release titles on high definition Blu-ray Disc (BD) format to coincide with the arrival of the first commercially offered BD players in stores. Our initial slate being released on BD in June 2006 includes Crash, Lord of War, The Punisher, Saw and T2 (Terminator 2).
      Pay and Free Television Distribution. We have approximately 480 titles in active distribution in the domestic cable, free and pay television markets. We sell our library titles and new product to major cable channels such as Lifetime, Showtime, HBO, FX, Turner Networks, Starz, Family Channel, Disney Channel, Cartoon Network and IFC. We have an arrangement with Warner Home Entertainment for pay-per-view and video-on-demand distribution of Lions Gate Home Entertainment product, which expires July 31, 2006. Beginning August 31, 2006, we will distribute pay-per-view and video-on-demand directly. We also have an output contract with Showtime for pay television.
      Canadian Distribution. Until April 2005, we operated a full service theatrical, video/ DVD and television distribution business in English speaking Canada. Following the acquisition of Artisan, we terminated Artisan’s output agreement with Motion Picture Distribution LP. Artisan had granted Canadian distribution rights to all Artisan titles recently released in the United States to Motion Picture Distribution LP. Consequently, we retain Canadian distribution rights to future titles released, but Motion Picture Distribution LP retained Canadian distribution rights for those titles released before such termination, which rights extend for 18 years from the initial release date. We also assumed two Library Servicing Agreements with Motion Picture Distribution LP that grant Canadian distribution rights with respect to Artisan’s existing library titles. One of these agreements expired in November 2004 and the other expires on July 1, 2006, subject to a six-month sell off period.

      In April 2005, we entered into a library output and new picture output arrangement with Maple Pictures. When the 18 year term ends for titles which were distributed under the Motion Picture Distribution LP output agreement, we intend to distribute titles previously distributed in Canada by Motion Picture Distribution LP through Maple Pictures.
      Electronic Distribution. We own a minority interest in CinemaNow, a broadband video-on-demand company founded in 1999. CinemaNow offers licensed content from a library of more than 7,500 new and classic movies, television programs, music concerts and music videos from Twentieth Century Fox, ABC News, Disney, HDNET, Lionsgate, Metro-Goldwyn Mayer Pictures, Miramax Film Corp., Universal, Sony, Sundance Channel, Warner Bros. and more than 250 other licensors via downloading or streaming. In 2006, CinemaNow introduced electronic-sell-through of media content from Lionsgate, Sony, Disney and Warner Bros. Additional CinemaNow investors include Menlo Ventures, Microsoft Corporation, Cisco Systems, Inc. and Blockbuster Inc. Lionsgate content is also available for electronic-sell-through on the MovieLink service.

Studio Facilities
      We rent studio space on an as-needed basis. We previously owned and operated Lions Gate Studios, a film and television production studio in North Vancouver, British Columbia, but sold such interest in March 2006. We may own and operate studio facilities in the future.

Intellectual Property
      We are currently using a number of trademarks including “LIONS GATE ENTERTAINMENT,” “LIONS GATE HOME ENTERTAINMENT,” “ARTISAN HOME ENTERTAINMENT,” “FAMILY HOME ENTERTAINMENT,” “TRIMARK HOME VIDEO,” “DIRTY DANCING,” “THE BLAIR WITCH PROJECT” and “RESERVOIR DOGS” in connection with our domestic home video distribution, “LIONS GATE FILMS,” “LGF FILMS,” “ARTISAN ENTERTAINMENT” and “TRIMARK PICTURES” in connection with films distributed domestically and licensed internationally and “LIONS GATE TELEVISION” and “TRIMARK TELEVISION” in connection with licenses to free, pay and cable television.
      The trademarks “LIONS GATE HOME ENTERTAINMENT,” “LIONS GATE SIGNATURE SERIES,” “ARTISAN ENTERTAINMENT,” “FAMILY HOME ENTERTAINMENT” “F.H.E. FAMILY HOME ENTERTAINMENT KIDS,” “TRIMARK PICTURES,” “DIRTY DANCING,” “THE BLAIR WITCH PROJECT” and “RESERVOIR DOGS,” among others, are registered with the United States Patent and Trademark Office. The trademarks “LIONS GATE ENTERTAINMENT” “LIONSGATE FAMILY ENTERTAINMENT” “LIONSGATE,” and “ARTISAN HOME ENTERTAINMENT” have been filed with the United States Patent and Trademark Office. Additionally we have registered the trademark “TRIMARK ULTRA SPORTS” which is used in connection with our extreme sports video releases. We regard our trademarks as valuable assets and believe that our trademarks are an important factor in marketing our products.
      Copyright protection is a serious problem in the videocassette and DVD distribution industry because of the ease with which cassettes and DVDs may be duplicated. In the past, certain countries permitted video pirating to such an extent that we did not consider these markets viable for distribution. Video piracy continues to be prevalent across the entertainment industry. We and other video distributors have taken legal actions to enforce copyright protection when necessary.

Competition
      Television and motion picture production and distribution are highly competitive businesses. We face competition from companies within the entertainment business and from alternative forms of leisure entertainment, such as travel, sporting events, outdoor recreation, video games, the internet and other cultural and computer-related activities. We compete with the major studios, numerous independent motion picture and television production companies, television networks and pay television systems for the acquisition of literary and film properties, the services of performing artists, directors, producers and other creative and technical personnel and production financing, all of which are essential to the success of our entertainment businesses. In addition, our motion pictures compete for audience acceptance and exhibition outlets with motion pictures produced and distributed by other companies. Likewise, our television product faces significant competition from independent distributors as well as major studios. As a result, the success of any of our motion pictures and television product is dependent not only on the quality and acceptance of a particular film or program, but also on the quality and acceptance of other competing motion pictures or television programs released into the marketplace at or near the same time.

Employees
      As of May 31, 2006 we had 354 full-time employees in our worldwide operations. We also hire additional employees on a picture-by-picture basis in connection with the production of our motion pictures and television programming. We believe that our employee and labor relations are good.
      None of our full-time employees are members of unions.
RISK FACTORS
Item 1A.     Risk Factors
      You should carefully consider the following risks and other information in this Form 10-K before making an investment decision with respect to our Common Shares. The following risks and uncertainties could materially adversely affect our business, results of operations and financial condition. The risks described below are not the only ones facing the Company. Additional risks that we are not presently aware of or that we currently believe are immaterial may also impair our business operations.

We have had losses, and we cannot assure future profitability.
      We have reported operating income for fiscal years 2003, 2005 and 2006 and operating losses for fiscal years 2002 and 2004. We have reported net income for fiscal 2005 and 2006 and net losses for the fiscal years 2002 through 2004. Our accumulated deficit was $177.1 million at March 31, 2006. We cannot assure you that we will operate profitably, and if we do not, we may not be able to meet our debt service requirements, working capital requirements, capital expenditure plans, anticipated production slate, acquisition and releasing plans or other cash needs. Our inability to meet those needs could have a material adverse effect on our business, results of operations and financial condition.

We face substantial capital requirements and financial risks.
      Our business requires a substantial investment of capital. The production, acquisition and distribution of motion pictures and television programs require a significant amount of capital. A significant amount of time may elapse between our expenditure of funds and the receipt of commercial revenues from or government contributions to our motion pictures or television programs. This time lapse requires us to fund a significant portion of our capital requirements from our revolving credit facility and from other financing sources. Although we intend to continue to reduce the risks of our production exposure through financial contributions from broadcasters and distributors, tax shelters, government and industry programs, other studios and other sources, we cannot assure you that we will continue to implement successfully these arrangements or that we will not be subject to substantial financial risks relating to the production, acquisition, completion and release of future motion pictures and television programs. If we increase (through internal growth or acquisition) our production slate or our production budgets, we may be required to increase overhead and/or make larger up-front payments to talent and consequently bear greater financial risks. Any of the foregoing could have a material adverse effect on our business, results of operations and financial condition.
      The costs of producing and marketing feature films have steadily increased and may further increase in the future, which may make it more difficult for a film to generate a profit or compete against other films. The costs of producing and marketing feature films have generally increased in recent years. These costs may continue to increase in the future, which may make it more difficult for our films to generate a profit or compete against other films. Historically, production costs and marketing costs have risen at a higher rate than increases in either the number of domestic admissions to movie theaters or admission ticket prices. A continuation of this trend would leave us more dependent on other media, such as home video, television, international markets and new media for revenue, and the revenues from such sources may not be sufficient to offset an increase in the cost of motion picture production. If we cannot successfully exploit these other media, it could have a material adverse effect on our business, results of operations and financial condition.
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
      Our credit facility contains certain covenants and financial tests that limit the way we conduct business. Our credit facility contains various covenants limiting our ability to incur or guarantee additional indebtedness, pay dividends and make other distributions, pre-pay any subordinated indebtedness, make investments and other restricted payments, make capital expenditures, make acquisitions and sell assets. These covenants may prevent us from raising additional financing, competing effectively or taking advantage of new business opportunities. Under our credit facility, we are also required to maintain specified financial ratios and satisfy certain financial tests. If we cannot comply with these covenants or meet these ratios and other tests, it could result in a default under our credit facility, and unless we are able to negotiate an amendment, forbearance or waiver, we could be required to repay all amounts then outstanding, which could have a material adverse effect on our business, results of operations and financial condition depending upon our outstanding balance at the time.
      Borrowings under our credit facility also are secured by liens on substantially all of our assets and the assets of our subsidiaries. If we are in default under our credit facility, the lenders could foreclose upon all or substantially all of our assets and the assets of our subsidiaries. We cannot assure you that we will generate sufficient cash flow to repay our indebtedness, and we further cannot assure you that, if the need arises, we will be able to obtain additional financing or to refinance our indebtedness on terms acceptable to us, if at all. Any such failure to obtain financing could have a material adverse effect on our business, results of operations and financial condition.
      Substantial leverage could adversely affect our financial condition. Historically, we have been highly leveraged and may be highly leveraged in the future. We have access to capital through our $215 million credit facility with J.P. Morgan Chase Bank, National Association. In addition, we have $385 million Convertible Senior Subordinated Notes outstanding, with $60 million maturing December 15, 2010, $150 million maturing October 15, 2024 and $175 million maturing March 15, 2025. At March 31, 2006, we had approximately

$47.0 million in cash and cash equivalents and $167.1 million in highly liquid investments, principally auction rate preferreds and municipal bonds. While the outstanding balance under our credit facility is currently zero, we could borrow some or all of the permitted amount in the future. The amount we have available to borrow under this facility depends upon our borrowing base, which in turn depends on the value of our existing library of films and television programs, as well as accounts receivable and cash held in collateral accounts. If several of our larger motion picture releases are commercial failures or our library declines in value, our borrowing base could decrease. Such a decrease could have a material adverse effect on our business, results of operations and financial condition. For example, it could:

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

Failure to achieve and maintain effective disclosure controls or internal controls could have a material adverse effect on our ability to report our financial results timely and accurately.
      Section 404 of the Sarbanes-Oxley Act requires that this report on Form 10-K for the fiscal year ended March 31, 2006 include a report containing management’s assessment of our internal controls over financial reporting and a related attestation of management’s assessment and an opinion on the effectiveness of our internal controls by our independent registered public accounting firm. We are incurring, and will continue to incur, substantial additional expense and diversion of management’s time as a result of performing the internal control systems evaluation, testing and remediation required in order to comply with the requirements of Section 404 of the Sarbanes-Oxley Act.
      In connection with our documentation, evaluation and testing of our internal controls over financial reporting at March 31, 2005, we discovered material weaknesses. The material weaknesses we identified related to calculating our participations expense and the related liability for financial reporting purposes, calculating amortization of investment in film and television programs, monitoring certain charges billed to us by our outsourced home entertainment distribution service provider and our financial statement close process. In light of the material weaknesses related to our internal controls and processes over financial reporting, we and our independent registered public accounting firm concluded that our disclosure controls and procedures and our internal controls and processes over financial reporting were ineffective at March 31, 2005.
      During fiscal 2006, we remediated these material weaknesses, and we and our independent registered public accounting firm concluded that our disclosure controls and procedures and our internal controls and processes over financial reporting were effective at March 31, 2006. However, these measures may not ensure that we will implement and maintain adequate controls over our financial reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementations, could cause us to fail to meet our future reporting obligations. In addition, we may in the future identify further material weaknesses or significant deficiencies in our internal controls over financial reporting. Any of the foregoing could materially and adversely affect our business, our financial condition and the market value of our securities.

Our revenues and results of operations may fluctuate significantly.
      Revenues and results of operations are difficult to predict and depend on a variety of factors. Our revenues and results of operations depend significantly upon the commercial success of the motion pictures and television programming that we distribute, which cannot be predicted with certainty. Accordingly, our revenues and results of operations may fluctuate significantly from period to period, and the results of any one period may not be indicative of the results for any future periods. Furthermore, largely as a result of these predictive difficulties, we may not be able to achieve our publicly projected earnings. In fiscal 2006, we revised our projected earnings downward twice. Future revisions to projected earnings could cause investors to lose confidence in us, which in turn could materially and adversely affect our business, our financial condition and the market value of our securities.
      In addition, historically, our revenues and results of operations have been significantly impacted by the success of critically acclaimed and award winning films, including Academy Award winners and nominees. We cannot assure you that we will manage the production, acquisition and distribution of future motion pictures (including any films in the Saw or Tyler Perry franchise) as successfully as we have done with these recent critically acclaimed, award winning and/or commercially popular films or that we will produce or acquire motion pictures that will receive similar critical acclaim or perform as well commercially. Any inability to achieve such commercial success could have a material adverse effect on our business, results of operations and financial condition.
      We lack output agreements with cable and broadcast channels. We had an agreement with one cable broadcast channel to exhibit our films, but that agreement does not cover films released theatrically after 2003. We have an output arrangement with another cable broadcast channel that covers some but not all of our films that are theatrically released through December 31, 2008. While similar broadcasters exhibit our films, they license such rights on a film-by-film, rather than an output, basis. We cannot assure you that we will be able to secure other output agreements on acceptable terms, if at all. Without multiple output agreements that typically contain guaranteed minimum payments, our revenues may be subject to greater volatility, which could have a material adverse effect on our business, results of operations and financial condition.
      We rely on a few major retailers and distributors for a material portion of our business and the loss of any of those retailers or distributors could reduce our revenues and operating results. Wal-Mart represented over 10% of our revenues in fiscal 2006. In addition, a small number of other retailers and distributors account for a significant percentage of our revenues. We do not have long-term agreements with the retailers. We cannot assure you that we will continue to maintain favorable relationships with our retailers and distributors or that they will not be adversely affected by economic conditions. If any of these retailers or distributors reduces or cancels a significant order, it could have a material adverse effect on our business, results of operations and financial condition.
      Our revenues and results of operations are vulnerable to currency fluctuations. We report our revenues and results of operations in U.S. dollars, but a significant portion of our revenues is earned outside of the United States. Our principal currency exposure is between Canadian and U.S. dollars. We enter into forward foreign exchange contracts to hedge future production expenses. We cannot accurately predict the impact of future exchange rate fluctuations on revenues and operating margins, and fluctuations could have a material adverse effect on our business, results of operations and financial condition.
      From time to time we may experience currency exposure on distribution and production revenues and expenses from foreign countries, which could have a material adverse effect on our business, results of operations and financial condition.
      Accounting practices used in our industry may accentuate fluctuations in operating results. In addition to the cyclical nature of the entertainment industry, our accounting practices (which are standard for the industry) may accentuate fluctuations in our operating results. In accordance with U.S. generally accepted accounting principles and industry practice, we amortize film and television programming costs using the

“individual-film-forecast” method. Under this accounting method, we amortize film and television programming costs for each film or television program based on the following ratio:
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
      We are subject to risks associated with possible acquisitions, business combinations, or joint ventures. From time to time we engage in discussions and activities with respect to possible acquisitions, business combinations, or joint ventures intended to complement or expand our business. For example, we are currently considering a transaction with respect to Image that may or may not be friendly, as discussed under the heading “Business.” We may not realize the anticipated benefit from any of the transactions we pursue. Regardless of whether we consummate any such transaction, the negotiation of a potential transaction (including, in connection with the potential Image transaction and similar transactions, associated litigation and proxy contests), as well as the integration of the acquired business, could require us to incur significant costs and cause diversion of management’s time and resources. Any such transaction could also result in impairment of goodwill and other intangibles, development write-offs and other related expenses. Any of the foregoing could have a material adverse effect on our business, results of operations and financial condition.
      We may be unable to integrate any business that we acquire or have acquired or with which we combine or have combined. Integrating any business that we acquire or have acquired or with which we combine or have combined is distracting to our management and disruptive to our business and may result in significant costs to us. We could face challenges in consolidating functions and integrating procedures, information technology and accounting systems, personnel and operations in a timely and efficient manner. If any such integration is unsuccessful, or if the integration takes longer than anticipated, there could be a material adverse effect on our business, results of operations and financial condition. We may have difficulty managing the combined entity in the short term if we experience a significant loss of management personnel during the transition period after the significant acquisition.
      Claims against us relating to any acquisition or business combination may necessitate our seeking claims against the seller for which the seller may not indemnify us or that may exceed the seller’s indemnification obligations. There may be liabilities assumed in any acquisition or business combination that we did not discover or that we underestimated in the course of performing our due diligence investigation. Although a seller generally will have indemnification obligations to us under an acquisition or merger agreement, these obligations usually will be subject to financial limitations, such as general deductibles and maximum recovery amounts, as well as time limitations. We cannot assure you that our right to indemnification from any seller will be enforceable, collectible or sufficient in amount, scope or duration to fully offset the amount of any undiscovered or underestimated liabilities that we may incur. Any such liabilities, individually or in the aggregate, could have a material adverse effect on our business, results of operations and financial condition.
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
      Our rights to the titles in our filmed and television content library vary; in some cases we have only the right to distribute titles in certain media and territories for a limited term. We cannot assure you that we will be able to renew expiring rights on acceptable terms and that any failure to renew titles generating a significant portion of our revenue would not have a material adverse effect on our business, results of operations or financial condition.

Our success depends on external factors in the motion picture and television industry.
      Our success depends on the commercial success of motion pictures and television programs, which is unpredictable. Operating in the motion picture and television industry involves a substantial degree of risk. Each motion picture and television program is an individual artistic work, and inherently unpredictable audience reactions primarily determine commercial success. Generally, the popularity of our motion pictures or programs depends on many factors, including the critical acclaim they receive, the format of their initial release, for example, theatrical or direct-to-video, the actors and other key talent, their genre and their specific subject matter. The commercial success of our motion pictures or television programs also depends upon the quality and acceptance of motion pictures or programs that our competitors release into the marketplace at or near the same time, critical reviews, the availability of alternative forms of entertainment and leisure activities, general economic conditions and other tangible and intangible factors, many of which we do not control and all of which may change. We cannot predict the future effects of these factors with certainty, any of which factors could have a material adverse effect on our business, results of operations and financial condition.
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
      We could be adversely affected by strikes or other union job actions. We are directly or indirectly dependent upon highly specialized union members who are essential to the production of motion pictures and television programs. A strike by, or a lockout of, one or more of the unions that provide personnel essential to the production of motion pictures or television programs could delay or halt our ongoing production activities. Such a halt or delay, depending on the length of time, could cause a delay or interruption in our release of new motion pictures and television programs, which could have a material adverse effect on our business, results of operations and financial condition.

We face substantial competition in all aspects of our business.
      We are smaller and less diversified than many of our competitors. As an independent distributor and producer, we constantly compete with major U.S. and international studios. Most of the major U.S. studios are part of large diversified corporate groups with a variety of other operations, including television networks and cable channels, that can provide both the means of distributing their products and stable sources of earnings that may allow them better to offset fluctuations in the financial performance of their motion picture and television operations. In addition, the major studios have more resources with which to compete for ideas, storylines and scripts created by third parties as well as for actors, directors and other personnel required for production. The resources of the major studios may also give them an advantage in acquiring other businesses or assets, including film libraries, that we might also be interested in acquiring. Our inability to compete successfully could have a material adverse effect on our business, results of operations and financial condition.
      The motion picture industry is highly competitive and at times may create an oversupply of motion pictures in the market. The number of motion pictures released by our competitors, particularly the major U.S. studios, may create an oversupply of product in the market, reduce our share of box office receipts and make it more difficult for our films to succeed commercially. Oversupply may become most pronounced during peak release times, such as school holidays and national holidays, when theater attendance is expected to be highest. For this reason, and because of our more limited production and advertising budgets, we typically do not release our films during peak release times, which may also reduce our potential revenues for a particular release. Moreover, we cannot guarantee that we can release all of our films when they are otherwise scheduled. In addition to production or other delays that might cause us to alter our release schedule, a change in the schedule of a major studio may force us to alter the release date of a film because we cannot always compete with a major studio’s larger promotion campaign. Any such change could adversely impact a film’s financial performance. In addition, if we cannot change our schedule after such a change by a major studio because we are too close to the release date, the major studio’s release and its typically larger promotion budget may adversely impact the financial performance of our film. The foregoing could have a material adverse effect on our business, results of operations and financial condition.
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

We must successfully respond to rapid technological changes and alternative forms of delivery or storage to remain competitive.
      The entertainment industry in general and the motion picture and television industries in particular continue to undergo significant technological developments. Advances in technologies or alternative methods of product delivery or storage or certain changes in consumer behavior driven by these or other technologies and methods of delivery and storage could have a negative effect on our business. Examples of such advances in technologies include video-on-demand, new video formats and downloading and streaming from the internet. An increase in video-on-demand could decrease home video rentals. In addition, technologies that enable users to fast-forward or skip advertisements, such as Digital Video Recorders (DVRs), may cause changes in consumer behavior that could affect the attractiveness of our products to advertisers, and could therefore adversely affect our revenues. Similarly, further increases in the use of portable digital devices that allow users to view content of their own choosing while avoiding traditional commercial advertisements could adversely affect our revenues. Other larger entertainment distribution companies will have larger budgets to exploit these growing trends. While we have a minority interest in CinemaNow, its commercial success is impossible to predict. We cannot predict how we will financially participate in the exploitation of our motion pictures and television programs through these emerging technologies or whether we have the right to do so for certain of our library titles. If we cannot successfully exploit these and other emerging technologies, it could have a material adverse effect on our business, results of operations and financial condition.
      In addition, the technologies we choose to invest in could prove to be less successful than we expect. For example, we have plans to release titles in high-definition Blu-ray Disc format, which could negatively impact our business if that format is not generally accepted by the public.

We face risks from doing business internationally.
      We distribute motion picture and television productions outside the United States directly in the UK and Ireland and through third party licensees elsewhere and derive revenues from these sources. As a result, our business is subject to certain risks inherent in international business, many of which are beyond our control. These risks include:

•	laws and policies affecting trade, investment and taxes, including laws and policies relating to the repatriation of funds and withholding taxes, and changes in these laws;

•	changes in local regulatory requirements, including restrictions on content;

•	differing cultural tastes and attitudes;

•	differing degrees of protection for intellectual property;

•	financial instability and increased market concentration of buyers in foreign television markets, including in European pay television markets;

•	the instability of foreign economies and governments;

•	fluctuating foreign exchange rates;

•	the spread of communicable diseases; and

•	war and acts of terrorism.
      Events or developments related to these and other risks associated with international trade could adversely affect our revenues from non-U.S. sources, which could have a material adverse effect on our business, financial condition and results of operations.

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

Others may assert intellectual property infringement claims against us.
      One of the risks of the film production business is the possibility that others may claim that our productions and production techniques misappropriate or infringe the intellectual property rights of third parties with respect to their previously developed films, stories, characters, other entertainment or intellectual property. We are likely to receive in the future claims of infringement or misappropriation of other parties’ proprietary rights. Any such assertions or claims may materially adversely affect our business, financial condition or results of operations. Irrespective of the validity or the successful assertion of such claims, we could incur significant costs and diversion of resources in defending against them, which could have a material adverse effect on our business, financial condition or results of operations. If any claims or actions are asserted against us, we may seek to settle such claim by obtaining a license from the plaintiff covering the disputed intellectual property rights. We cannot provide any assurances, however, that under such circumstances a license, or any other form of settlement, would be available on reasonable terms or at all.

Our business involves risks of liability claims for media content, which could adversely affect our business, results of operations and financial condition.
      As a distributor of media content, we may face potential liability for:

•	defamation;

•	invasion of privacy;

•	negligence;

•	copyright or trademark infringement (as discussed above); and

•	other claims based on the nature and content of the materials distributed.
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
      Motion picture piracy is extensive in many parts of the world, including South America, Asia, the countries of the former Soviet Union and other former Eastern bloc countries, and is made easier by technological advances and the conversion of motion pictures into digital formats. This trend facilitates the creation, transmission and sharing of high quality unauthorized copies of motion pictures in theatrical release, on videotapes and DVDs, from pay-per-view through set top boxes and other devices and through unlicensed broadcasts on free television and the internet. The proliferation of unauthorized copies of these products has had and will likely continue to have an adverse effect on our business, because these products reduce the revenue we received from our products. Additionally, in order to contain this problem, we may have to implement elaborate and costly security and anti-piracy measures, which could result in significant expenses and losses of revenue. We cannot assure you that even the highest levels of security and anti-piracy measures will prevent piracy.
      In particular, unauthorized copying and piracy are prevalent in countries outside of the U.S., Canada and Western Europe, whose legal systems may make it difficult for us to enforce our intellectual property rights. While the U.S. government has publicly considered implementing trade sanctions against specific countries that, in its opinion, do not make appropriate efforts to prevent copyright infringements of U.S. produced motion pictures, there can be no assurance that any such sanctions will be enacted or, if enacted, will be effective. In addition, if enacted, such sanctions could impact the amount of revenue that we realize from the international exploitation of motion pictures. If no embargoes or sanctions are enacted, or if other measures are not taken, we may lose revenue as a result of motion picture piracy.

An investment by non-Canadians in our business is potentially reviewable under the ICA, which could adversely affect our results.
      The Investment Canada Act (Canada) or ICA is administered by the Minister of Industry and, in the case of investments in a Canadian cultural business, by the Minister of Canadian Heritage (both referred to herein as the “Minister”). A “Canadian cultural business” is defined in the ICA as a business activity relating to Canada’s cultural heritage or national identity, and includes a business engaged in the production, distribution, sale or exhibition of film or video products.
      The ICA contains rules, the application of which determines whether an entity (as the term is defined in the ICA) is Canadian-controlled and whether it carries on a Canadian cultural business. We may or may not be operating a Canadian cultural business for the purposes of the ICA. Under the ICA, the Minister has discretion to determine, after considering any information or evidence submitted by the entity or otherwise made available to the Minister or the Director of Investments, that an investment by a non-Canadian in a Canadian cultural business may constitute an acquisition of control by that non-Canadian, notwithstanding the provisions in the ICA that state that certain investments do not or may not constitute an acquisition of control that would require notification or review under the ICA.
      If the Minister exercises such discretion and deems an investment by a non-Canadian in a cultural business to be an acquisition of control, the investment is potentially subject to notification and/or review. If the investment is subject to review, the Minister must be satisfied that the investment is likely to be of net benefit to Canada. Such a determination is often accompanied by requests that the non-Canadian provide undertakings supportive of Canadian cultural policy. These undertakings may, in some circumstances, include a request for financial support of certain initiatives. The determination by the Minister of whether a proposed investment is of net benefit to Canada also includes consideration of sector specific policies of the Canadian federal government, some of which restrict or prohibit investments by non-Canadians in certain types of Canadian cultural businesses.

Our success depends on certain key employees.
      Our success depends to a significant extent on the performance of a number of senior management personnel and other key employees, including production and creative personnel. We do not currently have “key person” life insurance for any of our employees, other than our Chief Executive Officer, Jon Feltheimer. We have entered into employment agreements with many (but not all) of our top executive officers and production executives. However, although it is standard in the motion picture industry to rely on employment agreements as a method of retaining the services of key employees, these agreements cannot assure us of the continued services of such employees. The employment agreement for Mr. Feltheimer expires March 31, 2007. The employment agreement for Michael Burns, our Vice Chairman, expires August 31, 2006. Although we intend to negotiate and enter into new employment agreements with each of Messrs. Feltheimer and Burns, we cannot assure you that we will be able to do so on favorable terms or at all. In addition, competition for the limited number of business, production and creative personnel necessary to create and distribute our entertainment content is intense and may grow in the future. Our inability to retain or successfully replace where necessary members of our senior management and other key employees could have a material adverse effect on our business, results of operations and financial condition.

To be successful, we need to attract and retain qualified personnel.
      Our success continues to depend to a significant extent on our ability to identify, attract, hire, train and retain qualified professional, creative, technical and managerial personnel. Competition for the caliber of talent required to produce our motion pictures and television programs continues to increase. We cannot assure you that we will be successful in identifying, attracting, hiring, training and retaining such personnel in the future. If we were unable to hire, assimilate and retain qualified personnel in the future, such inability would have a material adverse effect on our business, results of operations and financial condition.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.
      Not applicable.

ITEM 2.	PROPERTIES.
      Our corporate head office is located at 1055 West Hastings Street, Suite 2200, Vancouver, British Columbia V6E 2E9. Our principal executive offices are located at 1055 West Hastings Street, Suite 2200 and 2700 Colorado Avenue, Suite 200, Santa Monica, California, 90404. At the Santa Monica address, we occupy approximately 48,000 square feet, including an approximately 4,000 square foot screening room.
      In March 2006, the Company sold its studios facilities located at 555 Brooksbank Avenue, North Vancouver, British Columbia.
      We believe that our current facilities are adequate to conduct our business operations for the foreseeable future. We believe that we will be able to renew these leases on similar terms upon expiration. If we cannot renew, we believe that we could find other suitable premises without any material adverse impact on our operations.

ITEM 3.	LEGAL PROCEEDINGS.
      The Company is involved in certain claims and legal proceedings which have arisen in the normal course of business. Management does not believe that the outcome of any currently pending claims or legal proceedings in which the Company is currently involved will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flow.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
      No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2006.
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
Toronto Stock Exchange
      The following table sets forth the range of high and low closing sale prices for our Common Shares, as reported by the TSX in Canadian dollars, for our two most recent fiscal years:

	High	Low

Year ended March 31, 2006
Fourth Quarter	$11.90	$8.86
Third Quarter	11.99	8.92
Second Quarter	12.69	10.64
First Quarter	13.79	11.62
Year ended March 31, 2005
Fourth Quarter	$14.30	$11.01
Third Quarter	12.86	12.50
Second Quarter	11.28	10.98
First Quarter	9.31	8.41

New York Stock Exchange
      The following table sets forth the range of high and low closing sale prices for our Common Shares, as reported by the NYSE in U.S. dollars, for our two most recent fiscal years:

	High	Low

Year ended March 31, 2006
Fourth Quarter	$10.29	$7.79
Third Quarter	10.07	7.56
Second Quarter	10.55	9.10
First Quarter	11.20	9.23
Year ended March 31, 2005
Fourth Quarter	$11.63	$9.09
Third Quarter	11.40	8.77
Second Quarter	8.79	6.30
First Quarter	6.98	5.57
Holders
      As of June 1, 2006, there were 104,531,510 shares issued and outstanding and 343 registered holders of our common shares.
Dividend Policy
      We have not paid any dividends on our outstanding common shares since our inception and do not anticipate doing so in the foreseeable future. The declaration of dividends on our common shares is restricted by our amended credit facility and is within the discretion of our board of directors and will depend upon the assessment of, among other things, our earnings, financial requirements and operating and financial condition. At the present time, given our anticipated capital requirements we intend to follow a policy of retaining earnings in order to finance further development of our business. We may be limited in our ability to pay dividends on our common shares by restrictions under the Business Corporations Act (British Columbia) relating to the satisfaction of solvency tests.
Securities Authorized for Issuance Under Equity Compensation Plans
      The information required by this item is contained under the caption “Equity Compensation Plan Information for 2006” in a definitive Proxy Statement, which we will file with the Securities and Exchange Commission no later than 120 days after March 31, 2006 (the “Proxy Statement”), and such information is incorporated herein by reference.
Recent Sales of Unregistered Securities
      On March 31, 2006, Lionsgate completed a private exchange with certain shareholders of Image Entertainment, Inc. whereby Lionsgate issued 218,746 common shares with a value as of March 31, 2006 of approximately $2,220,272, or $10.15 per share (the “IM Shares”), in consideration of the purchase of certain of their shares in Image Entertainment, Inc. The IM Shares were not registered under the Securities Act and were issued in reliance on an exemption from registration provided by Rule 506 of Regulation D of the Securities Act.
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
      On March 29, 2004, the new British Columbia Business Corporations Act came into force, which allows the Company to prepare its financial statements either under Canadian or U.S. GAAP. The Company elected to prepare financial statements under U.S. GAAP commencing April 1, 2004. Prior to April 1, 2004, the Company’s consolidated financial statements were prepared under Canadian GAAP. The consolidated financial statements for all periods prior to April 1, 2004 presented in this Form 10-K have been converted to U.S. GAAP. U.S. GAAP conforms, in all material respects, with Canadian GAAP, except as described in the notes to the financial statements (specifically, note 22 of the notes to consolidated financial statements beginning on page F-40).
      The Selected Consolidated Financial Data below include the results of Artisan and Redbus from their acquisition dates of December 16, 2003 and October 17, 2005, respectively, onwards. Due to the acquisition, the Company’s results of operations for the year ended March 31, 2006 and 2005 and financial positions as at March 31, 2006, 2005 and 2004 are not directly comparable to prior reporting periods.

	Year Ended March 31,

	2006	2005	2004	2003	2002

	(Amounts in thousands, except per share amounts)
Statement of Operations Data:
Revenues	$951,228	$842,586	$375,910	$264,914	$234,770
Expenses:
Direct operating	460,943	355,922	181,298	133,922	133,051
Distribution and marketing	399,299	364,281	207,045	87,403	73,763
General and administration	70,326	69,460	42,826	29,267	32,034
Severance and relocation costs	—	—	5,575	—	—
Write-down of other assets	—	—	11,686	—	—
Gain on sale of studio facility	(4,872)	—	—	—	—
Depreciation	2,504	3,159	3,198	1,846	1,492

Total expenses	928,200	792,822	451,628	252,438	240,340

Operating Income (Loss)	23,028	49,764	(75,718)	12,476	(5,570)

Other Expenses (Income):
Interest expense	19,933	26,421	14,178	9,011	8,870
Interest rate swaps mark-to-market	(205)	(2,752)	(206)	3,163	—
Interest and other income	(4,304)	(3,440)	(136)	(77)	(435)
Minority interests	—	107	—	—	91
Other expense	—	—	—	—	1,351

Total other expenses, net	15,424	20,336	13,836	12,097	9,877

Income (Loss) Before Items Related to Equity Method Investees and Income Taxes	7,604	29,428	(89,554)	379	(15,447)
Write-down of equity interests	—	—	—	—	(24,052)
Gain on dilution of equity interests	—	—	—	—	2,186
Gain on sale of equity interests	—	—	—	2,131	—
Equity interests	(74)	(200)	(2,169)	(2,112)	(6,019)

Income (Loss) Before Income Taxes	7,530	29,228	(91,723)	398	(43,332)
Income tax provision (benefit)	1,434	8,947	373	1,821	(61)

Net Income (Loss)	6,096	20,281	(92,096)	(1,423)	(43,271)
Modification of warrants	—	—	(2,031)	—	—
Dividends on Series A preferred shares	—	—	(387)	(1,584)	(1,592)
Accretion and amortization on Series A preferred shares	—	—	(643)	(1,383)	(1,323)

Net Income (Loss) Available to Common Shareholders	$6,096	$20,281	$(95,157)	$(4,390)	$(46,186)

Basic Income (Loss) Per Common Share	$0.06	$0.21	$(1.35)	$(0.10)	$(1.08)
Diluted Income (Loss) Per Common Share	$0.06	$0.20	$(1.35)	$(0.10)	$(1.08)
Weighted average number of shares used in the computation of basic income (loss) per share	103,066	97,610	70,656	43,232	42,753
Weighted average number of shares used in the computation of diluted income (loss) per share	106,102	103,375	70,656	43,232	42,753

	Year Ended March 31,

	2006	2005	2004	2003	2002

	(Amounts in thousands, except per share amounts)
In Accordance with Canadian GAAP:
Revenues	$951,228	$842,586	$384,891	$293,073	$270,255
Net Income (Loss)	$(8,405)	$12,424	$(96,633)	$(562)	$(46,959)
Basic Income (Loss) Per Common Share	$(0.08)	$0.13	$(1.42)	$(0.10)	$(1.18)
Diluted Income (Loss) Per Common Share	$(0.08)	$0.12	$(1.42)	$(0.10)	$(1.18)
Other Data:
Cash flow provided by (used in) operating activities	123,012	95,496	(116,411)	17,490	(41,738)
Cash flow provided by (used in) investing activities	(165,334)	(1,312)	(149,730)	4,840	2,624
Cash flow provided by (used in) financing activities	(23,065)	10,918	267,171	(22,848)	40,188
Balance Sheet Data (at end of period):
Cash and cash equivalents	46,978	112,839	7,089	6,851	6,510
Investment in films and television programs	417,750	367,376	406,170	177,689	155,591
Total assets	1,053,249	854,629	762,683	340,691	337,791
Bank loans	—	1,162	326,174	125,345	139,857
Subordinated notes	385,000	390,000	65,000	—	—
Total liabilities	903,979	737,490	693,074	269,028	263,125
Redeemable preferred shares	—	—	—	28,031	26,928
Shareholders’ equity	149,270	117,139	69,609	43,632	47,738

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Overview
      Lions Gate Entertainment Corp. (“Lionsgate,” the “Company,” “we,” “us” or “our”) is a diversified independent producer and distributor of motion pictures, television programming, home entertainment, family entertainment, video-on-demand and music content. We release approximately 15 to 18 motion pictures theatrically per year. Our theatrical releases include films we produce in-house and films we acquire from third parties. We also have produced approximately 97 hours of television programming on average each of the last three years. Our disciplined approach to production, acquisition and distribution is designed to maximize our profit by balancing our financial risks against the probability of commercial success of each project. We currently distribute our library of approximately 3,000 motion picture titles and 2,500 television episodes and programs directly to retailers, video rental stores, and pay and free television channels in the US, UK and Ireland and indirectly to other international markets through third parties. We own a minority interest in CinemaNow, Inc. (“CinemaNow”), an internet video-on-demand provider. We also own a minority interest in Maple Pictures Corp. (“Maple Pictures”), a Canadian film and television distributor based in Toronto, Canada. We have an output arrangement with Maple Pictures through which we distribute our library and titles in Canada. During fiscal 2006, we purchased an aggregate of 4,033,996 shares of Image Entertainment, Inc. (“Image”), representing 18.94% of Image’s outstanding common shares as of March 31, 2006. Image is a home video and television distribution company specializing in digital media distribution of television programs, public domain and copyrighted feature films and music concerts.
      A key element of our strategy is to acquire individual properties, including films and television programs, libraries, and entertainment studios and companies, to enhance our competitive position and generate significant financial returns. During previous periods, we acquired and integrated into our business Artisan Entertainment Inc. (December 2003), a diversified motion picture, family and home entertainment company, and Trimark Holdings, Inc. (October 2000), a worldwide distributor of entertainment content that distributed directly in the US and through third parties to the rest of the world. During fiscal 2006 (on August 17, 2005), we acquired certain of the film assets and accounts receivable of Modern Entertainment, Ltd. (“Modern”), a licensor of film rights to DVD distributors, broadcasters and cable networks. In addition, on October 17, 2005, we acquired all outstanding shares of Redbus, an independent United Kingdom film distributor. We now have the ability to self-distribute our motion pictures in the UK and Ireland. As part of the Redbus transaction, we also acquired the Redbus library of approximately 130 films.

      Our revenues are derived from the following business segments:

•	Motion Pictures, which includes Theatrical, Home Entertainment, Television and International Distribution. Theatrical revenues are derived from the domestic theatrical release of motion pictures in North America. Home entertainment revenues are derived from the sale of video and DVD releases of our own productions and acquired films, including theatrical releases and direct-to-video releases. Television revenues are primarily derived from the licensing of our productions and acquired films to the domestic cable, free and pay television markets. International revenues are derived from the licensing of our productions and acquired films to international markets on a territory-by-territory basis.

•	Television, which includes the licensing to domestic and international markets of one-hour and half-hour drama series, television movies and mini-series and non-fiction programming.

•	Studio Facilities, which included Lions Gate Studios and the leased facility Eagle Creek Studios, which derive revenue from rental of sound stages, production offices, construction mills, storage facilities and lighting equipment to film and television producers. The Company sold its studios facilities located in Vancouver, British Columbia on March 15, 2006. Our lease with Eagle Creek Studios ended on August 31, 2005. We are considering building a studio in New Mexico. Studios facilities comprised the Company’s studios facilities reporting segment (see note 18 of our accompanying consolidated financial statements). Therefore, the Company does not intend to report this segment in fiscal 2007.
      Our primary operating expenses include the following:

•	Direct Operating Expenses, which include amortization of production or acquisition costs, participation and residual expenses and provision for doubtful accounts.

•	Distribution and Marketing Expenses, which primarily include the costs of theatrical “prints and advertising” and of video and DVD duplication and marketing.

•	General and Administration Expenses, which include salaries and other overhead.
Our financial results include the results of Artisan and Redbus from their acquisition dates of December 16, 2003 and October 17, 2005, respectively, onwards. Due to the acquisition, the Company’s results of operations for the year ended March 31, 2006 and 2005 and financial positions as at March 31, 2006, 2005 and 2004 are not directly comparable to prior reporting periods.
Recent Developments
      Generally Accepted Accounting Principles (“GAAP”). On March 29, 2004, the new British Columbia Business Corporations Act came into force, which allows us to prepare our financial statements either under Canadian or U.S. GAAP. We have elected to prepare financial statements under U.S. GAAP commencing April 1, 2004. Therefore, these consolidated financial statements have been prepared in accordance with U.S. GAAP and amounts previously reported under Canadian GAAP have been restated under U.S. GAAP. We must disclose and quantify material differences with Canadian GAAP in our interim and annual financial statements through March 31, 2006. The differences for the years ended March 31, 2006 and 2005 are described in note 22 of our accompanying consolidated financial statements.
      Maple Pictures Corp. On April 8, 2005, we entered into library and output agreements with Maple Pictures, a Canadian corporation, for the distribution of Lionsgate’s motion picture, television and home video product in Canada. As part of this transaction, Maple Pictures purchased a majority of our interest in Christal Distribution, a number of production entities and other Lionsgate distribution assets in Canada. Maple Pictures was formed by two former Lionsgate executives and a third-party equity investor. We also acquired a minority interest in Maple Pictures. As a result of these transactions with Maple Pictures, Lionsgate recorded an investment in Maple Pictures of $2.0 million as of March 31, 2006 in other assets in the consolidated balance sheet.
      Our remaining interest in Christal Distribution was repurchased by Christal Distribution. As a result of the sale and repurchase of our interests, effective April 8, 2005, we no longer consolidate Christal Distributions.

      Modern Entertainment. On August 17, 2005, the Company acquired certain of the film assets, which included approximately 300 titles, and accounts receivable of Modern, a licensor of film rights to DVD distributors, broadcasters and cable networks for total consideration of $7.3 million, comprised of $3.5 million in cash and 399,042 shares of the Company’s common shares valued at $3.8 million. In addition, the Company recorded $0.2 million in direct transaction costs comprised primarily of legal costs incurred in connection with the purchased assets. The allocation of the Modern purchase price to the tangible assets acquired was $5.3 million to investment in films and television programs and $2.2 million to accounts receivable.
      Image. As described above, we own 18.94% of Image’s outstanding common shares as of March 31, 2006. In October 2005, we proposed to purchase 100% of Image’s outstanding common shares for $4.00 per common share in cash. This proposal was rejected by a special committee of Image’s board of directors. In connection with our consideration of strategic alternatives with respect to Image and to clarify Image’s corporate bylaws, we sought declaratory relief in the Delaware Court of Chancery. On June 5, 2006, the Court held that Image’s board of directors will not become classified until its 2006 annual meeting of stockholders, all of Image’s board of directors are up for election at the 2006 annual meeting of stockholders, and the board of directors does not have authority to amend Image’s bylaws, nor to amend Image’s certificate of incorporation without a stockholder vote. Subsequently, we selected a new slate for the Image board of directors and, on June 6, 2006, we submitted notice to Image of our intent to nominate this slate at Image’s 2006 annual meeting of stockholders.
      Redbus. On October 17, 2005, the Company acquired all outstanding shares of Redbus, an independent United Kingdom film distributor. Consideration for the Redbus acquisition was $35.5 million, comprised of a combination of $28.0 million in cash, $6.4 million in Lionsgate common shares and direct transaction costs of $1.1 million. In addition, the Company assumed other obligations (including accounts payable and accrued liabilities and film obligations) of $19.1 million. At the closing of the transaction the Company issued 643,460 common shares to Redbus Group Limited (“RGL”) valued at approximately $5.6 million, or $8.77 per share, and will issue up to an expected additional 94,937 common shares to RGL valued at approximately $0.8 million upon satisfaction of the terms of the escrow agreement to terminate on May 17, 2007. Direct transaction costs are considered liabilities assumed in the acquisition and, as such, are included in the purchase price. Direct transaction costs consist primarily of legal and accounting fees. The Company now has the ability to self-distribute its motion pictures in the UK and Ireland. The Company also acquired the Redbus library of approximately 130 films. Effective October 17, 2005, the Company’s credit facility was amended in connection with the acquisition of Redbus, to make available a portion of the credit facility for borrowing by Redbus in either U.S. dollars or British pounds sterling.
      The Redbus acquisition was accounted for as a purchase, with the results of operations of Redbus consolidated from October 17, 2005. Goodwill of $26.7 million represents the excess of purchase price over the fair value of the net identifiable tangible and intangible assets acquired. The allocation of the purchase price to the tangible and intangible assets acquired and liabilities assumed based on their fair values is preliminary and subject to completion of final appraisals.
      Lionsgate Studios. On March 15, 2006, the Company sold its studios facilities located in Vancouver, British Columbia. The purchase price of $35.3 million (net of commissions) was paid in cash. Certain assets, including, cash and accounts receivable, were excluded from the transaction. At March 15, 2006, the carrying value of studios’ property and equipment sold in the agreement was $28.3 million and was comprised primarily of land and buildings, with carrying values of $12.6 million and $14.8 million, respectively. At March 15, 2006, the carrying value of the goodwill within the studios reporting unit was $1.9 million. The agreement also required the Company to repay the remaining balances of its mortgages payable at the close of the transaction. On March 15, 2006, the Company paid the remaining mortgages balances of $16.8 million. The Company incurred mortgage penalty costs of less than $0.1 million in connection with the repayment of the mortgages which reduced the gain on sale of studios facilities recorded during the year ended March 31, 2006 in the consolidated statements of operations. In connection with the repayment of the remaining balances of its mortgages payable on its studio facilities, the Company terminated its CDN$20 million interest rate swap (see note 10 of our accompanying consolidated financial statements). The close-out value of the CDN$20 million interest rate swap was approximately $0.1 million, which the Company paid on March 15,

2006. The Company recorded a gain on the sale of the studio facilities of $4.9 million during the year ended March 31, 2006 in the consolidated statements of operations. The studios facilities reporting unit had revenues of $5.8 million for the year ended March 31, 2006 (2005 — $4.5 million; 2004 — $6.3 million) and segment profit of $3.5 million for the year ended March 31, 2006 (2005 — $2.2 million; 2004 — $4.0 million).
      Republic. In November 2005, our distribution rights to the Republic library expired and were not renewed. Following the expiration of these distribution rights, we entered into the six month non-exclusive sell-off period with respect to the Republic titles. During the sell-off period, the Company was permitted to sell its remaining Republic inventory. On May 31, 2006, our six month non-exclusive sell-off period with respect to the Republic titles expired.
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
      We capitalize costs of production and acquisition, including financing costs and production overhead, to investment in films and television programs. These costs are amortized to direct operating expenses in accordance with SoP 00-2. These costs are stated at the lower of unamortized films or television program costs or estimated fair value. These costs for an individual film or television program are amortized and participation and residual costs are accrued in the proportion that current year’s revenues bear to management’s estimates of the ultimate revenue at the beginning of the year expected to be recognized from exploitation, exhibition or sale of such film or television program over a period not to exceed ten years from the date of initial release. For previously released film or television programs acquired as part of a library, ultimate revenue includes estimates over a period not to exceed twenty years from the date of acquisition. Management regularly reviews and revises when necessary its ultimate revenue and cost estimates, which may result in a change in the rate of amortization of film costs and participations and residuals and/or write-down of all or a portion of the unamortized costs of the film or television program to its estimated fair value. No assurance can be given that unfavorable changes to revenue and cost estimates will not occur, which may result in significant write-downs affecting our results of operations and financial condition.
      Revenue Recognition. Revenue from the sale or licensing of films and television programs is recognized upon meeting all recognition requirements of SoP 00-2. Revenue from the theatrical release of feature films is recognized at the time of exhibition based on the Company’s participation in box office receipts. Revenue from the sale of videocassettes and DVDs in the retail market, net of an allowance for estimated returns and other allowances, is recognized on the later of receipt by the customer or “street date” (when it is available for sale by the customer). Under revenue sharing arrangements, rental revenue is recognized when the Company is entitled to receipts and such receipts are determinable. Revenues from television licensing are recognized when the feature film or television program is available to the licensee for telecast. For television licenses that include separate availability “windows” during the license period, revenue is allocated over the “windows.” Revenue from sales to international territories are recognized when access to the feature film or television program has been granted or delivery has occurred, as required under the sales contract, and the right to exploit the feature film or television program has commenced. For multiple media rights contracts with a fee for a single film or television program where the contract provides for media holdbacks, the fee is allocated to the various media based on management’s assessment of the relative fair value of the rights to exploit each media and is recognized as each holdback is released. For multiple-title contracts with a fee, the fee is allocated on a title-by-title basis, based on management’s assessment of the relative fair value of each title.
      Rental revenue from short-term operating leases of studio facilities is recognized over the term of the lease.
      Cash payments received are recorded as deferred revenue until all the conditions of revenue recognition have been met. Long-term, non-interest bearing receivables are discounted to present value.
      Reserves. Revenues are recorded net of estimated returns and other allowances. We estimate reserves for video returns based on previous returns and our estimated expected future returns related to current period sales on a title-by-title basis in each of the video businesses. There may be differences between actual returns and our historical experience. We estimate provisions for accounts receivable based on historical experience and relevant facts and information regarding the collectability of the accounts receivable.
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
      Goodwill. On April 1, 2001, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” Goodwill is reviewed annually for impairment within each fiscal year or between the annual tests if an event occurs or circumstances change that indicate it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value. The Company performs its annual impairment test as of December 31 in each fiscal year. The Company performed its annual impairment test on its goodwill as of December 31, 2005. No goodwill impairment was identified in any of the Company’s reporting units. Determining the fair value of reporting units requires various assumptions and estimates.
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

Recent Accounting Pronouncements
      Statement of Financial Accounting Standards Staff Position 115-1. In March 2004, the FASB ratified the measurement and recognition guidance and certain disclosure requirements for impaired securities as described in EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” In November 2005, the FASB issued FASB Staff Position SFAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“the FSP”). The FSP nullifies certain requirements of EITF Issue 03-1 and supersedes EITF Topic D-44, “Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value.” The FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss. The FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than temporary impairments. The FSP is effective for reporting periods beginning after December 15, 2005. The Company believes that the adoption of the FSP will not have a material effect on its results of operations, financial position or cash flows.
      Statement of Financial Accounting Standards No. 154. In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” a replacement of Accounting Principles Board Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” (“SFAS 154”). SFAS 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle (including voluntary changes). Previously, changes in accounting principles were generally required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the statement does not change the transition provisions of any existing accounting pronouncements. The Company will adopt this pronouncement beginning in fiscal year 2007 and does not believe adoption of SFAS 154 will have a material effect on its results of operations, financial position or cash flows.
      Statement of Financial Accounting Standards No. 123R. In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)). SFAS 123(R) revises SFAS No. 123 and eliminates the alternative to use the intrinsic method of accounting under APB No. 25. SFAS 123(R) requires all public companies accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments to account for these types of transactions using a fair-value-based method. The Company currently accounts for share-based payments to employees using the intrinsic value method as set forth in APB No. 25 “Accounting for Stock Issued to Employees.” As such, the Company generally recognizes no compensation cost for employee stock options. SFAS No. 123(R) eliminates the alternative to use APB No. 25’s intrinsic value method of accounting. Accordingly, the adoption of SFAS No. 123(R)’s fair value method will have an impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123(R) in prior periods, the impact would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income (loss) available to common shareholders and basic and diluted income (loss) per share in note 2(p). SFAS No. 123(R) permits companies to adopt its requirements using either a modified prospective method or a modified retrospective method. The Company has not yet determined which method it will utilize. The provisions of SFAS No. 123(R) are effective for financial statements with the first interim or annual reporting period beginning after June 15, 2005. However, the SEC announced on April 14, 2005 that it would provide for a phased-in implementation process for SFAS No. 123(R). As a result, the Company is not required to apply SFAS No. 123(R) until the period beginning April 1, 2006.
      EITF Issue No. 04-8. During the year ended March 31, 2005, the Company adopted EITF Issue No. 04-8 “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share,” which applied to reporting periods ending after the effective date of December 15, 2004. Under EITF Issue No. 04-8, all instruments that have embedded conversion features that are contingent on market conditions indexed to an issuer’s share price are included in diluted earnings per share computations (if dilutive) regardless of whether the market conditions have been met. On October 4, 2004, Lions Gate Entertainment Inc. sold the 2.9375% Notes. The 2.9375% Notes are convertible at the option of the holder, at any time prior to maturity, upon satisfaction of certain conversion contingencies, into common shares of Lions Gate Entertainment Corp., and therefore the 2.9375% Notes would be included in diluted earnings per share computations for the years ended March 31, 2006 and 2005 (if dilutive).

      Variable Interest Entities. In January 2003, the FASB issued FIN 46, which is effective for financial statements of public companies that have special purpose entities for periods ending after December 15, 2003 and for public companies without special purpose entities for periods ending after March 15, 2004. The standard establishes criteria to identify Variable Interest Entities (“VIEs”) and the primary beneficiary of such entities. An entity that qualifies as a VIE must be consolidated by its primary beneficiary. Accordingly, the Company has consolidated its VIE Christal Distribution as of March 31, 2005 and 2004. On April 8, 2005, we entered into library and output agreements with Maple Pictures, a Canadian corporation, for the distribution of Lionsgate’s motion picture, television and home video product in Canada. As part of this transaction, Maple Pictures purchased a majority of our interest in Christal Distribution. Our remaining interest in Christal Distribution was repurchased by Christal Distribution. As a result of the sale and repurchase of our interests, effective April 8, 2005, we no longer consolidated Christal Distributions, previously consolidated as a variable interest entity under FIN 46.
RESULTS OF OPERATIONS

Fiscal 2006 Compared to Fiscal 2005
      Consolidated revenues in fiscal 2006 of $951.2 million increased $108.6 million, or 12.9%, compared to $842.6 million in fiscal 2005.
      Motion pictures revenue of $812.4 million in fiscal 2006 increased $57.1 million, or 7.6%, compared to $755.3 million in fiscal 2005 due to the theatrical and video performance of theatrical releases during fiscal 2006. Theatrical revenue included in motion picture revenue of $145.5 million in fiscal 2006 increased $2.7 million, or 1.9%, compared to $142.8 million in fiscal 2005. In fiscal 2006, our top four performing theatrical titles represented individually between 13% to 26% of total theatrical revenue and in the aggregate 73% of total theatrical revenue. In fiscal 2005, our top four performing theatrical titles represented individually between 10% to 34% of total theatrical revenue and in the aggregate 77% of total theatrical revenue. Significant theatrical releases in fiscal 2006 included Saw II, Madea’s Family Reunion, Crash, Hostel, Lord of War, The Devil’s Rejects and Waiting. Significant theatrical releases in fiscal 2005 included Fahrenheit 9/11, Saw, Diary of a Mad Black Woman, The Punisher, Open Water, Godsend and The Cookout. Video revenue included in motion picture revenue of $527.2 million in fiscal 2006 increased $61.9 million, or 13.3%, compared to $465.3 million in fiscal 2005. Significant video releases in fiscal 2006 included Saw II, Crash, Diary of a Mad Black Woman, Lord of War, Waiting, The Devil’s Reject, Barbie and the Magic of Pegasus and Barbie Mermaidia. Significant video releases in fiscal 2005 included Saw, The Punisher, Barbie in the Princess and the Pauper, Open Water, Godsend, Dirty Dancing: Havana Nights, Barbie Fairytopia, The Cookout, The Cooler and Girl With a Pearl Earring. International revenue included in motion picture revenue of $61.2 million in fiscal 2006 decreased $18.3 million, or 23.0%, compared to $79.5 million in fiscal 2005. Significant international sales in fiscal 2006 included Saw II, In the Mix, Saw, Happy Endings, Hotel Rwanda and The Devil’s Rejects. Significant international sales in fiscal 2005 included The Punisher, Godsend, Prince and the Freshman, Final Cut, Open Water and Saw. Television revenue included in motion picture revenue of $72.9 million in fiscal 2006 increased $11.3 million, or 18.3%, compared to $61.6 million in fiscal 2005. Significant television license fees in fiscal 2006 included Saw, Diary of a Mad Black Woman, Crash, Open Water and The Cookout. Significant television license fees in fiscal 2005 included Fahrenheit 9/11, The Punisher, Cabin Fever, Godsend and Dirty Dancing: Havana Nights.
      Television production revenue of $132.9 million in fiscal 2006 increased by $50.1 million, or 60.5%, compared to $82.8 million in fiscal 2005. In fiscal 2006, 82 hours of one-hour series and 10 half-hours of half hour drama series were delivered, contributing domestic licensing revenue of $102.8 million and international and other revenue on one-hour series was $16.1 million. Also in fiscal 2006, television movies contributed revenue of $10.8 million, video releases of television product contributed revenue of $2.2 million, non-fiction programming contributed revenue of $0.5 million and other revenue was $0.5 million. In fiscal 2005, 48 hours of one-hour drama series were delivered contributing revenue of $42.0 million and international and other revenue on one-hour drama series was $16.6 million. Also in fiscal 2005, television movies contributed revenue of $18.1 million, video releases of television product contributed revenue of $1.3 million and other revenue was $1.9 million. Domestic deliveries of one-hour drama series in fiscal 2006 included 25 hours of Wildfire,

23 hours of The Dead Zone, 19 hours of Missing, 13 hours of The Cut and 10 half-hours of the drama series Weeds. Television movies in fiscal 2006 included Three Wise Guys. In fiscal 2005, domestic deliveries of one-hour series included 18 hours of Missing, 13 hours of Second Verdict, 12 hours of The Dead Zone and 5 hours of Five Days to Midnight. Television movies in fiscal 2005 included Widow on the Hill, Frankenstein, Baby for Sale, Infidelity and Brave New Girl. Video releases in fiscal 2005 included The Dead Zone, Five Days to Midnight and Brave New Girl. Fifteen hours of non-fiction programming were delivered during fiscal 2005.
      Studio facilities revenue of $5.8 million in fiscal 2006 increased $1.3 million, or 28.9%, compared to $4.5 million in fiscal 2005 due to increases in occupancy and rental rates year over year. On March 15, 2006, the Company sold its studios facilities located in Vancouver, British Columbia (see note 14 to our accompanying consolidated financial statements).
      Direct operating expenses include amortization, participation and residual expenses and provision for doubtful accounts. Direct operating expenses of $460.9 million for fiscal 2006 were 48.5% of revenue, compared to direct operating expenses of $355.9 million, which were 42.2% of revenue for fiscal 2005. Direct operating expenses as a percentage of revenue for the motion pictures segment increased year over year due to lower margins on the mix of titles released during fiscal 2006. The television segment in particular generated significant revenues during the period associated with higher direct operating expenses as a percentage of revenue. Direct operating expenses as a percentage of revenue for the motion pictures segment also increased due to a provision for doubtful accounts recorded this period, primarily for a video retail customer of $4.4 million and a reversal in the prior year of a $4.6 million provision for certain accounts receivable balances that had been previously reserved. These amounts were collected during fiscal 2005.
      Distribution and marketing expenses of $399.3 million in fiscal 2006 increased $35.0 million, or 9.6%, compared to $364.3 million in fiscal 2005 due to the theatrical releases during fiscal 2006. Theatrical P&A in fiscal 2006 of $173.5 million increased $17.4 million, or 11.1%, compared to $156.1 million in fiscal 2005. Theatrical P&A in fiscal 2006 included significant expenditure on the release of titles such as Saw II, Crash, Lord of War, Madea’s Family Reunion, In the Mix, The Devil’s Rejects, High Tension, Rize, Undiscovered, and Waiting. Undiscovered, Rize and Happy Endings, released theatrically during fiscal 2006 are not expected to be ultimately profitable titles. Theatrical P&A in fiscal 2005 included significant expenditures on the release of titles such as Saw, Open Water, Godsend, The Punisher, Diary of a Mad Black Woman, Fahrenheit 9/11, The Cookout and Beyond the Sea. Video distribution and marketing costs on motion picture and television product in fiscal 2006 of $209.8 million increased $12.1 million, or 6.1%, compared to $197.7 million in fiscal 2005 due to an increase in marketing and duplication costs related to the increase in video revenues generated during the year, primarily due to the release of Saw II, Diary of a Mad Black Woman, Crash, Lord of War, Waiting, The Devil’s Rejects, Ultimate Avenger and, Barbie and the Magic of Pegasus. Video distribution and marketing costs in fiscal 2005 included significant expenditure on the release of titles such as Saw, The Punisher, Open Water, Barbie in the Princess and the Pauper, Dirty Dancing: Havana Nights, Godsend, Barbie Fairytopia and The Cookout.
      General and administration expenses of $70.3 million in fiscal 2006 increased $0.8 million, or 1.2%, compared to $69.5 million in fiscal 2005, primarily due to a decrease in stock-based compensation expense, offset by an increase in professional fees. The decrease in stock-based compensation expense consists of a decrease in share appreciation rights expense of $8.2 million (fiscal 2006 included a recovery of SARs’ expense of $0.3 million and fiscal 2005 included an expense of $7.9 million), offset by an increase in amortization of unearned compensation expense on restricted share units granted during the year ended March 31, 2006 of $1.7 million. The Company did not grant any restricted share units in any period prior to the year ended March 31, 2006. The decrease in stock-based compensation expense was further offset by an increase in professional fees primarily due to fees associated with the documentation, assessment and testing of our internal controls as required by Section 404 of the Sarbanes Oxley Act. Fiscal 2005 included general and administration expenses for Christal of $1.7 million, a variable interest entity no longer consolidated effective April 2005 due to the sale of our interest in Christal. In fiscal 2006, $5.2 million of production overhead was capitalized compared to $2.8 million in fiscal 2005.

      During the year ended March 31, 2006, the Company recorded a gain of $4.9 million on the sale of its studios facilities located in Vancouver, British Columbia. The transaction was completed on March 15, 2006. Studios facilities comprised the Company’s studios facilities reporting segment.
      Depreciation of $2.5 million in fiscal 2006 decreased $0.7 million, or 21.9%, from $3.2 million in fiscal 2005, primarily due to certain assets reaching the end of their useful lives during fiscal 2006 and thus becoming fully depreciated.
      Fiscal 2006 interest expense of $19.9 million decreased $6.5 million, or 24.6%, from $26.4 million in fiscal 2005, primarily due to a write-off of deferred financing costs in the prior year and a decrease in interest and amortization of deferred financing fees on the credit facility, offset by an increase in interest and amortization of deferred financing fees on the subordinated notes. No amounts were outstanding under the credit facility during the year ended March 31, 2006, resulting in a decrease in interest on the credit facility. Fiscal 2006 includes a full year’s interest on the 4.875% Convertible Senior Subordinated Noted (“4.875% Notes”) issued December 2003, the 2.9375% Notes issued October 2004 and the 3.625% Notes issued February 2005, whereas fiscal 2005 includes a year’s interest on the 4.875% Notes, approximately six months of interest and amortization on the 2.9375% Notes and approximately two months of interest and amortization on the 3.625% Notes. Fiscal 2005 includes amortization of increased deferred financing fees on the amended credit facility and write-off of increased deferred financing fees of $3.4 million on the term loan portion of the amended credit facility which was repaid December 31, 2004.
      Interest rate swaps do not meet the criteria of effective hedges and, therefore, a fair valuation gain of $0.2 million was recorded in fiscal 2006 as compared to a fair valuation gain of $2.8 million recorded in fiscal 2005. The $100 million interest rate swap the Company had entered into commencing January 2003 ended September 30, 2005. The CDN$20 million interest rate swap a subsidiary of the Company had entered into commencing September 2003 and ending September 2008 was terminated on March 15, 2006 in connection with the repayment of the remaining balances of the mortgages payable on the studio facilities.
      Interest and other income of $4.3 million for the year ended March 31, 2006 increased $0.9 million, or 26.5% compared to $3.4 million for the year ended March 31, 2005. Interest income in fiscal 2006 was earned on the cash balance and available-for-sale investments held during the year ended March 31, 2006.
      Equity interests of $0.1 million for the year ended March 31, 2006 period includes $0.1 million equity interest in the loss of Maple Pictures consisting of 10% of the losses of Maple Pictures. Equity interests of $0.2 million in fiscal 2005 includes $0.2 million equity interest in the loss of CinemaNow which consists of approximately 30% of the losses of CinemaNow. The investment in CinemaNow made in July 2004 was reduced to nil by September 30, 2004 and, therefore, we did not record any additional losses, as we have no further funding requirements.
      The Company had income tax provision of $1.4 million in fiscal 2006, compared to $8.9 million in fiscal 2005. The Company’s actual income tax provision differs from these amounts as a result of several factors, including non-temporary differences, foreign income taxed at different rates, state and local income taxes and the utilization of acquired net operating losses. For fiscal 2006, the release of $0.8 million of valuation allowance was recorded as a reduction of goodwill for the initial recognition of tax benefits related to acquired deductible temporary differences and net operating losses, resulting in a non-cash deferred tax expense upon the utilization of pre-acquisition net operating losses. Income tax loss carryforwards amount to approximately $180.8 million for U.S. federal income tax purposes available to reduce income taxes over twenty years, $88.4 million for US state income tax purposes available to reduce income taxes over future years with varying expirations, $38.5 million for Canadian income tax purposes available to reduce income taxes over eight years and $4.5 million for United Kingdom income tax purposes available indefinitely to reduce future income taxes.
      Net income for the year ended March 31, 2006 was $6.1 million, or income per share of $0.06, on 103.1 million weighted average common shares outstanding. Diluted income per share for the year ended March 31, 2006 was $0.06. This compares to net income for the year ended March 31, 2005 was $20.3 million, or income per share of $0.21, on 97.6 million weighted average common shares outstanding. Diluted income per share for the year ended March 31, 2005 was $0.20.

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
      Television production revenue of $82.8 million in fiscal 2005 increased by $22.1 million, or 36.4%, compared to $60.7 million in fiscal 2004. In fiscal 2005, 48 hours of one-hour series were delivered contributing domestic licensing revenue of $42.0 million and international and other revenue on one-hour series was $16.6 million. Also in fiscal 2005, television movies contributed revenue of $18.1 million, video releases of television product contributed revenue of $2.9 million, non-fiction programming contributed revenue of $1.3 million and other revenue was $1.9 million. In fiscal 2004, 27 hours of one-hour drama series were delivered contributing revenue of $27.4 million and international and other revenue on one-hour drama series was $11.2 million. Also in fiscal 2004, television movies contributed revenue of $8.4 million, video releases of television product contributed revenue of $2.7 million and non-fiction programming contributed revenue of $9.6 million. Domestic deliveries of one-hour series in fiscal 2005 included 18 hours of Missing, 13 hours of Second Verdict, 12 hours of The Dead Zone and five hours of Five Days to Midnight. Television movies in fiscal 2005 included Widow on the Hill, Frankenstein, Baby for Sale, Infidelity and Brave New Girl. Video releases in fiscal 2005 included The Dead Zone, Five Days to Midnight and Brave New Girl. In fiscal 2004, domestic deliveries of one-hour series included Missing and The Dead Zone; television movies included Lucky Seven and Inappropriate Behavior and video releases included The Dead Zone, The Pilot’s Wife and Lucky Seven. 15 hours of non-fiction programming were delivered during fiscal 2005 compared to 84.5 hours in fiscal 2004. The decrease in revenue and hours of non-fiction programming is due to the disposition in July 2004 of the production operations of Termite Art, a division of the television segment.
      Studio facilities revenue of $4.5 million in fiscal 2005 decreased $1.8 million, or 28.6%, compared to $6.3 million in fiscal 2004 due to a decrease in occupancy and rental rates year over year.
      Direct operating expenses include amortization, participation and residual expenses and provision for doubtful accounts. Direct operating expenses of $355.9 million for fiscal 2005 were 42.2% of revenue, compared to direct operating expenses of $181.3 million, which were 48.2% of revenue in fiscal 2004. Direct operating expenses as a percentage of revenue for the motion pictures segment decreased year over year due to the margins on the mix of titles released during each year and fiscal 2004 also included additional amortization recorded on acquired libraries. Included in direct operating expenses in fiscal 2005 is a reversal of the provision for doubtful accounts of $4.6 million. The reversal is primarily due to collection of accounts receivable during fiscal 2005 that were previously reserved.
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
      General and administration expenses of $69.5 million in fiscal 2005 increased $26.7 million, or 62.4%, compared to $42.8 million in fiscal 2004, primarily due to an increase in salaries and benefits, professional fees and office and operations costs as a result of the increase in the number of employees and volume of operations due to the acquisition of Artisan in December 2003, offset by a decrease in legal fees and settlement expenses. Salaries and benefits also increased as fiscal 2005 included stock-price bonuses due under employment contracts and stock-based compensation expense related to share appreciation rights of $7.9 million. Professional fees increased primarily due to fees associated with the documentation, assessment and testing of our internal controls as required by section 404 of the Sarbanes Oxley Act. Effective March 31, 2004, Christal, a variable interest entity, was consolidated and, therefore, general and administration expenses of $2.5 million for Christal are recorded in fiscal 2005, but are not recorded in fiscal 2004. In fiscal 2005, $2.8 million of production overhead was capitalized compared to $2.9 million in fiscal 2004.
      Severance and relocation costs of $5.6 million in fiscal 2004 represent costs incurred by Lionsgate, associated with the acquisition of Artisan, which include property and lease abandonment costs of $2.5 million, the write-off of capital assets no longer in use of $2.1 million and severance of $1.0 million.
      Write-down of other assets of $11.7 million in fiscal 2004 consists of a provision of $3.6 million against a convertible promissory note and a provision of $8.1 million against convertible debentures and other receivables due from CinéGroupe. On November 8, 2002, the Company sold its investment in Mandalay for cash of $4.3 million and an interest bearing convertible promissory note totaling $3.3 million. The note, bearing interest at 6%, is payable $1.3 million on December 31, 2005, $1.0 million on December 31, 2006 and $1.0 million on December 31, 2007. At March 31, 2004, it was determined that the collectibility of the $3.3 million note and $0.3 million interest accrued on the note to March 31, 2004 was not reasonably assured and accordingly a provision was recorded against the note. During the year ended March 31, 2005, $0.2 million was collected on the note which was recorded as other income and the note was cancelled by the Company. In consideration, effective July 1, 2004, Mandalay agreed to pay contingent compensation based upon its receipt of investor funds and/or the production or performance of certain titles.
      During the year ended March 31, 2004, the Company evaluated it investment in CinéGroupe as CinéGroupe was unable to meet its financial obligations in the ordinary course of business and sought protection under the Companies Creditors Arrangement Act (“CCAA”) in December 2003. As a result of a CCAA filing, we determined that we do not have the ability to significantly influence CinéGroupe and that the collectibility of the amounts owing is unlikely. We recorded a provision at December 31, 2003 against convertible debentures and other receivables due from CinéGroupe, resulting in a write-down of amounts owed to us to nil.

      Depreciation of $3.2 million in fiscal 2005 remained consistent with depreciation of $3.2 million in fiscal 2004.
      Fiscal 2005 interest expense of $23.1 million increased $9.1 million, or 65.0%, from $14.0 million in fiscal 2004, primarily due to an increase in interest and amortization on subordinated notes, an increase in amortization and write-off of deferred financing costs on the credit facility and interest on promissory notes and advances acquired as part of the acquisition of Artisan. Fiscal 2005 includes interest and amortization on the 4.875% Convertible Senior Subordinated Noted (“4.875% Notes”) issued December 2003, the 2.9375% Notes issued October 2004 and the 3.625% Notes issued February 2005, whereas fiscal 2004 includes approximately three months of interest and amortization on the 4.875% Notes only. Fiscal 2005 includes amortization of increased deferred financing fees on the amended credit facility and write-off of increased deferred financing fees of $3.4 million on the term loan portion of the amended credit facility which was repaid December 31, 2004. Fiscal 2004 includes amortization of deferred financing fees and write-off of deferred financing fees of $2.0 million on the previous credit facility repaid December 2003. Interest on the credit facility decreased only slightly even though the credit facility balance was paid down significantly in the last six months of fiscal 2005 as interest rates also increased year over year. In fiscal 2005, $1.0 million interest is capitalized to production costs, compared to $1.3 million in fiscal 2004.
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
EBITDA
      EBITDA, defined as earnings before interest, interest rate swaps mark-to-market, income tax provision, depreciation, gain on sale of studio facility and minority interests of $20.6 million for the year ended March 31, 2006 decreased $32.3 million compared to EBITDA of $52.9 million for the year ended March 31, 2005, which increased $127.6 million compared to negative EBITDA of $74.7 million for the year ended March 31, 2004.

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
      The following table reconciles EBITDA to net income (loss):

	Year Ended March 31,

	2006	2005	2004

	(Amounts in thousands)
EBITDA, as defined	$20,586	$52,882	$(74,689)
Depreciation	(2,504)	(3,159)	(3,198)
Interest expense	(19,933)	(26,421)	(14,178)
Interest rate swaps mark-to-market	205	2,752	206
Interest income	4,304	3,281	136
Gain on sale of studio facility	4,872	—	—
Minority interests	—	(107)	—
Income tax provision	(1,434)	(8,947)	(373)

Net income (loss)	$6,096	$20,281	$(92,096)

      Refer to note 22 of the consolidated financial statements for reconciliation of net income (loss) reported under U.S. GAAP to net income (loss) reported under Canadian GAAP.
Liquidity and Capital Resources
      Our liquidity and capital resources are provided principally through cash generated from operations, issuance of subordinated notes, a credit facility with JP Morgan and a syndicate of banks and sale of common shares.
      Convertible Senior Subordinated Notes. In December 2003, Lions Gate Entertainment Inc. sold $60.0 million of 4.875% Notes that mature on December 15, 2010. We received $57.0 million of net proceeds, after paying placement agents’ fees. Offering expenses were $0.7 million. The 4.875% Notes are convertible, at the option of the holder, at any time before the close of business on the business day immediately preceding the maturity date of the 4.875% Notes, unless previously redeemed, into common shares of the Company at a conversion rate of 185.0944 shares per $1,000 principal amount of the 4.875% Notes, which is equal to a conversion price of approximately $5.40 per share. Lions Gate Entertainment Inc. may redeem the 4.875% Notes at its option on or after December 15, 2006 at 100% of their principal amount plus accrued and unpaid interest if the closing price of our common shares exceeds $9.45 per share for at least 20 trading days within a period of 30 consecutive trading days ending on the trading day before the date of notice of redemption.
      In October 2004, Lions Gate Entertainment Inc. sold $150 million of the 2.9375% that mature on October 15, 2024. We received $146.0 million of net proceeds after paying placement agents’ fees. Offering expenses were $0.7 million. The 2.9375% Notes are convertible at the option of the holder, at any time prior to maturity, upon satisfaction of certain conversion contingencies, into common shares of the Company at a conversion rate of 86.9565 shares per $1,000 principal amount of the 2.9375% Notes, which is equal to a conversion price of approximately $11.50 per share, subject to adjustment upon certain events. From October 15, 2009 to October 14, 2010, Lions Gate Entertainment Inc. may redeem the 2.9375% Notes at

100.839%; from October 15, 2010 to October 14, 2011, Lions Gate Entertainment Inc. may redeem the 2.9375% Notes at 100.420%; and thereafter at 100%.
      In February 2005, Lions Gate Entertainment Inc. sold $175 million of the 3.625% Notes that mature on March 15, 2025. We received $170.2 million of net proceeds after paying placement agents’ fees. Offering expenses were approximately $0.6 million. The 3.625% Notes are convertible at the option of the holder, at any time prior to maturity into common shares of the Company at a conversion rate of 70.0133 shares per $1,000 principal amount of the 3.625% Notes, which is equal to a conversion price of approximately $14.28 per share, subject to adjustment upon certain events. Lions Gate Entertainment Inc. may redeem the 3.625% Notes at its option on or after March 15, 2012 at 100% of their principal amount plus accrued and unpaid interest.
      Credit Facility. The Company entered into a $350 million credit facility in December 2003 consisting of a $200 million U.S. dollar-denominated revolving credit facility, a $15 million Canadian dollar-denominated revolving credit facility and a $135 million U.S. dollar-denominated term-loan. In anticipation of the proceeds from the 2.9375% Notes, the Company repaid $60 million of term loan with the revolving credit facility on September 30, 2004 and on October 4, 2004 used the proceeds from the 2.9375% Notes to partially repay the revolving credit facility. Therefore, on September 30, 2004, the term loan was reduced to $75 million and the credit facility to $290 million. On December 31, 2004, the Company repaid the term loan in full, thereby reducing the credit facility to $215 million at March 31, 2005. The repayment of the term loan resulted in the write-off of deferred financing fees of $3.4 million on the term loan portion of the credit facility which is recorded as interest expense. Effective March 31, 2005, the credit facility was amended to eliminate the $15 million Canadian dollar-denominated credit facility and increase the U.S. dollar denominated revolving credit facility by the same amount. At March 31, 2006, the Company had no borrowings (March 31, 2005 — nil) under the credit facility. The credit facility expires December 31, 2008 and bears interest at 2.75% over the Adjusted LIBOR or the Canadian Bankers Acceptance rate, or 1.75% over the U.S. or Canadian prime rates. The availability of funds under the credit facility is limited by the borrowing base, which is calculated on a monthly basis. Amounts available under the credit facility are also limited by outstanding letters of credit which amounted to $3.8 million at March 31, 2006. The borrowing base assets at March 31, 2006 totaled $461.6 million (March 31, 2005 — $405.1 million) and therefore $211.2 million is available under the credit facility at March 31, 2006. The Company is required to pay a monthly commitment fee of 0.50% per annum on the total credit facility of $215 million less the amount drawn. Right, title and interest in and to all personal property of Lions Gate Entertainment Corp. and Lions Gate Entertainment Inc. is pledged as security for the credit facility. The credit facility is senior to the Company’s film obligations and subordinated notes. The Company entered into a $100 million interest rate swap at an interest rate of 3.08%, commencing January 2003 and ended September 2005. The swap was in effect as long as three month LIBOR was less than 5.0%. The value of the interest rate swap at the maturity date of September 30, 2005 is nil (March 31, 2005 — $0.1 million). Changes in the fair value representing a fair valuation loss on the interest rate swap during the year ended March 31, 2006 are $0.1 million (2005 — gain of $2.5 million) and are included in the consolidated statements of operations. Our credit facility contains various covenants, including limitations on indebtedness, dividends, capital expenditures and overhead costs, and maintenance of certain financial ratios. There can be no assurances that we will remain in compliance with such covenants or other conditions under our credit facility in the future.
      Mortgages Payable. In connection with the sale of its studio facility, the Company paid the remaining mortgages balances of $16.8 million on March 15, 2006. As a result, the Company had mortgages payable of nil at March 31, 2006. The studio facility subsidiary of the Company had mortgages payable at March 31, 2005 of $18.6 million.
      Filmed Entertainment Backlog. Backlog represents the amount of future revenue not yet recorded from executed contracts for the licensing of films and television product for television exhibition and in international markets. Backlog at March 31, 2006 and 2005 is $143.9 million and $100.3 million, respectively. The increase in backlog is primarily due to contracts entered into on titles such as Saw II, Hostel, Lord of War, Madea’s Family Reunion, Devil’s Rejects, Waiting and In the Mix during the year ended March 31, 2006.

      Cash Flows Provided by/ Used in Operating Activities. Cash flows provided by operating activities in the year ended March 31, 2006 were $123.0 million compared to cash flows provided by operating activities in the year ended March 31, 2005 of $95.5 million and cash flows used in operating activities of $116.4 million in the year ended March 31, 2004. The increase in cash flows provided by operating activities in fiscal 2006 as compared to fiscal 2005 is primarily due to increases in amortization of films and television programs, film obligations and accounts payable and accrued liabilities, offset by an increase in investment in films and television programs and lower net income in fiscal 2006 as compared to fiscal 2005. In fiscal 2005, the Company earned net income of $20.3 million compared to net losses of $92.1 million in fiscal 2004, resulting in an increase in cash flows provided by operating activities.
      Cash Flows Used in Investing Activities. Cash flows used in investing activities of $165.3 million in the year ended March 31, 2006 included the purchase of a net $170.6 million of investments available-for-sale, $27.1 million for our acquisition of Redbus, net of cash acquired, less $5.5 million for purchases of property and equipment partially offset by cash received from the sale of our studios facilities of $34.9 million and from the sale of our investment in Christal Distribution of $2.9 million. Cash flows used in investing activities of $1.3 million in the year ended March 31, 2005 includes cash received on the disposition of the assets and liabilities of Termite Art, a division of the television segment, less $2.5 million for purchases of property and equipment. Cash flows used in investing activities of $149.7 million in the year ended March 31, 2004 were primarily for the acquisition of Artisan consisting of $168.8 million purchase price less cash acquired of $19.9 million.
      Cash Flows Provided by/ Used in Financing Activities. Cash flows used in financing activities in the year ended March 31, 2006 of $23.1 million were comprised primarily of $18.9 million used to pay off the remaining mortgages payable in connection with the Company’s sale of its studio facility and $5 million for the repayment of a promissory note. Cash flows provided by financing activities in the year ended March 31, 2005 of $10.9 million were primarily cash flows from the issuance of common shares due to the exercise of stock options and warrants and from the issuance of the 2.9375% and 3.625% Notes, offset by repayment of the credit facility. Cash flows provided by financing activities of $267.2 million in the year ended March 31, 2004 were primarily proceeds from the issuance of common shares and 4.875% Notes and an increase in funds from the credit facility, offset by payment for the repurchase of Series A preferred shares, payment of financing fees and net repayment of production loans and debt.
      Anticipated Cash Requirements. The nature of our business is such that significant initial expenditures are required to produce, acquire, distribute and market films and television programs, while revenues from these films and television programs are earned over an extended period of time after their completion or acquisition. We believe that cash flow from operations, cash on hand, credit facility availability and production financing availability will be adequate to meet known operational cash requirements for the foreseeable future, including the funding of future film and television production, film rights acquisitions and theatrical and video release schedules.
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

      Future annual repayments on debt and other financing obligations, initially incurred for a term of more than one year, as of March 31, 2006 are as follows:

	Year Ended March 31,

	2007	2008	2009	2010	2011	Thereafter	Total

	(Amounts in thousands)
Film obligations — Minimum guarantees and film production obligations initially incurred for a term of more than one year	$2,676	$31,185	$12,985	$—	$29,975	$—	$76,821
Film obligations — Film productions	19,205	—	—	—	—	—	19,205
Subordinated notes	—	—	—	—	60,000	325,000	385,000

	$21,881	$31,185	$12,985	$—	$89,975	$325,000	$481,026

      Principal debt and other financing obligation repayments due during the year ending March 31, 2007 of $21.9 million consists of $19.2 million owed to film production entities on delivery of titles. Principal repayments due are expected to be paid through cash generated from operations or from the available borrowing capacity from our revolving credit facility with JP Morgan. Approximately $57.4 million of our film production obligations initially incurred for a term of more than one year are non-interest bearing.
      Future commitments under contractual obligations by expected maturity date at March 31, 2006 are as follows:

	Year Ended March 31,

	2007	2008	2009	2010	2011	Thereafter	Total

	(Amounts in thousands)
Operating leases	$3,543	$3,655	$3,837	$3,833	$3,913	$2,551	$21,332
Employment and consulting contracts	11,953	5,556	1,121	—	—	—	18,630
Unconditional purchase obligations	41,926	23,168	3,000	2,900	900	—	71,894
Distribution and marketing commitments	17,728	19,999	—	—	—	—	37,727

	$75,150	$52,378	$7,958	$6,733	$4,813	$2,551	$149,583

      Unconditional purchase obligations relate to the purchase of film rights for future delivery, future film production and development obligations. Amounts due during the year ended March 31, 2007 of $75.2 million are expected to be paid through cash generated from operations or from the available borrowing capacity from our revolving credit facility with JP Morgan.

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
      Currency Rate Risk. We incur certain operating and production costs in foreign currencies and are subject to market risks resulting from fluctuations in foreign currency exchange rates. Our principal currency exposure is between Canadian and U.S. dollars. The Company enters into forward foreign exchange contracts to hedge foreign currency exposures on future production expenses denominated in Canadian dollars. As of March 31, 2006, we had outstanding contracts to sell US$12.8 million in exchange for CDN$14.9 million over a period of five weeks at a weighted average exchange rate of CDN$1.1642. Changes in the fair value representing an unrealized fair value loss on foreign exchange contracts outstanding during the year ended March 31, 2006 amounted to less than $0.1 million and are included in accumulated other comprehensive income (loss), a separate component of shareholders’ equity. During the year ended March 31, 2006, we completed foreign exchange contracts denominated in Canadian dollars. The net gains resulting from the completed contracts were $1.1 million. These contracts are entered into with a major financial institution as counterparty. We are exposed to credit loss in the event of nonperformance by the counterparty, which is limited to the cost of replacing the contracts, at current market rates. We do not require collateral or other security to support these contracts.
      Interest Rate Risk. Our principal risk with respect to our debt is interest rate risk, to the extent not mitigated by interest rate swaps. We currently have minimal exposure to cash flow risk due to changes in market interest rates related to our outstanding debt and other financing obligations. Our credit facility has a nil balance at March 31, 2006. Other financing obligations subject to variable interest rates include $38.7 million owed to film production entities on delivery of titles.
      The table below presents repayments and related weighted average interest rates for our interest-bearing debt and other obligations at March 31, 2006.

	Year Ended March 31,

	2007	2008	2009	2010	2011	Thereafter	Total

	(Amounts in thousands)
Bank loans:
Variable(1)	$—	$—	$—	$—	$—	$—	$—
Film obligations —
Film productions:
Variable(2)	19,205	19,448	—	—	—	—	38,653
Subordinated notes:
Fixed(3)	—	—	—	—	60,000	—	60,000
Fixed(4)	—	—	—	—	—	150,000	150,000
Fixed(5)	—	—	—	—	—	175,000	175,000

	$19,205	$19,448	$—	$—	$60,000	$325,000	$423,653

(1)	Revolving credit facility, which expires December 31, 2008. At March 31, 2006, the Company had no borrowings under this facility.

(2)	Amounts owed to film production entities on delivery of titles. The film production entities incurred average variable interest rates at March 31, 2006 of U.S. prime minus 4.44%.

(3)	4.875% Notes with fixed interest rate equal to 4.875%.

(4)	2.9375% Notes with fixed interest rate equal to 2.9375%.

(5)	3.625% Notes with fixed interest rate equal to 3.625%.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
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
      As of March 31, 2006, the end of the period covered by this report, the Company’s management had carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures were effective.
Internal Control Over Financial Reporting

Management’s Annual Report on Internal Control Over Financial Reporting
      Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•	provide reasonable assurance that (a) transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and (b) that our receipts and expenditures are being recorded and made only in accordance with management’s authorizations;

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets.
      A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Projections of any evaluation of the effectiveness of internal control over financial reporting to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      Our management has made an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2006. Management based its assessment on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

      Based on this assessment, our management has concluded that, as of March 31, 2006, the Company maintained effective internal control over financial reporting.

Changes in Internal Control Over Financial Reporting
      As previously disclosed in our Annual Report on Form 10-K for 2005, and our Quarterly Reports on Form 10-Q for the first three quarters of our fiscal year ended March 31, 2006 management had identified material weaknesses in internal controls over financial reporting as a result of its annual assessment of its internal controls over financial reporting for the year ended March 31, 2005 related to the following areas:

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
      As disclosed in our Quarterly Reports on Form 10-Q for the first three quarters of our fiscal year ended March 31, 2006 management was addressing the material weaknesses noted above. In the fourth quarter we completed the implementation and testing of the previously disclosed remedial measures put in place to address these material weaknesses. In connection with this testing, and in connection with the evaluation described in the above paragraph (“Disclosure Controls and Procedures”), management has determined the material weaknesses identified above have been remediated as of March 31, 2006.
      The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting. Their report is included below.
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of Lions Gate Entertainment Corp.
      We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Lions Gate Entertainment Corp. maintained effective internal control over financial reporting as of March 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Lions Gate Entertainment Corp.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
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
      In our opinion, management’s assessment that Lions Gate Entertainment Corp. maintained effective internal control over financial reporting as of March 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Lions Gate Entertainment Corp. maintained, in all material respects, effective internal control over financial reporting as of March 31, 2006, based on the COSO criteria.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Lions Gate Entertainment Corp. as of March 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2006 of Lions Gate Entertainment Corp. and our report dated June 14, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Los Angeles, California
June 14, 2006
ITEM 9B.     OTHER INFORMATION
      Not applicable.
PART III
Corporate Governance
      The Company’s Corporate Governance Guidelines are also available on the Company’s website at http://www.lionsgate.com. You may obtain a copy of the Company’s Corporate Governance Guidelines without charge through either of the Company’s principal executive offices.
      The Company has filed with the Securities and Exchange Commission its exhibits to Form 10-K, which include the Chief Executive Officer and Chief Financial Officer certifications required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. The Company has also filed with the NYSE the annual certification of its Chief Executive Officer for fiscal 2006, confirming that the Company was in compliance with NYSE corporate governance listing standards.

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
Directors
      The information relating to directors required by this item will be contained under the captions “Information Regarding Our Board of Directors and Committees of Our Board of Directors” in the Proxy Statement, and such information is incorporated herein by reference.
      The information required pursuant to Item 405 of Regulation S-K will be contained under the caption “Section 16(a) Beneficial Ownership Compliance” in the Proxy Statement, and such information is incorporated herein by reference.
      The information required pursuant to Item 406 of Regulation S-K will be contained under the caption “Codes of Conduct and Ethics” in the Proxy Statement, and such information is incorporated herein by reference.

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
      The information required by this item will be contained under the captions “Executive Compensation” and “Equity Compensation Plan Information for Fiscal 2006” in the Proxy Statement, and such information is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
      The information required by this item will be contained under the caption “Certain Relationships and Related Transactions” in the Proxy Statement, and such information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.
      The information required by this item will be contained under the items “Audit Fees,” “Audit-Related Fees,” “Tax Fees” and “All Other Fees” in the Proxy Statement, and such information is incorporated herein by reference.
PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
      (a) The following documents are filed as part of this report:

1. Financial Statements

The financial statements listed on the accompanying Index to Financial Statements are filed as part of this report at pages F-1 to F-60.

2. Financial Statement Schedules

Financial statement schedules are omitted because the required information is not applicable, or because the information required is included in the consolidated financial statements and notes thereto.

3. Exhibits

The exhibits listed on the accompanying Index to Exhibits are filed as part of this report.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 14, 2006.

LIONS GATE ENTERTAINMENT CORP.

By:	/s/ James Keegan

James Keegan
Chief Financial Officer
DATE: June 14, 2006
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates so indicated.
      Each person whose signature appears below authorizes each of Jon Feltheimer, Michael Burns, Wayne Levin and James Keegan, severally and not jointly, to be his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in such person’s name, place and stead, in any and all capacities, to sign any amendments to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006; granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, shall lawfully do or cause to be done by virtue hereof.

Signature	Title	Date

/s/ Mark Amin Mark Amin	Director	June 14, 2006

/s/ Normal Bacal Normal Bacal	Director	June 14, 2006

/s/ Michael Burns Michael Burns	Director	June 14, 2006

/s/ Arthur Evrensel Arthur Evrensel	Director	June 14, 2006

/s/ Jon Feltheimer Jon Feltheimer	Chief Executive Officer (Principal Executive Officer) and Co-Chairman of the Board of Directors	June 14, 2006

/s/ James Keegan James Keegan	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	June 14, 2006

/s/ Morley Koffman Morley Koffman	Director	June 14, 2006

Signature	Title	Date

/s/ Harald Ludwig Harald Ludwig	Co-Chairman of the Board of Directors	June 14, 2006

/s/ Laurie May Laurie May	Director	June 14, 2006

/s/ G. Scott Paterson G. Scott Paterson	Director	June 14, 2006

/s/ Daryl Simm Daryl Simm	Director	June 14, 2006

Hardwick Simmons	Director	June 14, 2006

/s/ Brian V. Tobin Brian V. Tobin	Director	June 14, 2006

INDEX TO EXHIBITS

Exhibit
Number		Description of Documents

3	.1(14)	Articles
3.2		Notice of Articles
3	.3(14)	Vertical Short Form Amalgamation Application
3	.4(14)	Certificate of Amalgamation
4	.1(2)	Indenture dated as of December 3, 2003 among Lions Gate Entertainment Inc., Lions Gate Entertainment Corp. and J.P. Morgan Trust Company, National Association
4	.2(2)	Form of 4.875% Convertible Senior Subordinated Notes Due 2010
4	.3(2)	Form of Guaranty of 4.875% Convertible Subordinated Notes Due 2010
4	.4(3)	Indenture dated as of October 4, 2004 among Lions Gate Entertainment Inc., Lions Gate Entertainment Corp. and J.P. Morgan Trust Company, National Association
4	.5(3)	Form of 2.9375% Convertible Senior Subordinated Notes due 2024
4	.6(3)	Form of Guaranty of 2.9375% Convertible Senior Subordinated Notes due 2024
4	.7(4)	Indenture dated as of February 24, 2005 among Lions Gate Entertainment Inc., Lions Gate Entertainment Corp. and J.P. Morgan Trust Company, National Association
4	.8(4)	Form of 3.625% Convertible Senior Subordinated Notes due 2025
4	.9(4)	Form of Guaranty of 3.625% Convertible Senior Subordinated Notes due 2025
10	.1(5)	Amended Employees’ and Directors’ Equity Incentive Plan
10	.2(6)	Form of Incentive Plan Stock Option Agreement
10	.3(14)	2004 Performance Plan Restricted Share Unit Agreement
10	.4(13)	2004 Performance Incentive Plan
10	.5(14)	Form of 2004 Performance Incentive Plan Nonqualified Stock Option Agreement
10	.6(7)	Registration Rights Agreement by and among the Company, Mark Amin and Reza Amin, dated as of June 6, 2000
10.7		Director Compensation Summary
10	.8(9)	Employment Agreement between the Company and Jon Feltheimer, dated August 15, 2003
10	.9(10)	Employment Agreement between the Company and Steve Beeks for employment by Lions Gate Entertainment Inc., dated December 15, 2003
10	.10(9)	Employment Agreement between the Company and Michael Burns, dated September 1, 2003
10.11		Employment Agreement between the Company and James Keegan, dated February 21, 2006 and entered into as of April 4, 2006
10.12		Employment Agreement between the Company and Wayne Levin, dated April 1, 2006 and entered into as of May 9, 2006
10.13		Employment Agreement between the Company and Marni Wieshofer, dated January 5, 2006 and entered into as of March 7, 2006
10	.14(9)	Amended and Restated Credit, Security, Guaranty and Pledge Agreement, dated as of December 15, 2003 among Lions Gate Entertainment Corp., Lions Gate Entertainment Inc., the Guarantors referred to therein, the Lenders referred to therein, JP Morgan Chase Bank, JP Morgan Chase Bank (Toronto Branch), Fleet National Bank and BNP Paribas, dated as of December 15, 2003
10	.15(2)	Amendment No. 1 to the Company’s Amended and Restated Credit, Security, Guaranty and Pledge Agreement, dated as of June 15, 2004, by and among Lions Gate Entertainment Corp., Lions Gate Entertainment Inc., the Guarantors referred to therein, the Lenders referred to therein, JP Morgan Chase Bank, JP Morgan Chase Bank (Toronto Branch), Fleet National Bank and BNP Paribas, dated as of December 15, 2003

Exhibit
Number		Description of Documents

10	.16(3)	Amendment No. 2 to the Amended and Restated Credit, Security, Guaranty and Pledge Agreement, dated as of September 22, 2004, by and among Lions Gate Entertainment Corp., Lions Gate Entertainment Inc., the Guarantors referred to therein, the Lenders referred to therein, JP Morgan Chase Bank, JP Morgan Chase Bank (Toronto Branch), Fleet National Bank and BNP Paribas, dated as of December 15, 2003
10	.17(11)	Amendment No. 3 to the Amended and Restated Credit, Security, Guaranty and Pledge Agreement, dated as of December 31, 2004, by and among Lions Gate Entertainment Corp., Lions Gate Entertainment Inc., the Guarantors referred to therein, the Lenders referred to therein, JP Morgan Chase Bank, JP Morgan Chase Bank (Toronto Branch), Fleet National Bank and BNP Paribas, dated as of December 15, 2003
10	.18(11)	Amendment No. 4 to the Amended and Restated Credit, Security, Guaranty and Pledge Agreement, dated as of February 15, 2005, by and among Lions Gate Entertainment Corp., Lions Gate Entertainment Inc., the Guarantors referred to therein, the Lenders referred to therein, JP Morgan Chase Bank, National Association, JP Morgan Chase Bank, National Association (Toronto Branch), Fleet National Bank and BNP Paribas, dated as of December 15, 2003
10	.19(12)	Amendment No. 5 to the Amended and Restated Credit, Security, Guaranty and Pledge Agreement, dated as of March 31, 2005, by and among Lions Gate Entertainment Corp., Lions Gate Entertainment Inc., the Guarantors referred to therein, the Lenders referred to therein, JP Morgan Chase Bank, National Association, JP Morgan Chase Bank, National Association (Toronto Branch), Fleet National Bank and BNP Paribas, dated as of December 15, 2003
10	.20(16)	Amendment No. 6 to the Amended and Restated Credit, Security, Guaranty and Pledge Agreement, dated as of June 21, 2005, by and among Lions Gate Entertainment Corp., Lions Gate Entertainment Inc., the Guarantors referred to therein, the Lenders referred to therein, JP Morgan Chase Bank, National Association, JP Morgan Chase Bank, National Association (Toronto Branch), Fleet National Bank and BNP Paribas, dated as of December 15, 2003
10	.21(16)	Amendment No. 7 to the Amended and Restated Credit, Security, Guaranty and Pledge Agreement, dated as of October 17, 2005, by and among Lions Gate Entertainment Corp., Lions Gate Entertainment Inc., the Guarantors referred to therein, the Lenders referred to therein, JP Morgan Chase Bank, National Association, JP Morgan Chase Bank, National Association (Toronto Branch), Fleet National Bank and BNP Paribas, dated as of December 15, 2003
10	.22(14)	Amendment to January 5, 2000 Incentive Plan Stock Option Agreement between the Company and Michael Burns, dated December 11, 2001
10	.23(14)	Amendment to January 5, 2000 Incentive Plan Stock Option Agreement between the Company and Jon Feltheimer, dated December 11, 2001
10	.24(14)	Share Appreciation Rights Award Agreement between the Company and Steve Beeks, dated February 2, 2004
10	.25(14)	Clarification of Stock Appreciation Rights Award Letter for Steve Beeks, dated November 18, 2004
10	.26(15)	Partnership Interest Purchase Agreement, dated December 22, 2005, by and among Lions Gate Entertainment Corp., Lions Gate Films Corp., Bosa Development Corp., and 0742102 B.C. LTD.
10	.27(15)	Amendment to Partnership Interest Purchase Agreement Amendment and Removal of Conditions Precedent, January 23, 2006, by and among Lions Gate Entertainment Corp., Lions Gate Films Corp., Bosa Development Corp., and 0742102 B.C. LTD.
10.28		Agreement dated as of December 6, 2005 between Lions Gate Film, Inc. and Sobini Films, with respect to the distribution rights to the motion picture entitled “The Prince and Me II.”
10.29		Agreement dated as of March 24, 2005 between Lions Gate Films Inc. and Sobini Films, with respect to the distribution rights to the motion picture entitled “Streets of Legend.”
10.30		Agreement dated as of December 6, 2005 between Lions Gate Films Inc. and Sobini Films, with respect to the distribution rights to the motion picture entitled “Peaceful Warrior.”
10.31		Purchase Agreement dated March 17, 2006 between Lions Gate Entertainment Corp. and Icon International, Inc.

Exhibit
Number	Description of Documents

10.32	Vendor Subscription Agreement dated March 17, 2006 between Lions Gate Entertainment Corp. and Icon International, Inc.
10.33	Agreement, by and between Ignite, LLC and Lions Gate Films Inc., entered into June 13, 2006 and dated and effective as of March 13, 2006
21.1	Subsidiaries of the Company
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
24.1	Power of Attorney (Contained on Signature Page)
31.1	Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certification of CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on December 30, 2003 (File No. 1-14880)

(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004 (File No. 1-14880).

(3)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on October 4, 2004 (File No. 1-14880).

(4)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on February 25, 2005 (File No. 1-14880).

(5)	Incorporated by reference to the Company’s Definitive Proxy Statement dated August 13, 2001 (File No. 1-14880).

(6)	Incorporated by reference to the Company’s Registration Statement on Form S-2 under the Securities Act of 1933 dated April 30, 2003 (File No. 333-104836).

(7)	Incorporated by reference to the Company’s Registration Statement on Form F-4 under the Securities Act of 1933 dated August 18, 2000 (File No. 333-12406).

(8)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2003 as filed on June 30, 2003 (File No. 1-14880).

(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2003 (File No. 1-14880).

(10)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004 as filed on June 29, 2004 (File No. 1-14880).

(11)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on February 22, 2005 (File No. 1-14880).

(12)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on April 14, 2005 (File No. 1-14880).

(13)	Incorporated by reference to Amendment No. 1 to the Company’s Definitive Proxy Statement dated August 13, 2004 (File No. 1-14880).

(14)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005 as filed on June 29, 2005 (File No. 1-14880).

(15)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2005 (File No. 1-14880).

(16)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on October 18, 2005 (File No. 1-14880).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of Lions Gate Entertainment Corp.
      We have audited the accompanying consolidated balance sheets of Lions Gate Entertainment Corp. as of March 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lions Gate Entertainment Corp. at March 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2006, in conformity with U.S. generally accepted accounting principles.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Lions Gate Entertainment Corp.’s internal control over financial reporting as of March 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 14, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Los Angeles, California
June 14, 2006

LIONS GATE ENTERTAINMENT CORP.
CONSOLIDATED BALANCE SHEETS

	March 31,	March 31,
	2006	2005

	(Amounts in thousands,
	except share amounts)
ASSETS
Cash and cash equivalents	$46,978	$112,839
Restricted cash	820	2,913
Investments — auction rate preferreds and municipal bonds	167,081	—
Investments — equity securities	14,921	—
Accounts receivable, net of reserve for video returns and allowances of $73,366 (2005 — $58,449) and provision for doubtful accounts of $10,934 (2005 — $6,102)	182,659	150,019
Investment in films and television programs	417,750	367,376
Property and equipment	7,218	30,842
Goodwill	185,117	161,182
Other assets	30,705	29,458

	$1,053,249	$854,629

LIABILITIES
Bank loans	$—	$1,162
Accounts payable and accrued liabilities	188,793	134,200
Unpresented bank drafts	14,772	—
Film obligations	284,987	130,770
Subordinated notes	385,000	390,000
Mortgages payable	—	18,640
Deferred revenue	30,427	62,459
Minority interests	—	259

	903,979	737,490
Commitments and Contingencies

SHAREHOLDERS’ EQUITY
Common shares, no par value, 500,000,000 shares authorized, 104,422,765 at March 31, 2006 and 101,843,708 shares at March 31, 2005 issued and outstanding	328,771	305,662
Series B preferred shares (10 shares issued and outstanding)	—	—
Restricted common share units	5,178	—
Unearned compensation	(4,032)	—
Accumulated deficit	(177,130)	(183,226)
Accumulated other comprehensive loss	(3,517)	(5,297)

	149,270	117,139

	$1,053,249	$854,629

See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended	Year Ended
	March 31,	March 31,	March 31,
	2006	2005	2004

	(Amounts in thousands,
	except per share amounts)
Revenues	$951,228	$842,586	$375,910
Expenses:
Direct operating	460,943	355,922	181,298
Distribution and marketing	399,299	364,281	207,045
General and administration	70,326	69,460	42,826
Severance and relocation costs	—	—	5,575
Write-down of other assets	—	—	11,686
Gain on sale of studio facility	(4,872)	—	—
Depreciation	2,504	3,159	3,198

Total expenses	928,200	792,822	451,628

Operating income (loss)	23,028	49,764	(75,718)

Other expenses (income):
Interest expense	19,933	26,421	14,178
Interest rate swaps mark-to-market	(205)	(2,752)	(206)
Interest and other income	(4,304)	(3,440)	(136)
Minority interests	—	107	—

Total other expenses, net	15,424	20,336	13,836

Income (loss) before equity interests and income taxes	7,604	29,428	(89,554)
Equity interests	(74)	(200)	(2,169)

Income (loss) before income taxes	7,530	29,228	(91,723)
Income tax provision	1,434	8,947	373

Net income (loss)	6,096	20,281	(92,096)
Modification of warrants	—	—	(2,031)
Dividends on Series A preferred shares	—	—	(387)
Accretion and amortization on Series A preferred shares	—	—	(643)

Net income (loss) available to common shareholders	$6,096	$20,281	$(95,157)

Income (loss) per common share:
Basic income (loss) per common share	$0.06	$0.21	$(1.35)

Diluted income (loss) per common share	$0.06	$0.20	$(1.35)

Weighted average number of common shares outstanding:
Basic	103,066	97,610	70,656
Diluted	106,102	103,375	70,656
See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

			Series B		Restricted				Accumulated
	Common Shares		Preferred Shares		Common			Comprehensive	Other
					Share	Unearned	Accumulated	Income	Comprehensive
	Number	Amount	Number	Amount	Units	Compensation	Deficit	(Loss)	Loss	Total

	(Amounts in thousands, except share amounts)
Balance at March 31, 2003	43,231,921	$159,549	10	$—	$—	$—	$(108,350)		$(7,567)	$43,632
Issuance of common shares	44,951,056	103,176								103,176
Exercise of stock options	955,562	2,609								2,609
Exercise of warrants	275,400	1,377								1,377
Impact of previously modified stock options	—	1,740								1,740
Modification of warrants	—	2,031					(2,031)			—
Redemption of Series A preferred shares	—	566								566
Conversion of Series A preferred shares	4,201,957	9,453								9,453
Dividends on Series A preferred shares							(387)			(387)
Accretion and amortization on Series A preferred shares							(643)			(643)
Comprehensive income (loss):
Net loss							(92,096)	$(92,096)		(92,096)
Foreign currency translation adjustments								(440)	(440)	(440)
Net unrealized gain on foreign exchange contracts								622	622	622

Comprehensive loss								$(91,914)		—

Balance at March 31, 2004	93,615,896	$280,501	10	$—	$—	$—	$(203,507)		(7,385)	$69,609
Exercise of stock options	4,991,141	13,871								13,871
Exercise of warrants	3,220,867	10,842								10,842
Issuance to directors for services	15,804	137								137
Impact of previously modified stock options	—	311								311
Comprehensive income (loss):
Net income							20,281	$20,281		20,281
Foreign currency translation adjustments								2,374	2,374	2,374
Net unrealized loss on foreign exchange contracts								(286)	(286)	(286)

Comprehensive income								$22,369		—

Balance at March 31, 2005	101,843,708	$305,662	10	$—	$—	$—	$(183,226)		$(5,297)	$117,139
Exercise of stock options	361,310	1,408								1,408
Issuance to directors for services	20,408	203								203
Impact of previously modified stock options	—	27								27
Issuance of common shares in connection with acquisition of film assets	399,042	3,775								3,775
Issuance of common shares in connection with acquisition of common shares of Image Entertainment	1,104,004	11,537								11,537
Issuance of common shares in connection with acquisition of Redbus	643,460	5,643								5,643
Issuance of restricted share units					5,694	(5,694)				—
Amortization of restricted share units						1,662				1,662
Vesting of restricted share units	50,833	516			(516)					—
Comprehensive income (loss)
Net income							6,096	6,096		6,096
Foreign currency translation adjustments								2,223	2,223	2,223
Net unrealized loss on foreign exchange contracts								(356)	(356)	(356)
Unrealized loss on investments — available for sale								(87)	(87)	(87)

Comprehensive income								$7,876		—

Balance at March 31, 2006	104,422,765	$328,771	10	$—	$5,178	$(4,032)	$(177,130)		$(3,517)	$149,270

See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended	Year Ended
	March 31,	March 31,	March 31,
	2006	2005	2004

	(Amounts in thousands)
Operating Activities:
Net income (loss)	$6,096	$20,281	$(92,096)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation of property and equipment	2,504	3,159	3,198
Amortization and write-off of deferred financing costs	3,804	6,945	4,073
Amortization of films and television programs	253,279	213,346	136,082
Amortization of intangible assets	2,004	2,192	—
Non-cash stock-based compensation	1,881	448	1,740
Interest rate swaps mark-to-market	(205)	(2,752)	(206)
Gain on disposition of assets	—	(666)	—
Gain on sale of studio facility	(4,872)	—	—
Deferred income taxes	297	6,283	—
Relocation costs	—	—	2,131
Write-down of other assets	—	—	11,686
Minority interests	—	107	—
Equity interests	74	200	2,169
Changes in operating assets and liabilities, excluding the effects of acquisitions:
(Increase) decrease in restricted cash	2,093	(2,913)	—
Accounts receivable, net	(33,294)	(21,284)	(17,249)
Increase in investment in films and television programs	(284,711)	(171,272)	(192,098)
Other assets	(5,302)	(2,395)	6,913
Accounts payable and accrued liabilities	48,732	4,335	12,170
Unpresented bank drafts	14,772	—	—
Film obligations	147,218	15,594	1,818
Deferred revenue	(31,358)	23,888	3,258

Net Cash Flows Provided By (Used In) Operating Activities	123,012	95,496	(116,411)

Investing Activities:
Purchases of investments — auction rate preferreds and municipal bonds	(307,031)	—	—
Purchases of investments — equity securities	(3,470)	—	—
Sales of investments — auction rate preferreds and municipal bonds	139,950	—	—
Cash received from sale of investment	2,945	—	—
Cash received from disposition of assets, net	34,860	1,172	—
Acquisition of Redbus, net of cash acquired	(27,138)	—	—
Acquisition of Artisan Entertainment Inc., net of cash acquired	—	—	(148,870)
Purchases of property and equipment	(5,450)	(2,484)	(860)

Net Cash Flows Used In Investing Activities	(165,334)	(1,312)	(149,730)

Financing Activities:
Issuance of common shares	1,408	24,713	107,162
Redemption of Series A preferred shares	—	—	(18,090)
Dividends paid on Series A preferred shares	—	—	(387)
Financing fees	(546)	(1,612)	(11,402)
Increase in subordinated notes, net of issue costs	—	314,822	56,347
Repayment of subordinated notes	(5,000)	—	—
Increase (decrease) in bank loans	—	(325,111)	143,033
Proceeds from production loans	—	—	505
Repayment of production loans	—	—	(1,778)
Proceeds from mortgages payable	—	—	16,148
Repayment of mortgages payable	(18,927)	(1,894)	(24,367)

Net Cash Flows Provided By (Used In) Financing Activities	(23,065)	10,918	267,171

Net Change In Cash And Cash Equivalents	(65,387)	105,102	1,030
Foreign Exchange Effects On Cash	(474)	648	(792)
Cash And Cash Equivalents — Beginning Of Year	112,839	7,089	6,851

Cash And Cash Equivalents — End Of Year	$46,978	$112,839	$7,089

See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Operations
      Lions Gate Entertainment Corp. (“the Company” or “Lionsgate”) is a fully integrated entertainment company engaged in the development, production and distribution of feature films, television series, television movies and mini-series, non-fiction programming and animated programming. As an independent distribution company, the Company also acquires distribution rights from a wide variety of studios, production companies and independent producers.
      On December 15, 2003, the Company acquired Film Holdings Co., the parent company of Artisan Entertainment Inc. (“Artisan”) as described in note 14. The acquisition is included in the consolidated balance sheet and all operating results and cash flows have been included in the consolidated statements of operations and cash flows from the acquisition date.
      On October 17, 2005, the Company acquired all outstanding shares of Redbus, an independent United Kingdom film distributor as described in note 14. The acquisition is included in the consolidated balance sheet and all operating results and cash flows have been included in the consolidated statements of operations and cash flows from the acquisition date.
      On January 23, 2006, the Company entered into an amended agreement to sell its studios facilities located in Vancouver, British Columbia as described in note 14. The transaction was completed on March 15, 2006. Studios facilities comprised the Company’s studios facilities reporting segment. Certain assets, including, cash and accounts receivable, excluded from the transaction are included in the consolidated balance sheet as of March 31, 2006 and all operating results and cash flows have been included in the consolidated statements of operations and cash flows through the disposition date.

2.	Significant Accounting Policies

(a)	Generally Accepted Accounting Principles
      These consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) which conforms, in all material respects, with the accounting principles generally accepted in Canada (“Canadian GAAP”), except as described in note 22. The Canadian dollar and the U.S. dollar are the functional currencies of the Company’s Canadian and U.S. based businesses, respectively.
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
      The accompanying consolidated financial statements of the Company include the accounts of Lionsgate and all of its majority-owned and controlled subsidiaries, with a provision for minority interests. The Company reviews its relationships with other entities to identify whether it is the primary beneficiary of a variable interest entity (“VIE”). If the determination is made that the Company is the primary beneficiary, then the entity is consolidated in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities.” FIN 46 is effective for periods ending after March 15, 2004.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Investments in which the Company exercises significant influence, but does not control, are accounted for using the equity method of accounting. Investments in which there is no significant influence are accounted for using the cost method of accounting.
      All significant intercompany balances and transactions have been eliminated on consolidation.

(c)	Revenue Recognition
      Revenue from the sale or licensing of films and television programs is recognized upon meeting all recognition requirements of Statement of Position (SoP) 00-2 “Accounting by Producers or Distributors of Films.” Revenue from the theatrical release of feature films is recognized at the time of exhibition based on the Company’s participation in box office receipts. Revenue from the sale of videocassettes and digital video disks (“DVDs”) in the retail market, net of an allowance for estimated returns and other allowances, is recognized on the later of shipment to the customer or “street date” (when it is available for sale by the customer). Under revenue sharing arrangements, rental revenue is recognized when the Company is entitled to receipts and such receipts are determinable. Revenues from television licensing are recognized when the feature film or television program is available to the licensee for telecast. For television licenses that include separate availability “windows” during the license period, revenue is allocated over the “windows.” Revenue from sales to international territories are recognized when access to the feature film or television program has been granted or delivery has occurred, as required under the sales contract, and the right to exploit the feature film or television program has commenced. For multiple media rights contracts with a fee for a single film or television program where the contract provides for media holdbacks, the fee is allocated to the various media based on management’s assessment of the relative fair value of the rights to exploit each media and is recognized as each holdback is released. For multiple-title contracts with a fee, the fee is allocated on a title-by-title basis, based on management’s assessment of the relative fair value of each title.
      Rental revenue from short-term operating leases of studio facilities is recognized over the term of the lease.
      Shipping and handling costs are included under distribution and marketing expenses in the consolidated statements of operations.
      Cash payments received are recorded as deferred revenue until all the conditions of revenue recognition have been met. Long-term, non-interest bearing receivables are discounted to present value. At March 31, 2006, $16.7 million of accounts receivable are due beyond one year. The accounts receivable are due as follows: $11.2 million in fiscal 2008, $2.8 million in fiscal 2009, $2.6 million in fiscal 2010 and $0.1 million in fiscal 2011.

(d)	Cash and Cash Equivalents
      Cash and cash equivalents include cash and highly liquid debt investments with original maturities of ninety days or less when purchased and investments in money market mutual funds.

(e)	Restricted Cash
      Restricted cash represents an amount on deposit with a financial institution that is contractually designated for theatrical marketing expenses for a specific title. Refer to note 8 for the theatrical marketing obligation.

(f)	Investments
      Investments classified as available-for-sale are reported at fair value based on quoted market prices, with unrealized gains and losses excluded from earnings and reported as other comprehensive income (see

LIONS GATE ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
note 12). The cost of investments sold is determined in accordance with the specific identification method and realized gains and losses are included in interest income. The Company periodically assesses its available-for-sale investments for other than temporary impairment. Any such other than temporary impairment loss is recognized as a realized loss and measured as the excess of carrying value over fair value at the time the assessment is made.

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
      Investment in films and television programs is stated at the lower of amortized cost or estimated fair value. The valuation of investment in films and television programs is reviewed on a title-by-title basis, when an event or change in circumstances indicates that the fair value of a film or television program is less than its unamortized cost. The fair value of the film or television program is determined using management’s future revenue and cost estimates and a discounted cash flow approach. Additional amortization is recorded in the amount by which the unamortized costs exceed the estimated fair value of the film or television program. Estimates of future revenue involve measurement uncertainty and it is therefore possible that reductions in the carrying value of investment in films and television programs may be required as a consequence of changes in management’s future revenue estimates.
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
      Home video product inventory consists of videocassettes and DVDs and are stated at the lower of cost or market value (first-in, first-out method).

LIONS GATE ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(h)	Property and Equipment
      Property and equipment is carried at cost less accumulated depreciation. Depreciation is provided for using the following rates and methods:

Buildings	25 years straight-line
Computer equipment and software	2 - 5 years straight-line
Furniture and equipment	2 - 10 years straight-line
Leasehold improvements	Over the lease term or the useful life, whichever is shorter
      The Company periodically reviews and evaluates the recoverability of property and equipment. Where applicable, estimates of net future cash flows, on an undiscounted basis, are calculated based on future revenue estimates, if appropriate and where deemed necessary, a reduction in the carrying amount is recorded.

(i)	Goodwill
      Goodwill represents the excess costs of acquisition costs over the tangible and intangible assets acquired and liabilities assumed in various business acquisitions by the Company. Under Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” goodwill is no longer amortized but is reviewed for impairment annually within each fiscal year or between the annual tests if an event occurs or circumstances change that indicate it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value. The impairment test follows a two-step approach. The first step determines if the goodwill is potentially impaired, and the second step measures the amount of the impairment loss, if necessary. Under the first step, goodwill is considered potentially impaired if the value of the reporting unit is less than the reporting unit’s carrying amount, including goodwill. Under the second step, the impairment loss is then measured as the excess of recorded goodwill over the fair value of the goodwill, as calculated. The fair value of goodwill is calculated by allocating the fair value of the reporting unit to all the assets and liabilities of the reporting unit as if the reporting unit was purchased in a business combination and the purchase price was the fair value of the reporting unit. The Company has three reporting units with goodwill within its businesses: Motion Pictures; Television; and Studio Facilities. The Company performs its annual impairment test as of December 31 in each fiscal year. The Company performed its annual impairment test on its goodwill as of December 31, 2005. No goodwill impairment was identified in any of the Company’s reporting units. In March 2006, the Company sold its studios facilities as described in note 14. Studios facilities comprised the Company’s studios facilities reporting unit. The Company’s goodwill of $1.9 million within its studios facilities was completely recovered by the proceeds of the sale.

(j)	Other Assets
      Other assets include intangible assets, deferred print costs, an interest bearing convertible promissory note, deferred debt financing costs, equity investments and prepaid expenses.
      Intangible Assets. Intangible assets acquired in connection with the purchase of Artisan of $5.1 million represent distribution and personal service agreements and are amortized over a period of two to four years from the date of acquisition. In June 2005, the Company acquired all of the publishing assets of a music publishing company, for a total purchase price of $1.3 million in cash. The publishing rights are amortized over a three-year period from the date of acquisition. Amortization expense of $2.0 million was recorded for the year ended March 31, 2006 (2005 — $2.2 million; 2004 — $0.7 million). Based on the current amount of intangibles subject to amortization, the estimated amortization expense for each of the succeeding years is $0.9 million, $0.5 million and $0.1 million for the years ending March 31, 2007, 2008 and 2009, respectively. The Company reviews its intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss would be recognized

LIONS GATE ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. If an asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. No impairment was identified as of March 31, 2006. The Company also determined that the estimated useful lives of the intangible assets properly reflect the current estimated useful lives.
      Prints, Advertising and Marketing Expenses. The cost of film prints are expensed upon theatrical release and are included in operating expenses. The costs of advertising and marketing expenses are expensed as incurred. Advertising expenses for the year ended March 31, 2006 were $209.3 million (2005 — $175.8 million, 2004 — $109.8 million) which were recorded as distribution and marketing expenses.
      Debt Financing Costs. Amounts incurred in connection with obtaining debt financing are deferred and amortized, as a component of interest expense, over the earlier of the date of the earliest put option or term to maturity of the related debt obligation.
      Equity Method Investees. Other investments include companies, which are accounted for using the equity method. The Company’s equity method investees are periodically reviewed to determine whether there has been a loss in value that is other than a temporary decline. Estimates of net future cash flows on an undiscounted basis are used to assess whether there is a loss in value. At March 31, 2006, the Company held a 10% minority interest in Maple Pictures Corp. (“Maple Pictures”). The Company is accounting for the investment in Maple Pictures using the equity method. For further discussion of this investment refer to note 6.
      At March 31, 2006, other than our investment in Maple Pictures, all our other investments in equity method investees have been reduced to nil. Amounts recorded in the statement of operations related to these equity method investees are included in the gain on sale of equity interest and equity interests. For further discussion of these items refer to note 6.

(k)	Unpresented Bank Drafts
      Unpresented bank drafts represent checks issued and not yet presented for payment in excess of the cash balances at custodial banks. The applicable bank accounts are funded at the time the checks are presented for payment.

(l)	Income Taxes
      Income taxes are accounted for using SFAS No. 109, “Accounting for Income Taxes.” SFAS 109 requires an asset and liability approach for financial accounting and reporting for income taxes and allows recognition and measurement of deferred assets based upon the likelihood of realization of tax benefits in future years. Under this method, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Valuation allowances are established when management determines that it is more likely than not that some portion or all of the net deferred tax asset will not be realized. The financial effect of changes in tax laws or rates is accounted for in the period of enactment. The subsequent realization of net operating loss and general business credit carryforwards acquired in acquisitions accounted for using the purchase method of accounting is recorded as a reduction of goodwill.

(m)	Government Assistance
      The Company has access to government programs that are designed to promote film and television production and distribution in Canada. The Company also has access to similar programs in certain states within the U.S. that are designed to promote film and television production in those states.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Tax credits earned with respect to expenditures on qualifying film and television productions are included as an offset to investment in films and television programs when the qualifying expenditures have been incurred provided that there is reasonable assurance that the credits will be realized (refer to note 17).

(n)	Foreign Currency Translation
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

(o)	Derivative Instruments and Hedging Activities
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
      The Company enters into forward foreign exchange contracts to hedge its foreign currency exposures on future production expenses denominated in Canadian dollars. The Company evaluates whether the foreign exchange contracts qualify for hedge accounting at the inception of the contract. The fair value of the forward exchange contracts are recorded on the consolidated balance sheet. Changes in the fair value of the foreign exchange contracts that are effective hedges are reflected in accumulated other comprehensive income (loss), a separate component of shareholders’ equity and changes in the fair value of foreign exchange contracts that are ineffective hedges are reflected in the consolidated statement of operations. Gains and losses realized upon settlement of the foreign exchange contracts are amortized to the consolidated statement of operations on the same basis as the production expenses being hedged. The foreign exchange contracts entered into by the Company are considered effective cash flow hedges and accordingly the changes in the fair value of the foreign exchange contracts are included in accumulated other comprehensive income (loss), a separate component of shareholders’ equity until realized.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(p)	Stock-Based Compensation
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
      The weighted average estimated fair value of each stock option granted in the year ended March 31, 2006 was $3.61 (2005 — $2.80, 2004 — $0.86). The total stock compensation expense for disclosure purposes for the year ended March 31, 2006, based on the fair value of the stock options granted, was $2.0 million (2005 — $1.9 million, 2004 — $1.6 million) and the fair value of stock option modifications was nil (2005 — $0.3 million, 2004 — $0.9 million).
      For disclosure purposes the fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for stock options granted: a dividend yield of 0%, expected volatility of 33% (2005 — 33%, 2004 — 30%), risk-free interest rate of 4.0% (2005 — 4.0%, 2004 — 3.8%) and expected life of five years.
      The following pro forma basic and diluted income (loss) per common share includes stock-based compensation expense for stock options issued and modified, as described above:

	Year Ended	Year Ended	Year Ended
	March 31,	March 31,	March 31,
	2006	2005	2004

	(Amounts in thousands,
	except per share amounts)
Numerator:
Net income (loss) available to common shareholders	$6,096	$20,281	$(95,157)
Add: stock-based compensation expense calculated using intrinsic value method	27	311	1,740
Less: stock-based compensation expense for options issued and modified calculated using the fair value method	(2,044)	(2,257)	(2,460)

Pro forma net income (loss) available to common shareholders	$4,079	$18,335	$(95,877)

Denominator:
Weighted average common shares outstanding used in the computation of pro forma basic income (loss) per common share	103,066	97,610	70,656

Weighted average common shares outstanding used in the computation of pro forma diluted income (loss) per common share	106,102	103,375	70,656

Pro forma basic income (loss) per common share	$0.04	$0.19	$(1.36)

Pro forma diluted income (loss) per common share	$0.04	$0.18	$(1.36)

LIONS GATE ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(q)	Earnings Per Share
      The Company calculates earnings per share in accordance with SFAS No. 128, “Earnings Per Share.” Basic earnings per share is calculated based on the weighted average common shares outstanding for the period. Diluted earnings per share includes the impact of the convertible senior subordinated notes, convertible promissory notes, share purchase warrants, Series A preferred shares and stock options, if dilutive.

	Year Ended	Year Ended	Year Ended
	March 31,	March 31,	March 31,
	2006	2005	2004

	(Amounts in thousands,
	except per share amounts)
Basic and diluted income (loss) per common share is calculated as follows:
Numerator:
Net income (loss) available to common shareholders	$6,096	$20,281	$(95,157)

Denominator:
Weighted average common shares outstanding (basic)	103,066	97,610	70,656
Share purchase options	3,036	4,861	—
Share purchase warrants	—	904	—

Weighted average common shares outstanding (diluted)	106,102	103,375	70,656

Basic income (loss) per common share	$0.06	$0.21	$(1.35)

Diluted income (loss) per common share	$0.06	$0.20	$(1.35)

      Options to purchase 5,170,104 common shares (2005 — 5,767,266 common shares; 2004 — 9,267,163 common shares) at an average price of $4.19 (2005 — $4.29; 2004 — $2.77) were outstanding at March 31, 2006. No share purchase warrants to purchase common shares (2005 — nil; 2004 — 5,249,600 common shares at exercise prices of 2005 — nil; 2004 — $5.00) were outstanding at March 31, 2006. Effective June 27, 2005 the Company, pursuant to its 2004 Performance Incentive Plan, entered into restricted share unit agreements with certain employees and directors. During the year ended March 31, 2006, the Company awarded 570,375 restricted common share units under these agreements. At March 31, 2006, 508,667 restricted share units were outstanding. The 4.875% convertible senior subordinated notes with a principal amount of $60.0 million were outstanding at March 31, 2006 (2005 — $60.0 million; 2004 — $60.0 million ). These notes are convertible into common shares at a conversion rate of 185.0944 common shares per $1,000 principal amount of notes, which is equal to a conversion price of approximately $5.40 per share. The 2.9375% convertible senior subordinated notes with a principal amount of $150.0 million were outstanding at March 31, 2006 (2005 — $150.0 million; 2004 — nil). These notes are convertible into common shares at a conversion rate of 86.9565 common shares per $1,000 principal amount of notes, which is equal to a conversion price of approximately $11.50 per share. The 3.625% convertible senior subordinated notes with a principal amount of $175.0 million were outstanding at March 31, 2006 (2005 — $175.0 million; 2004 — nil). These notes are convertible into common shares at a conversion rate of 70.0133 common shares per $1,000 principal amount of notes, which is equal to a conversion price of approximately $14.28 per share.
      The restricted share units were anti-dilutive in the year ended March 31, 2006 and were not reflected in diluted income per common share for that period. The shares issuable on the potential conversion of the 4.875%, 2.9375% and 3.625% convertible senior subordinated notes were anti-dilutive in each of the years ended March 31, 2006 and 2005 and were not reflected in diluted income per common share for those periods. The share purchase options, the share purchase warrants, the Series A preferred shares, the convertible

LIONS GATE ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
promissory notes and the 4.875% convertible senior subordinated notes, if outstanding, were anti-dilutive in the year ended March 31, 2004 and were not reflected in diluted loss per common share for that period.

(r)	Use of Estimates
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

(s)	Reclassifications
      Certain amounts presented in prior years have been reclassified to conform to the current year’s presentation.

(t)	Recent Accounting Pronouncements
      Statement of Financial Accounting Standards Staff Position 115-1. In March 2004, the FASB ratified the measurement and recognition guidance and certain disclosure requirements for impaired securities as described in EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” In November 2005, the FASB issued FASB Staff Position SFAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“the FSP”). The FSP nullifies certain requirements of EITF Issue 03-1 and supersedes EITF Topic D-44, “Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value.” The FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss. The FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than temporary impairments. The FSP is effective for reporting periods beginning after December 15, 2005. The Company believes that the adoption of the FSP will not have a material effect on its results of operations, financial position or cash flows.
      Statement of Financial Accounting Standards No. 154. In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” a replacement of Accounting Principles Board Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” (“SFAS 154”). SFAS 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle (including voluntary changes). Previously, changes in accounting principles were generally required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the statement does not change the transition provisions of any existing accounting pronouncements. The Company will adopt this pronouncement beginning in fiscal year 2007 and does not believe adoption of SFAS 154 will have a material effect on its results of operations, financial position or cash flows.
      Statement of Financial Accounting Standards No. 123R. In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)). SFAS 123(R) revises

LIONS GATE ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
SFAS No. 123 and eliminates the alternative to use the intrinsic method of accounting under APB No. 25. SFAS 123(R) requires all public companies accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments to account for these types of transactions using a fair-value-based method. The Company currently accounts for share-based payments to employees using the intrinsic value method as set forth in APB No. 25 “Accounting for Stock Issued to Employees.” As such, the Company generally recognizes no compensation cost for employee stock options. SFAS No. 123(R) eliminates the alternative to use APB No. 25’s intrinsic value method of accounting. Accordingly, the adoption of SFAS No. 123(R)’s fair value method will have an impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123(R) in prior periods, the impact would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income (loss) available to common shareholders and basic and diluted income (loss) per share in paragraph (p) above. SFAS No. 123(R) permits companies to adopt its requirements using either a modified prospective method or a modified retrospective method. The Company has not yet determined which method it will utilize. The provisions of SFAS No. 123(R) are effective for financial statements with the first interim or annual reporting period beginning after June 15, 2005. However, the SEC announced on April 14, 2005 that it would provide for a phased-in implementation process for SFAS No. 123(R). As a result, the Company will not be required to apply SFAS No. 123(R) until the period beginning April 1, 2006.
      EITF Issue No. 04-8. During the year ended March 31, 2005, the Company adopted EITF Issue No. 04-8 “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share,” which applied to reporting periods ending after the effective date of December 15, 2004. Under EITF Issue No. 04-8, all instruments that have embedded conversion features that are contingent on market conditions indexed to an issuer’s share price are included in diluted earnings per share computations (if dilutive) regardless of whether the market conditions have been met. On October 4, 2004, Lions Gate Entertainment Inc., a wholly owned subsidiary of the Company sold $150.0 million 2.9375% Convertible Senior Subordinated Notes (“2.9375% Notes”) with a maturity date of October 15, 2024. The 2.9375% Notes are convertible at the option of the holder, at any time prior to maturity, upon satisfaction of certain conversion contingencies, into common shares of Lions Gate Entertainment Corp., and therefore the 2.9375% Notes would be included in diluted earnings per share computations for the years ended March 31, 2006 and 2005 (if dilutive).
      Variable Interest Entities. In January 2003, the FASB issued FIN 46, which is effective for financial statements of public companies that have special purpose entities for periods ending after December 15, 2003 and for public companies without special purpose entities for periods ending after March 15, 2004. The standard establishes criteria to identify Variable Interest Entities (“VIEs”) and the primary beneficiary of such entities. An entity that qualifies as a VIE must be consolidated by its primary beneficiary. Accordingly, the Company has consolidated its VIE Christal Films Distribution Inc. (“Christal”) as of March 31, 2005 and 2004. On April 13, 2005, Maple Pictures Corp. purchased a majority of the Company’s interest in Christal (refer to note 6). Also on April 13, 2005, Christal repurchased the Company’s remaining interest in Christal and therefore beginning April 2005, Christal is no longer being consolidated by the Company. The divestiture of the Company’s interest in Christal is not material to our consolidated financial statements.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Investments
      As of March 31, 2006, the cost, unrealized losses and carrying value of the Company’s available-for-sale investments were as follows:

		Unrealized
		Holding	Carrying
	Cost	Losses	Value

	(Amounts in thousands)
Auction Rate Preferreds
Auction rate preferred stock	$107,631	$—	$107,631
Auction rate notes	39,000	—	39,000

	146,631	—	146,631

Municipal Obligations
Municipal obligations	20,450	—	20,450

Equity Securities
Equity securities	15,008	(87)	14,921

	$182,089	$(87)	$182,002

      During the year ended March 31, 2006, the Company began investing in auction rate preferred stock and auction rate notes (collectively, the “auction rate preferreds”). Auction rate preferred stock is preferred stock with a dividend rate determined periodically, typically less than every 90 days, based on an auction mechanism. Auction rate notes are debt instruments. The interest rate for the auction rate notes will adjust to current market rates at each interest reset date, typically every seven, 28 or 35 days. The interest rates are impacted by various factors, including credit risk, tax risk, general market interest rate risk and other factors. Auction rate preferreds do not meet the definition of a cash equivalent since they do not have scheduled maturities of less than 90 days from investment. All of the Company’s $146.6 million investment in auction rate preferreds as of March 31, 2006 are invested in securities rated as “AAA.”
      All of the Company’s $20.5 million investments in municipal obligations as of March 31, 2006 are invested in securities rated at “AAA.”
      Equity securities are comprised of the Company’s investment in the common shares of Image Entertainment, Inc. (“Image”), a distributor of DVDs and entertainment programming. During the year ended March 31, 2006, the Company purchased in the open market 1,150,000 common shares of Image for $3.5 million in cash, representing an average cost per share of $3.02. Also during the year ended March 31, 2006 the Company completed a negotiated exchange with certain shareholders of Image in which the Company exchanged 1,104,004 of its common shares (at $10.45 per share) in return for 2,883,996 common shares of Image (at $4.00 per share). The cost on an exchanged basis of the additional 2,883,996 common shares of Image is $11.5 million. As of March 31, 2006, the Company held 4,033,996 common shares of Image acquired at an average cost per share of $3.72; the shares held by the Company represent approximately 18.9% of Image’s outstanding common shares. The closing price of Image’s common shares on March 31, 2006 was $3.70 per common share. As a result, the Company had an unrealized loss of $0.1 million on its investment in Image common shares as of March 31, 2006. The Company has reported the $0.1 million unrealized loss as other comprehensive loss in the consolidated statement of shareholder’s equity as of March 31, 2006.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      As of March 31, 2006, the contractual maturities of the Company’s investments available-for-sale were as follows:

		Fair
	Cost	Value

	(Amounts in thousands)
Due after ten years	$59,450	$59,450
Auction rate preferred stock	107,631	107,631
Equity securities	15,008	14,921

Total available for sale	$182,089	$182,002

4.	Investment in Films and Television Programs

	March 31,	March 31,
	2006	2005

	(Amounts in thousands)
Theatrical and Non-Theatrical Films
Released, net of accumulated amortization	$154,574	$113,536
Acquired libraries, net of accumulated amortization	105,144	109,805
Completed and not released	30,444	12,083
In progress	47,487	42,581
In development	3,104	2,302
Product inventory	28,179	26,029

	368,932	306,336

Direct-to-Television Programs
Released, net of accumulated amortization	36,003	21,098
In progress	12,311	39,221
In development	504	721

	48,818	61,040

	$417,750	$367,376

      Acquired libraries of $105.1 million at March 31, 2006 (March 31, 2005 — $109.8 million) include the Trimark library acquired October 2000, the Artisan library acquired December 2003 (refer to note 14), the Modern Entertainment, Ltd. (“Modern”) library acquired in August 2005 and the Redbus library acquired in October 2005 (refer to note 14). On August 17, 2005, the Company acquired certain of the film assets and accounts receivable of Modern, a licensor of film rights to DVD distributors, broadcasters and cable networks for total consideration of $7.3 million, comprised of $3.5 million in cash and 399,042 shares of the Company’s common shares valued at $3.8 million. In addition, the Company recorded $0.2 million in direct transaction costs comprised primarily of legal costs incurred in connection with the purchased assets. The allocation of the Modern purchase price to the assets acquired was $5.3 million to investment in films and television programs and $2.2 million to accounts receivable. The Trimark library is amortized over its expected revenue stream for a period of 20 years from the acquisition date. The remaining amortization period on the Trimark library at March 31, 2006 is 14.5 years on unamortized costs of $19.0 million. The Artisan library includes titles released at least three years prior to the date of acquisition and is amortized over its expected revenue stream for a period of 20 years from the date of acquisition. The remaining amortization period on the Artisan library at March 31, 2006 is 17.75 years on unamortized costs of $78.9 million. The Modern library is amortized over its expected revenue stream for a period of 20 years from the acquisition date. The remaining amortization period

LIONS GATE ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
on the Modern library at March 31, 2006 is 19.25 years on unamortized costs of $5.2 million. The Redbus library includes titles released at least three years prior to the date of acquisition and is amortized over its expected revenue stream for a period of 20 years from the date of acquisition. The remaining amortization period on the Redbus library at March 31, 2006 is 19.5 years on unamortized costs of $2.0 million.
      The Company expects approximately 46% of completed films and television programs, net of accumulated amortization will be amortized during the one-year period ending March 31, 2007. Additionally, the Company expects approximately 80% of completed and released films and television programs, net of accumulated amortization and excluding acquired libraries, will be amortized during the three year period ending March 31, 2009.
      Interest capitalized relating to productions during the year ended March 31, 2006 amounted to nil (2005 — $1.0 million; 2004 — $1.3 million).

5.	Property and Equipment

	March 31, 2006		March 31, 2005

		Accumulated		Accumulated
	Cost	Depreciation	Cost	Depreciation

	(Amounts in thousands)
Land held for leasing purposes	$—	$—	$11,988	$—
Buildings held for leasing purposes	—	—	19,875	5,024
Leasehold improvements	1,518	870	971	650
Furniture and equipment	1,072	949	3,359	2,632
Computer equipment and software	10,772	4,325	8,180	5,225

	$13,362	$6,144	$44,373	$13,531

Net book value		$7,218		$30,842

6.	Other Assets

	March 31,	March 31,
	2006	2005

	(Amounts in thousands)
Deferred financing costs, net of accumulated amortization	$15,626	$18,882
Prepaid expenses and other	13,037	6,476
Intangible assets, net	1,478	2,178
Deferred print costs	564	1,922

	$30,705	$29,458

      Deferred Financing Costs. Deferred financing costs primarily include costs incurred in connection with the credit facility (see note 7) and the issuance of the 4.875% Notes, the 2.9375% Notes and the 3.625% Notes (see note 9) and are deferred and amortized to interest expense.
      Intangible Assets. Intangible assets acquired in connection with the purchase of Artisan of $5.1 million represent distribution and personal service agreements and are amortized over a period of two to four years from the date of acquisition. In June 2005, the Company acquired all of the publishing assets of a music publishing company, for a total purchase price of $1.3 million in cash. The publishing rights are amortized over a three-year period from the date of acquisition. Amortization expense of $2.0 million was recorded for the year ended March 31, 2006 (2005 — $2.2 million). Based on the current amount of intangibles subject to

LIONS GATE ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
amortization, the estimated amortization expense for each of the succeeding years is $0.9 million, $0.5 million and $0.1 million for the years ending March 31, 2007, 2008 and 2009, respectively.

Equity Method Investees.
      Maple: On April 8, 2005, Lionsgate entered into library and output agreements with Maple Pictures, a Canadian corporation, for the distribution of Lionsgate’s motion picture, television and home video product in Canada. As part of this transaction, Maple Pictures purchased a majority of the Company’s interest in Christal Distribution, a number of production entities and other Lionsgate distribution assets in Canada. Maple Pictures was formed by two former Lionsgate executives and a third-party equity investor. Lionsgate also acquired a 10% minority interest in Maple Pictures.
      As a result of these transactions with Maple Pictures, Lionsgate recorded an investment in Maple Pictures of $2.1 million as of June 30, 2005 in other assets in the consolidated balance sheet. The Company is accounting for the investment in Maple Pictures using the equity method. For the year ended March 31, 2006, a loss of $0.1 million is recorded in equity interests in the consolidated statements of operations and the investment in Maple Pictures is $2.0 million as of March 31, 2006.
      At March 31, 2006, other investments in equity method investees have been reduced to nil, however the following transactions related to equity method investees occurred during the three years ended March 31, 2006.
      Mandalay: During fiscal 2003, the Company received distributions of $2.4 million from Mandalay Pictures, LLC (“Mandalay”) under a prior agreement and also recorded equity losses of $2.1 million against its remaining investment in Mandalay. On November 8, 2002, the Company sold its investment in Mandalay for cash of $4.3 million and an interest bearing convertible promissory note totaling $3.3 million. The gain of $2.1 million recorded on the sale was disclosed in the consolidated statement of operations for the year ended March 31, 2003 as gain on sale of equity interests. The note, bearing interest at 6%, is payable $1.3 million on December 31, 2005, $1.0 million on December 31, 2006 and $1.0 million on December 31, 2007. At March 31, 2004 it was determined that the collectibility of the note was not reasonably assured and accordingly, the Company recorded a provision of $3.6 million against its promissory note and accrued interest. The provision was disclosed in the consolidated statement of operations for the year ended March 31, 2004 as write-down of other assets. In October 2004, the Company collected $0.2 million in cash on the promissory note and recorded this amount as interest and other income in the consolidated statement of operations for the year ended March 31, 2005.
      CinemaNow: At March 31, 2006, the Company had a 30% equity interest in CinemaNow. The investment in CinemaNow was accounted for using the equity method. For the year ended March 31, 2004 a loss of $0.2 million is recorded in equity interests in the consolidated statement of operations and the investment in CinemaNow was reduced to nil by March 31, 2004. In July 2004, the Company purchased $0.2 million Series D Convertible Preferred Shares as part of an $11 million round of financing secured by CinemaNow. For the year ended March 31, 2005, a loss of $0.2 million is recorded in equity interests in the consolidated statement of operations and the investment in CinemaNow was nil at March 31, 2005.
      Christal: At March 31, 2005, the Company had a 75% economic interest and a 30% voting interest in Christal, a film distributor and sub-distributor in Quebec, Canada. At March 31, 2004, the Company identified Christal as a VIE as the voting rights of some investors in Christal are not proportional to the economic interests and substantially all of Christal’s activities either involved or were conducted on behalf of the Company with the disproportionately fewer voting rights as of the determination date. Additionally, the Company determined that it is the primary beneficiary as the Company would have to absorb greater than 50% of Christal’s expected losses and has the right to more than 50% of their expected residual returns. Under FIN 46, an entity that qualifies as a VIE must be consolidated by its primary beneficiary and therefore the

LIONS GATE ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Company consolidated Christal as at March 31, 2004. Prior to March 31, 2004, the investment in Christal was accounted for using the equity method. Therefore, for the year ended March 31, 2004 a loss in the amount of $0.1 million is recorded in equity interests in the consolidated statements of operations.
      On April 13, 2005, Maple Pictures Corp. purchased a majority of the Company’s interest in Christal. Also on April 13, 2005, Christal repurchased the Company’s remaining interest in Christal and therefore beginning April 2005, Christal is no longer being consolidated by the Company. The divestiture of the Company’s interest in Christal is not material to our consolidated financial statements.
      CinéGroupe Corporation: During the year ended March 31, 2004, the Company had a 29.4% investment in CinéGroupe Corporation (together with its subsidiaries Animation Cinepix Inc., “CinéGroupe”), a Canadian animation company, which had been accounted for under the equity method. In December 2003, the Company evaluated its investment in CinéGroupe as CinéGroupe was unable to meet its financial obligations in the ordinary course of business and sought protection under the Companies’ Creditors Arrangement Act (“CCAA”). As a result of the CCAA filing, the Company determined that it no longer had the ability to significantly influence CinéGroupe and began accounting for CinéGroupe under the cost method of accounting. The Company wrote off $8.1 million of convertible debentures and other receivables due from CinéGroupe which was disclosed in the consolidated statement of operations for the year ended March 31, 2004 as write-down of other assets. For the year ended March 31, 2004, prior to cost accounting for CinéGroupe, a loss in the amount of $1.9 million was recorded in other equity interests in the consolidated statements of operations. The investment in CinéGroupe was nil at March 31, 2006 and 2005 under the cost method of accounting.

7.	Bank Loans
      The Company entered into a $350 million credit facility in December 2003 consisting of a $200 million U.S. dollar-denominated revolving credit facility, a $15 million Canadian dollar-denominated revolving credit facility and a $135 million U.S. dollar-denominated term-loan. In anticipation of the proceeds from the 2.9375% Notes, the Company repaid $60 million of term loan with the revolving credit facility on September 30, 2004 and on October 4, 2004 used the proceeds from the 2.9375% Notes to partially repay the revolving credit facility. Therefore, on September 30, 2004, the term loan was reduced to $75 million and the credit facility to $290 million. On December 31, 2004, the Company repaid the term loan in full, thereby reducing the credit facility to $215 million at March 31, 2005. The repayment of the term loan resulted in the write-off of deferred financing fees of $3.4 million on the term loan portion of the credit facility which is recorded as interest expense. Effective March 31, 2005, the credit facility was amended to eliminate the $15 million Canadian dollar-denominated revolving credit facility and increase the U.S. dollar-denominated revolving credit facility by the same amount. At March 31, 2006, the Company had no borrowings (March 31, 2005 — nil) under the credit facility. The credit facility expires December 31, 2008 and bears interest at 2.75% over the Adjusted LIBOR or the Canadian Bankers Acceptance rate, or 1.75% over the U.S. or Canadian prime rates. The availability of funds under the credit facility is limited by the borrowing base, which is calculated on a monthly basis. Amounts available under the credit facility are also limited by outstanding letters of credit which amounted to $3.8 million at March 31, 2006. The borrowing base assets at March 31, 2006 totaled $461.6 million (March 31, 2005 — $405.1 million) and therefore $211.2 million is available under the credit facility at March 31, 2006. The Company is required to pay a monthly commitment fee of 0.50% per annum on the total credit facility of $215 million less the amount drawn. Right, title and interest in and to all personal property of Lions Gate Entertainment Corp. and Lions Gate Entertainment Inc. is pledged as security for the credit facility. The credit facility is senior to the Company’s film obligations and subordinated notes. The credit facility restricts the Company from paying cash dividends on its common shares. The Company entered into a $100 million interest rate swap at an interest rate of 3.08%, commencing January 2003 and ended September 2005. The swap was in effect as long as three month LIBOR was less than 5.0%. Fair market value of the interest rate swap at the maturity date of September 30, 2005 was nil

LIONS GATE ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(March 31, 2005 — $0.1 million). Changes in the fair value representing fair valuation losses on the interest rate swap during the year ended March 31, 2006 amount to $0.1 million (2005 — gains of $2.5 million) and are included in the consolidated statements of operations. On October 17, 2005, the Company amended the credit facility in connection with its acquisition of Redbus Film Distribution Limited and Redbus Pictures Limited (collectively, “Redbus”) to make available $10 million of the credit facility for borrowing by the new Redbus subsidiaries in either U.S. dollars or British pounds sterling.

8.	Film Obligations

	March 31,	March 31,
	2006	2005

	(Amounts in thousands)
Minimum guarantees	$22,865	$5,210
Minimum guarantees and production obligations initially incurred for a term of more than one year	76,821	18,081
Participation and residual costs	164,326	95,650
Theatrical marketing	1,770	1,665
Film productions	19,205	10,164

	$284,987	$130,770

      The Company expects approximately 61% of accrued participants’ shares will be paid during the one-year period ending March 31, 2007.
      Refer to note 2 for restricted cash contractually designated for the theatrical marketing obligation.

9.	Subordinated Notes
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
      The fair value of the 3.625% Notes is approximately $165 million based on current market quotes at March 31, 2006.
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
      The fair value of the 2.9375% Notes is approximately $152 million based on current market quotes at March 31, 2006.
      4.875% Notes. In December 2003, Lions Gate Entertainment Inc. sold $60.0 million of 4.875% Convertible Senior Subordinated Notes. The Company received $57.0 million of net proceeds after paying placement agents’ fees from the sale of $60.0 million of the 4.875% Notes. The Company also paid $0.7 million of offering expenses incurred in connection with the 4.875% Notes. Interest on the 4.875% Notes is due semi-annually on June 15 and December 15 commencing on June 15, 2004 and the 4.875% Notes mature on December 15, 2010. Lions Gate Entertainment Inc. may redeem all or a portion of the 4.875% Notes at its option on or after December 15, 2006 at 100% of their principal amount, together with accrued and unpaid interest through the date of redemption; provided, however, that the 4.875% Notes will

LIONS GATE ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
only be redeemable if the closing price of the Company’s common shares equals or exceeds $9.45 per share for at least 20 trading days within a period of 30 consecutive trading days ending on the day before the date of the notice of optional redemption.
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
      The fair value of the 4.875% Notes is approximately $115 million based on current market quotes at March 31, 2006.
      Promissory Note. On December 15, 2003, the Company assumed, as part of the purchase of Artisan, a $5.0 million subordinated promissory note to Vialta, Inc (“Promissory Note”) issued by Artisan which bears interest at 7.5% per annum compounded quarterly. The Promissory Note matured on April 1, 2005 and was paid during April 2005.

10.	Mortgages Payable
      In January 2006, the Company entered into an amended agreement to sell its studios facilities located in Vancouver, British Columbia (see note 14). The agreement required the partnership to pay off the remaining balances of its mortgages payable at the close of the transaction. On March 15, 2006, the Company paid the remaining mortgages balances of $16.8 million. As a result, the Company had no mortgages payable at March 31, 2006. The studio facility subsidiary of the Company had mortgages payable at March 31, 2005 of $18.6 million (bearing interest at 5.62% to 7.51%).
      The studio facility subsidiary of the Company entered into a CDN$20 million interest rate swap at a fixed interest rate of 5.62%, commencing September 2003 and ending September 2008. In connection with the payoff of the remaining balances of its mortgages payable on its studio facilities, the Company terminated the CDN$20 million interest rate swap. The close-out value of the CDN$20 million interest rate swap was approximately $0.1 million which the Company paid on March 15, 2006. The subsidiary did not require collateral or other security to support this contract. The subsidiary entered into the interest rate swap as a condition of its loan which stated the interest rates under the facility were to be fixed either by way of a fixed rate term loan or by way of an interest rate swap. During the year ended March 31, 2006, the subsidiary recorded interest expense of $1.0 million (2005 — $1.3 million; 2004 — $1.0 million), including amounts incurred under the interest rate swap, that approximates the amount they would have paid if they had entered into a fixed rate loan agreement. Fair market value of the interest rate swap at March 31, 2006 is nil (2005 — negative $0.3 million; 2004 — negative $0.6 million). The fair valuation gain for the year ended March 31, 2006 is $0.2 million (2005 — $0.3 million; 2004 — loss of $0.6 million).

11.	Series A Preferred Shares and Share Warrants
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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

12.	Accumulated Other Comprehensive Income (Loss)
      Components of accumulated other comprehensive income (loss) are as follows:

			Unrealized
	Foreign		Gain (Loss)	Accumulated
	Currency	Unrealized	on Foreign	Other
	Translation	Loss on	Exchange	Comprehensive
	Adjustments	Securities	Contracts	Income (Loss)

	(Amounts in thousands)
Balance at March 31, 2004	$(7,975)	$(32)	$622	$(7,385)
Current year change	2,374	32	(318)	2,088

Balance at March 31, 2005	(5,601)	—	304	(5,297)
Current year change	2,223	(87)	(356)	1,780

Balance at March 31, 2006	$(3,378)	$(87)	$(52)	$(3,517)

13.	Capital Stock

(a)	Common Shares
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
      The Plan authorizes the granting of options to purchase Company common shares at an option price at least equal to the weighted average price of the shares for the five trading days prior to the grant. The options generally vest within three years of grant, and have a maximum term of five years.
      On June 28, 2004, the Board of Directors adopted the 2004 Performance Incentive Plan (the “2004 Plan”). The shareholders approved the 2004 Plan at the 2004 Annual Meeting held on September 14, 2004. With the approval of the 2004 Plan, no new awards were granted under the Plan subsequent to the 2004 Annual Meeting. Any remaining shares available for additional grant purposes under the Plan may be issued under the 2004 Plan. The 2004 Plan provides for the issue of up to an additional 2.0 million common shares of the Company to eligible employees, directors, officers and other eligible persons through the grant of awards and incentives for high levels of individual performance and improved financial performance of the Company. The 2004 Plan authorizes stock options, share appreciation rights, restricted shares, share bonuses and other forms of awards granted or denominated in the Company’s common shares. The per share exercise price of an option granted under the 2004 Plan generally may not be less than the fair market value of a common share of the Company on the date of grant. The maximum term of an option granted under the 2004 Plan is ten years from the date of grant. At March 31, 2006, 377,004 common shares were available for grant under the 2004 Plan.
      On November 13, 2001, the Board of Directors of the Company resolved that 750,000 options, granted to certain officers of the Company to purchase common shares of the Company, be revised as stock appreciation rights (“SARs”) which entitle the holders to receive cash only and not common shares. The amount of cash received will be equal to the amount by which the trading price of common shares on the exercise notice date exceeds the SARs price of $5.00 multiplied by the number of options exercised. Any twenty-day average trading price of common shares prior to the exercise notice date has to be $6.00 or above in order for the officers to exercise their SARs. These SARs are not considered part of the Employees’ and Directors’ Equity Incentive Plan. The Company measures compensation expense as the amount by which the market value of common shares exceeds the SARs price. At March 31, 2006, the market price of common shares was $10.15 (March 31, 2005 — $11.05) and the SARs had all vested. Due to the reduction in market price of its common shares, the Company recorded a reduction in stock compensation expense in the amount of $0.7 million in general and administration expenses in the consolidated statement of operations for the year ended March 31, 2006 (2005 expenses — $3.6 million; 2004 expenses — $0.9 million). The expense is calculated by using the market price of common shares on March 31, 2006 less the SARs price, multiplied by the 750,000 SARs vested. At March 31, 2006, the Company has a stock-based compensation accrual in the amount of $3.8 million (March 31, 2005 — $4.5 million) included in accounts payable and accrued liabilities on the consolidated balance sheets relating to these SARs.
      On February 2, 2004, an officer of the Company was granted 1,000,000 SARs, which entitle the officer to receive cash only, and not common shares. The amount of cash received will be equal to the amount by which the trading price of common shares on the exercise notice date exceeds the SARs price of $5.20 multiplied by the number of SARs exercised. The SARs vest one quarter immediately on the award date and one quarter on each of the first, second and third anniversaries of the award date. These SARs are not considered part of the Employees’ and Directors’ Equity Incentive Plan. Applying FIN 28 “Accounting for Stock Appreciation

LIONS GATE ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Rights and Other Variable Stock Option or Award Plans,” the Company is accruing compensation expense over the service period, which is assumed to be the three year vesting period, using a graded approach and measures compensation cost as the amount by which the market value of common shares exceeds the SARs price times the SARs assumed to have vested under the graded approach. At March 31, 2006, the market price of common shares was $10.15 (March 31, 2005 — $11.05). The Company recorded stock-based compensation expense related to these SARs in the amount of $0.4 million in general and administration expenses in the consolidated statement of operations for the year ended March 31, 2006 (2005 — $4.3 million; 2004 — nil). During the year ended March 31, 2005 the officer exercised 150,000 of the vested SARs and the Company paid $0.9 million. The total expense is calculated by using the market price of common shares on March 31, 2006 less the SARs price, multiplied by the remaining 779,745 SARs assumed to have vested and adding the actual expense of $0.9 million for the 150,000 SARs exercised. At March 31, 2006, the Company has a stock-based compensation accrual of $3.9 million (March 31, 2005 — $3.5 million), included in accounts payable and accrued liabilities on the accompanying consolidated balance sheets relating to these SARs.
      Changes in stock options granted and outstanding for fiscal 2004, 2005 and 2006 were as follows:

		Weighted Average
	Number of Shares	Exercise Price

Outstanding at March 31, 2003	8,410,993	$2.73
Granted	2,215,500	2.98
Exercised	(955,562)	2.72
Forfeited	(260,022)	2.77
Expired	(143,746)	3.72

Outstanding at March 31, 2004	9,267,163	2.77
Granted	1,670,999	8.27
Exercised	(4,991,141)	2.78
Forfeited	(116,762)	6.48
Expired	(62,993)	2.98

Outstanding at March 31, 2005	5,767,266	4.29
Granted	201,000	9.96
Exercised	(361,310)	3.90
Forfeited	(429,691)	8.48
Expired	(7,161)	4.27

Outstanding at March 31, 2006	5,170,104	$4.19

      Outstanding and exercisable options at March 31, 2006 were as follows:

	Weighted Average
	Remaining
	Contractual Life of			Weighted Average	Weighted Average
	Outstanding			Exercise Price of	Exercise Price of
Price Range	Options	Outstanding	Exercisable	Outstanding Options	Exercisable Options

$1.90 to $ 2.95	1.13 Years	1,878,233	1,862,224	$2.54	$2.53
$3.00 to $ 4.26	1.97 Years	1,986,833	1,917,911	$3.05	$3.04
$4.62 to $ 5.22	2.64 Years	86,666	66,497	$4.83	$4.71
$7.65 to $10.44	3.36 Years	1,218,372	510,790	$8.54	$8.30

	2.00 Years	5,170,104	4,357,422	$4.19	$3.47

LIONS GATE ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Effective June 27, 2005 the Company, pursuant to its 2004 Performance Incentive Plan, entered into restricted share unit agreements with certain employees and directors. During the year ended March 31, 2006, the Company awarded 570,375, restricted common share units under these agreements. Upon issuance of the restricted common share units, an unamortized compensation expense equivalent to the market value of the common shares on the date of grant was charged to shareholders’ equity as unearned compensation. This unearned compensation will be amortized over the three-year vesting period. Compensation expense recorded for these restricted common share units was $1.7 million during the year ended March 31, 2006 and is included in general and administration expenses in the condensed consolidated statements of operations.
      The Company becomes entitled to an income tax deduction in an amount equal to the taxable income reported by the holders of the restricted share units when the restrictions are released and the shares are issued. Restricted share units are forfeited if the employees or directors terminate prior to the lapsing of restrictions. The Company records forfeitures of restricted share units, if any, as treasury share repurchases and any compensation costs previously recorded are reversed in the period of forfeiture. At March 31, 2006, 508,667 restricted share units were outstanding.
      Changes in restricted share units granted and outstanding for fiscal 2006 were as follows:

		Weighted Average
		Grant Date Fair
	Number of Shares	Value

Outstanding at March 31, 2005	—	$—
Granted	570,375	10.18
Vested	(50,833)	10.16
Forfeited	(10,875)	10.40

Outstanding at March 31, 2006	508,667	$10.18

      During the year ended March 31, 2005, two employees of the Company terminated their employment but continued to provide services as consultants. These employees had been granted 150,000 stock options, 66,668 of which had not vested as of the date of the change in employment status. The terms of the stock options require the grants to be forfeited upon change in status; however, the Company modified the terms to permit the two individuals to continue to vest in the options. The modified stock options that have not vested are accounted for prospectively as entirely new grants. Stock-based compensation expense of less than $0.1 million for the year ended March 31, 2006 (2005 — $0.3 million;) was recorded in general and administration expenses in the consolidated statements of operations under the fair value method because the individuals are now non-employees. As of March 31, 2006, all of these stock options had vested.
      During the year ended March 31, 2004, the Company modified the terms of 3,048,000 options of certain officers of the Company, extending the expiry dates to coincide with their employment contract dates. The vesting period and exercise prices were unchanged. Under the intrinsic value method, used for reporting purposes, the modification of these options is treated as an exchange of the original award for a new award and the resulting expense is recorded as stock-based compensation expense. There was no additional compensation expense for the year ended March 31, 2006 (2005 — nil, 2004 — $0.7 million). Under the fair value method, used for disclosure purposes, the value of the new award is measured as the fair value at the date the new award is granted and the value of the old award is its fair value immediately before its terms were modified. At March 31, 2004, there are no additional service requirements on these options and the $0.8 million incremental fair value relating to these options was expensed for disclosure purposes for the year ended March 31, 2004.
      During the year ended March 31, 2004, the Company modified the terms of 250,000 options of a certain past director of the Company, amending the price of the options to be consistent with those granted to other

LIONS GATE ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

14.	Acquisitions and Divestitures
      On March 15, 2006, the Company sold its studio facility located in Vancouver, British Columbia. The purchase price of $35.3 million (net of commissions) was paid in cash. Studios facilities comprised the Company’s studios facilities reporting segment (see note 18). Certain assets, including cash and accounts receivable balances were excluded from the transaction. At March 15, 2006, the carrying value of studios’ property and equipment sold in the agreement was $28.3 million and was comprised primarily of land and buildings, with carrying values of $12.6 million and $14.8 million, respectively. At March 15, 2006, the carrying value of the goodwill within the studios reporting unit was $1.9 million. The agreement also required the Company to repay the remaining balances of its mortgages payable at the close of the transaction. On March 15, 2006, the Company paid the remaining mortgages balances of $16.8 million. The Company incurred mortgage penalty costs of less than $0.1 million in connection with the repayment of the mortgages which reduced the gain on sale of studios facilities recorded during the year ended March 31, 2006 in the consolidated statements of operations. In connection with the repayment of the remaining balances of its mortgages payable on its studio facilities, the Company terminated its CDN$20 million interest rate swap (see note 10). The close-out value of the CDN$20 million interest rate swap was approximately $0.1 million, which the Company paid on March 15, 2006. The Company recorded a gain on the sale of the studio facilities of $4.9 million during the year ended March 31, 2006 in the consolidated statements of operations. The studios facilities reporting unit had revenues of $5.8 million for the year ended March 31, 2006 (2005 — $4.5 million; 2004 — $6.3 million) and segment profit of $3.5 million for the year ended March 31, 2006 (2005 — $2.2 million; 2004 — $4.0 million).
      On October 17, 2005, the Company acquired all outstanding shares of Redbus, an independent United Kingdom film distributor. Consideration for the Redbus acquisition was $35.5 million, comprised of a combination of $28.0 million in cash, $6.4 million in Lionsgate common shares and direct transaction costs of $1.1 million. In addition, the Company assumed other obligations (including accounts payable and accrued liabilities and film obligations) of $19.1 million. At the closing of the transaction the Company issued 643,460 common shares to Redbus Group Limited (“RGL”) valued at approximately $5.6 million, or $8.77 per share, and will issue up to an additional 94,937 common shares to RGL upon satisfaction of the terms of the escrow agreement. At March 31, 2006, the additional 94,937 common shares are valued at approximately $0.8 million. Direct transaction costs are considered liabilities assumed in the acquisition, and as such, are included in the purchase price. Direct transaction costs consist primarily of legal and accounting fees. The Company now has the ability to self-distribute its motion pictures in the UK and Ireland. The Company also acquired the Redbus library of approximately 130 films. Effective October 17, 2005, the credit facility was amended in connection with the acquisition of Redbus, to make available a portion of the credit facility for borrowing by Redbus in either U.S. dollars or British pounds sterling.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Redbus acquisition was accounted for as a purchase, with the results of operations of Redbus consolidated from October 17, 2005. Goodwill of $26.7 million represents the excess of the purchase price over the fair value of the net identifiable tangible and intangible assets acquired. The allocation of the purchase price to the tangible and intangible assets acquired and liabilities assumed based on their fair values is as follows:

(Amounts in
thousands)

Cash and cash equivalents	$1,962
Accounts receivable, net	3,062
Investment in films and television programs	22,024
Other tangible assets acquired	835
Goodwill	26,673
Other liabilities assumed	(19,067)

Total	$35,489

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
      Severance and relocation costs incurred by Lionsgate, associated with the acquisition of Artisan, are not included in the purchase price and, as such, were recorded in the consolidated statement of operations for the year ended March 31, 2004. Severance and relocation costs of $5.6 million included property lease abandonment costs of $2.5 million, the write-off of capital assets no longer in use of $2.1 million and severance of $1.0 million. At March 31, 2006 and 2005, the remaining liabilities under the severance plan were nil. At

LIONS GATE ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
March 31, 2006, the remaining liabilities for the property lease abandonment are $1.3 million (March 31, 2005 — $1.7 million) and are included in accounts payable and accrued liabilities in the condensed consolidated balance sheets.
      The following unaudited pro forma condensed consolidated statements of operations presented below illustrate the results of operations of the Company as if the following transactions occurred at April 1, 2002:

(a) sold 28,750,000 common shares at a public offering price of $2.70 per share for which the Company received $73.5 million of net proceeds, after deducting underwriting expenses, and incurred offering expenses of $0.5 million. (Refer to note 13(a)).

(b) issued $60.0 million of 4.875% Convertible Senior Subordinated Notes by Lions Gate Entertainment Inc., a wholly owned subsidiary of the Company. The Company received $57 million of net proceeds, after paying placement agents’ fees, and incurred offering expenses of $0.3 million. (Refer to note 9).

(c) entered into an Amended and Restated Credit, Security, Guaranty and Pledge Agreement for a $350 million credit facility consisting of a $135 million five-year term loan and a $215 million five-year revolving credit facility. (Refer to note 7).

(d) acquired Artisan as described above.

Year Ended March 31,
2004

(Unaudited)
(Amounts in thousands,
except per share
amounts)
Revenues	$589,339
Operating Income (Loss)	$(59,623)
Net Income (Loss)	$(85,061)
Net Income (Loss) Available to Common Shareholders	$(88,122)
Basic and Diluted Income (Loss) Per Common Share	$(1.02)
Weighted Average Common Shares Outstanding	86,271

15.	Direct Operating Expenses

	Year Ended	Year Ended	Year Ended
	March 31, 2006	March 31, 2005	March 31, 2004

	(Amounts in thousands)
Amortization of films and television programs	$253,279	$213,346	$136,082
Participation and residual expense	197,785	143,329	37,974
Amortization of acquired intangible assets	2,004	2,192	1,089
Other expenses	7,875	(2,945)	6,153

	$460,943	$355,922	$181,298

      Other expenses include direct operating expenses related to the studio facility and provision for doubtful accounts. The negative other expenses for the year ended March 31, 2005 is due to a reversal of the provision for doubtful accounts of $4.6 million. The reversal is primarily due to collection of accounts receivable during the year ended March 31, 2005 that were previously reserved. Other expenses for the years ended March 31, 2006 and 2004 includes a provision for doubtful accounts of $5.7 million and $4.1 million, respectively.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Income Taxes
      The Company’s Canadian, United Kingdom and United States pretax income (loss) are as follows:

	Year Ended	Year Ended	Year Ended
	March 31, 2006	March 31, 2005	March 31, 2004

	(Amounts in thousands)
Canada	$7,660	$8,359	$(14,477)
United Kingdom	(1,843)	—	—
United States	1,713	20,869	(77,246)

	$7,530	$29,228	$(91,723)

      The Company’s current and deferred income tax provision (benefits) are as follows:

	Year Ended	Year Ended	Year Ended
	March 31, 2006	March 31, 2005	March 31, 2004

	(Amounts in thousands)
Current	$1,039	$2,664	$373
Deferred	395	6,283	—

	$1,434	$8,947	$373

CANADA
Current	$79	$569	$373
Deferred	—	—	—

	79	569	373

UNITED KINGDOM
Current	$—	$—	$—
Deferred	(572)	—	—

	(572)	—	—

UNITED STATES
Current	960	2,095	—
Deferred	967	6,283	—

	1,927	8,378	—

Total Provision	$1,434	$8,947	$373

LIONS GATE ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The differences between income taxes expected at United States statutory income tax rates and the income tax provision (benefit) are as set forth below:

	Year Ended	Year Ended	Year Ended
	March 31, 2006	March 31, 2005	March 31, 2004

	(Amounts in thousands)
Income taxes (tax benefits) computed at Federal statutory rate of 35%	$2,636	$10,230	$(31,186)
Federal alternative minimum tax	562	—	—
Foreign and provincial operations subject to different income tax rates	73	400	150
State income tax	1,750	1,459	—
Reduction to the accrual for tax liability	(1,099)	—	—
Foreign income tax withholding	466	—	—
Other	(1,161)	(491)	1,000
Increase (decrease) in valuation allowance	(1,793)	(2,651)	30,409

	$1,434	$8,947	$373

      Although the Company is incorporated under Canada law, the majority of its global operations are currently subject to tax in the U.S. As a result, the Company believes it is more appropriate to use the U.S. Federal statutory rate in its reconciliation of the statutory rate to its reported income tax rate.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The income tax effects of temporary differences between the book value and tax basis of assets and liabilities are as follows:

	March 31, 2006	March 31, 2005

	(Amounts in thousands)
CANADA
Assets
Net operating losses	$17,181	$13,687
Accounts payable	636	588
Property and equipment	953	1,056
Other	2,591	27
Valuation allowance	(19,833)	(9,733)

	1,528	5,625
Liabilities
Property and equipment	—	(5,611)
Other	(1,528)	(14)

Net Canada	—	—

UNITED KINGDOM
Assets
Net operating losses	$1,341	$—
Property and equipment	47	—
Reserves	690	—
Liabilities
Investment in film and television obligations	(3,720)	—

Net United Kingdom	(1,642)	—

UNITED STATES
Assets
Net operating losses	$73,731	$87,083
Accounts payable	5,630	4,662
Other assets	18,765	7,226
Reserves	49,899	36,781
Property and equipment	—	1,163
Other	—	2,888
Valuation allowance	(90,630)	(91,505)

	57,395	48,298

Liabilities
Investment in film and television programs	(49,421)	(43,388)
Accounts receivable	(3,124)	(4,085)
Property and equipment	—	—
Other	(4,850)	(825)

Net United States	—	—

TOTAL	$(1,642)	$—

      Due to the uncertainty surrounding the timing of realizing the benefits of its deferred tax assets in future tax returns, the Company has recorded a valuation allowance against its deferred tax assets. A release of

LIONS GATE ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
$0.8 million of valuation allowance was recorded as a reduction of goodwill for the initial recognition of tax benefits related to acquired deductible temporary differences and net operating losses, resulting in a deferred tax expense.
      At March 31, 2006, the Company had U.S. and state net operating loss carryforwards of approximately $269.2 million available to reduce future federal and state taxable income which expire beginning in 2007 through 2024. Certain of these net operating losses are subject to limitations provided under U.S. federal and state income tax laws. The Company also has U.S. capital loss carryforwards of $25.8 million which expire in 2008. At March 31, 2006, the Company had Canadian loss carryforwards of $38.5 million which will expire beginning in 2007 through 2013 and $4.5 million of United Kingdom loss carryforwards available indefinitely to reduce future income taxes. At March 31, 2006, approximately $5.2 million of the valuation allowance attributable to U.S. loss carry forwards would, to the extent those losses were utilized, reduce goodwill. At March 31, 2006, approximately $11.1 million of the valuation allowance is attributable to deductions associated with the exercise of stock options which would be recorded as an addition to equity upon the reversal of the valuation allowance.
      U.S. income taxes were not provided for on undistributed earnings from U.K. subsidiaries. Those earnings are considered to be permanently reinvested in accordance with APB Opinion 23.

17.	Government Assistance
      Tax credits earned for the year ended March 31, 2006 totaled $15.7 million (2005 — $15.1 million; 2004 — $16.7 million). Accounts receivable at March 31, 2006 includes $22.7 million with respect to tax credits receivable (2005 — $11.8 million).
      The Company is subject to routine inquiries and review by regulatory authorities of its various incentive claims which have been received or are receivable. Adjustments of claims, if any, as a result of such inquiries or reviews, will be recorded at the time of such determination.

18.	Segment Information
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
      Studio Facilities consists of ownership and management of an eight-soundstage studio facility in Vancouver, Canada. Rental revenue is earned from soundstages, office and other services such as furniture, telephones and lighting equipment to tenants that produce or support the production of feature films, television series, movies and commercials. As discussed in note 14, the Company sold its studio facility in March 2006.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Segmented information by business is as follows:

	Year Ended	Year Ended	Year Ended
	March 31, 2006	March 31, 2005	March 31, 2004

	(Amounts in thousands)
Segment revenues
Motion Pictures	$812,441	$755,328	$308,922
Television	132,944	82,769	60,714
Studio Facilities	5,843	4,489	6,274

	$951,228	$842,586	$375,910

Segment profit (loss)
Motion Pictures	$52,342	$80,172	$(45,317)
Television	7,749	12,200	1,526
Studio Facilities	3,500	2,155	4,021

	$63,591	$94,527	$(39,770)

      Segment profit (loss) is defined as segment revenue less segment direct operating, distribution and marketing and general and administration expenses and severance and relocation costs. The reconciliation of total segment profit (loss) to the Company’s income (loss) before income taxes is as follows:

	Year Ended	Year Ended	Year Ended
	March 31, 2006	March 31, 2005	March 31, 2004

	(Amounts in thousands)
Company’s total segment profit (loss)	$63,591	$94,527	$(39,770)
Less:
Corporate general and administration	(42,931)	(41,604)	(16,577)
Corporate severance and relocation costs	—	—	(4,487)
Write-down of other assets	—	—	(11,686)
Depreciation	(2,504)	(3,159)	(3,198)
Interest expense	(19,933)	(26,421)	(14,178)
Interest rate swaps mark-to-market	205	2,752	206
Interest and other income	4,304	3,440	136
Gain on sale of studio facility	4,872	—	—
Minority interests	—	(107)	—
Equity interests	(74)	(200)	(2,169)

Income (loss) before income taxes	$7,530	$29,228	$(91,723)

      Revenue by geographic location, based on the location of the customers, with no other foreign country individually comprising greater than 10% of total revenue, is as follows:

	Year Ended	Year Ended	Year Ended
	March 31, 2006	March 31, 2005	March 31, 2004

	(Amounts in thousands)
Canada	$17,782	$45,252	$24,620
United States	853,207	698,341	307,400
Other foreign	80,239	98,993	43,890

	$951,228	$842,586	$375,910

LIONS GATE ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Assets by geographic location are as follows:

	March 31, 2006	March 31, 2005

	(Amounts in thousands)
Canada	$21,971	$63,379
United States	978,137	791,250
United Kingdom	53,141	—

	$1,053,249	$854,629

      Goodwill by reportable business segment is as follows:

	March 31, 2006	March 31, 2005

	(Amounts in thousands)
Motion Pictures	$179,847	$154,012
Television	5,270	5,270
Studios	—	1,900

	$185,117	$161,182

      Total amount of revenue from a customer representing greater than 10% of consolidated revenues for the year ended March 31, 2006 was $216.9 million (2005 — $175.5 million) and was included in the motion pictures reporting segment. Accounts receivable due from a customer was approximately 24% of consolidated gross accounts receivable at March 31, 2006. The total amount of gross accounts receivable due from this customer was approximately $73.0 million at March 31, 2006. Accounts receivable due from two customers were approximately 23% and 14%, respectively, of consolidated gross accounts receivable at March 31, 2005. The total amount of gross accounts receivable due these customers were approximately $50.7 million and $29.3 million, respectively, at March 31 2005.

19.	Commitments and Contingencies
      Debt and Other Financing Obligations. Future annual repayments on debt and other financing obligations, initially incurred for a term of more than one year, as of March 31, 2006 are as follows:

	Year Ended March 31,

	2007	2008	2009	2010	2011	Thereafter	Total

	(Amounts in thousands)
Film obligations — Minimum guarantees and production obligations initially incurred for a term of more than one year	$2,676	$31,185	$12,985	$—	$29,975	$—	$76,821
Film obligations — Film productions	19,205	—	—	—	—	—	19,205
Subordinated notes	—	—	—	—	60,000	325,000	385,000

	$21,881	$31,185	$12,985	$—	$89,975	$325,000	$481,026

LIONS GATE ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Contractual Commitments. Future annual commitments under contractual obligations as of March 31, 2006 by maturity rate are as follows:

	Year Ended March 31,

	2007	2008	2009	2010	2011	Thereafter	Total

	(Amounts in thousands)
Operating leases	$3,543	$3,655	$3,837	$3,833	$3,913	$2,551	$21,332
Employment and consulting contracts	11,953	5,556	1,121	—	—	—	18,630
Unconditional purchase obligations	41,926	23,168	3,000	2,900	900	—	71,894
Distribution and marketing commitments	17,728	19,999	—	—	—	—	37,727

	$75,150	$52,378	$7,958	$6,733	$4,813	$2,551	$149,583

      Unconditional purchase obligations relate to the purchase of film rights for future delivery and future film production and development obligations.
      Operating Leases. The Company has operating leases for offices and equipment. The Company incurred rental expense of $3.7 million during the year ended March 31, 2006 (2005 — $3.9 million, 2004 — $2.3 million). The Company earned sublease income of $0.7 million during the year ended March 31, 2006 (2005 — $1.1 million, 2004 — $0.7 million).
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
      The Company has provided an accrual for estimated losses under the above matters as of March 31, 2006, in accordance with FAS 5 “Accounting for Contingencies.”

20.	Financial Instruments

(a)	Credit Risk
      Concentration of credit risk with the Company’s customers is limited due to the Company’s customer base and the diversity of its sales throughout the world. The Company performs ongoing credit evaluations and maintains a provision for potential credit losses. The Company generally does not require collateral for its trade accounts receivable. Accounts receivable include amounts receivable from Canadian governmental agencies in connection with government assistance for productions as well as amounts due from customers. Amounts receivable from governmental agencies amounted to 12.4% of accounts receivable, net at March 31, 2006 (2005 — 7.9%).

(b)	Forward Contracts
      The Company enters into forward foreign exchange contracts to hedge its foreign currency exposures on future production expenses denominated in Canadian dollars. As of March 31, 2006, the Company had outstanding contracts to sell US$12.8 million in exchange for CDN$14.9 million over a period of five weeks at a weighted average exchange rate of CDN$1.1642. Changes in the fair value representing an unrealized fair value gain on foreign exchange contracts outstanding during the year ended March 31, 2006 amounted to $0.1 million and are included in accumulated other comprehensive income (loss), a separate component of shareholders’ equity. During the year ended March 31, 2006, the Company completed foreign exchange contracts denominated in Canadian dollars. The net gains resulting from the completed contracts were $1.1 million. These contracts are entered into with a major financial institution as counterparty. The Company

LIONS GATE ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
is exposed to credit loss in the event of nonperformance by the counterparty, which is limited to the cost of replacing the contracts, at current market rates. The Company does not require collateral or other security to support these contracts.

(c)	Interest Rate Swaps
      The Company entered into a $350 million credit facility in December 2003 consisting of a $200 million U.S. dollar-denominated revolving credit facility, a $15 million Canadian dollar-denominated revolving credit facility and a $135 million U.S. dollar-denominated term-loan. By December 31, 2004, the Company had repaid the term loan in full, thereby reducing the credit facility to $215 million at March 31, 2005 (refer to note 7). The revolving credit facility bears interest at 2.75% over the Adjusted LIBOR or the Canadian Bankers Acceptance rate. The Company entered into a $100 million interest rate swap at an interest rate of 3.08%, commencing January 2003 and ended September 2005. The swap was in effect as long as three month LIBOR was less than 5.0%. During the year ended March 31, 2006, the Company recorded interest income of $0.1 million (2005 — expense of $1.3 million; 2004 — expense of $1.9 million) associated with the interest swap agreement. Fair value of the interest rate swap at March 31, 2006 is nil (2005 — $0.1 million). Changes in the fair value representing a fair valuation loss on the interest rate swap during the year ended March 31, 2006 amount to $0.1 million (2005 — gain of $2.5 million 2004 — gain of $0.8 million) and is included in the consolidated statements of operations. This contract was entered into with a major financial institution as counterparty. The Company was exposed to credit loss in the event of nonperformance by the counterparty, which was limited to the cost of replacing the contract, at current market rates. The Company did not require collateral or other security to support this contract.
      A subsidiary of the Company entered into a CDN$20 million interest rate swap at a fixed interest rate of 5.62%, commencing September 2003 and ending September 2008. The subsidiary entered into the interest rate swap as a condition of its loan which states the interest rates under the facility are to be fixed either by way of a fixed rate term loan or by way of an interest rate swap. In connection with the repayment of the remaining balances of its mortgages payable on its studio facilities, the Company terminated its CDN$20 million interest rate swap (see note 10). The close-out value of the CDN$20 million interest rate swap was approximately $0.1 million, which the Company paid on March 15, 2006. During the year ended March 31, 2006, the subsidiary recorded interest expense of $1.0 million (2005 — $1.3 million; 2004 — $1.0 million), including amounts incurred under the interest rate swap, that approximates the amount they would have paid if they had entered into a fixed rate loan agreement. Fair value of the interest rate swap at March 31, 2006 is nil (2005 — negative $0.3 million; 2004 — negative $0.6 million). Change in the fair value representing a fair valuation gain on the interest rate swap during the year ended March 31, 2006 amount to $0.2 million (2005 — $0.3 million; 2004 — loss of $0.6 million) and is included in the consolidated statements of operations. This contract was entered into with a major financial institution as counterparty. The subsidiary was exposed to credit loss in the event of nonperformance by the counterparty, which was limited to the cost of replacing the contract, at current market rates.

21.	Supplementary Cash Flow Statement Information
      (a) Interest paid during the year ended March 31, 2006 amounted to $16.7 million (2005 — $14.8 million; 2004 — $11.7 million).
      (b) Income taxes paid during the year ended March 31, 2006 amounted to $0.1 million (2005 — $0.5 million; 2004 — $1.9 million).

22.	Reconciliation to Canadian GAAP
      The consolidated financial statements of the Company have been prepared in accordance with U.S. GAAP. The material differences between the accounting policies used by the Company under

LIONS GATE ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
U.S. GAAP and Canadian GAAP are disclosed below in accordance with the provisions of the Securities and Exchange Commission and the National Instrument adopted by certain securities authorities in Canada.
      Under Canadian GAAP, the net income (loss) and income (loss) per share figures for the years ended March 31, 2006, 2005 and 2004, and the shareholders’ equity as at March 31, 2006 and 2005 are as follows:

	Net Income (Loss)			Shareholders’ Equity

	Year Ended	Year Ended	Year Ended
	March 31,	March 31,	March 31,	March 31,	March 31,
	2006	2005	2004	2006	2005

	(Restated)
	(Amounts in thousands, except per share amounts)
AS REPORTED UNDER U.S. GAAP	$6,096	$20,281	$(92,096)	$149,270	$117,139
Adjustment for capitalized pre-operating costs(a)	—	—	(614)	—	—
Interest rate swaps mark-to-market(b)	(975)	(632)	(206)	1,350	2,325
Adjustment for consolidation of CinéGroupe(j)	—	—	(2,333)	—	—
Accounting for business combinations(c)	—	—	—	1,145	1,145
Accounting for income taxes(d)	—	—	—	(1,900)	(1,900)
Accounting for stock-based compensation(i)	(2,016)	(1,946)	(721)	—	—
Adjustment for accretion on subordinated notes(e)	(12,631)	(5,615)	(809)	(19,055)	(6,424)
Adjustment for amortization of subordinated note issue costs(e)	1,121	434	48	1,603	482
Adjustment for amortization and write-off of deferred bank loan financing costs(f)	—	(98)	98	—	—
Reclassification of conversion feature of subordinated notes to shareholders’ equity(e)	—	—	—	74,854	74,854
Other comprehensive income (loss) (net of tax of nil)(g)	—	—	—	139	(304)

NET INCOME (LOSS)/SHAREHOLDERS’ EQUITY UNDER CANADIAN GAAP	$(8,405)	$12,424	$(96,633)	$207,406	$187,317

INCOME (LOSS) PER COMMON SHARE UNDER CANADIAN GAAP
BASIC	$(0.08)	$0.13	$(1.42)

DILUTED	$(0.08)	$0.12	$(1.42)

LIONS GATE ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Reconciliation of movement in Shareholders’ Equity under Canadian GAAP:

	March 31,	March 31,	March 31,
	2006	2005	2004

	(Amounts in thousands)
BALANCE AT BEGINNING OF THE YEAR	$187,317	$86,827	$74,717
Increase in common shares, net of restricted shares	1,638	24,850	120,355
Decrease in preferred shares	—	—	(32,519)
Increase in contributed surplus(e)(h)	24,633	60,842	20,528
Deconsolidation of CinéGroupe’s net deficiency in equity	—	—	2,333
Dividends paid on Series A preferred shares	—	—	(387)
Accretion on Series A preferred shares(e)	—	—	(1,127)
Net income (loss) under Canadian GAAP	(8,405)	12,424	(96,633)
Adjustment to cumulative translation adjustments account(g)	2,223	2,374	(440)

BALANCE AT END OF THE YEAR	$207,406	$187,317	$86,827

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
      Under U.S. GAAP, the interest swaps do not meet the criteria of effective hedges and therefore the fair valuation loss of $0.1 million for the year ended March 31, 2006 (2005 — gain of $2.5 million; 2004 — gain of $0.8 million) on the Company’s interest swap and fair valuation gain of $0.2 million for the year ended March 31, 2006 (2005 — gain of $0.3 million; 2004 — loss of $0.6 million) on a subsidiary company’s interest swap are recorded in the consolidated statement of operations.
      Under Canadian GAAP, until April 1, 2004, the interest rate swaps were determined to be effective hedges under Canadian Institute of Chartered Accountants (“CICA”) Section 3860, “Financial Instruments — Disclosure and Presentation,” and no fair valuation adjustments were recorded. In December 2001, the CICA released Accounting Guideline (“AcG-13”), “Hedging Relationships,” to be applied by companies for periods beginning on or after July 1, 2003. The standard establishes criteria to identify, designate, document and determine the effectiveness of hedging relationships, for the purpose of applying hedge accounting and provides guidance on the discontinuance of hedge accounting. Under Canadian GAAP the Company has adopted AcG-13 effective April 1, 2004 and determined the interest rate swaps do not meet the criteria of effective hedges and therefore the fair valuation loss of $0.1 million for the year ended March 31, 2006 (2005 — gain of $2.5 million) on the Company’s interest swap and fair valuation gain of $0.2 million for the year ended March 31, 2006 (2005 — $0.3 million) on a subsidiary company’s interest swap are recorded in the consolidated statement of operations, which is consistent with U.S. GAAP.
      The transitional provisions of AcG-13 provide that when an entity terminates its designation of a hedging relationship or a hedging relationship ceases to be effective, hedge accounting is not applied to gains, losses, revenues or expenses arising subsequently. However, the hedge accounting applied to the hedging relationship in prior periods is not reversed. Any gains, losses, revenues or expenses deferred previously as a result of applying hedge accounting continue to be carried forward for subsequent recognition in income in the same period as the corresponding gains, losses, revenues or expenses associated with the hedged item. Accordingly,

LIONS GATE ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
under Canadian GAAP at April 1, 2004 the Company recorded the fair values of the interest rate swaps totaling $3.0 million on the consolidated balance sheet and recorded the off-setting entry to deferred assets which is being amortized straight-line to interest expense over the terms of the interest rate swaps. This results in an additional interest expense of $1.0 million for the year ended March 31, 2006 (2005 — $0.6 million).

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
      SFAS 109 requires deferred tax assets and liabilities be recognized for temporary differences, other than non-deductible goodwill, arising in a business combination. In the year ended March 31, 2000, under U.S. GAAP, goodwill was increased to reflect the additional deferred tax liability resulting from temporary differences arising on the acquisition of Lions Gate Studios in fiscal 1999. Under Canadian GAAP, the Company recorded a charge to retained earnings when the deferred tax liability was established upon adoption of the applicable accounting standard in 2001; accordingly, there is a difference in the carrying amount of goodwill arising in the business combination of $1.9 million as at March 31, 2006 (March 31, 2005 — $1.9 million).

(e)	Reclassification of Conversion Feature of Subordinated Notes, Accretion on Subordinated Notes and Amortization of Subordinated Notes Issue Costs
      Under U.S. GAAP, the conversion feature of the 4.875% Notes, as explained in note 9, is not accounted for separately. Under Canadian GAAP, the conversion feature of the 4.875% Notes is valued at $16.3 million, net of placement agents’ fees and offering expenses of $1.0 million and, accordingly, shareholders’ equity is increased by $16.3 million. Under U.S. GAAP the principal amount and the carrying amount of the 4.875% Notes are the same and therefore no accretion is required whereas, under Canadian GAAP, the difference between the principal amount of $60.0 million and the original net carrying amount of $42.7 million is being accreted on a straight-line basis over seven years as a charge to interest. Under U.S. GAAP all of the placement agents’ fees and offering expenses are capitalized and amortized over seven years as a charge to interest expense whereas, under Canadian GAAP, the placement agents’ fees and offering expenses have been allocated to the conversion feature and to debt. The portion allocated to debt is being amortized on a straight-line basis over seven years as a charge to interest expense.
      Under U.S. GAAP, the conversion feature of the 2.9375% Notes, as explained in note 9, is not accounted for separately. Under Canadian GAAP, the conversion feature of the 2.9375% Notes is valued at $25.7 million, net of placement agents’ fees and offering expenses of $0.8 million and, accordingly, shareholders’ equity is increased by $25.7 million. Under U.S. GAAP the principal amount and the carrying amount of 2.9375% Notes are the same and therefore no accretion is required whereas, under Canadian GAAP, the difference between the principal amount of $150.0 million and the original net carrying amount of $123.5 million is being accreted on a straight-line basis over five years, the time to the first potential redemption date by the Company, as a charge to interest. Under U.S. GAAP all of the placement agents’ fees and offering expenses are capitalized and amortized through the earliest redemption date of seven years as a charge to interest expense whereas, under Canadian GAAP, the placement agents’ fees and offering expenses have been allocated to the conversion feature and to debt. The portion allocated to debt is being amortized on a straight-line basis through the scheduled maturity date of twenty years as a charge to interest expense.

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
      In December 2003, the Canadian Institute of Chartered Accountants (“CICA”) amended Section 3870 to require companies to account for stock options using the fair value based method for fiscal years beginning on or after January 1, 2004. In accordance with the transitional alternatives permitted under amended Section 3870, the Company retroactively adopted the fair value based method of accounting for stock options and accordingly, the year ended March 31, 2004 has been restated. The impact of this change for the year ended March 31, 2006 was to decrease net income and increase contributed surplus by $2.0 million (2005 — $2.3 million; 2004 — $2.5 million) and to decrease basic earnings per share by $0.02 (2005 — $0.02; 2004 — $0.03).
      In accordance with CICA Section 3870, the following disclosures are provided about the costs of stock-based compensation awards using the fair value method. The weighted average estimated fair value of each stock option granted in the year ended March 31, 2006 was $3.61 (2005 — $2.80; 2004 — $0.86). The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for stock options granted: a dividend yield of 0%, expected volatility of 33% (2005 — 33%; 2004 — 30%), risk-free interest rate of 4.0% (2005 — 4.0%; 2004 — 3.8%) and expected life of five years (2005 — five years; 2004 — five years).
      During the year ended March 31, 2004, the Company modified the terms of 3,048,000 options of certain officers of the Company, extending the expiry dates to coincide with their employment contract dates. The vesting period and exercise prices were unchanged (refer to note 13). Under U.S. GAAP the intrinsic value method is applied and under Canadian GAAP the fair value method is required to be applied.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      During the year ended March 31, 2004, the Company modified the terms of 250,000 options of a certain past director of the Company, amending the price of the options to be consistent with those granted to other Directors. The expiry date and vesting period were unchanged (refer to note 13). Under U.S. GAAP the intrinsic value method is applied and under Canadian GAAP the fair value method is required to be applied.

(i)	Income (Loss) per Share
      Basic and diluted income (loss) per common share under Canadian GAAP is calculated as follows:

	Year Ended	Year Ended	Year Ended
	March 31, 2006	March 31, 2005	March 31, 2004

	(Amounts in thousands, except per share amounts)
Numerator:
Net income (loss)	$(8,405)	$12,424	$(96,633)
Less:
Modification of warrants	—	—	(2,031)
Dividends on Series A preferred shares	—	—	(387)
Accretion on Series A preferred shares	—	—	(1,127)

Net income (loss) available to common shareholders	$(8,405)	$12,424	$(100,178)

Denominator:
Weighted average common shares outstanding:
Basic	103,066	97,610	70,656

Diluted	103,066	103,375	70,656

Income (loss) per share:
Basic	$(0.08)	$0.13	$(1.42)

Diluted	$(0.08)	$0.12	$(1.42)

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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Fully diluted income per common share for the year ended March 31, 2005 under Canadian GAAP is calculated as follows:

Year Ended
March 31, 2005

(Amounts in
thousands, except per
share amounts)
Numerator:
Net income available to common shareholders	$12,424

Denominator:
Weighted average common shares outstanding	97,610
Share purchase options	4,861
Share purchase warrants	904

Adjusted weighted average common shares outstanding	103,375

Diluted income per common share	$0.12

      The share purchase options and the restricted share units were anti-dilutive in the year ended March 31, 2006 and were not reflected in diluted income per common share for that period. The shares issuable on the potential conversion of the 4.875%, 2.9375% and 3.625% convertible senior subordinated notes were anti-dilutive in each of the years ended March 31, 2006 and 2005 and were not reflected in diluted income per common share for those periods. The share purchase options, the share purchase warrants, the Series A preferred shares, the convertible promissory notes and the 4.875% convertible senior subordinated notes, if outstanding, were anti-dilutive in the year ended March 31, 2004 and were not reflected in diluted loss per common share for that period.

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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
deficit, and wrote-off $8.1 million of convertible debentures and other receivables due from CinéGroupe, which as intercompany debentures and receivables, were previously eliminated on consolidation.
      Accounting for CinéGroupe using the consolidation method for the year ending March 31, 2003 under Canadian GAAP would increase the unaudited condensed consolidated statements of operations items to the following amounts:

Year Ended
March 31, 2004

(Amounts in thousands)
Revenues	$384,891
Direct operating expenses	$191,849
Distribution and marketing expenses	$207,065
General and administration expenses	$45,446
      At March 31, 2005 and March 31, 2004, CinéGroupe is being accounted for at cost and the investment is nil under Canadian and U.S. GAAP and, therefore, there are no differences on the consolidated balance sheets at March 31, 2005 or 2004.

23.	Quarterly Financial Data (Unaudited)
      Certain quarterly information is presented below:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

	(Amounts in thousands, except per share amounts)
2006
Revenues	$194,229	$212,588	$230,964	$313,447
Direct operating expenses	$100,264	$109,015	$110,681	$140,983
Net income (loss)	$(21,819)	$(14,106)	$3,142	$38,879
Basic income (loss) per share	$(0.21)	$(0.14)	$0.03	$0.37
Diluted income (loss) per share	$(0.21)	$(0.14)	$0.03	$0.27

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

	(Amounts in thousands, except per share amounts)
2005
Revenues	$188,724	$231,064	$190,398	$232,400
Direct operating expenses	$80,900	$95,249	$82,461	$97,312
Net income (loss)	$(11,462)	$8,330	$3,353	$20,060
Basic income (loss) per share	$(0.12)	$0.09	$0.03	$0.20
Diluted income (loss) per share	$(0.12)	$0.08	$0.03	$0.17

24.	Consolidating Financial Information
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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following tables present condensed consolidating financial information as of March 31, 2006 and 2005 and for the years ended March 31, 2006, 2005 and 2004 for (1) the Company, on a stand-alone basis, (2) the Issuer, on a stand-alone basis, (3) the non-guarantor subsidiaries of the Company (including the subsidiaries of the Issuer) on a combined basis (collectively, the “Other Subsidiaries”) and (4) the Company on a consolidated basis.

	As of March 31, 2006

	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated

	(Amounts in thousands)
BALANCE SHEET
Assets
Cash and cash equivalents	$6,541	$—	$40,437	$—	$46,978
Restricted cash	—	—	820	—	820
Investments — auction rate preferreds and municipal bonds	—	167,081	—	—	167,081
Investments — equity securities	—	14,921	—	—	14,921
Accounts receivable, net	299	829	181,531	—	182,659
Investment in films and television programs	—	5,245	412,505	—	417,750
Property and equipment	—	7,131	87	—	7,218
Goodwill	—	—	185,117	—	185,117
Other assets	27	16,377	14,301	—	30,705
Investment in subsidiaries	228,573	312,011	—	(540,584)	—

	$235,440	$523,595	$834,798	$(540,584)	$1,053,249

Liabilities and Shareholders’ Equity (Deficiency)
Accounts payable and accrued liabilities	$742	$4,087	$183,964	$—	$188,793
Unpresented bank drafts	—	14,772	—	—	14,772
Film obligations	—	—	284,987	—	284,987
Subordinated notes	—	385,000	—	—	385,000
Deferred revenue	—	—	30,427	—	30,427
Intercompany payables (receivables)	(168,726)	188,859	(5,927)	(14,206)	—
Intercompany equity	254,154	93,217	329,948	(677,319)	—
Shareholders’ equity (deficiency)	149,270	(162,340)	11,399	150,941	149,270

	$235,440	$523,595	$834,798	$(540,584)	$1,053,249

LIONS GATE ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended March 31, 2006

	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated

	(Amounts in thousands)
STATEMENT OF OPERATIONS
Revenues	$1,152	$4,259	$946,375	$(558)	$951,228
EXPENSES:
Direct operating	—	—	460,943	—	460,943
Distribution and marketing	—	—	399,299	—	399,299
General and administration	1,748	37,613	31,523	(558)	70,326
Gain on sale of studio facility	(3,248)	—	(1,624)	—	(4,872)
Depreciation	—	86	2,418	—	2,504

Total expenses	(1,500)	37,699	892,559	(558)	928,200

OPERATING INCOME (LOSS)	2,652	(33,440)	53,816	—	23,028

Other Expenses (Income):
Interest expense	3	18,557	1,373	—	19,933
Interest rate swaps mark-to-market	—	123	(328)	—	(205)
Interest income	(63)	(4,186)	(55)	—	(4,304)

Total other expenses, net	(60)	14,494	990	—	15,424

INCOME (LOSS) BEFORE EQUITY INTERESTS AND INCOME TAXES	2,712	(47,934)	52,826	—	7,604
Equity interests	(3,384)	(46,822)	74	50,206	74

INCOME BEFORE INCOME TAXES	6,096	(1,112)	52,752	(50,206)	7,530
Income tax provision	—	376	1,058	—	1,434

NET INCOME (LOSS)	$6,096	$(1,488)	$51,694	$(50,206)	$6,096

LIONS GATE ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended March 31, 2006

	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated

	(Amounts in thousands)
STATEMENT OF CASH FLOWS
NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(16,993)	$97,369	$42,636	$—	$123,012

INVESTING ACTIVITIES:
Purchases of investments — auction rate preferreds and municipal bonds	—	(307,031)	—	—	(307,031)
Purchases of investments — equity securities	—	(3,470)	—	—	(3,470)
Sales of investments — auction rate preferreds and municipal bonds	—	139,950	—	—	139,950
Cash received from sale of investment	—	—	2,945	—	2,945
Cash received from sale of studio facility	23,238	—	11,622	—	34,860
Acquisition of Redbus, net of cash acquired	—	(27,138)	—	—	(27,138)
Purchases of property and equipment	—	(5,438)	(12)	—	(5,450)

NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	23,238	(203,127)	14,555	—	(165,334)

FINANCING ACTIVITIES:
Issuance of common shares	1,408	—	—	—	1,408
Financing fees paid	—	(546)	—	—	(546)
Repayment of subordinated notes	—	—	(5,000)	—	(5,000)
Decrease in mortgages payable	—	—	(18,927)	—	(18,927)

NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,408	(546)	(23,927)	—	(23,065)

NET CHANGE IN CASH AND CASH EQUIVALENTS	7,653	(106,304)	33,264	—	(65,387)
FOREIGN EXCHANGE EFFECT ON CASH	(2,055)	(52)	1,633	—	(474)
CASH AND CASH EQUIVALENTS — BEGINNING OF YEAR	943	106,356	5,540	—	112,839

CASH AND CASH EQUIVALENTS — END OF YEAR	$6,541	$—	$40,437	$—	$46,978

LIONS GATE ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended March 31, 2006

	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated

	(Amounts in thousands)
RECONCILIATION OF NET INCOME (LOSS) TO CANADIAN GAAP
AS REPORTED UNDER U.S. GAAP	$6,096	$(1,488)	$51,694	$(50,206)	$6,096
Interest rate swaps mark-to-market	(975)	(490)	(485)	975	(975)
Accounting for stock-based compensation	(2,016)	—	—	—	(2,016)
Adjustment for accretion on subordinated notes	(12,631)	(12,631)	—	12,631	(12,631)
Adjustment for amortization of bank loan financing costs	—	—	—	—	—
Adjustment for amortization of subordinated note issue costs	1,121	1,121	—	(1,121)	1,121

NET INCOME (LOSS) UNDER CANADIAN GAAP	$(8,405)	$(13,488)	$51,209	$(37,721)	$(8,405)

	As of March 31, 2006

	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated

	(Amounts in thousands)
RECONCILIATION OF SHAREHOLDERS’ EQUITY (DEFICIENCY) TO CANADIAN GAAP
AS REPORTED UNDER U.S. GAAP	$149,270	$(162,340)	$11,399	$150,941	$149,270
Interest rate swaps mark-to-market	1,350	1,682	945	(2,627)	1,350
Accounting for business combinations	1,145	—	1,145	(1,145)	1,145
Accounting for income taxes	(1,900)	—	(1,900)	1,900	(1,900)
Adjustment for accretion on subordinated notes	(19,055)	(19,055)	—	19,055	(19,055)
Adjustment for amortization of subordinated note issue costs	1,603	1,603	—	(1,603)	1,603
Reclassification of conversion feature of subordinated notes to shareholders’ equity	74,854	—	—	—	74,854
Other comprehensive loss	139	139	139	(278)	139

SHAREHOLDERS’ EQUITY (DEFICIENCY) UNDER CANADIAN GAAP	$207,406	$(177,971)	$11,728	$166,243	$207,406

LIONS GATE ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of March 31, 2005

	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated

	(Amounts in thousands)
BALANCE SHEET
Assets
Cash and cash equivalents	$943	$106,356	$5,540	$—	$112,839
Restricted cash	—	—	2,913	—	2,913
Accounts receivable, net	35	69	149,915	—	150,019
Investment in films and television programs	—	—	367,376	—	367,376
Property and equipment	—	2,544	28,298	—	30,842
Goodwill	—	—	161,182	—	161,182
Other assets	92	19,517	9,849	—	29,458
Investment in subsidiaries	250,701	291,206	—	(541,907)	—
Deferred income taxes	1,896	—	(1,896)	—	—

	$253,667	$419,692	$723,177	$(541,907)	$854,629

Liabilities and Shareholders’ Equity (Deficiency)
Bank loans	$—	$—	$1,162	$—	$1,162
Accounts payable and accrued liabilities	143	21,074	112,983	—	134,200
Film obligations	—	—	130,770	—	130,770
Subordinated notes	—	385,000	5,000	—	390,000
Mortgages payable	—	—	18,640	—	18,640
Deferred revenue	—	—	62,459	—	62,459
Minority interests	—	—	259	—	259
Intercompany payables (receivables)	(134,932)	19,623	130,887	(15,578)	—
Intercompany equity	262,269	93,217	306,515	(662,001)	—
Shareholders’ equity (deficiency)	126,187	(99,222)	(45,498)	135,672	117,139

	$253,667	$419,692	$723,177	$(541,907)	$854,629

LIONS GATE ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended March 31, 2005

	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated

	(Amounts in thousands)
STATEMENT OF OPERATIONS
Revenues	$593	$—	$842,596	$(603)	$842,586
EXPENSES:
Direct operating	—	—	355,922	—	355,922
Distribution and marketing	—	—	364,281	—	364,281
General and administration	1,458	40,753	27,852	(603)	69,460
Depreciation	89	126	2,944	—	3,159

Total expenses	1,547	40,879	750,999	(603)	792,822

OPERATING INCOME (LOSS)	(954)	(40,879)	91,597	—	49,764

Other Expenses (Income):
Interest expense	410	24,033	1,978	—	26,421
Interest rate swaps mark-to-market	—	(2,453)	(299)	—	(2,752)
Interest and other income	(335)	(2,946)	(159)	—	(3,440)
Minority interests	—	—	107	—	107

Total other expenses, net	75	18,634	1,627	—	20,336

INCOME (LOSS) BEFORE EQUITY INTERESTS AND INCOME TAXES	(1,029)	(59,513)	89,970	—	29,428
Equity interests	(21,316)	(83,314)	200	104,630	200

INCOME BEFORE INCOME TAXES	20,287	23,801	89,770	(104,630)	29,228
Income tax provision	6	—	8,941	—	8,947

NET INCOME (LOSS)	$20,281	$23,801	$80,829	$(104,630)	$20,281

LIONS GATE ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended March 31, 2005

	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated

	(Amounts in thousands)
STATEMENT OF CASH FLOWS
NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(30,031)	$119,534	$5,993	$—	$95,496

INVESTING ACTIVITIES:
Acquisition of Artisan Entertainment Inc., net of cash acquired	—	—	—	—	—
Cash received from disposition of assets, net	—	—	1,172	—	1,172
Purchase of property and equipment	—	(2,424)	(60)	—	(2,484)

NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	—	(2,424)	1,112	—	(1,312)

FINANCING ACTIVITIES:
Issuance of common shares	24,713	—	—	—	24,713
Financing fees paid	—	(1,612)	—	—	(1,612)
Increase in subordinated notes, net of issue costs	—	314,822	—	—	314,822
Decrease in bank loans	—	(324,700)	(411)	—	(325,111)
Decrease in mortgages payable	—	—	(1,894)	—	(1,894)

NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	24,713	(11,490)	(2,305)	—	10,918

NET CHANGE IN CASH AND CASH EQUIVALENTS	(5,318)	105,620	4,800	—	105,102
FOREIGN EXCHANGE EFFECT ON CASH	5,256	745	(5,353)	—	648
CASH AND CASH EQUIVALENTS — BEGINNING OF YEAR	1,005	(9)	6,093	—	7,089

CASH AND CASH EQUIVALENTS — END OF YEAR	$943	$106,356	$5,540	$—	$112,839

LIONS GATE ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended March 31, 2005

	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated

	(Amounts in thousands)
RECONCILIATION OF NET INCOME (LOSS) TO CANADIAN GAAP
AS REPORTED UNDER U.S. GAAP	$20,281	$23,801	$80,829	$(104,630)	$20,281
Interest rate swaps mark-to-market	(632)	(490)	(142)	632	(632)
Accounting for stock-based compensation	(1,946)	815	—	(815)	(1,946)
Adjustment for accretion on subordinated notes	(5,615)	(5,615)	—	5,615	(5,615)
Adjustment for amortization of bank loan financing costs	(98)	(98)	—	98	(98)
Adjustment for amortization of subordinated note issue costs	434	434	—	(434)	434

NET INCOME (LOSS) UNDER CANADIAN GAAP	$12,424	$18,847	$80,687	$(99,534)	$12,424

	As of March 31, 2005

	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated

	(Amounts in thousands)
RECONCILIATION OF SHAREHOLDERS’ EQUITY (DEFICIENCY) TO CANADIAN GAAP
AS REPORTED UNDER U.S. GAAP	$126,187	$(99,222)	$(45,498)	$135,672	$117,139
Interest rate swaps mark-to-market	2,325	1,840	485	(2,325)	2,325
Accounting for business combinations	1,145	1,145	1,145	(2,290)	1,145
Accounting for income taxes	(1,900)	—	(1,900)	1,900	(1,900)
Adjustment for accretion on subordinated notes	(6,424)	(6,424)	—	6,424	(6,424)
Adjustment for amortization of subordinated note issue costs	482	482	—	(482)	482
Reclassification of conversion feature of subordinated notes to shareholders’ equity	74,854	—	—	—	74,854
Other comprehensive loss	(304)	(304)	(304)	608	(304)

SHAREHOLDERS’ EQUITY (DEFICIENCY) UNDER CANADIAN GAAP	$196,365	$(102,483)	$(46,072)	$139,507	$187,317

LIONS GATE ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended March 31, 2004

	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated

	(Amounts in thousands)
STATEMENT OF OPERATIONS
Revenues	$1,328	$—	$375,329	$(747)	$375,910
EXPENSES:
Direct operating	—	—	181,298	—	181,298
Distribution and marketing	—	—	207,045	—	207,045
General and administration	1,698	15,152	26,723	(747)	42,826
Severance and relocation costs	119	4,946	510	—	5,575
Write-down of other assets	5,409	—	6,277	—	11,686
Depreciation	146	606	2,446	—	3,198

Total expenses	7,372	20,704	424,299	(747)	451,628

OPERATING LOSS	(6,044)	(20,704)	(48,970)	—	(75,718)

Other Expenses (Income):
Interest expense	12	11,655	2,511	—	14,178
Interest rate swaps mark-to-market	—	(833)	627	—	(206)
Interest and other income	(136)	—	—	—	(136)

Total other expenses (income), net	(124)	10,822	3,138	—	13,836

LOSS BEFORE EQUITY INTERESTS AND INCOME TAXES	(5,920)	(31,526)	(52,108)	—	(89,554)
Equity interests	86,176	50,358	2,169	(136,534)	2,169

LOSS BEFORE INCOME TAXES	(92,096)	(81,884)	(54,277)	136,534	(91,723)
Income tax provision	—	—	373	—	373

NET LOSS	$(92,096)	$(81,884)	$(54,650)	$136,534	$(92,096)

LIONS GATE ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended March 31, 2004

	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated

	(Amounts in thousands)
STATEMENT OF CASH FLOWS
NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(63,538)	$(113,964)	$61,091	$—	$(116,411)

INVESTING ACTIVITIES:
Acquisition of Artisan Entertainment Inc., net of cash acquired	—	(148,870)	—	—	(148,870)
Purchase of property and equipment	—	(201)	(659)	—	(860)

NET CASH FLOWS USED IN INVESTING ACTIVITIES	—	(149,071)	(659)	—	(149,730)

FINANCING ACTIVITIES:
Issuance of common shares	107,162	—	—	—	107,162
Redemption of Series A preferred shares	(18,090)	—	—	—	(18,090)
Dividends paid on Series A preferred shares	(387)	—	—	—	(387)
Financing fees paid	(67)	(11,335)	—	—	(11,402)
Increase in subordinated notes, net of issue costs	—	56,347	—	—	56,347
Increase (decrease) in bank loans	(18,184)	216,116	(54,899)	—	143,033
Decrease in production loans	—	—	(1,273)	—	(1,273)
Increase (decrease) in mortgages payable	(12,186)	—	3,967	—	(8,219)

NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	58,248	261,128	(52,205)	—	267,171

NET CHANGE IN CASH AND CASH EQUIVALENTS	(5,290)	(1,907)	8,227	—	1,030
FOREIGN EXCHANGE EFFECT ON CASH	6,421	192	(7,405)	—	(792)
CASH AND CASH EQUIVALENTS — BEGINNING OF YEAR	(126)	1,706	5,271	—	6,851

CASH AND CASH EQUIVALENTS — END OF YEAR	$1,005	$(9)	$6,093	$—	$7,089

LIONS GATE ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended March 31, 2004

	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated

	(Amounts in thousands)
RECONCILIATION OF NET LOSS TO CANADIAN GAAP
AS REPORTED UNDER U.S. GAAP	$(92,096)	$(81,884)	$(54,650)	$136,534	$(92,096)
Adjustment for capitalized pre-operating costs	(614)	(614)	(614)	1,228	(614)
Interest rate swaps mark-to-market	(206)	(833)	627	206	(206)
Adjustment for consolidation of CinéGroupe	(2,333)	—	(2,333)	2,333	(2,333)
Accounting for stock-based compensation	(721)	(721)	—	721	(721)
Adjustment for accretion on subordinated notes	(809)	(809)	—	809	(809)
Adjustment for amortization of subordinated note issue costs	48	48	—	(48)	48
Adjustment for amortization of deferred bank loan financing costs	98	98	—	(98)	98

NET LOSS UNDER CANADIAN GAAP	$(96,633)	$(84,715)	$(56,970)	$141,685	$(96,633)

25.	Related Party Transactions
      In February 2001, the Company entered into an agreement with Ignite, LLC, a company, in which the Vice Chairman, who is also a director, owns approximately 31% and another director owns approximately 12%. This agreement terminated pursuant to its term in February 2003 and was not renewed. The agreement provided that Ignite will be paid a producer fee and a percentage of adjusted gross receipts for projects which commenced production during the term of the agreement and which were developed through a development fund financed by Ignite, LLC. During the year ended March 31, 2006 less than $0.1 million was paid to Ignite, LLC under this agreement.
      In June 2006, we entered into an agreement dated and effective as of March 31, 2006 with Ignite. Under the agreement, in consideration for Ignite disclaiming all of its rights and interests to and in the motion picture presently entitled Employee of the Month, Ignite will be entitled to box office bonuses if certain thresholds are met. During the year ended March 31, 2006, no amounts were paid to the Vice Chairman and a director and another director under this agreement.
      In November 2002, the Company entered into a distribution agreement with Sobini Films, a company owned by a director, for international distribution rights to the film “The Prince and Me.” During the year ended March 31, 2006, the Company paid approximately $0.4 million to Sobini Films in connection with profit participation under this agreement. In March 2006, the Company entered into three distribution agreements with Sobini Films, a company owned by a director, under which the Company acquired certain distribution rights to the films The Prince and Me II, Streets of Legend and Peaceful Warrior. Another director of the Company is also an investor in Peaceful Warrior. The Company is required to pay a home video advance in the amount equal to 50% of Sobini Films’ projected share of adjusted gross receipts from the Company’s initial home video release of Streets of Legend. During the year ended March 31, 2006, the Company paid only a nominal amount to Sobini Films under these three distribution agreements.
      In December 2003 and April 2005, the Company entered into distribution agreements with Cerulean, LLC, a company in which the Chief Executive Officer, who is also a director, and the Vice Chairman, who is also a director, each hold a 28% interest. Under the agreements Lionsgate obtained rights to distribute certain

LIONS GATE ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
titles in home video and television media and Cerulean, LLC is entitled to receive royalties. During the year ended March 31, 2006 approximately $0.1 million was paid to Cerulean, LLC under these agreements.
      In September 2004, the Company entered into an agreement to purchase the right to a motion picture screenplay from a director. The agreement provides that the director will be paid a nominal amount for the purchase of the screenplay and will be entitled to box office bonuses and deferred compensation if certain thresholds are met. During the year ended March 31, 2006, no amounts were paid to the director under this agreement.
      In March 2005, the Company entered into an agreement with a company owned 100% by the President and Chairman Emeritus (who was Chairman until December 2004), who was also a director until March 31, 2006, to provide that the President and Chairman Emeritus will provide consulting services in connection with Lionsgate’s Canadian and French Canadian operations for a term of one year from April 1, 2005. This agreement ended March 31, 2006. During the year ended March 31, 2006, the Company paid the company owned 100% by the President and Chairman Emeritus $0.2 million for consulting services provided in connection with this agreement.
      In April 2005, we entered into library and output agreements with Maple Pictures for the distribution of our motion picture, television and home video product in Canada. During fiscal 2006, Maple Pictures paid us approximately $2.0 million pursuant to the library and output agreements. Maple Pictures was formed by a director of the Company, another former Lionsgate executive and a third-party equity investor. The director is Co-President and a director of, and holds a 19.5% equity interest in, Maple Pictures. We also have a minority interest in Maple Pictures (see Note 6).
      The brother of our Vice Chairman and a director is an employee at a private bank that is affiliated with Merrill Lynch. The bank manages a portion of our cash holdings. In fiscal 2006, the brother of our Vice Chairman and a director received less than $25,000 in connection with this relationship.
      In March 2006, the Company entered into purchase and vendor subscription agreements with Icon International, Inc., a company which directly reports to Omnicom Group, Inc. A director of the Company is the Chairman and Chief Executive Officer of Omnicom Media Group, a division of Omnicom Group, Inc. Under the purchase agreement, the Company agreed to transfer to Icon International, inc. for liquidation purposes certain excess inventory CDs, VHS tapes and DVDs in inventory. In return, Icon International, Inc. agreed to pay the Company approximately $0.7 million. The Company received the $0.7 million payment in March 2006. Under the vendor subscription agreement, the Company agreed to purchase approximately $4.1 million in net media advertising through Icon International, Inc. in order to earn approximately $0.8 million in guaranteed minimum credits under a formula set forth under the Vendor Subscription agreement in exchange for Icon International, Inc.’s media advertising procurement services. The guaranteed minimum credits will be credited against the guaranteed minimum payment to satisfy the Company’s minimum payment obligation under the vendor subscription agreement. The Company intends to spend approximately $5.6 million (approximately $4.8 million in net media advertising under the terms of the vendor subscription agreement) in media advertising through Icon International, Inc. Icon International, Inc. has acknowledged that when delivered such a purchase will extinguish the Company’s guaranteed minimum payment obligation under the vendor subscription agreement. During the year ended March 31, 2006, the Company did not pay any amounts to Icon International, Inc. under the vendor subscription agreement.