Form 10-Q
period 2006-06-30
LIONS GATE ENTERTAINMENT CORP /CN/
filed 2006-08-09
CIK 929351

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the transition period from to

Commission File No.: 1-14880

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

(604) 721-0719
(Registrant’s telephone number, including area code)

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

Large accelerated filer ☑      Accelerated Filer ☐     Non-accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at August 1, 2006

Common Stock, no par value per share	104,632,663 shares

FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases you can identify forward-looking statements by terms such as “may,” “intend,” “will,” “could,” “would,” “expects,” “believe,” “estimate,” or the negative of these terms, and similar expressions intended to identify forward-looking statements.

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

Actual results in the future could differ materially and adversely from those described in the forward-looking statements as a result of various important factors, including the substantial investment of capital required to produce and market films and television series, increased costs for producing and marketing feature films, budget overruns, limitations imposed by our credit facilities, unpredictability of the commercial success of our motion pictures and television programming, the cost of defending our intellectual property, difficulties in integrating acquired businesses, technological changes and other trends affecting the entertainment industry, and the risk factors found under the heading “Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on June 14, 2006, which risk factors are incorporated herein by reference.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

LIONS GATE ENTERTAINMENT CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2006	2006
	(Unaudited)	(Note 2)
	(Amounts in thousands, except share amounts)

ASSETS
Cash and cash equivalents	$54,858	$46,978
Restricted cash	736	820
Investments — auction rate securities	142,107	167,081
Investments — equity securities	14,556	14,921
Accounts receivable, net of reserve for video returns and allowances of $72,740 (March 31, 2006 — $73,366) and provision for doubtful accounts of $8,692 (March 31, 2006 — $10,934)	90,801	182,659
Investment in films and television programs	445,888	417,750
Property and equipment	8,509	7,218
Goodwill	185,517	185,117
Other assets	25,534	30,705

	$968,506	$1,053,249

LIABILITIES
Accounts payable and accrued liabilities	$121,113	$188,793
Unpresented bank drafts	—	14,772
Film obligations	275,405	284,987
Subordinated notes	385,000	385,000
Deferred revenue	38,789	30,427

	820,307	903,979

Commitments and contingencies

SHAREHOLDERS’ EQUITY
Common shares, no par value, 500,000,000 shares authorized, 104,632,164 at June 30, 2006 and 104,422,765 at March 31, 2006 shares issued and outstanding	331,246	328,771
Series B preferred shares (10 shares issued and outstanding)	—	—
Restricted share units	—	5,178
Unearned compensation	—	(4,032)
Accumulated deficit	(180,734)	(177,130)
Accumulated other comprehensive loss	(2,313)	(3,517)

	148,199	149,270

	$968,506	$1,053,249

See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2006	2005
	(Amounts in thousands, except per share amounts)

Revenues	$172,456	$194,229
Expenses:
Direct operating	68,545	100,264
Distribution and marketing	87,046	93,481
General and administration	19,233	17,329
Depreciation	544	748

Total expenses	175,368	211,822

Operating Loss	(2,912)	(17,593)

Other Expense (Income):
Interest expense	4,676	4,884
Interest rate swaps mark-to-market	—	337
Interest income	(2,561)	(1,065)

Total other expenses	2,115	4,156

Loss Before Equity Interests and Income Taxes	(5,027)	(21,749)
Equity interests	58	—

Loss Before Income Taxes	(4,969)	(21,749)
Income tax provision (benefit)	(1,365)	70

Net loss	$(3,604)	$(21,819)

Basic and Diluted Loss Per Common Share	$(0.03)	$(0.21)

See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

									Accumulated
			Series B		Restricted			Comprehensive	Other
	Common Shares		Preferred Shares		Share	Unearned	Accumulated	Income	Comprehensive
	Number	Amount	Number	Amount	Units	Compensation	Deficit	(Loss)	Loss	Total
	(Amounts in thousands, except share amounts)

Balance at March 31, 2005	101,843,708	$305,662	10	$—	$—	$—	$(183,226)		$(5,297)	$117,139
Exercise of stock options	361,310	1,408								1,408
Issuance to directors for services	20,408	203								203
Impact of previously modified stock options	—	27								27
Issuance of common shares in connection with acquisition of film assets	399,042	3,775								3,775
Issuance of common shares in connection with acquisition of common shares of Image Entertainment	1,104,004	11,537								11,537
Issuance of common shares in connection with acquisition of Redbus	643,460	5,643								5,643
Issuance of restricted share units					5,694	(5,694)				—
Amortization of restricted share units						1,662				1,662
Vesting of restricted share units	50,833	516			(516)					—
Comprehensive income (loss)
Net income							6,096	6,096		6,096
Foreign currency translation adjustments								2,223	2,223	2,223
Net unrealized loss on foreign exchange contracts								(356)	(356)	(356)
Unrealized loss on investments — available for sale								(87)	(87)	(87)

Comprehensive income								$7,876

Balance at March 31, 2006	104,422,765	$328,771	10	$—	$5,178	$(4,032)	$(177,130)		$(3,517)	$149,270
Reclassification of unearned compensation and restricted share common units upon adoption of SFAS No. 123(R)		1,146			(5,178)	4,032				—
Exercise of stock options	123,633	355								355
Vesting of restricted share units	85,766									—
Stock based compensation		974								974
Comprehensive income (loss)
Net loss							(3,604)	(3,604)		(3,604)
Foreign currency translation adjustments								1,550	1,550	1,550
Net unrealized gain on foreign exchange contracts								17	17	17
Unrealized loss on investments — available for sale								(363)	(363)	(363)

Comprehensive loss								$(2,400)		—

Balance at June 30, 2006	104,632,164	$331,246	10	$—	$—	$—	$(180,734)		$(2,313)	$148,199

See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2006	2005
	(Amounts in thousands)

Operating Activities:
Net loss	$(3,604)	$(21,819)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation of property and equipment	544	748
Amortization of deferred financing costs	975	898
Amortization of films and television programs	33,193	65,376
Amortization of intangible assets	244	548
Non-cash stock-based compensation	974	89
Interest rate swaps mark-to-market	—	337
Equity interests	(58)	—
Changes in operating assets and liabilities:
Decrease in restricted cash	84	1,945
Accounts receivable, net	93,013	40,774
Increase in investment in films and television programs	(60,439)	(69,195)
Other assets	4,717	(140)
Accounts payable and accrued liabilities	(68,278)	(588)
Unpresented bank drafts	(14,772)	9,702
Film obligations	(9,936)	15,247
Deferred revenue	8,319	(13,755)

Net Cash Flows Provided By (Used In) Operating Activities	(15,024)	30,167

Investing Activities:
Purchases of investments — auction rate securities	(165,620)	—
Sales of investments — auction rate securities	190,594	—
Cash received from sale of investment	—	2,011
Purchases of property and equipment	(1,831)	(629)

Net Cash Flows Provided By Investing Activities	23,143	1,382

Financing Activities:
Issuance of common shares	353	61
Repayment of subordinated notes	—	(5,000)
Repayment of mortgages payable	—	(285)

Net Cash Flows Provided By (Used In) Financing Activities	353	(5,224)

Net Change In Cash And Cash Equivalents	8,472	26,325
Foreign Exchange Effects on Cash	(592)	(892)
Cash and Cash Equivalents — Beginning Of Period	46,978	112,839

Cash and Cash Equivalents — End Of Period	$54,858	$138,272

See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Operations

Lions Gate Entertainment Corp. (the “Company,” “Lionsgate,” “us” or “our”) is a diversified independent producer and distributor of motion pictures, television programming, home entertainment, video-on-demand and music content. The Company also acquires distribution rights from a wide variety of studios, production companies and independent producers. On December 15, 2003, the Company acquired Film Holdings Co., the parent company of Artisan Entertainment Inc. (“Artisan”) and on October 17, 2005, the Company acquired the Redbus companies as described in note 8.

2.	Basis of Presentation and Use of Estimates

The accompanying unaudited condensed consolidated financial statements include the accounts of Lionsgate and all of its majority-owned and controlled subsidiaries and consolidated variable interest entities, with a provision for minority interests.

The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).

The unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these unaudited condensed consolidated financial statements. Operating results for the three months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ended March 31, 2007. The balance sheet at March 31, 2006 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read together with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2006.

Certain amounts presented for fiscal 2006 have been reclassified to conform to the fiscal 2007 presentation.

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

Investments

Investments classified as available-for-sale are reported at fair value based on quoted market prices, with unrealized gains and losses excluded from earnings and reported as other comprehensive income or loss (see note 10). The cost of investments sold is determined in accordance with the specific identification method and

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

realized gains and losses are included in interest income. As of June 30, 2006, the cost, unrealized losses and carrying value of the Company’s available-for-sale investments were as follows:

		Unrealized
		Holding	Carrying
	Cost	Losses	Value
	(Amounts in thousands)

Auction Rate Securities
Auction rate preferred stock	$34,331	$—	$34,331
Auction rate notes	107,776	—	107,776

	142,107	—	142,107

Equity Securities
Equity securities	15,008	(452)	14,556

	$157,115	$(452)	$156,663

During the year ended March 31, 2006, the Company began investing in auction rate preferred stock and auction rate notes (collectively, the “auction rate preferreds”). Auction rate preferred stock is preferred stock with a dividend rate determined periodically, typically less than every 90 days, based on an auction mechanism. Auction rate notes are debt instruments. The interest rate for the auction rate notes will adjust to current market rates at each interest reset date, typically every seven, 28 or 35 days. The interest rates are impacted by various factors, including credit risk, tax risk, general market interest rate risk and other factors. Auction rate preferreds do not meet the definition of a cash equivalent since they do not have scheduled maturities of less than 90 days from investment. The Company’s investment in auction rate preferreds as of June 30, 2006 are invested in securities rated as “AAA.”

Equity securities are comprised of the Company’s investment in the common shares of Image Entertainment, Inc. (“Image”), a distributor of DVDs and entertainment programming. During the year ended March 31, 2006, the Company purchased in the open market 1,150,000 common shares of Image for $3.5 million in cash, representing an average cost per share of $3.02. Also during the year ended March 31, 2006 the Company completed a negotiated exchange with certain shareholders of Image in which the Company exchanged 1,104,004 of its common shares (at $10.45 per share) in return for 2,883,996 common shares of Image (at $4.00 per share). The cost on an exchanged basis of the additional 2,883,996 common shares of Image is $11.5 million. As of June 30, 2006 and March 31, 2006, the Company held 4,033,996 common shares of Image acquired at an average cost per share of $3.72; the shares held by the Company represent approximately 18.9% of Image’s outstanding common shares as of July 31, 2006. The closing price of Image’s common shares on June 30, 2006 was $3.61 per common share (March 31, 2006 — $3.70 per common share). As a result, the Company had unrealized losses of $0.5 million and $0.1 million on its investment in Image common shares as of June 30, 2006 and March 31, 2006, respectively. The Company has reported the unrealized losses $0.5 million and $0.1 million as other comprehensive loss in the condensed consolidated statement of shareholder’s equity as of June 30, 2006 and March 31, 2006, respectively.

Recent Accounting Pronouncements

Statement of Financial Accounting Standards No. 123R.  In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)). SFAS 123(R) revises SFAS No. 123 and eliminates the alternative to use the intrinsic method of accounting under APB No. 25. SFAS 123(R) requires all public companies accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments, to account for these types of

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

transactions using a fair-value-based method. Effective April 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), “Share-Based Payment,” (SFAS No. 123(R)) using the modified-prospective transition method. Under such transition method, compensation cost recognized in the three months ended June 30, 2006 includes: (a) compensation cost for all stock options granted prior to, but not yet vested as of April 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted on or after April 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). See note 12 for further discussion of the Company’s stock-based compensation in accordance with SFAS 123(R).

Statement of Financial Accounting Standards Staff Position 115-1.  In March 2004, the FASB ratified the measurement and recognition guidance and certain disclosure requirements for impaired securities as described in EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” In November 2005, the FASB issued FASB Staff Position SFAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“the FSP”). The FSP nullifies certain requirements of EITF Issue 03-1 and supersedes EITF Topic D-44, “Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value.” The FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss. The FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than temporary impairments. The FSP was effective for reporting periods beginning after December 15, 2005. The adoption of the FSP did not have a material effect on the Company’s results of operations, financial position or cash flows.

Statement of Financial Accounting Standards No. 154.  In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” a replacement of Accounting Principles Board Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” (“SFAS 154”). SFAS 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle (including voluntary changes). Previously, changes in accounting principles were generally required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the statement does not change the transition provisions of any existing accounting pronouncements. The Company adopted this pronouncement beginning in the quarterly period ended June 30, 2006. The adoption of SFAS 154 did not have a material effect on the Company’s results of operations, financial position or cash flows.

EITF Issue No. 04-8.  During the year ended March 31, 2005, the Company adopted EITF Issue No. 04-8 “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share,” which applied to reporting periods ending after the effective date of December 15, 2004. Under EITF Issue No. 04-8, all instruments that have embedded conversion features that are contingent on market conditions indexed to an issuer’s share price are included in diluted earnings per share computations (if dilutive) regardless of whether the market conditions have been met. On October 4, 2004, Lions Gate Entertainment Inc., a wholly owned subsidiary of the Company, sold $150.0 million of 2.9375% Convertible Senior Subordinated Notes (“2.9375% Notes”) with a maturity date of October 15, 2024. The 2.9375% Notes are convertible at the option of the holder, at any time prior to maturity, upon satisfaction of certain conversion contingencies, into common shares of Lions Gate Entertainment Corp., and therefore the 2.9375% Notes would be included in diluted earnings per share computations for the three months ended June 30, 2006 and 2005 (if dilutive).

Variable Interest Entities.  In January 2003, the FASB issued FIN 46, which is effective for financial statements of public companies that have special purpose entities for periods ending after December 15, 2003 and for public companies without special purpose entities for periods ending after March 15, 2004. The standard

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

establishes criteria to identify Variable Interest Entities (“VIEs”) and the primary beneficiary of such entities. An entity that qualifies as a VIE must be consolidated by its primary beneficiary. As of June 30, 2006 and March 31, 2006, the Company did not have any such special purpose entities.

3.	Investment in Films and Television Programs

	June 30,	March 31,
	2006	2006
	(Amounts in thousands)

Theatrical and Non-Theatrical Films
Released, net of accumulated amortization	$148,811	$154,574
Acquired libraries, net of accumulated amortization	102,906	105,144
Completed and not released	16,712	30,444
In progress	83,670	47,487
In development	3,070	3,104
Product inventory	26,791	28,179

	381,960	368,932

Direct-to-Television Programs
Released, net of accumulated amortization	33,801	36,003
In progress	29,681	12,311
In development	446	504

	63,928	48,818

	$445,888	$417,750

Acquired libraries of $102.9 million at June 30, 2006 (March 31, 2006 — $105.1 million) include the Trimark library acquired October 2000, the Artisan library acquired December 2003 (refer to note 8), the Modern Entertainment, Ltd. (“Modern”) library acquired in August 2005 and the Redbus library acquired in October 2005 (refer to note 8). On August 17, 2005, the Company acquired certain of the film assets and accounts receivable of Modern, a licensor of film rights to DVD distributors, broadcasters and cable networks for total consideration of $7.3 million, comprised of $3.5 million in cash and 399,042 shares of the Company’s common shares valued at $3.8 million. In addition, the Company recorded $0.2 million in direct transaction costs comprised primarily of legal costs incurred in connection with the purchased assets. The allocation of the Modern purchase price to the assets acquired was $5.3 million to investment in films and television programs and $2.2 million to accounts receivable. The Trimark library is amortized over its expected revenue stream for a period of 20 years from the acquisition date. The remaining amortization period on the Trimark library at June 30, 2006 is 14.25 years on unamortized costs of $18.2 million. The Artisan library includes titles released at least three years prior to the date of acquisition and is amortized over its expected revenue stream for a period of 20 years from the date of acquisition. The remaining amortization period on the Artisan library at June 30, 2006 is 17.5 years on unamortized costs of $77.5 million. The Modern library is amortized over its expected revenue stream for a period of 20 years from the acquisition date. The remaining amortization period on the Modern library at June 30, 2006 is 19.0 years on unamortized costs of $5.1 million. The Redbus library includes titles released at least three years prior to the date of acquisition and is amortized over its expected revenue stream for a period of 20 years from the date of acquisition. The remaining amortization period on the Redbus library at June 30, 2006 is 19.25 years on unamortized costs of $2.2 million.

The Company expects approximately 43% of completed films and television programs, net of accumulated amortization, will be amortized during the one-year period ending June 30, 2007. Additionally, the Company

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expects approximately 80% of completed and released films and television programs, net of accumulated amortization and excluding acquired libraries, will be amortized during the three-year period ending June 30, 2009.

4.	Other Assets

	June 30,	March 31,
	2006	2006
	(Amounts in thousands)

Deferred financing costs, net of accumulated amortization	$14,896	$15,626
Prepaid expenses and other	9,404	13,037
Intangible assets, net	1,234	1,478
Deferred print costs	—	564

	$25,534	$30,705

Deferred Financing Costs.  Deferred financing costs primarily include costs incurred in connection with the credit facility (see note 5) and the issuance of the 4.875% Notes, the 2.9375% Notes and the 3.625% Notes (see note 7) that are deferred and amortized to interest expense.

Intangible Assets.  Intangible assets represent distribution and personal service agreements amortized over a period of two to four years from the date of acquisition and publishing rights that are amortized over a three-year period from the date of acquisition. Amortization expense of $0.2 million was recorded for the three months ended June 30, 2006 (2005 — $0.5 million).

Other Investments.

Maple:  On April 8, 2005, Lionsgate entered into library and output agreements with Maple Pictures, a Canadian corporation, for the distribution of Lionsgate’s motion picture, television and home video product in Canada. As part of this transaction, Maple Pictures purchased a majority of the Company’s interest in Christal Distribution, a number of production entities and other Lionsgate distribution assets in Canada. Maple Pictures was formed by two former Lionsgate executives and a third-party equity investor. Lionsgate also acquired and currently owns a 10% minority interest in Maple Pictures.

As a result of these transactions with Maple Pictures, Lionsgate recorded an investment in Maple Pictures of $2.1 million in other assets in the consolidated balance sheet. The Company is accounting for the investment in Maple Pictures using the equity method. For the three months ended June 30, 2006, a gain of $0.1 million is recorded in equity interests in the consolidated statements of operations and the investment in Maple Pictures is $2.1 million as of June 30, 2006 (March 31, 2006 — $2.0 million).

Christal:  On April 13, 2005, Maple Pictures Corp. purchased a majority of the Company’s interest in Christal Films Distribution Inc. (“Christal”), a film distributor and sub-distributor in Quebec, Canada. Also on April 13, 2005, Christal repurchased the Company’s remaining interest in Christal and therefore beginning April 2005, Christal is no longer being consolidated by the Company. The divestiture of the Company’s interest in Christal was not material to our consolidated financial statements.

CinemaNow:  At March 31, 2006, the Company had a 30% equity interest on an undiluted basis in CinemaNow, Inc. (“CinemaNow”). The investment in CinemaNow was accounted for using the equity method. The investment in CinemaNow was nil at March 31, 2006. In June 2006, the Company purchased $1.0 million Series E Preferred Stock as part of an $20.3 million round of financing secured by CinemaNow. At June 30, 2006, the Company’s equity interest in CinemaNow is 18.8% on a fully diluted basis and 21.1% on an undiluted basis.

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Bank Loans

At June 30, 2006, the Company had a $215 million revolving line of credit, of which $10 million is available for borrowing by the new Redbus subsidiaries in either U.S. dollars or British pounds sterling. At June 30, 2006, the Company had no borrowings (March 31, 2006 — nil) under the credit facility. The credit facility expires December 31, 2008 and bears interest at 2.75% over the “Adjusted LIBOR” or the “Canadian Bankers Acceptance” rate (as defined in the credit facility), or 1.75% over the U.S. or Canadian prime rates. The availability of funds under the credit facility is limited by the borrowing base. Amounts available under the credit facility are also limited by outstanding letters of credit, which amounted to $0.3 million at June 30, 2006. At June 30, 2006 there was $214.7 million available under the credit facility. The Company is required to pay a monthly commitment fee based upon 0.50% per annum on the total credit facility of $215 million less the amount drawn. Right, title and interest in and to all personal property of Lions Gate Entertainment Corp. and Lions Gate Entertainment Inc. is pledged as security for the credit facility. The credit facility is senior to the Company’s film obligations and subordinated notes. The credit facility restricts the Company from paying cash dividends on its common shares. The Company entered into a $100 million interest rate swap at an interest rate of 3.08%, commencing January 2003 and ended September 2005. The swap was in effect as long as three month LIBOR was less than 5.0%.

6.	Film Obligations

	June 30,	March 31,
	2006	2006
	(Amounts in thousands)

Minimum guarantees	$14,622	$22,865
Minimum guarantees and production obligations initially incurred for a term of more than one year	90,698	76,821
Participation and residual costs	155,110	164,326
Theatrical marketing	1,729	1,770
Film productions	13,246	19,205

	$275,405	$284,987

The Company expects approximately 59% of accrued participants’ shares will be paid during the one-year period ending June 30, 2007.

7.	Subordinated Notes

3.625% Notes.  In February 2005, Lions Gate Entertainment Inc. sold $150.0 million of 3.625% Convertible Senior Subordinated Notes. In connection with this sale, Lions Gate Entertainment Inc. granted the initial purchasers of the 3.625% Notes an option to purchase up to an additional $25.0 million of the 3.625% Notes for 13 days. The fair value of this option was not significant. The initial purchasers exercised this option in February 2005 and purchased an additional $25.0 million of the 3.625% Notes. The Company received $170.2 million of net proceeds after paying placement agents’ fees from the sale of $175.0 million of the 3.625% Notes. The Company also paid $0.6 million of offering expenses incurred in connection with the 3.625% Notes. Interest on the 3.625% Notes is payable semi-annually on March 15 and September 15, commencing on September 15, 2005. After March 15, 2012, interest will be 3.125% per annum on the principal amount of the 3.625% Notes, payable semi-annually on March 15 and September 15 of each year. The 3.625% Notes mature on March 15, 2025. Lions Gate Entertainment Inc. may redeem all or a portion of the 3.625% Notes at its option on or after March 15, 2012 at 100% of their principal amount, together with accrued and unpaid interest through the date of redemption.

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The holder may require Lions Gate Entertainment Inc. to repurchase the 3.625% Notes on March 15, 2012, 2015 and 2020 or upon a change in control at a price equal to 100% of the principal amount, together with accrued and unpaid interest through the date of repurchase. Under certain circumstances, if the holder requires Lions Gate Entertainment Inc. to repurchase all or a portion of their notes upon a change in control, they will be entitled to receive a make whole premium. The amount of the make whole premium, if any, will be based on the price of our common shares on the effective date of the change in control. No make whole premium will be paid if the price of our common shares is less than $10.35 per share or if the price of the common shares of the Company exceeds $75.00 per share.

The 3.625% Notes are convertible, at the option of the holder, at any time before the close of business on or prior to the trading day immediately before the maturity date, if the notes have not been previously redeemed or repurchased, at a conversion rate of 70.0133 shares per $1,000 principal amount of the 3.625% Notes, subject to adjustment in certain circumstances, which is equal to a conversion price of approximately $14.28 per share. Upon conversion of the 3.625% Notes, the Company has the option to deliver, in lieu of common shares, cash or a combination of cash and our common shares. The holder may convert the 3.625% Notes into our common shares prior to maturity if the notes have been called for redemption, a change in control occurs or certain corporate transactions occur.

2.9375% Notes.  In October 2004, Lions Gate Entertainment Inc. sold $150.0 million of 2.9375% Convertible Senior Subordinated Notes. The Company received $146.0 million of net proceeds after paying placement agents’ fees from the sale of $150.0 million of the 2.9375% Notes. The Company also paid $0.7 million of offering expenses incurred in connection with the 2.9375% Notes. Interest on the 2.9375% Notes is payable semi-annually on April 15 and October 15, commencing on April 15, 2005, and the 2.9375% Notes mature on October 15, 2024. From October 15, 2009 to October 14, 2010, Lions Gate Entertainment Inc. may redeem the 2.9375% Notes at 100.839%; from October 15, 2010 to October 14, 2011, Lions Gate Entertainment Inc. may redeem the 2.9375% Notes at 100.420%; and thereafter at 100%.

The holder may require Lions Gate Entertainment Inc. to repurchase the 2.9375% Notes on October 15, 2011, 2014 and 2019 or upon a change in control at a price equal to 100% of the principal amount, together with accrued and unpaid interest through the date of repurchase. Under certain circumstances, if the holder requires Lions Gate Entertainment Inc. to repurchase all or a portion of their notes upon a change in control, they will be entitled to receive a make whole premium. The amount of the make whole premium, if any, will be based on the price of our common shares on the effective date of the change in control. No make whole premium will be paid if the price of our common shares is less than $8.79 per share or if the price of our common shares exceeds $50.00 per share.

The holder may convert the 2.9375% Notes into our common shares prior to maturity only if the price of our common shares issuable upon conversion of a note reaches a specified threshold over a specified period, the trading price of the notes falls below certain thresholds, the notes have been called for redemption, a change in control occurs or certain corporate transactions occur. In addition, under certain circumstances, if the holder converts their notes upon a change in control, such holder will be entitled to receive a make whole premium. Before the close of business on or prior to the trading day immediately before the maturity date, if the notes have not been previously redeemed or repurchased, the holder may convert the notes into our common shares at a conversion rate of 86.9565 shares per $1,000 principal amount of the 2.9375% Notes, subject to adjustment in certain circumstances, which is equal to a conversion price of approximately $11.50 per share.

4.875% Notes.  In December 2003, Lions Gate Entertainment Inc. sold $60.0 million of 4.875% Convertible Senior Subordinated Notes. The Company received $57.0 million of net proceeds after paying placement agents’ fees from the sale of $60.0 million of the 4.875% Notes. The Company also paid $0.7 million of offering expenses incurred in connection with the 4.875% Notes. Interest on the 4.875% Notes is due semi-annually on June 15 and December 15, commencing on June 15, 2004, and the 4.875% Notes mature on December 15, 2010. Lions Gate Entertainment Inc. may redeem all or a portion of the 4.875% Notes at its option on or after December 15, 2006 at 100% of their principal amount, together with accrued and unpaid interest through the date of redemption; provided,

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

however, that the 4.875% Notes will only be redeemable if the closing price of the Company’s common shares equals or exceeds $9.45 per share for at least 20 trading days within a period of 30 consecutive trading days ending on the day before the date of the notice of optional redemption.

The 4.875% Notes are convertible, at the option of the holder, at any time before the close of business on or prior to the trading day immediately before the maturity date if the notes have not been previously redeemed or repurchased at a conversion rate of 185.0944 shares per $1,000 principal amount of the 4.875% Notes, subject to adjustment in certain circumstances, which is equal to a conversion price of approximately $5.40 per share. Upon conversion of the 4.875% Notes, the Company has the option to deliver, in lieu of common shares, cash or a combination of cash and our common shares. The holder may convert the 4.875% Notes into our common shares prior to maturity if the notes have been called for redemption, a change in control occurs or certain corporate transactions occur.

Promissory Note.  On December 15, 2003, the Company assumed, as part of the purchase of Artisan, a $5.0 million subordinated promissory note to Vialta, Inc (“Promissory Note”) issued by Artisan which bears interest at 7.5% per annum compounded quarterly. The Promissory Note matured on April 1, 2005 and was paid during April 2005.

8.	Acquisitions and Divestitures

On March 15, 2006, the Company sold its studio facility located in Vancouver, British Columbia. The purchase price of $35.3 million (net of commissions) was paid in cash. Studios facilities comprised the Company’s studios facilities reporting segment (see note 13). Certain assets, including cash and accounts receivable balances were excluded from the transaction. At March 15, 2006, the carrying value of the studios’ property and equipment sold in the agreement was $28.3 million and was comprised primarily of land and buildings, with carrying values of $12.6 million and $14.8 million, respectively. At March 15, 2006, the carrying value of the goodwill within the studios reporting unit was $1.9 million. The agreement also required the Company to repay the remaining balances of its mortgages payable at the close of the transaction. On March 15, 2006, the Company paid the remaining mortgages balances of $16.8 million. In connection with the repayment of the remaining balances of its mortgages payable on its studio facilities, the Company terminated its CDN$20 million interest rate swap. The fair value of the interest rate swap at June 30, 2005 was negative $0.7 million. Change in the fair value representing a fair valuation loss on the interest rate swap for the three months ended June 30, 2005 amounted to $0.3 million and is included in the condensed consolidated statements of operations. The close-out value of the CDN$20 million interest rate swap was approximately $0.1 million, which the Company paid on March 15, 2006. The studios facilities reporting unit had revenues of $1.4 million for the three months ended June 30, 2005 and segment profit of $0.8 million for the three months ended June 30, 2005.

On October 17, 2005, the Company acquired all outstanding shares of Redbus, an independent United Kingdom film distributor. Consideration for the Redbus acquisition was $35.5 million, comprised of a combination of $28.0 million in cash, $6.4 million in Lionsgate common shares and direct transaction costs of $1.1 million. In addition, the Company assumed other obligations (including accounts payable and accrued liabilities and film obligations) of $19.4 million. At the closing of the transaction the Company issued 643,460 common shares to Redbus Group Limited (“RGL”) valued at approximately $5.6 million, or $8.77 per share, and will issue up to an additional 94,937 common shares to RGL upon satisfaction of the terms of the escrow agreement. Direct transaction costs are considered liabilities assumed in the acquisition, and as such, are included in the purchase price. Direct transaction costs consist primarily of legal and accounting fees. The Company now has the ability to self-distribute its motion pictures in the UK and Ireland. The Company also acquired the Redbus library of approximately 130 films.

The Redbus acquisition was accounted for as a purchase, with the results of operations of Redbus consolidated from October 17, 2005. Goodwill of $27.1 million represents the excess of the purchase price over the fair value of

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the net identifiable tangible and intangible assets acquired. The allocation of the purchase price to the tangible and intangible assets acquired and liabilities assumed based on their fair values is as follows:

(Amounts in
thousands)

Cash and cash equivalents	$1,962
Accounts receivable, net	3,024
Investment in films and television programs	22,024
Other tangible assets acquired	835
Goodwill	27,073
Other liabilities assumed	(19,384)

Total	$35,534

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

Severance and relocation costs incurred by Lionsgate associated with the acquisition of Artisan are not included in the purchase price and, as such, were recorded in the consolidated statement of operations for the year ended March 31, 2004. Severance and relocation costs of $5.6 million included property lease abandonment costs of $2.5 million, the write-off of capital assets no longer in use of $2.1 million and severance of $1.0 million. At June 30, 2006 and March 31, 2006, the remaining liabilities under the severance plan were nil. At June 30, 2006, the remaining liabilities for the property lease abandonment are $1.2 million (March 31, 2006 — $1.3 million) and are included in accounts payable and accrued liabilities in the condensed consolidated balance sheets.

9.	Direct Operating Expenses

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2006	2005
	(Amounts in thousands)

Amortization of films and television programs	$33,193	$65,376
Participation and residual expense	37,198	33,076
Amortization of acquired intangible assets	244	548
Other expenses	(2,090)	1,264

	$68,545	$100,264

Other expenses include direct operating expenses related to the provision for doubtful accounts. Other expenses for three months ended June 30, 2005 also include direct operating expenses related to the studio facility. The negative other expenses for the three months ended June 30, 2006 are due to the reversal of the provision for doubtful accounts associated with the collection of a portion of accounts receivable previously reserved.

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Comprehensive Loss

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2006	2005
	(Amounts in thousands)

Net loss	$(3,604)	$(21,819)
Add (deduct): Foreign currency translation adjustments	1,550	(831)
Add: Net unrealized gain on foreign exchange contracts	17	234
Deduct: Unrealized loss on investments — available for sale	(363)	—

Comprehensive loss	$(2,400)	$(22,416)

11.	Loss Per Share

The Company calculates loss per share in accordance with SFAS No. 128, “Earnings Per Share.” Basic loss per share is calculated based on the weighted average common shares outstanding for the period. Diluted earnings per share includes the impact of the convertible senior subordinated notes, share purchase warrants, stock options and restricted share units, if dilutive.

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2006	2005
	(Amounts in thousands)

Basic loss per common share is calculated as follows:
Numerator:
Net loss	$(3,604)	$(21,819)

Denominator:
Weighted average common shares outstanding	103,319	101,852

Basic and diluted loss per common share	$(0.03)	$(0.21)

Basic loss per common share is calculated using the weighted average number of common shares outstanding during the three months ended June 30, 2006 and 2005 of 103,318,955 shares and 101,852,000 shares, respectively. The exercise of common share equivalents including stock options, the conversion features of the 4.875% Notes, the 2.9375% Notes, the 3.625% Notes and restricted share units could potentially dilute income (loss) per share in the future, but were not reflected in diluted loss per share during the periods presented because to do so would be anti-dilutive.

12.	Accounting for Stock-Based Compensation

Share-Based Compensation

Adoption of SFAS No. 123(R)

As of June 30, 2006, the Company had two stock option and long term incentive plans which permit the grant of stock options and other equity awards to certain employees, officers and non-employee directors, which are described more fully below. Prior to April 1, 2006, the Company accounted for stock-based compensation under the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB Opinion No. 25), and related Interpretations, as permitted under Statement of Financial Accounting Standards (FASB) No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123). The intrinsic value method requires recognition of compensation expense over the applicable vesting period for the

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

difference between the exercise price of the stock option and the fair value of the underlying stock on the date of grant. Since the exercise price of our stock options is equal to the fair value of the underlying stock at the date of grant, the Company has not historically recognized compensation costs associated with share based awards, with the exception of stock appreciation rights (“SARs”) and restricted share units discussed below and to a very limited extent the modification of awards previously issued.

Effective April 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), “Share-Based Payment” (SFAS No. 123 (R)), using the modified-prospective transition method. Under such transition method, compensation cost recognized in the three months ended June 30, 2006 includes: (a) compensation cost for all stock options granted prior to, but not yet vested as of, April 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted on or after April 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated. As a result of adopting SFAS No. 123(R) on April 1, 2006, the Company’s loss from operations before income taxes and net loss for the three months ended June 30, 2006 are both $1.5 million lower than if the Company had continued to account for share-based compensation under APB Opinion 25. The $1.5 million charge consisted of the recognition of compensation expense of $0.5 million associated with stock options granted in previous years and $1.0 million attributable to the valuation of stock appreciation rights at fair value rather than intrinsic value as previously required. The Company’s earnings per share for the three months ended June 30, 2006 would have been $0.01 higher if the Company had not adopted SFAS No. 123(R).

SFAS No. 123(R) requires the cash flows resulting from the tax benefits from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. There were no tax benefits realized from the deduction of amounts related to share based payments in the three months ended June 30, 2006 and 2005. Prior to the adoption of SFAS No. 123(R) and upon issuance of the restricted share units pursuant to the agreements, an unamortized compensation expense equivalent to the market value of the shares on the date of grant was charged to stockholders’ equity as unearned compensation and amortized over the applicable vested periods. As a result of adopting SFAS No. 123(R) on April 1, 2006, the Company transferred the remaining unearned compensation balance in its stockholders’ equity to common share capital. Prior to the adoption of SFAS No. 123(R), the Company recorded forfeitures of restricted share units, if any, and any compensation cost previously recognized for unvested restricted share units was reversed in the period of forfeiture. Beginning April 1, 2006, the Company records forfeitures in accordance with SFAS No. 123(R) by estimating the forfeiture rates for share-based awards upfront and recording a true-up adjustment for the actual forfeitures. In the three months ended June 30, 2006, the calculation of forfeitures did not have a material effect on the Company’s results of operations, financial position or cash flows.

The fair value of each option award is estimated on the date of grant using a closed-form option valuation model (Black-Scholes) based on the assumptions noted in the following table. Expected volatilities are based on implied volatilities from traded options on our stock, historical volatility of Lionsgate stock and other factors. The expected term of options granted represents the period of time that options granted are expected to be outstanding. There were no stock options granted during the three months ended June 30, 2006. The following table represents the assumptions used in the Black-Scholes option-pricing model for options granted during the three months ended June 30, 2005.

Three Months
Ended
June 30,
2005

Risk-free interest rate	4.0%
Expected option lives (in years)	5
Expected volatility for options	33%
Expected dividend yield	None

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted-average grant-date fair values for options granted during the three months ended June 30, 2005 was $3.61.

The following table illustrates the effect on net loss and loss per common share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock options issued and modified under the company’s stock option plans to the three months ended June 30, 2005. For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes option pricing model and amortized to expense over the options’ vesting periods.

Three Months
Ended
June 30,
2005
(Amounts in
thousands
except per
share data)

Numerator:
Net loss, as reported	$(21,819)
Add: stock-based compensation expense calculated using intrinsic value method and included in reported net loss	27
Deduct: stock-based compensation expense calculated using fair value method	(602)

Net loss, pro forma	$(22,394)

Denominator:
Weighted average common shares outstanding	101,852

Earnings per share:
Basic and diluted — as reported	$(0.21)

Basic and diluted — pro forma	$(0.22)

The compensation cost under our various stock option and long-term incentive plans during the three months ended June 30, 2006 and 2005 resulted in a net reduction in compensation expense of $0.4 million and $0.8 million, respectively. The reduction of compensation expense was due to a benefit of $1.4 million and $0.8 million for the three months ended June 30, 2006 and 2005, respectively, from the revaluation of SARs as discussed below. The benefit recognized from the SARs was offset by $1.0 million of compensation expense related to restricted share units and stock options for the three months ended June 30, 2006. There was no income tax benefit recognized in the income statement for share-based compensation arrangements for the three months ended June 30, 2006 and 2005.

Stock Option and Long Term Incentive Plans

The Company has two stock option and long term incentive plans which permit the grant of stock options and other equity awards to certain employees, officers and non-employee directors for up to 11.0 million shares of common stock.

The shareholders approved an Employees’ and Directors’ Equity Incentive Plan (the “Plan”) that provides for the issue of up to 8.0 million common shares of the Company to eligible employees, directors and service providers of the Company and its affiliates. On July 25, 2003, the Board of Directors increased the number of shares authorized for stock options from 8.0 million to 9.0 million. Of the 9.0 million common shares allocated for issuance, up to a maximum of 250,000 common shares may be issued as discretionary bonuses in accordance with the terms of a share bonus plan. At June 30, 2006, 64,431 common shares were available for grant under the Plan.

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On June 28, 2004, the Board of Directors adopted the 2004 Performance Incentive Plan (the “2004 Plan”). The shareholders approved the 2004 Plan at the 2004 Annual General Meeting of Shareholders held on September 14, 2004. With the approval of the 2004 Plan, no new awards were granted under the Plan subsequent to the 2004 Annual General Meeting of Shareholders. Any remaining shares available for additional grant purposes under the Plan may be issued under the 2004 Plan. The 2004 Plan provides for the issue of up to an additional 2.0 million common shares of the Company to eligible employees, directors, officers and other eligible persons through the grant of awards and incentives for high levels of individual performance and improved financial performance of the Company. The 2004 Plan authorizes stock options, share appreciation rights, restricted shares, share bonuses and other forms of awards granted or denominated in the Company’s common shares. The per share exercise price of an option granted under the 2004 Plan generally may not be less than the fair market value of a common share of the Company on the date of grant. The maximum term of an option granted under the 2004 Plan is ten years from the date of grant. At June 30, 2006, 66,930 common shares were available for grant under the 2004 Plan.

A summary of option activity under the various plans as of June 30, 2006, and changes during the three months then ended is presented below:

			Weighted
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value

Outstanding at April 1, 2006	5,170,104	$4.19
Granted	—	—
Exercised	(123,633)	2.87
Forfeited or expired	(16,841)	8.13

Outstanding at June 30, 2006	5,029,630	$4.21	1.76	$22,550,739

Expected to Vest at June 30, 2006	4,778,149	$4.19	1.76	$21,423,202

Exercisable at June 30, 2006	4,331,840	$3.56	1.54	$21,835,920

The total intrinsic value of options exercised during the three months ended June 30, 2006 and 2005 were $0.8 million and $1.0 million, respectively.

Restricted Share Units.  Effective June 27, 2005 the Company, pursuant to the 2004 Plan, entered into restricted share unit agreements with certain employees and directors. During the three months ended June 30, 2006 and 2005, the Company awarded 352,875 and 198,000 restricted share units, respectively, under these agreements.

A summary of the status of the Company’s restricted share units as of June 30, 2006, and changes during the three months ended June 30, 2006, is presented below:

		Weighted-Average
		Grant Date Fair
	Number of Shares	Value

Outstanding at April 1, 2006	508,667	10.18
Granted	352,875	8.96
Vested	(85,766)	10.60
Forfeited	(4,625)	10.44

Outstanding at June 30, 2006	771,151	$9.57

The fair values of restricted share units are determined based on the market value of the shares on the date of grant. The weighted-average grant-date fair values of restricted share units granted during the three months ended June 30, 2006 and 2005 were $8.96 and $10.60, respectively. The total fair value of shares vested during the three

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

months ended June 30, 2006 was $0.8 million. No share units vested during the three months ended June 30, 2005. Compensation expense recorded for these restricted share units was $0.5 million and nil during the three months ended June 30, 2006 and 2005, respectively. As of June 30, 2006, the total remaining unrecognized compensation cost related to nonvested stock options and restricted share units was $1.6 million and $6.6 million, respectively, which is expected to be recognized over a weighted-average period of 0.6 years and 2.3 years, respectively.

Under the Company’s two stock option and long term incentive plans, the Company withholds shares to satisfy minimum statutory federal, state and local tax withholding obligations arising from the vesting of restricted share units.

The Company becomes entitled to an income tax deduction in an amount equal to the taxable income reported by the holders of the stock options and restricted share units when vesting occurs, the restrictions are released and the shares are issued. Restricted share units are forfeited if the employees terminate prior to vesting.

Stock Appreciation Rights.  On November 13, 2001, the Board of Directors of the Company resolved that 750,000 options, granted to certain officers of the Company to purchase common shares of the Company, be revised as stock appreciation rights (“SARs”) which entitle the holders to receive cash only and not common shares. The amount of cash received will be equal to the amount by which the trading price of common shares on the exercise notice date exceeds the SARs’ price of $5.00 multiplied by the number of options exercised. Any twenty-day average trading price of common shares prior to the exercise notice date has to be $6.00 or above in order for the officers to exercise their SARs. These SARs are not considered part of the Employees’ and Directors’ Equity Incentive Plan. Through March 31, 2006, the Company measured compensation expense as the amount by which the market value of common shares exceeded the SARs’ price. Effective April 1, 2006, upon the adoption of SFAS No. 123R, the Company measures compensation expense based on the fair value of the SARs determined by using the Black-Scholes option pricing model. For the three months ended June 30, 2006, the following assumptions were used in the Black-Scholes option pricing model: Volatility of 41.8%, Risk Free Rate of 5.0%-5.2%, Expected Term of 0.17-1.25 years, and Dividend of 0%. At June 30, 2006, the market price of our common shares was $8.55 and the weighted average fair value of the SARs was $3.79 and the SARs had all vested. Due to the reduction in the market price of its common shares, the Company recorded a reduction in stock-based compensation expense in the amount of $1.0 million in general and administration expenses in the unaudited condensed consolidated statement of operations for the three months ended June 30, 2006 (2005 — reduction in expense of $0.6 million). The compensation expense amount in the period is calculated by using the fair value of the SAR multiplied by the 750,000 SARs vested less the amount previously recorded. At June 30, 2006, the Company has a stock-based compensation accrual in the amount of $2.8 million (March 31, 2006 — $3.8 million) included in accounts payable and accrued liabilities on the condensed consolidated balance sheets relating to these SARs.

On February 2, 2004, an officer of the Company was granted 1,000,000 SARs, which entitle the officer to receive cash only, and not common shares. The amount of cash received will be equal to the amount by which the trading price of common shares on the exercise notice date exceeds the SARs’ price of $5.20 multiplied by the number of SARs exercised. The SARs vest one quarter immediately on the award date and one quarter on each of the first, second and third anniversaries of the award date. These SARs are not considered part of the Employees’ and Directors’ Equity Incentive Plan. Applying FIN 28 “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans,” the Company is accruing compensation expense over the service period, which is assumed to be the three year vesting period, using a graded approach. Through March 31, 2006, the Company measured compensation expense as the amount by which the market value of common shares exceeded the SARs’ price. Effective April 1, 2006, upon the adoption of SFAS No. 123R, the Company measures compensation expense based on the fair value of the SARs which is determined by using the Black-Scholes option pricing model. For the three months ended June 30, 2006, the following assumptions were used in the Black-Scholes option pricing model: Volatility of 41.8%, Risk Free Rate of 5.1%, Expected Term of 2.6 years, and Dividend of 0%. At June 30, 2006, the market price of our common shares was $8.55 and the weighted average fair value of the SAR was $4.36 and 950,502 of the SARs had vested. Due to the reduction in the market price of its

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

common shares, the Company recorded a reduction in stock-based compensation expense in the amount of $0.4 million in general and administration expenses in the unaudited condensed consolidated statement of operations for the three months ended June 30, 2006 (2005 — reduction in expense of $0.2 million). During the year ended March 31, 2005 the officer exercised 150,000 of the vested SARs and the Company paid $0.9 million. The compensation expense amount in the period is calculated by using the fair value of the SAR, multiplied by the remaining 950,502 SARs assumed to have vested under the graded methodology less the 150,000 SARs exercised less the amount previously recorded. At June 30, 2006, the Company has a stock-based compensation accrual in the amount of $3.5 million (March 31, 2006 — $3.9 million) included in accounts payable and accrued liabilities on the condensed consolidated balance sheets relating to these SARs.

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

Television consists of the development, production and worldwide distribution of television productions, including television series, television movies and mini-series and non-fiction programming.

Studio Facilities consists of ownership and management of an eight-soundstage studio facility in Vancouver, Canada. Rental revenue is earned from soundstages, office and other services such as furniture, telephones and lighting equipment to tenants that produce or support the production of feature films, television series, movies and commercials. As discussed in note 8, the Company sold its studio facility in March 2006, therefore, the Company is not reporting this segment in fiscal 2007.

Segmented information by business unit is as follows:

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2006	2005
	(Amounts in thousands)

Segment revenues
Motion Pictures	$165,186	$146,982
Television	7,270	45,858
Studio Facilities	—	1,389

	$172,456	$194,229

Segment profit (loss)
Motion Pictures	$11,158	$(9,220)
Television	(1,257)	2,377
Studio Facilities	—	811

	$9,901	$(6,032)

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment profit (loss) is defined as segment revenue less segment direct operating, distribution and marketing, and general and administration expenses. The reconciliation of total segment profit (loss) to the Company’s income (loss) before income taxes is as follows:

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2006	2005
	(Amounts in thousands)

Company’s total segment profit (loss)	$9,901	$(6,032)
Less:
Corporate general and administration	(12,269)	(10,813)
Depreciation	(544)	(748)
Interest expense	(4,676)	(4,884)
Interest rate swaps mark-to-market	—	(337)
Interest income	2,561	1,065
Equity interests	58	—

Income (Loss) Before Income Taxes	$(4,969)	$(21,749)

14.	Commitments and Contingencies

The Company is from time to time involved in various claims, legal proceedings and complaints arising in the ordinary course of business. The Company does not believe that adverse decisions in any such pending or threatened proceedings, or any amount which the Company might be required to pay by reason thereof, would have a material adverse effect on the financial condition or future results of the Company. The Company has provided an accrual for estimated losses under the above matters as of June 30, 2006, in accordance with FAS 5 “Accounting for Contingencies.”

15.	Consolidating Financial Information

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

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables present condensed consolidating financial information as of June 30, 2006 and March 31, 2006 and for the three months ended June 30, 2006 and 2005 for (1) the Company, on a stand-alone basis, (2) the Issuer, on a stand-alone basis, (3) the non-guarantor subsidiaries of the Company (including the subsidiaries of the Issuer) on a combined basis (collectively, the “Other Subsidiaries”) and (4) the Company on a consolidated basis.

	As of June 30, 2006
	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated
	(Amounts in thousands)

BALANCE SHEET
Assets
Cash and cash equivalents	$5,204	$—	$49,654	$—	$54,858
Restricted cash	—	—	736	—	736
Investments — auction rate securities	—	142,107	—	—	142,107
Investments — equity securities	—	14,556	—	—	14,556
Accounts receivable, net	298	785	89,718	—	90,801
Investment in films and television programs	—	6,632	439,256	—	445,888
Property and equipment	—	8,404	105	—	8,509
Goodwill	—	—	185,517	—	185,517
Other assets	28	24,982	524	—	25,534
Investment in subsidiaries	249,444	252,555	(265,150)	(236,849)	—

	$254,974	$450,021	$500,360	$(236,849)	$968,506

Liabilities and Shareholders’ Equity (Deficiency)
Accounts payable and accrued liabilities	$808	$19,458	$100,847	$—	$121,113
Film obligations	—	—	275,405	—	275,405
Subordinated notes	—	385,000	—	—	385,000
Deferred revenue	—	—	38,789	—	38,789
Intercompany payables (receivables)	(156,303)	113,212	(6,057)	49,148	—
Intercompany equity	262,270	93,217	76,420	(431,907)	—
Shareholders’ equity (deficiency)	148,199	(160,866)	14,956	145,910	148,199

	$254,974	$450,021	$500,360	$(236,849)	$968,506

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended June 30, 2006
	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated
	(Amounts in thousands)

STATEMENT OF OPERATIONS
Revenues	$—	$3,618	$168,838	$—	$172,456
EXPENSES:
Direct Operating	—	—	68,545	—	68,545
Distribution and marketing	—	346	86,700	—	87,046
General and administration	391	11,860	6,982	—	19,233
Depreciation	—	13	531	—	544

Total expenses	391	12,219	162,758	—	175,368

OPERATING INCOME (LOSS)	(391)	(8,601)	6,080	—	(2,912)

Other Expense (Income):
Interest expense	100	4,497	278	(199)	4,676
Interest income	(27)	(2,497)	(236)	199	(2,561)

Total other expenses	73	2,000	42	—	2,115

INCOME (LOSS) BEFORE EQUITY INTERESTS AND INCOME TAXES	(464)	(10,601)	6,038	—	(5,027)
Equity interests	(3,419)	6,728	58	(3,309)	58

INCOME (LOSS) BEFORE INCOME TAXES	(3,883)	(3,873)	6,096	(3,309)	(4,969)
Income tax provision (benefit)	(279)	399	(1,485)	—	(1,365)

NET INCOME (LOSS)	$(3,604)	$(4,272)	$7,581	$(3,309)	$(3,604)

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended June 30, 2006
	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated
	(Amounts in thousands)

STATEMENT OF CASH FLOWS
NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	$3,591	$(24,882)	$6,267	$—	$(15,024)

INVESTING ACTIVITIES:
Purchases of investments — auction rate securities	—	(165,620)	—	—	(165,620)
Sales of investments — auction rate securities	—	190,594	—	—	190,594
Purchases of property and equipment	—	(153)	(1,678)	—	(1,831)

NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	—	24,821	(1,678)	—	23,143

FINANCING ACTIVITIES:
Issuance of common shares	353	—	—	—	353

NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	353	—	—	—	353

NET CHANGE IN CASH AND CASH EQUIVALENTS	3,944	(61)	4,589	—	8,472
FOREIGN EXCHANGE EFFECTS ON CASH	(5,748)	72	5,084	—	(592)
CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	6,541	—	40,437	—	46,978

CASH AND CASH EQUIVALENTS — END OF PERIOD	$4,737	$11	$50,110	$—	$54,858

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of March 31, 2006
	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated
	(Amounts in thousands)

BALANCE SHEET
Assets
Cash and cash equivalents	$6,541	$—	$40,437	$—	$46,978
Restricted cash	—	—	820	—	820
Investments — auction rate preferreds and municipal bonds	—	167,081	—	—	167,081
Investments — equity securities	—	14,921	—	—	14,921
Accounts receivable, net	299	829	181,531	—	182,659
Investment in films and television programs	—	5,245	412,505	—	417,750
Property and equipment	—	7,131	87	—	7,218
Goodwill	—	—	185,117	—	185,117
Other assets	27	16,377	14,301	—	30,705
Investment in subsidiaries	228,573	312,011	—	(540,584)	—

	$235,440	$523,595	$834,798	$(540,584)	$1,053,249

Liabilities and Shareholders’ Equity (Deficiency)
Accounts payable and accrued liabilities	$742	$4,087	$183,964	$—	$188,793
Unpresented bank drafts	—	14,772	—	—	14,772
Film obligations	—	—	284,987	—	284,987
Subordinated notes	—	385,000	—	—	385,000
Deferred revenue	—	—	30,427	—	30,427
Intercompany payables (receivables)	(168,726)	188,859	(5,927)	(14,206)	—
Intercompany equity	254,154	93,217	329,948	(677,319)	—
Shareholders’ equity (deficiency)	149,270	(162,340)	11,399	150,941	149,270

	$235,440	$523,595	$834,798	$(540,584)	$1,053,249

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended June 30, 2005
	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated
	(Amounts in thousands)

STATEMENT OF OPERATIONS
Revenues	$172	$—	$194,201	$(144)	$194,229
EXPENSES:
Direct Operating	—	—	100,264	—	100,264
Distribution and marketing	—	—	93,481	—	93,481
General and administration	351	10,432	6,690	(144)	17,329
Depreciation	—	26	722	—	748

Total expenses	351	10,458	201,157	(144)	211,822

OPERATING INCOME (LOSS)	(179)	(10,458)	(6,956)	—	(17,593)

Other Expenses (Income):
Interest expense	17	4,564	303	—	4,884
Interest rate swaps mark-to market	—	19	318	—	337
Interest income	—	(1,065)	—	—	(1,065)

Total other expenses, net	17	3,518	621	—	4,156

INCOME (LOSS) BEFORE EQUITY INTERESTS AND INCOME TAXES	(196)	(13,976)	(7,577)	—	(21,749)
Equity interests	21,623	8,955	—	(30,578)	—

INCOME BEFORE INCOME TAXES	(21,819)	(22,931)	(7,577)	30,578	(21,749)
Income tax provision	—	—	70	—	70

NET INCOME (LOSS)	$(21,819)	$(22,931)	$(7,647)	$30,578	$(21,819)

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended June 30, 2005
	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated
	(Amounts in thousands)

STATEMENT OF CASH FLOWS
NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	$3,916	$(85,958)	$112,209	$—	$30,167

INVESTING ACTIVITIES:
Cash received from sale of investment	—	—	2,011	—	2,011
Purchases of property and equipment	—	(758)	129	—	(629)

NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	—	(758)	2,140	—	1,382

FINANCING ACTIVITIES:
Issuance of common shares	61	—	—	—	61
Repayment of subordinated notes	—	—	(5,000)	—	(5,000)
Repayment of mortgages payable	—	—	(285)	—	(285)

NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	61	—	(5,285)	—	(5,224)

NET CHANGE IN CASH AND CASH EQUIVALENTS	3,977	(86,716)	109,064	—	26,325
FOREIGN EXCHANGE EFFECT ON CASH	(916)	(37)	61	—	(892)
CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	943	106,356	5,540	—	112,839

CASH AND CASH EQUIVALENTS — END OF PERIOD	$4,004	$19,603	$114,665	$—	$138,272

16.	Subsequent Event

Debmar.  On July 3, 2006, the Company acquired all of the capital stock of Debmar-Mercury LLC (“Debmar”), an independent distributor of film and television packages. Consideration for the Debmar acquisition was $27.5 million, comprised of a combination of $24.5 million in cash paid on July 3, 2006 and up to $3.0 million in common shares of the Company to be issued on January 1, 2008. The number of shares to be issued will be determined by dividing (i) the result of $3.0 million minus any losses for which the Company is indemnified, by (ii) the volume weighted average price of a common share of the Company during the 10-trading day period ending on December 31, 2007. The purchase price may be adjusted for the payment of additional consideration contingent on the financial performance of Debmar for the five-year period ending June 30, 2011. The Debmar acquisition provides the Company a new distribution channel giving it the capacity to syndicate its own television programming and feature film packages.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Lions Gate Entertainment Corp. (“Lionsgate,” the “Company,” “we,” “us” or “our”) is a diversified independent producer and distributor of motion pictures, television programming, home entertainment, family entertainment, video-on-demand and music content. We release approximately 15 to 18 motion pictures theatrically per year. Our theatrical releases include films we produce in-house and films we acquire from third parties. We also have produced approximately 97 hours of television programming on average each of the last three years. Our disciplined approach to production, acquisition and distribution is designed to maximize our profit by balancing our financial risks against the probability of commercial success of each project. We currently distribute our library of approximately 5,300 motion picture titles and 2,500 television episodes and programs directly to retailers, video rental stores, and pay and free television channels in the US, UK and Ireland and indirectly to other international markets through third parties. We own a minority interest in CinemaNow, Inc. (“CinemaNow”), an internet video-on-demand provider. We also own a minority interest in Maple Pictures Corp. (“Maple Pictures”), a Canadian film and television distributor based in Toronto, Canada. We have an output arrangement with Maple Pictures through which we distribute our library and titles in Canada. During fiscal 2006, we purchased an aggregate of 4,033,996 shares of Image Entertainment, Inc. (“Image”), representing approximately 18.9% of Image’s outstanding common shares as of July 31, 2006. Image is a home video and television distribution company specializing in digital media distribution of television programs, public domain and copyrighted feature films and music concerts.

Our revenues are derived from the following business segments:

•	Motion Pictures, which includes Theatrical, Home Entertainment, Television and International Distribution. Theatrical revenues are derived from the domestic theatrical release of motion pictures in North America. Home entertainment revenues are derived from the sale of video and DVD releases of our own productions and acquired films, including theatrical releases and direct-to-video releases. Television revenues are primarily derived from the licensing of our productions and acquired films to the domestic cable, free and pay television markets. International revenues are derived from the licensing of our productions and acquired films to international markets on a territory-by-territory basis.

•	Television, which includes the licensing to domestic and international markets of one-hour and half-hour drama series, television movies and mini-series and non-fiction programming.

•	Studio Facilities, which included Lions Gate Studios and the leased facility Eagle Creek Studios and which derived revenue from rental of sound stages, production offices, construction mills, storage facilities and lighting equipment to film and television producers. We sold our studios facilities located in Vancouver, British Columbia on March 15, 2006. Studios facilities comprised the Company’s studios facilities reporting segment (see note 13 of our accompanying consolidated financial statements). Therefore, the Company is not reporting this segment in fiscal 2007. We are considering building a studio in New Mexico.

Our primary operating expenses include the following:

•	Direct Operating Expenses, which include amortization of production or acquisition costs, participation and residual expenses and provision for doubtful accounts.

•	Distribution and Marketing Expenses, which primarily include the costs of theatrical “prints and advertising” and of video and DVD duplication and marketing.

•	General and Administration Expenses, which include salaries and other overhead.

Recent Developments

Debmar.  On July 3, 2006, the Company acquired all of the capital stock of Debmar-Mercury LLC (“Debmar”), an independent distributor of film and television packages. Consideration for the Debmar acquisition was $27.5 million, comprised of a combination of $24.5 million in cash paid on July 3, 2006 and up to $3.0 million in common shares of the Company to be issued on January 1, 2008. The number of shares to be issued will be determined by dividing (i) the result of $3.0 million minus any losses for which the Company is indemnified, by

(ii) the volume weighted average price of a common share of the Company during the 10-trading day period ending on December 31, 2007. The purchase price may be adjusted for the payment of additional consideration contingent on the financial performance of Debmar for the five-year period ending June 30, 2011. The Debmar acquisition provides the Company a new distribution channel giving it the capacity to syndicate its own television programming and feature film packages.

Image.  During the year ended March 31, 2006, the Company purchased in the open market 1,150,000 common shares of Image for $3.5 million in cash, representing an average cost per share of $3.02. Also during the year ended March 31, 2006, the Company completed a negotiated exchange with certain shareholders of Image in which the Company exchanged 1,104,004 of its common shares (at $10.45 per share) in return for 2,883,996 common shares of Image (at $4.00 per share). The cost on an exchanged basis of the additional 2,883,996 common shares of Image is $11.5 million. As of June 30, 2006 and March 31, 2006, the Company held 4,033,996 common shares of Image acquired at an average cost per share of $3.72; the shares held by the Company represent approximately 18.9% of Image’s outstanding common shares as of July 31, 2006. The closing price of Image’s common shares on June 30, 2006 was $3.61 per common share (March 31, 2006 — $3.70 per common share). As a result, the Company had unrealized losses of $0.5 million and $0.1 million on its investment in Image common shares as of June 30, 2006 and March 31, 2006, respectively. The Company has reported the unrealized losses $0.5 million and $0.1 million as other comprehensive loss in the condensed consolidated statement of shareholder’s equity as of June 30, 2006 and March 31, 2006, respectively.

CinemaNow.  At March 31, 2006, the Company had a 30% equity interest on an undiluted basis in CinemaNow, Inc. (“CinemaNow”). The investment in CinemaNow was accounted for using the equity method. The investment in CinemaNow was nil at March 31, 2006. In June 2006, the Company purchased $1.0 million Series E Preferred Stock as part of a $20.3 million round of financing secured by CinemaNow. At June 30, 2006, the Company’s equity interest in CinemaNow is 18.8% on a fully diluted basis and 21.1% on an undiluted basis.

Redbus.  On October 17, 2005, the Company acquired all outstanding shares of Redbus, an independent United Kingdom film distributor. Consideration for the Redbus acquisition was $35.5 million, comprised of a combination of $28.0 million in cash, $6.4 million in Lionsgate common shares and direct transaction costs of $1.1 million. In addition, the Company assumed other obligations (including accounts payable and accrued liabilities and film obligations) of $19.4 million. At the closing of the transaction the Company issued 643,460 common shares to Redbus Group Limited (“RGL”) valued at approximately $5.6 million, or $8.77 per share, and will issue up to an expected additional 94,937 common shares to RGL upon satisfaction of the terms of the escrow agreement to terminate on May 17, 2007. Direct transaction costs are considered liabilities assumed in the acquisition and, as such, are included in the purchase price. Direct transaction costs consist primarily of legal and accounting fees. The Company now has the ability to self-distribute its motion pictures in the UK and Ireland. The Company also acquired the Redbus library of approximately 130 films.

The Redbus acquisition was accounted for as a purchase, with the results of operations of Redbus consolidated from October 17, 2005. Goodwill of $27.1 million represents the excess of purchase price over the fair value of the net identifiable tangible and intangible assets acquired.

Lionsgate Studios.  On March 15, 2006, the Company sold its studios facilities located in Vancouver, British Columbia.

CRITICAL ACCOUNTING POLICIES

The application of the following accounting policies, which are important to our financial position and results of operations, requires significant judgments and estimates on the part of management. For a summary of all of our accounting policies, including the accounting policies discussed below, see note 2 to our March 31, 2006 audited consolidated financial statements.

Generally Accepted Accounting Principles.  Our consolidated financial statements have been prepared in accordance with U.S. GAAP.

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

Income Taxes.  The Company is subject to federal and state income taxes in the United States, and in several foreign jurisdictions in which we operate. We account for income taxes according to the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). SFAS 109 requires the recognition of deferred tax assets, net of applicable reserves, related to net operating loss carryforwards and certain temporary differences. The standard requires recognition of a future tax benefit to the extent that realization of such benefit is more likely than not or a valuation allowance is applied.

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

Recent Accounting Pronouncements

Statement of Financial Accounting Standards No. 123R.  In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)). SFAS 123(R) revises SFAS No. 123 and eliminates the alternative to use the intrinsic method of accounting under APB No. 25. SFAS 123(R) requires all public companies accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments, to account for these types of transactions using a fair-value-based method. Effective April 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), “Share-Based Payment” (SFAS No. 123(R)), using the modified-prospective transition method. Under such transition method, compensation cost recognized in the three months ended June 30, 2006 includes: (a) compensation cost for all stock options granted prior to, but not yet vested as of April 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted on or after April 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). See note 12 for further discussion of the Company’s stock-based compensation in accordance with SFAS 123(R).

Statement of Financial Accounting Standards Staff Position 115-1.  In March 2004, the FASB ratified the measurement and recognition guidance and certain disclosure requirements for impaired securities as described in EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” In November 2005, the FASB issued FASB Staff Position SFAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“the FSP”). The FSP nullifies certain requirements of EITF Issue 03-1 and supersedes EITF Topic D-44, “Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value.” The FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss. The FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than temporary impairments. The FSP was effective for reporting periods beginning after December 15, 2005. The adoption of the FSP did not have a material effect on the Company’s results of operations, financial position or cash flows.

Statement of Financial Accounting Standards No. 154.  In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” a replacement of Accounting Principles Board Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” (“SFAS 154”). SFAS 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle (including voluntary changes). Previously, changes in accounting principles were generally required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the statement does not change the transition provisions of any existing accounting pronouncements. The Company adopted this pronouncement beginning in the quarterly period ended June 30, 2006. The adoption of SFAS 154 did not have a material effect on the Company’s results of operations, financial position or cash flows.

EITF Issue No. 04-8. During the year ended March 31, 2005, the Company adopted EITF Issue No. 04-8 “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share,” which applied to reporting periods ending after the effective date of December 15, 2004. Under EITF Issue No. 04-8, all instruments that have embedded conversion features that are contingent on market conditions indexed to an issuer’s share price are included in diluted earnings per share computations (if dilutive) regardless of whether the market conditions have been met. On October 4, 2004, Lions Gate Entertainment Inc., a wholly owned subsidiary of the Company sold $150.0 million of 2.9375% Convertible Senior Subordinated Notes (“2.9375% Notes”) with a maturity date of October 15, 2024. The 2.9375% Notes are convertible at the option of the holder, at any time prior to maturity, upon satisfaction of certain conversion contingencies, into common shares of Lions Gate Entertainment Corp., and therefore the 2.9375% Notes would be included in diluted earnings per share computations for the three months ended June 30, 2006 and 2005 (if dilutive).

Variable Interest Entities. In January 2003, the FASB issued FIN 46, which is effective for financial statements of public companies that have special purpose entities for periods ending after December 15, 2003 and for public companies without special purpose entities for periods ending after March 15, 2004. The standard establishes criteria to identify Variable Interest Entities (“VIEs”) and the primary beneficiary of such entities. An entity that qualifies as a VIE must be consolidated by its primary beneficiary. As of June 30, 2006 and March 31, 2006, the Company did not have any such special purpose entities.

Results of Operations

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Consolidated revenues this quarter of $172.5 million decreased $21.7 million, or 11.2%, compared to $194.2 million in the prior year’s quarter.

Motion pictures revenue of $165.2 million this quarter increased $18.2 million, or 12.4%, compared to $147.0 million in the prior year’s quarter due to the theatrical and video performance of theatrical releases during this quarter. Theatrical revenue included in motion picture revenue of $18.5 million in this quarter decreased $3.8 million, or 17.0%, compared to $22.3 million in the prior year’s quarter. In this quarter, our top four performing theatrical titles represented individually between 6% to 39% of total theatrical revenue and in the aggregate 92% of total theatrical revenue. In the prior year’s quarter, our top four performing theatrical titles represented individually between 3% to 84% of total theatrical revenue and in the aggregate 98% of total theatrical revenue. Current and prior theatrical releases contributing significant theatrical revenue this quarter included Akeelah and the Bee, See No Evil, Larry the Cable Guy, and La Mujer De Mi Hermano. Significant theatrical releases in the prior year’s quarter included Crash, High Tension, Rize and State Property. Video revenue included in motion picture revenue of $114.8 million in this quarter increased $17.4 million, or 17.9%, compared to $97.4 million in the prior year’s quarter. Current and prior video releases contributing significant revenue in this quarter included Madea’s Family Reunion, Crash, Madea Goes to Jail, Why Did I Get Married, Lord of War, Barbie Diaries, Waiting and Saw II. Significant video releases in the prior year’s quarter included Diary of a Mad Black Woman, Alone In the Dark, Beyond the Sea and the Tyler Perry Plays. Previously released titles such as Saw, Final Cut and Open Water also continued to generate video revenues in the prior year’s quarter. International revenue included in motion picture revenue of $15.5 million in this quarter increased $5.5 million, or 55.0%, compared to $10.0 million in the prior year’s quarter. Significant international revenues in this quarter included revenues from Saw 2, Hard Candy and Fierce People. Lionsgate UK, established from the acquisition of Redbus in fiscal 2006, contributed $6.2 million of international revenue, which included significant revenues from Revolver, Goodnight and Good Luck, American Haunting and Hard Candy. Significant international sales in the prior year’s quarter included Hotel Rwanda. Television revenue included in motion picture revenue of $14.8 million in this quarter decreased $1.5 million, or 9.2%, compared to $16.3 million in the prior year’s quarter. Significant television revenues in this quarter included revenue generated by The Devil’s Rejects and Crash. Significant television revenues in the prior year’s quarter included Open Water.

Television production revenue of $7.3 million in this quarter decreased by $38.6 million, or 84.1%, compared to $45.9 million in the prior year’s quarter, in part due to the majority of the current fiscal year’s Television production being anticipated to air in subsequent periods. In this quarter, 1 hour of one-hour series and 6 half-hours of half hour drama series were delivered, contributing domestic licensing revenue of $5.6 million and international and other revenue on one-hour series was $0.2 million. Also in this quarter, television movies contributed revenue of $0.2 million, video releases of television product contributed revenue of $1.3 million. In the prior year’s quarter, 25 hours of one-hour drama series and 7 half-hours of drama series were delivered contributing revenue of $42.9 million and international and other revenue on one-hour drama series was $1.7 million. Also in the prior year’s quarter, revenue contributed from television movies, video releases of television product and non-fiction programming totaled $1.3 million. Domestic deliveries of one-hour drama series in this quarter included 1 hour of Wildfire Season 2, 2 half-hours of Weeds Season 2, and 4 half-hours of the comedy series Lovespring. Television movies in this quarter included Frankenstein, Bad As I Wanna Be, and Final Run. In the prior year’s quarter, domestic deliveries of one-hour drama series included The Cut, Wildfire, Missing and The Dead Zone and of half-hour drama series included Weeds.

Studio facilities revenue decreased to nil in this quarter compared to $1.4 million in the prior year’s quarter due to the sale of Company’s studios facilities on March 15, 2006. Studios facilities comprised the Company’s studios facilities reporting segment.

Direct operating expenses include amortization, participation and residual expenses and provision for doubtful accounts. Direct operating expenses of $68.5 million for this quarter were 39.7% of revenue, compared to direct operating expenses of $100.3 million, which were 51.6% of revenue for the prior year’s quarter. The decrease in direct operating expenses and direct operating expense as a percent of revenue from the prior year is primarily driven by the television segment which experienced a significant decrease in revenue as compared to the prior year. Direct operating expenses as a percentage of revenue for the motion pictures segment decreased only slightly year over year due to changes in the mix of titles released during the periods. The television segment in particular generated significant revenues during the prior period which is associated with higher direct operating expenses as a percentage of revenue. Direct operating expense in the three months ended June 30, 2006 was favorably impacted by a $2.2 million reversal of the provision for doubtful accounts associated with the collection of a portion of accounts receivable previously reserved.

Distribution and marketing expenses of $87.0 million in this quarter decreased $6.5 million, or 7.0%, compared to $93.5 million in the prior year’s quarter due to the theatrical releases during this quarter. Theatrical P&A in this quarter of $42.3 million decreased $7.7 million, or 15.4%, compared to $50.0 million in the prior year’s quarter. Theatrical P&A in this quarter included significant costs incurred on the release of titles such as Akeelah and the Bee, See No Evil, Hard Candy and La Mujer De Mi Hermano domestically and Hard Candy and American Haunting released in the UK by Lionsgate UK. Theatrical P&A in the prior year’s quarter included significant expenditures on the release of titles such as Crash, High Tension and Rize. Video distribution and marketing costs on motion picture and television product in this quarter of $42.0 million increased $1.7 million, or 4.2%, compared to $40.3 million in the prior year’s quarter . Video expenditures on marketing and duplication costs included costs incurred on current and prior period releases including Madea’s Family Reunion, Crash, Barbie Diaries, Madea Goes to Jail and Why Did I Get Married. Video expenditure in the prior year’s quarter included significant expenditure on the release of titles such as Diary of a Mad Black Woman, Alone In the Dark, Beyond the Sea and the Tyler Perry Plays.

General and administration expenses of $19.2 million in this quarter increased $1.9 million, or 11.0%, compared to $17.3 million in the prior year’s quarter, primarily due to increases in compensation expense and the additional costs associated with operating Redbus (now Lionsgate UK). The increase in compensation expense was due to an increase in personnel, contractual increases, and an increase in stock-based compensation from the amortization of unearned compensation expense on restricted share units granted and stock option compensation expense. Compensation from our restricted share units amounted to $0.5 million and nil for the three months ended June 30, 2006 and 2005, respectively. In addition, due to the adoption of SFAS No. 123R we recorded additional compensation expense related to our stock options amounting to $0.5 million in the three months ended June 30, 2006 with no comparable expense in the prior quarter. These additional costs were offset by a benefit of $1.4 million recorded in the three months ended June 30, 2006 compared to a benefit of $0.8 million recorded in the three months ended June 30, 2005 related to stock appreciation rights which are revalued each reporting period. In this quarter, $1.4 million of production overhead was capitalized compared to $1.1 million in the prior year’s quarter.

Depreciation and amortization of $0.5 million this quarter decreased $0.2 million, or 28.6%, from $0.7 million in the prior year’s quarter.

Interest expense of $4.7 million this quarter decreased $0.2 million, or 4.1%, from prior year’s quarter of $4.9 million, primarily due to a reduction in interest expense on the studios mortgage repaid March 15, 2006 in connection with the sale of the studio facilities.

Interest rate swaps did not meet the criteria of effective hedges and therefore a fair valuation loss of $0.3 million was recorded in the quarter ended June 30, 2005. The $100 million interest rate swap the Company had entered into commencing January 2003 ended September 30, 2005. The CDN$20 million interest rate swap a subsidiary of the Company had entered into commencing September 2003 and ending September 2008 was terminated on March 15, 2006 in connection with the repayment of the remaining balances of the mortgages payable on the studio facilities.

Interest and other income of $2.6 million for the quarter ended June 30, 2006, compared to $1.1 million in the prior year’s quarter. Interest and other income this quarter was earned on the cash balance and available-for-sale investments held during the three months ended June 30, 2006.

Equity interests of less than $0.1 million this quarter includes the equity interest in the gain of Maple Pictures consisting of 10% of the gains of Maple Pictures.

The Company had an income tax benefit of $1.4 million or 27.5% of loss before income taxes in the three months ended June 30, 2006, compared to a provision of $0.1 million in the three months ended June 30, 2005. The tax benefit reflected in the current quarter is primarily attributable to foreign losses benefited to the extent of existing deferred tax liabilities in the local jurisdiction and the receipt of refunds of foreign taxes paid in previous years, offset by U.S. federal and state taxes. The Company’s actual annual effective tax rate will differ from the statutory federal rate as a result of several factors, including changes in the valuation allowance against net deferred tax assets, non-temporary differences, foreign income taxed at different rates, state and local income taxes and the utilization of acquired net operating losses.

Net loss for the three months ended June 30, 2006 was $3.6 million, or basic loss per common share of $0.03 on 103.3 million weighted average shares outstanding. This compares to net loss for the three months ended June 30, 2005 of $21.8 million or basic loss per common share of $0.21 on 101.9 million weighted average common shares outstanding.

Liquidity and Capital Resources

Our liquidity and capital resources are provided principally through cash generated from operations, issuance of subordinated notes and our credit facility.

Convertible Senior Subordinated Notes.  In December 2003, Lions Gate Entertainment Inc. sold $60.0 million of 4.875% Notes that mature on December 15, 2010. We received $57.0 million of net proceeds, after paying placement agents’ fees. Offering expenses were $0.7 million. The 4.875% Notes are convertible, at the option of the holder, at any time before the close of business on the business day immediately preceding the maturity date of the 4.875% Notes, unless previously redeemed, into our common shares at a conversion rate of 185.0944 shares per $1,000 principal amount of the 4.875% Notes, which is equal to a conversion price of approximately $5.40 per share. Lions Gate Entertainment Inc. may redeem the 4.875% Notes at its option on or after December 15, 2006 at 100% of their principal amount plus accrued and unpaid interest if the closing price of our common shares exceeds 175% of the conversion price then in effect for at least 20 trading days within a period of 30 consecutive trading days ending on the trading day before the date of notice of redemption.

In October 2004, Lions Gate Entertainment Inc. sold $150.0 million of 2.9375% Notes that mature on October 15, 2024. We received $146.0 million of net proceeds after paying placement agents’ fees. Offering expenses were $0.7 million. The 2.9375% Notes are convertible at the option of the holder, at any time prior to maturity, upon satisfaction of certain conversion contingencies, into our common shares at a conversion rate of 86.9565 shares per $1,000 principal amount of the 2.9375% Notes, which is equal to a conversion price of approximately $11.50 per share, subject to adjustment upon certain events. From October 15, 2009 to October 14, 2010, Lions Gate Entertainment Inc. may redeem the 2.9375% Notes at 100.839%; from October 15, 2010 to October 14, 2011, Lions Gate Entertainment Inc. may redeem the 2.9375% Notes at 100.420%; and thereafter at 100%.

In February 2005, Lions Gate Entertainment Inc. sold $175.0 million 3.625% Notes that mature on March 15, 2025. We received $170.2 million of net proceeds after paying placement agents’ fees. Offering expenses were approximately $0.6 million. The 3.625% Notes are convertible at the option of the holder, at any time prior to maturity into our common shares at a conversion rate of 70.0133 shares per $1,000 principal amount of the 3.625% Notes, which is equal to a conversion price of approximately $14.28 per share, subject to adjustment upon certain events. Lions Gate Entertainment Inc. may redeem the 3.625% Notes at its option on or after March 15, 2012 at 100% of their principal amount plus accrued and unpaid interest.

Credit Facility.  At June 30, 2006, the Company had a $215 million revolving line of credit, of which $10 million is available for borrowing by the new Redbus subsidiaries in either U.S. dollars or British pounds sterling. At June 30, 2006, the Company had no borrowings (March 31, 2006 — nil) under the credit facility. The credit facility expires December 31, 2008 and bears interest at 2.75% over the “Adjusted LIBOR” or the “Canadian Bankers Acceptance” rate (as defined in the credit facility), or 1.75% over the U.S. or Canadian prime rates. The availability of funds under the credit facility is limited by the borrowing base. Amounts available under the credit facility are also limited by outstanding letters of credit which amounted to $0.3 million at June 30, 2006. At June 30, 2006 there was $214.7 million available under the credit facility. The Company is required to pay a monthly commitment fee of 0.50% per annum on the total credit facility of $215 million less the amount drawn. Right, title and interest in and to all personal property of Lions Gate Entertainment Corp. and Lions Gate Entertainment Inc. is pledged as security for the credit facility. The credit facility is senior to the Company’s film obligations and subordinated notes. The credit facility restricts the Company from paying cash dividends on its common shares. The Company entered into a $100 million interest rate swap at an interest rate of 3.08%, commencing January 2003 and ended September 2005. The swap was in effect as long as three month LIBOR was less than 5.0%.

Filmed Entertainment Backlog.  Backlog represents the amount of future revenue not yet recorded from executed contracts for the licensing of films and television product for television exhibition and in international markets. Backlog at June 30, 2006 and March 31, 2006 is $240.5 million and $143.9 million, respectively.

Cash Flows Provided by Operating Activities.  Cash flows used in operating activities in the three months ended June 30, 2006 were $15.0 million compared to cash flows provided by operating activities in the three months ended June 30, 2005 of $30.2 million. The decrease in cash flows used in operating activities primarily resulted from a decrease in accounts payable and decrease in Film Obligations, offset by a decrease in accounts receivable in the current period.

Cash Flows Used in Investing Activities.  Cash flows provided from investing activities of $23.1 million for the three months ended June 30, 2006 consisted of the net proceeds of $24.9 million of investments available-for-sale, offset by $1.8 million for purchases of property and equipment. Cash flows provided by investing activities of $1.4 million in the three months ended June 30, 2005 included cash received from the sale of our investment in Christal Distribution to Maple Pictures Corp. of $2.0 million, less $0.6 million for purchases of property and equipment.

Cash Flows Used in Financing Activities.  Cash flows provided by financing activities of $0.4 million in the three months ended June 30, 2006 consisted of cash received from the issuance of common shares. Cash flows used in financing activities of $5.2 million in the three months ended June 30, 2005 were primarily for repayment of a promissory note.

Anticipated Cash Requirements.  The nature of our business is such that significant initial expenditures are required to produce, acquire, distribute and market films and television programs, while revenues from these films and television programs are earned over an extended period of time after their completion or acquisition. We believe that cash flow from operations, cash on hand, investments available-for-sale, credit facility availability, tax shelter and production financing available will be adequate to meet known operational cash requirements for the foreseeable future, including the funding of future film and television production, film rights acquisitions and theatrical and video release schedules. We monitor our cash flow liquidity, availability, fixed charge coverage, capital base, film spending and leverage ratios with the long-term goal of maintaining our credit worthiness.

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

Future annual repayments on debt and other financing obligations, initially incurred for a term of more than one year, as of June 30, 2006 are as follows:

	Year Ended March 31,
	2007	2008	2009	2010	2011	Thereafter	Total
	(Amounts in thousands)

Bank loans	$—	$—	$—	$—	$—	$—	$—
Film obligations — Minimum guarantees and production obligations initially incurred for a term of more than one year	2,672	45,066	12,985	—	29,975	—	90,698
Subordinated notes	—	—	—	—	60,000	325,000	385,000

	$2,672	$45,066	$12,985	$—	$89,975	$325,000	$475,698

Principal debt and other financing obligation repayments due during the nine months ending March 31, 2007 consist of $2.7 million owed to film production entities on delivery of titles. Principal repayments due are expected to be paid through cash generated from operations or from the available borrowing capacity from our revolving credit facility.

Future commitments under contractual obligations by expected maturity date as of June 30, 2006 are as follows:

	Year Ended March 31,
	2007	2008	2009	2010	2011	Thereafter	Total
	(Amounts in thousands)

Operating leases	$2,792	$3,650	$3,718	$3,812	$3,913	$2,551	$20,436
Employment and consulting contracts	11,922	8,458	1,858	23	—	—	22,261
Purchase obligations	38,515	19,128	3,000	2,900	2,900	—	66,443
Distribution and marketing commitments	17,329	20,235	—	—	—	—	37,564

	$70,558	$51,471	$8,576	$6,735	$6,813	$2,551	$146,704

Purchase obligations relate to the purchase of film rights for future delivery, future film production and development obligations. Amounts due during the nine months ending March 31, 2007 of $70.6 million are expected to be paid through cash generated from operations or from the available borrowing capacity from our revolving credit facility.

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

Currency Rate Risk.  We incur certain operating and production costs in foreign currencies and are subject to market risks resulting from fluctuations in foreign currency exchange rates. Our principal currency exposure is between Canadian and U.S. dollars. The Company enters into forward foreign exchange contracts to hedge foreign currency exposures on future production expenses denominated in Canadian dollars. As of June 30, 2006, we had outstanding contracts to sell US$12.0 million in exchange for CDN$13.4 million over a period of five weeks at a weighted average exchange rate of CDN$1.1179. Changes in the fair value representing an unrealized fair value loss on foreign exchange contracts outstanding during the three months ended June 30, 2006 amounted to less than $0.1 million and are included in accumulated other comprehensive income (loss), a separate component of shareholders’ equity. During the three months ended June 30, 2006, we completed foreign exchange contracts denominated in Canadian dollars. The net gains resulting from the completed contracts were $0.1 million. These contracts are entered into with a major financial institution as counterparty. We are exposed to credit loss in the event of nonperformance by the counterparty, which is limited to the cost of replacing the contracts, at current market rates. We do not require collateral or other security to support these contracts.

Interest Rate Risk.  Our principal risk with respect to our debt is interest rate risk. We currently have minimal exposure to cash flow risk due to changes in market interest rates related to our outstanding debt and other financing obligations. Our credit facility has a nil balance at June 30, 2006. Other financing obligations subject to variable interest rates include $46.6 million owed to film production entities on delivery of titles.

The table below presents repayments and related weighted average interest rates for our interest-bearing debt and other obligations as of June 30, 2006.

	Year Ended March 31,
	2007	2008	2009	2010	2011	Thereafter	Total
	(Amounts in thousands)

Bank Loans
Variable(1)	$—	$—	$—	$—	$—	$—	$—
Film Obligations — Film productions:
Variable(2)	13,246	33,329	—	—	—	—	46,575
Subordinated notes:
Fixed(3)	—	—	—	—	60,000	—	60,000
Fixed(4)	—	—	—	—	—	150,000	150,000
Fixed(5)	—	—	—	—	—	175,000	175,000

	$13,246	$33,329	$—	$—	$60,000	$325,000	$431,575

(1)	Revolving credit facility, which expires December 31, 2008. At June 30, 2006, the Company had no borrowings under this facility.

(2)	Amounts owed to film production entities on delivery of titles. The film production entities incurred average variable interest rates at June 30, 2006 of U.S. prime minus 4.08%.

(3)	4.875% Notes with fixed interest rate equal to 4.875%.

(4)	2.9375% Notes with fixed interest rate equal to 2.9375%.

(5)	3.625% Notes with fixed interest rate equal to 3.625%.

Item 4.	Controls and Procedures.

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

As of June 30, 2006, the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures were effective as of June 30, 2006.

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) of the Exchange Act, the Company, under the supervision and with the participation of the Companys management, including the Chief Executive Officer and Chief Financial Officer, also evaluated whether any changes occurred to the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, such control. Based on that evaluation, there has been no such change during the period covered by this report.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

None

Item 1A.	Risk Factors.

None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Submission of Matters to a Vote of Security Holders.

None

Item 5.	Other Information.

None

Item 6.	Exhibits.

Exhibit
Number		Description of Documents

3	.1(1)	Articles
3	.2(2)	Notice of Articles
3	.3(1)	Vertical Short Form Amalgamation Application
3	.4(1)	Certificate of Amalgamation
31.1		Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005 as filed on June 29, 2005 (File No. 1-14880).

(2)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006 as filed on June 14, 2006 (File No. 1-14880).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIONS GATE ENTERTAINMENT CORP.

By:	/s/ James Keegan
Name: James Keegan

Title:	Chief Financial Officer

Date: August 9, 2006