Form 10-Q
period 2006-09-30
LIONS GATE ENTERTAINMENT CORP /CN/
filed 2006-11-09
CIK 929351

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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

(877) 848-3866
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
Large accelerated filer ☑     Accelerated Filer ☐     Non-accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at November 1, 2006

Common Shares, no par value per share	105,431,941 shares

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

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

LIONS GATE ENTERTAINMENT CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
	2006	2006
	(Unaudited)	(Note 1)
	(Amounts in thousands,
	except share amounts)

ASSETS
Cash and cash equivalents	$52,762	$46,978
Restricted cash	2,544	820
Investments — auction rate securities	146,749	167,081
Investments — equity securities	14,040	14,921
Accounts receivable, net of reserve for video returns and allowances of $67,197 (March 31, 2006 — $73,366) and provision for doubtful accounts of $10,248 (March 31, 2006 — $10,934)	94,291	182,659
Investment in films and television programs	515,236	417,750
Property and equipment	9,942	7,218
Goodwill	196,665	185,117
Other assets	23,271	30,705

	$1,055,500	$1,053,249

LIABILITIES
Accounts payable and accrued liabilities	$159,396	$188,793
Unpresented bank drafts	—	14,772
Film obligations	320,895	284,987
Subordinated notes	385,000	385,000
Deferred revenue	53,230	30,427

	918,521	903,979

Commitments and contingencies

SHAREHOLDERS’ EQUITY
Common shares, no par value, 500,000,000 shares authorized, 105,416,841 at September 30, 2006 and 104,422,765 at March 31, 2006 shares issued and outstanding	334,836	328,771
Series B preferred shares (10 shares issued and outstanding)	—	—
Restricted share units	—	5,178
Unearned compensation	—	(4,032)
Accumulated deficit	(195,126)	(177,130)
Accumulated other comprehensive loss	(2,731)	(3,517)

	136,979	149,270

	$1,055,500	$1,053,249

See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
	(Amounts in thousands, except per share amounts)

Revenues	$218,169	$210,978	$390,625	$403,818

Expenses:
Direct operating	94,723	108,479	163,268	208,224
Distribution and marketing	113,345	97,688	200,391	191,169
General and administration	21,727	15,074	40,960	32,342
Depreciation	581	387	1,125	932

Total expenses	230,376	221,628	405,744	432,667

Operating Loss	(12,207)	(10,650)	(15,119)	(28,849)

Other Expense (Income):
Interest expense	4,904	4,632	9,580	9,256
Interest rate swaps mark-to-market	—	104	—	123
Interest income	(2,286)	(851)	(4,847)	(1,916)

Total other expenses	2,618	3,885	4,733	7,463
Loss Before Equity Interests and Income Taxes	(14,825)	(14,535)	(19,852)	(36,312)
Equity interests	(435)	(54)	(377)	(54)

Loss Before Income Taxes	(15,260)	(14,589)	(20,229)	(36,366)
Income tax provision (benefit)	(868)	391	(2,233)	461

Loss before discontinued operations	(14,392)	(14,980)	(17,996)	(36,827)
Income from discontinued operations, net of tax of nil (Note 1)	—	874	—	902

Net loss	$(14,392)	$(14,106)	$(17,996)	$(35,925)

Basic and Diluted Loss Per Common Share From Continuing Operations	$(0.14)	$(0.15)	$(0.17)	$(0.36)
Basic and Diluted Earnings Per Common Share From Discontinued Operations	—	0.01	—	0.01

Basic and Diluted Net Loss per Common Share	$(0.14)	$(0.14)	$(0.17)	$(0.35)

See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

									Accumulated
			Series B		Restricted			Comprehensive	Other
	Common Shares		Preferred Shares		Share	Unearned	Accumulated	Income	Comprehensive
	Number	Amount	Number	Amount	Units	Compensation	Deficit	(Loss)	Loss	Total
	(Amounts in thousands, except share amounts)

Balance at March 31, 2005	101,843,708	$305,662	10	$—	$—	$—	$(183,226)		$(5,297)	$117,139
Exercise of stock options	361,310	1,408								1,408
Issuance to directors for services	20,408	203								203
Impact of previously modified stock options	—	27								27
Issuance of common shares in connection with acquisition of film assets	399,042	3,775								3,775
Issuance of common shares in connection with acquisition of common shares of Image Entertainment	1,104,004	11,537								11,537
Issuance of common shares in connection with acquisition of Redbus	643,460	5,643								5,643
Issuance of restricted share units					5,694	(5,694)				—
Amortization of restricted share units						1,662				1,662
Vesting of restricted share units	50,833	516			(516)					—
Comprehensive income (loss)
Net income							6,096	$6,096		6,096
Foreign currency translation adjustments								2,223	2,223	2,223
Net unrealized loss on foreign exchange contracts								(356)	(356)	(356)
Unrealized loss on investments — available for sale								(87)	(87)	(87)

Comprehensive income								$7,876

Balance at March 31, 2006	104,422,765	$328,771	10	$—	$5,178	$(4,032)	$(177,130)		$(3,517)	$149,270
Reclassification of unearned compensation and restricted share common units upon adoption of SFAS No. 123(R)		1,146			(5,178)	4,032				—
Exercise of stock options	897,388	2,429								2,429
Vesting of restricted share units	77,084									—
Issuance to directors for services	19,604	179								179
Stock based compensation		2,311								2,311
Comprehensive loss
Net loss							(17,996)	$(17,996)		(17,996)
Foreign currency translation adjustments								1,680	1,680	1,680
Net unrealized loss on foreign exchange contracts								(14)	(14)	(14)
Unrealized loss on investments — available for sale								(880)	(880)	(880)

Comprehensive loss								$(17,210)		—

Balance at September 30, 2006	105,416,841	$334,836	10	$—	—	$—	$(195,126)		$(2,731)	$136,979

See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months	Six Months
	Ended	Ended
	September 30,	September 30,
	2006	2005
	(Amounts in thousands)

Operating Activities:
Net loss	$(17,996)	$(35,925)
Income from discontinued operations	—	902

Loss from continuing operations	(17,996)	(36,827)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation of property and equipment	1,125	932
Amortization of deferred financing costs	1,957	1,849
Amortization of films and television programs	81,998	134,409
Amortization of intangible assets	488	1,240
Non-cash stock-based compensation	2,490	836
Interest rate swaps mark-to-market	—	123
Equity interests	377	54
Changes in operating assets and liabilities:
Restricted cash	(1,724)	1,916
Accounts receivable, net	99,804	14,817
Increase in investment in films and television programs	(164,071)	(157,411)
Other assets	5,543	(2,764)
Accounts payable and accrued liabilities	(34,039)	20,786
Unpresented bank drafts	(14,772)	—
Film obligations	27,286	76,632
Deferred revenue	22,316	(19,992)

Net Cash Flows Provided By Operating Activities — continuing operations	10,782	36,600

Net Cash Flows Provided By Operating Activities — discontinued operations	—	1,128

Net Cash Flows Provided By Operating Activities	10,782	37,728

Investing Activities:
Purchases of investments — auction rate securities	(296,043)	(137,827)
Purchases of investments — equity securities	—	(3,470)
Sales of investments — auction rate securities	316,375	47,500
Cash received from sale of investment	—	2,945
Acquisition of Debmar, net of cash acquired	(24,112)	—
Purchases of property and equipment	(3,537)	(2,157)

Net Cash Flows Used In Investing Activities — continuing operations	(7,317)	(93,009)

Net Cash Flows Provided by Investing Activities — discontinued operations	—	65

Net Cash Flows Used In Investing Activities	(7,317)	(92,944)

Financing Activities:
Issuance of common shares	2,429	681
Financing Fees	—	(260)
Repayment of subordinated notes	—	(5,000)

Net Cash Flows Provided By (Used In) Financing Activities — continuing operations	2,429	(4,579)

Net Cash Flows Used In Financing Activities — discontinued operations	—	(2,211)

Net Cash Flows Provided By (Used In) Financing Activities	2,429	(6,790)

Net Change In Cash And Cash Equivalents	5,894	(62,006)
Foreign Exchange Effects on Cash	(110)	514
Cash and Cash Equivalents — Beginning Of Period	46,978	112,839

Cash and Cash Equivalents — End Of Period	$52,762	$51,347

See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	General

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

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these unaudited condensed consolidated financial statements. Operating results for the three and six months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ended March 31, 2007. The balance sheet at March 31, 2006 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read together with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2006.

Certain amounts presented for fiscal 2006 have been reclassified to conform to the fiscal 2007 presentation.

Sale of Studio Facility and Revised Prior Year Presentation

As a result of the Company’s sale of the studio facilities on March 15, 2006, the Company’s consolidated statements of operations for the three and six months ended September 30, 2005 have been revised to reflect total revenues of $1.6 million and $3.0 million and total expenses of $0.7 million and $2.1 million of the studio facilities for the three and six months ended September 30, 2005, respectively, net within the discontinued operations section of the consolidated statements of operations.

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

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recent Accounting Pronouncements

Statement of Financial Accounting Standards No. 123R.  In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123(R)). SFAS No. 123(R) revises SFAS No. 123 and eliminates the alternative to use the intrinsic method of accounting under APB No. 25. SFAS No. 123(R) requires all public companies accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments, to account for these types of transactions using a fair-value-based method. Effective April 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), “Share-Based Payment,” (SFAS No. 123(R)) using the modified-prospective transition method. Under such transition method, compensation cost recognized in the three and six months ended September 30, 2006 includes: (a) compensation cost for all stock options granted prior to, but not yet vested as of, April 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted on or after April 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). See note 12 for further discussion of the Company’s stock-based compensation in accordance with SFAS No. 123(R).

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

2.	Investments

Investments classified as available-for-sale are reported at fair value based on quoted market prices, with unrealized gains and losses excluded from earnings and reported as other comprehensive income or loss (see note 10). The cost of investments sold is determined in accordance with the specific identification method and realized gains and losses are included in interest income. As of September 30, 2006, the cost, unrealized losses and carrying value of the Company’s available-for-sale investments were as follows:

		Unrealized
		Holding	Carrying
	Cost	Losses	Value
	(Amounts in thousands)

Auction Rate Securities
Auction rate notes	$146,749	$—	$146,749
Equity Securities
Equity securities	15,008	(968)	14,040

	$161,757	$(968)	$160,789

Short-term investments at September 30, 2006 primarily consist of Auction Rate Securities (“ARS”) and corporate securities. The Company began investing in ARS during the fiscal year ended March 31, 2006. ARS carry

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

interest rates or dividend yields that are periodically re-set through auctions, typically every 7, 14, 28, or 35 days. ARS are usually issued with long-term maturities or in perpetuity and are auctioned at par. Thus, the return on the investment between auction dates is determined by the interest rate or dividend yield set through the auctions. Accordingly, dividends and interest earned on auction rate investments are computed as a percentage of the principal amount of the security. Interest and dividend income earned during the three and six month periods ended September 30, 2006 on ARS was $1.7 million and $3.6 million, respectively. There was no interest or dividend income earned on ARS during the three and six month periods ended September 30, 2005.

The Company minimizes its credit risk associated with investments by investing primarily in investment grade, highly liquid securities.

In accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and based on our ability to market and sell these instruments, we classify ARS as available-for-sale securities and carry them at fair value.

Equity securities are comprised of the Company’s investment in the common shares of Image Entertainment, Inc. (“Image”), a distributor of DVDs and entertainment programming. During the fiscal year ended March 31, 2006, the Company purchased in the open market 1,150,000 common shares of Image for $3.5 million in cash, representing an average cost per share of $3.02. Also during the fiscal year ended March 31, 2006, the Company completed a negotiated exchange with certain shareholders of Image in which the Company exchanged 1,104,004 of its common shares (at $10.45 per share) in return for 2,883,996 common shares of Image (at $4.00 per share). The cost on an exchanged basis of the additional 2,883,996 common shares of Image is $11.5 million. As of September 30, 2006 and March 31, 2006, the Company held 4,033,996 common shares of Image acquired at an average cost per share of $3.72; the shares held by the Company represent approximately 18.7% of Image’s outstanding common shares as of October 31, 2006. The closing price of Image’s common shares on September 30, 2006 was $3.48 per common share (March 31, 2006 — $3.70 per common share). As a result, the Company had unrealized losses of $1.0 million and $0.1 million on its investment in Image common shares as of September 30, 2006 and March 31, 2006, respectively. The Company has reported the increase in the unrealized loss of $0.9 million as other comprehensive loss in the condensed consolidated statement of shareholders’ equity for the six months ended September 30, 2006.

3.	Investment in Films and Television Programs

	September 30,	March 31,
	2006	2006
	(Amounts in thousands)

Motion Picture Segment — Theatrical and Non-Theatrical Films
Released, net of accumulated amortization	$147,749	$154,574
Acquired libraries, net of accumulated amortization	99,955	105,144
Completed and not released	32,437	30,444
In progress	103,735	47,487
In development	4,131	3,104
Product inventory	25,877	28,179

	413,884	368,932

Television Segment — Direct-to-Television Programs
Released, net of accumulated amortization	50,562	36,003
In progress	50,183	12,311
In development	607	504

	101,352	48,818

	$515,236	$417,750

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Acquired libraries of $100.0 million at September 30, 2006 (March 31, 2006 — $105.1 million) include the Trimark library acquired October 2000, the Artisan library acquired December 2003, the Modern Entertainment, Ltd. (“Modern”) library acquired in August 2005, and the Redbus library acquired in October 2005 (refer to note 8). On August 17, 2005, the Company acquired certain of the film assets and accounts receivable of Modern, a licensor of film rights to DVD distributors, broadcasters and cable networks for total consideration of $7.3 million, comprised of $3.5 million in cash and 399,042 shares of the Company’s common shares valued at $3.8 million. In addition, the Company recorded $0.2 million in direct transaction costs comprised primarily of legal costs incurred in connection with the purchased assets. The allocation of the Modern purchase price to the assets acquired was $5.3 million to investment in films and television programs and $2.2 million to accounts receivable. The Trimark library is amortized over its expected revenue stream for a period of 20 years from the acquisition date. The remaining amortization period on the Trimark library at September 30, 2006 is 14.0 years on unamortized costs of $17.0 million. The Artisan library includes titles released at least three years prior to the date of acquisition and is amortized over its expected revenue stream for a period of 20 years from the date of acquisition. The remaining amortization period on the Artisan library at September 30, 2006 is 17.25 years on unamortized costs of $76.0 million. The Modern library is amortized over its expected revenue stream for a period of 20 years from the acquisition date. The remaining amortization period on the Modern library at September 30, 2006 is 18.75 years on unamortized costs of $5.0 million. The Redbus library includes titles released at least three years prior to the date of acquisition and is amortized over its expected revenue stream for a period of 20 years from the date of acquisition. The remaining amortization period on the Redbus library at September 30, 2006 is 19.0 years on unamortized costs of $2.2 million. The preliminary estimate of the fair value of the individual film and television titles acquired as part of the acquisition of Debmar-Mercury LLC (note 8) were included in released, net of accumulated amortization in the direct-to-television category above.

The Company expects approximately 39% of completed films and television programs, net of accumulated amortization, will be amortized during the one-year period ending September 30, 2007. Additionally, the Company expects approximately 80% of completed and released films and television programs, net of accumulated amortization and excluding acquired libraries, will be amortized during the three-year period ending September 30, 2009.

4.	Other Assets

	September 30,	March 31,
	2006	2006
	(Amounts in thousands)

Deferred financing costs, net of accumulated amortization	$13,816	$15,626
Prepaid expenses and other	7,765	13,037
Intangible assets, net	1,690	1,478
Deferred print costs	—	564

	$23,271	$30,705

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

As a result of these transactions with Maple Pictures, Lionsgate recorded an investment in Maple Pictures of $2.1 million in other assets in the consolidated balance sheet. The Company is accounting for the investment in Maple Pictures using the equity method because of the Company’s ownership percentage and Board representation. For the three and six months ended September 30, 2006, a loss of $0.1 million and nil, respectively, is recorded in equity interests in the consolidated statements of operations. For the three and six months ended September 30, 2005, a loss of $0.1 million is recorded in equity interests in the consolidated statements of operations. The investment in Maple Pictures is $2.0 million as of September 30, 2006 (March 31, 2006 — $2.0 million).

CinemaNow:  At March 31, 2006, the Company had a 30% equity interest on an undiluted basis in CinemaNow, Inc. (“CinemaNow”). The investment in CinemaNow was accounted for using the equity method. The investment in CinemaNow was nil at March 31, 2006. In June 2006, the Company purchased $1.0 million Series E Preferred Stock as part of a $20.3 million round of financing secured by CinemaNow. At September 30, 2006, the Company’s equity interest in CinemaNow is 18.8% on a fully diluted basis and 21.1% on an undiluted basis. For the three and six months ended September 30, 2006, a loss of $0.3 million is recorded in equity interests in the consolidated statements of operations. There was no gain or loss recorded for the three and six months ended September 30, 2005 in equity interests in the consolidated statements of operations. The investment in CinemaNow is $0.7 million as of September 30, 2006 (March 31, 2006 — nil).

5.	Bank Loans

At September 30, 2006, the Company had a $215 million revolving line of credit, of which $10 million is available for borrowing by the new Redbus subsidiaries in either U.S. dollars or British pounds sterling. At September 30, 2006, the Company had no borrowings (March 31, 2006 — nil) under the credit facility. The credit facility expires December 31, 2008 and bears interest at 2.75% over the “Adjusted LIBOR” or the “Canadian Bankers Acceptance” rate (as defined in the credit facility), or 1.75% over the U.S. or Canadian prime rates. The availability of funds under the credit facility is limited by the borrowing base. Amounts available under the credit facility are also limited by outstanding letters of credit, which amounted to $0.3 million at September 30, 2006. At September 30, 2006 there was $214.7 million available under the credit facility. The Company is required to pay a monthly commitment fee based upon 0.50% per annum on the total credit facility of $215 million less the amount drawn. Right, title and interest in and to all personal property of Lions Gate Entertainment Corp. and Lions Gate Entertainment Inc. is pledged as security for the credit facility. The credit facility is senior to the Company’s film obligations and subordinated notes. The credit facility restricts the Company from paying cash dividends on its common shares.

6.	Film Obligations

	September 30,	March 31,
	2006	2006
	(Amounts in thousands)

Minimum guarantees	$18,254	$22,865
Minimum guarantees and production obligations initially incurred for a term of more than one year	126,094	76,821
Participation and residual costs	151,758	164,326
Theatrical marketing	2,819	1,770
Film productions	21,970	19,205

	$320,895	$284,987

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company expects approximately 59% of accrued participants’ shares will be paid during the one-year period ending September 30, 2007.

7.	Subordinated Notes

3.625% Notes.  In February 2005, Lions Gate Entertainment Inc. sold $150.0 million of 3.625% Convertible Senior Subordinated Notes (the “3.625% Notes”). In connection with this sale, Lions Gate Entertainment Inc. granted the initial purchasers of the 3.625% Notes an option to purchase up to an additional $25.0 million of the 3.625% Notes for 13 days. The fair value of this option was not significant. The initial purchasers exercised this option in February 2005 and purchased an additional $25.0 million of the 3.625% Notes. The Company received $170.2 million of net proceeds after paying placement agents’ fees from the sale of $175.0 million of the 3.625% Notes. The Company also paid $0.6 million of offering expenses incurred in connection with the 3.625% Notes. Interest on the 3.625% Notes is payable semi-annually on March 15 and September 15, commencing on September 15, 2005. After March 15, 2012, interest will be 3.125% per annum on the principal amount of the 3.625% Notes, payable semi-annually on March 15 and September 15 of each year. The 3.625% Notes mature on March 15, 2025. Lions Gate Entertainment Inc. may redeem all or a portion of the 3.625% Notes at its option on or after March 15, 2012 at 100% of their principal amount, together with accrued and unpaid interest through the date of redemption.

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

2.9375% Notes.  In October 2004, Lions Gate Entertainment Inc. sold $150.0 million of 2.9375% Convertible Senior Subordinated Notes (the “2.9375% Notes”). The Company received $146.0 million of net proceeds after paying placement agents’ fees from the sale of $150.0 million of the 2.9375% Notes. The Company also paid $0.7 million of offering expenses incurred in connection with the 2.9375% Notes. Interest on the 2.9375% Notes is payable semi-annually on April 15 and October 15, commencing on April 15, 2005, and the 2.9375% Notes mature on October 15, 2024. From October 15, 2009 to October 14, 2010, Lions Gate Entertainment Inc. may redeem the 2.9375% Notes at 100.839%; from October 15, 2010 to October 14, 2011, Lions Gate Entertainment Inc. may redeem the 2.9375% Notes at 100.420%; and thereafter at 100%.

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

4.875% Notes.  In December 2003, Lions Gate Entertainment Inc. sold $60.0 million of 4.875% Convertible Senior Subordinated Notes (the “4.875% Notes”). The Company received $57.0 million of net proceeds after paying placement agents’ fees from the sale of $60.0 million of the 4.875% Notes. The Company also paid $0.7 million of offering expenses incurred in connection with the 4.875% Notes. Interest on the 4.875% Notes is due semi-annually on June 15 and December 15, commencing on June 15, 2004, and the 4.875% Notes mature on December 15, 2010.

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

On October 18, 2006, the Company announced its intention to redeem the 4.875% notes on the optional redemption date of December 15, 2006 at 100% of their principal amount, plus accrued and unpaid interest, if any. The noteholders will have the right to elect to convert their notes into the Company’s common shares pursuant to the indenture at any time prior to the close of business on December 14, 2006.

8.	Acquisitions and Divestitures

On July 3, 2006, the Company acquired all of the capital stock of Debmar-Mercury LLC (“Debmar”), an independent distributor of film and television packages. Consideration for the Debmar acquisition was $27.5 million, comprised of a combination of $24.5 million in cash paid on July 3, 2006 and up to $3.0 million in common shares of the Company to be issued as of January 1, 2008 if there are no breaches requiring indemnification by the seller of certain representations and warranties made by the seller. An additional $0.2 million has been incurred in acquisition costs. The $3.0 million of shares to be issued has been recorded as part of the purchase consideration and reflected as a liability. If no incremental liabilities become known by January 1, 2008 then the shares will be issued and the $3.0 million will be reclassified to equity. The purchase price may be adjusted for the payment of additional consideration contingent on the financial performance of Debmar for the five-year period ending June 30, 2011. The Debmar acquisition provides the Company with the rights to distribute certain television properties such as the television series, South Park, and provides the Company with an experienced management team to further enhance its capacity to syndicate its own television programming and feature film packages.

The Debmar acquisition was accounted for as a purchase, with the results of operations of Debmar consolidated from July 3, 2006. Goodwill of $11.1 million represents the excess of the purchase price over the

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fair value of the net identifiable tangible and intangible assets acquired. The preliminary allocation of the purchase price to the tangible and intangible assets acquired and liabilities assumed based on their fair values is as follows:

Preliminary
Balance Sheet
(Amounts in
thousands)

Cash and cash equivalents	$603
Accounts receivable, net	10,213
Investment in films and television programs	14,300
Other tangible assets acquired	1,021
Goodwill	11,148
Other liabilities assumed	(9,570)

Total	$27,715

The allocation above is preliminary until completion and receipt of final appraisals of the net assets acquired. The $11.1 million of goodwill was assigned to the television reporting segment. Pro forma information for the Debmar acquisition is not presented because the assets acquired and the results of operations were not material to the Company’s Condensed Consolidated Balance Sheets or Consolidated Statement of Operations, respectively.

On March 15, 2006, the Company sold its studio facility located in Vancouver, British Columbia. The purchase price of $35.3 million (net of commissions) was paid in cash. As a result of the sale of the studio facility, the Company recognized a gain, net of tax, of $4.9 million in the fiscal year ended March 31, 2006. Studios facilities previously comprised the Company’s studio facilities reporting segment.

As a result of the Company’s sale of the studio facilities, the Company’s consolidated financial statements for all previous periods presented have been revised to reflect the studio facilities’ operations, net of tax, as discontinued operations, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

Summarized financial information for the discontinued studio facilities operations is as follows (in millions):

	Three Months	Six Months
	Ended	Ended
	September 30,	September 30,
Statements of Operations Data	2005	2005
	(Unaudited)
	(Amounts in millions)

Revenue	$1.6	$3.0
Total expenses	0.7	2.1

On October 17, 2005, the Company acquired all outstanding shares of Redbus, an independent film distributor located in the United Kingdom. Consideration for the Redbus acquisition was $35.5 million, comprised of a combination of $28.0 million in cash, $6.4 million in Lionsgate common shares and direct transaction costs of $1.1 million. In addition, the Company assumed other obligations (including accounts payable and accrued liabilities and film obligations) of $19.4 million. At the closing of the transaction the Company issued 643,460 common shares to Redbus Group Limited (“RGL”) valued at approximately $5.6 million, or $8.77 per share, and will issue up to an additional 94,937 common shares to RGL upon satisfaction of the terms of the escrow agreement, valued at approximately $0.8 million and recorded as a liability until satisfaction of the terms of the escrow agreement. Assuming no incremental liabilities become known at the end of the escrow period, the additional shares will be issued to the sellers and the $0.8 million will be reclassified to equity. Direct transaction costs are considered liabilities assumed in the acquisition, and as such, are included in the purchase price. Direct transaction costs consist primarily of legal and accounting fees.

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The goodwill arising from the acquisition of Redbus is included in the goodwill of the motion pictures segment as disclosed in note 13. Pro forma information for the Redbus acquisition is not presented because the assets acquired and the results of operations were not material to the Company’s Condensed Consolidated Balance Sheets or Consolidated Statement of Operations, respectively.

9.	Direct Operating Expenses

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
	(Amounts in thousands)

Amortization of films and television programs	$48,805	$69,033	$81,998	$134,409
Participation and residual expense	43,824	37,150	81,022	70,226
Amortization of acquired intangible assets	244	692	488	1,240
Other expenses	1,850	1,604	(240)	2,349

	$94,723	$108,479	$163,268	$208,224

Other expenses include the provision for doubtful accounts. The negative other expenses for the six months ended September 30, 2006 are due to the reversal of the provision for doubtful accounts associated with the collection of a portion of accounts receivable previously reserved.

10.	Comprehensive Loss

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
	(Amounts in thousands)

Net loss	$(14,392)	$(14,106)	$(17,996)	$(35,925)
Add: Foreign currency translation adjustments	130	2,079	1,680	1,248
Deduct: Net unrealized loss on foreign exchange contracts	(31)	(263)	(14)	(29)
Add (deduct): Unrealized gain (loss) on investments — available for sale	(517)	1,787	(880)	1,787

Comprehensive loss	$(14,810)	$(10,503)	$(17,210)	$(32,919)

11.	Earnings (Loss) Per Share

The Company calculates earnings (loss) per share in accordance with SFAS No. 128, “Earnings Per Share.” Basic earnings (loss) per share is calculated based on the weighted average common shares outstanding for the period. Diluted earnings per share includes the impact of the convertible senior subordinated notes, share purchase warrants, stock options and restricted share units, if dilutive.

Basic earnings (loss) per common share is calculated using the weighted average number of common shares outstanding during the three and six months ended September 30, 2006 of 104,855,601 shares and 104,661,406 shares, respectively (2005 — 102,358,000 and 102,107,000 shares, respectively). The exercise of common share equivalents including stock options, the conversion features of the 4.875% Notes, the

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.9375% Notes, the 3.625% Notes and restricted share units could potentially dilute income (loss) per share in the future, but were not reflected in diluted loss per share during the periods presented because to do so would be anti-dilutive.

12.	Accounting for Stock-Based Compensation

Share-Based Compensation

Adoption of SFAS No. 123(R)

As of September 30, 2006, the Company had two stock option and long-term incentive plans that permit the grant of stock options and other equity awards to certain employees, officers and non-employee directors, which are described more fully below. Prior to April 1, 2006, the Company accounted for stock-based compensation under the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB Opinion No. 25), and related Interpretations, as permitted under SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123). The intrinsic value method requires recognition of compensation expense over the applicable vesting period for the difference between the exercise price of the stock option and the fair value of the underlying stock on the date of grant. Since the exercise price of our stock options is equal to the fair value of the underlying stock at the date of grant, the Company has not historically recognized compensation costs associated with share based awards, with the exception of stock appreciation rights (“SARs”) and restricted share units discussed below and to a very limited extent the modification of awards previously issued.

Effective April 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment” (SFAS No. 123 (R)), using the modified-prospective transition method. Under such transition method, compensation cost recognized in the three and six months ended September 30, 2006 includes: (a) compensation cost for all stock options granted prior to, but not yet vested as of, April 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted on or after April 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated. As a result of adopting SFAS No. 123(R) on April 1, 2006, the Company’s loss from operations before income taxes and net loss for the three and six months ended September 30, 2006 are both $0.3 million and $1.8 million, respectively, lower than if the Company had continued to account for share-based compensation under APB Opinion No. 25. The $0.3 million charge for the three months ended September 30, 2006 consisted of the recognition of compensation expense of $0.4 million associated with stock options granted offset by a $0.1 million change in the fair value as compared to the change in the intrinsic value of stock appreciation rights. The $1.8 million charge for the six months ended September 30, 2006 consisted of the recognition of compensation expense of $0.9 million associated with stock options granted in previous years and $0.9 million attributable to the valuation of stock appreciation rights at fair value rather than intrinsic value as previously required. The Company’s loss per share for the three and six months ended September 30, 2006 would have been $0.01 lower if the Company had not adopted SFAS No. 123(R).

SFAS No. 123(R) requires the cash flows resulting from the tax benefits from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. There were no tax benefits realized from the deduction of amounts related to share based payments in the three and six months ended September 30, 2006 and 2005. Prior to the adoption of SFAS No. 123(R) and upon issuance of the restricted share units pursuant to the agreements, an unamortized compensation expense equivalent to the market value of the shares on the date of grant was charged to stockholders’ equity as unearned compensation and amortized over the applicable vested periods. As a result of adopting SFAS No. 123(R) on April 1, 2006, the Company transferred the remaining unearned compensation balance in its stockholders’ equity to common share capital. Prior to the adoption of SFAS No. 123(R), the Company recorded forfeitures of restricted share units, if any, and any compensation cost previously recognized for unvested restricted share units was reversed in the period of

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

forfeiture. Beginning April 1, 2006, the Company records forfeitures in accordance with SFAS No. 123(R) by estimating the forfeiture rates for share-based awards upfront and recording a true-up adjustment for the actual forfeitures. In the three and six months ended September 30, 2006, the calculation of forfeitures did not have a material effect on the Company’s results of operations, financial position or cash flows.

The fair value of each option award is estimated on the date of grant using a closed-form option valuation model (Black-Scholes) based on the assumptions noted in the following table. Expected volatilities are based on implied volatilities from traded options on our stock, historical volatility of Lionsgate stock and other factors. The expected term of options granted represents the period of time that options granted are expected to be outstanding. During the three and six months ended September 30, 2006, two officers were each granted options to purchase 1.1 million shares of common stock. The following table represents the assumptions used in the Black-Scholes option-pricing model for options granted during the six months ended September 30, 2006 and 2005:

	Six Months Ended
	September 30,
	2006	2005

Risk-free interest rate	4.7%	4.0%
Expected option lives (in years)	6	5
Expected volatility for options	26%	33%
Expected dividend yield	None	None

The weighted-average grant-date fair values for options granted during the six months ended September 30, 2006 and 2005 were $3.57 and $3.61, respectively.

The following table illustrates the effect on net loss and loss per common share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock options issued and modified under the Company’s stock option plans to the three and six months ended September 30, 2005. For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes option-pricing model and amortized to expense over the options’ vesting periods.

	Three Months	Six Months
	Ended	Ended
	September 30,	September 30,
	2005	2005
	(Amounts in thousands, except per share data)

Numerator:
Net loss, as reported	$(14,106)	$(35,925)
Add: stock-based compensation expense calculated using intrinsic value method and included in reported net loss	—	27
Deduct: stock-based compensation expense calculated using fair value method	(532)	(1,134)

Net loss, pro forma	$(14,638)	$(37,032)

Denominator:
Weighted average common shares outstanding	102,358	102,107

Loss per share:
Basic and diluted — as reported	$(0.15)	$(0.36)

Basic and diluted — pro forma	$(0.14)	$(0.36)

The compensation cost under all of our various stock option and long-term incentive plans during the three and six months ended September 30, 2006 resulted in compensation expense of $3.2 million and $2.8 million respectively (2005 — reduction in expense of less than $0.1 and $0.8 million, respectively). There was no income

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

tax benefit recognized in the statement of operations for share-based compensation arrangements for the three and six months ended September 30, 2006 and 2005.

Stock Option and Long-Term Incentive Plans

The Company has two stock option and long-term incentive plans that permit the grant of stock options and other equity awards to certain employees, officers and non-employee directors for up to 16.0 million shares of common stock.

The shareholders approved an Employees’ and Directors’ Equity Incentive Plan (the “Plan”) that provides for the issue of up to 8.0 million common shares of the Company to eligible employees, directors and service providers of the Company and its affiliates. On July 25, 2003, the Board of Directors increased the number of shares authorized for stock options from 8.0 million to 9.0 million. Of the 9.0 million common shares allocated for issuance, up to a maximum of 250,000 common shares may be issued as discretionary bonuses in accordance with the terms of a share bonus plan. At September 30, 2006, 67,931 common shares were available for grant under the Plan.

On June 28, 2004, the Board of Directors adopted the 2004 Performance Incentive Plan (the “2004 Plan”). The shareholders approved the 2004 Plan at the 2004 Annual General Meeting of Shareholders held on September 14, 2004. With the approval of the 2004 Plan, no new awards were granted under the Plan subsequent to the 2004 Annual General Meeting of Shareholders. Any remaining shares available for additional grant purposes under the Plan may be issued under the 2004 Plan. The 2004 Plan provided for the issue of up to an additional 2.0 million common shares of the Company to eligible employees, directors, officers and other eligible persons through the grant of awards and incentives for high levels of individual performance and improved financial performance of the Company. On June 13, 2006, the Board of Directors approved, and on September 12, 2006, the Company’s shareholders approved, an increase of 5.0 million common shares, under the 2004 Plan. The 2004 Plan authorizes stock options, share appreciation rights, restricted shares, share bonuses and other forms of awards granted or denominated in the Company’s common shares. The per share exercise price of an option granted under the 2004 Plan generally may not be less than the fair market value of a common share of the Company on the date of grant. The maximum term of an option granted under the 2004 Plan is ten years from the date of grant. At September 30, 2006, 1,978,771 common shares were available for grant under the 2004 Plan.

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of option activity under the various plans as of September 30, 2006, and changes during the six months then ended is presented below:

			Weighted
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value

Outstanding at April 1, 2006	5,170,104	$4.19
Granted	—	—
Exercised	(123,633)	2.87
Forfeited or expired	(16,841)	8.13

Outstanding at June 30, 2006	5,029,630	4.21
Granted	2,100,000	9.68
Exercised	(773,755)	2.68
Forfeited or expired	(10,998)	7.16

Outstanding at September 30, 2006	6,344,877	$6.20	4.47	$24,334,482

Outstanding Options as of September 30, 2006, vested or expected to vest in the future	6,027,633	$6.20	4.25	$23,117,758

Exercisable at September 30, 2006	3,682,036	$3.82	0.91	$22,814,804

The total intrinsic value of options exercised during the three and six months ended September 30, 2006 were $5.2 million and $6.0 million, respectively (2005 — $1.1 million and $1.3 million, respectively).

Restricted Share Units.  Effective June 27, 2005 the Company, pursuant to the 2004 Plan, entered into restricted share unit agreements with certain employees and directors. During the three and six months ended September 30, 2006, the Company awarded 912,083 and 1,264,958 restricted share units, respectively, under these agreements (2005 — 141,875 share units and 359,875 share units, respectively).

A summary of the status of the Company’s restricted share units as of September 30, 2006, and changes during the six months ended September 30, 2006, is presented below:

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value

Outstanding at April 1, 2006	508,667	$10.18
Granted	352,875	8.96
Vested	(85,766)	10.60
Forfeited	(4,625)	10.44

Outstanding at June 30, 2006	771,151	9.56
Granted	912,083	9.56
Vested	(27,170)	10.11
Forfeited	(8,859)	9.64

Outstanding at September 30, 2006	1,647,205	$9.56

The fair values of restricted share units are determined based on the market value of the shares on the date of grant. The weighted-average grant-date fair values of restricted share units granted during the six months ended

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

September 30, 2006 and 2005 were $9.39 and $10.40, respectively. The total fair value of shares vested during the six months ended September 30, 2006 and 2005 were $1.2 million and $0.4 million, respectively. Compensation expense recorded for these restricted share units was $0.9 million and $1.4 million during the three and six months ended September 30, 2006, respectively (2005 — $0.7 million and $0.7 million, respectively). As of September 30, 2006, the total remaining unrecognized compensation cost related to nonvested stock options and restricted share units was $8.5 million and $14.4 million, respectively, which is expected to be recognized over a weighted-average period of 2.8 years and 2.6 years, respectively.

Under the Company’s two stock option and long term incentive plans, the Company withholds shares to satisfy minimum statutory federal, state and local tax withholding obligations arising from the vesting of restricted share units. During the six months ended September 30, 2006, 35,852 shares were withheld upon the vesting of restricted share units.

The Company becomes entitled to an income tax deduction in an amount equal to the taxable income reported by the holders of the stock options and restricted share units when vesting occurs, the restrictions are released and the shares are issued. Restricted share units are forfeited if the employees terminate prior to vesting.

Stock Appreciation Rights.  On November 13, 2001, the Board of Directors of the Company resolved that 750,000 options, granted to certain officers of the Company to purchase common shares of the Company, be revised as stock appreciation rights (“SARs”) which entitle the holders to receive cash only and not common shares. The amount of cash received will be equal to the amount by which the trading price of common shares on the exercise notice date exceeds the SARs’ price of $5.00 multiplied by the number of options exercised. Any twenty-day average trading price of common shares prior to the exercise notice date has to be $6.00 or above in order for the officers to exercise their SARs. These SARs are not considered part of the Employees’ and Directors’ Equity Incentive Plan. Through March 31, 2006, the Company measured compensation expense as the amount by which the market value of common shares exceeded the SARs’ price. Effective April 1, 2006, upon the adoption of SFAS No. 123R, the Company measures compensation expense based on the fair value of the SARs determined by using the Black-Scholes option-pricing model. For the three and six months ended September 30, 2006, the following assumptions were used in the Black-Scholes option-pricing model: Volatility of 41.8%, Risk Free Rate of 5.0%-5.2%, Expected Term of 0.17-1.25 years, and Dividend of 0%. On August 11, 2006, an officer exercised 375,000 SARs and received $1.6 million in cash. The trading price of common shares at the exercise date was $9.27. The Company recorded $0.3 million and a reduction of $0.3 million in stock-based compensation expense for the three and six months ended September 30, 2006, (2005 — reduction of expense of $0.3 million and $0.6 million, respectively), in the unaudited condensed consolidated statements of operations. The Company has no stock-based compensation accrual at September 30, 2006 related to this award (March 31, 2006 — $1.9 million). On September 20, 2006, another officer’s 375,000 fully vested and outstanding SARs were cancelled in exchange for $2.1 million in cash. The Company recorded $0.6 million and $0.1 million in stock-based compensation expense for the three and six months ended September 30, 2006 (2005 — reduction of expense of $0.3 million and $0.6 million, respectively). As of September 30, 2006, the $2.1 million cash consideration was not yet paid to the officer and therefore the Company has a stock-based compensation accrual in the amount of $2.1 million (March 31, 2006 — $1.9 million) included in accounts payable and accrued liabilities on the unaudited condensed consolidated balance sheets.

On February 2, 2004, an officer of the Company was granted 1,000,000 SARs, which entitle the officer to receive cash only, and not common shares. The amount of cash received will be equal to the amount by which the trading price of common shares on the exercise notice date exceeds the SARs’ price of $5.20 multiplied by the number of SARs exercised. The SARs vest one quarter immediately on the award date and one quarter on each of the first, second and third anniversaries of the award date. These SARs are not considered part of the Employees’ and Directors’ Equity Incentive Plan. Applying FIN No. 28 “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans,” the Company is accruing compensation expense over the service period, which is assumed to be the three-year vesting period, using a graded approach. Through March 31, 2006, the

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company measured compensation expense as the amount by which the market value of common shares exceeded the SARs’ price. Effective April 1, 2006, upon the adoption of SFAS No. 123R, the Company measures compensation expense based on the fair value of the SARs which is determined by using the Black-Scholes option-pricing model. For the three and six months ended September 30, 2006, the following assumptions were used in the Black-Scholes option-pricing model: Volatility of 39.1%-41.8%, Risk Free Rate of 4.7%-5.1%, Expected Term of 2.4 to 2.6 years, and Dividend of 0%. At September 30, 2006, the market price of our common shares was $10.01, the weighted average fair value of the SAR was $5.54, and 971,487 of the SARs had vested. Due to the increase in the market price of its common shares, the Company recorded additional stock-based compensation expense in the amount of $1.1 million and $0.7 million in general and administration expenses in the unaudited condensed consolidated statement of operations for the three and six months ended September 30, 2006 (2005 — reduction in expense of $0.2 million and $0.4 million, respectively). During the year ended March 31, 2005 the officer exercised 150,000 of the vested SARs and the Company paid $0.9 million. The compensation expense amount in the period is calculated by using the fair value of the SAR, multiplied by the remaining 971,487 SARs assumed to have vested under the graded methodology less the 150,000 SARs exercised less the amount previously recorded. At September 30, 2006, the Company has a stock-based compensation accrual in the amount of $4.5 million (March 31, 2006 — $3.9 million) included in accounts payable and accrued liabilities on the condensed consolidated balance sheets relating to these SARs.

13.	Segment Information

SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information” requires the Company to make certain disclosures about each reportable segment. The Company’s reportable segments are determined based on the distinct nature of their operations and each segment is a strategic business unit that offers different products and services and is managed separately. The Company evaluates performance of each segment using segment profit (loss) as defined below. The Company has two reportable business segments: Motion Pictures and Television.

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

As a result of the Company’s sale of the studio facilities on March 15, 2006, the Company no longer discloses its studio operations as a reportable segment.

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segmented information by business unit is as follows:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
	(Amounts in thousands)

Segment revenues
Motion Pictures	$186,598	$168,284	$351,784	$315,266
Television	31,571	42,694	38,841	88,552

	$218,169	$210,978	$390,625	$403,818

Direct operating expenses
Motion Pictures	$69,549	$71,298	$131,502	$128,138
Television	25,174	37,181	31,766	80,086

	$94,723	$108,479	$163,268	$208,224

Distribution and marketing
Motion Pictures	$110,396	$96,772	$195,657	$189,788
Television	2,949	916	4,734	1,381

	$113,345	$97,688	$200,391	$191,169

General and administration
Motion Pictures	$6,378	$6,073	$13,192	$12,420
Television	900	115	1,050	224

	$7,278	$6,188	$14,242	$12,644

Segment profit (loss)
Motion Pictures	$275	$(5,859)	$11,433	$(15,080)
Television	2,548	4,482	1,291	6,861

	$2,823	$(1,377)	$12,724	$(8,219)

Acquisition of investment in films and television programs
Motion Pictures	$60,389	$56,537	$99,863	$82,844
Television	43,050	31,679	64,208	74,567

	$103,439	$88,216	$164,071	$157,411

Purchases of property and equipment amounted to $1.7 million and $3.5 million for the three and six months ending September 30, 2006, respectively, and $1.5 million and $2.2 million for the three and six months ending September 30, 2005, respectively, all primarily pertaining to the corporate headquarters.

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment profit (loss) is defined as segment revenue less segment direct operating, distribution and marketing, and general and administration expenses. The reconciliation of total segment profit (loss) to the Company’s income (loss) before income taxes is as follows:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
	(Amounts in thousands)

Company’s total segment profit (loss)	$2,823	$(1,377)	$12,724	$(8,219)
Less:
Corporate general and administration	(14,449)	(8,886)	(26,718)	(19,698)
Depreciation	(581)	(387)	(1,125)	(932)
Interest expense	(4,904)	(4,632)	(9,580)	(9,256)
Interest rate swaps mark-to-market	—	(104)	—	(123)
Interest income	2,286	851	4,847	1,916
Equity interests	(435)	(54)	(377)	(54)

Loss Before Income Taxes	$(15,260)	$(14,589)	$(20,229)	$(36,366)

The following table sets forth significant assets as broken down by segment and other unallocated assets as of September 30, 2006 and March 31, 2006:

	September 30, 2006			March 31, 2006
	Motion			Motion
	Pictures	Television	Total	Pictures	Television	Total
	(Amounts in thousands)

Significant assets by segment Accounts receivable	$72,127	$22,164	$94,291	$155,318	$27,341	$182,659
Investment in films and television programs	413,884	101,352	515,236	368,932	48,818	417,750
Goodwill	180,248	16,417	196,665	179,847	5,270	185,117

	$666,259	$139,933	$806,192	$704,097	$81,429	$785,526

Other unallocated assets			249,308			267,723

Total assets			$1,055,500			$1,053,249

14.	Commitments and Contingencies

The Company is from time to time involved in various claims, legal proceedings and complaints arising in the ordinary course of business. The Company does not believe that adverse decisions in any such pending or threatened proceedings, or any amount which the Company might be required to pay by reason thereof, would have a material adverse effect on the financial condition or future results of the Company. The Company has provided an accrual for estimated losses under the above matters as of September 30, 2006, in accordance with SFAS No. 5, “Accounting for Contingencies.”

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

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables present condensed consolidating financial information as of September 30, 2006 and March 31, 2006 and for the six months ended September 30, 2006 and 2005 for (1) the Company, on a stand-alone basis, (2) the Issuer, on a stand-alone basis, (3) the non-guarantor subsidiaries of the Company (including the subsidiaries of the Issuer) on a combined basis (collectively, the “Other Subsidiaries”) and (4) the Company on a consolidated basis.

	As of September 30, 2006
	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated
	(Amounts in thousands)

BALANCE SHEET
Assets
Cash and cash equivalents	$13,099	$—	$39,663	$—	$52,762
Restricted cash	—	—	2,544	—	2,544
Investments — auction rate securities	—	146,749	—	—	146,749
Investments — equity securities	—	14,040	—	—	14,040
Accounts receivable, net	318	759	93,214	—	94,291
Investment in films and television programs	—	6,632	508,604	—	515,236
Property and equipment	—	9,942	—	—	9,942
Goodwill	—	—	196,665	—	196,665
Other assets	26	14,878	8,367	—	23,271
Investment in subsidiaries	248,691	443,238	—	(691,929)	—

	$262,134	$636,238	$849,057	$(691,929)	$1,055,500

Liabilities and Shareholders’ Equity (Deficiency)
Accounts payable and accrued liabilities	$593	$24,681	$134,122	$—	$159,396
Film obligations	—	3,500	317,395	—	320,895
Subordinated notes	—	385,000	—	—	385,000
Deferred revenue	—	—	53,230	—	53,230
Intercompany payables (receivables)	(165,423)	154,614	27,934	(17,125)	—
Intercompany equity	289,985	93,217	334,828	(718,030)	—
Shareholders’ equity (deficiency)	136,979	(24,774)	(18,452)	43,226	136,979

	$262,134	$636,238	$849,057	$(691,929)	$1,055,500

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months Ended September 30, 2006
	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated
	(Amounts in thousands)

STATEMENT OF OPERATIONS
Revenues	$—	$8,719	$381,906	$—	$390,625
EXPENSES:
Direct operating	—	—	163,268	—	163,268
Distribution and marketing	—	534	199,857	—	200,391
General and administration	967	25,114	14,879	—	40,960
Depreciation	—	21	1,104	—	1,125

Total expenses	967	25,669	379,108	—	405,744

OPERATING INCOME (LOSS)	(967)	(16,950)	2,798	—	(15,119)

Other Expense (Income):
Interest expense	104	9,368	329	(221)	9,580
Interest income	(86)	(4,982)	—	221	(4,847)

Total other expenses	18	4,386	329	—	4,733

INCOME (LOSS) BEFORE EQUITY INTERESTS AND INCOME TAXES	(985)	(21,336)	2,469	—	(19,852)
Equity interests	(17,277)	3,802	(377)	13,475	(377)

INCOME (LOSS) BEFORE INCOME TAXES	(18,262)	(17,534)	2,092	13,475	(20,229)
Income tax provision (benefit)	(266)	543	(2,510)	—	(2,233)

INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS	(17,996)	(18,077)	4,602	13,475	(17,996)
Income (loss) from discontinued operations, net of tax	—	—	—	—	—

NET INCOME (LOSS)	$(17,996)	$(18,077)	$4,602	$13,475	$(17,996)

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months Ended September 30, 2006
	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated
	(Amounts in thousands)

STATEMENT OF CASH FLOWS
NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES — CONTINUING OPERATIONS	$(32,065)	$5,379	$44,474	$(7,006)	$10,782
NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES — DISCONTINUED OPERATIONS	—	—	—	—	—

NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	(32,065)	5,379	44,474	(7,006)	10,782

INVESTING ACTIVITIES:
Purchases of investments — auction rate securities	—	(296,043)	—	—	(296,043)
Sales of investments — auction rate securities	—	316,375	—	—	316,375
Acquisition of Redbus, net of cash acquired	—	(44)	—	44	—
Acquisition of Debmar, net of cash acquired	—	(24,715)	603	—	(24,112)
Purchases of property and equipment	—	(1,883)	(1,654)	—	(3,537)

NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES — CONTINUING OPERATIONS	—	(6,310)	(1,051)	44	(7,317)
NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES — DISCONTINUED OPERATIONS	—	—	—	—	—

NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	—	(6,310)	(1,051)	44	(7,317)

FINANCING ACTIVITIES:
Issuance of common shares	2,400	—	—	29	2,429

NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES — CONTINUING OPERATIONS	2,400	—	—	29	2,429
NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES — DISCONTINUED OPERATIONS	—	—	—	—	—

NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	2,400	—	—	29	2,429

NET CHANGE IN CASH AND CASH EQUIVALENTS	(29,665)	(931)	43,423	(6,933)	5,894
FOREIGN EXCHANGE EFFECT ON CASH	35,906	931	(44,203)	7,256	(110)
CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	6,370	—	40,446	162	46,978

CASH AND CASH EQUIVALENTS — END OF PERIOD	$12,611	$—	$39,666	$485	$52,762

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of March 31, 2006
	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated
	(Amounts in thousands)

BALANCE SHEET
Assets
Cash and cash equivalents	$6,541	$—	$40,437	$—	$46,978
Restricted cash	—	—	820	—	820
Investments — auction rate preferreds and municipal bonds	—	167,081	—	—	167,081
Investments — equity securities	—	14,921	—	—	14,921
Accounts receivable, net	299	829	181,531	—	182,659
Investment in films and television programs	—	5,245	412,505	—	417,750
Property and equipment	—	7,131	87	—	7,218
Goodwill	—	—	185,117	—	185,117
Other assets	27	16,377	14,301	—	30,705
Investment in subsidiaries	228,573	312,011	—	(540,584)	—

	$235,440	$523,595	$834,798	$(540,584)	$1,053,249

Liabilities and Shareholders’ Equity (Deficiency)
Accounts payable and accrued liabilities	$742	$4,087	$183,964	$—	$188,793
Unpresented bank drafts	—	14,772	—	—	14,772
Film obligations	—	—	284,987	—	284,987
Subordinated notes	—	385,000	—	—	385,000
Deferred revenue	—	—	30,427	—	30,427
Intercompany payables (receivables)	(168,726)	188,859	(5,927)	(14,206)	—
Intercompany equity	254,154	93,217	329,948	(677,319)	—
Shareholders’ equity (deficiency)	149,270	(162,340)	11,399	150,941	149,270

	$235,440	$523,595	$834,798	$(540,584)	$1,053,249

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months Ended September 30, 2005
	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated
	(Amounts in thousands)

STATEMENT OF OPERATIONS
Revenues	$366	$—	$403,751	$(299)	$403,818
EXPENSES:
Direct Operating	—	—	208,224	—	208,224
Distribution and marketing	—	—	191,169	—	191,169
General and administration	1,104	18,594	12,943	(299)	32,342
Depreciation	—	52	880	—	932

Total expenses	1,104	18,646	413,216	(299)	432,667

OPERATING LOSS	(738)	(18,646)	(9,465)	—	(28,849)

Other Expenses (Income):
Interest expense	(32)	9,227	61	—	9,256
Interest rate swaps mark-to market	—	123	—	—	123
Interest income	—	(1,926)	10	—	(1,916)

Total other expenses (income), net	(32)	7,424	71	—	7,463

LOSS BEFORE EQUITY INTERESTS AND INCOME TAXES	(706)	(26,070)	(9,536)	—	(36,312)
Equity interests	(35,219)	(11,586)	(54)	46,805	(54)

LOSS BEFORE INCOME TAXES	(35,925)	(37,656)	(9,590)	46,805	(36,366)
Income tax provision	—	175	286	—	461

LOSS BEFORE DISCONTINUED OPERATIONS	(35,925)	(37,831)	(9,876)	46,805	(36,827)

Income (loss) from discontinued operations, net of tax of nil	—	—	902	—	902

NET LOSS	$(35,925)	$(37,831)	$(8,974)	$46,805	$(35,925)

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months Ended September 30, 2005
	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated
	(Amounts in thousands)

STATEMENT OF CASH FLOWS
NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES — CONTINUING OPERATIONS	$(17,507)	$(8,709)	$62,816	$—	$36,600
NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES — DISCONTINUED OPERATIONS	—	—	1,128	—	1,128

NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	(17,507)	(8,709)	63,944	—	37,728

INVESTING ACTIVITIES:
Purchases of investments — auction rate securities	—	(137,827)	—	—	(137,827)
Purchases of investments — equity securities	—	(3,470)	—	—	(3,470)
Sales of investments — auction rate securities	—	47,500	—	—	47,500
Cash received from sale of investment	—	—	2,945	—	2,945
Purchases of property and equipment	—	(2,221)	64	—	(2,157)

NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES — CONTINUING OPERATIONS	—	(96,018)	3,009	—	(93,009)
NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES — DISCONTINUED OPERATIONS	—	—	65	—	65

NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	—	(96,018)	3,074	—	(92,944)

FINANCING ACTIVITIES:
Issuance of common shares	681	—	—	—	681
Financing fees	—	(260)	—	—	(260)
Repayment of subordinated notes	—	—	(5,000)	—	(5,000)

NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES — CONTINUING OPERATIONS	681	(260)	(5,000)	—	(4,579)
NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES — DISCONTINUED OPERATIONS	—	—	(2,211)	—	(2,211)

NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	681	(260)	(7,211)	—	(6,790)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(16,826)	(104,987)	59,807	—	(62,006)
FOREIGN EXCHANGE EFFECT ON CASH	16,234	(13,260)	(2,460)	—	514
CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	943	106,356	5,540	—	112,839

CASH AND CASH EQUIVALENTS — END OF PERIOD	$351	$(11,891)	$62,887	$—	$51,347

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Lions Gate Entertainment Corp.  (“Lionsgate,” the “Company,” “we,” “us” or “our”) is a diversified independent producer and distributor of motion pictures, television programming, home entertainment, family entertainment, video-on-demand and music content. We release approximately 15 to 18 motion pictures theatrically per year. Our theatrical releases include films we produce in-house and films we acquire from third parties. We also have produced approximately 97 hours of television programming on average each of the last three years. Our disciplined approach to production, acquisition and distribution is designed to maximize our profit by balancing our financial risks against the probability of commercial success of each project. We currently distribute our library of more than 10,000 motion picture titles and television episodes and programs directly to retailers, video rental stores, and pay and free television channels in the US, UK and Ireland and indirectly to other international markets through third parties. We own a minority interest in CinemaNow, Inc. (“CinemaNow”), an internet video-on-demand provider. We also own a minority interest in Maple Pictures Corp. (“Maple Pictures”), a Canadian film and television distributor based in Toronto, Canada. We have distribution agreements with Maple Pictures through which we distribute our library and other titles in Canada.

Our revenues are derived from the following business segments:

•	Motion Pictures, which includes Theatrical, Home Entertainment, Television and International Distribution. Theatrical revenues are derived from the theatrical release of motion pictures in the United States which are distributed to theatrical exhibitors on a picture by picture basis. The financial terms that we negotiate with our theatrical exhibitors generally provide that we receive a percentage of the box office results and are negotiated on a picture by picture basis. Home entertainment revenues are derived primarily from the sale of video and DVD releases of our own productions and acquired films, including theatrical releases and direct-to-video releases, to retail stores. In addition, we have revenue sharing arrangements with certain rental stores which generally provide that in exchange for a nominal or no upfront sales price we share in the rental revenues generated by each such store on a title by title basis. Television revenues are primarily derived from the licensing of our productions and acquired films to the domestic cable, free and pay television markets. International revenues include revenues from our UK subsidiary and from the licensing of our productions and acquired films to international markets on a territory-by-territory basis. Our revenues are derived from the United States, Canada and other foreign countries; none of the foreign countries individually comprised greater than 10% of total revenue.

•	Television Productions, which includes the licensing to domestic and international markets of one-hour and half-hour drama series, television movies and mini-series and non-fiction programming and revenues from the sale of television production movies or series in other media including home entertainment.

•	Studio Facilities, which included Lions Gate Studios and the leased facility Eagle Creek Studios and which derived revenue from rental of sound stages, production offices, construction mills, storage facilities and lighting equipment to film and television producers. We sold our studios facilities located in Vancouver, British Columbia on March 15, 2006. Studio facilities previously comprised the Company’s studios facilities reporting segment. Therefore, the Company is not reporting this segment in fiscal 2007. Total revenues and expenses of the Studio Facilities are reported net within discontinued operations in the statements of operations for all periods prior to the sale.

Our primary operating expenses include the following:

•	Direct Operating Expenses, which include amortization of production or acquisition costs, participation and residual expenses and provision for doubtful accounts. Participations costs represent contingent consideration payable based on the performance of the film to parties associated with the film, including producers, writers, directors or actors, etc. Residuals represent amounts payable to various unions or “guilds” such as the Screen Actors Guild, Directors Guild of America, Writers Guild of America, based on the performance of the film in certain ancillary markets or based on the individual’s (i.e. actor, director, writer) salary level in the television market.

•	Distribution and Marketing Expenses, which primarily include the costs of theatrical “prints and advertising” and of video and DVD duplication and marketing. Theatrical print and advertising represent the costs of the theatrical prints delivered to theatrical exhibitors and advertising includes the advertising and marketing cost associated with the theatrical release of the picture. Video and DVD duplication represent the cost of the video and DVD product and the manufacturing costs associated with creating the physical products. Video and DVD marketing costs represent the cost of advertising the product at or near the time of its release or special promotional advertising.

•	General and Administration Expenses, which include salaries and other overhead.

Recent Developments

Debmar.  On July 3, 2006, the Company acquired all of the capital stock of Debmar-Mercury LLC (“Debmar”), an independent distributor of film and television packages. Consideration for the Debmar acquisition was $27.5 million, comprised of a combination of $24.5 million in cash paid on July 3, 2006 and up to $3.0 million in common shares of the Company to be issued on January 1, 2008 if there are no breaches requiring indemnification by the seller of certain representations and warranties made by the seller. An additional $0.2 million has been incurred in acquisition costs. The $3.0 million of shares to be issued has been recorded as part of the purchase consideration and reflected as a liability. If no incremental liabilities become known by January 1, 2008 then the shares will be issued and the $3.0 million will be reclassified to equity. The purchase price may be adjusted for the payment of additional consideration contingent on the financial performance of Debmar for the five-year period ending June 30, 2011. The Debmar acquisition provides the Company with the rights to distribute certain television properties such as the television series South Park and provides the Company with an experienced management team to further enhance its capacity to syndicate its own and others television programming and feature film packages.

Image.  During the year ended March 31, 2006, the Company purchased in the open market 1,150,000 common shares of Image for $3.5 million in cash, representing an average cost per share of $3.02. Also during the year ended March 31, 2006, the Company completed a negotiated exchange with certain shareholders of Image in which the Company exchanged 1,104,004 of its common shares (at $10.45 per share) in return for 2,883,996 common shares of Image (at $4.00 per share). The cost on an exchanged basis of the additional 2,883,996 common shares of Image is $11.5 million. As of September 30, 2006 and March 31, 2006, the Company held 4,033,996 common shares of Image acquired at an average cost per share of $3.72; the shares held by the Company represent approximately 18.7% of Image’s outstanding common shares as of October 31, 2006. The closing price of Image’s common shares on September 30, 2006 was $3.48 per common share (March 31, 2006 — $3.70 per common share). As a result, the Company had unrealized losses of $1.0 million and $0.1 million on its investment in Image common shares as of September 30, 2006 and March 31, 2006, respectively. The Company has reported the increase in the unrealized loss of $0.9 million as other comprehensive loss in the condensed consolidated statement of shareholder’s equity for the six months ended September 30, 2006.

CinemaNow.  At March 31, 2006, the Company had a 30% equity interest on an undiluted basis in CinemaNow, Inc. (“CinemaNow”). The investment in CinemaNow is accounted for using the equity method. The investment in CinemaNow on our consolidated balance sheet was nil at March 31, 2006. In June 2006, the Company purchased $1.0 million Series E Preferred Stock as part of a $20.3 million round of financing secured by CinemaNow. At September 30, 2006, the Company’s equity interest in CinemaNow is 18.8% on a fully diluted basis and 21.1% on an undiluted basis. The investment in CinemaNow on our consolidated balance sheet was $0.7 million as of September 30, 2006.

Redbus.  On October 17, 2005, the Company acquired all outstanding shares of Redbus, an independent film distributor located in the United Kingdom. Consideration for the Redbus acquisition was $35.5 million, comprised of a combination of $28.0 million in cash, $6.4 million in Lionsgate common shares and direct transaction costs of $1.1 million. In addition, the Company assumed other obligations (including accounts payable and accrued liabilities and film obligations) of $19.4 million. At the closing of the transaction the Company issued 643,460 common shares to Redbus Group Limited (“RGL”) valued at approximately $5.6 million, or $8.77 per share, and will issue up to an expected additional 94,937 common shares to RGL upon satisfaction of the terms of the escrow agreement to terminate on May 17, 2007. Direct transaction costs are considered liabilities assumed in the acquisition and, as such, are included in the purchase price. Direct transaction costs consist primarily of legal and accounting fees.

The Redbus acquisition was accounted for as a purchase, with the results of operations of Redbus consolidated from October 17, 2005. Goodwill of $27.1 million represents the excess of purchase price over the fair value of the net identifiable tangible and intangible assets acquired.

Lionsgate Studios.  On March 15, 2006, the Company sold its studio facilities located in Vancouver, British Columbia.

CRITICAL ACCOUNTING POLICIES

The application of the following accounting policies, which are important to our financial position and results of operations, requires significant judgments and estimates on the part of management. As described more fully below, these estimates bear the risk of change due to the inherent uncertainty attached to the estimate. For example, accounting for films and television programs requires the Company to estimate future revenue and expense amounts which, due to the inherent uncertainties involved in making such estimates, are likely to differ to some extent from actual results. For a summary of all of our accounting policies, including the accounting policies discussed below, see note 2 to our March 31, 2006 audited consolidated financial statements.

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

Management regularly reviews and revises when necessary its ultimate revenue and cost estimates, which may result in a change in the rate of amortization of film costs and participations and residuals and/or write-down of all or a portion of the unamortized costs of the film or television program to its estimated fair value. Management estimates the ultimate revenue based on experience with similar titles or title genre, the general public appeal of the cast, actual performance (when available) at the box office or in markets currently being exploited, and other factors such as the quality and acceptance of motion pictures or programs that our competitors release into the marketplace at or near the same time, critical reviews, general economic conditions and other tangible and intangible factors, many of which we do not control and which may change. In the normal course of our business, some films and titles are more successful than anticipated and some are less successful. Accordingly, we update our estimates of ultimate revenue and participations cost based upon the actual results achieved or new information as to anticipated revenue performance such as (for home video revenues) initial orders and demand from retail stores when it becomes available. An increase in the ultimate revenue will generally result in a lower amortization rate while a decrease in the ultimate revenue will generally result in a higher amortization rate and periodically results in an impairment requiring a write down of the film cost to the title’s fair value. These write downs are included in amortization expense within direct operating expenses in our statement of operations.

Revenue Recognition.  Revenue from the sale or licensing of films and television programs is recognized upon meeting all recognition requirements of SoP 00-2. Revenue from the theatrical release of feature films is recognized at the time of exhibition based on the Company’s participation in box office receipts. Revenue from the sale of videocassettes and DVDs in the retail market, net of an allowance for estimated returns and other allowances, is recognized on the later of receipt by the customer or “street date” (when it is available for sale by the customer). Under revenue sharing arrangements, rental revenue is recognized when the Company is entitled to receipts and such receipts are determinable. Revenues from television licensing are recognized when the feature film or television program is available to the licensee for telecast. For television licenses that include separate availability “windows” during the license period, revenue is allocated over the “windows.” Revenue from sales to international territories are recognized when access to the feature film or television program has been granted or delivery has occurred, as required under the sales contract, and the right to exploit the feature film or television program has commenced. For multiple media rights contracts with a fee for a single film or television program where the contract provides for media holdbacks (defined as contractual media release restrictions), the fee is allocated to the various media based on management’s assessment of the relative fair value of the rights to exploit each media and is recognized as each holdback is released. For multiple-title contracts with a fee, the fee is allocated on a title-by-title basis, based on management’s assessment of the relative fair value of each title.

Cash payments received are recorded as deferred revenue until all the conditions of revenue recognition have been met. Long-term, non-interest bearing receivables are discounted to present value.

Reserves.  Revenues are recorded net of estimated returns and other allowances. We estimate reserves for video returns based on previous returns and our estimated expected future returns related to current period sales on a title-by-title basis in each of the video businesses. Factors affecting actual returns include limited retail shelf space at various times of the year, success of advertising or other sales promotions, the near term release of competing titles, among other factors. We believe that our estimates have been materially accurate in the past; however, due to the judgment involved in establishing reserves, we may have adjustments to our historical estimates in the future.

We estimate provisions for accounts receivable based on historical experience and relevant facts and information regarding the collectability of the accounts receivable. In performing this evaluation, significant judgments and estimates are involved, including an analysis of specific risks on a customer-by-customer basis for our larger customers and an analysis of the length of time receivables have been past due. The financial condition of a given customer and its ability to pay may change over time and could result in an increase or decrease to our allowance for doubtful accounts, which, when the impact of such change is material, is disclosed in our discussion on direct operating expenses elsewhere in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Income Taxes.  The Company is subject to federal and state income taxes in the United States, and in several foreign jurisdictions in which we operate. We account for income taxes according to the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). SFAS No. 109 requires the recognition of deferred tax assets, net of applicable reserves, related to net operating loss carryforwards and certain temporary differences. The standard requires recognition of a future tax benefit to the extent that realization of such benefit is more likely than not or a valuation allowance is applied. Because of our historical operating losses, we have provided a valuation allowance against our net deferred tax assets. When we have a history of profitable operations sufficient to demonstrate that it is more likely than not that our deferred tax assets will be realized, the valuation allowance will be reversed. However, this assessment of our planned use of our deferred tax assets is an estimate which could change in the future depending upon the generation of taxable income in amounts sufficient to realize our deferred tax assets.

Goodwill.  On April 1, 2001, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” Goodwill is reviewed annually for impairment within each fiscal year or between the annual tests if an event occurs or circumstances change that indicate it is more likely than not that the fair value of a reporting unit is less than its carrying value. The Company performs its annual impairment test as of December 31 in each fiscal year. The Company performed its annual impairment test on its goodwill as of December 31, 2005. No goodwill impairment was identified in any of the Company’s reporting units. Determining the fair value of reporting units requires various assumptions and estimates. The estimates of fair value include consideration of the future projected operating results and cash flows of the reporting unit. Such projections could be different than actual results. Should actual results be significantly less than estimates, the value of our goodwill could be impaired in the future.

Business Acquisitions.  The Company accounts for its business acquisitions as a purchase, whereby the purchase price is allocated to the assets acquired and liabilities assumed based on their estimated fair value. The excess of the purchase price over estimated fair value of the net identifiable assets is allocated to goodwill. Determining the fair value of assets and liabilities requires various assumptions and estimates. These estimates and assumptions are refined with adjustments recorded to goodwill as information is gathered and final appraisals are completed over the allocation period allowed under SFAS No. 141. The changes in these estimates could impact the amount of assets, including goodwill and liabilities, ultimately recorded on our balance sheet as a result of an acquisition and could impact our operating results subsequent to such acquisition. We believe that our estimates have been materially accurate in the past.

Recent Accounting Pronouncements

Statement of Financial Accounting Standards No. 123R.  In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123(R)). SFAS No. 123(R) revises SFAS No. 123 and eliminates the alternative to use the intrinsic method of accounting under APB No. 25. SFAS No. 123(R)requires all public companies accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments, to account for these types of transactions using a fair-value-based method. Effective April 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), “Share-Based Payment” (SFAS No. 123(R)), using the modified-prospective transition method. Under such transition method, compensation cost recognized in the three and six months ended September 30, 2006 includes: (a) compensation cost for all stock options granted prior to, but not yet vested as of April 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted on or after April 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). See note 12 for further discussion of the Company’s stock-based compensation in accordance with SFAS No. 123(R).

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

Results of Operations

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Consolidated revenues this quarter of $218.2 million increased $7.2 million, or 3.4%, compared to $211.0 million in the prior year’s quarter. Motion pictures revenue of $186.6 million this quarter increased $18.3 million, or 10.9%, compared to $168.3 million in the prior year’s quarter. Television revenues of $31.6 million this quarter decreased $11.1 million, or 26.0%, compared to $42.7 million in the prior year’s quarter.

Motion Pictures Revenue

The increase in motion picture revenue this quarter was mainly attributable to increases in television and international revenue, within the motion picture segment, offset by decreases in video and theatrical revenue. The following table sets forth the components of revenue for the motion pictures reporting segment for the three-month periods ended September 30, 2006 and 2005:

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,	Increase (Decrease)
	2006	2005	Amount	Percent
	(Amounts in millions)

Motion Pictures
Theatrical	$20.5	$18.8	$1.7	9.0%
Video	115.1	119.9	(4.8)	(4.0)%
Television	33.4	18.4	15.0	81.5%
International	17.1	9.9	7.2	72.7%
Other	0.5	1.3	(0.8)	(61.5)%

	$186.6	$168.3	$18.3	10.9%

The following table sets forth the titles contributing significant motion picture revenue for the three-month periods ended September 30, 2006 and 2005:

Three Months Ended September 30,
2006		2005
	Theatrical and Video		Theatrical and Video
Title	Release Date	Title	Release Date

Theatrical:		Theatrical:
Crank	September 2006	Lord of War	September 2005
The Descent	August 2006	The Devil’s Rejects	July 2005
Video:		Video:
Akeelah and the Bee	August 2006	Barbie and the Magic of Pegasus	September 2005
Crash	September 2005	Crash	September 2005
Lord of War	January 2006	Diary of a Mad Black Woman	June 2005
Madea Goes To Jail	June 2006	I Can Do Bad All By Myself	June 2005
Madea’s Family Reunion	June 2006	Madea’s Class Reunion	June 2005
Ultimate Avengers 2	August 2006	Madea’s Family Reunion	June 2005
Waiting	February 2006	Meet The Browns	June 2005
Why Did I Get Married	June 2006	Saw	February 2005
Television:		Television:
In The Mix	—	Saw	—
Lord of War	—	The Cookout	—
Saw 2	—
Waiting	—
International:		International:
Crank	—	Dirty Dancing: Havana Nights	—
Dirty Dancing – Stage Play	—	Final Cut	—
Hard Candy	—	The Devil’s Rejects	—
Saw 2	—
The Lost City	—
Undiscovered	—

Theatrical revenue of $20.5 million increased $1.7 million or 9.0% in this quarter as compared to the prior year’s quarter due to the performance during the quarter of the theatrical releases listed in the above table. In this quarter, the titles listed in the above table as contributing significant theatrical revenue in the current quarter represented approximately 99% of total theatrical revenue. In the prior year’s quarter, the titles listed in the above table as contributing significant theatrical revenue in the prior year’s quarter represented approximately 76% of total theatrical revenue.

Video revenue of $115.1 million decreased $4.8 million or 4.0% in this quarter as compared to the prior year’s quarter. The decrease is due to the slightly better performance of certain titles released in the prior year quarter as compared to the current quarter. In this quarter, the titles listed above as contributing significant video revenue in the quarter represented individually between 2% to 12% of total video revenue and in the aggregate 36% or $41.7 million of total video revenue for the quarter. In the prior year’s quarter the titles listed above as contributing significant video revenue in the prior year’s quarter represented individually between 2% to 22% of total video revenue and in the aggregate 51% or $60.8 million of total video revenue for the quarter. In the current quarter $73.4 million, or 64%, of total video revenue was contributed by titles that make up less than 2% of total video revenue, and in the prior quarter this amounted to $59.1 million or 49% of total video revenue.

Television revenue included in motion picture revenue of $33.4 million in this quarter increased $15.0 million, or 81.5%, compared to the prior year’s quarter. The increase is due to more successful theatrical titles with television windows opening in the current quarter as compared to the prior quarter. In this quarter, the titles listed above as contributing significant television revenue in the quarter represented individually between 8% to 34% of total television revenue and in the aggregate 73% of total television revenue for the quarter. In the prior year’s quarter the titles listed above as contributing significant television revenue in the prior year’s quarter represented individually between 18% to 51% of total television revenue and in the aggregate 69% of total television revenue for the quarter.

International revenue of $17.1 million increased $7.2 million or 72.7% in this quarter as compared to the prior year’s quarter. Lionsgate UK, established from the acquisition of Redbus in fiscal 2006, contributed $6.1 million of international revenue, which included revenues from An American Haunting, A Cock And Bull Story, The Wicker Man, and Right At Your Door. In this quarter, the titles listed in the table above as contributing significant international revenue in the quarter represented individually between 3% to 9% of total international revenue and in the aggregate 32% of total international revenue for the quarter. In the prior year’s quarter the titles listed in the table above as contributing significant revenue in the prior year’s quarter represented individually between 9% to 13% of total international revenue and in the aggregate 32% of total international revenue for the quarter.

Television Revenue

The following table sets forth the components of revenue that make up television production revenue for the three-month periods ended September 30, 2006 and 2005:

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,	Increase (Decrease)
	2006	2005	Amount	Percent
	(Amounts in millions)

Television Revenue
Domestic licensing	$25.0	$30.6	$(5.6)	(18.3)%
International and other	1.4	8.7	(7.3)	(83.9)%
Television movies	0.2	2.1	(1.9)	(90.5)%
Video releases of television production	4.9	1.1	3.8	345.5%
Non-fiction programming	—	0.2	(0.2)	(100.0)%
Other	0.1	—	0.1	100.0%

	$31.6	$42.7	$(11.1)	(26.0)%

The following table sets forth the number of television episodes delivered in the three months ended September 30, 2006 and 2005, respectively:

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2006	2005

Domestic Licensing
One Hour Series	5	26
Half Hour Series	22	3

	27	29

Television revenue of $31.6 million in this quarter decreased by $11.1 million, or 26.0%, compared to $42.7 million in the prior year’s quarter, due primarily to lower international and other revenue and lower domestic licensing revenue where the majority of the current fiscal year’s television production are anticipated to be delivered in subsequent periods within this fiscal year. Domestic licensing for the current quarter includes $4.3 million of revenue from the July 3, 2006 acquisition of Debmar. Domestic deliveries of one-hour drama series in this quarter included 5 hour episodes of Dirty Dancing Reality TV Series, 10 half-hour episodes of Weeds Season 2, 9 half-hour episodes of Lovespring, and 3 half-hour episodes of I Pity the Fool. In the prior year’s quarter, domestic deliveries of one-hour drama series included Wildfire, Missing and The Dead Zone and of half-hour drama series included Weeds.

The following table sets forth direct operating expenses by segment for the three months ended September 30, 2006 and 2005:

	Three Months Ended			Three Months Ended
	September 30, 2006			September 30, 2005
	Motion			Motion
	Pictures	Television	Total	Pictures	Television	Total
	(Amounts in millions)

Direct operating expenses
Amortization of films and television programs	$28.7	$20.1	$48.8	$31.8	$37.2	$69.0
Participation and residual expense	38.9	4.9	43.8	37.2	—	37.2
Amortization of acquired intangible assets	0.2	—	0.2	0.7	—	0.7
Other expenses	1.7	0.2	1.9	1.6	—	1.6

	$69.5	$25.2	$94.7	$71.3	$37.2	$108.5

Direct operating expenses as a percentage of revenues	37.2%	79.7%	43.4%	42.4%	87.1%	51.4%

Direct operating expenses include amortization, participation and residual expenses and provision for doubtful accounts. Direct operating expenses of the motion picture segment of $69.5 million for this quarter were 37.2% of motion picture revenue, compared to $71.3 million, or 42.4% of motion picture revenue for the prior year’s quarter. The decrease in direct operating expense of the motion picture segment in the quarter as a percent of revenue is due to the mix of titles generating revenue in the quarter and to lower write downs of investment in film costs due to impairments. Direct operating expenses of the motion pictures segment included charges for write downs of investment in film costs of $0.9 million and $2.0 million in the current quarter and prior year quarter, respectively, due to the lower than anticipated actual performance or previously expected performance of certain titles. Direct operating expenses of the television segment of $25.2 million for this quarter were 79.7% of television revenue, compared to $37.2 million, or 87.1% of television revenue for the prior year’s quarter. The decrease in direct operating expense of the television segment in the period is due to changes in the mix of titles generating revenues including the successful Weeds Season 2 television series in the current period. The decrease in direct operating expense of the television segment in the quarter is due to the television revenue decrease of $11.1 million in the current quarter.

The following table sets forth distribution and marketing expenses by segment for the three months ended September 30, 2006 and 2005:

	Three Months Ended			Three Months Ended
	September 30, 2006			September 30, 2005
	Motion			Motion
	Pictures	Television	Total	Pictures	Television	Total
	(Amounts in millions)
Distribution and marketing expenses
Theatrical	$57.1	$—	$57.1	$50.4	$0.1	$50.5
Home Entertainment	42.8	1.0	43.8	44.9	0.5	45.4
Television	0.2	1.2	1.4	0.3	0.1	0.4
International	9.8	0.7	10.5	1.4	0.2	1.6
Other	0.5	—	0.5	(0.2)	—	(0.2)

	$110.4	$2.9	$113.3	$96.8	$0.9	$97.7

The majority of distribution and marketing expenses relate to the motion pictures segment. Theatrical prints and advertising (“P&A”) in the motion picture segment in this quarter of $57.1 million increased $6.7 million, or 13.3%, compared to $50.4 million in the prior year’s quarter. Domestic theatrical P&A from the motion pictures reportable segment in this quarter included P&A incurred on the release of titles such as Crank, The Descent, and Employee Of The Month, which combined accounted for 90% of the total theatrical P&A. Employee Of The Month was theatrically released subsequent to the end of the quarter on October 6, 2006. Theatrical P&A in the prior year’s quarter included P&A incurred on the release of titles such as Lord of War, The Devil’s Rejects and Undiscovered representing approximately 83% of total theatrical P&A.

Video distribution and marketing costs on motion picture and television product in this quarter of $43.8 million decreased $1.6 million, or 3.1%, compared to $45.4 million in the prior year’s quarter. Video distribution and marketing costs as a percentage of video revenues was 36.5% and 37.6% in the current quarter and prior year’s quarter, respectively.

International distribution and marketing includes $8.0 million of distribution and marketing costs from Lions Gate UK as a result of the acquisition of Redbus. Distribution and marketing expenses of the television segment included $1.2 million from the July 3, 2006 acquisition of Debmar in the current quarter.

The following table sets forth general and administrative expenses by segment for the three months ended September 30, 2006 and 2005:

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,	Increase (Decrease)
	2006	2005	Amount	Percent
	(Amounts in millions)

General and Administration Expenses
Motion Pictures	$6.4	$6.1	$0.3	4.9%
Television	0.9	0.1	0.8	800.0%
Corporate	14.4	8.9	5.5	61.8%

	$21.7	$15.1	$6.6	43.7%

The increase in general and administrative expenses is primarily due to corporate general and administration expenses of $14.4 million which increased by $5.5 million or 61.8% compared to $8.9 million in the prior year’s quarter. The increase in corporate general and administrative expenses is primarily due to an increase in stock based compensation of approximately $3.3 million, an increase in salaries and related expenses, including payroll taxes associated with the exercise of stock options, of approximately $1.1 million, with the remaining increase associated with general overhead and professional fees. Compensation from our restricted share units amounted to $0.9 million and $0.7 million for the three months ended September 30, 2006 and 2005, respectively. In addition, due to the adoption of SFAS No. 123R we recorded additional compensation expense related to our stock options amounting to $0.4 million in the three months ended September 30, 2006 with no comparable expense in the prior quarter. We incurred additional costs of $1.9 million recorded in the three months ended September 30, 2006 compared to a benefit of $0.8 million recorded in the three months ended September 30, 2005 related to stock appreciation rights which are revalued each reporting period. In this quarter, $1.6 million of production overhead was capitalized compared to $1.2 million in the prior year’s quarter. The slight increase in general and administrative expenses of the motion pictures segment of $0.3 million or 4.9% is primarily due to general and administrative costs associated with Lions Gate UK. The slight increase in general and administrative expenses of the television segment is primarily due to the July 3, 2006 acquisition of Debmar.

Depreciation of $0.6 million this quarter increased $0.2 million, or 50% from $0.4 million in the prior year’s quarter.

Interest expense of $4.9 million this quarter increased $0.3 million, or 6.5%, from prior year’s quarter of $4.6 million.

Interest rate swaps did not meet the criteria of effective hedges and therefore a fair valuation loss of $0.1 million was recorded in the quarter ended September 30, 2005. The $100 million interest rate swap the Company had entered into commencing January 2003 ended September 30, 2005. The CDN$20 million interest rate swap a subsidiary of the Company had entered into commencing September 2003 and ending September 2008 was terminated on March 15, 2006 in connection with the repayment of the remaining balances of the mortgages payable on the studio facilities.

Interest and other income of $2.3 million for the quarter ended September 30, 2006, compared to $0.9 million in the prior year’s quarter. Interest and other income this quarter was earned on the cash balance and available-for-sale investments held during the three months ended September 30, 2006 which were higher than in the prior year’s quarter.

Equity interests of negative $0.4 million in this quarter includes the equity interest in the loss of Maple Pictures consisting of 10% of the loss of Maple Pictures and the equity interest in the loss of CinemaNow consisting of 18.8% of the loss of CinemaNow. Equity interests of nil in the prior year’s quarter includes the equity interest in the loss of Maple Pictures consisting of 10% of the losses of Maple Pictures

The Company had an income tax benefit of $0.9 million or 5.9% of loss before income taxes in the three months ended September 30, 2006, compared to a provision of $0.4 million in the three months ended September 30, 2005. The tax benefit reflected in the current quarter is attributable to foreign losses benefited to the extent of existing deferred tax liabilities in the local jurisdiction and the receipt of refunds of state taxes paid in previous years, offset by U.S. federal and state taxes. The Company’s actual annual effective tax rate will differ from the statutory federal rate as a result of several factors, including changes in the valuation allowance against net deferred tax assets, non-temporary differences, foreign income taxed at different rates, state and local income taxes and the utilization of acquired net operating losses.

Income from discontinued operations for the three months ended September 30, 2006 and 2005, respectively, was nil and $0.9 million, or basic earnings per common share from discontinued operations of nil and $0.01, respectively, on 104.9 million and 102.4 million weighted average common shares outstanding, respectively.

Net loss for the three months ended September 30, 2006 was $14.4 million, or basic loss per common share of $0.14 on 104.9 million weighted average shares outstanding. This compares to loss from continuing operations for the three months ended September 30, 2005 of $15.0 million or basic loss per common share from continuing operations of $0.15 on 102.4 million weighted average common shares outstanding.

Six Months Ended September 30, 2006 Compared to Six Months Ended September 30, 2005

Consolidated revenues for the six months ended September 30, 2006 of $390.6 million decreased $13.2 million, or 3.3%, compared to $403.8 million for the six months ended September 30, 2005. Motion pictures revenue of $351.8 million for the current six-month period increased $36.5 million, or 11.6%, compared to $315.3 million in the prior year’s six month period. Television revenue of $38.8 million the current six-month period decreased $49.8 million or 56.2% compared to $88.6 million in the prior six-month period.

Motion Pictures Revenue

The increase in motion pictures revenue this period was primarily due to the theatrical and video performance of theatrical releases during this period. The following table sets forth the components of revenue for the motion pictures reporting segment for the six-month periods ended September 30, 2006 and 2005:

	Six Months	Six Months
	Ended	Ended
	September 30,	September 30,	Increase (Decrease)
	2006	2005	Amount	Percent
	(Amounts in millions)

Motion Pictures
Theatrical	$39.1	$41.1	$(2.0)	(4.9)%
Video	229.8	217.3	12.5	5.8%
Television	48.2	34.7	13.5	38.9%
International	32.7	19.9	12.8	64.3%
Other	2.0	2.3	(0.3)	(13.0)%

	$351.8	$315.3	$36.5	11.6%

The following table sets forth the titles contributing significant motion picture revenue for the six-month periods ended September 30, 2006 and 2005:

Six Months Ended September 30,
2006		2005
	Theatrical and Video		Theatrical and Video
Title	Release Date	Title	Release Date

Theatrical:		Theatrical:
Akeelah and the Bee	April 2006	Crash	May 2005
Crank	September 2006	Lord of War	September 2005
Larry the Cable Guy	March 2006	The Devil’s Rejects	July 2005
See No Evil	May 2006
The Descent	August 2006
Video:		Video:
Akeelah and the Bee	June 2006	Barbie and the Magic of Pegasus	September 2005
Crash	September 2005	Crash	September 2005
Lord of War	January 2006	Diary of a Mad Black Woman	June 2005
Madea Goes to Jail	June 2006	I Can Do Bad All By Myself	June 2005
Madea’s Family Reunion	June 2006	Madea’s Class Reunion	June 2005
Saw 2	February 2006	Madea’s Family Reunion	June 2005
Ultimate Avengers 2	August 2006
Waiting	February 2006
Why Did I Get Married	June 2006

Six Months Ended September 30,
2006		2005
	Theatrical and Video		Theatrical and Video
Title	Release Date	Title	Release Date

Television:		Television:
Crash	—	Open Water	—
Devil’s Rejects	—	Saw	—
Lord of War	—	The Cookout	—
Saw 2	—	The Punisher	—
Waiting	—
International:		International:
Crank	—	Dirty Dancing: Havana Nights	—
Hard Candy	—	Final Cut	—
Saw 2	—	Hotel Rwanda	—
Undiscovered	—	Saw	—

Theatrical revenue of $39.1 million decreased $2.0 million or 4.9% in this period as compared to the prior year’s period due to the performance during the period of the theatrical releases listed in the above table. In this period, the titles listed in the above table as contributing significant theatrical revenue in the period represented individually between 7% to 26% of total theatrical revenue and in the aggregate 95% of total theatrical revenue. In the prior year’s period, the titles listed in the above table as contributing significant theatrical revenue in the prior year’s period represented individually between 17% to 50% of total theatrical revenue and in the aggregate 85% of total theatrical revenue.

Video revenue of $229.8 million increased $12.5 million or 5.8% in this period as compared to the prior year’s period. The increase is due to slightly higher performance of certain titles in the first three months of this year compared to the prior year. In this period, the titles listed above as contributing significant video revenue in the period represented individually between 2% to 15% of total video revenue and in the aggregate 46% or $104.9 million of total video revenue for the period. In the prior year’s period the titles listed above as contributing significant video revenue in the prior year’s period represented individually between 2% to 18% of total video revenue and in the aggregate 42% or $90.2 million of total video revenue for the period. In the current period, $124.9 million or 54% of total video revenue was contributed by titles which make up less than 2% of total video revenue and in the prior period, this amounted to $127.1 million or 58% of total video revenue.

Television revenue included in motion picture revenue of $48.2 million in this period increased $13.5 million, or 38.9%, compared to the prior year’s period. The increase is due to more successful theatrical titles with television windows opening in the current six months as compared to the prior six months. In this period, the titles listed above as contributing significant television revenue in the period represented individually between 6% to 24% of total television revenue and in the aggregate 64% of total television revenue for the period. In the prior year’s period the titles listed above as contributing significant television revenue in the prior year’s period represented individually between 7% to 27% of total television revenue and in the aggregate 66% of total television revenue for the period.

International revenue of $32.7 million increased $12.8 million or 64.3% in this period as compared to the prior year’s period. Lionsgate UK, established from the acquisition of Redbus in fiscal 2006, contributed $12.3 million of international revenue, which included significant revenues from Revolver, An American Haunting, Goodnight and Good Luck, A Cock And Bull Story and Hard Candy. In this period, the titles listed in the table above as contributing significant international revenue in the period represented individually between 3% to 14% of total international revenue and in the aggregate 25% of total international revenue for the period. In the prior year’s period the titles listed above as contributing significant revenue in the prior year’s period represented individually between 6% to 17% of total international revenue and in the aggregate 41% of total international revenue for the period.

Television Revenue

The following table sets forth the components of revenue that make up television revenue for the six-month periods ended September 30, 2006 and 2005:

	Six Months	Six Months
	Ended	Ended
	September 30,	September 30,	Increase (Decrease)
	2006	2005	Amount	Percent
	(Amounts in millions)

Television Revenue
Domestic licensing	$30.5	$73.5	$(43.0)	(58.5)%
International and other	1.6	10.5	(8.9)	(84.8)%
Television movies	0.3	2.5	(2.2)	(88.0)%
Video releases of television production	6.2	1.6	4.6	287.5%
Non-fiction programming	—	0.5	(0.5)	(100.0)%
Other	0.2	—	0.2	100.0%

	$38.8	$88.6	$(49.8)	(56.2)%

The following table sets forth the number of television episodes delivered in the six months ended September 30, 2006 and 2005, respectively:

	Six Months	Six Months
	Ended	Ended
	September 30,	September 30,
	2006	2005

Domestic Licensing
One Hour Series	6	51
Half Hour Series	28	10

	34	61

Television revenue of $38.8 million in this period decreased by $49.8 million, or 56.2%, compared to $88.6 million in the prior year’s period, due primarily to lower domestic licensing revenue where the majority of the current fiscal year’s television productions are anticipated to be delivered in subsequent periods within this fiscal year. Domestic licensing for the current six-month period includes $4.3 million of revenue from the July 3, 2006 acquisition of Debmar. Domestic deliveries of one-hour drama series in this quarter included 5 one-hour episodes of Dirty Dancing Reality TV Series, 1 one-hour episode of Wildfire, 12 half-hour episodes of Weeds Season 2, 13 half-hour episodes of Lovespring and 3 half-hour episodes of I Pity the Fool. In the prior year’s period, domestic deliveries of one-hour drama series included The Cut, Wildfire, Missing and The Dead Zone and of half-hour drama series included Weeds.

The following table sets forth direct operating expenses by segment for the six months ended September 30, 2006 and 2005:

	Six Months Ended			Six Months Ended
	September 30, 2006			September 30, 2005
	Motion			Motion
	Pictures	Television	Total	Pictures	Television	Total
	(Amounts in millions)

Direct operating expenses
Amortization of films and television programs	$55.7	$26.3	$82.0	$54.6	$79.8	$134.4
Participation and residual expense	75.3	5.7	81.0	70.0	0.2	70.2
Amortization of acquired intangible assets	0.5	—	0.5	1.2	—	1.2
Other expenses	—	(0.2)	(0.2)	2.3	0.1	2.4

	$131.5	$31.8	$163.3	$128.1	$80.1	$208.2

Direct operating expenses as a percentage of revenues	37.4%	82.0%	41.8%	40.6%	90.4%	51.6%

Direct operating expenses include amortization, participation and residual expenses and provision for doubtful accounts. Direct operating expenses of the motion picture segment of $131.5 million for this period were 37.4% of motion picture revenue, compared to $128.1 million, or 40.6% of motion picture revenue for the prior year’s period. The decrease in direct operating expense of the motion picture segment in the current period as a percent of revenue is due to the mix of titles generating revenue in the quarter and to lower write downs of investment in film costs due to impairments. Direct operating expenses of the motion pictures segment included charges for write downs of investment in film costs of $1.2 million and $6.3 million in the current period and prior year period respectively due to the lower than anticipated actual performance or previously expected performance of certain titles. Approximately 46% of the prior year write down related to the poor performance of the theatrical release of one title. Direct operating expenses of the television segment of $31.8 million for this period were 82.0% of television revenue, compared to $80.1 million, or 90.4% of television revenue for the prior year’s period. The decrease in direct operating expense of the television segment in the period is due to changes in the mix of titles generating revenues including the successful Weeds Season 2 television series in the current period. Other expenses in the six months ended September 30, 2006 was favorably impacted by a $2.2 million reversal of the provision for doubtful accounts associated with the collection of a portion of accounts receivable previously reserved, this favorable impact was offset in additional charges to bad debt.

The following table sets forth distribution and marketing expenses by segment for the six months ended September 30, 2006 and 2005:

	Six Months Ended			Six Months Ended
	September 30, 2006			September 30, 2005
	Motion			Motion
	Pictures	Television	Total	Pictures	Television	Total
	(Amounts in millions)

Distribution and marketing expenses
Theatrical	$93.2	$0.7	$93.9	$100.5	$0.1	$100.6
Home Entertainment	82.6	1.6	84.2	84.8	0.9	85.7
Television	0.6	1.3	1.9	0.7	0.1	0.8
International	19.4	1.1	20.5	3.2	0.3	3.5
Other	(0.1)	—	(0.1)	0.6	—	0.6

	$195.7	$4.7	$200.4	$189.8	$1.4	$191.2

The majority of distribution and marketing expenses relate to the motion pictures segment. Theatrical P&A in the motion picture segment in this period of $93.2 million decreased $7.3 million, or 7.3%, compared to $100.5 million in the prior year’s period. Theatrical P&A in the motion picture segment in this period included $82.7 million incurred on titles such as Crank, Akeelah and the Bee, The Descent, Employee of the Month and See No Evil domestically. Employee Of The Month was theatrically released subsequent to the end of the quarter on October 6, 2006. Theatrical P&A in the motion picture segment in the prior year’s period included $86.5 million on the release of titles such as Lord of War, Crash, The Devil’s Rejects, High Tension, Undiscovered and Rize. High Tension, Undiscovered and Rize represented $27.5 million of theatrical P&A in the prior year’s period and did not generate significant theatrical revenues.

Video distribution and marketing costs on motion picture and television product in this period of $84.2 million decreased $1.5 million, or 1.8%, compared to $85.7 million in the prior year’s period. Video distribution and marketing costs as a percentage of video revenues was 35.7% and 39.2% in the current period and prior year’s period respectively. The decrease of video distribution and marketing costs as a percent of video revenue is mainly due to lower marketing costs incurred in relation to revenues.

International distribution and marketing expenses in the current period includes $15.4 million of distribution and marketing costs from Lions Gate UK as a result of the acquisition of Redbus. Distribution and marketing expenses of the television segment included $1.2 million from the July 3, 2006 acquisition of Debmar in the current period.

The following table sets forth general and administrative expenses by segment for the six months ended September 30, 2006 and 2005:

	Six Months	Six Months
	Ended	Ended
	September 30,	September 30,	Increase (Decrease)
	2006	2005	Amount	Percent
	(Amounts in millions)
General and Administration Expenses
Motion Pictures	$13.2	$12.4	$0.8	6.5%
Television	1.1	0.2	0.9	450.0%
Corporate	26.7	19.7	7.0	35.5%

	$41.0	$32.3	$8.7	26.9%

The increase in general and administrative expenses is primarily due to corporate general and administration expenses of $26.7 million which increased by $7.0 million or 35.5% compared to $19.7 million in the prior year’s period. The increase in corporate general and administrative expenses is primarily due to an increase in stock based compensation of approximately $3.6 million, an increase in salaries and related expenses, including payroll taxes associated with the exercise of stock options, of approximately $2.1 million, with the remaining increase associated with general overhead and professional fees. Compensation from our restricted share units amounted to $1.4 million and $0.8 million for the six months ended September 30, 2006 and 2005, respectively. In addition, due to the adoption of SFAS No. 123R we recorded additional compensation expense related to our stock options amounting to $0.9 million in the six months ended September 30, 2006 with no comparable expense in the prior period. We also incurred additional costs of $0.5 million recorded in the six months ended September 30, 2006 compared to a benefit of $1.6 million recorded in the six months ended September 30, 2005 related to stock appreciation rights which are revalued each reporting period. In this period, $2.9 million of production overhead was capitalized compared to $2.3 million in the prior year’s period. The increase in general and administrative expenses of the motion pictures segment of $0.8 million or 6.5% is primarily due to general and administrative costs associated with Lions Gate UK. The slight increase in general and administrative expenses of the television segment is primarily due to the July 3, 2006 acquisition of Debmar.

Depreciation of $1.1 million this period increased $0.2 million, or 22.2%, from $0.9 million in the prior year’s period.

Interest expense of $9.6 million this period increased $0.3 million, or 3.2%, from the prior year’s period of $9.3 million.

Interest rate swaps did not meet the criteria of effective hedges and therefore a fair valuation loss of $0.1 million was recorded in the six months ended September 30, 2005. The $100 million interest rate swap the Company had entered into commencing January 2003 ended September 30, 2005. The CDN$20 million interest rate swap a subsidiary of the Company had entered into commencing September 2003 and ending September 2008 was terminated on March 15, 2006 in connection with the repayment of the remaining balances of the mortgages payable on the studio facilities.

Interest and other income of $4.8 million for the six months ended September 30, 2006, compared to $1.9 million in the prior year’s period. Interest and other income this quarter was earned on the cash balance and available-for-sale investments held during the six months ended September 30, 2006 which were higher than in the prior year’s period.

Equity interests of negative $0.4 million in this period includes the equity interest in the loss of Maple Pictures consisting of 10% of the loss of Maple Pictures and the equity interest in the loss of CinemaNow consisting of 18.8% of the loss of CinemaNow. Equity interests of nil in the prior year’s period includes the equity interest in the loss of Maple Pictures consisting of 10% of the losses of Maple Pictures.

The Company had an income tax benefit of $2.2 million or 10.9% of loss before income taxes in the six months ended September 30, 2006, compared to a provision of $0.5 million in the six months ended September 30, 2005. The tax benefit reflected in the current period is primarily attributable to foreign losses benefited to the extent of existing deferred tax liabilities in the local jurisdiction and the receipt of refunds of foreign and state taxes paid in previous years, offset by U.S. federal and state taxes. The Company’s actual annual effective tax rate will differ from the statutory federal rate as a result of several factors, including changes in the valuation allowance against net deferred tax assets, non-temporary differences, foreign income taxed at different rates, state and local income taxes and the utilization of acquired net operating losses.

Income from discontinued operations for the six months ended September 30, 2006 and 2005, respectively, was nil and $0.9 million, or basic earnings per common share from discontinued operations of nil and $0.01, respectively, on 104.7 million and 102.1 million weighted average common shares outstanding, respectively.

Net loss for the six months ended September 30, 2006 was $18.0 million, or basic loss per common share of $0.17 on 104.7 million weighted average shares outstanding. This compares to loss from continuing operations for the six months ended September 30, 2005 of $36.8 million or basic loss per common share from continuing operations of $0.36 on 102.1 million weighted average common shares outstanding.

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

On October 18, 2006, the Company announced its intention to redeem the 4.875% notes on the optional redemption date of December 15, 2006 at 100% of their principal amount, plus accrued and unpaid interest, if any. The noteholders will have the right to elect to convert their notes into the Company’s common shares pursuant to the indenture at any time prior to the close of business on December 14, 2006.

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

Credit Facility.  At September 30, 2006, the Company had a $215 million revolving line of credit, of which $10 million is available for borrowing by the new Redbus subsidiaries in either U.S. dollars or British pounds sterling. At September 30, 2006, the Company had no borrowings (March 31, 2006 — nil) under the credit facility. The credit facility expires December 31, 2008 and bears interest at 2.75% over the “Adjusted LIBOR” or the “Canadian Bankers Acceptance” rate (as defined in the credit facility), or 1.75% over the U.S. or Canadian prime rates. The availability of funds under the credit facility is limited by the borrowing base. Amounts available under the credit facility are also limited by outstanding letters of credit which amounted to $0.3 million at September 30, 2006. At September 30, 2006 there was $214.7 million available under the credit facility. The Company is required to pay a monthly commitment fee of 0.50% per annum on the total credit facility of $215 million less the amount drawn. Right, title and interest in and to all personal property of Lions Gate Entertainment Corp. and Lions Gate Entertainment Inc. is pledged as security for the credit facility. The credit facility is senior to the Company’s film obligations and subordinated notes. The credit facility restricts the Company from paying cash dividends on its common shares.

Filmed Entertainment Backlog.  Backlog represents the amount of future revenue not yet recorded from executed contracts for the licensing of films and television product for television exhibition and in international markets. Backlog at September 30, 2006 and March 31, 2006 is $248.7 million and $143.9 million, respectively.

Cash Flows Provided by Operating Activities.  Cash flows provided by operating activities in the six months ended September 30, 2006 were $10.8 million compared to cash flows provided by operating activities in the six months ended September 30, 2005 of $37.7 million. The cash provided by operating activities for the current period compared to the prior period was unfavorably impacted by lower non-cash amortization of films and television programs in relation to net loss in the current period, payments on accounts payable and accrued liabilities, payment of unpresented bank checks and payments on participation accruals within film obligations. These amounts were partially offset by a lower net loss in the current period as compared to the prior period, and an increase in cash provided from the decrease of accounts receivable, an increase in deferred revenue and an increase in minimum guarantees reflected within film obligations.

Cash Flows Used in Investing Activities.  Cash flows used in investing activities of $7.3 million for the six months ended September 30, 2006 consisted of the net proceeds of $20.3 million of investments available-for-sale, offset by $3.5 million for purchases of property and equipment and $24.1 million for the acquisition of Debmar, net of cash acquired. Cash flows used in investing activities of $92.9 million in the six months ended September 30, 2005 included the acquisition of a net $93.8 million of investments available-for-sale, cash received from the sale of our investment in Christal Distribution of $2.9 million, less $2.2 million for purchases of property and equipment.

Cash Flows Provided by/Used in Financing Activities.  Cash flows provided by financing activities of $2.4 million in the six months ended September 30, 2006 consisted of cash received from the issuance of common shares. Cash flows used in financing activities of $6.8 million in the six months ended September 30, 2005 were primarily for repayment of a promissory note and mortgages payable.

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

Our current financing strategy is to fund operations and to leverage investment in films and television programs through our cash flow from operations, our credit facility, single-purpose production financing, government incentive programs, film funds, and distribution commitments. In addition, we may acquire businesses or assets, including individual films or libraries, that are complementary to our business. Any such transaction could be financed through our cash flow from operations, credit facilities, equity or debt financing.

Future commitments under contractual obligations as of September 30, 2006 are as follows:

	Year Ended March 31,
	2007	2008	2009	2010	2011	Thereafter	Total
	(Amounts in thousands)

Film obligations — Minimum guarantees initially incurred for a term of more than one year	$762	$67,384	$12,985	$—	$29,975	$14,988	$126,094
Subordinated notes(1)	60,000	—	—	—	—	325,000	385,000
Operating leases and other material contractual obligations	2,132	4,218	5,719	4,012	4,118	2,551	22,750
Employment and consulting contracts	9,683	13,139	4,605	2,373	2,000	512	32,312
Purchase obligations(2)	33,334	21,306	3,000	2,900	2,900	—	63,440
Distribution and marketing commitments	1,794	60,880	—	—	—	—	62,674
Interest payments on Subordinated notes	12,822	10,750	10,750	10,750	10,750	146,094	201,916

	$120,527	$177,677	$37,059	$20,035	$49,743	$489,145	$894,186

(1)	On October 18, 2006, the Company announced its intention to redeem the 4.875% Notes on the optional redemption date of December 15, 2006 at 100% of their principle amount, plus accrued and unpaid interest, if any.

(2)	Purchase obligations relate to the purchase of film rights for future delivery, future film production and development obligations. Amounts due during the six months ending March 31, 2007 are expected to be paid through cash generated from operations or from the available borrowing capacity from our revolving credit facility. Includes future interest payments on film obligations and film production loans.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

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

Currency Rate Risk.  We incur certain operating and production costs in foreign currencies and are subject to market risks resulting from fluctuations in foreign currency exchange rates. Our principal currency exposure is between Canadian and U.S. dollars. The Company enters into forward foreign exchange contracts to hedge foreign currency exposures on future production expenses denominated in Canadian dollars. As of September 30, 2006, we had outstanding contracts to sell US$6.0 million in exchange for CDN$6.6 million over a period of five weeks at a weighted average exchange rate of CDN$1.1044. Changes in the fair value representing an unrealized fair value loss on foreign exchange contracts outstanding during the three and six months ended September 30, 2006 amounted to less than $0.1 million and less than $0.1 million, respectively, and are included in accumulated other comprehensive loss, a separate component of shareholders’ equity. During the three and six months ended September 30, 2006, we completed foreign exchange contracts denominated in Canadian dollars. The net gains resulting from the completed contracts were $0.1 million and $0.1 million, respectively. These contracts are entered into with a major financial institution as counterparty. We are exposed to credit loss in the event of nonperformance by the counterparty, which is limited to the cost of replacing the contracts, at current market rates. We do not require collateral or other security to support these contracts.

Interest Rate Risk.  Our principal risk with respect to our debt is interest rate risk. We currently have minimal exposure to cash flow risk due to changes in market interest rates related to our outstanding debt and other financing obligations. Our credit facility has a nil balance at September 30, 2006. Other financing obligations subject to variable interest rates include $72.7 million owed to film production entities on delivery of titles.

The table below presents repayments and related weighted average interest rates for our interest-bearing debt and other obligations as of September 30, 2006.

	Year Ended March 31,
	2007	2008	2009	2010	2011	Thereafter	Total
	(Amounts in thousands)

Bank Loans
Variable(1)	$—	$—	$—	$—	$—	$—	$—
Film Obligations — Film productions:
Variable(2)	10,322	62,367	—	—	—	—	72,689
Subordinated notes:
Fixed(3)	60,000	—	—	—	—	—	60,000
Fixed(4)	—	—	—	—	—	150,000	150,000
Fixed(5)	—	—	—	—	—	175,000	175,000

	$70,322	$62,367	$—	$—	$—	$325,000	$457,689

(1)	Revolving credit facility, which expires December 31, 2008. At September 30, 2006, the Company had no borrowings under this facility.

(2)	Amounts owed to film production entities on delivery of titles. The film production entities incurred average variable interest rates at September 30, 2006 of U.S. prime minus 3.89%.

(3)	4.875% Notes with fixed interest rate equal to 4.875%. On October 18, 2006, the Company announced its intention to redeem the 4.875% Notes on the optional redemption date of December 15, 2006 at 100% of their principle amount, plus accrued and unpaid interest, if any.

(4)	2.9375% Notes with fixed interest rate equal to 2.9375%.

(5)	3.625% Notes with fixed interest rate equal to 3.625%.

Item 4.	Controls and Procedures.

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

As of September 30, 2006, the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures were effective as of September 30, 2006.

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

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

None

Item 1A.	Risk Factors.

None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Submission of Matters to a Vote of Security Holders.

On September 12, 2006, the Company held its annual general meeting of shareholders. Below is a summary of the matters voted on at the meeting.

An election of directors was held with the following persons being elected directors:

Name	Votes For	Votes Withheld

Norman Bacal	79,436,740	1,371,729
Michael Burns	79,762,678	1,045,791
Arthur Evrensel	79,435,655	1,372,814
Jon Feltheimer	79,763,551	1,044,918
Morley Koffman	80,654,992	153,477
Harald Ludwig	80,660,367	148,102
Laurie May	79,413,850	1,394,619
G. Scott Paterson	68,823,834	11,984,635
Daryl Simm	80,700,390	108,079
Hardwick Simmons	80,669,126	139,343
Brian Tobin	80,699,258	109,211

Other matters voted upon and approved at the meeting, and the number of votes cast with respect to each matter, were as follows:

	Votes	Votes	Votes
Matter	For	Withheld	Against

Re-appointing Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending March 31, 2007 and authorizing the Company’s Audit Committee to determine the remuneration to be paid to Ernst & Young LLP	80,687,069	40,697	80,703

	Votes	Votes	Votes	Broker
Matter	For	Against	Withheld	Non-Votes

Voting on an increase in the number of common shares reserved for issuance under the Lions Gate Entertainment Corp. 2004 Performance Incentive Plan	50,161,001	10,103,094	133,203	20,411,171

Under applicable law, the proposals before the Company’s shareholders — for the election of each of the nominated directors (Proposal 1), the re-appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm (Proposal 2) and approval of an increase in the number of common shares reserved for issuance under the Lions Gate Entertainment Corp. 2004 Performance Incentive Plan (Proposal 3) — each required the affirmative vote of a majority of the common shares present or represented by proxy. With respect to Proposals 1 and 2, abstentions and broker non-votes were not counted in determining the number of shares necessary for approval. With respect to Proposal 3, broker non-votes and abstentions were given the effect of a vote against the approval of the amendment to increase the shares reserved for issuance.

The Company’s Series B preferred shareholder, Mark Amin, elected himself as a director.

Item 5.	Other Information.

None

Item 6.	Exhibits.

Exhibit
Number		Description of Documents

3	.1(1)	Articles
3	.2(2)	Notice of Articles
3	.3(1)	Vertical Short Form Amalgamation Application
3	.4(1)	Certificate of Amalgamation
10	.1(3)	Right of First Refusal Agreement dated as of August 29, 2006, by and among the Company, Sobini Films and Mark Amin
10.2		Employment Agreement between the Company and Jon Feltheimer, entered into as of September 20, 2006
10.3		Employment Agreement between the Company and Michael Burns, entered into as of September 1, 2006
10.4		Director Compensation Summary
31.1		Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005 as filed on June 29, 2005.

(2)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006 as filed on June 14, 2006.

(3)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on September 5, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIONS GATE ENTERTAINMENT CORP.

By:	/s/ James Keegan

Name:	James Keegan

Title:	Chief Financial Officer

Date: November 9, 2006

3	.1(1)	Articles
3	.2(2)	Notice of Articles
3	.3(1)	Vertical Short Form Amalgamation Application
3	.4(1)	Certificate of Amalgamation
10	.1(3)	Right of First Refusal Agreement dated as of August 29, 2006, by and among the Company, Sobini Films and Mark Amin
10.2		Employment Agreement between the Company and Jon Feltheimer, entered into as of September 20, 2006
10.3		Employment Agreement between the Company and Michael Burns, entered into as of September 1, 2006
10.4		Director Compensation Summary
31.1		Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005 as filed on June 29, 2005.

(2)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006 as filed on June 14, 2006.

(3)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on September 5, 2006.