Form 10-Q
period 2006-12-31
LIONS GATE ENTERTAINMENT CORP /CN/
filed 2007-02-09
CIK 929351

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2006
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

Large accelerated Filer ☑     Accelerated Filer ☐     Non-accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at February 1, 2007

Common Shares, no par value per share	116,755,446 shares

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

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements.

LIONS GATE ENTERTAINMENT CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2006	2006
	(Unaudited)	(Note 1)
	(Amounts in thousands, except share amounts)

ASSETS
Cash and cash equivalents	$39,473	$46,978
Restricted cash	9,970	820
Investments — auction rate securities	206,643	167,081
Investments — equity securities	14,080	14,921
Accounts receivable, net of reserve for video returns and allowances of $71,252 (March 31, 2006 — $73,366) and provision for doubtful accounts of $9,455 (March 31, 2006 — $10,934)	117,040	182,659
Investment in films and television programs	535,452	417,750
Property and equipment	13,319	7,218
Goodwill	197,805	185,117
Other assets	23,869	30,705

	$1,157,651	$1,053,249

LIABILITIES
Accounts payable and accrued liabilities	$168,391	$188,793
Unpresented bank drafts	—	14,772
Participation and residuals	170,710	164,326
Film obligations	194,359	120,661
Subordinated notes	325,000	385,000
Deferred revenue	81,184	30,427

	939,644	903,979

Commitments and contingencies

SHAREHOLDERS’ EQUITY
Common shares, no par value, 500,000,000 shares authorized, 116,750,808 at December 31, 2006 and 104,422,765 at March 31, 2006 shares issued and outstanding	395,444	328,771
Series B preferred shares (10 shares issued and outstanding)	—	—
Restricted share units	—	5,178
Unearned compensation	—	(4,032)
Accumulated deficit	(174,671)	(177,130)
Accumulated other comprehensive loss	(2,766)	(3,517)

	218,007	149,270

	$1,157,651	$1,053,249

See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,
	2006	2005	2006	2005
	(Amounts in thousands, except per share amounts)

Revenues	$254,531	$229,313	$645,156	$633,130

Expenses:
Direct operating	110,921	110,128	274,189	318,352
Distribution and marketing	95,803	99,486	296,194	290,655
General and administration	23,347	12,887	64,307	45,229
Depreciation	824	416	1,949	1,348

Total expenses	230,895	222,917	636,639	655,584

Operating Income (Loss)	23,636	6,396	8,517	(22,454)

Other Expense (Income):
Interest expense	4,601	4,698	14,181	13,954
Interest rate swaps mark-to-market	—	—	—	123
Interest income	(2,906)	(1,046)	(7,753)	(2,962)

Total other expenses	1,695	3,652	6,428	11,115
Income (Loss) Before Equity Interests and Income Taxes	21,941	2,744	2,089	(33,569)
Equity interests	(425)	(44)	(802)	(98)

Income (Loss) Before Income Taxes	21,516	2,700	1,287	(33,667)
Income tax provision (benefit)	1,061	(221)	(1,172)	240

Income (Loss) before discontinued operations	20,455	2,921	2,459	(33,907)
Income from discontinued operations, net of tax of $579 (Note 1)	—	221	—	1,124

Net Income (Loss)	$20,455	$3,142	$2,459	$(32,783)

Basic Per Share Data:
Basic Income (Loss) Per Common Share From Continuing Operations	$0.19	$0.03	$0.02	$(0.33)
Basic Income Per Common Share From Discontinued Operations	—	—	—	0.01

Basic Net Income (Loss) per Common Share	$0.19	$0.03	$0.02	$(0.32)

Diluted Per Share Data:
Diluted Earnings (Loss) Per Common Share From Continuing Operations	$0.17	$0.03	$0.02	$(0.33)
Diluted Earnings Per Common Share From Discontinued Operations	—	—	—	0.01

Diluted Net Income (Loss) per Common Share	$0.17	$0.03	$0.02	$(0.32)

See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

									Accumulated
			Series B		Restricted			Comprehensive	Other
	Common Shares		Preferred Shares		Share	Unearned	Accumulated	Income	Comprehensive
	Number	Amount	Number	Amount	Units	Compensation	Deficit	(Loss)	Loss	Total
	(Amounts in thousands, except share amounts)

Balance at March 31, 2005	101,843,708	$305,662	10	$—	$—	$—	$(183,226)		$(5,297)	$117,139
Exercise of stock options	361,310	1,408								1,408
Issuance of common shares to directors for services	20,408	203								203
Impact of previously modified stock options	—	27								27
Issuance of common shares in connection with acquisition of film assets	399,042	3,775								3,775
Issuance of common shares in connection with acquisition of common shares of Image Entertainment	1,104,004	11,537								11,537
Issuance of common shares in connection with acquisition of Redbus	643,460	5,643								5,643
Issuance of restricted share units					5,694	(5,694)				—
Amortization of restricted share units						1,662				1,662
Vesting of restricted share units	50,833	516			(516)					—
Comprehensive income (loss)
Net income							6,096	$6,096		6,096
Foreign currency translation adjustments								2,223	2,223	2,223
Net unrealized loss on foreign exchange contracts								(356)	(356)	(356)
Unrealized loss on investments — available for sale								(87)	(87)	(87)

Comprehensive income								$7,876

Balance at March 31, 2006	104,422,765	328,771	10	—	5,178	(4,032)	(177,130)		(3,517)	149,270
Reclassification of unearned compensation and restricted share common units upon adoption of SFAS No. 123(R)		1,146			(5,178)	4,032				—
Exercise of stock options	1,097,387	3,280								3,280
Stock based compensation, net of share units withholding tax obligations of $440	99,424	4,117								4,117
Issuance of common shares to directors for services	25,568	238								238
Conversion of 4.875% notes, net of unamortized issuance costs	11,105,664	57,892								57,892
Comprehensive income (loss)
Net income							2,459	$2,459		2,459
Foreign currency translation adjustments								1,791	1,791	1,791
Net unrealized loss on foreign exchange contracts								(200)	(200)	(200)
Unrealized loss on investments — available for sale								(840)	(840)	(840)

Comprehensive income								$3,210		—

Balance at December 31, 2006	116,750,808	$395,444	10	$—	$—	$—	$(174,671)		$(2,766)	$218,007

See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months	Nine Months
	Ended	Ended
	December 31,	December 31,
	2006	2005
	(Amounts in thousands)

Operating Activities:
Net income (loss)	$2,459	$(32,783)
Income from discontinued operations	—	1,124

Income (loss) from continuing operations	2,459	(33,907)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation of property and equipment	1,949	1,348
Amortization of deferred financing costs	2,915	2,814
Amortization of films and television programs	142,982	191,337
Amortization of intangible assets	702	1,760
Non-cash stock-based compensation	4,795	1,403
Interest rate swaps mark-to-market	—	123
Equity interests	802	98
Changes in operating assets and liabilities:
Restricted cash	(9,150)	2,117
Accounts receivable, net	76,829	13,076
Investment in films and television programs	(246,567)	(215,192)
Other assets	5,079	(3,511)
Accounts payable and accrued liabilities	(23,733)	43,083
Unpresented bank drafts	(14,772)	—
Participation and residuals	1,048	39,203
Film obligations	70,134	33,840
Deferred revenue	50,233	(20,467)

Net Cash Flows Provided By Operating Activities — continuing operations	65,705	57,125
Net Cash Flows Provided By Operating Activities — discontinued operations	—	1,808

Net Cash Flows Provided By Operating Activities	65,705	58,933

Investing Activities:
Purchases of investments — auction rate securities	(575,789)	(163,400)
Sales of investments — auction rate securities	536,226	82,500
Purchases of investments — equity securities	—	(3,470)
Funding of joint venture — FEARnet	(5,000)	—
Cash received from sale of investment	—	2,945
Acquisition of Debmar, net of cash acquired	(24,137)	—
Acquisition of Redbus, net of cash acquired	—	(27,122)
Purchases of property and equipment	(7,737)	(4,173)

Net Cash Flows Used In Investing Activities — continuing operations	(76,437)	(112,720)
Net Cash Flows Provided By Investing Activities — discontinued operations	—	114

Net Cash Flows Used In Investing Activities	(76,437)	(112,606)

Financing Activities:
Issuance of common shares	3,280	779
Financing fees	—	(240)
Repayment of subordinated notes	—	(5,000)

Net Cash Flows Provided By (Used In) Financing Activities — continuing operations	3,280	(4,461)
Net Cash Flows Used In Financing Activities — discontinued operations	—	(2,523)

Net Cash Flows Provided By (Used In) Financing Activities	3,280	(6,984)

Net Change In Cash And Cash Equivalents	(7,452)	(60,657)

Foreign Exchange Effects on Cash — continuing operations	(53)	(1,774)
Foreign Exchange Effects on Cash — discontinued operations	—	140

Foreign Exchange Effects on Cash	(53)	(1,634)

Cash and Cash Equivalents — Beginning Of Period	46,978	112,839

Cash and Cash Equivalents — End Of Period	$39,473	$50,548

See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	General

Nature of Operations

Lions Gate Entertainment Corp. (the “Company,” “Lionsgate,” “we,” “us” or “our”) is a diversified independent producer and distributor of motion pictures, television programming, home entertainment, video-on-demand and music content. The Company also acquires distribution rights from a wide variety of studios, production companies and independent producers.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Lionsgate and all of its wholly owned and controlled subsidiaries.

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these unaudited condensed consolidated financial statements. Operating results for the three and nine months ended December 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ended March 31, 2007. The balance sheet at March 31, 2006 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read together with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2006.

Certain amounts presented for fiscal 2006 have been reclassified to conform to the fiscal 2007 presentation.

Sale of Studio Facility and Revised Prior Year Presentation

As a result of the Company’s sale of the studio facilities on March 15, 2006, the Company’s consolidated statements of operations for the three and nine months ended December 31, 2005 have been revised to reflect total revenues of $1.7 million and $4.7 million and total expenses of $1.5 million and $3.6 million of the studio facilities for the three and nine months ended December 31, 2005, respectively, net within the discontinued operations section of the consolidated statements of operations.

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

Recent Accounting Pronouncements

Statement of Financial Accounting Standards No. 123(R).  In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123(R)). SFAS No. 123(R) revises SFAS No. 123 and

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

eliminates the alternative to use the intrinsic method of accounting under APB No. 25. SFAS No. 123(R) requires all public companies accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments, to account for these types of transactions using a fair-value-based method. Effective April 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment,” (SFAS No. 123(R)) using the modified-prospective transition method. Under such transition method, compensation cost recognized in the three and nine months ended December 31, 2006 includes: (a) compensation cost for all stock options granted prior to, but not yet vested as of, April 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted on or after April 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). See note 12 for further discussion of the Company’s stock-based compensation in accordance with SFAS No. 123(R).

FASB Issued Interpretation No. 48.  In July 2006, the FASB issued Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of SFAS No. 109”, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In particular, this interpretation requires uncertain tax positions to be recognized only if they are “more-likely-than-not” to be upheld based on their technical merits. Additionally, the measurement of the tax position will be based on the largest amount that is determined to have greater than a 50% likelihood of realization upon ultimate settlement. Any resulting cumulative effect of applying the provisions of FIN 48 upon adoption would be reported as an adjustment to the beginning balance of retained earnings in the period of adoption. FIN 48 will be effective as of the beginning of fiscal year 2008. We have not yet evaluated the impact of this interpretation on the Company’s consolidated financial statements.

2.	Investments Available-For-Sale

Investments classified as available-for-sale are reported at fair value based on quoted market prices, with unrealized gains and losses excluded from earnings and reported as other comprehensive income or loss (see note 10). The cost of investments sold is determined in accordance with the specific identification method. As of December 31, 2006, the cost, unrealized losses and carrying value of the Company’s available-for-sale investments were as follows:

		Unrealized
		Holding	Carrying
	Cost	Losses	Value
	(Amounts in thousands)

Auction Rate Securities
Auction rate notes	$206,643	$—	$206,643
Equity Securities
Equity securities	15,007	(927)	14,080

	$221,650	$(927)	$220,723

The Company began investing in Auction Rate Securities (“ARS”) during the fiscal year ended March 31, 2006. The ARS carry interest rates or dividend yields that are periodically re-set through auctions, typically every 7, 14, 28, or 35 days. ARS are usually issued with long-term maturities or in perpetuity and are auctioned at par. Thus, the return on the investment between auction dates is determined by the interest rate or dividend yield set through the auctions. Accordingly, dividends and interest earned on auction rate investments are computed as a percentage of the principal amount of the security. Interest and dividend income earned during the three- and nine-month periods ended December 31, 2006 on ARS was $2.1 million and $5.7 million, respectively. There was no interest or dividend income earned on ARS during the three- and nine-month periods ended December 31, 2005. The

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company minimizes its credit risk associated with investments by investing primarily in investment grade, highly liquid securities.

In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and based on our ability to market and sell these instruments, we classify ARS as available-for-sale securities and carry them at fair value.

Equity securities are comprised of the Company’s investment in the common shares of Image Entertainment, Inc. (“Image”), a distributor of DVDs and entertainment programming. During the fiscal year ended March 31, 2006, the Company purchased in the open market 1,150,000 common shares of Image for $3.5 million in cash, representing an average cost per share of $3.02. Also during the fiscal year ended March 31, 2006, the Company completed a negotiated exchange with certain shareholders of Image in which the Company exchanged 1,104,004 of its common shares (at $10.45 per share) in return for 2,883,996 common shares of Image (at $4.00 per share). The cost on an exchanged basis of the additional 2,883,996 common shares of Image is $11.5 million. As of December 31, 2006 and March 31, 2006, the Company held 4,033,996 common shares of Image acquired at an average cost per share of $3.72; the shares held by the Company represent approximately 18.7% of Image’s outstanding common shares as of January 31, 2007. The closing price of Image’s common shares on December 31, 2006 was $3.49 per common share (March 31, 2006 — $3.70 per common share). As a result, the Company had unrealized losses of $0.9 million and $0.1 million on its investment in Image common shares as of December 31, 2006 and March 31, 2006, respectively. The Company has reported the increase in the unrealized loss of $0.8 million as other comprehensive loss in the condensed consolidated statement of shareholders’ equity for the nine months ended December 31, 2006.

3.	Investment in Films and Television Programs

	December 31,	March 31,
	2006	2006
	(Amounts in thousands)

Motion Picture Segment — Theatrical and Non-Theatrical Films
Released, net of accumulated amortization	$161,249	$154,574
Acquired libraries, net of accumulated amortization	94,974	105,144
Completed and not released	27,576	30,444
In progress	99,400	47,487
In development	4,237	3,104
Product inventory	33,558	28,179

	420,994	368,932

Television Segment — Direct-to-Television Programs
Released, net of accumulated amortization	55,516	36,003
In progress	58,505	12,311
In development	437	504

	114,458	48,818

	$535,452	$417,750

Acquired libraries of $95.0 million at December 31, 2006 (March 31, 2006 — $105.1 million) include the Trimark library acquired October 2000, the Artisan library acquired December 2003, the Modern Entertainment, Ltd. (“Modern”) library acquired in August 2005, and the Redbus library acquired in October 2005 (refer to note 8). On August 17, 2005, the Company acquired certain of the film assets and accounts receivable of Modern, a licensor of film rights to DVD distributors, broadcasters and cable networks for total consideration of $7.3 million,

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

comprised of $3.5 million in cash and 399,042 shares of the Company’s common shares valued at $3.8 million. In addition, the Company recorded $0.2 million in direct transaction costs comprised primarily of legal costs incurred in connection with the purchased assets. The allocation of the Modern purchase price to the assets acquired was $5.3 million to investment in films and television programs and $2.2 million to accounts receivable. The Trimark library is amortized over its expected revenue stream for a period of 20 years from the acquisition date. The remaining amortization period on the Trimark library at December 31, 2006 is 13.75 years on unamortized costs of $16.2 million. The Artisan library includes titles released at least three years prior to the date of acquisition and is amortized over its expected revenue stream for a period of 20 years from the date of acquisition. The remaining amortization period on the Artisan library at December 31, 2006 is 17.0 years on unamortized costs of $71.7 million. The Modern library is amortized over its expected revenue stream for a period of 20 years from the acquisition date. The remaining amortization period on the Modern library at December 31, 2006 is 18.5 years on unamortized costs of $4.9 million. The Redbus library includes titles released at least three years prior to the date of acquisition and is amortized over its expected revenue stream for a period of 20 years from the date of acquisition. The remaining amortization period on the Redbus library at December 31, 2006 is 18.75 years on unamortized costs of $2.1 million. The preliminary estimate of the fair value of the individual film and television titles acquired as part of the acquisition of Debmar-Mercury LLC (note 8) were included in released, net of accumulated amortization in the direct-to-television category above.

The Company expects approximately 39.5% of completed films and television programs, net of accumulated amortization, will be amortized during the one-year period ending December 31, 2007. Additionally, the Company expects approximately 80.1% of completed and released films and television programs, net of accumulated amortization and excluding acquired libraries, will be amortized during the three-year period ending December 31, 2009.

4.	Other Assets

	December 31,	March 31,
	2006	2006
	(Amounts in thousands)

Deferred financing costs, net of accumulated amortization	$10,927	$15,626
Prepaid expenses and other	11,986	13,037
Intangible assets, net	956	1,478
Deferred print costs	—	564

	$23,869	$30,705

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

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the three and nine months ended December 31, 2006, a loss of $0.1 million is recorded in equity interests in the consolidated statements of operations. For the three and nine months ended December 31, 2005, a loss of $0.1 million is recorded in equity interests in the consolidated statements of operations. For the three and nine months ended December 31, 2006, the Company received dividends of $0.1 million. No dividends were received for the three and nine months ended December 31, 2005. The investment in Maple Pictures is $1.7 million as of December 31, 2006 (March 31, 2006 — $2.0 million).

CinemaNow:  At March 31, 2006, the Company had a 30% equity interest on an undiluted basis in CinemaNow, Inc. (“CinemaNow”). The investment in CinemaNow was accounted for using the equity method. The investment in CinemaNow was nil at March 31, 2006. In June 2006, the Company purchased $1.0 million Series E Preferred Stock as part of a $20.3 million round of financing secured by CinemaNow. At December 31, 2006, the Company’s equity interest in CinemaNow is 18.8% on a fully diluted basis and 21.1% on an undiluted basis. For the three and nine months ended December 31, 2006, a loss of $0.4 million and $0.7 million, respectively, was recorded in equity interests in the consolidated statements of operations. There was no gain or loss recorded for the three and nine months ended December 31, 2005 in equity interests in the consolidated statements of operations. The investment in CinemaNow is $0.3 million as of December 31, 2006 (March 31, 2006 — nil).

Horror Entertainment, LLC.  On October 10, 2006, the Company purchased 300 membership interests in Horror Entertainment, LLC (“FEARnet”), a multiplatform programming and content service provider of horror genre films operating under the branding of “FEARnet.” In addition, the Company entered into a 5-year license agreement with FEARnet for the US territories and possessions whereby the Company will license content to FEARnet for VOD and broadband exhibition. The Company has agreed not to compete in the area of a channel within the horror genre and the Company cannot license to a horror genre competitor more than 25 titles in any year during the term of the license agreement. The Company made a capital contribution to FEARnet of $5.0 million at the date of acquisition and has committed to a total capital contribution of $13.3 million, which is expected to be fully funded over the next two-year period. Under certain circumstances, if the Company defaults on any of its funding obligations, then the Company could forfeit its equity and its license agreement with FEARnet could be terminated. The Company is accounting for the investment in FEARnet using the equity method because of the Company’s ownership percentage of 33.33%. Due to the timing in availability of financial statements from FEARnet, the Company will record its share of the FEARnet results on a one quarter lag. Accordingly, the Company has not recorded its equity interests in the earnings or losses of FEARnet through December 31, 2006 in the consolidated statements of operations. The investment in FEARnet is $5.0 million as December 31, 2006 (March 31, 2006 — nil).

5.	Bank Loans

At December 31, 2006, the Company had a $215 million revolving line of credit, of which $10 million is available for borrowing by Lions Gate UK in either U.S. dollars or British pounds sterling. At December 31, 2006, the Company had no borrowings (March 31, 2006 — nil) under the credit facility. The credit facility expires December 31, 2008 and bears interest at 2.75% over the “Adjusted LIBOR” or the “Canadian Bankers Acceptance” rate (as defined in the credit facility), or 1.75% over the U.S. or Canadian prime rates. The availability of funds under the credit facility is limited by the borrowing base. Amounts available under the credit facility are also limited by outstanding letters of credit, which amounted to $0.3 million at December 31, 2006. At December 31, 2006 there was $214.7 million available under the credit facility. The Company is required to pay a monthly commitment fee based upon 0.50% per annum on the total credit facility of $215 million less the amount drawn. Right, title and interest in and to all personal property of Lions Gate Entertainment Corp. and Lions Gate Entertainment Inc. is pledged as security for the credit facility. The credit facility is senior to the Company’s film obligations and subordinated notes. The credit facility restricts the Company from paying cash dividends on its common shares.

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Film Obligations and Participation and Residuals

	December 31,	March 31,
	2006	2006
	(Amounts in thousands)

Minimum guarantees	$36,113	$22,865
Minimum guarantees and production obligations initially incurred for a term of more than one year	125,071	76,821
Theatrical marketing	9,908	1,770
Film productions	23,267	19,205

	$194,359	$120,661

Participation and residuals	$170,710	$164,326

The Company expects approximately 63% of accrued participations and residuals will be paid during the one-year period ending December 31, 2007.

7.	Subordinated Notes

3.625% Notes.  In February 2005, Lions Gate Entertainment Inc. sold $175.0 million of 3.625% Convertible Senior Subordinated Notes (the “3.625% Notes”). The Company received $170.2 million of net proceeds after paying placement agents’ fees from the sale of $175.0 million of the 3.625% Notes. The Company also paid $0.6 million of offering expenses incurred in connection with the 3.625% Notes. Interest on the 3.625% Notes is payable semi-annually on March 15 and September 15, commencing on September 15, 2005. After March 15, 2012, interest will be 3.125% per annum on the principal amount of the 3.625% Notes, payable semi-annually on March 15 and September 15 of each year. The 3.625% Notes mature on March 15, 2025. Lions Gate Entertainment Inc. may redeem all or a portion of the 3.625% Notes at its option on or after March 15, 2012 at 100% of their principal amount, together with accrued and unpaid interest through the date of redemption.

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

The 4.875% Notes were convertible, at the option of the holder, at any time before the close of business on or prior to the trading day immediately before the maturity date if the notes had not been previously redeemed or repurchased at a conversion rate of 185.0944 shares per $1,000 principal amount of the 4.875% Notes, subject to adjustment in certain circumstances, which is equal to a conversion price of approximately $5.40 per share. Lions Gate Entertainment Inc. had the option to redeem the 4.875% Notes at its option on or after December 15, 2006 at 100% of their principal amount plus accrued and unpaid interest if the closing price of our common shares had exceeded $9.45 per share for at least 20 trading days within a period of 30 consecutive trading days ending on the trading day before the date of notice of redemption.

Upon conversion of the 4.875% Notes, the Company had the option to deliver, in lieu of common shares, cash or a combination of cash and our common shares.

On December 15, 2006, in response to our optional redemption notice, all of the noteholders of the 4.875% Notes voluntarily elected to convert their notes into the Company’s common shares. A total of $60 million of principal was converted into 11,105,664 common shares at a conversion price of $5.40 per share. In connection with this conversion, the principal amount net of the unamortized portion of the financing costs associated with the original conversion of the 4.875% Notes of approximately $2.1 million was recorded as an increase to common shares. The shares issued pursuant to the conversion were previously reserved for such issuance pursuant to the conversion.

8.	Acquisitions and Divestitures

Acquisition of Debmar-Mercury LLC

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

The Debmar acquisition was accounted for as a purchase, with the results of operations of Debmar consolidated from July 3, 2006. Goodwill of $13.8 million represents the excess of the purchase price over the fair value of the net identifiable tangible and intangible assets acquired. The preliminary allocation of the purchase price to the tangible and intangible assets acquired and liabilities assumed based on their fair values is as follows:

Preliminary
Balance Sheet
(Amounts in
thousands)

Cash and cash equivalents	$603
Accounts receivable, net	10,113
Investment in films and television programs	12,200
Other assets acquired	522
Goodwill	13,849
Other liabilities assumed	(9,547)

Total	$27,740

The allocation above is preliminary until completion and receipt of final appraisals of the net assets acquired. The $13.8 million of goodwill was assigned to the television reporting segment. Pro forma information for the Debmar acquisition is not presented because the assets acquired and the results of operations were not material to the Company’s condensed consolidated balance sheets or consolidated statement of operations, respectively.

Sale of Studio Facilities

On March 15, 2006, the Company sold its studio facility located in Vancouver, British Columbia. The purchase price of $35.3 million (net of commissions) was paid in cash. As a result of the sale of the studio facility, the Company recognized a gain, net of tax, of $4.9 million in the fiscal year ended March 31, 2006. Studio facilities previously comprised the Company’s studio facilities reporting segment.

As a result of the Company’s sale of the studio facilities, the Company’s consolidated financial statements for all previous periods presented have been revised to reflect the studio facilities’ operations, net of tax, as discontinued operations, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized financial information for the discontinued studio facilities operations is as follows (in millions):

	Three Months	Nine Months
	Ended	Ended
	December 31,	December 31,
Statements of Operations Data	2005	2005
	(Unaudited)
	(Amounts in millions)

Revenue	$1.7	$4.7
Total expenses	1.5	3.6

Acquisition of Lions Gate UK, formerly Redbus Group Limited

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

9.	Direct Operating Expenses

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,
	2006	2005	2006	2005
	(Amounts in thousands)

Amortization of films and television programs	$60,984	$56,928	$142,982	$191,337
Participation and residual expense	51,183	48,003	132,205	118,221
Amortization of acquired intangible assets	214	520	702	1,760
Other expenses	(1,460)	4,677	(1,700)	7,034

	$110,921	$110,128	$274,189	$318,352

Other expenses include the provision for doubtful accounts. The negative other expenses for the three and nine months ended December 31, 2006 are due to the reversal of the provision for doubtful accounts associated with the collection of a portion of accounts receivable previously reserved.

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Comprehensive Income (Loss)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,
	2006	2005	2006	2005
	(Amounts in thousands)

Net Income (Loss)	$20,455	$3,142	$2,459	$(32,783)
Add: Foreign currency translation adjustments	111	228	1,791	1,476
Deduct: Net unrealized gain (loss) on foreign exchange contracts	(186)	(286)	(200)	(315)
Add (deduct): Unrealized gain (loss) on investments — available for sale	40	(3,324)	(840)	(1,537)
Add (deduct): Fair value adjustment of common shares to be acquired in exchange agreement with Image Entertainment	—	(440)	—	(440)

Comprehensive Income (loss)	$20,420	$(680)	$3,210	$(33,599)

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Earnings (Loss) Per Share

The Company calculates earnings (loss) per share in accordance with SFAS No. 128, “Earnings Per Share.” Basic earnings (loss) per share is calculated based on the weighted average common shares outstanding for the period. The weighted average number of common shares outstanding during the three and nine months ended December 31, 2006 were 107,583,000 shares and 105,639,000 shares, respectively (2005 — 103,936,000 and 102,724,000 shares, respectively). Basic earnings (loss) per share for the three and nine months ended December 31, 2006 and 2005 are presented below:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,
	2006	2005	2006	2005
	(Amounts in thousands)

Basic Earnings (Loss) Per Share:
Continuing operations:
Numerator:
Income (Loss) before discontinued operations	$20,455	$2,921	$2,459	$(33,907)

Denominator:
Weighted average common shares outstanding	107,583	103,936	105,639	102,724

Basic Income (Loss) Per Common Share From Continuing Operations	$0.19	$0.03	$0.02	$(0.33)

Discontinued operations:
Numerator:
Income from discontinued operations	$—	$221	$—	$1,124

Denominator:
Weighted average common shares outstanding	107,583	103,936	105,639	102,724

Basic Income Per Common Share From Discontinued Operations	$—	$0.00	$—	$0.01

Net Income (Loss) per Common Share	$0.19	$0.03	$0.02	$(0.32)

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Diluted earnings per share includes the dilutive effect, if any, of the share purchase options, the restricted share units, and the conversion of the 4.875% Notes, the 2.9375% Notes, the 3.625% Notes. Diluted income per common share for the three and nine months ended December 31, 2006 and the three months ended December 31, 2005 is presented below:

	Three Months	Nine Months	Three Months
	Ended	Ended	Ended
	December 31,	December 31,	December 31,
	2006	2006	2005
	(Amounts in thousands)

Diluted Earnings Per Share:
Continuing operations
Numerator:
Income before discontinued operations	$20,455	$2,459	$2,921
Add:
Interest on convertible notes, net of tax	3,132	—	—
Amortization of deferred financing costs, net of tax	450	—	—

Proforma Income before discontinued operations	24,037	2,459	2,921
Income from discontinued operations	—	—	221

Proforma Net Income	$24,037	$2,459	$3,142

Denominator:
Weighted average common shares outstanding	107,583	105,639	103,936
Effect of dilutive securities:
Conversion of 4.875% notes, net of unamortized issuance costs	34,349	—	—
Share purchase options	2,346	2,551	2,876
Restricted share units	341	197	413

Adjusted weighted average common shares outstanding	144,619	108,387	107,225

Diluted Income Per Common Share From Continuing Operations	$0.17	$0.02	$0.03

Diluted Income Per Common Share From Discontinued Operations	$—	$—	$0.00

Diluted Net Income per Common Share	$0.17	$0.02	$0.03

Diluted loss per common share for the nine months ended December 31, 2005 was not included above because the dilutive effect of the share purchase options, the restricted share units and convertible notes were anti-dilutive. Additionally, the dilutive effect of the convertible notes are not included in diluted income per common share for the nine months ended December 31, 2006 and three months ended December 31, 2005 as they are anti-dilutive.

12.	Accounting for Stock-Based Compensation

Share-Based Compensation

Adoption of SFAS No. 123(R)

As of December 31, 2006, the Company had two stock option and long-term incentive plans that permit the grant of stock options and other equity awards to certain employees, officers and non-employee directors, which are

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

described more fully below. Prior to April 1, 2006, the Company accounted for stock-based compensation under the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB Opinion No. 25), and related Interpretations, as permitted under SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123). The intrinsic value method requires recognition of compensation expense over the applicable vesting period for the difference between the exercise price of the stock option and the market value of the underlying stock on the date of grant. Since the exercise price of our stock options is equal to the market value of the underlying stock at the date of grant, the Company has not historically recognized compensation costs associated with share based awards, with the exception of stock appreciation rights (“SARs”) and restricted share units discussed below and to a very limited extent the modification of awards previously issued.

Effective April 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment” (SFAS No. 123(R)), using the modified-prospective transition method. Under such transition method, compensation cost recognized in the three and nine months ended December 31, 2006 includes: (a) compensation cost for all stock options granted prior to, but not yet vested as of April 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted on or after April 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated. As a result of adopting SFAS No. 123(R) on April 1, 2006, the Company’s income from operations before income taxes and net income for the three and nine months ended December 31, 2006 are both $0.7 million and $2.4 million, respectively, lower than if the Company had continued to account for share-based compensation under APB Opinion No. 25. The $0.7 million charge for the three months ended December 31, 2006 consisted of the recognition of compensation expense of $0.9 million associated with stock options granted offset by a $0.2 million change in the fair value as compared to the change in the intrinsic value of stock appreciation rights. The $2.4 million charge for the nine months ended December 31, 2006 consisted of the recognition of compensation expense of $1.7 million associated with stock options granted in previous years and $0.7 million attributable to the valuation of stock appreciation rights at fair value rather than intrinsic value as previously required. For the three and nine months ended December 31, 2006, the Company’s basic income per share would have been $0.01 and $0.03 higher, respectively, and diluted income per share would have not changed for the three months ended and would have been $0.03 higher for the nine months if the Company had not adopted SFAS No. 123(R).

SFAS No. 123(R) requires the cash flows resulting from the tax benefits from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. There were no tax benefits realized from the deduction of amounts related to share based payments in the three and nine months ended December 31, 2006 and 2005. Prior to the adoption of SFAS No. 123(R) and upon issuance of the restricted share units pursuant to the agreements, an unamortized compensation expense equivalent to the market value of the shares on the date of grant was charged to stockholders’ equity as unearned compensation and amortized over the applicable vested periods. As a result of adopting SFAS No. 123(R) on April 1, 2006, the Company transferred the remaining unearned compensation balance in its stockholders’ equity to common share capital. Prior to the adoption of SFAS No. 123(R), the Company recorded forfeitures of restricted share units, if any, and any compensation cost previously recognized for unvested restricted share units was reversed in the period of forfeiture. Beginning April 1, 2006, the Company records forfeitures in accordance with SFAS No. 123(R) by estimating the forfeiture rates for share-based awards upfront and recording a true-up adjustment for the actual forfeitures. In the three and nine months ended December 31, 2006, the calculation of forfeitures did not have a material effect on the Company’s results of operations, financial position or cash flows.

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of each option award is estimated on the date of grant using a closed-form option valuation model (Black-Scholes) based on the assumptions noted in the following table. Expected volatilities are based on implied volatilities from traded options on our stock, historical volatility of Lionsgate stock and other factors. The expected term of options granted represents the period of time that options granted are expected to be outstanding. During the nine months ended December 31, 2006, two officers were each granted options to purchase 1.1 million shares of common stock. The following table represents the assumptions used in the Black-Scholes option-pricing model for options granted during the nine months ended December 31, 2006 and 2005:

	Nine Months Ended
	December 31,
	2006	2005

Risk-free interest rate	4.7%	4.0%
Expected option lives (in years)	6	5
Expected volatility for options	31%	33%
Expected dividend yield	None	None

The weighted-average grant-date fair values for options granted during the nine months ended December 31, 2006 and 2005 were $3.92 and $3.61, respectively.

The following table illustrates the effect on net loss and loss per common share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock options issued and modified under the Company’s stock option plans to the three and nine months ended December 31, 2005. For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes option-pricing model and amortized to expense over the options’ vesting periods.

	Three Months	Nine Months
	Ended	Ended
	December 31,	December 31,
	2005	2005
	(Amounts in thousands, except per share data)

Numerator:
Net income (loss), as reported	$3,142	$(32,783)
Add: stock-based compensation expense calculated using intrinsic value method and included in reported net income (loss)	—	27
Deduct: stock-based compensation expense calculated using fair value method	(419)	(1,553)

Net income (loss), pro forma	$2,723	$(34,309)

Denominator:
Weighted average common shares outstanding	103,936	102,724

Income (loss) per share:
Basic and diluted — as reported	$0.03	$(0.33)

Basic and diluted — pro forma	$0.03	$(0.33)

The compensation cost under all of our various stock option and long-term incentive plans during the three and nine months ended December 31, 2006 resulted in compensation expense of $2.9 million and $5.7 million respectively (2005 — reduction in expense of $2.1 and $2.9 million, respectively). There was no income tax benefit recognized in the statement of operations for share-based compensation arrangements for the three and nine months ended December 31, 2006 and 2005.

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Option and Long-Term Incentive Plans

The Company has two stock option and long-term incentive plans that permit the grant of stock options and other equity awards to certain employees, officers and non-employee directors for up to 16.0 million shares of common stock.

The shareholders approved an Employees’ and Directors’ Equity Incentive Plan (the “Plan”) that provides for the issue of up to 8.0 million common shares of the Company to eligible employees, directors and service providers of the Company and its affiliates. On July 25, 2003, the Board of Directors increased the number of shares authorized for stock options from 8.0 million to 9.0 million. Of the 9.0 million common shares allocated for issuance, up to a maximum of 250,000 common shares may be issued as discretionary bonuses in accordance with the terms of a share bonus plan. At December 31, 2006, 69,098 common shares were available for grant under the Plan.

With the approval of the 2004 Performance Incentive Plan (the “2004 Plan”), no new awards were granted under the Plan subsequent to the 2004 Annual General Meeting of Shareholders. Any remaining shares available for additional grant purposes under the Plan may be issued under the 2004 Plan. The 2004 Plan provided for the issue of up to an additional 2.0 million common shares of the Company to eligible employees, directors, officers and other eligible persons through the grant of awards and incentives for high levels of individual performance and improved financial performance of the Company. On September 12, 2006, the Company’s shareholders approved an increase of 5.0 million common shares under the 2004 Plan. The 2004 Plan authorizes stock options, share appreciation rights, restricted shares, share bonuses and other forms of awards granted or denominated in the Company’s common shares. The per share exercise price of an option granted under the 2004 Plan generally may not be less than the fair market value of a common share of the Company on the date of grant. The maximum term of an option granted under the 2004 Plan is ten years from the date of grant. At December 31, 2006, 1,978,158 common shares were available for grant under the 2004 Plan.

A summary of option activity under the various plans as of December 31, 2006, and changes during the nine months then ended is presented below:

			Weighted
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value

Outstanding at April 1, 2006	5,170,104	$4.19
Granted	—	—
Exercised	(123,633)	2.87
Forfeited or expired	(16,841)	8.13

Outstanding at June 30, 2006	5,029,630	$4.21
Granted	2,100,000	9.68
Exercised	(773,755)	2.68
Forfeited or expired	(10,998)	7.16

Outstanding at September 30, 2006	6,344,877	$6.20
Granted	—	—
Exercised	(199,999)	4.25
Forfeited or expired	(7,499)	8.34

Outstanding at December 31, 2006	6,137,379	$6.26	4.32	$27,451,502

Outstanding Options as of December 31, 2006, vested or expected to vest in the future	5,830,510	$6.26	4.11	$26,078,926

Exercisable at December 31, 2006	3,525,378	$3.86	0.77	$24,219,717

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The total intrinsic value of options exercised during the three and nine months ended December 31, 2006 were $1.4 million and $7.4 million, respectively (2005 — $0.3 million and $1.6 million, respectively).

Restricted Share Units.  Effective June 27, 2005 the Company, pursuant to the 2004 Plan, entered into restricted share unit agreements with certain employees and directors. During the three and nine months ended December 31, 2006, the Company awarded 64,875 and 1,329,833 restricted share units, respectively, under these agreements (2005 — 158,125 share units and 518,000 share units, respectively).

A summary of the status of the Company’s restricted share units as of December 31, 2006, and changes during the nine months ended December 31, 2006, is presented below:

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value

Outstanding at April 1, 2006	508,667	$10.18
Granted	352,875	8.96
Vested	(85,766)	10.60
Forfeited	(4,625)	10.44

Outstanding at June 30, 2006	771,151	$9.56
Granted	912,083	9.56
Vested	(27,170)	10.11
Forfeited	(8,859)	9.64

Outstanding at September 30, 2006	1,647,205	$9.56
Granted	64,875	10.41
Vested	(34,545)	10.07
Forfeited	(9,874)	9.08

Outstanding at December 31, 2006	1,667,661	$9.59

The fair values of restricted share units are determined based on the market value of the shares on the date of grant. The weighted-average grant-date fair values of restricted share units granted during the nine months ended December 31, 2006 and 2005 were $9.44 and $10.30, respectively. The total fair value of shares vested during the nine months ended December 31, 2006 and 2005 were $1.5 million and $0.4 million, respectively. Compensation expense recorded for these restricted share units was $1.4 million and $2.8 million during the three and nine months ended December 31, 2006, respectively (2005 — $0.4 million and $1.2 million, respectively). As of December 31, 2006, the total remaining unrecognized compensation cost related to nonvested stock options and restricted share units was $8.4 million and $13.5 million, respectively, which is expected to be recognized over a weighted-average period of 2.6 years and 2.6 years, respectively.

Under the Company’s two stock option and long term incentive plans, the Company withholds shares to satisfy minimum statutory federal, state and local tax withholding obligations arising from the vesting of restricted share units. During the nine months ended December 31, 2006, 48,057 shares were withheld upon the vesting of restricted share units.

The Company becomes entitled to an income tax deduction in an amount equal to the taxable income reported by the holders of the stock options and restricted share units when vesting occurs, the restrictions are released and the shares are issued. Restricted share units are forfeited if the employees terminate prior to vesting.

Stock Appreciation Rights.  On November 13, 2001, the Board of Directors of the Company resolved that 750,000 options, granted to certain officers of the Company to purchase common shares of the Company, be revised as stock appreciation rights (“SARs”) which entitle the holders to receive cash only and not common shares. The

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amount of cash received was to be equal to the amount by which the trading price of common shares on the exercise notice date exceeds the SARs’ price of $5.00 multiplied by the number of options exercised. Any twenty-day average trading price of common shares prior to the exercise notice date had to be $6.00 or above in order for the officers to exercise their SARs. These SARs are not considered part of the Employees’ and Directors’ Equity Incentive Plan. Through March 31, 2006, the Company measured compensation expense as the amount by which the market value of common shares exceeded the SARs’ price. The SARs were fully vested prior to the adoption of SFAS No. 123(R). Effective April 1, 2006, upon the adoption of SFAS No. 123(R), the Company measured compensation expense based on the fair value of the SARs determined by using the Black-Scholes option-pricing model. For the three and nine months ended December 31, 2006, the following assumptions were used in the Black-Scholes option-pricing model: Volatility of 41.8%, Risk Free Rate of 5.0%-5.2%, Expected Term of 0.17-1.25 years, and Dividend of 0%. On August 11, 2006, an officer exercised 375,000 SARs and received $1.6 million in cash. The trading price of common shares at the exercise date was $9.27. The Company recorded nil and a reduction of $0.3 million in stock-based compensation expense for the three and nine months ended December 31, 2006, (2005 — reduction of expense of $0.7 million and $1.3 million, respectively), in the unaudited condensed consolidated statements of operations. The Company has no stock-based compensation accrual at December 31, 2006 related to this award (March 31, 2006 — $1.9 million). On September 20, 2006, another officer’s 375,000 fully vested and outstanding SARs were cancelled in exchange for $2.1 million in cash. The Company recorded nil and $0.1 million in stock-based compensation expense for the three and nine months ended December 31, 2006 (2005 — reduction of expense of $0.7 million and $1.3 million, respectively). During the quarter ended December 31, 2006, the $2.1 million cash consideration was paid to the officer and therefore the Company has no stock-based compensation accrual at December 31, 2006 related to this award (March 31, 2006 — $1.9 million).

On February 2, 2004, an officer of the Company was granted 1,000,000 SARs, which entitle the officer to receive cash only, and not common shares. The amount of cash received will be equal to the amount by which the trading price of common shares on the exercise notice date exceeds the SARs’ price of $5.20 multiplied by the number of SARs exercised. The SARs vested one quarter immediately on the award date and one quarter on each of the first, second and third anniversaries of the award date. These SARs are not considered part of the Employees’ and Directors’ Equity Incentive Plan. Applying FIN No. 28 “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans,” the Company is accruing compensation expense over the service period, which is assumed to be the three-year vesting period, using a graded approach. Through March 31, 2006, the Company measured compensation expense as the amount by which the market value of common shares exceeded the SARs’ price. Effective April 1, 2006, upon the adoption of SFAS No. 123(R), the Company measures compensation expense based on the fair value of the SARs which is determined by using the Black-Scholes option-pricing model. For the three and nine months ended December 31, 2006, the following assumptions were used in the Black-Scholes option-pricing model: Volatility of 37.8%, Risk Free Rate of 4.9%, Expected Term of 2.1 years, and Dividend of 0%. At December 31, 2006, the market price of our common shares was $10.73, the weighted average fair value of the SAR was $6.13, and 992,473 of the SARs had vested. Due to the increase in the market price of its common shares, the Company recorded additional stock-based compensation expense in the amount of $0.6 million and $1.3 million in general and administration expenses in the unaudited condensed consolidated statement of operations for the three and nine months ended December 31, 2006 (2005 — reduction in expense of $1.2 million and $1.6 million, respectively). During the year ended March 31, 2005 the officer exercised 150,000 of the vested SARs and the Company paid $0.9 million. The compensation expense amount in the period is calculated by using the fair value of the SAR, multiplied by the remaining 992,473 SARs assumed to have vested under the graded methodology less the 150,000 SARs exercised less the amount previously recorded. At December 31, 2006, the Company has a stock-based compensation accrual in the amount of $5.2 million (March 31, 2006 — $3.9 million) included in accounts payable and accrued liabilities on the condensed consolidated balance sheets relating to these SARs.

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

Segmented information by business unit is as follows:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,
	2006	2005	2006	2005
	(Amounts in thousands)

Segment revenues
Motion Pictures	$221,592	$203,314	$573,376	$518,579
Television	32,939	25,999	71,780	114,551

	$254,531	$229,313	$645,156	$633,130

Direct operating expenses
Motion Pictures	$81,282	$86,520	$212,784	$214,658
Television	29,639	23,608	61,405	103,694

	$110,921	$110,128	$274,189	$318,352

Distribution and marketing
Motion Pictures	$93,691	$98,897	$289,348	$288,685
Television	2,112	589	6,846	1,970

	$95,803	$99,486	$296,194	$290,655

General and administration
Motion Pictures	$8,493	$6,758	$21,685	$19,178
Television	1,021	243	2,071	468

	$9,514	$7,001	$23,756	$19,646

Segment profit (loss)
Motion Pictures	$38,126	$11,139	$49,559	$(3,942)
Television	167	1,559	1,458	8,419

	$38,293	$12,698	$51,017	$4,477

Acquisition of investment in films and television programs
Motion Pictures	$41,518	$31,952	$141,381	$114,796
Television	40,978	25,829	105,186	100,396

	$82,496	$57,781	$246,567	$215,192

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Purchases of property and equipment amounted to $4.2 million and $7.7 million for the three and nine months ending December 31, 2006, respectively, and $2.0 million and $4.2 million for the three and nine months ending December 31, 2005, respectively, all primarily pertaining to the corporate headquarters.

Segment profit (loss) is defined as segment revenue less segment direct operating, distribution and marketing, and general and administration expenses. The reconciliation of total segment profit (loss) to the Company’s income (loss) before income taxes is as follows:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,
	2006	2005	2006	2005
	(Amounts in thousands)

Company’s total segment profit	$38,293	$12,698	$51,017	$4,477
Less:
Corporate general and administration	(13,833)	(5,886)	(40,551)	(25,583)
Depreciation	(824)	(416)	(1,949)	(1,348)
Interest expense	(4,601)	(4,698)	(14,181)	(13,954)
Interest rate swaps mark-to-market	—	—	—	(123)
Interest income	2,906	1,046	7,753	2,962
Equity interests	(425)	(44)	(802)	(98)

Income (loss) Before Income Taxes	$21,516	$2,700	$1,287	$(33,667)

The following table sets forth significant assets as broken down by segment and other unallocated assets as of December 31, 2006 and March 31, 2006:

	December 31, 2006			March 31, 2006
	Motion			Motion
	Pictures	Television	Total	Pictures	Television	Total
	(Amounts in thousands)

Significant assets by segment
Accounts receivable	$76,221	$40,819	$117,040	$155,318	$27,341	$182,659
Investment in films and television programs	420,994	114,458	535,452	368,932	48,818	417,750
Goodwill	178,685	19,120	197,805	179,847	5,270	185,117

	$675,900	$174,397	$850,297	$704,097	$81,429	$785,526

Other unallocated assets			307,354			267,723

Total assets			$1,157,651			$1,053,249

14.	Commitments & Contingencies

The Company is from time to time involved in various claims, legal proceedings and complaints arising in the ordinary course of business. The Company does not believe that adverse decisions in any such pending or threatened proceedings, or any amount which the Company might be required to pay by reason thereof, would have a material adverse effect on the financial condition or future results of the Company. The Company has provided an accrual for estimated losses under the above matters as of December 31, 2006, in accordance with SFAS No. 5, “Accounting for Contingencies.”

The Company has entered into an agreement to guarantee a production loan limited to $27 million, for the production of a television series produced by a third party. The fair value of this guarantee was not significant due to remote likelihood of default by the third party, and the underlying collateral retained by the Company.

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Consolidating Financial Information

In October 2004, the Company sold $150.0 million of the 2.9375% Notes, through its wholly owned U.S. subsidiary Lions Gate Entertainment Inc. (the “Issuer”). The 2.9375% Notes, by their terms, are fully and unconditionally guaranteed by the Company. On February 4, 2005, the Company filed a registration statement on Form S-3 to register the resale of the 2.9375% Notes and common shares issuable on conversion of the 2.9375% Notes. On March 3, 2005, the registration statement was declared effective by the SEC.

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

The following tables present condensed consolidating financial information as of December 31, 2006 and March 31, 2006 and for the nine months ended December 31, 2006 and 2005 for (1) the Company, on a stand-alone basis, (2) the Issuer, on a stand-alone basis, (3) the non-guarantor subsidiaries of the Company (including the subsidiaries of the Issuer) on a combined basis (collectively, the “Other Subsidiaries”) and (4) the Company on a consolidated basis.

BALANCE SHEET

	As of December 31, 2006
	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated
	(Amounts in thousands)

ASSETS
Cash and cash equivalents	$1,991	$—	$37,482	$—	$39,473
Restricted cash	—	2,196	7,774	—	9,970
Investments — auction rate securities	—	206,643	—	—	206,643
Investments — equity securities	—	14,080	—	—	14,080
Accounts receivable, net	287	434	116,319	—	117,040
Investment in films and television programs	—	6,632	528,820	—	535,452
Property and equipment	—	13,319	—	—	13,319
Goodwill	—	—	197,805	—	197,805
Other assets	38	11,986	11,845	—	23,869
Investment in subsidiaries	276,915	525,233	—	(802,148)	—

	$279,231	$780,523	$900,045	$(802,148)	$1,157,651

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIENCY)
Accounts payable and accrued liabilities	$489	$25,886	$142,016	$—	$168,391
Participation and residuals	—	—	170,710	—	170,710
Film obligations	—	5,000	189,359	—	194,359
Subordinated notes	—	325,000	—	—	325,000
Deferred revenue	—	—	81,184	—	81,184
Intercompany payables (receivables)	(229,250)	365,335	(37,443)	(98,642)	—
Intercompany equity	289,985	93,217	335,089	(718,291)	—
Shareholders’ equity (deficiency)	218,007	(33,915)	19,130	14,785	218,007

	$279,231	$780,523	$900,045	$(802,148)	$1,157,651

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

STATEMENT OF OPERATIONS

	Nine Months Ended December 31, 2006
	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated
	(Amounts in thousands)

Revenues	$—	$12,199	$636,564	$(3,607)	$645,156
EXPENSES:
Direct operating	—	—	274,189	—	274,189
Distribution and marketing	86	539	295,569	—	296,194
General and administration	1,233	39,306	23,768	—	64,307
Depreciation	—	25	1,924	—	1,949

Total expenses	1,319	39,870	595,450	—	636,639

OPERATING INCOME (LOSS)	(1,319)	(27,671)	41,114	(3,607)	8,517

Other Expense (Income):
Interest expense	116	13,897	168	—	14,181
Interest income	(136)	(8,001)	384	—	(7,753)

Total other expenses	(20)	5,896	552	—	6,428

INCOME (LOSS) BEFORE EQUITY INTERESTS AND INCOME TAXES	(1,299)	(33,567)	40,562	(3,607)	2,089
Equity interests	3,485	40,542	(801)	(44,028)	(802)

INCOME (LOSS) BEFORE INCOME TAXES	2,186	6,975	39,761	(47,635)	1,287
Income tax provision (benefit)	(273)	611	(1,510)	—	(1,172)

NET INCOME (LOSS)	$2,459	$6,364	$41,271	$(47,635)	$2,459

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

STATEMENT OF CASH FLOWS

	Nine Months Ended December 31, 2006
	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated
	(Amounts in thousands)

NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(9,328)	$79,248	$(6,275)	$2,060	$65,705

INVESTING ACTIVITIES:
Purchases of investments — auction rate securities	—	(575,789)	—	—	(575,789)
Sales of investments — auction rate securities	—	536,226	—	—	536,226
Acquisition of Redbus, net of cash acquired	—	(45)	—	45	—
Acquisition of Debmar, net of cash acquired	—	(24,740)	603	—	(24,137)
Funding of joint venture — FEARnet	—	(5,000)	—	—	(5,000)
Purchases of property and equipment	—	(5,264)	(2,473)	—	(7,737)

NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	—	(74,612)	(1,870)	45	(76,437)

FINANCING ACTIVITIES:
Issuance of common shares	3,235	—	—	45	3,280

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	3,235	—	—	45	3,280
NET CHANGE IN CASH AND CASH EQUIVALENTS	(6,093)	4,636	(8,145)	2,150	(7,452)

FOREIGN EXCHANGE EFFECT ON CASH	1,365	1,611	(1,155)	(1,874)	(53)
CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	6,370	—	40,446	162	46,978

CASH AND CASH EQUIVALENTS — END OF PERIOD	$1,642	$6,247	$31,146	$438	$39,473

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

BALANCE SHEET

	As of March 31, 2006
	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated
	(Amounts in thousands)

ASSETS
Cash and cash equivalents	$6,541	$—	$40,437	$—	$46,978
Restricted cash	—	—	820	—	820
Investments — auction rate preferreds and municipal bonds	—	167,081	—	—	167,081
Investments — equity securities	—	14,921	—	—	14,921
Accounts receivable, net	299	829	181,531	—	182,659
Investment in films and television programs	—	5,245	412,505	—	417,750
Property and equipment	—	7,131	87	—	7,218
Goodwill	—	—	185,117	—	185,117
Other assets	27	16,377	14,301	—	30,705
Investment in subsidiaries	228,573	312,011	—	(540,584)	—

	$235,440	$523,595	$834,798	$(540,584)	$1,053,249

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIENCY)
Accounts payable and accrued liabilities	$742	$4,087	$183,964	$—	$188,793
Unpresented bank drafts	—	14,772	—	—	14,772
Participation and residuals	—	—	164,326	—	164,326
Film obligations	—	—	120,661	—	120,661
Subordinated notes	—	385,000	—	—	385,000
Deferred revenue	—	—	30,427	—	30,427
Intercompany payables (receivables)	(168,726)	188,859	(5,927)	(14,206)	—
Intercompany equity	254,154	93,217	329,948	(677,319)	—
Shareholders’ equity (deficiency)	149,270	(162,340)	11,399	150,941	149,270

	$235,440	$523,595	$834,798	$(540,584)	$1,053,249

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

STATEMENT OF OPERATIONS

	Nine Months Ended December 31, 2005
	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated
	(Amounts in thousands)

Revenues	$513	$964	$632,098	$(445)	$633,130
EXPENSES:
Direct operating	—	—	318,352	—	318,352
Distribution and marketing	—	275	290,380	—	290,655
General and administration	1,407	24,180	20,087	(445)	45,229
Depreciation	—	71	1,277	—	1,348

Total expenses	1,407	24,526	630,096	(445)	655,584

OPERATING INCOME (LOSS)	(894)	(23,562)	2,002	—	(22,454)

Other Expenses (Income):
Interest expense	1	13,861	92	—	13,954
Interest rate swaps mark-to-market	—	123	—	—	123
Interest income	—	(2,863)	(99)	—	(2,962)

Total other expenses (income), net	1	11,121	(7)	—	11,115

INCOME (LOSS) BEFORE EQUITY INTERESTS AND INCOME TAXES	(895)	(34,683)	2,009	—	(33,569)
Equity interests	(31,863)	(11,584)	(98)	43,447	(98)

INCOME (LOSS) BEFORE INCOME TAXES	(32,758)	(46,267)	1,911	43,447	(33,667)
Income tax provision	25	310	(95)	—	240

NET INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS	(32,783)	(46,577)	2,006	43,447	(33,907)
Income (loss) from discontinued operations, net of tax of $579	—	—	1,124	—	1,124

NET INCOME (LOSS)	$(32,783)	$(46,577)	$3,130	$43,447	$(32,783)

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

STATEMENT OF CASH FLOWS

	Nine Months Ended December 31, 2005
	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated
	(Amounts in thousands)

NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES — CONTINUING OPERATIONS	$2,250	$(15,636)	$70,511	$—	$57,125
NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES — DISCONTINUED OPERATIONS	—	—	1,808	—	1,808

NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	2,250	(15,636)	72,319	—	58,933

INVESTING ACTIVITIES:
Purchases of investments — auction rate preferreds and municipal bonds	—	(163,400)	—	—	(163,400)
Purchases of investments — equity securities	—	(3,470)	—	—	(3,470)
Sales of investments — auction rate preferreds	—	82,500	—	—	82,500
Cash received from sale of investment	—	—	2,945	—	2,945
Acquisition of Redbus, net of cash acquired	—	(27,122)	—	—	(27,122)
Purchases of property and equipment	—	(4,133)	(40)	—	(4,173)

NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES — CONTINUING OPERATIONS	—	(115,625)	2,905	—	(112,720)
NET CASH FLOWS PROVIDED BY INVESTING ACTIVITIES — DISCONTINUED OPERATIONS	—	—	114	—	114

NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	—	(115,625)	3,019	—	(112,606)

FINANCING ACTIVITIES:
Issuance of common shares	779	—	—	—	779
Financing fees	—	(240)	—	—	(240)
Repayment of subordinated notes	—	—	(5,000)	—	(5,000)

NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES — CONTINUING OPERATIONS	779	(240)	(5,000)	—	(4,461)
NET CASH FLOWS USED IN FINANCING ACTIVITIES — DISCONTINUED OPERATIONS	—	—	(2,523)	—	(2,523)

NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	779	(240)	(7,523)	—	(6,984)

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended December 31, 2005
	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated
	(Amounts in thousands)

NET CHANGE IN CASH AND CASH EQUIVALENTS	3,029	(131,501)	67,815	—	(60,657)

FOREIGN EXCHANGE EFFECT ON CASH — CONTINUING OPERATIONS	(3,045)	1,829	(558)	—	(1,774)
FOREIGN EXCHANGE EFFECT ON CASH — DISCONTINUED OPERATIONS	—	—	140	—	140

FOREIGN EXCHANGE EFFECT ON CASH	(3,045)	1,829	(418)	—	(1,634)
CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	943	106,356	5,540	—	112,839

CASH AND CASH EQUIVALENTS — END OF PERIOD	$927	$(23,316)	$72,937	$—	$50,548

16.	Subsequent Events

On February 1, 2007, the Company announced that its wholly-owned subsidiary, Lionsgate Australia Pty Ltd, intends to make a takeover offer for all of the ordinary shares issued in the Australian Securities Exchange listed Magna Pacific (Holdings) Limited, an independent DVD distributor in Australia and New Zealand. The offer price is approximately US$0.25 per share, or a total of approximately US$27,000,000 if all of the outstanding shares are acquired (including shares already owned by the Company).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Lions Gate Entertainment Corp.  (“Lionsgate,” the “Company,” “we,” “us” or “our”) is a diversified independent producer and distributor of motion pictures, television programming, home entertainment, family entertainment, video-on-demand and music content. We release approximately 15 to 18 motion pictures theatrically per year. Our theatrical releases include films we produce in-house and films we acquire from third parties. We also have produced approximately 97 hours of television programming on average each of the last three years. Our disciplined approach to production, acquisition and distribution is designed to maximize our profit by balancing our financial risks against the probability of commercial success of each project. We currently distribute our library of more than 10,000 motion picture titles and television episodes and programs directly to retailers, video rental stores, and pay and free television channels in the U.S., UK and Ireland and indirectly to other international markets through third parties. We own a minority interest in CinemaNow, Inc. (“CinemaNow”), an internet video-on-demand provider. We also own a minority interest in Maple Pictures Corp. (“Maple Pictures”), a Canadian film and television distributor based in Toronto, Canada. We have distribution agreements with Maple Pictures through which we distribute our library and other titles in Canada.

Our revenues are derived from the following business segments:

•	Motion Pictures, which includes Theatrical, Home Entertainment, Television and International Distribution. Theatrical revenues are derived from the theatrical release of motion pictures in the United States which are distributed to theatrical exhibitors on a picture by picture basis. The financial terms that we negotiate with our theatrical exhibitors generally provide that we receive a percentage of the box office results and are negotiated on a picture by picture basis. Home entertainment revenues are derived primarily from the sale of video and DVD releases of our own productions and acquired films, including theatrical releases and direct-to-video releases, to retail stores. In addition, we have revenue sharing arrangements with certain rental stores which generally provide that in exchange for a nominal or no upfront sales price we share in the rental revenues generated by each such store on a title by title basis. Television revenues are primarily derived from the licensing of our productions and acquired films to the domestic cable, free and pay television markets. International revenues include revenues from our UK subsidiary and from the licensing of our productions and acquired films to international markets on a territory-by-territory basis. Our revenues are derived from the United States, Canada and other foreign countries; none of the foreign countries individually comprised greater than 10% of total revenue.

•	Television Productions, which includes the licensing to domestic and international markets of one-hour and half-hour drama series, television movies and mini-series and non-fiction programming and revenues from the sale of television production movies or series in other media including home entertainment.

•	Studio Facilities, which included Lions Gate Studios and the leased facility Eagle Creek Studios, and which derived revenue from rental of sound stages, production offices, construction mills, storage facilities and lighting equipment to film and television producers. We sold our studio facilities located in Vancouver, British Columbia on March 15, 2006. Studio facilities previously comprised the Company’s studio facilities reporting segment. Therefore, the Company is not reporting this segment in fiscal 2007. Total revenues and expenses of the Studio Facilities are reported net within discontinued operations in the statements of operations for all periods prior to the sale.

Our primary operating expenses include the following:

•	Direct Operating Expenses, which include amortization of production or acquisition costs, participation and residual expenses and provision for doubtful accounts. Participations costs represent contingent consideration payable based on the performance of the film to parties associated with the film, including producers, writers, directors or actors, etc. Residuals represent amounts payable to various unions or “guilds” such as the Screen Actors Guild, Directors Guild of America, Writers Guild of America, based on the performance of the film in certain ancillary markets or based on the individual’s (i.e. actor, director, writer) salary level in the television market.

•	Distribution and Marketing Expenses, which primarily include the costs of theatrical “prints and advertising” and of video and DVD duplication and marketing. Theatrical print and advertising represent the costs of the theatrical prints delivered to theatrical exhibitors and advertising includes the advertising and marketing cost associated with the theatrical release of the picture. Video and DVD duplication represent the cost of the video and DVD product and the manufacturing costs associated with creating the physical products. Video and DVD marketing costs represent the cost of advertising the product at or near the time of its release or special promotional advertising.

•	General and Administration Expenses, which include salaries and other overhead.

Recent Developments

Horror Entertainment, LLC.  On October 10, 2006, the Company purchased 300 membership interests in Horror Entertainment, LLC (“FEARnet”), a multiplatform programming and content service provider of horror genre films operating under the branding of “FEARnet.” In addition, the Company entered into a 5-year license agreement with FEARnet for the US territories and possessions whereby the Company will license content to FEARnet for VOD and broadband exhibition. The Company has agreed not to compete in the area of a channel within the horror genre and the Company cannot license to a horror genre competitor more than 25 titles in any year during the term of the license agreement. The Company made a capital contribution to FEARnet of $5.0 million at the date of acquisition and has committed to a total capital contribution of $13.3 million, which is expected to be fully funded over the next two-year period. Under certain circumstances, if the Company defaults on any of its funding obligations, then the Company could forfeit its equity and its license agreement with FEARnet could be terminated. The Company is accounting for the investment in FEARnet using the equity method because of the Company’s ownership percentage of 33.33%. Due to the timing in availability of financial statements from FEARnet, the Company will record its share of the FEARnet results on a one quarter lag. Accordingly, the Company has not recorded its equity interests in the earnings or losses of FEARnet through December 31, 2006 in the consolidated statements of operations. The investment in FEARnet is $5.0 million as December 31, 2006 (March 31, 2006 — nil).

4.875% Notes Conversion.  On December 15, 2006, in response to our optional redemption notice, all of the noteholders of the 4.875% Notes voluntarily elected to convert their notes into the Company’s common shares. A total of $60 million of principal was converted into 11,105,664 common shares at a conversion price of $5.40 per share. In connection with this conversion, the principal amount net of the unamortized portion of the financing costs associated with the original conversion of the 4.875% Notes of approximately $2.1 million was recorded as an increase to common shares. The shares issued pursuant to the conversion were previously reserved for such issuance pursuant to the conversion.

Debmar.  On July 3, 2006, the Company acquired all of the capital stock of Debmar-Mercury LLC (“Debmar”), an independent distributor of film and television packages. Consideration for the Debmar acquisition was $27.5 million, comprised of a combination of $24.5 million in cash paid on July 3, 2006 and up to $3.0 million in common shares of the Company to be issued on January 1, 2008 if there are no breaches requiring indemnification by the seller of certain representations and warranties made by the seller. An additional $0.2 million has been incurred in acquisition costs. The $3.0 million of shares to be issued has been recorded as part of the purchase consideration and reflected as a liability. If no incremental liabilities become known by January 1, 2008 then the shares will be issued and the $3.0 million will be reclassified to equity. The purchase price may be adjusted for the payment of additional consideration contingent on the financial performance of Debmar for the five-year period ending June 30, 2011. The Debmar acquisition provides the Company with the rights to distribute certain television properties, such as the television series South Park, and provides the Company with an experienced management team to further enhance its capacity to syndicate its own and others television programming and feature film packages.

Image.  During the year ended March 31, 2006, the Company purchased in the open market 1,150,000 common shares of Image for $3.5 million in cash, representing an average cost per share of $3.02. Also during the year ended March 31, 2006, the Company completed a negotiated exchange with certain shareholders of Image in which the Company exchanged 1,104,004 of its common shares (at $10.45 per share) in return for 2,883,996 common shares of Image (at $4.00 per share). The cost on an exchanged basis of the additional 2,883,996 common shares of Image is $11.5 million. As of December 31, 2006 and March 31, 2006, the Company held 4,033,996 common shares of Image acquired at an average cost per share of $3.72; the shares held by the Company represent approximately 18.7% of Image’s outstanding common shares as of January 31, 2007. The closing price of Image’s common shares on December 31, 2006 was $3.49 per common share (March 31, 2006 — $3.70 per common share). As a result, the Company had unrealized losses of $0.9 million and $0.1 million on its investment in Image common shares as of December 31, 2006 and March 31, 2006, respectively. The Company has reported the increase in the unrealized loss of $0.8 million as other comprehensive loss in the consolidated statement of shareholder’s equity for the nine months ended December 31, 2006.

CinemaNow.  At March 31, 2006, the Company had a 30% equity interest on an undiluted basis in CinemaNow, Inc. (“CinemaNow”). The investment in CinemaNow is accounted for using the equity method. The investment in CinemaNow on our consolidated balance sheet was nil at March 31, 2006. In June 2006, the Company purchased $1.0 million Series E Preferred Stock as part of a $20.3 million round of financing secured by CinemaNow. At December 31, 2006, the Company’s equity interest in CinemaNow is 18.8% on a fully diluted basis and 21.1% on an undiluted basis. The investment in CinemaNow on our consolidated balance sheet was $0.3 million as of December 31, 2006.

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

Management regularly reviews and revises when necessary its ultimate revenue and cost estimates, which may result in a change in the rate of amortization of film costs and participations and residuals and/or write-down of all or a portion of the unamortized costs of the film or television program to its estimated fair value. Management estimates the ultimate revenue based on experience with similar titles or title genre, the general public appeal of the cast, actual performance (when available) at the box office or in markets currently being exploited, and other factors such as the quality and acceptance of motion pictures or programs that our competitors release into the marketplace at or near the same time, critical reviews, general economic conditions and other tangible and intangible factors, many of which we do not control and which may change. In the normal course of our business, some films and titles are more successful than anticipated and some are less successful. Accordingly, we update our estimates of ultimate revenue and participation costs based upon the actual results achieved or new information as to anticipated revenue performance such as (for home video revenues) initial orders and demand from retail stores when it becomes available. An increase in the ultimate revenue will generally result in a lower amortization rate while a decrease in the ultimate revenue will generally result in a higher amortization rate and periodically results in an impairment requiring a write down of the film cost to the title’s fair value. These write downs are included in amortization expense within direct operating expenses in our consolidated statements of operations.

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

Income Taxes.  The Company is subject to federal and state income taxes in the United States, and in several foreign jurisdictions in which we operate. We account for income taxes according to SFAS No. 109, “Accounting for Income Taxes” (SFAS No. 109). SFAS No. 109 requires the recognition of deferred tax assets, net of applicable reserves, related to net operating loss carryforwards and certain temporary differences. The standard requires recognition of a future tax benefit to the extent that realization of such benefit is more likely than not or a valuation allowance is applied. Because of our historical operating losses, we have provided a valuation allowance against our net deferred tax assets. When we have a history of profitable operations sufficient to demonstrate that it is more likely than not that our deferred tax assets will be realized, the valuation allowance will be reversed. However, this assessment of our planned use of our deferred tax assets is an estimate which could change in the future depending upon the generation of taxable income in amounts sufficient to realize our deferred tax assets.

Goodwill.  On April 1, 2001, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” Goodwill is reviewed annually for impairment within each fiscal year or between the annual tests if an event occurs or circumstances change that indicate it is more likely than not that the fair value of a reporting unit is less than its carrying value. The Company performs its annual impairment test as of December 31 in each fiscal year. The Company performed its annual impairment test on its goodwill as of December 31, 2005. No goodwill impairment was identified in any of the Company’s reporting units. Determining the fair value of reporting units requires various assumptions and estimates. The estimates of fair value include consideration of the future projected operating results and cash flows of the reporting unit. Such projections could be different than actual results. Should actual results be significantly less than estimates, the value of our goodwill could be impaired in the future.

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

Recent Accounting Pronouncements

Statement of Financial Accounting Standards No. 123(R).  In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123(R)). SFAS No. 123(R) revises SFAS No. 123 and eliminates the alternative to use the intrinsic method of accounting under APB No. 25. SFAS No. 123(R) requires all public companies accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or (c) that may be settled by the issuance of such equity instruments, to account for these types of transactions using a fair-value-based method. Effective April 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment” (SFAS No. 123(R)), using the modified-prospective transition method. Under such transition method, compensation cost recognized in the three and nine months ended December 31, 2006 includes: (a) compensation cost for all stock options granted prior to, but not yet vested as of April 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted on or after April 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). See note 12 for further discussion of the Company’s stock-based compensation in accordance with SFAS No. 123(R).

FASB Issued Interpretation No. 48.  In July 2006, the FASB issued Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of SFAS No. 109”, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In particular, this interpretation requires uncertain tax positions to be recognized only if they are “more-likely-than-not” to be upheld based on their technical merits. Additionally, the measurement of the tax position will be based on the largest amount that is determined to have greater than a 50% likelihood of realization upon ultimate settlement. Any resulting cumulative effect of applying the provisions of FIN 48 upon adoption would be reported as an adjustment to the beginning balance of retained earnings in the period of adoption. FIN 48 will be effective beginning fiscal 2007. We have not yet evaluated the impact of this interpretation on the Company’s consolidated financial statements.

Results of Operations

Three Months Ended December 31, 2006 Compared to Three Months Ended December 31, 2005

Consolidated revenues this quarter of $254.5 million increased $25.2 million, or 11.0%, compared to $229.3 million in the prior year’s quarter. Motion pictures revenue of $221.6 million this quarter increased $18.3 million, or 9.0%, compared to $203.3 million in the prior year’s quarter. Television revenues of $32.9 million this quarter increased $6.9 million, or 26.5%, compared to $26.0 million in the prior year’s quarter.

Motion Pictures Revenue

The increase in motion pictures revenue this quarter was mainly attributable to increases in television and international revenue, offset by decreases in video and theatrical revenue. The following table sets forth the components of revenue for the motion pictures reporting segment for the three-month periods ended December 31, 2006 and 2005:

	Three Months	Three Months
	Ended	Ended
	December 31,	December 31,	Increase (Decrease)
	2006	2005	Amount	Percent
	(Amounts in millions)

Motion Pictures
Theatrical	$46.0	$49.9	$(3.9)	(7.8)%
Video	113.6	115.9	(2.3)	(2.0)%
Television	31.2	20.2	11.0	54.5%
International	27.6	14.5	13.1	90.3%
Other	3.2	2.8	0.4	14.3%

	$221.6	$203.3	$18.3	9.0%

The following table sets forth the titles contributing significant motion pictures revenue for the three-month periods ended December 31, 2006 and 2005:

Three Months Ended December 31,
2006		2005
	Theatrical and Video		Theatrical and Video
Title	Release Date	Title	Release Date

Theatrical:		Theatrical:
Employee of the Month	October 2006	In The Mix	November 2005
Saw 3	October 2006	Saw 2	October 2005
		Waiting	October 2005

Video:		Video:
Akeelah and the Bee	August 2006	Barbie and the Magic of Pegasus	September 2005
An American Haunting	October 2006	Care Bears Big Wish	October 2005
Reservoir Dogs — Special	October 2006	Crash	September 2005
Saw 2	February 2006	High Tension	October 2005
See No Evil	November 2006	It’s a Wonderful Life	Promotional Release
The Descent	December 2006	Saw	February 2005
		The Devil’s Rejects	November 2005

Television: Hostel Madea’s Family Reunion The Punisher	Television: Beyond the Sea Diary of a Mad Black Woman Saw

International: Crank Saw 2 Saw 3 The Lost City	International: Happy Endings Saw 2

Theatrical revenue of $46.0 million decreased $3.9 million or 7.8% in this quarter as compared to the prior year’s quarter due to the performance during the quarter of the theatrical releases listed in the above table. In this quarter, the titles listed in the above table as contributing significant theatrical revenue in the current quarter represented approximately 98% of total theatrical revenue. In the prior year’s quarter, the titles listed in the above table as contributing significant theatrical revenue in the prior year’s quarter represented approximately 96% of total theatrical revenue.

Video revenue of $113.6 million decreased $2.3 million or 2.0% in this quarter as compared to the prior year’s quarter. The decrease is due to a decrease in revenue contributed by titles that individually make up less than 2% of total video revenue as compared to the prior year’s quarter, which was partially offset by revenue generated from the titles listed in the above table. In the current quarter $65.5 million, or 58%, of total video revenue was contributed by titles that individually make up less than 2% of total video revenue, and in the prior quarter this amounted to $76.1 million or 66% of total video revenue. The titles listed above as contributing significant video revenue in the current quarter represented individually between 2% to 16% of total video revenue and in the aggregate 42% or $48.1 million of total video revenue for the quarter. In the prior year’s quarter, the titles listed above as contributing significant video revenue represented individually between 2% to 13% of total video revenue and in the aggregate 34% or $39.8 million of total video revenue for the quarter.

Television revenue included in motion pictures revenue of $31.2 million in this quarter increased $11.0 million, or 54.5%, compared to the prior year’s quarter. The increase is due to more theatrical titles with television windows opening in the current quarter as compared to the prior year’s quarter. In this quarter, the titles listed above as contributing significant television revenue in the quarter represented individually between 12% to 37% of total television revenue and in the aggregate 77% of total television revenue for the quarter. In the prior year’s quarter the titles listed above as contributing significant television revenue in the prior year’s quarter represented individually between 7% to 44% of total television revenue and in the aggregate 62% of total television revenue for the quarter.

International revenue of $27.6 million increased $13.1 million or 90.3% in this quarter as compared to the prior year’s quarter. Lions Gate UK, established from the acquisition of Redbus in fiscal 2006, contributed $12.0 million, or 43.5% of international revenue, which included revenues from Saw III, Hard Candy and Dirty Dancing: Havana Nights, compared to $1.2 million in the prior year’s quarter or 8.3%. In this quarter, the titles listed in the table above as contributing significant international revenue in the quarter, which does not include revenue generated from Lions Gate UK, represented individually between 6% to 9% of total international revenue and in the aggregate 28% of total international revenue for the quarter. In the prior year’s quarter the titles listed in the table above as contributing significant revenue in the prior year’s quarter represented individually between 16% to 21% of total international revenue and in the aggregate 37% of total international revenue for the quarter.

Television Revenue

The following table sets forth the components of revenue that make up television production revenue for the three-month periods ended December 31, 2006 and 2005:

	Three Months	Three Months
	Ended	Ended
	December 31,	December 31,	Increase (Decrease)
	2006	2005	Amount	Percent
	(Amounts in millions)

Television Production
Domestic series licensing	$15.2	$18.0	$(2.8)	(15.6)%
International and other	2.0	4.2	(2.2)	(52.4)%
Television movies and miniseries	12.8	3.1	9.7	312.9%
Video releases of television production	2.4	0.3	2.1	700.0%
Other	0.5	0.4	0.1	25.0%

	$32.9	$26.0	$6.9	26.5%

The following table sets forth the number of television episodes delivered in the three months ended December 31, 2006 and 2005, respectively:

	Three Months	Three Months
	Ended	Ended
	December 31,	December 31,
	2006	2005

Domestic Series Licensing
One Hour Series	11	17
Half Hour Series	3	—

	14	17

Television revenue of $32.9 million in this quarter increased by $6.9 million, or 26.5%, compared to $26.0 million in the prior year’s quarter, due primarily to higher revenue from television movies and miniseries offset by lower domestic series licensing revenue and lower international and other revenue. Television movies and miniseries revenue increased this quarter mainly due to the delivery of The Lost Room miniseries, as compared to the delivery of Three Wise Guys movie in the prior quarter. Domestic series licensing for the current quarter includes $4.7 million of revenue from the July 3, 2006 acquisition of Debmar. Domestic series deliveries of one-hour drama series in this quarter included 3 hour episodes of Dirty Dancing Reality TV Series, 8 hour episodes of Wildfire Season 3, and 3 half-hour episodes of I Pity the Fool. In the prior year’s quarter, domestic series deliveries of one-hour drama series included Wildfire, Missing and The Dead Zone.

Direct Operating Expenses

The following table sets forth direct operating expenses by segment for the three months ended December 31, 2006 and 2005:

	Three Months Ended			Three Months Ended
	December 31, 2006			December 31, 2005
	Motion			Motion
	Pictures	Television	Total	Pictures	Television	Total
	(Amounts in millions)

Direct operating expenses
Amortization of films and television programs	$35.4	$25.6	$61.0	$33.9	$23.0	$56.9
Participation and residual expense	47.6	3.6	51.2	48.0	—	48.0
Amortization of acquired intangible assets	0.2	—	0.2	0.5	—	0.5
Other expenses	(1.9)	0.4	(1.5)	4.1	0.6	4.7

	$81.3	$29.6	$110.9	$86.5	$23.6	$110.1

Direct operating expenses as a percentage of segment revenues	36.7%	89.9%	43.6%	42.6%	90.8%	48.0%

Direct operating expenses include amortization, participation and residual expenses and other expenses. Direct operating expenses of the motion pictures segment of $81.3 million for this quarter were 36.7% of motion pictures revenue, compared to $86.5 million, or 42.6% of motion pictures revenue for the prior year’s quarter. The decrease in direct operating expense of the motion pictures segment in the quarter as a percent of revenue is due to the change in the mix of titles generating revenue compared to prior year’s quarter and the benefit in other expense in the current quarter, as compared to a $4.1 million charge in other expense for the prior year’s quarter. The benefit in other expense in the current period resulted from the collection of accounts receivable previously reserved and foreign exchange gains of $0.5 million, as compared to a charge in other expense for the prior period primarily related to bad debt expense associated with the bankruptcy of a large retail customer. Direct operating expenses of the motion pictures segment included charges for write downs of investment in film costs of $3.3 million and $2.5 million in the current quarter and prior year quarter, respectively, due to the lower than anticipated actual performance or previously expected performance of certain titles. Direct operating expenses of the television segment of $29.6 million for this quarter were 89.9% of television revenue, compared to $23.6 million, or 90.8% of television revenue for the prior year’s quarter. The increase in direct operating expense of the television segment in the quarter is due to the increase in television production revenue in this quarter compared to prior year’s quarter.

Distribution and Marketing Expenses

The following table sets forth distribution and marketing expenses by segment for the three months ended December 31, 2006 and 2005:

	Three Months Ended			Three Months Ended
	December 31, 2006			December 31, 2005
	Motion			Motion
	Pictures	Television	Total	Pictures	Television	Total
	(Amounts in millions)

Distribution and marketing expenses
Theatrical	$32.7	$—	$32.7	$44.9	$—	$44.9
Home Entertainment	49.3	0.4	49.7	48.0	0.3	48.3
Television	0.2	1.2	1.4	1.0	—	1.0
International	9.9	0.5	10.4	2.1	0.3	2.4
Other	1.6	—	1.6	2.9	—	2.9

	$93.7	$2.1	$95.8	$98.9	$0.6	$99.5

The majority of distribution and marketing expenses relate to the motion pictures segment. Theatrical prints and advertising (“P&A”) in the motion pictures segment in this quarter of $32.7 million decreased $12.2 million, or 27.2%, compared to $44.9 million in the prior year’s quarter. Domestic theatrical P&A from the motion pictures segment in this quarter included P&A incurred on the release of titles such as Employee of the Month and Saw III, which combined accounted for 89% of the total theatrical P&A. Theatrical P&A in the prior year’s quarter included P&A incurred on the release of titles such as Saw II, In the Mix and Waiting, representing approximately 95% of total theatrical P&A.

Video distribution and marketing costs on motion pictures and television product in this quarter of $49.7 million increased $1.4 million, or 2.9%, compared to $48.3 million in the prior year’s quarter. Video distribution and marketing costs as a percentage of video revenues was 43.7% and 41.6% in the current quarter and prior year’s quarter, respectively. This increase is mainly due to the significant releases in the quarter noted in the table above and the timing of the video releases in the current quarter compared to the prior year’s quarter.

International distribution and marketing expenses in this quarter includes $7.2 million of distribution and marketing costs from Lions Gate UK as a result of the acquisition of Redbus, compared to $0.7 million in the prior year’s quarter. Distribution and marketing expenses of the television segment includes $1.1 million from the July 3, 2006 acquisition of Debmar in the current quarter.

General and Administrative Expenses

The following table sets forth general and administrative expenses by segment for the three months ended December 31, 2006 and 2005:

	Three Months	Three Months
	Ended	Ended
	December 31,	December 31,	Increase (Decrease)
	2006	2005	Amount	Percent
	(Amounts in millions)

General and Administrative Expenses
Motion Pictures	$8.5	$6.8	$1.7	25.0%
Television	1.0	0.2	0.8	400.0%
Corporate	13.8	5.9	7.9	133.9%

	$23.3	$12.9	$10.4	80.6%

The increase in general and administrative expenses is primarily due to corporate general and administration expenses of $13.8 million which increased by $7.9 million or 133.9% compared to $5.9 million in the prior year’s quarter. The increase in corporate general and administrative expenses is primarily due to an increase in stock based compensation of approximately $4.8 million, an increase in salaries and related expenses of approximately $2.5 million, and an increase in professional fees of $1.6, offset by a decrease in other general overhead costs. Compensation from our restricted share units amounted to $1.2 million and $0.4 million for the three months ended December 31, 2006 and 2005, respectively. In addition, due to the adoption of SFAS No. 123(R) we recorded additional compensation expense related to our stock options amounting to $0.9 million in the three months ended December 31, 2006 with no comparable expense in the prior quarter. We incurred additional costs of $0.6 million recorded in the three months ended December 31, 2006 compared to a benefit of $2.6 million recorded in the three months ended December 31, 2005 related to stock appreciation rights which are revalued each reporting period. In this quarter, $1.3 million of production overhead was capitalized compared to $1.2 million in the prior year’s quarter. The increase in general and administrative expenses of the motion pictures segment of $1.7 million or 25.0% is primarily due to general and administrative costs associated with Lions Gate UK. The increase in general and administrative expenses of the television segment is primarily due to the July 3, 2006 acquisition of Debmar.

Depreciation and Other Expenses (Income)

Depreciation of $0.8 million this quarter increased $0.4 million, or 100% from $0.4 million in the prior year’s quarter.

Interest expense of $4.6 million this quarter decreased $0.1 million, or 2.1%, from prior year’s quarter of $4.7 million.

Interest and other income of $2.9 million for the quarter ended December 31, 2006, compared to $1.0 million in the prior year’s quarter. Interest and other income this quarter was earned on the cash balance and available-for-sale investments held during the three months ended December 31, 2006 which were higher than in the prior year’s quarter.

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

The Company had an income tax provision of $1.1 million or 4.9% of income before income taxes in the three months ended December 31, 2006, compared to a benefit of $0.2 million in the three months ended December 31, 2005. The tax provision reflected in the current quarter is attributable to non-cash federal deferred income tax expense associated with the use of certain pre-acquisition net operating loss carry-forwards, and state income taxes. The Company’s actual annual effective tax rate will differ from the statutory federal rate as a result of several factors, including changes in the valuation allowance against net deferred tax assets, non-temporary differences, foreign income taxed at different rates, state and local income taxes and the utilization of acquired net operating losses.

Income before discontinued operations for the three months ended December 31, 2006 and 2005, respectively, was $20.5 million and $2.9 million, or basic earnings per common share from continuing operations of $0.19 and $0.03, respectively, on 107.6 million and 103.9 million weighted average common shares outstanding, respectively. Diluted earnings per common share from continuing operations for the three months ended December 31, 2006 and 2005, respectively, was $0.17 and $0.03 on 144.6 million and 107.2 million adjusted weighted average common shares outstanding, respectively.

Income from discontinued operations for the three months ended December 31, 2006 and 2005, respectively, was nil and $0.2 million, or basic earnings per common share from discontinued operations of nil and nil, respectively, on 107.6 million and 103.9 million weighted average common shares outstanding, respectively. Diluted earnings per common share from discontinued operations for the three months ended December 31, 2005 was nil on 107.2 million adjusted weighted average common shares outstanding.

Net income for the three months ended December 31, 2006 was $20.5 million, or basic net income per common share of $0.19 on 107.6 million weighted average shares outstanding. This compares to net income for the three months ended December 31, 2005 of $3.1 million or basic net income per common share from continuing operations of $0.03 on 103.9 million weighted average common shares outstanding. Diluted net income per common share for the three months ended December 31, 2006 and 2005, respectively, was $0.17 and $0.03 on 144.6 million and 107.2 million adjusted weighted average common shares outstanding, respectively.

Nine Months Ended December 31, 2006 Compared to Nine Months Ended December 31, 2005

Consolidated revenues for the nine months ended December 31, 2006 of $645.2 million increased $12.1 million, or 1.9%, compared to $633.1 million for the nine months ended December 31, 2005. Motion pictures revenue of $573.4 million for the current nine-month period increased $54.8 million, or 10.6%, compared to $518.6 million in the prior year’s nine-month period. Television revenue of $71.8 million in the current nine-month period decreased $42.7 million or 37.3% compared to $114.5 million in the prior nine-month period.

Motion Pictures Revenue

The increase in motion pictures revenue this period was primarily due to the theatrical and video performance of theatrical releases during this period. The following table sets forth the components of revenue for the motion pictures reporting segment for the nine-month periods ended December 31, 2006 and 2005:

	Nine Months	Nine Months
	Ended	Ended
	December 31,	December 31,	Increase (Decrease)
	2006	2005	Amount	Percent
	(Amounts in millions)

Motion Pictures
Theatrical	$85.0	$91.0	$(6.0)	(6.6)%
Video	343.4	333.2	10.2	3.1%
Television	79.4	54.9	24.5	44.6%
International	60.3	34.4	25.9	75.3%
Other	5.3	5.1	0.2	3.9%

	$573.4	$518.6	$54.8	10.6%

The following table sets forth the titles contributing significant motion pictures revenue for the nine-month periods ended December 31, 2006 and 2005:

Nine Months Ended December 31,
2006		2005
	Theatrical and Video		Theatrical and Video
Title	Release Date	Title	Release Date

Theatrical:		Theatrical:
Akeelah and the Bee	April 2006	Crash	May 2005
Crank	September 2006	Lord of War	September 2005
Employee of the Month	October 2006	Saw 2	October 2005
Saw 3	October 2006	The Devil’s Rejects	July 2005
See No Evil	May 2006	Waiting	October 2005
The Descent	August 2006

Video:		Video:
Akeelah and the Bee	August 2006	Alone in the Dark	May 2005
An American Haunting	October 2006	Barbie and the Magic of Pegasus	September 2005
Crash	September 2005	Beyond the Sea	June 2005
Lord of War	January 2006	Crash	September 2005
Madea Goes to Jail	June 2006	Diary of a Mad Black Woman	June 2005
Madea’s Family Reunion — Feature	June 2006	Saw	February 2005
Saw 2	February 2006	The Devil’s Rejects	November 2005
See No Evil	November 2006
The Descent	December 2006
Waiting	February 2006
Why Did I Get Married	June 2006

Television: Hostel Lord of War Madea’s Family Reunion Saw 2 The Devil’s Rejects The Punisher Waiting	Television: Diary of a Mad Black Woman Open Water Saw The Cookout The Punisher
International: Crank Hard Candy Saw 2 Saw 3 The Lost City	International: Dirty Dancing: Havana Nights Happy Endings Hotel Rwanda Saw Saw 2 The Devil’s Rejects

Theatrical revenue of $85.0 million decreased $6.0 million or 6.6% in this period as compared to the prior year’s period due to the performance during the period of the theatrical releases listed in the above table. In this period, the titles listed in the above table as contributing significant theatrical revenue in the period represented individually between 7% to 39% of total theatrical revenue and in the aggregate 93% of total theatrical revenue. In the prior year’s period, the titles listed in the above table as contributing significant theatrical revenue in the prior year’s period represented individually between 7% to 41% of total theatrical revenue and in the aggregate 88% of total theatrical revenue.

Video revenue of $343.4 million increased $10.2 million or 3.1% in this period as compared to the prior year’s period. The increase is driven by the revenue generated from the titles in the above table offset by a decrease in revenue from titles that individually contribute less than 2% of revenue. In this period, the titles listed above as contributing significant video revenue in the period represented individually between 2% to 10% of total video revenue and in the aggregate 44% or $151.3 million of total video revenue for the period. In the prior year’s period the titles listed above as contributing significant video revenue in the prior year’s period represented individually between 2% to 12% of total video revenue and in the aggregate 39% or $131.3 million of total video revenue for the period. In the current period, $192.1 million or 56% of total video revenue was contributed by titles which make up less than 2% of total video revenue and in the prior period, this amounted to $201.9 million or 61% of total video revenue.

Television revenue included in motion pictures revenue of $79.4 million in this period increased $24.5 million, or 44.6%, compared to the prior year’s period. The increase is due to more successful theatrical titles with television windows opening in the current nine months as compared to the prior nine months. In this period, the titles listed above as contributing significant television revenue in the period represented individually between 5% to 16% of total television revenue and in the aggregate 68% of total television revenue for the period. In the prior year’s period the titles listed above as contributing significant television revenue in the prior year’s period represented individually between 4% to 21% of total television revenue and in the aggregate 64% of total television revenue for the period.

International revenue of $60.3 million increased $25.9 million or 75.3% in this period as compared to the prior year’s period. Lions Gate UK, established from the acquisition of Redbus in fiscal 2006, contributed $24.0 million of international revenue or 39.8%, which included significant revenues from An American Haunting, Dirty Dancing: Havana Nights, Hard Candy, Revolver and Saw III, compared to the prior year’s contribution of $1.2 million or 3.5%. In this period, the titles listed in the table above as contributing significant international revenue in the period represented individually between 3% to 11% of total international revenue and in the aggregate 26% of total international revenue for the period. In the prior year’s period the titles listed above as contributing significant revenue in the prior year’s period represented individually between 7% to 11% of total international revenue and in the aggregate 52% of total international revenue for the period.

Television Revenue

The following table sets forth the components of revenue that make up television revenue for the nine-month periods ended December 31, 2006 and 2005:

	Nine Months	Nine Months
	Ended	Ended
	December 31,	December 31,	Increase (Decrease)
	2006	2005	Amount	Percent
	(Amounts in millions)

Television Production
Domestic series licensing	$47.2	$91.4	$(44.2)	(48.4)%
International and other	3.9	14.7	(10.8)	(73.5)%
Television movies and miniseries	12.9	5.6	7.3	130.4%
Video releases of television production	7.1	1.9	5.2	273.7%
Other	0.7	0.9	(0.2)	(22.2)%

	$71.8	$114.5	$(42.7)	(37.3)%

The following table sets forth the number of television episodes delivered in the nine months ended December 31, 2006 and 2005, respectively:

	Nine Months	Nine Months
	Ended	Ended
	December 31,	December 31,
	2006	2005

Domestic Series Licensing
One Hour Series	17	68
Half Hour Series	31	10

	48	78

Television revenue of $71.8 million in this period decreased by $42.7 million, or 37.3%, compared to $114.5 million in the prior year’s period, due primarily to lower domestic series licensing revenue. Domestic series licensing for the current nine-month period includes $9.0 million of revenue from the July 3, 2006 acquisition of Debmar. Domestic series deliveries of one-hour drama series in this period included 8 one-hour episodes of Dirty Dancing Reality TV Series, 1 one-hour episode of Wildfire Season 2, 8 one-hour episodes of Wildfire Season 3, 12 half-hour episodes of Weeds Season 2, 13 half-hour episodes of Lovespring and 6 half-hour episodes of I Pity the Fool. In the prior year’s period, domestic series deliveries of one-hour drama series included The Cut, Wildfire, Missing and Dead Zone and of the half-hour drama series Weeds. International television production revenue decreased by $11.1 million mainly due to decreases in international revenue from Dead Zone and 1-800 Missing in the current period as compared to the prior year’s period. Television movies and miniseries revenue increased this period mainly due to the delivery of The Lost Room miniseries, as compared to the delivery of Three Wise Guys movie in the prior period.

Direct Operating Expenses

The following table sets forth direct operating expenses by segment for the nine months ended December 31, 2006 and 2005:

	Nine Months Ended			Nine Months Ended
	December 31, 2006			December 31, 2005
	Motion			Motion
	Pictures	Television	Total	Pictures	Television	Total
	(Amounts in millions)

Direct operating expenses
Amortization of films and television programs	$91.1	$51.9	$143.0	$88.6	$102.8	$191.4
Participation and residual expense	122.9	9.3	132.2	118.0	0.2	118.2
Amortization of acquired intangible assets	0.7	—	0.7	1.8	—	1.8
Other expenses	(1.9)	0.2	(1.7)	6.3	0.7	7.0

	$212.8	$61.4	$274.2	$214.7	$103.7	$318.4

Direct operating expenses as a percentage of segment revenues	37.1%	85.6%	42.5%	41.4%	90.5%	50.3%

Direct operating expenses include amortization, participation and residual expenses and other expenses. Direct operating expenses of the motion pictures segment of $212.8 million for this period were 37.1% of motion pictures revenue, compared to $214.7 million, or 41.4% of motion pictures revenue for the prior year’s period. The decrease in direct operating expense of the motion pictures segment in the current period as a percent of revenue is due to the mix of titles generating revenue in the current period, lower write downs of investment in film costs, the benefit in other expense in the current period as compared to an other expense charge of $6.3 million in the prior period. The benefit in other expense in the current period resulted from the collection of accounts receivable previously reserved and foreign exchange gains of $0.9 million, as compared to a charge in other expense for the prior period primarily related to bad debt expense associated with the bankruptcy of a large retail customer. Direct operating expenses of the motion pictures segment included charges for write downs of investment in film costs of $4.6 million and $9.2 million in the current period and prior year period respectively due to the lower than anticipated actual performance or previously expected performance of certain titles. Approximately 32.1% of the prior year write down related to the poor performance of the theatrical release of one title. Direct operating expenses of the television segment of $61.4 million for this period were 85.6% of television revenue, compared to $103.7 million, or 90.5% of television revenue for the prior year’s period. The decrease in direct operating expense of the television segment in the current period is due to changes in the mix of titles generating revenues including the successful Weeds television series.

Distribution and Marketing Expenses

The following table sets forth distribution and marketing expenses by segment for the nine months ended December 31, 2006 and 2005:

	Nine Months Ended			Nine Months Ended
	December 31, 2006			December 31, 2005
	Motion			Motion
	Pictures	Television	Total	Pictures	Television	Total
	(Amounts in millions)

Distribution and marketing expenses
Theatrical	$125.9	$0.7	$126.6	$145.4	$0.1	$145.5
Home Entertainment	131.9	2.0	133.9	132.7	1.3	134.0
Television	0.8	2.5	3.3	1.7	0.1	1.8
International	29.4	1.6	31.0	5.4	0.5	5.9
Other	1.4	—	1.4	3.5	—	3.5

	$289.4	$6.8	$296.2	$288.7	$2.0	$290.7

The majority of distribution and marketing expenses relate to the motion pictures segment. Theatrical P&A in the motion pictures segment in this period of $125.9 million decreased $19.5 million, or 13.4%, compared to $145.4 million in the prior year’s period. Theatrical P&A in the motion pictures segment in this period included $116.8 million incurred on titles such as Saw III, Employee of the Month, The Descent, Crank, Akeelah & the Bee and See No Evil, domestically. Theatrical P&A in the motion pictures segment in the prior year’s period included $134.6 million on the release of titles such as Saw II, Crash, Lord of War, In the Mix, The Devil’s Rejects, High Tension, Rize, Undiscovered and Waiting. High Tension, In the Mix, Undiscovered and Rize represented $44.7 million of theatrical P&A in the prior year’s period and did not generate significant theatrical revenues.

Video distribution and marketing costs on motion pictures and television product in this period of $133.9 million decreased $0.1 million, or 0.1%, compared to $134.0 million in the prior year’s period. Video distribution and marketing costs as a percentage of video revenues was 39.0% and 40.0% in the current period and prior year’s period respectively. The decrease of video distribution and marketing costs as a percent of video revenue is mainly due to the timing of releases of home entertainment titles in the current period compared to the prior year’s period.

International distribution and marketing expenses in the current period includes $22.6 million of distribution and marketing costs from Lions Gate UK as a result of the acquisition of Redbus, compared to $0.7 million in the prior year’s period. Distribution and marketing expenses in the current period from the television segment included $2.4 million from the July 3, 2006 acquisition of Debmar.

General and Administrative Expenses

The following table sets forth general and administrative expenses by segment for the nine months ended December 31, 2006 and 2005:

	Nine Months	Nine Months
	Ended	Ended
	December 31,	December 31,	Increase (Decrease)
	2006	2005	Amount	Percent
	(Amounts in millions)

General and Administrative Expenses
Motion Pictures	$21.7	$19.2	$2.5	13.0%
Television	2.1	0.4	1.7	425.0%
Corporate	40.5	25.6	14.9	58.2%

	$64.3	$45.2	$19.1	42.3%

The increase in general and administrative expenses is primarily due to corporate general and administration expenses of $40.5 million which increased by $14.9 million or 58.2% compared to $25.6 million in the prior year’s period. The increase in corporate general and administrative expenses is primarily due to an increase in stock based compensation of approximately $8.4 million, an increase in salaries and related expenses of approximately $4.4 million, and an increase in professional fees of $2.1 million. Compensation from our restricted share units amounted to $2.6 million and $1.2 million for the nine months ended December 31, 2006 and 2005, respectively. In addition, due to the adoption of SFAS No. 123(R) we recorded additional compensation expense related to our stock options amounting to $1.8 million in the nine months ended December 31, 2006 with no comparable expense in the prior period. We also incurred additional costs of $1.1 million recorded in the nine months ended December 31, 2006 compared to a benefit of $4.1 million recorded in the nine months ended December 31, 2005 related to stock appreciation rights which are revalued each reporting period. In this period, $4.2 million of production overhead was capitalized compared to $3.5 million in the prior year’s period. The increase in general and administrative expenses of the motion pictures segment of $2.5 million or 13.0% is primarily due to general and administrative costs associated with Lions Gate UK. The increase in general and administrative expenses of the television segment is primarily due to the July 3, 2006 acquisition of Debmar.

Depreciation and Other Expenses (Income)

Depreciation of $1.9 million this period increased $0.6 million, or 46.2%, from $1.3 million in the prior year’s period.

Interest expense of $14.2 million this period increased $0.2 million, or 1.4%, from the prior year’s period of $14.0 million.

Interest rate swaps did not meet the criteria of effective hedges and therefore a fair valuation gain of $0.1 million was recorded in the nine months ended December 31, 2005. The $100 million interest rate swap the Company had entered into commencing January 2003 ended September 30, 2005. The CDN$20 million interest rate swap a subsidiary of the Company had entered into commencing September 2003 and ending September 2008 was terminated on March 15, 2006 in connection with the repayment of the remaining balances of the mortgages payable on the studio facilities.

Interest and other income of $7.8 million for the nine months ended December 31, 2006 increased compared to $3.0 million in the prior year’s period. Interest and other income this quarter was earned on the cash balance and available-for-sale investments held during the nine months ended December 31, 2006, which were higher than in the prior year’s period.

Equity interests of negative $0.8 million in this period include the equity interest in the loss of Maple Pictures consisting of 10% of the loss of Maple Pictures and the equity interest in the loss of CinemaNow consisting of 18.8% of the loss of CinemaNow. Equity interests of negative $0.1 million in the prior year’s period includes the equity interest in the loss of Maple Pictures consisting of 10% of the losses of Maple Pictures.

The Company had an income tax benefit of $1.2 million or 91.1% of income before income taxes in the nine months ended December 31, 2006, compared to a provision of $0.2 million in the nine months ended December 31, 2005. The tax benefit reflected in the current period is primarily attributable to foreign losses benefited to the extent of existing deferred tax liabilities in the local jurisdiction and the receipt of refunds of foreign and state taxes paid in previous years, offset by U.S. federal and state taxes. The Company’s actual annual effective tax rate will differ from the statutory federal rate as a result of several factors, including changes in the valuation allowance against net deferred tax assets, non-temporary differences, foreign income taxed at different rates, state and local income taxes and the utilization of acquired net operating losses.

Income before discontinued operations for the nine months ended December 31, 2006 was $2.5 million, or basic earnings per common share from continuing operations of $0.02 on 105.6 million weighted average common shares outstanding. This compares to a loss before discontinued operations for the nine months ended December 31, 2005 of $33.9 million, or basic loss per common share from continuing operations of $0.33 on 102.7 million weighted average common shares outstanding. Diluted earnings per common share from continuing operations for the nine months ended December 31, 2006 was $0.02 on 108.4 million adjusted weighted average common shares outstanding.

Income from discontinued operations for the nine months ended December 31, 2006 and 2005, respectively, was nil and $1.1 million, or basic earnings per common share from discontinued operations of nil and $0.01, respectively, on 105.6 million and 102.7 million weighted average common shares outstanding, respectively. Diluted earnings per common share from discontinued operations for the nine months ended December 31, 2005 was $0.01 on 102.7 million adjusted weighted average common shares outstanding.

Net income for the nine months ended December 31, 2006 was $2.5 million, or basic net income per common share of $0.02 on 105.6 million weighted average shares outstanding. This compares to a net loss for the nine months ended December 31, 2005 of $32.8 million or basic net loss per common share from continuing operations of $0.32 on 102.7 million weighted average common shares outstanding. Diluted net income per common share for the nine months ended December 31, 2006 was $0.02 on 108.4 million adjusted weighted average common shares outstanding.

Liquidity and Capital Resources

Our liquidity and capital resources are provided principally through cash generated from operations, issuance of subordinated notes and our credit facility.

Convertible Senior Subordinated Notes.  In December 2003, Lions Gate Entertainment Inc. sold $60.0 million of 4.875% Notes that mature on December 15, 2010. We received $57.0 million of net proceeds, after paying placement agents’ fees. Offering expenses were $0.7 million. The 4.875% Notes were convertible, at the option of the holder, at any time before the close of business on the business day immediately preceding the maturity date of the 4.875% Notes, unless previously redeemed, into our common shares at a conversion rate of 185.0944 shares per $1,000 principal amount of the 4.875% Notes, which is equal to a conversion price of approximately $5.40 per share. On December 15, 2006, pursuant to our optional redemption, all of the noteholders voluntarily elected to convert their notes into the Company’s common shares pursuant to the indenture. A total of $60 million of principal was converted into 11,105,664 common shares at a conversion price of $5.40 per share. In connection with this conversion, the principal amount net of the unamortized portion of the financing costs associated with the original conversion of the 4.875% Notes of approximately $2.1 million was recorded as an increase to common shares. The shares issued pursuant to the conversion were previously reserved for such conversion.

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

Credit Facility.  At December 31, 2006, the Company had a $215 million revolving line of credit, of which $10 million is available for borrowing by Lionsgate UK in either U.S. dollars or British pounds sterling. At December 31, 2006, the Company had no borrowings (March 31, 2006 — nil) under the credit facility. The credit facility expires December 31, 2008 and bears interest at 2.75% over the “Adjusted LIBOR” or the “Canadian Bankers Acceptance” rate (as defined in the credit facility), or 1.75% over the U.S. or Canadian prime rates. The availability of funds under the credit facility is limited by the borrowing base. Amounts available under the credit facility are also limited by outstanding letters of credit which amounted to $0.3 million at December 31, 2006. At December 31, 2006 there was $214.7 million available under the credit facility. The Company is required to pay a monthly commitment fee of 0.50% per annum on the total credit facility of $215 million less the amount drawn. Right, title and interest in and to all personal property of Lions Gate Entertainment Corp. and Lions Gate Entertainment Inc. is pledged as security for the credit facility. The credit facility is senior to the Company’s film obligations and subordinated notes. The credit facility restricts the Company from paying cash dividends on its common shares.

Filmed Entertainment Backlog.  Backlog represents the amount of future revenue not yet recorded from executed contracts for the licensing of films and television product for television exhibition and in international markets. Backlog, which now includes the backlog from Debmar Mercury of approximately $66.9 million, at December 31, 2006 and March 31, 2006 is $347.4 million and $143.9 million, respectively.

Cash Flows Provided by Operating Activities.  Cash flows provided by operating activities for the nine months ended December 31, 2006 were $65.7 million compared to cash flows provided by operating activities in the nine months ended December 31, 2005 of $58.9 million. The increase in cash provided by operating activities was primarily due to the increase in income from continuing operations as compared to the prior period and the decrease in accounts receivable and an increase in deferred revenue. This increase was offset by lower amortization of film and television programs, decrease in accounts payable and accrued expenses, and a lower increase in participation and residuals, as compared to the prior period.

Cash Flows Used in Investing Activities.  Cash flows used in investing activities of $76.4 million for the nine months ended December 31, 2006 consisted of net purchases of $39.6 million of investments available-for-sale, $7.7 million for purchases of property and equipment, $24.1 million for the acquisition of Debmar, net of cash acquired and $5.0 million for the investment in FEARnet. Cash flows used in investing activities of $112.6 million in the nine months ended December 31, 2005 included the acquisition of a net $84.4 million of investments available-for-sale, cash received from the sale of our investment in Christal Distribution of $2.9 million, less $4.2 million for purchases of property and equipment and $27.1 million for the acquisition of Redbus, net of cash acquired.

Cash Flows Provided by/Used in Financing Activities.  Cash flows provided by financing activities of $3.3 million in the nine months ended December 31, 2006 consisted of cash received from the issuance of common shares. Cash flows used in financing activities of $7.0 million in the nine months ended December 31, 2005 were primarily for repayment of a promissory note and mortgages payable.

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

Future commitments under contractual obligations as of December 31, 2006 are as follows:

	Year Ended March 31,
	2007	2008	2009	2010	2011	Thereafter	Total
	(Amounts in thousands)

Minimum guarantees and production obligations initially incurred for a term of more than one year(1)	$508	$66,614	$12,985	$—	$29,975	$14,989	$125,071
Subordinated notes	—	—	—	—	—	325,000	325,000
Operating leases and other material contractual obligations	1,024	8,116	10,066	4,012	4,118	2,551	29,887
Employment and consulting contracts	5,660	19,388	9,252	5,795	4,076	501	44,672
Purchase obligations(2)	17,517	40,761	13,400	2,900	2,900	—	77,478
Distribution and marketing commitments	824	56,004	30,700	—	—	—	87,528
Interest payments on Subordinated notes	2,688	10,750	10,750	10,750	10,750	146,094	191,782

	$28,221	$201,633	$87,153	$23,457	$51,819	$489,135	$881,418

(1)	Minimum guarantees and production obligations initially incurred for a term of more than one year represent film obligations recorded on the balance sheet as of December 31, 2006.

(2)	Purchase obligations represent contractual commitments for minimum guarantees and production obligations related to the purchase of film rights for future delivery, future film production and development obligations. Amounts due during the three months ending March 31, 2007 are expected to be paid through cash generated from operations or from the available borrowing capacity from our revolving credit facility. Includes future interest payments on film obligations and film production loans.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

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

Currency Rate Risk.  We incur certain operating and production costs in foreign currencies and are subject to market risks resulting from fluctuations in foreign currency exchange rates. Our principal currency exposure is between Canadian and U.S. dollars. The Company enters into forward foreign exchange contracts to hedge foreign currency exposures on future production expenses denominated in Canadian dollars. As of December 31, 2006, we had outstanding contracts to sell US$5.0 million in exchange for CDN$5.5 million over a period of five weeks at a weighted average exchange rate of CDN$1.1105. Changes in the fair value representing an unrealized fair value loss on foreign exchange contracts outstanding during the three and nine months ended December 31, 2006 amounted to $0.2 million and $0.2 million, respectively, and are included in accumulated other comprehensive loss, a separate component of shareholders’ equity. During the three and nine months ended December 31, 2006, we completed foreign exchange contracts denominated in Canadian dollars. The net losses resulting from the completed contracts were $0.2 million and $0.1 million, respectively. These contracts are entered into with a major financial institution as counterparty. We are exposed to credit loss in the event of nonperformance by the counterparty, which is limited to the cost of replacing the contracts, at current market rates. We do not require collateral or other security to support these contracts.

Interest Rate Risk.  Our principal risk with respect to our debt is interest rate risk. We currently have minimal exposure to cash flow risk due to changes in market interest rates related to our outstanding debt and other financing obligations. Our credit facility has a nil balance at December 31, 2006. Other financing obligations subject to variable interest rates include $76.7 million owed to film production entities on delivery of titles.

The table below presents repayments and related weighted average interest rates for our interest-bearing debt and other obligations as of December 31, 2006.

	Year Ended March 31,
	2007	2008	2009	2010	2011	Thereafter	Total
	(Amounts in thousands)

Bank Loans:
Variable(1)	$—	$—	$—	$—	$—	$—	$—
Film Obligations — Film productions:
Variable(2)	11,401	65,317	—	—	—	—	76,718
Subordinated notes:
Fixed(3)	—	—	—	—	—	—	—
Fixed(4)	—	—	—	—	—	150,000	150,000
Fixed(5)	—	—	—	—	—	175,000	175,000

	$11,401	$65,317	$—	$—	$—	$325,000	$401,718

(1)	Revolving credit facility, which expires December 31, 2008. At December 31, 2006, the Company had no borrowings under this facility.

(2)	Amounts owed to film production entities on delivery of titles. The film production entities incurred average variable interest rates at December 31, 2006 of U.S. prime minus 3.79%.

(3)	4.875% Notes with fixed interest rate equal to 4.875%. On October 18, 2006, the Company announced its intention to redeem the 4.875% Notes on the optional redemption date of December 15, 2006 at 100% of their principle amount, plus accrued and unpaid interest, if any. As of December 31, 2006, the notes were 100% converted.

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

As of December 31, 2006, the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures were effective as of December 31, 2006.

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) of the Exchange Act, the Company, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, also evaluated whether any changes occurred to the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, such control. Based on that evaluation, there has been no such change during the period covered by this report.

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

Date: February 9, 2007