Form 10-K
period 2007-03-31
LIONS GATE ENTERTAINMENT CORP /CN/
filed 2007-05-30
CIK 929351

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 1-14880

LIONS GATE ENTERTAINMENT CORP.
(Exact Name of Registrant as Specified in Its Charter)

British Columbia, Canada	N/A
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

1055 West Hastings Street, Suite 2200	2700 Colorado Avenue, Suite 200
Vancouver, British Columbia V6E 2E9	Santa Monica, California 90404
(877) 848-3866	(310) 449-9200
(Address of Principal Executive Offices, Zip Code)

Registrant’s telephone number, including area code:
(877) 848-3866

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Shares, without par value	New York Stock Exchange

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

Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.  Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 30, 2006 (the last business day of the Company’s most recently completed second fiscal quarter) was approximately $1,055,222,564, based on the closing sale price as reported on the New York Stock Exchange.

As of May 15, 2007, 116,988,567 shares of the registrant’s no par value common shares were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A and relating to its 2007 annual meeting of shareholders are incorporated by reference into Part III.

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

Actual results in the future could differ materially and adversely from those described in the forward-looking statements as a result of various important factors, including the substantial investment of capital required to produce and market films and television series, increased costs for producing and marketing feature films, budget overruns, limitations imposed by our credit facilities, unpredictability of the commercial success of our motion pictures and television programming, the cost of defending our intellectual property, difficulties in integrating acquired businesses, technological changes and other trends affecting the entertainment industry, and the risk factors found under the heading “Risk Factors” found elsewhere in this report.

PART I

ITEM 1.	BUSINESS.

Overview

Lions Gate Entertainment Corp. (“Lionsgate,” the “Company,” “we,” “us” or “our”) is a diversified independent producer and distributor of motion pictures, television programming, home entertainment, family entertainment, video-on-demand and music content. We release approximately 18 to 22 motion pictures theatrically per year. Our theatrical releases include films we produce in-house and films we acquire from third parties. We also have produced approximately 77 hours of television programming on average each of the last three years. Our disciplined approach to acquisition, production and distribution is designed to maximize our profit by balancing our financial risks against the probability of commercial success of each project. We currently distribute our library of approximately 8,100 motion picture titles and approximately 3,800 television episodes and programs directly to retailers, video rental stores, and pay and free television channels in the US, UK and Ireland, and indirectly to other international markets through third parties. We own a minority interest in CinemaNow, Inc. (“CinemaNow”), an internet video-on-demand provider. We also own a minority interest in Maple Pictures Corp. (“Maple Pictures”), a Canadian film and television distributor based in Toronto, Canada. We have an output arrangement with Maple Pictures through which we distribute our library and titles in Canada.

A key element of our strategy is to acquire individual properties, including films and television programs, libraries, and entertainment studios and companies, to enhance our competitive position and generate significant financial returns. During previous periods, we acquired and integrated into our business: Lionsgate UK (formerly Redbus) (October 2005), an independent United Kingdom film distributor, which provided us the ability to self-distribute our motion pictures in the UK and Ireland and included the acquisition of the Redbus library of approximately 130 films; certain of the film assets and accounts receivable of Modern Entertainment, Ltd. (August 2005), a licensor of film rights to DVD distributors, broadcasters and cable networks; Artisan Entertainment Inc. (December 2003), a diversified motion picture, family and home entertainment company; and Trimark Holdings, Inc. (October 2000), a worldwide distributor of entertainment content that distributed directly in the US and through third parties to the rest of the world. During fiscal 2007 (in July 2006), we acquired Debmar-Mercury, an independent syndicator of film and television packages.

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

Our Industry

Motion Pictures

General.  According to the Motion Picture Association’s U.S. Theatrical Market: 2006 Statistics, overall domestic box office grew to approximately $9.5 billion in 2006, compared to approximately $9.0 billion in 2005 (a 5.5% increase). Although it fluctuates from year to year, the domestic motion picture exhibition industry has grown in revenues and attendance over the past ten years, with box office receipts up 60.5% and admissions up 8.2% from 1996 to 2006. In 2006, domestic admissions rose to approximately 1.45 billion, ending a three year downward trend in ticket sales. Worldwide box office reached an all time high of approximately $25.8 billion in 2006, compared to approximately $23.3 billion in 2005 (an 11% increase).

Competition.  Major studios have historically dominated the motion picture industry. The term major studios is generally regarded in the entertainment industry to mean: Universal Pictures; Warner Bros.; Twentieth Century Fox; Sony Pictures Entertainment (“Sony”); Paramount Pictures; and The Walt Disney Company. Competitors less diversified than the major studios include DreamWorks Pictures and DreamWorks Animation SKG, Metro-Goldwyn-Mayer Studios Inc. and New Line Cinema.

Independent films have gained wider market approval and increased share of overall box office receipts in recent years. Past successful independent films such as My Big Fat Greek Wedding, Bend It Like Beckham and Crash highlight moviegoers’ willingness to support high quality motion pictures despite limited pre-marketing and production budgets.

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

Typical Film Release Windows*

	Months After		Approximate
Release Period	Initial Release		Release Period

Theatrical	—		0-3 months
Home video/DVD (1st cycle)	3-6 months		1-3 months
Pay-per-transaction (pay-per-view and video-on-demand)	4-8 months		3-4 months
Pay television	9-12 months	**	18 months
Network (free and basic)	27-30 months		48-72 months
Licensing and merchandising	Concurrent		Ongoing
All international releasing	Concurrent		Ongoing

*	These patterns may not be applicable to every film, and may change with the emergence of new technologies.

**	First pay television window.

Home Video

Growth in the home video sector has been driven by increased DVD penetration. According to estimates from the DVD Entertainment Group (“DEG”), a non-profit trade consortium, of the $24.2 billion in overall home video industry revenues during 2006, about $24.1 billion came from DVD sales and rentals (with the remainder being VHS sales and rentals). According to the Motion Picture Association’s US Entertainment Industry: 2006 Market Statistics, DVD players were in 95.7 million U.S. households in 2006, an 85.9% penetration of the television households (up from 82.8% in 2005 and 76.9% in 2004). Declining prices of DVD players, enhanced video and audio quality and special features such as inclusion of previously-deleted scenes, film commentaries and “behind the scenes” footage have all helped increase the popularity of the DVD format, sparking increased home video sales and rentals in recent years.

Television Programming

Continued growth in the cable and satellite television markets has driven increased demand for nearly all genres of television programming. Veronis Suhler Stevenson (“VSS”) forecasted that overall consumer and advertiser spending on cable and satellite television will grow at 9.9% in 2006 (to $124.3 billion). This segment is forecast to grow at a compound annual growth rate of 8.4% from 2005 to 2010 (to $169.4 billion). Key drivers will include the success of the cable industry’s bundled services, increased average revenue per user, reduced number of participants discontinuing services and accelerated ad spend growth. Increased capacity for channels on upgraded digital cable systems and satellite television has led to the launch of new networks seeking programming to compete with traditional broadcast networks as well as other existing networks.

The Company

Recent Developments

Theatrical Slate Financing.  On May 25, 2007, the Company, through a series of agreements, closed a theatrical slate funding arrangement. Under this arrangement Pride Pictures LLC, an unrelated entity, will fund, generally, 50% of the Company’s production, acquisition, marketing and distribution costs of theatrical feature films up to an aggregate of approximately $204 million before transaction costs (consisting of $35 million of debt instruments, $35 million of equity and $134 million from a senior credit facility, which is subject to a borrowing base). The percentage of the contribution may vary on certain pictures. The slate of films covered by the arrangement is expected to be comprised of 23 films over the next three years. Pride Pictures LLC will participate in a pro rata portion of the pictures net profits or losses similar to a co production arrangement based on the portion of costs funded. The Company continues to distribute the pictures covered by the arrangement with a portion of net profits after all costs and the Company’s distribution fee being distributed to Pride Pictures LLC based on their pro rata contribution to the applicable costs similar to a back-end participation on a film.

Production

Motion Pictures.  Historically, we have primarily produced English-language motion pictures with production budgets of $35 million or less. Most of our productions have budgets of $20 million or less. Films intended for theatrical release are generally budgeted between $8 million and $35 million (although we are willing to consider larger budgets), and films intended for release directly to video or cable television are generally budgeted between $2.5 million and $5 million. We take a disciplined approach to film production with the goal of producing content that we can distribute to theatrical and ancillary markets, which include home video, pay and free television and on-demand services, both domestically and internationally. In fiscal 2007, we produced, participated in the production of or completed or substantially completed principal photography (the phase of film production during which most of the filming takes place) on the following motion pictures:

•	War (formerly Rogue) — An FBI agent (Jason Statham) hot on the trail of a mysterious and deadly assassin (Jet Li) is thrown into the world of warring Asian mobs.

•	Pride — Bernie Mac and Academy Award® nominee Terrence Howard star in the inspirational story of Jim Ellis, who in the early 1970s overcame racism to create a world-class swim team out of a group of inner city youths. (Released March 2007)

•	Tyler Perry’s Daddy’s Little Girls — A single father struggles to make ends meet as he raises his three young daughters on his own — but when the courts award custody to his corrupt, drug-dealing ex-wife, he enlists the help of a beautiful and hard-nosed attorney to win them back. (Released February 2007)

•	Good Luck, Chuck — Starring Dane Cook and Jessica Alba, a man breaks up with his girlfriends only to see them engaged to the next guy they date each time. As word travels, he suddenly finds himself becoming a lucky charm for women, who all want to date him (but only as a stepping stone).

•	The Eye — A blind woman (Jessica Alba) undergoes a corneal transplant that restores her sight. When she is haunted by the sight of ghosts, she sets out to uncover the origins of her cornea and the mysterious history of its donor.

•	Saw 3 — The third installment of the successful Saw franchise. The game continues. (Released October 2006)

•	Tyler Perry’s Why Did I Get Married? — A number of couples who go away every year to examine their marriages in a group setting find trouble when one of the wives brings along a sexy young temptress.

The following motion pictures are currently in or slated for production in fiscal 2008:

•	Thomas Kinkade’s The Christmas Cottage — Inspiring true story of Thomas Kinkade, one of the most famous American painters, who was motivated to become an artist when his mother fell in danger of losing the family home. With Academy Award® winner Marcia Gay Harden and featuring Peter O’Toole.

•	Saw 4 — The next installment in one of the most successful horror franchises of all time.

•	Tyler Perry’s Meet the Browns — When the kooky Brown family gathers to bury Brown’s 107-year-old father, it’s a foot-stomping, soul-stirring send-off and a great reminder that in the end, there is nothing like family.

•	Punisher 2 — The sequel to The Punisher brings Frank Castle face to face with a lethal mobster in the form of “Jigsaw.”

•	Burrowers — After finding a family brutally killed in their home, a group of cowboys in the Dakota Territory set out to hunt down those they believe responsible. They slowly come to realize that the plains are infested by creatures that bury and eat their victims alive.

•	Bachelor Number 2 — A man who specializes in taking recently broken-up women on the worst date of their lives so they will run back to their ex-boyfriends offers to provide this service for his best friend, but ends up falling in love with the girl.

•	Meatballs — Nick and Goods, two slacker friends, return to their childhood camp only to see that it has been “modernized” and consequently stripped of all of its fun. Together with a group of kids, they work to bring the old spirit of the camp back.

•	Tulia — Based on the true story of a Texas town where a crooked cop has put more than 10% of the town’s African-American population behind bars on trumped-up drug charges.

•	Zane’s Addicted — A successful African-American woman has a series of affairs, threatening her marriage and motherhood.

•	Crank 2 — When he is implanted with a fake heart, Chev Chelios’ twin brother must recover his old organ without causing his new one to blow up.

•	Bernie Mac Concert — Documentary-style behind the scenes look at the making of a Bernie Mac comedy show.

Our production team has developed a track record for producing reasonably budgeted films with commercial potential. Our production division reviews hundreds of scripts, looking for material that will attract top talent (primarily actors and directors). We then actively develop such scripts, working with the major talent agencies and producers to recruit talent that appeals to the film’s target audience. We believe the commercial and/or critical success of our films should enhance our reputation and continue to give us access to top talent, scripts and projects. We often develop films in targeted niche markets in which we can achieve a sustainable competitive advantage, as evidenced by the successes of our horror films, including the Saw franchise, and our urban films, such as Madea’s Family Reunion.

The decision whether to “greenlight” (or proceed with production of) a film is a diligent process that involves numerous key executives of the Company. Generally, the production division presents projects to a committee comprised of the heads of our production, theatrical distribution, home entertainment, international distribution, legal and finance departments. In this process, scripts are discussed for both artistic merit and commercial viability. The committee considers the entire package, including the script, the talent that may be attached or pursued and the production division’s initial budget. They also discuss talent and story elements that could make the project more successful. Next, the heads of domestic and international distribution prepare estimates of projected revenues and the costs of marketing and distributing the film. Our finance and legal professionals review the projections and financing options, and the committee decides whether the picture is worth pursuing by balancing the risk of a production against its potential for financial success or failure. The final greenlight decision is made by our corporate senior management team, headed by our Chief Executive Officer.

We typically seek to mitigate the financial risk associated with film production by negotiating co-production agreements (which provide for joint efforts and cost-sharing between Lionsgate and one or more third-party production companies) and pre-selling international distribution rights on a selective basis (which refers to licensing the rights to distribute a film in one or more media, in one or more specific territories prior to completion of the film). We often attempt to minimize our production exposure by structuring deals with talent that provide for them to participate in the financial success of the motion picture in exchange for reducing guaranteed amounts to be paid regardless of the film’s success (which we refer to as “up-front payments”). In addition, we use certain Canadian tax credits, German tax structures, United Kingdom subsidy programs, U.S. domestic tax incentives and other structures that may help reduce our financial risk.

Television.  During fiscal 2007, we delivered approximately 74 episodes of domestic television programming, one movie of the week and three episodes of the sci-fi mini-series The Lost Room, which aired on The Sci-fi Network. Domestic television programming included one-hour and half-hour dramas, mini-series, animated series and reality and non-fiction programming. We remain a leading non-network affiliated independent producer of television product in the U.S. In fiscal 2008, we intend to have at least seven series on the air, and several mini-series and limited series slated for production.

Series.  In fiscal 2007 we delivered:

•	13 episodes of the comedy series Lovespring International to Lifetime Network;

•	6 episodes of the reality series I Pity The Fool, starring Mr. T, which aired on TV Land;

•	14 episodes of the teen drama Wildfire, which airs on the ABC Family Network;

•	12 episodes of the comedy series Weeds on Showtime;

•	13 episodes of the sci-fi thriller Dresden Files, a one-hour drama airing on The Sci-fi Network;

•	8 episodes of the reality series Dirty Dancing, which aired on the WE Network; and

•	8 episodes of the drama series Hidden Palms, a Kevin Williamson produced one-hour drama for the CW Network.

In addition to continuing to deliver Weeds (15 episodes) and Wildfire (13 episodes), in fiscal 2008 we intend to deliver the following projects:

•	13 episodes of Dead Zone, which is shown on USA Network in the United States and is delivered by Paramount International Television internationally;

•	12 episodes of Mad Men, a one-hour drama for the AMC Network; and

•	8 episodes of The Kill Point, an eight-hour drama limited series for Spike Network starring John Leguizamo.

Animation.  We are involved in the development, acquisition, production and distribution of a number of animation projects for full theatrical release, television and DVD release.

•	DVD Production — We have delivered three direct-to-home video animated movies with Marvel Characters Inc. (Ultimate Avengers 1, Ultimate Avengers 2 and The Invincible Iron Man). We are currently producing three additional titles targeted to be released during fiscal 2008, 2009 and 2010.

•	Television Production — We are in production on a new comedic action adventure series (based on a well-known franchise) for the Nickelodeon Networks for 26 half-hours and five films. We will be handling international sales, overseeing merchandising and licensing and distributing DVD and video. The series will be produced by Animation Collective of New York City.

•	Theatrical Films — During fiscal 2007, we released our first computer-generated animated project for full theatrical release, Happily N’Ever After. Happily N’Ever After, an acquisition, stars Sarah Michelle Geller, Freddie Prinze, Jr. and Sigourney Weaver. Our second computer-generated animated acquisition, Foodfight! (starring Eva Longoria, Hilary Duff, Charlie Sheen and Wayne Brady) is targeted for release in fiscal 2008. In addition, we are developing with our partners at Crest Animation (Los Angeles and Mumbai, India) on a computer-generated animated project tentatively entitled Alpha and Omega. This project hails from Steve Moore, the creator of the Sony CGI domestic and international hit Open Season and the “In the Bleachers” comic strip. We are also working on Sylvester and the Magic Pebble, from the creator of Shrek, which is currently in development.

Television Movies, Mini-Series and Specials.  We are actively involved in the development, acquisition, production and distribution of television content in the movie-of-the-week, mini-series and reality special formats. During fiscal 2007, we produced and distributed one movie-of-the-week, The Staircase Murders, for Lifetime Network and three episodes of the sci-fi mini-series The Lost Room, which aired on The Sci-fi Network. In fiscal 2008, we plan to distribute a number of projects, including four celebrity roasts starring Bernie Mac for Comedy Central and Papillon, a four-hour mini-series remake of the classic film. We plan to continue to produce high quality television movies for various outlets, but we intend to focus on limited and mini-series going forward, as we believe that broadcast and cable outlets are re-directing development funds to those formats.

Music.  We have recently undertaken to grow the music portion of our business. We actively assess potential music copyright acquisitions. In addition, we service the music needs of other departments within the Company, including assistance with creative matters and licensing. We do not currently generate a significant amount of revenue from our music operations.

Distribution

Domestic Theatrical Distribution.  We distribute motion pictures directly to U.S. movie theaters. Over the past eight years our releases have included the following in-house productions: Monster’s Ball, starring Halle Berry and Billy Bob Thornton; The Punisher, starring John Travolta and Thomas Jane; Godsend, starring Robert DeNiro, Greg Kinnear and Rebecca Romijn Stamos; Tyler Perry’s Diary of a Mad Black Woman and Madea’s Family Reunion; the horror film sequels Saw II and Saw III; Akeelah and the Bee, starring Keke Palmer, Laurence Fishburne and Angela Bassett; the documentary Grizzly Man; Crank, starring Jason Statham and Amy Smart; Employee of the Month, starring Dane Cook, Jessica Simpson and Dax Shepherd; the documentary The U.S. vs. John Lennon; and Pride, starring Bernie Mac and Terrence Howard.

Motion pictures that we have acquired and distributed in this same time period include: Dogma, starring Ben Affleck, Matt Damon and Chris Rock; O, starring Julia Stiles and Mekhi Phifer; The Cooler, starring Alec Baldwin, William H. Macy and Maria Bello; Girl With A Pearl Earring, starring Scarlett Johannson and Colin Firth; the highly successful horror film Saw; Michael Moore’s Fahrenheit 9/11, the highest-grossing documentary of all time; Open Water; Lord of War, starring Nicholas Cage; Hostel; Hard Candy; The Descent; and Paul Haggis’ Best Picture Academy Award® winning tale of race relations in post-9/11 Los Angeles, Crash, starring Don Cheadle, Sandra Bullock, Matt Dillon and Brendan Fraser, among others.

In the last nine years, films we have distributed have earned 27 Academy Award® nominations and won seven Academy Awards®, and have been nominated for and won numerous Golden Globe, Screen Actors Guild, BAFTA and Independent Spirit Awards.

Our strategy is to release approximately 18 to 22 titles per year in theaters, which includes our in-house productions, co-productions and acquisitions. Our approach to acquiring films for theatrical release is similar to our approach to film production in that we generally seek to limit our financial exposure while adding films of quality and commercial viability to our release schedule and our video library. The decision to acquire a motion picture for theatrical release entails a process involving key executives at the Company, including those from the releasing, home entertainment and acquisitions departments as well as corporate senior management. The team meets to discuss a film’s expected critical reaction, marketability, and potential for commercial success, as well as the cost to acquire the picture, the estimated distribution and marketing expenses (typically called “P&A” or “prints and advertising”) required to bring the film to its widest possible target audience and the ancillary market potential for the film after its theatrical release. We have recently begun to release more films on a wider basis, as demonstrated by the theatrical releases of such films as Fahrenheit 9/11, Open Water, the Saw franchise, Madea’s Family Reunion, Lord of War, Crash, Employee of the Month and Crank.

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

Our remaining fiscal 2008 theatrical release schedule may include (in anticipated order of release):

Produced*
Title	Summary	Principal Actors	or Acquired	Release Date

Hostel: Part II	While studying art in Rome for the summer, three young American women are lured away to a grim Slovakian hostel by a model from their class.	Jay Hernandez	Produced	June 2007
Sicko	A Michael Moore documentary about 45 million people with no health care in the richest country on earth.	Documentary	Acquired	June 2007
Bratz	Live-action adventure based on the popular line of dolls.	Skyler Shaye, Janel Parrish	Acquired	August 2007
Good Luck, Chuck	A guy who breaks up with his longtime girlfriend is shocked to hear that she gets engaged to her next boyfriend. He finds himself repeating this pattern.	Jessica Alba, Dane Cook	Produced	August 2007
Ladron Que Roba A Ladron (Spanish Language)	Professional thieves are forced to use a motley group of immigrants on their next job.	Fernando Colunga, Miguel Varoni, Saul Lizaso Julie Gonzalo, Gabriel Soto	Acquired	August 2007
War	An FBI agent seeks vengeance on a mysterious assassin known as ‘‘Rogue” who murdered his partner.	Jet Li, Jason Statham	Produced	September 2007
3:10 to Yuma	A small-time rancher agrees to hold a captured outlaw who is awaiting a train to go to court in Yuma. A battle of wills ensues.	Russell Crowe, Christian Bale	Acquired	October 2007
The Eye	The remake of a popular Hong Kong film about a woman who receives an eye transplant that allows her to see into the supernatural world.	Jessica Alba	Produced	October 2007
Saw 4	The latest chapter in one of the most successful horror franchises of all time.	Tobin Bell	Produced	October 2007
Tyler Perry’s Why Did I Get Married	Big screen adaptation of Perry’s stage play about the trials of marriage, and what happens to one family when a sexy young temptress arrives on the scene.	Tyler Perry, Janet Jackson	Produced	November 2007
Thomas Kinkade’s The Christmas Cottage	A look at the inspiration behind Thomas Kinkade’s painting The Christmas Cottage, and how the artist was motivated to begin his career after discovering his mother was in danger of losing their family home.	Peter O’Toole, Marcia Gay Harden, Jared Padalecki	Produced	December 2007

Produced*
Title	Summary	Principal Actors	or Acquired	Release Date

College	A wild weekend is in store for three high school seniors who visit a local college campus as prospective freshmen.	Drake Bell, Andrew Caldwell, Kevin Covais	Acquired	March 2008

*	Includes significant participation in production.

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

International Distribution.  Our international division, Lions Gate International (“LGI”), distributes our in-house productions and third party acquisitions to the international marketplace, both on a territory by territory basis through third parties, and directly in the United Kingdom and Ireland through Lionsgate UK. International territories are often pre-sold to cover a significant portion of the production budget or acquisition cost on new releases, and we have licensed international rights for approximately 1,200 of the motion picture titles and television episodes in our library.

The primary components of our international business are (1) the licensing of rights in all media to our in-house theatrical titles on a territory by territory basis, and (2) the licensing of catalogue product or libraries of acquired titles (such as Modern). We have also leveraged our infrastructure to generate revenue through a sales agency business for third party product, and we have expanded our sales and distribution of original Lionsgate television series such as Weeds, Wildfire and Dresden Files.

As part of our ongoing effort to expand our global footprint in certain strategic markets, LGI now includes Lionsgate UK, a self-sustaining, full service distribution company serving the United Kingdom and Ireland. In addition to gaining greater control over releases and capturing incremental margin on our direct-to-video product such as Marvel’s The Invincible Iron Man, Lionsgate UK is expected to release 15-16 films theatrically in fiscal 2008, with titles including Best Foreign Picture Academy Award® Winner The Lives of Others and the documentary Earth. Lionsgate UK and Optimum Releasing/StudioCanal recently announced an executed letter of understanding to jointly acquire British home entertainment sales house Elevation Sales. Elevation Sales will handle the joint sales and distribution of DVD product for both Lionsgate UK and Optimum Home Entertainment.

Home Video Distribution.  Our U.S. video distribution operation aims to exploit our filmed and television content library of more than 10,000 motion picture titles and television episodes and programs. We have established a track record for building on the awareness generated from our theatrical releases and have developed strong positions in children’s, fitness, horror, urban, teen comedy and faith-based product. We increased our overall market share of combined sell-through and rental consumer spend to approximately 5.5%. In fiscal 2007, Lionsgate had two theatrical releases debut at number one with Crank and Saw III, along with the top two fitness releases of the year (Dancing With The Stars: Cardio Dance and The Biggest Loser — The Workout, Vol. 2). Additionally, over the past year, our Saw franchise became the number one horror franchise in DVD history, and Lionsgate is currently the top studio in the genre with a horror DVD market share of approximately 33%.

Furthermore, Lionsgate is a part of the Blu-ray consortium, and during fiscal 2007 we held an 11.6% market share of Blu-ray revenue. Among the highlights for our Blu-ray product are the 50 gigabyte releases for The Descent and Crank, the latter being the top-selling Blu-ray title its opening week and at the time the second largest Blu-ray debut ever (subsequently surpassed).

In addition to our approximately 18 to 22 theatrical releases each year, we also acquire approximately 65 titles annually that have commercial potential in video and ancillary markets, adding a total of approximately 80 films to our library each year including National Lampoon’s Dorm Daze 2 — College @ Sea starring Vida Guerra, Stephen King’s Desperation, the sequel to the original Japanese horror classic, Ju-On 2, and Man About Town starring Ben Affleck and Rebecca Romijn. We distribute successful television product on video, including the Saturday Night Live product currently in our library, the first season of the popular Showtime series Weeds, starring Mary-Louise Parker, Elizabeth Perkins and Kevin Nealon, the fourth and fifth seasons of the Bruce Willis and Cybill Shepherd hit comedy series Moonlighting, and the fifth and sixth seasons of the NBC hit comedy series Will and Grace. We also released a 15th Anniversary edition of Quentin Tarantino’s Reservoir Dogs, starring Michael Madsen and Harvey Keitel, special editions of the top-selling Saw I and Saw II releases, and a remastered Alfred Hitchcock Box Set from our recently acquired StudioCanal library.

In 2004, we entered into an agreement with Marvel Characters, Inc. to distribute up to eight original animated DVD features based on certain Marvel characters. We also have the right to exploit the pictures in other entertainment media domestically and internationally, including pay and free television and video-on-demand. In the past 12 months we released the second and third titles in the series — Ultimate Avengers 2 and The Invincible Iron Man — which have sold approximately 1.3 million units.

We directly distribute to the rental market through Blockbuster, Inc., Netflix, Inc., Movie Gallery, Inc., and Rentrak Corporation. We also distribute or sell directly to mass merchandisers, such as Wal-Mart, K-Mart, Best Buy Co Inc., Target Corporation and Costco Wholesale Corporation, and others who buy large volumes of our videos and DVDs to sell directly to consumers. Sales to Wal-Mart account for over 10% of our gross revenues, the loss of which could have a material adverse effect on our financial results. This customer represented approximately 22% of the Company’s Consolidated Net Revenue for fiscal 2007.

Our Family Entertainment division, which targets the youth audience, recently acquired the home entertainment rights to the popular Bratz brand. In February we released the first title — Bratz Fashion Pixiez — which outsold the previous two Bratz releases. We also continue to distribute the PBS series Clifford the Big Red Dog from Scholastic Entertainment, The Doodlebops, the popular children’s band featured in its own series on the Disney Channel, along with a catalog of Care Bears and Teenage Mutant Ninja Turtles releases.

In the past year, Lionsgate has significantly increased its market share in faith-based product, buoyed by the successful Tyler Perry franchise, which has sold over 18 million DVDs in the past two years. In March, we increased our influence in this area through distribution deals with the world’s leading Christian publisher, Thomas Nelson, and leading Christian non-fiction author Lee Strobel.

With over 12% market share in fitness DVD revenue, Lionsgate has a lineup that includes top-sellers Denise Austin, The Biggest Loser and Dancing With The Stars.

Pay and Free Television Distribution.  We have approximately 480 titles in active distribution in the domestic cable, free and pay television markets. We sell our library titles and new product to major cable channels such as Lifetime, Showtime, HBO, FX, Turner Networks, Starz, Family Channel, Disney Channel, Cartoon Network and IFC. Commencing August 1, 2006, we began direct distribution of pay-per-view and video-on-demand to cable, satellite and internet providers. We also have an output contract with Showtime for pay television.

Canadian Distribution.  In April 2005, we entered into a library output and new picture output arrangement with Maple Pictures. When the 18 year term ends for titles which were distributed under the Motion Picture Distribution LP output agreement, we intend to distribute titles previously distributed in Canada by Motion Picture Distribution LP through Maple Pictures.

Electronic Distribution.  We own a minority interest in CinemaNow, a broadband video-on-demand company founded in 1999. CinemaNow offers licensed content from a library of more than 7,500 new and classic movies, television programs, music concerts and music videos via downloading or streaming. In 2006, CinemaNow introduced electronic-sell-through of media content, meaning users can purchase and take delivery of the content online. Lionsgate content is also available for electronic-sell-through on the Apple iTunes, Microsoft Xbox LIVE, Amazon, Fox Interactive, Direct2Drive, MovieLink, BitTorrent and Wal-Mart Online services. In October 2006, the Company, Sony and Comcast each purchased one-third of the membership interests in Horror Entertainment, LLC, a multiplatform programming and content service provider of horror genre films operating under the brand name of “FEARnet.” In addition, we entered into a five-year license agreement with FEARnet for the US territories and possessions, whereby the Company will license content to FEARnet for video-on-demand and broadband exhibition.

Studio Facilities

We rent studio space on an as-needed basis. We previously owned and operated Lions Gate Studios, a film and television production studio in North Vancouver, British Columbia, but sold such interest in March 2006. We may own and operate studio facilities in the future.

Intellectual Property

We are currently using a number of trademarks including “LIONS GATE ENTERTAINMENT,” “LIONS GATE HOME ENTERTAINMENT,” “ARTISAN HOME ENTERTAINMENT,” “FAMILY HOME ENTERTAINMENT,” “TRIMARK HOME VIDEO,” “DIRTY DANCING,” “THE BLAIR WITCH PROJECT” and “RESERVOIR DOGS” in connection with our domestic home video distribution, “LIONS GATE FILMS,” “LGF FILMS,” “ARTISAN ENTERTAINMENT” and “TRIMARK PICTURES” in connection with films distributed domestically and licensed internationally and “LIONS GATE TELEVISION,” “TRIMARK TELEVISION” and “DEBMAR/MERCURY” in connection with licenses to free, pay and cable television.

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

Employees

As of May 15, 2007 we had 400 full-time employees in our worldwide operations. We also hire additional employees on a picture-by-picture basis in connection with the production of our motion pictures and television programming. We believe that our employee and labor relations are good.

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

We have reported operating income for fiscal years 2003, 2005, 2006 and 2007 and operating losses for fiscal years 2002 and 2004. We have reported net income for fiscal 2005, 2006 and 2007 and net losses for the fiscal years 2002 through 2004. Our accumulated deficit was $149.7 million at March 31, 2007. We cannot assure you that we will operate profitably and, if we do not, we may not be able to meet our debt service requirements, working capital requirements, capital expenditure plans, anticipated production slate, acquisition and releasing plans or other cash needs. Our inability to meet those needs could have a material adverse effect on our business, results of operations and financial condition.

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

Our credit facility contains certain covenants and financial tests that limit the way we conduct business.  Our $215 million credit facility with J.P. Morgan Chase Bank, National Association contains various covenants limiting our ability to incur or guarantee additional indebtedness, pay dividends and make other distributions, pre-pay any subordinated indebtedness, make investments and other restricted payments, make capital expenditures, make acquisitions and sell assets. These covenants may prevent us from raising additional financing, competing effectively or taking advantage of new business opportunities. Under our credit facility, we are also required to maintain specified financial ratios and satisfy certain financial tests. If we cannot comply with these covenants or meet these ratios and other tests, it could result in a default under our credit facility, and unless we are able to negotiate an amendment, forbearance or waiver, we could be required to repay all amounts then outstanding, which could have a material adverse effect on our business, results of operations and financial condition depending upon our outstanding balance at the time.

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

Substantial leverage could adversely affect our financial condition.  Historically, we have been highly leveraged and may be highly leveraged in the future. We have access to capital through our $215 million credit facility with J.P. Morgan Chase Bank, National Association. In addition, we have $325 million Convertible Senior Subordinated Notes outstanding, with $150 million maturing October 15, 2024 and $175 million maturing March 15, 2025. At March 31, 2007, we had approximately $51.5 million in cash and cash equivalents and $237.4 million in highly liquid investments, principally auction rate preferreds. While the outstanding balance under our credit facility is currently zero, we could borrow some or all of the permitted amount in the future. The amount we have available to borrow under this facility depends upon our borrowing base, which in turn depends on the value of our existing library of films and television programs, as well as accounts receivable and cash held in collateral accounts. If several of our larger motion picture releases are commercial failures or our library declines in value, our borrowing base could decrease. Such a decrease could have a material adverse effect on our business, results of operations and financial condition. For example, it could:

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

In addition, historically, our revenues and results of operations have been significantly impacted by the success of critically acclaimed and award winning films, including Academy Award winners and nominees. We cannot assure you that we will manage the production, acquisition and distribution of future motion pictures (including any films in the Saw or Tyler Perry franchises) as successfully as we have done with these recent critically acclaimed, award winning and/or commercially popular films or that we will produce or acquire motion pictures that will receive similar critical acclaim or perform as well commercially. Any inability to achieve such commercial success could have a material adverse effect on our business, results of operations and financial condition.

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

We rely on a few major retailers and distributors for a material portion of our business and the loss of any of those retailers or distributors could reduce our revenues and operating results.  Wal-Mart represented over 10% of our revenues in fiscal 2007. In addition, a small number of other retailers and distributors account for a significant percentage of our revenues. We do not have long-term agreements with the retailers. We cannot assure you that we will continue to maintain favorable relationships with our retailers and distributors or that they will not be adversely affected by economic conditions. If any of these retailers or distributors reduces or cancels a significant order, it could have a material adverse effect on our business, results of operations and financial condition.

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

We are subject to risks associated with possible acquisitions, business combinations, or joint ventures.  From time to time we engage in discussions and activities with respect to possible acquisitions, business combinations, or joint ventures intended to complement or expand our business. We may not realize the anticipated benefit from any of the transactions we pursue. Regardless of whether we consummate any such transaction, the negotiation of a potential transaction (including associated litigation and proxy contests), as well as the integration of the acquired business, could require us to incur significant costs and cause diversion of management’s time and resources. Any such transaction could also result in impairment of goodwill and other intangibles, development write-offs and other related expenses. Any of the foregoing could have a material adverse effect on our business, results of operations and financial condition.

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

We face risks related to our theatrical slate financing arrangement.

On May 25, 2007, the Company, through a series of agreements, closed a theatrical slate financing arrangement whereby Pride Pictures LLC, an unrelated entity, will provide the Company with an aggregate of up to $204 million before transaction costs (consisting of $35 million of debt instruments, $35 million of equity and $134 million from a senior credit facility, which is subject to a borrowing base) of the production, acquisition, marketing and distribution costs of certain theatrical feature films. The slate covered by the arrangement is expected to be comprised of 23 films over the next three years. Amounts contributed by Pride Pictures LLC will generally represent approximately 50% of the production, acquisition, marketing and distribution costs of each qualifying theatrical feature film. The percentage of the contribution may vary on certain pictures. Pride Pictures LLC will participate in a pro rata portion of the pictures’ net profits or losses similar to a co-production arrangement based on the portion of costs funded.

The funding obligations are subject to a borrowing base calculation and certain conditions precedent. In addition, the fund may have insufficient capacity to finance its share of all pictures in the slate. Some of the investors may default. If for any reason Pride Pictures LLC does not meeting its funding requirements under the arrangement, the Company will have to use other financial resources to satisfy the shortfall, which could have a material adverse effect on our business, results of operations and financial condition.

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

In addition, the technologies we choose to invest in could prove to be less successful than we expect. For example, we have released and will continue to release titles in high-definition Blu-ray Disc format, which could negatively impact our business if that format is not generally accepted by the public.

We face risks from doing business internationally.

We distribute motion picture and television productions outside the United States directly in the UK and Ireland through Lionsgate UK and through third party licensees elsewhere and derive revenues from these sources. As a result, our business is subject to certain risks inherent in international business, many of which are beyond our control. These risks include:

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

Our success depends to a significant extent on the performance of a number of senior management personnel and other key employees, including production and creative personnel. We do not currently have significant “key person” life insurance policies for any of our employees. We have entered into employment agreements with many (but not all) of our top executive officers and production executives. However, although it is standard in the motion picture industry to rely on employment agreements as a method of retaining the services of key employees, these agreements cannot assure us of the continued services of such employees. In addition, competition for the limited number of business, production and creative personnel necessary to create and distribute our entertainment content is intense and may grow in the future. Our inability to retain or successfully replace where necessary members of our senior management and other key employees could have a material adverse effect on our business, results of operations and financial condition.

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

In March 2006, the Company sold its studio facilities located at 555 Brooksbank Avenue, North Vancouver, British Columbia.

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

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common shares are listed on the New York Stock Exchange, or NYSE, and trades under the symbol “LGF.”

New York Stock Exchange

The following table sets forth the range of high and low closing sale prices for our Common Shares, as reported by the NYSE in U.S. dollars, for our two most recent fiscal years:

	High	Low

Year ended March 31, 2007
Fourth Quarter	$12.01	$10.23
Third Quarter	11.47	9.71
Second Quarter	10.44	8.52
First Quarter	10.17	8.55
Year ended March 31, 2006
Fourth Quarter	$10.29	$7.79
Third Quarter	10.07	7.56
Second Quarter	10.55	9.10
First Quarter	11.20	9.23

Holders

As of May 15, 2007, there were 116,988,567 shares issued and outstanding and 430 registered holders of our common shares.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this item is contained under the caption “Equity Compensation Plan Information for 2007” in a definitive Proxy Statement, which we will file with the Securities and Exchange Commission no later than 120 days after March 31, 2007 (the “Proxy Statement”), and such information is incorporated herein by reference.

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

Comparison of 5 Year Cumulative Total Shareholder Return

The following graph compares our cumulative total shareholder return with those of the NYSE Composite Index and the S&P Movies & Entertainment Index for the period commencing March 31, 2002 and ending March 31, 2007. All values assume that $100 was invested on March 31, 2002 in our common shares and each applicable index and all dividends were reinvested.

The comparisons shown in the graph below are based on historical data and we caution that the stock price performance shown in the graph below is not indicative of, and is not intended to forecast, the potential future performance of our common shares.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN**
Among Lions Gate Entertainment Corp., The NYSE Composite Index
and the S&P Movies & Entertainment Index

Company/Index	3/31/02	3/31/03	3/31/04	3/31/05	3/31/06	3/31/07
Lions Gate Entertainment Corp.	100.00	76.10	249.00	440.24	404.38	454.98
NYSE Composite Index**	100.00	79.61	117.94	135.71	164.25	196.85
S&P Movies & Entertainment Index**	100.00	62.25	82.77	83.47	80.15	98.41

*	The following graph and related information is being furnished solely to accompany this Form 10-K pursuant to Item 201(e) of Regulation S-K. It shall not be deemed “soliciting materials” or to be “filed” with the Securities and Exchange Commission (other than as provided in Item 201), nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate it by reference into such filing.

**	The Company’s common shares ceased trading on the Toronto Stock Exchange effective July 31, 2006, and the common shares now trade solely on the NYSE. Therefore, we have discontinued using the S&P/TSX Composite Index and the S&P/TSX Movies & Entertainment Index in our performance graph. We continue to include two NYSE indices.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA.

The consolidated financial statements for all periods presented in this Form 10-K are prepared in conformity with U.S. generally accepted accounting principles.

The Selected Consolidated Financial Data below include the results of Artisan, Lionsgate UK (formerly Redbus) and Debmar from their acquisition dates of December 16, 2003, October 17, 2005 and July 3, 2006, respectively, onwards. Due to the acquisitions, the Company’s results of operations for the year ended March 31, 2007, 2006 and 2005 and financial positions as at March 31, 2007, 2006, 2005 and 2004 are not directly comparable to prior reporting periods.

The information presented in the table below has been adjusted to reflect the Studio Facility as a discontinued operation as described in note 12 of our Notes to the Financial Statements included in this Form 10-K.

	Year Ended March 31,
	2007	2006	2005	2004	2003
	(Amounts in thousands, except per share amounts)

Statement of Operations Data:
Revenues	$976,740	$945,385	$838,097	$369,636	$259,508
Expenses:
Direct operating	436,818	458,990	353,790	179,268	132,225
Distribution and marketing	404,410	399,299	364,281	207,045	87,403
General and administration	90,782	69,936	69,258	42,603	29,089
Severance and relocation costs	—	—	—	5,575	—
Write-down of other assets	—	—	—	11,686	—
Depreciation	2,786	1,817	2,370	2,451	1,202

Total expenses	934,796	930,042	789,699	448,628	249,919

Operating Income (Loss)	41,944	15,343	48,398	(78,992)	9,589

Other Expenses (Income):
Interest expense	17,832	18,860	25,318	13,154	8,126
Interest rate swaps mark-to-market	—	123	(2,453)	(833)	3,163
Interest and other income	(11,930)	(4,304)	(3,440)	(136)	(77)
Gain on sale of equity securities	(1,722)	—	—	—	—
Minority interests	—	—	107	—	—

Total other expenses, net	4,180	14,679	19,532	12,185	11,212

Income (Loss) Before Items Related to Equity Method Investees and Income Taxes	37,764	664	28,866	(91,177)	(1,623)
Gain on sale of equity interests	—	—	—	—	2,131
Equity interests	(2,605)	(74)	(200)	(2,169)	(2,112)

Income (Loss) Before Income Taxes	35,159	590	28,666	(93,346)	(1,604)
Income tax provision (benefit)	7,680	(1,030)	8,747	(203)	1,110

Income (loss) before discontinued operations	27,479	1,620	19,919	(93,143)	(2,714)
Income from discontinued operations (including gain on sale in 2006 of $4,872), net of tax of nil, $2,464, $200, $576 and $711	—	4,476	362	1,047	1,291

Net Income (Loss)	27,479	6,096	20,281	(92,096)	(1,423)
Modification of warrants	—	—	—	(2,031)	—
Dividends on Series A preferred shares	—	—	—	(387)	(1,584)
Accretion and amortization on Series A preferred shares	—	—	—	(643)	(1,383)

Net Income (Loss) Available to Common Shareholders	$27,479	$6,096	$20,281	$(95,157)	$(4,390)

Basic Per Share Data:
Basic Income (Loss) Per Common Share From Continuing Operations	$0.25	$0.02	$0.20	$(1.36)	$(0.13)
Basic Income Per Common Share From Discontinued Operations	—	0.04	0.01	0.01	0.03

Basic Net Income (Loss) per Common Share	$0.25	$0.06	$0.21	$(1.35)	$(0.10)

	Year Ended March 31,
	2007	2006	2005	2004	2003
	(Amounts in thousands, except per share amounts)

Diluted Per Share Data:
Diluted Income (Loss) Per Common Share From Continuing Operations	$0.25	$0.02	$0.19	$(1.36)	$(0.13)
Diluted Income Per Common Share From Discontinued Operations	—	0.04	0.01	0.01	0.03

Diluted Net Income (Loss) per Common Share	$0.25	$0.06	$0.20	$(1.35)	$(0.10)

Weighted average number of shares used in the computation of:
Basic income (loss) per share	108,398	103,066	97,610	70,656	43,232
Diluted income (loss) per share	111,164	106,102	103,375	70,656	43,232
Other Data:
Cash flow provided by (used in) operating activities	$107,817	$123,012	$95,496	$(116,411)	$17,490
Cash flow provided by (used in) investing activities	(107,617)	(165,334)	(1,312)	(149,730)	4,840
Cash flow provided by (used in) financing activities	4,277	(23,065)	10,918	267,171	(22,848)
Balance Sheet Data (at end of period):
Cash and cash equivalents	51,497	46,978	112,839	7,089	6,851
Investments — auction rate securities	237,379	167,081	—	—	—
Investment in films and television programs	493,140	417,750	367,376	406,170	177,689
Total assets	1,137,095	1,053,249	854,629	762,683	340,691
Bank loans	—	—	1,162	326,174	125,345
Subordinated notes	325,000	385,000	390,000	65,000	—
Total liabilities	889,205	903,979	737,490	693,074	269,028
Redeemable preferred shares	—	—	—	—	28,031
Shareholders’ equity	247,890	149,270	117,139	69,609	43,632

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Revision to Present the Studio Facility as a Discontinued Operation

The Company’s consolidated statements of income for all years presented have been revised to reflect the gain on sale of the studio facility and all revenues and expenses of the studio facility net within the discontinued operations section of the consolidated statements of income. Similarly, the Company’s statements of cash flows have been revised to distinguish the cash flows of continuing operations from cash flows from discontinued operations.

There is no change to reported net income or loss, retained earnings or equity as previously reported for any period presented.

Overview

Lions Gate Entertainment Corp. (“Lionsgate,” the “Company,” “we,” “us” or “our”) is a diversified independent producer and distributor of motion pictures, television programming, home entertainment, family entertainment, video-on-demand and music content. We release approximately 18 to 22 motion pictures theatrically per year. Our theatrical releases include films we produce in-house and films we acquire from third parties. We also have produced approximately 77 hours of television programming on average each of the last three years. Our disciplined approach to acquisition, production and distribution is designed to maximize our profit by balancing our financial risks against the probability of commercial success of each project. We currently distribute our library of more than 10,000 motion picture titles and television episodes and programs directly to retailers, video rental stores, and pay and free television channels in the US, UK and Ireland, and indirectly to other international markets through third parties. We own a minority interest in CinemaNow, Inc. (“CinemaNow”), an internet video-on-demand provider. We also own a minority interest in Maple Pictures Corp. (“Maple Pictures”), a Canadian film and television distributor based in Toronto, Canada. We have an output arrangement with Maple Pictures through which we distribute our library and titles in Canada.

A key element of our strategy is to acquire individual properties, including films and television programs, libraries, and entertainment studios and companies, to enhance our competitive position and generate significant financial returns. During previous periods, we acquired and integrated into our business: Lionsgate UK (formerly Redbus) (October 2005), an independent United Kingdom film distributor, which provided us the ability to self-distribute our motion pictures in the UK and Ireland and included the acquisition of the Redbus library of approximately 130 films; certain of the film assets and accounts receivable of Modern Entertainment, Ltd. (August 2005), a licensor of film rights to DVD distributors, broadcasters and cable networks; Artisan Entertainment Inc. (December 2003), a diversified motion picture, family and home entertainment company; and Trimark Holdings, Inc. (October 2000), a worldwide distributor of entertainment content that distributed directly in the US and through third parties to the rest of the world. During fiscal 2007 (in July 2006), we acquired Debmar-Mercury, an independent syndicator of film and television packages.

Our revenues are derived from the following business segments:

•	Motion Pictures, which includes Theatrical, Home Entertainment, Television and International Distribution. Theatrical revenues are derived from the theatrical release of motion pictures in the United States which are distributed to theatrical exhibitors on a picture by picture basis. The financial terms that we negotiate with our theatrical exhibitors generally provide that we receive a percentage of the box office results and are negotiated on a picture by picture basis. Home entertainment revenues are derived primarily from the sale of video and DVD releases of our own productions and acquired films, including theatrical releases and direct-to-video releases, to retail stores. In addition, we have revenue sharing arrangements with certain rental stores which generally provide that in exchange for a nominal or no upfront sales price we share in the rental revenues generated by each such store on a title by title basis. Television revenues are primarily derived from the licensing of our productions and acquired films to the domestic cable, free and pay television markets. International revenues include revenues from our UK subsidiary and from the licensing of our productions and acquired films to international markets on a territory-by-territory basis. Our revenues are derived from the United States, Canada and other foreign countries; none of the foreign countries individually comprised greater than 10% of total revenue. (See note 16 of our accompanying consolidated financial statements.)

•	Television Productions includes the licensing to domestic and international markets of one-hour and half-hour drama series, television movies and mini-series and non-fiction programming and revenues from the sale of television production movies or series in other media including home entertainment.

•	Studio Facilities, which was sold on March 15, 2006. (See note 12 of our accompanying consolidated financial statements.)

Our primary operating expenses include the following:

•	Direct Operating Expenses, which include amortization of production or acquisition costs, participation and residual expenses and provision for doubtful accounts. Participation costs represent contingent consideration payable based on the performance of the film to parties associated with the film, including producers, writers, directors or actors, etc. Residuals represent amounts payable to various unions or “guilds” such as the Screen Actors Guild, Directors Guild of America, Writers Guild of America, based on the performance of the film in certain ancillary markets or based on the individual’s (i.e. actor, director, writer) salary level in the television market.

•	Distribution and Marketing Expenses, which primarily include the costs of theatrical “prints and advertising” and of video and DVD duplication and marketing. Theatrical print and advertising represent the costs of the theatrical prints delivered to theatrical exhibitors and advertising includes the advertising and marketing cost associated with the theatrical release of the picture. Video and DVD duplication represent the cost of the video and DVD product and the manufacturing costs associated with creating the physical products. Video and DVD marketing costs represent the cost of advertising the product at or near the time of its release or special promotional advertising.

•	General and Administration Expenses, which include salaries and other overhead.

Our financial results include the results of Artisan, Lionsgate UK (formerly Redbus) and Debmar from their acquisition dates of December 16, 2003, October 17, 2005 and July 3, 2006, respectively, onwards. Due to the acquisitions, the Company’s results of operations for the years ended March 31, 2007, 2006 and 2005 and financial positions as at March 31, 2007 and 2006 are not directly comparable to prior reporting periods.

Recent Developments

Theatrical Slate Financing.  On May 25, 2007, the Company, through a series of agreements, closed a theatrical slate funding arrangement. Under this arrangement Pride Pictures LLC, an unrelated entity, will fund, generally, 50% of the Company’s production, acquisition, marketing and distribution costs of theatrical feature films up to an aggregate of approximately $204 million before transaction costs (consisting of $35 million of debt instruments, $35 million of equity and $134 million from a senior credit facility, which is subject to a borrowing base). The percentage of the contribution may vary on certain pictures. The slate of films covered by the arrangement is expected to be comprised of 23 films over the next three years. Pride Pictures LLC will participate in a pro rata portion of the pictures net profits or losses similar to a co production arrangement based on the portion of costs funded. The Company continues to distribute the pictures covered by the arrangement with a portion of net profits after all costs and the Company’s distribution fee being distributed to Pride Pictures LLC based on their pro rata contribution to the applicable costs similar to a back-end participation on a film.

Horror Entertainment, LLC.  On October 10, 2006, the Company purchased 300 membership interests in Horror Entertainment, LLC (“FEARnet”), a multiplatform programming and content service provider of horror genre films operating under the branding of “FEARnet.” In addition, the Company entered into a five-year license agreement with FEARnet for the US territories and possessions whereby the Company will license content to FEARnet for video-on-demand and broadband exhibition. The Company has agreed not to compete in the area of a channel within the horror genre and the Company cannot license to a horror genre competitor more than 25 titles in any year during the term of the license agreement. The Company made a capital contribution to FEARnet of $5.1 million at the date of acquisition, which includes direct transaction costs of $0.1 million, and has committed to a total capital contribution of $13.3 million, which is expected to be fully funded over the next two-year period. Under certain circumstances, if the Company defaults on any of its funding obligations, then the Company could forfeit its equity and its license agreement with FEARnet could be terminated. The Company is accounting for the investment in FEARnet using the equity method because of the Company’s ownership percentage of 33.33%. Due to the timing in availability of financial statements from FEARnet, the Company will record its share of the FEARnet results on a one quarter lag. The Company recorded a $1.5 million loss in its equity interests associated with FEARnet’s operations through December 31, 2006 in the consolidated statement of operations for the fiscal year ended March 31, 2007. The investment in FEARnet is $3.6 million as of March 31, 2007.

4.875% Notes Conversion.  On December 15, 2006, in response to our optional redemption notice, all of the noteholders of the 4.875% Convertible Senior Subordinated Notes (“4.875% Notes”) voluntarily elected to convert their notes into the Company’s common shares. A total of $60 million of principal was converted into 11,111,108 common shares at a conversion price of $5.40 per share. In connection with this conversion, the principal amount net of the unamortized portion of the financing costs of approximately $2.1 million associated with the original issuance of the 4.875% Convertible Senior Subordinated Notes was recorded as an increase to common shares. The shares issued pursuant to the conversion were previously reserved for such issuance pursuant to the conversion.

Debmar.  On July 3, 2006, the Company acquired all of the capital stock of Debmar-Mercury LLC (“Debmar”), an independent distributor of film and television packages. Consideration for the Debmar acquisition was $27.0 million, comprised of a combination of $24.5 million in cash paid on July 3, 2006 and up to $2.5 million in common shares of the Company to be issued on January 1, 2008 if there are no breaches requiring indemnification by the seller of certain representations and warranties made by the seller. An additional $0.2 million has been incurred in acquisition costs. In addition, the Company assumed other obligations (including accounts payable and accrued liabilities and film obligations) of $10.5 million. The $2.5 million of shares to be issued has been recorded as part of the purchase consideration and reflected as a liability. If no incremental liabilities become known by January 1, 2008, then the shares will be issued and the $2.5 million will be reclassified to equity. The purchase price may be adjusted for the payment of additional consideration contingent on the financial performance of Debmar for the five-year period ending June 30, 2011. The Debmar acquisition provides the Company with the rights to distribute certain television properties, such as the television series South Park, and provides the Company with an experienced management team to further enhance its capacity to syndicate its own and others’ television programming and feature film packages.

The Debmar acquisition was accounted for as a purchase, with the results of operations of Debmar consolidated from July 3, 2006. Goodwill of $8.7 million represents the excess of purchase price over the fair value of the net identifiable tangible and intangible assets acquired.

CinemaNow.  At March 31, 2006, the Company had a 30% equity interest on an undiluted basis in CinemaNow, Inc. (“CinemaNow”). The investment in CinemaNow is accounted for using the equity method. The investment in CinemaNow on our consolidated balance sheet was nil at March 31, 2006. In June 2006, the Company purchased $1.0 million Series E Preferred Stock as part of a $20.3 million round of financing secured by CinemaNow. At March 31, 2007, the Company’s equity interest in CinemaNow is 18.8% on a fully diluted basis and 21.1% on an undiluted basis. The Company recorded a $1.0 million loss in its equity interests associated with CinemaNow’s operations through December 31, 2006. The investment in CinemaNow on our consolidated balance sheet was nil as of March 31, 2007.

Maple Pictures Corp.  On April 8, 2005, we entered into library and output agreements with Maple Pictures, a Canadian corporation, for the distribution of Lionsgate’s motion picture, television and home video product in Canada. Maple Pictures was formed by two former Lionsgate executives and a third-party equity investor. We also acquired a minority interest in Maple Pictures. The investment in Maple Pictures on our consolidated balance sheet was $1.8 million as of March 31, 2007.

Modern Entertainment.  On August 17, 2005, the Company acquired certain of the film assets, which included approximately 300 titles, and accounts receivable of Modern, a licensor of film rights to DVD distributors, broadcasters and cable networks, for total consideration of $7.3 million, comprised of $3.5 million in cash and 399,042 of the Company’s common shares valued at $3.8 million. In addition, the Company recorded $0.2 million in direct transaction costs comprised primarily of legal costs incurred in connection with the purchased assets. The allocation of the Modern purchase price to the tangible assets acquired was $5.3 million to investment in films and television programs and $2.2 million to accounts receivable.

Image.  During the fiscal year ended March 31, 2006, the Company purchased 4,033,996 common shares of Image Entertainment, Inc. (“Image”) at an average cost of $3.72 and a total cost of $15.0 million. In October 2005, the Company proposed to purchase 100% of Image’s outstanding common shares for $4.00 per share in cash. This proposal was rejected by a special committee of Image’s board of directors. The Company also engaged in a proxy contest with Image through its nomination of independent nominees to replace Image board members. Image’s stockholders did not elect the Company’s independent nominees. The Company subsequently made the following sales of Image common shares, resulting in the sale of all 4,033,996 common shares: (1) on March 13, 2007, the Company sold 112,500 shares at an average price of $3.17; (2) on March 14, 2007, the Company sold 11,000 shares at an average price of $3.09; and (3) on March 30, 2007, the Company sold 3,910,496 shares at an average price of $4.21. The Company’s total sale price for the Image common shares was approximately $16.7 million, resulting in a gain of approximately $1.7 million.

Redbus.  On October 17, 2005, the Company acquired all outstanding shares of Redbus, an independent film distributor located in the United Kingdom. Consideration for the Redbus acquisition was $35.5 million, comprised of a combination of $28.0 million in cash, $6.4 million in Lionsgate common shares and direct transaction costs of $1.1 million. In addition, the Company assumed other obligations (including accounts payable and accrued liabilities and film obligations) of $18.1 million. At the closing of the transaction the Company issued 643,460 common shares to the seller, Redbus Group Limited (“RGL”), valued at approximately $5.6 million, or $8.77 per share. The Company issued an additional 94,937 common shares to RGL valued at approximately $0.8 million upon satisfaction of the terms of the escrow agreement, which terminated in May 2007. This acquisition provided the Company with a library of approximately 130 films. In addition the acquisition provided the Company the capability to distribute its product directly to each market in the United Kingdom and Ireland rather than selling to distributors in those markets. Effective October 17, 2005, the Company’s credit facility was amended in connection with the acquisition of Redbus, to make available a portion of the credit facility for borrowing by Redbus in either U.S. dollars or British pounds sterling.

The Redbus acquisition was accounted for as a purchase, with the results of operations of Redbus consolidated from October 17, 2005. Goodwill of $26.3 million represents the excess of purchase price over the fair value of the net identifiable tangible and intangible assets acquired.

Lionsgate Studios.  On March 15, 2006, the Company sold its studio facilities located in Vancouver, British Columbia. The purchase price of $35.3 million (net of commissions) was paid in cash. Certain assets, including, cash and accounts receivable, were excluded from the transaction. At March 15, 2006, the carrying value of studios’ property and equipment sold in the agreement was $28.3 million and was comprised primarily of land and buildings, with carrying values of $12.6 million and $14.8 million, respectively. At March 15, 2006, the carrying value of the goodwill within the studios reporting unit was $1.9 million. The agreement also required the Company to repay the remaining balances of its mortgages payable at the close of the transaction. On March 15, 2006, the Company paid the remaining mortgages balances of $16.8 million. The Company incurred mortgage penalty costs of less than $0.1 million in connection with the repayment of the mortgages which reduced the gain on sale of studio facilities recorded during the year ended March 31, 2006 in the consolidated statements of income. In connection with the repayment of the remaining balances of its mortgages payable on its studio facilities, the Company terminated its CDN$20 million interest rate swap. The close-out value of the CDN$20 million interest rate swap was approximately $0.1 million, which the Company paid on March 15, 2006. The Company recorded a gain on the sale of the studio facilities of $4.9 million, before tax effect of approximately $1.7 million, during the year ended March 31, 2006 included in the discontinued operations line item within the consolidated statements of income. The studio facilities had revenues of nil for the year ended March 31, 2007 (2006 — $5.8 million; 2005 — $4.5 million) and segment profit of nil for the year ended March 31, 2007 (2006 — $3.5 million; 2005 — $2.2 million). The revenues and expenses of the studio facilities are reported net within the discontinued operations line item in the consolidated statements of income.

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

Management regularly reviews and revises when necessary its ultimate revenue and cost estimates, which may result in a change in the rate of amortization of film costs and participations and residuals and/or write-down of all or a portion of the unamortized costs of the film or television program to its estimated fair value. Management estimates the ultimate revenue based on experience with similar titles or title genre, the general public appeal of the cast, actual performance (when available) at the box office or in markets currently being exploited, and other factors such as the quality and acceptance of motion pictures or programs that our competitors release into the marketplace at or near the same time, critical reviews, general economic conditions and other tangible and intangible factors, many of which we do not control and which may change. In the normal course of our business, some films and titles are more successful than anticipated and some are less successful. Accordingly, we update our estimates of ultimate revenue and participation costs based upon the actual results achieved or new information as to anticipated revenue performance such as (for home video revenues) initial orders and demand from retail stores when it becomes available. An increase in the ultimate revenue will generally result in a lower amortization rate while a decrease in the ultimate revenue will generally result in a higher amortization rate and periodically results in an impairment requiring a write down of the film cost to the title’s fair value. These write downs are included in amortization expense within direct operating expenses in our consolidated statements of income.

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

Income Taxes.  The Company is subject to federal and state income taxes in the United States, and in several foreign jurisdictions in which we operate. We account for income taxes according to Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires the recognition of deferred tax assets, net of applicable reserves, related to net operating loss carryforwards and certain temporary differences. The standard requires recognition of a future tax benefit to the extent that realization of such benefit is more likely than not or a valuation allowance is applied. Because of our historical operating losses, we have provided a valuation allowance against our net deferred tax assets. When we have a history of profitable operations sufficient to demonstrate that it is more likely than not that our deferred tax assets will be realized, the valuation allowance will be reversed. However, this assessment of our planned use of our deferred tax assets is an estimate which could change in the future depending upon the generation of taxable income in amounts sufficient to realize our deferred tax assets.

Goodwill.  On April 1, 2001, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” Goodwill is reviewed annually for impairment within each fiscal year or between the annual tests if an event occurs or circumstances change that indicate it is more likely than not that the fair value of a reporting unit is less than its carrying value. The Company performs its annual impairment test as of December 31 in each fiscal year. The Company performed its annual impairment test on its goodwill as of December 31, 2006. No goodwill impairment was identified in any of the Company’s reporting units. Determining the fair value of reporting units requires various assumptions and estimates. The estimates of fair value include consideration of the future projected operating results and cash flows of the reporting unit. Such projections could be different than actual results. Should actual results be significantly less than estimates, the value of our goodwill could be impaired in the future.

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

Recent Accounting Pronouncements

Statement of Financial Accounting Standards No. 123(R).  In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123(R)). SFAS No. 123(R) revises SFAS No. 123 and eliminates the alternative to use the intrinsic value method of accounting under APB No. 25. SFAS No. 123(R) requires accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments, to account for these types of transactions using a fair-value-based method. Effective April 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment,” (SFAS No. 123(R)) using the modified-prospective transition method. Under such transition method, compensation cost recognized in the year ended March 31, 2007 includes: (a) compensation cost for all stock options granted prior to, but not yet vested as of, April 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted on or after April 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). See note 11 for further discussion of the Company’s stock-based compensation in accordance with SFAS No. 123(R).

FASB Issued Interpretation No. 48.  In July 2006, the FASB issued Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of SFAS No. 109,” which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In particular, this interpretation requires uncertain tax positions to be recognized only if they are “more-likely-than-not” to be upheld based on their technical merits. Additionally, the measurement of the tax position will be based on the largest amount that is determined to have greater than a 50% likelihood of realization upon ultimate settlement. Any resulting cumulative effect of applying the provisions of FIN 48 upon adoption would be reported as an adjustment to the beginning balance of retained earnings in the period of adoption. FIN 48 will be effective as of the beginning of fiscal year 2008. The Company is evaluating the impact, if any, the adoption of FIN 48 will have on our operating income, net earnings or retained earnings.

Statement of Financial Accounting Standards No. 157.  In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. As a result of SFAS No. 157 there is now a common definition of fair value to be used throughout GAAP. This new standard will make the measurement for fair value more consistent and comparable and improve disclosures about those measures. The statement does not require any new fair value measurement but will result in increased disclosures. This interpretation is effective for fiscal years beginning after November 15, 2007.

RESULTS OF OPERATIONS

Fiscal 2007 Compared to Fiscal 2006

Consolidated revenues in fiscal 2007 of $976.7 million represent an increase of $31.3 million, or 3.3%, compared to $945.4 million in fiscal 2006. Motion pictures segment revenue of $858.2 million in fiscal 2007 increased $45.8 million, or 5.6%, compared to $812.4 million in fiscal 2006. Television segment revenues of $118.5 million in fiscal 2007 decreased by $14.4 million, or 10.8%, compared to $132.9 million in fiscal 2006.

Motion Pictures Revenue

The increase in motion pictures revenue in fiscal 2007 was mainly attributable to increases in television and international revenue, offset by a decrease in theatrical revenue. The following table sets forth the components of revenue for the motion pictures reporting segment for the fiscal year ended March 31, 2007 and 2006:

	Year Ended	Year Ended
	March 31,	March 31,	Increase (Decrease)
	2007	2006	Amount	Percent
	(Amounts in millions)

Motion Pictures
Theatrical	$107.9	$145.5	$(37.6)	(25.8)%
Video	528.3	527.2	1.1	0.2%
Television	109.3	72.9	36.4	49.9%
International	105.2	61.2	44.0	71.9%
Other	7.5	5.6	1.9	33.9%

	$858.2	$812.4	$45.8	5.6%

The following table sets forth the titles contributing significant motion pictures revenue for the fiscal year ended March 31, 2007 and 2006:

Year Ended March 31,
2007		2006
	Theatrical and Video		Theatrical and Video
Title	Release Date	Title	Release Date

Theatrical:		Theatrical:
Akeelah and the Bee	April 2006	Crash	May 2005
Crank	September 2006	Hostel	January 2006
Daddy’s Little Girls	February 2007	Lord of War	September 2005
Employee of the Month	October 2006	Madea’s Family Reunion	February 2006
Happily N’Ever After	January 2007	Saw 2	October 2005
Saw 3	October 2006	The Devil’s Rejects	July 2005
See No Evil	May 2006	Waiting	October 2005
The Descent	August 2006
Video:		Video:
Akeelah and the Bee	August 2006	Barbie and the Magic of Pegasus	September 2005
An American Haunting	October 2006	Barbie Mermaidia	March 2006
Crank	January 2007	Crash	September 2005
Crash	September 2005	Diary of a Mad Black Woman	June 2005
Employee of the Month	January 2007	Lord of War	January 2006
Madea Goes to Jail	June 2006	Saw	February 2005
Madea’s Family Reunion	June 2006	Saw 2	February 2006
Saw 3	January 2007	The Devil’s Rejects	November 2005
See No Evil	November 2006	Waiting	February 2006
The Descent	December 2006

Television:		Television:
Akeelah and the Bee		Crash
Hostel		Diary of a Mad Black Woman
Larry the Cable Guy: Health Inspector		Open Water
Lord of War		Saw
Madea’s Family Reunion		The Cookout
Saw 2

International:		International:
Crank		Dirty Dancing
Saw		Happy Endings
Saw 2		Hotel Rwanda
Saw 3		In the Mix
The Lost City		Saw Saw 2 The Devil’s Rejects

Theatrical revenue of $107.9 million decreased $37.6 million or 25.8% in fiscal 2007 as compared to fiscal 2006 primarily due to the performance during fiscal 2007 as compared to the performance during fiscal 2006 of the theatrical releases listed in the above table. In fiscal 2007, the titles listed in the above table as contributing significant theatrical revenue represented individually between 5% and 32% of total theatrical revenue and in the aggregate approximately 92% of total theatrical revenue. In fiscal 2006, the titles listed in the above table as contributing significant theatrical revenue represented individually between 5% and 26% of total theatrical revenue and in the aggregate approximately 90% of total theatrical revenue.

Video revenue of $528.3 million increased $1.1 million or 0.2% in fiscal 2007 as compared to fiscal 2006. The increase is primarily due to an increase in revenue contributed by titles that individually make up less than 2% of total video revenue as compared to fiscal 2006, which was partially offset by a decrease in revenue generated from the titles listed in the above table. In fiscal 2007, $300.4 million, or 57%, of total video revenue was contributed by titles that individually make up less than 2% of total video revenue, and in fiscal 2006 this amounted to $284.2 million or 54% of total video revenue. The titles listed above as contributing significant video revenue in fiscal 2007 represented individually between 2% to 8% of total video revenue and in the aggregate 43% or $227.9 million of total video revenue for the year. In fiscal 2006, the titles listed above as contributing significant video revenue represented individually between 2% to 9% of total video revenue and in the aggregate 46% or $243.0 million of total video revenue for the year.

Television revenue included in motion pictures revenue of $109.3 million in fiscal 2007 increased $36.4 million, or 49.9%, compared to fiscal 2006. The increase is due to more theatrical titles with television windows opening in fiscal 2007 as compared to fiscal 2006. In fiscal 2007, the titles listed above as contributing significant television revenue represented individually between 5% to 12% of total television revenue and in the aggregate 49% or $53.8 million of total television revenue for the year. In fiscal 2006, the titles listed above as contributing significant television revenue represented individually between 5% to 16% of total television revenue and in the aggregate 59% or $43.1 million of total television revenue for the year.

International revenue of $105.2 million increased $44.0 million or 71.9% in fiscal 2007 as compared to fiscal 2006. Lionsgate UK, established from the acquisition of Redbus in fiscal 2006, contributed $45.0 million, or 42.8%, of international revenue in fiscal 2007, which included revenues from An American Haunting, Dirty Dancing, Hard Candy, Revolver, Saw 3 and Wicker Man, compared to $5.3 million, or 8.6%, of total international revenue in fiscal 2006. In fiscal 2007, the titles listed in the table above as contributing significant international revenue, which does not include revenue generated from Lionsgate UK, represented individually between 2% to 10% of total international revenue and in the aggregate 29% of total international revenue for the year. In fiscal 2006, the titles listed in the table above as contributing significant revenue represented individually between 4% to 14% of total international revenue and in the aggregate 51% of total international revenue for the year.

Television Revenue

The following table sets forth the components of revenue that make up television production revenue for the fiscal year ended March 31, 2007 and 2006:

	Year Ended	Year Ended
	March 31,	March 31,	Increase (Decrease)
	2007	2006	Amount	Percent
	(Amounts in millions)

Television Production
Domestic series licensing	$82.4	$107.6	$(25.2)	(23.4)%
Domestic television movies and miniseries	16.0	3.9	12.1	310.3%
International	11.0	19.0	(8.0)	(42.1)%
Video releases of television production	8.4	2.4	6.0	250.0%
Other	0.7	—	0.7	100.0%

	$118.5	$132.9	$(14.4)	(10.8)%

The following table sets forth the number of television episodes and hours delivered in the fiscal year ended March 31, 2007 and 2006, respectively:

	Year Ended		Year Ended
	March 31, 2007		March 31, 2006
	Episodes	Hours	Episodes	Hours

Domestic Series Licensing
One Hour Series	43	43.0	80	80.0
Half Hour Series	31	15.5	10	5.0

	74	58.5	90	85.0

Television revenue of $118.5 million in fiscal 2007 decreased by $14.4 million, or 10.8%, compared to $132.9 million in fiscal 2006, due primarily to decreases in revenue from domestic series licensing and international revenue offset by an increase in revenue from domestic television movies and miniseries and video releases of television production. Domestic series licensing decreased mainly due to a decrease in the number of television episodes delivered in fiscal 2007 as compared to fiscal 2006. Domestic series licensing for fiscal 2007 includes $14.8 million of revenue from the July 3, 2006 acquisition of Debmar. Domestic series deliveries of one-hour series in fiscal 2007 included 13 one-hour episodes of The Dresden Files, 8 one-hour episodes of Hidden Palms, 8 one-hour episodes of Dirty Dancing Reality TV Series, 13 one-hour episodes of Wildfire Season 3, 1 one-hour episode of Wildfire Season 2, 13 half-hour episodes of Lovespring International, 12 half-hour episodes of Weeds Season 2, and 6 half-hour episodes of I Pity the Fool. In fiscal 2006, domestic series deliveries of one-hour drama series included Wildfire, Missing, The Dead Zone, and The Cut, and of half-hour series included Weeds.

Television movies and miniseries revenue increased in fiscal 2007 mainly due to the delivery of The Lost Room miniseries and The Staircase Murders movie, as compared to the delivery of Three Wise Guys movie in fiscal 2006. Revenue from video releases of television production of $8.4 million in fiscal 2007 increased by $6.0 million or 250%, compared to revenue of $2.4 million in fiscal 2006. The increase is primarily due to the success of the release of Weeds Season 1 in fiscal 2007 which individually made up more than 75% of total video revenue from television production.

International and other revenue of $11.0 million decreased by $8.0 million or 42.1% in fiscal 2007 mainly due to decreases in international revenue from Missing, The Dead Zone, and The Cut offset by increases in international revenue from The Lost Room, The Dresden Files, and Wildfire, compared to international and other revenue of $19.0 million in fiscal 2006.

Direct Operating Expenses

The following table sets forth direct operating expenses by segment for the fiscal year ended March 31, 2007 and 2006:

	Year Ended			Year Ended
	March 31, 2007			March 31, 2006
	Motion			Motion
	Pictures	Television	Total	Pictures	Television	Total
	(Amounts in millions)

Direct operating expenses
Amortization of films and television programs	$147.9	$93.7	$241.6	$135.7	$117.6	$253.3
Participation and residual expense	184.5	12.2	196.7	194.6	3.2	197.8
Amortization of acquired intangible assets	0.9	—	0.9	2.0	—	2.0
Other expenses	(2.8)	0.4	(2.4)	5.2	0.7	5.9

	$330.5	$106.3	$436.8	$337.5	$121.5	$459.0

Direct operating expenses as a percentage of segment revenues	38.5%	89.7%	44.7%	41.5%	91.4%	48.6%

Direct operating expenses include amortization, participation and residual expenses and other expenses. Direct operating expenses of the motion pictures segment of $330.5 million for fiscal 2007 were 38.5% of motion pictures revenue, compared to $337.5 million, or 41.5% of motion pictures revenue for fiscal 2006. The decrease in direct operating expense of the motion pictures segment in fiscal 2007 as a percent of revenue is due to the change in the mix of titles and performance of the titles generating revenue compared to fiscal 2006 and to a lesser extent the benefit in other expense in the current year, as compared to a $5.2 million charge in other expense for fiscal 2006. The benefit in other expense in fiscal 2007 resulted primarily from the collection of accounts receivable previously reserved of approximately $1.5 million as compared to a charge in other expense for the prior period primarily related to bad debt expense associated with the bankruptcy of a large retail customer. Direct operating expenses of the motion pictures segment included charges for write downs of investment in film costs of $13.1 million and $14.8 million in fiscal 2007 and fiscal 2006, respectively, due to the lower than anticipated actual performance or previously expected performance of certain titles. In fiscal 2007, approximately $5.6 million of the write down related to the unanticipated poor performance at the box office of one motion picture and there were no other individual title write downs in fiscal 2007 that exceeded $1.0 million. In fiscal 2006 there were four motion picture write downs which exceeded $1.0 million and in the aggregate these four write downs totaled $8.3 million.

Direct operating expenses of the television segment of $106.3 million for fiscal 2007 were 89.7% of television revenue, compared to $121.5 million, or 91.4% of television revenue for fiscal 2006. The slight decrease in direct operating expense of the television segment in fiscal 2007 is due to the mix of television production revenue in fiscal 2007 compared to fiscal 2006.

Distribution and Marketing Expenses

The following table sets forth distribution and marketing expenses by segment for the fiscal year ended March 31, 2007 and 2006:

	Year Ended			Year Ended
	March 31, 2007			March 31, 2006
	Motion			Motion
	Pictures	Television	Total	Pictures	Television	Total
			(Amounts in millions)

Distribution and marketing expenses
Theatrical	$149.7	$—	$149.7	$170.0	$0.3	$170.3
Home Entertainment	202.0	2.8	204.8	209.4	2.0	211.4
Television	2.3	3.6	5.9	2.1	0.1	2.2
International	40.8	2.0	42.8	10.5	0.8	11.3
Other	1.2	—	1.2	4.1	—	4.1

	$396.0	$8.4	$404.4	396.1	3.2	399.3

The majority of distribution and marketing expenses relate to the motion pictures segment. Theatrical prints and advertising (“P&A”) in the motion pictures segment in fiscal 2007 of $149.7 million decreased $20.3 million, or 11.9%, compared to $170.0 million in fiscal 2006. Domestic theatrical P&A from the motion pictures segment in fiscal 2007 included P&A incurred on the release of titles such as Akeelah and the Bee, Crank, Daddy’s Little Girls, Employee of the Month, Saw III, See No Evil, and The Descent, which individually represented between 7% and 16% of total theatrical P&A and in the aggregate accounted for 91% of the total theatrical P&A. Theatrical P&A in fiscal 2006 included P&A incurred on the release of titles such as Saw II, Crash, Lord of War, Madea’s Family Reunion, In the Mix, The Devil’s Rejects, High Tension, Rize, Undiscovered, and Waiting, which individually represented between 3% and 15% of total theatrical P&A and in the aggregate accounted for 92% of total theatrical P&A. Undiscovered, Rize, High Tension and In the Mix, released theatrically during fiscal 2006 represented $44.8 million or 26% of theatrical P&A in fiscal 2006 and each individually contributed less than 3% and in the aggregate approximately 5% of total theatrical revenue in fiscal 2006.

Video distribution and marketing costs on motion pictures and television product in fiscal 2007 of $204.8 million decreased $6.6 million, or 3.1% , compared to $211.4 million in fiscal 2006. Video distribution and marketing costs as a percentage of video revenues was 38.2% and 39.9% in fiscal 2007 and fiscal 2006, respectively. This small decrease is mainly due to slightly higher performance in relation to distribution and marketing cost of the video releases in fiscal 2007 as compared to fiscal 2006.

International distribution and marketing expenses in fiscal 2007 includes $31.3 million of distribution and marketing costs from Lionsgate UK as a result of the acquisition of Redbus, compared to $3.9 million in fiscal 2006. Distribution and marketing expenses of the television segment includes $3.4 million as a result of the July 3, 2006 acquisition of Debmar in fiscal 2007.

General and Administrative Expenses

The following table sets forth general and administrative expenses by segment for the fiscal year ended March 31, 2007 and 2006:

	Year Ended	Year Ended
	March 31,	March 31,	Increase (Decrease)
	2007	2006	Amount	Percent
	(Amounts in millions)

General and Administrative Expenses
Motion Pictures	$30.8	$26.5	$4.3	16.2%
Television	3.2	0.5	2.7	540.0%
Corporate	56.8	42.9	13.9	32.4%

	$90.8	$69.9	$20.9	29.9%

The increase in general and administrative expenses is primarily due to corporate general and administration expenses of $56.8 million which increased by $13.9 million or 32.4% compared to $42.9 million in fiscal 2006. The increase in corporate general and administrative expenses is primarily due to an increase in stock based compensation of approximately $7.0 million, an increase in salaries and related expenses of approximately $4.8 million, and an increase in professional fees of $1.5 million, offset by a decrease in other general overhead costs. Compensation from our restricted share units amounted to $4.2 million and $1.7 million for the fiscal year ended March 31, 2007 and 2006, respectively. In addition, due to the adoption of SFAS No. 123(R), we recorded additional compensation expense related to our stock options amounting to $2.6 million in the fiscal year ended March 31, 2007 with no comparable expense in fiscal 2006. We incurred additional costs of $1.7 million recorded in the fiscal year ended March 31, 2007 compared to a benefit of $0.3 million recorded in the fiscal year ended March 31, 2006 related to stock appreciation rights which are revalued each reporting period. In fiscal 2007, $5.9 million of production overhead was capitalized compared to $5.2 million in fiscal 2006. At March 31, 2007, as disclosed in note 11 to the consolidated financial statements, there was unrecognized compensation costs of approximately $21.7 million related to stock options and restricted stock units previously granted which will be expensed over the remaining vesting periods. In addition, in fiscal 2007 the Company agreed to issue 653,332 shares of restricted stock units to two key executive officers. These restricted stock units will vest in four annual installments assuming annual performance targets to be set by the Company’s compensation committee have been met. The fair value of all of these shares as of March 31, 2007 was $7.5 million based on the market price of the Company’s common stock as of March 31, 2007. The market value will be remeasured when the performance criteria are set and the value will be expensed over the remaining vesting periods once it becomes probable that the performance targets will be satisfied.

The increase in general and administrative expenses of the motion pictures segment of $4.3 million or 16.2% is primarily due to general and administrative costs associated with Lionsgate UK. The increase in general and administrative expenses of the television segment is primarily due to the July 3, 2006 acquisition of Debmar.

Depreciation and Other Expenses (Income)

Depreciation of $2.8 million in fiscal 2007 increased $1.0 million, or 55.6%, from $1.8 million in fiscal 2006.

Fiscal 2007 interest expense of $17.8 million decreased $1.1 million, or 5.8%, from $18.9 million in fiscal 2006, mainly due to the conversion of the 4.875% senior subordinated notes on December 15, 2006, which resulted in $1.0 million less interest expense in the current fiscal year compared to the prior fiscal year.

Interest rate swaps mark-to-market was nil in fiscal 2007 as compared to a charge of $0.1 million in fiscal 2006. There were no interest rate swaps outstanding during fiscal 2007.

Interest and other income of $11.9 million for the fiscal year ended March 31, 2007 increased $7.6 million, or 176.7% compared to $4.3 million for the year ended March 31, 2006. Interest and other income in fiscal 2007 was earned on the cash balance and available-for-sale investments held during the fiscal year ended March 31, 2007.

Gain on sale of equity securities of $1.7 million for the fiscal year ended March 31, 2007 resulted from the sale of the Company’s investment of 4,033,996 common shares of Image Entertainment, Inc., as compared to nil for the fiscal year ended March 31, 2006.

The equity interests in fiscal 2007 included a $1.5 million loss from the Company’s 33.33% equity interests in Horror Entertaiment, LLC, a $1.0 million loss from the Company’s 18.8% equity interests in CinemaNow, and a $0.1 million loss from the Company’s 10% equity interest in Maple. The Company’s equity interests from Horror Entertainment, LLC related to its $5.1 million investment during fiscal 2007, and the Company’s equity interests from CinemaNow related to its $1.0 million investment during fiscal 2007. Equity interests of $0.1 million for the fiscal year ended March 31, 2006 includes $0.1 million equity interest in the loss of Maple Pictures consisting of 10% of the losses of Maple Pictures.

The Company had an income tax expense of $7.7 million in fiscal 2007, compared to an income tax benefit of $1.0 million in fiscal 2006. The tax expense reflected in the current period is primarily attributable to U.S. federal and state taxes. In fiscal 2007 the tax provision includes a non-cash deferred tax charge of $6.8 million resulting from the utilization of pre-acquisition net operating losses. The valuation allowance associated with the pre-acquisition net operating losses was reduced with a corresponding reduction in goodwill. The Company’s actual annual effective tax rate will differ from the statutory federal rate as a result of several factors, including changes in the valuation allowance against net deferred tax assets, non-temporary differences, foreign income taxed at different rates, state and local income taxes and the utilization of acquired net operating losses. Income tax loss carryforwards amount to approximately $116.4 million for U.S. federal income tax purposes available to reduce income taxes over twenty years, $80.4 million for US state income tax purposes available to reduce income taxes over future years with varying expirations, $29.2 million for Canadian income tax purposes available to reduce income taxes over eight years, $13.7 million for United Kingdom income tax purposes available indefinitely to reduce future income taxes and $0.9 million for Australian income tax purposes available indefinitely to reduce future income taxes.

Income before discontinued operations for the fiscal year ended March 31, 2007 was $27.5 million, or basic earnings per common share from continuing operations of $0.25 on 108.4 million weighted average common shares outstanding. This compares to income before discontinued operations for the fiscal year ended March 31, 2006 of $1.6 million, or basic income per common share from continuing operations of $0.02 on 103.1 million weighted average common shares. Diluted earnings per common share from continuing operations for the fiscal year ended March 31, 2007 was $0.25 on 111.2 million weighted average dilutive common shares. Diluted earnings per common share from continuing operations for the fiscal year ended March 31, 2006 was $0.02 on 106.1 million weighted average dilutive common shares.

Income from discontinued operations for the fiscal year ended March 31, 2007 and 2006, respectively, was nil and $4.5 million. Basic and dilutive income per share from discontinued operations was $0.00 and $0.04, for the fiscal year ended March 31, 2007 and 2006, respectively. Income from discontinued operations for the year ended March 31, 2006 includes a gain of $4.9 million, before tax effect of approximately $1.7 million, on the sale of its studio facilities located in Vancouver, British Columbia. The transaction was completed on March 15, 2006. Studio facilities previously comprised the Company’s studio facilities reporting segment.

Net income for the fiscal year ended March 31, 2007 was $27.5 million, or basic net income per share of $0.25, on 108.4 million weighted average common shares outstanding. This compares to net income for the year ended March 31, 2006 of $6.1 million, or basic net income per share of $0.06, on 103.1 million weighted average common shares outstanding. Diluted net income per share for the year ended March 31, 2007 was $0.25 on 111.2 million weighted average dilutive common shares. Diluted net income per share for the year ended March 31, 2006 was $0.06 on 106.1 million weighted average dilutive common shares.

Fiscal 2006 Compared to Fiscal 2005

Consolidated revenues in fiscal 2006 of $945.4 million increased $107.3 million, or 12.8%, compared to $838.1 million in fiscal 2005. Motion pictures revenue of $812.4 million in fiscal 2006 increased $57.1 million, or 7.6%, compared to $755.3 million in fiscal 2005. Television revenues of $132.9 million in fiscal 2006 increased by $50.1 million, or 60.5%, compared to $82.8 million in fiscal 2005.

Motion Pictures Revenue

The increase in motion pictures revenue in fiscal 2006 was mainly attributable to increases in video and television revenue, offset by a decrease in international revenue. The following table sets forth the components of revenue for the motion pictures reporting segment for the fiscal year ended March 31, 2006 and 2005:

	Year Ended	Year Ended
	March 31,	March 31,	Increase (Decrease)
	2006	2005	Amount	Percent
	(Amounts in millions)

Motion Pictures
Theatrical	$145.5	$142.8	$2.7	1.9%
Video	527.2	465.3	61.9	13.3%
Television	72.9	61.6	11.3	18.3%
International	61.2	79.5	(18.3)	(23.0)%
Other	5.6	6.1	(0.5)	(8.2)%

	$812.4	$755.3	$57.1	7.6%

The following table sets forth the titles contributing significant motion pictures revenue for the fiscal year ended March 31, 2006 and 2005:

Year Ended March 31,
2006		2005
	Theatrical and Video		Theatrical and Video
Title	Release Date	Title	Release Date

Theatrical:		Theatrical:
Crash	May 2005	Diary of a Mad Black Woman	February 2005
Hostel	January 2006	Fahrenheit 9/11	June 2004
Lord of War	September 2005	Godsend	April 2004
Madea’s Family Reunion	February 2006	Open Water	August 2004
Saw 2	October 2005	Saw	October 2004
The Devil’s Rejects	July 2005	The Cookout	September 2004
Waiting	October 2005	The Punisher	April 2004
Video:		Video:
Barbie and the Magic of Pegasus	September 2005	Barbie Fairytopia	March 2005
Barbie Mermaidia	March 2006	Barbie in the Princess and the Pauper	September 2004
Crash	September 2005	Dirty Dancing: Havana Nights	July 2004
Diary of a Mad Black Woman	June 2005	Godsend	August 2004
Lord of War	January 2006	Open Water	December 2004
Saw	February 2005	Saw	February 2005
Saw 2	February 2006	The Cookout	January 2005
The Devil’s Rejects	November 2005	The Punisher	September 2004
Waiting	February 2006

Television:		Television:
Crash		Cabin Fever
Diary of a Mad Black Woman		Dirty Dancing: Havana Nights
Open Water		Fahrenheit 9/11
Saw		Godsend
The Cookout		The Punisher

International:		International:
Dirty Dancing		Final Cut
Happy Endings		Godsend
Hotel Rwanda		Open Water
In the Mix		Prince and the Freshman
Saw		Saw
Saw 2		The Punisher
The Devil’s Rejects

Theatrical revenue of $145.5 million in fiscal 2006 increased $2.7 million, or 1.9%, compared to $142.8 million in fiscal 2005 due to the performance during fiscal 2006 of the theatrical releases listed in the above table. In fiscal 2006, the titles listed in the above table as contributing significant theatrical revenue represented individually between 5% and 26% of total theatrical revenue and in the aggregate approximately 90% of total theatrical revenue. In fiscal 2005, the titles listed in the above table as contributing significant theatrical revenue represented individually between 3% and 34% of total theatrical revenue and in the aggregate approximately 93% of total theatrical revenue.

Video revenue of $527.2 million increased $61.9 million or 13.3% in fiscal 2006 as compared to fiscal 2005. The increase is due to the success of the top performing titles for fiscal 2006 listed in the table above, including the winner of the 2006 Best Picture Academy Award®, Crash and the continued success of the Saw franchise. The titles listed above as contributing significant video revenue in fiscal 2006 represented individually between 2% to 9% of total video revenue and in the aggregate 46% or $243.0 million of total video revenue for fiscal 2006. In fiscal 2005, the titles listed above as contributing significant video revenue represented individually between 2% to 10% of total video revenue and in the aggregate 39% or $179.4 million of total video revenue for fiscal 2005. The success of the top performing titles in 2006 was slightly offset by a small decrease in revenue contributed by titles that individually make up less than 2% of total video revenue in fiscal 2006 as compared to fiscal 2005. In fiscal 2006, $284.2 million, or 54%, of total video revenue was contributed by titles that individually make up less than 2% of total video revenue, and in fiscal 2005 this amounted to $285.9 million or 61% of total video revenue.

Television revenue included in motion pictures revenue of $72.9 million in fiscal 2006 increased $11.3 million, or 18.3%, compared to $61.6 million in fiscal 2005. The increase is due to more successful theatrical titles with television windows opening in fiscal 2006 as compared to fiscal 2005. In fiscal 2006, the titles listed above as contributing significant television revenue represented individually between 5% to 16% of total television revenue and in the aggregate 59% of total television revenue. In fiscal 2005, the titles listed above as contributing significant television revenue in fiscal 2005 represented individually between 5% to 18% of total television revenue and in the aggregate 47% of total television revenue.

International revenue of $61.2 million decreased $18.3 million or 23.0% in fiscal 2006 as compared to fiscal 2005. Lionsgate UK, established from the acquisition of Redbus in fiscal 2006, contributed $5.3 million, or 8.6% of international revenue in fiscal 2006 compared to nil in fiscal 2005 or 0.0%. The decrease in international revenue in fiscal 2006 is due to the performance of the significant titles listed in the table above. Specifically, in fiscal 2005 one title contributed individually 25% of international revenue, whereas in fiscal 2006 the top performing title contributed individually only 14% of international revenue. In fiscal 2006, the titles listed in the table above as contributing significant international revenue, represented individually between 4% to 14% of total international revenue and in the aggregate 51% of total international revenue. In fiscal 2005, the titles listed in the table above as contributing significant revenue represented individually between 4% to 25% of total international revenue and in the aggregate 74% of total international revenue.

Television Revenue

The following table sets forth the components of revenue that make up television production revenue for the fiscal year ended March 31, 2006 and 2005:

	Year Ended	Year Ended
	March 31,	March 31,	Increase (Decrease)
	2006	2005	Amount	Percent
	(Amounts in millions)

Television Production
Domestic series licensing	$107.6	$34.5	$73.1	211.9%
Domestic television movies and miniseries	3.9	25.5	(21.6)	(84.7)%
International	19.0	19.6	(0.6)	(3.1)%
Video releases of television production	2.4	2.9	(0.5)	(17.2)%
Other	—	0.3	(0.3)	(100.0)%

	$132.9	$82.8	$50.1	60.5%

The following table sets forth the number of television episodes and hours delivered in the fiscal year ended March 31, 2006 and 2005:

	Year Ended		Year Ended
	March 31, 2006		March 31, 2005
	Episodes	Hours	Episodes	Hours

Domestic Series Licensing
One Hour Series	80	80.0	48	48.0
Half Hour Series	10	5.0	—	—

	90	85.0	48	48.0

Television revenue of $132.9 million in fiscal 2006 increased by $50.1 million, or 60.5%, compared to $82.8 million in fiscal 2005, due primarily to higher domestic series licensing revenue, offset by lower revenue from domestic television movies and miniseries. Domestic series licensing revenue for fiscal 2006 increased mainly due to revenue from The Cut, Weeds Season 1, Wildfire Seasons 1 & 2, Missing Season 3 and increased revenues from The Dead Zone. Domestic series deliveries of one-hour drama series in fiscal 2006 included 25 hours of Wildfire,

23 hours of The Dead Zone, 19 hours of Missing, 13 hours of The Cut and of half-hour drama series included 10 half-hours of Weeds. In fiscal 2005, domestic deliveries of one-hour series included 18 hours of Missing, 13 hours of Second Verdict, 12 hours of The Dead Zone and 5 hours of Five Days to Midnight. The decrease in television movies and miniseries revenue in fiscal 2006 was due to the delivery of Three Wise Guys movie in fiscal 2006, as compared to the delivery of Five Days to Midnight, Widow on the Hill, Frankenstein, Baby for Sale, Infidelity and Brave New Girl in fiscal 2005.

Direct Operating Expenses

The following table sets forth direct operating expenses by segment for the fiscal year ended March 31, 2006 and 2005:

	Year Ended			Year Ended
	March 31, 2006			March 31, 2005
	Motion			Motion
	Pictures	Television	Total	Pictures	Television	Total
	(Amounts in millions)

Direct operating expenses
Amortization of films and television programs	$135.7	$117.6	$253.3	$146.0	$67.4	$213.4
Participation and residual expense	194.6	3.2	197.8	143.2	0.1	143.3
Amortization of acquired intangible assets	2.0	—	2.0	2.2	—	2.2
Other expenses	5.2	0.7	5.9	(4.0)	(1.1)	(5.1)

	$337.5	$121.5	$459.0	$287.4	$66.4	$353.8

Direct operating expenses as a percentage of segment revenues	41.5%	91.4%	48.6%	38.1%	80.2%	42.2%

Direct operating expenses include amortization, participation and residual expenses and other expenses. Direct operating expenses of the motion pictures segment of $337.5 million for fiscal 2006 were 41.5% of motion pictures revenue, compared to $287.4 million, or 38.1% of motion pictures revenue for fiscal 2005. Direct operating expenses as a percentage of revenue for the motion pictures segment increased in fiscal 2006 as compared to fiscal 2005 due to the mix of titles and performance of the titles generating revenue and due to a provision for doubtful accounts recorded in fiscal 2006, primarily for a video retail customer, of $4.4 million as compared to a reversal in the prior year of a $4.6 million provision for certain accounts receivable balances that had been previously reserved. These amounts were collected during fiscal 2005. Direct operating expenses of the motion pictures segment included charges for write downs of investment in film costs of $14.8 million and $9.3 million in fiscal 2006 and fiscal 2005, respectively, due to the lower than anticipated actual performance or previously expected performance of certain titles. In fiscal 2006 there were four motion picture write downs which individually exceeded $1.0 million and in the aggregate these four write downs totaled $8.3 million. In fiscal 2005, approximately $1.8 million of the write down related to the unanticipated poor performance at the box office of one motion picture and there were no other write downs in fiscal 2005 that exceeded $1.0 million.

Direct operating expenses of the television segment of $121.5 million for fiscal 2006 were 91.4% of television revenue, compared to $66.4 million, or 80.2% of television revenue for fiscal 2005. The increase in direct operating expense of the television segment as a percentage of revenue in fiscal 2006 is due to the increase in television production programs at lower overall margins associated with new programming in fiscal 2006 compared to fiscal 2005.

Distribution and Marketing Expenses

The following table sets forth distribution and marketing expenses by segment for the fiscal year ended March 31, 2006 and 2005:

	Year Ended			Year Ended
	March 31, 2006			March 31, 2005
	Motion			Motion
	Pictures	Television	Total	Pictures	Television	Total
	(Amounts in millions)

Distribution and marketing expenses
Theatrical	$170.0	$0.3	$170.3	$156.1	$—	$156.1
Home Entertainment	209.4	2.0	211.4	197.7	2.3	200.0
Television	2.1	0.1	2.2	1.0	0.2	1.2
International	10.5	0.8	11.3	5.8	0.2	6.0
Other	4.1	—	4.1	1.0	—	1.0

	$396.1	$3.2	$399.3	361.6	2.7	364.3

The majority of distribution and marketing expenses relate to the motion pictures segment. Theatrical prints and advertising (“P&A”) in the motion pictures segment in fiscal 2006 of $170.0 million increased $13.9 million, or 8.9%, compared to $156.1 million in fiscal 2005. Domestic theatrical P&A from the motion pictures segment in fiscal 2006 included P&A incurred on the release of titles such as Saw II, Crash, Lord of War, Madea’s Family Reunion, In the Mix, The Devil’s Rejects, High Tension, Rize, Undiscovered, and Waiting, which combined accounted for 92% of the total theatrical P&A. Undiscovered, Rize, High Tension and In the Mix, released theatrically during fiscal 2006 represented $44.8 million or 26% of theatrical P&A in fiscal 2006 and each individually contributed less than 3% and in the aggregate approximately 5% of total theatrical revenue in fiscal 2006. Theatrical P&A in fiscal 2005 included P&A incurred on the release of titles such as Saw, Open Water, Godsend, The Punisher, Diary of a Mad Black Woman, Fahrenheit 9/11, The Cookout and Beyond the Sea, representing approximately 86% of total theatrical P&A. Beyond the Sea did not generate significant theatrical revenues in fiscal 2005.

Video distribution and marketing costs on motion pictures and television product in fiscal 2006 of $211.4 million increased $11.4 million, or 5.7%, compared to $200.0 million in fiscal 2005 due to an increase in marketing and duplication costs related to the increase in video revenues generated during the year, primarily due to the significant releases in the table noted above. Video distribution and marketing costs as a percentage of video revenues was 39.9% and 42.8% in fiscal 2006 and fiscal 2005, respectively. This decrease is mainly due to the increase in revenues generated by the significant releases in fiscal 2006 as noted in the table above and the performance of these releases in relation to distribution and marketing costs in fiscal 2006 as compared to fiscal 2005.

International distribution and marketing expenses in fiscal 2006 includes $3.9 million of distribution and marketing costs from Lionsgate UK as a result of the acquisition of Redbus, compared to nil in fiscal 2005.

General and Administrative Expense

The following table sets forth general and administrative expenses by segment for the fiscal year ended March 31, 2006 and 2005:

	Year Ended	Year Ended
	March 31,	March 31,	Increase (Decrease)
	2006	2005	Amount	Percent
	(Amounts in millions)

General and Administrative Expenses
Motion Pictures	$26.5	$26.2	$0.3	1.1%
Television	0.5	1.5	(1.0)	(66.7)%
Corporate	42.9	41.6	1.3	3.1%

	$69.9	$69.3	$0.6	0.9%

The increase in general and administrative expenses is primarily due to corporate general and administration expenses of $42.9 million which increased by $1.3 million or 3.1% compared to $41.6 million in fiscal 2005. The increase in corporate general and administrative expenses is primarily due to an increase in professional fees of approximately $3.0 million, an increase in other general overhead costs of approximately $4.4 million, and an increase in salaries and related expenses of approximately $0.4 million offset by a decrease in stock based compensation of approximately $6.5 million. The decrease in stock-based compensation expense consists of a decrease in stock appreciation rights expense of $8.2 million (fiscal 2006 included a recovery of SARs’ expense of $0.3 million and fiscal 2005 included an expense of $7.9 million), offset by an increase in amortization of unearned compensation expense on restricted share units granted during the year ended March 31, 2006 of $1.7 million. The Company did not grant any restricted share units in any period prior to the year ended March 31, 2006. The increase in professional fees is primarily due to fees associated with the documentation, assessment and testing of our internal controls as required by Section 404 of the Sarbanes Oxley Act. Fiscal 2005 included general and administration expenses for Christal of $1.7 million, a variable interest entity no longer consolidated effective April 2005 due to the sale of our interest in Christal. In fiscal 2006, $5.2 million of production overhead was capitalized compared to $2.8 million in fiscal 2005. The increase in general and administrative expenses of the motion pictures segment of $0.3 million or 1.1% is primarily due to general and administrative costs associated with Lionsgate UK.

Depreciation and Other Expenses (Income)

Depreciation of $1.8 million in fiscal 2006 decreased $0.6 million, or 25.0%, from $2.4 million in fiscal 2005, primarily due to certain assets reaching the end of their useful lives during fiscal 2006 and thus becoming fully depreciated.

Fiscal 2006 interest expense of $18.9 million decreased $6.4 million, or 25.3%, from $25.3 million in fiscal 2005, primarily due to a write-off of deferred financing costs in the prior year and a decrease in interest and amortization of deferred financing fees on the credit facility, offset by an increase in interest and amortization of deferred financing fees on the subordinated notes. No amounts were outstanding under the credit facility during the year ended March 31, 2006, resulting in a decrease in interest on the credit facility. Fiscal 2006 includes a full year’s interest on the 4.875% Notes issued December 2003, the 2.9375% Notes issued October 2004 and the 3.625% Notes issued February 2005, whereas fiscal 2005 includes a year’s interest on the 4.875% Notes, approximately six months of interest and amortization on the 2.9375% Notes and approximately two months of interest and amortization on the 3.625% Notes. Fiscal 2005 includes amortization of increased deferred financing fees on the amended credit facility and write-off of increased deferred financing fees of $3.4 million on the term loan portion of the amended credit facility which was repaid December 31, 2004.

Interest rate swaps do not meet the criteria of effective hedges and, therefore, a fair valuation loss of $0.1 million was recorded in fiscal 2006 as compared to a fair valuation gain of $2.5 million recorded in fiscal 2005. The $100 million interest rate swap the Company had entered into commencing January 2003 ended September 30, 2005. The CDN$20 million interest rate swap a subsidiary of the Company had entered into commencing

September 2003 and ending September 2008 was terminated on March 15, 2006 in connection with the repayment of the remaining balances of the mortgages payable on the studio facilities.

Interest and other income of $4.3 million for the year ended March 31, 2006 increased $0.9 million, or 26.5% compared to $3.4 million for the year ended March 31, 2005. Interest income in fiscal 2006 was earned on the cash balance and available-for-sale investments held during the year ended March 31, 2006.

Equity interests of $0.1 million for the year ended March 31, 2006 period includes $0.1 million equity interest in the loss of Maple Pictures consisting of 10% of the losses of Maple Pictures. Equity interests of $0.2 million in fiscal 2005 includes $0.2 million equity interest in the loss of CinemaNow which consists of approximately 30% of the losses of CinemaNow. The investment in CinemaNow made in July 2004 was reduced to nil by September 30, 2004 and, therefore, we did not record any additional losses, as we had no further funding requirements.

The Company had an income tax benefit of $1.0 million in fiscal 2006, compared to an income tax provision of $8.7 million in fiscal 2005. The Company’s actual income tax provision differs from these amounts as a result of several factors, including non-temporary differences, foreign income taxed at different rates, state and local income taxes and the utilization of acquired net operating losses. For fiscal 2006, the release of $0.8 million of valuation allowance was recorded as a reduction of goodwill for the initial recognition of tax benefits related to acquired deductible temporary differences and net operating losses, resulting in a non-cash deferred tax expense upon the utilization of pre-acquisition net operating losses. Income tax loss carryforwards amount to approximately $180.8 million for U.S. federal income tax purposes available to reduce income taxes over twenty years, $88.4 million for US state income tax purposes available to reduce income taxes over future years with varying expirations, $38.5 million for Canadian income tax purposes available to reduce income taxes over eight years and $4.5 million for United Kingdom income tax purposes available indefinitely to reduce future income taxes.

Income before discontinued operations for the fiscal year ended March 31, 2006 was $1.6 million, or basic income per common share from continuing operations of $0.02 on 103.1 million weighted average common shares. This compares to income before discontinued operations for the fiscal year ended March 31, 2005 of $19.9 million, or basic income per common share from continuing operations of $0.20 on 97.6 million weighted average common shares. Diluted earnings per common share from continuing operations for the fiscal year ended March 31, 2006 was $0.02 on 106.1 million weighted average dilutive common shares. Diluted earnings per common share from continuing operations for the fiscal year ended March 31, 2005 was $0.19 on 103.4 million weighted average dilutive common shares.

Income from discontinued operations for the year ended March 31, 2006 and 2005, respectively, was $4.5 million and $0.4 million, or income per share from discontinued operations of $0.04 and $0.01, respectively, on 103.1 million and 97.6 million weighted average common shares, respectively. Diluted earnings per common share from discontinued operations for the fiscal year ended March 31, 2006 was $0.04 on 106.1 million weighted average dilutive common shares. Diluted earnings per common share from discontinued operations for the fiscal year ended March 31, 2005 was $0.01 on 103.4 million weighted average dilutive common shares. Income from discontinued operations for the year ended March 31, 2006 includes a gain of $4.9 million, before tax effect of approximately $1.7 million, on the sale of its studio facilities located in Vancouver, British Columbia. The transaction was completed on March 15, 2006. Studio facilities previously comprised the Company’s studio facilities reporting segment.

Net income for the fiscal year ended March 31, 2006 was $6.1 million, or basic net income per share of $0.06, on 103.1 million weighted average common shares outstanding. Diluted net income per share for the year ended March 31, 2006 was $0.06 on 106.1 adjusted weighted average common shares outstanding. This compares to net income for the year ended March 31, 2005 of $20.3 million, or basic net income per share of $0.21, on 97.6 million weighted average common shares. Diluted net income per share for the year ended March 31, 2005 was $0.20 on 103.4 million weighted average dilutive common shares.

Liquidity and Capital Resources

Our liquidity and capital resources are provided principally through cash generated from operations, issuance of subordinated notes, and our credit facility.

Convertible Senior Subordinated Notes.  In December 2003, Lions Gate Entertainment Inc. sold $60.0 million of 4.875% Notes that were to mature on December 15, 2010. We received $57.0 million of net proceeds, after paying placement agents’ fees. Offering expenses were $0.7 million. The 4.875% Notes were convertible, at the option of the holder, at any time before the close of business on the business day immediately preceding the maturity date of the 4.875% Notes, unless previously redeemed, into our common shares at a conversion rate of 185.0944 shares per $1,000 principal amount of the 4.875% Notes, which is equal to a conversion price of approximately $5.40 per share. On December 15, 2006, pursuant to our optional redemption, all of the noteholders voluntarily elected to convert their notes into the Company’s common shares pursuant to the indenture. A total of $60 million of principal was converted into 11,111,108 common shares at a conversion price of $5.40 per share. In connection with this conversion, the principal amount net of the unamortized portion of the financing costs associated with the original conversion of the 4.875% Notes of approximately $2.1 million was recorded as an increase to common shares.

In October 2004, Lions Gate Entertainment Inc. sold $150 million of the 2.9375% Notes that mature on October 15, 2024. We received $146.0 million of net proceeds after paying placement agents’ fees. Offering expenses were $0.7 million. The 2.9375% Notes are convertible at the option of the holder, at any time prior to maturity, upon satisfaction of certain conversion contingencies, into common shares of the Company at a conversion rate of 86.9565 shares per $1,000 principal amount of the 2.9375% Notes, which is equal to a conversion price of approximately $11.50 per share, subject to adjustment upon certain events. From October 15, 2009 to October 14, 2010, Lions Gate Entertainment Inc. may redeem the 2.9375% Notes at 100.839%; from October 15, 2010 to October 14, 2011, Lions Gate Entertainment Inc. may redeem the 2.9375% Notes at 100.420%; and thereafter at 100%.

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

Credit Facility.  At March 31, 2007, the Company had a $215 million revolving line of credit, of which $10 million is available for borrowing by Lionsgate UK in either U.S. dollars or British pounds sterling. At March 31, 2007, the Company had no borrowings (March 31, 2006 — nil) under the credit facility. The credit facility expires December 31, 2008 and bears interest at 2.75% over the “Adjusted LIBOR” or the “Canadian Bankers Acceptance” rate, or 1.75% over the U.S. or Canadian prime rates. The availability of funds under the credit facility is limited by the borrowing base. Amounts available under the credit facility are also limited by outstanding letters of credit which amounted to $15.2 million at March 31, 2007. At March 31, 2007, there was $199.8 million available under the credit facility. The Company is required to pay a monthly commitment fee of 0.50% per annum on the total credit facility of $215 million less the amount drawn. Right, title and interest in and to all personal property of Lions Gate Entertainment Corp. and Lions Gate Entertainment Inc. is pledged as security for the credit facility. The credit facility is senior to the Company’s film obligations and senior subordinated notes. The credit facility restricts the Company from paying cash dividends on its common shares.

Filmed Entertainment Backlog.  Backlog represents the amount of future revenue not yet recorded from executed contracts for the licensing of films and television product for television exhibition and in international markets. Backlog, which now includes the backlog from Debmar Mercury of approximately $64.3 million, at March 31, 2007 and 2006 is $320.2 million and $143.9 million, respectively. The increase in backlog is primarily due to contracted sales on titles such as House of Payne, South Park, Mad Men, Kill Point, Weeds Season 3, Dead Zone Season 5, Saw III and Employee Of The Month during the year ended March 31, 2007.

Cash Flows Provided by Operating Activities.  Cash flows provided by operating activities of continuing operations in the year ended March 31, 2007 were $107.8 million compared to cash flows provided by operating activities of continuing operations in the year ended March 31, 2006 of $120.4 million and cash flows provided by operating activities of continuing operations in the year ended March 31, 2005 of $94.8 million. The decrease in cash flows provided by operating activities in fiscal 2007 as compared to fiscal 2006 is primarily due to decreases in accounts payable and accrued liabilities, unpresented bank drafts, participations and residuals, and film obligations, offset by an increase in cash provided by the decrease in accounts receivable and deferred revenue. The increase in cash flows provided by operating activities in fiscal 2006 as compared to fiscal 2005 is primarily due to increases in amortization of films and television programs, film obligations and accounts payable and accrued liabilities, offset by an increase in investment in films and television programs and lower income from continuing operations in fiscal 2006 as compared to fiscal 2005. Cash flows provided by operating activities of discontinued operations in the year ended March 31, 2007 were nil compared to cash flows provided by operating activities of discontinued operations in the year ended March 31, 2006 of $2.6 million and cash flows provided by operating activities of discontinued operations in the year ended March 31, 2005 of $0.7 million.

Cash Flows Used in Investing Activities.  Cash flows used in investing activities of continuing operations of $107.6 million in the year ended March 31, 2007 consisted of net purchases of $70.0 million of investments available-for-sale, $8.3 million for purchases of property and equipment, $24.1 million for the acquisition of Debmar, net of cash acquired and $5.1 million for the investment in FEARnet. Cash flows used in investing activities of continuing operations of $165.4 million in the year ended March 31, 2006 included the purchase of a net $170.6 million of investments available-for-sale, $27.1 million for our acquisition of Redbus, net of cash acquired, $5.6 million for purchases of property and equipment partially offset by cash received from the sale of our studio facilities of $34.9 million and from the sale of our investment in Christal Distribution of $2.9 million. Cash flows used in investing activities of continuing operations of $1.4 million in the year ended March 31, 2005 includes cash received on the disposition of the assets and liabilities of Termite Art, a division of the television segment, less $2.6 million for purchases of property and equipment. Cash flows provided by investing activities of discontinued operations were nil for the year ended March 31, 2007 and $0.1 million for the year ended March 31, 2006 and 2005.

Cash Flows Provided by/Used in Financing Activities.  Cash flows provided by financing activities from continuing operations of $4.3 million in the year ended March 31, 2007 consisted of cash received from the issuance of common shares. Cash flows used in financing activities of continuing operations in the year ended March 31, 2006 of $20.4 million were comprised primarily of $16.2 million used to pay off the remaining mortgages payable in connection with the Company’s sale of its studio facility and $5.0 million for the repayment of a promissory note. Cash flows provided by financing activities of continuing operations in the year ended March 31, 2005 of $12.8 million were primarily cash flows from the issuance of common shares due to the exercise of stock options and warrants and from the issuance of the 2.9375% and 3.625% Notes, offset by repayment of the credit facility. Cash flows used in financing activities of discontinued operations were nil for the year ended March 31, 2007, $2.7 million for the year ended March 31, 2006 and $1.9 million for the year ended March 31, 2005.

Anticipated Cash Requirements.  The nature of our business is such that significant initial expenditures are required to produce, acquire, distribute and market films and television programs, while revenues from these films and television programs are earned over an extended period of time after their completion or acquisition. We believe that cash flow from operations, cash on hand, investments available-for-sale, credit facility availability, tax-efficient financing and production financing available will be adequate to meet known operational cash requirements for the foreseeable future, including the funding of future film and television production, film rights acquisitions and theatrical and video release schedules. We monitor our cash flow liquidity, availability, fixed charge coverage, capital base, film spending and leverage ratios with the long-term goal of maintaining our credit worthiness.

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

Future commitments under contractual obligations as of March 31, 2007 are as follows:

	Year Ended March 31,
	2008	2009	2010	2011	2012	Thereafter	Total
	(Amounts in thousands)

Future annual repayment of debt and other film obligations recorded as of March 31, 2007
Film obligations(1)	$82,350	$21,865	$3,706	$29,975	$29,988	$—	$167,884
Subordinated notes	—	—	—	—	—	325,000	325,000

	$82,350	$21,865	$3,706	$29,975	$29,988	$325,000	$492,884
Contractual commitments by expected repayment date
Distribution and marketing commitments(2)	$51,919	$70,223	$—	$—	$—	$—	$122,142
Minimum guarantee commitments(3)	66,254	14,690	2,900	2,900	—	—	86,744
Production obligation commitments(3)	3,962	7,704	—	—	—	—	11,666
Operating lease commitments	4,556	4,745	4,444	4,118	1,841	710	20,414
Other contractual obligations	5,962	4,779	256	256	256	—	11,509
Employment and consulting contracts	22,853	11,564	6,916	4,553	504	—	46,390
Interest payments on Subordinated notes	10,750	10,750	10,750	10,750	10,750	135,344	189,094

	$166,256	$124,455	$25,266	$22,577	$13,351	$136,054	$487,959

Total future commitments under contractual obligations	$248,606	$146,320	$28,972	$52,552	$43,339	$461,054	$980,843

(1)	Film obligations include minimum guarantees, theatrical marketing obligations and production obligations as disclosed in note 8. Repayment dates are based on anticipated delivery or release date of the related film or contractual due dates of the obligation.

(2)	Distribution and marketing commitments represent contractual commitments for future expenditures associated with distribution and marketing of films which the Company will distribute. The payment dates of these amounts are primarily based on the anticipated release date of the film.

(3)	Minimum guarantee commitments represent contractual commitments related to the purchase of film rights for future delivery. Production obligation commitments represent amounts committed for future film production and development to be funded through production financing and recorded as a production obligation liability. Future payments under these obligations are based on anticipated delivery or release dates of the related film or contractual due dates of the obligation. The amounts include future interest payments associated with the obligations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

Currency Rate Risk.  We incur certain operating and production costs in foreign currencies and are subject to market risks resulting from fluctuations in foreign currency exchange rates. Our principal currency exposure is between Canadian and U.S. dollars. The Company enters into forward foreign exchange contracts to hedge its foreign currency exposures on future production expenses denominated in Canadian dollars. As of March 31, 2007, we had outstanding contracts to sell US$12.8 million in exchange for CDN$15.0 million over a period of five weeks at a weighted average exchange rate of CDN$1.1759. Changes in the fair value representing an unrealized fair value gain on foreign exchange contracts outstanding during the year ended March 31, 2007 amounted to $0.3 million and are included in accumulated other comprehensive income (loss), a separate component of shareholders’ equity. During the year ended March 31, 2007, we completed foreign exchange contracts denominated in Canadian dollars. The net losses resulting from the completed contracts were $0.4 million. These contracts are entered into with a major financial institution as counterparty. We are exposed to credit loss in the event of nonperformance by the counterparty, which is limited to the cost of replacing the contracts, at current market rates. We do not require collateral or other security to support these contracts.

Interest Rate Risk.  Our principal risk with respect to our debt is interest rate risk. We currently have minimal exposure to cash flow risk due to changes in market interest rates related to our outstanding debt and other financing obligations. Our credit facility has a nil balance at March 31, 2007. Other financing obligations subject to variable interest rates include $59.1 million owed to film production entities on delivery of titles.

The table below presents repayments and related weighted average interest rates for our interest-bearing debt and production obligations and subordinate notes at March 31, 2007.

	Year Ended March 31,
	2008	2009	2010	2011	2012	Thereafter	Total
	(Amounts in thousands)

Revolving Credit Facility:
Variable(1)	$—	$—	$—	$—	$—	$—	$—
Production Obligations:
Variable(2)	50,453	8,655	—	—	—	—	59,108
Subordinated Notes:
Fixed(3)	—	—	—	—	—	150,000	150,000
Fixed(4)	—	—	—	—	—	175,000	175,000

	$50,453	$8,655	$—	$—	$—	$325,000	$384,108

(1)	Revolving credit facility, which expires December 31, 2008. At March 31, 2007, the Company had no borrowings under this facility.

(2)	Amounts owed to film production entities on anticipated delivery date or release date of the titles or the contractual due dates of the obligation. Production obligations incur interest at rates ranging from 7.32% to 8.10%. Not included in the table above are approximately $85.0 million of production obligations which are non-interest bearing.

(3)	2.9375% Notes with fixed interest rate equal to 2.9375%.

(4)	3.625% Notes with fixed interest rate equal to 3.625%.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Auditors’ Report and our Consolidated Financial Statements and Notes thereto appear in a separate section of this report (beginning on page F-1 following Part IV). The index to our Consolidated Financial Statements is included in Item 15.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We periodically review the design and effectiveness of our disclosure controls and internal control over financial reporting. We make modifications to improve the design and effectiveness of our disclosure controls and internal control structure, and may take other corrective action, if our reviews identify a need for such modifications or actions.

As of March 31, 2007, the end of the period covered by this report, the Company’s management had carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures were effective.

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

Our management has made an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2007. Management based its assessment on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on this assessment, our management has concluded that, as of March 31, 2007, the Company maintained effective internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting during the fiscal fourth quarter ended March 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Lions Gate Entertainment Corp.

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Lions Gate Entertainment Corp. maintained effective internal control over financial reporting as of March 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Lions Gate Entertainment Corp.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Lions Gate Entertainment Corp. maintained effective internal control over financial reporting as of March 31, 2007, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Lions Gate Entertainment Corp. maintained, in all material respects, effective internal control over financial reporting as of March 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Lions Gate Entertainment Corp. as of March 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2007 of Lions Gate Entertainment Corp. and our report dated May 30, 2007 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Los Angeles, California
May 30, 2007

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

Corporate Governance

The Company’s Corporate Governance Guidelines are also available on the Company’s website at http://www.lionsgate.com. You may obtain a copy of the Company’s Corporate Governance Guidelines without charge through either of the Company’s principal executive offices.

The Company has filed with the Securities and Exchange Commission its exhibits to Form 10-K, which include the Chief Executive Officer and Chief Financial Officer certifications required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. The Company has also filed with the NYSE the annual certification of its Chief Executive Officer for fiscal 2007, confirming that the Company was in compliance with NYSE corporate governance listing standards.

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

The information required by this item will be contained under the captions “Compensation Discussion and Analysis,” “Executive Compensation” and “Employment Contracts, Termination of Employment and Change-in-Control Arrangements” in the Proxy Statement, and such information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

The information required by this item will be contained under the captions “Compensation Discussion and Analysis,” “Executive Compensation” and “Equity Compensation Plan Information for Fiscal 2007” in the Proxy Statement, and such information is incorporated herein by reference.

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

(a) The following documents are filed as part of this report:

1. Financial Statements

The financial statements listed on the accompanying Index to Financial Statements are filed as part of this report at pages F-1 to F-51.

2. Financial Statement Schedules

Financial statement schedules are omitted because the required information is not applicable, or because the information required is included in the consolidated financial statements and notes thereto.

3. Exhibits

The exhibits listed on the accompanying Index to Exhibits are filed as part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 30, 2007.

LIONS GATE ENTERTAINMENT CORP.

By:	/s/ James Keegan
James Keegan
Chief Financial Officer

DATE: May 30, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates so indicated.

Each person whose signature appears below authorizes each of Jon Feltheimer, Michael Burns, Wayne Levin and James Keegan, severally and not jointly, to be his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in such person’s name, place and stead, in any and all capacities, to sign any amendments to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007; granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, shall lawfully do or cause to be done by virtue hereof.

Signature	Title	Date

/s/ Mark Amin Mark Amin	Director	May 30, 2007

/s/ Norman Bacal Norman Bacal	Director	May 30, 2007

/s/ Michael Burns Michael Burns	Director	May 30, 2007

/s/ Arthur Evrensel Arthur Evrensel	Director	May 30, 2007

/s/ Jon Feltheimer Jon Feltheimer	Chief Executive Officer (Principal Executive Officer) and Co-Chairman of the Board of Directors	May 30, 2007

/s/ James Keegan James Keegan	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	May 30, 2007

/s/ Morley Koffman Morley Koffman	Director	May 30, 2007

Signature	Title	Date

/s/ Harald Ludwig Harald Ludwig	Co-Chairman of the Board of Directors	May 30, 2007

/s/ Laurie May Laurie May	Director	May 30, 2007

/s/ G. Scott Paterson G. Scott Paterson	Director	May 30, 2007

Daryl Simm	Director	May 30, 2007

/s/ Hardwick Simmons Hardwick Simmons	Director	May 30, 2007

/s/ Brian V. Tobin Brian V. Tobin	Director	May 30, 2007

INDEX TO EXHIBITS

Exhibit
Number		Description of Documents

3	.1(10)	Articles
3.2		Notice of Articles
3.3		Vertical Short Form Amalgamation Application
3.4		Certificate of Amalgamation
4	.1(1)	Indenture dated as of December 3, 2003 among Lions Gate Entertainment Inc., Lions Gate Entertainment Corp. and J.P. Morgan Trust Company, National Association
4	.2(1)	Form of 4.875% Convertible Senior Subordinated Notes Due 2010
4	.3(1)	Form of Guaranty of 4.875% Convertible Subordinated Notes Due 2010
4	.4(2)	Indenture dated as of October 4, 2004 among Lions Gate Entertainment Inc., Lions Gate Entertainment Corp. and J.P. Morgan Trust Company, National Association
4	.5(2)	Form of 2.9375% Convertible Senior Subordinated Notes due 2024
4	.6(2)	Form of Guaranty of 2.9375% Convertible Senior Subordinated Notes due 2024
4	.7(3)	Indenture dated as of February 24, 2005 among Lions Gate Entertainment Inc., Lions Gate Entertainment Corp. and J.P. Morgan Trust Company, National Association
4	.8(3)	Form of 3.625% Convertible Senior Subordinated Notes due 2025
4	.9(3)	Form of Guaranty of 3.625% Convertible Senior Subordinated Notes due 2025
10	.1(4)	Amended Employees’ and Directors’ Equity Incentive Plan
10	.2(5)	Form of Incentive Plan Stock Option Agreement
10	.3(10)	2004 Performance Plan Restricted Share Unit Agreement
10	.4(14)	2004 Performance Incentive Plan
10	.5(10)	Form of 2004 Performance Incentive Plan Nonqualified Stock Option Agreement
10	.6(6)	Registration Rights Agreement by and among the Company, Mark Amin and Reza Amin, dated as of June 6, 2000
10.7		Director Compensation Summary
10	.8(16)	Employment Agreement between the Company and Jon Feltheimer, dated September 20, 2006
10	.9(16)	Employment Agreement between the Company and Michael Burns, dated September 1, 2006
10	.10(13)	Employment Agreement between the Company and James Keegan, dated February 21, 2006 and entered into as of April 4, 2006
10	.11(13)	Employment Agreement between the Company and Wayne Levin, dated April 1, 2006 and entered into as of May 9, 2006
10	.12(13)	Employment Agreement between the Company and Marni Wieshofer, dated January 5, 2006 and entered into as of March 7, 2006
10.13		Employment Agreement between the Company and Steve Beeks, dated March 28, 2007 and entered into as of March 29, 2007.
10	.14(7)	Amended and Restated Credit, Security, Guaranty and Pledge Agreement, dated as of December 15, 2003 among Lions Gate Entertainment Corp., Lions Gate Entertainment Inc., the Guarantors referred to therein, the Lenders referred to therein, JP Morgan Chase Bank, JP Morgan Chase Bank (Toronto Branch), Fleet National Bank and BNP Paribas, dated as of December 15, 2003
10	.15(1)	Amendment No. 1 to the Company’s Amended and Restated Credit, Security, Guaranty and Pledge Agreement, dated as of June 15, 2004, by and among Lions Gate Entertainment Corp., Lions Gate Entertainment Inc., the Guarantors referred to therein, the Lenders referred to therein, JP Morgan Chase Bank, JP Morgan Chase Bank (Toronto Branch), Fleet National Bank and BNP Paribas, dated as of December 15, 2003

Exhibit
Number		Description of Documents

10	.16(2)	Amendment No. 2 to the Amended and Restated Credit, Security, Guaranty and Pledge Agreement, dated as of September 22, 2004, by and among Lions Gate Entertainment Corp., Lions Gate Entertainment Inc., the Guarantors referred to therein, the Lenders referred to therein, JP Morgan Chase Bank, JP Morgan Chase Bank (Toronto Branch), Fleet National Bank and BNP Paribas, dated as of December 15, 2003
10	.17(8)	Amendment No. 3 to the Amended and Restated Credit, Security, Guaranty and Pledge Agreement, dated as of December 31, 2004, by and among Lions Gate Entertainment Corp., Lions Gate Entertainment Inc., the Guarantors referred to therein, the Lenders referred to therein, JP Morgan Chase Bank, JP Morgan Chase Bank (Toronto Branch), Fleet National Bank and BNP Paribas, dated as of December 15, 2003
10	.18(8)	Amendment No. 4 to the Amended and Restated Credit, Security, Guaranty and Pledge Agreement, dated as of February 15, 2005, by and among Lions Gate Entertainment Corp., Lions Gate Entertainment Inc., the Guarantors referred to therein, the Lenders referred to therein, JP Morgan Chase Bank, National Association, JP Morgan Chase Bank, National Association (Toronto Branch), Fleet National Bank and BNP Paribas, dated as of December 15, 2003
10	.19(9)	Amendment No. 5 to the Amended and Restated Credit, Security, Guaranty and Pledge Agreement, dated as of March 31, 2005, by and among Lions Gate Entertainment Corp., Lions Gate Entertainment Inc., the Guarantors referred to therein, the Lenders referred to therein, JP Morgan Chase Bank, National Association, JP Morgan Chase Bank, National Association (Toronto Branch), Fleet National Bank and BNP Paribas, dated as of December 15, 2003
10	.20(11)	Amendment No. 6 to the Amended and Restated Credit, Security, Guaranty and Pledge Agreement, dated as of June 21, 2005, by and among Lions Gate Entertainment Corp., Lions Gate Entertainment Inc., the Guarantors referred to therein, the Lenders referred to therein, JP Morgan Chase Bank, National Association, JP Morgan Chase Bank, National Association (Toronto Branch), Fleet National Bank and BNP Paribas, dated as of December 15, 2003
10	.21(11)	Amendment No. 7 to the Amended and Restated Credit, Security, Guaranty and Pledge Agreement, dated as of October 17, 2005, by and among Lions Gate Entertainment Corp., Lions Gate Entertainment Inc., the Guarantors referred to therein, the Lenders referred to therein, JP Morgan Chase Bank, National Association, JP Morgan Chase Bank, National Association (Toronto Branch), Fleet National Bank and BNP Paribas, dated as of December 15, 2003
10.22		Amendment No. 9 to the Amended and Restated Credit, Security, Guaranty and Pledge Agreement, dated as of April 2, 2007, by and among Lions Gate Entertainment Corp., Lions Gate Entertainment Inc., the Guarantors referred to therein, the Lenders referred to therein, JP Morgan Chase Bank, National Association, JP Morgan Chase Bank, National Association (Toronto Branch), Fleet National Bank and BNP Paribas, dated as of December 15, 2003
10	.23(10)	Amendment to January 5, 2000 Incentive Plan Stock Option Agreement between the Company and Michael Burns, dated December 11, 2001
10	.24(10)	Amendment to January 5, 2000 Incentive Plan Stock Option Agreement between the Company and Jon Feltheimer, dated December 11, 2001
10	.25(10)	Share Appreciation Rights Award Agreement between the Company and Steve Beeks, dated February 2, 2004
10	.26(10)	Clarification of Stock Appreciation Rights Award Letter for Steve Beeks, dated November 18, 2004
10	.27(12)	Partnership Interest Purchase Agreement, dated December 22, 2005, by and among Lions Gate Entertainment Corp., Lions Gate Films Corp., Bosa Development Corp., and 0742102 B.C. LTD.
10	.28(12)	Amendment to Partnership Interest Purchase Agreement Amendment and Removal of Conditions Precedent, January 23, 2006, by and among Lions Gate Entertainment Corp., Lions Gate Films Corp., Bosa Development Corp., and 0742102 B.C. LTD.
10	.29(13)	Agreement dated as of December 6, 2005 between Lions Gate Film, Inc. and Sobini Films, with respect to the distribution rights to the motion picture entitled “The Prince and Me II.”

Exhibit
Number		Description of Documents

10	.30(13)	Agreement dated as of March 24, 2005 between Lions Gate Films Inc. and Sobini Films, with respect to the distribution rights to the motion picture entitled “Streets of Legend.”
10	.31(13)	Agreement dated as of December 6, 2005 between Lions Gate Films Inc. and Sobini Films, with respect to the distribution rights to the motion picture entitled “Peaceful Warrior.”
10	.32(13)	Purchase Agreement dated March 17, 2006 between Lions Gate Entertainment Corp. and Icon International, Inc.
10	.33(13)	Vendor Subscription Agreement dated March 17, 2006 between Lions Gate Entertainment Corp. and Icon International, Inc.
10	.34(13)	Agreement, by and between Ignite, LLC and Lions Gate Films Inc., entered into June 13, 2006 and dated and effective as of March 13, 2006
10	.35(15)	Right of First Refusal Agreement dated as of August 29, 2006 between Lions Gate Entertainment Corp., Sobini Films and Mark Amin.
10.36		Master Covered Picture Purchase Agreement, by and between LG Film Finance I, LLC and Lions Gate Films Inc., dated as of May 25, 2007
10.37		Master Distribution Agreement, by and between Lions Gate Films Inc. and LG Film Finance I, LLC, dated as of May 25, 2007
10.38		Limited Liability Company Agreement for LG Film Finance I, LLC, dated as of May 25, 2007
21.1		Subsidiaries of the Company
23.1		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
24.1		Power of Attorney (Contained on Signature Page)
31.1		Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2		Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1		Certification of CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004 (File No. 1-14880).

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on October 4, 2004 (File No. 1-14880).

(3)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on February 25, 2005 (File No. 1-14880).

(4)	Incorporated by reference to the Company’s Definitive Proxy Statement dated August 13, 2001 (File No. 1-14880).

(5)	Incorporated by reference to the Company’s Registration Statement on Form S-2 under the Securities Act of 1933 dated April 30, 2003 (File No. 333-104836).

(6)	Incorporated by reference to the Company’s Registration Statement on Form F-4 under the Securities Act of 1933 dated August 18, 2000 (File No. 333-12406).

(7)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2003 (File No. 1-14880).

(8)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on February 22, 2005 (File No. 1-14880).

(9)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on April 14, 2005 (File No. 1-14880).

(10)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005 as filed on June 29, 2005 (File No. 1-14880).

(11)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on October 18, 2005 (File No. 1-14880).

(12)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2005 (File No. 1-14880).

(13)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006 as filed on June 14, 2006 (File No. 1-14880).

(14)	Incorporated by reference to the Company’s Definitive Proxy Statement dated July 28, 2006 (File No. 1-14880).

(15)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on September 5, 2006 (File No. 1-14880).

(16)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2006 (File No. 1-14880).

See accompanying notes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Lions Gate Entertainment Corp.

We have audited the accompanying consolidated balance sheets of Lions Gate Entertainment Corp. as of March 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lions Gate Entertainment Corp. at March 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, on April 1, 2006 Lions Gate Entertainment Corp. changed its method of accounting for share-based compensation in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Lions Gate Entertainment Corp.’s internal control over financial reporting as of March 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 30, 2007 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Los Angeles, California
May 30, 2007

LIONS GATE ENTERTAINMENT CORP.

CONSOLIDATED BALANCE SHEETS

	March 31,	March 31,
	2007	2006
	(Amounts in thousands,
	except share amounts)

ASSETS
Cash and cash equivalents	$51,497	$46,978
Restricted cash	4,915	820
Investments — auction rate securities	237,379	167,081
Investments — equity securities	125	14,921
Accounts receivable, net of reserve for video returns and allowances of $77,691 (March 31, 2006 — $73,366) and provision for doubtful accounts of $6,345 (March 31, 2006 — $10,934)	130,496	182,659
Investment in films and television programs	493,140	417,750
Property and equipment	13,095	7,218
Goodwill	187,491	185,117
Other assets	18,957	30,705

	$1,137,095	$1,053,249

LIABILITIES
Accounts payable and accrued liabilities	$155,617	$188,793
Unpresented bank drafts	—	14,772
Participation and residuals	171,156	164,326
Film obligations	167,884	120,661
Subordinated notes	325,000	385,000
Deferred revenue	69,548	30,427

	889,205	903,979

Commitments and contingencies

SHAREHOLDERS’ EQUITY
Common shares, no par value, 500,000,000 shares authorized, 116,970,280 at March 31, 2007 and 104,422,765 at March 31, 2006 shares issued and outstanding	398,836	328,771
Series B preferred shares (10 shares issued and outstanding)	—	—
Restricted share units	—	5,178
Unearned compensation	—	(4,032)
Accumulated deficit	(149,651)	(177,130)
Accumulated other comprehensive loss	(1,295)	(3,517)

	247,890	149,270

	$1,137,095	$1,053,249

See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended	Year Ended	Year Ended
	March 31,	March 31,	March 31,
	2007	2006	2005
	(Amounts in thousands,
	except per share amounts)

Revenues	$976,740	$945,385	$838,097
Expenses:
Direct operating	436,818	458,990	353,790
Distribution and marketing	404,410	399,299	364,281
General and administration	90,782	69,936	69,258
Depreciation	2,786	1,817	2,370

Total expenses	934,796	930,042	789,699

Operating income	41,944	15,343	48,398

Other expenses (income):
Interest expense	17,832	18,860	25,318
Interest rate swaps mark-to-market	—	123	(2,453)
Interest and other income	(11,930)	(4,304)	(3,440)
Gain on sale of equity securities	(1,722)	—	—
Minority interests	—	—	107

Total other expenses, net	4,180	14,679	19,532

Income before equity interests and income taxes	37,764	664	28,866
Equity interests	(2,605)	(74)	(200)

Income before income taxes	35,159	590	28,666
Income tax provision (benefit)	7,680	(1,030)	8,747

Income before discontinued operations	27,479	1,620	19,919
Income from discontinued operations (including gain on sale in 2006 of $4,872), net of tax of nil, $2,464 and $200	—	4,476	362

Net income	$27,479	$6,096	$20,281

Basic Per Share Data:
Basic Income Per Common Share From Continuing Operations	$0.25	$0.02	$0.20
Basic Income Per Common Share From Discontinued Operations	—	0.04	0.01

Basic Net Income Per Common Share	$0.25	$0.06	$0.21

Diluted Per Share Data:
Diluted Earnings Per Common Share From Continuing Operations	$0.25	$0.02	$0.19
Diluted Earnings Per Common Share From Discontinued Operations	—	0.04	0.01

Diluted Net Income Per Common Share	$0.25	$0.06	$0.20

Weighted average number of common shares outstanding:
Basic	108,398	103,066	97,610
Diluted	111,164	106,102	103,375

See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

									Accumulated
			Series B		Restricted			Comprehensive	Other
	Common Shares		Preferred Shares		Share	Unearned	Accumulated	Income	Comprehensive
	Number	Amount	Number	Amount	Units	Compensation	Deficit	(Loss)	Loss	Total
	(Amounts in thousands, except share amounts)

Balance at March 31, 2004	93,615,896	$280,501	10	$—	$—	$—	$(203,507)		$(7,385)	$69,609
Exercise of stock options	4,991,141	13,871								13,871
Exercise of warrants	3,220,867	10,842								10,842
Issuance of common shares to directors for services	15,804	137								137
Impact of previously modified stock options	—	311								311
Comprehensive income (loss)
Net income							20,281	$20,281		20,281
Foreign currency translation adjustments								2,374	2,374	2,374
Net unrealized loss on foreign exchange contracts								(286)	(286)	(286)

Comprehensive income								$22,369		—

Balance at March 31, 2005	101,843,708	305,662	10	—	—	—	(183,226)		(5,297)	117,139
Exercise of stock options	361,310	1,408								1,408
Issuance of common shares to directors for services	20,408	203								203
Impact of previously modified stock options	—	27								27
Issuance of common shares in connection with acquisition of film assets	399,042	3,775								3,775
Issuance of common shares in connection with acquisition of common shares of Image Entertainment	1,104,004	11,537								11,537
Issuance of common shares in connection with acquisition of Redbus	643,460	5,643								5,643
Issuance of restricted share units					5,694	(5,694)				—
Amortization of restricted share units						1,662				1,662
Vesting of restricted share units	50,833	516			(516)					—
Comprehensive income (loss)
Net income							6,096	$6,096		6,096
Foreign currency translation adjustments								2,223	2,223	2,223
Net unrealized loss on foreign exchange contracts								(356)	(356)	(356)
Unrealized loss on investments — available for sale								(87)	(87)	(87)

Comprehensive income								$7,876

Balance at March 31, 2006	104,422,765	328,771	10	—	5,178	(4,032)	(177,130)		(3,517)	149,270
Reclassification of unearned compensation and restricted share common units upon adoption of SFAS No. 123(R )		1,146			(5,178)	4,032				—
Exercise of stock options	1,297,144	4,277								4,277
Stock based compensation, net of share units withholding tax obligations of $504	113,695	6,517								6,517
Issuance of common shares to directors for services	25,568	238								238
Conversion of 4.875% notes, net of unamortized issuance costs	11,111,108	57,887								57,887
Comprehensive income
Net income							27,479	$27,479		27,479
Foreign currency translation adjustments								1,876	1,876	1,876
Net unrealized gain on foreign exchange contracts								259	259	259
Unrealized gain on investments — available for sale								87	87	87

Comprehensive income								$29,701		—

Balance at March 31, 2007	116,970,280	$398,836	10	$—	$—	$—	$(149,651)		$(1,295)	$247,890

See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended	Year Ended
	March 31,	March 31,	March 31,
	2007	2006	2005
	(Amounts in thousands)

Operating Activities:
Net income	$27,479	$6,096	$20,281
Income from discontinued operations	—	4,476	362

Income from continuing operations	27,479	1,620	19,919
Adjustments to reconcile income from continuing operations to net cash provided by operating activities
Depreciation of property and equipment	2,786	1,817	2,370
Amortization and write-off of deferred financing costs	3,756	3,804	6,945
Amortization of films and television programs	241,640	253,279	213,346
Amortization of intangible assets	884	2,004	2,192
Non-cash stock-based compensation	7,259	1,881	448
Interest rate swaps mark-to-market	—	123	(2,453)
Gain on disposition of assets	—	—	(666)
Gain on sale of equity securities	(1,722)	—	—
Deferred income taxes	6,780	297	6,283
Minority interests	—	—	107
Equity interests	2,605	74	200
Changes in operating assets and liabilities:
Restricted cash	(4,095)	2,093	(2,913)
Accounts receivable, net	79,704	(33,459)	(21,077)
Investment in films and television programs	(297,149)	(284,711)	(171,272)
Other assets	7,448	(7,892)	(2,149)
Accounts payable and accrued liabilities	(38,509)	49,155	4,043
Unpresented bank drafts	(14,772)	14,772	—
Participation and residuals	3,261	68,676	18,718
Film obligations	42,011	78,542	(3,124)
Deferred revenue	38,451	(31,643)	23,888

Net Cash Flows Provided By Operating Activities — continuing operations	107,817	120,432	94,805
Net Cash Flows Provided By Operating Activities — discontinued operations	—	2,580	691

Net Cash Flows Provided By Operating Activities	107,817	123,012	95,496

Investing Activities:
Purchases of investments — auction rate securities	(865,750)	(307,031)	—
Sales of investments — auction rate securities	795,448	139,950	—
Purchases of investments — equity securities	(122)	(3,470)	—
Sales of investments — equity securities	390	—	—
Funding of joint venture — FEARnet	(5,116)
Cash received from sale of investment	—	2,945	—
Cash received from disposition of assets, net	—	34,860	1,172
Acquisition of Debmar, net of cash acquired	(24,119)
Acquisition of Redbus, net of cash acquired	—	(27,138)	—
Purchases of property and equipment	(8,348)	(5,555)	(2,618)

Net Cash Flows Used In Investing Activities — continuing operations	(107,617)	(165,439)	(1,446)
Net Cash Flows Provided By Investing Activities — discontinued operations	—	105	134

Net Cash Flows Used In Investing Activities	(107,617)	(165,334)	(1,312)

Financing Activities:
Exercise of stock options	4,277	1,408	24,713
Financing fees	—	(546)	(1,612)
Increase in subordinated notes, net of issue costs	—	—	314,822
Repayment of subordinated notes	—	(5,000)	—
Repayment of bank loans	—	—	(325,111)
Repayment of mortgages payable	—	(16,224)	—

Net Cash Flows Provided By (Used In) Financing Activities — continuing operations	4,277	(20,362)	12,812
Net Cash Flows Used In Financing Activities — discontinued operations	—	(2,703)	(1,894)

Net Cash Flows Provided By (Used In) Financing Activities	4,277	(23,065)	10,918

Net Change In Cash And Cash Equivalents	4,477	(65,387)	105,102

Foreign Exchange Effects on Cash — continuing operations	42	(628)	603
Foreign Exchange Effects on Cash — discontinued operations	—	154	45

Foreign Exchange Effects on Cash	42	(474)	648

Cash and Cash Equivalents — Beginning Of Year	46,978	112,839	7,089

Cash and Cash Equivalents — End Of Year	$51,497	$46,978	$112,839

See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Operations

Lions Gate Entertainment Corp. (the “Company,” “Lionsgate,” “we,” “us” or “our”) is a diversified independent producer and distributor of motion pictures, television programming, home entertainment, video-on-demand and music content. The Company also acquires distribution rights from a wide variety of studios, production companies and independent producers.

On October 17, 2005, the Company acquired all outstanding shares of Redbus, an independent film distributor located in the United Kingdom, as described in note 12. The acquisition is included in the consolidated balance sheets and all operating results and cash flows have been included in the consolidated statements of income and cash flows from the acquisition date.

On January 23, 2006, the Company entered into an amended agreement to sell its studio facilities located in Vancouver, British Columbia as described in note 12. The transaction was completed on March 15, 2006. Studio facilities comprised the Company’s studio facilities reporting segment. Certain assets, including, cash and accounts receivable, excluded from the transaction are included in the consolidated balance sheets as of March 31, 2006. The studio facility is presented in the accompanying financial statements as a discontinued operation as described in note 12.

On July 3, 2006, the Company acquired all of the capital stock of Debmar-Mercury LLC (“Debmar”), an independent distributor of film and television packages. The acquisition is included in the consolidated balance sheets and all operating results and cash flows have been included in the consolidated statements of income and cash flows from the acquisition date.

2.	Significant Accounting Policies

(a)	Generally Accepted Accounting Principles

These consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). The Canadian dollar and the U.S. dollar are the functional currencies of the Company’s Canadian and U.S. based businesses, respectively.

(b)	Principles of Consolidation and Discontinued Operations

The accompanying consolidated financial statements of the Company include the accounts of Lionsgate and all of its majority-owned and controlled subsidiaries. The Company reviews its relationships with other entities to identify whether it is the primary beneficiary of a variable interest entity (“VIE”). If the determination is made that the Company is the primary beneficiary, then the entity is consolidated in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities.”

Investments in which the Company exercises significant influence, but does not control, are accounted for using the equity method of accounting. Investments in which there is no significant influence are accounted for using the cost method of accounting.

All significant intercompany balances and transactions have been eliminated on consolidation.

As a result of the Company’s sale of the studio facilities on March 15, 2006, the Company’s consolidated statements of income for the years ended March 31, 2006 and 2005 have been revised to reflect total revenues of $5.8 million and $4.5 million and total expenses of $6.2 million, which includes $2.5 million of taxes, and $4.1 million of the studio facilities for the years ended March 31, 2006 and 2005, respectively, net within the discontinued operations section of the consolidated statements of income.

LIONS GATE ENTERTAINMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Shipping and handling costs are included under distribution and marketing expenses in the consolidated statements of income.

Cash payments received are recorded as deferred revenue until all the conditions of revenue recognition have been met. Long-term, non-interest bearing receivables are discounted to present value. At March 31, 2007, $18.6 million of accounts receivable are due beyond one year. The accounts receivable are due as follows: $11.0 million in fiscal 2009, $5.3 million in fiscal 2010, $2.2 million in fiscal 2011 and less than $0.1 million in fiscal 2012.

(d)	Cash and Cash Equivalents

Cash and cash equivalents consist of cash deposits at financial institutions and investments in money market mutual funds.

(e)	Restricted Cash

Restricted cash represents amounts on deposit with a financial institution that are contractually designated for theatrical marketing expenses for specific titles. Refer to note 8 for the theatrical marketing obligation.

(f)	Investments

Investments classified as available-for-sale are reported at fair value based on quoted market prices, with unrealized gains and losses excluded from earnings and reported as other comprehensive income (see note 10). The cost of investments sold is determined in accordance with the average cost method and realized gains and losses are included in interest income. The Company periodically assesses its available-for-sale investments for other than temporary impairment. Any such other than temporary impairment loss is recognized as a realized loss and measured as the excess of carrying value over fair value at the time the assessment is made.

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

LIONS GATE ENTERTAINMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Home video product inventory consists of videocassettes and DVDs and are stated at the lower of cost or market value (first-in, first-out method).

(h)	Property and Equipment

Property and equipment is carried at cost less accumulated depreciation. Depreciation is provided for using the following rates and methods:

Computer equipment and software	2 – 5 years straight-line
Furniture and equipment	2 – 10 years straight-line
Leasehold improvements	Over the lease term or the useful life, whichever is shorter
Land	Not depreciated

The Company periodically reviews and evaluates the recoverability of property and equipment. Where applicable, estimates of net future cash flows, on an undiscounted basis, are calculated based on future revenue estimates, if appropriate and where deemed necessary, a reduction in the carrying amount is recorded.

(i)	Goodwill

Goodwill represents the excess costs of acquisition costs over the tangible and intangible assets acquired and liabilities assumed in various business acquisitions by the Company. The Company has two reporting units with goodwill within its businesses: Motion Pictures and Television. Under SFAS No. 142, “Goodwill and Other

LIONS GATE ENTERTAINMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible Assets,” goodwill is no longer amortized but is reviewed for impairment annually within each fiscal year or between the annual tests if an event occurs or circumstances change that indicate it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value. The impairment test follows a two-step approach. The first step determines if the goodwill is potentially impaired, and the second step measures the amount of the impairment loss, if necessary. Under the first step, goodwill is considered potentially impaired if the fair value of the reporting unit is less than the reporting unit’s carrying amount, including goodwill. Under the second step, the impairment loss is then measured as the excess of recorded goodwill over the fair value of the goodwill, as calculated. The fair value of goodwill is calculated by allocating the fair value of the reporting unit to all the assets and liabilities of the reporting unit as if the reporting unit was purchased in a business combination and the purchase price was the fair value of the reporting unit. The Company performs its annual impairment test as of December 31 in each fiscal year. The Company performed its annual impairment test on its goodwill as of December 31, 2006. No goodwill impairment was identified in any of the Company’s reporting units.

(j)	Other Assets

Other assets include deferred print costs, deferred debt financing costs, equity investments and prepaid expenses.

Prints, Advertising and Marketing Expenses.  The cost of film prints are expensed upon theatrical release and are included in operating expenses. The costs of advertising and marketing expenses are expensed as incurred. Advertising expenses for the year ended March 31, 2007 were $216.2 million (2006 — $209.3 million, 2005 — $175.8 million) which were recorded as distribution and marketing expenses.

Debt Financing Costs.  Amounts incurred in connection with obtaining debt financing are deferred and amortized, as a component of interest expense, over the earlier of the date of the earliest put option or term to maturity of the related debt obligation.

Equity Method Investees.  The Company uses the equity method of accounting for investments in companies in which it has minority equity interest and the ability to exert significant influence over operating decisions of the companies. Other assets include companies, which are accounted for using the equity method. The Company’s equity method investees are periodically reviewed to determine whether there has been a loss in value that is other than a temporary decline.

(k)	Unpresented Bank Drafts

Unpresented bank drafts at March 31, 2006 represent checks issued and not yet presented for payment in excess of the cash balances at custodial banks. The applicable bank accounts are funded at the time the checks are presented for payment.

(l)	Income Taxes

Income taxes are accounted for using SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires an asset and liability approach for financial accounting and reporting for income taxes and allows recognition and measurement of deferred assets based upon the likelihood of realization of tax benefits in future years. Under this method, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Valuation allowances are established when management determines that it is more likely than not that some portion or all of the net deferred tax asset will not be realized. The financial effect of changes in tax laws or rates is accounted for in the period of enactment. The subsequent realization of net operating loss and general business credit carryforwards acquired in acquisitions accounted for using the purchase method of accounting is recorded as a reduction of goodwill.

LIONS GATE ENTERTAINMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Monetary assets and liabilities denominated in currencies other than the functional currency are translated at exchange rates in effect at the balance sheet date. Resulting unrealized translation gains and losses are included in the consolidated statements of income.

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

The Company enters into interest rate swap contracts in order to reduce the impact of fluctuating interest rates on its interest-bearing debt. These swap contracts require the periodic exchange of the difference between fixed-rate, generally the same rate being paid on the Company’s underlying debt obligations, and floating-rate interest amounts calculated based on the notional principal amount of the swap contract, which are recorded as interest expense. The related amount payable to or receivable from counterparties is included as an adjustment to interest payable or receivable. The Company evaluates whether the interest rate swap contracts qualify for hedge accounting at the inception of the contract. The fair value of the swap contracts are reflected as an asset or liability on the consolidated balance sheets. Changes in the fair value of the swap contracts that are effective hedges are reflected in accumulated other comprehensive income (loss), a separate component of shareholders’ equity and changes in the fair value of the swap contracts that are ineffective hedges are reflected in the consolidated statements of income. The interest rate swap contracts entered into by the Company do not qualify for hedge accounting and accordingly the changes in the fair value of the swaps are recorded in the consolidated statements of income.

The Company enters into forward foreign exchange contracts to hedge its foreign currency exposures on future production expenses denominated in Canadian dollars. The Company evaluates whether the foreign exchange contracts qualify for hedge accounting at the inception of the contract. The fair value of the forward exchange contracts are recorded on the consolidated balance sheets. Changes in the fair value of the foreign exchange contracts that are effective hedges are reflected in accumulated other comprehensive income (loss), a separate component of shareholders’ equity, and changes in the fair value of foreign exchange contracts that are ineffective hedges are reflected in the consolidated statements of income. Gains and losses realized upon settlement of the foreign exchange contracts are amortized to the consolidated statements of income on the same basis as the production expenses being hedged. The foreign exchange contracts entered into by the Company are considered effective cash flow hedges and accordingly the changes in the fair value of the foreign exchange contracts are included in accumulated other comprehensive income (loss), a separate component of shareholders’ equity until realized.

LIONS GATE ENTERTAINMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(p)	Stock-Based Compensation

Effective April 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment,” (SFAS No. 123(R)) using the modified-prospective transition method. Under such transition method, compensation cost recognized in the year ended March 31, 2007 includes: (a) compensation cost for all stock options granted prior to, but not yet vested as of, April 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted on or after April 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). See note 11 for further discussion of the Company’s stock-based compensation in accordance with SFAS No. 123(R).

(q)	Earnings Per Share

The Company calculates earnings per share in accordance with SFAS No. 128, “Earnings Per Share.” Basic earnings per share is calculated based on the weighted average common shares outstanding for the period. Basic earnings per share for the years ended March 31, 2007, 2006 and 2005 are presented below:

	Year Ended	Year Ended	Year Ended
	March 31,	March 31,	March 31,
	2007	2006	2005
	(Amounts in thousands)

Basic Earnings Per Share:
Numerator for:
Income from continuing operations	$27,479	$1,620	$19,919

Income from discontinued operations	$—	$4,476	$362

Net Income	$27,479	$6,096	$20,281

Denominator for all Basic Income Per Common Share:
Weighted average common shares outstanding	108,398	103,066	97,610

Basic Income Per Common Share From Continuing Operations	$0.25	$0.02	$0.20

Basic Income Per Common Share From Discontinued Operations	$—	$0.04	$0.01

Basic Net Income Per Common Share	$0.25	$0.06	$0.21

LIONS GATE ENTERTAINMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Diluted earnings per share includes the dilutive effect, if any, of the share purchase options, the restricted share units, and the conversion of the 4.875% Notes, the 2.9375% Notes, the 3.625% Notes. Diluted income per common share for the years ended March 31, 2007, 2006 and 2005 are presented below:

	Year Ended	Year Ended	Year Ended
	March 31,	March 31,	March 31,
	2007	2006	2005
	(Amounts in thousands)

Diluted Earnings Per Share:
Numerator:
Numerator for Diluted Income Per Common Share From Continuing Operations	$27,479	$1,620	$19,919
Numerator for Diluted Income Per Common Share From Discontinued Operations	—	4,476	362

Numerator for Diluted Net Income Per Common Share	$27,479	$6,096	$20,281

Denominator for all Diluted Income Per Common Share:
Weighted average common shares outstanding	108,398	103,066	97,610
Effect of dilutive securities:
Share purchase options	2,493	3,036	4,861
Share purchase warrants	—	—	904
Restricted share units	273	—	—

Adjusted weighted average common shares outstanding	111,164	106,102	103,375

Diluted Income Per Common Share From Continuing Operations	$0.25	$0.02	$0.19

Diluted Income Per Common Share From Discontinued Operations	$—	$0.04	$0.01

Diluted Net Income Per Common Share	$0.25	$0.06	$0.20

Options to purchase 5,933,289 common shares (2006 — 5,170,104 common shares; 2005 — 5,767,266 common shares) at an average exercise price of $6.30 (2006 — $4.19; 2005 — $4.29) were outstanding at March 31, 2007. At March 31, 2007, 1,872,243 restricted share units were outstanding.

Diluted net income per common share reflects the potential dilutive effect of the conversion of the 4.875%, 2.9375% and 3.625% convertible senior subordinated notes under the “if converted” method, share purchase options and restricted share units using the treasury stock method. Share purchase options to purchase 1,518,290, 357,958, and 54,065 shares of common stock for the years ended March 31, 2007, 2006 and 2005, respectively, were excluded from the diluted net income per common share computation since their inclusion would have been anti-dilutive. Additionally, 58,302 and 391,035 unvested restricted share units for the years ended March 31, 2007 and 2006, respectively, were excluded from the diluted net income per common share computation since their inclusion would have been anti-dilutive. The shares issuable on the potential conversion of the 4.875%, 2.9375% and 3.625% convertible senior subordinated notes were anti-dilutive in each of the years ended March 31, 2007, 2006 and 2005 and were excluded from diluted net income per common share for those periods.

(r)	Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during

LIONS GATE ENTERTAINMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the reporting period. The most significant estimates made by management in the preparation of the financial statements relate to ultimate revenue and costs for investment in films and television programs; estimates of sales returns, provision for doubtful accounts; fair value of assets and liabilities for allocation of the purchase price of companies acquired; income taxes and accruals for contingent liabilities; and impairment assessments for investment in films and television programs, property and equipment, goodwill and intangible assets. Actual results could differ from such estimates.

(s)	Reclassifications

Certain amounts presented in prior years have been reclassified to conform to the current year’s presentation.

(t)	Recent Accounting Pronouncements

Statement of Financial Accounting Standards No. 123(R).  In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123(R)). SFAS No. 123(R) revises SFAS No. 123 and eliminates the alternative to use the intrinsic value method of accounting under APB No. 25. SFAS No. 123(R) requires accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or (c) that may be settled by the issuance of such equity instruments, to account for these types of transactions using a fair-value-based method. Effective April 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment” (SFAS No. 123(R)), using the modified-prospective transition method. Under such transition method, compensation cost recognized in the year ended March 31, 2007 includes: (a) compensation cost for all stock options granted prior to, but not yet vested as of April 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted on or after April 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). See note 11 for further discussion of the Company’s stock-based compensation in accordance with SFAS No. 123(R).

FASB Issued Interpretation No. 48.  In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of SFAS No. 109” (FIN No. 48), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In particular, this interpretation requires uncertain tax positions to be recognized only if they are “more-likely-than-not” to be upheld based on their technical merits. Additionally, the measurement of the tax position will be based on the largest amount that is determined to have greater than a 50% likelihood of realization upon ultimate settlement. Any resulting cumulative effect of applying the provisions of FIN No. 48 upon adoption would be reported as an adjustment to the beginning balance of retained earnings in the period of adoption. FIN No. 48 will be effective beginning fiscal 2007. The Company is evaluating the impact, if any, the adoption of FIN No. 48 will have on our operating income, net earnings or retained earnings.

Statement of Financial Accounting Standards No. 157.  In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. As a result of SFAS No. 157 there is now a common definition of fair value to be used throughout GAAP. This new standard will make the measurement for fair value more consistent and comparable and improve disclosures about those measures. The statement does not require any new fair value measurement but will result in increased disclosures. This interpretation is effective for fiscal years beginning after November 15, 2007.

LIONS GATE ENTERTAINMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Investments Available-For-Sale

Investments classified as available-for-sale are reported at fair value based on quoted market prices, with unrealized gains and losses excluded from earnings and reported as other comprehensive income or loss (see note 10). The cost of investments sold is determined in accordance with the average cost method. As of March 31, 2007 and 2006, the cost, unrealized losses and carrying value of the Company’s available-for-sale investments were as follows:

	Year Ended March 31, 2007
		Unrealized
		Holding	Carrying
	Cost	Losses	Value
	(Amounts in thousands)

Auction Rate Securities
Auction rate securities	$237,379	$—	$237,379
Equity Securities
Equity securities	125	—	125

	$237,504	$—	$237,504

	Year Ended March 31, 2006
		Unrealized
		Holding	Carrying
	Cost	Losses	Value
	(Amounts in thousands)

Auction Rate Securities
Auction rate securities	$146,631	$—	$146,631
Municipal Obligations
Municipal obligations	20,450	—	20,450
Equity Securities
Equity securities	15,008	(87)	$14,921

	$182,089	$(87)	$182,002

The Company began investing in Auction Rate Securities (“ARS”) during the fiscal year ended March 31, 2006. The ARS carry interest rates or dividend yields that are periodically re-set through auctions, typically every 7, 14, 28, or 35 days. ARS are usually issued with long-term maturities or in perpetuity and are auctioned at par. Thus, the return on the investment between auction dates is determined by the interest rate or dividend yield set through the auctions. Accordingly, dividends and interest earned on auction rate investments are computed as a percentage of the principal amount of the security. Interest and dividend income earned during the year ended March 31, 2007 and March 31, 2006 on ARS was $8.7 million and $2.0 million, respectively. The Company minimizes its credit risk associated with investments by investing primarily in investment grade, highly liquid securities.

In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and based on our ability to market and sell these instruments, we classify ARS as available-for-sale securities and carry them at fair value.

Equity securities as of March 31, 2007 are comprised of the Company’s investment in the common shares of Magna Pacific Holdings (“Magna”), the largest independent DVD distributor in Australia and New Zealand, which has a library of approximately 1,700 active titles. During the fiscal year ended March 31, 2007 the Company purchased a total of 592,156 common shares of Magna in the open market for $0.1 million in cash. This represents an average cost per share of $0.21.

LIONS GATE ENTERTAINMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of March 31, 2006, equity securities comprised of the Company’s investment in the common shares of Image Entertainment, Inc. (“Image”), a distributor of DVDs and entertainment programming. During the fiscal year ended March 31, 2006, the Company purchased 4,033,996 common shares of Image at an average cost of $3.72 per share and a total cost of $15.0 million. The Company subsequently sold all of its shares held in Image as follows: (1) on March 13, 2007, the Company sold 112,500 shares at an average price of $3.17; (2) on March 14, 2007, the Company sold 11,000 shares at an average price of $3.09; and (3) on March 30, 2007, the Company sold 3,910,496 shares at an average price of $4.21. The Company’s total sale price for the Image common shares was approximately $16.7 million, resulting in a gain of approximately $1.7 million.

The amortized cost and estimated fair value of the Company’s investments available-for-sale as of March 31, 2007, by contractual maturities, were as follows:

		Fair
	Cost	Value
	(Amounts in thousands)

Due in one year or less	$97,754	$97,754
Due after ten years	139,625	139,625

	237,379	237,379
Equity securities	125	125

Total available for sale	$237,504	$237,504

The following table illustrates the impact in other comprehensive income of realized and unrealized gains of investments available-for-sale during the years ended March 31, 2007, 2006 and 2005:

	March 31,	March 31,	March 31,
	2007	2006	2005
	(Amounts in thousands)

Gain on sale of investments available-for-sale included in net income	$1,722	$—	$—
Other comprehensive income:
Net unrealized gain (loss) arising during the year	$1,809	$(87)	$—
Reclassification adjustment	(1,722)	—	—

Net unrealized gain (loss) recognized in other comprehensive income	$87	$(87)	$—

LIONS GATE ENTERTAINMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Investment in Films and Television Programs

	March 31,	March 31,
	2007	2006
	(Amounts in thousands)

Motion Picture Segment — Theatrical and Non-Theatrical Films
Released, net of accumulated amortization	$144,302	$154,574
Acquired libraries, net of accumulated amortization	90,980	105,144
Completed and not released	19,424	30,444
In progress	107,105	47,487
In development	5,205	3,104
Product inventory	30,330	28,179

	397,346	368,932

Television Segment — Direct-to-Television Programs
Released, net of accumulated amortization	70,949	36,003
In progress	24,083	12,311
In development	762	504

	95,794	48,818

	$493,140	$417,750

The following table sets forth acquired libraries that represent titles released three years prior to the date of acquisition, and amortized over its expected revenue stream from acquisition date up to 20 years:

				Unamortized	Unamortized
				Costs	Costs
		Total	Remaining	Year Ended	Year Ended
Acquired	Acquisition	Amortization	Amortization	March 31,	March 31,
Library	Date	Period	Period	2007	2006
		(In years)		(Amounts in thousands)

Trimark	October 2000	20.00	13.50	$14,854	$19,028
Artisan	December 2003	20.00	16.75	69,402	78,854
Modern	August 2005	20.00	18.25	4,753	5,197
LGUK	October 2005	20.00	18.50	1,971	2,065

Total Acquired Libraries				$90,980	$105,144

The Company expects approximately 42.6% of completed films and television programs, net of accumulated amortization will be amortized during the one-year period ending March 31, 2008. Additionally, the Company expects approximately 80.2% of completed and released films and television programs, net of accumulated amortization and excluding acquired libraries, will be amortized during the three-year period ending March 31, 2010.

LIONS GATE ENTERTAINMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Property and Equipment

	March 31,	March 31,
	2007	2006
	(Amounts in thousands)

Leasehold improvements	$2,758	$1,518
Property and equipment	4,694	1,072
Computer equipment and software	13,405	10,772

	20,857	13,362
Less accumulated depreciation and amortization	(8,968)	(6,144)

	11,889	7,218
Land	1,206	—

	$13,095	$7,218

6.	Other Assets

	March 31,	March 31,
	2007	2006
	(Amounts in thousands)

Deferred financing costs, net of accumulated amortization	$10,038	$15,626
Prepaid expenses and other	3,553	12,566
Equity method investments	5,366	1,949
Deferred print costs	—	564

	$18,957	$30,705

Deferred Financing Costs

Deferred Financing Costs.  Deferred financing costs primarily include costs incurred in connection with the credit facility (see note 7) and the issuance of the 4.875% Notes, the 2.9375% Notes and the 3.625% Notes (see note 9) and are deferred and amortized to interest expense.

Prepaid expenses and other

Prepaid expenses and other.  Prepaid expenses and other primarily include prepaid expenses, security deposits and intangible assets.

Equity Method Investments

The carrying amount of equity method investments at March 31, 2007 and 2006 was as follows:

	March 31,	March 31,
	2007	2006
	(Amounts in thousands)

Maple	$1,764	$1,949
CinemaNow	—	—
Horror Entertainment, LLC	3,602	—

	$5,366	$1,949

LIONS GATE ENTERTAINMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Equity interest in equity method investments on our consolidated statements of income represent our portion of the income or loss of our equity method investment based on our percentage ownership of the investee. Equity interest in equity method investments for the years ended March 31, 2007, 2006 and 2005 were as follows:

	2007	2006	2005
	(Amounts in thousands)

Maple	$(90)	$(74)	$—
CinemaNow	(1,000)	—	(200)
Horror Entertainment, LLC	(1,515)	—	—

	$(2,605)	$(74)	$(200)

Maple:  On April 8, 2005, Maple Pictures was formed by two former Lionsgate executives and a third-party equity investor. Lionsgate entered into library and output agreements with Maple Pictures, a Canadian corporation, for the distribution of Lionsgate’s motion picture, television and home video product in Canada. Lionsgate also acquired and currently owns a 10% minority interest in Maple Pictures.

As a result of these transactions with Maple Pictures, Lionsgate recorded an investment in Maple Pictures of $2.1 million in other assets in the consolidated balance sheets. The Company is accounting for the investment in Maple Pictures using the equity method. For the fiscal year ended March 31, 2007, the Company received dividends of $0.1 million. No dividends were received for the fiscal year ended March 31, 2006.

CinemaNow:  At March 31, 2006, the Company had a 30% equity interest on an undiluted basis in CinemaNow, Inc. (“CinemaNow”). The investment in CinemaNow was accounted for using the equity method. In July 2004, the Company purchased $0.2 million Series D Convertible Preferred Shares as part of an $11 million round of financing secured by CinemaNow. In June 2006, the Company purchased $1.0 million Series E Preferred Stock as part of a $20.3 million round of financing secured by CinemaNow. At March 31, 2007, the Company’s equity interest in CinemaNow is 18.8% on a fully diluted basis and 21.1% on an undiluted basis.

Horror Entertainment, LLC.  On October 10, 2006, the Company purchased 300 membership interests in Horror Entertainment, LLC (“FEARnet”), a multiplatform programming and content service provider of horror genre films operating under the branding of “FEARnet.” In addition, the Company entered into a 5-year license agreement with FEARnet for the US territories and possessions whereby the Company will license content to FEARnet for video-on-demand and broadband exhibition. The Company has agreed not to compete in the area of a channel within the horror genre and the Company cannot license to a horror genre competitor more than 25 titles in any year during the term of the license agreement. The Company made a capital contribution to FEARnet of $5.1 million at the date of acquisition, which includes direct transaction costs of $0.1 million, and has committed to a total capital contribution of $13.3 million, which is expected to be fully funded over the next two-year period. Under certain circumstances, if the Company defaults on any of its funding obligations, then the Company could forfeit its equity and its license agreement with FEARnet could be terminated. The Company is accounting for the investment in FEARnet using the equity method because of the Company’s ownership percentage of 33.33%. Due to the timing in availability of financial statements from FEARnet, the Company is recording its share of the FEARnet results on a one quarter lag.

7.	Bank Loans

At March 31, 2007, the Company had a $215 million revolving line of credit, of which $10 million is available for borrowing by Lionsgate UK in either U.S. dollars or British pounds sterling. At March 31, 2007, the Company had no borrowings (March 31, 2006 — nil) under the credit facility. The credit facility expires December 31, 2008 and bears interest at 2.75% over the “Adjusted LIBOR” or the “Canadian Bankers Acceptance” rate (as defined in the credit facility), or 1.75% over the U.S. or Canadian prime rates. The availability of funds under the credit facility is limited by the borrowing base. Amounts available under the credit facility are also limited by outstanding letters

LIONS GATE ENTERTAINMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of credit, which amounted to $15.2 million at March 31, 2007. At March 31, 2007 there was $199.8 million available under the credit facility. The Company is required to pay a monthly commitment fee based upon 0.50% per annum on the total credit facility of $215 million less the amount drawn. Right, title and interest in and to all personal property of Lions Gate Entertainment Corp. and Lions Gate Entertainment Inc. is pledged as security for the credit facility. The credit facility is senior to the Company’s film obligations and subordinated notes. The credit facility restricts the Company from paying cash dividends on its common shares.

The Company entered into a $100 million interest rate swap at an interest rate of 3.08%, commencing January 2003 and ended September 2005. The swap was in effect as long as three month LIBOR was less than 5.0%. Fair market value of the interest rate swap at the maturity date of September 30, 2005 was nil (March 31, 2005 — $0.1 million). Changes in the fair value representing fair valuation losses on the interest rate swap during the year ended March 31, 2006 amount to $0.1 million (2005 — gains of $2.5 million) and are included in the consolidated statements of income.

8.	Film Obligations and Participation and Residuals

	March 31,	March 31,
	2007	2006
	(Amounts in thousands)

Minimum guarantees(1)	$19,286	$22,865
Theatrical marketing obligations(2)	4,482	1,770
Production obligations(3)	144,116	96,026

Total film obligations	167,884	120,661
Less film obligations expected to be paid within one year	(82,350)	(46,516)

Production obligations expected to be paid after one year	$85,534	$74,145

Participation and residuals	$171,156	$164,326

The Company expects approximately 65% of accrued participants’ shares will be paid during the one-year period ending March 31, 2008.

Refer to note 2 for restricted cash contractually designated for the theatrical marketing obligation.

(1)	Minimum guarantees represent amounts payable for film rights which the Company has acquired.

(2)	Theatrical marketing obligations represent amounts received which are contractually committed for theatrical marketing expenditures associated with specific titles.

(3)	Production obligations represent amounts payable for the cost incurred for the production of film and television programs that the Company produces, which in some cases are financed over periods exceeding one year. Production obligations have contractual repayment dates either at or near the expected completion date, with the exception of certain obligations containing repayment dates on a longer term basis (see note 17). Production obligations incur interest at rates ranging from 7.32% to 8.10%, with the exception of approximately $85.0 million of production obligations which are non-interest bearing.

9.	Subordinated Notes

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

The fair value of the 3.625% Notes is approximately $186 million based on current market quotes at March 31, 2007.

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

LIONS GATE ENTERTAINMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the notes have not been previously redeemed or repurchased, the holder may convert the notes into common shares of the Company at a conversion rate of 86.9565 shares per $1,000 principal amount of the 2.9375% Notes, subject to adjustment in certain circumstances, which is equal to a conversion price of approximately $11.50 per share.

The fair value of the 2.9375% Notes is approximately $172 million based on current market quotes at March 31, 2007.

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

On December 15, 2006, in response to our optional redemption notice, all of the noteholders of the 4.875% Notes voluntarily elected to convert their notes into the Company’s common shares. A total of $60 million of principal was converted into 11,111,108 common shares at a conversion price of $5.40 per share. In connection with this conversion, the principal amount net of the unamortized portion of the financing costs associated with the original conversion of the 4.875% Notes of approximately $2.1 million was recorded as an increase to common shares. The shares issued pursuant to the conversion were previously reserved for such issuance pursuant to the conversion.

10.	Accumulated Other Comprehensive Income (Loss)

Components of accumulated other comprehensive income (loss) are as follows:

		Unrealized
	Foreign	Gain (Loss)		Accumulated
	Currency	on Foreign	Unrealized	Other
	Translation	Exchange	Gain (Loss) on	Comprehensive
	Adjustments	Contracts	Securities	Income (Loss)
	(Amounts in thousands)

Balance at March 31, 2005	$(5,601)	$304	$—	$(5,297)
Current year change	2,223	(356)	(87)	1,780

Balance at March 31, 2006	(3,378)	(52)	(87)	(3,517)
Current year change	1,876	259	87	2,222

Balance at March 31, 2007	$(1,502)	$207	$—	$(1,295)

LIONS GATE ENTERTAINMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Capital Stock

(a)	Common Shares

The Company had 500,000,000 authorized shares of common stock at March 31, 2007 and 2006. The table below outlines common shares reserved for future issuance:

	Year Ended March 31,
	2007	2006
	(Amounts in thousands)

Stock options outstanding	5,933	5,170
Restricted share units — unvested	1,872	509
Share purchase options and restricted share units available for future issuance	1,026	377
Shares issuable upon conversion of 4.875% Notes	—	11,111
Shares issuable upon conversion of 2.9375% Notes	13,043	13,043
Shares issuable upon conversion of 3.625% Notes	12,252	12,252

Shares reserved for future issuance	34,126	42,462

(b)	Series B Preferred Shares

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

(c)	Share-Based Compensation Plans

Adoption of SFAS No. 123(R)

As of March 31, 2007, the Company had two stock option and long-term incentive plans that permit the grant of stock options and other equity awards to certain employees, officers and non-employee directors, which are described more fully below. Prior to April 1, 2006, the Company accounted for stock-based compensation under the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB Opinion No. 25), and related Interpretations, as permitted under SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123). The intrinsic value method requires recognition of compensation expense over the applicable vesting period for the difference between the exercise price of the stock option and the market value of the underlying stock on the date of grant. Since the exercise price of our stock options is equal to the market value of the underlying stock at the date of grant, the Company has not historically recognized compensation costs associated with share based awards, with the exception of stock appreciation rights (“SARs”) and restricted share units discussed below and to a very limited extent the modification of awards previously issued.

Effective April 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment” (SFAS No. 123(R)), using the modified-prospective transition method. Under such transition method, compensation cost recognized for the year ended March 31, 2007 includes: (a) compensation cost for all stock options granted prior to, but not yet vested as of April 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted on or after April 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated. As a result of adopting SFAS No. 123(R) on April 1, 2006, the Company’s income from operations before income taxes and net income

LIONS GATE ENTERTAINMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for the year ended March 31, 2007 are both $3.0 million lower than if the Company had continued to account for share-based compensation under APB Opinion No. 25. The $3.0 million charge for the year ended March 31, 2007 consisted of the recognition of compensation expense of $2.6 million associated with stock options granted and a $0.4 million change in the fair value as compared to the change in the intrinsic value of stock appreciation rights. For the year ended March 31, 2007, the Company’s basic and diluted income per share would have been $0.03 and $0.02, respectively, higher if the Company had not adopted SFAS No. 123(R).

SFAS No. 123(R) requires the cash flows resulting from the tax benefits from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. There were no tax benefits realized from the deduction of amounts related to share based payments for the years ended March 31, 2007. Prior to the adoption of SFAS No. 123(R) and upon issuance of the restricted share units pursuant to the agreements, an unamortized compensation expense equivalent to the market value of the shares on the date of grant was charged to stockholders’ equity as unearned compensation and amortized over the applicable vested periods. As a result of adopting SFAS No. 123(R) on April 1, 2006, the Company transferred the remaining unearned compensation balance in its stockholders’ equity to common share capital. Prior to the adoption of SFAS No. 123(R), the Company recorded forfeitures of restricted share units, if any, and any compensation cost previously recognized for unvested restricted share units was reversed in the period of forfeiture. Beginning April 1, 2006, the Company records forfeitures in accordance with SFAS No. 123(R) by estimating the forfeiture rates for share-based awards upfront and recording a true-up adjustment for the actual forfeitures. For the year ended March 31, 2007, the calculation of forfeitures did not have a material effect on the Company’s results of operations, financial position or cash flows.

The fair value of each option award is estimated on the date of grant using a closed-form option valuation model (Black-Scholes) based on the assumptions noted in the following table. Expected volatilities are based on implied volatilities from traded options on the Company’s stock, historical volatility of the Company’s stock and other factors. The expected term of options granted represents the period of time that options granted are expected to be outstanding. During the year ended March 31, 2007, two officers were each granted options to purchase 1.1 million shares of common stock. The following table represents the assumptions used in the Black-Scholes option-pricing model for options granted during the years ended March 31, 2007, 2006 and 2005:

	Year Ended March 31,
	2007	2006	2005

Risk-free interest rate	4.7%	4.0%	4.0%
Expected option lives (in years)	6.3	5.0	5.0
Expected volatility for options	31%	33%	33%
Expected dividend yield	0.0%	0.0%	0.0%

The weighted-average grant-date fair values for options granted during the year ended March 31, 2007 was $3.93 (2006 — $3.61, 2005 — $2.80).

LIONS GATE ENTERTAINMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table illustrates the effect on net income and income per common share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock options issued and modified under the Company’s stock option plans during the years ended March 31, 2006 and 2005. For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes option-pricing model and amortized to expense over the options’ vesting periods.

	Year	Year
	Ended	Ended
	March 31,	March 31,
	2006	2005
	(Amounts in thousands, except per share data)

Numerator:
Net income, as reported	$6,096	$20,281
Add: stock-based compensation expense calculated using intrinsic value method and included in reported net income	27	311
Deduct: stock-based compensation expense calculated using fair value method	(2,044)	(2,257)

Net income, pro forma	$4,079	$18,335

Denominator:
Weighted average common shares outstanding used in the computation of pro forma basic income per common share	103,066	97,610

Weighted average common shares outstanding used in the computation of pro forma diluted income per common share	106,102	103,375

Income per share:
Basic income per share — as reported	$0.06	$0.21

Basic income per share — pro forma	$0.04	$0.19

Diluted income per share — as reported	$0.06	$0.20

Diluted income per share — pro forma	$0.04	$0.18

The Company recognized the following share-based compensation expense during the years ended March 31, 2007, 2006 and 2005:

	Year Ended March 31,
	2007	2006	2005
	(Amounts in thousands)

Compensation Expense (Benefit):
Stock Options	$2,591	$27	$311
Restricted Share Units	4,431	1,689	—
Stock Appreciation Rights	1,684	(274)	7,927

Total	$8,706	$1,442	$8,238

There was no income tax benefit recognized in the statements of income for share-based compensation arrangements during the years ended March 31, 2007, 2006 and 2005.

LIONS GATE ENTERTAINMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Option and Long-Term Incentive Plans

The Company has two stock option and long-term incentive plans that permit the grant of stock options and other equity awards to certain employees, officers and non-employee directors for up to 16.0 million shares of common stock.

The shareholders approved an Employees’ and Directors’ Equity Incentive Plan (the “Plan”) that provides for the issue of up to 8.0 million common shares of common stock of the Company to eligible employees, directors and service providers of the Company and its affiliates. On July 25, 2003, the Board of Directors increased the number of shares authorized for stock options from 8.0 million to 9.0 million. Of the 9.0 million common shares allocated for issuance, up to a maximum of 250,000 common shares may be issued as discretionary bonuses in accordance with the terms of a share bonus plan. At March 31, 2007, 70,765 common shares were available for grant under the Plan.

With the approval of the 2004 Performance Incentive Plan (the “2004 Plan”), no new awards were granted under the Plan subsequent to the 2004 Annual General Meeting of Shareholders. Any remaining shares available for additional grant purposes under the Plan may be issued under the 2004 Plan. The 2004 Plan provided for the issue of up to an additional 2.0 million common shares of the Company to eligible employees, directors, officers and other eligible persons through the grant of awards and incentives for high levels of individual performance and improved financial performance of the Company. On September 12, 2006, the Company’s shareholders approved an increase of 5.0 million common shares under the 2004 Plan. The 2004 Plan authorizes stock options, share appreciation rights, restricted shares, share bonuses and other forms of awards granted or denominated in the Company’s common shares. The per share exercise price of an option granted under the 2004 Plan generally may not be less than the fair market value of a common share of the Company on the date of grant. The maximum term of an option granted under the 2004 Plan is ten years from the date of grant. At March 31, 2007, 955,639 common shares were available for grant under the 2004 Plan.

LIONS GATE ENTERTAINMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of option activity under the various plans as of March 31, 2007, 2006 and 2005 and changes during the years then ended is presented below:

			Weighted	Aggregate
		Weighted-	Average	Intrinsic
		Average	Remaining	Value as of
	Number of	Exercise	Contractual	March 31,
	Shares	Price	Term in Years	2007

Options:
Outstanding at April 1, 2004	9,267,163	$2.77
Granted	1,670,999	8.27
Exercised	(4,991,141)	2.78
Forfeited or expired	(179,755)	5.26

Outstanding at March 31, 2005	5,767,266	$4.29
Granted	201,000	9.96
Exercised	(361,310)	3.90
Forfeited or expired	(436,852)	8.41

Outstanding at March 31, 2006	5,170,104	$4.19
Granted	2,100,000	9.68
Exercised	(1,297,144)	3.29
Forfeited or expired	(39,671)	7.73

Outstanding at March 31, 2007	5,933,289	$6.30	4.18	$30,380,859

Outstanding Options as of March 31, 2007, vested or expected to vest in the future	5,925,914	$6.30	4.18	$30,363,687

Exercisable at March 31, 2007	3,544,120	$4.08	1.17	$26,010,156

The total intrinsic value of options exercised as of each exercise date during the year ended March 31, 2007 was $8.7 million (2006 — $2.0 million, 2005 — $37.6 million).

Restricted Share Units.  Effective June 27, 2005 the Company, pursuant to the 2004 Plan, entered into restricted share unit agreements with certain employees and directors.

LIONS GATE ENTERTAINMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the status of the Company’s restricted share units as of March 31, 2007 and 2006, and changes during the years then ended is presented below:

		Weighted Average
		Grant Date Fair
	Number of Shares	Value

Restricted Share Units:
Outstanding at April 1, 2005	—	$—
Granted	570,375	10.18
Vested	(50,833)	10.16
Forfeited	(10,875)	10.40

Outstanding at March 31, 2006	508,667	$10.18
Granted	1,557,833	9.70
Vested	(167,608)	10.28
Forfeited	(26,649)	9.54

Outstanding at March 31, 2007	1,872,243	$9.78

The fair values of restricted share units are determined based on the market value of the shares on the date of grant.

The following table summarizes the total remaining unrecognized compensation related to nonvested stock options and restricted share units and the weighted average remaining years over which the cost will be recognized:

	Total	Weighted
	Unrecognized	Average
	Compensation	Remaining
	Cost	Years
	(Amounts in thousands)

Stock Options	$7,643	2.7
Restricted Share Units	14,043	2.5

Total	$21,686

Under the Company’s two stock option and long term incentive plans, the Company withholds shares to satisfy minimum statutory federal, state and local tax withholding obligations arising from the vesting of restricted share units. During the year ended March 31, 2007, 53,913 shares were withheld upon the vesting of restricted share units.

The Company becomes entitled to an income tax deduction in an amount equal to the taxable income reported by the holders of the stock options and restricted share units when vesting or exercise occurs, the restrictions are released and the shares are issued. Restricted share units are forfeited if the employees terminate prior to vesting.

Stock Appreciation Rights.  On November 13, 2001, 750,000 options, granted to certain officers of the Company to purchase common shares of the Company, were revised as stock appreciation rights (“SARs”) which entitled the holders to receive cash only and not common shares. The amount of cash received was to be equal to the amount by which the trading price of common shares on the exercise notice date exceeds the SARs’ price of $5.00 multiplied by the number of options exercised. Any twenty-day average trading price of common shares prior to the exercise notice date had to be $6.00 or above in order for the officers to exercise their SARs. These SARs are not considered part of the Employees’ and Directors’ Equity Incentive Plan. Through March 31, 2006, the Company measured compensation expense as the amount by which the market value of common shares exceeded the SARs’ price. The SARs were fully vested prior to the adoption of SFAS No. 123(R). Effective April 1, 2006, upon the adoption of SFAS No. 123(R), the Company measured compensation expense based on the fair value of the SARs determined by using the Black-Scholes option-pricing model at each reporting date. For the year ended March 31,

LIONS GATE ENTERTAINMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2007, the following assumptions were used in the Black-Scholes option-pricing model: Volatility of 41.8%, Risk Free Rate of 5.0%-5.2%, Expected Term of 0.17-1.25 years, and Dividend of 0%. On August 11, 2006, an officer exercised 375,000 SARs and received $1.6 million in cash. The trading price of common shares at the exercise date was $9.27. On September 20, 2006, another officer’s 375,000 fully vested and outstanding SARs were cancelled in exchange for $2.1 million in cash. The Company has no stock-based compensation accrual at March 31, 2007 related to these awards (March 31, 2006 — $3.8 million).

On February 2, 2004, an officer of the Company was granted 1,000,000 SARs, which entitle the officer to receive cash only, and not common shares. The amount of cash received will be equal to the amount by which the trading price of common shares on the exercise notice date exceeds the SARs’ price of $5.20 multiplied by the number of SARs exercised. The SARs vested one quarter immediately on the award date and one quarter on each of the first, second and third anniversaries of the award date. These SARs are not considered part of the Employees’ and Directors’ Equity Incentive Plan. Applying FASB issued Interpretation No. (“FIN”) 28 “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans,” the Company is accruing compensation expense over the service period, which is assumed to be the three-year vesting period, using a graded approach. Through March 31, 2006, the Company measured compensation expense as the amount by which the market value of common shares exceeded the SARs’ price at each reporting date. Effective April 1, 2006, upon the adoption of SFAS No. 123(R), the Company measures compensation expense based on the fair value of the SARs which is determined by using the Black-Scholes option-pricing model at each reporting date. For the year ended March 31, 2007, the following assumptions were used in the Black-Scholes option-pricing model: Volatility of 38.3%, Risk Free Rate of 4.6%, Expected Term of 1.9 years, and Dividend of 0%. At March 31, 2007, the market price of our common shares was $11.42, the weighted average fair value of the SARs was $6.71, and all 1,000,000 of the SARs had vested. Due to the increase in the market price of its common shares, the Company recorded additional stock-based compensation expense in the amount of $1.8 million in general and administration expenses in the consolidated statements of income for the year ended March 31, 2007 (2006 — $0.4 million, 2005 — $4.3 million). During the year ended March 31, 2005 the officer exercised 150,000 of the vested SARs and the Company paid $0.9 million. The compensation expense amount in the period is calculated by using the fair value of the SARs, multiplied by the remaining 1,000,000 SARs assumed to have vested under the graded methodology less the 150,000 SARs exercised less the amount previously recorded. At March 31, 2007, the Company has a stock-based compensation accrual in the amount of $5.7 million (March 31, 2006 — $3.9 million) included in accounts payable and accrued liabilities on the consolidated balance sheets relating to these SARs.

12.	Acquisitions and Divestitures

Acquisition of Debmar-Mercury LLC

On July 3, 2006, the Company acquired all of the capital stock of Debmar-Mercury LLC (“Debmar”), an independent distributor of film and television packages. Consideration for the Debmar acquisition was $27.0 million, comprised of a combination of $24.5 million in cash paid on July 3, 2006 and up to $2.5 million in common shares of the Company to be issued as of January 1, 2008 if there are no breaches requiring indemnification by the seller of certain representations and warranties made by the seller. An additional $0.2 million has been incurred in acquisition costs. The $2.5 million of shares to be issued has been recorded as part of the purchase consideration and reflected as a liability. If no incremental liabilities become known by January 1, 2008 then the shares will be issued and the $2.5 million will be reclassified to equity. The purchase price may be adjusted for the payment of additional consideration contingent on the financial performance of Debmar for the five-year period ending June 30, 2011. The Debmar acquisition provides the Company with the rights to distribute certain television properties such as the television series, South Park, and provides the Company with an experienced management team to further enhance its capacity to syndicate its own television programming and feature film packages.

The Debmar acquisition was accounted for as a purchase, with the results of operations of Debmar consolidated from July 3, 2006. Goodwill of $8.7 million represents the excess of the purchase price over the

LIONS GATE ENTERTAINMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fair value of the net identifiable tangible and intangible assets acquired. The preliminary allocation of the purchase price to the tangible and intangible assets acquired and liabilities assumed based on their fair values is as follows:

Preliminary
Balance Sheet
(Amounts in thousands)

Cash and cash equivalents	$603
Accounts receivable, net	10,065
Investment in films and television programs	18,000
Other assets acquired	391
Goodwill	8,690
Other liabilities assumed	(10,509)

Total	$27,240

Sale of Studio Facilities

On March 15, 2006, the Company sold its studio facility located in Vancouver, British Columbia. The purchase price of $35.3 million (net of commissions) was paid in cash. Studio facilities previously comprised the Company’s studio facilities reporting segment (see note 16). Certain assets, including cash and accounts receivable balances were excluded from the transaction. At March 15, 2006, the carrying value of studios’ property and equipment sold in the agreement was $28.3 million and was comprised primarily of land and buildings, with carrying values of $12.6 million and $14.8 million, respectively. At March 15, 2006, the carrying value of the goodwill within the studios reporting unit was $1.9 million. The agreement also required the Company to repay the remaining balances of its mortgages payable at the close of the transaction. On March 15, 2006, the Company paid the remaining mortgages balances of $16.8 million. The Company incurred mortgage penalty costs of less than $0.1 million in connection with the repayment of the mortgages which reduced the gain on sale of studio facilities recorded during the year ended March 31, 2006 in the consolidated statements of income. In connection with the repayment of the remaining balances of its mortgages payable on its studio facilities, the Company terminated its CDN$20 million interest rate swap for $0.1 million, which the Company paid on March 15, 2006. The Company recognized a gain, on the sale of the studio facilities of $4.9 million before $1.7 million of related taxes, during the fiscal year ended March 31, 2006 within the discontinued operations line item in the consolidated statements of income.

The Company’s consolidated statements of income for all years presented have been revised to reflect the gain on sale of the studio facility and all revenues and expenses of the studio facility net within the discontinued operations section of the consolidated statements of income. Similarly, the Company’s statements of cash flows have been revised to distinguish the cash flows of continued operations from cash flows from discontinued operations.

LIONS GATE ENTERTAINMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the revenues and expenses of the studio facilities which have been aggregated and included net of taxes within the discontinued operations in the consolidated statements of income (in millions):

	Year Ended	Year Ended
	March 31, 2006	March 31, 2005
	(Amounts in millions)

Statements of Income Data
Revenue	$5.8	$4.5
Operating expenses	(2.3)	(2.3)

Segment profit	3.5	2.2
Other expenses	(1.4)	(1.6)
Gain on sale	4.9	—
Taxes	(2.5)	(0.2)

Income from discontinued operations	$4.5	$0.4

Acquisition of Lionsgate UK, formerly Redbus Group Limited

On October 17, 2005, the Company acquired all outstanding shares of Redbus, an independent film distributor located in the United Kingdom. Consideration for the Redbus acquisition was $35.5 million, comprised of a combination of $28.0 million in cash, $6.4 million in Lionsgate common shares and direct transaction costs of $1.1 million. In addition, the Company assumed other obligations (including accounts payable and accrued liabilities and film obligations) of $18.1 million. At the closing of the transaction the Company issued 643,460 common shares to Redbus Group Limited (“RGL”) valued at approximately $5.6 million, or $8.77 per share, and will issue up to an additional 94,937 common shares to RGL valued at approximately $0.8 million upon satisfaction of the terms of the escrow agreement which terminated in May 2007. This acquisition provided the Company with a library of approximately 130 films. In addition, the acquisition provided the Company the capability to distribute its product directly to each market in the United Kingdom and Ireland rather than selling to distributors in those markets. Effective October  17, 2005, the credit facility was amended in connection with the acquisition of Redbus, to make available a portion of the credit facility for borrowing by Redbus in either U.S. dollars or British pounds sterling.

The Redbus acquisition was accounted for as a purchase, with the results of operations of Redbus consolidated from October 17, 2005. Goodwill of $26.3 million represents the excess of the purchase price over the fair value of the net identifiable tangible and intangible assets acquired, and is included in the goodwill of the motion pictures segment as disclosed in note 16. Pro forma information for the Redbus acquisition is not presented because the assets acquired and the results of operations were not material to the Company’s condensed consolidated balance sheets or consolidated statements of income, respectively. The allocation of the purchase price to the tangible and intangible assets acquired and liabilities assumed based on their fair values is as follows:

(Amounts in
thousands)

Cash and cash equivalents	$1,962
Accounts receivable, net	2,997
Investment in films and television programs	21,585
Other tangible assets acquired	807
Goodwill	26,273
Other liabilities assumed	(18,090)

Total	$35,534

LIONS GATE ENTERTAINMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Direct Operating Expenses

	Year Ended	Year Ended	Year Ended
	March 31,	March 31,	March 31,
	2007	2006	2005
	(Amounts in thousands)

Amortization of films and television programs	$241,640	$253,279	$213,346
Participation and residual expense	196,716	197,785	143,329
Amortization of acquired intangible assets	884	2,004	2,192
Other expenses	(2,422)	5,922	(5,077)

	$436,818	$458,990	$353,790

Other expenses primarily consist of the provision for doubtful accounts and foreign exchange gains and losses. The provision for doubtful accounts for the years ended March 31, 2007, 2006 and 2005 were a benefit of $1.5 million, an expense of $5.7 million and a benefit of $4.6 million, respectively. The negative other expenses for the year ended March 31, 2007 and 2005 is due to a reversal of the provision for doubtful accounts of $1.5 million and $4.6 million, respectively, primarily due to collection of accounts receivables that were previously reserved. Other expenses for the year ended March 31, 2007 includes foreign exchange gains of $0.9 million. Other expenses for the year ended March 31, 2006 includes a provision for doubtful accounts of $5.7 million, of which $4.4 million related primarily to a large retail customer which declared bankruptcy.

14.	Income Taxes

The Company’s Canadian, United Kingdom, United States, and Australian pretax income (loss) from continuing operations, net of intercompany eliminations, are as follows:

	Year Ended	Year Ended	Year Ended
	March 31, 2007	March 31, 2006	March 31, 2005
	(Amounts in thousands)

Canada	$(1,131)	$720	$7,797
United Kingdom	(466)	(1,843)	—
United States	37,721	1,713	20,869
Australia	(965)	—	—

	$35,159	$590	$28,666

LIONS GATE ENTERTAINMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s current and deferred income tax provision (benefits) are as follows:

	Year Ended	Year Ended	Year Ended
	March 31, 2007	March 31, 2006	March 31, 2005
	(Amounts in thousands)

Current	$2,547	$(1,425)	$2,464
Deferred	5,133	395	6,283

	$7,680	$(1,030)	$8,747

CANADA
Current	$(758)	$(2,385)	$369
Deferred	—	—	—

	(758)	(2,385)	369

UNITED KINGDOM
Current	$—	$—	$—
Deferred	(784)	(572)	—

	(784)	(572)	—

UNITED STATES
Current	$3,305	$960	$2,095
Deferred	5,917	967	6,283

	9,222	1,927	8,378

AUSTRALIA
Current	$—	$—	$—
Deferred	—	—	—

	—	—	—

The differences between income taxes expected at United States statutory income tax rates and the income tax provision (benefit) are as set forth below:

	Year Ended	Year Ended	Year Ended
	March 31, 2007	March 31, 2006	March 31, 2005
	(Amounts in thousands)

Income taxes (tax benefits) computed at Federal statutory rate of 35%	$12,306	$172	$10,030
Federal alternative minimum tax	494	562	—
Foreign and provincial operations subject to different income tax rates	500	73	400
State income tax	3,477	1,750	1,459
Reduction to the accrual for tax liability	(1,109)	(1,099)	—
Foreign income tax withholding	507	466	—
Other	(1,292)	(1,161)	(491)
Increase (decrease) in valuation allowance	(7,203)	(1,793)	(2,651)

	$7,680	$(1,030)	$8,747

Although the Company is incorporated under Canada law, the majority of its global operations are currently subject to tax in the U.S. As a result, the Company believes it is more appropriate to use the U.S. Federal statutory rate in its reconciliation of the statutory rate to its reported income tax rate.

LIONS GATE ENTERTAINMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The income tax effects of temporary differences between the book value and tax basis of assets and liabilities are as follows:

	March 31, 2007	March 31, 2006
	(Amounts in thousands)

CANADA
Assets
Net operating losses	$13,437	$17,181
Accounts payable	561	636
Property and equipment	750	953
Other	3,681	2,591
Valuation allowance	(16,729)	(19,833)

	1,700	1,528
Liabilities
Other	(1,700)	(1,528)

Net Canada	—	—

UNITED KINGDOM
Assets
Net operating losses	$4,116	$1,341
Property and equipment	56	47
Interest Payable	330	—
Reserves	—	690
Other	6	—
Valuation Allowance	(1,688)	—

	2,820	2,078
Liabilities
Investment in film and television obligations	(2,820)	(3,720)

Net United Kingdom	—	(1,642)

UNITED STATES
Assets
Net operating losses	$36,959	$73,731
Accounts payable	4,824	5,630
Other assets	18,332	18,765
Reserves	62,685	49,899
Valuation allowance	(74,621)	(90,630)

	48,179	57,395
Liabilities
Investment in film and television programs	(42,234)	(49,421)
Accounts receivable	(2,850)	(3,124)
Other	(3,095)	(4,850)

Net United States	—	—

AUSTRALIA
Assets
Net operating losses	$265	$—
Property and equipment	1	—
Valuation allowance	(266)	—

Net Australia	—	—

TOTAL	$—	$(1,642)

Due to the uncertainty surrounding the timing of realizing the benefits of its deferred tax assets in future tax returns, the Company has recorded a valuation allowance against its deferred tax assets. A release of $6.8 million of

LIONS GATE ENTERTAINMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

valuation allowance was recorded as a reduction of goodwill for the initial recognition of tax benefits related to acquired deductible temporary differences and net operating losses, resulting in a deferred tax expense. The total change in the valuation allowance was ($16.0) million and $14.7 million for fiscal 2007 and fiscal 2006, respectively.

At March 31, 2007, the Company had U.S. and state net operating loss carryforwards of approximately $116.4 million and $80.4 million, respectively, available to reduce future federal and state taxable income which expire beginning in 2008 through 2025. Certain of these net operating losses are subject to limitations provided under U.S. federal and state income tax laws. The Company also has U.S. capital loss carryforwards of $23.7 million which expire in 2008. At March 31, 2007, the Company had Canadian loss carryforwards of $29.2 million which will expire beginning in 2008 through 2015, $13.7 million of United Kingdom loss carryforwards available indefinitely to reduce future income taxes, and $0.9 million Australian loss carryforwards available indefinitely to reduce future income taxes. At March 31, 2007, approximately $5.6 million of the valuation allowance attributable to U.S. loss carry forwards would, to the extent those losses were utilized in future years, reduce goodwill.

As a result of the adoption of SFAS No. 123(R), the Company recognizes windfall tax benefits associated with the exercise of stock options directly to stockholders’ equity only when realized. Accordingly, deferred tax assets are not recognized for net operating loss carryforwards resulting from windfall tax benefits occurring from April 1, 2006 onward. A windfall tax benefit occurs when the actual tax benefit realized upon an employee’s disposition of a share-based award exceeds the deferred tax asset, if any, associated with the award. At March 31, 2007, deferred tax assets do not include $21.4 million of excess tax benefits from stock-based compensation.

U.S. income taxes were not provided for on undistributed earnings from Australian and U.K. subsidiaries. Determination of the amount of taxes not provided is not practicable at this time. Those earnings are considered to be permanently reinvested in accordance with APB Opinion No. 23.

15.	Government Assistance

Tax credits earned for the year ended March 31, 2007 totaled $16.4 million (2006 — $15.7 million; 2005 — $15.1 million). Accounts receivable at March 31, 2007 includes $22.6 million with respect to tax credits receivable (2006 — $22.7 million; 2005 — $11.8 million).

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

As a result of the Company’s sale of the studio facilities on March 15, 2006 as discussed in note 12, the Company no longer discloses its studio operations as a reportable segment.

LIONS GATE ENTERTAINMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segmented information by business is as follows:

	Year Ended	Year Ended	Year Ended
	March 31, 2007	March 31, 2006	March 31, 2005
	(Amounts in thousands)

Segment revenues
Motion Pictures	$858,207	$812,441	$755,328
Television	118,533	132,944	82,769

	$976,740	$945,385	$838,097

Direct operating expenses
Motion Pictures	$330,497	$337,457	$287,378
Television	106,321	121,533	66,412

	$436,818	$458,990	$353,790

Distribution and marketing
Motion Pictures	$396,045	$396,098	$361,568
Television	8,365	3,201	2,713

	$404,410	$399,299	$364,281

General and administration
Motion Pictures	$30,758	$26,544	$26,210
Television	3,209	461	1,444

	$33,967	$27,005	$27,654

Segment profit
Motion Pictures	$100,907	$52,342	$80,172
Television	638	7,749	12,200

	$101,545	$60,091	$92,372

Acquisition of investment in films and television programs
Motion Pictures	$173,700	$179,702	$92,387
Television	123,449	105,009	78,885

	$297,149	$284,711	$171,272

Purchases of property and equipment amounted to $8.3 million, $5.6 million and $2.6 million for the fiscal year ended March 31, 2007, 2006 and 2005, respectively, all primarily pertaining to the corporate headquarters.

LIONS GATE ENTERTAINMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment profit is defined as segment revenue less segment direct operating, distribution and marketing and general and administration expenses and severance and relocation costs. The reconciliation of total segment profit to the Company’s income before income taxes is as follows:

	Year Ended	Year Ended	Year Ended
	March 31, 2007	March 31, 2006	March 31, 2005
	(Amounts in thousands)

Company’s total segment profit	$101,545	$60,091	$92,372
Less:
Corporate general and administration	(56,815)	(42,931)	(41,604)
Depreciation	(2,786)	(1,817)	(2,370)
Interest expense	(17,832)	(18,860)	(25,318)
Interest rate swaps mark-to-market	—	(123)	2,453
Interest and other income	11,930	4,304	3,440
Gain on sale of equity securities	1,722	—	—
Minority interests	—	—	(107)
Equity interests	(2,605)	(74)	(200)

Income before income taxes	$35,159	$590	$28,666

The following table sets forth significant assets as broken down by segment and other unallocated assets as of March 31, 2007 and 2006:

	March 31, 2007			March 31, 2006
	Motion			Motion
	Pictures	Television	Total	Pictures	Television	Total
	(Amounts in thousands)

Significant assets by segment
Accounts receivable	$85,294	$45,202	$130,496	$155,318	$27,341	$182,659
Investment in films and television programs	397,346	95,794	493,140	368,932	48,818	417,750
Goodwill	173,530	13,961	187,491	179,847	5,270	185,117

	$656,170	$154,957	$811,127	$704,097	$81,429	$785,526

Other unallocated assets (primarily cash and available-for-sale investments)			325,968			267,723

Total assets			$1,137,095			$1,053,249

Revenue by geographic location, based on the location of the customers, with no other foreign country individually comprising greater than 10% of total revenue, is as follows:

	Year Ended	Year Ended	Year Ended
	March 31, 2007	March 31, 2006	March 31, 2005
	(Amounts in thousands)

Canada	$15,667	$11,939	$40,763
United States	844,642	853,207	698,341
Other foreign	116,431	80,239	98,993

	$976,740	$945,385	$838,097

LIONS GATE ENTERTAINMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assets by geographic location are as follows:

	March 31, 2007	March 31, 2006
	(Amounts in thousands)

Canada	$14,714	$21,971
United States	1,033,445	978,137
United Kingdom	58,758	53,141
Australia	30,178	—

	$1,137,095	$1,053,249

Total amount of revenue from a customer representing greater than 10% of consolidated revenues for the year ended March 31, 2007 was $214.7 million (2006 — $216.9 million) and was included in the motion pictures reporting segment. Accounts receivable due from a customer was approximately 15% of consolidated gross accounts receivable at March 31, 2007. The total amount of gross accounts receivable due from this customer was approximately $39.4 million at March 31, 2007. Accounts receivable due from a customer was approximately 24% of consolidated gross accounts receivable at March 31, 2006. The total amount of gross accounts receivable due from this customer was approximately $73.0 million at March 31, 2006.

17.	Commitments and Contingencies

Future annual repayments on debt and film obligations incurred as of March 31, 2007 based on contractual or anticipated payment dates are as follows:

	Year Ended March 31,
	2008	2009	2010	2011	2012	Thereafter	Total
	(Amounts in thousands)

Film obligations(1)	$82,350	$21,865	$3,706	$29,975	$29,988	$—	$167,884
Subordinated notes	—	—	—	—	—	325,000	325,000

	$82,350	$21,865	$3,706	$29,975	$29,988	$325,000	$492,884

Contractual commitments by expected repayment date as of March 31, 2007 are as follows:

	2008	2009	2010	2011	2012	Thereafter	Total
	(Amounts in thousands)

Distribution and marketing commitments(2)	$51,919	$70,223	$—	$—	$—	$—	$122,142
Minimum guarantee commitments(3)	66,254	14,690	2,900	2,900	—	—	86,744
Production obligation commitments(3)	3,962	7,704	—	—	—	—	11,666
Operating lease commitments	4,556	4,745	4,444	4,118	1,841	710	20,414
Other contractual obligations	5,962	4,779	256	256	256	—	11,509
Employment and consulting contracts	22,853	11,564	6,916	4,553	504	—	46,390
Interest payments on Subordinated notes	10,750	10,750	10,750	10,750	10,750	135,344	189,094

	$166,256	$124,455	$25,266	$22,577	$13,351	$136,054	$487,959

(1)	Film obligations include minimum guarantees, theatrical marketing obligations and production obligations as disclosed in note 8. Repayment dates are based on anticipated delivery or release date of the related film or contractual due dates of the obligation.

LIONS GATE ENTERTAINMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)	Distribution and marketing commitments represent contractual commitments for future expenditures associated with distribution and marketing of films which the Company will distribute. The payment dates of these amounts are primarily based on the anticipated release date of the film.

(3)	Minimum guarantee commitments represent contractual commitments related to the purchase of film rights for future delivery. Production obligation commitments represent amounts committed for future film production and development costs to be funded through production financing and recorded as a production obligation liability. Future payments under these obligations are based on anticipated delivery or release dates of the related film or contractual due dates of the obligation. The amounts include future interest payments associated with the obligations.

Operating Leases.  The Company has operating leases for offices and equipment. The Company incurred rental expense of $4.7 million during the year ended March 31, 2007 (2006 — $3.7 million; 2005 — $3.9 million). The Company earned sublease income of $0.3 million during the year ended March 31, 2007 (2006 — $0.7 million; 2005 — $1.1 million).

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

The Company has provided an accrual for estimated losses under the above matters as of March 31, 2007, in accordance with SFAS No. 5 “Accounting for Contingencies.”

The Company has entered into an agreement to guarantee a production loan limited to $27 million, for the production of a television series produced by a third party. The fair value of this guarantee was not significant due to remote likelihood of default by the third party, and the underlying collateral retained by the Company.

18.	Financial Instruments

(a)	Credit Risk

Concentration of credit risk with the Company’s customers is limited due to the Company’s customer base and the diversity of its sales throughout the world. The Company performs ongoing credit evaluations and maintains a provision for potential credit losses. The Company generally does not require collateral for its trade accounts receivable. Accounts receivable include amounts receivable from Canadian governmental agencies in connection with government assistance for productions as well as amounts due from customers. Amounts receivable from governmental agencies amounted to 17.3% of accounts receivable, net at March 31, 2007 (2006 — 12.4%).

(b)	Forward Contracts

The Company enters into forward foreign exchange contracts to hedge its foreign currency exposures on future production expenses denominated in Canadian dollars. As of March 31, 2007, the Company had outstanding contracts to sell US$12.8 million in exchange for CDN$15.0 million over a period of five weeks at a weighted average exchange rate of CDN$1.1759. Changes in the fair value representing an unrealized fair value gain on foreign exchange contracts outstanding during the year ended March 31, 2007 amounted to $0.3 million and are included in accumulated other comprehensive income (loss), a separate component of shareholders’ equity. During the year ended March 31, 2007, the Company completed foreign exchange contracts denominated in Canadian dollars. The net losses resulting from the completed contracts were $0.4 million. These contracts are entered into with a major financial institution as counterparty. The Company is exposed to credit loss in the event of nonperformance by the counterparty, which is limited to the cost of replacing the contracts, at current market rates. The Company does not require collateral or other security to support these contracts.

LIONS GATE ENTERTAINMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	Supplementary Cash Flow Statement Information

(a) Interest paid during the fiscal year ended March 31, 2007 amounted to $15.0 million (2006 — $16.7; 2005 — $14.8 million).

(b) Income taxes paid during the fiscal year ended March 31, 2007 amounted to $3.5 million (2006 — $0.1 million; 2005 — $0.5 million).

(c) Amounts receivable from the sale of the Company’s investments in equity securities available-for-sale during the fiscal year ended March 31, 2007 amounted to approximately $16.7 million (2006 — nil; 2005 — nil).

20.	Quarterly Financial Data (Unaudited)

Certain quarterly information is presented below. The Company’s consolidated statements of income for all quarters presented below have been revised to reflect the gain on sale of the studio facility and all revenues and expenses of the studio facility net within the discontinued operations section of the consolidated statements of income.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Amounts in thousands, except per share amounts)

2007
Revenues	$172,456	$218,169	$254,531	$331,584
Direct operating expenses	$68,545	$94,723	$110,921	$162,629
Net income (loss)	$(3,604)	$(14,392)	$20,455	$25,020
Basic income (loss) per share	$(0.03)	$(0.14)	$0.19	$0.21
Diluted income (loss) per share	$(0.03)	$(0.14)	$0.17	$0.19

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Amounts in thousands, except per share amounts)

2006
Revenues	$192,840	$210,978	$229,313	$312,254
Direct operating expenses	$99,745	$108,479	$110,129	$140,637
Net income (loss) from continuing operations	$(21,838)	$(14,670)	$2,626	$35,502
Net income from discontinued operations	$19	$564	$516	$3,377
Net income (loss)	$(21,819)	$(14,106)	$3,142	$38,879
Basic income (loss) per share	$(0.21)	$(0.14)	$0.03	$0.37
Diluted income (loss) per share	$(0.21)	$(0.14)	$0.03	$0.27

21.	Consolidating Financial Information

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

In February 2005, the Company sold $175.0 million of the 3.625% Notes, through the Issuer. The 3.625% Notes, by their terms, are fully and unconditionally guaranteed by the Company. On March 29, 2005, and as amended April 6, 2005, the Company filed a registration statement on Form S-3 to register the resale of the

LIONS GATE ENTERTAINMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.625% Notes and common shares issuable on conversion of the 3.625% Notes. On April 13, 2005, the registration statement was declared effective by the Securities and Exchange Commission (“SEC”).

The following tables present condensed consolidating financial information as of March 31, 2007 and 2006 and for the years ended March 31, 2007, 2006 and 2005 for (1) the Company, on a stand-alone basis, (2) the Issuer, on a stand-alone basis, (3) the non-guarantor subsidiaries of the Company (including the subsidiaries of the Issuer) on a combined basis (collectively, the “Other Subsidiaries”) and (4) the Company on a consolidated basis.

	As of March 31, 2007
	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated
	(Amounts in thousands)

BALANCE SHEET
Assets
Cash and cash equivalents	$1,908	$28,347	$21,242	$—	$51,497
Restricted cash	—	2,475	2,440	—	4,915
Investments — auction rate securities	—	237,379	—	—	237,379
Investments — equity securities	—	—	125	—	125
Accounts receivable, net	281	17,261	112,954	—	130,496
Investment in films and television programs	—	6,632	486,508	—	493,140
Property and equipment	—	11,230	1,865	—	13,095
Goodwill	—	—	187,491	—	187,491
Other assets	59	10,675	8,223	—	18,957
Investment in subsidiaries	361,898	639,289	—	(1,001,187)	—

	$364,146	$953,288	$820,848	$(1,001,187)	$1,137,095

Liabilities and Shareholders’ Equity (Deficiency)
Accounts payable and accrued liabilities	$390	$28,313	$126,914	$—	$155,617
Participation and residuals	—	229	170,927	—	171,156
Film obligations	—	5,500	162,384	—	167,884
Subordinated notes	—	325,000	—	—	325,000
Deferred revenue	—	—	69,548	—	69,548
Intercompany payables (receivables)	(204,119)	555,762	(126,108)	(225,535)	—
Intercompany equity	319,985	93,217	364,536	(777,738)	—
Shareholders’ equity (deficiency)	247,890	(54,733)	52,647	2,086	247,890

	$364,146	$953,288	$820,848	$(1,001,187)	$1,137,095

LIONS GATE ENTERTAINMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended March 31, 2007
	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated
	(Amounts in thousands)

STATEMENT OF INCOME
Revenues	$—	$13,717	$971,583	$(8,560)	$976,740
EXPENSES:
Direct operating	—	1,389	435,429	—	436,818
Distribution and marketing	84	769	403,557	—	404,410
General and administration	1,221	55,511	34,050	—	90,782
Depreciation	—	25	2,761	—	2,786

Total expenses	1,305	57,694	875,797	—	934,796

OPERATING INCOME (LOSS)	(1,305)	(43,977)	95,786	(8,560)	41,944

Other Expense (Income):
Interest expense	118	17,608	106	—	17,832
Interest income	(174)	(12,020)	264	—	(11,930)
Gain on sale of equity securities	—	(1,722)	—	—	(1,722)

Total other expenses	(56)	3,866	370	—	4,180

INCOME (LOSS) BEFORE EQUITY INTERESTS AND INCOME TAXES	(1,249)	(47,843)	95,416	(8,560)	37,764
Equity interests	28,778	83,470	(2,604)	(112,249)	(2,605)

INCOME (LOSS) BEFORE INCOME TAXES	27,529	35,627	92,812	(120,809)	35,159
Income tax provision	50	604	7,026	—	7,680

NET INCOME (LOSS)	$27,479	$35,023	$85,786	$(120,809)	$27,479

LIONS GATE ENTERTAINMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended March 31, 2007
	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated
	(Amounts in thousands)

STATEMENT OF CASH FLOWS
NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(8,739)	$129,702	$(14,293)	$1,147	$107,817

INVESTING ACTIVITIES:
Purchases of investments — auction rate securities	—	(865,750)	—	—	(865,750)
Sales of investments — auction rate securities	—	795,448	—	—	795,448
Purchases of equity securities	—	—	(122)	—	(122)
Sales of investments — equity securities	—	390	—	—	390
Acquisition of Redbus, net of cash acquired	—	(45)	—	45	—
Acquisition of Debmar, net of cash acquired	—	(24,722)	603	—	(24,119)
Funding of joint venture — FEARnet	—	(5,116)	—	—	(5,116)
Purchases of property and equipment	—	(3,175)	(5,173)	—	(8,348)

NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	—	(102,970)	(4,692)	45	(107,617)

FINANCING ACTIVITIES:
Issuance of common shares	4,222	—	—	55	4,277

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	4,222	—	—	55	4,277

NET CHANGE IN CASH AND CASH EQUIVALENTS	(4,517)	26,732	(18,985)	1,247	4,477

FOREIGN EXCHANGE EFFECT ON CASH	(116)	1,615	(210)	(1,247)	42
CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	6,541	—	40,437	—	46,978

CASH AND CASH EQUIVALENTS — END OF PERIOD	$1,908	$28,347	$21,242	$—	$51,497

LIONS GATE ENTERTAINMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of March 31, 2006
	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated
	(Amounts in thousands)

BALANCE SHEET
Assets
Cash and cash equivalents	$6,541	$—	$40,437	$—	$46,978
Restricted cash	—	—	820	—	820
Investments — auction rate securities	—	167,081	—	—	167,081
Investments — equity securities	—	14,921	—	—	14,921
Accounts receivable, net	299	829	181,531	—	182,659
Investment in films and television programs	—	5,245	412,505	—	417,750
Property and equipment	—	7,131	87	—	7,218
Goodwill	—	—	185,117	—	185,117
Other assets	27	16,377	14,301	—	30,705
Investment in subsidiaries	228,573	312,011	—	(540,584)	—

	$235,440	$523,595	$834,798	$(540,584)	$1,053,249

Liabilities and Shareholders’ Equity (Deficiency)
Accounts payable and accrued liabilities	$742	$4,087	$183,964	$—	$188,793
Unpresented bank drafts	—	14,772	—	—	14,772
Participation and residuals	—	—	164,326	—	164,326
Film obligations	—	—	120,661	—	120,661
Subordinated notes	—	385,000	—	—	385,000
Deferred revenue	—	—	30,427	—	30,427
Intercompany payables (receivables)	(168,726)	188,859	(5,927)	(14,206)	—
Intercompany equity	254,154	93,217	329,948	(677,319)	—
Shareholders’ equity (deficiency)	149,270	(162,340)	11,399	150,941	149,270

	$235,440	$523,595	$834,798	$(540,584)	$1,053,249

LIONS GATE ENTERTAINMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended March 31, 2006
	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated
	(Amounts in thousands)

STATEMENT OF INCOME
Revenues	$1,152	$4,259	$940,532	$(558)	$945,385
EXPENSES:
Direct operating	—	—	458,990	—	458,990
Distribution and marketing	—	—	399,299	—	399,299
General and administration	1,748	37,613	31,133	(558)	69,936
Depreciation	—	86	1,731	—	1,817

Total expenses	1,748	37,699	891,153	(558)	930,042

OPERATING INCOME (LOSS)	(596)	(33,440)	49,379	—	15,343

Other Expenses (Income):
Interest expense	3	18,557	300	—	18,860
Interest rate swaps mark-to market	—	123	—	—	123
Interest income	(63)	(4,186)	(55)	—	(4,304)

Total other expenses (income), net	(60)	14,494	245	—	14,679

INCOME (LOSS) BEFORE EQUITY INTERESTS AND INCOME TAXES	(536)	(47,934)	49,134	—	664
Equity interests	3,384	46,822	(74)	(50,206)	(74)

INCOME (LOSS) BEFORE INCOME TAXES	2,848	(1,112)	49,060	(50,206)	590
Income tax provision (benefit)	—	376	(1,406)	—	(1,030)

INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS	2,848	(1,488)	50,466	(50,206)	1,620

Income from discontinued operations (including gain on sale of $4,872), net of tax of $2,464	—	—	4,476	—	4,476

NET INCOME (LOSS)	$2,848	$(1,488)	$54,942	$(50,206)	$6,096

LIONS GATE ENTERTAINMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended March 31, 2006
	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated
	(Amounts in thousands)

STATEMENT OF CASH FLOWS
NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES — CONTINUING OPERATIONS	$(16,993)	$97,369	$40,056	$—	$120,432

NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES — DISCONTINUED OPERATIONS	—	—	2,580	—	$2,580

NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	(16,993)	97,369	42,636	—	$123,012

INVESTING ACTIVITIES:
Purchases of investments — auction rate securities	—	(307,031)	—	—	(307,031)
Purchases of investments — equity securities		(3,470)	—	—	(3,470)
Sales of investments — auction rate securities	—	139,950	—	—	139,950
Cash received from sale of investment	—	—	2,945	—	2,945
Cash received from sale of studio facility	23,238	—	11,622	—	34,860
Acquisition of Redbus, net of cash acquired	—	(27,138)	—	—	(27,138)
Purchases of property and equipment	—	(5,438)	(117)	—	(5,555)

NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES — CONTINUING OPERATIONS	23,238	(203,127)	14,450	—	(165,439)

NET CASH FLOWS PROVIDED BY INVESTING ACTIVITIES — DISCONTINUED OPERATIONS	—	—	105	—	105

NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	23,238	(203,127)	14,555	—	(165,334)

FINANCING ACTIVITIES:
Issuance of common shares	1,408	—	—	—	1,408
Financing fees paid	—	(546)	—	—	(546)
Repayment of subordinated notes	—	—	(5,000)	—	(5,000)
Decrease in mortgages payable	—	—	(16,224)	—	(16,224)

NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES — CONTINUING OPERATIONS	1,408	(546)	(21,224)	—	(20,362)

NET CASH FLOWS USED IN FINANCING ACTIVITIES — DISCONTINUED OPERATIONS	—	—	(2,703)	—	(2,703)

NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,408	(546)	(23,927)	—	(23,065)

NET CHANGE IN CASH AND CASH EQUIVALENTS	7,653	(106,304)	33,264	—	(65,387)
FOREIGN EXCHANGE EFFECT ON CASH — CONTINUING OPERATIONS	(2,055)	(52)	1,479	—	(628)
FOREIGN EXCHANGE EFFECT ON CASH — DISCONTINUED OPERATIONS	—	—	154	—	154

FOREIGN EXCHANGE EFFECT ON CASH	(2,055)	(52)	1,633	—	(474)
CASH AND CASH EQUIVALENTS — BEGINNING OF YEAR	943	106,356	5,540	—	112,839

CASH AND CASH EQUIVALENTS — END OF YEAR	$6,541	$—	$40,437	$—	$46,978

LIONS GATE ENTERTAINMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended March 31, 2005
	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated
	(Amounts in thousands)

STATEMENT OF INCOME
Revenues	$593	$—	$838,107	$(603)	$838,097
EXPENSES:
Direct operating	—	—	353,790	—	353,790
Distribution and marketing	—	—	364,281	—	364,281
General and administration	1,458	40,753	27,650	(603)	69,258
Depreciation	89	126	2,155	—	2,370

Total expenses	1,547	40,879	747,876	(603)	789,699

OPERATING INCOME (LOSS)	(954)	(40,879)	90,231	—	48,398

Other Expenses (Income):
Interest expense	410	24,033	875	—	25,318
Interest rate swaps mark-to market	—	(2,453)	—	—	(2,453)
Interest and other income	(335)	(2,946)	(159)	—	(3,440)
Minority interests	—	—	107	—	107

Total other expenses, net	75	18,634	823	—	19,532

INCOME (LOSS) BEFORE EQUITY
INTERESTS AND INCOME TAXES	(1,029)	(59,513)	89,408	—	28,866
Equity interests	21,316	83,314	(200)	(104,630)	(200)

INCOME BEFORE INCOME TAXES	20,287	23,801	89,208	(104,630)	28,666
Income tax provision	6	—	8,741	—	8,747

INCOME BEFORE
DISCONTINUED OPERATIONS	20,281	23,801	80,467	(104,630)	19,919

Income from discontinued operations, net of tax of $200	—	—	362	—	362

NET INCOME	$20,281	$23,801	$80,829	$(104,630)	$20,281

LIONS GATE ENTERTAINMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended March 31, 2005
	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated
	(Amounts in thousands)

STATEMENT OF CASH FLOWS
NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES — CONTINUING OPERATIONS	$(30,031)	$119,534	$5,302	$—	$94,805
NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES — DISCONTINUED OPERATIONS	—	—	691	—	691

NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	(30,031)	119,534	5,993	—	$95,496

INVESTING ACTIVITIES:
Cash received from disposition of assets, net	—	—	1,172	—	1,172
Purchases of property and equipment	—	(2,424)	(194)	—	(2,618)

NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES — CONTINUING OPERATIONS	—	(2,424)	978	—	(1,446)
NET CASH FLOWS PROVIDED BY INVESTING ACTIVITIES — DISCONTINUED OPERATIONS	—	—	134	—	134

NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	—	(2,424)	1,112	—	(1,312)

FINANCING ACTIVITIES:
Issuance of common shares	24,713	—	—	—	24,713
Financing fees paid	—	(1,612)	—	—	(1,612)
Increase in subordinated notes, net of issue costs	—	314,822	—	—	314,822
Decrease in bank loans	—	(324,700)	(411)	—	(325,111)

NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES — CONTINUING OPERATIONS	24,713	(11,490)	(411)	—	12,812

NET CASH FLOWS USED IN FINANCING ACTIVITIES — DISCONTINUED OPERATIONS	—	—	(1,894)	—	(1,894)

NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	24,713	(11,490)	(2,305)	—	10,918

NET CHANGE IN CASH AND CASH EQUIVALENTS	(5,318)	105,620	4,800	—	105,102
FOREIGN EXCHANGE EFFECT ON CASH — CONTINUING OPERATIONS	5,256	745	(5,398)	—	603
FOREIGN EXCHANGE EFFECT ON CASH — DISCONTINUED OPERATIONS	—	—	45	—	45

FOREIGN EXCHANGE EFFECT ON CASH	5,256	745	(5,353)	—	648
CASH AND CASH EQUIVALENTS — BEGINNING OF YEAR	1,005	(9)	6,093	—	7,089

CASH AND CASH EQUIVALENTS — END OF YEAR	$943	$106,356	$5,540	$—	$112,839

LIONS GATE ENTERTAINMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

22.	Related Party Transactions

In February 2001, the Company entered into an agreement with Ignite, LLC, a company, in which the Vice Chairman, who is also a director, owns approximately 31% and another director owns approximately 12%. This agreement terminated pursuant to its terms in February 2003 and was not renewed. The agreement provided that Ignite will be paid a producer fee and a percentage of adjusted gross receipts for projects which commenced production during the term of the agreement and which were developed through a development fund financed by Ignite, LLC. During the year ended March 31, 2007, $0.1 million was paid to Ignite, LLC under this agreement (2006 — less than $0.1 million, 2005 — $0.1 million).

The Company entered into an agreement with Ignite, LLC effective as of March 31, 2006. Under the agreement, in consideration for Ignite, LLC disclaiming all of its rights and interests to and in the motion picture Employee of the Month, Ignite, LLC was entitled to box office bonuses if certain thresholds were met. During the year ended March 31, 2007, $0.3 million was paid to Ignite under this agreement (2006 — nil).

In November 2002, the Company entered into a distribution agreement with Sobini Films, a company owned by a director, for international distribution rights to the film The Prince and Me. During the year ended March 31, 2007, the Company paid approximately $0.1 million to Sobini Films in connection with profit participation under this agreement (2006 — $0.4 million, 2005 — nil).

In March 2006, the Company entered into three distribution agreements with Sobini Films, under which the Company acquired certain distribution rights to the films The Prince and Me II, Streets of Legend and Peaceful Warrior. Another director of the Company is also an investor in Peaceful Warrior. The Company is required to pay a home video advance in the amount equal to 50% of Sobini Films’ projected share of adjusted gross receipts from the Company’s initial home video release of Streets of Legend. During the year ended March 31, 2007, the Company paid $0.7 million to Sobini Films under these three distribution agreements (2006 — nominal).

In April 2006, the Company entered into a development agreement with Sobini Films related to the film Sanctuary. The agreement provides that the parties are to evenly split development costs, up to a cap of $75,000 for the Company. Any amount above the Company’s cap will be paid by Sobini Films. Each of the Company and Sobini Films has the right (but not the obligation) to move forward with the project. If one chooses to move forward and the other does not, the latter shall be entitled to reimbursement of all monies contributed to the project. During the year ended March 31, 2007, the Company paid $0.1 million to Sobini Films under the development agreement.

In March 2007, the Company and Sobini Films entered into a termination agreement with respect to the film Peaceful Warrior. Under the termination agreement, Sobini Films agreed to pay the Company a one-time, non-recoupable payment in the amount of $386,000, with such payment to be deferred (subject to a personal guarantee letter from the director that owns Sobini Films and payment of any interest incurred by the Company). In exchange, Sobini Films is entitled to most future rights with respect to the film. No amounts have been paid during the year ended March 31, 2007, by Sobini Films to the Company under the termination agreement.

In August 2006, the Company entered into a Right of First Refusal Agreement with Sobini Films and the director that owns Sobini Films, granting the Company first look rights with respect to motion pictures produced by Sobini Films or the director. Under the Right of First Refusal Agreement, the Company has a first look with respect to worldwide distribution rights in any motion picture produced by Sobini Films or the director (other than as a producer for hire) alone or in conjunction with others to the extent that Sobini Films or the director controls the licensing of such distribution rights during the term of the Right of First Refusal Agreement. The Right of First Refusal Agreement is subject to an indefinite, rolling 12-month term until terminated. During the term of the Right of First Refusal Agreement, the Company shall pay to Sobini Films the amount of $250,000 per year. The Company is entitled to recoup the payment in the form of a production fee payable out of the budget of two “Qualifying Pictures” (as defined in the Right of First Refusal Agreement) annually that the Company chooses to distribute under the Agreement. During the year ended March 31, 2007, the Company paid $0.2 million to Sobini Films under the Right of First Refusal Agreement.

LIONS GATE ENTERTAINMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In December 2003 and April 2005, the Company entered into distribution agreements with Cerulean, LLC, a company in which the Chief Executive Officer, who is also a director, and the Vice Chairman, who is also a director, each hold a 28% interest. Under the agreements, the Company obtained rights to distribute certain titles in home video and television media and Cerulean, LLC is entitled to receive royalties. During the year ended March 31, 2007, the Company paid only a nominal amount to Cerulean, LLC under these agreements (2006 — $0.1 million, 2005 — $0.3 million).

In March 2005, the Company entered into an agreement with a company owned 100% by the President and Chairman Emeritus (who was Chairman until December 2004), who was also a director until March 31, 2006, to provide that the President and Chairman Emeritus will provide consulting services in connection with Lionsgate’s Canadian and French Canadian operations for a term of one year from April 1, 2005. This agreement ended March 31, 2006. During the year ended March 31, 2006, the Company paid the company owned 100% by the President and Chairman Emeritus $0.2 million for consulting services provided in connection with this agreement (2005 — $0.2 million).

In April 2005, we entered into library and output agreements with Maple Pictures for the distribution of our motion picture, television and home video product in Canada. During the year ended March 31, 2007, we recorded $12.9 million in revenue pursuant to the library and output agreements (2006 — $4.1 million). Maple Pictures was formed by a director of the Company, another former Lionsgate executive and a third-party equity investor. The director is Co-President and a director of, and holds a 19.5% equity interest in, Maple Pictures. We also have a minority interest in Maple Pictures (see note 6).

In its ongoing effort to maximize its return on cash investments, the Company has invested in short-term auction rate securities (AAA rated or rating agency equivalent) through large financial institutions. Specifically, the Company has invested in auction rate securities with Merrill Lynch, JP Morgan and Bank of America. Kevin Burns, the brother of Michael Burns, our Vice Chairman and a director, is a Private Wealth Advisor in the Private Bank and Investment Group at Merrill Lynch. During the fiscal year ended March 31, 2007, Kevin Burns received a de minimis amount in connection with this arrangement.

The Company’s Chief Executive Officer, Co-Chairman and a director, and the Company’s Vice Chairman and a director, each hold options to purchase common stock of CinemaNow, Inc. (“CinemaNow”), the Company’s 18.8% equity method investment (on a fully diluted basis). The Company invested $1 million in CinemaNow’s Series E preferred stock offering on June 29, 2006. The Company’s Chief Executive Officer and Vice Chairman have served on CinemaNow’s board of directors since February 2000. The options each of the Company’s Chief Executive Officer and Vice Chairman own are fully vested and are exercisable for less than 1% of the common stock of CinemaNow. In addition, a director, and the Company’s Chief Executive Officer and Vice Chairman each own less than 1% of the outstanding convertible preferred stock of CinemaNow. A director also owns 4.0% of the outstanding Series C convertible preferred stock of CinemaNow and 0.38% of all of the convertible preferred shares of CinemaNow.

In March 2006, the Company entered into purchase and vendor subscription agreements with Icon International, Inc.(“Icon”), a company which directly reports to Omnicom Group, Inc. A director of the Company is the Chairman and Chief Executive Officer of Omnicom Media Group, a division of Omnicom Group, Inc. Under the purchase agreement, the Company agreed to transfer title to certain excess CDs in inventory to Icon International, Inc. for liquidation purposes. In return, Icon agreed to pay the Company approximately $0.7 million. The Company received the $0.7 million payment in March 2006. Under the vendor subscription agreement, the Company agreed to purchase approximately $4.1 million in net media advertising through Icon in order to earn approximately $0.8 million in guaranteed minimum credits under a formula set forth under the Vendor Subscription agreement in exchange for Icon’s media advertising procurement services. The guaranteed minimum credits will be credited against the guaranteed minimum payment to satisfy the Company’s minimum payment obligation under the vendor subscription agreement. The Company intends to spend approximately $5.6 million (approximately $4.8 million in net media advertising under the terms of the vendor subscription agreement) in media advertising through Icon.

LIONS GATE ENTERTAINMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Icon has acknowledged that when delivered such a purchase will extinguish the Company’s guaranteed minimum payment obligation under the vendor subscription agreement. During the year ended March 31, 2007, the Company paid $5.0 million to Icon under the vendor subscription agreement (2006 — nil).

In January 2007, the Company and Icon entered into a vendor subscription agreement (the “Agreement”) with a term of five years. Under the Agreement, the Company agreed to purchase media advertising through Icon and Icon will reimburse the Company for certain operating expenses as follows: (1) $763,958 during the first year of the term; (2) $786,013 during the second year of the term; (3) $808,813 during the third year of the term; (4) $832,383 during the fourth year of the term; and (5) $856,750 during the fifth year of the term (collectively, the “Minimum Annual Payment Amounts”). The Company may, at its option, elect that Icon reimburse the Company for certain operating expenses in the following amounts: (a) $1,145,936 during the first year of the term; (b) $1,179,019 during the second year of the term; (c) $1,213,219 during the third year of the term; (d) $1,248,575 during the fourth year of the term; and (e) $1,285,126 during the fifth year of the term (collectively, the “Supplemental Annual Payment Amounts”). The Company has elected to be reimbursed for the Supplemental Annual Payment Amount for the first year of the term. In exchange, the Company agreed to purchase media advertising through Icon of approximately $5.6 million per year (if the Company elects to be reimbursed for the Minimum Annual Payment Amount) or approximately $8.4 million per year (if the Company elects to be reimbursed for the Supplemental Annual Payment Amount) for the five-year term. The actual amount of media advertising to be purchased is determined using a formula based upon values assigned to various types of advertising, as set forth in the Agreement. For accounting purposes, the operating expenses incurred by the Company will continue to be expensed in full and the reimbursements from Icon of such expenses will be treated as a discount on media advertising and will be reflected as a reduction of advertising expense as the media advertising costs are incurred by the Company. The Agreement may be terminated by the Company effective as of any Agreement year end with six months notice.

23.	Subsequent Events (Unaudited)

On May 25, 2007, the Company, through a series of agreements, closed a theatrical slate funding arrangement. Under this arrangement Pride Pictures LLC, an unrelated entity, will fund, generally, 50% of the Company’s production, acquisition, marketing and distribution costs of theatrical feature films up to an aggregate of approximately $204 million before transaction costs (consisting of $35 million of debt instruments, $35 million of equity and $134 million from a senior credit facility, which is subject to a borrowing base). The percentage of the contribution may vary on certain pictures. The slate of films covered by the arrangement is expected to be comprised of 23 films over the next three years. Pride Pictures LLC will participate in a pro rata portion of the pictures net profits or losses similar to a co production arrangement based on the portion of costs funded. The Company continues to distribute the pictures covered by the arrangement with a portion of net profits after all costs and the Company’s distribution fee being distributed to Pride Pictures LLC based on their pro rata contribution to the applicable costs similar to a back-end participation on a film.