Form 10-Q
period 2007-06-30
LIONS GATE ENTERTAINMENT CORP /CN/
filed 2007-08-09
CIK 929351

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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

Large accelerated Filer ☑          Accelerated Filer ☐          Non-accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at August 1, 2007

Common Shares, no par value per share	119,201,707 shares

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

These forward-looking statements reflect Lions Gate Entertainment Corp.’s (the “Company,” “Lionsgate,” “we,” “us” or “our”) current views with respect to future events and are based on assumptions and are subject to risks and uncertainties. Also, these forward-looking statements present our estimates and assumptions only as of the date of this report. Except for our ongoing obligation to disclose material information as required by federal securities laws, we do not intend to update you concerning any future revisions to any forward-looking statements to reflect events or circumstances occurring after the date of this report.

Actual results in the future could differ materially and adversely from those described in the forward-looking statements as a result of various important factors, including the substantial investment of capital required to produce and market films and television series, increased costs for producing and marketing feature films, budget overruns, limitations imposed by our credit facilities, unpredictability of the commercial success of our motion pictures and television programming, the cost of defending our intellectual property, difficulties in integrating acquired businesses, technological changes and other trends affecting the entertainment industry, and the risk factors found under the heading “Risk Factors” in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 30, 2007, which risk factors are incorporated herein by reference.

Unless otherwise indicated, all references to the “Company,” “Lionsgate,” “we,” “us,” and “our” include reference to our subsidiaries as well.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

LIONS GATE ENTERTAINMENT CORP.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2007	2007
	(Unaudited)	(Note 1)
	(Amounts in thousands,
	except share amounts)

ASSETS
Cash and cash equivalents	$58,580	$51,497
Restricted cash	4,644	4,915
Investments — auction rate securities	166,330	237,379
Investments — equity securities	4,916	125
Accounts receivable, net of reserve for video returns and allowances of $64,908 (March 31, 2007 — $77,691) and provision for doubtful accounts of $5,931(March 31, 2007 — $6,345)	105,234	130,496
Investment in films and television programs	579,757	493,140
Property and equipment	14,207	13,095
Goodwill	187,491	187,491
Other assets	41,169	18,957

	$1,162,328	$1,137,095

LIABILITIES
Accounts payable and accrued liabilities	$174,972	$155,617
Participation and residuals	186,729	171,156
Film obligations	147,490	167,884
Subordinated notes and other financing obligations	328,718	325,000
Deferred revenue	101,066	69,548

	938,975	889,205

Commitments and contingencies

SHAREHOLDERS’ EQUITY
Common shares, no par value, 500,000,000 shares authorized, 119,201,707 and 116,970,280 shares issued and outstanding at June 30, 2007 and March 31, 2007, respectively	423,715	398,836
Series B preferred shares (10 shares issued and outstanding)	—	—
Accumulated deficit	(202,769)	(149,651)
Accumulated other comprehensive income (loss)	2,407	(1,295)

	223,353	247,890

	$1,162,328	$1,137,095

See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2007	2006
	(Amounts in thousands,
	except per share amounts)

Revenues	$198,742	$172,456
Expenses:
Direct operating	87,058	68,545
Distribution and marketing	135,501	87,046
General and administration	26,840	19,233
Depreciation	908	544

Total expenses	250,307	175,368

Operating loss	(51,565)	(2,912)

Other expenses (income):
Interest expense	3,860	4,676
Interest and other income	(3,803)	(2,561)

Total other expenses, net	57	2,115

Loss before equity interests and income taxes	(51,622)	(5,027)
Equity interests income (loss)	(807)	58

Loss before income taxes	(52,429)	(4,969)
Income tax provision (benefit)	689	(1,365)

Net loss	$(53,118)	$(3,604)

Basic and Diluted Net Loss Per Common Share	$(0.45)	$(0.03)

See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

									Accumulated
			Series B						Other
			Preferred		Restricted			Comprehensive	Comprehensive
	Common Shares		Shares		Share	Unearned	Accumulated	Income	Income
	Number	Amount	Number	Amount	Units	Compensation	Deficit	(Loss)	(Loss)	Total
	(Amounts in thousands, except share amounts)

Balance at March 31, 2006	104,422,765	$328,771	10	$—	$5,178	$(4,032)	$(177,130)		$(3,517)	$149,270
Reclassification of unearned compensation and restricted share common units upon adoption of SFAS No. 123(R )		1,146			(5,178)	4,032				—
Exercise of stock options	1,297,144	4,277								4,277
Stock based compensation, net of share units withholding tax obligations of $504	113,695	6,517								6,517
Issuance of common shares to directors for services	25,568	238								238
Conversion of 4.875%notes, net of unamortized issuance costs	11,111,108	57,887								57,887
Comprehensive income (loss)
Net income							27,479	$27,479		27,479
Foreign currency translation adjustments								1,876	1,876	1,876
Net unrealized gain on foreign exchange contracts								259	259	259
Unrealized gain on investments — available for sale								87	87	87

Comprehensive income								$29,701		—

Balance at March 31, 2007	116,970,280	398,836	10	—	—	—	(149,651)		(1,295)	247,890
Exercise of stock options	61,807	390								390
Stock based compensation, net of share units withholding tax obligations of $235	174,368	2,611								2,611
Issuance of common shares to directors for services	10,126	127								127
Issuance of common shares for investment in NextPoint, Inc	1,890,189	20,851								20,851
Issuance of common shares related to the Redbus acquisition	94,937	900								900
Comprehensive income (loss)
Net loss							(53,118)	$(53,118)		(53,118)
Foreign currency translation adjustments								2,434	2,434	2,434
Net unrealized loss on foreign exchange contracts								(12)	(12)	(12)
Unrealized gain on investments — available for sale								1,280	1,280	1,280

Comprehensive loss								$(49,416)

Balance at June 30, 2007	119,201,707	$423,715	10	$—	$—	$—	$(202,769)		$2,407	$223,353

See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2007	2006
	(Amounts in thousands)

Operating Activities:
Net loss	$(53,118)	$(3,604)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation of property and equipment	908	544
Amortization of deferred financing costs	884	975
Amortization of films and television programs	49,862	33,193
Amortization of intangible assets	162	244
Non-cash stock-based compensation	2,846	974
Equity interests income (loss)	807	(58)
Changes in operating assets and liabilities:
Restricted cash	271	84
Accounts receivable, net	9,439	93,013
Investment in films and television programs	(136,139)	(60,439)
Other assets	(3,061)	4,717
Accounts payable and accrued liabilities	20,185	(68,278)
Unpresented bank drafts	—	(14,772)
Participation and residuals	15,527	(7,587)
Film obligations	(20,430)	(2,349)
Deferred revenue	31,486	8,319

Net Cash Flows Used In Operating Activities	(80,371)	(15,024)

Investing Activities:
Purchases of investments — auction rate securities	(172,442)	(165,620)
Proceeds from the sale of investments — auction rate securities	243,491	190,594
Purchases of investments — equity securities	(3,432)	—
Proceeds from the sale of investments — equity securities	16,343	—
Purchases of property and equipment	(2,017)	(1,831)

Net Cash Flows Provided By Investing Activities	81,943	23,143

Financing Activities:
Exercise of stock options	390	353
Borrowings from financing obligation	3,718	—

Net Cash Flows Provided By Financing Activities	4,108	353

Net Change In Cash And Cash Equivalents	5,680	8,472
Foreign Exchange Effects on Cash	1,403	(592)
Cash and Cash Equivalents — Beginning Of Period	51,497	46,978

Cash and Cash Equivalents — End Of Period	$58,580	$54,858

See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	General

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

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Article 10 of Regulation S-X under the Exchange Act. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these unaudited condensed consolidated financial statements. Operating results for the three months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ended March 31, 2008. The balance sheet at March 31, 2007 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read together with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007.

Certain amounts presented for fiscal 2007 have been reclassified to conform to the fiscal 2008 presentation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. The most significant estimates made by the Company’s management in the preparation of the financial statements relate to ultimate revenue and costs for investment in films and television programs; estimates of sales returns, provision for doubtful accounts, fair value of assets and liabilities for allocation of the purchase price of companies acquired, income taxes and accruals for contingent liabilities; and impairment assessments for investment in films and television programs, property and equipment, goodwill and intangible assets. Actual results could differ from such estimates.

Recent Accounting Pronouncements

Statement of Financial Accounting Standards No. 123(R).   In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) revises SFAS No. 123 and eliminates the alternative to use the intrinsic method of accounting under Accounting Principles Board (“APB”) No. 25. SFAS No. 123(R) requires all public companies accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments, to account for these types of transactions using a fair-value-based method. Effective April 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), using the modified-prospective

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

transition method. Under such transition method, compensation cost recognized in the three months ended June 30, 2007 and 2006 includes: (a) compensation cost for all stock options granted prior to, but not yet vested as of, April 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted on or after April 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). See note 11 for further discussion of the Company’s stock-based compensation in accordance with SFAS No. 123(R).

FASB Issued Interpretation No. 48.  On July 13, 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”), and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN No. 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN No. 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006.

The Company adopted the provisions of FIN No. 48 on April 1, 2007. The total amount of unrecognized tax benefits as of the date of adoption was $0.5 million that, if recognized, would affect the effective tax rate. The Company expects that it is reasonably possible that the unrecognized tax benefits will decrease by $0.5 million within 12 months of this reporting date due to the resolution of audits.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. For the three months ended June 30, 2007 and 2006 interest and penalties were not significant.

The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. With a few exceptions, the Company is subject to income tax examination by U.S. and state tax authorities for the fiscal years ended March 31, 2004 and forward. However, to the extent allowed by law, the taxing authorities may have the right to examine prior periods where net operating losses (“NOLs”) were generated and carried forward, and make adjustments up to the amount of the NOLs. The Company’s fiscal years ended March 31, 2006 and forward are subject to examination by the UK tax authorities. The Company’s fiscal years ended March 31, 1998 and forward are subject to examination by the Canadian tax authorities. The Company is not currently under examination by the IRS. Currently, audits are occurring in Canada, and various state and local tax jurisdictions.

The adoption of FIN No. 48 did not impact the Company’s financial condition, results of operations or cash flows. At April 1, 2007, the Company had net deferred tax assets of $93.3 million. The deferred tax assets are largely composed of federal and state tax NOLs. Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets, a full valuation has been established to offset the net deferred tax asset. Additionally, the future utilization of the Company’s NOLs to offset future taxable income may be subject to a substantial annual limitation as a result of ownership changes that may have occurred previously or that could occur in the future.

Statement of Financial Accounting Standards No. 157.  In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. The Company will be required to adopt the provisions on SFAS No. 157 on April 1, 2008. The Company is currently evaluating the impact of adopting the provisions of SFAS No. 157 but

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

does not believe that the adoption of SFAS No. 157 will materially impact its financial position, cash flows, or results of operations.

Statement of Financial Accounting Standards No. 159.  In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115,” (“SFAS No. 159”), which is effective for fiscal years beginning after November 15, 2007. SFAS No. 159 permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The Company is currently evaluating the potential impact of SFAS No. 159.

2.	Investments Available-For-Sale

Investments classified as available-for-sale are reported at fair value based on quoted market prices, with unrealized gains and losses excluded from earnings and reported as other comprehensive income or loss (see note 9). The cost of investments sold is determined in accordance with the average cost method. As of June 30, 2007 and March 31, 2007, the cost, unrealized losses and carrying value of the Company’s available-for-sale investments were as follows:

	June 30, 2007
		Unrealized
		Holding	Carrying
	Cost	Gains (Losses)	Value
	(Amounts in thousands)

Auction rate notes	$166,330	$—	$166,330
Equity securities	3,636	1,280	4,916

	$169,966	$1,280	$171,246

	March 31, 2007
		Unrealized
		Holding	Carrying
	Cost	Gains (Losses)	Value
	(Amounts in thousands)

Auction rate notes	$237,379	$—	$237,379
Equity securities	125	—	125

	$237,504	$—	$237,504

The Company began investing in Auction Rate Securities (“ARS”) during the fiscal year ended March 31, 2006. The ARS carry interest rates or dividend yields that are periodically re-set through auctions, typically every 7, 14, 28, or 35 days. ARS are usually issued with long-term maturities or in perpetuity and are auctioned at par. Thus, the return on the investment between auction dates is determined by the interest rate or dividend yield set through the auctions. Accordingly, dividends and interest earned on auction rate investments are computed as a percentage of the principal amount of the security. Interest and dividend income earned during the three-month periods ended June 30, 2007 and June 30, 2006 on ARS was $2.6 million and $1.9 million, respectively. The Company minimizes its credit risk associated with investments by investing primarily in investment grade, highly liquid securities.

In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and based on our ability to market and sell these instruments, we classify ARS as available-for-sale securities and carry them at fair value with unrealized gains and losses recorded in other comprehensive income or loss.

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Equity securities as of June 30, 2007 are comprised of 13,470,525 common shares of Magna Pacific Holdings (“Magna”), an independent DVD distributor in Australia and New Zealand, purchased at an average cost of $0.23 per share. The closing price of Magna’s common shares on June 30, 2007 was $0.36 per common share. As a result, the Company had an unrealized gain of $1.3 million on its investment in Magna common shares as of June 30, 2007. The Company has reported the $1.3 million unrealized gain in other comprehensive income in the unaudited condensed consolidated statement of shareholder’s equity as of June 30, 2007. At March 31, 2007 equity securities were comprised of 592,156 common shares of Magna purchased at an average cost per share of $0.21.

In July 2007, the Company purchased 3,111,625 additional common shares of Magna for approximately $1.2 million, at an average price of $0.39 per share. On July 23, 2007 the Company sold 16,129,740 of Magna’s common shares for total proceeds of approximately $7.4 million, resulting in a gain of approximately $2.7 million. At July 23, 2007 the Company continued to own 452,410 Magna common shares.

3.	Investment in Films and Television Programs

	June 30,	March 31,
	2007	2007
	(Amounts in thousands)

Motion Picture Segment — Theatrical and Non-Theatrical Films
Released, net of accumulated amortization	$150,661	$144,302
Acquired libraries, net of accumulated amortization	88,532	90,980
Completed and not released	15,374	19,424
In progress	135,238	107,105
In development	7,058	5,205
Product inventory	28,180	30,330

	425,043	397,346

Television Segment — Direct-to-Television Programs
Released, net of accumulated amortization	61,359	70,949
In progress	92,592	24,083
In development	763	762

	154,714	95,794

	$579,757	$493,140

The following table sets forth acquired libraries that represent titles released three years prior to the date of acquisition, and amortized over its expected revenue stream from acquisition date up to 20 years:

				Unamortized Costs	Unamortized Costs
		Total	Remaining	Three Months Ended	Year Ended
Acquired	Acquisition	Amortization	Amortization	June 30,	March 31,
Library	Date	Period	Period	2007	2007
		(In years)		(Amounts in thousands)

Trimark	October 2000	20.00	13.25	$14,221	$14,854
Artisan	December 2003	20.00	16.50	67,726	69,402
Modern	August 2005	20.00	18.00	4,651	4,753
LGUK	October 2005	20.00	18.25	1,934	1,971

Total Acquired Libraries				$88,532	$90,980

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company expects approximately 40% of completed films and television programs, net of accumulated amortization, will be amortized during the one-year period ending June 30, 2008. Additionally, the Company expects approximately 80% of completed and released films and television programs, net of accumulated amortization and excluding acquired libraries, will be amortized during the three-year period ending June 30, 2010.

4.	Other Assets

	June 30,	March 31,
	2007	2007
	(Amounts in thousands)

Deferred financing costs, net of accumulated amortization	$9,405	$10,038
Prepaid expenses and other	5,738	3,553
Equity method investments	26,026	5,366

	$41,169	$18,957

Deferred Financing Costs

Deferred financing costs primarily include costs incurred in connection with the credit facility (see note 5) and the issuance of the 2.9375% Notes and the 3.625% Notes (see note 7) that are deferred and amortized to interest expense.

Prepaid expenses and other

Prepaid expenses and other primarily include prepaid expenses, security deposits and intangible assets.

Equity Method Investments

The carrying amount of equity method investments at June 30, 2007 and March 31, 2007 was as follows:

	June 30,	March 31,
	2007	2007
	(Amounts in thousands)

Maple	$1,976	$1,764
CinemaNow	—	—
Horror Entertainment, LLC	2,680	3,602
NextPoint, Inc.	21,370	—

	$26,026	$5,366

Equity interest in equity method investments on our unaudited condensed consolidated statements of operations represent our portion of the income or loss of our equity method investment based on our percentage ownership of the investee. Equity interests in equity method investments for the three months ended June 30, 2007 and 2006 were as follows (income (loss)):

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2007	2006
	(Amounts in thousands)

Maple	$61	$58
Horror Entertainment, LLC	(868)	—

	$(807)	$58

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Maple.  On April 8, 2005, Maple Pictures Corp., a Canadian corporation, (“Maple Pictures”) was formed by two former Lionsgate executives and a third-party equity investor. Lionsgate entered into library and output agreements with Maple Pictures, for the distribution of Lionsgate’s motion picture, television and home video product in Canada. Lionsgate also acquired and as of June 30, 2007 owns a 10% minority interest in Maple Pictures. The Company is accounting for the investment in Maple Pictures using the equity method.

CinemaNow.  At March 31, 2006, the Company had a 30% equity interest on an undiluted basis in CinemaNow, Inc. (“CinemaNow”). The investment in CinemaNow was accounted for using the equity method. In June 2006, the Company purchased $1.0 million Series E Preferred Stock as part of a $20.3 million round of financing secured by CinemaNow. At June 30, 2007, the Company’s equity interest in CinemaNow is 18.7% on a fully diluted basis and 21.1% on an undiluted basis.

Horror Entertainment, LLC.  On October 10, 2006, the Company purchased 300 membership interests in Horror Entertainment, LLC (“FEARnet”), a multiplatform programming and content service provider of horror genre films operating under the branding of “FEARnet.” In addition, the Company entered into a five-year license agreement with FEARnet for the U.S. territories and possessions whereby the Company will license content to FEARnet for video-on-demand and broadband exhibition. The Company has agreed not to compete in the area of a channel within the horror genre and the Company cannot license to a horror genre competitor more than 25 titles in any year during the term of the license agreement. The Company made a capital contribution to FEARnet of $5.1 million at the date of acquisition, which includes direct transaction costs of $0.1 million, and has committed to a total capital contribution of $13.3 million, which is expected to be fully funded over the next two-year period. Under certain circumstances, if the Company defaults on any of its funding obligations, then the Company could forfeit its equity and its license agreement with FEARnet could be terminated. The Company is accounting for the investment in FEARnet using the equity method because of the Company’s ownership percentage of 33.33%. Due to the timing in availability of financial statements from FEARnet, the Company is recording its share of the FEARnet results on a one quarter lag.

NextPoint, Inc.  On June 29, 2007, the Company purchased a 42% equity interest or 21,000,000 shares of the Series B Preferred Stock of NextPoint, Inc. (“Break.com”), an online video entertainment service provider operating under the branding of “Break.com”, for an aggregate purchase price of $21.4 million which includes $0.5 million of transaction costs, by issuing 1,890,189 of its common shares. The Company is accounting for the investment in Break.com using the equity method. The Company has a call option which is exercisable at any time from June 29, 2007 until the earlier of 30 months after June 29, 2007 or one year after a change of control, as narrowly defined, to purchase all, but not less than all, of the remaining 58% equity interests, including in-the-money stock options, warrants and other rights, of Break.com for $58 million in cash or common stock, at the Company’s option. Due to the timing in availability of financial statements from Break.com the Company is recording its share of the Break.com results on a one quarter lag.

5.	Bank Loans

At June 30, 2007, the Company had a $215 million revolving line of credit, of which $10 million is available for borrowing by Lionsgate UK in either U.S. dollars or British pounds sterling. At June 30, 2007, the Company had no borrowings (March 31, 2007 — nil) under the credit facility. The credit facility expires December 31, 2008 and bears interest at 2.75% over the “Adjusted LIBOR” or the “Canadian Bankers Acceptance” rate (as defined in the credit facility), or 1.75% over the U.S. or Canadian prime rates. The availability of funds under the credit facility is limited by the borrowing base. Amounts available under the credit facility are also limited by outstanding letters of credit, which amounted to $15.2 million at June 30, 2007. At June 30, 2007 there was $199.8 million available under the credit facility. The Company is required to pay a monthly commitment fee based upon 0.50% per annum on the total credit facility of $215 million less the amount drawn. Right, title and interest in and to all personal property of Lions Gate Entertainment Corp. and Lions Gate Entertainment Inc., the Company’s wholly owned U.S. subsidiary

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

is pledged as security for the credit facility. The credit facility is senior to the Company’s film obligations and subordinated notes. The credit facility restricts the Company from paying cash dividends on its common shares.

6.	Film Obligations and Participation and Residuals

	June 30,	March 31,
	2007	2007
	(Amounts in thousands)

Minimum guarantees(1)	$24,455	$19,286
Theatrical marketing obligations(2)	3,474	4,482
Production obligations(3)	119,561	144,116

Total film obligations	147,490	167,884
Less film obligations expected to be paid within one year	(58,554)	(82,350)

Production obligations expected to be paid after one year	$88,936	$85,534

Participation and residuals	$186,729	$171,156

The Company expects approximately 63% of accrued participants’ shares will be paid during the one-year period ending June 30, 2008.

(1)	Minimum guarantees represent amounts payable for film rights which the Company has acquired.

(2)	Theatrical marketing obligations represent amounts received which are contractually committed for theatrical marketing expenditures associated with specific titles.

(3)	Production obligations represent amounts payable for the cost incurred for the production of film and television programs that the Company produces, which in some cases are financed over periods exceeding one year. Production obligations have contractual repayment dates either at or near the expected completion date, with the exception of certain obligations containing repayment dates on a longer term basis. Production obligations incur interest at rates ranging from 7.32% to 7.76%, with the exception of approximately $91.4 million of production obligations which are non-interest bearing.

Theatrical Slate Financing

On May 25, 2007, the Company, through a series of agreements, closed a theatrical slate funding arrangement. Under this arrangement Pride Pictures LLC (“Pride”), an unrelated entity, will fund, generally, 50% of the Company’s production, acquisition, marketing and distribution costs of theatrical feature films up to an aggregate of approximately $196 million net of transaction costs. The funds available from Pride are generated from the issuance by Pride of $35 million of subordinated debt instruments, $35 million of equity and $134 million from a senior credit facility, which is subject to a borrowing base. The Company is not a party to the Pride debt obligations or their senior credit facility, and provides no guarantee of repayment of these obligations. The percentage of the contribution may vary on certain pictures. The slate of films covered by the arrangement is expected to be comprised of 23 films over the next three years. Pride will participate in a pro rata portion of the pictures’ net profits or losses similar to a co-production arrangement based on the portion of costs funded. The Company continues to distribute the pictures covered by the arrangement with a portion of net profits after all costs and the Company’s distribution fee being distributed to Pride based on their pro rata contribution to the applicable costs similar to a back-end participation on a film.

The $134 million senior credit facility is a revolving facility for print and advertising costs, other releasing costs, and direct production and acquisition costs. Borrowings for direct production and acquisition cost are subject

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to a borrowing base calculation generally based on 90% of the estimated ultimate amounts due to Pride on previously released films, as defined.

Amounts funded from Pride are reflected as a participation liability. The ultimate participation expected to be paid to Pride in excess of or less than the amount funded by Pride is amortized to expense under the individual film forecast method. At June 30, 2007, $175.3 million was available to be funded by Pride under the terms of the arrangement.

7.	Subordinated Notes and Other Financing Obligations

The following table sets forth the subordinated notes and other financing obligations outstanding at June 30, 2007 and March 31, 2007:

	June 30,	March 31,
	2007	2007
	(Amounts in thousands)

2.9375% Convertible Senior Subordinated Notes	$150,000	$150,000
3.625% Convertible Senior Subordinated Notes	175,000	175,000
Other Financing Obligations	3,718	—

	$328,718	$325,000

Subordinated Notes

3.625% Notes.  In February 2005, Lions Gate Entertainment Inc. sold $150.0 million of 3.625% Convertible Senior Subordinated Notes (the “3.625% Notes”). In connection with this sale, Lions Gate Entertainment Inc. granted the initial purchasers of the 3.625% Notes an option to purchase up to an additional $25.0 million of the 3.625% Notes for 13 days. The fair value of this option was not significant. The initial purchasers exercised this option in February 2005 and purchased an additional $25 million of the 3.625% Notes. The Company received $170.2 million of net proceeds after paying placement agents’ fees from the sale of $175.0 million of the 3.625% Notes. The Company also paid $0.6 million of offering expenses incurred in connection with the 3.625% Notes. Interest on the 3.625% Notes is payable semi-annually on March 15 and September 15, which commenced on September 15, 2005. After March 15, 2012, interest will be 3.125% per annum on the principal amount of the 3.625% Notes, payable semi-annually on March 15 and September 15 of each year. The 3.625% Notes mature on March 15, 2025. Lions Gate Entertainment Inc. may redeem all or a portion of the 3.625% Notes at its option on or after March 15, 2012 at 100% of their principal amount, together with accrued and unpaid interest through the date of redemption.

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

2.9375% Notes.  In October 2004, Lions Gate Entertainment Inc. sold $150.0 million of 2.9375% Convertible Senior Subordinated Notes (the “2.9375% Notes”). The Company received $146.0 million of net proceeds after paying placement agents’ fees from the sale of $150.0 million of the 2.9375% Notes. The Company also paid $0.7 million of offering expenses incurred in connection with the 2.9375% Notes. Interest on the 2.9375% Notes is payable semi-annually on April 15 and October 15, which commenced on April 15, 2005, and the 2.9375% Notes mature on October 15, 2024. From October 15, 2009 to October 14, 2010, Lions Gate Entertainment Inc. may redeem the 2.9375% Notes at 100.839%; from October 15, 2010 to October 14, 2011, Lions Gate Entertainment Inc. may redeem the 2.9375% Notes at 100.420%; thereafter, Lions Gate Entertainment Inc. may redeem the notes at 100%.

The holder may require Lions Gate Entertainment Inc. to repurchase the 2.9375% Notes on October 15, 2011, 2014 and 2019 or upon a change in control at a price equal to 100% of the principal amount, together with accrued and unpaid interest through the date of repurchase. Under certain circumstances, if the holder requires Lions Gate Entertainment Inc. to repurchase all or a portion of their notes upon a change in control, they will be entitled to receive a make whole premium. The amount of the make whole premium, if any, will be based on the price of the common shares of the Company on the effective date of the change in control. No make whole premium will be paid if the price of our common shares is less than $8.79 per share or if the price of the common shares of the Company exceeds $50.00 per share.

The holder may convert the 2.9375% Notes into our common shares prior to maturity only if the price of the common shares of the Company issuable upon conversion of a note reaches a specified threshold over a specified period, the trading price of the notes falls below certain thresholds, the notes have been called for redemption, a change in control occurs or certain corporate transactions occur. In addition, under certain circumstances, if the holder converts their notes upon a change in control, they will be entitled to receive a make whole premium. Before the close of business on or prior to the trading day immediately before the maturity date, if the notes have not been previously redeemed or repurchased, the holder may convert the notes into our common shares at a conversion rate of 86.9565 shares per $1,000 principal amount of the 2.9375% Notes, subject to adjustment in certain circumstances, which is equal to a conversion price of approximately $11.50 per share.

Other Financing Obligations

On June 1, 2007, the Company entered into a bank financing agreement for $3.7 million to fund the acquisition of certain capital assets. Interest is payable in monthly payments totaling $0.3 million per year for five years at an interest rate of 8.02%, with the entire principal due June 2012.

8.	Direct Operating Expenses

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2007	2006
	(Amounts in thousands)

Amortization of films and television programs	$49,862	$33,193
Participation and residual expense	38,011	37,198
Amortization of acquired intangible assets	162	244
Other expenses	(977)	(2,090)

	$87,058	$68,545

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other expenses primarily consist of the provision for doubtful accounts and foreign exchange gains and losses. The provision for doubtful accounts for the three months ended June 30, 2007 and 2006 were benefits of $0.5 million and $2.2 million, respectively. The benefit in the provision for doubtful accounts for the three months ended June 30, 2006 is due to a reversal of the provision for doubtful accounts of $2.2 million, primarily due to collection of a portion of accounts receivables related to a large retail customer that had declared bankruptcy and was previously reserved. Other expenses for the three months ended June 30, 2007 also includes foreign exchange gains of $0.5 million.

9.	Comprehensive Loss

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2007	2006
	(Amounts in thousands)

Net loss	$(53,118)	$(3,604)
Add: Foreign currency translation adjustments	2,434	1,550
Add (Deduct): Net unrealized gain (loss) on foreign exchange contracts	(12)	17
Add (Deduct): Unrealized gain (loss) on investments — available for sale	1,280	(363)

Comprehensive loss	$(49,416)	$(2,400)

10.	Loss Per Share

The Company calculates loss per share in accordance with SFAS No. 128, “Earnings Per Share.” Basic loss per share is calculated based on the weighted average common shares outstanding for the period. Basic loss per share for the three months ended June 30, 2007 and 2006 are presented below:

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2007	2006
	(Amounts in thousands)

Basic and Diluted Net Loss Per Share:
Numerator:
Net loss	$(53,118)	$(3,604)

Denominator:
Weighted average common shares outstanding	117,107	103,319

Basic and Diluted Net Loss Per Common Share	$(0.45)	$(0.03)

Basic loss per common share is calculated using the weighted average number of common shares outstanding during the three months ended June 30, 2007 and 2006 of 117,106,524 shares and 103,318,955 shares, respectively. The exercise of common share equivalents including stock options, the conversion features of the 2.9375% Notes, and the 3.625% Notes and restricted share units could potentially dilute income (loss) per share in the future, but were not reflected in diluted loss per share during the periods presented because their effect is anti-dilutive.

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company had 500,000,000 authorized shares of common stock at June 30, 2007 and March 31, 2007. The table below outlines common shares reserved for future issuance:

	June 30,	March 31,
	2007	2007
	(Amounts in thousands)

Stock options outstanding	6,356	5,933
Restricted share units — unvested	2,178	1,872
Share purchase options and restricted share units available for future issuance	53	1,026
Shares issuable upon conversion of 2.9375% Notes	13,043	13,043
Shares issuable upon conversion of 3.625% Notes	12,252	12,252

Shares reserved for future issuance	33,882	34,126

11.	Accounting for Stock-Based Compensation

Share-Based Compensation

The Company accounts for stock-based compensation in accordance with the provisions of SFAS No. 123(R). SFAS No. 123(R) requires the measurement of all stock-based awards using a fair value method and the recognition of the related stock-based compensation expense in the consolidated financial statements over the requisite service period. Further, as required under SFAS No. 123(R), the Company estimates forfeitures for share-based awards that are not expected to vest. As stock-based compensation expense recognized in the Company’s consolidated financial statements is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures.

The fair value of each option award is estimated on the date of grant using a closed-form option valuation model (Black-Scholes) based on the assumptions noted in the following table. Expected volatilities are based on implied volatilities from traded options on the Company’s stock, historical volatility of the Company’s stock and other factors. The expected term of options granted represents the period of time that options granted are expected to be outstanding. The following table represents the assumptions used in the Black-Scholes option-pricing model for options granted during the three months ended June 30, 2007 (no options were granted during the three months ended June 30, 2006):

Three Months
Ended
June 30,
2007

Risk-free interest rate	4.7% - 4.8%
Expected option lives (in years)	5.6 to 6.3 years
Expected volatility for options	31%
Expected dividend yield	0.0%

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted-average grant-date fair values for options granted during the three months ended June 30, 2007 was $4.75. The Company recognized the following share-based compensation expense during the three months ended June 30, 2007 and 2006:

	Three Months Ended
	June 30,
	2007	2006
	(Amounts in thousands)

Compensation Expense (Benefit):
Stock Options	$785	$458
Restricted Share Units	2,061	516
Stock Appreciation Rights	(380)	(1,384)

Total	$2,466	$(410)

There was no income tax benefit recognized in the statements of operations for share-based compensation arrangements during the three months ended June 30, 2007 and 2006.

Stock Options

A summary of option activity under our long-term incentive plans as of June 30, 2007 and changes during the three months then ended is presented below:

			Weighted	Aggregate
		Weighted-	Average	Intrinsic
		Average	Remaining	Value as of
	Number of	Exercise	Contractual	June 30,
Options:	Shares	Price	Term in Years	2007

Outstanding at March 31, 2007	5,933,289	$4.18
Granted	490,000	11.70
Exercised	(61,807)	6.31
Forfeited or expired	(5,665)	8.75

Outstanding at June 30, 2007	6,355,817	$6.71	4.41	$27,762,266

Outstanding Options as of June 30, 2007, vested or expected to vest in the future	6,348,834	$6.71	4.41	$27,755,902

Exercisable at June 30, 2007	3,557,816	$4.13	0.93	$24,555,490

The total intrinsic value of options exercised as of each exercise date during the three months ended June 30, 2007 was $0.3 million (2006 — $0.8 million).

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Share Units

A summary of the status of the Company’s restricted share units as of June 30, 2007, and changes during the three months then ended is presented below:

		Weighted Average
	Number of	Grant Date Fair
Restricted Share Units:	Shares	Value

Outstanding at March 31, 2007	1,872,243	$9.78
Granted	505,833	11.69
Vested	(195,257)	9.86
Forfeited	(5,206)	10.01

Outstanding at June 30, 2007	2,177,613	$10.22

The fair values of restricted share units are determined based on the market value of the shares on the date of grant.

The following table summarizes the total remaining unrecognized compensation related to nonvested stock options and restricted share units and the weighted average remaining years over which the cost will be recognized:

	Total	Weighted
	Unrecognized	Average
	Compensation	Remaining
	Cost	Years
	(Amounts in thousands)

Stock Options	$9,177	2.8
Restricted Share Units	17,796	2.5

Total	$26,973

Under the Company’s two stock option and long term incentive plans, the Company withholds shares to satisfy minimum statutory federal, state and local tax withholding obligations arising from the vesting of restricted share units. During the three months ended June 30, 2007, 20,889 shares were withheld upon the vesting of restricted share units.

The Company becomes entitled to an income tax deduction in an amount equal to the taxable income reported by the holders of the stock options and restricted share units when vesting or exercise occurs, the restrictions are released and the shares are issued. Restricted share units are forfeited if the employees terminate prior to vesting.

Stock Appreciation Rights

On February 2, 2004, an officer of the Company was granted 1,000,000 stock appreciation rights (“SARs”), which entitles the officer to receive cash only, and not common shares. The amount of cash received will be equal to the amount by which the trading price of common shares on the exercise notice date exceeds the SARs’ price of $5.20 multiplied by the number of SARs exercised. The SARs vested one quarter immediately on the award date and one quarter on each of the first, second and third anniversaries of the award date. These SARs are not considered part of the Company’s Employees’ and Directors’ Equity Incentive Plan. Applying FIN No. 28 “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans,” the Company is accruing compensation expense over the service period, which is assumed to be the three-year vesting period, using a graded approach. Through March 31, 2006, the Company measured compensation expense as the amount by which the market value of common shares exceeded the SARs’ price at each reporting date. Effective April 1, 2006, upon the adoption of SFAS No. 123(R), the Company measures compensation expense based on the fair value of the SARs which is determined by using the Black-Scholes option-pricing model at each reporting date. For the three months

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ended June 30, 2007, the following assumptions were used in the Black-Scholes option-pricing model: Volatility of 36.7%, Risk Free Rate of 4.9%, Expected Term of 1.6 years, and Dividend of 0%. At June 30, 2007, the market price of our common shares was $11.03, the weighted average fair value of the SARs was $6.27, and all 1,000,000 of the SARs had vested. Due to the decrease in the market price of its common shares, the Company recorded a reduction in stock-based compensation expense in the amount of $0.4 million in general and administration expenses in the unaudited condensed consolidated statements of operations for the three months ended June 30, 2007 (2006 — $0.4 million). During the year ended March 31, 2005 the officer exercised 150,000 of the vested SARs and the Company paid $0.9 million. The compensation expense amount in the period is calculated by using the fair value of the SARs, multiplied by the remaining 1,000,000 SARs assumed to have vested under the graded methodology less the 150,000 SARs exercised less the amount previously recorded. At June 30, 2007, the Company has a stock-based compensation liability accrual in the amount of $5.3 million (March 31, 2007 — $5.7 million) included in accounts payable and accrued liabilities on the unaudited condensed consolidated balance sheets relating to these SARs.

12.	Segment Information

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

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segmented information by business unit is as follows:

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2007	2006
	(Amounts in thousands)

Segment revenues
Motion Pictures	$170,322	$165,186
Television	28,420	7,270

	$198,742	$172,456

Direct operating expenses
Motion Pictures	$59,630	$61,953
Television	27,428	6,592

	$87,058	$68,545

Distribution and marketing
Motion Pictures	$132,859	$85,261
Television	2,642	1,785

	$135,501	$87,046

General and administration
Motion Pictures	$7,415	$6,814
Television	1,826	150

	$9,241	$6,964

Segment profit (loss)
Motion Pictures	$(29,582)	$11,158
Television	(3,476)	(1,257)

	$(33,058)	$9,901

Acquisition of investment in films and television programs
Motion Pictures	$56,073	$39,281
Television	80,066	21,158

	$136,139	$60,439

Purchases of property and equipment amounted to $2.0 million and $1.8 million for the three months ending June 30, 2007 and 2006, respectively, all primarily pertaining to the corporate headquarters.

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment profit (loss) is defined as segment revenue less segment direct operating, distribution and marketing, and general and administration expenses. The reconciliation of total segment profit (loss) to the Company’s loss before income taxes is as follows:

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2007	2006
	(Amounts in thousands)

Company’s total segment profit (loss)	$(33,058)	$9,901
Less:
Corporate general and administration	(17,599)	(12,269)
Depreciation	(908)	(544)
Interest expense	(3,860)	(4,676)
Interest and other income	3,803	2,561
Equity interests income (loss)	(807)	58

Loss before income taxes	$(52,429)	$(4,969)

The following table sets forth significant assets as broken down by segment and other unallocated assets as of June 30, 2007 and March 31, 2007:

	June 30, 2007			March 31, 2007
	Motion			Motion
	Pictures	Television	Total	Pictures	Television	Total
	(Amounts in thousands)

Significant assets by segment
Accounts receivable	$64,505	$40,729	$105,234	$85,294	$45,202	$130,496
Investment in films and television programs	425,043	154,714	579,757	397,346	95,794	493,140
Goodwill	173,530	13,961	187,491	173,530	13,961	187,491

	$663,078	$209,404	$872,482	$656,170	$154,957	$811,127

Other unallocated assets (primarily cash and available-for-sale investments)			289,846			325,968

Total assets			$1,162,328			$1,137,095

13.	Contingencies

The Company is from time to time involved in various claims, legal proceedings and complaints arising in the ordinary course of business. The Company does not believe that adverse decisions in any such pending or threatened proceedings, or any amount which the Company might be required to pay by reason thereof, would have a material adverse effect on the financial condition or future results of the Company. The Company has provided an accrual for estimated losses under the above matters as of June 30, 2007, in accordance with SFAS No. 5, “Accounting for Contingencies.”

14.	Consolidating Financial Information

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

In February 2005, the Company sold $175.0 million of the 3.625% Notes through the Issuer. The 3.625% Notes, by their terms, are fully and unconditionally guaranteed by the Company. On March 29, 2005, and as amended April 6, 2005, the Company filed a registration statement on Form S-3 to register the resale of the 3.625% Notes and common shares issuable on conversion of the 3.625% Notes. On April 13, 2005, the registration statement was declared effective by the SEC.

The following tables present unaudited condensed consolidating financial information as of June 30, 2007 and March 31, 2007 and for the three months ended June 30, 2007 and 2006 for (1) the Company, on a stand-alone basis, (2) the Issuer, on a stand-alone basis, (3) the non-guarantor subsidiaries of the Company (including the subsidiaries of the Issuer), on a combined basis (collectively, the “Other Subsidiaries”) and (4) the Company, on a consolidated basis.

BALANCE SHEET

	As of June 30, 2007
	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated
	(Amounts in thousands)

BALANCE SHEET
Assets
Cash and cash equivalents	$2,127	$45,921	$10,532	$—	$58,580
Restricted cash	—	3,256	1,388	—	4,644
Investments — auction rate securities	—	166,330	—	—	166,330
Investments — equity securities	—	—	4,916	—	4,916
Accounts receivable, net	638	880	103,716	—	105,234
Investment in films and television programs	262	6,651	572,903	(59)	579,757
Property and equipment	—	12,951	1,256	—	14,207
Goodwill	10,173	—	177,318	—	187,491
Other assets	2,132	58,176	30,234	(49,373)	41,169
Investment in subsidiaries	285,483	572,062	(64,900)	(792,645)	—

	$300,815	$866,227	$837,363	$(842,077)	$1,162,328

Liabilities and Shareholders’ Equity (Deficiency)
Accounts payable and accrued liabilities	$851	$22,905	$151,216	$—	$174,972
Participation and residuals	180	1,623	184,926	—	186,729
Film obligations	75	5,500	141,915	—	147,490
Subordinated notes	—	325,000	3,718	—	328,718
Deferred revenue	—	—	101,066	—	101,066
Intercompany payables (receivables)	(243,629)	428,562	54,011	(238,944)	—
Intercompany equity	319,985	93,217	270,983	(684,185)	—
Shareholders’ equity (deficiency)	223,353	(10,580)	(70,472)	81,052	223,353

	$300,815	$866,227	$837,363	$(842,077)	$1,162,328

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

STATEMENT OF OPERATIONS

	Three Months Ended June 30, 2007
	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated
	(Amounts in thousands)

Revenues	$47	$2,207	$197,881	$(1,393)	$198,742
EXPENSES:
Direct operating	—	93	86,965	—	87,058
Distribution and marketing	—	—	135,501	—	135,501
General and administration	452	16,235	10,153	—	26,840
Depreciation	—	1	907	—	908

Total expenses	452	16,329	233,526	—	250,307

OPERATING LOSS	(405)	(14,122)	(35,645)	(1,393)	(51,565)

Other Expense (Income):
Interest expense	—	3,855	5	—	3,860
Interest income	(14)	(3,790)	1	—	(3,803)

Total other expenses (income)	(14)	65	6	—	57

INCOME (LOSS) BEFORE EQUITY INTERESTS AND INCOME TAXES	(391)	(14,187)	(35,651)	(1,393)	(51,622)
Equity interests income (loss)	(52,727)	(37,288)	(867)	90,075	(807)

INCOME (LOSS) BEFORE INCOME TAXES	(53,118)	(51,475)	(36,518)	88,682	(52,429)
Income tax provision (benefit)	—	48	641	—	689

NET INCOME (LOSS)	$(53,118)	$(51,523)	$(37,159)	$88,682	$(53,118)

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

STATEMENT OF CASH FLOWS

	Three Months Ended June 30, 2007
	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated
	(Amounts in thousands)

NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(333)	$(69,241)	$(10,797)	$—	$(80,371)

INVESTING ACTIVITIES:
Purchases of investments — auction rate securities	—	(172,442)	—	—	(172,442)
Sales of investments — auction rate securities	—	243,491	—	—	243,491
Purchases of equity securities	—	—	(3,432)	—	(3,432)
Proceeds from sale of equity securities	—	16,343	—	—	16,343
Purchases of property and equipment	—	(1,746)	(271)	—	(2,017)

NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	—	85,646	(3,703)	—	81,943

FINANCING ACTIVITIES:
Exercise of stock options	390	—	—	—	390
Borrowings from financing obligation	—	—	3,718	—	3,718

NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	390	—	3,718	—	4,108

NET CHANGE IN CASH AND CASH EQUIVALENTS	57	16,405	(10,782)	—	5,680

FOREIGN EXCHANGE EFFECT ON CASH	162	(689)	1,930	—	1,403
CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	1,908	28,347	21,242	—	51,497

CASH AND CASH EQUIVALENTS — END OF PERIOD	$2,127	$44,063	$12,390	$—	$58,580

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

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

STATEMENT OF OPERATIONS

	Three Months Ended June 30, 2006
	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated
	(Amounts in thousands)

Revenues	$—	$3,618	$168,838	$—	$172,456
EXPENSES:
Direct operating	—	—	68,545	—	68,545
Distribution and marketing	—	346	86,700	—	87,046
General and administration	391	11,860	6,982	—	19,233
Depreciation	—	13	531	—	544

Total expenses	391	12,219	162,758	—	175,368

OPERATING INCOME (LOSS)	(391)	(8,601)	6,080	—	(2,912)

Other Expenses (Income):
Interest expense	100	4,497	278	(199)	4,676
Interest income	(27)	(2,497)	(236)	199	(2,561)

Total other expenses (income), net	73	2,000	42	—	2,115

INCOME (LOSS) BEFORE EQUITY INTERESTS AND INCOME TAXES	(464)	(10,601)	6,038	—	(5,027)
Equity interests income (loss)	(3,419)	6,728	58	(3,309)	58

INCOME (LOSS) BEFORE INCOME TAXES	(3,883)	(3,873)	6,096	(3,309)	(4,969)
Income tax provision (benefit)	(279)	399	(1,485)	—	(1,365)

NET INCOME (LOSS)	$(3,604)	$(4,272)	$7,581	$(3,309)	$(3,604)

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

STATEMENT OF CASH FLOWS

	Three Months Ended June 30, 2006
	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated
	(Amounts in thousands)

NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	$3,591	$(24,882)	$6,267	$—	$(15,024)

INVESTING ACTIVITIES:
Purchases of investments — auction rate securities	—	(165,620)	—	—	(165,620)
Sales of investments — auction rate securities	—	190,594	—	—	190,594
Purchases of property and equipment	—	(153)	(1,678)	—	(1,831)

NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	—	24,821	(1,678)	—	23,143

FINANCING ACTIVITIES:
Exercise of stock options	353	—	—	—	353

NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	353	—	—	—	353

NET CHANGE IN CASH AND CASH EQUIVALENTS	3,944	(61)	4,589	—	8,472

FOREIGN EXCHANGE EFFECT ON CASH	(5,748)	72	5,084	—	(592)
CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	6,541	—	40,437	—	46,978

CASH AND CASH EQUIVALENTS — END OF PERIOD	$4,737	$11	$50,110	$—	$54,858

15.	Subsequent Events

Société Générale de Financement du Québec Filmed Entertainment Financing Deal

On July 30, 2007, the Company entered into a four-year filmed entertainment slate financing agreement with Société Générale de Financement du Québec (“SGF”), the Québec provincial government’s investment arm. SGF will finance up to 35% of production costs of television and feature film productions produced in Québec for a four year period for an aggregate investment of up to $140 million and the Company will advance all amounts necessary to fund the remaining budgeted costs. The maximum aggregate of budgeted costs over the four-year period will be $400 million, including the Company’s portion, but no more than $100 million per year. In connection with this agreement the Company and SGF will proportionally share in the proceeds derived from the funded productions after the Company deducts a distribution fee, recoups all distribution expenses and releasing costs, and pays all applicable participations and residuals.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Lions Gate Entertainment Corp.  (“Lionsgate,” the “Company,” “we,” “us” or “our”) is a diversified independent producer and distributor of motion pictures, television programming, home entertainment, family entertainment, video-on-demand and music content. We release approximately 18 to 22 motion pictures theatrically per year. Our theatrical releases include films we produce in-house and films we acquire from third parties. We also have produced approximately 77 hours of television programming on average each of the last three years. Our disciplined approach to acquisition, production, and distribution is designed to maximize our profit by balancing our financial risks against the probability of commercial success of each project. We currently distribute our library of more than 10,000 motion picture titles and television episodes and programs directly to retailers, video rental stores, and pay and free television channels in the U.S., UK and Ireland and indirectly to other international markets through third parties. We own a minority interest in CinemaNow, Inc. (“CinemaNow”), an internet video-on-demand provider, Horror Entertainment, LLC (“FEARnet”), a multiplatform programming and content service provider, and in NextPoint, Inc. (“Break.com”), an online video entertainment service provider. We also own a minority interest in Maple Pictures Corp. (“Maple Pictures”), a Canadian film and television distributor based in Toronto, Canada. We have distribution agreements with Maple Pictures through which we distribute our library and other titles in Canada.

Our revenues are derived from the following business segments:

•	Motion Pictures, which includes Theatrical, Home Entertainment, Television and International Distribution. Theatrical revenues are derived from the theatrical release of motion pictures in the U.S. which are distributed to theatrical exhibitors on a picture by picture basis. The financial terms that we negotiate with our theatrical exhibitors generally provide that we receive a percentage of the box office results and are negotiated on a picture by picture basis. Home entertainment revenues are derived primarily from the sale of video and DVD releases of our own productions and acquired films, including theatrical releases and direct-to-video releases, to retail stores. In addition, we have revenue sharing arrangements with certain rental stores which generally provide that in exchange for a nominal or no upfront sales price we share in the rental revenues generated by each such store on a title by title basis. Television revenues are primarily derived from the licensing of our productions and acquired films to the domestic cable, free and pay television markets. International revenues include revenues from our UK subsidiary and from the licensing of our productions and acquired films to international markets on a territory-by-territory basis. Our revenues are derived from the U.S., Canada and other foreign countries; none of the foreign countries individually comprised greater than 10% of total revenue.

•	Television Productions, which includes the licensing to domestic and international markets of one-hour and half-hour drama series, television movies and mini-series and non-fiction programming and revenues from the sale of television production movies or series in other media including home entertainment.

Our primary operating expenses include the following:

•	Direct Operating Expenses, which include amortization of production or acquisition costs, participation and residual expenses and provision for doubtful accounts. Participation costs represent contingent consideration payable based on the performance of the film to parties associated with the film, including producers, writers, directors or actors, etc. Residuals represent amounts payable to various unions or “guilds” such as the Screen Actors Guild, Directors Guild of America, Writers Guild of America, based on the performance of the film in certain ancillary markets or based on the individual’s (i.e. actor, director, writer) salary level in the television market.

•	Distribution and Marketing Expenses, which primarily include the costs of theatrical “prints and advertising” and of video and DVD duplication and marketing. Theatrical print and advertising represent the costs of the theatrical prints delivered to theatrical exhibitors and advertising includes the advertising and marketing cost associated with the theatrical release of the picture. Video and DVD duplication represent the cost of the video and DVD product and the manufacturing costs associated with creating the physical products. Video and DVD marketing costs represent the cost of advertising the product at or near the time of its release or special promotional advertising.

•	General and Administration Expenses, which include salaries and other overhead.

Recent Developments

NextPoint, Inc.  On June 29, 2007, the Company purchased a 42% equity interest or 21,000,000 shares of the Series B Preferred Stock of NextPoint, Inc. (“Break.com”), an online video entertainment service provider operating under the branding of “Break.com”, for an aggregate purchase price of $21.4 million which includes $0.5 million of transaction costs, by issuing 1,890,189 of its common shares in exchange for the 21,000,000 shares of the Series B Preferred Stock in Break.com. The Company is accounting for the investment in Break.com using the equity method. The Company has a call option which is exercisable at any time from June 29, 2007 until the earlier of 30 months after June 29, 2007 or a year after a change of control, as narrowly defined, to purchase all, but not less than all, of the remaining 58% equity interests, including in-the-money stock options, warrants and other rights, of Break.com for $58 million in cash or common stock, at the Company’s option. Due to the timing in availability of financial statements from Break.com the Company is recording its share of the Break.com results on a one quarter lag.

Theatrical Slate Financing.  On May 25, 2007, the Company, through a series of agreements, closed a theatrical slate funding arrangement. Under this arrangement Pride Pictures LLC (“Pride”), an unrelated entity, will fund, generally, 50% of the Company’s production, acquisition, marketing and distribution costs of theatrical feature films up to an aggregate of approximately $196 million net of transaction costs. The funds available from Pride are generated from the issuance by Pride of $35 million of subordinated debt instruments, $35 million of equity and $134 million from a senior credit facility, which is subject to a borrowing base. The Company is not a party to the Pride debt obligations or their senior credit facility, and provides no guarantee of repayment of these obligations. The percentage of the contribution may vary on certain pictures. The slate of films covered by the arrangement is expected to be comprised of 23 films over the next three years. Pride will participate in a pro rata portion of the pictures net profits or losses similar to a co-production arrangement based on the portion of costs funded. The Company continues to distribute the pictures covered by the arrangement with a portion of net profits after all costs and the Company’s distribution fee being distributed to Pride based on their pro rata contribution to the applicable costs similar to a back-end participation on a film.

Horror Entertainment, LLC.  On October 10, 2006, the Company purchased 300 membership interests in Horror Entertainment, LLC (“FEARnet”), a multiplatform programming and content service provider of horror genre films operating under the branding of “FEARnet.” In addition, the Company entered into a five-year license agreement with FEARnet for the US territories and possessions whereby the Company will license content to FEARnet for video-on-demand and broadband exhibition. The Company has agreed not to compete in the area of a channel within the horror genre and the Company cannot license to a horror genre competitor more than 25 titles in any year during the term of the license agreement. The Company made a capital contribution to FEARnet of $5.1 million at the date of acquisition, which includes direct transaction costs of $0.1 million, and has committed to a total capital contribution of $13.3 million, which is expected to be fully funded over the next two-year period. Under certain circumstances, if the Company defaults on any of its funding obligations, then the Company could forfeit its equity and its license agreement with FEARnet could be terminated. The Company is accounting for the investment in FEARnet using the equity method because of the Company’s ownership percentage of 33.33%. Due to the timing in availability of financial statements from FEARnet, the Company is recording its share of the FEARnet results on a one quarter lag. The Company recorded a $0.9 million loss in its equity interests associated with FEARnet’s operations through March 31, 2007 in the consolidated statement of operations for the three months ended June 30, 2007. The investment in FEARnet is $2.7 million as of June 30, 2007 (March 31, 2007 — $3.6 million).

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

SGF.  On July 30, 2007, the Company entered into a four-year filmed entertainment slate financing agreement with Société Générale de Financement du Québec (“SGF”), the Québec provincial government’s investment arm. SGF will finance up to 35% of production costs of television and feature film productions produced in Québec for a four year period for an aggregate investment of up to $140 million and the Company will advance all amounts necessary to fund the remaining budgeted costs. The maximum aggregate of budgeted costs over the four-year period will be $400 million, including the Company’s portion, but no more than $100 million per year. In connection with this agreement the Company and SGF will proportionally share in the proceeds derived from the funded productions after the Company deducts a distribution fee, recoups all distribution expenses and releasing costs, and pays all applicable participations and residuals.

CRITICAL ACCOUNTING POLICIES

The application of the following accounting policies, which are important to our financial position and results of operations, requires significant judgments and estimates on the part of management. As described more fully below, these estimates bear the risk of change due to the inherent uncertainty attached to the estimate. For example, accounting for films and television programs requires the Company to estimate future revenue and expense amounts which, due to the inherent uncertainties involved in making such estimates, are likely to differ to some extent from actual results. For a summary of all of our accounting policies, including the accounting policies discussed below, see note 2 to our March 31, 2007 audited consolidated financial statements.

Generally Accepted Accounting Principles (“GAAP”).  Our consolidated financial statements have been prepared in accordance with U.S. GAAP.

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

The Company’s management regularly reviews and revises when necessary its ultimate revenue and cost estimates, which may result in a change in the rate of amortization of film costs and participations and residuals and/or write-down of all or a portion of the unamortized costs of the film or television program to its estimated fair value. The Company’s management estimates the ultimate revenue based on experience with similar titles or title genre, the general public appeal of the cast, actual performance (when available) at the box office or in markets currently being exploited, and other factors such as the quality and acceptance of motion pictures or programs that our competitors release into the marketplace at or near the same time, critical reviews, general economic conditions and other tangible and intangible factors, many of which we do not control and which may change. In the normal course of our business, some films and titles are more successful than anticipated and some are less successful. Accordingly, we update our estimates of ultimate revenue and participation costs based upon the actual results achieved or new information as to anticipated revenue performance such as (for home video revenues) initial orders and demand from retail stores when it becomes available. An increase in the ultimate revenue will generally result in a lower amortization rate while a decrease in the ultimate revenue will generally result in a higher amortization rate and periodically results in an impairment requiring a write down of the film cost to the title’s fair value. These write downs are included in amortization expense within direct operating expenses in our consolidated statements of operations.

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

Income Taxes.  The Company is subject to federal and state income taxes in the U.S., and in several foreign jurisdictions in which we operate. We account for income taxes according to SFAS No. 109, “Accounting for Income Taxes” (SFAS No. 109). SFAS No. 109 requires the recognition of deferred tax assets, net of applicable reserves, related to net operating loss carryforwards and certain temporary differences. The standard requires recognition of a future tax benefit to the extent that realization of such benefit is more likely than not or a valuation allowance is applied. Because of our historical operating losses, we have provided a valuation allowance against our net deferred tax assets. When we have a history of profitable operations sufficient to demonstrate that it is more likely than not that our deferred tax assets will be realized, the valuation allowance will be reversed. However, this assessment of our planned use of our deferred tax assets is an estimate which could change in the future depending upon the generation of taxable income in amounts sufficient to realize our deferred tax assets.

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

Recent Accounting Pronouncements

Statement of Financial Accounting Standards No. 123(R).  In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123(R)). SFAS No. 123(R) revises SFAS No. 123 and eliminates the alternative to use the intrinsic value method of accounting under APB No. 25. SFAS No. 123(R) requires accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments, to account for these types of transactions using a fair-value-based method. Effective April 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment,” (SFAS No. 123(R)) using the modified-prospective transition method. Under such transition method, compensation cost recognized in the three months ended June 30, 2007 and 2006 includes: (a)  compensation cost for all stock options granted prior to, but not yet vested as of, April 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted on or after April 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). See note 12 for further discussion of the Company’s stock-based compensation in accordance with SFAS No. 123(R).

FASB Issued Interpretation No. 48.  On July 13, 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN No. 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN No. 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006.

The Company adopted the provisions of FIN No. 48 on April 1, 2007. The total amount of unrecognized tax benefits as of the date of adoption was $0.5 million that, if recognized, would affect the effective tax rate. The Company expects it is reasonably possible that the unrecognized tax benefits will decrease by $0.5 million within 12 months of this reporting date due to the resolution of audits.

Statement of Financial Accounting Standards No. 157.  In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. The Company will be required to adopt the provisions on SFAS No. 157 on April 1, 2008. The Company is currently evaluating the impact of adopting the provisions of SFAS No. 157 but does not believe that the adoption of SFAS No. 157 will materially impact its financial position, cash flows, or results of operations.

Statement of Financial Accounting Standards No. 159.  In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115,” (“SFAS No. 159”), which is effective for fiscal years beginning after November 15, 2007. SFAS No. 159 permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The Company is currently evaluating the potential impact of SFAS No. 159.

Results of Operations

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

Consolidated revenues this quarter of $198.7 million increased $26.2 million, or 15.2%, compared to $172.5 million in the prior year’s quarter. Motion pictures revenue of $170.3 million this quarter increased $5.1 million, or 3.1%, compared to $165.2 million in the prior year’s quarter. Television revenues of $28.4 million this quarter increased $21.1 million, or 289.0%, compared to $7.3 million in the prior year’s quarter.

Motion Pictures Revenue

The increase in motion pictures revenue this quarter was mainly attributable to increases in television and international revenue, offset by decreases in video revenue. The following table sets forth the components of revenue for the motion pictures reporting segment for the three-month periods ended June 30, 2007 and 2006:

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,	Increase (Decrease)
	2007	2006	Amount	Percent
	(Amounts in millions)

Motion Pictures
Theatrical	$19.0	$18.5	$0.5	2.7%
Video	103.8	114.8	(11.0)	(9.6)%
Television	22.4	14.8	7.6	51.4%
International	22.7	15.5	7.2	46.5%
Other	2.4	1.6	0.8	50.0%

	$170.3	$165.2	$5.1	3.1%

The following table sets forth the titles contributing significant motion pictures revenue for the three-month periods ended June 30, 2007 and 2006:

Three Months Ended June 30,
2007		2006
	Theatrical and Video		Theatrical and Video
Title	Release Date	Title	Release Date

Theatrical:		Theatrical:
Away From Her	May 2007	Akeelah and the Bee	April 2006
Bug	May 2007	La Mujer De Mi Hermano	April 2006
Delta Farce	May 2007	Larry the Cable Guy: Health Inspector	February 2006
Hostel 2	June 2007	See No Evil	May 2006
The Condemned	April 2007
Video:		Video:
Daddy’s Little Girls	June 2007	Barbie Diaries	May 2006
Employee of the Month	January 2007	Crash	September 2005
Happily N’Ever After	May 2007	Lord of War	January 2006
Pride	June 2007	Madea Goes to Jail	June 2006
Saw 3	January 2007	Madea’s Family Reunion	June 2006
		Saw 2	February 2006
		Waiting	February 2006
		Why Did I Get Married	June 2006
Television:
Television:
Crank
Crash
Employee of the Month
The Devil’s Rejects
Saw 3
The Descent
International:
International:
Dirty Dancing — Stage Play
Fierce People
Right at Your Door
Hard Candy
Saw 3
Saw 2
The Punisher

Theatrical revenue of $19.0 million increased $0.5 million or 2.7% in this quarter as compared to the prior year’s quarter due to an increase in the number of theatrical releases in the current quarter. In this quarter, the titles listed in the above table as contributing significant theatrical revenue in the current quarter represented individually between 7% and 36% of total theatrical revenue and in the aggregate approximately 90% of total theatrical revenue. In the prior year’s quarter, the titles listed in the above table as contributing significant theatrical revenue represented individually between 6% and 39% of total theatrical revenue and in the aggregate approximately 92% of total theatrical revenue.

Video revenue of $103.8 million decreased $11.0 million or 9.6% in this quarter as compared to the prior year’s quarter. The decrease is due to a decrease in revenues generated from the significant titles listed in the above table as compared to the prior year’s quarter. The titles listed above as contributing significant video revenue in the current quarter represented individually between 2% to 19% of total video revenue and in the aggregate 44% or $45.6 million of total video revenue for the quarter. In the prior year’s quarter, the titles listed above as contributing significant video revenue represented individually between 2% to 27% of total video revenue and in the aggregate 57% or $65.0 million of total video revenue for the quarter. In the current quarter $58.3 million, or 56%, of total video revenue was contributed by titles that individually make up less than 2% of total video revenue, and in the prior year’s quarter this amounted to $49.8 million or 43% of total video revenue.

Television revenue included in motion pictures revenue of $22.4 million in this quarter increased $7.6 million, or 51.4%, compared to the prior year’s quarter. The increase is due to more theatrical titles with television windows opening in the current quarter as compared to the prior year’s quarter. In this quarter, the titles listed above as contributing significant television revenue represented individually between 7% to 31% of total television revenue and in the aggregate 59% of total television revenue for the quarter. In the prior year’s quarter the titles listed above as contributing significant television revenue represented individually between 14% to 29% of total television revenue and in the aggregate 44% of total television revenue for the quarter.

International revenue of $22.7 million increased $7.2 million or 46.5% in this quarter as compared to the prior year’s quarter. Lionsgate UK, established from the acquisition of Redbus in fiscal 2006, contributed $8.0 million, or 35.2% of international revenue in the current quarter, which included revenues from Employee of the Month, Saw III, The Lives of Others, and An American Haunting, compared to $6.2 million, or 40.0%, of total international revenue in the prior year’s quarter. In this quarter, the titles listed in the table above as contributing significant international revenue, which does not include revenue generated from Lionsgate UK, represented individually between 5% to 10% of total international revenue and in the aggregate 27% of total international revenue for the quarter. In the prior year’s quarter the titles listed in the table above as contributing significant revenue represented individually between 3% to 19% of total international revenue and in the aggregate 28% of total international revenue for the quarter.

Television Revenue

The following table sets forth the components of revenue that make up television production revenue for the three-month periods ended June 30, 2007 and 2006:

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,	Increase (Decrease)
	2007	2006	Amount	Percent
	(Amounts in millions)

Television Production
Domestic series licensing	$20.0	$6.1	$13.9	227.9%
International	6.1	0.3	5.8	1,933.3%
Video releases of television production	2.3	0.7	1.6	228.6%
Other	—	0.2	(0.2)	100.0%

	$28.4	$7.3	$21.1	289.0%

The following table sets forth the number of television episodes delivered in the three months ended June 30, 2007 and 2006, respectively:

	Three Months Ended		Three Months Ended
	June 30, 2007		June 30, 2006
	Episodes	Hours	Episodes	Hours

Domestic Series Licensing
One Hour Series	9	9.0	1	1.0
Half Hour Series	1	0.5	6	3.0

	10	9.5	7	4.0

Television revenue of $28.4 million in this quarter increased by $21.1 million, or 289.0%, compared to $7.3 million in the prior year’s quarter, due primarily to higher revenue from domestic series licensing, international revenue and video releases of television production. Domestic series licensing increased partially due to an increase in episodes delivered of Wildfire, The Dead Zone and The Dresden Files in the three months ended June 30, 2007 as compared to the three months ended June 30, 2006. Domestic series licensing for the current quarter also increased due to $8.6 million of revenue contributed in the current quarter from the July 3, 2006 acquisition of Debmar on television series such as House of Payne and South Park, as compared to nil in the prior year’s quarter. Domestic series deliveries of one-hour series in this quarter included three one-hour episodes of The Dead Zone, four one-hour episodes of Wildfire Season 4, and two one-hour episodes of The Dresden Files, and of half-hour series included one half-hour episode of Weeds Season 3. In the prior year’s quarter, domestic series deliveries of one-hour series included Wildfire Season 2,and of half-hour series included Weeds Season 2 and Lovespring International.

International revenue of $6.1 million increased by $5.8 million in the current quarter mainly due to international revenue from Hidden Palms, Lovespring International, The Dresden Files and The Dead Zone, compared to international revenue of $0.3 million in the prior year’s quarter from Weeds and Wildfire.

Direct Operating Expenses

The following table sets forth direct operating expenses by segment for the three months ended June 30, 2007 and 2006:

	Three Months Ended			Three Months Ended
	June 30, 2007			June 30, 2006
	Motion			Motion
	Pictures	Television	Total	Pictures	Television	Total
	(Amounts in millions)

Direct operating expenses
Amortization of films and television programs	$29.2	$20.7	$49.9	$27.0	$6.2	$33.2
Participation and residual expense	31.2	6.8	38.0	36.4	0.8	37.2
Amortization of acquired intangible assets	0.2	—	0.2	0.2	—	0.2
Other expenses	(1.0)	—	(1.0)	(1.7)	(0.4)	(2.1)

	$59.6	$27.5	$87.1	$61.9	$6.6	$68.5

Direct operating expenses as a percentage of segment revenues	35.0%	96.8%	43.8%	37.5%	90.4%	39.7%

Direct operating expenses include amortization, participation and residual expenses and other expenses. Direct operating expenses of the motion pictures segment of $59.6 million for this quarter were 35.0% of motion pictures revenue, compared to $61.9 million, or 37.5% of motion pictures revenue for the prior year’s quarter. The decrease in direct operating expense of the motion pictures segment in the quarter as a percent of revenue is due to the change in the mix of titles generating revenue compared to the prior year’s quarter. The benefit in other expense in the current quarter resulted primarily from foreign exchange gains of approximately $0.5 million and adjustments to the provision for bad debts due to collection of accounts previously reserved. The benefit in other expense for the prior quarter resulted primarily from the reversal of the provision for doubtful accounts of $2.2 million associated with the collection of a portion of accounts receivable that was previously reserved, related to a large retail customer that declared bankruptcy. Direct operating expenses of the motion pictures segment included charges for write downs of investment in film costs of $2.4 million and $0.3 million in the current quarter and prior year quarter, respectively, due to the lower than anticipated actual performance or previously expected performance of certain titles. In the current quarter, approximately $1.5 million of the write down related to the unanticipated poor performance at the box office on one motion picture.

Direct operating expenses of the television segment of $27.5 million for this quarter were 96.8% of television revenue, compared to $6.6 million, or 90.4% of television revenue for the prior year’s quarter. The increase in direct operating expense of the television segment in the quarter is due to the increase in television production revenue in this quarter compared to prior year’s quarter, and to the write off of film costs associated with a television pilot of approximately $1.2 million.

Distribution and Marketing Expenses

The following table sets forth distribution and marketing expenses by segment for the three months ended June 30, 2007 and 2006:

	Three Months Ended			Three Months Ended
	June 30, 2007			June 30, 2006
	Motion			Motion
	Pictures	Television	Total	Pictures	Television	Total
	(Amounts in millions)

Distribution and marketing expenses
Theatrical	$83.3	$—	$83.3	$36.0	$0.7	$36.7
Home Entertainment	42.5	1.2	43.7	39.7	0.6	40.3
Television	0.3	0.7	1.0	0.4	0.1	0.5
International	6.7	0.7	7.4	9.7	0.4	10.1
Other	0.1	—	0.1	(0.6)	—	(0.6)

	$132.9	$2.6	$135.5	85.2	1.8	87.0

The majority of distribution and marketing expenses relate to the motion pictures segment. Theatrical prints and advertising (“P&A”) in the motion pictures segment in this quarter of $83.3 million increased $47.3 million, or 131.4%, compared to $36.0 million in the prior year’s quarter. Domestic theatrical P&A from the motion pictures segment in this quarter included P&A incurred on the release of titles such as Hostel 2, Bug, Delta Farce, The Condemned, and Slow Burn, which individually represented between 12% and 25% of total theatrical P&A and in the aggregate accounted for 86% of the total theatrical P&A. Theatrical P&A in the prior year’s quarter included P&A incurred on the release of titles such as Akeelah and the Bee, See No Evil, Hard Candy and La Mujer De Mi Hermano domestically, which individually represented between 5% and 56% of total theatrical P&A and in the aggregate accounted for 92% of total theatrical P&A. Hard Candy, released theatrically during the three months ended June 30, 2006 individually contributed less than 3% of total theatrical revenue in the prior year’s quarter. Slow Burn, released theatrically during the three months ended June 30, 2007 individually contributed less than 3% of total theatrical revenue in the current quarter.

Video distribution and marketing costs on motion pictures and television product in this quarter of $43.7 million increased $3.4 million, or 8.4%, compared to $40.3 million in the prior year’s quarter. Video distribution and marketing costs as a percentage of video revenues was 41.2% and 34.9% in the current quarter and prior year’s quarter, respectively. This increase is mainly due to the decline in video revenue from the significant releases in the quarter noted in the table above and partially due to higher video marketing costs in relation to revenues generated in the current quarter in comparison to the prior year’s quarter.

International distribution and marketing expenses in this quarter includes $4.9 million of distribution and marketing costs from Lionsgate UK, compared to $7.3 million in the prior year’s quarter. Current quarter distribution and marketing expenses of the television segment include $0.7 million from the July 3, 2006 acquisition of Debmar.

General and Administrative Expenses

The following table sets forth general and administrative expenses by segment for the three months ended June 30, 2007 and 2006:

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,	Increase (Decrease)
	2007	2006	Amount	Percent
	(Amounts in millions)

General and Administrative Expenses
Motion Pictures	$7.4	$6.8	$0.6	8.8%
Television	1.8	0.1	1.7	NM
Corporate	17.6	12.3	5.3	43.1%

	$26.8	$19.2	$7.6	39.6%

(NM)	Percentage not meaningful.

The increase in general and administrative expenses is primarily due to corporate general and administration expenses of $17.6 million which increased by $5.3 million or 43.1% compared to $12.3 million in the prior year’s quarter. The increase in corporate general and administrative expenses is primarily due to an increase in stock-based compensation of approximately $2.8 million (see table below), an increase in salaries and related expenses of approximately $1.7 million and an increase of $0.8 million in other general overhead costs. The increase in salaries and related expenses of $1.7 million includes a $1.5 million special bonus related to the closing of the Company’s theatrical slate financing agreement on May 25, 2007. In this quarter, $1.8 million of production overhead was capitalized compared to $1.4 million in the prior year’s quarter.

The following table sets forth corporate stock based compensation expense (benefit) for the three months ended June 30, 2007 and 2006:

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,	Increase (Decrease)
	2007	2006	Amount	Percent
	(Amounts in millions)

Corporate Stock Based Compensation Expense (Benefit):*
Stock options	$0.8	$0.5	$0.3	71.4%
Restricted share units	2.0	0.5	1.5	NM
Stock appreciation rights	(0.4)	(1.4)	1.0	(72.5)%

	$2.4	$(0.4)	$2.8	NM

(NM)	Percentage not meaningful.

(*)	The above table reflects only corporate stock based compensation expense (benefit) and not motion picture or television stock based compensation expense (benefit), which amounted to $0.1 million and nil, respectively.

At June 30, 2007, as disclosed in note 11 to the unaudited condensed consolidated financial statements, there were unrecognized compensation costs of approximately $27.0 million related to stock options and restricted stock units previously granted, including the first annual installment of share grants that were subject to performance targets, which will be expensed over the remaining vesting periods. In addition, in fiscal 2007 and the three months ended June 30, 2007 the Company agreed to issue 702,500 shares of restricted stock units also subject to performance targets to three key executive officers. These restricted stock units will vest in three and four annual installments assuming annual performance targets to be set by the Company’s compensation committee have been met. The fair value of the 702,500 shares whose performance targets have not been set was $7.7 million, based on the market price of the Company’s common stock as of June 30, 2007. The market value will be remeasured when the performance criteria are set and the value will be expensed over the remaining vesting periods once it becomes probable that the performance targets will be satisfied.

The increase in general and administrative expenses of the motion pictures segment of $0.6 million or 8.8% is primarily due to general and administrative costs associated with Lionsgate UK. The increase in general and administrative expenses of the television segment is primarily due to the July 3, 2006 acquisition of Debmar.

Depreciation and Other Expenses (Income)

Depreciation of $0.9 million this quarter increased $0.4 million, or 80.0% from $0.5 million in the prior year’s quarter.

Interest expense of $3.9 million this quarter decreased $0.8 million, or 17.0%, from prior year’s quarter of $4.7 million.

Interest and other income of $3.8 million for the quarter ended June 30, 2007, compared to $2.6 million in the prior year’s quarter. Interest and other income this quarter was earned on the cash balance and available-for-sale investments held during the three months ended June 30, 2007 which were higher than in the prior year’s quarter.

The equity interests in this quarter included a $0.9 million loss from the Company’s 33.33% equity interests in Horror Entertainment, LLC and a $0.1 million gain from the Company’s 10% equity interest in Maple. For the three months ended June 30, 2006, the equity interests consisted of a gain that was less than $0.1 million from the Company’s equity interest in Maple.

The Company had an income tax expense of $0.7 million or (1.3%) of loss before income taxes in the three months ended June 30, 2007, compared to a benefit of $1.4 million in the three months ended June 30, 2006. The tax expense reflected in the current quarter is primarily attributable to U.S. state taxes. The Company’s actual annual effective tax rate will differ from the statutory federal rate as a result of several factors, including changes in the valuation allowance against net deferred tax assets, non-temporary differences, foreign income taxed at different rates, and state and local income taxes. Income tax loss carryforwards amount to approximately $116.4 million for U.S. federal income tax purposes available to reduce income taxes over twenty years, $80.4 million for U.S. state income tax purposes available to reduce income taxes over future years with varying expirations, $29.2 million for Canadian income tax purposes available to reduce income taxes over eight years, $13.7 million for UK income tax purposes available indefinitely to reduce future income taxes and $0.9 million for Australian income tax purposes available indefinitely to reduce future income taxes.

Net loss for the three months ended June 30, 2007 was $53.1 million, or basic and diluted net loss per common share of $0.45 on 117.1 million weighted average shares outstanding. This compares to net loss for the three months ended June 30, 2006 of $3.6 million or basic and diluted net loss per common share of $0.03 on 103.3 million weighted average common shares outstanding.

Liquidity and Capital Resources

Our liquidity and capital resources are provided principally through cash generated from operations, issuance of subordinated notes and our credit facility.

In October 2004, Lions Gate Entertainment Inc. sold $150.0 million of the 2.9375% Notes that mature on October 15, 2024. We received $146.0 million of net proceeds after paying placement agents’ fees. Offering expenses were $0.7 million. The 2.9375% Notes are convertible at the option of the holder, at any time prior to maturity, upon satisfaction of certain conversion contingencies, into common shares of the Company at a conversion rate of 86.9565 shares per $1,000 principal amount of the 2.9375% Notes, which is equal to a conversion price of approximately $11.50 per share, subject to adjustment upon certain events. From October 15, 2009 to October 14, 2010, Lions Gate Entertainment Inc. may redeem the 2.9375% Notes at 100.839%; from October 15, 2010 to October 14, 2011, Lions Gate Entertainment Inc. may redeem the 2.9375% Notes at 100.420%; and thereafter, Lions Gate Entertainment Inc. may redeem the notes at 100%.

In February 2005, Lions Gate Entertainment Inc. sold $175.0 million of the 3.625% Notes that mature on March 15, 2025. We received $170.2 million of net proceeds after paying placement agents’ fees. Offering expenses were approximately $0.6 million. The 3.625% Notes are convertible at the option of the holder, at any time prior to maturity into common shares of the Company at a conversion rate of 70.0133 shares per $1,000 principal amount of the 3.625% Notes, which is equal to a conversion price of approximately $14.28 per share, subject to adjustment upon certain events. Lions Gate Entertainment Inc. may redeem the 3.625% Notes at its option on or after March 15, 2012 at 100% of their principal amount plus accrued and unpaid interest.

Credit Facility.  At June 30, 2007, the Company had a $215 million revolving line of credit, of which $10 million is available for borrowing by Lionsgate UK in either U.S. dollars or British pounds sterling. At June 30, 2007, the Company had no borrowings (March 31, 2007 — nil) under the credit facility. The credit facility expires December 31, 2008 and bears interest at 2.75% over the “Adjusted LIBOR” or the “Canadian Bankers Acceptance” rate, or 1.75% over the U.S. or Canadian prime rates. The availability of funds under the credit facility is limited by the borrowing base. Amounts available under the credit facility are also limited by outstanding letters of credit which amounted to $15.2 million at June 30, 2007. At June 30, 2007 there was $199.8 million available under the credit facility. The Company is required to pay a monthly commitment fee of 0.50% per annum on the total credit facility of $215 million less the amount drawn. Right, title and interest in and to all personal property of Lions Gate Entertainment Corp. and Lions Gate Entertainment Inc. is pledged as security for the credit facility. The credit facility is senior to the Company’s film obligations and senior subordinated notes. The credit facility restricts the Company from paying cash dividends on its common shares.

Theatrical Slate Financing.  On May 25, 2007, the Company, through a series of agreements, closed a theatrical slate funding arrangement. Under this arrangement Pride Pictures LLC (“Pride”), an unrelated entity, will fund, generally, 50% of the Company’s production, acquisition, marketing and distribution costs of theatrical feature films up to an aggregate of approximately $196 million net of transaction costs. The funds available from Pride are generated from the issuance by Pride of $35 million of subordinated debt instruments, $35 million of equity and $134 million from a senior credit facility, which is subject to a borrowing base. The Company is not a party to the Pride debt obligations or their senior credit facility, and provides no guarantee of repayment of these obligations. The percentage of the contribution may vary on certain pictures. The slate of films covered by the arrangement is expected to be comprised of 23 films over the next three years. Pride will participate in a pro rata portion of the pictures net profits or losses similar to a co-production arrangement based on the portion of costs funded. The Company continues to distribute the pictures covered by the arrangement with a portion of net profits after all costs and the Company’s distribution fee being distributed to Pride based on their pro rata contribution to the applicable costs similar to a back-end participation on a film.

Filmed Entertainment Backlog.  Backlog represents the amount of future revenue not yet recorded from executed contracts for the licensing of films and television product for television exhibition and in international markets. Backlog at June 30, 2007 and March 31, 2007 is $304.0 million and $320.2 million, respectively.

Cash Flows Used in Operating Activities.  Cash flows used in operating activities for the three months ended June 30, 2007 were $80.4 million compared to cash flows used in operating activities in the three months ended June 30, 2006 of $15.0 million. The increase in cash used in operating activities was primarily due to the increase in the net loss incurred in the three months ended June 30, 2007 and increase in investment in film, decreases in film obligations and less cash provided on the decrease in accounts receivable than in prior period. The above increased use of cash in the three months ended June 30, 2007 was offset by sources of cash provided by increases in deferred revenue and accounts payable.

Cash Flows Provided by Investing Activities.  Cash flows provided by investing activities of $81.9 million for the three months ended June 30, 2007 consisted of net proceeds from the sale of $71.0 million of auction rate securities, $12.9 million in net proceeds from the sale of equity securities and $2.0 million for purchases of property and equipment. Cash flows provided by investing activities of $23.1 million in the three months ended June 30, 2006 included the net proceeds of $24.9 million of investments available-for-sale, offset by $1.8 million for purchases of property and equipment.

Cash Flows Provided by Financing Activities.  Cash flows provided by financing activities of $4.1 million in the three months ended June 30, 2007 consisted of cash received from borrowings and the issuance of common shares. Cash flows provided by financing activities of $0.4 million in the three months ended June 30, 2006 consisted of cash received from the issuance of common shares.

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

Future commitments under contractual obligations as of June 30, 2007 are as follows:

	Year Ended June 30,
	2008	2009	2010	2011	2012	Thereafter	Total
	(Amounts in thousands)

Future annual repayment of debt and other film obligations recorded as of June 30, 2007
Film obligations(1)	$58,554	$25,268	$3,706	$29,975	$29,987	$—	$147,490
Subordinated notes and other financing obligations	—	—	—	—	—	328,718	328,718

	$58,554	$25,268	$3,706	$29,975	$29,987	$328,718	$476,208
Contractual commitments by expected repayment date
Distribution and marketing commitments(2)	$60,397	$94,186	$—	$—	$—	$—	$154,583
Minimum guarantee commitments(3)	61,071	36,001	3,095	2,900	—	—	103,067
Production obligation commitments(3)	2,789	7,457	—	—	—	—	10,246
Operating lease commitments	3,432	4,748	4,438	4,118	1,841	710	19,287
Other contractual obligations	12,869	4,752	256	256	256	—	18,389
Employment and consulting contracts	18,886	13,757	8,188	5,114	512	—	46,457
Interest payments on subordinated notes and other financing obligations	8,285	11,046	11,046	11,046	11,046	135,394	187,863

	$167,729	$171,947	$27,023	$23,434	$13,655	$136,104	$539,892

Total future commitments under contractual obligations	$226,283	$197,215	$30,729	$53,409	$43,642	$464,822	$1,016,100

(1)	Film obligations include minimum guarantees, theatrical marketing obligations and production obligations as disclosed in note 6 of our unaudited condensed consolidated financial statements. Repayment dates are based on anticipated delivery or release date of the related film or contractual due dates of the obligation.

(2)	Distribution and marketing commitments represent contractual commitments for future expenditures associated with distribution and marketing of films which the Company will distribute. The payment dates of these amounts are primarily based on the anticipated release date of the film.

(3)	Minimum guarantee commitments represent contractual commitments related to the purchase of film rights for future delivery. Production obligation commitments represent amounts committed for future film production and development to be funded through production financing and recorded as a production obligation liability. Future payments under these obligations are based on anticipated delivery or release dates of the related film or contractual due dates of the obligation. The amounts include future interest payments associated with the obligations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

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

Currency Rate Risk.  We incur certain operating and production costs in foreign currencies and are subject to market risks resulting from fluctuations in foreign currency exchange rates. Our principal currency exposure is between Canadian and U.S. dollars. The Company enters into forward foreign exchange contracts to hedge its foreign currency exposures on future production expenses denominated in Canadian dollars. As of June 30, 2007, we had outstanding contracts to sell US$1.7 million in exchange for CDN$2.0 million over a period of five weeks at a weighted average exchange rate of CDN$1.1887. Changes in the fair value representing an unrealized fair value loss on foreign exchange contracts outstanding during the three months ended June 30, 2007 amounted to less than $0.1 million, and are included in accumulated other comprehensive loss, a separate component of shareholders’ equity. During the three months ended June 30, 2007, we completed foreign exchange contracts denominated in Canadian dollars. The net gains resulting from the completed contracts were $0.8 million. These contracts are entered into with a major financial institution as counterparty. We are exposed to credit loss in the event of nonperformance by the counterparty, which is limited to the cost of replacing the contracts, at current market rates. We do not require collateral or other security to support these contracts.

Interest Rate Risk.  Our principal risk with respect to our debt is interest rate risk. We currently have minimal exposure to cash flow risk due to changes in market interest rates related to our outstanding debt and other financing obligations. Our credit facility has a nil balance at June 30, 2007. Other financing obligations subject to variable interest rates include $28.2 million owed to film production entities on delivery of titles.

The table below presents repayments and related weighted average interest rates for our interest-bearing debt and production obligations and subordinate notes and other financing obligations as of June 30, 2007.

	Year Ended March 31,
	2008	2009	2010	2011	2012	Thereafter	Total
	(Amounts in thousands)

Revolving Credit Facility:
Variable(1)	$—	$—	$—	$—	$—	$—	$—
Production Obligations:
Variable(2)	16,093	12,058	—	—	—	—	28,151
Subordinated Notes and Other Financing Obligations:
Fixed(3)	—	—	—	—	—	150,000	150,000
Fixed(4)	—	—	—	—	—	175,000	175,000
Fixed(5)	222	296	296	296	296	3,768	5,174

	$16,315	$12,354	$296	$296	$296	$328,768	$358,325

(1)	Revolving credit facility, which expires December 31, 2008. At June 30, 2007, the Company had no borrowings under this facility.

(2)	Amounts owed to film production entities on anticipated delivery date or release date of the titles or the contractual due dates of the obligation. Production obligations incur interest at rates ranging from 7.32% to 7.76%. Not included in the table above are approximately $91.4 million of production obligations which are non-interest bearing.

(3)	2.9375% Notes with fixed interest rate equal to 2.9375%.

(4)	3.625% Notes with fixed interest rate equal to 3.625%.

(5)	Other financing obligation with fixed interest rate equal to 8.02%.

Item 4.	Controls and Procedures.

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

As of June 30, 2007, the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures were effective as of June 30, 2007.

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

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

None

Item 1A.	Risk Factors.

None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Submission of Matters to a Vote of Security Holders.

None

Item 5.	Other Information.

None

Item 6.	Exhibits.

Exhibit
Number		Description of Documents

3	.1(1)	Articles
3	.2(2)	Notice of Articles
3	.3(2)	Vertical Short Form Amalgamation Application
3	.4(2)	Certificate of Amalgamation
10	.40(3)	Revenue Participation Purchase Agreement dated as of July 25, 2007 among Lions Gate Entertainment Inc., Lions Gate Films Inc., Lions Gate Television Inc., MQP, LLC and SGF Entertainment, Inc.
10	.41(3)	Master Distribution Agreement (Film Productions) dated as of July 25, 2007 between MQP LLC and Lions Gate Films Inc.
10	.42(3)	Master Distribution Agreement (Television Productions) dated as of July 25, 2007 between MQP LLC and Lions Gate Television Inc.
31.1		Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005 as filed on June 29, 2005.

(2)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007 as filed on May 30, 2007.

(3)	Confidential treatment has been requested for portions of this exhibit. Portions of this document have been omitted and submitted separately to the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIONS GATE ENTERTAINMENT CORP.

By:	/s/ James Keegan
Name: James Keegan

Title:	Duly Authorized Officer and Chief Financial Officer

Date: August 9, 2007