Form 10-Q
period 2007-09-30
LIONS GATE ENTERTAINMENT CORP /CN/
filed 2007-11-09
CIK 929351

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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

(877) 848-3866
Registrant’s telephone number, including area code)

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
Large accelerated Filer ☑  Accelerated Filer ☐  Non-accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at November 1, 2007

Common Shares, no par value per share	120,334,057 shares

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

Actual results in the future could differ materially and adversely from those described in the forward-looking statements as a result of various important factors, including the substantial investment of capital required to produce and market films and television series, increased costs for producing and marketing feature films, budget overruns, limitations imposed by our credit facilities, unpredictability of the commercial success of our motion pictures and television programming, the cost of defending our intellectual property, difficulties in integrating acquired businesses, technological changes and other trends affecting the entertainment industry, and the risk factors found herein and under the heading “Risk Factors” in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 30, 2007, which risk factors are incorporated herein by reference.

Unless otherwise indicated, all references to the “Company,” “Lionsgate,” “we,” “us,” and “our” include reference to our subsidiaries as well.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

LIONS GATE ENTERTAINMENT CORP.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
	2007	2007
	(Unaudited)	(Note 1)
	(Amounts in thousands,
	except share amounts)

ASSETS
Cash and cash equivalents	$158,865	$51,497
Restricted cash	12,363	4,915
Investments — auction rate securities	30,000	237,379
Investments — equity securities	104	125
Accounts receivable, net of reserve for video returns and allowances of $70,017 (March 31, 2007 — $77,691) and provision for doubtful accounts of $5,757 (March 31, 2007 — $6,345)	209,457	130,496
Investment in films and television programs	633,024	493,140
Property and equipment	14,120	13,095
Goodwill	224,567	187,491
Other assets	52,725	18,957

	$1,335,225	$1,137,095

LIABILITIES
Accounts payable and accrued liabilities	$253,368	$155,617
Participation and residuals	293,622	171,156
Film obligations	211,652	167,884
Subordinated notes and other financing obligations	328,718	325,000
Deferred revenue	92,283	69,548

	1,179,643	889,205

Commitments and contingencies

SHAREHOLDERS’ EQUITY
Common shares, no par value, 500,000,000 shares authorized, 120,317,891 and 116,970,280 shares issued and outstanding at September 30, 2007 and March 31, 2007, respectively	423,841	398,836
Series B preferred shares (10 shares issued and outstanding)	—	—
Accumulated deficit	(258,983)	(149,651)
Accumulated other comprehensive income (loss)	1,460	(1,295)

	166,318	247,890
Treasury shares, no par value, 1,169,835 shares at September 30, 2007	(10,736)	—

	155,582	247,890

	$1,335,225	$1,137,095

See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
	(Amounts in thousands, except per share amounts)

Revenues	$343,505	$218,169	$542,247	$390,625
Expenses:
Direct operating	182,487	94,723	269,545	163,268
Distribution and marketing	189,012	113,345	324,513	200,391
General and administration	25,869	21,727	52,709	40,960
Depreciation	989	581	1,897	1,125

Total expenses	398,357	230,376	648,664	405,744

Operating loss	(54,852)	(12,207)	(106,417)	(15,119)

Other expenses (income):
Interest expense	4,213	4,904	8,073	9,580
Interest and other income	(2,646)	(2,286)	(6,449)	(4,847)
Gain on sale on equity securities	(2,785)	—	(2,785)	—

Total other expenses (income), net	(1,218)	2,618	(1,161)	4,733

Loss before equity interests and income taxes	(53,634)	(14,825)	(105,256)	(19,852)
Equity interests loss	(1,187)	(435)	(1,994)	(377)

Loss before income taxes	(54,821)	(15,260)	(107,250)	(20,229)
Income tax provision (benefit)	1,393	(868)	2,082	(2,233)

Net loss	$(56,214)	$(14,392)	$(109,332)	$(17,996)

Basic and Diluted Net Loss Per Common Share	$(0.47)	$(0.14)	$(0.93)	$(0.17)

See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

									Accumulated
									Other
			Series B		Restricted			Comprehensive	Comprehensive
	Common Shares		Preferred Shares		Share	Unearned	Accumulated	Income	Income	Treasury Shares
	Number	Amount	Number	Amount	Units	Compensation	Deficit	(Loss )	(Loss )	Number	Amount	Total
	(Amounts in thousands, except share amounts)

Balance at March 31, 2006	104,422,765	$328,771	10	$—	$5,178	$(4,032)	$(177,130)		$(3,517)	—	$—	$149,270
Reclassification of unearned compensation and restricted share common units upon adoption of SFAS No. 123(R)		1,146			(5,178)	4,032						—
Exercise of stock options	1,297,144	4,277										4,277
Stock based compensation, net of share units withholding tax obligations of $504	113,695	6,517										6,517
Issuance of common shares to directors for services	25,568	238										238
Conversion of 4.875% notes, net of unamortized issuance costs	11,111,108	57,887										57,887
Comprehensive income (loss)
Net income							27,479	$27,479				27,479
Foreign currency translation adjustments								1,876	1,876			1,876
Net unrealized gain on foreign exchange contracts								259	259			259
Unrealized gain on investments — available for sale								87	87			87

Comprehensive income								$29,701				—

Balance at March 31, 2007	116,970,280	398,836	10	—	—	—	(149,651)		(1,295)	—	—	247,890
Exercise of stock options, net of shares cancelled to fund withholding tax obligations and exercise price of options of $8,273	927,688	(2,903)										(2,903)
Stock based compensation, net of share units withholding tax obligations of $647	424,671	6,030										6,030
Issuance of common shares to directors for services	10,126	127										127
Issuance of common shares for investment in NextPoint, Inc	1,890,189	20,851										20,851
Issuance of common shares related to the Redbus acquisition	94,937	900										900
Repurchase of common shares, no par value										1,169,835	(10,736)	(10,736)
Comprehensive loss
Net loss							(109,332)	$(109,332)				(109,332)
Foreign currency translation adjustments								2,560	2,560			2,560
Net unrealized gain on foreign exchange contracts								169	169			169
Unrealized gain on investments — available for sale								26	26			26

Comprehensive loss								$(106,577)

Balance at September 30, 2007	120,317,891	$423,841	10	$—	$—	$—	$(258,983)		$1,460	1,169,835	$(10,736)	$155,582

See accompanying notes

LIONS GATE ENTERTAINMENT CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months	Six Months
	Ended	Ended
	September 30,	September 30,
	2007	2006
	(Amounts in thousands)

Operating Activities:
Net loss	$(109,332)	$(17,996)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation of property and equipment	1,897	1,125
Amortization of deferred financing costs	1,771	1,957
Amortization of films and television programs	175,619	81,998
Amortization of intangible assets	325	488
Non-cash stock-based compensation	6,677	2,490
Gain on sale of equity securities	(2,711)	—
Equity interests loss	1,994	377
Changes in operating assets and liabilities:
Restricted cash	359	(1,724)
Accounts receivable, net	(81,272)	99,804
Investment in films and television programs	(247,216)	(164,071)
Other assets	(2,736)	5,543
Accounts payable and accrued liabilities	69,164	(34,039)
Unpresented bank drafts	—	(14,772)
Participation and residuals	115,726	(16,075)
Film obligations	(6,846)	43,361
Deferred revenue	18,028	22,316

Net Cash Flows Provided By (Used In) Operating Activities	(58,553)	10,782

Investing Activities:
Purchases of investments — auction rate securities	(207,266)	(296,043)
Proceeds from the sale of investments — auction rate securities	414,641	316,375
Purchases of investments — equity securities	(4,672)	—
Proceeds from the sale of investments — equity securities	23,782	—
Acquisition of Mandate, net of unrestricted cash acquired	(40,850)	—
Acquisition of Debmar, net of unrestricted cash acquired	—	(24,112)
Investment in equity method investees	(6,465)	—
Loan to equity method investee	(3,059)	—
Purchases of property and equipment	(2,385)	(3,537)

Net Cash Flows Provided By (Used In) Investing Activities	173,726	(7,317)

Financing Activities:
Exercise of stock options	745	2,429
Repurchases of common shares	(10,736)	—
Borrowings under financing arrangements	3,718	—

Net Cash Flows Provided By (Used In) Financing Activities	(6,273)	2,429

Net Change In Cash And Cash Equivalents	108,900	5,894
Foreign Exchange Effects on Cash	(1,532)	(110)
Cash and Cash Equivalents — Beginning Of Period	51,497	46,978

Cash and Cash Equivalents — End Of Period	$158,865	$52,762

See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	General

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

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Article 10 of Regulation S-X under the Exchange Act. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these unaudited condensed consolidated financial statements. Operating results for the three and six months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ended March 31, 2008. The balance sheet at March 31, 2007 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read together with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007.

Certain amounts presented for fiscal 2007 have been reclassified to conform to the fiscal 2008 presentation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. The most significant estimates made by the Company’s management in the preparation of the financial statements relate to: ultimate revenue and costs for investment in films and television programs; estimates of sales returns, provision for doubtful accounts, fair value of assets and liabilities for allocation of the purchase price of companies acquired, income taxes and accruals for contingent liabilities; and impairment assessments for investment in films and television programs, property and equipment, goodwill and intangible assets. Actual results could differ from such estimates.

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

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. For the three and six months ended September 30, 2007 and 2006, interest and penalties were not significant.

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

The adoption of FIN No. 48 on April 1, 2007 did not have a material impact on the Company’s financial condition, results of operations or cash flows. At April 1, 2007, the Company had net deferred tax assets of $93.3 million. The total amount of unrecognized tax benefits as of the date of adoption was not significant. The deferred tax assets are largely composed of federal and state tax NOLs. Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets, a full valuation has been established to offset the net deferred tax asset. Additionally, the future utilization of the Company’s NOLs to offset future taxable income may be subject to a substantial annual limitation as a result of ownership changes that may have occurred previously or that could occur in the future.

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

Statement of Financial Accounting Standards No. 159.  In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”), which is effective for fiscal years beginning after November 15, 2007. The Company will be required to adopt the provisions on SFAS No. 159 on April 1, 2008. SFAS No. 159 permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The Company is currently evaluating the potential impact of SFAS No. 159.

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Investments Available-For-Sale

Investments classified as available-for-sale as of September 30, 2007 and March 31, 2007 are set forth below:

	September 30,
	2007
		Unrealized	Fair
	Cost	Gains (Losses)	Value
	(Amounts in thousands )

Auction rate notes	$30,000	$—	$30,000
Equity securities	78	26	104

	$30,078	$26	$30,104

	March 31,
	2007
		Unrealized	Fair
	Cost	Gains (Losses)	Value
	(Amounts in thousands )

Auction rate notes	$237,379	$—	$237,379
Equity securities	125	—	125

	$237,504	$—	$237,504

On November 5, 2007, the auction rate note that was outstanding as of September 30, 2007 was sold at the end of its auction period and settled to cash equivalents at its carrying value resulting in no gain or loss. During the six months ended September 30, 2007, the auction rate notes that were outstanding as of March 31, 2007 were also converted to cash equivalents at their carrying value with no resulting gain or loss.

Investments classified as available-for-sale are reported at fair value based on quoted market prices, with unrealized gains and losses excluded from earnings and reported as other comprehensive income or loss (see note 10). The cost of investments sold is determined using the average cost method.

Interest and dividend income earned on available for sale investments during the three- and six-month periods ended September 30, 2007 were $2.0 million and $4.6 million, respectively. Interest and dividend income earned on available for sale investments during the three- and six-month periods ended September 30, 2006 were $1.7 million and $3.6 million, respectively.

At March 31, 2007, equity securities were comprised of 592,156 common shares of Magna Pacific Holdings (“Magna”), an independent DVD distributor in Australia and New Zealand, purchased at an average cost per share of $0.21. During the six months ended September 30, 2007 the Company purchased 15,989,994 common shares of Magna for approximately $4.7 million, at an average price of $0.29 per share. During July 2007, the Company sold 16,129,740 of Magna’s common shares for total proceeds of approximately $7.5 million, resulting in a gain of approximately $2.7 million. At September 30, 2007, the Company held 452,410 common shares of Destra Corporation, an independent digital media and entertainment company in Australia who acquired the Company’s Magna shares in exchange for cash and stock consideration.

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Investment in Films and Television Programs

	September 30,	March 31,
	2007	2007
	(Amounts in thousands )

Motion Picture Segment — Theatrical and Non-Theatrical Films
Released, net of accumulated amortization	$217,263	$144,302
Acquired libraries, net of accumulated amortization	90,422	90,980
Completed and not released	81,152	19,424
In progress	103,947	107,105
In development	8,736	5,205
Product inventory	27,913	30,330

	529,433	397,346

Television Segment — Direct-to-Television Programs
Released, net of accumulated amortization	79,435	70,949
In progress	23,519	24,083
In development	637	762

	103,591	95,794

	$633,024	$493,140

The following table sets forth acquired libraries that represent titles released three years prior to the date of acquisition, and amortized over their expected revenue stream from acquisition date up to 20 years:

				Unamortized	Unamortized
		Total	Remaining	Costs	Costs
Acquired	Acquisition	Amortization	Amortization	September 30,	March 31,
Library	Date	Period	Period	2007	2007
		(In years)		(Amounts in thousands)

Trimark	October 2000	20.00	13.00	$13,341	$14,854
Artisan	December 2003	20.00	16.25	64,732	69,402
Modern	August 2005	20.00	17.75	4,592	4,753
LGUK	October 2005	20.00	18.00	1,957	1,971
Mandate	September 2007	20.00	20.00	5,800	—

Total Acquired Libraries				$90,422	$90,980

The Company expects approximately 45% of completed films and television programs, net of accumulated amortization, will be amortized during the one-year period ending September 30, 2008. Additionally, the Company expects approximately 80% of completed and released films and television programs, net of accumulated amortization and excluding acquired libraries, will be amortized during the three-year period ending September 30, 2010.

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Other Assets

	September 30,	March 31,
	2007	2007
	(Amounts in thousands )

Deferred financing costs, net of accumulated amortization	$8,518	$10,038
Prepaid expenses and other	12,450	3,553
Equity method investments	31,757	5,366

	$52,725	$18,957

Deferred Financing Costs

Deferred financing costs primarily include costs incurred in connection with the credit facility (see note 5) and the issuance of the 2.9375% Notes and the 3.625% Notes (see note 7) that are deferred and amortized to interest expense.

Prepaid expenses and other

Prepaid expenses and other primarily include prepaid expenses, security deposits and intangible assets. In addition, included in prepaid and other assets is a $3.0 million note receivable from NextPoint, Inc. (“Break.com”), an equity method investee as described below, during the three months ended September 30, 2007.

Equity Method Investments

The carrying amount of significant equity method investments at September 30, 2007 and March 31, 2007 were as follows:

	September 30,	March 31,
	2007	2007
	(Amounts in thousands )

Maple	$1,952	$1,764
CinemaNow	—	—
Horror Entertainment, LLC (“FEARnet”)	4,307	3,602
NextPoint, Inc. (“Break.com”)	21,389	—
Roadside Attractions, LLC	3,341	—
Elevation Sales Limited	768	—

	$31,757	$5,366

Equity interests in equity method investments on our unaudited condensed consolidated statements of operations represent our portion of the income or loss of our equity method investee based on our percentage

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ownership. Equity interests in equity method investments for the three and six months ended September 30, 2007 and 2006 were as follows (income (loss)):

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
	(Amounts in thousands )

Maple	$(152)	$(92)	$(90)	$(34)
CinemaNow	—	(343)	—	(343)
Horror Entertainment, LLC (“FEARnet”)	(1,030)	—	(1,899)	—
NextPoint, Inc. (“Break.com”)	(5)		(5)

	$(1,187)	$(435)	$(1,994)	$(377)

Maple.  Represents the Company’s interest in Maple Pictures (“Maple”), a motion picture, television and home video distributor in Canada. Maple was formed by a director of the Company, a former Lionsgate executive and a third-party equity investor. Due to the timing of the availability of financial statements from Maple, the Company is recording its share of the Maple results on a one quarter lag. Through June 30, 2007, the Company owned 10% of the common shares of Maple and, accordingly, during the six months ended September 30, 2007 and 2006, the Company recorded 10% of the loss incurred by Maple during the six months ended June 30, 2007 and 2006, respectively. Subsequent to June 30, 2007, Lionsgate entered into a transaction where it effectively gained control of Maple for financial reporting purposes. The Company is currently evaluating strategic alternatives as it relates to its investment in Maple. If this control becomes other than temporary, the Company would consolidate Maple in the future.

CinemaNow.  At September 30, 2007, the Company has an equity interest in CinemaNow, Inc. (“CinemaNow”) of approximately 18.6% on a fully diluted basis and 21.0% on an undiluted basis. The investment carrying amount is nil as a result of the Company absorbing its share of losses to the full extent of the investment in CinemaNow.

Horror Entertainment, LLC.  Represents the Company’s 33.3% interest in Horror Entertainment, LLC (“FEARnet”), a multiplatform programming and content service provider of horror genre films operating under the branding of “FEARnet.” In addition, the Company entered into a five-year license agreement with FEARnet for the U.S. territories and possessions whereby the Company will license content to FEARnet for video-on-demand and broadband exhibition. The Company made capital contributions to FEARnet of $5.0 million in October 2006, and $2.6 million in July 2007. As of September 30, 2007, the Company has a remaining commitment for additional capital contributions totaling $5.7 million, which are expected to be fully funded over the next two-year period. Under certain circumstances, if the Company defaults on any of its funding obligations, the Company could forfeit its equity and its license agreement with FEARnet could be terminated. Due to the timing of the availability of financial statements from FEARnet, the Company is recording its share of the FEARnet results on a one quarter lag and, accordingly, during the six months ended September 30, 2007 the Company recorded 33.3% of the loss incurred by FEARnet through June 30, 2007.

NextPoint, Inc.  Represents the Company’s 42% equity interest or 21,000,000 shares of the Series B Preferred Stock of NextPoint, Inc. (“Break.com”), an online video entertainment service provider operating under the branding of “Break.com.” The interest was acquired on June 29, 2007 for an aggregate purchase price of $21.4 million which includes $0.5 million of transaction costs, by issuing 1,890,189 of the Company’s common shares. The Company has a call option which is exercisable at any time from June 29, 2007 until the earlier of 30 months after June 29, 2007 or one year after a change of control, as narrowly defined, to purchase all of the remaining 58% equity interests (excluding any subsequent dilutive events), including in-the-money stock options,

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

warrants and other rights of Break.com for $58.0 million in cash or common stock, at the Company’s option. The fair value of the call option is included in the investment balance. Due to the timing of the availability of financial statements from Break.com, the Company is recording its share of the Break.com results on a one quarter lag and, accordingly, during the six months ended September 30, 2007 the Company recorded 42% of the loss incurred by Break.com from the date of investment through June 30, 2007.

Roadside Attractions, LLC.  Represents the Company’s 43% equity interest in Roadside Attractions, LLC (“Roadside”), an independent theatrical releasing company acquired on July 26, 2007. The Company has a call option which is exercisable for a period of 90 days commencing on the receipt of certain audited financial statements for a period ending on the third anniversary of this investment to purchase all of the remaining 57% equity interests of Roadside, at a price representative of the then fair value of the remaining interest. The fair value of the call option was not significant since the exercise price represents the then fair value of the company. Due to the timing of the availability of financial statements from Roadside, the Company is recording its share of the Roadside results on a one quarter lag. Through September 30, 2007, the Company has not recorded its share of the results of Roadside because first quarter will be reported in the Company’s quarter ended December 31, 2007.

Elevation Sales Limited.  Represents a 50% equity interest in Elevation Sales Limited (“Elevation”), a UK based film distributor. The Company’s share of the results of Elevation for the quarter ended September 30, 2007 was nil.

5.	Bank Loans

At September 30, 2007, the Company had a $215 million revolving line of credit, of which $10 million is available for borrowing by Lionsgate UK in either U.S. dollars or British pounds sterling. At September 30, 2007, the Company had no borrowings (March 31, 2007 — nil) under the credit facility. The credit facility expires December 31, 2008 and bears interest at 2.75% over the “Adjusted LIBOR” or the “Canadian Bankers Acceptance” rate (as defined in the credit facility), or 1.75% over the U.S. or Canadian prime rates. The availability of funds under the credit facility is limited by the borrowing base. Amounts available under the credit facility are also limited by outstanding letters of credit, which amounted to $15.2 million at September 30, 2007. At September 30, 2007, there was $199.8 million available under the credit facility. The Company is required to pay a monthly commitment fee based upon 0.50% per annum on the total credit facility of $215 million less the amount drawn. Right, title and interest in and to all personal property of Lions Gate Entertainment Corp. and Lions Gate Entertainment Inc., the Company’s wholly owned U.S. subsidiary is pledged as security for the credit facility. The credit facility is senior to the Company’s film obligations and subordinated notes. The credit facility restricts the Company from paying cash dividends on its common shares.

6.	Film Obligations and Participation and Residuals

	September 30,	March 31,
	2007	2007
	(Amounts in thousands )

Minimum guarantees(1)	$17,035	$19,286
Theatrical marketing obligations(2)	3,158	4,482
Production obligations(3)	191,459	144,116

Total film obligations	211,652	167,884
Less film obligations expected to be paid within one year	(113,053)	(82,350)

Production obligations expected to be paid after one year	$98,599	$85,534

Participation and residuals	$293,622	$171,156

(1)	Minimum guarantees represent amounts payable for film rights which the Company has acquired.

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)	Theatrical marketing obligations represent amounts which are contractually committed for theatrical marketing expenditures associated with specific titles.

(3)	Production obligations represent amounts payable for the cost incurred for the production of film and television programs that the Company produces, which in some cases are financed over periods exceeding one year. Production obligations have contractual repayment dates either at or near the expected completion date, with the exception of certain obligations containing repayment dates on a longer term basis. Production obligations of $108.1 million incur interest at rates ranging from 6.72% to 8.02%, one production loan of $2.5 million bears interest of 14.08%, and approximately $80.9 million of production obligations are non-interest bearing.

The Company expects approximately 74% of accrued participations and residuals will be paid during the one-year period ending September 30, 2008.

Theatrical Slate Financing

On May 25, 2007, the Company, through a series of agreements, closed a theatrical slate funding arrangement. Under this arrangement Pride Pictures LLC (“Pride”), an unrelated entity, will fund, generally, 50% of the Company’s production, acquisition, marketing and distribution costs of theatrical feature films up to an aggregate of approximately $196 million, net of transaction costs. The funds available from Pride are generated from the issuance by Pride of $35 million of subordinated debt instruments, $35 million of equity and $134 million from a senior credit facility, which is subject to a borrowing base. The Company is not a party to the Pride debt obligations or their senior credit facility, and provides no guarantee of repayment of these obligations. The percentage of the contribution may vary on certain pictures. The slate of films covered by the arrangement is expected to be comprised of 23 films over the next three years. Pride will participate in a pro rata portion of the pictures’ net profits or losses similar to a co-production arrangement based on the portion of costs funded. The Company continues to distribute the pictures covered by the arrangement with a portion of net profits after all costs and the Company’s distribution fee being distributed to Pride based on their pro rata contribution to the applicable costs similar to a back-end participation on a film.

The $134 million senior credit facility is a revolving facility for print and advertising costs, other releasing costs, and direct production and acquisition costs. Borrowings for direct production and acquisition cost are subject to a borrowing base calculation generally based on 90% of the estimated ultimate amounts due to Pride on previously released films, as defined.

Amounts funded from Pride are reflected as a participation liability. The difference between the ultimate participation expected to be paid to Pride and the amount funded by Pride is amortized as a charge to or a reduction of participation expense under the individual film forecast method. At September 30, 2007, $96.5 million was payable to Pride and is included in the participation liability on the consolidated balance sheet and $96.1 million was available to be funded by Pride under the terms of the arrangement.

Société Générale de Financement du Québec Filmed Entertainment Financing Deal

On July 30, 2007, the Company entered into a four-year filmed entertainment slate financing agreement with Société Générale de Financement du Québec (“SGF”), the Québec provincial government’s investment arm. SGF will finance up to 35% of production costs of television and feature film productions produced in Québec for a four year period for an aggregate investment of up to $140 million, and the Company will advance all amounts necessary to fund the remaining budgeted costs. The maximum aggregate of budgeted costs over the four-year period will be $400 million, including the Company’s portion, but no more than $100 million per year. In connection with this agreement the Company and SGF will proportionally share in the proceeds derived from the funded productions after the Company deducts a distribution fee, recoups all distribution expenses and releasing costs, and pays all applicable participations and residuals.

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amounts funded from SGF are reflected as a participation liability. The difference between the ultimate participation expected to be paid to SGF and the amount funded by SGF is amortized as a charge to or a reduction of participation expense under the individual film forecast method. At September 30, 2007, $5.1 million was payable to SGF and is included in the participation liability on the consolidated balance sheet and $132.8 million was available to be funded by SGF under the terms of the arrangement.

7.	Subordinated Notes and Other Financing Obligations

The following table sets forth the subordinated notes and other financing obligations outstanding at September 30, 2007 and March 31, 2007:

	September 30,	March 31,
	2007	2007
	(Amounts in thousands )

2.9375% Convertible Senior Subordinated Notes	$150,000	$150,000
3.625% Convertible Senior Subordinated Notes	175,000	175,000
Other Financing Obligations	3,718	—

	$328,718	$325,000

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

The holder may require Lions Gate Entertainment Inc. to repurchase the 3.625% Notes on March 15, 2012, 2015 and 2020 or upon a change in control at a price equal to 100% of the principal amount, together with accrued and unpaid interest through the date of repurchase. Under certain circumstances, if the holder requires Lions Gate Entertainment Inc. to repurchase all or a portion of their notes upon a change in control, they will be entitled to receive a make whole premium. The amount of the make whole premium, if any, will be based on the price of the common shares of the Company on the effective date of the change in control. No make whole premium will be paid if the price of the common shares of the Company is less than $10.35 per share or exceeds $75.00 per share.

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

The holder may require Lions Gate Entertainment Inc. to repurchase the 2.9375% Notes on October 15, 2011, 2014 and 2019 or upon a change in control at a price equal to 100% of the principal amount, together with accrued and unpaid interest through the date of repurchase. Under certain circumstances, if the holder requires Lions Gate Entertainment Inc. to repurchase all or a portion of their notes upon a change in control, they will be entitled to receive a make whole premium. The amount of the make whole premium, if any, will be based on the price of the common shares of the Company on the effective date of the change in control. No make whole premium will be paid if the price of the common shares of the Company is less than $8.79 per share or exceeds $50.00 per share.

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

8.	Acquisitions

On September 10, 2007, the Company purchased all of the membership interests in Mandate Pictures, LLC, a Delaware limited liability company (“Mandate”). Mandate is an independent film producer and distributor. The Mandate acquisition brings to the Company additional experienced management personnel working within the motion picture business segment. In addition, the Mandate acquisition adds an independent film and distribution business to the Company’s motion picture business. The aggregate purchase price was approximately $60.2 million, comprised of $48.3 million in cash and 1,282,999 million in shares of the Company’s common stock to be issued and delivered over a period of 18 months pursuant to certain holdback provisions. Of the $48.3 million cash portion of the purchase price, $44.3 million was paid at closing, $1.2 million represented estimated direct transaction costs (to be paid to lawyers, accountants and other consultants), and $2.8 million represented the remaining estimated cash consideration that will be paid within the next 12 month period. The value assigned to the shares for purposes of recording the acquisition was $11.8 million and was based on the closing price of the Company’s common stock on the date of the acquisition. In addition, the Company may be obligated to pay additional amounts should certain films or derivative works meet certain target performance thresholds. Such amounts, which are directly based on the performance of these films, will be accounted for similar to other film participation arrangements. The amount of contingent consideration ultimately estimated to be paid, if anything, will be amortized to direct operating expense in the proportion that the year’s revenue bears to management’s estimate of ultimate revenue at the beginning of the year.

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The acquisition was accounted for as a purchase, with the results of operations of Mandate included in the Company’s consolidated results from September 10, 2007 through September 30, 2007. Goodwill of $37.1 million represents the excess of purchase price over the preliminary estimate of the fair value of the net identifiable tangible and intangible assets acquired. Although the goodwill will not be amortized for financial reporting purposes it is anticipated that substantially all of the goodwill will be deductible for federal tax purposes over the statutory period of 15 years. The preliminary allocation of the purchase price to the assets acquired and liabilities assumed based on their estimated fair values was as follows:

Preliminary
Allocation
(Amounts in
thousands)

Cash and cash equivalents	$3,952
Restricted cash	7,807
Accounts receivable, net	12,807
Investment in films and television programs	62,951
Definite life intangible assets	5,400
Other assets acquired	2,742
Goodwill	37,076
Accounts payable and accrued liabilities	(10,697)
Participation and residuals	(6,658)
Film obligations	(50,565)
Deferred revenue	(4,658)

Total	$60,157

The allocation above is preliminary until completion and receipt of final appraisals of the net assets acquired. The preliminary allocation of the purchase price is subject to revision, as more detailed analysis of investment in films and intangible assets is completed and additional information on the fair value of assets and liabilities becomes available. Any change in the fair value of the net assets of Mandate will change the amount of the purchase price allocable to goodwill. The $37.1 million of goodwill was assigned to the motion pictures reporting segment.

The following unaudited pro forma condensed consolidated statements of operations presented below illustrate the results of operations of the Company as if the acquisition of Mandate as described above occurred at April 1, 2006 based on the preliminary purchase price allocation:

	Six Months	Six Months
	Ended	Ended
	September 30,	September 30,
	2007	2006
	(Amounts in thousands, except per share amounts )

Revenues	$563,497	$394,928
Operating loss	$(109,318)	$(16,117)
Net loss	$(112,646)	$(19,026)
Basic and Diluted Net Loss Per Common Share	$(0.94)	$(0.18)
Weighted average number of common shares outstanding	119,419	105,944

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Direct Operating Expenses

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
	(Amounts in thousands)

Amortization of films and television programs	$125,757	$48,805	$175,619	$81,998
Participation and residual expense	55,956	43,824	93,967	81,022
Amortization of acquired intangible assets	163	244	325	488
Other expenses	611	1,850	(366)	(240)

	$182,487	$94,723	$269,545	$163,268

Other expenses primarily consist of the provision for doubtful accounts and foreign exchange gains and losses. The provision for doubtful accounts included in other expenses for the three months ended September 30, 2007 and 2006 was $0.6 million and $1.8 million, respectively. The provision (benefit) for doubtful accounts included in other expenses for the six months ended September 30, 2007 and 2006 was a provision of less than $0.1 million and a benefit of ($0.2) million, respectively.

Foreign exchange gains included in other expenses for the six months ended September 30, 2007 and 2006 were $0.4 million and nil, respectively.

10.	Comprehensive Loss

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
	(Amounts in thousands )

Net loss	$(56,214)	$(14,392)	$(109,332)	$(17,996)
Add: Foreign currency translation adjustments	126	130	2,560	1,680
Add (Deduct): Net unrealized gain (loss) on foreign exchange contracts	181	(31)	169	(14)
Add (Deduct): Unrealized gain (loss) on investments — available for sale	(1,254)	(517)	26	(880)

Comprehensive loss	$(57,161)	$(14,810)	$(106,577)	$(17,210)

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Loss Per Share and Treasury Shares

The Company calculates loss per share in accordance with SFAS No. 128, “Earnings Per Share.” Basic loss per share is calculated based on the weighted average common shares outstanding for the period. Basic loss per share for the three and six months ended September 30, 2007 and 2006 are presented below:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
		(Amounts in thousands )

Basic and Diluted Net Loss Per Share
Numerator:
Net loss	$(56,214)	$(14,392)	$(109,332)	$(17,996)

Denominator:
Weighted average common shares outstanding	119,155	104,856	118,136	104,661

Basic and Diluted Net Loss Per Common Share	$(0.47)	$(0.14)	$(0.93)	$(0.17)

The exercise of common share equivalents including stock options, the conversion features of the 2.9375% Notes, and the 3.625% Notes and restricted share units could potentially dilute income (loss) per share in the future, but were not reflected in diluted loss per share during the periods presented because their effect is anti-dilutive.

The Company had 500,000,000 authorized shares of common stock at September 30, 2007 and March 31, 2007. The table below outlines common shares reserved for future issuance:

	September 30,	March 31,
	2007	2007
	(Amounts in thousands )

Stock options outstanding	5,208	5,933
Restricted share units — unvested	2,374	1,872
Share purchase options and restricted share units available for future issuance	6,924	1,026
Shares issuable upon conversion of 2.9375% Notes	13,043	13,043
Shares issuable upon conversion of 3.625% Notes	12,252	12,252

Shares reserved for future issuance	39,801	34,126

On May 31, 2007, the Company’s Board of Directors authorized the repurchase of up to $50 million of the Company’s common shares, with the timing, price, quantity, and manner of the purchases to be made at the discretion of management, depending upon market conditions. During the period from the authorization date through September 30, 2007, 1,169,835 million shares have been repurchased at a cost of approximately $10.7 million, including commission costs. The share repurchase program has no expiration date. The shares repurchased under the stock repurchase program are included in treasury shares in the accompanying unaudited consolidated balance sheets and statements of shareholders’ equity.

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Accounting for Stock-Based Compensation

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

The fair value of each option award is estimated on the date of grant using a closed-form option valuation model (Black-Scholes) based on the assumptions noted in the following table. Expected volatilities are based on implied volatilities from traded options on the Company’s stock, historical volatility of the Company’s stock and other factors. The expected term of options granted represents the period of time that options granted are expected to be outstanding. The following table represents the assumptions used in the Black-Scholes option-pricing model for options granted during the six months ended September 30, 2007 and 2006:

	Six Months	Six Months
	Ended	Ended
	September 30,	September 30,
	2007	2006

Risk-free interest rate	4.1%- 4.8%	4.7%
Expected option lives (in years)	5.6 to 6.5 years	6 years
Expected volatility for options	31%	26%
Expected dividend yield	0%	0%

The weighted-average grant-date fair values for options granted during the six months ended September 30, 2007 was $4.17. The Company recognized the following share-based compensation expense during the three and six months ended September 30, 2007 and 2006:

			Six Months
	Three Months Ended		Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Amounts in thousands )

Compensation Expense (Benefit):
Stock Options	$851	$433	$1,636	$891
Restricted Share Units	2,980	905	5,041	1,421
Stock Appreciation Rights	(629)	1,910	(1,009)	526

Total	$3,202	$3,248	$5,668	$2,838

There was no income tax benefit recognized in the statements of operations for share-based compensation arrangements during the three and six months ended September 30, 2007 and 2006.

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options

A summary of option activity as of September 30, 2007 and changes during the six months then ended is presented below:

					Weighted	Aggregate
				Weighted-	Average	Intrinsic
			Total	Average	Remaining	Value as of
	Number of	Number of	Number of	Exercise	Contractual	September 30,
Options:	Shares(1)	Shares(2)	Shares	Price	Term In Years	2007

Outstanding at March 31, 2007	5,933,289	—	5,933,289	$4.18
Granted	490,000	—	490,000	11.70
Exercised	(61,807)	—	(61,807)	6.31
Forfeited or expired	(5,665)	—	(5,665)	8.75

Outstanding at June 30, 2007	6,355,817	—	6,355,817	$6.71
Granted	—	600,000	600,000	9.22
Exercised	(1,743,167)	—	(1,743,167)	2.86
Forfeited or expired	(4,501)	—	(4,501)	8.95

Outstanding at September 30, 2007	4,608,149	600,000	5,208,149	$8.29	6.22	$11,225,616

Outstanding as of September 30, 2007, vested or expected to vest in the future	4,602,107	600,000	5,202,107	$8.29	6.22	$11,224,815

Exercisable at September 30, 2007	1,987,314	600,000	2,587,314	$6.58	3.41	$9,661,426

(1)	Issued under our long-term incentive plans.

(2)	On September 10, 2007, in connection with the acquisition of Mandate (see note 8), two executives entered into employment agreements with Lions Gate Films, Inc., a wholly-owned subsidiary of the Company. Pursuant to the employment agreements, the executives were granted an aggregate of 600,000 stock options, which vest over a three- to five-year period. The options were granted outside of our long-term incentive plans.

The total intrinsic value of options exercised as of each exercise date during the three and six months ended September 30, 2007 were $11.6 million and $11.9 million, respectively (2006 — $5.2 million and $6.0 million, respectively).

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Share Units

A summary of the status of the Company’s restricted share units as of September 30, 2007, and changes during the six months then ended is presented below:

			Total	Weighted Average
	Number of	Number of	Number of	Grant Date Fair
Restricted Share Units:	Shares(1)	Shares(2)	Shares	Value

Outstanding at March 31, 2007	1,872,243	—	1,872,243	$9.78
Granted	505,833	—	505,833	11.69
Vested	(195,257)	—	(195,257)	9.86
Forfeited	(5,206)	—	(5,206)	10.01

Outstanding at June 30, 2007	2,177,613	—	2,177,613	$10.22
Granted	214,583	287,500	502,083	9.40
Vested	(294,545)	—	(294,545)	10.13
Forfeited	(11,166)	—	(11,166)	9.93

Outstanding at September 30, 2007	2,086,485	287,500	2,373,985	$10.06

(1)	Issued under our long-term incentive plans.

(2)	On September 10, 2007, in connection with the acquisition of Mandate (see note 8), two executives entered into employment agreements with Lions Gate Films, Inc., a wholly-owned subsidiary of the Company. Pursuant to the employment agreements, the executives were granted an aggregate of 287,500 restricted share units, which vest over a three- to five-year period. The restricted share units were granted outside of our long-term incentive plans.

The fair values of restricted share units are determined based on the market value of the shares on the date of grant.

The following table summarizes the total remaining unrecognized compensation cost as of September 30, 2007 related to non-vested stock options and restricted share units and the weighted average remaining years over which the cost will be recognized:

	Total	Weighted
	Unrecognized	Average
	Compensation	Remaining
	Cost	Years
	(Amounts in thousands)

Stock Options	$10,543	3.0
Restricted Share Units	18,973	2.6

Total	$29,516

Under the Company’s two stock option and long term incentive plans, the Company withholds shares to satisfy minimum statutory federal, state and local tax withholding obligations arising from the vesting of restricted share units. During the six months ended September 30, 2007, 65,131 shares were withheld upon the vesting of restricted share units and 396,904 shares were withheld upon the exercise of stock options to satisfy minimum statutory federal, state and local tax withholding obligations. In addition, 480,382 shares were withheld and cancelled to fund the exercise of certain stock options.

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

Stock Appreciation Rights

On February 2, 2004, an officer of the Company was granted 1,000,000 stock appreciation rights (“SARs”), which entitles the officer to receive cash only, and not common shares. The amount of cash received will be equal to the amount by which the trading price of the Company’s common shares on the exercise notice date exceeds the SARs’ price of $5.20 multiplied by the number of SARs exercised. The SARs vested one quarter immediately on the award date and one quarter on each of the first, second and third anniversaries of the award date. These SARs are not considered part of the Company’s Employees’ and Directors’ Equity Incentive Plan. Through March 31, 2006, the Company measured compensation expense as the amount by which the market value of common shares exceeded the SARs’ price at each reporting date. Effective April 1, 2006, upon the adoption of SFAS No. 123(R), the Company measures compensation expense based on the fair value of the SARs which is determined by using the Black-Scholes option-pricing model at each reporting date. For the three and six months ended September 30, 2007, the following assumptions were used in the Black-Scholes option-pricing model: Volatility of 45.6%, Risk Free Rate of 4.2%, Expected Term of 1.3 years, and Dividend of 0%. At September 30, 2007, the market price of the Company’s common shares was $10.31, the weighted average fair value of the SARs was $5.53, and all 1,000,000 of the SARs had vested. Due to the decrease in the market price of its common shares, the Company recorded a reduction in stock-based compensation expense in the amount of $0.6 million and $1.0 million in general and administration expenses in the unaudited condensed consolidated statements of operations for the three and six months ended September 30, 2007, respectively (2006 — $0.3 million increase and a reduction of $0.3 million, respectively). The compensation expense amount in the period is calculated by using the fair value of the SARs, multiplied by the remaining 850,000 SARs which have fully vested (150,000 SARs were previously exercised and expensed). At September 30, 2007, the Company has a stock-based compensation liability accrual in the amount of $4.7 million (March 31, 2007 — $5.7 million) included in accounts payable and accrued liabilities on the unaudited condensed consolidated balance sheets relating to these SARs.

13.	Segment Information

SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” requires the Company to make certain disclosures about each reportable segment. The Company’s reportable segments are determined based on the distinct nature of their operations and each segment is a strategic business unit that offers different products and services and is managed separately. The Company evaluates performance of each segment using segment profit (loss) as defined below. The Company has two reportable business segments: Motion Pictures and Television.

Motion Pictures consists of the development and production of feature films, acquisition of North American and worldwide distribution rights, North American theatrical, video and television distribution of feature films produced and acquired, and worldwide licensing of distribution rights to feature films produced and acquired.

Television consists of the development, production and worldwide distribution of television productions, including television series, television movies and mini-series and non-fiction programming.

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segmented information by business unit is as follows:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
	(Amounts in thousands)

Segment revenues
Motion Pictures	$234,412	$186,598	$404,734	$351,784
Television	109,093	31,571	137,513	38,841

	$343,505	$218,169	$542,247	$390,625

Direct operating expenses
Motion Pictures	$84,640	$69,549	$144,270	$131,502
Television	97,847	25,174	125,275	31,766

	$182,487	$94,723	$269,545	$163,268

Distribution and marketing
Motion Pictures	$184,793	$110,396	$317,652	$195,657
Television	4,219	2,949	6,861	4,734

	$189,012	$113,345	$324,513	$200,391

General and administration
Motion Pictures	$8,284	$6,378	$15,699	$13,192
Television	1,879	900	3,705	1,050

	$10,163	$7,278	$19,404	$14,242

Segment profit (loss)
Motion Pictures	$(43,305)	$275	$(72,887)	$11,433
Television	5,148	2,548	1,672	1,291

	$(38,157)	$2,823	$(71,215)	$12,724

Acquisition of investment in films and television programs
Motion Pictures	$81,612	$60,389	$137,685	$99,863
Television	29,464	43,050	109,531	64,208

	$111,076	$103,439	$247,216	$164,071

Purchases of property and equipment amounted to $0.4 million and $2.4 million for the three and six months ending September 30, 2007, respectively, and $1.7 million and $3.5 million for the three and six months ending September 30, 2006, respectively, all primarily pertaining to the Company’s corporate headquarters.

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment profit (loss) is defined as segment revenue less segment direct operating, distribution and marketing, and general and administration expenses. The reconciliation of total segment profit (loss) to the Company’s loss before income taxes is as follows:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
	(Amounts in thousands)

Company’s total segment profit (loss)	$(38,157)	$2,823	$(71,215)	$12,724
Less:
Corporate general and administration	(15,706)	(14,449)	(33,305)	(26,718)
Depreciation	(989)	(581)	(1,897)	(1,125)
Interest expense	(4,213)	(4,904)	(8,073)	(9,580)
Interest and other income	2,646	2,286	6,449	4,847
Gain on sale on equity securities	2,785	—	2,785	—
Equity interests loss	(1,187)	(435)	(1,994)	(377)

Loss before income taxes	$(54,821)	$(15,260)	$(107,250)	$(20,229)

The following table sets forth significant assets as broken down by segment and other unallocated assets as of September 30, 2007 and March 31, 2007:

	September 30, 2007			March 31, 2007
	Motion			Motion
	Pictures	Television	Total	Pictures	Television	Total
	(Amounts in thousands)

Significant assets by segment Accounts receivable	$144,704	$64,753	$209,457	$85,294	$45,202	$130,496
Investment in films and television programs	529,433	103,591	633,024	397,346	95,794	493,140
Goodwill	210,606	13,961	224,567	173,530	13,961	187,491

	$884,743	$182,305	$1,067,048	$656,170	$154,957	$811,127

Other unallocated assets (primarily cash and available-for-sale investments)			268,177			325,968

Total assets			$1,335,225			$1,137,095

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Contingencies

The Company is from time to time involved in various claims, legal proceedings and complaints arising in the ordinary course of business. The Company does not believe that adverse decisions in any such pending or threatened proceedings, or any amount which the Company might be required to pay by reason thereof, would have a material adverse effect on the financial condition or future results of the Company. The Company has provided an accrual for estimated losses under the above matters as of September 30, 2007, in accordance with SFAS No. 5, “Accounting for Contingencies.”

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

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables present unaudited condensed consolidating financial information as of September 30, 2007 and March 31, 2007 and for the six months ended September 30, 2007 and 2006 for (1) the Company, on a stand-alone basis, (2) the Issuer, on a stand-alone basis, (3) the non-guarantor subsidiaries of the Company (including the subsidiaries of the Issuer), on a combined basis (collectively, the “Other Subsidiaries”) and (4) the Company, on a consolidated basis.

BALANCE SHEET

	As of September 30, 2007
	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated
	(Amounts in thousands )

BALANCE SHEET
Assets
Cash and cash equivalents	$2,016	$144,582	$12,267	$—	$158,865
Restricted cash	—	2,280	10,083	—	12,363
Investments — auction rate securities	—	30,000	—	—	30,000
Investments — equity securities	—	—	104	—	104
Accounts receivable, net	322	373	208,762	—	209,457
Investment in films and television programs	1,313	6,584	625,186	(59)	633,024
Property and equipment	—	13,164	956	—	14,120
Goodwill	10,173	—	214,394	—	224,567
Other assets	2,063	203,540	6,682	(159,560)	52,725
Investment in subsidiaries	229,515	524,214	—	(753,729)	—

	$245,402	$924,737	$1,078,434	$(913,348)	$1,335,225

Liabilities and Shareholders’ Equity (Deficiency)
Accounts payable and accrued liabilities	$477	$39,462	$213,429	$—	$253,368
Participation and residuals	193	1,623	291,806	—	293,622
Film obligations	80	—	211,572	—	211,652
Subordinated notes and other financing obligations	—	325,000	3,718	—	328,718
Deferred revenue	—	—	92,283	—	92,283
Intercompany payables (receivables)	(230,915)	481,645	9,295	(260,025)	—
Intercompany equity	319,985	93,217	331,148	(744,350)	—
Shareholders’ equity (deficiency)	155,582	(16,210)	(74,817)	91,027	155,582

	$245,402	$924,737	$1,078,434	$(913,348)	$1,335,225

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

STATEMENT OF OPERATIONS

	Six Months Ended September 30, 2007
	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated
	(Amounts in thousands )

STATEMENT OF OPERATIONS
Revenues	$137	$7,624	$536,839	$(2,353)	$542,247
EXPENSES:
Direct operating	—	—	269,545	—	269,545
Distribution and marketing	—	1,155	323,358	—	324,513
General and administration	776	30,765	21,168	—	52,709
Depreciation	—	1	1,896	—	1,897

Total expenses	776	31,921	615,967	—	648,664

OPERATING LOSS	(639)	(24,297)	(79,128)	(2,353)	(106,417)

Other expenses (income):
Interest expense	—	7,842	231	—	8,073
Interest and other income	(35)	(6,116)	(298)	—	(6,449)
Gain on sale on equity securities	—	—	(2,785)	—	(2,785)

Total other expenses (income)	(35)	1,726	(2,852)	—	(1,161)

INCOME (LOSS) BEFORE EQUITY INTERESTS AND INCOME TAXES	(604)	(26,023)	(76,276)	(2,353)	(105,256)
Equity interests income (loss)	(108,827)	(80,358)	(1,898)	189,089	(1,994)

INCOME (LOSS) BEFORE INCOME TAXES	(109,431)	(106,381)	(78,174)	186,736	(107,250)
Income tax provision (benefit)	(99)	155	2,026	—	2,082

NET INCOME (LOSS)	$(109,332)	$(106,536)	$(80,200)	$186,736	$(109,332)

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

STATEMENT OF CASH FLOWS

	Six Months Ended September 30, 2007
	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated
	(Amounts in thousands )

STATEMENT OF CASH FLOWS
NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	$9,697	$(54,138)	$(14,112)	$—	$(58,553)

INVESTING ACTIVITIES:
Purchases of investments — auction rate securities	—	(207,266)	—	—	(207,266)
Proceeds from the sale of investments — auction rate securities	—	414,641	—	—	414,641
Purchases of investments — equity securities	—	—	(4,672)	—	(4,672)
Proceeds from the sale of investments — equity securities	—	16,343	7,439	—	23,782
Acquisition of Mandate, net of unrestricted cash acquired	—	(44,802)	3,952	—	(40,850)
Investment in equity method investees	—	(3,051)	(3,414)	—	(6,465)
Loan to equity method investee	—	(3,059)	—	—	(3,059)
Purchases of property and equipment	—	(1,935)	(450)	—	(2,385)

NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	—	170,871	2,855	—	173,726

FINANCING ACTIVITIES:
Exercise of stock options	745	—	—	—	745
Repurchase of common shares	(10,736)	—	—	—	(10,736)
Borrowings from financing obligation	—	—	3,718	—	3,718

NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	(9,991)	—	3,718	—	(6,273)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(294)	116,733	(7,539)	—	108,900

FOREIGN EXCHANGE EFFECT ON CASH	402	(498)	(1,436)	—	(1,532)
CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	1,908	28,347	21,242	—	51,497

CASH AND CASH EQUIVALENTS — END OF PERIOD	$2,016	$144,582	$12,267	$—	$158,865

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

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

STATEMENT OF OPERATIONS

	Six Months Ended September 30, 2006
	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated
	(Amounts in thousands )

STATEMENT OF OPERATIONS
Revenues	$—	$8,719	$381,906	$—	$390,625
EXPENSES:
Direct operating	—	—	163,268	—	163,268
Distribution and marketing	—	534	199,857	—	200,391
General and administration	967	25,114	14,879	—	40,960
Depreciation	—	21	1,104	—	1,125

Total expenses	967	25,669	379,108	—	405,744

OPERATING INCOME (LOSS)	(967)	(16,950)	2,798	—	(15,119)

Other Expenses (Income):
Interest expense	104	9,368	329	(221)	9,580
Interest income	(86)	(4,982)	—	221	(4,847)

Total other expenses (income), net	18	4,386	329	—	4,733

INCOME (LOSS) BEFORE EQUITY INTERESTS AND INCOME TAXES	(985)	(21,336)	2,469	—	(19,852)
Equity interests income (loss)	(17,277)	3,802	(377)	13,475	(377)

INCOME (LOSS) BEFORE INCOME TAXES	(18,262)	(17,534)	2,092	13,475	(20,229)
Income tax provision (benefit)	(266)	543	(2,510)	—	(2,233)

NET INCOME (LOSS)	$(17,996)	$(18,077)	$4,602	$13,475	$(17,996)

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

STATEMENT OF CASH FLOWS

	Six Months Ended September 30, 2006
	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated
	(Amounts in thousands )

STATEMENT OF CASH FLOWS
NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(32,065)	$5,379	$44,474	$(7,006)	$10,782

INVESTING ACTIVITIES:
Purchases of investments — auction rate securities	—	(296,043)	—	—	(296,043)
Sales of investments — auction rate securities	—	316,375	—	—	316,375
Acquisition of Redbus, net of cash acquired	—	(44)	—	44	—
Acquisition of Debmar, net of cash acquired	—	(24,715)	603	—	(24,112)
Purchases of property and equipment	—	(1,883)	(1,654)	—	(3,537)

NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	—	(6,310)	(1,051)	44	(7,317)

FINANCING ACTIVITIES:
Exercise of stock options	2,400	—	—	29	2,429

NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	2,400	—	—	29	2,429

NET CHANGE IN CASH AND CASH EQUIVALENTS	(29,665)	(931)	43,423	(6,933)	5,894

FOREIGN EXCHANGE EFFECT ON CASH	35,906	931	(44,203)	7,256	(110)
CASH AND CASH EQUIVALENTS — BEGINNING OF P ERIOD	6,370	—	40,446	162	46,978

CASH AND CASH EQUIVALENTS — END OF PERIOD	$12,611	$—	$39,666	$485	$52,762

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Lions Gate Entertainment Corp.  (“Lionsgate,” the “Company,” “we,” “us” or “our”) is a diversified independent producer and distributor of motion pictures, television programming, home entertainment, family entertainment, video-on-demand and music content. We release approximately 18 to 22 motion pictures theatrically per year. Our theatrical releases include films we produce in-house and films we acquire from third parties. We also have produced approximately 77 hours of television programming on average each of the last three years. Our disciplined approach to acquisition, production, and distribution is designed to maximize our profit by balancing our financial risks against the probability of commercial success of each project. We currently distribute our library of more than 10,000 motion picture titles and television episodes and programs directly to retailers, video rental stores, and pay and free television channels in the U.S., UK and Ireland, and indirectly to other international markets through third parties. We own a minority interest in CinemaNow, Inc. (“CinemaNow”), an internet video-on-demand provider, Horror Entertainment, LLC (“FEARnet”), a multiplatform programming and content service provider, NextPoint, Inc. (“Break.com”), an online video entertainment service provider, and in Roadside Attractions, LLC (“Roadside”), an independent theatrical distribution company. Through June 30, 2007, we owned a 10% interest in Maple Pictures Corp. (“Maple”), a Canadian film and television distributor based in Toronto, Canada. During the quarter ended September 30, 2007, we entered into a transaction where we effectively gained control of Maple for financial reporting purposes. We are currently evaluating strategic alternatives as it relates to our investment in Maple. If this control becomes other than temporary, we would consolidate Maple in the future. We have distribution agreements with Maple through which we distribute our library and other titles in Canada.

Our revenues are derived from the following business segments:

•	Motion Pictures, which includes Theatrical, Home Entertainment, Television and International Distribution. Theatrical revenues are derived from the theatrical release of motion pictures in the U.S. which are distributed to theatrical exhibitors on a picture by picture basis. The financial terms that we negotiate with our theatrical exhibitors generally provide that we receive a percentage of the box office results and are negotiated on a picture by picture basis. Home entertainment revenues are derived primarily from the sale of video and DVD releases of our own productions and acquired films, including theatrical releases and direct-to-video releases, to retail stores. In addition, we have revenue sharing arrangements with certain rental stores which generally provide that in exchange for a nominal or no upfront sales price we share in the rental revenues generated by each such store on a title by title basis. Television revenues are primarily derived from the licensing of our productions and acquired films to the domestic cable, free and pay television markets. International revenues include revenues from our UK subsidiary and from the licensing of our productions and acquired films to international markets on a territory-by-territory basis. Our revenues are derived from the U.S., Canada and other foreign countries; none of the foreign countries individually comprised greater than 10% of total revenue.

•	Television Productions, which includes the licensing to domestic and international markets of one-hour and half-hour drama series, television movies and mini-series and non-fiction programming and revenues from the sale of television production movies or series in other media including home entertainment.

Our primary operating expenses include the following:

•	Direct Operating Expenses, which include amortization of production or acquisition costs, participation and residual expenses and provision for doubtful accounts. Participation costs represent contingent consideration payable based on the performance of the film to parties associated with the film, including producers, writers, directors or actors, etc. Residuals represent amounts payable to various unions or “guilds” such as the Screen Actors Guild, Directors Guild of America, and Writers Guild of America, based on the performance of the film in certain ancillary markets or based on the individual’s (i.e., actor, director, writer) salary level in the television market.

•	Distribution and Marketing Expenses, which primarily include the costs of theatrical “prints and advertising” and of video and DVD duplication and marketing. Theatrical print and advertising represent the costs of the theatrical prints delivered to theatrical exhibitors and advertising includes the advertising and

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

Recent Developments

On November 1, 2007, the television business’ collective bargaining agreement with the Writers Guild of America (East and West) (the “WGA”) covering freelance writers expired. On November 5, 2007, the WGA began an industry-wide strike. We do not expect the strike to have a significant effect on our operating results for the remainder of 2008 fiscal year. Thereafter, we are currently unable to estimate the impact of the strike, if any.

Mandate Pictures, LLC.  On September 10, 2007, the Company purchased all of the membership interests in Mandate Pictures, LLC, a Delaware limited liability company (“Mandate”). Mandate is an independent film producer and distributor. The Mandate acquisition brings to the Company additional experienced management personnel working within the motion picture business segment. In addition, the Mandate acquisition adds an independent film and distribution business to the Company’s motion picture business. The aggregate purchase price was approximately $60.2 million, comprised of $48.3 million in cash and 1,282,999 million in shares of the Company’s common stock to be issued and delivered over a period of 18 months pursuant to certain holdback provisions. Of the $48.3 million cash portion of the purchase price, $44.3 million was paid at closing, $1.2 million represented estimated direct transaction costs (to be paid to lawyers, accountants and other consultants), and $2.8 million represented the remaining estimated cash consideration that will be paid within the next 12 month period. The value assigned to the shares for purposes of recording the acquisition was $11.8 million and was based on the closing price of the Company’s common stock on the date of acquisition. In addition, the Company may be obligated to pay additional amounts pursuant to the purchase agreement should certain films or derivative works meet certain target performance thresholds. This contingent consideration, which is directly based on the performance of these films, will be accounted for similar to other film participation arrangements. The amount of contingent consideration ultimately estimated to be paid, if anything, will be amortized to direct operating expense in the proportion that the year’s revenue bears to management’s estimate of ultimate revenue at the beginning of the year.

The Mandate acquisition was accounted for as a purchase, with the results of operations of Mandate consolidated from September 10, 2007. Goodwill of $37.1 million represents the excess of purchase price over the fair value of the net identifiable tangible and intangible assets acquired.

SGF.  On July 30, 2007, the Company entered into a four-year filmed entertainment slate financing agreement with Société Générale de Financement du Québec (“SGF”), the Québec provincial government’s investment arm. SGF will finance up to 35% of production costs of television and feature film productions produced in Québec for a four year period for an aggregate investment of up to $140 million, and the Company will advance all amounts necessary to fund the remaining budgeted costs. The maximum aggregate of budgeted costs over the four-year period will be $400 million, including the Company’s portion, but no more than $100 million per year. In connection with this agreement, the Company and SGF will proportionally share in the proceeds derived from the funded productions after the Company deducts a distribution fee, recoups all distribution expenses and releasing costs, and pays all applicable participations and residuals.

NextPoint, Inc.  On June 29, 2007, the Company purchased a 42% equity interest or 21,000,000 shares of the Series B Preferred Stock of NextPoint, Inc. (“Break.com”), an online video entertainment service provider operating under the branding of “Break.com.” The aggregate purchase price was approximately $21.4 million, which included $0.5 million of transaction costs, consisted of the issue of 1,890,189 of the Company’s common shares. The Company is accounting for the investment in Break.com using the equity method. The Company has a call option which is exercisable at any time from June 29, 2007 until the earlier of 30 months after June 29, 2007 or a year after a change of control, as narrowly defined, to purchase all, but not less than all, of the remaining 58% equity interests (excluding any subsequent dilutive events), including in-the-money stock options, warrants and other rights, of Break.com for $58 million in cash or common stock, at the Company’s option. Due to the timing in availability of financial statements from Break.com, the Company is recording its share of the Break.com results on a one quarter lag. The Company recorded a loss of less than $0.1 million in its equity interests associated with Break.com’s operations through June 30, 2007 in the consolidated statement of operations for the three and six months ended September 30, 2007. The investment in Break.com is $21.4 million as of September 30, 2007 (2006 — nil).

Theatrical Slate Financing.  On May 25, 2007, the Company, through a series of agreements, closed a theatrical slate funding arrangement. Under this arrangement, Pride Pictures LLC (“Pride”), an unrelated entity, will fund, generally, 50% of the Company’s production, acquisition, marketing and distribution costs of theatrical feature films up to an aggregate of approximately $196 million, net of transaction costs. The funds available from Pride are generated from the issuance by Pride of $35 million of subordinated debt instruments, $35 million of equity and $134 million from a senior credit facility, which is subject to a borrowing base. The Company is not a party to the Pride debt obligations or their senior credit facility, and provides no guarantee of repayment of these obligations. The percentage of the contribution may vary on certain pictures. The slate of films covered by the arrangement is expected to be comprised of 23 films over the next three years. Pride will participate in a pro rata portion of the pictures net profits or losses similar to a co-production arrangement based on the portion of costs funded. The Company continues to distribute the pictures covered by the arrangement with a portion of net profits after all costs and the Company’s distribution fee being distributed to Pride based on their pro rata contribution to the applicable costs similar to a back-end participation on a film.

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

We capitalize costs of production and acquisition, including financing costs and production overhead, to investment in films and television programs. These costs are amortized to direct operating expenses in accordance with SoP 00-2. These costs are stated at the lower of unamortized films or television program costs or estimated fair value. These costs for an individual film or television program are amortized and participation and residual costs are accrued in the proportion that current year’s revenues bear to management’s estimates of the ultimate revenue at the beginning of the year expected to be recognized from exploitation, exhibition or sale of such film or television program over a period not to exceed ten years from the date of initial release. For previously released film or television programs acquired as part of a library, ultimate revenue includes estimates over a period not to exceed 20 years from the date of acquisition.

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

Results of Operations

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

Consolidated revenues of $343.5 million this quarter increased $125.3 million, or 57.4%, compared to $218.2 million in the prior year’s quarter. Motion pictures revenue of $234.4 million this quarter increased $47.8 million, or 25.6%, compared to $186.6 million in the prior year’s quarter. Television revenues of

$109.1 million this quarter increased $77.5 million, or 245.3%, compared to $31.6 million in the prior year’s quarter.

Motion Pictures Revenue

The increase in motion pictures revenue this quarter was mainly attributable to increases in theatrical revenue, international revenue, and video revenue. The following table sets forth the components of revenue for the motion pictures reporting segment for the three-month periods ended September 30, 2007 and 2006:

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,	Increase (Decrease)
	2007	2006	Amount	Percent
		(Amounts in millions)

Motion Pictures
Theatrical	$42.4	$20.5	$21.9	106.8%
Video	122.3	115.1	7.2	6.3%
Television	37.3	33.4	3.9	11.7%
International	31.1	17.1	14.0	81.9%
Other	1.3	0.5	0.8	160.0%

	$234.4	$186.6	$47.8	25.6%

The following table sets forth the titles contributing significant motion pictures revenue for the three-month periods ended September 30, 2007 and 2006:

Three Months Ended September 30,
2007		2006
	Theatrical and Video		Theatrical and Video
Title	Release Date	Title	Release Date

Theatrical:		Theatrical:
3:10 to Yuma Bratz Good Luck Chuck War	September 2007 August 2007 September 2007 August 2007	Crank The Descent	September 2006 August 2006
Video:		Video:
Bratz Kidz Sleepover Adventure Bug Delta Farce Doctor Strange Pride The Condemned	July 2007 September 2007 September 2007 August 2007 June 2007 September 2007	Akeelah and the Bee Crash Lord of War Madea Goes to Jail Madea’s Family Reunion Ultimate Avengers 2 Waiting Why Did I Get Married (Stage Play)	August 2006 September 2005 January 2006 June 2006 June 2006 August 2006 February 2006 June 2006

Television:	Television:
Crank	In the Mix
Diary of A Mad Black Woman	Lord of War
Employee of the Month	Saw 2
Saw 3	Waiting
International:	International:
Saw 2	Crank
Saw 3	Dirty Dancing - Stage Play
The U.S. vs. John Lennon	Hard Candy
War	Saw 2 The Lost City Undiscovered

Theatrical revenue of $42.4 million increased $21.9 million, or 106.8%, in this quarter as compared to the prior year’s quarter due to the performance of the significant theatrical releases in the current quarter, as well as an increase in the number of theatrical releases in the current quarter. In this quarter, the titles listed in the above table as contributing significant theatrical revenue in the current quarter represented individually between 8% and 42% of total theatrical revenue and, in the aggregate, approximately 92% of total theatrical revenue. In the prior year’s quarter, the titles listed in the above table as contributing significant theatrical revenue represented, in the aggregate, approximately 99% of total theatrical revenue.

Video revenue of $122.3 million increased $7.2 million, or 6.3%, in this quarter as compared to the prior year’s quarter. The increase is primarily due to an increase in revenue from titles that individually contributed less than 2% of total video revenue and to a lesser extent, titles which contributed individually more than 2% of total video revenue in the current quarter as compared to the prior year’s quarter. The titles listed above as contributing significant video revenue in the current quarter represented individually between 2% to 12% of total video revenue and, in the aggregate, 35%, or $42.9 million of total video revenue for the quarter. In the prior year’s quarter, the titles listed above as contributing significant video revenue represented individually between 2% to 12% of total video revenue and, in the aggregate, 36%, or $41.7 million of total video revenue for the quarter. In the current quarter, $79.4 million, or 65%, of total video revenue was contributed by titles that individually make up less than 2% of total video revenue, and in the prior year’s quarter, this amounted to $73.4 million, or 64%, of total video revenue.

Television revenue included in motion pictures revenue of $37.3 million in this quarter increased $3.9 million, or 11.7%, compared to the prior year’s quarter. The increase is due to the performance of the significant titles listed in the table above in the current quarter as compared to the prior year’s quarter. In this quarter, the titles listed above as contributing significant television revenue represented individually between 11% to 33% of total television revenue and, in the aggregate, 83% of total television revenue for the quarter. In the prior year’s quarter, the titles listed above as contributing significant television revenue represented individually between 8% to 34% of total television revenue and, in the aggregate, 73% of total television revenue for the quarter.

International revenue of $31.1 million increased $14.0 million, or 81.9%, in this quarter as compared to the prior year’s quarter. Lionsgate UK, established from the acquisition of Redbus Film Distribution Ltd. and Redbus Pictures Ltd. (“Redbus”) in fiscal 2006, contributed $6.9 million, or 22.2% of international revenue in the current quarter, which included revenues from 3:10 to Yuma, Saw III, The Contract, The Lives of Others, and The Hamiltons, compared to $6.1 million, or 35.7% , of total international revenue in the prior year’s quarter. In this quarter, the titles listed in the table above as contributing significant international revenue, excluding revenue generated from these titles by Lionsgate UK, represented individually between 4% to 18% of total international revenue and, in the aggregate, 38% of total international revenue for the quarter. In the prior year’s quarter, the titles listed in the table above as contributing significant revenue represented individually between 3% to 9% of total international revenue and, in the aggregate, 32% of total international revenue for the quarter.

Television Revenue

The following table sets forth the components and the changes in the components of revenue that make up television production revenue for the three-month periods ended September 30, 2007 and 2006:

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,	Increase (Decrease)
	2007	2006	Amount	Percent
		(Amounts in millions)

Television Production
Domestic series licensing	$75.9	$25.0	$50.9	203.6%
Domestic television movies and miniseries	15.8	0.2	15.6	NM
International	9.3	1.4	7.9	564.3%
Video releases of television production	7.9	4.9	3.0	61.2%
Other	0.2	0.1	0.1	100.0%

	$109.1	$31.6	$77.5	245.3%

(NM)	Percentage not meaningful.

Domestic series licensing includes revenues from episodic television deliveries and revenues from the Company’s television syndication subsidiary Debmar-Mercury, LLC (“Debmar-Mercury”). The following table sets forth the number of television episodes and hours delivered in the three months ended September 30, 2007 and 2006, respectively, included in domestic series licensing:

		Three Months Ended				Three Months Ended
		September 30, 2007				September 30, 2006
		Episodes	Hours			Episodes	Hours

The Dead Zone Season 5	1hr	10	10.0	Dirty Dancing Reality TV Series	1hr	5	5.0
Mad Men	1hr	11	11.0	Lovespring International	1/2hr	9	4.5
Wildfire Season 4	1hr	7	7.0	I Pity The Fool	1/2hr	3	1.5
Weeds Season 3	1/2hr	11	5.5	Weeds Season 2	1/2hr	10	5.0

		39	33.5			27	16.0

In addition to the above, revenues included in domestic series licensing from the Company’s television syndication subsidiary, Debmar-Mercury, increased $13.5 million to $17.8 million from $4.3 million in the prior year’s quarter due to television series such as House of Payne and South Park.

Domestic television movies and miniseries increased primarily due to the delivery of eight episodes of the miniseries The Kill Point in the current quarter as compared to nil in the prior year’s quarter.

International revenue of $9.3 million increased by $7.9 million in the current quarter mainly due to international revenue from The Dead Zone, The Lost Room miniseries, and The Dresden Files, compared to international revenue of $1.4 million in the prior year’s quarter from Wildfire Seasons 1 and 2.

Direct Operating Expenses

The following table sets forth direct operating expenses by segment for the three months ended September 30, 2007 and 2006:

	Three Months Ended			Three Months Ended
	September 30, 2007			September 30, 2006
	Motion			Motion
	Pictures	Television	Total	Pictures	Television	Total
	(Amounts in millions)

Direct operating expenses
Amortization of films and television programs	$44.3	$81.4	$125.7	$28.7	$20.1	$48.8
Participation and residual expense	39.7	16.3	56.0	38.9	4.9	43.8
Amortization of acquired intangible assets	0.2	—	0.2	0.2	—	0.2
Other expenses	0.5	0.1	0.6	1.7	0.2	1.9

	$84.7	$97.8	$182.5	$69.5	$25.2	$94.7

Direct operating expenses as a percentage of segment revenues	36.1%	89.6%	53.1%	37.2%	79.7%	43.4%

Direct operating expenses include amortization, participation and residual expenses and other expenses. Direct operating expenses of the motion pictures segment of $84.7 million for this quarter were 36.1% of motion pictures revenue, compared to $69.5 million, or 37.2% of motion pictures revenue for the prior year’s quarter. The slight decrease in direct operating expense of the motion pictures segment in the quarter as a percent of revenue is due to the change in the mix of titles generating revenue compared to the prior year’s quarter. Direct operating expenses of the motion pictures segment included charges for write downs and reserves related to investments in film of $4.2 million and $0.9 million in the current quarter and prior year quarter, respectively, due to the lower than anticipated actual performance or previously expected performance of certain titles. Included in these write downs and reserves is a $2.0 million charge resulting from concerns over the collectability of amounts due pursuant to a distribution agreement. Other expenses in the three month period ended September 30, 2006 included a provision for bad debt of approximately $1.7 million related to a large retail customer that declared bankruptcy.

Direct operating expenses of the television segment of $97.8 million for this quarter were 89.6% of television revenue, compared to $25.2 million, or 79.7% of television revenue for the prior year’s quarter. The increase in direct operating expense of the television segment in the current quarter is due primarily to the increase in television production revenue in this quarter compared to the prior year’s quarter. In addition the increase in direct operating expense of the television segment in the quarter as a percent of revenue is also due to the change in the mix of titles generating revenue compared to the prior year’s quarter.

Distribution and Marketing Expenses

The following table sets forth distribution and marketing expenses by segment for the three months ended September 30, 2007 and 2006

	Three Months Ended			Three Months Ended
	September 30, 2007			September 30, 2006
	Motion			Motion
	Pictures	Television	Total	Pictures	Television	Total
	(Amounts in millions)

Distribution and marketing expenses
Theatrical	$122.5	$—	$122.5	$57.1	$—	$57.1
Home Entertainment	49.8	2.1	51.9	42.8	1.0	43.8
Television	0.7	0.8	1.5	0.2	1.2	1.4
International	11.8	1.3	13.1	9.8	0.7	10.5
Other	—	—	—	0.5	—	0.5

	$184.8	$4.2	$189.0	$110.4	$2.9	$113.3

The majority of distribution and marketing expenses relate to the motion pictures segment. Theatrical prints and advertising (“P&A”) in the motion pictures segment in this quarter of $122.5 million increased $65.4 million, or 114.5%, compared to $57.1 million in the prior year’s quarter. Domestic theatrical P&A from the motion pictures segment in this quarter included P&A incurred on the release of titles such as 3:10 to Yuma, Bratz, Good Luck Chuck and War, which individually represented between 16% and 28% of total theatrical P&A and, in the aggregate, accounted for 85% of the total theatrical P&A. Theatrical P&A in the prior year’s quarter included P&A incurred on the release of titles such as Crank, The Descent, and Employee of the Month domestically, which individually represented between 22% and 37% of total theatrical P&A and, in the aggregate, accounted for 90% of total theatrical P&A. Employee of the Month was released theatrically subsequent to the quarter ended September 30, 2006, on October 6, 2006.

Home entertainment distribution and marketing costs on motion pictures and television product in this quarter of $51.9 million increased $8.1 million, or 18.5%, compared to $43.8 million in the prior year’s quarter. Home entertainment distribution and marketing costs as a percentage of video revenues was 39.9% and 36.5% in the current quarter and prior year’s quarter, respectively. This increase is mainly due to higher video marketing costs in relation to revenues generated in the current quarter in comparison to the prior year’s quarter.

International distribution and marketing expenses in this quarter included $9.9 million of distribution and marketing costs from Lionsgate UK, compared to $8.0 million in the prior year’s quarter. Current quarter distribution and marketing expenses of the television segment included $0.6 million from the July 3, 2006 acquisition of Debmar-Mercury, compared to $1.2 million in the prior year’s quarter.

General and Administrative Expenses

The following table sets forth general and administrative expenses by segment for the three months ended September 30, 2007 and 2006:

	Three Months Ended	Three Months Ended	Increase (Decrease)
	September 30, 2007	September 30, 2006	Amount	Percent
	(Amounts in millions)

General and Administrative Expenses
Motion Pictures	$8.3	$6.4	$1.9	29.7%
Television	1.9	0.9	1.0	111.1%
Corporate	15.7	14.4	1.3	9.0%

	$25.9	$21.7	$4.2	19.4%

The increase in motion pictures general and administrative expenses is primarily due to an increase in salary and related expenses of approximately $1.6 million.

The increase in television general and administrative expenses is primarily due to an increase in salary and related expenses of approximately $0.6 million, and an increase of professional fees and other general overhead costs of approximately $0.4 million.

The increase in corporate general and administrative expenses is primarily due to an increase in professional fees of approximately $1.3 million. Salaries and related expenses increased approximately $0.2 million, offset by a decrease in rent and facility expenses of $0.2 million. In this quarter, $1.5 million of production overhead was capitalized, compared to $1.6 million in the prior year’s quarter.

The following table sets forth corporate stock based compensation expense (benefit) for the three months ended September 30, 2007 and 2006:

	Three Months Ended	Three Months Ended	Increase (Decrease)
	September 30, 2007	September 30, 2006	Amount	Percent
	(Amounts in millions)

Corporate Stock Based Compensation Expense (Benefit): *
Stock options	$0.9	$0.4	$0.5	125.0%
Restricted share units	2.9	0.9	2.0	222.2%
Stock appreciation rights	(0.6)	1.9	(2.5)	(131.6)%

	$3.2	$3.2	$—	NM

(NM)	Percentage not meaningful.

(*)	The above table reflects only corporate stock based compensation expense (benefit) and not motion picture or television stock based compensation expense (benefit), which amounted to $0.1 million and nil, respectively.

At September 30, 2007, as disclosed in note 12 to the unaudited condensed consolidated financial statements, there were unrecognized compensation costs of approximately $29.5 million related to stock options and restricted stock units previously granted, including the first annual installment of share grants that were subject to performance targets, which will be expensed over the remaining vesting periods. At September 30, 2007 there are 881,666 shares of restricted stock units awarded to four key executive officers which will be subject to performance targets to be set by the Company’s compensation committee. These restricted stock units will vest in three, four, and five annual installments assuming annual performance targets to be set by the Company’s compensation committee have been met. The fair value of the 881,666 shares whose performance targets have not been set was $9.1 million, based on the market price of the Company’s common stock as of September 30, 2007. The market value will be remeasured when the performance criteria are set and the value will be expensed over the remaining vesting periods once it becomes probable that the performance targets will be satisfied.

Depreciation and Other Expenses (Income)

Depreciation of $1.0 million this quarter increased $0.4 million, or 66.7%, from $0.6 million in the prior year’s quarter.

Interest expense of $4.2 million this quarter decreased $0.7 million, or 14.3%, from prior year’s quarter of $4.9 million.

Gain on sale of equity securities of $2.8 million for this quarter resulted primarily from the sale of shares held and purchased in Magna, an Australian film distributor.

Interest and other income was $2.6 million for the quarter ended September 30, 2007, compared to $2.3 million in the prior year’s quarter. Interest and other income this quarter was earned on the cash balance and available-for-sale investments held during the three months ended September 30, 2007, which were higher than in the prior year’s quarter.

The equity interests in this quarter included a $1.0 million loss from the Company’s 33.33% equity interests in Horror Entertainment, LLC, a $0.2 million loss from the Company’s 10% equity interest in Maple, and a less than $0.1 million loss from the Company’s 42% equity interest in Break.com. For the three months ended September 30, 2006, the equity interests consisted of a loss of $0.1 million from the Company’s 10% equity interest in Maple and a loss of $0.3 million from the Company’s 18.8% equity interest in CinemaNow.

The Company had an income tax expense of $1.4 million or (2.6%) of loss before income taxes in the three months ended September 30, 2007, compared to a benefit of $0.9 million in the three months ended September 30, 2006. The tax expense reflected in the current quarter is primarily attributable to U.S. state taxes. The Company’s actual annual effective tax rate will differ from the statutory federal rate as a result of several factors, including changes in the valuation allowance against net deferred tax assets, non-temporary differences, foreign income taxed at different rates, and state and local income taxes. Income tax loss carryforwards amount to approximately $116.4 million for U.S. federal income tax purposes available to reduce income taxes over twenty years, $80.4 million for U.S. state income tax purposes available to reduce income taxes over future years with varying expirations, $29.2 million for Canadian income tax purposes available to reduce income taxes over eight years, and $13.7 million for UK income tax purposes available indefinitely to reduce future income taxes.

Net loss for the three months ended September 30, 2007 was $56.2 million, or basic and diluted net loss per common share of $0.47 on 119.2 million weighted average shares outstanding. This compares to net loss for the three months ended September 30, 2006 of $14.4 million or basic and diluted net loss per common share of $0.14 on 104.9 million weighted average common shares outstanding.

Six Months Ended September 30, 2007 Compared to Six Months Ended September 30, 2006

Consolidated revenues for the six months ended September 30, 2007 of $542.2 million increased $151.6 million, or 38.8%, compared to $390.6 million in the six months ended September 30, 2006. Motion pictures revenue of $404.7 million for the current six-month period increased $52.9 million, or 15.0%, compared to $351.8 million in the prior year’s period. Television revenues of $137.5 million this period increased $98.7 million, or 254.4%, compared to $38.8 million in the prior year’s period.

Motion Pictures Revenue

The increase in motion pictures revenue this period was mainly attributable to increases in theatrical revenue, international revenue, and television revenue, slightly offset by a small decrease in video revenue. The following table sets forth the components of revenue for the motion pictures reporting segment for the six-month periods ended September 30, 2007 and 2006:

	Six Months	Six Months
	Ended	Ended
	September 30,	September 30,	Increase (Decrease)
	2007	2006	Amount	Percent
		(Amounts in millions)

Motion Pictures
Theatrical	$61.4	$39.1	$22.3	57.0%
Video	226.1	229.8	(3.7)	(1.6)%
Television	59.7	48.2	11.5	23.9%
International	53.8	32.7	21.1	64.5%
Other	3.7	2.0	1.7	85.0%

	$404.7	$351.8	$52.9	15.0%

The following table sets forth the titles contributing significant motion pictures revenue for the six-month periods ended September 30, 2007 and 2006:

Six Months Ended September 30,
2007		2006
	Theatrical and Video		Theatrical and Video
Title	Release Date	Title	Release Date

Theatrical:		Theatrical:
3:10 to Yuma Bratz Delta Farce Good Luck Chuck Hostel 2 War	September 2007 August 2007 May 2007 September 2007 June 2007 August 2007	Akeelah and the Bee Crank Larry the Cable Guy See No Evil The Descent	April 2006 September 2006 March 2006 May 2006 August 2006

Video:		Video:
Bug Daddy’s Little Girls Delta Farce Happily N’Ever After Pride The Condemned	September 2007 June 2007 September 2007 May 2007 June 2007 September 2007	Akeelah and the Bee Crash Lord of War Madea Goes to Jail Madea’s Family Reunion Saw 2 Ultimate Avengers 2 Waiting Why Did I Get Married (Stage Play)	August 2006 September 2005 January 2006 June 2006 June 2006 February 2006 August 2006 February 2006 June 2006

Television:	Television:
Crank	Crash
Diary of a Mad Black Woman	Devil’s Rejects
Employee of the Month	Lord of War
Saw 3	Saw 2
The Descent	Waiting
International:	International:
Saw 2	Crank
Saw 3	Hard Candy
The Punisher	Saw 2
War	Undiscovered

Theatrical revenue of $61.4 million increased $22.3 million, or 57.0%, in this period as compared to the prior year’s period due to the performance of the significant titles listed above, as well as the mix of titles generating theatrical revenue for the current six-month period. The titles listed in the above table as contributing significant theatrical revenue in the current six-month period represented individually between 6% and 29% of total theatrical revenue and, in the aggregate, approximately 81% of total theatrical revenue. In the prior year’s period, the titles listed in the above table as contributing significant theatrical revenue represented individually between 7% and 26% of total theatrical revenue and, in the aggregate, approximately 95% of total theatrical revenue.

Video revenue of $226.1 million decreased $3.7 million, or 1.6%, in this period as compared to the prior year’s period. The decrease is due to a decrease in revenues generated from the significant titles listed in the above table as compared to the prior year’s period. The titles listed above as contributing significant video revenue in the current period represented individually between 2% to 9% of total video revenue, and in the aggregate, 36% or $81.6 million of total video revenue for the period. In the prior year’s period, the titles listed above as contributing significant video revenue represented individually between 2% to 15% of total video revenue and, in the aggregate, 46% or $104.9 million of total video revenue for the period. In the current period $144.5 million, or 64%, of total video revenue was contributed by titles that individually make up less than 2% of total video revenue, and in the prior year’s period this amounted to $124.9 million, or 54%, of total video revenue.

Television revenue included in motion pictures revenue of $59.7 million in this period increased $11.5 million, or 23.9%, compared to the prior year’s period. The increase is due to the performance of the significant titles listed above in the current period as compared to the prior year’s period. In this period, the titles listed above as contributing significant television revenue represented individually between 7% to 23% of total television revenue and, in the aggregate, 75% of total television revenue for the period. In the prior year’s period the titles listed above as contributing significant television revenue represented individually between 6% to 24% of total television revenue and, in the aggregate, 64% of total television revenue for the period.

International revenue of $53.8 million increased $21.1 million or 64.5% in this period as compared to the prior year’s period. Lionsgate UK, established from the acquisition of Redbus in fiscal 2006, contributed $15.0 million, or 27.9% of international revenue in the current period, which included revenues from Employee of the Month, Saw III, The Lives of Others, and The Contract, compared to $12.3 million, or 37.6%, of total international revenue in the prior year’s period. In this period, the titles listed in the table above as contributing significant international revenue, excluding revenue generated from these titles by Lionsgate UK, represented individually between 4% to 13% of total international revenue and, in the aggregate, 28% of total international revenue for the period. In the prior year’s period the titles listed in the table above as contributing significant revenue represented individually between 3% to 14% of total international revenue and, in the aggregate, 25% of total international revenue for the period.

Television Revenue

The following table sets forth the components of revenue that make up television production revenue for the six-month periods ended September 30, 2007 and 2006:

	Six Months	Six Months
	Ended	Ended
	September 30,	September 30,	Increase (Decrease)
	2007	2006	Amount	Percent
	(Amounts in millions)

Television Production
Domestic series licensing	$95.9	$30.5	$65.4	214.4%
Domestic television movies and miniseries	15.8	0.3	15.5	NM
International	15.5	1.6	13.9	868.8%
Video releases of television production	10.1	6.2	3.9	62.9%
Other	0.2	0.2	—	0.0%

	$137.5	$38.8	$98.7	254.4%

(NM)	Percentage not meaningful.

Domestic series licensing includes revenues from episodic television deliveries and revenues from the Company’s television syndication subsidiary Debmar-Mercury. The following table sets forth the number of television episodes and hours delivered in the six months ended September 30, 2007 and 2006, respectively, included in domestic series licensing:

		Six Months				Six Months
		Ended				Ended
		September 30,				September 30,
		2007				2006
		Episodes	Hours			Episodes	Hours

The Dead Zone Season 5	1hr	13	13.0	Dirty Dancing Reality TV Series	1hr	5	5.0
Dresden Files	1hr	2	2.0	Wildfire Season 2	1hr	1	1.0
Mad Men	1hr	11	11.0	Lovespring International	1/2hr	13	6.5
Wildfire Season 4	1hr	11	11.0	I Pity The Fool	1/2hr	3	1.5
Weeds Season 3	1/2hr	12	6.0	Weeds Season 2	1/2hr	12	6.0

		49	43.0			34	20.0

In addition to the above, revenues included in domestic series licensing from the Company’s television syndication subsidiary Debmar-Mercury increased $22.0 million to $26.3 million from $4.3 million in the prior year’s quarter due to television series such as House of Payne and South Park.

Domestic television movies and miniseries increased primarily due to the delivery of eight episodes of the miniseries The Kill Point in the current six-month period, as compared to nil in the prior year period.

International revenue of $15.5 million increased by $13.9 million in the current period mainly due to international revenue from Hidden Palms, Lovespring International, The Dresden Files and The Dead Zone, compared to international revenue of $1.6 million in the prior year’s period from Wildfire Seasons 1 and 2.

Direct Operating Expenses

The following table sets forth direct operating expenses by segment for the six months ended September 30, 2007 and 2006:

	Six Months Ended			Six Months Ended
	September 30, 2007			September 30, 2006
	Motion			Motion
	Pictures	Television	Total	Pictures	Television	Total
	(Amounts in millions)

Direct operating expenses
Amortization of films and television programs	$73.5	$102.1	$175.6	$55.7	$26.3	$82.0
Participation and residual expense	71.0	23.0	94.0	75.3	5.7	81.0
Amortization of acquired intangible assets	0.3	—	0.3	0.5	—	0.5
Other expenses	(0.6)	0.2	(0.4)	—	(0.2)	(0.2)

	$144.2	$125.3	$269.5	$131.5	$31.8	$163.3

Direct operating expenses as a percentage of segment revenues	35.6%	91.1%	49.7%	37.4%	82.0%	41.8%

Direct operating expenses include amortization, participation and residual expenses and other expenses. Direct operating expenses of the motion pictures segment of $144.2 million for this period were 35.6% of motion pictures revenue, compared to $131.5 million, or 37.4% of motion pictures revenue for the prior year’s period. The decrease in direct operating expense of the motion pictures segment in the current period as a percent of revenue is due to the change in the mix of titles generating revenue compared to the prior year’s period. The benefit in other expense in the current period resulted primarily from foreign exchange gains of approximately $0.4 million. Direct operating expenses of the motion pictures segment included charges for write downs of investment in film costs of

$6.7 million and $1.2 million in the current period and prior year period, respectively, due to the lower than anticipated actual performance or previously expected performance of certain titles. In the current period, approximately $1.5 million of the write down related to the unanticipated poor performance at the box office on one motion picture and $2.0 million charge resulting from a distribution partner resulting from concerns over the collectability of amounts due pursuant to a distribution agreement. The remaining write downs were each under $1.0 million.

Direct operating expenses of the television segment of $125.3 million for this period were 91.1% of television revenue, compared to $31.8 million, or 82.0% of television revenue for the prior year’s period. The increase in direct operating expense of the television segment in the current period is due to the increase in television production revenue in this period compared to prior year’s period, and to the write off of film costs associated with a television pilot of approximately $1.2 million in the first quarter. The increase in direct operating expense of the television segment in the current period as a percent of revenue is due to the change in the mix of titles generating revenue compared to the prior year’s period.

Distribution and Marketing Expenses

The following table sets forth distribution and marketing expenses by segment for the six months ended September 30, 2007 and 2006:

	Six Months Ended			Six Months Ended
	September 30, 2007			September 30, 2006
	Motion			Motion
	Pictures	Television	Total	Pictures	Television	Total
	(Amounts in millions)

Distribution and marketing expenses
Theatrical	$205.7	$—	$205.7	$93.2	$0.7	$93.9
Home Entertainment	92.4	3.3	95.7	82.6	1.6	84.2
Television	1.0	1.5	2.5	0.6	1.3	1.9
International	18.5	2.0	20.5	19.4	1.1	20.5
Other	0.1	—	0.1	(0.1)	—	(0.1)

	$317.7	$6.8	$324.5	$195.7	$4.7	$200.4

The majority of distribution and marketing expenses relate to the motion pictures segment. Theatrical P&A in the motion pictures segment in this period of $205.7 million increased $112.5 million, or 120.7%, compared to $93.2 million in the prior year’s period. Domestic theatrical P&A from the motion pictures segment in the current period included P&A incurred on the release of titles such as Bug, Delta Farce, The Condemned, 3:10 to Yuma, Bratz, Hostel 2, Good Luck Chuck, and War, which individually represented between 5% and 17% of total theatrical P&A and, in the aggregate, accounted for 83% of the total theatrical P&A. Theatrical P&A in the prior year’s period included P&A incurred on the release of titles such as Akeelah and the Bee, Crank, The Descent, Employee of the Month, and See No Evil domestically, which individually represented between 10% and 22% of total theatrical P&A and, in the aggregate, accounted for 89% of total theatrical P&A. Employee of the Month was released theatrically subsequent to the six-month period ended September 30, 2006 on October 6, 2006. Bug and The Condemned, released theatrically during the six months ended September 30, 2007 individually contributed less than 5% of total theatrical revenue in the current period.

Home entertainment distribution and marketing costs on motion pictures and television product in this period of $95.7 million increased $11.5 million, or 13.7%, compared to $84.2 million in the prior year’s period. Home entertainment distribution and marketing costs as a percentage of video revenues was 40.5% and 35.7% in the current period and prior year’s period, respectively. This increase is mainly due to higher video marketing costs in relation to revenues generated in the six-month period ended September 30, 2007 and partially due to the decline in video revenue from the significant releases noted in the table above in the current period in comparison to the prior year’s period.

International distribution and marketing expenses in this period includes $14.8 million of distribution and marketing costs from Lionsgate UK, compared to $15.4 million in the prior year’s period. Current period distribution and marketing expenses of the television segment include $1.3 million from the July 3, 2006 acquisition of Debmar-Mercury, compared to $1.2 million in the prior year’s period.

General and Administrative Expenses

The following table sets forth general and administrative expenses by segment for the six months ended September 30, 2007 and 2006:

	Six Months	Six Months
	Ended	Ended
	September 30,	September 30,	Increase (Decrease)
	2007	2006	Amount	Percent
	(Amounts in millions)

General and Administrative Expenses
Motion Pictures	$15.7	$13.2	$2.5	18.9%
Television	3.7	1.1	2.6	236.4%
Corporate	33.3	26.7	6.6	24.7%

	$52.7	$41.0	$11.7	28.5%

The increase in general and administrative expenses of the motion pictures segment of $2.5 million, or 18.9%, is primarily due to an increase in salaries and related expenses of approximately $2.0 million.

The increase in general and administrative expenses of the television segment of $2.6 million or 236.4% is primarily due to an increase in salaries and related expenses of approximately $2.2 million, an increase of approximately $0.3 million in professional fees, and an increase of approximately $0.2 million in rent and facility costs offset by a decrease in other general overhead costs of approximately $0.1 million.

The increase in corporate general and administrative expenses is primarily due to an increase in stock-based compensation of approximately $2.7 million (see table below), an increase in salaries and related expenses of approximately $1.9 million and an increase of $2.0 million in other general overhead costs. The increase in salaries and related expenses of $1.9 million includes a $1.5 million special bonus related to the closing of the Company’s theatrical slate financing agreement on May 25, 2007. In this period, $3.3 million of production overhead was capitalized compared to $2.9 million in the prior year’s period.

The following table sets forth corporate stock based compensation expense (benefit) for the six months ended September 30, 2007 and 2006:

	Six Months	Six Months
	Ended	Ended
	September 30,	September 30,	Increase (Decrease)
	2007	2006	Amount	Percent
	(Amounts in millions)

Corporate Stock Based Compensation Expense (Benefit):*
Stock options	$1.6	$0.9	$0.7	77.8%
Restricted share units	4.9	1.4	3.5	250.0%
Stock appreciation rights	(1.0)	0.5	(1.5)	(300.0)%

	$5.5	$2.8	$2.7	96.4%

(NM)	Percentage not meaningful.

(*)	The above table reflects only corporate stock based compensation expense (benefit) and not motion picture or television stock based compensation expense (benefit), which amounted to $0.2 million and nil, respectively.

At September 30, 2007, as disclosed in note 12 to the unaudited condensed consolidated financial statements, there were unrecognized compensation costs of approximately $29.5 million related to stock options and restricted stock units previously granted, including the first annual installment of share grants that were subject to performance targets, which will be expensed over the remaining vesting periods. At September 30, 2007, there are 881,666 shares of restricted stock units awarded to four key executive officers which will be subject to performance targets to be set by the Company’s compensation committee. These restricted stock units will vest in three, four, and five annual installments assuming annual performance targets to be set by the Company’s compensation committee have been met. The fair value of the 881,666 shares whose performance targets have not been set was $9.1 million, based on the market price of the Company’s common stock as of September 30, 2007. The market value will be remeasured when the performance criteria are set and the value will be expensed over the remaining vesting periods once it becomes probable that the performance targets will be satisfied.

Depreciation and Other Expenses (Income)

Depreciation of $1.9 million this period increased $0.8 million, or 72.7% from $1.1 million in the prior year’s period.

Interest expense of $8.1 million this period decreased $1.5 million, or 15.6%, from prior year’s period of $9.6 million.

Interest and other income was $6.4 million for the period ended September 30, 2007, compared to $4.8 million in the prior year’s period. Interest and other income this period was earned on the cash balance and available-for-sale investments held during the six months ended September 30, 2007, which were higher than in the prior year’s period.

Gain on sale of equity securities of $2.8 million for the period ended September 30, 2007 resulted primarily from the sale of shares held and purchased in Magna, an Australian film distributor.

The equity interests in this period included a $1.9 million loss from the Company’s 33.33% equity interests in Horror Entertainment, LLC, a $0.1 million loss from the Company’s 10% equity interest in Maple, and a less than $0.1 million loss from the Company’s 42% equity interest in Break.com. For the six months ended September 30, 2006, the equity interests consisted of a loss of less than $0.1 million from the Company’s 10% equity interest in Maple and a loss of $0.3 million from the Company’s 18.8% equity interest in CinemaNow.

The Company had an income tax expense of $2.1 million or (1.9%) of loss before income taxes in the six months ended September 30, 2007, compared to a benefit of $2.2 million in the six months ended September 30, 2006. The tax expense reflected in the current period is primarily attributable to U.S. state taxes. The Company’s actual annual effective tax rate will differ from the statutory federal rate as a result of several factors, including changes in the valuation allowance against net deferred tax assets, non-temporary differences, foreign income taxed at different rates, and state and local income taxes. Income tax loss carryforwards amount to approximately $116.4 million for U.S. federal income tax purposes available to reduce income taxes over twenty years, $80.4 million for U.S. state income tax purposes available to reduce income taxes over future years with varying expirations, $29.2 million for Canadian income tax purposes available to reduce income taxes over eight years, and $13.7 million for UK income tax purposes available indefinitely to reduce future income taxes.

Net loss for the six months ended September 30, 2007 was $109.3 million, or basic and diluted net loss per common share of $0.93 on 118.1 million weighted average shares outstanding. This compares to net loss for the six months ended September 30, 2006 of $18.0 million or basic and diluted net loss per common share of $0.17 on 104.7 million weighted average common shares outstanding.

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

Credit Facility.  At September 30, 2007, the Company had a $215 million revolving line of credit, of which $10 million is available for borrowing by Lionsgate UK in either U.S. dollars or British pounds sterling. At September 30, 2007, the Company had no borrowings (March 31, 2007 — nil) under the credit facility. The credit facility expires December 31, 2008 and bears interest at 2.75% over the “Adjusted LIBOR” or the “Canadian Bankers Acceptance” rate, or 1.75% over the U.S. or Canadian prime rates. The availability of funds under the credit facility is limited by the borrowing base. Amounts available under the credit facility are also limited by outstanding letters of credit which amounted to $15.2 million at September 30, 2007. At September 30, 2007 there was $199.8 million available under the credit facility. The Company is required to pay a monthly commitment fee of 0.50% per annum on the total credit facility of $215 million less the amount drawn. Right, title and interest in and to all personal property of Lions Gate Entertainment Corp. and Lions Gate Entertainment Inc. is pledged as security for the credit facility. The credit facility is senior to the Company’s film obligations and senior subordinated notes. The credit facility restricts the Company from paying cash dividends on its common shares.

Theatrical Slate Financing.  On May 25, 2007, the Company, through a series of agreements, closed a theatrical slate funding arrangement. Under this arrangement Pride, an unrelated entity, will fund, generally, 50% of the Company’s production, acquisition, marketing and distribution costs of theatrical feature films up to an aggregate of approximately $196 million, net of transaction costs. The funds available from Pride are generated from the issuance by Pride of $35 million of subordinated debt instruments, $35 million of equity and $134 million from a senior credit facility, which is subject to a borrowing base. The Company is not a party to the Pride debt obligations or their senior credit facility, and provides no guarantee of repayment of these obligations. The percentage of the contribution may vary on certain pictures. The slate of films covered by the arrangement is expected to be comprised of 23 films over the next three years. Pride will participate in a pro rata portion of the pictures net profits or losses similar to a co-production arrangement based on the portion of costs funded. The Company continues to distribute the pictures covered by the arrangement with a portion of net profits after all costs and the Company’s distribution fee being distributed to Pride based on their pro rata contribution to the applicable costs similar to a back-end participation on a film.

SGF.  On July 30, 2007, the Company entered into a four-year filmed entertainment slate financing agreement with SGF, the Québec provincial government’s investment arm. SGF will finance up to 35% of production costs of television and feature film productions produced in Québec for a four year period for an aggregate investment of up to $140 million, and the Company will advance all amounts necessary to fund the remaining budgeted costs. The maximum aggregate of budgeted costs over the four-year period will be $400 million, including the Company’s portion, but no more than $100 million per year. In connection with this agreement the Company and SGF will proportionally share in the proceeds derived from the funded productions after the Company deducts a distribution fee, recoups all distribution expenses and releasing costs, and pays all applicable participations and residuals.

Filmed Entertainment Backlog.  Backlog represents the amount of future revenue not yet recorded from contracts for the licensing of films and television product for television exhibition and in international markets. Backlog at September 30, 2007 and March 31, 2007 is $315.8 million and $320.2 million, respectively.

Cash Flows Provided by/Used in Operating Activities.  Cash flows used in operating activities for the six months ended September 30, 2007 were $58.6 million compared to cash flows provided by operating activities in the six months ended September 30, 2006 of $10.8 million. The change in cash used in operating activities was primarily due to the increase in the net loss incurred in the six months ended September 30, 2007, increases in accounts receivables, increases in investment in film, offset by greater amortization expense, and decreases in film obligations. The above decrease in cash was offset by increases in accounts payable and participations and residuals.

Cash Flows Provided by/Used In Investing Activities.  Cash flows provided by investing activities of $173.7 million for the six months ended September 30, 2007 consisted of net proceeds from the sale of $207.4 million of auction rate securities, $19.1 million in net proceeds from the sale of equity securities, $2.4 million for purchases of property and equipment, $6.5 million for the investment in equity method investees, $3.1 million for a note receivable from Break.com and $40.9 million for the acquisition of Mandate, net of cash acquired. Cash flows used in investing activities of $7.3 million in the six months ended September 30, 2006 included the net proceeds of $20.3 million of investments available-for-sale, offset by $3.5 million for purchases of property and equipment and $24.1 million for the acquisition of Debmar-Mercury, net of cash acquired.

Cash Flows Provided by/Used In Financing Activities.  Cash flows used in financing activities of $6.3 million in the six months ended September 30, 2007 consisted of cash received from borrowings and the issuance of common shares of $4.5 million, offset by $10.7 million paid for the repurchase of the Company’s common shares. Cash flows provided by financing activities of $2.4 million in the six months ended September 30, 2006 consisted of cash received from the issuance of common shares.

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

Future commitments under contractual obligations as of September 30, 2007 are as follows:

	Year Ended March 31,
	2008	2009	2010	2011	2012	Thereafter	Total
	(Amounts in thousands)

Future annual repayment of debt and other film obligations recorded as of September 30, 2007
Film obligations(1)	$56,436	$91,547	$3,706	$29,975	$29,988	$—	$211,652
Subordinated notes and other financing obligations	—	—	—	—	—	328,718	328,718

	$56,436	$91,547	$3,706	$29,975	$29,988	$328,718	$540,370
Contractual commitments by expected repayment date
Distribution and marketing commitments(2)	$13,552	$92,474	$—	$—	$19,963	$—	$125,989
Minimum guarantee commitments(3)	88,360	66,063	5,300	2,900	—	—	162,623
Production obligation commitments(3)	3,170	40,885	—	—	—	—	44,055
Operating lease commitments	2,857	6,920	6,763	6,160	2,460	710	25,871
Other contractual obligations	5,465	4,741	257	221	185	—	10,869
Employment and consulting contracts	13,988	18,076	10,700	6,673	883	—	50,320
Interest payments on subordinated notes and other financing obligations	5,498	11,046	11,046	11,046	11,046	135,394	185,076

	$132,890	$240,205	$34,066	$27,000	$34,537	$136,104	$604,803

Total future commitments under contractual obligations	$189,326	$331,752	$37,772	$56,975	$64,525	$464,822	$1,145,173

(1)	Film obligations include minimum guarantees, theatrical marketing obligations and production obligations as disclosed in note 6 of our unaudited condensed consolidated financial statements. Repayment dates are based on anticipated delivery or release date of the related film or contractual due dates of the obligation.

(2)	Distribution and marketing commitments represent contractual commitments for future expenditures associated with distribution and marketing of films which the Company will distribute. The payment dates of these amounts are primarily based on the anticipated release date of the film.

(3)	Minimum guarantee commitments represent contractual commitments related to the purchase of film rights for future delivery. Production obligation commitments represent amounts committed for future film production and development to be funded through production financing and recorded as a production obligation liability. Future payments under these obligations are based on anticipated delivery or release dates of the related film or contractual due dates of the obligation. The amounts include future interest payments associated with the obligations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

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

Currency Rate Risk.  We incur certain operating and production costs in foreign currencies and are subject to market risks resulting from fluctuations in foreign currency exchange rates. Our principal currency exposure is between Canadian and U.S. dollars. The Company enters into forward foreign exchange contracts to hedge its foreign currency exposures on future production expenses denominated in Canadian dollars and on future tax credits to be received in Canadian dollars. As of September 30, 2007, we had outstanding contracts to sell US$12.9 million in exchange for CDN$13.5 million over a period of five weeks at a weighted average exchange rate of CDN$1.0498, and outstanding contracts to sell CDN$5.8 million in exchange for US$5.1 million over a period of five weeks at a weighted average exchange rate of US$0.8878. Changes in the fair value representing an unrealized fair value loss on foreign exchange contracts outstanding during both the three and six months ended September 30, 2007 amounted to $0.2 million, and are included in accumulated other comprehensive loss, a separate component of shareholders’ equity. During the three and six months ended September 30, 2007, we completed foreign exchange contracts denominated in Canadian dollars. The net gains resulting from the completed contracts were $0.2 million and $1.0 million, respectively. These contracts are entered into with a major financial institution as counterparty. We are exposed to credit loss in the event of nonperformance by the counterparty, which is limited to the cost of replacing the contracts, at current market rates. We do not require collateral or other security to support these contracts.

Interest Rate Risk.  Our principal risk with respect to our debt is interest rate risk. We currently have minimal exposure to cash flow risk due to changes in market interest rates related to our outstanding debt and other financing obligations. Our credit facility has a nil balance at September 30, 2007. Other financing obligations subject to variable interest rates include $110.6 million owed to film production entities on delivery of titles.

The table below presents repayments and related weighted average interest rates for our interest-bearing debt and production obligations and subordinate notes and other financing obligations as of September 30, 2007.

	Year Ended March 31,
	2008	2009	2010	2011	2012	Thereafter	Total
	(Amounts in thousands)

Revolving Credit Facility:
Variable(1)	$—	$—	$—	$—	$—	$—	$—
Production Obligations:
Variable(2)	32,024	78,562	—	—	—	—	110,586
Subordinated Notes and
Other Financing Obligations:
Fixed(3)	—	—	—	—	—	150,000	150,000
Fixed(4)	—	—	—	—	—	175,000	175,000
Fixed(5)	—	—	—	—	—	3,718	3,718

	$32,024	$78,562	$—	$—	$—	$328,718	$439,304

(1)	Revolving credit facility, which expires December 31, 2008. At September 30, 2007, the Company had no borrowings under this facility.

(2)	Amounts owed to film production entities on anticipated delivery date or release date of the titles or the contractual due dates of the obligation. Production obligations of $108.1 million incur interest at rates ranging from 6.72% to 8.02% and one production loan of $2.5 million bears interest of 14.08%. Not included in the table above are approximately $80.9 million of production obligations which are non-interest bearing.

(3)	2.9375% Notes with fixed interest rate equal to 2.9375%.

(4)	3.625% Notes with fixed interest rate equal to 3.625%.

(5)	Other financing obligation with fixed interest rate equal to 8.02%.

Item 4.	Controls and Procedures.

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

As of September 30, 2007, the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures were effective as of September 30, 2007.

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

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

The following updates the risk factor entitled “Our success depends on external factors in the motion picture and television industry” in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended March 31, 2007. Other than the update below, there were no other material changes to the risk factors previously reported in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007.

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

On November 1, 2007, the television business’ collective bargaining agreement with the Writers Guild of America (East and West) (the “WGA”) covering freelance writers expired. On November 5, 2007, the WGA began an industry-wide strike. We do not expect the strike to have a significant effect on our operating results for the remainder of 2008 fiscal year. Thereafter, we are currently unable to estimate the impact of the strike, if any.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information with respect to shares of the Company’s common stock purchased by the Company during the three months ended September 30, 2007:

	Issuer Purchases of Equity Securities(1)
				(d) Approximate
			(c) Total Number of	Dollar Value of
			Shares Purchased as	Shares that May Yet
			Part of Publicly	be Purchased Under
	(a) Total Number of	(b) Average Price	Announced Plans or	the Plans or
Period	Shares Purchased	Paid per Share	Programs	Programs

July 1, 2007 — July 31, 2007	—	—	—	$50,000,000
August 1, 2007 — August 31, 2007	300,000	$9.13	300,000	$47,200,000
September 1, 2007 — September 30, 2007	869,835	$9.15	869,835	$39,200,000

Total	1,169,835	$9.15	1,169,835	$39,200,000

(1)	On May 31, 2007, the Company’s Board of Directors authorized the repurchase of up to $50 million of its common shares, with the timing, price, quantity, and manner of the purchases to be made at the discretion of management, depending upon market conditions. Such purchases are structured as permitted by securities laws and other legal requirements. During the period from the authorization date through September 30, 2007, 1,169,835 million shares have been repurchased at a cost of approximately $10.7 million (including commission costs). The share repurchase program has no expiration date.

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Submission of Matters to a Vote of Security Holders.

On September 11, 2007, the Company held its Annual General Meeting of Shareholders (the “Annual Meeting”). Below is a summary of the matters voted on at the Annual Meeting.

1. The Company’s stockholders voted to elect twelve (12) directors to the Board of Directors of the Company to serve for a term of one year. The votes for the director nominees were as follows:

Nominees	For	Abstain	Not Voted

Norman Bacal	98,540,668	4,828,478	15,832,561
Michael Burns	99,132,104	4,237,042	15,832,561
Arthur Evrensel	96,292,777	7,076,369	15,832,561
Jon Feltheimer	96,689,317	6,679,829	15,832,561
Morley Koffman	100,735,574	2,633,572	15,832,561
Harald Ludwig	100,751,735	2,617,411	15,832,561
Laurie May	98,539,046	4,830,100	15,832,561
G. Scott Paterson	69,684,392	33,684,754	15,832,561
Daryl Simm	95,500,582	7,868,564	15,832,561
Hardwick Simmons	96,094,662	7,274,484	15,832,561
Brian V. Tobin	98,540,668	4,828,478	15,832,561

Additionally, the Company’s Series B preferred stockholder, Mark Amin, elected himself as a director.

2. Ernst & Young LLP was re-appointed as the Company’s independent registered public accounting firm for the fiscal year ending March 31, 2008, and the Audit Committee of the Board of Directors was authorized to determine the remuneration to be paid to Ernst & Young LLP. The vote was as follows:

For	103,186,226
Abstain	182,920
Not Voted	15,832,561

3. The Company’s stockholders approved an increase in the number of common shares reserved for issuance under the Lions Gate Entertainment Corp. 2004 Performance Incentive Plan. The vote was as follows:

For	71,987,750
Against	31,328,997
Abstain	52,399
Broker Non-votes	15,832,561

Under applicable law, the proposals before the Company’s stockholders — for the election of each of the nominated directors (Proposal 1), the re-appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm (Proposal 2), and approval of an increase in the number of common shares reserved for issuance under the Lions Gate Entertainment Corp. 2004 Performance Incentive Plan (Proposal 3) — each required the affirmative vote of a majority of the common shares present or represented by proxy. With respect to Proposals 1 and 2, abstentions and broker non-votes were not counted in determining the number of shares necessary for approval. With respect to Proposal 3, broker non-votes and abstentions were given the effect of a vote against the approval of the amendment to increase the shares reserved for issuance.

Item 5.	Other Information.

On September 10, 2007, the Company filed a Current Report on Form 8-K reporting that the Company had entered into a purchase agreement to acquire all of the membership interests of Mandate Pictures, LLC, a Delaware limited liability company. Since that time, the Company has determined that the business acquired did not meet the lowest significance threshold level as prescribed in the Rule 3-05(b) of Regulation S-X promulgated by the Securities and Exchange Commission and, therefore, the Company is not required to file audited financial statements or pro forma financial statements pursuant to Rule 3-05 and Rule 3-11 of Regulation S-X with respect to the acquisition.

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

Date: November 9, 2007