Form 10-Q
period 2007-12-31
LIONS GATE ENTERTAINMENT CORP /CN/
filed 2008-02-11
CIK 929351

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the transition period from to

Commission File No.: 1-14880

Lions Gate Entertainment Corp.
(Exact name of registrant as specified in its charter)

British Columbia, Canada (State or other jurisdiction of incorporation or organization)	N/A (I.R.S. Employer Identification No.)

1055 West Hastings Street, Suite 2200
Vancouver, British Columbia V6E 2E9
and
2700 Colorado Avenue, Suite 200
Santa Monica, California 90404
(Address of principal executive offices)

(877) 848-3866
Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated Filer ☑	Accelerated Filer ☐	Non-accelerated Filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at February 1, 2008

Common Shares, no par value per share	118,481,481 shares

FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases you can identify forward-looking statements by terms such as “may,” “intend,” “will,” “could,” “would,” “expects,” “anticipate,” “potential,” “believe,” “estimate,” or the negative of these terms, and similar expressions intended to identify forward-looking statements.

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

Unless otherwise indicated, all references to the “Company,” “Lionsgate,” “we,” “us,” and “our” include reference to our subsidiaries as well.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

LIONS GATE ENTERTAINMENT CORP.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2007	2007
	(Unaudited)	(Note 1)
	(Amounts in thousands,
	except share amounts)

ASSETS
Cash and cash equivalents	$182,654	$51,497
Restricted cash	32,396	4,915
Investments — auction rate securities	—	237,379
Investments — equity securities	—	125
Accounts receivable, net of reserve for video returns and allowances of $69,978 (March 31, 2007 - $77,691) and provision for doubtful accounts of $5,448 (March 31, 2007 — $6,345)	163,376	130,496
Investment in films and television programs	710,680	493,140
Property and equipment	13,877	13,095
Goodwill	227,063	187,491
Other assets	50,831	18,957

	$1,380,877	$1,137,095

LIABILITIES
Accounts payable and accrued liabilities	$224,933	$155,617
Participation and residuals	286,494	171,156
Film obligations	269,375	167,884
Subordinated notes and other financing obligations	328,718	325,000
Deferred revenue	120,841	69,548

	1,230,361	889,205

Commitments and contingencies

SHAREHOLDERS’ EQUITY
Common shares, no par value, 500,000,000 shares authorized, 120,401,688 and 116,970,280 shares issued at December 31, 2007 and March 31, 2007, respectively	427,069	398,836
Series B preferred shares (10 shares issued and outstanding)	—	—
Accumulated deficit	(257,025)	(149,651)
Accumulated other comprehensive income (loss)	809	(1,295)

	170,853	247,890
Treasury shares, no par value, 2,196,899 shares at December 31, 2007	(20,337)	—

	150,516	247,890

	$1,380,877	$1,137,095

See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,
	2007	2006	2007	2006
	(Amounts in thousands, except per share amounts)

Revenues	$290,866	$254,531	$833,113	$645,156
Expenses:
Direct operating	137,381	110,921	406,926	274,189
Distribution and marketing	120,429	95,803	444,942	296,194
General and administration	27,093	23,347	79,802	64,307
Depreciation	933	824	2,830	1,949

Total expenses	285,836	230,895	934,500	636,639

Operating income (loss)	5,030	23,636	(101,387)	8,517

Other expenses (income):
Interest expense	4,090	4,601	12,163	14,181
Interest and other income	(2,511)	(2,906)	(8,960)	(7,753)
Gain on sale of equity securities	(83)	—	(2,868)	—

Total other income, net	1,496	1,695	335	6,428

Income (loss) before equity interests and income taxes	3,534	21,941	(101,722)	2,089
Equity interests loss	(1,248)	(425)	(3,242)	(802)

Income (loss) before income taxes	2,286	21,516	(104,964)	1,287
Income tax provision (benefit)	328	1,061	2,410	(1,172)

Net income (loss)	$1,958	$20,455	$(107,374)	$2,459

Basic Net Income (Loss) Per Common Share	$0.02	$0.19	$(0.91)	$0.02

Diluted Net Income (Loss) Per Common Share	$0.02	$0.17	$(0.91)	$0.02

See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

									Accumulated
			Series B		Restricted			Comprehensive	Other
	Common Shares		Preferred Shares		Share	Unearned	Accumulated	Income	Comprehensive	Treasury Shares
	Number	Amount	Number	Amount	Units	Compensation	Deficit	(Loss )	Income (Loss)	Number	Amount	Total
	(Amounts in thousands, except share amounts)

Balance at March 31, 2006	104,422,765	$328,771	10	$—	$5,178	$(4,032)	$(177,130)		$(3,517)	—	$—	$149,270
Reclassification of unearned compensation and restricted share common units upon adoption of SFAS No. 123(R)		1,146			(5,178)	4,032						—
Exercise of stock options	1,297,144	4,277										4,277
Stock based compensation, net of share units withholding tax obligations of $504	113,695	6,517										6,517
Issuance of common shares to directors for services	25,568	238										238
Conversion of 4.875% notes, net of unamortized issuance costs	11,111,108	57,887										57,887
Comprehensive income (loss)
Net income							27,479	$27,479				27,479
Foreign currency translation adjustments								1,876	1,876			1,876
Net unrealized gain on foreign exchange contracts								259	259			259
Unrealized gain on investments — available for sale								87	87			87

Comprehensive income								$29,701				—

Balance at March 31, 2007	116,970,280	398,836	10	—	—	—	(149,651)		(1,295)	—	—	247,890
Exercise of stock options	933,855	(2,879)										(2,879)
Stock based compensation, net of share units withholding tax obligations of $980	486,457	9,084										9,084
Issuance of common shares to directors for services	25,970	277										277
Issuance of common shares for investment in NextPoint, Inc	1,890,189	20,851										20,851
Issuance of common shares related to the Redbus acquisition	94,937	900										900
Repurchase of common shares, no par value										(2,196,899)	(20,337)	(20,337)
Comprehensive loss
Net loss							(107,374)	$(107,374)				(107,374)
Foreign currency translation adjustments								2,322	2,322			2,322
Net unrealized loss on foreign exchange contracts								(218)	(218)			(218)

Comprehensive loss								$(105,270)

Balance at December 31, 2007	120,401,688	$427,069	10	$—	$—	$—	$(257,025)		$809	(2,196,899)	$(20,337)	$150,516

See accompanying notes

LIONS GATE ENTERTAINMENT CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months	Nine Months
	Ended	Ended
	December 31,	December 31,
	2007	2006
	(Amounts in thousands)

Operating Activities:
Net income (loss)	$(107,374)	$2,459
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation of property and equipment	2,830	1,949
Amortization of deferred financing costs	2,659	2,915
Amortization of films and television programs	252,907	142,982
Amortization of intangible assets	698	702
Non-cash stock-based compensation	10,207	4,795
Gain on sale of equity securities	(2,794)	—
Equity interests loss	3,242	802
Changes in operating assets and liabilities:
Restricted cash	(19,674)	(9,150)
Accounts receivable, net	(32,704)	76,829
Investment in films and television programs	(397,844)	(246,567)
Other assets	(5,882)	5,079
Accounts payable and accrued liabilities	41,111	(23,733)
Unpresented bank drafts	—	(14,772)
Participation and residuals	110,397	1,048
Film obligations	50,790	70,134
Deferred revenue	39,568	50,233

Net Cash Flows Provided By (Used In) Operating Activities	(51,863)	65,705

Investing Activities:
Purchases of investments — auction rate securities	(207,262)	(575,789)
Proceeds from the sale of investments — auction rate securities	444,641	536,226
Purchases of investments — equity securities	(4,765)	—
Proceeds from the sale of investments — equity securities	24,035	—
Acquisition of Mandate, net of unrestricted cash acquired	(41,205)	—
Loan to Mandate — preacquisition	(2,895)	—
Acquisition of Maple, net of unrestricted cash acquired	1,737	—
Acquisition of Debmar, net of unrestricted cash acquired	—	(24,137)
Investment in equity method investees	(6,464)	(5,000)
Loan to equity method investee	(3,000)	—
Purchases of property and equipment	(2,718)	(7,737)

Net Cash Flows Provided By (Used In) Investing Activities	202,104	(76,437)

Financing Activities:
Exercise of stock options	864	3,280
Amounts paid to satisfy tax withholding requirements on options exercised	(4,723)	—
Repurchases of common shares	(20,337)	—
Borrowings under financing arrangements	3,718	—

Net Cash Flows Provided By (Used In) Financing Activities	(20,478)	3,280

Net Change In Cash And Cash Equivalents	129,763	(7,452)
Foreign Exchange Effects on Cash	1,394	(53)
Cash and Cash Equivalents — Beginning Of Period	51,497	46,978

Cash and Cash Equivalents — End Of Period	$182,654	$39,473

See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	General

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

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Article 10 of Regulation S-X under the Exchange Act. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these unaudited condensed consolidated financial statements. Operating results for the three and nine months ended December 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ended March 31, 2008. The balance sheet at March 31, 2007 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read together with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007.

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

Recent Accounting Pronouncements

FASB Issued Interpretation No. 48.  On July 13, 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”), and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN No. 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN No. 48 provides guidance on derecognition, classification, interest and penalties,

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accounting in interim periods, disclosure and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. For the three and nine months ended December 31, 2007 and 2006, interest and penalties were not significant.

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

2.	Restricted Cash and Investments Available-For-Sale

Restricted cash represents amounts on deposit with financial institutions that are contractually designated for certain theatrical marketing obligations and payment of certain production loans. In addition, restricted cash includes $7.0 million in a taxable, triple A rated, Student Auction Rate Security (“ARS”) issued by the Panhandle-Plains Higher Education Authority. The bonds backing the issue are for the purpose of providing funds to purchase student loans guaranteed under the Higher Education Act of 1965, as Amended. This investment is held as collateral for a production loan pursuant to an escrow agreement.

Investments classified as available-for-sale as of March 31, 2007 are set forth below:

	March 31, 2007
		Unrealized	Fair
	Cost	Gains (Losses)	Value
	(Amounts in thousands)

Auction rate notes	$237,379	$—	$237,379
Equity securities	125	—	125

	$237,504	$—	$237,504

During the nine months ended December 31, 2007, the auction rate notes that were outstanding as of March 31, 2007 were converted to cash equivalents at their carrying value with no resulting gain or loss.

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

Interest and dividend income earned on available for sale investments during the three- and nine-month periods ended December 31, 2007 were $2.0 million and $6.6 million, respectively. Interest and dividend income earned on available for sale investments during the three- and nine-month periods ended December 31, 2006 were $2.1 million and $5.7 million, respectively.

At March 31, 2007, equity securities were comprised of 592,156 common shares of Magna Pacific Holdings (“Magna”), an independent DVD distributor in Australia and New Zealand, purchased at an average cost of $0.21 per share. During the nine months ended December 31, 2007, the Company purchased 15,989,994 common shares of Magna for approximately $4.7 million, at an average price of $0.29 per share. During July 2007, the Company sold 16,129,740 of Magna’s common shares for total proceeds of approximately $7.5 million, resulting in a gain of approximately $2.7 million. During the three- and nine-months periods ended December 31, 2007, the Company recognized a gain of $0.1 million and $2.8 million on the sale of these shares, respectively.

3.	Investment in Films and Television Programs

	December 31,	March 31,
	2007	2007
	(Amounts in thousands)

Motion Picture Segment — Theatrical and Non-Theatrical Films
Released, net of accumulated amortization	$252,719	$144,302
Acquired libraries, net of accumulated amortization	86,023	90,980
Completed and not released	36,073	19,424
In progress	190,849	107,105
In development	8,076	5,205
Product inventory	49,821	30,330

	623,561	397,346

Television Segment — Direct-to-Television Programs
Released, net of accumulated amortization	72,061	70,949
In progress	14,432	24,083
In development	626	762

	87,119	95,794

	$710,680	$493,140

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth acquired libraries that represent titles released three years prior to the date of acquisition, and amortized over their expected revenue stream from acquisition date up to 20 years:

		Total	Remaining
Acquired	Acquisition	Amortization	Amortization	Unamortized Costs	Unamortized Costs
Library	Date	Period	Period	December 31, 2007	March 31, 2007
		(In years)		(Amounts in thousands)

Trimark	October 2000	20.00	12.75	$12,809	$14,854
Artisan	December 2003	20.00	16.00	61,236	69,402
Modern	August 2005	20.00	17.50	4,327	4,753
LGUK	October 2005	20.00	17.75	1,890	1,971
Mandate	September 2007	20.00	19.75	5,761	—

Total Acquired Libraries				$86,023	$90,980

The Company expects approximately 46% of completed films and television programs, net of accumulated amortization, will be amortized during the one-year period ending December 31, 2008. Additionally, the Company expects approximately 80% of completed and released films and television programs, net of accumulated amortization and excluding acquired libraries, will be amortized during the three-year period ending December 31, 2010.

4.	Other Assets

	December 31,	March 31,
	2007	2007
	(Amounts in thousands)

Deferred financing costs, net of accumulated amortization	$7,881	$10,038
Prepaid expenses and other	15,395	3,553
Equity method investments	27,555	5,366

	$50,831	$18,957

Deferred Financing Costs

Deferred financing costs primarily include costs incurred in connection with the credit facility (see note 5) and the issuance of the 2.9375% Notes (as hereafter defined) and the 3.625% Notes (as hereafter defined) (see note 7) that are deferred and amortized to interest expense.

Prepaid expenses and other

Prepaid expenses and other primarily include prepaid expenses, security deposits and intangible assets. In addition, during the three and nine months ended December 31, 2007, included in prepaid and other assets is a $3.0 million note receivable from NextPoint, Inc. (“Break.com”), an equity method investee, as described below.

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Equity Method Investments

The carrying amount of significant equity method investments at December 31, 2007 and March 31, 2007 were as follows:

	December 31,	March 31,
	2007	2007
	(Amounts in thousands)

Maple Pictures Corp.	$—	$1,764
Horror Entertainment, LLC (“FEARnet”)	3,006	3,602
NextPoint, Inc. (“Break.com”)	20,999	—
Roadside Attractions, LLC	3,082	—
Elevation Sales Limited	468	—

	$27,555	$5,366

Equity interests in equity method investments on our unaudited condensed consolidated statements of operations represent our portion of the income or loss of our equity method investee based on our percentage ownership. Equity interests in equity method investments for the three and nine months ended December 31, 2007 and 2006 were as follows (income (loss)):

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,
	2007	2006	2007	2006
		(Amounts in thousands)

Maple Pictures Corp.	$20	$(66)	$(70)	$(100)
CinemaNow, Inc.	—	(359)	—	(702)
Horror Entertainment, LLC (“FEARnet”)	(1,301)	—	(3,200)	—
NextPoint, Inc. (“Break.com”)	21	—	16	—
Roadside Attractions, LLC	(16)	—	(16)	—
Elevation Sales Limited	28	—	28	—

	$(1,248)	$(425)	$(3,242)	$(802)

Maple Pictures Corp.  Represents the Company’s interest in Maple Pictures Corp. (“Maple”), a motion picture, television and home video distributor in Canada. Maple was formed by a director of the Company, a former Lionsgate executive and a third-party equity investor. Through July 17, 2007, the Company owned 10% of the common shares of Maple and accounted for its investment in Maple under the equity method of accounting. Due to the timing of the availability of financial statements from Maple, the Company recorded its share of the Maple results on a one quarter lag. Accordingly, through July 17, 2007, the Company recorded 10% of the loss incurred by Maple during the quarter immediately preceding the Company’s fiscal quarter ended September 30, 2007. On July 18, 2007, Maple repurchased all of the common shares held by a third party investor, which increased the Company’s percentage ownership in Maple and requiring the Company to consolidate the assets, liabilities and results of operations of Maple for financial reporting purposes beginning on July 18, 2007. Due to Maple having a financial reporting year end of December 31, and due to the timing of the availability of financial statements from Maple, the Company is recording the Maple results on a one quarter lag and, accordingly, during the nine months ended December 31, 2007, the Company’s results include the results of Maple from July 18, 2007 through September 30, 2007, which amounted to a net loss of $0.9 million.

CinemaNow, Inc.  Represents the Company’s 18.6%, on a fully diluted basis, or 21.0%, on an undiluted basis, equity interest in CinemaNow, Inc. (“CinemaNow”), an internet-video-on-demand provider. The investment

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

carrying amount is nil as a result of the Company absorbing its share of losses to the full extent of the investment in CinemaNow.

Horror Entertainment, LLC.  Represents the Company’s 33.33% interest in Horror Entertainment, LLC (“FEARnet”), a multiplatform programming and content service provider of horror genre films operating under the branding of “FEARnet.” The Company entered into a five-year license agreement with FEARnet for the U.S. territories and possessions whereby the Company will license content to FEARnet for video-on-demand and broadband exhibition. The Company made capital contributions to FEARnet of $5.0 million in October 2006, and $2.6 million in July 2007. As of December 31, 2007, the Company has a remaining commitment for additional capital contributions totaling $5.7 million, which are expected to be fully funded over the next two-year period. Under certain circumstances, if the Company defaults on any of its funding obligations, the Company could forfeit its equity interest in FEARnet and its license agreement with FEARnet could be terminated. Due to the timing of the availability of financial statements from FEARnet, the Company is recording its share of the FEARnet results on a one quarter lag and, accordingly, during the nine months ended December 31, 2007, the Company recorded 33.33% of the loss incurred by FEARnet through September 30, 2007.

NextPoint, Inc.  Represents the Company’s 42% equity interest or 21,000,000 shares of the Series B Preferred Stock of NextPoint, Inc. (“Break.com”), an online video entertainment service provider operating under the branding of “Break.com.” The interest was acquired on June 29, 2007 for an aggregate purchase price of $21.4 million which included $0.5 million of transaction costs, by issuing 1,890,189 of the Company’s common shares. The Company has a call option which is exercisable at any time from June 29, 2007 until the earlier of (i) 30 months after June 29, 2007 or (ii) one year after a change of control, as narrowly defined, to purchase all of the remaining 58% equity interests (excluding any subsequent dilutive events) of Break.com, including in-the-money stock options, warrants and other rights of Break.com for $58.0 million in cash or common stock, at the Company’s option. The fair value of the call option is included in the investment balance. Due to the timing of the availability of financial statements from Break.com, the Company is recording its share of the Break.com results on a one quarter lag and, accordingly, during the nine months ended December 31, 2007, the Company recorded 42% of the income earned by Break.com from the date of investment through September 30, 2007.

Roadside Attractions, LLC.  Represents the Company’s 43% equity interest acquired on July 26, 2007 in Roadside Attractions, LLC (“Roadside”), an independent theatrical releasing company. The Company has a call option which is exercisable for a period of 90 days commencing on the receipt of certain audited financial statements for a period ending on the third anniversary of the investment to purchase all of the remaining 57% equity interests of Roadside, at a price representative of the then fair value of the remaining interest. The fair value of the call option was not significant since the exercise price represents the then fair value of the company. Due to the timing of the availability of financial statements from Roadside, the Company is recording its share of the Roadside results on a one quarter lag and, accordingly, during the nine months ended December 31, 2007, the Company recorded 43% of the loss incurred by Roadside from the date of investment through September 30, 2007.

Elevation Sales Limited.  Represents the Company’s 50% equity interest in Elevation Sales Limited (“Elevation”), a UK based film distributor.

5.	Bank Loans

At December 31, 2007, the Company had a $215 million revolving line of credit, of which $10 million is available for borrowing by Lionsgate UK Ltd., a wholly-owned subsidiary of the Company (“Lionsgate UK”), in either U.S. dollars or British pounds sterling. At December 31, 2007, the Company had no borrowings (March 31, 2007 — nil) under the credit facility. The credit facility expires December 31, 2008 and bears interest at 2.75% over the “Adjusted LIBOR” or the “Canadian Bankers Acceptance” rate (each as defined in the credit facility), or 1.75% over the U.S. or Canadian prime rates. The availability of funds under the credit facility is limited by the borrowing base. Amounts available under the credit facility are also limited by outstanding letters of credit, which amounted to $22.7 million at December 31, 2007. At December 31, 2007, there was $192.3 million available under the credit facility. The Company is required to pay a monthly commitment fee based upon 0.50% per annum on the total credit

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

facility of $215 million less the amount drawn. Right, title and interest in and to all personal property of Lions Gate Entertainment Corp. and Lions Gate Entertainment Inc., the Company’s wholly owned U.S. subsidiary, is pledged as security for the credit facility. The credit facility is senior to the Company’s film obligations and subordinated notes, and restricts the Company from paying cash dividends on its common shares.

6.	Film Obligations and Participation and Residuals

	December 31,	March 31,
	2007	2007
	(Amounts in thousands)

Minimum guarantees(1)	$21,423	$19,286
Theatrical marketing obligations(2)	10,905	4,482
Production obligations(3)	237,047	144,116

Total film obligations	269,375	167,884
Less film obligations expected to be paid within one year	(113,566)	(82,350)

Production obligations expected to be paid after one year	$155,809	$85,534

Participation and residuals	$286,494	$171,156

(1)	Minimum guarantees represent amounts payable for film rights which the Company has acquired.

(2)	Theatrical marketing obligations represent amounts which are contractually committed for theatrical marketing expenditures associated with specific titles.

(3)	Production obligations represent amounts payable for the cost incurred for the production of film and television programs that the Company produces, which, in some cases, are financed over periods exceeding one year. Production obligations have contractual repayment dates either at or near the expected completion date, with the exception of certain obligations containing repayment dates on a longer term basis. Production obligations of $150.2 million incur interest at rates ranging from 6.15% to 7.57%; one production loan of $2.6 million bears interest of 13.52%, and approximately $84.3 million of production obligations are non-interest bearing.

The Company expects approximately 75% of accrued participations and residuals will be paid during the one-year period ending December 31, 2008.

Theatrical Slate Financing

On May 25, 2007, the Company closed a theatrical slate funding arrangement, as amended on January 30, 2008. Under this arrangement, Pride Pictures, LLC (“Pride”), an unrelated entity, will fund, generally, 50% of the Company’s production, acquisition, marketing and distribution costs of theatrical feature films up to an aggregate of approximately $196 million, net of transaction costs. The funds available from Pride were generated from the issuance by Pride of $35 million of subordinated debt instruments, $35 million of equity and $134 million from a senior credit facility, which is subject to a borrowing base. The Company is not a party to the Pride debt obligations or their senior credit facility, and provides no guarantee of repayment of these obligations. The percentage of the contribution may vary on certain pictures. The slate of films covered by the arrangement is expected to be comprised of 23 films over the next three years. Pride will participate in a pro rata portion of the pictures’ net profits or losses similar to a co-production arrangement based on the portion of costs funded. The Company continues to distribute the pictures covered by the arrangement with a portion of net profits after all costs and the Company’s distribution fee being distributed to Pride based on their pro rata contribution to the applicable costs similar to a back-end participation on a film.

The $134 million senior credit facility is a revolving facility for print and advertising costs, other releasing costs, and direct production and acquisition costs. Funding of direct production and acquisition cost is subject to a

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

borrowing base calculation generally based on 90% of the estimated ultimate amounts due to Pride on previously released films, as defined in the appropriate agreements.

Amounts funded from Pride are reflected as a participation liability. The difference between the ultimate participation expected to be paid to Pride and the amount funded by Pride is amortized as a charge to or a reduction of participation expense under the individual film forecast method. At December 31, 2007, $87.8 million was payable to Pride and is included in the participation liability on the consolidated balance sheet, and $102.3 million was available to be funded by Pride under the terms of the arrangement.

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

Amounts funded from SGF are reflected as a participation liability. The difference between the ultimate participation expected to be paid to SGF and the amount funded by SGF is amortized as a charge to or a reduction of participation expense under the individual film forecast method. At December 31, 2007, $10.6 million was payable to SGF and is included in the participation liability on the consolidated balance sheet, and $124.5 million was available to be funded by SGF under the terms of the arrangement.

7.	Subordinated Notes and Other Financing Obligations

The following table sets forth the subordinated notes and other financing obligations outstanding at December 31, 2007 and March 31, 2007:

	December 31,	March 31,
	2007	2007
	(Amounts in thousands)

2.9375% Convertible Senior Subordinated Notes	$150,000	$150,000
3.625% Convertible Senior Subordinated Notes	175,000	175,000
Other Financing Obligations	3,718	—

	$328,718	$325,000

Subordinated Notes

3.625% Notes.  In February 2005, Lions Gate Entertainment Inc. sold $175.0 million of 3.625% Convertible Senior Subordinated Notes (the “3.625% Notes”). The Company received $170.2 million of net proceeds after paying placement agents’ fees from the sale of $175.0 million of the 3.625% Notes. The Company also paid $0.6 million of offering expenses incurred in connection with the sale of the 3.625% Notes. Interest on the 3.625% Notes is payable semi-annually on March 15 and September 15, from September 15, 2005 until March 15, 2012. After March 15, 2012, interest will be 3.125% per annum on the principal amount of the 3.625% Notes, payable semi-annually on March 15 and September 15 of each year until maturity on March 15, 2025. Lions Gate Entertainment Inc. may redeem all or a portion of the 3.625% Notes at its option on or after March 15, 2012 at 100% of their principal amount, together with accrued and unpaid interest through the date of redemption.

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The holder may require Lions Gate Entertainment Inc. to repurchase the 3.625% Notes on March 15, 2012, 2015 and 2020 or upon a change in control at a price equal to 100% of the principal amount, together with accrued and unpaid interest through the date of repurchase. Under certain circumstances, if the holder requires Lions Gate Entertainment Inc. to repurchase all or a portion of their notes upon a change in control, they will be entitled to receive a make whole premium. The amount of the make whole premium, if any, will be based on the price of the Company’s common shares on the effective date of the change in control. No make whole premium will be paid if the price of the Company’s common shares at such time is less than $10.35 per share or exceeds $75.00 per share.

The 3.625% Notes are convertible, at the option of the holder, at any time before the close of business on or prior to the trading day immediately before the maturity date, if the notes have not been previously redeemed or repurchased, at a conversion rate equal to 70.0133 shares per $1,000 principal amount of the 3.625% Notes, subject to adjustment in certain circumstances, which is equal to a conversion price of approximately $14.28 per share. Upon conversion of the 3.625% Notes, the Company has the option to deliver, in lieu of common shares, cash or a combination of cash and common shares of the Company. The holder may convert the 3.625% Notes into the Company’s common shares prior to maturity if the notes have been called for redemption, a change in control occurs or certain other corporate transactions occur.

2.9375% Notes.  In October 2004, Lions Gate Entertainment Inc. sold $150.0 million of 2.9375% Convertible Senior Subordinated Notes (the “2.9375% Notes”). The Company received $146.0 million of net proceeds after paying placement agents’ fees from the sale of $150.0 million of the 2.9375% Notes. The Company also paid $0.7 million of offering expenses incurred in connection with the sale of the 2.9375% Notes. Interest on the 2.9375% Notes is payable semi-annually on April 15 and October 15, which commenced on April 15, 2005, and the 2.9375% Notes mature on October 15, 2024. From October 15, 2009 to October 14, 2010, Lions Gate Entertainment Inc. may redeem the 2.9375% Notes at 100.839%; from October 15, 2010 to October 14, 2011, Lions Gate Entertainment Inc. may redeem the 2.9375% Notes at 100.420%; and thereafter, Lions Gate Entertainment Inc. may redeem the notes at 100%.

The holder may require Lions Gate Entertainment Inc. to repurchase the 2.9375% Notes on October 15, 2011, 2014 and 2019 or upon a change in control at a price equal to 100% of the principal amount, together with accrued and unpaid interest through the date of repurchase. Under certain circumstances, if the holder requires Lions Gate Entertainment Inc. to repurchase all or a portion of their notes upon a change in control, they will be entitled to receive a make whole premium. The amount of the make whole premium, if any, will be based on the price of the Company’s common shares on the effective date of the change in control. No make whole premium will be paid if the price of the Company’s common shares at such time is less than $8.79 per share or exceeds $50.00 per share.

The holder may convert the 2.9375% Notes into the Company’s common shares prior to maturity only if the price of the Company’s common shares issuable upon conversion of a note reaches a specified threshold over a specified period, the trading price of the notes falls below certain thresholds, the notes have been called for redemption, a change in control occurs or certain other corporate transactions occur. In addition, under certain circumstances, if the holder converts their notes upon a change in control, they will be entitled to receive a make whole premium. Before the close of business on or prior to the trading day immediately before the maturity date, if the notes have not been previously redeemed or repurchased, the holder may convert the notes into the Company’s common shares at a conversion rate equal to 86.9565 shares per $1,000 principal amount of the 2.9375% Notes, subject to adjustment in certain circumstances, which is equal to a conversion price of approximately $11.50 per share.

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

On September 10, 2007, the Company purchased all of the membership interests in Mandate Pictures, LLC, a Delaware limited liability company (“Mandate”). Mandate is an independent film producer and distributor. The Mandate acquisition brings to the Company additional experienced management personnel working within the motion picture business segment. In addition, the Mandate acquisition adds an independent film and distribution business to the Company’s motion picture business. The aggregate purchase price was approximately $59.8 million, comprised of $48.0 million in cash and 1,282,999 million in the Company’s common shares to be issued and delivered over a period of 18 months pursuant to certain holdback provisions. Of the $48.0 million cash portion of the purchase price, $44.3 million was paid at closing, $0.9 million represented estimated direct transaction costs (paid to lawyers, accountants and other consultants), and $2.8 million represented the remaining estimated cash consideration that will be paid within the next 12 month period. In addition, immediately prior to the transaction, the Company loaned Mandate $2.9 million. The value assigned to the shares for purposes of recording the acquisition was $11.8 million and was based on the closing price of the Company’s common shares on the date of the acquisition. In addition, the Company may be obligated to pay additional amounts pursuant to the purchase agreement should certain films or derivative works meet certain target performance thresholds. Such amounts, which are directly based on the performance of these films, will be accounted for similar to other film participation arrangements. The amount of contingent consideration ultimately estimated to be paid, if anything, will be amortized to direct operating expense in the proportion that the year’s revenue bears to management’s estimate of ultimate revenue at the beginning of the year.

The acquisition was accounted for as a purchase, with the results of operations of Mandate included in the Company’s consolidated results from September 10, 2007. Goodwill of $39.6 million represents the excess of purchase price over the preliminary estimate of the fair value of the net identifiable tangible and intangible assets acquired. Although the goodwill will not be amortized for financial reporting purposes it is anticipated that substantially all of the goodwill will be deductible for federal tax purposes over the statutory period of 15 years. The preliminary allocation of the purchase price to the assets acquired and liabilities assumed based on their estimated fair values was as follows:

Preliminary
Allocation
(Amounts in
thousands)

Cash and cash equivalents	$3,952
Restricted cash	7,807
Accounts receivable, net	13,640
Investment in films and television programs	60,454
Definite life intangible assets	1,400
Other assets acquired	2,742
Goodwill	39,571
Accounts payable and accrued liabilities	(10,889)
Participation and residuals	(3,641)
Film obligations	(50,565)
Deferred revenue	(4,658)

Total	$59,813

The above preliminary allocation is subject to revision, as more detailed analysis of investment in films and intangible assets is completed and additional information on the fair value of assets and liabilities becomes available, including receipts of final appraisals of the net assets acquired. Any change in the fair value of the net assets of Mandate will change the amount of the purchase price allocable to goodwill. The $39.6 million of goodwill was assigned to the motion pictures reporting segment.

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following unaudited pro forma condensed consolidated statements of operations presented below illustrate the results of operations of the Company as if the acquisition of Mandate as described above occurred at April 1, 2006, based on the preliminary purchase price allocation:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,
	2007	2006	2007	2006
	(Amounts in thousands, except per share amounts)

Revenues	$290,866	$312,089	$854,363	$707,017
Operating income (loss)	$5,974	$32,229	$(103,344)	$16,112
Net income (loss)	$2,902	$28,419	$(109,744)	$9,393
Basic Net Income (Loss) Per Common Share	$0.02	$0.26	$(0.92)	$0.09
Diluted Net Income (Loss) Per Common Share	$0.02	$0.22	$(0.92)	$0.09
Weighted average number of common shares outstanding — Basic	120,204	108,866	119,682	106,922
Weighted average number of common shares outstanding — Diluted	121,581	145,902	119,682	109,670

9.	Direct Operating Expenses

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,
	2007	2006	2007	2006
		(Amounts in thousands)

Amortization of films and television programs	$77,288	$60,984	$252,907	$142,982
Participation and residual expense	59,879	51,183	153,846	132,205
Amortization of acquired intangible assets	373	214	698	702
Other expenses	(159)	(1,460)	(525)	(1,700)

	$137,381	$110,921	$406,926	$274,189

Other expenses primarily consist of the provision (benefit) for doubtful accounts and foreign exchange gains and losses. The benefit for doubtful accounts included in other expenses for the three months ended December 31, 2007 and 2006 was $0.2 million and $0.9 million, respectively, and the foreign exchange gains for the three months ended December 31, 2007 and 2006 was nil and $0.5 million, respectively. The benefit for doubtful accounts included in other expenses for the nine months ended December 31, 2007 and 2006 was $0.1 million and $0.8 million, respectively. Foreign exchange gains included in other expenses for the nine months ended December 31, 2007 and 2006 were $0.4 million and $0.9 million, respectively.

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Comprehensive Income (Loss)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,
	2007	2006	2007	2006
		(Amounts in thousands)

Net income (loss)	$1,958	$20,455	$(107,374)	$2,459
Add (Deduct): Foreign currency translation adjustments	(238)	111	2,322	1,791
Deduct: Net unrealized loss on foreign exchange contracts	(387)	(186)	(218)	(200)
Add (Deduct): Unrealized gain (loss) on investments — available for sale	(26)	40	—	(840)

Comprehensive income (loss)	$1,307	$20,420	$(105,270)	$3,210

11.	Income (Loss) Per Share and Treasury Shares

The Company calculates income (loss) per share in accordance with SFAS No. 128, “Earnings Per Share.” Basic income (loss) per share is calculated based on the weighted average common shares outstanding for the period. Basic income (loss) per share for the three and nine months ended December 31, 2007 and 2006 is presented below:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,
	2007	2006	2007	2006
		(Amounts in thousands)

Basic Net Income (Loss) Per Share
Numerator:
Net income (loss)	$1,958	$20,455	$(107,374)	$2,459

Denominator:
Weighted average common shares outstanding	118,921	107,583	118,399	105,639

Basic Net Income (Loss) Per Common Share	$0.02	$0.19	$(0.91)	$0.02

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Diluted income (loss) per share includes the dilutive effect, if any, of the Company’s share purchase options, the Company’s restricted share units, and the conversion of the 4.875% Notes, the 2.9375% Notes, the 3.625% Notes. Diluted income (loss) per common share for the three and nine months ended December 31, 2007 and 2006 is presented below:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,
Diluted Net Income (Loss) per Share	2007	2006	2007	2006
		(Amounts in thousands)

Numerator:
Net income (loss)	$1,958	$20,455	$(107,374)	$2,459
Add:
Interest on convertible notes, net of tax	—	3,132	—	—
Amortization of deferred financing costs, net of tax	—	450	—	—

Numerator for Diluted Net Income (Loss) Per Common Share	$1,958	$24,037	$(107,374)	$2,459

Denominator:
Weighted average common shares outstanding	118,921	107,583	118,399	105,639
Effect of dilutive securities:
Conversion of Notes	—	34,349	—	—
Share purchase options	858	2,346	—	2,551
Restricted share units	518	341	—	197

Adjusted weighted average common shares outstanding	120,297	144,619	118,399	108,387

Diluted Net Income (Loss) Per Common Share	$0.02	$0.17	$(0.91)	$0.02

For the nine months ended December 31, 2007, the exercise of common share equivalents including stock options, the conversion features of the 2.9375% Notes, and the 3.625% Notes, and the Company’s restricted share units could potentially dilute income (loss) per share in the future, but were not reflected in diluted loss per share in the table above because their effect is anti-dilutive. Additionally, the dilutive effect of the convertible notes are not included in diluted income per common share for the three months ended December 31, 2007 and the nine months ended December 31, 2006 as their effect is anti-dilutive.

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company had 500,000,000 authorized common shares at December 31, 2007 and March 31, 2007. The table below outlines common shares reserved for future issuance:

	December 31,	March 31,
	2007	2007
	(Amounts in thousands)

Stock options outstanding	5,196	5,933
Restricted share units — unvested	2,376	1,872
Share purchase options and restricted share units available for future issuance	7,008	1,026
Shares issuable upon conversion of 2.9375% Notes at conversion price of $11.50 per share	13,043	13,043
Shares issuable upon conversion of 3.625% Notes at conversion price of $14.28 per share	12,252	12,252

Shares reserved for future issuance	39,875	34,126

On May 31, 2007, the Company’s Board of Directors authorized the repurchase of up to $50 million of the Company’s common shares, with the timing, price, quantity, and manner of the purchases to be made at the discretion of management, depending upon market conditions. During the period from the authorization date through December 31, 2007, 1,985,035 shares have been repurchased pursuant to the plan at a cost of approximately $18.3 million, including commission costs. The share repurchase program has no expiration date. The shares repurchased under the stock repurchase program are included in treasury shares in the accompanying unaudited consolidated balance sheets and statements of shareholders’ equity.

On December 24, 2007, the Company also repurchased 211,864 common shares from an executive for approximately $2.0 million to primarily satisfy the executive’s tax withholding obligations and other expenses in connection with the exercise of options by the executive on September 25, 2007.

12.	Accounting for Stock-Based Compensation

Share-Based Compensation

The Company accounts for stock-based compensation in accordance with the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) requires the measurement of all stock-based awards using a fair value method and the recognition of the related stock-based compensation expense in the consolidated financial statements over the requisite service period. Further, as required under SFAS No. 123(R), the Company estimates forfeitures for share-based awards that are not expected to vest. As stock-based compensation expense recognized in the Company’s consolidated financial statements is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures.

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of each option award is estimated on the date of grant using a closed-form option valuation model (Black-Scholes) based on the assumptions noted in the following table. Expected volatilities are based on implied volatilities from traded options on the Company’s stock, historical volatility of the Company’s stock and other factors. The expected term of options granted represents the period of time that options granted are expected to be outstanding. The following table represents the assumptions used in the Black-Scholes option-pricing model for options granted during the nine months ended December 31, 2007 and 2006:

	Nine Months	Nine Months
	Ended	Ended
	December 31, 2007	December 31, 2006

Risk-free interest rate	4.1% - 4.8%	4.7%
Expected option lives (in years)	5.6 to 6.5 years	6 years
Expected volatility for options	31%	31%
Expected dividend yield	0%	0%

The weighted-average grant-date fair values for options granted during the nine months ended December 31, 2007 was $4.17. The Company recognized the following share-based compensation expense during the three and nine months ended December 31, 2007 and 2006:

			Nine Months
	Three Months Ended		Ended
	December 31,		December 31,
	2007	2006	2007	2006
	(Amounts in thousands)

Compensation Expense (Benefit):
Stock Options	$897	$859	$2,533	$1,750
Restricted Share Units	2,490	1,387	7,532	2,808
Stock Appreciation Rights	(890)	618	(1,899)	1,144

Total	$2,497	$2,864	$8,166	$5,702

There was no income tax benefit recognized in the statements of operations for share-based compensation arrangements during the three and nine months ended December 31, 2007 and 2006.

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options

A summary of option activity as of December 31, 2007 and changes during the nine months then ended is presented below:

					Weighted	Aggregate
				Weighted-	Average	Intrinsic
			Total	Average	Remaining	Value as of
	Number of	Number of	Number of	Exercise	Contractual	December 31,
Options:	Shares(1)	Shares(2)	Shares	Price	Term in Years	2007

Outstanding at March 31, 2007	5,933,289	—	5,933,289	$4.18
Granted	490,000	—	490,000	11.70
Exercised	(61,807)	—	(61,807)	6.31
Forfeited or expired	(5,665)	—	(5,665)	8.75

Outstanding at June 30, 2007	6,355,817	—	6,355,817	$6.71
Granted	—	600,000	600,000	9.22
Exercised	(1,743,167)	—	(1,743,167)	2.86
Forfeited or expired	(4,501)	—	(4,501)	8.95

Outstanding at September 30, 2007	4,608,149	600,000	5,208,149	$8.29
Granted	—	—	—	—
Exercised	(6,167)	—	(6,167)	3.75
Forfeited or expired	(5,501)	—	(5,501)	3.27

Outstanding at December 31, 2007	4,596,481	600,000	5,196,481	$8.30	5.97	$7,888,128

Outstanding as of December 31, 2007, vested or expected to vest in the future	4,592,189	600,000	5,192,189	$8.30	5.97	$7,888,128

Exercisable at December 31, 2007	2,610,645	—	2,610,645	$6.64	3.14	$7,691,128

(1)	Issued under our long-term incentive plans.

(2)	On September 10, 2007, in connection with the acquisition of Mandate (see note 8), two executives entered into employment agreements with Lions Gate Films, Inc., a wholly-owned subsidiary of the Company. Pursuant to the employment agreements, the executives were granted an aggregate of 600,000 stock options, which vest over a three- to five-year period. The options were granted outside of our long-term incentive plans.

The total intrinsic value of options exercised as of each exercise date during the three and nine months ended December 31, 2007 were approximately $0.1 million and $11.9 million, respectively (2006 — $1.4 million and $7.4 million, respectively).

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Share Units

A summary of the status of the Company’s restricted share units as of December 31, 2007, and changes during the nine months then ended is presented below:

			Total	Weighted Average
	Number of	Number of	Number of	Grant Date Fair
Restricted Share Units:	Shares(1)	Shares(2)	Shares	Value

Outstanding at March 31, 2007	1,872,243	—	1,872,243	$9.78
Granted	505,833	—	505,833	11.69
Vested	(195,257)	—	(195,257)	9.86
Forfeited	(5,206)	—	(5,206)	10.01

Outstanding at June 30, 2007	2,177,613	—	2,177,613	$10.22
Granted	214,583	287,500	502,083	9.40
Vested	(294,545)	—	(294,545)	10.13
Forfeited	(11,166)	—	(11,166)	9.93

Outstanding at September 30, 2007	2,086,485	287,500	2,373,985	$10.06
Granted	136,226	—	136,226	10.50
Vested	(95,084)	—	(95,084)	10.56
Forfeited	(38,916)	—	(38,916)	9.85

Outstanding at December 31, 2007	2,088,711	287,500	2,376,211	$10.07

(1)	Issued under our long-term incentive plans.

(2)	On September 10, 2007, in connection with the acquisition of Mandate (see note 8), two executives entered into employment agreements with Lions Gate Films, Inc. Pursuant to the employment agreements, the executives were granted an aggregate of 287,500 restricted share units, which vest over a three- to five-year period. The restricted share units were granted outside of our long-term incentive plans.

The fair values of restricted share units are determined based on the market value of the shares on the date of grant.

The following table summarizes the total remaining unrecognized compensation cost as of December 31, 2007 related to non-vested stock options and restricted share units and the weighted average remaining years over which the cost will be recognized:

	Total	Weighted
	Unrecognized	Average
	Compensation	Remaining
	Cost	Years
	(Amounts in thousands)

Stock Options	$9,651	2.9
Restricted Share Units	17,515	2.4

Total	$27,166

Under the Company’s two stock option and long term incentive plans, the Company withholds shares to satisfy minimum statutory federal, state and local tax withholding obligations arising from the vesting of restricted share units. During the nine months ended December 31, 2007, 98,429 shares were withheld upon the vesting of restricted share units and 396,904 shares were withheld upon the exercise of stock options to satisfy minimum statutory federal, state and local tax withholding obligations. In addition, 480,382 shares were withheld and cancelled to fund the exercise of certain stock options.

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On December 24, 2007, the Company repurchased 211,864 common shares from a certain executive for $2.0 million to primarily satisfy the tax withholding obligations and other expenses in connection with the vesting and exercise of options previously exercised by the executive on September 25, 2007. The shares were purchased at the fair market value and no common shares were sold in the open market.

The Company becomes entitled to an income tax deduction in an amount equal to the taxable income reported by the holders of the stock options and restricted share units when vesting or exercise occurs, the restrictions are released and the shares are issued. Restricted share units are forfeited if the employees terminate prior to vesting.

Stock Appreciation Rights

On February 2, 2004, an officer of the Company was granted 1,000,000 stock appreciation rights (“SARs”), which entitles the officer to receive cash only, and not common shares. The amount of cash received will be equal to the amount by which the trading price of the Company’s common shares on the exercise notice date exceeds the SARs’ price of $5.20 multiplied by the number of SARs exercised. The SARs vested one quarter immediately on the award date and one quarter on each of the first, second and third anniversaries of the award date. These SARs are not considered part of the Company’s Employees’ and Directors’ Equity Incentive Plan. Through March 31, 2006, the Company measured compensation expense as the amount by which the market value of common shares exceeded the SARs’ price at each reporting date. Effective April 1, 2006, upon the adoption of SFAS No. 123(R), the Company measures compensation expense based on the fair value of the SARs which is determined by using the Black-Scholes option-pricing model at each reporting date. For the three and nine months ended December 31, 2007, the following assumptions were used in the Black-Scholes option-pricing model: Volatility of 40.9%, Risk Free Rate of 3.0%, Expected Term of 1.1 years, and Dividend of 0%. At December 31, 2007, the market price of the Company’s common shares was $9.42, the weighted average fair value of the SARs was $4.48, and all 1,000,000 of the SARs had vested. Due to the decrease in the market price of its common shares, the Company recorded a reduction in stock-based compensation expense in the amount of $0.9 million and $1.9 million in general and administration expenses in the unaudited condensed consolidated statements of operations for the three and nine months ended December 31, 2007, respectively (2006 — increases of expense of $0.6 million and $1.3 million, respectively). The compensation expense amount in the period is calculated by using the fair value of the SARs, multiplied by the remaining 850,000 SARs which have fully vested (150,000 SARs were previously exercised and expensed). At December 31, 2007, the Company has a stock-based compensation liability accrual in the amount of $3.8 million (March 31, 2007 — $5.7 million) included in accounts payable and accrued liabilities on the unaudited condensed consolidated balance sheets relating to these SARs.

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

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segmented information by business unit is as follows:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,
	2007	2006	2007	2006
		(Amounts in thousands)

Segment revenues
Motion Pictures	$254,092	$221,592	$658,826	$573,376
Television	36,774	32,939	174,287	71,780

	$290,866	$254,531	$833,113	$645,156

Direct operating expenses
Motion Pictures	$105,077	$81,282	$249,193	$212,784
Television	32,304	29,639	157,733	61,405

	$137,381	$110,921	$406,926	$274,189

Distribution and marketing
Motion Pictures	$115,825	$93,691	$433,477	$289,348
Television	4,604	2,112	11,465	6,846

	$120,429	$95,803	$444,942	$296,194

General and administration
Motion Pictures	$10,628	$8,493	$26,328	$21,685
Television	2,135	1,021	5,840	2,071

	$12,763	$9,514	$32,168	$23,756

Segment profit (loss)
Motion Pictures	$22,562	$38,126	$(50,172)	$49,559
Television	(2,269)	167	(751)	1,458

	$20,293	$38,293	$(50,923)	$51,017

Acquisition of investment in films and television programs
Motion Pictures	$144,879	$41,518	$282,563	$141,381
Television	5,749	40,978	115,281	105,186

	$150,628	$82,496	$397,844	$246,567

Purchases of property and equipment amounted to $0.3 million and $2.7 million for the three and nine months ending December 31, 2007, respectively, and $4.2 million and $7.7 million for the three and nine months ending December 31, 2006, respectively, all primarily pertaining to purchases for the Company’s corporate headquarters.

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment profit (loss) is defined as segment revenue less segment direct operating, distribution and marketing, and general and administration expenses. The reconciliation of total segment profit (loss) to the Company’s income (loss) before income taxes is as follows:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	December 31, 2007	December 31, 2006	December 31, 2007	December 31, 2006
		(Amounts in thousands)

Company’s total segment profit (loss)	$20,293	$38,293	$(50,923)	$51,017
Less:
Corporate general and administration	(14,330)	(13,833)	(47,634)	(40,551)
Depreciation	(933)	(824)	(2,830)	(1,949)
Interest expense	(4,090)	(4,601)	(12,163)	(14,181)
Interest and other income	2,511	2,906	8,960	7,753
Gain on sale of equity securities	83	—	2,868	—
Equity interests loss	(1,248)	(425)	(3,242)	(802)

Income (loss) before income taxes	$2,286	$21,516	$(104,964)	$1,287

The following table sets forth significant assets as broken down by segment and other unallocated assets as of December 31, 2007 and March 31, 2007:

	December 31, 2007			March 31, 2007
	Motion			Motion
	Pictures	Television	Total	Pictures	Television	Total
			(Amounts in thousands)

Significant assets by segment Accounts receivable	$106,813	$56,563	$163,376	$85,294	$45,202	$130,496
Investment in films and television programs	623,561	87,119	710,680	397,346	95,794	493,140
Goodwill	213,102	13,961	227,063	173,530	13,961	187,491

	$943,476	$157,643	$1,101,119	$656,170	$154,957	$811,127

Other unallocated assets (primarily cash and available-for-sale investments)			279,758			325,968

Total assets			$1,380,877			$1,137,095

14.	Contingencies

The Company is, from time to time, involved in various claims, legal proceedings and complaints arising in the ordinary course of business. The Company does not believe that adverse decisions in any such pending or threatened proceedings, or any amount which the Company might be required to pay by reason thereof, would have a material adverse effect on the financial condition or future results of the Company.

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Consolidating Financial Information

In October 2004, the Company sold $150.0 million of the 2.9375% Notes through its wholly owned U.S. subsidiary Lions Gate Entertainment Inc.. The 2.9375% Notes, by their terms, are fully and unconditionally guaranteed by the Company.

In February 2005, the Company sold $175.0 million of the 3.625% Notes through Lions Gate Entertainment Inc. The 3.625% Notes, by their terms, are fully and unconditionally guaranteed by the Company.

The following tables present unaudited condensed consolidating financial information as of December 31, 2007 and March 31, 2007, and for the nine months ended December 31, 2007 and 2006 for (1) the Company, on a stand-alone basis, (2) Lions Gate Entertainment Inc., on a stand-alone basis, (3) the non-guarantor subsidiaries of the Company (including the subsidiaries of Lions Gate Entertainment Inc.), on a combined basis (collectively, the “Other Subsidiaries”) and (4) the Company, on a consolidated basis.

	As of December 31, 2007
	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated
	(Amounts in thousands)

BALANCE SHEET
Assets
Cash and cash equivalents	$3,427	$158,674	$22,293	$(1,740)	$182,654
Restricted cash	—	16,927	15,469	—	32,396
Investments — auction rate securities	—	—	—	—	—
Investments — equity securities	—	—	—	—	—
Accounts receivable, net	1,273	81	164,690	(2,668)	163,376
Investment in films and television programs	1,309	6,584	702,846	(59)	710,680
Property and equipment	—	12,636	1,241	—	13,877
Goodwill	10,173	—	216,890	—	227,063
Other assets	—	203,189	6,066	(158,424)	50,831
Investment in subsidiaries	232,320	544,526	—	(776,846)	—

	$248,502	$942,617	$1,129,495	$(939,737)	$1,380,877

Liabilities and Shareholders’
Equity (Deficiency)
Accounts payable and accrued liabilities	$187	$43,452	$181,294	$—	$224,933
Participation and residuals	194	1,623	285,265	(588)	286,494
Film obligations	81	—	269,294	—	269,375
Subordinated notes and other financing obligations	—	325,000	3,718	—	328,718
Deferred revenue	—	2,040	118,801	—	120,841
Intercompany payables (receivables)	(222,461)	507,647	(1,518)	(283,668)	—
Intercompany equity	319,985	93,217	332,032	(745,234)	—
Shareholders’ equity (deficiency)	150,516	(30,362)	(59,391)	89,753	150,516

	$248,502	$942,617	$1,129,495	$(939,737)	$1,380,877

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended December 31, 2007
	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated
	(Amounts in thousands)

STATEMENT OF OPERATIONS
Revenues	$141	$12,423	$830,045	$(9,496)	$833,113
EXPENSES:
Direct operating	—	—	406,926	—	406,926
Distribution and marketing	—	1,414	443,528	—	444,942
General and administration	1,021	45,242	33,539	—	79,802
Depreciation	—	2	2,828	—	2,830

Total expenses	1,021	46,658	886,821	—	934,500

OPERATING LOSS	(880)	(34,235)	(56,776)	(9,496)	(101,387)

Other expenses (income):
Interest expense	—	11,837	353	(27)	12,163
Interest and other income	(169)	(8,273)	(545)	27	(8,960)
Gain on sale of equity securities	—	—	(2,868)	—	(2,868)

Total other expenses (income)	(169)	3,564	(3,060)	—	335

INCOME (LOSS) BEFORE EQUITY INTERESTS AND INCOME TAXES	(711)	(37,799)	(53,716)	(9,496)	(101,722)
Equity interests income (loss)	(107,293)	(59,677)	(3,171)	166,899	(3,242)

INCOME (LOSS) BEFORE INCOME TAXES	(108,004)	(97,476)	(56,887)	157,403	(104,964)
Income tax provision (benefit)	(630)	222	2,818	—	2,410

NET INCOME (LOSS)	$(107,374)	$(97,698)	$(59,705)	$157,403	$(107,374)

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended December 31, 2007
	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated
	(Amounts in thousands)

STATEMENT OF CASH FLOWS
NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	$26,642	$(67,338)	$(9,427)	$(1,740)	$(51,863)

INVESTING ACTIVITIES:
Purchases of investments — auction rate securities	—	(207,262)	—	—	(207,262)
Proceeds from the sale of investments — auction rate securities	—	444,641	—	—	444,641
Purchases of investments — equity securities	—	—	(4,765)	—	(4,765)
Proceeds from the sale of investments — equity securities	—	16,343	7,692	—	24,035
Acquisition of Mandate, net of unrestricted cash acquired	—	(45,157)	3,952	—	(41,205)
Loan to Mandate — preacquisition	—	(2,895)	—	—	(2,895)
Acquisition of Maple, net of unrestricted cash acquired	—	—	1,737	—	1,737
Investment in equity method investees	—	(3,099)	(3,365)	—	(6,464)
Loan to equity method investee	—	(3,000)	—	—	(3,000)
Purchases of property and equipment	—	(1,408)	(1,310)	—	(2,718)

NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	—	198,163	3,941	—	202,104

FINANCING ACTIVITIES:
Exercise of stock options	864	—	—	—	864
Amounts paid to satisfy tax withholding requirements on options exercised	(4,723)				(4,723)
Repurchases of common shares	(20,337)	—	—	—	(20,337)
Borrowings under financing arrangements	—	—	3,718	—	3,718

NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	(24,196)	—	3,718	—	(20,478)

NET CHANGE IN CASH AND CASH EQUIVALENTS	2,446	130,825	(1,768)	(1,740)	129,763

FOREIGN EXCHANGE EFFECT ON CASH	(927)	(498)	2,819	—	1,394
CASH AND CASH EQUIVALENTS —
BEGINNING OF PERIOD	1,908	28,347	21,242	—	51,497

CASH AND CASH EQUIVALENTS — END OF PERIOD	$3,427	$158,674	$22,293	$(1,740)	$182,654

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of March 31, 2007
	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated
	(Amounts in thousands)

BALANCE SHEET
Assets
Cash and cash equivalents	$1,908	$28,347	$21,242	$—	$51,497
Restricted cash	—	2,475	2,440	—	4,915
Investments — auction rate securities	—	237,379	—	—	237,379
Investments — equity securities	—	—	125	—	125
Accounts receivable, net	281	17,261	112,954	—	130,496
Investment in films and television programs	—	6,632	486,508	—	493,140
Property and equipment	—	11,230	1,865	—	13,095
Goodwill	—	—	187,491	—	187,491
Other assets	59	10,675	8,223	—	18,957
Investment in subsidiaries	361,898	639,289	—	(1,001,187)	—

	$364,146	$953,288	$820,848	$(1,001,187)	$1,137,095

Liabilities and Shareholders’ Equity (Deficiency)
Accounts payable and accrued liabilities	$390	$28,313	$126,914	$—	$155,617
Participation and residuals	—	229	170,927	—	171,156
Film obligations	—	5,500	162,384	—	167,884
Subordinated notes	—	325,000	—	—	325,000
Deferred revenue	—	—	69,548	—	69,548
Intercompany payables (receivables)	(204,119)	555,762	(126,108)	(225,535)	—
Intercompany equity	319,985	93,217	364,536	(777,738)	—
Shareholders’ equity (deficiency)	247,890	(54,733)	52,647	2,086	247,890

	$364,146	$953,288	$820,848	$(1,001,187)	$1,137,095

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended December 31, 2006
	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated
	(Amounts in thousands)

STATEMENT OF OPERATIONS
Revenues	$—	$12,199	$636,564	$(3,607)	$645,156
EXPENSES:
Other Direct operating	—	—	274,189	—	274,189
Distribution and marketing	86	539	295,569	—	296,194
General and administration	1,233	39,306	23,768	—	64,307
Depreciation	—	25	1,924	—	1,949

Total expenses	1,319	39,870	595,450	—	636,639

OPERATING INCOME (LOSS)	(1,319)	(27,671)	41,114	(3,607)	8,517

Other Expenses (Income):
Interest expense	116	13,897	168	—	14,181
Interest income	(136)	(8,001)	384	—	(7,753)

Total other expenses (income), net	(20)	5,896	552	—	6,428

INCOME (LOSS) BEFORE EQUITY INTERESTS AND INCOME TAXES	(1,299)	(33,567)	40,562	(3,607)	2,089
Equity interests income (loss)	3,485	40,542	(801)	(44,028)	(802)

INCOME (LOSS) BEFORE INCOME TAXES	2,186	6,975	39,761	(47,635)	1,287
Income tax provision (benefit)	(273)	611	(1,510)	—	(1,172)

NET INCOME (LOSS)	$2,459	$6,364	$41,271	$(47,635)	$2,459

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended December 31, 2006
	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated
	(Amounts in thousands)

STATEMENT OF CASH FLOWS
NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(9,328)	$79,248	$(6,275)	$2,060	$65,705

INVESTING ACTIVITIES:
Purchases of investments — auction rate securities	—	(575,789)	—	—	(575,789)
Sales of investments — auction rate securities	—	536,226	—	—	536,226
Acquisition of Redbus, net of cash acquired	—	(45)	—	45	—
Acquisition of Debmar, net of cash acquired	—	(24,740)	603	—	(24,137)
Investment in equity method investees		(5,000)			(5,000)
Purchases of property and equipment	—	(5,264)	(2,473)	—	(7,737)

NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	—	(74,612)	(1,870)	45	(76,437)

FINANCING ACTIVITIES:
Exercise of stock options	3,235	—	—	45	3,280

NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	3,235	—	—	45	3,280

NET CHANGE IN CASH AND CASH EQUIVALENTS	(6,093)	4,636	(8,145)	2,150	(7,452)

FOREIGN EXCHANGE EFFECT ON CASH	1,365	1,611	(1,155)	(1,874)	(53)

CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	6,370	—	40,446	162	46,978

CASH AND CASH EQUIVALENTS — END OF PERIOD	$1,642	$6,247	$31,146	$438	$39,473

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Lions Gate Entertainment Corp. (“Lionsgate,” the “Company,” “we,” “us” or “our”) is a diversified independent producer and distributor of motion pictures, television programming, home entertainment, family entertainment, video-on-demand and music content. We release approximately 18 to 22 motion pictures theatrically per year. Our theatrical releases include films we produce in-house and films we acquire from third parties. We also have produced approximately 77 hours of television programming on average each of the last three years. Our disciplined approach to acquisition, production, and distribution is designed to maximize our profit by balancing our financial risks against the probability of commercial success of each project. We currently distribute our library of more than 10,000 motion picture titles and television episodes and programs directly to retailers, video rental stores, and pay and free television channels in the U.S., Canada, UK and Ireland, and indirectly to other international markets through third parties. We own a minority interest in CinemaNow, Inc. (“CinemaNow”), an internet video-on-demand provider, Horror Entertainment, LLC (“FEARnet”), a multiplatform programming and content service provider, NextPoint, Inc. (“Break.com”), an online video entertainment service provider, Roadside Attractions, LLC (“Roadside”), an independent theatrical distribution company, and Elevation Sales Limited (“Elevation”), a UK based film distributor.

Our revenues are derived from the following business segments:

•	Motion Pictures, which includes Theatrical, Home Entertainment, Television and International Distribution. Theatrical revenues are derived from the theatrical release of motion pictures in the U.S. and Canada which are distributed to theatrical exhibitors on a picture by picture basis. The financial terms that we negotiate with our theatrical exhibitors generally provide that we receive a percentage of the box office results and are negotiated on a picture by picture basis. Home entertainment revenues are derived primarily from the sale of video and DVD releases of our own productions and acquired films, including theatrical releases and direct-to-video releases, to retail stores. In addition, we have revenue sharing arrangements with certain rental stores which generally provide that in exchange for a nominal or no upfront sales price we share in the rental revenues generated by each such store on a title by title basis. Television revenues are primarily derived from the licensing of our productions and acquired films to the domestic cable, free and pay television markets. International revenues include revenues from our UK subsidiary and from the licensing of our productions and acquired films to international markets on a territory-by-territory basis. Our revenues are derived from the U.S., Canada and other foreign countries; none of the foreign countries individually comprised greater than 10% of total revenue.

•	Television Productions, which includes the licensing to domestic and international markets of one-hour and half-hour drama series, television movies and mini-series and non-fiction programming and revenues from the sale of television production movies or series in other media including home entertainment.

Our primary operating expenses include the following:

•	Direct Operating Expenses, which include amortization of production or acquisition costs, participation and residual expenses and provision for doubtful accounts. Participation costs represent contingent consideration payable based on the performance of the film to parties associated with the film, including producers, writers, directors or actors, etc. Residuals represent amounts payable to various unions or “guilds” such as the Screen Actors Guild, Directors Guild of America, and Writers Guild of America, based on the performance of the film in certain ancillary markets or based on the individual’s (i.e., actor, director, writer) salary level in the television market.

•	Distribution and Marketing Expenses, which primarily include the costs of theatrical “prints and advertising” and of video and DVD duplication and marketing. Theatrical print and advertising represent the costs of the theatrical prints delivered to theatrical exhibitors and advertising includes the advertising and marketing cost associated with the theatrical release of the picture. Video and DVD duplication represent the cost of the video and DVD product and the manufacturing costs associated with creating the physical products. Video and DVD marketing costs represent the cost of advertising the product at or near the time of its release or special promotional advertising.

•	General and Administration Expenses, which include salaries and other overhead.

Recent Developments

WGA Strike.  On November 1, 2007, the collective bargaining agreement with the Writers Guild of America (East and West) (the “WGA”) covering freelance writers expired. On November 5, 2007, the WGA began an industry-wide strike. On January 24, 2008, we reached an interim agreement with the WGA covering motion pictures and television. If and when the WGA reach an agreement with the Alliance of Motion Picture and Television Producers, such agreement shall govern.

Mandate.  On September 10, 2007, the Company purchased all of the membership interests in Mandate Pictures, LLC, a Delaware limited liability company (“Mandate”). Mandate is an independent film producer and distributor. The Mandate acquisition brings to the Company additional experienced management personnel working within the motion picture business segment. In addition, the Mandate acquisition adds an independent film and distribution business to the Company’s motion picture business. The aggregate purchase price was approximately $59.8 million, comprised of $48.0 million in cash and 1,282,999 million in the Company’s common shares to be issued and delivered over a period of 18 months pursuant to certain holdback provisions. Of the $48.0 million cash portion of the purchase price, $44.3 million was paid at closing, $0.9 million represented estimated direct transaction costs (to be paid to lawyers, accountants and other consultants), and $2.8 million represented the remaining estimated cash consideration that will be paid within the next 12 month period. In addition, immediately prior to the transaction, the Company loaned Mandate $2.9 million. The value assigned to the shares for purposes of recording the acquisition was $11.8 million and was based on the closing price of the Company’s common shares on the date of the acquisition. In addition, the Company may be obligated to pay additional amounts should certain films or derivative works meet certain target performance thresholds. Such amounts, which are directly based on the performance of these films, will be accounted for similar to other film participation arrangements. The amount of contingent consideration ultimately estimated to be paid, if anything, will be amortized to direct operating expense in the proportion that the year’s revenue bears to management’s estimate of ultimate revenue at the beginning of the year.

The acquisition was accounted for as a purchase, with the results of operations of Mandate consolidated from September 10, 2007. Goodwill of $39.6 million represents the excess of purchase price over the preliminary estimate of fair value of the net identifiable tangible and intangible assets acquired.

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

Maple.  Maple was formed by a director of the Company, a former Lionsgate executive and a third-party equity investor. Through July 17, 2007, the Company owned 10% of the common shares of Maple and accounted for its investment in Maple under the equity method of accounting. Accordingly, through July 17, 2007, the Company has recorded 10% of the loss incurred by Maple during the quarter immediately preceding the Company’s fiscal quarter. On July 18, 2007, Maple repurchased all of the outstanding shares held by a third party investor, which increased the Company’s ownership of Maple requiring the Company to consolidate the assets, liabilities and results of operations of Maple for financial reporting purposes beginning on July 18, 2007. Due to Maple having a financial reporting year end of December 31, and due to the timing of the availability of financial statements from Maple, the Company is recording the Maple results on a one quarter lag and, accordingly, during the nine months ended December 31, 2007, the Company’s results include the results of Maple from July 18, 2007 through September 30, 2007, which amounted to a net loss of $0.9 million.

NextPoint, Inc.  On June 29, 2007, the Company purchased a 42% equity interest or 21,000,000 shares of the Series B Preferred Stock of NextPoint, Inc. (“Break.com”), an online video entertainment service provider operating under the branding of “Break.com.” The aggregate purchase price was approximately $21.4 million, which included $0.5 million of transaction costs, by issuing 1,890,189 of the Company’s common shares. The Company has a call option which is exercisable at any time from June 29, 2007 until the earlier of (i) 30 months after

June 29, 2007 or (ii) a year after a change of control, as narrowly defined, to purchase all, but not less than all, of the remaining 58% equity interests (excluding any subsequent dilutive events of Break.com), including in-the-money stock options, warrants and other rights, of Break.com for $58 million in cash or common stock, at the Company’s option. Due to the timing of the availability of financial statements from Break.com, the Company is recording its share of the Break.com results on a one quarter lag and, accordingly, during the nine months ended December 31, 2007, the Company recorded 42% of the income earned by Break.com from the date of investment through September 30, 2007.

Theatrical Slate Financing.  On May 25, 2007, the Company closed a theatrical slate funding arrangement, as amended on January 30, 2008. Under this arrangement, Pride Pictures LLC (“Pride”), an unrelated entity, will fund, generally, 50% of the Company’s production, acquisition, marketing and distribution costs of theatrical feature films up to an aggregate of approximately $196 million, net of transaction costs. The funds available from Pride were generated from the issuance by Pride of $35 million of subordinated debt instruments, $35 million of equity and $134 million from a senior credit facility, which is subject to a borrowing base. The Company is not a party to the Pride debt obligations or their senior credit facility, and provides no guarantee of repayment of these obligations. The percentage of the contribution may vary on certain pictures. The slate of films covered by the arrangement is expected to be comprised of 23 films over the next three years. Pride will participate in a pro rata portion of the pictures net profits or losses similar to a co-production arrangement based on the portion of costs funded. The Company continues to distribute the pictures covered by the arrangement with a portion of net profits after all costs and the Company’s distribution fee being distributed to Pride based on their pro rata contribution to the applicable costs similar to a back-end participation on a film.

The $134 million senior credit facility is a revolving facility for print and advertising costs, other releasing costs, and direct production and acquisition costs. Funding of direct production and acquisition cost is subject to a borrowing base calculation generally based on 90% of the estimated ultimate amounts due to Pride on previously released films, as defined in the appropriate agreements.

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

Goodwill.  Goodwill is reviewed annually for impairment within each fiscal year or between the annual tests if an event occurs or circumstances change that indicate it is more likely than not that the fair value of a reporting unit is less than its carrying value. The Company performs its annual impairment test as of December 31 in each fiscal year. The Company performed its annual impairment test on its goodwill as of December 31, 2006 and will be updating its assessment as of December 31, 2007. No goodwill impairment was identified in any of the Company’s reporting units. Determining the fair value of reporting units requires various assumptions and estimates. The estimates of fair value include consideration of the future projected operating results and cash flows of the reporting unit. Such projections could be different than actual results. Should actual results be significantly less than estimates, the value of our goodwill could be impaired in the future.

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

Recent Accounting Pronouncements

FASB Issued Interpretation No. 48.  On July 13, 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN No. 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN No. 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006.

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

Results of Operations

Three Months Ended December 31, 2007 Compared to Three Months Ended December 31, 2006

Consolidated revenues of $290.9 million this quarter increased $36.4 million, or 14.3%, compared to $254.5 million in the prior year’s quarter. Motion pictures revenue of $254.1 million this quarter increased $32.5 million, or 14.7%, compared to $221.6 million in the prior year’s quarter. Television revenues of $36.8 million this quarter increased $3.9 million, or 11.9%, compared to $32.9 million in the prior year’s quarter.

Motion Pictures Revenue

The increase in motion pictures revenue this quarter was mainly attributable to increases in theatrical revenue, and international revenue, offset by decreases in video revenue and slight decreases in television revenue and other revenue. The following table sets forth the components of revenue for the motion pictures reporting segment for the three-month periods ended December 31, 2007 and 2006:

	Three Months	Three Months
	Ended	Ended
	December 31,	December 31,	Increase (Decrease)
	2007	2006	Amount	Percent
	(Amounts in millions)

Motion Pictures
Theatrical	$63.1	$46.0	$17.1	37.2%
Video	105.1	113.6	(8.5)	(7.5)%
Television	28.9	31.2	(2.3)	(7.4)%
International	53.8	27.6	26.2	94.9%
Other	3.2	3.2	—	0.0%

	$254.1	$221.6	$32.5	14.7%

The following table sets forth the titles contributing significant motion pictures revenue for the three-month periods ended December 31, 2007 and 2006:

Three Months Ended December 31,
2007		2006
	Theatrical and Video		Theatrical and Video
Title	Release Date	Title	Release Date

Theatrical:		Theatrical:
3:10 to Yuma	September 2007	Employee of the Month	October 2006
Good Luck Chuck	September 2007	Saw III	October 2006
Saw IV	October 2007
Why Did I Get Married — Feature	October 2007
Video:		Video:
Bratz	November 2007	Akeelah and the Bee	August 2006
Captivity	October 2007	An American Haunting	October 2006
Delta Farce	September 2007	Reservoir Dogs - Special	October 2006
Saw III	January 2007	Saw II	February 2006
Skinwalkers	November 2007	See No Evil	November 2006
The Condemned	September 2007	The Descent	December 2006

Television:	Television:
Crash	Hostel
Daddy’s Little Girls	Madea’s Family Reunion
Happily N’Ever After	The Punisher
Pride
International:	International:
30 Days of Night	Crank
Catacombs	Saw II
Good Luck Chuck	Saw III
Saw IV	The Lost City
War

Theatrical revenue of $63.1 million increased $17.1 million, or 37.2%, in this quarter as compared to the prior year’s quarter due to an increase in the number of theatrical releases in the current quarter, and the successful performance of those theatrical releases. In this quarter, the titles listed in the above table as contributing significant theatrical revenue in the current quarter represented individually between 9% and 42% of total theatrical revenue and, in the aggregate, approximately 99% of total theatrical revenue for the quarter. In the prior year’s quarter, the titles listed in the above table as contributing significant theatrical revenue represented, in the aggregate, approximately 98% of total theatrical revenue.

Video revenue of $105.1 million decreased $8.5 million, or 7.5%, in this quarter as compared to the prior year’s quarter. The decrease is primarily due to a decrease in revenue from the significant titles listed above that individually contributed more than 2% of total video revenue, offset by a slight increase in revenue from titles which contributed individually less than 2% of total video revenue in the current quarter as compared to the prior year’s quarter. The titles listed above as contributing significant video revenue in the current quarter represented individually between 2% to 12% of total video revenue and, in the aggregate, 29%, or $30.8 million of total video revenue for the quarter. In the prior year’s quarter, the titles listed above as contributing significant video revenue represented individually between 2% to 16% of total video revenue and, in the aggregate, 42%, or $48.1 million of total video revenue for the quarter. In the current quarter, $74.3 million, or 71%, of total video revenue was contributed by titles that individually make up less than 2% of total video revenue, and in the prior year’s quarter, this amounted to $65.5 million, or 58%, of total video revenue.

Television revenue included in motion pictures revenue of $28.9 million in this quarter decreased $2.3 million, or 7.4%, compared to the prior year’s quarter. The decrease is due to the performance of the significant titles listed in the table above in the current quarter as compared to the prior year’s quarter. In this quarter, the titles listed above as contributing significant television revenue represented individually between 7% to 29% of total television revenue and, in the aggregate, 62% of total television revenue for the quarter. In the prior year’s quarter, the titles listed above as contributing significant television revenue represented individually between 12% to 37% of total television revenue and, in the aggregate, 77% of total television revenue for the quarter.

International revenue of $53.8 million increased $26.2 million, or 94.9%, in this quarter as compared to the prior year’s quarter. Lionsgate UK, established from the acquisition of Redbus Film Distribution Ltd. and Redbus Pictures Ltd. (collectively, “Redbus”) in fiscal 2006, contributed $22.4 million, or 41.6% of international revenue in the current quarter, which included revenues from Dirty Dancing, Flood, Good Luck Chuck, Saw III, and Saw IV, compared to $12.0 million, or 43.5% , of total international revenue in the prior year’s quarter. In this quarter, the titles listed in the table above as contributing significant international revenue, excluding revenue generated from these titles by Lionsgate UK, represented individually between 4% to 12% of total international revenue and, in the aggregate, 38%, or $20.3 million, of total international revenue for the quarter. The title 30 Days of Night listed in the table above was acquired as part of the acquisition of Mandate. In the prior year’s quarter, the titles listed in the table above as contributing significant revenue represented individually between 6% to 9% of total international revenue and, in the aggregate, 28%, or $7.7 million, of total international revenue for the quarter.

Television Revenue

The following table sets forth the components and the changes in the components of revenue that make up television production revenue for the three-month periods ended December 31, 2007 and 2006:

	Three Months	Three Months
	Ended	Ended
	December 31,	December 31,	Increase (Decrease)
	2007	2006	Amount	Percent
	(Amounts in millions)

Television Production
Domestic series licensing	$20.4	$15.2	$5.2	34.2%
Domestic television movies and miniseries	—	12.8	(12.8)	(100.0)%
International	8.9	2.0	6.9	NM
Video releases of television production	7.4	2.4	5.0	NM
Other	0.1	0.5	(0.4)	(80.0)%

	$36.8	$32.9	$3.9	11.9%

(NM)	Percentage not meaningful.

The following table sets forth the number of television episodes and hours delivered in the three months ended December 31, 2007 and 2006, respectively, included in domestic series licensing, excluding television episodes delivered by the Company’s television syndication subsidiary Debmar-Mercury, LLC (“Debmar-Mercury”):

		Three Months Ended				Three Months Ended
		December 31, 2007				December 31, 2006
		Episodes	Hours			Episodes	Hours

Mad Men	1hr	1	1.0	Dirty Dancing Reality TV Series	1hr	3	3.0
Wildfire Season 4	1hr	2	2.0	Wildfire Season 3	1hr	8	8.0
Weeds Season 3	1/2hr	3	1.5	I Pity The Fool	1/2hr	3	1.5

		6	4.5			14	12.5

In addition to the above, revenues included in domestic series licensing from Debmar-Mercury increased $5.9 million to $10.5 million from $4.6 million in the prior year’s quarter due to revenue from television series such as House of Payne, South Park and Family Feud.

Domestic television movies and miniseries decreased primarily because there were no deliveries of television movies or miniseries in the current year’s quarter, as compared to the delivery of three episodes of the miniseries, The Lost Room, in the prior year’s quarter.

International revenue of $8.9 million increased by $6.9 million in the current quarter mainly due to international revenue from Mad Men, The Dead Zone, Wildfire Seasons 1 and 2, and The Dresden Files, as well as increased revenue from Weeds Seasons 1, 2 and 3, compared to international revenue of $2.0 million in the prior year’s quarter from Weeds Seasons 1 and 2.

The increase in revenue from video releases of television production is primarily driven by video revenue from Weeds Seasons 1 and 2 and the House of Payne television series.

Direct Operating Expenses

The following table sets forth direct operating expenses by segment for the three months ended December 31, 2007 and 2006:

	Three Months Ended			Three Months Ended
	December 31, 2007			December 31, 2006
	Motion			Motion
	Pictures	Television	Total	Pictures	Television	Total
	(Amounts in millions)

Direct operating expenses
Amortization of films and television programs	$55.1	$22.2	$77.3	$35.4	$25.6	$61.0
Participation and residual expense	49.4	10.5	59.9	47.6	3.6	51.2
Amortization of acquired intangible assets	0.4	—	0.4	0.2	—	0.2
Other expenses	0.2	(0.4)	(0.2)	(1.9)	0.4	(1.5)

	$105.1	$32.3	$137.4	$81.3	$29.6	$110.9

Direct operating expenses as a percentage of segment revenues	41.4%	87.8%	47.2%	36.7%	90.0%	43.6%

Direct operating expenses include amortization, participation and residual expenses and other expenses. Direct operating expenses of the motion pictures segment of $105.1 million for this quarter were 41.4% of motion pictures revenue, compared to $81.3 million, or 36.7% of motion pictures revenue for the prior year’s quarter. The slight increase in direct operating expense of the motion pictures segment in the quarter as a percent of revenue is due to the change in the mix of titles generating revenue compared to the prior year’s quarter. Direct operating expenses of the motion pictures segment included charges for write downs and reserves related to investments in film of $5.1 million and $3.3 million in the current quarter and prior year quarter, respectively, due to the lower than anticipated actual performance or previously expected performance of certain titles. In the current period, approximately $4.2 million of the write down related to one motion picture. Other expenses in the three month periods ended December 31, 2007 and 2006 included a benefit resulting from the collection of accounts receivable previously reserved of approximately $0.2 million and $0.9 million, respectively. The benefit in other expenses in the prior year period also included foreign exchange gains of $0.5 million.

Direct operating expenses of the television segment of $32.3 million for this quarter were 87.8% of television revenue, compared to $29.6 million, or 90.0% of television revenue for the prior year’s quarter. The slight increase in direct operating expense of the television segment in the current quarter is due primarily to the increase in television production revenue in this quarter compared to the prior year’s quarter. The decrease in direct operating expense of the television segment in the quarter as a percent of revenue is also due to the change in the mix of titles generating revenue compared to the prior year’s quarter. Included in amortization of films and television programs for the television segment was a write off of approximately $3.3 million of film costs associated with a television series.

Distribution and Marketing Expenses

The following table sets forth distribution and marketing expenses by segment for the three months ended December 31, 2007 and 2006:

	Three Months Ended			Three Months Ended
	December 31, 2007			December 31, 2006
	Motion			Motion
	Pictures	Television	Total	Pictures	Television	Total
	(Amounts in millions)

Distribution and marketing expenses
Theatrical	$52.8	$—	$52.8	$32.7	$—	$32.7
Home Entertainment	45.3	2.5	47.8	49.3	0.4	49.7
Television	0.6	1.1	1.7	0.2	1.2	1.4
International	16.9	1.0	17.9	9.9	0.5	10.4
Other	0.2	—	0.2	1.6	—	1.6

	$115.8	$4.6	$120.4	$93.7	$2.1	$95.8

The majority of distribution and marketing expenses relate to the motion pictures segment. Theatrical prints and advertising (“P&A”) in the motion pictures segment in this quarter of $52.8 million increased $20.1 million, or 61.5%, compared to $32.7 million in the prior year’s quarter. Domestic theatrical P&A from the motion pictures segment in this quarter included P&A incurred on the release of titles such as 3:10 to Yuma, Rambo, Saw IV, The Eye and Why Did I Get Married, which individually represented between 7% and 39% of total theatrical P&A and, in the aggregate, accounted for 84% of the total theatrical P&A. Theatrical P&A incurred on Rambo and The Eye represented a combined 14% of total theatrical P&A; however, the titles did not have significant revenue for the quarter as they were released subsequent to December 31, 2007, on January 25, 2008 and February 1, 2008, respectively. Theatrical P&A in the prior year’s quarter included P&A incurred on the release of titles such as Employee of the Month and Saw III, domestically, which combined accounted for 89% of total theatrical P&A.

Home entertainment distribution and marketing costs on motion pictures and television product in this quarter of $47.8 million decreased $1.9 million, or 3.8%, compared to $49.7 million in the prior year’s quarter. Home entertainment distribution and marketing costs as a percentage of video revenues was 42.5% and 42.8% in the current quarter and prior year’s quarter, respectively.

International distribution and marketing expenses in this quarter included $14.4 million of distribution and marketing costs from Lionsgate UK, compared to $7.2 million in the prior year’s quarter.

General and Administrative Expenses

The following table sets forth general and administrative expenses by segment for the three months ended December 31, 2007 and 2006:

	Three Months	Three Months
	Ended	Ended
	December 31,	December 31,	Increase (Decrease)
	2007	2006	Amount	Percent
		(Amounts in millions)

General and Administrative Expenses
Motion Pictures	$10.6	$8.5	$2.1	24.7%
Television	2.1	1.0	1.1	110.0%
Corporate	14.4	13.8	0.6	4.3%

	$27.1	$23.3	$3.8	16.3%

The increase in motion pictures general and administrative expenses is primarily due to an increase in salary and related expenses of approximately $2.8 million, offset by a decrease of $0.7 million in other general overhead costs and professional fees.

The increase in television general and administrative expenses is primarily due to an increase in salary and related expenses of approximately $1.0 million, and an increase of professional fees and other general overhead costs of approximately $0.1 million.

The increase in corporate general and administrative expenses is primarily due to an increase in salaries and related expenses of $1.7 million, offset by a decrease in professional fees and other general overhead costs of approximately $1.1 million. In this quarter, $1.6 million of production overhead was capitalized, compared to $1.3 million in the prior year’s quarter.

The following table sets forth corporate stock-based compensation expense (benefit) for the three months ended December 31, 2007 and 2006:

	Three Months	Three Months
	Ended	Ended
	December 31,	December 31,	Increase (Decrease)
	2007	2006	Amount	Percent
		(Amounts in millions)

Corporate Stock-Based Compensation Expense (Benefit):(1)
Stock options	$0.9	$0.9	$—	0.0%
Restricted share units	2.4	1.2	1.2	100.0%
Stock appreciation rights	(0.9)	0.6	(1.5)	NM

	$2.4	$2.7	$(0.3)	(11.1%)

(NM)	Percentage not meaningful.

(1)	The above table reflects only corporate stock-based compensation expense (benefit) and not motion picture or television stock based compensation expense (benefit), which amounted to $0.1 million and $0.2 million in the three months ended December 31, 2007 and 2006, respectively.

At December 31, 2007, as disclosed in note 12 to the unaudited condensed consolidated financial statements, there were unrecognized compensation costs of approximately $27.2 million related to stock options and restricted stock units previously granted, including the first annual installment of share grants that were subject to performance targets, which will be expensed over the remaining vesting periods. At December 31, 2007, 828,542 shares of restricted stock units have been awarded to four key executive officers, the vesting of which will be subject to performance targets to be set annually by the Compensation Committee of the Board of Directors of the Company. These restricted stock units will vest in three, four, and five annual installments assuming annual performance targets set annually have been met. The fair value of the 828,542 shares whose future annual performance targets have not been set was $7.8 million, based on the market price of the Company’s common shares as of December 31,

2007. The market value will be remeasured when the annual performance criteria are set and the value will be expensed over the remaining vesting periods once it becomes probable that the performance targets will be satisfied.

Depreciation and Other Expenses (Income)

Depreciation of $0.9 million this quarter increased $0.1 million, or 12.5%, from $0.8 million in the prior year’s quarter.

Interest expense of $4.1 million this quarter decreased $0.5 million, or 10.9%, from prior year’s quarter of $4.6 million.

Gain on sale of equity securities of $0.1 million for this quarter resulted primarily from the sale of shares held and purchased in Magna, an Australian film distributor.

Interest and other income was $2.5 million for the quarter ended December 31, 2007, compared to $2.9 million in the prior year’s quarter. Interest and other income this quarter was earned on the cash balance and available-for-sale investments held during the three months ended December 31, 2007, which were lower than in the prior year’s quarter.

The equity interests in this quarter included a $1.3 million loss from the Company’s 33.33% equity interests in FEARnet, income of less than $0.1 million from the Company’s 10% equity interest in Maple, income of less than $0.1 million from the Company’s 42% equity interest in Break.com, a less than $0.1 million loss from the Company’s 43% equity interest in Roadside, and income of less than $0.1 million from the Company’s 50% equity interest in Elevation. For the three months ended December 31, 2006, the equity interests consisted of a loss of $0.1 million from the Company’s 10% equity interest in Maple and a loss of $0.4 million from the Company’s 18.8% equity interest (on a fully diluted basis) in CinemaNow.

The Company had an income tax expense of $0.3 million, or 14.4%, of income before income taxes in the three months ended December 31, 2007, compared to an expense of $1.1 million, or 4.9%, of income before income taxes in the three months ended December 31, 2006. The tax expense reflected in the current quarter is primarily attributable to U.S. state taxes. The Company’s actual annual effective tax rate will differ from the statutory federal rate as a result of several factors, including changes in the valuation allowance against net deferred tax assets, non-temporary differences, foreign income taxed at different rates, and state and local income taxes. Income tax loss carryforwards amount to approximately $116.4 million for U.S. federal income tax purposes available to reduce income taxes over twenty years, $80.4 million for U.S. state income tax purposes available to reduce income taxes over future years with varying expirations, $29.2 million for Canadian income tax purposes available to reduce income taxes over eight years, and $13.7 million for UK income tax purposes available indefinitely to reduce future income taxes.

Net income for the three months ended December 31, 2007 was $2.0 million, or basic net income per common share of $0.02 on 118.9 million weighted average shares outstanding. This compares to net income for the three months ended December 31, 2006 of $20.5 million or basic net income per common share of $0.19 on 107.6 million weighted average common shares outstanding. Diluted net income per common share for the three months ended December 31, 2007 was $0.02 on 120.3 million adjusted weighted average shares outstanding. Diluted net income per common share for the three months ended December 31, 2006 was $0.17 on 144.6 million adjusted weighted average shares outstanding.

Nine Months Ended December 31, 2007 Compared to Nine Months Ended December 31, 2006

Consolidated revenues for the nine months ended December 31, 2007 of $833.1 million increased $187.9 million, or 29.1%, compared to $645.2 million in the nine months ended December 31, 2006. Motion pictures revenue of $658.8 million for the current nine-month period increased $85.4 million, or 14.9%, compared to $573.4 million in the prior year’s period. Television revenues of $174.3 million this period increased $102.5 million, or 142.8%, compared to $71.8 million in the prior year’s period.

Motion Pictures Revenue

The increase in motion pictures revenue this period was mainly attributable to increases in theatrical revenue, international revenue, and television revenue, offset by a decrease in video revenue. The following table sets forth the components of revenue for the motion pictures reporting segment for the nine-month periods ended December 31, 2007 and 2006:

	Nine Months	Nine Months
	Ended	Ended
	December 31,	December 31,	Increase (Decrease)
	2007	2006	Amount	Percent
	(Amounts in millions)

Motion Pictures
Theatrical	$124.5	$85.0	$39.5	46.5%
Video	331.2	343.4	(12.2)	(3.6)%
Television	88.6	79.4	9.2	11.6%
International	107.6	60.3	47.3	78.4%
Other	6.9	5.3	1.6	30.2%

	$658.8	$573.4	$85.4	14.9%

The following table sets forth the titles contributing significant motion pictures revenue for the nine-month periods ended December 31, 2007 and 2006:

Nine Months Ended December 31,
2007		2006
	Theatrical and Video		Theatrical and Video
Title	Release Date	Title	Release Date

Theatrical:		Theatrical:
3:10 to Yuma	September 2007	Akeelah and the Bee	April 2006
Good Luck Chuck	September 2007	Crank	September 2006
Hostel 2	June 2007	Employee of the Month	October 2006
Saw IV	October 2007	Saw III	October 2006
War	August 2007	See No Evil	May 2006
Why Did I Get Married — Feature	October 2007	The Descent	August 2006
Video:		Video:
Bratz	November 2007	Akeelah and the Bee	August 2006
Bug	September 2007	An American Haunting	October 2006
Daddy’s Little Girls	June 2007	Crash	September 2005
Delta Farce	September 2007	Lord of War	January 2006
Happily N’Ever After	May 2007	Madea Goes to Jail	June 2006
Pride	June 2007	Madea’s Family Reunion	June 2006
The Condemned	September 2007	Saw II	February 2006
		See No Evil	November 2006
		The Descent	December 2006
		Waiting	February 2006
		Why Did I Get Married? — Stage Play	June 2006

Television:	Television:
Crank	Hostel
Daddy’s Little Girls	Lord of War
Employee of the Month	Madea’s Family Reunion
Happily N’Ever After	Saw II
Saw III	The Devil’s Rejects
The Descent	The Punisher
Waiting

International:	International:
30 Days of Night	Crank
Good Luck Chuck	Hard Candy
Saw III	Saw II
Saw IV	Saw III
War	The Lost City

Theatrical revenue of $124.5 million increased $39.5 million, or 46.5%, in this period as compared to the prior year’s period due to the mix of titles generating theatrical revenue for the current nine-month period, as well as the performance of the significant titles listed in the above table. The titles listed in the above table as contributing significant theatrical revenue in the current nine-month period represented individually between 6% and 21% of total theatrical revenue and, in the aggregate, approximately 86% of total theatrical revenue. In the prior year’s period, the titles listed in the above table as contributing significant theatrical revenue represented individually between 7% and 39% of total theatrical revenue and, in the aggregate, approximately 93% of total theatrical revenue.

Video revenue of $331.2 million decreased $12.2 million, or 3.6%, in this period as compared to the prior year’s period. The decrease is due to a decrease in revenues generated from the significant titles listed in the above table as compared to the prior year’s period. The titles listed above as contributing significant video revenue in the current period represented individually between 2% to 7% of total video revenue, and in the aggregate, 33% or $107.8 million of total video revenue for the period. In the prior year’s period, the titles listed above as contributing significant video revenue represented individually between 2% to 10% of total video revenue and, in the aggregate, 44% or $151.3 million of total video revenue for the period. In the current period $223.5 million, or 67%, of total video revenue was contributed by titles that individually make up less than 2% of total video revenue, and in the prior year’s period this amounted to $192.1 million, or 56%, of total video revenue.

Television revenue included in motion pictures revenue of $88.6 million in this period increased $9.2 million, or 11.6%, compared to the prior year’s period. The increase is due to the mix of titles generating revenue in the current period as compared to the prior year’s period. In this period, the titles listed above as contributing significant television revenue represented individually between 6% to 16% of total television revenue and, in the aggregate, 62% of total television revenue for the period. In the prior year’s period the titles listed above as contributing significant television revenue represented individually between 5% to 16% of total television revenue and, in the aggregate, 68% of total television revenue for the period.

International revenue of $107.6 million increased $47.3 million or 78.4% in this period as compared to the prior year’s period. Lionsgate UK, established from the acquisition of Redbus in fiscal 2006, contributed $37.3 million, or 34.7% of international revenue in the current period, which included revenues from Employee of the Month, Flood, Good Luck Chuck, Dirty Dancing, Saw III, Saw IV, and The Lives of Others, compared to $24.0 million, or 39.8% , of total international revenue in the prior year’s period. In this period, the titles listed in the table above as contributing significant international revenue, excluding revenue generated from these titles by Lionsgate UK, represented individually between 3% to 7% of total international revenue and, in the aggregate, 28%, or $29.8 million, of total international revenue for the period. The title 30 Days of Night listed in the table above was acquired as part of the acquisition of Mandate. In the prior year’s period, the titles listed in the table above as contributing significant revenue represented individually between 3% to 11% of total international revenue and, in the aggregate, 26%, or $15.7 million, of total international revenue for the period.

Television Revenue

The following table sets forth the components of revenue that make up television production revenue for the nine-month periods ended December 31, 2007 and 2006:

	Nine Months	Nine Months
	Ended	Ended
	December 31,	December 31,	Increase (Decrease)
	2007	2006	Amount	Percent
	(Amounts in millions)

Television Production
Domestic series licensing	$116.1	$47.2	$68.9	146.0%
Domestic television movies and miniseries	15.9	12.9	3.0	23.3%
International	24.4	3.9	20.5	NM
Video releases of television production	17.5	7.1	10.4	146.5%
Other	0.4	0.7	(0.3)	(42.9)%

	$174.3	$71.8	$102.5	142.8%

(NM)	Percentage not meaningful.

The following table sets forth the number of television episodes and hours delivered in the nine months ended December 31, 2007 and 2006, respectively, included in domestic series licensing, excluding television episodes delivered by Debmar-Mercury:

		Nine Months Ended				Nine Months Ended
		December 31, 2007				December 31, 2006
		Episodes	Hours			Episodes	Hours

The Dead Zone Season 5	1hr	13	13.0	Dirty Dancing Reality TV Series	1hr	8	8.0
The Dresden Files	1hr	2	2.0	Wildfire Season 2	1hr	1	1.0
Mad Men	1hr	12	12.0	Wildfire Season 3	1hr	8	8.0
Wildfire Season 4	1hr	13	13.0	Lovespring International	1/2hr	13	6.5
Weeds Season 3	1/2hr	15	7.5	I Pity The Fool	1/2hr	6	3.0
				Weeds Season 2	1/2hr	12	6.0

		55	47.5			48	32.5

In addition to the above, revenues included in domestic series licensing from Debmar-Mercury increased $27.6 million to $36.6 million from $9.0 million in the prior year’s period due to television series such as House of Payne and South Park.

Domestic television movies and miniseries increased primarily due to the delivery of eight episodes of the miniseries The Kill Point in the current nine-month period, as compared to the delivery of three episodes of The Lost Room in the prior year period.

International revenue of $24.4 million increased by $20.5 million in the current period mainly due to international revenue from Hidden Palms, Lovespring International, The Dresden Files, The Dead Zone, The Lost Room, and Wildfire Season 3, and increased revenue from Weeds Seasons 1 and 2, compared to international revenue of $3.9 million in the prior year’s period from Weeds Seasons 1 and 2 and Wildfire Seasons 1 and 2.

Direct Operating Expenses

The following table sets forth direct operating expenses by segment for the nine months ended December 31, 2007 and 2006:

	Nine Months Ended			Nine Months Ended
	December 31, 2007			December 31, 2006
	Motion			Motion
	Pictures	Television	Total	Pictures	Television	Total
	(Amounts in millions)

Direct operating expenses
Amortization of films and television programs	$128.6	$124.3	$252.9	$91.1	$51.9	$143.0
Participation and residual expense	120.3	33.5	153.8	122.9	9.3	132.2
Amortization of acquired intangible assets	0.7	—	0.7	0.7	—	0.7
Other expenses	(0.4)	(0.1)	(0.5)	(1.9)	0.2	(1.7)

	$249.2	$157.7	$406.9	$212.8	$61.4	$274.2

Direct operating expenses as a percentage of segment revenues	37.8%	90.5%	48.8%	37.1%	85.5%	42.5%

Direct operating expenses include amortization, participation and residual expenses and other expenses. Direct operating expenses of the motion pictures segment of $249.2 million for this period were 37.8% of motion pictures revenue, compared to $212.8 million, or 37.1% of motion pictures revenue for the prior year’s period. The slight increase in direct operating expense of the motion pictures segment in the current period as a percent of revenue is due to the change in the mix of titles generating revenue compared to the prior year’s period. The benefit in other expense in the current period resulted primarily from foreign exchange gains of approximately $0.4 million. The benefit in other expense in the prior year period resulted primarily from foreign exchange gains of $0.9 million, and the collection of accounts receivable previously reserved. Direct operating expenses of the motion pictures segment included charges for write downs of investment in film costs of $11.8 million and $4.6 million in the current period and prior year period, respectively, due to the lower than anticipated actual performance or previously expected performance of certain titles. In the current period, approximately $1.5 million of the write down related to the lower than anticipated performance at the box office on one motion picture in the first quarter and $2.0 million of the charge recorded in the second quarter resulted from concerns over the collectability of amounts due pursuant to a distribution agreement, and approximately $4.2 million of the write down related to one motion picture that was recorded in the current quarter. The remaining write downs were each under $1.0 million.

Direct operating expenses of the television segment of $157.7 million for this period were 90.5% of television revenue, compared to $61.4 million, or 85.5% of television revenue for the prior year’s period. The increase in direct operating expense of the television segment in the current period is due primarily to the increase in television production revenue in this period compared to the prior year’s period, and in part to the write off of film costs associated with a television pilot of approximately $1.2 million in the first quarter, and the write off of approximately $3.3 million of film costs associated with a television series in the current quarter. The increase in direct operating expense of the television segment in the current period as a percent of revenue is due to the change in the mix of titles generating revenue compared to the prior year’s period.

Distribution and Marketing Expenses

The following table sets forth distribution and marketing expenses by segment for the nine months ended December 31, 2007 and 2006:

	Nine Months Ended			Nine Months Ended
	December 31, 2007			December 31, 2006
	Motion			Motion
	Pictures	Television	Total	Pictures	Television	Total
	(Amounts in millions)

Distribution and marketing expenses
Theatrical	$258.5	$—	$258.5	$125.9	$0.7	$126.6
Home Entertainment	137.6	5.8	143.4	131.9	2.0	133.9
Television	1.6	2.6	4.2	0.8	2.5	3.3
International	35.4	3.0	38.4	29.4	1.6	31.0
Other	0.3	0.1	0.4	1.4	—	1.4

	$433.4	$11.5	$444.9	$289.4	$6.8	$296.2

The majority of distribution and marketing expenses relate to the motion pictures segment. Theatrical P&A in the motion pictures segment in this period of $258.5 million increased $132.6 million, or 105.3%, compared to $125.9 million in the prior year’s period. Domestic theatrical P&A from the motion pictures segment in the current period included P&A incurred on the release of titles such as Bug, 3:10 to Yuma, Bratz, Hostel 2, Good Luck Chuck, Saw IV, War, Why Did I Get Married, Delta Farce, The Condemned and Slow Burn, which individually represented between 4% and 15% of total theatrical P&A and, in the aggregate, accounted for 89% of the total theatrical P&A. Theatrical P&A in the prior year’s period included P&A incurred on the release of titles such as Akeelah and the Bee, Crank, The Descent, Employee of the Month, Saw III, and See No Evil domestically, which individually represented between 8% and 19% of total theatrical P&A and, in the aggregate, accounted for 92% of total theatrical P&A. Bug, Bratz, Delta Farce, Condemned and Slow Burn, which individually represented between 4% and 9% of total theatrical P&A and, in the aggregate, accounted for 28% of total theatrical P&A in the current period, contributed less than 3% each, and in the aggregate, less than 10% of total theatrical revenue in the current period.

Home entertainment distribution and marketing costs on motion pictures and television product in this period of $143.4 million increased $9.5 million, or 7.1%, compared to $133.9 million in the prior year’s period. Home entertainment distribution and marketing costs as a percentage of video revenues was 41.1% and 38.2% in the current period and prior year’s period, respectively. This increase is mainly due to higher video marketing costs in relation to revenues generated in the nine-month period ended December 31, 2007 and partially due to the decline in video revenue from the significant releases noted in the table above in the current period in comparison to the prior year’s period.

International distribution and marketing expenses in this period includes $29.2 million of distribution and marketing costs from Lionsgate UK, compared to $22.6 million in the prior year’s period.

General and Administrative Expenses

The following table sets forth general and administrative expenses by segment for the nine months ended December 31, 2007 and 2006:

	Nine Months	Nine Months
	Ended	Ended
	December 31,	December 31,	Increase (Decrease)
	2007	2006	Amount	Percent
	(Amounts in millions)

General and Administrative Expenses
Motion Pictures	$26.3	$21.7	$4.6	21.2%
Television	5.8	2.1	3.7	176.2%
Corporate	47.7	40.6	7.1	17.5%

	$79.8	$64.4	$15.4	23.9%

The increase in general and administrative expenses of the motion pictures segment of $4.6 million, or 21.2%, is primarily due to an increase in salaries and related expenses of approximately $4.9 million, offset by a decrease in other general overhead costs of $0.3 million.

The increase in general and administrative expenses of the television segment of $3.7 million, or 176.2%, is primarily due to an increase in salaries and related expenses of approximately $3.2 million associated with an increase in personnel, and an increase of approximately $0.5 million in professional fees.

The increase in corporate general and administrative expenses is primarily due to an increase in stock-based compensation of approximately $2.5 million (see table below), an increase in salaries and related expenses of approximately $3.7 million and an increase of $0.9 million in other general overhead costs. The increase in salaries and related expenses of $3.7 million includes a $1.5 million special bonus related to the closing of the Company’s theatrical slate financing agreement on May 25, 2007, as amended. In this period, $4.9 million of production overhead was capitalized compared to $4.2 million in the prior year’s period.

The following table sets forth corporate stock-based compensation expense (benefit) for the nine months ended December 31, 2007 and 2006:

	Nine Months	Nine Months
	Ended	Ended
	December 31,	December 31,	Increase (Decrease)
	2007	2006	Amount	Percent
	(Amounts in millions)

Corporate Stock-Based Compensation Expense (Benefit):(1)
Stock options	$2.5	$1.8	$0.7	38.9%
Restricted share units	7.4	2.6	4.8	184.6%
Stock appreciation rights	(1.9)	1.1	(3.0)	NM

	$8.0	$5.5	$2.5	45.5%

(NM)	Percentage not meaningful.

(1)	The above table reflects only corporate stock-based compensation expense (benefit) and not motion picture or television stock based compensation expense (benefit), which amounted to $0.3 million and $0.2 million in the nine months ended December 31, 2007 and 2006, respectively.

At December 31, 2007, as disclosed in note 12 to the unaudited condensed consolidated financial statements, there were unrecognized compensation costs of approximately $27.2 million related to stock options and restricted stock units previously granted, including the first annual installment of share grants that were subject to performance targets, which will be expensed over the remaining vesting periods. At December 31, 2007, 828,542 shares of restricted stock units have been awarded to four key executive officers, the vesting of which will be subject to performance targets to be set annually by the Compensation Committee of the Board of Directors of the Company. These restricted stock units will vest in three, four, and five annual installments assuming annual performance targets set annually have been met. The fair value of the 828,542 shares whose future annual performance targets have not been set was $7.8 million, based on the market price of the Company’s common shares as of December 31, 2007. The market value will be remeasured when the annual performance criteria are set and the value will be expensed over the remaining vesting periods once it becomes probable that the performance targets will be satisfied.

Depreciation and Other Expenses (Income)

Depreciation of $2.8 million this period increased $0.9 million, or 47.4%, from $1.9 million in the prior year’s period.

Interest expense of $12.2 million this period decreased $2.0 million, or 14.1%, from prior year’s period of $14.2 million.

Interest and other income was $9.0 million for the period ended December 31, 2007, compared to $7.8 million in the prior year’s period. Interest and other income this period was earned on the cash balance and available-for-sale investments held during the nine months ended December 31, 2007, which were higher than in the prior year’s period.

Gain on sale of equity securities of $2.9 million for the period ended December 31, 2007 resulted primarily from the sale of shares held and purchased in Magna, an Australian film distributor.

The equity interests in this period included a $3.2 million loss from the Company’s 33.33% equity interests in FEARnet, a $0.1 million loss from the Company’s 10% equity interest in Maple, income of less than $0.1 million from the Company’s 42% equity interest in Break.com, a less than $0.1 million loss from the Company’s 43% equity interest in Roadside, and income of less than $0.1 million from the Company’s 50% equity interest in Elevation. For the nine months ended December 31, 2006, the equity interests consisted of a loss of $0.1 million from the Company’s 10% equity interest in Maple and a loss of $0.7 million from the Company’s 18.8% (on a fully diluted basis) equity interest in CinemaNow.

The Company had an income tax expense of $2.4 million or (2.3%) of loss before income taxes in the nine months ended December 31, 2007, compared to a benefit of $1.2 million in the nine months ended December 31, 2006. The tax expense reflected in the current period is primarily attributable to U.S. state taxes. The Company’s actual annual effective tax rate will differ from the statutory federal rate as a result of several factors, including changes in the valuation allowance against net deferred tax assets, non-temporary differences, foreign income taxed at different rates, and state and local income taxes. Income tax loss carryforwards amount to approximately $116.4 million for U.S. federal income tax purposes available to reduce income taxes over twenty years, $80.4 million for U.S. state income tax purposes available to reduce income taxes over future years with varying expirations, $29.2 million for Canadian income tax purposes available to reduce income taxes over eight years, and $13.7 million for UK income tax purposes available indefinitely to reduce future income taxes.

Net loss for the nine months ended December 31, 2007 was $107.4 million, or basic and diluted net loss per common share of $0.91 on 118.4 million weighted average shares outstanding. This compares to net income for the nine months ended December 31, 2006 of $2.5 million or basic net income per common share of $0.02 on 105.6 million weighted average common shares outstanding. Diluted net income per common share for the nine months ended December 31, 2006 was $0.02 on 108.4 million adjusted weighted average common shares outstanding.

Liquidity and Capital Resources

Our liquidity and capital resources are provided principally through cash generated from operations, issuance of subordinated notes and our credit facility.

In October 2004, Lions Gate Entertainment Inc. sold $150.0 million of the 2.9375% Notes that mature on October 15, 2024. We received $146.0 million of net proceeds after paying placement agents’ fees from the sale of the notes. Offering expenses were $0.7 million. The 2.9375% Notes are convertible at the option of the holder, at any time prior to maturity, upon satisfaction of certain conversion contingencies, into common shares of the Company at a conversion rate of 86.9565 shares per $1,000 principal amount of the 2.9375% Notes, which is equal to a conversion price of approximately $11.50 per share, subject to adjustment upon certain events. From October 15, 2009 to October 14, 2010, Lions Gate Entertainment Inc. may redeem the 2.9375% Notes at 100.839%; from October 15, 2010 to October 14, 2011, Lions Gate Entertainment Inc. may redeem the 2.9375% Notes at 100.420%; and thereafter, Lions Gate Entertainment Inc. may redeem the notes at 100%.

In February 2005, Lions Gate Entertainment Inc. sold $175.0 million of the 3.625% Notes that mature on March 15, 2025. We received $170.2 million of net proceeds after paying placement agents’ fees from the sale of the notes. Offering expenses were approximately $0.6 million. The 3.625% Notes are convertible at the option of the holder, at any time prior to maturity, into common shares of the Company at a conversion rate of 70.0133 shares per $1,000 principal amount of the 3.625% Notes, which is equal to a conversion price of approximately $14.28 per share, subject to adjustment upon certain events. Lions Gate Entertainment Inc. may redeem the 3.625% Notes at its option on or after March 15, 2012 at 100% of their principal amount plus accrued and unpaid interest.

Credit Facility.  At December 31, 2007, the Company had a $215 million revolving line of credit, of which $10 million is available for borrowing by Lionsgate UK in either U.S. dollars or British pounds sterling. At December 31, 2007, the Company had no borrowings (March 31, 2007 — nil) under the credit facility. The credit facility expires December 31, 2008 and bears interest at 2.75% over the “Adjusted LIBOR” or the “Canadian Bankers Acceptance” rate (each as defined in the credit facility), or 1.75% over the U.S. or Canadian prime rates. The availability of funds under the credit facility is limited by the borrowing base. Amounts available under the credit facility are also limited by outstanding letters of credit which amounted to $22.7 million at December 31, 2007. At December 31, 2007 there was $192.3 million available under the credit facility. The Company is required to pay a monthly commitment fee of 0.50% per annum on the total credit facility of $215 million less the amount drawn. Right, title and interest in and to all personal property of Lions Gate Entertainment Corp. and Lions Gate Entertainment Inc. is pledged as security for the credit facility. The credit facility is senior to the Company’s film obligations and senior subordinated notes. The credit facility is senior to the Company’s film obligations and subordinated notes and restricts the Company from paying cash dividends on its common shares.

Theatrical Slate Financing.  On May 25, 2007, the Company closed a theatrical slate funding arrangement. Under this arrangement Pride, an unrelated entity, will fund, generally, 50% of the Company’s production, acquisition, marketing and distribution costs of theatrical feature films up to an aggregate of approximately $196 million, net of transaction costs. The funds available from Pride were generated from the issuance by Pride of $35 million of subordinated debt instruments, $35 million of equity and $134 million from a senior credit facility, which is subject to a borrowing base. The Company is not a party to the Pride debt obligations or their senior credit facility, and provides no guarantee of repayment of these obligations. The percentage of the contribution may vary on certain pictures. The slate of films covered by the arrangement is expected to be comprised of 23 films over the next three years. Pride will participate in a pro rata portion of the pictures net profits or losses similar to a co-production arrangement based on the portion of costs funded. The Company continues to distribute the pictures covered by the arrangement with a portion of net profits after all costs and the Company’s distribution fee being distributed to Pride based on their pro rata contribution to the applicable costs similar to a back-end participation on a film.

The $134 million senior credit facility is a revolving facility for print and advertising costs, other releasing costs, and direct production and acquisition costs. Funding of direct production and acquisition cost is subject to a borrowing base calculation generally based on 90% of the estimated ultimate amounts due to Pride on previously released films, as defined in the appropriate agreements.

SGF.  On July 30, 2007, the Company entered into a four-year filmed entertainment slate financing agreement with SGF, the Québec provincial government’s investment arm. SGF will finance up to 35% of production costs of television and feature film productions produced in Québec for a four-year period for an aggregate investment of up to $140 million, and the Company will advance all amounts necessary to fund the remaining budgeted costs. The maximum aggregate of budgeted costs over the four-year period will be $400 million, including the Company’s portion, but no more than $100 million per year. In connection with this agreement, the Company and SGF will proportionally share in the proceeds derived from the funded productions after the Company deducts a distribution fee, recoups all distribution expenses and releasing costs, and pays all applicable participations and residuals.

Filmed Entertainment Backlog.  Backlog represents the amount of future revenue not yet recorded from contracts for the licensing of films and television product for television exhibition and in international markets. Backlog at December 31, 2007 and March 31, 2007 is $416.6 million and $320.2 million, respectively.

Cash Flows Provided by/Used in Operating Activities.  Cash flows used in operating activities for the nine months ended December 31, 2007 were $51.9 million compared to cash flows provided by operating activities in the nine months ended December 31, 2006 of $65.7 million. The change in cash used in operating activities was primarily due to the net loss incurred in the nine months ended December 31, 2007, increases in accounts receivables and increases in investment in film, offset by increases in amortization expense, and increases in participation and residuals.

Cash Flows Provided by/Used In Investing Activities.  Cash flows provided by investing activities of $202.1 million for the nine months ended December 31, 2007 consisted of net proceeds from the sale of $237.4 million of auction rate securities, $19.3 million in net proceeds from the sale of equity securities, $2.7 million for purchases of property and equipment, $6.5 million for the investment in equity method investees, $3.0 million for a note receivable from Break.com, $41.2 million for the acquisition of Mandate, net of unrestricted cash, $1.7 million provided from the acquisition of Maple, and $2.9 million used to loan to Mandate before the acquisition date. Cash flows used in investing activities of $76.4 million in the nine months ended December 31, 2006 included net purchases of $39.6 million of investments available-for-sale, $7.7 million for purchases of property and equipment, $24.1 million for the acquisition of Debmar-Mercury, net of cash acquired, and $5.0 million for the investment in equity method investees.

Cash Flows Provided by/Used In Financing Activities.  Cash flows used in financing activities of $20.5 million in the nine months ended December 31, 2007 consisted of cash received from borrowings and the issuance of common shares of $4.5 million, offset by $20.3 million paid for the repurchase of the Company’s common shares and $4.8 million paid for withholding requirements associated with the exercise of stock options. Cash flows provided by financing activities of $3.3 million in the nine months ended December 31, 2006 consisted of cash received from the issuance of common shares.

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

Future commitments under contractual obligations as of December 31, 2007 are as follows:

	Year Ended March 31,
	2008	2009	2010	2011	2012	Thereafter	Total
	(Amounts in thousands)

Future annual repayment of debt and other film obligations recorded as of December 31, 2007
Film obligations(1)	$54,824	$121,173	$24,808	$38,582	$29,988	$—	$269,375
Subordinated notes and other financing obligations	—	—	—	—	—	328,718	328,718

	$54,824	$121,173	$24,808	$38,582	$29,988	$328,718	$598,093
Contractual commitments by expected repayment date
Distribution and marketing commitments(2)	$14,329	$89,075	$—	$—	$19,962	$—	$123,366
Minimum guarantee commitments(3)	70,545	101,742	16,145	2,900	—	—	191,332
Production obligation commitments(3)	1,873	19,263	21,602	9,219	—	—	51,957
Operating lease commitments	1,637	7,224	7,067	6,435	2,460	710	25,533
Other contractual obligations	5,878	4,741	257	221	185	—	11,282
Employment and consulting contracts	7,694	21,780	13,283	8,232	1,110	—	52,099
Interest payments on subordinated notes and other financing obligations	2,737	11,046	11,046	11,046	11,046	135,394	182,315

	$104,693	$254,871	$69,400	$38,053	$34,763	$136,104	$637,884

Total future commitments under contractual obligations	$159,517	$376,044	$94,208	$76,635	$64,751	$464,822	$1,235,977

(1)	Film obligations include minimum guarantees, theatrical marketing obligations and production obligations as disclosed in note 6 of our unaudited condensed consolidated financial statements. Repayment dates are based on anticipated delivery or release date of the related film or contractual due dates of the obligation.

(2)	Distribution and marketing commitments represent contractual commitments for future expenditures associated with distribution and marketing of films which the Company will distribute. The payment dates of these amounts are primarily based on the anticipated release date of the film.

(3)	Minimum guarantee commitments represent contractual commitments related to the purchase of film rights for future delivery. Production obligation commitments represent amounts committed for future film production and development to be funded through production financing and recorded as a production obligation liability. Future payments under these obligations are based on anticipated delivery or release dates of the related film or contractual due dates of the obligation. The amounts include future interest payments associated with the obligations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

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

Currency Rate Risk.  We incur certain operating and production costs in foreign currencies and are subject to market risks resulting from fluctuations in foreign currency exchange rates. Our principal currency exposure is between Canadian and U.S. dollars. The Company enters into forward foreign exchange contracts to hedge its foreign currency exposures on future production expenses denominated in Canadian dollars and on future tax credits to be received in Canadian dollars. As of December 31, 2007, we had outstanding contracts to sell CDN$3.2 million in exchange for US$3.3 million over a period of five weeks at a weighted average exchange rate of US$1.0515. These contracts are entered into with a major financial institution as counterparty. We are exposed to credit loss in the event of nonperformance by the counterparty, which is limited to the cost of replacing the contracts, at current market rates. We do not require collateral or other security to support these contracts.

Interest Rate Risk.  Our principal risk with respect to our debt is interest rate risk. We currently have minimal exposure to cash flow risk due to changes in market interest rates related to our outstanding debt and other financing obligations. Our credit facility has a nil balance at December 31, 2007. Other financing obligations subject to variable interest rates include $152.8 million owed to film production entities on delivery of titles.

The table below presents repayments and related weighted average interest rates for our interest-bearing debt and production obligations and subordinate notes and other financing obligations as of December 31, 2007.

	Year Ended March 31,
	2008	2009	2010	2011	2012	Thereafter	Total
	(Amounts in thousands)

Revolving Credit Facility:
Variable(1)	$—	$—	$—	$—	$—	$—	$—
Production Obligations:
Variable(2)	21,936	108,188	21,102	1,570	—	—	152,796
Subordinated Notes and Other Financing Obligations:
Fixed(3)	—	—	—	—	—	150,000	150,000
Fixed(4)	—	—	—	—	—	175,000	175,000
Fixed(5)	—	—	—	—	—	3,718	3,718

	$21,936	$108,188	$21,102	$1,570	$—	$328,718	$481,514

(1)	Revolving credit facility, which expires December 31, 2008. At December 31, 2007, the Company had no borrowings under this facility.

(2)	Amounts owed to film production entities on anticipated delivery date or release date of the titles or the contractual due dates of the obligation. Production obligations of $150.2 million incur interest at rates ranging from 6.15% to 7.57% and one production loan of $2.6 million bears interest of 13.52%. Not included in the table above are approximately $84.3 million of production obligations which are non-interest bearing.

(3)	2.9375% Notes with fixed interest rate equal to 2.9375%.

(4)	3.625% Notes with fixed interest rate equal to 3.625%.

(5)	Other financing obligation with fixed interest rate equal to 8.02%.

Item 4.	Controls and Procedures.

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

As of December 31, 2007, the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures were effective as of December 31, 2007.

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

On November 1, 2007, the collective bargaining agreement with the Writers Guild of America (East and West) (the “WGA”) covering freelance writers expired. On November 5, 2007, the WGA began an industry-wide strike. On January 24, 2008, we reached an interim agreement with the WGA covering motion pictures and television. If and when the WGA reach an agreement with the Alliance of Motion Picture and Television Producers, such agreement shall govern.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information with respect to shares of our common stock purchased by us during the three months ended December 31, 2007:

ISSUER PURCHASES OF EQUITY SECURITIES(1)

					(d) Approximate
				(c) Total Number of	Dollar Value of
				Shares Purchased as	Shares that May Yet
				Part of Publicly	Be Purchased under
	(a) Total Number of		(b) Average Price	Announced Plans or	the Plans or
Period	Shares Purchased		Paid per Share	Programs	Programs

October 1, 2007 — October 31, 2007	—		—	—	$39,200,000
November 1, 2007 — November 30, 2007	246,600		$9.83	246,600	$36,800,000
December 1, 2007 — December 31, 2007	780,464	(2)	$9.18	568,600	$31,600,000
Total	1,027,064		$9.47	815,200	$31,600,000

(1)	On May 31, 2007, our Board of Directors authorized the repurchase of up to $50 million of our common shares, with the timing, price, quantity, and manner of the purchases to be made at the discretion of management, depending upon market conditions. Such purchases are structured as permitted by securities laws and other legal requirements. During the period from the authorization date through December 31, 2007, 1,985,035 million shares have been repurchased at a cost of approximately $18.3 million (including commission costs). The share repurchase program has no expiration date.

(2)	Includes 211,864 common shares that we repurchased from an executive on December 24, 2007 to primarily satisfy the executive’s tax withholding obligations and other expenses in connection with the exercise of options by the executive on September 25, 2007.

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Submission of Matters to a Vote of Security Holders.

None

Item 5.	Other Information.

None

Item 6.	Exhibits.

Exhibit
Number		Description of Documents

3	.1(1)	Articles
3	.2(2)	Notice of Articles
3	.3(2)	Vertical Short Form Amalgamation Application
3	.4(2)	Certificate of Amalgamation
10	.47(3)	Amendment No. 1 to Right of First Refusal Agreement dated as of August 29, 2006 by and among Lions Gate Entertainment Corp., Sobini Films Films and Mark Amin dated December 20, 2007
10.48		Amendment No. 8 to the Amended and Restated Credit Facility, Security, Guaranty and Pledge Agreement, dated as of December 5, 2006, by and among Lions Gate Entertainment Corp., Lions Gate Entertainment Inc., the Guarantors referred to therein, the Lenders referred to therein, JP Morgan Chase Bank, National Association, JP Morgan Chase Bank, National Association (Toronto Branch), Fleet National Bank and BNP Paribas, dated as of December 15, 2003
10	.49(4)	First Amendment dated January 30, 2008 to Master Covered Picture Purchase Agreement by and between LG Film Finance I, LLC and Lions Gate Films, Inc. dated as of May 25, 2007
31.1		Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005 as filed on June 29, 2005.

(2)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007 as filed on May 30, 2007.

(3)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on December 21, 2007.

(4)	Confidential treatment has been requested for portions of this exhibit. Portions of this document have been omitted and submitted separately for the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIONS GATE ENTERTAINMENT CORP.

By:	/s/ James Keegan
Name:     James Keegan

Title:	Duly Authorized Officer and
Chief Financial Officer

Date: February 11, 2008