Form 10-K
period 2008-03-31
LIONS GATE ENTERTAINMENT CORP /CN/
filed 2008-05-30
CIK 929351

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 1-14880

LIONS GATE ENTERTAINMENT CORP.
(Exact Name of Registrant as Specified in Its Charter)

British Columbia, Canada (State or Other Jurisdiction of Incorporation or Organization)	N/A (I.R.S. Employer Identification No.)

1055 West Hastings Street, Suite 2200 Vancouver, British Columbia V6E 2E9 (877) 848-3866	2700 Colorado Avenue, Suite 200 Santa Monica, California 90404 (310) 449-9200
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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 30, 2007 (the last business day of the Company’s most recently completed second fiscal quarter) was approximately $1,240,477,451, based on the closing sale price as reported on the New York Stock Exchange.

As of May 15, 2008, 118,701,875 shares of the registrant’s no par value common shares were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A and relating to the registrant’s 2008 annual meeting of shareholders are incorporated by reference into Part III.

FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terms such as “may,” “intend,” “will,” “could,” “would,” “expect,” “anticipate,” “potential,” “believe,” “estimate,” or the negative of these terms, and similar expressions intended to identify forward-looking statements.

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

Investors should also be aware that while we, from time to time, do communicate with securities analysts, it is against our policy to disclose to them any material non-public information or other confidential commercial information. Investors should not assume that we agree with any report issued by any analyst or with any statements, projections, forecasts or opinions contained in any such report.

Unless otherwise indicated, all references to the “Company,” “Lionsgate,” “we,” “us,” and “our” include reference to our subsidiaries as well.

PART I

ITEM 1.	BUSINESS.

Overview

Lions Gate Entertainment Corp. (“Lionsgate,” the “Company,” “we,” “us” or “our”) is a leading next generation filmed entertainment studio with a diversified presence in motion pictures, television programming, home entertainment, family entertainment, video-on-demand and digitally delivered content. We release approximately 18 to 20 motion pictures theatrically per year, which include films we develop and produce in-house, as well as films that we acquire from third parties. We also have produced approximately 76 hours of television programming on average for the last three years, primarily prime time television series for the cable and broadcast networks. Our disciplined approach to acquisition, production and distribution is designed to maximize our profit by balancing our financial risks against the probability of commercial success of each project. We currently distribute our library of approximately 8,000 motion picture titles and approximately 4,000 television episodes and programs directly to retailers, video rental stores, and pay and free television channels in the United States (the “U.S.”), Canada, the United Kingdom (the “UK”) and Ireland, through various digital media platforms, and indirectly to other international markets through our subsidiaries and various third parties.

We own interests in CinemaNow, Inc., an internet video-on-demand provider (“CinemaNow”), Horror Entertainment, LLC, a multiplatform programming and content service provider (“FEARnet”), NextPoint, Inc., an online video entertainment service provider (“Break.com”), Roadside Attractions, LLC, an independent theatrical distribution company (“Roadside”), Elevation Sales Limited, a UK based home entertainment distributor (“Elevation”), and Maple Pictures Corp., a Canadian film, television and home video distributor (“Maple Pictures”).

A key element of our strategy is to acquire individual properties, including films and television programs, libraries, and entertainment studios and companies, to enhance our competitive position and generate significant financial returns. As part of this strategy, we have acquired and integrated into our business the following:

•	Mandate Pictures, LLC (“Mandate Pictures”), a worldwide independent film producer, financier and distributor (acquired in September 2007);

•	Debmar-Mercury, LLC (“Debmar-Mercury”), a leading independent syndicator of film and television packages (acquired in July 2006);

•	Redbus Film Distribution Ltd. and Redbus Pictures (collectively, “Redbus” and currently, Lions Gate UK Ltd. (“Lionsgate UK”)), an independent UK film distributor, which provided us the ability to self-distribute our motion pictures in the UK and Ireland and included the acquisition of the Redbus library of approximately 130 films (acquired in October 2005);

•	certain of the film assets and accounts receivable of Modern Entertainment, Ltd., a licensor of film rights to DVD distributors, broadcasters and cable networks (acquired in August 2005);

•	Artisan Entertainment, Inc. (“Artisan Entertainment”), a diversified motion picture, family and home entertainment company (acquired in December 2003); and

•	Trimark Holdings, Inc., a worldwide distributor of entertainment content (acquired in October 2000).

Our Industry

Motion Pictures

General.  According to the Motion Picture Association’s U.S. Theatrical Market: 2007 Statistics, domestic box office grew to approximately $9.6 billion in 2007, compared to approximately $9.2 billion in 2006, a 5.4% increase. Although it fluctuates from year to year, the domestic motion picture exhibition industry has grown in revenues and attendance over the past ten years. In 2007, domestic admissions were approximately $1.4 billion, compared to approximately $1.39 billion in 2006. Additionally, worldwide box office reached an all time high of approximately $26.7 billion in 2007, compared to approximately $25.5 billion in 2006, a 4.9% increase. The total cost for an average “major studio” release (for Motion Picture Association of America member companies) was approximately

$106.6 million (average negative costs of $70.8 million and average marketing costs of $35.9 million) in 2007, compared to approximately $100.3 million (average negative costs of $65.8 million and average marketing costs of $34.9 million) in 2006.

Competition.  Major studios have historically dominated the motion picture industry. The term “major studios” is generally regarded in the entertainment industry to mean Paramount Pictures, Sony Pictures Entertainment Inc. (“Sony”), Twentieth Century Fox Film Corporation, NBC Universal, Walt Disney Studios Motion Pictures and Warner Bros. Entertainment Inc. These studios have historically produced and distributed the majority of theatrical motion pictures released annually in the U.S.

Competitors less diversified than the “major studios” include DreamWorks Animation SKG and Metro-Goldwyn-Mayer Studios Inc. These “independent” motion picture production companies, however, including many smaller production companies, have also played an important role in the worldwide feature film market. Independent films have gained wider market approval and increased share of overall box office receipts in recent years. Lionsgate is a diversified “mini-major” studio that competes directly with both major studios and independents in its various businesses, although it operates with a different business model and cost structure than the major studios.

Product Life Cycle.  In general, the economic life of a motion picture consists of its exploitation in theaters and in ancillary markets such as home video, pay-per-view, pay television, broadcast television, foreign and other markets. Successful motion pictures may continue to play in theaters for more than three months following their initial release. Concurrent with their release in the U.S., motion pictures are generally released in Canada and may also be released in one or more other foreign markets. After the initial theatrical release, distributors seek to maximize revenues by releasing movies in sequential release date windows, which are generally exclusive against other non-theatrical distribution channels:

Typical Film Release Windows*

	Months After		Approximate
Release Period	Initial Release		Release Period

Theatrical	—		0-3 months
Home video/DVD (1st cycle)	3-6 months		1-3 months
Video-on-demand and pay-per-view	4-8 months		3-4 months
Pay television	9-12 months	**	18 months
Network (free and basic)	27-30 months		48-72 months
Licensing and merchandising	Concurrent		Ongoing
All international releasing	Concurrent		Ongoing

*	These patterns may not be applicable to every film, and may change with the emergence of new technologies.

**	First pay television window.

Home Video

Home video distribution involves the marketing, promotion and sale and/or lease of videocassettes and DVDs to wholesalers and retailers that then sell or rent the videocassettes and DVDs to consumers for private viewing. Growth in the home video sector has been driven by increased DVD penetration. According to estimates from the DVD Entertainment Group (“DEG”), a non-profit trade consortium, of the $23.7 billion in overall home video industry revenues during 2007, about $23.4 billion came from DVD sales and rentals (with the remainder being VHS sales and rentals). Additionally, according to the Motion Picture Association’s US Entertainment Industry: 2007 Market Statistics, DVD players were in 98.0 million U.S. households in 2007, an 86.9% penetration of television households (up from 83.8% in 2006 and 76.2% in 2005). Declining prices of DVD players, enhanced video and audio quality and special features such as inclusion of previously-deleted scenes, film commentaries and “behind the scenes” footage have all helped increase the popularity of the DVD format, sparking increased home video sales and rentals in recent years. Additionally, further growth is anticipated in coming years from the Blu-ray high definition video disk and other technological enhancements.

Television Programming

The market for television programming is composed primarily of the broadcast television networks (such as ABC, CBS, Fox and NBC), syndicators of first-run programming (such as Columbia TriStar Television Distribution and Buena Vista Television) which license programs on a station-by-station basis, and basic and pay cable networks (such as HBO, Showtime and, USA Network). Continued growth in the cable and satellite television markets has driven increased demand for nearly all genres of television programming. Key drivers will include the success of the cable industry’s bundled services, increased average revenue per user, reduced number of participants discontinuing services and accelerated ad spend growth. Increased capacity for channels on upgraded digital cable systems and satellite television has led to the launch of new networks seeking programming to compete with traditional broadcast networks as well as other existing networks.

Digital Technology

Growth in the digital market has been driven, in part, by broadband penetration. According to the Motion Picture Association’s U.S. Theatrical Market: 2007 Statistics, over 60 million American households use broadband to access the Internet. Industry-wide revenue from digital delivery and electronic sell-through is projected to grow dramatically as broadband technology proliferates, consumer acceptance increases, and content distributors refine their models.

The Company

Recent Developments

Joint Venture with Eros International.  In May 2008, we announced a joint venture with Eros International Ltd., a London Stock Exchange listed leading Indian filmed entertainment studio with a global distribution network (“Eros”), for distribution of our and other English language content in original as well as dubbed language versions within South Asia including India, across all distribution formats such as cinemas, home entertainment, television and new media. The joint venture will also explore the production of Indian formats and remakes based on our and third-party film catalogues and create crossover films that will tap into India’s booming local language market as well as wider audiences outside of India. We will also acquire North American home entertainment distribution rights to 20 select titles (including Oscar nominated Eklavya and the critically acclaimed Gandhi My Father) from Eros’s library of over 1,900 film titles.

Premium Television Channel.  In April 2008, we announced a joint venture with Viacom Inc. (“Viacom”), its Paramount Pictures unit (“Paramount Pictures”), and Metro-Goldwyn-Mayer Studios Inc. (“MGM”) to create a premium television channel and video on demand service. The new venture will have access to our titles released theatrically on or after January 1, 2009. Viacom Inc. will provide operational support to the venture, including marketing and affiliate services through its MTV Networks division. Upon its expected launch in the fall of 2009, the joint venture will provide us with an additional platform to distribute our library of motion picture titles and television episodes and programs.

Mandate Pictures, LLC.  On September 10, 2007, we purchased all of the membership interests of Mandate Pictures, a worldwide independent film producer, financier and distributor, responsible for such recent hits as Juno and The Grudge franchise. The aggregate cost of the acquisition was approximately $128.8 million, including liabilities assumed of $70.2 million, with amounts paid or to be paid to the selling shareholders of $58.6 million, comprised of $46.8 million in cash and 1,282,999 million in our common shares, 169,879 of which have been issued and delivered and the balance to be issued and delivered in September 2008 and March 2009, pursuant to certain holdback provisions. Of the $46.8 million cash portion of the purchase price, $44.3 million was paid at closing, $0.9 million represented estimated direct transaction costs (paid to lawyers, accountants and other consultants), and $1.6 million represented the remaining estimated cash consideration that will be paid within the next six-month period. In addition, immediately prior to the transaction, we loaned Mandate Pictures $2.9 million. The value assigned to the shares for purposes of recording the acquisition was $11.8 million and was based on the closing price of our common shares on the date of the acquisition. In addition, we may be obligated to pay additional amounts should certain films or derivative works meet certain target performance thresholds.

Société Générale de Financement du Québec.  On July 30, 2007, we entered into a four-year filmed entertainment slate financing agreement with Société Générale de Financement du Québec (“SGF”), the Québec provincial government’s investment arm. SGF will finance up to 35% of production costs of television and feature film productions produced in Québec for a four-year period for an aggregate investment of up to $140 million, and we will advance all amounts necessary to fund the remaining budgeted costs. The maximum aggregate of budgeted costs over the four-year period will be $400 million, including our portion, but no more than $100 million per year. In connection with this agreement, we and SGF will proportionally share in the proceeds derived from the funded productions after we deduct a distribution fee, recoup all distribution expenses and releasing costs, and pay all applicable participations and residuals. To date, the feature film Punisher: War Zone, slated for a December 2008 release, and the sixth broadcast season of the television series The Dead Zone, have been produced in Montreal, Quebec under the terms of the SGF financing arrangement.

Maple Pictures Corp.  Represents the Company’s interest in Maple Pictures, a Canadian film, television and home video distributor. Maple Pictures was formed by a director of the Company, a former Lionsgate executive and a third-party equity investor. Through July 17, 2007, the Company owned 10% of the common shares of Maple Pictures and accounted for its investment in Maple Pictures under the equity method of accounting. For the period from April 1, 2007 through July 17, 2007, the Company recorded 10% of the loss incurred by Maple Pictures amounting to approximately $0.1 million. On July 18, 2007, Maple Pictures repurchased all of the outstanding shares held by a third party investor, which increased the Company’s ownership of Maple Pictures requiring the Company to consolidate Maple Pictures for financial reporting purposes beginning on July 18, 2007.

NextPoint, Inc.  On June 29, 2007, we purchased a 42% equity interest or 21,000,000 shares of the Series B Preferred Stock of Break.com. The aggregate purchase price was approximately $21.4 million, which included $0.5 million of transaction costs, by issuing 1,890,189 of our common shares. We have a call option which is exercisable at any time from June 29, 2007 until the earlier of (i) 30 months after June 29, 2007 or (ii) a year after a change of control, as narrowly defined, to purchase all, but not less than all, of the remaining 58% equity interests (excluding any subsequent dilutive events of Break.com), including in-the-money stock options, warrants and other rights, of Break.com for $58 million in cash or common stock, at our option.

Roadside Attractions, LLC.  On June 26, 2007, the Company acquired a 43% equity interest in Roadside, an independent theatrical releasing company. The Company has a call option which is exercisable for a period of 90 days commencing on the receipt of certain audited financial statements for the period beginning on January 1, 2010 and ending on the third anniversary of the investment to purchase all of the remaining 57% equity interests of Roadside, at a price representative of the then fair value of the remaining interest.

Theatrical Slate Financing.  On May 25, 2007, we closed a theatrical slate funding arrangement, as amended on January 30, 2008. Under this arrangement, Pride Pictures LLC (“Pride”), an unrelated entity, will fund, generally, 50% of our production, acquisition, marketing and distribution costs of theatrical feature films up to an aggregate of approximately $196 million, net of transaction costs. The funds available from Pride were generated from the issuance by Pride of $35 million of subordinated debt instruments, $35 million of equity and $134 million from a senior credit facility, which is subject to a borrowing base. We are not a party to the Pride debt obligations or their senior credit facility, and we provide no guarantee of repayment of these obligations. The percentage of the contribution may vary on certain pictures. Pride will participate in a pro rata portion of the pictures’ net profits or losses similar to a co-production arrangement based on the portion of costs funded. We will continue to distribute the pictures covered by the arrangement with a portion of net profits after all costs and our distribution fee being distributed to Pride based on their pro rata contribution to the applicable costs similar to a back-end participation on a film. To date, nine films have been theatrically released that were included in the Pride fund.

Production

Motion Pictures.  Compared to the Motion Picture Association of America (the “MPAA”) major studio average production budget of $70.8 million in 2007, we have historically produced motion pictures with production budgets of $35 million or less. In fact, most of our productions have budgets of $20 million or less. Films intended for theatrical release are generally budgeted between $5 million and $35 million (although we are willing to consider larger budgets), and films intended for release directly to video or cable television are generally budgeted between $1 million and $5 million. We take a disciplined approach to film production with the goal of producing content that we can distribute to theatrical and ancillary markets, which include home video, pay and free television on-demand services and digital media platforms, both domestically and internationally. In fiscal 2008, we produced, participated in the production of or completed or substantially completed principal photography (the phase of film production during which most of the filming takes place) on the following motion pictures:

•	Tyler Perry’s Meet the Browns — When the kooky Brown family gathers to bury Brown’s 107-year-old father, it’s a foot-stomping, soul-stirring send-off and a great reminder that in the end, there is nothing like family (released March 2008).

•	The Eye — A blind woman undergoes a corneal transplant that restores her sight. When she is haunted by the sight of ghosts, she sets out to uncover the origins of her cornea and the mysterious history of its donor (released February 2008).

•	Tyler Perry’s Why Did I Get Married? — A number of couples who go away every year to examine their marriages in a group setting find trouble when one of the wives brings along a sexy young temptress (released October 2007).

•	Midnight Meat Train — When a struggling photographer’s latest collection of provocative, nighttime studies of the city gains interest from a prominent art gallery owner, he is propelled into the grittier and darker side of humanity and straight into the path of a serial killer, a subway murderer who stalks late-night commuters and ultimately butchers them in the most gruesome ways imaginable.

•	Thomas Kinkade’s The Christmas Cottage — Inspiring true story of Thomas Kinkade, one of the most famous American painters, who was motivated to become an artist when his mother fell in danger of losing the family home.

•	The Burrowers — After finding a family brutally killed in their home, a group of cowboys in the Dakota Territory set out to hunt down those they believe responsible. They slowly come to realize that the plains are infested by creatures that bury and eat their victims alive.

•	My Best Friend’s Girl — A man who specializes in taking recently broken-up women on the worst date of their lives so they will run back to their ex-boyfriends offers to provide this service for his best friend, but ends up falling in love with the girl.

•	Punisher: War Zone — The sequel to The Punisher brings Frank Castle face to face with a lethal mobster in the form of “Jigsaw.”

•	Will Eisner’s The Spirit — The screen adaptation of the comic book. Down these mean streets a man must come, a hero born, murdered, and born again.

•	Game — In the near-future, mind control technology has taken society by storm and a mutiplayer on-line game called “Slayers” allows humans control of other humans in mass-scale.

•	Chilled in Miami — A Miami businesswoman is transferred to rural Minnesota, and while there, she re-evaluates her big-city values.

The following motion pictures are currently in or slated for production in fiscal 2009:

•	Tyler Perry’s The Family That Preys — Two matriarchs attempt to hold their respective families together in the face of betrayal and hidden secrets that come to light.

•	Saw V — The next installment in the most successful horror franchise of all time.

•	Crank 2: High Voltage — The further adventures of Chev Chelios. Chev is revived via a synthetic heart that needs to be recharged to stay beating , all while he tries to find who implanted it.

•	My Bloody Valentine — A remake of the 1980’s cult classic in state-of-the-art 3D. Ten years after a devastating coal mining accident, a string of gruesome murders plague a small Montana town.

•	Tyler Perry’s Madea Goes To Jail — Madea is at it again, but this time, the judges have had enough forcing Madea to learn her lesson behind bars. Regardless of the circumstances, Madea gives her riotous, trademark, never-fail advice and wisdom to her new prison friends as they learn how to let go, move on and forgive.

•	Warrior — Two estranged brothers enter a mixed-martial arts tournament that each must win.

•	Five Killers — A former hitman’s seemingly perfect life is thrown upside down when someone from his past puts a hit out on him. Catch is: the hit was put out three years ago to become active on his 35th birthday; everyone in his seemingly perfect life is suspect.

•	Kane & Lynch — Based on the video game. Kane is a mercenary. Lynch is a schizophrenic. They meet while being transported to death row. When they are attacked and kidnapped by Kane’s former team, the unlikely duo is forced to retrieve a stolen figure.

•	Conan — The epic tale of a child sold into slavery who grows into a man who seeks revenge against the warlord who massacred his tribe.

•	Addicted — Zoe is a successful entrepreneur, wife and mother, but soon finds herself in the grips of a sexual addiction that threatens to undo everything as her extra marital affairs get more and more dangerous.

Our production team has developed a track record for producing reasonably budgeted films with commercial potential. First, our production division reviews hundreds of scripts, looking for material that will attract top talent (primarily actors and directors). We then actively develop such scripts, working with the major talent agencies and producers to recruit talent that appeals to the film’s target audience. We believe the commercial and/or critical success of our films should enhance our reputation and continue to give us access to top talent, scripts and projects. We often develop films in targeted niche markets in which we can achieve a sustainable competitive advantage, as evidenced by the successes of our horror films, including the Saw franchise, and our urban films, such as Tyler Perry’s Why Did I Get Married?

The decision whether to “greenlight” (or proceed with production of) a film is a diligent process that involves numerous key executives of the Company. Generally, the production division presents projects to a committee comprised of the heads of our production, theatrical distribution, home entertainment, international distribution, legal and finance departments. In this process, scripts are discussed for both artistic merit and commercial viability. The committee considers the entire package, including the script, the talent that may be attached or pursued and the production division’s initial budget. They also discuss talent and story elements that could make the project more successful. Next, the heads of domestic and international distribution prepare estimates of projected revenues and the costs of marketing and distributing the film. Our finance and legal professionals then review the projections and financing options, and the committee decides whether the picture is worth pursuing by balancing the risk of a production against its potential for financial success or failure. The final “greenlight” decision is made by our corporate senior management team, headed by our Chief Executive Officer.

We typically seek to mitigate the financial risk associated with film production by negotiating co-production agreements (which provide for joint efforts and cost-sharing between Lionsgate and one or more third-party production companies) and pre-selling international distribution rights on a selective basis (which refers to licensing the rights to distribute a film in one or more media, in one or more specific territories prior to completion of the film). We often attempt to minimize our production exposure by structuring agreements with talent that provide for them to participate in the financial success of the motion picture in exchange for reducing guaranteed amounts to be paid, regardless of the film’s success (which we refer to as “up-front payments”). In addition, we use certain Canadian tax credits, German tax structures, UK subsidy programs, domestic state tax incentives (in such states as New Mexico, Massachusetts and Pennsylvania) and other structures that may help reduce our financial risk.

Television.  During fiscal 2008, we delivered approximately 63 episodes of domestic television programming. Domestic television programming may include one-hour and half-hour dramas, mini-series, animated series and reality and non-fiction programming. We believe we are a leading non-network affiliated independent producer of television product in the U.S. In fiscal 2009, we intend to have at least eight series on the air, and several mini-series and limited series slated for production.

Series.  In fiscal 2008, we delivered:

•	13 episodes of Dead Zone, a one-hour drama series for the USA Network and distributed by Paramount International Television internationally;

•	12 episodes of the Golden Globe and Peabody Award-winning series Mad Men, a one-hour drama for the AMC Network;

•	8 episodes of The Kill Point, an eight-hour drama limited series for Spike Network;

•	15 episodes of the comedy series Weeds, airing on Showtime;

•	2 episodes of the sci-fi thriller Dresden Files, airing on The Sci-fi Network; and

•	13 episodes of the teen drama Wildfire, airing on the ABC Family Network.

In addition to continuing to deliver Weeds (13 episodes) and Mad Men (13 episodes), in fiscal 2009, we intend to deliver the following projects:

•	13 episodes of Fear Itself, a one-hour fright anthology series airing on NBC and FEARNet.com;

•	13 episodes of Crash, a one-hour drama series based on the Academy Award winning Best Picture Crash, for Starz Entertainment; and

•	8 episodes of Scream Queens, a reality show airing on VH1.

Further, in April 2008, we entered into a joint venture with Ish Entertainment, LLC to produce original entertainment for television. Under the arrangement, we intend to deliver the following projects in fiscal 2009:

•	10 episodes of Paris Hilton: My New BFF, a reality show airing on MTV;

•	8 episodes of 50 Cent: The Urban Apprentice, a reality show airing on MTV; and

•	8 episodes of a yet unnamed reality show starring rapper T.I., airing on MTV.

Animation.  We are involved in the development, acquisition, production and distribution of a number of animation projects for full theatrical release, television and DVD release.

•	DVD Production — We have delivered four direct-to-home video animated movies with Marvel Characters Inc. (“Marvel Characters”), Dr. Strange, Next Avengers: Heroes of Tomorrow, Ultimate Avengers and Ultimate Avengers 2, and are in production on three additional titles with Marvel Characters, Hulk Vs., Thor: Tales of Asgard, and Planet Hulk. Heroes of Tomorrow is scheduled to be released in the fourth quarter of fiscal 2008, Hulk Vs. is scheduled to be released in the first quarter of fiscal 2009, Thor: Tales of Asgard is scheduled to be released in the fourth quarter of fiscal 2009 and Planet Hulk is scheduled to be released in the first quarter of 2010. An additional production, to be delivered in the first quarter of fiscal 2009, will be the DVD sequel to the theatrical animated film Happily Never After, which we released in fiscal 2007.

•	Television Production — We are in production on a new comedic action adventure series (based on the well-known franchise Speed Racer) for the Nickelodeon Networks for 26 half-hours and five films. We will be handling international sales, overseeing merchandising and licensing and distributing DVD and video. The series is being produced by Animation Collective of New York City.

•	Theatrical Films — We are currently in production on our first animated film, Alpha and Omega, starring Justin Long, Hayden Panettiere, Christina Ricci, Danny Glover and Dennis Hopper. The film is the first picture developed under a previously announced co-finance deal with Crest Animation and is from the creator of Open Season, a Sony CGI film.

Television Movies, Mini-Series and Specials.  We are actively involved in the development, acquisition, production and distribution of television content in the movie-of-the-week, mini-series and reality special formats. During fiscal 2008, we produced and distributed a 40-minute presentation of Hindsight for Lifetime Network. In fiscal 2009, we plan to distribute a number of projects, including two 90-minute comedy specials for Comedy Central starring Kat Williams, Street Dogs of LA, a two-hour documentary for Animal Planet, Guys and Divas:

Battle of the High School Musical, a two-hour documentary for Showtime, and Facing Ali, a two hour documentary for Spike Network. We plan to continue to produce high quality television movies for various outlets, but we intend to focus on limited and mini-series going forward.

Music.  We continue to grow the music portion of our business by actively assessing potential music copyright acquisitions and extending our label’s releases beyond soundtracks from the Company’s productions. In addition, we service the music needs of other departments within the Company, including assistance with creative matters and licensing. While revenue is expected to increase, it is not significant in comparison to core business operations.

Distribution

Domestic Theatrical Distribution.  We distribute motion pictures directly to U.S. movie theaters. Over the past nine years, our releases have included the following in-house productions:

Title	Principal Actors
The Eye	Jessica Alba
Good Luck Chuck	Jessica Alba, Dane Cook
War	Jet Li, Jason Statham
Pride	Bernie Mac, Terrence Howard
The U.S. vs. John Lennon	Documentary
Employee of the Month	Dane Cook, Jessica Simpson, Dax Shepherd
Crank	Jason Statham, Amy Smart
Grizzly Man	Documentary
Akeelah and the Bee	Keke Palmer, Laurence Fishburne, Angela Bassett
Saw II	Donnie Wahlberg, Tobin Bell, Shawnee Smith
Saw III	Tobin Bell, Shawnee Smith, Bahar Soomekh, Angus MacFayden
Saw IV	Tobin Bell
Tyler Perry’s Diary of a Mad Black Woman	Tyler Perry, Steve Harris, Shemar Moore
Tyler Perry’s Madea’s Family Reunion	Tyler Perry
Tyler Perry’s Meet The Browns	Tyler Perry, Angela Bassett
Tyler Perry’s Why Did I Get Married?	Tyler Perry, Janet Jackson
Godsend	Robert DeNiro, Greg Kinnear, Rebecca Romijn Stamos
The Punisher	John Travolta, Thomas Jane
Monster’s Ball	Halle Berry, Billy Bob Thornton

Motion pictures that we have acquired and distributed in this same time period include the following:

Title	Principal Actors
The Forbidden Kingdom	Jet Li, Jackie Chan
The Bank Job	Jason Statham
3:10 to Yuma	Russell Crowe, Christian Bale
Rambo	Sylvester Stallone
Sicko	Documentary
Crash	Don Cheadle, Sandra Bullock, Matt Dillon, Brendan Fraser
The Descent	Shauna Macdonald, Natalie Jackson Mendoza, Alex Reid, Saskia Mulder
Hard Candy	Patrick Wilson, Ellen Page
Lord of War	Nicolas Cage, Ethan Hawke, Jared Leto, Bridget Moynahan
Fahrenheit 9/11	Documentary
Open Water	Blanchard Ryan, Daniel Travis
Saw	Danny Glover, Monica Potter, Cary Elwes
Girl With A Pearl Earring	Scarlett Johannson, Colin Firth
The Cooler	Alec Baldwin, William H. Macy, Maria Bello
O	Julia Stiles, Mekhi Phifer
Dogma	Ben Affleck, Matt Damon, Chris Rock

In the last nine years, films we have distributed have earned 31 Academy Award nominations and won seven Academy Awards, and have been nominated for and won numerous Golden Globe, Screen Actors Guild, BAFTA and Independent Spirit Awards.

Our strategy is to release approximately 18 to 20 titles per year in theaters, which includes our in-house productions, co-productions and acquisitions. Our approach to acquiring films for theatrical release is similar to our approach to film production in that we generally seek to limit our financial exposure while adding films of quality and commercial viability to our release schedule and our video library. The decision to acquire a motion picture for theatrical release entails a process involving key executives at the Company, including those from the releasing, home entertainment and acquisitions departments, as well as corporate senior management. The team meets to discuss a film’s expected critical reaction, marketability, and potential for commercial success, as well as the cost to acquire the picture, the estimated distribution and marketing expenses (typically called “P&A” or “prints and advertising”) required to bring the film to its widest possible target audience and the ancillary market potential for the film after its theatrical release. We have recently begun to release more films on a wider basis, typically to more than 2,000 screens nationwide, as demonstrated by the theatrical releases of such films as 3:10 to Yuma, Rambo, Forbidden Kingdom, War, Good Luck Chuck, the Saw franchise and Tyler Perry’s Why Did I Get Married?

We generally prepare our marketing campaign and release schedules to minimize financial exposure while maximizing revenue potential. We construct release schedules taking into account moviegoer attendance patterns and competition from other studios’ scheduled theatrical releases. We use either wide or limited initial releases, depending on the film. We generally spend significantly less on P&A for a given film than a major studio and we design our marketing plan to cost effectively reach a large audience.

Our remaining fiscal 2009 theatrical release schedule may include (in anticipated order of release):

			Produced*	Approximate
Title	Summary	Principal Actors	or Acquired	Release Date

The Perfect Game	Based on a true story of a rag-tag team of boys from poverty stricken Monterrey, Mexico, who defy extraordinary odds to become the first foreign team to win the Little League World Series, their miracle changed not only their lives, but also the destiny of an entire city.	Cheech Marin, Emilie de Ravin	Acquired	August 2008
Disaster Movie	A group of young friends embark on a wacky, life-changing adventure.	Kim Kardashian, Carmen Electra, Vanessa Minnillo	Acquired	August 2008
Midnight Meat Train	When a struggling photographer’s latest collection of provocative, nighttime studies of the city gains interest from a prominent art gallery owner, he is propelled into the grittier and darker side of humanity and straight into the path of a serial killer, a subway murderer who stalks late-night commuters and ultimately butchers them in the most gruesome ways imaginable.	Vinnie Jones, Bradley Cooper	Produced	August 2008
Bangkok Dangerous	The life of an anonymous assassin takes an unexpected turn when he travels to Bangkok to complete a series of contract killings.	Nicolas Cage	Acquired	September 2008
Tyler Perry’s The Family That Preys	Two matriarchs attempt to hold their respective families together in the face of betrayal and hidden secrets that come to light.	Tyler Perry, Alfre Woodard, Kathy Bates	Produced	September 2008
My Best Friend’s Girl	A man who specializes in taking recently broken-up women on the worst date of their lives so they will run back to their ex-boyfriends offers to provide this service for his best friend, but ends up falling in love with the girl.	Dane Cook, Kate Hudson	Produced	September 2008
Religulous	A documentary that follows the indomitable Bill Maher as he travels around the globe interviewing people about God and religion.	Bill Maher	Acquired	October 2008
W	Oliver Stone’s biopic about the 43rd President of the U.S., George W. Bush.	Josh Brolin, Elizabeth Banks, Ellen Burstyn, James Cromwell and Thandie Newton	Acquired	October 2008

			Produced*	Approximate
Title	Summary	Principal Actors	or Acquired	Release Date

Saw V	The latest chapter in one of the most successful horror franchises of all time.	Tobin Bell, Scott Patterson	Produced	October 2008
The Lucky Ones	A timely drama about life in America today, which follows three soldiers on leave trying to make sense of their lives during an unexpected road trip across the U.S.	Rachel McAdams, Tim Robbins, Michael Pena	Acquired	October 2008
Punisher: War Zone	The sequel to The Punisher brings Frank Castle face to face with a lethal mobster in the form of “Jigsaw.”	Ray Stevenson, Julie Benz, Dominic West	Produced	December 2008
Will Eisner’s The Spirit	Screen adaptation of the comic book. Down these mean streets a man must come, a hero born, murdered, and born again.	Gabriel Macht, Samuel L. Jackson, Eva Mendez, Scarlett Johansson	Produced	December 2008
My Bloody Valentine	Remake of the 1980’s cult classic in state-of-the-art 3D. Ten years after a devastating coal mining accident, a string of gruesome murders plague a small Montana town.	Jamie King	Produced	January 2009
Tyler Perry’s Madea Goes To Jail	Madea is at it again, but this time, the judges have had enough forcing Madea to learn her lesson behind bars. Regardless of the circumstances, Madea gives her riotous, trademark, never-fail advice and wisdom to her new prison friends as they learn how to let go, move on and forgive.	Tyler Perry, Keshia Knight Pulliam	Produced	February 2009

*	Includes significant participation in production.

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

Mandate Pictures.  On September 10, 2007, we purchased all of the membership interests of Mandate Pictures, a worldwide independent film producer, financier and distributor. In fiscal 2008, Mandate Pictures’ completed projects included Harold & Kumar Escape from Guantanamo Bay, the follow-up to the 2004 comedy hit released by New Line, as well as the box office and critical sensation Juno, starring Ellen Page, Michael Cera, Jennifer Garner and Jason Bateman. The film, distributed through Fox Searchlight, has garnered a host of accolades, including an Academy Award for Best Original Screenplay (Diablo Cody) and three Academy Award nominations for Best Motion Picture, Best Actress (Ellen Page), and Best Director (Jason Reitman). Previous films released by Mandate include Zach Helm’s Mr. Magorium’s Wonder Emporium, starring Dustin Hoffman and Natalie Portman, and Marc Forster’s Stranger Than Fiction, starring Will Ferrell, Maggie Gyllenhaal and Emma Thompson. Mandate Pictures is currently in production on Peacock with Cillian Murphy, Ellen Page and Susan Sarandon.

Mandate Pictures also maintains a partnership with Ghost House Pictures, formed with filmmakers Sam Raimi and Rob Tapert as a production label dedicated to the financing, development and production of films in the horror/thriller genre. Under this partnership, Mandate Pictures is currently in production on leading filmmaker Sam Raimi’s (Spider-Man franchise, The Evil Dead) Drag Me To Hell for Universal Studios, starring Allison Lohman and Justin Long. Films previously released under the Ghost House banner include 30 Days of Night, The Grudge I and II, The Messengers and Boogeyman, all of which opened at number one at the box office. Mandate Pictures’ other filmmaker relationships include production deals with Oscar winner Steven Zaillian’s Film Rites and writer/director Zach Helm’s Gang of Two production company.

International Sales and Distribution.  The primary components of our international business are, both on a territory by territory basis through third parties or directly through our international divisions, (i) the licensing and sale of rights in all media of our in-house theatrical titles, (ii) the licensing and sale of catalogue product or libraries of acquired titles (such as those of Artisan Entertainment and Modern Times Group), and (iii) direct distribution.

•	Mandate International — We sell rights in all media on a territory by territory basis through our subsidiary, Mandate International, LLC (“Mandate International”), of (i) Mandate Pictures, Ghost House and our in-house theatrical titles, (ii) our catalogue product or libraries of acquired titles, and (iii) theatrical product produced by third parties such as Gold Circle Films, LLC and other independent producers. We often pre-sell international territories to cover a significant portion of the production budget or acquisition cost on new releases. We also leverage our infrastructure to generate revenue through a sales agency business for third party product. We continue to expand our sales and distribution of original Lionsgate television series. Recent high profile films sold by Mandate International were Saw IV, Juno — Academy Award winner for Best Original Screenplay, and the highly anticipated Drag Me To Hell, directed by Sam Raimi.

•	Lionsgate UK — We self-distribute our motion pictures in the UK and Ireland through our subsidiary, Lionsgate UK. Lionsgate UK is expected to release approximately 17 films theatrically in fiscal 2009. Elevation, our joint acquisition with Optimum Releasing/StudioCanal, handles the joint sales and distribution of DVD product for Lionsgate UK.

•	Lionsgate Australia — Our recently formed Australian subsidiary, Lionsgate Australia Pty Ltd. (“Lionsgate Australia”), will oversee distribution of productions and third party acquisitions in Australia and New Zealand.

•	Canada — We distribute our motion picture, television and home video product in Canada through Maple Pictures.

Home Video Distribution.  Our U.S. video distribution operation aims to exploit our filmed and television content library of approximately 12,000 motion picture titles and television episodes and programs. We have established a track record for building on the awareness generated from our theatrical releases and have developed strong positions in children’s, fitness, horror, urban, teen comedy and faith-based product. We increased our overall market share of combined sell-through and rental consumer spend to approximately 6%, including a market share of 9.1% for the fourth quarter of fiscal 2008. In fiscal 2008, Lionsgate had six theatrical releases on DVD debut at number one or two with 3:10 to Yuma, Tyler Perry’s Why Did I Get Married?, War, Good Luck Chuck, Saw IV and Daddy’s Little Girls, and the top three fitness releases of the year, Dancing With The Stars 1, The Biggest Loser — The Workout, Vol. 3 (Cardio Max) and The Biggest Loser — The Workout, Vol. 4 (Power Sculpt). Additionally, over the past year, our Saw franchise continued as the number one horror franchise in DVD history, and we are currently the top studio in the genre with a horror DVD market share of approximately 20%. We also continue to have the highest box-office to DVD conversion rate in the industry, at a nearly 33% premium over our competition.

Lionsgate is a part of the Blu-ray consortium, and during fiscal 2008, we held a 7% market share of Blu-ray revenue. Among the highlights for our Blu-ray product was the release of 3:10 to Yuma, which was the second best selling Blu-ray title during our 2008 fiscal year.

In addition to our approximately 18 to 20 theatrical releases each year, we also acquire approximately 65 titles annually that have commercial potential in video and ancillary markets, adding a total of approximately 80 films to our library each year. We also distribute successful television product on video, including the Saturday Night Live product currently in our library, the first and second seasons of the popular Showtime series Weeds, starring Mary-Louise Parker, Elizabeth Perkins and Kevin Nealon, the fourth and fifth seasons of the Bruce Willis and Cybill Shepherd hit comedy series Moonlighting, the fifth, sixth and seventh seasons of the NBC hit comedy series Will and Grace, the first season of the TBS hit series Tyler Perry’s House of Payne, and the entire catalog of Little House on the Prairie. We also released the following direct to video titles: Chaos, starring Jason Statham, Ryan Phillippe and Wesley Snipes; Tyler Perry’s What’s Done In The Dark; Stir of Echoes 2: The Homecoming, starring Rob Lowe; Highlander 5: The Source; and our Horrorfest titles (Gravedancers, Wicked Little Things, Unrest, Dark Ride, Reincarnation, Penny Dreadful, Hamiltons and The Abandoned), which included seven of the top 10 direct-to-video horror titles for the year.

We continued our relationship with Marvel Studios pursuant to which we were granted the right to distribute up to eight original animated DVD features based on certain Marvel characters. We also have the right to exploit the pictures in other entertainment media domestically and internationally, including pay and free television and video-on-demand. In the 2008 fiscal year, we released the fourth title in the series — Dr. Strange: The Sorcerer Supreme, which followed our previous releases of the second and third titles in the series — Ultimate Avengers 2 and The Invincible Iron Man. To date, we have sold over 3 million units of the Marvel animated features.

We are also adding to our growing library of Spanish-language titles by entering into an agreement with Xenon Pictures, Inc. (“Xenon”). Under the agreement, we will distribute more than 300 DVD titles from Xenon and the labels it operates in the U.S., including Spanish-language market leader Televisa Home Entertainment, as well as a number of theatrical features in the Xenon pipeline.

We are growing our direct-to-video horror genre with our arrangement with Ghost House. We will release approximately 12 to 20 films through the venture, which will include the launch of Ghost House Underground, a new film acquisitions company that extends the Ghost House brand to home entertainment.

Our family entertainment division, which targets the youth audience, recently acquired the home entertainment rights to HIT Entertainment’s extensive portfolio of award-winning children’s programming, including iconic franchises such as Thomas & Friends, Bob the Builder, Barney, Angelina Ballerina and Fireman Sam, newly acquired brands such as Fifi & the Flowertots and Roary the Racing Car from Chapman Entertainment, Aardman Animations’ award-winning Wallace & Gromit which includes four television half-hour episodes, and Shaun the Sheep, as well as The Jim Henson Company’s Fraggle Rock and additional family titles from the Henson library. Additionally, we recently entered into an agreement with educational toy maker LeapFrog Enterprises, Inc. to produce and distribute direct-to-DVD family-oriented feature films. Moreover, we will be distributing the new action-packed Speed Racer, The Next Generation, a 26 episode television series which we produced for Nickelodeon Networks, and continue to distribute the Bratz brand, the PBS series Clifford the Big Red Dog from Scholastic Entertainment, The Doodlebops, the popular children’s band featured in its own series on the Disney Channel, along with a catalog of Care Bears, Classic Speed Racer and Teenage Mutant Ninja Turtles releases.

In the past year, Lionsgate has significantly increased its market share in faith-based product, buoyed by the successful Tyler Perry franchise, which has sold over 27 million DVDs and VHS in the past three years. In March 2007, we increased our influence in this area through distribution deals with the world’s leading Christian publisher, Thomas Nelson, and leading Christian non-fiction author Lee Strobel.

With over 15% market share in fitness DVD revenue, Lionsgate has a lineup that includes top-sellers Denise Austin, The Biggest Loser and Dancing With The Stars. In fact, Denise Austin is the largest fitness franchise in the DVD era. Additionally, Dancing with the Stars 1 has sold more units during its first year than any other fitness DVD.

We directly distribute to the rental market through Blockbuster, Inc. (“Blockbuster”), Netflix, Inc. (“Netflix”), Movie Gallery, Inc., and Rentrak Corporation. We also distribute or sell directly to mass merchandisers, such as Wal-Mart Stores Inc. (“Wal-Mart”), K-Mart, Best Buy Co. Inc., Target Corporation and Costco Wholesale Corporation, and others who buy large volumes of our videos and DVDs to sell directly to consumers. Sales to Wal-Mart accounted for approximately 19% of our revenues in fiscal 2008, the loss of which could have a material adverse effect on our financial results. No other customer accounted for more than 10% of our revenues in fiscal 2008.

Television Syndication.  We distribute television programming through our subsidiary, Debmar-Mercury. Acquired in 2006, Debmar-Mercury was initially founded in 2003 to facilitate the domestic distribution of the Comedy Central hit South Park. Since then, Debmar-Mercury has acquired the Family Feud show from Fremantle Media of North America, which produces 170 new episodes each year. Additionally, Debmar-Mercury launched Tyler Perry’s House of Payne in 2007, in a groundbreaking 100 episode deal with TBS and the Fox television stations. Most recently, Debmar-

Mercury launched Trivial Pursuit:America Plays, in a joint venture with the Hasbro Corporation, set to air beginning in the fall of 2008, to be distributed both domestically and internationally through Debmar-Mercury’s international division. Also set to air in the fall of 2008 are two new shows acquired from The Discovery Channel, American Chopper and Deadliest Catch. Additionally, Debmar-Mercury continues to represent the Company’s and Revolution Studio’s films as well as syndication of the Lionsgate television drama series The Dead Zone.

Pay and Free Television Distribution.  We have approximately 672 titles in active distribution in the domestic cable, free and pay television markets. We sell our library titles and new product to major cable channels such as Showtime, USA Network, FX, Turner Networks, Starz Entertainment, Family Channel, Disney Channel, Cartoon Network and IFC, through which we have an agreement for a package of 70 of our feature films. Commencing August 1, 2006, we began direct distribution of pay-per-view and video-on-demand to cable, satellite and internet providers. We also have an output contract with Showtime for pay television, which expires on December 31, 2008. Additionally, in April 2008, we formed a joint venture with Viacom, Paramount Pictures and MGM to create a premium television channel and video on demand service. Upon its expected launch in the fall of 2009, the joint venture will provide us with an additional platform to distribute our library of motion picture titles and television episodes and programs.

Electronic Distribution.  We also deliver our content through a broad spectrum of digital media platforms. We own a minority interest in CinemaNow, a company which offers licensed content from a library of approximately 12,000 new and classic movies, television programs, music concerts and music videos via downloading or streaming. Additionally, we have digital delivery arrangements for television and movie library product with Apple iTunes, as well as such other digital platforms as Amazon.com, Inc., Microsoft Corporation, Blockbuster, Netflix, Movielink, LLC, Hulu LLC and Vudu, Inc. We also operate FEARnet in connection with partners Comcast Corp. and Sony, a branded multiplatform programming and content service provider of horror genre films. We entered into a five-year license agreement with FEARnet for U.S. territories and possessions, whereby we license content to FEARnet for video-on-demand and broadband exhibition. Further, we own an interest in Break.com, a leading viral marketing company that creates new opportunities for showcasing the Company’s feature films and television programming.

Studio Facilities

We rent studio space on an as-needed basis. We previously owned and operated Lions Gate Studios, a film and television production studio in North Vancouver, British Columbia, but sold such interest in March 2006. We may own and operate studio facilities in the future.

Intellectual Property

We are currently using a number of trademarks including “LIONS GATE ENTERTAINMENT,” “LIONS GATE HOME ENTERTAINMENT,” “ARTISAN HOME ENTERTAINMENT,” “FAMILY HOME ENTERTAINMENT,” “TRIMARK HOME VIDEO,” “DIRTY DANCING,” “THE BLAIR WITCH PROJECT” and “RESERVOIR DOGS” in connection with our domestic home video distribution, “LIONS GATE FILMS,” “LGF FILMS,” “ARTISAN ENTERTAINMENT,” “TRIMARK PICTURES,” “GHOST HOUSE PICTURES,” “GRINDSTONE ENTERTAINMENT GROUP,” “MANDATE PICTURES” and “MANDATE INTERNATIONAL” in connection with films distributed domestically and licensed internationally and “LIONS GATE TELEVISION,” “TRIMARK TELEVISION” and “DEBMAR/MERCURY” in connection with licenses to free, pay and cable television.

The trademarks “LIONSGATE,” “LIONS GATE HOME ENTERTAINMENT,” “LIONS GATE SIGNATURE SERIES,” “ARTISAN ENTERTAINMENT,” “FAMILY HOME ENTERTAINMENT” “F.H.E. FAMILY HOME ENTERTAINMENT KIDS,” “TRIMARK PICTURES,” “DIRTY DANCING,” “THE BLAIR WITCH PROJECT” and “RESERVOIR DOGS” and “GHOST HOUSE PICTURES,” among others, are registered with the United States Patent and Trademark Office. We regard our trademarks as valuable assets and believe that our trademarks are an important factor in marketing our products.

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

Employees

As of May 15, 2008 we had 444 full-time employees in our worldwide operations. We also utilize many consultants in the ordinary course of our business and hire additional employees on a project-by-project basis in connection with the production of our motion pictures and television programming. We believe that our employee and labor relations are good.

None of our full-time employees are members of unions.

Corporate History

We are a corporation organized under the laws of the Province of British Columbia, resulting from the merger of Lions Gate Entertainment Corp. and Beringer Gold Corp. on November 13, 1997. Beringer Gold Corp. was incorporated under the Company Act (British Columbia) on May 26, 1986 as IMI Computer Corp. Lions Gate Entertainment Corp. was incorporated under the Canada Business Corporations Act using the name 3369382 Canada Limited on April 28, 1997, amended its articles on July 3, 1997 to change its name to Lions Gate Entertainment Corp., and on September 24, 1997, continued under the Company Act (British Columbia).

Financial Information About Segments and Foreign and Domestic Operations

Financial and other information by reporting segment and geographic area as of March 31, 2008 and 2007 and for the three years ended March 31, 2008 is set forth in Note 16 to our consolidated financial statements.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available, free of charge, on our website at www.lionsgate.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the “SEC”). The Company’s Corporate Governance Guidelines, Standards for Director Independence, Code of Business Conduct and Ethics for Directors, Officers and Employees, Code of Ethics for Senior Financial Officers, Charter of Audit Committee, Charter of Compensation Committee and Charter of the Nominating and Corporate Governance Committee are also available on the Company’s website, as well as in print to any stockholder who requests them. The information posted on our website is not incorporated into this Annual Report on Form 10-K.

The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

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

We have reported operating income for fiscal years 2003 and 2005 through 2007, and operating losses for fiscal years 2004 and 2008. We have reported net income for fiscal years 2005, 2006, and 2007, and net losses for the fiscal years 2003, 2004 and 2008. Our accumulated deficit was $223.6 million at March 31, 2008. We cannot assure you that we will operate profitably and, if we do not, we may not be able to meet our debt service requirements, working capital requirements, capital expenditure plans, anticipated production slate, acquisition and releasing plans or other cash needs. Our inability to meet those needs could have a material adverse effect on our business, results of operations and financial condition.

We face substantial capital requirements and financial risks.

Our business requires a substantial investment of capital.  The production, acquisition and distribution of motion pictures and television programs require a significant amount of capital. A significant amount of time may elapse between our expenditure of funds and the receipt of commercial revenues from or government contributions to our motion pictures or television programs. This time lapse requires us to fund a significant portion of our capital requirements from our revolving credit facility and from other financing sources. Although we intend to continue to reduce the risks of our production exposure through financial contributions from broadcasters and distributors, tax shelters, government and industry programs, other studios and other sources, we cannot assure you that we will continue to implement successfully these arrangements or that we will not be subject to substantial financial risks relating to the production, acquisition, completion and release of future motion pictures and television programs. If we increase (through internal growth or acquisition) our production slate or our production budgets, we may be required to increase overhead and/or make larger up-front payments to talent and, consequently, bear greater financial risks. Any of the foregoing could have a material adverse effect on our business, results of operations and financial condition.

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

In addition, if a motion picture or television production incurs substantial budget overruns, we cannot assure you that we will recoup these costs, which could have a material adverse effect on our business, results of operations and financial condition. Increased costs incurred with respect to a particular film may result in any such film not being ready for release at the intended time and the postponement to a potentially less favorable time, all of which could cause a decline in box office performance, and, thus, the overall financial success of such film. Budget overruns could also prevent a picture from being completed or released. Any of the foregoing could have a material adverse effect on our business, results of operations and financial condition.

Our credit facility contains certain covenants and financial tests that limit the way we conduct business.  Our $215 million credit facility with J.P. Morgan Chase Bank, National Association contains various covenants limiting our ability to incur or guarantee additional indebtedness, pay dividends and make other distributions, pre-pay any subordinated indebtedness, make investments and other restricted payments, make capital expenditures, make acquisitions and sell assets. These covenants may prevent us from raising additional financing, competing effectively or taking advantage of new business opportunities. Under our credit facility, we are also required to maintain specified financial ratios and satisfy certain financial tests. If we cannot comply with these covenants or meet these ratios and other tests, it could result in a default under our credit facility, and unless we are able to negotiate an amendment, forbearance or waiver, we could be required to repay all amounts then outstanding, which could have a material adverse effect on our business, results of operations and financial condition, depending upon our outstanding balance at the time.

Borrowings under our credit facility also are secured by liens on substantially all of our assets and the assets of our subsidiaries. If we are in default under our credit facility, the lenders could foreclose upon all or substantially all of our assets and the assets of our subsidiaries. We cannot assure you that we will generate sufficient cash flow to repay our indebtedness, and we further cannot assure you that, if the need arises, we will be able to obtain additional financing or to refinance our indebtedness on terms acceptable to us, if at all. Additionally, our credit facility expires on December 31, 2008. While we intend to renew the facility prior to such date and with similar or greater availability, we cannot assure you that additional financing will be available on terms favorable to us, or at all. Accordingly, any such failure to obtain financing could have a material adverse effect on our business, results of operations and financial condition.

Substantial leverage could adversely affect our financial condition.  Historically, we have been highly leveraged and may be highly leveraged in the future. We have access to capital through our $215 million credit facility with J.P. Morgan Chase Bank, National Association and a balance under letters of credit for $22.7 million. In addition, we have $325 million Convertible Senior Subordinated Notes outstanding, with $150 million maturing October 15, 2024 and $175 million maturing March 15, 2025. At March 31, 2008, we had approximately $371.6 million in cash and cash equivalents. While we have not currently drawn down on our credit facility, we could borrow some or all of the permitted amount in the future. The amount we have available to borrow under this facility depends upon our borrowing base, which in turn depends on the value of our existing library of films and television programs, as well as accounts receivable and cash held in collateral accounts. If several of our larger motion picture releases are commercial failures or our library declines in value, our borrowing base could decrease. Such a decrease could have a material adverse effect on our business, results of operations and financial condition. For example, it could:

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

Revenues and results of operations are difficult to predict and depend on a variety of factors.  Our revenues and results of operations depend significantly upon the commercial success of the motion pictures and television programming that we distribute, which cannot be predicted with certainty. Accordingly, our revenues and results of operations may fluctuate significantly from period to period, and the results of any one period may not be indicative of the results for any future periods. Furthermore, largely as a result of these predictive difficulties, we may not be able to achieve our publicly projected earnings. In fiscal 2006, for instance, we revised our projected earnings downward, twice. Future revisions to projected earnings could cause investors to lose confidence in us, which in turn could materially and adversely affect our business, our financial condition and the market value of our securities.

In addition, our revenues and results of operations may be impacted by the success of critically acclaimed and award winning films, including Academy Award winners and nominees. We cannot assure you that we will manage the production, acquisition and distribution of future motion pictures (including any films in the Saw or Tyler Perry franchises) as successfully as we have done with these recent critically acclaimed, award winning and/or commercially popular films or that we will produce or acquire motion pictures that will receive similar critical acclaim or perform as well commercially. Any inability to achieve such commercial success could have a material adverse effect on our business, results of operations and financial condition.

We have few output agreements with cable and broadcast channels.  We had an agreement with one cable broadcast channel to exhibit our films, but that agreement does not cover films released theatrically after 2003. We have an output arrangement with another cable broadcast channel that covers some but not all of our films that are theatrically released through December 31, 2008. While similar broadcasters exhibit our films, they license such rights on a film-by-film, rather than an output, basis. In April 2008, we announced a joint venture with Viacom, Paramount Pictures and MGM to create a premium television channel and video on demand service. The joint venture will provide for certain output agreements with each partner, including us. We cannot assure you, however, that the joint venture will be successful. Additionally, we cannot assure you that we will be able to secure other output agreements on acceptable terms, if at all. Without multiple output agreements that typically contain guaranteed minimum payments, our revenues may be subject to greater volatility, which could have a material adverse effect on our business, results of operations and financial condition.

We rely on a few major retailers and distributors for a material portion of our business and the loss of any of those retailers or distributors could reduce our revenues and operating results.  Wal-Mart represented approximately 19% of our revenues in fiscal 2008. In addition, a small number of other retailers and distributors account for a significant percentage of our revenues. We do not have long-term agreements with retailers. We cannot assure you that we will continue to maintain favorable relationships with our retailers and distributors or that they will not be adversely affected by economic conditions. If any of these retailers or distributors reduces or cancels a significant order, it could have a material adverse effect on our business, results of operations and financial condition.

Our revenues and results of operations are vulnerable to currency fluctuations.  We report our revenues and results of operations in U.S. dollars, but a significant portion of our revenues is earned outside of the U.S. Our principal currency exposure is between Canadian and U.S. dollars. We cannot accurately predict the impact of future exchange rate fluctuations on revenues and operating margins, and fluctuations could have a material adverse effect on our business, results of operations and financial condition. From time to time, we may experience currency exposure on distribution and production revenues and expenses from foreign countries, which could have a material adverse effect on our business, results of operations and financial condition.

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

We are subject to risks associated with possible acquisitions, business combinations, or joint ventures.  From time to time, we engage in discussions and activities with respect to possible acquisitions, business combinations, or joint ventures intended to complement or expand our business. For instance, in May 2008, we announced a joint venture with Eros for distribution of our and other English language content in original as well as dubbed language versions within South Asia including India, across all distribution formats such as cinemas, home entertainment, television and new media. Additionally, in April 2008, we announced a joint venture with Viacom, Paramount Pictures and MGM to create a premium television channel and video on demand service. We may not realize the anticipated benefit from any of the transactions we pursue. Regardless of whether we consummate any such transaction, the negotiation of a potential transaction (including associated litigation and proxy contests), as well as the integration of the acquired business, could require us to incur significant costs and cause diversion of management’s time and resources. Any such transaction could also result in impairment of goodwill and other intangibles, development write-offs and other related expenses. Any of the foregoing could have a material adverse effect on our business, results of operations and financial condition.

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

On May 25, 2007, the Company closed a theatrical slate funding agreement through a series of agreements, as amended on January 30, 2008. Under this arrangement, Pride, an unrelated entity, will fund, generally, 50% of the Company’s production, acquisition, marketing and distribution costs of theatrical feature films up to an aggregate of approximately $196 million, net of transaction costs. The funds available from Pride were generated from the issuance by Pride of $35 million of subordinated debt instruments, $35 million of equity and $134 million from a senior credit facility, which is subject to a borrowing base. The percentage of the contribution may vary on certain pictures. Pride will participate in a pro rata portion of the pictures net profits or losses similar to a co-production arrangement based on the portion of costs funded. The Company continues to distribute the pictures covered by the arrangement with a portion of net profits after all costs and the Company’s distribution fee being distributed to Pride based on their pro rata contribution to the applicable costs similar to a back-end participation on a film.

The funding obligations are subject to a borrowing base calculation and certain conditions precedent. In addition, the fund may have insufficient capacity to finance its share of all pictures in the slate. Some of the investors may default. If for any reason Pride does not meeting its funding requirements under the arrangement, the Company will have to use other financial resources to satisfy the shortfall, which could have a material adverse effect on our business, results of operations and financial condition.

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

Changes in the United States, global or regional economic conditions could adversely affect the profitability of our business.  A decrease in economic activity in the U.S. or in other regions of the world in which we do business could adversely affect demand for our films, thus reducing our revenue and earnings. A decline in economic conditions could reduce performance of our theatrical, television and home entertainment releases. In addition, an increase in price levels generally, or in price levels in a particular sector such as the energy sector, could result in a shift in consumer demand away from the entertainment we offer, which could also adversely affect our revenues and, at the same time, increase our costs.

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

We could be adversely affected by strikes or other union job actions.  We are directly or indirectly dependent upon highly specialized union members who are essential to the production of motion pictures and television programs. A strike by, or a lockout of, one or more of the unions that provide personnel essential to the production of motion pictures or television programs could delay or halt our ongoing production activities. In November 2007, the members of the Writer’s Guild of America went on strike, and a new agreement was not approved until February 2008. Additionally, the Directors Guild of America and Screen Actors Guild collective bargaining agreements expire in 2008, and while an agreement has been reached with the Directors Guild, negotiations with the Screen Actors Guild, which agreement expires on June 30, 2008, are ongoing. Such a halt or delay, depending on the length of time, could cause a delay or interruption in our release of new motion pictures and television programs, which could have a material adverse effect on our business, results of operations and financial condition.

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

The entertainment industry in general and the motion picture and television industries in particular continue to undergo significant technological developments. Advances in technologies or alternative methods of product delivery or storage or certain changes in consumer behavior driven by these or other technologies and methods of delivery and storage could have a negative effect on our business. Examples of such advances in technologies include video-on-demand, new video formats and downloading and streaming from the internet. An increase in video-on-demand could decrease home video rentals. In addition, technologies that enable users to fast-forward or skip advertisements, such as Digital Video Recorders, may cause changes in consumer behavior that could affect the attractiveness of our products to advertisers, and could therefore adversely affect our revenues. Similarly, further increases in the use of portable digital devices that allow users to view content of their own choosing while avoiding traditional commercial advertisements could adversely affect our revenues. Other larger entertainment distribution companies will have larger budgets to exploit these growing trends. While we have a minority interest in CinemaNow, its commercial success is impossible to predict. We cannot predict how we will financially participate in the exploitation of our motion pictures and television programs through these emerging technologies or whether we have the right to do so for certain of our library titles. If we cannot successfully exploit these and other emerging technologies, it could have a material adverse effect on our business, results of operations and financial condition.

In addition, the technologies we choose to invest in could prove to be less successful than we expect. For example, we have released and will continue to release titles in high-definition Blu-ray Disc format, which could negatively impact our business if that format is not generally accepted by the public.

We face risks from doing business internationally.

We distribute motion picture and television productions outside the United States in the UK and Ireland through Lionsgate UK, in Australia and New Zealand through Lionsgate Australia, and through third party licensees elsewhere and derive revenues from these sources. As a result, our business is subject to certain risks inherent in international business, many of which are beyond our control. These risks include:

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

Motion picture piracy is extensive in many parts of the world, including South America, Asia, and former Eastern bloc countries, and is made easier by technological advances and the conversion of motion pictures into digital formats. This trend facilitates the creation, transmission and sharing of high quality unauthorized copies of motion pictures in theatrical release, on videotapes and DVDs, from pay-per-view through set top boxes and other devices and through unlicensed broadcasts on free television and the internet. The proliferation of unauthorized copies of these products has had and will likely continue to have an adverse effect on our business, because these products reduce the revenue we received from our products. Additionally, in order to contain this problem, we may have to implement elaborate and costly security and anti-piracy measures, which could result in significant expenses and losses of revenue. We cannot assure you that even the highest levels of security and anti-piracy measures will prevent piracy.

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

The Investment Canada Act (Canada) or ICA is administered by the Minister of Industry of Canada and, in the case of investments in a Canadian cultural business, by the Minister of Canadian Heritage (both referred to herein as the “Minister”). A “Canadian cultural business” is defined in the ICA as a business activity relating to Canada’s cultural heritage or national identity, and includes a business engaged in the production, distribution, sale or exhibition of film or video products.

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

Our success depends to a significant extent on the performance of a number of senior management personnel and other key employees, including production and creative personnel. We do not currently have significant “key person” life insurance policies for any of our employees. We have entered into employment agreements with our top executive officers and production executives. However, although it is standard in the motion picture industry to rely on employment agreements as a method of retaining the services of key employees, these agreements cannot assure us of the continued services of such employees. In addition, competition for the limited number of business, production and creative personnel necessary to create and distribute our entertainment content is intense and may grow in the future. Our inability to retain or successfully replace where necessary members of our senior management and other key employees could have a material adverse effect on our business, results of operations and financial condition.

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

If our stock price fluctuates, you could lose a significant part of your investment.

The market price of our common shares may be influenced by many factors, some of which are beyond our control, including changes in financial estimates by analysts, announcements by us or our competitors of significant contracts, productions, acquisitions or capital commitments, variations in quarterly operating results, general economic conditions, terrorist acts, future sales of our common shares and investor perception of us and the filmmaking industry. These broad market and industry factors may materially reduce the market price of our common stock, regardless of our operating performance.

While we believe we currently have adequate internal control over financial reporting, we are required to assess our internal control over financial reporting on an annual basis and any future adverse results from such assessment could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.

Section 404 of the Sarbanes-Oxley Act of 2002 and the accompanying rules and regulations promulgated by the SEC to implement it require us to include in our Form 10-K an annual report by our management regarding the effectiveness of our internal control over financial reporting. The report includes, among other things, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. During this process, if our management identifies one or more material weaknesses in our internal control over financial reporting that cannot be remediated in a timely manner, we will be unable to assert such internal control is effective. While we currently believe our internal control over financial reporting is effective, the effectiveness of our internal controls in future periods is subject to the risk that our controls may become inadequate because of changes in conditions, and, as a result, the degree of compliance of our internal control over financial reporting with the applicable policies or procedures may deteriorate. If we are unable to conclude that our internal control over financial reporting is effective (or if our independent auditors disagree with our conclusion), we could lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our stock price.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.	PROPERTIES.

Our corporate head office is located at 1055 West Hastings Street, Suite 2200, Vancouver, British Columbia V6E 2E9. Our principal executive offices are located at 1055 West Hastings Street, Suite 2200 and 2700 Colorado Avenue, Suite 200, Santa Monica, California, 90404. At the Santa Monica address, we occupy approximately 125,000 square feet, including an approximately 4,000 square foot screening room. Our lease expires in August 2011.

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

From time to time, the Company is involved in certain claims and legal proceedings arising in the normal course of business. While the resolution of these matters cannot be predicted with certainty, we do not believe, based on current knowledge, that the outcome of any currently pending claims or legal proceedings in which the Company is currently involved will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flow.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common shares are listed on the New York Stock Exchange (the “NYSE”) and trades under the symbol “LGF.”

On May 15, 2008, the closing sales price of our common shares on the NYSE was $10.00.

The following table sets forth the range of high and low closing sale prices for our common shares, as reported by the NYSE in U.S. dollars, for our two most recent fiscal years:

	High	Low

Year ended March 31, 2009
First Quarter (through May 15, 2008)	$10.41	$9.79
Year ended March 31, 2008
Fourth Quarter	$9.85	$8.64
Third Quarter	10.79	8.94
Second Quarter	11.51	9.00
First Quarter	11.93	10.84
Year ended March 31, 2007
Fourth Quarter	$12.01	$10.23
Third Quarter	11.47	9.71
Second Quarter	10.44	8.52
First Quarter	10.17	8.55

Holders

As of May 15, 2008, there were 573 registered holders of our common shares.

Dividend Policy

We have not paid any dividends on our outstanding common shares since our inception and do not anticipate doing so in the foreseeable future. The declaration of dividends on our common shares is restricted by our amended credit facility with JP Morgan Chase Bank, National Association and is within the discretion of our board of directors and will depend upon the assessment of, among other things, our earnings, financial requirements and operating and financial condition. At the present time, given our anticipated capital requirements we intend to follow a policy of retaining earnings in order to finance further development of our business. We may be limited in our ability to pay dividends on our common shares by restrictions under the Business Corporations Act (British Columbia) relating to the satisfaction of solvency tests.

Securities Authorized for Issuance Under Equity Compensation Plans

We currently maintain two equity compensation plans: the Lions Gate Entertainment Corp. 2004 Performance Incentive Plan (the “2004 Plan”) and the Lionsgate Employees’ and Directors’ Equity Incentive Plan (the “Equity Incentive Plan”), each of which has been approved by our shareholders. In addition, as described below, we granted certain equity-based awards that were not under shareholder-approved plans in connection with our acquisition of Mandate Pictures in 2007.

The following table sets forth, for each of our equity compensation plans, the number of common shares subject to outstanding options and rights, the weighted-average exercise price of outstanding options, and the number of shares remaining available for future award grants as of March 31, 2008.

					Number of Common Shares
					Remaining Available for
					Future Issuance Under
	Number of Common				Equity
	Shares to be Issued		Weighted-Average		Compensation Plans
	Upon Exercise of		Exercise Price of		(Excluding Shares
	Outstanding Options,		Outstanding Options,		Reflected in
Plan Category	Warrants and Rights		Warrants and Rights		the First Column)

Equity compensation plans approved by shareholders	7,244,529	(1)	$8.20	(2)	6,858,655	(3)
Equity compensation plans not approved by shareholders	1,150,000	(4)	$9.22	(4)	0
Total	8,394,529		$8.32		6,858,655

(1)	Of these shares, 3,495,668 were subject to options then outstanding under the 2004 Plan and 1,041,695 were subject to options then outstanding under the Equity Incentive Plan. In addition, this number includes 2,037,125 shares that were subject to outstanding stock unit awards granted under the 2004 Plan. Of these stock unit awards, 670,041 represent units subject to satisfaction of certain performance targets.

(2)	This number does not reflect the 2,037,125 shares that were subject to outstanding stock unit awards granted under the 2004 Plan.

(3)	All of these shares were available for award grant purposes under the 2004 Plan. The shares available under the 2004 Plan are, subject to certain other limits under that plan, generally available for any type of award authorized under the 2004 Plan including options, stock appreciation rights, restricted stock, restricted share units, stock bonuses and performance shares. No new awards may be granted under the Equity Incentive Plan.

(4)	On September 10, 2007, pursuant to the acquisition of Mandate Pictures, Joseph Drake entered into an employment agreement with Lions Gate Films, Inc., a wholly-owned subsidiary of the Company (“LGF”), to serve as its Co-Chief Operating Officer and President of the Motion Picture Group, and Nathan Kahane entered into an employment agreement with LGF to serve as the President of Mandate Pictures. Pursuant to the terms of his employment agreement, Mr. Drake was granted 525,000 restricted share units (payable upon vesting in an equal number of shares of our common stock) which are scheduled to vest over four years based on his continued employment with LGF and half of which are also subject to the satisfaction of certain performance targets, and options to purchase 500,000 shares of our common stock which are scheduled to vest over five years based on his continued employment with LGF. Pursuant to the terms of his employment agreement, Mr. Kahane was granted 25,000 restricted share units (payable upon vesting in an equal number of shares of our common stock) and options to purchase 100,000 shares of our common stock, all of which are scheduled to vest over three years based on his continued employment with LGF. The per share exercise price of each option is the closing price of our common stock on September 10, 2007, the date of grant of the options.

Taxation

The following is a general summary of certain Canadian income tax consequences to U.S. Holders (who deal at arm’s length with the Company) of the purchase, ownership and disposition of common shares. For the purposes of this Canadian income tax discussion, a “U.S. Holder” means a holder of common shares who (1) for the purposes of the Income Tax Act (Canada) is not, has not, and will not be resident in Canada at any time while he, she holds common shares, (2) at all relevant times is a resident of the U.S. under the Canada-United States Income Tax Convention (1980) (the “Convention”), and (3) does not and will not use or be deemed to use the common shares in carrying on a business in Canada. This summary does not apply to U.S. Holders who are insurers. Such U.S. Holders should seek tax advice from their advisors. An actual or prospective investor that is a U.S. limited liability company in some circumstances may not be considered to be a resident of the U.S. for the purposes of the Convention and therefore may not be entitled to benefits thereunder.

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

This summary is based upon the current provisions of the Income Tax Act (Canada), the regulations thereunder and the proposed amendments thereto publicly announced by the Department of Finance, Canada before the date hereof and our understanding of the current published administrative and assessing practices of the Canada Revenue Agency. It does not otherwise take into account or anticipate any changes in law, whether by legislative, governmental or judicial action. In particular, this summary does not consider the proposed changes to the Convention that are contained in the Fifth Protocol to the Convention, which has not yet been ratified by the U.S. Senate.

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

In addition to the Canadian withholding tax on actual or deemed dividends, a U.S. holder also needs to consider the potential application of Canadian capital gains tax. A U.S. Holder will generally not be subject to tax under the Income Tax Act (Canada) in respect of any capital gain arising on a disposition of common shares (including on a purchase by the Company on the open market) unless at the time of disposition such shares constitute taxable Canadian property of the holder for purposes of the Income Tax Act (Canada) and such U.S. Holder is not entitled to relief under the Convention. If the common shares are listed on a designated stock exchange at the time they are disposed of, they will generally not constitute taxable Canadian property of a U.S. Holder unless, at any time during the five year period immediately preceding the disposition of the common shares, the U.S. Holder, persons with whom he, she or it does not deal at arm’s length, or the U.S. Holder together with non-arm’s length persons, owned 25% or more of the issued shares of any class or series of the capital stock of the Company. In any event, under the Convention, gains derived by a U.S. Holder from the disposition of common shares will generally not be subject to tax in Canada unless the value of the company’s shares is derived principally from real property or certain other immovable property situated in Canada.

Issuer Purchases of Equity Securities

The following table sets forth information with respect to shares of our common stock purchased by us during the three months ended March 31, 2008:

ISSUER PURCHASES OF EQUITY SECURITIES(1)

				(d) Approximate
			(c) Total Number of	Dollar Value of
			Shares Purchased as	Shares that May Yet
			Part of Publicly	Be Purchased Under
	(a) Total Number of	(b) Average Price	Announced Plans or	the Plans or
Period	Shares Purchased	Paid per Share	Programs	Programs

January 1, 2008 - January 31, 2008	—	—	—	$31,600,000
February 1, 2008 - February 29, 2008	213,600	$8.96	213,600	$29,700,000
March 1, 2008 - March 31, 2008	—	—	—	$29,700,000
Total	213,600	$8.96	213,600	$29,700,000

(1)	On May 31, 2007, our Board of Directors authorized the repurchase of up to $50 million of our common shares, with the timing, price, quantity, and manner of the purchases to be made at the discretion of management, depending upon market conditions. Such purchases are structured as permitted by securities laws and other legal requirements. During the period from the authorization date through March 31, 2008, 2,198,635 million shares have been repurchased at a cost of approximately $20.3 million (including commission costs). The share repurchase program has no expiration date.

Comparison of 5 Year Cumulative Total Shareholder Return

The following graph compares our cumulative total shareholder return with those of the NYSE Composite Index and the S&P Movies & Entertainment Index for the period commencing March 31, 2003 and ending March 31, 2008. All values assume that $100 was invested on March 31, 2003 in our common shares and each applicable index and all dividends were reinvested.

The comparisons shown in the graph below are based on historical data and we caution that the stock price performance shown in the graph below is not indicative of, and is not intended to forecast, the potential future performance of our common shares.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Lions Gate Entertainment Corporation, The NYSE Composite Index
and the S&P Movies & Entertainment Index

Company/Index	3/31/03	3/31/04	3/31/05	3/31/06	3/31/07	3/31/08
Lions Gate Entertainment Corp.	100.00	327.23	578.53	531.41	597.91	510.47
NYSE Composite Index	100.00	142.52	158.13	185.71	213.48	207.39
S&P Movies & Entertainment Index	100.00	132.97	134.09	128.75	158.09	132.56

*	$100 invested on 3/31/03 in stock or index-including reinvestment of dividends.

Fiscal year ending March 31.

*	The graph and related information are being furnished solely to accompany this Form 10-K pursuant to Item 201(e) of Regulation S-K. They shall not be deemed “soliciting materials” or to be “filed” with the Securities and Exchange Commission (other than as provided in Item 201), nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that we specifically incorporate it by reference into such filing.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA.

The consolidated financial statements for all periods presented in this Form 10-K are prepared in conformity with U.S. generally accepted accounting principles.

The Selected Consolidated Financial Data below includes the results of Artisan Entertainment, Lionsgate UK, Debmar-Mercury, and Mandate Pictures from their acquisition dates of December 16, 2003, October 17, 2005, July 3, 2006 and September 10, 2007, respectively, onwards. The Selected Consolidated Financial Data below also includes the results of Maple Pictures from the date of consolidation of July 18, 2007, onwards. Due to the acquisitions and the consolidation of Maple Pictures, the Company’s results of operations for the years ended March 31, 2008, 2007, 2006, 2005 and 2004 and financial positions as at March 31, 2008, 2007, 2006, 2005 and 2004 are not directly comparable to prior reporting periods.

The information presented in the table below has been adjusted to reflect the studio facility as a discontinued operation as described in Note 12 of our Notes to the Financial Statements included in this Form 10-K.

	Year Ended March 31,
	2008	2007	2006	2005	2004
	(Amounts in thousands, except per share amounts)

Statement of Operations Data:
Revenues	$1,361,039	$976,740	$945,385	$838,097	$369,636
Expenses:
Direct operating	662,450	436,818	458,990	353,790	179,268
Distribution and marketing	635,666	404,410	399,299	364,281	207,045
General and administration	119,080	90,782	69,936	69,258	42,603
Severance and relocation costs	—	—	—	—	5,575
Write-down of other assets	—	—	—	—	11,686
Depreciation	3,974	2,786	1,817	2,370	2,451

Total expenses	1,421,170	934,796	930,042	789,699	448,628

Operating income (loss)	(60,131)	41,944	15,343	48,398	(78,992)

Other expenses (income):
Interest expense	16,432	17,832	18,860	25,318	13,154
Interest rate swaps mark-to-market	—	—	123	(2,453)	(833)
Interest and other income	(11,276)	(11,930)	(4,304)	(3,440)	(136)
Gain on sale of equity securities	(2,909)	(1,722)	—	—	—
Minority interests	—	—	—	107	—

Total other income, net	2,247	4,180	14,679	19,532	12,185

Income (loss) before equity interests and income taxes	(62,378)	37,764	664	28,866	(91,177)
Equity interests income (loss)	(7,559)	(2,605)	(74)	(200)	(2,169)

Income (loss) before income taxes	(69,937)	35,159	590	28,666	(93,346)
Income tax provision (benefit)	4,031	7,680	(1,030)	8,747	(203)

Income (loss) before discontinued operations	(73,968)	27,479	1,620	19,919	(93,143)
Income (loss) from discontinued operations (including gain on sale in 2006 of $4,872), net of tax of nil, nil, $2,464, $200, and $576	—	—	4,476	362	1,047

Net income (loss)	(73,968)	27,479	6,096	20,281	(92,096)
Modification of warrants	—	—	—	—	(2,031)
Dividends on Series A preferred shares	—	—	—	—	(387)
Accretion and amortization on Series A preferred shares	—	—	—	—	(643)

Net income (loss) available to common shareholders	$(73,968)	$27,479	$6,096	$20,281	$(95,157)

	Year Ended March 31,
	2008	2007	2006	2005	2004
	(Amounts in thousands, except per share amounts)

Basic Per Share Data:
Basic Income (Loss) Per Common Share From Continuing Operations	$(0.62)	$0.25	$0.02	$0.20	$(1.36)
Basic Income (Loss) Per Common Share From Discontinued Operations	—	—	0.04	0.01	0.01

Basic Net Income (Loss) Per Common Share	$(0.62)	$0.25	$0.06	$0.21	$(1.35)

Diluted Per Share Data:
Diluted Income (Loss) Per Common Share From Continuing Operations	$(0.62)	$0.25	$0.02	$0.19	$(1.36)
Diluted Income (Loss) Per Common Share From Discontinued Operations	—	—	0.04	0.01	0.01

Diluted Net Income (Loss) Per Common Share	$(0.62)	$0.25	$0.06	$0.20	$(1.35)

Weighted average number of common shares outstanding:
Basic	118,427	108,398	103,066	97,610	70,656
Diluted	118,427	111,164	106,102	103,375	70,656
Balance Sheet Data (at end of period):
Cash and cash equivalents	371,589	51,497	46,978	112,839	7,089
Investments — auction rate securities	6,927	237,379	167,081	—	—
Investment in films and television programs	608,942	493,140	417,750	367,376	406,170
Total assets	1,537,758	1,137,095	1,053,249	854,629	762,683
Bank loans	—	—	—	1,162	326,174
Subordinated notes and other financing obligations	328,718	325,000	385,000	390,000	65,000
Total liabilities	1,349,520	889,205	903,979	737,490	693,074
Shareholders’ equity	188,238	247,890	149,270	117,139	69,609

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

Lions Gate Entertainment Corp. (“Lionsgate,” the “Company,” “we,” “us” or “our”) is a leading next generation filmed entertainment studio with a diversified presence in motion pictures, television programming, home entertainment, family entertainment, video-on-demand and digitally delivered content. We release approximately 18 to 20 motion pictures theatrically per year, which include films we develop and produce in-house, as well as films that we acquire from third parties. We also have produced approximately 76 hours of television programming on average for the last three years, primarily prime time television series for the cable and broadcast networks. Our disciplined approach to acquisition, production and distribution is designed to maximize our profit by balancing our financial risks against the probability of commercial success of each project. We currently distribute our library of approximately 8,000 motion picture titles and approximately 4,000 television episodes and programs directly to retailers, video rental stores, and pay and free television channels in the United States (the “U.S.”), Canada, the United Kingdom (the “UK”) and Ireland, through various digital media platforms, and indirectly to other international markets through our subsidiaries and various third parties.

We own interests in CinemaNow, Inc., an internet video-on-demand provider (“CinemaNow”), Horror Entertainment, LLC, a multiplatform programming and content service provider (“FEARnet”), NextPoint, Inc., an online video entertainment service provider (“Break.com”), Roadside Attractions, LLC, an independent theatrical distribution company (“Roadside”), Elevation Sales Limited, a UK based home entertainment distributor (“Elevation”), and Maple Pictures Corp., a Canadian film, television and home video distributor (“Maple Pictures”).

A key element of our strategy is to acquire individual properties, including films and television programs, libraries, and entertainment studios and companies, to enhance our competitive position and generate significant financial returns. As part of this strategy, we have acquired and integrated into our business the following:

•	Mandate Pictures, LLC (“Mandate Pictures”), a worldwide independent film producer, financier and distributor (acquired in September 2007);

•	Debmar-Mercury, LLC (“Debmar-Mercury”), a leading independent syndicator of film and television packages (acquired in July 2006);

•	Redbus Film Distribution Ltd. and Redbus Pictures (collectively, “Redbus” and currently, Lions Gate UK Ltd. (“Lionsgate UK”)), an independent UK film distributor, which provided us the ability to self-distribute our motion pictures in the UK and Ireland and included the acquisition of the Redbus library of approximately 130 films (acquired in October 2005);

•	certain of the film assets and accounts receivable of Modern Entertainment, Ltd., a licensor of film rights to DVD distributors, broadcasters and cable networks (acquired in August 2005);

•	Artisan Entertainment, Inc. (“Artisan Entertainment”), a diversified motion picture, family and home entertainment company (acquired in December 2003); and

•	Trimark Holdings, Inc., a worldwide distributor of entertainment content (acquired in October 2000).

Our revenues are derived from the following business segments:

•	Motion Pictures, which includes “Theatrical,” “Home Entertainment,” “Television” and “International Distribution.”

Theatrical revenues are derived from the theatrical release of motion pictures in the U.S. and Canada which are distributed to theatrical exhibitors on a picture by picture basis. The financial terms that we negotiate with our theatrical exhibitors generally provide that we receive a percentage of the box office results and are negotiated on a picture by picture basis.

Home Entertainment revenues are derived primarily from the sale of video and DVD releases of our own productions and acquired films, including theatrical releases and direct-to-video releases, to retail stores and through digital media platforms. In addition, we have revenue sharing arrangements with certain rental stores which generally provide that in exchange for a nominal or no upfront sales price we share in the rental revenues generated by each such store on a title by title basis.

Television revenues are primarily derived from the licensing of our productions and acquired films to the domestic cable, free and pay television markets.

International revenues include revenues from our international subsidiaries from the licensing and sale of our productions, acquired films, our catalog product or libraries of acquired titles and revenue from our direct distribution to international markets on a territory-by-territory basis. Our revenues are derived from the U.S., Canada, UK, Australia and other foreign countries; none of the foreign countries individually comprised greater than 10% of total revenue. (See Note 16 of our accompanying consolidated financial statements.)

•	Television Productions, which includes the licensing and syndication to domestic and international markets of one-hour and half-hour drama series, television movies and mini-series and non-fiction programming and revenues from the sale of television production movies or series in other media, including home entertainment and through digital media platforms.

Our primary operating expenses include the following:

•	Direct Operating Expenses, which include amortization of production or acquisition costs, participation and residual expenses and provision for doubtful accounts. Participation costs represent contingent consideration payable based on the performance of the film to parties associated with the film, including producers, writers, directors or actors, etc. Residuals represent amounts payable to various unions or “guilds” such as the Screen Actors Guild, Directors Guild of America, and Writers Guild of America, based on the performance of the film in certain ancillary markets or based on the individual’s (i.e., actor, director, writer) salary level in the television market.

•	Distribution and Marketing Expenses, which primarily include the costs of theatrical “prints and advertising” and of video and DVD duplication and marketing. Theatrical print and advertising represent the costs of the theatrical prints delivered to theatrical exhibitors and advertising includes the advertising and marketing cost associated with the theatrical release of the picture. Video and DVD duplication represent the cost of the video and DVD product and the manufacturing costs associated with creating the physical products. Video and DVD marketing costs represent the cost of advertising the product at or near the time of its release or special promotional advertising.

•	General and Administration Expenses, which include salaries and other overhead.

Our financial results include the results of Artisan Entertainment, Lionsgate UK, Debmar-Mercury and Mandate Pictures from their acquisition dates of December 16, 2003, October 17, 2005, July 3, 2006, and September 10, 2007, respectively, onwards. Our financial results also include the results of Maple Pictures from the date of consolidation of July 18, 2007, onwards. Due to the acquisitions, the Company’s results of operations for the years ended March 31, 2008, 2007, and 2006 and financial positions as at March 31, 2008 and 2007 are not directly comparable to prior reporting periods.

Recent Developments

Mandate Pictures, LLC.  On September 10, 2007, the Company purchased all of the membership interests in Mandate Pictures, a worldwide independent film producer and distributor. The Mandate Pictures acquisition brings to the Company additional experienced management personnel working within the motion picture business segment. The aggregate cost of the acquisition was approximately $128.8 million including liabilities assumed of $70.2 million, with amounts paid or to be paid to the selling shareholders of $58.6 million, comprised of $46.8 million in cash and 1,282,999 in the Company’s common shares, 169,879 of which have been issued during the quarter ended March 31, 2008 and delivered and the balance of 1,113,120 to be issued and delivered in September 2008 and March 2009, pursuant to certain holdback provisions. Of the $46.8 million cash portion of the purchase price, $44.3 million was paid at closing, $0.9 million represented estimated direct transaction costs (paid to lawyers, accountants and other consultants), and $1.6 million represented the remaining estimated cash consideration that will be paid within the next six-month period. In addition, immediately prior to the transaction, the Company loaned Mandate Pictures $2.9 million. The value assigned to the shares for purposes of recording the acquisition was $11.8 million and was based on the closing price of the Company’s common shares on the date of the acquisition. In addition, the Company may be obligated to pay additional amounts pursuant to the purchase agreement should certain films or derivative works meet certain target performance thresholds.

The acquisition was accounted for as a purchase, with the results of operations of Mandate Pictures consolidated from September 10, 2007. Goodwill of $37.1 million represents the excess of purchase price over the preliminary estimate of fair value of the net identifiable tangible and intangible assets acquired.

Société Générale de Financement du Québec.  On July 30, 2007, the Company entered into a four-year filmed entertainment slate financing agreement with Société Générale de Financement du Québec (“SGF”), the Québec provincial government’s investment arm. SGF will finance up to 35% of production costs of television and feature film productions produced in Québec for a four-year period for an aggregate investment of up to $140 million, and the Company will advance all amounts necessary to fund the remaining budgeted costs. The maximum aggregate of budgeted costs over the four-year period will be $400 million, including the Company’s portion, but no more than $100 million per year. In connection with this agreement, the Company and SGF will proportionally share in the proceeds derived from the funded productions after the Company deducts a distribution fee, recoups all distribution expenses and releasing costs, and pays all applicable participations and residuals.

Maple Pictures Corp.  Represents the Company’s interest in Maple Pictures, a Canadian film, television and home video distributor. Maple Pictures was formed by a director of the Company, a former Lionsgate executive and a third party equity investor. Through July 17, 2007, the Company owned 10% of the common shares of Maple Pictures and accounted for its investment in Maple Pictures under the equity method of accounting. For the period from April 1, 2007 through July 17, 2007, the Company recorded 10% of the loss incurred by Maple Pictures amounting to approximately $0.1 million. On July 18, 2007, Maple Pictures repurchased all of the outstanding shares held by a third party investor, which increased the Company’s ownership of Maple Pictures requiring the Company to consolidate Maple Pictures for financial reporting purposes beginning on July 18, 2007. The Company had been reporting the results of Maple Pictures on a one quarter lag given its December 31 year end and the timing of the availability of its financial information. During the quarter ended March 31, 2008, Maple Pictures changed its year end to March 31 and its financial information is now available on a more timely basis; accordingly, the Company eliminated the lag in reporting the results of Maple Pictures such that the consolidated financial statements for the year ended March 31, 2008 include the results of Maple Pictures on a consolidated basis from July 18, 2007 through March 31, 2008. In accordance with EITF Issue No. 06-09, the Company has applied the change on a retrospective basis and has adjusted the results of the quarters ended December 31, 2007 and September 30, 2007, as presented in the unaudited quarterly data (see Note 20 of our accompanying consolidated financial statements) to eliminate the lag in reporting the results of Maple Pictures. For the periods prior to the quarter ended September 30, 2007, Maple Pictures was accounted for under the equity method and the impact of eliminating the lag was not material to the prior periods.

NextPoint, Inc.  On June 29, 2007, the Company purchased a 42% equity interest or 21,000,000 shares of the Series B Preferred Stock of NextPoint, Inc. (“Break.com”), an online video entertainment service provider operating under the branding of “Break.com.” The aggregate purchase price was approximately $21.4 million, which included $0.5 million of transaction costs, by issuing 1,890,189 of the Company’s common shares. The Company has a call option which is exercisable at any time from June 29, 2007 until the earlier of (i) 30 months after June 29, 2007 or (ii) a year after a change of control, as narrowly defined, to purchase all, but not less than all, of the remaining 58% equity interests (excluding any subsequent dilutive events of Break.com), including in-the-money stock options, warrants and other rights, of Break.com for $58 million in cash or common stock, at the Company’s option. The Company is recording its share of the Break.com results on a one quarter lag and, accordingly, during the year ended March 31, 2008, the Company recorded 42% of the loss incurred by Break.com from the date of investment through December 31, 2007.

Roadside Attractions, LLC.  Represents the Company’s 43% equity interest acquired on July 26, 2007 in Roadside Attractions, LLC (“Roadside”), an independent theatrical releasing company. The Company has a call option which is exercisable for a period of 90 days commencing on the receipt of certain audited financial statements for a period ending on the third anniversary of the investment to purchase all of the remaining 57%

equity interests of Roadside, at a price representative of the then fair value of the remaining interest. The Company is recording its share of the Roadside results on a one quarter lag and, accordingly, during the year ended March 31, 2008, the Company recorded 43% of the loss incurred by Roadside from the date of investment through December 31, 2007.

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

Income Taxes.  The Company is subject to federal and state income taxes in the U.S., and in several foreign jurisdictions in which we operate. We account for income taxes according to Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes” (“SFAS” No. 109”). SFAS No. 109 requires the recognition of deferred tax assets, net of applicable reserves, related to net operating loss carryforwards and certain temporary differences. The standard requires recognition of a future tax benefit to the extent that realization of such benefit is more likely than not or a valuation allowance is applied. Because of our historical operating losses, we have provided a valuation allowance against our net deferred tax assets. When we have a history of profitable operations sufficient to demonstrate that it is more likely than not that our deferred tax assets will be realized, the valuation allowance will be reversed. However, this assessment of our planned use of our deferred tax assets is an estimate which could change in the future depending upon the generation of taxable income in amounts sufficient to realize our deferred tax assets.

Goodwill.  Goodwill is reviewed annually for impairment within each fiscal year or between the annual tests if an event occurs or circumstances change that indicate it is more likely than not that the fair value of a reporting unit is less than its carrying value. The Company performs its annual impairment test as of December 31 in each fiscal year. The Company performed its annual impairment test on its goodwill as of December 31, 2007. No goodwill impairment was identified in any of the Company’s reporting units. Determining the fair value of reporting units requires various assumptions and estimates. The estimates of fair value include consideration of the future projected operating results and cash flows of the reporting unit. Such projections could be different than actual results. Should actual results be significantly less than estimates, the value of our goodwill could be impaired in the future.

Business Acquisitions.  The Company accounts for its business acquisitions as a purchase, whereby the purchase price is allocated to the assets acquired and liabilities assumed based on their estimated fair value. The excess of the purchase price over estimated fair value of the net identifiable assets is allocated to goodwill. Determining the fair value of assets and liabilities requires various assumptions and estimates. These estimates and assumptions are refined with adjustments recorded to goodwill as information is gathered and final appraisals are completed over the allocation period allowed under SFAS No. 141, “Business Combinations.” The changes in these estimates could impact the amount of assets, including goodwill and liabilities, ultimately recorded on our balance sheet as a result of an acquisition and could impact our operating results subsequent to such acquisition. We believe that our estimates have been materially accurate in the past.

Recent Accounting Pronouncements

Statement of Financial Accounting Standards No. 123(R).  Effective April 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R) using the modified-prospective transition method. Under such transition method, compensation cost recognized in the years ended March 31, 2008 and 2007 includes: (a) compensation cost for all stock options granted prior to, but not yet vested as of, April 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted on or after April 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). See Note 11 for further discussion of the Company’s stock-based compensation in accordance with SFAS No. 123(R).

FASB Issued Interpretation No. 48.  On July 13, 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN No. 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN No. 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted the provisions of FIN 48 effective April 1, 2007. Upon adoption, the Company recognized no adjustment of unrecognized tax benefits.

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

RESULTS OF OPERATIONS

Fiscal 2008 Compared to Fiscal 2007

Consolidated revenues in fiscal 2008 of $1.36 billion increased $384.3 million, or 39.3%, compared to $976.7 million in fiscal 2007. Motion pictures revenue of $1.15 billion in fiscal 2008 increased $292.7 million, or 34.1%, compared to $858.2 million in fiscal 2007. Television revenues of $210.1 million in fiscal 2008 increased $91.6 million, or 77.3%, compared to $118.5 million in fiscal 2007.

Motion Pictures Revenue

The increase in motion pictures revenue in fiscal 2008 was attributable to increases in theatrical, video, television, international, Mandate Pictures and other revenue. The following table sets forth the components of revenue for the motion pictures reporting segment for the fiscal year ended March 31, 2008 and 2007:

	Year Ended	Year Ended
	March 31,	March 31,	Increase (Decrease)
	2008	2007	Amount	Percent
	(Amounts in millions)

Motion Pictures
Theatrical	$191.7	$107.9	$83.8	77.7%
Video	623.5	528.3	95.2	18.0%
Television	115.9	109.3	6.6	6.0%
International	158.7	105.2	53.5	50.9%
Mandate Pictures	52.3	—	52.3	100.0%
Other	8.8	7.5	1.3	17.3%

	$1,150.9	$858.2	$292.7	34.1%

The following table sets forth the titles contributing significant motion pictures revenue for the fiscal year ended March 31, 2008 and 2007:

Year Ended March 31,
2008		2007
	Theatrical and Video		Theatrical and Video
Title	Release Date	Title	Release Date

Theatrical:		Theatrical:
3:10 to Yuma	September 2007	Akeelah and the Bee	April 2006
Good Luck Chuck	September 2007	Crank	September 2006
Meet The Browns	March 2008	Daddy’s Little Girls	February 2007
Rambo	January 2008	Employee of the Month	October 2006
Saw IV	October 2007	Happily N’Ever After	January 2007
The Eye	February 2008	Saw III	October 2006
The Bank Job	March 2008	See No Evil	May 2006
War	August 2007	The Descent	August 2006
Why Did I Get Married? — Feature	October 2007
Video:		Video:
3:10 to Yuma	January 2008	Akeelah and the Bee	August 2006
Bratz: The Movie	November 2007	An American Haunting	October 2006
Daddy’s Little Girls	June 2007	Crank	January 2007
Delta Farce	September 2007	Crash	September 2005
Good Luck Chuck	January 2008	Employee of the Month	January 2007
Happily N’Ever After	May 2007	Madea Goes to Jail	June 2006
Pride	June 2007	Madea’s Family Reunion	June 2006
Saw IV	January 2008	Saw III	January 2007
The Condemned	September 2007	See No Evil	November 2006
War	January 2008	The Descent	December 2006
Why Did I Get Married? — Feature	February 2008

Television:		Television:
Crank		Akeelah and the Bee
Daddy’s Little Girls		Hostel
Employee of the Month		Larry the Cable Guy: Health Inspector
Saw III		Lord of War
The Descent		Madea’s Family Reunion Saw II

International:		International:
Good Luck Chuck		Crank
Saw III		Saw
Saw IV		Saw II
The Condemned		Saw III
War		The Lost City

Theatrical revenue of $191.7 million increased $83.8 million, or 77.7%, in fiscal 2008 as compared to fiscal 2007 primarily due to the performance of the theatrical releases listed in the above table during fiscal 2008 as compared to the performance during fiscal 2007. In fiscal 2008, the titles listed in the above table as contributing significant theatrical revenue represented individually between 5% and 16% of total theatrical revenue and, in the aggregate, approximately 81% of total theatrical revenue. In fiscal 2007, the titles listed in the above table as contributing significant theatrical revenue represented individually between 5% and 32% of total theatrical revenue and, in the aggregate, approximately 92% of total theatrical revenue.

Video revenue of $623.5 million increased $95.2 million, or 18.0%, in fiscal 2008 as compared to fiscal 2007. The increase is primarily due to an increase in the amount of DVDs sold. The amount of DVDs sold increased primarily due to the performance of the theatrical releases in fiscal 2008 that were also subsequently released as home entertainment product in the current fiscal year. In fiscal 2008, the titles listed above as contributing significant video revenue represented individually between 2% to 9% of total video revenue and, in the aggregate, 48%, or $300.8 million of total video revenue for the year. In fiscal 2007, the titles listed above as contributing significant video revenue represented individually between 2% to 8% of total video revenue and, in the aggregate, 43%, or $227.9 million of total video revenue for the year. In fiscal 2008, $322.8 million, or 52%, of total video revenue was contributed by titles that individually make up less than 2% of total video revenue, and in fiscal 2007, this amounted to $300.4 million, or 57%, of total video revenue for the year.

Television revenue included in motion pictures revenue of $115.9 million in fiscal 2008 increased $6.6 million, or 6.0%, compared to fiscal 2007. In fiscal 2008, the titles listed above as contributing significant television revenue represented individually between 5% to 12% of total television revenue and, in the aggregate, 44%, or $50.7 million of total television revenue for the year. In fiscal 2007, the titles listed above as contributing significant television revenue represented individually between 5% to 12% of total television revenue and, in the aggregate, 49% or, $53.8 million of total television revenue for the year. In fiscal 2008, $65.5 million, or 56%, of total television revenue was contributed by titles that individually make up less than 5% of total video revenue, and in fiscal 2007, this amounted to $55.5 million, or 51%, of total video revenue for the year.

International revenue of $158.7 million increased $53.5 million, or 50.9%, in fiscal 2008 as compared to fiscal 2007. Lionsgate UK, established from the acquisition of Redbus in fiscal 2006, contributed $64.6 million, or 40.7% of international revenue in fiscal 2008, which included revenues from 3:10 to Yuma, Dirty Dancing, Good Luck Chuck, Saw III and Saw IV, compared to $45.0 million, or 42.8%, of total international revenue in fiscal 2007. In fiscal 2008, the titles listed in the table above as contributing significant international revenue, excluding revenue generated from these titles by Lionsgate UK, represented individually between 2% to 12% of total international revenue and, in the aggregate, 28%, or $44.5 million, of total international revenue for the year. In fiscal 2007, the titles listed in the table above as contributing significant revenue represented individually between 2% to 10% of total international revenue and, in the aggregate, 29%, or $30.8 million, of total international revenue for the year.

Mandate Pictures revenue includes revenue from the sales and licensing of domestic and worldwide rights of titles developed or acquired by Mandate Pictures to third-party distributors as well as various titles sold by Mandate International, LLC, one of the Company’s international divisions, to international sub-distributors. International revenue from Mandate titles is included in the Mandate Picture revenue in the table above. In the current fiscal year, Mandate Pictures revenue amounted to $52.3 million, which included the titles 30 Days of Night, Boogeyman II, Harold and Kumar Escape From Guantanamo Bay and Passengers.

Television Revenue

The following table sets forth the components and the changes in the components of revenue that make up television production revenue for the fiscal year ended March 31, 2008 and 2007:

	Year Ended	Year Ended
	March 31,	March 31,	Increase (Decrease)
	2008	2007	Amount	Percent
	(Amounts in millions)

Television Production
Domestic series licensing	$134.4	$82.4	$52.0	63.1%
Domestic television movies and miniseries	16.1	16.0	0.1	0.6%
International	37.6	11.0	26.6	241.8%
Video releases of television production	21.6	8.4	13.2	157.1%
Other	0.4	0.7	(0.3)	(42.9)%

	$210.1	$118.5	$91.6	77.3%

Revenues included in domestic series licensing from Debmar-Mercury increased $35.4 million to $50.2 million from $14.8 million in fiscal 2007 due to revenue from television series such as House of Payne, Family Feud and South Park. In addition, the following table sets forth the number of television episodes and hours delivered in the fiscal year ended March 31, 2008 and 2007, respectively, excluding television episodes delivered by the Company’s television syndication subsidiary, Debmar-Mercury:

		Year Ended				Year Ended
		March 31, 2008				March 31, 2007
		Episodes	Hours			Episodes	Hours

The Dead Zone Season 5	1hr	13	13.0	Dirty Dancing Reality TV Series	1hr	8	8.0
The Dresden Files	1hr	2	2.0	The Dresden Files	1hr	13	13.0
Mad Men	1hr	12	12.0	Wildfire Season 2	1hr	1	1.0
Wildfire Season 4	1hr	13	13.0	Wildfire Season 3	1hr	13	13.0
Weeds Season 3	1/2hr	15	7.5	Hidden Palms	1hr	8	8.0
Pilots	1/2hr	2	1.0	Lovespring International	1/2hr	13	6.5
				I Pity The Fool	1/2hr	6	3.0
				Weeds Season 2	1/2hr	12	6.0

		57	48.5			74	58.5

In fiscal 2008, the television episodes, not including pilot episodes, listed in the table above represented individually between 1% to 17% of domestic series revenue and, in the aggregate, 57%, or $76.8 million of total television revenue for the year. In fiscal 2007, the television episodes listed above represented individually between 1% to 21% of domestic series revenue and, in the aggregate, 79%, or $65.0 million of total television revenue for the year. Pilot episodes delivered in the current fiscal year represented approximately $4.1 million of domestic series licensing compared to less than $0.1 million in fiscal 2007.

Domestic television movies and miniseries revenue increased slightly in fiscal 2008 as compared to fiscal 2007 mainly due to the delivery of eight episodes of the miniseries The Kill Point in fiscal 2008, as compared to the delivery of The Lost Room miniseries and The Staircase Murders movie in fiscal 2007.

International revenue of $37.6 million increased by $26.6 million, or 241.8%, in fiscal 2008 mainly due to international revenue from Hidden Palms, Mad Men, The Dresden Files, The Dead Zone, The Kill Point, Weeds Season 3, Wildfire Season 3, and increased revenue from Weeds Season 2, compared to international revenue of $11.0 million in fiscal 2007 from The Lost Room, The Dresden Files, Wildfire Seasons 1 and 2, and Weeds Seasons 1 and 2.

The increase in revenue from video releases of television production is primarily driven by video revenue from Weeds Seasons 1 and 2, House of Payne, and The Dresden Files television series, and The Lost Room miniseries.

Direct Operating Expenses

The following table sets forth direct operating expenses by segment for the fiscal year ended March 31, 2008 and 2007:

	Year Ended			Year Ended
	March 31, 2008			March 31, 2007
	Motion			Motion
	Pictures	Television	Total	Pictures	Television	Total
	(Amounts in millions)

Direct operating expenses
Amortization of films and television programs	$257.9	$145.5	$403.4	$147.9	$93.7	$241.6
Participation and residual expense	212.7	44.3	257.0	184.5	12.2	196.7
Amortization of acquired intangible assets	1.5	—	1.5	0.9	—	0.9
Other expenses	0.5	0.1	0.6	(2.8)	0.4	(2.4)

	$472.6	$189.9	$662.5	$330.5	$106.3	$436.8

Direct operating expenses as a percentage of segment revenues	41.1%	90.4%	48.7%	38.5%	89.7%	44.7%

Direct operating expenses include amortization, participation and residual expenses and other expenses. Direct operating expenses of the motion pictures segment of $472.6 million for fiscal 2008 were 41.1% of motion pictures revenue, compared to $330.5 million, or 38.5% , of motion pictures revenue for fiscal 2007. The increase in direct operating expense of the motion pictures segment in fiscal 2008 as a percent of revenue is due to the change in the mix of titles and performance of the titles generating revenue compared to fiscal 2007. The benefit in other expense in fiscal 2007 resulted primarily from the collection of accounts receivable previously reserved of approximately $1.5 million. Direct operating expenses of the motion pictures segment included charges for write downs of investment in film costs of $23.7 million and $13.1 million in fiscal 2008 and fiscal 2007, respectively, due to the lower than anticipated actual performance or previously expected performance of certain titles. In fiscal 2008 there were seven write downs over $1.0 million aggregating $18.5 million. Approximately $4.8 million of the write downs related to underperformance on released titles and approximately $13.7 million of the write downs related to a change in expected performance and release plans due to review of the film and the test market results. In fiscal 2007, approximately $5.6 million of the write down related to the unanticipated poor performance at the box office of one motion picture and there were no other individual title write downs in fiscal 2007 that exceeded $1.0 million.

Direct operating expenses of the television segment of $189.9 million for fiscal 2008 were 90.4% of television revenue, compared to $106.3 million, or 89.7% of television revenue for fiscal 2007. The increase in direct operating expense of the television segment in fiscal 2008 is due primarily to the increase in television production revenue compared to fiscal 2007, and, in part to, the write off of film costs associated with two television pilots of approximately $2.0 million, and the write off of approximately $3.3 million of film costs associated with a television series in fiscal 2008. The increase in direct operating expense of the television segment in fiscal 2008 as a percent of revenue is due to the change in the mix of titles generating revenue compared to fiscal 2007.

Distribution and Marketing Expenses

The following table sets forth distribution and marketing expenses by segment for the fiscal year ended March 31, 2008 and 2007:

	Year Ended			Year Ended
	March 31, 2008			March 31, 2007
	Motion			Motion
	Pictures	Television	Total	Pictures	Television	Total
	(Amounts in millions)

Distribution and marketing expenses
Theatrical	$326.3	$—	$326.3	$149.7	$—	$149.7
Home Entertainment	238.7	7.4	246.1	202.0	2.8	204.8
Television	3.3	4.4	7.7	2.3	3.6	5.9
International	49.5	4.7	54.2	40.8	2.0	42.8
Other	1.3	0.1	1.4	1.2	—	1.2

	$619.1	$16.6	$635.7	$396.0	$8.4	$404.4

The majority of distribution and marketing expenses relate to the motion pictures segment. Theatrical prints and advertising (“P&A”) in the motion pictures segment in fiscal 2008 of $326.3 million increased $176.6 million, or 118.0%, compared to $149.7 million in fiscal 2007. Domestic theatrical P&A from the motion pictures segment in fiscal 2008 included P&A incurred on the release of titles such as 3:10 to Yuma, Bratz: The Movie, Bug, Hostel 2, Good Luck Chuck, Meet the Browns, Rambo, The Eye, Saw IV, War, and Why Did I Get Married?, which individually represented between 5% and 13% of total theatrical P&A and, in the aggregate, accounted for 80% of the total theatrical P&A. Domestic theatrical P&A from the motion pictures segment in fiscal 2007 included P&A incurred on the release of titles such as Akeelah and the Bee, Crank, Daddy’s Little Girls, Employee of the Month, Saw III, See No Evil, and The Descent, which individually represented between 7% and 16% of total theatrical P&A and, in the aggregate, accounted for 91% of the total theatrical P&A. In fiscal 2008, Bug, Hostel 2, and Bratz: The Movie, individually represented between 5% and 7% of total theatrical P&A and, in the aggregate, accounted for 18% of total theatrical P&A, and individually contributed less than 5% of total theatrical revenue, and, in the aggregate, contributed less than 10% of total theatrical revenue.

Home entertainment distribution and marketing costs on motion pictures and television product in fiscal 2008 of $246.1 million increased $41.3 million, or 20.2%, compared to $204.8 million in fiscal 2007. The increase in home entertainment distribution and marketing costs is mainly due to the increase in the volume and the size of marketing campaigns in the current fiscal year compared to the prior fiscal year and increase in distribution costs associated with the increase in revenue. Home entertainment distribution and marketing costs as a percentage of video revenues was 38.1% and 38.2% in fiscal 2008 and fiscal 2007, respectively.

International distribution and marketing expenses in fiscal 2008 includes $42.4 million of distribution and marketing costs from Lionsgate UK as a result of the acquisition of Redbus, compared to $31.3 million in fiscal 2007.

General and Administrative Expenses

The following table sets forth general and administrative expenses by segment for the fiscal year ended March 31, 2008 and 2007:

	Year Ended	Year Ended
	March 31,	March 31,	Increase (Decrease)
	2008	2007	Amount	Percent
	(Amounts in millions)

General and Administrative Expenses
Motion Pictures	$43.0	$31.1	$11.9	38.3%
Television	6.7	3.7	3.0	81.1%
Corporate	69.4	56.0	13.4	23.9%

	$119.1	$90.8	$28.3	31.2%

The increase in general and administrative expenses of the motion pictures segment of $11.9 million, or 38.3%, is primarily due to general and administrative expenses of Mandate Pictures which was acquired in September 2007, of approximately $3.1 million, general and administrative expense of Maple Pictures of $2.6 million consolidated since July 18, 2007, increases in general and administrative expenses from Lionsgate U.K. of approximately $1.2 million associated with the growth in revenue in our U.K. operations, and $0.6 million associated primarily with legal fees from our Australian subsidiary. The remaining increase of $4.4 million is primarily due to increases in salaries and related expenses related to additional personnel associated with the growth in revenue. In fiscal 2008, $4.1 million of motion picture production overhead was capitalized compared to $2.5 million in fiscal 2007.

The increase in general and administrative expenses of the television segment of $3.0 million, or 81.1%, is primarily due to an increase in salaries and related expenses of approximately $2.6 million associated with higher salaries and an increase in the number of full-time employees, an increase in professional fees of approximately $0.3 million and an increase in other general overhead costs of approximately $0.1 million. Approximately $1.6 million of the increase is from our Debmar-Mercury subsidiary which was acquired in July 2006. The remaining increase in salary and related expenses is primarily related to additional personnel associated with the growth in revenue. In fiscal 2008, $3.9 million of television production overhead was capitalized compared to $3.4 million in fiscal 2007.

The increase in corporate general and administrative expenses of $13.4, or 23.9%, is primarily due to an increase in stock-based compensation of approximately $3.4 million, an increase in salaries and related expenses of approximately $8.6 million, an increase in professional fees of approximately $0.4 million and an increase in other general overhead costs of approximately $1.0 million. The increase in salaries and related expenses of $8.6 million was partly due to higher salaries and increases in the number of full-time employees, and also includes a $1.5 million special bonus related to the closing of the Company’s theatrical slate financing agreement on May 25, 2007, as amended.

The following table sets forth stock-based compensation expense (benefit) for the fiscal year ended March 31, 2008 and 2007:

	Year Ended	Year Ended
	March 31,	March 31,	Increase (Decrease)
	2008	2007	Amount	Percent
	(Amounts in millions)

Stock Based Compensation Expense (Benefit):
Stock options	$3.4	$2.6	$0.8	30.8%
Restricted share units	10.4	4.4	6.0	136.4%
Stock appreciation rights	(1.7)	1.7	(3.4)	(200.0)%

	$12.1	$8.7	$3.4	39.1%

At March 31, 2008, as disclosed in Note 11 to the consolidated financial statements, there were unrecognized compensation costs of approximately $24.7 million related to stock options and restricted stock units previously granted, including the first annual installment of share grants that were subject to performance targets, which will be expensed over the remaining vesting periods. At March 31, 2008, 828,542 shares of restricted stock units have been awarded to four key executive officers, the vesting of which will be subject to performance targets to be set annually by the Compensation Committee of the Board of Directors of the Company. These restricted stock units will vest in three, four, and five annual installments assuming annual performance targets to be set annually have been met. The fair value of the 828,542 shares whose future annual performance targets have not been set was $8.1 million, based on the market price of the Company’s common shares as of March 31, 2008. The market value will be remeasured when the annual performance criteria are set and the value will be expensed over the remaining vesting periods once it becomes probable that the performance targets will be satisfied.

Depreciation and Other Expenses (Income)

Depreciation of $4.0 million in fiscal 2008 increased $1.2 million, or 42.9%, from $2.8 million in fiscal 2007, primarily due to purchases of property and equipment in the prior year of $8.3 million that were depreciated for an entire year in the current fiscal year compared to $5.6 million in purchases in fiscal 2006.

Fiscal 2008 interest expense of $16.4 million decreased $1.4 million, or 7.9%, from $17.8 million in fiscal 2007, mainly due to the conversion of the 4.875% senior subordinated notes on December 15, 2006, which resulted in $1.9 million less interest expense in the current fiscal year compared to the prior fiscal year, offset by an increase of $0.5 million attributable to $0.4 million in interest expense from certain production loans from Mandate Pictures and $0.1 million attributable to the addition of $3.7 million in other financing obligations in the current fiscal year.

Interest and other income was $11.3 million for the fiscal year ended March 31, 2008, compared to $11.9 million for the year ended March 31, 2007. Interest and other income in fiscal 2008 was earned on the cash balance and available-for-sale investments held during fiscal 2008.

Gain on sale of equity securities of $2.9 million for the fiscal year ended March 31, 2008 resulted primarily from the sale of shares held and purchased in Magna Pacific (Holdings) Limited, an Australian film distributor. Gain on sale of equity securities of $1.7 million for the fiscal year ended March 31, 2007 resulted from the sale of the Company’s investment of 4,033,996 common shares of Image Entertainment, Inc (“Image”).

The Company’s equity interests in fiscal 2008 included a $5.4 million loss from the Company’s 33.33% equity interests in FEARnet, a $0.1 million loss from the Company’s 10% equity interest in Maple Pictures prior to July 18, 2007, a loss of $1.0 million from the Company’s 42% equity interest in Break.com, a $0.9 million loss from the Company’s 43% equity interest in Roadside, and a loss of $0.2 million from the Company’s 50% equity interest in Elevation. The equity interests in fiscal 2007 consisted of a $1.5 million loss from the Company’s 33.33% equity interests in FEARnet, a $1.0 million loss from the Company’s 18.8% equity interest (on a fully diluted basis) in CinemaNow, and a $0.1 million loss from the Company’s 10% equity interest in Maple Pictures.

The Company had an income tax expense of $4.0 million, or (5.8%) of loss before income taxes in fiscal 2008, compared to an expense of $7.7 million, or 21.8%, of income before income taxes in fiscal 2007. The tax expense reflected in the current year is primarily attributable to U.S. state taxes. The Company’s actual annual effective tax rate will differ from the statutory federal rate as a result of several factors, including changes in the valuation allowance against net deferred tax assets, non-temporary differences, foreign income taxed at different rates, and state and local income taxes. Income tax loss carryforwards amount to approximately $87.5 million for U.S. federal income tax purposes available to reduce income taxes over twenty years, $73.3 million for U.S. state income tax purposes available to reduce income taxes over future years with varying expirations, $21.6 million for Canadian income tax purposes available to reduce income taxes over 19 years with varying expirations, and $19.8 million for UK income tax purposes available indefinitely to reduce future income taxes.

Net loss for the fiscal year ended March 31, 2008 was $74.0 million, or basic net loss per share of $0.62, on 118.4 million weighted average common shares outstanding. This compares to net income for the year ended March 31, 2007 of $27.5 million, or basic net income per share of $0.25, on 108.4 million weighted average common shares outstanding. Diluted net income per share for the year ended March 31, 2007 was $0.25 on 111.2 million weighted average common shares outstanding.

Fiscal 2007 Compared to Fiscal 2006

Consolidated revenues in fiscal 2007 of $976.7 million represent an increase of $31.3 million, or 3.3%, compared to $945.4 million in fiscal 2006. Motion pictures revenue of $858.2 million in fiscal 2007 increased $45.8 million, or 5.6%, compared to $812.4 million in fiscal 2006. Television revenues of $118.5 million in fiscal 2007 decreased by $14.4 million, or 10.8%, compared to $132.9 million in fiscal 2006.

Motion Pictures Revenue

The increase in motion pictures revenue in fiscal 2007 was mainly attributable to increases in television and international revenue, offset by a decrease in theatrical revenue. The following table sets forth the components of revenue for the motion pictures reporting segment for the fiscal year ended March 31, 2007 and 2006:

	Year Ended	Year Ended
	March 31,	March 31,	Increase (Decrease)
	2007	2006	Amount	Percent
	(Amounts in millions)

Motion Pictures
Theatrical	$107.9	$145.5	$(37.6)	(25.8)%
Video	528.3	527.2	1.1	0.2%
Television	109.3	72.9	36.4	49.9%
International	105.2	61.2	44.0	71.9%
Other	7.5	5.6	1.9	33.9%

	$858.2	$812.4	$45.8	5.6%

The following table sets forth the titles contributing significant motion pictures revenue for the fiscal year ended March 31, 2007 and 2006:

Year Ended March 31,
2007		2006
	Theatrical and Video		Theatrical and Video
Title	Release Date	Title	Release Date

Theatrical:		Theatrical:
Akeelah and the Bee	April 2006	Crash	May 2005
Crank	September 2006	Hostel	January 2006
Daddy’s Little Girls	February 2007	Lord of War	September 2005
Employee of the Month	October 2006	Madea’s Family Reunion	February 2006
Happily N’Ever After	January 2007	Saw II	October 2005
Saw III	October 2006	The Devil’s Rejects	July 2005
See No Evil	May 2006	Waiting	October 2005
The Descent	August 2006
Video:		Video:
Akeelah and the Bee	August 2006	Barbie and the Magic of Pegasus	September 2005
An American Haunting	October 2006	Barbie Mermaidia	March 2006
Crank	January 2007	Crash	September 2005
Crash	September 2005	Diary of a Mad Black Woman	June 2005
Employee of the Month	January 2007	Lord of War	January 2006
Madea Goes to Jail	June 2006	Saw	February 2005
Madea’s Family Reunion	June 2006	Saw II	February 2006
Saw III	January 2007	The Devil’s Rejects	November 2005
See No Evil	November 2006	Waiting	February 2006
The Descent	December 2006

Television:		Television:
Akeelah and the Bee		Crash
Hostel		Diary of a Mad Black Woman
Larry the Cable Guy: Health Inspector		Open Water
Lord of WarSaw
Madea’s Family Reunion		The Cookout
Saw II
International:		International:
Crank		Dirty Dancing
Saw		Happy Endings
Saw II		Hotel Rwanda
Saw III		In the Mix
The Lost City		Saw

Saw II

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

Video revenue of $528.3 million increased $1.1 million or 0.2% in fiscal 2007 as compared to fiscal 2006. The increase is primarily due to an increase in revenue contributed by titles that individually make up less than 2% of total video revenue as compared to fiscal 2006, which was partially offset by a decrease in revenue generated from the titles listed in the above table. In fiscal 2007, $300.4 million, or 57%, of total video revenue was contributed by titles that individually make up less than 2% of total video revenue, and in fiscal 2006 this amounted to $284.2 million or 54% of total video revenue. The titles listed above as contributing significant video revenue in fiscal 2007 represented individually between 2% to 8% of total video revenue and, in the aggregate, 43%, or

$227.9 million of total video revenue for the year. In fiscal 2006, the titles listed above as contributing significant video revenue represented individually between 2% to 9% of total video revenue and, in the aggregate, 46%, or $243.0 million of total video revenue for the year.

Television revenue included in motion pictures revenue of $109.3 million in fiscal 2007 increased $36.4 million, or 49.9%, compared to fiscal 2006. The increase is due to more theatrical titles with television windows opening in fiscal 2007 as compared to fiscal 2006. In fiscal 2007, the titles listed above as contributing significant television revenue represented individually between 5% to 12% of total television revenue and, in the aggregate, 49%, or $53.8 million of total television revenue for the year. In fiscal 2006, the titles listed above as contributing significant television revenue represented individually between 5% to 16% of total television revenue and, in the aggregate, 59%, or $43.1 million of total television revenue for the year.

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

Television Revenue

The following table sets forth the components of revenue that make up television production revenue for the fiscal year ended March 31, 2007 and 2006:

	Year Ended	Year Ended
	March 31,	March 31,	Increase (Decrease)
	2007	2006	Amount	Percent
	(Amounts in millions)

Television Production
Domestic series licensing	$82.4	$107.6	$(25.2)	(23.4)%
Domestic television movies and miniseries	16.0	3.9	12.1	NM
International	11.0	19.0	(8.0)	(42.1)%
Video releases of television production	8.4	2.4	6.0	250.0%
Other	0.7	—	0.7	100.0%

	$118.5	$132.9	$(14.4)	(10.8%)

(NM)	Percentage not meaningful.

The following table sets forth the number of television episodes and hours delivered in the fiscal year ended March 31, 2007 and 2006, respectively, excluding television episodes delivered by Debmar-Mercury:

		Year Ended				Year Ended
		March 31, 2007				March 31, 2006
		Episodes	Hours			Episodes	Hours

Dirty Dancing Reality TV Series	1hr	8	8.0	The Dead Zone Season 4	1hr	23	23.0
The Dresden Files	1hr	13	13.0	Wildfire Season 1	1hr	13	13.0
Wildfire Season 2	1hr	1	1.0	Wildfire Season 2	1hr	12	12.0
Wildfire Season 3	1hr	13	13.0	Missing Season 3	1hr	19	19.0
Hidden Palms	1hr	8	8.0	The Cut	1hr	13	13.0
Lovespring International	1/2hr	13	6.5	Weeds Season 1	1/2hr	10	5.0
I Pity The Fool	1/2hr	6	3.0
Weeds Season 2	1/2hr	12	6.0

		74	58.5			90	85.0

In addition to the above, domestic series licensing for fiscal 2007 includes $14.8 million of revenue from the July 3, 2006 acquisition of Debmar-Mercury.

Domestic television movies and miniseries revenue increased in fiscal 2007 mainly due to the delivery of The Lost Room miniseries and The Staircase Murders movie, as compared to the delivery of Three Wise Guys movie in fiscal 2006.

International revenue of $11.0 million decreased by $8.0 million or 42.1% in fiscal 2007 mainly due to decreases in international revenue from Missing, The Dead Zone, and The Cut offset by increases in international revenue from The Lost Room, The Dresden Files, and Wildfire, compared to international revenue of $19.0 million in fiscal 2006.

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

Distribution and Marketing Expenses

The following table sets forth distribution and marketing expenses by segment for the fiscal year ended March 31, 2007 and 2006:

	Year Ended			Year Ended
	March 31, 2007			March 31, 2006
	Motion			Motion
	Pictures	Television	Total	Pictures	Television	Total
			(Amounts in millions)

Distribution and marketing expenses
Theatrical	$149.7	$—	$149.7	$170.0	$0.3	$170.3
Home Entertainment	202.0	2.8	204.8	209.4	2.0	211.4
Television	2.3	3.6	5.9	2.1	0.1	2.2
International	40.8	2.0	42.8	10.5	0.8	11.3
Other	1.2	—	1.2	4.1	—	4.1

	$396.0	$8.4	$404.4	$396.1	$3.2	$399.3

The majority of distribution and marketing expenses relate to the motion pictures segment. Theatrical prints and advertising (“P&A”) in the motion pictures segment in fiscal 2007 of $149.7 million decreased $20.3 million, or 11.9%, compared to $170.0 million in fiscal 2006. Domestic theatrical P&A from the motion pictures segment in fiscal 2007 included P&A incurred on the release of titles such as Akeelah and the Bee, Crank, Daddy’s Little Girls, Employee of the Month, Saw III, See No Evil, and The Descent, which individually represented between 7% and 16% of total theatrical P&A and, in the aggregate, accounted for 91% of the total theatrical P&A. Theatrical P&A in fiscal 2006 included P&A incurred on the release of titles such as Saw II, Crash, Lord of War, Madea’s Family Reunion, In the Mix, The Devil’s Rejects, High Tension, Rize, Undiscovered, and Waiting, which individually represented between 3% and 15% of total theatrical P&A and, in the aggregate, accounted for 92% of total theatrical P&A. Undiscovered, Rize, High Tension and In the Mix, released theatrically during fiscal 2006 represented $44.8 million or 26% of theatrical P&A in fiscal 2006 and each individually contributed less than 3% and, in the aggregate, approximately 5% of total theatrical revenue in fiscal 2006.

Home entertainment distribution and marketing costs on motion pictures and television product in fiscal 2007 of $204.8 million decreased $6.6 million, or 3.1% , compared to $211.4 million in fiscal 2006. Home entertainment distribution and marketing costs as a percentage of video revenues was 38.2% and 39.9% in fiscal 2007 and fiscal

2006, respectively. This small decrease is mainly due to slightly higher performance in relation to distribution and marketing cost of the video releases in fiscal 2007 as compared to fiscal 2006.

International distribution and marketing expenses in fiscal 2007 includes $31.3 million of distribution and marketing costs from Lionsgate UK as a result of the acquisition of Redbus, compared to $3.9 million in fiscal 2006. Distribution and marketing expenses of the television segment includes $3.4 million as a result of the July 3, 2006 acquisition of Debmar-Mercury in fiscal 2007.

General and Administrative Expenses

The following table sets forth general and administrative expenses by segment for the fiscal year ended March 31, 2007 and 2006:

	Year Ended	Year Ended
	March 31,	March 31,	Increase (Decrease)
	2007	2006	Amount	Percent
	(Amounts in millions)

General and Administrative Expenses
Motion Pictures	$31.1	$26.5	$4.6	17.4%
Television	3.7	0.5	3.2	NM
Corporate	56.0	42.9	13.1	30.5%

	$90.8	$69.9	$20.9	29.9%

(NM)	Percentage not meaningful.

The increase in general and administrative expenses is primarily due to corporate general and administration expenses of $56.0 million which increased by $13.1 million or 30.5% compared to $42.9 million in fiscal 2006. The increase in corporate general and administrative expenses is primarily due to an increase in stock based compensation of approximately $7.1 million, an increase in salaries and related expenses of approximately $4.1 million, an increase in professional fees of $1.5 million and an increase in other general overhead costs. In fiscal 2007, $5.9 million of production overhead was capitalized compared to $5.2 million in fiscal 2006.

The following table sets forth stock-based compensation expense (benefit) for the years ended March 31, 2007 and 2006:

	Year Ended	Year Ended
	March 31,	March 31,	Increase (Decrease)
	2007	2006	Amount	Percent
	(Amounts in millions)

Stock Based Compensation Expense (Benefit):
Stock options	$2.6	$—	$2.6	100.0%
Restricted share units	4.4	1.7	2.7	158.8%
Stock appreciation rights	1.7	(0.3)	2.0	NM

	$8.7	$1.4	$7.3	NM

(NM)	Percentage not meaningful.

At March 31, 2007, as disclosed in Note 11 to the consolidated financial statements, there were unrecognized compensation costs of approximately $21.7 million related to stock options and restricted stock units previously granted which will be expensed over the remaining vesting periods. In addition, in fiscal 2007 the Company agreed to issue 653,332 shares of restricted stock units to two key executive officers, the vesting of which will be subject to performance targets to be set annually by the Compensation Committee of the Board of Directors of the Company. These restricted stock units will vest in four annual installments assuming annual performance targets set annually have been met. The fair value of all of these shares as of March 31, 2007 was $7.5 million based on the market price of the Company’s common shares as of March 31, 2007. The market value will be remeasured when the performance criteria are set and the value will be expensed over the remaining vesting periods once it becomes probable that the performance targets will be satisfied.

The increase in general and administrative expenses of the motion pictures segment of $4.6 million or 17.4% is primarily due to general and administrative costs associated with Lionsgate UK. The increase in general and administrative expenses of the television segment is primarily due to the July 3, 2006 acquisition of Debmar-Mercury.

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

Gain on sale of equity securities of $1.7 million for the fiscal year ended March 31, 2007 resulted from the sale of the Company’s investment of 4,033,996 common shares of Image, as compared to nil for the fiscal year ended March 31, 2006.

The Company’s equity interests in fiscal 2007 included a $1.5 million loss from the Company’s 33.33% equity interests in FEARnet, a $1.0 million loss from the Company’s 18.8% equity interests in CinemaNow, and a $0.1 million loss from the Company’s 10% equity interest in Maple Pictures. The Company’s equity interests from FEARnet related to its $5.1 million investment during fiscal 2007, and the Company’s equity interests from CinemaNow related to its $1.0 million investment during fiscal 2007. Equity interests of $0.1 million for the fiscal year ended March 31, 2006 includes $0.1 million equity interest in the loss of Maple Pictures consisting of 10% of the losses of Maple Pictures.

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

Convertible Senior Subordinated Notes.  In December 2003, Lions Gate Entertainment Inc., a wholly-owned subsidiary of the Company (“LGEI”), sold $60.0 million of 4.875% Convertible Senior Subordinated Notes that were to mature on December 15, 2010 (the “4.875% Notes”). The Company received $57.0 million of net proceeds, after paying placement agents’ fees from the sale of the 4.875% Notes. Offering expenses were $0.7 million. The 4.875% Notes were convertible, at the option of the holder, at any time before the close of business on the business day immediately preceding the maturity date of the 4.875% Notes, unless previously redeemed, into the Company’s common shares at a conversion rate of 185.0944 shares per $1,000 principal amount of the 4.875% Notes, which is equal to a conversion price of approximately $5.40 per share. On December 15, 2006, pursuant to the Company’s optional redemption, all of the noteholders voluntarily elected to convert their notes into the Company’s common shares pursuant to the indenture. A total of $60 million of principal was converted into 11,111,108 common shares at a conversion price of $5.40 per share. In connection with this conversion, the principal amount net of the unamortized portion of the financing costs associated with the original conversion of the 4.875% Notes of approximately $2.1 million was recorded as an increase to common shares.

In October 2004, LGEI sold $150 million of 2.9375% Convertible Senior Subordinated Notes that mature on October 15, 2024 (the “2.9375% Notes”). The Company received $146.0 million of net proceeds after paying placement agents’ fees from the sale of the 2.9375% Notes. Offering expenses were $0.7 million. The 2.9375% Notes are convertible at the option of the holder, at any time prior to maturity, upon satisfaction of certain conversion contingencies, into common shares of the Company at a conversion rate of 86.9565 shares per $1,000 principal amount of the 2.9375% Notes, which is equal to a conversion price of approximately $11.50 per share, subject to adjustment upon certain events. From October 15, 2009 to October 14, 2010, LGEI may redeem the 2.9375% Notes at 100.839%; from October 15, 2010 to October 14, 2011, LGEI may redeem the 2.9375% Notes at 100.420%; and thereafter, LGEI may redeem the notes at 100%.

In February 2005, LGEI sold $175.0 million of 3.625% Convertible Senior Subordinated Notes that mature on March 15, 2025 (the “3.625% Notes”). The Company received $170.2 million of net proceeds after paying placement agents’ fees from the sale of the 3.625% Notes. Offering expenses were approximately $0.6 million. The 3.625% Notes are convertible at the option of the holder, at any time prior to maturity, into common shares of the Company at a conversion rate of 70.0133 shares per $1,000 principal amount of the 3.625% Notes, which is equal to a conversion price of approximately $14.28 per share, subject to adjustment upon certain events. LGEI may redeem the 3.625% Notes at its option on or after March 15, 2012 at 100% of their principal amount plus accrued and unpaid interest.

Credit Facility.  At March 31, 2008, the Company had a $215 million revolving line of credit, of which $10 million is available for borrowing by Lionsgate UK in either U.S. dollars or British pounds sterling. At March 31, 2008, the Company had no borrowings (March 31, 2007 — nil) under the credit facility. The credit facility expires December 31, 2008 and bears interest at 2.75% over the “Adjusted LIBOR” or the “Canadian

Bankers Acceptance” rate (each as defined in the credit facility), or 1.75% over the U.S. or Canadian prime rates. The availability of funds under the credit facility is limited by the borrowing base. Amounts available under the credit facility are also limited by outstanding letters of credit which amounted to $22.7 million at March 31, 2008. At March 31, 2008, there was $192.3 million available under the credit facility. The Company is required to pay a monthly commitment fee of 0.50% per annum on the total credit facility of $215 million less the amount drawn. Right, title and interest in and to all personal property of Lions Gate Entertainment Corp. and Lions Gate Entertainment Inc. is pledged as security for the credit facility. The credit facility is senior to the Company’s film obligations and senior subordinated notes. The credit facility restricts the Company from paying cash dividends on its common shares. Additionally, our credit facility expires on December 31, 2008. While we intent to renew the facility prior to such date and with similar or greater availability, we cannot assure you that additional financing will be available on terms favorable to us, or at all.

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

Filmed Entertainment Backlog.  Backlog represents the amount of future revenue not yet recorded from contracts for the licensing of films and television product for television exhibition and in international markets. Backlog at March 31, 2008 and 2007 is $437.4 million and $320.2 million, respectively.

Cash Flows Provided by Operating Activities.  Cash flows provided by operating activities of continuing operations in the year ended March 31, 2008 were $89.2 million, compared to cash flows provided by operating activities of continuing operations in the year ended March 31, 2007 of $59.7 million, and cash flows provided by operating activities of continuing operations in the year ended March 31, 2006 of $52.7 million. The change in cash provided by operating activities in fiscal 2008 as compared to fiscal 2007 is primarily due to the net loss incurred in the year ended March 31, 2008, increases in accounts receivables and increases in investment in film, offset by increases in amortization expense, and increases in participation and residuals. The increase in cash flows provided by operating activities in fiscal 2007 as compared to fiscal 2006 is primarily due to decreases in accounts payable and accrued liabilities, unpresented bank drafts, and participations and residuals, offset by an increase in cash provided by the decrease in accounts receivable and deferred revenue. Cash flows provided by operating activities of discontinued operations in the years ended March 31, 2008 and 2007 were nil compared to cash flows provided by operating activities of discontinued operations in the year ended March 31, 2006 of $2.6 million.

Cash Flows Provided by/Used in Investing Activities.  Cash flows provided by investing activities of $201.3 million for the year ended March 31, 2008 consisted of net proceeds from the sale of $237.4 million of auction rate securities, $19.3 million in net proceeds from the sale of equity securities, $3.6 million for purchases of property and equipment, $6.5 million for the investment in equity method investees, $3.0 million for a note receivable from Break.com, $41.2 million for the acquisition of Mandate Pictures, net of unrestricted cash. Cash flows used in investing activities of continuing operations of $107.6 million in the year ended March 31, 2007 consisted of net purchases of $70.0 million of investments available-for-sale, $8.3 million for purchases of property and equipment, $24.1 million for the acquisition of Debmar-Mercury, net of cash acquired, and $5.1 million for the investment in FEARnet. Cash flows used in investing activities of continuing operations of $165.4 million in the year ended March 31, 2006 included the purchase of a net $170.6 million of investments available-for-sale, $27.1 million for the Company’s acquisition of Redbus, net of cash acquired, $5.6 million for purchases of property and equipment partially offset by cash received from the sale of studio facilities of $34.9 million and from the sale of the Company’s investment in Christal Distribution of $2.9 million. Cash flows provided by investing activities of discontinued operations were nil for the years ended March 31, 2008 and 2007 and $0.1 million for the year ended March 31, 2006.

Cash Flows Provided by Financing Activities.  Cash flows provided by financing activities of $28.4 million in the year ended March 31, 2008 consisted of cash received from borrowings and the exercise of stock options of $167.4 million, offset by $97.1 million repayment of production obligations, repayment of $14.3 million of debt assumed from the Mandate Pictures acquisition, $22.3 million paid for the repurchase of the Company’s common shares and $5.3 million paid for withholding requirements associated with the exercise of stock options. Cash flows provided by financing activities from continuing operations of $52.4 million in the year ended March 31, 2007 consisted of cash received from borrowings and the exercise of stock options of $101.4 million, offset by $49.0 million repayment of production obligations. Cash flows provided by financing activities of continuing operations in the year ended March 31, 2006 of $47.4 million were comprised primarily of cash received from borrowings and the exercise of stock options of $94.0 million, offset by $24.8 million repayment of production obligations, $16.2 million used to pay off the remaining mortgages payable in connection with the Company’s sale of its studio facility and $5.0 million for the repayment of a promissory note. Cash flows used in financing activities of discontinued operations were nil for the years ended March 31, 2008 and 2007, and $2.7 million for the year ended March 31, 2006.

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

Future commitments under contractual obligations as of March 31, 2008 are as follows:

	Year Ended March 31,
	2009	2010	2011	2012	2013	Thereafter	Total
	(Amounts in thousands)

Future annual repayment of debt and other financing obligations as of March 31, 2008
Production obligations(1)	$163,794	$13,685	$40,644	$29,988	$—	$—	$248,111
Interest payments on subordinated notes and other financing obligations	11,046	11,046	11,046	11,046	10,776	124,594	179,554
Subordinated notes and other financing obligations	—	—	—	—	3,718	325,000	328,718

	$174,840	$24,731	$51,690	$41,034	$14,494	$449,594	$756,383

Contractual commitments by expected repayment date
Film obligations(1)	$29,905	$—	$—	$—	$—	$—	$29,905
Distribution and marketing commitments(2)	39,123	28,000	—	—	—	—	67,123
Minimum guarantee commitments(3)	167,057	54,626	43,300	1,750	—	—	266,733
Production obligation commitments(3)	33,905	49,155	7,157	—	—	—	90,217
Operating lease commitments	7,502	8,801	8,239	4,347	2,672	1,689	33,250
Other contractual obligations	13,095	257	221	185	—	—	13,758
Employment and consulting contracts	29,253	17,578	10,824	1,587	377	—	59,619

	$319,840	$158,417	$69,741	$7,869	$3,049	$1,689	$560,605

Total future commitments under contractual obligations	$494,680	$183,148	$121,431	$48,903	$17,543	$451,283	$1,316,988

(1)	Film and production obligations include minimum guarantees, theatrical marketing obligations and production obligations as disclosed in Note 8 of our consolidated financial statements. Repayment dates are based on anticipated delivery or release date of the related film or contractual due dates of the obligation.

(2)	Distribution and marketing commitments represent contractual commitments for future expenditures associated with distribution and marketing of films which the Company will distribute. The payment dates of these amounts are primarily based on the anticipated release date of the film.

(3)	Minimum guarantee commitments represent contractual commitments related to the purchase of film rights for future delivery. Production obligation commitments represent amounts committed for future film production and development to be funded through production financing and recorded as a production obligation liability. Future payments under these obligations are based on anticipated delivery or release dates of the related film or contractual due dates of the obligation. The amounts include future interest payments associated with the obligations.

Off-Balance Sheet Arrangements

We do not have any transactions, arrangements and other relationships with unconsolidated entities that will affect our liquidity or capital resources. We have no special purpose entities that provided off-balance sheet financing, liquidity or market or credit risk support, nor do we engage in leasing, hedging or research and development services, that could expose us to liability that is not reflected on the face of our financial statements.

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

Currency Rate Risk.  The Company enters into forward foreign exchange contracts to hedge its foreign currency exposures on future production expenses denominated in Canadian dollars. As of March 31, 2008, the Company had outstanding contracts to sell CDN$7.6 million in exchange for US$7.3 million over a period of six weeks at a weighted average exchange rate of CDN$0.96, and to buy CDN$4.0 million in exchange for US$4.0 million over a period of four weeks at a weighted average exchange rate of CDN$0.9992. Changes in the fair value representing a net unrealized fair value loss on foreign exchange contracts that qualified as effective hedge contracts outstanding during the year ended March 31, 2008 amounted to $0.3 million and are included in accumulated other comprehensive income (loss), a separate component of shareholders’ equity. Changes in the fair value representing a net unrealized fair value gain on foreign exchange contracts that did not qualify as effective hedge contracts outstanding during the year ended March 31, 2008 amounted to $0.2 million and are included in earnings. During the year ended March 31, 2008, the Company completed foreign exchange contracts denominated in Canadian dollars. The net gains resulting from the completed contracts were $2.1 million. These contracts are entered into with a major financial institution as counterparty. The Company is exposed to credit loss in the event of nonperformance by the counterparty, which is limited to the cost of replacing the contracts, at current market rates. The Company does not require collateral or other security to support these contracts.

Interest Rate Risk.  Our principal risk with respect to our debt is interest rate risk. We currently have minimal exposure to cash flow risk due to changes in market interest rates related to our outstanding debt and other financing obligations. Our credit facility has a nil balance at March 31, 2008. Other financing obligations subject to variable interest rates include $164.2 million owed to film production entities on delivery of titles.

The table below presents repayments and related weighted average interest rates for our interest-bearing debt and production obligations and subordinate notes and other financing obligations at March 31, 2008.

	Year Ended March 31,
	2009	2010	2011	2012	2013	Thereafter	Total
	(Amounts in thousands)

Revolving Credit Facility:
Variable(1)	$—	$—	$—	$—	$—	$—	$—
Production Obligations:
Variable(2)	150,591	9,979	3,632	—	—	—	164,202
Subordinated Notes and Other Financing Obligations:
Fixed(3)	—	—	—	—	—	150,000	150,000
Fixed(4)	—	—	—	—	—	175,000	175,000
Fixed(5)	—	—	—	—	3,718	—	3,718

	$150,591	$9,979	$3,632	$—	$3,718	$325,000	$492,920

(1)	Revolving credit facility, which expires December 31, 2008. At March 31, 2008, the Company had no borrowings under this facility.

(2)	Amounts owed to film production entities on anticipated delivery date or release date of the titles or the contractual due dates of the obligation. Production obligations of $162.6 million incur interest at rates ranging from 4.11% to 6.71% and one production loan of $1.6 million bears interest of 11.49%. Not included in the table above are approximately $83.9 million of production obligations which are non-interest bearing.

(3)	2.9375% Notes with fixed interest rate equal to 2.9375%.

(4)	3.625% Notes with fixed interest rate equal to 3.625%.

(5)	Other financing obligation with fixed interest rate equal to 8.02%.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Auditors’ Report and our Consolidated Financial Statements and Notes thereto appear in a separate section of this report (beginning on page F-1 following Part IV). The index to our Consolidated Financial Statements is included in Item 15.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We periodically review the design and effectiveness of our disclosure controls and internal control over financial reporting. We make modifications to improve the design and effectiveness of our disclosure controls and internal control structure, and may take other corrective action, if our reviews identify a need for such modifications or actions.

As of March 31, 2008, the end of the period covered by this report, the Company’s management had carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures were effective.

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

Our management has made an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2008. Management based its assessment on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on this assessment, our management has concluded that, as of March 31, 2008, the Company maintained effective internal control over financial reporting. Our independent registered public accounting firm has issued an attestation report on our internal control over financial reporting, as included below.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting during the fiscal fourth quarter ended March 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Lions Gate Entertainment Corp.

We have audited Lions Gate Entertainment Corp.’s internal control over financial reporting as of March 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Lions Gate Entertainment Corp.’s management is responsible for maintaining effective internal control over financial reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Lions Gate Entertainment Corp. maintained, in all material respects, effective internal control over financial reporting as of March 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Lions Gate Entertainment Corp. as of March 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2008 of Lions Gate Entertainment Corp. and our report dated May 30, 2008 expressed an unqualified opinion thereon.

Ernst & Young LLP

Los Angeles, California
May 30, 2008

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item is incorporated by reference to our Proxy Statement for our 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2008.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this item is incorporated by reference to our Proxy Statement for our 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2008.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

The information required by this item is incorporated by reference to our Proxy Statement for our 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2008.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item is incorporated by reference to our Proxy Statement for our 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2008.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item is incorporated by reference to our Proxy Statement for our 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2008.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as part of this report:

(1) Financial Statements

The financial statements listed on the accompanying Index to Financial Statements are filed as part of this report at pages F-1 to F-51.

(2) Financial Statement Schedules

Financial statement schedules are omitted because the required information is not applicable, or because the information required is included in the consolidated financial statements and notes thereto.

(3) and (b) Exhibits

The exhibits listed on the accompanying Index to Exhibits are filed as part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 30, 2008.

LIONS GATE ENTERTAINMENT CORP.

By:	/s/ James Keegan
James Keegan
Chief Financial Officer

DATE: May 30, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates so indicated.

Each person whose signature appears below authorizes each of Jon Feltheimer, Michael Burns, Wayne Levin and James Keegan, severally and not jointly, to be his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in such person’s name, place and stead, in any and all capacities, to sign any amendments to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008; granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, shall lawfully do or cause to be done by virtue hereof.

Signature	Title	Date

/s/ Mark Amin Mark Amin	Director	May 30, 2008

/s/ Norman Bacal Norman Bacal	Director	May 30, 2008

/s/ Michael Burns Michael Burns	Director	May 30, 2008

/s/ Arthur Evrensel Arthur Evrensel	Director	May 30, 2008

/s/ Jon Feltheimer Jon Feltheimer	Chief Executive Officer (Principal Executive Officer) and Co-Chairman of the Board of Directors	May 30, 2008

/s/ James Keegan James Keegan	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	May 30, 2008

/s/ Morley Koffman Morley Koffman	Director	May 30, 2008

Signature	Title	Date

/s/ Harald Ludwig Harald Ludwig	Co-Chairman of the Board of Directors	May 30, 2008

/s/ Laurie May Laurie May	Director	May 30, 2008

/s/ G. Scott Paterson G. Scott Paterson	Director	May 30, 2008

/s/ Daryl Simm Daryl Simm	Director	May 30, 2008

/s/ Hardwick Simmons Hardwick Simmons	Director	May 30, 2008

/s/ Brian V. Tobin Brian V. Tobin	Director	May 30, 2008

INDEX TO EXHIBITS

Exhibit
Number		Description of Documents

3	.1(10)	Articles
3	.2(17)	Notice of Articles
3	.3(17)	Vertical Short Form Amalgamation Application
3	.4(17)	Certificate of Amalgamation
4	.1(1)	Indenture dated as of December 3, 2003 among Lions Gate Entertainment Inc., Lions Gate Entertainment Corp. and J.P. Morgan Trust Company, National Association
4	.2(1)	Form of 4.875% Convertible Senior Subordinated Notes Due 2010
4	.3(1)	Form of Guaranty of 4.875% Convertible Subordinated Notes Due 2010
4	.4(2)	Indenture dated as of October 4, 2004 among Lions Gate Entertainment Inc., Lions Gate Entertainment Corp. and J.P. Morgan Trust Company, National Association
4	.5(2)	Form of 2.9375% Convertible Senior Subordinated Notes due 2024
4	.6(2)	Form of Guaranty of 2.9375% Convertible Senior Subordinated Notes due 2024
4	.7(3)	Indenture dated as of February 24, 2005 among Lions Gate Entertainment Inc., Lions Gate Entertainment Corp. and J.P. Morgan Trust Company, National Association
4	.8(3)	Form of 3.625% Convertible Senior Subordinated Notes due 2025
4	.9(3)	Form of Guaranty of 3.625% Convertible Senior Subordinated Notes due 2025
10	.1(4)	Amended Employees’ and Directors’ Equity Incentive Plan
10	.2(5)	Form of Incentive Plan Stock Option Agreement
10	.3(10)	2004 Performance Plan Restricted Share Unit Agreement
10	.4(14)	2004 Performance Incentive Plan
10	.5(10)	Form of 2004 Performance Incentive Plan Nonqualified Stock Option Agreement
10	.6(6)	Registration Rights Agreement by and among the Company, Mark Amin and Reza Amin, dated as of June 6, 2000
10.7		Director Compensation Summary
10	.8(16)	Employment Agreement between the Company and Jon Feltheimer, dated September 20, 2006
10	.9(16)	Employment Agreement between the Company and Michael Burns, dated September 1, 2006
10	.10(13)	Employment Agreement between the Company and James Keegan, dated February 21, 2006 and entered into as of April 4, 2006
10	.11(13)	Employment Agreement between the Company and Wayne Levin, dated April 1, 2006 and entered into as of May 9, 2006
10	.12(13)	Employment Agreement between the Company and Marni Wieshofer, dated January 5, 2006 and entered into as of March 7, 2006
10	.13(17)	Employment Agreement between the Company and Steve Beeks, dated March 28, 2007 and entered into as of March 29, 2007
10	.14(7)	Amended and Restated Credit, Security, Guaranty and Pledge Agreement, dated as of December 15, 2003 among Lions Gate Entertainment Corp., Lions Gate Entertainment Inc., the Guarantors referred to therein, the Lenders referred to therein, JP Morgan Chase Bank, JP Morgan Chase Bank (Toronto Branch), Fleet National Bank and BNP Paribas, dated as of December 15, 2003
10	.15(1)	Amendment No. 1 to the Company’s Amended and Restated Credit, Security, Guaranty and Pledge Agreement, dated as of June 15, 2004, by and among Lions Gate Entertainment Corp., Lions Gate Entertainment Inc., the Guarantors referred to therein, the Lenders referred to therein, JP Morgan Chase Bank, JP Morgan Chase Bank (Toronto Branch), Fleet National Bank and BNP Paribas, dated as of December 15, 2003

Exhibit
Number		Description of Documents

10	.16(2)	Amendment No. 2 to the Amended and Restated Credit, Security, Guaranty and Pledge Agreement, dated as of September 22, 2004, by and among Lions Gate Entertainment Corp., Lions Gate Entertainment Inc., the Guarantors referred to therein, the Lenders referred to therein, JP Morgan Chase Bank, JP Morgan Chase Bank (Toronto Branch), Fleet National Bank and BNP Paribas, dated as of December 15, 2003
10	.17(8)	Amendment No. 3 to the Amended and Restated Credit, Security, Guaranty and Pledge Agreement, dated as of December 31, 2004, by and among Lions Gate Entertainment Corp., Lions Gate Entertainment Inc., the Guarantors referred to therein, the Lenders referred to therein, JP Morgan Chase Bank, JP Morgan Chase Bank (Toronto Branch), Fleet National Bank and BNP Paribas, dated as of December 15, 2003
10	.18(8)	Amendment No. 4 to the Amended and Restated Credit, Security, Guaranty and Pledge Agreement, dated as of February 15, 2005, by and among Lions Gate Entertainment Corp., Lions Gate Entertainment Inc., the Guarantors referred to therein, the Lenders referred to therein, JP Morgan Chase Bank, National Association, JP Morgan Chase Bank, National Association (Toronto Branch), Fleet National Bank and BNP Paribas, dated as of December 15, 2003
10	.19(9)	Amendment No. 5 to the Amended and Restated Credit, Security, Guaranty and Pledge Agreement, dated as of March 31, 2005, by and among Lions Gate Entertainment Corp., Lions Gate Entertainment Inc., the Guarantors referred to therein, the Lenders referred to therein, JP Morgan Chase Bank, National Association, JP Morgan Chase Bank, National Association (Toronto Branch), Fleet National Bank and BNP Paribas, dated as of December 15, 2003
10	.20(11)	Amendment No. 6 to the Amended and Restated Credit, Security, Guaranty and Pledge Agreement, dated as of June 21, 2005, by and among Lions Gate Entertainment Corp., Lions Gate Entertainment Inc., the Guarantors referred to therein, the Lenders referred to therein, JP Morgan Chase Bank, National Association, JP Morgan Chase Bank, National Association (Toronto Branch), Fleet National Bank and BNP Paribas, dated as of December 15, 2003
10	.21(11)	Amendment No. 7 to the Amended and Restated Credit, Security, Guaranty and Pledge Agreement, dated as of October 17, 2005, by and among Lions Gate Entertainment Corp., Lions Gate Entertainment Inc., the Guarantors referred to therein, the Lenders referred to therein, JP Morgan Chase Bank, National Association, JP Morgan Chase Bank, National Association (Toronto Branch), Fleet National Bank and BNP Paribas, dated as of December 15, 2003
10	.22(17)	Amendment No. 9 to the Amended and Restated Credit, Security, Guaranty and Pledge Agreement, dated as of April 2, 2007, by and among Lions Gate Entertainment Corp., Lions Gate Entertainment Inc., the Guarantors referred to therein, the Lenders referred to therein, JP Morgan Chase Bank, National Association, JP Morgan Chase Bank, National Association (Toronto Branch), Fleet National Bank and BNP Paribas, dated as of December 15, 2003
10	.23(10)	Amendment to January 5, 2000 Incentive Plan Stock Option Agreement between the Company and Michael Burns, dated December 11, 2001
10	.24(10)	Amendment to January 5, 2000 Incentive Plan Stock Option Agreement between the Company and Jon Feltheimer, dated December 11, 2001
10	.25(10)	Share Appreciation Rights Award Agreement between the Company and Steve Beeks, dated February 2, 2004
10	.26(10)	Clarification of Stock Appreciation Rights Award Letter for Steve Beeks, dated November 18, 2004
10	.27(12)	Partnership Interest Purchase Agreement, dated December 22, 2005, by and among Lions Gate Entertainment Corp., Lions Gate Films Corp., Bosa Development Corp., and 0742102 B.C. LTD.
10	.28(12)	Amendment to Partnership Interest Purchase Agreement Amendment and Removal of Conditions Precedent, January 23, 2006, by and among Lions Gate Entertainment Corp., Lions Gate Films Corp., Bosa Development Corp., and 0742102 B.C. LTD.
10	.29(13)	Agreement dated as of December 6, 2005 between Lions Gate Film, Inc. and Sobini Films, with respect to the distribution rights to the motion picture entitled “The Prince and Me II.”

Exhibit
Number		Description of Documents

10	.30(13)	Agreement dated as of March 24, 2005 between Lions Gate Films Inc. and Sobini Films, with respect to the distribution rights to the motion picture entitled “Streets of Legend.”
10	.31(13)	Agreement dated as of December 6, 2005 between Lions Gate Films Inc. and Sobini Films, with respect to the distribution rights to the motion picture entitled “Peaceful Warrior.”
10	.32(13)	Purchase Agreement dated March 17, 2006 between Lions Gate Entertainment Corp. and Icon International, Inc.
10	.33(13)	Vendor Subscription Agreement dated March 17, 2006 between Lions Gate Entertainment Corp. and Icon International, Inc.
10	.34(13)	Agreement, by and between Ignite, LLC and Lions Gate Films Inc., entered into June 13, 2006 and dated and effective as of March 13, 2006
10	.35(15)	Right of First Refusal Agreement dated as of August 29, 2006 between Lions Gate Entertainment Corp., Sobini Films and Mark Amin.
10	.36(17)	Master Covered Picture Purchase Agreement, by and between LG Film Finance I, LLC and Lions Gate Films Inc., dated as of May 25, 2007
10	.37(17)	Master Distribution Agreement, by and between Lions Gate Films Inc. and LG Film Finance I, LLC, dated as of May 25, 2007
10	.38(17)	Limited Liability Company Agreement for LG Film Finance I, LLC, dated as of May 25, 2007
10	.39(18)	Amendment No. 10 to the Amended and Restated Credit, Security, Guaranty and Pledge Agreement, dated as of August 8, 2007, by and among Lions Gate Entertainment Corp., Lions Gate Entertainment Inc., the Guarantors referred to therein, the Lenders referred to therein, JP Morgan Chase Bank, National Association, JP Morgan Chase Bank, National Association (Toronto Branch), Fleet National Bank and BNP Paribas, dated as of December 15, 2003.
10	.40(19)	Revenue Participation Purchase Agreement dated as of July 25, 2007 among Lions Gate Entertainment Inc., Lions Gate Films Inc., Lions Gate Television Inc., MQP, LLC and SGF Entertainment, Inc.
10	.41(19)	Master Distribution Agreement (Film Productions) dated as of July 25, 2007 between MQP LLC and Lions Gate Films Inc.
10	.42(19)	Master Distribution Agreement (Television Productions) dated as of July 25, 2007 between MQP LLC and Lions Gate Television Inc.
10	.43(20)	Purchase Agreement by and among the Sellers, Lions Gate Entertainment Corp., Lions Gate Entertainment Inc., Mandate Pictures, LLC and Joseph Drake dated September 10, 2007.
10	.44(20)	Registration Rights Agreement by and among the Sellers and Lions Gate Entertainment Corp. dated September 10, 2007.
10	.45(20)	Letter Agreement by and among the Sellers, Lions Gate Entertainment Corp., Lions Gate Entertainment Inc., Mandate Pictures, LLC and Joseph Drake dated September 10, 2007.
10	.46(20)	Employment Agreement by and between Lions Gate Films, Inc. and Joe Drake dated September 10, 2007
10	.47(21)	Amendment No. 1 to Right of First Refusal Agreement dated as of August 29, 2006 by and among Lions Gate Entertainment Corp., Sobini Films and Mark Amin dated December 20, 2007
10	.48(22)	Amendment No. 8 to the Amended and Restated Credit Facility, Security, Guaranty and Pledge Agreement, dated as of December 5, 2006, by and among Lions Gate Entertainment Corp., Lions Gate Entertainment Inc., the Guarantors referred to therein, the Lenders referred to therein, JP Morgan Chase Bank, National Association, JP Morgan Chase Bank, National Association (Toronto Branch), Fleet National Bank and BNP Paribas, dated as of December 15, 2003
10	.49(22)	First Amendment dated January 30, 2008 to Master Covered Picture Purchase Agreement by and between LG Film Finance I, LLC and Lions Gate Films, Inc. dated as of May 25, 2007

Exhibit
Number		Description of Documents

10	.50(23)	Amendment No. 11 to the Amended and Restated Credit, Security, Guaranty and Pledge Agreement, dated as of April 10, 2008, by and among Lions Gate Entertainment Corp., Lions Gate Entertainment Inc., the Guarantors referred to therein, the Lenders referred to therein, JPMorgan Chase Bank, National Association (formerly known as JPMorgan Chase Bank), JP Morgan Chase Bank, National Association (Toronto Branch), Bank of America, N.A. (as successor by merger to Fleet National Bank) and BNP Paribas, dated as of December 15, 2003
18.1		Preferability Letter dated May 30, 2008
21.1		Subsidiaries of the Company
23.1		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
24.1		Power of Attorney (Contained on Signature Page)
31.1		Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2		Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1		Certification of CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004 (File No. 1-14880).

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on October 4, 2004 (File No. 1-14880).

(3)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on February 25, 2005 (File No. 1-14880).

(4)	Incorporated by reference to the Company’s Definitive Proxy Statement dated August 13, 2001 (File No. 1-14880).

(5)	Incorporated by reference to the Company’s Registration Statement on Form S-2 under the Securities Act of 1933 dated April 30, 2003 (File No. 333-104836).

(6)	Incorporated by reference to the Company’s Registration Statement on Form F-4 under the Securities Act of 1933 dated August 18, 2000 (File No. 333-12406).

(7)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2003 (File No. 1-14880).

(8)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on February 22, 2005 (File No. 1-14880).

(9)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on April 14, 2005 (File No. 1-14880).

(10)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005 as filed on June 29, 2005 (File No. 1-14880).

(11)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on October 18, 2005 (File No. 1-14880).

(12)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2005 (File No. 1-14880).

(13)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006 as filed on June 14, 2006 (File No. 1-14880).

(14)	Incorporated by reference to the Company’s Definitive Proxy Statement dated July 28, 2006 (File No. 1-14880).

(15)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on September 5, 2006 (File No. 1-14880).

(16)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2006 (File No. 1-14880).

(17)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007 as filed on May 30, 2008.

(18)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on August 9, 2007.

(19)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007.

(20)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on September 10, 2007.

(21)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on December 21, 2007.

(22)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2006.

(23)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on April 11, 2008.

See accompanying notes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Lions Gate Entertainment Corp.

We have audited the accompanying consolidated balance sheets of Lions Gate Entertainment Corp. as of March 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lions Gate Entertainment Corp. at March 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, on April 1, 2006 Lions Gate Entertainment Corp. changed its method of accounting for share-based compensation in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004). As discussed in Note 6, Lions Gate Entertainment Corp. eliminated the lag in reporting the results of one of its consolidated subsidiaries during the year ended March 31, 2008. As discussed in Note 2, Lions Gate Entertainment Corp. restated its consolidated statements of cash flows for the years ended March 31, 2007 and 2006 to reflect certain production obligations and incentive payments as financing activities as opposed to operating activities.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Lions Gate Entertainment Corp.’s internal control over financial reporting as of March 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 30, 2008 expressed an unqualified opinion thereon.

Ernst & Young LLP

Los Angeles, California
May 30, 2008

LIONS GATE ENTERTAINMENT CORP.

CONSOLIDATED BALANCE SHEETS

	March 31,	March 31,
	2008	2007
	(Amounts in thousands,
	except share amounts)

ASSETS
Cash and cash equivalents	$371,589	$51,497
Restricted cash	10,300	4,915
Investments	6,927	237,504
Accounts receivable, net of reserve for video returns and allowances of $95,515 (March 31, 2007 — $77,691) and provision for doubtful accounts of $5,978 (March 31, 2007 — $6,345)	260,284	130,496
Investment in films and television programs	608,942	493,140
Property and equipment	13,613	13,095
Goodwill	224,531	187,491
Other assets	41,572	18,957

	$1,537,758	$1,137,095

LIABILITIES
Accounts payable and accrued liabilities	$245,430	$155,617
Participation and residuals	385,846	171,156
Film and production obligations	278,016	167,884
Subordinated notes and other financing obligations	328,718	325,000
Deferred revenue	111,510	69,548

	1,349,520	889,205

Commitments and contingencies

SHAREHOLDERS’ EQUITY
Common shares, no par value, 500,000,000 shares authorized, 121,081,311 and 116,970,280 shares issued at March 31, 2008 and March 31, 2007, respectively	434,650	398,836
Series B preferred shares (10 shares issued and outstanding)	—	—
Accumulated deficit	(223,619)	(149,651)
Accumulated other comprehensive loss	(533)	(1,295)

	210,498	247,890
Treasury shares, no par value, 2,410,499 shares at March 31, 2008	(22,260)	—

	188,238	247,890

	$1,537,758	$1,137,095

See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended	Year Ended
	March 31,	March 31,	March 31,
	2008	2007	2006
	(Amounts in thousands,
	except per share amounts )

Revenues	$1,361,039	$976,740	$945,385
Expenses:
Direct operating	662,450	436,818	458,990
Distribution and marketing	635,666	404,410	399,299
General and administration	119,080	90,782	69,936
Depreciation	3,974	2,786	1,817

Total expenses	1,421,170	934,796	930,042

Operating income (loss)	(60,131)	41,944	15,343

Other expenses (income):
Interest expense	16,432	17,832	18,860
Interest rate swaps mark-to-market	—	—	123
Interest and other income	(11,276)	(11,930)	(4,304)
Gain on sale of equity securities	(2,909)	(1,722)	—

Total other expenses, net	2,247	4,180	14,679

Income (loss) before equity interests and income taxes	(62,378)	37,764	664
Equity interests loss	(7,559)	(2,605)	(74)

Income (loss) before income taxes	(69,937)	35,159	590
Income tax provision (benefit)	4,031	7,680	(1,030)

Income (loss) before discontinued operations	(73,968)	27,479	1,620
Income from discontinued operations (including gain on sale in 2006 of $4,872), net of tax of $2,464	—	—	4,476

Net income (loss)	$(73,968)	$27,479	$6,096

Basic Per Share Data:
Basic Income (Loss) Per Common Share From Continuing Operations	$(0.62)	$0.25	$0.02
Basic Income Per Common Share From Discontinued Operations	—	—	0.04

Basic Net Income (Loss) Per Common Share	$(0.62)	$0.25	$0.06

Diluted Per Share Data:
Diluted Income (Loss) Per Common Share From Continuing Operations	$(0.62)	$0.25	$0.02
Diluted Income Per Common Share From Discontinued Operations	—	—	0.04

Diluted Net Income (Loss) Per Common Share	$(0.62)	$0.25	$0.06

Weighted average number of common shares outstanding:
Basic	118,427	108,398	103,066
Diluted	118,427	111,164	106,102

See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

									Accumulated
			Series B		Restricted			Comprehensive	Other
	Common Shares		Preferred Shares		Share	Unearned	Accumulated	Income	Comprehensive	Treasury Shares
	Number	Amount	Number	Amount	Units	Compensation	Deficit	(Loss)	Income (Loss)	Number	Amount	Total
	(Amounts in thousands, except share amounts)

Balance at March 31, 2005	101,843,708	$305,662	10	$—	$—	$—	$(183,226)		$(5,297)			$117,139
Exercise of stock options	361,310	1,408										1,408
Issuance of common shares to directors for services	20,408	203										203
Impact of previously modified stock options	—	27										27
Issuance of common shares in connection with acquisition of film assets	399,042	3,775										3,775
Issuance of common shares in connection with acquisition of common shares of Image Entertainment	1,104,004	11,537										11,537
Issuance of common shares in connection with acquisition of Redbus	643,460	5,643										5,643
Issuance of restricted share units					5,694	(5,694)						—
Amortization of restricted share units						1,662						1,662
Vesting of restricted share units	50,833	516			(516)							—
Comprehensive income (loss)
Net income							6,096	$6,096				6,096
Foreign currency translation adjustments								2,223	2,223			2,223
Net unrealized loss on foreign exchange contracts								(356)	(356)			(356)
Unrealized loss on investments — available for sale								(87)	(87)			(87)

Comprehensive income								$7,876

Balance at March 31, 2006	104,422,765	328,771	10	—	5,178	(4,032)	(177,130)		(3,517)	—	—	149,270
Reclassification of unearned compensation and restricted share common units upon adoption of SFAS No. 123(R)		1,146			(5,178)	4,032						—
Exercise of stock options	1,297,144	4,277										4,277
Stock based compensation, net of share units withholding tax obligations of $504	113,695	6,517										6,517
Issuance of common shares to directors for services	25,568	238										238
Conversion of 4.875% notes, net of unamortized issuance costs	11,111,108	57,887										57,887
Comprehensive income (loss)
Net income							27,479	$27,479				27,479
Foreign currency translation adjustments								1,876	1,876			1,876
Net unrealized gain on foreign exchange contracts								259	259			259
Unrealized gain on investments — available for sale								87	87			87

Comprehensive income								$29,701				—

Balance at March 31, 2007	116,970,280	398,836	10	—	—	—	(149,651)		(1,295)	—	—	247,890
Exercise of stock options	993,772	(2,492)										(2,492)
Stock based compensation, net of share units withholding tax obligations of $1,576	666,306	12,212										12,212
Issuance of common shares to directors for services	25,970	277										277
Issuance of common shares for investment in NextPoint, Inc	1,890,189	20,851										20,851
Issuance of common shares related to the Redbus acquisition	94,937	900										900
Issuance of common shares related to the Debmar acquisition	269,978	2,500										2,500
Issuance of common shares related to the Mandate acquisition	169,879	1,566										1,566
Repurchase of common shares, no par value										(2,410,499)	(22,260)	(22,260)
Comprehensive loss
Net loss							(73,968)	$(73,968)				(73,968)
Foreign currency translation adjustments								1,168	1,168			1,168
Net unrealized loss on foreign exchange contracts								(333)	(333)			(333)
Unrealized loss on investments — available for sale								(73)	(73)			(73)

Comprehensive loss								$(73,206)

Balance at March 31, 2008	121,081,311	$434,650	10	$—	$—	$—	$(223,619)		$(533)	(2,410,499)	$(22,260)	$188,238

See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended	Year Ended
	March 31,	March 31,	March 31,
	2008	2007	2006
		(Restated)	(Restated)
	(Amounts in thousands)
Operating Activities:
Net income (loss)	$(73,968)	$27,479	$6,096
Income from discontinued operations	—	—	4,476

Income (loss) from continuing operations	(73,968)	27,479	1,620
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities — continuing operations
Depreciation of property and equipment	3,974	2,786	1,817
Amortization of deferred financing costs	3,581	3,756	3,804
Amortization of films and television programs	403,319	241,640	253,279
Amortization of intangible assets	1,526	884	2,004
Non-cash stock-based compensation	13,934	7,259	1,881
Interest rate swaps mark-to-market	—	—	123
Gain on sale of equity securities	(2,909)	(1,722)	—
Deferred income taxes	(1,087)	6,780	297
Equity interests loss	7,559	2,605	74
Changes in operating assets and liabilities:
Restricted cash	(228)	(4,095)	2,093
Accounts receivable, net	(128,876)	79,704	(33,459)
Investment in films and television programs	(445,714)	(297,149)	(284,711)
Other assets	(2,985)	7,448	(7,892)
Accounts payable and accrued liabilities	67,791	(38,509)	49,155
Unpresented bank drafts	—	(14,772)	14,772
Participation and residuals	209,806	3,261	68,676
Film obligations	1,387	(6,079)	10,762
Deferred revenue	32,040	38,451	(31,643)

Net Cash Flows Provided By Operating Activities — continuing operations	89,150	59,727	52,652
Net Cash Flows Provided By Operating Activities — discontinued operations	—	—	2,580

Net Cash Flows Provided By Operating Activities	89,150	59,727	55,232

Investing Activities:
Purchases of investments — auction rate securities	(229,262)	(865,750)	(307,031)
Proceeds from the sale of investments — auction rate securities	466,641	795,448	139,950
Purchases of investments — equity securities	(4,836)	(122)	(3,470)
Proceeds from the sale of investments — equity securities	24,155	390	2,945
Acquisition of Mandate, net of unrestricted cash acquired	(41,205)	—	—
Loan to Mandate — preacquisition	(2,895)	—	—
Acquisition of Maple, net of unrestricted cash acquired	1,753	—	—
Acquisition of Debmar, net of unrestricted cash acquired	—	(24,119)	—
Acquisition of Redbus, net of unrestricted cash acquired	—	—	(27,138)
Investment in equity method investees	(6,460)	(5,116)	—
Loan to equity method investee	(3,000)	—	—
Cash received from disposition of assets, net	—	—	34,860
Purchases of property and equipment	(3,608)	(8,348)	(5,555)

Net Cash Flows Provided By (Used In) Investing Activities — continuing operations	201,283	(107,617)	(165,439)
Net Cash Flows Provided By Investing Activities — discontinued operations	—	—	105

Net Cash Flows Provided By (Used In) Investing Activities	201,283	(107,617)	(165,334)

Financing Activities:
Exercise of stock options	1,251	4,277	1,408
Amounts paid to satisfy tax withholding requirements on options exercised	(5,319)	—	—
Repurchases of common shares	(22,260)	—	—
Borrowings under financing arrangements	3,718	—	—
Financing fees	—	—	(546)
Borrowings under production obligations	162,400	97,083	92,605
Repayment of production obligations	(111,357)	(48,993)	(24,825)
Repayment of subordinated notes	—	—	(5,000)
Repayment of mortgages payable	—	—	(16,224)

Net Cash Flows Provided By Financing Activities — continuing operations	28,433	52,367	47,418
Net Cash Flows Used In Financing Activities — discontinued operations	—	—	(2,703)

Net Cash Flows Provided By Financing Activities	28,433	52,367	44,715

Net Change In Cash And Cash Equivalents	318,866	4,477	(65,387)

Foreign Exchange Effects on Cash — continuing operations	1,226	42	(628)
Foreign Exchange Effects on Cash — discontinued operations	—	—	154

Foreign Exchange Effects on Cash	1,226	42	(474)

Cash and Cash Equivalents — Beginning Of Year	51,497	46,978	112,839

Cash and Cash Equivalents — End Of Year	$371,589	$51,497	$46,978

See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Operations

Lions Gate Entertainment Corp. (the “Company,” “Lionsgate,” “we,” “us” or “our”) is a filmed entertainment studio with a diversified presence in motion pictures, television programming, home entertainment, video-on-demand and digitally developed content.

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

The accompanying consolidated financial statements of the Company include the accounts of Lionsgate and all of its majority-owned and controlled subsidiaries. The Company reviews its relationships with other entities to identify whether it is the primary beneficiary of a variable interest entity (“VIE”). If the determination is made that the Company is the primary beneficiary, then the entity is consolidated in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities, as revised (FIN 46(R)).”

Investments in which the Company exercises significant influence, but does not control, are accounted for using the equity method of accounting. Investments in which there is no significant influence are accounted for using the cost method of accounting.

All significant intercompany balances and transactions have been eliminated on consolidation.

(c)	Statement of Cash Flows (Restated)

The following change in presentation of Cash Flows results in no changes in the net changes in cash or cash equivalents, total assets, liabilities, equity, or results of operations, in any of the prior periods presented from this change in presentation.

The Company and certain affiliates from time to time establish single purpose production entities (collectively referred to as the “Production Entities”), each with the sole purpose of producing a motion picture . The Company acquires the subject motion picture from such Production Entities when the motion picture is complete. These Production Entities will generally obtain loans from third party banks which, in general, are secured only by the rights pertaining to the subject motion picture. The Company’s obligation to repay the loans arises upon completion and delivery of the motion picture to the Company. When the Production Entity obtains the loan, it is also required to obtain a completion bond in favor of the lending bank. If the motion picture is not completed and delivered to the Company, the completion bonder is required to repay the bank loan. Pursuant to the requirements of FIN 46(R), as and when the Production Entities incur costs on these motion pictures, the Company includes these costs in its consolidated balance sheets as an asset (investment in films and television programs) and includes the related Production Entity loans as a liability (film and production obligations). The Company has also received production funding from governmental entities as an incentive for producing film and television programs within the related jurisdictions which are also included as film and production obligations in the consolidated balance sheets. Accordingly, the production costs and related obligations have always been included in the consolidated balance sheets for all periods presented.

In prior periods, the Company had reflected these Production Entity loans and incentive payments as components of operating activities in the consolidated statements of cash flows. This presentation reduced cash flows provided by operating activities at the time the Company acquired the films from the Production Entities. However, under the accounting requirements of FIN 46(R), these Production Entities are consolidated and

LIONS GATE ENTERTAINMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

therefore, in addition to recording the cost and related film obligation on the accompanying consolidated balance sheets, these loans and incentives should be reflected as a component of financing activities in the consolidated statements of cash flows. Accordingly, the accompanying consolidated statements of cash flows for the years ended March 31, 2007 and 2006 have been restated to reflect these loans and incentive payments as financing activities as set forth below:

	Ended	Ended
	March 31,	March 31,
	2007	2006

Net Cash Flows Provided By Operating Activities as previously reported	$107,817	$123,012
Adjustments:
Production Obligations	(48,090)	(67,780)

Net Cash Flows Provided By Operating Activities as restated	$59,727	$55,232

Net Cash Flows Used In Investing Activities as previously and currently reported	$(107,617)	$(165,334)

Net Cash Flows Provided By (Used In) Financing Activities as previously reported	$4,277	$(23,065)
Adjustments:
Production Obligation Borrowings	97,083	92,605
Production Obligation Repayments	(48,993)	(24,825)

	48,090	67,780

Net Cash Flows Provided By Financing Activities as restated	$52,367	$44,715

Net Change In Cash And Cash Equivalents as previously and currently reported (i.e. no change in previously reported amount)	$4,477	$(65,387)

As noted above there were no changes in the net changes in cash or cash equivalents, total assets, liabilities, equity, or results of operations, in any of the prior periods presented from this change in presentation.

(d)	Revenue Recognition

Revenue from the sale or licensing of films and television programs is recognized upon meeting all recognition requirements of Statement of Position 00-2 “Accounting by Producers or Distributors of Films” (“SoP 00-2”). Revenue from the theatrical release of feature films is recognized at the time of exhibition based on the Company’s participation in box office receipts. Revenue from the sale of DVDs in the retail market, net of an allowance for estimated returns and other allowances, is recognized on the later of receipt by the customer or “street date” (when it is available for sale by the customer). Under revenue sharing arrangements, rental revenue is recognized when the Company is entitled to receipts and such receipts are determinable. Revenues from television licensing are recognized when the feature film or television program is available to the licensee for telecast. For television licenses that include separate availability “windows” during the license period, revenue is allocated over the “windows.” Revenue from sales to international territories are recognized when access to the feature film or television program has been granted or delivery has occurred, as required under the sales contract, and the right to exploit the feature film or television program has commenced. For multiple media rights contracts with a fee for a single film or television program where the contract provides for media holdbacks (defined as contractual media release restrictions), the fee is allocated to the various media based on management’s assessment of the relative fair value of the rights to exploit each media and is recognized as each holdback is released. For multiple-title contracts

LIONS GATE ENTERTAINMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

with a fee, the fee is allocated on a title-by-title basis, based on management’s assessment of the relative fair value of each title.

Shipping and handling costs are included under distribution and marketing expenses in the consolidated statements of operations.

Cash payments received are recorded as deferred revenue until all the conditions of revenue recognition have been met. Long-term, non-interest bearing receivables are discounted to present value. At March 31, 2008, $38.7 million of accounts receivable are due beyond one year. The accounts receivable are due as follows: $17.8 million in fiscal 2010, $8.7 million in fiscal 2011, $6.4 million in fiscal 2012, $5.4 million in fiscal 2013, and $0.4 million thereafter.

(e)	Cash and Cash Equivalents

Cash and cash equivalents consist of cash deposits at financial institutions and investments in money market mutual funds.

(f)	Restricted Cash

Restricted cash represents amounts on deposit with a financial institution that are contractually designated for certain theatrical marketing obligations and payment of certain production obligations.

(g)	Investments

Investments classified as available-for-sale are reported at fair value based on quoted market prices, or in certain cases methodologies that consider expected discounted cash flows at a discount rate which considers credit risk and liquidity factors, with unrealized gains and losses excluded from earnings and reported as other comprehensive income (see Note 10). The cost of investments sold is determined in accordance with the average cost method and realized gains and losses are included in interest income. The Company periodically assesses its available-for-sale investments for other than temporary impairment. Any such other than temporary impairment loss is recognized as a realized loss and measured as the excess of carrying value over fair value at the time the assessment is made.

(h)	Investment in Films and Television Programs

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

LIONS GATE ENTERTAINMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Films and television programs in progress include the accumulated costs of productions which have not yet been completed.

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

Home video product inventory consists of DVDs and are stated at the lower of cost or market value (first-in, first-out method).

(i)	Property and Equipment

Property and equipment is carried at cost less accumulated depreciation. Depreciation is provided for using the following rates and methods:

Computer equipment and software	2 – 5 years straight-line
Furniture and equipment	2 – 10 years straight-line
Leasehold improvements	Over the lease term or the useful life, whichever is shorter
Land	Not depreciated

The Company periodically reviews and evaluates the recoverability of property and equipment. Where applicable, estimates of net future cash flows, on an undiscounted basis, are calculated based on future revenue estimates, if appropriate and where deemed necessary, a reduction in the carrying amount is recorded.

(j)	Goodwill

Goodwill represents the excess costs of acquisition costs over the tangible and intangible assets acquired and liabilities assumed in various business acquisitions by the Company. The Company has two reporting units with goodwill within its businesses: Motion Pictures and Television. Under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” goodwill is no longer amortized but is reviewed for impairment annually within each fiscal year or between the annual tests if an event occurs or circumstances change that indicate it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value. The impairment test follows a two-step approach. The first step determines if the goodwill is potentially impaired, and the second step measures the amount of the impairment loss, if necessary. Under the first step, goodwill is considered potentially impaired if the fair value of the reporting unit is less than the reporting unit’s carrying amount, including goodwill. Under the second step, the impairment loss is then measured as the excess of recorded goodwill over the fair value of the goodwill, as calculated. The fair value of goodwill is calculated by allocating the fair value of the reporting unit to all the assets and liabilities of the reporting unit as if the reporting unit was purchased in a business combination and the purchase price was the fair value of the reporting unit. The Company performs its annual impairment test as of December 31 in each fiscal year. The Company performed its annual

LIONS GATE ENTERTAINMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

impairment test on its goodwill as of December 31, 2007. No goodwill impairment was identified in any of the Company’s reporting units.

(k)	Other Assets

Other assets include deferred print costs, deferred debt financing costs, equity investments and prepaid expenses.

Prints, Advertising and Marketing Expenses.  The cost of film prints are expensed upon theatrical release and are included in operating expenses. The costs of advertising and marketing expenses are expensed as incurred. Advertising expenses for the year ended March 31, 2008 were $398.7 million (2007 — $216.2 million, 2006 — $209.3 million) which were recorded as distribution and marketing expenses.

Debt Financing Costs.  Amounts incurred in connection with obtaining debt financing are deferred and amortized, as a component of interest expense, over the earlier of the date of the earliest put option or term to maturity of the related debt obligation.

Equity Method Investees.  The Company uses the equity method of accounting for investments in companies in which it has minority equity interest and the ability to exert significant influence over operating decisions of the companies. Other assets include companies which are accounted for using the equity method. The Company’s equity method investees are periodically reviewed to determine whether there has been a loss in value that is other than a temporary decline.

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

Monetary assets and liabilities denominated in currencies other than the functional currency are translated at exchange rates in effect at the balance sheet date. Resulting unrealized translation gains and losses are included in the consolidated statements of operations.

Foreign company assets and liabilities in foreign currencies are translated into U.S. dollars at the exchange rate in effect at the balance sheet date. Foreign company revenue and expense items are translated at the average rate of

LIONS GATE ENTERTAINMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

exchange for the fiscal year. Gains or losses arising on the translation of the accounts of foreign companies are included in accumulated other comprehensive income (loss), a separate component of shareholders’ equity.

(o)	Derivative Instruments and Hedging Activities

Derivative financial instruments are used by the Company in the management of its foreign currency exposures. The Company’s policy is not to use derivative financial instruments for trading or speculative purposes.

The Company enters into forward foreign exchange contracts to hedge its foreign currency exposures on future production expenses denominated in Canadian dollars. The Company evaluates whether the foreign exchange contracts qualify for hedge accounting at the inception of the contract. The fair value of the forward exchange contracts are recorded on the consolidated balance sheets. Changes in the fair value of the foreign exchange contracts that are effective hedges are reflected in accumulated other comprehensive income (loss), a separate component of shareholders’ equity, and changes in the fair value of foreign exchange contracts that are ineffective hedges are reflected in the consolidated statements of operations. Gains and losses realized upon settlement of the foreign exchange contracts are amortized to the consolidated statements of operations on the same basis as the production expenses being hedged.

(p)	Stock-Based Compensation

Effective April 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”) using the modified-prospective transition method. Under such transition method, compensation cost recognized in the years ended March 31, 2008 and 2007 includes: (a) compensation cost for all stock options granted prior to, but not yet vested as of, April 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted on or after April 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). See Note 11 for further discussion of the Company’s stock-based compensation in accordance with SFAS No. 123(R).

LIONS GATE ENTERTAINMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(q)	Income (Loss) Per Share

The Company calculates income (loss) per share in accordance with SFAS No. 128, “Earnings Per Share.” Basic income (loss) per share is calculated based on the weighted average common shares outstanding for the period. Basic income (loss) per share for the years ended March 31, 2008, 2007 and 2006 is presented below:

	Year Ended	Year Ended	Year Ended
	March 31,	March 31,	March 31,
	2008	2007	2006
	(Amounts in thousands)

Basic Income (Loss) Per Share
Numerator:
Income (loss) from continuing operations	$(73,968)	$27,479	$1,620

Income from discontinued operations	$—	$—	$4,476

Net income (loss)	$(73,968)	$27,479	$6,096

Denominator for all Basic Income (Loss) Per Common Share
Weighted average common shares outstanding	118,427	108,398	103,066

Basic Income (Loss) Per Common Share From Continuing Operations	$(0.62)	$0.25	$0.02

Basic Income Per Common Share From Discontinued Operations	$—	$—	$0.04

Basic Net Income (Loss) Per Common Share	$(0.62)	$0.25	$0.06

LIONS GATE ENTERTAINMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Diluted net income (loss) per common share reflects the potential dilutive effect, if any, of the conversion of the 4.875% Convertible Senior Subordinated Notes sold by the Company in December 2003 and converted on December 15, 2006 (the “4.875% Notes”), the 2.9375% Convertible Senior Subordinated Notes sold by the Company in October 2004 (the “2.9375% Notes”), and the 3.625% Convertible Senior Subordinated Notes sold by the Company in February 2005 (“the 3.625% Notes”), under the “if converted” method, and share purchase options and restricted share units using the treasury stock method when dilutive. The shares issuable on the potential conversion of the 4.875% Notes, the 2.9375% Notes, and the 3.625% Notes were anti-dilutive in each of the years ended March 31, 2008, 2007 and 2006 and were excluded from diluted net income (loss) per common share for those periods. Diluted net income (loss) per common share for the years ended March 31, 2008, 2007 and 2006 is presented below:

	Year Ended	Year Ended	Year Ended
	March 31,	March 31,	March 31,
	2008	2007	2006
	(Amounts in thousands)

Diluted Income (Loss) Per Share
Numerator:
Income (loss) from continuing operations	$(73,968)	$27,479	$1,620

Income from discontinued operations	—	—	4,476

Net income (loss)	$(73,968)	$27,479	$6,096

Denominator for all Diluted Income (Loss) Per Common Share
Weighted average common shares outstanding	118,427	108,398	103,066
Effect of dilutive securities:
Conversion of Notes (excluded because they are anti-dilutive for the periods)	—	—	—
Share purchase options	—	2,493	3,036
Restricted share units	—	273	—

Adjusted weighted average common shares outstanding	118,427	111,164	106,102

Diluted Income (Loss) Per Common Share From Continuing Operations	$(0.62)	$0.25	$0.02

Diluted Income Per Common Share From Discontinued Operations	$—	$—	$0.04

Diluted Net Income (Loss) Per Common Share	$(0.62)	$0.25	$0.06

Options to purchase 5,137,363 common shares (2007 — 5,933,289 common shares; 2006 — 5,170,104 common shares) at an average exercise price of $8.32 (2007 — $6.30; 2006 — $4.19) were outstanding at March 31, 2008. At March 31, 2008, 2,324,625 restricted share units were outstanding.

Share purchase options to purchase 3,121,134, 1,518,290, and 357,958 shares of common stock for the years ended March 31, 2008, 2007 and 2006, respectively, were excluded from the diluted net income (loss) per common share computation since their inclusion would have been anti-dilutive. Additionally, 415,254, 58,302 and 391,035 unvested restricted share units for the years ended March 31, 2008, 2007 and 2006, respectively, were excluded from the diluted net income (loss) per common share computation since their inclusion would have been anti-dilutive.

LIONS GATE ENTERTAINMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

3.	Investments Available-For-Sale

At March 31, 2008, the Company held $7.0 million, par value, of a triple A rated taxable Student Auction Rate Security (“ARS”) issued by the Panhandle-Plains Higher Education Authority. The bonds backing the issue are for the purpose of providing funds to purchase student loans which are substantially guaranteed under the Higher Education Act of 1965, as amended. This investment is held as collateral for a production obligation pursuant to an escrow agreement.

The par value on these securities is designed to be equal to the securities fair value because the interest rates are reset each month through an auction process. However, due to the recent credit crisis, auctions for this security have not been successful in resetting the applicable interest rates. As a result, these securities do not have a readily determinable market value and are not liquid. The Company has estimated the fair value based on a discounted cash flow analysis using a discount rate reflective of a premium associated with a triple A rated investment factoring in the change in the liquidity of the investment and the period of time we expect to hold these securities. Based on this analysis, we recorded a temporary impairment of $0.1 million to accumulated other comprehensive loss on the accompanying Consolidated Balance Sheet at March 31, 2008 (see Note 10).

Investments classified as available-for-sale as of March 31, 2008 and 2007 are set forth below:

	March 31, 2008
		Unrealized
		Gains	Fair
	Cost	(Losses)	Value
	(Amounts in thousands)

Auction rate — student loans	$7,000	$(73)	$6,927

LIONS GATE ENTERTAINMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	March 31, 2007
		Unrealized
		Gains	Fair
	Cost	(Losses)	Value
	(Amounts in thousands)

Auction rate notes	$237,379	$—	$237,379
Equity securities	125	—	125

	$237,504	$—	$237,504

During the year ended March 31, 2008, the auction rate notes that were outstanding as of March 31, 2007 were converted to cash equivalents at their carrying value with no resulting gain or loss. The cost of investments sold is determined using the average cost method.

Interest and dividend income earned on available for sale investments during the years ended March 31, 2008, 2007 and 2006 was $7.9 million, $8.7 million, and $2.0 million, respectively.

At March 31, 2007, equity securities were comprised of 592,156 common shares of Magna Pacific (Holdings) Limited (“Magna”), an independent DVD distributor in Australia and New Zealand, purchased at an average cost of $0.21 per share. During the year ended March 31, 2008, the Company purchased an additional 15,989,994 common shares of Magna for approximately $4.7 million in connection with its efforts to acquire Magna which were later abandoned at which time the Company sold all if its shares in Magna for approximately $7.5 million and recognized a gain on the sale of approximately $2.9 million.

The following table illustrates the impact in other comprehensive income of realized and unrealized gains of investments available-for-sale during the years ended March 31, 2008, 2007 and 2006:

	March 31,	March 31,	March 31,
	2008	2007	2006
	(Amounts in thousands)

Gain on sale of investments available-for-sale included in net income	$2,909	$1,722	$—
Other comprehensive income:
Net unrealized gain (loss) arising during the year	$2,836	$1,809	$(87)
Reclassification adjustment	(2,909)	(1,722)	—

Net unrealized gain (loss) recognized in other comprehensive income	$(73)	$87	$(87)

LIONS GATE ENTERTAINMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Investment in Films and Television Programs

	March 31,	March 31,
	2008	2007
	(Amounts in thousands)

Motion Picture Segment — Theatrical and Non-Theatrical Films
Released, net of accumulated amortization	$218,898	$144,302
Acquired libraries, net of accumulated amortization	80,674	90,980
Completed and not released	13,187	19,424
In progress	188,108	107,105
In development	6,513	5,205
Product inventory	33,147	30,330

	540,527	397,346

Television Segment — Direct-to-Television Programs
Released, net of accumulated amortization	55,196	70,949
In progress	12,608	24,083
In development	611	762

	68,415	95,794

	$608,942	$493,140

The following table sets forth acquired libraries that represent titles released three years prior to the date of acquisition, and amortized over their expected revenue stream from acquisition date up to 20 years:

				Unamortized	Unamortized
		Total	Remaining	Costs	Costs
Acquired	Acquisition	Amortization	Amortization	March 31,	March 31,
Library	Date	Period	Period	2008	2007
		(In years)		(Amounts in thousands)

Trimark	October 2000	20.00	12.50	$12,318	$14,854
Artisan	December 2003	20.00	15.75	58,533	69,402
Modern	August 2005	20.00	17.25	3,953	4,753
Lionsgate UK	October 2005	20.00	17.50	1,827	1,971
Mandate	September 2007	3.00	2.50	4,043	—

Total Acquired Libraries				$80,674	$90,980

The Company expects approximately 46% of completed films and television programs, net of accumulated amortization will be amortized during the one-year period ending March 31, 2009. Additionally, the Company expects approximately 80% of completed and released films and television programs, net of accumulated amortization and excluding acquired libraries, will be amortized during the three-year period ending March 31, 2010.

LIONS GATE ENTERTAINMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Property and Equipment

	March 31,	March 31,
	2008	2007
	(Amounts in thousands)

Leasehold improvements	$3,404	$2,758
Property and equipment	6,768	4,694
Computer equipment and software	15,706	13,405

	25,878	20,857
Less accumulated depreciation and amortization	(13,471)	(8,968)

	12,407	11,889
Land	1,206	1,206

	$13,613	$13,095

6.	Other Assets

	March 31,	March 31,
	2008	2007
	(Amounts in thousands)

Deferred financing costs, net of accumulated amortization	$7,200	$10,038
Prepaid expenses and other	10,938	3,553
Equity method investments	23,434	5,366

	$41,572	$18,957

Deferred Financing Costs

Deferred financing costs primarily include costs incurred in connection with the credit facility (see Note 7) and the issuance of the 2.9375% Notes and the 3.625% Notes (see Note 9) that are deferred and amortized to interest expense.

Prepaid Expenses and Other

Prepaid expenses and other primarily include prepaid expenses, security deposits and intangible assets. In addition, during the year ended March 31, 2008, included in prepaid and other assets is a $3.0 million note receivable from NextPoint, Inc. (“Break.com”), an equity method investee, as described below.

Equity Method Investments

The carrying amount of significant equity method investments at March 31, 2008 and 2007 was as follows:

	March 31,	March 31,
	2008	2007
	(Amounts in thousands)

Maple Pictures Corp.	$—	$1,764
Horror Entertainment, LLC (“FEARnet”)	789	3,602
NextPoint, Inc. (“Break.com”)	19,979	—
Roadside Attractions, LLC	2,201	—
Elevation Sales Limited	465	—

	$23,434	$5,366

LIONS GATE ENTERTAINMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Equity interests in equity method investments on our consolidated statements of operations represent our portion of the income or loss of our equity method investee based on our percentage ownership. Equity interests in equity method investments for the years ended March 31, 2008, 2007 and 2006 were as follows (income (loss)):

	Year Ended	Year Ended	Year Ended
	March 31,	March 31,	March 31,
	2008	2007	2006
	(Amounts in thousands)

Maple Pictures Corp.	$(71)	$(90)	$(74)
CinemaNow, Inc.	—	(1,000)	—
Horror Entertainment, LLC (“FEARnet”)	(5,418)	(1,515)	—
NextPoint, Inc. (“Break.com”)	(1,013)	—	—
Roadside Attractions, LLC	(898)	—	—
Elevation Sales Limited	(159)	—	—

	$(7,559)	$(2,605)	$(74)

Maple Pictures Corp.  Represents the Company’s interest in Maple Pictures Corp. (“Maple Pictures”), a Canadian film, television and home video distributor. Maple was formed by a director of the Company, a former Lionsgate executive and a third-party equity investor.

Through July 17, 2007, the Company owned 10% of the common shares of Maple Pictures and accounted for its investment in Maple Pictures under the equity method of accounting. For the period from April 1, 2007 through July 17, 2007, the Company recorded 10% of the loss incurred by Maple Pictures amounting to approximately $0.1 million. On July 18, 2007, Maple Pictures repurchased all of the outstanding shares held by a third party investor, which increased the Company’s ownership of Maple Pictures requiring the Company to consolidate Maple Pictures for financial reporting purposes beginning on July 18, 2007. The Company had been reporting the results of Maple Pictures on a one quarter lag given its December 31 year end and the timing of the availability of its financial information. During the quarter ended March 31, 2008, Maple Pictures changed its year end to March 31 and its financial information is now available on a more timely basis; accordingly, the Company eliminated the lag in reporting the results of Maple Pictures such that the consolidated financial statements for the year ended March 31, 2008 include the results of Maple Pictures on a consolidated basis from July 18, 2007 through March 31, 2008. In accordance with the Emerging Issues Task Force (“EITF”) Issue No. 06-09, the Company has applied the change on a retrospective basis and has adjusted the results of the quarters ended December 31, 2007 and September 30, 2007 as presented in the unaudited quarterly data (see Note 20) to eliminate the lag in reporting the results of Maple Pictures. For the periods prior to the quarter ended September 30, 2007, Maple Pictures was accounted for under the equity method and the impact of eliminating the lag was not material to the prior periods.

Dividends of $0.1 million were received for the fiscal years ended March 31, 2008 and 2007.

CinemaNow, Inc.  Represents the Company’s 18.6%, on a fully diluted basis, or 21.0%, on an undiluted basis, equity interest in CinemaNow, Inc. (“CinemaNow”), an internet-video-on-demand provider. At March 31, 2006, the Company had a 30% equity interest on an undiluted basis in CinemaNow. In June 2006, the Company purchased $1.0 million of CinemaNow Series E Preferred Stock as part of a $20.3 million round of financing secured by CinemaNow. At March 31, 2007, the Company’s equity interest in CinemaNow was 18.8% on a fully diluted basis and 21.1% on an undiluted basis. At March 31, 2008, the investment carrying amount is nil as a result of the Company absorbing its share of losses to the full extent of the investment in CinemaNow.

Horror Entertainment, LLC.  Represents the Company’s 33.33% interest in Horror Entertainment, LLC (“FEARnet”), a multiplatform programming and content service provider of horror genre films operating under the branding of “FEARnet.” The Company entered into a five-year license agreement with FEARnet for the U.S. territories and possessions whereby the Company will license content to FEARnet for video-on-demand and broadband exhibition. The Company made capital contributions to FEARnet of $5.0 million in October 2006,

LIONS GATE ENTERTAINMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and $2.6 million in July 2007. As of March 31, 2008, the Company has a remaining commitment for additional capital contributions totaling $5.7 million, which are expected to be fully funded over the next two-year period. Under certain circumstances, if the Company defaults on any of its funding obligations, the Company could forfeit its equity interest in FEARnet and its license agreement with FEARnet could be terminated. The Company is recording its share of the FEARnet results on a one quarter lag and, accordingly, during the year ended March 31, 2008, the Company recorded 33.33% of the loss incurred by FEARnet through December 31, 2007.

NextPoint, Inc.  Represents the Company’s 42% equity interest or 21,000,000 shares of the Series B Preferred Stock of NextPoint, Inc. (“Break.com”), an online video entertainment service provider operating under the branding of “Break.com.” The interest was acquired on June 29, 2007 for an aggregate purchase price of $21.4 million which included $0.5 million of transaction costs, by issuing 1,890,189 of the Company’s common shares. The Company has a call option which is exercisable at any time from June 29, 2007 until the earlier of (i) 30 months after June 29, 2007 or (ii) one year after a change of control, as narrowly defined, to purchase all of the remaining 58% equity interests (excluding any subsequent dilutive events) of Break.com, including in-the-money stock options, warrants and other rights of Break.com for $58.0 million in cash or common stock, at the Company’s option. The value of the call option is included in the investment balance. The Company is recording its share of the Break.com results on a one quarter lag and, accordingly, during the year ended March 31, 2008, the Company recorded 42% of the loss incurred by Break.com from the date of investment through December 31, 2007.

Roadside Attractions, LLC.  Represents the Company’s 43% equity interest acquired on July 26, 2007 in Roadside Attractions, LLC (“Roadside”), an independent theatrical releasing company. The Company has a call option which is exercisable for a period of 90 days commencing on the receipt of certain audited financial statements for a period ending on the third anniversary of the investment to purchase all of the remaining 57% equity interests of Roadside, at a price representative of the then fair value of the remaining interest. The value of the call option is included in the investment balance. The Company is recording its share of the Roadside results on a one quarter lag and, accordingly, during the year ended March 31, 2008, the Company recorded 43% of the loss incurred by Roadside from the date of investment through December 31, 2007.

Elevation Sales Limited.  Represents the Company’s 50% equity interest in Elevation Sales Limited (“Elevation”), a UK based home entertainment distributor. At March 31, 2008 the Company was owed $29.0 million in account receivables from Elevation.

7.	Bank Loans

At March 31, 2008, the Company had a $215 million revolving line of credit, of which $10 million is available for borrowing by Lions Gate UK Ltd., a wholly-owned subsidiary of the Company (“Lionsgate UK”), in either U.S. dollars or British pounds sterling. At March 31, 2008, the Company had no borrowings (March 31, 2007 — nil) under the credit facility. The credit facility expires December 31, 2008 and bears interest at 2.75% over the “Adjusted LIBOR” or the “Canadian Bankers Acceptance” rate (each as defined in the credit facility), or 1.75% over the U.S. or Canadian prime rates. The availability of funds under the credit facility is limited by the borrowing base. Amounts available under the credit facility are also limited by outstanding letters of credit, which amounted to $22.7 million at March 31, 2008. At March 31, 2008 there was $192.3 million available under the credit facility. The Company is required to pay a monthly commitment fee based upon 0.50% per annum on the total credit facility of $215 million less the amount drawn. Right, title and interest in and to all personal property of Lions Gate Entertainment Corp. and Lions Gate Entertainment Inc., the Company’s wholly owned U.S. subsidiary, is pledged as security for the credit facility. The credit facility is senior to the Company’s film obligations and subordinated notes, and restricts the Company from paying cash dividends on its common shares.

LIONS GATE ENTERTAINMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Film and Production Obligations and Participation and Residuals

	March 31,	March 31,
	2008	2007
	(Amounts in thousands)

Film obligations(1)	$29,905	$23,768
Production obligations(2)	248,111	144,116

Total film and production obligations	278,016	167,884
Less film and production obligations expected to be paid within one year	(193,699)	(82,350)

Film and production obligations expected to be paid after one year	$84,317	$85,534

Participation and residuals	$385,846	$171,156

(1)	Film obligations include minimum guarantees, which represent amounts payable for film rights that the Company has acquired and theatrical marketing obligations, which represent amounts that are contractually committed for theatrical marketing expenditures associated with specific titles.

(2)	Production obligations represent amounts payable for the cost incurred for the production of film and television programs that the Company produces, which, in some cases, are financed over periods exceeding one year. Production obligations have contractual repayment dates either at or near the expected completion date, with the exception of certain obligations containing repayment dates on a longer term basis (see Note 17). Production obligations of $162.6 million incur interest at rates ranging from 4.11% to 6.71%; one production loan of $1.6 million bears interest of 11.49%, and approximately $83.9 million of production obligations are non-interest bearing.

The Company expects approximately 73% of accrued participants’ shares will be paid during the one-year period ending March 31, 2009.

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

Amounts funded from Pride are reflected as a participation liability. The difference between the ultimate participation expected to be paid to Pride and the amount funded by Pride is amortized as a charge to or a reduction of participation expense under the individual film forecast method. At March 31, 2008, $134.3 million was payable to Pride and is included in the participation liability on the consolidated balance sheet, and $49.0 million was available to be funded by Pride under the terms of the arrangement.

LIONS GATE ENTERTAINMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Amounts funded from SGF are reflected as a participation liability. The difference between the ultimate participation expected to be paid to SGF and the amount funded by SGF is amortized as a charge to or a reduction of participation expense under the individual film forecast method. At March 31, 2008, $9.3 million was payable to SGF and is included in the participation liability on the consolidated balance sheet, and $124.5 million was available to be funded by SGF under the terms of the arrangement.

9.	Subordinated Notes and Other Financing Obligations

The following table sets forth the subordinated notes and other financing obligations outstanding at March 31, 2008 and March 31, 2007:

	March 31,	March 31,
	2008	2007
	(Amounts in thousands)

2.9375% Convertible Senior Subordinated Notes	$150,000	$150,000
3.625% Convertible Senior Subordinated Notes	175,000	175,000
Other Financing Obligations	3,718	—

	$328,718	$325,000

Subordinated Notes

3.625% Notes.  In February 2005, Lions Gate Entertainment Inc., a wholly-owned subsidiary of the Company (“LGEI”), sold $175.0 million of 3.625% Convertible Senior Subordinated Notes (the “3.625% Notes”). The Company received $170.2 million of net proceeds after paying placement agents’ fees from the sale of $175.0 million of the 3.625% Notes. The Company also paid $0.6 million of offering expenses incurred in connection with the sale of the 3.625% Notes. Interest on the 3.625% Notes is payable semi-annually on March 15 and September 15, from September 15, 2005 until March 15, 2012. After March 15, 2012, interest will be 3.125% per annum on the principal amount of the 3.625% Notes, payable semi-annually on March 15 and September 15 of each year until maturity on March 15, 2025. LGEI may redeem all or a portion of the 3.625% Notes at its option on or after March 15, 2012 at 100% of their principal amount, together with accrued and unpaid interest through the date of redemption.

The holder may require LGEI to repurchase the 3.625% Notes on March 15, 2012, 2015 and 2020 or upon a change in control at a price equal to 100% of the principal amount, together with accrued and unpaid interest through the date of repurchase. Under certain circumstances, if the holder requires LGEI to repurchase all or a portion of their notes upon a change in control, they will be entitled to receive a make whole premium. The amount of the make whole premium, if any, will be based on the price of the Company’s common shares on the effective date of the change in control. No make whole premium will be paid if the price of the Company’s common shares at such time is less than $10.35 per share or exceeds $75.00 per share.

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

The fair value of the 3.625% Notes is approximately $166 million based on current market quotes at March 31, 2008.

2.9375% Notes.  In October 2004, LGEI sold $150.0 million of 2.9375% Convertible Senior Subordinated Notes (the “2.9375% Notes”). The Company received $146.0 million of net proceeds after paying placement agents’ fees from the sale of $150.0 million of the 2.9375% Notes. The Company also paid $0.7 million of offering expenses incurred in connection with the sale of the 2.9375% Notes. Interest on the 2.9375% Notes is payable semi-annually on April 15 and October 15, which commenced on April 15, 2005, and the 2.9375% Notes mature on October 15, 2024. From October 15, 2009 to October 14, 2010, LGEI may redeem the 2.9375% Notes at 100.839%; from October 15, 2010 to October 14, 2011, LGEI may redeem the 2.9375% Notes at 100.420%; and thereafter, LGEI may redeem the notes at 100%.

The holder may require LGEI to repurchase the 2.9375% Notes on October 15, 2011, 2014 and 2019 or upon a change in control at a price equal to 100% of the principal amount, together with accrued and unpaid interest through the date of repurchase. Under certain circumstances, if the holder requires LGEI to repurchase all or a portion of their notes upon a change in control, they will be entitled to receive a make whole premium. The amount of the make whole premium, if any, will be based on the price of the Company’s common shares on the effective date of the change in control. No make whole premium will be paid if the price of the Company’s common shares at such time is less than $8.79 per share or exceeds $50.00 per share.

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

The fair value of the 2.9375% Notes is approximately $155 million based on current market quotes at March 31, 2008.

Other Financing Obligations

On June 1, 2007, the Company entered into a bank financing agreement for $3.7 million to fund the acquisition of certain capital assets. Interest is payable in monthly payments totaling $0.3 million per year for five years at an interest rate of 8.02%, with the entire principal due June 2012.

LIONS GATE ENTERTAINMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Accumulated Other Comprehensive Income (Loss)

Components of accumulated other comprehensive income (loss) are as follows:

		Unrealized
	Foreign	Gain (Loss)		Accumulated
	Currency	on Foreign	Unrealized	Other
	Translation	Exchange	Gain (Loss) on	Comprehensive
	Adjustments	Contracts	Securities	Income (Loss)
	(Amounts in thousands)

Balance at March 31, 2006	$(3,378)	$(52)	$(87)	$(3,517)
Current year change	1,876	259	87	2,222

Balance at March 31, 2007	(1,502)	207	—	(1,295)
Current year change	1,168	(333)	(73)	762

Balance at March 31, 2008	$(334)	$(126)	$(73)	$(533)

11.	Capital Stock

(a)	Common Shares

The Company had 500,000,000 authorized shares of common stock at March 31, 2008 and 2007. The table below outlines common shares reserved for future issuance:

	March 31,	March 31,
	2008	2007
	(Amounts in thousands)

Stock options outstanding	5,137	5,933
Restricted share units — unvested	2,325	1,872
Share purchase options and restricted share units available for future issuance	6,859	1,026
Shares issuable upon conversion of 2.9375% Notes at conversion price of $11.50 per share	13,043	13,043
Shares issuable upon conversion of 3.625% Notes at conversion price of $14.28 per share	12,252	12,252

Shares reserved for future issuance	39,616	34,126

On May 31, 2007, the Company’s Board of Directors authorized the repurchase of up to $50 million of the Company’s common shares, with the timing, price, quantity, and manner of the purchases to be made at the discretion of management, depending upon market conditions. During the period from the authorization date through March 31, 2008, 2,198,635 shares have been repurchased pursuant to the plan at a cost of approximately $20.3 million, including commission costs. The share repurchase program has no expiration date. The shares repurchased under the stock repurchase program are included in treasury shares in the accompanying unaudited consolidated balance sheets and statements of shareholders’ equity.

On December 24, 2007, the Company also repurchased 211,864 common shares from an executive for approximately $2.0 million to primarily satisfy the executive’s tax withholding obligations and other expenses in connection with the exercise of options by the executive on September 25, 2007.

(b)	Series B Preferred Shares

As a condition of the purchase of a subsidiary, on October 13, 2000, the Company issued ten shares at $10 per share to the principal shareholder of Trimark Holdings, Inc. The shares are non-transferable and are not entitled to dividends. The shares are non-voting except that the holder, who was a principal of the subsidiary acquired, has the right to elect

LIONS GATE ENTERTAINMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

himself as a director to the Company’s Board of Directors. The shares are redeemable by the Company if certain events occur. The shares have a liquidation preference equal to the stated value of $10 per share.

(c)	Share-Based Compensation

Adoption of SFAS No. 123(R)

As of March 31, 2008, the Company had two stock option and long-term incentive plans that permit the grant of stock options and other equity awards to certain employees, officers, non-employee directors, and consultants, which are described more fully below. Prior to April 1, 2006, the Company accounted for stock-based compensation under the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB Opinion No. 25), and related Interpretations, as permitted under SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123). The intrinsic value method requires recognition of compensation expense over the applicable vesting period for the difference between the exercise price of the stock option and the market value of the underlying stock on the date of grant. Since the exercise price of our stock options is equal to the market value of the underlying stock at the date of grant, the Company has not historically recognized compensation costs associated with share based awards, with the exception of stock appreciation rights (“SARs”) and restricted share units discussed below and to a very limited extent the modification of awards previously issued.

Effective April 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), using the modified-prospective transition method. Under such transition method, compensation cost recognized for the years ended March 31, 2008 and 2007 includes: (a) compensation cost for all stock options granted prior to, but not yet vested as of April 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted on or after April 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated. As a result of adopting SFAS No. 123(R) on April 1, 2006, the Company’s losses from operations before income taxes and net loss for the year ended March 31, 2008 and the Company’s income from operations before income taxes and net income for the year ended March 31, 2007 are both $3.5 million higher and $3.0 million lower, respectively, than if the Company had continued to account for share-based compensation under APB Opinion No. 25. The $3.0 million charge for the year ended March 31, 2007 consisted of the recognition of compensation expense of $2.6 million associated with stock options granted and a $0.4 million change in the fair value as compared to the change in the intrinsic value of stock appreciation rights. The $3.5 million charge for the year ended March 31, 2008 consisted of the recognition of compensation expense of $3.4 million associated with stock options granted and a $0.1 million change in the fair value as compared to the change in the intrinsic value of stock appreciation rights. For the year ended March 31, 2007, the Company’s basic and diluted income per share would have been $0.03 and $0.02, respectively, higher if the Company had not adopted SFAS No. 123(R). For the year ended March 31, 2008, the Company’s basic and diluted loss per share would have been $0.03 lower if the Company had not adopted SFAS No. 123(R).

SFAS No. 123(R) requires the cash flows resulting from the tax benefits from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. There were no tax benefits realized from the deduction of amounts related to share based payments for the years ended March 31, 2008 and 2007. Prior to the adoption of SFAS No. 123(R) and upon issuance of the restricted share units pursuant to the agreements, an unamortized compensation expense equivalent to the market value of the shares on the date of grant was charged to stockholders’ equity as unearned compensation and amortized over the applicable vested periods. As a result of adopting SFAS No. 123(R) on April 1, 2006, the Company transferred the remaining unearned compensation balance in its stockholders’ equity to common share capital. Prior to the adoption of SFAS No. 123(R), the Company recorded forfeitures of restricted share units, if any, and any compensation cost previously recognized for unvested restricted share units was reversed in the period of forfeiture. Beginning April 1, 2006, the Company records forfeitures in accordance with SFAS No. 123(R) by estimating the forfeiture rates for

LIONS GATE ENTERTAINMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

share-based awards upfront and recording a true-up adjustment for the actual forfeitures. For the years ended March 31, 2008 and 2007, the calculation of forfeitures did not have a material effect on the Company’s results of operations, financial position or cash flows.

The fair value of each option award is estimated on the date of grant using a closed-form option valuation model (Black-Scholes) based on the assumptions noted in the following table. Expected volatilities are based on implied volatilities from traded options on the Company’s stock, historical volatility of the Company’s stock and other factors. The expected term of options granted represents the period of time that options granted are expected to be outstanding. During the year ended March 31, 2007, two officers were each granted options to purchase 1.1 million shares of common stock. The following table represents the assumptions used in the Black-Scholes option-pricing model for options granted during the years ended March 31, 2008, 2007 and 2006:

	Year Ended March 31,
	2008	2007	2006

Risk-free interest rate	2.7% - 4.8%	4.7%	4.0%
Expected option lives (in years)	5.0 to 6.5 years	6.3 years	5.0 years
Expected volatility for options	31%	31%	33%
Expected dividend yield	0%	0%	0%

The weighted-average grant-date fair values for options granted during the year ended March 31, 2008 was $4.17 (2007 — $3.93, 2006 — $3.61). The Company recognized the following share-based compensation expense during the years ended March 31, 2008, 2007 and 2006:

	Year Ended March 31,
	2008	2007	2006
	(Amounts in thousands)

Compensation Expense (Benefit):
Stock Options	$3,375	$2,591	$27
Restricted Share Units	10,414	4,431	1,689
Stock Appreciation Rights	(1,708)	1,684	(274)

Total	$12,081	$8,706	$1,442

There was no income tax benefit recognized in the statements of operations for share-based compensation arrangements during the years ended March 31, 2008, 2007 and 2006.

LIONS GATE ENTERTAINMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table illustrates the effect on net income and income per common share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock options issued and modified under the Company’s stock option plans during the year ended March 31, 2006. For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes option-pricing model and amortized to expense over the options’ vesting periods.

Year Ended
March 31,
2006
(Amounts in thousands,
except per share data)

Numerator:
Net income, as reported	$6,096
Add: stock-based compensation expense calculated using intrinsic value method and included in reported net income	27
Deduct: stock-based compensation expense calculated using fair value method	(2,044)

Net income, pro forma	$4,079

Denominator:
Weighted average common shares outstanding used in the computation of pro forma basic income per common share	103,066

Weighted average common shares outstanding used in the computation of pro forma diluted income per common share	106,102

Income per share:
Basic income per share — as reported	$0.06

Basic income per share — pro forma	$0.04

Diluted income per share — as reported	$0.06

Diluted income per share — pro forma	$0.04

Stock Option and Long-Term Incentive Plans

The Company has two stock option and long-term incentive plans that permit the grant of stock options and other equity awards to certain employees, officers, non-employee directors and consultants for up to 16.0 million shares of the Company’s common stock.

The Company’s shareholders approved an Employees’ and Directors’ Equity Incentive Plan (the “Plan”) that provides for the issue of up to 8.0 million common shares of common stock of the Company to eligible employees, directors and service providers of the Company and its affiliates. On July 25, 2003, the Company’s Board of Directors increased the number of shares authorized for stock options from 8.0 million to 9.0 million. Of the 9.0 million common shares allocated for issuance, up to a maximum of 250,000 common shares may be issued as discretionary bonuses in accordance with the terms of a share bonus plan. At March 31, 2008, 79,433 common shares were available for grant under the Plan.

With the approval of the 2004 Performance Incentive Plan (the “2004 Plan”), no new awards were granted under the Plan subsequent to the 2004 Annual General Meeting of Shareholders. Any remaining shares available for additional grant purposes under the Plan may be issued under the 2004 Plan. The 2004 Plan provided for the issue of up to an additional 2.0 million common shares of the Company to eligible employees, directors, officers and other eligible persons through the grant of awards and incentives for high levels of individual performance and improved

LIONS GATE ENTERTAINMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

financial performance of the Company. On September 12, 2006 and September 11, 2007, the Company’s shareholders approved an increase of 5.0 million and 7.0 million common shares, respectively, under the 2004 Plan. The 2004 Plan authorizes stock options, share appreciation rights, restricted shares, share bonuses and other forms of awards granted or denominated in the Company’s common shares. The per share exercise price of an option granted under the 2004 Plan generally may not be less than the fair market value of a common share of the Company on the date of grant. The maximum term of an option granted under the 2004 Plan is ten years from the date of grant. At March 31, 2008, 6,779,222 common shares were available for grant under the 2004 Plan.

Stock Options

A summary of option activity under the various plans as of March 31, 2008, 2007 and 2006 and changes during the years then ended is presented below:

					Weighted	Aggregate
				Weighted-	Average	Intrinsic
			Total	Average	Remaining	Value as of
	Number of	Number of	Number of	Exercise	Contractual	March 31,
	Shares(1)	Shares(2)	Shares	Price	Term in Years	2008

Options:
Outstanding at April 1, 2005	5,767,266	—	5,767,266	$4.29
Granted	201,000	—	201,000	9.96
Exercised	(361,310)	—	(361,310)	3.90
Forfeited or expired	(436,852)	—	(436,852)	8.41

Outstanding at March 31, 2006	5,170,104	—	5,170,104	$4.19
Granted	2,100,000		2,100,000	9.68
Exercised	(1,297,144)	—	(1,297,144)	3.29
Forfeited or expired	(39,671)	—	(39,671)	7.73

Outstanding at March 31, 2007	5,933,289	—	5,933,289	$6.30
Granted	495,000	600,000	1,095,000	10.33
Exercised	(1,871,058)		(1,871,058)	3.09
Forfeited or expired	(19,868)	—	(19,868)	7.42

Outstanding at March 31, 2008	4,537,363	600,000	5,137,363	$8.32	5.79	$8,769,262

Outstanding as of March 31, 2008, vested or expected to vest in the future	4,535,780	600,000	5,135,780	$8.32	5.79	$8,769,207

Exercisable at March 31, 2008	2,464,029	—	2,464,029	$6.57	2.57	$8,103,662

(1)	Issued under our long-term incentive plans.

(2)	On September 10, 2007, in connection with the acquisition of Mandate (see Note 12), two executives entered into employment agreements with Lions Gate Films, Inc., a wholly-owned subsidiary of the Company. Pursuant to the employment agreements, the executives were granted an aggregate of 600,000 stock options, which vest over a three- to five-year period. The options were granted outside of our long-term incentive plans.

The total intrinsic value of options exercised as of each exercise date during the year ended March 31, 2008 was $12.1 million (2007 — $8.7 million, 2006 — $2.0 million).

LIONS GATE ENTERTAINMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Share Units

Effective June 27, 2005 the Company, pursuant to the 2004 Plan, began granting restricted share units to certain employees, directors and consultants.

A summary of the status of the Company’s restricted share units as of March 31, 2008, 2007 and 2006, and changes during the years then ended is presented below:

			Total	Weighted Average
	Number of	Number of	Number of	Grant Date Fair
	Shares(1)	Shares(2)	Shares	Value

Restricted Share Units:
Outstanding at April 1, 2005	—	—	—	$—
Granted	570,375	—	570,375	10.18
Vested	(50,833)	—	(50,833)	10.16
Forfeited	(10,875)	—	(10,875)	10.40

Outstanding at March 31, 2006	508,667	—	508,667	$10.18
Granted	1,557,833	—	1,557,833	9.70
Vested	(167,608)	—	(167,608)	10.28
Forfeited	(26,649)	—	(26,649)	9.54

Outstanding at March 31, 2007	1,872,243	—	1,872,243	$9.78
Granted	1,051,267	287,500	1,338,767	10.39
Vested	(825,846)	—	(825,846)	9.89
Forfeited	(60,539)	—	(60,539)	9.89

Outstanding at March 31, 2008	2,037,125	287,500	2,324,625	$10.09

(1)	Issued under our long-term incentive plans.

(2)	On September 10, 2007, in connection with the acquisition of Mandate (see Note 12), two executives entered into employment agreements with Lions Gate Films, Inc. Pursuant to the employment agreements, the executives were granted an aggregate of 287,500 restricted share units, which vest over a three- to five-year period. The restricted share units were granted outside of our long-term incentive plans.

The fair values of restricted share units are determined based on the market value of the shares on the date of grant.

The following table summarizes the total remaining unrecognized compensation cost as of March 31, 2008 related to non-vested stock options and restricted share units and the weighted average remaining years over which the cost will be recognized:

	Total	Weighted
	Unrecognized	Average
	Compensation	Remaining
	Cost	Years
	(Amounts in thousands)

Stock Options	$8,833	2.8
Restricted Share Units	15,821	2.4

Total	$24,654

Under the Company’s two stock option and long term incentive plans, the Company withholds shares to satisfy minimum statutory federal, state and local tax withholding obligations arising from the vesting of restricted share

LIONS GATE ENTERTAINMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

units. During the year ended March 31, 2008, 161,819 shares were withheld upon the vesting of restricted share units and 396,904 shares were withheld upon the exercise of stock options to satisfy minimum statutory federal, state and local tax withholding obligations. In addition, 480,382 shares were withheld and cancelled to fund the exercise of certain stock options.

The Company becomes entitled to an income tax deduction in an amount equal to the taxable income reported by the holders of the stock options and restricted share units when vesting or exercise occurs, the restrictions are released and the shares are issued. Restricted share units are forfeited if the employees terminate prior to vesting.

Stock Appreciation Rights

On November 13, 2001, 750,000 options, granted to certain officers of the Company to purchase common shares of the Company, were revised as stock appreciation rights (“SARs”) which entitled the holders to receive cash only and not common shares. The amount of cash received was to be equal to the amount by which the trading price of common shares on the exercise notice date exceeds the SARs’ price of $5.00 multiplied by the number of options exercised. Any twenty-day average trading price of common shares prior to the exercise notice date had to be $6.00 or above in order for the officers to exercise their SARs. These SARs are not considered part of the Plan. Through March 31, 2006, the Company measured compensation expense as the amount by which the market value of common shares exceeded the SARs’ price. The SARs were fully vested prior to the adoption of SFAS No. 123(R). Effective April 1, 2006, upon the adoption of SFAS No. 123(R), the Company measured compensation expense based on the fair value of the SARs determined by using the Black-Scholes option-pricing model at each reporting date. For the year ended March 31, 2007, the following assumptions were used in the Black-Scholes option-pricing model: Volatility of 41.8%, Risk Free Rate of 5.0%-5.2%, Expected Term of 0.17-1.25 years, and Dividend of 0%. On August 11, 2006, an officer exercised 375,000 SARs and received $1.6 million in cash. The trading price of common shares at the exercise date was $9.27. On September 20, 2006, another officer’s 375,000 fully vested and outstanding SARs were cancelled in exchange for $2.1 million in cash. The Company has no stock-based compensation accrual at March 31, 2008 related to these awards (March 31, 2007 — nil).

On February 2, 2004, an officer of the Company was granted 1,000,000 SARs, which entitles the officer to receive cash only, and not common shares. The amount of cash received will be equal to the amount by which the trading price of common shares on the exercise notice date exceeds the SARs’ price of $5.20 multiplied by the number of SARs exercised. The SARs vested one quarter immediately on the award date and one quarter on each of the first, second and third anniversaries of the award date. These SARs are not considered part of the Plan. Through March 31, 2006, the Company measured compensation expense as the amount by which the market value of common shares exceeded the SARs’ price at each reporting date. Effective April 1, 2006, upon the adoption of SFAS No. 123(R), the Company measures compensation expense based on the fair value of the SARs which is determined by using the Black-Scholes option-pricing model at each reporting date. For the year ended March 31, 2008, the following assumptions were used in the Black-Scholes option-pricing model: Volatility of 45.9%, Risk Free Rate of 1.68%, Expected Term of 0.8 years, and Dividend of 0%. At March 31, 2008, the market price of our common shares was $9.75, the weighted average fair value of the SARs was $4.70, and all 1,000,000 of the SARs had vested. Due to the decrease in the market price of its common shares, the Company recorded a stock-based compensation benefit in the amount of $1.7 million in general and administration expenses in the consolidated statements of operations for the year ended March 31, 2008 (2007 — increase of expense of $1.8 million, 2006 — increase of expense of $0.4 million). The compensation benefit amount in the period is calculated by using the fair value of the SARs, multiplied by the remaining 850,000 SARs which have fully vested (150,000 SARs were previously exercised and expensed). At March 31, 2008, the Company has a stock-based compensation liability accrual in the amount of $4.0 million (March 31, 2007 — $5.7 million) included in accounts payable and accrued liabilities on the consolidated balance sheets relating to these SARs.

LIONS GATE ENTERTAINMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Acquisitions and Divestitures

Acquisition of Mandate Pictures LLC

On September 10, 2007, the Company purchased all of the membership interests in Mandate Pictures, LLC, a Delaware limited liability company (“Mandate”). Mandate is a worldwide independent film producer and distributor. The Mandate acquisition brings to the Company additional experienced management personnel working within the motion picture business segment. In addition, the Mandate acquisition adds an independent film and distribution business to the Company’s motion picture business. The aggregate cost of the acquisition was approximately $128.8 million including liabilities assumed of $70.2 million with amounts paid or to be paid to the selling shareholders of approximately $58.6 million, comprised of $46.8 million in cash and 1,282,999 of the Company’s common shares, 169,879 of which have been issued during the quarter ended March 31, 2008 and delivered and the balance of 1,113,120 to be issued and delivered in September 2008 and March 2009, pursuant to certain holdback provisions. Of the $46.8 million cash portion of the purchase price, $44.3 million was paid at closing, $0.9 million represented estimated direct transaction costs (paid to lawyers, accountants and other consultants), and $1.6 million represented the remaining estimated cash consideration that will be paid within the next six-month period. In addition, immediately prior to the transaction, the Company loaned Mandate $2.9 million. The value assigned to the shares for purposes of recording the acquisition was $11.8 million and was based on the closing price of the Company’s common shares on the date of the acquisition. In addition, the Company may be obligated to pay additional amounts pursuant to the purchase agreement should certain films or derivative works meet certain target performance thresholds. Such amounts, to the extent they relate to films or derivative works of films identified at the acquisition date will be charged to goodwill if the target thresholds are achieved, and such amounts, to the extent they relate to other qualifying films produced in the future, will be accounted for similar to other film participation arrangements.

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

Preliminary
Allocation
(Amounts in thousands)

Cash and cash equivalents	$3,952
Restricted cash	5,157
Accounts receivable, net	16,938
Investment in films and television programs	61,580
Definite life intangible assets	1,400
Other assets acquired	2,651
Goodwill	37,102
Accounts payable and accrued liabilities	(11,289)
Participation and residuals	(3,641)
Film obligations	(50,565)
Deferred revenue	(4,658)

Total	$58,627

LIONS GATE ENTERTAINMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following unaudited pro forma condensed consolidated statements of operations presented below illustrate the results of operations of the Company as if the acquisition of Mandate as described above occurred at April 1, 2006, based on the preliminary purchase price allocation:

	Year Ended	Year Ended
	March 31, 2008	March 31, 2007
	(Amounts in thousands,
	except per share amounts)

Revenues	$1,382,289	$1,078,701
Operating income (loss)	$(63,516)	$56,904
Net income (loss)	$(77,766)	$39,870
Basic Net Income (Loss) Per Common Share	$(0.65)	$0.36
Diluted Net Income (Loss) Per Common Share	$(0.65)	$0.35
Weighted average number of common shares outstanding — Basic	119,710	109,681
Weighted average number of common shares outstanding — Diluted	119,710	120,302

Acquisition of Debmar-Mercury LLC

On July 3, 2006, the Company acquired all of the capital stock of Debmar-Mercury, LLC (“Debmar-Mercury”), a leading syndicator of film and television packages. Consideration for the Debmar-Mercury acquisition was $27.0 million, comprised of a combination of $24.5 million in cash paid on July 3, 2006 and $2.5 million in common shares of the Company issued in January 2008, and assumed liabilities of $10.5 million. An additional $0.2 million has been incurred in acquisition costs. The purchase price may be adjusted for the payment of additional consideration contingent on the financial performance of Debmar-Mercury for the five-year period ending June 30, 2011. The Debmar-Mercury acquisition was accounted for as a purchase, with the results of operations of Debmar-Mercury consolidated from July 3, 2006. Goodwill of $8.7 million represents the excess of the purchase price over the fair value of the net identifiable tangible and intangible assets acquired. The allocation of the purchase price to the tangible and intangible assets acquired and liabilities assumed based on their fair values is as follows:

(Amounts in
thousands)

Cash and cash equivalents	$603
Accounts receivable, net	10,065
Investment in films and television programs	18,000
Other assets acquired	391
Goodwill	8,690
Other liabilities assumed	(10,509)

Total	$27,240

Sale of Studio Facilities

On March 15, 2006, the Company sold its studio facility located in Vancouver, British Columbia. The purchase price of $35.3 million (net of commissions) was paid in cash. Studio facilities previously comprised the Company’s

LIONS GATE ENTERTAINMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

studio facilities reporting segment (see Note 16). Certain assets, including cash and accounts receivable balances were excluded from the transaction. At March 15, 2006, the carrying value of studios’ property and equipment sold in the agreement was $28.3 million and was comprised primarily of land and buildings, with carrying values of $12.6 million and $14.8 million, respectively. At March 15, 2006, the carrying value of the goodwill within the studios reporting unit was $1.9 million. The agreement also required the Company to repay the remaining balances of its mortgages payable at the close of the transaction. On March 15, 2006, the Company paid the remaining mortgages balances of $16.8 million. The Company incurred mortgage penalty costs of less than $0.1 million in connection with the repayment of the mortgages which reduced the gain on sale of studio facilities recorded during the year ended March 31, 2006 in the consolidated statements of operations. In connection with the repayment of the remaining balances of its mortgages payable on its studio facilities, the Company terminated its CDN$20 million interest rate swap for $0.1 million, which the Company paid on March 15, 2006. The Company recognized a gain, on the sale of the studio facilities of $4.9 million before $1.7 million of related taxes, during the fiscal year ended March 31, 2006 within the discontinued operations line item in the consolidated statements of operations.

The Company’s consolidated statements of operations for all years presented have been revised to reflect the gain on sale of the studio facility and all revenues and expenses of the studio facility net within the discontinued operations section of the consolidated statements of operations. Similarly, the Company’s statements of cash flows have been revised to distinguish the cash flows of continued operations from cash flows from discontinued operations.

The following table presents the revenues and expenses of the studio facilities which have been aggregated and included net of taxes within the discontinued operations in the consolidated statements of operations (in millions):

Year Ended
March 31, 2006
(Amounts in millions)

Statement of Income Data
Revenue	$5.8
Operating expenses	(2.3)

Segment profit	3.5
Other expenses	(1.4)
Gain on sale	4.9
Taxes	(2.5)

Income from discontinued operations	$4.5

13.	Direct Operating Expenses

	Year Ended	Year Ended	Year Ended
	March 31,	March 31,	March 31,
	2008	2007	2006
	(Amounts in thousands)

Amortization of films and television programs	$403,319	$241,640	$253,279
Participation and residual expense	257,046	196,716	197,785
Amortization of acquired intangible assets	1,526	884	2,004
Other expenses	559	(2,422)	5,922

	$662,450	$436,818	$458,990

Other expenses primarily consist of the provision (benefit) for doubtful accounts and foreign exchange gains and losses. The provision (benefit) for doubtful accounts for the years ended March 31, 2008, 2007 and 2006 were an expense of $0.9 million, a benefit of $1.5 million, and an expense of $5.7 million, respectively. Foreign exchange

LIONS GATE ENTERTAINMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

losses (gains) for the years ended March 31, 2008, 2007 and 2006 were a gain of $0.3 million, a gain of $0.9 million and a loss of $0.3 million, respectively. The negative other expenses for the year ended March 31, 2007 is due to a reversal of the provision for doubtful accounts of $1.5 million, primarily due to the collection of accounts receivables that were previously reserved. Other expenses for the year ended March 31, 2006 includes a provision for doubtful accounts of $5.7 million, of which $4.4 million related primarily to a large retail customer which declared bankruptcy.

14.	Income Taxes

The Company’s Canadian, UK, U.S., and Australian pretax income (loss) from continuing operations, net of intercompany eliminations, are as follows:

	Year Ended	Year Ended	Year Ended
	March 31, 2008	March 31, 2007	March 31, 2006
	(Amounts in thousands)

Canada	$(2,221)	$(1,131)	$720
United Kingdom	(8,720)	(466)	(1,843)
United States	(60,090)	37,721	1,713
Australia	1,094	(965)	—

	$(69,937)	$35,159	$590

The Company’s current and deferred income tax provision (benefits) are as follows:

	Year Ended	Year Ended	Year Ended
	March 31, 2008	March 31, 2007	March 31, 2006
	(Amounts in thousands)

Current	$4,820	$2,547	$(1,425)
Deferred	(789)	5,133	395

	$4,031	$7,680	$(1,030)

CANADA
Current	$458	$(758)	$(2,385)
Deferred	(1,367)	—	—

	(909)	(758)	(2,385)

UNITED KINGDOM
Current	$(56)	$—	$—
Deferred	—	(784)	(572)

	(56)	(784)	(572)

UNITED STATES
Current	$4,217	$3,305	$960
Deferred	597	5,917	967

	4,814	9,222	1,927

AUSTRALIA
Current	$201	$—	$—
Deferred	(19)	—	—

	182	—	—

LIONS GATE ENTERTAINMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The differences between income taxes expected at U.S. statutory income tax rates and the income tax provision (benefit) are as set forth below:

	Year Ended	Year Ended	Year Ended
	March 31, 2008	March 31, 2007	March 31, 2006
	(Amounts in thousands)

Income taxes (tax benefits) computed at Federal statutory rate of 35%	$(24,658)	$12,306	$172
Federal alternative minimum tax	—	494	562
Foreign and provincial operations subject to different income tax rates	(390)	500	73
State income tax	2,642	3,477	1,750
Change to the accrual for tax liability	51	(1,109)	(1,099)
Foreign income tax withholding	753	507	466
Other	3,116	(1,292)	(1,161)
Increase (decrease) in valuation allowance	22,517	(7,203)	(1,793)

	$4,031	$7,680	$(1,030)

Although the Company is incorporated under Canadian law, the majority of its global operations are currently subject to tax in the U.S. As a result, the Company believes it is more appropriate to use the U.S. Federal statutory rate in its reconciliation of the statutory rate to its reported income tax rate.

LIONS GATE ENTERTAINMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The income tax effects of temporary differences between the book value and tax basis of assets and liabilities are as follows:

	March 31, 2008	March 31, 2007
	(Amounts in thousands)

CANADA
Assets
Net operating losses	$9,894	$13,437
Accounts payable	—	561
Property and equipment	1,009	750
Reserves	1,411	—
Other	1,746	3,681
Valuation allowance	(12,436)	(16,729)

	1,624	1,700
Liabilities
Investment in film and television obligations	(590)	—
Other	(471)	(1,700)

Net Canada	563	—

UNITED KINGDOM
Assets
Net operating losses	$5,546	$4,116
Property and equipment	58	56
Interest Payable	498	330
Reserves	—	—
Other	31	6
Valuation Allowance	(4,129)	(1,688)

	2,004	2,820
Liabilities
Investment in film and television obligations	(2,004)	(2,820)

Net United Kingdom	—	—

UNITED STATES
Assets
Net operating losses	$28,310	$36,959
Accounts payable	7,875	4,824
Other assets	33,559	18,332
Reserves	76,217	62,685
Valuation allowance	(90,973)	(74,621)

	54,988	48,179
Liabilities
Investment in film and television obligations	(48,493)	(42,234)
Accounts receivable	(1,887)	(2,850)
Other	(5,143)	(3,095)

Net United States	(535)	—

AUSTRALIA
Assets
Net operating losses	$—	$265
Property and equipment	—	1
Valuation allowance	—	(266)

Net Australia	—	—

TOTAL	$28	$—

LIONS GATE ENTERTAINMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Due to the uncertainty surrounding the timing of realizing the benefits of its deferred tax assets in future tax returns, the Company has recorded a valuation allowance against its deferred tax assets with the exception of deferred tax liabilities related to tax goodwill and certain foreign deferred tax assets. A release of $0.1 million of valuation allowance was recorded as a reduction of goodwill for the initial recognition of tax benefits related to acquired deductible temporary differences and net operating losses, resulting in a deferred tax expense. The total change in the valuation allowance was $14.2 million and ($16.0) million for fiscal 2008 and fiscal 2007, respectively.

The deferred tax liabilities associated with tax goodwill cannot be considered a source of taxable income to support the realization of deferred tax assets, because these deferred tax liabilities will not reverse until some indefinite future period. As such, the Company has recorded a deferred tax liability as of March 31, 2008 and 2007 of $0.5 million and nil, respectively.

At March 31, 2008, the Company had U.S. and state net operating loss carryforwards of approximately $87.5 million and $73.3 million, respectively, available to reduce future federal and state taxable income which expire beginning in 2009 through 2027. At March 31, 2008, the Company had Canadian loss carryforwards of $21.6 million which will expire beginning in 2009 through 2027, and $19.8 million of UK loss carryforwards available indefinitely to reduce future income taxes. At March 31, 2008, approximately $5.5 million of the valuation allowance attributable to U.S. loss carry forwards would, to the extent those losses were utilized in future years, reduce goodwill.

As a result of the adoption of SFAS No. 123(R), the Company recognizes tax benefits associated with the exercise of stock options directly to stockholders’ equity only when realized. Accordingly, deferred tax assets are not recognized for net operating loss carryforwards resulting from tax benefits occurring from April 1, 2006 onward. A tax benefit occurs when the actual tax benefit realized upon an employee’s disposition of a share-based award exceeds the deferred tax asset, if any, associated with the award. At March 31, 2008, deferred tax assets do not include $20.8 million of tax benefits from stock-based compensation.

U.S. income taxes were not provided on undistributed earnings from Australian and U.K. subsidiaries. Those earnings are considered to be permanently reinvested in accordance with APB Opinion No. 23.

FASB Issued Interpretation No. 48.  On July 13, 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109,” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN No. 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN No. 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006.

The Company adopted the provisions of FIN 48 on April 1, 2007. Upon adoption, the Company recognized no adjustment in its balance of unrecognized tax benefits. As of April 1, 2007, the date of adoption, the Company’s unrecognized tax benefits totaled $0.5 million exclusive of associated interest and penalties. The entire unrecognized tax benefits, if recognized, will affect the effective tax rate.

LIONS GATE ENTERTAINMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the changes to the gross unrecognized tax benefits for the year ended March 31, 2008:

(Amount in
millions)

Gross unrecognized tax benefits at April 1, 2007	$0.5
Increases in tax positions for prior years	—
Decreases in tax positions for prior years	—
Increases in tax positions for current year	—
Settlements	(0.5)
Lapse in statute of limitations	—

Gross unrecognized tax benefits at March 31, 2008	$—

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. For the years ended March 31, 2008 and 2007, interest and penalties were not significant. The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. With a few exceptions, the Company is subject to income tax examination by U.S. and state tax authorities for the fiscal years ended March 31, 2004 and forward. However, to the extent allowed by law, the taxing authorities may have the right to examine prior periods where net operating losses (“NOLs”) were generated and carried forward, and make adjustments up to the amount of the NOLs. The Company’s fiscal years ended March 31, 2006 and forward are subject to examination by the UK tax authorities. The Company’s fiscal years ended March 31, 2004 and forward are subject to examination by the Canadian tax authorities. Currently, audits are occurring in Canada, and various state and local tax jurisdictions.

The future utilization of the Company’s NOLs to offset future taxable income may be subject to a substantial annual limitation as a result of ownership changes that may have occurred previously or that could occur in the future.

15.	Government Assistance

Tax credits earned for the year ended March 31, 2008 totaled $15.0 million (2007 — $16.4 million; 2006 — $15.7 million). Accounts receivable at March 31, 2008 includes $29.9 million with respect to tax credits receivable (2007 — $22.6 million).

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

LIONS GATE ENTERTAINMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As a result of the Company’s sale of the studio facilities on March 15, 2006 as discussed in Note 12, the Company no longer discloses its studio operations as a reportable segment.

Segmented information by business is as follows:

	Year Ended	Year Ended	Year Ended
	March 31, 2008	March 31, 2007	March 31, 2006
	(Amounts in thousands)

Segment revenues
Motion Pictures	$1,150,906	$858,207	$812,441
Television	210,133	118,533	132,944

	$1,361,039	$976,740	$945,385

Direct operating expenses
Motion Pictures	$472,521	$330,497	$337,457
Television	189,929	106,321	121,533

	$662,450	$436,818	$458,990

Distribution and marketing
Motion Pictures	$619,069	$396,045	$396,098
Television	16,597	8,365	3,201

	$635,666	$404,410	$399,299

General and administration
Motion Pictures	$42,951	$31,139	$26,544
Television	6,680	3,682	461

	$49,631	$34,821	$27,005

Segment profit
Motion Pictures	$16,365	$100,526	$52,342
Television	(3,073)	165	7,749

	$13,292	$100,691	$60,091

Acquisition of investment in films and television programs
Motion Pictures	$323,504	$173,700	$179,702
Television	122,210	123,449	105,009

	$445,714	$297,149	$284,711

Purchases of property and equipment amounted to $3.6 million, $8.3 million and $5.6 million for the fiscal year ended March 31, 2008, 2007, and 2006, respectively, all primarily pertaining to the corporate headquarters.

LIONS GATE ENTERTAINMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment profit is defined as segment revenue less segment direct operating, distribution and marketing and general and administration expenses and severance and relocation costs. The reconciliation of total segment profit to the Company’s income before income taxes is as follows:

	Year Ended	Year Ended	Year Ended
	March 31, 2008	March 31, 2007	March 31, 2006
	(Amounts in thousands)

Company’s total segment profit	$13,292	$100,691	$60,091
Less:
Corporate general and administration	(69,449)	(55,961)	(42,931)
Depreciation	(3,974)	(2,786)	(1,817)
Interest expense	(16,432)	(17,832)	(18,860)
Interest and other income	11,276	11,930	(123)
Gain on sale of equity securities	2,909	1,722	4,304
Equity interests loss	(7,559)	(2,605)	(74)

Income (loss) before income taxes	$(69,937)	$35,159	$590

The following table sets forth significant assets as broken down by segment and other unallocated assets as of March 31, 2008 and 2007:

	March 31, 2008			March 31, 2007
	Motion			Motion
	Pictures	Television	Total	Pictures	Television	Total
	(Amounts in thousands)

Significant assets by segment
Accounts receivable	$193,810	$66,474	$260,284	$85,294	$45,202	$130,496
Investment in films and television programs	540,527	68,415	608,942	397,346	95,794	493,140
Goodwill	210,570	13,961	224,531	173,530	13,961	187,491

	$944,907	$148,850	$1,093,757	$656,170	$154,957	$811,127

Other unallocated assets (primarily cash and available-for-sale investments)			444,001			325,968

Total assets			$1,537,758			$1,137,095

Revenue by geographic location, based on the location of the customers, with no other foreign country individually comprising greater than 10% of total revenue, is as follows:

	Year Ended	Year Ended	Year Ended
	March 31, 2008	March 31, 2007	March 31, 2006
	(Amounts in thousands)

Canada	$61,247	$15,667	$11,939
United States	1,069,887	844,642	853,207
Other foreign	229,905	116,431	80,239

	$1,361,039	$976,740	$945,385

LIONS GATE ENTERTAINMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assets by geographic location are as follows:

	March 31, 2008	March 31, 2007
	(Amounts in thousands)

Canada	$44,943	$14,714
United States	1,423,328	1,033,445
United Kingdom	67,651	58,758
Australia	1,836	30,178

	$1,537,758	$1,137,095

Total amount of revenue from one customer representing greater than 10% of consolidated revenues for the year ended March 31, 2008 was $251.4 million (2007 — $214.7 million; 2006 — $216.9 million) and was included in the motion pictures reporting segment. Accounts receivable due from this customer was approximately 14% of consolidated accounts receivable at March 31, 2008. The total amount of gross accounts receivable due from this customer was approximately $57.3 million at March 31, 2008. Accounts receivable due from a customer was approximately 15% of consolidated gross accounts receivable at March 31, 2007. The total amount of gross accounts receivable due from this customer was approximately $39.4 million at March 31, 2007.

17.	Commitments and Contingencies

Future commitments under contractual obligations as of March 31, 2008 are as follows:

	Year Ended March 31,
	2009	2010	2011	2012	2013	Thereafter	Total
	(Amounts in thousands)

Future annual repayment of debt and other financing obligations as of March 31, 2008
Production obligations(1)	$163,794	$13,685	$40,644	$29,988	$—	$—	$248,111
Interest payments on subordinated notes and other financing obligations	11,046	11,046	11,046	11,046	10,776	124,594	179,554
Subordinated notes and other financing obligations	—	—	—	—	3,718	325,000	328,718

	$174,840	$24,731	$51,690	$41,034	$14,494	$449,594	$756,383
Contractual commitments by expected repayment date
Film obligations(1)	$29,905	$—	$—	$—	$—	$—	$29,905
Distribution and marketing commitments(2)	39,123	28,000	—	—	—	—	67,123
Minimum guarantee commitments(3)	167,057	54,626	43,300	1,750	—	—	266,733
Production obligation commitments(3)	33,905	49,155	7,157	—	—	—	90,127
Operating lease commitments	7,502	8,801	8,239	4,347	2,672	1,689	33,250
Other contractual obligations	13,095	257	221	185	—	—	13,758
Employment and consulting contracts	29,253	17,578	10,824	1,587	377	—	59,619

	$319,840	$158,417	$69,741	$7,869	$3,049	$1,689	$560,515

Total future commitments under contractual obligations	$494,680	$183,148	$121,431	$48,903	$17,543	$451,283	$1,316,988

(1)	Film and production obligations include minimum guarantees, theatrical marketing obligations and production obligations as disclosed in Note 8. Repayment dates are based on anticipated delivery or release date of the related film or contractual due dates of the obligation.

LIONS GATE ENTERTAINMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)	Distribution and marketing commitments represent contractual commitments for future expenditures associated with distribution and marketing of films which the Company will distribute. The payment dates of these amounts are primarily based on the anticipated release date of the film.

(3)	Minimum guarantee commitments represent contractual commitments related to the purchase of film rights for future delivery. Production obligation commitments represent amounts committed for future film production and development costs to be funded through production financing and recorded as a production obligation liability. Future payments under these obligations are based on anticipated delivery or release dates of the related film or contractual due dates of the obligation. The amounts include future interest payments associated with the obligations.

Operating Leases.  The Company has operating leases for offices and equipment. The Company incurred rental expense of $6.2 million during the year ended March 31, 2007 (2007 — $4.7 million; 2006 — $3.7 million). The Company earned sublease income of $0.5 million during the year ended March 31, 2007 (2007 — $0.3 million; 2006 — $0.7 million).

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

The Company has provided an accrual for estimated losses under the above matters as of March 31, 2008, in accordance with SFAS No. 5 “Accounting for Contingencies.”

The Company has entered into an agreement to guarantee a production loan limited to $27 million, for the production of a television series produced by a third party. The fair value of this guarantee was not significant due to remote likelihood of default by the third party, and the underlying collateral retained by the Company.

18.	Financial Instruments

(a)	Credit Risk

Concentration of credit risk with the Company’s customers is limited due to the Company’s customer base and the diversity of its sales throughout the world. The Company performs ongoing credit evaluations and maintains a provision for potential credit losses. The Company generally does not require collateral for its trade accounts receivable. Accounts receivable include amounts receivable from Canadian governmental agencies in connection with government assistance for productions as well as amounts due from customers. Amounts receivable from governmental agencies amounted to 11.5% of accounts receivable, net at March 31, 2008 (2007 — 17.3%).

(b)	Forward Contracts

The Company enters into forward foreign exchange contracts to hedge its foreign currency exposures on future production expenses denominated in Canadian dollars. As of March 31, 2008, the Company had outstanding contracts to sell CDN$7.6 million in exchange for US$7.3 million over a period of six weeks at a weighted average exchange rate of CDN$0.96, and to buy CDN$4.0 million in exchange for US$4.0 million over a period of four weeks at a weighted average exchange rate of CDN$0.9992. Changes in the fair value representing a net unrealized fair value loss on foreign exchange contracts that qualified as effective hedge contracts outstanding during the year ended March 31, 2008 amounted to $0.3 million and are included in accumulated other comprehensive income (loss), a separate component of shareholders’ equity. Changes in the fair value representing a net unrealized fair value gain on foreign exchange contracts that did not qualify as effective hedge contracts outstanding during the year ended March 31, 2008 amounted to $0.2 million and are included in earnings. During the year ended March 31, 2008, the Company completed foreign exchange contracts denominated in Canadian dollars. The net gains resulting from the completed contracts were $2.1 million. These contracts are entered into with a major financial institution as counterparty. The Company is exposed to credit loss in the event of nonperformance by the

LIONS GATE ENTERTAINMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

counterparty, which is limited to the cost of replacing the contracts, at current market rates. The Company does not require collateral or other security to support these contracts.

19.	Supplementary Cash Flow Statement Information

(a) Interest paid during the fiscal year ended March 31, 2008 amounted to $12.1 million (2007 — $15.0 million; 2006 — $16.7 million).

(b) Income taxes paid during the fiscal year ended March 31, 2008 amounted to $4.8 million (2007 — $3.5 million; 2006 — $0.1 million).

(c) During the fiscal year ended March 31, 2008 the Company received $16.7 million from the sale of the Company’s investments in equity securities available-for-sale, that were receivable at March 31, 2007 (2006 — nil).

20.	Quarterly Financial Data (Unaudited)

Certain quarterly information is presented below. The Company’s statements of operations data for its second and third quarters in fiscal 2008 have been adjusted to eliminate the one quarter lag in reporting of the results of Maple due to the change in the year end of Maple Pictures as discussed in Note 6. The effects of this adjustment are presented in the following table:

		Second Quarter		Third Quarter
		As Previously	Second Quarter	As Previously	Third Quarter
	First Quarter	Reported	As Adjusted(1)	Reported	As Adjusted(1)	Fourth Quarter
	(Amounts in thousands, except per share amounts)

2008
Revenues	$198,742	$343,505	$351,744	$290,866	$299,008	$511,545
Direct operating expenses	$87,058	$182,487	$184,335	$137,381	$140,051	$251,006
Net income (loss)	$(53,118)	$(56,214)	$(58,003)	$1,958	$7,314	$29,839
Basic income (loss) per share	$(0.45)	$(0.47)	$(0.49)	$0.02	$0.06	$0.25
Diluted income (loss) per share	$(0.45)	$(0.47)	$(0.49)	$0.02	$0.06	$0.22

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Amounts in thousands, except per share amounts)

2007
Revenues	$172,456	$218,169	$254,531	$331,584
Direct operating expenses	$68,545	$94,723	$110,921	$162,629
Net income (loss)	$(3,604)	$(14,392)	$20,455	$25,020
Basic income (loss) per share	$(0.03)	$(0.14)	$0.19	$0.21
Diluted income (loss) per share	$(0.03)	$(0.14)	$0.17	$0.19

(1)	The second and third quarter results as previously reported in fiscal 2008 have been adjusted to reflect the elimination of the one quarter lag in reporting the results of Maple due to the change in the year end of Maple as discussed in Note 6 in accordance with EITF Issue No. 06-09.

Certain statement of cash flow information is presented below. The Company’s statement of cash flows as reported for each of the three quarters in the interim periods ended December 31, 2007 have been restated to reflect the classification of certain production loans used to fund the production of the Company’s films and production

LIONS GATE ENTERTAINMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

funding provided as a government incentives within the cash provided by (used in) financing activities rather than the cash provided by (used in) operating activities as discussed in Note 1:

	Three Months		Six Months		Nine Months
	Ended	Three Months	Ended	Six Months	Ended	Nine Months
	June 30,	Ended	September 30,	Ended	December 31,	Ended
	2007	June 30,	2007	September 30,	2007	December 31,
	As Previously	2007	As Previously	2007	As Previously	2007
	Reported	Restated	Reported	Restated	Reported	Restated
	(Amounts in thousands)

2008
Cash flows provided by (used in) operating activities	$(80,371)	$(55,580)	$(58,553)	$(57,830)	$(51,863)	$(91,237)
Cash flows provided by investing activities	$81,943	$81,943	$173,726	$173,369	$202,104	$202,104
Cash flows provided by (used in) financing activities	$4,108	$(20,683)	$(6,273)	$(4,843)	$(20,478)	$19,502

	Three Months		Six Months		Nine Months
	Ended	Three Months	Ended	Six Months	Ended	Nine Months
	June 30,	Ended	September 30,	Ended	December 31,	Ended
	2006	June 30,	2006	September 30,	2006	December 31,
	As Previously	2006	As Previously	2006	As Previously	2006
	Reported	Restated	Reported	Restated	Reported	Restated
	(Amounts in thousands)

2007
Cash flows provided by (used in) operating activities	$(15,024)	$(22,942)	$10,782	$(37,755)	$65,705	$13,394
Cash flows provided by (used in) investing activities	$23,143	$23,143	$(7,317)	$(7,317)	$(76,437)	$(76,437)
Cash flows provided by financing activities	$353	$8,271	$2,429	$50,996	$3,280	$55,591

21.	Consolidating Financial Information

In October 2004, the Company sold $150.0 million of the 2.9375% Notes, through its wholly owned U.S. subsidiary Lions Gate Entertainment Inc. The 2.9375% Notes, by their terms, are fully and unconditionally guaranteed by the Company.

In February 2005, the Company sold $175.0 million of the 3.625% Notes, through LGEI. The 3.625% Notes, by their terms, are fully and unconditionally guaranteed by the Company.

The following tables present condensed consolidating financial information as of March 31, 2008 and 2007 and for the years ended March 31, 2008, 2007 and 2006 for (1) the Company, on a stand-alone basis, (2) LGEI, on a

LIONS GATE ENTERTAINMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stand-alone basis, (3) the non-guarantor subsidiaries of the Company (including the subsidiaries of LGEI) on a combined basis (collectively, the “Other Subsidiaries”) and (4) the Company on a consolidated basis.

	As of March 31, 2008
	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated
		(Amounts in thousands)

BALANCE SHEET
Assets
Cash and cash equivalents	$4,474	$350,581	$16,534	$—	$371,589
Restricted cash	—	10,300	—	—	10,300
Investments	—	6,927	—	—	6,927
Accounts receivable, net	344	—	260,635	(695)	260,284
Investment in films and television programs	871	6,683	601,246	142	608,942
Property and equipment	—	12,428	1,185	—	13,613
Goodwill	10,173	—	214,358	—	224,531
Other assets	1,983	268,070	4,217	(232,698)	41,572
Investment in subsidiaries	264,329	594,542	—	(858,871)	—

	$282,174	$1,249,531	$1,098,175	$(1,092,122)	$1,537,758

Liabilities and Shareholders’ Equity (Deficiency)
Accounts payable and accrued liabilities	$540	$31,913	$212,980	$(3)	$245,430
Participation and residuals	187	1,567	384,228	(136)	385,846
Film and production obligations	78	—	277,938	—	278,016
Subordinated notes and other financing obligations	—	325,000	3,718	—	328,718
Deferred revenue	—	1,026	110,484	—	111,510
Intercompany payables (receivables)	(226,854)	852,748	(218,788)	(407,106)	—
Intercompany equity	319,985	93,217	329,597	(742,799)	—
Shareholders’ equity (deficiency)	188,238	(55,940)	(1,982)	57,922	188,238

	$282,174	$1,249,531	$1,098,175	$(1,092,122)	$1,537,758

LIONS GATE ENTERTAINMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended March 31, 2008
	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated
	(Amounts in thousands)

STATEMENT OF OPERATIONS
Revenues	$397	$14,312	$1,363,872	$(17,542)	$1,361,039
EXPENSES:
Direct operating	254	—	664,033	(1,837)	662,450
Distribution and marketing	—	1,969	634,011	(314)	635,666
General and administration	1,182	68,407	49,491	—	119,080
Depreciation	—	2	3,972	—	3,974

Total expenses	1,436	70,378	1,351,507	(2,151)	1,421,170

OPERATING INCOME (LOSS)	(1,039)	(56,066)	12,365	(15,391)	(60,131)

Other expenses (income):
Interest expense	—	15,768	664	—	16,432
Interest and other income	(275)	(10,684)	(317)	—	(11,276)
Gain on sale of equity securities	—	—	(2,909)	—	(2,909)

Total other expenses (income)	(275)	5,084	(2,562)	—	2,247

INCOME (LOSS) BEFORE EQUITY INTERESTS AND INCOME TAXES	(764)	(61,150)	14,927	(15,391)	(62,378)
Equity interests income (loss)	(73,853)	(10,385)	(5,896)	82,575	(7,559)

INCOME (LOSS) BEFORE INCOME TAXES	(74,617)	(71,535)	9,031	67,184	(69,937)
Income tax provision (benefit)	(649)	422	4,258	—	4,031

NET INCOME (LOSS)	$(73,968)	$(71,957)	$4,773	$67,184	$(73,968)

LIONS GATE ENTERTAINMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended March 31, 2008
	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated
		(Amounts in thousands)

STATEMENT OF CASH FLOWS
NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	$29,821	$124,361	$(66,878)	$1,846	$89,150

INVESTING ACTIVITIES:
Purchases of investments — auction rate securities	—	(229,262)	—	—	(229,262)
Proceeds from the sale of investments — auction rate securities	—	466,641	—	—	466,641
Purchases of investments — equity securities	—	—	(4,836)	—	(4,836)
Proceeds from the sale of investments — equity securities	—	16,343	7,812	—	24,155
Acquisition of Mandate, net of unrestricted cash acquired	—	(45,157)	3,952	—	(41,205)
Loan to Mandate — acquisition	—	(2,895)	—	—	(2,895)
Acquisition of Maple, net of unrestricted cash acquired	—	—	1,753	—	1,753
Investment in equity method investees	—	(3,099)	(3,361)	—	(6,460)
Loan to equity method investee	—	(3,000)	—	—	(3,000)
Purchases of property and equipment	—	(1,200)	(2,408)	—	(3,608)

NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	—	198,371	2,912	—	201,283

FINANCING ACTIVITIES:
Exercise of stock options	1,251	—	—	—	1,251
Amounts paid to satisfy tax withholding requirements on options exercised	(5,319)		—	—	(5,319)
Repurchases of common shares	(22,260)	—	—	—	(22,260)
Borrowings under financing arrangements	—	—	3,718	—	3,718
Borrowings under production obligations	—	—	162,400		162,400
Repayment of production obligations	—	—	(111,357)		(111,357)

NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	(26,328)	—	54,761	—	28,433

NET CHANGE IN CASH AND CASH EQUIVALENTS	3,493	322,732	(9,205)	1,846	318,866

FOREIGN EXCHANGE EFFECT ON CASH	(927)	(498)	4,497	(1,846)	1,226
CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	1,908	28,347	21,242	—	51,497

CASH AND CASH EQUIVALENTS — END OF PERIOD	$4,474	$350,581	$16,534	$—	$371,589

LIONS GATE ENTERTAINMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of March 31, 2007
	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated
	(Amounts in thousands)

BALANCE SHEET
Assets
Cash and cash equivalents	$1,908	$28,347	$21,242	$—	$51,497
Restricted cash	—	2,475	2,440	—	4,915
Investments	—	237,379	125	—	237,504
Accounts receivable, net	281	17,261	112,954	—	130,496
Investment in films and television programs	—	6,632	486,508	—	493,140
Property and equipment	—	11,230	1,865	—	13,095
Goodwill	—	—	187,491	—	187,491
Other assets	59	10,675	8,223	—	18,957
Investment in subsidiaries	361,898	639,289	—	(1,001,187)	—

	$364,146	$953,288	$820,848	$(1,001,187)	$1,137,095

Liabilities and Shareholders’ Equity (Deficiency)
Accounts payable and accrued liabilities	$390	$28,313	$126,914	$—	$155,617
Participation and residuals	—	229	170,927	—	171,156
Film and production obligations	—	5,500	162,384	—	167,884
Subordinated notes	—	325,000	—	—	325,000
Deferred revenue	—	—	69,548	—	69,548
Intercompany payables (receivables)	(204,119)	555,762	(126,108)	(225,535)	—
Intercompany equity	319,985	93,217	364,536	(777,738)	—
Shareholders’ equity (deficiency)	247,890	(54,733)	52,647	2,086	247,890

	$364,146	$953,288	$820,848	$(1,001,187)	$1,137,095

LIONS GATE ENTERTAINMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended March 31, 2007
	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated
	(Amounts in thousands)

STATEMENT OF INCOME
Revenues	$—	$13,717	$971,583	$(8,560)	$976,740
EXPENSES:
Direct operating	—	1,389	435,429	—	436,818
Distribution and marketing	84	769	403,557	—	404,410
General and administration	1,221	55,511	34,050	—	90,782
Depreciation	—	25	2,761	—	2,786

Total expenses	1,305	57,694	875,797	—	934,796

OPERATING INCOME (LOSS)	(1,305)	(43,977)	95,786	(8,560)	41,944

Other Expense (Income):
Interest expense	118	17,608	106	—	17,832
Interest income	(174)	(12,020)	264	—	(11,930)
Gain on sale of equity securities	—	(1,722)	—	—	(1,722)

Total other expenses	(56)	3,866	370	—	4,180

INCOME (LOSS) BEFORE EQUITY INTERESTS AND INCOME TAXES	(1,249)	(47,843)	95,416	(8,560)	37,764
Equity interests income (loss)	28,778	83,470	(2,604)	(112,249)	(2,605)

INCOME (LOSS) BEFORE INCOME TAXES	27,529	35,627	92,812	(120,809)	35,159
Income tax provision (benefit)	50	604	7,026	—	7,680

NET INCOME (LOSS)	$27,479	$35,023	$85,786	$(120,809)	$27,479

LIONS GATE ENTERTAINMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended March 31, 2007
	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated
	(Amounts in thousands)

STATEMENT OF CASH FLOWS
NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(8,739)	$129,702	$(62,383)	$1,147	$59,727

INVESTING ACTIVITIES:
Purchases of investments — auction rate securities	—	(865,750)	—	—	(865,750)
Proceeds from the sale of investments — auction rate securities	—	795,448	—	—	795,448
Purchases of investments — equity securities	—	—	(122)	—	(122)
Proceeds from the sale of investments — equity securities	—	390	—	—	390
Acquisition of Redbus, net of cash acquired	—	(45)	—	45	—
Acquisition of Debmar, net of cash acquired	—	(24,722)	603	—	(24,119)
Investment in equity method investees	—	(5,116)	—	—	(5,116)
Purchases of property and equipment	—	(3,175)	(5,173)	—	(8,348)

NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	—	(102,970)	(4,692)	45	(107,617)

FINANCING ACTIVITIES:
Exercise of stock options	4,222	—	—	55	4,277
Borrowings under production obligations	—	—	97,083	—	97,083
Repayment of production obligations	—	—	(48,993)	—	(48,993)

NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	4,222	—	48,090	55	52,367

NET CHANGE IN CASH AND CASH EQUIVALENTS	(4,517)	26,732	(18,985)	1,247	4,477

FOREIGN EXCHANGE EFFECT ON CASH	(116)	1,615	(210)	(1,247)	42
CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	6,541	—	40,437	—	46,978

CASH AND CASH EQUIVALENTS — END OF PERIOD	$1,908	$28,347	$21,242	$—	$51,497

LIONS GATE ENTERTAINMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended March 31, 2006
	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated
	(Amounts in thousands)

STATEMENT OF INCOME
Revenues	$1,152	$4,259	$940,532	$(558)	$945,385
EXPENSES:
Direct operating	—	—	458,990	—	458,990
Distribution and marketing	—	—	399,299	—	399,299
General and administration	1,748	37,613	31,133	(558)	69,936
Depreciation	—	86	1,731	—	1,817

Total expenses	1,748	37,699	891,153	(558)	930,042

OPERATING INCOME (LOSS)	(596)	(33,440)	49,379	—	15,343

Other Expenses (Income):
Interest expense	3	18,557	300	—	18,860
Interest rate swaps mark-to market	—	123	—	—	123
Interest income	(63)	(4,186)	(55)	—	(4,304)

Total other expenses (income), net	(60)	14,494	245	—	14,679

INCOME (LOSS) BEFORE EQUITY INTERESTS AND INCOME TAXES	(536)	(47,934)	49,134	—	664
Equity interests	3,384	46,822	(74)	(50,206)	(74)

INCOME (LOSS) BEFORE INCOME TAXES	2,848	(1,112)	49,060	(50,206)	590
Income tax provision (benefit)	—	376	(1,406)	—	(1,030)

INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS	2,848	(1,488)	50,466	(50,206)	1,620

Income from discontinued operations (including gain on sale of $4,872), net of tax of $2,464	—	—	4,476	—	4,476

NET INCOME (LOSS)	$2,848	$(1,488)	$54,942	$(50,206)	$6,096

LIONS GATE ENTERTAINMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended March 31, 2006
	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated
	(Amounts in thousands)

STATEMENT OF CASH FLOWS
NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES — CONTINUING OPERATIONS	$(16,993)	$97,369	$(27,724)	$—	$52,652

NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES — DISCONTINUED OPERATIONS	—	—	2,580	—	$2,580

NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	(16,993)	97,369	(25,144)	—	$55,232

INVESTING ACTIVITIES:
Purchases of investments — auction rate securities	—	(307,031)	—	—	(307,031)
Sales of investments — auction rate securities	—	139,950	—	—	139,950
Purchases of investments — equity securities	—	(3,470)	—		(3,470)
Cash received from sale of investment	—	—	2,945	—	2,945
Cash received from disposition of assets, net	23,238	—	11,622	—	34,860
Acquisition of Redbus, net of cash acquired	—	(27,138)	—	—	(27,138)
Purchases of property and equipment	—	(5,438)	(117)	—	(5,555)

NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES — CONTINUING OPERATIONS	23,238	(203,127)	14,450	—	(165,439)

NET CASH FLOWS PROVIDED BY INVESTING ACTIVITIES — DISCONTINUED OPERATIONS	—	—	105	—	105

NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	23,238	(203,127)	14,555	—	(165,334)

FINANCING ACTIVITIES:
Exercise of stock options	1,408	—	—	—	1,408
Financing fees	—	(546)	—	—	(546)
Borrowings under production obligations	—	—	92,605	—	92,605
Repayment of production obligations	—	—	(24,825)	—	(24,825)
Repayment of subordinated notes	—	—	(5,000)	—	(5,000)
Repayment of mortgages payable	—	—	(16,224)	—	(16,224)

NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES — CONTINUING OPERATIONS	1,408	(546)	46,556	—	47,418

NET CASH FLOWS USED IN FINANCING ACTIVITIES — DISCONTINUED OPERATIONS	—	—	(2,703)	—	(2,703)

NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,408	(546)	43,853	—	44,715

NET CHANGE IN CASH AND CASH EQUIVALENTS	7,653	(106,304)	33,264	—	(65,387)
FOREIGN EXCHANGE EFFECT ON CASH — CONTINUING OPERATIONS	(2,055)	(52)	1,479	—	(628)
FOREIGN EXCHANGE EFFECT ON CASH — DISCONTINUED OPERATIONS	—	—	154	—	154

FOREIGN EXCHANGE EFFECT ON CASH	(2,055)	(52)	1,633	—	(474)
CASH AND CASH EQUIVALENTS — BEGINNING OF YEAR	943	106,356	5,540	—	112,839

CASH AND CASH EQUIVALENTS — END OF YEAR	$6,541	$—	$40,437	$—	$46,978

LIONS GATE ENTERTAINMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

22.	Related Party Transactions

Ignite, LLC Transactions

In February 2001, the Company entered into an agreement with Ignite, LLC (“Ignite”), a company, in which Michael Burns, the Company’s Vice Chairman and a director owns approximately a 31% interest, and Hardwick Simmons, a director of the Company, owns approximately a 12% interest. The agreement terminated pursuant to its terms in February 2003 and was not renewed. The agreement provided that Ignite will be paid a producer fee and a percentage of adjusted gross receipts for projects which commenced production during the term of the agreement and which were developed through a development fund financed by Ignite. During the year ended March 31, 2008, less than $0.1 million was paid to Ignite under this agreement (2007 — $0.1 million, 2006 — less than $0.1 million).

The Company entered into an agreement with Ignite effective as of March 31, 2006. Under the agreement, in consideration for Ignite disclaiming all of its rights and interests in and to the motion picture Employee of the Month, Ignite was entitled to box office bonuses if certain thresholds were met. During the year ended March 31, 2008, the Company did not make any payments to Ignite under this agreement (2007 — $0.3 million).

In January 2008, the Company entered into a distribution agreement with Ignite in which the Company’s international division is going to represent, on a sales agency basis, a library of restored feature films, known as the Ignite Library, in Asia and the Far East, Eastern Europe and the Middle East. During the year ended March 31, 2008, the Company did not make any payments to Ignite under this agreement.

In May 2008, Lions Gate Films Inc., a wholly-owned subsidiary of the Company (“LGF”), entered into a sales agreement with Ignite for international distribution rights to the film Shrink. Among other things, the agreement provides that if LGF has not received a certain percentage of gross receipts in respect of its distribution fee after one year, then Ignite shall pay LGF the difference between the amount of the distribution fee actually received by LGF and the percentage received of gross receipts. No amount was paid to Ignite under this agreement during the year ended March 31, 2008.

Sobini Films

In November 2002, the Company entered into a distribution agreement with Sobini Films (“Sobini Films”), a company owned by Mark Amin, a director of the Company, for international distribution rights to the film The Prince and Me. During the year ended March 31, 2008, the Company did not make any payments to Sobini Films in connection with profit participation under this agreement (2007 — $0.1 million, 2006 — $0.4 million).

In March 2006, the Company entered into three distribution agreements with Sobini Films, under which the Company acquired certain distribution rights to the films The Prince and Me II, Streets of Legend and Peaceful Warrior. Scott Paterson, a director of the Company, is also an investor in Peaceful Warrior. The Company is required to pay a home video advance in the amount equal to 50% of Sobini Films’ projected share of adjusted gross receipts from the Company’s initial home video release of Streets of Legend. During the year ended March 31, 2008, the Company paid $0.1 million to Sobini Films under these three distribution agreements (2007 — $0.7 million).

In April 2006, the Company entered into a development agreement with Sobini Films related to the film Sanctuary. The agreement provides that the parties are to evenly split development costs, up to a cap of $75,000 for the Company. Any amount above the Company’s cap will be paid by Sobini Films. Each of the Company and Sobini Films has the right (but not the obligation) to move forward with the project. If one chooses to move forward and the other does not, the latter shall be entitled to reimbursement of all monies contributed to the project. During the year ended March 31, 2008, the Company did not make any payments to Sobini Films under the development agreement (2007 — $0.1 million).

In March 2007, the Company and Sobini Films entered into a termination agreement with respect to the film Peaceful Warrior. Under the termination agreement, Sobini Films agreed to pay the Company a one-time, non-recoupable payment in the amount of $386,000, with such payment to be deferred (subject to a personal guarantee letter from the director that owns Sobini Films and payment of any interest incurred by the Company). In exchange,

LIONS GATE ENTERTAINMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Sobini Films is entitled to most future rights with respect to the film. During the year ended March 31, 2008, Sobini Films did not make any payments to the Company under the termination agreement (2007 — nil).

In August 2006, the Company entered into a Right of First Refusal Agreement (the “ROFR Agreement”) with Sobini Films and Mr. Amin, granting the Company first look rights with respect to motion pictures produced by Sobini Films or the director. Under the ROFR, the Company has a first look with respect to worldwide distribution rights in any motion picture produced by Sobini Films or Mr, Amin (other than as a producer for hire) alone or in conjunction with others to the extent that Sobini Films or Mr. Amin controls the licensing of such distribution rights during the term of the ROFR. The ROFR is subject to an indefinite, rolling 12-month term until terminated. During the term of the ROFR, the Company shall pay to Sobini Films the amount of $250,000 per year. The Company is entitled to recoup the payment in the form of a production fee payable out of the budget of two “Qualifying Pictures” (as defined in the ROFR) annually that the Company chooses to distribute under the Agreement. During the year ended March 31, 2008, the Company paid $0.3 million to Sobini Films under the ROFR (2007 — $0.2 million).

On December 20, 2007, the Company entered into an amendment to the ROFR Agreement (the “Amendment”). Under the terms of the Amendment, until December 31, 2008, Sobini Films will pay the Company a five (5%) percent fee on all of Sobini Films’ international sales of motion pictures for annual sales of up to Ten Million ($10,000,000) Dollars, a mutually negotiated fee of less then five (5%) percent if annual international sales of motion pictures exceed Ten Million ($10,000,000) Dollars for less than or equal to five motion pictures, and a mutually negotiated fee of greater than five (5%) percent if annual international sales of motion pictures exceed Ten Million ($10,000,000) Dollars for greater than five motion pictures. The Company will be responsible for all servicing/delivery and contract execution/collection issues, while Sobini Films will be responsible for all sales and negotiation of deal terms for all Sobini Films’ motion pictures, and will assist the Company in any collection problems. Additionally, the Agreement will terminate on December 31, 2008, subject to extension, in our sole discretion. During the year ended March 31, 2008, the Company was not paid any amounts under the Amendment.

Cerulean, LLC Transactions

In December 2003 and April 2005, the Company entered into distribution agreements with Cerulean, LLC (“Cerulean”), a company in which Jon Feltheimer, the Company’s Chief Executive Officer and Co-Chairman of the Company’s Board of Directors, and Michael Burns, the Company’s Vice Chairman and a director, each hold a 28% interest. Under the agreements, the Company obtained rights to distribute certain titles in home video and television media and Cerulean is entitled to receive royalties. During the year ended March 31, 2008, the Company paid only a nominal amount to Cerulean under these agreements (2007 — nominal, 2006 — $0.1 million).

Icon International Transactions

In March 2006, the Company entered into purchase and vendor subscription agreements with Icon International, Inc. (“Icon”), a company which directly reports to Omnicom Group, Inc. Daryl Simm, a director of the Company, is the Chairman and Chief Executive Officer of Omnicom Media Group, a division of Omnicom Group, Inc. Under the purchase agreement, the Company agreed to transfer title to certain excess CDs in inventory to Icon International, Inc. for liquidation purposes. In return, Icon agreed to pay the Company approximately $0.7 million. The Company received the $0.7 million payment in March 2006. Under the vendor subscription agreement, the Company agreed to purchase approximately $4.1 million in media advertising through Icon. During the year ended March 31, 2008, the Company did not make any payments to Icon under the vendor subscription agreement (2007 — $5.0 million, 2006 — nil).

In January 2007, the Company and Icon entered into a vendor subscription agreement (the “Vendor Agreement”) with a term of five years. Under the Vendor Agreement, the Company agreed to purchase media advertising through Icon and Icon agreed to reimburse the Company for certain operating expenses as follows: (1) $763,958 during the first year of the term; (2) $786,013 during the second year of the term; (3) $808,813 during the third year of the term; (4) $832,383 during the fourth year of the term; and (5) $856,750 during the fifth year of the term (collectively, the “Minimum Annual Payment Amounts”) or at the Company’s option, the Company could elect that Icon reimburse the

LIONS GATE ENTERTAINMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company for certain operating expenses in the following amounts: (a) $1,145,936 during the first year of the term; (b) $1,179,019 during the second year of the term; (c) $1,213,219 during the third year of the term; (d) $1,248,575 during the fourth year of the term; and (e) $1,285,126 during the fifth year of the term (collectively, the “Supplemental Annual Payment Amounts”). The Company has elected to be reimbursed for the Supplemental Annual Payment Amount for the first year of the term. In exchange, the Company agreed to purchase media advertising through Icon of approximately $5.6 million per year (if the Company elects to be reimbursed for the Minimum Annual Payment Amount) or approximately $8.4 million per year (if the Company elects to be reimbursed for the Supplemental Annual Payment Amount) for the five-year term. The actual amount of media advertising to be purchased is determined using a formula based upon values assigned to various types of advertising, as set forth in the Agreement. For accounting purposes, the operating expenses incurred by the Company will continue to be expensed in full and the reimbursements from Icon of such expenses will be treated as a discount on media advertising and will be reflected as a reduction of advertising expense as the media advertising costs are incurred by the Company. The Agreement may be terminated by the Company effective as of any Agreement year end with six months notice. During the year ended March 31, 2008, Icon paid $1.4 million to the Company under the Vendor Agreement (2007 — nil, 2006 — nil). During the year ended March 31, 2008, the Company incurred $8.8 million in media advertising expenses with Icon under the Vendor Agreement (2007 — nil, 2006 — nil).

Other Transactions

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

The Company recognized $2.7 million in revenue pursuant to the library and output agreement with Maple Pictures Corp. during the period from April 1, 2007 to July 17, 2007, the period in which Maple Pictures was an equity method investment (2007 — $12.9 million, 2006 — $4.1 million) (see Note 6).

During the year ended March 31, 2008, the Company recognized $1.8 million in revenue pursuant to the five-year license agreement with Horror Entertainment, LLC. (2007 — $0.7 million, 2006 — nil).

During the year ended March 31, 2008, the Company recognized $3.9 million in distribution and marketing expenses paid to Roadside Attractions, LLC. in connection with the release of certain theatrical titles. (2007 — nil, 2006 — nil).

23.	Subsequent Events (Unaudited)

Premium Television Channel

In April 2008, the Company announced a joint venture with Viacom, Paramount Pictures and MGM to create a premium television channel and video on demand service. The new venture will have access to the Company’s titles released theatrically on or after January 1, 2009. Viacom Inc. will provide operational support to the venture, including marketing and affiliate services through its MTV Networks division. Upon its expected launch in the fall of 2009, the joint venture will provide the Company with an additional platform to distribute our library of motion picture titles and television episodes and programs.

LIONS GATE ENTERTAINMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Joint Venture with Eros International

In May 2008, the Company announced a joint venture with Eros International Ltd., a London Stock Exchange listed leading Indian filmed entertainment studio with a global distribution network (“Eros”), for distribution of Lionsgate and other English language content in original as well as dubbed language versions within South Asia including India, across all distribution formats such as cinemas, home entertainment, television and new media. The joint venture will also explore the production of Indian formats and remakes based on Lionsgate and third-party film catalogues and create crossover films that will tap into India’s booming local language market as well as wider audiences outside of India. Additionally, as part of the joint venture, the Company will acquire North American home entertainment distribution rights to 20 select titles (including Oscar nominated Eklavya and the critically acclaimed Gandhi My Father) from Eros’s library of over 1,900 film titles, which includes some of the top Indian Box Office successes each year and films that have most potential for a wide mainstream release in North America.