Form 10-Q
period 2008-06-30
LIONS GATE ENTERTAINMENT CORP /CN/
filed 2008-08-08
CIK 929351

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at August 1, 2008
Common Shares, no par value per share	117,374,945 shares

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

These forward-looking statements reflect Lions Gate Entertainment Corp.’s current views with respect to future events and are based on assumptions and are subject to risks and uncertainties. Also, these forward-looking statements present our estimates and assumptions only as of the date of this report. Except for our ongoing obligation to disclose material information as required by federal securities laws, we do not intend to update you concerning any future revisions to any forward-looking statements to reflect events or circumstances occurring after the date of this report.

Actual results in the future could differ materially and adversely from those described in the forward-looking statements as a result of various important factors, including the substantial investment of capital required to produce and market films and television series, increased costs for producing and marketing feature films, budget overruns, limitations imposed by our credit facilities, unpredictability of the commercial success of our motion pictures and television programming, the cost of defending our intellectual property, difficulties in integrating acquired businesses, technological changes and other trends affecting the entertainment industry, and the risk factors found herein and under the heading “Risk Factors” in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 30, 2008, which risk factors are incorporated herein by reference.

Unless otherwise indicated, all references to the “Company,” “Lionsgate,” “we,” “us,” and “our” include reference to our subsidiaries as well.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

LIONS GATE ENTERTAINMENT CORP.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2008	2008
	(Unaudited)	(Note 1)
	(Amounts in thousands, except share amounts)

ASSETS
Cash and cash equivalents	$230,590	$371,589
Restricted cash	15,850	10,300
Investments	6,909	6,927
Accounts receivable, net of reserve for video returns and allowances of $98,024 (March 31, 2008 — $95,515) and provision for doubtful accounts of $6,302 (March 31, 2008 — $5,978)	198,440	260,284
Investment in films and television programs	740,480	608,942
Property and equipment	14,836	13,613
Goodwill	224,213	224,531
Other assets	55,429	41,572

	$1,486,747	$1,537,758

LIABILITIES
Accounts payable and accrued liabilities	$182,985	$245,430
Participation and residuals	350,952	385,846
Film and production obligations	312,616	278,016
Subordinated notes and other financing obligations	328,718	328,718
Deferred revenue	129,063	111,510

	1,304,334	1,349,520

Commitments and contingencies

SHAREHOLDERS’ EQUITY
Common shares, no par value, 500,000,000 shares authorized, 121,445,965 and 121,081,311 shares issued at June 30, 2008 and March 31, 2008, respectively	437,990	434,650
Series B preferred shares (10 shares issued and outstanding)	—	—
Accumulated deficit	(216,524)	(223,619)
Accumulated other comprehensive loss	(373)	(533)

	221,093	210,498
Treasury shares, no par value, 4,072,499 and 2,410,499 shares at June 30, 2008 and March 31, 2008, respectively	(38,680)	(22,260)

	182,413	188,238

	$1,486,747	$1,537,758

See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2008	2007
	(Amounts in thousands, except per share amounts)

Revenues	$298,459	$198,742
Expenses:
Direct operating	148,008	87,058
Distribution and marketing	98,975	135,501
General and administration	38,308	26,840
Depreciation	1,062	908

Total expenses	286,353	250,307

Operating income (loss)	12,106	(51,565)

Other expenses (income):
Interest expense	4,311	3,860
Interest and other income	(2,155)	(3,803)

Total other expenses, net	2,156	57

Income (loss) before equity interests and income taxes	9,950	(51,622)
Equity interests loss	(2,186)	(807)

Income (loss) before income taxes	7,764	(52,429)
Income tax provision	669	689

Net income (loss)	$7,095	$(53,118)

Basic Net Income (Loss) Per Common Share	$0.06	$(0.45)

Diluted Net Income (Loss) Per Common Share	$0.06	$(0.45)

See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

									Accumulated
			Series B		Restricted			Comprehensive	Other
	Common Shares		Preferred Shares		Share	Unearned	Accumulated	Income	Comprehensive	Treasury Shares
	Number	Amount	Number	Amount	Units	Compensation	Deficit	(Loss)	Income (Loss)	Number	Amount	Total
						(Amounts in thousands, except share amounts)

Balance at March 31, 2007	116,970,280	398,836	10	—	—	—	(149,651)		(1,295)	—	—	247,890
Exercise of stock options	993,772	(2,492)										(2,492)
Stock based compensation, net of share units withholding tax obligations of $1,576	666,306	12,212										12,212
Issuance of common shares to directors for services	25,970	277										277
Issuance of common shares for investment in NextPoint, Inc	1,890,189	20,851										20,851
Issuance of common shares related to the Redbus acquisition	94,937	900										900
Issuance of common shares related to the Debmar acquisition	269,978	2,500										2,500
Issuance of common shares related to the Mandate acquisition	169,879	1,566										1,566
Repurchase of common shares, no par value										(2,410,499)	(22,260)	(22,260)
Comprehensive loss Net loss							(73,968)	$(73,968)				(73,968)
Foreign currency translation adjustments								1,168	1,168			1,168
Net unrealized loss on foreign exchange contracts								(333)	(333)			(333)
Unrealized loss on investments — available for sale								(73)	(73)			(73)

Comprehensive loss								$(73,206)

Balance at March 31, 2008	121,081,311	434,650	10	—	—	—	(223,619)		(533)	(2,410,499)	(22,260)	188,238
Exercise of stock options	123,416	825										825
Stock based compensation, net of share units withholding tax obligations of $1,113	220,175	2,310										2,310
Issuance of common shares to directors for services	21,063	205										205

									Accumulated
			Series B		Restricted			Comprehensive	Other
	Common Shares		Preferred Shares		Share	Unearned	Accumulated	Income	Comprehensive	Treasury Shares
	Number	Amount	Number	Amount	Units	Compensation	Deficit	(Loss)	Income (Loss)	Number	Amount	Total
						(Amounts in thousands, except share amounts)

Repurchase of common shares, no par value										(1,662,000)	(16,420)	(16,420)
Comprehensive loss
Net income							7,095	$7,095				7,095
Foreign currency translation adjustments								169	169			169
Net unrealized gain on foreign exchange contracts								9	9			9
Unrealized loss on investments — available for sale								(18)	(18)			(18)

Comprehensive income								$7,255

Balance at June 30, 2008	121,445,965	$437,990	10	$—	$—	$—	$(216,524)		$(373)	(4,072,499)	$(38,680)	$182,413

See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2008	2007
	(Amounts in thousands)

Operating Activities:
Net income (loss)	$7,095	$(53,118)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation of property and equipment	1,062	908
Amortization of deferred financing costs	933	884
Amortization of films and television programs	69,047	49,862
Amortization of intangible assets	324	162
Non-cash stock-based compensation	3,419	2,846
Equity interests loss	2,186	807
Changes in operating assets and liabilities:
Restricted cash	(5,550)	271
Accounts receivable, net	61,961	9,439
Investment in films and television programs	(200,897)	(136,139)
Other assets	(2,571)	(3,061)
Accounts payable and accrued liabilities	(62,039)	20,185
Participation and residuals	(34,893)	15,527
Film obligations	(7,445)	4,361
Deferred revenue	17,551	31,486

Net Cash Flows Used In Operating Activities	(149,817)	(55,580)

Investing Activities:
Purchases of investments — auction rate securities	—	(172,442)
Proceeds from the sale of investments — auction rate securities	—	243,491
Purchases of investments — equity securities	—	(3,432)
Proceeds from the sale of investments — equity securities	—	16,343
Investment in equity method investees	(11,094)	—
Loan to equity method investee	(3,100)
Purchases of property and equipment	(2,279)	(2,017)

Net Cash Flows Provided By (Used In) Investing Activities	(16,473)	81,943

Financing Activities:
Exercise of stock options	825	390
Amounts paid to satisfy tax withholding requirements on equity awards	(1,113)	—
Repurchases of common shares	(16,420)	—
Borrowings under financing arrangements	—	3,718
Increase in production obligations	70,545	22,869
Payment of production obligations	(28,505)	(47,660)

Net Cash Flows Provided By (Used In) Financing Activities	25,332	(20,683)

Net Change In Cash And Cash Equivalents	(140,958)	5,680
Foreign Exchange Effects on Cash	(41)	1,403
Cash and Cash Equivalents — Beginning Of Period	371,589	51,497

Cash and Cash Equivalents — End Of Period	$230,590	$58,580

See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	General

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

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Article 10 of Regulation S-X under the Exchange Act. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these unaudited condensed consolidated financial statements. Operating results for the three months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ended March 31, 2009. The balance sheet at March 31, 2008 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read together with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008.

Certain amounts presented for fiscal 2008 have been reclassified to conform to the fiscal 2009 presentation.

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

Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants. Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We will adopt FSP APB 14-1 beginning in the first quarter of fiscal 2010, and this standard must be applied on a retrospective basis. We are evaluating the impact the adoption of FSP APB 14-1 will have on our consolidated financial position and results of operations.

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, preacquisition contingencies, transaction costs, in-process research and development and restructuring costs. In addition, under SFAS No. 141(R), changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. We will adopt SFAS No. 141(R) beginning in the first quarter of fiscal 2010, which will change our accounting treatment for business combinations on a prospective basis.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. This new consolidation method significantly changes the accounting for transactions with minority interest holders. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. We will adopt SFAS No. 160 beginning in the first quarter of fiscal 2010. We are evaluating the impact the adoption of SFAS No. 160 will have on our consolidated financial position and results of operations.

2.	Restricted Cash and Investments Available-For-Sale

Restricted cash represents amounts on deposit with financial institutions that are contractually designated for certain theatrical marketing obligations, collateral required under a revolving credit facility and for certain production obligations.

At June 30, 2008 and March 31, 2008, the Company held $7.0 million, par value, of a triple A rated taxable Student Auction Rate Security (“ARS”) issued by the Panhandle-Plains Higher Education Authority. The bonds backing the issue provide funds to purchase student loans which are substantially guaranteed under the Higher Education Act of 1965, as amended. This investment is held as collateral for a production obligation pursuant to an escrow agreement.

The par value on these securities is designed to be equal to the securities fair value because the interest rates are reset each month through an auction process. However, due to the recent credit crisis, auctions for this security have not been successful in resetting the applicable interest rates. As a result, these securities do not have a readily determinable market value and are not liquid. The Company has estimated the fair value based on a discounted cash flow analysis using a discount rate reflective of a premium associated with a triple A rated investment, factoring in the change in the liquidity of the investment and the period of time we expect to hold these securities. Based on this analysis and the fact that the Company has the ability to hold these securities until the market recovers, we recorded a temporary impairment of $0.1 million to accumulated other comprehensive loss on the accompanying unaudited condensed consolidated balance sheet at June 30, 2008 and March 31, 2008, respectively (see Note 11).

Investments classified as available-for-sale as of June 30, 2008 and March 31, 2008 are set forth below:

	June 30, 2008
		Unrealized	Fair
	Cost	Gains (Losses)	Value
	(Amounts in thousands)

Auction rate — student loans	$7,000	$(91)	$6,909

	March 31, 2008
		Unrealized	Fair
	Cost	Gains (Losses)	Value
	(Amounts in thousands)

Auction rate — student loans	$7,000	$(73)	$6,927

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest and dividend income earned on available for sale investments during the three months ended June 30, 2008 and 2007 were $0.8 million and $2.6 million, respectively.

3.	Investment in Films and Television Programs

	June 30,	March 31,
	2008	2008
	(Amounts in thousands)

Motion Picture Segment — Theatrical and Non-Theatrical Films
Released, net of accumulated amortization	$221,610	$218,898
Acquired libraries, net of accumulated amortization	76,110	80,674
Completed and not released	36,207	13,187
In progress	250,159	188,108
In development	7,207	6,513
Product inventory	44,811	33,147

	636,104	540,527

Television Segment — Direct-to-Television Programs
Released, net of accumulated amortization	57,241	55,196
In progress	44,367	12,608
In development	2,768	611

	104,376	68,415

	$740,480	$608,942

The following table sets forth acquired libraries that represent titles released three years prior to the date of acquisition, and amortized over their expected revenue stream from acquisition date up to 20 years:

				Unamortized	Unamortized
		Total	Remaining	Costs	Costs
Acquired		Amortization	Amortization	June 30,	March 31,
Library	Acquisition Date	Period	Period	2008	2008
		(In years)		(Amounts in thousands)

Trimark	October 2000	20.00	12.25	$11,911	$12,318
Artisan	December 2003	20.00	15.50	55,124	58,533
Modern	August 2005	20.00	17.00	3,530	3,953
Lionsgate UK	October 2005	20.00	17.25	1,546	1,827
Mandate	September 2007	3.00	2.25	3,999	4,043

Total Acquired Libraries				$76,110	$80,674

The Company expects approximately 44% of completed films and television programs, net of accumulated amortization, will be amortized during the one-year period ending June 30, 2009. Additionally, the Company expects approximately 80% of completed and released films and television programs, net of accumulated amortization and excluding acquired libraries, will be amortized during the three-year period ending June 30, 2011.

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Goodwill

The changes in the carrying amount of goodwill by reporting segment were as follows in the three months ended June 30, 2008:

	Motion
	Pictures	Television	Total
	(Amounts in thousands)

Balance as of March 31, 2008	$210,570	$13,961	$224,531
Mandate Pictures, LLC	(318)	—	(318)

Balance as of June 30, 2008	$210,252	$13,961	$224,213

During the three months ended June 30, 2008, goodwill decreased by $0.3 million due to changes in the estimated fair value of the assets acquired and liabilities assumed from the acquisition of Mandate Pictures, LLC.

5.	Other Assets

	June 30,	March 31,
	2008	2008
	(Amounts in thousands)

Deferred financing costs, net of accumulated amortization	$7,304	$7,200
Prepaid expenses and other	7,455	5,239
Loan receivables	6,248	3,382
Intangible assets	1,965	2,317
Equity method investments	32,457	23,434

	$55,429	$41,572

Deferred Financing Costs

Deferred financing costs primarily include costs incurred in connection with a credit facility (see Note 6) and the issuance of the 2.9375% Notes (as hereafter defined) and the 3.625% Notes (as hereafter defined) (see Note 8) that are deferred and amortized to interest expense.

Loan Receivables

Loan receivables at June 30, 2008 and March 31, 2008 consist of note receivables, including accrued interest, of $6.2 million and $3.4 million, respectively, from NextPoint, Inc. (“Break.com”), an equity method investee, as described below.

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible Assets

Intangible assets consists primarily of trademarks and distribution agreements. The composition of the Company’s acquired intangible assets and the associated accumulated amortization is as follows as of June 30, 2008 and March 31, 2008:

	Weighted
	Average	June 30, 2008			March 31, 2008
	Remaining	Gross		Net	Gross		Net
	Life in	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Years	Amount	Amortization	Amount	Amount	Amortization	Amount
	(Amounts in thousands)

Intangible assets:
Trademarks	4	$1,600	$290	$1,310	$1,625	$200	$1,425
Distribution agreements	3	1,273	618	655	1,273	454	819
Music license	0	1,304	1,304	—	1,304	1,231	73

Total intangible assets		$4,177	$2,212	$1,965	$4,202	$1,885	$2,317

The aggregate amount of amortization expense associated with the Company’s intangible assets for the three month period ending June 30, 2008 was approximately $0.3 million. Estimated amortization expense for each of the years ending March 31, 2009 through 2014 is approximately $0.7 million, $0.5 million, $0.3 million, $0.3 million, $0.1 million and nil, respectively.

Equity Method Investments

The carrying amount of significant equity method investments at June 30, 2008 and March 31, 2008 were as follows:

	June 30,	March 31,
	2008	2008
	(Amounts in thousands)

Horror Entertainment, LLC (“FEARnet”)	$2,245	$789
NextPoint, Inc. (“Break.com”)	19,166	19,979
Roadside Attractions, LLC	1,907	2,201
Elevation Sales Limited	466	465
Premium Television Channel	8,673	—

	$32,457	$23,434

Equity interests in equity method investments in our unaudited condensed consolidated statements of operations represent our portion of the income or loss of our equity method investee based on our percentage

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ownership. Equity interests in equity method investments for the three months ended June 30, 2008 and 2007 were as follows (income (loss)):

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2008	2007
	(Amounts in thousands)

Maple Pictures Corp.	$—	$61
Horror Entertainment, LLC (“FEARnet”)	(1,066)	(868)
NextPoint, Inc. (“Break.com”)	(826)	—
Roadside Attractions, LLC	(294)	—

	$(2,186)	$(807)

Maple Pictures Corp.  Represents the Company’s interest in Maple Pictures Corp. (“Maple Pictures”), a motion picture, television and home entertainment distributor in Canada. Maple Pictures was formed by a director of the Company, a former Lionsgate executive and a third-party equity investor. Through July 17, 2007, the Company owned 10% of the common shares of Maple Pictures and accounted for its investment in Maple Pictures under the equity method of accounting. Accordingly, during the three months ended June 30, 2007, the Company recorded 10% of the loss incurred by Maple Pictures. On July 18, 2007, Maple Pictures repurchased all of the outstanding shares held by a third party investor, which increased the Company’s ownership of Maple Pictures requiring the Company to consolidate Maple Pictures for financial reporting purposes beginning on July 18, 2007. Accordingly, the results of operations of Maple Pictures are reflected in the Company’s consolidated results since July 18, 2007.

Horror Entertainment, LLC.  Represents the Company’s 33.33% interest in Horror Entertainment, LLC (“FEARnet”), a multiplatform programming and content service provider of horror genre films operating under the branding of “FEARnet.” The Company entered into a five-year license agreement with FEARnet for U.S. territories and possessions whereby the Company will license content to FEARnet for video-on-demand and broadband exhibition. The Company made capital contributions to FEARnet of $5.0 million in October 2006, $2.6 million in July 2007, and $2.5 million in April 2008. As of June 30, 2008, the Company has a remaining commitment for additional capital contributions totaling $3.2 million, which are expected to be fully funded over the next two-year period. Under certain circumstances, if the Company defaults on any of its funding obligations, the Company could forfeit its equity interest in FEARnet and its license agreement with FEARnet could be terminated. The Company is recording its share of the FEARnet results on a one quarter lag and, accordingly, during the three months ended June 30, 2008, the Company recorded 33.33% of the loss incurred by FEARnet during the three months ended March 31, 2008.

NextPoint, Inc.  Represents the Company’s 42% equity interest or 21,000,000 shares of the Series B Preferred Stock of NextPoint, Inc. (“Break.com”), an online home entertainment service provider operating under the branding of “Break.com.” The interest was acquired on June 29, 2007 for an aggregate purchase price of $21.4 million which included $0.5 million of transaction costs, by issuing 1,890,189 of the Company’s common shares. The value assigned to the shares for purposes of recording the investment of $20.9 million was based on the average price of the Company’s common shares a few days prior and subsequent to the date of the closing of the acquisition. The Company has a call option which is exercisable at any time from June 29, 2007 until the earlier of (i) 30 months after June 29, 2007 or (ii) one year after a change of control, as narrowly defined, to purchase all of the remaining 58% equity interests (excluding any subsequent dilutive events) of Break.com, including in-the-money stock options, warrants and other rights of Break.com for $58.0 million in cash or common stock, at the Company’s option. The estimated initial cost of the call option was $1.2 million and is included within the investment balance. This call option is accounted for at cost and is evaluated for other than temporary impairment each reporting period. The Company is recording its share of the Break.com results on a one quarter lag and, accordingly, during the three

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

months ended June 30, 2008, the Company recorded 42% of the loss incurred by Break.com during the three months ended March 31, 2008.

Roadside Attractions, LLC.  Represents the Company’s 43% equity interest acquired on July 26, 2007 in Roadside Attractions, LLC (“Roadside”), an independent theatrical releasing company. The Company has a call option which is exercisable for a period of 90 days commencing on the receipt of certain audited financial statements for the three years ended July 26, 2010, to purchase all of the remaining 57% equity interests of Roadside, at a price representative of the then fair value of the remaining interest. The estimated initial cost of the call option was de minimus since the option price is designed to be representative of the then fair value and is included within the investment balance. The Company is recording its share of the Roadside results on a one quarter lag and, accordingly, during the three months ended June 30, 2008, the Company recorded 43% of the loss incurred by Roadside during the three months ended March 31, 2008.

Elevation Sales Limited.  Represents the Company’s 50% equity interest in Elevation Sales Limited (“Elevation”), a UK based home entertainment distributor. At June 30, 2008, the Company was owed $9.6 million in account receivables from Elevation (March 31, 2008 $29.0 million). The amounts receivable from Elevation represent amounts due our wholly-owned subsidiary, Lionsgate UK Limited (“Lionsgate UK”), located in the United Kingdom for accounts receivable arising from the sale and rental of DVD products. The credit period extended to Elevation is 60 days.

Premium Television Channel.  In April 2008, the Company formed a joint venture with Viacom Inc. (“Viacom”), Paramount Pictures Unit (“Paramount Pictures”) and Metro-Goldwyn-Mayer Studios Inc. (“MGM”) to create a premium television channel and subscription video-on-demand service. The new venture will have access to the Company’s titles released theatrically on or after January 1, 2009. Viacom will provide operational support to the venture, including marketing and affiliate services through its MTV Networks division. Upon its expected launch in the fall of 2009, the joint venture will provide the Company with an additional platform to distribute its library of motion picture titles and television episodes and programs. Currently, the Company has invested $8.6 million as of June 30, 2008, which represents 28.57% or its proportionate share of investment in the joint venture. The Company has a mandatory commitment of $31.4 million increasing to $42.9 million if certain performance targets are achieved. The Company is recording its share of the joint venture results on a one quarter lag, beginning in the second quarter of the current fiscal year.

CinemaNow, Inc.  The Company holds an 18.6%, on a fully diluted basis, or 21.0%, on an undiluted basis, equity interest in CinemaNow, Inc. (“CinemaNow”), an internet-video-on-demand provider. The investment carrying amount is nil as a result of the Company absorbing its share of losses to the full extent of the investment in CinemaNow.

6.	Bank Loans

At June 30, 2008, the Company had a $215 million revolving line of credit, of which $10 million is available for borrowing by Lionsgate UK, in either U.S. dollars or British pounds sterling. At June 30, 2008, the Company had no borrowings (March 31, 2008 — nil) under the credit facility. The credit facility expires December 31, 2008 and bears interest at 2.75% over the “Adjusted LIBOR” or the “Canadian Bankers Acceptance” rate (each as defined in the credit facility), or 1.75% over the U.S. or Canadian prime rates. The availability of funds under the credit facility is limited by the borrowing base. Amounts available under the credit facility are also limited by outstanding letters of credit, which amounted to $22.7 million at June 30, 2008. At June 30, 2008, there was $192.3 million available under the credit facility. The Company is required to pay a monthly commitment fee based upon 0.50% per annum on the total credit facility of $215 million less the amount drawn. Right, title and interest in and to all personal property of Lions Gate Entertainment Corp. and Lions Gate Entertainment Inc., the Company’s wholly owned U.S. subsidiary, is pledged as security for the credit facility. The credit facility is senior to the Company’s film obligations and subordinated notes, and restricts the Company from paying cash dividends on its

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

common shares. In July 2008, this credit facility was amended and restated, as further described in the Subsequent Events Note 17.

7.	Film and Production Obligations and Participation and Residuals

	June 30,	March 31,
	2008	2008
	(Amounts in thousands)

Film obligations(1)	$22,682	$29,905
Production obligations(2)	289,934	248,111

Total film and production obligations	312,616	278,016
Less film and production obligations expected to be paid within one year	(169,655)	(193,699)

Film and production obligations expected to be paid after one year	$142,961	$84,317

Participation and residuals	$350,952	$385,846

(1)	Film obligations include minimum guarantees, which represent amounts payable for film rights that the Company has acquired and theatrical marketing obligations, which represent amounts that are contractually committed for theatrical marketing expenditures associated with specific titles.

(2)	Production obligations represent amounts payable for the cost incurred for the production of film and television programs that the Company produces, which, in some cases, are financed over periods exceeding one year. Production obligations have contractual repayment dates either at or near the expected completion date, with the exception of certain obligations containing repayment dates on a longer term basis. Production obligations of $199.5 million incur interest at rates ranging from 3.96% to 5.18%; one production loan of $1.7 million bears interest of 11.45%, and approximately $83.7 million of production obligations are non-interest bearing. Also included in production obligations is $5.0 million in long term production obligations with an interest rate of 2.5% that is part of a $66.0 million funding agreement with the State of Pennsylvania, as more fully described below.

On April 9, 2008, the Company entered into a loan agreement with the Pennsylvania Regional Center, which provides for the availability of production loans up to $66,000,000 on a five year term for use in film and television productions in the State of Pennsylvania. The amount that can be borrowed is generally limited to approximately one half of the qualified production costs incurred in the State of Pennsylvania through the two year period ended April 2010, and is subject to certain other limitations. Under the terms of the loan, for every dollar borrowed, the Company’s production companies are required (within a two year period) to either create a specified number of jobs, or spend a specified amount in certain geographic regions in the State of Pennsylvania. Amounts borrowed under the agreement carry an interest rate of 2.5% which is payable semi-annually and the principal amount is due on the five year anniversary date of the first borrowing under the agreement (April 2013). The loan is secured by a first priority security interest in our film library pursuant to an intercreditor agreement with our senior lender under our revolving credit facility. Pursuant to the terms of our credit facility, the Company is required to maintain a balance equal to the loans outstanding plus 5% under this facility in a bank account with our senior lender under our credit facility. Accordingly, included in restricted cash is $5.3 million (on deposit with our senior lenders), related to amounts received under the Pennsylvania agreement.

The Company expects approximately 73% of accrued participations and residuals will be paid during the one-year period ending June 30, 2009.

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Theatrical Slate Participation

On May 25, 2007, the Company closed a theatrical slate participation arrangement, as amended on January 30, 2008. Under this arrangement, Pride Pictures, LLC (“Pride”), an unrelated entity, will participate in, generally, 50% of the Company’s production, acquisition, marketing and distribution costs of theatrical feature films up to an aggregate of approximately $196 million, net of transaction costs. The funds available from Pride were generated from the issuance by Pride of $35 million of subordinated debt instruments, $35 million of equity and $134 million from a senior revolving credit facility, which is subject to a borrowing base. The borrowing base calculation is generally based on 90% of the estimated ultimate amounts due to Pride on previously released films, as defined in the applicable agreements. The Company is not a party to the Pride debt obligations or their senior credit facility, and provides no guarantee of repayment of these obligations. The percentage of the contribution may vary on certain pictures. Pride will participate in a pro rata portion of the pictures’ net profits or losses similar to a co-production arrangement based on the portion of costs funded. The Company continues to distribute the pictures covered by the arrangement with a portion of net profits after all costs and the Company’s distribution fee being distributed to Pride based on their pro rata contribution to the applicable costs similar to a back-end participation on a film.

Amounts provided from Pride are reflected as a participation liability. The difference between the ultimate participation expected to be paid to Pride and the amount provided by Pride is amortized as a charge to or a reduction of participation expense under the individual film forecast method. At June 30, 2008, $86.3 million (March 31, 2008, $134.3 million) was payable to Pride and is included in the participation liability in the unaudited condensed consolidated balance sheet, and $93.2 million was available to be provided by Pride under the terms of the arrangement.

Société Générale de Financement du Québec Filmed Entertainment Participation

On July 30, 2007, the Company entered into a four-year filmed entertainment slate participation agreement with Société Générale de Financement du Québec (“SGF”), the Québec provincial government’s investment arm. SGF will provide up to 35% of production costs of television and feature film productions produced in Québec for a four-year period for an aggregate participation of up to $140 million, and the Company will advance all amounts necessary to fund the remaining budgeted costs. The maximum aggregate of budgeted costs over the four-year period will be $400 million, including the Company’s portion, but no more than $100 million per year. In connection with this agreement, the Company and SGF will proportionally share in the proceeds derived from the productions after the Company deducts a distribution fee, recoups all distribution expenses and releasing costs, and pays all applicable third party participations and residuals.

Amounts provided from SGF are reflected as a participation liability. The difference between the ultimate participation expected to be paid to SGF and the amount provided by SGF is amortized as a charge to or a reduction of participation expense under the individual film forecast method. At June 30, 2008, $9.3 million (March 31, 2008, $9.3 million) was payable to SGF and is included in the participation liability in the unaudited condensed consolidated balance sheet, and $124.5 million was available to be provided by SGF under the terms of the arrangement.

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Subordinated Notes and Other Financing Obligations

The following table sets forth the subordinated notes and other financing obligations outstanding at June 30, 2008 and March 31, 2008:

	June 30,	March 31,
	2008	2008
	(Amounts in thousands)

2.9375% Convertible Senior Subordinated Notes	$150,000	$150,000
3.625% Convertible Senior Subordinated Notes	175,000	175,000
Other Financing Obligations	3,718	3,718

	$328,718	$328,718

Subordinated Notes

3.625% Notes.  In February 2005, Lions Gate Entertainment Inc. (“LGEI”) sold $175.0 million of 3.625% Convertible Senior Subordinated Notes (the “3.625% Notes”). The Company received $170.2 million of net proceeds after paying placement agents’ fees from the sale of $175.0 million of the 3.625% Notes. The Company also paid $0.6 million of offering expenses incurred in connection with the sale of the 3.625% Notes. Interest on the 3.625% Notes is payable semi-annually on March 15 and September 15, from September 15, 2005 until March 15, 2012. After March 15, 2012, interest will be 3.125% per annum on the principal amount of the 3.625% Notes, payable semi-annually on March 15 and September 15 of each year until maturity on March 15, 2025. LGEI may redeem all or a portion of the 3.625% Notes at its option on or after March 15, 2012 at 100% of their principal amount, together with accrued and unpaid interest through the date of redemption.

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

9.	Acquisitions

Acquisition of Mandate Pictures, LLC

On September 10, 2007, the Company purchased all of the membership interests in Mandate Pictures, LLC, a Delaware limited liability company (“Mandate”). Mandate is a worldwide independent film producer and distributor. The Mandate acquisition brings to the Company additional experienced management personnel working within the motion picture business segment. In addition, the Mandate acquisition adds an independent film and distribution business to the Company’s motion picture business. The aggregate cost of the acquisition was approximately $128.8 million including liabilities assumed of $70.2 million with amounts paid or to be paid to the selling shareholders of approximately $58.6 million, comprised of $46.8 million in cash and 1,282,999 of the Company’s common shares, 169,879 of which were issued during the quarter ended March 31, 2008 and the balance of 1,113,120 to be issued and delivered in September 2008 and March 2009, pursuant to certain holdback provisions. Of the $46.8 million cash portion of the purchase price, $44.3 million was paid at closing, $0.9 million represented estimated direct transaction costs (paid to lawyers, accountants and other consultants), and $1.6 million represented the remaining cash consideration paid during the current quarter. In addition, immediately prior to the transaction, the Company loaned Mandate $2.9 million. The value assigned to the shares for purposes of recording the acquisition was $11.8 million and was based on the average price of the Company’s common shares a few days prior and subsequent to the date of the closing of the acquisition, which is when it was publicly announced.

In addition, the Company may be obligated to pay additional amounts pursuant to the purchase agreement should certain films or derivative works meet certain target performance thresholds. Such amounts, to the extent they relate to films or derivative works of films identified at the acquisition date will be charged to goodwill if the target thresholds are achieved, and such amounts, to the extent they relate to other qualifying films produced in the

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

future, will be accounted for similar to other film participation arrangements. The amount to be paid is the excess of the sum of the following amounts over the performance threshold (i.e. the “Hurdle Amount”):

•	80% of the earnings of certain films for the longer of 5 years from the closing or 5 years from the release of the pictures, plus

•	20% of the earnings of certain pictures which commence principal photography within 5 years from the closing date for a period up to 10 years, plus

•	certain fees designated for derivative works which commence principal photography within 7 years of the initial release of the original picture.

The Hurdle Amount is the purchase price of approximately $56 million plus an interest cost accruing until such hurdle is reached, and certain other costs the Company agreed to pay in connection with the acquisition. Accordingly, the additional consideration is the total of the above in excess of the Hurdle Amount. As of June 30, 2008, the total earnings and fees from identified projects in process are not projected to reach the Hurdle Amount. However, as additional projects are identified in the future and the current projects are released in the market place the total projected earnings and fees from these projects could increase causing additional payments to the sellers to become payable.

The acquisition was accounted for as a purchase, with the results of operations of Mandate included in the Company’s consolidated results from September 10, 2007. Goodwill of $36.8 million represents the excess of purchase price over the estimate of the fair value of the net identifiable tangible and intangible assets acquired. Although the goodwill will not be amortized for financial reporting purposes, it is anticipated that substantially all of the goodwill will be deductible for federal tax purposes over the statutory period of 15 years. The allocation of the purchase price to the assets acquired and liabilities assumed based on their estimated fair values was as follows:

Allocation
(Amounts in
thousands)

Cash and cash equivalents	$3,952
Restricted cash	5,157
Accounts receivable, net	17,031
Investment in films and television programs	61,580
Definite life intangible assets	1,400
Other assets acquired	2,626
Goodwill	36,784
Accounts payable and accrued liabilities	(11,039)
Participation and residuals	(3,641)
Film obligations	(50,565)
Deferred revenue	(4,658)

Total	$58,627

The $36.8 million of goodwill was assigned to the motion pictures reporting segment.

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following pro forma unaudited condensed consolidated statements of operations presented below illustrate the results of operations of the Company as if the acquisition of Mandate as described above occurred at April 1, 2007, based on the purchase price allocation:

Three Months
Ended
June 30,
2007
(Amounts in
thousands, except
per share amounts)

Revenues	$213,630
Operating loss	$(50,200)
Net loss	$(52,055)
Basic Net Loss Per Common Share	$(0.44)
Diluted Net Loss Per Common Share	$(0.44)
Weighted average number of common shares outstanding — Basic	118,390
Weighted average number of common shares outstanding — Diluted	118,390

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

Pursuant to the purchase agreement, if the aggregate earnings before interest, taxes, depreciation and amortization adjusted to add back 20% of the overhead expense of Debmar-Mercury (“Adjusted EBITDA”) of Debmar-Mercury LLC (“Debmar-Mercury”) for the five year period ending after the closing date exceeds the target amount, then up to 40% of the excess Adjusted EBITDA over the target amount is payable as additional consideration. The percentage of the excess Adjusted EBITDA over the target amount ranges from 20% of such excess up to an excess of $3 million, 25% of such excess over $3 million and less than $6 million, 30% of such excess over $6 million and less than $10 million and 40% of such excess over $10 million. The target amount is $32.2 million plus adjustments for interest on certain funding provided by Lions Gate and adjustments for certain overhead and other items. If the Adjusted EBITDA of Debmar-Mercury is proportionately on track to exceed the target amount after three years from the date of closing, Lions Gate will pay a recoupable advance against the five year payment.

In addition, up to 40% (percentage is determined based on how much the cumulative Adjusted EBITDA exceeds the target amount) of Adjusted EBITDA of Debmar-Mercury generated subsequent to the five year period from the assets existing as of the fifth anniversary date of the close is also payable as additional consideration on a quarterly basis (i.e., the Continuing Earnout Payment) unless the substitute earn out option is exercised by either the seller or the Company. The substitute earn out option is only available if the aggregate Adjusted EBITDA for the five year period ending after the closing date exceeds the target amount. Under the substitute earn out option, the seller can elect to receive an amount equal to $2.5 million in lieu of the Continuing Earnout Payments and the Company can elect to pay an amount equal to $15 million in lieu of the Continuing Earnout Payments.

Amounts paid, if any, under the above additional consideration provisions will be recorded as additional goodwill.

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Direct Operating Expenses

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2008	2007
	(Amounts in thousands)

Amortization of films and television programs	$69,047	$49,862
Participation and residual expense	78,112	38,011
Amortization of acquired intangible assets	324	162
Other expenses	525	(977)

	$148,008	$87,058

Other expenses primarily consist of the provision (benefit) for doubtful accounts and foreign exchange gains and losses. The provision (benefit) for doubtful accounts included in other expenses for the three months ended June 30, 2008 and 2007 was $0.2 million and a benefit of ($0.5) million, respectively. Foreign exchange losses (gains) included in other expenses for the three months ended June 30, 2008 and 2007 were $0.3 million and ($0.5) million, respectively.

11.	Comprehensive Income (Loss)

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2008	2007
	(Amounts in thousands)

Net income (loss)	$7,095	$(53,118)
Add (Deduct): Foreign currency translation adjustments	169	2,434
Add (Deduct): Net unrealized gain (loss) on foreign exchange contracts	9	(12)
Add (Deduct): Unrealized gain (loss) on investments — available for sale	(18)	1,280

Comprehensive income (loss)	$7,255	$(49,416)

12.	Income (Loss) Per Share and Treasury Shares

The Company calculates income (loss) per share in accordance with SFAS No. 128, “Earnings Per Share.” Basic income (loss) per share is calculated based on the weighted average common shares outstanding for the period. Basic income (loss) per share for the three months ended June 30, 2008 and 2007 is presented below:

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2008	2007
	(Amounts in thousands)

Basic Net Income (Loss) Per Share:
Numerator:
Net income (loss)	$7,095	$(53,118)

Denominator:
Weighted average common shares outstanding	118,443	117,107

Basic Net Income (Loss) Per Common Share	$0.06	$(0.45)

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Diluted net income (loss) per common share reflects the potential dilutive effect, if any, of the 2.9375% Notes and the 3.625% Notes sold by the Company in October 2004 and February 2005, respectively, under the “if converted” method, the share purchase options and restricted share units using the treasury stock method when dilutive, and any contingently issuable shares. For the three month period ended June 30, 2008, the 12,252,328 and 13,043,475 shares issuable on the potential conversion of the 3.625% Notes and the 2.9375% Notes, respectively, 3,424,340 equivalent shares of stock options, and 15,000 restricted share units were not included in the computation of diluted net income per common share because their inclusion would have had an anti-dilutive effect. For the three months ended June 30, 2007, the 12,252,328 and 13,043,475 shares issuable on the potential conversion of the 3.625% Notes and the 2.9375% Notes, respectively, 2,303,646 equivalent shares of stock options, and 668,924 restricted share units were excluded from diluted loss per common share for the period because their inclusion would have had an anti-dilutive effect. Diluted net income (loss) per common share for the three months ended June 30, 2008 and 2007 is presented below:

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2008	2007
	(Amounts in thousands)

Diluted Net Income (Loss) Per Share:
Numerator:
Net income (loss)	$7,095	$(53,118)

Denominator:
Weighted average common shares outstanding	118,443	117,107
Effect of dilutive securities:
Share purchase options	836	—
Restricted share units	684	—
Contingently issuable shares	1,113	—

Adjusted weighted average common shares outstanding	121,076	117,107

Diluted Net Income (Loss) Per Common Share	$0.06	$(0.45)

The Company had 500,000,000 authorized common shares at June 30, 2008 and March 31, 2008. The table below outlines common shares reserved for future issuance:

	June 30,	March 31,
	2008	2008
	(Amounts in thousands)

Stock options outstanding	4,994	5,137
Restricted share units — unvested	2,285	2,325
Share purchase options and restricted share units available for future issuance	6,749	6,859
Shares issuable upon conversion of 2.9375% Notes at conversion price of $11.50 per share	13,043	13,043
Shares issuable upon conversion of 3.625% Notes at conversion price of $14.28 per share	12,252	12,252

Shares reserved for future issuance	39,323	39,616

On May 31, 2007, the Company’s Board of Directors authorized the repurchase of up to $50 million of the Company’s common shares and, on May 29, 2008, an additional $50 million repurchase was authorized by the Company’s Board of Directors, with the timing, price, quantity, and manner of the purchases to be made at the

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

discretion of management, depending upon market conditions. During the period from the authorization date through June 30, 2008, 3,860,635 shares have been repurchased pursuant to the plan at a cost of approximately $36.7 million, including commission costs. During the three months ended June 30, 2008, 1,662,000 shares have been repurchased pursuant to the plan at a cost of approximately $16.4 million. The share repurchase program has no expiration date. The shares repurchased under the stock repurchase program are included in treasury shares in the accompanying unaudited consolidated balance sheets and statements of shareholders’ equity.

13.	Accounting for Stock-Based Compensation

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

The fair value of each option award is estimated on the date of grant using a closed-form option valuation model (Black-Scholes) based on the assumptions noted in the following table. Expected volatilities are based on implied volatilities from traded options on the Company’s stock, historical volatility of the Company’s stock and other factors. The expected term of options granted represents the period of time that options granted are expected to be outstanding. The weighted-average grant-date fair values for options granted during the three months ended June 30, 2007 was $4.75. No options were granted during the three months ended June 30, 2008. The following table represents the assumptions used in the Black-Scholes option-pricing model for stock options granted during the three months ended June 30, 2007:

Three Months
Ended
June 30,
2007

Risk-free interest rate	4.7% - 4.8%
Expected option lives (in years)	5.6 to 6.3 years
Expected volatility for options	31%
Expected dividend yield	0%

The Company recognized the following share-based compensation expense during the three months ended June 30, 2008 and 2007:

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2008	2007
	(Amounts in thousands)

Compensation Expense (Benefit):
Stock Options	$797	$785
Restricted Share Units	2,622	2,061
Stock Appreciation Rights	466	(380)

Total	$3,885	$2,466

There was no income tax benefit recognized in the statements of operations for share-based compensation arrangements during the three months ended June 30, 2008 and 2007.

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options

A summary of option activity as of June 30, 2008 and changes during the three months then ended is presented below:

					Weighted	Aggregate
				Weighted-	Average	Intrinsic
			Total	Average	Remaining	Value as of
	Number of	Number of	Number of	Exercise	Contractual	June 30,
Options:	Shares(1)	Shares(2)	Shares	Price	Term in Years	2008

Outstanding at March 31, 2008	4,537,363	600,000	5,137,363	$8.32
Granted	—	—	—	—
Exercised	(123,416)	—	(123,416)	6.68
Forfeited or expired	(20,334)	—	(20,334)	2.93

Outstanding at June 30, 2008	4,393,613	600,000	4,993,613	$8.39	5.69	$10,531,692

Outstanding as of June 30, 2008, vested or expected to vest in the future	4,392,030	600,000	4,992,030	$8.39	5.69	$10,531,484

Exercisable at June 30, 2008	2,451,529	—	2,451,529	$6.86	2.73	$8,764,667

(1)	Issued under our long-term incentive plans

(2)	On September 10, 2007, in connection with the acquisition of Mandate (see Note 9), two executives entered into employment agreements with Lions Gate Films, Inc., a wholly-owned subsidiary of the Company. Pursuant to the employment agreements, the executives were granted an aggregate of 600,000 stock options, which vest over a three- to five-year period. The options were granted outside of our long-term incentive plans.

The total intrinsic value of options exercised as of each exercise date during the three months ended June 30, 2008 was approximately $0.5 million (2007 — $0.3 million).

Restricted Share Units

A summary of the status of the Company’s restricted share units as of June 30, 2008, and changes during the three months then ended is presented below:

			Total	Weighted Average
	Number of	Number of	Number of	Grant Date Fair
Restricted Share Units:	Shares(1)	Shares(2)	Shares	Value

Outstanding at March 31, 2008	2,037,125	287,500	2,324,625	$10.09
Granted	294,875	—	294,875	9.89
Vested	(332,331)	—	(332,331)	10.80
Forfeited	(1,791)	—	(1,791)	10.67

Outstanding at June 30, 2008	1,997,878	287,500	2,285,378	$9.96

(1)	Issued under our long-term incentive plans

(2)	On September 10, 2007, in connection with the acquisition of Mandate (see Note 9), two executives entered into employment agreements with Lions Gate Films, Inc. Pursuant to the employment agreements, the executives were granted an aggregate of 287,500 restricted share units, which vest over a three- to five-year period. The restricted share units were granted outside of our long-term incentive plans.

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair values of restricted share units are determined based on the market value of the shares on the date of grant.

The following table summarizes the total remaining unrecognized compensation cost as of June 30, 2008 related to non-vested stock options and restricted share units and the weighted average remaining years over which the cost will be recognized:

	Total	Weighted
	Unrecognized	Average
	Compensation	Remaining
	Cost	Years
	(Amounts in thousands)

Stock Options	$8,036	2.6
Restricted Share Units	16,159	2.3

Total	$24,195

Under the Company’s two stock option and long term incentive plans, the Company withholds shares to satisfy minimum statutory federal, state and local tax withholding obligations arising from the vesting of restricted share units. During the three months ended June 30, 2008, 112,156 shares were withheld upon the vesting of restricted share units.

The Company becomes entitled to an income tax deduction in an amount equal to the taxable income reported by the holders of the stock options and restricted share units when vesting or exercise occurs, the restrictions are released and the shares are issued. Restricted share units are forfeited if the employees terminate prior to vesting.

Stock Appreciation Rights

On February 2, 2004, an officer of the Company was granted 1,000,000 SARs, which entitles the officer to receive cash only, and not common shares. The amount of cash received will be equal to the amount by which the trading price of common shares on the exercise notice date exceeds the SARs’ price of $5.20 multiplied by the number of SARs exercised. The SARs vested one quarter immediately on the award date and one quarter on each of the first, second and third anniversaries of the award date. These SARs are not considered part of the Company’s stock option and long term incentive plans. The Company measures compensation expense based on the fair value of the SARs which is determined by using the Black-Scholes option-pricing model at each reporting date. For the three months ended June 30, 2008, the following assumptions were used in the Black-Scholes option-pricing model: Volatility of 47.7%, Risk Free Rate of 2.09%, Expected Term of 0.6 years, and Dividend of 0%. At June 30, 2008, the market price of the Company’s common shares was $10.36, the weighted average fair value of the SARs was $5.25, and all 1,000,000 of the SARs had vested. Due to the increase in the market price of its common shares during the quarter, the Company recorded a stock-based compensation expense in the amount of $0.5 million in general and administration expenses in the unaudited condensed consolidated statements of operations for the three months ended June 30, 2008 (2007 — decrease of expense of $0.4 million). The compensation expense amount in the period is calculated by using the fair value of the SARs, multiplied by the remaining 850,000 SARs which have fully vested (150,000 SARs were previously exercised and expensed). At June 30, 2008, the Company has a stock-based compensation liability accrual in the amount of $4.5 million (March 31, 2008 — $4.0 million) included in accounts payable and accrued liabilities on the unaudited condensed consolidated balance sheets relating to these SARs.

14.	Segment Information

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

Motion Pictures consists of the development and production of feature films, acquisition of North American and worldwide distribution rights, North American theatrical, DVD and television distribution of feature films produced and acquired, and worldwide licensing of distribution rights to feature films produced and acquired.

Television consists of the development, production and worldwide distribution of television productions, including television series, television movies and mini-series and non-fiction programming.

Segmented information by business unit is as follows:

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2008	2007
	(Amounts in thousands)

Segment revenues
Motion Pictures	$257,374	$170,322
Television	41,085	28,420

	$298,459	$198,742

Direct operating expenses
Motion Pictures	$115,051	$59,630
Television	32,957	27,428

	$148,008	$87,058

Distribution and marketing
Motion Pictures	$92,385	$132,859
Television	6,590	2,642

	$98,975	$135,501

General and administration
Motion Pictures	$13,118	$7,629
Television	2,656	1,492

	$15,774	$9,121

Segment profit (loss)
Motion Pictures	$36,820	$(29,796)
Television	(1,118)	(3,142)

	$35,702	$(32,938)

Acquisition of investment in films and television programs
Motion Pictures	$146,187	$56,073
Television	54,710	80,066

	$200,897	$136,139

Purchases of property and equipment amounted to $2.3 million and $2.0 million for the three months ending June 30, 2008 and 2007, respectively, all primarily pertaining to purchases for the Company’s corporate headquarters.

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment profit (loss) is defined as segment revenue less segment direct operating, distribution and marketing, and general and administration expenses. The reconciliation of total segment profit (loss) to the Company’s income (loss) before income taxes is as follows:

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2008	2007
	(Amounts in thousands)

Company’s total segment profit (loss)	$35,702	$(32,938)
Less:
Corporate general and administration	(22,534)	(17,719)
Depreciation	(1,062)	(908)
Interest expense	(4,311)	(3,860)
Interest and other income	2,155	3,803
Equity interests loss	(2,186)	(807)

Income (loss) before income taxes	$7,764	$(52,429)

The following table sets forth significant assets as broken down by segment and other unallocated assets as of June 30, 2008 and March 31, 2008:

	June 30, 2008			March 31, 2008
	Motion			Motion
	Pictures	Television	Total	Pictures	Television	Total
	(Amounts in thousands)

Significant assets by segment Accounts receivable	$121,811	$76,629	$198,440	$193,810	$66,474	$260,284
Investment in films and television programs	636,104	104,376	740,480	540,527	68,415	608,942
Goodwill	210,252	13,961	224,213	210,570	13,961	224,531

	$968,167	$194,966	$1,163,133	$944,907	$148,850	$1,093,757

Other unallocated assets (primarily cash and available-for-sale investments)			323,614			444,001

Total assets			$1,486,747			$1,537,758

15.	Contingencies

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

16.	Consolidating Financial Information

In October 2004, the Company sold $150.0 million of the 2.9375% Notes through LGEI. The 2.9375% Notes, by their terms, are fully and unconditionally guaranteed by the Company.

In February 2005, the Company sold $175.0 million of the 3.625% Notes through LGEI. The 3.625% Notes, by their terms, are fully and unconditionally guaranteed by the Company.

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables present unaudited condensed consolidating financial information as of June 30, 2008 and March 31, 2008, and for the three months ended June 30, 2008 and 2007 for (1) the Company, on a stand-alone basis, (2) LGEI, on a stand-alone basis, (3) the non-guarantor subsidiaries of the Company (including the subsidiaries of LGEI), on a combined basis (collectively, the “Other Subsidiaries”) and (4) the Company, on a consolidated basis.

	As of June 30, 2008
	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated
	(Amounts in thousands)

BALANCE SHEET
Assets
Cash and cash equivalents	$1,716	$183,106	$45,768	$—	$230,590
Restricted cash	—	15,850	—	—	15,850
Investments	—	6,909	—	—	6,909
Accounts receivable, net	344	—	198,096	—	198,440
Investment in films and television programs	426	6,651	733,462	(59)	740,480
Property and equipment	—	13,759	1,077	—	14,836
Goodwill	10,173	—	214,040	—	224,213
Other assets	1,989	273,801	3,482	(223,843)	55,429
Investment in subsidiaries	271,693	621,183	—	(892,876)	—

	$286,341	$1,121,259	$1,195,925	$(1,116,778)	$1,486,747

Liabilities and Shareholders’
Equity (Deficiency)
Accounts payable and accrued liabilities	$286	$22,928	$159,776	$(5)	$182,985
Participation and residuals	188	1,072	349,692	—	350,952
Film and production obligations	78	—	312,537	1	312,616
Subordinated notes and other financing obligations	—	325,000	3,718	—	328,718
Deferred revenue	4	647	128,412	—	129,063
Intercompany payables (receivables)	(216,613)	752,296	(119,752)	(415,931)	—
Intercompany equity	319,985	93,217	329,591	(742,793)	—
Shareholders’ equity (deficiency)	182,413	(73,901)	31,951	41,950	182,413

	$286,341	$1,121,259	$1,195,925	$(1,116,778)	$1,486,747

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended June 30, 2008
	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated
	(Amounts in thousands)

STATEMENT OF OPERATIONS
Revenues	$416	$4,780	$300,365	$(7,102)	$298,459
EXPENSES:
Direct operating	416	4	147,877	(289)	148,008
Distribution and marketing	—	—	98,677	298	98,975
General and administration	307	22,250	15,750	1	38,308
Depreciation	—	—	1,062	—	1,062

Total expenses	723	22,254	263,366	10	286,353

OPERATING INCOME (LOSS)	(307)	(17,474)	36,999	(7,112)	12,106

Other expenses (income):
Interest expense	—	3,965	346	—	4,311
Interest and other income	(55)	(1,856)	(243)	(1)	(2,155)

Total other expenses (income)	(55)	2,109	103	(1)	2,156

INCOME (LOSS) BEFORE EQUITY INTERESTS AND INCOME TAXES	(252)	(19,583)	36,896	(7,111)	9,950
Equity interests income (loss)	7,364	25,527	(1,065)	(34,012)	(2,186)

INCOME (LOSS) BEFORE INCOME TAXES	7,112	5,944	35,831	(41,123)	7,764
Income tax provision (benefit)	17	—	731	(79)	669

NET INCOME (LOSS)	$7,095	$5,944	$35,100	$(41,044)	$7,095

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended June 30, 2008
	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated
	(Amounts in thousands)

STATEMENT OF CASH FLOWS
NET CASH FLOWS PROVIDED BY (USED IN) OPERATING
ACTIVITIES	$13,891	$(153,586)	$(10,122)	$—	$(149,817)

INVESTING ACTIVITIES:
Investment in equity method investees	—	(8,571)	(2,523)	—	(11,094)
Note to equity method investee	—	(3,100)	—		(3,100)
Purchases of property and equipment	—	(2,218)	(61)	—	(2,279)

NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	—	(13,889)	(2,584)	—	(16,473)

FINANCING ACTIVITIES:
Exercise of stock options	825	—	—	—	825
Amounts paid to satisfy tax withholding requirements on equity awards	(1,113)	—	—	—	(1,113)
Repurchases of common shares	(16,420)	—	—	—	(16,420)
Increase in production obligations	—	—	70,545		70,545
Payment of production obligations	—	—	(28,505)		(28,505)

NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	(16,708)	—	42,040	—	25,332

NET CHANGE IN CASH AND CASH EQUIVALENTS	(2,817)	(167,475)	29,334	—	(140,958)

FOREIGN EXCHANGE EFFECT ON CASH	59	—	(100)	—	(41)
CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	4,474	350,581	16,534	—	371,589

CASH AND CASH EQUIVALENTS — END OF PERIOD	$1,716	$183,106	$45,768	$—	$230,590

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of March 31, 2008
	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated
	(Amounts in thousands)

BALANCE SHEET
Assets
Cash and cash equivalents	$4,474	$350,581	$16,534	$—	$371,589
Restricted cash	—	10,300	—	—	10,300
Investments	—	6,927	—	—	6,927
Accounts receivable, net	344	—	260,635	(695)	260,284
Investment in films and television programs	871	6,683	601,246	142	608,942
Property and equipment	—	12,428	1,185	—	13,613
Goodwill	10,173	—	214,358	—	224,531
Other assets	1,983	268,070	4,217	(232,698)	41,572
Investment in subsidiaries	264,329	594,542	—	(858,871)	—

	$282,174	$1,249,531	$1,098,175	$(1,092,122)	$1,537,758

Liabilities and Shareholders’ Equity (Deficiency)
Accounts payable and accrued liabilities	$540	$31,913	$212,980	$(3)	$245,430
Participation and residuals	187	1,567	384,228	(136)	385,846
Film and production obligations	78	—	277,938	—	278,016
Subordinated notes and other financing obligations	—	325,000	3,718	—	328,718
Deferred revenue	—	1,026	110,484	—	111,510
Intercompany payables (receivables)	(226,854)	852,748	(218,788)	(407,106)	—
Intercompany equity	319,985	93,217	329,597	(742,799)	—
Shareholders’ equity (deficiency)	188,238	(55,940)	(1,982)	57,922	188,238

	$282,174	$1,249,531	$1,098,175	$(1,092,122)	$1,537,758

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended June 30, 2007
	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated
	(Amounts in thousands)

STATEMENT OF OPERATIONS
Revenues	$47	$2,207	$197,881	$(1,393)	$198,742
EXPENSES:
Direct operating	—	93	86,965	—	87,058
Distribution and marketing	—	—	135,501	—	135,501
General and administration	452	16,235	10,153	—	26,840
Depreciation	—	1	907	—	908

Total expenses	452	16,329	233,526	—	250,307

OPERATING LOSS	(405)	(14,122)	(35,645)	(1,393)	(51,565)

Other Expense (Income):
Interest expense	—	3,855	5	—	3,860
Interest income	(14)	(3,790)	1	—	(3,803)

Total other expenses (income)	(14)	65	6	—	57

INCOME (LOSS) BEFORE EQUITY INTERESTS AND INCOME
TAXES	(391)	(14,187)	(35,651)	(1,393)	(51,622)
Equity interests income (loss)	(52,727)	(37,288)	(867)	90,075	(807)

INCOME (LOSS) BEFORE INCOME TAXES	(53,118)	(51,475)	(36,518)	88,682	(52,429)
Income tax provision (benefit)	—	48	641	—	689

NET INCOME (LOSS)	$(53,118)	$(51,523)	$(37,159)	$88,682	$(53,118)

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended June 30, 2007
	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated
	(Amounts in thousands)

STATEMENT OF CASH FLOWS
NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(333)	$(69,241)	$13,994	$—	$(55,580)

INVESTING ACTIVITIES:
Purchases of investments — auction rate securities	—	(172,442)	—	—	(172,442)
Sales of investments — auction rate securities	—	243,491	—	—	243,491
Purchases of equity securities	—	—	(3,432)	—	(3,432)
Proceeds from sale of equity securities	—	16,343	—	—	16,343
Purchases of property and equipment	—	(1,746)	(271)	—	(2,017)

NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	—	85,646	(3,703)	—	81,943

FINANCING ACTIVITIES:
Exercise of stock options	390	—	—	—	390
Borrowings under financing arrangements	—	—	3,718	—	3,718
Increase in production obligations	—	—	22,869	—	22,869
Payment of production obligations	—	—	(47,660)	—	(47,660)

NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	390	—	(21,073)	—	(20,683)

NET CHANGE IN CASH AND CASH EQUIVALENTS	57	16,405	(10,782)	—	5,680

FOREIGN EXCHANGE EFFECT ON CASH	162	(689)	1,930	—	1,403
CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	1,908	28,347	21,242	—	51,497

CASH AND CASH EQUIVALENTS — END OF PERIOD	$2,127	$44,063	$12,390	$—	$58,580

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Subsequent Event

Amended Credit Facility

In July 2008, the Company entered into an amended credit facility, which provides for a $340 million secured revolving credit facility, of which $30 million may be utilized by two of the Company’s wholly owned foreign subsidiaries. The amended credit facility expires July 25, 2013 and bears interest at 2.25% over the Adjusted LIBOR rate. The availability of funds under the credit facility is limited by a borrowing base, and also reduced by outstanding letters of credit. This amended credit facility amends and restates the Company’s original $215 million credit facility described in Note 6. The proceeds of the credit facility may be used (i) to finance the development, production, distribution or acquisition of feature films, television, DVD product and other product lines (ii) to operate physical production facilities, (iii) to acquire and operate television channels and internet distribution platforms and (iv) for other general corporate purposes, including acquisitions, permitted stock repurchases and dividends. Obligations under the credit facility are secured by collateral (as defined) granted by the Company and certain subsidiaries of the Company, as well as pledge of equity interests in certain of the Company’s subsidiaries. The amended credit facility contains a number of affirmative covenants and a number of negative covenants that, among other things, require the Company to satisfy certain financial covenants and restrict the ability of the Company, to incur additional debt, pay dividends and make distributions, make certain investments and acquisitions, repurchase its stock and prepay certain indebtedness, create liens, enter into agreements with affiliates, modify the nature of its business, enter into sale-leaseback transactions, transfer and sell material assets and merge or consolidate.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Lions Gate Entertainment Corp. (“Lionsgate,” the “Company,” “we,” “us” or “our”) is a leading next generation filmed entertainment studio with a diversified presence in motion pictures, television programming, home entertainment, family entertainment, video-on-demand and digitally delivered content. We release approximately 18 to 20 motion pictures theatrically per year, which include films we develop and produce in-house, as well as films that we acquire from third parties. We also have produced approximately 76 hours of television programming on average for the last three years, primarily prime time television series for the cable and broadcast networks. We currently distribute our library of approximately 8,000 motion picture titles and approximately 4,000 television episodes and programs directly to retailers, DVD rental stores, and pay and free television channels in the United States (the “U.S.”), Canada, the United Kingdom (the “UK”) and Ireland, through various digital media platforms, and indirectly to other international markets through our subsidiaries and various third parties.

We own interests in CinemaNow, Inc., an internet video-on-demand provider (“CinemaNow”), Horror Entertainment, LLC, a multiplatform programming and content service provider (“FEARnet”), NextPoint, Inc., an online home entertainment service provider (“Break.com”), Roadside Attractions, LLC, an independent theatrical distribution company (“Roadside”), Elevation Sales Limited, a UK based home entertainment distributor (“Elevation”), Maple Pictures Corp., a Canadian film, television and home entertainment distributor (“Maple Pictures”), and a premium television channel (“Premium TV Channel”).

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

Home Entertainment revenues are derived primarily from the sale of DVD releases of our own productions and acquired films, including theatrical releases and direct-to-video releases, to retail stores and through digital media platforms. In addition, we have revenue sharing arrangements with certain rental stores which generally provide that in exchange for a nominal or no upfront sales price we share in the rental revenues generated by each such store on a title by title basis.

Television revenues are primarily derived from the licensing of our productions and acquired films to the domestic cable, free and pay television markets.

International revenues include revenues from our international subsidiaries from the licensing and sale of our productions, acquired films, our catalog product or libraries of acquired titles and revenue from our direct distribution to international markets on a territory-by-territory basis. Our revenues are derived from the U.S., Canada, UK, Australia and many other foreign countries; none of the foreign countries individually comprised greater than 10% of total revenue.

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

•	Distribution and Marketing Expenses, which primarily include the costs of theatrical “prints and advertising” and of DVD duplication and marketing. Theatrical print and advertising represent the costs of the theatrical prints delivered to theatrical exhibitors and advertising includes the advertising and marketing cost associated with the theatrical release of the picture. DVD duplication represent the cost of the DVD product and the manufacturing costs associated with creating the physical products. DVD marketing costs represent the cost of advertising the product at or near the time of its release or special promotional advertising.

•	General and Administration Expenses, which include salaries and other overhead.

Recent Developments

Premium Television Channel.  In April 2008, the Company formed a joint venture with Viacom Inc. (“Viacom”), Paramount Pictures Unit (“Paramount Pictures”) and Metro-Goldwyn-Mayer Studios Inc. (“MGM”) to create a premium television channel and subscription video-on-demand service. The new venture will have access to the Company’s titles released theatrically on or after January 1, 2009. Viacom will provide operational support to the venture, including marketing and affiliate services through its MTV Networks division. Upon its expected launch in the fall of 2009, the joint venture will provide the Company with an additional platform to distribute its library of motion picture titles and television episodes and programs. Currently, the Company has invested $8.6 million as of June 30, 2008, which represents 28.57% or its proportionate share of investment in the joint venture. The Company has a mandatory commitment of $31.4 million increasing to $42.9 million if certain performance targets are achieved. The Company is recording its share of the joint venture results on a one quarter lag, beginning in the second quarter of the current fiscal year.

Amended Credit Facility.  In July 2008, the Company entered into an amended credit facility, which provides for a $340 million secured revolving credit facility, of which $30 million may be utilized by two of the Company’s wholly owned foreign subsidiaries. The amended credit facility expires July 25, 2013 and bears interest at 2.25% over the Adjusted LIBOR rate. The availability of funds under the credit facility is limited by a borrowing base, and also reduced by outstanding letters of credit. This amended credit facility amends and restates the Company’s original $215 million credit facility described in Note 6. The proceeds of the credit facility may be used (i) to finance the development, production, distribution or acquisition of feature films, television, DVD product and other product lines (ii) to operate physical production facilities, (iii) to acquire and operate television channels and internet distribution platforms and (iv) for other general corporate purposes, including acquisitions, permitted stock repurchases and dividends. Obligations under the credit facility are secured by collateral (as defined) granted by the Company and certain subsidiaries of the Company, as well as pledge of equity interests in certain of the Company’s subsidiaries. The amended credit facility contains a number of affirmative covenants and a number of negative covenants that, among other things, require the Company to satisfy certain financial covenants and restrict the ability of the Company, to incur additional debt, pay dividends and make distributions, make certain investments and acquisitions, repurchase its stock and prepay certain indebtedness, create liens, enter into agreements with affiliates, modify the nature of its business, enter into sale-leaseback transactions, transfer and sell material assets and merge or consolidate.

CRITICAL ACCOUNTING POLICIES

The application of the following accounting policies, which are important to our financial position and results of operations, requires significant judgments and estimates on the part of management. As described more fully below, these estimates bear the risk of change due to the inherent uncertainty attached to the estimate. For example, accounting for films and television programs requires the Company to estimate future revenue and expense amounts which, due to the inherent uncertainties involved in making such estimates, are likely to differ to some extent from actual results. For a summary of all of our accounting policies, including the accounting policies discussed below, see Note 2 to our March 31, 2008 audited consolidated financial statements.

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

The Company’s management regularly reviews and revises when necessary its ultimate revenue and cost estimates, which may result in a change in the rate of amortization of film costs and participations and residuals and/or write-down of all or a portion of the unamortized costs of the film or television program to its estimated fair value. The Company’s management estimates the ultimate revenue based on experience with similar titles or title genre, the general public appeal of the cast, actual performance (when available) at the box office or in markets currently being exploited, and other factors such as the quality and acceptance of motion pictures or programs that our competitors release into the marketplace at or near the same time, critical reviews, general economic conditions and other tangible and intangible factors, many of which we do not control and which may change. In the normal course of our business, some films and titles are more successful than anticipated and some are less successful. Accordingly, we update our estimates of ultimate revenue and participation costs based upon the actual results achieved or new information as to anticipated revenue performance such as (for home entertainment revenues) initial orders and demand from retail stores when it becomes available. An increase in the ultimate revenue will generally result in a lower amortization rate while a decrease in the ultimate revenue will generally result in a higher amortization rate and periodically results in an impairment requiring a write down of the film cost to the title’s fair value. These write downs are included in amortization expense within direct operating expenses in our consolidated statements of operations.

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

Reserves.  Revenues are recorded net of estimated returns and other allowances. We estimate reserves for DVD returns based on previous returns and our estimated expected future returns related to current period sales on a title-by-title basis in each of the DVD businesses. Factors affecting actual returns include limited retail shelf space at various times of the year, success of advertising or other sales promotions, the near term release of competing titles, among other factors. We believe that our estimates have been materially accurate in the past; however, due to the judgment involved in establishing reserves, we may have adjustments to our historical estimates in the future.

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

Income Taxes.  The Company is subject to federal and state income taxes in the U.S., and in several foreign jurisdictions. We account for income taxes according to SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). SFAS No. 109 requires the recognition of deferred tax assets, net of applicable reserves, related to net operating loss carryforwards and certain temporary differences. The standard requires recognition of a future tax benefit to the extent that realization of such benefit is more likely than not or a valuation allowance is applied. Because of our historical operating losses, we have provided a full valuation allowance against our net deferred tax assets. When we have a history of profitable operations sufficient to demonstrate that it is more likely than not that our deferred tax assets will be realized, the valuation allowance will be reversed. However, this assessment of our planned use of our deferred tax assets is an estimate which could change in the future depending upon the generation of taxable income in amounts sufficient to realize our deferred tax assets.

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

Business Acquisitions.  The Company accounts for its business acquisitions as a purchase, whereby the purchase price is allocated to the assets acquired and liabilities assumed based on their estimated fair value. The excess of the purchase price over estimated fair value of the net identifiable assets is allocated to goodwill. Determining the fair value of assets and liabilities requires various assumptions and estimates. These estimates and assumptions are refined with adjustments recorded to goodwill as information is gathered and final appraisals are completed over the allocation period allowed under SFAS No. 141. The changes in these estimates could impact the amount of assets, including goodwill and liabilities, ultimately recorded in our balance sheet and could impact our operating results subsequent to such acquisition. We believe that our estimates have been materially accurate in the past.

Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants. Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We will adopt FSP APB 14-1 beginning in the first quarter of fiscal 2010, and this standard must be applied on a retrospective basis. We are evaluating the impact the adoption of FSP APB 14-1 will have on our consolidated financial position and results of operations.

In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, preacquisition contingencies, transaction costs, in-process research and development and restructuring costs. In addition, under SFAS No. 141(R), changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. We will adopt SFAS No. 141(R) beginning in the first quarter of fiscal 2010, which will change our accounting treatment for business combinations on a prospective basis.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. This new consolidation method significantly changes the accounting for transactions with minority interest holders. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. We will adopt SFAS No. 160 beginning in the first quarter of fiscal 2010. We are evaluating the impact the adoption of SFAS No. 160 will have on our consolidated financial position and results of operations.

Results of Operations

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Consolidated revenues this quarter of $298.5 million increased $99.8 million, or 50.2%, compared to $198.7 million in the prior year’s quarter. Motion pictures revenue of $257.4 million this quarter increased $87.1 million, or 51.1%, compared to $170.3 million in the prior year’s quarter. Television revenues of $41.1 million this quarter increased $12.7 million, or 44.7%, compared to $28.4 million in the prior year’s quarter.

Motion Pictures Revenue

The increase in motion pictures revenue this quarter was mainly attributable to increases in DVD, theatrical, international, Mandate Pictures and television revenue. The following table sets forth the components of revenue for the motion pictures reporting segment for the three-month periods ended June 30, 2008 and 2007:

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,	Increase (Decrease)
	2008	2007	Amount	Percent
	(Amounts in millions)

Motion Pictures
Theatrical	$30.5	$19.0	$11.5	60.5%
DVD	152.2	103.8	48.4	46.6%
Television	28.9	22.4	6.5	29.0%
International	34.3	22.7	11.6	51.1%
Mandate Pictures	8.5	—	8.5	100.0%
Other	3.0	2.4	0.6	25.0%

	$257.4	$170.3	$87.1	51.1%

The following table sets forth the titles contributing significant motion pictures revenue for the three-month periods ended June 30, 2008 and 2007:

Three Months Ended June 30,
2008		2007
	Theatrical and DVD		Theatrical and DVD
Title	Release Date	Title	Release Date

Theatrical:		Theatrical:
Meet The Browns	March 2008	Away From Her	May 2007
The Bank Job	March 2008	Bug	May 2007
The Forbidden Kingdom	April 2008	Delta Farce	May 2007
		Hostel II	June 2007
		The Condemned	April 2007

DVD:		DVD:
3:10 to Yuma	January 2008	Daddy’s Little Girls	June 2007
Bella	May 2008	Employee of the Month	January 2007
Rambo	May 2008	Happily N’Ever After	May 2007
The Eye	June 2008	Pride	June 2007
Witless Protection	June 2008	Saw III	January 2007

Television:		Television:
3:10 to Yuma		Crank
Bratz: The Movie		Employee of the Month
Good Luck Chuck		Saw III
Saw IV		The Descent
War

International:		International:
Saw IV		Dirty Dancing - Stage Play
The Eye		Right at Your Door
Saw III
Mandate Pictures:		The Punisher
30 Days of Night
Harold and Kumar Escape from Guantanamo Bay
Juno
Messengers
Passengers

Theatrical revenue of $30.5 million increased $11.5 million, or 60.5%, in this quarter as compared to the prior year’s quarter due to the performance of the significant titles listed above. In this quarter, the titles listed in the above table as contributing significant theatrical revenue represented individually between 7% and 79% of total theatrical revenue and, in the aggregate, approximately 97% of total theatrical revenue. In the prior year’s quarter, the titles listed in the above table as contributing significant theatrical revenue represented individually between 7% and 36% of total theatrical revenue and, in the aggregate, approximately 90%, or $17.1 million of total theatrical revenue.

DVD revenue of $152.2 million increased $48.4 million, or 46.6%, in this quarter as compared to the prior year’s quarter. The increase is primarily due to an increase in the amount of DVDs sold. The amount of DVDs sold increased due to the performance of the titles listed in the above table and to a lesser extent titles not listed above. The titles listed above as contributing significant DVD revenue in the current quarter represented individually between 2% to 25% of total DVD revenue and, in the aggregate, 49% , or $73.9 million of total DVD revenue for the quarter. In the prior year’s quarter, the titles listed above as contributing significant DVD revenue represented individually between 2% to 19% of total DVD revenue and, in the aggregate, 44%, or $45.6 million of total DVD revenue for the quarter. In the current quarter $78.3 million, or 51% , of total DVD revenue was contributed by titles that individually make up less than 2% of total DVD revenue, and in the prior year’s quarter this amounted to $58.3 million, or 56%, of total DVD revenue.

Television revenue included in motion pictures revenue of $28.9 million in this quarter increased $6.5 million, or 29.0%, compared to the prior year’s quarter. In this quarter, the titles listed above as contributing significant television revenue represented individually between 6% to 15% of total television revenue and, in the aggregate, 55% or $16.0 million of total television revenue for the quarter. In the prior year’s quarter the titles listed above as contributing significant television revenue represented individually between 7% to 31% of total television revenue and, in the aggregate, 59%, or $13.2 million of total television revenue for the quarter. In the current quarter, $12.9 million, or 45% , of total television revenue was contributed by titles that individually make up less than 5% of total television revenue, and in the prior year’s quarter, this amounted to $9.2 million, or 41% , of total television revenue for the year.

International revenue of $34.3 million increased $11.6 million, or 51.1%, in this quarter as compared to the prior year’s quarter. Lionsgate UK, established from the acquisition of Redbus in fiscal 2006, contributed $16.1 million, or 46.9% of international revenue in the current quarter, which included revenues from 3:10 to Yuma, The Bank Job, The Condemned, The Eye, Revolver, Saw IV, and War, compared to $8.0 million, or 35.2% , of total international revenue in the prior year’s quarter. In this quarter, the titles listed in the table above as contributing significant international revenue, excluding revenue generated from these titles by Lionsgate UK, represented individually between 10% to 14% of total international revenue and, in the aggregate, 25%, or $8.4 million, of total international revenue for the quarter. In the prior year’s quarter the titles listed in the table above as contributing significant revenue represented individually between 5% to 10% of total international revenue and, in the aggregate, 27%, or $6.0 million, of total international revenue for the quarter.

Mandate Pictures revenue includes revenue from the sales and licensing of domestic and worldwide rights of titles developed or acquired by Mandate Pictures to third-party distributors as well as various titles sold by Mandate International, LLC, one of the Company’s international divisions, to international sub-distributors. International revenue from Mandate titles is included in the Mandate Picture revenue in the table above. In the current quarter, Mandate Pictures revenue amounted to $8.5 million, as compared to nil in the prior year’s quarter.

Television Revenue

The following table sets forth the components and the changes in the components of revenue that make up television production revenue for the three-month periods ended June 30, 2008 and 2007:

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,	Increase (Decrease)
	2008	2007	Amount	Percent
	(Amounts in millions)

Television Production
Domestic series licensing	$27.1	$20.0	$7.1	35.5%
International	5.8	6.1	(0.3)	(4.9)%
DVD releases of television production	8.2	2.3	5.9	256.5%

	$41.1	$28.4	$12.7	44.7%

Revenues included in domestic series licensing from the Company’s television syndication subsidiary, Debmar-Mercury, LLC (“Debmar-Mercury”) increased $5.0 million to $13.6 million from $8.6 million in the prior year’s quarter due to increased revenue from television series such as House of Payne and Family Feud. In addition, the following table sets forth the number of television episodes and hours delivered in the three months ended June 30, 2008 and 2007, respectively, excluding television episodes delivered by Debmar-Mercury:

		Three Months Ended June 30, 2008				Three Months Ended June 30, 2007
		Episodes	Hours			Episodes	Hours

Fear Itself	1hr	5	5.0	The Dead Zone Season 5	1hr	3	3.0
Mad Men Season 2	1hr	2	2.0	The Dresden Files	1hr	2	2.0
Weeds Season 4	1/2hr	4	2.0	Wildfire Season 4	1hr	4	4.0
				Weeds Season 3	1/2hr	1	0.5

		11	9.0			10	9.5

In the three months ended June 30, 2008, the television episodes, not including pilot episodes, listed in the table above represented individually between 9% to 23% of domestic series revenue and, in the aggregate, 47% , or $12.7 million of total television revenue for the quarter. In the three months ended June 30, 2007, the television episodes listed above represented individually between 7% to 21% of domestic series revenue and, in the aggregate, 57% , or $11.4 million of total television revenue for the year.

International revenue of $5.8 million decreased by $0.3 million in the current quarter mainly due to international revenue from Kill Point, Mad Men Season 1 and Wildfire Season 4, compared to international revenue of $6.1 million in the prior year’s quarter from Hidden Palms, Lovespring International, The Dresden Files and The Dead Zone.

The increase in revenue from DVD releases of television production is primarily driven by DVD revenue from Weeds Seasons 2 and 3.

Direct Operating Expenses

The following table sets forth direct operating expenses by segment for the three months ended June 30, 2008 and 2007:

	Three Months Ended			Three Months Ended
	June 30, 2008			June 30, 2007
	Motion			Motion
	Pictures	Television	Total	Pictures	Television	Total
	(Amounts in millions)

Direct operating expenses
Amortization of films and television programs	$47.4	$21.6	$69.0	$29.2	$20.7	$49.9
Participation and residual expense	67.0	11.1	78.1	31.2	6.8	38.0
Amortization of acquired intangible assets	0.3	—	0.3	0.2	—	0.2
Other expenses	0.4	0.2	0.6	(1.0)	—	(1.0)

	$115.1	$32.9	$148.0	$59.6	$27.5	$87.1

Direct operating expenses as a percentage of segment revenues	44.7%	80.0%	49.6%	35.0%	96.8%	43.8%

Direct operating expenses include amortization, participation and residual expenses and other expenses. Direct operating expenses of the motion pictures segment of $115.1 million for this quarter were 44.7% of motion pictures revenue, compared to $59.6 million, or 35.0% of motion pictures revenue for the prior year’s quarter. The increase in direct operating expense of the motion pictures segment in the current quarter as a percent of revenue is due to the change in the mix of titles primarily from the fiscal 2008 and 2009 theatrical releases and certain older titles generating revenue in the current quarter as compared to the prior year’s quarter. The benefit in other expense in the prior year’s quarter resulted primarily from foreign exchange gains of approximately $0.5 million and adjustments to the provision for bad debts due to collection of accounts previously reserved. Direct operating expenses of the motion pictures segment included charges for write downs of investment in film costs of $4.7 million and $2.4 million in the current quarter and prior year quarter, respectively, due to the lower than anticipated actual performance or previously expected performance of certain titles. In the current quarter, approximately $4.2 million of the write down related to the change in the release strategy of one motion picture that was completed in the current quarter. In the prior year’s quarter, approximately $1.5 million of the write down related to the unanticipated poor performance at the box office of one motion picture.

Direct operating expenses of the television segment of $32.9 million for this quarter were 80.0% of television revenue, compared to $27.5 million, or 96.8% of television revenue for the prior year’s quarter. The increase in direct operating expense of the television segment in the quarter is due to higher television production revenue. The decrease in direct operating expenses of the television segment in the current quarter as a percent of revenue is due to a greater portion of revenue attributed to more successful shows, such as Weeds, House of Payne and Mad Men. In the current quarter, $1.8 million of write downs of investment in film costs was included in amortization of television programs, compared to write downs of investment in film costs of $2.4 million in the prior year’s quarter.

Distribution and Marketing Expenses

The following table sets forth distribution and marketing expenses by segment for the three months ended June 30, 2008 and 2007:

	Three Months Ended			Three Months Ended
	June 30, 2008			June 30, 2007
	Motion			Motion
	Pictures	Television	Total	Pictures	Television	Total
	(Amounts in millions)

Distribution and marketing expenses
Theatrical	$20.2	$1.5	$21.7	$83.3	$—	$83.3
Home Entertainment	60.3	3.1	63.4	42.5	1.2	43.7
Television	0.8	0.6	1.4	0.3	0.7	1.0
International	10.0	1.3	11.3	6.7	0.7	7.4
Other	1.1	0.1	1.2	0.1	—	0.1

	$92.4	$6.6	$99.0	$132.9	$2.6	$135.5

The majority of distribution and marketing expenses relate to the motion pictures segment. Theatrical prints and advertising (“P&A”) in the motion pictures segment in the current quarter of $20.2 million decreased $63.1 million, or 75.8%, compared to $83.3 million in the prior year’s quarter. The decrease in theatrical P&A from the motion pictures segment is primarily due to a decrease in the number of significant releases during the quarter. In the current quarter, there was only one significant theatrical release, as compared to five significant theatrical releases in the prior year’s quarter. Domestic theatrical P&A from the motion pictures segment in this quarter included P&A incurred on the release of Forbidden Kingdom, and P&A incurred in advance of the release of titles such as My Best Friend’s Girl, Bangkok Dangerous, and The Spirit, which individually represented between 5% and 71% of total theatrical P&A and in the aggregate accounted for 95% of the total theatrical P&A. Domestic theatrical P&A from the motion pictures segment in the prior year’s quarter included P&A incurred on the release of titles such as Hostel 2, Bug, Delta Farce, The Condemned, and Slow Burn, which individually represented between 12% and 25% of total theatrical P&A and in the aggregate accounted for 86% of the total theatrical P&A. Slow Burn, released theatrically during the three months ended June 30, 2007, individually contributed less than 3% of total theatrical revenue in the prior year’s quarter.

Home entertainment distribution and marketing costs on motion pictures and television product in this quarter of $63.4 million increased $19.7 million, or 45.1%, compared to $43.7 million in the prior year’s quarter. The increase in home entertainment distribution and marketing costs is mainly due to the increase in the volume and the size of marketing campaigns in the current quarter compared to the prior year’s quarter and an increase in distribution costs associated with the increase in revenue. Home entertainment distribution and marketing costs as a percentage of DVD revenues was 39.5% and 41.2% in the current quarter and prior year’s quarter, respectively.

International distribution and marketing expenses in this quarter includes $9.0 million of distribution and marketing costs from Lionsgate UK, compared to $4.9 million in the prior year’s quarter.

General and Administrative Expenses

The following table sets forth general and administrative expenses by segment for the three months ended June 30, 2008 and 2007:

	Three Months	Three Months
	Ended	Ended	Increase (Decrease)
	June 30, 2008	June 30, 2007	Amount	Percent
	(Amounts in millions)

General and Administrative Expenses
Motion Pictures	$13.1	$7.6	$5.5	72.4%
Television	2.7	1.5	1.2	80.0%
Corporate	22.5	17.7	4.8	27.1%

	$38.3	$26.8	$11.5	42.9%

The increase in general and administrative expenses of the motion pictures segment of $5.5 million, or 72.4%, is primarily due to general and administrative expenses of Mandate Pictures which was acquired in September 2007, of approximately $1.0 million, general and administrative expenses of Maple Pictures of $1.2 million consolidated since July 18, 2007, and increases in general and administrative expenses from Lionsgate UK of approximately $0.5 million associated with the growth in revenue in our UK operations. The remaining increase in general and administrative expenses of the motion pictures segment is due to an increase in salaries and related expenses of $1.4 million, an increase in professional fees of $0.3 million and an increase in other general overhead costs of $1.1 million. In the current quarter, $0.9 million of motion picture production overhead was capitalized compared to $0.7 million in the prior year’s quarter.

The increase in general and administrative expenses of the television segment of $1.2 million, or 80.0%, is primarily due to an increase in salaries and related expenses of approximately $0.7 million and an increase in other general overhead costs of approximately $0.5 million. In the current quarter, $1.0 million of television production overhead was capitalized compared to $1.1 million in the prior year’s quarter.

The increase in corporate general and administrative expenses of $4.8 million, or 27.1%, is primarily due to an increase in salaries and related expenses of approximately $4.1 million, an increase in stock-based compensation of approximately $1.5 million, an increase in other general overhead costs of $0.6 million, offset by a decrease in professional fees of approximately $1.4 million. The increase in salaries and related expenses of $4.1 million was partly due to higher salaries and increases in the number of full-time employees.

The following table sets forth stock based compensation expense (benefit) for the three months ended June 30, 2008 and 2007:

	Three Months	Three Months
	Ended	Ended	Increase (Decrease)
	June 30, 2008	June 30, 2007	Amount	Percent
	(Amounts in millions)

Stock Based Compensation Expense (Benefit):
Stock options	$0.8	$0.8	$—	0.0%
Restricted share units	2.6	2.0	0.6	30.0%
Stock appreciation rights	0.5	(0.4)	0.9	(225.0)%

	$3.9	$2.4	$1.5	62.5%

At June 30, 2008, as disclosed in Note 13 to the unaudited condensed consolidated financial statements, there were unrecognized compensation costs of approximately $24.2 million related to stock options and restricted stock units previously granted, including the first annual installment of share grants that were subject to performance targets, which will be expensed over the remaining vesting periods. At June 30, 2008, 748,542 shares of restricted stock units have been awarded to four key executive officers, the vesting of which will be subject to performance targets to be set annually by the Compensation Committee of the Board of Directors of the Company. These restricted stock units will vest in three, four, and five annual installments assuming annual performance targets to be set annually have been met. The fair value of the 748,542 shares whose future annual performance targets have not been set was $7.8 million, based on the market price of the Company’s common shares as of June 30, 2008. The market value will be remeasured when the annual performance criteria are set and the value will be expensed over the remaining vesting periods once it becomes probable that the performance targets will be satisfied.

Depreciation and Other Expenses (Income)

Depreciation of $1.1 million this quarter increased $0.2 million, or 22.2% from $0.9 million in the prior year’s quarter.

Interest expense of $4.3 million this quarter increased $0.4 million, or 10.3%, from the prior year’s quarter of $3.9 million.

Interest and other income was $2.2 million for the quarter ended June 30, 2008, compared to $3.8 million in the prior year’s quarter. Interest and other income this quarter was earned on the cash balance and available-for-sale investments held during the three months ended June 30, 2008.

The Company’s equity interests in this quarter included a $1.1 million loss from the Company’s 33.33% equity interest in FEARnet, a loss of $0.8 million from the Company’s 42% equity interest in Break.com, and a $0.3 million loss from the Company’s 43% equity interest in Roadside. For the three months ended June 30, 2007, equity interests included a $0.9 million loss from the Company’s 33.33% equity interest in FEARnet and a $0.1 million gain from the Company’s 10% equity interest in Maple Pictures.

The Company had an income tax expense of $0.7 million, or 8.6% of income before income taxes in the three months ended June 30, 2008, compared to an expense of $0.7 million, or (1.3%) of loss before income taxes in the three months ended June 30, 2007. The tax expense reflected in the current quarter is primarily attributable to U.S. and Canadian income taxes and foreign withholding taxes. The Company’s actual annual effective tax rate will differ from the statutory federal rate as a result of several factors, including changes in the valuation allowance against net deferred tax assets, non-temporary differences, foreign income taxed at different rates, and state and local income taxes. Income tax loss carryforwards amount to approximately $87.5 million for U.S. federal income tax purposes available to reduce income taxes over twenty years, $73.3 million for U.S. state income tax purposes available to reduce income taxes over future years with varying expirations, $21.6 million for Canadian income tax purposes available to reduce income taxes over 19 years with varying expirations, and $19.8 million for UK income tax purposes available indefinitely to reduce future income taxes.

Net income for the three months ended June 30, 2008 was $7.1 million, or basic net income per common share of $0.06 on 118.4 million weighted average shares outstanding. Diluted net income per common share for the three months ended June 30, 2008 was $0.06 on 121.1 million weighted average shares outstanding. This compares to net loss for the three months ended June 30, 2007 of $53.1 million or basic and diluted net loss per common share of $0.45 on 117.1 million weighted average common shares outstanding.

Liquidity and Capital Resources

Our liquidity and capital resources are provided principally through cash generated from operations, issuance of subordinated notes and our credit facility.

In October 2004, LGEI sold $150.0 million of the 2.9375% Notes that mature on October 15, 2024. The Company received $146.0 million of net proceeds after paying placement agents’ fees from the sale of the 2.9375% Notes. Offering expenses were $0.7 million. The 2.9375% Notes are convertible at the option of the holder, at any time prior to maturity, upon satisfaction of certain conversion contingencies, into common shares of the Company at a conversion rate of 86.9565 shares per $1,000 principal amount of the 2.9375% Notes, which is equal to a conversion price of approximately $11.50 per share, subject to adjustment upon certain events. From October 15, 2009 to October 14, 2010, LGEI may redeem the 2.9375% Notes at 100.839%; from October 15, 2010 to October 14, 2011, LGEI may redeem the 2.9375% Notes at 100.420%; and thereafter, LGEI may redeem the notes at 100%.

In February 2005, LGEI sold $175.0 million of the 3.625% Notes that mature on March 15, 2025. The Company received $170.2 million of net proceeds after paying placement agents’ fees from the sale of the 3.625% Notes. Offering expenses were approximately $0.6 million. The 3.625% Notes are convertible at the option of the holder, at any time prior to maturity, into common shares of the Company at a conversion rate of 70.0133 shares per $1,000 principal amount of the 3.625% Notes, which is equal to a conversion price of approximately $14.28 per share, subject to adjustment upon certain events. LGEI may redeem the 3.625% Notes at its option on or after March 15, 2012 at 100% of their principal amount plus accrued and unpaid interest.

Amended Credit Facility.  In July 2008, the Company entered into an amended credit facility, which provides for a $340 million secured revolving credit facility, of which $30 million may be utilized by two of the Company’s wholly owned foreign subsidiaries. The amended credit facility expires July 25, 2013 and bears interest at 2.25% over the Adjusted LIBOR rate. The availability of funds under the credit facility is limited by a borrowing base, and also reduced by outstanding letters of credit. This amended credit facility amends and restates the Company’s original $215 million credit facility described in Note 6. The proceeds of the credit facility may be used (i) to finance the development, production, distribution or acquisition of feature films, television, DVD product and other product lines (ii) to operate physical production facilities, (iii) to acquire and operate television channels and internet distribution platforms and (iv) for other general corporate purposes, including acquisitions, permitted stock repurchases and dividends. Obligations under the credit facility are secured by collateral (as defined) granted by the Company and certain subsidiaries of the Company, as well as pledge of equity interests in certain of the Company’s subsidiaries. The amended credit facility contains a number of affirmative covenants and a number of negative covenants that, among other things, require the Company to satisfy certain financial covenants and restrict the ability of the Company, to incur additional debt, pay dividends and make distributions, make certain investments and acquisitions, repurchase its stock and prepay certain indebtedness, create liens, enter into agreements with affiliates, modify the nature of its business, enter into sale-leaseback transactions, transfer and sell material assets and merge or consolidate.

Theatrical Slate Participation.  On May 25, 2007, the Company closed a theatrical slate participation arrangement, as amended on January 30, 2008. Under this arrangement Pride, an unrelated entity, will participate in, generally, 50% of the Company’s production, acquisition, marketing and distribution costs of theatrical feature films up to an aggregate of approximately $196 million, net of transaction costs. The funds available from Pride were generated from the issuance by Pride of $35 million of subordinated debt instruments, $35 million of equity and $134 million from a senior credit facility, which is subject to a borrowing base. The Company is not a party to the Pride debt obligations or their senior credit facility, and provides no guarantee of repayment of these obligations. The percentage of the contribution may vary on certain pictures. Pride will participate in a pro rata portion of the pictures net profits or losses similar to a co-production arrangement based on the portion of costs funded. The Company continues to distribute the pictures covered by the arrangement with a portion of net profits after all costs and the Company’s distribution fee being distributed to Pride based on its pro rata contribution to the applicable costs similar to a back-end participation on a film.

SGF.  On July 30, 2007, the Company entered into a four-year filmed entertainment slate participation agreement with SGF, the Québec provincial government’s investment arm. SGF will provide up to 35% of production costs of television and feature film productions produced in Québec for a four-year period for an aggregate participation of up to $140 million, and the Company will advance all amounts necessary to fund the remaining budgeted costs. The maximum aggregate of budgeted costs over the four-year period will be $400 million, including the Company’s portion, but no more than $100 million per year. In connection with this agreement, the Company and SGF will proportionally share in the proceeds derived from the productions after the Company deducts a distribution fee, recoups all distribution expenses and releasing costs, and pays all applicable third party participations and residuals.

Filmed Entertainment Backlog.  Backlog represents the amount of future revenue not yet recorded from contracts for the licensing of films and television product for television exhibition and in international markets. Backlog at June 30, 2008 and March 31, 2008 is $441.2 million and $437.4 million, respectively.

Cash Flows Used in Operating Activities.  Cash flows used in operating activities for the three months ended June 30, 2008 were $149.8 million compared to cash flows used in operating activities in the three months ended June 30, 2007 of $55.6 million. The increase in cash used in operating activities was primarily due to increases in investment in film, decreases in accounts payable and accrued liabilities, participation and residuals, offset by net income generated in the three months ended June 30, 2008 and decreases in accounts receivable.

Cash Flows Provided by/Used in Investing Activities.  Cash flows used in investing activities of $16.5 million for the three months ended June 30, 2008 consisted of $2.3 million for purchases of property and equipment, $11.1 million for the investment in equity method investees and $3.1 million for an increase in a loan receivable from Break.com. Cash flows provided by investing activities of $81.9 million in the three months ended June 30, 2007 included net proceeds from the sale of $83.9 million of investments available-for-sale, offset by $2.0 million for purchases of property and equipment.

Cash Flows Provided by/Used in Financing Activities.  Cash flows provided by financing activities of $25.3 million for the three months ended June 30, 2008 resulted from increased production obligations of $70.5 million and the exercise of stock options of $0.8 million, offset by $28.5 million payment of production obligations, $16.4 million paid for the repurchase of the Company’s common shares and $1.1 million paid for tax withholding requirements associated with the vesting of shares. Cash flows used in financing activities of $20.7 million in the three months ended June 30, 2007 consisted of cash received from borrowings of $26.6 million and the exercise of stock options of $0.4 million, offset by $47.7 million repayment of production obligations.

Anticipated Cash Requirements.  The nature of our business is such that significant initial expenditures are required to produce, acquire, distribute and market films and television programs, while revenues from these films and television programs are earned over an extended period of time after their completion or acquisition. We believe that cash flow from operations, cash on hand, investments available-for-sale, credit facility availability, tax-efficient financing and production financing available will be adequate to meet known operational cash requirements for the foreseeable future, including the funding of future film and television production, film rights acquisitions and theatrical and DVD release schedules. We monitor our cash flow liquidity, availability, fixed charge coverage, capital base, film spending and leverage ratios with the long-term goal of maintaining our credit worthiness.

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

Future commitments under contractual obligations as of June 30, 2008 are as follows:

	Year Ended March 31,
	2009	2010	2011	2012	2013	Thereafter	Total
	(Amounts in thousands)

Future annual repayment of debt and other financing obligations as of June 30, 2008
Production obligations(1)	$146,973	$65,593	$42,352	$29,988	$—	$5,028	$289,934
Interest payments on subordinated notes and other financing obligations	8,285	11,046	11,046	11,046	10,776	124,594	176,793
Subordinated notes and other financing obligations	—	—	—	—	3,718	325,000	328,718

	$155,258	$76,639	$53,398	$41,034	$14,494	$454,622	$795,445
Contractual commitments by expected repayment date
Film obligations(1)	$22,682	$—	$—	$—	$—	$—	$22,682
Distribution and marketing commitments(2)	112,640	28,659	200	—	—	—	141,499
Minimum guarantee commitments(3)	135,482	65,679	43,300	1,900	—	—	246,361
Production obligation commitments(3)	20,734	23,659	5,450	—	—	—	49,843
Operating lease commitments	5,957	8,518	7,631	4,349	2,672	1,689	30,816
Other contractual obligations	28,714	257	221	185	—	—	29,377
Employment and consulting contracts	23,727	19,986	10,061	2,334	378	—	56,486

	$349,936	$146,758	$66,863	$8,768	$3,050	$1,689	$577,064

Total future commitments under contractual obligations	$505,194	$223,397	$120,261	$49,802	$17,544	$456,311	$1,372,509

(1)	Film and production obligations include minimum guarantees, theatrical marketing obligations and production obligations as disclosed in Note 7 of our unaudited condensed consolidated financial statements. Repayment dates are based on anticipated delivery or release date of the related film or contractual due dates of the obligation.

(2)	Distribution and marketing commitments represent contractual commitments for future expenditures associated with distribution and marketing of films which the Company will distribute. The payment dates of these amounts are primarily based on the anticipated release date of the film.

(3)	Minimum guarantee commitments represent contractual commitments related to the purchase of film rights for future delivery. Production obligation commitments represent amounts committed for future film production and development to be funded through production financing and recorded as a production obligation liability. Future payments under these obligations are based on anticipated delivery or release dates of the related film or contractual due dates of the obligation. The amounts include future interest payments associated with the obligations.

Off-Balance Sheet Arrangements

We do not have any transactions, arrangements and other relationships with unconsolidated entities that will affect our liquidity or capital resources. We have no special purpose entities that provided off-balance sheet financing, liquidity or market or credit risk support, nor do we engage in leasing, hedging or research and development services, that could expose us to liability that is not reflected in our financial statements.

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

Currency Rate Risk.  The Company enters into forward foreign exchange contracts to hedge its foreign currency exposures on future production expenses denominated in Canadian dollars. As of June 30, 2008, the Company had outstanding contracts to buy CDN$2.1 million in exchange for US$2.1 million over a period of three weeks at a weighted average exchange rate of CDN$1.02, and to sell CDN$0.2 million in exchange for US$0.2 million over a period of four weeks at a weighted average exchange rate of CDN$1.02. Changes in the fair value representing a net unrealized fair value gain on foreign exchange contracts that qualified as effective hedge contracts outstanding during the three months ended June 30, 2008 amounted to less than $0.1 million and are included in accumulated other comprehensive income (loss), a separate component of shareholders’ equity. During the three months ended June 30, 2008, the Company completed foreign exchange contracts denominated in Canadian dollars, including a contract that did not qualify as an effective hedge. The net losses resulting from the completed contracts were $0.2 million. These contracts are entered into with a major financial institution as counterparty. The Company is exposed to credit loss in the event of nonperformance by the counterparty, which is limited to the cost of replacing the contracts, at current market rates. The Company does not require collateral or other security to support these contracts.

Interest Rate Risk.  Our principal risk with respect to our debt is interest rate risk. We currently have minimal exposure to cash flow risk due to changes in market interest rates related to our outstanding debt and other financing obligations. Our credit facility has a nil balance at June 30, 2008. Other financing obligations subject to variable interest rates include $201.2 million owed to film production entities on delivery of titles.

The table below presents repayments and related weighted average interest rates for our interest-bearing debt and production obligations and subordinate notes and other financing obligations as of June 30, 2008.

	Year Ended March 31,
	2009	2010	2011	2012	2013	Thereafter	Total
	(Amounts in thousands)

Revolving Credit Facility:
Variable(1)	$—	$—	$—	$—	$—	$—	$—
Production Obligations:
Variable(2)	133,991	61,886	5,339	—	—	—	201,216
Fixed(3)	—	—	—	—	—	5,028	5,028
Subordinated Notes and Other Financing Obligations:
Fixed(4)	—	—	—	—	—	150,000	150,000
Fixed(5)	—	—	—	—	—	175,000	175,000
Fixed(6)	—	—	—	—	3,718	—	3,718

	$133,991	$61,886	$5,339	$—	$3,718	$330,028	$534,962

(1)	Revolving credit facility, which expires December 31, 2008. At June 30, 2008, the Company had no borrowings under this facility.

(2)	Amounts owed to film production entities on anticipated delivery date or release date of the titles or the contractual due dates of the obligation. Production obligations of $199.5 million incur interest at rates ranging from approximately 3.96% to 5.18% and one production loan of $1.7 million bears interest of approximately 11.45%. Not included in the table above are approximately $83.7 million of production obligations which are non-interest bearing.

(3)	Long term production obligations of $5.0 million with a fixed interest rate equal to 2.50%.

(4)	2.9375% Notes with fixed interest rate equal to 2.9375%.

(5)	3.625% Notes with fixed interest rate equal to 3.625%.

(6)	Other financing obligation with fixed interest rate equal to 8.02%.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as amended (the “Exchange Act”). These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of June 30, 2008, the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures were effective as of June 30, 2008.

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

The following updates the risk factor entitled “We face substantial capital requirements and financial risks — Our credit facility contains certain covenants and financial tests that limit the way we conduct business” in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended March 31, 2008.

Our credit facility contains certain covenants and financial tests that limit the way we conduct business.  On July 25, 2008, we entered into a Second Amended and Restated Credit, Security, Guaranty and Pledge Agreement with JPMorgan Chase Bank, N.A., for a $340 million five-year secured credit facility. Our credit facility contains various covenants limiting our ability to incur or guarantee additional indebtedness, pay dividends and make other distributions, pre-pay any subordinated indebtedness, make investments and other restricted payments, make capital expenditures, make acquisitions and sell assets. These covenants may prevent us from raising additional financing, competing effectively or taking advantage of new business opportunities. Under our credit facility, we are also required to maintain specified financial ratios and satisfy certain financial tests. If we cannot comply with these covenants or meet these ratios and other tests, it could result in a default under our credit facility, and unless we are able to negotiate an amendment, forbearance or waiver, we could be required to repay all amounts then outstanding, which could have a material adverse effect on our business, results of operations and financial condition, depending upon our outstanding balance at the time.

Borrowings under our credit facility also are secured by liens on substantially all of our assets and the assets of certain of our subsidiaries. If we are in default under our credit facility, the lenders could foreclose upon all or substantially all of our assets and the assets of these subsidiaries. We cannot assure you that we will generate sufficient cash flow to repay our indebtedness, and we further cannot assure you that, if the need arises, we will be able to obtain additional financing or to refinance our indebtedness on terms acceptable to us, if at all. Accordingly, any such failure could have a material adverse effect on our business, results of operations and financial condition.

The following updates the risk factor entitled “We face substantial capital requirements and financial risks — Substantial leverage could adversely affect our financial condition” in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended March 31, 2008.

Substantial leverage could adversely affect our financial condition.  Historically, we have been highly leveraged and may be highly leveraged in the future. We have access to capital through our $340 million credit facility with JPMorgan Chase Bank, N.A. and a balance under letters of credit for $22.7 million. In addition, we have $325 million Convertible Senior Subordinated Notes outstanding, with $150 million maturing October 15, 2024 and $175 million maturing March 15, 2025. At March 31, 2008, we had approximately $371.6 million in cash and cash equivalents. While we have not currently drawn down on our credit facility, we could borrow some or all of the permitted amount in the future. The amount we have available to borrow under this facility depends upon our borrowing base, which in turn depends on the value of our existing library of films and television programs, as well as accounts receivable and cash held in collateral accounts. If several of our larger motion picture releases are commercial failures or our library declines in value, our borrowing base could decrease. Such a decrease could have a material adverse effect on our business, results of operations and financial condition. For example, it could:

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

The following updates the risk factor entitled “Our success depends on external factors in the motion picture and television industry — We could be aversely affected by strikes or other union job actions” in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended March 31, 2008.

We could be adversely affected by strikes or other union job actions.  We are directly or indirectly dependent upon highly specialized union members who are essential to the production of motion pictures and television programs. A strike by, or a lockout of, one or more of the unions that provide personnel essential to the production of motion pictures or television programs could delay or halt our ongoing production activities. In November 2007, the members of the Writer’s Guild of America went on strike, and a new agreement was not approved until February 2008. Additionally, the Directors Guild of America and Screen Actors Guild collective bargaining agreements expired in 2008, and while an agreement has been reached with the Directors Guild, negotiations with the Screen Actors Guild, which agreement expired on June 30, 2008, are ongoing. Such a halt or delay, depending on the length of time, could cause a delay or interruption in our release of new motion pictures and television programs, which could have a material adverse effect on our business, results of operations and financial condition.

Other than the updates below, there were no other material changes to the risk factors previously reported in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information with respect to shares of our common stock purchased by us during the three months ended June 30, 2008:

	Issuer Purchases of Equity Securities(1)
				(d)
			(c)	Approximate
			Total Number of	Dollar Value of
	(a)		Shares Purchased as	shares That may
	Total	(b)	Part of Publicly	yet be Purchased
	Number of	Average Price	Announced Plans or	Under the Plans or
Period	Shares Purchased	Paid per Share	Programs	Programs

April 1, 2008 - April 30, 2008	—	—	—	$79,700,000
May 1, 2008 - May 31, 2008	—	—	—	$79,700,000
June 1, 2008 - June 30, 2008	1,612,000	$9.85	1,612,200	$63,700,000
Total	1,612,200	$9.85	1,612,200	$63,700,000

(1)	On May 31, 2007, our Board of Directors authorized the repurchase of up to $50 million of our common shares. On May 29, 2008, as part of its regularly scheduled year-end meeting, our Board of Directors authorized the repurchase of up to an additional $50 million of our common shares, subject to market conditions. The common shares may be purchased, from time to time, at the Company’s discretion, including the quantity, timing and price thereof. Such purchases will be structured as permitted by securities laws and other legal requirements. During the period from the authorization date through June 30, 2008, 3,860,635 shares have been repurchased at a cost of approximately $36.3 million (including commission costs). The share repurchase program has no expiration date.

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Submission of Matters to a Vote of Security Holders.

None

Item 5.	Other Information.

None

Item 6.	Exhibits.

Exhibit
Number		Description of Documents

3	.1(1)	Articles
3	.2(2)	Notice of Articles
3	.3(2)	Vertical Short Form Amalgamation Application
3	.4(2)	Certificate of Amalgamation
10	.51*	Second Amended and Restated Credit, Security, Guaranty and Pledge Agreement by and among Lions Gate Entertainment Inc., Lions Gate UK Limited, Lions Gate Australia Pty Limited, the Guarantors referred to therein, the Lenders referred to therein, JPMorgan Chase Bank, N.A. and Wachovia Bank, N.A., dated of July 25, 2008.
31.1		Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005 as filed on June 29, 2005.

(2)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007 as filed on May 30, 2007.

*	Confidential treatment has been requested for portions of this exhibit. Portions of this document have been omitted and submitted separately to the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIONS GATE ENTERTAINMENT CORP.

By:	/s/ James Keegan
Name: James Keegan
Title: Duly Authorized Officer and
Chief Financial Officer

Date: August 8, 2008