Form 10-Q
period 2008-09-30
LIONS GATE ENTERTAINMENT CORP /CN/
filed 2008-11-10
CIK 929351

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at November 1, 2008

Common Shares, no par value per share	115,738,568 shares

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

Unless otherwise indicated, all references to the “Company,” “Lionsgate,” “we,” “us,” and “our” include reference to our subsidiaries as well.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

LIONS GATE ENTERTAINMENT CORP.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
	2008	2008
	(Unaudited)	(Note 1)
	(Amounts in thousands, except share amounts)

ASSETS
Cash and cash equivalents	$248,905	$371,589
Restricted cash	22,235	10,300
Investments	6,875	6,927
Accounts receivable, net of reserve for video returns and allowances of $108,328 (March 31, 2008 — $95,515) and provision for doubtful accounts of $6,154 (March 31, 2008 — $5,978)	201,370	260,284
Investment in films and television programs	745,258	608,942
Property and equipment	17,095	13,613
Goodwill	224,213	224,531
Other assets	83,322	41,572

	$1,549,273	$1,537,758

LIABILITIES
Accounts payable and accrued liabilities	$244,637	$245,430
Participation and residuals	450,760	385,846
Film and production obligations	282,519	278,016
Subordinated notes and other financing obligations	328,718	328,718
Deferred revenue	134,693	111,510

	1,441,327	1,349,520

Commitments and contingencies

SHAREHOLDERS’ EQUITY
Common shares, no par value, 500,000,000 shares authorized, 122,670,458 and 121,081,311 shares issued at September 30, 2008 and March 31, 2008, respectively	443,890	434,650
Series B preferred shares (10 shares issued and outstanding)	—	—
Accumulated deficit	(264,619)	(223,619)
Accumulated other comprehensive loss	(4,328)	(533)

	174,943	210,498
Treasury shares, no par value, 6,960,774 and 2,410,499 shares at September 30, 2008 and March 31, 2008, respectively	(66,997)	(22,260)

	107,946	188,238

	$1,549,273	$1,537,758

See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
	(Amounts in thousands, except per share amounts)

Revenues	$380,718	$351,744	$679,177	$550,486
Expenses:
Direct operating	199,861	184,335	347,869	271,393
Distribution and marketing	189,407	197,193	288,382	332,694
General and administration	30,600	26,371	68,908	53,211
Depreciation	1,180	1,038	2,242	1,946

Total expenses	421,048	408,937	707,401	659,244

Operating loss	(40,330)	(57,193)	(28,224)	(108,758)

Other expenses (income):
Interest expense	5,190	4,225	9,501	8,085
Interest and other income	(2,047)	(2,635)	(4,202)	(6,438)
Gain on sale of equity securities	—	(2,785)	—	(2,785)

Total other expenses (income), net	3,143	(1,195)	5,299	(1,138)

Loss before equity interests and income taxes	(43,473)	(55,998)	(33,523)	(107,620)
Equity interests loss	(1,960)	(1,187)	(4,146)	(1,994)

Loss before income taxes	(45,433)	(57,185)	(37,669)	(109,614)
Income tax provision	2,662	818	3,331	1,507

Net loss	$(48,095)	$(58,003)	$(41,000)	$(111,121)

Basic Net Loss Per Common Share	$(0.41)	$(0.49)	$(0.35)	$(0.94)

Diluted Net Loss Per Common Share	$(0.41)	$(0.49)	$(0.35)	$(0.94)

See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

							Accumulated
			Series B			Comprehensive	Other
	Common Shares		Preferred Shares		Accumulated	Income	Comprehensive	Treasury Shares
	Number	Amount	Number	Amount	Deficit	(Loss)	Income (Loss)	Number	Amount	Total
	(Amounts in thousands, except share amounts)

Balance at March 31, 2008	121,081,311	$434,650	10	$—	$(223,619)		$(533)	(2,410,499)	$(22,260)	$188,238
Exercise of stock options, net of shares withholding tax obligations of $1,182	875,168	1,712								1,712
Stock based compensation, net of share units withholding tax obligations of $1,759	523,037	5,757								5,757
Issuance of common shares to directors for services	21,063	205								205
Issuance of common shares related to the Mandate acquisition	169,879	1,566								1,566
Repurchase of common shares, no par value								(4,550,275)	(44,737)	(44,737)
Comprehensive loss
Net loss					(41,000)	$(41,000)				(41,000)
Foreign currency translation adjustments						(3,880)	(3,880)			(3,880)
Net unrealized gain on foreign exchange contracts						12	12			12
Unrealized gain on investments — available for sale						73	73			73

Comprehensive loss						$(44,795)

Balance at September 30, 2008	122,670,458	$443,890	10	$—	$(264,619)		$(4,328)	(6,960,774)	$(66,997)	$107,946

See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months	Six Months
	Ended	Ended
	September 30,	September 30,
	2008	2007
	(Amounts in thousands)

Operating Activities:
Net loss	$(41,000)	$(111,121)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	2,242	1,946
Amortization of deferred financing costs	2,592	1,771
Amortization of films and television programs	186,743	176,894
Amortization of intangible assets	559	325
Non-cash stock-based compensation	7,516	6,677
Gain on sale of equity securities	—	(2,711)
Equity interests loss	4,146	1,994
Changes in operating assets and liabilities:
Restricted cash	(11,935)	359
Accounts receivable, net	56,667	(86,069)
Investment in films and television programs	(325,176)	(258,711)
Other assets	(9,438)	(898)
Accounts payable and accrued liabilities	3,077	78,274
Participation and residuals	65,271	117,392
Film obligations	(4,325)	(8,276)
Deferred revenue	23,337	24,324

Net Cash Flows Used In Operating Activities	(39,724)	(57,830)

Investing Activities:
Purchases of investments — auction rate securities	—	(207,266)
Proceeds from the sale of investments — auction rate securities	125	414,641
Purchases of investments — equity securities	—	(4,672)
Proceeds from the sale of investments — equity securities	—	23,782
Acquisition of Mandate Pictures, net of unrestricted cash acquired	—	(40,850)
Investment in equity method investees	(11,099)	(6,465)
Increase in loan receivables	(28,427)	(3,059)
Purchases of property and equipment	(5,743)	(2,742)

Net Cash Flows Provided By (Used In) Investing Activities	(45,144)	173,369

Financing Activities:
Exercise of stock options	2,894	745
Tax withholding requirements on equity awards	(2,941)	—
Repurchases of common shares	(44,737)	(10,736)
Borrowings under financing arrangements	—	3,718
Increase in production obligations	113,320	59,442
Payment of production obligations	(104,216)	(58,012)

Net Cash Flows Used In Financing Activities	(35,680)	(4,843)

Net Change In Cash And Cash Equivalents	(120,548)	110,696
Foreign Exchange Effects on Cash	(2,136)	(1,593)
Cash and Cash Equivalents — Beginning Of Period	371,589	51,497

Cash and Cash Equivalents — End Of Period	$248,905	$160,600

See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	General

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

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Article 10 of Regulation S-X under the Exchange Act. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these unaudited condensed consolidated financial statements. Operating results for the three and six months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ended March 31, 2009. The balance sheet at March 31, 2008 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read together with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008.

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

Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants. FSP APB 14-1 provides that issuers of such instruments should separately account for the liability and equity components of those instruments by allocating the proceeds at the date of issuance of the instrument between the liability component and the embedded conversion option (the equity component) by first determining the carrying amount of the liability. To calculate this amount, the issuer must determine the fair value of the liability excluding the embedded conversion option and by giving effect to other substantive features, such as put and call

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

options, and then allocating the excess of the initial proceeds to the embedded conversion option. The excess of the principal amount of the liability component over its carrying amount is recorded as a debt discount and is amortized as interest expense over the expected life of the instrument using the interest method. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We will adopt FSP APB 14-1 beginning in the first quarter of fiscal 2010, and this standard must be applied on a retrospective basis. We are evaluating the impact the adoption of FSP APB 14-1 will have on our consolidated financial position and results of operations.

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

At September 30, 2008 and March 31, 2008, the Company held $6.9 million and $7.0 million, respectively, of a triple A rated taxable Student Auction Rate Security (“ARS”), at par value, issued by the Panhandle-Plains Higher Education Authority. The bonds backing the issue provide funds to purchase student loans which are substantially guaranteed under the Higher Education Act of 1965, as amended. This investment is held as collateral for a production obligation pursuant to an escrow agreement. During the three months ended September 30, 2008, the Company received $0.1 million as a partial redemption of the ARS. In October 2008, all of the remaining $6.9 million balance was sold back to the issuer at par value, resulting in no gain or loss. Accordingly, the fair value of these securities at September 30, 2008 was equal to the underlying cost (i.e., par value).

Investments classified as available-for-sale as of September 30, 2008 and March 31, 2008 are set forth below:

	September 30, 2008
		Unrealized	Fair
	Cost	Gains (Losses)	Value
	(Amounts in thousands)

Auction rate — student loans	$6,875	$—	$6,875

	March 31, 2008
		Unrealized	Fair
	Cost	Gains (Losses)	Value
	(Amounts in thousands)

Auction rate — student loans	$7,000	$(73)	$6,927

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest and dividend income earned on available-for-sale investments during the three and six months ended September 30, 2008 were $0.5 million and $1.3 million, respectively. Interest and dividend income earned on available-for-sale investments during the three and six months ended September 30, 2007 were $2.0 million and $4.6 million, respectively.

3.	Investment in Films and Television Programs

	September 30,	March 31,
	2008	2008
	(Amounts in thousands)

Motion Picture Segment — Theatrical and Non-Theatrical Films
Released, net of accumulated amortization	$245,011	$218,898
Acquired libraries, net of accumulated amortization	73,668	80,674
Completed and not released	43,801	13,187
In progress	204,549	188,108
In development	8,418	6,513
Product inventory	44,474	33,147

	619,921	540,527

Television Segment — Direct-to-Television Programs
Released, net of accumulated amortization	66,896	55,196
In progress	57,309	12,608
In development	1,132	611

	125,337	68,415

	$745,258	$608,942

The following table sets forth acquired libraries that represent titles released three years prior to the date of acquisition, and amortized over their expected revenue stream from acquisition date up to 20 years:

				Unamortized	Unamortized
		Total	Remaining	Costs	Costs
	Acquisition	Amortization	Amortization	September 30,	March 31,
Acquired Library	Date	Period	Period	2008	2008
		(In years)		(Amounts in thousands)

Trimark	October 2000	20.00	12.00	$11,539	$12,318
Artisan	December 2003	20.00	15.25	53,510	58,533
Modern	August 2005	20.00	16.75	3,551	3,953
Lionsgate UK	October 2005	20.00	17.00	1,210	1,827
Mandate	September 2007	3.00	2.00	3,858	4,043

Total Acquired Libraries				$73,668	$80,674

The Company expects approximately 44% of completed films and television programs, net of accumulated amortization, will be amortized during the one-year period ending September 30, 2009. Additionally, the Company expects approximately 80% of completed and released films and television programs, net of accumulated amortization and excluding acquired libraries, will be amortized during the three-year period ending September 30, 2011.

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Goodwill

The changes in the carrying amount of goodwill by reporting segment were as follows in the six months ended September 30, 2008:

	Motion
	Pictures	Television	Total
	(Amounts in thousands)

Balance as of March 31, 2008	$210,570	$13,961	$224,531
Mandate Pictures, LLC	(318)	—	(318)

Balance as of September 30, 2008	$210,252	$13,961	$224,213

During the six months ended September 30, 2008, goodwill decreased by $0.3 million due to changes in the estimated fair value of the assets acquired and liabilities assumed from the acquisition of Mandate Pictures, LLC.

5.	Other Assets

	September 30,	March 31,
	2008	2008
	(Amounts in thousands)

Deferred financing costs, net of accumulated amortization	$13,021	$7,200
Prepaid expenses and other	6,333	5,239
Loan receivables	31,934	3,382
Intangible assets	1,671	2,317
Equity method investments	30,363	23,434

	$83,322	$41,572

Deferred Financing Costs

Deferred financing costs primarily include costs incurred in connection with an amended credit facility (see Note 6) executed in July 2008 and the issuance of the 2.9375% Notes (as hereafter defined) and the 3.625% Notes (as hereafter defined) (see Note 8) that are deferred and amortized to interest expense.

Loan Receivables

Loan receivables at September 30, 2008 consist of a $25.0 million note receivable plus $0.3 million of accrued interest from a third party producer, and a $6.4 million note receivable and $0.2 million of accrued interest from NextPoint, Inc. (“Break.com”), an equity method investee, as described below. At March 31, 2008, loan receivables consisted of note receivables, including accrued interest, of $3.4 million from Break.com.

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible Assets

Intangible assets consists primarily of trademarks and distribution agreements. The composition of the Company’s acquired intangible assets and the associated accumulated amortization is as follows as of September 30, 2008 and March 31, 2008:

	Weighted
	Average	September 30, 2008			March 31, 2008
	Remaining	Gross		Net	Gross		Net
	Life in	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Years	Amount	Amortization	Amount	Amount	Amortization	Amount
	(Amounts in thousands)

Intangible assets:
Trademarks	4	$1,600	$370	$1,230	$1,625	$200	$1,425
Distribution agreements	2	1,141	700	441	1,273	454	819
Music license	0	1,304	1,304	—	1,304	1,231	73

Total intangible assets		$4,045	$2,374	$1,671	$4,202	$1,885	$2,317

The aggregate amount of amortization expense associated with the Company’s intangible assets for the three and six-month periods ending September 30, 2008 was approximately $0.3 million and $0.6 million, respectively. Estimated amortization expense for each of the years ending March 31, 2009 through 2014 is approximately $0.4 million, $0.5 million, $0.3 million, $0.3 million, $0.1 million and nil, respectively.

Equity Method Investments

The carrying amount of significant equity method investments at September 30, 2008 and March 31, 2008 were as follows:

	September 30,	March 31,
	2008	2008
	(Amounts in thousands)

Horror Entertainment, LLC (“FEARnet”)	$902	$789
NextPoint, Inc. (“Break.com”)	18,856	19,979
Roadside Attractions, LLC	1,823	2,201
Elevation Sales Limited	417	465
Premium Television Channel	8,365	—

	$30,363	$23,434

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Equity interests in equity method investments in our unaudited condensed consolidated statements of operations represent our portion of the income or loss of our equity method investee based on our percentage ownership. Equity losses in equity method investments for the three and six months ended September 30, 2008 and 2007 were as follows:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
	(Amounts in thousands)

Maple Pictures Corp.	$—	$(152)	$—	$(90)
Horror Entertainment, LLC (“FEARnet”)	(1,344)	(1,030)	(2,410)	(1,899)
NextPoint, Inc. (“Break.com”)	(320)	(5)	(1,146)	(5)
Roadside Attractions, LLC	(84)	—	(378)	—
Premium Television Channel	(212)	—	(212)	—

	$(1,960)	$(1,187)	$(4,146)	$(1,994)

Maple Pictures Corp.  Represents the Company’s interest in Maple Pictures Corp. (“Maple Pictures”), a motion picture, television and home entertainment distributor in Canada. Maple Pictures was formed by a director of the Company, a former Lionsgate executive and a third-party equity investor. Through July 17, 2007, the Company owned 10% of the common shares of Maple Pictures and accounted for its investment in Maple Pictures under the equity method of accounting. Accordingly, during the six months ended September 30, 2007, the Company recorded 10% of the loss incurred by Maple Pictures through July 17, 2007. On July 18, 2007, Maple Pictures repurchased all of the outstanding shares held by a third party investor, which increased the Company’s ownership of Maple Pictures, requiring the Company to consolidate Maple Pictures for financial reporting purposes beginning on July 18, 2007. Accordingly, the results of operations of Maple Pictures are reflected in the Company’s consolidated results since July 18, 2007.

Horror Entertainment, LLC.  Represents the Company’s 33.33% interest in Horror Entertainment, LLC (“FEARnet”), a multiplatform programming and content service provider of horror genre films operating under the branding of “FEARnet”. The Company entered into a five-year license agreement with FEARnet for U.S. territories and possessions whereby the Company will license content to FEARnet for video-on-demand and broadband exhibition. The Company made capital contributions to FEARnet of $5.0 million in October 2006, $2.6 million in July 2007, and $2.5 million in April 2008. As of September 30, 2008, the Company has a remaining commitment for additional capital contributions totaling $3.2 million, of which $2.9 million was funded in October 2008 and the remaining $0.3 million is expected to be funded by March 31, 2009. Under certain circumstances, if the Company defaults on any of its funding obligations, the Company could forfeit its equity interest in FEARnet and its license agreement with FEARnet could be terminated. The Company is recording its share of the FEARnet results on a one quarter lag and, accordingly, during the six months ended September 30, 2008, the Company recorded 33.33% of the loss incurred by FEARnet through June 30, 2008.

NextPoint, Inc.  Represents the Company’s 42% equity interest or 21,000,000 share ownership of the Series B Preferred Stock of NextPoint, Inc. (“Break.com”), an online home entertainment service provider operating under the branding of “Break.com”. The interest was acquired on June 29, 2007 for an aggregate purchase price of $21.4 million which included $0.5 million of transaction costs, by issuing 1,890,189 of the Company’s common shares. The value assigned to the shares for purposes of recording the investment of $20.9 million was based on the average price of the Company’s common shares a few days prior and subsequent to the date of the closing of the acquisition. The Company has a call option which is exercisable at any time from June 29, 2007 until the earlier of (i) 30 months after June 29, 2007 or (ii) one year after a change of control, as narrowly defined, to purchase all of the remaining 58% equity interests (excluding any subsequent dilutive events) of Break.com, including in-the-money stock options, warrants

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and other rights of Break.com for $58.0 million in cash or common stock, at the Company’s option. The estimated initial cost of the call option was $1.2 million and is included within the investment balance. This call option is accounted for at cost and is evaluated for other than temporary impairment each reporting period. The Company is recording its share of the Break.com results on a one quarter lag and, accordingly, during the six months ended September 30, 2008, the Company recorded 42% of the loss incurred by Break.com through June 30, 2008.

Roadside Attractions, LLC.  Represents the Company’s 43% equity interest acquired on July 26, 2007 in Roadside Attractions, LLC (“Roadside”), an independent theatrical releasing company. The Company has a call option which is exercisable for a period of 90 days commencing on the receipt of certain audited financial statements for the three years ended July 26, 2010, to purchase all of the remaining 57% equity interests of Roadside, at a price representative of the then fair value of the remaining interest. The estimated initial cost of the call option is de minimus since the option price is designed to be representative of the then fair value and is included within the investment balance. The Company is recording its share of the Roadside results on a one quarter lag and, accordingly, during the six months ended September 30, 2008, the Company recorded 43% of the loss incurred by Roadside through June 30, 2008.

Elevation Sales Limited.  Represents the Company’s 50% equity interest in Elevation Sales Limited (“Elevation”), a UK based home entertainment distributor. At September 30, 2008, the Company was owed $6.5 million in account receivables from Elevation (March 31, 2008 — $29.0 million). The amounts receivable from Elevation represent amounts due to our wholly-owned subsidiary, Lions Gate UK Limited (“Lionsgate UK”), located in the United Kingdom, for accounts receivable arising from the sale and rental of DVD products. The credit period extended to Elevation is 60 days.

Premium Television Channel.  In April 2008, the Company formed a joint venture with Viacom Inc. (“Viacom”), its Paramount Pictures unit (“Paramount Pictures”) and Metro-Goldwyn-Mayer Studios Inc. (“MGM”) to create a premium television channel and subscription video-on-demand service. The new venture will have access to the Company’s titles released theatrically on or after January 1, 2009. Viacom will provide operational support to the venture, including marketing and affiliate services through its MTV Networks division. Upon its expected launch in the fall of 2009, the joint venture will provide the Company with an additional platform to distribute its library of motion picture titles and television episodes and programs. Currently, the Company has invested $8.6 million as of September 30, 2008, which represents 28.57% or its proportionate share of investment in the joint venture. The Company has a mandatory commitment of $31.4 million increasing to $42.9 million if certain performance targets are achieved. The Company is recording its share of the joint venture results on a one quarter lag and, accordingly, during the six months ended September 30, 2008, the Company recorded 28.57% of the loss incurred by the joint venture through June 30, 2008.

CinemaNow, Inc.  The Company holds an 18.6%, on a fully diluted basis, or 21.0%, on an undiluted basis, equity interest in CinemaNow, Inc. (“CinemaNow”), an internet-video-on-demand provider. The investment carrying amount is nil as a result of the Company absorbing its share of losses to the full extent of the investment in CinemaNow.

6.	Bank Loans

In July 2008, the Company entered into an amended credit facility which provides for a $340 million secured revolving credit facility, of which $30 million may be utilized by two of the Company’s wholly owned foreign subsidiaries. The amended credit facility expires July 25, 2013 and bears interest at 2.25% over the “Adjusted LIBOR” rate. At September 30, 2008, the Company had no borrowings (March 31, 2008 — nil) under the credit facility. The availability of funds under the credit facility is limited by a borrowing base and also reduced by outstanding letters of credit, which amounted to $22.7 million at September 30, 2008. At September 30, 2008, there was $317.3 million available under the amended credit facility. The Company is required to pay a monthly commitment fee based upon 0.50% per annum on the total credit facility of $340 million less the amount drawn. This amended credit facility amends and restates the Company’s original $215 million credit facility. Obligations

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

under the credit facility are secured by collateral (as defined in the credit agreement) granted by the Company and certain subsidiaries of the Company, as well as a pledge of equity interests in certain of the Company’s subsidiaries. The amended credit facility contains a number of affirmative and negative covenants that, among other things, require the Company to satisfy certain financial covenants and restrict the ability of the Company to incur additional debt, pay dividends and make distributions, make certain investments and acquisitions, repurchase its stock and prepay certain indebtedness, create liens, enter into agreements with affiliates, modify the nature of its business, enter into sale-leaseback transactions, transfer and sell material assets and merge or consolidate.

7.	Film and Production Obligations and Participation and Residuals

	September 30,	March 31,
	2008	2008
	(Amounts in thousands)

Film obligations(1)	$25,522	$29,905
Production obligations(2)	256,997	248,111

Total film and production obligations	282,519	278,016
Less film and production obligations expected to be paid within one year	(120,803)	(193,699)

Film and production obligations expected to be paid after one year	$161,716	$84,317

Participation and residuals	$450,760	$385,846

(1)	Film obligations include minimum guarantees, which represent amounts payable for film rights that the Company has acquired and theatrical marketing obligations, which represent amounts that are contractually committed for theatrical marketing expenditures associated with specific films.

(2)	Production obligations represent amounts payable for the cost incurred for the production of film and television programs that the Company produces, which, in some cases, are financed over periods exceeding one year. Production obligations have contractual repayment dates either at or near the expected completion date, with the exception of certain obligations containing repayment dates on a longer term basis. Production obligations of $165.4 million incur interest at rates ranging from 4.62% to 6.45%, and approximately $83.7 million of production obligations are non-interest bearing. Also included in production obligations is $7.9 million in long term production obligations with an interest rate of 2.5% that is part of a $66.0 million funding agreement with the State of Pennsylvania, as more fully described below.

On April 9, 2008, the Company entered into a loan agreement with the Pennsylvania Regional Center, which provides for the availability of production loans up to $66,000,000 on a five year term for use in film and television productions in the State of Pennsylvania. The amount that can be borrowed is generally limited to approximately one half of the qualified production costs incurred in the State of Pennsylvania through the two year period ended April 2010, and is subject to certain other limitations. Under the terms of the loan, for every dollar borrowed, the Company’s production companies are required (within a two year period) to either create a specified number of jobs, or spend a specified amount in certain geographic regions in the State of Pennsylvania. Amounts borrowed under the agreement carry an interest rate of 2.5% which is payable semi-annually, and the principal amount is due on the five year anniversary date of the first borrowing under the agreement (i.e., April 2013). The loan is secured by a first priority security interest in the Company’s film library pursuant to an intercreditor agreement with the Company’s senior lender under our revolving credit facility. Pursuant to the terms of the Company’s credit facility, the Company is required to maintain a balance equal to the loans outstanding plus 5% under this facility in a bank account with the Company’s senior lender under the Company’s credit facility. Accordingly, included in restricted cash is $8.3 million (on deposit with our senior lenders), related to amounts received under the Pennsylvania agreement.

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company expects approximately 72% of accrued participations and residuals will be paid during the one-year period ending September 30, 2009.

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

Amounts provided from Pride are reflected as a participation liability. The difference between the ultimate participation expected to be paid to Pride and the amount provided by Pride is amortized as a charge to or a reduction of participation expense under the individual film forecast method. At September 30, 2008, $145.0 million (March 31, 2008, $134.3 million) was payable to Pride and is included in the participation liability in the unaudited condensed consolidated balance sheet, and $31.1 million was available to be provided by Pride under the terms of the arrangement.

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

Amounts provided from SGF are reflected as a participation liability. The difference between the ultimate participation expected to be paid to SGF and the amount provided by SGF is amortized as a charge to or a reduction of participation expense under the individual film forecast method. At September 30, 2008, $9.2 million (March 31, 2008, $9.3 million) was payable to SGF and is included in the participation liability in the unaudited condensed consolidated balance sheet, and $124.5 million was available to be provided by SGF under the terms of the arrangement.

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Subordinated Notes and Other Financing Obligations

The following table sets forth the subordinated notes and other financing obligations outstanding at September 30, 2008 and March 31, 2008:

	September 30,	March 31,
	2008	2008
	(Amounts in thousands)

2.9375% Convertible Senior Subordinated Notes	$150,000	$150,000
3.625% Convertible Senior Subordinated Notes	175,000	175,000
Other Financing Obligations	3,718	3,718

	$328,718	$328,718

Subordinated Notes

3.625% Notes.  In February 2005, Lions Gate Entertainment Inc. (“LGEI”), a wholly-owned subsidiary of the Company, sold $175.0 million of 3.625% Convertible Senior Subordinated Notes (the “3.625% Notes”). The Company received $170.2 million of net proceeds after paying placement agents’ fees from the sale of the 3.625% Notes. The Company also paid $0.6 million of offering expenses incurred in connection with the sale of the 3.625% Notes. Interest on the 3.625% Notes is payable semi-annually on March 15 and September 15, from September 15, 2005 until March 15, 2012. After March 15, 2012, interest will be 3.125% per annum on the principal amount of the 3.625% Notes, payable semi-annually on March 15 and September 15 of each year until maturity on March 15, 2025. LGEI may redeem all or a portion of the 3.625% Notes at its option on or after March 15, 2012 at 100% of their principal amount, together with accrued and unpaid interest through the date of redemption.

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

The holder may convert the 2.9375% Notes into the Company’s common shares prior to maturity only if the price of the Company’s common shares issuable upon conversion of a note reaches a specified threshold over a specified period, the trading price of the notes falls below certain thresholds, the notes have been called for redemption, a change in control occurs or certain other corporate transactions occur. Upon conversion of the 2.9375% Notes, the Company has the option to deliver, in lieu of common shares, cash or a combination of cash and common shares of the Company. In addition, under certain circumstances, if the holder converts their notes upon a change in control, they will be entitled to receive a make whole premium. Before the close of business on or prior to the trading day immediately before the maturity date, if the notes have not been previously redeemed or repurchased, the holder may convert the notes into the Company’s common shares at a conversion rate equal to 86.9565 shares per $1,000 principal amount of the 2.9375% Notes, subject to adjustment in certain circumstances, which is equal to a conversion price of approximately $11.50 per share.

Other Financing Obligations

On June 1, 2007, the Company entered into a bank financing agreement for $3.7 million to fund the acquisition of certain capital assets. Interest is payable in monthly payments totaling $0.3 million per year for five years at an interest rate of 8.02%, with the entire principal due June 2012.

9.	Acquisitions

Acquisition of Mandate Pictures, LLC

On September 10, 2007, the Company purchased all of the membership interests in Mandate Pictures, LLC, a Delaware limited liability company (“Mandate Pictures”). Mandate Pictures is a worldwide independent film producer and distributor. The Mandate Pictures acquisition brought the Company additional experienced management personnel working within the motion picture business segment. In addition, the Mandate Pictures acquisition added an independent film and distribution business to the Company’s motion picture business. The aggregate cost of the acquisition was approximately $128.8 million including liabilities assumed of $70.2 million, with amounts paid or to be paid to the selling shareholders of approximately $58.6 million, comprised of $46.8 million in cash and 1,282,999 of the Company’s common shares, 169,879 of which were issued during the quarter ended March 31, 2008, another 169,879 which were issued during the quarter ended September 30, 2008 and the balance of 943,241 to be issued and delivered in March 2009, pursuant to certain holdback provisions. Of the $46.8 million cash portion of the purchase price, $44.3 million was paid at closing, $0.9 million represented estimated direct transaction costs (paid to lawyers, accountants and other consultants), and $1.6 million represented the remaining cash consideration paid during the quarter ended June 30, 2008. In addition, immediately prior to the transaction, the Company loaned Mandate Pictures $2.9 million. The value assigned to the shares for purposes of recording the acquisition was $11.8 million and was based on the average price of the Company’s common shares a few days prior and subsequent to the date of the closing of the acquisition, which is when it was publicly announced.

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

The Hurdle Amount is the purchase price of approximately $56 million plus an interest cost accruing until such hurdle is reached, and certain other costs the Company agreed to pay in connection with the acquisition. Accordingly, the additional consideration is the total of the above in excess of the Hurdle Amount. As of September 30, 2008, the total earnings and fees from identified projects in process are not projected to reach the Hurdle Amount. However, as additional projects are identified in the future and current projects are released in the market place, the total projected earnings and fees from these projects could increase causing additional payments to the sellers to become payable.

The acquisition was accounted for as a purchase, with the results of operations of Mandate Pictures included in the Company’s consolidated results from September 10, 2007. Goodwill of $36.8 million resulted from the excess of purchase price over the estimate of the fair value of the net identifiable tangible and intangible assets acquired. Although the goodwill will not be amortized for financial reporting purposes, it is anticipated that substantially all of the goodwill will be deductible for federal tax purposes over the statutory period of 15 years. The allocation of the purchase price to the assets acquired and liabilities assumed based on their estimated fair values was as follows:

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

Acquisition of Debmar-Mercury LLC

On July 3, 2006, the Company acquired all of the capital stock of Debmar-Mercury, LLC (“Debmar-Mercury”), a leading syndicator of film and television packages. Consideration for the Debmar-Mercury acquisition was $27.0 million, comprised of a combination of $24.5 million in cash paid on July 3, 2006 and $2.5 million in common shares of the Company issued in January 2008, and assumed liabilities of $10.5 million. Goodwill of

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$8.7 million resulted from the excess of the purchase price over the fair value of the net identifiable tangible and intangible assets acquired.

Pursuant to the purchase agreement, if the aggregate earnings before interest, taxes, depreciation and amortization adjusted to add back 20% of the overhead expense (“Adjusted EBITDA”) of Debmar-Mercury for the five year period ending after the closing date exceeds the target amount, then up to 40% of the excess Adjusted EBITDA over the target amount is payable as additional consideration. The percentage payable of the excess Adjusted EBITDA over the target amount ranges from 20% of such excess up to an excess of $3 million, 25% of such excess over $3 million and less than $6 million, 30% of such excess over $6 million and less than $10 million and 40% of such excess over $10 million. The target amount is $32.2 million plus adjustments for interest on certain funding provided by the Company and adjustments for certain overhead and other items. If the Adjusted EBITDA of Debmar-Mercury is proportionately on track to exceed the target amount after three years from the date of closing, the Company will pay a recoupable advance against the five year payment.

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

Amounts paid, if any, under the above additional consideration provisions will be recorded as additional goodwill.

10.	Direct Operating Expenses

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
	(Amounts in thousands)

Amortization of films and television programs	$117,696	$127,032	$186,743	$176,894
Participation and residual expense	80,895	56,540	159,007	94,551
Amortization of acquired intangible assets	235	163	559	325
Other expenses	1,035	600	1,560	(377)

	$199,861	$184,335	$347,869	$271,393

Other expenses primarily consist of the provision for doubtful accounts and foreign exchange gains and losses. The provision for doubtful accounts included in other expenses was less than $0.1 million and $0.6 million for the three months ended September 30, 2008 and 2007, respectively. The provision for doubtful accounts included in other expenses for the six months ended September 30, 2008 and 2007 was $0.2 million and less than $0.1 million, respectively. Foreign exchange losses included in other expenses for the three months ended September 30, 2008 and 2007 were $1.0 million and less than $0.1 million, respectively. Foreign exchange losses (gains) included in other expenses for the six months ended September 30, 2008 and 2007 were a loss of $1.3 million and gains of $0.4 million, respectively.

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Comprehensive Loss

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
	(Amounts in thousands)

Net loss	$(48,095)	$(58,003)	$(41,000)	$(111,121)
Add (Deduct): Foreign currency translation adjustments	(4,049)	65	(3,880)	2,499
Add: Net unrealized gain on foreign exchange contracts	3	181	12	169
Add: Unrealized gain on investments — available for sale	91	26	73	26
Reclassification adjustment for unrealized gains realized in period	—	(1,280)	—	—

Comprehensive loss	$(52,050)	$(59,011)	$(44,795)	$(108,427)

12.	Loss Per Share and Treasury Shares

The Company calculates income (loss) per share in accordance with SFAS No. 128, “Earnings Per Share.” Basic and diluted income (loss) per share is calculated based on the weighted average common shares outstanding for the period. Basic and diluted loss per share for the three and six months ended September 30, 2008 and 2007 is presented below:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
	(Amounts in thousands)

Basic and Diluted Net Loss Per Common Share:
Numerator:
Net loss	$(48,095)	$(58,003)	$(41,000)	$(111,121)

Denominator:
Weighted average common shares outstanding	116,861	119,155	117,647	118,136

Basic and Diluted Net Loss Per Common Share	$(0.41)	$(0.49)	$(0.35)	$(0.94)

The exercise of common share equivalents including stock options, the conversion features of the 2.9375% Notes and the 3.625% Notes, restricted share units, and any contingently issuable shares could potentially dilute income (loss) per share in the future, but were not reflected in diluted loss per share during the periods presented because their effect is anti-dilutive.

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company had 500,000,000 authorized common shares at September 30, 2008 and March 31, 2008. The table below outlines common shares reserved for future issuance:

	September 30,	March 31,
	2008	2008
	(Amounts in thousands)

Stock options outstanding	4,012	5,137
Restricted share units — unvested	2,505	2,325
Share purchase options and restricted share units available for future issuance	6,406	6,859
Shares issuable upon conversion of 2.9375% Notes at conversion price of $11.50 per share	13,043	13,043
Shares issuable upon conversion of 3.625% Notes at conversion price of $14.28 per share	12,252	12,252

Shares reserved for future issuance	38,218	39,616

On May 31, 2007, the Company’s Board of Directors authorized the repurchase of up to $50 million of the Company’s common shares and, on May 29, 2008, an additional $50 million repurchase was authorized by the Company’s Board of Directors, with the timing, price, quantity, and manner of the purchases to be made at the discretion of management, depending upon market conditions. During the period from the authorization date through September 30, 2008, 6,748,910 shares have been repurchased pursuant to the plan at a cost of approximately $65.0 million, including commission costs. During the three and six months ended September 30, 2008, 2,888,275 and 4,550,275 shares, respectively, have been repurchased pursuant to the plan at a cost of approximately $28.3 million and $44.7 million, respectively. The share repurchase program has no expiration date. The shares repurchased under the stock repurchase program are included in treasury shares in the accompanying unaudited condensed consolidated balance sheets and statements of shareholders’ equity.

13.	Accounting for Stock-Based Compensation

Share-Based Compensation

The Company accounts for stock-based compensation in accordance with the provisions of SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”). SFAS No. 123(R) requires the measurement of all stock-based awards using a fair value method and the recognition of the related stock-based compensation expense in the consolidated financial statements over the requisite service period. Further, as required under SFAS No. 123(R), the Company estimates forfeitures for share-based awards that are not expected to vest. As stock-based compensation expense recognized in the Company’s unaudited condensed consolidated financial statements is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures.

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of each option award is estimated on the date of grant using a closed-form option valuation model (Black-Scholes) based on the assumptions noted in the following table. Expected volatilities are based on implied volatilities from traded options on the Company’s stock, historical volatility of the Company’s stock and other factors. The expected term of options granted represents the period of time that options granted are expected to be outstanding. The weighted-average grant-date fair values for options granted during the six months ended September 30, 2008 and 2007 was $3.06 and $4.17, respectively. The following table represents the assumptions used in the Black-Scholes option-pricing model for stock options granted during the six months ended September 30, 2008 and 2007:

	Six Months Ended	Six Months Ended
	September 30,	September 30,
	2008	2007

Risk-free interest rate	2.7%	4.1% - 4.8%
Expected option lives (in years)	5.0 years	5.6 to 6.5 years
Expected volatility for options	31%	31%
Expected dividend yield	0%	0%

The Company recognized the following share-based compensation expense (benefit) during the three and six months ended September 30, 2008 and 2007:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Amounts in thousands)

Compensation Expense (Benefit):
Stock Options	$802	$851	$1,599	$1,636
Restricted Share Units	3,295	2,980	5,917	5,041
Stock Appreciation Rights	(1,112)	(629)	(646)	(1,009)

Total	$2,985	$3,202	$6,870	$5,668

There was no income tax benefit recognized in the statements of operations for share-based compensation arrangements during the three and six months ended September 30, 2008 and 2007.

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options

A summary of option activity as of September 30, 2008 and changes during the six months then ended is presented below:

					Weighted	Aggregate
				Weighted-	Average	Intrinsic
			Total	Average	Remaining	Value as of
	Number of	Number of	Number of	Exercise	Contractual	September 30,
Options:	Shares(1)	Shares(2)	Shares	Price	Term in Years	2008

Outstanding at March 31, 2008	4,537,363	600,000	5,137,363	$8.32
Granted	—	—	—	—
Exercised	(123,416)	—	(123,416)	6.68
Forfeited or expired	(20,334)	—	(20,334)	2.93

Outstanding at June 30, 2008	4,393,613	600,000	4,993,613	$8.39

Granted	5,000		5,000	9.53
Exercised	(986,734)		(986,734)	3.25
Forfeited or expired	—		—	—

Outstanding at September 30, 2008	3,411,879	600,000	4,011,879	$9.65	6.78	$777,059

Outstanding as of September 30, 2008, vested or expected to vest in the future	3,410,046	600,000	4,010,046	$9.65	6.78	$777,059

Exercisable at September 30, 2008	1,989,795	100,000	2,089,795	$9.39	5.35	$777,059

(1)	Issued under our long-term incentive plans

(2)	On September 10, 2007, in connection with the acquisition of Mandate Pictures (see Note 9), two executives entered into employment agreements with Lions Gate Films, Inc., a wholly-owned subsidiary of the Company. Pursuant to the employment agreements, the executives were granted an aggregate of 600,000 stock options, which vest over a three- to five-year period. The options were granted outside of our long-term incentive plans.

The total intrinsic value of options exercised as of each exercise date during the three and six months ended September 30, 2008 were approximately $6.6 million and $7.1 million, respectively (2007 — $11.6 million and $11.9 million, respectively).

During the three and six months ended September 30, 2008, 234,982 options were cancelled to fund withholding tax obligations upon exercise.

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Share Units

A summary of the status of the Company’s restricted share units as of September 30, 2008, and changes during the six months then ended is presented below:

			Total	Weighted Average
	Number of	Number of	Number of	Grant Date Fair
Restricted Share Units:	Shares(1)	Shares(2)	Shares	Value

Outstanding at March 31, 2008	2,037,125	287,500	2,324,625	$10.09
Granted	294,875	—	294,875	9.89
Vested	(332,331)	—	(332,331)	10.80
Forfeited	(1,791)	—	(1,791)	10.67

Outstanding at June 30, 2008	1,997,878	287,500	2,285,378	$9.96

Granted	489,042	105,000	594,042	10.04
Vested	(360,622)	(8,333)	(368,955)	9.70
Forfeited	(5,333)	—	(5,333)	9.66

Outstanding at September 30, 2008	2,120,965	384,167	2,505,132	$10.02

(1)	Issued under our long-term incentive plans

(2)	On September 10, 2007, in connection with the acquisition of Mandate Pictures (see Note 9), two executives entered into employment agreements with Lions Gate Films, Inc. Pursuant to the employment agreements, the executives were granted an aggregate of 287,500 restricted share units, which vest over a three- to five-year period, based on continued employment and 262,500 restricted share units, which vest over a five-year period, subject to the satisfaction of certain annual performance targets. The restricted share units were granted outside of our long-term incentive plans.

The fair values of restricted share units are determined based on the market value of the shares on the date of grant.

The following table summarizes the total remaining unrecognized compensation cost as of September 30, 2008 related to non-vested stock options and restricted share units and the weighted average remaining years over which the cost will be recognized:

	Total	Weighted
	Unrecognized	Average
	Compensation	Remaining
	Cost	Years
	(Amounts in thousands)

Stock Options	$7,249	2.4
Restricted Share Units	18,852	2.1

Total	$26,101

Under the Company’s two stock option and long term incentive plans, the Company withholds shares to satisfy minimum statutory federal, state and local tax withholding obligations arising from the vesting of restricted share units. During the six months ended September 30, 2008, 178,652 shares were withheld upon the vesting of restricted share units.

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

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Appreciation Rights

On February 2, 2004, an officer of the Company was granted 1,000,000 stock appreciation rights (“SARs”), which entitles the officer to receive cash equal to the amount by which the trading price of common shares on the exercise notice date exceeds the SARs’ price of $5.20 multiplied by the number of SARs exercised. These SARs are not considered part of the Company’s stock option and long term incentive plans. The Company measures compensation expense based on the fair value of the SARs, which is determined by using the Black-Scholes option-pricing model at each reporting date. For the three and six months ended September 30, 2008, the following assumptions were used in the Black-Scholes option-pricing model: Volatility of 47.7%, Risk Free Rate of 1.60%, Expected Term of 0.3 years, and Dividend of 0%. At September 30, 2008, the market price of the Company’s common shares was $9.10, the weighted average fair value of the SARs was $3.94, and all 1,000,000 of the SARs had vested. Due to the decrease in the market price of its common shares during the quarter, the Company recorded a stock-based compensation benefit in the amount of $1.1 million and $0.6 million in general and administration expenses in the unaudited condensed consolidated statements of operations for the three and six months ended September 30, 2008, respectively (2007 — decrease of expense of $0.6 million and $1.0 million, respectively). The compensation expense amount in the period is calculated by using the fair value of the SARs, multiplied by the remaining 850,000 SARs which have fully vested (150,000 SARs were previously exercised and expensed). At September 30, 2008, the Company has a stock-based compensation liability accrual in the amount of $3.4 million (March 31, 2008 — $4.0 million) included in accounts payable and accrued liabilities on the unaudited condensed consolidated balance sheets relating to these SARs.

During the quarter, a non-employee was granted a total of 1,000,000 SARs with exercise prices ranging from $9.56 to $11.16. The SARs vest over a three- and four-year period. The Company measures compensation expense based on the fair value of the SARs, which is determined by using the Black-Scholes option-pricing model at each reporting date. For the six months ended September 30, 2008, the following assumptions were used in the Black-Scholes option-pricing model: Volatility of 31%, Risk Free Rate of 2.6% to 3.0%, Expected Term of 3.7 to 4.8 years, and Dividend of 0%. At September 30, 2008, the market price of the Company’s common shares was $9.10, the weighted average fair value of the SARs was from $1.78 to $2.73. In connection with these SARs, the Company recorded a stock-based compensation expense in the amount of $0.6 million included in direct operating expenses in the unaudited condensed consolidated statements of operations for the three and six months ended September 30, 2008.

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

Motion Pictures consists of the development and production of feature films, acquisition of North American and worldwide distribution rights, North American theatrical, home entertainment and television distribution of feature films produced and acquired, and worldwide licensing of distribution rights to feature films produced and acquired.

Television consists of the development, production and worldwide distribution of television productions, including television series, television movies and mini-series and non-fiction programming.

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segmented information by business unit is as follows:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
	(Amounts in thousands)

Segment revenues
Motion Pictures	$312,162	$242,133	$569,530	$412,455
Television	68,556	109,611	109,647	138,031

	$380,718	$351,744	$679,177	$550,486

Direct operating expenses
Motion Pictures	$143,854	$86,096	$258,509	$145,726
Television	56,007	98,239	89,360	125,667

	$199,861	$184,335	$347,869	$271,393

Distribution and marketing
Motion Pictures	$183,051	$192,762	$276,896	$325,621
Television	6,356	4,431	11,486	7,073

	$189,407	$197,193	$288,382	$332,694

General and administration
Motion Pictures	$11,758	$9,050	$24,876	$16,677
Television	2,671	1,455	5,328	2,878

	$14,429	$10,505	$30,204	$19,555

Segment profit (loss)
Motion Pictures	$(26,501)	$(45,775)	$9,249	$(75,569)
Television	3,522	5,486	3,473	2,413

	$(22,979)	$(40,289)	$12,722	$(73,156)

Acquisition of investment in films and television programs
Motion Pictures	$55,651	$93,107	$201,760	$149,180
Television	68,628	29,464	123,416	109,531

	$124,279	$122,571	$325,176	$258,711

Purchases of property and equipment amounted to $3.4 million and $5.7 million for the three and six months ending September 30, 2008, respectively, and $0.7 million and $2.7 million for the three and six months ending September 30, 2007, respectively, all primarily pertaining to purchases for the Company’s corporate headquarters.

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment profit (loss) is defined as segment revenue less segment direct operating, distribution and marketing, and general and administration expenses. The reconciliation of total segment profit (loss) to the Company’s income (loss) before income taxes is as follows:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
	(Amounts in thousands)

Company’s total segment profit (loss)	$(22,979)	$(40,289)	$12,722	$(73,156)
Less:
Corporate general and administration	(16,171)	(15,866)	(38,704)	(33,656)
Depreciation	(1,180)	(1,038)	(2,242)	(1,946)
Interest expense	(5,190)	(4,225)	(9,501)	(8,085)
Interest and other income	2,047	2,635	4,202	6,438
Gain on sale of equity securities	—	2,785	—	2,785
Equity interests loss	(1,960)	(1,187)	(4,146)	(1,994)

Loss before income taxes	$(45,433)	$(57,185)	$(37,669)	$(109,614)

The following table sets forth significant assets as broken down by segment and other unallocated assets as of September 30, 2008 and March 31, 2008:

	September 30, 2008			March 31, 2008
	Motion			Motion
	Pictures	Television	Total	Pictures	Television	Total
	(Amounts in thousands)

Significant assets by segment
Accounts receivable	$120,920	$80,450	$201,370	$193,810	$66,474	$260,284
Investment in films and television programs	619,921	125,337	745,258	540,527	68,415	608,942
Goodwill	210,252	13,961	224,213	210,570	13,961	224,531

	$951,093	$219,748	$1,170,841	$944,907	$148,850	$1,093,757

Other unallocated assets (primarily cash and available-for-sale investments)			378,432			444,001

Total assets			$1,549,273			$1,537,758

15.	Contingencies

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

The following tables present unaudited condensed consolidating financial information as of September 30, 2008 and March 31, 2008, and for the six months ended September 30, 2008 and 2007 for (1) the Company, on a stand-alone basis, (2) LGEI, on a stand-alone basis, (3) the non-guarantor subsidiaries of the Company (including the subsidiaries of LGEI), on a combined basis (collectively, the “Other Subsidiaries”) and (4) the Company, on a consolidated basis.

	As of September 30, 2008
	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated
	(Amounts in thousands)

BALANCE SHEET
Assets
Cash and cash equivalents	$5,832	$192,268	$50,805	$—	$248,905
Restricted cash	—	22,235	—	—	22,235
Investments	—	6,875	—	—	6,875
Accounts receivable, net	123	722	200,525	—	201,370
Investment in films and television programs	288	6,117	738,911	(58)	745,258
Property and equipment	—	16,033	1,062	—	17,095
Goodwill	10,173	—	214,040	—	224,213
Other assets	1,906	373,116	2,588	(294,288)	83,322
Investment in subsidiaries	224,180	594,142	—	(818,322)	—

	$242,502	$1,211,508	$1,207,931	$(1,112,668)	$1,549,273

Liabilities and Shareholders’ Equity (Deficiency)
Accounts payable and accrued liabilities	$379	$20,853	$223,405	$—	$244,637
Participation and residuals	180	1,067	449,513	—	450,760
Film and production obligations	75	—	282,444	—	282,519
Subordinated notes and other financing obligations	—	325,000	3,718	—	328,718
Deferred revenue	4	516	134,173	—	134,693
Intercompany payables (receivables)	(186,067)	783,396	(398,882)	(198,447)	—
Intercompany equity	319,985	93,217	330,092	(743,294)	—
Shareholders’ equity (deficiency)	107,946	(12,541)	183,468	(170,927)	107,946

	$242,502	$1,211,508	$1,207,931	$(1,112,668)	$1,549,273

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months Ended September 30, 2008
	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated
	(Amounts in thousands)

STATEMENT OF OPERATIONS
Revenues	$513	$11,061	$684,217	$(16,614)	$679,177
EXPENSES:
Direct operating	513	123	348,811	(1,578)	347,869
Distribution and marketing	—	85	288,287	10	288,382
General and administration	577	38,202	30,128	1	68,908
Depreciation	—	1,824	418	—	2,242

Total expenses	1,090	40,234	667,644	(1,567)	707,401

OPERATING INCOME (LOSS)	(577)	(29,173)	16,573	(15,047)	(28,224)

Other expenses (income):
Interest expense	16	8,787	698	—	9,501
Interest and other income	(105)	(3,137)	(960)	—	(4,202)

Total other expenses (income)	(89)	5,650	(262)	—	5,299

INCOME (LOSS) BEFORE EQUITY INTERESTS AND INCOME TAXES	(488)	(34,823)	16,835	(15,047)	(33,523)
Equity interests income (loss)	(40,501)	(2,129)	(2,410)	40,894	(4,146)

INCOME (LOSS) BEFORE INCOME TAXES	(40,989)	(36,952)	14,425	25,847	(37,669)
Income tax provision (benefit)	11	680	2,642	(2)	3,331

NET INCOME (LOSS)	$(41,000)	$(37,632)	$11,783	$25,849	$(41,000)

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months Ended September 30, 2008
	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated
	(Amounts in thousands)

STATEMENT OF CASH FLOWS NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	$46,358	$(149,460)	$63,378	$—	$(39,724)

INVESTING ACTIVITIES:
Proceeds from the sale of investments — auction rate securities		125			125
Investment in equity method investees	—	—	(11,099)	—	(11,099)
Increase in loan receivables	—	(3,427)	(25,000)		(28,427)
Purchases of property and equipment	—	(5,551)	(192)	—	(5,743)

NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	—	(8,853)	(36,291)	—	(45,144)

FINANCING ACTIVITIES:
Exercise of stock options	2,894	—	—	—	2,894
Amounts paid to satisfy tax withholding requirements on options exercised	(2,941)	—	—	—	(2,941)
Repurchases of common shares	(44,737)	—	—	—	(44,737)
Increase in production obligations	—	—	113,320		113,320
Payment of production obligations	—	—	(104,216)		(104,216)

NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	(44,784)	—	9,104	—	(35,680)

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,574	(158,313)	36,191	—	(120,548)

FOREIGN EXCHANGE EFFECT ON CASH	(216)	—	(1,920)	—	(2,136)
CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	4,474	350,581	16,534	—	371,589

CASH AND CASH EQUIVALENTS — END OF PERIOD	$5,832	$192,268	$50,805	$—	$248,905

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of March 31, 2008
	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated
	(Amounts in thousands)

BALANCE SHEET
Assets
Cash and cash equivalents	$4,474	$350,581	$16,534	$—	$371,589
Restricted cash	—	10,300	—	—	10,300
Investments	—	6,927	—	—	6,927
Accounts receivable, net	344	—	260,635	(695)	260,284
Investment in films and television programs	871	6,683	601,246	142	608,942
Property and equipment	—	12,428	1,185	—	13,613
Goodwill	10,173	—	214,358	—	224,531
Other assets	1,983	268,070	4,217	(232,698)	41,572
Investment in subsidiaries	264,329	594,542	—	(858,871)	—

	$282,174	$1,249,531	$1,098,175	$(1,092,122)	$1,537,758

Liabilities and Shareholders’ Equity (Deficiency)
Accounts payable and accrued liabilities	$540	$31,913	$212,980	$(3)	$245,430
Participation and residuals	187	1,567	384,228	(136)	385,846
Film and production obligations	78	—	277,938	—	278,016
Subordinated notes and other financing obligations	—	325,000	3,718	—	328,718
Deferred revenue	—	1,026	110,484	—	111,510
Intercompany payables (receivables)	(226,854)	852,748	(218,788)	(407,106)	—
Intercompany equity	319,985	93,217	329,597	(742,799)	—
Shareholders’ equity (deficiency)	188,238	(55,940)	(1,982)	57,922	188,238

	$282,174	$1,249,531	$1,098,175	$(1,092,122)	$1,537,758

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months Ended September 30, 2007
	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated
	(Amounts in thousands)

STATEMENT OF OPERATIONS
Revenues	$137	$7,624	$545,078	$(2,353)	$550,486
EXPENSES:
Direct operating	—	—	271,393	—	271,393
Distribution and marketing	—	1,155	331,539	—	332,694
General and administration	776	30,765	21,670	—	53,211
Depreciation	—	1	1,945	—	1,946

Total expenses	776	31,921	626,547	—	659,244

OPERATING LOSS	(639)	(24,297)	(81,469)	(2,353)	(108,758)

Other Expense (Income):
Interest expense	—	7,842	243	—	8,085
Interest income	(35)	(6,116)	(287)	—	(6,438)
Gain on sale of equity securities	—	—	(2,785)	—	(2,785)

Total other expenses (income)	(35)	1,726	(2,829)	—	(1,138)

INCOME (LOSS) BEFORE EQUITY INTERESTS AND INCOME TAXES	(604)	(26,023)	(78,640)	(2,353)	(107,620)
Equity interests income (loss)	(110,616)	(80,358)	(1,898)	190,878	(1,994)

INCOME (LOSS) BEFORE INCOME TAXES	(111,220)	(106,381)	(80,538)	188,525	(109,614)
Income tax provision (benefit)	(99)	155	1,451	—	1,507

NET INCOME (LOSS)	$(111,121)	$(106,536)	$(81,989)	$188,525	$(111,121)

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months Ended September 30, 2007
	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated
	(Amounts in thousands)

STATEMENT OF CASH FLOWS NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	$9,697	$(54,138)	$(13,389)	$—	$(57,830)

INVESTING ACTIVITIES:
Purchases of investments — auction rate securities	—	(207,266)	—	—	(207,266)
Proceeds from the sale of investments — auction rate securities	—	414,641	—	—	414,641
Purchases of investments — equity securities	—	—	(4,672)	—	(4,672)
Proceeds from the sale of investments — equity securities	—	16,343	7,439	—	23,782
Acquisition of Mandate, net of unrestricted cash acquired	—	(44,802)	3,952	—	(40,850)
Investment in equity method investees	—	(3,051)	(3,414)	—	(6,465)
Loan to equity method investee	—	(3,059)	—	—	(3,059)
Purchases of property and equipment	—	(1,935)	(807)	—	(2,742)

NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	—	170,871	2,498	—	173,369

FINANCING ACTIVITIES:
Exercise of stock options	745	—	—	—	745
Repurchase of common shares	(10,736)	—	—	—	(10,736)
Borrowings under financing arrangements	—	—	3,718	—	3,718
Increase in production obligations	—	—	59,442	—	59,442
Payment of production obligations	—	—	(58,012)	—	(58,012)

NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	(9,991)	—	5,148	—	(4,843)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(294)	116,733	(5,743)	—	110,696

FOREIGN EXCHANGE EFFECT ON CASH	402	(498)	(1,497)	—	(1,593)
CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	1,908	28,347	21,242	—	51,497

CASH AND CASH EQUIVALENTS — END OF PERIOD	$2,016	$144,582	$14,002	$—	$160,600

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Our revenues are derived from the following business segments:

•	Motion Pictures, which includes “Theatrical,” “Home Entertainment,” “Television,” “International Distribution” and “Mandate Pictures.”

Theatrical revenues are derived from the theatrical release of motion pictures in the U.S. and Canada which are distributed to theatrical exhibitors on a picture by picture basis. The financial terms that we negotiate with our theatrical exhibitors generally provide that we receive a percentage of the box office results and are negotiated on a picture by picture basis.

Home Entertainment revenues consist of sale or rental of packaged media (i.e., DVD and Blue-Ray) and electronic media (“EST”) of our own productions and acquired films, including theatrical releases and direct-to-video releases, to retail stores and through digital media platforms. In addition, we have revenue sharing arrangements with certain rental stores which generally provide that in exchange for a nominal or no upfront sales price we share in the rental revenues generated by each such store on a title by title basis.

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

Mandate Pictures revenues include revenue from the sales and licensing of domestic and worldwide rights of titles developed or acquired by Mandate Pictures to third-party distributors as well as various titles sold by Mandate International, LLC, one of the Company’s international divisions, to international sub-distributors.

•	Television Productions, which includes the licensing and syndication to domestic and international markets of one-hour and half-hour drama series, television movies and mini-series and non-fiction programming and revenues from the sale of home entertainment product (i.e., packaged media and EST) consisting of television production movies or series.

Our primary operating expenses include the following:

•	Direct Operating Expenses, which include amortization of production or acquisition costs, participation and residual expenses and provision for doubtful accounts. Participation costs represent contingent consideration payable based on the performance of the film to parties associated with the film, including producers, writers, directors or actors, etc. Residuals represent amounts payable to various unions or “guilds” such as the Screen Actors Guild, Directors Guild of America, and Writers Guild of America, based on the performance of the film in certain ancillary markets or based on the individual’s (i.e., actor, director, writer) salary level in the television market.

•	Distribution and Marketing Expenses, which primarily include the costs of theatrical “prints and advertising” and of DVD duplication and marketing. Theatrical print and advertising represent the costs of the theatrical prints delivered to theatrical exhibitors and advertising includes the advertising and marketing cost associated with the theatrical release of the picture. DVD duplication represent the cost of the DVD product and the manufacturing costs associated with creating the physical products. DVD marketing costs represent the cost of advertising the product at or near the time of its release or special promotional advertising.

•	General and Administration Expenses, which include salaries and other overhead.

Recent Developments

Premium Television Channel.  In April 2008, the Company formed a joint venture with Viacom Inc. (“Viacom”), its Paramount Pictures unit (“Paramount Pictures”) and Metro-Goldwyn-Mayer Studios Inc. (“MGM”) to create a premium television channel and subscription video-on-demand service. The new venture will have access to the Company’s titles released theatrically on or after January 1, 2009. Viacom will provide operational support to the venture, including marketing and affiliate services through its MTV Networks division. Upon its expected launch in the fall of 2009, the joint venture will provide the Company with an additional platform to distribute its library of motion picture titles and television episodes and programs. The Company has invested $8.6 million as of September 30, 2008, which represents 28.57% or its proportionate share of investment in the joint venture. The Company has a mandatory commitment of $31.4 million increasing to $42.9 million if certain performance targets are achieved. The Company recorded its share of the joint venture results on a one quarter lag, in the current quarter.

Amended Credit Facility.  In July 2008, the Company entered into an amended credit facility, which provides for a $340 million secured revolving credit facility, of which $30 million may be utilized by two of the Company’s wholly owned foreign subsidiaries. The amended credit facility expires July 25, 2013 and bears interest at 2.25% over the “Adjusted LIBOR” rate. At September 30, 2008, the Company had no borrowings (March 31, 2008 — nil) under the credit facility. The availability of funds under the credit facility is limited by a borrowing base and also reduced by outstanding letters of credit, which amounted to $22.7 million at September 30, 2008. At September 30, 2008, there was $317.3 million available under the amended credit facility. The Company is required to pay a monthly commitment fee based upon 0.50% per annum on the total credit facility of $340 million less the amount drawn. This amended credit facility amends and restates the Company’s original $215 million credit facility. Obligations under the credit facility are secured by collateral (as defined in the credit agreement) granted by the Company and certain subsidiaries of the Company, as well as a pledge of equity interests in certain of the Company’s subsidiaries. The amended credit facility contains a number of affirmative and negative covenants that, among other things, require the Company to satisfy certain financial covenants and restrict the ability of the Company to incur additional debt, pay dividends and make distributions, make certain investments and acquisitions, repurchase its stock and prepay certain indebtedness, create liens, enter into agreements with affiliates, modify the nature of its business, enter into sale-leaseback transactions, transfer and sell material assets and merge or consolidate.

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

Generally Accepted Accounting Principles (“GAAP”).  Our unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP.

Accounting for Films and Television Programs.  We capitalize costs of production and acquisition, including financing costs and production overhead, to investment in films and television programs. These costs are amortized to direct operating expenses in accordance with Statement of Position 00-2, Accounting by Producers or Distributors of Films (“SoP 00-2”). These costs are stated at the lower of unamortized films or television program costs or estimated fair value. These costs for an individual film or television program are amortized and participation and residual costs are accrued in the proportion that current year’s revenues bear to management’s estimates of the ultimate revenue at the beginning of the year expected to be recognized from exploitation, exhibition or sale of such film or television program over a period not to exceed ten years from the date of initial release. For previously released film or television programs acquired as part of a library, ultimate revenue includes estimates over a period not to exceed 20 years from the date of acquisition.

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

Income Taxes.  The Company is subject to federal and state income taxes in the U.S., and in several foreign jurisdictions. We account for income taxes according to SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”). SFAS No. 109 requires the recognition of deferred tax assets, net of applicable reserves, related to net operating loss carryforwards and certain temporary differences. The standard requires recognition of a future tax benefit to the extent that realization of such benefit is more likely than not or a valuation allowance is applied. Because of our historical operating losses, we have provided a full valuation allowance against our net deferred tax assets. When we have a history of profitable operations sufficient to demonstrate that it is more likely than not that our deferred tax assets will be realized, the valuation allowance will be reversed. However, this assessment of our planned use of our deferred tax assets is an estimate which could change in the future depending upon the generation of taxable income in amounts sufficient to realize our deferred tax assets.

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

Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants. FSP APB 14-1 provides that issuers of such instruments should separately account for the liability and equity components of those instruments by allocating the proceeds at the date of issuance of the instrument between the liability component and the embedded conversion option (the equity component) by first determining the carrying amount of the liability. To calculate this amount, the issuer must determine the fair value of the liability excluding the embedded conversion option and by giving effect to other substantive features, such as put and call options, and then allocating the excess of the initial proceeds to the embedded conversion option. The excess of the principal amount of the liability component over its carrying amount is recorded as a debt discount and is amortized as interest expense over the expected life of the instrument using the interest method. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We will adopt FSP APB 14-1 beginning in the first quarter of fiscal 2010, and this standard must be applied on a retrospective basis. We are evaluating the impact the adoption of FSP APB 14-1 will have on our consolidated financial position and results of operations.

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

Results of Operations

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

Consolidated revenues this quarter of $380.7 million increased $29.0 million, or 8.2%, compared to $351.7 million in the prior year’s quarter. Motion pictures revenue of $312.2 million this quarter increased $70.1 million, or 29.0%, compared to $242.1 million in the prior year’s quarter. Television revenues of $68.5 million this quarter decreased $41.1 million, or 37.5%, compared to $109.6 million in the prior year’s quarter.

Our largest component of revenue comes from home entertainment. The following table sets forth total home entertainment revenue for both the Motion Pictures and Television Production reporting segments for the three-month periods ended September 30, 2008 and 2007:

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,	Increase (Decrease)
	2008	2007	Amount	Percent
	(Amounts in millions)

Home Entertainment Revenue
Motion Picture	$164.4	$126.8	$37.6	29.7%
Television Production	13.9	8.4	5.5	65.5%

	$178.3	$135.2	$43.1	31.9%

Motion Pictures Revenue

The increase in motion pictures revenue this quarter was mainly attributable to increases in home entertainment, television, and Mandate Pictures revenue, offset by decreases in theatrical and international revenue. The following table sets forth the components of revenue for the motion pictures reporting segment for the three-month periods ended September 30, 2008 and 2007:

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,	Increase (Decrease)
	2008	2007	Amount	Percent
	(Amounts in millions)

Motion Pictures
Theatrical	$34.0	$45.3	$(11.3)	(24.9)%
Home Entertainment	164.4	126.8	37.6	29.7%
Television	61.9	37.6	24.3	64.6%
International	28.5	31.0	(2.5)	(8.1)%
Mandate Pictures	21.2	0.1	21.1	NM
Other	2.2	1.3	0.9	69.2%

	$312.2	$242.1	$70.1	29.0%

(NM) Percentage not meaningful.

The following table sets forth the titles contributing significant motion pictures revenue for the three-month periods ended September 30, 2008 and 2007:

Three Months Ended September 30,
2008		2007
	Theatrical and DVD		Theatrical and DVD
Title	Release Date	Title	Release Date

Theatrical:		Theatrical:
Bangkok Dangerous Disaster Movie My Best Friend’s Girl The Family That Preys	September 2008 August 2008 September 2008 September 2008	3:10 to Yuma Bratz Good Luck Chuck War	September 2007 August 2007 September 2007 August 2007
Home Entertainment:		Home Entertainment:
Meet The Browns Rambo The Bank Job The Forbidden Kingdom	July 2008 May 2008 July 2008 September 2008	Bratz Kidz Sleepover Adventure Bug Delta Farce Doctor Strange Pride The Condemned	July 2007 September 2007 September 2007 August 2007 June 2007 September 2007

Television: 3:10 to Yuma Good Luck Chuck Saw IV War Why Did I Get Married? — Feature International: 3:10 to Yuma Employee of the Month My Best Friend’s Girl Saw IV War	Television: Crank Diary of a Mad Black Woman Employee of the Month Saw III International: Saw II Saw III The U.S. vs. John Lennon War

Mandate Pictures: 30 Days of Night Juno Nick and Norah’s Infinite Playlist

Theatrical revenue of $34.0 million decreased $11.3 million, or 24.9%, in this quarter as compared to the prior year’s quarter due to the performance of the significant titles listed above. In this quarter, the titles listed in the above table as contributing significant theatrical revenue represented individually between 16% and 44% of total theatrical revenue and, in the aggregate, approximately 99%, or $33.6 million of total theatrical revenue. In the prior year’s quarter, the titles listed in the above table as contributing significant theatrical revenue represented individually between 8% and 42% of total theatrical revenue and, in the aggregate, approximately 92%, or $41.9 million of total theatrical revenue.

Home entertainment revenue from the motion picture reporting segment of $164.4 million increased $37.6 million, or 29.7%, in this quarter as compared to the prior year’s quarter. The increase is primarily due to an increase in the amount of home entertainment product sold. The amount of home entertainment product sold increased due to the performance of the titles listed in the above table and to a lesser extent titles not listed above. The titles listed above as contributing significant home entertainment revenue in the current quarter represented individually between 4% to 16% of total home entertainment revenue and, in the aggregate, 49%, or $79.9 million of total home entertainment revenue for the quarter. In the prior year’s quarter, the titles listed above as contributing significant home entertainment revenue represented individually between 2% to 12% of total home entertainment revenue and, in the aggregate, 35%, or $44.7 million of total home entertainment revenue for the quarter. In the current quarter, $84.5 million, or 51%, of total home entertainment revenue was contributed by titles that individually make up less than 2% of total home entertainment revenue, and in the prior year’s quarter this amounted to $82.1 million, or 65%, of total home entertainment revenue.

Television revenue included in motion pictures revenue of $61.9 million in this quarter increased $24.3 million, or 64.6%, compared to the prior year’s quarter. In this quarter, the titles listed above as contributing significant television revenue represented individually between 9% to 18% of total television revenue and, in the aggregate, 74% or $45.8 million of total television revenue for the quarter. In the prior year’s quarter, the titles listed above as contributing significant television revenue represented individually between 11% to 32% of total television revenue and, in the aggregate, 83%, or $31.1 million of total television revenue for the quarter. In the current quarter, $16.1 million, or 26%, of total television revenue was contributed by titles that individually make up less than 5% of total television revenue, and in the prior year’s quarter, this amounted to $6.5 million, or 17%, of total television revenue for the quarter.

International revenue of $28.5 million decreased $2.5 million, or 8.1%, in this quarter as compared to the prior year’s quarter. Lionsgate UK contributed $11.6 million, or 40.7% of international revenue in the current quarter, which included revenues from Good Luck Chuck, The Bank Job, The Eye and The Forbidden Kingdom, compared to $6.9 million, or 22.3%, of total international revenue in the prior year’s quarter. In this quarter, the titles listed in the table above as contributing significant international revenue, excluding revenue generated from these titles by Lionsgate UK, represented individually between 4% to 8% of total international revenue and, in the aggregate, 28%, or $8.0 million, of total international revenue for the quarter. In the prior year’s quarter, the titles listed in the table above as contributing significant revenue represented individually between 4% to 18% of total international revenue and, in the aggregate, 39%, or $11.9 million, of total international revenue for the quarter.

Mandate Pictures revenue includes revenue from the sales and licensing of domestic and worldwide rights of titles developed or acquired by Mandate Pictures to third-party distributors as well as various titles sold by Mandate International, LLC, one of the Company’s international divisions, to international sub-distributors. International revenue from Mandate Pictures titles is included in Mandate Pictures revenue in the table above. In the current quarter, the revenue from Mandate Pictures, acquired in September 2007, amounted to $21.2 million, as compared to $0.1 million in the prior year’s quarter.

Television Revenue

The following table sets forth the components and the changes in the components of revenue that make up television production revenue for the three-month periods ended September 30, 2008 and 2007:

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,	Increase (Decrease)
	2008	2007	Amount	Percent
	(Amounts in millions)

Television Production
Domestic series licensing	$49.2	$75.9	$(26.7)	(35.2)%
Domestic television movies and miniseries	—	15.8	(15.8)	(100.0)%
International	5.0	9.3	(4.3)	(46.2)%
Home entertainment releases of television production	13.9	8.4	5.5	65.5%
Other	0.4	0.2	0.2	100.0%

	$68.5	$109.6	$(41.1)	(37.5)%

Revenues included in domestic series licensing from the Company’s television syndication subsidiary, Debmar-Mercury, LLC (“Debmar-Mercury”), decreased $5.4 million to $12.4 million from $17.8 million in the prior year’s quarter largely due to a decrease in revenue from House of Payne, due to the delivery of a lesser number of episodes, and from South Park, due to lower advertising revenues, offset by an increase in revenue from Family Feud, due to delivery of a greater number of episodes. In addition, the following table sets forth the number of television episodes and hours delivered in the three months ended September 30, 2008 and 2007, respectively, excluding television episodes delivered by Debmar-Mercury:

		Three Months Ended				Three Months Ended
		September 30,				September 30,
		2008				2007
		Episodes	Hours			Episodes	Hours

Fear Itself	1hr	8	8.0	The Dead Zone Season 5	1hr	10	10.0
Mad Men Season 2	1hr	8	8.0	Mad Men Season 1	1hr	11	11.0
Weeds Season 4	1/2hr	9	4.5	Wildfire Season 4	1hr	7	7.0
				Weeds Season 3	1/2hr	11	5.5

		25	20.5			39	33.5

In the three months ended September 30, 2008, the television episodes listed in the table above represented individually between 7% to 33% of domestic series revenue and, in the aggregate, 70%, or $34.3 million of total television revenue for the quarter. In the three months ended September 30, 2007, the television episodes listed above represented individually between 10% to 27% of domestic series revenue and, in the aggregate, 73%, or $55.2 million of total television revenue for the quarter.

Domestic television movies and miniseries revenue decreased by $15.8 million in the current quarter primarily due to the delivery of eight episodes of the miniseries The Kill Point in the prior year’s quarter as compared to nil in the current quarter.

International revenue of $5.0 million decreased by $4.3 million in the current quarter compared to international revenue of $9.3 million in the prior year’s quarter. International revenue in the current quarter includes revenue from Weeds Season 3, Mad Men Season 1 and Wildfire Season 4, and international revenue in the prior year’s quarter includes revenue from The Dead Zone Season 1 and Season 5, The Lost Room miniseries, Wildfire Season 3, and The Dresden Files.

The increase of $5.5 million in revenue from home entertainment releases of television production is primarily driven by home entertainment revenue from Mad Men Season 1, House of Payne Volume 2, and Weeds Seasons 1, 2 and 3.

Direct Operating Expenses

The following table sets forth direct operating expenses by segment for the three months ended September 30, 2008 and 2007:

	Three Months Ended			Three Months Ended
	September 30, 2008			September 30, 2007
	Motion			Motion
	Pictures	Television	Total	Pictures	Television	Total
	(Amounts in millions)

Direct operating expenses
Amortization of films and television programs	$73.2	$44.5	$117.7	$45.4	$81.6	$127.0
Participation and residual expense	69.8	11.1	80.9	40.2	16.3	56.5
Amortization of acquired intangible assets	0.2	—	0.2	0.2	—	0.2
Other expenses	0.7	0.4	1.1	0.3	0.3	0.6

	$143.9	$56.0	$199.9	$86.1	$98.2	$184.3

Direct operating expenses as a percentage of segment revenues	46.1%	81.8%	52.5%	35.6%	89.6%	52.4%

Direct operating expenses include amortization, participation and residual expenses and other expenses. Direct operating expenses of the motion pictures segment of $143.9 million for this quarter were 46.1% of motion pictures revenue, compared to $86.1 million, or 35.6% of motion pictures revenue for the prior year’s quarter. The increase in direct operating expense of the motion pictures segment in the current quarter as a percent of revenue is due primarily to the performance of the titles from the fiscal 2008 and 2009 theatrical releases in the current quarter as compared to the prior year’s quarter. Direct operating expenses of the motion pictures segment included charges for write-downs of investment in film costs of $1.6 million and $4.2 million in the current quarter and prior year quarter, respectively, due to the lower than anticipated actual performance or previously expected performance of certain titles. Included in the write-downs in the prior year’s quarter is a charge of approximately $2.0 million resulting from concerns over the collectability of amounts due pursuant to a distribution agreement.

Direct operating expenses of the television segment of $56.0 million for this quarter were 81.8% of television revenue, compared to $98.2 million, or 89.6% of television revenue for the prior year’s quarter. The decrease in direct operating expense of the television segment in the quarter is due to lower television production revenue. The decrease in direct operating expenses of the television segment in the current quarter as a percent of revenue is due to a greater portion of revenue attributed to more successful shows, such as Weeds, House of Payne and Mad Men. In the current quarter, $0.8 million of write-downs of investment in film costs was included in amortization of television programs, compared to write-downs of investment in film costs of nil in the prior year’s quarter.

Distribution and Marketing Expenses

The following table sets forth distribution and marketing expenses by segment for the three months ended September 30, 2008 and 2007:

	Three Months Ended			Three Months Ended
	September 30, 2008			September 30, 2007
	Motion			Motion
	Pictures	Television	Total	Pictures	Television	Total
	(Amounts in millions)

Distribution and marketing expenses
Theatrical	$109.7	$—	$109.7	$128.2	$—	$128.2
Home Entertainment	62.9	3.6	66.5	52.2	2.3	54.5
Television	1.6	1.9	3.5	0.8	0.8	1.6
International	8.5	0.7	9.2	11.6	1.3	12.9
Other	0.3	0.2	0.5	—	—	—

	$183.0	$6.4	$189.4	$192.8	$4.4	$197.2

The majority of distribution and marketing expenses relate to the motion pictures segment. Theatrical prints and advertising (“P&A”) in the motion pictures segment in the current quarter of $109.7 million decreased $18.5 million, or 14.4%, compared to $128.2 million in the prior year’s quarter. The decrease in theatrical P&A from the motion pictures segment is primarily due to a change in the mix of titles released during the quarter. Domestic theatrical P&A from the motion pictures segment in this quarter included P&A incurred on the release of Bangkok Dangerous, Disaster Movie, My Best Friend’s Girl and The Family That Preys which individually represented between 16% and 24% of total theatrical P&A and, in the aggregate, accounted for 83% of the total theatrical P&A. Domestic theatrical P&A from the motion pictures segment in the prior year’s quarter included P&A incurred on the release of titles such as 3:10 to Yuma, Bratz: The Movie, Good Luck Chuck, and War, which individually represented between 15% and 28% of total theatrical P&A and, in the aggregate, accounted for 85% of the total theatrical P&A.

Home entertainment distribution and marketing costs on motion pictures and television product in this quarter of $66.5 million increased $12.0 million, or 22.0%, compared to $54.5 million in the prior year’s quarter. The increase in home entertainment distribution and marketing costs is mainly due to the increase in revenue in the current quarter compared to the prior year’s quarter. Home entertainment distribution and marketing costs as a percentage of home entertainment revenues was 37.3% and 40.3% in the current quarter and prior year’s quarter, respectively.

International distribution and marketing expenses in this quarter includes $7.6 million of distribution and marketing costs from Lionsgate UK, compared to $9.9 million in the prior year’s quarter.

General and Administrative Expenses

The following table sets forth general and administrative expenses by segment for the three months ended September 30, 2008 and 2007:

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,	Increase (Decrease)
	2008	2007	Amount	Percent
	(Amounts in millions)

General and Administrative Expenses
Motion Pictures	$11.8	$9.1	$2.7	29.7%
Television	2.6	1.5	1.1	73.3%
Corporate	16.2	15.8	0.4	2.5%

	$30.6	$26.4	$4.2	15.9%

The increase in general and administrative expenses of the motion pictures segment of $2.7 million, or 29.7%, is primarily due to an increase in general and administrative expenses associated with our recent acquisitions and increases in salaries and related expenses, other professional fees, and other general overhead offset by capitalized film production costs that are directly attributable to motion picture productions. The following table sets forth the change in general and administrative expenses for the motion picture reporting segment for the three months ended September 30, 2008 and 2007:

Increase
(Decrease)
(In millions)

General and Administrative Expenses Motion Pictures
Mandate Pictures (acquired September 2007)	$1.2
Maple Pictures (consolidated July 2007)	0.7
Salaries and related expenses	1.2
Other professional fees	0.4
Other general overhead costs	0.7
Capitalized film production costs	(1.5)

$2.7

Capitalized film production costs, which increased $1.5 million in the current quarter compared to the prior year’s quarter, consisted of an increase of $0.8 million of film production costs associated with pictures produced by Mandate Pictures and the remaining $0.7 million was from the increase in other salaries and related expenses and other general overhead costs directly attributable to motion picture productions.

The increase in general and administrative expenses of the television segment of $1.1 million is due to general and administrative expense increases related to our Debmar-Mercury subsidiary of $0.5 million, additional costs associated with the start up of our Asian TV venture of $0.8 million, offset by a decrease in other general overhead costs. In the current quarter, $2.0 million of television production overhead was capitalized of which $0.9 million was associated with productions of our new reality TV venture compared to $1.0 million in the prior year’s quarter.

The increase in corporate general and administrative expenses of $0.4 million, or 2.5%, is primarily due to an increase in salaries and related expenses of approximately $1.2 million, a decrease in stock-based compensation of approximately $0.2 million, an increase in other general overhead costs of $1.0 million primarily related to rents and facility expenses, offset by a decrease in professional fees of approximately $1.6 million. The increase in salaries and related expenses of $1.2 million was partly due to higher salaries and increases in the number of full-time employees.

The following table sets forth stock based compensation expense (benefit) for the three months ended September 30, 2008 and 2007:

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,	Increase (Decrease)
	2008	2007	Amount	Percent
	(Amounts in millions)

Stock Based Compensation Expense (Benefit):
Stock options	$0.8	$0.9	$(0.1)	(11.1)%
Restricted share units	3.3	2.9	0.4	13.8%
Stock appreciation rights	(1.1)	(0.6)	(0.5)	83.3%

	$3.0	$3.2	$(0.2)	(6.3)%

At September 30, 2008, as disclosed in Note 13 to the unaudited condensed consolidated financial statements, there were unrecognized compensation costs of approximately $26.1 million related to stock options and restricted stock units previously granted, including the first annual installment of share grants that were subject to performance targets, which will be expensed over the remaining vesting periods. At September 30, 2008,

507,084 shares of restricted stock units have been awarded to four key executive officers, the vesting of which will be subject to performance targets to be set annually by the Compensation Committee of the Board of Directors of the Company. These restricted stock units will vest in three, four, and five annual installments assuming annual performance targets to be set annually have been met. The fair value of the 507,084 shares whose future annual performance targets have not been set was $4.6 million, based on the market price of the Company’s common shares as of September 30, 2008. The market value will be remeasured when the annual performance criteria are set and the value will be expensed over the remaining vesting periods once it becomes probable that the performance targets will be satisfied.

Depreciation and Other Expenses (Income)

Depreciation of $1.2 million this quarter increased $0.2 million, or 20.0% from $1.0 million in the prior year’s quarter.

Interest expense of $5.2 million this quarter increased $1.0 million, or 23.8%, from the prior year’s quarter of $4.2 million.

Interest and other income was $2.0 million for the quarter ended September 30, 2008, compared to $2.6 million in the prior year’s quarter. Interest and other income this quarter was earned on the cash balance and available-for-sale investments held during the three months ended September 30, 2008.

Gain on sale of equity securities was nil this quarter, compared to $2.8 million in the prior year’s quarter primarily from the sale of shares in Magna Pacific Holdings (“Magna”), an Australian film distributor.

The Company’s equity interests in this quarter included a $1.3 million loss from the Company’s 33.33% equity interest in FEARnet, a loss of $0.3 million from the Company’s 42% equity interest in Break.com, a $0.1 million loss from the Company’s 43% equity interest in Roadside, and a $0.2 million loss from the Company’s 28.57% equity interest in the Premium TV Channel. For the three months ended September 30, 2007, equity interests included a $1.0 million loss from the Company’s 33.33% equity interest in FEARnet, a $0.2 million loss from the Company’s 10% equity interest in Maple Pictures, and a less than $0.1 million loss from the Company’s 42% equity interest in Break.com.

The Company had an income tax expense of $2.7 million, or (5.9%) of loss before income taxes in the three months ended September 30, 2008, compared to an expense of $0.8 million, or (1.4%) of loss before income taxes in the three months ended September 30, 2007. The tax expense reflected in the current quarter is primarily attributable to U.S. income taxes and foreign withholding taxes. The Company’s actual annual effective tax rate will differ from the statutory federal rate as a result of several factors, including changes in the valuation allowance against net deferred tax assets, non-temporary differences, foreign income taxed at different rates, and state and local income taxes. Income tax loss carryforwards amount to approximately $87.5 million for U.S. federal income tax purposes available to reduce income taxes over twenty years, $73.3 million for U.S. state income tax purposes available to reduce income taxes over future years with varying expirations, $21.6 million for Canadian income tax purposes available to reduce income taxes over 19 years with varying expirations, and $19.8 million for UK income tax purposes available indefinitely to reduce future income taxes.

Net loss for the three months ended September 30, 2008 was $48.1 million, or basic and diluted net loss per common share of $0.41 on 116.9 million weighted average shares outstanding. This compares to net loss for the three months ended September 30, 2007 of $58.0 million or basic and diluted net loss per common share of $0.49 on 119.2 million weighted average common shares outstanding.

Six Months Ended September 30, 2008 Compared to Six Months Ended September 30, 2007

Consolidated revenues for the six months ended September 30, 2008 of $679.2 million increased $128.7 million, or 23.4%, compared to $550.5 million in the six months ended September 30, 2007. Motion pictures revenue of $569.5 million for the current six-month period increased $157.0 million, or 38.1%, compared to $412.5 million in the prior year’s period. Television revenues of $109.7 million this period decreased $28.3 million, or 20.5%, compared to $138.0 million in the prior year’s period.

Our largest component of revenue comes from home entertainment. The following table sets forth total home entertainment revenue for both the Motion Pictures and Television Production reporting segments for the six-month periods ended September 30, 2008 and 2007:

	Six Months	Six Months
	Ended	Ended
	September 30,	September 30,	Increase (Decrease)
	2008	2007	Amount	Percent
	(Amounts in millions)

Home Entertainment Revenue
Motion Picture	$316.5	$230.6	$85.9	37.3%
Television Production	22.1	10.6	11.5	108.5%

	$338.6	$241.2	$97.4	40.4%

Motion Pictures Revenue

The increase in motion pictures revenue this period was mainly attributable to increases in home entertainment, television, Mandate Pictures and international revenue. The following table sets forth the components of revenue for the motion pictures reporting segment for the six-month periods ended September 30, 2008 and 2007:

	Six Months	Six Months
	Ended	Ended
	September 30,	September 30,	Increase (Decrease)
	2008	2007	Amount	Percent
	(Amounts in millions)

Motion Pictures
Theatrical	$64.6	$64.3	$0.3	0.5%
Home Entertainment	316.5	230.6	85.9	37.3%
Television	90.8	60.0	30.8	51.3%
International	62.8	53.7	9.1	16.9%
Mandate Pictures	29.6	0.1	29.5	NM
Other	5.2	3.8	1.4	36.8%

	$569.5	$412.5	$157.0	38.1%

(NM) Percentage not meaningful.

The following table sets forth the titles contributing significant motion pictures revenue for the six-month periods ended September 30, 2008 and 2007:

Six Months Ended September 30,
2008		2007
	Theatrical and DVD		Theatrical and DVD
Title	Release Date	Title	Release Date

Theatrical:		Theatrical:
Bangkok Dangerous Disaster Movie Meet The Browns My Best Friend’s Girl The Family That Preys The Forbidden Kingdom	September 2008 August 2008 March 2008 September 2008 September 2008 April 2008	3:10 to Yuma Bratz Delta Farce Good Luck Chuck Hostel II War	September 2007 August 2007 May 2007 September 2007 June 2007 August 2007
Home Entertainment:		Home Entertainment:
Meet The Browns Rambo The Bank Job The Eye The Forbidden Kingdom Witless Protection	July 2008 May 2008 July 2008 June 2008 September 2008 June 2008	Bug Daddy’s Little Girls Delta Farce Happily N’Ever After Pride The Condemned	September 2007 June 2007 September 2007 May 2007 June 2007 September 2007

Television:
3:10 to Yuma
Good Luck Chuck
Saw IV
War
Why Did I Get Married? — Feature

International:
My Best Friend’s Girl
Saw IV
The Eye
War

Mandate Pictures:
30 Days of Night
Harold & Kumar Escape from Guantanamo Bay
Juno
Nick and Norah’s Infinite Playlist
Passengers
Television: Crank Diary of a Mad Black Woman Employee of the Month Saw III The Descent International: Saw II Saw III The Punisher War

Theatrical revenue of $64.6 million increased $0.3 million, or 0.5%, in this period as compared to the prior year’s period due to the performance of the significant titles listed above. In the current six-month period, the titles listed in the above table as contributing significant theatrical revenue represented individually between 5% and 38% of total theatrical revenue and, in the aggregate, approximately 95%, or $61.3 million of total theatrical revenue. In the prior year’s period, the titles listed in the above table as contributing significant theatrical revenue represented individually between 5% and 30% of total theatrical revenue and, in the aggregate, approximately 82%, or $52.5 million of total theatrical revenue.

Home entertainment revenue of $316.5 million increased $85.9 million, or 37.3%, in this period as compared to the prior year’s period. The amount of home entertainment product sold increased due to the performance of the titles listed in the above table and to a lesser extent titles not listed above. The titles listed above as contributing significant home entertainment revenue in the current period represented individually between 5% to 14% of total home entertainment revenue and, in the aggregate, 48%, or $151.3 million of total home entertainment revenue for the period. In the prior year’s period, the titles listed above as contributing significant home entertainment revenue represented individually between 3% to 9% of total home entertainment revenue and, in the aggregate, 36%, or $83.2 million of total home entertainment revenue for the period. In the current period, $165.2 million, or 52%, of total home entertainment revenue was contributed by titles that individually make up less than 2% of total home entertainment revenue, and in the prior year’s period this amounted to $147.4 million, or 64%, of total home entertainment revenue.

Television revenue included in motion pictures revenue of $90.8 million in this period increased $30.8 million, or 51.3%, compared to the prior year’s period. In the current six-month period, the titles listed above as contributing significant television revenue represented individually between 8% to 16% of total television revenue and, in the aggregate, 66% or $59.5 million of total television revenue for the period. In the prior year’s period, the titles listed above as contributing significant television revenue represented individually between 7% to 23% of total television revenue and, in the aggregate, 75%, or $44.7 million of total television revenue for the period. In the current period, $31.3 million, or 34%, of total television revenue was contributed by titles that individually make up less than 5% of total television revenue, and in the prior year’s period, this amounted to $15.3 million, or 25%, of total television revenue for the period.

International revenue of $62.8 million increased $9.1 million, or 16.9%, in the current six-month period as compared to the prior year’s period. Lionsgate UK contributed $27.7 million, or 44.1% of international revenue in the current period, which included revenues from 3:10 to Yuma, The Bank Job, The Condemned, The Eye, and Saw IV, compared to $15.0 million, or 27.9%, of total international revenue in the prior year’s period. In this period, the titles listed in the table above as contributing significant international revenue, excluding revenue generated from these titles by Lionsgate UK, represented individually between 3% to 9% of total international revenue and, in the aggregate, 24%, or $14.8 million, of total international revenue for the period. In the prior year’s period, the titles listed in the table above as contributing significant revenue represented individually between 4% to 13% of total international revenue and, in the aggregate, 28%, or $14.9 million, of total international revenue for the period.

Mandate Pictures revenue includes revenue from the sales and licensing of domestic and worldwide rights of titles developed or acquired by Mandate Pictures to third-party distributors as well as various titles sold by Mandate International, LLC, one of the Company’s international divisions, to international sub-distributors. International revenue from Mandate Pictures titles is included in the Mandate Pictures revenue in the table above. In the current six-month period, Mandate Pictures revenue amounted to $29.6 million, as compared to $0.1 million in the prior year’s period.

Television Revenue

The following table sets forth the components and the changes in the components of revenue that make up television production revenue for the six-month periods ended September 30, 2008 and 2007:

	Six Months	Six Months
	Ended	Ended
	September 30,	September 30,	Increase (Decrease)
	2008	2007	Amount	Percent
	(Amounts in millions)

Television Production
Domestic series licensing	$76.4	$95.9	$(19.5)	(20.3)%
Domestic television movies and miniseries	—	15.8	(15.8)	(100.0)%
International	10.7	15.5	(4.8)	(31.0)%
Home entertainment releases of television production	22.1	10.6	11.5	108.5%
Other	0.5	0.2	0.3	150.0%

	$109.7	$138.0	$(28.3)	(20.5)%

Revenues included in domestic series licensing from Debmar-Mercury decreased $0.3 million to $26.0 million from $26.3 million in the prior year’s period due to decreased revenue from television series such as House of Payne, due to the delivery of a lesser number of episodes, and South Park, due to lower advertising revenues, offset by an increase in revenue from Family Feud, due to delivery of a greater number of episodes. In addition, the following table sets forth the number of television episodes and hours delivered in the six months ended September 30, 2008 and 2007, respectively, excluding television episodes delivered by Debmar-Mercury:

		Six Months Ended				Six Months Ended
		September 30,				September 30,
		2008				2007
		Episodes	Hours			Episodes	Hours

Fear Itself	1hr	13	13.0	The Dead Zone Season 5	1hr	13	13.0
Mad Men Season 2	1hr	10	10.0	The Dresden Files	1hr	2	2.0
Weeds Season 4	1/2hr	13	6.5	Mad Men Season 1	1hr	11	11.0
				Wildfire Season 4	1hr	11	11.0
				Weeds Season 3	1/2hr	12	6.0

		36	29.5			49	43.0

In the six months ended September 30, 2008, the television episodes listed in the table above represented individually between 8% to 27% of domestic series revenue and, in the aggregate, 62%, or $47.0 million of total television revenue for the period. In the six months ended September 30, 2007, the television episodes listed above represented individually between 2% to 21% of domestic series revenue and, in the aggregate, 69%, or $66.6 million of total television revenue for the period.

Domestic television movies and miniseries revenue decreased by $15.8 million in the current period primarily due to the delivery of eight episodes of the miniseries The Kill Point in the prior year’s period as compared to nil in the current period.

International revenue of $10.7 million decreased by $4.8 million in the current period, compared to international revenue of $15.5 million in the prior year’s period. International revenue in the current period includes revenue from Kill Point, Mad Men Season 1, Weeds Season 3 and Wildfire Season 4, and international revenue in the prior year’s period includes revenue from Hidden Palms, Lovespring International, The Dresden Files and The Dead Zone Season 1 and Season 5.

The increase in revenue from home entertainment releases of television production is primarily driven by DVD revenue from Weeds Season 3 and Mad Men Season 1.

Direct Operating Expenses

The following table sets forth direct operating expenses by segment for the six months ended September 30, 2008 and 2007:

	Six Months Ended			Six Months Ended
	September 30, 2008			September 30, 2007
	Motion			Motion
	Pictures	Television	Total	Pictures	Television	Total
	(Amounts in millions)

Direct operating expenses
Amortization of films and television programs	$120.2	$66.5	$186.7	$74.6	$102.3	$176.9
Participation and residual expense	136.6	22.4	159.0	71.5	23.1	94.6
Amortization of acquired intangible assets	0.6	—	0.6	0.3	—	0.3
Other expenses	1.1	0.5	1.6	(0.7)	0.3	(0.4)

	$258.5	$89.4	$347.9	$145.7	$125.7	$271.4

Direct operating expenses as a percentage of segment revenues	45.4%	81.5%	51.2%	35.3%	91.1%	49.3%

Direct operating expenses include amortization, participation and residual expenses and other expenses. Direct operating expenses of the motion pictures segment of $258.5 million for this period were 45.4% of motion pictures revenue, compared to $145.7 million, or 35.3% of motion pictures revenue for the prior year’s period. The increase in direct operating expense of the motion pictures segment in the current period as a percent of revenue is due primarily to the performance of the titles from the fiscal 2008 and 2009 theatrical releases in the current period as compared to the prior year’s period. The benefit in other expense in the prior year’s period resulted primarily from foreign exchange gains of approximately $0.4 million. Direct operating expenses of the motion pictures segment included charges for write-downs of investment in film costs of $6.3 million and $6.7 million in the current period and prior year period, respectively, due to the lower than anticipated actual performance or previously expected performance of certain titles. In the prior year’s period, approximately $1.5 million of the write-down related to the unanticipated poor performance at the box office of one motion picture and a $2.0 million charge resulted from concerns over the collectability of amounts due pursuant to a distribution agreement.

Direct operating expenses of the television segment of $89.4 million for the current period were 81.5% of television revenue, compared to $125.7 million, or 91.1% of television revenue for the prior year’s period. The decrease in direct operating expense of the television segment in the current period is due to lower television production revenue. The decrease in direct operating expenses of the television segment in the current period as a percent of revenue is due to a greater portion of revenue attributed to more successful shows, such as Weeds, House of Payne and Mad Men. In the current period, $2.6 million of write-downs of investment in film costs was included in amortization of television programs, compared to write-downs of investment in film costs of $2.4 million in the prior year’s period. In the prior year’s period, approximately $1.2 million resulted from the write-off of film costs associated with a television pilot.

Distribution and Marketing Expenses

The following table sets forth distribution and marketing expenses by segment for the six months ended September 30, 2008 and 2007:

	Six Months Ended			Six Months Ended
	September 30, 2008			September 30, 2007
	Motion			Motion
	Pictures	Television	Total	Pictures	Television	Total
	(Amounts in millions)

Distribution and marketing expenses
Theatrical	$131.4	$—	$131.4	$211.4	$—	$211.4
Home Entertainment	123.6	6.7	130.3	94.7	3.6	98.3
Television	2.4	2.5	4.9	1.1	1.5	2.6
International	18.6	2.1	20.7	18.3	2.0	20.3
Other	0.9	0.2	1.1	0.1	—	0.1

	$276.9	$11.5	$288.4	$325.6	$7.1	$332.7

The majority of distribution and marketing expenses relate to the motion pictures segment. Theatrical P&A in the motion pictures segment in the current period of $131.4 million decreased $80.0 million, or 37.8%, compared to $211.4 million in the prior year’s period. The decrease in theatrical P&A from the motion pictures segment is primarily due to a change in the mix of titles released during the period. Domestic theatrical P&A from the motion pictures segment this period included P&A incurred on the release of Bangkok Dangerous, Disaster Movie, My Best Friend’s Girl, The Family That Preys and The Forbidden Kingdom, which individually represented between 10% and 22% of total theatrical P&A and in the aggregate accounted for 84% of the total theatrical P&A. Domestic theatrical P&A from the motion pictures segment in the prior year’s period included P&A incurred on the release of titles such as Bug, Delta Farce, The Condemned, 3:10 to Yuma, Bratz: The Movie, Hostel 2, Good Luck Chuck and War, which individually represented between 5% and 17% of total theatrical P&A and in the aggregate accounted for 83% of the total theatrical P&A. Bug and The Condemned, released theatrically during the six months ended September 30, 2007, individually contributed less than 5% of total theatrical revenue in the prior year’s period.

Home entertainment distribution and marketing costs on motion pictures and television product in this period of $130.3 million increased $32.0 million, or 32.6%, compared to $98.3 million in the prior year’s period. The increase in home entertainment distribution and marketing costs is mainly due to the increase in revenue in the current period compared to the prior year’s period.

Home entertainment distribution and marketing costs as a percentage of home entertainment revenues was 38.5% and 40.8% in the current period and prior year’s period, respectively.

International distribution and marketing expenses in this period includes $16.6 million of distribution and marketing costs from Lionsgate UK, compared to $14.8 million in the prior year’s period.

General and Administrative Expenses

The following table sets forth general and administrative expenses by segment for the six months ended September 30, 2008 and 2007:

	Six Months	Six Months
	Ended	Ended
	September 30,	September 30,	Increase (Decrease)
	2008	2007	Amount	Percent
	(Amounts in millions)

General and Administrative Expenses
Motion Pictures	$24.9	$16.7	$8.2	49.1%
Television	5.3	2.9	2.4	82.8%
Corporate	38.7	33.6	5.1	15.2%

	$68.9	$53.2	$15.7	29.5%

The increase in general and administrative expenses of the motion pictures segment of $8.2 million, or 49.1%, is primarily due to an increase in general and administrative expenses associated with our recent acquisitions and increases in salaries and related expenses, other professional fees, and other general overhead primarily related to rent and facility costs offset by capitalized film production costs that are directly attributable to motion picture productions. The following table sets forth the change in general and administrative expenses for the motion picture reporting segment for the six months ended September 30, 2008 and 2007:

Increase
(Decrease)
(In millions)

General and Administrative Expenses Motion Pictures
Mandate Pictures (acquired September 2007)	$2.5
Maple Pictures (consolidated July 2007)	1.9
Lionsgate UK	0.6
Salaries and related expenses	2.7
Other professional fees	1.0
Other general overhead costs	1.7
Capitalized film production costs	(2.2)

$8.2

Capitalized film production costs, which increased $2.2 million in the current period compared to the prior year’s period, consisted of $1.4 million of film production costs associated with pictures produced by Mandate Pictures and the remaining $0.8 million was from other salaries and related expenses, and other general overhead cost increases directly attributable to motion picture productions.

The increase in general and administrative expenses of the television segment of $2.4 million, is due to other general and administrative expense increases related to our Debmar-Mercury subsidiary of $1.1 million , additional costs associated with the start up of our Asian TV venture of $0.8 million and an increase in other general overhead costs primarily related to rents and facility expenses. In the current period, $2.9 million of television production overhead was capitalized of which $0.9 million was associated with productions of our new reality TV venture compared to $2.0 million in the prior year’s period.

The increase in corporate general and administrative expenses of $5.1 million, or 15.2%, is primarily due to an increase in salaries and related expenses of approximately $5.3 million, an increase in stock-based compensation of approximately $1.1 million, an increase in other general overhead costs primarily related to rents and facility expenses of $1.6 million, offset by a decrease in transactional related professional fees of approximately $2.9 million. The increase in salaries and related expenses of $5.3 million was partly due to higher salaries and increases in the number of full-time employees.

The following table sets forth stock based compensation expense (benefit) for the six months ended September 30, 2008 and 2007:

	Six Months	Six Months
	Ended	Ended
	September 30,	September 30,	Increase (Decrease)
	2008	2007	Amount	Percent
	(Amounts in millions)

Stock Based Compensation Expense (Benefit):
Stock options	$1.6	$1.6	$—	0.0%
Restricted share units	5.9	5.1	0.8	15.7%
Stock appreciation rights	(0.6)	(1.0)	0.4	(40.0)%

	$6.9	$5.7	$1.2	21.1%

At September 30, 2008, as disclosed in Note 13 to the unaudited condensed consolidated financial statements, there were unrecognized compensation costs of approximately $26.1 million related to stock options and restricted stock units previously granted, including the first annual installment of share grants that were subject to performance targets, which will be expensed over the remaining vesting periods. At September 30, 2008, 507,084 shares of restricted stock units have been awarded to four key executive officers, the vesting of which will be subject to performance targets to be set annually by the Compensation Committee of the Board of Directors of the Company. These restricted stock units will vest in three, four, and five annual installments assuming annual performance targets to be set annually have been met. The fair value of the 507,084 shares whose future annual performance targets have not been set was $4.6 million, based on the market price of the Company’s common shares as of September 30, 2008. The market value will be remeasured when the annual performance criteria are set and the value will be expensed over the remaining vesting periods once it becomes probable that the performance targets will be satisfied.

Depreciation and Other Expenses (Income)

Depreciation of $2.2 million this period increased $0.3 million, or 15.8% from $1.9 million in the prior year’s period.

Interest expense of $9.5 million this period increased $1.4 million, or 17.3%, from the prior year’s period of $8.1 million.

Interest and other income was $4.2 million for the period ended September 30, 2008, compared to $6.4 million in the prior year’s period. Interest and other income this period was earned on the cash balance and available-for-sale investments held during the six months ended September 30, 2008.

Gain on sale of equity securities was nil for the current six-month period, compared to $2.8 million in the prior year’s period primarily from the sale of shares in Magna, an Australian film distributor.

The Company’s equity interests in this period included a $2.4 million loss from the Company’s 33.33% equity interest in FEARnet, a loss of $1.1 million from the Company’s 42% equity interest in Break.com, a $0.4 million loss from the Company’s 43% equity interest in Roadside, and a $0.2 million loss from the Company’s 28.57% equity interest in the Premium TV Channel. For the six months ended September 30, 2007, equity interests included a $1.9 million loss from the Company’s 33.33% equity interest in FEARnet, a $0.1 million loss from the Company’s 10% equity interest in Maple Pictures, and a loss of less than $0.1 million from the Company’s 42% equity interest in Break.com.

The Company had an income tax expense of $3.3 million, or (8.8%) of loss before income taxes in the six months ended September 30, 2008, compared to an expense of $1.5 million, or (1.4%) of loss before income taxes in the six months ended September 30, 2007. The tax expense reflected in the current period is primarily attributable to U.S. and Canadian income taxes and foreign withholding taxes. The Company’s actual annual effective tax rate will differ from the statutory federal rate as a result of several factors, including changes in the valuation allowance against net deferred tax assets, non-temporary differences, foreign income taxed at different rates, and state and local income taxes. Income tax loss carryforwards, subject to certain limitations that may prevent the Company from fully utilizing them, amount to approximately $87.5 million for U.S. federal income tax purposes available to reduce income taxes over twenty years, $73.3 million for U.S. state income tax purposes available to reduce income taxes over future years with varying expirations, $21.6 million for Canadian income tax purposes available to reduce income taxes over 19 years with varying expirations, and $19.8 million for UK income tax purposes available indefinitely to reduce future income taxes.

Net loss for the six months ended September 30, 2008 was $41.0 million, or basic and diluted net loss per common share of $0.35 on 117.6 million weighted average shares outstanding. This compares to net loss for the six months ended September 30, 2007 of $111.1 million or basic and diluted net loss per common share of $0.94 on 118.1 million weighted average common shares outstanding.

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

Amended Credit Facility.  In July 2008, the Company entered into an amended credit facility which provides for a $340 million secured revolving credit facility, of which $30 million may be utilized by two of the Company’s wholly owned foreign subsidiaries. The amended credit facility expires July 25, 2013 and bears interest at 2.25% over the “Adjusted LIBOR” rate. At September 30, 2008, the Company had no borrowings (March 31, 2008 — nil) under the credit facility. The availability of funds under the credit facility is limited by a borrowing base and also reduced by outstanding letters of credit, which amounted to $22.7 million at September 30, 2008. At September 30, 2008, there was $317.3 million available under the amended credit facility. The Company is required to pay a monthly commitment fee based upon 0.50% per annum on the total credit facility of $340 million less the amount drawn. This amended credit facility amends and restates the Company’s original $215 million credit facility. Obligations under the credit facility are secured by collateral (as defined) granted by the Company and certain subsidiaries of the Company, as well as a pledge of equity interests in certain of the Company’s subsidiaries. The amended credit facility contains a number of affirmative and negative covenants that, among other things, require the Company to satisfy certain financial covenants and restrict the ability of the Company to incur additional debt, pay dividends and make distributions, make certain investments and acquisitions, repurchase its stock and prepay certain indebtedness, create liens, enter into agreements with affiliates, modify the nature of its business, enter into sale-leaseback transactions, transfer and sell material assets and merge or consolidate.

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

SGF.  On July 30, 2007, the Company entered into a four-year filmed entertainment slate participation agreement with SGF, the Québec provincial government’s investment arm. SGF will provide up to 35% of production costs of television and feature film productions produced in Québec for a four-year period for an aggregate participation of up to $140 million, and the Company will advance all amounts necessary to fund the remaining budgeted costs. The maximum aggregate of budgeted costs over the four-year period will be $400 million, including the Company’s portion, but no more than $100 million per year. In connection with this agreement, the Company and SGF will proportionally share in the proceeds derived from the productions after the Company deducts a distribution fee, recoups all distribution expenses and releasing costs, and pays all applicable third party participations and residuals. At September 30, 2008, $124.5 million was available to be provided by SGF under the terms of the arrangement.

Filmed Entertainment Backlog.  Backlog represents the amount of future revenue not yet recorded from contracts for the licensing of films and television product for television exhibition and in international markets. Backlog at September 30, 2008 and March 31, 2008 is $456.5 million and $437.4 million, respectively.

Cash Flows Used in Operating Activities.  Cash flows used in operating activities for the six months ended September 30, 2008 were $39.7 million compared to cash flows used in operating activities in the six months ended September 30, 2007 of $57.8 million. The increase in cash used in operating activities was primarily due to decreases in accounts receivable and a lower net loss generated in the six months ended September 30, 2008, offset by increases in investment in film, decreases in accounts payable and accrued liabilities, participation and residuals.

Cash Flows Provided by/Used in Investing Activities.  Cash flows used in investing activities of $45.1 million for the six months ended September 30, 2008 consisted of $5.7 million for purchases of property and equipment, $11.1 million for the investment in equity method investees and $28.4 million for increases in loans made to Break.com and a third party producer. Cash flows provided by investing activities of $173.4 million in the six months ended September 30, 2007 included net proceeds from the sale of $226.5 million of investments available-for-sale, offset by $2.7 million for purchases of property and equipment, $6.5 million for the investment in equity method investees, $3.1 million for a loan to Break.com, and $40.9 million for the acquisition of Mandate Pictures, net of cash acquired.

Cash Flows Used in Financing Activities.  Cash flows used in financing activities of $35.7 million for the six months ended September 30, 2008 resulted from increased production obligations of $113.3 million and the exercise of stock options of $2.9 million, offset by $104.2 million payment of production obligations, $44.7 million paid for the repurchase of the Company’s common shares and $2.9 million paid for tax withholding requirements associated with the vesting of shares. Cash flows used in financing activities of $4.8 million in the six months ended September 30, 2007 consisted of cash received from borrowings of $63.2 million and the exercise of stock options of $0.7 million, offset by $58.0 million repayment of production obligations and $10.7 million paid for the repurchase of the Company’s common shares.

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

Future commitments under contractual obligations as of September 30, 2008 are as follows:

	Year Ended March 31,
	2009	2010	2011	2012	2013	Thereafter	Total
	(Amounts in thousands)

Future annual repayment of debt and other financing obligations as of September 30, 2008
Production obligations(1)	$95,281	$80,852	$42,942	$29,988	$—	$7,934	$256,997
Interest payments on subordinated notes and other financing obligations	5,523	11,046	11,046	11,046	10,776	124,594	174,031
Subordinated notes and other financing obligations	—	—	—	—	3,718	325,000	328,718

	$100,804	$91,898	$53,988	$41,034	$14,494	$457,528	$759,746
Contractual commitments by expected repayment date
Film obligations(1)	$25,522	$—	$—	$—	$—	$—	$25,522
Distribution and marketing commitments(2)	62,629	28,659	200	—	—	—	91,488
Minimum guarantee commitments(3)	102,407	97,964	45,874	7,800	1,000	—	255,045
Production obligation commitments(3)	10,479	24,058	4,859	—	—	—	39,396
Operating lease commitments	4,564	8,873	8,257	4,364	2,672	1,689	30,419
Other contractual obligations	28,122	257	221	185	—	—	28,785
Employment and consulting contracts	17,503	24,531	13,515	2,968	376	—	58,893

	$251,226	$184,342	$72,926	$15,317	$4,048	$1,689	$529,548

Total future commitments under contractual obligations	$352,030	$276,240	$126,914	$56,351	$18,542	$459,217	$1,289,294

(1)	Film and production obligations include minimum guarantees, theatrical marketing obligations and production obligations as disclosed in Note 7 of our unaudited condensed consolidated financial statements. Repayment dates are based on anticipated delivery or release date of the related film or contractual due dates of the obligation.

(2)	Distribution and marketing commitments represent contractual commitments for future expenditures associated with distribution and marketing of films which the Company will distribute. The payment dates of these amounts are primarily based on the anticipated release date of the film.

(3)	Minimum guarantee commitments represent contractual commitments related to the purchase of film rights for future delivery. Production obligation commitments represent amounts committed for future film production and development to be funded through production financing and recorded as a production obligation liability. Future payments under these obligations are based on anticipated delivery or release dates of the related film or contractual due dates of the obligation. The amounts include future interest payments associated with the obligations.

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

Currency Rate Risk.  The Company enters into forward foreign exchange contracts to hedge its foreign currency exposures on future production expenses denominated in Canadian dollars. As of September 30, 2008, the Company had outstanding contracts to sell CDN$0.2 million in exchange for US$0.2 million over a period of four weeks at a weighted average exchange rate of CDN$1.02. Changes in the fair value representing a net unrealized fair value gain on foreign exchange contracts that qualified as effective hedge contracts outstanding during both the three and six months ended September 30, 2008 amounted to less than $0.1 million and are included in accumulated other comprehensive income (loss), a separate component of shareholders’ equity. During the three and six months ended September 30, 2008, the Company completed foreign exchange contracts denominated in Canadian dollars, including a contract that did not qualify as an effective hedge. The net gains (losses) resulting from the completed contracts were less than $0.1 million and $(0.2) million, respectively. These contracts are entered into with a major financial institution as counterparty. The Company is exposed to credit loss in the event of nonperformance by the counterparty, which is limited to the cost of replacing the contracts, at current market rates. The Company does not require collateral or other security to support these contracts.

Interest Rate Risk.  Our principal risk with respect to our debt is interest rate risk. We currently have minimal exposure to cash flow risk due to changes in market interest rates related to our outstanding debt and other financing obligations. Our credit facility has a nil balance at September 30, 2008. Other financing obligations subject to variable interest rates include $165.4 million owed to film production entities on delivery of titles.

The table below presents repayments and related weighted average interest rates for our interest-bearing debt and production obligations and subordinate notes and other financing obligations as of September 30, 2008.

	Year Ended March 31,
	2009	2010	2011	2012	2013	Thereafter	Total
	(Amounts in thousands)

Revolving Credit Facility:
Variable(1)	$—	$—	$—	$—	$—	$—	$—
Production Obligations:
Variable(2)	88,532	70,910	5,930	—	—	—	165,372
Fixed(3)	—	—	—	—	—	7,934	7,934
Subordinated Notes and Other Financing Obligations:
Fixed(4)	—	—	—	—	—	150,000	150,000
Fixed(5)	—	—	—	—	—	175,000	175,000
Fixed(6)	—	—	—	—	3,718	—	3,718

	$88,532	$70,910	$5,930	$—	$3,718	$332,934	$502,024

(1)	Revolving credit facility, which expires July 25, 2013 and bears interest at 2.25% over the Adjusted LIBOR rate. At September 30, 2008, the Company had no borrowings under this facility.

(2)	Amounts owed to film production entities on anticipated delivery date or release date of the titles or the contractual due dates of the obligation. Production obligations of $165.4 million incur interest at rates ranging from approximately 4.62% to 6.45%. Not included in the table above are approximately $83.7 million of production obligations which are non-interest bearing.

(3)	Long term production obligations of $7.9 million with a fixed interest rate equal to 2.50%.

(4)	2.9375% Notes with fixed interest rate equal to 2.9375%.

(5)	3.625% Notes with fixed interest rate equal to 3.625%.

(6)	Other financing obligation with fixed interest rate equal to 8.02%.

Item 4.	Controls and Procedures.

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

As of September 30, 2008, the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures were effective as of September 30, 2008.

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

There were no material changes to the risk factors previously reported in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information with respect to shares of our common stock purchased by us during the three months ended September 30, 2008:

	Issuer Purchases of Equity Securities(1)
				(d) Approximate
			(c) Total Number of	Dollar Value of
			Shares Purchased as	Shares that May Yet
			Part of Publicly	be Purchased Under
	(a) Total Number of	(b) Average Price	Announced Plans	the Plans or
Period	Shares Purchased	Paid per Share	or Programs	Programs

July 1, 2008 — July 31, 2008	—	—	—	$63,700,000
August 1, 2008 — August 31, 2008	1,470,475	$9.99	1,470,475	$49,000,000
September 1, 2008 — September 30, 2008	1,417,800	$9.57	1,417,800	$35,300,000
Total	2,888,275	$9.78	2,888,275	$35,300,000

(1)	On May 31, 2007, our Board of Directors authorized the repurchase of up to $50 million of our common shares. On May 29, 2008, as part of its regularly scheduled year-end meeting, our Board of Directors authorized the repurchase of up to an additional $50 million of our common shares, subject to market conditions. The common shares may be purchased, from time to time, at the Company’s discretion, including the quantity, timing and price thereof. Such purchases will be structured as permitted by securities laws and other legal requirements. During the period from the authorization date through September 30, 2008, 6,748,910 shares have been repurchased at a cost of approximately $65.0 million (including commission costs). The share repurchase program has no expiration date.

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Submission of Matters to a Vote of Security Holders.

On September 9, 2008, the Company held its Annual General Meeting of Shareholders (the “Annual Meeting”). Below is a summary of the matters voted on at the meeting:

1. At the Annual Meeting, the Company’s stockholders voted to elect eleven (11) directors to the Board of Directors of the Company to serve for a term of one year. The votes for the director nominees were as follows:

Nominees	For	Abstain

Norman Bacal	106,518,632	1,461,969
Michael Burns	107,050,485	930,116
Arthur Evrensel	103,498,952	4,481,649
Jon Feltheimer	107,063,543	917,058
Morley Koffman	107,751,611	228,990
Harald Ludwig	107,752,064	228,537
Laurie May	107,070,898	909,703
G. Scott Paterson	65,566,199	42,414,402
Daryl Simm	104,231,965	3,748,636
Hardwick Simmons	107,747,748	232,853
Brian V. Tobin	107,754,821	225,780

Additionally, the Company’s Series B preferred stockholder, Mark Amin, elected himself as a director.

2. Ernst & Young LLP was re-appointed as the Company’s independent registered public accounting firm for the fiscal year ending March 31, 2009 and authorizing the Audit Committee of the Board of Directors was authorized to determine the remuneration to be paid to Ernst & Young LLP. The vote was as follows:

For	107,454,139
Abstain	388,264
Not Voted	138,197

Under applicable law, the proposals before the Company’s stockholders — for the election of each of the nominated directors (Proposal 1) and the re-appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm (Proposal 2) — each required the affirmative vote of a majority of the common shares present or represented by proxy. Abstentions and broker non-votes were not counted in determining the number of shares necessary for approval.

Item 5.	Other Information.

None

Item 6.	Exhibits.

Exhibit
Number		Description of Documents

3	.1(1)	Articles
3	.2(2)	Notice of Articles
3	.3(2)	Vertical Short Form Amalgamation Application
3	.4(2)	Certificate of Amalgamation
10.52		Amendment of Employment Agreement between the Company and Jon Feltheimer dated September 18, 2008 (Incorporated by reference to exhibit 10.52 to the Company’s Current Report on Form 8-K filed on September 23, 2008).
10.53		Amendment of Employment Agreement between the Company and Michael Burns dated September 22, 2008 (Incorporated by reference to exhibit 10.53 to the Company’s current report on Form 8-K filed on September 23, 2008).
31.1		Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005 as filed on June 29, 2005.

(2)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007 as filed on May 30, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIONS GATE ENTERTAINMENT CORP.

By:	/s/ James Keegan
Name:     James Keegan

Title:	Duly Authorized Officer and
Chief Financial Officer

Date: November 10, 2008