Form 10-Q
period 2008-12-31
LIONS GATE ENTERTAINMENT CORP /CN/
filed 2009-02-09
CIK 929351

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2008
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at February 1, 2009

Common Shares, no par value per share	115,829,621 shares

Item		Page

	PART I — FINANCIAL INFORMATION
1.	Financial Statements	4
2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	36
3.	Quantitative and Qualitative Disclosures About Market Risk	61
4.	Controls and Procedures	62

	PART II — OTHER INFORMATION
1.	Legal Proceedings	62
1A.	Risk Factors	62
2.	Unregistered Sales of Equity Securities and Use of Proceeds	64
3.	Defaults Upon Senior Securities	64
4.	Submission of Matters to a Vote of Security Holders	64
5.	Other Information	65
6.	Exhibits	65
EX-10.57
EX-10.58
EX-10.59
EX-10.60
EX-10.61
EX-10.62
EX-31.1
EX-31.2
EX-32.1

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

Unless otherwise indicated, all references to the “Company,” “Lionsgate,” “we,” “us,” and “our” include reference to our subsidiaries as well.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

LIONS GATE ENTERTAINMENT CORP.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2008	2008
	(Unaudited)	(Note 1)
	(Amounts in thousands, except share amounts)

ASSETS
Cash and cash equivalents	$130,713	$371,589
Restricted cash	17,000	10,300
Restricted investments	7,000	6,927
Accounts receivable, net of reserve for video returns and allowances of $79,581 (March 31, 2008 — $95,515) and provision for doubtful accounts of $9,966 (March 31, 2008 — $5,978)	178,645	260,284
Investment in films and television programs	758,644	608,942
Property and equipment	16,567	13,613
Goodwill	224,213	224,531
Other assets	88,299	41,572

	$1,421,081	$1,537,758

LIABILITIES
Accounts payable and accrued liabilities	$264,439	$245,430
Participation and residuals	409,419	385,846
Film and production obligations	297,143	278,016
Subordinated notes and other financing obligations	319,718	328,718
Deferred revenue	118,843	111,510

	1,409,562	1,349,520

Commitments and contingencies

SHAREHOLDERS’ EQUITY
Common shares, no par value, 500,000,000 shares authorized, 122,798,197 and 121,081,311 shares issued at December 31, 2008 and March 31, 2008, respectively	447,965	434,650
Series B preferred shares (10 shares issued and outstanding)	—	—
Accumulated deficit	(358,039)	(223,619)
Accumulated other comprehensive loss	(11,179)	(533)

	78,747	210,498
Treasury shares, no par value, 6,999,174 and 2,410,499 shares at December 31, 2008 and March 31, 2008, respectively	(67,228)	(22,260)

	11,519	188,238

	$1,421,081	$1,537,758

See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,
	2008	2007	2008	2007
	(Amounts in thousands, except per share amounts)

Revenues	$324,027	$299,008	$1,003,204	$849,494
Expenses:
Direct operating	218,652	140,051	566,521	411,444
Distribution and marketing	170,400	119,815	458,782	452,509
General and administration	27,472	27,506	96,380	80,717
Depreciation	1,374	954	3,616	2,900

Total expenses	417,898	288,326	1,125,299	947,570

Operating income (loss)	(93,871)	10,682	(122,095)	(98,076)

Other expenses (income):
Interest expense	4,302	4,085	13,803	12,170
Interest and other income	(860)	(2,510)	(5,062)	(8,948)
Gain on sale of equity securities	—	(83)	—	(2,868)
Gain on extinguishment of debt	(3,549)	—	(3,549)	—

Total other expenses (income), net	(107)	1,492	5,192	354

Income (loss) before equity interests and income taxes	(93,764)	9,190	(127,287)	(98,430)
Equity interests loss	(1,695)	(1,248)	(5,841)	(3,242)

Income (loss) before income taxes	(95,459)	7,942	(133,128)	(101,672)
Income tax provision (benefit)	(2,039)	628	1,292	2,135

Net income (loss)	$(93,420)	$7,314	$(134,420)	$(103,807)

Basic Net Income (Loss) Per Common Share	$(0.81)	$0.06	$(1.15)	$(0.88)

Diluted Net Income (Loss) Per Common Share	$(0.81)	$0.06	$(1.15)	$(0.88)

See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

							Accumulated
			Series B			Comprehensive	Other
	Common Shares		Preferred Shares		Accumulated	Income	Comprehensive	Treasury Shares
	Number	Amount	Number	Amount	Deficit	(Loss)	Income (Loss)	Number	Amount	Total
				(Amounts in thousands, except share amounts)

Balance at March 31, 2008	121,081,311	$434,650	10	$—	$(223,619)		$(533)	(2,410,499)	$(22,260)	$188,238
Exercise of stock options, net of withholding tax obligations of $1,182	875,168	1,712								1,712
Stock based compensation, net of withholding tax obligations of $1,952	628,779	9,629								9,629
Issuance of common shares to directors for services	43,060	408								408
Issuance of common shares related to the Mandate acquisition	169,879	1,566								1,566
Repurchase of common shares, no par value								(4,588,675)	(44,968)	(44,968)
Comprehensive loss
Net loss					(134,420)	$(134,420)				(134,420)
Foreign currency translation adjustments						(10,834)	(10,834)			(10,834)
Net unrealized gain on foreign exchange contracts						115	115			115
Unrealized gain on investments — available for sale						73	73			73

Comprehensive loss						$(145,066)

Balance at December 31, 2008	122,798,197	$447,965	10	$—	$(358,039)		$(11,179)	(6,999,174)	$(67,228)	$11,519

See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months	Nine Months
	Ended	Ended
	December 31,	December 31,
	2008	2007
	(Amounts in thousands)

Operating Activities:
Net loss	$(134,420)	$(103,807)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	3,616	2,900
Amortization of deferred financing costs	3,397	2,659
Amortization of films and television programs	315,614	255,157
Amortization of intangible assets	760	698
Non-cash stock-based compensation	12,027	10,207
Gain on sale of equity securities	—	(2,794)
Gain on extinguishment of debt	(3,549)	—
Equity interests loss	5,841	3,242
Changes in operating assets and liabilities:
Restricted cash	(6,700)	(19,674)
Accounts receivable, net	72,945	(38,620)
Investment in films and television programs	(471,308)	(397,773)
Other assets	(12,191)	(5,903)
Accounts payable and accrued liabilities	26,826	39,859
Participation and residuals	24,696	112,644
Film obligations	58,711	10,810
Deferred revenue	7,826	39,182

Net Cash Flows Used In Operating Activities	(95,909)	(91,213)

Investing Activities:
Purchases of investments — auction rate securities	—	(207,262)
Proceeds from the sale of investments — auction rate securities	—	444,641
Purchases of investments — equity securities	—	(4,765)
Proceeds from the sale of investments — equity securities	—	24,035
Acquisition of Mandate Pictures, net of unrestricted cash acquired	—	(41,205)
Acquisition of Maple Pictures, net of unrestricted cash acquired	—	1,737
Investment in equity method investees	(15,886)	(6,464)
Increase in loan receivables	(28,767)	(5,895)
Purchases of property and equipment	(6,465)	(2,742)

Net Cash Flows Provided By (Used In) Investing Activities	(51,118)	202,080

Financing Activities:
Exercise of stock options	2,894	864
Tax withholding requirements on equity awards	(3,134)	(4,723)
Repurchases of common shares	(44,968)	(20,337)
Borrowings under financing arrangements	—	3,718
Increase in production obligations	126,420	131,318
Repayment of production obligations	(165,298)	(91,339)
Repayment of subordinated notes	(5,310)	—

Net Cash Flows Provided By (Used In) Financing Activities	(89,396)	19,501

Net Change In Cash And Cash Equivalents	(236,423)	130,368
Foreign Exchange Effects on Cash	(4,453)	1,690
Cash and Cash Equivalents — Beginning Of Period	371,589	51,497

Cash and Cash Equivalents — End Of Period	$130,713	$183,555

See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	General

Nature of Operations

Lions Gate Entertainment Corp. (the “Company,” “Lionsgate,” “we,” “us” or “our”) is a filmed entertainment studio with a diversified presence in the production and distribution of motion pictures, television programming, home entertainment, family entertainment, video-on-demand and digitally delivered content.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Lionsgate and its wholly owned and controlled subsidiaries.

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Article 10 of Regulation S-X under the Exchange Act. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these unaudited condensed consolidated financial statements. Operating results for the three and nine months ended December 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ended March 31, 2009. The balance sheet at March 31, 2008 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read together with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008.

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

Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (the “FASB”) issued FASB Staff Position (“FSP”) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants. FSP APB 14-1 provides that issuers of such instruments should separately account for the liability and equity components of those instruments by allocating the proceeds at the date of issuance of the instrument between the liability component and the embedded conversion option (the equity component). The equity component is recorded in equity and the reduction in the principal amount (debt discount) is amortized as interest expense over the expected life of the instrument using the interest method. FSP APB 14-1 is effective for financial statements

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We will adopt FSP APB 14-1 beginning in the first quarter of fiscal 2010, and this standard must be applied on a retrospective basis. We are evaluating the impact that the adoption of FSP APB 14-1 will have on our consolidated financial position and results of operations.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. This new consolidation method significantly changes the accounting for transactions with minority interest holders. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. We will adopt SFAS No. 160 beginning in the first quarter of fiscal 2010. We are evaluating the impact that the adoption of SFAS No. 160 will have on our consolidated financial position and results of operations.

2.	Restricted Cash and Restricted Investments

Restricted Cash.  Restricted cash represents amounts on deposit with financial institutions that are contractually designated for certain theatrical marketing obligations and collateral required under a revolving credit facility.

Restricted Investments.  Restricted investments represent amounts held in investments that are contractually designated for certain production obligations. At December 31, 2008, the Company held $7.0 million of restricted investments in United States Treasury Bills bearing an interest rate of 0.02%, maturing March 5, 2009. These investments are held as collateral for a production obligation pursuant to an escrow agreement.

At March 31, 2008, the Company held $7.0 million of a triple A rated taxable Student Auction Rate Security (“ARS”), at par value, issued by the Panhandle-Plains Higher Education Authority. These ARS were sold back to the issuer at par value resulting in no gain or loss.

Restricted investments as of December 31, 2008 and March 31, 2008 are set forth below:

	December 31, 2008
		Unrealized	Fair
	Cost	Gains (Losses)	Value
	(Amounts in thousands)

United States Treasury Bills	$7,000	$—	$7,000

	March 31, 2008
		Unrealized	Fair
	Cost	Gains (Losses)	Value
	(Amounts in thousands)

Auction rate — student loans	$7,000	$(73)	$6,927

Interest and dividend income earned on restricted investments during the three and nine months ended December 31, 2008 were $0.1 million and $0.2 million, respectively. Interest and dividend income earned on

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

restricted and other available-for-sale investments outstanding during the three and nine months ended December 31, 2007 were $2.0 million and $6.6 million, respectively.

3.	Investment in Films and Television Programs

	December 31,	March 31,
	2008	2008
	(Amounts in thousands)

Motion Picture Segment — Theatrical and Non-Theatrical Films
Released, net of accumulated amortization	$303,841	$218,898
Acquired libraries, net of accumulated amortization	65,701	80,674
Completed and not released	75,223	13,187
In progress	149,586	188,108
In development	8,761	6,513
Product inventory	50,227	33,147

	653,339	540,527

Television Segment — Direct-to-Television Programs
Released, net of accumulated amortization	80,133	55,196
In progress	23,714	12,608
In development	1,458	611

	105,305	68,415

	$758,644	$608,942

The following table sets forth acquired libraries that represent titles released three years prior to the date of acquisition, and amortized over their expected revenue stream from acquisition date up to 20 years:

		Total	Remaining	Unamortized Costs	Unamortized Costs
		Amortization	Amortization	December 31,	March 31,
Acquired Library	Acquisition Date	Period	Period	2008	2008
		(In years)		(Amounts in thousands)

Trimark	October 2000	20.00	11.75	$11,013	$12,318
Artisan	December 2003	20.00	15.00	51,088	58,533
Modern	August 2005	20.00	16.50	2,659	3,953
Lionsgate UK	October 2005	20.00	16.75	941	1,827
Mandate	September 2007	3.00	—	—	4,043

Total Acquired Libraries				$65,701	$80,674

The Company expects approximately 48% of completed films and television programs, net of accumulated amortization, will be amortized during the one-year period ending December 31, 2009. Additionally, the Company expects approximately 80% of completed and released films and television programs, net of accumulated amortization and excluding acquired libraries, will be amortized during the three-year period ending December 31, 2011.

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Goodwill

The changes in the carrying amount of goodwill by reporting segment in the nine months ended December 31, 2008 were as follows:

	Motion
	Pictures	Television	Total
	(Amounts in thousands)

Balance as of March 31, 2008	$210,570	$13,961	$224,531
Mandate Pictures, LLC	(318)	—	(318)

Balance as of December 31, 2008	$210,252	$13,961	$224,213

During the nine months ended December 31, 2008, goodwill decreased by $0.3 million due to changes in the estimated fair value of the assets acquired and liabilities assumed from the acquisition of Mandate Pictures, LLC.

5.	Other Assets

	December 31,	March 31,
	2008	2008
	(Amounts in thousands)

Deferred financing costs, net of accumulated amortization	$13,018	$7,200
Prepaid expenses and other	7,949	5,239
Loan receivables	32,587	3,382
Intangible assets	1,395	2,317
Equity method investments	33,350	23,434

	$88,299	$41,572

Deferred Financing Costs

Deferred financing costs primarily include costs incurred in connection with an amended credit facility (see Note 6) executed in July 2008 and the issuance of the 2.9375% Notes (as hereafter defined) and the 3.625% Notes (as hereafter defined) (see Note 8) that are deferred and amortized to interest expense. In December 2008, the Company repurchased $9.0 million of the 3.625% Notes for $5.3 million plus $0.1 million in accrued interest, resulting in a gain of $3.5 million. As a result of this repurchase, the Company wrote off an additional $0.1 million of deferred financing costs associated with the 3.625% Notes.

Loan Receivables

Loan receivables at December 31, 2008 consist of a $25.0 million collateralized note receivable plus $0.6 million of accrued interest from a third party producer, and a $6.8 million note receivable and $0.2 million of accrued interest from NextPoint, Inc. (“Break.com”), an equity method investee, as described below. At March 31, 2008, loan receivables consisted of note receivables, including accrued interest, of $3.4 million from Break.com.

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible Assets

Intangible assets consist primarily of trademarks and distribution agreements. The composition of the Company’s acquired intangible assets and the associated accumulated amortization is as follows as of December 31, 2008 and March 31, 2008:

	Weighted
	Average	December 31, 2008			March 31, 2008
	Remaining	Gross		Net	Gross		Net
	Life in	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Years	Amount	Amortization	Amount	Amount	Amortization	Amount
		(Amounts in thousands)

Intangible assets:
Trademarks	4	$1,600	$450	$1,150	$1,625	$200	$1,425
Distribution agreements	2	922	677	245	1,273	454	819
Music license	—	1,304	1,304	—	1,304	1,231	73

Total intangible assets		$3,826	$2,431	$1,395	$4,202	$1,885	$2,317

The aggregate amount of amortization expense associated with the Company’s intangible assets for the three- and nine-month periods ending December 31, 2008 was approximately $0.2 million and $0.8 million, respectively. Estimated amortization expense for each of the years ending March 31, 2009 through 2014 is approximately $0.2 million, $0.5 million, $0.3 million, $0.3 million, $0.1 million and nil, respectively.

Equity Method Investments

The carrying amount of significant equity method investments at December 31, 2008 and March 31, 2008 were as follows:

	December 31,	March 31,
	2008	2008
	(Amounts in thousands)

Horror Entertainment, LLC (“FEARnet”)	$2,386	$789
NextPoint, Inc. (“Break.com”)	18,725	19,979
Roadside Attractions, LLC	1,957	2,201
Studio 3 Partners, LLC (“EPIX”)	9,946	—
Elevation Sales Limited	336	465

	$33,350	$23,434

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Equity interests in equity method investments in our unaudited condensed consolidated statements of operations represent our portion of the income or loss of our equity method investees based on our percentage ownership. Equity losses in equity method investments for the three and nine months ended December 31, 2008 and 2007 were as follows:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,
	2008	2007	2008	2007
	(Amounts in thousands)

Maple Pictures Corp.	$—	$—	$—	$(71)
Horror Entertainment, LLC (“FEARnet”)	(1,373)	(1,281)	(3,783)	(3,199)
NextPoint, Inc. (“Break.com”)	(208)	21	(1,354)	16
Roadside Attractions, LLC	134	(16)	(244)	(16)
Studio 3 Partners, LLC (“EPIX”)	(248)	—	(460)	—
Elevation Sales Limited	—	28	—	28

	$(1,695)	$(1,248)	$(5,841)	$(3,242)

Maple Pictures Corp.  Represents the Company’s interest in Maple Pictures Corp. (“Maple Pictures”), a motion picture, television and home entertainment distributor in Canada. Maple Pictures was formed by a director of the Company, a former Lionsgate executive and a third-party equity investor. Through July 17, 2007, the Company owned 10% of the common shares of Maple Pictures and accounted for its investment in Maple Pictures under the equity method of accounting. Accordingly, during the nine months ended December 31, 2007, the Company recorded 10% of the loss incurred by Maple Pictures through July 17, 2007. On July 18, 2007, Maple Pictures repurchased all of the outstanding shares held by a third party investor, which increased the Company’s ownership of Maple Pictures, requiring the Company to consolidate Maple Pictures for financial reporting purposes beginning on July 18, 2007. Accordingly, the results of operations of Maple Pictures are reflected in the Company’s consolidated results since July 18, 2007.

Horror Entertainment, LLC.  Represents the Company’s 33.33% interest in Horror Entertainment, LLC (“FEARnet”), a multiplatform programming and content service provider of horror genre films operating under the branding of “FEARnet”. The Company entered into a five-year license agreement with FEARnet for U.S. territories and possessions whereby the Company will license content to FEARnet for video-on-demand and broadband exhibition. The Company made capital contributions to FEARnet of $5.0 million in October 2006, $2.6 million in July 2007, $2.5 million in April 2008, and $2.9 million in October 2008. As of December 31, 2008, the Company has a remaining commitment for additional capital contributions totaling $0.3 million, which is expected to be funded by March 31, 2009. Under certain circumstances, if the Company defaults on any of its funding obligations, the Company could forfeit its equity interest in FEARnet and its license agreement with FEARnet could be terminated. The Company is recording its share of the FEARnet results on a one quarter lag and, accordingly, during the nine months ended December 31, 2008, the Company recorded 33.33% of the loss incurred by FEARnet through September 30, 2008.

NextPoint, Inc.  Represents the Company’s 42% equity interest or 21,000,000 share ownership of the Series B Preferred Stock of NextPoint, Inc. (“Break.com”), an online home entertainment service provider operating under the branding of “Break.com”. The interest was acquired on June 29, 2007 for an aggregate purchase price of $21.4 million which included $0.5 million of transaction costs, by issuing 1,890,189 of the Company’s common shares. The value assigned to the shares for purposes of recording the investment of $20.9 million was based on the average price of the Company’s common shares a few days prior and subsequent to the date of the closing of the acquisition. The Company has a call option which is exercisable at any time from June 29, 2007 until the earlier of (i) 30 months after June 29, 2007 or (ii) one year after a change of control, as narrowly defined, to purchase all of the

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

remaining 58% equity interests (excluding any subsequent dilutive events) of Break.com, including in-the-money stock options, warrants and other rights of Break.com for $58.0 million in cash or common stock, at the Company’s option. The estimated initial cost of the call option was $1.2 million and is included within the investment balance. This call option is accounted for at cost and is evaluated for other than temporary impairment each reporting period. The Company is recording its share of the Break.com results on a one quarter lag and, accordingly, during the nine months ended December 31, 2008, the Company recorded 42% of the loss incurred by Break.com through September 30, 2008.

Roadside Attractions, LLC.  Represents the Company’s 43% equity interest acquired on July 26, 2007 in Roadside Attractions, LLC (“Roadside”), an independent theatrical releasing company. The Company has a call option which is exercisable for a period of 90 days commencing on the receipt of certain audited financial statements for the three years ended July 26, 2010, to purchase all of the remaining 57% equity interests of Roadside, at a price representative of the then fair value of the remaining interest. The estimated initial cost of the call option is de minimus since the option price is designed to be representative of the then fair value and is included within the investment balance. The Company is recording its share of the Roadside results on a one quarter lag and, accordingly, during the nine months ended December 31, 2008, the Company recorded 43% of the loss incurred by Roadside through September 30, 2008.

Elevation Sales Limited.  Represents the Company’s 50% equity interest in Elevation Sales Limited (“Elevation”), a UK based home entertainment distributor. At December 31, 2008, the Company was owed $12.7 million in account receivables from Elevation (March 31, 2008 — $29.0 million). The amounts receivable from Elevation represent amounts due to our wholly-owned subsidiary, Lions Gate UK Limited (“Lionsgate UK”), located in the United Kingdom, for accounts receivable arising from the sale and rental of DVD products. The credit period extended to Elevation is 60 days.

Studio 3 Partners, LLC (“EPIX”).  In April 2008, the Company formed a joint venture with Viacom Inc. (“Viacom”), its Paramount Pictures unit (“Paramount Pictures”) and Metro-Goldwyn-Mayer Studios Inc. (“MGM”) to create a premium television channel and subscription video-on-demand service named “EPIX”. The new venture will have access to the Company’s titles released theatrically on or after January 1, 2009. Viacom will provide operational support to the venture, including marketing and affiliate services through its MTV Networks division. Upon its expected launch in the fall of 2009, the joint venture will provide the Company with an additional platform to distribute its library of motion picture titles and television episodes and programs. Currently, the Company has invested $10.3 million as of December 31, 2008, which represents 28.57% or its proportionate share of investment in the joint venture. The Company has a mandatory commitment of $31.4 million increasing to $42.9 million if certain performance targets are achieved. The Company is recording its share of the joint venture results on a one quarter lag and, accordingly, during the nine months ended December 31, 2008, the Company recorded 28.57% of the loss incurred by the joint venture through September 30, 2008.

6.	Bank Loans

In July 2008, the Company entered into an amended credit facility which provides for a $340 million secured revolving credit facility, of which $30 million may be utilized by two of the Company’s wholly owned foreign subsidiaries. The amended credit facility expires July 25, 2013 and bears interest at 2.25% over the “Adjusted LIBOR” rate. At December 31, 2008, the Company had no borrowings (March 31, 2008 — nil) under the credit facility. The availability of funds under the credit facility is limited by a borrowing base and also reduced by outstanding letters of credit, which amounted to $22.7 million at December 31, 2008. At December 31, 2008, there was $317.3 million available under the amended credit facility. The Company is required to pay a monthly commitment fee based upon 0.50% per annum on the total credit facility of $340 million less the amount drawn. This amended credit facility amends and restates the Company’s original $215 million credit facility. Obligations under the credit facility are secured by collateral (as defined in the credit agreement) granted by the Company and certain subsidiaries of the Company, as well as a pledge of equity interests in certain of the Company’s subsidiaries.

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

7.	Film and Production Obligations and Participation and Residuals

	December 31,	March 31,
	2008	2008
	(Amounts in thousands)

Film obligations(1)	$88,124	$29,905
Production obligations(2)	209,019	248,111

Total film and production obligations	297,143	278,016
Less film and production obligations expected to be paid within one year	(120,607)	(193,699)

Film and production obligations expected to be paid after one year	$176,536	$84,317

Participation and residuals	$409,419	$385,846

(1)	Film obligations include minimum guarantees, which represent amounts payable for film rights that the Company has acquired and theatrical marketing obligations, which represent amounts that are contractually committed for theatrical marketing expenditures associated with specific films.

(2)	Production obligations represent amounts payable for the cost incurred for the production of film and television programs that the Company produces which, in some cases, are financed over periods exceeding one year. Production obligations have contractual repayment dates either at or near the expected completion date, with the exception of certain obligations containing repayment dates on a longer term basis. Production obligations of $116.6 million incur interest at rates ranging from 1.94% to 4.25%, and approximately $83.7 million of production obligations are non-interest bearing. Also included in production obligations is $8.8 million in long term production obligations with an interest rate of 2.5% that is part of a $66.0 million funding agreement with the State of Pennsylvania, as more fully described below.

On April 9, 2008, the Company entered into a loan agreement with the Pennsylvania Regional Center, which provides for the availability of production loans up to $66,000,000 on a five year term for use in film and television productions in the State of Pennsylvania. The amount that can be borrowed is generally limited to approximately one half of the qualified production costs incurred in the State of Pennsylvania through the two year period ended April 2010, and is subject to certain other limitations. Under the terms of the loan, for every dollar borrowed, the Company’s production companies are required (within a two year period) to either create a specified number of jobs, or spend a specified amount in certain geographic regions in the State of Pennsylvania. Amounts borrowed under the agreement carry an interest rate of 2.5%, which is payable semi-annually, and the principal amount is due on the five-year anniversary date of the first borrowing under the agreement (i.e., April 2013). The loan is secured by a first priority security interest in the Company’s film library pursuant to an intercreditor agreement with the Company’s senior lender under the Company’s revolving credit facility. Pursuant to the terms of the Company’s credit facility, the Company is required to maintain a balance equal to the loans outstanding plus 5% under this facility in a bank account with the Company’s senior lender under the Company’s credit facility. Accordingly, included in restricted cash is $9.2 million (on deposit with our senior lenders), related to amounts received under the Pennsylvania agreement.

The Company expects approximately 73% of accrued participations and residuals will be paid during the one-year period ending December 31, 2009.

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Theatrical Slate Participation

On May 25, 2007, the Company closed a theatrical slate participation arrangement, as amended on January 30, 2008. Under this arrangement, Pride Pictures, LLC (“Pride”), an unrelated entity, would participate in, generally, 50% of the Company’s production, acquisition, marketing and distribution costs of theatrical feature films up to an aggregate of approximately $196 million, net of transaction costs. The funds available from Pride were generated from the issuance by Pride of $35 million of subordinated debt instruments, $35 million of equity and $134 million from a senior revolving credit facility, which is subject to a borrowing base. The borrowing base calculation is generally based on 90% of the estimated ultimate amounts due to Pride on previously released films, as defined in the applicable agreements. The Company is not a party to the Pride debt obligations or their senior credit facility, and provides no guarantee of repayment of these obligations. The percentage of the contribution could vary on certain pictures. Pride participated in a pro rata portion of the pictures’ net profits or losses similar to a co-production arrangement based on the portion of costs funded. The Company continues to distribute the pictures covered by the arrangement with a portion of net profits after all costs and the Company’s distribution fee being distributed to Pride based on their pro rata contribution to the applicable costs similar to a back-end participation on a film.

Amounts provided from Pride are reflected as a participation liability. The difference between the ultimate participation expected to be paid to Pride and the amount provided by Pride is amortized as a charge to or a reduction of participation expense under the individual film forecast method. At December 31, 2008, $123.5 million (March 31, 2008, $134.3 million) was payable to Pride and is included in the participation liability in the unaudited condensed consolidated balance sheet. The administrative agent for the senior lenders under Pride’s senior credit facility has taken the position that the senior lenders no longer have an obligation to continue to fund under the senior credit facility because the conditions precedent to funding set forth in the senior credit facility cannot be satisfied. The representative for the Pride equity and the Pride mezzanine investors have not yet taken a position as to the validity of the administrative agent’s assertion, and until this is resolved, all parties have reserved their respective rights. As a consequence, Pride did not purchase the pictures The Spirit or My Bloody Valentine 3-D and it is unknown whether Pride will purchase any additional pictures.

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

Amounts provided from SGF are reflected as a participation liability. The difference between the ultimate participation expected to be paid to SGF and the amount provided by SGF is amortized as a charge to or a reduction of participation expense under the individual film forecast method. At December 31, 2008, $6.1 million (March 31, 2008, $9.3 million) was payable to SGF and is included in the participation liability in the unaudited condensed consolidated balance sheet, and $124.5 million was available to be provided by SGF under the terms of the arrangement.

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Subordinated Notes and Other Financing Obligations

The following table sets forth the subordinated notes and other financing obligations outstanding at December 31, 2008 and March 31, 2008:

	December 31,	March 31,
	2008	2008
	(Amounts in thousands)

2.9375% Convertible Senior Subordinated Notes	$150,000	$150,000
3.625% Convertible Senior Subordinated Notes	166,000	175,000
Other Financing Obligations	3,718	3,718

	$319,718	$328,718

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

In December 2008, the Company repurchased $9.0 million of the 3.625% Notes for $5.3 million plus $0.1 million in accrued interest, resulting in a gain of $3.5 million. As a result of this repurchase, the Company wrote off an additional $0.1 million of deferred financing costs associated with the 3.625% Notes.

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

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

•	80% of the earnings of certain films for the longer of five years from the closing or five years from the release of the pictures, plus

•	20% of the earnings of certain pictures which commence principal photography within five years from the closing date for a period up to ten years, plus

•	certain fees designated for derivative works which commence principal photography within seven years of the initial release of the original picture.

The Hurdle Amount is the purchase price of approximately $56 million plus an interest cost accruing until such hurdle is reached, and certain other costs the Company agreed to pay in connection with the acquisition. Accordingly, the additional consideration is the total of the above in excess of the Hurdle Amount. As of December 31, 2008, the total earnings and fees from identified projects in process are not projected to reach the Hurdle Amount. However, as additional projects are identified in the future and current projects are released in the market place, the total projected earnings and fees from these projects could increase causing additional payments to the sellers to become payable.

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

Acquisition of Debmar-Mercury LLC

On July 3, 2006, the Company acquired all of the capital stock of Debmar-Mercury, LLC (“Debmar-Mercury”), a leading syndicator of film and television packages. Consideration for the Debmar-Mercury acquisition was $27.0 million, comprised of a combination of $24.5 million in cash paid on July 3, 2006 and $2.5 million in common shares of the Company issued in January 2008, and assumed liabilities of $10.5 million. Goodwill of $8.7 million resulted from the excess of the purchase price over the fair value of the net identifiable tangible and intangible assets acquired.

Pursuant to the purchase agreement, if the aggregate earnings before interest, taxes, depreciation and amortization adjusted to add back 20% of the overhead expense (“Adjusted EBITDA”) of Debmar-Mercury for the five year period ending after the closing date exceeds the target amount, then up to 40% of the excess Adjusted EBITDA over the target amount is payable as additional consideration. The percentage payable of the excess Adjusted EBITDA over the target amount ranges from 20% of such excess up to an excess of $3 million, 25% of such excess over $3 million and less than $6 million, 30% of such excess over $6 million and less than $10 million and 40% of such excess over $10 million. The target amount is $32.2 million plus adjustments for interest on certain funding provided by the Company and adjustments for certain overhead and other items. If the Adjusted EBITDA of Debmar-Mercury is proportionately on track to exceed the target amount after three years from the date of closing, the Company will pay a recoupable advance against the five-year payment.

In addition, up to 40% (percentage is determined based on how much the cumulative Adjusted EBITDA exceeds the target amount) of Adjusted EBITDA of Debmar-Mercury generated subsequent to the five-year period from the assets existing as of the fifth anniversary date of the close is also payable as additional consideration on a quarterly basis (the “Continuing Earnout Payment”), unless the substitute earnout option is exercised by either the

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

seller or the Company. The substitute earnout option is only available if the aggregate Adjusted EBITDA for the five year period ending after the closing date exceeds the target amount. Under the substitute earnout option, the seller can elect to receive an amount equal to $2.5 million in lieu of the Continuing Earnout Payments and the Company can elect to pay an amount equal to $15 million in lieu of the Continuing Earnout Payments.

Amounts paid, if any, under the above additional consideration provisions will be recorded as additional goodwill.

10.	Direct Operating Expenses

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,
	2008	2007	2008	2007
	(Amounts in thousands)

Amortization of films and television programs	$128,871	$78,263	$315,614	$255,157
Participation and residual expense	86,728	61,460	245,735	156,011
Amortization of acquired intangible assets	201	373	760	698
Other expenses	2,852	(45)	4,412	(422)

	$218,652	$140,051	$566,521	$411,444

Other expenses consist of the provision (benefit) for doubtful accounts and foreign exchange gains and losses for the three and nine months ended December 31, 2008 and 2007, and were as follows:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,
	2008	2007	2008	2007
	(Amounts in thousands)

Other expenses:
Provision (benefit) for doubtful accounts	$1,591	$(39)	$1,813	$7
Foreign exchange losses (gains)	1,261	(6)	2,599	(429)

	$2,852	$(45)	$4,412	$(422)

11.	Comprehensive Income (Loss)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,
	2008	2007	2008	2007
	(Amounts in thousands)

Net income (loss)	$(93,420)	$7,314	$(134,420)	$(103,807)
Add (Deduct): Foreign currency translation adjustments	(6,954)	119	(10,834)	2,618
Add (Deduct): Net unrealized gain (loss) on foreign exchange contracts	103	(26)	115	—
Add (Deduct): Unrealized gain (loss) on investments — available for sale	—	(387)	73	(218)

Comprehensive income (loss)	$(100,271)	$7,020	$(145,066)	$(101,407)

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Income (Loss) Per Share and Treasury Shares

The Company calculates income (loss) per share in accordance with SFAS No. 128, Earnings Per Share. Basic income (loss) per share is calculated based on the weighted average common shares outstanding for the period. Basic income (loss) per share for the three and nine months ended December 31, 2008 and 2007 is presented below:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,
	2008	2007	2008	2007
	(Amounts in thousands)

Basic Net Income (Loss) Per Common Share:
Numerator:
Net income (loss)	$(93,420)	$7,314	$(134,420)	$(103,807)

Denominator:
Weighted average common shares outstanding	115,765	118,921	117,018	118,399

Basic Net Income (Loss) Per Common Share	$(0.81)	$0.06	$(1.15)	$(0.88)

Diluted net income (loss) per common share reflects the potential dilutive effect, if any, of the 2.9375% Notes and the 3.625% Notes sold by the Company in October 2004 and February 2005, respectively, under the “if converted” method, the share purchase options and restricted share units using the treasury stock method when dilutive, and any contingently issuable shares. For the nine months ended December 31, 2008, the 12,182,824 and 13,043,475 weighted average shares issuable on the potential conversion of the 3.625% Notes and the 2.9375% Notes, respectively, 452,768 equivalent shares of stock options, and 429,939 restricted share units were excluded from diluted loss per common share for the period because their inclusion would have had an anti-dilutive effect. For the nine months ended December 31, 2007, the 12,252,328 and 13,043,475 weighted average shares issuable on the potential conversion of the 3.625% Notes and the 2.9375% Notes, respectively, 1,725,591 equivalent shares of stock options, and 494,861 restricted share units were excluded from diluted loss per common share for the period because their inclusion would have had an anti-dilutive effect. For the three months ended December 31, 2008, the 12,044,571 and 13,043,475 weighted average shares issuable on the potential conversion of the 3.625% Notes and the 2.9375% Notes, respectively, 15,258 equivalent shares of stock options, and 143,332 restricted share units were excluded from diluted loss per common share for the period because their inclusion would have had an anti-dilutive effect. Additionally, the 12,252,328 and 13,043,475 weighted average shares issuable on the potential conversion of the 3.625% Notes and the 2.9375% Notes, respectively, are not included in diluted income per share for the three months ended December 31, 2007 as their effect is anti-dilutive. Diluted net

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

income (loss) per common share for the three and nine months ended December 31, 2008 and 2007 is presented below:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,
	2008	2007	2008	2007
	(Amounts in thousands)

Diluted Net Income (Loss) Per Common Share:
Numerator:
Net income (loss)	$(93,420)	$7,314	$(134,420)	$(103,807)

Add:
Interest on convertible Notes, net of tax	—	—	—	—
Amortization of deferred financing costs, net of tax	—	—	—	—

Numerator for Diluted Net Income (Loss) Per Common Share	$(93,420)	$7,314	$(134,420)	$(103,807)

Denominator:
Weighted average common shares outstanding	115,765	118,921	117,018	118,399
Effect of dilutive securities:
Conversion of Notes	—	—	—	—
Share purchase options	—	858	—	—
Restricted share units	—	518	—	—
Contingently issuable shares	—	—	—	—

Adjusted weighted average common shares outstanding	115,765	120,297	117,018	118,399

Diluted Net Income (Loss) Per Common Share	$(0.81)	$0.06	$(1.15)	$(0.88)

The Company had 500,000,000 authorized common shares at December 31, 2008 and March 31, 2008. The table below outlines common shares reserved for future issuance:

	December 31,	March 31,
	2008	2008
	(Amounts in thousands)

Stock options outstanding	4,011	5,137
Restricted share units — unvested	2,636	2,325
Share purchase options and restricted share units available for future issuance	5,154	6,859
Shares issuable upon conversion of 2.9375% Notes at conversion price of $11.50 per share	13,043	13,043
Shares issuable upon conversion of 3.625% Notes at conversion price of $14.28 per share	11,622	12,252

Shares reserved for future issuance	36,466	39,616

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s Board of Directors has authorized the repurchase of up to $150 million of the Company’s common shares, with the timing, price, quantity, and manner of the purchases to be made at the discretion of management, depending upon market conditions. During the period from the authorization date through December 31, 2008, 6,787,310 shares have been repurchased pursuant to the plan at a cost of approximately $65.2 million, including commission costs. During the three and nine months ended December 31, 2008, 38,400 and 4,588,675 shares, respectively, have been repurchased pursuant to the plan at a cost of approximately $0.2 million and $45.0 million, respectively. The share repurchase program has no expiration date. The shares repurchased under the stock repurchase program are included in treasury shares in the accompanying unaudited condensed consolidated balance sheets and statements of shareholders’ equity.

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

The fair value of each option award is estimated on the date of grant using a closed-form option valuation model (Black-Scholes) based on the assumptions noted in the following table. Expected volatilities are based on implied volatilities from traded options on the Company’s stock, historical volatility of the Company’s stock and other factors. The expected term of options granted represents the period of time that options granted are expected to be outstanding. The weighted-average grant-date fair values for options granted during the nine months ended December 31, 2008 and 2007 was $3.06 and $4.17, respectively. The following table represents the assumptions used in the Black-Scholes option-pricing model for stock options granted during the nine months ended December 31, 2008 and 2007:

	Nine Months	Nine Months
	Ended	Ended
	December 31,	December 31,
	2008	2007

Risk-free interest rate	2.7%	4.1% - 4.8%
Expected option lives (in years)	5.0 years	5.6 to 6.5 years
Expected volatility for options	31%	31%
Expected dividend yield	0%	0%

The Company recognized the following share-based compensation expense (benefit) during the three and nine months ended December 31, 2008 and 2007:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
	(Amounts in thousands)

Compensation Expense (Benefit):
Stock Options	$800	$897	$2,399	$2,533
Restricted Share Units	3,265	2,490	9,182	7,532
Stock Appreciation Rights	(2,654)	(890)	(3,300)	(1,899)

Total	$1,411	$2,497	$8,281	$8,166

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

There was no income tax benefit recognized in the statements of operations for share-based compensation arrangements during the three and nine months ended December 31, 2008 and 2007.

Stock Options

A summary of option activity as of December 31, 2008 and changes during the nine months then ended is presented below:

					Weighted	Aggregate
				Weighted-	Average	Intrinsic
			Total	Average	Remaining	Value as of
	Number of	Number of	Number of	Exercise	Contractual	December 31,
Options:	Shares(1)	Shares(2)	Shares	Price	Term in Years	2008

Outstanding at March 31, 2008	4,537,363	600,000	5,137,363	$8.32
Granted	—	—	—	—
Exercised	(123,416)	—	(123,416)	6.68
Forfeited or expired	(20,334)	—	(20,334)	2.93

Outstanding at June 30, 2008	4,393,613	600,000	4,993,613	$8.39

Granted	5,000	—	5,000	9.53
Exercised	(986,734)	—	(986,734)	3.25
Forfeited or expired	—	—	—	—

Outstanding at September 30, 2008	3,411,879	600,000	4,011,879	$9.65

Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited or expired	(1,167)	—	(1,167)	6.51

Outstanding at December 31, 2008	3,410,712	600,000	4,010,712	$9.65	6.53	$42,894

Outstanding as of December 31, 2008, vested or expected to vest in the future	3,408,879	600,000	4,008,879	$9.65	6.53	$42,894

Exercisable at December 31, 2008	1,988,628	100,000	2,088,628	$9.39	5.10	$42,894

(1)	Issued under our long-term incentive plans.

(2)	On September 10, 2007, in connection with the acquisition of Mandate Pictures (see Note 9), two executives entered into employment agreements with Lions Gate Films, Inc., a wholly-owned subsidiary of the Company. Pursuant to the employment agreements, the executives were granted an aggregate of 600,000 stock options, which vest over a three- to five-year period. The options were granted outside of our long-term incentive plans.

The total intrinsic value of options exercised as of each exercise date during the three and nine months ended December 31, 2008 were nil and $7.1 million, respectively (2007 — $0.1 million and $11.9 million, respectively).

During the nine months ended December 31, 2008, 234,982 shares were cancelled to fund withholding tax obligations upon exercise.

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Share Units

A summary of the status of the Company’s restricted share units as of December 31, 2008, and changes during the nine months then ended is presented below:

			Total	Weighted Average
	Number of	Number of	Number of	Grant Date Fair
Restricted Share Units:	Shares(1)	Shares(2)	Shares	Value

Outstanding at March 31, 2008	2,037,125	287,500	2,324,625	$10.09
Granted	294,875	—	294,875	9.89
Vested	(332,331)	—	(332,331)	10.80
Forfeited	(1,791)	—	(1,791)	10.67

Outstanding at June 30, 2008	1,997,878	287,500	2,285,378	$9.96

Granted	489,042	105,000	594,042	10.04
Vested	(360,622)	(8,333)	(368,955)	9.70
Forfeited	(5,333)	—	(5,333)	9.66

Outstanding at September 30, 2008	2,120,965	384,167	2,505,132	$10.02

Granted	283,106	—	283,106	6.65
Vested	(135,115)	—	(135,115)	10.47
Forfeited	(16,748)	—	(16,748)	9.37

Outstanding at December 31, 2008	2,252,208	384,167	2,636,375	$9.64

(1)	Issued under our long-term incentive plans.

(1)	On September 10, 2007, in connection with the acquisition of Mandate Pictures (see Note 9), two executives entered into employment agreements with Lions Gate Films, Inc. Pursuant to the employment agreements, the executives were granted an aggregate of 287,500 restricted share units, which vest over a three- to five-year period, based on continued employment and 262,500 restricted share units, which vest over a five-year period, subject to the satisfaction of certain annual performance targets. The restricted share units were granted outside of our long-term incentive plans.

The fair values of restricted share units are determined based on the market value of the shares on the date of grant.

The following table summarizes the total remaining unrecognized compensation cost as of December 31, 2008 related to non-vested stock options and restricted share units and the weighted average remaining years over which the cost will be recognized:

	Total	Weighted
	Unrecognized	Average
	Compensation	Remaining
	Cost	Years
	(Amounts in thousands)

Stock Options	$6,449	2.1
Restricted Share Units	17,444	1.9

Total	$23,893

Under the Company’s two stock option and long term incentive plans, the Company withholds shares to satisfy certain statutory federal, state and local tax withholding obligations arising from the vesting of restricted share units. During the nine months ended December 31, 2008, 208,025 shares were withheld upon the vesting of restricted share units.

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company becomes entitled to an income tax deduction in an amount equal to the taxable income reported by the holders of the stock options and restricted share units when vesting or exercise occurs, the restrictions are released and the shares are issued. Restricted share units are forfeited if the employees terminate prior to vesting.

Stock Appreciation Rights

On February 2, 2004, an officer of the Company was granted 1,000,000 stock appreciation rights (“SARs”), which entitles the officer to receive cash equal to the amount by which the trading price of the Company’s common shares on the exercise notice date exceeds the SARs’ price of $5.20 multiplied by the number of SARs exercised. These SARs are not considered part of the Company’s stock option and long term incentive plans. The Company measures compensation expense based on the fair value of the SARs, which is determined by using the Black-Scholes option-pricing model at each reporting date. For the three and nine months ended December 31, 2008, the following assumptions were used in the Black-Scholes option-pricing model: Volatility of 103.7%, Risk Free Rate of 0.11%, Expected Term of 0.1 years, and Dividend of 0%. At December 31, 2008, the market price of the Company’s common shares was $5.50, the weighted average fair value of the SARs was $0.82, and all 1,000,000 of the SARs had vested. Due to the decrease in the market price of its common shares during the quarter, the Company recorded a stock-based compensation benefit in the amount of $2.7 million and $3.3 million in general and administration expenses in the unaudited condensed consolidated statements of operations for the three and nine months ended December 31, 2008, respectively (2007 — decrease of expense of $0.9 million and $1.9 million, respectively). The compensation benefit amount in the period is calculated by using the fair value of the SARs, multiplied by the remaining 850,000 SARs which have fully vested (150,000 SARs were previously exercised and expensed). At December 31, 2008, the Company has a stock-based compensation liability accrual in the amount of $0.7 million (March 31, 2008 — $4.0 million) included in accounts payable and accrued liabilities on the unaudited condensed consolidated balance sheets relating to these SARs.

During the nine months ended December 31, 2008, a non-employee was granted 250,000 SARs with an exercise price of $11.16, which entitles the non-employee to receive cash equal to the amount by which the trading price of common shares on the exercise notice date exceeds the SARs’ price of $11.16 multiplied by the number of SARs exercised. The SARs vest over a four-year period. The Company measures compensation cost based on the fair value of the SARs, which is determined by using the Black-Scholes option-pricing model at each reporting date. For the nine months ended December 31, 2008, the following assumptions were used in the Black-Scholes option-pricing model: Volatility of 40%, Risk Free Rate of 1.0%, Expected Remaining Term of 3.5 years, and Dividend of 0%. At December 31, 2008, the market price of the Company’s common shares was $5.50 and the weighted average fair value of the SARs was $0.55. In connection with these SARs, the Company recorded a stock-based compensation expense in the amount of $0.1 million included in direct operating expenses in the unaudited condensed consolidated statements of operations for the nine months ended December 31, 2008. At December 31, 2008, the Company has a stock-based compensation liability accrual in the amount of $0.1 million (March 31, 2008 — nil) included in accounts payable and accrued liabilities on the unaudited condensed consolidated balance sheets relating to these SARs.

During the nine months ended December 31, 2008, a non-employee was granted 750,000 SARs with exercise price of $9.56, which entitles the non-employee to receive cash equal to the amount by which the trading price of common shares on the exercise notice date exceeds the SARs’ price of $9.56 multiplied by the number of SARs exercised. The SARs vest over a three-year period based on the commencement of principal photography of certain production of motion pictures. The Company measures compensation cost based on the fair value of the SARs, which is determined by using the Black-Scholes option-pricing model at each reporting date. For the nine months ended December 31, 2008, the following assumptions were used in the Black-Scholes option-pricing model: Volatility of 40%, Risk Free Rate of 1.6%, Expected Remaining Term of 4.5 years, and Dividend of 0%. At December 31, 2008, the market price of the Company’s common shares was $5.50, the weighted average fair value of the SARs was $1.01. The Company recorded a portion of the fair value of the SARs, which represents the progress towards commencement of principal photography of the first production, of $0.1 million in investment in films and television programs on the unaudited condensed consolidated balance sheets. At December 31, 2008, the Company has a stock-based compensation liability accrual in the amount of $0.1 million (March 31, 2008 — nil) included in accounts payable and accrued liabilities on the unaudited condensed consolidated balance sheets relating to these SARs.

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Segment Information

SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, requires the Company to make certain disclosures about each reportable segment. The Company’s reportable segments are determined based on the distinct nature of their operations and each segment is a strategic business unit that offers different products and services and is managed separately. The Company evaluates performance of each segment using segment profit (loss) as defined below. The Company has two reportable business segments: Motion Pictures and Television.

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

Segmented information by business unit is as follows:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,
	2008	2007	2008	2007
	(Amounts in thousands)

Segment revenues
Motion Pictures	$254,861	$260,967	$824,391	$673,422
Television	69,166	38,041	178,813	176,072

	$324,027	$299,008	$1,003,204	$849,494

Direct operating expenses
Motion Pictures	$164,566	$107,928	$423,075	$253,654
Television	54,086	32,123	143,446	157,790

	$218,652	$140,051	$566,521	$411,444

Distribution and marketing
Motion Pictures	$164,756	$115,273	$441,652	$440,894
Television	5,644	4,542	17,130	11,615

	$170,400	$119,815	$458,782	$452,509

General and administration
Motion Pictures	$11,593	$10,961	$36,468	$29,493
Television	3,135	1,688	8,463	4,566

	$14,728	$12,649	$44,931	$34,059

Segment profit (loss)
Motion Pictures	$(86,054)	$26,805	$(76,804)	$(50,619)
Television	6,301	(312)	9,774	2,101

	$(79,753)	$26,493	$(67,030)	$(48,518)

Acquisition of investment in films and television programs
Motion Pictures	$123,312	$133,313	$325,072	$282,492
Television	22,820	5,749	146,236	115,281

	$146,132	$139,062	$471,308	$397,773

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Purchases of property and equipment amounted to $0.7 million and $6.5 million for the three and nine months ended December 31, 2008, respectively, and nil and $2.7 million for the three and nine months ended December 31, 2007, respectively, all primarily pertaining to purchases for the Company’s corporate headquarters.

Segment profit (loss) is defined as segment revenue less segment direct operating, distribution and marketing, and general and administration expenses. The reconciliation of total segment profit (loss) to the Company’s income (loss) before income taxes is as follows:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,
	2008	2007	2008	2007
	(Amounts in thousands)

Company’s total segment profit (loss)	$(79,753)	$26,493	$(67,030)	$(48,518)
Less:
Corporate general and administration	(12,744)	(14,857)	(51,449)	(46,658)
Depreciation	(1,374)	(954)	(3,616)	(2,900)
Interest expense	(4,302)	(4,085)	(13,803)	(12,170)
Interest and other income	860	2,510	5,062	8,948
Gain on sale of equity securities	—	83	—	2,868
Gain on extinguishment of debt	3,549	—	3,549	—
Equity interests loss	(1,695)	(1,248)	(5,841)	(3,242)

Income (loss) before income taxes	$(95,459)	$7,942	$(133,128)	$(101,672)

The following table sets forth significant assets as broken down by segment and other unallocated assets as of December 31, 2008 and March 31, 2008:

	December 31, 2008			March 31, 2008
	Motion			Motion
	Pictures	Television	Total	Pictures	Television	Total
	(Amounts in thousands)

Significant assets by segment
Accounts receivable	$104,554	$74,091	$178,645	$193,810	$66,474	$260,284
Investment in films and television programs	653,339	105,305	758,644	540,527	68,415	608,942
Goodwill	210,252	13,961	224,213	210,570	13,961	224,531

	$968,145	$193,357	$1,161,502	$944,907	$148,850	$1,093,757

Other unallocated assets (primarily cash and restricted investments)			259,579			444,001

Total assets			$1,421,081			$1,537,758

15.	Contingencies

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Consolidating Financial Information

In October 2004, the Company sold $150.0 million of the 2.9375% Notes through LGEI. The 2.9375% Notes, by their terms, are fully and unconditionally guaranteed by the Company.

In February 2005, the Company sold $175.0 million of the 3.625% Notes through LGEI. The 3.625% Notes, by their terms, are fully and unconditionally guaranteed by the Company.

The following tables present unaudited condensed consolidating financial information as of December 31, 2008 and March 31, 2008, and for the nine months ended December 31, 2008 and 2007 for (1) the Company, on a stand-alone basis, (2) LGEI, on a stand-alone basis, (3) the non-guarantor subsidiaries of the Company (including the subsidiaries of LGEI), on a combined basis (collectively, the “Other Subsidiaries”) and (4) the Company, on a consolidated basis.

	As of December 31, 2008
	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated
	(Amounts in thousands)

BALANCE SHEET
Assets
Cash and cash equivalents	$10,724	$87,235	$32,754	$—	$130,713
Restricted cash	—	17,000	—	—	17,000
Restricted investments	—	7,000	—	—	7,000
Accounts receivable, net	121	1,230	177,294	—	178,645
Investment in films and television programs	66	6,749	751,888	(59)	758,644
Property and equipment	—	15,417	1,150	—	16,567
Goodwill	10,173	—	214,040	—	224,213
Other assets	1,665	412,871	2,126	(328,363)	88,299
Investment in subsidiaries	131,995	513,311	—	(645,306)	—

	$154,744	$1,060,813	$1,179,252	$(973,728)	$1,421,081

Liabilities and Shareholders’ Equity (Deficiency)
Accounts payable and accrued liabilities	$213	$17,676	$246,550	$—	$264,439
Participation and residuals	158	815	408,446	—	409,419
Film and production obligations	66	—	297,077	—	297,143
Subordinated notes and other financing obligations	—	316,000	3,718	—	319,718
Deferred revenue	3	490	118,350	—	118,843
Intercompany payables (receivables)	(177,200)	661,288	(63,415)	(420,673)	—
Intercompany equity	319,985	93,217	330,570	(743,772)	—
Shareholders’ equity (deficiency)	11,519	(28,673)	(162,044)	190,717	11,519

	$154,744	$1,060,813	$1,179,252	$(973,728)	$1,421,081

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended December 31, 2008
	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated
	(Amounts in thousands)

STATEMENT OF OPERATIONS
Revenues	$580	$19,287	$1,009,574	$(26,237)	$1,003,204
EXPENSES:
Direct operating	674	51	567,876	(2,080)	566,521
Distribution and marketing	—	548	458,270	(36)	458,782
General and administration	757	50,743	44,880	—	96,380
Depreciation	—	3,003	613	—	3,616

Total expenses	1,431	54,345	1,071,639	(2,116)	1,125,299

OPERATING LOSS	(851)	(35,058)	(62,065)	(24,121)	(122,095)

Other expenses (income):
Interest expense	15	12,760	1,028	—	13,803
Interest and other income	(170)	(3,564)	(1,328)	—	(5,062)
Gain on extinguishment of debt	—	(3,549)	—	—	(3,549)

Total other expenses (income)	(155)	5,647	(300)	—	5,192

INCOME (LOSS) BEFORE EQUITY INTERESTS AND INCOME TAXES	(696)	(40,705)	(61,765)	(24,121)	(127,287)
Equity interests income (loss)	(133,713)	(83,035)	(4,030)	214,937	(5,841)

INCOME (LOSS) BEFORE INCOME TAXES	(134,409)	(123,740)	(65,795)	190,816	(133,128)
Income tax provision (benefit)	11	1,036	247	(2)	1,292

NET INCOME (LOSS)	$(134,420)	$(124,776)	$(66,042)	$190,818	$(134,420)

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended December 31, 2008
	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated
	(Amounts in thousands)

STATEMENT OF CASH FLOWS
NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	$52,992	$(248,097)	$99,196	$—	$(95,909)

INVESTING ACTIVITIES:
Investment in equity method investees	—	—	(15,886)	—	(15,886)
Increase in loan receivables	—	(3,767)	(25,000)		(28,767)
Purchases of property and equipment	—	(6,172)	(293)	—	(6,465)

NET CASH FLOWS PROVIDED BY (USED IN) INVESTING
ACTIVITIES	—	(9,939)	(41,179)	—	(51,118)

FINANCING ACTIVITIES:
Exercise of stock options	2,894	—	—	—	2,894
Amounts paid to satisfy tax withholding requirements on options exercised	(3,134)	—	—	—	(3,134)
Repurchases of common shares	(44,968)	—	—	—	(44,968)
Increase in production obligations	—	—	126,420		126,420
Repayment of production obligations	—	—	(165,298)		(165,298)
Repayment of subordinated notes	—	(5,310)	—	—	(5,310)

NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	(45,208)	(5,310)	(38,878)	—	(89,396)

NET CHANGE IN CASH AND CASH EQUIVALENTS	7,784	(263,346)	19,139	—	(236,423)

FOREIGN EXCHANGE EFFECT ON CASH	(1,534)	—	(2,919)	—	(4,453)
CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	4,474	350,581	16,534	—	371,589

CASH AND CASH EQUIVALENTS — END OF PERIOD	$10,724	$87,235	$32,754	$—	$130,713

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of March 31, 2008
	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated
	(Amounts in thousands)

BALANCE SHEET
Assets
Cash and cash equivalents	$4,474	$350,581	$16,534	$—	$371,589
Restricted cash	—	10,300	—	—	10,300
Restricted investments	—	6,927	—	—	6,927
Accounts receivable, net	344	—	260,635	(695)	260,284
Investment in films and television programs	871	6,683	601,246	142	608,942
Property and equipment	—	12,428	1,185	—	13,613
Goodwill	10,173	—	214,358	—	224,531
Other assets	1,983	268,070	4,217	(232,698)	41,572
Investment in subsidiaries	264,329	594,542	—	(858,871)	—

	$282,174	$1,249,531	$1,098,175	$(1,092,122)	$1,537,758

Liabilities and Shareholders’ Equity (Deficiency)
Accounts payable and accrued liabilities	$540	$31,913	$212,980	$(3)	$245,430
Participation and residuals	187	1,567	384,228	(136)	385,846
Film and production obligations	78	—	277,938	—	278,016
Subordinated notes and other financing obligations	—	325,000	3,718	—	328,718
Deferred revenue	—	1,026	110,484	—	111,510
Intercompany payables (receivables)	(226,854)	852,748	(218,788)	(407,106)	—
Intercompany equity	319,985	93,217	329,597	(742,799)	—
Shareholders’ equity (deficiency)	188,238	(55,940)	(1,982)	57,922	188,238

	$282,174	$1,249,531	$1,098,175	$(1,092,122)	$1,537,758

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended December 31, 2007
	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated
	(Amounts in thousands)

STATEMENT OF OPERATIONS
Revenues	$141	$12,423	$846,426	$(9,496)	$849,494
EXPENSES:
Direct operating	—	—	411,444	—	411,444
Distribution and marketing	—	1,414	451,095	—	452,509
General and administration	1,021	45,242	34,454	—	80,717
Depreciation	—	2	2,898	—	2,900

Total expenses	1,021	46,658	899,891	—	947,570

OPERATING LOSS	(880)	(34,235)	(53,465)	(9,496)	(98,076)

Other Expense (Income):
Interest expense	—	11,837	360	(27)	12,170
Interest income	(169)	(8,273)	(533)	27	(8,948)
Gain on sale of equity securities	—	—	(2,868)	—	(2,868)

Total other expenses (income)	(169)	3,564	(3,041)	—	354

INCOME (LOSS) BEFORE EQUITY INTERESTS AND INCOME TAXES	(711)	(37,799)	(50,424)	(9,496)	(98,430)
Equity interests income (loss)	(103,726)	(59,677)	(3,171)	163,332	(3,242)

INCOME (LOSS) BEFORE INCOME TAXES	(104,437)	(97,476)	(53,595)	153,836	(101,672)
Income tax provision (benefit)	(630)	222	2,543	—	2,135

NET INCOME (LOSS)	$(103,807)	$(97,698)	$(56,138)	$153,836	$(103,807)

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended December 31, 2007
	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated
	(Amounts in thousands)

STATEMENT OF CASH FLOWS
NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	$26,642	$(67,338)	$(48,777)	$(1,740)	$(91,213)

INVESTING ACTIVITIES:
Purchases of investments — auction rate securities	—	(207,262)	—	—	(207,262)
Proceeds from the sale of investments — auction rate securities	—	444,641	—	—	444,641
Purchases of investments — equity securities	—	—	(4,765)	—	(4,765)
Proceeds from the sale of investments — equity securities	—	16,343	7,692	—	24,035
Acquisition of Mandate, net of unrestricted cash acquired	—	(45,157)	3,952	—	(41,205)
Acquisition of Maple, net of unrestricted cash acquired	—	—	1,737	—	1,737
Investment in equity method investees	—	(3,099)	(3,365)	—	(6,464)
Increase in loan receivables	—	(5,895)	—	—	(5,895)
Purchases of property and equipment	—	(1,408)	(1,334)	—	(2,742)

NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	—	198,163	3,917	—	202,080

FINANCING ACTIVITIES:
Exercise of stock options	864	—	—	—	864
Tax withholding requirements on equity awards	(4,723)	—	—	—	(4,723)
Repurchases of common shares	(20,337)	—	—	—	(20,337)
Borrowings under financing arrangements	—	—	3,718	—	3,718
Increase in production obligations	—	—	131,318	—	131,318
Repayment of production obligations	—	—	(91,339)	—	(91,339)

NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	(24,196)	—	43,697	—	19,501

NET CHANGE IN CASH AND CASH EQUIVALENTS	2,446	130,825	(1,163)	(1,740)	130,368

FOREIGN EXCHANGE EFFECT ON CASH	(927)	(498)	3,115	—	1,690
CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	1,908	28,347	21,242	—	51,497

CASH AND CASH EQUIVALENTS —
END OF PERIOD	$3,427	$158,674	$23,194	$(1,740)	$183,555

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Subsequent Events

In January 2009, the Company entered into an Equity Purchase Agreement (the “Equity Purchase Agreement”) with Gemstar-TV Guide International, Inc. (“Gemstar”), TV Guide Entertainment Group, Inc. (“TVGE”), its parent company, UV Corporation and Macrovision Solutions Corporation (“Macrovision”), the ultimate parent company of Gemstar, TVGE and UV Corporation, for the purchase by the Company from UV Corporation of all of the issued and outstanding equity interests of TVGE for approximately $255 million in cash and assumed liabilities, subject to working capital and other indebtedness adjustments, to be measured at closing, which is expected to be on or about February 28, 2009. In connection with the transaction, Gemstar will also transfer, assign and license to the Company certain assets related to the TV Guide Network and the TV Guide Online (tvguide.com) business. The Company anticipates funding this acquisition through cash on hand and available funds.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Lions Gate Entertainment Corp. (“Lionsgate,” the “Company,” “we,” “us” or “our”) is a leading next generation filmed entertainment studio with a diversified presence in the production and distribution of motion pictures, television programming, home entertainment, family entertainment, video-on-demand and digitally delivered content. We release approximately 12 to 15 motion pictures theatrically per year, which include films we develop and produce in-house, as well as films that we acquire from third parties. We also have produced approximately 76 hours of television programming on average for the last three years, primarily prime time television series for the cable and broadcast networks. We currently distribute our library of approximately 8,000 motion picture titles and approximately 4,000 television episodes and programs directly to retailers, DVD rental stores, and pay and free television channels in the United States (the “U.S.”), Canada, the United Kingdom (the “UK”) and Ireland, through various digital media platforms, and indirectly to other international markets through our subsidiaries and various third parties.

We own interests in Horror Entertainment, LLC, a multiplatform programming and content service provider of horror genre films (“FEARnet”), NextPoint, Inc., an online home entertainment service provider (“Break.com”), Roadside Attractions, LLC, an independent theatrical releasing company (“Roadside”), Elevation Sales Limited, a UK based home entertainment distributor (“Elevation”), Maple Pictures Corp., a Canadian film, television and home entertainment distributor (“Maple Pictures”), and Studio 3 Partners, LLC, a premium television channel (“EPIX”).

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

Home Entertainment revenues consist of sale or rental of packaged media (i.e., DVD and Blu-Ray) and electronic media (“EST”) of our own productions and acquired films, including theatrical releases and direct-to-video releases, to retail stores and through digital media platforms. In addition, we have revenue sharing arrangements with certain rental stores which generally provide that in exchange for a nominal or no upfront sales price we share in the rental revenues generated by each such store on a title by title basis.

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

Recent Developments

Studio 3 Partners, LLC.  In April 2008, the Company formed a joint venture with Viacom Inc. (“Viacom”), its Paramount Pictures unit (“Paramount Pictures”) and Metro-Goldwyn-Mayer Studios Inc. (“MGM”) to create a premium television channel and subscription video-on-demand service named “EPIX”. The new venture will have access to the Company’s titles released theatrically on or after January 1, 2009. Viacom will provide operational support to the venture, including marketing and affiliate services through its MTV Networks division. Upon its expected launch in the fall of 2009, the joint venture will provide the Company with an additional platform to distribute its library of motion picture titles and television episodes and programs. The Company has invested $10.3 million as of December 31, 2008, which represents 28.57% or its proportionate share of investment in the joint venture. The Company has a mandatory commitment of $31.4 million increasing to $42.9 million if certain performance targets are achieved. The Company recorded its share of the joint venture results on a one quarter lag, in the current quarter.

Amended Credit Facility.  In July 2008, the Company entered into an amended credit facility, which provides for a $340 million secured revolving credit facility, of which $30 million may be utilized by two of the Company’s wholly owned foreign subsidiaries. The amended credit facility expires July 25, 2013 and bears interest at 2.25% over the “Adjusted LIBOR” rate. At December 31, 2008, the Company had no borrowings (March 31, 2008 — nil) under the credit facility. The availability of funds under the credit facility is limited by a borrowing base and also reduced by outstanding letters of credit, which amounted to $22.7 million at December 31, 2008. At December 31, 2008, there was $317.3 million available under the amended credit facility. The Company is required to pay a monthly commitment fee based upon 0.50% per annum on the total credit facility of $340 million less the amount drawn. This amended credit facility amends and restates the Company’s original $215 million credit facility. Obligations under the credit facility are secured by collateral (as defined in the credit agreement) granted by the Company and certain subsidiaries of the Company, as well as a pledge of equity interests in certain of the Company’s subsidiaries. The amended credit facility contains a number of affirmative and negative covenants that, among other things, require the Company to satisfy certain financial covenants and restrict the ability of the Company to incur additional debt, pay dividends and make distributions, make certain investments and acquisitions, repurchase its stock and prepay certain indebtedness, create liens, enter into agreements with affiliates, modify the nature of its business, enter into sale-leaseback transactions, transfer and sell material assets and merge or consolidate.

TV Guide Purchase Agreement.  In January 2009, the Company entered into an Equity Purchase Agreement (the “Equity Purchase Agreement”) with Gemstar-TV Guide International, Inc. (“Gemstar”), TV Guide Entertainment Group, Inc. (“TVGE”), its parent company, UV Corporation and Macrovision Solutions Corporation (“Macrovision”), the ultimate parent company of Gemstar, TVGE and UV Corporation, for the purchase by the Company from UV Corporation of all of the issued and outstanding equity interests of TVGE for approximately

$255 million in cash and assumed liabilities, subject to working capital and other indebtedness adjustments, to be measured at closing, which is expected to be on or about February 28, 2009. In connection with the transaction, Gemstar will also transfer, assign and license to the Company certain assets related to the TV Guide Network and the TV Guide Online (tvguide.com) business. The Company anticipates funding this acquisition through cash on hand and available funds.

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

The Company’s management regularly reviews and revises, when necessary, its ultimate revenue and cost estimates, which may result in a change in the rate of amortization of film costs and participations and residuals and/or write-down of all or a portion of the unamortized costs of the film or television program to its estimated fair value. The Company’s management estimates the ultimate revenue based on experience with similar titles or title genre, the general public appeal of the cast, actual performance (when available) at the box office or in markets currently being exploited, and other factors such as the quality and acceptance of motion pictures or programs that our competitors release into the marketplace at or near the same time, critical reviews, general economic conditions and other tangible and intangible factors, many of which we do not control and which may change. In the normal course of our business, some films and titles are more successful than anticipated and some are less successful. Accordingly, we update our estimates of ultimate revenue and participation costs based upon the actual results achieved or new information as to anticipated revenue performance such as (for home entertainment revenues) initial orders and demand from retail stores when it becomes available. An increase in the ultimate revenue will generally result in a lower amortization rate while a decrease in the ultimate revenue will generally result in a higher amortization rate and periodically results in an impairment requiring a write down of the film cost to the title’s fair value. These write downs are included in amortization expense within direct operating expenses in our consolidated statements of operations.

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

Income Taxes.  The Company is subject to federal and state income taxes in the U.S., and in several foreign jurisdictions. We account for income taxes according to Statement of Financial Accounting Standards (“SFAS”) SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”). SFAS No. 109 requires the recognition of deferred tax assets, net of applicable reserves, related to net operating loss carryforwards and certain temporary differences. The standard requires recognition of a future tax benefit to the extent that realization of such benefit is more likely than not or a valuation allowance is applied. Because of our historical operating losses, we have provided a full valuation allowance against our net deferred tax assets. When we have a history of profitable operations sufficient to demonstrate that it is more likely than not that our deferred tax assets will be realized, the valuation allowance will be reversed. However, this assessment of our planned use of our deferred tax assets is an estimate which could change in the future depending upon the generation of taxable income in amounts sufficient to realize our deferred tax assets.

Goodwill.  Goodwill is reviewed annually for impairment within each fiscal year or between the annual tests if an event occurs or circumstances change that indicate it is more likely than not that the fair value of a reporting unit is less than its carrying value. The Company performs its annual impairment test as of December 31 in each fiscal year. The Company performed its annual impairment test on its goodwill as of December 31, 2007 and will be updating its assessment as of December 31, 2008. No goodwill impairment was identified in any of the Company’s reporting units. Determining the fair value of reporting units requires various assumptions and estimates. The estimates of fair value include consideration of the future projected operating results and cash flows of the reporting unit. Such projections could be different than actual results. Should actual results be significantly less than estimates, the value of our goodwill could be impaired in the future.

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

Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (the “FASB”) issued FASB Staff Position (“FSP”) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants. FSP APB 14-1 provides that issuers of such instruments should separately account for the liability and equity components of those instruments by allocating the proceeds at the date of issuance of the instrument between the liability component and the embedded conversion option (the equity component). The equity component is recorded in equity and the reduction in the principal amount (debt discount) is amortized as interest expense over the expected life of the instrument using the interest method. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We will adopt FSP APB 14-1 beginning in the first quarter of fiscal 2010, and this standard must be applied on a retrospective basis. We are evaluating the impact that the adoption of FSP APB 14-1 will have on our consolidated financial position and results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, preacquisition contingencies, transaction costs, in-process research and development and restructuring costs. In addition, under SFAS No. 141(R), changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. We will adopt SFAS No. 141(R) beginning in the first quarter of fiscal 2010, which will change our accounting treatment for business combinations on a prospective basis.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. This new consolidation method significantly changes the accounting for transactions with minority interest holders. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. We will adopt SFAS No. 160 beginning in the first quarter of fiscal 2010. We are evaluating the impact that the adoption of SFAS No. 160 will have on our consolidated financial position and results of operations.

Results of Operations

Three Months Ended December 31, 2008 Compared to Three Months Ended December 31, 2007

Consolidated revenues this quarter of $324.0 million increased $25.0 million, or 8.4%, compared to $299.0 million in the prior year’s quarter. Motion pictures revenue of $254.9 million this quarter decreased $6.1 million, or 2.3%, compared to $261.0 million in the prior year’s quarter. Television revenues of $69.2 million this quarter increased $31.2 million, or 82.1%, compared to $38.0 million in the prior year’s quarter.

Our largest component of revenue comes from home entertainment. The following table sets forth total home entertainment revenue for both the Motion Pictures and Television Production reporting segments for the three-month periods ended December 31, 2008 and 2007:

	Three Months	Three Months
	Ended	Ended
	December 31,	December 31,	Increase (Decrease)
	2008	2007	Amount	Percent
	(Amounts in millions)

Home Entertainment Revenue
Motion Picture	$94.6	$107.4	$(12.8)	(11.9)%
Television Production	6.9	7.2	(0.3)	(4.2)%

	$101.5	$114.6	$(13.1)	(11.4)%

Motion Pictures Revenue

The decrease in motion pictures revenue this quarter was mainly attributable to decreases in home entertainment, international, and Mandate Pictures revenue, offset by increases in theatrical and television revenue. The following table sets forth the components of revenue for the motion pictures reporting segment for the three-month periods ended December 31, 2008 and 2007:

	Three Months	Three Months
	Ended	Ended
	December 31,	December 31,	Increase (Decrease)
	2008	2007	Amount	Percent
	(Amounts in millions)

Motion Pictures
Theatrical	$69.3	$63.8	$5.5	8.6%
Home Entertainment	94.6	107.4	(12.8)	(11.9)%
Television	39.0	31.3	7.7	24.6%
International	41.1	44.6	(3.5)	(7.8)%
Mandate Pictures	8.3	12.5	(4.2)	(33.6)%
Other	2.6	1.4	1.2	85.7%

	$254.9	$261.0	$(6.1)	(2.3)%

The following table sets forth the titles contributing significant motion pictures revenue for the three-month periods ended December 31, 2008 and 2007:

Three Months Ended December 31,
2008		2007
	Theatrical and DVD		Theatrical and DVD
Title	Release Date	Title	Release Date

Theatrical:		Theatrical:
Religulous	October 2008	3:10 to Yuma	September 2007
Saw V	October 2008	Good Luck Chuck	September 2007
The Spirit	December 2008	Saw IV	October 2007
Transporter III	November 2008	Why Did I Get
W.	October 2008	Married? — Feature	October 2007
Home Entertainment:		Home Entertainment:
Beer for My Horses	November 2008	Bratz: The Movie	November 2007
Rambo	May 2008	Captivity	October 2007
The Bank Job	July 2008	Delta Farce	September 2007
The Forbidden		Saw III	January 2007
Kingdom	September 2008	Skinwalkers	November 2007
War	January 2008	The Condemned	September 2007

Television:	Television:
Meet the Browns	Crash
Rambo	Daddy’s Little Girls
The Bank Job	Happily N’Ever After
The Eye	Pride
International:	International:
Conan the Barbarian	Catacombs
Punisher: War Zone	Good Luck Chuck
Saw V	Saw IV
The Eye	War
Mandate Pictures:	Mandate Pictures:
Juno	30 Days of Night
Nick and Norah’s Infinite Playlist	Juno
Passengers	Mr. Magorium’s Wonder Emporium
The Boogeyman 2

Theatrical revenue of $69.3 million increased $5.5 million, or 8.6%, in this quarter as compared to the prior year’s quarter. In this quarter, the titles listed in the above table as contributing significant theatrical revenue represented individually between 7% and 38% of total theatrical revenue and, in the aggregate, approximately 89%, or $61.7 million of total theatrical revenue. In the prior year’s quarter, the titles listed in the above table as contributing significant theatrical revenue represented individually between 8% and 45% of total theatrical revenue and, in the aggregate, approximately 100%, or $64.2 million of total theatrical revenue.

Home entertainment revenue from the motion picture reporting segment of $94.6 million decreased $12.8 million, or 11.9%, in this quarter as compared to the prior year’s quarter. The decrease is primarily due to a decrease in the amount of home entertainment product sold and the number of significant titles released in the quarter. The amount of home entertainment product sold decreased due to the performance of the titles listed in the above table.

The titles listed above as contributing significant home entertainment revenue in the current quarter represented individually between 2% and 7% of total home entertainment revenue and, in the aggregate, 20%, or $18.8 million of total home entertainment revenue for the quarter. In the prior year’s quarter, the titles listed above as contributing significant home entertainment revenue represented individually between 3% and 12% of total home entertainment revenue and, in the aggregate, 30%, or $31.7 million of total home entertainment revenue for the quarter. In the current quarter, $75.8 million, or 80%, of total home entertainment revenue was contributed by titles that individually make up less than 2% of total home entertainment revenue, and in the prior year’s quarter this amounted to $75.7 million, or 70%, of total home entertainment revenue.

Television revenue included in motion pictures revenue of $39.0 million in this quarter increased $7.7 million, or 24.6%, compared to the prior year’s quarter. In this quarter, the titles listed above as contributing significant television revenue represented individually between 5% and 28% of total television revenue and, in the aggregate, 63% or $24.7 million of total television revenue for the quarter. In the prior year’s quarter, the titles listed above as contributing significant television revenue represented individually between 7% and 27% of total television revenue and, in the aggregate, 58%, or $18.2 million of total television revenue for the quarter. In the current quarter, $14.3 million, or 37%, of total television revenue was contributed by titles that individually make up less than 5% of total television revenue, and in the prior year’s quarter, this amounted to $13.1 million, or 42%, of total television revenue for the quarter.

International revenue of $41.1 million decreased $3.5 million, or 7.8%, in this quarter as compared to the prior year’s quarter. Lionsgate UK contributed $14.9 million, or 36.3% of international revenue in the current quarter, which included revenues from My Best Friend’s Girl, Saw IV, Saw V, The Bank Job, The Edge of Love, and The Forbidden Kingdom, compared to $22.4 million, or 50.2%, of total international revenue in the prior year’s quarter. In this quarter, the titles listed in the table above as contributing significant international revenue, excluding revenue generated from these titles by Lionsgate UK, represented individually between 3% and 19% of total international revenue and, in the aggregate, 43%, or $17.7 million, of total international revenue for the quarter. In the prior year’s quarter, the titles listed in the table above as contributing significant revenue represented individually between 4% and 11% of total international revenue and, in the aggregate, 31%, or $13.8 million, of total international revenue for the quarter.

Mandate Pictures revenue includes revenue from the sales and licensing of domestic and worldwide rights of titles developed or acquired by Mandate Pictures to third-party distributors or international sub-distributors. International revenue from Mandate Pictures titles is included in Mandate Pictures revenue in the table above. In the current quarter, the revenue from Mandate Pictures, acquired in September 2007, amounted to $8.3 million, as compared to $12.5 million in the prior year’s quarter. In this quarter, the titles listed in the table above as contributing significant Mandate Pictures revenue represented individually between 9% and 59% of total Mandate Pictures revenue and, in the aggregate, 88%, or $7.3 million, of total Mandate Pictures revenue for the quarter. In the prior year’s quarter, the titles listed in the table above as contributing significant Mandate Pictures revenue represented individually between 7% and 52% of total Mandate Pictures revenue and, in the aggregate, 94%, or $11.8 million, of total Mandate Pictures revenue for the quarter.

Television Revenue

The following table sets forth the components and the changes in the components of revenue that make up television production revenue for the three-month periods ended December 31, 2008 and 2007:

	Three Months	Three Months
	Ended	Ended
	December 31,	December 31,	Increase (Decrease)
	2008	2007	Amount	Percent
	(Amounts in millions)

Television Production
Domestic series licensing	$56.8	$21.7	$35.1	161.8%
Domestic television movies and miniseries	—	0.1	(0.1)	(100.0)%
International	5.4	8.9	(3.5)	(39.3)%
Home entertainment releases of television production	6.9	7.2	(0.3)	(4.2)%
Other	0.1	0.1	—	0.0%

	$69.2	$38.0	$31.2	82.1%

Domestic series licensing revenue of $56.8 million increased by $35.1 million in the current quarter, compared to domestic series licensing revenue of $21.7 million in the prior year’s quarter, primarily due to an increase in television episodes delivered and from $14.5 million of revenue generated from the Company’s joint venture with Ish Entertainment, LLC (“Ish Entertainment”), which produced the domestic series Paris Hilton’s My New BFF and 50 Cent: The Money and the Power. In addition, revenues included in domestic series licensing from the Company’s television syndication subsidiary, Debmar-Mercury, LLC (“Debmar-Mercury”), increased $1.6 million to $12.1 million from $10.5 million in the prior year’s quarter. The following table sets forth the number of television episodes and hours delivered in the three months ended December 31, 2008 and 2007, respectively, excluding television episodes delivered by Debmar-Mercury:

		Three Months Ended				Three Months Ended
		December 31, 2008				December 31, 2007
		Episodes	Hours			Episodes	Hours

Crash TV Series Season 1	1hr	13	13.0	Mad Men Season 1	1hr	1	1.0
Mad Men Season 2	1hr	3	3.0	Wildfire Season 4	1hr	2	2.0
Scream Queens	1hr	8	8.0	Weeds Season 3	1/2hr	3	1.5

		24	24.0			6	4.5

In the three months ended December 31, 2008, the television episodes listed in the table above represented individually between 9% and 30% of domestic series revenue and, in the aggregate, 50%, or $28.4 million of total television revenue for the quarter. In the three months ended December 31, 2007, the television episodes listed above represented individually between 10% and 25% of domestic series revenue and, in the aggregate, 46%, or $9.9 million of total television revenue for the quarter.

International revenue of $5.4 million decreased by $3.5 million in the current quarter compared to international revenue of $8.9 million in the prior year’s quarter. International revenue in the current quarter includes revenue primarily from Mad Men Season 1 and Mad Men Season 2, and international revenue in the prior year’s quarter includes revenue from The Dead Zone Season 1, Mad Men Season 1,and Weeds Season 2.

Direct Operating Expenses

The following table sets forth direct operating expenses by segment for the three months ended December 31, 2008 and 2007:

	Three Months Ended			Three Months Ended
	December 31, 2008			December 31, 2007
	Motion			Motion
	Pictures	Television	Total	Pictures	Television	Total
	(Amounts in millions)

Direct operating expenses
Amortization of films and television programs	$86.2	$42.7	$128.9	$56.2	$22.1	$78.3
Participation and residual expense	75.6	11.1	86.7	50.9	10.5	61.4
Amortization of acquired intangible assets	0.2	—	0.2	0.4	—	0.4
Other expenses	2.6	0.3	2.9	0.4	(0.4)	—

	$164.6	$54.1	$218.7	$107.9	$32.2	$140.1

Direct operating expenses as a percentage of segment revenues	64.6%	78.2%	67.5%	41.3%	84.7%	46.9%

Direct operating expenses of the motion pictures segment of $164.6 million for this quarter were 64.6% of motion pictures revenue, compared to $107.9 million, or 41.3%, of motion pictures revenue for the prior year’s quarter. The increase in direct operating expense of the motion pictures segment in the current quarter as a percent of revenue is due primarily to $22.6 million of charges for write-downs of investment in film and a $20.3 million participation reserve in connection with a home entertainment library distribution contract of family entertainment titles entered into in the current fiscal year, resulting from the actual and expected future underperformance of the titles in this library. In the prior year quarter, there were $5.1 million of write-downs of investment in film costs. In addition, the performance of the titles from the fiscal 2008 and 2009 theatrical releases in the current quarter as compared to the prior year’s quarter contributed to the increase in the percentage of direct operating expenses as a percent of revenue. In the current quarter, approximately $19.1 million of charges for write-downs of investment in film were due to the lower than anticipated performance of three titles that have not yet been released, and $2.8 million of write-downs is a result of the decrease in value of a library acquired during the acquisition of Mandate Pictures due to the underperformance of those titles. In the prior year’s quarter, approximately $4.2 million of the write down related to one motion picture.

Direct operating expenses of the television segment of $54.1 million for this quarter were 78.2% of television revenue, compared to $32.2 million, or 84.7%, of television revenue for the prior year’s quarter. The increase in direct operating expense of the television segment in the quarter is due to higher television production revenue. The decrease in direct operating expenses of the television segment in the current quarter as a percent of revenue is due to a greater portion of revenue attributed to more successful shows, such as Weeds, House of Payne and Mad Men. In the current quarter, $3.1 million of write-downs of investment in film costs was included in amortization of television programs, compared to $3.3 million in the prior year’s quarter, both associated with a respective television series.

Distribution and Marketing Expenses

The following table sets forth distribution and marketing expenses by segment for the three months ended December 31, 2008 and 2007:

	Three Months Ended			Three Months Ended
	December 31, 2008			December 31, 2007
	Motion			Motion
	Pictures	Television	Total	Pictures	Television	Total
	(Amounts in millions)

Distribution and marketing expenses
Theatrical	$104.0	$—	$104.0	$50.4	$—	$50.4
Home Entertainment	42.4	1.9	44.3	47.8	2.4	50.2
Television	1.0	2.7	3.7	0.6	1.1	1.7
International	16.4	0.9	17.3	16.3	1.0	17.3
Other	1.0	0.1	1.1	0.2	—	0.2

	$164.8	$5.6	$170.4	$115.3	$4.5	$119.8

The majority of distribution and marketing expenses relate to the motion pictures segment. Theatrical prints and advertising (“P&A”) in the motion pictures segment in the current quarter of $104.0 million increased $53.6 million, or 106.3%, compared to $50.4 million in the prior year’s quarter. Domestic theatrical P&A from the motion pictures segment in this quarter included P&A incurred on the release of My Bloody Valentine 3-D, Punisher: War Zone, Saw V, Transporter III, and The Spirit, which individually represented between 9% and 27% of total theatrical P&A and, in the aggregate, accounted for 92% of the total theatrical P&A. My Bloody Valentine 3-D was released subsequent to December 31, 2008, on January 16, 2009 and therefore, did not have significant revenue for the current quarter. Domestic theatrical P&A from the motion pictures segment in the prior year’s quarter included P&A incurred on the release of titles such as 3:10 to Yuma, Rambo, Saw IV, The Eye, and Why Did I Get Married?, which individually represented between 7% and 45% of total theatrical P&A and, in the aggregate, accounted for 97% of the total theatrical P&A. In the prior year’s quarter, theatrical P&A incurred on Rambo and The Eye represented a combined 15% of total theatrical P&A; however, the titles did not have significant revenue for the quarter as they were released subsequent to December 31, 2007, on January 25, 2008 and February 1, 2008, respectively.

Home entertainment distribution and marketing costs on motion pictures and television product in this quarter of $44.3 million decreased $5.9 million, or 11.8%, compared to $50.2 million in the prior year’s quarter. The decrease in home entertainment distribution and marketing costs is mainly due to the decrease in revenue in the current quarter compared to the prior year’s quarter. Home entertainment distribution and marketing costs as a percentage of home entertainment revenues was 43.6% and 43.8% in the current quarter and prior year’s quarter, respectively.

International distribution and marketing expenses in this quarter includes $14.6 million of distribution and marketing costs from Lionsgate UK, compared to $14.4 million in the prior year’s quarter.

General and Administrative Expenses

The following table sets forth general and administrative expenses by segment for the three months ended December 31, 2008 and 2007:

	Three Months	Three Months
	Ended	Ended
	December 31,	December 31,	Increase (Decrease)
	2008	2007	Amount	Percent
	(Amounts in millions)

General and Administrative Expenses
Motion Pictures	$11.6	$11.0	$0.6	5.5%
Television	3.1	1.7	1.4	82.4%
Corporate	12.8	14.8	(2.0)	(13.5)%

	$27.5	$27.5	$—	—

General and administrative expenses as a percentage of revenue	8.5%	9.2%

The increase in general and administrative expenses of the motion pictures segment of $0.6 million, or 5.5%, is primarily due to increases in salaries and related expenses, increases in general and administrative expenses associated with our recent acquisitions, offset by decreases in other overhead costs and by increased capitalized film production costs that are directly attributable to motion picture productions. The following table sets forth the change in general and administrative expenses for the motion pictures reporting segment for the three months ended December 31, 2008 and 2007:

	Three Months	Three Months
	Ended	Ended
	December 31,	December 31,	Increase
	2008	2007	(Decrease)
	(Amounts in millions)

General and Administrative Expenses Motion Pictures
Mandate Pictures (acquired September 2007)	$1.4	$1.2	$0.2
Maple Pictures (consolidated July 2007)	1.0	0.9	0.1
Lionsgate UK	1.4	1.2	0.2
Salaries and related expenses	7.6	6.1	1.5
Other overhead	2.3	2.5	(0.2)
Capitalized film production costs	(2.1)	(0.9)	(1.2)

	$11.6	$11.0	$0.6

Capitalized film production costs, which increased $1.2 million in the current quarter compared to the prior year’s quarter, consisted of an increase of $0.7 million of film production costs associated with pictures produced by Mandate Pictures and the remaining $0.5 million was from increases in other salaries and related expenses and other general overhead costs directly attributable to motion picture productions.

The increase in general and administrative expenses of the television segment of $1.4 million is due to general and administrative expense increases related to our Debmar-Mercury subsidiary of $0.3 million, additional costs associated with the start up of our Asian television venture of $0.7 million, and increases in other general overhead costs. In the current quarter, $1.7 million of television production overhead was capitalized of which $0.5 million was associated with productions of our new reality television venture compared to $0.9 million in the prior year’s quarter.

The decrease in corporate general and administrative expenses of $2.0 million, or 13.5%, is primarily due to a decrease in salaries and related expenses of approximately $1.3 million, a decrease in stock-based compensation of approximately $1.0 million, a decrease in professional fees of approximately $0.1 million, offset by an increase in other general overhead costs of $0.4 million primarily related to rents and facility expenses.

The following table sets forth stock based compensation expense (benefit) for the three months ended December 31, 2008 and 2007:

	Three Months	Three Months
	Ended	Ended
	December 31,	December 31,	Increase (Decrease)
	2008	2007	Amount	Percent
	(Amounts in millions)

Stock Based Compensation Expense (Benefit):
Stock options	$0.8	$0.9	$(0.1)	(11.1)%
Restricted share units	3.3	2.4	0.9	37.5%
Stock appreciation rights	(2.7)	(0.9)	(1.8)	200.0%

	$1.4	$2.4	$(1.0)	(41.7)%

At December 31, 2008, as disclosed in Note 13 to the unaudited condensed consolidated financial statements, there were unrecognized compensation costs of approximately $23.9 million related to stock options and restricted share units previously granted, including annual installments of share grants that were subject to performance targets, which will be expensed over the remaining vesting periods. At December 31, 2008, 1,056,548 shares of restricted share units have been awarded to four key executive officers, the vesting of which will be subject to performance targets to be set annually by the Compensation Committee of the Board of Directors of the Company. These restricted share units will vest in three, four, and five annual installments assuming annual performance targets have been met. The fair value of the 1,056,548 shares whose future annual performance targets have not been set was $5.8 million, based on the market price of the Company’s common shares as of December 31, 2008. The market value will be remeasured when the annual performance criteria are set and the value will be expensed over the remaining vesting periods once it becomes probable that the performance targets will be satisfied.

Depreciation and Other Expenses (Income)

Depreciation of $1.4 million this quarter increased $0.4 million, or 40.0%, from $1.0 million in the prior year’s quarter.

Interest expense of $4.3 million this quarter increased $0.2 million, or 4.9%, from $4.1 million in the prior year’s quarter.

Interest and other income was $0.9 million this quarter, compared to $2.5 million in the prior year’s quarter. Interest and other income this quarter was earned on the cash balance and restricted investments held during the three months ended December 31, 2008.

Gain on sale of equity securities was nil this quarter, compared to $0.1 million in the prior year’s quarter primarily from the sale of shares in Magna Pacific Holdings (“Magna”), an Australian film distributor.

Gain on extinguishment of debt was $3.5 million for the current quarter, resulting from the repurchase of $9.0 million of the 3.625% Notes, compared to nil in the prior year’s quarter.

The Company’s equity interests in this quarter included a $1.4 million loss from the Company’s 33.33% equity interest in FEARnet, a loss of $0.2 million from the Company’s 42% equity interest in Break.com, income of $0.1 million from the Company’s 43% equity interest in Roadside, and a $0.2 million loss from the Company’s 28.57% equity interest in EPIX. For the three months ended December 31, 2007, equity interests included a $1.3 million loss from the Company’s 33.33% equity interest in FEARnet, income of less than $0.1 million from the Company’s 42% equity interest in Break.com, a less than $0.1 million loss from the Company’s 43% equity interest in Roadside, and income of less than $0.1 million from the Company’s 50% equity interest in Elevation.

The Company had an income tax benefit of $2.0 million, or 2.1% of loss before income taxes in the three months ended December 31, 2008, compared to an expense of $0.6 million, or 7.9% of income before income taxes in the three months ended December 31, 2007. The tax benefit reflected in the current quarter is primarily attributable to U.S. and Canadian income taxes and foreign withholding taxes. The Company’s actual annual effective tax rate will differ from the statutory federal rate as a result of several factors, including changes in the valuation allowance against net deferred tax assets, non-temporary differences, foreign income taxed at different rates, and state and local income taxes. Income tax loss carryforwards amount to approximately $70.8 million for U.S. federal income tax purposes available to reduce income taxes over twenty years, $46.2 million for U.S. state income tax purposes available to reduce income taxes over future years with varying expirations, $21.6 million for Canadian income tax purposes available to reduce income taxes over 19 years with varying expirations, and $19.8 million for UK income tax purposes available indefinitely to reduce future income taxes.

Net loss for the three months ended December 31, 2008 was $93.4 million, or basic and diluted net loss per common share of $0.81 on 115.8 million weighted average shares outstanding. This compares to net income for the three months ended December 31, 2007 of $7.3 million or basic net income per common share of $0.06 on 118.9 million weighted average common shares outstanding. Diluted net income per common share for the three months ended December 31, 2007 was $0.06 on 120.3 million weighted average common shares outstanding.

Nine Months Ended December 31, 2008 Compared to Nine Months Ended December 31, 2007

Consolidated revenues for the nine months ended December 31, 2008 of $1.0 billion increased $153.7 million, or 18.1%, compared to $849.5 million in the nine months ended December 31, 2007. Motion pictures revenue of $824.4 million for the current nine-month period increased $151.0 million, or 22.4%, compared to $673.4 million in the prior year’s period. Television revenues of $178.8 million this period increased $2.7 million, or 1.5%, compared to $176.1 million in the prior year’s period.

Our largest component of revenue comes from home entertainment. The following table sets forth total home entertainment revenue for both the Motion Pictures and Television Production reporting segments for the nine-month periods ended December 31, 2008 and 2007:

	Nine Months	Nine Months
	Ended	Ended
	December 31,	December 31,	Increase (Decrease)
	2008	2007	Amount	Percent
	(Amounts in millions)

Home Entertainment Revenue
Motion Picture	$411.0	$337.9	$73.1	21.6%
Television Production	29.0	17.8	11.2	62.9%

	$440.0	$355.7	$84.3	23.7%

Motion Pictures Revenue

The increase in motion pictures revenue this period was mainly attributable to increases in home entertainment, television, Mandate Pictures and, to a lesser extent, increases in theatrical and international revenue. The following table sets forth the components of revenue for the motion pictures reporting segment for the nine-month periods ended December 31, 2008 and 2007:

	Nine Months	Nine Months
	Ended	Ended
	December 31,	December 31,	Increase (Decrease)
	2008	2007	Amount	Percent
	(Amounts in millions)

Motion Pictures
Theatrical	$133.9	$128.1	$5.8	4.5%
Home Entertainment	411.0	337.9	73.1	21.6%
Television	129.8	91.3	38.5	42.2%
International	103.9	98.3	5.6	5.7%
Mandate Pictures	38.0	12.7	25.3	199.2%
Other	7.8	5.1	2.7	52.9%

	$824.4	$673.4	$151.0	22.4%

The following table sets forth the titles contributing significant motion pictures revenue for the nine-month periods ended December 31, 2008 and 2007:

Nine Months Ended December 31,
2008		2007
	Theatrical and DVD		Theatrical and DVD
Title	Release Date	Title	Release Date

Theatrical:		Theatrical:
My Best Friend’s Girl	September 2008	3:10 to Yuma	September 2007
Saw V	October 2008	Good Luck Chuck	September 2007
The Family That Preys	September 2008	Hostel II	June 2007
The Forbidden Kingdom	April 2008	Saw IV	October 2007
Transporter III	November 2008	War	August 2007
W.	October 2008	Why Did I Get Married? — Feature	October 2007
Home Entertainment:		Home Entertainment:
Meet The Browns	July 2008	Bratz: The Movie	November 2007
Rambo	May 2008	Bug	September 2007
The Bank Job	July 2008	Daddy’s Little Girls	June 2007
The Eye	June 2008	Delta Farce	September 2007
The Forbidden Kingdom	September 2008	Happily N’Ever After	May 2007
Witless Protection	June 2008	Pride	June 2007
		The Condemned	September 2007

Television:	Television:
3:10 to Yuma	Crank
Good Luck Chuck	Daddy’s Little Girls
Rambo	Employee of the Month
Saw IV	Happily N’Ever After
The Eye	Saw III
War	The Descent
Why Did I Get Married? — Feature
International:	International:
My Best Friend’s Girl	Good Luck Chuck
Punisher: War Zone	Saw III
Saw IV	Saw IV
Saw V	War
The Eye
War
Mandate Pictures:	Mandate Pictures:
30 Days of Night	30 Days of Night
Harold & Kumar Escape from Guantanamo Bay	Juno
Juno	Mr. Magorium’s Wonder Emporium
Nick and Norah’s Infinite Playlist	The Boogeyman II
Passengers

Theatrical revenue of $133.9 million increased $5.8 million, or 4.5%, in this period as compared to the prior year’s period. In the current nine-month period, the titles listed in the above table as contributing significant theatrical revenue represented individually between 6% and 20% of total theatrical revenue and, in the aggregate, approximately 75%, or $100.4 million of total theatrical revenue. In the prior year’s period, the titles listed in the above table as contributing significant theatrical revenue represented individually between 6% and 23% of total theatrical revenue and, in the aggregate, approximately 86%, or $110.5 million of total theatrical revenue.

Home entertainment revenue of $411.0 million increased $73.1 million, or 21.6%, in this period as compared to the prior year’s period. The amount of home entertainment product sold increased due to the performance of the titles listed in the above table and to a lesser extent titles not listed above. The titles listed above as contributing significant home entertainment revenue in the current period represented individually between 4% and 11% of total home entertainment revenue and, in the aggregate, 40%, or $162.8 million of total home entertainment revenue for the period. In the prior year’s period, the titles listed above as contributing significant home entertainment revenue represented individually between 2% and 7% of total home entertainment revenue and, in the aggregate, 32%, or $109.1 million of total home entertainment revenue for the period. In the current period, $248.3 million, or 60%, of total home entertainment revenue was contributed by titles that individually make up less than 2% of total home entertainment revenue, and in the prior year’s period this amounted to $228.9 million, or 68%, of total home entertainment revenue.

Television revenue included in motion pictures revenue of $129.8 million in this period increased $38.5 million, or 42.2%, compared to the prior year’s period. In the current nine-month period, the titles listed above as contributing significant television revenue represented individually between 5% and 11% of total television revenue and, in the aggregate, 63% or $81.7 million of total television revenue for the period. In the prior year’s period, the titles listed above as contributing significant television revenue represented individually between 6% and 15% of total television revenue and, in the aggregate, 61%, or $55.7 million of total television revenue for the period. In the current period, $48.1 million, or 37%, of total television revenue was contributed by titles that individually make up less than 5% of total television revenue, and in the prior year’s period, this amounted to $35.6 million, or 39%, of total television revenue for the period.

International revenue of $103.9 million increased $5.6 million, or 5.7%, in the current nine-month period as compared to the prior year’s period. Lionsgate UK contributed $42.5 million, or 40.9% of international revenue in the current period, which included revenues from 3:10 to Yuma, The Bank Job, The Eye, The Forbidden Kingdom, Saw IV and Saw V, compared to $37.3 million, or 37.9%, of total international revenue in the prior year’s period. In this period, the titles listed in the table above as contributing significant international revenue, excluding revenue generated from these titles by Lionsgate UK, represented individually between 2% and 8% of total international revenue and, in the aggregate, 31%, or $32.5 million, of total international revenue for the period. In the prior year’s period, the titles listed in the table above as contributing significant revenue represented individually between 3% and 8% of total international revenue and, in the aggregate, 24%, or $23.2 million, of total international revenue for the period.

Mandate Pictures revenue includes revenue from the sales and licensing of domestic and worldwide rights of titles developed or acquired by Mandate Pictures to third-party distributors or international sub-distributors. International revenue from Mandate Pictures titles is included in the Mandate Pictures revenue in the table above. In the current nine-month period, revenue from Mandate Pictures, acquired in September 2007, amounted to $38.0 million, as compared to $12.7 million in the prior year’s period. In this period, the titles listed in the table above as contributing significant Mandate Pictures revenue represented individually between 6% and 36% of total Mandate Pictures revenue and, in the aggregate, 88%, or $33.5 million, of total Mandate Pictures revenue for the period. In the prior year’s period, the titles listed in the table above as contributing significant Mandate Pictures revenue represented individually between 7% and 52% of total Mandate Pictures revenue and, in the aggregate, 94%, or $11.9 million, of total Mandate Pictures revenue for the period.

Television Revenue

The following table sets forth the components and the changes in the components of revenue that make up television production revenue for the nine-month periods ended December 31, 2008 and 2007:

	Nine Months	Nine Months
	Ended	Ended
	December 31,	December 31,	Increase (Decrease)
	2008	2007	Amount	Percent
	(Amounts in millions)

Domestic series licensing	$133.1	$117.6	$15.5	13.2%
Domestic television movies and miniseries	—	15.9	(15.9)	(100.0)%
International	16.2	24.4	(8.2)	(33.6)%
Home entertainment releases of television production	29.0	17.8	11.2	62.9%
Other	0.5	0.4	0.1	25.0%

	$178.8	$176.1	$2.7	1.5%

Domestic series licensing revenue of $133.1 million increased by $15.5 million in the current period compared to domestic series licensing revenue of $117.6 million in the prior year’s period, primarily due to $15.6 million of revenue generated from the Company’s joint venture with Ish Entertainment, which produced the domestic series Paris Hilton’s My New BFF and 50 Cent: The Money and the Power. In addition, revenues included in domestic series licensing from Debmar-Mercury increased $1.5 million to $38.1 million from $36.6 million in the prior year’s period primarily due to increased revenue from the television series, Family Feud. The following table sets forth the number of television episodes and hours delivered in the nine months ended December 31, 2008 and 2007, respectively, excluding television episodes delivered by Debmar-Mercury:

		Nine Months Ended
		December 31, 2008				Nine Months Ended December 31, 2007
		Episodes	Hours			Episodes	Hours

Fear Itself	1hr	13	13.0	The Dead Zone Season 5	1hr	13	13.0
Mad Men Season 2	1hr	13	13.0	The Dresden Files	1hr	2	2.0
Crash TV Series Season 1	1hr	13	13.0	Mad Men Season 1	1hr	12	12.0
Scream Queens	1hr	8	8.0	Wildfire Season 4	1hr	13	13.0
Weeds Season 4	1/2hr	13	6.5	Weeds Season 3	1/2hr	15	7.5

		60	53.5			55	47.5

In the nine months ended December 31, 2008, the television episodes listed in the table above represented individually between 4% and 20% of domestic series revenue and, in the aggregate, 58%, or $76.7 million of total television revenue for the period. In the nine months ended December 31, 2007, the television episodes listed above represented individually between 2% and 20% of domestic series revenue and, in the aggregate, 65%, or $76.6 million of total television revenue for the period.

Domestic television movies and miniseries revenue decreased by $15.9 million in the current period primarily because there were no deliveries in the current period, as compared to the delivery of eight episodes of the miniseries The Kill Point in the prior year’s period.

International revenue of $16.2 million decreased by $8.2 million in the current period, compared to international revenue of $24.4 million in the prior year’s period. International revenue in the current period includes revenue from Mad Men Seasons 1 and 2, Weeds Season 3, Wildfire Season 4, and The Kill Point, and international revenue in the prior year’s period includes revenue from Hidden Palms, Lovespring International, The Dresden Files, The Dead Zone Season 1 and Season 5, The Lost Room, Weeds Seasons 1 and 2, and Wildfire Season 3.

The increase in revenue from home entertainment releases of television production is primarily driven by DVD revenue from Weeds Season 3 and Mad Men Season 1.

Direct Operating Expenses

The following table sets forth direct operating expenses by segment for the nine months ended December 31, 2008 and 2007:

	Nine Months Ended			Nine Months Ended
	December 31, 2008			December 31, 2007
	Motion			Motion
	Pictures	Television	Total	Pictures	Television	Total
	(Amounts in millions)

Direct operating expenses
Amortization of films and television programs	$206.4	$109.2	$315.6	$130.8	$124.3	$255.1
Participation and residual expense	212.4	33.3	245.7	122.5	33.5	156.0
Amortization of acquired intangible assets	0.8	—	0.8	0.7	—	0.7
Other expenses	3.5	0.9	4.4	(0.3)	(0.1)	(0.4)

	$423.1	$143.4	$566.5	$253.7	$157.7	$411.4

Direct operating expenses as a percentage of segment revenues	51.3%	80.2%	56.5%	37.7%	89.6%	48.4%

Direct operating expenses of the motion pictures segment of $423.1 million for this period were 51.3% of motion pictures revenue, compared to $253.7 million, or 37.7%, of motion pictures revenue for the prior year’s period. The increase in direct operating expense of the motion pictures segment in the current period as a percent of revenue is due primarily to $28.9 million of charges for write-downs of investment in film and a $20.3 million participation reserve in connection with a home entertainment library distribution contract of family entertainment titles entered into in the current fiscal year, resulting from the actual and expected future underperformance of the titles in this library. In the prior year period, there were $11.8 million of write-downs of investment in film costs. In addition, the performance of the titles from the fiscal 2008 and 2009 theatrical releases in the current period as compared to the prior year’s period contributed to the increase in the percentage of direct operating expenses as a percent of revenue. In the current period, approximately $23.3 million of charges for write-downs of investment in film were due to the lower than anticipated performance of four titles that have not yet been released, and $2.8 million of write-downs is a result of the decrease in value of a library acquired during the acquisition of Mandate Pictures due to the underperformance of those titles. In the prior year’s period, approximately $4.2 million of the write down related to one motion picture.

Direct operating expenses of the television segment of $143.4 million for this period were 80.2% of television revenue, compared to $157.7 million, or 89.6%, of television revenue for the prior year’s period. The decrease in direct operating expense and the decrease in the percent of revenue of direct operating expense of the television segment in the period are due to a greater portion of revenue attributed to more successful shows, such as Weeds, House of Payne and Mad Men. In the current period, $7.1 million of charges for costs incurred in excess of contracted revenues for episodic television series or write-downs of investment in film costs was included in amortization of television programs, compared to $6.2 million in the prior year’s period. Included in the charges in the current period is a write-down of $3.1 million of film costs compared to a write-off of $3.3 million of film costs in the prior year’s period, both associated with a respective television series.

Distribution and Marketing Expenses

The following table sets forth distribution and marketing expenses by segment for the nine months ended December 31, 2008 and 2007:

	Nine Months Ended			Nine Months Ended
	December 31, 2008			December 31, 2007
	Motion			Motion
	Pictures	Television	Total	Pictures	Television	Total
	(Amounts in millions)

Distribution and marketing expenses
Theatrical	$235.3	$—	$235.3	$261.8	$—	$261.8
Home Entertainment	166.1	8.5	174.6	142.5	5.9	148.4
Television	3.5	5.2	8.7	1.7	2.6	4.3
International	34.9	3.0	37.9	34.6	3.0	37.6
Other	1.9	0.4	2.3	0.3	0.1	0.4

	$441.7	$17.1	$458.8	$440.9	$11.6	$452.5

The majority of distribution and marketing expenses relate to the motion pictures segment. Theatrical P&A in the motion pictures segment in the current period of $235.3 million decreased $26.5 million, or 10.1%, compared to $261.8 million in the prior year’s period. The decrease in theatrical P&A from the motion pictures segment is primarily due to a change in the mix of titles released during the period. Domestic theatrical P&A from the motion pictures segment this period included P&A incurred on the release of Bangkok Dangerous, Disaster Movie, My Best Friend’s Girl, Punisher: War Zone, Saw V, The Family That Preys,The Forbidden Kingdom, The Spirit, and Transporter III, which individually represented between 6% and 12% of total theatrical P&A and in the aggregate accounted for 87% of the total theatrical P&A. Bangkok Dangerous, Disaster Movie, Punisher: War Zone and The Spirit individually represented between 9% and 11% of total theatrical P&A, and in the aggregate, accounted for 39% of total theatrical P&A, and each contributed less than 5% of total theatrical revenue, and in the aggregate, contributed less than 16% of total theatrical revenue. Domestic theatrical P&A from the motion pictures segment in the prior year’s period included P&A incurred on the release of titles such as Bug, 3:10 to Yuma, Bratz: The Movie, Hostel II, Good Luck Chuck, Saw IV, War, Why Did I Get Married?, Delta Farce, The Condemned and Slow Burn, which individually represented between 4% and 15% of total theatrical P&A and in the aggregate accounted for

89% of the total theatrical P&A. In the prior year’s period, Bug, Bratz: The Movie, Delta Farce, The Condemned and Slow Burn individually represented between 4% and 9% of total theatrical P&A and, in the aggregate, accounted for 28% of total theatrical P&A, and each contributed less than 3% of total theatrical revenue and, in the aggregate, contributed less than 10% of total theatrical revenue.

Home entertainment distribution and marketing costs on motion pictures and television product in this period of $174.6 million increased $26.2 million, or 17.7%, compared to $148.4 million in the prior year’s period. The increase in home entertainment distribution and marketing costs is mainly due to the increase in revenue in the current period compared to the prior year’s period.

Home entertainment distribution and marketing costs as a percentage of home entertainment revenues was 39.7% and 41.7% in the current period and prior year’s period, respectively.

International distribution and marketing expenses in this period includes $31.2 million of distribution and marketing costs from Lionsgate UK, compared to $29.2 million in the prior year’s period.

General and Administrative Expenses

The following table sets forth general and administrative expenses by segment for the nine months ended December 31, 2008 and 2007:

	Nine Months	Nine Months
	Ended	Ended
	December 31,	December 31,	Increase (Decrease)
	2008	2007	Amount	Percent
	(Amounts in millions)

General and Administrative Expenses
Motion Pictures	$36.5	$29.5	$7.0	23.7%
Television	8.5	4.6	3.9	84.8%
Corporate	51.4	46.6	4.8	10.3%

	$96.4	$80.7	$15.7	19.5%

General and administrative expenses as a percentage of revenue	9.6%	9.5%

The increase in general and administrative expenses of the motion pictures segment of $7.0 million, or 23.7%, is primarily due to an increase in general and administrative expenses associated with our recent acquisitions, increases in salaries and related expenses and increases in other overhead costs primarily related to rents and facility expenses, offset by capitalized film production costs that are directly attributable to motion picture productions. The following table sets forth the change in general and administrative expenses for the motion picture reporting segment for the nine months ended December 31, 2008 and 2007:

	Nine Months	Nine Months
	Ended	Ended
	December 31,	December 31,	Increase
	2008	2007	(Decrease)
	(Amounts in millions)

General and Administrative Expenses Motion Pictures
Mandate Pictures (acquired September 2007)	$4.2	$1.4	$2.8
Maple Pictures (consolidated July 2007)	3.4	1.4	2.0
Lions Gate UK	4.5	3.6	0.9
Salaries and related expenses	21.5	18.2	3.3
Other overhead	8.5	7.0	1.5
Capitalized film production costs	(5.6)	(2.1)	(3.5)

	$36.5	$29.5	$7.0

Capitalized film production costs, which increased $3.5 million in the current period compared to the prior year’s period, consisted of an increase of $2.2 million of film production costs associated with pictures produced by Mandate Pictures and the remaining $1.3 million was from other salaries and related expenses, and other general overhead cost increases directly attributable to motion picture productions.

The increase in general and administrative expenses of the television segment of $3.9 million, is due to other general and administrative expense increases related to our Debmar-Mercury subsidiary of $1.1 million, additional costs associated with the start up of our Asian television venture of $1.5 million and an increase in other general overhead costs primarily related to salaries and related expenses and rents and facility expenses. In the current period, $4.6 million of television production overhead was capitalized of which $1.3 million was associated with productions of our new reality television venture compared to $3.0 million in the prior year’s period.

The increase in corporate general and administrative expenses of $4.8 million, or 10.3%, is primarily due to an increase in salaries and related expenses of approximately $4.7 million, an increase in stock-based compensation of approximately $0.1 million, an increase in other general overhead costs primarily related to rents and facility expenses of $2.2 million, offset by a decrease in transactional and consulting related professional fees of approximately $2.2 million. The increase in salaries and related expenses of $4.7 million was partly due to higher salaries and increases in the number of full-time employees.

The following table sets forth stock based compensation expense (benefit) for the nine months ended December 31, 2008 and 2007:

	Nine Months	Nine Months
	Ended	Ended
	December 31,	December 31,	Increase (Decrease)
	2008	2007	Amount	Percent
	(Amounts in millions)

Stock Based Compensation Expense (Benefit):
Stock options	$2.4	$2.5	$(0.1)	(4.0)%
Restricted share units	9.2	7.6	1.6	21.1%
Stock appreciation rights	(3.3)	(1.9)	(1.4)	73.7%

	$8.3	$8.2	$0.1	1.2%

At December 31, 2008, as disclosed in Note 13 to the unaudited condensed consolidated financial statements, there were unrecognized compensation costs of approximately $23.9 million related to stock options and restricted share units previously granted, including annual installments of share grants that were subject to performance targets, which will be expensed over the remaining vesting periods. At December 31, 2008, 1,056,548 shares of restricted share units have been awarded to four key executive officers, the vesting of which will be subject to performance targets to be set annually by the Compensation Committee of the Board of Directors of the Company. These restricted share units will vest in three, four, and five annual installments assuming annual performance targets have been met. The fair value of the 1,056,548 shares whose future annual performance targets have not been set was $5.8 million, based on the market price of the Company’s common shares as of December 31, 2008. The market value will be remeasured when the annual performance criteria are set and the value will be expensed over the remaining vesting periods once it becomes probable that the performance targets will be satisfied.

Depreciation and Other Expenses (Income)

Depreciation of $3.6 million this period increased $0.7 million, or 24.1%, from $2.9 million in the prior year’s period.

Interest expense of $13.8 million this period increased $1.6 million, or 13.1%, from $12.2 million in the prior year’s period.

Interest and other income was $5.1 million this period, compared to $8.9 million in the prior year’s period. Interest and other income this period was earned on the cash balance and restricted investments held during the nine months ended December 31, 2008.

Gain on sale of equity securities was nil for the current nine-month period, compared to $2.9 million in the prior year’s period primarily from the sale of shares in Magna, an Australian film distributor.

Gain on extinguishment of debt was $3.5 million for the current nine-month period, resulting from the repurchase of $9.0 million of the 3.625% Notes, compared to nil in the prior year’s period.

The Company’s equity interests in this period included a $3.8 million loss from the Company’s 33.33% equity interest in FEARnet, a loss of $1.4 million from the Company’s 42% equity interest in Break.com, a $0.2 million loss from the Company’s 43% equity interest in Roadside, and a $0.5 million loss from the Company’s 28.57% equity interest in EPIX. For the nine months ended December 31, 2007, equity interests included a $3.2 million loss from the Company’s 33.33% equity interest in FEARnet, a $0.1 million loss from the Company’s 10% equity interest in Maple Pictures, income of less than $0.1 million from the Company’s 42% equity interest in Break.com, a loss of less than $0.1 from the Company’s 43% equity interest in Roadside, and income of less than $0.1 from the Company’s 50% equity interest in Elevation.

The Company had an income tax expense of $1.3 million, or (1.0%) of loss before income taxes in the nine months ended December 31, 2008, compared to an expense of $2.1 million, or (2.1%) of loss before income taxes in the nine months ended December 31, 2007. The tax expense reflected in the current period is primarily attributable to U.S. and Canadian income taxes and foreign withholding taxes. The Company’s actual annual effective tax rate will differ from the statutory federal rate as a result of several factors, including changes in the valuation allowance against net deferred tax assets, non-temporary differences, foreign income taxed at different rates, and state and local income taxes. Income tax loss carryforwards, subject to certain limitations that may prevent the Company from fully utilizing them, amount to approximately $70.8 million for U.S. federal income tax purposes available to reduce income taxes over twenty years, $46.2 million for U.S. state income tax purposes available to reduce income taxes over future years with varying expirations, $21.6 million for Canadian income tax purposes available to reduce income taxes over 19 years with varying expirations, and $19.8 million for UK income tax purposes available indefinitely to reduce future income taxes.

Net loss for the nine months ended December 31, 2008 was $134.4 million, or basic and diluted net loss per common share of $1.15 on 117.0 million weighted average shares outstanding. This compares to net loss for the nine months ended December 31, 2007 of $103.8 million or basic and diluted net loss per common share of $0.88 on 118.4 million weighted average common shares outstanding.

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

In December 2008, the Company repurchased $9.0 million of the 3.625% Notes for $5.3 million plus $0.1 million in accrued interest, resulting in a gain of $3.5 million. As a result of this repurchase, the Company wrote off an additional $0.1 million of deferred financing costs associated with the 3.625% Notes.

Amended Credit Facility.  In July 2008, the Company entered into an amended credit facility which provides for a $340 million secured revolving credit facility, of which $30 million may be utilized by two of the Company’s wholly owned foreign subsidiaries. The amended credit facility expires July 25, 2013 and bears interest at 2.25% over the “Adjusted LIBOR” rate. At December 31, 2008, the Company had no borrowings (March 31, 2008 — nil) under the credit facility. The availability of funds under the credit facility is limited by a borrowing base and also reduced by outstanding letters of credit, which amounted to $22.7 million at December 31, 2008. At December 31, 2008, there was $317.3 million available under the amended credit facility. The Company is required to pay a monthly commitment fee based upon 0.50% per annum on the total credit facility of $340 million less the amount drawn. This amended credit facility amends and restates the Company’s original $215 million credit facility. Obligations under the credit facility are secured by collateral (as defined) granted by the Company and certain subsidiaries of the Company, as well as a pledge of equity interests in certain of the Company’s subsidiaries. The amended credit facility contains a number of affirmative and negative covenants that, among other things, require the Company to satisfy certain financial covenants and restrict the ability of the Company to incur additional debt, pay dividends and make distributions, make certain investments and acquisitions, repurchase its stock and prepay certain indebtedness, create liens, enter into agreements with affiliates, modify the nature of its business, enter into sale-leaseback transactions, transfer and sell material assets and merge or consolidate.

Theatrical Slate Participation.  On May 25, 2007, the Company closed a theatrical slate participation arrangement, as amended on January 30, 2008. Under this arrangement, Pride Pictures, LLC (“Pride”), an unrelated entity, would participate in, generally, 50% of the Company’s production, acquisition, marketing and distribution costs of theatrical feature films up to an aggregate of approximately $196 million, net of transaction costs. The funds available from Pride were generated from the issuance by Pride of $35 million of subordinated debt instruments, $35 million of equity and $134 million from a senior revolving credit facility, which is subject to a borrowing base. The borrowing base calculation is generally based on 90% of the estimated ultimate amounts due to Pride on previously released films, as defined in the applicable agreements. The Company was not a party to the Pride debt obligations or their senior credit facility, and provided no guarantee of repayment of these obligations. The percentage of the contribution varied on certain pictures. Pride participated in a pro rata portion of the pictures’ net profits or losses similar to a co-production arrangement based on the portion of costs funded. The Company continued to distribute the pictures covered by the arrangement with a portion of net profits after all costs and the Company’s distribution fee being distributed to Pride based on their pro rata contribution to the applicable costs similar to a back-end participation on a film. The administrative agent for Pride’s senior lenders under the senior credit facility has taken the position that the senior lenders no longer have an obligation to continue to fund under the senior credit facility because the conditions precedent to funding set forth in the senior credit facility cannot be satisfied. The representative for the Pride equity and the Pride mezzanine investors have not yet taken a position as to the validity of the administrative agent’s assertion, and until this is resolved, all parties have reserved their respective rights. As a consequence, Pride did not purchase the pictures The Spirit or My Bloody Valentine 3-D and it is unknown whether Pride will purchase any additional pictures. In the event that Pride does not meet its funding requirements under this arrangement, the Company believes that it will be able to sufficiently fund future theatrical slates.

Société Générale de Financement du Québec.  On July 30, 2007, the Company entered into a four-year filmed entertainment slate participation agreement with SGF, the Québec provincial government’s investment arm. SGF will provide up to 35% of production costs of television and feature film productions produced in Québec for a four-year period for an aggregate participation of up to $140 million, and the Company will advance all amounts necessary to fund the remaining budgeted costs. The maximum aggregate of budgeted costs over the four-year period will be $400 million, including the Company’s portion, but no more than $100 million per year. In connection with this agreement, the Company and SGF will proportionally share in the proceeds derived from the productions after the Company deducts a distribution fee, recoups all distribution expenses and releasing costs, and pays all applicable third party participations and residuals. At December 31, 2008, $124.5 million was available to be provided by SGF under the terms of the arrangement.

Filmed Entertainment Backlog.  Backlog represents the amount of future revenue not yet recorded from contracts for the licensing of films and television product for television exhibition and in international markets. Backlog at December 31, 2008 and March 31, 2008 is $442.4 million and $437.4 million, respectively.

Cash Flows Used in Operating Activities.  Cash flows used in operating activities for the nine months ended December 31, 2008 were $95.9 million compared to cash flows used in operating activities in the nine months ended December 31, 2007 of $91.2 million. The increase in cash used in operating activities was primarily due to increases in investment in films and television programs, decreases in cash provided by changes in accounts payable and accrued liabilities, participation and residuals, and deferred revenue, and a higher net loss generated in the nine months ended December 31, 2008, offset by decreases in accounts receivable and a higher amortization of films and television programs.

Cash Flows Provided by/Used in Investing Activities.  Cash flows used in investing activities of $51.1 million for the nine months ended December 31, 2008 consisted of $6.5 million for purchases of property and equipment, $15.9 million for the investment in equity method investees and $28.8 million for increases in loans made to a third party producer and Break.com. Cash flows provided by investing activities of $202.1 million in the nine months ended December 31, 2007 included net proceeds from the sale of $256.6 million of investments available-for-sale, offset by $2.7 million for purchases of property and equipment, $6.5 million for the investment in equity method investees, $5.9 million for increases in loans made to Break.com and to Mandate Pictures before the acquisition date, and $41.2 million for the acquisition of Mandate Pictures, net of cash acquired.

Cash Flows Provided by/Used in Financing Activities.  Cash flows used in financing activities of $89.4 million for the nine months ended December 31, 2008 resulted from increased production obligations of $126.4 million and the exercise of stock options of $2.9 million, offset by $165.3 million payment of production obligations, $45.0 million paid for the repurchase of the Company’s common shares, $3.1 million paid for tax withholding requirements associated with the vesting of shares, and $5.3 million paid for the redemption of $9.0 million of the Company’s subordinated notes. Cash flows provided by financing activities of $19.5 million in the nine months ended December 31, 2007 consisted of cash received from borrowings of $135.0 million and the exercise of stock options of $0.9 million, offset by $91.3 million repayment of production obligations, $20.3 million paid for the repurchase of the Company’s common shares, and $4.7 million paid for tax withholding requirements associated with the vesting of shares.

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

In January 2009, the Company entered into an Equity Purchase Agreement (the “Equity Purchase Agreement”) with Gemstar-TV Guide International, Inc. (“Gemstar”), TV Guide Entertainment Group, Inc. (“TVGE”), its parent company, UV Corporation and Macrovision Solutions Corporation (“Macrovision”), the ultimate parent company of Gemstar, TVGE and UV Corporation, for the purchase by the Company from UV Corporation of all of the issued and outstanding equity interests of TVGE for approximately $255 million in cash and assumed liabilities, subject to working capital and other indebtedness adjustments, to be measured at closing, which is expected to be on or about February 28, 2009. In connection with the transaction, Gemstar will also transfer, assign and license to the Company certain assets related to the TV Guide Network and the TV Guide Online (tvguide.com) business. The Company anticipates funding this acquisition through cash on hand and available funds.

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

Future commitments under contractual obligations as of December 31, 2008 are as follows:

	Year Ended March 31,
	2009	2010	2011	2012	2013	Thereafter	Total
	(Amounts in thousands)

Future annual repayment of debt and other financing obligations as of December 31, 2008
Production obligations(1)	$32,483	$93,364	$44,426	$29,988	$—	$8,758	$209,019
Interest payments on subordinated notes and other financing obligations	2,680	10,720	10,720	10,720	10,450	122,882	168,172
Subordinated notes and other financing obligations	—	—	—	—	3,718	316,000	319,718

	$35,163	$104,084	$55,146	$40,708	$14,168	$447,640	$696,909
Contractual commitments by expected repayment date
Film obligations(1)	$88,124	$—	$—	$—	$—	$—	$88,124
Distribution and marketing commitments(2)	20,636	28,759	25,200	—	—	—	74,595
Minimum guarantee commitments(3)	36,747	76,663	61,152	3,450	1,000	—	179,012
Production obligation commitments(3)	1,627	17,490	3,448	—	—	—	22,565
Operating lease commitments	2,165	8,850	8,243	4,406	2,294	2,095	28,053
Other contractual obligations	2,717	19,257	221	185	—	—	22,380
Employment and consulting contracts	9,331	29,186	15,889	5,213	1,624	1,189	62,432

	$161,347	$180,205	$114,153	$13,254	$4,918	$3,284	$477,161

Total future commitments under contractual obligations	$196,510	$284,289	$169,299	$53,962	$19,086	$450,924	$1,174,070

(1)	Film and production obligations include minimum guarantees, theatrical marketing obligations and production obligations as disclosed in Note 7 of our unaudited condensed consolidated financial statements. Repayment dates are based on anticipated delivery or release date of the related film or contractual due dates of the obligation.

(2)	Distribution and marketing commitments represent contractual commitments for future expenditures associated with distribution and marketing of films which the Company will distribute. The payment dates of these amounts are primarily based on the anticipated release date of the film.

(3)	Minimum guarantee commitments represent contractual commitments related to the purchase of film rights for future delivery. Production obligation commitments represent amounts committed for future film production and development to be funded through production financing and recorded as a production obligation liability. Future payments under these obligations are based on anticipated delivery or release dates of the related film or contractual due dates of the obligation. The amounts include future interest payments associated with the obligations.

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

Currency Rate Risk.  The Company enters into forward foreign exchange contracts to hedge its foreign currency exposures on future production expenses denominated in Canadian dollars. As of December 31, 2008, the Company did not have outstanding forward foreign exchange contracts. Changes in the fair value representing a net unrealized fair value gain on foreign exchange contracts that qualified as effective hedge contracts outstanding during the three and nine months ended December 31, 2008 amounted to nil and $0.1 million and are included in accumulated other comprehensive income (loss), a separate component of shareholders’ equity. During the three and nine months ended December 31, 2008, the Company completed foreign exchange contracts denominated in Canadian dollars, including a contract that did not qualify as an effective hedge. The net gains (losses) resulting from the completed contracts were less than $(0.1) million and less than $0.1 million, respectively. These contracts are entered into with a major financial institution as counterparty. The Company is exposed to credit loss in the event of nonperformance by the counterparty, which is limited to the cost of replacing the contracts, at current market rates. The Company does not require collateral or other security to support these contracts.

Interest Rate Risk.  Our principal risk with respect to our debt is interest rate risk. We currently have minimal exposure to cash flow risk due to changes in market interest rates related to our outstanding debt and other financing obligations. Our credit facility has a nil balance at December 31, 2008. Other financing obligations subject to variable interest rates include $116.6 million owed to film production entities on delivery of titles.

The table below presents repayments and related weighted average interest rates for our interest-bearing debt and production obligations and subordinated notes and other financing obligations as of December 31, 2008.

	Year Ended March 31,
	2009	2010	2011	2012	2013	Thereafter	Total
	(Amounts in thousands)

Revolving Credit Facility:
Variable(1)	$—	$—	$—	$—	$—	$—	$—
Production Obligations:
Variable(2)	33,202	75,953	7,416	—	—	—	116,571
Fixed(3)	—	—	—	—	—	8,758	8,758
Subordinated Notes and Other Financing Obligations:
Fixed(4)	—	—	—	—	—	150,000	150,000
Fixed(5)	—	—	—	—	—	166,000	166,000
Fixed(6)	—	—	—	—	3,718	—	3,718

	$33,202	$75,953	$7,416	$—	$3,718	$324,758	$445,047

(1)	Revolving credit facility, which expires July 25, 2013 and bears interest at 2.25% over the Adjusted LIBOR rate. At December 31, 2008, the Company had no borrowings under this facility.

(2)	Amounts owed to film production entities on anticipated delivery date or release date of the titles or the contractual due dates of the obligation. Production obligations of $116.6 million incur interest at rates ranging from approximately 1.94% to 4.25%. Not included in the table above are approximately $83.7 million of production obligations which are non-interest bearing.

(3)	Long term production obligations of $8.8 million with a fixed interest rate equal to 2.50%.

(4)	2.9375% Notes with fixed interest rate equal to 2.9375%.

(5)	3.625% Notes with fixed interest rate equal to 3.625%.

(6)	Other financing obligation with fixed interest rate equal to 8.02%.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of December 31, 2008, the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures were effective as of December 31, 2008.

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

Substantial leverage could adversely affect our financial condition.  Historically, we have been highly leveraged and may be highly leveraged in the future. We have access to capital through our $340 million credit facility with JPMorgan Chase Bank, N.A. and a balance under letters of credit for $22.7 million. In addition, we have $316 million Convertible Senior Subordinated Notes outstanding, with $150 million maturing October 15, 2024 and $166 million maturing March 15, 2025. At March 31, 2008, we had approximately $371.6 million in cash and cash equivalents. We have currently drawn down on $255 million of our credit facility, and could borrow additional or all of the permitted amount in the future. The amount we have available to borrow under this facility depends upon our borrowing base, which in turn depends on the value of our existing library of films and television programs, as well as accounts receivable and cash held in collateral accounts. If several of our larger motion picture releases are commercial failures or our library declines in value, our borrowing base could decrease. Such a decrease could have a material adverse effect on our business, results of operations and financial condition. For example, it could:

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

The following updates the risk factor entitled “We face risks related to our theatrical slate financing arrangement” in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended March 31, 2008.

We face risks related to our theatrical slate financing arrangement.  On May 25, 2007, the Company closed a theatrical slate funding agreement through a series of agreements, as amended on January 30, 2008. Under this arrangement, Pride, an unrelated entity, generally funded 50% of the Company’s production, acquisition, marketing and distribution costs of theatrical feature films up to an aggregate of approximately $196 million, net of transaction costs. The funds available from Pride were generated from the issuance by Pride of $35 million of subordinated debt instruments, $35 million of equity and $134 million from a senior credit facility, which was subject to a borrowing base. The percentage of the contribution varied on certain pictures. Pride participated in a pro rata portion of the pictures net profits or losses similar to a co-production arrangement based on the portion of costs funded. The Company distributed the pictures covered by the arrangement with a portion of net profits after all costs and the Company’s distribution fee being distributed to Pride based on their pro rata contribution to the applicable costs similar to a back-end participation on a film.

The funding obligations were subject to a borrowing base calculation and certain conditions precedent. The administrative agent for the senior lenders under the facility has taken the position that the senior lenders no longer have an obligation to continue to fund under the facility because the conditions precedent to funding set forth in the facility cannot be satisfied. The representative for Pride has not yet taken a position as to the validity of the administrative agent’s assertion. As a consequence, it is unknown whether Pride will purchase any additional pictures. While the Company believes that it will be able to sufficiently fund future theatrical slates in the event that Pride does not meet its funding requirements under this arrangement, the lack of funding may create a material adverse effect on the Company’s results of operations and financial conditions.

The following updates the risk factor entitled “We must successfully respond to rapid technological changes and alternative forms of delivery or storage to remain competitive” in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended March 31, 2008.

We must successfully respond to rapid technological changes and alternative forms of delivery or storage to remain competitive.

The entertainment industry in general and the motion picture and television industries in particular continue to undergo significant technological developments. Advances in technologies or alternative methods of product delivery or storage or certain changes in consumer behavior driven by these or other technologies and methods of delivery and storage could have a negative effect on our business. Examples of such advances in technologies include video-on-demand, new video formats, including release of titles in high-definition Blu-Ray Disc format, and downloading and streaming from the internet. An increase in video-on-demand could decrease home video rentals. In addition, technologies that enable users to fast-forward or skip advertisements, such as digital video recorders, may cause changes in consumer behavior that could affect the attractiveness of our products to advertisers, and could therefore adversely affect our revenues. Similarly, further increases in the use of portable digital devices that allow users to view content of their own choosing while avoiding traditional commercial advertisements could adversely affect our revenues. Other larger entertainment distribution companies will have larger budgets to exploit these growing trends. We cannot predict how we will financially participate in the exploitation of our motion pictures and television programs through these emerging technologies or whether we have the right to do so for certain of our library titles. If we cannot successfully exploit these and other emerging technologies, it could have a material adverse effect on our business, results of operations and financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Repurchase of Equity Securities

The following table sets forth information with respect to shares of our common stock purchased by us during the three months ended December 31, 2008:

ISSUER PURCHASES OF EQUITY SECURITIES(1)

				(d) Approximate
				Dollar Value of
			(c) Total Number of	Shares that May Yet
	(a) Total Number		Shares Purchased as Part	Be Purchased Under
	of Shares	(b) Average Price	of Publicly Announced	the Plans or
Period	Purchased	Paid per Share	Plans or Programs	Programs

October 1, 2008 — October 31, 2008	—	—	—	$35,300,000
November 1, 2008 — November 30, 2008	38,400	$6.00	38,400	$85,080,000
December 1, 2008 — December 31, 2008	—	—	—	$85,080,000
Total	38,400	$6.00	38,400	$85,080,000

(1)	On May 31, 2007, our Board of Directors authorized the repurchase of up to $50 million of our common shares. Thereafter, (i) on May 29, 2008, as part of its regularly scheduled year-end meeting, our Board of Directors authorized the repurchase of up to an additional $50 million of our common shares, subject to market conditions, and (ii) on November 6, 2008, as part of its regularly scheduled meeting, our Board of Directors authorized the repurchase up to an additional $50 million of our common shares, subject to market conditions. The additional resolutions increased the total authorization to $150 million. The common shares may be purchased, from time to time, at the Company’s discretion, including the quantity, timing and price thereof. Such purchases will be structured as permitted by securities laws and other legal requirements. During the period from the authorization date through December 31, 2008, 6,787,310 shares have been repurchased at a cost of approximately $65.2 million (including commission costs). The share repurchase program has no expiration date.

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

Director Indemnity Agreement

On February 5, 2008, our Board of Directors approved a form of indemnity agreement (the “Form Agreement”) between us and our current and future directors. The Form Agreement, among other things, indemnifies a director under the circumstances and to the extent provided for therein, for expenses, judgments, fines and certain other amounts such director may be required to pay in actions or proceedings to which he or she is or may be made a party by reason of his or her position as a director, to the fullest extent permitted under laws of British Columbia and our Articles of Incorporation. The Form Agreement is attached hereto as Exhibit 10.62 is incorporated herein by reference.

Item 6.	Exhibits.

Exhibit
Number		Description of Documents

3	.1(1)	Articles
3	.2(2)	Notice of Articles
3	.3(2)	Vertical Short Form Amalgamation Application
3	.4(2)	Certificate of Amalgamation
10	.54(3)	Amendment of Employment Agreement between the Company and Jon Feltheimer dated October 8, 2008.
10	.55(4)	Equity Purchase Agreement dated January 5, 2009, by and among Lions Gate Entertainment, Inc., Gemstar-TV Guide International, Inc., TV Guide Entertainment Group, Inc., UV Corporation and Macrovision Solutions Corporation.
10	.56(5)	Employment Agreement between the Company and James Keegan dated January 14, 2009.
10.57		Amended and Restated Employment Agreement between the Company and Jon Feltheimer dated December 15, 2008.
10.58		Amended and Restated Employment Agreement between the Company and Michael Burns dated December 15, 2008.
10.59		Amended and Restated Employment Agreement between the Company and Steven Beeks dated December 15, 2008.
10.60		Amended and Restated Employment Agreement between the Company and James Keegan dated December 15, 2008.
10.61		Amended and Restated Employment Agreement between the Company and Wayne Levin dated December 15, 2008.
10.62		Form of Director Indemnity Agreement.
31.1		Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005 as filed on June 29, 2005.

(2)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007 as filed on May 30, 2007.

(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 14, 2008.

(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 9, 2009 (filed as Exhibit 10.54).

(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 16, 2009 (filed as Exhibit 10.55).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIONS GATE ENTERTAINMENT CORP.

By:	/s/ James Keegan
Name:     James Keegan

Title:	Duly Authorized Officer and Chief Financial Officer

Date: February 9, 2009