Form 10-K
period 2009-03-31
LIONS GATE ENTERTAINMENT CORP /CN/
filed 2009-06-01
CIK 929351

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2009
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
None

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐       No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act.  Yes ☐       No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑       No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐       No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐       No ☑
     The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 30, 2008 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $1,014,150,710, based on the closing sale price as reported on the New York Stock Exchange.
     As of May 22, 2009, 117,032,091 shares of the registrant’s no par value common shares were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A and relating to the registrant’s 2009 annual meeting of shareholders are incorporated by reference into Part III.

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

PART I
ITEM 1.   BUSINESS.
Overview
     Lions Gate Entertainment Corp. (“Lionsgate,” the “Company,” “we,” “us” or “our”) is the leading next generation studio with a diversified presence in the production and distribution of motion pictures, television programming, home entertainment, family entertainment, video-on-demand and digitally delivered content.
     We have released approximately 18 to 20 motion pictures theatrically per year for the last three years, which include films we develop and produce in-house, as well as films that we acquire from third parties. In fiscal 2010, we intend to release approximately 10 to 12 motion pictures theatrically. Additionally, we have produced approximately 69 hours of television programming on average for the last three years, primarily prime time television series for the cable and broadcast networks. In fiscal 2010, we intend to produce approximately 70 hours of television programming.
     We currently distribute our library of approximately 8,000 motion picture titles and approximately 4,000 television episodes and programs directly to retailers, video rental stores, and pay and free television channels in the United States (the “U.S.”), Canada, the United Kingdom (the “UK”) and Ireland, through various digital media platforms, and indirectly to other international markets through our subsidiaries and various third parties. We also plan to distribute our library through our newest platforms, TV Guide Network and TV Guide Online.
     In order to maximize our profit, we attempt to maintain a disciplined approach to acquisition, production and distribution of projects by balancing our financial risks against the probability of commercial success for each project. A key element of this strategy is to invest in or acquire individual properties, including films and television programs, libraries, and entertainment studios and companies which enhance our competitive position in the industry, generate significant long-term returns and build a diversified foundation for future growth. As part of this strategy, we have acquired, integrated and/or consolidated into our business the following:
•	TV Guide Network, one of the 30 most widely distributed general entertainment cable networks in the U.S., including TV Guide Network On Demand and TV Guide Online (www.tvguide.com), a leading online navigational tool and provider of television listings and video and other entertainment content (acquired in February 2009 and an interest sold in May 2009);

•	Mandate Pictures, LLC (“Mandate Pictures”), a worldwide independent film producer, financier and distributor (acquired in September 2007);

•	Maple Pictures Corp. (“Maple Pictures”), a Canadian film, television and home video distributor (effective in July 2007);

•	Debmar-Mercury, LLC (“Debmar-Mercury”), a leading independent syndicator of film and television packages (acquired in July 2006);

•	Redbus Film Distribution Ltd. and Redbus Pictures (collectively, “Redbus” and currently, Lions Gate UK Ltd. (“Lionsgate UK”)), an independent UK film distributor, which provides us the ability to self-distribute our motion pictures in the UK and Ireland and included the acquisition of the Redbus library of approximately 130 films (acquired in October 2005);

•	Certain of the film assets and accounts receivable of Modern Entertainment, Ltd., a licensor of film rights to DVD distributors, broadcasters and cable networks (acquired in August 2005);

•	Artisan Entertainment, Inc. (“Artisan Entertainment”), a diversified motion picture, family and home entertainment company (acquired in December 2003); and

•	Trimark Holdings, Inc., a worldwide distributor of entertainment content (acquired in October 2000).
     As part of this strategy, we also have acquired ownership interests in the following:
•	Horror Entertainment, LLC (“FEARnet”), a multiplatform programming and content service provider (acquired in October 2006);

•	NextPoint, Inc. (“Break.com”), an online video entertainment service provider (acquired in June 2007);

•	Roadside Attractions, LLC (“Roadside”), an independent theatrical distribution company (acquired in July 2007);

•	Elevation Sales Limited (“Elevation”), a UK based home entertainment distributor (acquired in July 2007); and

•	Studio 3 Partners LLC (“EPIX”), a joint venture entered into to create a premium television channel and subscription video-on-demand service (entered into in April 2008).
     All of our investments and acquisitions support our strategy of diversifying our company in an attempt to create a multiplatform global industry leader in entertainment.
     Our Industry
     Motion Pictures
     General.  According to the Motion Picture Association of America’s U.S. Theatrical Market: 2008 Statistics, domestic box office grew to another historic high of approximately $9.8 billion in 2008, compared to approximately $9.6 billion in 2007, a 1.7% increase. Although it fluctuates from year to year, the domestic motion picture exhibition industry has generally grown in revenues and attendance over the past 10 years. Worldwide box office, which has grown approximately 17% in the past five years, also reached an all time high of approximately $28.1 billion in 2008, compared to approximately $26.7 billion in 2007, a 5.2% increase. Domestic theatrical admissions were approximately 1.4 billion in 2008, down 2.6% from 2007.
     Competition.  Major studios have historically dominated the motion picture industry. The term “major studios” is generally regarded in the entertainment industry to mean Paramount Pictures Corporation, Sony Pictures Entertainment, Inc., Twentieth Century Fox Film Corp., Universal Pictures, Walt Disney Studios Motion Pictures and Warner Bros. Entertainment, Inc. These studios have historically produced and distributed the majority of theatrical motion pictures released annually in the U.S.
     Competitors less diversified than the “major studios” include DreamWorks Animation SKG, Inc. and Metro-Goldwyn-Mayer Studios Inc (“MGM”). These “independent” motion picture production companies, including many smaller production companies, have also played an important role in the worldwide feature film market. Independent films have gained wider market approval and increased share of overall box office receipts in recent years. Lionsgate is a diversified next generation studio that competes directly with both major studios and independents in its various businesses, although it operates with a different business model and cost structure than the major studios.
     Product Life Cycle.  In general, the economic life of a motion picture consists of its exploitation in theaters and in ancillary markets such as home entertainment, pay-per-view, digital rentals, pay television, broadcast television, foreign and other markets. Successful motion pictures may continue to play in theaters for more than three months following their initial release. Concurrent with their release in the U.S., motion pictures are generally released in Canada and may also be released in one or more other foreign markets. After the initial theatrical release, distributors seek to maximize revenues by releasing movies in sequential release date windows, which are generally exclusive against other non-theatrical distribution channels:
Typical Film Release Windows*

	Months After	Approximate
Release Period	Initial Release	Release Period
Theatrical	—	0-3 months
Home entertainment/DVD/Blu-ray/digital (1st cycle)	3-6 months	1-3 months
Video-on-demand, pay-per-view and digital rental	4-8 months	3-4 months
Pay television	9-12 months**	18 months
Network (free and basic)	27-30 months	48-72 months
Licensing and merchandising	Concurrent	Ongoing
All international releasing	Concurrent	Ongoing

*	These patterns may not be applicable to every film, and may change with the emergence of new technologies.

**	First pay television window.

Home Entertainment
     Home entertainment distribution involves the marketing, promotion and sale and/or lease of DVDs and Blu-ray discs to wholesalers and retailers who then sell or rent the DVDs and Blu-ray discs to consumers for private viewing and through various digital media platforms (i.e., electronic sell-through or “EST”). Past growth in the home entertainment sector has been driven by increased DVD and Blu-ray penetration, although 2008 marked a year of declined consumer spend for home entertainment. According to estimates from Adams Media Research, packaged home entertainment spend totaled just under $23 billion in 2008, down 6% from 2007, with about 100 million DVD households in the U.S. at year end.  Declining box office-to-DVD conversion rates and weakness in the overall economy have been cited as reasons for this decline in spend.   However, growth is anticipated to resume in upcoming years from Blu-ray and other technological enhancements including EST, enhanced video and audio quality, and special features such as inclusion of previously-deleted scenes, film commentaries and “behind the scenes” footage. The continued increase in digital delivery of content is also expected to foster long-term growth of the overall home entertainment business.
Television Programming
     The market for television programming is composed primarily of the broadcast television networks (such as ABC, CBS, CW, Fox and NBC), pay and basic cable networks (such as AMC, HBO, MTV, Showtime, Starz, TV Guide Network, VH1 and USA Network) and syndicators of first-run programming (such as Sony Pictures Television, CBS Paramount Distribution and ABC Studios) which license programs on a station-by-station basis. Continued growth in the cable and satellite television markets has driven increased demand for nearly all genres of television programming. Key drivers will include the success of the cable industry’s bundled services, increased average revenue per user, reduced number of participants discontinuing services and accelerated ad spend growth. Increased capacity for channels on upgraded digital cable systems and satellite television has led to the launch of new networks seeking programming to compete with traditional broadcast networks as well as other existing networks.
Cable and Satellite Television Distribution
      The cable and satellite television industry is comprised primarily of cable and satellite multiple system operators (“MSOs”) that provide cable and satellite television service to their subscribers, and cable and satellite channels that provide programming content to the system operators for distribution to their subscribers. The operators generally pay a per subscriber carriage fee for the right to distribute a channel on their system with the highest fees going to those channels with the most viewers. Operators seek to create a mix of channels that will be attractive to their subscriber base to gain new subscribers and to reduce subscriber turnover. Cable and satellite channels are generally more clearly branded than broadcast networks and provide content that reflects those brands. Branding helps the channels target a more specific demographic so that they can better attract advertisers seeking to reach that audience.
Digital Media
     Growth in the digital market and EST has been driven, in part, by broadband penetration. According to MAGNA Global, in 2008, over 73 million American households used broadband to access the internet. In 2008, Adams Media Research reported that industry-wide revenue from digital delivery and EST grew a sharp 79% as broadband technology proliferated, consumer acceptance increased, and content distributors refined their models. The increase in broadband penetration will further aid in the growth of digital revenue for the home entertainment business.
The Company
Recent Developments
     Theatrical Slate Participation. On May 29, 2009, Lions Gate Entertainment Inc. (“LGEI“) and Lions Gate Films, Inc. (“LGF”), both wholly-owned subsidiaries, terminated our theatrical slate participation arrangement with Pride Pictures, LLC (“Pride”), an unrelated entity. The arrangement was evidenced by, among other documents, that certain Master Covered Picture Purchase Agreement (the “Master Picture Purchase Agreement”) between LGF and LG Film Finance I, LLC (“FilmCo”) and that certain Limited Liability Company Agreement (the “FilmCo Operating Agreement”) for FilmCo by and between LGEI and Pride, each dated as of May 25, 2007 and amended on January 30, 2008. Under the arrangement, Pride contributed, in general, 50% of our production, acquisition, marketing and distribution costs of theatrical feature films and participated in a pro rata portion of the pictures’ net profits or losses similar to a co-production arrangement based on the portion of costs funded.. Amounts provided from Pride were reflected as a participation liability. In late 2008, the administrative agent for the senior lenders under Pride’s senior credit facility took the position, among others, that the senior lenders did not have an obligation to continue to fund under the senior credit facility because the conditions precedent to funding set forth in the senior credit facility could not be satisfied. The Company was not a party to the credit facility. Consequently, Pride did not purchase the pictures The Spirit, My Bloody Valentine 3-D and Madea Goes To Jail. Thereafter, on April 20, 2009, after failed attempts by us to facilitate a resolution, we gave FilmCo and Pride notice that FilmCo, through Pride’s failure to make capital contributions, was in default of the Master Picture Purchase Agreement. On May 5, 2009, the representative for the Pride equity and the Pride mezzanine investor responded that the required amount was fully funded and that it had no further obligations to make any additional capital contributions. Consequently, on May 29, 2009, we gave notice of termination of the Master Picture Purchase Agreement.
   Refinancing Exchange. On April 20, 2009, Lions Gate Entertainment Inc. (“LGEI”), our wholly-owned subsidiary, entered into Refinancing Exchange Agreements (the “Refinancing Exchange Agreements”) with certain existing holders of LGEI’s 3.625% convertible senior subordinated secured notes due 2025 (the “Existing Notes”). Pursuant to the terms of the Refinancing Exchange Agreements, holders of the Existing Notes exchanged approximately $66.6 million aggregate principal amount of Existing Notes for new 3.625% convertible senior subordinated secured notes due 2025 (the “New 3.625% Notes”) that were issued by LGEI in the same aggregate principal amount under a new indenture (the “Indenture”) entered into by us, as guarantor, by LGEI and by an indenture trustee thereunder. LGEI will pay interest on the New 3.625% Notes on March 15 and September 15 of each year, beginning on September 15, 2009. The New 3.625% Notes will mature on March 15, 2025. The New 3.625% Notes may be converted into our common shares at any time before maturity, redemption or repurchase. In addition, under certain circumstances upon a “change in control,” the holders of the New 3.625% Notes will be entitled to receive a make whole premium. The initial conversion rate of the New 3.625% Notes is 121.2121 common shares per $1,000 principal amount of notes (equivalent to a conversion price of approximately $8.25 per common share) subject to adjustment in certain circumstances. On or after March 15, 2015, LGEI may redeem the New 3.625% Notes, in whole or in part, at a price equal to 100% of the principal amount of the New 3.625% Notes to be redeemed, plus accrued and unpaid interest and additional interest, if any, to, but excluding, the date of redemption. LGEI may be required to repurchase the New 3.625% Notes on March 15, 2015, 2018 and 2023 or upon a “designated event,” at a price equal to 100% of the principal amount of the New 3.625% Notes to be repurchased plus accrued and unpaid interest and additional interest, if any, to, but excluding, the date of repurchase. Such dates are in each case as of a date three years later than the corresponding dates in the Existing Notes. We have fully and unconditionally guaranteed the payment of principal and interest on the New 3.625% Notes and amounts payable upon repurchase on an unsecured senior subordinated basis. The New 3.625% Notes and related guarantee will be subordinated in right of payment to the prior payment in full of LGEI’s and our senior debt. The Existing Notes are governed by the terms of an indenture dated February 24, 2005, by and among us, LGEI and an indenture trustee thereunder.
   TV Guide Network Acquisitions. In January 2009, LGEI entered into an Equity Purchase Agreement (the “Equity Purchase Agreement”) with Gemstar-TV Guide International, Inc. (“Gemstar”), TV Guide Entertainment Group, Inc. (“TVGE”), its parent company, UV Corporation and Macrovision Solutions Corporation (“Macrovision”), the ultimate parent company of Gemstar, TVGE and UV Corporation, for the purchase by LGEI from UV Corporation of all of the issued and outstanding equity interests of TVGE. In connection with the transaction, Gemstar and its subsidiaries transferred, assigned and licensed to LGEI certain assets related to the TV Guide Network, one of the 30 most widely distributed general entertainment cable networks in the U.S., and related assets, including TV Guide Network On Demand, and TV Guide Online (www.tvguide.com), a leading online navigational tool and provider of television listings and video and other entertainment content. The acquisition closed February 28, 2009. The Company paid approximately $241.6 million for all of the equity interest of TV Guide Network, net of an anticipated working capital adjustment, assumed a capital lease obligation of $12.1 million in liabilities and incurred approximately $1.6 million direct transaction costs (paid to lawyers, accountants and other consultants).
   Sale of TV Guide Network Interest. On May 28, 2009, LGEI entered into a Purchase Agreement (the “Purchase Agreement”) with One Equity Partners (“OEP”), the global private equity investment arm of JPMorgan Chase, pursuant to which OEP purchased 49% of LGEI’s interest in TVGE for approximately $123 million in cash. In addition, OEP reserved the option of buying another 1% of TVGE under certain circumstances. The arrangement contains joint control rights, as evidenced in an Operating Agreement as well as customary transfer restrictions and exit rights.
   Amended Credit Facility. In July 2008, we entered into an amended credit facility which provides for a $340 million secured revolving credit facility, of which $30 million may be utilized by two of our wholly owned foreign subsidiaries. The amended credit facility expires July 25, 2013 and bears interest at 2.25% over the “Adjusted LIBOR” rate. The availability of funds under the credit facility is limited by a borrowing base and also reduced by outstanding letters of credit. We are required to pay a monthly commitment fee based upon 0.50% per annum on the total credit facility of $340 million less the amount drawn. This amended credit facility amends and restates our original $215 million credit facility. Obligations under the credit facility are secured by collateral (as defined in the credit agreement) granted by us and certain of our subsidiaries, as well as a pledge of equity interests in certain of our subsidiaries. The amended credit facility contains affirmative and negative covenants that, among other things, require us to satisfy certain financial covenants and restrict our ability to incur additional debt, pay dividends and make distributions, make certain investments and acquisitions, repurchase our stock and prepay certain indebtedness, create liens, enter into agreements with affiliates, modify the nature of our business, enter into sale-leaseback transactions, transfer and sell material assets and merge or consolidate. Under the credit facility, the Company may also be subject to an event of default upon a “change in control” (as defined in the credit facility) which, among other things, includes a person or group acquiring ownership or control in excess of 20% of our common stock.

Production
   Motion Pictures.  We have historically produced motion pictures with production budgets of $35 million or less. In fact, most of our productions have budgets of $20 million or less. Films intended for theatrical release are generally budgeted between $5 million and $35 million (although, from time to time, we have and are willing to consider larger budgets), and films intended for release directly to video or cable television are generally budgeted between $1 million and $5 million. We take a disciplined approach to film production with the goal of producing content that we can distribute to theatrical and ancillary markets, which include home video, pay and free television, on-demand services and digital media platforms, both domestically and internationally. In fiscal 2009, we produced, participated in the production of, or completed or substantially completed principal photography (the phase of film production during which most of the filming takes place) on the following motion pictures:
•	Tyler Perry’s The Family That Preys — Two matriarchs attempt to hold their respective families together in the face of betrayal and hidden secrets that come to light (released September 2008).

•	Saw V — In the fifth installment of the franchise, Detective Hoffman is seemingly the last person alive to carry on the Jigsaw legacy, but when his secret is threatened, he must go on the hunt to eliminate all loose ends (released October 2008).

•	My Bloody Valentine 3-D — A remake of the 1980’s cult classic in state-of-the-art 3-D. Ten years after a devastating coal mining accident, a string of gruesome murders plague a small Montana town (released January 2009).

•	Tyler Perry’s Madea Goes To Jail — Madea is at it again, but this time, the judges have had enough forcing Madea to learn her lesson behind bars. Regardless of the circumstances, Madea gives her riotous, trademark, never-fail advice and wisdom to her new prison friends as they learn how to let go, move on and forgive (released February 2009).

•	Crank: High Voltage — The further adventures of Chev Chelios. Chev is revived via a synthetic heart that needs to be recharged to stay beating, while trying to find who implanted it (released April 2009).
     The following motion pictures are currently in or slated for production in fiscal 2010:
•	Five Killers — An untouchable assassin quits the business when he meets the girl of his dreams. His trusting wife, however, has no idea about his past until they discover that a hit has been put on him, and that the hired killers may actually be their closest friends and neighbors. Their seemingly perfect lives flipped upside down and their marriage put to the test, they discover a new level of excitement together as they team up to find and fight the killers.

•	Saw VI — The latest installment in the most successful horror franchise of all time. Detective Hoffman has emerged as the unchallenged successor to Jigsaw’s legacy. However, when the FBI draws closer to Hoffman, he is forced to set a game into motion, and Jigsaw’s grand scheme is finally understood.

•	The Next Three Days — A thriller about a married couple leading an ordinary life with their young son until the wife is suddenly arrested for murder.

•	Tyler Perry’s I Can Do Bad All By Myself — When Madea, America’s favorite pistol-packing grandma, catches sixteen-year-old Jennifer and her two younger brothers looting her home, she decides to take matters into her own hands and delivers the young delinquents to the only relative they have: their aunt April.

•	Tyler Perry’s Why Did I Get Married Too — The sequel picks back up with the couple’s annual marriage retreat. Things have changed since the last retreat. Terry and Dianne have a son and they are happier than they have ever been, but it’s not Terry that is making Dianne happy. Pat and Gavin who generally helm the strongest marriage share a noticeable distance during the retreat. Meanwhile, Marcus and Angela are still at each others throat. Shelia whom was previously married to Mike is now married to Troy, a loving and caring man who feels very insecure when he can’t find a job to support his new wife and baby. Each couple shares their joys and pains of marriage at the same time, being there for one another through their ups and downs.

•	Warrior — A modern day Rocky: a story of two estranged brothers competing for the love of their father, the respect of their peers, the survival of their families and the redemption of their past.
     Our production team attempts to produce films with disciplined budgets that have commercial potential. First, our production division reviews hundreds of scripts, looking for material that will attract top talent (primarily actors and directors). We then actively develop such scripts, working with the major talent agencies and producers to recruit talent that appeals to the film’s target audience. We believe the commercial and/or critical success of our films should enhance our reputation and continue to give us access to top talent, scripts and projects. We often develop films in targeted niche markets in which we can achieve a sustainable competitive advantage, as evidenced by the successes of our horror films, including the Saw franchise, and our urban films, such as Tyler Perry’s Madea Goes To Jail.
     The decision whether to “greenlight” (or proceed with production of) a film is a diligent process that involves numerous key executives of the Company. Generally, the production division presents projects to a committee comprised of the heads of our production, theatrical distribution, home entertainment, international distribution, legal and finance departments. In this process, scripts are evaluated for both artistic merit and commercial viability. The committee considers the entire package, including the script, the talent that may be attached or pursued and the production division’s initial budget. They also discuss talent and story elements that could make the project more successful. Next, the heads of domestic and international distribution prepare estimates of projected revenues and the costs of marketing and distributing the film. Our finance and legal professionals then review the projections and financing options, and the committee decides whether the picture is worth pursuing by balancing the risk of a production against its potential for financial success or failure. The final “greenlight” decision is made by our corporate senior management team, headed by our President of the Motion Picture Group and our Chief Executive Officer.
     We typically seek to mitigate the financial risk associated with film production by negotiating co-production agreements (which provide for joint efforts and cost-sharing between us and one or more third-party production companies) and pre-selling international distribution rights on a selective basis (which refers to licensing the rights to distribute a film in one or more media, in one or more specific territories prior to completion of the film). We often attempt to minimize our production exposure by structuring agreements with talent that provide for them to participate in the financial success of the motion picture in exchange for reducing guaranteed amounts to be paid, regardless of the film’s success (which we refer to as “up-front payments”). In addition, we use certain Canadian tax credits, German tax structures, UK subsidy programs, domestic state tax incentives (in such states as New Mexico, Massachusetts and Pennsylvania) and other structures that may help reduce our financial risk.
     Television.  During fiscal 2009, we delivered approximately 94 episodes of domestic television programming. Domestic television programming may include one-hour and half-hour dramas, mini-series, animated series and reality and non-fiction programming. In fiscal 2010, we intend to have at least six series on the air, comprising approximately 73 episodes, and may also have mini-series and limited series slated for production.
          Series.  In fiscal 2009, we delivered the following:
• 13 episodes of the second season of the Emmy, Golden Globe and Peabody Award-winning series Mad Men, a one-hour drama starring Jon Hamm for the AMC Network;
• 13 episodes of the fourth season of the series Weeds, a half-hour comedy starring Mary-Louise Parker, Elizabeth Perkins and Kevin Nealon for Showtime;
• 13 episodes of the first season of Crash, a one-hour drama series based on the Academy Award winning Best Picture, for Starz Entertainment;
• 13 episodes of Fear Itself, a one-hour fright anthology series for NBC and FEARNet.com;
• 8 episodes of Scream Queens, a reality show for VH1;
• a pilot of Blue Mountain State, a half-hour comedy for Spike TV;
• a pilot of Nurse Jackie, a half-hour comedy starring Edie Falco for Showtime;
• 12 episodes of Paris Hilton: My New BFF, a reality show for MTV (through our joint venture with Ish Entertainment, LLC (“Ish”));
• 10 episodes of 50 Cent: The Money and the Power, a reality show for MTV (through our joint venture with Ish); and
• 10 episodes of T.I.’s Road To Redemption, a reality show starring rapper T.I. for MTV (through our joint venture with Ish).
          In fiscal 2010, we intend to deliver the following:
• 13 episodes of the third season of Mad Men;

• 13 episodes of the fifth season of Weeds;
• 13 episodes of the second season of Crash;
• 12 episodes of the first season of Nurse Jackie for Showtime;
• 12 episodes of the first season of Blue Mountain State for Spike TV; and
• 10 episodes of Paris Hilton: My New BFF, Season 2 (through our joint venture with Ish).
     Animation.  We are involved in the development, acquisition, production and distribution of a number of animation projects for full theatrical release, television and DVD release.
DVD Production — We have delivered seven direct-to-home video animated movies with Marvel Entertainment Inc. (“Marvel”) which include Ultimate Avengers, Ultimate Avengers 2, The Invincible Iron Man, Doctor Strange, Next Avengers: Heroes of Tomorrow, Hulk vs. Thor/Wolverine and Thor, Tales of Asgard, and are in production on an additional title with Marvel, Planet Hulk, which is scheduled to be released in the fourth quarter of fiscal 2010. An additional production, the DVD sequel to the theatrical animated film Happily Never After, was delivered and released in the fourth quarter of fiscal 2009.
Additionally, in fiscal 2009, in partnership with Chris D’Angelo Productions and LeapFrog Enterprises, Inc. (“LeapFrog”), we began the production of new animated LeapFrog entertainment releases.  The first two releases in this partnership, LeapFrog: Let’s Go to School and LeapFrog: Math Adventure to the Moon, are scheduled to be released in the second and fourth quarters of fiscal 2010, respectively, and another two still untitled releases are currently in development.
Television Production — We have delivered 26 half-hours and five films of a comedic action adventure series (based on the well-known franchise Speed Racer) to Nickelodeon Networks, which is being produced by Animation Collective of New York City. All 26 episodes aired in fiscal 2009.  Additionally, the first DVD of Speed Racer, The Next Generation was released in the first quarter of fiscal 2009, the second DVD was released in the third quarter of 2009 and the third DVD is scheduled to be released in the second quarter of fiscal 2010. We are handling international sales, overseeing merchandising and licensing as well as distributing the DVD of this adventure series. Nickelodeon Networks has recently ordered a second 26 half-hour season and one additional film of the adventure series.
Theatrical Films — We are currently in co-production on Alpha and Omega, an animated film starring Justin Long, Hayden Panettiere, Christina Ricci, Danny Glover and Dennis Hopper with our partner Crest Animation. The film is the first picture developed under a previously announced co-finance deal with Crest Animation and is from the creator of Open Season, a Sony Pictures Animation CGI film. The film is slated for release in the fourth quarter of fiscal 2010.
     Television Movies, Mini-Series and Specials.  From time to time, we also are involved in the development, acquisition, production and distribution of television content in the movie-of-the-week, mini-series and reality special formats. During fiscal 2009, we distributed Street Dogs of LA, a two-hour documentary for Animal Planet, and Guys and Divas: Battle of the High School Musical, a two-hour documentary for Showtime. We have also partnered with Zed, a mobile content company, to develop and launch Zed’s multiplatform reality program Instantly Rich in such territories as the U.S., Canada, Australia and New Zealand.
     Music.  Our music business creatively oversees music for our theatrical and television slate, as well as the music needs of other areas within our business, leveraging its core businesses to grow our music publishing asset.  Our music strategy is to creatively service the music needs of the Company while building a business that focuses on healthy growth areas of the music business, specifically, music publishing assets and live projects. Our music publishing revenue has been growing steadily for the past three years.  Unlike major record labels, our music revenue is centered around performance revenue from the airing of our theatrical and television slate on cable television, insulating us from the downturn that labels are experiencing due to decreased record sales due to piracy.
     In fiscal 2009, we released approximately 20 soundtracks and scores, including soundtracks for our series Weeds and Mad Men, as well as the soundtrack for Californication, a series airing on Showtime, representing three of the five 2009 Golden Globe nominees for “Best TV Series.” Our music business is currently in development on several live projects which exploit our intellectual property, including Mad Men Revue, a revue based on our series Mad Men. We intend to release approximately 20 soundtracks and scores in fiscal 2010.

Distribution
     Domestic Theatrical Distribution.  We distribute motion pictures directly to U.S. movie theaters. Over the past 10 years, our releases have included the following in-house productions or co-productions:

Title	Principal Actors
Akeelah and the Bee	Keke Palmer, Laurence Fishburne, Angela Bassett
Crank	Jason Statham, Amy Smart
Employee of the Month	Dane Cook, Jessica Simpson, Dax Shepherd
Godsend	Robert DeNiro, Greg Kinnear, Rebecca Romijn Stamos
Good Luck Chuck	Jessica Alba, Dane Cook
Grizzly Man	Documentary
Monster’s Ball	Halle Berry, Billy Bob Thornton
My Best Friend’s Girl	Kate Hudson, Dane Cook
My Bloody Valentine 3-D	Jensen Ackles, Jamie King
Pride	Bernie Mac, Terrence Howard
Punisher: War Zone	Ray Stevenson, Julie Benz, Dominic West
The Eye	Jessica Alba
The Punisher	John Travolta, Thomas Jane
The Spirit	Gabriel Macht, Samuel Jackson, Scarlett Johansson, Eva Mendes
The U.S. vs. John Lennon	Documentary
Saw II	Donnie Wahlberg, Tobin Bell, Shawnee Smith
Saw III	Tobin Bell, Shawnee Smith, Bahar Soomekh, Angus MacFayden
Saw IV	Tobin Bell
Saw V	Tobin Bell, Scott Patterson
Tyler Perry’s Diary of a Mad Black Woman	Tyler Perry, Steve Harris, Shemar Moore
Tyler Perry’s Madea’s Family Reunion	Tyler Perry
Tyler Perry’s Meet The Browns	Tyler Perry, Angela Bassett
Tyler Perry’s Why Did I Get Married?	Tyler Perry, Janet Jackson
Tyler Perry’s The Family That Preys	Tyler Perry, Alfre Woodard, Kathie Bates
Tyler Perry’s Madea Goes To Jail	Tyler Perry, Keke Palmer, Keisha Knight Pulliam, Derek Luke
War	Jet Li, Jason Statham
     Motion pictures that we have acquired and distributed in this same time period include the following:

Title	Principal Actors
3:10 to Yuma	Russell Crowe, Christian Bale
Bangkok Dangerous	Nicolas Cage
Crash	Don Cheadle, Sandra Bullock, Matt Dillon, Brendan Fraser
Dogma	Ben Affleck, Matt Damon, Chris Rock
Fahrenheit 9/11	Documentary
Girl With A Pearl Earring	Scarlett Johannson, Colin Firth
Hard Candy	Patrick Wilson, Ellen Page
Lord of War	Nicolas Cage, Ethan Hawke, Jared Leto, Bridget Moynahan
New In Town	Renee Zellwegger, Harry Connick Jr.
The Bank Job	Jason Statham
The Cooler	Alec Baldwin, William H. Macy, Maria Bello
The Descent	Shauna Macdonald, Natalie Jackson Mendoza, Alex Reid, Saskia Mulder
The Forbidden Kingdom	Jet Li, Jackie Chan
The Haunting In Connecticut	Virginia Madsen
O	Julia Stiles, Mekhi Phifer
Open Water	Blanchard Ryan, Daniel Travis
Rambo	Sylvester Stallone
Religulous	Bill Maher
Saw	Danny Glover, Monica Potter, Cary Elwes
Sicko	Documentary
Transporter 3	Jason Statham
     In the last 10 years, films we have distributed have earned 31 Academy Award nominations and won seven Academy Awards, and have been nominated for and won numerous Golden Globe, Screen Actors Guild, BAFTA and Independent Spirit Awards.

     We have released approximately 18 to 20 motion pictures theatrically per year for the last three years, which include films we develop and produce in-house, as well as films that we acquire from third parties. In fiscal 2010, we intend to release approximately 10 to 12 motion pictures theatrically, which includes our in-house productions, co-productions and acquisitions. Our approach to acquiring films for theatrical release is similar to our approach to film production. We generally seek to limit our financial exposure while adding films of quality and commercial viability to our release schedule and our video library. The decision to acquire a motion picture for theatrical release entails a process involving key executives at the Company, including those from the releasing, home entertainment and acquisitions departments, as well as corporate senior management. The team meets to discuss a film’s expected critical reaction, marketability, and potential for commercial success, as well as the cost to acquire the picture, the estimated distribution and marketing expenses (typically called “P&A” or “prints and advertising”) required to bring the film to its widest possible target audience and ancillary market potential after its theatrical release. Generally, we release films on a wide basis, typically to more than 2,000 screens nationwide.
     We construct release schedules taking into account moviegoer attendance patterns and competition from other studios’ scheduled theatrical releases. We use either wide or limited initial releases, depending on the film. We generally spend significantly less on P&A for a given film than a major studio and we design our marketing plans to cost-effectively reach a large audience.
     Our remaining fiscal 2010 theatrical release schedule may include (in anticipated order of release):

			Produced*	Approximate
Title	Summary	Principal Actors	or Acquired	Release Date
Gamer	In the near-future, mind control technology has taken society by storm and a multiplayer on-line game called “Slayers” allows humans control of other humans in mass-scale.	Gerard Butler, John Leguizamo, Milo Ventimiglia, Kyra Sedgwick	Produced	September 2009

Tyler Perry’s I Can Do Bad All By Myself	When Madea, America’s favorite pistol-packing grandma, catches sixteen-year-old Jennifer and her two younger brothers looting her home, she decides to take matters into her own hands and delivers the young delinquents to the only relative they have: their aunt April.	Tyler Perry	Produced	September 2009

More Than A Game	Five talented young basketball players from Akron, Ohio star in this remarkable true-life coming of age story about friendship and loyalty in the face of great adversity.	LeBron James	Acquired	October 2009

Saw VI	The latest installment in the most successful horror franchise of all time. Special Agent Strahm is dead, and Detective Hoffman has emerged as the unchallenged successor to Jigsaw’s legacy. However, when the FBI draws closer to Hoffman, he is forced to set a game into motion, and Jigsaw’s grand scheme is finally understood.	Tobin Bell, Scott Patterson	Produced	October 2009

Precious: Based on the Novel PUSH by Sapphire	“Precious” Jones is a high-school girl with nothing working in her favor. She is pregnant with her father’s child — for the second time. She can’t read or write, and her schoolmates tease her for being fat. Her home life is a horror, ruled by a mother who keeps her imprisoned both emotionally and physically. Precious’ instincts tell her one thing: if she’s ever going to break from the chains of ignorance, she will have to dig deeply into her own resources.	Gabourey Sidibe, Mo’Nique, Paula Patton	Acquired	November 2009

			Produced*	Approximate
Title	Summary	Principal Actors	or Acquired	Release Date
Brothers	Days after bringing his little brother Tommy home from prison, Capitan Sam Hill ships out to fight in Afghanistan where his Blackhawk is shot down and he is presumed dead. While Sam endures torture in captivity, Tommy falls in love with Sam’s wife, Grace. Just moments before he is rescued, Sam is forced to kill a fellow American soldier and he returns home with post-traumatic stress. His dark secret leads to increasingly erratic and volatile behavior that distances him his daughters and Grace. On the verge of “suicide by cop,” only Tommy can talk Sam back down to earth and only Grace can reach inside the fractured soul of this wounded American “hero”.	Jake Gyllenhaal, Natalie Portman, Tobey Maguire	Acquired	December 2009

Daybreakers	In the year 2017, an unknown plague has transformed the world’s population into vampires. As the human population nears extinction, vampires must capture and farm every remaining human, or find a blood substitute before time runs out. However, a covert group of vampires makes a remarkable discovery, one which has the power to save the human race.	Ethan Hawke, Willem Dafoe, Sam Neill	Acquired	January 2010

From Paris With Love	A low-ranking intelligence operative working in the office of the U.S. Ambassador in France takes on more than he bargained for when he partners with a wisecracking, fast-shooting, high-ranking U.S. agent who’s been sent to Paris to stop a terrorist attack.	John Travolta, Jonathan Rhys Meyers	Acquired	February 2010

*	Includes significant participation in production.
     We may revise the release date of a motion picture as the production schedule changes or in such a manner as we believe is likely to maximize revenues or for other business reasons. Additionally, there can be no assurance that any of the motion pictures scheduled for release will be completed, that completion will occur in accordance with the anticipated schedule or budget, that the film will ever be released, or that the motion pictures will necessarily involve any of the creative talent listed above.
     Mandate Pictures.  Our subsidiary, Mandate Pictures, is a full service production and financing company. In fiscal 2009, Mandate Pictures’ titles that received wide theatrical releases included Harold & Kumar Escape from Guantanamo Bay, the follow-up to the 2004 comedy hit released by New Line, as well as Nick and Norah’s Infinite Playlist, a romantic comedy directed by Peter Sollett, starring Michael Cera and Kat Dennings. Previous films produced by Mandate Pictures include the box office sensation and Academy Award-winning film, Juno, starring Ellen Page, Michael Cera, Jennifer Garner and Jason Bateman, Zach Helm’s Mr. Magorium’s Wonder Emporium, starring Dustin Hoffman and Natalie Portman, and Marc Forster’s Stranger Than Fiction, starring Will Ferrell, Maggie Gyllenhaal and Emma Thompson. Mandate Pictures’ growing feature slate includes The Baster, starring Jennifer Aniston and Jason Bateman, and Drew Barrymore’s directorial debut Whip It, starring Academy Award nominee Ellen Page.
     Mandate Pictures also maintains a partnership with Ghost House Pictures (“Ghost House”), formed with filmmakers Sam Raimi and Rob Tapert as a production label dedicated to the financing, development and production of films in the horror/thriller genre. Under this partnership, Mandate Pictures produced leading filmmaker Sam Raimi’s (Spider-Man franchise, The Evil Dead) Drag Me To Hell for Universal Studios, starring Allison Lohman and Justin Long. Films previously released under the Ghost House banner include 30 Days of Night, The Grudge I and II, The Messengers and Boogeyman, all of which opened at number one at the domestic box office. Mandate Pictures’ other filmmaker relationships include production deals with Mr. Mudd, the production company headed up by partner-producers Lianne Halfon, Russell Smith and award-winning actor, director and producer John Malkovich, Academy Award-winning filmmaker Steven Zaillian’s Film Rites, writer/director Zach Helm’s Gang of Two production company, and Lindsay Doran’s production company, Three Strange Angels.
     International Sales and Distribution.  The primary components of our international business are, both on a territory by territory basis through third parties or directly through our international divisions, (i) the licensing and sale of rights in all media of our in-house theatrical titles, (ii) the licensing and sale of catalog product or libraries of acquired titles (such as those of Artisan Entertainment and Modern Times Group), and (iii) direct distribution.
Mandate International — We sell rights in all media on a territory by territory basis through our subsidiary, Mandate International, LLC (“Mandate International”), of (i) our in-house theatrical titles, as well as titles from Mandate Pictures and Ghost House, (ii) our catalog product or libraries of acquired titles, and (iii) theatrical product produced by third parties such as Relativity Media, Gold Circle Films, LLC and other independent producers. We often pre-sell international territories to cover a significant portion of the production budget or acquisition cost on new releases. We also leverage our infrastructure to generate revenue through a sales agency business for third party product. Recent high profile films sold by Mandate International include: The Men Who Stare at Goats, starring George Clooney, The Baster, The Imaginarium of Doctor Parnassus, starring Heath Ledger, Johnny Depp, Jude Law and Colin Farrell, Whip It, Five Killers, Brothers, Season of the Witch, starring Nicolas Cage, The Spy Next Door, starring Jackie Chan, Dear John, starring Channing Tatum and Amanda Seyfried, and the horror sensations Saw V and My Bloody Valentine 3-D.
Lionsgate UK — We self-distribute our motion pictures in the UK and Ireland through our subsidiary, Lionsgate UK. Since 2005, Lionsgate UK has released all of our U.S. theatrical productions and since 2008, all of Mandate International’s productions, both of which account for approximately 75% of its annual film slate. In addition, Lionsgate UK is active both in the acquisition of independent feature films purely for its UK market as well as the development and co-production of two to three films per year. Recent independent acquisitions include The Lives of Others, The Bank Job and The Edge of Love. Upcoming acquisitions for fiscal 2010 include The Imaginarium of Dr. Parnassus, Bad Lieutenant, starring Nicholas Cage, and British thriller Harry Brown, starring Michael Caine. Elevation, our joint venture with Optimum Releasing/StudioCanal, handles the joint sales and distribution of DVD product for Lionsgate UK.
Television — We continue to expand our television business internationally through sales and distribution of original Lionsgate television series, third party television programming and format acquisitions. For instance, in fiscal 2009, we delivered eight episodes of Paris Hilton’s British Best Friend in the UK (through our joint venture with Ish).
Lionsgate Australia — Our Australian subsidiary, Lionsgate Australia Pty Ltd. (“Lionsgate Australia”), oversees distribution of productions and third party acquisitions in Australia and New Zealand.
Canada — We distribute our motion picture, television and home video product in Canada through Maple Pictures.
     Home Video Distribution.  Our U.S. video distribution operation aims to exploit our filmed and television content library of approximately 12,000 motion picture titles and television episodes and programs. We have established a track record for building on the awareness generated from our theatrical releases and have developed strong positions in children’s, fitness, horror, urban and teen comedy products. We increased our overall market share of combined sell-through and rental consumer spend to approximately 7% for calendar year 2008 and we have further increased our market share to over 8% for calendar year 2009 to date. In fiscal 2009, we had five theatrical releases on DVD debut at number one or two with Rambo, Tyler Perry’s Meet the Browns, Tyler Perry’s Family That Preys, Forbidden Kingdom, and Saw V, and the top six fitness releases of the year, Jillian Michael’s 30 Day Shred, The Biggest Loser - Cardio Max, Dancing with the Stars Latin Cardio Dance, The Biggest Loser - Boot Camp, The Biggest Loser — Weight Loss Yoga, and The Biggest Loser - Power Sculpt. Our children’s non-theatrical DVD share in fiscal 2009 was approximately 13%, compared to approximately 8% for fiscal 2008. Additionally, over the past year, our Saw franchise continued as the number one horror franchise in DVD history. According to Adams Media Research, we also continue to achieve the highest box-office to DVD conversion rate in the industry, maintaining a more than 20% premium over our competition.
     Blu-ray continues to grow as a contributor to our home entertainment business. During fiscal 2009, we held a near 6% market share of Blu-ray revenue as well as attained a box-office to Blu-ray conversion rate of nearly 50% above that of the industry. Blu-ray currently represents over 15% of revenue from our new theatrical releases. We expect this percentage to continue to grow as overall consumer revenue from Blu-ray is projected to grow significantly in the next year.

     We directly distribute to the rental market through Blockbuster, Inc. (“Blockbuster”), Netflix, Inc. (“Netflix”), Movie Gallery, Inc., Rentrak Corporation and indirectly though Redbox Automated Retail, LLC. We also distribute or sell directly to mass merchandisers, such as Wal-Mart Stores Inc. (“Wal-Mart”), K-Mart, Best Buy Co. Inc., Target Corporation and Costco Wholesale Corporation, and others who buy large volumes of our DVDs and Blu-ray discs to sell directly to consumers. Sales to Wal-Mart accounted for approximately 38% of net home entertainment revenue in fiscal 2009, the loss of which could have a material adverse effect on our financial results. No other customer accounted for more than 10% of our revenues in fiscal 2009.
     In addition to our theatrical releases each year, we also acquire approximately 65 titles annually that have commercial potential in video and ancillary markets, adding a total of approximately 75 to 80 films to our library each year. We also distribute successful television product on video, including the Saturday Night Live product currently in our library, the first season of the Emmy award winning AMC series Mad Men, the first, second and third seasons of the Emmy award winning Showtime series Weeds, the fourth and fifth seasons of the hit comedy series Moonlighting, the fifth, sixth, seventh and eighth seasons of the NBC hit comedy series Will and Grace, the entire catalog of Little House on the Prairie, the first season of the Showtime series Secret Diary of A Call Girl, and certain Disney-ABC Domestic Television series and Comcast Entertainment Group series. We also released direct-to-video titles including Thomas Kinkade’s The Christmas Cottage, Bait Shop starring Billy Ray Cyrus and Bill Engvall, as well as sequels from previous theatrical releases including Belly 2, Still Waiting and Happily Ever After 2. We released the following limited theatrical films on DVD: Beer for my Horses starring Toby Keith, Repo the Genetic Opera, and the Clive Barker adaptation of Midnight Meat Train.
     Our relationship with Tyler Perry continues to grow. In addition to the theatrical releases on DVD of Tyler Perry’s Meet the Browns and Tyler Perry’s Family That Preys, we also released Tyler Perry’s The Marriage Counselor direct-to-video and distributed the first, second and third volumes of the TBS hit television series Tyler Perry’s House of Payne, with a fourth volume scheduled to be released in late June 2009. The Tyler Perry franchise has sold over 34 million DVDs in the past four years.
     In fiscal 2009, we continued our relationship with Marvel pursuant to which we were granted the right to distribute 26 action-packed half-hour episodes of Wolverine & The X-Men (a co-production with Toonz Entertainment Pte Ltd., Singapore and First Serve International Ltd.), a brand new animated series that began airing on Nicktoons Network in January 2009. This follows our right to distribute up to eight original animated DVD features based on certain Marvel characters. We also have the right to exploit the pictures in other entertainment media domestically and internationally, including pay and free television and video-on-demand. In the 2009 fiscal year, we released the fifth and sixth titles in the series — Next Avengers: Heroes of Tomorrow and Hulk vs. Thor/Wolverine, following our fiscal 2008 releases of the second, third and fourth titles in the series — Ultimate Avengers 2, The Invincible Iron Man and Dr. Strange. In fiscal 2006, we released Ultimate Avengers, the first title in the series. To date, we have sold over four million units of the Marvel animated features.
     In fiscal 2009, we also distributed approximately 33 Spanish-language titles under our agreement with Xenon Pictures, Inc.
     Our fitness product remains competitive. With over 26% market share in fitness DVD revenue, we have a lineup that includes top-sellers Denise Austin, Jillian Michaels, The Biggest Loser and Dancing With The Stars. Denise Austin remains the largest fitness franchise in the DVD era.
     We continue to grow our direct-to-video horror genre with our arrangement with Ghost House Underground, the film acquisitions company that extends the Ghost House brand to home entertainment. We released eight titles in fiscal 2009 including Trackman, Brotherhood, Dance of Dead, Dark Floors, Last House, No Man’s Land, Room 205 and Substitute. We expect to release approximately four to six films through the venture in fiscal 2010.
     In fiscal 2009, we also entered into an agreement with Disney-ABC Domestic Television under which we obtained the home entertainment distribution rights to select prime time series and library titles from ABC Studios, including the first season of According to Jim, starring Jim Belushi and Courtney Thorne-Smith, the first season of Reaper, Hope & Faith, starring Kelly Ripa and Faith Ford, 8 Simple Rules...for Dating My Teenage Daughter, starring John Ritter and Katey Sagal, Boy Meets World, starring Ben Savage and Rider Strong, October Road, starring Tom Berenger and Bryan Greenberg, Kevin Hill, starring Taye Diggs, My Wife & Kids, starring Damon Wayans and Tisha Campbell, and Six Degrees starring Jay Hernandez, Bridget Moynahan and Erika Christensen.
     We also entered into a first-look partnership with Comcast Entertainment Group, which operates Comcast’s West Coast entertainment properties, under which we obtained the home entertainment distribution rights to popular series airing on E! Entertainment Television, The Style Network and G4 including the tanning salon reality series Sunset Tan along with the popular Keeping Up with the Kardashians, Snoop Dogg’s Father Hood, and Kimora: Life In The Fab Lane.
     Our family entertainment division, which targets the youth audience, continues to distribute the home entertainment rights to HIT Entertainment Inc.’s extensive portfolio of award-winning children’s programming, including iconic franchises such as Thomas &

Friends, Bob the Builder, Barney, Angelina Ballerina and Fireman Sam, along with newly acquired brands such as Fifi & the Flowertots and Roary the Racing Car from Chapman Entertainment, Aardman Animations’ award-winning Wallace & Gromit which includes four television half-hour episodes, and Shaun the Sheep, as well as The Jim Henson Company’s Fraggle Rock and additional family titles from the Henson library.
     Additionally, we continue to produce and distribute direct-to-video family-oriented feature films for educational toy maker LeapFrog. We also distribute the new action-packed Speed Racer, The Next Generation, a 26 episode television series which we produced for Nickelodeon Networks, and continue to distribute the PBS series Clifford the Big Red Dog from Scholastic Entertainment, The Doodlebops, the popular children’s band featured in its own series on the Disney Channel, along with a catalog of Classic Speed Racer, Teenage Mutant Ninja Turtles releases, and the Bratz brand,.
     We also extended our relationship with American Greetings Properties, a creator, manufacturer and distributor of social expression products, by acquiring the exclusive North American home entertainment distribution rights to numerous titles based on the Care Bears, including distribution rights to 48 episodes of the all-new Care Bears television series, Care Bears: Adventures In Care-A-Lot, along with an all-new Care Bears CGI-animated movie expected to launch in the fall of 2009. We also acquired the home entertainment distribution rights to the CBS television series based on the all-new American Greetings Property, Sushi Pack, which follows four pieces of sushi and a wad of wasabi who are brought to life with special powers to help rid the world of evil. We entered into a distribution agreement with leading consumer entertainment products company MGA Entertainment for the ever-popular Little Tikes brand. Under the terms of the multiyear deal, we secured the home entertainment distribution rights, including electronic sell-through and video-on-demand, for the U.S. and Canada to product created under the all-new Animated Little Tikes Entertainment label, which consists of four CGI-animated stories.
     Television Syndication.  We distribute television programming through our subsidiary, Debmar-Mercury. Acquired in 2006, Debmar-Mercury was initially founded in 2003 to facilitate the domestic distribution of the Comedy Central hit South Park. Currently, Debmar-Mercury produces and distributes The Wendy Williams Show (debuting in July 2009), distributes Tyler Perry’s House of Payne and spinoff Meet the Browns, and distributes strips Family Feud, South Park and True Hollywood Story, as well as weeklies American Chopper, Deadliest Catch and The Dead Zone. Additionally, in September 2007, Debmar-Mercury established a London-based international television distribution unit focused on acquiring international formats for U.S. and worldwide distribution, as well as licensing U.S. television formats to the global market. Debmar-Mercury also distributes a movie library featuring our titles as well as those from Revolution Studios.
     Pay and Free Television Distribution.  We have over 600 titles in active distribution in the domestic cable, free and pay television markets. We sell our library titles and new product to major cable channels such as Showtime, USA Network, FX, Turner Networks, Starz Entertainment, Family Channel, Disney Channel, Cartoon Network and IFC, through which we have an agreement for a package of 70 of our feature films. Commencing August 1, 2006, we began direct distribution of pay-per-view and video-on-demand to cable, satellite and internet providers. Additionally, in April 2008, we formed a joint venture with Viacom Inc. (“Viacom”), its Paramount Pictures unit (“Paramount Pictures”), and MGM to create a premium television channel and video-on-demand service named EPIX, for our theatrical releases after January 1, 2009. Upon its expected launch in the fall of 2009, the joint venture will also provide us with an additional platform to distribute our library of motion picture titles and television episodes and programs.
     Electronic Distribution.  We also deliver our content through a broad spectrum of digital media platforms. We have digital delivery arrangements for television and movie library product with Apple iTunes, Amazon.com, Inc., Microsoft Corporation, Blockbuster, Netflix, Movielink, LLC, Hulu LLC (“Hulu”) and Vudu, Inc. To date, we have distributed over 500 films and television episodes through these digital channels. We also operate FEARnet in connection with partners Comcast Corp. and Sony Pictures Entertainment, a branded multiplatform programming and content service provider of horror genre films. We entered into a five-year license agreement with FEARnet for U.S. territories and possessions, whereby we license content to FEARnet for video-on-demand and broadband exhibition. Further, we own an interest in Break.com, a leading viral marketing company that creates new opportunities for showcasing the Company’s feature films and television programming. We have also partnered with YouTube to create new branded “Lionsgate” channels which enable us to post full length films and television episodes and to post promotional scenes from our film and television libraries. In addition to sharing advertising revenue from the channel, a banner on the page leads to our online shop, where our films and shows highlighted in the promotional scenes are available for purchase as DVDs or Blu-ray discs in digital form.
     TV Guide Network. TV Guide Network offers entertainment and television guidance-related programming as well as localized program listings and descriptions primarily in the U.S. TV Guide Network is typically included in a basic or expanded basic viewing package offered by MSOs to their subscribers, and is usually available in both analog and digital channel lineups. In the majority of cable television homes, the screen for TV Guide Network is divided into two components. The lower portion of the screen contains a scrolling program guide, which is color-coded by genre and displays updated local program listings information. This customized text portion of the screen contains viewing times, channel numbers, network identification, program titles, weather, movie descriptions, program ratings and ordering instructions for pay-per-view and, where available, video-on-demand services, for channel lineups in the U.S., Puerto Rico, and the U.S. Virgin Islands. The upper portion of the screen contains programming dedicated to the world of television and entertainment. In satellite homes, TV Guide Network’s programming is shown full-screen, without a scrolling program guide.
   TV Guide Network is currently producing approximately 14 hours per week of new and original content from its studio in Hollywood, California and through third party producers. As of December 31, 2008, TV Guide Network was distributed to 82.7 million households, as measured by Nielsen Media Research. TV Guide Network generates revenue primarily from advertising and carriage fees paid by MSOs. We plan to continue to evolve TV Guide Network into an entertainment destination that features high-quality original programming relating to the world of television, entertainment news and celebrities. As of May 22, 2009, TV Guide Network had 293 full time equivalent employees, all of whom were located in the U.S.
   TV Guide Online. TV Guide Online (www.tvguide.com), a leading online provider of television listings information and entertainment and video content, features a combination of entertainment news, video programming, celebrity information, localized channel listings, editorial guidance, community features and search features. The tvguide.com search engine provides consumers with a comprehensive experience by integrating online video with the breadth and depth of TV Guide Network’s database of listings, show and episode descriptions, news, reviews, ratings, user blogs, groups, message boards, photos, and other contextual information, as well as video clips from TV Guide Network and certain third party networks. According to Nielsen/Net Ratings, TV Guide Online averaged 5.0 million unduplicated unique users per month for the year ended December 31, 2008. TV Guide Online generates revenue primarily from advertising.
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
     The trademarks “LIONSGATE,” “LIONS GATE HOME ENTERTAINMENT,” “TV GUIDE,” “TV GUIDE NETWORK,” “TV GUIDE ONLINE,” “LIONS GATE SIGNATURE SERIES,” “ARTISAN ENTERTAINMENT,” “FAMILY HOME ENTERTAINMENT,” “TRIMARK PICTURES,” “DIRTY DANCING,” “THE BLAIR WITCH PROJECT” and “RESERVOIR DOGS” among others, are registered with the United States Patent and Trademark Office. We regard our trademarks as valuable assets and believe that our trademarks are an important factor in marketing our products.
     Copyright protection is a serious problem in the DVD and Blu-ray distribution industry because of the ease with which DVDs and Blu-ray discs may be duplicated. In the past, certain countries permitted video pirating to such an extent that we did not consider these markets viable for distribution. Video piracy continues to be prevalent across the entertainment industry. We and other video distributors have taken legal actions to enforce copyright protection when necessary.
   We also hold various domain names relating to our trademarks and service marks including lionsgate.com, tvguide.com and tvguidenetwork.com.
Competition
     Television and Motion Picture Distribution
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
     TV Guide Network. TV Guide Network’s viewership comes primarily from analog cable homes, where scroll data is still utilized for guidance. In satellite and digital cable households, which have many more channels and generally use an interactive program guide for listings information, viewership has historically been small. TV Guide Network continues to invest in original programming, including programming revolving around various entertainment awards shows. TV Guide Network believes that, by focusing on programming that celebrates television, it can draw an audience beyond those who currently tune in solely for television program listings. This means that it will compete with general entertainment channels for television viewership and marketers’ advertising spend.
     TV Guide Network also competes with other networks for limited analog cable television system channel slots. The competition for channel space has increased, and TV Guide Network believes it will continue to increase as programming distributors increase deployment of advanced digital services such as high definition television, voice over internet protocol and video-on-demand.
     As a source of listing information, TV Guide Network has the following primary sources of competition: television listings included in local and national newspapers, as well as free supplements in Sunday newspapers; niche cable-guide publications; and electronic, interactive and online programming guides, including our own interactive and internet program listings guide services. TV Guide Network also faces competition from MSOs who may wish to launch their own programming guide channels.
     TV Guide Online. TV Guide Online competes with general entertainment websites for visitors. TV Guide Online also competes with general entertainment websites and other forms of media for marketers’ advertising spend. Certain initiatives, including its television focused search engine, compete with established online search providers who may have an inherent advantage in terms of their online brand recognition and current traffic.
     As a source of listing information, TV Guide Online has the following primary sources of competition: other programming listing services available on the internet; electronic, interactive and online programming guides, including our own interactive program guide; television listings included in local and national newspapers, as well as free supplements in Sunday newspapers; and niche cable-guide publications.
     TV Guide Network On Demand and TV Guide Broadband. TV Guide Network On Demand and TV Guide Broadband are advertiser supported, video-on-demand services featuring short-form, originally-produced entertainment programs that guide consumers to the most compelling fare on television each week. TV Guide Broadband is available on www.tvguide.com and is also distributed on major video portals such as Hulu, Veoh, BrightCove and Youtube. TV Guide Network On Demand is currently available to over 35 million subscribers.
Legislative and Regulatory Actions
   The satellite transmission, cable and telecommunications industries are subject to pervasive federal regulation, including Federal Communications Commission (“FCC”) licensing and other requirements. The industries are also often subject to extensive regulation by local and state authorities. Although most cable and telecommunication industry regulations do not apply directly to TV Guide Network, they affect programming distributors, a primary customer for its products and services. TV Guide Network monitors pending legislation and administrative proceedings to ascertain their relevance, analyze their impact and develop strategic direction relating to regulatory trends and developments within the industry.
Employees
     As of May 22, 2009 we had 802 full-time employees in our worldwide operations, which includes 293 full-time employees at TV Guide Network and TV Guide Online. We also utilize many consultants in the ordinary course of our business and hire additional employees on a project-by-project basis in connection with the production of our motion pictures and television programming. We believe that our employee and labor relations are good.
     None of our full-time employees are members of unions.

Corporate History
     We are a corporation organized under the laws of the Province of British Columbia, resulting from the merger of Lions Gate Entertainment Corp. and Beringer Gold Corp. on November 13, 1997. Beringer Gold Corp. was incorporated under the Business Corporation Act (British Columbia) on May 26, 1986 as IMI Computer Corp. Lions Gate Entertainment Corp. was incorporated under the Canada Business Corporations Act using the name 3369382 Canada Limited on April 28, 1997, amended its articles on July 3, 1997 to change its name to Lions Gate Entertainment Corp., and on September 24, 1997, continued under the Business Corporation Act (British Columbia).
Financial Information About Segments and Foreign and Domestic Operations
     Financial and other information by reporting segment and geographic area as of March 31, 2009 and 2008 and for the three years ended March 31, 2009 is set forth in Note 17 to our consolidated financial statements.
Available Information
     Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available, free of charge, on our website at www.lionsgate.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the “SEC”). The Company’s Disclosure Policy, Corporate Governance Guidelines, Standards for Director Independence, Code of Business Conduct and Ethics for Directors, Officers and Employees, Code of Ethics for Senior Financial Officers, Policy on Shareholder Communications, Charter of the Audit Committee, Charter of the Compensation Committee and Charter of the Nominating and Corporate Governance Committee and any amendments thereto are also available on the Company’s website, as well as in print to any stockholder who requests them. The information posted on our website is not incorporated into this Annual Report on Form 10-K.
     We are filing as exhibits to this Annual Report on Form 10-K certifications required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. We have also filed with the New York Stock Exchange (the “NYSE”) the annual certification of our Chief Executive Officer for fiscal 2009, confirming that we were in compliance with NYSE corporate governance listing standards.
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
     We have reported operating income for fiscal years 2005 through 2007, and operating losses for fiscal years 2004, 2008 and 2009. We have reported net income for fiscal years 2005 through 2007, and net losses for the fiscal years 2004, 2008 and 2009. Our accumulated deficit was $386.6 million at March 31, 2009. We cannot assure you that we will operate profitably and, if we do not, we may not be able to meet our debt service requirements, working capital requirements, capital expenditure plans, anticipated production slate, acquisition and releasing plans or other cash needs. Our inability to meet those needs could have a material adverse effect on our business, results of operations and financial condition.
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
     Our credit facility contains certain covenants and financial tests that limit the way we conduct business. Our $340 million credit facility with JPMorgan Chase Bank, N.A contains various covenants limiting our ability to incur or guarantee additional indebtedness, pay dividends and make other distributions, pre-pay any subordinated indebtedness, make investments and other restricted payments, make capital expenditures, make acquisitions and sell assets. These covenants may prevent us from raising additional financing, competing effectively or taking advantage of new business opportunities. Under our credit facility, we are also required to maintain specified financial ratios and satisfy certain financial tests and may be subject to an event of default upon a “change in control” (as defined in the credit facility) which, among other things, includes a person or group acquiring ownership or control in excess of 20% of our common stock. If we cannot comply with these covenants or meet these ratios and other tests, it could result in a default under our credit facility, and unless we are able to negotiate an amendment, forbearance or waiver, we could be required to repay all amounts then outstanding, which could have a material adverse effect on our business, results of operations and financial condition, depending upon our outstanding balance at the time. In addition, if our credit facility is accelerated pursuant to an event of default, holders of our notes may have the right to accelerate the debts thereunder.
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
     Substantial leverage could adversely affect our financial condition. Historically, we have been highly leveraged and may be highly leveraged in the future. We have access to capital through our $340 million credit facility with JPMorgan Chase Bank, N.A. and a balance under letters of credit for $46.7 million. In addition, we have $316 million convertible senior subordinated notes outstanding, with $150 million maturing October 15, 2024 and $166 million maturing March 15, 2025. At March 31, 2009, we had approximately $138.5 million in cash and cash equivalents. We have currently drawn down on $255 million of our credit facility, and could borrow some or all of the permitted amount in the future. The amount we have available to borrow under this facility depends upon our borrowing base, which in turn depends on the value of our existing library of films and television programs, as well as accounts receivable and cash held in collateral accounts. If several of our larger motion picture releases are commercial failures or our library declines in value, our borrowing base could decrease. Such a decrease could have a material adverse effect on our business, results of operations and financial condition. For example, it could:
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
     We may not be able to generate sufficient cash to service our debt obligations.
     At March 31, 2009, we had $316 million convertible senior subordinated notes outstanding, with $150 million maturing October 15, 2024 and $166 million maturing March 15, 2025. Additionally, at certain times, the holders of such notes may require that we repurchase the notes at a price equal to 100% of the principal amount, together with accrued and unpaid interest. Our ability to make payments on and to refinance our indebtedness will depend on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal and interest on our indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, seek additional capital or restructure or refinance our indebtedness. Accordingly, our ability to meet our debt service obligations will depend on our future performance, which will be subject to financial, business, and other factors affecting our operations, many of which are beyond our control.
Our revenues and results of operations may fluctuate significantly.
     Revenues and results of operations are difficult to predict and depend on a variety of factors. Our revenues and results of operations depend significantly upon the commercial success of the motion pictures and television programming that we distribute, which cannot be predicted with certainty. Accordingly, our revenues and results of operations may fluctuate significantly from period to period, and the results of any one period may not be indicative of the results for any future periods. Furthermore, largely as a result of these predictive difficulties, we may not be able to achieve our projected earnings. We have, in the past, revised our projected earnings downward. Future revisions to projected earnings could cause investors to lose confidence in us, which in turn could materially and adversely affect our business, our financial condition and the market value of our securities.
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
     We have few output agreements with cable and broadcast channels. In January 2009, we acquired certain assets related to the business of TV Guide. We also had an agreement with one cable broadcast channel to exhibit our films, but that agreement does not cover films released theatrically after 2008. While similar broadcasters exhibit our films, they license such rights on a film-by-film, rather than an output basis. In April 2008, we announced a joint venture with Viacom, Paramount Pictures and MGM to create a premium television channel and video-on-demand service named EPIX. The joint venture will provide for certain output agreements with each partner, including us. We cannot assure you, however, that the joint venture will be successful. Additionally, we cannot assure you that we will be able to secure other output agreements on acceptable terms, if at all. Without multiple output agreements that typically contain guaranteed minimum payments, our revenues may be subject to greater volatility, which could have a material adverse effect on our business, results of operations and financial condition.
     We rely on a few major retailers and distributors for a material portion of our business and the loss of any of those retailers or distributors could reduce our revenues and operating results. Wal-Mart represented approximately 17% of our revenues in fiscal 2009. In addition, a small number of other retailers and distributors account for a significant percentage of our revenues. We do not have long-term agreements with retailers. We cannot assure you that we will continue to maintain favorable relationships with our retailers and distributors or that they will not be adversely affected by economic conditions. If any of these retailers or distributors reduces or cancels a significant order, it could have a material adverse effect on our business, results of operations and financial condition.
     Our revenues and results of operations are vulnerable to currency fluctuations. We report our revenues and results of operations in U.S. dollars, but a significant portion of our revenues is earned outside of the U.S. Our principal currency exposure is between Canadian, Great Britain pounds and U.S. dollars. We cannot accurately predict the impact of future exchange rate fluctuations on revenues and operating margins, and fluctuations could have a material adverse effect on our business, results of operations and financial condition. From time to time, we may experience currency exposure on distribution and production revenues and expenses from foreign countries, which could have a material adverse effect on our business, results of operations and financial condition.
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
Revenue earned by title in the current period
Estimated total future revenues by title as of the beginning of the year
     We regularly review, and revise when necessary, our total revenue estimates on a title-by-title basis. This review may result in a change in the rate of amortization and/or a write-down of the film or television asset to its estimated fair value. Results of operations in future years depend upon our amortization of our film and television costs. Periodic adjustments in amortization rates may significantly affect these results. In addition, we are required to expense film advertising costs as incurred, but are also required to recognize the revenue from any motion picture or television program over the entire revenue stream expected to be generated by the individual picture or television program.
Failure to manage future growth may adversely affect our business.
     We are subject to risks associated with possible acquisitions, business combinations, or joint ventures. From time to time, we engage in discussions and activities with respect to possible acquisitions, business combinations, or joint ventures intended to complement or expand our business. For instance, in February 2009, we acquired TV Guide Network and related assets, including TV Guide On Demand and TV Guide Online. Additionally, in April 2008, we announced a joint venture with Viacom, Paramount Pictures and MGM to create a premium television channel and video-on-demand service named EPIX. We may not realize the anticipated benefit from any of the transactions we pursue. Regardless of whether we consummate any such transaction, the negotiation of a potential transaction (including associated litigation and proxy contests), as well as the integration of the acquired business, could require us to incur significant costs and cause diversion of management’s time and resources. Any such transaction could also result in impairment of goodwill and other intangibles, development write-offs and other related expenses. Any of the foregoing could have a material adverse effect on our business, results of operations and financial condition.
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
     Changes and the effects of the continued global economic crisis or regional economic conditions in the U.S. could adversely affect the profitability of our business. The recent global economic crisis has caused a general tightening in the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy, an unprecedented level of intervention from the U.S. federal government and other foreign governments, decreased consumer confidence, overall slower economic activity and extreme volatility in credit, equity and fixed income markets. While the ultimate outcome of these events cannot be predicted, a decrease in economic activity in the U.S. or in other regions of the world in which we do business could adversely affect demand for our films, thus reducing our revenue and earnings. A decline in economic conditions could reduce performance of our theatrical, television and home entertainment releases. In addition, an increase in price levels generally, could result in a shift in consumer demand away from the entertainment we offer, which could also adversely affect our revenues and, at the same time, increase our costs. Moreover, financial institution failures may cause us to incur increased expenses or make it more difficult either to utilize our existing debt capacity or otherwise obtain financing for our operations, investing activities (including the financing of any future acquisitions), or financing activities (including the timing and amount of any repurchases of our common stock we may make in the future). We cannot predict the timing or the duration of this or any other downturn in the economy and we are not immune to the effects of general worldwide economic conditions.

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
     We could be adversely affected by strikes or other union job actions. We are directly or indirectly dependent upon highly specialized union members who are essential to the production of motion pictures and television programs. A strike by, or a lockout of, one or more of the unions that provide personnel essential to the production of motion pictures or television programs could delay or halt our ongoing production activities. The entertainment businesses’ collective bargaining agreement with the Screen Actors Guild (“SAG”) covering performers expired on June 30, 2008. The SAG National Board of Directors voted on April 19, 2009 to approve and recommend ratification by its members of a new collective bargaining agreement. The results of the ratification vote are expected to be announced by June 2009. If an agreement is not reached by the parties, strikes or work stoppages could occur. Such a halt or delay, depending on the length of time, could cause a delay or interruption in our release of new motion pictures and television programs, which could have a material adverse effect on our business, results of operations and financial condition.
We face substantial competition in all aspects of our business.
     We are smaller and less diversified than many of our competitors. As an independent distributor and producer, we constantly compete with major U.S. and international studios. Most of the major U.S. studios are part of large diversified corporate groups with a variety of other operations, including television networks and cable channels that can provide both the means of distributing their products and stable sources of earnings that may allow them better to offset fluctuations in the financial performance of their motion picture and television operations. In addition, the major studios have more resources with which to compete for ideas, storylines and scripts created by third parties as well as for actors, directors and other personnel required for production. The resources of the major studios may also give them an advantage in acquiring other businesses or assets, including film libraries, that we might also be interested in acquiring. Additionally, the TV Guide Network competes with general entertainment channels for television viewership and carriage on cable and satellite systems. TV Guide Online competes for visitors with general entertainment websites and online search providers, including sites that provide television listings, television-specific information and/or that enable users to locate and view video on the internet. Moreover, each of TV Guide Network and TV Guide Online competes for marketers’ advertising spend with other media outlets. Our inability to compete successfully could have a material adverse effect on our business, results of operations and financial condition.
     The motion picture industry is highly competitive and at times may create an oversupply of motion pictures in the market. The number of motion pictures released by our competitors, particularly the major studios, may create an oversupply of product in the market, reduce our share of box office receipts and make it more difficult for our films to succeed commercially. Oversupply may become most pronounced during peak release times, such as school holidays and national holidays, when theater attendance is expected to be highest. For this reason, and because of our more limited production and advertising budgets, we typically do not release our films during peak release times, which may also reduce our potential revenues for a particular release. Moreover, we cannot guarantee that we can release all of our films when they are otherwise scheduled. In addition to production or other delays that might cause us to alter our release schedule, a change in the schedule of a major studio may force us to alter the release date of a film because we cannot always compete with a major studio’s larger promotion campaign. Any such change could adversely impact a film’s financial performance. In addition, if we cannot change our schedule after such a change by a major studio because we are too close to the release date, the major studio’s release and its typically larger promotion budget may adversely impact the financial performance of our film. The foregoing could have a material adverse effect on our business, results of operations and financial condition.
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
     The entertainment industry in general and the motion picture and television industries in particular continue to undergo significant technological developments. Advances in technologies or alternative methods of product delivery or storage or certain changes in consumer behavior driven by these or other technologies and methods of delivery and storage could have a negative effect on our business. Examples of such advances in technologies include video-on-demand, new video formats, including release of titles in high-definition Blu-Ray format, and downloading and streaming from the internet. An increase in video-on-demand could decrease home video rentals. In addition, technologies that enable users to fast-forward or skip advertisements, such as digital video recorders, may cause changes in consumer behavior that could affect the attractiveness of our products to advertisers, and could therefore adversely affect our revenues. Similarly, further increases in the use of portable digital devices that allow users to view content of their own choosing while avoiding traditional commercial advertisements could adversely affect our revenues. Other larger entertainment distribution companies will have larger budgets to exploit these growing trends. We cannot predict how we will financially participate in the exploitation of our motion pictures and television programs through these emerging technologies or whether we have the right to do so for certain of our library titles. If we cannot successfully exploit these and other emerging technologies, it could have a material adverse effect on our business, results of operations and financial condition.
     If we are unable to increase our advertising revenue for our TV Guide Network business, we may be unable to achieve improved results.
     Revenues at TV Guide Network consist of affiliate fees and advertising revenues; however, since the majority of its affiliates are contracted under long-term agreements with only cost-of-living increases available under certain contracts, we do not expect significant growth in affiliate revenues in the future. Accordingly, the results at TV Guide Network are highly dependent upon advertising revenue. Advertising revenue at the TV Guide Network primarily comes from commercials sold during programming hours (11:00 AM to 2:00 AM) and infomercials broadcast between 2:00 AM and 11:00 AM. Advertising sales are primarily dependent on the extent of distribution of the network; viewership ratings, such as those published by Nielsen Media Research; and the strength of the market for advertising. While TV Guide Network has benefited, to a certain degree, from the expanded distribution, a significant portion of the expanded distribution has been to satellite subscribers, who did not previously have TV Guide Network as a programming choice. Digital cable and satellite homes also have many more channels and generally use an interactive program guide rather than TV Guide Network, for listing information. As such, the viewership of TV Guide Network in digital cable and satellite homes has been minimal to date. Also, certain of the long-term agreements with multiple MSOs for the TV Guide Network allow for migration to exclusively digital carriage. If the MSOs elect to migrate TV Guide Network to digital carriage, TV Guide Network will generally experience a corresponding reduction in subscribers, resulting in reduced affiliate fee revenue and potentially reducing advertising revenue, due both to the smaller pool of potential viewers and the fact that TV Guide Network’s viewers come primarily from analog cable homes, where scroll data is still utilized for guidance. TV Guide Network has been investing in new programming and marketing initiatives with an expectation that the additional investments that it is making in programming and marketing will, in the future, result in increased viewership in both cable and satellite homes. If viewership ratings do not improve sufficiently or it is unable to maintain broad distribution, TV Guide Network’s increased programming and marketing costs could have a material adverse effect on its results of operations. While TV Guide Network has undertaken significant programming and marketing initiatives designed in part to position itself as an entertainment destination independent of listings data, there can be no assurance that such initiatives will ultimately result in increased viewership ratings and advertising revenues, or that any initial increase in viewership ratings will be sustainable over time.
     The loss of our affiliation agreements, or renewals with less advantageous terms, could cause our revenue to decline.
     Because TV Guide Network is licensed on a wholesale basis to distributors such as cable and satellite operators which in turn distribute it to consumers, it is dependent upon the maintenance of affiliation agreements with these operators. These affiliation agreements generally provide for the level of carriage TV Guide Networks will receive, such as channel placement and programming package inclusion (widely distributed, broader programming packages compared to lesser distributed, specialized programming packages), and for payment of a license fee to TV Guide Network based on the numbers of subscribers that receive the network. TV Guide Network’s affiliation agreements generally have a limited term which varies from market to market and from distributor to distributor, and there can be no assurance that these affiliation agreements will be renewed in the future, or renewed on terms that are as favorable as those in effect today. A reduction in the license fees that TV Guide Networks receives per subscriber or in the number of subscribers for which we are paid, including as a result of a loss or reduction in carriage for the network, could adversely affect its distribution revenue. Such a loss or reduction in carriage could also decrease the potential audience for its programs thereby adversely affecting its advertising revenue.

     If third-party suppliers of TV Guide Network fail to provide it with network infrastructure services on a timely basis, its costs could increase and its growth could be hindered.
     TV Guide Network currently relies on third parties to supply key network infrastructure services including uplink, playback, transmission and satellite services, which are available only from limited sources. TV Guide Network has occasionally experienced delays and other problems in receiving communications equipment, services and facilities and may, in the future, be unable to obtain such services, equipment or facilities on the scale and within the time frames required by it on acceptable terms, or at all. If it is unable to obtain, or if it experiences a delay in the delivery of, such services, it may be forced to incur significant unanticipated expenses to secure alternative third party suppliers or adjust its operations, which could hinder its growth and reduce its revenue.
     Digital recapture may adversely affect the TV Guide Network business and operating results.
     Cable television is transmitted on a limited frequency spectrum that must be allocated between multiple analog and digital channels. As digital penetration increases, MSOs are reclaiming analog bandwidth to launch more high-definition channels and other services, and are likely to continue this recapture until they rebuild their plants to increase bandwidth or there is stability in the mix of analog and digital carriage. Digital recapture will result in a significant decline in the distribution of the analog TV Guide Network, which could negatively impact its operating results.
     Some terms of TV Guide Network’s agreements with licensees could be interpreted in a manner that could adversely affect licensing revenue payable to it under those agreements.
     Some of TV Guide Network’s license agreements contain “most favored nation” clauses. These clauses typically provide that if TV Guide Network enters into an agreement with another licensee on more favorable terms, it must offer some of those terms to the existing licensees. TV Guide Network has entered into a number of license agreements with terms that differ in some respects from those contained in other agreements. While we believe that TV Guide Network has appropriately complied with the most favored nation terms included in its license agreements, these contracts are complex and other parties could reach a different conclusion that, if correct, could have an adverse effect on TV Guide Network’s financial condition or results of operations.
     Government regulations may adversely affect the TV Guide Network business.
     Programming services like that of TV Guide Networks, and the distributors of its services, including cable operators, satellite operators and internet companies (such as TV Guide Online), are highly regulated by U.S. federal laws and regulations issued and administered by various federal agencies, including the FCC, as well as by state and local governments. The U.S. Congress, the FCC and the courts currently have under consideration, and may in the future adopt, new laws, regulations and policies regarding a wide variety of matters that could, directly or indirectly, affect operations of our properties or modify the terms under which we offer our services and operate. For example, any changes to the laws and regulations that govern the services or signals that are carried by cable television operators or our other distributors may result in less capacity for other programming services, such as our network, which could adversely affect its revenue.
     Interruption or failure of communications and transmission systems and mechanisms could impair TV Guide Network’s ability to effectively provide its services, which could affect its revenues.
     The provision of certain of TV Guide Network’s services depends on the continuing operation of communications and transmission systems and mechanisms, including satellite, cable, wire, over the air broadcast communications and transmission systems and mechanisms. These communication and transmission systems and mechanisms are subject to significant risks and any damage to or failure of these systems and mechanisms could result in an interruption of the provision of its services. Interruptions in the provision of its services could adversely affect its revenues, and its brand could be damaged if people believe the services are unreliable. The communications and transmission systems and mechanisms that it depends on is vulnerable to damage or interruption from telecommunications and satellite failures, natural disasters, terrorists attacks, power loss, computer viruses and similar events. The communications and transmission systems and mechanisms that it depends on are not fully redundant, and its disaster recovery planning cannot account for all eventualities.
     Continued consolidation of the cable and satellite broadcasting industry could adversely affect existing agreements; the impact of these changes is not clear.
     TV Guide Network has entered into agreements with a large number of cable MSOs and satellite providers for the licensing or distribution of its services. If consolidation of the cable and satellite broadcasting industry continues, some of these agreements may be affected by mergers, acquisitions or system swaps. We cannot assure you that any measures that we have taken to protect TV Guide Network against any negative consequences resulting from those transactions will be effective. Also, a service provider that files a bankruptcy petition or otherwise restructures or liquidates could avoid its future obligations and discharge its past payment obligations under the agreement in some circumstances. Any such events could have a material adverse effect on the amount of revenue TV Guide Network receives under these agreements.
     Limitations on control of joint ventures may adversely impact our operations.
     We hold our interests in certain businesses as a joint venture or in partnership with non-affiliated third parties. As a result of such arrangements, we may be unable to control the operations, strategies and financial decisions of such joint venture or partnership entities which could in turn result in limitations on our ability to implement strategies that we may favor. In addition, our ability to transfer our interests in businesses owned with third parties is limited under certain joint venture, partnership or similar agreements.
We face risks from doing business internationally.
     We distribute motion picture and television productions outside the U.S. in the UK and Ireland through Lionsgate UK, in Australia and New Zealand through Lionsgate Australia, and through third party licensees elsewhere, and derive revenues from these sources. As a result, our business is subject to certain risks inherent in international business, many of which are beyond our control. These risks include:
•	laws and policies affecting trade, investment and taxes, including laws and policies relating to the repatriation of funds and withholding taxes, and changes in these laws;

•	changes in local regulatory requirements, including restrictions on content;

•	differing cultural tastes and attitudes;

•	differing degrees of protection for intellectual property;

•	financial instability and increased market concentration of buyers in foreign television markets, including in European pay television markets;

•	the instability of foreign economies and governments;

•	fluctuating foreign exchange rates;

•	the spread of communicable diseases in such jurisdictions, which may impact business in such jurisdictions; and

•	war and acts of terrorism.
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
     Motion picture piracy is extensive in many parts of the world, including South America, Asia, and former Eastern bloc countries, and is made easier by technological advances and the conversion of motion pictures into digital formats. This trend facilitates the creation, transmission and sharing of high quality unauthorized copies of motion pictures in theatrical release on DVDs, Blu-ray discs, from pay-per-view through set top boxes and other devices and through unlicensed broadcasts on free television and the internet. The proliferation of unauthorized copies of these products has had and will likely continue to have an adverse effect on our business, because these products reduce the revenue we received from our products. Additionally, in order to contain this problem, we may have to implement elaborate and costly security and anti-piracy measures, which could result in significant expenses and losses of revenue. We cannot assure you that even the highest levels of security and anti-piracy measures will prevent piracy.
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
     Although we believe we are currently a Canadian-controlled entity under the ICA, there can be no assurance that the Minister will not determine that we are out of compliance with the ICA, or that events beyond our control will not result in our ceasing to be Canadian-controlled pursuant to the ICA. There are currently no transfer restrictions on our common shares as a class, and we accordingly may not be able to prevent an acquisition of control by non-Canadians. In addition, the ICA provides the Minister with discretion to make a determination that an entity engaged in a cultural business is not a Canadian-controlled entity, if the Minister is satisfied, after considering any information or evidence submitted by the entity or otherwise made available to the Minister or the Director of Investments, that the entity is controlled in fact by one or more non-Canadians. If we cease to be Canadian-controlled under the ICA, we and the entities that we consolidate, may no longer qualify for or be entitled to access refundable tax credits and other Canadian government and private motion picture industry incentives that are restricted to Canadian-controlled corporations. Such a change in status could also cause us to be required to repay certain tax credits and other government incentives previously received and default on certain distribution obligations, thereby affecting our financial results since we are required to consolidate the results of operations in our financial statements.
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
     Changes in, or interpretations of, tax rules and regulations, and changes in geographic operating results, may adversely affect our effective tax rates.
     We are subject to income taxes in the U.S. and foreign tax jurisdictions. Our future effective tax rates could be affected by changes in tax laws or the interpretation of tax laws, by changes in the amount of revenue or earnings that we derive from international sources in countries with high or low statutory tax rates, or by changes in the valuation of our deferred tax assets and liabilities. Unanticipated changes in our tax rates could affect our future results of operations.
     In addition, we may be subject to examination of our income tax returns by federal, state, and foreign tax jurisdictions. At the present time, we are not subject to any examinations. However, we regularly assess the likelihood of outcomes resulting from possible examinations to determine the adequacy of our provision for income taxes. In making such assessments, we exercise judgment in estimating our provision for income taxes. While we believe our estimates are reasonable, we cannot assure you that final determinations from any examinations will not be materially different from that reflected in our historical income tax provisions and accruals. Any adverse outcome from any examinations may have an adverse effect on our business and operating results, which could cause the market price of our stock to decline.
     We will incur costs and demands upon management as a result of complying with the laws and regulations affecting public companies, which could affect our operating results.
     We have incurred, and will continue to incur, significant legal, accounting and other expenses associated with corporate governance and public company reporting requirements, including requirements under the Sarbanes-Oxley Act of 2002, as well as rules implemented by the SEC and NYSE. As long as the SEC requires the current level of compliance for public companies of our size, we expect these rules and regulations to require significant legal and financial compliance costs and to make some activities time-consuming and costly. These rules and regulations may make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage than was previously available. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our Board of Directors or as our executive officers.

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
     We also lease the following properties for our various subsidiaries: a 33,809 square foot space in Marina Del Rey, California (which lease expires in November 2009); a 25,532 square foot space in Beverly Hills, California (which lease expires in November 2010); a 6,697 square foot space and a 36,785 square foot space in New York, New York (which leases expire in July 2014 and December 2015, respectively); an additional 4,389 square foot space in Santa Monica, California (which lease expires in March 2011); a 22,722 square foot space in Tulsa, Oklahoma (which expiration is currently being negotiated); a 4,833 square foot space in Chicago, Illinois (which lease expires in October 2012); a 15,371 square foot space and a 24,924 square foot space in Hollywood, California (which leases expire in December 2013 and March 2014, respectively).
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2009.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information
     Our common shares are listed on the NYSE under the symbol “LGF.”
     On May 22, 2009, the closing sales price of our common shares on the NYSE was $5.33.
     The following table sets forth the range of high and low closing sale prices for our common shares, as reported by the NYSE in U.S. dollars, for our two most recent fiscal years:

	High	Low
Year ended March 31, 2010
First Quarter (through May 22, 2009)	$5.36	$4.55

Year ended March 31, 2009
Fourth Quarter	$5.91	$3.90
Third Quarter	9.14	5.27
Second Quarter	10.52	8.82
First Quarter	10.68	9.67

	High	Low
Year ended March 31, 2008
Fourth Quarter	$9.85	$8.64
Third Quarter	10.79	8.94
Second Quarter	11.51	9.00
First Quarter	11.93	10.84
Holders
     As of May 22, 2009, there were 715 registered holders of our common shares.
Dividend Policy
     We have not paid any dividends on our outstanding common shares since our inception and do not anticipate doing so in the foreseeable future. The declaration of dividends on our common shares is restricted by our amended credit facility with JPMorgan Chase Bank, N.A and is within the discretion of our Board of Directors and will depend upon the assessment of, among other things, our earnings, financial requirements and operating and financial condition. At the present time, given our anticipated capital requirements, we intend to follow a policy of retaining earnings in order to finance further development of our business. We may be limited in our ability to pay dividends on our common shares by restrictions under the Business Corporations Act (British Columbia) relating to the satisfaction of solvency tests.
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
     The following table sets forth, for each of our equity compensation plans, the number of common shares subject to outstanding options and rights, the weighted-average exercise price of outstanding options, and the number of shares remaining available for future award grants as of March 31, 2009.

			Number of Common Shares
			Remaining Available for
			Future Issuance Under
	Number of Common		Equity
	Shares to be Issued	Weighted-Average	Compensation Plans
	Upon Exercise of	Exercise Price of	(Excluding Shares
	Outstanding Options,	Outstanding Options,	Reflected in
Plan Category	Warrants and Rights	Warrants and Rights	the First Column)
Equity compensation plans approved by shareholders	6,542,548 (1)	$9.84 (2)	5,119,785 (3)
Equity compensation plans not approved by shareholders	1,141,667 (4)	$9.22 (4)	—
Total	7,684,215	$9.75	5,119,785

(1)	Of these shares, 3,299,166 were subject to options then outstanding under the 2004 Plan. In addition, this number includes 3,243,382 shares that were subject to outstanding stock unit awards granted under the 2004 Plan. Of these stock unit awards, 1,061,881 represent units subject to satisfaction of certain performance targets.

(2)	This number does not reflect the 3,243,382 shares that were subject to outstanding stock unit awards granted under the 2004 Plan.

(3)	All of these shares were available for award grant purposes under the 2004 Plan. The shares available under the 2004 Plan are, subject to certain other limits under that plan, generally available for any type of award authorized under the 2004 Plan including options, stock appreciation rights, restricted stock, restricted share units, stock bonuses and performance shares. No new awards may be granted under the Equity Incentive Plan.

(4)	On September 10, 2007, pursuant to the acquisition of Mandate Pictures, Joseph Drake entered into an employment agreement with LGF, to serve as its Co-Chief Operating Officer and President of the Motion Picture Group, and Nathan Kahane entered into an employment agreement with LGF to serve as the President of Mandate Pictures. Pursuant to the terms of his employment agreement, Mr. Drake was granted 525,000 restricted share units (payable upon vesting in an equal number of shares of our common stock) which are scheduled to vest over three years based on his continued

employment with LGF and half of which are also subject to the satisfaction of certain performance targets, and options to purchase 500,000 shares of our common stock, 100,000 options of which are vested and 400,000 options which are scheduled to vest over four years based on his continued employment with LGF. Pursuant to the terms of his employment agreement, Mr. Kahane was granted 25,000 restricted share units (payable upon vesting in an equal number of shares of our common stock) and options to purchase 100,000 shares of our common stock, all of which are scheduled to vest over three years based on his continued employment with LGF. The per share exercise price of each option is the closing price of our common stock on September 10, 2007, the date of grant of the options.
Taxation
     The following is a general summary of certain Canadian income tax consequences to U.S. Holders (who, at all relevant times, deal at arm’s length with the Company) of the purchase, ownership and disposition of common shares. For the purposes of this Canadian income tax discussion, a “U.S. Holder” means a holder of common shares who (1) for the purposes of the Income Tax Act (Canada) is not, has not, and will not be, or deemed to be, resident in Canada at any time while he, she or it holds common shares, (2) at all relevant times is a resident of the U.S. under the Canada-United States Income Tax Convention (1980) (the “Convention”) and is eligible for benefits under the Convention, and (3) does not and will not use or be deemed to use the common shares in carrying on a business in Canada. This summary does not apply to U.S. Holders who are insurers. Such U.S. Holders should seek tax advice from their advisors.
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
     This summary is based upon the current provisions of the Income Tax Act (Canada), the regulations thereunder and the proposed amendments thereto publicly announced by the Department of Finance, Canada before the date hereof and our understanding of the current published administrative and assessing practices of the Canada Revenue Agency. No assurance may be given that any proposed amendment will be enacted in the form proposed, if at all. This summary does not otherwise take into account or anticipate any changes in law, whether by legislative, governmental or judicial action.
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
     Amounts in respect of common shares paid or credited or deemed to be paid or credited as, on account or in lieu of payment of, or in satisfaction of, dividends to a shareholder who is not a resident of Canada within the meaning of the Income Tax Act (Canada) will generally be subject to Canadian non-resident withholding tax. Canadian withholding tax applies to dividends that are formally declared and paid by the Company and also to deemed dividends that may be triggered by a cancellation of common shares if the cancellation occurs otherwise than as a result of a simple open market transaction. For either deemed or actual dividends, withholding tax is levied at a basic rate of 25%, which may be reduced pursuant to the terms of an applicable tax treaty between Canada and the country of residence of the non-resident shareholder. Under the Convention, the rate of Canadian non-resident withholding tax on the gross amount of dividends received by a U.S. Holder, which is the beneficial owner of such dividends, is generally 15%. However, where such beneficial owner is a company that owns at least 10% of the voting shares of the company paying the dividends, the rate of such withholding is 5%.
     In addition to the Canadian withholding tax on actual or deemed dividends, a U.S. holder also needs to consider the potential application of Canadian capital gains tax. A U.S. Holder will generally not be subject to tax under the Income Tax Act (Canada) in respect of any capital gain arising on a disposition of common shares (including, generally, on a purchase by the Company on the open market) unless at the time of disposition such shares constitute taxable Canadian property of the holder for purposes of the Income Tax Act (Canada) and such U.S. Holder is not entitled to relief under the Convention. If the common shares are listed on a designated stock exchange (which includes the NYSE) at the time they are disposed of, they will generally not constitute taxable Canadian property of a U.S. Holder unless, at any time during the five year period immediately preceding the disposition of the common shares, the U.S. Holder, persons with whom he, she or it does not deal at arm’s length, or the U.S. Holder together with such non-arm’s length persons, owned 25% or more of the issued shares of any class or series of the capital stock of the Company. In any event, under the Convention, gains derived by a U.S. Holder from the disposition of common shares will generally not be subject to tax in Canada unless the value of the company’s shares is derived principally from real property or certain other immovable property situated in Canada.

Issuer Purchases of Equity Securities
     On May 31, 2007, our Board of Directors authorized the repurchase of up to $50 million of our common shares. Thereafter, on each of May 29, 2008 and November 6, 2008, as part of its regularly scheduled meetings, our Board of Directors authorized the repurchase up to an additional $50 million of our common shares, subject to market conditions. The additional resolutions increased the total authorization to $150 million. The common shares may be purchased, from time to time, at the Company’s discretion, including the quantity, timing and price thereof. Such purchases will be structured as permitted by securities laws and other legal requirements. During the period from the authorization date through March 31, 2009, 6,787,310 shares have been repurchased at a cost of approximately $65.2 million (including commission costs). The share repurchase program has no expiration date.
     The following table sets forth information with respect to shares of our common stock purchased by us during the three months ended March 31, 2009:
ISSUER PURCHASES OF EQUITY SECURITIES

(d) Approximate
			(c) Total Number of	Dollar Value of
			Shares Purchased as	Shares that May Yet
			Part of Publicly	Be Purchased Under
	(a) Total Number of	(b) Average Price	Announced Plans or	the Plans or
Period	Shares Purchased	Paid per Share	Programs	Programs
January 1, 2009 - January 31, 2009	—	—	—	—
February 1, 2009 - February 29, 2009	—	—	—	—
March 1, 2009 - March 31, 2009	—	—	—	—
Total	—	—	—	$85,080,000
Stock Performance Graph
     The following graph compares our cumulative total shareholder return with those of the NYSE Composite Index and the S&P Movies & Entertainment Index for the period commencing March 31, 2004 and ending March 31, 2009. All values assume that $100 was invested on March 31, 2004 in our common shares and each applicable index and all dividends were reinvested.
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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Lions Gate Entertainment Corporation, The NYSE Composite Index
And The S&P Movies & Entertainment Index

*	$100 invested on 3/31/04 in stock or index, including reinvestment of dividends. Fiscal year ending March 31.
          Copyright© 2009 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

Company/Index	3/31/04	3/31/05	3/31/06	3/31/07	3/31/08	3/31/09
Lions Gate Entertainment Corp.	100.00	176.80	162.40	182.72	156.00	80.80
NYSE Composite Index	100.00	110.95	130.30	149.78	145.51	84.79
S&P Movies & Entertainment Index	100.00	100.84	96.83	118.90	99.70	52.09

*	$100 invested on 3/31/04 in stock or index-including reinvestment of dividends. Fiscal year ending March 31.

*	The graph and related information are being furnished solely to accompany this Form 10-K pursuant to Item 201(e) of Regulation S-K. They shall not be deemed “soliciting materials” or to be “filed” with the Securities and Exchange Commission (other than as provided in Item 201), nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that we specifically incorporate it by reference into such filing.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA.
     The consolidated financial statements for all periods presented in this Form 10-K are prepared in conformity with U.S. generally accepted accounting principles.
     The Selected Consolidated Financial Data below includes the results of Lionsgate UK, Debmar-Mercury, Mandate Pictures, and TV Guide Network from their acquisition dates of October 17, 2005, July 3, 2006, September 10, 2007, and February 28, 2009, respectively, onwards. The Selected Consolidated Financial Data below also includes the results of Maple Pictures from the date of consolidation of July 18, 2007, onwards. Due to the acquisitions and the consolidation of Maple Pictures, the Company’s results of operations for the years ended March 31, 2009, 2008, 2007, 2006, and 2005 and financial positions as at March 31, 2009, 2008, 2007, 2006, and 2005 are not directly comparable to prior reporting periods.

	Year Ended March 31,
	2009	2008	2007	2006	2005
	(Amounts in thousands, except per share amounts)
Statement of Operations Data:
Revenues	$1,466,374	$1,361,039	$976,740	$945,385	$838,097
Expenses:
Direct operating	793,816	660,924	435,934	456,986	351,598
Distribution and marketing	669,557	635,666	404,410	399,299	364,281
General and administration	136,563	119,080	90,782	69,936	69,258
Depreciation and amortization	7,657	5,500	3,670	3,821	4,562

Total expenses	1,607,593	1,421,170	934,796	930,042	789,699

Operating income (loss)	(141,219)	(60,131)	41,944	15,343	48,398

Other expenses (income):
Interest expense	19,327	16,432	17,832	18,860	25,318
Interest rate swaps mark-to-market	—	—	—	123	(2,453)
Interest and other income	(5,785)	(11,276)	(11,930)	(4,304)	(3,440)
Gain on sale of equity securities	—	(2,909)	(1,722)	—	—
Gain on extinguishment of debt	(3,549)	—	—	—	—
Minority interests	—	—	—	—	107

Total other expenses, net	9,993	2,247	4,180	14,679	19,532

Income (loss) before equity interests and income taxes	(151,212)	(62,378)	37,764	664	28,866
Equity interests loss	(9,044)	(7,559)	(2,605)	(74)	(200)

Income (loss) before income taxes	(160,256)	(69,937)	35,159	590	28,666
Income tax provision (benefit)	2,724	4,031	7,680	(1,030)	8,747

Income (loss) before discontinued operations	(162,980)	(73,968)	27,479	1,620	19,919
Income (loss) from discontinued operations (including gain on sale in 2006 of $4,872), net of tax of $2,464 in 2006 and $200 in 2005	—	—	—	4,476	362

Net income (loss)	$(162,980)	$(73,968)	$27,479	$6,096	$20,281

Basic Per Share Data:
Basic Income (Loss) Per Common Share From Continuing Operations	$(1.40)	$(0.62)	$0.25	$0.02	$0.20
Basic Income Per Common Share From Discontinued Operations	—	—	—	0.04	0.01

Basic Net Income (Loss) Per Common Share	$(1.40)	$(0.62)	$0.25	$0.06	$0.21

Diluted Per Share Data:
Diluted Income (Loss) Per Common Share From Continuing Operations	$(1.40)	$(0.62)	$0.25	$0.02	$0.19
Diluted Income Per Common Share From Discontinued Operations	—	—	—	0.04	0.01

Diluted Net Income (Loss) Per Common Share	$(1.40)	$(0.62)	$0.25	$0.06	$0.20

Weighted average number of common shares outstanding:
Basic	116,795	118,427	108,398	103,066	97,610
Diluted	116,795	118,427	111,164	106,102	103,375

Balance Sheet Data (at end of period):
Cash and cash equivalents	138,475	371,589	51,497	46,978	112,839
Investments — auction rate securities	—	—	237,379	167,081	—
Investment in films and television programs	702,767	608,942	493,140	417,750	367,376
Total assets	1,667,570	1,537,758	1,137,095	1,053,249	854,629
Bank loans	255,000	—	—	—	1,162
Subordinated notes and other financing obligations	331,716	328,718	325,000	385,000	390,000
Total liabilities	1,675,752	1,349,520	889,205	903,979	737,490
Shareholders’ equity (deficiency)	(8,182)	188,238	247,890	149,270	117,139

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Overview
     Lions Gate Entertainment Corp. (“Lionsgate,” the “Company,” “we,” “us” or “our”) is the leading next generation studio with a diversified presence in the production and distribution of motion pictures, television programming, home entertainment, family entertainment, video-on-demand and digitally delivered content.
     We have released approximately 18 to 20 motion pictures theatrically per year for the last three years, which include films we develop and produce in-house, as well as films that we acquire from third parties. In fiscal 2010, we intend to release approximately 10 to 12 motion pictures theatrically. Additionally, we have produced approximately 69 hours of television programming on average for the last three years, primarily prime time television series for the cable and broadcast networks. In fiscal 2010, we intend to produce approximately 70 hours of television programming.
     We currently distribute our library of approximately 8,000 motion picture titles and approximately 4,000 television episodes and programs directly to retailers, video rental stores, and pay and free television channels in the United States (the “U.S.”), Canada, the United Kingdom (the “UK”) and Ireland, through various digital media platforms, and indirectly to other international markets through our subsidiaries and various third parties. We also plan to distribute our library through our newest platforms, TV Guide Network and TV Guide Online.
     In order to maximize our profit, we attempt to maintain a disciplined approach to acquisition, production and distribution of projects by balancing our financial risks against the probability of commercial success for each project. A key element of this strategy is to invest in or acquire individual properties, including films and television programs, libraries, and entertainment studios and companies, which enhance our competitive position in the industry, generate significant long-term returns and build a diversified foundation for future growth. As part of this strategy, we have acquired, integrated and/or consolidated into our business the following:
•	TV Guide Network, one of the 30 most widely distributed general entertainment cable networks in the U.S., including TV Guide Network On Demand and TV Guide Online (www.tvguide.com), a leading online navigational tool and provider of television listings and video and other entertainment content (acquired in February 2009 and an interest sold in May 2009);

•	Mandate Pictures, LLC (“Mandate Pictures”), a worldwide independent film producer, financier and distributor (acquired in September 2007);

•	Maple Pictures Corp. (“Maple Pictures”), a Canadian film, television and home video distributor (effective July 2007);

•	Debmar-Mercury, LLC (“Debmar-Mercury”), a leading independent syndicator of film and television packages (acquired in July 2006);

•	Redbus Film Distribution Ltd. and Redbus Pictures (collectively, “Redbus” and currently, Lions Gate UK Ltd. (“Lionsgate UK”)), an independent UK film distributor, which provides us the ability to self-distribute our motion pictures in the UK and Ireland and included the acquisition of the Redbus library of approximately 130 films (acquired in October 2005);

•	Certain of the film assets and accounts receivable of Modern Entertainment, Ltd., a licensor of film rights to DVD distributors, broadcasters and cable networks (acquired in August 2005);

•	Artisan Entertainment, Inc. (“Artisan Entertainment”), a diversified motion picture, family and home entertainment company (acquired in December 2003); and

•	Trimark Holdings, Inc., a worldwide distributor of entertainment content (acquired in October 2000).
     As part of this strategy, we also have acquired ownership interests in the following:
•	Horror Entertainment, LLC (“FEARnet”), a multiplatform programming and content service provider (acquired in October 2006);

•	NextPoint, Inc. (“Break.com”), an online video entertainment service provider (acquired in June 2007);

•	Roadside Attractions, LLC (“Roadside”), an independent theatrical distribution company (acquired in July 2007);

•	Elevation Sales Limited (“Elevation”), a UK based home entertainment distributor (acquired in July 2007); and

•	Studio 3 Partners LLC (“EPIX”), a joint venture entered into to create a premium television channel and subscription video-on-demand service (entered into in April 2008).

     Our revenues are derived from the following business segments:
•	Motion Pictures, which includes “Theatrical,” “Home Entertainment,” “Television,” “International,” and “Mandate Pictures.”
Theatrical revenues are derived from the theatrical release of motion pictures in the U.S. and Canada which are distributed to theatrical exhibitors on a picture by picture basis. The financial terms that we negotiate with our theatrical exhibitors generally provide that we receive a percentage of the box office results and are negotiated on a picture by picture basis.
Home Entertainment revenues consist of sale or rental of packaged media (i.e., DVD and Blu-ray) and electronic media (i.e., electronic-sell through or “EST”) of our own productions and acquired films, including theatrical releases and direct-to-video releases, to retail stores and through digital media platforms. In addition, we have revenue sharing arrangements with certain rental stores which generally provide that in exchange for a nominal or no upfront sales price we share in the rental revenues generated by each such store on a title by title basis.
Television revenues are primarily derived from the licensing of our productions and acquired films to the domestic cable, free and pay television markets.
International revenues include revenues from our international subsidiaries from the licensing and sale of our productions, acquired films, our catalog product or libraries of acquired titles and revenues from our direct distribution to international markets on a territory-by-territory basis. Our revenues are derived from the U.S., Canada, UK, Australia and other foreign countries; none of the foreign countries individually comprised greater than 10% of total revenues. See Note 17 of our accompanying consolidated financial statements.
Mandate Pictures revenues include revenues from the sales and licensing of domestic and worldwide rights of titles developed or acquired by Mandate Pictures to third-party distributors as well as certain titles sold by Mandate International, LLC, one of the Company’s international divisions, to international sub-distributors.
•	Television Production, which includes the licensing and syndication to domestic and international markets of one-hour and half-hour drama series, television movies and mini-series and non-fiction programming, and revenues from the sale of home entertainment product (i.e., packaged media and EST) consisting of television production movies or series.

•	Media Networks, which consists of TV Guide Network, one of the 30 most widely distributed general entertainment cable networks in the U.S., including TV Guide Network On Demand, and TV Guide Online (www.tvguide.com), an online navigational tool and provider of television listings and video and other entertainment content (acquired in February 2009). Media Networks includes distribution revenue from multi-system cable operators and digital broadcast satellite providers (distributors generally pay a per subscriber fee for the right to distribute programming) and advertising revenue from the sale of advertising on its television channel and related online media platforms.
     Our primary operating expenses include the following:
•	Direct Operating Expenses, which include amortization of film and television production or acquisition costs, participation and residual expenses and provision for doubtful accounts. Participation costs represent contingent consideration payable based on the performance of the film to parties associated with the film, including producers, writers, directors or actors, etc. Residuals represent amounts payable to various unions or “guilds” such as the Screen Actors Guild, Directors Guild of America, and Writers Guild of America, based on the performance of the film in certain ancillary markets or based on the individual’s (i.e., actor, director, writer) salary level in the television market.

•	Distribution and Marketing Expenses, which primarily include the costs of theatrical “prints and advertising” (“P&A”) and of DVD/Blu-ray duplication and marketing. Theatrical P&A represents the costs of the theatrical prints delivered to theatrical exhibitors and advertising includes the advertising and marketing cost associated with the theatrical release of the picture. DVD/Blu-ray duplication represents the cost of the DVD/Blu-ray product and the manufacturing costs associated with creating the physical products. DVD/Blu-ray marketing costs represent the cost of advertising the product at or near the time of its release or special promotional advertising.

•	General and Administration Expenses, which include salaries and other overhead.

Recent Developments
     Theatrical Slate Participation. On May 29, 2009, Lions Gate Entertainment Inc. (“LGEI”) and Lions Gate Films, Inc. (“LGF”), both wholly-owned subsidiaries, terminated our theatrical slate participation arrangement with Pride Pictures, LLC (“Pride”), an unrelated entity. The arrangement was evidenced by, among other documents, that certain Master Covered Picture Purchase Agreement (the “Master Picture Purchase Agreement”) between LGF and LG Film Finance I, LLC (“FilmCo”) and that certain Limited Liability Company Agreement (the “FilmCo Operating Agreement”) for FilmCo by and between LGEI and Pride, each dated as of May 25, 2007 and amended on January 30, 2008. Under the arrangement, Pride contributed, in general, 50% of our production, acquisition, marketing and distribution costs of theatrical feature films and participated in a pro rata portion of the pictures’ net profits or losses similar to a co-production arrangement based on the portion of costs funded.. Amounts provided from Pride were reflected as a participation liability. In late 2008, the administrative agent for the senior lenders under Pride’s senior credit facility took the position, among others, that the senior lenders did not have an obligation to continue to fund under the senior credit facility because the conditions precedent to funding set forth in the senior credit facility could not be satisfied. The Company was not a party to the credit facility. Consequently, Pride did not purchase the pictures The Spirit, My Bloody Valentine 3-D and Madea Goes To Jail. Thereafter, on April 20, 2009, after failed attempts by us to facilitate a resolution, we gave FilmCo and Pride notice that FilmCo, through Pride’s failure to make certain capital contributions, was in default of the Master Picture Purchase Agreement. On May 5, 2009, the representative for the Pride equity and the Pride mezzanine investor responded that the required amount was fully funded and that it had no further obligations to make any additional capital contributions. Consequently, on May 29, 2009, we gave notice of termination of the Master Picture Purchase Agreement.
   Refinancing Exchange. On April 20, 2009, Lions Gate Entertainment Inc. (“LGEI”), our wholly-owned subsidiary, entered into Refinancing Exchange Agreements (the “Refinancing Exchange Agreements”) with certain existing holders of LGEI’s 3.625% convertible senior subordinated secured notes due 2025 (the “Existing Notes”). Pursuant to the terms of the Refinancing Exchange Agreements, holders of the Existing Notes exchanged approximately $66.6 million aggregate principal amount of Existing Notes for new 3.625% convertible senior subordinated secured notes due 2025 (the “New 3.625% Notes”) that were issued by LGEI in the same aggregate principal amount under a new indenture (the “Indenture”) entered into by us, as guarantor, by LGEI and by an indenture trustee thereunder. LGEI will pay interest on the New 3.625% Notes on March 15 and September 15 of each year, beginning on September 15, 2009. The New 3.625% Notes will mature on March 15, 2025. The New 3.625% Notes may be converted into our common shares at any time before maturity, redemption or repurchase. In addition, under certain circumstances upon a “change in control,” the holders of the New 3.625% Notes will be entitled to receive a make whole premium. The initial conversion rate of the New 3.625% Notes is 121.2121 common shares per $1,000 principal amount of notes (equivalent to a conversion price of approximately $8.25 per common share) subject to adjustment in certain circumstances. On or after March 15, 2015, LGEI may redeem the New 3.625% Notes, in whole or in part, at a price equal to 100% of the principal amount of the New 3.625% Notes to be redeemed, plus accrued and unpaid interest and additional interest, if any, to, but excluding, the date of redemption. LGEI may be required to repurchase the New 3.625% Notes on March 15, 2015, 2018 and 2023 or upon a “designated event,” at a price equal to 100% of the principal amount of the New 3.625% Notes to be repurchased plus accrued and unpaid interest and additional interest, if any, to, but excluding, the date of repurchase. Such dates are in each case as of a date three years later than the corresponding dates in the Existing Notes. The Company has fully and unconditionally guaranteed the payment of principal and interest on the New 3.625% Notes and amounts payable upon repurchase on an unsecured senior subordinated basis. The New 3.625% Notes and related guarantee will be subordinated in right of payment to the prior payment in full of LGEI’s and our senior debt. The Existing Notes are governed by the terms of an indenture dated February 24, 2005, by and among us, LGEI and an indenture trustee thereunder.
     TV Guide Network Acquisitions. In January 2009, LGEI entered into an Equity Purchase Agreement (the “Equity Purchase Agreement”) with Gemstar-TV Guide International, Inc. (“Gemstar”), TV Guide Entertainment Group, Inc. (“TVGE”), its parent company, UV Corporation and Macrovision Solutions Corporation (“Macrovision”), the ultimate parent company of Gemstar, TVGE and UV Corporation, for the purchase by LGEI from UV Corporation of all of the issued and outstanding equity interests of TVGE. In connection with the transaction, Gemstar and its subsidiaries transferred, assigned and licensed to LGEI certain assets related to TV Guide Network, one of the 30 most widely distributed general entertainment cable networks in the U.S., and related assets, including TV Guide Network On Demand, and TV Guide Online (www.tvguide.com), a leading online navigational tool and provider of television listings and video and other entertainment content. The acquisition closed February 28, 2009. The Company paid approximately $241.6 million for all of the equity interest of TV Guide Network, net of an anticipated working capital adjustment, assumed a capital lease obligation of $12.1 million in liabilities and incurred approximately $1.6 million in direct transaction costs (paid to lawyers, accountants and other consultants).
     The acquisition was accounted for as a purchase, with the results of operations of TV Guide Network consolidated from February 28, 2009. Goodwill of $155.1 million represents the excess of purchase price over the preliminary estimate of fair value of the tangible and intangible assets acquired and liabilities assumed.

   Sale of TV Guide Network Interest. On May 28, 2009, the Company entered into a Purchase Agreement (the “Purchase Agreement”) with One Equity Partners (“OEP”), the global private equity investment arm of JPMorgan Chase, pursuant to which OEP purchased 49% of the Company’s interest in TV Guide Network and TV Guide.com (collectively “TV Guide Network”) for approximately $123 million in cash. In addition, OEP reserved the option of buying another 1% of TV Guide Network under certain circumstances. The arrangement contains joint control rights, as evidenced in an Operating Agreement as well as customary transfer restrictions and exit rights. The Company acquired TV Guide Network and TVGuide.com in February 2009 for approximately $241.6 million, subject to the finalization of a working capital adjustment.
     Amended Credit Facility. In July 2008, we entered into an amended credit facility, which provides for a $340 million secured revolving credit facility, of which $30 million may be utilized by two of our wholly owned foreign subsidiaries. The amended credit facility expires July 25, 2013 and bears interest at 2.25% over the “Adjusted LIBOR” rate. At March 31, 2009, we had borrowings of $255 million (March 31, 2008 — nil) under the credit facility. The availability of funds under the credit facility is limited by a borrowing base and also reduced by outstanding letters of credit, which amounted to $46.7 million, at March 31, 2009. At March 31, 2009, there was $38.3 million available under the amended credit facility. We are required to pay a monthly commitment fee based upon 0.50% per annum on the total credit facility of $340 million less the amount drawn. This amended credit facility amends and restates our original $215 million credit facility. Obligations under the credit facility are secured by collateral (as defined in the credit agreement) granted by us and certain our subsidiaries, as well as a pledge of equity interests in certain of our subsidiaries. The amended credit facility contains a number of affirmative and negative covenants that, among other things, require us to satisfy certain financial covenants and restricts our ability to incur additional debt, pay dividends and make distributions, make certain investments and acquisitions, repurchase our stock and prepay certain indebtedness, create liens, enter into agreements with affiliates, modify the nature of its business, enter into sale-leaseback transactions, transfer and sell material assets and merge or consolidate. Under the credit facility, the Company may also be subject to an event of default upon a “change in control” (as defined in the credit facility) which, among other things, includes a person or group acquiring ownership or control in excess of 20% of our common stock.
     EPIX. In April 2008, we formed a joint venture with Viacom, its Paramount Pictures unit (“Paramount Pictures”) and MGM to create a premium television channel and subscription video-on-demand service named “EPIX.” The new venture will have access to our titles released theatrically on or after January 1, 2009. Viacom will provide operational support to the venture, including marketing and affiliate services through its MTV Networks division. Upon its expected launch in the fall of 2009, the joint venture will provide us with an additional platform to distribute our library of motion picture titles and television episodes and programs. We have invested $12.4 million as of March 31, 2009, which represents 28.57% of our proportionate share of investment in the joint venture. We have a total mandatory commitment of $31.4 million, increasing to $42.9 million if certain performance targets are achieved. We record our share of the joint venture results on a one quarter lag. As of March 31, 2009 our remaining commitment is $19.0 million.
CRITICAL ACCOUNTING POLICIES
     The application of the following accounting policies, which are important to our financial position and results of operations, requires significant judgments and estimates on the part of management. As described more fully below, these estimates bear the risk of change due to the inherent uncertainty attached to the estimate. For example, accounting for films and television programs requires us to estimate future revenue and expense amounts which, due to the inherent uncertainties involved in making such estimates, are likely to differ to some extent from actual results. For a summary of all of our accounting policies, including the accounting policies discussed below, see Note 2 to our audited consolidated financial statements.
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
     We regularly review and revise, when necessary, our ultimate revenue and cost estimates, which may result in a change in the rate of amortization of film costs and participations and residuals and/or write-down of all or a portion of the unamortized costs of the film or television program to our estimated fair value. We estimate the ultimate revenue based on experience with similar titles or title genre, the general public appeal of the cast, actual performance (when available) at the box office or in markets currently being exploited, and other factors such as the quality and acceptance of motion pictures or programs that our competitors release into the marketplace at or near the same time, critical reviews, general economic conditions and other tangible and intangible factors, many of which we do not control and which may change. In the normal course of our business, some films and titles are more successful than anticipated and some are less successful. Accordingly, we update our estimates of ultimate revenue and participation costs based upon the actual results achieved or new information as to anticipated revenue performance such as (for home entertainment revenues) initial orders and demand from retail stores when it becomes available. An increase in the ultimate revenue will generally result in a lower amortization rate while a decrease in the ultimate revenue will generally result in a higher amortization rate and periodically results in an impairment requiring a write-down of the film cost to the title’s fair value. These write-downs are included in amortization expense within direct operating expenses in our consolidated statements of operations.
     Revenue Recognition. Revenue from the sale or licensing of films and television programs is recognized upon meeting all recognition requirements of SoP 00-2. Revenue from the theatrical release of feature films is recognized at the time of exhibition based on our participation in box office receipts. Revenue from the sale of DVDs/Blu-ray discs in the retail market, net of an allowance for estimated returns and other allowances, is recognized on the later of receipt by the customer or “street date” (when it is available for sale by the customer). Under revenue sharing arrangements, rental revenue is recognized when we are entitled to receipts and such receipts are determinable. Revenues from television licensing are recognized when the feature film or television program is available to the licensee for telecast. For television licenses that include separate availability “windows” during the license period, revenue is allocated over the “windows.” Revenue from sales to international territories are recognized when access to the feature film or television program has been granted or delivery has occurred, as required under the sales contract, and the right to exploit the feature film or television program has commenced. For multiple media rights contracts with a fee for a single film or television program where the contract provides for media holdbacks (defined as contractual media release restrictions), the fee is allocated to the various media based on our assessment of the relative fair value of the rights to exploit each media and is recognized as each holdback is released. For multiple-title contracts with a fee, the fee is allocated on a title-by-title basis, based on our assessment of the relative fair value of each title.
     Distribution revenue from the distribution of TV Guide Network programming (distributors generally pay a per subscriber fee for the right to distribute programming) is recognized in the month the services are provided.
     Advertising revenue is recognized when the advertising spot is broadcast or displayed online. Advertising revenue is recorded net of agency commissions and discounts.
     Cash payments received are recorded as deferred revenue until all the conditions of revenue recognition have been met. Long-term, non-interest bearing receivables are discounted to present value.
     Reserves. Revenues are recorded net of estimated returns and other allowances. We estimate reserves for DVD/Blu-ray returns based on previous returns and our estimated expected future returns related to current period sales on a title-by-title basis in each of the DVD/Blu-ray businesses. Factors affecting actual returns include, among other factors, limited retail shelf space at various times of the year, success of advertising or other sales promotions, and the near term release of competing titles. We believe that our estimates have been materially accurate in the past; however, due to the judgment involved in establishing reserves, we may have adjustments to our historical estimates in the future.
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
     Income Taxes. We are subject to federal and state income taxes in the U.S., and in several foreign jurisdictions. We account for income taxes according to Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes (“SFAS No. 109”). SFAS No. 109 requires the recognition of deferred tax assets, net of applicable reserves, related to net operating loss carryforwards and certain temporary differences. The standard requires recognition of a future tax benefit to the extent that realization of such benefit is more likely than not or a valuation allowance is applied. Because of our historical operating losses, we have provided a full valuation allowance against our net deferred tax assets. When we have a history of profitable operations sufficient to demonstrate that it is more likely than not that our deferred tax assets will be realized, the valuation allowance will be reversed. However, this assessment of our planned use of our deferred tax assets is an estimate which could change in the future depending upon the generation of taxable income in amounts sufficient to realize our deferred tax assets.

     Goodwill. Goodwill is reviewed annually for impairment within each fiscal year or between the annual tests if an event occurs or circumstances change that indicate it is more likely than not that the fair value of a reporting unit is less than its carrying value. We perform our annual impairment test as of December 31 in each fiscal year. We performed our last annual impairment test on our goodwill as of December 31, 2008. No goodwill impairment was identified in any of our reporting units. Determining the fair value of reporting units requires various assumptions and estimates. The estimates of fair value include consideration of the future projected operating results and cash flows of the reporting unit. Such projections could be different than actual results. Should actual results be significantly less than estimates, the value of our goodwill could be impaired in the future.
     Business Acquisitions. We account for each of our business acquisitions as a purchase, whereby the purchase price is allocated to the assets acquired and liabilities assumed based on their estimated fair value. The excess of the purchase price over estimated fair value of the net identifiable assets is allocated to goodwill. Determining the fair value of assets and liabilities requires various assumptions and estimates. These estimates and assumptions are refined with adjustments recorded to goodwill as information is gathered and final appraisals are completed over the allocation period allowed under SFAS No. 141, Business Combinations. The changes in these estimates could impact the amount of assets, including goodwill and liabilities, ultimately recorded in our balance sheets and could impact our operating results subsequent to such acquisition. We believe that our estimates have been materially accurate in the past.
   Recent Accounting Pronouncements
     In May 2008, the Financial Accounting Standards Board (the “FASB”) issued FASB Staff Position (“FSP”) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of Accounting Principles Board (“APB”) Opinion No. 14, Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants. FSP APB 14-1 provides that issuers of such instruments should separately account for the liability and equity components of those instruments by allocating the proceeds at the date of issuance of the instrument between the liability component and the embedded conversion option (the equity component). The equity component is recorded in equity and the reduction in the principal amount (debt discount) is amortized as interest expense over the expected life of the instrument using the interest method. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We will adopt FSP APB 14-1 beginning in the first quarter of fiscal 2010, and this standard must be applied on a retrospective basis. We are evaluating the impact that the adoption of FSP APB 14-1 will have on our consolidated financial position and results of operations.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, transaction costs, in-process research and development and restructuring costs. In addition, under SFAS No. 141(R), changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. We will adopt SFAS No. 141(R) beginning in the first quarter of fiscal 2010, which will change our accounting treatment for business combinations on a prospective basis.
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
RESULTS OF OPERATIONS
   Fiscal 2009 Compared to Fiscal 2008
     Consolidated revenues in fiscal 2009 of $1.47 billion increased $105.4 million, or 7.7%, compared to $1.36 billion in fiscal 2008. Motion pictures revenue of $1.23 billion in fiscal 2009 increased $83.4 million, or 7.2%, compared to $1.15 billion in fiscal 2008. Television production revenues of $222.2 million in fiscal 2009 increased $11.7 million, or 5.6%, compared to $210.5 million in fiscal 2008. Media Networks revenue was $10.3 million for the period from the acquisition date of February 28, 2009 to March 31, 2009.

     Our largest component of revenue comes from home entertainment. The following table sets forth total home entertainment revenue for both the Motion Pictures and Television Production reporting segments for the fiscal year ended March 31, 2009 and 2008:

	Year	Year
	Ended	Ended
	March 31,	March 31,	Increase (Decrease)
	2009	2008	Amount	Percent
		(Amounts in millions)
Home Entertainment Revenue
Motion Pictures	$640.7	$623.5	$17.2	2.8%
Television Production	34.9	21.6	13.3	61.6%

	$675.6	$645.1	$30.5	4.7%

Motion Pictures Revenue
     The increase in motion pictures revenue this period was mainly attributable to increases in television, theatrical, and home entertainment revenue, offset by decreases in international and, to a lesser extent, Mandate Pictures revenue. The following table sets forth the components of revenue for the motion pictures reporting segment for the fiscal year ended March 31, 2009 and 2008:

	Year	Year
	Ended	Ended
	March 31,	March 31,	Increase (Decrease)
	2009	2008	Amount	Percent
		(Amounts in millions)
Motion Pictures
Theatrical	$223.3	$191.7	$31.6	16.5%
Home Entertainment	640.7	623.5	17.2	2.8%
Television	170.3	115.5	54.8	47.4%
International	142.3	158.7	(16.4)	(10.3%)
Mandate Pictures	45.5	52.3	(6.8)	(13.0%)
Other	11.8	8.8	3.0	34.1%

	$1,233.9	$1,150.5	$83.4	7.2%

     The following table sets forth the titles contributing significant motion pictures revenue for the fiscal year ended March 31, 2009 and 2008:

Year Ended March 31,
2009		2008
	Theatrical and DVD		Theatrical and DVD
Title	Release Date	Title	Release Date
Theatrical:		Theatrical:
The Haunting in Connecticut	March 2009	The Bank Job	March 2008
Madea Goes to Jail	February 2009	Meet the Browns	March 2008
My Bloody Valentine 3-D	January 2009	The Eye	February 2008
Transporter 3	November 2008	Rambo	January 2008
Saw V	October 2008	Why Did I Get Married? - Feature	October 2007
W.	October 2008	Saw IV	October 2007
The Family That Preys	September 2008	Good Luck Chuck	September 2007
The Forbidden Kingdom	April 2008	3:10 to Yuma	September 2007
		War	August 2007

Home Entertainment:		Home Entertainment:
Punisher: War Zone	March 2009	Why Did I Get Married? - Feature	February 2008
Transporter 3	March 2009	3:10 to Yuma	January 2008
Bangkok Dangerous	January 2009	Good Luck Chuck	January 2008
My Best Friend’s Girl	January 2009	Saw IV	January 2008
Saw V	January 2009	War	January 2008
The Family That Preys	January 2009	Bratz: The Movie	November 2007
The Forbidden Kingdom	September 2008	Delta Farce	September 2007
Meet the Browns	July 2008	The Condemned	September 2007
The Bank Job	July 2008	Daddy's Little Girls	June 2007
The Eye	June 2008	Pride	June 2007
Witless Protection	June 2008	Happily N'Ever After	May 2007
Rambo	May 2008

Television:	Television:
3:10 to Yuma	Crank
The Forbidden Kingdom	Daddy’s Little Girls
Good Luck Chuck	Employee of the Month
Meet the Browns	Saw III
Rambo	The Descent
Saw IV
The Bank Job
The Eye
Why Did I Get Married? - Feature

International:	International:
My Best Friend’s Girl	Good Luck Chuck
Punisher: War Zone	Saw III
Saw IV	Saw IV
Saw V	The Condemned
The Eye	War

Mandate Pictures:	Mandate Pictures:
30 Days of Night	30 Days of Night
Harold and Kumar Escape from Guantanamo Bay	Harold and Kumar Escape from Guantanamo Bay
Juno	Juno
Nick and Norah’s Infinite Playlist	Passengers
Passengers	The Boogeyman 2
     Theatrical revenue of $223.3 million increased $31.6 million, or 16.5%, in fiscal 2009 as compared to fiscal 2008. In fiscal 2009, the titles listed in the above table as contributing significant theatrical revenue represented individually between 5% and 19% of total theatrical revenue and, in the aggregate, approximately 77%, or $170.8 million of total theatrical revenue. In fiscal 2008, the titles listed in the above table as contributing significant theatrical revenue represented individually between 5% and 16% of total theatrical revenue and, in the aggregate, approximately 86%, or $164.7 million of total theatrical revenue.

     Home entertainment revenue of $640.7 million increased $17.2 million, or 2.8%, in fiscal 2009 as compared to fiscal 2008. The titles listed above as contributing significant home entertainment revenue in fiscal 2009 represented individually between 2% and 7% of total home entertainment revenue and, in the aggregate, 45%, or $290.4 million of total home entertainment revenue for the year. In fiscal 2008, the titles listed above as contributing significant home entertainment revenue represented individually between 2% and 9% of total home entertainment revenue and, in the aggregate, 48%, or $300.8 million of total home entertainment revenue for the year. In fiscal 2009, $350.3 million, or 55%, of total home entertainment revenue was contributed by titles that individually make up less than 2% of total home entertainment revenue, and in fiscal 2008, this amounted to $322.7 million, or 52%, of total home entertainment revenue.
     Television revenue included in motion pictures revenue of $170.3 million in fiscal 2009 increased $54.8 million, or 47.4%, compared to fiscal 2008. In fiscal 2009, the titles listed above as contributing significant television revenue represented individually between 6% and 8% of total television revenue and, in the aggregate, 63% or $107.6 million of total television revenue for the year. In fiscal 2008, the titles listed above as contributing significant television revenue represented individually between 6% and 12% of total television revenue and, in the aggregate, 44%, or $50.7 million of total television revenue for the year. In fiscal 2009, $62.7 million, or 37%, of total television revenue was contributed by titles that individually make up less than 5% of total television revenue, and in fiscal 2008, this amounted to $64.8 million, or 56%, of total television revenue for the period.
     International revenue of $142.3 million decreased $16.4 million, or 10.3%, in fiscal 2009 as compared to fiscal 2008. Lionsgate UK contributed $60.7 million, or 42.7% of international revenue in fiscal 2009, which included revenues from My Bloody Valentine 3-D, Righteous Kill, The Bank Job, Saw IV and Saw V, compared to $64.6 million, or 40.7%, of total international revenue in fiscal 2008. In fiscal 2009, the titles listed in the table above as contributing significant international revenue, excluding revenue generated from these titles by Lionsgate UK, represented individually between 5% and 7% of total international revenue and, in the aggregate, 26%, or $37.4 million, of total international revenue for the year. In fiscal 2008, the titles listed in the table above as contributing significant revenue represented individually between 2% and 12% of total international revenue and, in the aggregate, 28%, or $44.5 million of total international revenue for the year.
     Mandate Pictures revenue includes revenue from the sales and licensing of domestic and worldwide rights of titles developed or acquired by Mandate Pictures to third-party distributors or international sub-distributors. International revenue from Mandate Pictures titles is included in the Mandate Pictures revenue in the table above. In fiscal 2009, revenue from Mandate Pictures amounted to $45.5 million, as compared to $52.3 million in fiscal 2008. In fiscal 2009, the titles listed in the table above as contributing significant Mandate Pictures revenue represented individually between 5% and 30% of total Mandate Pictures revenue and, in the aggregate, 78%, or $35.3 million of total Mandate Pictures revenue for the year. In fiscal 2008, the titles listed in the table above as contributing significant Mandate Pictures revenue represented individually between 7% and 30% of total Mandate Pictures revenue and, in the aggregate, 89%, or $46.7 million of total Mandate Pictures revenue for the year.

Television Production Revenue
     The following table sets forth the components and the changes in the components of revenue that make up television production revenue for the fiscal year ended March 31, 2009 and 2008:

	Year	Year
	Ended	Ended
	March 31,	March 31,	Increase (Decrease)
	2009	2008	Amount	Percent
		(Amounts in millions)
Television Production
Domestic series licensing	$161.7	$134.8	$26.9	20.0%
Domestic television movies and miniseries	—	16.1	(16.1)	(100.0)%
International	24.9	37.6	(12.7)	(33.8)%
Home entertainment releases of television production	34.9	21.6	13.3	61.6%
Other	0.7	0.4	0.3	75.0%

	$222.2	$210.5	$11.7	5.6%

     The following table sets forth the components of revenue that make up domestic series licensing revenue for the fiscal year ended March 31, 2009 and 2008:

	Year	Year
	Ended	Ended
	March 31,	March 31,	Increase (Decrease)
	2009	2008	Amount	Percent
		(Amounts in millions)
Domestic series licensing
Lionsgate Television	$79.2	$84.3	$(5.1)	(6.0)%
Debmar-Mercury	59.1	50.5	8.6	17.0%
Ish Entertainment	23.4	—	23.4	100.0%

	$161.7	$134.8	$26.9	20.0%

     Revenues included in domestic series licensing from Lionsgate Television of $79.2 million decreased by $5.1 million in fiscal 2009, compared to domestic series licensing revenue of $84.3 million in fiscal 2008, due to lower revenue generated per episode delivered in fiscal 2009 compared to fiscal 2008, offset by revenue generated by five more episodes of programming delivered in fiscal 2009 compared to fiscal 2008.
     Revenues included in domestic series licensing from Debmar-Mercury increased $8.6 million to $59.1 million in fiscal 2009, from $50.5 million in fiscal 2008, primarily due to increased revenue from the television series, Family Feud, Meet the Browns and Trivial Pursuit.
     Revenues included in domestic series licensing from the Company’s reality television venture with Ish Entertainment Inc. (“Ish”), of $23.4 million resulted from the production of the domestic series Paris Hilton’s My New BFF, 50 Cent: The Money and the Power, and T.I.’s Road to Redemption.

     The following table sets forth the number of television episodes and hours delivered in the fiscal year ended March 31, 2009 and 2008, respectively, excluding television episodes delivered by the Company’s television syndication subsidiary, Debmar-Mercury and by our reality television venture with Ish:

		Year Ended				Year Ended
		March 31, 2009				March 31, 2008
		Episodes	Hours			Episodes	Hours
Fear Itself	1hr	13	13.0	The Dead Zone Season 5	1hr	13	13.0
Mad Men Season 2	1hr	13	13.0	The Dresden Files	1hr	2	2.0
Crash Season 1	1hr	13	13.0	Mad Men Season 1	1hr	12	12.0
Scream Queens	1hr	8	8.0	Wildfire Season 4	1hr	13	13.0
Weeds Season 4	1/2hr	13	6.5	Weeds Season 3	1/2hr	15	7.5
Pilots	1/2hr	2	1.0	Pilots	1/2hr	2	1.0

		62	54.5			57	48.5

     Revenues from Lionsgate Television decreased $5.1 million or 6.0%. Although the number of episodes and hours delivered increased in fiscal 2009 compared to fiscal 2008 the revenue per episode was less in Fiscal 2009 primarily due lower per show revenue on Fear Itself .
     Domestic television movies and miniseries revenue decreased by $16.1 million in fiscal 2009, primarily because there were no deliveries in the current period, as compared to the delivery of eight episodes of the miniseries The Kill Point in fiscal 2008.
     International revenue of $24.9 million decreased by $12.7 million in fiscal 2009, compared to international revenue of $37.6 million in fiscal 2008. International revenue in the current period includes revenue from Mad Men Season 1 and Season 2, Paris Hilton’s British Best Friend, Weeds Season 3, Wildfire Season 4, and The Kill Point, and international revenue in fiscal 2008 includes revenue from Hidden Palms, Mad Men Season 1, The Dresden Files, The Dead Zone Season 1 and Season 5, The Kill Point, and Weeds Season 2 and Season 3.
     The increase in revenue from home entertainment releases of television production is primarily driven by DVD/Blu-ray revenue from Weeds Season 3 and Mad Men Season 1.

Media Networks Revenue
     Revenues for the year ended March 31, 2008 are nil, as the acquisition of TV Guide Network occurred on February 28, 2009. Media Networks revenue for the period beginning February 28, 2009 and ending March 31, 2009 was $10.3 million.

Direct Operating Expenses
     The following table sets forth direct operating expenses by segment for the fiscal year ended March 31, 2009 and 2008:

	Year Ended				Year Ended
	March 31, 2009				March 31, 2008
	Motion	Television	Media		Motion	Television
	Pictures	Production	Networks	Total	Pictures	Production	Total
	(Amounts in millions)
Direct operating expenses
Amortization of films and television programs	$329.2	$125.7	$3.8	$458.7	$255.6	$147.8	$403.4
Participation and residual expense	279.0	49.3	—	328.3	212.7	44.3	257.0
Other expenses	5.1	1.8	(0.1)	6.8	0.5	0.1	0.6

	$613.3	$176.8	$3.7	$793.8	$468.8	$192.2	$661.0

Direct operating expenses as a percentage of segment revenues	49.7%	79.6%	35.9%	54.1%	40.7%	91.3%	48.6%
     Direct operating expenses of the motion pictures segment of $613.3 million for fiscal 2009 were 49.7% of motion pictures revenue, compared to $468.8 million, or 40.7%, of motion pictures revenue for fiscal 2008. The increase in direct operating expense of the motion pictures segment in fiscal 2009 as a percent of revenue is due primarily to the lower performance of the titles from the fiscal 2008 and 2009 theatrical releases in the current period, as compared to the prior year’s period, and a charge for a home entertainment library distribution contract of family entertainment titles. Investment in film write-downs of the motion picture segment totaled approximately $37.3 million for fiscal 2009, compared to $23.7 million for 2008. In addition, we recorded a charge of $36.1 million for a participation reserve in connection with a home entertainment library distribution contract of family entertainment titles entered into in the current fiscal year due to the actual and expected future underperformance of the titles in this library. In fiscal 2009, there were six write-downs over $1.0 million which aggregated $26.9 million of the total charges due to the lower than anticipated performance of six titles that have not yet been released and $5.1 million of write-downs of film libraries acquired due to the underperformance of those libraries. In fiscal 2008, there were seven write-downs over $1.0 million which aggregated $18.5 million. Approximately $4.8 million of the fiscal 2008 write-downs related to underperformance on released titles and approximately $13.7 million of the write-downs related to titles that had not yet been released due to a change in expected performance and release plans due based on the review of the film and the test market results. Other expenses consists of the provision for doubtful accounts and foreign exchange gains and losses. The provision for doubtful accounts increased from $0.9 million in fiscal 2008 to $3.9 million in fiscal 2009 primarily due to collection issues associated with certain domestic and foreign television networks and distributors and, to a lesser extent, certain home entertainment retailers. Foreign exchanges gains and losses went from a gain of $0.3 million in fiscal 2008 to a loss of $3.0 million in fiscal 2009 due to changes in exchange rates.
     Direct operating expenses of the television production segment of $176.8 million for fiscal 2009 were 79.6% of television revenue, compared to $192.2 million, or 91.3%, of television revenue for fiscal 2008. The decrease in direct operating expense and the decrease in the percent of revenue of direct operating expense of the television production segment in fiscal 2009 are due to a greater portion of revenue attributed to more successful shows, such as Weeds, House of Payne and Mad Men. In fiscal 2009, $9.1 million of charges for costs incurred in excess of contracted revenues for episodic television series or write-downs of television film costs were included in the amortization of television programs, compared to $6.8 million in fiscal 2008. Included in the charges in fiscal 2009 were charges and write-downs of $3.7 million, $1.8 million and two titles of $1.1 million each of film costs each associated with a different television series. Included in the charges in fiscal 2008 was $3.3 million associated with one television series and charges of approximately $2.0 million associated with two television pilots.
     Direct operating expenses of the media networks segment of $3.7 million for fiscal 2009 consists primarily of programming expenses associated with the production of such programs as Idol Tonight and Hollywood 411.

Distribution and Marketing Expenses
     The following table sets forth distribution and marketing expenses by segment for the fiscal year ended March 31, 2009 and 2008:

	Year Ended				Year Ended
	March 31, 2009				March 31, 2008
	Motion	Television	Media		Motion	Television
	Pictures	Production	Networks	Total	Pictures	Production	Total
	(Amounts in millions)
Distribution and marketing expenses
Theatrical	$330.5	$—	$—	$330.5	$326.3	$—	$326.3
Home Entertainment	255.4	10.5	—	265.9	238.7	7.4	246.1
Television	5.0	10.4	—	15.4	3.2	4.5	7.7
International	48.7	4.3	—	53.0	49.5	4.7	54.2
Media Networks	—	—	1.9	1.9	—	—	—
Other	2.1	0.8	—	2.9	1.3	0.1	1.4

	$641.7	$26.0	$1.9	$669.6	$619.0	$16.7	$635.7

     The majority of distribution and marketing expenses relate to the motion pictures segment. Theatrical P&A in the motion pictures segment in fiscal 2009 of $330.5 million increased $4.2 million, or 1.3%, compared to $326.3 million in fiscal 2008. Domestic theatrical P&A from the motion pictures segment this period included P&A incurred on the release of Bangkok Dangerous, Disaster Movie, Madea Goes to Jail, My Best Friend’s Girl, My Bloody Valentine 3-D, New In Town, Punisher: War Zone, Saw V, The Family That Preys, The Haunting in Connecticut, The Spirit, and Transporter 3, which individually represented between 5% and 9% of total theatrical P&A and, in the aggregate, accounted for 89% of the total theatrical P&A. Bangkok Dangerous, Disaster Movie, My Best Friend’s Girl, New In Town, Punisher: War Zone and The Spirit individually represented between 6% and 9% of total theatrical P&A, and in the aggregate, accounted for 43% of total theatrical P&A, and each contributed less than 5% of total theatrical revenue, and, in the aggregate, contributed less than 18% of total theatrical revenue. Domestic theatrical P&A from the motion pictures segment in fiscal 2008 included P&A incurred on the release of titles such as 3:10 to Yuma, Bratz: The Movie, Bug, Hostel 2, Good Luck Chuck, Meet the Browns, Rambo, The Eye, Saw IV, War, and Why Did I Get Married?, which individually represented between 5% and 13% of total theatrical P&A and, in the aggregate, accounted for 80% of the total theatrical P&A. In fiscal 2008, Bug, Hostel 2, and Bratz: The Movie, individually represented between 5% and 7% of total theatrical P&A and, in the aggregate, accounted for 18% of total theatrical P&A, and individually contributed less than 5% of total theatrical revenue, and, in the aggregate, contributed less than 10% of total theatrical revenue.
     Home entertainment distribution and marketing costs on motion pictures and television production in fiscal 2009 of $265.9 million increased $19.8 million, or 8.0%, compared to $246.1 million in fiscal 2008. The increase in home entertainment distribution and marketing costs is mainly due to the increase in revenue in fiscal 2009, compared to fiscal 2008. Home entertainment distribution and marketing costs as a percentage of home entertainment revenues was 39.4% and 38.1% in fiscal 2009 and fiscal 2008, respectively.
     International distribution and marketing expenses in fiscal 2009 includes $42.9 million of distribution and marketing costs from Lionsgate UK, compared to $42.4 million in fiscal 2008.
     Media Networks includes transmission and marketing and promotion expenses.
General and Administrative Expenses
     The following table sets forth general and administrative expenses by segment for the fiscal year ended March 31, 2009 and 2008:

	Year	Year
	Ended	Ended
	March 31,	March 31,	Increase (Decrease)
	2009	2008	Amount	Percent
		(Amounts in millions)
General and Administrative Expenses
Motion Pictures	$49.6	$43.0	$6.6	15.3%
Television Production	13.1	6.7	6.4	95.5%
Media Networks	3.8	—	3.8	100.0%
Corporate	70.1	69.4	0.7	1.0%

	$136.6	$119.1	$17.5	0.15

General and administrative expenses as a percentage of revenue	9.3%	8.8%
     The increase in general and administrative expenses of the motion pictures segment of $6.6 million, or 15.3%, is primarily due to an increase in general and administrative expenses associated with our recent acquisitions, increases in salaries and related expenses, including an increase of approximately $0.3 million in severance pay associated with certain workforce reductions, and increases in other overhead costs primarily related to rents and facility expenses, offset by capitalized film production costs that are directly attributable to motion picture productions. The following table sets forth the change in general and administrative expenses for the motion pictures reporting segment for the fiscal year ended March 31, 2009 and 2008:

	Year	Year
	Ended	Ended	Increase
	March 31,	March 31,	(Decrease)
	2009	2008	(in millions)
General and Administrative Expenses Motion Pictures
Mandate Pictures (acquired September 2007)	$5.6	$3.0	$2.6
Maple Pictures (consolidated July 2007)	4.7	2.6	2.1
Lionsgate UK	5.9	5.5	0.4
Salaries and related expenses	30.0	25.6	4.4
Other overhead	11.1	9.7	1.4
Capitalized film production costs	(7.7)	(3.4)	(4.3)

	$49.6	$43.0	$6.6

     Capitalized film production costs, which increased $4.3 million in fiscal 2009, compared to $3.4 million in fiscal 2008, consisted of an increase of $2.2 million of film production costs associated with pictures produced by Mandate Pictures, and the remaining $2.1 million was from other salaries and related expenses, and other general overhead cost increases directly attributable to motion picture productions.
     The increase in general and administrative expenses of the television production segment of $6.4 million is due to general and administrative expense increases related to Debmar-Mercury of $1.6 million primarily related to increases in salaries and related expenses, additional costs associated with our Asian television channel venture of $3.5 million, including approximately $1.1 million in severance pay as a result of reduced investment in this area, and an increase in other general overhead costs of approximately $1.3 million primarily related to salaries and related expenses and rents and facility expenses. In fiscal 2009, $5.8 million of television production overhead was capitalized, of which $1.6 million was associated with productions of our reality television venture with Ish, compared to $3.9 million in fiscal 2008.
     General and administrative expenses of the Media Networks segment of $3.8 million is primarily related to salaries and related expenses.
     The increase in Corporate general and administrative expenses of $0.7 million, or 1.0%, is due to an increase in rents and facility costs and other general overhead expenses of $3.2 million, an increase of $0.2 million of professional fees offset by a decrease in stock-based compensation of approximately $2.3 million and a net decrease in salaries and related expenses of approximately $0.4 million. The decrease in salaries and related expenses was approximately $1.8 million offset by an increase of approximately $1.4 million in severance pay associated with certain workforce reductions. The increase in professional fees is due to an increase in transactional related professional fees partially offset by a decrease in IT related consulting fees resulting in a net increase of approximately $0.2 million.
     The following table sets forth stock-based compensation expense (benefit) for all reporting segments for the fiscal year ended March 31, 2009 and 2008:

	Year	Year
	Ended	Ended
	March 31,	March 31,	Increase (Decrease)
	2009	2008	Amount	Percent
		(Amounts in millions)
Stock-Based Compensation Expense (Benefit):
Stock options	$3.2	$3.4	$(0.2)	(5.9%)
Restricted share units	10.1	10.4	(0.3)	(2.9%)
Stock appreciation rights	(3.5)	(1.7)	(1.8)	105.9%

	$9.8	$12.1	$(2.3)	(19.0%)

     At March 31, 2009, as disclosed in Note 12 to the consolidated financial statements, there were unrecognized compensation costs of approximately $19.6 million related to stock options and restricted share units previously granted, including annual installments of share grants that were subject to performance targets, which will be expensed over the remaining vesting periods. At March 31, 2009, 1,056,548 shares of restricted share units have been awarded to four key executive officers, the vesting of which will be subject to performance targets to be set annually by the Compensation Committee of the Board of Directors of the Company. These restricted share units will vest in three, four, and five annual installments assuming annual performance targets have been met. The fair value of the 1,056,548 shares whose future annual performance targets have not been set was $5.3 million, based on the market price of the Company’s common shares as of March 31, 2009. The market value will be remeasured when the annual performance criteria are set and the value will be expensed over the remaining vesting periods once it becomes probable that the performance targets will be satisfied.
     During the quarter ended March 31, 2009, it was determined that the four key executive officers’ share grants subject to fiscal 2009 performance targets would not meet their performance criteria. Accordingly, compensation costs of $1.7 million previously recognized in connection with these performance awards were reversed in the current period.
Depreciation, Amortization and Other Expenses (Income)
     Depreciation and amortization of $7.7 million in fiscal 2009 increased $2.2 million, or 40.0%, from $5.5 million in fiscal 2008. The increase is primarily due to intangible assets acquired in connection with the purchase of TV Guide Network. Estimated amortization expense, based on the preliminary purchase price allocated related to the acquisition of TV Guide Network, for each of the years ending March 31, 2010 through 2014 is approximately $10.2 million, $9.7 million, $7.1 million, $7.0 million, and $6.8 million, respectively.
     Interest expense of $19.3 million in fiscal 2009 increased $2.9 million, or 17.7%, from $16.4 million in fiscal 2008.
     Interest and other income was $5.8 million in fiscal 2009, compared to $11.3 million in fiscal 2008. Interest and other income in fiscal 2009 was earned on the cash balance and restricted investments held during the fiscal year ended March 31, 2009.
     Gain on sale of equity securities was nil for fiscal 2009, compared to $2.9 million in fiscal 2008, primarily from the sale of shares in Magna Pacific (Holdings) Limited, an Australian film distributor.
     Gain on extinguishment of debt was $3.5 million for fiscal 2009, resulting from the repurchase of $9.0 million of the Company’s 3.625% convertible senior subordinated notes, compared to nil in fiscal 2008.

     Our equity interests in fiscal 2009 included a $5.3 million loss from our 33.33% equity interest in FEARnet, a loss of $2.5 million from our 42% equity interest in Break.com, a $0.1 million loss from our 43% equity interest in Roadside, and a $1.0 million loss from our 28.57% equity interest in EPIX. For fiscal 2008, equity interests included a $5.4 million loss from our 33.33% equity interest in FEARnet, a $0.1 million loss from our 10% equity interest in Maple Pictures, a loss of $1.0 million from our 42% equity interest in Break.com, a $0.9 million loss from our 43% equity interest in Roadside, and a loss of $0.2 million from our 50% equity interest in Elevation.
     We had an income tax expense of $2.7 million, or (1.7%) of loss before income taxes in fiscal 2009, compared to an expense of $4.0 million, or (5.8%) of loss before income taxes in fiscal 2008. The tax expense reflected in the current period is primarily attributable to U.S. and Canadian income taxes and foreign withholding taxes. Our actual annual effective tax rate will differ from the statutory federal rate as a result of several factors, including changes in the valuation allowance against net deferred tax assets, non-temporary differences, foreign income taxed at different rates, and state and local income taxes. Income tax loss carryforwards, subject to certain limitations that may prevent us from fully utilizing them, amount to approximately $133.2 million for U.S. federal income tax purposes available to reduce income taxes over twenty years, $147.3 million for U.S. state income tax purposes available to reduce income taxes over future years with varying expirations, $18.9 million for Canadian income tax purposes available to reduce income taxes over 20 years with varying expirations, $20.9 million for UK income tax purposes available indefinitely to reduce future income taxes and $2.4 million of Hong Kong loss carryforwards available indefinitely to reduce future income taxes.
     At March 31, 2009, the Company had U.S. Alternative Minimum Tax (“AMT”) credit carryforwards of approximately $2.0 million available to reduce future federal income tax, which begin to expire in 2011.
     Net loss for fiscal 2009 was $163.0 million, or basic and diluted net loss per common share of $1.40 on 116.8 million weighted average shares outstanding. This compares to net loss for fiscal 2008 of $74.0 million, or basic and diluted net loss per common share of $0.62 on 118.4 million weighted average common shares outstanding.
   Fiscal 2008 Compared to Fiscal 2007
     Consolidated revenues in fiscal 2008 of $1.36 billion increased $384.3 million, or 39.3%, compared to $976.7 million in fiscal 2007. Motion pictures revenue of $1.15 billion in fiscal 2008 increased $292.3 million, or 34.1%, compared to $858.2 million in fiscal 2007. Television production revenues of $210.5 million in fiscal 2008 increased $92.0 million, or 77.6%, compared to $118.5 million in fiscal 2007.
     Our largest component of revenue came from home entertainment. The following table sets forth total home entertainment revenue for both the Motion Pictures and Television Production reporting segments for the fiscal year ended March 31, 2008 and 2007:

	Year	Year
	Ended	Ended
	March 31,	March 31,	Increase (Decrease)
	2008	2007	Amount	Percent
		(Amounts in millions)
Home Entertainment Revenue
Motion Pictures	$623.5	$528.3	$95.2	18.0%
Television Production	21.6	8.4	13.2	157.1%

	$645.1	$536.7	$108.4	20.2%

Motion Pictures Revenue
     The increase in motion pictures revenue in fiscal 2008 was attributable to increases in theatrical, video, television, international, Mandate Pictures and other revenue. The following table sets forth the components of revenue for the motion pictures reporting segment for the fiscal year ended March 31, 2008 and 2007:

	Year	Year
	Ended	Ended
	March 31,	March 31,	Increase (Decrease)
	2008	2007	Amount	Percent
		(Amounts in millions)
Motion Pictures
Theatrical	$191.7	$107.9	$83.8	77.7%
Home Entertainment	623.5	528.3	95.2	18.0%
Television	115.5	109.3	6.2	5.7%
International	158.7	105.2	53.5	50.9%
Mandate Pictures	52.3	—	52.3	100.0%
Other	8.8	7.5	1.3	17.3%

	$1,150.5	$858.2	$292.3	34.1%

     The following table sets forth the titles contributing significant motion pictures revenue for the fiscal year ended March 31, 2008 and 2007:

Year Ended March 31,
2008		2007
	Theatrical and DVD		Theatrical and DVD
Title	Release Date	Title	Release Date
Theatrical:		Theatrical:
The Bank Job	March 2008	Daddy’s Little Girls	February 2007
Meet the Browns	March 2008	Happily N’Ever After	January 2007
The Eye	February 2008	Employee of the Month	October 2006
Rambo	January 2008	Saw III	October 2006
Why Did I Get Married? - Feature	October 2007	Crank	September 2006
Saw IV	October 2007	The Descent	August 2006
Good Luck Chuck	September 2007	See No Evil	May 2006
3:10 to Yuma	September 2007	Akeelah and the Bee	April 2006
War	August 2007

Home Entertainment:		Home Entertainment:
Why Did I Get Married? - Feature	February 2008	Crank	January 2007
3:10 to Yuma	January 2008	Employee of the Month	January 2007
Good Luck Chuck	January 2008	Saw III	January 2007
Saw IV	January 2008	The Descent	December 2006
War	January 2008	See No Evil	November 2006
Bratz: The Movie	November 2007	An American Haunting	October 2006
Delta Farce	September 2007	Akeelah and the Bee	August 2006
The Condemned	September 2007	Madea Goes to Jail	June 2006
Daddy’s Little Girls	June 2007	Madea’s Family Reunion	June 2006
Pride	June 2007	Crash	September 2005
Happily N’Ever After	May 2007

Television:	Television:
Crank	Akeelah and the Bee
Daddy’s Little Girls	Hostel
Employee of the Month	Larry the Cable Guy: Health Inspector
Saw III	Lord of War
The Descent	Madea’s Family Reunion
Saw II

International:	International:
Good Luck Chuck	Crank
Saw III	Saw
Saw IV	Saw II
The Condemned	Saw III
War	The Lost City

Mandate Pictures:
30 Days of Night
Harold and Kumar Escape from Guantanamo Bay
Juno
Passengers
The Boogeyman 2

     Theatrical revenue of $191.7 million increased $83.8 million, or 77.7%, in fiscal 2008 as compared to fiscal 2007 primarily due to the performance of the theatrical releases listed in the above table during fiscal 2008 as compared to the performance during fiscal 2007. In fiscal 2008, the titles listed in the above table as contributing significant theatrical revenue represented individually between 5% and 16% of total theatrical revenue and, in the aggregate, approximately 86% of total theatrical revenue. In fiscal 2007, the titles listed in the above table as contributing significant theatrical revenue represented individually between 5% and 32% of total theatrical revenue and, in the aggregate, approximately 92% of total theatrical revenue.
     Home entertainment revenue of $623.5 million increased $95.2 million, or 18.0%, in fiscal 2008 as compared to fiscal 2007. The increase was primarily due to an increase in the amount of DVDs/Blu-ray discs sold. The amount of DVDs/Blue-ray discs sold increased primarily due to the performance of the theatrical releases in fiscal 2008 that were also subsequently released as home entertainment product in the current fiscal year. In fiscal 2008, the titles listed above as contributing significant home entertainment revenue represented individually between 2% to 9% of total home entertainment revenue and, in the aggregate, 48%, or $300.8 million of total home entertainment revenue for the year. In fiscal 2007, the titles listed above as contributing significant home entertainment revenue represented individually between 2% to 8% of total home entertainment revenue and, in the aggregate, 43%, or $227.9 million of total home entertainment revenue for the year. In fiscal 2008, $322.7 million, or 52%, of total home entertainment revenue was contributed by titles that individually make up less than 2% of total home entertainment revenue, and in fiscal 2007, this amounted to $300.4 million, or 57%, of total home entertainment revenue for the year.
     Television revenue included in motion pictures revenue of $115.5 million in fiscal 2008 increased $6.2 million, or 5.7%, compared to fiscal 2007. In fiscal 2008, the titles listed above as contributing significant television revenue represented individually between 6% to 12% of total television revenue and, in the aggregate, 44%, or $50.7 million of total television revenue for the year. In fiscal 2007, the titles listed above as contributing significant television revenue represented individually between 5% to 12% of total television revenue and, in the aggregate, 49% or, $53.8 million of total television revenue for the year. In fiscal 2008, $64.8 million, or 56%, of total television revenue was contributed by titles that individually make up less than 5% of total video revenue, and in fiscal 2007, this amounted to $55.5 million, or 51%, of total television revenue for the year.
     International revenue of $158.7 million increased $53.5 million, or 50.9%, in fiscal 2008 as compared to fiscal 2007. Lionsgate UK contributed $64.6 million, or 40.7% of international revenue in fiscal 2008, which included revenues from 3:10 to Yuma, Dirty Dancing, Good Luck Chuck, Saw III and Saw IV, compared to $45.0 million, or 42.8%, of total international revenue in fiscal 2007. In fiscal 2008, the titles listed in the table above as contributing significant international revenue, excluding revenue generated from these titles by Lionsgate UK, represented individually between 2% to 12% of total international revenue and, in the aggregate, 28%, or $44.5 million, of total international revenue for the year. In fiscal 2007, the titles listed in the table above as contributing significant revenue represented individually between 2% to 9% of total international revenue and, in the aggregate, 29%, or $30.8 million, of total international revenue for the year.
     Mandate Pictures revenue included revenue from the sales and licensing of domestic and worldwide rights of titles developed or acquired by Mandate Pictures to third-party distributors or international sub-distributors. International revenue from Mandate Pictures titles was included in the Mandate Pictures revenue in the table above. In fiscal 2008, Mandate Pictures revenue amounted to $52.3 million, as compared to nil in fiscal 2007. In fiscal 2008, the titles listed in the table above as contributing significant Mandate Pictures revenue represented individually between 7% and 30% of total Mandate Pictures revenue and, in the aggregate, 89%, or $46.7 million, of total Mandate Pictures revenue for fiscal 2008.

Television Production Revenue
     The following table sets forth the components and the changes in the components of revenue that made up television production revenue for the fiscal year ended March 31, 2008 and 2007:

	Year	Year
	Ended	Ended
	March 31,	March 31,	Increase (Decrease)
	2008	2007	Amount	Percent
		(Amounts in millions)
Television Production
Domestic series licensing	$134.8	$82.4	$52.4	63.6%
Domestic television movies and miniseries	16.1	16.0	0.1	0.6%
International	37.6	11.0	26.6	241.8%
Home entertainment releases of television production	21.6	8.4	13.2	157.1%
Other	0.4	0.7	(0.3)	(42.9%)

	$210.5	$118.5	$92.0	77.6%

     Revenues included in domestic series licensing from Debmar-Mercury increased $35.7 million to $50.5 million from $14.8 million in fiscal 2007 due to revenue from television series such as House of Payne, Family Feud and South Park. In addition, the following table sets forth the number of television episodes and hours delivered in the fiscal year ended March 31, 2008 and 2007, respectively, excluding television episodes delivered by Debmar-Mercury:

		March 31, 2008				March 31, 2007
		Episodes	Hours			Episodes	Hours
The Dead Zone Season 5	1hr	13	13.0	Dirty Dancing Reality TV Series	1hr	8	8.0
The Dresden Files	1hr	2	2.0	The Dresden Files	1hr	13	13.0
Mad Men Season 1	1hr	12	12.0	Wildfire Season 2	1hr	1	1.0
Wildfire Season 4	1hr	13	13.0	Wildfire Season 3	1hr	13	13.0
Weeds Season 3	1/2hr	15	7.5	Hidden Palms	1hr	8	8.0
Pilots	1/2hr	2	1.0	Lovespring International	1/2hr	13	6.5
				I Pity The Fool	1/2hr	6	3.0
				Weeds Season 2	1/2hr	12	6.0

		57	48.5			74	58.5

     In fiscal 2008, the television episodes, not including pilot episodes, listed in the table above represented individually between 1% to 17% of domestic series revenue and, in the aggregate, 57%, or $76.8 million of total television revenue for the year. In fiscal 2007, the television episodes listed above represented individually between 1% to 21% of domestic series revenue and, in the aggregate, 79%, or $65.0 million of total television revenue for the year. Pilot episodes delivered in fiscal 2008 represented approximately $4.1 million of domestic series licensing compared to less than $0.1 million in fiscal 2007.
     Domestic television movies and miniseries revenue increased slightly in fiscal 2008, as compared to fiscal 2007 mainly due to the delivery of eight episodes of the miniseries The Kill Point in fiscal 2008, as compared to the delivery of The Lost Room miniseries and The Staircase Murders movie in fiscal 2007.
     International revenue of $37.6 million increased by $26.6 million in fiscal 2008, compared to international revenue of $11.0 million in fiscal 2007. International revenue in fiscal 2008 included revenue from Hidden Palms, Mad Men Season 1, The Dresden Files, The Dead Zone Season 1 and Season 5, The Kill Point, and Weeds Season 2 and Season 3, and international revenue in fiscal 2007 included revenue from The Lost Room, The Dresden Files, Wildfire Season 1 and Season 2, and Weeds Season 1 and Season 2.
     The increase in revenue from home entertainment releases of television production was primarily driven by DVD/Blu-ray revenue from Weeds Season 1 and Season 2, House of Payne, The Dresden Files television series, and The Lost Room miniseries.

Direct Operating Expenses
     The following table sets forth direct operating expenses by segment for the fiscal year ended March 31, 2008 and 2007:

	Year Ended			Year Ended
	March 31, 2008			March 31, 2007
	Motion	Television		Motion	Television
	Pictures	Production	Total	Pictures	Production	Total
			(Amounts in millions)
Direct operating expenses
Amortization of films and television programs	$255.6	$147.7	$403.3	$146.4	$95.2	$241.6
Participation and residual expense	212.7	44.3	257.0	184.5	12.2	196.7
Other expenses	0.5	0.1	0.6	(2.8)	0.4	(2.4)

	$468.8	$192.1	$660.9	$328.1	$107.8	$435.9

Direct operating expenses as a percentage of segment revenues	40.7%	91.3%	48.6%	38.2%	91.0%	44.6%
     Direct operating expenses of the motion pictures segment of $468.8 million for fiscal 2008 were 40.7% of motion pictures revenue, compared to $328.1 million, or 38.2%, of motion pictures revenue for fiscal 2007. The increase in direct operating expense of the motion pictures segment in fiscal 2008 as a percent of revenue was due to the change in the mix of titles and performance of the titles generating revenue compared to fiscal 2007. The benefit in other expense in fiscal 2007 resulted primarily from the collection of accounts receivable previously reserved of approximately $1.5 million. Direct operating expenses of the motion pictures segment included charges for write-downs of investment in film costs of $23.7 million and $13.1 million in fiscal 2008 and fiscal 2007, respectively, due to the lower than anticipated actual performance or previously expected performance of certain titles. In fiscal 2008, there were seven write-downs over $1.0 million aggregating $18.5 million. Approximately $4.8 million of the write-downs related to underperformance on released titles and approximately $13.7 million of the write-downs related to a change in expected performance and release plans due to review of the film and the test market results. In fiscal 2007, approximately $5.6 million of the write-down related to the unanticipated poor performance at the box office of one motion picture and there were no other individual title write-downs in fiscal 2007 that exceeded $1.0 million.
     Direct operating expenses of the television production segment of $192.1 million for fiscal 2008 were 91.3% of television revenue, compared to $107.8 million, or 91.0% of television revenue for fiscal 2007. The increase in direct operating expense of the television production segment in fiscal 2008 was due primarily to the increase in television production revenue compared to fiscal 2007, and, in part to, the write-off of film costs associated with two television pilots of approximately $2.0 million, and the write-off of approximately $3.3 million of film costs associated with a television series in fiscal 2008. The increase in direct operating expense of the television production segment in fiscal 2008 as a percent of revenue was due to the change in the mix of titles generating revenue compared to fiscal 2007.
Distribution and Marketing Expenses
     The following table sets forth distribution and marketing expenses by segment for the fiscal year ended March 31, 2008 and 2007:

	Year Ended			Year Ended
	March 31, 2008			March 31, 2007
	Motion	Television		Motion	Television
	Pictures	Production	Total	Pictures	Production	Total
			(Amounts in millions)
Distribution and marketing expenses
Theatrical	$326.3	$—	$326.3	$149.7	$—	$149.7
Home Entertainment	238.7	7.4	246.1	202.0	2.8	204.8
Television	3.2	4.5	7.7	2.3	3.6	5.9
International	49.5	4.7	54.2	40.8	2.0	42.8
Other	1.3	0.1	1.4	1.2	—	1.2

	$619.0	$16.7	$635.7	$396.0	$8.4	$404.4

     The majority of distribution and marketing expenses related to the motion pictures segment. Theatrical P&A in the motion pictures segment in fiscal 2008 of $326.3 million increased $176.6 million, or 118.0%, compared to $149.7 million in fiscal 2007. Domestic theatrical P&A from the motion pictures segment in fiscal 2008 included P&A incurred on the release of titles such as 3:10 to Yuma, Bratz: The Movie, Bug, Hostel 2, Good Luck Chuck, Meet the Browns, Rambo, The Eye, Saw IV, War, and Why Did I Get Married?, which individually represented between 5% and 13% of total theatrical P&A and, in the aggregate, accounted for 80% of the total theatrical P&A. Domestic theatrical P&A from the motion pictures segment in fiscal 2007 included P&A incurred on the release of titles such as Akeelah and the Bee, Crank, Daddy’s Little Girls, Employee of the Month, Saw III, See No Evil, and The Descent, which individually represented between 7% and 16% of total theatrical P&A and, in the aggregate, accounted for 91% of the total theatrical P&A. In fiscal 2008, Bug, Hostel 2, and Bratz: The Movie, individually represented between 5% and 7% of total theatrical P&A and, in the aggregate, accounted for 18% of total theatrical P&A, and individually contributed less than 5% of total theatrical revenue, and, in the aggregate, contributed less than 10% of total theatrical revenue.
     Home entertainment distribution and marketing costs on motion pictures and television product in fiscal 2008 of $246.1 million increased $41.3 million, or 20.2%, compared to $204.8 million in fiscal 2007. The increase in home entertainment distribution and marketing costs were mainly due to the increase in the volume and the size of marketing campaigns in fiscal 2008 compared to fiscal 2007 and increase in distribution costs associated with the increase in revenue. Home entertainment distribution and marketing costs as a percentage of home entertainment revenues was 38.1% and 38.2% in fiscal 2008 and fiscal 2007, respectively.
     International distribution and marketing expenses in fiscal 2008 included $42.4 million of distribution and marketing costs from Lionsgate UK, compared to $31.3 million in fiscal 2007.

General and Administrative Expenses
     The following table sets forth general and administrative expenses by segment for the fiscal year ended March 31, 2008 and 2007:

	Year	Year
	Ended	Ended
	March 31,	March 31,	Increase (Decrease)
	2008	2007	Amount	Percent
		(Amounts in millions)
General and Administrative Expenses
Motion Pictures	$43.0	$31.1	$11.9	38.3%
Television Production	6.7	3.7	3.0	81.1%
Corporate	69.4	56.0	13.4	23.9%

	$119.1	$90.8	$28.3	31.2%

General and administrative expenses as a percentage of revenue	8.8%	9.3%
     The increase in general and administrative expenses of the motion pictures segment of $11.9 million, or 38.3%, was primarily due to an increase in general and administrative expenses associated with our acquisitions, increases in salaries and related expenses and increases in other overhead costs primarily related to rents and facility expenses, offset by capitalized film production costs that were directly attributable to motion picture productions. The following table sets forth the change in general and administrative expenses for the motion pictures reporting segment for the fiscal year ended March 31, 2008 and 2007:

	Year	Year
	Ended	Ended	Increase
	March 31,	March 31,	(Decrease)
	2008	2007	(in millions)
General and Administrative Expenses Motion Pictures
Mandate Pictures (acquired September 2007)	$3.0	$—	$3.0
Maple Pictures (consolidated July 2007)	2.6	—	2.6
Lions Gate UK	5.5	4.1	1.4
Salaries and related expenses	25.6	20.0	5.6
Other overhead	9.7	9.5	0.2
Capitalized film production costs	(3.4)	(2.5)	(0.9)

	$43.0	$31.1	$11.9

     Capitalized film production costs, which increased $0.9 million in fiscal 2008 compared to $2.5 million in fiscal 2007, consisted of an increase of $0.5 million of film production costs associated with pictures produced by Mandate Pictures and the remaining $0.4 million was from other salaries and related expenses, and other general overhead cost increases directly attributable to motion picture productions.
     The increase in general and administrative expenses of the television production segment of $3.0 million, or 81.1%, was due to other general and administrative expense increases related to Debmar-Mercury of $1.6 million and an increase in other general overhead costs primarily related to salaries and related expenses and professional fees. In fiscal 2008, $3.9 million of television production overhead was capitalized compared to $3.4 million in fiscal 2007.
     The increase in corporate general and administrative expenses of $13.4 million, or 23.9%, was primarily due to an increase in salaries and related expenses of approximately $8.6 million, an increase in stock-based compensation of approximately $3.4 million, an increase in professional fees of approximately $0.4 million and an increase in other general overhead costs of approximately $1.0 million. The increase in salaries and related expenses of $8.6 million was partly due to higher salaries and increases in the number of full-time employees, and also included a $1.5 million special bonus related to the closing our theatrical slate participation agreement on May 25, 2007, as amended.

     The following table sets forth stock-based compensation expense (benefit) for the fiscal year ended March 31, 2008 and 2007:

	Year	Year
	Ended	Ended
	March 31,	March 31,	Increase (Decrease)
	2008	2007	Amount	Percent
		(Amounts in millions)
Stock-Based Compensation Expense (Benefit):
Stock options	$3.4	$2.6	$0.8	30.8%
Restricted share units	10.4	4.4	6.0	136.4%
Stock appreciation rights	(1.7)	1.7	(3.4)	(200.0%)

	$12.1	$8.7	$3.4	39.1%

     At March 31, 2008, as disclosed in Note 12 to the consolidated financial statements, there were unrecognized compensation costs of approximately $24.7 million related to stock options and restricted share units previously granted, including the first annual installment of share grants that were subject to performance targets, which will be expensed over the remaining vesting periods. At March 31, 2008, 828,542 shares of restricted share units have been awarded to four key executive officers, the vesting of which will be subject to performance targets to be set annually by the Compensation Committee of the Board of Directors of the Company. These restricted share units will vest in three, four, and five annual installments assuming annual performance targets have been met. The fair value of the 828,542 shares whose future annual performance targets have not been set was $8.1 million, based on the market price of our common shares as of March 31, 2008. The market value will be remeasured when the annual performance criteria are set and the value will be expensed over the remaining vesting periods once it becomes probable that the performance targets will be satisfied.
Depreciation, Amortization and Other Expenses (Income)
     Depreciation and amortization of $5.5 million in fiscal 2008 increased $1.8 million, or 48.6%, from $3.7 million in fiscal 2007, primarily due to purchases of property and equipment in fiscal 2007 of $8.3 million that were depreciated for an entire year in fiscal 2008 compared to $5.6 million in purchases in fiscal 2006.
     Fiscal 2008 interest expense of $16.4 million decreased $1.4 million, or 7.9%, from $17.8 million in fiscal 2007, mainly due to the conversion of the Company’s 4.875% convertible senior subordinated notes on December 15, 2006, which resulted in $1.9 million less interest expense in fiscal 2008 compared to the fiscal 2007, offset by an increase of $0.5 million attributable to $0.4 million in interest expense from certain production loans from Mandate Pictures and $0.1 million attributable to the addition of $3.7 million in other financing obligations in fiscal 2008.
     Interest and other income was $11.3 million for the fiscal year ended March 31, 2008, compared to $11.9 million for the fiscal year ended March 31, 2007. Interest and other income in fiscal 2008 was earned on the cash balance and available-for-sale investments held during fiscal 2008.
     Gain on sale of equity securities of $2.9 million for the fiscal year ended March 31, 2008 resulted primarily from the sale of shares in Magna Pacific (Holdings) Limited. Gain on sale of equity securities of $1.7 million for the fiscal year ended March 31, 2007 resulted from the sale of our investment of 4,033,996 common shares of Image Entertainment, Inc.
     Our equity interests in fiscal 2008 included a $5.4 million loss from our 33.33% equity interests in FEARnet, a $0.1 million loss from our 10% equity interest in Maple Pictures prior to July 18, 2007, a loss of $1.0 million from our 42% equity interest in Break.com, a $0.9 million loss from our 43% equity interest in Roadside, and a loss of $0.2 million from our 50% equity interest in Elevation. The equity interests in fiscal 2007 consisted of a $1.5 million loss from our 33.33% equity interests in FEARnet, a $1.0 million loss from our 18.8% equity interest (on a fully diluted basis) in CinemaNow, Inc., and a $0.1 million loss from our 10% equity interest in Maple Pictures.
     We had an income tax expense of $4.0 million, or (5.8%) of loss before income taxes in fiscal 2008, compared to an expense of $7.7 million, or 21.8%, of income before income taxes in fiscal 2007. The tax expense reflected in fiscal 2008 was primarily attributable to U.S. state taxes. Our actual annual effective tax rate differ from the statutory federal rate as a result of several factors, including changes in the valuation allowance against net deferred tax assets, non-temporary differences, foreign income taxed at different rates, and state and local income taxes. Income tax loss carryforwards amount to approximately $87.5 million for U.S. federal income tax purposes available to reduce income taxes over twenty years, $73.3 million for U.S. state income tax purposes available to reduce income taxes over future years with varying expirations, $21.6 million for Canadian income tax purposes available to reduce income taxes over 19 years with varying expirations, and $19.8 million for UK income tax purposes available indefinitely to reduce future income taxes.

     Net loss for the fiscal year ended March 31, 2008 was $74.0 million, or basic and diluted net loss per share of $0.62, on 118.4 million weighted average common shares outstanding. This compared to net income for the year ended March 31, 2007 of $27.5 million, or basic net income per share of $0.25, on 108.4 million weighted average common shares outstanding. Diluted net income per share for the year ended March 31, 2007 was $0.25 on 111.2 million weighted average common shares outstanding.
Liquidity and Capital Resources
     Our liquidity and capital resources are provided principally through cash generated from operations, issuance of subordinated notes, and our credit facility.
     Convertible Senior Subordinated Notes. In October 2004, Lions Gate Entertainment Inc., a wholly-owned subsidiary of the Company (“LGEI”), sold $150 million of 2.9375% convertible senior subordinated notes that mature on October 15, 2024 (the “2.9375% Notes”). The 2.9375% Notes are convertible at the option of the holder, at any time prior to maturity, upon satisfaction of certain conversion contingencies, into our common shares at a conversion rate of 86.9565 shares per $1,000 principal amount of the 2.9375% Notes, which is equal to a conversion price of approximately $11.50 per share, subject to adjustment upon certain events. From October 15, 2009 to October 14, 2010, LGEI may redeem the 2.9375% Notes at 100.839%; from October 15, 2010 to October 14, 2011, LGEI may redeem the 2.9375% Notes at 100.420%; and thereafter, LGEI may redeem the notes at 100%. The holder may require LGEI to repurchase the 2.9375% Notes on October 15, 2011, 2014 and 2019 or upon a “change in control,” at a price equal to 100% of the principal amount of the 2.9375% Notes to be repurchased plus accrued and unpaid interest and additional interest, if any, to, but excluding, the date of repurchase.
     In February 2005, LGEI sold $175.0 million of 3.625% convertible senior subordinated notes that mature on March 15, 2025 (the “3.625% Notes”). The 3.625% Notes are convertible at the option of the holder, at any time prior to maturity, into our common shares at a conversion rate of 70.0133 shares per $1,000 principal amount of the 3.625% Notes, which is equal to a conversion price of approximately $14.28 per share, subject to adjustment upon certain events. LGEI may redeem the 3.625% Notes at its option on or after March 15, 2012 at 100% of their principal amount plus accrued and unpaid interest. The holder may require LGEI to repurchase the 3.625% Notes on March 15, 2012, 2015 and 2020 or upon a “change in control,” at a price equal to 100% of the principal amount of the 3.625% Notes to be repurchased plus accrued and unpaid interest and additional interest, if any, to, but excluding, the date of repurchase.
     In December 2008, we repurchased $9.0 million of the 3.625% Notes for $5.3 million plus $0.1 million in accrued interest, resulting in a gain of $3.5 million. As a result of this repurchase, we wrote off an additional $0.1 million of deferred financing costs associated with the 3.625% Notes.
     On April 20, 2009, LGEI entered into Refinancing Exchange Agreements with certain existing holders of the 3.625% Notes due 2025. Pursuant to the terms of the Refinancing Exchange Agreements, holders of the 3.625% Notes exchanged approximately $66.6 million aggregate principal amount of the 3.625% Notes for the New 3.625% Notes that were issued by LGEI in the same aggregate principal amount under a new indenture entered into by LGEI, us, as guarantor, and an indenture trustee thereunder.
     LGEI will pay interest on the New 3.625% Notes on March 15 and September 15 of each year, beginning on September 15, 2009. The New 3.625% Notes will mature on March 15, 2025. The New 3.625% Notes may be converted into our common shares at any time before maturity, redemption or repurchase at an initial conversion rate of 121.2121 common shares per $1,000 principal amount of notes (equivalent to a conversion price of approximately $8.25 per common share) subject to adjustment in certain circumstances. In addition, under certain circumstances upon a “change in control,” the holders of the New 3.625% Notes will be entitled to receive a make whole premium.
     The Company and its subsidiaries may from time to time, in their sole discretion, purchase, repay, redeem or retire any of the Company’s outstanding debt or equity securities in privately negotiated or open market transactions, by tender offer or otherwise.
     On or after March 15, 2015, LGEI may redeem the New 3.625% Notes, in whole or in part, at a price equal to 100% of the principal amount of the New 3.625% Notes to be redeemed, plus accrued and unpaid interest and additional interest, if any, to, but excluding, the date of redemption. LGEI may be required to repurchase the New 3.625% Notes on March 15, 2015, 2018 and 2023 or upon a “designated event”, at a price equal to 100% of the principal amount of the New 3.625% Notes to be repurchased plus accrued and unpaid interest and additional interest, if any, to, but excluding, the date of repurchase. Such dates are in each case as of a date three years later than the corresponding dates in the 3.625% Notes.

     Amended Credit Facility. In July 2008, we entered into an amended credit facility which provides for a $340 million secured revolving credit facility, of which $30 million may be utilized by two of our wholly owned foreign subsidiaries. The amended credit facility expires July 25, 2013 and bears interest at 2.25% over the “Adjusted LIBOR” rate. At March 31, 2009, we had borrowings of $255 million (March 31, 2008 — nil) under the credit facility. The availability of funds under the credit facility is limited by a borrowing base and also reduced by outstanding letters of credit, which amounted to $46.7 million at March 31, 2009. At March 31, 2009, there was $38.3 million available under the amended credit facility. We are required to pay a monthly commitment fee based upon 0.50% per annum on the total credit facility of $340 million less the amount drawn. This amended credit facility amends and restates our original $215 million credit facility. Obligations under the credit facility are secured by collateral (as defined) granted by us and certain of our subsidiaries, as well as a pledge of equity interests in certain of our subsidiaries. The amended credit facility contains a number of affirmative and negative covenants that, among other things, require us to satisfy certain financial covenants and restrict our ability to incur additional debt, pay dividends and make distributions, make certain investments and acquisitions, repurchase our stock and prepay certain indebtedness, create liens, enter into agreements with affiliates, modify the nature of its business, enter into sale-leaseback transactions, transfer and sell material assets and merge or consolidate. Under the credit facility, the Company may also be subject to an event of default upon a “change in control” (as defined in the credit facility) which, among other things, includes a person or group acquiring ownership or control in excess of 20% of our common stock.
     Theatrical Slate Participation. On May 29, 2009, LGEI and LGF terminated our theatrical slate participation arrangement with Pride. The arrangement was evidenced by, among other documents, that certain Master Covered Picture Purchase Agreement between LGF and FilmCo and the FilmCo Operating Agreement for FilmCo by and between LGEI and Pride, each dated as of May 25, 2007 and amended on January 30, 2008. Under the arrangement, Pride contributed, in general, 50% of our production, acquisition, marketing and distribution costs of theatrical feature films and participated in a pro rata portion of the pictures’ net profits or losses similar to a co-production arrangement based on the portion of costs funded.. Amounts provided from Pride were reflected as a participation liability. In late 2008, the administrative agent for the senior lenders under Pride’s senior credit facility took the position, among others, that the senior lenders did not have an obligation to continue to fund under the senior credit facility because the conditions precedent to funding set forth in the senior credit facility could not be satisfied. The Company was not a party to the credit facility. Consequently, Pride did not purchase the pictures The Spirit, My Bloody Valentine 3-D and Madea Goes To Jail. Thereafter, on April 20, 2009, after failed attempts by us to facilitate a resolution, we gave FilmCo and Pride notice that FilmCo, through Pride’s failure to make certain capital contributions, was in default of the Master Picture Purchase Agreement. On May 5, 2009, the representative for the Pride equity and the Pride mezzanine investor responded that the required amount was fully funded and that it had no further obligations to make any additional capital contributions. Consequently, on May 29, 2009, we gave notice of termination of the Master Picture Purchase Agreement.
     Although we will no longer receive financing as provided from the participation of Pride in our films, we do not believe this will have a material adverse effect to our business.
     Société Générale de Financement du Québec. On July 30, 2007, the Company entered into a four-year filmed entertainment slate participation agreement with Société Générale de Financement du Québec (“SGF”), the Québec provincial government’s investment arm. SGF will provide up to 35% of production costs of television and feature film productions produced in Québec for a four-year period for an aggregate participation of up to $140 million, and we will advance all amounts necessary to fund the remaining budgeted costs. The maximum aggregate of budgeted costs over the four-year period will be $400 million, including our portion, but no more than $100 million per year. In connection with this agreement, we and SGF will proportionally share in the proceeds derived from the productions after we deduct a distribution fee, recoup all distribution expenses and releasing costs, and pay all applicable third party participations and residuals. At March 31, 2009, $124.5 million was available to be provided by SGF under the terms of the arrangement.
     Filmed Entertainment Backlog. Backlog represents the amount of future revenue not yet recorded from contracts for the licensing of films and television product for television exhibition and in international markets. Backlog at March 31, 2009 and 2008 is $499.5 million and $437.4 million, respectively.
     Cash Flows Provided by/Used in Operating Activities. Cash flows used in operating activities for the year ended March 31, 2009 were $101.9 million, compared to cash flows provided by operating activities for the year ended March 31, 2008 of $89.2 million, and cash flows provided by operating activities for the year ended March 31, 2007 of $59.7 million. The increase in cash used in operating activities in fiscal 2009 as compared to fiscal 2008 was primarily due to increases in investment in films and television programs, decreases in cash provided by changes in accounts payable and accrued liabilities, participations and residuals, and a higher net loss generated in the year ended March 31, 2009, offset by decreases in accounts receivable, increases in film obligations, and a higher amortization of films and television programs. The change in cash provided by operating activities in fiscal 2008 as compared to fiscal 2007 was primarily due to the net loss incurred in the year ended March 31, 2008, increases in accounts receivables and increases in investment in film, offset by increases in amortization expense, and increases in participations and residuals.

     Cash Flows Provided by/Used in Investing Activities.  Cash flows used in investing activities of $298.6 million for the year ended March 31, 2009 consisted of $243.2 million for the acquisition of TV Guide Network, $8.7 million for purchases of property and equipment, $18.0 million for the investment in equity method investees and $25.0 million for increases in loans made to a third party producer and $3.8 million for an increase in loans made to Break.com. Cash flows provided by investing activities of $201.3 million for the year ended March 31, 2008 consisted of net proceeds from the sale of $237.4 million of auction rate securities and $19.3 million in net proceeds from the sale of equity securities, offset by $3.6 million for purchases of property and equipment, $6.5 million for the investment in equity method investees, $3.0 million for a note receivable from Break.com and $41.2 million for the acquisition of Mandate Pictures, net of unrestricted cash. Cash flows used in investing activities of $107.6 million in the year ended March 31, 2007 consisted of net purchases of $70.0 million of investments available-for-sale, $8.3 million for purchases of property and equipment, $24.1 million for the acquisition of Debmar-Mercury, net of cash acquired, and $5.1 million for the investment in FEARnet.
     Cash Flows Provided by Financing Activities.  Cash flows provided by financing activities of $171.6 million for the year ended March 31, 2009 resulted from borrowings under our credit facility of $255 million, increased production obligations of $189.9 million and the exercise of stock options of $2.9 million, offset by $222.0 million repayment of production obligations, $45.0 million paid for the repurchase of our common shares, $3.7 million paid for tax withholding requirements associated with our equity awards, and $5.4 million paid for the redemption of $9.0 million of our subordinated notes and other financing obligations. Cash flows provided by financing activities of $28.4 million in the year ended March 31, 2008 consisted of cash received from borrowings and the exercise of stock options of $167.4 million, offset by $97.1 million repayment of production obligations, repayment of $14.3 million of debt assumed from the Mandate Pictures acquisition, $22.3 million paid for the repurchase of our common shares and $5.3 million paid for tax withholding requirements associated with our equity awards. Cash flows provided by financing activities of $52.4 million in the year ended March 31, 2007 consisted of cash received from borrowings and the exercise of stock options of $101.4 million, offset by $49.0 million repayment of production obligations.
     Anticipated Cash Requirements.  The nature of our business is such that significant initial expenditures are required to produce, acquire, distribute and market films and television programs, while revenues from these films and television programs are earned over an extended period of time after their completion or acquisition. We believe that cash flow from operations, cash on hand, credit facility availability, tax-efficient financing and available production financing will be adequate to meet known operational cash requirements for the foreseeable future, including the funding of future film and television production, film rights acquisitions and theatrical and video release schedules. We monitor our cash flow liquidity, availability, fixed charge coverage, capital base, film spending and leverage ratios with the long-term goal of maintaining our credit worthiness.
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
     Future commitments under contractual obligations as of March 31, 2009 are as follows:

	Year Ended March 31,
	2010	2011	2012	2013	2014	Thereafter	Total
Future annual repayment of debt and other financing obligations as of March 31, 2009
Bank loans	$—	$—	$—	$—	$255,000	$—	$255,000
Production obligations(1)	96,833	65,157	29,988	—	23,733	—	215,711
Interest payments on subordinated notes and other financing obligations	11,494	11,437	9,173	3,032	2,936	3,821	41,893
Subordinated notes and other financing obligations (2)	826	883	250,363	4,726	1,078	73,840	331,716

	$109,153	$77,477	$289,524	$7,758	$282,747	$77,661	$844,320

Contractual commitments by expected repayment date
Film obligations(1)	$88,814	$—	$—	$—	$—	$—	$88,814
Distribution and marketing commitments (3)	40,989	25,200	—	—	—	—	66,189
Minimum guarantee commitments (4)	77,619	67,233	7,500	1,000	—	—	153,352
Production obligation commitments (4)	21,702	75,695	—	—	—	—	97,397
Operating lease commitments	11,966	11,364	7,564	5,546	5,171	3,642	45,253
Other contractual obligations	19,808	221	185	—	—	—	20,214
Employment and consulting contracts	32,958	18,806	7,529	1,700	1,193	—	62,186

	$293,856	$198,519	$22,778	$8,246	$6,364	$3,642	$533,405

Total future commitments under contractual obligations	$403,009	$275,996	$312,302	$16,004	$289,111	$81,303	$1,377,725

(1)	Film and production obligations include minimum guarantees, theatrical marketing obligations and production obligations as disclosed in Note 9 of our consolidated financial statements. Repayment dates are based on anticipated delivery or release date of the related film or contractual due dates of the obligation.

(2)	Subordinated notes and other financing obligations reflect the Refinancing Exchange Agreements entered into on April 20, 2009 with certain holders of $66.6 million of our 3.625% Notes. As a result of this transaction our earliest option to redeem these new notes has been changed from March 15, 2012 to March 15, 2015.

(3)	Distribution and marketing commitments represent contractual commitments for future expenditures associated with distribution and marketing of films which we will distribute. The payment dates of these amounts are primarily based on the anticipated release date of the film.

(4)	Minimum guarantee commitments represent contractual commitments related to the purchase of film rights for future delivery. Production obligation commitments represent amounts committed for future film production and development to be funded through production financing and recorded as a production obligation liability. Future payments under these obligations are based on anticipated delivery or release dates of the related film or contractual due dates of the obligation. The amounts include future interest payments associated with the obligations.
Off-Balance Sheet Arrangements
     We do not have any transactions, arrangements and other relationships with unconsolidated entities that will affect our liquidity or capital resources. We have no special purpose entities that provided off-balance sheet financing, liquidity or market or credit risk support, nor do we engage in leasing, hedging or research and development services, that could expose us to liability that is not reflected on the face of our consolidated financial statements.
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
     Currency Rate Risk.  We enter into forward foreign exchange contracts to hedge our foreign currency exposures on future production expenses denominated in Canadian dollars and European Euros. As of March 31, 2009, we had outstanding forward foreign exchange contracts to buy Euro$0.5 million in exchange for US$0.6 million over a period of four weeks at a weighted average exchange rate of US$1.28. Changes in the fair value representing a net unrealized fair value gain on foreign exchange contracts that qualified as effective hedge contracts outstanding during the year ended March 31, 2009 amounted to $0.1 million and are included in accumulated other comprehensive income (loss), a separate component of shareholders’ equity (deficiency). During the year ended March 31, 2009, we completed foreign exchange contracts denominated in Canadian dollars and European Euros, including a contract that did not qualify as an effective hedge. The net gains resulting from the completed contracts were $0.1 million. These contracts are entered into with a major financial institution as counterparty. We are exposed to credit loss in the event of nonperformance by the counterparty, which is limited to the cost of replacing the contracts, at current market rates. We do not require collateral or other security to support these contracts.
     Interest Rate Risk.  Our principal risk with respect to our debt is interest rate risk. We currently have exposure to cash flow risk due to changes in market interest rates related to our outstanding debt and other financing obligations. Our credit facility has a balance of $255 million at March 31, 2009. Other financing obligations subject to variable interest rates include $136.3 million owed to film production entities on delivery of titles.

     The table below presents repayments and related weighted average interest rates for our interest-bearing debt and production obligations and subordinated notes and other financing obligations at March 31, 2009.

	Year Ended March 31,
	2010	2011	2012	2013	2014	Thereafter	Total
Revolving Credit Facility:
Variable (1)	$—	$—	$—	$—	$255,000	$—	255,000
Production Obligations:
Variable (2)	93,127	43,133	—	—	—	—	136,260
Fixed (3)	—	—	—	—	8,733	—	8,733
Subordinated Notes and Other Financing Obligations:
Fixed (4)	—	—	150,000	—	—	—	150,000
Fixed (5)	—	—	99,419	—	—	66,581	166,000
Fixed (6)	—	—	—	3,718	—	—	3,718
Fixed (7)	826	883	944	1,008	1,078	7,259	11,998

	$93,953	$44,016	$250,363	$4,726	$264,811	$73,840	$731,709

(1)	Revolving credit facility, which expires July 25, 2013 and bears interest at 2.25% over the Adjusted LIBOR rate. At March 31, 2009, we had borrowings of $255 million under this facility.

(2)	Amounts owed to film production entities on anticipated delivery date or release date of the titles or the contractual due dates of the obligation. Production obligations of $136.3 million incur interest at rates ranging from approximately 2.0% to 4.61%. Not included in the table above are approximately $70.7 million of production obligations which are non-interest bearing.

(3)	Long term production obligations of $8.7 million with a fixed interest rate equal to 2.50%.

(4)	2.9375% Notes with fixed interest rate equal to 2.9375%.

(5)	3.625% Notes with fixed interest rate equal to 3.625% and reflect the Refinancing Exchange Agreements entered into on April 20, 2009 with certain holders of $66.6 million of our 3.625% Notes. As a result of this transaction our earliest option to redeem this new note has been changed from March 15, 2012 to March 15, 2015.

(6)	Other financing obligation with fixed interest rate equal to 8.02%.

(7)	Capital lease obligation for a satellite transponder with an imputed interest rate equal to 6.65%.
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
     As of March 31, 2009, the end of the period covered by this report, the Company’s management had carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures were effective.

Internal Control Over Financial Reporting
Management’s Report on Internal Control over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that:
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
     Our management has made an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2009. Management based its assessment on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our evaluation and conclusion on the effectiveness of internal control over financial reporting as of March 31, 2009 did not include the internal controls of the TV Guide Network because of the timing of this acquisition, which was completed on February 28, 2009. As of March 31, 2009, the TV Guide Network represented $275.4 million of total assets, $10.3 million of revenues and $1.3 million of net loss for the year then ended.
     Based on this assessment, our management has concluded that, as of March 31, 2009, the Company maintained effective internal control over financial reporting. Our independent registered public accounting firm has issued an attestation report on our internal control over financial reporting, as included below.
Changes in Internal Control over Financial Reporting
     We acquired the TV Guide Network on February 28, 2009 and are including its results as a separate segment. Although the operations of TV Guide Network are not material to our Fiscal 2009 year end results, the addition of TV Guide’s financial systems and processes represent a change in our internal controls over financial reporting. There were no other changes in internal control over financial reporting during the fiscal fourth quarter ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of Lions Gate Entertainment Corp.
We have audited Lions Gate Entertainment Corp.’s internal control over financial reporting as of March 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Lions Gate Entertainment Corp.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of TV Guide Network, which is included in the 2009 consolidated financial statements of Lions Gate Entertainment Corp. and constituted $275.4 million of total assets as of March 31, 2009 and $10.3 million and $1.3 million of revenues and net loss, respectively, for the year then ended. Our audit of internal control over financial reporting of Lions Gate Entertainment Corp. also did not include an evaluation of the internal control over financial reporting of TV Guide Network.
In our opinion, Lions Gate Entertainment Corp. maintained, in all material respects, effective internal control over financial reporting as of March 31, 2009, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Lions Gate Entertainment Corp. as of March 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity (deficiency), and cash flows for each of the three years in the period ended March 31, 2009 of Lions Gate Entertainment Corp. and our report dated June 1, 2009 expressed an unqualified opinion thereon.

Ernst & Young LLP

Los Angeles, California
June 1, 2009

ITEM 9B.   OTHER INFORMATION
     Termination of a Material Definitive Agreement
     Theatrical Slate Participation
     On May 29, 2009, Lions Gate Entertainment Inc. (“LGEI “) and Lions Gate Films, Inc. (“LGF”), both our wholly-owned subsidiaries, terminated our theatrical slate participation arrangement with Pride Pictures, LLC (“Pride”), an unrelated entity. The arrangement was evidenced by, among other documents, that certain Master Covered Picture Purchase Agreement (the “Master Picture Purchase Agreement”) between LGF and LG Film Finance I, LLC (“FilmCo”) and that certain Limited Liability Company Agreement (the “FilmCo Operating Agreement”) for FilmCo by and between LGEI and Pride, each dated as of May 25, 2007 and amended on January 30, 2008. Under the arrangement, Pride contributed, in general, 50% of our production, acquisition, marketing and distribution costs of theatrical feature films and participated in a pro rata portion of the pictures’ net profits or losses similar to a co-production arrangement based on the portion of costs funded.. Amounts provided from Pride were reflected as a participation liability. In late 2008, the administrative agent for the senior lenders under Pride’s senior credit facility took the position, among others, that the senior lenders did not have an obligation to continue to fund under the senior credit facility because the conditions precedent to funding set forth in the senior credit facility could not be satisfied. The Company was not a party to the credit facility. Consequently, Pride did not purchase the pictures The Spirit, My Bloody Valentine 3-D and Madea Goes To Jail. Thereafter, on April 20, 2009, after failed attempts by us to facilitate a resolution, we gave FilmCo and Pride notice that FilmCo, through Pride’s failure to make certain capital contributions, was in default of the Master Picture Purchase Agreement. On May 5, 2009, the representative for the Pride equity and the Pride mezzanine investor responded that the required amount was fully funded and that it had no further obligations to make any additional capital contributions. Consequently, on May 29, 2009, we gave notice of termination of the Master Picture Purchase Agreement.
     Completion of Acquisition or Disposition of Assets
     Sale of TV Guide Interest
     On May 28, 2009, LGEI entered into a Purchase Agreement (the “Purchase Agreement”) with One Equity Partners (“OEP”), the global private equity investment arm of JPMorgan Chase, pursuant to which OEP purchased 49% of LGEI’s interest in TVGE for approximately $123 million in cash. In addition, OEP reserved the option of buying another 1% of TVGE under certain circumstances. The arrangement contains joint control rights, as evidenced in an Operating Agreement, as well as customary transfer restrictions and exit rights. LGEI acquired TV Guide Network and TVGuide.com in February 2009 for approximately $250 million.
     The unaudited pro forma condensed combined balance sheet as of March 31, 2009 and the unaudited pro forma condensed combined statement of operations for the year ended March 31, 2009 that give effect to the acquisition of TV Guide Entertainment Group, Inc. (“TVGE”) and the subsequent sale of a 49% interest in TVGE. is attached as Exhibit 99.1 hereto and is incorporated herein by reference.
PART III
ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
     The information required by this item is incorporated by reference to our Proxy Statement for our 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2009.
ITEM 11.   EXECUTIVE COMPENSATION.
     The information required by this item is incorporated by reference to our Proxy Statement for our 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2009.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.
     The information required by this item is incorporated by reference to our Proxy Statement for our 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2009.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
     The information required by this item is incorporated by reference to our Proxy Statement for our 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2009.
ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES.
     The information required by this item is incorporated by reference to our Proxy Statement for our 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2009.
PART IV
ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
(a)	The following documents are filed as part of this report:
(1) Financial Statements
     The financial statements listed on the accompanying Index to Financial Statements are filed as part of this report at pages F-1 to F-51.
(2) Financial Statement Schedules
     Schedule II. Valuation and Qualifying Accounts
     All other Schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule.
(3) and (b) Exhibits
     The exhibits listed on the accompanying Index to Exhibits are filed as part of this report.
Item 15(a).

Valuation and Qualifying Accounts
Lions Gate Entertainment Corp.
March 31, 2009
(In Thousands)

COL. A.	COL. B.	COL. C.			COL. D.		COL. E.
		Additions
	Balance at	Charged to Costs and	Charged to Other		Deductions -		Balance at End
Description	Beginning of Period	Expenses (1)	Accounts - Describe		Describe		of Period
Year Ended March 31, 2009:

Reserves:

Video returns and allowances	$95,515	$224,855	$7,000	(2)	$(228,423	) (3)	$98,947

Provision for doubtful accounts	5,978	3,377	872	(2)	(380	) (4)	9,847

Total	$101,493	$228,232	$7,872		$(228,803)		$108,794

Year Ended March 31, 2008:

Reserves:

Video returns and allowances	$77,691	$194,690	$2,120	(2)	$(178,986	) (3)	$95,515

Provision for doubtful accounts	6,345	551	204	(2)	(1,122	) (4)	5,978

Total	$84,036	$195,241	$2,324		$(180,108)		$101,493

Year Ended March 31, 2007:

Reserves:

Video returns and allowances	$73,366	$160,088	$41	(2)	$(155,804	) (3)	$77,691

Provision for doubtful accounts	10,934	(1,969)	49	(2)	(2,669	) (5)	6,345

Total	$84,300	$158,119	$90		$(158,473)		$84,036

(1)	Charges for video returns and allowances are charges against revenue. The provision for doubtful accounts for the year ended March 31, 2007 includes the reversal of the provision related to the collection of amounts previously reserved. Included in these amounts is the reversal of $1.5 million related to collections from one large retail customer which had declared bankruptcy.

(2)	Opening balances due to acquisitions and fluctuations in foreign exchange rates. Video returns and allowances for the year ended March 31, 2009 includes an initial returns reserve for the HIT Entertainment distribution deal.

(3)	Actual video returns and fluctuations in foreign currency exchange rates.

(4)	Uncollectible accounts written off and fluctuations in foreign currency exchange rates.

(5)	Uncollectible accounts written off including a $2.5 million write off due to the bankruptcy of a large retail customer.
Item 15(b).
INDEX TO EXHIBITS

Exhibit
Number	Description of Documents

3.1(10)	Articles

3.2(17)	Notice of Articles

3.3(17)	Vertical Short Form Amalgamation Application

3.4(17)	Certificate of Amalgamation

4.1(1)	Indenture dated as of December 3, 2003 among Lions Gate Entertainment Inc., Lions Gate Entertainment Corp. and J.P. Morgan Trust Company, National Association

4.2(1)	Form of 4.875% Convertible Senior Subordinated Notes Due 2010

4.3(1)	Form of Guaranty of 4.875% Convertible Subordinated Notes Due 2010

4.4(2)	Indenture dated as of October 4, 2004 among Lions Gate Entertainment Inc., Lions Gate Entertainment Corp. and J.P. Morgan Trust Company, National Association

4.5(2)	Form of 2.9375% Convertible Senior Subordinated Notes due 2024

4.6(2)	Form of Guaranty of 2.9375% Convertible Senior Subordinated Notes due 2024

4.7(3)	Indenture dated as of February 24, 2005 among Lions Gate Entertainment Inc., Lions Gate Entertainment Corp. and J.P. Morgan Trust Company, National Association

4.8(3)	Form of 3.625% Convertible Senior Subordinated Notes due 2025

4.9(3)	Form of Guaranty of 3.625% Convertible Senior Subordinated Notes due 2025

4.10 (24)	Form of Refinancing Exchange Agreement dated April 27, 2009

4.11 (24)	Form of Indenture dated as of April 27, 2009 among Lions Gate Entertainment Inc., Lions Gate Entertainment Corp. and The Bank of New York Mellon Trust Company, N.A.

Exhibit
Number	Description of Documents

4.12 (24)	Form of 3.625% Convertible Senior Subordinated Notes Due 2025 dated as of April 27, 2009

4.13 (24)	Form of Guaranty of 3.625% Convertible Senior Subordinated Notes due 2025 dated as of April 27, 2009

10.1(4)*	Amended Employees’ and Directors’ Equity Incentive Plan

10.2(5)*	Form of Incentive Plan Stock Option Agreement

10.3(10)*	2004 Performance Plan Restricted Share Unit Agreement

10.4(14)*	2004 Performance Incentive Plan

10.5(10)*	Form of 2004 Performance Incentive Plan Nonqualified Stock Option Agreement

10.6(6)	Registration Rights Agreement by and among the Company, Mark Amin and Reza Amin, dated as of June 6, 2000

10.7*	Director Compensation Summary

10.8(16)*	Employment Agreement between the Company and Jon Feltheimer, dated September 20, 2006

10.9(16)*	Employment Agreement between the Company and Michael Burns, dated September 1, 2006

10.10(13)*	Employment Agreement between the Company and James Keegan, dated February 21, 2006 and entered into as of April 4, 2006

10.11(13)*	Employment Agreement between the Company and Wayne Levin, dated April 1, 2006 and entered into as of May 9, 2006

10.12(13)*	Employment Agreement between the Company and Marni Wieshofer, dated January 5, 2006 and entered into as of March 7, 2006

10.13(17)*	Employment Agreement between the Company and Steve Beeks, dated March 28, 2007 and entered into as of March 29, 2007

10.14(7)	Amended and Restated Credit, Security, Guaranty and Pledge Agreement, dated as of December 15, 2003 among Lions Gate Entertainment Corp., Lions Gate Entertainment Inc., the Guarantors referred to therein, the Lenders referred to therein, JP Morgan Chase Bank, JP Morgan Chase Bank (Toronto Branch), Fleet National Bank and BNP Paribas, dated as of December 15, 2003

10.15(1)	Amendment No. 1 to the Company’s Amended and Restated Credit, Security, Guaranty and Pledge Agreement, dated as of June 15, 2004, by and among Lions Gate Entertainment Corp., Lions Gate Entertainment Inc., the Guarantors referred to therein, the Lenders referred to therein, JP Morgan Chase Bank, JP Morgan Chase Bank (Toronto Branch), Fleet National Bank and BNP Paribas, dated as of December 15, 2003

10.16(2)	Amendment No. 2 to the Amended and Restated Credit, Security, Guaranty and Pledge Agreement, dated as of September 22, 2004, by and among Lions Gate Entertainment Corp., Lions Gate Entertainment Inc., the Guarantors referred to therein, the Lenders referred to therein, JP Morgan Chase Bank, JP Morgan Chase Bank (Toronto Branch), Fleet National Bank and BNP Paribas, dated as of December 15, 2003

10.17(8)	Amendment No. 3 to the Amended and Restated Credit, Security, Guaranty and Pledge Agreement, dated as of December 31, 2004, by and among Lions Gate Entertainment Corp., Lions Gate Entertainment Inc., the Guarantors referred to therein, the Lenders referred to therein, JP Morgan Chase Bank, JP Morgan Chase Bank (Toronto Branch), Fleet National Bank and BNP Paribas, dated as of December 15, 2003

10.18(8)	Amendment No. 4 to the Amended and Restated Credit, Security, Guaranty and Pledge Agreement, dated as of February 15, 2005, by and among Lions Gate Entertainment Corp., Lions Gate Entertainment Inc., the Guarantors referred to therein, the Lenders referred to therein, JP Morgan Chase Bank, National Association, JP Morgan Chase Bank, National Association (Toronto Branch), Fleet National Bank and BNP Paribas, dated as of December 15, 2003

10.19(9)	Amendment No. 5 to the Amended and Restated Credit, Security, Guaranty and Pledge Agreement, dated as of March 31, 2005, by and among Lions Gate Entertainment Corp., Lions Gate Entertainment Inc., the Guarantors referred to therein, the Lenders referred to therein, JP Morgan Chase Bank, National Association, JP Morgan Chase Bank, National Association (Toronto Branch), Fleet National Bank and BNP Paribas, dated as of December 15, 2003

10.20(11)	Amendment No. 6 to the Amended and Restated Credit, Security, Guaranty and Pledge Agreement, dated as of June 21, 2005, by and among Lions Gate Entertainment Corp., Lions Gate Entertainment Inc., the Guarantors referred to therein, the Lenders referred to therein, JP Morgan Chase Bank, National Association, JP Morgan Chase Bank, National Association (Toronto Branch), Fleet National Bank and BNP Paribas, dated as of December 15, 2003

10.21(11)	Amendment No. 7 to the Amended and Restated Credit, Security, Guaranty and Pledge Agreement, dated as of October 17, 2005, by and among Lions Gate Entertainment Corp., Lions Gate Entertainment Inc., the Guarantors referred to therein, the Lenders referred to therein, JP Morgan Chase Bank, National Association, JP Morgan Chase Bank, National Association (Toronto Branch), Fleet National Bank and BNP Paribas, dated as of December 15, 2003

10.22(17)	Amendment No. 9 to the Amended and Restated Credit, Security, Guaranty and Pledge Agreement, dated as of April 2, 2007, by and among Lions Gate Entertainment Corp., Lions Gate Entertainment Inc., the Guarantors referred to therein, the Lenders referred to therein, JP Morgan Chase Bank, National Association, JP Morgan Chase Bank, National Association (Toronto Branch), Fleet National Bank and BNP Paribas, dated as of December 15, 2003

10.23(10)*	Amendment to January 5, 2000 Incentive Plan Stock Option Agreement between the Company and Michael Burns, dated December 11, 2001

10.24(10)*	Amendment to January 5, 2000 Incentive Plan Stock Option Agreement between the Company and Jon Feltheimer, dated December 11, 2001

10.25(10)*	Share Appreciation Rights Award Agreement between the Company and Steve Beeks, dated February 2, 2004

Exhibit
Number	Description of Documents

10.26(10)*	Clarification of Stock Appreciation Rights Award Letter for Steve Beeks, dated November 18, 2004

10.27(12)	Partnership Interest Purchase Agreement, dated December 22, 2005, by and among Lions Gate Entertainment Corp., Lions Gate Films Corp., Bosa Development Corp., and 0742102 B.C. LTD.

10.28(12)	Amendment to Partnership Interest Purchase Agreement Amendment and Removal of Conditions Precedent, January 23, 2006, by and among Lions Gate Entertainment Corp., Lions Gate Films Corp., Bosa Development Corp., and 0742102 B.C. LTD.

10.29(13)	Agreement dated as of December 6, 2005 between Lions Gate Film, Inc. and Sobini Films, with respect to the distribution rights to the motion picture entitled “The Prince and Me II.”

10.30(13)	Agreement dated as of March 24, 2005 between Lions Gate Films Inc. and Sobini Films, with respect to the distribution rights to the motion picture entitled “Streets of Legend.”

10.31(13)	Agreement dated as of December 6, 2005 between Lions Gate Films Inc. and Sobini Films, with respect to the distribution rights to the motion picture entitled “Peaceful Warrior.”

10.32(13)	Purchase Agreement dated March 17, 2006 between Lions Gate Entertainment Corp. and Icon International, Inc.

10.33(13)	Vendor Subscription Agreement dated March 17, 2006 between Lions Gate Entertainment Corp. and Icon International, Inc.

10.34(13)	Agreement, by and between Ignite, LLC and Lions Gate Films Inc., entered into June 13, 2006 and dated and effective as of March 13, 2006

10.35(15)	Right of First Refusal Agreement dated as of August 29, 2006 between Lions Gate Entertainment Corp., Sobini Films and Mark Amin.

10.36(17)	Master Covered Picture Purchase Agreement, by and between LG Film Finance I, LLC and Lions Gate Films Inc., dated as of May 25, 2007

10.37(17)	Master Distribution Agreement, by and between Lions Gate Films Inc. and LG Film Finance I, LLC, dated as of May 25, 2007

10.38(17)	Limited Liability Company Agreement for LG Film Finance I, LLC, dated as of May 25, 2007

10.39(18)	Amendment No. 10 to the Amended and Restated Credit, Security, Guaranty and Pledge Agreement, dated as of August 8, 2007, by and among Lions Gate Entertainment Corp., Lions Gate Entertainment Inc., the Guarantors referred to therein, the Lenders referred to therein, JP Morgan Chase Bank, National Association, JP Morgan Chase Bank, National Association (Toronto Branch), Fleet National Bank and BNP Paribas, dated as of December 15, 2003.

10.40(19)	Revenue Participation Purchase Agreement dated as of July 25, 2007 among Lions Gate Entertainment Inc., Lions Gate Films Inc., Lions Gate Television Inc., MQP, LLC and SGF Entertainment, Inc.

10.41(19)	Master Distribution Agreement (Film Productions) dated as of July 25, 2007 between MQP LLC and Lions Gate Films Inc.

10.42(19)	Master Distribution Agreement (Television Productions) dated as of July 25, 2007 between MQP LLC and Lions Gate Television Inc.

10.43(20)	Purchase Agreement by and among the Sellers, Lions Gate Entertainment Corp., Lions Gate Entertainment Inc., Mandate Pictures, LLC and Joseph Drake dated September 10, 2007.

10.44(20)	Registration Rights Agreement by and among the Sellers and Lions Gate Entertainment Corp. dated September 10, 2007.

10.45(20)	Letter Agreement by and among the Sellers, Lions Gate Entertainment Corp., Lions Gate Entertainment Inc., Mandate Pictures, LLC and Joseph Drake dated September 10, 2007.

10.46(20)*	Employment Agreement by and between Lions Gate Films, Inc. and Joe Drake dated September 10, 2007

10.47(21)	Amendment No. 1 to Right of First Refusal Agreement dated as of August 29, 2006 by and among Lions Gate Entertainment Corp., Sobini Films and Mark Amin dated December 20, 2007

10.48(22)	Amendment No. 8 to the Amended and Restated Credit Facility, Security, Guaranty and Pledge Agreement, dated as of December 5, 2006, by and among Lions Gate Entertainment Corp., Lions Gate Entertainment Inc., the Guarantors referred to therein, the Lenders referred to therein, JP Morgan Chase Bank, National Association, JP Morgan Chase Bank, National Association (Toronto Branch), Fleet National Bank and BNP Paribas, dated as of December 15, 2003

10.49(22)	First Amendment dated January 30, 2008 to Master Covered Picture Purchase Agreement by and between LG Film Finance I, LLC and Lions Gate Films, Inc. dated as of May 25, 2007

10.50(23)	Amendment No. 11 to the Amended and Restated Credit, Security, Guaranty and Pledge Agreement, dated as of April 10, 2008, by and among Lions Gate Entertainment Corp., Lions Gate Entertainment Inc., the Guarantors referred to therein, the Lenders referred to therein, JPMorgan Chase Bank, National Association (formerly known as JPMorgan Chase Bank), JP Morgan Chase Bank, National Association (Toronto Branch), Bank of America, N.A. (as successor by merger to Fleet National Bank) and BNP Paribas, dated as of December 15, 2003

10.51 (25)	Second Amended and Restated Credit, Security, Guaranty and Pledge Agreement by and among Lions Gate Entertainment Inc., Lions Gate UK Limited, Lions Gate Australia Pty Limited, the Guarantors referred to therein, the Lenders referred to therein, JPMorgan Chase Bank, N.A. and Wachovia Bank, N.A., dated of July 25, 2008

10.52 (26)*	Amendment of Employment Agreement between the Company and Jon Feltheimer dated September 18, 2008

10.53 (26)*	Amendment of Employment Agreement between the Company and Michael Burns dated September 22, 2008

Exhibit
Number	Description of Documents

10.54 (27)*	Amendment of Employment Agreement between the Company and Jon Feltheimer dated October 8, 2008

10.55 (28)	Equity Purchase Agreement dated January 5, 2009, by and among Lions Gate Entertainment, Inc., Gemstar-TV Guide International, Inc., TV Guide Entertainment Group, Inc., UV Corporation and Macrovision Solutions Corporation

10.56 (29)*	Employment Agreement between the Company and James Keegan dated January 14, 2009

10.57 (30)*	Amended and Restated Employment Agreement between the Company and Jon Feltheimer dated December 15, 2008

10.58 (30)*	Amended and Restated Employment Agreement between the Company and Michael Burns dated December 15, 2008

10.59 (30)*	Amended and Restated Employment Agreement between the Company and Steven Beeks dated December 15, 2008

10.60 (30)*	Amended and Restated Employment Agreement between the Company and James Keegan dated December 15, 2008

10.61 (30)*	Amended and Restated Employment Agreement between the Company and Wayne Levin dated December 15, 2008

10.62 (30)	Form of Director Indemnity Agreement

10.63 (31)*	Amendment of Employment Agreement between the Company and Steven Beeks dated February 6, 2009

10.64 (32)*	Employment Agreement between Lions Gate Films, Inc. and Wayne Levin dated April 6, 2009

18.1 (33)	Preferability Letter dated May 30, 2008

21.1	Subsidiaries of the Company

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

24.1	Power of Attorney (Contained on Signature Page)

31.1	Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002

99.1	The unaudited pro forma condensed combined balance sheet as of March 31, 2009 and the unaudited pro forma condensed combined statement of operations for the year ended March 31, 2009 that give effect to the acquisition of TV Guide Entertainment Group, Inc. (“TVGE”) and the subsequent sale of a 49% interest in TVGE.

(1)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004.

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on October 4, 2004.

(3)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on February 25, 2005.

(4)	Incorporated by reference to the Company’s Definitive Proxy Statement dated August 13, 2001.

(5)	Incorporated by reference to the Company’s Registration Statement on Form S-2 under the Securities Act of 1933 dated April 30, 2003.

(6)	Incorporated by reference to the Company’s Registration Statement on Form F-4 under the Securities Act of 1933 dated August 18, 2000.

(7)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2003.

(8)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on February 22, 2005.

(9)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on April 14, 2005.

(10)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005 as filed on June 29, 2005.

(11)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on October 18, 2005.

(12)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2005.

(13)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006 as filed on June 14, 2006.

(14)	Incorporated by reference to the Company’s Definitive Proxy Statement dated July 28, 2006.

(15)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on September 5, 2006.

(16)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2006.

(17)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007 as filed on May 30, 2008.

(18)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on August 9, 2007.

(19)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007.

(20)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on September 10, 2007.

(21)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on December 21, 2007.

(22)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2006.

(23)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on April 11, 2008.

(24)	Incorporated by reference to the Company’s Form T-3 filed on April 20, 2009, as amended on April 22, 2009.

(25)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2008.

(26)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 23, 2008.

(27)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 14, 2008.

(28)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 9, 2009 (filed as Exhibit 10.54).

(29)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 16, 2009 (filed as Exhibit 10.55).

(30)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2008.

(31)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on February 11, 2009.

(32)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on April 10, 2009.

(33)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008 as filed on May 30, 2008.

*	Management contract or compensatory plan or arrangement.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 1, 2009.

LIONS GATE ENTERTAINMENT CORP.
By:	/s/ James Keegan
James Keegan
Chief Financial Officer

DATE: June 1, 2009
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates so indicated.
     Each person whose signature appears below authorizes each of Jon Feltheimer, Michael Burns, Wayne Levin and James Keegan, severally and not jointly, to be his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in such person’s name, place and stead, in any and all capacities, to sign any amendments to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009; granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, shall lawfully do or cause to be done by virtue hereof.

Signature	Title	Date

/s/ Mark Amin Mark Amin	Director	June 1, 2009

/s/ Norman Bacal Norman Bacal	Director	June 1, 2009

/s/ Michael Burns Michael Burns	Director	June 1, 2009

/s/ Arthur Evrensel Arthur Evrensel	Director	June 1, 2009

/s/ Jon Feltheimer Jon Feltheimer	Chief Executive Officer (Principal Executive Officer) and Co-Chairman of the Board of Directors	June 1, 2009

/s/ James Keegan James Keegan	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	June 1, 2009

/s/ Morley Koffman Morley Koffman	Director	June 1, 2009

/s/ Harald Ludwig Harald Ludwig	Co-Chairman of the Board of Directors	June 1, 2009

/s/ Laurie May Laurie May	Director	June 1, 2009

/s/ G. Scott Paterson G. Scott Paterson	Director	June 1, 2009

/s/ Daryl Simm Daryl Simm	Director	June 1, 2009

/s/ Hardwick Simmons Hardwick Simmons	Director	June 1, 2009

/s/ Brian V. Tobin Brian V. Tobin	Director	June 1, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of Lions Gate Entertainment Corp.
We have audited the accompanying consolidated balance sheets of Lions Gate Entertainment Corp. as of March 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity (deficiency), and cash flows for each of the three years in the period ended March 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lions Gate Entertainment Corp. at March 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Lions Gate Entertainment Corp.’s internal control over financial reporting as of March 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 1, 2009 expressed an unqualified opinion thereon.

Ernst & Young LLP
Los Angeles, California
June 1, 2009

LIONS GATE ENTERTAINMENT CORP.
CONSOLIDATED BALANCE SHEETS

	March 31,	March 31,
	2009	2008
	(Amounts in thousands,
	except share amounts)
ASSETS
Cash and cash equivalents	$138,475	$371,589
Restricted cash	10,056	10,300
Restricted investments	6,987	6,927
Accounts receivable, net of reserve for returns and allowances of $98,947 (March 31, 2008 - $95,515) and provision for doubtful accounts of $9,847 (March 31, 2008 - $5,978)	227,010	260,284
Investment in films and television programs, net	702,767	608,942
Property and equipment, net	42,415	13,613
Finite-lived intangible assets, net	78,904	2,317
Goodwill	379,402	224,531
Other assets	81,554	39,255

	$1,667,570	$1,537,758

LIABILITIES
Bank loans	$255,000	$—
Accounts payable and accrued liabilities	270,561	245,430
Participations and residuals	371,857	385,846
Film and production obligations	304,525	278,016
Subordinated notes and other financing obligations	331,716	328,718
Deferred revenue	142,093	111,510

	1,675,752	1,349,520

Commitments and contingencies

SHAREHOLDERS’ EQUITY (DEFICIENCY)
Common shares, no par value, 500,000,000 shares authorized, 116,950,512 and 121,081,311 shares issued at March 31, 2009 and March 31, 2008, respectively	390,295	434,650
Series B preferred shares (nil and 10 shares issued and outstanding at March 31, 2009 and March 31, 2008, respectively)	—	—
Accumulated deficit	(386,599)	(223,619)
Accumulated other comprehensive loss	(11,878)	(533)

	(8,182)	210,498
Treasury shares, no par value, 2,410,499 shares at March 31, 2008	—	(22,260)

	(8,182)	188,238

	$1,667,570	$1,537,758

See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year	Year	Year
	Ended	Ended	Ended
	March 31,	March 31,	March 31,
	2009	2008	2007
	(Amounts in thousands, except per share amounts)
Revenues	$1,466,374	$1,361,039	$976,740
Expenses:
Direct operating	793,816	660,924	435,934
Distribution and marketing	669,557	635,666	404,410
General and administration	136,563	119,080	90,782
Depreciation and amortization	7,657	5,500	3,670

Total expenses	1,607,593	1,421,170	934,796

Operating income (loss)	(141,219)	(60,131)	41,944

Other expenses (income):
Interest expense	19,327	16,432	17,832
Interest and other income	(5,785)	(11,276)	(11,930)
Gain on sale of equity securities	—	(2,909)	(1,722)
Gain on extinguishment of debt	(3,549)	—	—

Total other expenses, net	9,993	2,247	4,180

Income (loss) before equity interests and income taxes	(151,212)	(62,378)	37,764
Equity interests loss	(9,044)	(7,559)	(2,605)

Income (loss) before income taxes	(160,256)	(69,937)	35,159
Income tax provision	2,724	4,031	7,680

Net income (loss)	$(162,980)	$(73,968)	$27,479

Basic Net Income (Loss) Per Common Share	$(1.40)	$(0.62)	$0.25

Diluted Net Income (Loss) Per Common Share	$(1.40)	$(0.62)	$0.25

Weighted average number of common shares outstanding:
Basic	116,795	118,427	108,398
Diluted	116,795	118,427	111,164
See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(DEFICIENCY)

									Accumulated
			Series B		Restricted			Comprehensive	Other
	Common Shares		Preferred Shares		Share	Unearned	Accumulated	Income	Comprehensive	Treasury Shares
	Number	Amount	Number	Amount	Units	Compensation	Deficit	(Loss)	Income (Loss)	Number	Amount	Total
	(Amounts in thousands, except share amounts)
Balance at March 31, 2006	104,422,765	$328,771	10	$—	$5,178	$(4,032)	$(177,130)		$(3,517)			$149,270
Reclassification of unearned compensation and restricted share common units upon adoption of SFAS No. 123(R)		1,146			(5,178)	4,032						—
Exercise of stock options	1,297,144	4,277										4,277
Stock based compensation, net of share units withholding tax obligations of $504	113,695	6,517										6,517
Issuance of common shares to directors for services	25,568	238										238
Conversion of 4.875% notes, net of unamortized issuance costs	11,111,108	57,887										57,887
Comprehensive income (loss)
Net income							27,479	$27,479				27,479
Foreign currency translation adjustments								1,876	1,876			1,876
Net unrealized gain on foreign exchange contracts								259	259			259
Unrealized gain on investments — available for sale								87	87			87

Comprehensive income								$29,701				—

Balance at March 31, 2007	116,970,280	398,836	10	—	—	—	(149,651)		(1,295)	—	—	247,890
Exercise of stock options	993,772	(2,492)										(2,492)
Stock based compensation, net of share units withholding tax obligations of $1,576	666,306	12,212										12,212
Issuance of common shares to directors for services	25,970	277										277
Issuance of common shares for investment in NextPoint, Inc	1,890,189	20,851										20,851
Issuance of common shares related to the Redbus acquisition	94,937	900										900
Issuance of common shares related to the Debmar acquisition	269,978	2,500										2,500
Issuance of common shares related to the Mandate acquisition	169,879	1,566										1,566
Repurchase of common shares, no par value										2,410,499	(22,260)	(22,260)
Comprehensive loss
Net loss							(73,968)	$(73,968)				(73,968)
Foreign currency translation adjustments								1,168	1,168			1,168
Net unrealized loss on foreign exchange contracts								(333)	(333)			(333)
Unrealized loss on investments — available for sale								(73)	(73)			(73)

Comprehensive loss								$(73,206)

Balance at March 31, 2008	121,081,311	434,650	10	—	—	—	(223,619)		(533)	2,410,499	(22,260)	188,238
Exercise of stock options, net of withholding tax obligations of $1,192	878,809	1,702										1,702
Stock based compensation, net of withholding tax obligations of $2,542	833,386	10,500										10,500
Issuance of common shares to directors for services	43,060	408										408
Issuance of common shares related to the Mandate acquisition	1,113,120	10,263										10,263
Repurchase and cancellation of common shares, no par value	(6,999,174)	(67,228)								(2,410,499)	22,260	(44,968)
Redemption of Series B Preferred Shares			(10)	—								—
Comprehensive loss
Net loss							(162,980)	$(162,980)				(162,980)
Foreign currency translation adjustments								(11,562)	(11,562)			(11,562)
Net unrealized gain on foreign exchange contracts								144	144			144
Unrealized gain on investments — available for sale								73	73			73

Comprehensive loss								$(174,325)

Balance at March 31, 2009	116,950,512	$390,295	—	$—	$—	$—	$(386,599)		$(11,878)	$—	$—	$(8,182)

See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year	Year	Year
	Ended	Ended	Ended
	March 31,	March 31,	March 31,
	2009	2008	2007
	(Amounts in thousands)
Operating Activities:
Net income (loss)	$(162,980)	$(73,968)	$27,479
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation of property and equipment	5,925	3,974	2,786
Amortization of deferred financing costs	4,196	3,581	3,756
Amortization of films and television programs	458,757	403,319	241,640
Amortization of intangible assets	1,732	1,526	884
Non-cash stock-based compensation	13,438	13,934	7,259
Gain on sale of equity securities	—	(2,909)	(1,722)
Gain on extinguishment of debt	(3,549)	—	—
Deferred income taxes	—	(1,087)	6,780
Equity interests loss	9,044	7,559	2,605
Changes in operating assets and liabilities:
Restricted cash	244	(228)	(4,095)
Accounts receivable, net	37,304	(128,876)	79,704
Investment in films and television programs	(558,277)	(445,714)	(297,149)
Other assets	(7,363)	(2,985)	7,448
Accounts payable and accrued liabilities	30,323	67,791	(38,509)
Unpresented bank drafts	—	—	(14,772)
Participations and residuals	(12,781)	209,806	3,261
Film obligations	59,376	1,387	(6,079)
Deferred revenue	22,705	32,040	38,451

Net Cash Flows Provided By (Used In) Operating Activities	(101,906)	89,150	59,727

Investing Activities:
Purchases of investments — auction rate securities	(13,989)	(229,262)	(865,750)
Proceeds from the sale of investments — auction rate securities	14,000	466,641	795,448
Purchases of investments — equity securities	—	(4,836)	(122)
Proceeds from the sale of investments — equity securities	—	24,155	390
Acquisition of TV Guide Network, net of unrestricted cash acquired	(243,158)	—	—
Acquisition of Mandate Pictures, net of unrestricted cash acquired	—	(41,205)	—
Acquisition of Maple Pictures, net of unrestricted cash acquired	—	1,753	—
Acquisition of Debmar, net of unrestricted cash acquired	—	—	(24,119)
Investment in equity method investees	(18,031)	(6,460)	(5,116)
Increase in loan receivables	(28,767)	(5,895)	—
Purchases of property and equipment	(8,674)	(3,608)	(8,348)

Net Cash Flows Provided By (Used In) Investing Activities	(298,619)	201,283	(107,617)

Financing Activities:
Exercise of stock options	2,894	1,251	4,277
Tax withholding requirements on equity awards	(3,734)	(5,319)	—
Repurchase and cancellation of common shares	(44,968)	(22,260)	—
Borrowings under bank loan	255,000
Borrowings under financing arrangements	—	3,718	—
Increase in production obligations	189,858	162,400	97,083
Repayment of production obligations	(222,034)	(111,357)	(48,993)
Repayment of subordinated notes and other financing obligations	(5,377)	—	—

Net Cash Flows Provided By Financing Activities	171,639	28,433	52,367

Net Change In Cash And Cash Equivalents	(228,886)	318,866	4,477
Foreign Exchange Effects on Cash	(4,228)	1,226	42
Cash and Cash Equivalents — Beginning Of Period	371,589	51,497	46,978

Cash and Cash Equivalents — End Of Period	$138,475	$371,589	$51,497

See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
1.  Nature of Operations
     Lions Gate Entertainment Corp. (the “Company,” “Lionsgate,” “we,” “us” or “our”) is a filmed entertainment studio with a diversified presence in motion pictures, television programming, home entertainment, family entertainment, video-on-demand and digitally developed content.
2.  Significant Accounting Policies
(a)  Generally Accepted Accounting Principles
     These consolidated financial statements have been prepared in accordance with United States (the “U.S.”) generally accepted accounting principles (“GAAP”). The Canadian dollar and the U.S. dollar are the functional currencies of the Company’s Canadian and U.S. based businesses, respectively.
(b)  Principles of Consolidation
     The accompanying consolidated financial statements of the Company include the accounts of Lionsgate and all of its majority-owned and controlled subsidiaries. The Company reviews its relationships with other entities to identify whether it is the primary beneficiary of a variable interest entity (“VIE”). If the determination is made that the Company is the primary beneficiary, then the entity is consolidated in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 46, Consolidation of Variable Interest Entities, as revised (“FIN 46(R)”).
     Investments in which the Company exercises significant influence, but does not control, are accounted for using the equity method of accounting. Investments in which there is no significant influence are accounted for using the cost method of accounting.
     All significant intercompany balances and transactions have been eliminated in consolidation.
(c)  Revenue Recognition
     Revenue from the sale or licensing of films and television programs is recognized upon meeting all recognition requirements of Statement of Position 00-2, Accounting by Producers or Distributors of Films (“SoP 00-2”). Revenue from the theatrical release of feature films is recognized at the time of exhibition based on the Company’s participation in box office receipts. Revenue from the sale of DVDs/Blu-ray discs in the retail market, net of an allowance for estimated returns and other allowances, is recognized on the later of receipt by the customer or “street date” (when it is available for sale by the customer). Under revenue sharing arrangements, rental revenue is recognized when the Company is entitled to receipts and such receipts are determinable. Revenues from television licensing are recognized when the feature film or television program is available to the licensee for telecast. For television licenses that include separate availability “windows” during the license period, revenue is allocated over the “windows.” Revenue from sales to international territories are recognized when access to the feature film or television program has been granted or delivery has occurred, as required under the sales contract, and the right to exploit the feature film or television program has commenced. For multiple media rights contracts with a fee for a single film or television program where the contract provides for media holdbacks (defined as contractual media release restrictions), the fee is allocated to the various media based on management’s assessment of the relative fair value of the rights to exploit each media and is recognized as each holdback is released. For multiple-title contracts with a fee, the fee is allocated on a title-by-title basis, based on management’s assessment of the relative fair value of each title.
     Shipping and handling costs are included under distribution and marketing expenses in the consolidated statements of operations.
     Distribution revenue from the distribution of TV Guide Entertainment, Inc. (“TV Guide”) programming (distributors generally pay a per subscriber fee for the right to distribute programming) is recognized in the month the services are provided.
     Advertising revenue is recognized when the advertising spot is broadcast or displayed online. Advertising revenue is recorded net of agency commissions and discounts.
     Cash payments received are recorded as deferred revenue until all the conditions of revenue recognition have been met. Long-term, non-interest bearing receivables are discounted to present value. At March 31, 2009, $48.1 million of accounts receivable are due beyond one year. The accounts receivable are due as follows: $22.0 million in fiscal 2011, $12.0 million in fiscal 2012, $9.4 million in fiscal 2013, $4.2 million in fiscal 2014, and $0.5 million thereafter.
(d)  Cash and Cash Equivalents
     Cash and cash equivalents consist of cash deposits at financial institutions and investments in money market mutual funds.
(e)  Restricted Cash
     Restricted cash represents amounts on deposit with a financial institution that are contractually designated for certain theatrical marketing obligations and collateral required under a revolving credit facility.

(f)  Restricted Investments
     Restricted investments represent amounts held in investments that are contractually designated as collateral for certain production obligations.
(g)  Investment in Films and Television Programs
     Investment in films and television programs includes the unamortized costs of completed films and television programs which have been produced by the Company or for which the Company has acquired distribution rights, libraries acquired as part of acquisitions of companies, films and television programs in progress and in development and home entertainment product inventory.
     For films and television programs produced by the Company, capitalized costs include all direct production and financing costs, capitalized interest and production overhead. For acquired films and television programs, these capitalized costs consist of minimum guarantee payments to acquire the distribution rights.
     Costs of acquiring and producing films and television programs and of acquired libraries are amortized using the individual-film-forecast method, whereby these costs are amortized and participations and residuals costs are accrued in the proportion that current year’s revenue bears to management’s estimate of ultimate revenue at the beginning of the current year expected to be recognized from the exploitation, exhibition or sale of the films or television programs.
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
     Home entertainment product inventory consists of DVDs/Blu-ray discs and is stated at the lower of cost or market value (first-in, first-out method).
     Costs for programs produced by the Media Networks segment are expensed upon first airing.
(h)  Property and Equipment, net
     Property and equipment is carried at cost less accumulated depreciation. Depreciation is provided for using the following rates and methods:

Computer equipment and software	2 – 5 years straight-line
Furniture and equipment	2 – 10 years straight-line
Leasehold improvements	Over the lease term or the useful life, whichever is shorter
Transponder under capital lease	10 years straight-line
Land	Not depreciated

     The Company periodically reviews and evaluates the recoverability of property and equipment. Where applicable, estimates of net future cash flows, on an undiscounted basis, are calculated based on future revenue estimates, if appropriate and where deemed necessary, a reduction in the carrying amount is recorded.
(i)  Goodwill
     Goodwill represents the excess of acquisition costs over the tangible and intangible assets acquired and liabilities assumed in various business acquisitions by the Company. The Company has three reporting units with goodwill within its businesses: Motion Pictures, Television and Media Networks. Under Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized but is reviewed for impairment annually within each fiscal year or between the annual tests if an event occurs or circumstances change that indicate it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value. The impairment test follows a two-step approach. The first step determines if the goodwill is potentially impaired, and the second step measures the amount of the impairment loss, if necessary. Under the first step, goodwill is considered potentially impaired if the fair value of the reporting unit is less than the reporting unit’s carrying amount, including goodwill. Under the second step, the impairment loss is then measured as the excess of recorded goodwill over the fair value of the goodwill, as calculated. The fair value of goodwill is calculated by allocating the fair value of the reporting unit to all the assets and liabilities of the reporting unit as if the reporting unit was purchased in a business combination and the purchase price was the fair value of the reporting unit. The Company performs its annual impairment test as of December 31 in each fiscal year. The Company performed its annual impairment test on its goodwill as of December 31, 2008. No goodwill impairment was identified in any of the Company’s reporting units.
(j)  Other Assets
     Other assets include deferred print costs, deferred debt financing costs, equity investments, loan receivables and prepaid expenses.
     Prints, Advertising and Marketing Expenses.  The costs of film prints are expensed upon theatrical release and are included in operating expenses. The costs of advertising and marketing expenses are expensed as incurred. Advertising expenses for the year ended March 31, 2009 were $423.7 million (2008 — $398.7 million, 2007 — $216.2 million) which were recorded as distribution and marketing expenses.
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
(k)  Income Taxes
     Income taxes are accounted for using SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”). SFAS No. 109 requires an asset and liability approach for financial accounting and reporting for income taxes and allows recognition and measurement of deferred assets based upon the likelihood of realization of tax benefits in future years. Under this method, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Valuation allowances are established when management determines that it is more likely than not that some portion or all of the net deferred tax asset will not be realized. The financial effect of changes in tax laws or rates is accounted for in the period of enactment. The subsequent realization of net operating loss and general business credit carryforwards acquired in acquisitions accounted for using the purchase method of accounting is recorded as a reduction of goodwill.
(l)  Government Assistance
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
     Foreign company assets and liabilities in foreign currencies are translated into U.S. dollars at the exchange rate in effect at the balance sheet date. Foreign company revenue and expense items are translated at the average rate of exchange for the fiscal year. Gains or losses arising on the translation of the accounts of foreign companies are included in accumulated other comprehensive income (loss), a separate component of shareholders’ equity (deficiency).
(n)  Derivative Instruments and Hedging Activities
     Derivative financial instruments are used by the Company in the management of its foreign currency exposures. The Company’s policy is not to use derivative financial instruments for trading or speculative purposes.
     The Company enters into forward foreign exchange contracts to hedge its foreign currency exposures on future production expenses denominated in Canadian dollars. The Company evaluates whether the foreign exchange contracts qualify for hedge accounting at the inception of the contract. The fair value of the forward exchange contracts are recorded on the consolidated balance sheets. Changes in the fair value of the foreign exchange contracts that are effective hedges are reflected in accumulated other comprehensive income (loss), a separate component of shareholders’ equity (deficiency), and changes in the fair value of foreign exchange contracts that are ineffective hedges are reflected in the consolidated statements of operations. Gains and losses realized upon settlement of the foreign exchange contracts are amortized to the consolidated statements of operations on the same basis as the production expenses being hedged.
(o)  Stock-Based Compensation
     Effective April 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”) using the modified-prospective transition method. Under such transition method, compensation cost recognized in the years ended March 31, 2009, 2008 and 2007 includes: (a) compensation cost for all stock options granted prior to, but not yet vested as of, April 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123; and (b) compensation cost for all share-based payments granted on or after April 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). See Note 12 for further discussion of the Company’s stock-based compensation in accordance with SFAS No. 123(R).
(p)  Net Income (Loss) Per Share
     The Company calculates net income (loss) per share in accordance with SFAS No. 128, Earnings Per Share. Basic net income (loss) per share is calculated based on the weighted average common shares outstanding for the period. Basic net income (loss) per share for the years ended March 31, 2009, 2008 and 2007 is presented below:

	Year	Year	Year
	Ended	Ended	Ended
	March 31,	March 31,	March 31,
	2009	2008	2007
	(Amounts in thousands)
Basic Net Income (Loss) Per Common Share:
Numerator:
Net income (loss)	$(162,980)	$(73,968)	$27,479

Denominator:
Weighted average common shares outstanding	116,795	118,427	108,398

Basic Net Income (Loss) Per Common Share	$(1.40)	$(0.62)	$0.25

     Diluted net income (loss) per common share reflects the potential dilutive effect, if any, of the conversion of the 4.875% convertible senior subordinated notes sold by the Company in December 2003 and converted on December 15, 2006 (the “4.875% Notes”), the 2.9375% convertible senior subordinated notes sold by the Company in October 2004 (the “2.9375% Notes”), and the 3.625% convertible senior subordinated notes sold by the Company in February 2005 (the “3.625% Notes”), under the “if converted” method. Diluted net income (loss) per common share also reflects share purchase options and restricted share units using the treasury stock method when dilutive, and any contingently issuable shares when dilutive. Diluted net income (loss) per common share for the years ended March 31, 2009, 2008 and 2007 is presented below:

	Year	Year	Year
	Ended	Ended	Ended
	March 31,	March 31,	March 31,
	2009	2008	2007
	(Amounts in thousands)
Diluted Net Income (Loss) Per Common Share:
Numerator:
Net income (loss)	$(162,980)	$(73,968)	$27,479

Add:
Interest on convertible Notes, net of tax	—	—	—
Amortization of deferred financing costs, net of tax	—	—	—

Numerator for Diluted Net Income (Loss) Per Common Share	$(162,980)	$(73,968)	$27,479

Denominator:
Weighted average common shares outstanding	116,795	118,427	108,398
Effect of dilutive securities:
Share purchase options	—	—	2,493
Restricted share units	—	—	273

Adjusted weighted average common shares outstanding	116,795	118,427	111,164

Diluted Net Income (Loss) Per Common Share	$(1.40)	$(0.62)	$0.25

     For the years ended March 31, 2009, 2008, and 2007, the weighted average common shares calculated under the “if converted” and treasury stock method presented below were excluded from diluted net income (loss) per common share for the periods because their inclusion would have had an anti-dilutive effect.

	Year	Year	Year
	Ended	Ended	Ended
	March 31,	March 31,	March 31,
	2009	2008	2007
	(Amounts in thousands)
Conversion of Notes	24,666	25,295	25,295
Share purchase options	340	1,494	—
Restricted share units	365	486	—
Contingently issuable shares	968	705	—

Total weighted average common shares excluded from Diluted Net Income (Loss) Per Common Share	26,339	27,980	25,295

(q)  Use of Estimates
     The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. The most significant estimates made by management in the preparation of the financial statements relate to ultimate revenue and costs for investment in films and television programs; estimates of sales returns and other allowances, provision for doubtful accounts; fair value of assets and liabilities for allocation of the purchase price of companies acquired; income taxes and accruals for contingent liabilities; and impairment assessments for investment in films and television programs, property and equipment, goodwill and intangible assets. Actual results could differ from such estimates.
(r)  Reclassifications
     Certain amounts presented in prior years have been reclassified to conform to the current year’s presentation.

(s)  Recent Accounting Pronouncements
     In May 2008, the FASB issued FASB Staff Position (“FSP”) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of Accounting Principles Board (“APB”) Opinion No. 14, Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants. FSP APB 14-1 provides that issuers of such instruments should separately account for the liability and equity components of those instruments by allocating the proceeds at the date of issuance of the instrument between the liability component and the embedded conversion option (the equity component). The equity component is recorded in equity and the reduction in the principal amount (debt discount) is amortized as interest expense over the expected life of the instrument using the interest method. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We will adopt FSP APB 14-1 beginning in the first quarter of fiscal 2010, and this standard must be applied on a retrospective basis. We are evaluating the impact that the adoption of FSP APB 14-1 will have on our consolidated financial position and results of operations.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, transaction costs, in-process research and development and restructuring costs. In addition, under SFAS No. 141(R), changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. We will adopt SFAS No. 141(R) beginning in the first quarter of fiscal 2010, which will change our accounting treatment for business combinations on a prospective basis.
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
3.  Restricted Cash and Restricted Investments
     Restricted Cash.  Restricted cash represents amounts on deposit with financial institutions that are contractually designated for certain theatrical marketing obligations and collateral required under our revolving credit facility as a result of a borrowing under our funding agreement with the State of Pennsylvania (see Note 9).
     Restricted Investments.  Restricted investments represent amounts held in investments that are contractually designated as collateral for certain production obligations. At March 31, 2009, the Company held $7.0 million of restricted investments in United States Treasury Bills bearing an interest rate of 0.39%, maturing September 3, 2009. These investments are held as collateral for a production obligation pursuant to an escrow agreement.
     At March 31, 2008, the Company held $7.0 million of a triple A rated taxable Student Auction Rate Security (“ARS”), at par value, issued by the Panhandle-Plains Higher Education Authority. These ARS were sold back to the issuer at par value resulting in no gain or loss.
     Restricted investments as of March 31, 2009 and 2008 are set forth below:

	March 31, 2009
		Unrealized	Fair
	Cost	Gains (Losses)	Value
	(Amounts in thousands)
United States Treasury Bills	$6,987	$—	$6,987

	March 31, 2008
		Unrealized	Fair
	Cost	Gains (Losses)	Value
	(Amounts in thousands)
Auction rate — student loans	$7,000	$(73)	$6,927

     At March 31, 2007, equity securities were comprised of 592,156 common shares of Magna Pacific (Holdings) Limited (“Magna”), an independent DVD distributor in Australia and New Zealand, purchased at an average cost of $0.21 per share. During the year ended March 31, 2008, the Company purchased an additional 15,989,994 common shares of Magna for approximately $4.7 million in connection with its efforts to acquire Magna. Such efforts were later abandoned, at which time, the Company sold all if its shares in Magna for approximately $7.5 million and recognized a gain on the sale of approximately $2.9 million.
     The following table illustrates the impact in other comprehensive income (loss) of realized and unrealized gains of investments available-for-sale during the years ended March 31, 2009, 2008 and 2007:

	March 31,	March 31,	March 31,
	2009	2008	2007
	(Amounts in thousands)
Gain on sale of restricted and available-for-sale investments included in net income	$—	$2,909	$1,722

Other comprehensive income:
Net unrealized gain (loss) arising during the year	$73	$2,836	$1,809
Reclassification adjustment	—	(2,909)	(1,722)

Net unrealized gain (loss) recognized in other comprehensive income	$73	$(73)	$87

4.  Investment in Films and Television Programs

	March 31,	March 31,
	2009	2008
	(Amounts in thousands)
Motion Picture Segment — Theatrical and Non-Theatrical Films
Released, net of accumulated amortization	$262,067	$218,898
Acquired libraries, net of accumulated amortization	56,898	80,674
Completed and not released	55,494	13,187
In progress	149,402	188,108
In development	6,732	6,513
Product inventory	40,392	33,147

	570,985	540,527

Television Segment — Direct-to-Television Programs
Released, net of accumulated amortization	77,973	55,196
In progress	51,619	12,608
In development	1,445	611

	131,037	68,415

Media Networks
In progress	745	—

	745	—

	$702,767	$608,942

     The following table sets forth acquired libraries that represent titles released three years prior to the date of acquisition, and amortized over their expected revenue stream from acquisition date up to 20 years:

		Total	Remaining	Unamortized Costs	Unamortized Costs
Acquired		Amortization	Amortization	March 31,	March 31,
Library	Acquisition Date	Period	Period	2009	2008
		(In years)		(Amounts in thousands)
Trimark	October 2000	20.00	11.50	$6,280	$12,318
Artisan	December 2003	20.00	14.75	47,255	58,533
Modern	August 2005	20.00	16.25	2,462	3,953
Lionsgate UK	October 2005	20.00	16.50	901	1,827
Mandate	September 2007	3.00	—	—	4,043

Total Acquired Libraries				$56,898	$80,674

     The Company expects approximately 45% of completed films and television programs, net of accumulated amortization will be amortized during the one-year period ending March 31, 2010. Additionally, the Company expects approximately 80% of completed and released films and television programs, net of accumulated amortization and excluding acquired libraries, will be amortized during the three-year period ending March 31, 2012. The decrease in the Trimark Library is partially due to a write-down of $3.1 million as a result of a decrease in the fair value of the library.
5. Property and Equipment

	March 31,	March 31,
	2009	2008
	(Amounts in thousands)
Leasehold improvements	$11,071	$3,404
Property and equipment	12,943	6,768
Computer equipment and software	24,699	15,706
Transponder under capital lease	12,065	—

	60,778	25,878
Less accumulated depreciation and amortization	(19,569)	(13,471)

	41,209	12,407
Land	1,206	1,206

	$42,415	$13,613

6. Goodwill
     The changes in the carrying amount of goodwill by reporting segment in the years ended March 31, 2009 and 2008 were as follows:

	Motion		Media
	Pictures	Television	Networks	Total
		(Amounts in thousands)
Balance as of March 31, 2007	$173,530	$13,961	$—	$187,491
Mandate Pictures, LLC	37,102	—	—	37,102
Artisan	(62)	—	—	(62)

Balance as of March 31, 2008	210,570	13,961	—	224,531
Mandate Pictures, LLC	(277)	—	—	(277)
TV Guide Network			155,148	155,148

Balance as of March 31, 2009	$210,293	$13,961	$155,148	$379,402

     The allocation of the purchase price to identified tangible and intangible assets and liabilities assumed is preliminary and is subject to adjustment. Accordingly, the amount of goodwill attributed to the Media Networks segment is preliminary (see Note 13).

7. Finite-Lived Intangible Assets and Other Assets
    Finite-lived Intangible Assets
     Finite-lived intangible assets consist primarily of customer relationships and trademarks. The composition of the Company’s finite-lived intangible assets and the associated accumulated amortization is as follows as of March 31, 2009 and March 31, 2008:

	Weighted	Range
	average	of	March 31, 2009			March 31, 2008
	remaining	remaining	Gross		Net	Gross		Net
	life in	life in	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	years	years	Amount	Amortization	Amount	Amount	Amortization	Amount
					(Amounts in thousands)
Finite-lived intangible assets:
Customer relationships	10	5 - 11	$64,330	$530	$63,800	$—	$—	$—
Trademarks	16	2 - 20	11,330	627	10,703	1,625	200	1,425
Developed technology and patents	2	2 - 6	3,740	147	3,593	—	—	—
Distribution agreements	2	2	1,598	790	808	1,273	454	819
Music license	—	—	1,304	1,304	—	1,304	1,231	73

Total finite-lived intangible assets			$82,302	$3,398	$78,904	$4,202	$1,885	$2,317

     The aggregate amount of amortization expense associated with the Company’s intangible assets for the years ending March 31, 2009, 2008 and 2007 was approximately $1.7 million, $1.5 million and $0.9 million, respectively. The estimated aggregate amortization expense, based on the preliminary allocation of the purchase price related to the acquisition of TV Guide Network, for each of the years ending March 31, 2010 through 2014 is approximately $10.2 million, $9.7 million, $7.1 million, $7.0 million, and $6.8 million, respectively.
     Other assets consist primarily of equity method investments and loan receivables. The composition of the Company’s other assets is as follows as of March 31, 2009 and March 31, 2008:

	March 31,	March 31,
	2009	2008
	(Amounts in thousands)
Deferred financing costs, net of accumulated amortization	$10,504	$7,200
Prepaid expenses and other	6,025	5,239
Loan receivables	32,909	3,382
Equity method investments	32,116	23,434

	$81,554	$39,255

   Deferred Financing Costs
     Deferred financing costs primarily include costs incurred in connection with an amended credit facility (see Note 8) executed in July 2008 and the issuance of the 2.9375% Notes and the 3.625% Notes (see Note 10) that are deferred and amortized to interest expense. In December 2008, the Company repurchased $9.0 million of the 3.625% Notes for $5.3 million plus $0.1 million in accrued interest, resulting in a gain of $3.5 million. As a result of this repurchase, the Company wrote off an additional $0.1 million of deferred financing costs associated with the 3.625% Notes.
   Prepaid Expenses and Other
     Prepaid expenses and other primarily include prepaid expenses and security deposits.
   Loan Receivables
     Loan receivables at March 31, 2009 consist of a $25.0 million collateralized note receivable plus $0.8 million of accrued interest from a third party producer, and a $6.8 million note receivable and $0.3 million of accrued interest from NextPoint, Inc. (“Break.com”), an equity method investee, as described below. At March 31, 2008, loan receivables consisted of note receivables, including accrued interest, of $3.4 million from Break.com.

   Equity Method Investments
     The carrying amount of significant equity method investments at March 31, 2009 and 2008 was as follows:

	March 31,	March 31,
	2009	2008
	(Amounts in thousands)
Horror Entertainment, LLC (“FEARnet”)	$845	$789
NextPoint, Inc. (“Break.com”)	17,542	19,979
Roadside Attractions, LLC	2,062	2,201
Studio 3 Partners, LLC (“EPIX”)	11,511	—
Elevation Sales Limited	156	465

	$32,116	$23,434

     Equity interests in equity method investments in our consolidated statements of operations represent our portion of the income or loss of our equity method investees based on our percentage ownership. Equity interests in equity method investments for the years ended March 31, 2009, 2008 and 2007 were as follows (loss):

	Year	Year	Year
	Ended	Ended	Ended
	March 31,	March 31,	March 31,
	2009	2008	2007
	(Amounts in thousands)
Maple Pictures Corp.	$—	$(71)	$(90)
CinemaNow, Inc.	—	—	(1,000)
Horror Entertainment, LLC (“FEARnet”)	(5,323)	(5,418)	(1,515)
NextPoint, Inc. (“Break.com”)	(2,543)	(1,013)	—
Roadside Attractions, LLC	(138)	(898)	—
Studio 3 Partners, LLC (“EPIX”)	(1,040)	—	—
Elevation Sales Limited	—	(159)	—

	$(9,044)	$(7,559)	$(2,605)

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

     Dividends of $0.1 and $0.1 million, respectively were received for the fiscal years ended March 31, 2009 and 2008.
     Horror Entertainment, LLC. Represents the Company’s 33.33% interest in Horror Entertainment, LLC (“FEARnet”), a multiplatform programming and content service provider of horror genre films operating under the branding of “FEARnet”. The Company entered into a five-year license agreement with FEARnet for U.S. territories and possessions whereby the Company will license content to FEARnet for video-on-demand and broadband exhibition. The Company made capital contributions to FEARnet of $5.0 million in October 2006, $2.6 million in July 2007, $2.5 million in April 2008, and $2.9 million in October 2008. As of March 31, 2009, the Company has a $0.3 million remaining commitment for additional capital contributions. Under certain circumstances, if the Company defaults on any of its funding obligations, the Company could forfeit its equity interest in FEARnet and its license agreement with FEARnet could be terminated. The Company is recording its share of the FEARnet results on a one quarter lag and, accordingly, during the year ended March 31, 2009, the Company recorded 33.33% of the loss incurred by FEARnet through December 31, 2008.
     NextPoint, Inc. Represents the Company’s 42% equity interest or 21,000,000 share ownership of the Series B Preferred Stock of NextPoint, Inc. (“Break.com”), an online home entertainment service provider operating under the branding of “Break.com”. The interest was acquired on June 29, 2007 for an aggregate purchase price of $21.4 million which included $0.5 million of transaction costs, by issuing 1,890,189 of the Company’s common shares. The value assigned to the shares for purposes of recording the investment of $20.9 million was based on the average price of the Company’s common shares a few days prior and subsequent to the date of the closing of the acquisition. The Company has a call option which is exercisable at any time from June 29, 2007 until the earlier of (i) 30 months after June 29, 2007 or (ii) one year after a change of control, as narrowly defined, to purchase all of the remaining 58% equity interests (excluding any subsequent dilutive events) of Break.com, including in-the-money stock options, warrants and other rights of Break.com for $58.0 million in cash or common stock, at the Company’s option. The Company is recording its share of the Break.com results on a one quarter lag and, accordingly, during the year ended March 31, 2009, the Company recorded 42% of the loss incurred by Break.com through December 31, 2008.
     Roadside Attractions, LLC. Represents the Company’s 43% equity interest acquired on July 26, 2007 in Roadside Attractions, LLC (“Roadside”), an independent theatrical releasing company. The Company has a call option which is exercisable for a period of 90 days commencing on the receipt of certain audited financial statements for the three years ended July 26, 2010, to purchase all of the remaining 57% equity interests of Roadside, at a price representative of the then fair value of the remaining interest. The estimated initial cost of the call option is de minimus since the option price is designed to be representative of the then fair value and is included within the investment balance. The Company is recording its share of the Roadside results on a one quarter lag and, accordingly, during the year ended March 31, 2009, the Company recorded 43% of the loss incurred by Roadside through December 31, 2008.
     Elevation Sales Limited. Represents the Company’s 50% equity interest in Elevation Sales Limited (“Elevation”), a UK based home entertainment distributor. At March 31, 2009, the Company was owed $17.0 million in account receivables from Elevation (March 31, 2008 — $29.0 million). The amounts receivable from Elevation represent amounts due to our wholly-owned subsidiary, Lions Gate UK Limited (“Lionsgate UK”), located in the United Kingdom, for accounts receivable arising from the sale and rental of DVD products. The credit period extended to Elevation is 60 days.
     Studio 3 Partners, LLC (“EPIX”). In April 2008, the Company formed a joint venture with Viacom Inc. (“Viacom”), its Paramount Pictures unit (“Paramount Pictures”) and Metro-Goldwyn-Mayer Studios Inc. (“MGM”) to create a premium television channel and subscription video-on-demand service named “EPIX”. The new venture will have access to the Company’s titles released theatrically on or after January 1, 2009. Viacom will provide operational support to the venture, including marketing and affiliate services through its MTV Networks division. Upon its expected launch in the fall of 2009, the joint venture will provide the Company with an additional platform to distribute its library of motion picture titles and television episodes and programs. Currently, the Company has invested $12.4 million as of March 31, 2009, which represents 28.57% or its proportionate share of investment in the joint venture. The Company has a total mandatory commitment of $31.4 million increasing to $42.9 million if certain performance targets are achieved. The Company is recording its share of the joint venture results on a one quarter lag and, accordingly, during the year ended March 31, 2009, the Company recorded 28.57% of the loss incurred by the joint venture through December 31, 2008.
8. Bank Loans
     In July 2008, the Company entered into an amended credit facility which provides for a $340 million secured revolving credit facility, of which $30 million may be utilized by two of the Company’s wholly owned foreign subsidiaries. The amended credit facility expires July 25, 2013 and bears interest at 2.25% over the “Adjusted LIBOR” rate (effective rate of 2.75% as of March 31, 2009). At March 31, 2009, the Company had borrowings of $255 million (March 31, 2008 — nil) under the credit facility. The availability of funds under the credit facility is limited by a borrowing base and also reduced by outstanding letters of credit which amounted to $46.7 million at March 31, 2009. At March 31, 2009, there was $38.3 million available under the amended credit facility. The Company is required to pay a monthly commitment fee based upon 0.50% per annum on the total credit facility of $340 million less the amount drawn. This amended credit facility amends and restates the Company’s original $215 million credit facility. Obligations under the credit facility are secured by collateral (as defined in the credit agreement) granted by the Company and certain subsidiaries of the Company, as well as a pledge of equity interests in certain of the Company’s subsidiaries. The amended credit facility contains a number of affirmative and negative covenants that, among other things, require the Company to satisfy certain financial covenants and restrict the ability of the Company to incur additional debt, pay dividends and make distributions, make certain investments and acquisitions, repurchase its stock and prepay certain indebtedness, create liens, enter into agreements with affiliates, modify the nature of its business, enter into sale-leaseback transactions, transfer and sell material assets and merge or consolidate. Under the credit facility, the Company may also be subject to an event of default upon a “change in control” (as defined in the credit facility) which, among other things, includes a person or group acquiring ownership or control in excess of 20% of our common stock.
9. Film and Production Obligations and Participations and Residuals

	March 31,	March 31,
	2009	2008
	(Amounts in thousands)
Film obligations (1)	$88,814	$29,905
Production obligations (2)	215,711	248,111

Total film and production obligations	304,525	278,016
Less film and production obligations expected to be paid within one year	(185,647)	(193,699)

Film and production obligations expected to be paid after one year	$118,878	$84,317

Participations and residuals	$371,857	$385,846

(1)	Film obligations include minimum guarantees, which represent amounts payable for film rights that the Company has acquired and theatrical marketing obligations, which represent amounts that are contractually committed for theatrical marketing expenditures associated with specific titles.

(2)	Production obligations represent amounts payable for the cost incurred for the production of film and television programs that the Company produces which, in some cases, are financed over periods exceeding one year. Production obligations have contractual repayment dates either at or near the expected completion date, with the exception of certain obligations containing repayment dates on a longer term basis (see Note 18). Production obligations of $136.3 million incur interest at rates ranging from 2.0% to 4.61%, and approximately $70.7 million of production obligations are non-interest bearing. Also included in production obligations is $8.7 million in long term production obligations with an interest rate of 2.5% that is part of a $66.0 million funding agreement with the State of Pennsylvania, as more fully described below.

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
     The Company expects approximately 74% of accrued participants’ shares will be paid during the one-year period ending March 31, 2010.

Theatrical Slate Participation
     On May 25, 2007, the Company closed a theatrical slate participation arrangement, as amended on January 30, 2008. Under this arrangement, Pride Pictures, LLC (“Pride”), an unrelated entity, contributed, in general, 50% of the Company’s production, acquisition, marketing and distribution costs of theatrical feature films up to an aggregate of approximately $196 million, net of transaction costs. The funds available from Pride were generated from the issuance of subordinated debt instruments, equity and a senior revolving credit facility, which was subject to a borrowing base. The borrowing base calculation was generally based on 90% of the estimated ultimate amounts due to Pride on previously released films, as defined in the applicable agreements. The Company was not a party to the Pride debt obligations or their senior credit facility, and provided no guarantee of repayment of these obligations. The percentage of the contribution could vary on certain pictures. Pride participated in a pro rata portion of the pictures’ net profits or losses similar to a co-production arrangement based on the portion of costs funded. We distributed the pictures covered by the arrangement with a portion of net profits after all costs and our distribution fee being distributed to Pride based on their pro rata contribution to the applicable costs similar to a back-end participation on a film.
     Amounts provided from Pride are reflected as a participation liability. The difference between the ultimate participation expected to be paid to Pride and the amount provided by Pride is amortized as a charge to or a reduction of participation expense under the individual-film-forecast method. At March 31, 2009, $83.8 million (March 31, 2008, $134.3 million) was payable to Pride and is included in participations and residuals liability in the consolidated balance sheets.
     In late 2008, the administrative agent for the senior lenders under Pride’s senior credit facility took the position, among others, that the senior lenders did not have an obligation to continue to fund under the senior credit facility because the conditions precedent to funding set forth in the senior credit facility could not be satisfied. The Company was not a party to the credit facility. Consequently, Pride did not purchase the pictures The Spirit, My Bloody Valentine 3-D and Madea Goes To Jail. Thereafter, on April 20, 2009, after failed attempts by the Company to facilitate a resolution, the Company gave FilmCo and Pride notice that FilmCo, through Pride’s failure to make certain capital contributions, was in default of the Master Picture Purchase Agreement. On May 5, 2009, the representative for the Pride equity and the Pride mezzanine investor responded that the required amount was fully funded and that it had no further obligations to make any additional capital contributions. Consequently, on May 29, 2009, the Company terminated our theatrical slate participation arrangement with Pride.
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
     Amounts provided from SGF are reflected as a participation liability. The difference between the ultimate participation expected to be paid to SGF and the amount provided by SGF is amortized as a charge to or a reduction of participation expense under the individual film-forecast-method. At March 31, 2009, $3.2 million (March 31, 2008, $9.3 million) was payable to SGF and is included in participations and residuals liability in the consolidated balance sheets, and $124.5 million was available to be provided by SGF under the terms of the arrangement.

10. Subordinated Notes and Other Financing Obligations
     The following table sets forth the subordinated notes and other financing obligations outstanding at March 31, 2009 and March 31, 2008:

	March 31,	March 31,
	2009	2008
	(Amounts in thousands)
2.9375% Convertible Senior Subordinated Notes	$150,000	$150,000
3.625% Convertible Senior Subordinated Notes	166,000	175,000
Other financing obligations	15,716	3,718

	$331,716	$328,718

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

     The holder may require LGEI to repurchase the 3.625% Notes on March 15, 2012, 2015 and 2020 or upon a “change in control” at a price equal to 100% of the principal amount, together with accrued and unpaid interest through the date of repurchase. Under certain circumstances, if the holder requires LGEI to repurchase all or a portion of their notes upon a “change in control,” they will be entitled to receive a make whole premium. The amount of the make whole premium, if any, will be based on the price of the Company’s common shares on the effective date of the “change in control.” No make whole premium will be paid if the price of the Company’s common shares at such time is less than $10.35 per share or exceeds $75.00 per share.
     The 3.625% Notes are convertible, at the option of the holder, at any time before the close of business on or prior to the trading day immediately before the maturity date, if the notes have not been previously redeemed or repurchased, at a conversion rate equal to 70.0133 shares per $1,000 principal amount of the 3.625% Notes, subject to adjustment in certain circumstances, which is equal to a conversion price of approximately $14.28 per share. Upon conversion of the 3.625% Notes, the Company has the option to deliver, in lieu of common shares, cash or a combination of cash and common shares of the Company. The holder may convert the 3.625% Notes into the Company’s common shares prior to maturity if the notes have been called for redemption, a “change in control” occurs or certain other corporate transactions occur.
     In December 2008, the Company repurchased $9.0 million of the 3.625% Notes for $5.3 million plus $0.1 million in accrued interest, resulting in a gain of $3.5 million. As a result of this repurchase, the Company wrote off an additional $0.1 million of deferred financing costs associated with the 3.625% Notes.
     The fair value of the 3.625% Notes is approximately $119.5 million based on current market quotes at March 31, 2009.
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
     The holder may require LGEI to repurchase the 2.9375% Notes on October 15, 2011, 2014 and 2019 or upon a “change in control” at a price equal to 100% of the principal amount, together with accrued and unpaid interest through the date of repurchase. Under certain circumstances, if the holder requires LGEI to repurchase all or a portion of their notes upon a “change in control,” they will be entitled to receive a make whole premium. The amount of the make whole premium, if any, will be based on the price of the Company’s common shares on the effective date of the “change in control.” No make whole premium will be paid if the price of the Company’s common shares at such time is less than $8.79 per share or exceeds $50.00 per share.
     The holder may convert the 2.9375% Notes into the Company’s common shares prior to maturity only if the price of the Company’s common shares issuable upon conversion of a note reaches a specified threshold over a specified period, the trading price of the notes falls below certain thresholds, the notes have been called for redemption, a “change in control” occurs or certain other corporate transactions occur. Upon conversion of the 2.9375% Notes, the Company has the option to deliver, in lieu of common shares, cash or a combination of cash and common shares of the Company. In addition, under certain circumstances, if the holder converts their notes upon a “change in control,” they will be entitled to receive a make whole premium. Before the close of business on or prior to the trading day immediately before the maturity date, if the notes have not been previously redeemed or repurchased, the holder may convert the notes into the Company’s common shares at a conversion rate equal to 86.9565 shares per $1,000 principal amount of the 2.9375% Notes, subject to adjustment in certain circumstances, which is equal to a conversion price of approximately $11.50 per share.
     The fair value of the 2.9375% Notes is approximately $111.8 million based on current market quotes at March 31, 2009.
Other Financing Obligations
     On June 1, 2007, the Company entered into a bank financing agreement for $3.7 million to fund the acquisition of certain capital assets. Interest is payable in monthly payments totaling $0.3 million per year for five years at an interest rate of 8.02%, with the entire principal due June 2012.
     In association with the February 28, 2009 acquisition of TV Guide Network, the Company assumed a $12.1 million capital lease obligation for a satellite transponder lease. The monthly payments total $1.6 million per year through August 2019, with an imputed interest rate of 6.65%.

11. Accumulated Other Comprehensive Income (Loss)
     Components of accumulated other comprehensive income (loss) are as follows:

		Unrealized
	Foreign	Gain (Loss)		Accumulated
	Currency	on Foreign	Unrealized	Other
	Translation	Exchange	Gain (Loss) on	Comprehensive
	Adjustments	Contracts	Securities	Income (Loss)
	(Amounts in thousands)
Balance at March 31, 2007	$(1,502)	$207	$—	$(1,295)
Current year change	1,168	(333)	(73)	762

Balance at March 31, 2008	(334)	(126)	(73)	(533)
Current year change	(11,562)	144	73	(11,345)

Balance at March 31, 2009	$(11,896)	$18	$—	$(11,878)

12. Capital Stock
(a) Common Shares
     The Company had 500,000,000 authorized shares of common stock at March 31, 2009 and 2008. The table below outlines common shares reserved for future issuance:

	March 31,	March 31,
	2009	2008
	(Amounts in thousands)
Stock options outstanding	3,899	5,137
Restricted share units — unvested	2,566	2,325
Share purchase options and restricted share units available for future issuance	5,120	6,859
Shares issuable upon conversion of 2.9375% Notes at conversion price of $11.50 per share	13,043	13,043
Shares issuable upon conversion of 3.625% Notes at conversion price of $14.28 per share	11,622	12,252

Shares reserved for future issuance	36,250	39,616

     The Company’s Board of Directors has authorized the repurchase of up to $150 million of the Company’s common shares, with the timing, price, quantity, and manner of the purchases to be made at the discretion of management, depending upon market conditions. During the period from the authorization date through March 31, 2009, 6,787,310 shares have been repurchased pursuant to the plan at a cost of approximately $65.2 million, including commission costs. During the years ended March 31, 2009 and 2008, 4,588,675 and 2,198,635 shares have been repurchased pursuant to the plan at a cost of approximately $45.0 and $20.3 million, respectively. The share repurchase program has no expiration date.
     On December 24, 2007, the Company also repurchased 211,864 common shares from an executive for approximately $2.0 million to primarily satisfy the executive’s tax withholding obligations and other expenses in connection with the exercise of options by the executive on September 25, 2007.
(b) Series B Preferred Shares
     As a condition of the purchase of a subsidiary, on October 13, 2000, the Company issued ten shares at $10 per share to the principal shareholder of Trimark Holdings, Inc. The shares were non-transferable and were not entitled to dividends. The shares were non-voting except that the holder, who was a principal of the subsidiary acquired, had the right to elect himself as a director to the Company’s Board of Directors. The shares were redeemable by the Company if certain events occur. The shares had a liquidation preference equal to the stated value of $10 per share. In February 2009, the Company redeemed the ten shares at $10 per share.
(c) Share-Based Compensation
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
     The fair value of each option award is estimated on the date of grant using a closed-form option valuation model (Black-Scholes) based on the assumptions noted in the following table. Expected volatilities are based on implied volatilities from traded options on the Company’s stock, historical volatility of the Company’s stock and other factors. The expected term of options granted represents the period of time that options granted are expected to be outstanding. The weighted-average grant-date fair values for options granted during the year ended March 31, 2009 was $3.06 (2008 — $4.17, 2007 — $3.93). The following table represents the assumptions used in the Black-Scholes option-pricing model for stock options granted during the years ended March 31, 2009, 2008 and 2007:

	Year Ended March 31,
	2009	2008	2007
Risk-free interest rate	2.7%	2.7% - 4.8%	4.7%
Expected option lives (in years)	5.0 years	5.0 to 6.5 years	6.3 years
Expected volatility for options	31%	31%	31%
Expected dividend yield	0%	0%	0%
     The Company recognized the following share-based compensation expense (benefit) during the years ended March 31, 2009, 2008 and 2007:

	Year Ended March 31,
	2009	2008	2007
	(Amounts in thousands)
Compensation Expense (Benefit):
Stock Options	$3,184	$3,375	$2,591
Restricted Share Units and Other Share-based Compensation	$10,063	10,414	4,431
Stock Appreciation Rights	(3,527)	(1,708)	1,684

Total	$9,720	$12,081	$8,706

     There was no income tax benefit recognized in the statements of operations for share-based compensation arrangements during the years ended March 31, 2009, 2008 and 2007.
Stock Option and Long-Term Incentive Plans
     The Company has two stock option and long-term incentive plans that permit the grant of stock options and other equity awards to certain employees, officers, non-employee directors and consultants for up to 23.0 million shares of the Company’s common stock.
     The Company’s Employees’ and Directors’ Equity Incentive Plan (the “Plan”) provides for the issuance of up to 9.0 million shares of common stock of the Company to eligible employees, directors, and service providers. Of the 9.0 million common shares allocated for issuance, up to a maximum of 250,000 common shares may be issued as discretionary bonuses in accordance with the terms of a share bonus plan. At March 31, 2009, 101,351 common shares were available for grant under the Plan.
     With the approval of the 2004 Performance Incentive Plan (the “2004 Plan”), no new awards were granted under the Plan subsequent to the 2004 Annual General Meeting of Shareholders. Any remaining shares available for additional grant purposes under the Plan may be issued under the 2004 Plan. The 2004 Plan provides for the issue of up to an additional 14.0 million common shares of the Company to eligible employees, directors, officers and other eligible persons through the grant of awards and incentives for high levels of individual performance and improved financial performance of the Company. The 2004 Plan authorizes stock options, share appreciation rights, restricted shares, share bonuses and other forms of awards granted or denominated in the Company’s common shares. The per share exercise price of an option granted under the 2004 Plan generally may not be less than the fair market value of a common share of the Company on the date of grant. The maximum term of an option granted under the 2004 Plan is ten years from the date of grant. At March 31, 2009, 5,018,434 common shares were available for grant under the 2004 Plan.

     Stock Options
     A summary of option activity under the various plans as of March 31, 2009, 2008 and 2007 and changes during the years then ended is presented below:

					Weighted	Aggregate
				Weighted-	Average	Intrinsic
			Total	Average	Remaining	Value as of
	Number of	Number of	Number of	Exercise	Contractual	March 31,
Options:	Shares (1)	Shares (2)	Shares	Price	Term In Years	2009
Outstanding at April 1, 2006	5,170,104	—	5,170,104	$4.19
Granted	2,100,000	—	2,100,000	9.68
Exercised	(1,297,144)	—	(1,297,144)	3.29
Forfeited or expired	(39,671)	—	(39,671)	7.73

Outstanding at March 31, 2007	5,933,289	—	5,933,289	$6.30
Granted	495,000	600,000	1,095,000	10.33
Exercised	(1,871,058)	—	(1,871,058)	3.09
Forfeited or expired	(19,868)	—	(19,868)	7.42

Outstanding at March 31, 2008	4,537,363	600,000	5,137,363	$8.32
Granted	5,000	—	5,000	9.53
Exercised	(1,158,177)	—	(1,158,177)	3.67
Forfeited or expired	(85,020)	—	(85,020)	6.51

Outstanding at March 31, 2009	3,299,166	600,000	3,899,166	$9.75	6.46	$—

Outstanding as of March 31, 2009, vested or expected to vest in the future	3,298,166	600,000	3,898,166	$9.75	6.46	$—

Exercisable at March 31, 2009	1,893,750	100,000	1,993,750	$9.57	5.15	$—

(1)	Issued under our long-term incentive plans.

(2)	On September 10, 2007, in connection with the acquisition of Mandate Pictures (see Note 13), two executives entered into employment agreements with LGF. Pursuant to the employment agreements, the executives were granted an aggregate of 600,000 stock options, 100,000 options of which vested, and 500,000 options of which will vest over a two- to three year period. The options were granted outside of our long-term incentive plans.
     The total intrinsic value of options exercised as of each exercise date during the year ended March 31, 2009 was $7.1 million (2008 — $12.1 million, 2007 — $8.7 million).
     During the year ended March 31, 2009, 279,368 shares were cancelled to fund withholding tax obligations upon exercise.
Restricted Share Units
     Effective June 27, 2005, the Company, pursuant to the 2004 Plan, began granting restricted share units to certain employees, directors and consultants.
     A summary of the status of the Company’s restricted share units as of March 31, 2009, 2008 and 2007, and changes during the years then ended is presented below:

			Total	Weighted Average
	Number of	Number of	Number of	Grant Date Fair
Restricted Share Units:	Shares (1)	Shares (2)	Shares	Value
Outstanding at April 1, 2006	508,667	—	508,667	$10.18
Granted	1,557,833	—	1,557,833	9.70
Vested	(167,608)	—	(167,608)	10.28
Forfeited	(26,649)	—	(26,649)	9.54

Outstanding at March 31, 2007	1,872,243	—	1,872,243	$9.78
Granted	1,051,267	287,500	1,338,767	10.39
Vested	(825,846)	—	(825,846)	9.89
Forfeited	(60,539)	—	(60,539)	9.89

Outstanding at March 31, 2008	2,037,125	287,500	2,324,625	$10.09
Granted	1,301,400	105,000	1,406,400	8.57
Vested	(1,097,403)	(8,333)	(1,105,736)	10.06
Forfeited	(59,621)	—	(59,621)	10.07

Outstanding at March 31, 2009	2,181,501	384,167	2,565,668	$9.27

(1)	Issued under our long-term incentive plans.

(2)	On September 10, 2007, in connection with the acquisition of Mandate Pictures (see Note 13), two executives entered into employment agreements with Lions Gate Films, Inc. Pursuant to the employment agreements, the executives were granted an aggregate of 287,500 restricted share units, which vest over a three- to five-year period, based on continued employment, and 262,500 restricted share units, which vest over a five-year period, subject to the satisfaction of certain annual performance targets. The restricted share units were granted outside of our long-term incentive plans.
     The fair values of restricted share units are determined based on the market value of the shares on the date of grant.
     The following table summarizes the total remaining unrecognized compensation cost as of March 31, 2009 related to non-vested stock options and restricted share units and the weighted average remaining years over which the cost will be recognized:

	Total	Weighted
	Unrecognized	Average
	Compensation	Remaining
	Cost	Years
	(Amounts in thousands)
Stock Options	$5,667	1.9
Restricted Share Units	13,924	2.0

Total	$19,591

     Under the Company’s two stock option and long term incentive plans, the Company withholds shares to satisfy minimum statutory federal, state and local tax withholding obligations arising from the vesting of restricted share units. During the year ended March 31, 2009, 296,860 shares were withheld upon the vesting of restricted share units.
     The Company becomes entitled to an income tax deduction in an amount equal to the taxable income reported by the holders of the stock options and restricted share units when vesting or exercise occurs, the restrictions are released and the shares are issued. Restricted share units are forfeited if the employees terminate prior to vesting.
Stock Appreciation Rights
     On February 2, 2004, an officer of the Company was granted 1,000,000 stock appreciation rights (“SARs”), which entitled the officer to receive cash equal to the amount by which the trading price of the Company’s common shares on the exercise notice date exceeds the SARs’ price of $5.20 multiplied by the number of SARs exercised. These SARs were not considered part of the Company’s stock option and long term incentive plans. On January 30, 2009, the officer exercised his remaining 850,000 SARs (150,000 SARs were previously exercised and expensed) and received $0.4 million in cash. Due to the decrease in the market price of its common shares during the year, the Company recorded a stock-based compensation benefit in the amount of $3.6 million in general and administration expenses in the consolidated statements of operations for the year ended March 31, 2009 (2008 — decrease of expense of $1.7 million, 2007 — increase of expense of $1.8 million). The Company has no stock-based compensation accrual at March 31, 2009 related to this award (March 31, 2008 — $4.0 million).
     On February 5, 2009, the same officer was granted an additional 850,000 SARs with an exercise price of $5.45 for consideration of a one-year extension of his employment agreement. The SARs vest over three years and expire after five years. These SARs were granted under the 2004 Plan. The Company measures compensation expense based on the fair value of the SARs, which is determined by using the Black-Scholes option-pricing model at each reporting date. For the year ended March 31, 2009, the following assumptions were used in the Black-Scholes option-pricing model: Volatility of 55%, Risk Free Rate of 1.7%, Expected Term of 4.9 years, and Dividend of 0%. At March 31, 2009, the market price of the Company’s common shares was $5.05 and the weighted average fair value of the SARs was $2.31. The compensation expense of $0.1 million in the period is calculated by using the fair value of the SARs, multiplied by the 850,000 SARs, amortized over the vesting period. At March 31, 2009, the Company has a stock-based compensation liability accrual in the amount of $0.1 million (March 31, 2008 — nil) included in accounts payable and accrued liabilities on the consolidated balance sheets relating to these SARs.
     During the year ended March 31, 2009, a non-employee was granted 250,000 SARs with an exercise price of $11.16, which entitles the non-employee to receive cash equal to the amount by which the trading price of common shares on the exercise notice date exceeds the SARs’ price of $11.16 multiplied by the number of SARs exercised. The SARs vest over a four-year period. The Company measures compensation cost based on the fair value of the SARs, which is determined by using the Black-Scholes option-

pricing model at each reporting date. At March 31, 2009, the following assumptions were used in the Black-Scholes option-pricing model: Volatility of 55%, Risk Free Rate of 1.2%, Expected Remaining Term of 3.2 years, and Dividend of 0%. At March 31, 2009, the market price of the Company’s common shares was $5.05 and the weighted average fair value of the SARs was $0.87. In connection with these SARs, the Company recorded a stock-based compensation expense in the amount of $0.2 million included in direct operating expenses in the consolidated statements of operations for the year ended March 31, 2009. At March 31, 2009, the Company has a stock-based compensation liability accrual in the amount of $0.2 million (March 31, 2008 — nil) included in accounts payable and accrued liabilities on the consolidated balance sheets relating to these SARs.
     During the year ended March 31, 2009, a non-employee was granted 750,000 SARs with an exercise price of $9.56, which entitles the non-employee to receive cash equal to the amount by which the trading price of common shares on the exercise notice date exceeds the SARs’ price of $9.56 multiplied by the number of SARs exercised. The SARs vest over a three-year period based on the commencement of principal photography of certain production of motion pictures. The Company measures compensation cost based on the fair value of the SARs, which is determined by using the Black-Scholes option-pricing model at each reporting date. For the year ended March 31, 2009, the following assumptions were used in the Black-Scholes option-pricing model: Volatility of 55%, Risk Free Rate of 1.4% to 1.7%, Expected Remaining Term of 4.3 years, and Dividend of 0%. At March 31, 2009, the market price of the Company’s common shares was $5.05, the weighted average fair value of the SARs was $1.38. In March 2009, 250,000 of the SARs vested upon commencement of principal photography on a certain film. The weighted average fair value of these SARs on the date of vesting was $1.33. The Company recorded the fair value of the 250,000 vested SARs of $0.3 million in investment in films and television programs on the consolidated balance sheets. The increase in fair value of the 250,000 vested SARs from the vesting date to March 31, 2009 of less than $0.1 million was included in direct operating expenses in the consolidated statements of operations for the year ended March 31, 2009. In addition, the Company recorded a portion of the fair value of the remaining SARs, which represents the progress towards commencement of principal photography of the second production, of less than $0.1 million in investment in films and television programs on the consolidated balance sheets. At March 31, 2009, the Company has a stock-based compensation liability accrual in the amount of $0.4 million (March 31, 2008 — nil) included in accounts payable and accrued liabilities on the consolidated balance sheets relating to these SARs.
Other Share-Based Compensation
     During the year ended March 31, 2009, as per the terms of an employment agreement, the Company granted the equivalent of $0.3 million in common shares to a certain officer on a quarterly basis through the term of his employment contract. For the year ended March 31, 2009, the Company issued 24,095 shares, net of shares withheld to satisfy minimum tax withholding obligations. The Company recorded stock-based compensation expense related to this arrangement in the amount of $0.5 million for the year ended March 31, 2009 (March 31, 2008 — nil).
13. Acquisitions and Divestitures
Acquisition of TV Guide Network
     On February 28, 2009, the Company purchased all of the issued and outstanding equity interests of TV Guide Network and TV Guide.com (collectively “TV Guide Network”), a network and online provider of entertainment and television guidance-related programming, as well as localized program listings and descriptions primarily in the U.S. The Company paid approximately $241.6 million for all of the equity interest of TV Guide Network, net of an anticipated working capital adjustment, assumed a capital lease obligation of $12.1 million and incurred approximately $1.6 million indirect transaction costs (paid to lawyers, accountants and other consultants).
     The acquisition was accounted for as a purchase, with the results of operations of TV Guide Network included in the Company’s consolidated results from February 28, 2009. The acquisition goodwill represents the significant opportunity for the Company to expand the existing television channel and online media platforms. Goodwill of $155.1 million represents the excess of purchase price over the preliminary estimate of the fair value of the tangible and intangible assets acquired and liabilities assumed. Although the goodwill will not be amortized for financial reporting purposes, it is anticipated that substantially all of the goodwill will be deductible for federal tax purposes over the statutory period of 15 years. The preliminary allocation of the purchase price to the assets acquired and liabilities assumed based on their estimated fair values was as follows:

Preliminary
Allocation
(Amounts in
thousands)
Accounts receivable, net	$14,505
Property and equipment	26,649
Other assets acquired	1,831
Finite-lived intangible assets:
Customer relationships	64,330
Trademarks/trade names	9,730
Internal Use Software	2,230
Prepaid Patent License Agreements	1,510
Goodwill	155,148
Capital lease obligation	(12,065)
Other liabilities	(20,710)

Total preliminary estimated purchase price including estimated transaction costs	$243,158

     The following unaudited pro forma condensed consolidated statements of operations presented below illustrate the results of operations of the Company as if the acquisition of TV Guide Network as described above occurred at April 1, 2007, based on the preliminary purchase price allocation.

	Year	Year
	Ended	Ended
	March 31,	March 31,
	2009	2008
	(Amounts in thousands, except per share
	amounts)
Revenues	$1,591,312	$1,503,709
Operating loss	$(129,834)	$(48,134)
Net loss	$(162,056)	$(77,189)
Basic Net Loss Per Common Share	$(1.39)	$(0.65)
Diluted Net Loss Per Common Share	$(1.39)	$(0.65)
Weighted average number of common shares outstanding — Basic	116,795	118,427
Weighted average number of common shares outstanding — Diluted	116,795	118,427
Acquisition of Mandate Pictures, LLC
     On September 10, 2007, the Company purchased all of the membership interests in Mandate Pictures, LLC, a Delaware limited liability company (“Mandate Pictures”). Mandate Pictures is a worldwide independent film producer and distributor. The Mandate Pictures acquisition brought to the Company additional experienced management personnel working within the motion picture business segment. In addition, the Mandate Pictures acquisition added an independent film and distribution business to the Company’s motion picture business. The aggregate cost of the acquisition was approximately $128.8 million including liabilities assumed of $70.2 million with amounts paid or to be paid to the selling shareholders of approximately $58.6 million, comprised of $46.8 million in cash and 1,282,999 of the Company’s common shares, 169,879 of which were issued during the quarter ended March 31, 2008, another 169,879 which were issued during the quarter ended September 30, 2008 and the balance of 943,241 which were issued in March 2009. Of the $46.8 million cash portion of the purchase price, $0.9 million represented estimated direct transaction costs (paid to lawyers, accountants and other consultants). In addition, immediately prior to the transaction, the Company loaned Mandate Pictures $2.9 million. The value assigned to the shares for purposes of recording the acquisition was $11.8 million and was based on the average price of the Company’s common shares a few days prior and subsequent to the date of the closing of the acquisition, which is when it was publicly announced.
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
     The Hurdle Amount is the purchase price of approximately $56 million plus an interest cost accruing until such hurdle is reached, and certain other costs the Company agreed to pay in connection with the acquisition. Accordingly, the additional consideration is the total of the above in excess of the Hurdle Amount. As of March 31, 2009, the total earnings and fees from identified projects in process are not projected to reach the Hurdle Amount. However, as additional projects are identified in the future and current projects are released in the market place, the total projected earnings and fees from these projects could increase causing additional payments to the sellers to become payable.
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

Allocation
(Amounts in
thousands)
Cash and cash equivalents	$3,952
Restricted cash	5,157
Accounts receivable, net	17,031
Investment in films and television programs	61,580
Definite life intangible assets	1,400
Other assets acquired	2,626
Goodwill	36,784
Accounts payable and accrued liabilities	(11,039)
Participations and residuals	(3,641)
Film obligations	(50,565)
Deferred revenue	(4,658)

Total	$58,627

     The following unaudited pro forma condensed consolidated statement of operations presented below illustrate the results of operations of the Company as if the acquisition of Mandate as described above occurred at April 1, 2007, based on the preliminary purchase price allocation:

Year
Ended
March 31,
2008
(Amounts in
thousands, except
per share
amounts)
Revenues	$1,382,289
Operating loss	$(63,516)
Net loss	$(77,766)
Basic Net Loss Per Common Share	$(0.65)
Diluted Net Loss Per Common Share	$(0.65)
Weighted average number of common shares outstanding — Basic	119,710
Weighted average number of common shares outstanding — Diluted	119,710
Acquisition of Debmar-Mercury, LLC
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

     Pursuant to the purchase agreement, if the aggregate earnings before interest, taxes, depreciation and amortization, adjusted to add back 20% of the overhead expense (“Adjusted EBITDA”), of Debmar-Mercury for the five-year period ending after the closing date exceeds the target amount, then up to 40% of the excess Adjusted EBITDA over the target amount is payable as additional consideration. The percentage payable of the excess Adjusted EBITDA over the target amount ranges from 20% of such excess up to an excess of $3 million, 25% of such excess over $3 million and less than $6 million, 30% of such excess over $6 million and less than $10 million and 40% of such excess over $10 million. The target amount is $32.2 million plus adjustments for interest on certain funding provided by the Company and adjustments for certain overhead and other items. If the Adjusted EBITDA of Debmar-Mercury is proportionately on track to exceed the target amount after three years from the date of closing, the Company will pay a recoupable advance against the five-year payment. As of March 31, 2009, this recoupable advance is not anticipated to be paid.
     In addition, up to 40% (percentage is determined based on how much the cumulative Adjusted EBITDA exceeds the target amount) of Adjusted EBITDA of Debmar-Mercury generated subsequent to the five-year period from the assets existing as of the fifth anniversary date of the close is also payable as additional consideration on a quarterly basis (the “Continuing Earnout Payment”), unless the substitute earnout option is exercised by either the seller or the Company. The substitute earnout option is only available if the aggregate Adjusted EBITDA for the five year period ending after the closing date exceeds the target amount. Under the substitute earnout option, the seller can elect to receive an amount equal to $2.5 million in lieu of the Continuing Earnout Payments and the Company can elect to pay an amount equal to $15 million in lieu of the Continuing Earnout Payments.
     Amounts paid, if any, under the above additional consideration provisions will be recorded as additional goodwill.
14. Direct Operating Expenses

	Year	Year	Year
	Ended	Ended	Ended
	March 31,	March 31,	March 31,
	2009	2008	2007
	(Amounts in thousands)
Amortization of films and television programs	$458,757	$403,319	$241,640
Participations and residual expense	328,267	257,046	196,716
Other expenses:
Provision (benefit) for doubtful accounts	3,718	872	(1,473)
Foreign exchange losses (gains)	3,074	(313)	(949)

	$793,816	$660,924	$435,934

     Other expenses consist of the provision (benefit) for doubtful accounts and foreign exchange gains and losses as shown in the table above. The benefit for doubtful accounts for the year ended March 31, 2007 is due to a reversal of the provision for doubtful accounts of $1.5 million, primarily due to the collection of accounts receivables that were previously reserved.
15.  Income Taxes
     The Company’s Canadian, UK, U.S., Australian and Hong Kong pretax income (loss) from continuing operations, net of intercompany eliminations, are as follows:

	Year Ended	Year Ended	Year Ended
	March 31,	March 31,	March 31,
	2009	2008	2007
	(Amounts in thousands)
Canada	$(6,011)	$(2,221)	$(1,131)
United Kingdom	(9,747)	(8,720)	(466)
United States	(140,260)	(60,090)	37,721
Australia	(744)	1,094	(965)
Hong Kong	(3,494)	—	—

	$(160,256)	$(69,937)	$35,159

     The Company’s current and deferred income tax provision (benefits) are as follows:

	Year Ended	Year Ended	Year Ended
	March 31,	March 31,	March 31,
	2009	2008	2007
	(Amounts in thousands)
Current	$876	$4,820	$2,547
Deferred	1,848	(789)	5,133

	$2,724	$4,031	$7,680

CANADA
Current	$(590)	$458	$(758)
Deferred	513	(1,367)	—

	(77)	(909)	(758)

UNITED KINGDOM
Current	$—	$(56)	$—
Deferred	—	—	(784)

	—	(56)	(784)

UNITED STATES
Current	$1,569	$4,217	$3,305
Deferred	1,318	597	5,917

	2,887	4,814	9,222

AUSTRALIA
Current	$(103)	$201	$—
Deferred	17	(19)	—

	(86)	182	—

     The differences between income taxes expected at U.S. statutory income tax rates and the income tax provision (benefit) are as set forth below:

	Year Ended	Year Ended	Year Ended
	March 31,	March 31,	March 31,
	2009	2008	2007
	(Amounts in thousands)
Income taxes (tax benefits) computed at Federal statutory rate of 35%	$(56,090)	$(24,658)	$12,306
Federal alternative minimum tax	(88)	—	494
Foreign and provincial operations subject to different income tax rates	1,455	(390)	500
State income tax	1,327	2,642	3,477
Change to the accrual for tax liability	(255)	51	(1,109)
Foreign income tax withholding	1,148	753	507
Deferred tax on goodwill amortization	1,318	534	—
Other	(3,273)	3,116	(1,292)
Increase (decrease) in valuation allowance	57,182	21,983	(7,203)

	$2,724	$4,031	$7,680

     Although the Company is incorporated under Canadian law, the majority of its global operations are currently subject to tax in the U.S. As a result, the Company believes it is more appropriate to use the U.S. Federal statutory rate in its reconciliation of the statutory rate to its reported income tax rate.

     The income tax effects of temporary differences between the book value and tax basis of assets and liabilities are as follows:

	March 31,	March 31,
	2009	2008
	(Amounts in thousands)
CANADA
Assets
Net operating losses	$8,079	$9,894
Property and equipment	774	1,009
Reserves	1,676	1,411
Other	5,340	1,746
Valuation allowance	(15,346)	(12,436)

	523	1,624
Liabilities
Investment in film and television obligations	(202)	(590)
Other	(321)	(471)

Net Canada	—	563

UNITED KINGDOM
Assets
Net operating losses	$5,875	$5,546
Property and equipment	61	58
Interest Payable	469	498
Other	36	31
Valuation Allowance	(5,235)	(4,129)

	1,206	2,004
Liabilities
Investment in film and television obligations	(1,206)	(2,004)

Net United Kingdom	—	—

UNITED STATES
Assets
Net operating losses	$51,153	$28,310
Accounts payable	22,290	7,875
Other assets	64,541	33,559
Reserves	59,668	76,217
Valuation allowance	(151,193)	(90,973)

	46,459	54,988
Liabilities
Investment in film and television obligations	(11,323)	(48,493)
Accounts receivable	(1,193)	(1,887)
Other	(35,796)	(5,143)

Net United States	(1,853)	(535)

AUSTRALIA
Assets
Net operating losses	$223	$—
Property and equipment	1	—
Other	8
Valuation allowance	(232)	—

Liabilities	—	—

Net Australia	—	—

HONG KONG
Assets
Net operating losses	$422	$—
Other	182	—
Valuation allowance	(604)	—

Liabilities	—	—

Net Hong Kong	—	—

TOTAL	$(1,853)	$28

     Due to the uncertainty surrounding the timing of realizing the benefits of its deferred tax assets in future tax returns, the Company has recorded a valuation allowance against its deferred tax assets with the exception of deferred tax liabilities related to tax goodwill and certain foreign deferred tax assets. The total change in the valuation allowance was $68.0 million and $14.2 million for fiscal 2009 and fiscal 2008, respectively.
     The deferred tax liabilities associated with tax goodwill cannot be considered a source of taxable income to support the realization of deferred tax assets, because these deferred tax liabilities will not reverse until some indefinite future period. As such, the Company has recorded a deferred tax liability as of March 31, 2009 and 2008 of $1.8 million and $0.5 million, respectively, arising from the Mandate Pictures and TV Guide Network acquisitions.

     At March 31, 2009, the Company had U.S. net operating loss carryforwards of approximately $133.2 million available to reduce future federal income taxes which expire beginning in 2018 through 2028. At March 31, 2009, the Company had state net operating loss carryforwards of approximately $147.3 million available to reduce future state income taxes which expire in varying amounts beginning 2010. At March 31, 2009, the Company had Canadian loss carryforwards of $18.9 million which will expire beginning in 2010 through 2028, and $20.9 million of UK loss carryforwards available indefinitely to reduce future income taxes and $2.4 million of Hong Kong loss carryforwards available indefinitely to reduce future income taxes.
At March 31, 2009, the Company had U.S. Alternative Minimum Tax (“AMT”) credit carryforwards of approximately $2.0 million available to reduce future federal income tax, which begin to expire in 2011.
     As a result of the adoption of SFAS No. 123(R), the Company recognizes tax benefits associated with the exercise of stock options and vesting of restricted share units directly to stockholders’ equity (deficiency) only when realized. Accordingly, deferred tax assets are not recognized for net operating loss carryforwards resulting from tax benefits occurring from April 1, 2006 onward. A tax benefit occurs when the actual tax benefit realized upon an employee’s disposition of a share-based award exceeds the deferred tax asset, if any, associated with the award. At March 31, 2009, deferred tax assets do not include $27.4 million of loss carryovers from stock-based compensation.
     U.S. income taxes were not provided on undistributed earnings from Australian and UK subsidiaries. Those earnings are considered to be permanently reinvested in accordance with APB Opinion No. 23.
     FASB Issued Interpretation No. 48.  On July 13, 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109, (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN No. 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN No. 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006.
     The Company adopted the provisions of FIN 48 on April 1, 2007. Upon adoption, the Company recognized no adjustment in its balance of unrecognized tax benefits. As of April 1, 2007, the date of adoption, the Company’s unrecognized tax benefits totaled $0.5 million exclusive of associated interest and penalties.
     The following table summarizes the changes to the gross unrecognized tax benefits for the years ended March 31, 2009 and 2008:

(Amounts
in millions)
Gross unrecognized tax benefits at April 1, 2007	$0.5
Increases in tax positions for prior years	—
Decreases in tax positions for prior years	—
Increases in tax positions for current year	—
Settlements	(0.5)
Lapse in statute of limitations	—

Gross unrecognized tax benefits at March 31, 2008	—
Increases in tax positions for prior years	—
Decreases in tax positions for prior years	—
Increases in tax positions for current year	—
Settlements	—
Lapse in statute of limitations	—

Gross unrecognized tax benefits at March 31, 2009	$—

     The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. For the years ended March 31, 2009 and 2008, interest and penalties were not significant. The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. With a few exceptions, the Company is subject to income tax examination by U.S. and state tax authorities for the fiscal years ended March 31, 2004 and forward. However, to the extent allowed by law, the taxing authorities may have the right to examine prior periods where net operating losses (“NOLs”) were generated and carried forward, and make adjustments up to the amount of the NOLs. The Company’s fiscal years ended March 31, 2007 and forward are subject to examination by the UK tax authorities. The Company’s fiscal years ended March 31, 2005 and forward are subject to examination by the Canadian tax authorities. The Company’s fiscal years ended March 31, 2007 and forward are subject to examination by the Australian tax authorities. Currently, audits are occurring in various state and local tax jurisdictions.
     The future utilization of the Company’s NOLs to offset future taxable income may be subject to a substantial annual limitation as a result of ownership changes that may have occurred previously or that could occur in the future.
16.  Government Assistance
     Tax credits earned for film and television production activity for the year ended March 31, 2009 totaled $39.4 million (2008 — $15.0 million; 2007 — $16.4 million) and are recorded as a reduction of the cost of the related film and television program. Accounts receivable at March 31, 2009 includes $37.2 million with respect to tax credits receivable (2008 — $29.9 million).
     The Company is subject to routine inquiries and review by regulatory authorities of its various incentive claims which have been received or are receivable. Adjustments of claims, if any, as a result of such inquiries or reviews, will be recorded at the time of such determination.
17.  Segment Information
     SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, requires the Company to make certain disclosures about each reportable segment. The Company’s reportable segments are determined based on the distinct nature of their operations and each segment is a strategic business unit that offers different products and services and is managed separately. The Company evaluates performance of each segment using segment profit (loss) as defined below. The Company has three reportable business segments: Motion Pictures, Television Production, and Media Networks.
     Motion Pictures consists of the development and production of feature films, acquisition of North American and worldwide distribution rights, North American theatrical, home entertainment and television distribution of feature films produced and acquired, and worldwide licensing of distribution rights to feature films produced and acquired.
     Television Production consists of the development, production and worldwide distribution of television productions including television series, television movies and mini-series and non-fiction programming.
     Media Networks consists of TV Guide Network, one of the 30 most widely distributed general entertainment cable networks in the U.S., including TV Guide Network On Demand and TV Guide Online (www.tvguide.com), an online navigational tool and provider of television listings and video and other entertainment content (acquired in February 2009). The Media Network includes distribution revenue from multi-system cable operators and digital broadcast satellite providers (distributors generally pay a per subscriber fee for the right to distribute programming) and advertising revenue from the sale of advertising on its television channel and related online media platforms.

     Segmented information by business is as follows:

	Year	Year	Year
	Ended	Ended	Ended
	March 31,	March 31,	March 31,
	2009	2008	2007
	(Amounts in thousands)
Segment revenues
Motion Pictures	$1,233,879	$1,150,518	$858,207
Television Production	222,173	210,521	118,533
Media Networks	10,322	—	—

	$1,466,374	$1,361,039	$976,740

Direct operating expenses
Motion Pictures	$613,339	$468,765	$328,117
Television Production	176,763	192,159	107,817
Media Networks	3,714	—	—

	$793,816	$660,924	$435,934

Distribution and marketing
Motion Pictures	$641,571	$619,003	$396,045
Television Production	26,149	16,663	8,365
Media Networks	1,837	—	—

	$669,557	$635,666	$404,410

General and administration
Motion Pictures	$49,643	$42,951	$31,139
Television Production	13,129	6,680	3,682
Media Networks	3,770	—	—

	$66,542	$49,631	$34,821

Segment profit (loss)
Motion Pictures	$(70,674)	$19,799	$102,906
Television Production	6,132	(4,981)	(1,331)
Media Networks	1,001	—	—

	$(63,541)	$14,818	$101,575

Acquisition of investment in films and television programs
Motion Pictures	$366,095	$323,504	$173,700
Television Production	187,913	122,210	123,449
Media Networks	4,269	—	—

	$558,277	$445,714	$297,149

     Purchases of property and equipment amounted to $8.7 million, $3.6 million and $8.3 million for the fiscal year ended March 31, 2009, 2008, and 2007, respectively, all primarily pertaining to the corporate headquarters.
     Segment profit (loss) is defined as segment revenue less segment direct operating, distribution and marketing and general and administration expenses. The reconciliation of total segment profit (loss) to the Company’s income before income taxes is as follows:

	Year	Year	Year
	Ended	Ended	Ended
	March 31,	March 31,	March 31,
	2009	2008	2007
	(Amounts in thousands)
Company’s total segment profit (loss)	$(63,541)	$14,818	$101,575
Less:
Corporate general and administration	(70,021)	(69,449)	(55,961)
Depreciation and amortization	(7,657)	(5,500)	(3,670)
Interest expense	(19,327)	(16,432)	(17,832)
Interest and other income	5,785	11,276	11,930
Gain on sale of equity securities	—	2,909	1,722
Gain on extinguishment of debt	3,549	—	—
Equity interests loss	(9,044)	(7,559)	(2,605)

Income (loss) before income taxes	$(160,256)	$(69,937)	$35,159

     The following table sets forth significant assets as broken down by segment and other unallocated assets as of March 31, 2009 and 2008:

	March 31, 2009				March 31, 2008
	Motion	Television	Media		Motion	Television
	Pictures	Production	Networks	Total	Pictures	Production	Total
	(Amounts in thousands)
Significant assets by segment
Accounts receivable	$148,625	$61,652	$16,733	$227,010	$193,810	$66,474	$260,284
Investment in films and television programs, net	570,985	131,037	745	702,767	540,527	68,415	608,942
Goodwill	210,293	13,961	155,148	379,402	210,570	13,961	224,531

	$929,903	$206,650	$172,626	$1,309,179	$944,907	$148,850	$1,093,757

Other unallocated assets (primarily cash, investments, and finite-lived intangible assets)				358,391			444,001

Total assets				$1,667,570			$1,537,758

     Revenue by geographic location, based on the location of the customers, with no other foreign country individually comprising greater than 10% of total revenue, is as follows:

	Year Ended	Year Ended	Year Ended
	March 31,	March 31,	March 31,
	2009	2008	2007
	(Amounts in thousands)
Canada	$71,925	$61,247	$15,667
United States	1,195,138	1,069,887	844,642
Other foreign	199,311	229,905	116,431

	$1,466,374	$1,361,039	$976,740

     Assets by geographic location are as follows:

	March 31,	March 31,
	2009	2008
	(Amounts in thousands)
Canada	$54,909	$44,943
United States	1,547,685	1,423,328
United Kingdom	60,737	67,651
Australia	3,372	1,836
Hong Kong	867	—

	$1,667,570	$1,537,758

     Total amount of revenue from one customer representing greater than 10% of consolidated revenues for the year ended March 31, 2009 was $255.1 million (2008 — $251.4 million; 2007 — $214.7 million) and was included in the motion pictures reporting segment. Accounts receivable due from this customer was approximately 13% of consolidated gross accounts receivable at March 31, 2009. The total amount of gross accounts receivable due from this customer was approximately $52.4 million at March 31, 2009. Accounts receivable due from one customer was approximately 14% of consolidated gross accounts receivable at March 31, 2008. The total amount of gross accounts receivable due from this customer was approximately $57.3 million at March 31, 2008.

18.  Commitments and Contingencies
     Future commitments under contractual obligations as of March 31, 2009 are as follows:

	Year Ended March 31,
	2010	2011	2012	2013	2014	Thereafter	Total
Future annual repayment of debt and other financing obligations as of March 31, 2009
Bank loans	$—	$—	$—	$—	$255,000	$—	$255,000
Production obligations(1)	96,833	65,157	29,988	—	23,733	—	215,711
Interest payments on subordinated notes and other financing obligations	11,494	11,437	9,173	3,032	2,936	3,821	41,893
Subordinated notes and other financing obligations (2)	826	883	250,363	4,726	1,078	73,840	331,716

	$109,153	$77,477	$289,524	$7,758	$282,747	$77,661	$844,320
Contractual commitments by expected repayment date
Film obligations(1)	$88,814	$—	$—	$—	$—	$—	$88,814
Distribution and marketing commitments (3)	40,989	25,200	—	—	—	—	66,189
Minimum guarantee commitments (4)	77,619	67,233	7,500	1,000	—	—	153,352
Production obligation commitments (4)	21,702	75,695	—	—	—	—	97,397
Operating lease commitments	11,966	11,364	7,564	5,546	5,171	3,642	45,253
Other contractual obligations	19,808	221	185	—	—	—	20,214
Employment and consulting contracts	32,958	18,806	7,529	1,700	1,193	—	62,186

	$293,856	$198,519	$22,778	$8,246	$6,364	$3,642	$533,405

Total future commitments under contractual obligations	$403,009	$275,996	$312,302	$16,004	$289,111	$81,303	$1,377,725

(1)	Film and production obligations include minimum guarantees, theatrical marketing obligations and production obligations as disclosed in Note 9. Repayment dates are based on anticipated delivery or release date of the related film or contractual due dates of the obligation.

(2)	Subordinated notes and other financing obligations reflect the Refinancing Exchange Agreements entered into on April 20, 2009 with certain holders of $66.6 million of our 3.625% Notes. As a result of this transaction our earliest option to redeem these new notes has been changed from March 15, 2012 to March 15, 2015 (see Note 24).

(3)	Distribution and marketing commitments represent contractual commitments for future expenditures associated with distribution and marketing of films which the Company will distribute. The payment dates of these amounts are primarily based on the anticipated release date of the film.

(4)	Minimum guarantee commitments represent contractual commitments related to the purchase of film rights for future delivery. Production obligation commitments represent amounts committed for future film production and development to be funded through production financing and recorded as a production obligation liability. Future payments under these obligations are based on anticipated delivery or release dates of the related film or contractual due dates of the obligation. The amounts include future interest payments associated with the obligations.
     Operating Leases.  The Company has operating leases for offices and equipment. The Company incurred rental expense of $9.6 million during the year ended March 31, 2009 (2008 — $6.2 million; 2007 — $4.7 million). The Company earned sublease income of $0.5 million during the year ended March 31, 2009 (2008 — $0.5 million; 2007 — $0.3 million).
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
     The Company has provided an accrual for estimated losses under the above matters as of March 31, 2009, in accordance with SFAS No. 5, Accounting for Contingencies.
19.  Financial Instruments
   (a)  Credit Risk
     Concentration of credit risk with the Company’s customers is limited due to the Company’s customer base and the diversity of its sales throughout the world. The Company performs ongoing credit evaluations and maintains a provision for potential credit losses. The Company generally does not require collateral for its trade accounts receivable. Accounts receivable include amounts receivable from Canadian governmental agencies in connection with government assistance for productions as well as amounts due from customers. Amounts receivable from governmental agencies amounted to 16.4% of accounts receivable, net at March 31, 2009
(2008 — 11.5%).
   (b)  Forward Contracts
     The Company enters into forward foreign exchange contracts to hedge its foreign currency exposures on future production expenses denominated in Canadian dollars and European Euros. As of March 31, 2009, the Company had outstanding forward foreign exchange contracts to buy Euro$0.5 million in exchange for US$0.6 million over a period of four weeks at a weighted average exchange rate of US$1.28. Changes in the fair value representing a net unrealized fair value gain on foreign exchange contracts that qualified as effective hedge contracts outstanding during the year ended March 31, 2009 amounted to $0.1 million and are included in accumulated other comprehensive income (loss), a separate component of shareholders’ equity (deficiency). During the year ended March 31, 2009, the Company completed foreign exchange contracts denominated in Canadian dollars and European Euros, including a contract that did not qualify as an effective hedge. The net gains resulting from the completed contracts were $0.1 million. These contracts are entered into with a major financial institution as counterparty. The Company is exposed to credit loss in the event of nonperformance by the counterparty, which is limited to the cost of replacing the contracts, at current market rates. The Company does not require collateral or other security to support these contracts.
20.  Supplementary Cash Flow Statement Information
     (a) Interest paid during the fiscal year ended March 31, 2009 amounted to $14.5 million (2008 — $12.1 million; 2007 — $15.0 million).
     (b) Income taxes paid during the fiscal year ended March 31, 2009 amounted to $5.3 million (2008 — $4.8 million; 2007 — $3.5 million).
     (c) During the fiscal year ended March 31, 2008 the Company received $16.7 million from the sale of the Company’s investments in equity securities available-for-sale, that were receivable at March 31, 2007.
21.  Quarterly Financial Data (Unaudited)
     Certain quarterly information is presented below:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Amounts in thousands, except per share amounts)
2009
Revenues	$298,459	$380,718	$324,027	$463,170
Direct operating expenses	$147,684	$199,626	$218,451	$228,055
Net income (loss)	$7,095	$(48,095)	$(93,420)	$(28,560)
Basic income (loss) per share	$0.06	$(0.41)	$(0.81)	$(0.25)
Diluted income (loss) per share	$0.06	$(0.41)	$(0.81)	$(0.25)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Amounts in thousands, except per share amounts)
2008
Revenues	$198,742	$351,744	$299,008	$511,545
Direct operating expenses	$86,896	$184,172	$139,678	$250,178
Net income (loss)	$(53,118)	$(58,003)	$7,314	$29,839
Basic income (loss) per share	$(0.45)	$(0.49)	$0.06	$0.25
Diluted income (loss) per share	$(0.45)	$(0.49)	$0.06	$0.22

22.  Consolidating Financial Information
     In October 2004, the Company sold $150.0 million of the 2.9375% Notes through LGEI. The 2.9375% Notes, by their terms, are fully and unconditionally guaranteed by the Company.
     In February 2005, the Company sold $175.0 million of the 3.625% Notes through LGEI. The 3.625% Notes, by their terms, are fully and unconditionally guaranteed by the Company.
     The following tables present condensed consolidating financial information as of March 31, 2009 and 2008 and for the years ended March 31, 2009, 2008 and 2007 for (1) the Company, on a stand-alone basis, (2) LGEI, on a stand-alone basis, (3) the non-guarantor subsidiaries of the Company (including the subsidiaries of LGEI), on a combined basis (collectively, the “Other Subsidiaries”) and (4) the Company, on a consolidated basis.

	As of March 31, 2009
	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated
	(Amounts in thousands)
BALANCE SHEET
Assets
Cash and cash equivalents	$13,253	$88,962	$36,260	$—	$138,475
Restricted cash	—	10,056	—	—	10,056
Restricted investments	—	6,987	—	—	6,987
Accounts receivable, net	113	3,737	223,160	—	227,010
Investment in films and television programs, net	2	6,761	695,653	351	702,767
Property and equipment, net	—	15,014	27,401	—	42,415
Finite-lived intangible assets, net	—	—	78,904	—	78,904
Goodwill	10,173	—	369,229	—	379,402
Other assets	1,608	413,804	1,812	(335,670)	81,554
Investment in subsidiaries	105,374	753,565	—	(858,939)	—

	$130,523	$1,298,886	$1,432,419	$(1,194,258)	$1,667,570

Liabilities and Shareholders’ Equity (Deficiency)
Bank loans	$—	$255,000	$—	$—	$255,000
Accounts payable and accrued liabilities	821	12,289	257,451	—	270,561
Participations and residuals	152	472	371,251	(18)	371,857
Film and production obligations	63	—	304,462	—	304,525
Subordinated notes and other financing obligations	—	316,000	15,716	—	331,716
Deferred revenue	—	385	141,708	—	142,093
Intercompany payables (receivables)	(182,316)	672,480	(73,947)	(416,217)	—
Intercompany equity	319,985	93,217	574,579	(987,781)	—
Shareholders’ equity (deficiency)	(8,182)	(50,957)	(158,801)	209,758	(8,182)

	$130,523	$1,298,886	$1,432,419	$(1,194,258)	$1,667,570

	Year Ended March 31, 2009
	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated
	(Amounts in thousands)
STATEMENT OF OPERATIONS
Revenues	$560	$24,810	$1,475,631	$(34,627)	$1,466,374
EXPENSES:
Direct operating	712	—	796,770	(3,666)	793,816
Distribution and marketing	8	2,374	667,229	(54)	669,557
General and administration	1,584	67,734	67,243	2	136,563
Depreciation and amortization	—	3,889	3,768	—	7,657

Total expenses	2,304	73,997	1,535,010	(3,718)	1,607,593

OPERATING LOSS	(1,744)	(49,187)	(59,379)	(30,909)	(141,219)

Other expenses (income):
Interest expense	14	17,759	1,554	—	19,327
Interest and other income	(229)	(4,022)	(1,534)	—	(5,785)
Gain on extinguishment of debt	—	(3,549)	—	—	(3,549)

Total other expenses (income)	(215)	10,188	20	—	9,993

INCOME (LOSS) BEFORE EQUITY INTERESTS AND INCOME TAXES	(1,529)	(59,375)	(59,399)	(30,909)	(151,212)
Equity interests income (loss)	(161,445)	(87,022)	(6,150)	245,573	(9,044)

INCOME (LOSS) BEFORE INCOME TAXES	(162,974)	(146,397)	(65,549)	214,664	(160,256)
Income tax provision (benefit)	6	1,374	1,344	—	2,724

NET INCOME (LOSS)	$(162,980)	$(147,771)	$(66,893)	$214,664	$(162,980)

	Year Ended March 31, 2009
	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated
	(Amounts in thousands)
STATEMENT OF CASH FLOWS NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	$56,435	$(256,846)	$98,505	$—	$(101,906)

INVESTING ACTIVITIES:
Purchases of investments — auction rate securities	—	(13,989)	—	—	(13,989)
Proceeds from the sale of investments — auction rate securities	—	14,000	—	—	14,000
Acquisition of TV Guide Network, net of unrestricted cash acquired	—	(243,158)	—	—	(243,158)
Investment in equity method investees	—	—	(18,031)	—	(18,031)
Increase in loan receivables	—	(3,767)	(25,000)		(28,767)
Purchases of property and equipment	—	(7,549)	(1,125)	—	(8,674)

NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	—	(254,463)	(44,156)	—	(298,619)

FINANCING ACTIVITIES:
Exercise of stock options	2,894	—	—	—	2,894
Tax withholding requirements on equity awards	(3,734)	—	—	—	(3,734)
Repurchase and cancellation of common shares	(44,968)	—	—	—	(44,968)
Borrowings under bank loan	—	255,000	—	—	255,000
Increase in production obligations	—	—	189,858		189,858
Repayment of production obligations	—	—	(222,034)		(222,034)
Repayment of subordinated notes and other financing obligations		(5,310)	(67)		(5,377)

NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	(45,808)	249,690	(32,243)	—	171,639

NET CHANGE IN CASH AND CASH EQUIVALENTS	10,627	(261,619)	22,106	—	(228,886)

FOREIGN EXCHANGE EFFECTS ON CASH	(1,848)	—	(2,380)	—	(4,228)
CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	4,474	350,581	16,534	—	371,589

CASH AND CASH EQUIVALENTS — END OF PERIOD	$13,253	$88,962	$36,260	$—	$138,475

	As of March 31, 2008
	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated
	(Amounts in thousands)
BALANCE SHEET
Assets
Cash and cash equivalents	$4,474	$350,581	$16,534	$—	$371,589
Restricted cash	—	10,300	—	—	10,300
Restricted investments	—	6,927	—	—	6,927
Accounts receivable, net	344	—	260,635	(695)	260,284
Investment in films and television programs, net	871	6,683	601,246	142	608,942
Property and equipment, net	—	12,428	1,185	—	13,613
Finite-lived intangible assets	—	—	2,317	—	2,317
Goodwill	10,173	—	214,358	—	224,531
Other assets	1,983	268,070	1,900	(232,698)	39,255
Investment in subsidiaries	264,329	594,542	—	(858,871)	—

	$282,174	$1,249,531	$1,098,175	$(1,092,122)	$1,537,758

Liabilities and Shareholders’ Equity (Deficiency)
Accounts payable and accrued liabilities	$540	$31,913	$212,980	$(3)	$245,430
Participations and residuals	187	1,567	384,228	(136)	385,846
Film and production obligations	78	—	277,938	—	278,016
Subordinated notes and other financing obligations	—	325,000	3,718	—	328,718
Deferred revenue	—	1,026	110,484	—	111,510
Intercompany payables (receivables)	(226,854)	852,748	(218,788)	(407,106)	—
Intercompany equity	319,985	93,217	329,597	(742,799)	—
Shareholders’ equity (deficiency)	188,238	(55,940)	(1,982)	57,922	188,238

	$282,174	$1,249,531	$1,098,175	$(1,092,122)	$1,537,758

	Year Ended March 31, 2008
	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated
	(Amounts in thousands)
STATEMENT OF OPERATIONS
Revenues	$397	$14,312	$1,363,872	$(17,542)	$1,361,039
EXPENSES:
Direct operating	254	—	662,507	(1,837)	660,924
Distribution and marketing	—	1,969	634,011	(314)	635,666
General and administration	1,182	68,407	49,491	—	119,080
Depreciation and amortization	—	2	5,498	—	5,500

Total expenses	1,436	70,378	1,351,507	(2,151)	1,421,170

OPERATING INCOME (LOSS)	(1,039)	(56,066)	12,365	(15,391)	(60,131)

Other expenses (income):
Interest expense	—	15,768	664	—	16,432
Interest and other income	(275)	(10,684)	(317)	—	(11,276)
Gain on sale of equity securities	—	—	(2,909)	—	(2,909)

Total other expenses (income)	(275)	5,084	(2,562)	—	2,247

INCOME (LOSS) BEFORE EQUITY INTERESTS AND INCOME TAXES	(764)	(61,150)	14,927	(15,391)	(62,378)
Equity interests income (loss)	(73,853)	(10,385)	(5,896)	82,575	(7,559)

INCOME (LOSS) BEFORE INCOME TAXES	(74,617)	(71,535)	9,031	67,184	(69,937)
Income tax provision (benefit)	(649)	422	4,258	—	4,031

NET INCOME (LOSS)	$(73,968)	$(71,957)	$4,773	$67,184	$(73,968)

	Year Ended March 31, 2008
	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated
	(Amounts in thousands)
STATEMENT OF CASH FLOWS NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	$29,821	$124,361	$(66,878)	$1,846	$89,150

INVESTING ACTIVITIES:
Purchases of investments — auction rate securities	—	(229,262)	—	—	(229,262)
Proceeds from the sale of investments — auction rate securities	—	466,641	—	—	466,641
Purchases of investments — equity securities	—	—	(4,836)	—	(4,836)
Proceeds from the sale of investments — equity securities	—	16,343	7,812	—	24,155
Acquisition of Mandate, net of unrestricted cash acquired	—	(45,157)	3,952	—	(41,205)
Acquisition of Maple, net of unrestricted cash acquired	—	—	1,753	—	1,753
Investment in equity method investees	—	(3,099)	(3,361)	—	(6,460)
Increase in loan receivables	—	(5,895)	—	—	(5,895)
Purchases of property and equipment	—	(1,200)	(2,408)	—	(3,608)

NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	—	198,371	2,912	—	201,283

FINANCING ACTIVITIES:
Exercise of stock options	1,251	—	—	—	1,251
Tax withholding requirements on equity awards	(5,319)	—	—	—	(5,319)
Repurchases of common shares	(22,260)	—	—	—	(22,260)
Borrowings under financing arrangements	—	—	3,718	—	3,718
Increase in production obligations	—	—	162,400	—	162,400
Repayment of production obligations	—	—	(111,357)	—	(111,357)

NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	(26,328)	—	54,761	—	28,433

NET CHANGE IN CASH AND CASH EQUIVALENTS	3,493	322,732	(9,205)	1,846	318,866

FOREIGN EXCHANGE EFFECTS ON CASH	(927)	(498)	4,497	(1,846)	1,226
CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	1,908	28,347	21,242	—	51,497

CASH AND CASH EQUIVALENTS — END OF PERIOD	$4,474	$350,581	$16,534	$—	$371,589

	Year Ended March 31, 2007
	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated
	(Amounts in thousands)
STATEMENT OF OPERATIONS
Revenues	$—	$13,717	$971,583	$(8,560)	$976,740
EXPENSES:
Direct operating	—	1,389	434,545	—	435,934
Distribution and marketing	84	769	403,557	—	404,410
General and administration	1,221	55,511	34,050	—	90,782
Depreciation and amortization	—	25	3,645	—	3,670

Total expenses	1,305	57,694	875,797	—	934,796

OPERATING INCOME (LOSS)	(1,305)	(43,977)	95,786	(8,560)	41,944

Other expenses (income):
Interest expense	118	17,608	106	—	17,832
Interest and other income	(174)	(12,020)	264	—	(11,930)
Gain on sale of equity securities	—	(1,722)	—	—	(1,722)

Total other expenses (income)	(56)	3,866	370	—	4,180

INCOME (LOSS) BEFORE EQUITY INTERESTS AND INCOME TAXES	(1,249)	(47,843)	95,416	(8,560)	37,764
Equity interests income (loss)	28,778	83,470	(2,604)	(112,249)	(2,605)

INCOME (LOSS) BEFORE INCOME TAXES	27,529	35,627	92,812	(120,809)	35,159
Income tax provision (benefit)	50	604	7,026	—	7,680

NET INCOME (LOSS)	$27,479	$35,023	$85,786	$(120,809)	$27,479

	Year Ended March 31, 2007
	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated
	(Amounts in thousands)
STATEMENT OF CASH FLOWS NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(8,739)	$129,702	$(62,383)	$1,147	$59,727

INVESTING ACTIVITIES:
Purchases of investments — auction rate securities	—	(865,750)	—	—	(865,750)
Proceeds from the sale of investments — auction rate securities	—	795,448	—	—	795,448
Purchases of investments — equity securities	—	—	(122)	—	(122)
Proceeds from the sale of investments — equity securities	—	390	—	—	390
Acquisition of Redbus, net of unrestricted cash acquired	—	(45)	—	45	—
Acquisition of Debmar, net of unrestricted cash acquired	—	(24,722)	603	—	(24,119)
Investment in equity method investees	—	(5,116)	—	—	(5,116)
Purchases of property and equipment	—	(3,175)	(5,173)	—	(8,348)

NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	—	(102,970)	(4,692)	45	(107,617)

FINANCING ACTIVITIES:
Exercise of stock options	4,222	—	—	55	4,277
Increase in production obligations	—	—	97,083	—	97,083
Repayment of production obligations	—	—	(48,993)	—	(48,993)

NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	4,222	—	48,090	55	52,367

NET CHANGE IN CASH AND CASH EQUIVALENTS	(4,517)	26,732	(18,985)	1,247	4,477

FOREIGN EXCHANGE EFFECT ON CASH	(116)	1,615	(210)	(1,247)	42
CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	6,541	—	40,437	—	46,978

CASH AND CASH EQUIVALENTS — END OF PERIOD	$1,908	$28,347	$21,242	$—	$51,497

23. Related Party Transactions
Ignite, LLC Transactions
     In February 2001, the Company entered into an agreement with Ignite, LLC (“Ignite”), a company, in which Michael Burns, the Company’s Vice Chairman and a director, owns approximately a 31% interest, and Hardwick Simmons, a director of the Company, owns approximately a 12% interest. The agreement terminated pursuant to its terms in February 2003 and was not renewed. The agreement provided that Ignite will be paid a producer fee and a percentage of adjusted gross receipts for projects which commenced production during the term of the agreement and which were developed through a development fund financed by Ignite. During the year ended March 31, 2009, less than $0.1 million was paid to Ignite under this agreement (2008 — less than $0.1 million, 2007 — $0.1 million).
     The Company entered into an agreement with Ignite effective as of March 31, 2006. Under the agreement, in consideration for Ignite disclaiming all of its rights and interests in and to the motion picture Employee of the Month, Ignite was entitled to box office bonuses if certain thresholds were met. During the year ended March 31, 2009, the Company did not make any payments to Ignite under this agreement (2008 — nil, 2007 — $0.3 million).
     In January 2008, the Company entered into a distribution agreement with Ignite in which the Company’s international division would represent, on a sales agency basis, a library of restored feature films, known as the Ignite Library, in Asia and the Far East, Eastern Europe and the Middle East. During the year ended March 31, 2009, the Company did not make any payments to Ignite under this agreement (2008 — nil).
     In May 2008, LGF entered into a sales agreement with Ignite for international distribution rights to the film Shrink. Among other things, the agreement provides that if LGF has not received a certain percentage of gross receipts in respect of its distribution fee after one year, then Ignite shall pay LGF the difference between the amount of the distribution fee actually received by LGF and the percentage received of gross receipts. No amount was paid to Ignite under this agreement during the year ended March 31, 2009 (2008 — nil).

Sobini Films
     In November 2002, the Company entered into a distribution agreement with Sobini Films (“Sobini Films”), a company owned by Mark Amin, a director of the Company, for international distribution rights to the film The Prince and Me. During the year ended March 31, 2009, the Company paid $0.1 million to Sobini Films in connection with profit participation under this agreement (2008 — nil, 2007 — $0.1 million).
     In March 2006, the Company entered into three distribution agreements with Sobini Films, under which the Company acquired certain distribution rights to the films The Prince and Me II, Streets of Legend and Peaceful Warrior. Scott Paterson, a director of the Company, is also an investor in Peaceful Warrior. The Company was required to pay a home video advance in the amount equal to 50% of Sobini Films’ projected share of adjusted gross receipts from the Company’s initial home video release of Streets of Legend. During the year ended March 31, 2009, the Company paid $0.5 million to Sobini Films under these three distribution agreements (2008 — $0.1 million, 2007 — $0.7 million).
     In April 2006, the Company entered into a development agreement with Sobini Films related to the film Sanctuary. The agreement provides that the parties are to evenly split development costs, up to a cap of $75,000 for the Company. Any amount above the Company’s cap will be paid by Sobini Films. Each of the Company and Sobini Films has the right (but not the obligation) to move forward with the project. If one chooses to move forward and the other does not, the latter shall be entitled to reimbursement of all monies contributed to the project. During the year ended March 31, 2009, the Company did not make any payments to Sobini Films under the development agreement (2008 — nil, 2007 — $0.1 million).
     In March 2007, the Company and Sobini Films entered into a termination agreement with respect to the film Peaceful Warrior. Under the termination agreement, Sobini Films agreed to pay the Company a one-time, non-recoupable payment in the amount of $386,000, with such payment to be deferred (subject to a personal guarantee letter from the director that owns Sobini Films and payment of any interest incurred by the Company). In exchange, Sobini Films is entitled to most future rights with respect to the film. During the year ended March 31, 2009, Sobini Films did not make any payments to the Company under the termination agreement (2008 — nil, 2007 — nil).
     In August 2006, the Company entered into a Right of First Refusal Agreement (the “ROFR Agreement”) with Sobini Films and Mr. Amin, granting the Company first look rights with respect to motion pictures produced by Sobini Films or the director. Under the ROFR Agreement, the Company had a first look with respect to worldwide distribution rights in any motion picture produced by Sobini Films or Mr. Amin (other than as a producer for hire) alone or in conjunction with others to the extent that Sobini Films or Mr. Amin controlled the licensing of such distribution rights during the term of the ROFR Agreement. The ROFR Agreement was subject to an indefinite, rolling 12-month term until terminated. During the term of the ROFR Agreement, the Company paid to Sobini Films the amount of $250,000 per year. The Company was entitled to recoup the payment in the form of a production fee payable out of the budget of two “Qualifying Pictures” (as defined in the ROFR Agreement) annually that the Company choose to distribute under the Agreement. During the year ended March 31, 2009, the Company paid $0.2 million to Sobini Films under the ROFR Agreement (2008 — $0.3 million, 2007 — $0.2 million).
     On December 20, 2007, the Company entered into an amendment to the ROFR Agreement (the “Amendment”). Under the terms of the Amendment, until December 31, 2008, Sobini Films would pay the Company a five (5%) percent fee on all of Sobini Films’ international sales of motion pictures for annual sales of up to $10 million a mutually negotiated fee of less then five percent if annual international sales of motion pictures exceed $10 million for less than or equal to five motion pictures, and a mutually negotiated fee of greater than five percent if annual international sales of motion pictures exceed $10 million for greater than five motion pictures. The Company would be responsible for all servicing/delivery and contract execution/collection issues, while Sobini Films would be responsible for all sales and negotiation of deal terms for all Sobini Films’ motion pictures, and will assist the Company in any collection problems. On December 31, 2008, the ROFR Agreement terminated by its terms. During the year ended March 31, 2009, the Company was not paid any amounts under the Amendment (2008 — nil).
     In November 2008, LGF entered into an agreement with Sobini Films pursuant to which LGF may acquire North American distribution rights to the motion picture Burning Bright. Under the agreement, if LGF and Sobini Films agree to certain terms of distribution, LGF acquires such rights pursuant to such negotiated terms. If LGF and Sobini Films do not agree to the terms of distribution, Sobini Films may enter into a distribution arrangement with a third party. In the event Sobini Films agrees with such third party to distribute the picture, LGF shall be entitled to receive, among other things, a fee of $350,000 and 5% of all revenues received by Sobini Films. If no third party distribution arrangement is made, however, the distribution rights to the picture revert back to LGF pursuant to which, among other things, Sobini Films will receive $350,000 and LGF will be entitled to a 15% distribution fee.
Cerulean, LLC Transactions
     In December 2003 and April 2005, the Company entered into distribution agreements with Cerulean, LLC (“Cerulean”), a company in which Jon Feltheimer, the Company’s Chief Executive Officer and Co-Chairman of the Company’s Board of Directors, and Michael Burns, the Company’s Vice Chairman and a director, each hold a 28% interest. Under the agreements, the Company obtained rights to distribute certain titles in home video and television media and Cerulean is entitled to receive royalties. During the year ended March 31, 2009, the Company paid only a nominal amount to Cerulean under these agreements (2008 — nominal, 2007 — nominal).
Icon International Transactions
     In March 2006, the Company entered into purchase and vendor subscription agreements with Icon International, Inc. (“Icon”), a company which directly reports to Omnicom Group, Inc. Daryl Simm, a director of the Company, is the Chairman and Chief Executive Officer of Omnicom Media Group, a division of Omnicom Group, Inc. Under the purchase agreement, the Company agreed to transfer title to certain excess CDs in inventory to Icon for liquidation purposes. In return, Icon agreed to pay the Company approximately $0.7 million. The Company received the $0.7 million payment in March 2006. Under the vendor subscription agreement, the Company agreed to purchase approximately $4.1 million in media advertising through Icon. During the year ended March 31, 2009, the Company did not make any payments to Icon under the vendor subscription agreement (2008 — nil, 2007 — $5.0 million).
     In January 2007, the Company and Icon entered into a vendor subscription agreement (the “Vendor Agreement”) with a term of five years. Under the Vendor Agreement, the Company agreed to purchase media advertising through Icon and Icon agreed to reimburse the Company for certain operating expenses as follows: (1) $763,958 during the first year of the term; (2) $786,013 during the second year of the term; (3) $808,813 during the third year of the term; (4) $832,383 during the fourth year of the term; and (5) $856,750 during the fifth year of the term (collectively, the “Minimum Annual Payment Amounts”) or at the Company’s option, the Company could elect that Icon reimburse the Company for certain operating expenses in the following amounts: (a) $1,145,936 during the first year of the term; (b) $1,179,019 during the second year of the term; (c) $1,213,219 during the third year of the term; (d) $1,248,575 during the fourth year of the term; and (e) $1,285,126 during the fifth year of the term (collectively, the “Supplemental Annual Payment Amounts”). The Company elected to be reimbursed for the Supplemental Annual Payment Amount for the first year of the term. In exchange, the Company agreed to purchase media advertising through Icon of approximately $5.6 million per year (if the Company elects to be reimbursed for the Minimum Annual Payment Amount) or approximately $8.4 million per year (if the Company elects to be reimbursed for the Supplemental Annual Payment Amount) for the five-year term. The actual amount of media advertising to be purchased is determined using a formula based upon values assigned to various types of advertising, as set forth in the Vendor Agreement. For accounting purposes, the operating expenses incurred by the Company will continue to be expensed in full and the reimbursements from Icon of such expenses will be treated as a discount on media advertising and will be reflected as a reduction of advertising expense as the media advertising costs are incurred by the Company. The Vendor Agreement may be terminated by the Company effective as of any Vendor Agreement year end with six months notice. During the year ended March 31, 2009, Icon paid $1.2 million to the Company under the Vendor Agreement (2008 — $1.4 million, 2007 — nil). During the year ended March 31, 2009, the Company incurred $10.9 million in media advertising expenses with Icon under the Vendor Agreement (2008 — $8.8 million, 2007 — nil).
Other Transactions
     The Company recognized $2.7 million in revenue pursuant to the library and output agreement with Maple Pictures during the period from April 1, 2007 to July 17, 2007, the period in which Maple Pictures was an equity method investment (2007 — $12.9 million) (see Note 7).
     During the year ended March 31, 2009, the Company recognized $2.9 million in revenue pursuant to the five-year license agreement with Horror Entertainment, LLC (2008 — $1.8 million, 2007 — $0.7 million).
     During the year ended March 31, 2009, the Company recognized $4.7 million in distribution and marketing expenses paid to Roadside Attractions, LLC in connection with the release of certain theatrical titles (2008 — $3.9 million, 2007 — nil). During the year ended March 31, 2009, the Company made $0.3 million in participation payments to Roadside Attractions, LLC in connection with the distribution of certain theatrical titles (2008 — nil, 2007 — nil).

     During the year ended March 31, 2009, the Company recognized $0.6 million in interest income associated with a $6.8 million note receivable from Break.com, see Note 7 (2008 — $0.2 million, 2007 — nil).
24. Subsequent Events (Unaudited)
     Refinancing Exchange
     On April 20, 2009, the Company entered into Refinancing Exchange Agreements with certain existing holders of the 3.625% Notes due 2025. Pursuant to the terms of the Refinancing Exchange Agreements, holders of the 3.625% Notes exchanged approximately $66.6 million aggregate principal amount of the 3.625% Notes for new 3.625% convertible senior subordinated secured notes due 2025 (“New 3.625% Notes”) that will be issued by the Company in the same aggregate principal amount under a new indenture entered into by the LGEI, the Company, as guarantor, and an indenture trustee thereunder.
          The Company will pay interest on the New 3.625% Notes on March 15 and September 15 of each year, beginning on September 15, 2009. The New 3.625% Notes will mature on March 15, 2025.
     The New 3.625% Notes may be converted into common shares of the Company at any time before maturity, redemption or repurchase. In addition, under certain circumstances upon a “change in control”, the holders of the New 3.625% Notes will be entitled to receive a make whole premium. The initial conversion rate of the New 3.625% Notes is 121.2121 common shares per $1,000 principal amount of notes (equivalent to a conversion price of approximately $8.25 per common share) subject to adjustment in certain circumstances.
          On or after March 15, 2015, the Company may redeem the New 3.625% Notes, in whole or in part, at a price equal to 100% of the principal amount of the New 3.625% Notes to be redeemed, plus accrued and unpaid interest and additional interest, if any, to, but excluding, the date of redemption. The Company may be required to repurchase the New 3.625% Notes on March 15, 2015, 2018 and 2023 or upon a “designated event”, at a price equal to 100% of the principal amount of the New 3.625% Notes to be repurchased plus accrued and unpaid interest and additional interest, if any, to, but excluding, the date of repurchase. Such dates are in each case as of a date three years later than the corresponding dates in the 3.625% Notes.
          The Company will fully and unconditionally guarantee the payment of principal and interest on the New 3.625% Notes and amounts payable upon repurchase on an unsecured senior subordinated basis. The New 3.625% Notes and related guarantee will be subordinated in right of payment to the prior payment in full of the Company’s senior debt.
   Sale of TV Guide Network Interest
   On May 28, 2009, the Company entered into a Purchase Agreement (the “Purchase Agreement”) with One Equity Partners (“OEP”), the global private equity investment arm of JPMorgan Chase, pursuant to which OEP purchased 49% of the Company’s interest in TV Guide Network and TV Guide.com (collectively “TV Guide Network”) for approximately $123 million in cash. In addition, OEP reserved the option of buying another 1% of TV Guide Network under certain circumstances. The arrangement contains joint control rights, as evidenced in an Operating Agreement as well as certain transfer restrictions and exit rights. The Company acquired TV Guide Network and TVGuide.com in February 2009 for approximately $241.6 million, net of an anticipated working capital adjustment.
   In exchange for the cash consideration OEP will receive mandatorily redeemable preferred stock units and common stock units. The mandatorily redeemable preferred stock carries a dividend rate of 10% and is redeemable ten years from the closing at the stated value plus the dividend return and any additional capital contributions less previous distributions. For purposes of the pro forma financial information presented below, the consideration has been allocated to the mandatorily redeemable preferred stock units and no value has been assigned to the common units.

     The following unaudited pro forma condensed consolidated statement of operations presented below illustrate the results of operations of the Company as if the acquisition of TV Guide Network on February 28, 2009 had occurred at April 1, 2008 as described and presented in Note 13 and also presents the pro forma adjustments and results of operations as if the sale of the Company’s interest in TV Guide Network as described above occurred at April 1, 2008:

	Year ended March 31, 2009
	Pro Forma
	Reflecting the			Pro Forma
	February 28, 2009			Reflecting the
	Acquisition of	Pro Forma		May 28, 2009
	TV Guide Network	Adjustments		Disposition of 49%
	(See Note 13)	for Disposition		of TV Guide Network
	(Amounts in thousands, except per share amounts)
Revenues	$1,591,312	$—		$1,591,312
Expenses:
Direct operating	829,165			829,165
Distribution and marketing	684,250			684,250
General and administration	183,045			183,045
Depreciation and amortization	24,686			24,686

Total expenses	1,721,146	—		1,721,146

Operating loss	(129,834)	—		(129,834)

Other expenses (income):
Interest expense	35,648	4,395	(a)	40,043
Interest and other income	(5,785)			(5,785)
Gain on sale of equity securities	—			—
Gain on extinguishment of debt	(3,549)			(3,549)

Total other expenses, net	26,314	4,395		30,709

Loss before equity interests and income taxes	(156,148)	(4,395)		(160,543)
Equity interests loss	(9,044)	—		(9,044)
Minority interests	—	2,952	(b)	2,952

Loss before income taxes	(165,192)	(1,444)		(166,636)
Income tax benefit	(3,136)	(61	) (c)	(3,197)

Net loss	$(162,056)	$(1,383)		$(163,439)

Basic Net Income (Loss) Per Common Share	$(1.39)	$—		$(1.40)

Diluted Net Income (Loss) Per Common Share	$(1.39)	$—		$(1.40)

Weighted average number of common shares outstanding:
Basic	116,795	—		116,795
Diluted	116,795	—		116,795
Pro forma adjustments to the condensed combined Statements of Operation for the year ended March 31, 2009

(a)	To reflect interest expense as a result of issuing $123 million of mandatorily redeemable preferred shares issued to OEP	$12,300
	To reduce pro forma interest expense resulting from the acquisition of TV Guide Network to reflect the receipt of $123 million	(7,905)

		$4,395

(b)	To reflect a 49% minority interest of TV Guide Network’s net loss for the year ended March 31, 2009.	$(6,024)
		49%

		$(2,952)

(c)	To remove 49% (minority interest portion) of the pro forma tax benefit reflecting the acquisition of TV Guide Network	$(61)

     The following unaudited pro forma condensed consolidated balance sheet presented below illustrates the combined balance sheet of the Company as if the sale of the Company’s interest in TV Guide Network as described above occurred at March 31, 2009:

				Pro Forma
		Pro Forma		Reflecting the
		Adjustments		May 28, 2009
	March 31,	for Disposition		Disposition of 49%
	2009	(Notes 1 & 2)		of TV Guide Network
	(Amounts in thousands,
	except share amounts)
ASSETS
Cash and cash equivalents	$138,475	$123,000	(d)	$261,475
Restricted cash	10,056			10,056
Restricted investments	6,987			6,987
Accounts receivable, net of reserve for returns and allowances of $98,947 (March 31, 2008 — $95,515) and provision for doubtful accounts of $9,847 (March 31, 2008 — $5,978)	227,010			227,010
Investment in films and television programs, net	702,767			702,767
Property and equipment, net	42,415			42,415
Finite-lived intangible assets, net	78,904			78,904
Goodwill	379,402			379,402
Other assets	81,554			81,554

Total Assets	$1,667,570	$123,000		$1,790,570

LIABILITIES

Bank loans	$255,000	$—		$255,000
Accounts payable and accrued liabilities	270,561			270,561
Participations and residuals	371,857			371,857
Film and production obligations	304,525			304,525
Subordinated notes and other financing obligations	331,716			331,716
Deferred revenue	142,093			142,093
Manditorily redeemable preferred stock	—	123,000	(e)	123,000

Total Liabilities	1,675,752	123,000		1,798,752

Commitments and contingencies

SHAREHOLDERS’ EQUITY (DEFICIENCY)
Common shares, no par value, 500,000,000 shares authorized, 116,950,512 and 121,081,311 shares issued at March 31, 2009 and March 31, 2008, respectively	390,295			390,295
Series B preferred shares (nil and 10 shares issued and outstanding at March 31, 2009 and March 31, 2008, respectively)	—			—
Accumulated deficit	(386,599)			(386,599)
Accumulated other comprehensive income (loss)	(11,878)			(11,878)

Total Shareholders’ Equity (Deficiency)	(8,182)	—		(8,182)

	$1,667,570	$123,000		$1,790,570

	Pro forma adjustments to the condensed combined Balance Sheet as of March 31, 2009:
(d)	To reflect receipt of $123 million for manditorily redeemable preferred shares of TV Guide Network from OEP	$123,000

(e)	To reflect issuance of $123 million of mandatorily redeemable preferred shares of TV Guide Network to OEP	$(123,000)