Form 10-Q
period 2009-06-30
LIONS GATE ENTERTAINMENT CORP /CN/
filed 2009-08-10
CIK 929351

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at August 1, 2009

Common Shares, no par value per share	117,189,435 shares

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

Actual results in the future could differ materially and adversely from those described in the forward-looking statements as a result of various important factors, including the substantial investment of capital required to produce and market films and television series, increased costs for producing and marketing feature films, budget overruns, limitations imposed by our credit facilities, unpredictability of the commercial success of our motion pictures and television programming, the cost of defending our intellectual property, difficulties in integrating acquired businesses, technological changes and other trends affecting the entertainment industry, and the risk factors found herein and under the heading “Risk Factors” in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on June 1, 2009, which risk factors are incorporated herein by reference.

Unless otherwise indicated, all references to the “Company,” “Lionsgate,” “we,” “us,” and “our” include reference to our subsidiaries as well.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

LIONS GATE ENTERTAINMENT CORP.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2009	2009
	(Amounts in thousands, except share amounts)

ASSETS
Cash and cash equivalents	$114,669	$138,475
Restricted cash	9,895	10,056
Restricted investments	6,987	6,987
Accounts receivable, net of reserve for returns and allowances of $98,641 (March 31, 2009 — $98,947) and provision for doubtful accounts of $10,132 (March 31, 2009 — $9,847)	201,078	227,010
Investment in films and television programs, net	764,856	702,767
Property and equipment, net	40,960	42,415
Finite-lived intangible assets, net	77,981	78,904
Goodwill	379,457	379,402
Other assets	85,937	81,234

Total assets	$1,681,820	$1,667,250

LIABILITIES
Bank loans	$255,000	$255,000
Accounts payable and accrued liabilities	173,125	270,561
Participations and residuals	337,259	371,857
Film and production obligations	301,107	304,525
Subordinated notes and other financing obligations	262,237	281,521
Mandatorily redeemable preferred stock units held by noncontrolling interest	85,508	—
Deferred revenue	129,922	142,093

Total liabilities	1,544,158	1,625,557

Commitments and contingencies

SHAREHOLDERS’ EQUITY
Lions Gate Entertainment Corp. shareholders’ equity:
Common shares, no par value, 500,000,000 shares authorized, 117,165,122 and 116,950,512 shares issued at June 30, 2009 and March 31, 2009, respectively	513,019	494,724
Accumulated deficit	(404,804)	(441,153)
Accumulated other comprehensive loss	(6,898)	(11,878)

Total Lions Gate Entertainment Corp. shareholders’ equity	101,317	41,693
Noncontrolling interest	36,345	—

Total equity	137,662	41,693

Total liabilities and equity	$1,681,820	$1,667,250

See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2009	2008
	(Amounts in thousands, except per share amounts)

Revenues	$387,707	$298,459
Expenses:
Direct operating	213,059	147,684
Distribution and marketing	84,983	98,975
General and administration	41,119	38,308
Depreciation and amortization	8,195	1,386

Total expenses	347,356	286,353

Operating income	40,351	12,106

Other expenses (income):
Interest expense
Contractual cash based interest	5,040	3,378
Amortization of debt discount and deferred financing costs and accretion of redeemable preferred stock units	5,669	4,509

Total interest expense	10,709	7,887
Interest and other income	(426)	(2,155)
Gain on extinguishment of debt	(7,458)	—

Total other expenses, net	2,825	5,732

Income before equity interests and income taxes	37,526	6,374
Equity interests loss	(1,717)	(2,186)

Income before income taxes	35,809	4,188
Income tax provision	1,337	669

Net Income	34,472	3,519
Add: Net loss attributable to noncontrolling interest	1,877	—

Net Income attributable to Lions Gate Entertainment Corp. Shareholders	$36,349	$3,519

Basic Net Income Per Common Share	$0.31	$0.03

Diluted Net Income Per Common Share	$0.30	$0.03

Weighted average number of common shares outstanding:
Basic	117,073	118,443
Diluted	136,595	121,076

See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Lions Gate Entertainment Corp. Shareholders
				Accumulated
				Other
	Common Shares		Accumulated	Comprehensive	Noncontrolling	Comprehensive
	Number	Amount	Deficit	Income (Loss)	Interest	Income	Total
	(Amounts in thousands, except share amounts)

Balance at March 31, 2009, as previously reported	116,950,512	$390,295	$(386,599)	$(11,878)	$—		$(8,182)
Impact of adoption of APB 14-1		104,429	(54,554)				49,875

Balance at March 31, 2009, as adjusted	116,950,512	494,724	(441,153)	(11,878)	—		41,693
Stock based compensation, net of withholding tax obligations of $417	160,672	3,315					3,315
Issuance of common shares to directors for services	53,938	281					281
Sale of TV Guide Network common stock units to noncontrolling interest		(167)			38,222		38,055
Equity component of April 2009 3.625% Notes, net of $3.9 million reduction for February 2005 3.625% Notes extinguished in the exchange transaction (Note 8)		14,866					14,866
Comprehensive income
Net income (loss)			36,349		(1,877)	$34,472	34,472
Foreign currency translation adjustments				5,009		5,009	5,009
Net unrealized loss on foreign exchange contracts				(29)		(29)	(29)

Comprehensive income						$39,452

Balance at June 30, 2009	117,165,122	$513,019	$(404,804)	$(6,898)	$36,345		$137,662

See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2009	2008
	(Amounts in thousands)

Operating Activities:
Net Income attributable to Lions Gate Entertainment Corp. shareholders	$36,349	$3,519
Net loss attributable to noncontrolling interest	(1,877)	—

Net income	34,472	3,519
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation of property and equipment	4,337	1,062
Amortization of films and television programs	153,942	69,047
Amortization of debt discount and deferred financing costs and accretion of redeemable preferred stock units	5,669	4,509
Amortization of intangible assets	3,858	324
Non-cash stock-based compensation	3,729	3,419
Gain on extinguishment of debt	(7,458)	—
Equity interests loss	1,717	2,186
Changes in operating assets and liabilities:
Restricted cash	161	(5,550)
Accounts receivable, net	29,835	61,961
Investment in films and television programs	(216,292)	(200,897)
Other assets	(1,491)	(2,571)
Accounts payable and accrued liabilities	(98,614)	(62,039)
Participations and residuals	(34,969)	(34,893)
Film obligations	(19,130)	(7,445)
Deferred revenue	(12,585)	17,551

Net Cash Flows Used In Operating Activities	(152,819)	(149,817)

Investing Activities:
Investment in equity method investees	(14,924)	(11,094)
(Increase) decrease in loans receivable	8,333	(3,100)
Purchases of property and equipment	(3,028)	(2,279)

Net Cash Flows Used In Investing Activities	(9,619)	(16,473)

Financing Activities:
Exercise of stock options	—	825
Tax withholding requirements on equity awards	(417)	(1,113)
Repurchase and cancellation of common shares	—	(16,420)
Proceeds from the sale of 49% interest in TV Guide	122,355	—
Increase in production obligations	83,226	70,545
Repayment of production obligations	(68,031)	(28,505)
Repayment of other financing obligations	(201)	—

Net Cash Flows Provided By Financing Activities	136,932	25,332

Net Change In Cash And Cash Equivalents	(25,506)	(140,958)
Foreign Exchange Effects on Cash	1,700	(41)
Cash and Cash Equivalents — Beginning Of Period	138,475	371,589

Cash and Cash Equivalents — End Of Period	$114,669	$230,590

See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	General

Nature of Operations

Lions Gate Entertainment Corp. (the “Company,” “Lionsgate,” “we,” “us” or “our”) is the leading next generation studio with a diversified presence in the production and distribution of motion pictures, television programming, home entertainment, family entertainment, video-on-demand and digitally delivered content.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Lionsgate and all of its majority- owned and controlled subsidiaries.

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Article 10 of Regulation S-X under the Exchange Act. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these unaudited condensed consolidated financial statements. Operating results for the three months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ended March 31, 2010. The balance sheet at March 31, 2009 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read together with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

Certain amounts presented for fiscal 2009 have been reclassified to conform to the fiscal 2010 presentation.

Net Loss Attributable to Noncontrolling interest

As discussed in Note 10, the net loss attributable to noncontrolling interest in the consolidated statements of operations and shareholders’ equity represents the 49% noncontrolling interest’s share of the net loss incurred by TV Guide Network for the period from May 28, 2009 through June 30, 2009.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. The most significant estimates made by management in the preparation of the financial statements relate to ultimate revenue and costs for investment in films and television programs; estimates of sales returns and other allowances and provisions for doubtful accounts; fair value of assets and liabilities for allocation of the purchase price of companies acquired; income taxes and accruals for contingent liabilities; and impairment assessments for investment in films and television programs, property and equipment, goodwill and intangible assets. Actual results could differ from such estimates.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 changes the accounting and reporting for minority interests, which are recharacterized as noncontrolling interests and classified as a component of equity.

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

This new consolidation method significantly changes the accounting for transactions with noncontrolling interest holders. We adopted SFAS No. 160 beginning in the first quarter of fiscal 2010 (see Note 10).

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). FSP APB 14-1 specifies that issuers of convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The Company has adopted FSP APB 14-1 beginning in the first quarter of fiscal 2010 (see Note 8).

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”). SFAS No. 165 is effective for financial statements ending after June 15, 2009. SFAS No. 165 establishes general standards of accounting for and disclosure of subsequent events that occur after the balance sheet date. Entities are also required to disclose the date through which subsequent events have been evaluated and the basis for that date. The Company has adopted SFAS No. 165 beginning in the first quarter of fiscal 2010 and has evaluated subsequent events through the date of issuance, August 10, 2009, resulting in no impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”). This Statement amends FIN No. 46(R) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity (“VIE”). This analysis identifies the primary beneficiary of a VIE as the enterprise that has both of the following characteristics, among others: (a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance; and (b) the obligation to absorb losses of the entity, or the right to receive benefits from the entity, that could potentially be significant to the VIE. If an enterprise determines that power is shared among multiple unrelated parties such that no one party has the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance, then no party is the primary beneficiary. Power is shared if each of the parties sharing power are required to consent to the decisions relating to the activities that most significantly impact the VIE’s performance. The provisions of SFAS No. 167 will become effective for the Company beginning in fiscal 2011. The Company is currently evaluating the impact the provisions of SFAS No. 167 will have on the Company’s VIEs.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (a replacement of FASB Statement No. 162) (“SFAS No. 168”). This standard establishes the FASB Accounting Standards Codification as the source of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements. The provisions of SFAS No. 168 will be applied prospectively beginning in the second quarter of fiscal 2010 and will have no impact on the Company’s consolidated financial statements.

2.	Restricted Cash and Restricted Investments

Restricted Cash.  Restricted cash represents amounts on deposit with financial institutions that are contractually designated for certain theatrical marketing obligations and collateral required under our revolving credit facility as a result of a borrowing under our funding agreement with the State of Pennsylvania (see Note 7).

Restricted Investments.  Restricted investments, which are required to be measured at fair value, represent amounts held in investments that are contractually designated as collateral for certain production obligations. At June 30, 2009 and March 31, 2009, the Company held $7.0 million of restricted investments in United States Treasury Bills bearing an interest rate of 0.39%, maturing September 3, 2009. These investments are held as collateral for a production obligation pursuant to an escrow agreement.

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted investments as of June 30, 2009 and March 31, 2009 are set forth below:

	June 30, 2009
		Unrealized	Fair
	Cost	Gains (Losses)	Value
	(Amounts in thousands)

United States Treasury Bills	$6,987	$—	$6,987

	March 31, 2009
		Unrealized	Fair
	Cost	Gains (Losses)	Value
	(Amounts in thousands)

United States Treasury Bills	$6,987	$—	$6,987

3.	Investment in Films and Television Programs

	June 30,	March 31,
	2009	2009
	(Amounts in thousands)

Motion Picture Segment — Theatrical and Non-Theatrical Films
Released, net of accumulated amortization	$251,269	$262,067
Acquired libraries, net of accumulated amortization	54,200	56,898
Completed and not released	61,185	55,494
In progress	215,119	149,402
In development	9,793	6,732
Product inventory	41,716	40,392

	633,282	570,985

Television Segment — Direct-to-Television Programs
Released, net of accumulated amortization	75,132	77,973
Completed and not released	1,350	—
In progress	52,456	51,619
In development	2,045	1,445

	130,983	131,037

Media Networks
Released, net of accumulated amortization	291	—
In progress	300	745

	591	745

	$764,856	$702,767

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth acquired libraries that represent titles released three years prior to the date of acquisition, and amortized over their expected revenue stream from acquisition date up to 20 years:

		Total	Remaining	Unamortized Costs	Unamortized Costs
		Amortization	Amortization	June 30,	March 31,
Acquired Library	Acquisition Date	Period	Period	2009	2009
		(In years)		(Amounts in thousands)

Trimark	October 2000	20.00	11.25	$5,890	$6,280
Artisan	December 2003	20.00	14.50	45,187	47,255
Modern	August 2005	20.00	16.00	2,149	2,462
Lionsgate UK	October 2005	20.00	16.25	974	901

Total Acquired Libraries				$54,200	$56,898

The Company expects approximately 42% of completed films and television programs, net of accumulated amortization, will be amortized during the one-year period ending June 30, 2010. Additionally, the Company expects approximately 80% of completed and released films and television programs, net of accumulated amortization and excluding acquired libraries, will be amortized during the three-year period ending June 30, 2012.

4.	Goodwill

The changes in the carrying amount of goodwill by reporting segment were as follows in the three months ended June 30, 2009:

	Motion		Media
	Pictures	Television	Networks	Total
	(Amounts in thousands)

Balance as of March 31, 2009	$210,293	$13,961	$155,148	$379,402
TV Guide Network	—	—	55	55

Balance as of June 30, 2009	$210,293	$13,961	$155,203	$379,457

During the three months ended June 30, 2009, goodwill increased by less than $0.1 million due to changes to the allocation of the purchase price to identified tangible and intangible assets and liabilities assumed from the acquisition of the TV Guide Network.

5.	Finite-Lived Intangible Assets and Other Assets

Finite-Lived Intangible Assets.  Finite-lived intangible assets consist primarily of customer relationships and trademarks. The composition of the Company’s finite-lived intangible assets and the associated accumulated amortization is as follows as of June 30, 2009 and March 31, 2009:

	Weighted
	Average	Range of	June 30, 2009			March 31, 2009
	Remaining	Remaining	Gross		Net	Gross		Net
	Life in	Life in	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Years	Years	Amount	Amortization	Amount	Amount	Amortization	Amount
		(Amounts in thousands)

Finite-lived intangible assets:
Customer relationships	10	5 - 11	$64,330	$2,120	$62,210	$64,330	$530	$63,800
Trademarks	16	2 - 20	11,330	999	10,331	11,330	627	10,703
Developed technology and patents	2	2 - 6	3,740	591	3,149	3,740	147	3,593
Distribution agreements	3	2 - 4	4,067	1,776	2,291	1,598	790	808

Total finite-lived intangible assets			$83,467	$5,486	$77,981	$80,998	$2,094	$78,904

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The aggregate amount of amortization expense associated with the Company’s intangible assets for the three months ended June 30, 2009 and 2008 were $3.9 million and $0.3 million, respectively. The estimated aggregate amortization expense, based on the preliminary allocation of the purchase price related to the acquisition of TV Guide Network, for each of the years ending March 31, 2010 through 2014 is approximately $7.9 million, $10.3 million, $7.6 million, $7.2 million, and $6.8 million, respectively.

Other Assets.  Other assets consist primarily of equity method investments and loans receivable. The composition of the Company’s other assets is as follows as of June 30, 2009 and March 31, 2009:

	June 30,	March 31,
	2009	2009
	(Amounts in thousands)

Deferred financing costs, net of accumulated amortization	$8,965	$10,184
Prepaid expenses and other	7,668	6,025
Loans receivable	23,955	32,909
Equity method investments	45,349	32,116

	$85,937	$81,234

Deferred Financing Costs

Deferred financing costs primarily include costs incurred in connection with an amended credit facility (see Note 6) executed in July 2008 and the issuance of the October 2004 2.9375% Notes and the February 2005 3.625% Notes and April 2009 3.625% Notes (see Note 8) that are deferred and amortized to interest expense using the effective interest method.

Prepaid Expenses and Other

Prepaid expenses and other primarily include prepaid expenses and security deposits.

Loans Receivable

Loans receivable at June 30, 2009 consist of a $16.7 million collateralized note receivable plus $0.1 million of accrued interest from a third party producer, and a $6.8 million note receivable and $0.4 million of accrued interest from NextPoint, Inc. (“Break.com”), an equity method investee, as described below. At March 31, 2009, loans receivable consisted of a $25.0 million collateralized note receivable plus $0.8 million of accrued interest from a third party producer, and a $6.8 million note receivable and $0.3 million of accrued interest from Break.com.

Equity Method Investments

The carrying amount of significant equity method investments at June 30, 2009 and March 31, 2009 were as follows:

	June 30,	March 31,
	2009	2009
	(Amounts in thousands)

Horror Entertainment, LLC (“FEARnet”)	$1,065	$845
NextPoint, Inc. (“Break.com”)	17,182	17,542
Roadside Attractions, LLC	1,954	2,062
Studio 3 Partners, LLC (“EPIX”)	24,968	11,511
Elevation Sales Limited	180	156

	$45,349	$32,116

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Equity interests in equity method investments in our unaudited condensed consolidated statements of operations represent our portion of the income or loss of our equity method investee based on our percentage ownership. Equity interests in equity method investments for the three months ended June 30, 2009 and 2008 were as follows (income (loss)):

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2009	2008
	(Amounts in thousands)

Horror Entertainment, LLC (“FEARnet”)	$(133)	$(1,066)
NextPoint, Inc. (“Break.com”)	(361)	(826)
Roadside Attractions, LLC	(108)	(294)
Studio 3 Partners, LLC (“EPIX”)	(1,115)	—
Elevation Sales Limited	—	—

	$(1,717)	$(2,186)

Horror Entertainment, LLC.  Represents the Company’s 33.33% interest in Horror Entertainment, LLC (“FEARnet”), a multiplatform programming and content service provider of horror genre films operating under the branding of “FEARnet.” The Company entered into a five-year license agreement with FEARnet for U.S. territories and possessions whereby the Company will license content to FEARnet for video-on-demand and broadband exhibition. The Company made capital contributions to FEARnet of $0.3 million in April 2009. The Company is recording its share of the FEARnet results on a one quarter lag and, accordingly, during the three months ended June 30, 2009, the Company recorded 33.33% of the loss incurred by FEARnet during the three months ended March 31, 2009.

NextPoint, Inc.  Represents the Company’s 42% equity interest or 21,000,000 shares of the Series B Preferred Stock of NextPoint, Inc. (“Break.com”), an online home entertainment service provider operating under the branding of “Break.com.” The interest was acquired on June 29, 2007 for an aggregate purchase price of $21.4 million which included $0.5 million of transaction costs, by issuing 1,890,189 of the Company’s common shares. The value assigned to the shares for purposes of recording the investment of $20.9 million was based on the average price of the Company’s common shares a few days prior and subsequent to the date of the closing of the acquisition. The Company has a call option which is exercisable at any time from June 29, 2007 until the earlier of (i) 30 months after June 29, 2007 or (ii) one year after a change of control, as narrowly defined, to purchase all of the remaining 58% equity interests (excluding any subsequent dilutive events) of Break.com, including in-the-money stock options, warrants and other rights of Break.com for $58.0 million in cash or common stock, at the Company’s option. The carrying value of the call option which was de minimus at June 30, 2009 is included in the investment balance. The Company is recording its share of the Break.com results on a one quarter lag and, accordingly, during the three months ended June 30, 2009, the Company recorded 42% of the loss incurred by Break.com during the three months ended March 31, 2009.

Roadside Attractions, LLC.  Represents the Company’s 43% equity interest acquired on July 26, 2007 in Roadside Attractions, LLC (“Roadside”), an independent theatrical releasing company. The Company has a call option which is exercisable for a period of 90 days commencing on the receipt of certain audited financial statements for the three years ended July 26, 2010, to purchase all of the remaining 57% equity interests of Roadside, at a price representative of the then fair value of the remaining interest. The estimated initial cost of the call option was de minimus since the option price is designed to be representative of the then fair value and is included within the investment balance. The Company is recording its share of the Roadside results on a one quarter lag and, accordingly, during the three months ended June 30, 2009, the Company recorded 43% of the loss incurred by Roadside during the three months ended March 31, 2009.

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Elevation Sales Limited.  Represents the Company’s 50% equity interest in Elevation Sales Limited (“Elevation”), a UK based home entertainment distributor. At June 30, 2009, the Company was owed $14.0 million in account receivables from Elevation (March 31, 2009 — $17.0 million). The amounts receivable from Elevation represent amounts due our wholly-owned subsidiary, Lionsgate UK Limited (“Lionsgate UK”), located in the United Kingdom for accounts receivable arising from the sale and rental of DVD products. The credit period extended to Elevation is 60 days.

Studio 3 Partners, LLC (“EPIX”).  In April 2008, the Company formed a joint venture with Viacom Inc. (“Viacom”), its Paramount Pictures unit (“Paramount Pictures”) and Metro-Goldwyn-Mayer Studios Inc. (“MGM”) to create a premium television channel and subscription video-on-demand service named “EPIX”. The new venture will have access to the Company’s titles released theatrically on or after January 1, 2009. Viacom will provide operational support to the venture, including marketing and affiliate services through its MTV Networks division. Upon its expected launch in the fall of 2009, the joint venture will provide the Company with an additional platform to distribute its library of motion picture titles and television episodes and programs. The Company has invested $27.0 million as of June 30, 2009, which represents 28.57% or its proportionate share of investment in the joint venture. The Company has a total mandatory commitment of $31.4 million increasing to $42.9 million if certain performance targets are achieved. The Company is recording its share of the joint venture results on a one quarter lag and, accordingly, during the three months ended June 30, 2009, the Company recorded 28.57% of the loss incurred by the joint venture during the three months ended March 31, 2009.

6.	Bank Loans

At June 30, 2009, the Company had borrowings of $255 million (March 31, 2009 — $255 million) under its credit facility. The availability of funds under its credit facility is limited by a borrowing base and also reduced by outstanding letters of credit which amounted to $22.7 million at June 30, 2009 (March 31, 2009 — $46.7 million). At June 30, 2009, there was $62.3 million available under the credit facility (March 31, 2009 — $38.3 million). The Company is required to pay a quarterly commitment fee based upon 0.375% per annum on the total credit facility of $340 million less the amount drawn. The credit facility expires July 25, 2013 and bears interest at 2.25% over the “Adjusted LIBOR” rate (effective rate of 2.56% and 2.75% as of June 30, 2009 and March 31, 2009, respectively). Obligations under the credit facility are secured by collateral (as defined in the credit agreement) granted by the Company and certain subsidiaries of the Company, as well as a pledge of equity interests in certain of the Company’s subsidiaries. The credit facility contains a number of affirmative and negative covenants that, among other things, require the Company to satisfy certain financial covenants and restrict the ability of the Company to incur additional debt, pay dividends and make distributions, make certain investments and acquisitions, repurchase its stock and prepay certain indebtedness, create liens, enter into agreements with affiliates, modify the nature of its business, enter into sale-leaseback transactions, transfer and sell material assets and merge or consolidate. Under the credit facility, the Company may also be subject to an event of default upon a “change in control” (as defined in the credit facility) which, among other things, includes a person or group acquiring ownership or control in excess of 20% of our common stock.

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Film and Production Obligations and Participations and Residuals

	June 30,	March 31,
	2009	2009
	(Amounts in thousands)

Film obligations(1)	$70,195	$88,814
Production obligations(2)	230,912	215,711

Total film and production obligations	301,107	304,525
Less film and production obligations expected to be paid within one year	(111,743)	(185,647)

Film and production obligations expected to be paid after one year	$189,364	$118,878

Participations and residuals	$337,259	$371,857

(1)	Film obligations include minimum guarantees, which represent amounts payable for film rights that the Company has acquired and theatrical marketing obligations, which represent amounts that are contractually committed for theatrical marketing expenditures associated with specific titles.

(2)	Production obligations represent amounts payable for the cost incurred for the production of film and television programs that the Company produces. Production obligations have contractual repayment dates either at or near the expected completion date, with the exception of certain obligations containing repayment dates on a longer term basis. Production obligations of $151.4 million incur interest at rates ranging from 1.81% to 4.25%, and approximately $70.7 million of production obligations are non-interest bearing. Also included in production obligations is $8.8 million in long term production obligations with an interest rate of 2.5% that is part of a $66.0 million funding agreement with the State of Pennsylvania, as more fully described below.

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

The Company expects approximately 76% of accrued participations and residuals will be paid during the one-year period ending June 30, 2010.

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

In late 2008, the administrative agent for the senior lenders under Pride’s senior credit facility took the position, among others, that the senior lenders did not have an obligation to continue to fund under the senior credit facility because the conditions precedent to funding set forth in the senior credit facility could not be satisfied. The Company was not a party to the credit facility. Consequently, Pride did not purchase the pictures The Spirit, My Bloody Valentine 3-D and Madea Goes To Jail. Thereafter, on April 20, 2009, after failed attempts by the Company to facilitate a resolution, the Company gave LG Film Finance I, LLC (“FilmCo”) and Pride notice that FilmCo, through Pride’s failure to make certain capital contributions, was in default of the Master Picture Purchase Agreement. On May 5, 2009, the representative for the Pride equity and the Pride mezzanine investor responded that the required amount was fully funded and that it had no further obligations to make any additional capital contributions. Consequently, on May 29, 2009, the Company terminated our theatrical slate participation arrangement with Pride.

At June 30, 2009, $75.8 million (March 31, 2009, $83.8 million) was payable to Pride and is included in participations and residuals liability in the unaudited condensed consolidated balance sheets.

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

Amounts provided from SGF are reflected as a participation liability. The difference between the ultimate participation expected to be paid to SGF and the amount provided by SGF is amortized as a charge to or a reduction of participation expense under the individual film forecast method. At June 30, 2009, $2.9 million (March 31, 2009, $3.2 million) was payable to SGF and is included in the participation liability in the unaudited condensed consolidated balance sheet, and $123.1 million was available to be provided by SGF under the terms of the arrangement.

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Subordinated Notes and Other Financing Obligations

The following table sets forth the subordinated notes and other financing obligations outstanding at June 30, 2009 and March 31, 2009:

	June 30,	March 31,
	2009	2009
	(Amounts in thousands)

October 2004 2.9375% Convertible Senior Subordinated Notes	$129,228	$127,253
February 2005 3.625% Convertible Senior Subordinated Notes	83,961	138,552
April 2009 3.625% Convertible Senior Subordinated Notes	33,533	—
Other financing obligations	15,515	15,716

	$262,237	$281,521

Subordinated Notes

FASB Staff Position APB 14-1.  On April 1, 2009, the Company adopted FASB Staff Position (“FSP”) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (“FSP 14-1”). FSP 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate on the instrument’s issuance date when interest cost is recognized. Accordingly, a portion of the proceeds received is recorded as a liability and a portion is recorded as an addition to shareholders’ equity reflecting the equity component (ie. conversion feature). The difference between the principal amount and the amount recorded as the liability component represents the debt discount. The carrying amount of the liability is accreted up to the principal amount through the amortization of the discount, using the effective interest method, to interest expense over the expected life of the note. The Company applied the provisions of FSP 14-1 retrospectively to all periods presented resulting in an increase to interest expense of $3.6 million, a decrease to net income of $3.6 million and a decrease in basic and diluted income per share of $0.03 for the three months ended June 30, 2008. Additionally, shareholders’ equity at March 31, 2009 was decreased by $49.9 million consisting of the increase in the accumulated deficit of $54.5 million resulting from the cumulative change in interest expense from the date the notes were issued and changes in the previously reported gains on extinguishment of debt, net of the increase in common shareholders’ equity of $104.4 million representing the carrying amount of the equity component of the notes.

October 2004 2.9375% Notes.  In October 2004, Lions Gate Entertainment Inc., the Company’s wholly-owned subsidiary, (“LGEI”) sold $150.0 million of 2.9375% Convertible Senior Subordinated Notes (the “October 2004 2.9375% Notes”). The Company received $146.0 million of net proceeds after paying placement agents’ fees from the sale of $150.0 million of the October 2004 2.9375% Notes. Interest on the October 2004 2.9375% Notes is payable semi-annually on April 15 and October 15. The October 2004 2.9375% Notes mature on October 15, 2024. From October 15, 2009 to October 14, 2010, LGEI may redeem the October 2004 2.9375% Notes at 100.839%; from October 15, 2010 to October 14, 2011, LGEI may redeem the October 2004 2.9375% Notes at 100.420%; and thereafter, LGEI may redeem the October 2004 2.9375% Notes at 100%.

The holder may require LGEI to repurchase the October 2004 2.9375% Notes on October 15, 2011, 2014 and 2019 or upon a change in control at a price equal to 100% of the principal amount, together with accrued and unpaid interest through the date of repurchase. Under certain circumstances, if the holder requires LGEI to repurchase all or a portion of their notes upon a change in control, they will be entitled to receive a make whole premium. The amount of the make whole premium, if any, will be based on the price of the Company’s common shares on the effective date of the change in control. No make whole premium will be paid if the price of the Company’s common shares at such time is less than $8.79 per share or exceeds $50.00 per share.

The holder may convert the October 2004 2.9375% Notes into the Company’s common shares prior to maturity only if the price of the Company’s common shares issuable upon conversion of a note reaches a specified threshold

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

over a specified period, the trading price of the notes falls below certain thresholds, the notes have been called for redemption, a change in control occurs or certain other corporate transactions occur. In addition, under certain circumstances, if the holder converts their notes upon a change in control, they will be entitled to receive a make whole premium. Before the close of business on or prior to the trading day immediately before the maturity date, if the notes have not been previously redeemed or repurchased, the holder may convert the notes into the Company’s common shares at a conversion rate equal to 86.9565 shares per $1,000 principal amount of the October 2004 2.9375% Notes, subject to adjustment in certain circumstances, which represents a conversion price of approximately $11.50 per share. Upon conversion of the October 2004 2.9375% Notes, the Company has the option to deliver, in lieu of common shares, cash or a combination of cash and common shares of the Company.

February 2005 3.625% Notes.  In February 2005, LGEI sold $175.0 million of 3.625% Convertible Senior Subordinated Notes (“February 2005 3.625% Notes”). The Company received $170.2 million of net proceeds after paying placement agents’ fees from the sale of $175.0 million of the February 2005 3.625% Notes. Interest on the February 2005 3.625% Notes is payable at 3.625% per annum semi-annually on March 15 and September 15 until March 15, 2012 and at 3.125% per annum thereafter until maturity on March 15, 2025. LGEI may redeem all or a portion of the February 2005 3.625% Notes at its option on or after March 15, 2012 at 100% of their principal amount, together with accrued and unpaid interest through the date of redemption.

The holder may require LGEI to repurchase the February 2005 3.625% Notes on March 15, 2012, 2015 and 2020 or upon a change in control at a price equal to 100% of the principal amount, together with accrued and unpaid interest through the date of repurchase. Under certain circumstances, if the holder requires LGEI to repurchase all or a portion of their notes upon a change in control, they will be entitled to receive a make whole premium. The amount of the make whole premium, if any, will be based on the price of the Company’s common shares on the effective date of the change in control. No make whole premium will be paid if the price of the Company’s common shares at such time is less than $10.35 per share or exceeds $75.00 per share.

The February 2005 3.625% Notes are convertible, at the option of the holder, at any time before the maturity date, if the notes have not been previously redeemed or repurchased, at a conversion rate equal to 70.0133 shares per $1,000 principal amount of the February 2005 3.625% Notes, subject to adjustment in certain circumstances, which represents a conversion price of approximately $14.28 per share. Upon conversion of the February 2005 3.625% Notes, the Company has the option to deliver, in lieu of common shares, cash or a combination of cash and common shares of the Company.

In December 2008, LGEI repurchased $9.0 million of the February 2005 3.625% Notes for $5.3 million plus $0.1 million in accrued interest, resulting in a gain of $3.0 million. The gain represented the difference between the fair value of the liability component of the February 2005 3.625% Notes and their carrying value with the excess of the amount paid to extinguish the February 2005 3.625% Notes over the fair value of the February 2005 3.625% Notes recorded as a reduction of shareholders equity reflecting the repurchase of the equity component of the February 2005 3.625% Notes.

On April 20, 2009, LGEI entered into Refinancing Exchange Agreements with certain existing holders of the February 2005 3.625% Notes. Pursuant to the terms of the Refinancing Exchange Agreements, holders of the February 2005 3.625% Notes exchanged approximately $66.6 million aggregate principal amount of the February 2005 3.625% Notes for new 3.625% convertible senior subordinated notes (“April 2009 3.625% Notes”) in the same aggregate principal amount under a new indenture entered into by LGEI, the Company, as guarantor, and an indenture trustee thereunder. As a result of the exchange transaction, the Company recorded a gain on extinguishment of debt of $7.5 million for the three months ended June 30, 2009. The gain represented the difference between the fair value of the liability component of the February 2005 3.625% Notes and their carrying value. The excess of the fair value of both the equity and liability component of the April 2009 3.625% Notes over the fair value of the February 2005 3.625% Notes of $3.9 million was recorded as a reduction of shareholders equity reflecting the repurchase of the equity component of the February 2005 3.625% Notes.

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

April 2009 3.625% Notes.  As discussed above, in April 2009, LGEI issued approximately $66.6 million of 3.625% Convertible Senior Subordinated Notes (the “April 2009 3.625% Notes”). The Company will pay interest on the April 2009 3.625% Notes on March 15 and September 15 of each year. The April 2009 3.625% Notes will mature on March 15, 2025. On or after March 15, 2015, the Company may redeem the April 2009 3.625% Notes, in whole or in part, at a price equal to 100% of the principal amount of the April 2009 3.625% Notes to be redeemed, plus accrued and unpaid interest.

The holder may require LGEI to repurchase the April 2009 3.625% Notes on March 15, 2015, 2018 and 2023 or upon a “designated event,” at a price equal to 100% of the principal amount of the April 2009 3.625% Notes to be repurchased plus accrued and unpaid interest. Under certain circumstances, if the holder requires LGEI to repurchase all or a portion of their notes upon a change in control, they will be entitled to receive a make whole premium. The amount of the make whole premium, if any, will be based on the price of the Company’s common shares on the effective date of the change in control. No make whole premium will be paid if the price of the Company’s common shares at such time is less than $5.36 per share or exceeds $50.00 per share.

The April 2009 3.625% Notes may be converted into common shares of the Company at any time before maturity, redemption or repurchase. In addition, under certain circumstances upon a “change in control,” the holders of the April 2009 3.625% Notes will be entitled to receive a make whole premium. The initial conversion rate of the April 2009 3.625% Notes is 121.2121 common shares per $1,000 principal amount of the April 2009 3.625% Notes, subject to adjustment in certain circumstances, which represents a conversion price of approximately $8.25 per share. Upon conversion of the April 2009 3.625% Notes, the Company has the option to deliver, in lieu of common shares, cash or a combination of cash and common shares of the Company.

The following table sets forth the equity and liability components of the 3.625% Notes and 2.9375% Notes outstanding as of June 30, 2009 and March 31, 2009:

	June 30,	March 31,
	2009	2009
	(Amounts in thousands)

October 2004 2.9375% Convertible Senior Subordinated Notes:
Carrying amount of equity component	$50,074	$50,074

Carrying amount of liability component
Principal amount of 2.9375% Notes	$150,000	$150,000
Unamortized discount (remaining period of 2.5 and 2.8 years, respectively)	(20,772)	(22,747)

Net carrying amount of 2.9375% Notes	$129,228	$127,253

February 2005 3.625% Convertible Senior Subordinated Notes:
Carrying amount of equity component	$50,456	$54,355

Carrying amount of liability component
Principal amount of February 3.625% Notes	$99,419	$166,000
Unamortized discount (remaining period of 2.8 and 3.0 years, respectively)	(15,458)	(27,448)

Net carrying amount of February 3.625% Notes	$83,961	$138,552

April 2009 3.625% Convertible Senior Subordinated Notes:
Carrying amount of equity component	$18,766	N/A

Carrying amount of liability component
Principal amount of April 2009 3.625% Notes	$66,581	N/A
Unamortized discount (remaining period of 5.8 years)	(33,048)	N/A

Net carrying amount of April 2009 3.625% Notes	$33,533	N/A

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The effective interest rate on the liability component and the amount of interest expense, which includes both the contractual interest coupon and amortization of the discount on the liability component, for the three months ended June 30, 2009 and 2008 are presented below.

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2009	2008
	(Amounts in thousands)

October 2004 2.9375% Convertible Senior Subordinated Notes:
Effective interest rate of liability component	9.65%	9.65%

Interest Expense
Contractual interest coupon	$1,102	$1,102
Amortization of discount on liability component	1,985	1,802
Amortization of debt issuance costs	127	105

	$3,214	$3,009

February 2005 3.625% Convertible Senior Subordinated Notes:
Effective interest rate of liability component	10.03%	10.03%

Interest Expense
Contractual interest coupon	$1,028	$1,586
Amortization of discount on liability component	1,373	1,913
Amortization of debt issuance costs	90	116

	$2,491	$3,615

April 2009 3.625% Convertible Senior Subordinated Notes:
Effective interest rate of liability component	17.26%	N/A

Interest Expense
Contractual interest coupon	$476	N/A
Amortization of discount on liability component	637	N/A

	$1,113	N/A

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

9.	Fair Value Measurements

SFAS No. 157, Fair Value

SFAS No. 157, Fair Value Measurements (“SFAS No. 157”) defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value Hierarchy

SFAS No. 157 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. SFAS No. 157 establishes three levels of inputs that may be used to measure fair value:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•	Level 2 — Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 liabilities that are measured at fair value on a recurring basis include the Company’s bank loans credit facility and convertible senior subordinated notes, both priced using discounted cash flow techniques that use observable market inputs, such as LIBOR-based yield curves, three- and seven-year swap rates, and credit ratings.

•	Level 3 — Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities.

The following table sets forth the carrying values and fair values (all determined using Level 2 inputs as defined under SFAS No. 157) of the Company’s outstanding debt at June 30, 2009:

	Carrying
	Value	Fair Value
		(Level 2)
	(Amounts in thousands)

Bank loans	$255,000	$245,192
October 2004 2.9375% Convertible Senior Subordinated Notes	129,228	112,471
February 2005 3.625% Convertible Senior Subordinated Notes	83,961	71,883
April 2009 3.625% Convertible Senior Subordinated Notes	33,533	32,921

	$501,722	$462,467

10.	Acquisitions and Divestitures

TV Guide Network

Acquisition of TV Guide Network.  On February 28, 2009, the Company purchased all of the issued and outstanding equity interests of TV Guide Network and TV Guide.com (collectively “TV Guide Network”), a network and online provider of entertainment and television guidance-related programming, as well as localized program listings and descriptions primarily in the U.S. The Company paid approximately $241.6 million for all of the equity interest of TV Guide Network, assumed a capital lease obligation of $12.1 million and incurred approximately $1.7 million in direct transaction costs (paid to lawyers, accountants and other consultants).

The acquisition was accounted for as a purchase, with the results of operations of TV Guide Network included in the Company’s consolidated results from February 28, 2009. The acquisition goodwill represents the significant opportunity for the Company to expand the existing television channel and online media platforms. Goodwill of $155.2 million represents the excess of purchase price over the preliminary estimate of the fair value of the tangible and intangible assets acquired and liabilities assumed. Although the goodwill will not be amortized for financial reporting purposes, it is anticipated that substantially all of the goodwill will be deductible for federal tax purposes

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

over the statutory period of 15 years. The preliminary allocation of the purchase price to the assets acquired and liabilities assumed based on their estimated fair values was as follows:

Preliminary
Allocation)
(Amounts in
thousands

Accounts receivable, net	$14,505
Property and equipment	26,649
Other assets acquired	1,831
Finite-lived intangible assets:
Customer relationships	64,330
Trademarks/trade names	9,730
Internal Use Software	2,230
Prepaid Patent License Agreements	1,510
Goodwill	155,203
Other liabilities assumed	(32,775)

Total preliminary estimated purchase price including estimated transaction costs	$243,213

Sale of Noncontrolling Interest in TV Guide Network.  On May 28, 2009, the Company entered into a Purchase Agreement (the “Purchase Agreement”) with One Equity Partners (“OEP”), the global private equity investment arm of JPMorgan Chase, pursuant to which OEP purchased 49% of the Company’s interest in TV Guide Network for approximately $122.4 million in cash. In addition, OEP reserved the option of buying another 1% of TV Guide Network under certain circumstances. The arrangement contains joint control rights, as evidenced in an Operating Agreement as well as certain transfer restrictions and exit rights.

In exchange for the cash consideration OEP received mandatorily redeemable preferred stock units and common stock units representing its 49% noncontrolling interest in TV Guide Network. The Company also received mandatorily redeemable preferred stock units and common stock units representing its 51% ownership share. The mandatorily redeemable preferred stock carries a dividend rate of 10% compounded annually and is mandatorily redeemable ten years from the closing at the stated value plus the dividend return and any additional capital contributions less previous distributions.

After the sale of the Company’s 49% interest in TV Guide Network to OEP, the Company has continued to consolidate TV Guide Network. TV Guide Network is a variable interest entity that is currently required to be consolidated since the Company is the primary beneficiary pursuant to its business and ownership structure. The net loss attributable to noncontrolling interest in the consolidated statement of operations represents the 49% noncontrolling interest’s share of the net loss incurred by TV Guide Network for the period from May 28, 2009 through June 30, 2009

As a result of the sale transaction, the difference between the cash received and 49% of the carrying value of TV Guide Network acquired by OEP was recorded as an adjustment to shareholders’ equity attributable to the Company’s shareholders. The mandatorily redeemable preferred stock units attributable to the noncontrolling interest were initially recorded based on their estimated fair value, as determined using an option pricing model methodology, as a liability in our consolidated balance sheet. The carrying value of the 49% interest in TV Guide Network, less the amount recorded for the mandatorily redeemable preferred stock units, representing the common stock units held by the minority holders, was recorded as equity attributable to noncontrolling interest in our consolidated statement of shareholders’ equity.

The portion of the mandatorily redeemable preferred and common stock units held by the Company and associated non cash interest representing the Company’s 51% ownership interest is eliminated in consolidation. The mandatorily redeemable preferred stock held by the noncontrolling interest and the 10% dividend is being accreted, through a non-cash charge to interest expense, up to its redemption amount over the ten year period to the redemption

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

date. The redemption amount of the noncontrolling interest’s share of the mandatorily redeemable preferred stock as of June 30, 2009 which includes capital contributions and dividend accretion through June 30, 2009 was $126.2 million.

The following unaudited pro forma condensed consolidated statement of operations presented below illustrate the results of operations of the Company as if the acquisition of TV Guide Network on February 28, 2009 had occurred at April 1, 2008 and also presents the pro forma adjustments and results of operations as if the sale of the Company’s interest in TV Guide Network as described above occurred at April 1, 2008:

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2009	2008
	(Amounts in thousands, except per share amounts)

Revenues	$387,707	$335,661
Operating income	$40,351	$13,710
Net income attributable to Lions Gate Entertainment Corp. shareholders	$36,139	$2,530
Basic Net Income Per Common Share	$0.31	$0.02
Diluted Net Income Per Common Share	$0.29	$0.02
Weighted average number of common shares outstanding — Basic	117,073	118,443
Weighted average number of common shares outstanding — Diluted	136,613	121,076

The following table sets forth the carrying amounts of the assets and liabilities of the TV Guide Network included in the consolidated balance sheet as of June 30, 2009:

June 30,
2009
(Amounts in
thousands)

Cash and cash equivalents	$12,825
Accounts receivable, net	15,618
Investment in films and television programs, net	591
Property and equipment, net	26,510
Finite-lived intangible assets, net	74,701
Goodwill	155,203
Other assets	1,073

Total Assets	286,521
Accounts payable and accrued liabilities	16,649
Subordinated notes and other financing obligations	11,797
Mandatorily redeemable preferred stock units held by noncontrolling interest	85,508
Other liabilities	8,498

Total Liabilities	122,452
Noncontrolling interest	36,345

Net assets held by Lions Gate Entertainment Corp.	$127,724

Acquisition of Mandate Pictures, LLC

On September 10, 2007, the Company purchased all of the membership interests in Mandate Pictures, LLC, a Delaware limited liability company (“Mandate”). Mandate is a worldwide independent film producer and distributor. The Mandate acquisition brings to the Company additional experienced management personnel working within the motion picture business segment. In addition, the Mandate acquisition adds an independent

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

film and distribution business to the Company’s motion picture business. The aggregate cost of the acquisition was approximately $128.8 million including liabilities assumed of $70.2 million with amounts paid to the selling shareholders of approximately $58.6 million, comprised of $46.8 million in cash and 1,282,999 of the Company’s common shares. The value assigned to the shares for purposes of recording the acquisition was $11.8 million and was based on the average price of the Company’s common shares a few days prior and subsequent to the date of the closing of the acquisition, which is when it was publicly announced.

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

The Hurdle Amount is the purchase price of approximately $56 million plus an interest cost accruing until such hurdle is reached, and certain other costs the Company agreed to pay in connection with the acquisition. Accordingly, the additional consideration is the total of the above in excess of the Hurdle Amount. As of June 30, 2009, the total earnings and fees from identified projects in process are not projected to reach the Hurdle Amount. However, as additional projects are identified in the future and the current projects are released in the market place the total projected earnings and fees from these projects could increase causing additional payments to the sellers to become payable.

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

Pursuant to the purchase agreement, if the aggregate earnings before interest, taxes, depreciation and amortization adjusted to add back 20% of the overhead expense of Debmar-Mercury (“Adjusted EBITDA”) of Debmar-Mercury for the five year period ending after the closing date exceeds the target amount, then up to 40% of the excess Adjusted EBITDA over the target amount is payable as additional consideration. The percentage of the excess Adjusted EBITDA over the target amount ranges from 20% of such excess up to an excess of $3 million, 25% of such excess over $3 million and less than $6 million, 30% of such excess over $6 million and less than $10 million and 40% of such excess over $10 million. The target amount is $32.2 million plus adjustments for interest on certain funding provided by Lions Gate and adjustments for certain overhead and other items.

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

Amounts paid, if any, under the above additional consideration provisions will be recorded as additional goodwill.

11.	Direct Operating Expenses

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2009	2008
	(Amounts in thousands)

Amortization of films and television programs	$153,942	$69,047
Participations and residual expense	56,916	78,112
Other expenses:
Provision for doubtful accounts	2,001	210
Foreign exchange losses	200	315

	$213,059	$147,684

12.	Comprehensive Income (Loss)

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2009	2008
	(Amounts in thousands)

Net Income attributable to Lions Gate Entertainment Corp.	$36,349	$3,519
Add: Foreign currency translation adjustments	5,009	169
Add (Deduct): Net unrealized gain (loss) on foreign exchange contracts	(29)	9
Deduct: Unrealized loss on investments — available for sale	—	(18)

Comprehensive income attributable to Lions Gate Entertainment Corp.	$41,329	$3,679
Comprehensive loss attributable to noncontrolling interest	(1,877)	—

Comprehensive income	$39,452	$3,679

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Net Income Per Share

The Company calculates income per share in accordance with SFAS No. 128, “Earnings Per Share.” Basic net income per share is calculated based on the weighted average common shares outstanding for the period. Basic net income per share for the three months ended June 30, 2009 and 2008 is presented below:

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2009	2008
	(Amounts in thousands)

Basic Net Income Per Common Share:
Numerator:
Net income attributable to Lions Gate Entertainment Corp. shareholders	$36,349	$3,519

Denominator:
Weighted average common shares outstanding	117,073	118,443

Basic Net Income Per Common Share	$0.31	$0.03

Diluted net income per common share reflects the potential dilutive effect, if any, of the conversion of the October 2004 2.9375% Notes, the February 2005 3.625% Notes and the April 2009 3.625% Notes under the “if converted” method. Diluted net income per common share also reflects share purchase options and restricted share units using the treasury stock method when dilutive, and any contingently issuable shares when dilutive. Diluted net income per common share for the three months ended June 30, 2009 and 2008 is presented below:

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2009	2008
	(Amounts in thousands)

Diluted Net Income Per Common Share:
Numerator:
Net income attributable to Lions Gate Entertainment Corp. shareholders	$36,349	$3,519

Add:
Interest on convertible Notes, net of tax	3,990	—
Amortization of deferred financing costs, net of tax	121	—

Numerator for Diluted Net Income Per Common Share	$40,460	$3,519

Denominator:
Weighted average common shares outstanding	117,073	118,443
Effect of dilutive securities:
Conversion of Notes	19,428	—
Share purchase options	—	836
Restricted share units	94	684
Contingently issuable shares	—	1,113

Adjusted weighted average common shares outstanding	136,595	121,076

Diluted Net Income Per Common Share	$0.30	$0.03

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the three months ended June 30, 2009 and 2008, the weighted average common shares calculated under the “if converted” and treasury stock method presented below were excluded from diluted net income per common share for the periods because their inclusion would have had an anti-dilutive effect.

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2009	2008
	(Amounts in thousands)

Conversion of Notes	7,934	25,295
Share purchase options	3,949	3,474
Restricted share units	1,598	15
Total weighted average common shares excluded from

Diluted Net Income Per Common Share	13,481	28,784

The Company had 500,000,000 authorized common shares at June 30, 2009 and March 31, 2009. The table below outlines common shares reserved for future issuance:

	June 30,	March 31,
	2009	2009
	(Amounts in thousands)

Stock options outstanding	3,847	3,899
Restricted share units — unvested	2,874	2,566
Share purchase options and restricted share units available for future issuance	4,666	5,120
Shares issuable upon conversion of October 2004 2.9375% Notes at conversion price of $11.50 per share	13,043	13,043
Shares issuable upon conversion of February 2005 3.625% Notes at conversion price of $11.04 per share	6,961	11,622
Shares issuable upon conversion of April 2009 3.625% Notes at conversion price of $8.25 per share	8,070	—

Shares reserved for future issuance	39,461	36,250

The Company’s Board of Directors has authorized the repurchase of up to $150 million of the Company’s common shares, with the timing, price, quantity, and manner of the purchases to be made at the discretion of management, depending upon market conditions. During the period from the authorization date through June 30, 2009, 6,787,310 shares have been repurchased pursuant to the plan at a cost of approximately $65.2 million, including commission costs. During the three months ended June 30, 2008, 1,662,000 shares have been repurchased pursuant to the plan at a cost of approximately $16.4 million, respectively. No shares were repurchased during the three months ended June 30, 2009. The share repurchase program has no expiration date.

14.	Accounting for Stock-Based Compensation

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

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of each option award is estimated on the date of grant using a closed-form option valuation model (Black-Scholes) based on the assumptions noted in the following table. Expected volatilities are based on implied volatilities from traded options on the Company’s stock, historical volatility of the Company’s stock and other factors. The expected term of options granted represents the period of time that options granted are expected to be outstanding. The weighted-average grant-date fair values for options granted during the three months ended June 30, 2009 and 2008 was $3.01 and nil. The following table represents the assumptions used in the Black-Scholes option-pricing model for stock options granted during the three months ended June 30, 2009:

Three Months
Ended
June 30,
2009

Risk-free interest rate	2.6%
Expected option lives (in years)	10 years
Expected volatility for options	45%
Expected dividend yield	0%

The Company recognized the following share-based compensation expense during the three months ended June 30, 2009 and 2008:

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2009	2008
	(Amounts in thousands)

Compensation Expense:
Stock Options	$805	$797
Restricted Share Units and Other Share-based Compensation	2,924	2,622
Stock Appreciation Rights	266	466

Total	$3,995	$3,885

There was no income tax benefit recognized in the statements of operations for share-based compensation arrangements during the three months ended June 30, 2009 and 2008.

Stock Options

A summary of option activity as of June 30, 2009 and changes during the three months then ended is presented below:

					Weighted	Aggregate
				Weighted-	Average	Intrinsic
			Total	Average	Remaining	Value as of
	Number of	Number of	Number of	Exercise	Contractual	June 30,
Options:	Shares(1)	Shares(2)	Shares	Price	Term in Years	2009

Outstanding at March 31, 2009	3,299,166	600,000	3,899,166	$9.75
Granted	60,000		60,000	5.17
Exercised	—		—	—
Forfeited or expired	(112,333)		(112,333)	7.68

Outstanding at June 30, 2009	3,246,833	600,000	3,846,833	$9.73	6.45	$25,800

Outstanding as of June 30, 2009, vested or expected to vest in the future	3,242,833	600,000	3,842,833	$9.74	6.45	$24,510

Exercisable at June 30, 2009	1,896,001	100,000	1,996,001	$9.80	5.35	$—

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Issued under our long-term incentive plans

(2)	On September 10, 2007, in connection with the acquisition of Mandate Pictures (see Note 10), two executives entered into employment agreements with LGF. Pursuant to the employment agreements, the executives were granted an aggregate of 600,000 stock options, 100,000 options of which vested, and 500,000 options of which will vest over a two- to three year period. The options were granted outside of our long-term incentive plans.

The total intrinsic value of options exercised as of each exercise date during the three months ended June 30, 2009 was nil (2008 — $0.5 million).

Restricted Share Units

Effective June 27, 2005, the Company, pursuant to the 2004 Plan, began granting restricted share units to certain employees, directors and consultants.

A summary of the status of the Company’s restricted share units as of June 30, 2009 and changes during the three months then ended is presented below:

			Total	Weighted Average
	Number of	Number of	Number of	Grant Date Fair
Restricted Share Units:	Shares(1)	Shares(2)	Shares	Value

Outstanding at March 31, 2009	2,181,501	384,167	2,565,668	$9.27
Granted	498,209	—	498,209	5.25
Vested	(185,248)	—	(185,248)	10.63
Forfeited	(4,292)	—	(4,292)	8.75

Outstanding at June 30, 2009	2,490,170	384,167	2,874,337	$8.49

(1)	Issued under our long-term incentive plans

(2)	On September 10, 2007, in connection with the acquisition of Mandate (see Note 10), two executives entered into employment agreements with Lions Gate Films, Inc. Pursuant to the employment agreements, the executives were granted an aggregate of 287,500 restricted share units, which vest over a three- to five-year period. The restricted share units were granted outside of our long-term incentive plans.

The fair values of restricted share units are determined based on the market value of the shares on the date of grant.

The following table summarizes the total remaining unrecognized compensation cost as of June 30, 2009 related to non-vested stock options and restricted share units and the weighted average remaining years over which the cost will be recognized:

	Total	Weighted
	Unrecognized	Average
	Compensation	Remaining
	Cost	Years
	(Amounts in thousands)

Stock Options	$5,034	1.6
Restricted Share Units	14,014	2.0

Total	$19,048

Under the Company’s two stock option and long term incentive plans, the Company withholds shares to satisfy minimum statutory federal, state and local tax withholding obligations arising from the vesting of restricted share units. During the three months ended June 30, 2009, 52,217 shares were withheld upon the vesting of restricted share units.

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

Stock Appreciation Rights

On February 5, 2009, an officer was granted 850,000 stock appreciation rights (“SARs”) with an exercise price of $5.45, which entitles the officer to receive cash equal to the amount by which the trading price of common shares on the exercise notice date exceeds the SARs’ price of $5.45 multiplied by the number of SARs exercised, in consideration of a one-year extension of his employment agreement. The SARs vest over three years and expire after five years. These SARs were granted under the 2004 Plan. The Company measures compensation expense based on the fair value of the SARs, which is determined by using the Black-Scholes option-pricing model at each reporting date. At June 30, 2009, the following assumptions were used in the Black-Scholes option-pricing model: Volatility of 45%, Risk Free Rate of 2.5%, Expected Term of 4.6 years, and Dividend of 0%. At June 30, 2009, the market price of the Company’s common shares was $5.60 and the weighted average fair value of the SARs was $2.33. The compensation expense of $0.2 million in the period is calculated by using the fair value of the SARs, multiplied by the 850,000 SARs, amortized over the vesting period. At June 30, 2009, the Company has a stock-based compensation liability accrual in the amount of $0.3 million (March 31, 2009 — $0.1 million) included in accounts payable and accrued liabilities on the unaudited condensed consolidated balance sheets relating to these SARs.

During the year ended March 31, 2009, a non-employee was granted 250,000 SARs with an exercise price of $11.16, which entitles the non-employee to receive cash equal to the amount by which the trading price of common shares on the exercise notice date exceeds the SARs’ price of $11.16 multiplied by the number of SARs exercised. The SARs vest over a four-year period. The Company measures compensation cost based on the fair value of the SARs, which is determined by using the Black-Scholes option-pricing model at each reporting date. At June 30, 2009, the following assumptions were used in the Black-Scholes option-pricing model: Volatility of 45%, Risk Free Rate of 1.64%, Expected Remaining Term of 3.0 years, and Dividend of 0%. At June 30, 2009, the market price of the Company’s common shares was $5.60 and the weighted average fair value of the SARs was $0.66. In connection with these SARs, the Company recorded a stock-based compensation benefit in the amount of less than $0.1 million included in direct operating expenses in the unaudited condensed consolidated statements of operations for the three months ended June 30, 2009. At June 30, 2009, the Company has a stock-based compensation liability accrual in the amount of $0.2 million (March 31, 2009 — $0.2 million) included in accounts payable and accrued liabilities on the unaudited condensed consolidated balance sheets relating to these SARs.

During the year ended March 31, 2009, a non-employee was granted 750,000 SARs with an exercise price of $9.56, which entitles the non-employee to receive cash equal to the amount by which the trading price of common shares on the exercise notice date exceeds the SARs’ price of $9.56 multiplied by the number of SARs exercised. The SARs vest over a three-year period based on the commencement of principal photography of certain production of motion pictures. The Company measures compensation cost based on the fair value of the SARs, which is determined by using the Black-Scholes option-pricing model at each reporting date. At June 30, 2009, the following assumptions were used in the Black-Scholes option-pricing model: Volatility of 45%, Risk Free Rate of 2.09%, Expected Remaining Term of 4.0 years, and Dividend of 0%. At June 30, 2009, the market price of the Company’s common shares was $5.60, the weighted average fair value of the SARs was $1.19. In March 2009, 250,000 of the SARs vested upon commencement of principal photography on a certain film. The weighted average fair value of these SARs on the date of vesting was $1.33. The decrease in fair value of the 250,000 vested SARs from March 31, 2009 to June 30, 2009 of less than $0.1 million was included in direct operating expenses in the unaudited condensed consolidated statements of operations for the three months ended June 30, 2009. In addition, the Company recorded a portion of the fair value of the remaining SARs, which represents the progress towards commencement of principal photography of the second production, of $0.1 million in investment in films and television programs on the unaudited condensed consolidated balance sheets. At June 30, 2009, the Company has a

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stock-based compensation liability accrual in the amount of $0.4 million (March 31, 2009 — $0.4 million) included in accounts payable and accrued liabilities on the unaudited condensed consolidated balance sheets relating to these SARs.

On April 6, 2009, an officer was granted 700,000 SARs with an exercise price of $5.17, which entitles the officer to receive cash equal to the amount by which the trading price of common shares on the exercise notice date exceeds the SARs’ price of $5.17 multiplied by the number of SARs exercised, in consideration of a four-year extension of his employment agreement. The SARs vest over four years and expire after five years, with 50% of the SARs to vest in four equal annual installments after the grant date and 50% of the SARs to vest over a four-year period, subject to performance-based vesting requirements as established by the Company’s Chief Executive Officer and approved by the Compensation Committee of the Board of Directors. These SARs were granted under the 2004 Plan. The Company measures compensation expense based on the fair value of the SARs, which is determined by using the Black-Scholes option-pricing model at each reporting date. At June 30, 2009, the following assumptions were used in the Black-Scholes option-pricing model: Volatility of 45%, Risk Free Rate of 2.5%, Expected Term of 4.8 years, and Dividend of 0%. At June 30, 2009, the market price of the Company’s common shares was $5.60 and the weighted average fair value of the SARs was $2.46. The compensation expense of $0.1 million in the period is calculated by using the fair value of the SARs, multiplied by the 700,000 SARs, amortized over the vesting period. At June 30, 2009, the Company has a stock-based compensation liability accrual in the amount of $0.1 million (March 31, 2009 — nil) included in accounts payable and accrued liabilities on the unaudited condensed consolidated balance sheets relating to these SARs.

Other Share-Based Compensation

Pursuant to a certain employment agreement, the Company grants the equivalent of $0.3 million in common shares to a certain officer on a quarterly basis through the term of his employment contract. For the three months ended June 30, 2009 and 2008, the Company issued 26,937 and nil shares, respectively, net of shares withheld to satisfy minimum tax withholding obligations. The Company recorded stock-based compensation expense related to this arrangement in the amount of $0.3 million for the three months ended June 30, 2009 (June 30, 2008 — nil).

15.	Segment Information

SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, requires the Company to make certain disclosures about each reportable segment. The Company’s reportable segments are determined based on the distinct nature of their operations and each segment is a strategic business unit that offers different products and services and is managed separately. The Company evaluates performance of each segment using segment profit as defined below. The Company has three reportable business segments: Motion Pictures, Television Production, and Media Networks.

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

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segmented information by business unit is as follows:

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2009	2008
	(Amounts in thousands)

Segment revenues
Motion Pictures	$272,728	$257,374
Television Production	87,221	41,085
Media Networks	27,758	—

	$387,707	$298,459

Direct operating expenses
Motion Pictures	$131,979	$114,727
Television Production	71,127	32,957
Media Networks	9,953	—

	$213,059	$147,684

Distribution and marketing
Motion Pictures	$74,837	$93,846
Television Production	7,130	5,129
Media Networks	3,016	—

	$84,983	$98,975

General and administration
Motion Pictures	$11,482	$13,118
Television Production	2,125	2,656
Media Networks	10,707	—

	$24,314	$15,774

Segment profit
Motion Pictures	$54,430	$35,683
Television Production	6,839	343
Media Networks	4,082	—

	$65,351	$36,026

Acquisition of investment in films and television programs
Motion Pictures	$151,149	$146,187
Television Production	56,055	54,710
Media Networks	9,088	—

	$216,292	$200,897

Purchases of property and equipment amounted to $3.0 million, all primarily pertaining to purchases for the Media Networks segment, and $2.3 million, all primarily pertaining to purchases for the Company’s corporate headquarters for the three months ending June 30, 2009 and 2008, respectively.

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment profit is defined as segment revenue less segment direct operating, distribution and marketing, and general and administration expenses. The reconciliation of total segment profit to the Company’s income before income taxes is as follows:

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2009	2008
	(Amounts in thousands)

Company’s total segment profit	$65,351	$36,026
Less:
Corporate general and administration	(16,805)	(22,534)
Depreciation and amortization	(8,195)	(1,386)
Interest expense	(10,709)	(7,887)
Interest and other income	426	2,155
Gain on extinguishment of debt	7,458	—
Equity interests loss	(1,717)	(2,186)

Income before income taxes	$35,809	$4,188

The following table sets forth significant assets as broken down by segment and other unallocated assets as of June 30, 2009 and March 31, 2009:

	June 30, 2009				March 31, 2009
	Motion	Television	Media		Motion	Television	Media
	Pictures	Production	Networks	Total	Pictures	Production	Networks	Total
	(Amounts in thousands)

Significant assets by segment
Accounts receivable	$101,624	$83,836	$15,618	$201,078	$148,625	$61,652	$16,733	$227,010
Investment in films and television programs, net	633,282	130,983	591	764,856	570,985	131,037	745	702,767
Goodwill	210,293	13,961	155,203	379,457	210,293	13,961	155,148	379,402

	$945,199	$228,780	$171,412	$1,345,391	$929,903	$206,650	$172,626	$1,309,179

Other unallocated assets (primarily cash, restricted investments, other assets, and finite-lived intangible assets)				336,429				358,071

Total assets				$1,681,820				$1,667,250

16.	Contingencies

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

17.	Consolidating Financial Information

In October 2004, the Company sold $150.0 million of the October 2004 2.9375% Notes through LGEI. The October 2004 2.9375% Notes, by their terms, are fully and unconditionally guaranteed by the Company.

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In February 2005, the Company sold $175.0 million of the February 2005 3.625% Notes through LGEI. The February 2005 3.625% Notes, by their terms, are fully and unconditionally guaranteed by the Company.

In April 2009, LGEI entered into Refinancing Exchange Agreements with certain existing holders of the February 2005 3.625% Notes. Pursuant to the terms of the Refinancing Exchange Agreements, holders of the February 2005 3.625% Notes exchanged approximately $66.6 million aggregate principal amount of the February 2005 3.625% Notes for the new April 2009 3.625% Notes in the same aggregate principal amount under a new indenture entered into by LGEI. The April 2009 3.625% Notes, by their terms, are fully and unconditionally guaranteed by the Company.

The following tables present unaudited condensed consolidating financial information as of June 30, 2009 and March 31, 2009, and for the three months ended June 30, 2009 and 2008 for (1) the Company, on a stand-alone basis, (2) LGEI, on a stand-alone basis, (3) the non-guarantor subsidiaries of the Company (including the subsidiaries of LGEI), on a combined basis (collectively, the “Other Subsidiaries”) and (4) the Company, on a consolidated basis.

	As of June 30, 2009
	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated
	(Amounts in thousands)

BALANCE SHEET
Assets
Cash and cash equivalents	$4,115	$81,583	$28,971	$—	$114,669
Restricted cash	—	9,895	—	—	9,895
Restricted investments	—	6,987	—	—	6,987
Accounts receivable, net	135	2,581	198,362	—	201,078
Investment in films and television programs, net	2	6,929	755,265	2,660	764,856
Property and equipment, net	—	13,567	27,393	—	40,960
Finite-lived intangible assets, net	—	—	77,981	—	77,981
Goodwill	10,173	—	369,284	—	379,457
Other assets	2,126	413,792	1,441	(331,422)	85,937
Investment in subsidiaries	300,968	762,890	—	(1,063,858)	—

	$317,519	$1,298,224	$1,458,697	$(1,392,620)	$1,681,820

Liabilities and Shareholders’ Equity (Deficiency)
Bank loans	$—	$255,000	$—	$—	$255,000
Accounts payable and accrued liabilities	945	18,855	158,830	(5,505)	173,125
Participations and residuals	165	409	337,006	(321)	337,259
Film and production obligations	69	—	301,038	—	301,107
Subordinated notes and other financing obligations	—	246,723	15,514	—	262,237
Mandatorily redeemable preferred stock units held by noncontrolling interest	—	—	85,508	—	85,508
Deferred revenue	—	325	129,597	—	129,922
Intercompany payables (receivables)	(141,307)	673,040	52,236	(583,969)	—
Intercompany equity	319,985	93,217	457,315	(870,517)	—
Shareholders’ equity (deficiency)	137,662	10,655	(78,347)	67,692	137,662

	$317,519	$1,298,224	$1,458,697	$(1,392,620)	$1,681,820

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended June 30, 2009
	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated
	(Amounts in thousands)

STATEMENT OF OPERATIONS
Revenues	$—	$13,496	$380,865	$(6,654)	$387,707
EXPENSES:
Direct operating	—	463	216,522	(3,926)	213,059
Distribution and marketing	—	407	84,585	(9)	84,983
General and administration	321	16,463	24,336	(1)	41,119
Depreciation and amortization	—	1,677	6,518	—	8,195

Total expenses	321	19,010	331,961	(3,936)	347,356

OPERATING INCOME (LOSS)	(321)	(5,514)	48,904	(2,718)	40,351

Other expenses (income):
Interest expense	—	9,137	1,572	—	10,709
Interest and other income	(31)	(405)	10	—	(426)
Gain on extinguishment of debt	—	(7,458)	—	—	(7,458)

Total other expenses (income)	(31)	1,274	1,582	—	2,825

INCOME (LOSS) BEFORE EQUITY INTERESTS AND INCOME TAXES	(290)	(6,788)	47,322	(2,718)	37,526
Equity interests income (loss)	36,639	40,161	(1,247)	(77,270)	(1,717)

INCOME (LOSS) BEFORE INCOME TAXES	36,349	33,373	46,075	(79,988)	35,809
Income tax provision (benefit)	—	83	1,254	—	1,337

NET INCOME (LOSS) BEFORE NONCONTROLLING INTEREST	36,349	33,290	44,821	(79,988)	34,472

Noncontrolling interest	—	—	1,877	—	1,877

NET INCOME (LOSS)	$36,349	$33,290	$46,698	$(79,988)	$36,349

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended June 30, 2009
	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated
	(Amounts in thousands)

STATEMENT OF CASH FLOWS NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(9,922)	$(128,782)	$(14,115)	$—	$(152,819)

INVESTING ACTIVITIES:
Investment in equity method investees	—	—	(14,924)	—	(14,924)
Decrease in loan receivables	—	8,333	—		8,333
Purchases of property and equipment	—	(356)	(2,672)	—	(3,028)

NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	—	7,977	(17,596)	—	(9,619)

FINANCING ACTIVITIES:
Tax withholding requirements on equity awards	(417)	—	—	—	(417)
Proceeds from the sale of 49% interest in TV Guide	—	113,426	8,929		122,355
Increase in production obligations	—	—	83,226		83,226
Repayment of production obligations	—	—	(68,031)		(68,031)
Repayment of other financing obligations		—	(201)		(201)

NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	(417)	113,426	23,923	—	136,932

NET CHANGE IN CASH AND CASH EQUIVALENTS	(10,339)	(7,379)	(7,788)	—	(25,506)

FOREIGN EXCHANGE EFFECTS ON CASH	1,201	—	499	—	1,700
CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	13,253	88,962	36,260	—	138,475

CASH AND CASH EQUIVALENTS — END OF PERIOD	$4,115	$81,583	$28,971	$—	$114,669

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of March 31, 2009
	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated
	(Amounts in thousands)

BALANCE SHEET
Assets
Cash and cash equivalents	$13,253	$88,962	$36,260	$—	$138,475
Restricted cash	—	10,056	—	—	10,056
Restricted investments	—	6,987	—	—	6,987
Accounts receivable, net	113	3,737	223,160	—	227,010
Investment in films and television programs, net	2	6,761	695,653	351	702,767
Property and equipment, net	—	15,014	27,401	—	42,415
Finite-lived intangible assets, net	—	—	78,904	—	78,904
Goodwill	10,173	—	369,229	—	379,402
Other assets	1,608	413,484	1,812	(335,670)	81,234
Investment in subsidiaries	105,374	753,565	—	(858,939)	—

	$130,523	$1,298,566	$1,432,419	$(1,194,258)	$1,667,250

Liabilities and Shareholders’
Equity (Deficiency)
Bank loans	$—	$255,000	$—	$—	$255,000
Accounts payable and accrued liabilities	821	12,289	257,451	—	270,561
Participations and residuals	152	472	371,251	(18)	371,857
Film and production obligations	63	—	304,462	—	304,525
Subordinated notes and other financing obligations	—	265,805	15,716	—	281,521
Deferred revenue	—	385	141,708	—	142,093
Intercompany payables (receivables)	(182,316)	672,480	(73,947)	(416,217)	—
Intercompany equity	319,985	93,217	574,579	(987,781)	—
Shareholders’ equity (deficiency)	(8,182)	(1,082)	(158,801)	209,758	41,693

	$130,523	$1,298,566	$1,432,419	$(1,194,258)	$1,667,250

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended June 30, 2008
	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated
	(Amounts in thousands)

STATEMENT OF OPERATIONS
Revenues	$416	$4,780	$300,365	$(7,102)	$298,459
EXPENSES:
Direct operating	416	4	147,553	(289)	147,684
Distribution and marketing	—	—	98,677	298	98,975
General and administration	307	22,250	15,750	1	38,308
Depreciation and amortization	—	—	1,386	—	1,386

Total expenses	723	22,254	263,366	10	286,353

OPERATING INCOME (LOSS)	(307)	(17,474)	36,999	(7,112)	12,106

Other expenses (income):
Interest expense	—	7,541	346	—	7,887
Interest and other income	(55)	(1,856)	(243)	(1)	(2,155)

Total other expenses (income)	(55)	5,685	103	(1)	5,732

INCOME (LOSS) BEFORE EQUITY INTERESTS AND INCOME TAXES	(252)	(23,159)	36,896	(7,111)	6,374
Equity interests income (loss)	3,788	25,527	(1,065)	(30,436)	(2,186)

INCOME (LOSS) BEFORE INCOME TAXES	3,536	2,368	35,831	(37,547)	4,188
Income tax provision (benefit)	17	—	731	(79)	669

NET INCOME (LOSS)	$3,519	$2,368	$35,100	$(37,468)	$3,519

LIONS GATE ENTERTAINMENT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended June 30, 2008
	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated
	(Amounts in thousands)

STATEMENT OF CASH FLOWS
NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	$13,891	$(153,586)	$(10,122)	$—	$(149,817)

INVESTING ACTIVITIES:
Investment in equity method investees	—	(8,571)	(2,523)	—	(11,094)
Increase in loan receivables	—	(3,100)	—	—	(3,100)
Purchases of property and equipment	—	(2,218)	(61)	—	(2,279)

NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	—	(13,889)	(2,584)	—	(16,473)

FINANCING ACTIVITIES:
Exercise of stock options	825	—	—	—	825
Tax withholding requirements on equity awards	(1,113)	—	—	—	(1,113)
Repurchases of common shares	(16,420)	—	—	—	(16,420)
Increase in production obligations	—	—	70,545	—	70,545
Repayment of production obligations	—	—	(28,505)	—	(28,505)

NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	(16,708)	—	42,040	—	25,332

NET CHANGE IN CASH AND CASH EQUIVALENTS	(2,817)	(167,475)	29,334	—	(140,958)

FOREIGN EXCHANGE EFFECTS ON CASH	59	—	(100)	—	(41)
CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	4,474	350,581	16,534	—	371,589

CASH AND CASH EQUIVALENTS — END OF PERIOD	$1,716	$183,106	$45,768	$—	$230,590

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

In order to maximize our profit, we attempt to maintain a disciplined approach to acquisition, production and distribution of projects by balancing our financial risks against the probability of commercial success for each project. A key element of this strategy is to invest in or acquire individual properties, including films and television programs, libraries, and entertainment studios and companies, which enhance our competitive position in the industry, generate significant long-term returns and build a diversified foundation for future growth. As part of this strategy, we have acquired, integrated and/or consolidated into our business the following:

•	TV Guide Network, one of the 30 most widely distributed general entertainment cable networks in the U.S., including TV Guide Network On Demand and TV Guide Online (www.tvguide.com), a leading online navigational tool and provider of television listings and video and other entertainment content (acquired in February 2009 and sold a 49% interest in May 2009);

•	Mandate Pictures, LLC (“Mandate Pictures”), a worldwide independent film producer, financier and distributor (acquired in September 2007);

•	Maple Pictures Corp. (“Maple Pictures”), a Canadian film, television and home video distributor (effective July 2007);

•	Debmar-Mercury, LLC (“Debmar-Mercury”), a leading independent syndicator of film and television packages (acquired in July 2006);

•	Redbus Film Distribution Ltd. and Redbus Pictures (collectively, “Redbus” and currently, Lions Gate UK Ltd. (“Lionsgate UK”)), an independent UK film distributor, which provides us the ability to self-distribute our motion pictures in the UK and Ireland and included the acquisition of the Redbus library of approximately 130 films (acquired in October 2005);

•	Certain of the film assets and accounts receivable of Modern Entertainment, Ltd., a licensor of film rights to DVD distributors, broadcasters and cable networks (acquired in August 2005);

•	Artisan Entertainment, Inc. (“Artisan Entertainment”), a diversified motion picture, family and home entertainment company (acquired in December 2003); and

•	Trimark Holdings, Inc., a worldwide distributor of entertainment content (acquired in October 2000).

As part of this strategy, we also have acquired ownership interests in the following:

•	Horror Entertainment, LLC (“FEARnet”), a multiplatform programming and content service provider (acquired in October 2006);

•	NextPoint, Inc. (“Break.com”), an online video entertainment service provider (acquired in June 2007);

•	Roadside Attractions, LLC (“Roadside”), an independent theatrical distribution company (acquired in July 2007);

•	Elevation Sales Limited (“Elevation”), a UK based home entertainment distributor (acquired in July 2007); and

•	Studio 3 Partners LLC (“EPIX”), a joint venture entered into to create a premium television channel and subscription video-on-demand service (entered into in April 2008).

Our revenues are derived from the following business segments:

•	Motion Pictures, which includes “Theatrical,” “Home Entertainment,” “Television,” “International,” and “Mandate Pictures.”

Theatrical revenues are derived from the theatrical release of motion pictures in the U.S. and Canada which are distributed to theatrical exhibitors on a picture by picture basis. The financial terms that we negotiate with our theatrical exhibitors generally provide that we receive a percentage of the box office results and are negotiated on a picture by picture basis.

Home Entertainment revenues consist of the sale or rental of packaged media (i.e., DVD and Blu-ray) and electronic media (i.e., electronic-sell through or “EST”) of our own productions and acquired films, including theatrical releases and direct-to-video releases, to retail stores and through digital media platforms. In addition, we have revenue sharing arrangements with certain rental stores which generally provide that in exchange for a nominal or no upfront sales price we share in the rental revenues generated by each such store on a title by title basis.

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

•	Television Production, which includes the licensing and syndication to domestic and international markets of one-hour and half-hour drama series, television movies and mini-series and non-fiction programming, and revenues from the sale of home entertainment product (i.e., packaged media and EST) consisting of television production movies or series.

•	Media Networks, which consists of TV Guide Network, one of the 30 most widely distributed general entertainment cable networks in the U.S., including TV Guide Network On Demand, and TV Guide Online (www.tvguide.com), an online navigational tool and provider of television listings and video and other entertainment content (acquired in February 2009 and sold a 49% interest in May 2009). Media Networks includes distribution revenue from multi-system cable operators and digital broadcast satellite providers (distributors generally pay a per subscriber fee for the right to distribute programming) and advertising revenue from the sale of advertising on its television channel and related online media platforms.

Our primary operating expenses include the following:

•	Direct Operating Expenses, which include amortization of film and television production or acquisition costs, participation and residual expenses and provision for doubtful accounts. Participation costs represent contingent consideration payable based on the performance of the film to parties associated with the film, including producers, writers, directors or actors, etc. Residuals represent amounts payable to various unions or “guilds” such as the Screen Actors Guild, Directors Guild of America, and Writers Guild of America, based on the performance of the film in certain ancillary markets or based on the individual’s (i.e., actor, director, writer) salary level in the television market.

•	Distribution and Marketing Expenses, which primarily include the costs of theatrical “prints and advertising” (“P&A”) and of DVD/Blu-ray duplication and marketing. Theatrical P&A represents the costs of the theatrical prints delivered to theatrical exhibitors and advertising includes the advertising and marketing cost associated with the theatrical release of the picture. DVD/Blu-ray duplication represents the cost of the

DVD/Blu-ray product and the manufacturing costs associated with creating the physical products. DVD/Blu-ray marketing costs represent the cost of advertising the product at or near the time of its release or special promotional advertising.

•	General and Administration Expenses, which include salaries and other overhead.

Recent Developments

Theatrical Slate Participation.  On May 29, 2009, the Company terminated its theatrical slate participation arrangement with Pride Pictures, LLC (“Pride”), an unrelated entity. Under the arrangement, Pride contributed, in general, 50% of our production, acquisition, marketing and distribution costs of theatrical feature films and participated in a pro rata portion of the pictures’ net profits or losses similar to a co-production arrangement based on the portion of costs funded. Amounts provided from Pride were reflected as a participation liability. In late 2008, the administrative agent for the senior lenders under Pride’s senior credit facility took the position, among others, that the senior lenders did not have an obligation to continue to fund under the senior credit facility because the conditions precedent to funding set forth in the senior credit facility could not be satisfied. The Company was not a party to the credit facility. Consequently, Pride did not purchase the pictures The Spirit, My Bloody Valentine 3-D and Madea Goes To Jail. Thereafter, on April 20, 2009, after failed attempts by us to facilitate a resolution, we gave LG Film Finance I, LLC (“FilmCo”) and Pride notice that FilmCo, through Pride’s failure to make certain capital contributions, was in default of the Master Picture Purchase Agreement. On May 5, 2009, the representative for the Pride equity and the Pride mezzanine investor responded that the required amount was fully funded and that it had no further obligations to make any additional capital contributions. Consequently, on May 29, 2009, we gave notice of termination of the Master Picture Purchase Agreement.

Refinancing Exchange.  On April 20, 2009, Lions Gate Entertainment Inc. (“LGEI”) entered into Refinancing Exchange Agreements (the “Refinancing Exchange Agreements”) with certain existing holders of the February 2005 3.625% Notes. Pursuant to the terms of the Refinancing Exchange Agreements, holders of the February 2005 3.625% Notes exchanged approximately $66.6 million aggregate principal amount of the February 2005 3.625% Notes for new 3.625% convertible senior subordinated notes (“April 2009 3.625% Notes”) in the same aggregate principal amount under a new indenture entered into by LGEI, the Company, as guarantor, and an indenture trustee thereunder.

April 2009 3.625% Notes.  As discussed above, in April 2009, LGEI issued approximately $66.6 million of 3.625% Convertible Senior Subordinated Notes (the “April 2009 3.625% Notes”). The Company will pay interest on the April 2009 3.625% Notes on March 15 and September 15 of each year. The April 2009 3.625% Notes will mature on March 15, 2025. On or after March 15, 2015, the Company may redeem the April 2009 3.625% Notes, in whole or in part, at a price equal to 100% of the principal amount of the April 2009 3.625% Notes to be redeemed, plus accrued and unpaid interest and additional interest, if any, to, but excluding, the date of redemption.

The holder may require LGEI to repurchase the April 2009 3.625% Notes on March 15, 2015, 2018 and 2023 or upon a “designated event,” at a price equal to 100% of the principal amount of the April 2009 3.625% Notes to be repurchased plus accrued and unpaid interest. Under certain circumstances, if the holder requires LGEI to repurchase all or a portion of their notes upon a change in control, they will be entitled to receive a make whole premium. The amount of the make whole premium, if any, will be based on the price of the Company’s common shares on the effective date of the change in control. No make whole premium will be paid if the price of the Company’s common shares at such time is less than $5.36 per share or exceeds $50.00 per share.

The April 2009 3.625% Notes may be converted into common shares of the Company at any time before maturity, redemption or repurchase. In addition, under certain circumstances upon a “change in control”, the holders of the April 2009 3.625% Notes will be entitled to receive a make whole premium. The initial conversion rate of the April 2009 3.625% Notes is 121.2121 common shares per $1,000 principal amount of the April 2009 3.625% Notes, subject to adjustment in certain circumstances, which represents a conversion price of approximately $8.25 per share. Upon conversion of the April 2009 3.625% Notes, the Company has the option to deliver, in lieu of common shares, cash or a combination of cash and common shares of the Company.

TV Guide Network Acquisition.  In January 2009, the Company entered into an Equity Purchase Agreement (the “Equity Purchase Agreement”) with Gemstar-TV Guide International, Inc. (“Gemstar”), TV Guide

Entertainment Group, Inc. (“TVGE”), its parent company, UV Corporation and Macrovision Solutions Corporation (“Macrovision”), the ultimate parent company of Gemstar, TVGE and UV Corporation, for the purchase by the Company from UV Corporation of all of the issued and outstanding equity interests of TVGE. In connection with the transaction, Gemstar and its subsidiaries transferred, assigned and licensed to the Company certain assets related to TV Guide Network, one of the 30 most widely distributed general entertainment cable networks in the U.S., and related assets, including TV Guide Network On Demand, and TV Guide Online (www.tvguide.com), a leading online navigational tool and provider of television listings and video and other entertainment content. The acquisition closed February 28, 2009. The Company paid approximately $241.6 million for all of the equity interest of TV Guide Network, assumed a capital lease obligation of $12.1 million in liabilities and incurred approximately $1.7 million in direct transaction costs (paid to lawyers, accountants and other consultants).

The acquisition was accounted for as a purchase, with the results of operations of TV Guide Network consolidated from February 28, 2009. Goodwill of $155.2 million represents the excess of purchase price over the preliminary estimate of fair value of the tangible and intangible assets acquired and liabilities assumed.

Sale of Noncontrolling Interest in TV Guide Network.  On May 28, 2009, the Company entered into a Purchase Agreement (the “Purchase Agreement”) with One Equity Partners (“OEP”), the global private equity investment arm of JPMorgan Chase, pursuant to which OEP purchased 49% of the Company’s interest in TV Guide Network and TV Guide.com (collectively “TV Guide Network”) for approximately $122.4 million in cash. In addition, OEP reserved the option of buying another 1% of TV Guide Network under certain circumstances. The arrangement contains joint control rights, as evidenced in an Operating Agreement as well as certain transfer restrictions and exit rights.

CRITICAL ACCOUNTING POLICIES

The application of the following accounting policies, which are important to our financial position and results of operations, requires significant judgments and estimates on the part of management. As described more fully below, these estimates bear the risk of change due to the inherent uncertainty attached to the estimate. For example, accounting for films and television programs requires the Company to estimate future revenue and expense amounts which, due to the inherent uncertainties involved in making such estimates, are likely to differ to some extent from actual results. For a summary of all of our accounting policies, including the accounting policies discussed below, see Note 2 to our March 31, 2009 audited consolidated financial statements.

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

Business Acquisitions.  The Company accounts for its business acquisitions as a purchase, whereby the purchase price is allocated to the assets acquired and liabilities assumed based on their estimated fair value. The excess of the purchase price over estimated fair value of the net identifiable assets is allocated to goodwill. Determining the fair value of assets and liabilities requires various assumptions and estimates. These estimates and assumptions are refined with adjustments recorded to goodwill as information is gathered and final appraisals are completed over the allocation period allowed under SFAS No. 141(R). The changes in these estimates could impact the amount of assets, including goodwill and liabilities, ultimately recorded in our balance sheet and could impact our operating results subsequent to such acquisition. We believe that our estimates have been materially accurate in the past.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 changes the accounting and reporting for minority interests, which are recharacterized as noncontrolling interests and classified as a component of equity. This new consolidation method significantly changes the accounting for transactions with noncontrolling interest holders. We adopted SFAS No. 160 beginning in the first quarter of fiscal 2010 (see Note 10).

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). FSP APB 14-1 specifies that issuers of convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. We adopted FSP APB 14-1 beginning in the first quarter of fiscal 2010 (see Note 8).

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”). SFAS No. 165 is effective for financial statements ending after June 15, 2009. SFAS No. 165 establishes general standards of accounting for and disclosure of subsequent events that occur after the balance sheet date. Entities are also required to disclose the date through which subsequent events have been evaluated and the basis for that date. The Company has adopted SFAS No. 165 beginning in the first quarter of fiscal 2010 and has evaluated subsequent events through the date of issuance, August 10, 2009, resulting in no impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”). This Statement amends FIN No. 46(R) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity (“VIE”). This analysis identifies the primary beneficiary of a VIE as the enterprise that has both of the following characteristics, among others: (a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (b) the obligation to absorb losses of the entity, or the right to receive benefits from the entity, that could potentially be significant to the VIE. If an enterprise determines that power is shared among multiple unrelated parties such that no one party has the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance, then no party is the primary beneficiary. Power is shared if each of the parties sharing power are required to consent to the decisions relating to the activities that most significantly impact the VIE’s performance. The provisions of SFAS No. 167 will become effective for the Company beginning in fiscal 2011. The Company is currently evaluating the impact the provisions of SFAS No. 167 will have on the Company’s VIEs.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (a replacement of FASB Statement No. 162) (“SFAS No. 168). This standard establishes the FASB Accounting Standards Codification as the source of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements. The provisions of SFAS No. 168 will be applied prospectively beginning in the second quarter of fiscal 2010 and will have no impact on the Company’s consolidated financial statements.

Results of Operations

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

Consolidated revenues this quarter of $387.7 million increased $89.2 million, or 29.9%, compared to $298.5 million in the prior year’s quarter. Motion pictures revenue of $272.7 million this quarter increased $15.3 million, or 5.9%, compared to $257.4 million in the prior year’s quarter. Television production revenues of $87.2 million this quarter increased $46.1 million, or 112.2%, compared to $41.1 million in the prior year’s quarter. Media Networks revenue was $27.8 million for the current quarter, as compared to nil in the prior year’s quarter.

Our largest component of revenue comes from home entertainment. The following table sets forth total home entertainment revenue for both the Motion Pictures and Television Production reporting segments for the three months ended June 30, 2009 and 2008:

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,	Increase (Decrease)
	2009	2008	Amount	Percent
	(Amounts in millions)

Home Entertainment Revenue
Motion Pictures	$141.2	$152.2	$(11.0)	(7.2)%
Television Production	9.8	8.2	1.6	19.5%

	$151.0	$160.4	$(9.4)	(5.9)%

Motion Pictures Revenue

The following table sets forth the components of revenue and the changes in these components for the motion pictures reporting segment for the three-month periods ended June 30, 2009 and 2008:

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,	Increase (Decrease)
	2009	2008	Amount	Percent
	(Amounts in millions)

Motion Pictures
Theatrical	$22.7	$30.5	$(7.8)	(25.6)%
Home Entertainment	141.2	152.2	(11.0)	(7.2)%
Television	20.6	28.9	(8.3)	(28.7)%
International	32.5	34.3	(1.8)	(5.2)%
Mandate Pictures	53.1	8.5	44.6	NM
Other	2.6	3.0	(0.4)	(13.3)%

	$272.7	$257.4	$15.3	5.9%

NM - Percentage not meaningful

The following table sets forth the titles contributing significant motion pictures revenue for the three-month periods ended June 30, 2009 and 2008:

Three Months Ended June 30,
2009		2008
	Theatrical and DVD		Theatrical and DVD
Title	Release Date	Title	Release Date

Theatrical:		Theatrical:
Crank: High Voltage	April 2009	The Forbidden Kingdom	April 2008
The Haunting in Connecticut	March 2009	Meet the Browns	March 2008
Madea Goes to Jail	February 2009	The Bank Job	March 2008
Home Entertainment:		Home Entertainment:
Madea Goes to Jail	June 2009	The Eye	June 2008
My Bloody Valentine 3-D	May 2009	Witless Protection	June 2008
New In Town	May 2009	Bella	May 2008
The Spirit	April 2009	Rambo	May 2008
Transporter 3	March 2009	3:10 to Yuma	January 2008

Television:	Television:

Bangkok Dangerous	3:10 to Yuma
Disaster Movie	Bratz: The Movie
My Best Friend’s Girl	Good Luck Chuck
Saw V	Saw IV
The Family That Preys	War
W.
International:	International:
My Best Friend’s Girl	Saw IV
My Bloody Valentine 3-D	The Eye
Saw V
Mandate Pictures:	Mandate Pictures:
Drag Me To Hell	30 Days of Night
Juno	Harold and Kumar Escape from Guantanamo Bay
Passengers	Juno
Messengers
Passengers

Theatrical revenue of $22.7 million decreased $7.8 million, or 25.6%, in this quarter as compared to the prior year’s quarter due to the performance of the significant titles listed above. In this quarter, the titles listed in the above table as contributing significant theatrical revenue represented individually between 7% and 60% of total theatrical revenue and, in the aggregate, approximately 94%, or $21.2 million of total theatrical revenue. In the prior year’s quarter, the titles listed in the above table as contributing significant theatrical revenue represented individually between 7% and 79% of total theatrical revenue and, in the aggregate, approximately 97%, or $29.6 million of total theatrical revenue.

Home entertainment revenue of $141.2 million decreased $11.0 million, or 7.2%, in this quarter as compared to the prior year’s quarter. The titles listed above as contributing significant home entertainment revenue in the current quarter represented individually between 2% to 18% of total home entertainment revenue and, in the aggregate, 50%, or $71.1 million of total home entertainment revenue for the quarter. In the prior year’s quarter, the titles listed above as contributing significant home entertainment revenue represented individually between 2% to 25% of total home entertainment revenue and, in the aggregate, 49%, or $73.9 million of total home entertainment revenue for the quarter. In the current quarter $70.1 million, or 50%, of total home entertainment revenue was contributed by titles that individually make up less than 2% of total home entertainment revenue, and in the prior year’s quarter this amounted to $78.3 million, or 51%, of total home entertainment revenue.

Television revenue included in motion pictures revenue of $20.6 million in this quarter decreased $8.3 million, or 28.7%, compared to the prior year’s quarter. In this quarter, the titles listed above as contributing significant television revenue represented individually between 7% to 12% of total television revenue and, in the aggregate, 54% or $11.2 million of total television revenue for the quarter. In the prior year’s quarter the titles listed above as contributing significant television revenue represented individually between 6% to 15% of total television revenue and, in the aggregate, 55%, or $16.0 million of total television revenue for the quarter. In the current quarter, $9.4 million, or 46%, of total television revenue was contributed by titles that individually make up less than 5% of total television revenue, and in the prior year’s quarter, this amounted to $12.9 million, or 45%, of total television revenue for the year.

International revenue of $32.5 million decreased $1.8 million, or 5.2%, in this quarter as compared to the prior year’s quarter. Lionsgate UK contributed $15.0 million, or 46.2% of international revenue in the current quarter, which included revenues from Drag Me To Hell, My Bloody Valentine 3-D, and The Spirit, compared to $16.1 million, or 46.9%, of total international revenue in the prior year’s quarter. In this quarter, the titles listed in the table above as contributing significant international revenue, excluding revenue generated from these titles by Lionsgate UK, represented individually between 4% to 14% of total international revenue and, in the aggregate, 26%, or $8.4 million, of total international revenue for the quarter. In the prior year’s quarter the titles listed in the table above as contributing significant revenue represented individually between 10% to 14% of total international revenue and, in the aggregate, 25%, or $8.4 million, of total international revenue for the quarter.

Mandate Pictures revenue includes revenue from the sales and licensing of domestic and worldwide rights of titles developed or acquired by Mandate Pictures to third-party distributors or international sub-distributors. International revenue, other than international revenue from Liongate UK, from Mandate Pictures titles is included in the Mandate Pictures revenue in the table above. In the current quarter, Mandate Pictures revenue amounted to $53.1 million, as compared to $8.5 million in the prior year’s quarter. In this quarter, the titles listed in the table above as contributing significant Mandate Pictures revenue represented individually between 6% and 76% of total Mandate Pictures revenue and, in the aggregate, 95%, or $50.3 million of total Mandate Pictures revenue for the year. In the prior year’s quarter, the titles listed in the table above as contributing significant Mandate Pictures revenue represented individually between 7% and 27% of total Mandate Pictures revenue and, in the aggregate, 82%, or $7.0 million of total Mandate Pictures revenue for the quarter.

Television Production Revenue

The following table sets forth the components and the changes in the components of revenue that make up television production revenue for the three-month periods ended June 30, 2009 and 2008:

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,	Increase (Decrease)
	2009	2008	Amount	Percent
	(Amounts in millions)

Television Production
Domestic series licensing	$64.1	$27.1	$37.0	136.5%
International	13.2	5.8	7.4	127.6%
Home entertainment releases of television production	9.8	8.2	1.6	19.5%
Other	0.1	—	0.1	100.0%

	$87.2	$41.1	$46.1	112.2%

The following table sets forth the components of revenue that make up domestic series licensing revenue for the three-month periods ended June 30, 2009 and 2008:

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,	Increase (Decrease)
	2009	2008	Amount	Percent
	(Amounts in millions)

Domestic series licensing
Lionsgate Television	$31.4	$13.5	$17.9	132.6%
Debmar-Mercury	20.5	13.6	6.9	50.7%
Ish Entertainment	12.2	—	12.2	100.0%

	$64.1	$27.1	$37.0	136.5%

Revenues included in domestic series licensing from Lionsgate Television of $31.4 million increased by $17.9 million, or 132.6%, in this quarter compared to $13.5 million in the prior year’s quarter, due to seven more episodes of programming delivered in the current quarter compared to the prior year’s quarter.

The following table sets forth the number of television episodes and hours delivered by Lionsgate Television in the three months ended June 30, 2009 and 2008, respectively, excluding television episodes delivered by the Company’s television syndication subsidiary, Debmar-Mercury and by our reality television venture with Ish Entertainment Inc. (“Ish”):

		Three Months				Three Months
		Ended				Ended
		June 30,				June 30,
		2009				2008
		Episodes	Hours			Episodes	Hours

Weeds Season 5	1/2hr	6	3.0	Fear Itself	1hr	5	5.0
Nurse Jackie Season 1	1/2hr	12	6.0	Made Men Season 2	1hr	2	2.0
				Weeds Season 4	1/2hr	4	2.0

		18	9.0			11	9.0

Revenues included in domestic series licensing from Debmar-Mercury increased $6.9 million to $20.5 million in the current quarter, from $13.6 million in the prior year’s quarter, primarily due to increased revenue from the television series House of Payne, Meet the Browns and South Park.

Revenues included in domestic series licensing from the Company’s reality television venture with Ish, of $12.2 million in the current quarter resulted from the production of the domestic series Paris Hilton’s My New BFF and My Antonio, as compared to nil in the prior year’s quarter.

International revenue of $13.2 million increased by $7.4 million in the current quarter mainly due to international revenue from Crash TV Series Season 1, Dead Zone, Paris Hilton’s My New BFF, and Scream Queens, compared to international revenue of $5.8 million in the prior year’s quarter from Kill Point, Mad Men Season 1 and Wildfire Season 4.

The increase in revenue from home entertainment releases of television production is primarily driven by DVD/Blu-Ray revenue from Weeds Seasons 3 and 4.

Media Networks Revenue

Media Networks revenue for the three months ended June 30, 2009 and 2008 are $27.8 million and nil, respectively. The acquisition of TV Guide Network occurred on February 28, 2009.

Direct Operating Expenses

The following table sets forth direct operating expenses by segment for the three months ended June 30, 2009 and 2008:

	Three Months Ended				Three Months Ended
	June 30, 2009				June 30, 2008
	Motion	Television	Media		Motion	Television
	Pictures	Production	Networks	Total	Pictures	Production	Total
	(Amounts in millions)

Direct operating expenses
Amortization of films and television programs	$90.2	$53.7	$10.1	$154.0	$47.4	$21.6	$69.0
Participation and residual expense	39.9	17.0	—	56.9	67.0	11.1	78.1
Other expenses	1.9	0.4	(0.1)	2.2	0.4	0.2	0.6

	$132.0	$71.1	$10.0	$213.1	$114.8	$32.9	$147.7

Direct operating expenses as a percentage of segment revenues	48.4%	81.5%	36.0%	55.0%	44.6%	80.0%	49.5%

Direct operating expenses of the motion pictures segment of $132.0 million for this quarter were 48.4% of motion pictures revenue, compared to $114.8 million, or 44.6% of motion pictures revenue for the prior year’s quarter. The increase in direct operating expense of the motion pictures segment in the current quarter as a percent of revenue is primarily due to the higher Mandate Pictures revenue in relation to total motion pictures revenue. Direct operating expenses of Mandate Pictures are higher in relation to revenue as compared to the rest of the motion pictures segment, however Mandate Pictures does not incur significant distribution and marketing expenses. Investment in film write-downs of the motion picture segment totaled approximately $2.9 million for the current quarter, compared to $4.7 million for the prior year’s quarter. In the current quarter, there were no write-downs that individually exceeded $1.0 million. In the prior year’s quarter, approximately $4.2 million of the write down related to the change in the release strategy of one motion picture that was completed in the prior year’s quarter. Other expenses consists of the provision for doubtful accounts and foreign exchange losses.

Direct operating expenses of the television production segment of $71.1 million for this quarter were 81.5% of television production revenue, compared to $32.9 million, or 80.0% of television production revenue for the prior year’s quarter. In the current quarter, $1.0 million of charges for write-downs of television film costs were included in the amortization of television programs, compared to $1.8 million in the prior year’s quarter. Included in the charges in the prior year’s quarter was a write-down of $1.1 million associated with a television series.

Direct operating expenses of the media networks segment of $10.0 million for the current quarter consists primarily of programming expenses associated with the production of such programs as Idol Tonight and Hollywood 411.

Distribution and Marketing Expenses

The following table sets forth distribution and marketing expenses by segment for the three months ended June 30, 2009 and 2008:

	Three Months Ended				Three Months Ended
	June 30, 2009				June 30, 2008
	Motion	Television	Media		Motion	Television
	Pictures	Production	Networks	Total	Pictures	Production	Total
			(Amounts in millions)

Distribution and marketing expenses
Theatrical	$12.5	$0.2	$—	$12.7	$21.7	$—	$21.7
Home Entertainment	51.7	3.2	—	54.9	60.3	3.1	63.4
Television	0.6	2.1	—	2.7	0.8	0.6	1.4
International	9.7	1.5	—	11.2	10.0	1.3	11.3
Media Networks	—	—	3.0	3.0	—	—	—
Other	0.4	0.1	—	0.5	1.1	0.1	1.2

	$74.9	$7.1	$3.0	$85.0	$93.9	$5.1	$99.0

The majority of distribution and marketing expenses relate to the motion pictures segment. Theatrical prints and advertising (“P&A”) in the motion pictures segment in the current quarter of $12.5 million decreased $9.2 million, or 42.4%, compared to $21.7 million in the prior year’s quarter. Domestic theatrical P&A from the motion pictures segment in this quarter included P&A incurred on the release of Crank: High Voltage and The Haunting in Connecticut, and P&A incurred in advance of the release of titles such as Gamer, Precious, and I Can Do Bad All By Myself, which individually represented between 6% and 58% of total theatrical P&A and in the aggregate accounted for 88% of the total theatrical P&A. Domestic theatrical P&A from the motion pictures segment in the prior year’s quarter included P&A incurred on the release of The Forbidden Kingdom, and P&A incurred in advance of the release of titles such as My Best Friend’s Girl, Bangkok Dangerous, Disaster Movie, and The Spirit, which individually represented between 5% and 66% of total theatrical P&A and in the aggregate accounted for 95% of the total theatrical P&A.

Home entertainment distribution and marketing costs on motion pictures and television product in this quarter of $54.9 million decreased $8.5 million, or 13.4%, compared to $63.4 million in the prior year’s quarter. The decrease in home entertainment distribution and marketing costs is mainly due to the decrease in revenue in the current quarter as compared to the prior year’s quarter, respectively. Home entertainment distribution and marketing costs as a percentage of home entertainment revenues was 36.4% and 39.5% in the current quarter and prior year’s quarter, respectively.

International distribution and marketing expenses in this quarter includes $8.6 million of distribution and marketing costs from Lionsgate UK, compared to $9.0 million in the prior year’s quarter.

Media Networks includes transmission and marketing and promotion expenses.

General and Administrative Expenses

The following table sets forth general and administrative expenses by segment for the three months ended June 30, 2009 and 2008:

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,	Increase (Decrease)
	2009	2008	Amount	Percent
		(Amounts in millions)

General and Administrative Expenses
Motion Pictures	$11.5	$13.1	$(1.6)	(12.2)%
Television Production	2.1	2.7	(0.6)	(22.2)%
Media Networks	10.7	—	10.7	100.0%
Corporate	16.8	22.5	(5.7)	(25.3)%

	$41.1	$38.3	$2.8	7.3%

General and administrative expenses as a percentage of revenue	10.6%	12.8%

The following table sets forth the change in general and administrative expenses for the motion pictures reporting segment for the three months June 30, 2009 and 2008:

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,	Increase
	2009	2008	(Decrease)
	(In millions)

General and Administrative Expenses Motion Pictures
Mandate Pictures (acquired September 2007)	$1.6	$1.4	$0.2
Maple Pictures (consolidated July 2007)	1.9	1.2	0.7
Lionsgate UK	1.2	1.6	(0.4)
Salaries and related expenses	7.1	7.0	0.1
Other overhead	1.7	3.4	(1.7)
Capitalized film production costs	(2.0)	(1.5)	(0.5)

	$11.5	$13.1	$(1.6)

Capitalized film production costs, which increased $0.5 million in the current quarter, compared to $1.5 million in the prior year’s quarter, consisted of additional salaries and related costs and other general overhead costs directly attributable to motion picture productions.

The decrease in general and administrative expenses of the television production segment of $0.6 million is due to a slight decrease in general and administrative expenses related to Debmar-Mercury and increased capitalized overhead associated with increased production activity. In the current quarter, $1.4 million of television production overhead was capitalized, of which $0.4 million was associated with productions of our reality television venture with Ish, compared to $1.0 million in the prior year’s quarter.

General and administrative expenses of the Media Networks segment of $10.7 million is primarily related to salaries and related expenses. General and administrative expenses of the Media Networks segment includes approximately $1.5 million of consulting and other professional fees associated with the transition and integration of the Media Networks business.

The decrease in Corporate general and administrative expenses of $5.7 million, or 25.3%, is due to a decrease in salaries and related expenses of $3.7 million, a decrease in professional and consulting fees of $1.1 million, and a decrease in other general overhead costs of $0.9 million. The decrease in professional and consulting fees is net of approximately $1.0 million in costs related to a shareholder activist matter. The decrease in salaries and related expenses was partially offset by an increase in stock-based compensation of $0.1 million.

The following table sets forth stock-based compensation expense for all reporting segments for the three months ended June 30, 2009 and 2008:

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,	Increase (Decrease)
	2009	2008	Amount	Percent
		(Amounts in millions)

Stock-Based Compensation Expense
Stock options	$0.8	$0.8	$—	0.0%
Restricted share units	2.9	2.6	0.3	11.5%
Stock appreciation rights	0.3	0.5	(0.2)	(40.0)%

	$4.0	$3.9	$0.1	2.6%

At June 30, 2009, as disclosed in Note 14 to the unaudited condensed consolidated financial statements, there were unrecognized compensation costs of approximately $19.0 million related to stock options and restricted share units previously granted, including annual installments of share grants that were subject to performance targets, which will be expensed over the remaining vesting periods. At June 30, 2009, 923,423 shares of restricted share units have been awarded to four key executive officers, the vesting of which will be subject to performance targets to be set annually by the Compensation Committee of the Board of Directors of the Company. These restricted share units will vest in three, four, and five annual installments assuming annual performance targets have been met. The fair value of the 923,423 shares whose future annual performance targets have not been set was $5.2 million, based on the market price of the Company’s common shares as of June 30, 2009. The market value will be remeasured when the annual performance criteria are set and the value will be expensed over the remaining vesting periods once it becomes probable that the performance targets will be satisfied.

Depreciation, Amortization and Other Expenses (Income)

Depreciation and amortization of $8.2 million this quarter increased $6.8 million from $1.4 million in the prior year’s quarter. The increase is primarily due to depreciation of tangible assets and amortization of intangible assets acquired in connection with the purchase of TV Guide Network. Estimated amortization expense, based on the preliminary allocation of the purchase price related to the acquisition of TV Guide Network, for each of the years ending March 31, 2010 through 2014 is approximately $7.9 million, $10.3 million, $7.6 million, $7.2 million, and $6.8 million, respectively.

Interest expense of $10.7 million this quarter increased $2.8 million, or 35.4%, from the prior year’s quarter of $7.9 million. The following table sets forth the components of interest expense for the three months ended June 30, 2009 and 2008:

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2009	2008
	(Amounts in millions)

Interest Expense
Cash Based:
Interest cost associated with credit facility	$1.8	$0.4
Contractual coupon rate on senior subordinated debentures	2.6	2.7
Other	0.6	0.3

	5.0	3.4

Non-Cash Based:
Amortization of discount on liability component of senior subordinated debentures	4.0	3.7
Amortization of deferred financing costs	0.7	0.8
Accretion of mandatorily redeemable preferred stock units and 10% non-cash dividend	1.0	—

	5.7	4.5

	$10.7	$7.9

Interest and other income was $0.4 million for the quarter ended June 30, 2009, compared to $2.2 million in the prior year’s quarter. Interest and other income this quarter was earned on the lower average cash balances and restricted investments held during the three months ended June 30, 2009 as compared to 2008.

Gain on extinguishment of debt was $7.5 million for the quarter ended June 30, 2009, resulting from the exchange of $66.6 million of the Company’s 3.625% convertible senior subordinated notes, compared to nil in the prior year’s quarter.

The Company’s equity interests in this quarter included a $0.1 million loss from the Company’s 33.33% equity interest in FEARnet, a loss of $0.4 million from the Company’s 42% equity interest in Break.com, a $0.1 million loss from the Company’s 43% equity interest in Roadside, and a $1.1 million loss from our 28.57% equity interest in EPIX. For the three months ended June 30, 2008, equity interests included a $1.1 million loss from the Company’s 33.33% equity interest in FEARnet, a loss of $0.8 million from the Company’s 42% equity interest in Break.com, and a $0.3 million loss from the Company’s 43% equity interest in Roadside.

We had an income tax expense of $1.3 million, or 3.7% of income before income taxes in the three months ended June 30, 2009, compared to an expense of $0.7 million, or 16.0% of income before income taxes in the three months ended June 30, 2008. The tax expense reflected in the current quarter is primarily attributable to U.S. and Canadian income taxes and foreign withholding taxes. Our actual annual effective tax rate will differ from the statutory federal rate as a result of several factors, including changes in the valuation allowance against net deferred tax assets, non-temporary differences, foreign income taxed at different rates, and state and local income taxes. Income tax loss carryforwards, subject to certain limitations that may prevent us from fully utilizing them, amount to approximately $133.2 million for U.S. federal income tax purposes available to reduce income taxes over twenty years, $147.3 million for U.S. state income tax purposes available to reduce income taxes over future years with varying expirations, $18.9 million for Canadian income tax purposes available to reduce income taxes over 20 years with varying expirations, $20.9 million for UK income tax purposes available indefinitely to reduce future income taxes and $2.4 million of Hong Kong loss carryforwards available indefinitely to reduce future income taxes.

At March 31, 2009, the Company had U.S. Alternative Minimum Tax (“AMT”) credit carryforwards of approximately $2.0 million available to reduce future federal income tax, which begin to expire in 2011.

Net income for the three months ended June 30, 2009 was $34.5 million, compared to net income for the three months ended June 30, 2008 of $3.5 million.

Net loss attributable to noncontrolling interest for the three months ended June 30, 2009 was $1.9 million, compared to nil for the three months ended June 30, 2008.

Net income attributable to Lions Gate Entertainment Corp. (“LGEC”) shareholders for the three months ended June 30, 2009 was $36.3 million, or basic net income per common share of $0.31 on 117.1 million weighted average common shares outstanding. Diluted net income per common share for the three months ended June 30, 2009 was $0.30 on 136.6 million weighted average common shares outstanding. This compares to net income attributable to LGEC for the three months ended June 30, 2008 of $3.5 million, or basic net income per common share of $0.03 on 118.4 million weighted average common shares outstanding. Diluted net income per common share for the three months ended June 30, 2008 was $0.03 on 121.1 million weighted average common shares outstanding.

Liquidity and Capital Resources

Our liquidity and capital resources are provided principally through cash generated from operations, issuance of subordinated notes, and our credit facility.

Amended Credit Facility.  In July 2008, we entered into an amended credit facility which provides for a $340 million secured revolving credit facility, of which $30 million may be utilized by two of our wholly owned foreign subsidiaries. The amended credit facility expires July 25, 2013 and bears interest at 2.25% over the “Adjusted LIBOR” rate. At June 30, 2009, we had borrowings of $255 million (March 31, 2009 — $255 million) under the credit facility. The availability of funds under the credit facility is limited by a borrowing base and also reduced by outstanding letters of credit, which amounted to $22.7 million at June 30, 2009. At June 30, 2009, there was $62.3 million available under the amended credit facility. We are required to pay a monthly commitment fee based upon 0.50% per annum on the total credit facility of $340 million less the amount drawn. This amended credit facility amends and restates our original $215 million credit facility. Obligations under the credit facility are secured by collateral (as defined) granted by us and certain of our subsidiaries, as well as a pledge of equity interests in certain of our subsidiaries. The amended credit facility contains a number of affirmative and negative covenants that, among other things, require us to satisfy certain financial covenants and restrict our ability to incur additional debt, pay dividends and make distributions, make certain investments and acquisitions, repurchase our stock and prepay certain indebtedness, create liens, enter into agreements with affiliates, modify the nature of its business, enter into sale-leaseback transactions, transfer and sell material assets and merge or consolidate. Under the credit facility, the Company may also be subject to an event of default upon a “change in control” (as defined in the credit facility) which, among other things, includes a person or group acquiring ownership or control in excess of 20% of our common stock.

October 2004 2.9375% Notes.  In October 2004, Lions Gate Entertainment Inc., the Company’s wholly-owned subsidiary, (“LGEI”) sold $150.0 million of 2.9375% Convertible Senior Subordinated Notes (the “October 2004 2.9375% Notes”). The Company received $146.0 million of net proceeds after paying placement agents’ fees from the sale of $150.0 million of the October 2004 2.9375% Notes. Interest on the October 2004 2.9375% Notes is payable semi-annually on April 15 and October 15. The October 2004 2.9375% Notes mature on October 15, 2024. From October 15, 2009 to October 14, 2010, LGEI may redeem the October 2004 2.9375% Notes at 100.839%; from October 15, 2010 to October 14, 2011, LGEI may redeem the October 2004 2.9375% Notes at 100.420%; and thereafter, LGEI may redeem the notes at 100%.

The holder may require LGEI to repurchase the October 2004 2.9375% Notes on October 15, 2011, 2014 and 2019 or upon a change in control at a price equal to 100% of the principal amount, together with accrued and unpaid interest through the date of repurchase. Under certain circumstances, if the holder requires LGEI to repurchase all or a portion of their notes upon a change in control, they will be entitled to receive a make whole premium. The amount of the make whole premium, if any, will be based on the price of the Company’s common shares on the effective date of the change in control. No make whole premium will be paid if the price of the Company’s common shares at such time is less than $8.79 per share or exceeds $50.00 per share.

The holder may convert the October 2004 2.9375% Notes into the Company’s common shares prior to maturity only if the price of the Company’s common shares issuable upon conversion of a note reaches a specified threshold over a specified period, the trading price of the notes falls below certain thresholds, the notes have been called for redemption, a change in control occurs or certain other corporate transactions occur. In addition, under certain circumstances, if the holder converts their notes upon a change in control, they will be entitled to receive a make whole premium. Before the close of business on or prior to the trading day immediately before the maturity date, if the notes have not been previously redeemed or repurchased, the holder may convert the notes into the Company’s common shares at a conversion rate equal to 86.9565 shares per $1,000 principal amount of the October 2004 2.9375% Notes, subject to adjustment in certain circumstances, which represents a conversion price of approximately $11.50 per share.

February 2005 3.625% Notes.  In February 2005, LGEI sold $175.0 million of 3.625% Convertible Senior Subordinated Notes (“February 2005 3.625% Notes”). The Company received $170.2 million of net proceeds after paying placement agents’ fees from the sale of $175.0 million of the February 2005 3.625% Notes. Interest on the February 2005 3.625% Notes is payable at 3.625% per annum semi-annually on March 15 and September 15 until March 15, 2012 and at 3.125% per annum thereafter until maturity on March 15, 2025. LGEI may redeem all or a portion of the February 2005 3.625% Notes at its option on or after March 15, 2012 at 100% of their principal amount, together with accrued and unpaid interest through the date of redemption.

The holder may require LGEI to repurchase the February 2005 3.625% Notes on March 15, 2012, 2015 and 2020 or upon a change in control at a price equal to 100% of the principal amount, together with accrued and unpaid interest through the date of repurchase. Under certain circumstances, if the holder requires LGEI to repurchase all or a portion of their notes upon a change in control, they will be entitled to receive a make whole premium. The amount of the make whole premium, if any, will be based on the price of the Company’s common shares on the effective date of the change in control. No make whole premium will be paid if the price of the Company’s common shares at such time is less than $10.35 per share or exceeds $75.00 per share.

The February 2005 3.625% Notes are convertible, at the option of the holder, at any time before the maturity date, if the notes have not been previously redeemed or repurchased, at a conversion rate equal to 70.0133 shares per $1,000 principal amount of the February 2005 3.625% Notes, subject to adjustment in certain circumstances, which represents a conversion price of approximately $14.28 per share. Upon conversion of the February 2005 3.625% Notes, the Company has the option to deliver, in lieu of common shares, cash or a combination of cash and common shares of the Company.

In December 2008, LGEI repurchased $9.0 million of the February 2005 3.625% Notes for $5.3 million plus $0.1 million in accrued interest, resulting in a gain of $3.0 million.

On April 20, 2009, LGEI entered into Refinancing Exchange Agreements with certain existing holders of the February 2005 3.625% Notes. Pursuant to the terms of the Refinancing Exchange Agreements, holders of the February 2005 3.625% Notes exchanged approximately $66.6 million aggregate principal amount of the February 2005 3.625% Notes for new 3.625% convertible senior subordinated notes (“April 2009 3.625% Notes”) in the same aggregate principal amount under a new indenture entered into by LGEI, the Company, as guarantor, and an indenture trustee thereunder.

April 2009 3.625% Notes.  As discussed above, in April 2009, LGEI issued approximately $66.6 million of 3.625% Convertible Senior Subordinated Notes (the “April 2009 3.625% Notes”). The Company will pay interest on the April 2009 3.625% Notes on March 15 and September 15 of each year. The April 2009 3.625% Notes will mature on March 15, 2025. On or after March 15, 2015, the Company may redeem the April 2009 3.625% Notes, in whole or in part, at a price equal to 100% of the principal amount of the April 2009 3.625% Notes to be redeemed, plus accrued and unpaid interest and additional interest, if any, to, but excluding, the date of redemption.

The holder may require LGEI to repurchase the April 2009 3.625% Notes on March 15, 2015, 2018 and 2023 or upon a “designated event,” at a price equal to 100% of the principal amount of the April 2009 3.625% Notes to be repurchased plus accrued and unpaid interest. Under certain circumstances, if the holder requires LGEI to repurchase all or a portion of their notes upon a change in control, they will be entitled to receive a make whole premium. The amount of the make whole premium, if any, will be based on the price of the Company’s common shares on the effective date of the change in control. No make whole premium will be paid if the price of the Company’s common shares at such time is less than $5.36 per share or exceeds $50.00 per share.

The April 2009 3.625% Notes may be converted into common shares of the Company at any time before maturity, redemption or repurchase. In addition, under certain circumstances upon a “change in control,” the holders of the April 2009 3.625% Notes will be entitled to receive a make whole premium. The initial conversion rate of the April 2009 3.625% Notes is 121.2121 common shares per $1,000 principal amount of the April 2009 3.625% Notes, subject to adjustment in certain circumstances, which represents a conversion price of approximately $8.25 per share. Upon conversion of the April 2009 3.625% Notes, the Company has the option to deliver, in lieu of common shares, cash or a combination of cash and common shares of the Company.

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

Société Générale de Financement du Québec.  On July 30, 2007, the Company entered into a four-year filmed entertainment slate participation agreement with Société Générale de Financement du Québec (“SGF”), the Québec provincial government’s investment arm. SGF will provide up to 35% of production costs of television and feature film productions produced in Québec for a four-year period for an aggregate participation of up to $140 million, and we will advance all amounts necessary to fund the remaining budgeted costs. The maximum aggregate of budgeted costs over the four-year period will be $400 million, including our portion, but no more than $100 million per year. In connection with this agreement, we and SGF will proportionally share in the proceeds derived from the productions after we deduct a distribution fee, recoup all distribution expenses and releasing costs, and pay all applicable third party participations and residuals. At June 30, 2009, $123.1 million was available to be provided by SGF under the terms of the arrangement.

Filmed Entertainment Backlog.  Backlog represents the amount of future revenue not yet recorded from contracts for the licensing of films and television product for television exhibition and in international markets. Backlog at June 30, 2009 and March 31, 2009 is $517.0 million and $499.5 million, respectively.

Cash Flows Used in Operating Activities.  Cash flows used in operating activities for the three months ended June 30, 2009 were $152.8 million compared to cash flows used in operating activities in the three months ended June 30, 2008 of $149.8 million. The increase in cash used in operating activities was primarily due to a lower reduction in accounts receivable and higher reductions of accounts payable and accrued liabilities, film obligations and deferred revenues, offset by an increase in net income and amortization of films and television programs as compared to the three months ended June 30, 2008.

Cash Flows Used in Investing Activities.  Cash flows used in investing activities of $9.6 million for the three months ended June 30, 2009 consisted of $3.0 million for purchases of property and equipment and $14.9 million of capital contributions to companies accounted as equity method investments, offset by $8.3 million repayment on a loan made to a third party producer. Cash flows used in investing activities of $16.5 million for the three months ended June 30, 2008 consisted of $2.3 million for purchases of property and equipment, $11.1 million of capital contributions to companies accounted as equity method investments and $3.1 million for an increase in a loan receivable from Break.com.

Cash Flows Provided by Financing Activities.  Cash flows provided by financing activities of $136.9 million for the three months ended June 30, 2009 resulted from increased production obligations of $83.2 million and proceeds of $122.4 million from the sale of our 49% interest in TV Guide Network, offset by $68.0 million repayment of production obligations, $0.2 million repayment of other financing obligations and $0.4 million paid for tax withholding requirements associated with our equity awards. Cash flows provided by financing activities of $25.3 million for the three months ended June 30, 2008 resulted from increased production obligations of $70.5 million and the exercise of stock options of $0.8 million, offset by $28.5 million repayment of production obligations, $16.4 million paid for the repurchase of the Company’s common shares and $1.1 million paid for tax withholding requirements associated with our equity awards.

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

Future commitments under contractual obligations as of June 30, 2009 are as follows:

	Year Ended March 31,
	2010	2011	2012	2013	2014	Thereafter	Total

Future annual repayment of debt and other financing obligations as of June 30, 2009
Bank loans	$—	$—	$—	$—	$255,000	$—	$255,000
Production obligations(1)	41,548	135,588	29,988	—	23,788	—	230,912
Interest payments on subordinated notes and other financing obligations	3,806	4,022	3,961	1,825	1,729	2,614	17,957
Subordinated notes and other financing obligations(2)	625	883	250,363	4,726	1,078	73,840	331,515
Mandatorily redeemable preferred stock units(3)	—	—	—	—	—	324,088	324,088

	$45,979	$140,493	$284,312	$6,551	$281,595	$400,542	$1,159,472
Contractual commitments by expected repayment date
Film obligations(1)	$70,195	$—	$—	$—	$—	$—	$70,195
Distribution and marketing commitments(4)	65,215	25,782	—	—	—	—	90,997
Minimum guarantee commitments(5)	68,636	68,485	3,000	1,000	—	—	141,121
Production obligation commitments(5)	15,453	38,731	—	—	—	—	54,184
Operating lease commitments	9,170	11,685	7,590	5,548	5,172	3,642	42,807
Other contractual obligations	4,887	221	185	—	—	—	5,293
Employment and consulting contracts	26,208	22,856	8,683	2,454	1,195	—	61,396

	$259,764	$167,760	$19,458	$9,002	$6,367	$3,642	$465,993

Total future commitments under contractual obligations	$305,743	$308,253	$303,770	$15,553	$287,962	$404,184	$1,625,465

(1)	Film and production obligations include minimum guarantees, theatrical marketing obligations and production obligations as disclosed in Note 7 of our unaudited condensed consolidated financial statements. Repayment dates are based on anticipated delivery or release date of the related film or contractual due dates of the obligation.

(2)	Subordinated notes and other financing obligations reflect the principal amounts of our October 2004 2.9375% Notes, February 2005 3.625% Notes and our April 2009 3.625% Notes and other financing obligations with a carrying amount of $15.5 million as of June 30, 2009. The combined carrying value of our subordinated notes was $246.7 million as of June 30, 2009. The difference between the carrying value and the principal amounts is being amortized as a non-cash charge to interest expense over the expected life of the Notes.

(3)	Amount represents the anticipated redemption amount (i.e. principal amount of $125.0 million plus the accretion of a 10% annual dividend) payable in May 2019 of the mandatorily redeemable preferred stock units held by the noncontrolling interest in TV Guide Network. The carrying amount of the mandatorily redeemable preferred stock held by the non controlling interest was $85.5 million as of June 30, 2009. The carrying amount and the 10% dividend is being accreted, through a non cash charge to interest expense, up to its redemption amount over the ten year period to the redemption date.

(4)	Distribution and marketing commitments represent contractual commitments for future expenditures associated with distribution and marketing of films which we will distribute. The payment dates of these amounts are primarily based on the anticipated release date of the film.

(5)	Minimum guarantee commitments represent contractual commitments related to the purchase of film rights for future delivery. Production obligation commitments represent amounts committed for future film production and development to be funded through production financing and recorded as a production obligation liability. Future payments under these obligations are based on anticipated delivery or release dates of the related film or contractual due dates of the obligation. The amounts include future interest payments associated with the obligations.

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

Currency Rate Risk.  We enter into forward foreign exchange contracts to hedge our foreign currency exposures on future production expenses denominated in various foreign currencies. As of June 30, 2009, we had outstanding forward foreign exchange contracts to buy US$1.7 million in exchange for British Pound Sterling (“GBP”) £1.0 million over a period of 20 days at a weighted average exchange rate of GBP £0.61. During the three months ended June 30, 2009, we completed forward foreign exchange contracts denominated in European Euros, resulting in a net realized fair value loss of less than $0.1 million. Contracts are entered into with a major financial institution as counterparty. We are exposed to credit loss in the event of nonperformance by the counterparty, which is limited to the cost of replacing the contracts, at current market rates. We do not require collateral or other security to support these contracts.

Interest Rate Risk.  Our principal risk with respect to our debt is interest rate risk. We currently have exposure to cash flow risk due to changes in market interest rates related to our outstanding debt and other financing obligations. Our credit facility has a balance of $255 million at June 30, 2009. Other financing obligations subject to variable interest rates include $151.4 million owed to film production entities on delivery of titles.

The table below presents repayments of the principal amounts for our interest-bearing debt, production obligations, subordinated notes and other financing obligations, and mandatorily redeemable preferred stock units as of June 30, 2009. The footnotes to the table provide the contractual interest rates.

	Year Ended March 31,
	2010	2011	2012	2013	2014	Thereafter	Total

Revolving Credit Facility:
Variable(1)	$—	$—	$—	$—	$255,000	$—	255,000
Production Obligations:
Variable(2)	37,842	113,565	—	—	—	—	151,407
Fixed(3)	—	—	—	—	8,788	—	8,788
Subordinated Notes and Other Financing Obligations:
Fixed(4)	—	—	249,419	—	—	66,581	316,000
Fixed(5)	—	—	—	3,718	—	—	3,718
Fixed(6)	625	883	944	1,008	1,078	7,259	11,797
Mandatorily Redeemable Preferred Stock Units:
Fixed(7)	—	—	—	—	—	125,009	125,009

	$38,467	$114,448	$250,363	$4,726	$264,866	$198,849	$871,719

(1)	Revolving credit facility, which expires July 25, 2013 and bears interest at 2.25% over the Adjusted LIBOR rate. At June 30, 2009, we had borrowings of $255 million under this facility.

(2)	Amounts owed to film production entities on anticipated delivery date or release date of the titles or the contractual due dates of the obligation. Production obligations of $151.4 million incur interest at rates ranging from approximately 1.81% to 4.25%. Not included in the table above are approximately $70.7 million of production obligations which are non-interest bearing.

(3)	Long term production obligations of $8.8 million with a fixed interest rate equal to 2.50%.

(4)	Subordinated notes reflect the principal amounts of our October 2004 2.9375% Notes, February 2005 3.625% Notes and our April 2009 3.625% Notes as of June 30, 2009.

(5)	Other financing obligation with fixed interest rate equal to 8.02%.

(6)	Capital lease obligation for a satellite transponder with an imputed interest rate equal to 6.65%.

(7)	Mandatorily redeemable preferred stock units reflect the principal amount of $125.0 million with a 10% dividend accretion through a non cash charge to interest expense, up to its redemption amount over the ten year period to the redemption date of May 2019.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as amended (the “Exchange Act”). These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within required time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of June 30, 2009, the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the

effectiveness of our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures were effective as of June 30, 2009.

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

There were no other material changes to the risk factors previously reported in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

On May 31, 2007, our Board of Directors authorized the repurchase of up to $50 million of our common shares. Thereafter, on each of May 29, 2008 and November 6, 2008, as part of its regularly scheduled meetings, our Board of Directors authorized the repurchase up to an additional $50 million of our common shares, subject to market conditions. The additional resolutions increased the total authorization to $150 million. The common shares may be purchased, from time to time, at the Company’s discretion, including the quantity, timing and price thereof. Such purchases will be structured as permitted by securities laws and other legal requirements. During the period from the authorization date through June 30, 2009, 6,787,310 shares have been repurchased at a cost of approximately $65.2 million (including commission costs). The share repurchase program has no expiration date.

The following table sets forth information with respect to shares of our common stock purchased by us during the three months ended June 30, 2009:

ISSUER PURCHASES OF EQUITY SECURITIES

(d) Approximate
Dollar Value of
			(c) Total Number of	Shares that May Yet
	(a) Total Number		Shares Purchased as Part	Be Purchased Under
	of Shares	(b) Average Price	of Publicly Announced	the Plans or
Period	Purchased	Paid per Share	Plans or Programs	Programs

April 1, 2009 — April 30, 2009	—	—	—	—
May 1, 2009 — May 31, 2009	—	—	—	—
June 1, 2009 — June 30, 2009	—	—	—	—
Total	—	—	—	$85,080,000

Unregistered Sales of Equity Securities

As disclosed on a Form 8-K filed on April 20, 2009, Lions Gate Entertainment Inc., our wholly-owned subsidiary (“LGEI”), entered into Refinancing Exchange Agreements (the “Refinancing Exchange Agreements”) with certain existing holders of LGEI’s 3.625% convertible senior subordinated secured notes due 2025 (the

“Existing Notes”). Pursuant to the terms of the Refinancing Exchange Agreements, holders of the Existing Notes exchanged approximately $66,581,000 aggregate principal amount of Existing Notes for new 3.625% convertible senior subordinated secured notes due 2025 (the “New Notes”) issued by LGEI in the same aggregate principal amount under a new indenture entered into by LGEI, the Company, as guarantor, and an indenture trustee thereunder. The issuance of the New Notes was made in reliance from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended.

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Submission of Matters to a Vote of Security Holders.

None

Item 5.	Other Information.

None

Item 6.	Exhibits.

Exhibit
Number		Description of Documents

3	.1(1)	Articles
3	.2(2)	Notice of Articles
3	.3(2)	Vertical Short Form Amalgamation Application
3	.4(2)	Certificate of Amalgamation
10	.65*	Equity Purchase Agreement between TVGN Holdings, LLC, Lionsgate Channels, Inc. and Lions Gate Entertainment Inc. dated May 28, 2009
10	.66*	Amended and Restated Operating Agreement of TV Guide Entertainment Group, LLC dated as of May 28, 2009
31.1		Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005 as filed on June 29, 2005.

(2)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007 as filed on May 30, 2007.

*	Confidential treatment has been requested for portions of this exhibit. Portions of this document have been omitted and submitted separately to the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIONS GATE ENTERTAINMENT CORP.

By:	/s/ James Keegan
Name:     James Keegan

Title:	Duly Authorized Officer and
Chief Financial Officer

Date: August 10, 2009