Form 10-Q
period 2009-09-30
LIONS GATE ENTERTAINMENT CORP /CN/
filed 2009-11-09
CIK 929351

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at November 1, 2009

Common Shares, no par value per share	117,660,274 shares

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
     Actual results in the future could differ materially and adversely from those described in the forward-looking statements as a result of various important factors, including, but not limited to, the substantial investment of capital required to produce and market films and television series, increased costs for producing and marketing feature films, budget overruns, limitations imposed by our credit facilities, unpredictability of the commercial success of our motion pictures and television programming, the cost of defending our intellectual property, difficulties in integrating acquired businesses, technological changes and other trends affecting the entertainment industry, and the risk factors found herein and under the heading “Risk Factors” in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on June 1, 2009, and in Exhibit 99.1 to our Current Report on Form 8-K filed with the SEC on October 13, 2009, which risk factors are incorporated herein by reference.
     Unless otherwise indicated, all references to the “Company,” “Lionsgate,” “we,” “us,” and “our” include reference to our subsidiaries as well.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
	2009	2009
	(Amounts in thousands,
	except share amounts)

ASSETS
Cash and cash equivalents	$112,652	$138,475
Restricted cash	9,896	10,056
Restricted investments	6,999	6,987
Accounts receivable, net of reserve for returns and allowances of $89,645 (March 31, 2009 — $98,947) and provision for doubtful accounts of $8,667 (March 31, 2009 — $9,847)	231,975	227,010
Investment in films and television programs, net	749,283	702,767
Property and equipment, net	38,034	42,415
Finite-lived intangible assets, net	75,368	78,904
Goodwill	379,353	379,402
Other assets	86,113	81,234

Total assets	$1,689,673	$1,667,250

LIABILITIES
Borrowings under bank line of credit	$255,000	$255,000
Accounts payable and accrued liabilities	176,268	270,561
Participations and residuals	304,271	371,857
Film and production obligations	293,714	304,525
Subordinated notes and other financing obligations	266,358	281,521
Mandatorily redeemable preferred stock units held by noncontrolling interest	88,431	—
Deferred revenue	134,911	142,093

Total liabilities	1,518,953	1,625,557

Commitments and contingencies

SHAREHOLDERS’ EQUITY
Lions Gate Entertainment Corp. shareholders’ equity:
Common shares, no par value, 500,000,000 shares authorized, 117,618,718 and 116,950,512 shares issued at September 30, 2009 and March 31, 2009, respectively	515,944	494,724
Accumulated deficit	(373,088)	(441,153)
Accumulated other comprehensive loss	(5,974)	(11,878)

Total Lions Gate Entertainment Corp. shareholders’ equity	136,882	41,693
Noncontrolling interest	33,838	—

Total equity	170,720	41,693

Total liabilities and equity	$1,689,673	$1,667,250

See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
	(Amounts in thousands, except per share amounts)

Revenues	$393,677	$380,718	$781,384	$679,177
Expenses:
Direct operating	198,047	199,626	411,106	347,310
Distribution and marketing	102,245	189,407	187,228	288,382
General and administration	42,452	30,600	83,571	68,908
Depreciation and amortization	6,207	1,415	14,402	2,801

Total expenses	348,951	421,048	696,307	707,401

Operating income (loss)	44,726	(40,330)	85,077	(28,224)

Other expenses (income):
Interest expense
Contractual cash based interest	5,392	3,531	10,385	6,909
Amortization of debt discount, deferred financing costs and accretion of redeemable preferred stock units	7,905	5,378	13,621	9,887

Total interest expense	13,297	8,909	24,006	16,796
Interest and other income	(382)	(2,047)	(808)	(4,202)
Gain on extinguishment of debt	—	—	(7,458)	—

Total other expenses, net	12,915	6,862	15,740	12,594

Income (loss) before equity interests and income taxes	31,811	(47,192)	69,337	(40,818)
Equity interests loss	(1,928)	(1,960)	(3,645)	(4,146)

Income (loss) before income taxes	29,883	(49,152)	65,692	(44,964)
Income tax provision	674	2,662	2,011	3,331

Net income (loss)	29,209	(51,814)	63,681	(48,295)
Add: Net loss attributable to noncontrolling interest	2,507	—	4,384	—

Net income (loss) attributable to Lions Gate Entertainment Corp. Shareholders	$31,716	$(51,814)	$68,065	$(48,295)

Basic Net Income (Loss) Per Common Share	$0.27	$(0.44)	$0.58	$(0.41)

Diluted Net Income (Loss) Per Common Share	$0.26	$(0.44)	$0.56	$(0.41)

Weighted average number of common shares outstanding:
Basic	117,322	116,861	117,199	117,647
Diluted	138,732	116,861	137,671	117,647
See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Lions Gate Entertainment Corp. Shareholders
				Accumulated
				Other
	Common Shares		Accumulated	Comprehensive	Noncontrolling	Comprehensive
	Number	Amount	Deficit	Income (Loss)	Interest	Income	Total
	(Amounts in thousands, except share amounts)
Balance at March 31, 2009, as adjusted (see Note 8)	116,950,512	$494,724	$(441,153)	$(11,878)	$—		$41,693
Stock based compensation, net of withholding tax obligations of $1,343	614,268	6,345					6,345
Issuance of common shares to directors for services	53,938	281					281
Sale of TV Guide Network common stock units to noncontrolling interest		(167)			38,222		38,055
Equity component of April 2009 3.625% Notes, net of $3.9 million reduction for February 2005 3.625% Notes extinguished in the exchange transaction (Note 8)		14,761					14,761
Comprehensive income
Net income (loss)			68,065		(4,384)	$63,681	63,681
Foreign currency translation adjustments				5,887		5,887	5,887
Net unrealized gain on foreign exchange contracts				17		17	17

Comprehensive income						$69,585

Balance at September 30, 2009	117,618,718	$515,944	$(373,088)	$(5,974)	$33,838		$170,720

See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months	Six Months
	Ended	Ended
	September 30,	September 30,
	2009	2008
	(Amounts in thousands)
Operating Activities:
Net income (loss) attributable to Lions Gate Entertainment Corp. shareholders	$68,065	$(48,295)
Net loss attributable to noncontrolling interest	(4,384)	—

Net income (loss)	63,681	(48,295)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation of property and equipment	7,952	2,242
Amortization of films and television programs	287,303	186,743
Amortization of debt discount, deferred financing costs and accretion of redeemable preferred stock units	13,621	9,887
Amortization of intangible assets	6,450	559
Non-cash stock-based compensation	7,686	7,516
Gain on extinguishment of debt	(7,458)	—
Equity interests loss	3,645	4,146
Changes in operating assets and liabilities:
Restricted cash	160	(11,935)
Accounts receivable, net	(301)	56,667
Investment in films and television programs	(333,476)	(325,176)
Other assets	(4,381)	(9,438)
Accounts payable and accrued liabilities	(96,247)	3,077
Participations and residuals	(68,116)	65,271
Film obligations	(36,901)	(4,325)
Deferred revenue	(7,469)	23,337

Net Cash Flows Used In Operating Activities	(163,851)	(39,724)

Investing Activities:
Purchases of restricted investments	(6,999)	—
Proceeds from the sale of restricted investments	6,987	125
Investment in equity method investees	(14,924)	(11,099)
(Increase) decrease in loans receivable	8,333	(28,427)
Purchases of property and equipment	(3,690)	(5,743)

Net Cash Flows Used In Investing Activities	(10,293)	(45,144)

Financing Activities:
Exercise of stock options	—	2,894
Tax withholding requirements on equity awards	(1,343)	(2,941)
Repurchase and cancellation of common shares	—	(44,737)
Proceeds from the sale of 49% interest in TV Guide	122,355	—
Borrowings under bank line of credit	70,000	—
Repayments of borrowings under bank line of credit	(70,000)	—
Increase in production obligations	128,094	113,320
Repayment of production obligations	(102,490)	(104,216)
Repayment of other financing obligations	(406)	—

Net Cash Flows Provided By (Used In) Financing Activities	146,210	(35,680)

Net Change In Cash And Cash Equivalents	(27,934)	(120,548)
Foreign Exchange Effects on Cash	2,111	(2,136)
Cash and Cash Equivalents — Beginning Of Period	138,475	371,589

Cash and Cash Equivalents — End Of Period	$112,652	$248,905

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
     The unaudited condensed consolidated financial statements have been prepared in accordance with United States (the “U.S.”) accounting principles generally accepted (“GAAP”) for interim financial information and the instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Article 10 of Regulation S-X under the Exchange Act. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these unaudited condensed consolidated financial statements. Operating results for the three and six months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ended March 31, 2010. The balance sheet at March 31, 2009 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read together with the consolidated financial statements and related notes included in Exhibit 99.5 to our Current Report on Form 8-K filed with the SEC on October 13, 2009.
     Certain amounts presented for fiscal 2009 have been reclassified to conform to the fiscal 2010 presentation.
     Net Loss Attributable to Noncontrolling interest
     As discussed in Note 10, the net loss attributable to noncontrolling interest in the consolidated statements of operations and shareholders’ equity represents the noncontrolling interest’s 49% share of the net loss incurred by TV Guide Network for the period from May 28, 2009 through September 30, 2009.
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
     Recent Accounting Pronouncements
     In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (“SFAS No. 168”). This statement modifies the GAAP hierarchy by establishing only two levels of GAAP, authoritative and nonauthoritative accounting literature. Effective July 2009, the FASB Accounting Standards Codification (“ASC”), also known collectively as the “Codification,” is considered the single source of authoritative U.S. accounting and reporting standards, except for additional authoritative rules and interpretive releases issued by the SEC. Nonauthoritative guidance and literature would include, among other things, FASB Concepts Statements, American Institute of Certified Public Accountants Issue Papers and Technical Practice Aids and accounting textbooks. The Codification was developed to organize GAAP pronouncements by topic so that users can more easily access authoritative accounting guidance. It is organized by topic, subtopic, section, and paragraph, each of which is identified by a numerical designation. The Company has adopted SFAS No. 168 prospectively beginning in the second quarter of fiscal 2010, resulting in no impact on the Company’s consolidated financial statements.
     Accounting for noncontrolling interest in consolidated subsidiaries. The Company adopted new accounting guidance that changes the accounting and reporting for minority interests, which are recharacterized as noncontrolling interests and classified as a component of equity. This new consolidation method changes the accounting for transactions with noncontrolling interest holders. We adopted this standard beginning in the first quarter of fiscal 2010 (see Note 10).
     Accounting for certain convertible debt instruments. The Company adopted new accounting guidance that specifies that issuers of convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The Company adopted this standard beginning in the first quarter of fiscal 2010 (see Note 8).
     Subsequent events. The Company adopted new accounting guidance related to the accounting for and disclosure of subsequent events that occur after the balance sheet date. Entities are also required to disclose the date through which subsequent events have been evaluated and the basis for that date. The Company adopted this standard beginning in the first quarter of fiscal 2010 and has evaluated subsequent events through the date of issuance, November 9, 2009, resulting in no impact on the Company’s consolidated financial statements.
     Consolidation accounting for variable interest entities. This new accounting guidance modifies the previous guidance in relation to the identification of controlling financial interests in a variable interest entity (“VIE”). This analysis identifies the primary beneficiary of a VIE as the enterprise that has both of the following characteristics, among others: (a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance; and (b) the obligation to absorb losses of the entity, or the right to receive benefits from the entity, that could potentially be significant to the VIE. If an enterprise determines that power is shared among multiple unrelated parties such that no one party has the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance, then no party is the primary beneficiary. Power is shared if each of the parties sharing power are required to consent to the decisions relating to the activities that most significantly impact the VIE’s performance. The provisions of this standard will become effective for the Company beginning in fiscal 2011. The Company is currently evaluating the impact of this standard on the Company’s VIEs. Based upon the Company’s initial review and its current business and ownership structure of one of its VIEs, TV Guide Network, the Company may no longer be required to consolidate TV Guide Network, effective April 1, 2010.
2. Restricted Cash and Restricted Investments
     Restricted Cash. Restricted cash represents amounts on deposit with financial institutions that are contractually designated for certain theatrical marketing obligations and collateral required under our revolving credit facility as a result of a borrowing under our funding agreement with the State of Pennsylvania (see Note 7).
     Restricted Investments. Restricted investments, which measured at fair value, represent amounts held in investments that are contractually designated as collateral for certain production obligations. The carrying amounts of these restricted investments are equal to their respective fair values as of September 30, 2009 and March 31, 2009. At September 30, 2009 and March 31, 2009, the Company held $7.0 million of restricted investments in United States Treasury Bills bearing an interest rate of 0.05%, maturing November 12, 2009. These investments are held as collateral for a production obligation pursuant to an escrow agreement.

3. Investment in Films and Television Programs

	September 30,	March 31,
	2009	2009
	(Amounts in thousands)
Motion Picture Segment — Theatrical and Non-Theatrical Films
Released, net of accumulated amortization	$231,234	$262,067
Acquired libraries, net of accumulated amortization	51,700	56,898
Completed and not released	58,907	55,494
In progress	215,557	149,402
In development	9,865	6,732
Product inventory	35,925	40,392

	603,188	570,985

Television Segment — Direct-to-Television Programs
Released, net of accumulated amortization	85,888	77,973
Completed and not released	1,350	—
In progress	56,440	51,619
In development	1,767	1,445

	145,445	131,037

Media Networks
Released, net of accumulated amortization	209	—
In progress	441	745

	650	745

	$749,283	$702,767

     The following table sets forth acquired libraries that represent titles released three years prior to the date of acquisition, and amortized over their expected revenue stream from acquisition date up to 20 years:

		Total	Remaining	Unamortized Costs	Unamortized Costs
Acquired		Amortization	Amortization	September 30,	March 31,
Library	Acquisition Date	Period	Period	2009	2009
		(In years)		(Amounts in thousands)
Trimark	October 2000	20.00	11.00	$5,553	$6,280
Artisan	December 2003	20.00	14.25	43,439	47,255
Modern	August 2005	20.00	15.75	1,788	2,462
Lionsgate UK	October 2005	20.00	16.00	920	901

Total Acquired Libraries				$51,700	$56,898

     The Company expects approximately 43% of completed films and television programs, net of accumulated amortization, will be amortized during the one-year period ending September 30, 2010. Additionally, the Company expects approximately 80% of completed and released films and television programs, net of accumulated amortization and excluding acquired libraries, will be amortized during the three-year period ending September 30, 2012.
4. Goodwill
     The changes in the carrying amount of goodwill by reporting segment were as follows in the six months ended September 30, 2009:

	Motion		Media
	Pictures	Television	Networks	Total
	(Amounts in thousands)

Balance as of March 31, 2009	$210,293	$13,961	$155,148	$379,402
TV Guide Network	—	—	(49)	(49)

Balance as of September 30, 2009	$210,293	$13,961	$155,099	$379,353

     During the six months ended September 30, 2009, goodwill decreased by less than $0.1 million due to changes to the allocation of the purchase price to identified tangible and intangible assets and liabilities assumed from the acquisition of the TV Guide Network.

5. Finite-Lived Intangible Assets and Other Assets
     Finite-Lived Intangible Assets. Finite-lived intangible assets consist primarily of customer relationships and trademarks. The composition of the Company’s finite-lived intangible assets and the associated accumulated amortization is as follows as of September 30, 2009 and March 31, 2009:

	Weighted	Range
	average	of	September 30, 2009			March 31, 2009
	remaining	remaining	Gross		Net	Gross		Net
	life in	life in	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	years	years	Amount	Amortization	Amount	Amount	Amortization	Amount
			(Amounts in thousands)
Finite-lived intangible assets:
Customer relationships	10	5 - 11	$64,330	$3,710	$60,620	$64,330	$530	$63,800
Trademarks	16	2 - 20	11,330	1,371	9,959	11,330	627	10,703
Developed technology and patents	2	2 - 6	3,740	1,032	2,708	3,740	147	3,593
Distribution agreements	3	2 - 4	4,014	1,933	2,081	1,598	790	808

Total finite-lived intangible assets			$83,414	$8,046	$75,368	$80,998	$2,094	$78,904

     The aggregate amount of amortization expense associated with the Company’s intangible assets for the three months ended September 30, 2009 and 2008 were $2.6 million and $0.3 million, respectively. The aggregate amount of amortization expense associated with the Company’s intangible assets for the six-month periods ended September 30, 2009 and 2008 were $6.5 million and $0.6 million, respectively. The estimated aggregate amortization expense, based on the preliminary allocation of the purchase price related to the acquisition of TV Guide Network, for the six-months ended March 31, 2010 and for each of the years ending March 31, 2011 through 2014 is approximately $5.3 million, $10.3 million, $7.6 million, $7.2 million, and $6.8 million, respectively.
     Other Assets. Other assets consist primarily of equity method investments and loans receivable. The composition of the Company’s other assets is as follows as of September 30, 2009 and March 31, 2009:

	September 30,	March 31,
	2009	2009
	(Amounts in thousands)
Deferred financing costs, net of accumulated amortization	$12,397	$10,184
Prepaid expenses and other	6,239	6,025
Loans receivable	24,236	33,065
Equity method investments	43,241	31,960

	$86,113	$81,234

     Deferred Financing Costs
     Deferred financing costs primarily include costs incurred in connection with (1) an amended credit facility (see Note 6), (2) the issuance of the 10.25% Senior Secured Second-Priority Notes (see Note 18) and (3) the issuance of the October 2004 2.9375% Notes, the February 2005 3.625% Notes and the April 2009 3.625% Notes (see Note 8) that are deferred and amortized to interest expense using the effective interest method.
     Prepaid Expenses and Other
     Prepaid expenses and other primarily include prepaid expenses and security deposits.
     Loans Receivable
     Loans receivable at September 30, 2009 consist of a $16.7 million collateralized note receivable plus $0.2 million of accrued interest from a third party producer, and $6.8 million of notes receivable and $0.6 million of accrued interest from NextPoint, Inc. (“Break.com”), an equity method investee, as described below. At March 31, 2009, loans receivable consisted of a $25.0 million collateralized note receivable plus $0.8 million of accrued interest from a third party producer, and $6.8 million of notes receivable and $0.3 million of accrued interest from Break.com.

     Equity Method Investments
     The carrying amount of significant equity method investments at September 30, 2009 and March 31, 2009 were as follows:

	September 30,	March 31,
	2009	2009
	(Amounts in thousands)
Horror Entertainment, LLC (“FEARnet”)	$804	$845
NextPoint, Inc. (“Break.com”)	16,912	17,542
Roadside Attractions, LLC	1,965	2,062
Studio 3 Partners, LLC (“EPIX”)	23,560	11,511

	$43,241	$31,960

     Equity interests in equity method investments in our unaudited condensed consolidated statements of operations represent our portion of the income or loss of our equity method investee based on our percentage ownership. Equity interests in equity method investments for the three and six months ended September 30, 2009 and 2008 were as follows (income (loss)):

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
	(Amounts in thousands)
Horror Entertainment, LLC (“FEARnet”)	$(262)	$(1,344)	$(395)	$(2,410)
NextPoint, Inc. (“Break.com”)	(270)	(320)	(631)	(1,146)
Roadside Attractions, LLC	11	(84)	(97)	(378)
Studio 3 Partners, LLC (“EPIX”)	(1,407)	(212)	(2,522)	(212)

	$(1,928)	$(1,960)	$(3,645)	$(4,146)

     Horror Entertainment, LLC. Represents the Company’s 33.33% interest in Horror Entertainment, LLC (“FEARnet”), a multiplatform programming and content service provider of horror genre films operating under the branding of “FEARnet.” The Company entered into a five-year license agreement with FEARnet for U.S. territories and possessions whereby the Company will license content to FEARnet for video-on-demand and broadband exhibition. The Company made capital contributions to FEARnet of $0.3 million in April 2009. The Company is recording its share of the FEARnet results on a one quarter lag and, accordingly, during the six months ended September 30, 2009, the Company recorded 33.33% of the loss incurred by FEARnet through June 30, 2009.
     NextPoint, Inc. Represents the Company’s 42% equity interest or 21,000,000 shares of the Series B Preferred Stock of NextPoint, Inc. (“Break.com”), an online home entertainment service provider operating under the branding of “Break.com.” The interest was acquired on June 29, 2007 for an aggregate purchase price of $21.4 million which included $0.5 million of transaction costs, by issuing 1,890,189 of the Company’s common shares. The value assigned to the shares for purposes of recording the investment of $20.9 million was based on the average price of the Company’s common shares a few days prior and subsequent to the date of the closing of the acquisition. The Company has a call option which is exercisable at any time from June 29, 2007 until the earlier of (i) 30 months after June 29, 2007 or (ii) one year after a change of control, as narrowly defined, to purchase all of the remaining 58% equity interests (excluding any subsequent dilutive events) of Break.com, including in-the-money stock options, warrants and other rights of Break.com for $58.0 million in cash or common stock, at the Company’s option. The carrying value of the call option which was de minimus at September 30, 2009 is included in the investment balance. The Company is recording its share of the Break.com results on a one quarter lag and, accordingly, during the six months ended September 30, 2009, the Company recorded 42% of the loss incurred by Break.com through June 30, 2009.
     Roadside Attractions, LLC. Represents the Company’s 43% equity interest acquired on July 26, 2007 in Roadside Attractions, LLC (“Roadside”), an independent theatrical releasing company. The Company has a call option which is exercisable for a period of 90 days commencing on the receipt of certain audited financial statements for the three years ended July 26, 2010, to purchase all of the remaining 57% equity interests of Roadside, at a price representative of the then fair value of the remaining interest. The estimated initial cost of the call option was de minimus since the option price is designed to be representative of the then fair value and is included within the investment balance. The Company is recording its share of the Roadside results on a one quarter lag and, accordingly, during the six months ended September 30, 2009, the Company recorded 43% of the loss incurred by Roadside through June 30, 2009.

     Studio 3 Partners, LLC (“EPIX”). In April 2008, the Company formed a joint venture with Viacom Inc. (“Viacom”), its Paramount Pictures unit (“Paramount Pictures”) and Metro-Goldwyn-Mayer Studios Inc. (“MGM”) to create a premium television channel and subscription video-on-demand service named “EPIX”. The new venture will have access to the Company’s titles released theatrically on or after January 1, 2009. Viacom provides operational support to the venture, including marketing and affiliate services through its MTV Networks division. The joint venture will provide the Company with an additional platform to distribute its library of motion picture titles and television episodes and programs. The Company has a 28.57% interest in EPIX. The Company had invested $27.0 million as of September 30, 2009 and funded an additional $14.2 million subsequent to September 30, 2009 and may fund additional amounts in the future. The Company is recording its share of the joint venture results on a one quarter lag and, accordingly, during the six months ended September 30, 2009, the Company recorded 28.57% of the loss incurred by the joint venture through June 30, 2009.
6. Borrowings Under Bank Line of Credit
On September 30, 2009, the Company amended its credit facility which allowed for the Company to issue the senior secured second-priority notes and expand acceptable obligors included in the borrowing base calculation. The amendment resulted in an increase of the interest rate of 0.25%, and an additional financial covenant was added among other changes.
At September 30, 2009, the Company had borrowings of $255 million (March 31, 2009 — $255 million) under its credit facility. The availability of funds under its credit facility is limited by a borrowing base and also reduced by outstanding letters of credit which amounted to $22.7 million at September 30, 2009 (March 31, 2009 — $46.7 million). At September 30, 2009, there was $62.3 million available under the credit facility (March 31, 2009 — $38.3 million). The Company is required to pay a quarterly commitment fee based upon 0.375% per annum on the total credit facility of $340 million less the amount drawn. The credit facility expires July 25, 2013 and bore interest at 2.25% over the “Adjusted LIBOR” rate through September 29, 2009 (effective interest rate of 2.50% and 2.75% as of September 29, 2009 and March 31, 2009, respectively). Obligations under the credit facility are secured by collateral (as defined in the credit agreement) granted by the Company and certain subsidiaries of the Company, as well as a pledge of equity interests in certain of the Company’s subsidiaries. The credit facility contains a number of affirmative and negative covenants that, among other things, require the Company to satisfy certain financial covenants and restrict the ability of the Company to incur additional debt, pay dividends and make distributions, make certain investments and acquisitions, repurchase its stock and prepay certain indebtedness, create liens, enter into agreements with affiliates, modify the nature of its business, enter into sale-leaseback transactions, transfer and sell material assets and merge or consolidate. Under the credit facility, the Company may also be subject to an event of default upon a “change in control” (as defined in the credit facility) which, among other things, includes a person or group acquiring ownership or control in excess of 20% of our common stock.
7. Film and Production Obligations and Participations and Residuals

	September 30,	March 31,
	2009	2009
	(Amounts in thousands)
Film obligations (1)	$52,374	$88,814
Production obligations (2)	241,340	215,711

Total film and production obligations	293,714	304,525
Less film and production obligations expected to be paid within one year	(64,607)	(185,647)

Film and production obligations expected to be paid after one year	$229,107	$118,878

Participations and residuals	$304,271	$371,857

(1)	Film obligations include minimum guarantees, which represent amounts payable for film rights that the Company has acquired and theatrical marketing obligations, which represent amounts that are contractually committed for theatrical marketing expenditures associated with specific titles.

(2)	Production obligations represent amounts payable for the cost incurred for the production of film and television programs that the Company produces. Production obligations have contractual repayment dates either at or near the expected completion date, with the exception of certain obligations containing repayment dates on a longer term basis. Production obligations of $161.9 million incur interest at rates ranging from 1.89% to 4.04%, and approximately $70.7 million of production obligations are non-interest bearing. Also included in production obligations is $8.7 million in long term production obligations with an interest rate of 1.0% that is part of a $66.0 million funding agreement with the State of Pennsylvania, as more fully described below.

On April 9, 2008, the Company entered into a loan agreement with the Pennsylvania Regional Center, which provides for the availability of production loans up to $66,000,000 on a five year term for use in film and television productions in the State of Pennsylvania. The amount that can be borrowed is generally limited to approximately one half of the qualified production costs incurred in the State of Pennsylvania through the two year period ended April 2010, and is subject to certain other limitations. Under the terms of the loan, for every dollar borrowed, the Company’s production companies are required (within a two year period) to either create a specified number of jobs, or spend a specified amount in certain geographic regions in the State of Pennsylvania. Amounts borrowed under the agreement carry an interest rate of 1.0%, which is payable semi-annually, and the principal amount is due on the five-year anniversary date of the first borrowing under the agreement (i.e., April 2013). The loan is secured by a first priority security interest in the Company’s film library pursuant to an intercreditor agreement with the Company’s senior lender under the Company’s revolving credit facility. Pursuant to the terms of the Company’s credit facility, the Company is required to maintain a balance equal to the loans outstanding plus 5% under this facility in a bank account with the Company’s senior lender under the Company’s credit facility. Accordingly, included in restricted cash is $9.2 million (on deposit with our senior lenders), related to amounts received under the Pennsylvania agreement.
     The Company expects approximately 77% of accrued participations and residuals will be paid during the one-year period ending September 30, 2010.
Theatrical Slate Participation
     On May 25, 2007, the Company closed a theatrical slate participation arrangement, as amended on January 30, 2008. Under this arrangement, Pride Pictures, LLC (“Pride”), an unrelated entity, was to contribute, in general, 50% of the Company’s production, acquisition, marketing and distribution costs of theatrical feature films up to an aggregate of approximately $196 million, net of transaction costs. The funds available from Pride were generated from the issuance of subordinated debt instruments, equity and a senior revolving credit facility, which was subject to a borrowing base. The borrowing base calculation was generally based on 90% of the estimated ultimate amounts due to Pride on previously released films, as defined in the applicable agreements. The Company was not a party to the Pride debt obligations or their senior credit facility, and provided no guarantee of repayment of these obligations. The percentage of the contribution could vary on certain pictures. Pride participated in a pro rata portion of the pictures’ net profits or losses similar to a co-production arrangement based on the portion of costs funded. The Company distributed the pictures covered by the arrangement with a portion of net profits after all costs and the Company’s distribution fee being distributed to Pride based on their pro rata contribution to the applicable costs similar to a back-end participation on a film.
     Amounts provided from Pride are reflected as a participation liability. The difference between the ultimate participation expected to be paid to Pride and the amount provided by Pride is amortized as a charge to or a reduction of participation expense under the individual-film-forecast method.
     In late 2008, the administrative agent for the senior lenders under Pride’s senior credit facility took the position, among others, that the senior lenders did not have an obligation to continue to fund under the senior credit facility because the conditions precedent to funding set forth in the senior credit facility could not be satisfied. The Company was not a party to the credit facility. Consequently, Pride did not purchase the pictures The Spirit, My Bloody Valentine 3-D and Madea Goes To Jail. Thereafter, on April 20, 2009, after failed attempts by the Company to facilitate a resolution, the Company gave LG Film Finance I, LLC (“FilmCo”) and Pride notice that FilmCo, through Pride’s failure to make certain capital contributions, was in default of the Master Picture Purchase Agreement. On May 5, 2009, the representative for the Pride equity and the Pride mezzanine investor responded that the required amount was fully funded and that it had no further obligations to make any additional capital contributions. Consequently, on May 29, 2009, the Company terminated our theatrical slate participation arrangement with Pride. Since May 29, 2009, there have been no developments with respect to the arrangement.
     At September 30, 2009, $35.3 million (March 31, 2009, $83.8 million) was payable to Pride and is included in participations and residuals liability in the unaudited condensed consolidated balance sheets.
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

     Amounts provided from SGF are reflected as a participation liability. The difference between the ultimate participation expected to be paid to SGF and the amount provided by SGF is amortized as a charge to or a reduction of participation expense under the individual film forecast method. At September 30, 2009, $7.5 million (March 31, 2009, $3.2 million) was payable to SGF and is included in the participations and residuals liability in the unaudited condensed consolidated balance sheet. Under the terms of the arrangement $35 million is available through July 30, 2010 and $35 million is available during the twelve-month period ending July 30, 2011 to be provided by SGF.
8. Subordinated Notes and Other Financing Obligations
     The following table sets forth the subordinated notes and other financing obligations outstanding at September 30, 2009 and March 31, 2009:

	September 30,	March 31,
	2009	2009
	(Amounts in thousands)
October 2004 2.9375% Convertible Senior Subordinated Notes	$131,297	$127,253
February 2005 3.625% Convertible Senior Subordinated Notes	85,452	138,552
April 2009 3.625% Convertible Senior Subordinated Notes	34,299	—
Other financing obligations	15,310	15,716

	$266,358	$281,521

Subordinated Notes
     On April 1, 2009, the Company adopted a new accounting standard that specifies that issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate on the instrument’s issuance date when interest cost is recognized. Accordingly, a portion of the proceeds received is recorded as a liability and a portion is recorded as an addition to shareholders’ equity reflecting the equity component (i.e., conversion feature). The difference between the principal amount and the amount recorded as the liability component represents the debt discount. The carrying amount of the liability is accreted up to the principal amount through the amortization of the discount, using the effective interest method, to interest expense over the expected life of the note. The Company applied the provisions of this standard retrospectively to all periods presented resulting in an increase to interest expense of $3.7 million, an increase to net loss of $3.7 million and an increase in basic and diluted loss per share of $0.03 for the three months ended September 30, 2008. For the six months ended September 30, 2008, the application of the provisions of the new accounting standard resulted in an increase to interest expense of $7.3 million, an increase to net loss of $7.3 million and an increase in basic and diluted loss per share of $0.06. Shareholders’ equity at March 31, 2009 was increased by $49.9 million consisting of the increase in the accumulated deficit of $54.5 million resulting from the cumulative change in interest expense from the date the notes were issued and changes in the previously reported gains on extinguishment of debt, net of the increase in common shareholders’ equity of $104.4 million representing the carrying amount of the equity component of the notes.
     October 2004 2.9375% Notes. In October 2004, Lions Gate Entertainment Inc., the Company’s wholly-owned subsidiary (“LGEI”), sold $150.0 million of 2.9375% Convertible Senior Subordinated Notes (the “October 2004 2.9375% Notes”). The Company received $146.0 million of net proceeds after paying placement agents’ fees from the sale of $150.0 million of the October 2004 2.9375% Notes. Interest on the October 2004 2.9375% Notes is payable semi-annually on April 15 and October 15. The October 2004 2.9375% Notes mature on October 15, 2024. From October 15, 2009 to October 14, 2010, LGEI may redeem the October 2004 2.9375% Notes at 100.839%; from October 15, 2010 to October 14, 2011, LGEI may redeem the October 2004 2.9375% Notes at 100.420%; and thereafter, LGEI may redeem the October 2004 2.9375% Notes at 100%.
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
     In December 2008, LGEI extinguished $9.0 million of the February 2005 3.625% Notes and originally recorded a gain on extinguishment of $3.5 million. The adoption of a new accounting standard described above decreased the gain on extinguishment for fiscal 2009 to $3.0 million to account for the unamortized portion of the discounts associated with the repurchased notes. The gain represented the difference between the fair value of the liability component of the February 2005 3.625% Notes and their carrying value with the excess of the amount paid to extinguish the February 2005 3.625% Notes over the fair value of the February 2005 3.625% Notes recorded as a reduction of shareholders equity reflecting the repurchase of the equity component of the February 2005 3.625% Notes.
     On April 20, 2009, LGEI entered into Refinancing Exchange Agreements with certain existing holders of the February 2005 3.625% Notes. Pursuant to the terms of the Refinancing Exchange Agreements, holders of the February 2005 3.625% Notes exchanged approximately $66.6 million aggregate principal amount of the February 2005 3.625% Notes for new 3.625% convertible senior subordinated notes (“April 2009 3.625% Notes”) in the same aggregate principal amount under a new indenture entered into by LGEI, the Company, as guarantor, and an indenture trustee thereunder. As a result of the exchange transaction, the Company recorded a gain on extinguishment of debt of $7.5 million. The gain represented the difference between the fair value of the liability component of the February 2005 3.625% Notes and their carrying value. The excess of the fair value of both the equity and liability component of the April 2009 3.625% Notes over the fair value of the February 2005 3.625% Notes of $3.9 million was recorded as a reduction of shareholders equity reflecting the repurchase of the equity component of the February 2005 3.625% Notes.
     April 2009 3.625% Notes. As discussed above, in April 2009, LGEI issued approximately $66.6 million of 3.625% Convertible Senior Subordinated Notes (the “April 2009 3.625% Notes”). Interest on the April 2009 3.625% Notes is payable on March 15 and September 15 of each year. The April 2009 3.625% Notes will mature on March 15, 2025. On or after March 15, 2015, the Company may redeem the April 2009 3.625% Notes, in whole or in part, at a price equal to 100% of the principal amount of the April 2009 3.625% Notes to be redeemed, plus accrued and unpaid interest through the date of redemption.

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
     The following table sets forth the equity and liability components of the 3.625% Notes and 2.9375% Notes outstanding as of September 30, 2009 and March 31, 2009:

	September 30,	March 31,
	2009	2009
	(Amounts in thousands)

October 2004 2.9375% Convertible Senior Subordinated Notes:
Carrying amount of equity component	$50,074	$50,074

Carrying amount of liability component
Principal amount of 2.9375% Notes	$150,000	$150,000
Unamortized discount (remaining period of 2.3 and 2.8 years, respectively)	(18,703)	(22,747)

Net carrying amount of October 2004 2.9375% Notes	$131,297	$127,253

February 2005 3.625% Convertible Senior Subordinated Notes:
Carrying amount of equity component	$53,032	$54,355

Carrying amount of liability component
Principal amount of February 3.625% Notes	$99,419	$166,000
Unamortized discount (remaining period of 2.5 and 3.0 years, respectively)	(13,967)	(27,448)

Net carrying amount of February 2005 3.625% Notes	$85,452	$138,552

April 2009 3.625% Convertible Senior Subordinated Notes:
Carrying amount of equity component	$16,085	N/A

Carrying amount of liability component
Principal amount of April 2009 3.625% Notes	$66,581	N/A
Unamortized discount (remaining period of 5.5 years)	(32,282)	N/A

Net carrying amount of April 2009 3.625% Notes	$34,299	N/A

     The effective interest rate on the liability component and the amount of interest expense, which includes both the contractual interest coupon and amortization of the discount on the liability component, for the three and six months ended September 30, 2009 and 2008 are presented below.

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
	(Amounts in thousands)

October 2004 2.9375% Convertible Senior Subordinated Notes:
Effective interest rate of liability component (9.65%)
Interest Expense
Contractual interest coupon	$1,102	$1,102	$2,203	$2,203
Amortization of discount on liability component	2,064	1,875	4,049	3,677
Amortization of debt issuance costs	134	112	261	217

	$3,300	$3,089	$6,513	$6,097

February 2005 3.625% Convertible Senior Subordinated Notes:
Effective interest rate of liability component (10.03%)
Interest Expense
Contractual interest coupon	$901	$1,586	$1,929	$3,172
Amortization of discount on liability component	1,490	1,974	2,911	3,887
Amortization of debt issuance costs	81	122	171	238

	$2,472	$3,682	$5,011	$7,297

April 2009 3.625% Convertible Senior Subordinated Notes:
Effective interest rate of liability component (17.26%)
Interest Expense
Contractual interest coupon	$603	N/A	$1,079	N/A
Amortization of discount on liability component	766	N/A	1,403	N/A
Amortization of debt issuance costs	3	N/A	3	N/A

	$1,372	N/A	$2,485	N/A

     Other Financing Obligations
     On June 1, 2007, the Company entered into a bank financing agreement for $3.7 million to fund the acquisition of certain capital assets. Interest is payable in monthly payments totaling $0.3 million per year for five years at an interest rate of 8.02%, with the entire principal due June 2012.
     In association with the February 28, 2009 acquisition of TV Guide Network, the Company assumed a $12.1 million capital lease obligation for a satellite transponder lease. At September 30, 2009 the balance of the capital lease obligation was $11.6 million. The monthly payments total $1.6 million per year through August 2019, with an imputed interest rate of 6.65%.
9. Fair Value Measurements
     Fair Value
     Accounting guidance and standards about fair value define fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.
     Fair Value Hierarchy
     Accounting guidance and standards about fair value establish a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The accounting guidance and standards establish three levels of inputs that may be used to measure fair value:
•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•	Level 2 — Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 liabilities that are measured at fair value on a recurring basis include the Company’s credit facility and convertible senior subordinated notes, both priced using discounted cash flow techniques that use observable market inputs, such as LIBOR-based yield curves, three- and seven-year swap rates, and credit ratings.

•	Level 3 — Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities.
     The following table sets forth the carrying values and fair values (all determined using Level 2 inputs defined above) of the Company’s outstanding debt at September 30, 2009:

	Carrying
	Value	Fair Value
		(Level 2)
	(Amounts in thousands)

Borrowings under bank line of credit	$255,000	$271,681
October 2004 2.9375% Convertible Senior Subordinated Notes	131,297	129,234
February 2005 3.625% Convertible Senior Subordinated Notes	85,452	83,855
April 2009 3.625% Convertible Senior Subordinated Notes	34,299	33,820

	$506,048	$518,590

10. Acquisitions and Divestitures
     TV Guide Network
     Acquisition of TV Guide Network. On February 28, 2009, the Company purchased all of the issued and outstanding equity interests of TV Guide Network and TV Guide.com (collectively “TV Guide Network”), a network and online provider of entertainment and television guidance-related programming, as well as localized program listings and descriptions primarily in the U.S. The Company paid approximately $241.6 million for all of the equity interest of TV Guide Network, assumed a capital lease obligation of $12.1 million and incurred approximately $1.5 million in direct transaction costs (paid to lawyers, accountants and other consultants).
     The acquisition was accounted for as a purchase, with the results of operations of TV Guide Network included in the Company’s consolidated results from February 28, 2009. The acquisition goodwill represents the significant opportunity for the Company to expand the existing television channel and online media platforms. Goodwill of $155.1 million represents the excess of the purchase price over the preliminary estimate of the fair value of the tangible and intangible assets acquired and liabilities assumed. Although the goodwill will not be amortized for financial reporting purposes, it is anticipated that substantially all of the goodwill will be deductible for federal tax purposes over the statutory period of 15 years. The preliminary allocation of the purchase price to the assets acquired and liabilities assumed based on their estimated fair values was as follows:

Preliminary
Allocation
(Amounts in
thousands)

Accounts receivable, net	$14,505
Property and equipment	26,649
Other assets acquired	1,831
Finite-lived intangible assets:
Customer relationships	64,330
Trademarks/trade names	9,730
Internal Use Software	2,230
Prepaid Patent License Agreements	1,510
Goodwill	155,099
Other liabilities assumed	(32,775)

Total preliminary estimated purchase price including estimated transaction costs	$243,109

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
     In exchange for the cash consideration, OEP received mandatorily redeemable preferred stock units and common stock units representing its 49% noncontrolling interest in TV Guide Network. The Company also received mandatorily redeemable preferred stock units and common stock units representing its 51% ownership share. The mandatorily redeemable preferred stock carries a dividend rate of 10% compounded annually and is mandatorily redeemable ten years from the closing at the stated value plus the dividend return and any additional capital contributions less previous distributions.
     After the sale of the Company’s 49% interest in TV Guide Network to OEP, the Company has continued to consolidate TV Guide Network. TV Guide Network is a variable interest entity that is currently required to be consolidated since the Company is the primary beneficiary pursuant to its business and ownership structure. The net loss attributable to noncontrolling interest in the consolidated statement of operations represents the noncontrolling interest’s 49% share of the net loss incurred by TV Guide Network for the period from May 28, 2009 through September 30, 2009.
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

     The portion of the mandatorily redeemable preferred and common stock units held by the Company and associated non-cash interest representing the Company’s 51% ownership interest is eliminated in consolidation. The mandatorily redeemable preferred stock held by the noncontrolling interest and the 10% dividend is being accreted, through a non-cash charge to interest expense, up to its redemption amount over the ten-year period to the redemption date. The redemption amount of the noncontrolling interest’s share of the mandatorily redeemable preferred stock as of September 30, 2009 which includes capital contributions and dividend accretion through September 30, 2009 was $129.3 million.
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

	Six Months	Six Months
	Ended	Ended
	September 30,	September 30,
	2009	2008
	(Amounts in thousands, except per share amounts)

Revenues	$781,384	$750,193
Operating income (loss)	$85,077	$(32,488)
Net income (loss)	$66,378	$(52,519)
Basic Net (Loss) Income Per Common Share	$0.57	$(0.45)
Diluted Net Income (Loss) Per Common Share	$0.54	$(0.45)
Weighted average number of common shares outstanding — Basic	117,199	117,647
Weighted average number of common shares outstanding — Diluted	137,671	117,647
     The following table sets forth the carrying amounts of the assets and liabilities of the TV Guide Network included in the consolidated balance sheet as of September 30, 2009:

September 30,
2009
(Amounts in
thousands)

Cash and cash equivalents	$16,286
Accounts receivable, net	16,439
Investment in films and television programs, net	650
Property and equipment, net	24,517
Finite-lived intangible assets, net	72,378
Goodwill	155,099
Other assets	1,199

Total Assets	286,568

Accounts payable and accrued liabilities	16,921
Other financing obligations	11,592
Mandatorily redeemable preferred stock units held by noncontrolling interest	88,431
Other liabilities	7,737

Total Liabilities	124,681

Noncontrolling interest	33,838

Net assets held by Lions Gate Entertainment Corp.	$128,049

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
     The Hurdle Amount is the purchase price of approximately $56 million plus an interest cost accruing until such hurdle is reached, and certain other costs the Company agreed to pay in connection with the acquisition. Accordingly, the additional consideration is the total of the above in excess of the Hurdle Amount. As of September 30, 2009, the total earnings and fees from identified projects in process are not projected to reach the Hurdle Amount. However, as additional projects are identified in the future and the current projects are released in the market place the total projected earnings and fees from these projects could increase causing additional payments to the sellers to become payable.
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
     Pursuant to the purchase agreement, if the aggregate earnings before interest, taxes, depreciation and amortization adjusted to add back 20% of the overhead expense (“Adjusted EBITDA”) of Debmar-Mercury for the five-year period ending after the closing date exceeds the target amount, then up to 40% of the excess Adjusted EBITDA over the target amount is payable as additional consideration. The percentage of the excess Adjusted EBITDA over the target amount ranges from 20% of such excess up to an excess of $3 million, 25% of such excess over $3 million and less than $6 million, 30% of such excess over $6 million and less than $10 million and 40% of such excess over $10 million. The target amount is $32.2 million plus adjustments for interest on certain funding provided by the Company and adjustments for certain overhead and other items.
     In addition, up to 40% (percentage is determined based on how much the cumulative Adjusted EBITDA exceeds the target amount) of Adjusted EBITDA of Debmar-Mercury generated subsequent to the five-year period from the assets existing as of the fifth anniversary date of the close is also payable as additional consideration on a quarterly basis (i.e., the Continuing Earnout Payment) unless the substitute earn out option is exercised by either the seller or the Company. The substitute earn out option is only available if the aggregate Adjusted EBITDA for the five-year period ending after the closing date exceeds the target amount. Under the substitute earn out option, the seller can elect to receive an amount equal to $2.5 million in lieu of the Continuing Earnout Payments and the Company can elect to pay an amount equal to $15 million in lieu of the Continuing Earnout Payments.
     Amounts paid, if any, under the above additional consideration provisions will be recorded as additional goodwill.
11. Direct Operating Expenses

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
	(Amounts in thousands)
Amortization of films and television programs	$133,361	$117,696	$287,303	$186,743
Participations and residual expense	65,333	80,895	122,249	159,007
Other expenses:
Provision (benefit) for doubtful accounts	(410)	12	1,591	222
Foreign exchange losses (gains)	(237)	1,023	(37)	1,338

	$198,047	$199,626	$411,106	$347,310

12. Comprehensive Income (Loss)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
	(Amounts in thousands)
Net income (loss) attributable to Lions Gate Entertainment Corp. shareholders	$31,716	$(51,814)	$68,065	$(48,295)
Add (Deduct): Foreign currency translation adjustments	878	(4,049)	5,887	(3,880)
Add: Net unrealized gain on foreign exchange contracts	46	3	17	12
Add: Unrealized gain on investments — available for sale	—	91	—	73

Comprehensive income (loss) attributable to Lions Gate Entertainment Corp.	$32,640	$(55,769)	$73,969	$(52,090)
Comprehensive loss attributable to noncontrolling interest	(2,507)	—	(4,384)	—

Comprehensive income (loss)	$30,133	$(55,769)	$69,585	$(52,090)

13. Net Income (Loss) Per Share
     Basic net income (loss) per share is calculated based on the weighted average common shares outstanding for the period. Basic net income (loss) per share for the three and six months ended September 30, 2009 and 2008 is presented below:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
	(Amounts in thousands)
Basic Net Income (Loss) Per Common Share:
Numerator:
Net income (loss) attributable to Lions Gate Entertainment Corp. shareholders	$31,716	$(51,814)	$68,065	$(48,295)

Denominator:
Weighted average common shares outstanding	117,322	116,861	117,199	117,647

Basic Net Income (Loss) Per Common Share	$0.27	$(0.44)	$0.58	$(0.41)

     Diluted net income (loss) per common share reflects the potential dilutive effect, if any, of the conversion of the October 2004 2.9375% Notes, the February 2005 3.625% Notes and the April 2009 3.625% Notes under the “if converted” method. Diluted net income (loss) per common share also reflects share purchase options and restricted share units using the treasury stock method when dilutive, and any contingently issuable shares when dilutive. Diluted net income (loss) per common share for the three and six months ended September 30, 2009 and 2008 is presented below:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
	(Amounts in thousands)
Diluted Net Income (Loss) Per Common Share:
Numerator:
Net income (loss) attributable to Lions Gate Entertainment Corp. shareholders	$31,716	$(51,814)	$68,065	$(48,295)

Add:
Interest on convertible Notes, net of tax	4,256	—	8,199	—
Amortization of deferred financing costs, net of tax	129	—	248	—

Numerator for Diluted Net Income (Loss) Per Common Share	$36,101	$(51,814)	$76,512	$(48,295)

Denominator:
Weighted average common shares outstanding	117,322	116,861	117,199	117,647
Effect of dilutive securities:
Conversion of Notes	21,113	—	20,276	—
Restricted share units	297	—	196	—

Adjusted weighted average common shares outstanding	138,732	116,861	137,671	117,647

Diluted Net Income (Loss) Per Common Share	$0.26	$(0.44)	$0.56	$(0.41)

     For the three and six months ended September 30, 2009 and 2008, the weighted average common shares calculated under the “if converted” and treasury stock method presented below were excluded from diluted net income (loss) per common share for the periods because their inclusion would have had an anti-dilutive effect.

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
	(Amounts in thousands)

Conversion of Notes	6,961	25,295	7,445	25,295
Share purchase options	3,745	3,582	3,847	3,528
Restricted share units	968	337	1,283	176

Total weighted average common shares excluded from Diluted Net Income (Loss) Per Common Share	11,674	29,214	12,575	28,999

     The Company had 500,000,000 authorized common shares at September 30, 2009 and March 31, 2009. The table below outlines common shares reserved for future issuance:

	September 30,	March 31,
	2009	2009
	(Amounts in thousands)

Stock options outstanding	3,635	3,899
Restricted share units — unvested	2,848	2,566
Share purchase options and restricted share units available for future issuance	4,607	5,120
Shares issuable upon conversion of October 2004 2.9375% Notes at conversion price of $11.50 per share	13,043	13,043
Shares issuable upon conversion of February 2005 3.625% Notes at conversion price of $11.04 per share	6,961	11,622
Shares issuable upon conversion of April 2009 3.625% Notes at conversion price of $8.25 per share	8,070	—

Shares reserved for future issuance	39,164	36,250

     The Company’s Board of Directors has authorized the repurchase of up to $150 million of the Company’s common shares, with the timing, price, quantity, and manner of the purchases to be made at the discretion of management, depending upon market conditions. During the period from the authorization date through September 30, 2009, 6,787,310 shares have been repurchased pursuant to the plan at a cost of approximately $65.2 million, including commission costs. No shares were repurchased during the three and six months ended September 30, 2009. The share repurchase program has no expiration date.
14. Accounting for Stock-Based Compensation
     Share-Based Compensation
     Relevant accounting guidance and standards require the measurement of all stock-based awards using a fair value method and the recognition of the related stock-based compensation expense in the consolidated financial statements over the requisite service period. Further, as required the Company estimates forfeitures for share-based awards that are not expected to vest. As stock-based compensation expense recognized in the Company’s consolidated financial statements is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures.
     The fair value of each option award is estimated on the date of grant using a closed-form option valuation model (Black-Scholes) based on the assumptions noted in the following table. Expected volatilities are based on implied volatilities from traded options on the Company’s stock, historical volatility of the Company’s stock and other factors. The expected term of options granted represents the period of time that options granted are expected to be outstanding. The weighted-average grant-date fair values for options granted during the six months ended September 30, 2009 and 2008 was $3.01 and $3.06, respectively. The following table represents the assumptions used in the Black-Scholes option-pricing model for stock options granted during the six months ended September 30, 2009 and 2008:

	Six Months	Six Months
	Ended	Ended
	September 30,	September 30,
	2009	2008

Risk-free interest rate	2.6%	2.7%
Expected option lives (in years)	10 years	5 years
Expected volatility for options	45%	31%
Expected dividend yield	0%	0%

     The Company recognized the following share-based compensation expense (benefit) during the three and six months ended September 30, 2009 and 2008:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
	(Amounts in thousands)
Compensation Expense (Benefit):
Stock Options	$815	$802	$1,620	$1,599
Restricted Share Units and Other Share-based Compensation	3,142	3,295	6,066	5,917
Stock Appreciation Rights	336	(1,112)	602	(646)

Total	$4,293	$2,985	$8,288	$6,870

     There was no income tax benefit recognized in the statements of operations for share-based compensation arrangements during the three and six months ended September 30, 2009 and 2008.
     Stock Options
     A summary of option activity as of September 30, 2009 and changes during the six months then ended is presented below:

					Weighted	Aggregate
				Weighted-	Average	Intrinsic
			Total	Average	Remaining	Value as of
	Number of	Number of	Number of	Exercise	Contractual	September 30,
Options:	Shares (1)	Shares (2)	Shares	Price	Term In Years	2009
Outstanding at March 31, 2009	3,299,166	600,000	3,899,166	$9.75
Granted	60,000	—	60,000	5.17
Exercised	—	—	—	—
Forfeited or expired	(112,333)	—	(112,333)	7.68

Outstanding at June 30, 2009	3,246,833	600,000	3,846,833	$9.73
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited or expired	(212,000)	—	(212,000)	7.68

Outstanding at September 30, 2009	3,034,833	600,000	3,634,833	$9.85	6.57	$59,400

Outstanding as of September 30, 2009, vested or expected to vest in the future	3,030,833	600,000	3,630,833	$9.86	6.56	$56,430

Exercisable at September 30, 2009	2,209,001	200,000	2,409,001	$9.94	6.08	$—

(1)	Issued under our long-term incentive plans

(2)	On September 10, 2007, in connection with the acquisition of Mandate Pictures (see Note 10), two executives entered into employment agreements with Lions Gate Films, Inc. (“LGF”), the Company’s wholly-owned subsidiary. Pursuant to the employment agreements, the executives were granted an aggregate of 600,000 stock options, 200,000 options of which vested, and 600,000 options of which will vest over a two- to three-year period.

The options were granted outside of our long-term incentive plans.
     The total intrinsic value of options exercised as of each exercise date during the three and six months ended September 30, 2009 were nil (2008 — $6.6 million and $7.1 million, respectively).
Restricted Share Units
     Effective June 27, 2005, the Company, pursuant to the 2004 Plan, began granting restricted share units to certain employees, directors and consultants.

     A summary of the status of the Company’s restricted share units as of September 30, 2009 and changes during the six months then ended is presented below:

			Total	Weighted Average
	Number of	Number of	Number of	Grant Date Fair
Restricted Share Units:	Shares (1)	Shares (2)	Shares	Value
Outstanding at March 31, 2009	2,181,501	384,167	2,565,668	$9.27
Granted	498,209	—	498,209	5.25
Vested	(185,248)	—	(185,248)	10.63
Forfeited	(4,292)	—	(4,292)	8.75

Outstanding at June 30, 2009	2,490,170	384,167	2,874,337	$8.49
Granted	485,517	52,500	538,017	6.27
Vested	(447,177)	(113,334)	(560,511)	9.09
Forfeited	(4,123)	—	(4,123)	10.35

Outstanding at September 30, 2009	2,524,387	323,333	2,847,720	$7.95

(1)	Issued under our long-term incentive plans

(2)	On September 10, 2007, in connection with the acquisition of Mandate Pictures (see Note 10), two executives entered into employment agreements with LGF. Pursuant to the employment agreements, the executives were granted an aggregate of 445,000 restricted share units, which vest over a three- to five-year period. The restricted share units were granted outside of our long-term incentive plans.
     The fair values of restricted share units are determined based on the market value of the shares on the date of grant.
     The following table summarizes the total remaining unrecognized compensation cost as of September 30, 2009 related to non-vested stock options and restricted share units and the weighted average remaining years over which the cost will be recognized:

	Total	Weighted
	Unrecognized	Average
	Compensation	Remaining
	Cost	Years
	(Amounts in thousands)
Stock Options	$4,219	1.4
Restricted Share Units	14,619	1.8

Total	$18,838

     Under the Company’s two stock option and long term incentive plans, the Company withholds shares to satisfy minimum statutory federal, state and local tax withholding obligations arising from the vesting of restricted share units. During the six months ended September 30, 2009, 182,496 shares were withheld upon the vesting of restricted share units.
     The Company becomes entitled to an income tax deduction in an amount equal to the taxable income reported by the holders of the stock options and restricted share units when vesting or exercise occurs, the restrictions are released and the shares are issued. Restricted share units are forfeited if the employees terminate prior to vesting.
Stock Appreciation Rights
     On February 5, 2009, an officer was granted 850,000 stock appreciation rights (“SARs”) with an exercise price of $5.45, which entitles the officer to receive cash equal to the amount by which the trading price of common shares on the exercise notice date exceeds the SARs’ price of $5.45 multiplied by the number of SARs exercised, in consideration of a one-year extension of his employment agreement. The SARs vest over three years and expire after five years. These SARs were granted under the 2004 Plan. The Company measures compensation expense based on the fair value of the SARs, which is determined by using the Black-Scholes option-pricing model at each reporting date. At September 30, 2009, the following assumptions were used in the Black-Scholes option-pricing model: Volatility of 45%, Risk Free Rate of 1.9%, Expected Term of 4.4 years, and Dividend of 0%. At September 30, 2009, the market price of the Company’s common shares was $6.16 and the weighted average fair value of the SARs was $2.63. The compensation expense of $0.4 million in the period is calculated by using the fair value of the SARs, multiplied by the 850,000 SARs, amortized over the vesting period. At September 30, 2009, the Company has a stock-based compensation liability accrual in the amount of $0.5 million (March 31, 2009 — $0.1 million) included in accounts payable and accrued liabilities on the unaudited condensed consolidated balance sheets relating to these SARs.

     During the year ended March 31, 2009, a non-employee was granted 250,000 SARs with an exercise price of $11.16, which entitles the non-employee to receive cash equal to the amount by which the trading price of common shares on the exercise notice date exceeds the SARs’ price of $11.16 multiplied by the number of SARs exercised. The SARs vest over a four-year period. The Company measures compensation cost based on the fair value of the SARs, which is determined by using the Black-Scholes option-pricing model at each reporting date. At September 30, 2009, the following assumptions were used in the Black-Scholes option-pricing model: Volatility of 45%, Risk Free Rate of 1.45%, Expected Remaining Term of 2.7 years, and Dividend of 0%. At September 30, 2009, the market price of the Company’s common shares was $6.16 and the weighted average fair value of the SARs was $0.76. In connection with these SARs, the Company recorded a stock-based compensation benefit in the amount of less than $0.1 million, included in direct operating expenses in the unaudited condensed consolidated statements of operations for the three and six months ended September 30, 2009. At September 30, 2009, the Company has a stock-based compensation liability accrual in the amount of $0.2 million (March 31, 2009 — $0.2 million) included in accounts payable and accrued liabilities on the unaudited condensed consolidated balance sheets relating to these SARs.
     During the year ended March 31, 2009, a non-employee was granted 750,000 SARs with an exercise price of $9.56, which entitles the non-employee to receive cash equal to the amount by which the trading price of common shares on the exercise notice date exceeds the SARs’ price of $9.56 multiplied by the number of SARs exercised. The SARs vest over a three-year period based on the commencement of principal photography of certain production of motion pictures. The Company measures compensation cost based on the fair value of the SARs, which is determined by using the Black-Scholes option-pricing model at each reporting date. At September 30, 2009, the following assumptions were used in the Black-Scholes option-pricing model: Volatility of 45%, Risk Free Rate of 1.88%, Expected Remaining Term of 3.8 years, and Dividend of 0%. At September 30, 2009, the market price of the Company’s common shares was $6.16, the weighted average fair value of the SARs was $1.38. In March 2009, 250,000 of the SARs vested upon commencement of principal photography on a certain film. The weighted average fair value of these SARs on the date of vesting was $1.33. The fair value of the 250,000 vested SARs as of September 30, 2009 remained the same as their respective fair value as of March 31, 2009, resulting in no net impact to direct operating expenses in the unaudited condensed consolidated statements of operations for the six-months ended September 30, 2009. The Company recorded a portion of the fair value of the remaining SARs, which represents the progress towards commencement of principal photography of the second production, of $0.2 million in investment in films and television programs on the unaudited condensed consolidated balance sheets. At September 30, 2009, the Company has a stock-based compensation liability accrual in the amount of $0.5 million (March 31, 2009 — $0.4 million) included in accounts payable and accrued liabilities on the unaudited condensed consolidated balance sheets relating to these SARs.
     On April 6, 2009, an officer was granted 700,000 SARs with an exercise price of $5.17, which entitles the officer to receive cash equal to the amount by which the trading price of common shares on the exercise notice date exceeds the SARs’ price of $5.17 multiplied by the number of SARs exercised, in consideration of a four-year extension of his employment agreement. The SARs vest over four years and expire after five years, with 50% of the SARs to vest in four equal annual installments after the grant date and 50% of the SARs to vest over a four-year period, subject to performance-based vesting requirements as established by the Company’s Chief Executive Officer and approved by the Compensation Committee of the Board of Directors. These SARs were granted under the 2004 Plan. The Company measures compensation expense based on the fair value of the SARs, which is determined by using the Black-Scholes option-pricing model at each reporting date. At September 30, 2009, the following assumptions were used in the Black-Scholes option-pricing model: Volatility of 45%, Risk Free Rate of 2.3%, Expected Term of 4.5 years, and Dividend of 0%. At September 30, 2009, the market price of the Company’s common shares was $6.16 and the weighted average fair value of the SARs was $2.82. The compensation expense of $0.2 million in the period is calculated by using the fair value of the SARs, multiplied by the 700,000 SARs, amortized over the vesting period. At September 30, 2009, the Company has a stock-based compensation liability accrual in the amount of $0.2 million (March 31, 2009 — nil) included in accounts payable and accrued liabilities on the unaudited condensed consolidated balance sheets relating to these SARs.
     Other Share-Based Compensation
     Pursuant to a certain employment agreement, the Company grants the equivalent of $0.3 million in common shares to a certain officer on a quarterly basis through the term of his employment contract. For the three and six months ended September 30, 2009, the Company issued 23,364 and 50,301 shares, respectively, net of shares withheld to satisfy minimum tax withholding obligations. The issuance of shares under this arrangement commenced in fiscal 2010. The Company recorded stock-based compensation expense related to this arrangement in the amount of $0.3 million and $0.5 million, respectively, for the three and six months ended September 30, 2009 (three and six months ended September 30, 2008 — nil).

15. Segment Information
     Certain accounting guidance and standards require the Company to make certain disclosures about each reportable segment. The Company’s reportable segments are determined based on the distinct nature of their operations and each segment is a strategic business unit that offers different products and services and is managed separately. The Company evaluates performance of each segment using segment profit (loss) as defined below. The Company has three reportable business segments: Motion Pictures, Television Production, and Media Networks.
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
     Media Networks consists of TV Guide Network, one of the 30 most widely distributed general entertainment cable networks in the U.S., including TV Guide Network On Demand and TV Guide Online (www.tvguide.com), an online navigational tool and provider of television listings and video and other entertainment content (acquired in February 2009). The Media Networks segment includes distribution revenue from multi-system cable operators and digital broadcast satellite providers (distributors generally pay a per subscriber fee for the right to distribute programming) and advertising revenue from the sale of advertising on its television channel and related online media platforms.
     Segmented information by business unit is as follows:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2000
	(Amounts in thousands)
Segment revenues
Motion Pictures	$277,123	$312,162	$549,850	$569,530
Television Production	88,898	68,556	176,120	109,647
Media Networks	27,656	—	55,414	—

	$393,677	$380,718	$781,384	$679,177

Direct operating expenses
Motion Pictures	$122,434	$143,619	$254,444	$257,950
Television Production	67,040	56,007	138,166	89,360
Media Networks	8,573	—	18,496	—

	$198,047	$199,626	$411,106	$347,310

Distribution and marketing
Motion Pictures	$91,532	$183,051	$166,385	$276,896
Television Production	7,354	6,356	14,484	11,486
Media Networks	3,359	—	6,359	—

	$102,245	$189,407	$187,228	$288,382

General and administration
Motion Pictures	$11,276	$11,758	$22,758	$24,876
Television Production	1,958	2,671	4,083	5,328
Media Networks	11,508	—	22,215	—

	$24,742	$14,429	$49,056	$30,204

Segment profit (loss)
Motion Pictures	$51,881	$(26,266)	$106,263	$9,808
Television Production	12,546	3,522	19,387	3,473
Media Networks	4,216	—	8,344	—

	$68,643	$(22,744)	$133,994	$13,281

Acquisition of investment in films and television programs
Motion Pictures	$49,437	$55,651	$200,586	$201,760
Television Production	59,413	68,628	115,468	123,416
Media Networks	8,334	—	17,422	—

	$117,184	$124,279	$333,476	$325,176

     Purchases of property and equipment amounted to $0.7 million and $3.7 million for the three and six months ended September 30, 2009, respectively, all primarily pertaining to purchases for the Company’s corporate headquarters and Media Networks segment. For the three and six months ended September 30, 2008, purchases of property and equipment amounted to $3.4 million and $5.7 million, respectively, all primarily pertaining to purchases for the Company’s corporate headquarters.
     Segment profit (loss) is defined as segment revenue less segment direct operating, distribution and marketing, and general and administration expenses. The reconciliation of total segment profit (loss) to the Company’s income (loss) before income taxes is as follows:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
	(Amounts in thousands)
Company’s total segment profit (loss)	$68,643	$(22,744)	$133,994	$13,281
Less:
Corporate general and administration	(17,710)	(16,171)	(34,515)	(38,704)
Depreciation and amortization	(6,207)	(1,415)	(14,402)	(2,801)
Interest expense	(13,297)	(8,909)	(24,006)	(16,796)
Interest and other income	382	2,047	808	4,202
Gain on extinguishment of debt	—	—	7,458	—
Equity interests loss	(1,928)	(1,960)	(3,645)	(4,146)

Income (loss) before income taxes	$29,883	$(49,152)	$65,692	$(44,964)

     The following table sets forth significant assets as broken down by segment and other unallocated assets as of September 30, 2009 and March 31, 2009:

	September 30, 2009				March 31, 2009
	Motion	Television	Media		Motion	Television	Media
	Pictures	Production	Networks	Total	Pictures	Production	Networks	Total
	(Amounts in thousands)
Significant assets by segment
Accounts receivable	$116,411	$99,125	$16,439	$231,975	$148,625	$61,652	$16,733	$227,010
Investment in films and television programs, net	603,188	145,445	650	749,283	570,985	131,037	745	702,767
Goodwill	210,293	13,961	155,099	379,353	210,293	13,961	155,148	379,402

	$929,892	$258,531	$172,188	$1,360,611	$929,903	$206,650	$172,626	$1,309,179

Other unallocated assets (primarily cash, restricted investments, other assets, and finite-lived intangible assets)				329,062				358,071

Total assets				$1,689,673				$1,667,250

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
     The following tables present unaudited condensed consolidating financial information as of September 30, 2009 and March 31, 2009, and for the six months ended September 30, 2009 and 2008 for (1) the Company, on a stand-alone basis, (2) LGEI, on a stand-alone basis, (3) the non-guarantor subsidiaries of the Company (including the subsidiaries of LGEI), on a combined basis (collectively, the “Other Subsidiaries”) and (4) the Company, on a consolidated basis.

	As of September 30, 2009
	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated
	(Amounts in thousands)
BALANCE SHEET
Assets
Cash and cash equivalents	$543	$24,399	$87,710	$—	$112,652
Restricted cash	—	9,896	—	—	9,896
Restricted investments	—	6,999	—	—	6,999
Accounts receivable, net	151	1,032	230,792	—	231,975
Investment in films and television programs, net	2	6,391	743,841	(951)	749,283
Property and equipment, net	—	12,662	25,372	—	38,034
Finite-lived intangible assets, net	—	—	75,368	—	75,368
Goodwill	10,173	—	369,180	—	379,353
Other assets	408	40,060	45,645	—	86,113
Subsidiary investments and advances	160,728	113,924	(194,756)	(79,896)	—

	$172,005	$215,363	$1,383,152	$(80,847)	$1,689,673

Liabilities and Shareholders’ Equity (Deficiency)
Borrowings under bank line of credit	$—	$255,000	$—	$—	$255,000
Accounts payable and accrued liabilities	1,031	17,911	158,420	(1,094)	176,268
Participations and residuals	179	2,108	301,997	(13)	304,271
Film and production obligations	75	—	293,639	—	293,714
Subordinated notes and other financing obligations	—	251,048	15,310	—	266,358
Mandatorily redeemable preferred stock units held by noncontrolling interest	—	—	180,472	(92,041)	88,431
Deferred revenue	—	294	134,617	—	134,911
Shareholders’ equity (deficiency)	170,720	(310,998)	298,697	12,301	170,720

	$172,005	$215,363	$1,383,152	$(80,847)	$1,689,673

	Six Months Ended September 30, 2009
	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated
	(Amounts in thousands)
STATEMENT OF OPERATIONS
Revenues	$—	$22,181	$776,110	$(16,907)	$781,384
EXPENSES:
Direct operating	—	369	423,166	(12,429)	411,106
Distribution and marketing	—	1,934	186,034	(740)	187,228
General and administration	658	33,820	49,240	(147)	83,571
Depreciation and amortization	—	2,788	11,614	—	14,402

Total expenses	658	38,911	670,054	(13,316)	696,307

OPERATING INCOME (LOSS)	(658)	(16,730)	106,056	(3,591)	85,077

Other expenses (income):
Interest expense	—	18,729	9,843	(4,566)	24,006
Interest and other income	(63)	(859)	(353)	467	(808)
Gain on extinguishment of debt	—	(7,458)	—	—	(7,458)

Total other expenses (income)	(63)	10,412	9,490	(4,099)	15,740

INCOME (LOSS) BEFORE EQUITY INTERESTS AND INCOME TAXES	(595)	(27,142)	96,566	508	69,337
Equity interests income (loss)	64,287	93,189	(2,917)	(158,204)	(3,645)

INCOME (LOSS) BEFORE INCOME TAXES	63,692	66,047	93,649	(157,696)	65,692
Income tax provision (benefit)	11	272	1,728	—	2,011

NET INCOME (LOSS)	63,681	65,775	91,921	(157,696)	63,681
Add: Net loss attributable to noncontrolling interest	4,384	—	—	—	4,384

NET INCOME (LOSS) ATTRIBUTABLE TO LIONS GATE ENTERTAINMENT CORP. SHAREHOLDERS	$68,065	$65,775	$91,921	$(157,696)	$68,065

	Six Months Ended September 30, 2009
	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated
	(Amounts in thousands)
STATEMENT OF CASH FLOWS
NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(12,906)	$(185,619)	$34,674	$—	$(163,851)

INVESTING ACTIVITIES:
Purchases of restricted investments	—	(6,999)	—	—	(6,999)
Proceeds from the sale of restricted investments	—	6,987	—	—	6,987
Investment in equity method investees	—	—	(14,924)	—	(14,924)
Decrease in loan receivables	—	8,333	—		8,333
Purchases of property and equipment	—	(691)	(2,999)	—	(3,690)

NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	—	7,630	(17,923)	—	(10,293)

FINANCING ACTIVITIES:
Tax withholding requirements on equity awards	(1,343)	—	—	—	(1,343)
Proceeds from the sale of 49% interest in TV Guide	—	113,426	8,929	—	122,355
Borrowings under bank line of credit		70,000			70,000
Repayments of borrowings under bank line of credit	—	(70,000)			(70,000)
Increase in production obligations	—	—	128,094		128,094
Repayment of production obligations	—	—	(102,490)		(102,490)
Repayment of other financing obligations		—	(406)		(406)

NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	(1,343)	113,426	34,127	—	146,210

NET CHANGE IN CASH AND CASH EQUIVALENTS	(14,249)	(64,563)	50,878	—	(27,934)

FOREIGN EXCHANGE EFFECTS ON CASH	1,539	—	572	—	2,111
CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	13,253	88,962	36,260	—	138,475

CASH AND CASH EQUIVALENTS — END OF PERIOD	$543	$24,399	$87,710	$—	$112,652

	As of March 31, 2009
	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated
	(Amounts in thousands)

BALANCE SHEET
Assets
Cash and cash equivalents	$13,253	$88,962	$36,260	$—	$138,475
Restricted cash	—	10,056	—	—	10,056
Restricted investments	—	6,987	—	—	6,987
Accounts receivable, net	113	3,737	223,289	(129)	227,010
Investment in films and television programs, net	2	6,761	695,781	223	702,767
Property and equipment, net	—	15,014	27,401	—	42,415
Finite-lived intangible assets, net	—	—	78,904	—	78,904
Goodwill	10,173	—	369,229	—	379,402
Other assets	—	37,636	43,598	—	81,234
Subsidiary investments and advances	19,188	(1,103)	(52,438)	34,353	—

	$42,729	$168,050	$1,422,024	$34,447	$1,667,250

Liabilities and Shareholders’ Equity (Deficiency)
Borrowings under bank line of credit	$—	$255,000	$—	$—	$255,000
Accounts payable and accrued liabilities	821	12,289	257,866	(415)	270,561
Participations and residuals	152	472	371,234	(1)	371,857
Film and production obligations	63	—	304,590	(128)	304,525
Subordinated notes and other financing obligations	—	265,805	15,716	—	281,521
Deferred revenue	—	385	141,708	—	142,093
Shareholders’ equity (deficiency)	41,693	(365,901)	330,910	34,991	41,693

	$42,729	$168,050	$1,422,024	$34,447	$1,667,250

	Six Months Ended September 30, 2008
	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated
	(Amounts in thousands)
STATEMENT OF OPERATIONS
Revenues	$513	$11,061	$684,217	$(16,614)	$679,177
EXPENSES:
Direct operating	513	123	348,252	(1,578)	347,310
Distribution and marketing	—	85	288,287	10	288,382
General and administration	577	38,202	30,128	1	68,908
Depreciation and amortization	—	1,824	977	—	2,801

Total expenses	1,090	40,234	667,644	(1,567)	707,401

OPERATING INCOME (LOSS)	(577)	(29,173)	16,573	(15,047)	(28,224)

Other expenses (income):
Interest expense	16	16,082	698	—	16,796
Interest and other income	(105)	(3,137)	(960)	—	(4,202)

Total other expenses (income)	(89)	12,945	(262)	—	12,594

INCOME (LOSS) BEFORE EQUITY INTERESTS AND INCOME TAXES	(488)	(42,118)	16,835	(15,047)	(40,818)
Equity interests income (loss)	(47,796)	(13,620)	(2,410)	59,680	(4,146)

INCOME (LOSS) BEFORE INCOME TAXES	(48,284)	(55,738)	14,425	44,633	(44,964)
Income tax provision (benefit)	11	680	2,642	(2)	3,331

NET INCOME (LOSS)	$(48,295)	$(56,418)	$11,783	$44,635	$(48,295)

	Six Months Ended September 30, 2008
	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated
	(Amounts in thousands)
STATEMENT OF CASH FLOWS
NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	$46,358	$(149,460)	$63,378	$—	$(39,724)

INVESTING ACTIVITIES:
Proceeds from the sale of restricted investments	—	125	—		125
Investment in equity method investees	—	—	(11,099)	—	(11,099)
Increase in loan receivables	—	(3,427)	(25,000)	—	(28,427)
Purchases of property and equipment	—	(5,551)	(192)	—	(5,743)

NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	—	(8,853)	(36,291)	—	(45,144)

FINANCING ACTIVITIES:
Exercise of stock options	2,894	—	—	—	2,894
Tax withholding requirements on equity awards	(2,941)	—	—	—	(2,941)
Repurchases of common shares	(44,737)	—	—	—	(44,737)
Increase in production obligations	—	—	113,320	—	113,320
Repayment of production obligations	—	—	(104,216)	—	(104,216)

NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	(44,784)	—	9,104	—	(35,680)

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,574	(158,313)	36,191	—	(120,548)

FOREIGN EXCHANGE EFFECTS ON CASH	(216)	—	(1,920)	—	(2,136)
CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	4,474	350,581	16,534	—	371,589

CASH AND CASH EQUIVALENTS — END OF PERIOD	$5,832	$192,268	$50,805	$—	$248,905

18. Subsequent Events (Unaudited)
Film Credit Facility
     On October 6, 2009, the Company, entered into a revolving film credit facility agreement (“Film Credit Facility”) which provides for borrowings for the acquisition or production of motion pictures. Currently, the Film Credit Facility provides for total borrowings up to $120 million and can be increased to $200 million if additional lenders or financial institutions become a party to and provide a commitment under the facility. The Film Credit Facility has a maturity date of April 6, 2013 and generally bears an interest rate of 3.25% over the “LIBO” rate (as defined in the credit agreement). The Company is required to pay a quarterly commitment fee of 0.75% per annum on the unused commitment under the Film Credit Facility. Borrowings under the Film Credit Facility are due the earlier of (a) nine months after delivery of each motion picture or (b) April 6, 2013. Borrowings under the Film Credit Facility are subject to a borrowing base calculation and are secured by interests in the related motion pictures, together with certain other receivables from other motion picture and television productions pledged by the Company including a minimum pledge of such receivables of $25 million. Receivables pledged to the Film Credit Facility must be excluded from the borrowing base calculation under the Company’s credit facility as described in Note 6.
10.25% Senior Secured Second-Priority Notes
     On October 21, 2009, LGEI issued approximately $236.0 million aggregate principal amount of senior secured second-priority notes due 2016 (the “Notes”) in a private offering conducted pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended (the “Securities Act”).
     The Notes will pay interest semi-annually on May 1 and November 1 of each year at a rate of 10.25% per year and will mature on November 1, 2016.

     The Notes are guaranteed on a senior secured basis by the Company, and certain wholly-owned subsidiaries of both LGEC and LGEI.
     The Notes were issued by LGEI at an initial price of 95.222% of the principal amount and, after deducting discounts and the underwriting fee the net proceeds from the sale of the Notes was approximately $219.4 million, of which $218.0 million was used by LGEI to repay a portion of its outstanding debt under its credit facility. The Company expects the total net proceeds after all transaction costs (including legal, accounting and other professional fees) to be approximately $215.1 million.
     The Company has agreed to make available to the trustee and the holders of the Notes the following tables which present unaudited condensed consolidating financial information as of September 30, 2009 and March 31, 2009, and for the six months ended September 30, 2009 and 2008 for (1) the Company, on a stand-alone basis, (2) LGEI, on a stand-alone basis, (3) the guarantor subsidiaries of the Company (including the subsidiaries of LGEI), on a combined basis (4) the non-guarantor subsidiaries of the Company (including the subsidiaries of LGEI), on a combined basis and (5) the Company, on a consolidated basis.

	As of September 30, 2009
	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other Subsidiaries		Consolidating	Lions Gate
	Corp.	Inc.	Guarantors	Non-guarantors	Adjustments	Consolidated
			(Amounts in thousands)
BALANCE SHEET
Assets
Cash and cash equivalents	$543	$24,399	$3,907	$83,803	$—	$112,652
Restricted cash	—	9.896	—	—	—	9,896
Restricted investments	—	6,999	—	—	—	6,999
Accounts receivable, net	151	1,032	183,782	47,419	(409)	231,975
Investment in films and television programs, net	2	6,391	637,248	107,201	(1,559)	749,283
Property and equipment, net	—	12,662	472	24,900	—	38,034
Finite-lived intangible assets, net	—	—	2,346	73,022	—	75,368
Goodwill	10,173	—	183,883	185,297	—	379,353
Other assets	408	40,060	43,388	2,257	—	86,113
Subsidiary investments and advances	160,728	113,924	(156,367)	(66,075)	(52,210)	—

	$172,005	$215,363	$898,659	$457,824	$(54,178)	$1,689,673

Liabilities and Shareholders’ Equity (Deficiency)
Borrowings under bank line of credit	$—	$255,000	$—	$—	$—	$255,000
Accounts payable and accrued liabilities	1,031	17,911	120,986	37,368	(1,028)	176,268
Participations and residuals	179	2,108	253,039	48,958	(13)	304,271
Film and production obligations	75	—	279,584	14,055	—	293,714
Subordinated notes and other financing obligations	—	251,048	3,718	11,592	—	266,358
Mandatorily redeemable preferred stock units held by noncontrolling interest	—	—	—	180,472	(92,041)	88,431
Deferred revenue	—	294	113,344	21,881	(608)	134,911
Shareholders’ equity (deficiency)	170,720	(310,998)	127,988	143,498	39,512	170,720

	$172,005	$215,363	$898,659	$457,824	$(54,178)	$1,689,673

	Six Months Ended September 30, 2009
	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other Subsidiaries		Consolidating	Lions Gate
	Corp.	Inc.	Guarantors	Non-guarantors	Adjustments	Consolidated
	(Amounts in thousands)
STATEMENT OF OPERATIONS
Revenues	$—	$22,181	$590,615	$189,723	$(21,135)	$781,384
EXPENSES:
Direct operating	—	369	319,517	108,985	(17,765)	411,106
Distribution and marketing	—	1,934	153,157	32,877	(740)	187,228
General and administration	658	33,820	20,035	29,211	(153)	83,571
Depreciation and amortization	—	2,788	1,934	9,680	—	14,402

Total expenses	658	38,911	494,643	180,753	(18,658)	696,307

OPERATING INCOME (LOSS)	(658)	(16,730)	95,972	8,970	(2,477)	85,077

Other expenses (income):
Interest expense	—	18,729	788	9,055	(4,566)	24,006
Interest and other income	(63)	(859)	(306)	(47)	467	(808)
Gain on extinguishment of debt	—	(7,458)	—	—	—	(7,458)

Total other expenses (income)	(63)	10,412	482	9,008	(4,099)	15,740

INCOME (LOSS) BEFORE EQUITY INTERESTS AND INCOME TAXES	(595)	(27,142)	95,490	(38)	1,622	69,337
Equity interests income (loss)	64,287	93,189	(2,917)	—	(158,204)	(3,645)

INCOME (LOSS) BEFORE INCOME TAXES	63,692	66,047	92,573	(38)	(156,582)	65,692
Income tax provision (benefit)	11	272	657	1,071	—	2,011

NET INCOME (LOSS)	63,681	65,775	91,916	(1,109)	(156,582)	63,681
Add: Net loss attributable to noncontrolling interest	4,384	—	—	—	—	4,384

NET INCOME (LOSS) ATTRIBUTABLE TO LIONS GATE ENTERTAINMENT CORP. SHAREHOLDERS	$68,065	$65,775	$91,916	$(1,109)	$(156,582)	$68,065

	As of March 31, 2009
	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other Subsidiaries		Consolidating	Lions Gate
	Corp.	Inc.	Guarantors	Non-guarantors	Adjustments	Consolidated
	(Amounts in thousands)
BALANCE SHEET
Assets
Cash and cash equivalents	$13,253	$88,962	$10,424	$25,836	$—	$138,475
Restricted cash	—	10,056	—	—	—	10,056
Restricted investments	—	6,987	—	—	—	6,987
Accounts receivable, net	113	3,737	168,479	54,810	(129)	227,010
Investment in films and television programs, net	2	6,761	515,278	180,909	(183)	702,767
Property and equipment, net	—	15,014	558	26,843	—	42,415
Finite-lived intangible assets, net	—	—	1,070	77,834	—	78,904
Goodwill	10,173	—	183,883	185,346	—	379,402
Other assets	—	37,636	40,427	3,171	—	81,234
Subsidiary investments and advances	19,188	(1,103)	13,718	(33,545)	1,742	—

	$42,729	$168,050	$933,837	$521,204	$1,430	$1,667,250

Liabilities and Shareholders’ Equity (Deficiency)
Borrowings under bank line of credit	$—	$255,000	$—	$—	$—	$255,000
Accounts payable and accrued liabilities	821	12,289	216,725	40,301	425	270,561
Participations and residuals	152	472	280,070	91,118	45	371,857
Film and production obligations	63	—	258,597	45,993	(128)	304,525
Subordinated notes and other financing obligations	—	265,805	3,718	11,998	—	281,521
Deferred revenue	—	385	110,652	31,056	—	142,093
Shareholders’ equity (deficiency)	41,693	(365,901)	64,075	300,738	1,088	41,693

	$42,729	$168,050	$933,837	$521,204	$1,430	$1,667,250

	Six Months Ended September 30, 2008
	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other Subsidiaries		Consolidating	Lions Gate
	Corp.	Inc.	Guarantors	Non-guarantors	Adjustments	Consolidated
	(Amounts in thousands)
STATEMENT OF OPERATIONS
Revenues	$513	$11,061	$605,421	$80,040	$(17,858)	$679,177
EXPENSES:
Direct operating	513	123	330,498	36,215	(20,039)	347,310
Distribution and marketing	—	85	252,084	36,235	(22)	288,382
General and administration	577	38,202	21,919	8,210	—	68,908
Depreciation and amortization	—	1,824	824	153	—	2,801

Total expenses	1,090	40,234	605,325	80,813	(20,061)	707,401

OPERATING INCOME (LOSS)	(577)	(29,173)	96	(773)	2,203	(28,224)

Other expenses (income):
Interest expense	16	16,082	499	591	(392)	16,796
Interest and other income	(105)	(3,137)	(917)	(433)	390	(4,202)

Total other expenses (income)	(89)	12,945	(418)	158	(2)	12,594

INCOME (LOSS) BEFORE EQUITY INTERESTS AND INCOME TAXES	(488)	(42,118)	514	(931)	2,205	(40,818)
Equity interests income (loss)	(47,796)	(13,620)	(2,410)	—	59,680	(4,146)

INCOME (LOSS) BEFORE INCOME TAXES	(48,284)	(55,738)	(1,896)	(931)	61,885	(44,964)
Income tax provision (benefit)	11	680	2,703	(61)	(2)	3,331

NET INCOME (LOSS) attributable to Lions Gate Entertainment Corp. Shareholders	$(48,295)	$(56,418)	$(4,599)	$(870)	$61,887	$(48,295)

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

International revenues include revenues from our international subsidiaries from the licensing and sale of our productions, acquired films, our catalog product or libraries of acquired titles and revenues from our distribution to international sub-distributors, on a territory-by-territory basis. Our revenues are derived from the U.S., Canada, the United Kingdom, Australia and other foreign countries; none of the foreign countries individually comprised greater than 10% of total revenues.

Mandate Pictures revenues include revenues from the sales and licensing of domestic and worldwide rights of titles developed or acquired by Mandate Pictures to third-party distributors as well as certain titles sold by Mandate International, LLC, one of the Company’s international divisions, to international sub-distributors.
•	Television Production, which includes the licensing and syndication to domestic and international markets of one-hour and half-hour drama series, television movies and mini-series and non-fiction programming, and Home Entertainment revenues consisting of television production movies or series.

•	Media Networks, which consists of TV Guide Network, one of the 30 most widely distributed general entertainment cable networks in the U.S., including TV Guide Network On Demand, and TV Guide Online (www.tvguide.com), an online navigational tool and provider of television listings and video and other entertainment content (which we acquired in February 2009 and of which we sold a 49% interest in May 2009). Media Networks includes distribution revenue from multi-system cable operators and digital broadcast satellite providers (distributors generally pay a per subscriber fee for the right to distribute programming) and advertising revenue from the sale of advertising on its television channel and related online media platforms.
     Our primary operating expenses include the following:
•	Direct Operating Expenses, which include amortization of film and television production or acquisition costs, participation and residual expenses and provision for doubtful accounts. Participation costs represent contingent consideration payable based on the performance of the film to parties associated with the film, including producers, writers, directors or actors, etc. Residuals represent amounts payable to various unions or “guilds” such as the Screen Actors Guild, Directors Guild of America, and Writers Guild of America, based on the performance of the film in certain ancillary markets or based on the individual’s (i.e., actor, director, writer) salary level in the television market.

•	Distribution and Marketing Expenses, which primarily include the costs of theatrical “prints and advertising” (“P&A”) and of DVD/Blu-ray duplication and marketing. Theatrical P&A represents the costs of the theatrical prints delivered to theatrical exhibitors and advertising includes the advertising and marketing cost associated with the theatrical release of the picture. DVD/Blu-ray duplication represents the cost of the DVD/Blu-ray product and the manufacturing costs associated with creating the physical products. DVD/Blu-ray marketing costs represent the cost of advertising the product at or near the time of its release or special promotional advertising.

•	General and Administration Expenses, which include salaries and other overhead.
Recent Developments
     10.25% Senior Secured Second-Priority Notes. On October 21, 2009, our wholly-owned subsidiary Lions Gate Entertainment Inc. (“LGEI”), issued approximately $236.0 million aggregate principal amount of senior secured second-priority notes due 2016 (the “Notes”) in a private offering conducted pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended (the “Securities Act”).
     The Notes will pay interest semi-annually on May 1 and November 1 of each year at a rate of 10.25% per year and will mature on November 1, 2016.
     The Notes are guaranteed on a senior secured basis by our parent Lions Gate Entertainment Corp. (“LGEC”), and certain wholly-owned subsidiaries of both LGEC and LGEI.
     The Notes were issued by LGEI at an initial price of 95.222% of the principal amount and, after deducting discounts and the underwriting fee the net proceeds from the sale of the Notes was approximately $219.4 million, of which $218.0 million was used by LGEI to repay a portion of its outstanding debt under its credit facility. We expect the total net proceeds after all transaction costs (including legal, accounting and other professional fees) to be approximately $215.1 million.
     Film Credit Facility. On October 6, 2009, we entered into a revolving film credit facility agreement (“Film Credit Facility”) which provides for borrowings for the acquisition or production of motion pictures. Currently, the Film Credit Facility provides for total borrowings up to $120 million and can be increased to $200 million if additional lenders or financial institutions become a party to and provide a commitment under the facility. The Film Credit Facility has a maturity date of April 6, 2013 and generally bears an interest rate of 3.25% over the “LIBO” rate (as defined in the credit agreement). We are required to pay a quarterly commitment fee of 0.75% per annum on the unused commitment under the Film Credit Facility. Borrowings under the Film Credit Facility are due the earlier of (a) nine months after delivery of each motion picture or (b) April 6, 2013. Borrowings under the Film Credit Facility are subject to a borrowing base calculation and are secured by interests in the related motion pictures, together with certain other receivables from other motion picture and television productions pledged by us including a minimum pledge of such receivables of $25 million. Receivables pledged to the Film Credit Facility must be excluded from the borrowing base calculation under our credit facility.
Theatrical Slate Participation. On May 29, 2009, we terminated our theatrical slate participation arrangement with Pride Pictures, LLC (“Pride”), an unrelated entity. Under the arrangement, Pride contributed, in general, 50% of our production, acquisition, marketing and distribution costs of theatrical feature films and participated in a pro rata portion of the pictures’ net profits or losses similar to a co-production arrangement based on the portion of costs funded. Amounts provided from Pride were reflected as a participation liability. In late 2008, the administrative agent for the senior lenders under Pride’s senior credit facility took the position, among others, that the senior lenders did not have an obligation to continue to fund under the senior credit facility because the conditions precedent to funding set forth in the senior credit facility could not be satisfied. The Company was not a party to the credit facility. Consequently, Pride did not purchase the pictures The Spirit, My Bloody Valentine 3-D and Madea Goes To Jail. Thereafter, on April 20, 2009, after failed attempts to facilitate a resolution, we gave LG Film Finance I, LLC (“FilmCo”) and Pride notice that FilmCo, through Pride’s failure to make certain capital contributions, was in default of the Master Picture Purchase Agreement. On May 5, 2009, the representative for the Pride equity and the Pride mezzanine investor responded that the required amount was fully funded and that it had no further obligations to make any additional capital contributions. Consequently, on May 29, 2009, we gave notice of termination of the Master Picture Purchase Agreement. Since May 29, 2009, there have been no developments with respect to the arrangement. Although we will no longer receive financing as provided from the participation of Pride in our films, we do not believe this will have a material adverse effect to our business. See discussion of our sources of cash at “Management’s discussion and analysis of financial condition and results of operations—Liquidity and capital resources—Anticipated Cash Requirements.”
     Refinancing Exchange. On April 20, 2009, LGEI entered into Refinancing Exchange Agreements (the “Refinancing Exchange Agreements”) with certain existing holders of the February 2005 3.625% Notes. Pursuant to the terms of the Refinancing Exchange Agreements, holders of the February 2005 3.625% Notes exchanged approximately $66.6 million aggregate principal amount of the February 2005 3.625% Notes for new 3.625% convertible senior subordinated notes (“April 2009 3.625% Notes”) in the same aggregate principal amount under a new indenture entered into by LGEI, the Company, as guarantor, and an indenture trustee thereunder.

     TV Guide Network Acquisition. In January 2009, the Company entered into an Equity Purchase Agreement (the “Equity Purchase Agreement”) with Gemstar-TV Guide International, Inc. (“Gemstar”), TV Guide Entertainment Group, Inc. (“TVGE”), its parent company, UV Corporation and Macrovision Solutions Corporation (“Macrovision”), the ultimate parent company of Gemstar, TVGE and UV Corporation, for the purchase by the Company from UV Corporation of all of the issued and outstanding equity interests of TVGE. In connection with the transaction, Gemstar and its subsidiaries transferred, assigned and licensed to the Company certain assets related to TV Guide Network, one of the 30 most widely distributed general entertainment cable networks in the U.S., and related assets, including TV Guide Network On Demand, and TV Guide Online (www.tvguide.com), a leading online navigational tool and provider of television listings and video and other entertainment content. The acquisition closed February 28, 2009. The Company paid approximately $241.6 million for all of the equity interest of TV Guide Network, assumed a capital lease obligation of $12.1 million in liabilities and incurred approximately $1.5 million in direct transaction costs (paid to lawyers, accountants and other consultants).
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
CRITICAL ACCOUNTING POLICIES
     The application of the following accounting policies, which are important to our financial position and results of operations, requires significant judgments and estimates on the part of management. As described more fully below, these estimates bear the risk of change due to the inherent uncertainty attached to the estimate. For example, accounting for films and television programs requires the Company to estimate future revenue and expense amounts which, due to the inherent uncertainties involved in making such estimates, are likely to differ to some extent from actual results. For a summary of all of our accounting policies, including the accounting policies discussed below, see Note 2 to our audited consolidated financial statements in Exhibit 99.5 to our Current Report on Form 8-K filed with the SEC on October 13, 2009.
     Generally Accepted Accounting Principles (“GAAP”). Our consolidated financial statements have been prepared in accordance with U.S. GAAP.
     Accounting for Films and Television Programs. We capitalize costs of production and acquisition, including financing costs and production overhead, to investment in films and television programs. These costs for an individual film or television program are amortized and participation and residual costs are accrued to direct operating expenses in the proportion that current year’s revenues bear to management’s estimates of the ultimate revenue at the beginning of the year expected to be recognized from exploitation, exhibition or sale of such film or television program over a period not to exceed ten years from the date of initial release. For previously released film or television programs acquired as part of a library, ultimate revenue includes estimates over a period not to exceed 20 years from the date of acquisition.
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
     Income Taxes. We are subject to federal and state income taxes in the U.S., and in several foreign jurisdictions. We record deferred tax assets, net of applicable reserves, related to net operating loss carryforwards and certain temporary differences. We recognize a future tax benefit to the extent that realization of such benefit is more likely than not or a valuation allowance is applied. Because of our historical operating losses, we have provided a full valuation allowance against our net deferred tax assets. When we have a history of profitable operations sufficient to demonstrate that it is more likely than not that our deferred tax assets will be realized, the valuation allowance will be reversed. However, this assessment of our planned use of our deferred tax assets is an estimate which could change in the future depending upon the generation of taxable income in amounts sufficient to realize our deferred tax assets.
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

     Business Acquisitions. The Company accounts for its business acquisitions as a purchase, whereby the purchase price is allocated to the assets acquired and liabilities assumed based on their estimated fair value. The excess of the purchase price over estimated fair value of the net identifiable assets is allocated to goodwill. Determining the fair value of assets and liabilities requires various assumptions and estimates. These estimates and assumptions are refined with adjustments recorded to goodwill as information is gathered and final appraisals are completed over a one-year allocation period. The changes in these estimates could impact the amount of assets, including goodwill and liabilities, ultimately recorded in our balance sheet and could impact our operating results subsequent to such acquisition. We believe that our estimates have been materially accurate in the past.
Recent Accounting Pronouncements
     In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (“SFAS No. 168”). This statement modifies the GAAP hierarchy by establishing only two levels of GAAP, authoritative and nonauthoritative accounting literature. Effective July 2009, the FASB Accounting Standards Codification (“ASC”), also known collectively as the “Codification,” is considered the single source of authoritative U.S. accounting and reporting standards, except for additional authoritative rules and interpretive releases issued by the SEC. Nonauthoritative guidance and literature would include, among other things, FASB Concepts Statements, American Institute of Certified Public Accountants Issue Papers and Technical Practice Aids and accounting textbooks. The Codification was developed to organize GAAP pronouncements by topic so that users can more easily access authoritative accounting guidance. It is organized by topic, subtopic, section, and paragraph, each of which is identified by a numerical designation. We adopted SFAS No. 168 prospectively beginning in the second quarter of fiscal 2010, resulting in no impact on the Company’s consolidated financial statements.
     Accounting for noncontrolling interest in consolidated subsidiaries. We adopted new accounting guidance that changes the accounting and reporting for minority interests, which are recharacterized as noncontrolling interests and classified as a component of equity. This new consolidation method changes the accounting for transactions with noncontrolling interest holders. We adopted this standard beginning in the first quarter of fiscal 2010 (see Note 10).
     Accounting for certain convertible debt instruments. We adopted new accounting guidance that specifies that issuers of convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. We adopted this standard beginning in the first quarter of fiscal 2010 (see Note 8).
     Subsequent events. We adopted new accounting guidance related to the accounting for and disclosure of subsequent events that occur after the balance sheet date. Entities are required to disclose the date through which subsequent events have been evaluated and the basis for that date. We adopted this standard beginning in the first quarter of fiscal 2010 and have evaluated subsequent events through the date of issuance, November 9, 2009, resulting in no impact on the Company’s consolidated financial statements.
     Consolidation accounting for variable interest entities. This new accounting guidance modifies the previous guidance in relation to the identification of controlling financial interests in a variable interest entity (“VIE”). This analysis identifies the primary beneficiary of a VIE as the enterprise that has both of the following characteristics, among others: (a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance; and (b) the obligation to absorb losses of the entity, or the right to receive benefits from the entity, that could potentially be significant to the VIE. If an enterprise determines that power is shared among multiple unrelated parties such that no one party has the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance, then no party is the primary beneficiary. Power is shared if each of the parties sharing power are required to consent to the decisions relating to the activities that most significantly impact the VIE’s performance. The provisions of this standard will become effective for us beginning in fiscal 2011. We are currently evaluating the impact this standard will have on our VIEs. Based upon our initial review and our current business and ownership structure of one our VIEs, TV Guide Network, we may no longer be required to consolidate TV Guide Network, effective April 1, 2010.

Results of Operations
     Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008
     Consolidated revenues this quarter of $393.7 million increased $13.0 million, or 3.4%, compared to $380.7 million in the prior year’s quarter. Motion pictures revenue of $277.1 million this quarter decreased $35.1 million, or 11.2%, compared to $312.2 million in the prior year’s quarter. We expect a reduction in the number of our theatrical releases for fiscal 2010, as compared to fiscal 2009. As a result, we currently expect that our motion picture segment revenue for fiscal 2010 will not exceed our fiscal 2009 motion picture segment revenue. However, actual motion picture revenue will depend on the performance of our film and video titles across all media and territories and can vary materially from expectations.
Television production revenues of $88.9 million this quarter increased $20.4 million, or 29.8%, compared to $68.5 million in the prior year’s quarter. Based on the television shows currently expected to be delivered in fiscal 2010, we currently anticipate that our television production segment revenue in fiscal 2010 will exceed our fiscal 2009 television production segment revenue. However, actual revenues will depend on actual deliveries and can vary materially from expectations.
     Media Networks revenue was $27.7 million for the current quarter, as compared to nil in the prior year’s quarter. Our revenues for the remainder of the fiscal year could be negatively impacted if, among other factors, we lose certain affiliation agreements or we have reduced viewership of the TV Guide Network. See our discussion of the risk factors relating to our revenues and TV Guide Network in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on June 1, 2009, and in Exhibit 99.1 to our Current Report on Form 8-K filed with the SEC on October 13, 2009.
     Our largest component of revenue comes from home entertainment. The following table sets forth total home entertainment revenue for both the Motion Pictures and Television Production reporting segments for the three months ended September 30, 2009 and 2008:

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,	Increase (Decrease)
	2009	2008	Amount	Percent
	(Amounts in millions)
Home Entertainment Revenue
Motion Pictures	$123.4	$164.4	$(41.0)	(24.9%)
Television Production	14.9	13.9	1.0	7.2%

	$138.3	$178.3	$(40.0)	(22.4%)

Motion Pictures Revenue
     The following table sets forth the components of revenue and the changes in these components for the motion pictures reporting segment for the three-month periods ended September 30, 2009 and 2008:

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,	Increase (Decrease)
	2009	2008	Amount	Percent
	(Amounts in millions)
Motion Pictures
Theatrical	$30.3	$34.0	$(3.7)	(10.9%)
Home Entertainment	123.4	164.4	(41.0)	(24.9%)
Television	68.2	61.9	6.3	10.2%
International	27.5	28.5	(1.0)	(3.5%)
Mandate Pictures	25.7	21.2	4.5	21.2%
Other	2.0	2.2	(0.2)	(9.1%)

	$277.1	$312.2	$(35.1)	(11.2%)

     The following table sets forth the titles contributing significant motion pictures revenue for the three-month periods ended September 30, 2009 and 2008:

Three Months Ended September 30,
2009		2008
	Theatrical and DVD		Theatrical and DVD
Title	Release Date	Title	Release Date
Theatrical:		Theatrical:
Gamer	September 2009	Bangkok Dangerous	September 2008
I Can Do Bad All By Myself	September 2009	My Best Friend’s Girl	September 2008
		The Family That Preys	September 2008
		Disaster Movie	August 2008

Home Entertainment:		Home Entertainment:
Crank: High Voltage	September 2009	The Forbidden Kingdom	September 2008
Horsemen	July 2009	Meet The Browns	July 2008
The Haunting in Connecticut	July 2009	The Bank Job	July 2008
Madea Goes to Jail	June 2009	Rambo	May 2008
New In Town	May 2009

Television:	Television:
Bangkok Dangerous	3:10 to Yuma
Disaster Movie	Good Luck Chuck
My Best Friend’s Girl	Saw IV
Religulous	War
Saw V	Why Did I Get Married — Feature
The Family That Preys
Transporter 3
W.

International:	International:
Diary of a Mad Black Woman	3:10 to Yuma
My Best Friend’s Girl	Employee of the Month
My Bloody Valentine 3-D	My Best Friend’s Girl
Repo! The Genetic Opera	Saw IV
The Midnight Meat Train	War

Mandate Pictures:	Mandate Pictures:
Horsemen	30 Days of Night
Passengers	Juno
Whip It	Nick and Norah’s Infinite Playlist

     Theatrical revenue of $30.3 million decreased $3.7 million, or 10.9%, in this quarter as compared to the prior year’s quarter due to fewer wide theatrical releases in the current quarter as compared to the prior year’s quarter. In this quarter, the titles listed in the above table as contributing significant theatrical revenue represented individually between 28% and 68% of total theatrical revenue and, in the aggregate, approximately 97%, or $29.3 million of total theatrical revenue. In the prior year’s quarter, the titles listed in the above table as contributing significant theatrical revenue represented individually between 16% and 44% of total theatrical revenue and, in the aggregate, approximately 99%, or $33.6 million of total theatrical revenue.
     Home entertainment revenue of $123.4 million decreased $41.0 million, or 24.9%, in this quarter as compared to the prior year’s quarter. Approximately $31.0 million of the decrease is due to lower revenue generated from the titles listed in the above table in the current quarter as compared to the revenue generated from the titles in the above table for the prior year’s quarter. The titles listed above as contributing significant home entertainment revenue in the current quarter represented individually between 2% to 18% of total home entertainment revenue and, in the aggregate, 40%, or $48.9 million of total home entertainment revenue for the quarter. In the prior year’s quarter, the titles listed above as contributing significant home entertainment revenue represented individually between 4% to 16% of total home entertainment revenue and, in the aggregate, 49%, or $79.9 million of total home entertainment revenue for the quarter. In the current quarter $74.5 million, or 60%, of total home entertainment revenue was contributed by titles that individually make up less than 2% of total home entertainment revenue, and in the prior year’s quarter this amounted to $84.5 million, or 51%, of total home entertainment revenue.
     Television revenue included in motion pictures revenue of $68.2 million in this quarter increased $6.3 million, or 10.2%, compared to the prior year’s quarter. In this quarter, the titles listed above as contributing significant television revenue represented individually between 5% to 15% of total television revenue and, in the aggregate, 73% or $49.9 million of total television revenue for the quarter. In the prior year’s quarter the titles listed above as contributing significant television revenue represented individually between 9% to 18% of total television revenue and, in the aggregate, 74%, or $45.8 million of total television revenue for the quarter. In the current quarter, $18.3 million, or 27%, of total television revenue was contributed by titles that individually make up less than 5% of total television revenue, and in the prior year’s quarter, this amounted to $16.1 million, or 26%, of total television revenue for the year.
     International revenue of $27.5 million decreased $1.0 million, or 3.5%, in this quarter as compared to the prior year’s quarter. Lionsgate UK contributed $13.4 million, or 48.7% of international revenue in the current quarter, which included revenues from Crank: High Voltage, Employee of the Month, and Saw 3, compared to $11.6 million, or 40.7%, of total international revenue in the prior year’s quarter. In this quarter, the titles listed in the table above as contributing significant international revenue, excluding revenue generated from these titles by Lionsgate UK, represented individually between 2% to 4% of total international revenue and, in the aggregate, 15%, or $4.2 million, of total international revenue for the quarter. In the prior year’s quarter the titles listed in the table above as contributing significant revenue represented individually between 4% to 8% of total international revenue and, in the aggregate, 28%, or $8.0 million, of total international revenue for the quarter.
     Mandate Pictures revenue includes revenue from the sales and licensing of domestic and worldwide rights of titles developed or acquired by Mandate Pictures to third-party distributors or international sub-distributors. International revenue, other than international revenue from Lionsgate UK, from Mandate Pictures titles is included in the Mandate Pictures revenue in the table above. In the current quarter, Mandate Pictures revenue amounted to $25.7 million, as compared to $21.2 million in the prior year’s quarter. The increase in Mandate Pictures revenue in the current quarter is mainly due to stronger performance by the titles not listed above compared to the prior year’s quarter. In this quarter, the titles listed in the table above as contributing significant Mandate Pictures revenue represented individually between 13% and 41% of total Mandate Pictures revenue and, in the aggregate, 84%, or $21.6 million of total Mandate Pictures revenue for the year. In the prior year’s quarter, the titles listed in the table above as contributing significant Mandate Pictures revenue represented individually between 12% and 61% of total Mandate Pictures revenue and, in the aggregate, 94%, or $19.9 million of total Mandate Pictures revenue for the quarter.
Television Production Revenue
     The following table sets forth the components and the changes in the components of revenue that make up television production revenue for the three-month periods ended September 30, 2009 and 2008:

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,	Increase (Decrease)
	2009	2008	Amount	Percent
	(Amounts in millions)

Television Production
Domestic series licensing	$64.9	$49.2	$15.7	31.9%
International	9.0	5.0	4.0	80.0%
Home entertainment releases of television production	14.9	13.9	1.0	7.2%
Other	0.1	0.4	(0.3)	(75.0)%

	$88.9	$68.5	$20.4	29.8%

     The following table sets forth the components of revenue that make up domestic series licensing revenue for the three-month periods ended September 30, 2009 and 2008:

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,	Increase (Decrease)
	2009	2008	Amount	Percent
	(Amounts in millions)

Domestic series licensing
Lionsgate Television	$39.9	$35.0	$4.9	14.0%
Debmar-Mercury	21.2	12.4	8.8	71.0%
Ish Entertainment	3.8	1.8	2.0	111.1%

	$64.9	$49.2	$15.7	31.9%

     Revenues included in domestic series licensing from Lionsgate Television of $39.9 million increased by $4.9 million, or 14.0%, in this quarter compared to $35.0 million in the prior year’s quarter. The following table sets forth the number of television episodes and hours delivered by Lionsgate Television in the three months ended September 30, 2009 and 2008, respectively:

		Three Months Ended
		September 30, 2009
		Episodes	Hours

Weeds Season 5	1/2hr	7	3.5
Crash TV Series Season 2	1hr	5	5.0
Mad Men Season 3	1hr	8	8.0

		20	16.5

		Three Months Ended
		September 30, 2008
		Episodes	Hours

Fear Itself	1hr	8	8.0
Mad Men Season 2	1hr	8	8.0
Weeds Season 4	1/2hr	9	4.5

		25	20.5

     Revenues included in domestic series licensing from Debmar-Mercury increased $8.8 million to $21.2 million in the current quarter, from $12.4 million in the prior year’s quarter, primarily due to increased revenue from the television series House of Payne, Meet the Browns and The Wendy Williams Show.

     Revenues included in domestic series licensing from the Company’s reality television venture with Ish, of $3.8 million in the current quarter resulted from the production of the domestic series Paris Hilton’s My New BFF, as compared to $1.8 million in the prior year’s quarter.
     International revenue of $9.0 million increased by $4.0 million in the current quarter mainly due to international revenue from Crash TV Series Season 1, Dead Zone, Mad Men Season 2, and Paris Hilton’s My New BFF Season 2, compared to international revenue of $5.0 million in the prior year’s quarter from Mad Men Season 1, Weeds Season 3, and Wildfire Season 4.
     The increase in revenue from home entertainment releases of television production is primarily driven by DVD/Blu-Ray revenue from Mad Men Season 2.
Media Networks Revenue
     Media Networks revenue for the three months ended September 30, 2009 and 2008 are $27.7 million and nil, respectively. The acquisition of TV Guide Network occurred on February 28, 2009.
Direct Operating Expenses
     The following table sets forth direct operating expenses by segment for the three months ended September 30, 2009 and 2008:

	Three Months Ended				Three Months Ended
	September 30, 2009				September 30, 2008
	Motion	Television	Media		Motion	Television
	Pictures	Production	Networks	Total	Pictures	Production	Total
	(Amounts in millions)

Direct operating expenses
Amortization of films and television programs	$75.9	$48.9	$8.6	$133.4	$73.2	$44.5	$117.7
Participation and residual expense	47.5	17.8	—	65.3	69.8	11.1	80.9
Other expenses	(1.0)	0.3	—	(0.7)	0.7	0.4	1.1

	$122.4	$67.0	$8.6	$198.0	$143.7	$56.0	$199.7

Direct operating expenses as a percentage of segment revenues	44.2%	75.4%	31.0%	50.3%	46.0%	81.8%	52.5%
     Direct operating expenses of the motion pictures segment of $122.4 million for this quarter were 44.2% of motion pictures revenue, compared to $143.7 million, or 46.0% of motion pictures revenue for the prior year’s quarter. The decrease in direct operating expense of the motion pictures segment in the current quarter as a percent of revenue is primarily due to the change in the mix of titles generating revenue compared to the prior quarter. Investment in film write-downs of the motion picture segment totaled approximately $2.5 million for the current quarter, compared to $1.6 million for the prior year’s quarter. In the current quarter, approximately $2.5 million of the write down related to the change in domestic release strategy of one motion picture. In the prior year’s quarter, there were no write-downs that individually exceeded $1.0 million. Other expenses consist of the provision (benefit) for doubtful accounts and foreign exchange losses (gains). Our direct operating expenses generally fluctuate with changes in our revenue. Because of our current expectations on motion picture revenue for fiscal 2010, we believe that our direct operating expenses of our motion picture segment for fiscal 2010 will not exceed our fiscal 2009 motion picture segment direct operating expenses. However, a number of factors could impact the level of direct operating expenses, including, but not limited to, the actual and anticipated performance of our films, possible write downs of our film costs, foreign exchange rate changes, and bad debt expense.
     Direct operating expenses of the television production segment of $67.0 million for this quarter were 75.4% of television production revenue, compared to $56.0 million, or 81.8% of television production revenue for the prior year’s quarter. The decrease in direct operating expense of the television production segment in the current quarter as a percent of revenue is due to the continued performance of titles such as the Mad Men Series Season 3 and Weeds Series Season 5, particularly for home entertainment sales. In the current quarter, $0.7 million of charges for write-downs of television film costs were included in the amortization of television programs, compared to $0.8 million in the prior year’s quarter. Because we anticipate our television production segment revenues to increase in fiscal 2010, as compared to fiscal 2009, we also expect that our direct operating expenses of our television production segment will increase in fiscal 2010, as compared to fiscal 2009. However, a number of factors could impact the level of direct operating expenses, including, but not limited to, the actual and anticipated performance of our television programs, possible write downs of our television program costs, foreign exchange rate changes, and bad debt expense.
     Direct operating expenses of the media networks segment of $8.6 million for the current quarter consists primarily of programming expenses associated with the production of such programs as Hollywood 411 and the 2009 Emmy Awards coverage.

Distribution and Marketing Expenses
     The following table sets forth distribution and marketing expenses by segment for the three months ended September 30, 2009 and 2008:

	Three Months Ended				Three Months Ended
	September 30, 2009				September 30, 2008
	Motion	Television	Media		Motion	Television
	Pictures	Production	Networks	Total	Pictures	Production	Total
	(Amounts in millions)
Distribution and marketing expenses
Theatrical	$37.6	$—	$—	$37.6	$109.7	$—	$109.7
Home Entertainment	46.6	4.3	—	50.9	62.9	3.6	66.5
Television	1.0	2.1	—	3.1	1.6	1.9	3.5
International	5.7	1.0	—	6.7	8.5	0.7	9.2
Media Networks	—	—	3.4	3.4	—	—	—
Other	0.5	—	—	0.5	0.3	0.2	0.5

	$91.4	$7.4	$3.4	$102.2	$183.0	$6.4	$189.4

     The majority of distribution and marketing expenses relate to the motion pictures segment. Theatrical prints and advertising (“P&A”) in the motion pictures segment in the current quarter of $37.6 million decreased $72.1 million, or 65.7%, compared to $109.7 million in the prior year’s quarter. Domestic theatrical P&A from the motion pictures segment in this quarter included P&A incurred on the release of Gamer, and I Can Do Bad All By Myself, and P&A incurred in advance of the release of Saw VI, which individually represented between 11% and 45% of total theatrical P&A and in the aggregate accounted for 86% of the total theatrical P&A. Domestic theatrical P&A from the motion pictures segment in the prior year’s quarter included P&A incurred on the release of Bangkok Dangerous, Disaster Movie, My Best Friend’s Girl, and The Family That Preys, which individually represented between 16% and 24% of total theatrical P&A and in the aggregate accounted for 83% of the total theatrical P&A.
     Theatrical distribution and marketing expenses generally depend on the number of theatrical motion pictures we release and the release plan of those motion pictures in a given year. As a result, we do not currently believe that total theatrical distribution and marketing expenses for fiscal 2010 will exceed that of fiscal 2009 levels because the number of pictures that we expect to release in fiscal 2010 will be less than the number released last fiscal year.
     Home entertainment distribution and marketing costs on motion pictures and television product in this quarter of $50.9 million decreased $15.6 million, or 23.5%, compared to $66.5 million in the prior year’s quarter. The decrease in home entertainment distribution and marketing costs is mainly due to the decrease in revenue in the current quarter as compared to the prior year’s quarter, respectively. Home entertainment distribution and marketing costs as a percentage of home entertainment revenues was 36.8% and 37.3% in the current quarter and prior year’s quarter, respectively.
     International distribution and marketing expenses in this quarter includes $4.7 million of distribution and marketing costs from Lionsgate UK, compared to $7.6 million in the prior year’s quarter.
     Media Networks includes transmission and marketing and promotion expenses.
General and Administrative Expenses
     The following table sets forth general and administrative expenses by segment for the three months ended September 30, 2009 and 2008:

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,	Increase (Decrease)
	2009	2008	Amount	Percent
	(Amounts in millions)
General and Administrative Expenses
Motion Pictures	$11.3	$11.8	$(0.5)	(4.2%)
Television Production	2.0	2.6	(0.6)	(23.1%)
Media Networks	11.5	—	11.5	100.0%
Corporate	17.7	16.2	1.5	9.3%

	$42.5	$30.6	$11.9	38.9%

General and administrative expenses as a percentage of revenue	10.8%	8.0%
     General and administrative expenses increased by $11.9 million or 39% mainly due to the general and administrative expenses associated with the Media Networks segment, which was acquired in February 2009, of $11.5 million and due to a slight increase in our corporate segment offset by small decreases in Motion Pictures and Television Production. General and administrative expenses of the Media Networks segment are primarily related to salaries and related expenses.
     The following table sets forth stock-based compensation expense (benefit) included in our corporate segment for the three months ended September 30, 2009 and 2008:

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,	Increase (Decrease)
	2009	2008	Amount	Percent
	(Amounts in millions)
Stock-Based Compensation Expense (Benefit):
Stock options	$0.8	$0.8	$—	0.0%
Restricted share units	3.1	3.3	(0.2)	(6.1%)
Stock appreciation rights	0.3	(1.1)	1.4	(127.3%)

	$4.2	$3.0	$1.2	40.0%

     At September 30, 2009, as disclosed in Note 14 to the unaudited condensed consolidated financial statements, there was unrecognized compensation costs of approximately $18.8 million related to stock options and restricted share units previously granted, including annual installments of share grants that were subject to performance targets, which will be expensed over the remaining vesting periods. At September 30, 2009, 741,875 shares of restricted share units have been awarded to four key executive officers, the vesting of which will be subject to performance targets to be set annually by the Compensation Committee of the Board of Directors of the Company. These restricted share units will vest in three, four, and five annual installments assuming annual performance targets have been met. The fair value of the 741,875 shares whose future annual performance targets have not been set was $4.6 million, based on the market price of the Company’s common shares as of September 30, 2009. The market value will be remeasured when the annual performance criteria are set and the value will be expensed over the remaining vesting periods once it becomes probable that the performance targets will be satisfied.
Depreciation, Amortization and Other Expenses (Income)
     Depreciation and amortization of $6.2 million this quarter increased $4.8 million from $1.4 million in the prior year’s quarter. The increase is primarily due to depreciation of tangible assets and amortization of intangible assets acquired in connection with the purchase of TV Guide Network. Estimated amortization expense, based on the preliminary allocation of the purchase price related to the acquisition of TV Guide Network, for the six-months ended March 31, 2010 and for each of the years ending March 31, 2011 through 2014 is approximately $5.3 million, $10.3 million, $7.6 million, $7.2 million, and $6.8 million, respectively.
     Interest expense of $13.3 million this quarter increased $4.4 million, or 49.4%, from the prior year’s quarter of $8.9 million. The following table sets forth the components of interest expense for the three months ended September 30, 2009 and 2008:

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2009	2008
	(Amounts in millions)
Interest Expense
Cash Based:
Interest cost associated with credit facility	$2.1	$0.5
Contractual coupon rate on senior subordinated debentures	2.6	2.7
Other	0.7	0.3

	5.4	3.5

Non-Cash Based:
Amortization of discount on liability component of senior subordinated debentures	4.3	3.8
Amortization of deferred financing costs	0.7	1.6
Accretion of mandatorily redeemable preferred stock units and 10% non-cash dividend	2.9	—

	7.9	5.4

	$13.3	$8.9

     We expect that our interest expense will increase through the end of our fiscal year 2010 because of additional interest expense related to the notes issued on October 21, 2009 (see description of notes in Recent Developments) and higher average outstanding balances under our senior secured credit facility, as compared to the average outstanding balance of the prior year.
     Interest and other income was $0.4 million for the quarter ended September 30, 2009, compared to $2.0 million in the prior year’s quarter. Interest and other income this quarter was earned on the lower average cash balances and restricted investments held during the three months ended September 30, 2009 as compared to 2008.
     The Company’s equity interests in this quarter included a $0.3 million loss from the Company’s 33.33% equity interest in FEARnet, a loss of $0.3 million from the Company’s 42% equity interest in Break.com, income of less than $0.1 million from the Company’s 43% equity interest in Roadside, and a $1.4 million loss from our 28.57% equity interest in EPIX. For the three months ended September 30, 2008, equity interests included a $1.3 million loss from the Company’s 33.33% equity interest in FEARnet, a loss of $0.3 million from the Company’s 42% equity interest in Break.com, a $0.1 million loss from the Company’s 43% equity interest in Roadside, and a $0.2 million loss from our 28.57% equity interest in EPIX.
     We had income tax expense of $0.7 million, or 2.1% of income before income taxes in the three months ended September 30, 2009, compared to an expense of $2.7 million, or (5.4%) of loss before income taxes in the three months ended September 30, 2008. The tax expense reflected in the current quarter is primarily attributable to U.S. and Canadian income taxes and foreign withholding taxes. Our actual annual effective tax rate will differ from the statutory federal rate as a result of several factors, including changes in the valuation allowance against net deferred tax assets, non-temporary differences, foreign income taxed at different rates, and state and local income taxes. Income tax loss carryforwards, subject to certain limitations that may prevent us from fully utilizing them, amount to approximately $133.2 million for U.S. federal income tax purposes available to reduce income taxes over twenty years, $147.3 million for U.S. state income tax purposes available to reduce income taxes over future years with varying expirations, $18.9 million for Canadian income tax purposes available to reduce income taxes over 20 years with varying expirations, $20.9 million for UK income tax purposes available indefinitely to reduce future income taxes and $2.4 million of Hong Kong loss carryforwards available indefinitely to reduce future income taxes.
     At March 31, 2009, the Company had U.S. Alternative Minimum Tax (“AMT”) credit carryforwards of approximately $2.0 million available to reduce future federal income tax, which begin to expire in 2011.

     Net income for the three months ended September 30, 2009 was $29.2 million, compared to net loss for the three months ended September 30, 2008 of $51.8 million.
     Net loss attributable to noncontrolling interest for the three months ended September 30, 2009 was $2.5 million, compared to nil for the three months ended September 30, 2008.
     Net income attributable to our shareholders for the three months ended September 30, 2009 was $31.7 million, or basic net income per common share of $0.27 on 117.3 million weighted average common shares outstanding. Diluted net income per common share for the three months ended September 30, 2009 was $0.26 on 138.7 million weighted average common shares outstanding. This compares to net loss attributable to our shareholders for the three months ended September 30, 2008 of $51.8 million, or basic and diluted net loss per common share of $0.44 on 116.9 million weighted average common shares outstanding.
     Six Months Ended September 30, 2009 Compared to Six Months Ended September 30, 2008
     Consolidated revenues for the six months ended September 30, 2009 of $781.4 million increased $102.2 million, or 15.0%, compared to $679.2 million in the six months ended September 30, 2008. Motion pictures revenue of $549.9 million for the current six-month period decreased $19.6 million, or 3.4%, compared to $569.5 million in the prior year’s period. We expect a reduction in the number of our theatrical releases for fiscal 2010, as compared to fiscal 2009. As a result, we currently expect that our motion picture segment revenue for fiscal 2010 will not exceed our fiscal 2009 motion picture segment revenue. However, actual motion picture revenue will depend on the performance of our film and video titles across all media and territories and can vary materially from expectations.
     Television production revenues of $176.1 million this period increased $66.4 million, or 60.5%, compared to $109.7 million in the prior year’s period. Based on the television shows currently expected to be delivered in fiscal 2010, we currently anticipate that our television production segment revenue in fiscal 2010 will exceed our fiscal 2009 television production segment revenue. However, actual revenues will depend on actual deliveries and can vary materially from expectations.
     Media Networks revenue was $55.4 million for the current period, as compared to nil in the prior year’s period. Our revenues for the remainder of the fiscal year could be negatively impacted if, among other factors, we lose certain affiliation agreements or we have reduced viewership of the TV Guide Network. See our discussion of the risk factors relating to our revenues and TV Guide Network in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on June 1, 2009, and in Exhibit 99.1 to our Current Report on Form 8-K filed with the SEC on October 13, 2009.
     Our largest component of revenue comes from home entertainment. The following table sets forth total home entertainment revenue for both the Motion Pictures and Television Production reporting segments for the six-month periods ended September 30, 2009 and 2008:

	Six Months	Six Months
	Ended	Ended
	September 30,	September 30,	Increase (Decrease)
	2009	2008	Amount	Percent
	(Amounts in millions)
Home Entertainment Revenue
Motion Pictures	$264.6	$316.5	$(51.9)	(16.4%)
Television Production	24.7	22.1	2.6	11.8%

	$289.3	$338.6	$(49.3)	(14.6%)

Motion Pictures Revenue
     The following table sets forth the components of revenue and the changes in these components for the motion pictures reporting segment for the six-month periods ended September 30, 2009 and 2008:

	Six Months	Six Months
	Ended	Ended
	September 30,	September 30,	Increase (Decrease)
	2009	2008	Amount	Percent
		(Amounts in millions)
Motion Pictures
Theatrical	$53.0	$64.6	$(11.6)	(18.0%)
Home Entertainment	264.6	316.5	(51.9)	(16.4%)
Television	88.8	90.8	(2.0)	(2.2%)
International	60.0	62.8	(2.8)	(4.5%)
Mandate Pictures	78.9	29.6	49.3	166.6%
Other	4.6	5.2	(0.6)	(11.5%)

	$549.9	$569.5	$(19.6)	(3.4%)

     The following table sets forth the titles contributing significant motion pictures revenue for the six-month periods ended September 30, 2009 and 2008:

Six Months Ended September 30,
2009		2008
	Theatrical and DVD		Theatrical and DVD
Title	Release Date	Title	Release Date
Theatrical:		Theatrical:
Gamer	September 2009	Bangkok Dangerous	September 2008
I Can Do Bad All By Myself	September 2009	My Best Friend’s Girl	September 2008
Crank: High Voltage	April 2009	The Family That Preys	September 2008
The Haunting in Connecticut	March 2009	Disaster Movie	August 2008
		The Forbidden Kingdom	April 2008
		Meet The Browns	March 2008

Home Entertainment:		Home Entertainment:
Crank: High Voltage	September 2009	The Forbidden Kingdom	September 2008
The Haunting in Connecticut	July 2009	Meet The Browns	July 2008
Madea Goes to Jail	June 2009	The Bank Job	July 2008
My Bloody Valentine 3-D	May 2009	The Eye	June 2008
New In Town	May 2009	Witless Protection	June 2008
The Spirit	April 2009	Rambo	May 2008

Television:	Television:
Bangkok Dangerous Disaster Movie My Best Friend’s Girl Saw V The Family That Preys Transporter 3 W.	3:10 to Yuma Good Luck Chuck Saw IV War Why Did I Get Married — Feature

International:	International:
My Best Friend’s Girl My Bloody Valentine 3-D Repo! The Genetic Opera Saw V	My Best Friend’s Girl Saw IV The Eye War

Mandate Pictures:	Mandate Pictures:
Drag Me To Hell Horsemen Juno Passengers Whip It	30 Days of Night Harold & Kumar Escape from Guantanamo Bay Juno Nick and Norah’s Infinite Playlist Passengers

     Theatrical revenue of $53.0 million decreased $11.6 million, or 18.0%, in this period as compared to the prior year’s period due to fewer wide theatrical releases in the current period as compared to the prior year’s period. In the current six-month period, the titles listed in the above table as contributing significant theatrical revenue represented individually between 11% and 39% of total theatrical revenue and, in the aggregate, approximately 92%, or $49.0 million of total theatrical revenue. In the prior year’s period, the titles listed in the above table as contributing significant theatrical revenue represented individually between 5% and 38% of total theatrical revenue and, in the aggregate, approximately 95%, or $61.3 million of total theatrical revenue.
     Home entertainment revenue of $264.6 million decreased $51.9 million, or 16.4%, in this period as compared to the prior year’s period. Approximately $36.0 million of the decrease is due to lower revenue generated from the titles listed in the above table in the current period as compared to the revenue generated from the titles in the above table for the prior year’s period. The titles listed above as contributing significant home entertainment revenue in the current period represented individually between 6% to 11% of total home entertainment revenue and, in the aggregate, 44%, or $115.3 million of total home entertainment revenue for the period. In the prior year’s period, the titles listed above as contributing significant home entertainment revenue represented individually between 5% to 14% of total home entertainment revenue and, in the aggregate, 48%, or $151.3 million of total home entertainment revenue for the period. In the current period $149.3 million, or 56%, of total home entertainment revenue was contributed by titles that individually make up less than 2% of total home entertainment revenue, and in the prior year’s period this amounted to $165.2 million, or 52%, of total home entertainment revenue.
     Television revenue included in motion pictures revenue of $88.8 million in this period decreased $2.0 million, or 2.2%, compared to the prior year’s period. In the current six-month period, the titles listed above as contributing significant television revenue represented individually between 6% to 13% of total television revenue and, in the aggregate, 66% or $58.4 million of total television revenue for the period. In the prior year’s period, the titles listed above as contributing significant television revenue represented individually between 8% to 16% of total television revenue and, in the aggregate, 66%, or $59.5 million of total television revenue for the period. In the current period, $30.4 million, or 34%, of total television revenue was contributed by titles that individually make up less than 5% of total television revenue, and in the prior year’s period, this amounted to $31.3 million, or 34%, of total television revenue for the period.
     International revenue of $60.0 million decreased $2.8 million, or 4.5%, in this period as compared to the prior year’s period. Lionsgate UK contributed $28.5 million, or 47.5% of international revenue in the current period, which included revenues from Crank: High Voltage, Drag Me To Hell, My Bloody Valentine 3-D, and The Spirit, compared to $27.7 million, or 44.1%, of total international revenue in the prior year’s period. In this period, the titles listed in the table above as contributing significant international revenue, excluding revenue generated from these titles by Lionsgate UK, represented individually between 2% to 8% of total international revenue and, in the aggregate, 19%, or $11.5 million, of total international revenue for the period. In the prior year’s period the titles listed in the table above as contributing significant revenue represented individually between 3% to 9% of total international revenue and, in the aggregate, 24%, or $14.8 million, of total international revenue for the period.
     Mandate Pictures revenue includes revenue from the sales and licensing of domestic and worldwide rights of titles developed or acquired by Mandate Pictures to third-party distributors or international sub-distributors. International revenue, other than international revenue from Lionsgate UK, from Mandate Pictures titles is included in the Mandate Pictures revenue in the table above. In the current period, Mandate Pictures revenue amounted to $78.9 million, as compared to $29.6 million in the prior year’s period. This increase was mainly due to the release of the title Drag Me To Hell in the current period. In this period, the titles listed in the table above as contributing significant Mandate Pictures revenue represented individually between 8% and 53% of total Mandate Pictures revenue and, in the aggregate, 94%, or $74.5 million of total Mandate Pictures revenue for the period. In the prior year’s period, the titles listed in the table above as contributing significant Mandate Pictures revenue represented individually between 5% and 44% of total Mandate Pictures revenue and, in the aggregate, 87%, or $25.9 million of total Mandate Pictures revenue for the period.
Television Production Revenue
     The following table sets forth the components and the changes in the components of revenue that make up television production revenue for the six-month periods ended September 30, 2009 and 2008:

	Six Months	Six Months
	Ended	Ended
	September 30,	September 30,	Increase (Decrease)
	2009	2008	Amount	Percent
		(Amounts in millions)
Television Production
Domestic series licensing	$129.1	$76.4	$52.7	69.0%
International	22.1	10.7	11.4	106.5%
Home entertainment releases of television production	24.7	22.1	2.6	11.8%
Other	0.2	0.5	(0.3)	(60.0%)

	$176.1	$109.7	$66.4	60.5%

     The following table sets forth the components of revenue that make up domestic series licensing revenue for the six-month periods ended September 30, 2009 and 2008:

	Six Months	Six Months
	Ended	Ended
	September 30,	September 30,	Increase (Decrease)
	2009	2008	Amount	Percent
		(Amounts in millions)

Domestic series licensing
Lionsgate Television	$71.4	$48.6	$22.8	46.9%
Debmar-Mercury	41.7	26.0	15.7	60.4%
Ish Entertainment	16.0	1.8	14.2	NM

	$129.1	$76.4	$52.7	69.0%

NM — Percentage not meaningful
     Revenues included in domestic series licensing from Lionsgate Television of $71.4 million increased by $22.8 million, or 46.9%, in the current six-month period compared to $48.6 million in the prior year’s period. The following table sets forth the number of television episodes and hours delivered by Lionsgate Television in the six months ended September 30, 2009 and 2008, respectively:

		Six Months Ended
		September 30, 2009
		Episodes	Hours
Weeds Season 5	1/2hr	13	6.5
Nurse Jackie Season 1	1/2hr	12	6.0
Crash TV Series Season 2	1hr	5	5.0
Mad Men Season 3	1hr	8	8.0

		38	25.5

		Six Months Ended
		September 30, 2008
		Episodes	Hours
Fear Itself	1hr	13	13.0
Mad Men Season 2	1hr	10	10.0
Weeds Season 4	1/2hr	13	6.5

		36	29.5

     Revenues included in domestic series licensing from Debmar-Mercury increased $15.7 million to $41.7 million in the current period, from $26.0 million in the prior year’s period, primarily due to increased revenue from the television series House of Payne, Meet the Browns and The Wendy Williams Show.

     Revenues included in domestic series licensing from the Company’s reality television venture with Ish, of $16.0 million in the current period resulted from the production of the domestic series Paris Hilton’s My New BFF and My Antonio, as compared to $1.8 million in the prior year’s period.
     International revenue of $22.1 million increased by $11.4 million in the current period mainly due to international revenue from Crash TV Series Season 1, Dead Zone, Paris Hilton’s My New BFF, and Mad Men Season 2, compared to international revenue of $10.7 million in the prior year’s period from Kill Point, Mad Men Season 1, Weeds Season 3, and Wildfire Season 4.
     The increase in revenue from home entertainment releases of television production is primarily driven by DVD/Blu-Ray revenue from Weeds Season 4 and Mad Men Season 2.
Media Networks Revenue
     Media Networks revenue for the six months ended September 30, 2009 and 2008 are $55.4 million and nil, respectively. The acquisition of TV Guide Network occurred on February 28, 2009.
Direct Operating Expenses
     The following table sets forth direct operating expenses by segment for the six months ended September 30, 2009 and 2008:

	Six Months Ended				Six Months Ended
	September 30, 2009				September 30, 2008
	Motion	Television	Media		Motion	Television
	Pictures	Production	Networks	Total	Pictures	Production	Total
	(Amounts in millions)

Direct operating expenses
Amortization of films and television programs	$166.0	$102.7	$18.6	$287.3	$120.2	$66.5	$186.7
Participation and residual expense	87.4	34.8	—	122.2	136.6	22.4	159.0
Other expenses	1.0	0.7	(0.1)	1.6	1.1	0.5	1.6

	$254.4	$138.2	$18.5	$411.1	$257.9	$89.4	$347.3

Direct operating expenses as a percentage of segment revenues	46.3%	78.5%	33.4%	52.6%	45.3%	81.5%	51.1%
     Direct operating expenses of the motion pictures segment of $254.4 million for the current six-month period were 46.3% of motion pictures revenue, compared to $257.9 million, or 45.3% of motion pictures revenue for the prior year’s period. The increase in direct operating expense of the motion pictures segment in the current period as a percent of revenue is primarily due to the higher Mandate Pictures revenue in relation to total motion pictures revenue. Direct operating expenses of Mandate Pictures are higher in relation to revenue as compared to the rest of the motion pictures segment, however Mandate Pictures does not incur significant distribution and marketing expenses. Investment in film write-downs of the motion picture segment totaled approximately $5.3 million for the current period, compared to $6.3 million for the prior year’s period. In the current period, approximately $2.5 million of the write down related to the change in domestic release strategy of one motion picture. In the prior year’s period, approximately $4.2 million of the write down related to the change in the release strategy of one motion picture that was completed in the prior year’s period. Other expenses consist of the provision for doubtful accounts and foreign exchange losses (gains). Our direct operating expenses generally fluctuate with changes in our revenue. Because of our current expectations on motion picture revenue for fiscal 2010, we believe that our direct operating expenses of our motion picture segment for fiscal 2010 will not exceed our fiscal 2009 motion picture segment direct operating expenses. However, a number of factors could impact the level of direct operating expenses, including, but not limited to, the actual and anticipated performance of our films, possible write downs of our film costs, foreign exchange rate changes, and bad debt expense.
     Direct operating expenses of the television production segment of $138.2 million for this period were 78.5% of television production revenue, compared to $89.4 million, or 81.5% of television production revenue for the prior year’s period. In the current period, approximately $1.7 million of charges for write-downs of television film costs were included in the amortization of television programs, compared to $2.6 million in the prior year’s period. In the current period, approximately $1.3 million of the write-down related to one television series. Included in the charges in the prior year’s period was a write-down of approximately $1.1 million associated with a television series. Because we anticipate our television production segment revenues to increase in fiscal 2010, as compared to fiscal 2009, we also expect that our direct operating expenses of our television production segment will increase in fiscal 2010, as compared to fiscal 2009. However, a number of factors could impact the level of direct operating expenses, including, but not limited to, the actual and anticipated performance of our television programs, possible write downs of our television program costs, foreign exchange rate changes, and bad debt expense.
     Direct operating expenses of the media networks segment of $18.5 million for the current period consists primarily of programming expenses associated with the production of such programs as Idol Tonight, Hollywood 411, and the 2009 Emmy Awards coverage.
Distribution and Marketing Expenses
     The following table sets forth distribution and marketing expenses by segment for the six months ended September 30, 2009 and 2008:

	Six Months Ended				Six Months Ended
	September 30, 2009				September 30, 2008
	Motion	Television	Media		Motion	Television
	Pictures	Production	Networks	Total	Pictures	Production	Total
	(Amounts in millions)

Distribution and marketing expenses
Theatrical	$50.1	$0.2	$—	$50.3	$131.4	$—	$131.4
Home Entertainment	98.3	7.6	—	105.9	123.6	6.7	130.3
Television	1.6	4.1	—	5.7	2.4	2.5	4.9
International	15.4	2.5	—	17.9	18.6	2.1	20.7
Media Networks	—	—	6.4	6.4	—	—	—
Other	0.9	0.1	—	1.0	0.9	0.2	1.1

	$166.3	$14.5	$6.4	$187.2	$276.9	$11.5	$288.4

     The majority of distribution and marketing expenses relate to the motion pictures segment. Theatrical prints and advertising (“P&A”) in the motion pictures segment in the current period of $50.1 million decreased $81.3 million, or 61.9%, compared to $131.4 million in the prior year’s period. Domestic theatrical P&A from the motion pictures segment in this period included P&A incurred on the release of Crank: High Voltage, I Can Do Bad All By Myself, and Gamer, and P&A incurred in advance of the release of titles such as Saw VI, which individually represented between 9% and 36% of total theatrical P&A and in the aggregate accounted for 83% of the total theatrical P&A. Domestic theatrical P&A from the motion pictures segment in the prior year’s period included P&A incurred on the release of Bangkok Dangerous, Disaster Movie, My Best Friend’s Girl, The Family That Preys, and The Forbidden Kingdom, which individually represented between 10% and 22% of total theatrical P&A and in the aggregate accounted for 84% of the total theatrical P&A.
     Theatrical distribution and marketing expenses generally depend on the number of theatrical motion pictures we release and the release plan of those motion pictures in a given year. As a result, we do not currently believe that total theatrical distribution and marketing expenses for fiscal 2010 will exceed that of fiscal 2009 levels because the number of pictures that we expect to release in fiscal 2010 will be less than the number released last fiscal year.
     Home entertainment distribution and marketing costs on motion pictures and television product in this period of $105.9 million decreased $24.4 million, or 18.7%, compared to $130.3 million in the prior year’s period. The decrease in home entertainment distribution and marketing costs is mainly due to the decrease in home entertainment revenue in the current period as compared to the prior year’s period, respectively. Home entertainment distribution and marketing costs as a percentage of home entertainment revenues was 36.6% and 38.5% in the current period and prior year’s period, respectively.
     International distribution and marketing expenses in this period includes $13.3 million of distribution and marketing costs from Lionsgate UK, compared to $16.6 million in the prior year’s period.
     Media Networks includes transmission and marketing and promotion expenses.
General and Administrative Expenses

     The following table sets forth general and administrative expenses by segment for the six months ended September 30, 2009 and 2008:

	Six Months	Six Months
	Ended	Ended
	September 30,	September 30,	Increase (Decrease)
	2009	2008	Amount	Percent
	(Amounts in millions)
General and Administrative Expenses
Motion Pictures	$22.8	$24.9	$(2.1)	(8.4%)
Television Production	4.1	5.3	(1.2)	(22.6%)
Media Networks	22.2	—	22.2	100.0%
Corporate	34.5	38.7	(4.2)	(10.9%)

	$83.6	$68.9	$14.7	21.3%

General and administrative expenses as a percentage of revenue	10.7%	10.1%
     General and administrative expenses increased by $14.7 million or 21% mainly due to the general and administrative expenses associated with the Media Networks segment, which was acquired in February 2009, of $22.2 million offset by decreases in our other three reporting segments. General and administrative expenses of the Media Networks segment are primarily related to salaries and related expenses.
     General and administrative expenses of the motion pictures segment decreased $2.1 million or 8.4% mainly due to a decrease in other general overhead such as travel and entertainment expenses.
     General and administrative expenses of the television production segment decreased $1.2 million or 22.6% mainly due to decreases in professional and consulting fees associated with the Company’s Asian television channel venture and other general overhead decreases.
     General and administrative expenses of the corporate segment decreased $4.2 million or 10.9% mainly due to decreases in salaries and related expenses, professional and consulting fees, and other general overhead costs.
     The following table sets forth stock-based compensation expense (benefit) included in our corporate segment for the six months ended September 30, 2009 and 2008:

	Six Months	Six Months
	Ended	Ended
	September 30,	September 30,	Increase (Decrease)
	2009	2008	Amount	Percent
	(Amounts in millions)
Stock-Based Compensation Expense (Benefit):
Stock options	$1.6	$1.6	$—	0.0%
Restricted share units	6.1	5.9	0.2	3.4%
Stock appreciation rights	0.6	(0.6)	1.2	(200.0%)

	$8.3	$6.9	$1.4	20.3%

Depreciation, Amortization and Other Expenses (Income)
     Depreciation and amortization of $14.4 million this period increased $11.6 million from $2.8 million in the prior year’s period. The increase is primarily due to depreciation of tangible assets and amortization of intangible assets acquired in connection with the purchase of TV Guide Network. Estimated amortization expense, based on the preliminary allocation of the purchase price related to the acquisition of TV Guide Network, for the six-months ended March 31, 2010 and for each of the years ending March 31, 2011 through 2014 is approximately $5.3 million, $10.3 million, $7.6 million, $7.2 million, and $6.8 million, respectively.
     Interest expense of $24.0 million this period increased $7.2 million, or 42.9%, from the prior year’s period of $16.8 million. The following table sets forth the components of interest expense for the six months ended September 30, 2009 and 2008:

	Six Months	Six Months
	Ended	Ended
	September 30,	September 30,
	2009	2008
	(Amounts in millions)
Interest Expense
Cash Based:
Interest cost associated with credit facility	$3.9	$0.8
Contractual coupon rate on senior subordinated debentures	5.2	5.4
Other	1.3	0.7

	10.4	6.9

Non-Cash Based:
Amortization of discount on liability component of senior subordinated debentures	8.4	7.6
Amortization of deferred financing costs	1.3	2.3
Accretion of mandatorily redeemable preferred stock units and 10% non-cash dividend	3.9	—

	13.6	9.9

	$24.0	$16.8

     We expect that our interest expense will increase through the end of our fiscal year 2010 because of additional interest expense related to the notes issued on October 21, 2009 (see description of notes in Recent Developments) and higher average outstanding balances under our senior secured credit facility, as compared to the average outstanding balance of the prior year.
     Interest and other income was $0.8 million for the period ended September 30, 2009, compared to $4.2 million in the prior year’s period. Interest and other income this period was earned on the lower average cash balances and restricted investments held during the six months ended September 30, 2009 as compared to 2008.
     Gain on extinguishment of debt was $7.5 million for the period ended September 30, 2009, resulting from the exchange of $66.6 million of the Company’s 3.625% convertible senior subordinated notes, compared to nil in the prior year’s period.
     The Company’s equity interests in this period included a $0.4 million loss from the Company’s 33.33% equity interest in FEARnet, a loss of $0.6 million from the Company’s 42% equity interest in Break.com, a $0.1 million loss from the Company’s 43% equity interest in Roadside, and a $2.5 million loss from our 28.57% equity interest in EPIX. For the six months ended September 30, 2008, equity interests included a $2.4 million loss from the Company’s 33.33% equity interest in FEARnet, a loss of $1.1 million from the Company’s 42% equity interest in Break.com, a $0.4 million loss from the Company’s 43% equity interest in Roadside, and a $0.2 million loss from our 28.57% equity interest in EPIX.
     We had income tax expense of $2.0 million, or 2.9% of income before income taxes in the six months ended September 30, 2009, compared to an expense of $3.3 million, or (7.4%) of loss before income taxes in the six months ended September 30, 2008. The tax expense reflected in the current period is primarily attributable to U.S. and Canadian income taxes and foreign withholding taxes. Our actual annual effective tax rate will differ from the statutory federal rate as a result of several factors, including changes in the valuation allowance against net deferred tax assets, non-temporary differences, foreign income taxed at different rates, and state and local income taxes. Income tax loss carryforwards, subject to certain limitations that may prevent us from fully utilizing them, amount to approximately $133.2 million for U.S. federal income tax purposes available to reduce income taxes over twenty years,

$147.3 million for U.S. state income tax purposes available to reduce income taxes over future years with varying expirations, $18.9 million for Canadian income tax purposes available to reduce income taxes over 20 years with varying expirations, $20.9 million for UK income tax purposes available indefinitely to reduce future income taxes and $2.4 million of Hong Kong loss carryforwards available indefinitely to reduce future income taxes.
     At March 31, 2009, the Company had U.S. Alternative Minimum Tax (“AMT”) credit carryforwards of approximately $2.0 million available to reduce future federal income tax, which begin to expire in 2011.

     Net income for the six months ended September 30, 2009 was $63.7 million, compared to net loss for the six months ended September 30, 2008 of $48.3 million.
     Net loss attributable to noncontrolling interest for the six months ended September 30, 2009 was $4.4 million, compared to nil for the six months ended September 30, 2008.
     Net income attributable to our shareholders for the six months ended September 30, 2009 was $68.1 million, or basic net income per common share of $0.58 on 117.2 million weighted average common shares outstanding. Diluted net income per common share for the six months ended September 30, 2009 was $0.56 on 137.7 million weighted average common shares outstanding. This compares to net loss attributable to our shareholders for the six months ended September 30, 2008 of $48.3 million, or basic and diluted net loss per common share of $0.41 on 117.6 million weighted average common shares outstanding.
Liquidity and Capital Resources
     Our liquidity and capital resources are provided principally through cash generated from operations, issuance of subordinated notes, and our credit facility.
     10.25% Senior Secured Second-Priority Notes. On October 21, 2009, our wholly-owned subsidiary Lions Gate Entertainment Inc. (“LGEI”), issued approximately $236.0 million aggregate principal amount of senior secured second-priority notes due 2016 (the “Notes”) in a private offering conducted pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended (the “Securities Act”).
     The Notes will pay interest semi-annually on May 1 and November 1 of each year at a rate of 10.25% per year and will mature on November 1, 2016.
     The Notes are guaranteed on a senior secured basis by our parent Lions Gate Entertainment Corp. (“LGEC”), and certain wholly-owned subsidiaries of both LGEC and LGEI.
     The Notes were issued by LGEI at an initial price of 95.222% of the principal amount and, after deducting discounts and the underwriting fee, the net proceeds from the sale of the Notes was approximately $219.4 million, of which $218.0 million was used by LGEI to repay a portion of its outstanding debt under its credit facility. We expect the total net proceeds after all transaction costs (including legal, accounting and other professional fees) to be approximately $215.1 million.
     Film Credit Facility. On October 6, 2009, we entered into a revolving film credit facility agreement (“Film Credit Facility”) which provides for borrowings for the acquisition or production of motion pictures. Currently, the Film Credit Facility provides for total borrowings up to $120 million and can be increased to $200 million if additional lenders or financial institutions become a party to and provide a commitment under the facility. The Film Credit Facility has a maturity date of April 6, 2013 and generally bears an interest rate of 3.25% over the “LIBO” rate (as defined in the credit agreement). We are required to pay a quarterly commitment fee of 0.75% per annum on the unused commitment under the Film Credit Facility. Borrowings under the Film Credit Facility are due the earlier of (a) nine months after delivery of each motion picture or (b) April 6, 2013. Borrowings under the Film Credit Facility are subject to a borrowing base calculation and are secured by interests in the related motion pictures, together with certain other receivables from other motion picture and television productions pledged by us including a minimum pledge of such receivables of $25 million. Receivables pledged to the Film Credit Facility must be excluded from the borrowing base calculation under our credit facility.
     Amended Credit Facility. On September 30, 2009, we amended our credit facility and had borrowings of $255 million (March 31, 2009 — $255 million). In connection with the Amendment, we paid fees to the lenders equal to approximately $0.8 million. The availability of funds under our credit facility is limited by a borrowing base and also reduced by outstanding letters of credit which amounted to $22.7 million at September 30, 2009 (March 31, 2009 — $46.7 million). At September 30, 2009, there was $62.3 million available under our credit facility (March 31, 2009 — $38.3 million). We are required to pay a quarterly commitment fee based upon 0.375% per annum on the total credit facility of $340 million less the amount drawn. Our credit facility expires July 25, 2013 and bears interest at 2.50 (increased 0.25% pursuant to the September 30, 2009 amendment) over the “Adjusted LIBOR” rate (effective rate of 2.56% and 2.75% as of September 30, 2009 and March 31, 2009, respectively). Obligations under our credit facility are secured by collateral (as defined in the credit agreement) granted by us and certain of our subsidiaries, as well as a pledge of equity interests in certain of our subsidiaries. The credit facility contains a number of affirmative and negative covenants that, among other things, require us to satisfy certain financial covenants and restrict our ability to incur additional debt, pay dividends and make distributions, make certain investments and acquisitions, repurchase our stock and prepay certain indebtedness, create liens, enter into agreements with affiliates, modify the nature of our business, enter into sale-leaseback transactions, transfer and sell material assets and merge or consolidate. Under our credit facility, we may also be subject to an event of default upon a “change in control” (as defined in the credit facility) which, among other things, includes a person or group acquiring ownership or control in excess of 20% of our common stock.
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
     Theatrical Slate Participation. On May 29, 2009, LGEI and LGF terminated our theatrical slate participation arrangement with Pride. The arrangement was evidenced by, among other documents, that certain Master Covered Picture Purchase Agreement between LGF and FilmCo and the FilmCo Operating Agreement for FilmCo by and between LGEI and Pride, each dated as of May 25, 2007 and amended on January 30, 2008. Under the arrangement, Pride contributed, in general, 50% of our production, acquisition, marketing and distribution costs of theatrical feature films and participated in a pro rata portion of the pictures’ net profits or losses similar to a co-production arrangement based on the portion of costs funded. Amounts provided from Pride were reflected as a participation liability. In late 2008, the administrative agent for the senior lenders under Pride’s senior credit facility took the position, among others, that the senior lenders did not have an obligation to continue to fund under the senior credit facility because the conditions precedent to funding set forth in the senior credit facility could not be satisfied. The Company was not a party to the credit facility. Consequently, Pride did not purchase the pictures The Spirit, My Bloody Valentine 3-D and Madea Goes To Jail. Thereafter, on April 20, 2009, after failed attempts by us to facilitate a resolution, we gave FilmCo and Pride notice that FilmCo, through Pride’s failure to make certain capital contributions, was in default of the Master Picture Purchase Agreement. On May 5, 2009, the representative for the Pride equity and the Pride mezzanine investor responded that the required amount was fully funded and that it had no further obligations to make any additional capital contributions. Consequently, on May 29, 2009, we gave notice of termination of the Master Picture Purchase Agreement. Since May 29, 2009, there have been no developments with respect to the arrangement.
     Although we will no longer receive financing as provided from the participation of Pride in our films, we do not believe this will have a material adverse effect to our business.
     Société Générale de Financement du Québec. On July 30, 2007, the Company entered into a four-year filmed entertainment slate participation agreement with Société Générale de Financement du Québec (“SGF”), the Québec provincial government’s investment arm. SGF will provide up to 35% of production costs of television and feature film productions produced in Québec for a four-year period for an aggregate participation of up to $140 million, and we will advance all amounts necessary to fund the remaining budgeted costs. The maximum aggregate of budgeted costs over the four-year period will be $400 million, including our portion, but no more than $100 million per year. In connection with this agreement, we and SGF will proportionally share in the proceeds derived from the productions after we deduct a distribution fee, recoup all distribution expenses and releasing costs, and pay all applicable third party participations and residuals. Under the terms of the arrangement $35 million is available through July 30, 2010 and $35 million is available during the twelve-month period ended July 30, 2011 to be provided by SGF.
     Filmed Entertainment Backlog. Backlog represents the amount of future revenue not yet recorded from contracts for the licensing of films and television product for television exhibition and in international markets. Backlog at September 30, 2009 and March 31, 2009 is $464.8 million and $499.5 million, respectively.
     Cash Flows Used in Operating Activities. Cash flows used in operating activities for the six months ended September 30, 2009 were $163.9 million compared to cash flows used in operating activities in the six months ended September 30, 2008 of $39.7 million. The increase in cash used in operating activities was primarily due to a lower reduction in accounts receivable and higher reductions of accounts payable and accrued liabilities, participations and residuals, film obligations and deferred revenues, offset by an increase in net income and amortization of films and television programs as compared to the six months ended September 30, 2008.
     Cash Flows Used in Investing Activities. Cash flows used in investing activities of $10.3 million for the six months ended September 30, 2009 consisted of $3.7 million for purchases of property and equipment and $14.9 million of capital contributions to companies accounted as equity method investments, offset by $8.3 million repayment on a loan made to a third party producer. Cash flows used in investing activities of $45.1 million for the six months ended September 30, 2008 consisted of $5.7 million for purchases of property and equipment, $11.1 million of capital contributions to companies accounted as equity method investments and $28.4 million for an increase in a loan receivable from Break.com and a third party producer.
     Cash Flows Provided by/Used In Financing Activities. Cash flows provided by financing activities of $146.2 million for the six months ended September 30, 2009 resulted from increased production obligations of $128.1 million and proceeds of $122.4 million from the sale of our 49% interest in TV Guide Network, offset by $102.5 million repayment of production obligations, $1.3 million paid for tax withholding requirements associated with our equity awards, and $0.4 million repayment of other financing obligations. Cash flows used in financing activities of $35.7 million for the six months ended September 30, 2008 resulted from increased production obligations of $113.3 million and the exercise of stock options of $2.9 million, offset by $104.2 million repayment of production obligations, $44.7 million paid for the repurchase of the Company’s common shares and $2.9 million paid for tax withholding requirements associated with our equity awards.
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
     Future commitments under contractual obligations as of September 30, 2009 are as follows:

	Year Ended March 31,
	2010	2011	2012	2013	2014	Thereafter	Total
Future annual repayment of debt and other financing obligations as of September 30, 2009
Borrowings under bank line of credit	$—	$—	$—	$—	$255,000	$—	$255,000
Production obligations(1)	12,233	166,621	38,753	—	23,733	—	241,340
Interest payments on subordinated notes and other financing obligations	5,740	11,437	11,376	3,032	2,936	3,821	38,342
Subordinated notes and other financing obligations (2)	420	883	250,363	4,726	1,078	73,840	331,310
Mandatorily redeemable preferred stock units (3)	—	—	—	—	—	324,088	324,088

	$18,393	$178,941	$300,492	$7,758	$282,747	$401,749	$1,190,080

Contractual commitments by expected repayment date
Film obligations(1)	$52,374	$—	$—	$—	$—	$—	$52,374
Distribution and marketing commitments (4)	63,008	53,771	—	22,000	—	—	138,779
Minimum guarantee commitments (5)	49,221	111,907	7,728	6,478	5,750	9,183	190,267
Production obligation commitments (5)	398	13,061	3,855	—	—	—	17,314
Operating lease commitments	5,901	10,906	10,754	11,343	11,435	14,631	64,970
Other contractual obligations	22,763	2,654	2,399	1,317	1,200	3,900	34,233
Employment and consulting contracts	18,489	25,498	10,923	2,813	1,196	—	58,919

	$212,154	$217,797	$35,659	$43,951	$19,581	$27,714	$556,856

Total future commitments under contractual obligations	$230,547	$396,738	$336,151	$51,709	$302,328	$429,463	$1,746,936

(1)	Film and production obligations include minimum guarantees, theatrical marketing obligations and production obligations as disclosed in Note 7 of our unaudited condensed consolidated financial statements. Repayment dates are based on anticipated delivery or release date of the related film or contractual due dates of the obligation.

(2)	Subordinated notes and other financing obligations reflect the principal amounts of our October 2004 2.9375% Notes, February 2005 3.625% Notes and our April 2009 3.625% Notes and other financing obligations with a carrying amount of $15.3 million as of September 30, 2009. The combined carrying value of our subordinated notes was $251.0 million as of September 30, 2009. The difference between the carrying value and the principal amounts is being amortized as a non-cash charge to interest expense over the expected life of the Notes.

(3)	Amount represents the anticipated redemption amount (i.e. principal amount of $125.0 million plus the accretion of a 10% annual dividend) payable in May 2019 of the mandatorily redeemable preferred stock units held by the noncontrolling interest in TV Guide Network. The carrying amount of the mandatorily redeemable preferred stock held by the non controlling interest was $88.4 million as of September 30, 2009. The carrying amount and the 10% dividend is being accreted, through a non cash charge to interest expense, up to its redemption amount over the ten year period to the redemption date.

(4)	Distribution and marketing commitments represent contractual commitments for future expenditures associated with distribution and marketing of films which we will distribute. The payment dates of these amounts are primarily based on the anticipated release date of the film.

(5)	Minimum guarantee commitments represent contractual commitments related to the purchase of film rights for future delivery. Production obligation commitments represent amounts committed for future film production and development to be funded through production financing and recorded as a production obligation liability. Future payments under these obligations are based on anticipated delivery or release dates of the related film or contractual due dates of the obligation. The amounts include future interest payments associated with the obligations.

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
     Currency Rate Risk. We enter into forward foreign exchange contracts to hedge our foreign currency exposures on future production expenses denominated in various foreign currencies. As of September 30, 2009, we had outstanding forward foreign exchange contracts to buy US$1.2 million in exchange for British Pound Sterling (“GBP”) £0.8 million over a period of 8 weeks at a weighted average exchange rate of GBP £0.61. During the six months ended September 30, 2009, we completed forward foreign exchange contracts denominated in European Euros and in US dollars, resulting in a net realized fair value loss of less than $0.1 million. Contracts are entered into with a major financial institution as counterparty. We are exposed to credit loss in the event of nonperformance by the counterparty, which is limited to the cost of replacing the contracts, at current market rates. We do not require collateral or other security to support these contracts.
     Interest Rate Risk. Our principal risk with respect to our debt is interest rate risk. We currently have exposure to cash flow risk due to changes in market interest rates related to our outstanding debt and other financing obligations. Our credit facility has a balance of $255 million at September 30, 2009. Other financing obligations subject to variable interest rates include $161.9 million owed to film production entities on delivery of titles.
     The table below presents repayments of the principal amounts for our interest-bearing debt, production obligations, subordinated notes and other financing obligations, and mandatorily redeemable preferred stock units as of September 30, 2009. The footnotes to the table provide the contractual interest rates.

	Year Ended March 31,
	2010	2011	2012	2013	2014	Thereafter	Total

Revolving Credit Facility:
Variable (1)	$—	$—	$—	$—	$255,000	$—	255,000
Production Obligations:
Variable (2)	8,527	144,597	8,765	—	—	—	161,889
Fixed (3)	—	—	—	—	8,734	—	8,734
Subordinated Notes and Other Financing Obligations:
Fixed (4)	—	—	249,419	—	—	66,581	316,000
Fixed (5)	—	—	—	3,718	—	—	3,718
Fixed (6)	420	883	944	1,008	1,078	7,259	11,592
Mandatorily Redeemable Preferred Stock Units:
Fixed (7)	—	—	—	—	—	125,009	125,009

	$8,947	$145,480	$259,128	$4,726	$264,812	$198,849	$881,942

(1)	Revolving credit facility, which expires July 25, 2013 and bore interest at 2.25% over the Adjusted LIBOR rate through September 29, 2009. On September 30, 2009, the Company amended its credit facility, which resulted in an increase of the interest rate of 0.25%. At September 30, 2009, we had borrowings of $255 million under this facility.

(2)	Amounts owed to film production entities on anticipated delivery date or release date of the titles or the contractual due dates of the obligation. Production obligations of $161.9 million incur interest at rates ranging from approximately 1.89% to 4.04%. Not included in the table above are approximately $70.7 million of production obligations which are non-interest bearing.

(3)	Long term production obligations of $8.7 million with a fixed interest rate equal to 1.0%.

(4)	Subordinated notes reflect the principal amounts of our October 2004 2.9375% Notes, February 2005 3.625% Notes and our April 2009 3.625% Notes as of September 30, 2009.

(5)	Other financing obligation with fixed interest rate equal to 8.02%.

(6)	Capital lease obligation for a satellite transponder with an imputed interest rate equal to 6.65%.

(7)	Mandatorily redeemable preferred stock units reflect the principal amount of $125.0 million with a 10% dividend accretion through a non cash charge to interest expense, up to its redemption amount over the ten year period to the redemption date of May 2019.
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
     As of September 30, 2009, the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures were effective as of September 30, 2009.
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
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
     None
Item 1A. Risk Factors.
     Other than the changes to the risk factors enclosed as Exhibit 99.1 to our Current Report on Form 8-K filed on October 13, 2009, which are incorporated herein by reference, and other than the risk factors below, there were no other material changes to the risk factors previously reported in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009.
Certain shareholders own a majority of our outstanding common shares.
     As of September 30, 2009, three of our shareholders beneficially owned an aggregate of 61,201,718 of our common shares, or approximately 52.0% of the outstanding shares. Pursuant to a letter agreement dated July 9, 2009 that we entered into with Mark H. Rachesky, M.D., the beneficial owner of 19.7% of our outstanding common shares, we agreed to, among other things, name Dr.

Rachesky to our slate of nominees for election to our board of directors at our 2009 Annual General Meeting of Shareholders and, subject to certain terms and conditions, enter into a registration rights agreement with him and his affiliates. On September 15, 2009, Dr. Rachesky was nominated to our board of directors. In accordance with the letter agreement, we entered into a registration rights agreement with Dr. Rachesky on October 22, 2009. Accordingly, these three shareholders, collectively, have the power to exercise substantial influence over us and on matters requiring approval by our shareholders, including the election of directors, the approval of mergers and other significant corporate transactions. This concentration of ownership may make it more difficult for other shareholders to effect substantial changes in our company and may also have the effect of delaying, preventing or expediting, as the case may be, a change in control of our company.
Sales of a substantial number of shares of our common shares, or the perception that such sales might occur, could have an adverse effect on the price of our common shares, and therefore our ability to raise additional capital to fund our operations.
     As of September 30, 2009, approximately 71.1% of our common shares were held beneficially by certain individuals and institutional investors who each had ownership of greater than 5% of our common shares. Sales by such individuals and institutional investors of a substantial number of shares of our common shares into the public market, or the perception that such sales might occur, could have an adverse effect on the price of our common shares, which could materially impair our ability to raise capital through the sale of common shares or debt that is convertible into our common shares.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     On May 31, 2007, our Board of Directors authorized the repurchase of up to $50 million of our common shares. Thereafter, on each of May 29, 2008 and November 6, 2008, as part of its regularly scheduled meetings, our Board of Directors authorized the repurchase up to an additional $50 million of our common shares, subject to market conditions. The additional resolutions increased the total authorization to $150 million. The common shares may be purchased, from time to time, at the Company’s discretion, including the quantity, timing and price thereof. Such purchases will be structured as permitted by securities laws and other legal requirements. During the period from the authorization date through September 30, 2009, 6,787,310 shares have been repurchased at a cost of approximately $65.2 million (including commission costs). The share repurchase program has no expiration date.
     The following table sets forth information with respect to shares of our common stock purchased by us during the three months ended September 30, 2009:
ISSUER PURCHASES OF EQUITY SECURITIES

(d) Approximate
			(c) Total Number of	Dollar Value of
			Shares Purchased as	Shares that May Yet
			Part of Publicly	Be Purchased Under
	(a) Total Number of	(b) Average Price	Announced Plans or	the Plans or
Period	Shares Purchased	Paid per Share	Programs	Programs
July 1, 2009 — July 31, 2009	—	—	—	—
August 1, 2009 — August 31, 2009	—	—	—	—
September 1, 2009 — September 30, 2009	—	—	—	—
Total	—	—	—	$85,080,000
Item 3. Defaults Upon Senior Securities.
     None
Item 4. Submission of Matters to a Vote of Security Holders.
     On September 15, 2009, the Company held its Annual General Meeting of Shareholders (the “Annual Meeting”). Below is a summary of the matters voted on at the meeting:

1. At the Annual Meeting, the stockholders voted to elect twelve (12) directors to the Board of Directors of the Company to serve for a term of one year. The votes for the director nominees were as follows:

Nominees	For	Withhold
Norman Bacal	89,766,978	21,441,321
Michael Burns	89,807,281	21,401,018
Arthur Evrensel	83,265,395	27,942,904
Jon Feltheimer	89,813,032	21,395,267
Morley Koffman	89,769,630	21,438,669
Harald Ludwig	89,790,500	21,417,799
G. Scott Paterson	89,538,310	21,669,989
Mark H. Rachesky, M.D.	87,103,291	24,105,008
Daryl Simm	85,553,015	25,655,284
Hardwick Simmons	85,532,544	25,675,755
Brian V. Tobin	89,765,014	21,443,285
Phyllis Yaffe	89,835,420	21,372,879
2. Ernst & Young LLP was re-appointed as the Company’s independent registered public accounting firm for the fiscal year ending March 31, 2010 and the Audit Committee of the Board of Directors was authorized to determine the remuneration to be paid to Ernst & Young LLP. The vote was as follows:

For	90,212,129
Abstain	20,835,893
Against	160,279
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
Item 5. Other Information.
None

Item 6. Exhibits.

Exhibit
Number	Description of Documents
3.1(1)	Articles
3.2	Notice of Articles
3.3(2)	Vertical Short Form Amalgamation Application
3.4(2)	Certificate of Amalgamation
10.65	Letter Agreement between Mark H. Rachesky and Lions Gate Entertainment Corp. dated July 9, 2009 (3)
10.70*	Amendment No. 1 to the Second Amended and Restated Credit, Security, Guaranty and Pledge Agreement dated as of July 25, 2008, with the guarantors and lenders referred to therein, JP Morgan ChaseBank, N.A., as administrative agent and issuing bank, and Wachovia Bank, N.A., as syndication agent.
31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005 as filed on June 29, 2005.

(2)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007 as filed on May 30, 2007.

(3)	Incorporated by reference to Exhibit 10.65 to the Company’s Current Report on Form 8-K as filed on July 10, 2009.

*	Confidential treatment has been requested for portions of this exhibit. Portions of this document have been omitted and submitted separately to the Securities and Exchange Commission.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIONS GATE ENTERTAINMENT CORP.
By:	/s/ James Keegan
	Name:	James Keegan
	Title:	Duly Authorized Officer and Chief Financial Officer

Date: November 9, 2009