Form 10-Q
period 2009-12-31
LIONS GATE ENTERTAINMENT CORP /CN/
filed 2010-02-09
CIK 929351

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2009
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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at February 1, 2010
Common Shares, no par value per share	117,836,146 shares

Item		Page
	PART I - FINANCIAL INFORMATION

1.	Financial Statements	4
2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	40
3.	Quantitative and Qualitative Disclosures About Market Risk	70
4.	Controls and Procedures	71

	PART II - OTHER INFORMATION

1.	Legal Proceedings	72
1A.	Risk Factors	72
2.	Unregistered Sales of Equity Securities and Use of Proceeds	75
3.	Defaults Upon Senior Securities	76
4.	Submission of Matters to a Vote of Security Holders	76
5.	Other Information	76
6.	Exhibits	76
EX-10.72
EX-10.73
EX-10.74
EX-10.75
EX-10.76
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2009	2009
	(Amounts in thousands,
	except share amounts)
ASSETS
Cash and cash equivalents	$105,090	$138,475
Restricted cash	706	10,056
Restricted investments	6,995	6,987
Accounts receivable, net of reserve for returns and allowances of $83,578 (March 31, 2009 - $98,947) and provision for doubtful accounts of $8,961 (March 31, 2009 - $9,847)	255,377	227,010
Investment in films and television programs, net	731,289	702,767
Property and equipment, net	35,359	42,415
Finite-lived intangible assets, net	74,412	78,904
Goodwill	376,853	379,402
Other assets	113,026	81,234

Total assets	$1,699,107	$1,667,250

LIABILITIES
Senior revolving credit facility	$12,000	$255,000
Senior secured second-priority notes	225,488	—
Accounts payable and accrued liabilities	244,969	270,561
Participations and residuals	286,656	371,857
Film and production obligations	397,068	304,525
Subordinated notes and other financing obligations	200,064	281,521
Mandatorily redeemable preferred stock units held by noncontrolling interest	91,454	—
Deferred revenue	136,977	142,093

Total liabilities	1,594,676	1,625,557

Commitments and contingencies

SHAREHOLDERS’ EQUITY
Lions Gate Entertainment Corp. shareholders’ equity:
Common shares, no par value, 500,000,000 shares authorized, 117,834,653 and 116,950,512 shares issued at December 31, 2009 and March 31, 2009, respectively	515,728	494,724
Accumulated deficit	(438,347)	(441,153)
Accumulated other comprehensive loss	(5,091)	(11,878)

Total Lions Gate Entertainment Corp. shareholders’ equity	72,290	41,693
Noncontrolling interest	32,141	—

Total equity	104,431	41,693

Total liabilities and shareholders’ equity	$1,699,107	$1,667,250

See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,
	2009	2008	2009	2008
	(Amounts in thousands, except per share amounts)
Revenues	$371,783	$324,027	$1,153,167	$1,003,204
Expenses:
Direct operating	208,907	218,451	620,013	565,761
Distribution and marketing	160,303	170,400	347,531	458,782
General and administration	39,571	27,472	123,142	96,380
Depreciation and amortization	6,685	1,575	21,087	4,376

Total expenses	415,466	417,898	1,111,773	1,125,299

Operating income (loss)	(43,683)	(93,871)	41,394	(122,095)

Other expenses (income):
Interest expense
Contractual cash based interest	7,655	3,497	18,040	10,406
Amortization of debt discount, deferred financing costs and accretion of redeemable preferred stock units	9,104	4,615	22,725	14,502

Total interest expense	16,759	8,112	40,765	24,908
Interest and other income	(420)	(860)	(1,228)	(5,062)
Loss (gain) on extinguishment of debt	1,783	(3,023)	(5,675)	(3,023)

Total other expenses, net	18,122	4,229	33,862	16,823

Income (loss) before equity interests and income taxes	(61,805)	(98,100)	7,532	(138,918)
Equity interests loss	(6,903)	(1,695)	(10,548)	(5,841)

Loss before income taxes	(68,708)	(99,795)	(3,016)	(144,759)
Income tax provision (benefit)	(1,752)	(2,039)	259	1,292

Net loss	(66,956)	(97,756)	(3,275)	(146,051)
Add: Net loss attributable to noncontrolling interest	1,697	—	6,081	—

Net income (loss) attributable to Lions Gate Entertainment Corp. Shareholders	$(65,259)	$(97,756)	$2,806	$(146,051)

Basic Net Income (Loss) Per Common Share	$(0.55)	$(0.84)	$0.02	$(1.25)

Diluted Net Income (Loss) Per Common Share	$(0.55)	$(0.84)	$0.02	$(1.25)

Weighted average number of common shares outstanding:
Basic	117,745	115,765	117,381	117,018
Diluted	117,745	115,765	117,579	117,018
See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Lions Gate Entertainment Corp. Shareholders
				Accumulated
				Other
	Common Shares		Accumulated	Comprehensive	Noncontrolling	Comprehensive
	Number	Amount	Deficit	Income (Loss)	Interest	Income	Total
	(Amounts in thousands, except share amounts)
Balance at March 31, 2009, as adjusted (Note 10)	116,950,512	$494,724	$(441,153)	$(11,878)	$—		$41,693
Stock based compensation, net of withholding tax obligations of $1,733	759,810	10,008					10,008
Issuance of common shares to directors for services	100,665	573					573
Sale of TV Guide Network common stock units to noncontrolling interest		(167)			38,222		38,055
Equity component of April 2009 3.625% Notes, net of $3.9 million reduction for February 2005 3.625% Notes extinguished in the April 2009 exchange transaction (Note 10)		14,761					14,761
Reduction of equity component for October 2004 2.9375% Notes and February 3.625% Notes extinguished in December 2009 (Note 10)		(4,171)					(4,171)
Comprehensive income
Net income (loss)			2,806		(6,081)	$(3,275)	(3,275)
Foreign currency translation adjustments				6,628		6,628	6,628
Net unrealized gain on foreign exchange contracts				159		159	159

Comprehensive income						$3,512

Balance at December 31, 2009	117,810,987	$515,728	$(438,347)	$(5,091)	$32,141		$104,431

See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months	Nine Months
	Ended	Ended
	December 31,	December 31,
	2009	2008
	(Amounts in thousands)
Operating Activities:
Net income (loss) attributable to Lions Gate Entertainment Corp. shareholders	$2,806	$(146,051)
Net loss attributable to noncontrolling interest	(6,081)	—

Net loss	(3,275)	(146,051)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation of property and equipment	11,174	3,616
Amortization of films and television programs	429,474	315,614
Amortization of debt discount, deferred financing costs and accretion of redeemable preferred stock units	22,725	14,502
Amortization of intangible assets	9,913	760
Non-cash stock-based compensation	11,741	12,027
Gain on extinguishment of debt	(5,675)	(3,023)
Equity interests loss	10,548	5,841
Changes in operating assets and liabilities:
Restricted cash	9,350	(6,700)
Accounts receivable, net	(22,966)	72,945
Investment in films and television programs	(457,271)	(471,308)
Other assets	(2,315)	(12,191)
Accounts payable and accrued liabilities	(30,305)	26,826
Participations and residuals	(85,802)	24,696
Film obligations	(20,019)	58,711
Deferred revenue	(5,399)	7,826

Net Cash Flows Used In Operating Activities	(128,102)	(95,909)

Investing Activities:
Purchases of restricted investments	(13,994)	—
Proceeds from the sale of restricted investments	13,985	—
Investment in equity method investees	(41,342)	(15,886)
Increase in loans receivable	(362)	(28,767)
Repayment of loans receivable	8,333	—
Purchases of property and equipment	(4,228)	(6,465)

Net Cash Flows Used In Investing Activities	(37,608)	(51,118)

Financing Activities:
Exercise of stock options	—	2,894
Tax withholding requirements on equity awards	(1,733)	(3,134)
Repurchase and cancellation of common shares	—	(44,968)
Proceeds from the sale of 49% interest in TV Guide Network	122,355	—
Borrowings under senior revolving credit facility	170,000	—
Repayments of borrowings under senior revolving credit facility	(413,000)	—
Borrowings under individual production obligations	134,587	117,662
Repayment of individual production obligations	(111,885)	(165,298)
Production obligation borrowings under Pennsylvania Regional Center credit facility	57,000	8,758
Production obligation borrowings under film credit facility	32,217	—
Proceeds from sale of senior secured second-priority notes	216,232	—
Repurchase of subordinated notes	(75,185)	(5,310)
Repayment of other financing obligations	(615)	—

Net Cash Flows Provided By (Used In) Financing Activities	129,973	(89,396)

Net Change In Cash And Cash Equivalents	(35,737)	(236,423)
Foreign Exchange Effects on Cash	2,352	(4,453)
Cash and Cash Equivalents — Beginning Of Period	138,475	371,589

Cash and Cash Equivalents — End Of Period	$105,090	$130,713

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
     The unaudited condensed consolidated financial statements have been prepared in accordance with United States (the “U.S.”) accounting principles generally accepted (“GAAP”) for interim financial information and the instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Article 10 of Regulation S-X under the Exchange Act. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these unaudited condensed consolidated financial statements. Operating results for the three and nine months ended December 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ended March 31, 2010. The balance sheet at March 31, 2009 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read together with the consolidated financial statements and related notes included in Exhibit 99.5 to our Current Report on Form 8-K filed with the SEC on October 13, 2009.
     Certain amounts presented for fiscal 2009 have been reclassified to conform to the fiscal 2010 presentation.
     Net Loss Attributable to Noncontrolling interest
     As discussed in Note 12, the net loss attributable to noncontrolling interest in the consolidated statements of operations and shareholders’ equity represents the noncontrolling interest’s 49% share of the net loss incurred by TV Guide Network for the period from May 28, 2009 through December 31, 2009.
     Use of Estimates
     The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. The most significant estimates made by management in the preparation of the financial statements relate to ultimate revenue and costs for investment in films and television programs; estimates of sales returns and other allowances and provisions for doubtful accounts; fair value of assets and liabilities for allocation of the purchase price of companies acquired; income taxes and accruals for contingent liabilities; and impairment assessments for investment in films and television programs, property and equipment, equity investments, goodwill and intangible assets. Actual results could differ from such estimates.
     Recent Accounting Pronouncements
     In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (“SFAS No. 168”). This statement modifies the GAAP hierarchy by establishing only two levels of GAAP, authoritative and nonauthoritative accounting literature. Effective July 2009, the FASB Accounting Standards Codification (“ASC”), also known collectively as the “Codification,” is considered the single source of authoritative U.S. accounting and reporting standards, except for additional authoritative rules and interpretive releases issued by the SEC. Nonauthoritative guidance and literature would include, among other things, FASB Concepts Statements, American Institute of Certified Public Accountants Issue Papers and Technical Practice Aids and accounting textbooks. The Codification was developed to organize GAAP pronouncements by topic so that users can more easily access authoritative accounting guidance. It is organized by topic, subtopic, section, and paragraph, each of which is identified by a numerical designation. The Company has adopted the Codification prospectively beginning in the second quarter of fiscal 2010, resulting in no impact on the Company’s consolidated financial statements.
     Accounting for noncontrolling interest in consolidated subsidiaries. The Company adopted new accounting guidance that changes the accounting and reporting for minority interests, which are recharacterized as noncontrolling interests and classified as a component of equity. This new consolidation method changes the accounting for transactions with noncontrolling interest holders. We adopted this standard beginning in the first quarter of fiscal 2010 (see Note 12).
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
     Subsequent events. The Company adopted new accounting guidance related to the accounting for and disclosure of subsequent events that occur after the balance sheet date. Entities are also required to disclose the date through which subsequent events have been evaluated and the basis for that date. The Company adopted this standard beginning in the first quarter of fiscal 2010 and has evaluated subsequent events through the date of issuance, February 9, 2010, resulting in no impact on the Company’s consolidated financial statements.
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
2. Restricted Cash and Restricted Investments
     Restricted Cash. Restricted cash represents amounts on deposit with financial institutions that are contractually designated for certain theatrical marketing obligations.
     Restricted Investments. Restricted investments, which are measured at fair value, represent amounts held in investments that are contractually designated as collateral for certain production obligations. The carrying amounts of these restricted investments are equal to their respective fair values as of December 31, 2009 and March 31, 2009. At December 31, 2009 and March 31, 2009, restricted investments consist of United States Treasury Bills bearing an interest rate of 0.165%, maturing May 13, 2010.

3. Investment in Films and Television Programs

	December 31,	March 31,
	2009	2009
	(Amounts in thousands)
Motion Picture Segment — Theatrical and Non-Theatrical Films
Released, net of accumulated amortization	$250,871	$262,067
Acquired libraries, net of accumulated amortization	46,872	56,898
Completed and not released	24,751	55,494
In progress	234,854	149,402
In development	10,043	6,732
Product inventory	43,189	40,392

	610,580	570,985

Television Segment — Direct-to-Television Programs
Released, net of accumulated amortization	88,350	77,973
In progress	29,106	51,619
In development	2,565	1,445

	120,021	131,037

Media Networks
Released, net of accumulated amortization	352	—
In progress	336	745

	688	745

	$731,289	$702,767

     The following table sets forth acquired libraries that represent titles released three years prior to the date of acquisition, and amortized over their expected revenue stream from acquisition date up to 20 years:

		Total	Remaining	Unamortized Costs	Unamortized Costs
Acquired		Amortization	Amortization	December 31,	March 31,
Library	Acquisition Date	Period	Period	2009	2009
		(In years)		(Amounts in thousands)
Trimark	October 2000	20.00	10.75	$5,263	$6,280
Artisan	December 2003	20.00	14.00	39,434	47,255
Modern	August 2005	20.00	15.50	1,288	2,462
Lionsgate UK	October 2005	20.00	15.75	887	901

Total Acquired Libraries				$46,872	$56,898

     The Company expects approximately 44% of completed films and television programs, net of accumulated amortization, will be amortized during the one-year period ending December 31, 2010. Additionally, the Company expects approximately 80% of completed and released films and television programs, net of accumulated amortization and excluding acquired libraries, will be amortized during the three-year period ending December 31, 2012.
4. Goodwill
     The changes in the carrying amount of goodwill by reporting segment were as follows in the nine months ended December 31, 2009:

	Motion		Media
	Pictures	Television	Networks	Total
	(Amounts in thousands)
Balance as of March 31, 2009	$210,293	$13,961	$155,148	$379,402
TV Guide Network	—	—	(2,549)	(2,549)

Balance as of December 31, 2009	$210,293	$13,961	$152,599	$376,853

     During the nine months ended December 31, 2009, goodwill decreased by $2.5 million due to the completion of the preliminary purchase price allocation of the identified tangible and intangible assets and liabilities assumed from the acquisition of the TV Guide Network.

5. Finite-Lived Intangible Assets and Other Assets
     Finite-Lived Intangible Assets. Finite-lived intangible assets consist primarily of customer relationships and trademarks. The composition of the Company’s finite-lived intangible assets and the associated accumulated amortization is as follows as of December 31, 2009 and March 31, 2009:

	Weighted	Range
	average	of	December 31, 2009			March 31, 2009
	remaining	remaining	Gross		Net	Gross		Net
	life in	life in	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	years	years	Amount	Amortization	Amount	Amount	Amortization	Amount
	(Amounts in thousands)
Finite-lived intangible assets:
Customer relationships	10	5—11	$66,340	$5,352	$60,988	$64,330	$530	$63,800
Trademarks	16	2—20	11,850	1,743	10,107	11,330	627	10,703
Developed technology and patents	2	2—6	3,710	1,470	2,240	3,740	147	3,593
Distribution agreements	2	2—4	4,031	2,954	1,077	1,598	790	808

Total finite-lived intangible assets			$85,931	$11,519	$74,412	$80,998	$2,094	$78,904

     The aggregate amount of amortization expense associated with the Company’s intangible assets for the three months ended December 31, 2009 and 2008 were $3.5 million and $0.2 million, respectively. The aggregate amount of amortization expense associated with the Company’s intangible assets for the nine-month periods ended December 31, 2009 and 2008 were $9.9 million and $0.8 million, respectively. The estimated aggregate amortization expense associated with the Company’s intangible assets, for the three-months ended March 31, 2010 and for each of the years ending March 31, 2011 through 2014 is approximately $2.7 million, $10.2 million, $7.1 million, $7.0 million, and $6.8 million, respectively.
     Other Assets. The composition of the Company’s other assets is as follows as of December 31, 2009 and March 31, 2009:

	December 31,	March 31,
	2009	2009
	(Amounts in thousands)
Deferred financing costs, net of accumulated amortization	$20,734	$10,184
Prepaid expenses and other	6,651	6,025
Loans receivable	25,071	33,065
Equity method investments	60,570	31,960

	$113,026	$81,234

     Deferred Financing Costs
     Deferred financing costs primarily include costs incurred in connection with (1) an amended senior revolving credit facility (see Note 6), (2) the issuance of the Senior Secured Second-Priority Notes (see Note 7) and (3) the issuance of the October 2004 2.9375% Notes, the February 2005 3.625% Notes and the April 2009 3.625% Notes (see Note 10) that are deferred and amortized to interest expense using the effective interest method.
     Prepaid Expenses and Other
     Prepaid expenses and other primarily include prepaid expenses and security deposits.
     Loans Receivable
     Loans receivable at December 31, 2009 consist of a $16.7 million collateralized note receivable plus $0.4 million of accrued interest from a third party producer, and $7.1 million of notes receivable and $0.7 million of accrued interest from NextPoint, Inc. (“Break.com”), an equity method investee, as described below. At March 31, 2009, loans receivable consisted of a $25.0 million collateralized note receivable plus $0.8 million of accrued interest from a third party producer, and $6.8 million of notes receivable and $0.3 million of accrued interest from Break.com.

     Equity Method Investments
     The carrying amount of significant equity method investments at December 31, 2009 and March 31, 2009 were as follows:

	December 31,	March 31,
	2009	2009
	(Amounts in thousands)
Horror Entertainment, LLC (“FEARnet”)	$887	$845
NextPoint, Inc. (“Break.com”)	17,078	17,542
Roadside Attractions, LLC	1,735	2,062
Studio 3 Partners, LLC (“EPIX”)	40,870	11,511

	$60,570	$31,960

     Equity interests in equity method investments in our unaudited condensed consolidated statements of operations represent our portion of the income or loss of our equity method investee based on our percentage ownership. Equity interests in equity method investments for the three and nine months ended December 31, 2009 and 2008 were as follows (income (loss)):

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,
	2009	2008	2009	2008
	(Amounts in thousands)
Horror Entertainment, LLC (“FEARnet”)	$83	$(1,373)	$(312)	$(3,783)
NextPoint, Inc. (“Break.com”)	165	(208)	(466)	(1,354)
Roadside Attractions, LLC	(230)	134	(327)	(244)
Studio 3 Partners, LLC (“EPIX”)	(6,921)	(248)	(9,443)	(460)

	$(6,903)	$(1,695)	$(10,548)	$(5,841)

     Horror Entertainment, LLC. Represents the Company’s 33.33% interest in Horror Entertainment, LLC (“FEARnet”), a multiplatform programming and content service provider of horror genre films operating under the branding of “FEARnet.” The Company licenses content to FEARnet for video-on-demand and broadband exhibition. The Company made capital contributions to FEARnet of $0.3 million in April 2009. The Company is recording its share of the FEARnet results on a one quarter lag and, accordingly, during the nine months ended December 31, 2009, the Company recorded 33.33% of the loss incurred by FEARnet through September 30, 2009.
     NextPoint, Inc. Represents the Company’s 42% equity interest in NextPoint, Inc. (“Break.com”), an online home entertainment service provider operating under the branding of “Break.com.” The interest was acquired on June 29, 2007 for an aggregate purchase price of $21.4 million which included $0.5 million of transaction costs, by issuing 1,890,189 of the Company’s common shares. The value assigned to the shares for purposes of recording the investment of $20.9 million was based on the average price of the Company’s common shares a few days prior and subsequent to the date of the closing of the acquisition. The Company is recording its share of the Break.com results on a one quarter lag and, accordingly, during the nine months ended December 31, 2009, the Company recorded 42% of the loss incurred by Break.com through September 30, 2009.
     Roadside Attractions, LLC. Represents the Company’s 43% equity interest acquired on July 26, 2007 in Roadside Attractions, LLC (“Roadside”), an independent theatrical releasing company. The Company has a call option which is exercisable for a period of 90 days commencing on the receipt of certain audited financial statements for the three years ended July 26, 2010, to purchase all of the remaining 57% equity interests of Roadside, at a price representative of the then fair value of the remaining interest. The estimated initial cost of the call option was de minimus since the option price is designed to be representative of the then fair value and is included within the investment balance. The Company is recording its share of the Roadside results on a one quarter lag and, accordingly, during the nine months ended December 31, 2009, the Company recorded 43% of the loss incurred by Roadside through September 30, 2009.

     Studio 3 Partners, LLC (“EPIX”). In April 2008, the Company formed a joint venture with Viacom Inc. (“Viacom”), its Paramount Pictures unit (“Paramount Pictures”) and Metro-Goldwyn-Mayer Studios Inc. (“MGM”) to create a premium television channel and subscription video-on-demand service named “EPIX”. The new venture has access to the Company’s titles released theatrically on or after January 1, 2009. Viacom provides operational support to the venture, including marketing and affiliate services through its MTV Networks division. The joint venture provides the Company with an additional platform to distribute its library of motion picture titles and television episodes and programs. The Company increased its initial 28.57% interest in EPIX to 31.15% during the quarter ended December 31, 2009. The Company has invested $51.2 million through December 31, 2009 and will fund additional amounts in the future. The Company is recording its share of the joint venture results on a one quarter lag and, accordingly, during the nine months ended December 31, 2009, the Company recorded 28.57% of the loss incurred by the joint venture through September 30, 2009.
     Certain of the Company’s theatrical releases have been made available to EPIX for exhibition in the domestic pay television window, for which $25.7 million of revenue and $17.2 million of gross profit was recognized by the Company in the nine months ended December 31, 2009. Intercompany profits reflecting our pro rata share of the venture of $5.3 million for the nine months ended December 31, 2009 were eliminated in the Equity interests loss line in our Consolidated Statements of Operations. Also reflected within Equity interests loss are $1.6 million and $4.1 million for our share of EPIX losses for the three and nine months ended December 31, 2009, respectively.
     EPIX launched operations during the current quarter and began amortization of its program cost and increased its marketing efforts, and as a result, EPIX expects to report losses of approximately $48.0 million for its quarter ended December 31, 2009, of which the Company’s pro rata share will be recorded in the quarter ended March 31, 2010.
6. Senior Revolving Credit Facility
     On September 30, 2009, the Company amended its senior revolving credit facility which allowed for the Company to issue certain senior secured second-priority notes and expand acceptable obligors included in the senior revolving credit facility’s borrowing base calculation. The amendment resulted in an increase of the interest rate of 0.25%, and an additional financial covenant was added, among other changes.
     At December 31, 2009, the Company had borrowings of $12.0 million (March 31, 2009 — $255 million) under its senior revolving credit facility. The availability of funds under its senior revolving credit facility is limited by a borrowing base and also reduced by outstanding letters of credit which amounted to $22.6 million at December 31, 2009 (March 31, 2009 — $46.7 million). At December 31, 2009, there was $305.4 million available under the senior revolving credit facility (March 31, 2009 — $38.3 million). The Company is required to pay a quarterly commitment fee based upon 0.375% per annum on the total senior revolving credit facility of $340 million less the amount drawn. The senior revolving credit facility expires July 25, 2013 and as of December 31, 2009, bore interest of 2.50% over the “Adjusted LIBOR” rate (effective interest rate of 2.73% and 2.75% as of December 31, 2009 and March 31, 2009, respectively). Obligations under the senior revolving credit facility are secured by collateral (as defined in the credit agreement) granted by the Company and certain subsidiaries of the Company, as well as a pledge of equity interests in certain of the Company’s subsidiaries. The senior revolving credit facility contains a number of affirmative and negative covenants that, among other things, require the Company to satisfy certain financial covenants and restrict the ability of the Company to incur additional debt, pay dividends and make distributions, make certain investments and acquisitions, repurchase its stock and prepay certain indebtedness, create liens, enter into agreements with affiliates, modify the nature of its business, enter into sale-leaseback transactions, transfer and sell material assets and merge or consolidate. Under the senior revolving credit facility, the Company may also be subject to an event of default upon a “change in control” (as defined in the senior revolving credit facility) which, among other things, includes a person or group acquiring ownership or control in excess of 20% of our common stock.
7. Senior Secured Second-Priority Notes
     On October 21, 2009, Lions Gate Entertainment Inc. (“LGEI”), one of the Company’s wholly-owned subsidiaries, issued $236.0 million aggregate principal amount of senior secured second-priority notes due 2016 (the “Senior Notes”) in a private offering conducted pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended (the “Securities Act”).
     The Senior Notes were issued by LGEI at an initial price of 95.222% (original issue discount — 4.778%) of the principal amount. The net proceeds, after deducting discounts, fees paid to the initial purchaser, and all transaction costs (including accrued legal, accounting and other professional fees) from the sale of the Senior Notes was approximately $214.2 million, which was used by LGEI to repay a portion of its outstanding debt under its senior revolving credit facility. The original issue discount, interest and deferred financing costs are being amortized through November 1, 2016 using the effective interest method.

     The Senior Notes pay interest semi-annually on May 1 and November 1 of each year at a rate of 10.25% per year and mature on November 1, 2016.
     The Senior Notes are guaranteed on a senior secured basis by the Company, and certain wholly-owned subsidiaries of both the Company and LGEI.
     The Senior Notes are ranked junior in right of payment to the Company’s senior revolving credit facility, ranked equally in right of payment to the Company’s subordinated notes, and ranked senior to any of the Company’s unsecured debt, to the extent of the value of the respective collateral.
     The Senior Notes contain certain restrictions and covenants that, subject to certain exceptions, limit our ability to incur additional indebtedness, pay dividends or repurchase the Company’s common shares, make certain loans or investments, and sell or otherwise dispose of certain assets subject to certain conditions, among other limitations.
8. Participations and Residuals
     The Company expects approximately 78% of accrued participations and residuals will be paid during the one-year period ending December 31, 2010.
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
     In late 2008, the administrative agent for the senior lenders under Pride’s senior credit facility took the position, among others, that the senior lenders did not have an obligation to continue to fund under the senior credit facility because the conditions precedent to funding set forth in the senior credit facility could not be satisfied. The Company was not a party to the credit facility. Consequently, Pride did not purchase the pictures The Spirit, My Bloody Valentine 3-D and Madea Goes To Jail. Thereafter, on April 20, 2009, after failed attempts by the Company to facilitate a resolution, the Company gave LG Film Finance I, LLC (“FilmCo”) and Pride notice that FilmCo, through Pride’s failure to make certain capital contributions, was in default of the Master Picture Purchase Agreement. On May 5, 2009, the representative for the Pride equity and the Pride mezzanine investor responded that the required amount was fully funded and that it had no further obligations to make any additional capital contributions. Consequently, on May 29, 2009, the Company terminated its theatrical slate participation arrangement with Pride.
     At December 31, 2009, $26.7 million (March 31, 2009, $83.8 million) was payable to Pride and is included in participations and residuals liability in the unaudited condensed consolidated balance sheets.
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
     Amounts provided from SGF are reflected as a participation liability. The difference between the ultimate participation expected to be paid to SGF and the amount provided by SGF is amortized as a charge to or a reduction of participation expense under the individual film forecast method. At December 31, 2009, $6.7 million (March 31, 2009, $3.2 million) was payable to SGF and is included in the participations and residuals liability in the unaudited condensed consolidated balance sheets. Under the terms of the arrangement, $35 million is available through July 30, 2010 and $35 million is available during the twelve-month period ending July 30, 2011, to be provided by SGF.
9. Film and Production Obligations

	December 31,	March 31,
	2009	2009
	(Amounts in thousands)
Film obligations	$69,391	$88,814
Production obligations
Individual production loans	229,726	206,978
Pennsylvania Regional Center production loans	65,734	8,733
Film Credit Facility	32,217	—

Total film and production obligations	397,068	304,525
Less film and production obligations expected to be paid within one year	(172,233)	(185,647)

Film and production obligations expected to be paid after one year	$224,835	$118,878

Film Obligations
     Film obligations include minimum guarantees, which represent amounts payable for film rights that the Company has acquired and theatrical marketing obligations, which represent amounts that are contractually committed for theatrical marketing expenditures associated with specific titles.
Individual Production Loans
     Production obligations represent individual loans for the production of film and television programs that the Company produces. Individual production obligations have contractual repayment dates either at or near the expected completion date, with the exception of certain obligations containing repayment dates on a longer term basis. Individual production obligations of $191.2 million incur interest at rates ranging from 1.83% to 5.50%, and approximately $70.7 million of production obligations are non-interest bearing.
Pennsylvania Regional Center
     On April 9, 2008, the Company entered into a loan agreement with the Pennsylvania Regional Center, which provides for the availability of production loans up to $66,500,000 on a five year term for use in film and television productions in the State of Pennsylvania. The amount that can be borrowed is generally limited to approximately one half of the qualified production costs incurred in the State of Pennsylvania through the two-year period ended April 2010, and is subject to certain other limitations. Under the terms of the loan, for every dollar borrowed, the Company’s production companies are required (within a two-year period) to either create a specified number of jobs, or spend a specified amount in certain geographic regions in the State of Pennsylvania. Amounts borrowed under the agreement carry an interest rate of 1.5%, which is payable semi-annually, and the principal amount is due on the five-year anniversary date of the first borrowing under the agreement (i.e., April 2013). The loan is secured by a first priority security interest in the Company’s film library pursuant to an intercreditor agreement with the Company’s senior lender under the Company’s senior revolving credit facility. Pursuant to the terms of the Company’s senior revolving credit facility, the Company is required to maintain certain collateral equal to the loans outstanding plus 5% under this facility. Such collateral can consist of cash, cash equivalents or debt securities, including the Company’s subordinated debt repurchased. As of December 31, 2009, $72.8 million principal value of the Company’s subordinated debt repurchased in December 2009 (see Note 10) was held as collateral under the Company’s senior revolving credit facility.

     All amounts borrowed under this loan agreement with the Pennsylvania Regional Center are due April 11, 2013, five years from the date that the Company began to borrow under this agreement.
Film Credit Facility
     On October 6, 2009, the Company, entered into a revolving film credit facility agreement, as amended effective December 31, 2009 (“Film Credit Facility”), which provides for borrowings for the acquisition or production of motion pictures. Currently, the Film Credit Facility provides for total borrowings up to $120 million and can be increased to $200 million if additional lenders or financial institutions become a party to and provide a commitment under the facility. The Film Credit Facility has a maturity date of April 6, 2013 and generally bears an interest rate of 3.25% over the “LIBO” rate (as defined in the credit agreement). The Company is required to pay a quarterly commitment fee of 0.75% per annum on the unused commitment under the Film Credit Facility. Borrowings under the Film Credit Facility are due the earlier of (a) nine months after delivery of each motion picture or (b) April 6, 2013. Borrowings under the Film Credit Facility are subject to a borrowing base calculation and are secured by interests in the related motion pictures, together with certain other receivables from other motion picture and television productions pledged by the Company, including a minimum pledge of such receivables of $25 million. Receivables pledged to the Film Credit Facility must be excluded from the borrowing base calculation under the Company’s senior revolving credit facility as described in Note 6. At December 31, 2009, the Company had borrowings of $32.2 million and $87.8 million available under the Film Credit Facility.
10. Subordinated Notes and Other Financing Obligations
     The following table sets forth the subordinated notes and other financing obligations outstanding at December 31, 2009 and March 31, 2009:

	December 31,	March 31,
	2009	2009
	(Amounts in thousands)
October 2004 2.9375% Convertible Senior Subordinated Notes	$97,881	$127,253
February 2005 3.625% Convertible Senior Subordinated Notes	51,881	138,552
April 2009 3.625% Convertible Senior Subordinated Notes	35,201	—
Other financing obligations	15,101	15,716

	$200,064	$281,521

Subordinated Notes
     New Accounting Pronouncement. On April 1, 2009, the Company adopted a new accounting standard that specifies that issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate on the instrument’s issuance date when interest cost is recognized. Accordingly, a portion of the proceeds received is recorded as a liability and a portion is recorded as an addition to shareholders’ equity reflecting the equity component (i.e., conversion feature). The difference between the principal amount and the amount recorded as the liability component represents the debt discount. The carrying amount of the liability is accreted up to the principal amount through the amortization of the discount, using the effective interest method, to interest expense over the expected life of the note.
     Retrospective Impact of Application of New Accounting Pronouncement. The Company applied the provisions of this standard retrospectively to all periods presented resulting in an increase to interest expense of $3.8 million, a decrease to gain on extinguishment of debt of $0.5 million, an increase to net loss of $4.3 million and an increase in basic and diluted loss per share of $0.03 for the three months ended December 31, 2008. For the nine months ended December 31, 2008, the application of the provisions of the new accounting standard resulted in an increase to interest expense of $11.1 million, a decrease to gain on extinguishment of debt of $0.5 million, an increase to net loss of $11.6 million and an increase in basic and diluted loss per share of $0.10. Shareholders’ equity at March 31, 2009 was increased by $49.9 million consisting of the increase in the accumulated deficit of $54.5 million resulting from the cumulative change in interest expense from the date the notes were issued and changes in the previously reported gains on extinguishment of debt, net of the increase in common shareholders’ equity of $104.4 million, representing the carrying amount of the equity component of the notes.

     Carrying Value. The following table sets forth the equity and liability components of the Company’s subordinated notes outstanding as of December 31, 2009 and March 31, 2009 as fully described below:

	December 31,	March 31,
	2009	2009
	(Amounts in thousands)
October 2004 2.9375% Convertible Senior Subordinated Notes:
Carrying amount of equity component	$48,080	$50,074

Carrying amount of liability component
Principal amount of October 2004 2.9375% Notes	$110,035	$150,000
Unamortized discount (remaining period of 2.0 and 2.8 years, respectively)	(12,154)	(22,747)

Net carrying amount of October 2004 2.9375% Notes	$97,881	$127,253

February 2005 3.625% Convertible Senior Subordinated Notes:
Carrying amount of equity component	$50,855	$54,355

Carrying amount of liability component
Principal amount of February 3.625% Notes	$59,479	$166,000
Unamortized discount (remaining period of 2.3 and 3.0 years, respectively)	(7,598)	(27,448)

Net carrying amount of February 2005 3.625% Notes	$51,881	$138,552

April 2009 3.625% Convertible Senior Subordinated Notes:
Carrying amount of equity component	$16,085	N/A

Carrying amount of liability component
Principal amount of April 2009 3.625% Notes	$66,581	N/A
Unamortized discount (remaining period of 5.3 years)	(31,380)	N/A

Net carrying amount of April 2009 3.625% Notes	$35,201	N/A

     Interest Expense. The effective interest rate on the liability component and the amount of interest expense, which includes both the contractual interest coupon and amortization of the discount on the liability component, for the three and nine months ended December 31, 2009 and 2008 are presented below.

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,
	2009	2008	2009	2008
		(Amounts in thousands)
October 2004 2.9375% Convertible Senior Subordinated Notes:
Effective interest rate of liability component (9.65%)
Interest Expense
Contractual interest coupon	$868	$1,102	$3,071	$3,305
Amortization of discount on liability component	2,092	1,924	6,141	5,602
Amortization of debt issuance costs	129	117	390	334

	$3,089	$3,143	$9,602	$9,241

February 2005 3.625% Convertible Senior Subordinated Notes:
Effective interest rate of liability component (10.03%)
Interest Expense
Contractual interest coupon	$497	$1,560	$2,426	$4,732
Amortization of discount on liability component	1,393	1,999	4,304	5,886
Amortization of debt issuance costs	75	126	246	364

	$1,965	$3,685	$6,976	$10,982

April 2009 3.625% Convertible Senior Subordinated Notes:
Effective interest rate of liability component (17.26%)
Interest Expense
Contractual interest coupon	$604	N/A	$1,683	N/A
Amortization of discount on liability component	902	N/A	2,305	N/A
Amortization of debt issuance costs	2	N/A	5	N/A

	$1,508	N/A	$3,993	N/A

     October 2004 2.9375% Notes. In October 2004, LGEI sold $150.0 million of 2.9375% Convertible Senior Subordinated Notes (the “October 2004 2.9375% Notes”).
          Interest: Interest on the October 2004 2.9375% Notes is payable semi-annually on April 15 and October 15.
          Maturity Date: The October 2004 2.9375% Notes mature on October 15, 2024.
          Redeemable by Company: From October 15, 2009 to October 14, 2010, LGEI may redeem the October 2004 2.9375% Notes at 100.839%; from October 15, 2010 to October 14, 2011, LGEI may redeem the October 2004 2.9375% Notes at 100.420%; and thereafter, LGEI may redeem the October 2004 2.9375% Notes at 100%.
          Redeemable by Holder: The holder may require LGEI to repurchase the October 2004 2.9375% Notes on October 15, 2011, 2014 and 2019 or upon a change in control at a price equal to 100% of the principal amount, together with accrued and unpaid interest through the date of repurchase.
          Conversion Features: The holder may convert the October 2004 2.9375% Notes into the Company’s common shares prior to maturity only if the price of the Company’s common shares issuable upon conversion of a note reaches or falls below a certain specific threshold over a specified period, the notes have been called for redemption, a change in control occurs or certain other corporate transactions occur. Before the close of business on or prior to the trading day immediately before the maturity date, the holder may convert the notes into the Company’s common shares at a conversion rate equal to 86.9565 shares per $1,000 principal amount of the October 2004 2.9375% Notes, subject to adjustment in certain circumstances, which represents a conversion price of approximately $11.50 per share. Upon conversion of the October 2004 2.9375% Notes, the Company has the option to deliver, in lieu of common shares, cash or a combination of cash and common shares of the Company.
          Make Whole Premium: Under certain circumstances, if the holder requires LGEI to repurchase all or a portion of their notes or the holder converts the notes upon a change in control, they will be entitled to receive a make whole premium. The amount of the make whole premium, if any, will be based on the price of the Company’s common shares on the effective date of the change in control. No make whole premium will be paid if the price of the Company’s common shares at such time is less than $8.79 per share or exceeds $50.00 per share.
          Transaction: In December 2009, LGEI paid $38.0 million to repurchase $40.0 million of aggregate principal amount (carrying value — $35.5 million) of the October 2004 2.9375% Notes and recorded a loss on extinguishment of $0.8 million, which includes $0.3 million of deferred financing costs written off. The loss represented the excess of the fair value of the liability component of the October 2004 2.9375% Notes repurchased over their carrying value, plus the deferred financing costs written off. The excess of the amount paid to repurchase the October 2004 2.9375% Notes over the fair value of the October 2004 2.9375% Notes repurchased was recorded as a reduction of shareholders’ equity reflecting the repurchase of the equity component of the October 2004 2.9375% Notes repurchased.
          The October 2004 2.9375% Notes repurchased in December 2009 are being held as collateral under the Company’s senior revolving credit facility and may be resold at the prevailing market value.
     February 2005 3.625% Notes. In February 2005, LGEI sold $175.0 million of 3.625% Convertible Senior Subordinated Notes (the “February 2005 3.625% Notes”).
          Interest: Interest on the February 2005 3.625% Notes is payable at 3.625% per annum semi-annually on March 15 and September 15 until March 15, 2012 and at 3.125% per annum thereafter until maturity.
          Maturity Date: The February 2005 3.625% Notes will mature on March 15, 2025.

     Redeemable by Company: LGEI may redeem all or a portion of the February 2005 3.625% Notes at its option on or after March 15, 2012 at 100% of their principal amount, together with accrued and unpaid interest through the date of redemption.
     Redeemable by Holder: The holder may require LGEI to repurchase the February 2005 3.625% Notes on March 15, 2012, 2015 and 2020 or upon a change in control at a price equal to 100% of the principal amount, together with accrued and unpaid interest through the date of repurchase.
     Conversion Features: The February 2005 3.625% Notes are convertible, at the option of the holder, at any time before the maturity date, if the notes have not been previously redeemed or repurchased, at a conversion rate equal to 70.0133 shares per $1,000 principal amount of the February 2005 3.625% Notes, subject to adjustment in certain circumstances, which represents a conversion price of approximately $14.28 per share. Upon conversion of the February 2005 3.625% Notes, the Company has the option to deliver, in lieu of common shares, cash or a combination of cash and common shares of the Company.
     Make Whole Premium: Under certain circumstances, if the holder requires LGEI to repurchase all or a portion of their notes upon a change in control, they will be entitled to receive a make whole premium. The amount of the make whole premium, if any, will be based on the price of the Company’s common shares on the effective date of the change in control. No make whole premium will be paid if the price of the Company’s common shares at such time is less than $10.35 per share or exceeds $75.00 per share.
     Transactions: The Company had the following transactions associated with its February 2005 3.625% Notes:
     December 2008 Repurchase: In December 2008, LGEI paid $5.5 million to extinguish $9.0 million of aggregate principal amount (carrying value — $7.4 million) of the February 2005 3.625% Notes and recorded a gain on extinguishment of $3.0 million, which includes $0.1 million of deferred financing costs written off. The gain represented the excess of the carrying value of the liability component of the February 2005 3.625% Notes repurchased over their fair value, net of the deferred financing costs written off. The excess of the amount paid to repurchase the February 2005 3.625% Notes over the fair value of the February 2005 3.625% Notes repurchased was recorded as a reduction of shareholders’ equity reflecting the repurchase of the equity component of the February 2005 3.625% Notes repurchased.
     April 20, 2009 Refinancing Exchange Agreement: On April 20, 2009, LGEI entered into Refinancing Exchange Agreements (the “Refinancing Exchange Agreements”) with certain existing holders of the February 2005 3.625% Notes. Pursuant to the terms of the Refinancing Exchange Agreements, holders of the February 2005 3.625% Notes exchanged approximately $66.6 million aggregate principal amount of the February 2005 3.625% Notes for new 3.625% convertible senior subordinated notes (the “April 2009 3.625% Notes”) in the same aggregate principal amount under a new indenture entered into by LGEI, the Company, as guarantor, and an indenture trustee thereunder. As a result of the exchange transaction, the Company recorded a gain on extinguishment of debt of $7.5 million. The gain represented the difference between the fair value of the liability component of the February 2005 3.625% Notes and their carrying value. The excess of the fair value of both the equity and liability component of the April 2009 3.625% Notes over the fair value of the February 2005 3.625% Notes of $3.9 million was recorded as a reduction of shareholders’ equity reflecting the repurchase of the equity component of the February 2005 3.625% Notes.
     December 2009 Repurchase: In December 2009, LGEI paid $37.7 million to extinguish $39.9 million of aggregate principal amount (carrying value — $35.0 million) of the February 2005 3.625% Notes and recorded a loss on extinguishment of $0.9 million, which includes $0.4 million of deferred financing costs written off. The loss represented the excess of the fair value of the liability component of the February 2005 3.625% Notes repurchased over their carrying value, plus the deferred financing costs written off. The excess of the amount paid to repurchase the February 2005 3.625% Notes over the fair value of the February 2005 3.625% Notes repurchased was recorded as a reduction of shareholders’ equity reflecting the repurchase of the equity component of the February 2005 3.625% Notes repurchased.
     The February 2005 3.625% Notes repurchased in December 2009 may be resold at the prevailing market value. In addition, $32.9 million of aggregate principal amount of the February 2005 3.625% Notes repurchased are being held as collateral under the Company’s senior revolving credit facility.

     April 2009 3.625% Notes. As discussed above, in April 2009, LGEI issued approximately $66.6 million of 3.625% Convertible Senior Subordinated Notes (the “April 2009 3.625% Notes”).
     Interest: Interest on the April 2009 3.625% Notes is payable at 3.625% per annum semi-annually on March 15 and September 15 of each year.
     Maturity Date: The April 2009 3.625% Notes will mature on March 15, 2025.
     Redeemable by Company: On or after March 15, 2015, the Company may redeem the April 2009 3.625% Notes, in whole or in part, at a price equal to 100% of the principal amount of the April 2009 3.625% Notes to be redeemed, plus accrued and unpaid interest through the date of redemption.
     Redeemable by Holder: The holder may require LGEI to repurchase the April 2009 3.625% Notes on March 15, 2015, 2018 and 2023 or upon a “designated event,” at a price equal to 100% of the principal amount of the April 2009 3.625% Notes to be repurchased plus accrued and unpaid interest.
     Conversion Features: The April 2009 3.625% Notes may be converted into common shares of the Company at any time before maturity, redemption or repurchase. The initial conversion rate of the April 2009 3.625% Notes is 121.2121 common shares per $1,000 principal amount of the April 2009 3.625% Notes, subject to adjustment in certain circumstances, which represents a conversion price of approximately $8.25 per share. Upon conversion of the April 2009 3.625% Notes, the Company has the option to deliver, in lieu of common shares, cash or a combination of cash and common shares of the Company.
     Make Whole Premium: Under certain circumstances, if the holder requires LGEI to repurchase all or a portion of their notes upon a change in control, they will be entitled to receive a make whole premium. The amount of the make whole premium, if any, will be based on the price of the Company’s common shares on the effective date of the change in control. No make whole premium will be paid if the price of the Company’s common shares at such time is less than $5.36 per share or exceeds $50.00 per share.
     Other Financing Obligations
     On June 1, 2007, the Company entered into a bank financing agreement for $3.7 million to fund the acquisition of certain capital assets. Interest is payable in monthly payments totaling $0.3 million per year for five years at an interest rate of 8.02%, with the entire principal due June 2012.
     TV Guide Network has a capital lease obligation for a satellite transponder lease in the amount of $11.4 million as of December 31, 2009. The monthly payment on the capital lease obligation totals $1.6 million per year through August 2019, with an imputed interest rate of 6.65%.
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
     Fair Value Hierarchy
     Accounting guidance and standards about fair value establish a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The accounting guidance and standards establish three levels of inputs that may be used to measure fair value:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•	Level 2 — Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 liabilities that are measured at fair value on a recurring basis include the Company’s senior revolving credit facility and convertible senior subordinated notes, both priced using discounted cash flow techniques that use observable market inputs, such as LIBOR-based yield curves, three- and seven-year swap rates, and credit ratings.

•	Level 3 — Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities.
     The following table sets forth the carrying values and fair values (all determined using Level 2 inputs defined above) of the Company’s outstanding debt at December 31, 2009:

	Carrying
	Value	Fair Value
		(Level 2)
	(Amounts in thousands)
Senior revolving credit facility	$12,000	$13,252
October 2004 2.9375% Convertible Senior Subordinated Notes	97,881	98,778
February 2005 3.625% Convertible Senior Subordinated Notes	51,881	53,076
April 2009 3.625% Convertible Senior Subordinated Notes	35,201	34,603

	$196,963	$199,709

12. Acquisitions and Divestitures
     TV Guide Network
     Acquisition of TV Guide Network. On February 28, 2009, the Company purchased all of the issued and outstanding equity interests of TV Guide Network and TV Guide.com (collectively “TV Guide Network”), a network and online provider of entertainment and television guidance-related programming, as well as localized program listings and descriptions primarily in the U.S. The Company paid approximately $241.6 million for all of the equity interest of TV Guide Network, which included a capital lease obligation of $12.1 million, and incurred approximately $1.5 million in direct transaction costs (legal fees, accountant’s fees and other professional fees).

     The acquisition was accounted for as a purchase, with the results of operations of TV Guide Network included in the Company’s consolidated results from February 28, 2009. The acquisition goodwill represents the significant opportunity for the Company to expand the existing television channel and online media platforms. Goodwill of $152.6 million represents the excess of the purchase price over the fair value of the tangible and intangible assets acquired and liabilities assumed. Although the goodwill will not be amortized for financial reporting purposes, it is anticipated that substantially all of the goodwill will be deductible for federal tax purposes over the statutory period of 15 years. The final allocation of the purchase price to the assets acquired and liabilities assumed were as follows:

Allocation
(Amounts in
thousands)
Accounts receivable, net	$14,505
Property and equipment	26,649
Other assets acquired	1,831
Finite-lived intangible assets:
Customer relationships	66,340
Trademarks/trade names	10,250
Internal Use Software	2,200
Prepaid Patent License Agreements	1,510
Goodwill	152,599
Other liabilities assumed	(32,775)

Total purchase price including transaction costs	$243,109

     Sale of Noncontrolling Interest in TV Guide Network. On May 28, 2009, the Company entered into a Purchase Agreement (the “Purchase Agreement”) with One Equity Partners (“OEP”), the global private equity investment arm of JPMorgan Chase Bank, N.A., pursuant to which OEP purchased 49% of the Company’s interest in TV Guide Network for approximately $122.4 million in cash. In addition, OEP reserved the option of buying another 1% of TV Guide Network under certain circumstances. The arrangement contains joint control rights, as evidenced in an operating agreement as well as certain transfer restrictions and exit rights.
     In exchange for the cash consideration, OEP received mandatorily redeemable preferred stock units and common stock units representing its 49% noncontrolling interest in TV Guide Network. The Company also received mandatorily redeemable preferred stock units and common stock units representing its 51% ownership share. The mandatorily redeemable preferred stock carries a dividend rate of 10% compounded annually and is mandatorily redeemable in May 2019 at the stated value plus the dividend return and any additional capital contributions less previous distributions.
     TV Guide Network is a variable interest entity that is currently required to be consolidated since the Company is the primary beneficiary pursuant to its business and ownership structure. The net loss attributable to noncontrolling interest in the consolidated statement of operations represents the noncontrolling interest’s 49% share of the net loss incurred by TV Guide Network for the period from May 28, 2009 through December 31, 2009.
     As a result of the sale transaction, the difference between the cash received and 49% of the carrying value of TV Guide Network acquired by OEP was recorded as an adjustment to shareholders’ equity attributable to the Company’s shareholders. The mandatorily redeemable preferred stock units attributable to the noncontrolling interest were recorded based on their estimated fair value, as determined using an option pricing model methodology, as a liability in our consolidated balance sheet. The carrying value of the 49% interest in TV Guide Network, less the amount recorded for the mandatorily redeemable preferred stock units, representing the common stock units held by the minority holders, was recorded as equity attributable to noncontrolling interest in our consolidated statement of shareholders’ equity.
     The portion of the mandatorily redeemable preferred and common stock units held by the Company and associated non-cash interest representing the Company’s 51% ownership interest is eliminated in consolidation. The mandatorily redeemable preferred stock held by the noncontrolling interest and the 10% dividend is being accreted, through a non-cash charge to interest expense, up to its redemption amount over the ten-year period to the redemption date. The redemption amount of the noncontrolling interest’s share of the mandatorily redeemable preferred stock as of December 31, 2009 which includes capital contributions and dividend accretion through December 31, 2009 was $132.6 million (carrying value — $91.5 million).
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

	Nine Months	Nine Months
	Ended	Ended
	December 31,	December 31,
	2009	2008
	(Amounts in thousands, except per share amounts)
Revenues	$1,153,167	$1,106,341
Operating income (loss)	$41,394	$(126,463)
Net income (loss)	$1,119	$(151,736)
Basic Net Income (Loss) Per Common Share	$0.01	$(1.30)
Diluted Net Income (Loss) Per Common Share	$0.01	$(1.30)
Weighted average number of common shares outstanding — Basic	117,381	117,018
Weighted average number of common shares outstanding — Diluted	117,580	117,018

     The following table sets forth the carrying amounts of the assets and liabilities of the TV Guide Network included in the consolidated balance sheet as of December 31, 2009:

December 31,
2009
(Amounts in
thousands)
Cash and cash equivalents	$20,400
Accounts receivable, net	17,887
Investment in films and television programs, net	688
Property and equipment, net	22,691
Finite-lived intangible assets, net	72,506
Goodwill	152,599
Other assets	353

Total Assets	287,124

Accounts payable and accrued liabilities	15,925
Other financing obligations	11,383
Mandatorily redeemable preferred stock units held by noncontrolling interest	91,454
Other liabilities	7,901

Total Liabilities	126,663

Noncontrolling interest	32,141

Net assets held by Lions Gate Entertainment Corp.	$128,320

     Acquisition of Mandate Pictures, LLC
     On September 10, 2007, the Company purchased all of the membership interests in Mandate Pictures, LLC, a Delaware limited liability company (“Mandate”). Mandate is a worldwide independent film producer and distributor. The Company paid approximately $58.6 million, comprised of $46.8 million in cash and 1,282,999 of the Company’s common shares. The value assigned to the shares for purposes of recording the acquisition was $11.8 million and was based on the average price of the Company’s common shares a few days prior and subsequent to the date of the closing of the acquisition, which is when it was publicly announced.
     In addition, the Company may be obligated to pay additional amounts pursuant to the purchase agreement should certain films or derivative works meet certain target performance thresholds. Such amounts, to the extent they relate to films or derivative works of films identified at the acquisition date will be charged to goodwill if the target thresholds are achieved, and such amounts, to the extent they relate to other qualifying films produced in the future, will be accounted for similar to other film participation arrangements. The amount to be paid is the excess of the sum of the following amounts over the performance threshold (i.e., the “Hurdle Amount”):
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
     The Hurdle Amount is the purchase price of approximately $56 million plus an interest cost accruing until such hurdle is reached, and certain other costs the Company agreed to pay in connection with the acquisition. Accordingly, the additional consideration is the total of the above in excess of the Hurdle Amount. As of December 31, 2009, the total earnings and fees from identified projects in process are not projected to reach the Hurdle Amount. However, as additional projects are identified in the future and current projects are released in the market place, the total projected earnings and fees from these projects could increase causing additional payments to the sellers to become payable.

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
     Pursuant to the purchase agreement, if the aggregate earnings before interest, taxes, depreciation and amortization adjusted to add back 20% of the overhead expense (“Adjusted EBITDA”) of Debmar-Mercury for the five-year period ending after the closing date exceeds the target amount, then up to 40% of the excess Adjusted EBITDA over the target amount is payable as additional consideration. The percentage of the excess Adjusted EBITDA over the target amount ranges from 20% of such excess up to an excess of $3 million, 25% of such excess over $3 million and less than $6 million, 30% of such excess over $6 million and less than $10 million, and 40% of such excess over $10 million. The target amount is $32.2 million plus adjustments for interest on certain funding provided by the Company and adjustments for certain overhead and other items.
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
     Amounts paid, if any, under the above additional consideration provisions will be recorded as additional goodwill.
13. Direct Operating Expenses

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,
	2009	2008	2009	2008
		(Amounts in thousands)
Amortization of films and television programs	$142,171	$128,871	$429,474	$315,614
Participations and residual expense	66,194	86,728	188,443	245,735
Other expenses:
Provision for doubtful accounts	755	1,591	2,346	1,813
Foreign exchange losses (gains)	(213)	1,261	(250)	2,599

	$208,907	$218,451	$620,013	$565,761

14. Comprehensive Income (Loss)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,
	2009	2008	2009	2008
		(Amounts in thousands)
Net income (loss) attributable to Lions Gate Entertainment Corp. shareholders	$(65,259)	$(97,756)	$2,806	$(146,051)
Add (Deduct): Foreign currency translation adjustments	741	(6,954)	6,628	(10,834)
Add: Net unrealized gain on foreign exchange contracts	142	103	159	115
Add: Unrealized gain on investments — available for sale	—	—	—	73

Comprehensive income (loss) attributable to Lions Gate Entertainment Corp.	$(64,376)	$(104,607)	$9,593	$(156,697)
Comprehensive loss attributable to noncontrolling interest	(1,697)	—	(6,081)	—

Comprehensive income (loss)	$(66,073)	$(104,607)	$3,512	$(156,697)

15. Net Income (Loss) Per Share
     Basic net income (loss) per share is calculated based on the weighted average common shares outstanding for the period. Basic net income (loss) per share for the three and nine months ended December 31, 2009 and 2008 is presented below:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,
	2009	2008	2009	2008
		(Amounts in thousands)
Basic Net Income (Loss) Per Common Share:
Numerator:
Net income (loss) attributable to Lions Gate Entertainment Corp. shareholders	$(65,259)	$(97,756)	$2,806	$(146,051)

Denominator:
Weighted average common shares outstanding	117,745	115,765	117,381	117,018

Basic Net Income (Loss) Per Common Share	$(0.55)	$(0.84)	$0.02	$(1.25)

     Diluted net income (loss) per common share reflects the potential dilutive effect, if any, of the conversion of the October 2004 2.9375% Notes, the February 2005 3.625% Notes and the April 2009 3.625% Notes under the “if converted” method. Diluted net income (loss) per common share also reflects share purchase options and restricted share units using the treasury stock method when dilutive, and any contingently issuable shares when dilutive. Diluted net income (loss) per common share for the three and nine months ended December 31, 2009 and 2008 is presented below:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,
	2009	2008	2009	2008
		(Amounts in thousands)
Diluted Net Income (Loss) Per Common Share:
Numerator:
Net income (loss) attributable to Lions Gate Entertainment Corp. shareholders	$(65,259)	$(97,756)	$2,806	$(146,051)

Denominator:
Weighted average common shares outstanding	117,745	115,765	117,381	117,018
Effect of dilutive securities:
Restricted share units	—	—	198	—

Adjusted weighted average common shares outstanding	117,745	115,765	117,579	117,018

Diluted Net Income (Loss) Per Common Share	$(0.55)	$(0.84)	$0.02	$(1.25)

     For the three and nine months ended December 31, 2009 and 2008, the weighted average common shares calculated under the “if converted” and treasury stock method presented below were excluded from diluted net income (loss) per common share for the periods because their inclusion would have had an anti-dilutive effect.

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,
	2009	2008	2009	2008
		(Amounts in thousands)
Conversion of Notes	26,312	25,226	27,249	25,088
Share purchase options	3,548	3,961	3,747	8,278
Restricted share units	1,219	1,782	1,262	1,441

Total weighted average common shares excluded from Diluted Net Income Per Common Share	31,079	30,969	32,258	34,807

     The Company had 500,000,000 authorized common shares at December 31, 2009 and March 31, 2009. The table below outlines common shares reserved for future issuance:

	December 31,	March 31,
	2009	2009
	(Amounts in thousands)
Stock options outstanding, average exercise price $9.85 (March 31, 2009 - $9.75 )	3,551	3,899
Restricted share units — unvested	3,194	2,566
Share purchase options and restricted share units available for future issuance	4,000	5,120
Shares issuable upon conversion of October 2004 2.9375% Notes at conversion price of $11.50 per share	9,568	13,043
Shares issuable upon conversion of February 2005 3.625% Notes at conversion price of $11.04 per share	4,164	11,622
Shares issuable upon conversion of April 2009 3.625% Notes at conversion price of $8.25 per share	8,070	—

Shares reserved for future issuance	32,547	36,250

     The Company’s Board of Directors has authorized the repurchase of up to $150 million of the Company’s common shares, with the timing, price, quantity, and manner of the purchases to be made at the discretion of management, depending upon market conditions. During the period from the authorization date through December 31, 2009, 6,787,310 shares have been repurchased pursuant to the plan at a cost of approximately $65.2 million, including commission costs. No shares were repurchased during the three and nine months ended December 31, 2009. The share repurchase program has no expiration date.
16. Accounting for Stock-Based Compensation
     The Company recognized the following share-based compensation expense (benefit) during the three and nine months ended December 31, 2009 and 2008:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,
	2009	2008	2009	2008
		(Amounts in thousands)
Compensation Expense (Benefit):
Stock Options	$798	$800	$2,418	$2,399
Restricted Share Units and Other Share-based Compensation	3,257	3,265	9,323	9,182
Stock Appreciation Rights	222	(2,654)	824	(3,300)

Total	$4,277	$1,411	$12,565	$8,281

     There was no income tax benefit recognized in the statements of operations for share-based compensation arrangements during the three and nine months ended December 31, 2009 and 2008.
     During the nine months ended December 31, 2009, the Company granted 110,000 stock options and 1,558,209 restricted share units at a weighted average grant date fair value of $3.21 and $5.62, respectively.
     Total unrecognized compensation cost related to unvested stock options and restricted share unit awards at December 31, 2009 is $3.6 million and $14.3 million, respectively, and is expected to be recognized over a weighted average period of 1.2 and 1.7 years, respectively.

Stock Appreciation Rights
     The Company has the following stock appreciation rights (“SARs”) outstanding as of December 31, 2009 as set forth below:

	Grant Date
	July 14, 2008	August 14, 2008	February 5, 2009	April 6, 2009
SARs outstanding	750,000	250,000	850,000	700,000
Vested and exercisable	500,000	187,500	—	—
Exercise price	$9.56	$11.16	$5.45	$5.17
Vesting period	3 years	4 years	3 years	4 years
Expiration date	July 14, 2013	June 20, 2012	February 5, 2014	April 6, 2014
Fair value as of December 31, 2009	$1.15	$0.58	$2.33	$2.52

Liability as of December 31, 2009 (in thousands)	$865	$144	$596	$324
     SARs require that upon their exercise, the Company pay the holder the excess of the market value of the Company’s common stock at that time over the exercise price of the SAR multiplied by the number of SARs exercised. SARs can be exercised at any time subsequent to vesting and prior to expiration. The fair value of all unexercised SARs are determined at each reporting period under a Black-Scholes option pricing methodology based on the inputs in the table below and are recorded as a liability over the vesting period. With the exception of the SARs granted on July 14, 2008, the fair value of the SARs is expensed on a pro rata basis over the vesting period or service period, if shorter. The SARs granted on July 14, 2008 were granted to a third party producer and vest in 250,000 SAR increments over a three-year period based on the commencement of principal photography of certain films. Accordingly, the pro rata portion of the fair value of the SARs are recorded as part of the cost of the related films until commencement of principal photography of the motion picture (i.e., vesting) with subsequent changes in the fair value of the SARs recorded to expense.

	Grant Date
	July 14, 2008	August 14, 2008	February 5, 2009	April 6, 2009
Risk-free interest rate	2.2%	1.7%	2.2%	2.7%
Expected option lives (in years)	3.5 years	2.5 years	4.1 years	4.3 years
Expected volatility for options	45%	45%	45%	45%
Expected dividend yield	0%	0%	0%	0%

17. Segment Information
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
     Segmented information by business unit is as follows:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,
	2009	2008	2009	2008
		(Amounts in thousands)
Segment revenues
Motion Pictures	$250,965	$254,861	$800,815	$824,391
Television Production	91,539	69,166	267,659	178,813
Media Networks	29,279	—	84,693	—

	$371,783	$324,027	$1,153,167	$1,003,204

Direct operating expenses
Motion Pictures	$114,610	$164,365	$369,133	$422,315
Television Production	85,575	54,086	223,742	143,446
Media Networks	8,722	—	27,138	—

	$208,907	$218,451	$620,013	$565,761

Distribution and marketing
Motion Pictures	$147,839	$164,756	$314,224	$441,652
Television Production	7,919	5,644	22,403	17,130
Media Networks	4,545	—	10,904	—

	$160,303	$170,400	$347,531	$458,782

General and administration
Motion Pictures	$11,195	$11,593	$33,953	$36,468
Television Production	2,498	3,135	6,581	8,463
Media Networks	9,356	—	31,570	—

	$23,049	$14,728	$72,104	$44,931

Segment profit (loss)
Motion Pictures	$(22,679)	$(85,853)	$83,505	$(76,044)
Television Production	(4,453)	6,301	14,933	9,774
Media Networks	6,656	—	15,081	—

	$(20,476)	$(79,552)	$113,519	$(66,270)

Acquisition of investment in films and television programs
Motion Pictures	$76,540	$123,312	$277,126	$325,072
Television Production	39,055	22,820	154,523	146,236
Media Networks	8,200	—	25,622	—

	$123,795	$146,132	$457,271	$471,308

     Purchases of property and equipment amounted to $0.5 million and $4.2 million for the three and nine months ended December 31, 2009, respectively, all primarily pertaining to purchases for the Company’s corporate headquarters and Media Networks segment. For the three and nine months ended December 31, 2008, purchases of property and equipment amounted to $0.7 million and $6.5 million, respectively, all primarily pertaining to purchases for the Company’s corporate headquarters.

     Segment profit (loss) is defined as segment revenue less segment direct operating, distribution and marketing, and general and administration expenses. The reconciliation of total segment profit (loss) to the Company’s income (loss) before income taxes is as follows:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,
	2009	2008	2009	2008
		(Amounts in thousands)
Company’s total segment profit (loss)	$(20,476)	$(79,552)	$113,519	$(66,270)
Less:
Corporate general and administration	(16,522)	(12,744)	(51,038)	(51,449)
Depreciation and amortization	(6,685)	(1,575)	(21,087)	(4,376)
Interest expense	(16,759)	(8,112)	(40,765)	(24,908)
Interest and other income	420	860	1,228	5,062
Gain (loss) on extinguishment of debt	(1,783)	3,023	5,675	3,023
Equity interests loss	(6,903)	(1,695)	(10,548)	(5,841)

Loss before income taxes	$(68,708)	$(99,795)	$(3,016)	$(144,759)

     The following table sets forth significant assets as broken down by segment and other unallocated assets as of December 31, 2009 and March 31, 2009:

	December 31, 2009				March 31, 2009
	Motion	Television	Media		Motion	Television	Media
	Pictures	Production	Networks	Total	Pictures	Production	Networks	Total
	(Amounts in thousands)
Significant assets by segment
Accounts receivable	$128,140	$109,350	$17,887	$255,377	$148,625	$61,652	$16,733	$227,010
Investment in films and television programs, net	610,580	120,021	688	731,289	570,985	131,037	745	702,767
Goodwill	210,293	13,961	152,599	376,853	210,293	13,961	155,148	379,402

	$949,013	$243,332	$171,174	$1,363,519	$929,903	$206,650	$172,626	$1,309,179

Other unallocated assets (primarily cash, restricted investments, other assets, and finite- lived intangible assets)				335,588				358,071

Total assets				$1,699,107				$1,667,250

18. Contingencies
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
19. Consolidating Financial Information — Subordinated Notes
     The October 2004 2.9375% Notes, the February 2005 3.625% Notes and the February 2005 3.625% Notes, by their terms, are fully and unconditionally guaranteed by the Company.
     The following tables present unaudited condensed consolidating financial information as of December 31, 2009 and March 31, 2009, and for the nine months ended December 31, 2009 and 2008 for (1) the Company, on a stand-alone basis, (2) LGEI, on a stand-alone basis, (3) the non-guarantor subsidiaries of the Company (including the subsidiaries of LGEI), on a combined basis (collectively, the “Other Subsidiaries”) and (4) the Company, on a consolidated basis.

	As of December 31, 2009
	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated
	(Amounts in thousands)
BALANCE SHEET
Assets
Cash and cash equivalents	$3,638	$10,348	$91,104	$—	$105,090
Restricted cash	—	706	—	—	706
Restricted investments	—	6,995	—	—	6,995
Accounts receivable, net	118	1,977	253,282	—	255,377
Investment in films and television programs, net	2	6,391	726,285	(1,389)	731,289
Property and equipment, net	—	11,791	23,568	—	35,359
Finite-lived intangible assets, net	—	—	74,412	—	74,412
Goodwill	10,173	—	366,680	—	376,853
Other assets	415	44,949	67,662	—	113,026
Subsidiary investments and advances	90,801	(18,900)	(106,362)	34,461	—

	$105,147	$64,257	$1,496,631	$33,072	$1,699,107

Liabilities and Shareholders’ Equity (Deficiency)
Senior revolving credit facility	$—	$12,000	$—	$—	$12,000
Senior secured second-priority notes	—	225,488	—	—	225,488
Accounts payable and accrued liabilities	460	21,740	223,959	(1,190)	244,969
Participations and residuals	180	3,221	283,266	(11)	286,656
Film and production obligations	76	—	396,992	—	397,068
Subordinated notes and other financing obligations	—	184,963	15,101	—	200,064
Mandatorily redeemable preferred stock units held by noncontrolling interest	—	—	186,641	(95,187)	91,454
Deferred revenue	—	266	136,711	—	136,977
Shareholders’ equity (deficiency)	104,431	(383,421)	253,961	129,460	104,431

	$105,147	$64,257	$1,496,631	$33,072	$1,699,107

	Nine Months Ended December 31, 2009
	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated
	(Amounts in thousands)
STATEMENT OF OPERATIONS
Revenues	$—	$27,762	$1,150,443	$(25,038)	$1,153,167
EXPENSES:
Direct operating	—	672	638,980	(19,639)	620,013
Distribution and marketing	—	3,372	345,518	(1,359)	347,531
General and administration	919	50,108	72,330	(215)	123,142
Depreciation and amortization	—	3,758	17,329	—	21,087

Total expenses	919	57,910	1,074,157	(21,213)	1,111,773

OPERATING INCOME (LOSS)	(919)	(30,148)	76,286	(3,825)	41,394

Other expenses (income):
Interest expense	—	31,860	16,774	(7,869)	40,765
Interest and other income	(97)	(1,209)	(546)	624	(1,228)
Loss (gain) on extinguishment of debt	—	(5,675)	—	—	(5,675)

Total other expenses (income)	(97)	24,976	16,228	(7,245)	33,862

INCOME (LOSS) BEFORE EQUITY INTERESTS AND INCOME TAXES	(822)	(55,124)	60,058	3,420	7,532
Equity interests income (loss)	(2,442)	50,875	(9,755)	(49,226)	(10,548)

INCOME (LOSS) BEFORE INCOME TAXES	(3,264)	(4,249)	50,303	(45,806)	(3,016)
Income tax provision (benefit)	11	817	(569)	—	259

NET INCOME (LOSS)	(3,275)	(5,066)	50,872	(45,806)	(3,275)
Add: Net loss attributable to noncontrolling interest	6,081	—	—	—	6,081

NET INCOME (LOSS) ATTRIBUTABLE TO LIONS GATE ENTERTAINMENT CORP. SHAREHOLDERS	$2,806	$(5,066)	$50,872	$(45,806)	$2,806

	Nine Months Ended December 31, 2009
	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated
	(Amounts in thousands)
STATEMENT OF CASH FLOWS
NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(9,915)	$24,245	$(142,432)	$—	$(128,102)

INVESTING ACTIVITIES:
Purchases of restricted investments	—	(13,994)	—	—	(13,994)
Proceeds from the sale of restricted investments	—	13,985	—	—	13,985
Investment in equity method investees	—	—	(41,342)	—	(41,342)
Increase in loan receivables	—	(362)	—		(362)
Repayment of loans receivable	—	—	8,333		8,333
Purchases of property and equipment	—	(535)	(3,693)	—	(4,228)

NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	—	(906)	(36,702)	—	(37,608)

FINANCING ACTIVITIES:
Tax withholding requirements on equity awards	(1,733)	—	—	—	(1,733)
Proceeds from the sale of 49% interest in TV Guide Network	—	—	122,355	—	122,355
Borrowings under senior revolving credit facility	—	170,000	—	—	170,000
Repayments of borrowings under senior revolving credit facility	—	(413,000)	—	—	(413,000)
Borrowings under individual production obligations	—	—	134,587	—	134,587
Repayment of individual production obligations	—	—	(111,885)	—	(111,885)
Production obligation borrowings under Pennsylvania Regional Center credit facility	—	—	57,000	—	57,000
Production obligation borrowings under film credit facility	—	—	32,217	—	32,217
Proceeds from sale of senior secured second-priority notes	—	216,232	—	—	216,232
Repurchase of subordinated notes	—	(75,185)	—	—	(75,185)
Repayment of other financing obligations	—	—	(615)	—	(615)

NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	(1,733)	(101,953)	233,659	—	129,973

NET CHANGE IN CASH AND CASH EQUIVALENTS	(11,648)	(78,614)	54,525	—	(35,737)

FOREIGN EXCHANGE EFFECTS ON CASH	2,033	—	319	—	2,352
CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	13,253	88,962	36,260	—	138,475

CASH AND CASH EQUIVALENTS — END OF PERIOD	$3,638	$10,348	$91,104	$—	$105,090

	As of March 31, 2009
	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated
	(Amounts in thousands)
BALANCE SHEET
Assets
Cash and cash equivalents	$13,253	$88,962	$36,260	$—	$138,475
Restricted cash	—	10,056	—	—	10,056
Restricted investments	—	6,987	—	—	6,987
Accounts receivable, net	113	3,737	223,289	(129)	227,010
Investment in films and television programs, net	2	6,761	695,781	223	702,767
Property and equipment, net	—	15,014	27,401	—	42,415
Finite-lived intangible assets, net	—	—	78,904	—	78,904
Goodwill	10,173	—	369,229	—	379,402
Other assets	—	37,636	43,598	—	81,234
Subsidiary investments and advances	19,188	(1,103)	(52,438)	34,353	—

	$42,729	$168,050	$1,422,024	$34,447	$1,667,250

Liabilities and Shareholders’ Equity (Deficiency)
Senior revolving credit facility	$—	$255,000	$—	$—	$255,000
Accounts payable and accrued liabilities	821	12,289	257,866	(415)	270,561
Participations and residuals	152	472	371,234	(1)	371,857
Film and production obligations	63	—	304,590	(128)	304,525
Subordinated notes and other financing obligations	—	265,805	15,716	—	281,521
Deferred revenue	—	385	141,708	—	142,093
Shareholders’ equity (deficiency)	41,693	(365,901)	330,910	34,991	41,693

	$42,729	$168,050	$1,422,024	$34,447	$1,667,250

	Nine Months Ended December 31, 2008
	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated
	(Amounts in thousands)
STATEMENT OF OPERATIONS
Revenues	$580	$19,287	$1,009,574	$(26,237)	$1,003,204
EXPENSES:
Direct operating	674	51	567,876	(2,080)	566,521
Distribution and marketing	—	548	458,270	(36)	458,782
General and administration	757	50,743	44,880	—	96,380
Depreciation and amortization	—	3,003	613	—	3,616

Total expenses	1,431	54,345	1,071,639	(2,116)	1,125,299

OPERATING INCOME (LOSS)	(851)	(35,058)	(62,065)	(24,121)	(122,095)

Other expenses (income):
Interest expense	15	23,865	1,028	—	24,908
Interest and other income	(170)	(3,564)	(1,328)	—	(5,062)
Gain on extinguishment of debt	—	(3,023)	—	—	(3,023)

Total other expenses (income)	(155)	17,278	(300)	—	16,823

INCOME (LOSS) BEFORE EQUITY INTERESTS AND INCOME TAXES	(696)	(52,336)	(61,765)	(24,121)	(138,918)
Equity interests income (loss)	(145,344)	(103,600)	(4,030)	247,133	(5,841)

INCOME (LOSS) BEFORE INCOME TAXES	(146,040)	(155,936)	(65,795)	223,012	(144,759)
Income tax provision (benefit)	11	1,036	247	(2)	1,292

NET INCOME (LOSS)	$(146,051)	$(156,972)	$(66,042)	$223,014	$(146,051)

	Nine Months Ended December 31, 2008
	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated
	(Amounts in thousands)
STATEMENT OF CASH FLOWS
NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	$52,992	$(248,097)	$99,196	$—	$(95,909)

INVESTING ACTIVITIES:
Investment in equity method investees	—	—	(15,886)	—	(15,886)
Increase in loan receivables	—	(3,767)	(25,000)	—	(28,767)
Purchases of property and equipment	—	(6,172)	(293)	—	(6,465)

NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	—	(9,939)	(41,179)	—	(51,118)

FINANCING ACTIVITIES:
Exercise of stock options	2,894	—	—	—	2,894
Tax withholding requirements on equity awards	(3,134)	—	—	—	(3,134)
Repurchases of common shares	(44,968)	—	—	—	(44,968)
Production obligation borrowings under Pennsylvania Regional Center credit facility	—	—	117,662	—	117,662
Production obligation borrowings under film credit facility	—	—	(165,298)	—	(165,298)
Proceeds from sale of senior secured second-priority notes	—	—	8,758	—	8,758
Repurchase of subordinated notes	—	(5,310)	—	—	(5,310)

NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	(45,208)	(5,310)	(38,878)	—	(89,396)

NET CHANGE IN CASH AND CASH EQUIVALENTS	7,784	(263,346)	19,139	—	(236,423)

FOREIGN EXCHANGE EFFECTS ON CASH	(1,534)	—	(2,919)	—	(4,453)
CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	4,474	350,581	16,534	—	371,589

CASH AND CASH EQUIVALENTS — END OF PERIOD	$10,724	$87,235	$32,754	$—	$130,713

20. Consolidating Financial Information – Senior Secured Second-Priority Notes
     In October 2009, the Company issued $236.0 million aggregate principal amount of senior secured second-priority notes (Senior Notes) due 2016 in a private offering conducted pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended (the “Securities Act”), through LGEI.
     The Company has agreed to make available to the trustee and the holders of the Senior Notes the following tables which present unaudited condensed consolidating financial information as of December 31, 2009 and March 31, 2009, and for the nine months ended December 31, 2009 and 2008 for (1) the Company, on a stand-alone basis, (2) LGEI, on a stand-alone basis, (3) the guarantor subsidiaries of the Company (including the subsidiaries of LGEI), on a combined basis (4) the non-guarantor subsidiaries of the Company (including the subsidiaries of LGEI), on a combined basis and (5) the Company, on a consolidated basis.

	As of December 31, 2009
	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other Subsidiaries		Consolidating	Lions Gate
	Corp.	Inc.	Guarantors	Non-guarantors	Adjustments	Consolidated
	(Amounts in thousands)
BALANCE SHEET
Assets
Cash and cash equivalents	$3,638	$10,348	$8,909	$82,195	$—	$105,090
Restricted cash	—	706	—	—	—	706
Restricted investments	—	6,995	—	—	—	6,995
Accounts receivable, net	118	1,977	193,588	59,694	—	255,377
Investment in films and television programs, net	2	6,391	627,348	98,937	(1,389)	731,289
Property and equipment, net	—	11,791	439	23,129	—	35,359
Finite-lived intangible assets, net	—	—	1,385	73,027	—	74,412
Goodwill	10,173	—	183,883	182,797	—	376,853
Other assets	415	44,949	64,943	2,719	—	113,026
Subsidiary investments and advances	90,801	(18,900)	(68,400)	(67,037)	63,536	—

	$105,147	$64,257	$1,012,095	$455,461	$62,147	$1,699,107

Liabilities and Shareholders’ Equity (Deficiency)
Senior revolving credit facility	$—	$12,000	$—	$—	$—	$12,000
Senior secured second-priority notes	—	225,488	—	—	—	225,488
Accounts payable and accrued liabilities	460	21,740	182,516	42,280	(2,027)	244,969
Participations and residuals	180	3,221	241,066	42,200	(11)	286,656
Film and production obligations	76	—	376,281	20,711	—	397,068
Subordinated notes and other financing obligations	—	184,963	3,718	11,383	—	200,064
Mandatorily redeemable preferred stock units held by noncontrolling interest	—	—	—	186,641	(95,187)	91,454
Deferred revenue	—	266	121,735	14,976	—	136,977
Shareholders’ equity (deficiency)	104,431	(383,421)	86,779	137,270	159,372	104,431

	$105,147	$64,257	$1,102,095	$455,461	$62,147	$1,699,107

	Nine Months Ended December 31, 2009
	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other Subsidiaries		Consolidating	Lions Gate
	Corp.	Inc.	Guarantors	Non-guarantors	Adjustments	Consolidated
	(Amounts in thousands)
STATEMENT OF OPERATIONS
Revenues	$—	$27,762	$883,299	$273,117	$(31,011)	$1,153,167
EXPENSES:
Direct operating	—	672	497,624	149,847	(28,130)	620,013
Distribution and marketing	—	3,372	288,454	57,064	(1,359)	347,531
General and administration	919	50,108	30,471	41,870	(226)	123,142
Depreciation and amortization	—	3,758	3,092	14,237	—	21,087

Total expenses	919	57,910	819,641	263,018	(29,715)	1,111,773

OPERATING INCOME (LOSS)	(919)	(30,148)	63,658	10,099	(1,296)	41,394

Other expenses (income):
Interest expense	—	31,860	1,186	15,588	(7,869)	40,765
Interest and other income	(97)	(1,209)	(477)	(69)	624	(1,228)
Loss (gain) on extinguishment of debt	—	(5,675)	—	—	—	(5,675)

Total other expenses (income)	(97)	24,976	709	15,519	(7,245)	33,862

INCOME (LOSS) BEFORE EQUITY INTERESTS AND INCOME TAXES	(822)	(55,124)	62,949	(5,420)	5,949	7,532
Equity interests income (loss)	(2,442)	50,875	(9,755)	—	(49,226)	(10,548)

INCOME (LOSS) BEFORE INCOME TAXES	(3,264)	(4,249)	53,194	(5,420)	(43,277)	(3,016)
Income tax provision (benefit)	11	817	(1,312)	743	—	259

NET INCOME (LOSS)	(3,275)	(5,066)	54,506	(6,163)	(43,277)	(3,275)
Add: Net loss attributable to noncontrolling interest	6,081	—	—	—	—	6,081

NET INCOME (LOSS) ATTRIBUTABLE TO LIONS GATE ENTERTAINMENT CORP. SHAREHOLDERS	$2,806	$(5,066)	$54,506	$(6,163)	$(43,277)	$2,806

	Nine Months Ended December 31, 2009
	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other Subsidiaries		Consolidating	Lions Gate
	Corp.	Inc.	Guarantors	Non-guarantors	Adjustments	Consolidated
	(Amounts in thousands)
STATEMENT OF CASH FLOWS
NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(9,915)	$24,245	$(69,035)	$(73,397)	$—	$(128,102)

INVESTING ACTIVITIES:
Purchases of restricted investments	—	(13,994)	—	—	—	(13,994)
Proceeds from the sale of restricted investments	—	13,985	—	—	—	13,985
Investment in equity method investees	—	—	(41,342)	—	—	(41,342)
Increase in loan receivables	—	(362)	—	—	—	(362)
Repayment of loans receivable	—	—	8,333	—	—	8,333
Purchases of property and equipment	—	(535)	(467)	(3,226)	—	(4,228)

NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	—	(906)	(33,476)	(3,226)	—	(37,608)

FINANCING ACTIVITIES:
Tax withholding requirements on equity awards	(1,733)	—	—	—	—	(1,733)
Proceeds from the sale of 49% interest in TV Guide Network	—	—	—	122,355	—	122,355
Borrowings under senior revolving credit facility	—	170,000	—	—	—	170,000
Repayments of borrowings under senior revolving credit facility	—	(413,000)	—	—	—	(413,000)
Borrowings under individual production obligations	—	—	122,470	12,117	—	134,587
Repayment of individual production obligations	—	—	(110,691)	(1,194)	—	(111,885)
Production obligation borrowings under Pennsylvania Regional Center credit facility	—	—	57,000	—	—	57,000
Production obligation borrowings under film credit facility	—	—	32,217	—	—	32,217
Proceeds from sale of senior secured second-priority notes	—	216,232	—	—	—	216,232
Repurchase of subordinated notes	—	(75,185)	—	—	—	(75,185)
Repayment of other financing obligations	—	—	—	(615)	—	(615)

NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	(1,733)	(101,953)	100,996	132,663	—	129,973

NET CHANGE IN CASH AND CASH EQUIVALENTS	(11,648)	(78,614)	(1,515)	56,040	—	(35,737)

FOREIGN EXCHANGE EFFECTS ON CASH	2,033	—	—	319	—	2,352
CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	13,253	88,962	10,424	25,836	—	138,475

CASH AND CASH EQUIVALENTS — END OF PERIOD	$3,638	$10,348	$8,909	$82,195	$—	$105,090

	As of March 31, 2009
	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other Subsidiaries		Consolidating	Lions Gate
	Corp.	Inc.	Guarantors	Non-guarantors	Adjustments	Consolidated
	(Amounts in thousands)
BALANCE SHEET
Assets
Cash and cash equivalents	$13,253	$88,962	$10,424	$25,836	$—	$138,475
Restricted cash	—	10,056	—	—	—	10,056
Restricted investments	—	6,987	—	—	—	6,987
Accounts receivable, net	113	3,737	168,479	54,810	(129)	227,010
Investment in films and television programs, net	2	6,761	515,278	180,909	(183)	702,767
Property and equipment, net	—	15,014	558	26,843	—	42,415
Finite-lived intangible assets, net	—	—	1,070	77,834	—	78,904
Goodwill	10,173	—	183,883	185,346	—	379,402
Other assets	—	37,636	40,427	3,171	—	81,234
Subsidiary investments and advances	19,188	(1,103)	13,718	(33,545)	1,742	—

	$42,729	$168,050	$933,837	$521,204	$1,430	$1,667,250

Liabilities and Shareholders’ Equity (Deficiency)
Senior revolving credit facility	$—	$255,000	$—	$—	$—	$255,000
Accounts payable and accrued liabilities	821	12,289	216,725	40,301	425	270,561
Participations and residuals	152	472	280,070	91,118	45	371,857
Film and production obligations	63	—	258,597	45,993	(128)	304,525
Subordinated notes and other financing obligations	—	265,805	3,718	11,998	—	281,521
Deferred revenue	—	385	110,652	31,056	—	142,093
Shareholders’ equity (deficiency)	41,693	(365,901)	64,075	300,738	1,088	41,693

	$42,729	$168,050	$933,837	$521,204	$1,430	$1,667,250

	Nine Months Ended December 31, 2008
	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other Subsidiaries		Consolidating	Lions Gate
	Corp.	Inc.	Guarantors	Non-guarantors	Adjustments	Consolidated
	(Amounts in thousands)
STATEMENT OF OPERATIONS
Revenues	$580	$19,287	$883,516	$127,939	$(28,118)	$1,003,204
EXPENSES:
Direct operating	674	51	527,033	68,729	(29,966)	566,521
Distribution and marketing	—	548	397,342	60,958	(66)	458,782
General and administration	757	50,743	32,776	12,104	—	96,380
Depreciation and amortization	—	3,003	396	217	—	3,616

Total expenses	1,431	54,345	957,547	142,008	(30,032)	1,125,299

OPERATING INCOME (LOSS)	(851)	(35,058)	(74,031)	(14,069)	1,914	(122,095)

Other expenses (income):
Interest expense	15	23,865	691	831	(494)	24,908
Interest and other income	(170)	(3,564)	(1,236)	(586)	494	(5,062)
Gain on extinguishment of debt	—	(3,023)	—	—	—	(3,023)

Total other expenses (income)	(155)	17,278	(545)	245	—	16,823

INCOME (LOSS) BEFORE EQUITY INTERESTS AND INCOME TAXES	(696)	(52,336)	(73,486)	(14,314)	1,914	(138,918)
Equity interests income (loss)	(145,344)	(103,600)	(4,030)	—	247,133	(5,841)

INCOME (LOSS) BEFORE INCOME TAXES	(146,040)	(155,936)	(77,516)	(14,314)	249,047	(144,759)
Income tax provision (benefit)	11	1,036	965	(720)	—	1,292

NET INCOME (LOSS) ATTRIBUTABLE TO LIONS GATE ENTERTAINMENT CORP. SHAREHOLDERS	$(146,051)	$(156,972)	$(78,481)	$(13,594)	$249,047	$(146,051)

	Nine Months Ended December 31, 2008
	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other Subsidiaries		Consolidating	Lions Gate
	Corp.	Inc.	Guarantors	Non-guarantors	Adjustments	Consolidated
	(Amounts in thousands)
STATEMENT OF CASH FLOWS
NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	$52,992	$(248,097)	$92,348	$6,848	$—	$(95,909)

INVESTING ACTIVITIES:
Investment in equity method investees	—	—	(15,886)	—	—	(15,886)
Increase in loan receivables	—	(3,767)	(25,000)	—	—	(28,767)
Repayment of loans receivable	—	—	—	—	—	—
Purchases of property and equipment	—	(6,172)	(258)	(35)	—	(6,465)

NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	—	(9,939)	(41,144)	(35)	—	(51,118)

FINANCING ACTIVITIES:
Exercise of stock options	2,894	—	—	—	—	2,894
Tax withholding requirements on equity awards	(3,134)	—	—	—	—	(3,134)
Repurchases of common shares	(44,968)	—	—	—	—	(44,968)
Borrowings under individual production obligations	—	—	79,531	38,131	—	117,662
Repayment of individual production obligations	—	—	(140,478)	(24,820)	—	(165,298)
Production obligation borrowings under Pennsylvania Regional Center credit facility	—	—	8,758	—	—	8,758
Repurchase of subordinated notes	—	(5,310)	—	—	—	(5,310)
Repayment of other financing obligations	—	—	—	—	—	—

NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	(45,208)	(5,310)	(52,189)	13,311	—	(89,396)

NET CHANGE IN CASH AND CASH EQUIVALENTS	7,784	(263,346)	(985)	20,124	—	(236,423)

FOREIGN EXCHANGE EFFECTS ON CASH	(1,534)	—	—	(2,919)	—	(4,453)
CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	4,474	350,581	5,899	10,635	—	371,589

CASH AND CASH EQUIVALENTS — END OF PERIOD	$10,724	$87,235	$4,914	$27,840	$—	$130,713

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
     Our revenues are derived from the following business segments: Motion Pictures, which includes “Theatrical,” “Home Entertainment,” “Television,” “International,” and “Mandate Pictures.”
     Motion Pictures
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
     Television Production
     Television Production includes the licensing and syndication to domestic and international markets of one-hour and half-hour drama series, television movies and mini-series and non-fiction programming, and Home Entertainment revenues consisting of television production movies or series.
     Media Networks
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
     Our primary operating expenses include Direct Operating Expenses, Distribution and Marketing Expenses and General and Administration Expenses.
     Direct Operating Expenses include amortization of film and television production or acquisition costs, participation and residual expenses and provision for doubtful accounts. Participation costs represent contingent consideration payable based on the performance of the film to parties associated with the film, including producers, writers, directors or actors, etc. Residuals represent amounts payable to various unions or “guilds” such as the Screen Actors Guild, Directors Guild of America, and Writers Guild of America, based on the performance of the film in certain ancillary markets or based on the individual’s (i.e., actor, director, writer) salary level in the television market.

     Distribution and Marketing Expenses primarily include the costs of theatrical “prints and advertising” (“P&A”) and of DVD/Blu-ray duplication and marketing. Theatrical P&A represents the costs of the theatrical prints delivered to theatrical exhibitors and advertising includes the advertising and marketing cost associated with the theatrical release of the picture. DVD/Blu-ray duplication represents the cost of the DVD/Blu-ray product and the manufacturing costs associated with creating the physical products. DVD/Blu-ray marketing costs represent the cost of advertising the product at or near the time of its release or special promotional advertising.
General and Administration Expenses include salaries and other overhead.
Recent Developments
     December 2009 Repurchase: In December 2009, our wholly-owned subsidiary, Lions Gate Entertainment Inc. (“LGEI”), paid $37.7 million to extinguish $39.9 million of aggregate principal amount (carrying value — $35.0 million) of the February 2005 3.625% Notes and recorded a loss on extinguishment of $0.9 million, which includes $0.4 million of deferred financing costs written off. The loss represented the excess of the fair value of the liability component of the February 2005 3.625% Notes repurchased over their carrying value, plus the deferred financing costs written off. The excess of the amount paid to repurchase the February 2005 3.625% Notes over the fair value of the February 2005 3.625% Notes repurchased was recorded as a reduction of shareholders equity reflecting the repurchase of the equity component of the February 2005 3.625% Notes repurchased.
     In December 2009, LGEI paid $38.0 million to extinguish $40.0 million of aggregate principal amount (carrying value — $35.5 million) of the October 2004 2.9375% Notes and recorded a loss on extinguishment of $0.8 million, which includes $0.3 million of deferred financing costs written off. The loss represented the excess of the fair value of the liability component of the October 2004 2.9375% Notes repurchased over their carrying value, plus the deferred financing costs written off. The excess of the amount paid to repurchase the October 2004 2.9375% Notes over the fair value of the October 2004 2.9375% Notes repurchased was recorded as a reduction of shareholders equity reflecting the repurchase of the equity component of the October 2004 2.9375% Notes repurchased.
     10.25% Senior Secured Second-Priority Notes. On October 21, 2009, LGEI issued $236.0 million aggregate principal amount of senior secured second-priority notes due 2016 (the “Senior Notes”) in a private offering conducted pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended (the “Securities Act”).
     The Notes will pay interest semi-annually on May 1 and November 1 of each year at a rate of 10.25% per year and will mature on November 1, 2016.
     The Senior Notes were issued by LGEI at an initial price of 95.222% (original issue discount — 4.778%) of the principal amount. The net proceeds, after deducting discounts, the fees paid to the initial purchaser, and all transaction costs (including accrued legal, accounting and other professional fees) from the sale of the Senior Notes was approximately $214.2 million, which was used by LGEI to repay a portion of its outstanding debt under its senior revolving credit facility. The original issue discount and deferred financing costs are amortized through November 1, 2016 under the effective interest method.
     Film Credit Facility. On October 6, 2009, we entered into a revolving film credit facility agreement, as amended effective December 31, 2009 (“Film Credit Facility”), which provides for borrowings for the acquisition or production of motion pictures. Currently, the Film Credit Facility provides for total borrowings up to $120 million and can be increased to $200 million if additional lenders or financial institutions become a party to and provide a commitment under the facility. The Film Credit Facility has a maturity date of April 6, 2013 and generally bears an interest rate of 3.25% over the “LIBO” rate (as defined in the credit agreement). We are required to pay a quarterly commitment fee of 0.75% per annum on the unused commitment under the Film Credit Facility. Borrowings under the Film Credit Facility are due the earlier of (a) nine months after delivery of each motion picture or (b) April 6, 2013. Borrowings under the Film Credit Facility are subject to a borrowing base calculation and are secured by interests in the related motion pictures, together with certain other receivables from other motion picture and television productions pledged by us, including a minimum pledge of such receivables of $25 million. Receivables pledged to the Film Credit Facility must be excluded from the borrowing base calculation under our senior revolving credit facility.
     TV Guide Network Acquisition. In January 2009, the Company entered into an Equity Purchase Agreement (the “Equity Purchase Agreement”) with Gemstar-TV Guide International, Inc. (“Gemstar”), TV Guide Entertainment Group, Inc. (“TVGE”), its parent company, UV Corporation and Macrovision Solutions Corporation (“Macrovision”), the ultimate parent company of Gemstar, TVGE and UV Corporation, for the purchase by the Company from UV Corporation of all of the issued and outstanding equity interests of TVGE. In connection with the transaction, Gemstar and its subsidiaries transferred, assigned and licensed to the Company certain assets related to TV Guide Network, one of the 30 most widely distributed general entertainment cable networks in the U.S., and related assets, including TV Guide Network On Demand, and TV Guide Online (www.tvguide.com), a leading online navigational tool and provider of television listings and video and other entertainment content (collectively, “TV Guide Network”). The acquisition closed February 28, 2009. The Company paid approximately $241.6 million for all of the equity interest of TV Guide Network, which included a capital lease obligation of $12.1 million in liabilities, and incurred approximately $1.5 million in direct transaction costs (legal fees, accountant’s fees and other professional fees).
     The acquisition was accounted for as a purchase, with the results of operations of TV Guide Network consolidated from February 28, 2009. Goodwill of $152.6 million represents the excess of purchase price over the fair value of the tangible and intangible assets acquired and liabilities assumed.
     Sale of Noncontrolling Interest in TV Guide Network. On May 28, 2009, the Company entered into a Purchase Agreement (the “Purchase Agreement”) with One Equity Partners (“OEP”), the global private equity investment arm of JPMorgan Chase Bank N.A., pursuant to which OEP purchased 49% of the Company’s interest in TV Guide Network for approximately $122.4 million in cash. In addition, OEP reserved the option of buying another 1% of TV Guide Network under certain circumstances. The arrangement contains joint control rights, as evidenced in an operating agreement as well as certain transfer restrictions and exit rights.
CRITICAL ACCOUNTING POLICIES
     The application of the following accounting policies, which are important to our financial position and results of operations, requires significant judgments and estimates on the part of management. As described more fully below, these estimates bear the risk of change due to the inherent uncertainty attached to the estimate. For example, accounting for films and television programs requires the Company to estimate future revenue and expense amounts which, due to the inherent uncertainties involved in making such estimates, are likely to differ to some extent from actual results. For a summary of all of our accounting policies, including the accounting policies discussed below, see Note 2 to our audited consolidated financial statements in Exhibit 99.5 to our Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on October 13, 2009.
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

     Goodwill. Goodwill is reviewed annually for impairment within each fiscal year or between the annual tests if an event occurs or circumstances change that indicate it is more likely than not that the fair value of a reporting unit is less than its carrying value. We perform our annual impairment test as of January 1 in each fiscal year. We performed our last annual impairment test on our goodwill as of January 1, 2009. No goodwill impairment was identified in any of our reporting units. We will be updating our assessment as of January 1, 2010. Determining the fair value of reporting units requires various assumptions and estimates. The estimates of fair value include consideration of the future projected operating results and cash flows of the reporting unit. Such projections could be different than actual results. Should actual results be significantly less than estimates, the value of our goodwill could be impaired in the future.
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
     Accounting for noncontrolling interest in consolidated subsidiaries. We adopted new accounting guidance that changes the accounting and reporting for minority interests, which are recharacterized as noncontrolling interests and classified as a component of equity. This new consolidation method changes the accounting for transactions with noncontrolling interest holders. We adopted this standard beginning in the first quarter of fiscal 2010 (see Note 12 of our unaudited condensed consolidated financial statements).
     Accounting for certain convertible debt instruments. We adopted new accounting guidance that specifies that issuers of convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. We adopted this standard beginning in the first quarter of fiscal 2010 (see Note 10 of our unaudited condensed consolidated financial statements).
     Subsequent events. We adopted new accounting guidance related to the accounting for and disclosure of subsequent events that occur after the balance sheet date. Entities are required to disclose the date through which subsequent events have been evaluated and the basis for that date. We adopted this standard beginning in the first quarter of fiscal 2010 and have evaluated subsequent events through the date of issuance, February 9, 2010, resulting in no impact on the Company’s consolidated financial statements.

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
Results of Operations
     Three Months Ended December 31, 2009 Compared to Three Months Ended December 31, 2008
     Consolidated revenues this quarter of $371.8 million increased $47.8 million, or 14.8%, compared to $324.0 million in the prior year’s quarter. Motion pictures revenue of $251.0 million this quarter decreased $3.9 million, or 1.5%, compared to $254.9 million in the prior year’s quarter. We reduced the number of our theatrical releases for fiscal 2010, as compared to fiscal 2009. As a result, we currently expect that our motion picture segment revenue for fiscal 2010 will not exceed our fiscal 2009 motion picture segment revenue. However, actual motion picture revenue will depend on the performance of our film and video titles across all media and territories and can vary materially from expectations.
     Television production revenues of $91.5 million this quarter increased $22.3 million, or 32.2%, compared to $69.2 million in the prior year’s quarter. Based on the television shows currently expected to be delivered in fiscal 2010, we currently anticipate that our television production segment revenue in fiscal 2010 will exceed our fiscal 2009 television production segment revenue. However, actual revenues will depend on actual deliveries and can vary materially from expectations.
     Media Networks revenue was $29.3 million for the current quarter, as compared to nil in the prior year’s quarter. Our revenues for the remainder of the fiscal year could be negatively impacted if, among other factors, we lose certain affiliation agreements or we have reduced viewership of the TV Guide Network. See our discussion of the risk factors relating to our revenues and TV Guide Network in our Annual Report on Form 10-K filed with the SEC on June 1, 2009, and in Exhibit 99.1 to our Current Report on Form 8-K filed with the SEC on October 13, 2009.
     Our largest component of revenue comes from home entertainment. The following table sets forth total home entertainment revenue for both the Motion Pictures and Television Production reporting segments for the three months ended December 31, 2009 and 2008:

	Three Months	Three Months
	Ended	Ended
	December 31,	December 31,	Increase (Decrease)
	2009	2008	Amount	Percent
	(Amounts in millions)
Home Entertainment Revenue
Motion Pictures	$95.0	$94.6	$0.4	0.4%
Television Production	12.1	6.9	5.2	75.4%

	$107.1	$101.5	$5.6	5.5%

Motion Pictures Revenue
     The following table sets forth the components of revenue and the changes in these components for the motion pictures reporting segment for the three-month periods ended December 31, 2009 and 2008:

	Three Months	Three Months
	Ended	Ended
	December 31,	December 31,	Increase (Decrease)
	2009	2008	Amount	Percent
		(Amounts in millions)
Motion Pictures
Theatrical	$49.4	$69.3	$(19.9)	(28.7%)
Home Entertainment	95.0	94.6	0.4	0.4%
Television	54.7	39.0	15.7	40.3%
International	37.5	41.1	(3.6)	(8.8%)
Mandate Pictures	12.9	8.3	4.6	55.4%
Other	1.5	2.6	(1.1)	(42.3%)
	$251.0	$254.9	$(3.9)	(1.5%)

     The following table sets forth the titles contributing significant motion pictures revenue for the three-month periods ended December 31, 2009 and 2008:

Three Months Ended December 31,
2009		2008
	Theatrical and DVD		Theatrical and DVD
Title	Release Date	Title	Release Date
Theatrical:		Theatrical:
Brothers	December 2009	The Spirit	December 2008
Precious	November 2009	Transporter 3	November 2008
Saw VI	October 2009	Religulous	October 2008
I Can Do Bad All Myself	September 2009	Saw V	October 2008
		W.	October 2008

Home Entertainment:		Home Entertainment:
Crank: High Voltage	September 2009	Beer for My Horses	November 2008
Jillian Michaels: 30 Day Shred	March 2008	The Forbidden Kingdom	September 2008
New In Town	May 2009	The Bank Job	July 2008
		Rambo	May 2008
		War	January 2008

Television:	Television:
The Haunting in Connecticut Madea Goes To Jail My Bloody Valentine 3-D New In Town The Spirit	Meet the Browns Rambo The Bank Job The Eye

International:	International:
Brothers My Bloody Valentine 3-D Saw VI	Conan the Barbarian Punisher: War Zone Saw V The Eye

Mandate Pictures:	Mandate Pictures:
Drag Me To Hell Juno Whip It	Juno Nick and Norah’s Infinite Playlist Passengers

     Theatrical revenue of $49.4 million decreased $19.9 million, or 28.7%, in this quarter as compared to the prior year’s quarter due to fewer wide theatrical releases and lower box office receipts on our releases in the current quarter as compared to the prior year’s quarter. In this quarter, the titles listed in the above table as contributing significant theatrical revenue represented individually between 7% and 40% of total theatrical revenue and, in the aggregate, approximately 94%, or $46.1 million of total theatrical revenue. In the prior year’s quarter, the titles listed in the above table as contributing significant theatrical revenue represented individually between 7% and 38% of total theatrical revenue and, in the aggregate, approximately 89%, or $61.7 million of total theatrical revenue.
     Home entertainment revenue of $95.0 million increased $0.4 million, or 0.4%, in this quarter as compared to the prior year’s quarter. The titles listed above as contributing significant home entertainment revenue in the current quarter represented individually between 2% to 4% of total home entertainment revenue and, in the aggregate, 8%, or $7.5 million of total home entertainment revenue for the quarter. In the prior year’s quarter, the titles listed above as contributing significant home entertainment revenue represented individually between 2% to 7% of total home entertainment revenue and, in the aggregate, 20%, or $18.8 million of total home entertainment revenue for the quarter. In the current quarter, $87.5 million, or 92%, of total home entertainment revenue was contributed by titles that individually make up less than 2% of total home entertainment revenue, and in the prior year’s quarter this amounted to $75.8 million, or 80%, of total home entertainment revenue.
     Television revenue included in motion pictures revenue of $54.7 million in this quarter increased $15.7 million, or 40.3%, compared to the prior year’s quarter. The increase in the current quarter is mainly due to the higher box office receipts generated by titles listed above compared to the prior year’s quarter, which generally enhances their value in the television windows. In this quarter, the titles listed above as contributing significant television revenue represented individually between 6% to 29% of total television revenue and, in the aggregate, 74%, or $40.2 million of total television revenue for the quarter. In the prior year’s quarter the titles listed above as contributing significant television revenue represented individually between 5% to 28% of total television revenue and, in the aggregate, 63%, or $24.7 million of total television revenue for the quarter. In the current quarter, $14.5 million, or 26%, of total television revenue was contributed by titles that individually make up less than 5% of total television revenue, and in the prior year’s quarter, this amounted to $14.3 million, or 37%, of total television revenue for the year.
     International revenue of $37.5 million decreased $3.6 million, or 8.8%, in this quarter as compared to the prior year’s quarter. Lions Gate UK Ltd., our wholly-owned subsidiary (“Lionsgate UK”), contributed $21.1 million, or 56.3% of international revenue in the current quarter, which included revenues from Drag Me To Hell, Saw VI, and Hurt Locker, compared to $14.9 million, or 36.3%, of total international revenue in the prior year’s quarter. In this quarter, the titles listed in the table above as contributing significant international revenue, excluding revenue generated from these titles by Lionsgate UK, represented individually between 4% to 8% of total international revenue and, in the aggregate, 16%, or $6.0 million, of total international revenue for the quarter. In the prior year’s quarter, the titles listed in the table above as contributing significant revenue represented individually between 3% to 19% of total international revenue and, in the aggregate, 43%, or $17.7 million, of total international revenue for the quarter.
     Mandate Pictures revenue includes revenue from the sales and licensing of domestic and worldwide rights of titles developed or acquired by Mandate Pictures to third-party distributors or international sub-distributors. International revenue, other than international revenue from Lionsgate UK, from Mandate Pictures titles is included in the Mandate Pictures revenue in the table above. In the current quarter, Mandate Pictures revenue amounted to $12.9 million, as compared to $8.3 million in the prior year’s quarter. The increase in Mandate Pictures revenue in the current quarter is mainly due to stronger performance by the titles listed above compared to the prior year’s quarter. In this quarter, the titles listed in the table above as contributing significant Mandate Pictures revenue represented individually between 12% and 54% of total Mandate Pictures revenue and, in the aggregate, 86%, or $11.1 million of total Mandate Pictures revenue for the year. In the prior year’s quarter, the titles listed in the table above as contributing significant Mandate Pictures revenue represented individually between 9% and 59% of total Mandate Pictures revenue and, in the aggregate, 88%, or $7.3 million of total Mandate Pictures revenue for the quarter.

Television Production Revenue
     The following table sets forth the components and the changes in the components of revenue that make up television production revenue for the three-month periods ended December 31, 2009 and 2008:

	Three Months	Three Months
	Ended	Ended
	December 31,	December 31,	Increase (Decrease)
	2009	2008	Amount	Percent
	(Amounts in millions)
Television Production
Domestic series licensing	$69.7	$56.8	$12.9	22.7%
International	9.5	5.4	4.1	75.9%
Home entertainment releases of television production	12.1	6.9	5.2	75.4%
Other	0.2	0.1	0.1	100.0%

	$91.5	$69.2	$22.3	32.2%

     The following table sets forth the components of revenue that make up domestic series licensing revenue for the three-month periods ended December 31, 2009 and 2008:

	Three Months	Three Months
	Ended	Ended
	December 31,	December 31,	Increase (Decrease)
	2009	2008	Amount	Percent
	(Amounts in millions)
Domestic series licensing
Lionsgate Television	$41.7	$30.2	$11.5	38.1%
Debmar-Mercury	25.2	12.1	13.1	108.3%
Ish Entertainment	2.8	14.5	(11.7)	(80.7%)

	$69.7	$56.8	$12.9	22.7%

     The following table sets forth the number of television episodes and hours delivered by Lions Gate Television, Inc., our wholly-owned subsidiary (“Lionsgate Television”), in the three months ended December 31, 2009 and 2008, respectively:

		Three Months Ended				Three Months Ended
		December 31, 2009				December 31, 2008
		Episodes	Hours			Episodes	Hours
Blue Mountain State Season 1	1/2hr	13	6.5	Crash TV Series Season 1	1hr	13	13.0
Nurse Jackie Season 2	1/2hr	2	1.0	Mad Men Season 2	1hr	3	3.0
Crash TV Series Season 2	1hr	8	8.0	Scream Queens	1hr	8	8.0
Mad Men Season 3	1hr	5	5.0
		28	20.5			24	24.0

     Revenues included in domestic series licensing from Debmar-Mercury increased $13.1 million to $25.2 million in the current quarter, from $12.1 million in the prior year’s quarter, primarily due to increased revenue from the television series House of Payne, Meet the Browns and The Wendy Williams Show.
     Revenues included in domestic series licensing from the Company’s reality television venture with Ish Entertainment, Inc. (“Ish”), of $2.8 million in the current quarter resulted from the production of the domestic series Gone Too Far, as compared to $14.5 million in the prior year’s quarter which included Paris Hilton’s My New BFF and 50 Cent: The Money and the Power.

     International revenue of $9.5 million increased by $4.1 million in the current quarter mainly due to international revenue from Weeds Season 4, Mad Men Season 3, and Mad Men Season 1, compared to international revenue of $5.4 million in the prior year’s quarter from Mad Men Season 1 and Mad Men Season 2.
     The increase in revenue from home entertainment releases of television production is primarily driven by DVD/Blu-Ray revenue from Mad Men Season 2, Mad Men Season 1, Weeds Season 4 and Weeds Season 2.
Media Networks Revenue
     Media Networks revenue for the three months ended December 31, 2009 and 2008 are $29.3 million and nil, respectively. The acquisition of TV Guide Network occurred on February 28, 2009.
Direct Operating Expenses
     The following table sets forth direct operating expenses by segment for the three months ended December 31, 2009 and 2008:

		Three Months Ended			Three Months Ended
	December 31, 2009				December 31, 2008
	Motion	Television	Media		Motion	Television
	Pictures	Production	Networks	Total	Pictures	Production	Total
			(Amounts in millions)
Direct operating expenses
Amortization of films and television programs	$69.3	$64.7	$8.3	$142.2	$86.2	$42.7	$128.9
Participation and residual expense	45.1	21.0	—	66.1	75.6	11.1	86.7
Other expenses	0.2	(0.1)	0.4	0.5	2.6	0.3	2.9

	$114.6	$85.6	$8.7	$208.9	$164.4	$54.1	$218.5

Direct operating expenses as a percentage of segment revenues	45.7%	93.6%	29.7%	56.2%	64.5%	78.2%	67.4%
     Direct operating expenses of the motion pictures segment of $114.6 million for this quarter were 45.7% of motion pictures revenue, compared to $164.4 million, or 64.5% of motion pictures revenue for the prior year’s quarter. The decrease in direct operating expense of the motion pictures segment in the current quarter as a percent of revenue is primarily due to higher investment in film write-downs and a participation reserve in last year’s quarter that did not occur in the current quarter. Investment in film write-downs of the motion picture segment during the current quarter totaled approximately $7.3 million compared to last year’s quarter of approximately $22.6 million of charges for write-downs of investment in film, and a $20.3 million participation reserve in connection with a home entertainment library distribution contract of family entertainment titles also in the prior year’s quarter. In the current quarter approximately $7.1 million of charges for write-downs were due to the lower than anticipated performance of one title that had not yet been released. In the prior year’s quarter, approximately $19.1 million of charges for write-downs of investment in film were due to the lower than anticipated performance of three titles that had not yet been released, and $2.8 million of the write-downs was a result of the decrease in value of a library acquired during the acquisition of Mandate Pictures due to the underperformance of those titles. Other expenses consist of the provision (benefit) for doubtful accounts and foreign exchange losses (gains). Our direct operating expenses generally fluctuate with changes in our revenue. Because of our current expectations on motion picture revenue for fiscal 2010, we believe that our direct operating expenses of our motion picture segment for fiscal 2010 will not exceed our fiscal 2009 motion picture segment direct operating expenses. However, a number of factors could impact the level of direct operating expenses, including, but not limited to, the actual and anticipated performance of our films, possible write downs of our film costs, foreign exchange rate changes, and bad debt expense.
     Direct operating expenses of the television production segment of $85.6 million for this quarter were 93.6% of television production revenue, compared to $54.1 million, or 78.2% of television production revenue for the prior year’s quarter. In the current quarter, $5.7 million of charges for write-downs of television film costs were included in the amortization of television programs, compared to $4.5 million in the prior year’s quarter associated with a television series. Because we anticipate our television production segment revenues to increase in fiscal 2010, as compared to fiscal 2009, we also expect that our direct operating expenses of our television production segment will increase in fiscal 2010, as compared to fiscal 2009. However, a number of factors could impact the level of direct operating expenses, including, but not limited to, the actual and anticipated performance of our television programs, possible write-downs of our television program costs, foreign exchange rate changes, and bad debt expense.
     Direct operating expenses of the Media Networks segment of $8.7 million for the current quarter consists primarily of programming expenses associated with the production of such programs as Hollywood 411.

Distribution and Marketing Expenses
     The following table sets forth distribution and marketing expenses by segment for the three months ended December 31, 2009 and 2008:

	Three Months Ended				Three Months Ended
	December 31, 2009				December 31, 2008
	Motion	Television	Media		Motion	Television
	Pictures	Production	Networks	Total	Pictures	Production	Total
	(Amounts in millions)
Distribution and marketing expenses
Theatrical	$99.1	$—	$—	$99.1	$104.0	$—	$104.0
Home Entertainment	36.0	4.1	—	40.1	42.4	1.9	44.3
Television	0.2	2.5	—	2.7	1.0	2.7	3.7
International	12.0	1.1	—	13.1	16.4	0.9	17.3
Media Networks	—	—	4.5	4.5	—	—	—
Other	0.5	0.2	—	0.7	1.0	0.1	1.1

	$147.8	$7.9	$4.5	$160.2	$164.8	$5.6	$170.4

     The majority of distribution and marketing expenses relate to the motion pictures segment. Theatrical prints and advertising (“P&A”) in the motion pictures segment in the current quarter of $99.1 million decreased $4.9 million, or 4.7%, compared to $104.0 million in the prior year’s quarter. Domestic theatrical P&A from the motion pictures segment in this quarter included P&A incurred on the release of Brothers, Precious, and Saw VI, and P&A incurred in advance of the release of titles such as Daybreakers and Spy Next Door, which individually represented between 9% and 26% of total theatrical P&A and, in the aggregate, accounted for 89% of the total theatrical P&A. Domestic theatrical P&A from the motion pictures segment in the prior year’s quarter included P&A incurred on the release of My Bloody Valentine 3-D, Punisher: War Zone, Saw V, Transporter 3, and The Spirit, which individually represented between 9% and 27% of total theatrical P&A and, in the aggregate, accounted for 92% of the total theatrical P&A.
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
     Home entertainment distribution and marketing costs on motion pictures and television product in this quarter of $40.1 million decreased $4.2 million, or 9.5%, compared to $44.3 million in the prior year’s quarter. The decrease in home entertainment distribution and marketing costs is mainly due to fewer titles released in the current quarter as compared to prior year’s quarter. Home entertainment distribution and marketing costs as a percentage of home entertainment revenues was 37.4% and 43.6% in the current quarter and prior year’s quarter, respectively. The decrease in home entertainment distribution and marketing costs as a percentage of revenue is primarily due to lower marketing costs and, to a lesser extent, lower manufacturing and distribution costs.
     International distribution and marketing expenses in this quarter includes $10.6 million of distribution and marketing costs from Lionsgate UK, compared to $14.6 million in the prior year’s quarter.
     Media Networks includes transmission and marketing and promotion expenses.

General and Administrative Expenses
     The following table sets forth general and administrative expenses by segment for the three months ended December 31, 2009 and 2008:

	Three Months	Three Months
	Ended	Ended
	December 31,	December 31,	Increase (Decrease)
	2009	2008	Amount	Percent
		(Amounts in millions)
General and Administrative Expenses
Motion Pictures	$11.2	$11.6	$(0.4)	(3.4%)
Television Production	2.5	3.1	(0.6)	(19.4%)
Media Networks	9.4	—	9.4	100.0%
Corporate, including stock-based compensation	16.5	12.8	3.7	28.9%

Total General and Administrative Expenses	$39.6	$27.5	$12.1	44.0%

Less Media Networks General and Administrative Expenses	(9.4)	—	(9.4)	NM
Less Stock-Based Compensation Expense	(4.3)	(1.4)	(2.9)	207.1%
General and Administrative Expenses excluding Media

Networks and Stock-Based Compensation Expense	$25.9	$26.1	$(0.2)	(0.8%)

Total general and administrative expenses as a percentage of revenue	10.7%	8.5%

General and administrative expenses excluding Media Networks and stock-based compensation expense, as a percentage of Motion Pictures and Television Production revenue	7.6%	8.1%
     The following table sets forth stock-based compensation expense (benefit) included in our corporate segment for the three months ended December 31, 2009 and 2008:

	Three Months	Three Months
	Ended	Ended
	December 31,	December 31,	Increase (Decrease)
	2009	2008	Amount	Percent
		(Amounts in millions)
Stock-Based Compensation Expense (Benefit):
Stock options	$0.8	$0.8	$—	0.0%
Restricted share units	3.3	3.3	—	0.0%
Stock appreciation rights	0.2	(2.7)	2.9	(107.4%)

	$4.3	$1.4	$2.9	207.1%

     General and administrative expenses increased by $12.1 million or 44.0% mainly due to the general and administrative expenses associated with the Media Networks segment, which was acquired in February 2009, of $9.4 million and due to increases in stock based compensation included in the Corporate segment, offset by slight decreases in our other reporting segments. General and administrative expenses of the Media Networks segment are primarily related to salaries and related expenses. The increase in stock based compensation included in the Corporate segment primarily related to a $2.9 million increase in stock appreciation rights in the three months ended December 31, 2009 as compared to the three months ended December 31, 2008.
     General and administrative expenses excluding Media Network and stock-based compensation was $25.9 million in the current quarter compared to $26.1 million in the prior year quarter, which represents a decrease of $0.2 million or 1%.

     At December 31, 2009, as disclosed in Note 16 to the unaudited condensed consolidated financial statements, there was unrecognized compensation costs of approximately $17.9 million related to stock options and restricted share units previously granted, including annual installments of share grants that were subject to performance targets, which will be expensed over the remaining vesting periods. At December 31, 2009, 894,554 shares of restricted share units have been awarded to four key executive officers, the vesting of which will be subject to performance targets to be set annually by the Compensation Committee of the Board of Directors of the Company. These restricted share units will vest in three, four, and five annual installments assuming annual performance targets have been met. The fair value of the 894,554 shares whose future annual performance targets have not been set was $5.2 million, based on the market price of the Company’s common shares as of December 31, 2009. The market value will be remeasured when the annual performance criteria are set and the value will be expensed over the remaining vesting periods once it becomes probable that the performance targets will be satisfied.
Depreciation, Amortization and Other Expenses (Income)
     Depreciation and amortization of $6.7 million this quarter increased $5.1 million from $1.6 million in the prior year’s quarter. The increase is primarily due to depreciation of tangible assets and amortization of intangible assets acquired in connection with the purchase of TV Guide Network. Estimated amortization expense, based on intangible assets as of December 31, 2009, for the three-months ended March 31, 2010 and for each of the years ending March 31, 2011 through 2014 is approximately $2.7 million, $10.2 million, $7.1 million, $7.0 million, and $6.8 million, respectively.

     Interest expense of $16.8 million this quarter increased $8.7 million, or 107.4%, from the prior year’s quarter of $8.1 million. The following table sets forth the components of interest expense for the three months ended December 31, 2009 and 2008:

	Three Months	Three Months
	Ended	Ended
	December 31,	December 31,
	2009	2008
	(Amounts in millions)
Interest Expense
Cash Based:
Senior revolving credit facility	$1.1	$0.5
Senior subordinated debentures	2.0	2.7
Senior secured second priority notes	4.0	—
Other	0.6	0.3

	7.7	3.5

Non-Cash Based:
Amortization of discount on liability component of senior subordinated debentures	4.4	3.9
Amortization of discount on senior secured second priority notes	0.8	—
Amortization of deferred financing costs	0.9	0.7
Accretion of mandatorily redeemable preferred stock units and 10% non-cash dividend	3.0	—

	9.1	4.6

	$16.8	$8.1

     We expect that our interest expense will increase through the end of our fiscal year 2010 because of additional interest expense related to the senior secured second-priority notes issued on October 21, 2009 and higher average outstanding balances under our senior secured credit facility, as compared to the average outstanding balance of the prior year.
     Interest and other income was $0.4 million for the quarter ended December 31, 2009, compared to $0.9 million in the prior year’s quarter. Interest and other income this quarter was earned on the lower average cash balances and restricted investments held during the three months ended December 31, 2009 as compared to 2008.
     Loss on extinguishment of debt was $1.8 million for the three months ended December 31, 2009, resulting from the December 2009 repurchase of the October 2004 2.9375% Notes and the February 2005 3.625% Notes, compared to a gain of $3.0 million in the prior year’s period resulting from the repurchase of $9.0 million of the February 2005 3.625% Notes.
     The following table represents our portion of the income or loss of our equity method investees based on our percentage ownership for the three months ended December 31, 2009 and 2008:

		Three Months	Three Months
		Ended	Ended
	Percentage	December 31,	December 31,
	Ownership	2009	2008
		(Amounts in millions)
Horror Entertainment, LLC (“FEARnet”)	33.33%	$83	$(1,373)
NextPoint, Inc. (“Break.com”)	42.00%	165	(208)
Roadside Attractions, LLC	43.00%	(230)	134
Studio 3 Partners, LLC (“EPIX”) (1)	28.57%	(6,921)	(248)

		$(6,903)	$(1,695)

(1)	Certain of our theatrical releases have been made available to EPIX for exhibition in the domestic pay television window, for which $25.7 million of revenue and $17.2 million of gross profit was recognized in the three months ended December 31, 2009. Intercompany profits reflecting our pro rata share of the venture of $5.3 million for the three months ended December 31, 2009 were eliminated and are reflected in our share of losses incurred by EPIX shown above. Also reflected in our share of losses incurred by EPIX shown above are $1.6 million and $0.2 million of losses for the three months ended December 31, 2009 and 2008, respectively.

Income Tax Benefit
     We had an income tax benefit of $1.8 million, or 2.6% of loss before income taxes in the three months ended December 31, 2009, compared to a benefit of $2.0 million, or 2.0% of loss before income taxes in the three months ended December 31, 2008. The tax benefit reflected in the current quarter is primarily attributable to U.S. and Canadian income taxes and foreign withholding taxes. Our actual annual effective tax rate will differ from the statutory federal rate as a result of several factors, including changes in the valuation allowance against net deferred tax assets, non-temporary differences, foreign income taxed at different rates, and state and local income taxes. Income tax loss carryforwards, subject to certain limitations that may prevent us from fully utilizing them, amount to approximately $133.2 million for U.S. federal income tax purposes available to reduce income taxes over twenty years, $147.3 million for U.S. state income tax purposes available to reduce income taxes over future years with varying expirations, $18.9 million for Canadian income tax purposes available to reduce income taxes over 20 years with varying expirations, $20.9 million for UK income tax purposes available indefinitely to reduce future income taxes and $2.4 million of Hong Kong loss carryforwards available indefinitely to reduce future income taxes.
     At March 31, 2009, the Company had U.S. Alternative Minimum Tax (“AMT”) credit carryforwards of approximately $2.0 million available to reduce future federal income tax, which begin to expire in 2011.
Net Loss
     Net loss for the three months ended December 31, 2009 was $67.0 million, compared to net loss for the three months ended December 31, 2008 of $97.8 million.
     Net loss attributable to noncontrolling interest for the three months ended December 31, 2009 was $1.7 million, compared to nil for the three months ended December 31, 2008.
     Net loss attributable to our shareholders for the three months ended December 31, 2009 was $65.3 million, or basic and diluted net loss per common share of $0.55 on 117.7 million weighted average common shares outstanding. This compares to net loss attributable to our shareholders for the three months ended December 31, 2008 of $97.8 million, or basic and diluted net loss per common share of $0.84 on 115.8 million weighted average common shares outstanding.

     Nine Months Ended December 31, 2009 Compared to Nine Months Ended December 31, 2008
     Consolidated revenues for the nine months ended December 31, 2009 of $1.2 billion increased $150.0 million, or 15.0%, compared to $1.0 billion in the nine months ended December 31, 2008. Motion pictures revenue of $800.8 million for the current nine-month period decreased $23.6 million, or 2.9%, compared to $824.4 million in the prior year’s period. We reduced the number of our theatrical releases for fiscal 2010, as compared to fiscal 2009. As a result, we currently expect that our motion picture segment revenue for fiscal 2010 will not exceed our fiscal 2009 motion picture segment revenue. However, actual motion picture revenue will depend on the performance of our film and video titles across all media and territories and can vary materially from expectations.
     Television production revenues of $267.7 million this period increased $88.9 million, or 49.7%, compared to $178.8 million in the prior year’s period. Based on the television shows expected to be delivered in fiscal 2010, we currently anticipate that our television production segment revenue in fiscal 2010 will exceed our fiscal 2009 television production segment revenue. However, actual revenues will depend on actual deliveries and can vary materially from expectations.
     Media Networks revenue was $84.7 million for the current period, as compared to nil in the prior year’s period. Our revenues for the remainder of the fiscal year could be negatively impacted if, among other factors, we lose certain affiliation agreements or we have reduced viewership of the TV Guide Network. See our discussion of the risk factors relating to our revenues and TV Guide Network in our Annual Report on Form 10-K filed with the SEC on June 1, 2009, and in Exhibit 99.1 to our Current Report on Form 8-K filed with the SEC on October 13, 2009.
     Our largest component of revenue comes from home entertainment. The following table sets forth total home entertainment revenue for both the Motion Pictures and Television Production reporting segments for the nine-month periods ended December 31, 2009 and 2008:

	Nine Months	Nine Months
	Ended	Ended
	December 31,	December 31,	Increase (Decrease)
	2009	2008	Amount	Percent
		(Amounts in millions)
Home Entertainment Revenue
Motion Pictures	$359.5	$411.0	$(51.5)	(12.5%)
Television Production	36.8	29.0	7.8	26.9%

	$396.3	$440.0	$(43.7)	(9.9%)

Motion Pictures Revenue
     The following table sets forth the components of revenue and the changes in these components for the motion pictures reporting segment for the nine-month periods ended December 31, 2009 and 2008:

	Nine Months	Nine Months
	Ended	Ended
	December 31,	December 31,	Increase (Decrease)
	2009	2008	Amount	Percent
		(Amounts in millions)
Motion Pictures
Theatrical	$102.4	$133.9	$(31.5)	(23.5%)
Home Entertainment	359.5	411.0	(51.5)	(12.5%)
Television	143.4	129.8	13.6	10.5%
International	97.5	103.9	(6.4)	(6.2%)
Mandate Pictures	91.8	38.0	53.8	141.6%
Other	6.2	7.8	(1.6)	(20.5%)

	$800.8	$824.4	$(23.6)	(2.9%)

     The following table sets forth the titles contributing significant motion pictures revenue for the nine-month periods ended December 31, 2009 and 2008:

Nine Months Ended December 31,
2009		2008
	Theatrical and DVD		Theatrical and DVD
Title	Release Date	Title	Release Date
Theatrical:		Theatrical:
Brothers	December 2009	Transporter 3	November 2008
Precious	November 2009	Saw V	October 2008
Saw VI	October 2009	W.	October 2008
Gamer	September 2009	My Best Friend's Girl	September 2008
The Haunting in Connecticut	March 2009	The Family That Preys	September 2008
Crank: High Voltage	April 2009	The Forbidden Kingdom	April 2008
I Can Do Bad All By Myself	September 2009

Home Entertainment:		Home Entertainment:
Crank: High Voltage	September 2009	The Forbidden Kingdom	September 2008
The Haunting in Connecticut	July 2009	Meet The Browns	July 2008
Madea Goes to Jail	June 2009	The Bank Job	July 2008
My Bloody Valentine 3-D	May 2009	The Eye	June 2008
New In Town	May 2009	Witless Protection	June 2008
The Spirit	April 2009	Rambo	May 2008

Television:	Television:
Madea Goes to Jail	3:10 to Yuma
My Bloody Valentine 3-D	Good Luck Chuck
My Best Friend’s Girl	Rambo
New In Town	Saw IV
Saw V	The Eye
The Family That Preys	War
Transporter 3	Why Did I Get Married? — Feature
W.

International:	International:
My Best Friend’s Girl	My Best Friend’s Girl
My Bloody Valentine 3-D	Punisher: War Zone
Saw V	Saw IV
Saw VI	Saw V The Eye War

Mandate Pictures:	Mandate Pictures:
Drag Me To Hell	30 Days of Night
Horsemen	Harold & Kumar Escape from Guantanamo Bay
Juno	Juno
Passengers	Nick and Norah’s Infinite Playlist
Whip It	Passengers

     Theatrical revenue of $102.4 million decreased $31.5 million, or 23.5%, in this period as compared to the prior year’s period due to fewer releases in the current period as compared to the prior year’s period. In the current nine-month period, the titles listed in the above table as contributing significant theatrical revenue represented individually between 6% and 24% of total theatrical revenue and, in the aggregate, approximately 93%, or $95.5 million of total theatrical revenue. In the prior year’s period, the titles listed in the above table as contributing significant theatrical revenue represented individually between 6% and 20% of total theatrical revenue and, in the aggregate, approximately 75%, or $100.4 million of total theatrical revenue.
     Home entertainment revenue of $359.5 million decreased $51.5 million, or 12.5%, in this period as compared to the prior year’s period. Approximately $36.0 million of the decrease is due to lower revenue generated from the titles listed in the above table in the current period as compared to the revenue generated from the titles in the above table for the prior year’s period. The titles listed above as contributing significant home entertainment revenue in the current period represented individually between 4% to 9% of total home entertainment revenue and, in the aggregate, 35%, or $126.6 million of total home entertainment revenue for the period. In the prior year’s period, the titles listed above as contributing significant home entertainment revenue represented individually between 4% to 11% of total home entertainment revenue and, in the aggregate, 40%, or $162.8 million of total home entertainment revenue for the period. In the current period $232.9 million, or 65%, of total home entertainment revenue was contributed by titles that individually make up less than 2% of total home entertainment revenue, and in the prior year’s period this amounted to $248.3 million, or 60%, of total home entertainment revenue.
     Television revenue included in motion pictures revenue of $143.4 million in this period increased $13.6 million, or 10.5%, compared to the prior year’s period. In the current nine-month period, the titles listed above as contributing significant television revenue represented individually between 5% to 12% of total television revenue and, in the aggregate, 58% or $83.8 million of total television revenue for the period. In the prior year’s period, the titles listed above as contributing significant television revenue represented individually between 5% to 11% of total television revenue and, in the aggregate, 63%, or $81.7 million of total television revenue for the period. In the current period, $59.6 million, or 42%, of total television revenue was contributed by titles that individually make up less than 5% of total television revenue, and in the prior year’s period, this amounted to $48.1 million, or 37%, of total television revenue for the period.
     International revenue of $97.5 million decreased $6.4 million, or 6.2%, in this period as compared to the prior year’s period. Lionsgate UK contributed $49.6 million, or 50.9% of international revenue in the current period, which included revenues from Crank: High Voltage, Drag Me To Hell, My Bloody Valentine 3-D, and Saw VI, compared to $42.5 million, or 40.9%, of total international revenue in the prior year’s period. In this period, the titles listed in the table above as contributing significant international revenue, excluding revenue generated from these titles by Lionsgate UK, represented individually between 2% to 5% of total international revenue and, in the aggregate, 16%, or $15.7 million, of total international revenue for the period. In the prior year’s period, the titles listed in the table above as contributing significant revenue represented individually between 2% to 8% of total international revenue and, in the aggregate, 31%, or $32.5 million, of total international revenue for the period.
     Mandate Pictures revenue includes revenue from the sales and licensing of domestic and worldwide rights of titles developed or acquired by Mandate Pictures to third-party distributors or international sub-distributors. International revenue, other than international revenue from Lionsgate UK, from Mandate Pictures titles is included in the Mandate Pictures revenue in the table above. In the current period, Mandate Pictures revenue amounted to $91.8 million, as compared to $38.0 million in the prior year’s period. This increase was mainly due to the release of the title Drag Me To Hell in the current period. In this period, the titles listed in the table above as contributing significant Mandate Pictures revenue represented individually between 7% and 53% of total Mandate Pictures revenue and, in the aggregate, 94%, or $85.9 million of total Mandate Pictures revenue for the period. In the prior year’s period, the titles listed in the table above as contributing significant Mandate Pictures revenue represented individually between 6% and 36% of total Mandate Pictures revenue and, in the aggregate, 88%, or $33.5 million of total Mandate Pictures revenue for the period.
Television Production Revenue
     The following table sets forth the components and the changes in the components of revenue that make up television production revenue for the nine-month periods ended December 31, 2009 and 2008:

	Nine Months	Nine Months
	Ended	Ended
	December 31,	December 31,	Increase (Decrease)
	2009	2008	Amount	Percent
		(Amounts in millions)
Television Production
Domestic series licensing	$198.8	$133.1	$65.7	49.4%
International	31.6	16.2	15.4	95.1%
Home entertainment releases of television production	36.8	29.0	7.8	26.9%
Other	0.5	0.5	—	0.0%

	$267.7	$178.8	$88.9	49.7%

     The following table sets forth the components of revenue that make up domestic series licensing revenue for the nine-month periods ended December 31, 2009 and 2008:

	Nine Months	Nine Months
	Ended	Ended
	December 31,	December 31,	Increase (Decrease)
	2009	2008	Amount	Percent
		(Amounts in millions)
Domestic series licensing
Lionsgate Television	$113.0	$78.7	$34.3	43.6%
Debmar-Mercury	67.0	38.1	28.9	75.9%
Ish Entertainment	18.8	16.3	2.5	15.3%

	$198.8	$133.1	$65.7	49.4%

     Revenues included in domestic series licensing from Lionsgate Television of $113.0 million increased by $34.3 million, or 43.6%, in the current nine-month period compared to $78.7 million in the prior year’s period. The following table sets forth the number of television episodes and hours delivered by Lionsgate Television in the nine months ended December 31, 2009 and 2008, respectively:

		Nine Months Ended				Nine Months Ended
		December 31, 2009				December 31, 2008
		Episodes	Hours			Episodes	Hours
Nurse Jackie Season 2	1/2 hr	2	1.0	Weeds Season 4	1/2hr	13	6.5
Blue Mountain State	1/2hr	13	6.5	Crash TV Series Season 1	1hr	13	13.0
Nurse Jackie Season 1	1/2hr	12	6.0	Fear Itself	1hr	13	13.0
Weeds Season 5	1/2hr	13	6.5	Mad Men Season 2	1hr	13	13.0
Crash TV Series Season 2	1hr	13	13.0	Scream Queens	1hr	8	8.0
Mad Men Season 3	1hr	13	13.0

		66	46.0			60	53.5

     Revenues included in domestic series licensing from Debmar-Mercury increased $28.9 million to $67.0 million in the current period, from $38.1 million in the prior year’s period, primarily due to increased revenue from the television series House of Payne and Meet the Browns.
     Revenues included in domestic series licensing from the Company’s reality television venture with Ish, of $18.8 million in the current period resulted from the production of the domestic series Paris Hilton’s My New BFF and My Antonio, as compared to $16.3 million in the prior year’s period.

     International revenue of $31.6 million increased by $15.4 million in the current period mainly due to international revenue from Crash TV Series Season 1, Dead Zone, Mad Men Season 1 and 2, Paris Hilton’s My New BFF, compared to international revenue of $16.2 million in the prior year’s period from Mad Men Seasons 1 and 2, Weeds Season 3, The Kill Point, and Wildfire Season 4.
     The increase in revenue from home entertainment releases of television production is primarily driven by DVD/Blu-Ray revenue from Weeds Season 4 and Mad Men Seasons 1 and 2.
Media Networks Revenue
     Media Networks revenue for the nine months ended December 31, 2009 and 2008 are $84.7 million and nil, respectively. The acquisition of TV Guide Network occurred on February 28, 2009.
Direct Operating Expenses
     The following table sets forth direct operating expenses by segment for the nine months ended December 31, 2009 and 2008:

		Nine Months Ended			Nine Months Ended
	December 31, 2009				December 31, 2008
	Motion	Television	Media		Motion	Television
	Pictures	Production	Networks	Total	Pictures	Production	Total
			(Amounts in millions)
Direct operating expenses
Amortization of films and television programs	$235.2	$167.3	$26.9	$429.4	$206.4	$109.2	$315.6
Participation and residual expense	132.6	55.9	—	188.5	212.4	33.3	245.7
Other expenses	1.3	0.6	0.2	2.1	3.5	0.9	4.4

	$369.1	$223.8	$27.1	$620.0	$422.3	$143.4	$565.7

Direct operating expenses as a percentage of segment revenues	46.1%	83.6%	32.0%	53.8%	51.2%	80.2%	56.4%
     Direct operating expenses of the motion pictures segment of $369.1 million for the current nine-month period were 46.1% of motion pictures revenue, compared to $422.3 million, or 51.2% of motion pictures revenue for the prior year’s period. The decrease in direct operating expense of the motion pictures segment in the current period as a percent of revenue is primarily due to higher investment in film write-downs in last year’s period compared to the current period and a participation reserve in last year’s period that did not occur in the current period. Investment in film write-downs of the motion picture segment totaled approximately $12.6 million for the current period, compared to $28.9 million of charges for write-downs of investment in film and a $20.3 million participation reserve in connection with a home entertainment library distribution contract of family entertainment titles in the prior year’s period. In the current period, approximately $7.1 million of the write-down related to the lower than anticipated performance of one title that had not yet been released and approximately $2.5 million of the write-down related to the change in domestic release strategy of one motion picture. In the prior year’s period, approximately $23.3 million of the charges for write-downs of investment in film were due to the lower than anticipated performance of four titles that had not yet been released, and $2.8 million of the write-downs was a result of the decrease in value of a library acquired during the acquisition of Mandate Pictures due to the underperformance of those titles. Other expenses consist of the provision for doubtful accounts and foreign exchange losses (gains). Our direct operating expenses generally fluctuate with changes in our revenue. Because of our current expectations on motion picture revenue for fiscal 2010, we believe that our direct operating expenses of our motion picture segment for fiscal 2010 will not exceed our fiscal 2009 motion picture segment direct operating expenses. However, a number of factors could impact the level of direct operating expenses, including, but not limited to, the actual and anticipated performance of our films, possible write-downs of our film costs, foreign exchange rate changes, and bad debt expense.
     Direct operating expenses of the television production segment of $223.8 million for this period were 83.6% of television production revenue, compared to $143.4 million, or 80.2% of television production revenue for the prior year’s period. In the current period, approximately $7.5 million of charges for write-downs of television film costs were included in the amortization of television programs, compared to $7.1 million in the prior year’s period. In the current period, approximately $6.5 million of the write-down related to four television series. Included in the charges in the prior year’s period was a write-down of approximately $3.7 million associated with two television series. Because we anticipate our television production segment revenues to increase in fiscal 2010, as compared to fiscal 2009, we also expect that our direct operating expenses of our television production segment will increase in fiscal 2010, as compared to fiscal 2009. However, a number of factors could impact the level of direct operating expenses, including, but not limited to, the actual and anticipated performance of our television programs, possible write-downs of our television program costs, foreign exchange rate changes, and bad debt expense.
     Direct operating expenses of the Media Networks segment of $27.1 million for the current period consists primarily of programming expenses associated with the production of such programs as Idol Tonight, Hollywood 411, and the 2009 Emmy Awards coverage.
Distribution and Marketing Expenses
     The following table sets forth distribution and marketing expenses by segment for the nine months ended December 31, 2009 and 2008:

		Nine Months Ended			Nine Months Ended
	December 31, 2009				December 31, 2008
	Motion	Television	Media		Motion	Television
	Pictures	Production	Networks	Total	Pictures	Production	Total
			(Amounts in millions)
Distribution and marketing expenses
Theatrical	$149.2	$0.2	$—	$149.4	$235.3	$—	$235.3
Home Entertainment	134.3	11.7	—	146.0	166.1	8.5	174.6
Television	1.8	6.7	—	8.5	3.5	5.2	8.7
International	27.5	3.6	—	31.1	34.9	3.0	37.9
Media Networks	—	—	10.9	10.9	—	—	—
Other	1.4	0.2	—	1.6	1.9	0.4	2.3

	$314.2	$22.4	$10.9	$347.5	$441.7	$17.1	$458.8

     The majority of distribution and marketing expenses relate to the motion pictures segment. Theatrical P&A in the motion pictures segment in the current period of $149.2 million decreased $86.1 million, or 36.6%, compared to $235.3 million in the prior year’s period. Domestic theatrical P&A from the motion pictures segment in this period included P&A incurred on the release of Brothers, Saw VI, Precious, I Can Do Bad All By Myself, and Gamer, and P&A incurred in advance of the release of titles such as Daybreakers and Spy Next Door, which individually represented between 6% and 18% of total theatrical P&A and, in the aggregate, accounted for 86% of the total theatrical P&A. Domestic theatrical P&A from the motion pictures segment in the prior year’s period included P&A incurred on the release of Bangkok Dangerous, Disaster Movie, My Best Friend’s Girl, Punisher: War Zone, Saw V, The Family That Preys, The Forbidden Kingdom, The Spirit, and Transporter 3, which individually represented between 6% and 12% of total theatrical P&A and in the aggregate accounted for 87% of the total theatrical P&A. In the prior year’s period, Bangkok Dangerous, Disaster Movie, Punisher: War Zone, and The Spirit individually represented between 9% and 11% of total theatrical P&A, and in the aggregate, accounted for 39% of total theatrical P&A, and each contributed less than 5% of total theatrical revenue, and, in the aggregate, contributed less than 16% of total theatrical revenue.
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
     Home entertainment distribution and marketing costs on motion pictures and television product in this period of $146.0 million decreased $28.6 million, or 16.4%, compared to $174.6 million in the prior year’s period. The decrease in home entertainment distribution and marketing costs is mainly due to the decrease in home entertainment revenue in the current period as compared to the prior year’s period, respectively. Home entertainment distribution and marketing costs as a percentage of home entertainment revenues was 36.8% and 39.7% in the current period and prior year’s period, respectively. The decrease in home entertainment distribution and marketing costs as a percentage of revenue is primarily due to lower marketing costs and, to a lesser extent, lower manufacturing and distribution costs.
     International distribution and marketing expenses in this period includes $23.9 million of distribution and marketing costs from Lionsgate UK, compared to $31.2 million in the prior year’s period.
     Media Networks includes transmission and marketing and promotion expenses.

General and Administrative Expenses
     The following table sets forth general and administrative expenses by segment for the nine months ended December 31, 2009 and 2008:

	Nine Months	Nine Months
	Ended	Ended
	December 31,	December 31,	Increase (Decrease)
	2009	2008	Amount	Percent
		(Amounts in millions)
General and Administrative Expenses
Motion Pictures	$34.0	$36.5	$(2.5)	(6.8%)
Television Production	6.6	8.5	(1.9)	(22.4%)
Media Networks	31.6	—	31.6	100.0%
Corporate, including stock based compensation	50.9	51.4	(0.5)	(1.0%)
Total General and Administrative Expenses	$123.1	$96.4	$26.7	27.7%

Less Media Networks General and Administrative Expenses	(31.6)	—	(31.6)	NM
Less Stock-Based Compensation Expense	(12.5)	(8.3)	(4.2)	50.6%
General and Administrative Expenses excluding Media

Networks and Stock-Based Compensation Expense	$79.0	$88.1	$(9.1)	(10.3%)

Total general and administrative expenses as a percentage of revenue	10.7%	9.6%

General and administrative expenses excluding Media Networks and stock-based compensation expense, as a percentage of Motion Pictures and Television Production revenue	7.4%	8.8%

     The following table sets forth stock-based compensation expense (benefit) included in our corporate segment for the nine months ended December 31, 2009 and 2008:

	Nine Months	Nine Months
	Ended	Ended
	December 31,	December 31,	Increase (Decrease)
	2009	2008	Amount	Percent
		(Amounts in millions)
Stock-Based Compensation Expense (Benefit):
Stock options	$2.4	$2.4	$—	0.0%
Restricted share units	9.3	9.2	0.1	1.1%
Stock appreciation rights	0.8	(3.3)	4.1	(124.2%)

	$12.5	$8.3	$4.2	50.6%

     General and administrative expenses increased by $26.7 million or 27.7% mainly due to the general and administrative expenses associated with the Media Networks segment, which was acquired in February 2009, of $31.6 million, and due to increases in stock-based compensation included in the corporate segment in the current period, offset by decreases in our other reporting segments. General and administrative expenses of the Media Networks segment are primarily related to salaries and related expenses.
     General and administrative expenses excluding the Media Networks segment and excluding stock-based compensation was $79.0 million in the current period compared to $88.1 million in the prior year period which represents a decrease of $9.1 million or 10.3%.
     General and administrative expenses of the motion pictures segment decreased $2.5 million or 6.8% mainly due to a decrease in other general overhead such as travel and entertainment expenses.
     General and administrative expenses of the television production segment decreased $1.9 million or 22.4% mainly due to decreases in professional and consulting fees associated with the Company’s Asian television channel venture and to other general overhead decreases.
     General and administrative expenses of the corporate segment decreased $0.5 million or 1.0% mainly due to decreases in professional and consulting fees and other general overhead such as travel and entertainment expenses, offset by an increase in stock-based compensation.
Depreciation, Amortization and Other Expenses (Income)
     Depreciation and amortization of $21.1 million this period increased $16.7 million from $4.4 million in the prior year’s period. The increase is primarily due to depreciation of tangible assets and amortization of intangible assets acquired in connection with the purchase of TV Guide Network. Estimated amortization expense, based on intangible assets as of December 31, 2009, for the three months ended March 31, 2010 and for each of the years ending March 31, 2011 through 2014 is approximately $2.7 million, $10.2 million, $7.1 million, $7.0 million, and $6.8 million, respectively.
     Interest expense of $40.8 million this period increased $15.9 million, or 63.9%, from the prior year’s period of $24.9 million. The following table sets forth the components of interest expense for the nine months ended December 31, 2009 and 2008:

	Nine Months	Nine Months
	Ended	Ended
	December 31,	December 31,
	2009	2008
	(Amounts in millions)
Interest Expense
Cash Based:
Senior revolving credit facility	$5.0	$1.3
Senior subordinated debentures	7.2	8.0
Senior secured second priority notes	4.0	—
Other	1.8	1.1

	18.0	10.4

Non-Cash Based:
Amortization of discount on liability component of senior subordinated debentures	12.7	11.5
Amortization of discount on senior secured second priority notes	0.8	—
Amortization of deferred financing costs	2.3	3.0
Accretion of mandatorily redeemable preferred stock units and 10% non-cash dividend	7.0	—

	22.8	14.5

	$40.8	$24.9

     We expect that our interest expense will increase through the end of our fiscal year 2010 because of additional interest expense related to the senior secured second-priority notes issued on October 21, 2009 (see description of notes in Recent Developments) and higher average outstanding balances under our senior revolving credit facility, as compared to the average outstanding balance of the prior year.
     Interest and other income was $1.2 million for the period ended December 31, 2009, compared to $5.1 million in the prior year’s period. Interest and other income this period was earned on the lower average cash balances and restricted investments held during the nine months ended December 31, 2009 as compared to 2008.
     Gain on extinguishment of debt was $5.7 million for the period ended December 31, 2009, resulting from the December 2009 repurchase of the October 2004 2.9375% Notes and February 2005 3.625% Notes and the exchange of $66.6 million of the February 2005 3.625% Notes, compared to $3.0 million in the prior year’s period resulting from the repurchase of $9.0 million of the February 2005 3.625% Notes.
     The following table represents our portion of the loss of our equity method investees based on our percentage ownership for the nine months ended December 31, 2009 and 2008:

		Nine Months	Nine Months
		Ended	Ended
	Percentage	December 31,	December 31,
	Ownership	2009	2008
		(Amounts in millions)
Horror Entertainment, LLC (“FEARnet”)	33.33%	$(312)	$(3,783)
NextPoint, Inc. (“Break.com”)	42.00%	(466)	(1,354)
Roadside Attractions, LLC	43.00%	(327)	(244)
Studio 3 Partners, LLC (“EPIX”) (1)	28.57%	(9,443)	(460)

		$(10,548)	$(5,841)

(1)	Certain of our theatrical releases have been made available to EPIX for exhibition in the domestic pay television window, for which $25.7 million of revenue and $17.2 million of gross profit was recognized in the nine months ended December 31, 2009. Intercompany profits reflecting our pro rata share of the venture of $5.3 million for the nine months ended December 31, 2009 were eliminated and are reflected in our share of losses incurred by EPIX shown above. Also reflected in our share of losses incurred by EPIX shown above are $4.1 million and $0.5 million of losses for the nine months ended December 31, 2009 and 2008, respectively.

Income Tax Expense
     We had income tax expense of $0.3 million, or 8.5% of loss before income taxes in the nine months ended December 31, 2009, compared to an expense of $1.3 million, or (0.9%) of loss before income taxes in the nine months ended December 31, 2008. The tax expense reflected in the current period is primarily attributable to U.S. and Canadian income taxes and foreign withholding taxes. Our actual annual effective tax rate will differ from the statutory federal rate as a result of several factors, including changes in the valuation allowance against net deferred tax assets, non-temporary differences, foreign income taxed at different rates, and state and local income taxes. Income tax loss carryforwards, subject to certain limitations that may prevent us from fully utilizing them, amount to approximately $133.2 million for U.S. federal income tax purposes available to reduce income taxes over twenty years, $147.3 million for U.S. state income tax purposes available to reduce income taxes over future years with varying expirations, $18.9 million for Canadian income tax purposes available to reduce income taxes over 20 years with varying expirations, $20.9 million for UK income tax purposes available indefinitely to reduce future income taxes and $2.4 million of Hong Kong loss carryforwards available indefinitely to reduce future income taxes.
     At March 31, 2009, the Company had U.S. Alternative Minimum Tax (“AMT”) credit carryforwards of approximately $2.0 million available to reduce future federal income tax, which begin to expire in 2011.
Net Income (Loss)
     Net loss for the nine months ended December 31, 2009 was $3.3 million, compared to net loss for the nine months ended December 31, 2008 of $146.1 million.
     Net loss attributable to noncontrolling interest for the nine months ended December 31, 2009 was $6.1 million, compared to nil for the nine months ended December 31, 2008.
     Net income attributable to our shareholders for the nine months ended December 31, 2009 was $2.8 million, or basic net income per common share of $0.02 on 117.4 million weighted average common shares outstanding. Diluted net income per common share for the nine months ended December 31, 2009 was $0.02 on 117.6 million weighted average common shares outstanding. This compares to net loss attributable to our shareholders for the nine months ended December 31, 2008 of $146.1 million, or basic and diluted net loss per common share of $1.25 on 117.0 million weighted average common shares outstanding.
Liquidity and Capital Resources
     Our liquidity and capital resources are provided principally through cash generated from operations, issuance of subordinated notes, and our credit facilities.
     Senior Secured Second-Priority Notes. On October 21, 2009, our wholly-owned subsidiary LGEI, issued $236.0 million aggregate principal amount of senior secured second-priority notes due 2016 (the “Senior Notes”) in a private offering conducted pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended (the “Securities Act”).
     The Senior Notes were issued by LGEI at an initial price of 95.222% (original issue discount — 4.778%) of the principal amount. The net proceeds, after deducting discounts, the fees paid to the initial purchaser, and all transaction costs (including accrued legal, accounting and other professional fees) from the sale of the Senior Notes was approximately $214.2 million, which was used by LGEI to repay a portion of its outstanding debt under its senior revolving credit facility. The original issue discount, interest and deferred financing costs are amortized through November 1, 2016 using the effective interest method.
     The Senior Notes will pay interest semi-annually on May 1 and November 1 of each year at a rate of 10.25% per year and will mature on November 1, 2016.
     The Senior Notes are guaranteed on a senior secured basis by the Company and certain wholly-owned subsidiaries of both the Company and LGEI.
     The Senior Notes contain certain restrictions and covenants that, subject to certain exceptions, limit our ability to incur additional indebtedness, pay dividends or repurchase the Company’s stock, make certain loans or investments, and sell or otherwise dispose of certain assets subject to certain conditions, among other limitations.

     Film Credit Facility. On October 6, 2009, we entered into a revolving film credit facility agreement, as amended effective December 31, 2009 (“Film Credit Facility”), which provides for borrowings for the acquisition or production of motion pictures. Currently, the Film Credit Facility provides for total borrowings up to $120 million and can be increased to $200 million if additional lenders or financial institutions become a party to and provide a commitment under the facility. The Film Credit Facility has a maturity date of April 6, 2013 and generally bears an interest rate of 3.25% over the “LIBO” rate (as defined in the credit agreement). We are required to pay a quarterly commitment fee of 0.75% per annum on the unused commitment under the Film Credit Facility. Borrowings under the Film Credit Facility are due the earlier of (a) nine months after delivery of each motion picture or (b) April 6, 2013. Borrowings under the Film Credit Facility are subject to a borrowing base calculation and are secured by interests in the related motion pictures, together with certain other receivables from other motion picture and television productions pledged by us including a minimum pledge of such receivables of $25 million. Receivables pledged to the Film Credit Facility must be excluded from the borrowing base calculation under our senior revolving credit facility.
     Senior Revolving Credit Facility. At December 31, 2009, we had borrowings of $12.0 million (March 31, 2009 — $255 million) under our senior revolving credit facility. The availability of funds under our senior revolving credit facility is limited by a borrowing base and also reduced by outstanding letters of credit which amounted to $22.6 million at December 31, 2009 (March 31, 2009 - $46.7 million). At December 31, 2009, there was $305.4 million available under the senior revolving credit facility (March 31, 2009 — $38.3 million). We are required to pay a quarterly commitment fee based upon 0.375% per annum on the total senior revolving credit facility of $340 million less the amount drawn. The senior revolving credit facility expires July 25, 2013 and as of December 31, 2009 bore interest of 2.50% over the “Adjusted LIBOR” rate (effective interest rate of 2.73% and 2.75% as of December 31, 2009 and March 31, 2009, respectively). Obligations under the senior revolving credit facility are secured by collateral (as defined in the credit agreement) granted by us and certain of our subsidiaries, as well as a pledge of equity interests in certain of our subsidiaries. The senior revolving credit facility contains a number of affirmative and negative covenants that, among other things, require us to satisfy certain financial covenants and restrict our ability to incur additional debt, pay dividends and make distributions, make certain investments and acquisitions, repurchase its stock and prepay certain indebtedness, create liens, enter into agreements with affiliates, modify the nature of our business, enter into sale-leaseback transactions, transfer and sell material assets and merge or consolidate. Under the senior revolving credit facility, we may also be subject to an event of default upon a “change in control” (as defined in the senior revolving credit facility) which, among other things, includes a person or group acquiring ownership or control in excess of 20% of our common stock.

     October 2004 2.9375% Notes. In October 2004, LGEI sold $150.0 million of 2.9375% Convertible Senior Subordinated Notes (the “October 2004 2.9375% Notes”). As of December 31, 2009, we had approximately $110.0 million (carrying value — $97.9 million) of aggregate principle outstanding of the October 2004 2.9375% Notes.
          Interest: Interest on the October 2004 2.9375% Notes is payable semi-annually on April 15 and October 15.
          Maturity Date: The October 2004 2.9375% Notes mature on October 15, 2024.
          Redeemable by Company: From October 15, 2009 to October 14, 2010, LGEI may redeem the October 2004 2.9375% Notes at 100.839%; from October 15, 2010 to October 14, 2011, LGEI may redeem the October 2004 2.9375% Notes at 100.420%; and thereafter, LGEI may redeem the October 2004 2.9375% Notes at 100%.
          Redeemable by Holder: The holder may require LGEI to repurchase the October 2004 2.9375% Notes on October 15, 2011, 2014 and 2019 or upon a change in control at a price equal to 100% of the principal amount, together with accrued and unpaid interest through the date of repurchase.
          Conversion Features: The holder may convert the October 2004 2.9375% Notes into our common shares prior to maturity only if the price of our common shares issuable upon conversion of a note reaches or falls below a certain specific threshold over a specified period, the notes have been called for redemption, a change in control occurs or certain other corporate transactions occur. Before the close of business on or prior to the trading day immediately before the maturity date, the holder may convert the notes into our common shares at a conversion rate equal to 86.9565 shares per $1,000 principal amount of the October 2004 2.9375% Notes, subject to adjustment in certain circumstances, which represents a conversion price of approximately $11.50 per share. Upon conversion of the October 2004 2.9375% Notes, we have the option to deliver, in lieu of common shares, cash or a combination of cash and our common shares.
          Make Whole Premium: Under certain circumstances, if the holder requires LGEI to repurchase all or a portion of our notes or the holder converts the notes upon a change in control, they will be entitled to receive a make whole premium. The amount of the make whole premium, if any, will be based on the price of our common shares on the effective date of the change in control. No make whole premium will be paid if the price of our common shares at such time is less than $8.79 per share or exceeds $50.00 per share.
          Outstanding Amount: As of December 31, 2009, $110.0 million of aggregate principal amount (carrying value — $97.9 million) of the October 2004 2.9375% Notes remain outstanding.
     February 2005 3.625% Notes. In February 2005, LGEI sold $175.0 million of 3.625% Convertible Senior Subordinated Notes (the “February 2005 3.625% Notes”). As of December 31, 2009, we had approximately $59.5 million (carrying value — $51.9 million) of aggregate principle outstanding of the February 2005 3.625% Notes.
          Interest: Interest on the February 2005 3.625% Notes is payable at 3.625% per annum semi-annually on March 15 and September 15 until March 15, 2012 and at 3.125% per annum thereafter until maturity.
          Maturity Date: The February 2005 3.625% Notes mature on March 15, 2025.
          Redeemable by Company: LGEI may redeem all or a portion of the February 2005 3.625% Notes at our option on or after March 15, 2012 at 100% of their principal amount, together with accrued and unpaid interest through the date of redemption.
          Redeemable by Holder: The holder may require LGEI to repurchase the February 2005 3.625% Notes on March 15, 2012, 2015 and 2020 or upon a change in control at a price equal to 100% of the principal amount, together with accrued and unpaid interest through the date of repurchase.
          Conversion Features: The February 2005 3.625% Notes are convertible, at the option of the holder, at any time before the maturity date, if the notes have not been previously redeemed or repurchased, at a conversion rate equal to 70.0133 shares per $1,000 principal amount of the February 2005 3.625% Notes, subject to adjustment in certain circumstances, which represents a conversion price of approximately $14.28 per share. Upon conversion of the February 2005 3.625% Notes, we have the option to deliver, in lieu of common shares, cash or a combination of cash and our common shares.

          Make Whole Premium: Under certain circumstances, if the holder requires LGEI to repurchase all or a portion of our notes upon a change in control, they will be entitled to receive a make whole premium. The amount of the make whole premium, if any, will be based on the price of our common shares on the effective date of the change in control. No make whole premium will be paid if the price of our common shares at such time is less than $10.35 per share or exceeds $75.00 per share.
          Outstanding Amount: As of December 31, 2009, $59.5 million of aggregate principal amount (carrying value — $51.9 million) of the February 2005 3.625% Notes remain outstanding.
     April 2009 3.625% Notes. In April 2009, February 2005 3.625% Notes issued approximately $66.6 million of 3.625% Convertible Senior Subordinated Notes (the “April 2009 3.625% Notes”). As of December 31, 2009, we had approximately $66.6 million (carrying value — $35.2 million) of aggregate principle outstanding of the April 2009 3.625% Notes.
          Interest: Interest on the April 2009 3.625% Notes is payable at 3.625% per annum semi-annually on March 15 and September 15 of each year.
          Maturity Date: The April 2009 3.625% Notes will mature on March 15, 2025.
          Redeemable by Company: On or after March 15, 2015, LGEI may redeem the April 2009 3.625% Notes, in whole or in part, at a price equal to 100% of the principal amount of the April 2009 3.625% Notes to be redeemed, plus accrued and unpaid interest through the date of redemption.
          Redeemable by Holder: The holder may require LGEI to repurchase the April 2009 3.625% Notes on March 15, 2015, 2018 and 2023 or upon a “designated event,” at a price equal to 100% of the principal amount of the April 2009 3.625% Notes to be repurchased plus accrued and unpaid interest.
          Conversion Features: The April 2009 3.625% Notes may be converted into our common shares at any time before maturity, redemption or repurchase. The initial conversion rate of the April 2009 3.625% Notes is 121.2121 common shares per $1,000 principal amount of the April 2009 3.625% Notes, subject to adjustment in certain circumstances, which represents a conversion price of approximately $8.25 per share. Upon conversion of the April 2009 3.625% Notes, we have the option to deliver, in lieu of common shares, cash or a combination of cash and common shares of the Company.
          Make Whole Premium: Under certain circumstances, if the holder requires LGEI to repurchase all or a portion of their notes upon a change in control, they will be entitled to receive a make whole premium. The amount of the make whole premium, if any, will be based on the price of our common shares on the effective date of the change in control. No make whole premium will be paid if the price of our common shares at such time is less than $5.36 per share or exceeds $50.00 per share.
          Outstanding Amount: As of December 31, 2009, $66.6 million of aggregate principal amount (carrying value — $35.2 million) of the April 2009 3.625% Notes remain outstanding.
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
     Société Générale de Financement du Québec. On July 30, 2007, the Company entered into a four-year filmed entertainment slate participation agreement with Société Générale de Financement du Québec (“SGF”), the Québec provincial government’s investment arm. SGF will provide up to 35% of production costs of television and feature film productions produced in Québec for a four-year period for an aggregate participation of up to $140.0 million, and we will advance all amounts necessary to fund the remaining budgeted costs. The maximum aggregate of budgeted costs over the four-year period will be $400.0 million, including our portion, but no more than $100 million per year. In connection with this agreement, we and SGF will proportionally share in the proceeds derived from the productions after we deduct a distribution fee, recoup all distribution expenses and releasing costs, and pay all applicable third party participations and residuals. Under the terms of the arrangement $35.0 million is available through July 30, 2010 and $35.0 million is available during the twelve-month period ended July 30, 2011 to be provided by SGF.
     Filmed Entertainment Backlog. Backlog represents the amount of future revenue not yet recorded from contracts for the licensing of films and television product for television exhibition and in international markets. Backlog at December 31, 2009 and March 31, 2009 is $433.3 million and $499.5 million, respectively.
     Cash Flows Used in Operating Activities. Cash flows used in operating activities for the nine months ended December 31, 2009 were $128.1 million compared to cash flows used in operating activities in the nine months ended December 31, 2008 of $95.9 million. The increase in cash used in operating activities was primarily due to an increase in accounts receivable in the current period compared to a decrease in the prior year’s period, and reductions of accounts payable, accrued liabilities, participations and residuals, film obligations and deferred revenues in the current period as compared to increases in those accounts in the prior year’s period , offset by an increase in net income and amortization of films and television programs as compared to the nine months ended December 31, 2008.
     Cash Flows Used in Investing Activities. Cash flows used in investing activities of $37.6 million for the nine months ended December 31, 2009 consisted of $4.2 million for purchases of property and equipment and $41.3 million of capital contributions to companies accounted as equity method investments, offset by $8.3 million repayment on a loan made to a third party producer. Cash flows used in investing activities of $51.1 million for the nine months ended December 31, 2008 consisted of $6.5 million for purchases of property and equipment, $15.9 million of capital contributions to companies accounted as equity method investments and $28.8 million for an increase in a loan receivable from Break.com and a third party producer.
     Cash Flows Provided by/Used In Financing Activities. Cash flows provided by financing activities of $130.0 million for the nine months ended December 31, 2009 resulted from receipt of net proceeds of $216.2 million from the sale of senior secured second-priority notes, borrowings of $170.0 million under the senior revolving credit facility, increased production obligations of $223.8 million and proceeds of $122.4 million from the sale of our 49% interest in TV Guide Network, offset by $413.0 million repayment on the senior revolving credit facility, $111.9 million repayment of production obligations, $75.2 million payment on the repurchase of subordinated notes, $1.7 million paid for tax withholding requirements associated with our equity awards, and $0.6 million repayment of other financing obligations. Cash flows used in financing activities of $89.4 million for the nine months ended December 31, 2008 resulted from increased production obligations of $126.4 million and the exercise of stock options of $2.9 million, offset by $165.3 million repayment of production obligations, $45.0 million paid for the repurchase of the Company’s common shares and $3.1 million paid for tax withholding requirements associated with our equity awards.
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
     Our current financing strategy is to fund operations and to leverage investment in films and television programs through our cash flow from operations, our credit facilities, single-purpose production financing, government incentive programs, film funds, and distribution commitments. In addition, we may acquire businesses or assets, including individual films or libraries that are complementary to our business. Any such transaction could be financed through our cash flow from operations, credit facilities, equity or debt financing.

Future commitments under contractual obligations as of December 31, 2009 are as follows:

	Year Ended March 31,
	2010	2011	2012	2013	2014	Thereafter	Total
Future annual repayment of debt and other financing obligations as of December 31, 2009
Senior revolving credit facility	$—	$—	$—	$—	$12,000	$—	$12,000
Production obligations(1)	3,706	202,286	40,952	—	80,733	—	327,677
Interest payments on subordinated notes and other financing obligations	2,547	8,815	8,754	3,032	2,936	3,821	29,905
Subordinated notes and other financing obligations (2)	212	883	170,458	4,726	1,078	73,840	251,197
Interest payments on senior secured second priority notes	—	24,190	24,190	24,190	24,190	72,570	169,330
Senior secured second priority notes (3)	—	—	—	—	—	236,000	236,000
Mandatorily redeemable preferred stock units (4)	—	—	—	—	—	324,088	324,088

	$6,465	$236,174	$244,354	$31,948	$120,937	$710,319	$1,350,197
Contractual commitments by expected repayment date
Film obligations(1)	$69,391	$—	$—	$—	$—	$—	$69,391
Distribution and marketing commitments (5)	27,965	75,989	—	22,000	—	—	125,954
Minimum guarantee commitments (6)	15,500	126,789	9,278	6,478	5,750	9,183	172,978
Production obligation commitments (6)	148	12,415	1,698	—	—	—	14,261
Operating lease commitments	3,418	11,468	11,293	11,855	11,861	14,918	64,813
Other contractual obligations	955	2,654	2,399	1,317	1,200	3,900	12,425
Employment and consulting contracts	9,529	31,233	13,950	5,275	1,599	—	61,586

	$126,906	$260,548	$38,618	$46,925	$20,410	$28,001	$521,408

Total future commitments under contractual obligations	$133,371	$496,722	$282,972	$78,873	$141,347	$738,320	$1,871,605

(1)	Film and production obligations include minimum guarantees, theatrical marketing obligations and production obligations as disclosed in Note 9 of our unaudited condensed consolidated financial statements. Repayment dates are based on anticipated delivery or release date of the related film or contractual due dates of the obligation.

(2)	Subordinated notes and other financing obligations reflect the principal amounts of the October 2004 2.9375% Notes, the February 2005 3.625% Notes and the April 2009 3.625% Notes and other financing obligations with a carrying amount of $15.1 million as of December 31, 2009. The combined carrying value of our subordinated notes was $185.0 million as of December 31, 2009. The difference between the carrying value and the principal amounts is being amortized as a non-cash charge to interest expense over the expected life of the Notes.

(3)	Senior secured second-priority notes reflect the principal amount payable in November 2016 with a carrying amount of $225.5 million as of December 31, 2009. The difference between the carrying value and the principal amount is being amortized as a non-cash charge to interest expense over the expected life of the notes.

(4)	Amount represents the anticipated redemption amount (i.e., principal amount of $125.0 million plus the accretion of a 10% annual dividend) payable in May 2019 of the mandatorily redeemable preferred stock units held by the noncontrolling interest in TV Guide Network. The carrying amount of the mandatorily redeemable preferred stock held by the non controlling interest was $91.5 million as of December 31, 2009. The carrying amount and the 10% dividend is being accreted, through a non cash charge to interest expense, up to its redemption amount over the ten-year period to the redemption date.

(5)	Distribution and marketing commitments represent contractual commitments for future expenditures associated with distribution and marketing of films which we will distribute. The payment dates of these amounts are primarily based on the anticipated release date of the film.

(6)	Minimum guarantee commitments represent contractual commitments related to the purchase of film rights for future delivery. Production obligation commitments represent amounts committed for future film production and development to be funded through production financing and recorded as a production obligation liability. Future payments under these obligations are based on anticipated delivery or release dates of the related film or contractual due dates of the obligation. The amounts include future interest payments associated with the obligations.

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
     Currency Rate Risk. We enter into forward foreign exchange contracts to hedge our foreign currency exposures on future production expenses denominated in various foreign currencies. As of December 31, 2009, we had outstanding forward foreign exchange contracts to sell US $4.9 million in exchange for Canadian (CDN) $5.3 million over a period of 4 months at a weighted average exchange rate of CDN $1.07 and we had outstanding forward foreign exchange contracts to sell British Pound Sterling £3.3 million in exchange for US$5.4 million over a period of 9 months at a weighted exchange rate of US$1.64. Changes in the fair value representing a net unrealized fair value gain on foreign exchange contracts outstanding during both the three and nine months ended December 31, 2009 amounted to $0.2 million and are included in accumulated other comprehensive income (loss), a separate component of shareholders’ equity. We are exposed to credit loss in the event of nonperformance by the counterparty, which is limited to the cost of replacing the contracts, at current market rates. We do not require collateral or other security to support these contracts.
     Interest Rate Risk. Our principal risk with respect to our debt is interest rate risk. We currently have exposure to cash flow risk due to changes in market interest rates related to our outstanding debt and other financing obligations. Our senior revolving credit facility has a balance of $12.0 million at December 31, 2009. Production obligations subject to variable interest rates include $191.2 million owed to film production entities on delivery of titles.
     The table below presents repayments of the principal amounts for our senior revolving credit facility, production obligations, subordinated notes and other financing obligations, senior secured second-priority notes, and mandatorily redeemable preferred stock units as of December 31, 2009. The footnotes to the table provide the contractual interest rates.

	Year Ended March 31,
	2010	2011	2012	2013	2014	Thereafter	Total
Senior Revolving Credit Facility:
Variable (1)	$—	$—	$—	$—	$12,000	$—	12,000
Production Obligations:
Variable (2)	—	180,262	10,964	—	—	—	191,226
Fixed (3)	—	—	—	—	65,734	—	65,734
Subordinated Notes and Other Financing Obligations:
Fixed (4)	—	—	169,514	—	—	66,581	236,095
Fixed (5)	—	—	—	3,718	—	—	3,718
Fixed (6)	212	883	944	1,008	1,078	7,259	11,384
Senior Secured Second Priority Notes:
Fixed (7)	—	—	—	—	—	236,000	236,000
Mandatorily Redeemable Preferred Stock Units:
Fixed (8)	—	—	—	—	—	125,009	125,009

	$212	$181,145	$181,422	$4,726	$78,812	$434,849	$881,166

(1)	Senior revolving credit facility, which expires July 25, 2013 and bore interest at 2.25% over the Adjusted LIBOR rate through September 29, 2009. On September 30, 2009, the Company amended its senior revolving credit facility, which resulted in an increase of the interest rate of 0.25%. At December 31, 2009, we had borrowings of $12.0 million under this facility.

(2)	Amounts owed to film production entities on anticipated delivery date or release date of the titles or the contractual due dates of the obligation. Production obligations of $191.2 million incur interest at rates ranging from approximately 1.83% to 5.50%. Not included in the table above are approximately $70.7 million of production obligations which are non-interest bearing.

(3)	Long term production obligations of $65.7 million with a fixed interest rate equal to 1.5%.

(4)	Subordinated notes reflect the principal amounts of the October 2004 2.9375% Notes, the February 2005 3.625% Notes and the April 2009 3.625% Notes as of September 30, 2009.

(5)	Other financing obligation with fixed interest rate equal to 8.02%.

(6)	Capital lease obligation for a satellite transponder with an imputed interest rate equal to 6.65%.

(7)	Senior secured second-priority notes reflect the principal amount of $236.0 million with a fixed interest rate equal to 10.25%.

(8)	Mandatorily redeemable preferred stock units reflect the principal amount of $125.0 million with a 10% dividend accretion through a non-cash charge to interest expense, up to its redemption amount over the ten year period to the redemption date of May 2019.
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
     As of December 31, 2009, the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures were effective as of December 31, 2009.
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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
None
Item 1A. Risk Factors.
Other than the changes to the risk factors enclosed as Exhibit 99.1 to our Current Report on Form 8-K filed on October 13, 2009 and those set forth below, there were no other material changes to the risk factors previously reported in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009.
We may not be able to generate sufficient cash to service all of our indebtedness, and be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.
Our ability to make scheduled payments or to refinance our debt obligations depends on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We cannot assure you that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.
If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness. We cannot assure you that we would be able to take any of these actions, that these actions would be successful and permit us to meet our scheduled debt service obligations or that these actions would be permitted under the terms of our existing or future debt agreements. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. Our $340 million senior revolving credit facility and the indenture that governs our 10.25% Senior Secured Second-Priority Notes due 2016 (the “10.25% Notes”) restrict our ability to dispose of assets and use the proceeds from the disposition. We may not be able to consummate those dispositions or to obtain the proceeds which we could realize from them and these proceeds may not be adequate to meet any debt service obligations then due.
If we cannot make scheduled payments on our debt, we will be in default and, as a result:
•	our debt holders could declare all outstanding principal and interest to be due and payable;

•	the lenders under our senior revoling credit facility could terminate their commitments to lend us money and foreclose against the assets securing their borrowings; and

•	we could be forced into bankruptcy or liquidation.
Despite current indebtedness levels, we and our subsidiaries may be able to incur substantial additional indebtedness in the future. The terms of the indenture governing the 10.25% Notes do not fully prohibit us or our subsidiaries from doing so. Additionally, our senior revolving credit facility provides commitments of up to $340.0 million in the aggregate. All of those borrowings are secured on a first lien basis, except to the extent such liens are subordinated to liens securing certain indebtedness of guarantors with respect to certain film and television financing arrangements. If new debt is added to our current debt levels, the related risks that we and our subsidiaries now face could intensify. The Company and the subsidiaries that guarantee 10.25% Notes are also guarantors under our senior revolving credit facility.
Our level of indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from meeting our obligations under our indebtedness.
As of December 31, 2009, our consolidated total indebtedness was approximately $823.9 million. Our substantial degree of leverage could have important consequences, including the following:
•	it may limit our ability to obtain additional debt or equity financing for working capital, capital expenditures, motion picture and television development and production, debt service requirements, acquisitions or general corporate or other purposes;

•	a substantial portion of our cash flows from operations will be dedicated to the payment of principal and interest on our indebtedness and will not be available for other purposes, including our operations, capital expenditures and future business opportunities;

•	the debt service requirements of our indebtedness could make it more difficult for us to satisfy our financial obligations;

•	certain of our borrowings, including borrowings under our senior revolving credit facility, are at variable rates of interest, exposing us to the risk of increased interest rates;

•	it may limit our ability to adjust to changing market conditions and place us at a competitive disadvantage compared to our competitors that have less debt; and

•	we may be vulnerable to a downturn in general economic conditions or in our business, or we may be unable to carry out capital spending that is important to our growth.
Substantial leverage could adversely affect our financial condition.

Historically, we have been highly leveraged and may be highly leveraged in the future. We have access to capital through our $340.0 million senior revolving credit facility. In addition, we have $236.0 million principal amount of the 10.25% Notes that mature in 2016 and have unsecured convertible senior subordinated notes outstanding with an aggregate principal amount of $236.1 million. The holders of our unsecured convertible senior subordinated notes may require us to repurchase such notes on certain dates ($110 million principal amount of our 2.9375% convertible senior subordinated notes may be required to be repurchased as early as October 2011, $59.5 million principal amount of our 3.625% convertible senior subordinated notes that were issued in February 2005 may be required to be repurchased as early as March 2012, and $66.6 million principal amount of our 3.625% convertible senior subordinated notes that were issued in April 2009 may be required to be repurchased as early as March 2015). In addition, the holders of our unsecured convertible senior subordinated notes may require us to repurchase such notes upon a change in control at a price equal to 100% of the principal amount, together with accrued and unpaid interest through the date of repurchase.
Although each of our senior revolving credit facility and the indenture governing the 10.25% Notes contains covenants that, among other things, limit our ability to incur additional indebtedness, including guarantees, make restricted payments and investments, and grant liens on our assets, the covenants contained in the indenture governing the 10.25% Notes provide a number of important exceptions. Such exceptions will provide us substantial flexibility to incur indebtedness, grant liens and expend funds to operate our business. Under the terms of the indenture governing the 10.25% Notes, so long as we meet certain specified conditions, we will be able to incur indebtedness to purchase or acquire rights in motion picture or television productions secured by liens on such rights, which liens will be prior to the liens in respect of the 10.25% Notes. For example, in October 2009, we entered into a new revolving credit agreement that allows us to diversify our capital sources for theatrical motion picture production and distribution. The initial commitments for this facility are $120 million, but we may seek to increase the amount of commitments to as much as $200 million, and obligations thereunder are secured on a first priority basis by interests in the related motion pictures. Similarly, with few restrictions, we may incur indebtedness in connection with certain film and television financing arrangements, or make investments in assets that are not included in the borrowing base supporting the 10.25% Notes, in each case, without having to meet the leverage ratio tests for debt incurrence or to fit such investments within the restricted payments “build-up basket” or within other categories of funds applicable to making investments and other restricted payments under the indenture governing the 10.25% Notes.
In addition, our ability to incur additional indebtedness under the leverage ratio tests depends in part on the size of our borrowing base, as defined in the indenture governing the 10.25% Notes. Many of the details of this definition depend, in turn, on corresponding provisions in the definition of borrowing base in our senior revolving credit agreement. As a result, whether certain particular assets are included in the borrowing base for the 10.25% Notes effectively depends on whether the administrative agent and the lenders under our senior revolving credit agreement permit their inclusion in the borrowing base for such credit agreement.
At December 31, 2009, we had approximately $105.1 million in cash and cash equivalents. As of December 31, 2009, we have borrowed $12 million of our senior revolving credit facility and had $22.6 million letters of credit outstanding, and could borrow some or all of the permitted amount in the future. The amount we have available to borrow under this facility depends upon our borrowing base, which in turn depends on the value of our existing library of films and television programs, as well as accounts receivable and cash held in collateral accounts. If several of our larger motion picture releases are commercial failures or our library declines in value, our borrowing base could decrease. Such a decrease could have a material adverse effect on our business, results of operations, liquidity and financial condition. For example, it could:
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
An increase in the ownership of our common shares by certain shareholders could trigger a change in control under the agreements governing our long-term indebtedness.
The agreements governing certain of our long-term indebtedness contain change in control provisions that are triggered when any of our shareholders, directly or indirectly, acquires ownership or control in excess of a certain percentage of our common shares. As of December 31, 2009, four of our shareholders, Mark H. Rachesky, M.D., Carl C. Icahn, Capital Research Global Investors and Kornitzer Capital Management, Inc. and their respective affiliates, beneficially owned 19.7%, 17.7%, 14.7% and 10.4%, respectively, of our outstanding common shares.

Under certain circumstances, including the acquisition of ownership or control by a person or group in excess of 50% of our common shares, the noteholders of our unsecured convertible senior subordinated notes and the 10.25% Notes may require us to repurchase all or a portion of such notes upon a change in control and the noteholders of our unsecured convertible senior subordinated notes may be entitled to receive a make whole premium based on the price of our common shares on the change in control date. We may not be able to repurchase these notes upon a change of control because we may not have sufficient funds. Further, we may be contractually restricted under the terms of our senior revolving credit facility from repurchasing all of the notes tendered by holders upon a change of control. Our failure to repurchase the notes upon a change of control would cause a default under the indentures governing the 10.25% Notes and our unsecured convertible senior subordinated notes and a cross-default under the senior revolving credit facility.
Our senior revolving credit facility also provides that a change of control, which includes a person or group acquiring ownership or control in excess of 20% of our outstanding common shares, will be an event of default that permits lenders to accelerate the maturity of borrowings thereunder and to enforce security interests in the collateral securing such debt, thereby limiting our ability to raise cash to purchase our outstanding notes.
Restrictive covenants may adversely affect our operations.
Our senior revolving credit facility and the indenture governing the 10.25% Notes contain various covenants that, subject to certain exceptions, limit our ability to, among other things:
•	incur or assume additional debt or provide guarantees in respect of obligations of other persons;

•	issue redeemable stock and preferred stock;

•	pay dividends or distributions or redeem or repurchase capital stock;

•	prepay, redeem or repurchase debt that is junior in right of payment to the 10.25% Notes;

•	make loans, investments and capital expenditures;

•	incur liens;

•	engage in sale/leaseback transactions;

•	restrict dividends, loans or asset transfers from our subsidiaries;

•	sell or otherwise dispose of assets, including capital stock of subsidiaries;

•	consolidate or merge with or into, or sell substantially all of our assets to, another person;

•	enter into transactions with affiliates; and

•	enter into new lines of business.
These covenants may prevent us from raising additional financing, competing effectively or taking advantage of new business opportunities.
In addition, the restrictive covenants in our senior revolving credit facility require us to maintain specified financial ratios and satisfy other financial condition tests. Our ability to comply with these covenants or meet those financial ratios and tests can be affected by events beyond our control (such as a change of control event), and we cannot assure you that we will meet them.
Upon the occurrence of an event of default under our senior revolving credit facility, lenders could elect to declare all amounts outstanding under our senior revolving credit facility to be immediately due and payable and terminate all commitments to extend further credit. Further, the lenders under our senior revolving credit facility could proceed against the collateral granted to them to secure that indebtedness, which represents a significant portion of our assets. If the lenders under our senior revolving credit facility accelerate the repayment of borrowings, we cannot assure you that we will have sufficient cash flow or assets to repay our senior revolving credit facility and our indebtedness or borrow sufficient funds to refinance such indebtedness. Even if we are able to obtain new financing, it may not be on commercially reasonable terms, or terms that are acceptable to us.
Variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.
Certain of our borrowings, primarily borrowings under our senior revolving credit facility, are, and are expected to continue to be, at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income would decrease. The applicable margin with respect to loans under the senior revolving credit facility is a percentage per annum equal to 2.50% plus an adjusted rate based on LIBOR. Assuming all revolving loans are fully drawn, based on the applicable LIBOR in effect as of December

31, 2009, each quarter point change in interest rates would result in a $0.9 million change in annual interest expense on our senior revolving credit facility. In the future, we may enter into interest rate swaps, involving the exchange of floating for fixed rate interest payments, to reduce interest rate volatility.
Certain shareholders own a majority of our outstanding common shares.
As of December 31, 2009, four of our shareholders beneficially owned an aggregate of 67,760,845 of our common shares, or approximately 57.5% of the outstanding shares. Pursuant to a letter agreement dated July 9, 2009 that we entered into with Mark H. Rachesky, M.D., the beneficial owner of 19.7% of our outstanding common shares, we agreed to, among other things, name Dr. Rachesky to our slate of nominees for election to our board of directors at our 2009 Annual General Meeting of Shareholders and, subject to certain terms and conditions, enter into a registration rights agreement with him and his affiliates. On September 15, 2009, Dr. Rachesky was nominated to our board of directors. In accordance with the letter agreement, we entered into a registration rights agreement with Dr. Rachesky on October 22, 2009. Accordingly, these four shareholders, collectively, have the power to exercise substantial influence over us and on matters requiring approval by our shareholders, including the election of directors, the approval of mergers and other significant corporate transactions. This concentration of ownership may make it more difficult for other shareholders to effect substantial changes in our company and may also have the effect of delaying, preventing or expediting, as the case may be, a change in control of our company.
Sales of a substantial number of shares of our common shares, or the perception that such sales might occur, could have an adverse effect on the price of our common shares, and therefore our ability to raise additional capital to fund our operations.
As of December 31, 2009, approximately 66.2% of our common shares were held beneficially by certain individuals and institutional investors who each had ownership of greater than 5% of our common shares. Sales by such individuals and institutional investors of a substantial number of shares of our common shares into the public market, or the perception that such sales might occur, could have an adverse effect on the price of our common shares, which could materially impair our ability to raise capital through the sale of common shares or debt that is convertible into our common shares.
Additionally, the following updates the risk factor entitled “Our success depends on external factors in the motion picture and television industry — We could be adversely affected by strikes or other union job action” in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended March 31, 2009.
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
Issuer Purchases of Securities
On May 31, 2007, our Board of Directors authorized the repurchase of up to $50 million of our common shares. Thereafter, on each of May 29, 2008 and November 6, 2008, as part of its regularly scheduled meetings, our Board of Directors authorized the repurchase up to an additional $50 million of our common shares, subject to market conditions. The additional resolutions increased the total authorization to $150 million. The common shares may be purchased, from time to time, at the Company’s discretion, including the quantity, timing and price thereof. Such purchases will be structured as permitted by securities laws and other legal requirements. During the period from the authorization date through December 31, 2009, 6,787,310 shares have been repurchased at a cost of approximately $65.2 million (including commission costs). The share repurchase program has no expiration date.

The following table sets forth information with respect to shares of our common stock purchased by us during the three months ended December 31, 2009:
ISSUER PURCHASES OF EQUITY SECURITIES

	(a) Total		(c) Total Number of	(d) Approximate Dollar Value
	Number of		Shares Purchased as Part	of Shares that May Yet Be
	Shares	(b) Average Price	of Publicly Announced	Purchased Under the Plans or
Period	Purchased	Paid per Share	Plans or Programs	Programs
October 1, 2009 — October 31, 2009	—	—	—	—
November 1, 2009 — November 30, 2009	—	—	—	—
December 1, 2009 — December 31, 2009	—	—	—	—
Total	—	—	—	$85,080,000

Item 3.	Defaults Upon Senior Securities.
None

Item 4.	Submission of Matters to a Vote of Security Holders.
None

Item 5.	Other Information.
None

Item 6.	Exhibits.

Exhibit
Number	Description of Documents
3.1 (1)	Articles

3.2 (2)	Notice of Articles

3.3 (3)	Vertical Short Form Amalgamation Application

3.4 (3)	Certificate of Amalgamation

10.68 (4)	Registration Rights Agreement, dated as of October 22, 2009, by and among Lions Gate Entertainment Corp. and the persons listed on the signature pages thereto.

10.69 (5)	Amendment of Employment Agreement, dated as of November 2, 2009, by and between the Company and Michael Burns.

10.71 (6)	Amendment No. 2 dated as of November 24, 2009 to the Second Amended and Restated Credit, Security, Guaranty and Pledge Agreement dated as of July 25, 2008 among Lions Gate Entertainment Inc., Lions Gate UK Limited and Lions Gate Australia Pty Limited, as Borrowers, the guarantors and lenders referred to therein, JPMorgan Chase Bank, N.A., as Administrative Agent and as Issuing Bank and Wachovia Bank, N.A., as Syndication Agent.

10.72*	Credit, Security, Guaranty and Pledge Agreement dated as of October 6, 2009, among Lions Gate Mandate Financing Vehicle Inc., the guarantors and lenders referred to therein, JPMorgan Chase Bank, N.A., as administrative agent and issuing bank, Union Bank, N.A., as co-administrative agent, syndication agent and joint lead arranger, and Wells Fargo Bank, National Association as documentation agent.

Exhibit
Number	Description of Documents
10.73	Indenture dated as of October 21, 2009 among Lions Gate Entertainment Inc., Lions Gate Entertainment Corp., the guarantors referred to therein and U.S. Bank National Association.

10.74	Pledge and Security Agreement dated as of October 21, 2009 among Lions Gate Entertainment, Inc., the grantors listed therein and U.S. Bank National Association.

10.75	Intercreditor Agreement dated as of October 21, 2009 among JPMorgan Chase Bank, N.A., as administrative agent, U.S. Bank National Association, as collateral agent, Lions Gate Entertainment, Inc. and the loan parties referred to therein.

10.76*	Amendment No. 1, executed on January 22, 2010 and dated as of December 31, 2009, to Credit, Security, Guaranty and Pledge Agreement dated as of October 6, 2009, among Lions Gate Mandate Financing Vehicle Inc., the guarantors and lenders referred to therein, JPMorgan Chase Bank, N.A., as administrative agent and issuing bank, Union Bank, N.A., as co-administrative agent, syndication agent and joint lead arranger, and Wells Fargo Bank, National Association as documentation agent.

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005 as filed on June 29, 2005.

(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2009 as filed on November 9, 2009.

(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007 as filed on May 30, 2007.

(4)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on October 23, 2009.

(5)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on November 6, 2009.

(6)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on December 1, 2009.

*	Confidential treatment has been requested for portions of this exhibit. Portions of this document have been omitted and submitted separately to the Securities and Exchange Commission.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIONS GATE ENTERTAINMENT CORP.
By:	/s/ James Keegan
	Name:	James Keegan
Title: Duly Authorized Officer and Chief Financial Officer

Date: February 9, 2010