Form 10-K
period 2010-03-31
LIONS GATE ENTERTAINMENT CORP /CN/
filed 2010-06-01
CIK 929351

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2010
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
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 30, 2009 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $565,496,723, based on the closing sale price as reported on the New York Stock Exchange.
     As of May 21, 2010, 118,108,487 shares of the registrant’s no par value common shares were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A and relating to the registrant’s 2010 annual meeting of shareholders are incorporated by reference into Part III.

FORWARD-LOOKING STATEMENTS
          This report contains statements that are, or may deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terminology, including the terms “may,” “intend,” “will,” “could,” “would,” “expect,” “anticipate,” “potential,” “believe,” “estimate,” “plan,” “project,” “forecast,” or the negative of these terms, as applicable, and similar expressions intended to identify forward-looking statements.
          These forward-looking statements are not guarantees of future performance – they reflect Lions Gate Entertainment Corp.’s current views with respect to future events and are based on assumptions and are subject to risks and uncertainties. Also, these forward-looking statements present our estimates and assumptions only as of the date of this report. Except for our ongoing obligation to disclose material information as required by federal securities laws, we do not intend to update you concerning any new information, future revisions, events or otherwise to any forward-looking statements to reflect events or circumstances occurring after the date of this report.
          Our actual results of operations, financial condition and liquidity and the development of the industry in which we operate may differ materially and adversely from what is expressed or forecasted in the forward-looking statements as a result of various important factors, including, but not limited to, the substantial investment of capital required to produce and market films and television series, increased costs for producing and marketing feature films, budget overruns, limitations imposed by our credit facilities and notes, unpredictability of the commercial success of our motion pictures and television programming, the cost of defending our intellectual property, difficulties in integrating acquired businesses, technological changes and other trends affecting the entertainment industry, and the risk factors found under the heading “Risk Factors” found elsewhere in this report. In addition, even if our results of operations, financial condition and liquidity, and the development of the industry in which we operate are consistent with the forward-looking statements contained in this report, those results or developments may not be indicative of results or developments in subsequent periods.
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
          We have released approximately 15 motion pictures theatrically per year for the last three years, which include films we develop and produce in-house, as well as films that we acquire from third parties. In fiscal 2010, we released 10 motion pictures theatrically due, in part, to a crowded marketplace and our desire to invest in our television and channel businesses to achieve an even more balanced mix. In fiscal 2011, we intend to increase our diversified theatrical slate to approximately 13 motion pictures to capitalize on a resurgent theatrical box office and thinning competitive ranks, and we anticipate a more normalized slate of 12 to 15 motion pictures annually going forward. Additionally, we have delivered approximately 75 hours of television programming on average for the last three years, primarily prime time television series for the cable and broadcast networks. In fiscal 2011, we intend to deliver approximately 78 hours of television programming.
          We currently distribute our library of approximately 8,000 motion picture titles and approximately 4,000 television episodes and programs directly to retailers, video rental stores, DVD rental kiosks, and pay and free television channels in the United States, Canada, the United Kingdom and Ireland, through various digital media platforms, and indirectly to other international markets through our subsidiaries and various third parties. We also distribute our library through our various platforms including:
•	TV Guide Network, TV Guide Network On Demand and TV Guide Online (www.tvguide.com) (collectively, “TV Guide Network”), our joint ventures with One Equity Partners (“OEP”), the global private equity investment arm of JPMorgan Chase, N.A.;

•	Studio 3 Partners LLC (“EPIX”), our joint venture with Viacom Inc. (“Viacom”), Paramount Pictures Corporation (“Paramount”) and Metro-Goldwyn-Mayer Studios Inc. (“MGM”);

•	Tiger Gate Entertainment Limited (“Tiger Gate”), our joint venture with Saban Capital Group, Inc. (“SCG”) and

•	Horror Entertainment, LLC (“FEARnet”), our joint venture with Sony Pictures Entertainment Inc. (“Sony”) and Comcast Corporation (“Comcast”).
          In order to maximize our profit, we attempt to maintain a disciplined approach to acquisition, production and distribution of projects by balancing our financial risks against the probability of commercial success for each project. A key element of this strategy is to invest in or acquire individual properties, including films and television programs, libraries, and entertainment studios and companies which enhance our competitive position in the industry, generate significant long-term returns and build a diversified foundation for future growth. As part of this strategy, we have acquired, integrated and/or consolidated into our business the following:
•	TV Guide Network, one of the 30 most widely distributed general entertainment cable networks in the United States, including TV Guide Network On Demand and TV Guide Online (www.tvguide.com), a leading online navigational tool and provider of television listings and video and other entertainment content (we acquired TV Guide Network in February 2009 and sold a 49% interest to OEP in May 2009);

•	Mandate Pictures, LLC (“Mandate Pictures”), a worldwide independent film producer, financier and distributor (acquired in September 2007);

•	Maple Pictures Corp. (“Maple Pictures”), a Canadian film, television and home video distributor (consolidated effective July 2007);

•	Debmar-Mercury, LLC (“Debmar-Mercury”), a leading independent syndicator of film and television packages (acquired in July 2006);

•	Redbus Film Distribution Ltd. and Redbus Pictures (collectively, “Redbus” and currently, Lions Gate UK Ltd. (“Lionsgate UK”)), an independent film distributor, which provides us the ability to self-distribute our motion pictures in the United

Kingdom and Ireland and included the acquisition of the Redbus library of approximately 130 films (acquired in October 2005);

•	Certain of the film assets and accounts receivable of Modern Entertainment, Ltd., a licensor of film rights to DVD distributors, broadcasters and cable networks (acquired in August 2005);

•	Artisan Entertainment, Inc. (“Artisan Entertainment”), a diversified motion picture, family and home entertainment company (acquired in December 2003); and

•	Trimark Holdings, Inc., a worldwide distributor of entertainment content (acquired in October 2000).
          As part of this strategy, we also have ownership interests in the following:
•	Tiger Gate, an operator of pay television channels and a distributor of television programming and action and horror films across Asia (joint venture entered into in April 2010);

•	EPIX, a joint venture entered into to create a premium television channel and subscription video-on-demand service (entered into in April 2008);

•	Elevation Sales Limited (“Elevation”), a United Kingdom based home entertainment distributor (interest acquired in July 2007);

•	Roadside Attractions, LLC (“Roadside”), an independent theatrical distribution company (interest acquired in July 2007);

•	NextPoint, Inc. (“Break.com”), an online video entertainment service provider (interest acquired in June 2007); and

•	FEARnet, a multiplatform programming and content service provider (interest acquired in October 2006).
          Our investments and acquisitions support our strategy of diversifying our company in an attempt to create a multiplatform global industry leader in entertainment.
          Our Industry
          Motion Pictures
          General. According to the Motion Picture Association of America’s U.S. Theatrical Market: 2009 Statistics, domestic box office (which includes the United States and Canada) grew to another historic high of approximately $10.6 billion in 2009, compared to approximately $9.8 billion in 2008, a 10.1% increase, and up 20.3% over the past five years. The 3-D market was a key growth driver –11% of 2009 box office, or $1.1 billion, came from 3-D showings. Worldwide box office also reached an all time high of approximately $29.9 billion in 2009, compared to approximately $27.8 billion in 2008, a 7.6% increase. International box office ($19.3 billion) made up 64% of the 2009 worldwide total, while domestic box office ($10.6 billion) made up 36%, a proportion consistent with the last several years. Domestic theatrical admissions, or tickets sold, reached a five year high at $1.4 billion in 2009, a 5.5% increase from 2008, the first increase in two years.
          Competition. Major studios have historically dominated the motion picture industry. The term “major studios” is generally regarded in the entertainment industry to mean Paramount, Sony, Twentieth Century Fox Film Corp., Universal Pictures, Walt Disney Studios Motion Pictures and Warner Bros. Entertainment, Inc. All of these companies are owned by media conglomerates with a variety of operations, including studios, television networks, cable channels and distribution divisions, including the major studios and independent production companies. These studios have historically produced and distributed the majority of theatrical motion pictures released annually in the United States.
          Competitors less diversified than the “major studios” include DreamWorks Animation SKG, Inc., Summit Entertainment, The Weinstein Company and MGM. These “independent” motion picture production companies, including many smaller production companies, have also played an important role in the worldwide feature film market. Independent films have gained wider market approval and increased share of overall box office receipts in recent years. Lionsgate is a diversified next generation studio that competes directly with both major studios and independents in its various businesses, although it operates with a different business model and cost structure than the major studios.
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
          International theatrical distribution (outside of the United States and Canada) generally follows the same cycle as domestic theatrical distribution. Historically, the international distribution cycle begins a few months after the start of the domestic distribution cycle. However, the increasing sophistication of film piracy operations in international markets, as well as the ease with which the dominant DVD format can be copied, has resulted in a much higher percentage of films being released simultaneously to the United States and international markets.
     Home Entertainment
          Home entertainment distribution involves the marketing, promotion and sale and/or lease of DVDs and Blu-ray discs to wholesalers and retailers who then sell or rent the DVDs and Blu-ray discs to consumers for private viewing and through various digital media platforms (i.e., electronic sell-through or “EST”). The calendar year 2009 marked a year of declined consumer spend for home entertainment. According to the Digital Entertainment Group (the “DEG”), home entertainment spend, including on-demand, declined by about 5% in 2009 to about $20 billion. Generally, weakness in the overall economy has been cited as a primary reason for this decline in spend.
          Past growth in the home entertainment sector has been driven in part, by increased Blu-ray penetration. This is anticipated to resume in upcoming years from Blu-ray and other technological enhancements including EST, enhanced video and audio quality, and special features such as inclusion of previously-deleted scenes, film commentaries and “behind the scenes” footage. Indeed, according to a June 2009 FutureSource Consulting report, in 2010, Blu-ray (which has been growing steadily and significantly over the last three years), is projected to, in part, achieve replacement value for falling DVD revenue. Additionally, according to the DEG, the number of Blu-ray playback devices in homes increased to 17 million in 2009, up 76% compared to year-end 2008. The continued increase in digital delivery of content is also expected to foster long-term growth of the overall home entertainment business.
     Television Programming
          The market for television programming is composed primarily of the broadcast television networks (such as ABC, CBS, CW, Fox and NBC), pay and basic cable networks (such as AMC, HBO, MTV, Showtime, Starz, TV Guide Network, VH1 and USA Network) and syndicators of first-run programming (such as Sony Pictures Television, CBS Paramount Distribution and ABC Studios) which license programs on a station-by-station basis. Continued growth in the cable and satellite television markets has driven increased demand for nearly all genres of television programming. We expect key drivers to include the success of the cable industry’s bundled services, increased average revenue per user, reduced number of participants discontinuing services and accelerated ad spend growth. Increased capacity for channels on upgraded digital cable systems and satellite television has led to the launch of new networks seeking programming to compete with traditional broadcast networks as well as other existing networks.
     Cable and Satellite Television Distribution
          The cable and satellite television industry is comprised primarily of cable and satellite multiple system operators (“MSOs”) that provide cable and satellite television service to their subscribers, and cable and satellite channels that provide programming content to the system operators for distribution to their subscribers. The operators generally pay a per subscriber carriage fee for the right to distribute a channel to their systems with the highest fees going to those channels with the most viewers. Operators seek to create a mix of channels that will be attractive to their subscriber base to gain new subscribers and to reduce subscriber turnover. Cable and satellite channels are generally more clearly branded than broadcast networks and provide content that reflects those brands. Branding helps the channels target a more specific demographic so that they can better attract advertisers seeking to reach that audience.
     Digital Media
          Growth in the digital market and EST has been driven, in part, by broadband penetration. According to the 2009 Deloitte Touche “State of Media Democracy” report, 82% of United States households have either broadband digital subscriber lines (“DSL”) or broadband cable internet access. The increase in broadband penetration will further aid in the growth of digital revenue for the home entertainment business. Indeed, in 2009, Adams Media Research reported that industry-wide revenue from digital EST (not including downloads of television episodes) grew 38%, while digital delivery (Internet based) video-on-demand grew by 33%.
The Company
     Production
          Motion Pictures. The motion picture industry is generally composed of two major business segments: production and distribution. Production consists of the “greenlighting” and financing of motion pictures, as well as the development of the screenplay and the actual filming activities and post-filming editing/post-production process. We have historically produced motion pictures with production budgets of $35 million or less. Films intended for theatrical release are generally budgeted between $5 million and $35 million (although, from time to time, we have and are willing to consider larger budgets), and films intended for release directly to video or cable television are generally budgeted between $1 million and $5 million. We take a disciplined approach to film production, with the goal of producing content that we can distribute to theatrical and ancillary markets, which include home video, pay and free television, on-demand services and digital media platforms, both domestically and internationally.
          In fiscal 2010, we produced, participated in the production of, or completed or substantially completed principal photography (the phase of film production during which most of the filming takes place) of the following motion pictures:
•	Tyler Perry’s I Can Do Bad All By Myself — When Madea, a pistol-packing grandma, catches sixteen-year-old Jennifer and her two younger brothers looting her home, she decides to take matters into her own hands and delivers the young delinquents to the only relative they have: their aunt April. A heavy-drinking nightclub singer who lives off of Raymond, her married boyfriend, April wants nothing to do with the kids. But her attitude begins to change when Sandino, a handsome Mexican immigrant looking for work, moves into April’s basement room and challenges April to open her heart (released in September 2009).

•	Saw VI — Special Agent Strahm is dead, and Detective Hoffman has emerged as the unchallenged successor to Jigsaw’s legacy. However, when the FBI draws closer to Hoffman, he is forced to set a game into motion, and Jigsaw’s grand scheme is finally understood (released in October 2009).

•	Daybreakers — The year is 2019. A mysterious plague has swept over the earth, transforming the majority of the world’s population into vampires. Humans are now an endangered, second-class species – forced into hiding as they are hunted and farmed for vampire consumption to the brink of extinction. It’s all up to Edward Dalton, a vampire researcher who refuses to feed on human blood, to perfect a blood substitute that might sustain vampires and spare the few remaining humans (released in January 2010).

•	Tyler Perry’s Why Did I Get Married Too — Gathered together in the Bahamas for their annual one-week reunion, four close couples eagerly reconnect, sharing news about their lives and relationships. But their intimate week in paradise is disrupted by the unexpected arrival of Sheila’s ex-husband, Mike, who hopes to break up her new marriage with Troy and win her back. The others soon realize they too are not immune to the challenges of commitment and fidelity (released in April 2010).

•	Killers — A woman’s seemingly perfect life is thrown upside down when she discovers that her husband was a former spy. Now, someone from his past puts a hit out on him, but the hit has a catch: it was put out three years ago to become active on his 35th birthday. Everyone in their seemingly perfect suburban life is now a suspect who may want to kill them.

•	Warrior — Combining the enormous success of MMA with the historical success of inspirational sports movies, Warrior is the first Rocky-like story for the millennium, combining the enormous success of mixed martial arts with the historical success of inspirational sports movies. Two estranged brothers compete in a mixed-martial arts tournament—fighting for the love of their father, the survival of their families and the redemption of their past.

•	Saw VII 3-D — The latest installment of the most successful horror franchise in movie history in vivid, chilling 3-D. As a deadly battle rages over Jigsaw’s brutal legacy, a group of Jigsaw survivors gather to seek the support of self-help guru and fellow survivor Bobby Dagen, a man whose own dark secrets unleash a new wave of terror.

•	The Next Three Days — Based on the incredibly tense French film Pour Elle, Lara and John are leading a perfectly happy family life with their young son Luke. But one morning their world falls apart when the police come to their home and arrest Lara for murder, sentencing her to life behind bars. Convinced of her innocence, John is finally left with no options except to free Lara from prison. With impossible odds and his own inexperience stacked against him, John devises an elaborate escape plot and plunges into a dangerous and unfamiliar world, ultimately risking everything to save the woman he loves.

•	Alpha and Omega 3-D — In this 3-D animated adventure from the creator of Open Season, Kate, a skilled Alpha wolf, and Humphrey, a fun loving Omega, are taken by humans to a national park far from their home. Despite pack law forbidding Alphas and Omegas to mix, mingle or mate the two must work together to make it back.
          The following motion pictures are currently in or slated for production in fiscal 2011:
•	For Colored Girls Who Have Considered Suicide When the Rainbow Is Enuf — The film adaptation of the classic play. Eight women find their lives all impacted by a tragic event that befalls one of them: the death of her children at the hands of their mentally unstable father. Though each woman has her own struggle she is dealing with — from abortion to date rape — they all find strength in the local community center to allow them to get through their trying times and come through it together triumphantly.

•	Tyler Perry’s Madea’s Big Happy Family — Based on Tyler Perry’s smash hit play, Madea is back and this time, she brings her wisdom and comedy to a family who must come together to overcome tragedy and learn the true meaning of life.

•	Abduction — High school senior Nathan Harper discovers during a sociology project that he looks eerily close to a picture of a missing child from 1994. Partnered with Karen, his school crush, Nathan investigates his true identity to find out he’s been in a deep cover protection program, and his questioning has unleashed unknown forces who want him dead. On a race for their lives, Nathan and Karen must outrun the local cops, the CIA, and Serbian hitmen bent on revenge, while Nathan realizes that everyone is after him because of who he really is: the son of the United States’ most important secret agent.

•	Conan — Based on the novels of Robert E. Howard, this is the epic tale of a Cimmerian child who grows into a man who seeks revenge against the warlord who massacred his tribe.

•	North of the North — A 3-D animated film about a Polar Bear who comes to New York and becomes a wildly successful mascot for a multinational corporation. He makes appearances on talk shows, does publicity stunts at iconic New York locations, stars in commercials and of course has all the amenities one would expect for someone of his stature. However, he soon discovers that without the natural beauty of his arctic ice being an entertainment icon isn’t all that it’s cracked up to be.

•	Lincoln Lawyer — When Mickey Haller, an attorney with questionable ethics who works out of the back of his Lincoln Towncar, is hired by Louis Roulet, a Hollywood playboy accused of murder, he foresees a big payday for the highest profile case he has ever had. However, as Mickey investigates further, he begins to suspect that his client is guilty of a murder for which he successfully prosecuted another man.

•	One for the Money — A down-on-her-luck New Jersey woman convinces her bail bondsman cousin to give her a shot as a bounty hunter. Her first assignment is to track down a former cop on the run for murder—the same man who broke her heart years before.
          Our production team attempts to produce films with disciplined budgets that have commercial potential. First, our production division reviews hundreds of scripts, looking for material that will attract top talent (primarily actors and directors). We then actively develop such scripts, working with the major talent agencies and producers to recruit talent that appeals to the film’s target audience. We believe the commercial and/or critical success of our films should enhance our reputation and continue to give us access to top talent, scripts and projects. We often develop films in targeted niche markets in which we can achieve a sustainable competitive advantage, as evidenced by the successes of our horror films, including the Saw franchise, and our urban films, including the Tyler Perry franchise.
          The decision whether to “greenlight” (or proceed with production of) a film is a diligent process that involves many of our key executives. Generally, the production division presents projects to a committee comprised of the heads of our production, theatrical distribution, home entertainment, international distribution, legal and finance departments. In this process, scripts are evaluated for both artistic merit and commercial viability. The committee considers the entire package, including the script, the talent that may be attached or pursued and the production division’s initial budget. They also discuss talent and story elements that could make the project more successful. Next, the heads of domestic and international distribution prepare estimates of projected revenues and the costs of marketing and distributing the film. Our finance and legal professionals then review the projections and financing options, and the committee decides whether the picture is worth pursuing by balancing the risk of a production against its potential for financial success or failure. The final “greenlight” decision is made by our corporate senior management team, headed by our President of the Motion Picture Group and our Chief Executive Officer.
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
          In addition, many states and foreign countries have implemented incentive programs designed to attract film production to their jurisdiction as a means of economic development. Government incentives typically take the form of sales tax refunds, transferable tax credits, refundable tax credits, direct subsidies or cash rebates, which are calculated based on the amount of money spent in the particular jurisdiction in connection with the production. Each jurisdiction determines the regulations that must be complied with, as well as the conditions that must be satisfied, in order for a production to qualify for the rebate. We use certain Canadian tax credits, German tax structures, United Kingdom subsidy programs, domestic state tax incentives and/or programs (in such states as New Mexico, Massachusetts and Pennsylvania) and other structures that may help reduce our financial risk.
          Television. Our television business consists of the development, production and worldwide distribution of television productions including television series, television movies and mini-series and non-fiction programming. Television revenues are primarily derived from the licensing of our productions and acquired films to the domestic cable, free and pay television markets. As with film production, we use similar tax credits, structures, subsidies, incentives and programs for television production in order to employ fiscally responsible deal structures.
          During fiscal 2010, we delivered approximately 111 episodes of domestic television programming. Domestic television programming may include one-hour and half-hour dramas, mini-series, animated series and reality and non-fiction programming. In fiscal 2011, we intend to have at least six series on the air, comprising approximately 113 episodes, and may also have mini-series and limited series slated for production.
Series. In fiscal 2010, we delivered the following:
• 13 episodes of the third season of the Emmy, Golden Globe and Peabody Award-winning series Mad Men, a one-hour drama starring Jon Hamm for the AMC Network;
• 13 episodes of the fifth season of the series Weeds, a half-hour comedy starring Mary-Louise Parker, Elizabeth Perkins and Kevin Nealon for Showtime;
• 13 episodes of the second season of Crash, a one-hour drama series based on the Academy Award® winning Best Picture, for Starz Entertainment;
• 13 episodes of the first season of Blue Mountain State, a half-hour comedy for Spike TV;

• 24 episodes of the first and second seasons of Nurse Jackie, a half-hour comedy starring Edie Falco for Showtime;
• 10 episodes of Paris Hilton: My New BFF Season 2, a reality show for MTV (in collaboration with Ish Entertainment, LLC (“Ish”));
• 8 episodes of Paris Hilton: My New BFF UK, a reality show for TV Guide Network (in collaboration with ITV);
• 10 episodes of My Antonio, a reality show for MTV (in collaboration with Ish); and
• 7 episodes of Gone Too Far, a reality show starring the late DJ A.M. for MTV (in collaboration with Ish).
In fiscal 2011, we intend to deliver the following:
• 13 episodes of the fourth season of Mad Men;
• 13 episodes of the sixth season of Weeds;
• 12 episodes of the third season of Nurse Jackie;
• 12 episodes of the second season of Blue Mountain State;
• 13 episodes of the first season of Tough Trade, a one-hour drama starring Sam Shepard, and the first original series for EPIX;
• 13 episodes of the first season of Running Wilde, a half-hour comedy starring Will Arnett and Keri Russell for Fox;
• 13 episodes of the first season of Playing With Guns, a half-hour comedy starring Danny Masterson and Joey Kern for Spike TV;
• 9 episodes of Paris Hilton’s BFF Dubai, a reality show for TV Guide Network (in collaboration with Ish);
• 8 episodes of Scream Queens Season 2, a reality competition show for MTV; and
• 6 episodes of Stanley Park, a half-hour comedy for the BBC in the United Kingdom.
          Animation. We are involved in the development, acquisition, production and distribution of a number of animation projects for full theatrical release, television and DVD release.
DVD Production — We have released seven direct-to-video animated movies with Marvel Entertainment Inc. (“Marvel”) which include Ultimate Avengers, Ultimate Avengers 2, The Invincible Iron Man, Doctor Strange, Next Avengers: Heroes of Tomorrow and Hulk vs. Thor/Wolverine and, in the fourth quarter of fiscal 2010, Planet Hulk. We expect to release Thor, Tales of Asgard in fiscal 2011.
Television Production — In 2009, we delivered 26 half-hours and five films of a comedic action adventure series (based on the well-known franchise Speed Racer) to Nickelodeon Networks, which was produced by Animation Collective of New York City. All 26 episodes aired in fiscal 2009. Additionally, the first DVD of Speed Racer, The Next Generation was released in the first quarter of fiscal 2009, the second DVD was released in the third quarter of 2009 and the third DVD was released in the second quarter of fiscal 2010. We are handling international sales, overseeing merchandising and licensing as well as distributing the DVD of this adventure series. Nickelodeon Networks has ordered a second 26 half-hour season of the adventure series, expected to be delivered in fiscal 2011.
Theatrical Films — We are currently in final delivery on Alpha and Omega, a 3-D animated film starring Justin Long, Hayden Panettiere, Christina Ricci, Danny Glover and Dennis Hopper with our partner, Crest Animation. The film is the first picture developed under a co-finance deal with Crest Animation and is from the creator of Open Season, a Sony Pictures Animation CGI film. The film is slated for release in the fourth quarter of fiscal 2011. Building on our relationship with Crest Animation, in February 2010, we announced our second production in a multi-picture deal, Norm of the North. We anticipate delivery of this 3-D animated movie in the fourth quarter of fiscal 2012, which we will be distributing domestically.

          Television Movies, Mini-Series and Specials. From time to time, we also are involved in the development, acquisition, production and distribution of television content in the movie-of-the-week, mini-series and reality special formats. During fiscal 2010, we delivered Street Dogs of LA, a two-hour documentary for Animal Planet.
          Music. Our music department creatively oversees music for our theatrical and television slate, as well as the music needs of other areas within our company. Our music strategy is to service the creative division’s music needs, while building a business that focuses on healthy growth areas of the music business, specifically, music publishing assets, live projects and improving soundtrack distribution. Unlike music publishers, whose revenue has historically been dependent upon royalties generated by record sales, our publishing revenue derives primarily from performance royalties generated by the theatrical exhibition of our films and the television broadcast of our productions.
          In fiscal 2010, we distributed more than 10,000 units of Repo: The Genetic Opera soundtracks exclusively through a relationship with Hot Topic, Inc. We also released soundtrack albums to our top television shows (Weeds, Mad Men and Nurse Jackie), while continuing to evolve our record label by acquiring soundtracks from our film partners (Daybreakers and The Imaginarium of Dr. Parnassus).
     Distribution
          Domestic Theatrical Distribution. “Distribution” refers to the marketing and commercial or retail exploitation of motion pictures. We distribute motion pictures directly to United States movie theaters. Generally, distributors and exhibitors (theater owners) will enter into agreements whereby the exhibitor retains a portion of the “gross box office receipts,” which are the admissions paid at the box office. The balance (i.e., gross film rentals) is remitted to the distributor.
          Over the past 11 years, our releases have included the following in-house productions or co-productions:

Title	Principal Actors
Akeelah and the Bee	Keke Palmer, Laurence Fishburne, Angela Bassett
Crank	Jason Statham, Amy Smart
Crank: High Voltage	Jason Statham, Amy Smart, Bai Ling
Employee of the Month	Dane Cook, Jessica Simpson, Dax Shepherd
Facing Ali	Documentary
Godsend	Robert DeNiro, Greg Kinnear, Rebecca Romijn Stamos
Good Luck Chuck	Jessica Alba, Dane Cook
Grizzly Man	Documentary
Monster’s Ball	Halle Berry, Billy Bob Thornton
My Best Friend’s Girl	Kate Hudson, Dane Cook
My Bloody Valentine 3-D	Jensen Ackles, Jamie King
Pride	Bernie Mac, Terrence Howard
Punisher: War Zone	Ray Stevenson, Julie Benz, Dominic West
The Eye	Jessica Alba
The Punisher	John Travolta, Thomas Jane
The Spirit	Gabriel Macht, Samuel Jackson, Scarlett Johansson, Eva Mendes
The U.S. vs. John Lennon	Documentary
Saw II	Donnie Wahlberg, Tobin Bell, Shawnee Smith
Saw III	Tobin Bell, Shawnee Smith, Bahar Soomekh, Angus MacFayden
Saw IV	Tobin Bell
Saw V	Tobin Bell, Scott Patterson
Tyler Perry’s Diary of a Mad Black Woman	Tyler Perry, Steve Harris, Shemar Moore
Tyler Perry’s I Can Do Bad All By Myself	Taraji P. Henson, Janet Jackson, Louis Gossett Jr.
Tyler Perry’s Madea’s Family Reunion	Tyler Perry
Tyler Perry’s Madea Goes To Jail	Tyler Perry, Keke Palmer, Keisha Knight Pulliam, Derek Luke
Tyler Perry’s Meet The Browns	Tyler Perry, Angela Bassett
Tyler Perry’s Why Did I Get Married?	Tyler Perry, Janet Jackson
Tyler Perry’s The Family That Preys	Tyler Perry, Alfre Woodard, Kathie Bates
War	Jet Li, Jason Statham

          Motion pictures that we have acquired and distributed in this same time period include the following:

Title	Principal Actors
3:10 to Yuma	Russell Crowe, Christian Bale
Bangkok Dangerous	Nicolas Cage
Brothers	Jake Gyllenhaal, Natalie Portman, Tobey Maguire
Crash	Don Cheadle, Sandra Bullock, Matt Dillon, Brendan Fraser
Daybreakers	Ethan Hawke, Willem Dafoe, Sam Neill
Dogma	Ben Affleck, Matt Damon, Chris Rock
Fahrenheit 9/11	Documentary
From Paris With Love	John Travolta, Jonathan Rhys Meyers
Gamer	Gerard Butler, John Leguizamo, Milo Ventimiglia, Kyra Sedgwick
Girl With A Pearl Earring	Scarlett Johannson, Colin Firth
Hard Candy	Patrick Wilson, Ellen Page
Kick-Ass	Nicolas Cage, Christopher Mintz-Plasse, Aaron Johnson, Chloe Moretz
Lord of War	Nicolas Cage, Ethan Hawke, Jared Leto, Bridget Moynahan
More Than A Game	LeBron James
New In Town	Renee Zellwegger, Harry Connick Jr.
The Bank Job	Jason Statham
The Cooler	Alec Baldwin, William H. Macy, Maria Bello
The Descent	Shauna Macdonald, Natalie Jackson Mendoza, Alex Reid, Saskia Mulder
The Forbidden Kingdom	Jet Li, Jackie Chan
The Haunting In Connecticut	Virginia Madsen
O	Julia Stiles, Mekhi Phifer
Open Water	Blanchard Ryan, Daniel Travis
Precious: Based on the Novel PUSH by Sapphire	Gabourey Sidibe, Mo’Nique, Paula Patton, Maria Carey
Rambo	Sylvester Stallone
Religulous	Bill Maher
Saw	Danny Glover, Monica Potter, Cary Elwes
Sicko	Documentary
The Spy Next Door	Jackie Chan, George Lopez, Billy Ray Cyrus
Transporter 3	Jason Statham
          In the last 11 years, films we have distributed have earned 37 Academy Award nominations and won nine Academy Awards, and have been nominated for and won numerous Golden Globe, Screen Actors Guild, BAFTA and Independent Spirit Awards.
          We have released approximately 15 motion pictures theatrically per year for the last three years, which include films we develop and produce in-house, as well as films that we acquire from third parties. In fiscal 2011, we intend to release approximately 13 motion pictures theatrically, which includes our in-house productions, co-productions and acquisitions. Our approach to acquiring films for theatrical release is similar to our approach to film production. We generally seek to limit our financial exposure while adding films of quality and commercial viability to our release schedule and our video library. The decision to acquire a motion picture for theatrical release entails a process involving our key executives from the releasing, home entertainment and acquisitions departments, as well as corporate senior management. The team meets to discuss a film’s expected critical reaction, marketability, and potential for commercial success, as well as the cost to acquire the picture, the estimated distribution and marketing expenses (typically called “P&A” or “prints and advertising”) required to bring the film to its widest possible target audience and ancillary market potential after its theatrical release. Generally, we release films on a wide basis, typically to more than 2,000 screens nationwide.
          We construct release schedules taking into account moviegoer attendance patterns and competition from other studios’ scheduled theatrical releases. We use either wide or limited initial releases, depending on the film. We generally spend significantly less on P&A for a given film than a major studio and we design our marketing plans to cost-effectively reach a large audience.
          Our remaining fiscal 2011 theatrical release schedule may include (in anticipated order of release):

			Produced*	Approximate
Title	Summary	Principal Actors	or Acquired	Release Date
Killers	A woman’s seemingly perfect life is thrown upside down when she discovers that her husband was as a former spy. Now — someone from his past puts a hit out on him, but the hit has a catch: it was put out three years ago to become active on his 35th birthday. Everyone in their seemingly perfect suburban life is now a suspect who may want to kill them.	Katherine Heigl, Ashton Kutcher	Produced	June 2010

			Produced*	Approximate
Title	Summary	Principal Actors	or Acquired	Release Date

The Expendables	The only life they’ve known is war. The only loyalty they have is to each other. They are the Expendables. Living life in the fringes of the law, these hardened mercenaries take on what appears to be a routine assignment: a covert, CIA-funded operation to infiltrate the South American country of Vilena and overthrow its ruthless dictator, General Garza. But when their job is revealed to be a suicide mission, the men are faced with a deadly choice, one that might redeem their souls, or destroy their brotherhood forever.	Sylvester Stallone, Jason Statham, Jet Li, Dolph Lungren, Eric Roberts, Randy Couture, Steve Austin	Acquired	August 2010

The Last Exorcism	After a career spent helping the devout through prayer and trickery, Reverend Cotton Marcus invites a film crew to document his final fraudulent days as an exorcist. Soon his faith is truly tested when a desperate plea from the father of a possessed girl brings him face to face with the devil himself.	Patrick Fabian, Ashley Bell	Acquired	August 2010

Warrior	Combining the enormous success of MMA with the historical success of inspirational sports movies, Warrior is the first Rocky-like story for the millennium, combining the enormous success of mixed martial arts with the historical success of inspirational sports movies. Two estranged brothers compete in a mixed-martial arts tournament—fighting for the love of their father, the survival of their families and the redemption of their past.	Tom Hardy, Nick Nolte, Joel Edgerton	Produced	September 2010

Buried	Paul Conroy is not ready to die. But when he wakes up six feet underground with no idea of who put him there or why, life for the truck driver and family man instantly becomes a hellish struggle for survival. Buried with only a cell phone and a lighter, his contact with the outside world and ability to piece together clues that could help him discover his location are maddeningly limited. Poor reception, a rapidly draining battery, and a dwindling oxygen supply become his worst enemies in a tightly confined race against time, fighting panic, despair and delirium, Paul has only ninety minutes to be rescued before his worst nightmare comes true.	Ryan Reynolds	Acquired	October 2010

Alpha and Omega 3-D	In this 3-D animated adventure from the creator of Open Season, Kate, a skilled Alpha wolf, and Humphrey, a fun loving Omega, are taken by humans to a national park far from their home. Despite pack law forbidding Alphas and Omegas to mix, mingle or mate the two must work together to make it back.	Christina Ricci, Justin Long, Hayden Panettiere	Produced	October 2010

Saw VII 3-D	The latest installment of the most successful horror franchise in movie history in vivid, chilling 3-D. As a deadly battle rages over Jigsaw’s brutal legacy, a group of Jigsaw survivors gathers to seek the support of self-help guru and fellow survivor Bobby Dagen, a man whose own dark secrets unleash a new wave of terror.	Tobin Bell, Carey Elwes, Costas Mandylor	Produced	October 2010

The Next Three Days	Based on the incredibly tense French film Pour Elle, Lara and John are leading a perfectly happy family life with their young son Luke. But one morning their world falls apart when the police come to their home and arrest Lara for murder, sentencing her to life behind bars. Convinced of her innocence, John is finally left with no options except to free Lara from prison. With impossible odds and his own inexperience stacked against him, John devises an elaborate escape plot and plunges into a dangerous and unfamiliar world, ultimately risking everything to save the woman he loves.	Russell Crowe, Elizabeth Banks, Liam Neeson	Acquired	November 2010

For Colored Girls Who Have Considered Suicide When the Rainbow is Enuf	The film adaptation of the classic play. Eight women find their lives all impacted by a tragic event that befalls one of them: the death of her children at the hands of their mentally unstable father. Though each woman has her own struggle she is dealing with — from abortion to date rape -they all find strength in the local community center to allow them to get through their trying times and come through it together triumphantly.	Macy Gray, Mariah Carey, Whoopie Goldberg, Janet Jackson	Acquired	January 2011

*	Includes significant participation in production.
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
          Mandate Pictures. Our wholly-owned subsidiary, Mandate Pictures, is a full-service production and financing company. In fiscal 2010, Mandate Pictures released Drew Barrymore’s directorial debut Whip It, distributed by Fox Searchlight. Mandate Pictures’ upcoming film slate includes The Switch, starring Jennifer Aniston and Jason Bateman, to be released by Miramax Films in August 2010, and an untitled comedy starring Joseph Gordon-Levitt, Seth Rogen, Academy-Award® nominated actress Anna Kendrick and

Academy-Award winning actress Anjelica Huston, written. Mandate Pictures’ past theatrical releases include the Academy Award-winning (Best Original Screenplay by Diablo Cody and three other nominations), $231 million world-wide box-office sensation Juno, Nick and Norah’s Infinite Playlist, The Strangers, Mr. Magorium’s Wonder Emporium, Stranger Than Fiction, Harold & Kumar Go to White Castle and its sequel, Harold & Kumar Escape From Guantanamo Bay. Mandate Pictures’ current development and production slate includes, among others, the remake of the French hit “LOL (Laughing Out Loud)” starring Miley Cyrus and Demi Moore, and a remake of the highly-acclaimed South Korean action-adventure/epic, Old Boy. The third installment of the Harold & Kumar series will go into production in summer 2010.
          Mandate Pictures also maintains a partnership with Ghost House Pictures (“Ghost House”), formed with filmmakers Sam Raimi (Spider-Man and Evil Dead Franchises) and Rob Tapert as a production label dedicated to the financing, development and production of films in the horror/thriller genre. Under this partnership, Mandate Pictures has most recently produced Drag Me To Hell, along with such titles as 30 Days of Night, The Grudge I and II, The Messengers and Boogeyman, all of which opened at number one at the domestic box office. Next up is 30 Days of Night: Dark Days to be released by Sony Pictures in Fall 2010. Ghost House’s current development and production slate includes, among others, Panic Attack an original idea with Uruguayan filmmaker and YouTube Federico Alvarez, This Man, written and directed by Bryan Bertino (The Strangers), Burst 3D to be directed by Neil Marshall, and Dibbuk Box, written by Juliet Snowden & Stiles White (Boogeyman). In October 2009, Ghost House established Spooky Pictures, a production label under the Ghost House banner dedicated to the financing, development, production and distribution of scary movies made for the family audience. The first project under the new label, in collaboration with friends and partners Sony Pictures and Stars Road Entertainment’s Joshua Donen, will be The Substitute, written by Scott Derrickson and Paul Harris Boardman.
          Mandate continues to foster talent relationships by inking exclusive production deals with Hollywood’s top writers and directors. Recently, Mandate signed a two-year first-look deal with David Gordon Green, Jody Hill and Danny McBride to produce high concept comedies under the label Rough House Pictures. Combining their creative filmmaking with Mandate’s financing and producing expertise, Rough House is establishing itself as a hub for exciting and bold comedic voices. Projects in development through Rough House’s deal with Mandate Pictures include, among others, L.A.P.I., an action-comedy from writers Michael Diliberti and Matthew Sullivan with Jody Hill attached to direct and Danny McBride attached to star, and an untitled comedy based on an idea by Aziz Ansari and Emmy Award-winning 30 Rock writer Matt Hubbard, written by Harris Wittels (Parks & Recreation), to star Ansari (Funny People, I Love You Man) and Danny McBride (Up In The Air, Pineapple Express).
          Ancillary Markets. In addition to the distribution described above, we also license the right to non-theatrical uses of our films to distributors who in turn make a motion picture available to airlines, hotels, schools, oil rigs, public libraries, prisons, community groups, the armed forces, ships at sea and others.
          International Sales and Distribution. The primary components of our international business are: (i) the licensing and sale of rights in all media of our in-house theatrical titles; (ii) the licensing and sale of third party product on an agency basis; (iii) the licensing and sale of in-house catalog product or libraries of acquired titles (such as those of Artisan Entertainment and Modern Times Group); and, (iv) direct distribution; all of which are on a territory by territory basis through third parties or directly through our international divisions.
Lionsgate International — We sell or license rights in all media on a territory by territory basis (other than the territories in which Lionsgate UK and Maple Pictures sell and distribute) of (i) our in-house Lionsgate theatrical titles, as well as titles from Mandate Pictures and Ghost House, (ii) our catalog product or libraries of acquired titles, and (iii) theatrical product produced by third parties such as Relativity Media, Gold Circle Films, LLC and other independent producers. We often pre-sell international territories to cover a significant portion of the production budget or acquisition cost on new releases. We also leverage our infrastructure to generate revenue through a sales agency business for third party product. Recent high profile films sold by us include: Dear John, starring Channing Tatum and Amanda Seyfried, The Dark Fields, starring Bradley Cooper and Robert DeNiro, Immortals 3-D, starring Henry Cavill, Freida Pinto and Mickey Rourke, Kick-Ass, Killers, Knockout, starring Ewan McGregor, Channing Tatum, Michael Douglas, and Antonio Banderas, LOL, The Next Three Days, Riddick, starring Vin Diesel, Saw VI, Saw VII 3-D, and The Switch.
Lionsgate UK — We self-distribute our motion pictures in the United Kingdom and Ireland through our subsidiary, Lionsgate UK. Elevation, our joint venture with Optimum Releasing/StudioCanal, handles the joint sales and distribution of DVD product for Lionsgate UK. In the last three years, Lionsgate UK has successfully built up a strong third party acquisitions business. In fiscal 2010, half of its theatrical slate was from third party sources, including releasing the Academy Award and British Academy of Film and Television Arts Best Picture winning The Hurt Locker. Lionsgate UK also releases over 50 direct-to-video titles, the majority of which are acquired in the open market. In August 2009, Lionsgate Pictures UK Limited, a wholly owned subsidiary of Lionsgate UK, financed and produced its first feature film production entitled Blitz, a British police thriller starring Jason Statham. International sales were handled by Lionsgate International. Lionsgate UK is expected to release approximately 12 films theatrically in fiscal 2011.

Television — We continue to expand our television business internationally through sales and distribution of original Lionsgate television series, third party television programming and format acquisitions.
Canada — We distribute our motion picture, television and home video product in Canada through Maple Pictures, one of the largest independent distributors in Canada. Maple Pictures also acquires and distributes third party films, including, in fiscal 2010, Academy Award winners The Hurt Locker, which won six awards including Best Picture, and The Cove, which won Best Documentary. Maple Pictures also has an output arrangement with Gold Circle Films, whose films in fiscal 2011 include A Haunting In Georgia. In fiscal 2011, Maple Pictures will also distribute acquired films including Lebanon, which won the Golden Lion at the Venice Film Festival, Nowhere Boy, starring Aaron Johnson, and The Fields, starring Sam Worthington. Maple Pictures is supportive in distribution of Canadian productions as well, which, in fiscal 2011, include Man On a Train, starring Donald Sutherland, and Servitude, being produced through the Canadian Film Centre Comedy Lab.
          Home Video Distribution. Home video distribution includes distribution of films to the home entertainment market, including home video, DVD, Blu-ray, video-on-demand, and digital/electronic distribution. Our United States video distribution operation aims to exploit our filmed and television content library of approximately 12,000 motion picture titles and television episodes and programs. We have established a track record for building on the awareness generated from our theatrical releases and have developed strong positions in children’s, fitness, horror, urban and teen comedy products.
          As noted above, in fiscal 2010, consumer spend declined for home entertainment. Indeed, our home entertainment revenue decreased approximately 10% in fiscal 2010, as compare to fiscal 2009. This decrease is due, mostly in part to fewer theatrical releases in fiscal 2010 as compared to fiscal 2009, and a weakness in the overall economy.
          For the year ended March 31, 2010, however, Blu-ray represented over 10% of new theatrical DVD release revenue from our new theatrical releases, with some titles representing more than 20%. According to data from industry sources, in the year ended March 31, 2010, we held an approximately 5% market share of the Blu-ray theatrical feature film market based on revenue, and for the calendar year ended December 31, 2009, we attained a box-office to Blu-ray conversion rate that was nearly 16% higher than the average rate of the major studios. We expect this percentage to continue to grow as overall consumer revenue from Blu-ray is projected to grow in the next year with improved market conditions and, specifically, our increased fiscal 2011 theatrical slate.
          We maintained our overall market share of combined sell-through and rental consumer spend to approximately 7% for calendar year 2009 with our market share at over 7% for calendar year 2010 to date. In fiscal 2010, we had six theatrical releases on DVD debut at number one or two with Tyler Perry’s Madea Goes to Jail, Haunting in Connecticut, Crank: High Voltage, Tyler Perry’s I Can Do Bad All by Myself, Gamer and Precious, and the top eight fitness releases of the year, Jillian Michael’s 30 Day Shred, Jillian Michael’s No More Trouble Zone, Jillian Michael’s Banish Fat Boost Metabolism, The Biggest Loser — Cardio Max, Dancing with the Stars Latin Cardio Dance, The Biggest Loser — Boot Camp, The Biggest Loser – Last Chance Workout, The Biggest Loser – 30 Day Jump Start, The Biggest Loser — Power Sculpt, and The Biggest Loser — Weight Loss Yoga. Our children’s non-theatrical DVD share in fiscal 2010 was approximately 20%, compared to approximately 13% for fiscal 2009. Additionally, over the past year, our Saw franchise continued as the number one horror franchise in DVD history. According to Adams Media Research, in the year ended December 31, 2009, we continue to achieve one of the highest box-office to DVD conversion rate rates in the industry, maintaining more than a 20% premium over the average rate of our competition. Box-office to DVD conversion rate is calculated as the ratio of the total box-office revenues from a theatrical release compared to the total first cycle DVD release revenues for such theatrical release.
          We directly distribute to the rental market through Blockbuster, Inc. (“Blockbuster”), Netflix, Inc. (“Netflix”) and Rentrak Corporation. In August 2009, we also entered in a multi-year distribution agreement with Redbox Automated Retail, LLC, pursuant to which we made certain of our titles available at the more than 22,000 Redbox DVD rental locations nationwide. We also distribute or sell directly to mass merchandisers, such as Wal-Mart Stores Inc. (“Wal-Mart”), K-Mart, Best Buy Co. Inc. (“Best Buy”), Target Corporation and Costco Wholesale Corporation, and others who buy large volumes of our DVDs and Blu-ray discs to sell directly to consumers. Sales to Wal-Mart accounted for approximately 35% of net home entertainment revenue in fiscal 2010. No other customer accounted for more than 10% of our revenues in fiscal 2010.
          In addition to our theatrical releases each year, we also acquire approximately 65 titles annually that have commercial potential in video and ancillary markets, adding a total of approximately 75 to 80 films to our library each year. We also distribute television product on video, including certain Saturday Night Live product currently in our library (which distribution rights were extended through 2014), the first, second and third seasons of the Emmy award winning AMC series Mad Men, the first, second, third, fourth and fifth seasons of the Emmy award winning Showtime series Weeds, the first season of the Showtime series Secret Diary of A Call Girl, the entire catalog of the comedy series Moonlighting, the entire catalog of the comedy series Will and Grace, the entire catalog of Little House on the Prairie, and certain Disney-ABC Domestic Television series and Comcast series. We also released direct-to-video titles including No Greater Love, Cabin Fever 2, Five Fingers, Wrong Side of Town and Horsemen, and limited theatrical films on DVD including Battle for Terra, More Than a Game, Good Hai, and September Issue.
          Our relationship with Tyler Perry has continued to grow. In addition to the theatrical releases on DVD of Tyler Perry’s Madea Goes to Jail and Tyler Perry’s I Can Do Bad All by Myself, we also released the first, second, third, fourth and fifth volumes of the TBS television series Tyler Perry’s House of Payne. The Tyler Perry franchise has sold over 44 million DVDs in the past four years through our home video distribution.
          Our domestic family entertainment division has established itself as a major home entertainment distributor of children’s product. According to Nielsen Media Research, over the past fiscal year, one in every five children’s non-theatrical DVDs sold in the United States was distributed by Lionsgate, making us the second largest distributor of children’s non-theatrical product. Growth in fiscal 2010 for the division was driven by distribution of HIT Entertainment, Inc. (“HIT Entertainment”) properties, Aardman Animations Ltd.’s (“Aardman Animations”) properties including Wallace & Gromit and Shaun the Sheep, new portfolio additions from LeapFrog Enterprises, Inc. (“LeapFrog”), the Jim Henson Company’s (“Jim Henson”) Fraggle Rock, Marvel’s Wolverine & the X-Men and other animated features, and our catalog of premiere children’s brands including Barbie, Bratz, Care Bears, Clifford the Big Red Dog, Speed Racer and Teenage Mutant Ninja Turtles.
          HIT Entertainment’s extensive portfolio of award-winning children’s programming distributed by us includes the children’s DVD preschool franchises Thomas & Friends and Barney, and the newly CGI-Animated Bob the Builder and Fireman Sam series. In fiscal 2010, Lionsgate launched a new CGI-animated television series broadcasting on PBS entitled Angelina Ballerina with HIT Entertainment, as well as a new Shaun the Sheep spin-off preschool television series to be broadcast on Playhouse Disney entitled Timmy Time with Aardman Animations. Additionally, in 2011, we will continue to produce and distribute direct-to-video family-oriented feature films for educational toy maker LeapFrog and will distribute new DVD premiere animated movies for Care Bears and Bratz. We are also adding and relaunching Jim Henson’s Wubbulous World of Dr. Seuss television series on DVD in fiscal 2011, as well as releasing various classic Jim Henson catalog jewels onto DVD for the first time.
          We remain a leader in the fitness industry as the number one distributor of fitness product in calendar year 2009 and number two distributor in year-to-date 2010. With over 32% market share in fitness DVD revenue, we have a lineup that includes popular series such as Denise Austin, Jillian Michaels, The Biggest Loser and Dancing With The Stars, as well as upcoming titles that feature Billy Blanks Jr., and Jane Fonda. Additionally, Denise Austin remains the largest fitness franchise in the DVD era.
          We continue our direct-to-video horror genre with our arrangement with Ghost House Underground, the film acquisitions company that extends the Ghost House brand to home entertainment. We released four titles in fiscal 2010, including The Children, Seventh Moon, Offspring and Thaw. We expect to release approximately four to six films through this venture in fiscal 2011.
          We also continue our distribution agreement with Disney-ABC Domestic Television under which we obtained the home entertainment distribution rights to select prime time series and library titles from ABC Studios, including According to Jim, starring Jim Belushi and Courtney Thorne-Smith, Reaper, Hope & Faith, starring Kelly Ripa and Faith Ford, 8 Simple Rules...for Dating My Teenage Daughter, starring John Ritter and Katey Sagal, Boy Meets World, starring Ben Savage and Rider Strong, My Wife & Kids, starring Damon Wayans and Tisha Campbell, and Dirt Season 2 starring Courtney Cox.
          Our first-look partnership continues with Comcast, which operates Comcast’s West Coast entertainment properties, under which we obtained the home entertainment distribution rights to series airing on E! Entertainment Television, The Style Network and G4 including Keeping Up with the Kardashians, Kourtney and Khloe Take Miami, Sunset Tan, Snoop Dogg’s Father Hood, and Kimora: Life In The Fab Lane.
          In addition, in fiscal 2010, we obtained the distribution rights for SyFy’s (formerly known as the Sci-Fi Channel) Alice mini-series, produced by Robert Halmi Jr., and RHI Entertainment, Inc., and Showtime’s Secret Diary of a Call Girl, produced by Tiger Aspect. More recently, in May 2010, we also became the exclusive home entertainment distributor (including DVD, Blu-ray, digital delivery, television and video-on-demand) for all Exclusive Media Group’s (Exclusive) Newmarket Films theatrical titles in the United States, as well as its library of 250 titles.
          Television Syndication. We distribute television programming through our subsidiary, Debmar-Mercury. Currently, Debmar-

Mercury produces and distributes The Wendy Williams Show, distributes Tyler Perry’s House of Payne and spinoff Meet the Browns, and strips Family Feud, South Park and E! True Hollywood Story, as well as the weekly program, Deadliest Catch. Additionally, two new series will debut in fiscal 2011 — Are We There Yet, distributed by Debmar-Mercury, will premiere on TBS in June 2010, while Big Lake, produced and distributed by Debmar-Mercury, is expected to premiere on Comedy Central during the last half of 2010. Debmar-Mercury also distributes a movie library featuring our titles as well as those from Revolution Studios.
          Pay and Free Television Distribution. We have over 600 titles in active distribution in the domestic cable, free and pay television markets. Pay television rights include rights granted to cable, direct broadcast satellite and other services paid for by subscribers. We sell our library titles and new product to major cable channels such as Showtime, USA Network, FX, Turner Networks, Starz Entertainment, Family Channel, Disney Channel, Cartoon Network and IFC, through which we have an agreement for a package of 70 of our feature films. We also directly distribute to pay-per-view and video-on-demand to cable, satellite and internet providers such as Comcast, Time Warner Inc., Cox Communications, Inc. thru iN Demand L.L.C., Charter Communications, Inc., AT&T Uverse and Verizon FIOS thru Avail-TVN, Cablevision Systems Corp., DirecTV, Inc. and DISH Network L.L.C.
          Additionally, in April 2008, we formed a joint venture with Viacom, Paramount, and MGM and created a premium television channel and video-on-demand service named EPIX, for our theatrical releases after January 1, 2009. EPIX, which launched in October 2009, provides us with an additional platform to distribute our library of motion picture titles and television episodes and programs. To date, EPIX has concluded carriage agreements with six distributors, including with Verizon FiOS, Cox Communications, Charter Communications, Inc., Mediacom Communications, the National Cable and Telecommunications Cooperative, and most recently, DISH Network L.L.C., and is now available to consumers in over 30 million homes.
          Electronic Distribution. We also deliver our content through a broad spectrum of digital media platforms. We have digital delivery arrangements for first run theatrical films, television series, our movie library, third party product and product not available on DVD. Distribution outlets include, among others, Apple iTunes, Amazon.com, Inc., Microsoft Inc.’s Zune/X-BOX, Sony’s Playstation Network, Netflix, Roxio, Best Buy/CinemaNow, Hulu LLC (“Hulu”), YouTube, mSpot, Inc. and Wal-Mart/Vudu. To date, we have distributed over 800 films and television episodes through these digital channels. We also operate FEARnet, a branded multiplatform programming and content service provider of horror genre films, in connection with partners Comcast and Sony. We entered into a five-year license agreement with FEARnet for United States territories and possessions, whereby we license content to FEARnet for video-on-demand and broadband exhibition. Further, we own an interest in Break.com, a leading viral marketing company that creates new opportunities for showcasing our feature films and television programming. We have also partnered with YouTube to create new branded “Lionsgate” channels which enable us to post full length films and television episodes and to post promotional scenes from our film and television libraries. In addition to sharing advertising revenue from the channel, a banner on the page leads to our online shop, where our films and shows highlighted in the promotional scenes are available for purchase as DVDs or Blu-ray discs in digital form. Finally, through our partnership with EPIX, we offer product via the internet and to multiple devices for consumption “anytime/anywhere” by EPIX subscribers.
          TV Guide Network. TV Guide Network offers entertainment and television guidance-related programming as well as localized program listings and descriptions primarily in the United States. TV Guide Network is typically included in a basic or expanded basic viewing package offered by MSOs to their subscribers, and is usually available in both analog and digital channel lineups. In the majority of cable television homes, the screen for TV Guide Network is divided into two components. The lower portion of the screen contains a scrolling program guide, which is color-coded by genre and displays updated local program listings information. This customized text portion of the screen contains viewing times, channel numbers, network identification, program titles, weather, movie descriptions, program ratings and ordering instructions for pay-per-view and, where available, video-on-demand services, for channel lineups in the United States, Puerto Rico, and the U.S. Virgin Islands. The upper portion of the screen contains programming dedicated to the world of television and entertainment. In satellite homes, TV Guide Network’s programming is shown full-screen, without a scrolling program guide.
          TV Guide Network broadcasts content acquired or licensed by third party producers and produces original content from its studio in Hollywood, California. During fiscal 2010, TV Guide Network entered into agreements to acquire the exclusive cable off-network rights to television series Ugly Betty, Curb Your Enthusiasm and Weeds. As of April 1, 2010, TV Guide Network was distributed to 80.2 million households, as measured by Nielsen Media Research. TV Guide Network generates revenue primarily from advertising and carriage fees paid by MSOs. We plan to continue to evolve TV Guide Network into an entertainment destination that features high-quality programming relating to the world of television, entertainment news and celebrities.
          TV Guide Online. TV Guide Online (www.tvguide.com), a leading online provider of television listings information and entertainment and video content, features a combination of entertainment news, video programming, celebrity information, localized channel listings, editorial guidance, community features and search features. The tvguide.com search engine provides consumers with a comprehensive experience by integrating online video with the breadth and depth of TV Guide Network’s database of listings, show and episode descriptions, news, reviews, ratings, user blogs, groups, message boards, photos, and other contextual information, as well as video clips from TV Guide Network and certain third party networks. According to Nielsen/Net Ratings, TV Guide Online averaged 6.9 million unduplicated unique users per month for the fiscal year ended March 31, 2010. TV Guide Online generates revenue primarily from advertising.
     Intellectual Property
          We are currently using a number of trademarks including “LIONS GATE HOME ENTERTAINMENT,” “ARTISAN HOME ENTERTAINMENT,” “FAMILY HOME ENTERTAINMENT,” “DIRTY DANCING,” “THE BLAIR WITCH PROJECT,” “RESERVOIR DOGS” and “MAD MEN” in connection with our domestic home video distribution, “LIONS GATE FILMS,” “LGF FILMS,” “ARTISAN ENTERTAINMENT,” “TRIMARK PICTURES,” “GHOST HOUSE PICTURES,” “GRINDSTONE ENTERTAINMENT GROUP,” “MANDATE PICTURES” and “MANDATE INTERNATIONAL” in connection with films distributed domestically and licensed internationally and “LIONS GATE TELEVISION,” “TRIMARK TELEVISION” and “DEBMAR/MERCURY” in connection with licenses to free, pay and cable television.
          The trademarks “LIONSGATE,” “LIONS GATE HOME ENTERTAINMENT,” “TV GUIDE,” “TV GUIDE NETWORK,” “LIONS GATE SIGNATURE SERIES,” “ARTISAN ENTERTAINMENT,” “FAMILY HOME ENTERTAINMENT,” “TRIMARK PICTURES,” “DIRTY DANCING,” “THE BLAIR WITCH PROJECT,” “RESERVOIR DOGS” and “SAW” among others, are registered with the United States Patent and Trademark Office. We regard our trademarks as valuable assets and believe that our trademarks are an important factor in marketing our products.
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
          We also hold various domain names relating to our trademarks and service marks including lionsgate.com and tvguide.com.
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
          TV Guide Network. A majority of TV Guide Network’s viewership comes from analog cable homes, where scroll data is still utilized for guidance. In satellite and digital cable households, which have many more channels and generally use an interactive program guide for listings information, viewership has historically been small. TV Guide Network invests in premium syndicated content, movies and producers original content that celebrates entertainment. TV Guide Network believes that, by focusing on programming that celebrates entertainment, it can draw an audience beyond those who currently tune in solely for television program listings. This means that it will compete with general entertainment channels for television viewership and marketers’ advertising spend.
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
          As a source of listing information, TV Guide Online has the following primary sources of competition: other programming listing services available on the internet; electronic, interactive and online programming guides provided by cable and satellite MSOs; television listings included in local and national newspapers, as well as free supplements in Sunday newspapers; and niche cable-guide publications.
          TV Guide Network On Demand and TV Guide Broadband. TV Guide Network On Demand and TV Guide Broadband are advertiser supported, video-on-demand services featuring short-form, originally-produced entertainment programs that guide consumers to the most compelling fare on television each week. TV Guide Broadband is available on www.tvguide.com and is also distributed on major video portals such as Hulu, YouTube, Fancast and Daily Motion. TV Guide Network On Demand is currently available to over 37 million subscribers.
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
     Recent Developments
          Tiger Gate Entertainment Limited. On April 5, 2010, Pearl River Holdings Corp., our wholly-owned subsidiary, entered into a joint venture with SCG, a leading private investment firm specializing in the media, entertainment and communications industries, to operate and manage Tiger Gate, an operator of pay television channels and a distributor of television programming and action and horror films across Asia. Established by the Company in 2008, Tiger Gate currently operates the thriller/horror channel THRILL and the action channel KIX. The channels launched in Indonesia in August 2009, and in Hong Kong and Singapore in April 2010.
          December 2009 Subordinated Debt Repurchase. In December 2009, our wholly-owned subsidiary, Lions Gate Entertainment Inc. (“LGEI”), paid $37.7 million to extinguish $39.9 million of aggregate principal amount (carrying value — $35.0 million) of 3.625% convertible senior subordinated secured notes due 2025 (the “February 2005 3.625% Notes”) and $38.0 million to extinguish $40.0 million of aggregate principal amount (carrying value — $35.5 million) of 2.9375% convertible senior subordinated secured notes due 2024 (the “October 2004 2.9375% Notes”).
          10.25% Senior Secured Second-Priority Notes. On October 21, 2009, LGEI issued $236.0 million aggregate principal amount of 10.25% senior secured second-priority notes due 2016 (the “Senior Notes”) in a private offering conducted pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended. The Senior Notes were issued by LGEI at an initial price of 95.222% (original issue discount — 4.778%) of the principal amount. The net proceeds, after deducting discounts, fees paid to the initial purchaser, and all transaction costs (including legal, accounting and other professional fees) from the sale of the Senior Notes was approximately $214.7 million, which was used by LGEI to repay a portion of its outstanding debt under our senior revolving credit facility.
          Film Credit Facility. On October 6, 2009, we entered into a revolving film credit facility agreement, as amended effective December 31, 2009 (the “Film Credit Facility”), which provides for borrowings for the acquisition or production of motion pictures. Currently, the Film Credit Facility provides for total borrowings up to $120 million and can be increased to $200 million if additional lenders or financial institutions become a party to and provide a commitment under the facility. The Film Credit Facility has a maturity date of April 6, 2013 and as of March 31, 2010, bore interest of 3.25% over the “LIBO” rate (as defined in the credit agreement — effective interest rate of 3.50% as of March 31, 2010). We are required to pay a quarterly commitment fee of 0.75% per annum on the unused commitment under the Film Credit Facility. Borrowings under the Film Credit Facility are due the earlier of (a) nine months after delivery of each motion picture or (b) April 6, 2013. Borrowings under the Film Credit Facility are subject to a borrowing base calculation and are secured by interests in the related motion pictures, together with certain other receivables from other motion picture and television productions pledged by us, including a minimum pledge of such receivables of $25 million. Receivables pledged to the Film Credit Facility must be excluded from the borrowing base calculation under our senior revolving credit facility.
          Theatrical Slate Participation. On May 29, 2009, we terminated our theatrical slate participation arrangement with Pride Pictures, LLC (“Pride”), an unrelated entity. The arrangement was evidenced by, among other documents, that certain Master Covered Picture Purchase Agreement (the “Master Picture Purchase Agreement”) between us and LG Film Finance I, LLC (“FilmCo”) and that certain Limited Liability Company Agreement (the “FilmCo Operating Agreement”) for FilmCo by and between us and Pride, each dated as of May 25, 2007 and amended on January 30, 2008. Under the arrangement, Pride contributed, in general, 50% of our production, acquisition, marketing and distribution costs of theatrical feature films and participated in a pro rata portion of the pictures’ net profits or losses similar to a co-production arrangement based on the portion of costs funded. Amounts provided from Pride were reflected as a participation liability. In late 2008, the administrative agent for the senior lenders under Pride’s senior credit facility took the position, among others, that the senior lenders did not have an obligation to continue to fund under the senior credit facility because the conditions precedent to funding set forth in the senior credit facility could not be satisfied. We were not a party to the credit facility. Consequently, Pride did not purchase the pictures The Spirit, My Bloody Valentine 3-D and Madea Goes To Jail. Thereafter, on April 20, 2009, after failed attempts by us to facilitate a resolution, we gave FilmCo and Pride notice that FilmCo, through Pride’s failure to make capital contributions, was in default of the Master Picture Purchase Agreement. On May 5, 2009, the representative for the Pride equity and the Pride mezzanine investor responded that the required amount was fully funded and that it had no further obligations to make any additional capital contributions. Consequently, on May 29, 2009, we gave notice of termination of the Master Picture Purchase Agreement. Since May 29, 2009, there have been no developments with respect to the arrangement. Although we will no longer receive financing as provided from the participation of Pride in our films, we do not believe this will have a material adverse effect to our business
          Refinancing Exchange. On April 20, 2009, LGEI entered into Refinancing Exchange Agreements (the “Refinancing Exchange Agreements”) with certain existing holders of the February 2005 3.625% Notes. Pursuant to the terms of the Refinancing Exchange Agreements, holders of the February 2005 3.625% Notes exchanged approximately $66.6 million aggregate principal amount of the February 2005 3.625% Notes for new 3.625% convertible senior subordinated secured notes due 2025 (the “April 2009 3.625% Notes”) in the same aggregate principal amount under a new indenture entered into by LGEI, Lionsgate, as guarantor, and an indenture trustee thereunder.
          April 2009 3.625% Notes. As discussed above, in April 2009, LGEI issued approximately $66.6 million of the April 2009 3.625% Notes. LGEI will pay interest on the April 2009 3.625% Notes on March 15 and September 15 of each year. The April 2009 3.625% Notes will mature on March 15, 2025. On or after March 15, 2015, LGEI may redeem the April 2009 3.625% Notes, in whole or in part, at a price equal to 100% of the principal amount of the April 2009 3.625% Notes to be redeemed, plus accrued and unpaid interest through the date of redemption. The holder may require LGEI to repurchase the April 2009 3.625% Notes on March 15, 2015, 2018 and 2023 or upon a “designated event,” at a price equal to 100% of the principal amount of the April 2009 3.625% Notes to be repurchased plus accrued and unpaid interest. Under certain circumstances, if the holder requires LGEI to repurchase all or a portion of their notes upon a change in control, they will be entitled to receive a make whole premium. The amount of the make whole premium, if any, will be based on the price of our common shares on the effective date of the change in control. No make whole premium will be paid if the price of our common shares at such time is less than $5.36 per share or exceeds $50.00 per share. The April 2009 3.625% Notes may be converted into our common shares at any time before maturity, redemption or repurchase. The initial conversion rate of the April 2009 3.625% Notes is 121.2121 common shares per $1,000 principal amount of the April 2009 3.625% Notes, subject to adjustment in certain circumstances, which represents a conversion price of approximately $8.25 per share. Upon conversion of the April 2009 3.625% Notes, we have the option to deliver, in lieu of common shares, cash or a combination of cash and our common shares.
          TV Guide Network Acquisition. In January 2009, we entered into an Equity Purchase Agreement (the “Equity Purchase Agreement”) with Gemstar-TV Guide International, Inc. (“Gemstar”), TV Guide Entertainment Group, Inc. (“TVGE”), its parent company, UV Corporation and Macrovision Solutions Corporation (“Macrovision”), the ultimate parent company of Gemstar, TVGE and UV Corporation, for the purchase by us of TV Guide Network, and related assets, including TV Guide Network On Demand and TV Guide Online (www.tvguide.com). The acquisition closed February 28, 2009. We paid approximately $241.6 million for all of the equity interest of TV Guide Network, which included a capital lease obligation of $12.1 million and incurred approximately $1.5 million direct transaction costs (legal fees, accountant’s fees and other professional fees).
          Sale of Noncontrolling Interest in TV Guide Network. On May 28, 2009, we entered into, and closed, a Purchase Agreement (the “Purchase Agreement”) with OEP, pursuant to which OEP purchased 49% of our interest in TV Guide Network for approximately $122.4 million in cash. In addition, OEP reserved the option of buying another 1% of TV Guide Network under certain circumstances. The arrangement contains joint control rights, as evidenced in an operating agreement, as well as customary transfer restrictions and exit rights.
          Senior Revolving Credit Facility. In July 2008 (as amended in September 2009 and December 2009), we entered into an amended senior revolving credit facility which provides for a $340 million secured revolving credit facility, of which $30 million may be utilized by two of our wholly owned foreign subsidiaries. The senior revolving credit facility expires July 25, 2013 and bears interest at 2.5% over the “Adjusted LIBOR” rate. The availability of funds under the senior revolving credit facility is limited by a borrowing base and also reduced by outstanding letters of credit. We are required to pay a quarterly commitment fee based upon 0.375% per annum on the total senior revolving credit facility of $340 million less the amount drawn. This senior revolving credit facility amends and restates our original $215 million credit facility. Obligations under the senior revolving credit facility are secured by collateral (as defined in the credit agreement) granted by us and certain of our subsidiaries, as well as a pledge of equity interests in certain of our subsidiaries. The senior revolving credit facility contains affirmative and negative covenants that, among other things, require us to satisfy certain financial covenants and restrict our ability to incur additional debt, pay dividends and make distributions, make certain investments and acquisitions, repurchase our stock and prepay certain indebtedness, create liens, enter into agreements with affiliates, modify the nature of our business, enter into sale-leaseback transactions, transfer and sell material assets and merge or consolidate. Under the senior revolving credit facility, we may also be subject to an event of default upon a change in control (as defined in the senior revolving credit facility) which, among other things, includes a person or group acquiring ownership or control in excess of 20% of our common stock. On September 30, 2009, we amended the senior revolving credit facility which allowed us to issue certain senior secured second-priority notes and expand acceptable obligors included in the senior revolving credit facility’s borrowing base calculation. The amendment resulted in an increase of the interest rate of 0.25% to 2.5%, and an additional financial covenant was added, among other changes.
     Employees
          As of May 21, 2010, we had 497 full-time employees in our worldwide operations, which does not include employees at TV Guide Network and TV Guide Online. We also utilize many consultants in the ordinary course of our business and hire additional employees on a project-by-project basis in connection with the production of our motion pictures and television programming. We believe that our employee and labor relations are good.
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
     Financial Information About Segments and Foreign and Domestic Operations
          Financial and other information by reporting segment and geographic area as of March 31, 2010 and 2009 and for each of the three years in the period ended March 31, 2010 is set forth in Note 20 to our consolidated financial statements.
     Available Information
          Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of Exchange Act, are available, free of charge, on our website at www.lionsgate.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the “SEC”). The Company’s Disclosure Policy, Corporate Governance Guidelines, Standards for Director Independence, Code of Business Conduct and Ethics for Directors, Officers and Employees, Code of Ethics for Senior Financial Officers, Policy on Shareholder Communications, Charter of the Audit Committee, Charter of the Compensation Committee

and Charter of the Nominating and Corporate Governance Committee and any amendments thereto are also available on the Company’s website, as well as in print to any stockholder who requests them. The information posted on our website is not incorporated into this Annual Report on Form 10-K.
          We are filing as exhibits to this Annual Report on Form 10-K certifications required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. We have also filed with the New York Stock Exchange (the “NYSE”) the annual certification of our Chief Executive Officer for fiscal 2010, confirming that we were in compliance with NYSE corporate governance listing standards.
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
ITEM 1A. RISK FACTORS
          You should carefully consider the risks described below as well as other information included in, or incorporated by reference into in this Form 10-K before making an investment decision. The following risks and uncertainties could materially adversely affect our business, results of operations and financial condition. The risks described below are not the only ones facing the Company. Additional risks that we are not presently aware of or that we currently believe are immaterial may also impair our business operations.
          We have had losses, and we cannot assure future profitability.
          We have reported operating income for fiscal years 2005, 2006, 2007 and 2010, and operating losses for fiscal years 2008 and 2009. We have reported net income for fiscal years 2005 and 2007, and net losses for the fiscal years 2006, 2008, 2009 and 2010. Our accumulated deficit was $460.6 million at March 31, 2010. We cannot assure you that we will operate profitably and, if we do not, we may not be able to meet our debt service requirements, working capital requirements, capital expenditure plans, production slate, acquisition and releasing plans or other cash needs. Our inability to meet those needs could have a material adverse effect on our business, results of operations and financial condition.
     We face substantial capital requirements and financial risks.
          Our business requires a substantial investment of capital. The production, acquisition and distribution of motion pictures and television programs require a significant amount of capital. A significant amount of time may elapse between our expenditure of funds and the receipt of commercial revenues from or government contributions to our motion pictures or television programs. This time lapse requires us to fund a significant portion of our capital requirements from our senior revolving credit facility, the Film Credit Facility and from other financing sources. Although we intend to continue to reduce the risks of our production exposure through financial contributions from broadcasters and distributors, tax credit programs, government and industry programs, other studios and other sources, we cannot assure you that we will continue to implement successfully these arrangements or that we will not be subject to substantial financial risks relating to the production, acquisition, completion and release of future motion pictures and television programs. For example, in May 2009, we terminated our theatrical slate participation arrangement with Pride, an unrelated entity. Under that arrangement, Pride contributed, in general, 50% of our production, acquisition, marketing and distribution costs of certain theatrical feature films and participated in a pro rata portion of the pictures’ net profits or losses. In addition, if we increase (through internal growth or acquisition) our production slate or our production budgets, we may be required to increase overhead and/or make larger up-front payments to talent and, consequently, bear greater financial risks. Any of the foregoing could have a material adverse effect on our business, results of operations and financial condition.
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
          If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness. We cannot assure you that we would be able to take any of these actions, that these actions would be successful and permit us to meet our scheduled debt service obligations or that these actions would be permitted under the terms of our existing or future debt agreements. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. Our $340 million senior revolving credit facility, the Film Credit Facility and the indenture that governs the Senior Notes restrict our ability to dispose of assets and use the proceeds from the disposition. We may not be able to consummate those dispositions or to obtain the proceeds which we could realize from them and these proceeds may not be adequate to meet any debt service obligations then due.
          If we cannot make scheduled payments on our debt, we will be in default and, as a result:
• our debt holders could declare all outstanding principal and interest to be due and payable;
• the lenders under our senior revolving credit facility and the Film Credit Facility could terminate their commitments to lend us money and foreclose against the assets securing their borrowings; and
• we could be forced into bankruptcy or liquidation.
          Despite current indebtedness levels, we and our subsidiaries may be able to incur substantial additional indebtedness in the future. The terms of the indenture governing the Senior Notes do not fully prohibit us or our subsidiaries from doing so. Additionally, our senior revolving credit facility provides commitments of up to $340 million in the aggregate, and the Film Credit Facility currently provides commitments of up to $120 million in the aggregate (with a possible increase to $200 million under certain circumstances). All of those borrowings are secured on a first lien basis, except to the extent such liens are subordinated to liens securing certain indebtedness of guarantors with respect to certain film and television financing arrangements. If new debt is added to our current debt levels, the related risks that we and our subsidiaries now face could intensify. The Company and the subsidiaries that guarantee the Senior Notes are also guarantors under our senior revolving credit facility and certain subsidiaries are guarantors under the Film Credit Facility.
          Our level of indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from meeting our obligations under our indebtedness.

          As of March 31, 2010, the principal value of our consolidated total indebtedness was approximately $815.5 million. Our substantial degree of leverage could have important consequences, including the following:
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
• certain of our borrowings, including borrowings under our senior revolving credit facility and the Film Credit Facility, are at variable rates of interest, exposing us to the risk of increased interest rates;
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
          Historically, we have been highly leveraged and may be highly leveraged in the future. We have access to capital through our $340 million senior revolving credit facility and our $120 million Film Credit Facility. In addition, as of March 31, 2010, we have $236.0 million principal amount of the Senior Notes that mature in 2016 and have unsecured convertible senior subordinated notes outstanding with an aggregate principal amount of $236.1 million. The holders of our unsecured convertible senior subordinated notes may require us to repurchase such notes on certain dates ($110 million principal amount of the October 2004 2.9375% Notes may be required to be repurchased as early as October 2011, $59.5 million principal amount of the February 2005 3.625% Notes may be required to be repurchased as early as March 2012, and $66.6 million principal amount of the April 2009 3.625% Notes may be required to be repurchased as early as March 2015). In addition, the holders of our unsecured convertible senior subordinated notes may require us to repurchase such notes upon a change in control at a price equal to 100% of the principal amount, together with accrued and unpaid interest through the date of repurchase.
          Although each of our senior revolving credit facility, the Film Credit Facility and the indenture governing the Senior Notes contains covenants that, among other things, limit our ability to incur additional indebtedness, including guarantees, make restricted payments and investments, and grant liens on our assets, the covenants contained in the indenture governing the Senior Notes provide a number of important exceptions. Such exceptions will provide us substantial flexibility to incur indebtedness, grant liens and expend funds to operate our business. Under the terms of the indenture governing the Senior Notes, so long as we meet certain specified conditions, we will be able to incur indebtedness to purchase or acquire rights in motion picture or television productions secured by liens on such rights, which liens will be prior to the liens in respect of the Senior Notes. For example, in October 2009, we entered into the Film Credit Facility, a new revolving credit agreement that allows us to diversify our capital sources for theatrical motion picture production and distribution. The initial commitments for this facility are $120 million, but we may seek to increase the amount of commitments to as much as $200 million, and obligations thereunder are secured on a first priority basis by interests in the related motion pictures. Similarly, with few restrictions, we may incur indebtedness in connection with certain film and television financing arrangements, or make investments in assets that are not included in the borrowing base supporting the Senior Notes, in each case, without having to meet the leverage ratio tests for debt incurrence or to fit such investments within certain restricted payment baskets or within other categories of funds applicable to making investments and other restricted payments under the indenture governing the Senior Notes.
          In addition, our ability to incur additional indebtedness under the leverage ratio tests depends in part on the size of our borrowing base, as defined in the indenture governing the Senior Notes. Many of the details of this definition depend, in turn, on corresponding provisions in the definition of borrowing base in our senior revolving credit agreement. As a result, whether certain particular assets are included in the borrowing base for the Senior Notes effectively depends on whether the administrative agent and the lenders under our senior revolving credit agreement permit their inclusion in the borrowing base for such credit agreement.
          At March 31, 2010, we had approximately $91.4 million in cash and cash equivalents. As of March 31, 2010, we have borrowed $17 million of our senior revolving credit facility, $35.7 million of the Film Credit Facility, and had $25.6 million letters of credit outstanding, and could borrow some or all of the permitted amount in the future. The amount we have available to borrow under these facilities depends upon our borrowing base, which in turn depends on the value of our existing library of films and television programs, as well as accounts receivable and cash held in collateral accounts. If several of our larger motion picture releases are commercial failures or our library declines in value, our borrowing base could decrease. Such a decrease could have a material adverse effect on our business, results of operations, liquidity and financial condition. For example, it could:
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
          The agreements governing certain of our long-term indebtedness contain change in control provisions that are triggered when any of our shareholders, directly or indirectly, acquires ownership or control in excess of a certain percentage of our common shares. As of March 31, 2010, four of our shareholders, Mark H. Rachesky, M.D., Carl C. Icahn, Capital Research Global Investors and Kornitzer Capital Management, Inc. and their respective affiliates, beneficially owned 19.6%, 18.7%, 10.4% and 7.9%, respectively, of our outstanding common shares. Under certain circumstances, including the acquisition of ownership or control by a person or group in excess of 50% of our common shares, the noteholders of our unsecured convertible senior subordinated notes and the Senior Notes may require us to repurchase all or a portion of such notes upon a change in control and the noteholders of our unsecured convertible senior subordinated notes may be entitled to receive a make whole premium based on the price of our common shares on the change in control date. We may not be able to repurchase these notes upon a change in control because we may not have sufficient funds. Further, we may be contractually restricted under the terms of our senior revolving credit facility and the Film Credit Facility from repurchasing all of the notes tendered by holders upon a change in control. Our failure to repurchase the notes upon a change in control would cause a default under the indentures governing the Senior Notes and our unsecured convertible senior subordinated notes and a cross-default under the senior revolving credit facility and the Film Credit Facility.
          Our senior revolving credit facility and the Film Credit Facility also provide that a change in control, which includes a person or group acquiring ownership or control in excess of 20% of our outstanding common shares, will be an event of default that permits lenders to accelerate the maturity of borrowings thereunder and to enforce security interests in the collateral securing such debt, thereby limiting our ability to raise cash to purchase our outstanding notes.
          Restrictive covenants may adversely affect our operations.
          Our senior revolving credit facility, the Film Credit Facility and the indenture governing the Senior Notes contain various covenants that, subject to certain exceptions, limit our ability to, among other things:
•	incur or assume additional debt or provide guarantees in respect of obligations of other persons;

•	issue redeemable stock and preferred stock;

•	pay dividends or distributions or redeem or repurchase capital stock;

•	prepay, redeem or repurchase debt that is junior in right of payment to the Senior Notes;

•	make loans, investments and capital expenditures;

•	incur liens;

•	engage in sale/leaseback transactions;

•	restrict dividends, loans or asset transfers from our subsidiaries;

•	sell or otherwise dispose of assets, including capital stock of subsidiaries;

•	consolidate or merge with or into, or sell substantially all of our assets to, another person;

•	enter into transactions with affiliates; and

•	enter into new lines of business.
          These covenants may prevent us from raising additional financing, competing effectively or taking advantage of new business opportunities.
          In addition, the restrictive covenants in our senior revolving credit facility require us to maintain specified financial ratios and satisfy other financial condition tests. Our ability to comply with these covenants or meet those financial ratios and tests can be affected by events beyond our control (such as a change in control event), and we cannot assure you that we will meet them.
          Upon the occurrence of an event of default under our senior revolving credit facility and the Film Credit Facility, lenders could elect to declare all amounts outstanding under our senior revolving credit facility and the Film Credit Facility to be immediately due and payable and terminate all commitments to extend further credit. Further, the lenders under our senior revolving credit facility and the Film Credit Facility could proceed against the collateral granted to them to secure that indebtedness, which represents a significant portion of our assets. If the lenders under our senior revolving credit facility and the Film Credit Facility accelerate the repayment of borrowings, we cannot assure you that we will have sufficient cash flows or assets to repay our senior revolving credit facility, the Film Credit Facility and our indebtedness or borrow sufficient funds to refinance such indebtedness. Even if we are able to obtain new financing, it may not be on commercially reasonable terms, or terms that are acceptable to us.
     Variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.
          Certain of our borrowings, primarily borrowings under our senior revolving credit facility and the Film Credit Facility, are, and are expected to continue to be, at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income would decrease. The applicable margin with respect to loans under the senior revolving credit facility is a percentage per annum equal to 2.50% plus an adjusted rate based on LIBOR. The applicable margin with respect to loans under the Film Credit Facility is a percentage per annum equal to 3.25% over the “LIBO” rate (as defined in the credit agreement). Assuming all revolving loans are fully drawn, based on the applicable LIBOR in effect as of March 31, 2010, each quarter point change in interest rates would result in a $0.9 million change in annual interest expense on our senior revolving credit facility and $0.3 million change in annual interest expense on the Film Credit Facility. In the future, we may enter into interest rate swaps, involving the exchange of floating for fixed rate interest payments, to reduce interest rate volatility.
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
          We have few output agreements with cable and broadcast channels. In February 2009, we acquired certain assets related to the business of TV Guide. Also, certain broadcast channels exhibit our films, but they license such rights on a film-by-film, rather than an output basis. Moreover, in April 2008, we formed a joint venture with Viacom, Paramount, and MGM to create a premium television channel and video-on-demand service named EPIX, for our theatrical releases after January 1, 2009. EPIX, which launched in October 2009, provides us with an additional platform to distribute our library of motion picture titles and television episodes and programs. To date, EPIX has concluded carriage agreements with six distributors, including with Verizon FiOS, Cox Communications, Charter Communications, Inc., Mediacom Communications, the National Cable and Telecommunications Cooperative, and most recently, DISH Network L.L.C. We cannot assure you, however, that we will be able to secure other output agreements on acceptable terms, if at all. Additionally, we cannot assure you that the joint venture will enter into additional carriage agreements or that it will be successful. We had an agreement with Showtime Networks to exhibit our films, but that agreement expired in December 2008 and does not cover films released theatrically after 2008. Without multiple output agreements that typically contain guaranteed minimum payments, our revenues may be subject to greater volatility, which could have a material adverse effect on our business, results of operations and financial condition.

          We do not have long-term arrangements with many of our production partners. We typically do not enter into long-term distribution contracts with the creative producers of the films we produce, acquire or distribute. For example, we have a “first-look” arrangement with Tyler Perry that gives us a right to negotiate for the purchase of distribution rights to films if certain criteria are met. However, even if we negotiate for such purchase, this does not guarantee that we will obtain such distribution rights. Further, we have an agreement with the creators of the Saw franchise that gives us the right to compel production through Saw IX under certain contractual conditions and, thereafter, the right to “opt in” under certain economic terms for future Saw films if our partner elects to produce such pictures. Moreover, we generally have certain derivative rights that provide us with distribution rights to, for example, prequels, sequels and remakes of certain films we produce, acquire or distribute. However, there is no guarantee that we will produce, acquire or distribute future films by any creative producer, and a failure to do so could adversely affect our business, results of operations and financial condition.
          We rely on a few major retailers and distributors for a material portion of our business and the loss of any of those retailers or distributors could reduce our revenues and operating results. Wal-Mart represented approximately 12% of our revenues in fiscal 2010. In addition, a small number of other retailers and distributors account for a significant percentage of our revenues. We do not have long-term agreements with retailers. We cannot assure you that we will continue to maintain favorable relationships with our retailers and distributors or that they will not be adversely affected by economic conditions. If any of these retailers or distributors reduces or cancels a significant order, it could have a material adverse effect on our business, results of operations and financial condition.
          Our revenues and results of operations are vulnerable to currency fluctuations. We report our revenues and results of operations in United States dollars, but a significant portion of our revenues is earned outside of the United States. Our principal currency exposure is between Canadian dollars, pounds sterling and United States dollars. We cannot accurately predict the impact of future exchange rate fluctuations on revenues and operating margins, and fluctuations could have a material adverse effect on our business, results of operations and financial condition. From time to time, we may experience currency exposure on distribution and production revenues and expenses from foreign countries, which could have a material adverse effect on our business, results of operations and financial condition.
          Accounting practices used in our industry may accentuate fluctuations in operating results. In addition to the cyclical nature of the entertainment industry, our accounting practices (which are standard for the industry) may accentuate fluctuations in our operating results. In accordance with United States generally accepted accounting principles and industry practice, we amortize film and television programming costs using the “individual-film-forecast” method. Under this accounting method, we amortize film and television programming costs for each film or television program based on the following ratio:
Revenue earned by title in the current period

Estimated total future revenues by title as of the beginning of the year
          We regularly review, and revise when necessary, our total revenue estimates on a title-by-title basis. This review may result in a change in the rate of amortization and/or a write-down of the film or television asset to its estimated fair value. Results of operations in future years depend upon our amortization of our film and television costs. Periodic adjustments in amortization rates may significantly affect these results. In addition, we are required to expense film advertising costs as incurred, but are also required to recognize the revenue from any motion picture or television program over the entire revenue stream expected to be generated by the individual picture or television program. Accordingly, our revenues and results of operations may fluctuate significantly from period to period, and the results of any one period may not be indicative of the results for any future period.
     Failure to manage future growth may adversely affect our business.
          We are subject to risks associated with possible acquisitions, business combinations, or joint ventures. From time to time, we engage in discussions and activities with respect to possible acquisitions, business combinations, or joint ventures intended to complement or expand our business. For instance, in February 2009, we acquired TV Guide Network and related assets, including TV Guide On Demand and TV Guide Online. Additionally, in April 2008, we formed a joint venture with Viacom, Paramount and MGM to create a premium television channel and video-on-demand service named EPIX. We may not realize the anticipated benefit from any of the transactions we pursue. Regardless of whether we consummate any such transaction, the negotiation of a potential transaction (including associated litigation and proxy contests), as well as the integration of the acquired business, could require us to incur significant costs and cause diversion of management’s time and resources. Any such transaction could also result in impairment of goodwill and other intangibles, development write-offs and other related expenses. Any of the foregoing could have a material adverse effect on our business, results of operations and financial condition.
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
          We depend on a limited number of titles in any given fiscal quarter for the majority of the revenues generated by our filmed and television content library. In addition, many of the titles in our library are not presently distributed and generate substantially no revenue. If we cannot acquire new product and the rights to popular titles through production, distribution agreements, acquisitions, mergers, joint ventures or other strategic alliances, it could have a material adverse effect on our business, results of operations and financial condition.
     We are limited in our ability to exploit a portion of our filmed and television content library.
          Our rights to the titles in our filmed and television content library vary; in some cases, we have only the right to distribute titles in certain media and territories for a limited term. We cannot assure you that we will be able to renew expiring rights on acceptable terms and that any failure to renew titles generating a significant portion of our revenue would not have a material adverse effect on our business, results of operations or financial condition.
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
          Changes and the effects of the continued global economic crisis or regional economic conditions in the United States could adversely affect the profitability of our business. The recent global economic crisis has caused a general tightening in the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy, an unprecedented level of intervention from the United States federal government and other foreign governments, decreased consumer confidence, overall slower economic activity and extreme volatility in credit, equity and fixed income markets. While the ultimate outcome of these events cannot be predicted, a decrease in economic activity in the United States or in other regions of the world in which we do business could adversely affect demand for our films, thus reducing our revenue and earnings. A decline in economic conditions could reduce performance of our theatrical, television and home entertainment releases. In addition, an increase in price levels generally, could result in a shift in consumer demand away from the entertainment we offer, which could also adversely affect our revenues and, at the same time, increase our costs. Moreover, financial institution failures may cause us to incur increased expenses or make it more difficult either to utilize our existing debt capacity or otherwise obtain financing for our operations, investing activities (including the financing of any future acquisitions), or financing activities. We cannot predict the timing or the duration of this or any other downturn in the economy and we are not immune to the effects of general worldwide economic conditions.
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
          We are smaller and less diversified than many of our competitors. As an independent distributor and producer, we constantly compete with major United States and international studios. Most of the major United States studios are part of large diversified corporate groups with a variety of other operations, including television networks and cable channels that can provide both the means of distributing their products and stable sources of earnings that may allow them better to offset fluctuations in the financial performance of their motion picture and television operations. In addition, the major studios have more resources with which to compete for ideas, storylines and scripts created by third parties as well as for actors, directors and other personnel required for production. The resources of the major studios may also give them an advantage in acquiring other businesses or assets, including film libraries, that we might also be interested in acquiring. Additionally, TV Guide Network competes with general entertainment channels for television viewership and carriage on cable and satellite systems. TV Guide Online competes for visitors with general entertainment websites and online search providers, including sites that provide television listings, television-specific information and/or that enable users to locate and view video on the internet. Moreover, each of TV Guide Network and TV Guide Online competes for marketers’ advertising spend with other media outlets. Our inability to compete successfully could have a material adverse effect on our business, results of operations and financial condition.
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
          The limited supply of motion picture screens compounds this product oversupply problem. Currently, a substantial majority of the motion picture screens in the United States typically are committed at any one time to only 10 to 15 films distributed nationally by major studio distributors. In addition, as a result of changes in the theatrical exhibition industry, including reorganizations and consolidations and the fact that major studio releases occupy more screens, the number of screens available to us when we want to release a picture may decrease. If the number of motion picture screens decreases, box office receipts, and the correlating future revenue streams, such as from home video and pay and free television, of our motion pictures may also decrease, which could have a material adverse effect on our business, results of operations and financial condition.
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
          Revenues at TV Guide Network consist of affiliate fees and advertising revenues; however, since the majority of its affiliates are contracted under long-term agreements with only cost-of-living increases available under certain contracts, we do not expect significant growth in affiliate revenues in the future. Accordingly, the results at TV Guide Network are highly dependent upon advertising revenue. Advertising revenue at TV Guide Network primarily comes from commercials sold during programming hours (11:00 AM to 2:00 AM) and infomercials broadcast between 2:00 AM and 11:00 AM. Advertising sales are primarily dependent on the extent of distribution of the network, viewership ratings, such as those published by Nielsen Media Research, and the strength of the market for advertising. Digital cable and satellite subscribers generally use an interactive program guide rather than TV Guide Network for listing information. As such, the viewership of TV Guide Network in digital cable and satellite homes has been minimal to date. Also, certain long-term distribution agreements with MSOs for TV Guide Network allow for migration to digital carriage. If the MSOs elect to migrate TV Guide Network to digital carriage, it will experience a reduction in subscribers, resulting in a decrease in affiliate fee revenue and potentially in advertising revenue, due both to the smaller pool of potential viewers and the fact that TV Guide Network’s viewers primarily come from analog cable homes where scroll data is still used for guidance. TV Guide Network has been investing in new programming and marketing initiatives with an expectation that these additional investments will result in increased viewership in both cable and satellite homes in the future. However, if viewership ratings do not improve sufficiently or TV Guide Network is unable to maintain broad distribution, advertising revenue will not increase and TV Guide Network’s increased programming and marketing costs could have a material adverse effect on the results of its operations. Additionally, while the recent programming and marketing initiatives are designed in part to position TV Guide Network as an entertainment destination independent of listings data, that such initiatives ultimately will result in increased viewership ratings and corresponding advertising revenues, or that any initial increase in ratings will be sustainable over time cannot be assured.

          Non-renewals of our affiliation agreements, or renewals with less advantageous terms could cause our revenue to decline.
          Because TV Guide Network is licensed to distributors such as cable and satellite operators which in turn distribute it to consumers, it is dependent upon the continuation of affiliation agreements with these operators. These agreements generally provide for the level of carriage that TV Guide Network will receive, such as channel placement and programming package inclusion (widely distributed, broader programming packages compared to lesser distributed, specialized programming packages), and for payment of a license fee to TV Guide Network based on the numbers of subscribers that receive the network. The term of each TV Guide Network affiliation agreement varies from distributor to distributor, and renewal of these affiliation agreements or renewal on terms that are as favorable as those in effect today cannot be assured. A reduction in the per subscriber license fees that TV Guide Network receives or the number of subscribers for which fees are paid, including as a result of a loss or reduction in carriage of the network, could adversely affect its distribution revenue. Such loss or reduction in carriage also could decrease the potential audience for TV Guide Network thereby adversely affecting its advertising revenue.
          If third-party suppliers of TV Guide Network fail to provide it with network infrastructure services on a timely basis, its costs could increase and its growth could be hindered.
          TV Guide Network currently relies on third parties to supply key network infrastructure services including uplink, playback, transmission and satellite services, which are available only from limited sources. TV Guide Network has occasionally experienced delays and other problems in receiving communications equipment, services and facilities and, in the future, may be unable to obtain such services, equipment or facilities on the scale and within the required time frames on acceptable terms. If it is unable to obtain such acceptable terms or if it experiences a delay in delivery of such services, it may be forced to incur significant unanticipated expenses to secure alternative third party suppliers or adjust its operations, which could hinder its growth and reduce its revenue.
          Digital recapture may adversely affect TV Guide Network business and operating results.
          Cable television is transmitted on a limited frequency spectrum that must be allocated between multiple analog and digital channels. As digital penetration increases, cable MSOs are reclaiming analog bandwidth to launch more high-definition channels and other services, and are likely to continue this recapture until they rebuild their plants to increase bandwidth or there is stability in the mix of analog and digital carriage. Digital recapture will result in a significant decline in the distribution of the analog TV Guide Network, which could negatively impact its operating results.
          Certain terms of TV Guide Network’s distribution agreements could be interpreted in a manner that could adversely affect affiliate revenue payable under those agreements.
          Some of TV Guide Network’s license agreements contain “most favored nations” clauses. These clauses provide that if TV Guide Network enters into an agreement with another licensee on more favorable terms, it must offer some or all of those terms to the existing licensees. TV Guide Network has entered into a number of license agreements with terms that differ in some respects from those contained in other agreements. While we believe that TV Guide Network has appropriately complied with the most favored nations terms included in its license agreements, these contracts are complex and other parties could reach a different conclusion that, if deemed correct, could have an adverse effect on TV Guide Network’s financial condition or results of operations.
          Government regulations may adversely affect TV Guide Network business.
          Programming services like TV Guide Network, and their distributors, including cable operators, satellite operators and internet companies (such as TV Guide Online), are highly regulated by United States federal laws and regulations issued and administered by various federal agencies, including the FCC, as well as by state and local governments. The United States Congress, the FCC and the courts currently have under consideration, and may in the future adopt, new laws, regulations and policies regarding a wide variety of matters that could, directly or indirectly, affect operations of TV Guide Network and TVGuide.com or modify the terms under which we offer our services and operate. For example, any changes to the laws and regulations that govern the services or signals that are carried by cable operators or our other distributors may result in less bandwidth for programming services, such as our network, which could adversely affect its revenue.

          Interruption or failure of communications and transmission systems and mechanisms could impair TV Guide Network’s ability to effectively provide its services, which could affect its revenues.
          The provision of certain TV Guide Network services depends on the continuing operation of communications and transmission systems and mechanisms, including satellite, cable, wire and over the air broadcast. These communication and transmission systems and mechanisms are subject to significant risks, such as telecommunications and satellite failures, natural disasters, terrorists’ attacks, power loss, computer viruses and similar events, and any damage to or failure of these systems and mechanisms could result in an interruption of the provision of the services of TV Guide Network. Interruptions in distribution of the network could adversely affect its revenues, and its brand could be damaged if people believe the services are unreliable. While TV Guide Network maintains and updates its disaster recovery plan, such plan cannot account for all eventualities since the communications and transmission systems and mechanisms upon which it depends are not fully redundant.
          Continued consolidation of the cable and satellite broadcasting industry could adversely affect existing agreements; the impact of these changes is not clear.
          TV Guide Network has entered into agreements with a large number of cable MSOs and satellite providers for the licensing or distribution of its services. If consolidation of the cable and satellite broadcasting industry continues, some of these agreements may be affected by mergers, acquisitions or system swaps and measures that we have taken to protect TV Guide Network against any negative consequences resulting from those transactions will be effected. Also, a service provider that files a bankruptcy petition or otherwise restructures or liquidates could avoid its future obligations and/or discharge its past payment obligations under its TV Guide Network agreement in certain circumstances. Therefore, any such bankruptcy, restructuring or liquidation events could have a material adverse effect on the amount of revenue TV Guide Network receives under such agreement.
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
          We distribute motion picture and television productions outside the United States, in the United Kingdom and Ireland through Lionsgate UK, and through third party licensees elsewhere, and derive revenues from these sources. As a result, our business is subject to certain risks inherent in international business, many of which are beyond our control. These risks include:
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
          Events or developments related to these and other risks associated with international trade could adversely affect our revenues from non-United States sources, which could have a material adverse effect on our business, financial condition and results of operations.
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
          Motion picture piracy is extensive in many parts of the world, including South America, Asia, and former Eastern bloc countries, and is made easier by technological advances and the conversion of motion pictures into digital formats. This trend facilitates the creation, transmission and sharing of high quality unauthorized copies of motion pictures in theatrical release on DVDs, Blu-ray discs, from pay-per-view through set top boxes and other devices and through unlicensed broadcasts on free television and the internet. The proliferation of unauthorized copies of these products has had and will likely continue to have an adverse effect on our business, because these products reduce the revenue we receive from our products. Additionally, in order to contain this problem, we may have to implement elaborate and costly security and anti-piracy measures, which could result in significant expenses and losses of revenue. We cannot assure you that even the highest levels of security and anti-piracy measures will prevent piracy.
          In particular, unauthorized copying and piracy are prevalent in countries outside of the United States, Canada and Western Europe, whose legal systems may make it difficult for us to enforce our intellectual property rights. While the United States government has publicly considered implementing trade sanctions against specific countries that, in its opinion, do not make appropriate efforts to prevent copyright infringements of United States produced motion pictures, there can be no assurance that any such sanctions will be enacted or, if enacted, will be effective. In addition, if enacted, such sanctions could impact the amount of revenue that we realize from the international exploitation of motion pictures. If no embargoes or sanctions are enacted, or if other measures are not taken, we may lose revenue as a result of motion picture piracy.

An investment by non-Canadians in our business is potentially reviewable under the ICA, which could adversely affect our results.
          The Investment Canada Act (Canada) or ICA is administered by the Minister of Industry of Canada and, in the case of investments in a Canadian business that is a “cultural business”, by the Minister of Canadian Heritage (both referred to herein as the “Minister”). A “cultural business” is a business activity relating to Canada’s cultural heritage or national identity, and includes a business engaged in the production, distribution, sale or exhibition of film or video products.
          The ICA contains rules, the application of which determines whether an entity (as the term is defined in the ICA) is Canadian-controlled and whether it carries on a Canadian business, including a Canadian business that is a cultural business. We may or may not be operating a Canadian business that is a cultural business for the purposes of the ICA. Under the ICA, the Minister has discretion to determine, after considering any information or evidence submitted by the entity or otherwise made available to the Minister or to the Director of Investments appointed under the ICA (the “Director of Investments”), that an investment by a non-Canadian in a Canadian business that is a cultural business may constitute an acquisition of control by that non-Canadian, notwithstanding the provisions in the ICA that state that certain investments do not or may not constitute an acquisition of control that would require notification or review under the ICA.
          If the Minister exercises such discretion and deems an investment by a non-Canadian in a cultural business to be an acquisition of control, the investment is potentially subject to notification and/or review. If the investment is subject to review, the Minister must be satisfied that the investment is likely to be of net benefit to Canada. Such a determination is often accompanied by requests that the non-Canadian provide undertakings supportive of Canadian cultural policy. These undertakings may, in some circumstances, include a request for financial support of certain initiatives. The determination by the Minister of whether a proposed investment is of net benefit to Canada also includes consideration of sector specific policies of the Canadian federal government, some of which restrict or prohibit investments by non-Canadians in certain types of Canadian cultural businesses, including certain types of businesses in the Canadian film industry.
          An acquisition of control may also arise under the ICA if a non-Canadian acquires all or substantially all of the assets used in carrying on a Canadian business, although there is an exemption from the ICA if the acquisition of control is in connection with the realization of security granted for a loan or other financial assistance. However, a subsequent disposition following such realization of security may be subject to the ICA.
          Although we believe we are currently a Canadian-controlled entity under the ICA, there can be no assurance that the Minister will not determine that we are not a Canadian-controlled entity under the ICA, or that events beyond our control will not result in our ceasing to be Canadian-controlled pursuant to the ICA. There are currently no transfer restrictions on our common shares as a class, and we accordingly may not be able to prevent an acquisition of control by non-Canadians. In addition, the ICA provides the Minister with discretion to make a determination that an entity engaged in a cultural business is not a Canadian-controlled entity, if the Minister is satisfied, after considering any information or evidence submitted by the entity or otherwise made available to the Minister or the Director of Investments, that the entity is controlled in fact by one or more non-Canadians. The assessment of control in fact may take into account many considerations, including the extent of non-Canadians’ financing and rights or conditions associated with such financing. If we cease to be Canadian-controlled under the ICA, we and the entities that we consolidate, may no longer qualify for or be entitled to access refundable tax credits and other Canadian government and private motion picture industry incentives that are restricted to Canadian-controlled corporations. Such a change in status could also cause us or the entities that we consolidate to be required to repay certain tax credits and other government incentives previously received and default on certain distribution obligations, thereby affecting our financial results since we are required to consolidate the results of operations in our financial statements.
          We believe that we may be a “controlled foreign corporation” or “CFC” for U.S. federal income tax purposes. U.S. persons owning or deemed to own 10 percent or more of the shares of a CFC (by vote) (“U.S. Shareholders”) are subject to certain U.S. income tax risks associated with the CFC rules under the U.S. Internal Revenue Code of 1986, as amended.
          In general, a non-U.S. corporation, such as ours, is a CFC for U.S. federal income tax purposes if U.S. Shareholders together own or are deemed to own more than 50 percent of its shares (by vote or value). Under the CFC rules, U.S. persons that are U.S. Shareholders on the last day of a taxable year on which a non-U.S. corporation is a CFC may be required to include in gross income for U.S. federal income tax purposes their pro rata share of the corporation’s “subpart F income” (and, in some cases, the “subpart F income” of CFC subsidiaries of the corporation), as well as their pro rata share of the corporation’s (and, in some cases, the corporation’s CFC subsidiaries’) earnings invested in U.S. property. Subpart F income includes, generally, “passive income” and certain income from related-party sales and service transactions. In addition, gain on the sale of shares of a CFC or a former CFC recognized by U.S. Shareholders is generally included in their gross income as a dividend to the extent of their proportionate share of the CFC’s (and certain of its subsidiaries’) earnings and profits accumulated during such U.S. Shareholders’ holding period of the non-U.S. corporation’s shares while it was a CFC. U.S. Shareholders may also be subject to additional U.S. federal income tax reporting requirements. We urge our shareholders, however, to consult with their own tax advisers as to the consequences to them (or to their direct or indirect U.S. owners) of our status as a CFC in any taxable year.
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
     While we believe we currently have adequate internal control over financial reporting, we are required to assess our internal control over financial reporting on an annual basis and any future adverse results from such assessment could result in a loss of investor confidence in our financial reports and have an adverse effect on our securities.
          Section 404 of the Sarbanes-Oxley Act of 2002 and the accompanying rules and regulations promulgated by the SEC to implement it require us to include in our Form 10-K an annual report by our management regarding the effectiveness of our internal control over financial reporting. The report includes, among other things, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. During this process, if our management identifies one or more material weaknesses in our internal control over financial reporting that cannot be remediated in a timely manner, we will be unable to assert such internal control is effective. While we currently believe our internal control over financial reporting is effective, the effectiveness of our internal controls in future periods is subject to the risk that our controls may become inadequate because of changes in conditions, and, as a result, the degree of compliance of our internal control over financial reporting with the applicable policies or procedures may deteriorate. If we are unable to conclude that our internal control over financial reporting is effective (or if our independent auditors disagree with our conclusion), we could lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our securities.
     Changes in, or interpretations of, tax rules and regulations, and changes in geographic operating results, may adversely affect our effective tax rates.
          We are subject to income taxes in the United States and foreign tax jurisdictions. Our future effective tax rates could be affected by changes in tax laws or the interpretation of tax laws, by changes in the amount of revenue or earnings that we derive from international sources in countries with high or low statutory tax rates, or by changes in the valuation of our deferred tax assets and liabilities. Unanticipated changes in our tax rates could affect our future results of operations.

          In addition, we may be subject to examination of our income tax returns by federal, state, and foreign tax jurisdictions. We regularly assess the likelihood of outcomes resulting from possible examinations to determine the adequacy of our provision for income taxes. In making such assessments, we exercise judgment in estimating our provision for income taxes. While we believe our estimates are reasonable, we cannot assure you that final determinations from any examinations will not be materially different from that reflected in our historical income tax provisions and accruals. Any adverse outcome from any examinations may have an adverse effect on our business and operating results, which could cause the market price of our securities to decline.
          We will incur costs and demands upon management as a result of complying with the laws and regulations affecting public companies, which could affect our operating results.
          We have incurred, and will continue to incur, significant legal, accounting and other expenses associated with corporate governance and public company reporting requirements, including requirements under the Sarbanes-Oxley Act of 2002, as well as rules implemented by the SEC and the NYSE. As long as the SEC requires the current level of compliance for public companies of our size, we expect these rules and regulations to require significant legal and financial compliance costs and to make some activities time-consuming and costly. These rules and regulations may make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage than was previously available. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our Board of Directors or as our executive officers.
          Certain shareholders own a majority of our outstanding common shares.
          As of March 31, 2010, four of our shareholders beneficially owned an aggregate of 65,467,799 of our common shares, or approximately 55.4% of the outstanding shares. In addition, one of these shareholders, Mark H. Rachesky, M.D., the beneficial owner of approximately 19.6% of our outstanding common shares currently serves on our Board of Directors. Accordingly, these four shareholders, collectively, have the power to exercise substantial influence over us and on matters requiring approval by our shareholders, including the election of directors, the approval of mergers and other significant corporate transactions. This concentration of ownership may make it more difficult for other shareholders to effect substantial changes in our company and may also have the effect of delaying, preventing or expediting, as the case may be, a change in control of our company.
          Sales of a substantial number of shares of our common shares, or the perception that such sales might occur, could have an adverse effect on the price of our common shares, and therefore our ability to raise additional capital to fund our operations.
          As of March 31, 2010, approximately 68.7% of our common shares were held beneficially by certain individuals and institutional investors who each had ownership of greater than 5% of our common shares. Sales by such individuals and institutional investors of a substantial number of shares of our common shares into the public market, or the perception that such sales might occur, could have an adverse effect on the price of our common shares, which could materially impair our ability to raise capital through the sale of common shares or debt that is convertible into our common shares.
          An unsolicited offer for our shares could create volatility in our stock price.
          In March 2010, Carl Icahn and affiliates (the “Icahn Group”) launched an unsolicited tender offer, pursuant to which the Icahn Group currently is offering to acquire all of our outstanding shares of common stock, subject to certain conditions. An unsolicited offer for shares of our common shares is, among other things, a distraction for our management and employees, requires the expenditure of significant time and resources by us, could cause our stock price to fluctuate significantly and, if it results in a change in control, could result in a significant change in our business. In addition, if the offer triggers a change in control under the agreements governing our long-term indebtedness, we may be required to repurchase our outstanding unsecured convertible senior subordinated convertible notes and the Senior Notes, and the maturity of our other outstanding indebtedness may be accelerated. See “An increase in the ownership of our common shares by certain shareholders could trigger a change in control under the agreements governing our long-term indebtedness.” Any unsolicited offer, whether from the Icahn Group or another party, could subject us to any of the aforementioned concerns, which could harm our business and have a material and adverse effect on our business, our results of operations and the price of our shares. Any unsolicited offer also could cause our stock price to fluctuate significantly.

ITEM 1B. UNRESOLVED STAFF COMMENTS.
     Not applicable.
ITEM 2. PROPERTIES.
     Our corporate head office is located at 1055 West Hastings Street, Suite 2200, Vancouver, British Columbia V6E 2E9. Our principal executive offices are located at 1055 West Hastings Street, Suite 2200 and 2700 Colorado Avenue, Suite 200, Santa Monica, California, 90404. At the Santa Monica address, we occupy approximately 125,000 square feet, including an approximately 4,000 square foot screening room. Our lease expires in August 2015.
     We also lease the following properties for our various subsidiaries: a 6,697 square foot space and a 36,785 square foot space in New York, New York (which leases expire in July 2014 and December 2015, respectively); an additional 4,389 square foot space in Santa Monica, California (which lease expires in March 2011); a 22,722 square foot space in Tulsa, Oklahoma (which lease expires in April 2011); a 4,833 square foot space in Chicago, Illinois (which lease expires in October 2012); a 15,371 square foot space and a 24,924 square foot space in Hollywood, California (which leases expire in December 2013 and March 2014, respectively).
     We believe that our current facilities are adequate to conduct our business operations for the foreseeable future. We believe that we will be able to renew these leases on similar terms upon expiration. If we cannot renew, we believe that we could find other suitable premises without any material adverse impact on our operations.
ITEM 3. LEGAL PROCEEDINGS.
     From time to time, we are involved in certain claims and legal proceedings arising in the normal course of business. While the resolution of these matters cannot be predicted with certainty, we do not believe, based on current knowledge, that the outcome of any currently pending claims or legal proceedings in which the Company is currently involved will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flow.
ITEM 4. REMOVED AND RESERVED.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information
     Our common shares are listed on the NYSE under the symbol “LGF.”
     On May 21, 2010, the closing sales price of our common shares on the NYSE was $6.81.
     The following table sets forth the range of high and low closing sale prices for our common shares, as reported by the NYSE in United States dollars, for our two most recent fiscal years:

	High	Low
Year ended March 31, 2011
First Quarter (through May 21, 2010)	$7.18	$6.14
Year ended March 31, 2010
Fourth Quarter	$6.30	$4.85
Third Quarter	6.07	4.89
Second Quarter	6.66	5.40
First Quarter	6.26	4.55

	High	Low
Year ended March 31, 2009
Fourth Quarter	$5.91	$3.90
Third Quarter	9.14	5.27
Second Quarter	10.52	8.82
First Quarter	10.68	9.67

Holders
     As of May 21, 2010, there were 843 registered holders of our common shares.
Dividend Policy
     We have not paid any dividends on our outstanding common shares since our inception and do not anticipate doing so in the foreseeable future. The declaration of dividends on our common shares is restricted by our senior revolving credit facility and is within the discretion of our Board of Directors and will depend upon the assessment of, among other things, our earnings, financial requirements and operating and financial condition. At the present time, given our anticipated capital requirements, we intend to follow a policy of retaining earnings in order to finance further development of our business. We may be limited in our ability to pay dividends on our common shares by restrictions under the Business Corporations Act (British Columbia) relating to the satisfaction of solvency tests.
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
     The following table sets forth, for each of our equity compensation plans, the number of common shares subject to outstanding options and rights, the weighted-average exercise price of outstanding options, and the number of shares remaining available for future award grants as of March 31, 2010.

			Number of Common Shares
			Remaining Available for
			Future Issuance Under
	Number of Common		Equity
	Shares to be Issued	Weighted-Average	Compensation Plans
	Upon Exercise of	Exercise Price of	(Excluding Shares
	Outstanding Options,	Outstanding Options,	Reflected in
Plan Category	Warrants and Rights	Warrants and Rights	the First Column)
Equity compensation plans approved by shareholders	7,120,686 (1)	$9.87 (2)	3,717,360 (3)
Equity compensation plans not approved by shareholders	1,028,333 (4)	$9.22 (4)	—
Total	8,149,019	$9.75	3,717,360

(1)	Of these shares, 2,760,000 were subject to options then outstanding under the 2004 Plan. In addition, this number includes 4,360,686 shares that were subject to outstanding stock unit awards granted under the 2004 Plan. Of these stock unit awards, 1,268,051 represent units subject to satisfaction of certain performance targets.

(2)	This number does not reflect the 4,360,686 shares that were subject to outstanding stock unit awards granted under the 2004 Plan.

(3)	All of these shares were available for award grant purposes under the 2004 Plan. The shares available under the 2004 Plan are, subject to certain other limits under that plan, generally available for any type of award authorized under the 2004 Plan including options, stock appreciation rights, restricted stock, restricted share units, stock bonuses and performance shares. No new awards may be granted under the Equity Incentive Plan.

(4)	On September 10, 2007, pursuant to the acquisition of Mandate Pictures, Joseph Drake entered into an employment agreement with Lions Gate Films, Inc. (“LGF”), our wholly-owned subsidiary, to serve as its Co-Chief Operating Officer and President of the Motion Picture Group, and Nathan Kahane entered into an employment agreement with LGF to serve as the President of Mandate Pictures. Pursuant to the terms of his employment agreement, Mr. Drake was granted 525,000 restricted share units (payable upon vesting in an equal number of shares of our common stock) which are scheduled to vest over five years based on his continued employment with LGF and half of which are also subject to the satisfaction of certain performance targets, and options to purchase

500,000 shares of our common stock, 200,000 options of which are vested and 300,000 options which are scheduled to vest over three years based on his continued employment with LGF. Pursuant to the terms of his employment agreement, Mr. Kahane was granted 25,000 restricted share units (payable upon vesting in an equal number of shares of our common stock) and options to purchase 100,000 shares of our common stock, all of which are scheduled to vest over three years based on his continued employment with LGF. The per share exercise price of each option is the closing price of our common stock on September 10, 2007, the date of grant of the options.
Taxation
     The following is a general summary of certain Canadian income tax consequences to U.S. Holders (who, at all relevant times, deal at arm’s length with the Company) of the purchase, ownership and disposition of common shares. For the purposes of this Canadian income tax discussion, a “U.S. Holder” means a holder of common shares who (1) for the purposes of the Income Tax Act (Canada) is not, has not, and will not be, or deemed to be, resident in Canada at any time while he, she or it holds common shares, (2) at all relevant times is a resident of the United States under the Canada-United States Income Tax Convention (1980) (the “Convention”) and is eligible for benefits under the Convention, and (3) does not and will not use or be deemed to use the common shares in carrying on a business in Canada. This summary does not apply to U.S. Holders who are insurers. Such U.S. Holders should seek tax advice from their advisors.
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
     This summary is based upon the current provisions of the Income Tax Act (Canada), the regulations thereunder and the proposed amendments thereto publicly announced by the Department of Finance, Canada before the date hereof (the “Tax Proposals”) and our understanding of the current published administrative and assessing practices of the Canada Revenue Agency. No assurance may be given that any proposed amendment will be enacted in the form proposed, if at all. This summary does not otherwise take into account or anticipate any changes in law, whether by legislative, governmental or judicial action.
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
     In addition to the Canadian withholding tax on actual or deemed dividends, a U.S. Holder also needs to consider the potential application of Canadian capital gains tax. A U.S. Holder will generally not be subject to tax under the Income Tax Act (Canada) in respect of any capital gain arising on a disposition of common shares (including, generally, on a purchase by the Company on the open market) unless at the time of disposition such shares constitute taxable Canadian property of the holder for purposes of the Income Tax Act (Canada) and such U.S. Holder is not entitled to relief under the Convention. If the common shares are listed on a designated stock exchange (which includes the NYSE) at the time they are disposed of, they will generally not constitute taxable Canadian property of a U.S. Holder unless, at any time during the 60-month period immediately preceding the disposition of the common shares, the U.S. Holder, persons with whom he, she or it does not deal at arm’s length, or the U.S. Holder together with such non-arm’s length persons, owned 25% or more of the issued shares of any class or series of the capital stock of the Company. Furthermore, pursuant to the Tax Proposals, shares of corporations that did not, at any time during the immediately preceding 60-month period, derive their value principally from one or any combination of (i) real or immovable property situated in Canada, (ii) Canadian resource properties, (iii) timber resource properties, and (iv) options in respect of, or interests in, such properties, no longer constitute taxable Canadian property. In any event, under the Convention, gains derived by a U.S. Holder from the disposition of common shares will generally not be subject to tax in Canada unless the value of the company’s shares is derived principally from real property or certain other immovable property situated in Canada.
Issuer Purchases of Equity Securities
     On May 31, 2007, our Board of Directors authorized the repurchase of up to $50 million of our common shares. Thereafter, on each of May 29, 2008 and November 6, 2008, as part of its regularly scheduled meetings, our Board of Directors authorized the repurchase up to an additional $50 million of our common shares, subject to market conditions. The additional resolutions increased the total authorization to $150 million. The common shares may be purchased, from time to time, at the Company’s discretion, including the quantity, timing and price thereof. Such purchases will be structured as permitted by securities laws and other legal requirements. During the period from the authorization date through March 31, 2010, 6,787,310 shares have been repurchased at a cost of approximately $65.2 million (including commission costs). The share repurchase program has no expiration date.
     There were no purchases of shares of our common stock by us during the three months ended March 31, 2010.
ISSUER PURCHASES OF EQUITY SECURITIES

(d) Approximate
			(c) Total Number of	Dollar Value of
			Shares Purchased as	Shares that May Yet
			Part of Publicly	Be Purchased Under
	(a) Total Number of	(b) Average Price	Announced Plans or	the Plans or
Period	Shares Purchased	Paid per Share	Programs	Programs
January 1, 2010 – January 31, 2010	—	—	—	—
February 1, 2010 – February 29, 2010	—	—	—	—
March 1, 2010 – March 31, 2010	—	—	—	—
Total	—	—	—	$85,080,000
Stock Performance Graph
     The following graph compares our cumulative total shareholder return with those of the NYSE Composite Index and the S&P Movies & Entertainment Index for the period commencing March 31, 2005 and ending March 31, 2010. All values assume that $100 was invested on March 31, 2005 in our common shares and each applicable index and all dividends were reinvested.
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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Lions Gate Entertainment Corporation, The NYSE Composite Index
And The S&P Movies & Entertainment Index

*	$100 invested on March 31, 2005 in stock or index, including reinvestment of dividends. Fiscal year ending March 31.

Copyright© 2009 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

Company/Index	3/31/05	3/31/06	3/31/07	3/31/08	3/31/09	3/31/10
Lions Gate Entertainment Corp.	100.00	91.86	103.35	88.24	45.70	56.47
NYSE Composite Index	100.00	117.44	135.00	131.15	76.42	117.20
S&P Movies & Entertainment Index	100.00	96.02	117.90	98.86	51.65	100.99

*	The graph and related information are being furnished solely to accompany this Form 10-K pursuant to Item 201(e) of Regulation S-K. They shall not be deemed “soliciting materials” or to be “filed” with the SEC (other than as provided in Item 201), nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.
ITEM 6. SELECTED FINANCIAL DATA.
     The consolidated financial statements for all periods presented in this Form 10-K are prepared in conformity with U.S. generally accepted accounting principles.
     The Selected Consolidated Financial Data below includes the results of Lionsgate UK, Debmar-Mercury, Mandate Pictures and TV Guide Network from their acquisition dates of October 17, 2005, July 3, 2006, September 10, 2007, and February 28, 2009, respectively, onwards. The Selected Consolidated Financial Data below also includes the results of Maple Pictures from the date of consolidation of July 18, 2007, onwards. Due to the acquisitions and the consolidation of Maple Pictures, the Company’s results of operations for the years ended March 31, 2010, 2009, 2008, 2007, and 2006 and financial positions as at March 31, 2010, 2009, 2008, 2007, and 2006 are not directly comparable to prior reporting periods.

	Year Ended March 31,
	2010	2009	2008	2007	2006
	(Amounts in thousands, except per share amounts)
Statement of Operations Data:
Revenues	$1,583,718	$1,466,374	$1,361,039	$976,740	$945,385
Expenses:
Direct operating	807,311	793,816	660,924	435,934	456,986
Distribution and marketing	515,755	669,557	635,666	404,410	399,299
General and administration	180,543	136,563	119,080	90,782	69,936
Depreciation and amortization	28,064	7,657	5,500	3,670	3,821

Total expenses	1,531,673	1,607,593	1,421,170	934,796	930,042

Operating income (loss)	52,045	(141,219)	(60,131)	41,944	15,343

Other expenses (income):
Interest expense
Contractual cash based interest	28,271	15,131	12,851	14,056	15,057
Amortization of debt discount, deferred financing costs and accretion of redeemable preferred stock units	29,789	19,144	17,048	15,783	14,578
Interest rate swaps mark-to-market	—	—	—	—	123

Total interest expense	58,060	34,275	29,899	29,839	29,758
Interest and other income	(1,573)	(5,785)	(11,276)	(11,930)	(4,304)
Gain on sale of equity securities	—	—	(2,909)	(1,722)	—
Gain on extinguishment of debt	(5,675)	(3,023)	—	—	—

Total other expenses, net	50,812	25,467	15,714	16,187	25,454

Income (loss) before equity interests and income taxes	1,233	(166,686)	(75,845)	25,757	(10,111)
Equity interests loss	(28,149)	(9,044)	(7,559)	(2,605)	(74)

Income (loss) before income taxes	(26,916)	(175,730)	(83,404)	23,152	(10,185)
Income tax provision (benefit)	1,230	2,724	4,031	7,680	(1,030)

Income (loss) before discontinued operations	(28,146)	(178,454)	(87,435)	15,472	(9,155)
Income from discontinued operations (including gain on sale in 2006 of $4,872, net of tax of $2,464)	—	—	—	—	4,476

Net income (loss)	$(28,146)	$(178,454)	$(87,435)	$15,472	$(4,679)
Add: Net loss attributable to noncontrolling interest	8,668	—	—	—	—

Net income (loss) attributable to
Lions Gate Entertainment Corp. Shareholders	$(19,478)	$(178,454)	$(87,435)	$15,472	$(4,679)

Basic Per Share Data:
Basic Income (Loss) Per Common Share From Continuing Operations	$(0.17)	$(1.53)	$(0.74)	$0.14	$(0.09)
Basic Income Per Common Share From Discontinued Operations	—	—	—	—	0.04

Basic Net Income (Loss) Per Common Share	$(0.17)	$(1.53)	$(0.74)	$0.14	$(0.05)

Diluted Per Share Data:
Diluted Income (Loss) Per Common Share From Continuing Operations	$(0.17)	$(1.53)	$(0.74)	$0.14	$(0.09)
Diluted Income Per Common Share From Discontinued Operations	—	—	—	—	0.04

Diluted Net Income (Loss) Per Common Share	$(0.17)	$(1.53)	$(0.74)	$0.14	$(0.05)

Weighted average number of common shares outstanding:
Basic	117,510	116,795	118,427	108,398	103,066
Diluted	117,510	116,795	118,427	111,164	103,066

Balance Sheet Data (at end of period):
Cash and cash equivalents	91,421	138,475	371,589	51,497	46,978
Investments — auction rate securities	—	—	—	237,379	167,081
Investment in films and television programs	680,647	702,767	608,942	493,140	417,750
Total assets	1,704,457	1,667,250	1,536,927	1,135,598	1,050,953
Senior revolving credit facility	17,000	255,000	—	—	—
Senior secured second-priority notes	225,155	—	—	—	—
Subordinated notes and other financing obligations	203,208	281,521	261,519	243,675	290,869
Total liabilities	1,620,557	1,625,557	1,282,328	807,880	809,848
Lions Gate Entertainment Corp. shareholders’ equity	53,922	41,693	254,599	327,718	241,105
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
     We have released approximately 15 motion pictures theatrically per year for the last three years, which include films we develop and produce in-house, as well as films that we acquire from third parties. In fiscal 2010, we released 10 motion pictures theatrically due, in part, to a crowded marketplace and our desire to invest in our television and channel businesses to achieve an even more balanced mix. In fiscal 2011, we intend to increase our diversified theatrical slate to approximately 13 motion pictures to capitalize on a resurgent theatrical box office and thinning competitive ranks, and we anticipate a more normalized slate of 12 to 15 motion pictures annually going forward. Additionally, we have produced approximately 75 hours of television programming on average for the last three years, primarily prime time television series for the cable and broadcast networks. In fiscal 2011, we intend to deliver approximately 78 hours of television programming.
     We currently distribute our library of approximately 8,000 motion picture titles and approximately 4,000 television episodes and programs directly to retailers, video rental stores, DVD rental kiosks, and pay and free television channels in the United States (the “U.S.”), Canada, the United Kingdom (the “UK”) and Ireland, through various digital media platforms, and indirectly to other international markets through our subsidiaries and various third parties. We also distribute our library through our various platforms including:
     • TV Guide Network, TV Guide Network On Demand and TV Guide Online (www.tvguide.com) (collectively, “TV Guide Network”), our joint ventures with One Equity Partners (“OEP”), the global private equity investment arm of JPMorgan Chase, N.A.;
     • Studio 3 Partners LLC (“EPIX”), our joint venture with Viacom Inc. (“Viacom”), Paramount Pictures Corporation (“Paramount”) and Metro-Goldwyn-Mayer Studios Inc. (“MGM”);
     • Tiger Gate Entertainment Limited (“Tiger Gate”), our joint venture with Saban Capital Group, Inc. (“SCG”); and
     • Horror Entertainment, LLC (“FEARnet”), our joint venture with Sony Pictures Entertainment Inc. (“Sony”) and Comcast Corporation (“Comcast”).
     In order to maximize our profit, we attempt to maintain a disciplined approach to acquisition, production and distribution of projects by balancing our financial risks against the probability of commercial success for each project. A key element of this strategy is to invest in or acquire individual properties, including films and television programs, libraries, and entertainment studios and companies, which enhance our competitive position in the industry, generate significant long-term returns and build a diversified foundation for future growth. As part of this strategy, we have acquired, integrated and/or consolidated into our business the following:
•	TV Guide Network, including TV Guide Network On Demand and TV Guide Online (www.tvguide.com) (we acquired TV Guide Network in February 2009 and sold a 49% interest to OEP in May 2009);

•	Mandate Pictures, LLC (“Mandate Pictures”), a worldwide independent film producer, financier and distributor (acquired in September 2007);

•	Maple Pictures Corp. (“Maple Pictures”), a Canadian film, television and home video distributor (consolidated effective July 2007);

•	Debmar-Mercury, LLC (“Debmar-Mercury”), a leading independent syndicator of film and television packages (acquired in July 2006);

•	Redbus Film Distribution Ltd. and Redbus Pictures (collectively, “Redbus” and currently, Lions Gate UK Ltd. (“Lionsgate UK”)), an independent film distributor, which provides us the ability to self-distribute our motion pictures in the UK and Ireland and included the acquisition of the Redbus library of approximately 130 films (acquired in October 2005);

•	Certain of the film assets and accounts receivable of Modern Entertainment, Ltd., a licensor of film rights to DVD distributors, broadcasters and cable networks (acquired in August 2005);

•	Artisan Entertainment, Inc. (“Artisan Entertainment”), a diversified motion picture, family and home entertainment company (acquired in December 2003); and

•	Trimark Holdings, Inc., a worldwide distributor of entertainment content (acquired in October 2000).

     As part of this strategy, we also have ownership interests in the following:
•	Tiger Gate, an operator of pay television channels and a distributor of television programming and action and horror films across Asia (joint venture entered into in April 2010);

•	EPIX, a joint venture entered into to create a premium television channel and subscription video-on-demand service (entered into in April 2008);

•	Roadside Attractions, LLC (“Roadside”), an independent theatrical distribution company (interest acquired in July 2007);

•	NextPoint, Inc. (“Break.com”), an online video entertainment service provider (interest acquired in June 2007); and

•	FEARnet, a multiplatform programming and content service provider (interest acquired in October 2006).
Revenues
     Our revenues are derived from the Motion Pictures, Television Production and Media Networks segments, as described below:
     Motion Pictures. Motion Pictures includes “Theatrical,” “Home Entertainment,” “Television,” “International,” “Lionsgate UK,” and “Mandate Pictures” revenue.
     Theatrical revenues are derived from the theatrical release of motion pictures in the U.S. and Canada which are distributed to theatrical exhibitors on a picture by picture basis. The financial terms that we negotiate with our theatrical exhibitors generally provide that we receive a percentage of the box office results and are negotiated on a picture by picture basis.
     Home Entertainment revenues consist of the sale or rental of packaged media (i.e., DVD and Blu-ray) and electronic media (i.e., electronic-sell through or “EST” and digital rental) of our own productions and acquired films, including theatrical releases and direct-to-video releases, to retail stores and through digital media platforms. In addition, we have revenue sharing arrangements with certain rental stores which generally provide that in exchange for a nominal or no upfront sales price we share in the rental revenues generated by each such store on a title by title basis.
     Television revenues are primarily derived from the licensing of our productions and acquired films to the domestic cable, free and pay television markets, which includes pay-per-view and video-on-demand.
     International revenues include revenues from our international subsidiaries from the licensing and sale of our productions, acquired films, our catalog product or libraries of acquired titles and revenues from our distribution to international sub-distributors, on a territory-by-territory basis. Our revenues are derived from the U.S., Canada, the UK, Australia and other foreign countries; none of the foreign countries individually comprised greater than 10% of total revenues.
     Lionsgate UK revenues include revenues from the licensing and sale of our productions, acquired films, our catalog product or libraries of acquired titles from our subsidiary located in the United Kingdom.
     Mandate Pictures revenues include revenues from the sales and licensing of domestic and worldwide rights of titles developed or acquired by Mandate Pictures to third-party distributors and to international sub-distributors.
     Television Production. Television Production includes the licensing and syndication to domestic and international markets of one-hour and half-hour drama series, television movies and mini-series and non-fiction programming, and home entertainment revenues consisting of television production movies or series.
     Media Networks. Media Networks consists of TV Guide Network, including TV Guide Network On Demand, and TV Guide Online (www.tvguide.com), (which we acquired in February 2009 and of which we sold a 49% interest in May 2009). Media Networks revenue includes distribution revenue from multi-system cable operators and digital broadcast satellite providers

(distributors generally pay a per subscriber fee for the right to distribute programming) and advertising revenue from the sale of advertising on its television channel and related online media platforms.
Expenses
     Our primary operating expenses include Direct Operating Expenses, Distribution and Marketing Expenses and General and Administration Expenses.
     Direct Operating Expenses include amortization of film and television production or acquisition costs, participation and residual expenses, provision for doubtful accounts, and foreign exchange gains and losses. Participation costs represent contingent consideration payable based on the performance of the film to parties associated with the film, including producers, writers, directors or actors, etc. Residuals represent amounts payable to various unions or “guilds” such as the Screen Actors Guild, Directors Guild of America, and Writers Guild of America, based on the performance of the film in certain ancillary markets or based on the individual’s (i.e., actor, director, writer) salary level in the television market.
     Distribution and Marketing Expenses primarily include the costs of theatrical “prints and advertising” (“P&A”) and of DVD/Blu-ray duplication and marketing. Theatrical P&A includes the costs of the theatrical prints delivered to theatrical exhibitors and the advertising and marketing cost associated with the theatrical release of the picture. DVD/Blu-ray duplication represents the cost of the DVD/Blu-ray product and the manufacturing costs associated with creating the physical products. DVD/Blu-ray marketing costs represent the cost of advertising the product at or near the time of its release or special promotional advertising.
     General and Administration Expenses include salaries and other overhead.
Recent Developments
     Tiger Gate Entertainment Limited. On April 5, 2010, Pearl River Holdings Corp., our wholly-owned subsidiary, entered into a joint venture with SCG, a leading private investment firm specializing in the media, entertainment and communications industries, to operate and manage Tiger Gate, an operator of pay television channels and a distributor of television programming and action and horror films across Asia. Established by the Company in 2008, Tiger Gate currently operates the thriller/horror channel THRILL and the action channel KIX. The channels launched in Indonesia in August 2009, and in Hong Kong and Singapore in April 2010.
     December 2009 Subordinated Debt Repurchase. In December 2009, our wholly-owned subsidiary, Lions Gate Entertainment Inc. (“LGEI”), paid $37.7 million to extinguish $39.9 million of aggregate principal amount (carrying value — $35.0 million) of 3.625% convertible senior subordinated secured notes due 2025 (the “February 2005 3.625% Notes”) and recorded a loss on extinguishment of $0.9 million, which includes $0.4 million of deferred financing costs written off. The loss represented the excess of the fair value of the liability component of the February 2005 3.625% Notes repurchased over their carrying value, plus the deferred financing costs written off. The excess of the amount paid over the fair value of the February 2005 3.625% Notes repurchased was recorded as a reduction of shareholders’ equity reflecting the repurchase of the equity component of the February 2005 3.625% Notes repurchased.
     The February 2005 3.625% Notes repurchased in December 2009 may be resold at the prevailing market value. In addition, $32.9 million of aggregate principal amount of the February 2005 3.625% Notes repurchased are being held as collateral under the Company’s senior revolving credit facility.
     In December 2009, LGEI paid $38.0 million to extinguish $40.0 million of aggregate principal amount (carrying value — $35.5 million) of 2.9375% convertible senior subordinated secured notes due 2024 (the “October 2004 2.9375% Notes”) and recorded a loss on extinguishment of $0.8 million, which includes $0.3 million of deferred financing costs written off. The loss represented the excess of the fair value of the liability component of the October 2004 2.9375% Notes repurchased over their carrying value, plus the deferred financing costs written off. The excess of the amount paid over the fair value of the October 2004 2.9375% Notes repurchased was recorded as a reduction of shareholders’ equity reflecting the repurchase of the equity component of the October 2004 2.9375% Notes repurchased.
     10.25% Senior Secured Second-Priority Notes. On October 21, 2009, LGEI issued $236.0 million aggregate principal amount of 10.25% senior secured second-priority notes due 2016 (the “Senior Notes”) in a private offering conducted pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended (the “Securities Act”). The Notes will pay interest semi-annually on May 1 and November 1 of each year at a rate of 10.25% per year and will mature on November 1, 2016. The Senior Notes were issued by LGEI at an initial price of 95.222% (original issue discount — 4.778%) of the principal amount. The net proceeds, after deducting discounts, the fees paid to the initial purchaser, and all transaction costs (including legal, accounting and other professional fees) from the sale of the Senior Notes was approximately $214.7 million, which was used by LGEI to repay a portion of its outstanding debt under our senior revolving credit facility.
     Film Credit Facility. On October 6, 2009, we entered into a revolving film credit facility agreement, as amended effective December 31, 2009 (“Film Credit Facility”), which provides for borrowings for the acquisition or production of motion pictures. Currently, the Film Credit Facility provides for total borrowings up to $120 million and can be increased to $200 million if additional lenders or financial institutions become a party to and provide a commitment under the facility. The Film Credit Facility has a maturity date of April 6, 2013 and as of March 31, 2010, bore interest of 3.25% over the “LIBO” rate (as defined in the credit agreement — effective interest rate of 3.50% as of March 31, 2010). We are required to pay a quarterly commitment fee of 0.75% per annum on the unused commitment under the Film Credit Facility. Borrowings under the Film Credit Facility are due the earlier of (a) nine months after delivery of each motion picture or (b) April 6, 2013. Borrowings under the Film Credit Facility are subject to a borrowing base calculation and are secured by interests in the related motion pictures, together with certain other receivables from other motion picture and television productions pledged by us, including a minimum pledge of such receivables of $25 million. Receivables pledged to the Film Credit Facility must be excluded from the borrowing base calculation under our senior revolving credit facility.
     Refinancing Exchange. On April 20, 2009, LGEI entered into Refinancing Exchange Agreements (the “Refinancing Exchange Agreements”) with certain existing holders of the February 2005 3.625% Notes. Pursuant to the terms of the Refinancing Exchange Agreements, holders of the February 2005 3.625% Notes exchanged approximately $66.6 million aggregate principal amount of the February 2005 3.625% Notes for new 3.625% convertible senior subordinated secured notes due 2025 (the “April 2009 3.625% Notes”) in the same aggregate principal amount under a new indenture entered into by LGEI, Lionsgate, as guarantor, and an indenture trustee thereunder.
     April 2009 3.625% Notes. As discussed above, in April 2009, LGEI issued approximately $66.6 million of the April 2009 3.625% Notes. LGEI will pay interest on the April 2009 3.625% Notes on March 15 and September 15 of each year. The April 2009 3.625% Notes will mature on March 15, 2025. On or after March 15, 2015, LGEI may redeem the April 2009 3.625% Notes, in whole or in part, at a price equal to 100% of the principal amount of the April 2009 3.625% Notes to be redeemed, plus accrued and unpaid interest through the date of redemption. The holder may require LGEI to repurchase the April 2009 3.625% Notes on March 15, 2015, 2018 and 2023 or upon a “designated event,” at a price equal to 100% of the principal amount of the April 2009 3.625% Notes to be repurchased plus accrued and unpaid interest. Under certain circumstances, if the holder requires LGEI to repurchase all or a portion of their notes upon a change in control, they will be entitled to receive a make whole premium. The amount of the make whole premium, if any, will be based on the price of our common shares on the effective date of the change in control. No make whole premium will be paid if the price of our common shares at such time is less than $5.36 per share or exceeds $50.00 per share. The April 2009 3.625% Notes may be converted into our common shares at any time before maturity, redemption or repurchase. The initial conversion rate of the April 2009 3.625% Notes is 121.2121 common shares per $1,000 principal amount of the April 2009 3.625% Notes, subject to adjustment in certain circumstances, which represents a conversion price of approximately $8.25 per share. Upon conversion of the April 2009 3.625% Notes, we have the option to deliver, in lieu of common shares, cash or a combination of cash and our common shares.
     TV Guide Network Acquisition. In January 2009, we entered into an Equity Purchase Agreement (the “Equity Purchase Agreement”) with Gemstar-TV Guide International, Inc. (“Gemstar”), TV Guide Entertainment Group, Inc. (“TVGE”), its parent company, UV Corporation and Macrovision Solutions Corporation (“Macrovision”), the ultimate parent company of Gemstar, TVGE and UV Corporation, for the purchase by us of TV Guide Network and related assets, including TV Guide Network On Demand, and TV Guide Online (www.tvguide.com). The acquisition closed February 28, 2009. We paid approximately $241.6 million for all of the equity interest of TV Guide Network, which included a capital lease obligation of $12.1 million, and incurred approximately $1.5 million in direct transaction costs (legal fees, accountant’s fees and other professional fees).
     The acquisition was accounted for as a purchase, with the results of operations of TV Guide Network consolidated from February 28, 2009. Goodwill of $152.6 million represents the excess of purchase price over the fair value of the tangible and intangible assets acquired and liabilities assumed.
     Sale of Noncontrolling Interest in TV Guide Network. On May 28, 2009, we entered into a Purchase Agreement (the “Purchase Agreement”) with OEP, pursuant to which OEP purchased 49% of our interest in TV Guide Network for approximately $122.4 million in cash. In addition, OEP reserved the option of buying another 1% of TV Guide Network under certain circumstances. The arrangement contains joint control rights, as evidenced in an operating agreement as well as customary transfer restrictions and exit rights.
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
     Goodwill. Goodwill is reviewed annually for impairment within each fiscal year or between the annual tests if an event occurs or circumstances change that indicate it is more likely than not that the fair value of a reporting unit is less than its carrying value. We perform our annual impairment test as of January 1 in each fiscal year. We performed our last annual impairment test on our goodwill as of January 1, 2010. No goodwill impairment was identified in any of our reporting units. Determining the fair value of reporting units requires various assumptions and estimates. The estimates of fair value include consideration of the future projected operating results and cash flows of the reporting unit. Such projections could be different than actual results. Should actual results be significantly less than estimates, the value of our goodwill could be impaired in the future.
     Subordinated notes. We account for our subordinated notes by separating for the liability and equity components in a manner that will reflect the our nonconvertible debt borrowing rate on the subordinated notes issuance date when interest cost is recognized. Accordingly, a portion of the proceeds received is recorded as a liability and a portion is recorded as an addition to shareholders’ equity reflecting the equity component (i.e., conversion feature). The difference between the principal amount and the amount recorded as the liability component represents the debt discount. The carrying amount of the liability is accreted up to the principal amount through the amortization of the discount, using the effective interest method, to interest expense over the expected life of the note.
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
Recent Accounting Pronouncements
     In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”)

No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (“SFAS No. 168”). This statement modifies the GAAP hierarchy by establishing only two levels of GAAP, authoritative and nonauthoritative accounting literature. Effective July 2009, the FASB Accounting Standards Codification (“ASC”), also known collectively as the “Codification,” is considered the single source of authoritative U.S. accounting and reporting standards, except for additional authoritative rules and interpretive releases issued by the SEC. Nonauthoritative guidance and literature would include, among other things, FASB Concepts Statements, American Institute of Certified Public Accountants Issue Papers and Technical Practice Aids and accounting textbooks. The Codification was developed to organize GAAP pronouncements by topic so that users can more easily access authoritative accounting guidance. It is organized by topic, subtopic, section, and paragraph, each of which is identified by a numerical designation. We adopted the Codification prospectively beginning in the second quarter of fiscal 2010, resulting in no impact on the Company’s consolidated financial statements.
     Accounting for noncontrolling interest in consolidated subsidiaries. We adopted new accounting guidance that changes the accounting and reporting for minority interests, which are recharacterized as noncontrolling interests and classified as a component of equity. This new consolidation method changes the accounting for transactions with noncontrolling interest holders. We adopted this standard beginning in the first quarter of fiscal 2010 (see Note 16 in the Company’s audited consolidated financial statements for the year ended March 31, 2010).
     Subsequent events. We adopted new accounting guidance related to the accounting for and disclosure of subsequent events that occur after the balance sheet date. We adopted this standard beginning in the first quarter of fiscal 2010 and have evaluated subsequent events through the date of issuance, resulting in no impact on the Company’s consolidated financial statements.
     Consolidation accounting for variable interest entities. This new accounting guidance modifies the previous guidance in relation to the identification of controlling financial interests in a VIE. This analysis identifies the primary beneficiary of a VIE as the enterprise that has both of the following characteristics, among others: (a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance; and (b) the obligation to absorb losses of the entity, or the right to receive benefits from the entity, that could potentially be significant to the VIE. If an enterprise determines that power is shared among multiple unrelated parties such that no one party has the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance, then no party is the primary beneficiary. Power is shared if each of the parties sharing power are required to consent to the decisions relating to the activities that most significantly impact the VIE’s performance. The provisions of this standard will become effective for us beginning in fiscal 2011. Based upon our review and the current business and ownership structure of TV Guide Network, we will no longer be required to consolidate TV Guide Network, effective April 1, 2010.
     The deconsolidation of TV Guide network will result in the reclassification of the asset and liability amounts in each balance sheet caption related to the TV Guide Network to the investment in equity method investee’s account within other assets on the consolidated balance sheet. In addition, under the equity method of accounting our share of the revenues and expenses of TV Guide Network will be recorded net in the equity interest line item in the consolidated statements of operations and we will report interest income for the earnings on our share of the mandatorily redeemable preferred stock. The adoption of the new accounting standard is not expected to impact the net loss attributable to our shareholders. We may apply the statement on a retrospective basis with the prior year statements adjusted to reflect the application of the statement as of the beginning of the earliest period presented.
     Had this new accounting guidance been effective as of March 31, 2010 our consolidated balance sheet would have included a decrease of approximately $22.2 million of cash and cash equivalents, approximately $19.7 million of net accounts receivable, approximately $152.6 million of goodwill, approximately $112.9 million of other assets, approximately $36.1 million of accounts payable and accrued liabilities, approximately $18.5 million of other liabilities, approximately $94.6 million of mandatorily redeemable preferred stock units held by noncontrolling interest and $38.6 million of noncontrolling interests, with a corresponding net increase to investment in equity method investments, which is classified as other assets on our consolidated balance sheets.

RESULTS OF OPERATIONS
Fiscal 2010 Compared to Fiscal 2009
     The following table sets forth the components of consolidated revenue for the fiscal year ended March 31, 2010 and 2009:

	Year	Year
	Ended	Ended
	March 31,	March 31,	Increase (Decrease)
	2010	2009	Amount	Percent
		(Amounts in millions)
Consolidated Revenue
Motion Pictures	$1,119.2	$1,233.9	$(114.7)	(9.3%)
Television Production	350.9	222.2	128.7	57.9%
Media Networks	113.6	10.3	103.3	NM

	$1,583.7	$1,466.4	$117.3	8.0%

NM — Percentage not meaningful
     Our largest component of revenue comes from home entertainment. The following table sets forth total home entertainment revenue for both the Motion Pictures and Television Production reporting segments for the fiscal year ended March 31, 2010 and 2009:

	Year	Year
	Ended	Ended
	March 31,	March 31,	Increase (Decrease)
	2010	2009	Amount	Percent
		(Amounts in millions)
Home Entertainment Revenue
Motion Pictures	$540.4	$640.7	$(100.3)	(15.7%)
Television Production	67.8	34.9	32.9	94.3%

	$608.2	$675.6	$(67.4)	(10.0%)

Motion Pictures Revenue
     The decrease in motion pictures revenue this period was mainly attributable to decreases in theatrical and home entertainment revenue and, to a lesser extent, a decrease in international revenue. These decreases were offset by an increase in Mandate Pictures revenue, and, to a lesser extent, increases in television and Lionsgate UK revenue. We expect an increase in the number of our theatrical releases for fiscal 2011, as compared to fiscal 2010. As a result, we currently expect our motion picture segment revenue for fiscal 2011 will exceed our fiscal 2010 motion picture segment revenue. However, actual motion pictures revenue will depend on the performance of our film and video titles across all media and territories and can vary materially from expectations. The following table sets forth the components of revenue for the motion pictures reporting segment for the fiscal year ended March 31, 2010 and 2009:

	Year	Year
	Ended	Ended
	March 31,	March 31,	Increase (Decrease)
	2010	2009	Amount	Percent
		(Amounts in millions)
Motion Pictures
Theatrical	$139.4	$223.3	$(83.9)	(37.6%)
Home Entertainment	540.4	640.7	(100.3)	(15.7%)
Television	186.7	170.3	16.4	9.6%
International	73.4	81.6	(8.2)	(10.0%)
Lionsgate UK	74.3	60.7	13.6	22.4%
Mandate Pictures	99.1	45.5	53.6	117.8%
Other	5.9	11.8	(5.9)	(50.0%)

	$1,119.2	$1,233.9	$(114.7)	(9.3%)

Motion Pictures — Theatrical Revenue
     The following table sets forth the titles contributing significant motion pictures theatrical revenue for the fiscal year ended March 31, 2010 and 2009:

Year Ended March 31,
2010		2009
	Theatrical Release Date		Theatrical Release Date
From Paris With Love	February 2010	The Haunting in Connecticut	March 2009
Daybreakers	January 2010	Madea Goes to Jail	February 2009
Spy Next Door	January 2010	My Bloody Valentine 3-D	January 2009
Brothers	December 2009	Transporter 3	November 2008
Precious	November 2009	Saw V	October 2008
Saw VI	October 2009	W.	October 2008
Gamer	September 2009	The Family That Preys	September 2008
I Can Do Bad All By Myself	September 2009	The Forbidden Kingdom	April 2008
The Haunting in Connecticut	March 2009
     The following table sets forth the amount and percentage of theatrical revenue generated by the titles listed above and the titles not listed above for the fiscal year ended March 31, 2010 and 2009:

	Year Ended March 31,
	2010			2009
			Percent			Percent
	Amount of		of	Amount of		of
	Theatrical		Theatrical	Theatrical		Theatrical	Increase (Decrease)
	Revenue		Revenue	Revenue		Revenue	Amount	Percent
	(Amounts in			(Amounts in			(Amounts in
	millions)			millions)			millions)
Theatrical Revenue
Theatrical revenue from significant titles listed above	$126.4		91%	$170.8		76%	$(44.4)	(26.0%)
Theatrical revenue from titles not listed above	13.0		9%	52.5		24%	(39.5)	(75.2%)

	$139.4		100%	$223.3		100%	$(83.9)	(37.6%)

Range of contribution of theatrical revenue of significant titles individually, as a percent of theatrical revenue	6%	to	17%	5%	to	19%

     Theatrical revenue of $139.4 million decreased $83.9 million, or 37.6%, in fiscal 2010 as compared to fiscal 2009. The decrease in theatrical revenue in fiscal 2010 as compared to fiscal 2009 is due to only 10 theatrical releases in the current fiscal year compared to 16 in the prior fiscal year. The contribution of theatrical revenue from titles listed above decreased $44.4 million in the current fiscal year compared to the prior fiscal year, and the contribution of theatrical revenue from the titles not listed in the table above decreased $39.5 million in the current fiscal year compared to the prior fiscal year.

Motion Pictures — Home Entertainment Revenue
     The following table sets forth the titles contributing significant motion pictures home entertainment revenue for the fiscal year ended March 31, 2010 and 2009:

Year Ended March 31,
2010		2009
	DVD Release Date		DVD Release Date
Brothers	March 2010	Punisher: War Zone	March 2009
Precious	March 2010	Transporter 3	March 2009
Gamer	January 2010	Bangkok Dangerous	January 2009
I Can Do Bad All By Myself	January 2010	My Best Friend’s Girl	January 2009
Saw VI	January 2010	Saw V	January 2009
Crank: High Voltage	September 2009	The Family That Preys	January 2009
The Haunting in Connecticut	July 2009	The Forbidden Kingdom	September 2008
Madea Goes to Jail	June 2009	Meet the Browns	July 2008
My Bloody Valentine 3-D	May 2009	The Bank Job	July 2008
New In Town	May 2009	The Eye	June 2008
The Spirit	April 2009	Witless Protection	June 2008
		Rambo	May 2008
     The following table sets forth the amount and percentage of home entertainment revenue generated by the titles listed above and the titles not listed above for the fiscal year ended March 31, 2010 and 2009:

	Year Ended March 31,
	2010			2009
			Percent			Percent
	Amount of		of	Amount of		of
	Home		Home	Home		Home
	Entertainment		Entertainment	Entertainment		Entertainment	Increase (Decrease)
	Revenue		Revenue	Revenue		Revenue	Amount	Percent
	(Amounts in			(Amounts in			(Amounts in
	millions)			millions)			millions)
Home Entertainment Revenue
Home entertainment revenue from significant titles listed above	$223.0		41%	$290.4		45%	$(67.4)	(23.2%)
Home entertainment revenue from titles not listed above	317.4		59%	350.3		55%	(32.9)	(9.4%)

	$540.4		100%	$640.7		100%	$(100.3)	(15.7%)

Range of contribution of home entertainment revenue of significant titles individually, as a percent of home entertainment revenue	2%	to	6%	2%	to	7%

     Home entertainment revenue of $540.4 million decreased $100.3 million, or 15.7%, in fiscal 2010 as compared to fiscal 2009. The decrease in home entertainment revenue in the fiscal 2010 compared to fiscal 2009 is primarily due to fewer theatrical releases in fiscal 2010 as compared to fiscal 2009 and the impact of the overall reduction of consumer spending on home entertainment products. The contribution of home entertainment revenue from titles listed above decreased $67.4 million in the current fiscal year compared to the prior fiscal year, and the contribution of home entertainment revenue from the titles not listed above decreased $32.9 million in the current fiscal year compared to the prior fiscal year.

Motion Pictures — Television Revenue
     The following table sets forth the titles contributing significant motion pictures television revenue for the fiscal year ended March 31, 2010 and 2009:

Year Ended March 31,
2010	2009
Madea Goes to Jail	3:10 to Yuma
My Best Friend’s Girl	Forbidden Kingdom
My Bloody Valentine 3-D	Good Luck Chuck
New In Town	Meet the Browns
Saw V	Rambo
The Family That Preys	Saw IV
The Haunting in Connecticut	The Bank Job
Transporter 3	The Eye
W.	Why Did I Get Married? — Feature
     The following table sets forth the amount and percentage of television revenue generated by the titles listed above and the titles not listed above for the fiscal year ended March 31, 2010 and 2009:

	Year Ended March 31,
	2010			2009
			Percent			Percent
	Amount of		of	Amount of		of
	Television		Television	Television		Television	Increase (Decrease)
	Revenue		Revenue	Revenue		Revenue	Amount	Percent
	(Amounts in			(Amounts in			(Amounts in
	millions)			millions)			millions)
Television Revenue
Television revenue from significant titles listed above	$100.8		54%	$107.6		63%	$(6.8)	(6.3%)
Television revenue from titles not listed above	85.9		46%	62.7		37%	23.2	37.0%

	$186.7		100%	$170.3		100%	$16.4	9.6%

Range of contribution of television revenue of significant titles individually, as a percent of television revenue	4%	to	9%	6%	to	8%

     Television revenue included in motion pictures revenue of $186.7 million increased $16.4 million, or 9.6% in fiscal 2010 as compared to fiscal 2009. The contribution of television revenue from the titles listed above decreased $6.8 million in the current fiscal year compared to the prior fiscal year, and the contribution of television revenue from the titles not listed above increased $23.2 million in the current fiscal year compared to the prior fiscal year.
Motion Pictures — International Revenue
     The following table sets forth the titles contributing significant motion pictures international revenue for the fiscal year ended March 31, 2010 and 2009:

Year Ended March 31,
2010	2009
Brothers	My Best Friend’s Girl
My Bloody Valentine 3-D	Punisher: War Zone
Saw V	Saw IV
Saw VI	Saw V
The Eye

     The following table sets forth the amount and percentage of international revenue generated by the titles listed above and the titles not listed above for the fiscal year ended March 31, 2010 and 2009:

	Year Ended March 31,
	2010			2009
			Percent			Percent
	Amount of		of	Amount of		of
	International		International	International		International	Increase (Decrease)
	Revenue		Revenue	Revenue		Revenue	Amount	Percent
	(Amounts in			(Amounts in			(Amounts in
	millions)			millions)			millions)
International Revenue
International revenue from significant titles listed above	$28.9		39%	$37.4		46%	$(8.5)	(22.7%)
International revenue from titles not listed above	44.5		61%	44.2		54%	0.3	0.7%

	$73.4		100%	$81.6		100%	$(8.2)	(10.0%)

Range of contribution of international revenue of significant titles individually, as a percent of international revenue	7%	to	13%	8%	to	11%

     International revenue included in motion pictures revenue of $73.4 million decreased $8.2 million, or 10.0%, in fiscal 2010 as compared to fiscal 2009. The decrease in international revenue in fiscal 2010 compared to fiscal 2009 is mainly due to a decrease in the contribution of international revenue from titles listed above in fiscal 2010 as compared to fiscal 2009.
Motion Pictures — Lionsgate UK Revenue
     The following table sets forth the titles contributing significant Lionsgate UK revenue for the fiscal year ended March 31, 2010 and 2009:

Year Ended March 31,
2010	2009
Drag Me to Hell	My Bloody Valentine 3-D
Harry Brown	Righteous Kill
Hurt Locker	Saw IV
My Bloody Valentine 3-D	Saw V
Saw VI	The Bank Job
     The following table sets forth the amount and percentage of Lionsgate UK revenue generated by the titles listed above and the titles not listed above for the fiscal year ended March 31, 2010 and 2009:

	Year Ended March 31,
	2010			2009
			Percent			Percent
	Amount of		of	Amount of		of
	Lionsgate UK		Lionsgate UK	Lionsgate UK		Lionsgate UK	Increase (Decrease)
	Revenue		Revenue	Revenue		Revenue	Amount	Percent
	(Amounts in		(Amounts in			(Amounts in
	millions)		millions)			millions)
Lionsgate UK Revenue
Lionsgate UK revenue from significant titles listed above	$28.6		38%	$23.2		38%	$5.4	23.3%
Lionsgate UK revenue from titles not listed above	45.7		62%	37.5		62%	8.2	21.9%

	$74.3		100%	$60.7		100%	$13.6	22.4%

Range of contribution of Lionsgate UK revenue of significant titles individually, as a percent of Lionsgate UK revenue	5%	to	13%	5%	to	10%

     Lionsgate UK revenue of $74.3 million increased $13.6 million, or 22.4%, in fiscal 2010 as compared to fiscal 2009. The increase in Lionsgate UK revenue in fiscal 2010 compared to fiscal 2009 is mainly due to stronger performance of theatrical releases in the United Kingdom for titles such as Hurt Locker and Drag Me To Hell in fiscal 2010 as compared to fiscal 2009. The contribution of Lionsgate UK revenue from titles listed above increased $5.4 million in the current fiscal year compared to the prior fiscal year, and the contribution of Lionsgate UK revenue from the titles not listed in the table above increased $8.2 million in the current fiscal year compared to the prior fiscal year.
Motion Pictures — Mandate Pictures Revenue
     The following table sets forth the titles contributing significant Mandate Pictures revenue for the fiscal year ended March 31, 2010 and 2009:

Year Ended March 31,
2010	2009
Drag Me To Hell	30 Days of Night
Horsemen	Harold and Kumar Escape from Guantanamo Bay
Juno	Juno
Passengers	Nick and Norah’s Infinite Playlist
Whip It	Passengers
     The following table sets forth the amount and percentage of Mandate Pictures revenue generated by the titles listed above and the titles not listed above for the fiscal year ended March 31, 2010 and 2009:

	Year Ended March 31,
	2010			2009
			Percent			Percent
	Amount of		of	Amount of		of
	Mandate		Mandate	Mandate		Mandate
	Pictures		Pictures	Pictures		Pictures	Increase (Decrease)
	Revenue		Revenue	Revenue		Revenue	Amount	Percent
	(Amounts in			(Amounts in			(Amounts in
	millions)			millions)			millions)
Mandate Pictures Revenue
Mandate Pictures revenue from significant titles listed above	$92.3		93%	$35.3		78%	$57.0	161.5%
Mandate Pictures revenue from titles not listed above	6.8		7%	10.2		22%	(3.4)	(33.3%)

	$99.1		100%	$45.5		100%	$53.6	117.8%

Range of contribution of Mandate Pictures revenue of significant titles individually, as a percent of Mandate Pictures revenue	7%	to	51%	5%	to	30%

     Mandate Pictures revenue includes revenue from the sales and licensing of domestic and worldwide rights of titles developed or acquired by Mandate Pictures to third-party distributors or international sub-distributors. The increase in Mandate Pictures revenue in fiscal 2010 compared to fiscal 2009 is mainly due to the higher contribution of Mandate Pictures revenue from titles listed above, in particular from Drag Me To Hell in fiscal 2010 as compared to fiscal 2009.

Television Production Revenue
     Television production revenue of $350.9 million, increased $128.7 million, or 57.9%, in fiscal 2010 as compared to fiscal 2009. Based on the television shows currently expected to be delivered in fiscal 2011, we anticipate that our television production segment revenue in fiscal 2011 will exceed our fiscal 2010 television production segment revenue. However, actual revenues will depend on actual deliveries and can vary materially from expectations. The following table sets forth the components and the changes in the components of revenue that make up television production revenue for the fiscal year ended March 31, 2010 and 2009:

	Year	Year
	Ended	Ended
	March 31,	March 31,	Increase (Decrease)
	2010	2009	Amount	Percent
		(Amounts in millions)
Television Production
Domestic series licensing
Lionsgate Television	$128.8	$79.2	$49.6	62.6%
Debmar-Mercury	92.2	59.1	33.1	56.0%
Ish Entertainment	19.0	23.4	(4.4)	(18.8%)

Total domestic series licensing	240.0	161.7	78.3	48.4%
International	42.3	24.9	17.4	69.9%
Home entertainment releases of television production	67.8	34.9	32.9	94.3%
Other	0.8	0.7	0.1	14.3%

	$350.9	$222.2	$128.7	57.9%

     Revenues included in domestic series licensing from Lionsgate Television increased in fiscal 2010 due to an increase in episodes of programming delivered, and higher revenue generated per episode delivered in fiscal 2010 compared to fiscal 2009.
     The following table sets forth the number of television episodes and hours delivered included in Lionsgate Television domestic series licensing revenue in the fiscal year ended March 31, 2010 and 2009, respectively:

		Year Ended
		March 31, 2010
		Episodes	Hours
Crash Season 2	1hr	13	13.0
Mad Men Season 3	1hr	13	13.0
Nurse Jackie Season 2	1/2hr	12	6.0
Nurse Jackie Season 1	1/2hr	12	6.0
Blue Mountain State	1/2hr	13	6.5
Weeds Season 5	1/2hr	13	6.5

		76	51.0

		Year Ended
		March 31, 2009
		Episodes	Hours
Fear Itself	1hr	13	13.0
Crash Season 1	1hr	13	13.0
Mad Men Season 2	1hr	13	13.0
Scream Queens	1hr	8	8.0
Weeds Season 4	1/2hr	13	6.5
Pilots	1/2hr	2	1.0

		62	54.5

     Revenues included in domestic series licensing from Debmar-Mercury increased in fiscal 2010 due to increased revenue from the television series House of Payne, Meet the Browns, The Wendy Williams Show, and Family Feud.
     Revenues included in domestic series licensing from our reality television collaboration with Ish Entertainment Inc. (“Ish”), resulted primarily from the production of the domestic series Paris Hilton’s My New BFF, and My Antonio.
     International revenue increased in fiscal 2010 due to revenue from Mad Men Season 3, Crash Season 1, Dead Zone Season 1, and Fear Itself, and international revenue in fiscal 2009 includes revenue from Mad Men Season 1 and Season 2, Paris Hilton’s British Best Friend, Weeds Season 3 and Season 4, Wildfire Season 4, and The Kill Point.
     The increase in revenue from home entertainment releases of television production is primarily driven by DVD/Blu-ray revenue from Weeds Season 4 and Season 5, and Mad Men Season 2 and Season 3.
Media Networks Revenue
     Media Networks revenue was $113.6 million in fiscal 2010 compared to $10.3 million for the period from the acquisition date of February 28, 2009 to March 31, 2009. Beginning in fiscal 2011, we will no longer consolidate TV Guide Network, and, as a result, we will not include revenue from Media Networks in consolidated revenue in fiscal 2011 and beyond.

Direct Operating Expenses
     The following table sets forth direct operating expenses by segment for the fiscal year ended March 31, 2010 and 2009:

	Year Ended				Year Ended
	March 31, 2010				March 31, 2009
	Motion	Television	Media		Motion	Television	Media
	Pictures	Production	Networks	Total	Pictures	Production	Networks	Total
				(Amounts in millions)
Direct operating expenses
Amortization of films and television programs	$302.0	$202.4	$36.6	$541.0	$329.2	$125.7	$3.8	$458.7
Participation and residual expense	188.8	75.9	—	264.7	279.0	49.3	—	328.3
Other expenses	0.8	0.6	0.2	1.6	5.1	1.8	(0.1)	6.8

	$491.6	$278.9	$36.8	$807.3	$613.3	$176.8	$3.7	$793.8

Direct operating expenses as a percentage of segment revenues	43.9%	79.5%	32.4%	51.0%	49.7%	79.6%	35.9%	54.1%
     Direct operating expenses of the motion pictures segment of $491.6 million for fiscal 2010 were 43.9% of motion pictures revenue, compared to $613.3 million, or 49.7%, of motion pictures revenue for fiscal 2009. The decrease in direct operating expense of the motion pictures segment in fiscal 2010 as a percent of revenue is due primarily to a fiscal 2009 charge for a home entertainment library distribution contract of family entertainment titles, and a decrease in investment in film write-downs for fiscal 2010, partially offset by an increase in direct operating expenses as a percentage of revenue attributed to Mandate Pictures. Investment in film write-downs of the motion picture segment totaled approximately $12.5 million for fiscal 2010, compared to $37.3 million for 2009. Also, in fiscal 2009, we recorded a charge of $36.1 million for a participation reserve in connection with a home entertainment library distribution contract of family entertainment titles entered into in fiscal 2009 due to the actual and expected future underperformance of the titles in this library. The fiscal 2010 write-downs included write-downs on two titles over $1.0 million which aggregated $7.4 million. The fiscal 2009 write-downs included write-downs on six titles over $1.0 million which aggregated $26.9 million of the total charges due to the lower than anticipated performance of six titles and $5.1 million of write-downs of film libraries acquired due to the underperformance of those libraries. Other expenses consists of the provision for doubtful accounts and foreign exchange gains and losses. The provision for doubtful accounts decreased from $3.7 million in fiscal 2009 to $1.6 million in fiscal 2010. Foreign exchange gains and losses included a loss of $3.1 million in fiscal 2009 to a gain of less than $0.1 million in fiscal 2010 due to changes in exchange rates.
     Direct operating expenses of the television production segment of $278.9 million for fiscal 2010 were 79.5% of television revenue, compared to $176.8 million, or 79.6%, of television revenue for fiscal 2009. The increase in direct operating expense of the television production segment in fiscal 2010 is due to the increase in television production revenue in fiscal 2010 as compared to fiscal 2009. In fiscal 2010, $12.6 million of charges for costs incurred in excess of contracted revenues for episodic television series or write-downs of television film costs were included in the amortization of television programs, compared to $9.1 million in fiscal 2009. The fiscal 2010 write-downs included write-downs on five titles over $1.0 million which aggregated $10.5 million, of which $4.9 million related to one television series. The fiscal 2009 write-downs included write-downs on four titles over $1.0 million which aggregated $7.7 million.
     Direct operating expenses of the media networks segment, acquired in February 2009, of $36.8 million for fiscal 2010 consists primarily of programming expenses associated with the production of such programs as Idol Tonight and Hollywood 411. Beginning in fiscal 2011, we will no longer consolidate TV Guide Network, and, as a result, we will not include direct operating expenses from Media Networks in consolidated direct operating expenses in fiscal 2011 and beyond.

Distribution and Marketing Expenses
     The following table sets forth distribution and marketing expenses by segment for the fiscal year ended March 31, 2010 and 2009:

	Year Ended				Year Ended
	March 31, 2010				March 31, 2009
	Motion	Television	Media		Motion	Television	Media
	Pictures	Production	Networks	Total	Pictures	Production	Networks	Total
	(Amounts in millions)
Distribution and marketing expenses
Theatrical	$235.9	$0.2	$—	$236.1	$330.5	$—	$—	$330.5
Home Entertainment	192.0	18.7	—	210.7	255.4	10.5	—	265.9
Television	3.9	8.5	—	12.4	5.0	10.4	—	15.4
International	4.7	3.7	—	8.4	6.3	3.8	—	10.1
Lionsgate UK	31.1	1.1	—	32.2	42.4	0.5	—	42.9
Media Networks	—	—	14.0	14.0	—	—	1.9	1.9
Other	1.7	0.3	—	2.0	2.1	0.8	—	2.9

	$469.3	$32.5	$14.0	$515.8	$641.7	$26.0	$1.9	$669.6

     The majority of distribution and marketing expenses relate to the motion pictures segment. Theatrical P&A in the motion pictures segment in fiscal 2010 of $235.9 million decreased $94.6 million, or 28.6%, compared to $330.5 million in fiscal 2009. The decrease is driven by the lower number of theatrical releases in fiscal 2010 as compared to fiscal 2009. Domestic theatrical P&A from the motion pictures segment this period included P&A incurred on the release of Brothers, Daybreakers, Gamer, From Paris With Love, I Can Do Bad All By Myself, Kick-Ass, Precious, Saw VI, Spy Next Door and Why Did I Get Married Too?, which individually represented between 5% and 13% of total theatrical P&A and, in the aggregate, accounted for 91% of the total theatrical P&A. Kick-Ass and Why Did I Get Married Too? were released subsequent to the year ended March 31, 2010, and, therefore, did not have any theatrical revenue contribution for fiscal 2010 but accounted for an aggregate of 12% of theatrical P&A for the fiscal year. Domestic theatrical P&A from the motion pictures segment in fiscal 2009 included P&A incurred on the release of titles such as Bangkok Dangerous, Disaster Movie, Madea Goes to Jail, My Best Friend’s Girl, My Bloody Valentine 3-D, New In Town, Punisher: War Zone, Saw V, The Family That Preys, The Haunting in Connecticut, The Spirit and Transporter 3, which individually represented between 5% and 9% of total theatrical P&A and, in the aggregate, accounted for 89% of the total theatrical P&A. In fiscal 2009, Bangkok Dangerous, Disaster Movie, My Best Friend’s Girl, New In Town, Punisher: War Zone and The Spirit individually represented between 6% and 9% of total theatrical P&A, and in the aggregate, accounted for 43% of total theatrical P&A, and each contributed less than 5% of total theatrical revenue, and, in the aggregate, contributed less than 18% of total theatrical revenue. Due to the anticipated increase in the number of theatrical releases in fiscal 2011, we expect theatrical distribution and marketing expenses to increase in fiscal 2011 as compared to fiscal 2010.
     Home entertainment distribution and marketing costs on motion pictures and television production in fiscal 2010 of $210.7 million decreased $55.2 million, or 20.8%, compared to $265.9 million in fiscal 2009. The decrease in home entertainment distribution and marketing costs is mainly due to the decrease in revenue in fiscal 2010 as compared to fiscal 2009. Home entertainment distribution and marketing costs as a percentage of home entertainment revenues was 34.6% and 39.4% in fiscal 2010 and fiscal 2009, respectively. The decrease in distribution and marketing costs as a percentage of home entertainment revenues is mainly due to lower marketing expenses as a percentage of revenue incurred in the current fiscal year as compared to the prior fiscal year.
     Lionsgate UK distribution and marketing expenses in the motion pictures segment in fiscal 2010 of $31.1 million decreased from $42.4 million in fiscal 2009, due to fewer theatrical releases in the current fiscal year as compared to the prior fiscal year.
     Distribution and marketing expenses of Media Networks, acquired in February 2009, of $14.0 million and $1.9 million in fiscal 2010 and fiscal 2009, respectively, include transmission and marketing and promotion expenses. Beginning fiscal 2011, we will no longer consolidate TV Guide Network, and, as a result, we will not include distribution and marketing expenses from Media Networks in consolidated distribution and marketing expenses in fiscal 2011 and beyond.

General and Administrative Expenses
     The following table sets forth general and administrative expenses by segment for the fiscal year ended March 31, 2010 and 2009:

	Year	Year
	Ended	Ended
	March 31,	March 31,	Increase (Decrease)
	2010	2009	Amount	Percent
	(Amounts in millions)
General and Administrative Expenses
Motion Pictures	$47.3	$49.6	$(2.3)	(4.6%)
Television Production	9.7	13.1	(3.4)	(26.0%)
Media Networks	43.7	3.8	39.9	NM
Corporate, including stock based compensation	79.8	70.1	9.7	13.8%

Total General and Administrative Expenses	$180.5	$136.6	$43.9	32.1%

Less Media Networks General and Administrative Expenses	(43.7)	(3.8)	(39.9)	NM
Less Stock-Based Compensation Expense	(19.2)	(9.8)	(9.4)	95.9%

General and Administrative Expenses excluding Media Networks and Stock-Based Compensation Expense	$117.6	$123.0	$(5.4)	(4.4%)

Total general and administrative expenses as a percentage of revenue	11.4%	9.3%

General and administrative expenses excluding Media Networks and stock-based compensation expense, as a percentage of Motion Pictures and Television Production revenue	8.0%	8.4%

NM — Percentage not meaningful
     The following table sets forth stock-based compensation expense (benefit) included in our corporate segment for the years ended March 31, 2010 and 2009:

	Year	Year
	Ended	Ended
	March 31,	March 31,	Increase (Decrease)
	2010	2009	Amount	Percent
	(Amounts in millions)
Stock-Based Compensation Expense (Benefit):
Stock options	$3.2	$3.2	$—	0.0%
Restricted share units and other share-based compensation	14.8	10.1	4.7	46.5%
Stock appreciation rights	1.2	(3.5)	4.7	(134.3%)

	$19.2	$9.8	$9.4	95.9%

     General and administrative expenses increased by $43.9 million, or 32.1%, mainly due to the general and administrative expenses of $43.7 million associated with the Media Networks segment, which was acquired in February 2009, and due to increases in stock-based compensation and legal and professional fees associated with a shareholder activist matter included in the corporate segment in the current period, offset by decreases in our other reporting segments. General and administrative expenses of the Media Networks segment are primarily related to salaries and related expenses.
     General and administrative expenses excluding the Media Networks segment and excluding stock-based compensation was $117.6 million in the current fiscal year compared to $123.0 million in the prior fiscal year, which represents a decrease of $5.4 million, or 4.4%.
     General and administrative expenses of the motion pictures segment decreased $2.3 million, or 4.6%, mainly due to a decrease in other general overhead such as travel and entertainment expenses and facility expenses. In fiscal 2010, $7.9 million of motion pictures overhead was capitalized compared to $7.7 million in fiscal 2009.
     General and administrative expenses of the television production segment decreased $3.4 million, or 26.0%, mainly due to decreases in professional and consulting fees associated with Tiger Gate, our Asian television channel joint venture, and to other general overhead decreases. In fiscal 2010, $5.0 million of television production overhead was capitalized compared to $5.8 million in fiscal 2009.
     General and administrative expenses of the Media Networks segment, acquired in February 2009, increased $39.9 million in fiscal 2010 compared to fiscal 2009. Beginning fiscal 2011, we will no longer consolidate TV Guide Network, and, as a result, we will not include general and administrative expenses from Media Networks in consolidated general and administrative expenses in fiscal 2011 and beyond.
     General and administrative expenses of the corporate segment increased $9.7 million, or 13.8%, mainly due to $5.7 million of legal and professional fees associated with a shareholder activist matter and increases in stock-based compensation, partially offset by decreases in other professional fees, rent and facility expenses, and compensation expenses.
     At March 31, 2010, as disclosed in Note 15 to the audited consolidated financial statements, there were unrecognized compensation costs of approximately $16.8 million related to stock options and restricted share units previously granted, including annual installments of share grants that were subject to performance targets, which will be expensed over the remaining vesting periods. At March 31, 2010, 894,554 shares of restricted share units have been awarded to four key executive officers, the vesting of which will be subject to performance targets to be set annually by the Compensation Committee of the Board of Directors of the Company. These restricted share units will vest in three, four, and five annual installments assuming annual performance targets have been met. The fair value of the 894,554 shares, whose future annual performance targets have not been set, was $5.6 million, based on the market price of the Company’s common shares as of March 31, 2010. The market value will be remeasured when the annual performance criteria are set and the value will be expensed over the remaining vesting periods once it becomes probable that the performance targets will be satisfied.
Depreciation, Amortization and Other Expenses (Income)
     Depreciation and amortization of $28.1 million in fiscal 2010 increased $20.4 million, or 264.9%, from $7.7 million in fiscal 2009. The increase is primarily due to tangible and intangible assets acquired in connection with the purchase of TV Guide Network. Beginning fiscal 2011, we will no longer consolidate TV Guide Network, and, as a result, we will not include depreciation and amortization expenses from TV Guide Network in consolidated depreciation and amortization expenses in fiscal 2011 and beyond.
     Estimated amortization expense, excluding amortization expense related to TV Guide Network, for each of the years ending March 31, 2011 through 2015 is approximately $1.0 million, $0.3 million, $0.1 million, nil, and nil, respectively.
     Interest expense of $58.1 million in fiscal 2010 increased $23.8 million, or 69.4%, from $34.3 million in fiscal 2009. The following table sets forth the components of interest expense for the years ended March 31, 2010 and 2009:

	Year	Year
	Ended	Ended
	March 31,	March 31,
	2010	2009
	(Amounts in millions)
Interest Expense
Cash Based:
Senior revolving credit facility	$5.8	$2.9
Senior subordinated debentures	9.1	10.6
Senior secured second priority notes	10.8	—
Other	2.6	1.6

	28.3	15.1

Non-Cash Based:
Amortization of discount on liability component of senior subordinated debentures	16.1	15.5
Amortization of discount on senior secured second priority notes	0.4	—
Amortization of deferred financing costs	3.2	3.7
Accretion of mandatorily redeemable preferred stock units and 10% non-cash dividend	10.1	—

	29.8	19.2

	$58.1	$34.3

     Interest expense increased in fiscal 2010 due to additional interest expense related to the Senior Notes issued in fiscal 2010, higher average outstanding balances under our senior revolving credit facility and the non-cash interest including the 10% dividend associated with the accretion of the mandatorily redeemable preferred stock units, as compared to the average outstanding balance of the prior year.
     Interest and other income was $1.6 million in fiscal 2010, compared to $5.8 million in fiscal 2009. Interest and other income in fiscal 2010 was earned on the cash balance and restricted investments held during the fiscal year ended March 31, 2010.
     Gain on extinguishment of debt was $5.7 million for fiscal 2010, resulting primarily from the April 2009 gain on the exchange of $66.6 million of the Company’s 3.625% convertible senior subordinated notes offset slightly by losses resulting from the December 2009 repurchase of $40.0 million of the October 2004 2.9375% Notes and $39.9 million of the February 2005 3.625% Notes. This compares to a gain on extinguishment of debt of $3.0 million in fiscal 2009, resulting from the December 2008 repurchase of $9.0 million of the Company’s 3.625% convertible senior subordinated notes.
     The following table represents our portion of the income or (loss) of our equity method investees based on our percentage ownership for the years ended March 31, 2010 and 2009:

		Year	Year
		Ended	Ended
	Percentage	March 31,	March 31,
	Ownership	2010	2009
		(Amounts in millions)
Horror Entertainment, LLC (“FEARnet”)	33.33%	$(0.6)	$(5.3)
NextPoint, Inc. (“Break.com”)	42.00%	(0.8)	(2.6)
Roadside Attractions, LLC	43.00%	(0.1)	(0.1)
Studio 3 Partners, LLC (“EPIX”) (1)	31.15%	(26.6)	(1.0)

		$(28.1)	$(9.0)

(1)	Certain of our theatrical releases have been made available to EPIX for exhibition in the domestic pay television window, for which $38.6 million of revenue and $26.3 million of gross profit was recognized during the year ended March 31, 2010. Intercompany profits reflecting our pro rata share of the venture of $7.9 million for the year ended March 31, 2010 were eliminated and are reflected in equity interest losses of EPIX shown above. Also reflected in our share of losses incurred by EPIX shown above are losses of $18.7 million and $1.0 million for the years ended March 31, 2010 and 2009, respectively. EPIX launched operations during the current year and began amortization of its program costs and increased its marketing efforts, and as a result, EPIX expects to report losses of approximately $42.0 million for its quarter ended March 31, 2010, of which the Company’s pro rata share will be recorded in the quarter ended June 30, 2010.
Income Tax Expense
     We had an income tax expense of $1.2 million, or (4.6%), of loss before income taxes in fiscal 2010, compared to an expense of $2.7 million, or (1.6%), of loss before income taxes in fiscal 2009. The tax expense reflected in the current period is primarily attributable to U.S. and Canadian income taxes and foreign withholding taxes. Our actual annual effective tax rate will differ from the statutory federal rate as a result of several factors, including changes in the valuation allowance against net deferred tax assets, non-temporary differences, foreign income taxed at different rates, and state and local income taxes. Income tax loss carryforwards, subject to certain limitations that may prevent us from fully utilizing them, amount to approximately $156.2 million for U.S. federal income tax purposes available to reduce income taxes over twenty years, $131.1 million for U.S. state income tax purposes available to reduce income taxes over future years with varying expirations, $27.3 million for Canadian income tax purposes available to reduce income taxes over 20 years with varying expirations, and $15.9 million for UK income tax purposes available indefinitely to reduce future income taxes.

Net Loss
     Net loss for the fiscal year ended March 31, 2010 was $28.1 million, compared to net loss for the fiscal year ended March 31, 2009 of $178.5 million.
     Net loss attributable to noncontrolling interest for the fiscal year ended March 31, 2010 was $8.7 million, compared to nil for the fiscal year ended March 31, 2009.
     Net loss attributable to our shareholders for the fiscal year ended March 31, 2010 was $19.5 million, or basic and diluted net loss per common share of $0.17 on 117.5 million weighted average common shares outstanding. This compares to net loss attributable to our shareholders for the fiscal year ended March 31, 2009 of $178.5 million, or basic and diluted net loss per common share of $1.53 on 116.8 million weighted average common shares outstanding.
Fiscal 2009 Compared to Fiscal 2008
     The following table sets forth the components of consolidated revenue for the fiscal year ended March 31, 2009 and 2008:

	Year	Year
	Ended	Ended
	March 31,	March 31,	Increase (Decrease)
	2009	2008	Amount	Percent
	(Amounts in millions)
Consolidated Revenue
Motion Pictures	$1,233.9	$1,150.5	$83.4	7.2%
Television Production	222.2	210.5	11.7	5.6%
Media Networks	10.3	—	10.3	NM

	$1,466.4	$1,361.0	$105.4	7.7%

NM — Percentage not meaningful
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

Motion Pictures Revenue
     The increase in motion pictures revenue in fiscal 2009 was mainly attributable to increases in television, theatrical, and home entertainment revenue, offset by decreases in international and, to a lesser extent, Mandate Pictures and Lionsgate UK revenue. The following table sets forth the components of revenue for the motion pictures reporting segment for the fiscal year ended March 31, 2009 and 2008:

	Year	Year
	Ended	Ended
	March 31,	March 31,	Increase (Decrease)
	2009	2008	Amount	Percent
	(Amounts in millions)
Motion Pictures
Theatrical	$223.3	$191.7	$31.6	16.5%
Home Entertainment	640.7	623.5	17.2	2.8%
Television	170.3	115.5	54.8	47.4%
International	81.6	94.1	(12.5)	(13.3%)
Lionsgate UK	60.7	64.6	(3.9)	(6.0%)
Mandate Pictures	45.5	52.3	(6.8)	(13.0%)
Other	11.8	8.8	3.0	34.1%

	$1,233.9	$1,150.5	$83.4	7.2%

Motion Pictures — Theatrical Revenue
     The following table sets forth the titles contributing significant motion pictures theatrical revenue for the fiscal year ended March 31, 2009 and 2008:

Year Ended March 31,
2009		2008
	Theatrical Release Date		Theatrical Release Date
The Haunting in Connecticut	March 2009	The Bank Job	March 2008
Madea Goes to Jail	February 2009	Meet the Browns	March 2008
My Bloody Valentine 3-D	January 2009	The Eye	February 2008
Transporter 3	November 2008	Rambo	January 2008
Saw V	October 2008	Why Did I Get Married? — Feature	October 2007
W.	October 2008	Saw IV	October 2007
The Family That Preys	September 2008	Good Luck Chuck	September 2007
The Forbidden Kingdom	April 2008	3:10 to Yuma	September 2007
		War	August 2007
     The following table sets forth the amount and percentage of theatrical revenue generated by the titles listed above and the titles not listed above for the fiscal year ended March 31, 2009 and 2008:

	Year Ended March 31,
	2009			2008
			Percent			Percent
	Amount of		of	Amount of		of
	Theatrical		Theatrical	Theatrical		Theatrical	Increase (Decrease)
	Revenue		Revenue	Revenue		Revenue	Amount	Percent
	(Amounts in			(Amounts in			(Amounts in
	millions)			millions)			millions)
Theatrical Revenue
Theatrical revenue from significant titles listed above	$170.8		76%	$164.7		86%	$6.1	3.7%
Theatrical revenue from titles not listed above	52.5		24%	27.0		14%	25.5	94.4%

	$223.3		100%	$191.7		100%	$31.6	16.5%

Range of contribution of theatrical revenue of significant titles individually, as a percent of theatrical revenue	5%	to	19%	5%	to	16%

     Theatrical revenue of $223.3 million increased $31.6 million, or 16.5%, in fiscal 2009 as compared to fiscal 2008 primarily due to the performance of the theatrical releases listed in the above table during fiscal 2009 as compared to the performance during fiscal 2008. The contribution of theatrical revenue from titles listed above increased $6.1 million in fiscal 2009 compared to fiscal 2008, and the contribution of theatrical revenue from the titles not listed in the table above increased $25.5 million in fiscal 2009 compared to fiscal 2008.

Motion Pictures — Home Entertainment Revenue
     The following table sets forth the titles contributing significant motion pictures home entertainment revenue for the fiscal year ended March 31, 2009 and 2008:

Year Ended March 31,
2009		2008
	DVD Release Date		DVD Release Date
Punisher: War Zone	March 2009	Why Did I Get Married? — Feature	February 2008
Transporter 3	March 2009	3:10 to Yuma	January 2008
Bangkok Dangerous	January 2009	Good Luck Chuck	January 2008
My Best Friend’s Girl	January 2009	Saw IV	January 2008
Saw V	January 2009	War	January 2008
The Family That Preys	January 2009	Bratz: The Movie	November 2007
The Forbidden Kingdom	September 2008	Delta Farce	September 2007
Meet the Browns	July 2008	The Condemned	September 2007
The Bank Job	July 2008	Daddy’s Little Girls	June 2007
The Eye	June 2008	Pride	June 2007
Witless Protection	June 2008	Happily N’Ever After	May 2007
Rambo	May 2008
     The following table sets forth the amount and percentage of home entertainment revenue generated by the titles listed above and the titles not listed above for the fiscal year ended March 31, 2009 and 2008:

	Year Ended March 31,
	2009			2008
			Percent			Percent
	Amount of		of	Amount of		of
	Home		Home	Home		Home
	Entertainment		Entertainment	Entertainment		Entertainment	Increase (Decrease)
	Revenue		Revenue	Revenue		Revenue	Amount	Percent
	(Amounts in			(Amounts in			(Amounts in
	millions)			millions)			millions)
Home Entertainment Revenue
Home entertainment revenue from significant titles listed above	$290.4		45%	$300.8		48%	$(10.4)	(3.5%)
Home entertainment revenue from titles not listed above	350.3		55%	322.7		52%	27.6	8.6%

	$640.7		100%	$623.5		100%	$17.2	2.8%

Range of contribution of home entertainment revenue of significant titles individually, as a percent of home entertainment revenue	2%	to	7%	2%	to	9%

     Home entertainment revenue of $640.7 million increased $17.2 million, or 2.8%, in fiscal 2009 as compared to fiscal 2008. The increase in home entertainment revenue in fiscal 2009 compared to fiscal 2008 is due to more theatrical releases in fiscal 2009 as compared to fiscal 2008. The contribution of home entertainment revenue from titles listed above decreased $10.4 million in fiscal 2009 compared to fiscal 2008, and the contribution of home entertainment revenue from the titles not listed above increased $27.6 million in fiscal 2009 compared to fiscal 2008.

Motion Pictures — Television Revenue
     The following table sets forth the titles contributing significant motion pictures television revenue for the fiscal year ended March 31, 2009 and 2008:

Year Ended March 31,
2009	2008
3:10 to Yuma	Crank
Forbidden Kingdom	Daddy’s Little Girls
Good Luck Chuck	Employee of the Month
Meet the Browns	Saw III
Rambo	The Descent
Saw IV
The Bank Job
The Eye
Why Did I Get Married? — Feature
     The following table sets forth the amount and percentage of television revenue generated by the titles listed above and the titles not listed above for the fiscal year ended March 31, 2009 and 2008:

	Year Ended March 31,
	2009			2008
			Percent			Percent
	Amount of		of	Amount of		of
	Television		Television	Television		Television	Increase (Decrease)
	Revenue		Revenue	Revenue		Revenue	Amount	Percent
	(Amounts in			(Amounts in			(Amounts in
	millions)			millions)			millions)
Television Revenue
Television revenue from significant titles listed above	$107.6		63%	$50.7		44%	$56.9	112.2%
Television revenue from titles not listed above	62.7		37%	64.8		56%	(2.1)	(3.2%)

	$170.3		100%	$115.5		100%	$54.8	47.4%

Range of contribution of television revenue of significant titles individually, as a percent of television revenue	6%	to	8%	6%	to	12%

     Television revenue included in motion pictures revenue of $170.3 million in fiscal 2009 increased $54.8 million, or 47.4%, compared to fiscal 2008. The contribution of television revenue from the titles listed above increased $56.9 million in fiscal 2009 compared to fiscal 2008, and the contribution of television revenue from the titles not listed above decreased $2.1 million in fiscal 2009 compared to fiscal 2008.
Motion Pictures — International Revenue
     The following table sets forth the titles contributing significant motion pictures international revenue for the fiscal year ended March 31, 2009 and 2008:

Year Ended March 31,
2009	2008
My Best Friend’s Girl	Good Luck Chuck
Punisher: War Zone	Saw III
Saw IV	Saw IV
Saw V	The Condemned
The Eye	War

     The following table sets forth the amount and percentage of international revenue generated by the titles listed above and the titles not listed above for the fiscal year ended March 31, 2009 and 2008:

	Year Ended March 31,
	2009			2008
			Percent			Percent
	Amount of		of	Amount of		of
	International		International	International		International	Increase (Decrease)
	Revenue		Revenue	Revenue		Revenue	Amount	Percent
	(Amounts in			(Amounts in			(Amounts in
	millions)			millions)			millions)
International Revenue
International revenue from significant titles listed above	$37.4		46%	$44.5		47%	$(7.1)	(16.0%)
International revenue from titles not listed above	44.2		54%	49.6		53%	(5.4)	(10.9%)

	$81.6		100%	$94.1		100%	$(12.5)	(13.3%)

Range of contribution of international revenue of significant titles individually, as a percent of international revenue	8%	to	11%	4%	to	19%

     International revenue included in motion pictures revenue of $81.6 million decreased $12.5 million, or 13.3%, in fiscal 2009 as compared to fiscal 2008. The decrease in international revenue in fiscal 2009 compared to fiscal 2008 is due to the decrease in the contribution of international revenue from titles listed above and titles not listed above in fiscal 2009 as compared to fiscal 2008.
Motion Pictures — Lionsgate UK Revenue
     The following table sets forth the titles contributing significant Lionsgate UK revenue for the fiscal year ended March 31, 2009 and 2008:

Year Ended March 31,
2009	2008
My Bloody Valentine 3-D	3:10 to Yuma
Righteous Kill	Dirty Dancing
Saw IV	Good Luck Chuck
Saw V	Saw III
The Bank Job	Saw IV
     The following table sets forth the amount and percentage of Lionsgate UK revenue generated by the titles listed above and the titles not listed above for the fiscal year ended March 31, 2009 and 2008:

	Year Ended March 31,
	2009			2008
			Percent			Percent
	Amount of		of	Amount of		of
	Lionsgate UK		Lionsgate UK	Lionsgate UK		Lionsgate UK	Increase (Decrease)
	Revenue		Revenue	Revenue		Revenue	Amount	Percent
	(Amounts in			(Amounts in			(Amounts in
	millions)			millions)			millions)
Lionsgate UK Revenue
Lionsgate UK revenue from significant titles listed above	$23.2		38%	$29.7		46%	$(6.5)	(21.9%)
Lionsgate UK revenue from titles not listed above	37.5		62%	34.9		54%	2.6	7.4%

	$60.7		100%	$64.6		100%	$(3.9)	(6.0%)

Range of contribution of Lionsgate UK revenue of significant titles individually, as a percent of Lionsgate UK revenue	5%	to	10%	6%	to	15%

     Lionsgate UK revenue of $60.7 million decreased $3.9 million, or 6.0%, in fiscal 2009 as compared to fiscal 2008. The contribution of Lionsgate UK revenue from titles listed above decreased $6.5 million in the fiscal 2009 compared to fiscal 2008, and the contribution of Lionsgate UK revenue from the titles not listed in the table above increased $2.6 million in fiscal 2009 compared to fiscal 2008.

Motion Pictures — Mandate Pictures Revenue
     The following table sets forth the titles contributing significant Mandate Pictures revenue for the fiscal year ended March 31, 2009 and 2008:

Year Ended March 31,
2009	2008
30 Days of Night	30 Days of Night
Harold and Kumar Escape from Guantanamo Bay	Harold and Kumar Escape from Guantanamo Bay
Juno	Juno
Nick and Norah’s Infinite Playlist	Passengers
Passengers	The Boogeyman 2
     The following table sets forth the amount and percentage of Mandate Pictures revenue generated by the titles listed above and the titles not listed above for the fiscal year ended March 31, 2009 and 2008:

	Year Ended March 31,
	2009			2008
			Percent			Percent
	Amount of		of	Amount of		of
	Mandate		Mandate	Mandate		Mandate
	Pictures		Pictures	Pictures		Pictures	Increase (Decrease)
	Revenue		Revenue	Revenue		Revenue	Amount	Percent
	(Amounts in			(Amounts in			(Amounts in
	millions)			millions)			millions)
Mandate Pictures Revenue
Mandate Pictures revenue from significant titles listed above	$35.3		78%	$46.7		89%	$(11.4)	(24.4%)
Mandate Pictures revenue from titles not listed above	10.2		22%	5.6		11%	4.6	82.1%

	$45.5		100%	$52.3		100%	$(6.8)	(13.0%)

Range of contribution of Mandate Pictures revenue of significant titles individually, as a percent of Mandate Pictures revenue	5%	to	30%	7%	to	30%

     Mandate Pictures revenue included revenue from the sales and licensing of domestic and worldwide rights of titles developed or acquired by Mandate Pictures to third-party distributors or international sub-distributors. In fiscal 2009, Mandate Pictures revenue amounted to $45.5 million, as compared to $52.3 million in fiscal 2008. The decrease in Mandate Pictures revenue in fiscal 2009 compared to fiscal 2008 was mainly due to lower contribution of Mandate Pictures revenue from titles listed above in fiscal 2009 as compared to fiscal 2008, partially offset by higher contribution of Mandate Pictures revenue from titles not listed above in fiscal 2009 as compared to fiscal 2008.

Television Production Revenue
     The following table sets forth the components and the changes in the components of revenue that made up television production revenue for the fiscal year ended March 31, 2009 and 2008:

	Year	Year
	Ended	Ended
	March 31,	March 31,	Increase (Decrease)
	2009	2008	Amount	Percent
	(Amounts in millions)
Television Production
Domestic series licensing
Lionsgate Television	$79.2	$84.3	$(5.1)	(6.0%)
Debmar-Mercury	59.1	50.5	8.6	17.0%
Ish Entertainment	23.4	—	23.4	100.0%

Total domestic series licensing	161.7	134.8	26.9	20.0%
Domestic television movies and miniseries	—	16.1	(16.1)	(100.0%)
International	24.9	37.6	(12.7)	(33.8%)
Home entertainment releases of television production	34.9	21.6	13.3	61.6%
Other	0.7	0.4	0.3	75.0%

	$222.2	$210.5	$11.7	5.6%

     Revenues included in domestic series licensing from Lionsgate Television of $79.2 million decreased by $5.1 million in fiscal 2009, compared to domestic series licensing revenue of $84.3 million in fiscal 2008, due to lower revenue generated per episode delivered in fiscal 2009 compared to fiscal 2008, partially offset by revenue generated by five more episodes of programming delivered in fiscal 2009 compared to fiscal 2008.
     The following table sets forth the number of television episodes and hours delivered included in Lionsgate Television domestic series licensing revenue in the fiscal year ended March 31, 2009 and 2008:

		Year Ended
		March 31, 2009
		Episodes	Hours
Fear Itself	1hr	13	13.0
Mad Men Season 2	1hr	13	13.0
Crash Season 1	1hr	13	13.0
Scream Queens	1hr	8	8.0
Weeds Season 4	1/2hr	13	6.5
Pilots	1/2hr	2	1.0

		62	54.5

		Year Ended
		March 31, 2008
		Episodes	Hours
The Dead Zone Season 5	1hr	13	13.0
The Dresden Files	1hr	2	2.0
Mad Men Season 1	1hr	12	12.0
Wildfire Season 4	1hr	13	13.0
Weeds Season 3	1/2hr	15	7.5
Pilots	1/2hr	2	1.0

		57	48.5

     Although the number of episodes and hours delivered increased in fiscal 2009 compared to fiscal 2008 the revenue per episode was less in fiscal 2009 primarily due to lower per episode revenue on Fear Itself.
     Revenues included in domestic series licensing from Debmar-Mercury increased $8.6 million to $59.1 million from $50.5 million in fiscal 2008, primarily due to increased revenue from the television series Family Feud, Meet the Browns and Trivial Pursuit.
     Revenues included in domestic series licensing from the Company’s reality television collaboration with Ish, of $23.4 million resulted from the production of the domestic series Paris Hilton’s My New BFF, 50 Cent: The Money and the Power, and T.I.’s Road to Redemption.
     Domestic television movies and miniseries revenue decreased by $16.1 million in fiscal 2009, primarily because there were no deliveries in fiscal 2009, as compared to the delivery of eight episodes of the miniseries The Kill Point in fiscal 2008.
     International revenue of $24.9 million decreased by $12.7 million in fiscal 2009, compared to international revenue of $37.6 million in fiscal 2008. International revenue in fiscal 2009 included revenue from Mad Men Season 1 and Season 2, Paris Hilton’s British Best Friend, Weeds Season 3, Wildfire Season 4, and The Kill Point, and international revenue in fiscal 2008 included revenue from Hidden Palms, Mad Men Season 1, The Dresden Files, The Dead Zone Season 1 and Season 5, The Kill Point, and Weeds Season 2 and Season 3.

     The increase in revenue from home entertainment releases of television production was primarily driven by DVD/Blu-ray revenue from Weeds Season 3 and Mad Men Season 1.
Media Networks Revenue
     Media Networks revenue for the year ended March 31, 2008 are nil, as the acquisition of TV Guide Network occurred on February 28, 2009. Media Networks revenue for the period beginning February 28, 2009 and ending March 31, 2009 was $10.3 million.
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
Direct operating expenses of the motion pictures segment of $613.3 million for fiscal 2009 were 49.7% of motion pictures revenue, compared to $468.8 million, or 40.7%, of motion pictures revenue for fiscal 2008. The increase in direct operating expense of the motion pictures segment in fiscal 2009 as a percent of revenue was due to the lower performance of the titles from the fiscal 2008 and 2009 theatrical releases in fiscal 2009, as compared to fiscal 2008, and a charge for a home entertainment library distribution contract of family entertainment titles. Investment in film write-downs of the motion picture segment totaled approximately $37.3 million for fiscal 2009, compared to $23.7 million for 2008. In addition, in fiscal 2009 we recorded a charge of $36.1 million for a participation reserve in connection with a home entertainment library distribution contract of family entertainment titles entered into in fiscal 2009 due to the actual and expected future underperformance of the titles in this library. The fiscal 2009 write-downs included write-downs on six titles over $1.0 million which aggregated $26.9 million of the total charges due to the lower than anticipated performance of six titles that have not yet been released and $5.1 million of write-downs of film libraries acquired due to the underperformance of those libraries. The fiscal 2008 write-downs included write-downs on seven titles over $1.0 million which aggregated $18.5 million. Approximately $4.8 million of the fiscal 2008 write-downs related to underperformance on released titles and approximately $13.7 million of the write-downs related to titles that had not yet been released due to a change in expected performance and release plans based on the review of the film and the test market results. Other expenses consists of the provision for doubtful accounts and foreign exchange gains and losses. The provision for doubtful accounts increased from $0.9 million in fiscal 2008 to $3.9 million in fiscal 2009 primarily due to collection issues associated with certain domestic and foreign television networks and distributors and, to a lesser extent, certain home entertainment retailers. Foreign exchange gains and losses included a gain of $0.3 million in fiscal 2008 and a loss of $3.0 million in fiscal 2009 due to changes in exchange rates.
     Direct operating expenses of the television production segment of $176.8 million for fiscal 2009 were 79.6% of television revenue, compared to $192.2 million, or 91.3% of television revenue for fiscal 2008. The decrease in direct operating expense and the decrease in the percent of revenue of direct operating expense of the television production segment in fiscal 2009 are due to a greater portion of revenue attributed to more successful shows, such as Weeds, House of Payne and Mad Men. In fiscal 2009, $9.1 million of charges for costs incurred in excess of contracted revenues for episodic television series or write-downs of television film costs were included in the amortization of television programs, compared to $6.8 million in fiscal 2008. The fiscal 2009 write-downs included write-downs on four titles over $1.0 million which aggregated $7.7 million. The fiscal 2008 write-downs included write-downs on three titles over $1.0 million which aggregated $5.3 million.

     Direct operating expenses of the media networks segment of $3.7 million for fiscal 2009 consists primarily of programming expenses associated with the production of such programs as Idol Tonight and Hollywood 411.
Distribution and Marketing Expenses
     The following table sets forth distribution and marketing expenses by segment for the fiscal year ended March 31, 2009 and 2008:

	Year Ended				Year Ended
	March 31, 2009				March 31, 2008
	Motion	Television	Media		Motion	Television
	Pictures	Production	Networks	Total	Pictures	Production	Total
	(Amounts in millions)
Distribution and marketing expenses
Theatrical	$330.5	$—	$—	$330.5	$326.3	$—	$326.3
Home Entertainment	255.4	10.5	—	265.9	238.7	7.4	246.1
Television	5.0	10.4	—	15.4	3.2	4.5	7.7
International	6.3	3.8	—	10.1	8.3	3.5	11.8
Lionsgate UK	42.4	0.5	—	42.9	41.2	1.2	42.4
Media Networks	—	—	1.9	1.9	—	—	—
Other	2.1	0.8	—	2.9	1.3	0.1	1.4

	$641.7	$26.0	$1.9	$669.6	$619.0	$16.7	$635.7

     The majority of distribution and marketing expenses related to the motion pictures segment. Theatrical P&A in the motion pictures segment in fiscal 2009 of $330.5 million increased $4.2 million, or 1.3%, compared to $326.3 million in fiscal 2008. Domestic theatrical P&A from the motion pictures segment in fiscal 2009 included P&A incurred on the release of Bangkok Dangerous, Disaster Movie, Madea Goes To Jail, My Best Friend’s Girl, My Bloody Valentine 3-D, New In Town, Punisher: War Zone, Saw V, The Family That Preys, The Haunting in Connecticut, The Spirit, and Transporter 3, which individually represented between 5% and 9% of total theatrical P&A and, in the aggregate, accounted for 89% of the total theatrical P&A. Bangkok Dangerous, Disaster Movie, My Best Friend’s Girl, New In Town, Punisher: War Zone and The Spirit individually represented between 6% and 9% of total theatrical P&A, and in the aggregate, accounted for 43% of total theatrical P&A, and each contributed less than 5% of total theatrical revenue, and in the aggregate, contributed less than 18% of total theatrical revenue. Domestic theatrical P&A from the motion pictures segment in fiscal 2008 included P&A incurred on the release of titles such as 3:10 to Yuma, Bratz: The Movie, Bug, Hostel 2, Good Luck Chuck, Meet the Browns, Rambo, The Eye, Saw IV, War and Why Did I Get Married?, which individually represented between 5% and 13% of total theatrical P&A and, in the aggregate, accounted for 80% of the total theatrical P&A. In fiscal 2008, Bug, Hostel 2, and Bratz: The Movie, individually represented between 5% and 7% of total theatrical P&A and, in the aggregate, accounted for 18% of total theatrical P&A, and individually contributed less than 5% of total theatrical revenue, and, in the aggregate, contributed less than 10% of total theatrical revenue.
     Home entertainment distribution and marketing costs on motion pictures and television product in fiscal 2009 of $265.9 million increased $19.8 million, or 8.0%, compared to $246.1 million in fiscal 2008. The increase in home entertainment distribution and marketing costs is mainly due to the increase in revenue in fiscal 2009 as compared to fiscal 2008. Home entertainment distribution and marketing costs as a percentage of home entertainment revenues was 39.4% and 38.1% in fiscal 2009 and fiscal 2008, respectively.
     Media Networks includes transmission and marketing and promotion expenses.

General and Administrative Expenses
     The following table sets forth general and administrative expenses by segment for the fiscal year ended March 31, 2009 and 2008:

	Year	Year
	Ended	Ended
	March 31,	March 31,	Increase (Decrease)
	2009	2008	Amount	Percent
	(Amounts in millions)
General and Administrative Expenses
Motion Pictures	$49.6	$43.0	$6.6	15.3%
Television Production	13.1	6.7	6.4	95.5%
Media Networks	3.8	—	3.8	100.0%
Corporate, including stock based compensation	70.1	69.4	0.7	1.0%

Total General and Administrative Expenses	$136.6	$119.1	$17.5	14.7%

Less Media Networks General and Administrative Expenses	(3.8)	—	(3.8)	100.0%
Less Stock-Based Compensation Expense	(9.8)	(12.1)	2.3	(19.0%)

General and Administrative Expenses excluding Media Networks and Stock-Based Compensation Expense	$123.0	$107.0	$16.0	15.0%

Total general and administrative expenses as a percentage of revenue	9.3%	8.8%

General and administrative expenses excluding Media Networks and stock-based compensation expense, as a percentage of Motion Pictures and Television Production revenue	8.4%	7.9%
     The following table sets forth stock-based compensation expense (benefit) for the fiscal year ended March 31, 2009 and 2008:

	Year	Year
	Ended	Ended
	March 31,	March 31,	Increase (Decrease)
	2009	2008	Amount	Percent
	(Amounts in millions)
Stock-Based Compensation Expense (Benefit):
Stock options	$3.2	$3.4	$(0.2)	(5.9%)
Restricted share units and other share-based compensation	10.1	10.4	(0.3)	(2.9%)
Stock appreciation rights	(3.5)	(1.7)	(1.8)	105.9%

	$9.8	$12.1	$(2.3)	(19.0%)

     General and administrative expenses increased by $17.5 million or 14.7% mainly due to the general and administrative expenses associated with the Motion Pictures and Television Production segments. General and administrative expenses of the Media Networks segment are primarily related to salaries and related expenses.
     General and administrative expenses excluding the Media Networks segment and excluding stock-based compensation was $123.0 million in fiscal 2009 compared to $107.0 million in the prior year period, which represents an increase of $16.0 million or 15.0%.
     General and administrative expenses of the motion pictures segment increased $6.6 million, or 15.3%, mainly due to increases in general and administrative expenses associated with our recent acquisitions, increases in salaries and related expenses, including an increase of approximately $0.3 million in severance pay associated with certain workforce reductions, and increases in other overhead costs primarily related to rents and facility expenses, offset by capitalized film production costs that are directly attributable to motion picture productions. In fiscal 2009, $7.7 million of motion pictures overhead was capitalized compared to $3.4 million in fiscal 2008.
     General and administrative expenses of the television production segment increased $6.4 million, or 95.5%, mainly due to general and administrative expense increases associated with Debmar-Mercury of $1.6 million primarily related to increases in salaries and related expenses, additional costs associated with Tiger Gate of $3.5 million, including approximately $1.1 million in severance pay as a result of reduced investment in this area, and an increase in other general overhead costs of approximately $1.3 million primarily related to salaries and related expenses and rents and facility expenses. In fiscal 2009, $5.8 million of television production overhead was capitalized compared to $3.9 million in fiscal 2008.

     General and administrative expenses of the corporate segment increased $0.7 million or 1.0% mainly due to increases in rents and facility costs and other general overhead expenses of $3.2 million, an increase of $0.2 million of professional fees offset by a decrease in stock-based compensation of approximately $2.3 million and a net decrease in salaries and related expenses of approximately $0.4 million. The decrease in salaries and related expenses was approximately $1.8 million offset by an increase of approximately $1.4 million in severance pay associated with certain workforce reductions. The increase in professional fees is due to an increase in transactional related professional fees partially offset by a decrease in IT related consulting fees resulting in a net increase of approximately $0.2 million.
     At March 31, 2009, there were unrecognized compensation costs of approximately $19.6 million related to stock options and restricted share units previously granted, including the first annual installment of share grants that were subject to performance targets, which will be expensed over the remaining vesting periods. At March 31, 2009, 1,056,548 shares of restricted share units have been awarded to four key executive officers, the vesting of which will be subject to performance targets to be set annually by the Compensation Committee of the Board of Directors of the Company. These restricted share units will vest in three, four, and five annual installments assuming annual performance targets have been met. The fair value of the 1,056,548 shares whose future annual performance targets have not been set was $5.3 million, based on the market price of our common shares as of March 31, 2009. The market value will be remeasured when the annual performance criteria are set and the value will be expensed over the remaining vesting periods once it becomes probable that the performance targets will be satisfied.
     During the quarter ended March 31, 2009, it was determined that the four key executive officers’ share grants subject to fiscal 2009 performance targets would not meet their performance criteria. Accordingly, compensation costs of $1.7 million previously recognized in connection with these performance awards were reversed in the year ended March 31, 2009.

Depreciation, Amortization and Other Expenses (Income)
     Depreciation and amortization of $7.7 million in fiscal 2009 increased $2.2 million, or 40.0%, from $5.5 million in fiscal 2008. The increase is primarily due to intangible assets acquired in connection with the purchase of TV Guide Network.
     Interest expense of $34.3 million in fiscal 2009 increased $4.4 million, or 14.7%, from $29.9 million in fiscal 2008. The following table sets forth the components of interest expense for the years ended March 31, 2009 and 2008:

	Year	Year
	Ended	Ended
	March 31,	March 31,
	2009	2008
	(Amounts in millions)
Interest Expense
Cash Based:
Senior revolving credit facility	$2.9	$1.5
Senior subordinated debentures	10.6	10.8
Other	1.6	0.6

	15.1	12.9

Non-Cash Based:
Amortization of discount on liability component of senior subordinated debentures	15.5	14.1
Amortization of deferred financing costs	3.7	2.9

	19.2	17.0

	$34.3	$29.9

     Interest and other income was $5.8 million for the fiscal year ended March 31, 2009, compared to $11.3 million for the fiscal year ended March 31, 2008. Interest and other income in fiscal 2009 was earned on the cash balance and restricted investments held during the fiscal year ended March 31, 2009.
     Gain on sale of equity securities was nil for fiscal 2009, compared to $2.9 million in fiscal 2008, primarily from the sale of shares in Magna Pacific (Holdings) Limited, an Australian film distributor.
     Gain on the extinguishment of debt was $3.0 million for fiscal 2009, resulting from the December 2008 repurchase of $9.0 million of the February 2005 3.625% Notes, compared to nil in fiscal 2008.
     The following table represents our portion of the loss of our equity method investees based on our percentage ownership for the years ended March 31, 2009 and 2008:

		Year	Year
		Ended	Ended
	Percentage	March 31,	March 31,
	Ownership	2009	2008
		(Amounts in millions)
Maple Pictures Corp.	10.00%	$—	$(0.1)
Horror Entertainment, LLC (“FEARnet”)	33.33%	(5.3)	(5.4)
NextPoint, Inc. (“Break.com”)	42.00%	(2.6)	(1.0)
Roadside Attractions, LLC	43.00%	(0.1)	(0.9)
Studio 3 Partners, LLC (“EPIX”)	28.57%	(1.0)	—

		$(9.0)	$(7.4)

Income Tax Expense
     We had an income tax expense of $2.7 million, or (1.6%) of loss before income taxes in fiscal 2009, compared to an expense of $4.0 million, or (4.8%), of loss before income taxes in fiscal 2008. The tax expense reflected in fiscal 2009 was primarily attributable to U.S. and Canadian income taxes and foreign withholding taxes. Our actual annual effective tax rate will differ from the statutory federal rate as a result of several factors, including changes in the valuation allowance against net deferred tax assets, non-temporary differences, foreign income taxed at different rates, and state and local income taxes. Income tax loss carryforwards, subject to certain limitations that may prevent us from fully utilizing them, amount to approximately $133.2 million for U.S. federal income tax purposes available to reduce income taxes over twenty years, $147.3 million for U.S. state income tax purposes available to reduce income taxes over future years with varying expirations, $18.9 million for Canadian income tax purposes available to reduce income taxes over 20 years with varying expirations, and $20.9 million for UK income tax purposes available indefinitely to reduce future income taxes.
Net Loss
     Net loss and net loss attributable to our shareholders for the fiscal year ended March 31, 2009 was $178.5 million, or basic and diluted net loss per share of $1.53, on 116.8 million weighted average common shares outstanding. This compared to net loss and net loss attributable to our shareholders for the fiscal year ended March 31, 2008 of $87.4 million, or basic and diluted net loss per share of $0.74, on 118.4 million weighted average common shares outstanding.
Liquidity and Capital Resources
     Our liquidity and capital resources are provided principally through cash generated from operations, issuance of subordinated notes, and our senior revolving credit facility.
     10.25% Senior Secured Second-Priority Notes. On October 21, 2009, LGEI issued $236.0 million aggregate principal amount of the Senior Notes in a private offering conducted pursuant to Rule 144A and Regulation S under the Securities Act. The Senior Notes were issued by LGEI at an initial price of 95.222% (original issue discount — 4.778%) of the principal amount. The net proceeds, after deducting discounts, the fees paid to the initial purchaser, and all transaction costs (including legal, accounting and other professional fees) from the sale of the Senior Notes was approximately $214.7 million, which was used by LGEI to repay a portion of its outstanding debt under our senior revolving credit facility.
          Interest: The interest on the Senior Notes is payable semi-annually on May 1 and November 1 of each year at a rate of 10.25% per year.
          Maturity Date: The Senior Notes mature on November 1, 2016.
          Certain Terms: The Senior Notes are guaranteed on a senior secured basis by us and certain of our and LGEI’s wholly-owned subsidiaries. The Senior Notes are ranked junior in right of payment to the Company’s senior revolving credit facility, ranked equally in right of payment to the Company’s subordinated notes, and ranked senior to any of the Company’s unsecured debt, to the extent of the value of the respective collateral. The Senior Notes contain certain restrictions and covenants that, subject to certain exceptions, limit our ability to incur additional indebtedness, pay dividends or repurchase our common shares, make certain loans or investments, and sell or otherwise dispose of certain assets subject to certain conditions, among other limitations.
     Film Credit Facility. On October 6, 2009, we entered into the Film Credit Facility, as amended effective December 31, 2009, which provides for borrowings for the acquisition or production of motion pictures. Currently, the Film Credit Facility provides for total borrowings up to $120 million and can be increased to $200 million if additional lenders or financial institutions become a party to and provide a commitment under the facility. The Film Credit Facility has a maturity date of April 6, 2013 and as of March 31, 2010, bore interest of 3.25% over the “LIBO” rate (as defined in the credit agreement — effective interest rate of 3.50% as of March 31, 2010). We are required to pay a quarterly commitment fee of 0.75% per annum on the unused commitment under the Film Credit Facility. Borrowings under the Film Credit Facility are due the earlier of (a) nine months after delivery of each motion picture or (b) April 6, 2013. Borrowings under the Film Credit Facility are subject to a borrowing base calculation and are secured by interests in the related motion pictures, together with certain other receivables from other motion picture and television productions pledged by us including a minimum pledge of such receivables of $25 million. Receivables pledged to the Film Credit Facility must be excluded from the borrowing base calculation under our senior revolving credit facility. At March 31, 2010, the Company had borrowings of $35.7 million and $84.3 million available under the Film Credit Facility.
     Senior Revolving Credit Facility. At March 31, 2010, we had borrowings of $17.0 million (March 31, 2009 — $255 million) under our senior revolving credit facility. The availability of funds under our senior revolving credit facility is limited by a borrowing base and also reduced by outstanding letters of credit which amounted to $25.6 million at March 31, 2010 (March 31, 2009 — $46.7 million). At March 31, 2010, there was $297.4 million available under the senior revolving credit facility (March 31, 2009 — $38.3 million). We are required to pay a quarterly commitment fee based upon 0.375% per annum on the total senior revolving credit facility of $340 million less the amount drawn. The senior revolving credit facility expires July 25, 2013, and as of March 31, 2010, bore interest of 2.5% over the “Adjusted LIBOR” rate (effective interest rate of 2.75% as of March 31, 2010 and March 31, 2009). Obligations under the senior revolving credit facility are secured by collateral (as defined in the credit agreement) granted by us and certain of our subsidiaries, as well as a pledge of equity interests in certain of our subsidiaries. The senior revolving credit facility contains a number of affirmative and negative covenants that, among other things, require us to satisfy certain financial covenants and restrict our ability to incur additional debt, pay dividends and make distributions, make certain investments and acquisitions, repurchase its stock and prepay certain indebtedness, create liens, enter into agreements with affiliates, modify the nature of our business, enter into sale-leaseback transactions, transfer and sell material assets and merge or consolidate. Under the senior revolving credit facility, we may also be subject to an event of default upon a change in control (as defined in the senior revolving credit facility) which, among other things, includes a person or group acquiring ownership or control in excess of 20% of our common stock.
     October 2004 2.9375% Notes. In October 2004, LGEI sold $150.0 million of the October 2004 2.9375% Notes.
          Outstanding Amount: As of March 31, 2010, $110.0 million of aggregate principal amount (carrying value — $99.5 million) of the October 2004 2.9375% Notes remain outstanding.
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
     February 2005 3.625% Notes. In February 2005, LGEI sold $175.0 million of the February 2005 3.625% Notes.
          Outstanding Amount: As of March 31, 2010, $59.5 million of aggregate principal amount (carrying value — $52.7 million) of the February 2005 3.625% Notes remain outstanding.
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
     April 2009 3.625% Notes. In April 2009, LGEI issued approximately $66.6 million of the April 2009 3.625% Notes.
          Outstanding Amount: As of March 31, 2010, $66.6 million of aggregate principal amount (carrying value — $36.2 million) of the April 2009 3.625% Notes remain outstanding.
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
     Theatrical Slate Participation. On May 29, 2009, we terminated our theatrical slate participation arrangement with Pride Pictures, LLC (“Pride”), an unrelated entity. The arrangement was evidenced by, among other documents, that certain Master Covered Picture Purchase Agreement (the “Master Picture Purchase Agreement”) between us and LG Film Finance I, LLC (“FilmCo”) and that certain Limited Liability Company Agreement (the “FilmCo Operating Agreement”) for FilmCo by and between LGEI and Pride, each dated as of May 25, 2007 and amended on January 30, 2008. Under the arrangement, Pride contributed, in general, 50% of our production, acquisition, marketing and distribution costs of theatrical feature films and participated in a pro rata portion of the pictures’ net profits or losses similar to a co-production arrangement based on the portion of costs funded. Amounts provided from Pride were reflected as a participation liability. In late 2008, the administrative agent for the senior lenders under Pride’s senior credit facility took the position, among others, that the senior lenders did not have an obligation to continue to fund under the senior credit facility because the conditions precedent to funding set forth in the senior credit facility could not be satisfied. We were not a party to the credit facility. Consequently, Pride did not purchase the pictures The Spirit, My Bloody Valentine 3-D and Madea Goes To Jail. Thereafter, on April 20, 2009, after failed attempts by us to facilitate a resolution, we gave FilmCo and Pride notice that FilmCo, through Pride’s failure to make certain capital contributions, was in default of the Master Picture Purchase Agreement. On May 5, 2009, the representative for the Pride equity and the Pride mezzanine investor responded that the required amount was fully funded and that it had no further obligations to make any additional capital contributions. Consequently, on May 29, 2009, we gave notice of termination of the Master Picture Purchase Agreement. Since May 29, 2009, there have been no developments with respect to the arrangement. Although we will no longer receive financing as provided from the participation of Pride in our films, we do not believe this will have a material adverse effect to our business.
     Société Générale de Financement du Québec. On July 30, 2007, the Company entered into a four-year filmed entertainment slate participation agreement with Société Générale de Financement du Québec (“SGF”), the Québec provincial government’s investment arm. SGF will provide up to 35% of production costs of television and feature film productions produced in Québec for a four-year period for an aggregate participation of up to $140.0 million, and we will advance all amounts necessary to fund the remaining budgeted costs. The maximum aggregate of budgeted costs over the four-year period will be $400.0 million, including our portion, but no more than $100.0 million per year. In connection with this agreement, we and SGF will proportionally share in the proceeds derived from the productions after we deduct a distribution fee, recoup all distribution expenses and releasing costs, and pay all applicable third party participations and residuals. Under the terms of the arrangement, $35.0 million is available through July 30, 2010 and $35.0 million is available during the twelve-month period ended July 30, 2011 to be provided by SGF. As of March 31, 2010, $5.5 million was received under the agreement reducing the July 30, 2010 availability to $29.5 million.
     Filmed Entertainment Backlog. Backlog represents the amount of future revenue not yet recorded from contracts for the licensing of films and television product for television exhibition and in international markets. Backlog at March 31, 2010 and 2009 is $448.9 million and $499.5 million, respectively.
     Cash Flows Provided by/Used in Operating Activities. Cash flows used in operating activities for the year ended March 31, 2010 were $121.8 million, compared to cash flows used in operating activities for the year ended March 31, 2009 of $101.9 million, and cash flows provided by operating activities for the year ended March 31, 2008 of $89.2 million. The increase in cash used in operating activities in fiscal 2010 as compared to fiscal 2009 was primarily due to increases in accounts receivable, decreases in cash provided by changes in accounts payable and accrued liabilities, participations and residuals, film obligations, and deferred revenue, offset by decreases in investment in films and television programs, a lower net loss generated in the year ended March 31, 2010, and a higher amortization of films and television programs. The increase in cash used in operating activities in fiscal 2009 as compared to fiscal 2008 was primarily due to increases in investment in films and television programs, decreases in cash provided by changes in accounts payable and accrued liabilities, participations and residuals, and a higher net loss generated in the year ended March 31, 2009, offset by decreases in accounts receivable, increases in film obligations, and a higher amortization of films and television programs.
     Cash Flows Provided by/Used in Investing Activities. Cash flows used in investing activities of $46.8 million for the year ended March 31, 2010 consisted of $6.6 million for purchases of property and equipment, $47.1 million for the investment in equity method investees, offset by $8.3 million of repayments on loans made to a third party producer. Cash flows used in investing activities of $298.6 million for the year ended March 31, 2009 consisted of $243.2 million for the acquisition of TV Guide Network, $8.7 million for purchases of property and equipment, $18.0 million for the investment in equity method investees and $25.0 million for increases in loans made to a third party producer and $3.8 million for an increase in loans made to Break.com. Cash flows provided by investing activities of $201.3 million for the year ended March 31, 2008 consisted of net proceeds from the sale of $237.4 million of auction rate securities and $19.3 million in net proceeds from the sale of equity securities, offset by $3.6 million for purchases of property and equipment, $6.5 million for the investment in equity method investees, $3.0 million for a note receivable from Break.com and $41.2 million for the acquisition of Mandate Pictures, net of unrestricted cash.
     Cash Flows Provided by Financing Activities. Cash flows provided by financing activities of $120.4 million for the year ended March 31, 2010 resulted from receipt of net proceeds of $214.7 million from the sale of senior secured second-priority notes, borrowings of $302.0 million under the senior revolving credit facility, increased production loans of $238.3 million and proceeds of $122.4 million from the issuance of mandatorily redeemable preferred stock units and common stock units related to the sale of our 49% interest in TV Guide Network, offset by $540.0 million repayment on the senior revolving credit facility, $139.0 million repayment of production loans, $75.2 million repayment on the repurchase of subordinated notes, $2.0 million paid for tax withholding requirements associated with our equity awards, and $0.8 million repayment of other financing obligations. Cash flows provided by financing activities of $171.6 million for the year ended March 31, 2009 resulted from borrowings of $255.0 million under the senior revolving credit facility, increased production loans of $189.9 million and the exercise of stock options of $2.9 million, offset by $222.0 million repayment of production loans, $45.0 million paid for the repurchase of our common shares, $3.7 million paid for tax withholding requirements associated with our equity awards, and $5.4 million repayment on the repurchase of subordinated notes. Cash flows provided by financing activities of $28.4 million in the year ended March 31, 2008 resulted from increased production loans and financing arrangements of $166.1 million and the exercise of stock options of $1.3 million, offset by $97.1 million repayment of production loans, repayment of $14.3 million of debt assumed from the Mandate Pictures acquisition, $22.3 million paid for the repurchase of our common shares and $5.3 million paid for tax withholding requirements associated with our equity awards.
     Anticipated Cash Requirements. The nature of our business is such that significant initial expenditures are required to produce, acquire, distribute and market films and television programs, while revenues from these films and television programs are earned over an extended period of time after their completion or acquisition. We believe that cash flow from operations, cash on hand, senior revolving credit facility availability, tax-efficient financing and available production financing will be adequate to meet known operational cash requirements for the foreseeable future, including the funding of future film and television production, film rights acquisitions, theatrical and video release schedules, and future equity method investment funding requirements. We monitor our cash flow liquidity, availability, fixed charge coverage, capital base, film spending and leverage ratios with the long-term goal of maintaining our credit worthiness.
     Our current financing strategy is to fund operations and to leverage investment in films and television programs through our cash flow from operations, our senior revolving credit facility, single-purpose production financing, film credit facility, government incentive programs, film funds, and distribution commitments. In addition, we may acquire businesses or assets, including individual films or libraries that are complementary to our business. Any such transaction could be financed through our cash flow from operations, credit facilities, equity or debt financing.
     Future commitments under contractual obligations as of March 31, 2010 are as follows:

	Year Ended March 31,
	2011	2012	2013	2014	2015	Thereafter	Total
	(Amounts in thousands)
Future annual repayment of debt and other financing obligations recorded as of March 31, 2010
Senior revolving credit facility	$—	$—	$—	$17,000	$—	$—	$17,000
Production loans(1)
Individual production loans	156,069	38,952	—	15,000	—	—	210,021
Pennsylvania Regional Center production loans	—	—	—	65,746	—	—	65,746
Film Credit Facility	30,764	4,971	—	—	—	—	35,735
Subordinated notes and other financing obligations (2)
October 2004 2.9375% Notes	—	110,035	—	—	—	—	110,035
February 2005 3.625% Notes	—	59,479	—	—	—	—	59,479
April 2009 3.625% Notes	—	—	—	—	66,581	—	66,581
Other financing obligations	883	944	4,726	1,078	1,151	6,108	14,890
Senior secured second priority notes (3)	—	—	—	—	—	236,000	236,000
Mandatorily redeemable preferred stock units (4)	—	—	—	—	—	324,088	324,088

	$187,716	$214,381	$4,726	$98,824	$67,732	$566,196	$1,139,575

Contractual commitments by expected repayment date
Film obligations(1)	$58,043	$—	$—	$—	$—	$—	$58,043
Distribution and marketing commitments (5)	85,702	—	22,000	—	—	—	107,702
Minimum guarantee commitments (6)	159,514	18,654	7,544	5,554	5,871	3,019	200,156
Production loan commitments (6)	14,604	2,230	—	—	—	—	16,834
Cash interest payments on subordinated notes and other financing obligations	8,815	8,754	3,032	2,936	2,863	959	27,359
Cash interest payments on senior secured second priority notes	24,862	24,190	24,190	24,190	24,190	48,380	170,002
Operating lease commitments	11,989	11,269	11,830	11,835	10,113	4,786	61,822
Other contractual obligations	24,041	3,840	2,589	2,509	2,548	2,976	38,503
Employment and consulting contracts	34,551	18,284	9,271	4,918	2,637	1,890	71,551

	$422,121	$87,221	$80,456	$51,942	$48,222	$62,010	$751,972

Total future commitments under contractual obligations	$609,837	$301,602	$85,182	$150,766	$115,954	$628,206	$1,891,547

(1)	Production loans represent loans for the production of film and television programs that we produce. Film obligations include minimum guarantees and theatrical marketing obligations as disclosed in Note 11 of our audited consolidated financial statements. Repayment dates are based on anticipated delivery or release date of the related film or contractual due dates of the obligation.

(2)	Subordinated notes and other financing obligations reflect the principal amounts of the October 2004 2.9375% Notes, the February 2005 3.625% Notes and the April 2009 3.625% Notes and other financing obligations. The future repayment dates of the Senior Notes represent the first redemption date by holder for each note respectively. As of March 31, 2010, the carrying value of our subordinated notes was as follows: October 2004 2.9375% Notes — $99.5 million; February 2005 3.625% Notes — $52.7 million;

and April 2009 3.625% Notes — $36.2 million. The difference between the carrying value and the principal amounts is being amortized as a non-cash charge to interest expense over the expected life of the notes.

(3)	The Senior Notes reflect the principal amount payable in November 2016 with a carrying amount of $225.2 million as of March 31, 2010. The difference between the carrying value and the principal amount is being amortized as a non-cash charge to interest expense over the expected life of the notes.

(4)	Amount represents the anticipated redemption amount (i.e., principal amount of $125.0 million plus the accretion of a 10% annual dividend) payable in May 2019 of the mandatorily redeemable preferred stock units held by the noncontrolling interest in TV Guide Network. The carrying amount of the mandatorily redeemable preferred stock held by the non controlling interest was $94.6 million as of March 31, 2010. The carrying amount and the 10% dividend is being accreted, through a non cash charge to interest expense, up to its redemption amount over the ten-year period to the redemption date.

(5)	Distribution and marketing commitments represent contractual commitments for future expenditures associated with distribution and marketing of films which we will distribute. The payment dates of these amounts are primarily based on the anticipated release date of the film.

(6)	Minimum guarantee commitments represent contractual commitments related to the purchase of film rights for future delivery. Production loan commitments represent amounts committed for future film production and development to be funded through production financing and recorded as a production loan liability. Future payments under these commitments are based on anticipated delivery or release dates of the related film or contractual due dates of the commitment. The amounts include future interest payments associated with the commitment.
Off-Balance Sheet Arrangements
     We do not have any transactions, arrangements and other relationships with unconsolidated entities that will affect our liquidity or capital resources. We have no special purpose entities that provided off-balance sheet financing, liquidity or market or credit risk support, nor do we engage in leasing, hedging or research and development services, that could expose us to liability that is not reflected on the face of our consolidated financial statements. Our commitments to fund operating leases, minimum guarantees, production loans, equity method investment funding requirements and all other contractual commitments not reflected on the face of our consolidated financial statements are presented in the above table.

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
     Currency Rate Risk. We enter into forward foreign exchange contracts to hedge our foreign currency exposures on future production expenses denominated in various foreign currencies. As of March 31, 2010, we had outstanding forward foreign exchange contracts to buy Canadian $1.7 million in exchange for US$1.6 million over a period of one month at a weighted average exchange rate of one US$ equals Canadian $1.07 and we had outstanding forward exchange contracts to buy US$6.2 million in exchange for British Pound Sterling £3.8 million over a period of six months at a weighted average exchange rate of one British Pound Sterling equals US$1.64. Changes in the fair value representing a net unrealized fair value gain on foreign exchange contracts that qualified as effective hedge contracts outstanding during the year ended March 31, 2010 amounted to $0.4 million and are included in accumulated other comprehensive income (loss), a separate component of shareholders’ equity. These contracts are entered into with a major financial institution as counterparty. We are exposed to credit loss in the event of nonperformance by the counterparty, which is limited to the cost of replacing the contracts, at current market rates. We do not require collateral or other security to support these contracts.
     Interest Rate Risk. Our principal risk with respect to our debt is interest rate risk. We currently have exposure to cash flow risk due to changes in market interest rates related to our interest-bearing debt, production loans and subordinated notes and other financing obligations at March 31, 2010 as set forth in the following table:

	Year Ended March 31,
	2011	2012	2013	2014	2015	Thereafter	Total
Senior Revolving Credit Facility:
Variable (1)	$—	$—	$—	$17,000	$—	$—	17,000
Production Loans:
Variable (2)	164,808	13,935	—	—	—	—	178,743
Fixed (3)	—	—	—	65,746	—	—	65,746
Subordinated Notes and Other Financing Obligations:
Fixed (4)	—	169,514	—	—	66,581	—	236,095
Fixed (5)	—	—	3,718	—	—	—	3,718
Fixed (6)	883	944	1,008	1,078	1,151	6,108	11,172
Senior Secured Second Priority Notes:
Fixed (7)	—	—	—	—	—	236,000	236,000
Mandatorily Redeemable Preferred
Stock Units:
Fixed (8)	—	—	—	—	—	125,009	125,009

	$165,691	$184,393	$4,726	$83,824	$67,732	$367,117	$873,483

(1)	Senior revolving credit facility, which expires July 25, 2013 bears interest of 2.50% over the Adjusted LIBOR rate. At March 31, 2010, we had borrowings of $17.0 million under this facility.

(2)	Amounts owed to film production entities on anticipated delivery date or release date of the titles or the contractual due dates of the obligation. Production loans of $178.7 million incur interest at rates ranging from approximately 1.98% to 4.00%. Not included in the table above are approximately $67.0 million of production loans which are non-interest bearing.

(3)	Long term production loans of $65.7 million with a fixed interest rate equal to 1.5%.

(4)	Subordinated notes reflect the principal amounts of the October 2004 2.9375% Notes, the February 2005 3.625% Notes and the April 2009 3.625% Notes as of March 31, 2010, and the repayment dates fall on the first redemption date by holder for each note respectively.

(5)	Other financing obligation with fixed interest rate equal to 8.02%.

(6)	Capital lease obligation for a satellite transponder with an imputed interest rate equal to 6.65%.

(7)	Senior Notes reflect the principal amount of $236.0 million with a fixed interest rate equal to 10.25%.

(8)	Mandatorily redeemable preferred stock units reflect the principal amount of $125.0 million with a 10% dividend accretion through a non-cash charge to interest expense, up to its redemption amount over the ten year period to the redemption date of May 2019.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
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
     As of March 31, 2010, the end of the period covered by this report, the Company’s management had carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures were effective.
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

     Our management has made an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2010. Management based its assessment on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
     Based on this assessment, our management has concluded that, as of March 31, 2010, the Company maintained effective internal control over financial reporting. Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting. Their report is included below.
Changes in Internal Control over Financial Reporting
     There were no changes in internal control over financial reporting during the fiscal fourth quarter ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of Lions Gate Entertainment Corp.
We have audited Lions Gate Entertainment Corp.’s internal control over financial reporting as of March 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Lions Gate Entertainment Corp.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. In our opinion, Lions Gate Entertainment Corp. maintained, in all material respects, effective internal control over financial reporting as of March 31, 2010, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Lions Gate Entertainment Corp. as of March 31, 2010 and 2009, and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended March 31, 2010 of Lions Gate Entertainment Corp. and our report dated June 1, 2010 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Los Angeles, California
June 1, 2010

ITEM 9B.	OTHER INFORMATION
None.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
     The information required by this item is incorporated by reference to our Proxy Statement for our 2010 Annual General Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2010.

ITEM 11.	EXECUTIVE COMPENSATION.
     The information required by this item is incorporated by reference to our Proxy Statement for our 2010 Annual General Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2010.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.
     The information required by this item is incorporated by reference to our Proxy Statement for our 2010 Annual General Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2010.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
     The information required by this item is incorporated by reference to our Proxy Statement for our 2010 Annual General Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2010.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.
     The information required by this item is incorporated by reference to our Proxy Statement for our 2010 Annual General Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2010.
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

Item 15(a).
Schedule II. Valuation and Qualifying Accounts
Lions Gate Entertainment Corp.
March 31, 2010
(In Thousands)

COL. A.	COL. B.	COL. C.			COL. D.		COL. E.
		Additions
	Balance at	Charged to Costs and	Charged to Other		Deductions -		Balance at End
Description	Beginning of Period	Expenses (1)	Accounts - Describe		Describe		of Period
Year Ended March 31, 2010:

Reserves:

Video returns and allowances	$98,947	$178,865	$1,103	(2)	$(190,937	) (3)	$87,978

Provision for doubtful accounts	9,847	1,564	635	(2)	(3,334	) (4)	8,712

Total	$108,794	$180,429	$1,738		$(194,271)		$96,690

Year Ended March 31, 2009:

Reserves:

Video returns and allowances	$95,515	$224,855	$7,000	(2)	$(228,423	) (3)	$98,947

Provision for doubtful accounts	5,978	3,377	872	(2)	(380	) (4)	9,847

Total	$101,493	$228,232	$7,872		$(228,803)		$108,794

Year Ended March 31, 2008:

Reserves:

Video returns and allowances	$77,691	$194,690	$2,120	(2)	$(178,986	) (3)	$95,515

Provision for doubtful accounts	6,345	551	204	(2)	(1,122	) (4)	5,978

Total	$84,036	$195,241	$2,324		$(180,108)		$101,493

(1)	Charges for video returns and allowances are charges against revenue.

(2)	Opening balances due to acquisitions and fluctuations in foreign exchange rates. Video returns and allowances for the year ended March 31, 2009 includes an initial returns reserve for the HIT Entertainment distribution deal.

(3)	Actual video returns and fluctuations in foreign currency exchange rates.

(4)	Uncollectible accounts written off and fluctuations in foreign currency exchange rates.

Item 15(b).
INDEX TO EXHIBITS

Exhibit
Number	Description of Documents
3.1(10)	Articles

3.2(34)	Notice of Articles

3.3(17)	Vertical Short Form Amalgamation Application

3.4(17)	Certificate of Amalgamation

4.1(1)	Indenture dated as of December 3, 2003 among Lions Gate Entertainment Inc., Lions Gate Entertainment Corp. and J.P. Morgan Trust Company, National Association

4.2(1)	Form of 4.875% Convertible Senior Subordinated Notes Due 2010

4.3(1)	Form of Guaranty of 4.875% Convertible Subordinated Notes Due 2010

4.4(2)	Indenture dated as of October 4, 2004 among Lions Gate Entertainment Inc., Lions Gate Entertainment Corp. and J.P. Morgan Trust Company, National Association

4.5(2)	Form of 2.9375% Convertible Senior Subordinated Notes due 2024

4.6(2)	Form of Guaranty of 2.9375% Convertible Senior Subordinated Notes due 2024

4.7(3)	Indenture dated as of February 24, 2005 among Lions Gate Entertainment Inc., Lions Gate Entertainment Corp. and J.P. Morgan Trust Company, National Association

4.8(3)	Form of 3.625% Convertible Senior Subordinated Notes due 2025

4.9(3)	Form of Guaranty of 3.625% Convertible Senior Subordinated Notes due 2025

4.10 (24)	Form of Refinancing Exchange Agreement dated April 27, 2009

4.11 (24)	Form of Indenture dated as of April 27, 2009 among Lions Gate Entertainment Inc., Lions Gate Entertainment Corp. and The Bank of New York Mellon Trust Company, N.A.

4.12 (24)	Form of 3.625% Convertible Senior Subordinated Notes Due 2025 dated as of April 27, 2009

4.13 (24)	Form of Guaranty of 3.625% Convertible Senior Subordinated Notes due 2025 dated as of April 27, 2009

4.14 (35)	Rights Plan, dated as of March 12, 2010, between Lions Gate Entertainment Corp. and CIBC Mellon Trust Company, as amended and restated as of April 22, 2010 between Lions Gate Entertainment Corp. and CIBC Mellon Trust Company.

10.1(4)*	Amended Employees’ and Directors’ Equity Incentive Plan

10.2(5)*	Form of Incentive Plan Stock Option Agreement

10.3(10)*	2004 Performance Plan Restricted Share Unit Agreement

10.4(14)*	2004 Performance Incentive Plan

10.5(10)*	Form of 2004 Performance Incentive Plan Nonqualified Stock Option Agreement

10.6(6)	Registration Rights Agreement by and among the Company, Mark Amin and Reza Amin, dated as of June 6, 2000

10.7*	Director Compensation Summary

10.8(16)*	Employment Agreement between the Company and Jon Feltheimer, dated September 20, 2006

10.9(16)*	Employment Agreement between the Company and Michael Burns, dated September 1, 2006

10.10(13)*	Employment Agreement between the Company and James Keegan, dated February 21, 2006 and entered into as of April 4, 2006

10.11(13)*	Employment Agreement between the Company and Wayne Levin, dated April 1, 2006 and entered into as of May 9, 2006

Exhibit
Number	Description of Documents
10.12(13)*	Employment Agreement between the Company and Marni Wieshofer, dated January 5, 2006 and entered into as of March 7, 2006

10.13(17)*	Employment Agreement between the Company and Steve Beeks, dated March 28, 2007 and entered into as of March 29, 2007

10.14(7)	Amended and Restated Credit, Security, Guaranty and Pledge Agreement, dated as of December 15, 2003 among Lions Gate Entertainment Corp., Lions Gate Entertainment Inc., the Guarantors referred to therein, the Lenders referred to therein, JP Morgan Chase Bank, JP Morgan Chase Bank (Toronto Branch), Fleet National Bank and BNP Paribas, dated as of December 15, 2003

10.15(1)	Amendment No. 1 to the Company’s Amended and Restated Credit, Security, Guaranty and Pledge Agreement, dated as of June 15, 2004, by and among Lions Gate Entertainment Corp., Lions Gate Entertainment Inc., the Guarantors referred to therein, the Lenders referred to therein, JP Morgan Chase Bank, JP Morgan Chase Bank (Toronto Branch), Fleet National Bank and BNP Paribas, dated as of December 15, 2003

10.16(2)	Amendment No. 2 to the Amended and Restated Credit, Security, Guaranty and Pledge Agreement, dated as of September 22, 2004, by and among Lions Gate Entertainment Corp., Lions Gate Entertainment Inc., the Guarantors referred to therein, the Lenders referred to therein, JP Morgan Chase Bank, JP Morgan Chase Bank (Toronto Branch), Fleet National Bank and BNP Paribas, dated as of December 15, 2003

10.17(8)	Amendment No. 3 to the Amended and Restated Credit, Security, Guaranty and Pledge Agreement, dated as of December 31, 2004, by and among Lions Gate Entertainment Corp., Lions Gate Entertainment Inc., the Guarantors referred to therein, the Lenders referred to therein, JP Morgan Chase Bank, JP Morgan Chase Bank (Toronto Branch), Fleet National Bank and BNP Paribas, dated as of December 15, 2003

10.18(8)	Amendment No. 4 to the Amended and Restated Credit, Security, Guaranty and Pledge Agreement, dated as of February 15, 2005, by and among Lions Gate Entertainment Corp., Lions Gate Entertainment Inc., the Guarantors referred to therein, the Lenders referred to therein, JP Morgan Chase Bank, National Association, JP Morgan Chase Bank, National Association (Toronto Branch), Fleet National Bank and BNP Paribas, dated as of December 15, 2003

10.19(9)	Amendment No. 5 to the Amended and Restated Credit, Security, Guaranty and Pledge Agreement, dated as of March 31, 2005, by and among Lions Gate Entertainment Corp., Lions Gate Entertainment Inc., the Guarantors referred to therein, the Lenders referred to therein, JP Morgan Chase Bank, National Association, JP Morgan Chase Bank, National Association (Toronto Branch), Fleet National Bank and BNP Paribas, dated as of December 15, 2003

10.20(11)	Amendment No. 6 to the Amended and Restated Credit, Security, Guaranty and Pledge Agreement, dated as of June 21, 2005, by and among Lions Gate Entertainment Corp., Lions Gate Entertainment Inc., the Guarantors referred to therein, the Lenders referred to therein, JP Morgan Chase Bank, National Association, JP Morgan Chase Bank, National Association (Toronto Branch), Fleet National Bank and BNP Paribas, dated as of December 15, 2003

10.21(11)	Amendment No. 7 to the Amended and Restated Credit, Security, Guaranty and Pledge Agreement, dated as of October 17, 2005, by and among Lions Gate Entertainment Corp., Lions Gate Entertainment Inc., the Guarantors referred to therein, the Lenders referred to therein, JP Morgan Chase Bank, National Association, JP Morgan Chase Bank, National Association (Toronto Branch), Fleet National Bank and BNP Paribas, dated as of December 15, 2003

10.22(17)	Amendment No. 9 to the Amended and Restated Credit, Security, Guaranty and Pledge Agreement, dated as of April 2, 2007, by and among Lions Gate Entertainment Corp., Lions Gate Entertainment Inc., the Guarantors referred to therein, the Lenders referred to therein, JP Morgan Chase Bank, National Association, JP Morgan Chase Bank, National Association (Toronto Branch), Fleet National Bank and BNP Paribas, dated as of December 15, 2003

10.23(10)*	Amendment to January 5, 2000 Incentive Plan Stock Option Agreement between the Company and Michael Burns, dated December 11, 2001

10.24(10)*	Amendment to January 5, 2000 Incentive Plan Stock Option Agreement between the Company and Jon Feltheimer, dated December 11, 2001

10.25(10)*	Share Appreciation Rights Award Agreement between the Company and Steve Beeks, dated February 2, 2004

10.26(10)*	Clarification of Stock Appreciation Rights Award Letter for Steve Beeks, dated November 18, 2004

Exhibit
Number	Description of Documents
10.27(12)	Partnership Interest Purchase Agreement, dated December 22, 2005, by and among Lions Gate Entertainment Corp., Lions Gate Films Corp., Bosa Development Corp., and 0742102 B.C. LTD.

10.28(12)	Amendment to Partnership Interest Purchase Agreement Amendment and Removal of Conditions Precedent, January 23, 2006, by and among Lions Gate Entertainment Corp., Lions Gate Films Corp., Bosa Development Corp., and 0742102 B.C. LTD.

10.29(13)	Agreement dated as of December 6, 2005 between Lions Gate Film, Inc. and Sobini Films, with respect to the distribution rights to the motion picture entitled “The Prince and Me II.”

10.30(13)	Agreement dated as of March 24, 2005 between Lions Gate Films Inc. and Sobini Films, with respect to the distribution rights to the motion picture entitled “Streets of Legend.”

10.31(13)	Agreement dated as of December 6, 2005 between Lions Gate Films Inc. and Sobini Films, with respect to the distribution rights to the motion picture entitled “Peaceful Warrior.”

10.32(13)	Purchase Agreement dated March 17, 2006 between Lions Gate Entertainment Corp. and Icon International, Inc.

10.33(13)	Vendor Subscription Agreement dated March 17, 2006 between Lions Gate Entertainment Corp. and Icon International, Inc.

10.34(13)	Agreement, by and between Ignite, LLC and Lions Gate Films Inc., entered into June 13, 2006 and dated and effective as of March 13, 2006

10.35(15)	Right of First Refusal Agreement dated as of August 29, 2006 between Lions Gate Entertainment Corp., Sobini Films and Mark Amin.

10.36(17)+	Master Covered Picture Purchase Agreement, by and between LG Film Finance I, LLC and Lions Gate Films Inc., dated as of May 25, 2007

10.37(17)+	Master Distribution Agreement, by and between Lions Gate Films Inc. and LG Film Finance I, LLC, dated as of May 25, 2007

10.38(17)+	Limited Liability Company Agreement for LG Film Finance I, LLC, dated as of May 25, 2007

10.39(18)	Amendment No. 10 to the Amended and Restated Credit, Security, Guaranty and Pledge Agreement, dated as of August 8, 2007, by and among Lions Gate Entertainment Corp., Lions Gate Entertainment Inc., the Guarantors referred to therein, the Lenders referred to therein, JP Morgan Chase Bank, National Association, JP Morgan Chase Bank, National Association (Toronto Branch), Fleet National Bank and BNP Paribas, dated as of December 15, 2003.

10.40(19)+	Revenue Participation Purchase Agreement dated as of July 25, 2007 among Lions Gate Entertainment Inc., Lions Gate Films Inc., Lions Gate Television Inc., MQP, LLC and SGF Entertainment, Inc.

10.41(19)+	Master Distribution Agreement (Film Productions) dated as of July 25, 2007 between MQP LLC and Lions Gate Films Inc.

10.42(19)+	Master Distribution Agreement (Television Productions) dated as of July 25, 2007 between MQP LLC and Lions Gate Television Inc.

10.43(20)	Purchase Agreement by and among the Sellers, Lions Gate Entertainment Corp., Lions Gate Entertainment Inc., Mandate Pictures, LLC and Joseph Drake dated September 10, 2007.

10.44(20)	Registration Rights Agreement by and among the Sellers and Lions Gate Entertainment Corp. dated September 10, 2007.

10.45(20)	Letter Agreement by and among the Sellers, Lions Gate Entertainment Corp., Lions Gate Entertainment Inc., Mandate Pictures, LLC and Joseph Drake dated September 10, 2007.

10.46(20)*	Employment Agreement by and between Lions Gate Films, Inc. and Joe Drake dated September 10, 2007

10.47(21)	Amendment No. 1 to Right of First Refusal Agreement dated as of August 29, 2006 by and among Lions Gate Entertainment Corp., Sobini Films and Mark Amin dated December 20, 2007

10.48(22)	Amendment No. 8 to the Amended and Restated Credit Facility, Security, Guaranty and Pledge Agreement, dated as of December 5, 2006, by and among Lions Gate Entertainment Corp., Lions Gate Entertainment Inc., the Guarantors

Exhibit
Number	Description of Documents
referred to therein, the Lenders referred to therein, JP Morgan Chase Bank, National Association, JP Morgan Chase Bank, National Association (Toronto Branch), Fleet National Bank and BNP Paribas, dated as of December 15, 2003

10.49(22)+	First Amendment dated January 30, 2008 to Master Covered Picture Purchase Agreement by and between LG Film Finance I, LLC and Lions Gate Films, Inc. dated as of May 25, 2007

10.50(23)	Amendment No. 11 to the Amended and Restated Credit, Security, Guaranty and Pledge Agreement, dated as of April 10, 2008, by and among Lions Gate Entertainment Corp., Lions Gate Entertainment Inc., the Guarantors referred to therein, the Lenders referred to therein, JPMorgan Chase Bank, National Association (formerly known as JPMorgan Chase Bank), JP Morgan Chase Bank, National Association (Toronto Branch), Bank of America, N.A. (as successor by merger to Fleet National Bank) and BNP Paribas, dated as of December 15, 2003

10.51 (25)+	Second Amended and Restated Credit, Security, Guaranty and Pledge Agreement by and among Lions Gate Entertainment Inc., Lions Gate UK Limited, Lions Gate Australia Pty Limited, the Guarantors referred to therein, the Lenders referred to therein, JPMorgan Chase Bank, N.A. and Wachovia Bank, N.A., dated of July 25, 2008

10.52 (26)*	Amendment of Employment Agreement between the Company and Jon Feltheimer dated September 18, 2008

10.53 (26)*	Amendment of Employment Agreement between the Company and Michael Burns dated September 22, 2008

10.54 (27)*	Amendment of Employment Agreement between the Company and Jon Feltheimer dated October 8, 2008

10.55 (28)	Equity Purchase Agreement dated January 5, 2009, by and among Lions Gate Entertainment, Inc., Gemstar-TV Guide International, Inc., TV Guide Entertainment Group, Inc., UV Corporation and Macrovision Solutions Corporation

10.56 (29)*	Employment Agreement between the Company and James Keegan dated January 14, 2009

10.57 (30)*	Amended and Restated Employment Agreement between the Company and Jon Feltheimer dated December 15, 2008

10.58 (30)*	Amended and Restated Employment Agreement between the Company and Michael Burns dated December 15, 2008

10.59 (30)*	Amended and Restated Employment Agreement between the Company and Steven Beeks dated December 15, 2008

10.60 (30)*	Amended and Restated Employment Agreement between the Company and James Keegan dated December 15, 2008

10.61 (30)*	Amended and Restated Employment Agreement between the Company and Wayne Levin dated December 15, 2008

10.62 (30)	Form of Director Indemnity Agreement

10.63 (31)*	Amendment of Employment Agreement between the Company and Steven Beeks dated February 6, 2009

10.64 (32)*	Employment Agreement between Lions Gate Films, Inc. and Wayne Levin dated April 6, 2009

10.65 (36)+	Equity Purchase Agreement between TVGN Holdings, LLC, Lionsgate Channels, Inc. and Lions Gate Entertainment Inc. dated May 28, 2009

10.66 (36)+	Amended and Restated Operating Agreement of TV Guide Entertainment Group, LLC dated as of May 28, 2009

10.67 (37)	Letter Agreement between Mark H. Rachesky and Lions Gate Entertainment Corp. dated July 9, 2009

10.68 (38)	Registration Rights Agreement, dated as of October 22, 2009, by and among Lions Gate Entertainment Corp. and the persons listed on the signature pages thereto.

10.69 (39)*	Amendment of Employment Agreement, dated as of November 2, 2009, by and between the Company and Michael Burns.

10.70 (34)+	Amendment No. 1 to the Second Amended and Restated Credit, Security, Guaranty and Pledge Agreement dated as of July 25, 2008, with the guarantors and lenders referred to therein, JP Morgan ChaseBank, N.A., as administrative agent and issuing bank, and Wachovia Bank, N.A., as syndication agent.

Exhibit
Number	Description of Documents
10.71 (40)	Amendment No. 2 dated as of November 24, 2009 to the Second Amended and Restated Credit, Security, Guaranty and Pledge Agreement dated as of July 25, 2008 among Lions Gate Entertainment Inc., Lions Gate UK Limited and Lions Gate Australia Pty Limited, as Borrowers, the guarantors and lenders referred to therein, JPMorgan Chase Bank, N.A., as Administrative Agent and as Issuing Bank and Wachovia Bank, N.A., as Syndication Agent.

10.72 (41)+	Credit, Security, Guaranty and Pledge Agreement dated as of October 6, 2009, among Lions Gate Mandate Financing Vehicle Inc., the guarantors and lenders referred to therein, JPMorgan Chase Bank, N.A., as administrative agent and issuing bank, Union Bank, N.A., as co-administrative agent, syndication agent and joint lead arranger, and Wells Fargo Bank, National Association as documentation agent.

10.73 (41)	Indenture dated as of October 21, 2009 among Lions Gate Entertainment Inc., Lions Gate Entertainment Corp., the guarantors referred to therein and U.S. Bank National Association.

10.74 (41)	Pledge and Security Agreement dated as of October 21, 2009 among Lions Gate Entertainment, Inc., the grantors listed therein and U.S. Bank National Association.

10.75 (41)	Intercreditor Agreement dated as of October 21, 2009 among JPMorgan Chase Bank, N.A., as administrative agent, U.S. Bank National Association, as collateral agent, Lions Gate Entertainment, Inc. and the loan parties referred to therein.

10.76 (41)+	Amendment No. 1, executed on January 22, 2010 and dated as of December 31, 2009, to Credit, Security, Guaranty and Pledge Agreement dated as of October 6, 2009, among Lions Gate Mandate Financing Vehicle Inc., the guarantors and lenders referred to therein, JPMorgan Chase Bank, N.A., as administrative agent and issuing bank, Union Bank, N.A., as co-administrative agent, syndication agent and joint lead arranger, and Wells Fargo Bank, National Association as documentation agent.

18.1 (33)	Preferability Letter dated May 30, 2008

21.1	Subsidiaries of the Company

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

23.2	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

24.1	Power of Attorney (Contained on Signature Page)

31.1	Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002

99.1	Studio 3 Partners L.L.C. Audited Financial Statements for the fiscal years ended December 31, 2009 and 2008

(1)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004.

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on October 4, 2004.

(3)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on February 25, 2005.

(4)	Incorporated by reference to the Company’s Definitive Proxy Statement dated August 13, 2001.

(5)	Incorporated by reference to the Company’s Registration Statement on Form S-2 under the Securities Act of 1933 dated April 30, 2003.

(6)	Incorporated by reference to the Company’s Registration Statement on Form F-4 under the Securities Act of 1933 dated August 18, 2000.

(7)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2003.

(8)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on February 22, 2005.

(9)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on April 14, 2005.

(10)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005 as filed on June 29, 2005.

(11)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on October 18, 2005.

(12)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2005.

(13)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006 as filed on June 14, 2006.

(14)	Incorporated by reference to the Company’s Definitive Proxy Statement dated July 28, 2006.

(15)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on September 5, 2006.

(16)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2006.

(17)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007 as filed on May 30, 2007.

(18)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on August 9, 2007.

(19)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007.

(20)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on September 10, 2007.

(21)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on December 21, 2007.

(22)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2006.

(23)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on April 11, 2008.

(24)	Incorporated by reference to the Company’s Form T-3 filed on April 20, 2009, as amended on April 22, 2009.

(25)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2008.

(26)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 23, 2008.

(27)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 14, 2008.

(28)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 9, 2009 (filed as Exhibit 10.54).

(29)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 16, 2009 (filed as Exhibit 10.55).

(30)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2008.

(31)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on February 11, 2009.

(32)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on April 10, 2009.

(33)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008 as filed on May 30, 2008.

(34)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2009 as filed on November 9, 2009.

(35)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on April 23, 2010.

(36)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2009 as filed on August 10, 2009.

(37)	Incorporated by reference as Exhibit 10.65 to the Company’s Current Report on Form 8-K as filed on July 10, 2009.

(38)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on October 23, 2009.

(39)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on November 6, 2009.

(40)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on December 1, 2009.

(41)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2009 as filed on February 9, 2010.

*	Management contract or compensatory plan or arrangement.

+	Confidential treatment has been granted for portions of this exhibit. Portions of this document have been omitted and submitted separately to the Securities and Exchange Commission.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 1, 2010.

LIONS GATE ENTERTAINMENT CORP.
By:	/s/ James Keegan
James Keegan
Chief Financial Officer

DATE: June 1, 2010
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates so indicated.
     Each person whose signature appears below authorizes each of Jon Feltheimer, Michael Burns, Wayne Levin and James Keegan, severally and not jointly, to be his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in such person’s name, place and stead, in any and all capacities, to sign any amendments to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010; granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, shall lawfully do or cause to be done by virtue hereof.

Signature	Title	Date
/s/ Norman Bacal Norman Bacal	Director	June 1, 2010

/s/ Michael Burns Michael Burns	Director	June 1, 2010

/s/ Arthur Evrensel Arthur Evrensel	Director	June 1, 2010

/s/ Jon Feltheimer Jon Feltheimer	Chief Executive Officer (Principal Executive Officer) and Co-Chairman of the Board of Directors	June 1, 2010

/s/ James Keegan James Keegan	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	June 1, 2010

/s/ Morley Koffman Morley Koffman	Director	June 1, 2010

/s/ Harald Ludwig Harald Ludwig	Co-Chairman of the Board of Directors	June 1, 2010

/s/ G. Scott Paterson G. Scott Paterson	Director	June 1, 2010

/s/ Mark H. Rachesky, M.D. Mark H. Rachesky, M.D.	Director	June 1, 2010

/s/ Daryl Simm Daryl Simm	Director	June 1, 2010

/s/ Hardwick Simmons Hardwick Simmons	Director	June 1, 2010

/s/ Brian V. Tobin Brian V. Tobin	Director	June 1, 2010

/s/ Phyllis Yaffe Phyllis Yaffe	Director	June 1, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of Lions Gate Entertainment Corp.
We have audited the accompanying consolidated balance sheets of Lions Gate Entertainment Corp. as of March 31, 2010 and 2009, and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended March 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lions Gate Entertainment Corp. at March 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Lions Gate Entertainment Corp.’s internal control over financial reporting as of March 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 1, 2010 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Los Angeles, California
June 1, 2010

LIONS GATE ENTERTAINMENT CORP.
CONSOLIDATED BALANCE SHEETS

	March 31,	March 31,
	2010	2009
	(Amounts in thousands,
	except share amounts)
ASSETS
Cash and cash equivalents	$91,421	$138,475
Restricted cash	4,123	10,056
Restricted investments	6,995	6,987
Accounts receivable, net of reserve for returns and allowances of $87,978 (March 31, 2009 — $98,947) and provision for doubtful accounts of $8,712 (March 31, 2009 — $9,847)	312,123	227,010
Investment in films and television programs, net	680,647	702,767
Property and equipment, net	33,577	42,415
Finite-lived intangible assets, net	71,530	78,904
Goodwill	391,853	379,402
Other assets	112,188	81,234

Total assets	$1,704,457	$1,667,250

LIABILITIES
Senior revolving credit facility	$17,000	$255,000
Senior secured second-priority notes	225,155	—
Accounts payable and accrued liabilities	270,120	270,561
Participations and residuals	302,677	371,857
Film obligations and production loans	369,545	304,525
Subordinated notes and other financing obligations	203,208	281,521
Mandatorily redeemable preferred stock units held by noncontrolling interest	94,580	—
Deferred revenue	138,272	142,093

Total liabilities	1,620,557	1,625,557

Commitments and contingencies

EQUITY
Lions Gate Entertainment Corp. shareholders’ equity:
Common shares, no par value, 500,000,000 shares authorized, 117,951,754 and 116,950,512 shares issued at March 31, 2010 and 2009, respectively	521,164	494,724
Accumulated deficit	(460,631)	(441,153)
Accumulated other comprehensive loss	(6,611)	(11,878)

Total Lions Gate Entertainment Corp. shareholders’ equity	53,922	41,693
Noncontrolling interest	29,978	—

Total equity	83,900	41,693

Total liabilities and equity	$1,704,457	$1,667,250

See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year	Year	Year
	Ended	Ended	Ended
	March 31,	March 31,	March 31,
	2010	2009	2008
	(Amounts in thousands, except per share amounts)
Revenues	$1,583,718	$1,466,374	$1,361,039
Expenses:
Direct operating	807,311	793,816	660,924
Distribution and marketing	515,755	669,557	635,666
General and administration	180,543	136,563	119,080
Depreciation and amortization	28,064	7,657	5,500

Total expenses	1,531,673	1,607,593	1,421,170

Operating income (loss)	52,045	(141,219)	(60,131)

Other expenses (income):
Interest expense
Contractual cash based interest	28,271	15,131	12,851
Amortization of debt discount, deferred financing costs and accretion of redeemable preferred stock units	29,789	19,144	17,048

Total interest expense	58,060	34,275	29,899
Interest and other income	(1,573)	(5,785)	(11,276)
Gain on sale of equity securities	—	—	(2,909)
Gain on extinguishment of debt	(5,675)	(3,023)	—

Total other expenses, net	50,812	25,467	15,714

Income (loss) before equity interests and income taxes	1,233	(166,686)	(75,845)
Equity interests loss	(28,149)	(9,044)	(7,559)

Loss before income taxes	(26,916)	(175,730)	(83,404)
Income tax provision	1,230	2,724	4,031

Net loss	(28,146)	(178,454)	(87,435)
Add: Net loss attributable to noncontrolling interest	8,668	—	—

Net loss attributable to Lions Gate Entertainment Corp. Shareholders	$(19,478)	$(178,454)	$(87,435)

Basic Net Loss Per Common Share	$(0.17)	$(1.53)	$(0.74)

Diluted Net Loss Per Common Share	$(0.17)	$(1.53)	$(0.74)

Weighted average number of common shares outstanding:
Basic	117,510	116,795	118,427
Diluted	117,510	116,795	118,427
See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
CONSOLIDATED STATEMENTS OF EQUITY

	Lions Gate Entertainment Corp. Shareholders
						Accumulated
			Series B			Other
	Common Shares		Preferred Shares		Accumulated	Comprehensive	Treasury Shares		Noncontrolling	Comprehensive
	Number	Amount	Number	Amount	Deficit	Income (Loss)	Number	Amount	Interest	Income	Total
	(Amounts in thousands, except share amounts)
Balance at March 31, 2007	116,970,280	$504,277	10	$—	$(175,264)	$(1,295)	—	$—	$—		$327,718
Exercise of stock options	993,772	(2,492)									(2,492)
Stock based compensation, net of withholding tax obligations of $1,576	666,306	12,212									12,212
Issuance of common shares to directors for services	25,970	277									277
Issuance of common shares for investment in NextPoint, Inc	1,890,189	20,851									20,851
Issuance of common shares related to the Redbus acquisition	94,937	900									900
Issuance of common shares related to the Debmar acquisition	269,978	2,500									2,500
Issuance of common shares related to the Mandate acquisition	169,879	1,566									1,566
Repurchase of common shares, no par value							2,410,499	(22,260)			(22,260)
Comprehensive loss
Net loss					(87,435)					$(87,435)	(87,435)
Foreign currency translation adjustments						1,168				1,168	1,168
Net unrealized loss on foreign exchange contracts						(333)				(333)	(333)
Unrealized loss on investments — available for sale						(73)				(73)	(73)

Comprehensive loss										$(86,673)

Balance at March 31, 2008	121,081,311	540,091	10	—	(262,699)	(533)	2,410,499	(22,260)	—		254,599
Exercise of stock options, net of withholding tax obligations of $1,192	878,809	1,702									1,702
Stock based compensation, net of withholding tax obligations of $2,542	833,386	10,500									10,500
Issuance of common shares to directors for services	43,060	408									408
Issuance of common shares related to the Mandate acquisition	1,113,120	10,263									10,263
December 2008 Repurchase — reduction of equity component of February 2005 3.625% Notes extinguished		(1,012)									(1,012)
Repurchase and cancellation of common shares, no par value	(6,999,174)	(67,228)					(2,410,499)	22,260			(44,968)
Redemption of Series B Preferred Shares			(10)	—							—
Comprehensive loss
Net loss					(178,454)					$(178,454)	(178,454)
Foreign currency translation adjustments						(11,562)				(11,562)	(11,562)
Net unrealized gain on foreign exchange contracts						144				144	144
Unrealized gain on investments — available for sale						73				73	73

Comprehensive loss										$(189,799)

Balance at March 31, 2009	116,950,512	494,724	—	—	(441,153)	(11,878)	—	—	—		41,693
Stock based compensation, net of withholding tax obligations of $2,030	900,577	15,444							424		15,868
Issuance of common shares to directors for services	100,665	573									573
Sale of TV Guide Network common stock units to noncontrolling interest		(167)							38,222		38,055
April 2009 Exchange Transaction — equity component of April 2009 3.625% Notes issued, net of $1,324 reduction for February 2005 3.625% Notes extinguished		14,761									14,761
December 2009 Repurchase — reduction of equity component of October 2004 2.9375% Notes and February 2005 3.625% Notes extinguished		(4,171)									(4,171)
Comprehensive loss
Net loss					(19,478)				(8,668)	$(28,146)	(28,146)
Foreign currency translation adjustments						4,849				4,849	4,849
Net unrealized gain on foreign exchange contracts						418				418	418

Comprehensive loss										$(22,879)

Balance at March 31, 2010	117,951,754	$521,164	—	$—	$(460,631)	$(6,611)	—	$—	$29,978		$83,900

See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year	Year	Year
	Ended	Ended	Ended
	March 31,	March 31,	March 31,
	2010	2009	2008
	(Amounts in thousands)
Operating Activities:
Net loss attributable to Lions Gate Entertainment Corp. shareholders	$(19,478)	$(178,454)	$(87,435)
Net loss attributable to noncontrolling interest	(8,668)	—	—

Net loss	(28,146)	(178,454)	(87,435)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation of property and equipment	15,295	5,925	3,974
Amortization of intangible assets	12,769	1,732	1,526
Amortization of films and television programs	540,963	458,757	403,319
Amortization of debt discount, deferred financing costs and accretion of redeemable preferred stock units	29,789	19,144	17,048
Non-cash stock-based compensation	18,299	13,438	13,934
Gain on sale of equity securities	—	—	(2,909)
Gain on extinguishment of debt	(5,675)	(3,023)	—
Equity interests loss	28,149	9,044	7,559
Changes in operating assets and liabilities:
Restricted cash	(187)	244	(228)
Accounts receivable, net	(80,565)	37,304	(128,876)
Investment in films and television programs	(519,625)	(558,277)	(445,714)
Other assets	(9,691)	(7,363)	(2,985)
Accounts payable and accrued liabilities	(18,620)	30,323	66,704
Participations and residuals	(69,574)	(12,781)	209,806
Film obligations	(31,010)	59,376	1,387
Deferred revenue	(3,946)	22,705	32,040

Net Cash Flows Provided By (Used In) Operating Activities	(121,775)	(101,906)	89,150

Investing Activities:
Purchases of restricted investments	(13,994)	(13,989)	(229,262)
Proceeds from the sale of restricted investments	13,985	14,000	466,641
Purchases of investments — equity securities	—	—	(4,836)
Proceeds from the sale of investments — equity securities	—	—	24,155
Acquisition of TV Guide, net of unrestricted cash acquired	—	(243,158)	—
Acquisition of Mandate Pictures, net of unrestricted cash acquired	—	—	(41,205)
Acquisition of Maple Pictures, net of unrestricted cash acquired	—	—	1,753
Investment in equity method investees	(47,129)	(18,031)	(6,460)
Increase in loans receivable	(1,418)	(28,767)	(5,895)
Repayment of loans receivable	8,333	—	—
Purchases of property and equipment	(6,577)	(8,674)	(3,608)

Net Cash Flows Provided By (Used In) Investing Activities	(46,800)	(298,619)	201,283

Financing Activities:
Exercise of stock options	—	2,894	1,251
Tax withholding requirements on equity awards	(2,030)	(3,734)	(5,319)
Repurchase and cancellation of common shares	—	(44,968)	(22,260)
Proceeds from the issuance of mandatorily redeemable preferred stock units and common stock units related to the sale of 49% interest in TV Guide Network	122,355	—	—
Borrowings under senior revolving credit facility	302,000	255,000	—
Repayments of borrowings under senior revolving credit facility	(540,000)	—	—
Borrowings under individual production loans	144,741	189,858	162,400
Repayment of individual production loans	(136,261)	(222,034)	(111,357)
Production loan borrowings under Pennsylvania Regional Center credit facility	63,133	—	—
Production loan borrowings under film credit facility, net of deferred financing costs	30,469	—	—
Production loan repayments under film credit facility	(2,718)	—	—
Proceeds from sale of senior secured second-priority notes, net of deferred financing costs	214,727	—	—
Repurchase of subordinated notes	(75,185)		—
Borrowings under other financing obligations	—	—	3,718
Repayment of other financing obligations	(826)	(5,377)	—

Net Cash Flows Provided By Financing Activities	120,405	171,639	28,433

Net Change In Cash And Cash Equivalents	(48,170)	(228,886)	318,866
Foreign Exchange Effects on Cash	1,116	(4,228)	1,226
Cash and Cash Equivalents — Beginning Of Period	138,475	371,589	51,497

Cash and Cash Equivalents — End Of Period	$91,421	$138,475	$371,589

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
(b) Principles of Consolidation
     The accompanying consolidated financial statements of the Company include the accounts of Lionsgate and all of its majority-owned and controlled subsidiaries. The Company reviews its relationships with other entities to identify whether it is the primary beneficiary of a variable interest entity (“VIE”). If the determination is made that the Company is the primary beneficiary, then the entity is consolidated in accordance with accounting guidance.
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
          Distribution revenue from the distribution of TV Guide Network (as defined in Note 16) programming (distributors generally pay a per subscriber fee for the right to distribute programming) is recognized in the month the services are provided.
          Advertising revenue is recognized when the advertising spot is broadcast or displayed online. Advertising revenue is recorded net of agency commissions and discounts.
          Cash payments received are recorded as deferred revenue until all the conditions of revenue recognition have been met. Long-term, non-interest bearing receivables are discounted to present value. At March 31, 2010, $75 million of accounts receivable are due beyond one year. The accounts receivable are due as follows: $31.9 million in fiscal 2012, $21.9 million in fiscal 2013, $14.4 million in fiscal 2014, $4.9 million in fiscal 2015, and $1.9 million thereafter.

(d) Cash and Cash Equivalents
     Cash and cash equivalents consist of cash deposits at financial institutions and investments in money market mutual funds.
(e) Restricted Cash
     Restricted cash represents amounts held as collateral required under our revolving film credit facility and amounts on deposit with financial institutions that are contractually designated for certain theatrical marketing obligations.
(f) Restricted Investments
     Restricted investments represent amounts held in investments that are contractually designated as collateral for certain production loans.
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
     Costs for programs acquired by the Media Networks segment are amortized on a program-by-program basis over the license term based on the actual airings of the program as a percentage of the total expected airings of the program through the term of the license agreement. Costs for programs produced by the Media Networks segment are expensed upon first airing due to the content of the programs produced by Media Networks generally dealing with current events.

(h) Property and Equipment, net
     Property and equipment is carried at cost less accumulated depreciation. Depreciation is provided for using the following rates and methods:

Computer equipment and software	2 – 5 years straight-line
Furniture and equipment	2 – 10 years straight-line
Leasehold improvements	Over the lease term or the useful life, whichever is shorter
Transponder under capital lease	15 years straight-line
Land	Not depreciated
     The Company periodically reviews and evaluates the recoverability of property and equipment. Where applicable, estimates of net future cash flows, on an undiscounted basis, are calculated based on future revenue estimates, if appropriate and where deemed necessary, a reduction in the carrying amount is recorded.
(i) Goodwill
     Goodwill represents the excess of acquisition costs over the tangible and intangible assets acquired and liabilities assumed in various business acquisitions by the Company. The Company has three reporting units with goodwill within its businesses: Motion Pictures, Television and Media Networks. Goodwill is not amortized but is reviewed for impairment annually within each fiscal year or between the annual tests if an event occurs or circumstances change that indicate it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value. The impairment test follows a two-step approach. The first step determines if the goodwill is potentially impaired, and the second step measures the amount of the impairment loss, if necessary. Under the first step, goodwill is considered potentially impaired if the fair value of the reporting unit is less than the reporting unit’s carrying amount, including goodwill. Under the second step, the impairment loss is then measured as the excess of recorded goodwill over the fair value of the goodwill, as calculated. The fair value of goodwill is calculated by allocating the fair value of the reporting unit to all the assets and liabilities of the reporting unit as if the reporting unit was purchased in a business combination and the purchase price was the fair value of the reporting unit. The Company performs its annual impairment test as of January 1 in each fiscal year. The Company performed its annual impairment test on its goodwill as of January 1, 2010. No goodwill impairment was identified in any of the Company’s reporting units. Determining the fair value of reporting units requires various assumptions and estimates. The estimates of fair value include consideration of the future projected operating results and cash flows of the reporting unit. Such projections could be different than actual results. Should actual results be significantly less than estimates, the value of our goodwill could be impaired in the future.
(j) Other Assets
     Other assets include deferred financing costs, prepaid expenses and other, loans receivable and equity method investments.
     Deferred Financing Costs. Amounts incurred in connection with obtaining debt financing are deferred and amortized, as a component of interest expense, over the earlier of the date of the earliest put option or term to maturity of the related debt obligation.
     Prepaid Expenses and Other. Prepaid expenses and other primarily include prepaid expenses and security deposits.
     Loans Receivable. The Company records loans receivable at carrying value.
     Equity Method Investments. The Company uses the equity method of accounting for investments in companies in which it has minority equity interest and the ability to exert significant influence over operating decisions of the companies. Other assets include companies which are accounted for using the equity method. The Company’s equity method investees are periodically reviewed to determine whether there has been a loss in value that is other than a temporary decline.
(k) Subordinated Notes
     The Company accounts for its subordinated notes by separating for the liability and equity components in a manner that will reflect the Company’s nonconvertible debt borrowing rate on the subordinated notes issuance date when interest cost is recognized. Accordingly, a portion of the proceeds received is recorded as a liability and a portion is recorded as an addition to shareholders’ equity reflecting the equity component (i.e., conversion feature). The difference between the principal amount and the amount recorded as the liability component represents the debt discount. The carrying amount of the liability is accreted up to the principal amount through the amortization of the discount, using the effective interest method, to interest expense over the expected life of the note.
(l) Noncontrolling Interest
     As discussed in Note 16, the net loss attributable to noncontrolling interest in the consolidated statements of operations and equity represents the noncontrolling interest’s 49% share of the net loss incurred by TV Guide Network for the period from May 28, 2009 through March 31, 2010.
(m) Prints, Advertising and Marketing Expenses.
     The costs of advertising and marketing expenses are expensed as incurred. Advertising expenses for the year ended March 31, 2010 were $303.2 million (2009 — $423.7 million, 2008 — $398.7 million) which were recorded as distribution and marketing expenses. The costs of film prints are capitalized as prepaid expenses and expensed upon theatrical release and are included in distribution and marketing expenses.
(n) Income Taxes
     Income taxes are accounted for using an asset and liability approach for financial accounting and reporting for income taxes and recognition and measurement of deferred assets are based upon the likelihood of realization of tax benefits in future years. Under this method, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Valuation allowances are established when management determines that it is more likely than not that some portion or all of the net deferred tax asset will not be realized. The financial effect of changes in tax laws or rates is accounted for in the period of enactment.
(o) Government Assistance
     The Company has access to government programs that are designed to promote film and television production and distribution in Canada. The Company also has access to similar programs in certain states within the U.S. that are designed to promote film and television production in those states.
     Tax credits earned with respect to expenditures on qualifying film and television productions are included as an offset to investment in films and television programs when the qualifying expenditures have been incurred provided that there is reasonable assurance that the credits will be realized (refer to Note 19).
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
(q) Derivative Instruments and Hedging Activities
     Derivative financial instruments are used by the Company in the management of its foreign currency exposures. The Company’s policy is not to use derivative financial instruments for trading or speculative purposes.
     The Company enters into forward foreign exchange contracts to hedge its foreign currency exposures on future production expenses denominated in Canadian dollars. The Company evaluates whether the foreign exchange contracts qualify for hedge accounting at the inception of the contract. The fair value of the forward exchange contracts is recorded on the consolidated balance sheets. Changes in the fair value of the foreign exchange contracts that are effective hedges are reflected in accumulated other comprehensive income (loss), a separate component of shareholders’ equity, and changes in the fair value of foreign exchange contracts that are ineffective hedges are reflected in the consolidated statements of operations. Gains and losses realized upon settlement of the foreign exchange contracts are amortized to the consolidated statements of operations on the same basis as the production expenses being hedged.
(r) Stock-Based Compensation
     Stock-based compensation cost recognized in the years ended March 31, 2010, 2009 and 2008 includes: (a) compensation cost for all stock options granted prior to, but not yet vested as of, April 1, 2006, based on the grant date fair value; and (b) compensation cost for all share-based payments granted on or after April 1, 2006, based on the grant-date fair value. See Note 15 for further discussion of the Company’s stock-based compensation.

(s) Net Loss Per Share
     Basic and diluted net loss per share is calculated based on the weighted average common shares outstanding for the period. Basic and diluted net loss per share for the years ended March 31, 2010, 2009 and 2008 is presented below:

	Year	Year	Year
	Ended	Ended	Ended
	March 31,	March 31,	March 31,
	2010	2009	2008
	(Amounts in thousands)
Basic and Diluted Net Loss Per Common Share:
Numerator:
Net loss attributable to Lions Gate Entertainment Corp. shareholders	$(19,478)	$(178,454)	$(87,435)

Denominator:
Weighted average common shares outstanding	117,510	116,795	118,427

Basic and Diluted Net Loss Per Common Share	$(0.17)	$(1.53)	$(0.74)

     For the years ended March 31, 2010, 2009, and 2008, the weighted average incremental common shares calculated under the “if converted” and treasury stock method presented below were excluded from diluted net loss per common share for the periods because their inclusion would have had an anti-dilutive effect as a result of the reported net losses.

	Year	Year	Year
	Ended	Ended	Ended
	March 31,	March 31,	March 31,
	2010	2009	2008
	(Amounts in thousands)
Incremental shares

Conversion of Notes	25,907	24,666	25,295
Share purchase options	—	340	1,494
Restricted share units	338	365	486
Contingently issuable shares	—	968	705

Total incremental shares excluded from Diluted Net Loss Per Common Share	26,245	26,339	27,980

     Additionally, for the years ended March 31, 2010, 2009, and 2008, the weighted average common shares issuable presented below were excluded from diluted net loss per common share because their inclusion would have had an anti-dilutive effect due to either award terms or the market price of common shares.

	Year	Year	Year
	Ended	Ended	Ended
	March 31,	March 31,	March 31,
	2010	2009	2008
	(Amounts in thousands)
Anti-dilutive shares issuable

Share purchase options	3,670	3,724	3,121
Restricted share units	1,172	1,007	415
Contingently issuable shares	631	376	136

Total weighted average anti-dilutive shares issuable excluded from Diluted Net Loss Per Common Share	5,473	5,107	3,672

(t) Use of Estimates
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
(v) Recent Accounting Pronouncements
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
     Accounting for noncontrolling interest in consolidated subsidiaries. The Company adopted new accounting guidance that changes the accounting and reporting for minority interests, which are recharacterized as noncontrolling interests and classified as a component of equity. This new consolidation method changes the accounting for transactions with noncontrolling interest holders. The Company adopted this standard beginning in the first quarter of fiscal 2010 (see Note 16).
     Subsequent events. The Company adopted new accounting guidance related to the accounting for and disclosure of subsequent events that occur after the balance sheet date. The Company adopted this standard beginning in the first quarter of fiscal 2010 and has evaluated subsequent events through the date of issuance, resulting in no impact on the Company’s consolidated financial statements.
     Consolidation accounting for variable interest entities. This new accounting guidance modifies the previous guidance in relation to the identification of controlling financial interests in a variable interest entity (“VIE”). This analysis identifies the primary beneficiary of a VIE as the enterprise that has both of the following characteristics, among others: (a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance; and (b) the obligation to absorb losses of the entity, or the right to receive benefits from the entity, that could potentially be significant to the VIE. If an enterprise determines that power is shared among multiple unrelated parties such that no one party has the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance, then no party is the primary beneficiary. Power is shared if each of the parties sharing power are required to consent to the decisions relating to the activities that most significantly impact the VIE’s performance. The provisions of this standard will become effective for the Company beginning in fiscal 2011. Based upon the Company’s review and its current business and ownership structure of TV Guide Network, the Company will no longer be required to consolidate TV Guide Network, effective April 1, 2010.
     The deconsolidation of TV Guide network will result in the reclassification of the asset and liability amounts in each balance sheet caption related to the TV Guide Network to the investment in equity method investee’s account within other assets on the consolidated balance sheet. In addition, under the equity method of accounting the Company’s share of the revenues and expenses of TV Guide Network will be recorded net in the equity interest line item in the consolidated statements of operations and the Company will report interest income for the earnings on its share of the mandatorily redeemable preferred stock. The adoption of the new accounting standard is not expected to impact the net loss attributable to Lionsgate Entertainment Corp. Shareholders. The Company may apply the statement on a retrospective basis with the prior year financial statements adjusted to reflect the application of the statement as of the beginning of the earliest period presented.
     The net carrying value of TV Guide Network as of March 31, 2010 was $120.4 million.
     Had this new accounting guidance been effective as of March 31, 2010 the Company’s consolidated balance sheet would have included a decrease of approximately $22.2 million of cash and cash equivalents, approximately $19.7 million of net accounts receivable, approximately $152.6 million of goodwill, approximately $19.0 million of investment in films and television programs, approximately $21.2 million of property and equipment, approximately $70.1 million of finite-lived intangible assets, approximately $1.6 million of other assets, approximately $36.1 million of accounts payable and accrued liabilities, approximately $18.5 million of other liabilities, approximately $94.6 million of mandatorily redeemable preferred stock units held by noncontrolling interest and $38.6 million of noncontrolling interests, with a corresponding net increase to investment in equity method investments, which is classified as other assets on the Company’s consolidated balance sheets.
3. Restricted Cash and Restricted Investments
     Restricted Cash. Restricted cash represents amounts held as collateral required under our revolving film credit facility and amounts on deposit with financial institutions that are contractually designated for certain theatrical marketing obligations. As of March 31, 2009, restricted cash included collateral required under our senior revolving credit facility as a result of a borrowing under our funding agreement with the State of Pennsylvania (see Note 11).
     Restricted Investments. Restricted investments, which are measured at fair value, represent amounts held in investments that are contractually designated as collateral for certain production loans. The carrying amounts of these restricted investments are equal to their respective fair values as of March 31, 2010 and March 31, 2009. At March 31, 2010 and March 31, 2009, the Company held $7.0 million of restricted investments in United States Treasury Bills bearing an interest rate of 0.165% (March 31, 2009 – 0.39%), maturing May 13, 2010 (March 31, 2009 – matured September 3, 2009). These investments are held as collateral for a production loans pursuant to an escrow agreement.
     At March 31, 2008, the Company held $7.0 million of a triple A rated taxable Student Auction Rate Security (“ARS”), at par value, issued by the Panhandle-Plains Higher Education Authority. These ARS were sold back to the issuer at par value resulting in no gain or loss.
     The following table illustrates the impact in other comprehensive income (loss) of realized and unrealized gains of investments available-for-sale during the years ended March 31, 2010, 2009 and 2008:

	March 31,	March 31,	March 31,
	2010	2009	2008
	(Amounts in thousands)
Gain on sale of restricted and available-for-sale investments included in net income	$—	$—	$2,909

Other comprehensive income:
Net unrealized gain arising during the year	$—	$73	$2,836
Reclassification adjustment	—	—	(2,909)

Net unrealized gain (loss) recognized in other comprehensive income	$—	$73	$(73)

4. Investment in Films and Television Programs

	March 31,	March 31,
	2010	2009
	(Amounts in thousands)
Motion Picture Segment — Theatrical and Non-Theatrical Films
Released, net of accumulated amortization	$212,582	$262,067
Acquired libraries, net of accumulated amortization	43,374	56,898
Completed and not released	49,338	55,494
In progress	198,743	149,402
In development	10,730	6,732
Product inventory	38,291	40,392

	553,058	570,985

Television Segment — Direct-to-Television Programs
Released, net of accumulated amortization	81,057	77,973
In progress	24,198	51,619
In development	3,292	1,445

	108,547	131,037

Media Networks
Released, net of accumulated amortization	18,752	—
In progress	290	745

	19,042	745

	$680,647	$702,767

     The following table sets forth acquired libraries that represent titles released three years prior to the date of acquisition, and amortized over their expected revenue stream from acquisition date up to 20 years:

		Total	Remaining	Unamortized Costs	Unamortized Costs
Acquired	Acquisition	Amortization	Amortization	March 31,	March 31,
Library	Date	Period	Period	2010	2009
		(In years)		(Amounts in thousands)
Trimark	October 2000	20.00	10.50	$4,589	$6,280
Artisan	December 2003	20.00	13.75	36,836	47,255
Modern	August 2005	20.00	15.25	1,142	2,462
Lionsgate UK	October 2005	20.00	15.50	807	901

Total Acquired Libraries				$43,374	$56,898

     The Company expects approximately 44% of completed films and television programs, net of accumulated amortization will be amortized during the one-year period ending March 31, 2011. Additionally, the Company expects approximately 80% of completed and released films and television programs, net of accumulated amortization and excluding acquired libraries, will be amortized during the three-year period ending March 31, 2013.
5. Property and Equipment

	March 31,	March 31,
	2010	2009
	(Amounts in thousands)
Leasehold improvements	$11,166	$11,071
Property and equipment	14,744	12,943
Computer equipment and software	29,475	24,699
Transponder under capital lease	12,065	12,065

	67,450	60,778
Less accumulated depreciation and amortization	(35,079)	(19,569)

	32,371	41,209
Land	1,206	1,206

	$33,577	$42,415

6. Goodwill
     The changes in the carrying amount of goodwill by reporting segment in the years ended March 31, 2010 and 2009 were as follows:

	Motion		Media
	Pictures	Television	Networks	Total
	(Amounts in thousands)
Balance as of March 31, 2008	$210,570	$13,961	$—	$224,531
Mandate Pictures, LLC	(277)	—	—	(277)
TV Guide Network	—	—	155,148	155,148

Balance as of March 31, 2009	210,293	13,961	155,148	379,402
TV Guide Network	—	—	(2,549)	(2,549)
Debmar-Mercury, LLC		15,000		15,000

Balance as of March 31, 2010	$210,293	$28,961	$152,599	$391,853

     During the year ended March 31, 2010, goodwill increased by $15.0 million for the buy-out of the earn-out associated with the acquisition of Debmar-Mercury, LLC (see Note 16), offset by a decrease of $2.5 million due to the completion of the preliminary purchase price allocation of the identified tangible and intangible assets and liabilities assumed from the acquisition of TV Guide Network.

7. Finite-Lived Intangible Assets and Other Assets
Finite-lived Intangible Assets
     Finite-lived intangible assets consist primarily of customer relationships and trademarks. The composition of the Company’s finite-lived intangible assets and the associated accumulated amortization is as follows as of March 31, 2010 and March 31, 2009:

	Weighted	Range
	average	of	March 31, 2010			March 31, 2009
	remaining	remaining	Gross		Net	Gross		Net
	life in	life in	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	years	years	Amount	Amortization	Amount	Amount	Amortization	Amount
	(Amounts in thousands)
Finite-lived intangible assets:
Customer relationships	9	4 - 10	$66,340	$6,994	$59,346	$64,330	$530	$63,800
Trademarks	16	1 - 19	11,850	2,114	9,736	11,330	627	10,703
Developed technology and patents	2	1 - 5	3,710	1,906	1,804	3,740	147	3,593
Distribution agreements	2	1 - 3	3,922	3,278	644	1,598	790	808

Total finite-lived intangible assets			$85,822	$14,292	$71,530	$80,998	$2,094	$78,904

     The aggregate amount of amortization expense associated with the Company’s intangible assets for the years ending March 31, 2010, 2009 and 2008 was approximately $12.8 million, $1.7 million and $1.5 million, respectively. Beginning fiscal 2011, we will no longer consolidate TV Guide Network, and, as a result, we will not include the finite-lived intangible assets (gross carrying amount of $80.3 million as of March 31, 2010) and associated accumulated amortization from TV Guide Network in consolidated finite-lived intangible assets in fiscal 2011 and beyond. The estimated aggregate amortization expense, excluding amortization expense related to TV Guide Network, for each of the years ending March 31, 2011 through 2015 is approximately $1.0 million, $0.3 million, $0.1 million, nil, and nil, respectively.
Other Assets
     The composition of the Company’s other assets is as follows as of March 31, 2010 and March 31, 2009:

	March 31,	March 31,
	2010	2009
	(Amounts in thousands)
Deferred financing costs, net of accumulated amortization	$19,460	$10,184
Prepaid expenses and other	15,691	6,181
Loans receivable	26,096	32,909
Equity method investments	50,941	31,960

	$112,188	$81,234

Deferred Financing Costs. Deferred financing costs primarily include costs incurred in connection with (1) an amended senior revolving credit facility (see Note 8), (2) the issuance of the Senior Secured Second-Priority Notes (see Note 9) and (3) the issuance of the October 2004 2.9375% Notes, the February 2005 3.625% Notes and the April 2009 3.625% Notes (see Note 12) that are deferred and amortized to interest expense using the effective interest method.
Prepaid Expenses and Other. Prepaid expenses and other primarily include prepaid expenses and security deposits.
Loans Receivable. The following table sets forth the Company’s loans receivable at March 31, 2010 and March 31, 2009:

	Interest	March 31,	March 31,
	Rate	2010	2009
		(Amounts in thousands)
Third-party producer	3.04%	$17,147	$25,813
NextPoint, Inc. (“Break.com”)	5.29% - 20.0%	7,891	7,096
Other	3.49%	1,058	—

		$26,096	$32,909

Equity Method Investments. The carrying amount of significant equity method investments at March 31, 2010 and March 31, 2009 were as follows:

	March 31,	March 31,
	2010	2009
	(Amounts in thousands)
Horror Entertainment, LLC (“FEARnet”)	$630	$845
NextPoint, Inc. (“Break.com”)	16,698	17,542
Roadside Attractions, LLC	1,913	2,062
Studio 3 Partners, LLC (“EPIX”)	31,700	11,511

	$50,941	$31,960

     Equity interests in equity method investments in our consolidated statements of operations represent our portion of the income or loss of our equity method investees based on our percentage ownership. Equity interest losses in equity method investments for the years ended March 31, 2010, 2009 and 2008 were as follows:

	Year	Year	Year
	Ended	Ended	Ended
	March 31,	March 31,	March 31,
	2010	2009	2008
	(Amounts in thousands)
Maple Pictures Corp.	$—	$—	$(71)
Horror Entertainment, LLC (“FEARnet”)	(568)	(5,323)	(5,418)
NextPoint, Inc. (“Break.com”)	(845)	(2,543)	(1,013)
Roadside Attractions, LLC	(149)	(138)	(898)
Studio 3 Partners, LLC (“EPIX”)	(26,587)	(1,040)	—
Elevation Sales Limited	—	—	(159)

	$(28,149)	$(9,044)	$(7,559)

     Horror Entertainment, LLC. Represents the Company’s 33.33% interest in Horror Entertainment, LLC (“FEARnet”), a multiplatform programming and content service provider of horror genre films operating under the branding of “FEARnet”. The Company entered into a five-year license agreement with FEARnet for U.S. territories and possessions whereby the Company will license content to FEARnet for video-on-demand and broadband exhibition. The Company made capital contributions to FEARnet of $5.0 million in October 2006, $2.6 million in July 2007, $2.5 million in April 2008, $2.9 million in October 2008, and $0.3 million in April 2009. The Company is recording its share of the FEARnet results on a one quarter lag and, accordingly, during the year ended March 31, 2010, the Company recorded 33.33% of the loss incurred by FEARnet through December 31, 2009.
     NextPoint, Inc. Represents the Company’s 42% equity interest or 21,000,000 share ownership of the Series B Preferred Stock of NextPoint, Inc. (“Break.com”), an online home entertainment service provider operating under the branding of “Break.com”. The interest was acquired on June 29, 2007 for an aggregate purchase price of $21.4 million which included $0.5 million of transaction costs, by issuing 1,890,189 of the Company’s common shares. The value assigned to the shares for purposes of recording the investment of $20.9 million was based on the average price of the Company’s common shares a few days prior and subsequent to the date of the closing of the acquisition. The Company is recording its share of the Break.com results on a one quarter lag and, accordingly, during the year ended March 31, 2010, the Company recorded 42% of the loss incurred by Break.com through December 31, 2009.
     Roadside Attractions, LLC. Represents the Company’s 43% equity interest acquired on July 26, 2007 in Roadside Attractions, LLC (“Roadside”), an independent theatrical releasing company. The Company has a call option which is exercisable for a period of 90 days commencing on the receipt of certain audited financial statements for the three years ended July 26, 2010, to purchase all of the remaining 57% equity interests of Roadside, at a price representative of the then fair value of the remaining interest. The estimated initial cost of the call option is de minimus since the option price is designed to be representative of the then fair value and is included within the investment balance. The Company is recording its share of the Roadside results on a one quarter lag and, accordingly, during the year ended March 31, 2010, the Company recorded 43% of the loss incurred by Roadside through December 31, 2009.
     Studio 3 Partners, LLC (“EPIX”). In April 2008, the Company formed a joint venture with Viacom Inc. (“Viacom”), its Paramount Pictures unit (“Paramount Pictures”) and Metro-Goldwyn-Mayer Studios Inc. (“MGM”) to create a premium television channel and subscription video-on-demand service named “EPIX”. The new venture has access to the Company’s titles released theatrically on or after January 1, 2009. Viacom provides operational support to the venture, including marketing and affiliate services through its MTV Networks division. The joint venture provides the Company with an additional platform to distribute its library of motion picture titles and television episodes and programs. The Company increased its initial 28.57% interest in EPIX to 31.15% during the year ended March 31, 2010. The Company has invested $59.2 million through March 31, 2010. The Company is recording its share of the joint venture results on a one quarter lag and, accordingly, during the nine months ended December 31, 2009, the Company recorded 28.57% of the loss incurred by the joint venture through September 30, 2009 and for the quarter ended March 31, 2010, the Company recorded 31.15% of the loss incurred by the joint venture for their quarter ended December 31, 2009.
     Certain of the Company’s theatrical releases have been made available to EPIX for exhibition in the domestic pay television window, for which $38.6 million of revenue and $26.3 million of gross profit was recognized by the Company during the year ended March 31, 2010. Intercompany profits reflecting our pro rata share of the venture of $7.9 million for the year ended March 31, 2010 were eliminated and reflected in the Equity interests loss line in our consolidated statements of operations. Also for the year ended March 31, 2010, Equity interests loss includes $18.7 million for our share of EPIX losses incurred during their year ended December 31, 2009.
     EPIX launched operations during the current year and began amortization of its program cost and increased its marketing efforts, and as a result, EPIX expects to report losses of approximately $42.0 million for its quarter ended March 31, 2010, of which the Company’s pro rata share will be recorded in the quarter ended June 30, 2010.
8. Senior Revolving Credit Facility
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
     At March 31, 2010, the Company had borrowings of $17.0 million (March 31, 2009 — $255 million) under its senior revolving credit facility. The availability of funds under its senior revolving credit facility is limited by a borrowing base and also reduced by outstanding letters of credit which amounted to $25.6 million at March 31, 2010 (March 31, 2009 — $46.7 million). At March 31, 2010, there was $297.4 million available under the senior revolving credit facility (March 31, 2009 - $38.3 million). The Company is required to pay a quarterly commitment fee based upon 0.375% per annum on the total senior revolving credit facility of $340 million less the amount drawn. The senior revolving credit facility expires July 25, 2013 and as of March 31, 2010, bore interest of 2.5% over the “Adjusted LIBOR” rate (effective interest rate of 2.75% as of March 31, 2010 and March 31, 2009). Obligations under the senior revolving credit facility are secured by collateral (as defined in the credit agreement) granted by the Company and certain subsidiaries of the Company, as well as a pledge of equity interests in certain of the Company’s subsidiaries. The senior revolving credit facility contains a number of affirmative and negative covenants that, among other things, require the Company to satisfy certain financial covenants and restrict the ability of the Company to incur additional debt, pay dividends and make distributions, make certain investments and acquisitions, repurchase its stock and prepay certain indebtedness, create liens, enter into agreements with affiliates, modify the nature of its business, enter into sale-leaseback transactions, transfer and sell material assets and merge or consolidate. Under the senior revolving credit facility, the Company may also be subject to an event of default upon a change in control (as defined in the senior revolving credit facility) which, among other things, includes a person or group acquiring ownership or control in excess of 20% of the Company’s common stock.
9. Senior Secured Second-Priority Notes

March 31,
2010
(Amounts in
thousands)
Principal amount of Senior Secured Second-Priority Notes	$236,000
Unamortized discount (remaining period as of March 31, 2010 of 6.6 years )	(10,845)

Net carrying amount of Senior Secured Second-Priority Notes	$225,155

     On October 21, 2009, Lions Gate Entertainment Inc. (“LGEI”), one of the Company’s wholly-owned subsidiaries, issued $236.0 million aggregate principal amount of senior secured second-priority notes due 2016 (the “Senior Notes”) in a private offering conducted pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended (the “Securities Act”).
     The Senior Notes were issued by LGEI at an initial price of 95.222% (original issue discount – 4.778%) of the principal amount. The net proceeds, after deducting discounts, the fees paid to the initial purchaser, and all transaction costs (including legal, accounting and other professional fees) from the sale of the Senior Notes was approximately $214.7 million, which was used by LGEI to repay a portion of its outstanding debt under its senior revolving credit facility. The original issue discount, interest and deferred financing costs are being amortized through November 1, 2016 using the effective interest method.
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
10. Participations and Residuals
     The Company expects approximately 81% of accrued participations and residuals will be paid during the one-year period ending March 31, 2011.
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

     At March 31, 2010, $24.1 million (March 31, 2009, $83.8 million) was payable to Pride and is included in participations and residuals in the consolidated balance sheets.
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
     Amounts provided from SGF are reflected as a participation liability. The difference between the ultimate participation expected to be paid to SGF and the amount provided by SGF is amortized as a charge to or a reduction of participation expense under the individual film forecast method. At March 31, 2010, $7.2 million (March 31, 2009, $3.2 million) was payable to SGF and is included in participations and residuals in the consolidated balance sheets. Under the terms of the arrangement, $35 million is available through July 30, 2010 and $35 million is available during the twelve-month period ending July 30, 2011, to be provided by SGF. As of March 31, 2010, $5.5 million was received under the agreement reducing the July 30, 2010 availability to $29.5 million.

11. Film Obligations and Production Loans

	March 31,	March 31,
	2010	2009
	(Amounts in thousands)
Film obligations	$58,043	$88,814
Production loans
Individual production loans	210,021	206,978
Pennsylvania Regional Center production loans	65,746	8,733
Film Credit Facility	35,735	—

Total film obligations and production loans	369,545	304,525
Less film obligations and production loans expected to be paid within one year	(244,876)	(185,647)

Film obligations and production loans expected to be paid after one year	$124,669	$118,878

          The following table sets forth future annual repayment of film obligations and production loans:

	2011	2012	2013	2014	2015	Thereafter	Total
	(Amounts in thousands)
Future annual repayment of Film Obligations and Production Loans recorded as of March 31, 2010
Film obligations	$58,043	$—	$—	$—	$—	$—	$58,043
Production loans
Individual production loans	156,069	38,952	—	15,000	—	—	210,021
Pennsylvania Regional Center production loans	—	—	—	65,746	—	—	65,746
Film Credit Facility	30,764	4,971	—	—	—	—	35,735

	$244,876	$43,923	$—	$80,746	$—	$—	$369,545

Film Obligations
     Film obligations include minimum guarantees, which represent amounts payable for film rights that the Company has acquired and certain theatrical marketing obligations, which represent amounts received from third parties that are contractually committed for theatrical marketing expenditures associated with specific titles.
Individual Production Loans
     Production loans represent individual loans for the production of film and television programs that the Company produces. Individual production loans have contractual repayment dates either at or near the expected completion date, with the exception of certain loans containing repayment dates on a longer term basis. Individual production loans of $143.0 million incur interest at rates ranging from 1.98% to 4.00%; approximately $67.0 million of production loans are non-interest bearing.
Pennsylvania Regional Center
     On April 9, 2008, the Company entered into a loan agreement with the Pennsylvania Regional Center, which provides for the availability of production loans up to $66,500,000 on a five year term for use in film and television productions in the State of Pennsylvania. The amount that can be borrowed is generally limited to approximately one half of the qualified production costs incurred in the State of Pennsylvania through the two-year period ended April 2010, and is subject to certain other limitations. Under the terms of the loan, for every dollar borrowed, the Company’s production companies are required (within a two-year period) to either create a specified number of jobs, or spend a specified amount in certain geographic regions in the State of Pennsylvania. Amounts borrowed under the agreement carry an interest rate of 1.5%, which is payable semi-annually, and the principal amount is due on the five-year anniversary date of the first borrowing under the agreement (i.e., April 2013). The loan is secured by a first priority security interest in the Company’s film library pursuant to an intercreditor agreement with the Company’s senior lender under the Company’s senior revolving credit facility. Pursuant to the terms of the Company’s senior revolving credit facility, the Company is required to maintain certain collateral equal to the loans outstanding plus 5% under this facility. Such collateral can consist of cash, cash equivalents or debt securities, including the Company’s subordinated debt repurchased. As of March 31, 2010, $72.8 million principal value (fair value — $69.5 million) of the Company’s subordinated debt repurchased in December 2009 (see Note 12) was held as collateral under the Company’s senior revolving credit facility.

     All amounts borrowed under this loan agreement with the Pennsylvania Regional Center are due April 11, 2013, five years from the date that the Company began to borrow under this agreement.
Film Credit Facility
     On October 6, 2009, the Company, entered into a revolving film credit facility agreement, as amended effective December 31, 2009 (the “Film Credit Facility”), which provides for borrowings for the acquisition or production of motion pictures. Currently, the Film Credit Facility provides for total borrowings up to $120 million and can be increased to $200 million if additional lenders or financial institutions become a party to and provide a commitment under the facility. The Film Credit Facility has a maturity date of April 6, 2013 and as of March 31, 2010, bore interest of 3.25% over the “LIBO” rate (as defined in the credit agreement — effective interest rate of 3.50% as of March 31, 2010). The Company is required to pay a quarterly commitment fee of 0.75% per annum on the unused commitment under the Film Credit Facility. Borrowings under the Film Credit Facility are due the earlier of (a) nine months after delivery of each motion picture or (b) April 6, 2013. Borrowings under the Film Credit Facility are subject to a borrowing base calculation and are secured by interests in the related motion pictures, together with certain other receivables from other motion picture and television productions pledged by the Company, including a minimum pledge of such receivables of $25 million. Receivables pledged to the Film Credit Facility must be excluded from the borrowing base calculation under the Company’s senior revolving credit facility as described in Note 8. At March 31, 2010, the Company had borrowings of $35.7 million and $84.3 million remains available under the Film Credit Facility.
12. Subordinated Notes and Other Financing Obligations
     The following table sets forth the subordinated notes and other financing obligations outstanding at March 31, 2010 and March 31, 2009:

	March 31,	March 31,
	2010	2009
	(Amounts in thousands)
October 2004 2.9375% Convertible Senior Subordinated Notes	$99,471	$127,253
February 2005 3.625% Convertible Senior Subordinated Notes	52,675	138,552
April 2009 3.625% Convertible Senior Subordinated Notes	36,172	—
Other financing obligations	14,890	15,716

	$203,208	$281,521

Subordinated Notes
     Carrying Value. The following table sets forth the equity and liability components of the Company’s subordinated notes outstanding as of March 31, 2010 and March 31, 2009 as fully described below:

	March 31,	March 31,
	2010	2009
	(Amounts in thousands)
October 2004 2.9375% Convertible Senior Subordinated Notes:
Carrying amount of equity component	$48,080	$50,074

Carrying amount of liability component
Principal amount of October 2004 2.9375% Notes	$110,035	$150,000
Unamortized discount (remaining period of 1.8 and 2.8 years, respectively)	(10,564)	(22,747)

Net carrying amount of October 2004 2.9375% Notes	$99,471	$127,253

February 2005 3.625% Convertible Senior Subordinated Notes:
Carrying amount of equity component	$50,855	$54,355

Carrying amount of liability component
Principal amount of February 3.625% Notes	$59,479	$166,000
Unamortized discount (remaining period of 2.0 and 3.0 years, respectively)	(6,804)	(27,448)

Net carrying amount of February 2005 3.625% Notes	$52,675	$138,552

April 2009 3.625% Convertible Senior Subordinated Notes:
Carrying amount of equity component	$16,085	N/A

Carrying amount of liability component
Principal amount of April 2009 3.625% Notes	$66,581	N/A
Unamortized discount (remaining period of 5.0 years)	(30,409)	N/A

Net carrying amount of April 2009 3.625% Notes	$36,172	N/A

     Interest Expense. The effective interest rate on the liability component and the amount of interest expense, which includes both the contractual interest coupon and amortization of the discount on the liability component, for the years ended March 31, 2010, 2009 and 2008 are presented below.

	Year	Year	Year
	Ended	Ended	Ended
	March 31,	March 31,	March 31,
	2010	2009	2008
	(Amounts in thousands)
October 2004 2.9375% Convertible Senior Subordinated Notes:
Effective interest rate of liability component (9.65%)
Interest Expense
Contractual interest coupon	$3,879	$4,406	$4,406
Amortization of discount on liability component	7,731	7,570	6,876
Amortization of debt issuance costs	497	457	378

	$12,107	$12,433	$11,660

February 2005 3.625% Convertible Senior Subordinated Notes:
Effective interest rate of liability component (10.03%)
Interest Expense
Contractual interest coupon	$2,965	$6,235	$6,344
Amortization of discount on liability component	5,098	7,894	7,251
Amortization of debt issuance costs	301	493	413

	$8,364	$14,622	$14,008

April 2009 3.625% Convertible Senior Subordinated Notes:
Effective interest rate of liability component (17.26%)
Interest Expense
Contractual interest coupon	$2,286	N/A	N/A
Amortization of discount on liability component	3,276	N/A	N/A
Amortization of debt issuance costs	7	N/A	N/A

	$5,569	N/A	N/A

     October 2004 2.9375% Notes. In October 2004, LGEI sold $150.0 million of 2.9375% Convertible Senior Subordinated Notes (the “October 2004 2.9375% Notes”).
     Outstanding Amount: As of March 31, 2010, $110.0 million of aggregate principal amount (carrying value – $99.5 million) of the October 2004 2.9375% Notes remain outstanding.
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
     Transaction: In December 2009, LGEI paid $38.0 million to repurchase $40.0 million of aggregate principal amount (carrying value — $35.5 million) of the October 2004 2.9375% Notes and recorded a loss on extinguishment of $0.8 million, which includes $0.3 million of deferred financing costs written off. The loss represented the excess of the fair value of the liability component of the October 2004 2.9375% Notes repurchased over their carrying value, plus the deferred financing costs written off. The excess of the amount paid over the fair value of the October 2004 2.9375% Notes repurchased was recorded as a reduction of shareholders’ equity reflecting the repurchase of the equity component of the October 2004 2.9375% Notes repurchased.
     The October 2004 2.9375% Notes repurchased in December 2009 are being held as collateral under the Company’s senior revolving credit facility and may be resold at the prevailing market value.
     February 2005 3.625% Notes. In February 2005, LGEI sold $175.0 million of 3.625% Convertible Senior Subordinated Notes (the “February 2005 3.625% Notes”).
     Outstanding Amount: As of March 31, 2010, $59.5 million of aggregate principal amount (carrying value – $52.7 million) of the February 2005 3.625% Notes remain outstanding.
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
     Transactions: The Company had the following transactions associated with its February 2005 3.625% Notes:
     December 2008 Repurchase: In December 2008, LGEI paid $5.5 million to extinguish $9.0 million of aggregate principal amount (carrying value — $7.4 million) of the February 2005 3.625% Notes and recorded a gain on extinguishment of $3.0 million, which includes $0.1 million of deferred financing costs written off. The gain represented the excess of the carrying value of the liability component of the February 2005 3.625% Notes repurchased over their fair value, net of the deferred financing costs written off. The excess of the amount paid over the fair value of the February 2005 3.625% Notes repurchased was recorded as a reduction of shareholders’ equity reflecting the repurchase of the equity component of the February 2005 3.625% Notes repurchased.
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
     December 2009 Repurchase: In December 2009, LGEI paid $37.7 million to extinguish $39.9 million of aggregate principal amount (carrying value — $35.0 million) of the February 2005 3.625% Notes and recorded a loss on extinguishment of $0.9 million, which includes $0.4 million of deferred financing costs written off. The loss represented the excess of the fair value of the liability component of the February 2005 3.625% Notes repurchased over their carrying value, plus the deferred financing costs written off. The excess of the amount paid over the fair value of the February 2005 3.625% Notes repurchased was recorded as a reduction of shareholders’ equity reflecting the repurchase of the equity component of the February 2005 3.625% Notes repurchased.
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

          Outstanding Amount: As of March 31, 2010, $66.6 million of aggregate principal amount (carrying value – $36.2 million) of the April 2009 3.625% Notes remain outstanding.
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
     The following table sets forth future contractual principal payment commitments under convertible senior subordinated notes as of March 31, 2010 are as follows:

	Year Ended March 31,
	2011	2012	2013	2014	2015	Thereafter	Total
	(Amounts in thousands)
Future annual repayment of Convertible Senior Subordinated Notes recorded as of March 31, 2010 (1)
October 2004 2.9375% Notes	$—	$110,035	$—	$—	$—	$—	$110,035
February 2005 3.625% Notes	—	59,479	—	—	—	—	59,479
April 2009 3.625% Notes	—	—	—	—	66,581	—	66,581

	$—	$169,514	$—	$—	$66,581	$—	$236,095

(1)	The future repayment dates of the convertible senior subordinated notes represent the first redemption date by holder for each note respectively, as described above.
     Other Financing Obligations
     The following table sets forth other financing obligations outstanding at March 31, 2010 and March 31, 2009:

	Interest	March 31,	March 31,
	Rate	2010	2009
		(Amounts in thousands)
TV Guide Network satellite transponder lease	6.65%	$11,172	$11,998
Capital asset acquisition	8.02%	3,718	3,718

		$14,890	$15,716

     Future annual repayments of other financing obligations as of March 31, 2010 are as follows:

	Year Ended March 31,
	2011	2012	2013	2014	2015	Thereafter	Total
	(Amounts in thousands)
Future annual repayment of Other Financing Obligations recorded as of March 31, 2010
TV Guide Network satellite transponder lease	$883	$944	$1,008	$1,078	$1,151	$6,108	$11,172
Capital asset acquisition	—	—	3,718	—	—	—	3,718

	$883	$944	$4,726	$1,078	$1,151	$6,108	$14,890

13. Fair Value Measurements
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
     The following table sets forth the carrying values and fair values (all determined using Level 2 inputs defined above) of the Company’s outstanding debt at March 31, 2010:

	Carrying
	Value	Fair Value
		(Level 2)
	(Amounts in thousands)
Senior revolving credit facility	$17,000	$17,000
October 2004 2.9375% Convertible Senior Subordinated Notes	99,471	105,865
February 2005 3.625% Convertible Senior Subordinated Notes	52,675	54,715
April 2009 3.625% Convertible Senior Subordinated Notes	36,172	49,542
Senior Secured Second-Priority Notes	225,155	258,129

	$430,473	$485,251

14. Comprehensive Income (Loss)
     Components of accumulated other comprehensive income (loss) are as follows:

		Unrealized
	Foreign	Gain (Loss)		Accumulated
	Currency	on Foreign	Unrealized	Other
	Translation	Exchange	Gain (Loss) on	Comprehensive
	Adjustments	Contracts	Securities	Income (Loss)
	(Amounts in thousands)
Balance at March 31, 2008	$(334)	$(126)	$(73)	$(533)
Current year change	(11,562)	144	73	(11,345)

Balance at March 31, 2009	(11,896)	18	—	(11,878)
Current year change	4,849	418	—	5,267

Balance at March 31, 2010	$(7,047)	$436	$—	$(6,611)

15. Capital Stock
(a) Common Shares
     The Company had 500,000,000 authorized shares of common stock at March 31, 2010 and 2009. The table below outlines common shares reserved for future issuance:

	March 31,	March 31,
	2010	2009
	(Amounts in thousands)
Stock options outstanding, average exercise price $9.75 (March 31, 2009 — $9.75 )	3,360	3,899
Restricted share units — unvested	3,416	2,566
Share purchase options and restricted share units available for future issuance	3,717	5,120
Shares issuable upon conversion of October 2004 2.9375% Notes at conversion price of $11.50 per share	9,568	13,043
Shares issuable upon conversion of February 2005 3.625% Notes at conversion price of $14.28 per share	4,164	11,622
Shares issuable upon conversion of April 2009 3.625% Notes at conversion price of $8.25 per share	8,070	—

Shares reserved for future issuance	32,295	36,250

     The Company’s Board of Directors has authorized the repurchase of up to $150 million of the Company’s common shares, with the timing, price, quantity, and manner of the purchases to be made at the discretion of management, depending upon market conditions. During the period from the authorization date through March 31, 2010, 6,787,310 shares have been repurchased pursuant to the plan at a cost of approximately $65.2 million, including commission costs. During the years ended March 31, 2009 and 2008, 4,588,675 and 2,198,635 shares have been repurchased pursuant to the plan at a cost of approximately $45.0 million and $20.3 million, respectively. No shares were repurchased during the year ended March 31, 2010. The share repurchase program has no expiration date.
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
     Employees’ and Directors’ Equity Incentive Plan (the “Plan”): The plan provides for the issuance of up to 9.0 million shares of common stock of the Company to eligible employees, directors, and service providers. Of the 9.0 million common shares allocated for issuance, up to a maximum of 250,000 common shares may be issued as discretionary bonuses in accordance with the terms of a share bonus plan. No new awards were granted under the Plan subsequent to the 2004 Annual General Meeting of Shareholders. Any remaining shares available for additional grant purposes under the Plan may be issued under the 2004 Plan. At March 31, 2010, 101,351 common shares were available for grant under the 2004 Plan.
     2004 Performance Incentive Plan (the “2004 Plan”): The 2004 Plan provides for the issuance of up to an additional 14.0 million common shares, stock options, share appreciation rights, restricted shares, share bonuses or other forms of awards granted or denominated in common shares of the Company to eligible employees, directors, officers and other eligible persons through the grant of awards and incentives for high levels of individual performance and improved financial performance of the Company. The per share exercise price of an option granted under the 2004 Plan generally may not be less than the fair market value of a common share of the Company on the date of grant. The maximum term of an option granted under the 2004 Plan is ten years from the date of grant. At March 31, 2010, 3,616,009 common shares were available for grant under the 2004 Plan.
     The Company accounts for stock-based compensation in accordance with accounting standards that require the measurement of all stock-based awards using a fair value method and the recognition of the related stock-based compensation expense in the consolidated financial statements over the requisite service period. Further, the Company estimates forfeitures for share-based awards that are not expected to vest. As stock-based compensation expense recognized in the Company’s consolidated financial statements is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures.
     The Company recognized the following stock-based compensation expense (benefit) during the years ended March 31, 2010, 2009 and 2008:

	Year	Year	Year
	Ended	Ended	Ended
	March 31,	March 31,	March 31,
	2010	2009	2008
	(Amounts in thousands)
Compensation Expense (Benefit):
Stock Options	$3,213	$3,184	$3,375
Restricted Share Units and Other Share-based Compensation	14,809	10,063	10,414
Stock Appreciation Rights	1,225	(3,527)	(1,708)

Total	$19,247	$9,720	$12,081

     There was no income tax benefit recognized in the statements of operations for stock-based compensation arrangements during the years ended March 31, 2010, 2009 and 2008.

     Stock Options
     A summary of option activity under the various plans as of March 31, 2010, 2009 and 2008 and changes during the years then ended is presented below:

					Weighted	Aggregate
				Weighted-	Average	Intrinsic
			Total	Average	Remaining	Value as of
	Number of	Number of	Number of	Exercise	Contractual	March 31,
	Shares (1)	Shares (2)	Shares	Price	Term In Years	2010
Options:
Outstanding at April 1, 2007	5,933,289	—	5,933,289	$6.30
Granted	495,000	600,000	1,095,000	10.33
Exercised	(1,871,058)	—	(1,871,058)	3.09
Forfeited or expired	(19,868)	—	(19,868)	7.42

Outstanding at March 31, 2008	4,537,363	600,000	5,137,363	$8.32
Granted	5,000	—	5,000	9.53
Exercised	(1,158,177)	—	(1,158,177)	3.67
Forfeited or expired	(85,020)	—	(85,020)	6.51

Outstanding at March 31, 2009	3,299,166	600,000	3,899,166	$9.75
Granted	110,000	—	110,000	5.41
Exercised	—	—	—	—
Forfeited or expired	(649,166)	—	(649,166)	8.97

Outstanding at March 31, 2010	2,760,000	600,000	3,360,000	$9.75	6.73	$91,700

Outstanding as of March 31, 2010, vested or expected to vest in the future	2,753,667	600,000	3,353,667	$9.76	6.73	$87,115

Exercisable at March 31, 2010	1,887,500	200,000	2,087,500	$9.89	6.48	$—

(1)	Issued under our long-term incentive plans.

(2)	On September 10, 2007, in connection with the acquisition of Mandate Pictures (see Note 16), two executives entered into employment agreements with LGF. Pursuant to the employment agreements, the executives were granted an aggregate of 600,000 stock options, 200,000 options of which vested, and 400,000 options of which are vesting over a one- to three year period. The options were granted outside of our long-term incentive plans.
     The fair value of each option award is estimated on the date of grant using a closed-form option valuation model (Black-Scholes) based on the assumptions noted in the following table. Expected volatilities are based on implied volatilities from traded options on the Company’s stock, historical volatility of the Company’s stock and other factors. The expected term of options granted represents the period of time that options granted are expected to be outstanding. The weighted-average grant-date fair values for options granted during the year ended March 31, 2010 was $3.21 (2009 — $3.06, 2008 — $4.17). The following table represents the assumptions used in the Black-Scholes option-pricing model for stock options granted during the years ended March 31, 2010, 2009 and 2008:

	Year	Year	Year
	Ended	Ended	Ended
	March 31,	March 31,	March 31,
	2010	2009	2008
Risk-free interest rate	2.6% - 3.6%	2.7%	2.7% - 4.8%
Expected option lives (in years)	10 years	5.0 years	5.0 to 6.5 years
Expected volatility for options	45%	31%	31%
Expected dividend yield	0%	0%	0%
     The total intrinsic value of options exercised as of each exercise date during the year ended March 31, 2010 was nil (2009 — $7.1 million, 2008 — $12.1 million).
     During the year ended March 31, 2009, 279,368 shares were cancelled to fund withholding tax obligations upon exercise.
Restricted Share Units
     Effective June 27, 2005, the Company, pursuant to the 2004 Plan, began granting restricted share units to certain employees, directors and consultants.

     A summary of the status of the Company’s restricted share units as of March 31, 2010, 2009 and 2008, and changes during the years then ended is presented below:

			Total	Weighted Average
	Number of	Number of	Number of	Grant Date Fair
	Shares (1)	Shares (2)	Shares	Value
Restricted Share Units:
Outstanding at April 1, 2007	1,872,243	—	1,872,243	$9.78
Granted	1,051,267	287,500	1,338,767	10.39
Vested	(825,846)	—	(825,846)	9.89
Forfeited	(60,539)	—	(60,539)	9.89

Outstanding at March 31, 2008	2,037,125	287,500	2,324,625	$10.09
Granted	1,301,400	105,000	1,406,400	8.57
Vested	(1,097,403)	(8,333)	(1,105,736)	10.06
Forfeited	(59,621)	—	(59,621)	10.07

Outstanding at March 31, 2009	2,181,501	384,167	2,565,668	$9.27
Granted	1,910,792	52,500	1,963,292	5.58
Vested	(918,618)	(113,334)	(1,031,952)	9.16
Forfeited	(81,040)	—	(81,040)	7.91

Outstanding at March 31, 2010	3,092,635	323,333	3,415,968	$7.22

(1)	Issued under our long-term incentive plans.

(2)	On September 10, 2007, in connection with the acquisition of Mandate Pictures (see Note 16), two executives entered into employment agreements with Lions Gate Films, Inc. Pursuant to the employment agreements, the executives were granted an aggregate of 287,500 restricted share units, which vest over a three- to five-year period, based on continued employment, and 262,500 restricted share units, which vest over a five-year period, subject to the satisfaction of certain annual performance targets. The restricted share units were granted outside of our long-term incentive plans.
     The fair values of restricted share units are determined based on the market value of the shares on the date of grant.
     The following table summarizes the total remaining unrecognized compensation cost as of March 31, 2010 related to non-vested stock options and restricted share units and the weighted average remaining years over which the cost will be recognized:

	Total	Weighted
	Unrecognized	Average
	Compensation	Remaining
	Cost	Years
	(Amounts in thousands)
Stock Options	$2,787	0.9
Restricted Share Units	13,989	1.8

Total	$16,776

     At March 31, 2010, 894,554 shares of restricted share units have been awarded to four key executive officers, the vesting of which will be subject to performance targets to be set annually by the Compensation Committee of the Board of Directors of the Company. These restricted share units will vest in three, four, and five annual installments assuming annual performance targets have been met. The fair value of the 894,554 shares whose future annual performance targets have not been set was $5.6 million, based on the market price of the Company’s common shares as of March 31, 2010. The market value will be remeasured when the annual performance criteria are set and the value will be expensed over the remaining vesting periods once it becomes probable that the performance targets will be satisfied.
     Under the Company’s two stock option and long term incentive plans, the Company withholds shares to satisfy minimum statutory federal, state and local tax withholding obligations arising from the vesting of restricted share units. During the year ended March 31, 2010, 263,313 shares were withheld upon the vesting of restricted share units.
     The Company becomes entitled to an income tax deduction in an amount equal to the taxable income reported by the holders of the stock options and restricted share units when vesting or exercise occurs, the restrictions are released and the shares are issued. Restricted share units are forfeited if the employees terminate prior to vesting.
Stock Appreciation Rights
     The Company has the following stock appreciation rights (“SARs”) outstanding as of March 31, 2010 as set forth below:

	Grant Date
	July 14, 2008	August 14, 2008	February 5, 2009	April 6, 2009	March 17, 2010
SARs outstanding	750,000	250,000	850,000	700,000	500,000
Vested and exercisable	500,000	187,500	283,333	—	—
Exercise price	$9.56	$11.16	$5.45	$5.17	$5.95
Vesting period	3 years	4 years	3 years	4 years	4 years
Expiration date	July 14, 2013	June 20, 2012	February 5, 2014	April 6, 2014	March 17, 2015
Fair value as of March 31, 2010	$1.24	$0.61	$2.58	$2.73	$2.73

Liability as of March 31, 2010 (in thousands)	$862	$152	$838	$471	$13
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
     For the year ended March 31, 2010, the following assumptions were used in the Black-Scholes option-pricing model:

	Grant Date
	July 14, 2008	August 14, 2008	February 5, 2009	April 6, 2009	March 17, 2010
Risk-free interest rate	1.6%	1.0%	2.1%	2.1%	2.6%
Expected option lives (in years)	3.3 years	2.2 years	3.9 years	4.0 years	5.0 years
Expected volatility for options	45%	45%	45%	45%	45%
Expected dividend yield	0%	0%	0%	0%	0%
Other Share-Based Compensation
     During the years ended March 31, 2010 and 2009, as per the terms of certain employment agreements, the Company granted the equivalent of $1.2 million and $0.3 million, respectively, in common shares to certain officers on a quarterly basis through the term of their employment contracts. For the years ended March 31, 2010 and 2009, the Company issued 131,234 and 24,095 shares, respectively, net of shares withheld to satisfy minimum tax withholding obligations. The Company recorded stock-based compensation expense related to this arrangement in the amount of $1.3 million and $0.5 million for the years ended March 31, 2010 and 2009, respectively.
16. Acquisitions and Divestitures
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
     TV Guide Network is a variable interest entity that is currently required to be consolidated since the Company is the primary beneficiary pursuant to its business and ownership structure. The net loss attributable to noncontrolling interest in the consolidated statement of operations represents the noncontrolling interest’s 49% share of the net loss incurred by TV Guide Network for the period from May 28, 2009 through March 31, 2010. Due to a new consolidation accounting standard for variable interest entities that the Company will adopt beginning fiscal 2011, the Company will no longer consolidate TV Guide Network in fiscal 2011 and beyond (see Note 2).
     As a result of the sale transaction, the difference between the cash received and 49% of the carrying value of TV Guide Network acquired by OEP was recorded as an adjustment to shareholders’ equity attributable to the Company’s shareholders. The mandatorily redeemable preferred stock units attributable to the noncontrolling interest were recorded based on their estimated fair value, as determined using an option pricing model methodology, as a liability in our consolidated balance sheet. The carrying value of the 49% interest in TV Guide Network, less the amount recorded for the mandatorily redeemable preferred stock units, representing the common stock units held by the minority holders, was recorded as equity attributable to noncontrolling interest in our consolidated statement of equity.
     The portion of the mandatorily redeemable preferred and common stock units held by the Company and associated non-cash interest representing the Company’s 51% ownership interest is eliminated in consolidation. The mandatorily redeemable preferred stock held by the noncontrolling interest and the 10% dividend is being accreted, through a non-cash charge to interest expense, up to its redemption amount over the ten-year period to the redemption date. The redemption amount of the noncontrolling interest’s share of the mandatorily redeemable preferred stock as of March 31, 2010 which includes capital contributions and dividend accretion through March 31, 2010 was $135.3 million (carrying value – $94.6 million).
     The following unaudited pro forma condensed consolidated statement of operations presented below illustrate the results of operations of the Company as if the acquisition of TV Guide Network on February 28, 2009 had occurred at April 1, 2007 and also presents the pro forma adjustments and results of operations as if the sale of the Company’s interest in TV Guide Network as described above occurred at April 1, 2007:

	Year	Year	Year
	Ended	Ended	Ended
	March 31,	March 31,	March 31,
	2010	2009	2008
	(Amounts in thousands, except per share amounts)
Revenues	$1,583,718	$1,591,312	$1,503,709
Operating income (loss)	$52,045	$(129,834)	$(48,134)
Net loss	$(21,165)	$(177,530)	$(90,656)
Basic Net Loss Per Common Share	$(0.18)	$(1.52)	$(0.77)
Diluted Net Loss Per Common Share	$(0.18)	$(1.52)	$(0.77)
Weighted average number of common shares outstanding — Basic	117,510	116,795	118,427
Weighted average number of common shares outstanding — Diluted	117,510	116,795	118,427

Acquisition of Mandate Pictures, LLC
     On September 10, 2007, the Company purchased all of the membership interests in Mandate Pictures, LLC (“Mandate”), a worldwide independent film producer and distributor. The Company paid approximately $58.6 million, comprised of $46.8 million in cash and 1,282,999 of the Company’s common shares. The value assigned to the shares for purposes of recording the acquisition was $11.8 million and was based on the average price of the Company’s common shares a few days prior and subsequent to the date of the closing of the acquisition, which is when it was publicly announced.
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
     The Hurdle Amount is the purchase price of approximately $56 million plus an interest cost accruing until such hurdle is reached, and certain other costs the Company agreed to pay in connection with the acquisition. Accordingly, the additional consideration is the total of the above in excess of the Hurdle Amount. As of March 31, 2010, the total earnings and fees from identified projects in process are not projected to reach the Hurdle Amount. However, as additional projects are identified in the future and current projects are released in the market place, the total projected earnings and fees from these projects could increase causing additional payments to the sellers to become payable.

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
     The purchase agreement provided for additional purchase consideration if the aggregate earnings before interest, taxes, depreciation and amortization adjusted to add back 20% of the overhead expense (“Adjusted EBITDA”) of Debmar-Mercury exceeded certain thresholds. In March 2010, the Company negotiated the buy-out of this potential additional purchase consideration for $15 million. This amount was recorded as an addition to goodwill in March 2010. In connection with this buy-out the Company extended certain employment contracts which provides for certain contractual bonuses, as defined.
17. Direct Operating Expenses

	Year	Year	Year
	Ended	Ended	Ended
	March 31,	March 31,	March 31,
	2010	2009	2008
	(Amounts in thousands)
Amortization of films and television programs	$540,963	$458,757	$403,319
Participations and residual expense	264,760	328,267	257,046
Other expenses:
Provision for doubtful accounts	1,620	3,718	872
Foreign exchange losses (gains)	(32)	3,074	(313)

	$807,311	$793,816	$660,924

18. Income Taxes
     The Company’s Canadian, UK, U.S., Australian and Hong Kong pretax income (loss), net of intercompany eliminations, are as follows:

	Year	Year	Year
	Ended	Ended	Ended
	March 31,	March 31,	March 31,
	2010	2009	2008
	(Amounts in thousands)
Canada	$15,167	$(6,011)	$(2,221)
United Kingdom	23,663	(9,747)	(8,720)
United States	(65,827)	(155,734)	(73,557)
Australia	81	(744)	1,094
Hong Kong	—	(3,494)	—

	$(26,916)	$(175,730)	$(83,404)

     The Company’s current and deferred income tax provision (benefits) are as follows:

	Year	Year	Year
	Ended	Ended	Ended
	March 31,	March 31,	March 31,
	2010	2009	2008
	(Amounts in thousands)
Current	$883	$876	$4,820
Deferred	347	1,848	(789)

	$1,230	$2,724	$4,031

CANADA
Current	$779	$(590)	$458
Deferred	—	513	(1,367)

	779	(77)	(909)

UNITED KINGDOM
Current	$—	$—	$(56)
Deferred	—	—	—

	—	—	(56)

UNITED STATES
Current	$41	$1,569	$4,217
Deferred	347	1,318	597

	388	2,887	4,814

AUSTRALIA
Current	$63	$(103)	$201
Deferred	—	17	(19)

	63	(86)	182

     The differences between income taxes expected at U.S. statutory income tax rates and the income tax provision are as set forth below:

	Year	Year	Year
	Ended	Ended	Ended
	March 31,	March 31,	March 31,
	2010	2009	2008
		(Amounts in thousands)
Income taxes (tax benefits) computed at Federal statutory rate of 35%	$(9,421)	$(61,506)	$(29,372)

Federal alternative minimum tax	(1,567)	(88)	—
Foreign and provincial operations subject to different income tax rates	(307)	1,455	(390)
State income tax	494	1,327	2,642
Change to the accrual for tax liability	(482)	(255)	51
Foreign income tax withholding	1,698	1,148	753
Permanent differences	6,019	(2,102)	1,830
Deferred tax on goodwill amortization	1,001	1,318	534
Noncontrolling interests	3,034	—	—
Other	(498)	(1,602)	3,214
Increase in valuation allowance	1,259	63,029	24,769

	$1,230	$2,724	$4,031

     Although the Company is incorporated under Canadian law, the majority of its global operations are currently subject to tax in the U.S. As a result, the Company believes it is more appropriate to use the U.S. Federal statutory rate in its reconciliation of the statutory rate to its reported income tax rate.

     The income tax effects of temporary differences between the book value and tax basis of assets and liabilities are as follows:

	2010	2009
	(Amounts in thousands)
CANADA
Assets
Net operating losses	$9,961	$8,079
Property and equipment	1,792	774
Reserves	1,670	1,676
Other	5,975	5,340
Valuation allowance	(18,938)	(15,346)

	460	523
Liabilities
Investment in film and television obligations	(104)	(202)
Other	(356)	(321)

Net Canada	—	—

UNITED KINGDOM
Assets
Net operating losses	$4,439	$5,875
Property and equipment	45	61
Interest Payable	674	469
Other	52	36
Valuation Allowance	(4,030)	(5,235)

	1,180	1,206
Liabilities
Investment in film and television obligations	(1,180)	(1,206)

Net United Kingdom	—	—

UNITED STATES
Assets
Net operating losses	$48,894	$51,153
Accounts payable	18,315	22,290
Other assets	54,836	64,541
Reserves	59,197	59,668
Valuation allowance	(114,157)	(130,246)

	67,085	67,406
Liabilities
Investment in film and television obligations	(12,224)	(11,323)
Accounts receivable	(457)	(1,193)
Subordinated notes	(20,930)	(20,947)
Other	(35,183)	(35,796)

Net United States	(1,709)	(1,853)

AUSTRALIA
Assets
Net operating losses	$—	$223
Property and equipment	1	1
Other	1	8
Valuation allowance	(2)	(232)

Liabilities Net Australia	—	—

HONG KONG
Assets	NA
Net operating losses		$422
Other		182
Valuation allowance		(604)

Liabilities Net Hong Kong	—	—

TOTAL	$(1,709)	$(1,853)

     Due to the uncertainty surrounding the timing of realizing the benefits of its deferred tax assets in future tax returns, the Company has recorded a valuation allowance against its deferred tax assets with the exception of deferred tax liabilities related to tax goodwill and certain foreign deferred tax assets. The total change in the valuation allowance was $14.5 million and $70.9 million for fiscal 2010 and fiscal 2009, respectively.
     The deferred tax liabilities associated with tax goodwill cannot be considered a source of taxable income to support the realization of deferred tax assets, because these deferred tax liabilities will not reverse until some indefinite future period. As such, the Company has recorded a deferred tax liability as of March 31, 2010 and 2009 of $1.7 million and $1.8 million, respectively, arising from the Mandate Pictures and TV Guide Network acquisitions.

     At March 31, 2010, the Company had U.S. net operating loss carryforwards of approximately $156.2 million available to reduce future federal income taxes which expire beginning in 2018 through 2028. At March 31, 2010, the Company had state net operating loss carryforwards of approximately $131.1 million available to reduce future state income taxes which expire in varying amounts beginning 2011. At March 31, 2010, the Company had Canadian loss carryforwards of $27.3 million which will expire beginning in 2014 through 2030, and $15.9 million of UK loss carryforwards available indefinitely to reduce future income taxes. The Company expects the future utilization of the Company’s U.S. NOLs to offset future taxable income will be subject to a substantial annual limitation as a result of ownership changes that have occurred previously or that could occur in the future.
     The Company recognizes tax benefits associated with the exercise of stock options and vesting of restricted share units directly to stockholders’ equity only when realized. Accordingly, deferred tax assets are not recognized for net operating loss carryforwards resulting from tax benefits occurring from April 1, 2006 onward. A tax benefit occurs when the actual tax benefit realized upon an employee’s disposition of a share-based award exceeds the deferred tax asset, if any, associated with the award. At March 31, 2010, deferred tax assets do not include $27.4 million of loss carryovers from stock-based compensation.
     U.S. income taxes were not provided on undistributed earnings from Australian and UK subsidiaries. Those earnings are considered to be permanently reinvested in accordance with accounting guidance.
     Accounting guidance clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under this accounting guidance, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, this accounting guidance provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.
     The Company adopted the provisions of this accounting standard on April 1, 2007. Upon adoption, the Company recognized no adjustment in its balance of unrecognized tax benefits. As of April 1, 2007, the date of adoption, the Company’s unrecognized tax benefits totaled $0.5 million exclusive of associated interest and penalties.
The following table summarizes the changes to the gross unrecognized tax benefits for the years ended March 31, 2010, 2009, and 2008:

(Amounts
in millions)
Gross unrecognized tax benefits at April 1, 2007	$0.5
Increases in tax positions for prior years	—
Decreases in tax positions for prior years	—
Increases in tax positions for current year	—
Settlements	(0.5)
Lapse in statute of limitations	—

Gross unrecognized tax benefits at March 31, 2008	—
Increases in tax positions for prior years	—
Decreases in tax positions for prior years	—
Increases in tax positions for current year	—
Settlements	—
Lapse in statute of limitations	—

Gross unrecognized tax benefits at March 31, 2009	—
Increases in tax positions for prior years	—
Decreases in tax positions for prior years	—
Increases in tax positions for current year	—
Settlements	—
Lapse in statute of limitations	—

Gross unrecognized tax benefits at March 31, 2010	$—

     The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. For the years ended March 31, 2010 and 2009, interest and penalties were not significant. The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. With a few exceptions, the Company is subject to income tax examination by U.S. and state tax authorities for the fiscal years ended March 31, 2005 and forward. However, to the extent allowed by law, the taxing authorities may have the right to examine prior periods where net operating losses (“NOLs”) were generated and carried forward, and make adjustments up to the amount of the NOLs. The Company’s fiscal years ended March 31, 2007 and forward are subject to examination by the UK tax authorities. The Company’s fiscal years ended March 31, 2006 and forward are subject to examination by the Canadian tax authorities. The Company’s fiscal years ended March 31, 2007 and forward are subject to examination by the Australian tax authorities. Currently, audits are occurring in various state and local tax jurisdictions.
19. Government Assistance
     Tax credits earned for film and television production activity for the year ended March 31, 2010 totaled $51.7 million (2009 — $39.4 million; 2008 — $15.0 million) and are recorded as a reduction of the cost of the related film and television program. Accounts receivable at March 31, 2010 includes $45.8 million with respect to tax credits receivable (2009 — $37.2 million).
     The Company is subject to routine inquiries and review by regulatory authorities of its various incentive claims which have been received or are receivable. Adjustments of claims, if any, as a result of such inquiries or reviews, will be recorded at the time of such determination.
20. Segment Information
     Accounting guidance requires the Company to make certain disclosures about each reportable segment. The Company’s reportable segments are determined based on the distinct nature of their operations and each segment is a strategic business unit that offers different products and services and is managed separately. The Company evaluates performance of each segment using segment profit

(loss) as defined below. The Company has three reportable business segments: Motion Pictures, Television Production, and Media Networks.
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
     Media Networks consists of TV Guide Network, including TV Guide Network On Demand and TV Guide Online (www.tvguide.com), acquired in February 2009. The Media Networks Segment includes distribution revenue from multi-system cable operators and digital broadcast satellite providers (distributors generally pay a per subscriber fee for the right to distribute programming) and advertising revenue from the sale of advertising on its television channel and related online media platforms.
     Segmented information by business is as follows:

	Year	Year	Year
	Ended	Ended	Ended
	March 31,	March 31,	March 31,
	2010	2009	2008
	(Amounts in thousands)
Segment revenues
Motion Pictures	$1,119,245	$1,233,879	$1,150,518
Television Production	350,876	222,173	210,521
Media Networks	113,597	10,322	—

	$1,583,718	$1,466,374	$1,361,039

Direct operating expenses
Motion Pictures	$491,603	$613,339	$468,765
Television Production	278,943	176,763	192,159
Media Networks	36,765	3,714	—

	$807,311	$793,816	$660,924

Distribution and marketing
Motion Pictures	$469,285	$641,571	$619,003
Television Production	32,472	26,149	16,663
Media Networks	13,998	1,837	—

	$515,755	$669,557	$635,666

Segment contribution before general and administration expenses
Motion Pictures	$158,357	$(21,031)	$62,750
Television Production	39,461	19,261	1,699
Media Networks	62,834	4,771	—

	$260,652	$3,001	$64,449

General and administration
Motion Pictures	$47,251	$49,643	$42,951
Television Production	9,699	13,129	6,680
Media Networks	43,677	3,770	—

	$100,627	$66,542	$49,631

Segment profit (loss)
Motion Pictures	$111,106	$(70,674)	$19,799
Television Production	29,762	6,132	(4,981)
Media Networks	19,157	1,001	—

	$160,025	$(63,541)	$14,818

Acquisition of investment in films and television programs
Motion Pictures	$287,991	$366,095	$323,504
Television Production	176,725	187,913	122,210
Media Networks	54,909	4,269	—

	$519,625	$558,277	$445,714

     Segment contribution before general and administration expenses is defined as segment revenue less segment direct operating and distribution and marketing expenses.

     Segment profit (loss) is defined as segment revenue less segment direct operating, distribution and marketing and general and administration expenses. The reconciliation of total segment profit (loss) to the Company’s loss before income taxes is as follows:

	Year	Year	Year
	Ended	Ended	Ended
	March 31,	March 31,	March 31,
	2010	2009	2008
	(Amounts in thousands)
Company’s total segment profit (loss)	$160,025	$(63,541)	$14,818
Less:
Corporate general and administration	(79,916)	(70,021)	(69,449)
Depreciation and amortization	(28,064)	(7,657)	(5,500)
Interest expense	(58,060)	(34,275)	(29,899)
Interest and other income	1,573	5,785	11,276
Gain on sale of equity securities	—	—	2,909
Gain on extinguishment of debt	5,675	3,023	—
Equity interests loss	(28,149)	(9,044)	(7,559)

Loss before income taxes	$(26,916)	$(175,730)	$(83,404)

     The following table sets forth significant assets as broken down by segment and other unallocated assets as of March 31, 2010 and 2009:

	March 31, 2010				March 31, 2009
	Motion	Television	Media		Motion	Television	Media
	Pictures	Production	Networks	Total	Pictures	Production	Networks	Total
	(Amounts in thousands)
Significant assets by segment
Accounts receivable	$171,522	$120,902	$19,699	$312,123	$148,625	$61,652	$16,733	$227,010
Investment in films and television programs, net	553,058	108,547	19,042	680,647	570,985	131,037	745	702,767
Goodwill	210,293	28,961	152,599	391,853	210,293	13,961	155,148	379,402

	$934,873	$258,410	$191,340	$1,384,623	$929,903	$206,650	$172,626	$1,309,179

Other unallocated assets (primarily cash, other assets and finite-lived intangible assets)				319,834				358,071

Total assets				$1,704,457				$1,667,250

     Purchases of property and equipment amounted to $6.6 million, $8.7 million and $3.6 million for the fiscal year ended March 31, 2010, 2009, and 2008, respectively, all primarily pertaining to the corporate headquarters.
     Revenue by geographic location, based on the location of the customers, with no other foreign country individually comprising greater than 10% of total revenue, is as follows:

	Year	Year	Year
	Ended	Ended	Ended
	March 31,	March 31,	March 31,
	2010	2009	2008
	(Amounts in thousands)
Canada	$71,423	$71,925	$61,247
United States	1,265,394	1,195,138	1,069,887
Other foreign	246,901	199,311	229,905

	$1,583,718	$1,466,374	$1,361,039

     Assets by geographic location are as follows:

	March 31,	March 31,
	2010	2009
	(Amounts in thousands)
Canada	$49,927	$54,909
United States	1,557,474	1,547,365
United Kingdom	95,740	60,737
Australia	1,316	3,372
Hong Kong	—	867

	$1,704,457	$1,667,250

     Total amount of revenue from one retail customer representing greater than 10% of consolidated revenues for the year ended March 31, 2010 was $191.9 million (2009 — $255.1 million; 2008 — $251.4 million). Accounts receivable due from this retail customer was approximately 15% of consolidated gross accounts receivable at March 31, 2010 and accounts receivable due from a broadcasting customer was approximately 18% of consolidated gross accounts receivable at March 31, 2010. The total amount of gross accounts receivable due from this retail customer was approximately $60.1 million at March 31, 2010 and the total amount of gross accounts receivable due from this broadcasting customer was approximately $74.3 million at March 31, 2010. Accounts receivable due from one retail customer was approximately 16% of consolidated gross accounts receivable at March 31, 2009 and accounts receivable due from one broadcasting customer was approximately 12% of consolidated gross accounts receivable at March 31, 2009. The total amount of gross accounts receivable due from this retail customer was approximately $52.4 million at March 31, 2009 and the total amount of gross accounts receivable due from this broadcasting customer was approximately $39.8 million at March 31, 2009.
21. Commitments and Contingencies
     Future commitments under contractual obligations as of March 31, 2010 are as follows:

	Year Ended March 31,
	2011	2012	2013	2014	2015	Thereafter	Total
				(Amounts in thousands)
Future annual repayment of debt and other financing obligations recorded as of March 31, 2010
Senior revolving credit facility	$—	$—	$—	$17,000	$—	$—	$17,000
Production loans(1)
Individual production loans	156,069	38,952	—	15,000	—	—	210,021
Pennsylvania Regional Center production loans	—	—	—	65,746	—	—	65,746
Film Credit Facility	30,764	4,971	—	—	—	—	35,735
Subordinated notes and other financing obligations (2)
October 2004 2.9375% Notes	—	110,035	—	—	—	—	110,035
February 2005 3.625% Notes	—	59,479	—	—	—	—	59,479
April 2009 3.625% Notes	—	—	—	—	66,581	—	66,581
Other financing obligations	883	944	4,726	1,078	1,151	6,108	14,890
Senior secured second priority notes (3)	—	—	—	—	—	236,000	236,000
Mandatorily redeemable preferred stock units (4)	—	—	—	—	—	324,088	324,088

	$187,716	$214,381	$4,726	$98,824	$67,732	$566,196	$1,139,575
Contractual commitments by expected repayment date
Film obligations(1)	$58,043	$—	$—	$—	$—	$—	$58,043
Distribution and marketing commitments (5)	85,702	—	22,000	—	—	—	107,702
Minimum guarantee commitments (6)	159,514	18,654	7,544	5,554	5,871	3,019	200,156
Production loan commitments (6)	14,604	2,230	—	—	—	—	16,834
Cash interest payments on subordinated notes and other financing obligations	8,815	8,754	3,032	2,936	2,863	959	27,359
Cash interest payments on senior secured second priority notes	24,862	24,190	24,190	24,190	24,190	48,380	170,002
Operating lease commitments	11,989	11,269	11,830	11,835	10,113	4,786	61,822
Other contractual obligations	24,041	3,840	2,589	2,509	2,548	2,976	38,503
Employment and consulting contracts	34,551	18,284	9,271	4,918	2,637	1,890	71,551

	$422,121	$87,221	$80,456	$51,942	$48,222	$62,010	$751,972

Total future commitments under contractual obligations	$609,837	$301,602	$85,182	$150,766	$115,954	$628,206	$1,891,547

(1)	Production loans represent loans for the production of film and television programs that the Company produces. Film obligations include minimum guarantees and theatrical marketing obligations as disclosed in Note 11 of our consolidated financial statements. Repayment dates are based on anticipated delivery or release date of the related film or contractual due dates of the obligation.

(2)	Subordinated notes and other financing obligations reflect the principal amounts of the October 2004 2.9375% Notes, the February 2005 3.625% Notes, and the April 2009 3.625% Notes and other financing obligations. The future repayment dates of the Senior Notes represent the first redemption date by holder for each note respectively. As of March 31, 2010, the carrying value of our subordinated notes was as follows: October 2004 2.9375% Notes — $99.5 million; February 2005 3.625% Notes — $52.7 million; and April 2009 3.625% Notes — $36.2 million. The difference between the carrying value and the principal amounts is being amortized as a non-cash charge to interest expense over the expected life of the Notes.

(3)	Senior secured second-priority notes reflect the principal amount payable in November 2016 with a carrying amount of $225.2 million as of March 31, 2010. The difference between the carrying value and the principal amount is being amortized as a non-cash charge to interest expense over the expected life of the notes.

(4)	Amount represents the anticipated redemption amount (i.e., principal amount of $125.0 million plus the accretion of a 10% annual dividend) payable in May 2019 of the mandatorily redeemable preferred stock units held by the noncontrolling interest in TV Guide Network, assuming no earlier distributions. The carrying amount of the mandatorily redeemable preferred stock held by the non controlling interest was

$94.6 million as of March 31, 2010. The carrying amount and the 10% dividend is being accreted, through a non cash charge to interest expense, up to its redemption amount over the ten-year period to the redemption date.

(5)	Distribution and marketing commitments represent contractual commitments for future expenditures associated with distribution and marketing of films which we will distribute. The payment dates of these amounts are primarily based on the anticipated release date of the film.

(6)	Minimum guarantee commitments represent contractual commitments related to the purchase of film rights for future delivery. Production loan commitments represent amounts committed for future film production and development to be funded through production financing and recorded as a production loan liability. Future payments under these commitments are based on anticipated delivery or release dates of the related film or contractual due dates of the commitment. The amounts include future interest payments associated with the commitments.
     Operating Leases. The Company has operating leases for offices and equipment. The Company incurred rental expense of $12.4 million during the year ended March 31, 2010 (2009 — $9.6 million; 2008 — $6.2 million). The Company earned sublease income of $0.7 million during the year ended March 31, 2010 (2009 — $0.5 million; 2008 — $0.5 million).
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
     The Company has provided an accrual for estimated losses under the above matters as of March 31, 2010.
22. Financial Instruments
   (a) Credit Risk
     Concentration of credit risk with the Company’s customers is limited due to the Company’s customer base and the diversity of its sales throughout the world. The Company performs ongoing credit evaluations and maintains a provision for potential credit losses. The Company generally does not require collateral for its trade accounts receivable. Accounts receivable include amounts receivable from Canadian governmental agencies in connection with government assistance for productions as well as amounts due from customers. Amounts receivable from governmental agencies amounted to 14.7% of accounts receivable, net at March 31, 2010 (2009 — 16.4%).
   (b) Forward Contracts
     The Company enters into forward foreign exchange contracts to hedge its foreign currency exposures on future production expenses denominated in various foreign currencies. As of March 31, 2010, we had outstanding forward foreign exchange contracts to buy Canadian $1.7 million in exchange for US$1.6 million over a period of one month at a weighted average exchange rate of one US$ equals Canadian $1.07 and we had outstanding forward exchange contracts to buy US$6.2 million in exchange for British Pound Sterling £3.8 million over a period of six months at a weighted average exchange rate of one British Pound Sterling equals US$1.64. Changes in the fair value representing a net unrealized fair value gain on foreign exchange contracts that qualified as effective hedge contracts outstanding during the year ended March 31, 2010 amounted to $0.4 million and are included in accumulated other comprehensive income (loss), a separate component of shareholders’ equity. These contracts are entered into with a major financial institution as counterparty. The Company is exposed to credit loss in the event of nonperformance by the counterparty, which is limited to the cost of replacing the contracts, at current market rates. The Company does not require collateral or other security to support these contracts.

23. Supplementary Cash Flow Statement Information
     (a) Interest paid during the fiscal year ended March 31, 2010 amounted to $18.7 million (2009 — $14.5 million; 2008 — $12.1 million).
     (b) Income taxes paid during the fiscal year ended March 31, 2010 amounted to $1.2 million (2009 — $5.3 million; 2008 — $4.8 million).
24. Quarterly Financial Data (Unaudited)
     Certain quarterly information is presented below:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Amounts in thousands, except per share amounts)
2010
Revenues	$387,707	$393,677	$371,783	$430,551
Direct operating expenses	$213,059	$198,047	$208,907	$187,298
Net income (loss)	$36,349	$31,716	$(65,259)	$(22,284)
Basic income (loss) per share	$0.31	$0.27	$(0.55)	$(0.19)
Diluted income (loss) per share	$0.30	$0.26	$(0.55)	$(0.19)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Amounts in thousands, except per share amounts)
2009
Revenues	$298,459	$380,718	$324,027	$463,170
Direct operating expenses	$147,684	$199,626	$218,451	$228,055
Net income (loss)	$3,519	$(51,814)	$(97,731)	$(32,428)
Basic income (loss) per share	$0.03	$(0.44)	$(0.84)	$(0.28)
Diluted income (loss) per share	$0.03	$(0.44)	$(0.84)	$(0.28)
25. Consolidating Financial Information – Subordinated Notes
     The October 2004 2.9375% Notes, the February 2005 3.625% Notes, and the April 2009 3.625% Notes, by their terms, are fully and unconditionally guaranteed by the Company.
     The following tables present condensed consolidating financial information as of March 31, 2010 and 2009 and for the years ended March 31, 2010, 2009, and 2008 for (1) the Company, on a stand-alone basis, (2) LGEI, on a stand-alone basis, (3) the non-guarantor subsidiaries of the Company (including the subsidiaries of LGEI), on a combined basis (collectively, the “Non-guarantor Subsidiaries”) and (4) the Company, on a consolidated basis.

	As of March 31, 2010
	Lions Gate	Lions Gate
	Entertainment	Entertainment	Non-guarantor	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated
	(Amounts in thousands)
BALANCE SHEET
Assets
Cash and cash equivalents	$814	$3,059	$87,548	$—	$91,421
Restricted cash	—	4,123	—	—	4,123
Restricted investments	—	6,995	—	—	6,995
Accounts receivable, net	99	1,116	310,908	—	312,123
Investment in films and television programs, net	2	6,391	675,536	(1,282)	680,647
Property and equipment, net	—	11,328	22,249	—	33,577
Finite-lived intangible assets, net	—	—	71,530	—	71,530
Goodwill	10,173	15,000	366,680	—	391,853
Other assets	431	44,057	67,700	—	112,188
Subsidiary investments and advances	73,664	(20,885)	(106,396)	53,617	—

	$85,183	$71,184	$1,495,755	$52,335	$1,704,457

Liabilities and Shareholders’ Equity (Deficiency)
Senior revolving credit facility	$—	$17,000	$—	$—	$17,000
Senior secured second-priority notes	—	225,155	—	—	225,155
Accounts payable and accrued liabilities	1,018	53,706	215,892	(496)	270,120
Participations and residuals	186	3,760	298,741	(10)	302,677
Film obligations and production loans	79	—	369,466	—	369,545
Subordinated notes and other financing obligations	—	188,318	14,890	—	203,208
Mandatorily redeemable preferred stock units held by noncontrolling interest	—	—	193,021	(98,441)	94,580
Deferred revenue	—	247	138,146	(121)	138,272
Shareholders’ equity (deficiency)	83,900	(417,002)	265,599	151,403	83,900

	$85,183	$71,184	$1,495,755	$52,335	$1,704,457

	Year Ended March 31, 2010
	Lions Gate	Lions Gate
	Entertainment	Entertainment	Non-guarantor	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated
	(Amounts in thousands)
STATEMENT OF OPERATIONS
Revenues	$—	$32,219	$1,587,650	$(36,151)	$1,583,718
EXPENSES:
Direct operating	—	458	836,061	(29,208)	807,311
Distribution and marketing	—	7,475	510,718	(2,438)	515,755
General and administration	7,070	72,705	101,026	(258)	180,543
Depreciation and amortization	—	4,832	23,232	—	28,064

Total expenses	7,070	85,470	1,471,037	(31,904)	1,531,673

OPERATING INCOME (LOSS)	(7,070)	(53,251)	116,613	(4,247)	52,045

Other expenses (income):
Interest expense	—	45,165	24,205	(11,310)	58,060
Interest and other income	(130)	(12,050)	(703)	11,310	(1,573)
Gain on extinguishment of debt	—	(5,675)	—	—	(5,675)

Total other expenses (income)	(130)	27,440	23,502	—	50,812

INCOME (LOSS) BEFORE EQUITY INTERESTS AND INCOME TAXES	(6,940)	(80,691)	93,111	(4,247)	1,233
Equity interests income (loss)	(21,181)	49,090	(27,155)	(28,903)	(28,149)

INCOME (LOSS) BEFORE INCOME TAXES	(28,121)	(31,601)	65,956	(33,150)	(26,916)
Income tax provision (benefit)	25	225	980	—	1,230

NET INCOME (LOSS)	(28,146)	(31,826)	64,976	(33,150)	(28,146)
Add: Net loss attributable to noncontrolling interest	8,668	—	—	—	8,668

NET INCOME (LOSS) ATTRIBUTABLE TO LIONS GATE ENTERTAINMENT CORP. SHAREHOLDERS	$(19,478)	$(31,826)	$64,976	$(33,150)	$(19,478)

	Year Ended March 31, 2010
	Lions Gate	Lions Gate
	Entertainment	Entertainment	Non-guarantor	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated
	(Amounts in thousands)
STATEMENT OF CASH FLOWS
NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(12,543)	$14,072	$(123,304)	$—	$(121,775)

INVESTING ACTIVITIES:
Purchases of restricted investments	—	(13,994)	—	—	(13,994)
Proceeds from the sale of restricted investments	—	13,985	—	—	13,985
Investment in equity method investees	—	—	(47,129)	—	(47,129)
Increase in loan receivables	—	(362)	(1,056)		(1,418)
Repayment of loans receivable	—	—	8,333		8,333
Purchases of property and equipment	—	(1,146)	(5,431)	—	(6,577)

NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	—	(1,517)	(45,283)	—	(46,800)

FINANCING ACTIVITIES:
Tax withholding requirements on equity awards	(2,030)	—	—	—	(2,030)
Proceeds from the issuance of mandatorily redeemable preferred stock units and common stock units related to the sale of 49% interest in TV Guide Network	—	—	122,355	—	122,355
Borrowings under senior revolving credit facility	—	302,000	—	—	302,000
Repayments of borrowings under senior revolving credit facility	—	(540,000)	—	—	(540,000)
Borrowings under individual production loans	—	—	144,741	—	144,741
Repayment of individual production loans	—	—	(136,261)	—	(136,261)
Production loan borrowings under Pennsylvania Regional Center credit facility	—	—	63,133	—	63,133
Production loan borrowings under film credit facility, net of deferred financing costs	—	—	30,469	—	30,469
Production loan repayments under film credit facility	—	—	(2,718)	—	(2,718)
Proceeds from sale of senior secured second-priority notes, net of deferred financing costs	—	214,727	—	—	214,727
Repurchase of subordinated notes	—	(75,185)	—	—	(75,185)
Repayment of other financing obligations	—	—	(826)	—	(826)

NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	(2,030)	(98,458)	220,893	—	120,405

NET CHANGE IN CASH AND CASH EQUIVALENTS	(14,573)	(85,903)	52,306	—	(48,170)

FOREIGN EXCHANGE EFFECTS ON CASH	2,134	—	(1,018)	—	1,116
CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	13,253	88,962	36,260	—	138,475

CASH AND CASH EQUIVALENTS — END OF PERIOD	$814	$3,059	$87,548	$—	$91,421

	As of March 31, 2009
	Lions Gate	Lions Gate
	Entertainment	Entertainment	Non-guarantor	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated
	(Amounts in thousands)
BALANCE SHEET
Assets
Cash and cash equivalents	$13,253	$88,962	$36,260	$—	$138,475
Restricted cash	—	10,056	—	—	10,056
Restricted investments	—	6,987	—	—	6,987
Accounts receivable, net	113	3,737	223,289	(129)	227,010
Investment in films and television programs, net	2	6,761	695,781	223	702,767
Property and equipment, net	—	15,014	27,401	—	42,415
Finite-lived intangible assets, net	—	—	78,904	—	78,904
Goodwill	10,173	—	369,229	—	379,402
Other assets	—	37,636	43,598	—	81,234
Subsidiary investments and advances	19,188	(1,103)	(52,438)	34,353	—

	$42,729	$168,050	$1,422,024	$34,447	$1,667,250

Liabilities and Shareholders’ Equity (Deficiency)
Senior revolving credit facility	$—	$255,000	$—	$—	$255,000
Accounts payable and accrued liabilities	821	12,289	257,866	(415)	270,561
Participations and residuals	152	472	371,234	(1)	371,857
Film obligations and production loans	63	—	304,590	(128)	304,525
Subordinated notes and other financing obligations	—	265,805	15,716	—	281,521
Deferred revenue	—	385	141,708	—	142,093
Shareholders’ equity (deficiency)	41,693	(365,901)	330,910	34,991	41,693

	$42,729	$168,050	$1,422,024	$34,447	$1,667,250

	Year Ended March 31, 2009
	Lions Gate	Lions Gate
	Entertainment	Entertainment	Non-guarantor	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated
	(Amounts in thousands)
STATEMENT OF OPERATIONS
Revenues	$560	$24,810	$1,475,631	$(34,627)	$1,466,374
EXPENSES:
Direct operating	712	—	796,770	(3,666)	793,816
Distribution and marketing	8	2,374	667,229	(54)	669,557
General and administration	1,584	67,734	67,243	2	136,563
Depreciation and amortization	—	3,889	3,768	—	7,657

Total expenses	2,304	73,997	1,535,010	(3,718)	1,607,593

OPERATING INCOME (LOSS)	(1,744)	(49,187)	(59,379)	(30,909)	(141,219)

Other expenses (income):
Interest expense	14	32,707	1,554	—	34,275
Interest and other income	(229)	(4,022)	(1,534)	—	(5,785)
Gain on extinguishment of debt	—	(3,023)	—	—	(3,023)

Total other expenses (income)	(215)	25,662	20	—	25,467

INCOME (LOSS) BEFORE EQUITY INTERESTS AND INCOME TAXES	(1,529)	(74,849)	(59,399)	(30,909)	(166,686)
Equity interests income (loss)	(176,919)	(87,022)	(6,150)	261,047	(9,044)

INCOME (LOSS) BEFORE INCOME TAXES	(178,448)	(161,871)	(65,549)	230,138	(175,730)
Income tax provision (benefit)	6	1,374	1,344	—	2,724

NET INCOME (LOSS)	$(178,454)	$(163,245)	$(66,893)	$230,138	$(178,454)

	Year Ended March 31, 2009
	Lions Gate	Lions Gate
	Entertainment	Entertainment	Non-guarantor	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated
	(Amounts in thousands)
STATEMENT OF CASH FLOWS
NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	$56,435	$(256,846)	$98,505	$—	$(101,906)

INVESTING ACTIVITIES:
Purchases of investments — auction rate securities	—	(13,989)	—	—	(13,989)
Proceeds from the sale of investments - auction rate securities	—	14,000	—	—	14,000
Acquisition of TV Guide, net of unrestricted cash acquired	—	(243,158)	—	—	(243,158)
Investment in equity method investees	—	—	(18,031)	—	(18,031)
Increase in loan receivables	—	(3,767)	(25,000)	—	(28,767)
Purchases of property and equipment	—	(7,549)	(1,125)	—	(8,674)

NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	—	(254,463)	(44,156)	—	(298,619)

FINANCING ACTIVITIES:
Exercise of stock options	2,894	—	—	—	2,894
Tax withholding requirements on equity awards	(3,734)	—	—	—	(3,734)
Repurchases of common shares	(44,968)	—	—	—	(44,968)
Production loan borrowings under Pennsylvania Regional Center credit facility	—	255,000	—	—	255,000
Production loan borrowings under film credit facility, net of deferred financing costs	—	—	189,858	—	189,858
Proceeds from sale of senior secured second-priority notes, net of deferred financing costs	—	—	(222,034)	—	(222,034)

Repurchase of subordinated notes	—	(5,310)	(67)	—	(5,377)

NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	(45,808)	249,690	(32,243)	—	171,639

NET CHANGE IN CASH AND CASH EQUIVALENTS	10,627	(261,619)	22,106	—	(228,886)

FOREIGN EXCHANGE EFFECTS ON CASH	(1,848)	—	(2,380)	—	(4,228)
CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	4,474	350,581	16,534	—	371,589

CASH AND CASH EQUIVALENTS — END OF PERIOD	$13,253	$88,962	$36,260	$—	$138,475

	Year Ended March 31, 2008
	Lions Gate	Lions Gate
	Entertainment	Entertainment	Non-guarantor	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated
	(Amounts in thousands)
STATEMENT OF OPERATIONS
Revenues	$397	$14,312	$1,363,872	$(17,542)	$1,361,039
EXPENSES:
Direct operating	254	—	662,507	(1,837)	660,924
Distribution and marketing	—	1,969	634,011	(314)	635,666
General and administration	1,182	68,407	49,491	—	119,080
Depreciation and amortization	—	2	5,498	—	5,500

Total expenses	1,436	70,378	1,351,507	(2,151)	1,421,170

OPERATING INCOME (LOSS)	(1,039)	(56,066)	12,365	(15,391)	(60,131)

Other expenses (income):
Interest expense	—	29,235	664	—	29,899
Interest and other income	(275)	(10,684)	(317)	—	(11,276)
Gain on sale of equity securities	—	—	(2,909)	—	(2,909)

Total other expenses (income)	(275)	18,551	(2,562)	—	15,714

INCOME (LOSS) BEFORE EQUITY INTERESTS AND INCOME TAXES	(764)	(74,617)	14,927	(15,391)	(75,845)
Equity interests income (loss)	(87,320)	(10,385)	(5,896)	96,042	(7,559)

INCOME (LOSS) BEFORE INCOME TAXES	(88,084)	(85,002)	9,031	80,651	(83,404)
Income tax provision (benefit)	(649)	422	4,258	—	4,031

NET INCOME (LOSS)	$(87,435)	$(85,424)	$4,773	$80,651	$(87,435)

	Year Ended March 31, 2008
	Lions Gate	Lions Gate
	Entertainment	Entertainment	Non-guarantor	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated
	(Amounts in thousands)
STATEMENT OF CASH FLOWS
NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	$29,821	$124,361	$(66,878)	$1,846	$89,150

INVESTING ACTIVITIES:
Purchases of investments — auction rate securities	—	(229,262)	—	—	(229,262)
Proceeds from the sale of investments — auction rate securities	—	466,641	—	—	466,641
Purchases of investments — equity securities	—	—	(4,836)	—	(4,836)
Proceeds from the sale of investments — equity securities	—	16,343	7,812	—	24,155
Acquisition of Mandate, net of unrestricted cash acquired	—	(45,157)	3,952	—	(41,205)
Acquisition of Maple, net of unrestricted cash acquired	—	—	1,753	—	1,753
Investment in equity method investees	—	(3,099)	(3,361)	—	(6,460)
Increase in loan receivables	—	(5,895)	—	—	(5,895)
Purchases of property and equipment	—	(1,200)	(2,408)	—	(3,608)

NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	—	198,371	2,912	—	201,283

FINANCING ACTIVITIES:
Exercise of stock options	1,251	—	—	—	1,251
Tax withholding requirements on equity awards	(5,319)	—	—	—	(5,319)
Repurchases of common shares	(22,260)	—	—	—	(22,260)
Borrowings under financing arrangements	—	—	3,718	—	3,718
Increase in production loans	—	—	162,400	—	162,400
Repayment of production loans	—	—	(111,357)	—	(111,357)

NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	(26,328)	—	54,761	—	28,433

NET CHANGE IN CASH AND CASH EQUIVALENTS	3,493	322,732	(9,205)	1,846	318,866

FOREIGN EXCHANGE EFFECTS ON CASH	(927)	(498)	4,497	(1,846)	1,226
CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	1,908	28,347	21,242	—	51,497

CASH AND CASH EQUIVALENTS — END OF PERIOD	$4,474	$350,581	$16,534	$—	$371,589

26. Consolidating Financial Information – Senior Secured Second-Priority Notes
     In October 2009, the Company issued $236.0 million aggregate principal amount of the Senior Notes due 2016 in a private offering conducted pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended, through LGEI.
     The Company has agreed to make available to the trustee and the holders of the Senior Notes the following tables which present condensed consolidating financial information as of March 31, 2010 and March 31, 2009, and for years ended March 31, 2010, 2009 and 2008 for (1) the Company, on a stand-alone basis, (2) LGEI, on a stand-alone basis, (3) the guarantor subsidiaries of the Company (including the subsidiaries of LGEI), on a combined basis (4) the non-guarantor subsidiaries of the Company (including the subsidiaries of LGEI), on a combined basis and (5) the Company, on a consolidated basis.

	As of March 31, 2010
	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other Subsidiaries		Consolidating	Lions Gate
	Corp.	Inc.	Guarantors	Non-guarantors	Adjustments	Consolidated
	(Amounts in thousands)
BALANCE SHEET
Assets
Cash and cash equivalents	$814	$3,059	$8,152	$79,396	$—	$91,421
Restricted cash	—	4,123	—	—	—	4,123
Restricted investments	—	6,995	—	—	—	6,995
Accounts receivable, net	99	1,116	238,138	72,770	—	312,123
Investment in films and television programs, net	2	6,391	567,718	107,818	(1,282)	680,647
Property and equipment, net	—	11,328	382	21,867	—	33,577
Finite-lived intangible assets, net	—	—	1,027	70,503	—	71,530
Goodwill	10,173	15,000	183,883	182,797	—	391,853
Other assets	431	44,057	64,140	3,560	—	112,188
Subsidiary investments and advances	73,664	(20,885)	(76,278)	(60,581)	84,080	—

	$85,183	$71,184	$987,162	$478,130	$82,798	$1,704,457

Liabilities and Shareholders’ Equity (Deficiency)
Senior revolving credit facility	$—	$17,000	$—	$—	$—	$17,000
Senior secured second-priority notes	—	225,155	—	—	—	225,155
Accounts payable and accrued liabilities	1,018	53,706	169,893	47,275	(1,772)	270,120
Participations and residuals	186	3,760	255,794	42,947	(10)	302,677
Film obligations and production loans	79	—	334,791	34,675	—	369,545
Subordinated notes and other financing obligations	—	188,318	3,718	11,172	—	203,208
Mandatorily redeemable preferred stock units held by noncontrolling interest	—	—	—	193,021	(98,441)	94,580
Deferred revenue	—	247	125,323	12,823	(121)	138,272
Shareholders’ equity (deficiency)	83,900	(417,002)	97,643	136,217	183,142	83,900

	$85,183	$71,184	$987,162	$478,130	$82,798	$1,704,457

	Year Ended March 31, 2010
	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other Subsidiaries		Consolidating	Lions Gate
	Corp.	Inc.	Guarantors	Non-guarantors	Adjustments	Consolidated
	(Amounts in thousands)
STATEMENT OF OPERATIONS
Revenues	$—	$32,219	$1,238,659	$356,637	$(43,797)	$1,583,718
EXPENSES:
Direct operating	—	458	664,323	186,057	(43,527)	807,311
Distribution and marketing	—	7,475	433,878	76,840	(2,438)	515,755
General and administration	7,070	72,705	42,347	58,695	(274)	180,543
Depreciation and amortization	—	4,832	3,645	19,587	—	28,064

Total expenses	7,070	85,470	1,144,193	341,179	(46,239)	1,531,673

OPERATING INCOME (LOSS)	(7,070)	(53,251)	94,466	15,458	2,442	52,045

Other expenses (income):
Interest expense	—	45,165	1,662	22,543	(11,310)	58,060
Interest and other income	(130)	(12,050)	(605)	(98)	11,310	(1,573)
Gain on extinguishment of debt	—	(5,675)	—	—	—	(5,675)

Total other expenses (income)	(130)	27,440	1,057	22,445	—	50,812

INCOME (LOSS) BEFORE EQUITY INTERESTS AND INCOME TAXES	(6,940)	(80,691)	93,409	(6,987)	2,442	1,233
Equity interests income (loss)	(21,181)	49,090	(27,155)	—	(28,903)	(28,149)

INCOME (LOSS) BEFORE INCOME TAXES	(28,121)	(31,601)	66,254	(6,987)	(26,461)	(26,916)
Income tax provision (benefit)	25	225	(751)	1,731	—	1,230

NET INCOME (LOSS)	(28,146)	(31,826)	67,005	(8,718)	(26,461)	(28,146)
Add: Net loss attributable to noncontrolling interest	8,668	—	—	—	—	8,668

NET INCOME (LOSS) ATTRIBUTABLE TO LIONS GATE ENTERTAINMENT CORP. SHAREHOLDERS	$(19,478)	$(31,826)	$67,005	$(8,718)	$(26,461)	$(19,478)

	Year Ended March 31, 2010
	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other Subsidiaries		Consolidating	Lions Gate
	Corp.	Inc.	Guarantors	Non-guarantors	Adjustments	Consolidated
	(Amounts in thousands)
STATEMENT OF CASH FLOWS
NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(12,543)	$14,072	$(94,998)	$(28,306)	$—	$(121,775)

INVESTING ACTIVITIES:
Purchases of restricted investments	—	(13,994)	—	—	—	(13,994)
Proceeds from the sale of restricted investments	—	13,985	—	—	—	13,985
Investment in equity method investees	—	—	(47,129)	—	—	(47,129)
Increase in loan receivables	—	(362)	—	(1,056)	—	(1,418)
Repayment of loans receivable	—	—	8,333	—	—	8,333
Purchases of property and equipment	—	(1,146)	(605)	(4,826)	—	(6,577)

NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	—	(1,517)	(39,401)	(5,882)	—	(46,800)

FINANCING ACTIVITIES:
Tax withholding requirements on equity awards	(2,030)	—	—	—	—	(2,030)
Proceeds from the issuance of mandatorily redeemable preferred stock units and common stock units related to the sale of 49% interest in TV Guide Network	—	—	—	122,355	—	122,355
Borrowings under senior revolving credit facility	—	302,000	—	—	—	302,000
Repayments of borrowings under senior revolving credit facility	—	(540,000)	—	—	—	(540,000)
Borrowings under individual production loans	—	—	128,590	16,151	—	144,741
Repayment of individual production loans	—	—	(87,347)	(48,914)	—	(136,261)
Production loan borrowings under Pennsylvania Regional Center credit facility	—	—	63,133	—	—	63,133
Production loan borrowings under film credit facility, net of deferred financing costs	—	—	30,469	—	—	30,469
Production loan repayments under film credit facility	—	—	(2,718)	—	—	(2,718)
Proceeds from sale of senior secured second-priority notes, net of deferred financing costs	—	214,727	—	—	—	214,727
Repurchase of subordinated notes	—	(75,185)	—	—	—	(75,185)
Repayment of other financing obligations	—	—	—	(826)	—	(826)

NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	(2,030)	(98,458)	132,127	88,766	—	120,405

NET CHANGE IN CASH AND CASH EQUIVALENTS	(14,573)	(85,903)	(2,272)	54,578	—	(48,170)

FOREIGN EXCHANGE EFFECTS ON CASH	2,134	—	—	(1,018)	—	1,116
CASH AND CASH EQUIVALENTS —			.
BEGINNING OF PERIOD	13,253	88,962	10,424	25,836	—	138,475

CASH AND CASH EQUIVALENTS — END OF PERIOD	$814	$3,059	$8,152	$79,396	$—	$91,421

	As of March 31, 2009
	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other Subsidiaries		Consolidating	Lions Gate
	Corp.	Inc.	Guarantors	Non-guarantors	Adjustments	Consolidated
	(Amounts in thousands)
BALANCE SHEET
Assets
Cash and cash equivalents	$13,253	$88,962	$10,424	$25,836	$—	$138,475
Restricted cash	—	10,056	—	—	—	10,056
Restricted investments	—	6,987	—	—	—	6,987
Accounts receivable, net	113	3,737	168,479	54,810	(129)	227,010
Investment in films and television programs, net	2	6,761	515,278	180,909	(183)	702,767
Property and equipment, net	—	15,014	558	26,843	—	42,415
Finite-lived intangible assets, net	—	—	1,070	77,834	—	78,904
Goodwill	10,173	—	183,883	185,346	—	379,402
Other assets	—	37,636	40,427	3,171	—	81,234
Subsidiary investments and advances	19,188	(1,103)	13,718	(33,545)	1,742	—

	$42,729	$168,050	$933,837	$521,204	$1,430	$1,667,250

Liabilities and Shareholders’ Equity (Deficiency)
Senior revolving credit facility	$—	$255,000	$—	$—	$—	$255,000
Accounts payable and accrued liabilities	821	12,289	216,725	40,301	425	270,561
Participations and residuals	152	472	280,070	91,118	45	371,857
Film obligations and production loans	63	—	258,597	45,993	(128)	304,525
Subordinated notes and other financing obligations	—	265,805	3,718	11,998	—	281,521
Deferred revenue	—	385	110,652	31,056	—	142,093
Shareholders’ equity (deficiency)	41,693	(365,901)	64,075	300,738	1,088	41,693

	$42,729	$168,050	$933,837	$521,204	$1,430	$1,667,250

	Year Ended March 31, 2009
	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other Subsidiaries		Consolidating	Lions Gate
	Corp.	Inc.	Guarantors	Non-guarantors	Adjustments	Consolidated
	(Amounts in thousands)
STATEMENT OF OPERATIONS
Revenues	$560	$24,810	$1,291,404	$187,455	$(37,855)	$1,466,374
EXPENSES:
Direct operating	712	—	733,948	95,863	(36,707)	793,816
Distribution and marketing	8	2,374	580,625	86,630	(80)	669,557
General and administration	1,584	67,734	45,648	21,597	—	136,563
Depreciation and amortization	—	3,889	1,052	2,716	—	7,657

Total expenses	2,304	73,997	1,361,273	206,806	(36,787)	1,607,593

OPERATING LOSS	(1,744)	(49,187)	(69,869)	(19,351)	(1,068)	(141,219)

Other expenses (income):
Interest expense	14	32,707	1,187	961	(594)	34,275
Interest and other income	(229)	(4,022)	(1,489)	(639)	594	(5,785)
Gain on extinguishment of debt	—	(3,023)	—	—	—	(3,023)

Total other expenses (income)	(215)	25,662	(302)	322	—	25,467

INCOME (LOSS) BEFORE EQUITY INTERESTS AND INCOME TAXES	(1,529)	(74,849)	(69,567)	(19,673)	(1,068)	(166,686)
Equity interests income (loss)	(176,919)	(98,120)	(6,151)	—	272,146	(9,044)

INCOME (LOSS) BEFORE INCOME TAXES	(178,448)	(172,969)	(75,718)	(19,673)	271,078	(175,730)
Income tax provision (benefit)	6	1,374	1,134	210	—	2,724

NET INCOME (LOSS) ATTRIBUTABLE TO LIONS GATE ENTERTAINMENT CORP. SHAREHOLDERS	$(178,454)	$(174,343)	$(76,852)	$(19,883)	$271,078	$(178,454)

	Year Ended March 31, 2009
	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other Subsidiaries		Consolidating	Lions Gate
	Corp.	Inc.	Guarantors	Non-guarantors	Adjustments	Consolidated
	(Amounts in thousands)
STATEMENT OF CASH FLOWS
NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	$56,435	$(256,846)	$92,006	$6,499	$—	$(101,906)

INVESTING ACTIVITIES:
Purchases of restricted investments	—	(13,989)	—	—	—	(13,989)
Proceeds from the sale of restricted investments	—	14,000	—	—	—	14,000
Acquisition of TV Guide, net of unrestricted cash acquired	—	(243,158)	—	—	—	(243,158)
Investment in equity method investees	—	—	(18,031)	—	—	(18,031)
Increase in loan receivables	—	(3,767)	(25,000)	—	—	(28,767)
Purchases of property and equipment	—	(7,549)	(191)	(934)	—	(8,674)

NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	—	(254,463)	(43,222)	(934)	—	(298,619)

FINANCING ACTIVITIES:
Exercise of stock options	2,894	—	—	—	—	2,894
Tax withholding requirements on equity awards	(3,734)	—	—	—	—	(3,734)
Repurchases of common shares	(44,968)	—	—	—	—	(44,968)
Borrowings under senior revolving credit facility	—	255,000	—	—	—	255,000
Borrowings under individual production loans	—	—	148,583	41,275	—	189,858
Repayment of individual production loans	—	—	(192,842)	(29,192)	—	(222,034)
Repayment of other financing obligations	—	(5,310)	—	(67)	—	(5,377)

NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	(45,808)	249,690	(44,259)	12,016	—	171,639

NET CHANGE IN CASH AND CASH EQUIVALENTS	10,627	(261,619)	4,525	17,581	—	(228,886)

FOREIGN EXCHANGE EFFECTS ON CASH	(1,848)	—	—	(2,380)	—	(4,228)
CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	4,474	350,581	5,899	10,635	—	371,589

CASH AND CASH EQUIVALENTS — END OF PERIOD	$13,253	$88,962	$10,424	$25,836	$—	$138,475

	Year Ended March 31, 2008
	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other Subsidiaries		Consolidating	Lions Gate
	Corp.	Inc.	Guarantors	Non-guarantors	Adjustments	Consolidated
	(Amounts in thousands)
STATEMENT OF OPERATIONS
Revenues	$397	$14,312	$1,202,129	$162,109	$(17,908)	$1,361,039
EXPENSES:
Direct operating	254	—	606,345	85,961	(31,636)	660,924
Distribution and marketing	—	1,969	563,736	70,874	(913)	635,666
General and administration	1,182	68,407	38,814	10,675	2	119,080
Depreciation and amortization	—	2	5,310	318	(130)	5,500

Total expenses	1,436	70,378	1,214,205	167,828	(32,677)	1,421,170

OPERATING INCOME (LOSS)	(1,039)	(56,066)	(12,076)	(5,719)	14,769	(60,131)

Other expenses (income):
Interest expense	—	29,235	273	1,880	(1,489)	29,899
Interest and other income	(275)	(10,684)	(748)	(1,022)	1,453	(11,276)
Gain on extinguishment of debt	—	—	(67)	(2,842)	—	(2,909)

Total other expenses (income)	(275)	18,551	(542)	(1,984)	(36)	15,714

INCOME (LOSS) BEFORE EQUITY INTERESTS AND INCOME TAXES	(764)	(74,617)	(11,534)	(3,735)	14,805	(75,845)
Equity interests income (loss)	(87,320)	(25,004)	(5,418)	(159)	110,342	(7,559)

INCOME (LOSS) BEFORE INCOME TAXES	(88,084)	(99,621)	(16,952)	(3,894)	125,147	(83,404)
Income tax provision (benefit)	(649)	422	4,378	(120)	—	4,031

NET INCOME (LOSS) ATTRIBUTABLE TO LIONS GATE ENTERTAINMENT CORP. SHAREHOLDERS	$(87,435)	$(100,043)	$(21,330)	$(3,774)	$125,147	$(87,435)

	Year Ended March 31, 2008
	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other Subsidiaries		Consolidating	Lions Gate
	Corp.	Inc.	Guarantors	Non-guarantors	Adjustments	Consolidated
	(Amounts in thousands)
STATEMENT OF CASH FLOWS
NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	$29,821	$124,361	$(48,555)	$(18,323)	$1,846	$89,150

INVESTING ACTIVITIES:
Purchases of restricted investments	—	(229,262)	—	—	—	(229,262)
Proceeds from the sale of restricted investments	—	466,641	—	—	—	466,641
Purchases of investments — equity securities	—	—	—	(4,836)	—	(4,836)
Proceeds from the sale of investments — equity securities	—	16,343	—	7,812	—	24,155
Acquisition of Mandate, net of unrestricted cash acquired	—	(45,157)	1,057	2,895	—	(41,205)
Acquisition of Maple Pictures, net of unrestricted cash acquired	—	—	—	1,753	—	1,753
Investment in equity method investees	—	(3,099)	(2,604)	(757)	—	(6,460)
Increase in loans receivable	—	(5,895)	—	—	—	(5,895)
Purchases of property and equipment	—	(1,200)	(2,178)	(230)	—	(3,608)

NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	—	198,371	(3,725)	6,637	—	201,283

FINANCING ACTIVITIES:
Exercise of stock options	1,251	—	—	—	—	1,251
Tax withholding requirements on equity awards	(5,319)	—	—	—	—	(5,319)
Repurchases of common shares	(22,260)	—	—	—	—	(22,260)
Borrowings under individual production loans	—	—	132,861	29,539	—	162,400
Repayment of individual production loans	—	—	(78,775)	(32,582)	—	(111,357)
Borrowings under other financing obligations	—	—	3,718	—	—	3,718

NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	(26,328)	—	57,804	(3,043)	—	28,433

NET CHANGE IN CASH AND CASH EQUIVALENTS	3,493	322,732	5,524	(14,729)	1,846	318,866

FOREIGN EXCHANGE EFFECTS ON CASH	(927)	(498)	—	4,497	(1,846)	1,226
CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	1,908	28,347	375	20,867	—	51,497

CASH AND CASH EQUIVALENTS — END OF PERIOD	$4,474	$350,581	$5,899	$10,635	$—	$371,589

27. Related Party Transactions
   Cerulean, LLC Transactions
     In December 2003 and April 2005 (as amended in May 2010), the Company entered into distribution agreements with Cerulean, LLC (“Cerulean”), a company in which Jon Feltheimer, the Company’s

Chief Executive Officer and Co-Chairman of the Company’s Board of Directors, and Michael Burns, the Company’s Vice Chairman and a director, each hold a 28% interest. Under the agreements, the Company obtained rights to distribute certain titles in home video and television media and Cerulean is entitled to receive royalties. During the year ended March 31, 2010, the Company paid $0.1 million to Cerulean under these agreements (2009 — nominal, 2008 — nominal).
   Icon International Transactions
     In January 2007, the Company and Icon entered into a vendor subscription agreement (the “Vendor Agreement”) with a term of five years. Under the Vendor Agreement, the Company agreed to purchase media advertising through Icon and Icon agreed to reimburse the Company for certain operating expenses as follows: (1) $763,958 during the first year of the term; (2) $786,013 during the second year of the term; (3) $808,813 during the third year of the term; (4) $832,383 during the fourth year of the term; and (5) $856,750 during the fifth year of the term (collectively, the “Minimum Annual Payment Amounts”) or at the Company’s option, the Company could elect that Icon reimburse the Company for certain operating expenses in the following amounts: (a) $1,145,936 during the first year of the term; (b) $1,179,019 during the second year of the term; (c) $1,213,219 during the third year of the term; (d) $1,248,575 during the fourth year of the term; and (e) $1,285,126 during the fifth year of the term (collectively, the “Supplemental Annual Payment Amounts”). The Company elected to be reimbursed for the Supplemental Annual Payment Amount for the first year of the term. In exchange, the Company agreed to purchase media advertising through Icon of approximately $5.6 million per year (if the Company elects to be reimbursed for the Minimum Annual Payment Amount) or approximately $8.4 million per year (if the Company elects to be reimbursed for the Supplemental Annual Payment Amount) for the five-year term. The actual amount of media advertising to be purchased is determined using a formula based upon values assigned to various types of advertising, as set forth in the Vendor Agreement. For accounting purposes, the operating expenses incurred by the Company will continue to be expensed in full and the reimbursements from Icon of such expenses will be treated as a discount on media advertising and will be reflected as a reduction of advertising expense as the media advertising costs are incurred by the Company. The Vendor Agreement may be terminated by the Company effective as of any Vendor Agreement year end with six months notice. During the year ended March 31, 2010, Icon paid $1.2 million to the Company under the Vendor Agreement (2009 — $1.2 million, 2008 — $1.4 million). During the year ended March 31, 2010, the Company incurred $7.2 million in media advertising expenses with Icon under the Vendor Agreement (2009 — $10.9 million, 2008 — $8.8 million).
     Other Transactions
     The Company recognized $2.7 million in revenue pursuant to the library and output agreement with Maple Pictures during the period from April 1, 2007 to July 17, 2007, the period in which Maple Pictures was an equity method investment (see Note 7).
     During the year ended March 31, 2010, the Company recognized $2.2 million in revenue pursuant to the five-year license agreement with Horror Entertainment, LLC (2009 — $2.9 million, 2008 — $1.8 million).
     During the year ended March 31, 2010, the Company recognized less than $0.1 million in distribution and marketing expenses paid to Roadside Attractions, LLC in connection with the release of certain theatrical titles (2009 — $4.7 million, 2008 — $3.9 million). During the year ended March 31, 2010, the Company made $3.1 million in participation payments to Roadside Attractions, LLC in connection with the distribution of certain theatrical titles (2009 — $0.3 million, 2008 — nil).
     During the year ended March 31, 2010, the Company recognized $0.6 million in interest income associated with a $7.9 million note receivable from Break.com, see Note 7 (2009 — $0.6 million, 2008 — $0.2 million).
     During the year ended March 31, 2010, the Company recognized $38.6 million of revenue from EPIX in connection with certain theatrical releases (2009 — nil, 2008 — nil). As of March 31, 2010, the Company held $11.8 million of accounts receivables from EPIX (2009 — nil, 2008 — nil).