Form 10-K/A
period 2010-03-31
LIONS GATE ENTERTAINMENT CORP /CN/
filed 2010-07-29
CIK 929351

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K/A
Amendment No. 1
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
None

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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
     As of July 23, 2010, 136,244,246 shares of the registrant’s no par value common shares were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None.

Explanatory Note
This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends Lions Gate Entertainment Corp.’s (“we,” “us,” “our,” “the Company,” or “Lionsgate”) Annual Report on Form 10-K for the year ended March 31, 2010, originally filed with the Securities and Exchange Commission (the “SEC”) on June 1, 2010 (the “Original Filing”).
This Amendment is being filed to amend the Original Filing to include the information required by Items 10 through 14 of Part III of Form 10-K, which information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K. General Instruction G(3) to Form 10-K permits the information in the above referenced items to be included in the Form 10-K filing by incorporation by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We will file our definitive proxy statement outside such 120-day period and therefore, we are filing this Amendment to include Part III information in our Form 10-K. The reference on the cover of the Original Filing to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Filing is hereby deleted.
In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Part III, Items 10 through 14 of the Original Filing are hereby amended and restated in their entirety, and Part IV, Item 15 of the Original Filing is hereby amended and restated in its entirety. This Amendment No. 1 does not amend or otherwise update any other information in the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing. This Amendment does not reflect events occurring after the filing of the Original Filing or modify or update disclosures affected by subsequent events.

FORWARD-LOOKING STATEMENTS
     This Amendment contains statements that are, or may deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act. These forward-looking statements can be identified by the use of forward-looking terminology, including the terms “may,” “intend,” “will,” “could,” “would,” “expect,” “anticipate,” “potential,” “believe,” “estimate,” “plan,” “project,” “forecast,” or the negative of these terms, as applicable, and similar expressions intended to identify forward-looking statements.
     These forward-looking statements are not guarantees of future performance — they reflect the Company’s current views with respect to future events and are based on assumptions and are subject to risks and uncertainties. Also, these forward-looking statements present our estimates and assumptions only as of the date of this Amendment. Except for our ongoing obligation to disclose material information as required by federal securities laws, we do not intend to update you concerning any new information, future revisions, events or otherwise to any forward-looking statements to reflect events or circumstances occurring after the date of this Amendment.
     Our actual results of operations, financial condition and liquidity and the development of the industry in which we operate may differ materially and adversely from what is expressed or forecasted in the forward-looking statements as a result of various important factors, including, but not limited to, the substantial investment of capital required to produce and market films and television series, increased costs for producing and marketing feature films, budget overruns, limitations imposed by our credit facilities and notes, unpredictability of the commercial success of our motion pictures and television programming, the cost of defending our intellectual property, difficulties in integrating acquired businesses, technological changes and other trends affecting the entertainment industry, and the risk factors found under the heading “Risk Factors” found in the Original Report. In addition, even if our results of operations, financial condition and liquidity, and the development of the industry in which we operate are consistent with the forward-looking statements contained in the Original Report, those results or developments may not be indicative of results or developments in subsequent periods.
     Unless otherwise indicated, all references to the “Company,” “Lionsgate,” “we,” “us,” and “our” include reference to our subsidiaries as well.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors
     The following persons currently serve as members of the Board of Directors (the “Board”) of Lions Gate Entertainment Corp. (the “Company,” “Lionsgate,” “we,” “us” or “our”). There are no family relationships among the directors or executive officers of the Company. Ages are as of July 23, 2010.
     Norman Bacal
Age: 54
Director Since: December 2004
Business Experience: Mr. Bacal has been a partner with the law firm of Heenan Blaikie LLP since 1987, and has been co-managing partner of the firm since 1997. Heenan Blaikie LLP serves as the Company’s outside Canadian counsel.
Qualifications: Mr. Bacal is considered a leading expert in taxation issues related to the Canadian and international entertainment industry. Mr. Bacal is also recognized as one of the country’s best entertainment lawyers in the Guide to the Leading 500 Lawyers in Canada published by Lexpert/American Lawyer, the Guide to the Top 100 Industry Specialists in Canada, Lexpert/Thomson Canada, and was selected by his peers to be included in the 2010 edition of The Best Lawyers in Canada (Woodward/White). This experience, coupled with his representation of the entertainment industry before the Finance Committee of the House of Commons, positions him as an invaluable advisor in the Company’s deliberations.
Residence: Toronto, Canada
     Michael Burns
Age: 51
Director Since: August 1999
Position with the Company: Mr. Burns has been our Vice Chairman since March 2000.
Business Experience: Mr. Burns served as Managing Director and Head of the Office at Prudential Securities Inc.’s Los Angeles Investment Banking Office from 1991 to March 2000.
Other Directorships: Mr. Burns is the Chairman and a co-founder of Novica.com, a private company, a director of Next Point, Inc., a private company of which the Company owns a 43% interest (“Break.com”), a director of TV Guide Entertainment Group, LLC, a private company of which the Company owns a 51% interest, and a member of the Board of Visitors of the John E. Anderson Graduate School of Management at the University of California at Los Angeles.
Qualifications: Since 1999, Mr. Burns has joined with Mr. Feltheimer in building the Company into the leading next generation filmed entertainment studio with annual revenue of approximately $1.6 billion in fiscal 2010. Through an accomplished career specialized in raising equity within the media and entertainment industry, Mr. Burns brings important business and financial expertise to the Board in its deliberations on complex transactions and other financial matters. Additionally, Mr. Burns’ extensive knowledge of and history with the Company, his financial and investment banking expertise, his in-depth understanding of our industry, his connections in the business community and relationships with our shareholders, makes Mr. Burns an invaluable advisor to the Board.
Residence: Los Angeles, California
     Arthur Evrensel
Age: 52
Director Since: September 2001
Position with the Company: Mr. Evrensel is Chairman of the Compensation Committee of the Board.
Business Experience: Mr. Evrensel has been a partner with the law firm of Heenan Blaikie LLP since 1992.
Qualifications: Mr. Evrensel is a leading counsel in entertainment law relating to television and motion picture development, production, financing and distribution, as well as in the areas of new media and video game law. Mr. Evrensel is recognized as one of Canada’s leading entertainment lawyers in the Guide to the Leading 500 Lawyers in Canada published by Lexpert/American Lawyer since 2002, the Euromoney Legal Media Group’s Guide to the World’s Leading Technology, Media & Telecommunications Lawyers since 2005, and in The Best Lawyers in Canada (Woodward/White) since its inception. This expertise, along with his in-depth understanding of our industry and his network in the business and entertainment community provide meaningful leadership for the Board.
Residence: North Vancouver, Canada
     Jon Feltheimer
Age: 58
Director Since: January 2000
Position with the Company: Mr. Feltheimer has been Co-Chairman of the Board since June 2005, and our Chief Executive Officer since March 2000.
Business Experience: Mr. Feltheimer worked for Sony Pictures Entertainment from 1991 to 1999, serving as Founder and President of

TriStar Television from 1991 to 1993, as President of Columbia TriStar Television from 1993 to 1995, and as President of Columbia TriStar Television Group and Executive Vice President of Sony Pictures Entertainment from 1995 to 1999.
Other Directorships: Mr. Feltheimer is a director of Horror Entertainment, LLC, a private company of which the Company owns a 33% interest (“FEARnet”), and a director of TV Guide Entertainment Group, LLC.
Qualifications: Since 2000 and during Mr. Feltheimer’s tenure, the Company has grown into the leading next generation filmed entertainment studio through a combination of organic growth and accretive strategic acquisitions. As our Chief Executive Officer, Mr. Feltheimer provides a critical link to management’s perspective in Board discussions regarding the businesses and strategic direction of the Company. With over 25 years of experience in the entertainment industry, Mr. Feltheimer brings an unparalleled level of strategic and operational experience to the Board, as well as an in-depth understanding of our industry and invaluable relationships in the business and entertainment community.
Residence: Los Angeles, California
     Morley Koffman, Q.C.
Age: 80
Director Since: November 1997
Position with the Company: Mr. Koffman is a member of the Audit Committee of the Board, Chairman of the Nominating and Corporate Governance Committee of the Board and a member of the Special Committee of the Board.
Business Experience: Mr. Koffman is a lawyer with the firm of Koffman Kalef LLP, where he has practiced since 1993.
Other Directorships: From 1993 to 2009, Mr. Koffman was a director and Chairman of the Corporate Governance Committee of Ainsworth Lumber Co. Ltd., a public company listed on the Toronto Stock Exchange.
Qualifications: Mr. Koffman’s has considerable strength and experience as a corporate and commercial lawyer for the past 50 years. He has also been a director and member of audit committees and corporate governance committees of several public companies over his years of practice. Mr. Koffman’s legal background and knowledge of British Columbia law and long-time service on the Audit Committee and the Nominating and Corporate Governance Committee provide the Board with the perspective of an experienced lawyer who has evaluated operational and business issues similar to those facing the Company.
Residence: Vancouver, Canada
     Harald Ludwig
Age: 55
Director Since: November 1997 to December 2004, June 2005
Position with the Company: Mr. Ludwig is Co-Chairman of the Board, Chairman of the Special Committee of the Board, Chairman of the Strategic Advisory Committee of the Board, and a member of the Compensation Committee of the Board.
Business Experience: Since 1985, Mr. Ludwig has served as President of Macluan Capital Corporation, a leveraged buy-out company.
Other Directorships: Mr. Ludwig is a director, a member of the Governance and Nominating Committee and Chairman of the Compensation Committee of West Fraser Timber Co. Limited, a public company listed on the Toronto Stock Exchange, and a director, Chairman of the Corporate Governance and Nominating Committee, and member of the Audit and Compensation Committees of Velo Energy, Inc., a public company listed on the Toronto Venture Exchange. Additionally, from 2007 to 2009, Mr. Ludwig was a director of Third Wave Acquisition Corp., a company formerly listed on the American Stock Exchange.
Qualifications: With over 30 years of business and investment experience, and as a founding partner or private equity investor in a number of North American and international private equity firms, hedge funds, mezzanine lenders, growth capital providers, distressed investment firms and real estate investment vehicles, Mr, Ludwig provides unique insight and valuable advice on business practices. Moreover, Mr. Ludwig’s practical business experience, financial and business acumen and his connections in the business community provide the Board with critical perspective on the business issues the Company faces and make him uniquely qualified to serve on the Board.
Residence: West Vancouver, Canada
     G. Scott Paterson
Age: 46
Director Since: November 1997
Position with the Company: Mr. Paterson is Chairman of the Audit Committee of the Board and a member of the Strategic Advisory Committee of the Board.
Business Experience: Mr. Paterson is Vice Chairman of NeuLion Inc., a public company listed on the Toronto Stock Exchange. In October 2008, NeuLion merged with JumpTV Inc., a company where Mr. Paterson had been Chairman since January 2002. From October 1998 to December 2001, Mr. Paterson served as Chairman and Chief Executive Officer of Yorkton Securities, Inc., which was then the leading underwriter of technology and film and entertainment companies in Canada. Mr. Paterson is also the former Chairman of the Canadian Venture Stock Exchange and a former Vice Chairman of the Toronto Stock Exchange. Mr. Paterson is a graduate of the Institute of Corporate Directors (2009) at the Rotman Business School, University of Toronto.
Other Directorships: Mr. Paterson is Chairman of Automated Benefits Corp., a public company listed on the Toronto Venture Stock Exchange. From 2003 to 2007, Mr. Paterson was a member of the Board and Audit Committee of Rand A Technology Corp., a public company then listed on the Toronto Stock Exchange, from 1994 to 2002, a member of the Board of Leitch Technology Corp., a public company then listed on the Toronto Stock Exchange, and from 2006 to 2008, a member of the Board of Pioneering Technology Corp., a public company then listed on the Toronto Venture Exchange. In addition, Mr Paterson is Chairman of the Merry Go Round Children’s

Foundation, a position he has held since he founded the charity in 1997.
Involvement in certain Legal Proceedings: In December 2001, Mr. Paterson entered into a settlement agreement with the Ontario Securities Commission in connection with conduct that was, in the view of the commission, contrary to the public interest in connection with certain corporate finance and trading activities engaged in by Mr. Paterson and the investment dealer with which he was associated. Mr. Paterson has fulfilled the terms of the settlement agreement which provided that he could not be registered under the Securities Act (Ontario) until December 19, 2003, that he make a voluntary payment to the commission of $1 million Canadian dollars and that he temporarily cease trading for a six-month period. There were no allegations of securities rule or law breaches.
Qualifications: Mr. Paterson’s investment banking background and experience with the Canadian securities industry, together with his management experience at entertainment-related companies provide the Board with significant operational and financial expertise with specific application to the entertainment industry. His varied service as a director and chairman of other public companies brings him a wide range of knowledge surrounding strategic transactions, board of director oversight, corporate responsibility, and Canadian securities regulations that is valuable to the Board when considering recommendations and decisions for the Company.
Residence: Toronto, Canada
     Mark H. Rachesky, M.D.
Age: 51
Director Since: September 2009
Position with the Company: Dr. Rachesky is a member of the Strategic Advisory Committee of the Board.
Business Experience: Dr. Rachesky is a co-founder and the President of MHR Fund Management LLC (founded in 1996) and affiliates, investment managers of various private investment funds that invest in inefficient market sectors, including distressed investments and special situation equities. Dr. Rachesky holds an M.B.A. from the Stanford University School of Business, an M.D. from the Stanford University School of Medicine, and a B.A. from the University of Pennsylvania.
Other Directorships: Dr. Rachesky is the non-executive Chairman of the Board of Directors, member of the Executive Committee and Chairman of the Compensation Committee of Loral Space & Communications Inc., a public company listed on the NASDAQ stock market, the non-executive Chairman of the Board of Telesat Canada, the non-executive Chairman of the Board, Chairman of the Nominating and Corporate Governance Committee and member of the Compensation Committee of Leap Wireless International, Inc., a public company listed on the NASDAQ stock market, and a director, Chairman of the Governance and Nominating Committee, member of the Compensation Committee and member of the Executive Committee of Emisphere Technologies, Inc., a company listed on the Over the Counter Bulletin Board, and a member of the Board of Directors of Nations Health, Inc., a private company. Additionally, from 2005 to 2009, Dr. Rachesky served as a member of the Board of Directors of NationsHealth, Inc. and from 1999 to 2008, Dr. Rachesky served as a member of the Board of Directors of Neose Technologies, Inc.
Qualifications: Dr. Rachesky has demonstrated leadership skills as well as extensive financial expertise and broad-based business knowledge and relationships. In addition, as the President of MHR Fund Management LLC, with a demonstrated investment record in companies engaged in a wide range of businesses over the last 15 years, together with his experience as chairman and director of other public and private companies, Dr. Rachesky brings to the Board broad and insightful perspectives relating to economic, financial and business conditions affecting the Company and its strategic direction.
Letter Agreement: On July 9, 2009, we entered into a letter agreement with Dr. Rachesky in which we agreed to, among other things, name Dr. Rachesky to our slate of nominees for election to the Board at the Company’s 2009 Annual General Meeting of Shareholders. On September 15, 2009, Dr. Rachesky was elected to the Board.
Residence: New York, New York
     Daryl Simm
Age: 49
Director Since: September 2004
Position with the Company: Mr. Simm is a member of the Compensation Committee of the Board and the Nominating and Corporate Governance Committee of the Board.
Business Experience: Since 1998, Mr. Simm has been Chairman and Chief Executive Officer of Omnicom Media Group, a division of Omnicom Group, Inc., of which he is an officer.
Qualifications: During his career, Mr. Simm has played a leading role in the decoupling of media services from ad agencies, resulting in the best media values and cost shares for clients. Under Mr. Simm’s tenure at Omnicom, the company has been honored as the world’s most creative media agency for four consecutive years by The Gunn Report for Media, which evaluates global media creativity. Additionally, Mr. Simm has received numerous industry awards over the years, including “Media Maven” by Advertising Age and the Media Executive of the Year and Media Innovator Awards. This knowledge and experience in leading a highly successful, entrepreneurial, creative-led agency provides meaningful leadership in these areas to the Board.
Residence: Scarsdale, New York
     Hardwick Simmons
Age: 70
Director Since: June 2005
Position with the Company: Mr. Simmons is a member of the Strategic Advisory Committee of the Board, the Nominating and Corporate Governance Committee of the Board and the Special Committee of the Board.

Business Experience: From February 2001 to June 2003, Mr. Simmons served first as Chief Executive Officer and then as Chairman and Chief Executive Officer at The NASDAQ Stock Market Inc. From May 1991 to December 2000, Mr. Simmons served as President and Chief Executive Officer of Prudential Securities Incorporated.
Other Directorships: Mr. Simmons is currently the lead director, Chairman of the Audit Committee and a member of the Corporate Governance, Nominating and Compensation Committee for Raymond James Financial, a company listed on the New York Stock Exchange, the non-executive Chairman of Stonetex Corp., a private company, and a director of Invivoscribe, Inc., a private company. Additionally, from 2007 to 2009, Mr. Simmons was a director of Geneva Acquisition Corp., a company listed on the American Stock Exchange.
Qualifications: Mr. Simmons, through an accomplished career overseeing one of the largest equity securities trading markets in the world and other large complex financial institutions, brings important business and financial expertise to the Board in its deliberations on complex transactions and other financial matters. In addition, his broad business knowledge, connections in the business community, and valuable insight regarding investment banking and regulation is relevant to the Board’s oversight of the Company’s business.
Residence: Marion, Massachusetts
     Brian V. Tobin
Age: 55
Director Since: January 2004
Position with the Company: Mr. Tobin is a member of the Strategic Advisory Committee of the Board and the Special Committee of the Board.
Business Experience: Mr. Tobin is currently the President of BVT Associates Inc., a consulting company, a Senior Business Advisor with Fraser Milner Casgrain LLP in Toronto, Canada, and is Special Advisor for the Canadian Youth Business Foundation. Mr. Tobin has been a consultant since 2002.
Other Directorships: Mr. Tobin is a director and member of the Human Resources & Compensation Committee of Aecon Group Inc., a public company listed on the Toronto Stock Exchange, Vice Chairman of the Board of Directors and a member of the Audit Committee of Consolidated Thompson — Lundmark Gold Mines Ltd., a public company listed on the Toronto Stock Exchange, and Chairman of the Board of Directors and a member of the Compensation, Nominating and Corporate Governance Committee of New Flyer Industries Inc., a public company listed on the Toronto Stock Exchange. Mr. Tobin is also a director of Canpages Inc. and Marport Canada, Inc., both private companies.
Qualifications: Prior to 2002, Mr. Tobin has held numerous political positions in Canada, both federal and provincial, including as Federal Minister of Industry from October 2000 to January 2002, and Premier of Newfoundland and Labrador from 1996 to 2000. As a former politician and current consultant, Mr. Tobin brings a distinctive ability to advise the Board on Canadian public policy issues that may affect the Company and its reputation. From this experience, in addition to his past and present directorship experience, Mr. Tobin provides meaningful leadership in these areas and with respect to the implementation of Canadian government’s regulation of the Company’s business.
Residence: Manotick, Ontario
     Phyllis Yaffe
Age: 61
Director Since: September 2009
Position with the Company: Ms. Yaffe is a member of the Audit Committee of the Board.
Business Experience: From June 2005 to December 2007, Ms. Yaffe was Chief Executive Officer and a member of the board of directors of Alliance Atlantis Communications, a media company for whom she has worked in several capacities since 1998. The Company was acquired in 2007 by CanWest Global Communications, an affiliate of Goldman Sachs.
Other Directorships: Ms. Yaffe is Lead Director, the Chair of the Nominating and Governance Committee and a member of the Salary and Organization Committee of Torstar Corporation, a public company listed on the Toronto Stock Exchange, a director of Astral Media, Inc., a public company listed on the Toronto Stock Exchange, and the Chair of the Board of Cineplex Entertainment LP. The units of Cineplex Galaxy Income Fund, which owns approximately 99.6% of Cineplex Entertainment LP, are traded on the Toronto Stock Exchange. Ms. Yaffe is also Chair of the Board of Governors of Ryerson University, is on the Executive Board of Governor’s of the World Wildlife Fund Canada, and the Chair of Women Against Multiple Sclerosis (Canada).
Qualifications: Ms. Yaffe has extensive experience in the entertainment industry. At Alliance Atlantis, Ms. Yaffe was responsible for overseeing worldwide operations, including all of its Canadian specialty television channels, its international television distribution business and the hit CSI franchise. In 1999, Ms. Yaffe was selected as the Canadian Women in Communications Woman of the Year, and received the Lifetime Achievement Award from Women in Film and Television in April 2000. In 2006, Ms. Yaffe was included in the Women’s Executive Network’s list of Canada’s 100 Most Powerful Women and in November 2007, she was inducted into the Canadian Association of Broadcasters’ Broadcast Hall of Fame. Ms. Yaffe brings the Company new broadcast expertise as it continues its successful diversification into television production and broadcasting.
Residence: Toronto, Canada
Executive Officers
     The following is a list of our executive officers followed by their biographical information (other than for Messrs. Feltheimer and

Burns, whose biographical information appears above). Ages are as of July 23, 2010.

Name	Age	Position
Jon Feltheimer	58	Chief Executive Officer and Co-Chairman
Michael Burns	51	Vice Chairman and Director
Steven Beeks	53	President and Co-Chief Operating Officer
Joseph Drake	49	Co-Chief Operating Officer and President, Motion Picture Group
James Keegan	52	Chief Financial Officer and Chief Administrative Officer
Wayne Levin	47	General Counsel and Executive Vice President, Corporate Operations
     Steven Beeks. Mr. Beeks has been our Chief Operating Officer since April 2007, Co-Chief Operating Officer since September 2007, President since July 2006 and President of Lions Gate Entertainment Inc., our wholly owned subsidiary, since December 2003. From January 1998 until December 2003, Mr. Beeks served as President of Artisan Home Entertainment Inc.
     Joseph Drake. Mr. Drake has been our Co-Chief Operating Officer and President, Motion Picture Group, since September 2007. From March 2001 to September 2007, Mr. Drake was the President of Mandate Pictures, LLC (“Mandate Pictures”), a worldwide independent film producer, financier and distributor. We acquired Mandate Pictures in September 2007.
     James Keegan. Mr. Keegan has been our Chief Financial Officer since September 2002 and our Chief Administrative Officer since April 2002. From September 1998 to April 2002, Mr. Keegan was the Chief Financial Officer of Artisan Entertainment Inc. From April 1989 to March 1990, Mr. Keegan was Controller of Trimark Holdings, Inc. and from March 1990 to August 1998, he was the Chief Financial Officer of Trimark Holdings, Inc.
     Wayne Levin. Mr. Levin has been our Executive Vice President, Corporate Operations since February 2004 and our General Counsel since November 2000. Previously, Mr. Levin had been our Executive Vice President, Legal and Business Affairs since November 2000. Mr. Levin worked for Trimark Holdings, Inc. from September 1996 to November 2000, first as Director of Legal and Business Affairs from 1996 to 1998, and then as General Counsel and Vice President from 1998 to 2000.
Appointment of Executive Officers
     Our officers are appointed and serve at the discretion of the Board. The employment agreements for the Named Executive Officers (as defined under Item 11, Executive Compensation below) are described in Executive Compensation Information — Description of Employment Agreements — Salary and Bonus Amounts below.
Section 16(a) Beneficial Ownership Compliance
     Section 16(a) of the Exchange Act requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. These persons are required by the Exchange Act to furnish us with copies of all Section 16(a) forms they file. As an administrative matter, we assist our executive officers and directors by monitoring transactions and filing Section 16 reports on their behalf. Based solely on a review of the copies of such forms we received, or written representations from certain reporting persons that no forms were required for those persons, we believe that during fiscal 2010, our executive officers, directors and greater than 10% beneficial owners complied with all applicable Section 16(a) filing requirements.
Codes of Conduct and Ethics
     We have a Code of Business Conduct and Ethics that applies to all our directors, officers and employees, and a Code of Ethics for Senior Financial Officers that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. Each of these codes is available in the Investors/Governance Documents section on our website at www.lionsgate.com, or may be obtained in print, without charge, by any shareholder upon request to our Corporate Secretary. We will disclose on our website when there have been waivers of, or amendments to, either code that applies to our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer or persons performing similar functions.

Role of the Board
     The Board reviews and regularly monitors the effectiveness of the Company’s fundamental operating, financial and other business plans, policies and decisions, including the execution of its strategies and objectives, and seeks to enhance shareholder value over the long term. The key practices and procedures of the Board are outlined in our Corporate Governance Guidelines available on the Investors/Governance Documents section of our website at www.lionsgate.com.
Board Committees and Responsibilities
     The Board has a standing Audit Committee, Compensation Committee, Nominating and Corporate Governance Committee and Strategic Advisory Committee. The table below provides current membership information for our standing committees, as well as meeting information for such committees.

Nominating and
Corporate
		Compensation	Governance	Strategic Advisory
Name	Audit Committee	Committee	Committee	Committee
Norman Bacal *

Michael Burns

Arthur Evrensel *

Jon Feltheimer

Morley Koffman *

Harald Ludwig *

G. Scott Paterson *

Mark H. Rachesky, M.D. *

Daryl Simm *

Hardwick Simmons *

Brian V. Tobin *

Phyllis Yaffe *

*	Independent Director Chairman Member Financial Expert
     Audit Committee

Number of Members:	3

Members:	G. Scott Paterson, Chairman
Morley Koffman
Phyllis Yaffe
     Messrs. Paterson (Chairman), Koffman and Ms. Yaffe are the current members of the Audit Committee. Ms. Yaffe joined the Audit Committee in September 2009 and Mr. Tobin resigned as a member of the committee in February 2010. The Audit Committee is governed by a written charter adopted by the Board, as amended on May 27, 2010. The full text of the charter is available in the Investors/Governance Documents section on our website at www.lionsgate.com, or may be obtained in print, without charge, by any shareholder upon request to our Corporate Secretary.
     Pursuant to its charter, the duties and responsibilities of the Audit Committee include, among other things, the following:
•	overseeing the integrity of the Company’s financial statements;

•	overseeing the Company’s compliance with legal and regulatory requirements;

•	overseeing the independent auditor’s qualifications and independence;

•	overseeing the performance of the Company’s internal audit function and independent auditor; and

•	preparing the reports required by applicable SEC and Canadian securities commissions disclosure rules.
     The Board has determined that each member of the Audit Committee qualifies as an “independent” director under the New York Stock Exchange (the “NYSE”) listing standards and the enhanced independence standards applicable to audit committees pursuant to Rule 10A-3(b)(1) under the Exchange Act. Additionally, the Board has determined that Mr. Paterson is a “financial expert” under NYSE listing standards, applicable SEC rules and Canadian securities laws, regulations, policies and instruments.
     Compensation Committee

Number of Members:	3

Members:	Arthur Evrensel, Chairman
Harald Ludwig
Darryl Simm
     Messrs. Evrensel (Chairman), Ludwig and Simm are the current members of the Compensation Committee. The Compensation Committee is governed by a written charter adopted by the Board, as amended on May 27, 2010. The full text of the charter is available in the Investors/Governance Documents section on our website at www.lionsgate.com, or may be obtained in print, without charge, by any shareholder upon request to our Corporate Secretary.
     Pursuant to its charter, the duties and responsibilities of the Compensation Committee include, among other things, the following:
•	reviewing, evaluating and making recommendations to the Board with respect to management’s proposals regarding the Company’s overall compensation policies;

•	evaluating the performance of and reviewing and approving the level of compensation for our Chief Executive Officer and Vice Chairman;

•	in consultation with our Chief Executive Officer, considering and approving the compensation arrangements for the other executive officers and employees of the Company with compensation arrangements that meet the requirements for Compensation Committee review;

•	reviewing and recommending for adoption by the Board incentive compensation plans and equity compensation plans and administering such plans and approve award grants thereunder to eligible persons; and

•	reviewing and recommending to the Board compensation for the Board and committee members.
     The Compensation Committee may form subcommittees and delegate to its subcommittees such power and authority as it deems appropriate, but no subcommittee will have final decision-making authority on behalf of the Board unless so authorized. The Compensation Committee has no current intention to delegate any of its authority to any subcommittee. Our executive officers, including the Named Executive Officers, do not have any role in determining the form or amount of compensation paid to the Named Executive Officers and our other senior executive officers. However, our Chief Executive Officer makes recommendations to the Compensation Committee with respect to compensation paid to the other executive officers.
     Pursuant to its charter, the Compensation Committee is also authorized to retain independent compensation consultants and other outside experts or advisors as it believes to be necessary or appropriate to carry out its duties. In fiscal 2010, the Compensation Committee retained Mercer (US), Inc. (“Mercer”) a consulting firm specializing in executive compensation matters, to assist the committee in evaluating the Company’s compensation programs, policies and objectives, and to provide advice and recommendations on the amount and form of executive and director compensation. The decision to engage Mercer was made by the Compensation Committee and approved by the Board.
     See Item 11, Executive Compensation for additional discussion of the Compensation Committee’s role and responsibilities.
     The Board has determined that each member of the Compensation Committee qualifies as an “independent” director under the NYSE listing standards.

     Nominating and Corporate Governance Committee

Number of Members:	3

Members:	Morley Koffman, Chairman
Darryl Simm
Hardwick Simmons
     Messrs. Koffman (Chairman), Simm and Simmons are the current members of the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee is governed by a written charter adopted by the Board, as amended on May 27, 2010. The full text of the charter is available in the Investors/Governance Documents section on our website at www.lionsgate.com, or may be obtained in print, without charge, by any shareholder upon request to our Corporate Secretary.
     Pursuant to its charter, the duties and responsibilities of the Nominating and Corporate Governance Committee include, among other things, the following:
•	identifying individuals qualified to become members of the Board, consistent with criteria approved by the Board, including those recommended by our shareholders;

•	selecting, or recommending that the Board select, the director nominees for each annual meeting of shareholders;

•	developing and recommending to the Board a set of corporate governance guidelines applicable to the Company; and

•	overseeing the evaluation of the Board and management.
     The Board nominates directors for election at each annual meeting of stockholders and elects new directors to fill vacancies when they arise. The Nominating and Corporate Governance Committee has the responsibility to identify, evaluate, recruit and recommend qualified candidates to the Board for nomination or election. In considering candidates for the Board, the Nominating and Corporate Governance Committee reviews the entirety of each candidate’s credentials. In particular, the committee’s assessment of potential candidates for election includes, but is not limited to, consideration of: (i) relevant knowledge and diversity of background and experience; (ii) understanding of the Company’s business; (iii) roles and contributions valuable to the business community; (iv) personal qualities of leadership, character, judgment and whether the candidate possesses and maintains throughout service on the Board a reputation in the community at large of integrity, trust, respect, competence and adherence to the highest ethical standards; (v) whether the candidate is free of conflicts and has the time required for preparation, participation and attendance at all meetings; (vi) compatibility with our Chief Executive Officer, senior management and the culture of the Board; and (vii) other factors deemed relevant. With regard to diversity, the Company is committed to considering candidates for the Board regardless of gender, ethnicity and national origin.
     The Nominating and Corporate Governance Committee assesses the Board’s current and anticipated strengths and needs based upon the Board’s then-current profile and the Company’s current and future needs, and screens the slate of candidates to identify the individuals who best fit the criteria listed above. During the selection process, the Nominating and Corporate Governance Committee seeks inclusion and diversity within the Board. Although we do not currently have a policy with regard to the consideration of diversity in identifying candidates for election to the board, the Nominating and Corporate Governance Committee recognizes the benefits associated with a diverse board, and takes diversity considerations into account when identifying candidates. The Nominating and Corporate Governance Committee utilizes a broad conception of diversity, including diversity of professional experience, employment history, prior experience on other boards of directors, and more familiar diversity concepts such as race, gender and national origin. These factors, and others considered useful by the Nominating and Corporate Governance Committee, will be reviewed in the context of an assessment of the perceived needs of the Board at a particular point in time. Prior to the nomination of a new director, the Nominating and Governance Committee follows prudent practices, such as interviews of the potential nominee conducted by members of the Board and senior management.
     For instructions on how shareholders may submit recommendations for director nominees to the Nominating and Corporate Governance Committee, see Shareholder Communications below.
     The Board has determined that each member of the Nominating and Corporate Governance Committee qualifies as an “independent” director under the NYSE listing standards.
     Strategic Advisory Committee

Number of Members:	5

Members:	Harald Ludwig, Chairman
G. Scott Paterson
Mark H. Rachesky, M.D.
Hardwick Simmons
Brian V. Tobin

     Messrs. Ludwig (Chairman), Paterson, Rachesky, Simmons and Tobin are the current members of the Strategic Advisory Committee. Dr. Rachesky joined as a member of the committee in September 2009.
     The Strategic Advisory Committee is responsible for reviewing the Company’s strategic plan, meeting with management on a periodic basis to review operations against the plan, as well as overseeing preliminary negotiations regarding strategic transactions and, when applicable, acting as a pricing and approval committee on certain transactions.
     Each member of the Strategic Advisory Committee qualifies as an “independent” director under the NYSE listing standards.
     Special Committee

Number of Members:	4

Members:	Harald Ludwig, Chairman
Morley Koffman
Hardwick Simmons
Brian V. Tobin
     In March 2009, the Board created the Special Committee consisting of Messrs. Koffman, Ludwig, Simmons and Tobin to review and evaluate strategic alternatives and consider the best interests of all of our shareholders in light of discussions with certain Company shareholders. Each member of the Special Committee is an “independent” director under the NYSE listing standards.
Shareholder Communications
     Shareholders and interested parties who would like to communicate with the Board may do so by writing to any or all non-employee directors, care of our Corporate Secretary, at either of our principal executive offices. The complete text of our Policy on Shareholder Communications is available in the Investors/Governance Documents section on our website at www.lionsgate.com. Our Corporate Secretary will log in all shareholder and interested party correspondence and forward to the director addressee(s) all communications that, in his judgment, are appropriate for consideration by the directors. Any director may review the correspondence log and request copies of any correspondence. Examples of communications that would be considered inappropriate for consideration by the directors include, but are not limited to, commercial solicitations, trivial, obscene, or profane items, administrative matters, ordinary business matters, or personal grievances. Correspondence that is not appropriate for board of director review will be handled by our Corporate Secretary. All appropriate matters pertaining to accounting or internal controls will be brought promptly to the attention of the Chairman of the Audit Committee.
     Shareholder recommendations for director nominees are welcome and should be sent to our General Counsel at 2700 Colorado Avenue, Suite 200, Santa Monica, California 90404, who will forward such recommendations to the Chairman of the Nominating and Corporate Governance Committee. At the time a shareholder makes a recommendation the shareholder must provide:
•	the name and address of the shareholder who makes the recommendation and of the candidate(s);

•	all information about the candidate(s) that we would be required to disclose in a proxy statement in accordance with the Exchange Act;

•	certification of whether the candidate meets the requirements to be
•	independent under the NYSE listing standards,

•	unrelated under the British Columbia Act,

•	a non-management director under Rule 16b-3 of the Exchange Act, and

•	an outside director under Section § 162(m) of the Internal Revenue Code;
•	proof of the candidate’s consent to serve on the Board if nominated and elected;

•	proof of the candidate’s agreement to complete, upon request, any questionnaire(s) customary for the Company’s directors; and

•	if a shareholder recommending a candidate is not a record holder the shareholder must provide evidence of eligibility as set forth in Exchange Act Rule 14a-8(b)(2).

     The Nominating and Corporate Governance Committee will evaluate candidates recommended by shareholders in the same manner as candidates recommended by other sources, using criteria, if any, developed by the committee and approved by the Board, from time to time.
     Our policy on shareholder and interested party communications may be amended at any time with the consent of the Nominating and Corporate Governance Committee.
Indebtedness of Directors and Executive Officers
     None of our directors or executive officers, and none of the associates or affiliates of any of the foregoing, are currently indebted to the Company or were indebted to the Company at any time since the beginning of the Company’s most recently completed fiscal year.

ITEM 11. EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
     This Compensation Discussion and Analysis is designed to provide stockholders with an understanding of the Company’s executive compensation philosophy and objectives as well as the analysis that the Compensation Committee performs in setting executive compensation. In doing so, it describes the material elements of compensation awarded to, earned by or paid to the individuals who served as our principal executive officer or our principal financial officer during fiscal 2010, and our three other most highly compensated executive officers (the “Named Executive Officers”). During fiscal 2010, the Named Executive Officers were:
•	Jon Feltheimer, our Chief Executive Officer and Co-Chairman;

•	Michael Burns, our Vice Chairman and Director;

•	Steven Beeks, our Vice President, President and Co-Chief Operating Officer;

•	Joseph Drake, our Co-Chief Operating Officer and President, Motion Picture Group; and

•	James Keegan, our Chief Financial Officer and Chief Administrative Officer.
Executive Compensation Program Objectives
     The goal of the Company’s executive compensation program is to facilitate the creation of long-term value for the Company’s shareholders by attracting, motivating, and retaining qualified senior executive talent. To this end, the Company has designed and administered the Company’s compensation program to appropriately reward its executives for sustained financial and operating performance, to align their interests with those of the Company’s shareholders, and to encourage them to remain with the Company for long and productive careers. To achieve alignment with shareholder interests, the Compensation Committee believes that the Company’s compensation program provides significant, but appropriate, rewards for outstanding performance. The majority of the Company’s senior executives’ compensation is “at risk” in the form of annual and long-term incentive awards that are paid, if at all, based upon Company and individual performance. The Compensation Committee’s general philosophy is that bonus and equity compensation should fluctuate with the Company’s success in achieving financial and other goals, and that the Company should continue to use long-term compensation such as restricted share units, share appreciation rights (“SARs”) and stock options to align shareholders’ and executives’ interests. While a significant portion of compensation may fluctuate with annual results, the total program is structured to emphasize long-term performance and sustained growth in shareholder value. The Compensation Committee views the executive compensation program as one in which the individual components combine together to create a total compensation package for each Named Executive Officer that achieves these objectives and has a targeted value at approximately the 25th percentile of total direct compensation of the peer group companies identified below.
Process for Determining Executive Compensation
Role of the Compensation Committee
     The Company’s executive compensation program is administered by the Compensation Committee. The Compensation Committee, working with management, determines and implements the Company’s executive compensation philosophy, structure, policies and programs, and administers and interprets the Company’s compensation and benefit plans.
Role of Management
     Throughout the year, the Compensation Committee requests various types of information from management, in order to align the design and operation of the executive compensation programs with the Company’s business strategies and objectives. At various times during fiscal 2010, our Chief Executive Officer and our Chief Operating Officers were invited by the Compensation Committee to attend relevant portions of the Compensation Committee meetings in order to provide information and answer questions regarding the Company’s strategic objectives and financial performance that impact the Compensation Committee’s functions. Generally, these Named Executive Officers make recommendations to the Compensation Committee with respect to salary, bonus, and long-term incentive awards for other executive officers (other than themselves), based on competitive market information described below, the Company’s compensation strategy, their subjective assessment of the particular executive’s individual performance, and the experience level of the particular executive. The Compensation Committee discusses with the Named Executive Officer his recommendations and either approves or modifies the recommendations in its discretion. None of the Named Executive Officers are members of the Compensation Committee or otherwise have any role in determining their own compensation. The Compensation Committee reports to the Board on all compensation matters regarding our executives and other key salaried employees.
Role of Compensation Consultant
     During fiscal 2010, the Compensation Committee retained the services of Mercer, outside compensation consultants, to assist the committee in evaluating the Company’s compensation programs, policies and objectives, and to provide advice and recommendations on the amount and form of executive and director compensation. In addition to discussing their review with the Compensation Committee, Mercer also contacted members of senior management and employees in our human resources and legal departments to obtain historical data and insight into the Company’s business strategy and compensation practices.
     Mercer reviewed and used the Entertainment Industry Survey created by third-party compensation firm Towers Perrin to assess the Company’s executive compensation levels for the top ranking executive offices of the Company, relative to the market. The Towers Perrin survey included a competitive review and analysis of base salary, total cash compensation and total direct compensation for the highest ranking 20 executive officers of the Company, matched by total compensation and level relative to the Company’s identified peer group. This peer group is periodically reviewed and updated by the Compensation Committee, to ensure that it consists of companies against which the Compensation Committee believes the Company competes for talent. In selecting the fiscal 2010 peer group companies, the Compensation Committee focused on companies that are similar to the Company in terms of industry and business characteristics. Accordingly, for fiscal 2010, for the purpose of benchmarking our executive compensation, the Compensation Committee compared the Company’s compensation with that of the following U.S.-based entertainment companies:

ABC	CBS Corporation
Discovery Communications, Inc.	DreamWorks Animation SKG, Inc.
Fox Networks Group	HBO
Metro-Goldwyn-Mayer, Inc.	MTV Networks
NBC Universal	Paramount Pictures Corporation
Showtime	Sony Pictures Entertainment
Turner Broadcasting	Twentieth Century Fox
The Walt Disney Company	Warner Bros.
     This peer group was chosen because it represents the public entertainment and media-related companies with which the Company generally competes for both business and executive talent. The Towers Perrin report provided historical and prospective total compensation components for each executive officer as compared to similarly situated executives within the peer group. The data from the report was complied and reviewed by Mercer for their analysis. Utilizing Mercer’s conclusions, the Compensation Committee then evaluated the amount and proportions of base pay, annual incentive pay and long-term compensation, as well as the targeted total compensation value for the Company’s executive officers. In general, compensation data for positions included in the survey reflected compensation of executives within networks and studios. Mercer provided data for peer executives with the same position as the Company’s executive where available and provided data for peer executives at a level similar to the Company’s executive when a position match was not available.
     Mercer determined that the Company’s executive pay levels are generally below the 25th percentile of the Towers Perrin market data in terms of base salary, total cash compensation and total direct compensation, which is consistent with the Compensation Committee’s targeted value for total direct compensation. As used in this discussion, the term “total direct compensation” means the aggregate amount of the executive’s base salary, annual incentive bonus, and long-term equity incentive awards based on the grant-date fair value of such awards, as determined under the accounting principles used in the Company’s financial reporting. The Compensation

Committee believes that this level is appropriately conservative as the Company is smaller than most of the peer group companies, in terms of market capitalization and market value. Because the Compensation Committee generally determines the target value of the executive compensation program based on an assessment of the compensation paid by the peer group companies, the Company does not generally factor in amounts realized from prior compensation paid to the Named Executive Officers.
Executive Compensation Components
     The Company’s executive compensation program is generally based on three components, which are designed to be consistent with the Company’s compensation philosophy:
(1)	base salary;

(2)	annual incentive bonuses; and

(3)	long-term incentive awards, including awards of restricted share units, SARs and stock options that are subject to time-based and/or performance-based vesting.
     The Company also provides certain perquisites and personal benefits to the Named Executive Officers pursuant to their employment agreements, and severance benefits if the Named Executive Officer’s employment terminates under certain circumstances. In structuring executive compensation packages, the Compensation Committee considers how each component of compensation promotes retention and/or motivates performance by the executive. The rationale for providing each component of compensation is discussed in more detail in the sections below. Our compensation packages are designed to promote teamwork, initiative and resourcefulness by key employees whose performance and responsibilities directly affect our results of operations.
     Base Salary
     We provide our executive officers and other employees with an annual base salary to compensate them for the scope of their responsibilities, the complexity of the tasks associated with their position within the Company, their skill set and their performance during the year. Base salaries are not generally reviewed or increased annually — they are established when we hire an executive officer, based on market benchmarks for the position that are available at the time the executive commences employment. In determining base salary, the Compensation Committee primarily considers market data and compensation levels of executive officers of companies in competing businesses, an internal review of the executive’s compensation, both individually and relative to other executive officers, and the individual performance of the executive. We also consider the recommendations of our Chief Executive Officer for other executive officers. For the reasons set forth above, our philosophy has been to establish base salaries that are generally below the market 25th percentile of such salaries at our peer companies, with the majority of the executive’s compensation being delivered in the form of incentive compensation tied directly to shareholder value creation. The Compensation Committee believes that the base salary levels of the Named Executive Officers and the other executive officers generally are reasonable in view of competitive practices, the Company’s performance and the contribution of those officers relative to that performance.
     Generally, base salaries along with perquisites and personal benefits are intended to attract and retain highly qualified executives. These are the elements of our executive compensation program where the value of the benefit in any given year is not dependent on performance and the marketplace (although base salary amounts and benefits determined by reference to base salary may increase from year to year depending on performance, among other things). We believe that in order to attract and retain top executives, we need to provide them with certain predictable compensation levels that reward their continued service. The Compensation Committee’s philosophy has been to set the base salary levels of the Named Executive Officers at or slightly below the median salary level paid to similarly situated executives at our peer companies.
     During fiscal 2010, the Compensation Committee did not approve any changes to base salaries for the Named Executive Officers as set forth in their respective employment agreements.

     Annual Incentive Bonuses
     Annual incentive bonuses are primarily intended to motivate the Named Executive Officers to reward and motivate executives to achieve annual financial, operational and individual performance objectives and focus on promotion of/contribution to achievement of the Company’s business strategy. The Company has entered into employment agreements with each of the Named Executive Officers that generally provide for bonuses to be determined in the discretion of the Compensation Committee, as recommended by our Chief Executive Officer (other than for himself), based on the performance measures set forth in the employment agreement. Although annual incentive bonuses are primarily based on individual and corporate performance, in some circumstances, the Compensation Committee may provide additional discretionary bonus awards. The Compensation Committee believes that discretionary bonuses, where warranted, can be effective in motivating, rewarding and retaining our executive officers. Annual incentive bonus payments are typically paid in June based on performance for the prior fiscal year. For the reasons set forth above, our philosophy has been to establish annual incentive bonuses that are generally below the market 25th percentile of such bonuses at our peer companies.
     In addition to their annual incentive bonus awards, Messrs. Feltheimer and Burns would be entitled to “stock price bonuses” pursuant to their employment agreements if the volume-weighted average of the median price of our common shares exceeds certain thresholds over a six-month period. We believe that the stock price bonus provides an effective incentive to these executives to enhance Company performance in a way that is directly tied to the creation of value for our shareholders. No such bonuses were granted in fiscal 2010. For more information on these bonuses, see the descriptions of the employment agreements for Messrs. Feltheimer and Burns under Description of Employment Agreements — Salary and Bonus Amounts below.
     For fiscal 2010, the Compensation Committee approved the following annual incentive bonuses to be awarded to each of the Named Executive Officers. In each case, the bonuses were determined by the Compensation Committee in its discretion based on its subjective assessment of the achievement of the various performance objectives noted below. Except as expressly noted below, no specific financial performance targets or other objective performance criteria were established by the Compensation Committee for purposes of determining bonuses to be awarded to the Named Executive Officers. Rather, the Compensation Committee noted the actual performance of the Company or the individual executive, as applicable, and made a subjective determination as to the level of that performance.
     Jon Feltheimer and Michael Burns
     The bonus amounts for Messrs. Feltheimer and Burns were determined based on, as appropriate, review of certain of the following criteria adopted by the Compensation Committee (with no emphasis to be derived from the order in which they appear):
•	the Company’s fiscal 2010 earnings before interest, income tax provision, depreciation and amortization, equity interests, and gains or losses on extinguishment of debt and the sale of equity securities (“EBITDA”);

•	the Company’s revenue and bottom line performance;

•	the Company’s ability to pay such bonus;

•	the Company’s free cash flow levels;

•	the Company’s debt reduction;

•	growth of the Company’s core library asset;

•	an informal formula of 100% of base salary, if annual targets are met; and

•	consideration of other criteria identified below, such as transformative transactions and initiatives completed by the Company which may result in general long-term growth of the business.
     In reviewing such criteria, the Compensation Committee noted, among other things, that the Company’s businesses generally performed well in fiscal 2010, despite a difficult retail environment. The Company generated record library revenue of $323 million and cash flow of approximately $110 million in fiscal 2010, despite a challenging marketplace. Moreover, in April 2010, the Company announced that its adjusted EBITDA would be $115 million rather than the $75 million in its initial guidance. Consequently, the Company ended the 2010 fiscal year with a record adjusted EBITDA performance of $129 million, 70% higher than its initial forecast.

     For these purposes, adjusted EBITDA represents EBITDA, as defined above, adjusted for stock-based compensation, EBITDA attributable to non-controlling interest, certain non-recurring charges and non-risk prints and advertising expense. Stock-based compensation represents compensation expenses associated with stock options, restricted share units and stock appreciation rights. Non-recurring charges represent legal and other professional fees associated with a shareholder activist matter. Non-risk prints and advertising expense represents the amount of theatrical marketing expense for third party titles that the Company funded and expensed for which a third party provides a guarantee that such expense will be recouped from the performance of the film (i.e., there is no risk of loss to the Company) net of an amount of the estimated amortization of participation expense that would had been recorded if such amount had not been expensed.
     Additionally, the Compensation Committee noted that the Company’s television business has grown at a compound annual rate of more than 40% over the last eleven years, and in fiscal 2010, its revenue grew approximately 58%, from $222 million to $351 million. Indeed, in fiscal 2010, the Company’s diversified portfolio of television businesses encompassed more than 15 shows on ten different networks spanning production, distribution and syndication. The Company also continued its leadership as a creator of distinctive original programming for cable networks, as Weeds, Mad Men, Nurse Jackie and Blue Mountain State were all renewed for new seasons (their sixth, fourth, third and second seasons, respectively). The Company’s prime time roster continued to win critical recognition and acclaim as Mad Men, Weeds and Nurse Jackie combined for a studio record 26 Emmy Award nominations, with Mad Men garnering 17 nominations, including Best Drama Series for the second straight year. In addition, the Company continued to diversify its slate as Fox Broadcasting picked up 13 episodes of the new comedy series Running Wilde. The Company also continued to leverage its television programming leadership into support of new distribution platforms, as Weeds joins Curb Your Enthusiasm and Ugly Betty on the 2010 fall lineup of TV Guide Network, and the Company readies the series Tough Trade and other original programming for EPIX, the Company’s joint venture with Viacom Inc., Paramount Pictures Corporation and Metro-Goldwyn-Mayer Studios Inc., next year.
     The Compensation Committee also considered the contributions of Messrs. Feltheimer and Burns to the following achievements during fiscal 2010: that the gross contribution of the Company’s television production segment in fiscal 2010 was $39.5 million before overhead, more than doubling any previous contribution; in May 2009, the Company’s sale of a non-controlling interest in TV Guide Network to One Equity Partners (“OEP”), the global private equity investment arm of JPMorgan Chase, N.A.; in October 2009, the launch of EPIX, which, to date, has concluded carriage agreements with six distributors, including with Verizon FiOS, Cox Communications, Charter Communications, Inc., Mediacom Communications, the National Cable and Telecommunications Cooperative, and DISH Network L.L.C., and is now available to consumers in over 30 million homes; the consummation of various corporate financing transactions (described below under Time-Based Restricted Share Units); and numerous Academy Award, Emmy Award, Golden Globe, and other recognitions, nominations and wins for various Company film and television programs.
     Accordingly, for fiscal 2010, based on its review, and review of annual incentive bonuses granted to similar executives in peer group companies, the Compensation Committee approved a discretionary cash bonus of $1,950,000 for Mr. Feltheimer and a discretionary cash bonus of $1,450,000 for Mr. Burns.
     Steven Beeks
     Mr. Beeks’ bonus was determined, in part, based on the Company’s EBITDA and the performance of the Company’s home entertainment division during the fiscal year and, in part, based on the Compensation Committee’s subjective assessment of Mr. Beeks’ performance, as well as Mr. Feltheimer recommendations, based on his subjective assessment of Mr. Beeks’ performance, during the fiscal year. In addition to the Company’s fiscal performance noted above, the Compensation Committee also acknowledged Mr. Beeks’ contribution to, among other things, the following: the Company achieving record library revenue of $323 million and cash flow of approximately $110 million in fiscal 2010 (even though home entertainment revenue decreased approximately 10% in fiscal 2010, as compared to fiscal 2009, due mostly to fewer theatrical releases in fiscal 2010 as compared to fiscal 2009, and a weakness in the overall economy); for the calendar year ended December 31, 2009, the Company had attained a box-office to Blu-ray conversion rate that was nearly 16% higher than the average rate of the major studios; an extension of the Company’s distribution agreement with HIT Entertainment, Inc., which drove growth in fiscal 2010 for the domestic family entertainment division; in August 2009, the consummation of a multi-year distribution agreement with Redbox Automated Retail, LLC, pursuant to which the Company made certain of its titles available at the more than 22,000 Redbox DVD rental locations nationwide; and, in August 2009, consummation of a multi-year home entertainment distribution agreement with the Jim Henson Company, pursuant to which the Company obtained the North American distribution rights to over 350 hours of content from The Jim Henson Company’s extensive film and television library including television series, television specials and catalog home entertainment titles for DVD, electronic-sell-through and video-on-demand channels.
     Accordingly, based on its review, and review of annual incentive bonuses granted to similar executives in peer group companies, the Compensation Committee approved a discretionary cash bonus of $790,000 for Mr. Beeks.
     Joseph Drake
     Mr. Drake’s bonus was determined, in part, based on the Company’s EBITDA and, in part, based on the Compensation Committee’s subjective assessment of Mr. Drake’s performance, as well as Mr. Feltheimer recommendations, based on his subjective assessment of Mr. Drake’s performance, during the fiscal year. In addition to the Company’s fiscal performance noted above, the Compensation Committee also acknowledged Mr. Drake’s contribution to, among other things, the following: the Company estimating ultimate profitability on nine of its last 13 films, which is consistent with its track record of 70% profitability for film releases over the past ten years; the increased revenue contribution of Mandate Pictures, LLC to the Company’s 2010 fiscal year; the strong contribution of the Company’s international division in fiscal 2010, even in a weak economy and with a smaller theatrical slate; in April 2009, the Company’s consummation of a multi-picture distribution agreement with Relativity Media in fiscal 2010; in June 2009, the Company’s acquisition of re-make rights to the thriller The Next Three Days, an adaptation of the French film Pour Elle; in August 2009, the Company’s acquisition of U.S. and Canadian distribution rights to Kick-Ass; in September 2009, the Company’s acquisition of worldwide distribution rights to filmmaker Tyler Perry’s adaptation of Ntozake Shange’s award-winning 1975 play For Colored Girls Who Have Considered Suicide When The Rainbow Is Enuf; in January 2010, the Company’s acquisition of worldwide rights to the screen adaptation of the bestselling book What To Expect When You’re Expecting; and, in January 2010, the Company’s acquisition of U.S. and Canadian rights to the 2010 Sundance Film Festival sensation, Buried.
     Accordingly, based on its review, and review of annual incentive bonuses granted to similar executives in peer group companies, the Compensation Committee approved a discretionary cash bonus of $785,285 for Mr. Drake.
     James Keegan
     Mr. Keegan’s bonus was based on the Compensation Committee’s subjective assessment of Mr. Keegan’s performance, as well as Mr. Feltheimer recommendations, based on his subjective assessment of Mr. Keegan’s performance, during the fiscal year. In addition to the Company’s fiscal performance noted above, the Compensation Committee also acknowledged Mr. Keegan’s contribution to, among other things, the following: the financial integration of TV Guide Network with the Company and, in May 2009, the Company’s sale of a non-controlling interest in TV Guide Network to OEP; in October 2009, the Company’s consummation of a revolving film credit facility agreement, which provides for borrowings for the acquisition or production of motion pictures; and, in October 2009, the Company’s issuance of $236.0 million aggregate principal amount of 10.25% senior secured second-priority notes due 2016 (the “Senior Notes”) in a private offering conducted pursuant to Rule 144A and Regulation S under the Securities Act.
     Accordingly, based on its review, and review of annual incentive bonuses granted to similar executives in peer group companies, the Compensation Committee approved a discretionary cash bonus of $275,000 for Mr. Keegan.

     Long-term Incentive Awards
     The Company believes that providing a meaningful equity stake in our business is essential to create compensation opportunities that can compete with entrepreneurial employment alternatives. In addition, the Company believes that ownership shapes behavior, and that by providing compensation in the form of equity awards, we align the executive’s incentives with our stockholders’ interests in a manner that we believe drives superior performance over time. Therefore, we have historically made annual grants of stock options, restricted share units and SARs to provide further incentives to our executives to increase shareholder value. The Compensation Committee bases its award grants to executives each year on a number of factors, including:
•	the executive’s position with the Company and total compensation package;

•	the executive’s performance of his or her individual responsibilities;

•	the equity participation levels of comparable executives at comparable companies; and

•	the executive’s contribution to the success of the Company’s financial performance.
     In addition, the size, frequency and type of long-term incentive grants may be determined on the basis of tax consequences of the grants to the individual and the Company, accounting impact and potential dilution effects.
     Award grants to the Named Executive Officers are generally made by the Compensation Committee in connection with the executive’s entering into a new employment agreement with the Company. The Company typically does not grant equity-based awards to its executive officers at any other time. The award grants to Mr. Burns during fiscal 2010 were made in connection with his entering into of new or amended employment agreements with the Company, as described under Description of Employment Agreements — Salary and Bonus Amounts below.
     Stock Options. The Company makes a portion of its long-term incentive grants to the Named Executive Officers in the form of stock options, with an exercise price that is equal to the closing price of our common shares on the date of grant. Thus, the Named Executive Officers will only realize value on their stock options if our shareholders realize value on their shares. The stock options also function as a retention incentive for our executives as they vest ratably over a certain period, generally four years, after the date of grant.
     The Company did not grant any stock options to the Named Executive Officers in fiscal 2010.
     Share Appreciation Rights. The Company also makes a portion of its long-term incentive grants to the Named Executive Officers in the form of SARs. Upon exercise of a SAR, the holder receives a cash payment equal to the excess, if any, of the fair market value of our common shares on the date of exercise of the SAR over the base price of the SAR. Because the base price of the SAR is equal to the closing price of our common shares on the grant date, SARs provide the same incentives as stock options because the holder will only realize value on their SARs if our share price increases after the date of grant. The SARs also function as a retention incentive for our executives as they vest ratably over a certain period after the date of grant.
     The Company did not grant any SARs to the Named Executive Officers in fiscal 2010.
     Time-Based Restricted Share Units. The Company also grants long-term incentive awards to the Named Executive Officers in the form of restricted share units that are subject to time-based vesting requirements. Awards of time-based restricted share units vest over a period of several years following the date of grant and, upon vesting, are paid in the Company’s common shares. Thus, the units are designed both to link executives’ interests with those of our shareholders as the units’ value is based on the value of our common shares and to provide a long-term retention incentive for the vesting period, as they generally have value regardless of stock price volatility.
     In November 2009, the Company entered into an Amendment of Employment Agreement (the “Amendment”) with Mr. Burns pursuant to which the Company extended the term of Mr. Burns’ employment agreement for an additional two years. Under the Amendment, Mr. Burns was granted 229,018 time-based restricted stock units, which are scheduled to vest in three annual installments beginning on March 31, 2011. In addition, at the end of each three-month period after the date of the Amendment through September 1, 2013, Mr. Burns will be granted a number of fully-vested common shares of the Company determined by dividing $187,500 by the closing price of the Company’s common shares on the last trading day before the grant date, subject to Mr. Burns’ continued

employment with the Company through the grant date. The vesting schedule of the time-based restricted share units was based on the term of Mr. Burns’ employment agreement (so that the units will be fully vested at the end of such term). In determining the levels of these grants to Mr. Burns, the Compensation Committee considered the historical equity grant levels for Mr. Burns and the other Named Executive Officers, the Towers Perrin report comparing compensation of similar positions at peer group companies, the importance of securing senior management under long term employment contracts, as well as the Compensation Committee’s judgment of Mr. Burns’ unique and important contributions in spearheading various important corporate initiatives for the Company in the past calendar year including the following: leading communications and relationships with shareholder activists; in July 2008 (as amended in September 2009 and December 2009), the Company entering into an amended senior revolving credit facility which provides for a $340 million secured revolving credit facility; in April 2009, the Company’s completion of a refinancing exchange with certain existing holders of the Company’s 3.625% convertible senior subordinated secured notes due 2025 (the “Refinancing Exchange”); in May 2009, the Company’s sale of a non-controlling interest in TV Guide Network to OEP; in October 2009, the Company’s issuing $236 million aggregate principal amount of the Senior Notes; and in October 2009, the Company’s consummation of a revolving film credit facility agreement. Additionally, the Compensation Committee considered that the value of time-based restricted share units (and the performance-based restricted share units described below) granted to Mr. Burns, as well as the common shares to be issued at the end of each three-month period after the date of the Amendment, represent 75% of the value of total restricted share units and common shares granted to Mr. Feltheimer at the time his employment agreement was amended during fiscal 2009 and determined that the level of Mr. Burns’ grants was appropriate in light of the relative roles of Mr. Feltheimer and Mr. Burns within the Company.
     Performance-Based Restricted Share Units. The Company also grants long-term incentive awards to the Named Executive Officers in the form of performance-based restricted share units. The performance unit awards cover multiple years, with a percentage of the units subject to the award becoming eligible to vest each year based on the Company’s and the individual’s actual performance during that year relative to performance goals established by the Compensation Committee. Thus, the performance units are designed both to motivate executives to maximize the Company’s performance each year and to provide a long-term retention incentive for the entire period covered by the award.
     Jon Feltheimer and Michael Burns
     In November 2009, under the Amendment, the Company also granted Mr. Burns 229,018 performance-vesting restricted share units that vest in three equal annual installments beginning March 31, 2011 (subject to satisfaction of performance criteria approved by the Compensation Committee for the relevant period or on a sliding scale basis if the Compensation Committee determines in its discretion that the performance criteria have not been fully met for a particular year). The factors relied on by the Compensation Committee in determining the levels for this grant are described above under Time-Based Restricted Share Units.
     For outstanding performance-based restricted share units previously granted to Messrs. Feltheimer and Burns that were eligible to vest for fiscal 2010, as well as those performance-based restricted share unit that were eligible but did not vest for fiscal 2009, the Compensation Committee selected the following performance criteria to determine the number of these units that would vest for the applicable twelve-month performance period:
•	assessing whether deals or acquisitions are accretive, by examining post-transaction multiples or results, as the case may be;

•	stock price in comparison to the market and other media companies;

•	annual revenue growth (taking into consideration such factors as the reduction of the Company’s theatrical slate in fiscal 2010);

•	growth of the Company’s core library asset;

•	performance of acquisitions over time and their value-added nature (including, but not limited to, broadcasting and digital initiatives);

•	free cash flow levels or EBITDA (as defined), when appropriate;

•	cash management and management of cost of capital;

•	achieving pre-tax net income targets, adjusting for growth opportunities;

•	return on equity and gross margin, whenever comparables are appropriate, in order to assess the Company’s marketplace performance versus those measures at every year end;

•	appropriate capital market raises at parent or subsidiary levels; and

•	any other information that may be deemed appropriate.
     The Compensation Committee did not assign any particular weight to any of the foregoing criteria or establish any particular performance targets for these measures. Instead, the Compensation Committee used these criteria as reference points in making its subjective assessment of the performance of the Company and the individual executives during the fiscal year. In reviewing such criteria, the Compensation Committee also acknowledged, among other things, the contributions of Messrs. Feltheimer and Burns to the following: in April 2009, the Company’s completion of the Refinancing Exchange; in October 2009, the Company’s consummation of a revolving film credit facility agreement; in October 2009, the Company’s issuance of $236 million aggregate principal amount of the Senior Notes; and, in December 2009, the Company’s payment of $37.7 million to extinguish $39.9 million of aggregate principal amount (carrying value — $35.0 million) of 3.625% convertible senior subordinated secured notes due 2025 and $38.0 million to extinguish $40.0 million of aggregate principal amount (carrying value — $35.5 million) of 2.9375% convertible senior subordinated secured notes due 2024.
     Accordingly, based on its review, the Compensation Committee approved the vesting of all performance-based restricted share units that were eligible to vest for fiscal 2010 as well as those that were eligible but did not vest for fiscal 2009, which consists of an aggregate of 160,000 performance-based restricted share units (consisting of 80,000 performance-based restricted share units eligible to vest for 2009 and 80,000 performance-based restricted share units eligible to vest for 2010) for Mr. Feltheimer, and an aggregate of 258,095 performance-based restricted share units (consisting of 129,047 performance-based restricted share units eligible to vest for 2009, and 129,048 performance-based restricted share units eligible to vest for 2010) for Mr. Burns.
     Steven Beeks and Joe Drake
     For outstanding performance-based restricted share units previously granted to Messrs. Beeks and Drake that were eligible to vest for fiscal 2010, as well as those performance-based restricted share units that were eligible but did not vest for fiscal 2009, the Compensation Committee determined that the vesting of these units would be triggered upon achievement of 80% of the appropriate Company division’s annual budget for the contemplated fiscal year which is measured by EBITDA (as defined above), revenue and free cash flow for such fiscal year. The Compensation Committee believes that a target of 80% reflects an appropriately difficult yet achievable level of performance for payouts of performance-based restricted unit awards, based on, among other things, the difficulty in projecting film and television revenues due to the volatility of various market segments and the nature of the feature film business. If the threshold performance level is met, the performance-based restricted share units vest on a sliding scale basis based on the actual annual budget for that particular fiscal year. Our Chief Executive Officer has sole discretion to adjust any vesting based on: (i) any material non-recurring events that may, from time to time, increase or decrease the annual budget for such fiscal year, (ii) any transactions or initiatives that may materially affect the financial results of the Company for such fiscal year, (iii) any other relevant strategic operational imperatives completed during such fiscal year; and (iv) other facts that our Chief Executive Officer may consider appropriate.
     In addition to reviewing the financial performance of the applicable divisions for these executives, the Compensation Committee also noted, with respect to Mr. Drake, that, due to Company’s small theatrical slate in fiscal 2010, the Company’s motion picture group’s overall contribution was less than its historical average contribution. Accordingly, based on its review, the Compensation Committee approved the vesting of all performance-based restricted share units that were eligible to vest for fiscal 2010 as well as those that were eligible but did not vest for fiscal 2009, which consists of an aggregate of 106,250 performance-based restricted share units (consisting of 53,125 performance-based restricted share units eligible vest in 2009 and 53,125 performance-based restricted share units eligible vest in 2010) for Mr. Beeks. Additionally, based on its review, the Compensation Committee approved the vesting of all performance-based restricted share units that were eligible to vest for fiscal 2010 as well as 65% of those that were eligible but did not vest for fiscal 2009, which consists of an aggregate of

120,750 performance-based restricted share units (consisting of 68,250 performance-based restricted share units eligible to vest for 2009 and 52,500 performance-based restricted share units eligible to vest for 2010) for Mr. Drake.
     For more information on the equity-based awards granted to the Named Executive Officers during fiscal 2010, see the Grants of Plan-Based Awards table and accompanying narrative below.
Employment Agreements
     We have entered into multi-year employment agreements with each of the Named Executive Officers. Each employment agreement specifies the annual base salary that the executive will be entitled to receive during the term of the agreement, as well as the Company benefit plans in which the executive will participate and any other perquisites that the executive will receive. In addition, each agreement sets forth the annual and long-term incentive compensation target or ranges that the executive officer will be eligible to receive, subject in all instances to the discretion of the Compensation Committee. Each agreement also specifies the post-termination benefits that will be received by each executive (including the treatment of any unvested equity awards) upon certain terminations of employment, a change in control or upon expiration of the employment agreement.
     Each of the terms of the agreements was approved by the Compensation Committee and is described below under Description of Employment Agreements — Salary and Bonus Amounts. We believe that it is in the best interests of the Company to enter into multi-year employment agreements with the Named Executive Officers because the agreements foster long-term retention, while still allowing the Compensation Committee to exercise considerable discretion in designing incentive compensation programs and rewarding individual performance. In addition, we believe that use of multi-year employment agreements assists in recruiting efforts because generally, other entertainment companies with which we compete for executive talent enter into long-term employment agreements with their executives as well.
     During fiscal 2010, the Compensation Committee approved an amendment to the employment agreement for Mr. Burns. The amendment is discussed in detail under the applicable sections of this Compensation Discussion and Analysis below.
     Severance and Other Benefits upon Termination of Employment
     The Company believes that severance protections, particularly in the context of a change in control transaction, can play a valuable role in attracting and retaining key executive officers. Accordingly, we provide such protections for the Named Executive Officers under their respective employment agreements. The Compensation Committee evaluates the level of severance benefits to provide a Named Executive Officer on a case-by-case basis, and, in general, we consider these severance protections an important part of an executive’s compensation and consistent with competitive practices.
     As described in more detail under Potential Payments Upon Termination or Change in Control below, the Named Executive Officers would be entitled under their employment agreements to severance benefits in the event of a termination of employment by the Company without cause (and, in the case of Messrs. Feltheimer and Drake, for good reason). The Company has determined that it is appropriate to provide these executives with severance benefits under these circumstances in light of their positions with the Company and as part of their overall compensation package. The severance benefits for these executives are generally determined as if they continued to remain employed by the Company through the remainder of the term covered by their employment agreement.
     The Company also believes that the occurrence, or potential occurrence, of a change in control transaction will create uncertainty regarding the continued employment of our executive officers. This uncertainty results from the fact that many change in control transactions result in significant organizational changes, particularly at the senior executive level. In order to encourage our executive officers to remain employed with the Company during an important time when their prospects for continued employment following the transaction are often uncertain, we provide certain Named Executive Officers with enhanced severance benefits if their employment is terminated by the Company without cause or, in certain cases, by the executive in connection with a change in control. Such enhanced severance benefits the Company and the shareholders by incentivizing the executives to be receptive to potential transactions that are in the best interest of shareholders even if the executives face great personal uncertainty in the change of control context.
     Under their respective employment agreements, certain of the Named Executive Officers would be entitled to accelerated vesting of certain of their outstanding equity awards automatically on a change in control of the Company.
     Perquisites and Other Benefits
     We provide certain Named Executive Officers with limited perquisites and other personal benefits, such as a car allowance, life insurance policy contributions and club membership dues that the Compensation Committee believes are reasonable and consistent with our overall compensation program, to better enable us to attract and retain superior employees for key positions. Additionally, we own an interest in an aircraft through a fractional ownership program for use related to film promotion and other corporate purposes. This enables our executive officers and other service providers to fly more efficiently and to conduct business in privacy while traveling. As we own an interest in and maintain this aircraft for business purposes, we believe it is reasonable to afford limited personal use of the aircraft consistent with regulations of the Internal Revenue Service, the SEC and the Federal Aviation Administration. Mr. Feltheimer reimburses the Company for a substantial amount of the costs incurred for his limited personal use of the aircraft. All of these perquisites are reflected in the All Other Compensation column of the Summary Compensation table and the accompanying footnotes below.
     Policy with Respect to Section 162(m)
     Section 162(m) of the Internal Revenue Code of 1986, as amended, generally disallows public companies a tax deduction for compensation in excess of $1,000,000 paid to their chief executive officers and certain other executive officers unless certain performance and other requirements are met. Our intent generally is to design and administer executive compensation programs in a manner that will preserve the deductibility of compensation paid to our executive officers, and we believe that a substantial portion of our current executive compensation program (including the stock options granted to the Named Executive Officers, as described above) satisfies the requirements for exemption from the $1,000,000 deduction limitation. However, we reserve the right to design programs that recognize a full range of performance criteria important to our success, even where the compensation paid under such programs may not be deductible. The Compensation Committee will continue to monitor the tax and other consequences of our executive compensation program as part of its primary objective of ensuring that compensation paid to our executive officers is reasonable, performance-based and consistent with the goals of the Company and its shareholders.
Compensation Committee Report On Executive Compensation
     The following Report of the Compensation Committee does not constitute soliciting material and should not be deemed filed or incorporated by reference into any of our other filings under the Securities Act or the Exchange Act, except to the extent we specifically incorporate the report by reference in that filing.
     The Compensation Committee has certain duties and powers as described in its charter. The Compensation Committee is currently composed of the three non-employee directors named at the end of this report, each of whom is independent as defined by the NYSE listing standards.
     The Compensation Committee has reviewed and discussed with management the disclosures contained in the Compensation Discussion and Analysis section of this report. Based upon this review and discussion, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis section be included in this Amendment to be filed with the SEC.

Compensation Committee of the Board of Directors

Arthur Evrensel (Chairman)
Harald Ludwig
Daryl Simm

Company’s Compensation Policies and Practices Relating To Risk Management
     The Compensation Committee has reviewed the design and operation of the Company’s compensation structures and policies as they pertain to risk and has determined that the Company’s compensation programs do not create or encourage the taking of risks that are reasonably likely to have a material adverse effect on the Company. Mercer, the outside consultant to the Compensation Committee, assisted the Compensation Committee in its risk assessment of the Company’s compensation programs in fiscal 2010.
Compensation Committee Interlocks and Insider Participation
     Messrs. Evrensel, Ludwig and Simm were members of the Compensation Committee during all of fiscal 2010. No member who served on the Compensation Committee at any time during fiscal 2010 is or has been a former or current executive officer of the Company or had any relationships requiring disclosure by the Company under the SEC’s rules requiring disclosure of certain relationships and related-party transactions. None of the Company’s executive officers served as a director or a member of a compensation committee (or other committee serving an equivalent function) of any other entity, the executive officers of which served as a director or member of the Compensation Committee during the fiscal year ended March 31, 2010.
Summary Compensation Table
     The Summary Compensation table below quantifies the value of the different forms of compensation earned by or awarded to the Named Executive Officers for the 2010 fiscal year. The primary elements of each Named Executive Officer’s total compensation reported in the table are base salary, an annual bonus, and long-term equity incentives consisting of stock options, restricted share units and SARs, as applicable. The Named Executive Officers also received the other benefits listed in column (i) of the Summary Compensation table, as further described in footnote 3 to the table.
     The Summary Compensation table should be read in conjunction with the tables and narrative descriptions that follow. The Grants of Plan-Based Awards table, and the accompanying description of the material terms of equity awards granted in fiscal 2010, provide information regarding the long-term equity incentives awarded to the Named Executive Officers in fiscal 2010. The Outstanding Equity Awards at Fiscal Year End and Option Exercises and Stock Vested tables provide further information on the Named Executive Officers’ potential realizable value and actual value realized with respect to their equity awards.
SUMMARY COMPENSATION — FISCAL 2008, 2009 AND 2010

							Change in Pension
							Value and
							Nonqualified
						Non-Equity	Deferred	All Other
	Fiscal		Bonus			Incentive Plan	Compensation	Compensation
Name and Principal Position	Year	Salary ($)	($)(1)	Stock Awards ($)(2)	Option Awards ($)(2)	Compensation ($)	Earnings ($)	($)(3)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Jon Feltheimer	2010	1,200,000	1,950,000	412,800	0	0	0	83,377	3,646,177
Co-Chairman and Chief Executive Officer	2009	1,200,000	437,500	6,046,422	0	0	0	98,078	7,782,000
	2008	1,200,000	2,150,000	924,800	0	0	0	63,051	4,337,851
Michael Burns	2010	925,000	1,450,000	4,483,975	0	0	0	17,294	6,876,269
Vice Chairman	2009	844,792	312,500	1,711,769	0	0	0	17,552	2,886,613
	2008	750,000	1,600,000	1,746,660	0	0	0	17,188	4,113,848
Steven Beeks	2010	750,000	790,000	274.656	0	0	0	12,167	1,826,823
President and Co-Chief Operating Officer	2009	750,000	175,000	331,500	1,959,250	0	0	12,060	3,227,810
	2008	600,000	700,000	3,064,250	2,040,850	0	0	12,311	6,417,411
Joseph Drake	2010	850,000	785,285	465,275	0	0	0	3,962	2,104,522
Co-Chief Operating Officer and President, Motion Picture Group	2009	850,000	0	655,200	0	0	0	4,220	1,509,420
James Keegan	2010	473,958	275,000	0	0	0	0	3,827	752,785
Chief Financial Officer	2009	448,958	112,500	327,000	0	0	0	4,025	892,483
	2008	423,958	325,000	0	0	0	0	3,856	752,814

(1)	For a description of the performance criteria and other factors used to determine these bonus amounts, see Compensation Discussion and Analysis above and the description of each Named Executive Officer’s employment agreement with the Company under Description of Employment Agreements — Salary and Bonus Amounts below.

(2)	In accordance with recent changes in the SEC’s rules, the amounts reported in columns (e) and (f) reflect the fair value of these awards on the grant date as determined under the principles used to calculate the value of equity awards for purposes of the Company’s financial statements. For a discussion of the assumptions and methodologies used to calculate the amounts referred to above, please see the discussion of stock awards and option awards contained in Note 15 to the Company’s Audited Consolidated Financial Statements, included as part of the Company’s 2010 Annual Reports filed on Form 10-K filed with the SEC on June 1, 2010. Under generally accepted accounting principles, compensation expense with respect to stock awards and option awards granted to our employees and directors is generally recognized over the vesting periods applicable to the awards. The SEC’s rules previously required that we present stock award and option award information for fiscal years 2009 and 2008 based on the amount recognized during the corresponding year for financial statement reporting purposes with respect to these awards (which meant, in effect, that in any given year we could recognize for financial statement reporting purposes amounts with respect to grants made in that year as well as with respect to grants from past years that vested in or were still vesting during that year). However, the recent changes in the SEC’s rules require that we now present the stock award and option award amounts in the applicable columns of the table above with respect to fiscal years 2009 and 2008 on a similar basis as the fiscal year 2010 presentation using the grant date fair value of the awards granted during the corresponding year (regardless of the period over which the awards are scheduled to vest). Since this requirement differs from the SEC’s past rules, the amounts reported in the table above for stock award and option awards in fiscal years 2009 and 2008 differ from the amounts previously reported in our Summary Compensation table for these years. As a result, each named executive officer’s total compensation amounts for fiscal years 2009 and 2008 also differ from the amounts previously reported in our Summary Compensation table for these years.

(3)	The following table outlines the amounts included in All Other Compensation in column (i) of the Summary Compensation table for the Named Executive Officers in fiscal 2010:

						Tax
						Payments
						for
		401(k)	Term Life Insurance	Automobile		Disability
Name	Year	Contribution	Premiums	Allowance	Miscellaneous	Benefits	Total
			(a)		(b)
Jon Feltheimer	2010	$1,000	$3,855	—	$77,225	$1,297	$83,377
Michael Burns	2010	$1,000	$1,665	$13,332	—	$1,297	$17,294
Steven Beeks	2010	$1,000	$1,665	—	$8,205	$1,297	$12,167
Joseph Drake	2010	$1,000	$1,665	—	—	$1,297	$3,962
James Keegan	2010	$1,000	$1,665	—	—	$1,162	$3,827

(a)	The Company is not the beneficiary of the life insurance policies, and the premiums that the Company pays are taxable as income to the applicable officer. This insurance is not split-dollar life insurance.

(b)	For Mr. Feltheimer, the amount in this column for fiscal 2010 includes $33,301 in club membership dues and $43,924 in incremental costs for the personal use of the Company-leased aircraft (net of approximately $49,996 reimbursed to the Company by Mr. Feltheimer). Personal use of the aircraft is valued using an incremental cost method that takes into account variable cost per flight hour, as well as other direct operating costs to the Company, including fuel costs, crew fees and travel expenses, trip-related repairs and maintenance, landing fees and other direct operating costs. Incremental costs do not include certain fixed costs that do not change based on usage (e.g., maintenance not related to personal trips, flight crew salaries and depreciation). For Mr. Beeks, the amount in this column for fiscal 2010 is for club membership dues.
Description of Employment Agreements — Salary and Bonus Amounts
     We have entered into employment agreements with each of the Named Executive Officers. These employment agreements, including the salary and bonus terms of each agreement, are briefly described below. Provisions of these agreements relating to outstanding equity incentive awards and post-termination of employment benefits are discussed below under the applicable sections of this Amendment.
     Jon Feltheimer. We entered into an employment agreement with Mr. Feltheimer effective September 20, 2006, as amended on September 18, 2008 and October 8, 2008. The agreement provides that Mr. Feltheimer will serve as our Chief Executive Officer for a term that ends March 31, 2014. Mr. Feltheimer’s annual base salary under the agreement is $1,200,000 but, commencing October 8, 2011, his salary will increase in the same proportion as the proportional difference between the “Consumer Price Index for Urban Wage Earners All Items (Los Angeles-Riverside-Orange County, CA),” published by the United States Department of Labor, Bureau of Labor Statistics (the “CPI”) in effect on March 1 of the preceding year and the CPI in effect as of October 8, 2011 and as of each successive anniversary of such date during the term of the agreement. Mr. Feltheimer is entitled to an annual discretionary bonus determined by the Compensation Committee, based on certain criteria set forth in the agreement, with an informal target bonus of 100% of his base salary. In addition, Mr. Feltheimer will be entitled to receive a stock price bonus of $750,000 if the volume-weighted average of our median stock price exceeds $13.00, $16.00 or $19.00 for a period of six consecutive months (for a maximum total bonus of $2,250,000 if all three stock price values are met). The agreement also provides for Mr. Feltheimer to participate in the Company’s usual benefit programs for senior executives.
     Michael Burns. We entered into an employment agreement with Mr. Burns effective September 1, 2006, as amended on September 22, 2008 and November 2, 2009. The agreement provides that Mr. Burns will serve as our Vice Chairman for a term that ends September 1, 2013. Mr. Burns’ annual base salary under the agreement is $925,000 through September 1, 2010, and will increase to $950,000 from September 2, 2010 through September 1, 2013. Mr. Burns is entitled to an annual discretionary bonus, recommended by our Chief Executive Officer and determined by the Compensation Committee, based on certain criteria set forth in the agreement, with an informal target bonus of 100% of his base salary. In addition, Mr. Burns will be entitled to receive a stock price bonus of $600,000 if the volume-weighted average of our median stock price exceeds $13.00, $16.00 or $19.00 for a period of six consecutive months (for a maximum total bonus of $1,800,000 if all three stock price values are met). The agreement also provides for Mr. Burns to participate in the Company’s usual benefit programs for senior executives.
     Steven Beeks. We entered into an employment agreement with Mr. Beeks effective April 1, 2007, as amended on December 15, 2008 and February 6, 2009. The agreement provides that Mr. Beeks will serve as our President and Chief Operating Officer for a term that ends April 1, 2012. Mr. Beeks’ annual base salary under the agreement is $750,000 for the remainder of the term. Mr. Beeks is entitled to an annual performance bonus at the full discretion of our Chief Executive Officer, in consultation with the Compensation Committee. In addition, Mr. Beeks is entitled to receive an annual “EBITDA bonus” of either 12.5% or 25% of his annual base salary if the Company attains 105% or 115%, respectively, of an EBITDA target established by the Company for the applicable fiscal year. The agreement also provides for Mr. Beeks to participate in the Company’s usual benefit programs for its employees.
     Joseph Drake. We entered into an employment agreement with Mr. Drake effective September 10, 2007. The agreement provides that Mr. Drake will serve as our Co-Chief Operating Officer and President, Motion Picture Group, for a term that ends September 10, 2012. Mr. Drake’s annual base salary under the agreement is $850,000. Mr. Drake is entitled to an annual performance bonus at the full discretion of our Chief Executive Officer (in consultation with the Compensation Committee) which, for the first three years of his employment term only, can be up to $200,000. In addition, Mr. Drake is entitled to receive an annual bonus of either 12% or 23.5% of his annual base salary if the Company attains 105% or 115%, respectively, of an EBITDA target established by the Company for the applicable fiscal year. The agreement also provides for Mr. Drake to participate in the Company’s usual benefit programs for its employees.
     James Keegan. On January 14, 2009, we entered into an employment agreement with Mr. Keegan to continue to serve as our Chief Financial Officer for a term commencing April 16, 2009 and ending April 15, 2012. Pursuant to the agreement, Mr. Keegan will receive an annual base salary of $475,000. Mr. Keegan is also entitled to annual performance bonuses at the full discretion of our Chief Executive Officer, in consultation with the Compensation Committee, and to participate in the Company’s usual benefit programs for its employees.
Grants of Plan-Based Awards
     The following table presents information regarding the equity incentive awards granted to the Named Executive Officers during fiscal 2010. Each of these awards was granted under the Lions Gate Entertainment Corp. 2004 Performance Incentive Plan (the “2004 Plan”).

GRANTS OF PLAN-BASED AWARDS — FISCAL 2010

									All Other		All Other
									Stock		Option
									Awards:		Awards:	Exercise	Grant Date
									Number of		Number of	or Base	Fair Value
		Estimated Future Payouts Under			Estimated Future Payouts Under				Shares of		Securities	Price of	of Stock and
		Non-Equity Incentive Plan Awards			Equity Incentive Plan Awards				Stock or		Underlying	Option	Option
		Threshold	Target	Maximum	Threshold	Target		Maximum	Units		Options	Awards	Awards
Name	Grant Date	($)	($)	($)	(#)	(#)		(#)	(#)		(#)	($/Sh)	($)(1)
(a)	(b)	(c)	(d)	(e)	(f)	(g)		(h)	(i)		(j)	(k)	(l)
Jon Feltheimer	4/1/2009	—	—	—	—	80,000	(2)	—	—		—	—	412,800
Michael Burns	9/1/2009	—	—	—	—	129,048	(2)	—	—		—	—	832,360
	11/2/2009	—	—	—	—	76,339	(2)	—	—		—	—	393,909
	11/2/2009	—	—	—	—	—		—	229,018		—	—	1,181,733
	11/2/2009	—	—	—	—	—		—	566,927		—	—	2,908,333	(3)
Steven Beeks	4/6/2009	—	—	—	—	53,125	(2)	—	—		—	—	274,656
Joseph Drake	8/6/2009	—	—	—	—	—		—	20,000	(4)	—	—	117,200
	9/10/2009	—	—	—	—	52,500	(2)	—	—		—	—	348,075
James Keegan	—	—	—	—	—	—		—	—		—	—	—

(1)	The amounts reported in column (l) reflect the fair value of these awards on the grant date as determined under the principles used to calculate the value of equity awards for purposes of the Company’s financial statements. For a discussion of the assumptions and methodologies used to value the awards reported in column (l), please see footnote (2) to the Summary Compensation table.

(2)	As described in the Compensation Discussion and Analysis above, the vesting of the restricted stock units covered by these awards is subject to the achievement of certain performance criteria during each of the 12-month performance periods covered by the award, with such criteria being established at the beginning of each such 12-month period. For accounting purposes, each annual installment of the award is treated as a separate grant and, accordingly, the table above presents the portion of each award that was eligible to vest based on performance during fiscal 2010.

(3)	As per the terms of an amendment to employment agreement dated November 2, 2009, Mr. Burns is entitled to receive, on the first day following each three month anniversary of November 2, 2009 that occurs during the term of the agreement and subject to regulatory approval, if required, a number of our common shares equivalent to $187,500, calculated using the closing price of our common shares on the last trading day immediately prior to the respective quarterly issuance date. The amount reported in column (i) represents the projected number of our common shares that would be delivered through the remainder of the term based on the $5.13 closing price of our common shares on November 2, 2009, and the amount reported in column (l) represents the fair value of such award through the term of the agreement. The first installment of 36,693 shares was issued on February 2, 2010.

(4)	As disclosed in the Company’s 2009 proxy statement filed with the SEC on August 17, 2009, the Compensation Committee awarded Mr. Drake’s annual incentive bonus for fiscal 2009 in the form of a grant of 20,000 restricted stock units.
Description of Plan-Based Awards
     Each of the equity-based awards reported in the Grants of Plan-Based Awards table was granted under, and is subject to, the terms of the 2004 Plan. The 2004 Plan is administered by the Compensation Committee. The Compensation Committee has authority to interpret the plan provisions and make all required determinations under the plan. This authority includes making required proportionate adjustments to outstanding awards upon the occurrence of certain corporate events such as reorganizations, mergers and stock splits, and making provisions to ensure that any tax withholding obligations incurred in respect of awards are satisfied. Awards granted under the plan are generally only transferable to a beneficiary of a Named Executive Officer upon his death. However, the Compensation Committee may establish procedures for the transfer of awards to other persons or entities, provided that such transfers comply with applicable securities laws and, with limited exceptions set forth in the plan document, are not made for value.
     Under the terms of the 2004 Plan, if there is a change in control of the Company, each Named Executive Officer’s outstanding awards granted under the plan will generally become fully vested and, in the case of options and SARs, exercisable, unless the Compensation Committee provides for the substitution, assumption, exchange or other continuation of the outstanding awards. Any options and SARs that become vested in connection with a change in control generally must be exercised prior to the change in control, or they will be canceled in exchange for the right to receive a cash payment in connection with the change in control transaction.
     As described below under Potential Payments upon Termination or Change in Control, certain equity awards granted to the Named Executive Officers during fiscal 2010 are subject to accelerated vesting under the terms of their respective employment agreements in the event of a change in control of the Company and/or the termination of their employment under certain circumstances.

Restricted Share Units
     Columns (g) and (i) in the table above report awards of restricted share units granted to the Named Executive Officers in fiscal 2010. Each restricted share unit represents a contractual right to receive one of our common shares. The Named Executive Officer does not have the right to vote or dispose of the restricted share units, but does have the right to receive cash payments as dividend equivalents based on the amount of dividends (if any) paid by the Company during the term of the award on a number of shares equal to the number of outstanding and unpaid restricted share units then subject to the award. Such payments are made at the same time the related dividends are paid to the Company’s shareholders generally.
     Time-Based Units. Column (i) in the table above reports awards of restricted share units granted to the Named Executive Officers in fiscal 2010 that are subject to time-based vesting requirements. The restricted share units granted to each of Messrs. Burns and Drake reported in this column (other than the “quarterly grant” to Mr. Burns described below) are subject to a three-year vesting schedule provided that, in each case, the officer continues to be employed with the Company through the vesting date. See the footnotes to the Outstanding Equity Awards at Fiscal 2010 Year-End table below for more information on the specific vesting dates of these awards.
     Performance-Based Units. Column (g) of the table above reports awards of restricted share units granted to the Named Executive Officers that are eligible to vest based on the Company’s performance over a specified period of time relative to certain pre-established goals. Up to one-third of the total number of restricted share units subject to the award are eligible to vest during each of the three 12-month performance periods covered by the award. In general, the number of restricted share units that vest each year is determined based on the Company’s performance during the applicable year, but the Compensation Committee has discretion to provide that the units may vest even if the performance goals are not met or that any units that do not vest based on the Company’s performance for a particular year will be eligible to vest based on the Company’s performance in a subsequent year. As noted above, each of these awards is treated as three separate annual awards for accounting purposes and, accordingly, only the units eligible to vest based on the Company’s performance for fiscal 2010 are reflected in the table above.
     Quarterly Grants. In November 2009, Mr. Burns was granted the right to receive, on the first day following each three month anniversary of November 2, 2009 that occurs during the term of his employment agreement and subject to regulatory approval, if required, a number of our common shares equivalent to $187,500, calculated using the closing price of our common shares on the last trading day immediately prior to the respective quarterly issuance date. This grant is reported in column (i) of the table above. If shareholder or regulatory approval of any such quarterly issuance is necessary and is not obtained, Mr. Burns will receive alternative commensurate compensation to be negotiated in good faith. As noted above, the term of Mr. Burns’ employment agreement is scheduled to end on September 1, 2013.
     For more information on each of the foregoing awards, please see the Compensation Discussion and Analysis above.
Outstanding Equity Awards
     The following table presents information regarding the outstanding equity awards held by each of the Named Executive Officers as of March 31, 2010, including the vesting dates for the portions of these awards that had not vested as of that date.

OUTSTANDING EQUITY AWARDS AT FISCAL 2010 YEAR-END

	Option Awards							Stock Awards
														Equity
												Equity		Incentive
					Equity							Incentive		Plan Awards:
					Incentive							Plan Awards:		Market or
					Plan					Market		Number of		Payout Value
					Awards:			Number of		Value of		Unearned		of Unearned
	Number of		Number of		Number of			Shares or		Shares or		Shares, Units		Shares, Units
	Securities		Securities		Securities			Units of		Units of		or Other		or Other
	Underlying		Underlying		Underlying	Option		Stock That		Stock That		Rights That		Rights That
	Unexercised		Unexercised		Unearned	Exercise	Option	Have Not		Have Not		Have Not		Have Not
	Options (#)		Options (#)		Options	Price	Expiration	Vested		Vested		Vested		Vested
Name	Exercisable		Unexercisable		(#)	($)	Date	(#)		($)(1)		(#)		($)(1)
(a)	(b)		(c)		(d)	(e)	(f)	(g)		(h)		(i)		(j)
Jon Feltheimer	787,500		262,500	(2)	—	10.04	9/20/2016	—		—		—		—
	—		—		—	—	—	538,036	(3)	3,357,345		—		—
	—		—		—	—	—	—		—		—		—
	—		—		—	—	—	688,657	(4)	4,297,222	(4)	—		—
Michael Burns	787,500		262,500	(5)	—	9.31	9/11/2016	—		—		—		—
	—		—		—	—	—	403,780	(6)	2,519,587		—		—
	—		—		—	—	—	—		—		334,434	(7)	2,086,868
	—		—		—	—	—	436,031	(8)	2,720,833	(8)	—		—
Steven Beeks	283,333	(9)	566,667	(9)	—	5.45	2/5/2014	—		—		—		—
	212,500		212,500	(10)	—	11.75	5/30/2017	—		—		—		—
	—		—		—	—	—	106,250	(11)	663,000		—		—
	—		—		—	—	—	—		—		—		—
Joseph Drake	200,000		300,000	(12)	—	9.22	9/10/2017	—		—		—		—
	—		—		—	—	—	177,500	(13)	1,107,600		—		—
	—		—		—	—	—	—		—		157,500	(14)	982,800
James Keegan	—		—		—	—	—	40,000	(15)	249,600		—		—

(1)	The dollar amounts shown in columns (h) and (j) are determined by multiplying the number of shares or units reported in columns (g) and (i), respectively, by $6.24, the closing price of our common shares on March 31, 2010 (the last trading day of fiscal 2010).

(2)	The unvested portion of this award is scheduled to vest on September 20, 2010.

(3)	Of these time-based share units, 80,000 are scheduled to vest on September 20, 2010 and 458,036 are scheduled to vest in three equal installments on March 31, 2012, March 31, 2013 and March 31, 2014.

(4)	As per the terms of an amendment to employment agreement dated October 8, 2008, Mr. Feltheimer has the right to receive, on the first day following each three month anniversary of October 8, 2008 that occurs during the term of the agreement and subject to regulatory approval, if required, a number of our common shares equivalent to $250,000, calculated using the closing price of our common shares on the last trading day immediately prior to the respective quarterly issuance date. The amount reported in column (g) represents the projected number of our common shares that would be delivered through the remainder of the term based on the $6.24 closing price of our common shares on March 31, 2010, and the amount reported in column (h) represents the value of such award through the term of the agreement.

(5)	The unvested portion of this award is scheduled to vest on September 1, 2010.

(6)	Of these time-based share units, 83,333 are scheduled to vest on September 1, 2010, 91,429 are scheduled to vest in two equal installments on September 1, 2010 and September 1, 2011, and 229,018 are scheduled to vest in three equal installments on March 31, 2011, March 31, 2012 and March 31, 2013.

(7)	Of these performance-based share units, 258,095 are eligible to vest on September 1, 2010 and 76,339 are eligible to vest on March 31, 2011, based on the Company’s performance for the respective 12-month period ending on that date.

(8)	As per the terms of an amendment to employment agreement dated November 2, 2009, Mr. Burns has the right to receive, on the first day following each three month anniversary of November 2, 2009 that occurs during the term of the agreement and subject to regulatory approval, if required, a number of our common shares equivalent to $187,500, calculated using the closing price of our common shares on the last trading day immediately prior to the respective quarterly issuance date. The amount reported in column (g) represents the projected number of our common shares that would be delivered through the remainder of the term based on the $6.24 closing price of our common shares on March 31, 2010, and the amount reported in column (h) represents the value of such award through the term of the agreement.

(9)	Represents an award of share appreciation rights that are payable in cash upon exercise. The unvested portion of these share appreciation rights are scheduled to vest in two equal installments on February 5, 2011 and February 5, 2012.

(10)	The unvested portion of this award is scheduled to vest in two equal installments on May 30, 2010 and May 30, 2011.

(11)	Includes time-based share units that are scheduled to vest in two equal installments on May 30, 2010 and May 30, 2011.

(12)	The unvested portion of this award is scheduled to vest in three equal installments on September 10, 2010, September 10, 2011 and September 10, 2012.

(13)	Of these time-based share units, 157,500 are scheduled to vest in three equal installments on September 10, 2010, September 10, 2011, September 10, 2012, and 20,000 are scheduled to vest in three equal installments August 6, 2010, August 6, 2011 and August 6, 2012.

(14)	Of these performance-based share units, 120,750 are eligible to vest on September 10, 2010 and 36,750 are eligible to vest on September 10, 2011, based on the Company’s performance for the respective 12-month period ending on that date.

(15)	Includes time-based share units that are scheduled to vest in two equal installments on February 5, 2011 and February 5, 2012.

Option Exercises and Stock Vested
     The following table presents information regarding the exercise of stock options by the Named Executive Officers during fiscal 2010 and on the vesting during fiscal 2010 of other stock awards previously granted to the Named Executive Officers.
OPTION EXERCISES AND STOCK VESTED — FISCAL 2010

	Option Awards		Stock Awards
	Number of Shares	Value Realized	Number of Shares	Value Realized
	Acquired on Exercise	on Exercise	Acquired on Vesting	on Vesting
Name	(#)	($)(1)	(#)	($)(1)
(a)	(b)	(c)	(d)	(e)
Jon Feltheimer	—	—	418,407	2,617,600
Michael Burns	—	—	165,740	1,034,049
Steven Beeks	—	—	159,375	1,051,875
Joseph Drake	—	—	105,000	677,250
James Keegan	—	—	28,333	142,832

(1)	Except as otherwise noted below, the dollar amounts shown in column (c) above for option awards are determined by multiplying (i) the number of our common shares to which the exercise of the option related, by (ii) the difference between the per-share closing price of our common shares on the date of exercise and the exercise price of the options. The dollar amounts shown in column (e) above for stock awards are determined by multiplying the number of shares or units, as applicable, that vested by the per-share closing price of our common shares on the vesting date.
Potential Payments upon Termination or Change in Control
     The following section describes the benefits that may become payable to certain Named Executive Officers in connection with a termination of their employment with us and/or a change in control of the Company pursuant to the terms of their respective employment agreements with the Company. In addition to the benefits described below, outstanding equity-based awards held by the Named Executive Officers may also be subject to accelerated vesting in connection with a change in control of the Company under the terms of our 2004 Plan, as noted under Grants of Plan-Based Awards above.
Jon Feltheimer
     Severance Benefits — Termination of Employment. In the event Mr. Feltheimer’s employment is terminated during the employment term either by the Company without cause or by Mr. Feltheimer for good reason (as those terms are defined in Mr. Feltheimer’s employment agreement), Mr. Feltheimer will be entitled to severance pay equal to 100% of the present value of his base salary for the remainder of the term of his employment. In addition, stock options and time-based restricted share units granted to Mr. Feltheimer pursuant to his employment agreement, along with the next installment of his performance-based restricted share units scheduled to vest following the date of termination, will become fully vested, to the extent then outstanding and not otherwise vested. For the remainder of the term of his employment agreement, we will continue to provide Mr. Feltheimer with the benefits he was receiving at the time of his termination, and Mr. Feltheimer will continue to be eligible for the stock-price bonuses described above under Description of Employment Agreements — Salary and Bonus Amounts. Mr. Feltheimer will also continue to receive the quarterly grants of fully vested shares for the remainder of the term of his employment agreement, described above under Description of Plan-Based Awards — Quarterly Grants.
Change in Control Benefits. Upon a change in control of the Company (as defined in Mr. Feltheimer’s employment agreement), stock options and time-based restricted share units granted to Mr. Feltheimer pursuant to his employment agreement, along with the next installment of his performance-based stock units scheduled to vest following the date of the change in control, will become fully vested, to the extent then outstanding and not otherwise vested. In addition, if the price of our common shares as of the change in control date exceeds the thresholds for the stock-price bonuses described above, Mr. Feltheimer would be entitled to payment of the applicable amount of his stock-price bonus. In the event that the benefits payable to Mr. Feltheimer in connection with a change in control would be subject to the excise tax imposed under Section 280G of the U.S. Internal Revenue Code of 1986 (“Section 280G”), Mr. Feltheimer’s benefits would either be reduced to a level such that the excise tax would not apply or he would be paid the full amount of his benefits and would receive a gross-up payment from us up to a maximum of $150,000, whichever would result in his receiving the greater benefit on an after-tax basis.
     Severance Benefits — Termination of Employment in Connection with Change in Control. In the event Mr. Feltheimer’s employment is terminated by the Company in connection with a change in control (as defined in Mr. Feltheimer’s employment agreement), for any reason other than for cause, or due to Mr. Feltheimer’s death or disability, Mr. Feltheimer would be entitled to a cash payment of $2,500,000 and to severance pay of continued payments of his base salary for the remainder of the term of his employment agreement. If a change in control occurs and Mr. Feltheimer voluntarily terminates his employment within the 30-day period following the change in control, he would be entitled to a cash payment of $2,500,000, but would not be entitled to any continued payment of his base salary.
     Severance Benefits — Death or Disability. In the event Mr. Feltheimer’s employment is terminated during the employment term due to his death or disability (as defined in Mr. Feltheimer’s employment agreement), Mr. Feltheimer (or his estate) would be entitled to payment of the applicable amount of his stock-price bonus if the price of our common shares exceeded the stock-price bonus thresholds for the four-month period preceding the date of termination. Mr. Feltheimer (or his estate) may also be entitled to a pro-rated payment of his stock-price bonus based on the price of our common shares during the six-month period following such a termination. In addition, if Mr. Feltheimer’s employment is terminated due to his death, all restricted share units and options granted to Mr. Feltheimer pursuant to his employment agreement (but not including the quarterly grants of fully vested shares described above), to the extent outstanding and unvested, will immediately accelerate and become fully vested as of the date of death.
Michael Burns
     Severance Benefits — Termination of Employment. In the event Mr. Burns’ employment is terminated during the employment term by the Company without cause (as defined in Mr. Burns’ employment agreement), Mr. Burns will be entitled to severance payment equal to 50% of the present value of his base salary for the remainder of the term of his employment agreement. In addition, stock options and time-based restricted share units granted to Mr. Burns pursuant to his employment agreement, along with the next installment of his performance-based restricted share units scheduled to vest following the date of termination, will become fully vested, to the extent then outstanding and not otherwise vested.
     Change in Control Benefits. Upon a change in control of the Company (as defined in Mr. Burns’ employment agreement), stock options and time-based restricted share units granted to Mr. Burns pursuant to his employment agreement, along with the next installment of his performance-based restricted share units scheduled to vest following the date of the change in control, will become fully vested, to the extent then outstanding and not otherwise vested. In addition, if the price of our common shares as of the change in control date exceeds the thresholds for the stock-price bonuses described above, Mr. Burns would be entitled to payment of the applicable amount of his stock-price bonus.
     Severance Benefits — Termination of Employment in Connection with Change in Control. In the event Mr. Burns’ employment is terminated by the Company in connection with a change in control (as defined in Mr. Burns’ employment agreement), for any reason other than cause, due to Mr. Burns’ death or disability, or if Mr. Burns voluntarily elects to terminate his employment within the 15-day period following a change in control, Mr. Burns would be entitled to severance pay equal to the greater of continued payments of his base salary for the remainder of the term of his employment agreement or $1,800,000.
     Severance Benefits — Death or Disability. In the event Mr. Burns’ employment is terminated during the employment term due to his death or disability (as defined in Mr. Burns’ employment agreement), he (or his estate) would be entitled to payment of the applicable amount of his stock-price bonus if the price of our common shares exceeded the stock-price bonus thresholds for the four-month period preceding the date of termination. Mr. Burns (or his estate) may also be entitled to a pro-rated payment of his stock-price bonus based on the price of our common shares during the six-month period following such a termination. In addition, if Mr. Burns’ employment is terminated due to his death, all restricted share units and options granted to Mr. Burns pursuant to the employment agreement, to the extent outstanding and unvested, will immediately accelerate and become fully vested as of the date of death.
Steven Beeks
     Severance Benefits — Termination of Employment. In the event Mr. Beeks’ employment is terminated during the employment term by the Company without cause (as defined in Mr. Beeks’ employment agreement), Mr. Beeks will be entitled to severance payment equal to 50% of the present value of his base salary for the remainder of the term of his employment agreement, but in no event less than the greater of either six months’ base salary or the amount Mr. Beeks would receive under our severance policy for non-contract employees that is in effect at the time of termination. In addition, SARs granted to Mr. Beeks pursuant to his employment agreement will become fully vested, to the extent then outstanding and not otherwise vested, although the SARs may not be exercised by Mr. Beeks until the date they were originally scheduled to vest.
     Change in Control Benefits. Upon a change in control of the Company (as defined in the employment agreement), stock options, restricted share units and SARs granted to Mr. Beeks pursuant to his employment agreement will become fully vested, to the extent then outstanding and not otherwise vested.
     Severance Benefits — Termination of Employment in Connection with Change in Control. In the event Mr. Beeks’ employment is terminated by the Company without cause within six months of the date of a change in control (as defined in the employment agreement), Mr. Beeks would be entitled to severance pay equal to the greater of continued payment of 50% of his base salary under the employment agreement for the remainder of the term or $1,500,000.
     Severance Benefits — Death. In the event Mr. Beeks’ employment is terminated during the employment term due to his death, stock options, restricted share units and SARs granted to Mr. Beeks pursuant to his employment agreement will become fully vested, to the extent then outstanding and not otherwise vested.
Joseph Drake
     Severance Benefits — Termination of Employment. In the event Mr. Drake’s employment is terminated during the employment term by the Company without cause or by Mr. Drake for good reason (as those terms are defined in Mr. Drake’s employment agreement), Mr. Drake will be entitled to receive (i) 50% of each EBITDA bonus (as described under Description of Employment Agreements — Salary and Bonus Amounts above) that would have been earned through the conclusion of the term as if his employment agreement had not been terminated and (ii) a payment of 50% of the present value of his base salary for the remainder of the term of his employment agreement (provided that such payment is not less than the greater of six months’ of Mr. Drake’s base salary or the amount he would be entitled to receive under our severance policy for non-contract employees). In addition, Mr. Drake would be entitled to accelerated vesting of the equity-based awards granted pursuant to his employment agreement as follows: (a) with respect to his stock options, 100% of the next installment scheduled to vest following the date of termination and 50% of the following installment become fully vested; (b) with respect to his time-based restricted share units, 100% of the next installment scheduled to vest following the date of termination and 50% of the following installment will become fully vested; and (c) 100% of the next installment of his performance-based stock units scheduled to vest following the date of termination will become fully vested, in each case to the extent then outstanding and not otherwise vested.
     Change in Control Benefits. Upon a change in control of the Company (as defined in the employment agreement), stock options and restricted share units granted to Mr. Drake pursuant to his employment agreement will become fully vested, to the extent then outstanding and not otherwise vested.
     Severance Benefits — Termination of Employment in Connection with Change in Control. In the event Mr. Drake’s employment is terminated by the Company within cause or by Drake for good reason within six months of the date of a change in control (as defined in the employment agreement), Mr. Drake would be entitled to (i) payment of each EBITDA bonus that would have been earned through the conclusion of the term as if the employment agreement had not been terminated and (ii) severance pay equal to the greater of continued payment of

50% of his base salary under the employment agreement for the remainder of the term or $1,700,000.
     Severance Benefits — Death. In the event Mr. Drake’s employment is terminated during the employment term due to his death, his estate would be entitled to receive all accrued but unpaid base salary, a pro-rated discretionary bonus for the portion of the year employed and the stock options and restricted share units granted to Mr. Drake pursuant to his employment agreement will become fully vested, to the extent then outstanding and not otherwise vested.
James Keegan
     Severance Benefits — Termination of Employment. In the event Mr. Keegan’s employment is terminated during the employment term by the Company without cause (as defined in Mr. Keegan’s employment agreement), Mr. Keegan will be entitled to receive a severance payment equal to 50% of the present value his base salary for the remainder of the term of his employment agreement.
     Severance Benefits — Termination of Employment in Connection with Change in Control. In the event Mr. Keegan’s employment is terminated by the Company without cause after the date of a change in control (as defined in Mr. Burns’ employment agreement), 100,000 restricted share units granted to Mr. Keegan in June 2010 will become fully vested, to the extent then outstanding and not otherwise vested.
Estimated Severance and Change in Control Benefits
     The following present the approximate amount of the benefits that each of the Named Executive Officers would have been entitled to have, had his employment terminated under the circumstances described in the preceding paragraphs on March 31, 2010.
     Severance Benefits. The following chart presents our estimate of the amount of the dollar value of the benefits each of the Named Executive Officers would have been entitled to have, had his employment terminated under the circumstances described above (other than in connection with a change in control of the Company) on March 31, 2010:

				Termination Due to
	Termination by the Company Without Cause (1)			Executive’s Death
		Continuation of	Equity	Equity
Name	Cash Severance	Benefits	Acceleration (2)	Acceleration (2)
Jon Feltheimer	$4,800,000	$90,079	$3,856,545	$6,714,683
Michael Burns	$1,617,708	—	$3,801,202	$5,844,428
Steven Beeks	$750,000	—	$447,667	$1,442,167
Joseph Drake	$1,159,521	—	$1,474,200	$2,620,800
James Keegan	$484,896	—	—	—

(1)	As described above, Messrs. Feltheimer and Drake would also be entitled to these benefits pursuant to their respective employment agreements if their employment is terminated for good reason.

(2)	These columns report the intrinsic value of the unvested portions of each executive’s awards that would accelerate in the circumstances. For options and SARs, this value is calculated by multiplying the amount (if any) by which the closing price of our common shares on the last trading day of the fiscal year exceeds the exercise price or base price of the award by the number of shares subject to the accelerated portion of the award. For restricted share unit awards, this value is calculated by multiplying the closing price of our common shares on the last trading day of the fiscal year by the number of units subject to the accelerated portion of the award.
     Change in Control Benefits. The following chart presents our estimate of the dollar value of the amount of the benefits to which each of the Named Executive Officers would have been entitled to receive had a change in control of the Company occurred on March 31, 2010 (and, as applicable, the executive’s employment with us had terminated under the circumstances described above on such date):

		Equity		Section 280G
Name	Cash Severance (1)	Acceleration (2)		Gross-Up
Jon Feltheimer	$7,300,000	$3,856,545		$150,000	(3)
Michael Burns	$3,235,417	$3,801,202		—
Steven Beeks	$1,500,000	$1,442,167	(4)	—
Joseph Drake	$1,822,055	$2,620,800	(4)	—
James Keegan	—	—		—

(1)	As described above, these severance amounts are payable if the executive’s employment is terminated by the Company without cause in connection with a change in control. Pursuant to their employment agreements, Mr. Feltheimer and Mr. Burns would also be entitled to a cash severance payment if they voluntarily terminated employment within a specified period following a change in control (although the amount of the benefit in Mr. Feltheimer’s case would be limited to $2,500,000).

(2)	See footnote (2) to the table above for the determination of equity acceleration value.

(3)	See the description of the Section 280G provisions of Mr. Feltheimer’s employment agreement above. This figure represents the maximum amount of the Section 280G gross-up payment to which Mr. Feltheimer would be entitled in any circumstances under his employment agreement.

(4)	As described above, Messrs. Beeks and Drake would be entitled on a change in control to accelerated vesting of stock options, all restricted share units and SARs that were granted pursuant to their respective employment agreements.
     In June 2010, a change in control of the Company occurred as a result of Carl Icahn and affiliated entities, shareholders of the Company, becoming the beneficial owners, directly or indirectly, of securities representing 33% or more of then outstanding common shares of the Company. As a result, the then-outstanding equity awards held by Messrs. Feltheimer, Burns, Beeks and Drake accelerated on that date, as described under Potential Payments upon Termination or Change in Control above.
Director Compensation
     The Compensation Committee reviews and makes recommendations to the Board with respect to compensation of the Board and committee members. Directors who are employees of the Company receive no compensation for service as members of the Board. Directors who are not also our employees (“Non-Employee Directors”) are entitled to receive an annual retainer of $40,000 and an additional retainer of $15,000 if such director acts as Chairman of the Audit Committee, or $10,000 if such director acts as Chairman of the Compensation Committee, Chairman of the Nominating and Corporate Governance Committee or Chairman of the Strategic Advisory Committee. The non-employee Co-Chairman of the Board is entitled to receive an additional annual retainer of $52,000. In addition, each Non-Employee Director is entitled to receive a fee of $1,400 for each meeting of the Board or any committee thereof that the director attends in person, via teleconference or via videoconference.
     Additionally, in May 2010, the Compensation Committee engaged Mercer to conduct an assessment of market practices for special committee compensation. For its assessment, Mercer utilized its proprietary board of director compensation database to analyze typical compensation structures for special committees, highlighting companies based on revenue between $750 million and $5 billion, companies that had established temporary special committees to address critical issues and companies with significant committee activity. Based on this assessment, for their services on the Special Committee, each member earns a fee of $10,000 per month and will receive a one-time fee of $10,000 (other than the Chairman) for 2010. Additionally, Mr. Ludwig, as Chairman of the Special Committee, will receive an additional one-time fee of $60,000 in 2010.
     The retainers and fees for Non-Employee Directors are paid, at the director’s election, either 50% in cash and 50% in the form of our common shares or 100% in the form of our common shares, except that the additional annual retainer for our non-employee Co-Chairman is paid 50% in cash and 50% in the form of our common shares. Retainers are generally paid in two installments each year, with the number of shares to be delivered in payment of any retainer to be determined by dividing the dollar amount of the retainer to be paid in the form of common shares by the average closing price of our common shares for the last five business days prior to payment.
     Non-Employee Directors are also granted 12,500 restricted share units upon first being elected or appointed to the Board and an additional 12,500 restricted share units after five years of service on the Board. The restricted share units vest in annual installments over three years following the date of grant and are paid upon vesting in an equivalent number of our common shares. We require that Non-Employee Directors hold a minimum of 10,000 common shares.
     Pursuant to our policies, we also reimburse our directors for reasonable expenses incurred in the performance of their duties, including reimbursement for air travel and hotel expenses.
     The following table presents information regarding compensation paid to each of our Non-Employee Directors for services rendered during fiscal 2010. Compensation paid to Messrs. Feltheimer and Burns, each of whom is also employed by us, is presented below in the Summary Compensation table and the related explanatory tables. Compensation paid to Mark Amin and Laurie May, former directors of the Company, reflect amounts paid from April 1, 2009 to September 15, 2009. Compensation paid to Dr. Rachesky and Ms. Yaffe reflect amounts paid from September 15, 2009. Dr. Rachesky and Ms. Yaffe replaced Mr. Amin and Ms. May at the Company’s 2009 Annual General Meeting of Shareholders.
DIRECTOR COMPENSATION — FISCAL 2010

					Change in Pension
					Value and
				Non-Equity	Nonqualified
	Fees Earned or Paid	Stock		Incentive Plan	Deferred	All Other
	in Cash	Awards	Option Awards	Compensation	Compensation	Compensation	Total
Name	($)(1)	($)(2)(3)	($)(2)(3)	($)	Earnings ($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Mark Amin	$27,000	$—	$—	$—	$—	$—	$27,000
Norman Bacal	$59,600	$82,125	$—	$—	$—	$—	$141,725
Arthur Evrensel	$90,600	$—	$—	$—	$—	$—	$90,600
Morley Koffman	$102,334	$—	$—	$—	$—	$—	$102,334
Harald Ludwig	$187,000	$—	$—	$—	$—	$—	$187,000
Laurie May	$27,000	$—	$—	$—	$—	$—	$27,000
G. Scott Paterson	$91,400	$—	$—	$—	$—	$—	$91,400
Mark H. Rachesky, M.D.	$31,467	$82,125	$—	$—	$—	$—	$113,592
Daryl Simm	$104,800	$82,125	$—	$—	$—	$—	$186,925
Hardwick Simmons	$90,934	$—	$—	$—	$—	$—	$90,934
Brian V. Tobin	$91,000	$82,125	$—	$—	$—	$—	$173,125
Phyllis Yaffe	$35,667	$82,125	$—	$—	$—	$—	$117,792

(1)	The amounts reported in column (b) represent director annual retainer, chairman fees and meeting fees earned during fiscal 2010, paid, at the director’s election, either 50% in cash and 50% in the form of our common shares, or 100% in the form of our common shares. The value of the common shares is calculated using the average closing price of our common shares for the last five business days prior to payment. Payments of common shares are made twice a year in April and October of each year. During fiscal 2010, our Non-Employee Directors who elected to receive 50% of their retainers and fees in the form of common shares received the following number of shares: Mr. Amin, 2,144 shares; Mr. Evrensel, 7,228 shares, Mr. Koffman, 8,363 shares, Ms. May, 2,144 shares, Mr. Simm, 8,349 shares, Mr. Simmons, 7,458 shares, Mr. Tobin, 8,253 shares and Ms. Yaffe, 2,858 shares. During fiscal 2010, our Non-Employee Directors who elected to receive 100% of their retainers and fees in the form of common shares received the following number of shares: Mr. Bacal, 9,508 shares, Mr. Ludwig, 21,863, Mr. Paterson, 14,584 shares and Dr. Rachesky, 5,043 shares.

(2)	The amounts reported in columns (c) and (d) of the table above reflect the aggregate grant date fair value of these awards as determined under the principles used to calculate the value of equity awards for purposes of the Company’s financial statements (disregarding any estimate of forfeitures related to service-based vesting conditions). For a discussion of the assumptions and methodologies used to calculate the amounts referred to above, please see the discussion of stock awards and option awards contained in Note 15 to the Company’s Consolidated Financial Statements, included as part of the Company’s 2010 Annual Report on Form 10-K filed with the SEC on June 1, 2010 and incorporated herein by reference.

(3)	The following table presents the number of outstanding and unexercised option awards and the number of unvested stock awards held by each of our Non-Employee Directors as of March 31, 2010:

	Number of Shares	Number of Unvested
	Subject to Outstanding	Shares of Restricted
	Options as of	Share Units as of
Director	3/31/10	3/31/10
Mark Amin	—	—
Norman Bacal	50,000	12,500
Arthur Evrensel	—	8,333
Morley Koffman	—	8,333
Harald Ludwig	—	8,333
Laurie May	—	—
G. Scott Paterson	—	8,333
Mark H. Rachesky, M.D.	—	12,500
Daryl Simm	—	12,500
Hardwick Simmons	—	—
Brian V. Tobin	—	12,500
Phyllis Yaffe	—	12,500
Pursuant to our compensation program for Non-Employee Directors, as described above, Messrs. Bacal, Simm and Tobin were each granted 12,500 restricted share units on September 15, 2009 as each of these individuals had served on the Board for at least five years as of that date. Additionally, as new directors, Dr. Rachesky and Ms. Yaffe were each granted 12,500 restricted share units on September 15, 2009. The grant date fair value of each of these awards was $82,125.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
Security Ownership of Certain Beneficial Owners
     The following table presents certain information about beneficial ownership of our common shares as of July 23, 2010 by each person (or group of affiliated persons) who is known by us to own beneficially more than 5% of our common shares. Except as indicated in the footnotes to this table, the persons named in the table have sole voting and dispositive power with respect to all common shares shown as beneficially owned by them, subject to community property laws, where applicable.

Name of Beneficial Owner (1)	Number of Shares	Percent of Total (2)
Capital Research Global Investors (3)	12,350,000	9.1%
Carl C. Icahn (4)	44,772,451	32.9%
Mark H. Rachesky, M.D. (5)	39,419,126	28.9%

(1)	The addresses for the listed beneficial owners are as follows: Capital Research Global Investors, 333 South Hope Street, Los Angeles, California 90071; Carl C. Icahn, c/o Icahn Associates Corp., 767 Fifth Avenue, Suite 4700, New York, New York 10153; and Mark H. Rachesky, M.D. c/o MHR Fund Management LLC, 40 West 57th Street, 24th Floor, New York, NY 10019.

(2)	The percentage of total common shares owned by each person (or group of affiliated persons) is calculated by dividing: (1) the number of common shares deemed to be beneficially held by such person (or group of affiliated persons) as of July 23, 2010, as determined in accordance with Rule 13d-3 under the Exchange Act by (2) the sum of (A) 136,244,246 which is the number of common shares outstanding as of July 23, 2010; plus (B) the number of common shares issuable upon the exercise of options and other derivative securities, if any, exercisable as of July 23, 2010 or within 60 days thereafter, held by such person (or group of affiliated persons).

(3)	The information is based solely on a Form 13F filed on May 14, 2010 with the SEC by Capital Research Global Investors.

(4)	The number of common shares is based solely on an Amendment No. 37 to Schedule 13D filed on July 20, 2010 with the SEC by Carl C. Icahn. The common shares are held for the account of High River Limited Partnership (“High River”), which directly beneficially owns 8,954,490 common shares, Icahn Partners LP (“Icahn Partners”), which directly beneficially owns 13,031,594 common shares, Icahn Partners Master Fund LP (“Icahn Master”), which directly beneficially owns 15,372,255 common shares, Icahn Partners Master Fund II LP (“Icahn Master II”), which directly beneficially owns 5,381,689 common shares, and Icahn Partners Master Fund III LP (“IcahnMaster III”), which directly beneficially owns 2,032,423 common shares. Barberry Corp. (“Barberry”) is the sole member of Hopper Investments LLC (“Hopper”), which is the general partner of High River. Beckton Corp. (“Beckton”) is the sole stockholder of Icahn Enterprises G.P. Inc. (“Icahn Enterprises GP”), which is the general partner of Icahn Enterprises Holdings L.P. (“Icahn Enterprises Holdings”). Icahn Enterprises Holdings is the sole member of IPH GP LLC (“IPH”), which is the general partner of Icahn Capital LP (“Icahn Capital”). Icahn Capital is the general partner of each of Icahn Onshore LP (“Icahn Onshore”) and Icahn Offshore LP (“Icahn Offshore”). Icahn Onshore is the general partner of Icahn Partners. Icahn Offshore is the general partner of each of Icahn Master, Icahn Master II and Icahn Master III. Each of Barberry and Beckton is 100% owned by Mr. Icahn. As such, Mr. Icahn is in a position indirectly to determine the investment and voting decisions made by each of High River, Icahn Partners, Icahn Master, IcahnMaster II and Icahn Master III. Each of Icahn Offshore, Icahn Capital, IPH, Icahn Enterprises Holdings, Icahn Enterprises GP, Beckton and Mr. Icahn may be deemed to indirectly beneficially own the common shares which each of Icahn Partners, Icahn Master, Icahn Master II and Icahn Master III owns.

(5)	The information is based solely on the information in a Schedule 13D/A filed with the SEC on July 21, 2010 by MHR Fund Management LLC and affiliated entities, which reported sole and shared voting and dispositive power as follows: (a) MHR Capital Partners Master Account LP, sole voting power and sole dispositive power with respect to 2,370,023 common shares; (b) MHR Capital Partners (100) LP, sole voting power and sole dispositive power with respect to 316,650 common shares; (c) MHR Advisors LLC, sole voting power and sole dispositive power with respect to 2,686,673 common shares; (d) MHR Institutional Partners II LP, sole voting power and sole dispositive power with respect to 2,352,223 common shares; (e) MHR Institutional Partners IIA LP, sole voting power and sole dispositive power with respect to 5,925,953 common shares; (f) MHR Institutional Advisors II LLC, sole voting power and sole dispositive power with respect to 8,278,176 common shares; (g) MHR Institutional Partners III LP, sole voting power and sole dispositive power with respect to 28,436,734 common shares; (h) MHR Institutional Advisors III LLC, sole voting power and sole dispositive power with respect to 28,436,734 common shares; (i) MHR Fund Management LLC, sole voting power and sole dispositive power with respect to 39,401,583 common shares; and (j) Mark H. Rachesky, M.D., sole voting power and sole dispositive power with respect to 39,419,126 common shares, which includes all of the common shares otherwise described in this footnote (6) by virtue of Dr. Rachesky’s position as the managing member of each of MHR Advisors LLC, MHR Institutional Advisors II LLC, MHR Institutional Advisors III LLC and MHR Fund Management LLC, 12,500 restricted share units, payable upon vesting in an equal number of common shares, which are scheduled to vest in three equal installments on September 15, 2010, September 15, 2011 and September 15, 2012 and 5,043 shares held directly.
Security Ownership of Management
     The following table presents certain information about beneficial ownership of our common shares as of July 23,

2010 by (i) each director and executive officer, and (ii) all current directors and executive officers as a group. Except as indicated in the footnotes to this table, the persons named in the table have sole voting and dispositive power with respect to all common shares shown as beneficially owned by them, subject to community property laws, where applicable. Except for common shares in brokerage accounts, which may, from time to time (and up to a maximum of 10,000 common shares), together with other securities in the account, serve as collateral for margin loans made in such accounts, no shares reported as beneficially owned have been pledged as security for any loan or indebtedness.

Name of Beneficial Owner(1)	Number of Shares(1)	Percent of Total (2)
Norman Bacal(3)	31,603	*
Steven Beeks(4)	710,906	*
Michael Burns (5)	2,090,738	1.5%
Joseph Drake(6)	1,072,192	*
Arthur Evrensel (7)	35,476	*
Jon Feltheimer(8)	2,682,006	2.0%
James Keegan	31,700	*
Morley Koffman (9)	51,312	*
Wayne Levin(10)	256,879	*
Harald Ludwig (11)	95,738	*
G. Scott Paterson (12)	249,802	*
Mark H. Rachesky, M.D. (13)	39,419,126	28.9%
Daryl Simm (14)	40,248	*
Hardwick Simmons	57,137	*
Brian V. Tobin (15)	31,812	*
Phyllis Yaffe (16)	7,025	*
All executive officers and current directors as a group (16 persons)	46,863,700	34.4%

*	Less than 1%

(1)	Pursuant to Rule 13d-3(d)(1) of the Exchange Act, amount includes vested restricted share units and restricted share units vesting and options exercisable within 60 days of July 23, 2010 (i.e., September 21, 2010).

(2)	The percentage of total common shares owned by each person (or group of affiliated persons) is calculated by dividing: (1) the number of common shares deemed to be beneficially held by such person (or group of affiliated persons) as of July 23, 2010, as determined in accordance with Rule 13d-3 under the Exchange Act; by (2) the sum of (A) 136,244,246 which is the number of Shares outstanding as of July 23, 2010; plus (B) the number of Shares issuable upon the exercise of options and other derivative securities, if any, exercisable as of July 23, 2010 or within 60 days thereafter, held by such person (or group of affiliated persons).

(3)	Includes 4,167 restricted share units that will vest on or before September 21, 2010.

(4)	Includes 425,000 common shares subject to options that are fully exercisable on or before September 21, 2010. Excludes 850,000 cash-based share appreciation rights with an exercise price of $5.45.

(5)	Includes (i) 1,050,000 common shares subject to options that are fully exercisable on or before September 21, 2010 and an aggregate of (ii) 129,047 restricted share units that will vest on or before September 21, 2010.

(6)	Includes 500,000 common shares subject to options that are fully exercisable on or before September 21, 2010 and 6,667 restricted share units that will vest on or before September 21, 2010.

(7)	Includes 4,166 restricted share units that will vest on or before September 21, 2010.

(8)	Includes 1,050,000 common shares subject to options that are fully exercisable on or before September 21, 2010.

(9)	Includes 4,166 restricted share units that will vest on or before September 21, 2010.

(10)	Excludes 700,000 cash-based share appreciation rights with an exercise price of $5.17.

(11)	Includes 4,166 restricted share units that will vest on or before September 21, 2010.

(12)	Includes 4,166 restricted share units that will vest on or before September 21, 2010.

(13)	The information is based solely on the information in a Schedule 13D/A filed with the SEC on July 21, 2010 by MHR Fund Management LLC and affiliated entities, which reported sole and shared voting and dispositive power as follows: (a) MHR Capital Partners Master Account LP, sole voting power and sole dispositive power with respect to 2,370,023 common shares; (b) MHR Capital Partners (100) LP, sole voting power and sole dispositive power with respect to 316,650 common shares; (c) MHR Advisors LLC, sole voting power and sole dispositive power with respect to 2,686,673 common shares; (d) MHR Institutional Partners II LP, sole voting power and sole dispositive power with respect to 2,352,223 common shares; (e) MHR Institutional Partners IIA LP, sole voting power and sole dispositive power with respect to 5,925,953 common shares; (f) MHR Institutional Advisors II LLC, sole voting power and sole dispositive power with respect to 8,278,176 common shares; (g) MHR Institutional Partners III LP, sole voting power and sole dispositive power with respect to 28,436,734 common shares; (h) MHR Institutional Advisors III LLC, sole voting power and sole dispositive power with respect to 28,436,734 common shares; (i) MHR Fund Management LLC, sole voting power and sole dispositive power with respect to 39,401,583 common shares; and (j) Mark H. Rachesky, M.D., sole voting power and sole dispositive power with respect to 39,419,126 common shares, which includes all of the common shares otherwise described in this footnote (13by virtue of Dr. Rachesky’s position as the managing member of each of MHR Advisors LLC, MHR Institutional Advisors II LLC, MHR Institutional Advisors III LLC and MHR Fund Management LLC, 12,500 restricted share units, payable upon vesting in an equal number of common shares, which are scheduled to vest in three equal installments on September 15, 2010, September 15, 2011 and September 15, 2012 and 5,043 shares held directly.

(14)	Includes 4,167 restricted share units that will vest on or before September 21, 2010.

(15)	Includes 4,167 restricted share units that will vest on or before September 21, 2010.

(16)	Includes 4,167 restricted share units that will vest on or before September 21, 2010.
Equity Compensation Plan Information for Fiscal 2010
     We currently maintain two equity compensation plans: the 2004 Plan and the Lionsgate Employees’ and Directors’ Equity Incentive Plan (the “Equity Incentive Plan”), each of which has been approved by our shareholders. No new awards may be granted under the Equity Incentive Plan. In addition, as described below, we granted certain equity-based awards that were not under shareholder-approved plans in connection with our acquisition of Mandate Pictures in 2007.
     The following table sets forth, for each of our equity compensation plans, the number of common shares subject to outstanding options and rights, the weighted-average exercise price of outstanding options, and the number of shares remaining available for future award grants as of March 31, 2010.

					Number of Common Shares
					Remaining Available for
	Number of Common				Future Issuance Under Equity
	Shares to be Issued		Weighted-Average		Compensation Plans
	Upon Exercise of		Exercise Price of		(Excluding Shares
	Outstanding Options,		Outstanding Options,		Reflected in
Plan Category	Warrants and Rights		Warrants and Rights		the First Column)
Equity compensation plans approved by shareholders	7,120,686	(1)	$9.87	(2)	3,717,360	(3)
Equity compensation plans not approved by shareholders	1,028,333	(4)	$9.22	(4)	—

Total	8,149,019		$9.75		3,717,360

(1)	Of these shares, 2,760,000 were subject to options then outstanding under the 2004 Plan. In addition, this number includes 4,360,686 shares that were subject to outstanding stock unit awards granted under the 2004 Plan. Of these stock unit awards, 1,268,051 represent units subject to satisfaction of certain performance targets.

(2)	This number does not reflect the 4,360,686 shares that were subject to outstanding restricted share unit awards granted under the 2004 Plan.

(3)	All of these shares were available for award grant purposes under the 2004 Plan. The shares available under the 2004 Plan are, subject to certain other limits under that plan, generally available for any type of award authorized under the 2004 Plan including options, share appreciation rights, restricted shares, restricted share units, share bonuses and performance shares. No new awards may be granted under the Equity Incentive Plan.

(4)	On September 10, 2007, pursuant to the acquisition of Mandate Pictures, Joseph Drake entered into an employment agreement with Lions Gate Films, Inc. (“LGF”), our wholly-owned subsidiary, to serve as its Co-Chief Operating Officer and President of the Motion Picture Group, and Nathan Kahane entered into an employment agreement with LGF to serve as the President of Mandate Pictures. Pursuant to the terms of his employment agreement, Mr. Drake was granted 525,000 restricted share units (payable upon vesting in an equal number of shares of our common stock) which are scheduled to vest over five years based on his continued employment with LGF and half of which are also subject to the satisfaction of certain performance targets, and options to purchase 500,000 shares of our common stock, 200,000 options of which are vested and 300,000 options which are scheduled to vest over three years based on his continued employment with LGF. Pursuant to the terms of his employment agreement, Mr. Kahane was granted 25,000 restricted share units (payable upon vesting in an equal number of shares of our common stock) and options to purchase 100,000 shares of our common stock, all of which are scheduled to vest over three years based on his continued employment with LGF. The per share exercise price of each option is the closing price of our common stock on September 10, 2007, the date of grant of the options.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Review of Related Transactions
     We recognize that transactions we may conduct with any of our directors or executive officers may present potential or actual conflicts of interest and create the appearance that decisions are based on considerations other than our best interests and those of our shareholders. We have established, and the Board has adopted, a written Related Person Transactions Policy to monitor transactions, arrangements or relationships, including any indebtedness or guarantee of indebtedness, in which the Company and any of the following have an interest: (i) any person who is or was an executive officer, director, or director nominee of the Company at any time since the beginning of the Company’s last fiscal year; (ii) a person who is or was an immediate family member (as defined in the policy) of an executive officer, director, or director nominee at any time since the beginning of the Company’s last fiscal year; (iii) any person who, at the time of the occurrence or existence of the transaction, is greater than 5% beneficial owner of our common shares; (iv) any person who, at the time of the occurrence or existence of the transaction, is an immediate family member (as defined in the policy) of the greater than 5% beneficial owner of our common shares; or (v) or any firm, corporation or other entity in which any of the foregoing persons is employed or is a partner or principal or in which such person has a 10% or greater beneficial ownership interest (which we refer to in this report as a “related person”). The policy covers any transaction where the aggregate amount is expected to exceed $120,000 in which a related person has a direct or indirect material interest.
     Under the policy, potential related person transactions proposed to be entered into by us must be reported to our General Counsel, and shall be reviewed and approved by the Audit Committee. The Audit Committee will review the material facts of any potential related person transaction and will then approve, ratify or disapprove the transaction. In making its determination to approve or ratify a related person transaction, the Audit Committee considers such factors as: (i) the extent of the related person’s interest in the related person transaction; (ii) the approximate dollar value of the amount involved in the related person transaction; (iii) the approximate dollar value of the amount of the related person’s interest in the transaction without regard to the amount of any profit or loss; (iv) whether the transaction was undertaken in the ordinary course of business of the Company; (v) whether the transaction with the related person is proposed to be, or was, entered into on terms no less favorable to the Company than terms that could have been reached with an unrelated third person; (vi) the purpose of, and the potential benefits to the Company of, the transaction; and (vii) any other information regarding the related person transaction or the related person in the context of the proposed transaction that would be material to investors in light of the circumstances of the particular transaction. No director or executive officer may participate in any discussion, approval or ratification of a transaction in which he or she is a related person.
     The full text of the Related Person Transaction Policy is available in the Investors/Governance Documents section on our website at www.lionsgate.com or may be obtained in print, without charge, by any shareholder upon request to our Corporate Secretary.
Relationships and Transactions
     Cerulean, LLC Transactions
     In December 2003 and April 2005 (as amended in May 2010), we entered into distribution agreements with Cerulean, LLC (“Cerulean”), a company in which Messrs. Feltheimer and Burns each hold a 28% interest. Under the agreements, we obtained rights to distribute certain titles in home video and television media and Cerulean is entitled to receive royalties. During the year ended March 31, 2010, the Company paid $0.1 million to Cerulean under these agreements
     Icon International, Inc. Transactions
     In March 2006, we entered into purchase and vendor subscription agreements with Icon International, Inc. (“Icon”), a company which directly reports to Omnicom Group, Inc. Mr. Simm is the Chairman and Chief Executive Officer of Omnicom Media Group, a division of Omnicom Group, Inc. Under the purchase agreement, we agreed to transfer title to certain excess CDs in inventory to Icon International, Inc. for liquidation purposes. In return, Icon agreed to pay us approximately $0.7 million. We received the $0.7 million payment in March 2006. Under the vendor subscription agreement, we agreed to purchase approximately $4.1 million in media advertising through Icon. During the year ended March 31, 2010, we did not make any payments to Icon under the vendor subscription agreement.
     In January 2007, we and Icon entered into a vendor subscription agreement (the “Vendor Agreement”) with a term of five years. Mr. Simm is the Chairman and Chief Executive Officer of Omnicom Media Group, a division of Omnicom Group, Inc. Under the Vendor Agreement, we agreed to purchase media advertising through Icon and Icon agreed to reimburse us for certain operating expenses as follows: (1) $763,958 during the first year of the term; (2) $786,013 during the second year of the term; (3) $808,813 during the third year of the term; (4) $832,383 during the fourth year of the term; and (5) $856,750 during the fifth year of the term (collectively, the “Minimum Annual Payment Amounts”) or, at our option, we could elect that Icon reimburse us for certain operating expenses in the following amounts: (a) $1,145,936 during the first year of the term; (b) $1,179,019 during the second year of the term; (c) $1,213,219 during the third year of the term; (d) $1,248,575 during the fourth year of the term; and (e) $1,285,126 during the fifth year of the term (collectively, the “Supplemental Annual Payment Amounts”). We have elected to be reimbursed for the Supplemental Annual Payment Amount for the first year of the term. In exchange, we agreed to purchase media advertising through Icon of approximately $5.6 million per year (if we elect to be reimbursed for the Minimum Annual Payment Amount) or approximately $8.4 million per year (if we elect to be reimbursed for the Supplemental Annual Payment Amount) for the five-year term. The actual amount of media advertising to be purchased is determined using a formula based upon values assigned to various types of advertising, as set forth in the Vendor Agreement. For accounting purposes, the operating expenses incurred by us will continue to be expensed in full and the reimbursements from Icon of such expenses will be treated as a discount on media advertising and will be reflected as a reduction of advertising expense as the media advertising costs are incurred by us. The Vendor Agreement may be terminated by us effective as of any Vendor Agreement year end with six months notice. During the year ended March 31, 2009, Icon paid $1.2 million to us under the Vendor Agreement. During the year ended March 31, 2010, Icon paid $1.2 million to the Company under the Vendor Agreement. During the year ended March 31, 2010, the Company incurred $7.2 million in media advertising expenses with Icon under the Vendor Agreement.
     Other Transactions
     During the year ended March 31, 2010, we recognized $2.2 million in revenue pursuant to the five-year license agreement with FEARnet, of which we own a 33.33% interest.
     During the year ended March 31, 2010, we recognized less than $0.1 million in distribution and marketing expenses paid to Roadside Attractions, LLC (“Roadside”) in connection with the release of certain theatrical titles. During the year ended March 31, 2010, we made $3.1 million in participation payments to Roadside in connection with the distribution of certain theatrical titles. We hold a 43% interest in Roadside.
     During the year ended March 31, 2010, we recognized $0.6 million in interest income associated with a $7.9 million note receivable from Break.com, of which we own a 42% equity interest.
     During the year ended March 31, 2010, we recognized $38.6 million of revenue from Studio 3 Partners, LLC (“EPIX”) in connection with certain theatrical releases. As of March 31, 2010, we held $11.8 million of accounts receivables from EPIX. EPIX is our joint venture with Viacom Inc., Paramount Pictures Corporation and Metro-Goldwyn-Mayer Studios Inc. We own a 31.15% interest in EPIX.
Director Independence
     It is the policy of the Board that a majority of directors be “independent” of the Company and of the Company’s management. For a director to be deemed “independent,” the Board shall affirmatively determine that the director has no material relationship with the Company or its affiliates or any member of the senior management of the Company or his or her affiliates. In making this determination, the Board shall apply, at a minimum and in addition to any other standards for independence established under applicable statutes and regulations, the following standards, which are available in the Investors/Governance Documents section on our website at

www.lionsgate.com and which may be amended or supplemented, from time to time:
•	A director who is, or has been within the last three years, an employee of the Company, or whose immediate family member is, or has been within the last three years an executive officer of the Company will not be deemed independent. Employment as an interim Chairman or Chief Executive Officer or other executive officer will not disqualify a director from being considered independent following that employment.

•	A director who has received, or who has an immediate family member who has received, during any twelve-month period within the last three years, more than $120,000 in direct compensation from the Company, other than director and committee fees and pension or other forms of deferred compensation for prior service (provided such compensation is not contingent in any way on continued service), will not be deemed independent. Compensation received by a director for former service as an interim Chairman or Chief Executive Officer or other executive officer, and compensation received by an immediate family member for service as an employee (other than an executive officer) of the Company will not be considered in determining independence under this test.

•	(A) A director who is a current partner or employee of a firm that is the Company’s internal or external auditor; (B) a director who has an immediate family member who is a current partner of such a firm; (C) a director who has an immediate family member who is a current employee of such a firm and personally works on the listed Company’s audit; or (D) a director who was, or whose immediate family member was, within the last three years a partner or employee of such a firm and personally worked on the Company’s audit within that time will not be deemed independent.

•	A director who is, or whose immediate family member is, or has been within the last three years, employed as an executive officer of another company where any of the Company’s present executive officers at the time serves or served on that company’s compensation committee will not be deemed independent.

•	A director who is a current employee, or whose immediate family member is a current executive officer, of an entity that has made payments to, or received payments from, the Company for property or services in an amount which, in any of the last three fiscal years, exceeds the greater of $1 million or 2% of such other entity’s consolidated gross revenues, will not be deemed independent. In applying this test, both the payments and the consolidated gross revenues shall be those reported in the last completed fiscal year.
     Pursuant to our Corporate Governance Guidelines, the Board undertook its annual review of director independence in May 2010. During this review, the Board considered transactions and relationships between each director or any member of his immediate family and the Company and its subsidiaries and affiliates, including those reported under the heading Certain Relationships and Related Transactions below. The Board also examined transactions and relationships between directors or their affiliates and members of the Company’s senior management or their affiliates. As provided in our Corporate Governance Guidelines, the purpose of this review was to determine whether any such relationships or transactions were inconsistent with a determination that the director is “independent.” The Nominating and Corporate Governance Committee, with assistance from counsel, regularly reviews our Corporate Governance Guidelines to ensure their compliance with Canadian law and SEC and NYSE regulations. The full text of our Corporate Governance Guidelines is available on our website at www.lionsgate.com, or may be obtained in print, without charge, by any shareholder upon request to our Corporate Secretary.
     As a result of this review, the Board affirmatively determined that each of Messrs. Bacal, Evrensel, Koffman, Ludwig, Paterson, Dr. Rachesky, Simm, Simmons, Tobin and Ms. Yaffe are “independent” of the Company and its management under our Standards for Director Independence, Canadian standards, SEC rules and regulations and the NYSE listing standards. Each of these directors meets the independence requirements adopted by the Board of Directors as set forth above and has no other material relationships with the Company that the Board of Directors, after considering all relevant facts and circumstances, believes would interfere with the exercise of independent judgment in carrying out such director’s responsibilities.
     In making its determination that Messrs. Bacal and Evrensel are “independent” directors, the Board noted that Heenan Blaikie LLP, of which Messrs. Bacal and Evrensel are partners, is the Company’s outside Canadian corporate counsel. During the year ended March 31, 2010, we made approximately $0.4 million in payments to Heenan Blaikie LLP, the Company’s outside Canadian counsel, in connection with legal services. Accordingly, given that neither Mr. Bacal nor Mr. Evrensel directly represented the Company in any legal matters in fiscal 2010 and the Company’s payments to Heenan Blaikie LLP for services rendered in fiscal 2010 represented less than 2% of such firms total consolidated gross revenues, the Board concluded that this relationship does not affect their status as “independent” directors.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
     During fiscal 2009 and 2010, we retained our independent registered public accounting firm, Ernst & Young LLP, to provide services in the categories listed below. The following are the aggregate fees billed for each of the last two fiscal years for such services in the approximate amounts:

	Years Ended March 31,
	2009	2010
Audit Fees	$2,377,182	$2,456,915
Audit-Related Fees	$675,074	$72,661
Tax Fees	$647,170	$711,358
All Other Fees	$148,767	$547,643
     Audit Fees includes fees associated with the annual audit of our financial statements, the audit of the effectiveness of internal control over financial reporting, reviews of our Quarterly Reports on Form 10-Q, consultation with management as to the accounting or disclosure treatment of transactions or events and/or the actual or potential impact of final or proposed rules, standards, or interpretations by the SEC, the Financial Accounting Standards Board or other regulatory or standard-setting bodies, international statutory audits, and services that only the independent auditors can reasonably provide, such as services associated with SEC registration statements or other documents issued in connection with securities offerings (including consents and comfort letters). Audit-Related Fees were principally for services related to proposed or consummated acquisitions or transactions and attestation services not required by statute or regulation and the related accounting or disclosure treatment for such transactions or events. Tax Fees include amounts billed for tax compliance, tax advice and tax planning. Other Fees were principally for transaction integration services related to an acquisition.
     Pursuant to the Audit Committee’s policy to pre-approve all permitted audit and non-audit services, the Audit Committee pre-approved all professional services provided by Ernst & Young LLP during fiscal 2010 and determined that the provision of non-audit services in fiscal 2010 was compatible with maintaining Ernst & Young LLP’s independence.
     The Audit Committee may delegate pre-approval authority to one or more of its members. The member to whom such authority is delegated must report any pre-approval decisions to the full Audit Committee at its next scheduled meeting.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) (1) Financial Statements. The consolidated financial statements were included in the Original Filing.
(2) Financial Statement Schedules. All financial statement schedules have been omitted since the information is either not applicable or required or was included in the financial statements or notes included in the Original Filing.
(3) and (b) Exhibits. The exhibits listed on the accompanying Index to Exhibits are incorporated herein by reference, as indicated in the following list.
(b) Index to Exhibits

Exhibit
Number	Description of Documents
3.1(10)	Articles

3.2(34)	Notice of Articles

3.3(17)	Vertical Short Form Amalgamation Application

3.4(17)	Certificate of Amalgamation

4.1(1)	Indenture dated as of December 3, 2003 among Lions Gate Entertainment Inc., Lions Gate Entertainment Corp. and J.P. Morgan Trust Company, National Association

4.2(1)	Form of 4.875% Convertible Senior Subordinated Notes Due 2010

4.3(1)	Form of Guaranty of 4.875% Convertible Subordinated Notes Due 2010

4.4(2)	Indenture dated as of October 4, 2004 among Lions Gate Entertainment Inc., Lions Gate Entertainment Corp. and J.P. Morgan Trust Company, National Association

4.5(2)	Form of 2.9375% Convertible Senior Subordinated Notes due 2024

4.6(2)	Form of Guaranty of 2.9375% Convertible Senior Subordinated Notes due 2024

4.7(3)	Indenture dated as of February 24, 2005 among Lions Gate Entertainment Inc., Lions Gate Entertainment Corp. and J.P. Morgan Trust Company, National Association

4.8(3)	Form of 3.625% Convertible Senior Subordinated Notes due 2025

4.9(3)	Form of Guaranty of 3.625% Convertible Senior Subordinated Notes due 2025

4.10(24)	Form of Refinancing Exchange Agreement dated April 27, 2009

4.11(24)	Form of Indenture dated as of April 27, 2009 among Lions Gate Entertainment Inc., Lions Gate Entertainment Corp. and The Bank of New York Mellon Trust Company, N.A.

4.12(24)	Form of 3.625% Convertible Senior Subordinated Notes Due 2025 dated as of April 27, 2009

4.13(24)	Form of Guaranty of 3.625% Convertible Senior Subordinated Notes due 2025 dated as of April 27, 2009

4.14(35)	Rights Plan, dated as of March 12, 2010, between Lions Gate Entertainment Corp. and CIBC Mellon Trust Company, as amended and restated as of April 22, 2010 between Lions Gate Entertainment Corp. and CIBC Mellon Trust Company.

4.15 (42)	Rights Plan, dated as of July 1, 2010, between Lions Gate Entertainment Corp. and CIBC Mellon Trust Company.

4.16 (43)	Form of Lions Gate Entertainment Inc. 3.625% Convertible Senior Subordinated Note due 2027

4.17 (44)	Form of Lions Gate Entertainment Inc. 2.9375% Convertible Senior Subordinated Note due 2026

10.1(4)*	Amended Employees’ and Directors’ Equity Incentive Plan

10.2(5)*	Form of Incentive Plan Stock Option Agreement

10.3(10)*	2004 Performance Plan Restricted Share Unit Agreement

10.4(14)*	2004 Performance Incentive Plan

10.5(10)*	Form of 2004 Performance Incentive Plan Nonqualified Stock Option Agreement

10.6(6)	Registration Rights Agreement by and among the Company, Mark Amin and Reza Amin, dated as of June 6, 2000

10.7*	Director Compensation Summary

10.8(16)*	Employment Agreement between the Company and Jon Feltheimer, dated September 20, 2006

10.9(16)*	Employment Agreement between the Company and Michael Burns, dated September 1, 2006

Exhibit
Number	Description of Documents
10.10(13)*	Employment Agreement between the Company and James Keegan, dated February 21, 2006 and entered into as of April 4, 2006

10.11(13)*	Employment Agreement between the Company and Wayne Levin, dated April 1, 2006 and entered into as of May 9, 2006

10.12(13)*	Employment Agreement between the Company and Marni Wieshofer, dated January 5, 2006 and entered into as of March 7, 2006

10.13(17)*	Employment Agreement between the Company and Steve Beeks, dated March 28, 2007 and entered into as of March 29, 2007

10.14(7)	Amended and Restated Credit, Security, Guaranty and Pledge Agreement, dated as of December 15, 2003 among Lions Gate Entertainment Corp., Lions Gate Entertainment Inc., the Guarantors referred to therein, the Lenders referred to therein, JP Morgan Chase Bank, JP Morgan Chase Bank (Toronto Branch), Fleet National Bank and BNP Paribas, dated as of December 15, 2003

10.15(1)	Amendment No. 1 to the Company’s Amended and Restated Credit, Security, Guaranty and Pledge Agreement, dated as of June 15, 2004, by and among Lions Gate Entertainment Corp., Lions Gate Entertainment Inc., the Guarantors referred to therein, the Lenders referred to therein, JP Morgan Chase Bank, JP Morgan Chase Bank (Toronto Branch), Fleet National Bank and BNP Paribas, dated as of December 15, 2003

10.16(2)	Amendment No. 2 to the Amended and Restated Credit, Security, Guaranty and Pledge Agreement, dated as of September 22, 2004, by and among Lions Gate Entertainment Corp., Lions Gate Entertainment Inc., the Guarantors referred to therein, the Lenders referred to therein, JP Morgan Chase Bank, JP Morgan Chase Bank (Toronto Branch), Fleet National Bank and BNP Paribas, dated as of December 15, 2003

10.17(8)	Amendment No. 3 to the Amended and Restated Credit, Security, Guaranty and Pledge Agreement, dated as of December 31, 2004, by and among Lions Gate Entertainment Corp., Lions Gate Entertainment Inc., the Guarantors referred to therein, the Lenders referred to therein, JP Morgan Chase Bank, JP Morgan Chase Bank (Toronto Branch), Fleet National Bank and BNP Paribas, dated as of December 15, 2003

10.18(8)	Amendment No. 4 to the Amended and Restated Credit, Security, Guaranty and Pledge Agreement, dated as of February 15, 2005, by and among Lions Gate Entertainment Corp., Lions Gate Entertainment Inc., the Guarantors referred to therein, the Lenders referred to therein, JP Morgan Chase Bank, National Association, JP Morgan Chase Bank, National Association (Toronto Branch), Fleet National Bank and BNP Paribas, dated as of December 15, 2003

10.19(9)	Amendment No. 5 to the Amended and Restated Credit, Security, Guaranty and Pledge Agreement, dated as of March 31, 2005, by and among Lions Gate Entertainment Corp., Lions Gate Entertainment Inc., the Guarantors referred to therein, the Lenders referred to therein, JP Morgan Chase Bank, National Association, JP Morgan Chase Bank, National Association (Toronto Branch), Fleet National Bank and BNP Paribas, dated as of December 15, 2003

10.20(11)	Amendment No. 6 to the Amended and Restated Credit, Security, Guaranty and Pledge Agreement, dated as of June 21, 2005, by and among Lions Gate Entertainment Corp., Lions Gate Entertainment Inc., the Guarantors referred to therein, the Lenders referred to therein, JP Morgan Chase Bank, National Association, JP Morgan Chase Bank, National Association (Toronto Branch), Fleet National Bank and BNP Paribas, dated as of December 15, 2003

10.21(11)	Amendment No. 7 to the Amended and Restated Credit, Security, Guaranty and Pledge Agreement, dated as of October 17, 2005, by and among Lions Gate Entertainment Corp., Lions Gate Entertainment Inc., the Guarantors referred to therein, the Lenders referred to therein, JP Morgan Chase Bank, National Association, JP Morgan Chase Bank, National Association (Toronto Branch), Fleet National Bank and BNP Paribas, dated as of December 15, 2003

10.22(17)	Amendment No. 9 to the Amended and Restated Credit, Security, Guaranty and Pledge Agreement, dated as of April 2, 2007, by and among Lions Gate Entertainment Corp., Lions Gate Entertainment Inc., the Guarantors referred to therein, the Lenders referred to therein, JP Morgan Chase Bank, National Association, JP Morgan Chase Bank, National Association (Toronto Branch), Fleet National Bank and BNP Paribas, dated as of December 15, 2003

10.23(10)*	Amendment to January 5, 2000 Incentive Plan Stock Option Agreement between the Company and Michael Burns, dated December 11, 2001

Exhibit
Number	Description of Documents
10.24(10)*	Amendment to January 5, 2000 Incentive Plan Stock Option Agreement between the Company and Jon Feltheimer, dated December 11, 2001

10.25(10)*	Share Appreciation Rights Award Agreement between the Company and Steve Beeks, dated February 2, 2004

10.26(10)*	Clarification of Stock Appreciation Rights Award Letter for Steve Beeks, dated November 18, 2004

10.27(12)	Partnership Interest Purchase Agreement, dated December 22, 2005, by and among Lions Gate Entertainment Corp., Lions Gate Films Corp., Bosa Development Corp., and 0742102 B.C. LTD.

10.28(12)	Amendment to Partnership Interest Purchase Agreement Amendment and Removal of Conditions Precedent, January 23, 2006, by and among Lions Gate Entertainment Corp., Lions Gate Films Corp., Bosa Development Corp., and 0742102 B.C. LTD.

10.29(13)	Agreement dated as of December 6, 2005 between Lions Gate Film, Inc. and Sobini Films, with respect to the distribution rights to the motion picture entitled “The Prince and Me II.”

10.30(13)	Agreement dated as of March 24, 2005 between Lions Gate Films Inc. and Sobini Films, with respect to the distribution rights to the motion picture entitled “Streets of Legend.”

10.31(13)	Agreement dated as of December 6, 2005 between Lions Gate Films Inc. and Sobini Films, with respect to the distribution rights to the motion picture entitled “Peaceful Warrior.”

10.32(13)	Purchase Agreement dated March 17, 2006 between Lions Gate Entertainment Corp. and Icon International, Inc.

10.33(13)	Vendor Subscription Agreement dated March 17, 2006 between Lions Gate Entertainment Corp. and Icon International, Inc.

10.34(13)	Agreement, by and between Ignite, LLC and Lions Gate Films Inc., entered into June 13, 2006 and dated and effective as of March 13, 2006

10.35(15)	Right of First Refusal Agreement dated as of August 29, 2006 between Lions Gate Entertainment Corp., Sobini Films and Mark Amin.

10.36(17)+	Master Covered Picture Purchase Agreement, by and between LG Film Finance I, LLC and Lions Gate Films Inc., dated as of May 25, 2007

10.37(17)+	Master Distribution Agreement, by and between Lions Gate Films Inc. and LG Film Finance I, LLC, dated as of May 25, 2007

10.38(17)+	Limited Liability Company Agreement for LG Film Finance I, LLC, dated as of May 25, 2007

10.39(18)	Amendment No. 10 to the Amended and Restated Credit, Security, Guaranty and Pledge Agreement, dated as of August 8, 2007, by and among Lions Gate Entertainment Corp., Lions Gate Entertainment Inc., the Guarantors referred to therein, the Lenders referred to therein, JP Morgan Chase Bank, National Association, JP Morgan Chase Bank, National Association (Toronto Branch), Fleet National Bank and BNP Paribas, dated as of December 15, 2003.

10.40(19)+	Revenue Participation Purchase Agreement dated as of July 25, 2007 among Lions Gate Entertainment Inc., Lions Gate Films Inc., Lions Gate Television Inc., MQP, LLC and SGF Entertainment, Inc.

10.41(19)+	Master Distribution Agreement (Film Productions) dated as of July 25, 2007 between MQP LLC and Lions Gate Films Inc.

10.42(19)+	Master Distribution Agreement (Television Productions) dated as of July 25, 2007 between MQP LLC and Lions Gate Television Inc.

10.43(20)	Purchase Agreement by and among the Sellers, Lions Gate Entertainment Corp., Lions Gate Entertainment Inc., Mandate Pictures, LLC and Joseph Drake dated September 10, 2007.

10.44(20)	Registration Rights Agreement by and among the Sellers and Lions Gate Entertainment Corp. dated September 10, 2007.

10.45(20)	Letter Agreement by and among the Sellers, Lions Gate Entertainment Corp., Lions Gate Entertainment Inc., Mandate Pictures, LLC and Joseph Drake dated September 10, 2007.

10.46(20)*	Employment Agreement by and between Lions Gate Films, Inc. and Joe Drake dated September 10, 2007

10.47(21)	Amendment No. 1 to Right of First Refusal Agreement dated as of August 29, 2006 by and among Lions Gate Entertainment Corp., Sobini Films and Mark Amin dated December 20, 2007

Exhibit
Number	Description of Documents
10.48(22)	Amendment No. 8 to the Amended and Restated Credit Facility, Security, Guaranty and Pledge Agreement, dated as of December 5, 2006, by and among Lions Gate Entertainment Corp., Lions Gate Entertainment Inc., the Guarantors referred to therein, the Lenders referred to therein, JP Morgan Chase Bank, National Association, JP Morgan Chase Bank, National Association (Toronto Branch), Fleet National Bank and BNP Paribas, dated as of December 15, 2003

10.49(22)+	First Amendment dated January 30, 2008 to Master Covered Picture Purchase Agreement by and between LG Film Finance I, LLC and Lions Gate Films, Inc. dated as of May 25, 2007

10.50(23)	Amendment No. 11 to the Amended and Restated Credit, Security, Guaranty and Pledge Agreement, dated as of April 10, 2008, by and among Lions Gate Entertainment Corp., Lions Gate Entertainment Inc., the Guarantors referred to therein, the Lenders referred to therein, JPMorgan Chase Bank, National Association (formerly known as JPMorgan Chase Bank), JP Morgan Chase Bank, National Association (Toronto Branch), Bank of America, N.A. (as successor by merger to Fleet National Bank) and BNP Paribas, dated as of December 15, 2003

10.51(25)+	Second Amended and Restated Credit, Security, Guaranty and Pledge Agreement by and among Lions Gate Entertainment Inc., Lions Gate UK Limited, Lions Gate Australia Pty Limited, the Guarantors referred to therein, the Lenders referred to therein, JPMorgan Chase Bank, N.A. and Wachovia Bank, N.A., dated of July 25, 2008

10.52(26)*	Amendment of Employment Agreement between the Company and Jon Feltheimer dated September 18, 2008

10.53(26)*	Amendment of Employment Agreement between the Company and Michael Burns dated September 22, 2008

10.54(27)*	Amendment of Employment Agreement between the Company and Jon Feltheimer dated October 8, 2008

10.55(28)	Equity Purchase Agreement dated January 5, 2009, by and among Lions Gate Entertainment, Inc., Gemstar-TV Guide International, Inc., TV Guide Entertainment Group, Inc., UV Corporation and Macrovision Solutions Corporation

10.56(29)*	Employment Agreement between the Company and James Keegan dated January 14, 2009

10.57(30)*	Amended and Restated Employment Agreement between the Company and Jon Feltheimer dated December 15, 2008

10.58(30)*	Amended and Restated Employment Agreement between the Company and Michael Burns dated December 15, 2008

10.59(30)*	Amended and Restated Employment Agreement between the Company and Steven Beeks dated December 15, 2008

10.60(30)*	Amended and Restated Employment Agreement between the Company and James Keegan dated December 15, 2008

10.61(30)*	Amended and Restated Employment Agreement between the Company and Wayne Levin dated December 15, 2008

10.62(30)	Form of Director Indemnity Agreement

10.63(31)*	Amendment of Employment Agreement between the Company and Steven Beeks dated February 6, 2009

10.64(32)*	Employment Agreement between Lions Gate Films, Inc. and Wayne Levin dated April 6, 2009

10.65(36)+	Equity Purchase Agreement between TVGN Holdings, LLC, Lionsgate Channels, Inc. and Lions Gate Entertainment Inc. dated May 28, 2009

10.66(36)+	Amended and Restated Operating Agreement of TV Guide Entertainment Group, LLC dated as of May 28, 2009

10.67(37)	Letter Agreement between Mark H. Rachesky and Lions Gate Entertainment Corp. dated July 9, 2009

10.68(38)	Registration Rights Agreement, dated as of October 22, 2009, by and among Lions Gate Entertainment Corp. and the persons listed on the signature pages thereto.

10.69(39)*	Amendment of Employment Agreement, dated as of November 2, 2009, by and between the Company and Michael Burns.

10.70(34)+	Amendment No. 1 to the Second Amended and Restated Credit, Security, Guaranty and Pledge Agreement dated as of July 25, 2008, with the guarantors and lenders referred to therein, JP

Exhibit
Number	Description of Documents
Morgan ChaseBank, N.A., as administrative agent and issuing bank, and Wachovia Bank, N.A., as syndication agent.

10.71(40)	Amendment No. 2 dated as of November 24, 2009 to the Second Amended and Restated Credit, Security, Guaranty and Pledge Agreement dated as of July 25, 2008 among Lions Gate Entertainment Inc., Lions Gate UK Limited and Lions Gate Australia Pty Limited, as Borrowers, the guarantors and lenders referred to therein, JPMorgan Chase Bank, N.A., as Administrative Agent and as Issuing Bank and Wachovia Bank, N.A., as Syndication Agent.

10.72(41)+	Credit, Security, Guaranty and Pledge Agreement dated as of October 6, 2009, among Lions Gate Mandate Financing Vehicle Inc., the guarantors and lenders referred to therein, JPMorgan Chase Bank, N.A., as administrative agent and issuing bank, Union Bank, N.A., as co-administrative agent, syndication agent and joint lead arranger, and Wells Fargo Bank, National Association as documentation agent.

10.73(41)	Indenture dated as of October 21, 2009 among Lions Gate Entertainment Inc., Lions Gate Entertainment Corp., the guarantors referred to therein and U.S. Bank National Association.

10.74(41)	Pledge and Security Agreement dated as of October 21, 2009 among Lions Gate Entertainment, Inc., the grantors listed therein and U.S. Bank National Association.

10.75(41)	Intercreditor Agreement dated as of October 21, 2009 among JPMorgan Chase Bank, N.A., as administrative agent, U.S. Bank National Association, as collateral agent, Lions Gate Entertainment, Inc. and the loan parties referred to therein.

10.76(41)+	Amendment No. 1, executed on January 22, 2010 and dated as of December 31, 2009, to Credit, Security, Guaranty and Pledge Agreement dated as of October 6, 2009, among Lions Gate Mandate Financing Vehicle Inc., the guarantors and lenders referred to therein, JPMorgan Chase Bank, N.A., as administrative agent and issuing bank, Union Bank, N.A., as co-administrative agent, syndication agent and joint lead arranger, and Wells Fargo Bank, National Association as documentation agent.

10.77 (45)	Amendment No.3 dated as of June 22, 2010 to the Second Amended and Restated Credit, Security, Guaranty and Pledge Agreement dated as of July 25, 2008 among Lions Gate Entertainment Inc., Lions Gate UK Limited and Lions Gate Australia Pty Limited, as Borrowers, the guarantors and lenders referred to therein, JP Morgan Chase Bank, N.A., as Administrative Agent and as Issuing Bank and Wachovia Bank, N.A., as Syndication Agent

10.78 (45)	Amendment No.2 dated as of June 22, 2010 to the Credit, Security, Guaranty and Pledge Agreement dated as of October 6, 2009, among Lions Gate Mandate Financing Vehicle Inc., the guarantors and lenders referred to therein, JPMorgan Chase Bank, N.A., as administrative agent and issuing bank, Union Bank, N.A., as co-administrative agent, syndication agent and joint lead arranger, and Wells Fargo Bank, National Association as documentation agent

10.79 (46)	Letter, dated as of July 9, 2010, from Lions Gate Entertainment Corp. to Carl C. Icahn.

10.80 (47)	Refinancing Exchange Agreement, dated July 20, 2010, by Lions Gate Entertainment Inc. and Kornitzer Capital Management, Inc.

18.1(33)	Preferability Letter dated May 30, 2008

21.1	Subsidiaries of the Company **

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm **

23.2	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm **

24.1	Power of Attorney (Contained on Signature Page) ***

31.1	Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002

99.1	Studio 3 Partners L.L.C. Audited Financial Statements for the fiscal years ended December 31, 2009 and 2008 **

(1)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004.

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on October 4, 2004.

(3)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on February 25, 2005.

(4)	Incorporated by reference to the Company’s Definitive Proxy Statement dated August 13, 2001.

(5)	Incorporated by reference to the Company’s Registration Statement on Form S-2 under the Securities Act of 1933 dated April 30, 2003.

(6)	Incorporated by reference to the Company’s Registration Statement on Form F-4 under the Securities Act of 1933 dated August 18, 2000.

(7)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2003.

(8)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on February 22, 2005.

(9)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on April 14, 2005.

(10)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005 as filed on June 29, 2005.

(11)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on October 18, 2005.

(12)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2005.

(13)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006 as filed on June 14, 2006.

(14)	Incorporated by reference to the Company’s Definitive Proxy Statement dated July 28, 2006.

(15)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on September 5, 2006.

(16)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2006.

(17)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007 as filed on May 30, 2007.

(18)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on August 9, 2007.

(19)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007.

(20)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on September 10, 2007.

(21)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on December 21, 2007.

(22)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2006.

(23)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on April 11, 2008.

(24)	Incorporated by reference to the Company’s Form T-3 filed on April 20, 2009, as amended on April 22, 2009.

(25)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2008.

(26)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 23, 2008.

(27)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 14, 2008.

(28)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 9, 2009 (filed as Exhibit 10.54).

(29)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 16, 2009 (filed as Exhibit 10.55).

(30)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2008.

(31)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on February 11, 2009.

(32)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on April 10, 2009.

(33)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008 as filed on May 30, 2008.

(34)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2009 as filed on November 9, 2009.

(35)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on April 23, 2010.

(36)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2009 as filed on August 10, 2009.

(37)	Incorporated by reference as Exhibit 10.65 to the Company’s Current Report on Form 8-K as filed on July 10, 2009.

(38)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on October 23, 2009.

(39)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on November 6, 2009.

(40)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on December 1, 2009.

(41)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2009 as filed on February 9, 2010.

(42)	Incorporated by reference as Exhibit 4.1 to the Company’s Current Report on Form 8-K as filed on July 2, 2010.

(43)	Incorporated by reference as Exhibit 4.15 to the Company’s Current Report on Form 8-K as filed on July 21, 2010.

(44)	Incorporated by reference as Exhibit 4.16 to the Company’s Current Report on Form 8-K as filed on July 21, 2010.

(45)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on June 25, 2010.

(46)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on July 9, 2010.

(47)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on July 21, 2010.

*	Management contract or compensatory plan or arrangement.

**	Incorporated by reference to the corresponding exhibit to the Original Filing.

+	Confidential treatment has been granted for portions of this exhibit. Portions of this document have been omitted and submitted separately to the Securities and Exchange Commission.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on July 29, 2010.

LIONS GATE ENTERTAINMENT CORP.

By:	/s/ James Keegan
James Keegan
Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates so indicated.

Signature	Title	Date

* Norman Bacal	Director	July 29, 2010

* Michael Burns	Director	July 29, 2010

* Arthur Evrensel	Director	July 29, 2010

/s/ Jon Feltheimer Jon Feltheimer	Chief Executive Officer (Principal Executive Officer) and Co-Chairman of the Board of Directors	July 29, 2010

/s/ James Keegan James Keegan	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	July 29, 2010

* Morley Koffman	Director	July 29, 2010

* Harald Ludwig	Co-Chairman of the Board of Directors	July 29, 2010

* G. Scott Paterson	Director	July 29, 2010

* Mark H. Rachesky, M.D.	Director	July 29, 2010

* Daryl Simm	Director	July 29, 2010

* Hardwick Simmons	Director	July 29, 2010

* Brian V. Tobin	Director	July 29, 2010

* Phyllis Yaffe	Director	July 29, 2010

/s/ James Keegan James Keegan, As Attorney-in-Fact	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	July 29, 2010