Form 10-Q
period 2010-06-30
LIONS GATE ENTERTAINMENT CORP /CN/
filed 2010-08-09
CIK 929351

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at August 1, 2010
Common Shares, no par value per share	136,244,246 shares

Item	Page

PART I — FINANCIAL INFORMATION

1. Financial Statements	4
2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	40
3. Quantitative and Qualitative Disclosures About Market Risk	62
4. Controls and Procedures	64

PART II — OTHER INFORMATION

1. Legal Proceedings	64
1A. Risk Factors	65
2. Unregistered Sales of Equity Securities and Use of Proceeds	66
3. Defaults Upon Senior Securities	66
4. Removed and Reserved	67
5. Other Information	67
6. Exhibits	67
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

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
     These forward-looking statements are not guarantees of future performance — they reflect Lions Gate Entertainment Corp.’s current views with respect to future events and are based on assumptions and are subject to risks and uncertainties. Also, these forward-looking statements present our estimates and assumptions only as of the date of this report. Except for our ongoing obligation to disclose material information as required by federal securities laws, we do not intend to update you concerning any new information, future revisions, events or otherwise to any forward-looking statements to reflect events or circumstances occurring after the date of this report.
     Our actual results of operations, financial condition and liquidity and the development of the industry in which we operate may differ materially and adversely from what is expressed or forecasted in the forward-looking statements as a result of various important factors, including, but not limited to, the substantial investment of capital required to produce and market films and television series, increased costs for producing and marketing feature films, budget overruns, limitations imposed by our credit facilities and notes, unpredictability of the commercial success of our motion pictures and television programming, the cost of defending our intellectual property, difficulties in integrating acquired businesses, technological changes and other trends affecting the entertainment industry, and the risk factors found under the heading “Risk Factors” found in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on June 1, 2010, which risk factors are incorporated herein by reference. In addition, even if our results of operations, financial condition and liquidity, and the development of the industry in which we operate are consistent with the forward-looking statements contained in this report, those results or developments may not be indicative of results or developments in subsequent periods.
     Unless otherwise indicated, all references to the “Company,” “Lionsgate,” “we,” “us,” and “our” include reference to our subsidiaries as well.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2010	2010
	(Amounts in thousands,
	except share amounts)
ASSETS
Cash and cash equivalents	$78,568	$69,242
Restricted cash	24,260	4,123
Restricted investments	6,993	6,995
Accounts receivable, net of reserve for returns and allowances of $81,079 (March 31, 2010 - $87,978) and provision for doubtful accounts of $7,815 (March 31, 2010 - $7,676)	259,295	292,924
Investment in films and television programs, net	724,891	661,105
Property and equipment, net	11,605	12,414
Equity method investments	190,452	179,071
Goodwill	239,254	239,254
Other assets	57,556	62,027

Total assets	$1,592,874	$1,527,155

LIABILITIES
Senior revolving credit facility	$199,000	$17,000
Senior secured second-priority notes	225,453	225,155
Accounts payable and accrued liabilities	246,394	253,745
Participations and residuals	286,249	302,677
Film obligations and production loans	285,714	351,769
Subordinated notes and other financing obligations	195,421	192,036
Deferred revenue	156,223	130,851

Total liabilities	1,594,454	1,473,233

Commitments and contingencies

SHAREHOLDERS’ EQUITY (DEFICIENCY)

Common shares, no par value, 500,000,000 shares authorized, 119,987,198, and 117,951,754 shares issued at June 30, 2010 and March 31, 2010, respectively	532,607	521,164
Accumulated deficit	(524,699)	(460,631)
Accumulated other comprehensive loss	(9,488)	(6,611)

Total equity (deficiency)	(1,580)	53,922

Total liabilities and equity	$1,592,874	$1,527,155

See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2010	2009
	(Amounts in thousands, except
	per share amounts)
Revenues	$326,584	$379,224
Expenses:
Direct operating	157,581	210,529
Distribution and marketing	140,059	83,975
General and administration	64,719	36,606
Depreciation and amortization	1,603	6,656

Total expenses	363,962	337,766

Operating income (loss)	(37,378)	41,458

Other expenses (income):
Interest expense
Contractual cash based interest	10,091	4,974
Amortization of debt discount and deferred financing costs	4,452	4,654

Total interest expense	14,543	9,628
Interest and other income	(387)	(423)
Gain on extinguishment of debt	—	(7,458)

Total other expenses, net	14,156	1,747

Income (loss) before equity interests and income taxes	(51,534)	39,711
Equity interests loss	(11,707)	(2,027)

Income (loss) before income taxes	(63,241)	37,684
Income tax provision	827	1,335

Net income (loss)	$(64,068)	$36,349

Basic Net Income (Loss) Per Common Share	$(0.54)	$0.31

Diluted Net Income (Loss) Per Common Share	$(0.54)	$0.30

Weighted average number of common shares outstanding:
Basic	118,226	117,073
Diluted	118,226	136,595
See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

				Accumulated
				Other
	Common Shares		Accumulated	Comprehensive	Comprehensive
	Number	Amount	Deficit	Loss	Loss	Total
	(Amounts in thousands, except share amounts)
Balance at March 31, 2010	117,951,754	$521,164	$(460,631)	$(6,611)		$53,922
Stock based compensation, net of withholding tax obligations of $11,042	1,992,122	11,153				11,153
Issuance of common shares to directors for services	43,322	290				290
Comprehensive loss
Net loss			(64,068)		$(64,068)	(64,068)
Foreign currency translation adjustments				(2,047)	(2,047)	(2,047)
Net unrealized loss on foreign exchange contracts				(830)	(830)	(830)

Comprehensive loss					$(66,945)

Balance at June 30, 2010	119,987,198	$532,607	$(524,699)	$(9,488)		$(1,580)

See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2010	2009
	(Amounts in thousands)
Operating Activities:
Net income (loss)	$(64,068)	$36,349
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation of property and equipment	1,192	3,573
Amortization of intangible assets	411	3,083
Amortization of films and television programs	101,211	151,163
Amortization of debt discount and deferred financing costs	4,452	4,654
Non-cash stock-based compensation	22,196	3,729
Gain on extinguishment of debt	—	(7,458)
Equity interests loss	11,707	2,027
Changes in operating assets and liabilities:
Restricted cash	(17,071)	161
Accounts receivable, net	32,363	26,927
Investment in films and television programs	(165,905)	(213,575)
Other assets	2,437	1,227
Accounts payable and accrued liabilities	(1,542)	(99,342)
Participations and residuals	(16,361)	(34,969)
Film obligations	636	(19,130)
Deferred revenue	25,409	(12,786)

Net Cash Flows Used In Operating Activities	(62,933)	(154,367)

Investing Activities:
Purchases of restricted investments	(6,993)	—
Proceeds from the sale of restricted investments	6,995	—
Buy-out of the earn-out associated with the acquisition of Debmar-Mercury, LLC	(15,000)	—
Investment in equity method investees	(22,030)	(14,924)
Repayment of loans receivable	—	8,333
Purchases of property and equipment	(405)	(1,793)

Net Cash Flows Used In Investing Activities	(37,433)	(8,384)

Financing Activities:
Tax withholding requirements on equity awards	(1,497)	(417)
Proceeds from the issuance of mandatorily redeemable preferred stock units and common stock units related to the sale of 49% interest in TV Guide Network	—	113,372
Borrowings under senior revolving credit facility	243,000	—
Repayments of borrowings under senior revolving credit facility	(61,000)	—
Borrowings under individual production loans	13,737	83,117
Repayment of individual production loans	(83,146)	(67,977)
Production loan borrowings under Pennsylvania Regional Center credit facility	494	109
Production loan repayments under Pennsylvania Regional Center credit facility	(246)	(54)
Production loan borrowings under film credit facility	3,118	—
Production loan repayments under film credit facility	(419)	—
Restricted cash collateral requirement under the film credit facility	(3,666)	—
Repayment of other financing obligations	—	(134)

Net Cash Flows Provided By Financing Activities	110,375	128,016

Net Change In Cash And Cash Equivalents	10,009	(34,735)
Foreign Exchange Effects on Cash	(683)	1,700
Cash and Cash Equivalents — Beginning Of Period	69,242	134,879

Cash and Cash Equivalents — End Of Period	$78,568	$101,844

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
     The unaudited condensed consolidated financial statements have been prepared in accordance with United States (the “U.S.”) accounting principles generally accepted (“GAAP”) for interim financial information and the instructions to quarterly report on Form 10-Q under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Article 10 of Regulation S-X under the Exchange Act. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these unaudited condensed consolidated financial statements. Operating results for the three months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ended March 31, 2011. The balance sheet at March 31, 2010 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read together with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010.
     As a result of a new consolidation accounting standard adopted April 1, 2010 (discussed below under Recent Accounting Pronouncements), prior year amounts presented for fiscal 2010 have been reclassified to conform to the fiscal 2011 presentation.
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
     Recent Accounting Pronouncements
     Consolidation accounting for variable interest entities. This new accounting guidance modifies the previous guidance in relation to the identification of controlling financial interests in a variable interest entity (“VIE”). Under this new guidance, the primary beneficiary of a VIE is the enterprise that has both of the following characteristics, among others: (a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance; and (b) the obligation to absorb losses of the entity, or the right to receive benefits from the entity, that could potentially be significant to the VIE. If an enterprise determines that power is shared among multiple unrelated parties such that no one party has the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance, then no party is the primary beneficiary. Power is shared if each of the parties sharing power are required to consent to the decisions relating to the activities that most significantly impact the VIE’s performance. The provisions of this standard became effective for the Company beginning in fiscal 2011.
     Upon adoption of the new accounting standard on April 1, 2010, the Company determined that it was no longer the primary beneficiary of TV Guide Network and TV Guide.com (collectively “TV Guide Network”) because pursuant to the operating agreement of the entity, the power to direct the activities that most significantly impact the economic performance of TV Guide Network are shared with the 49% owner of TV Guide Network, One Equity Partners (“OEP”). Accordingly, upon adoption of the new accounting standard we are no longer consolidating TV Guide Network and instead are accounting for TV Guide Network under the equity method of accounting.
     The Company has applied the provisions of the new accounting standard retrospectively and accordingly, the Company deconsolidated TV Guide Network from May 28, 2009, the date the Company sold a 49% interest to OEP, and retrospectively adjusted the financial statements to reflect TV Guide Network as if it were accounted for under the equity method of accounting since that date. The deconsolidation of TV Guide network resulted in the reclassification of $305.4 million of assets, $147.3 million of liabilities and $30.0 million of non-controlling interest amounts from each of their respective consolidated balance sheet captions to the investment in equity method investee’s account as of March 31, 2010, reflecting the carrying amount of the Company’s interest in the mandatorily redeemable preferred and common stock units of TV Guide Network as of March 31, 2010. In addition, under the equity method of accounting, the Company’s share of the revenues, expenses of TV Guide Network and income for the accretion of the dividend and discount of the mandatorily redeemable preferred stock are recorded net in the equity interest line item in the consolidated statements of operations. The adoption of the new accounting standard did not impact the Company’s net loss. See Note 5 and Note 13 for further detail regarding the TV Guide Network.
2. Restricted Cash and Restricted Investments
     Restricted Cash. Restricted cash represents amounts held as collateral required under our revolving film credit facility, amounts that are contractually designated for certain theatrical marketing obligations, and approximately $16.8 million held in a trust to fund the Company’s cash severance obligations that would be due to certain executive officers should their employment be terminated “without cause,” (as defined), in connection with a “change in control” of the Company, (as defined in each of their respective employment contracts). For purposes of the employment agreements with such executive officers, a “change in control” occurred on June 30, 2010 when a certain shareholder became the beneficial owner of 33% or more of the Company’s common shares. Accordingly, the trust became irrevocable, and the Company may not withdraw any trust assets (other than once every six months in an amount that the trustee reasonably determines exceeds the remaining potential severance obligations), until any cash severance obligations that have become payable to the executives have been paid or the employment agreements with the executives expire or terminate without those obligations becoming payable.
     Restricted Investments. Restricted investments, which are measured at fair value, represent amounts held in an investment that are contractually designated as collateral for certain production loans pursuant to an escrow agreement. The carrying amount of this restricted investment is equal to its respective fair value as of June 30, 2010 and March 31, 2010. At June 30, 2010 and March 31, 2010, the restricted investment consisted of approximately $7.0 million of United States Treasury Bills bearing an interest rate of 0.198%, maturing November 4, 2010.

3. Investment in Films and Television Programs

	June 30,	March 31,
	2010	2010
	(Amounts in thousands)
Motion Picture Segment — Theatrical and Non-Theatrical Films
Released, net of accumulated amortization	$309,878	$212,582
Acquired libraries, net of accumulated amortization	41,031	43,374
Completed and not released	32,322	49,338
In progress	147,995	198,743
In development	13,156	10,730
Product inventory	37,220	38,291

	581,602	553,058

Television Segment — Direct-to-Television Programs
Released, net of accumulated amortization	69,825	80,557
In progress	70,778	24,198
In development	2,686	3,292

	143,289	108,047

	$724,891	$661,105

     The following table sets forth acquired libraries that represent titles released three years prior to the date of acquisition, and amortized over their expected revenue stream from acquisition date up to 20 years:

		Total	Remaining	Unamortized Costs	Unamortized Costs
		Amortization	Amortization	June 30,	March 31,
Acquired Library	Acquisition Date	Period	Period	2010	2010
		(In years)		(Amounts in thousands)
Trimark Holdings	October 2000	20.00	10.25	$4,341	$4,589
Artisan Entertainment	December 2003	20.00	13.50	35,125	36,836
Modern Entertainment	August 2005	20.00	15.00	818	1,142
Lionsgate UK	October 2005	20.00	15.25	747	807

Total Acquired Libraries				$41,031	$43,374

     The Company expects approximately 47% of completed films and television programs, net of accumulated amortization, will be amortized during the one-year period ending June 30, 2011. Additionally, the Company expects approximately 80% of completed and released films and television programs, net of accumulated amortization and excluding acquired libraries, will be amortized during the three-year period ending June 30, 2013.

4. Goodwill
     The carrying amount of goodwill by reporting segment as of June 30, 2010 was as follows:

	Motion
	Pictures	Television	Total
	(Amounts in thousands)
Balance as of June 30, 2010	$210,293	$28,961	$239,254

5. Equity Method Investments
Equity Method Investments. The carrying amount of significant equity method investments at June 30, 2010 and March 31, 2010 were as follows:

	June 30,	March 31,
	2010	2010
	(Amounts in thousands)
Horror Entertainment, LLC (“FEARnet”)	$2,643	$630
NextPoint, Inc. (“Break.com”)	16,448	16,698
Roadside Attractions, LLC	2,000	1,913
Studio 3 Partners, LLC (“EPIX”)	40,243	31,700
TV Guide Network	128,129	128,130
Tiger Gate Entertainment Limited (“Tiger Gate”)	989	—

	$190,452	$179,071

     Equity interests in equity method investments in our unaudited condensed consolidated statements of operations represent our portion of the income or loss of our equity method investees based on our percentage ownership and the elimination of profits on sales to equity method investees. Equity interests in equity method investments for the three months ended June 30, 2010 and 2009 were as follows (income (loss)):

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2010	2009
	(Amounts in thousands)
Horror Entertainment, LLC (“FEARnet”)	$513	$(133)
NextPoint, Inc. (“Break.com”)	(251)	(361)
Roadside Attractions, LLC	86	(108)
Studio 3 Partners, LLC (“EPIX”)	(11,987)	(1,115)
TV Guide Network	(1)	(310)
Tiger Gate Entertainment Limited (“Tiger Gate”)	(67)	—

	$(11,707)	$(2,027)

     Horror Entertainment, LLC. Represents the Company’s 33.33% interest in Horror Entertainment, LLC (“FEARnet”), a multiplatform programming and content service provider of horror genre films operating under the branding of “FEARnet.” The Company licenses content to FEARnet for video-on-demand and broadband exhibition. The Company is recording its share of the FEARnet results on a one quarter lag and, accordingly, during the three months ended June 30, 2010, the Company recorded 33.33% of the income incurred by FEARnet through March 31, 2010. The Company funded an additional $1.5 million during the three months ended June 30, 2010.
     NextPoint, Inc. Represents the Company’s 42% equity interest in NextPoint, Inc. (“Break.com”), an online home entertainment service provider operating under the branding of “Break.com.” The interest was acquired on June 29, 2007 for an aggregate purchase price of $21.4 million which included $0.5 million of transaction costs, by issuing 1,890,189 of the Company’s common shares. The value assigned to the shares for purposes of recording the investment of $20.9 million was based on the average price of the Company’s common shares a few days prior and subsequent to the date of the closing of the acquisition. The Company is recording its share of the Break.com results on a one quarter lag and, accordingly, during the three months ended June 30, 2010, the Company recorded 42% of the loss incurred by Break.com through March 31, 2010.
     Roadside Attractions, LLC. Represents the Company’s 43% equity interest acquired on July 26, 2007 in Roadside Attractions, LLC (“Roadside”), an independent theatrical releasing company. The Company has a call option which is exercisable for a period of 90 days commencing on the receipt of certain audited financial statements for the three years ended July 26, 2010, to purchase all of the remaining 57% equity interests of Roadside, at a price representative of the then fair value of the remaining interest. The estimated initial cost of the call option was de minimus since the option price is designed to be representative of the then fair value and is included within the investment balance. The Company is recording its share of the Roadside results on a one quarter lag and, accordingly, during the three months ended June 30, 2010, the Company recorded 43% of the income incurred by Roadside through March 31, 2010.
     Studio 3 Partners, LLC (“EPIX”). In April 2008, the Company formed a joint venture with Viacom Inc. (“Viacom”), its Paramount Pictures unit (“Paramount Pictures”) and Metro-Goldwyn-Mayer Studios Inc. (“MGM”) to create a premium television channel and subscription video-on-demand service named “EPIX”. The new venture has access to the Company’s titles released theatrically on or after January 1, 2009. Viacom provides operational support to the venture, including marketing and affiliate services through its MTV Networks division. The joint venture provides the Company with an additional platform to distribute its library of motion picture titles and television episodes and programs. The Company has invested $79.7 million through June 30, 2010, including $20.5 million funded during the three months ended June 30, 2010, and may fund additional amounts in the future. The Company is recording its share of the joint venture results on a one quarter lag and, accordingly, during the three months ended June 30, 2010, the Company recorded 31.15% of the loss incurred by the joint venture through March 31, 2010.
     The Company licenses certain of its theatrical releases and other films and television programs to EPIX. A portion of the profits of these licenses reflecting our ownership share in the venture are eliminated through an adjustment to the equity interest loss of the venture. These profits are recognized as they are realized by the venture. For the three months ended June 30, 2010, there was not a significant amount of revenue from the licensing of products to EPIX. Profits from previous licensing of products to the venture were realized by the venture in the period. The equity interest loss from EPIX above includes $13.1 million, which represents our share of EPIX losses of $42.4 million for the three months ended March 31, 2010, reduced by the realization of a portion of the profits previously eliminated on licenses to the venture of $1.2 million. EPIX expects to report losses of approximately $47.3 million for its quarter ended June 30, 2010, of which the Company’s pro rata share will be recorded in the quarter ended September 30, 2010.

     The following table presents the summarized statement of operations for the three months ended March 31, 2010 and 2009 for EPIX and a reconciliation of the net loss reported by EPIX to equity interest loss recorded by the Company:

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2010	2009
	(Amounts in thousands)
Revenues	$295	$—
Expenses:
Programming expenses	34,172	—
Other operating expenses	8,485	3,887

Operating loss	(42,362)	(3,887)
Interest income	—	(13)

Net loss	$(42,362)	$(3,900)

Reconciliation of net loss reported by EPIX to equity interest loss:

Net loss reported by EPIX	$(42,362)	$(3,900)
The Company’s ownership interest in EPIX	31.15%	28.60%

The Company’s share of net loss before intercompany profits elimination	(13,196)	(1,115)
Realization of intercompany profits previously eliminated	1,209	—

Total equity interest loss recorded	$(11,987)	$(1,115)

     TV Guide Network. Represents the Company’s 51% interest in TV Guide Network. The Company’s investment balance consists of common share units of $26.3 million and mandatorily redeemable preferred stock units of $101.8 million. On February 28, 2009, the Company purchased all of the issued and outstanding equity interests of TV Guide Network. The Company paid approximately $241.6 million for all of the equity interest of TV Guide Network. On May 28, 2009, the Company sold 49% of the Company’s interest in TV Guide Network (see Note 13).
     The February 28, 2009 acquisition was accounted for as a purchase, with the results of operations of TV Guide Network included in the Company’s consolidated results from February 28, 2009 through May 28, 2009 when a portion of the entity was sold. Subsequent to the sale of TV Guide, and pursuant to the new accounting guidance effective April 1, 2010 which the Company has retrospectively applied, the Company’s interest in TV Guide Network is being accounted for under the equity method of accounting. Accordingly, the Company’s portion of the loss incurred by TV Guide Network for the three months ended June 30, 2010 and the period from May 29, 2009 through June 30, 2009 is reflected in equity interests loss.
     Investment in Mandatorily Redeemable Preferred Stock Units. The mandatorily redeemable preferred stock carries a dividend rate of 10% compounded annually and is mandatorily redeemable in May 2019 at the stated value plus the dividend return and any additional capital contributions less previous distributions. The mandatorily redeemable preferred stock units were initially recorded based on their estimated fair value, as determined using an option pricing model methodology. The mandatorily redeemable preferred stock and the 10% dividend are being accreted up to its redemption amount over the ten-year period to the redemption date which is recorded as income from equity interest.
     The following table presents the summarized statement of operations for the three months ended June 30, 2010 for TV Guide Network and a reconciliation of the net loss reported by TV Guide Network to equity interest loss recorded by the Company:

Three Months
Ended
June 30,
2010 (1)
(Amounts in thousands)
Revenues	$29,045
Expenses:
Direct operating	7,643
Distribution and marketing	5,435
General and administration	11,542
Depreciation and amortization	4,015

Operating income	410
Interest expense	417
Accretion of redeemable preferred stock units (2)	6,598
Interest income	(7)

Loss before income taxes	(6,598)
Income tax provision	2

Net loss	$(6,600)

Reconciliation of net loss reported by TV Guide Network to equity interest loss:

Net loss reported by TV Guide Network	$(6,600)
The Company’s ownership interest in TV Guide Network	51%

The Company’s share of net loss	(3,366)

Accretion of dividend and interest income of redeemable preferred stock units	3,365

Total equity interest loss recorded	$(1)

(1)	A comparative summarized statement of operations for the three months ended June 30, 2009 for TV Guide Network is not presented because the period the Company accounted for its interest in TV Guide Network under the equity method of accounting was for only a one month period from May 28, 2009 to June 30, 2009.

(2)	Accretion of redeemable preferred stock units represents TV Guide Network’s non cash dividend and the amortization of discount on its mandatorily redeemable preferred stock units held by the Company and the 49% interest holder. The Company records 51% of this expense as income from the accretion of dividend and discount on redeemable preferred stock units as equity interest income. For the three months ended June 30, 2010 and 2009, the Company recorded $3.4 million and $1.1 million of income from the accretion of dividend and discount on redeemable preferred stock units, respectively.
     Tiger Gate Entertainment Limited. Represents the Company’s 45.9% interest in Tiger Gate Entertainment Limited, an operator of pay television channels and a distributor of television programming and action and horror films across Asia. The Company is recording its share of the joint venture results on a one quarter lag and, accordingly, during the three months ended June 30, 2010, the Company recorded 45.9% of the loss incurred by the joint venture through March 31, 2010.

6. Other Assets
     The composition of the Company’s other assets is as follows as of June 30, 2010 and March 31, 2010:

	June 30,	March 31,
	2010	2010
	(Amounts in thousands)
Deferred financing costs, net of accumulated amortization	$19,007	$19,460
Prepaid expenses and other	12,150	15,078
Loans receivable	25,421	26,096
Finite-lived intangible assets	978	1,393

	$57,556	$62,027

Deferred Financing Costs. Deferred financing costs primarily include costs incurred in connection with (1) an amended senior revolving credit facility (see Note 7), (2) the issuance of the Senior Secured Second-Priority Notes (see Note 8) and (3) the issuance of the October 2004 2.9375% Notes, the February 2005 3.625% Notes and the April 2009 3.625% Notes (see Note 11) that are deferred and amortized to interest expense using the effective interest method.
Prepaid Expenses and Other. Prepaid expenses and other primarily include prepaid expenses and security deposits.
Loans Receivable. The following table sets forth the Company’s loans receivable at June 30, 2010 and March 31, 2010:

	Interest	June 30,	March 31,
	Rate	2010	2010
		(Amounts in thousands)
Third-party producer	3.28%	$17,283	$17,147
NextPoint, Inc. (“Break.com”)	5.53% - 20.0%	8,138	7,891
Other	3.49%	—	1,058

		$25,421	$26,096

     Finite-Lived Intangible Assets. Finite-lived intangible assets consist of trademarks and distribution agreements. The composition of the Company’s finite-lived intangible assets and the associated accumulated amortization is as follows as of June 30, 2010 and March 31, 2010:

	Weighted	Range
	average	of	June 30, 2010			March 31, 2010
	remaining	remaining	Gross		Net	Gross		Net
	life in	life in	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	years	years	Amount	Amortization	Amount	Amount	Amortization	Amount
			(Amounts in thousands)
Finite-lived intangible assets:
Trademarks	2	1 - 2	$1,600	$930	$670	$1,600	$851	$749
Distribution agreements	1	1 - 3	3,899	3,591	308	3,922	3,278	644

Total finite-lived intangible assets			$5,499	$4,521	$978	$5,522	$4,129	$1,393

     The aggregate amount of amortization expense associated with the Company’s intangible assets for the three months ended June 30, 2010 and 2009 were $0.4 million and $3.1 million, respectively. The estimated aggregate amortization expense associated with the Company’s intangible assets, for the nine-months ended March 31, 2011 and for each of the years ending March 31, 2012 through 2015 is approximately $0.5 million, $0.3 million, $0.1 million, nil, and nil, respectively.

7. Senior Revolving Credit Facility
     At June 30, 2010, the Company had borrowings of $199.0 million (March 31, 2010 — $17.0 million) under its senior revolving credit facility. The availability of funds under its senior revolving credit facility is limited by a borrowing base and also reduced by outstanding letters of credit which amounted to $25.6 million at June 30, 2010 (March 31, 2010 — $25.6 million). At June 30, 2010, there was $115.4 million available under the senior revolving credit facility (March 31, 2010 — $297.4 million). The Company is required to pay a quarterly commitment fee based upon 0.375% per annum on the total senior revolving credit facility of $340 million less the amount drawn. The senior revolving credit facility expires July 25, 2013 and as of June 30, 2010, bore interest of 2.5% over the “Adjusted LIBOR” rate (effective interest rate of 2.85% and 2.75% as of June 30, 2010 and March 31, 2010, respectively). Obligations under the senior revolving credit facility are secured by collateral (as defined in the credit agreement) granted by the Company and certain subsidiaries of the Company, as well as a pledge of equity interests in certain of the Company’s subsidiaries. The senior revolving credit facility contains a number of affirmative and negative covenants that, among other things, require the Company to satisfy certain financial covenants and restrict the ability of the Company to incur additional debt, pay dividends and make distributions, make certain investments and acquisitions, repurchase its stock and prepay certain indebtedness, create liens, enter into agreements with affiliates, modify the nature of its business, enter into sale-leaseback transactions, transfer and sell material assets and merge or consolidate. Under the senior revolving credit facility, the Company may also be subject to an event of default upon a change in control (as defined in the senior revolving credit facility) which, among other things, includes a person or group acquiring ownership or control in excess of 50% (amended from 20% on June 22, 2010) of the Company’s common stock.
8. Senior Secured Second-Priority Notes

	June 30,	March 31,
	2010	2010
	(Amounts in thousands)
Principal amount of Senior Secured Second-Priority Notes	$236,000	$236,000
Unamortized discount (remaining period as of June 30, 2010 of 6.3 years )	(10,547)	(10,845)

Net carrying amount of Senior Secured Second-Priority Notes	$225,453	$225,155

     On October 21, 2009, Lions Gate Entertainment Inc. (“LGEI”), the Company’s wholly-owned subsidiary, issued $236.0 million aggregate principal amount of senior secured second-priority notes due 2016 (the “Senior Notes”) in a private offering conducted pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended (the “Securities Act”).
     The Senior Notes were issued by LGEI at an initial price of 95.222% (original issue discount — 4.778%) of the principal amount. The net proceeds, after deducting discounts, fees paid to the initial purchaser, and all transaction costs (including accrued legal, accounting and other professional fees) from the sale of the Senior Notes was approximately $214.3 million, which was used by LGEI to repay a portion of its outstanding debt under its senior revolving credit facility. The original issue discount, interest and deferred financing costs are being amortized through November 1, 2016 using the effective interest method.
     The Senior Notes pay interest semi-annually on May 1 and November 1 of each year at a rate of 10.25% per year and mature on November 1, 2016.
     The Senior Notes are guaranteed on a senior secured basis by the Company, and certain wholly-owned subsidiaries of both the Company and LGEI. The Senior Notes are ranked junior in right of payment to the Company’s senior revolving credit facility, ranked equally in right of payment to the Company’s subordinated notes, and ranked senior to any of the Company’s unsecured debt.
     The Senior Notes contain certain restrictions and covenants that, subject to certain exceptions, limit our ability to incur additional indebtedness, pay dividends or repurchase the Company’s common shares, make certain loans or investments, and sell or otherwise dispose of certain assets subject to certain conditions, among other limitations.

9. Participations and Residuals
     The Company expects approximately 81% of accrued participations and residuals will be paid during the one-year period ending June 30, 2011.
     Theatrical Slate Participation
     On May 29, 2009, we terminated our theatrical slate participation arrangement with Pride Pictures, LLC (“Pride”), an unrelated entity. The arrangement was evidenced by, among other documents, that certain Master Covered Picture Purchase Agreement (the “Master Picture Purchase Agreement”) between us and LG Film Finance I, LLC (“FilmCo”) and that certain Limited Liability Company Agreement (the “FilmCo Operating Agreement”) for FilmCo by and between LGEI and Pride, each dated as of May 25, 2007 and amended on January 30, 2008. Under the arrangement, Pride contributed, in general, 50% of our production, acquisition, marketing and distribution costs of theatrical feature films and participated in a pro rata portion of the pictures’ net profits or losses similar to a co-production arrangement based on the portion of costs funded. In late 2008, the administrative agent for the senior lenders under Pride’s senior credit facility took the position, among others, that the senior lenders did not have an obligation to continue to fund under the senior credit facility because the conditions precedent to funding set forth in the senior credit facility could not be satisfied. We were not a party to the credit facility. Consequently, Pride did not purchase the pictures The Spirit, My Bloody Valentine 3-D and Madea Goes To Jail. Thereafter, on April 20, 2009, after failed attempts by us to facilitate a resolution, we gave FilmCo and Pride notice that FilmCo, through Pride’s failure to make certain capital contributions, was in default of the Master Picture Purchase Agreement. On May 5, 2009, the representative for the Pride equity and the Pride mezzanine investor responded that the required amount was fully funded and that it had no further obligations to make any additional capital contributions. Consequently, on May 29, 2009, we gave notice of termination of the Master Picture Purchase Agreement. Since May 29, 2009, there have been no developments with respect to the arrangement. We will no longer receive financing as provided from the participation of Pride in our films.
     Amounts provided from Pride are reflected as a participation liability. The difference between the ultimate participation expected to be paid to Pride and the amount provided by Pride is amortized as a charge to or a reduction of participation expense under the individual-film-forecast method.
     At June 30, 2010, $21.7 million (March 31, 2010, $24.1 million) was payable to Pride and is included in participations and residuals in the unaudited condensed consolidated balance sheets.
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
     Amounts provided from SGF are reflected as a participation liability. The difference between the ultimate participation expected to be paid to SGF and the amount provided by SGF is amortized as a charge to or a reduction of participation expense under the individual film forecast method. At June 30, 2010, $2.2 million (March 31, 2010, $7.2 million) was payable to SGF and is included in participations and residuals in the unaudited condensed consolidated balance sheets. Under the terms of the arrangement, $35 million was available through July 30, 2010 and $35 million is available during the twelve-month period ending July 30, 2011. Of the $35.0 million available through July 30, 2010, $1.4 million was provided through June 30, 2010 and an additional $2.4 million was provided through July 2010, with the remaining commitment expiring on July 30, 2010.
10. Film Obligations and Production Loans

	June 30,	March 31,
	2010	2010
	(Amounts in thousands)
Film obligations	$40,794	$40,267
Production loans
Individual production loans	140,492	210,021
Pennsylvania Regional Center production loans	65,994	65,746
Film Credit Facility	38,434	35,735

Total film obligations and production loans	285,714	351,769
Less film obligations and production loans expected to be paid within nine months	(158,137)	(227,100)

Film obligations and production loans expected to be paid after nine months	$127,577	$124,669

     The following table sets forth future nine-month and annual repayment of film obligations and production loans:

	Nine Months
	Ended
	March 31,	Year Ended March 31,
	2011	2012	2013	2014	2015	Thereafter	Total
	(Amounts in thousands)
Future annual repayment of Film Obligations and Production Loans recorded as of June 30, 2010
Film obligations	$40,794	$—	$—	$—	$—	$—	$40,794
Production loans
Individual production loans	86,101	39,391	—	15,000	—	—	140,492
Pennsylvania Regional Center production loans	—	—	—	65,994	—	—	65,994
Film Credit Facility	31,242	7,192	—	—	—	—	38,434

	$158,137	$46,583	$—	$80,994	$—	$—	$285,714

Film Obligations
     Film obligations include minimum guarantees, which represent amounts payable for film rights that the Company has acquired and certain theatrical marketing obligations, which represent amounts received from third parties that are contractually committed for theatrical marketing expenditures associated with specific titles.
Individual Production Loans
     Production loans represent individual loans for the production of film and television programs that the Company produces. Individual production loans have contractual repayment dates either at or near the expected completion date, with the exception of certain loans containing repayment dates on a longer term basis. Individual production loans of $73.5 million incur interest at rates ranging from 2.20% to 4.16%, and approximately $67.0 million of production loans are non-interest bearing.
Pennsylvania Regional Center
     On April 9, 2008, the Company entered into a loan agreement with the Pennsylvania Regional Center, which provides for the availability of production loans up to $66,500,000 on a five-year term for use in film and television productions in the State of Pennsylvania. The amount that was borrowed was limited to approximately one half of the qualified production costs incurred in the State of Pennsylvania through the two-year period ended April 2010, and is subject to certain other limitations. Under the terms of the loan, for every dollar borrowed, the Company’s production companies are required (within a two-year period) to either create a specified number of jobs, or spend a specified amount in certain geographic regions in the State of Pennsylvania. Amounts borrowed under the agreement carry an interest rate of 1.5%, which is payable semi-annually, and the principal amount is due on the five-year anniversary date of the first borrowing under the agreement (i.e., April 2013). The loan is secured by a first priority security interest in the Company’s film library pursuant to an intercreditor agreement with the Company’s senior lender under the Company’s senior revolving credit facility. Pursuant to the terms of the Company’s senior revolving credit facility, the Company is required to maintain certain collateral equal to the loans outstanding plus 5% under this facility. Such collateral can consist of cash, cash equivalents or debt securities, including the Company’s subordinated debt repurchased. As of June 30, 2010, $72.8 million principal value (fair value — $70.7 million) of the Company’s subordinated debt repurchased in December 2009 (see Note 11) was held as collateral under the Company’s senior revolving credit facility (March 31, 2010 — $72.8 million principal value, $69.5 million fair value).

     All amounts borrowed under this loan agreement with the Pennsylvania Regional Center are due April 11, 2013, five years from the date that the Company began to borrow under this agreement.
Film Credit Facility
     On October 6, 2009, the Company, entered into a revolving film credit facility agreement, as amended effective December 31, 2009 (the “Film Credit Facility”), which provides for borrowings for the acquisition or production of motion pictures. Currently, the Film Credit Facility provides for total borrowings up to $120 million and can be increased to $200 million if additional lenders or financial institutions become a party to and provide a commitment under the facility. The Film Credit Facility has a maturity date of April 6, 2013 and as of June 30, 2010, bore interest of 3.25% over the “LIBO” rate (as defined in the credit agreement — effective interest rate of 3.60% and 3.50% as of June 30, 2010 and March 31, 2010, respectively). The Company is required to pay a quarterly commitment fee of 0.75% per annum on the unused commitment under the Film Credit Facility. Borrowings under the Film Credit Facility are due the earlier of (a) nine months after delivery of each motion picture or (b) April 6, 2013. Borrowings under the Film Credit Facility are subject to a borrowing base calculation and are secured by interests in the related motion pictures, together with certain other receivables from other motion picture and television productions pledged by the Company, including a minimum pledge of such receivables of $25 million. Receivables pledged to the Film Credit Facility must be excluded from the borrowing base calculation under the Company’s senior revolving credit facility as described in Note 7. At June 30, 2010, the Company had borrowings of $38.4 million (March 31, 2010 — $35.7 million) and $81.6 million remains available under the Film Credit Facility (March 31, 2010 — $84.3 million).
11. Subordinated Notes and Other Financing Obligations
     The following table sets forth the subordinated notes and other financing obligations outstanding at June 30, 2010 and March 31, 2010:

	June 30,	March 31,
	2010	2010
	(Amounts in thousands)
October 2004 2.9375% Convertible Senior Subordinated Notes	$101,076	$99,471
February 2005 3.625% Convertible Senior Subordinated Notes	53,470	52,675
April 2009 3.625% Convertible Senior Subordinated Notes	37,157	36,172
Other financing obligations	3,718	3,718

	$195,421	$192,036

Subordinated Notes

     Carrying Value. The following table sets forth the equity and liability components of the Company’s subordinated notes outstanding as of June 30, 2010 and March 31, 2010 as fully described below:

	June 30,	March 31,
	2010	2010
	(Amounts in thousands)
October 2004 2.9375% Convertible Senior Subordinated Notes:
Carrying amount of equity component	$48,080	$48,080

Carrying amount of liability component
Principal amount of October 2004 2.9375% Notes	$110,035	$110,035
Unamortized discount (remaining period of 1.5 and 1.8 years, respectively)	(8,959)	(10,564)

Net carrying amount of October 2004 2.9375% Notes	$101,076	$99,471

February 2005 3.625% Convertible Senior Subordinated Notes:
Carrying amount of equity component	$50,855	$50,855

Carrying amount of liability component
Principal amount of February 3.625% Notes	$59,479	$59,479
Unamortized discount (remaining period of 1.8 and 2.0 years, respectively)	(6,009)	(6,804)

Net carrying amount of February 2005 3.625% Notes	$53,470	$52,675

April 2009 3.625% Convertible Senior Subordinated Notes:
Carrying amount of equity component	$16,085	$16,085

Carrying amount of liability component
Principal amount of April 2009 3.625% Notes	$66,581	$66,581
Unamortized discount (remaining period of 4.8 and 5.0 years)	(29,424)	(30,409)

Net carrying amount of April 2009 3.625% Notes	$37,157	$36,172

     Interest Expense. The effective interest rate on the liability component and the amount of interest expense, which includes both the contractual interest coupon and amortization of the discount on the liability component, for the three months ended June 30, 2010 and 2009 are presented below.

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2010	2009
	(Amounts in thousands)
October 2004 2.9375% Convertible Senior Subordinated Notes:
Effective interest rate of liability component (9.65%)
Interest Expense
Contractual interest coupon	$808	$1,102
Amortization of discount on liability component	1,605	1,985
Amortization of debt issuance costs	112	127

	$2,525	$3,214

February 2005 3.625% Convertible Senior Subordinated Notes:
Effective interest rate of liability component (10.03%)
Interest Expense
Contractual interest coupon	$539	$1,028
Amortization of discount on liability component	795	1,373
Amortization of debt issuance costs	57	90

	$1,391	$2,491

April 2009 3.625% Convertible Senior Subordinated Notes:
Effective interest rate of liability component (17.26%)
Interest Expense
Contractual interest coupon	$603	$476
Amortization of discount on liability component	984	637
Amortization of debt issuance costs	3	—

	$1,590	$1,113

     October 2004 2.9375% Notes. In October 2004, LGEI sold $150.0 million of 2.9375% Convertible Senior Subordinated Notes (the “October 2004 2.9375% Notes”).
     Outstanding Amount: As of June 30, 2010, $110.0 million of aggregate principal amount (carrying value — $101.1 million) of the October 2004 2.9375% Notes remain outstanding. On July 20, 2010 the Company entered into a Refinancing Exchange Agreement to exchange $63.7 million in aggregate principal amount of the October 2004 2.9375% Notes (see Note 22). Following the refinancing exchange on July 20, 2010 $46.3 million of aggregate principal amount remains outstanding.
     Interest: Interest on the October 2004 2.9375% Notes is payable semi-annually on April 15 and October 15.
     Maturity Date: The October 2004 2.9375% Notes mature on October 15, 2024.
     Redeemable by LGEI: From October 15, 2009 to October 14, 2010, LGEI may redeem the October 2004 2.9375% Notes at 100.839%; from October 15, 2010 to October 14, 2011, LGEI may redeem the October 2004 2.9375% Notes at 100.420%; and thereafter, LGEI may redeem the October 2004 2.9375% Notes at 100%.
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
     Outstanding Amount: As of June 30, 2010, $59.5 million of aggregate principal amount (carrying value — $53.5 million) of the February 2005 3.625% Notes remain outstanding. On July 20, 2010 the Company entered into a Refinancing Exchange Agreement to exchange $36.0 million in aggregate principal amount of the February 2005 3.625% Notes (see Note 22). Following the refinancing exchange on July 20, 2010 $23.5 million of aggregate principal amount remains outstanding.
     Interest: Interest on the February 2005 3.625% Notes is payable at 3.625% per annum semi-annually on March 15 and September 15 until March 15, 2012 and at 3.125% per annum thereafter until maturity.
     Maturity Date: The February 2005 3.625% Notes will mature on March 15, 2025.
     Redeemable by LGEI: LGEI may redeem all or a portion of the February 2005 3.625% Notes at its option on or after March 15, 2012 at 100% of their principal amount, together with accrued and unpaid interest through the date of redemption.
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
     Outstanding Amount: As of June 30, 2010, $66.6 million of aggregate principal amount (carrying value — $37.2 million) of the April 2009 3.625% Notes remain outstanding.
     Interest: Interest on the April 2009 3.625% Notes is payable at 3.625% per annum semi-annually on March 15 and September 15 of each year.
     Maturity Date: The April 2009 3.625% Notes will mature on March 15, 2025.
     Redeemable by LGEI: On or after March 15, 2015, the Company may redeem the April 2009 3.625% Notes, in whole or in part, at a price equal to 100% of the principal amount of the April 2009 3.625% Notes to be redeemed, plus accrued and unpaid interest through the date of redemption.
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
     The following table sets forth future nine-month and annual contractual principal payment commitments under convertible senior subordinated notes as of June 30, 2010:

	Nine Months
	Ended
	March 31,	Year Ended March 31,
	2011	2012	2013	2014	2015	Thereafter	Total
	(Amounts in thousands)
Future annual repayment of Convertible Senior Subordinated Notes recorded as of June 30, 2010 (1)
October 2004 2.9375% Notes (2)	$—	$110,035	$—	$—	$—	$—	$110,035
February 2005 3.625% Notes (3)	—	59,479	—	—	—	—	59,479
April 2009 3.625% Notes	—	—	—	—	66,581	—	66,581

	$—	$169,514	$—	$—	$66,581	$—	$236,095

(1)	The future repayment dates of the convertible senior subordinated notes represent the first redemption date by holder for each note respectively, as described above.

(2)	On July 20, 2010, $63.7 million of the October 2004 2.9375% Notes were converted into 10,373,240 of the Company’s common shares (see Note 22).

(3)	On July 20, 2010, $36.0 million of the February 2005 3.675% Notes were converted into 5,863,065 of the Company’s common shares (see Note 22).
     Other Financing Obligations
     On June 1, 2007, the Company entered into a bank financing agreement for $3.7 million to fund the acquisition of certain capital assets. Interest is payable in monthly payments totaling $0.3 million per year for five years at an interest rate of 8.02%, with the entire principal due June 2012.
12. Fair Value Measurements
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
     The following table sets forth the carrying values and fair values (all determined using Level 2 inputs defined above) of the Company’s outstanding debt at June 30, 2010:

	Carrying
	Value	Fair Value
		(Level 2)
	(Amounts in thousands)
Senior revolving credit facility	$199,000	$199,000
October 2004 2.9375% Convertible Senior Subordinated Notes	101,076	107,480
February 2005 3.625% Convertible Senior Subordinated Notes	53,470	57,110
April 2009 3.625% Convertible Senior Subordinated Notes	37,157	56,672
Senior Secured Second-Priority Notes	225,453	234,230

	$616,156	$654,492

13. Acquisitions and Divestitures
     TV Guide Network
     Acquisition of TV Guide Network. On February 28, 2009, the Company purchased all of the issued and outstanding equity interests of TV Guide Network, a network and online provider of entertainment and television guidance-related programming, as well as localized program listings and descriptions primarily in the U.S. The Company paid approximately $241.6 million for all of the equity interest of TV Guide Network, which included a capital lease obligation of $12.1 million, and incurred approximately $1.5 million in direct transaction costs (legal fees, accountant’s fees and other professional fees).
     Sale of Non-Controlling Interest in TV Guide Network. On May 28, 2009, the Company entered into a Purchase Agreement with OEP, the global private equity investment arm of JPMorgan Chase Bank, N.A., pursuant to which OEP purchased 49% of the Company’s interest in TV Guide Network for approximately $122.4 million in cash. In addition, OEP reserved the option of buying another 1% of TV Guide Network under certain circumstances. The arrangement contains joint control rights, as evidenced in an operating agreement as well as certain transfer restrictions and exit rights. There was no gain or loss on the transaction.
     In exchange for the cash consideration, OEP received mandatorily redeemable preferred stock units and common stock units representing its 49% interest in TV Guide Network. The Company also received mandatorily redeemable preferred stock units and common stock units representing its 51% ownership share. The mandatorily redeemable preferred stock carries a dividend rate of 10% compounded annually and is mandatorily redeemable in May 2019 at the stated value plus the dividend return and any additional capital contributions less previous distributions.
     The February 28, 2009 acquisition was accounted for as a purchase, with the results of operations of TV Guide Network included in the Company’s consolidated results from February 28, 2009 through May 28, 2009 when a portion of the entity was sold. Subsequent to the sale of TV Guide, and pursuant to the new accounting guidance effective April 1, 2010, which the Company has retrospectively applied, the Company’s interest in TV Guide Network is being accounted for under the equity method of accounting (see Note 5).
     The final allocation of the February 28, 2009 acquisition purchase price to the assets acquired and liabilities assumed was recorded in the separate financial statements of TV Guide Network and was as follows:

Allocation
(Amounts in
thousands)
Accounts receivable, net	$14,505
Property and equipment	26,649
Other assets acquired	1,831
Finite-lived intangible assets:
Customer relationships	66,340
Trademarks/trade names	10,250
Internal Use Software	2,200
Prepaid Patent License Agreements	1,510
Goodwill	152,599
Other liabilities assumed	(32,775)

Total purchase price including transaction costs	$243,109

     Acquisition of Mandate Pictures, LLC
     On September 10, 2007, the Company purchased all of the membership interests in Mandate Pictures, LLC, (“Mandate”), a worldwide independent film producer and distributor. The Company paid approximately $58.6 million, comprised of $46.8 million in cash and 1,282,999 of the Company’s common shares. The value assigned to the shares for purposes of recording the acquisition was $11.8 million and was based on the average price of the Company’s common shares a few days prior and subsequent to the date of the closing of the acquisition, which is when it was publicly announced.
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
     The Hurdle Amount is the purchase price of approximately $56 million plus an interest cost accruing until such hurdle is reached, and certain other costs the Company agreed to pay in connection with the acquisition. Accordingly, the additional consideration is the total of the above in excess of the Hurdle Amount. As of June 30, 2010, the total earnings and fees from identified projects in process are not projected to reach the Hurdle Amount. However, as additional projects are identified in the future and current projects are released in the market place, the total projected earnings and fees from these projects could increase causing additional payments to the sellers to become payable.
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

     The purchase agreement provided for additional purchase consideration if the aggregate earnings before interest, taxes, depreciation and amortization adjusted to add back 20% of the overhead expense (“Adjusted EBITDA”) of Debmar-Mercury exceeded certain thresholds. In March 2010, the Company negotiated the buy-out of this potential additional purchase consideration for $15 million. This amount was recorded as an addition to goodwill in March 2010. In connection with this buy-out, the Company extended certain employment contracts which provides for certain contractual bonuses, as defined.
14. Direct Operating Expenses

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2010	2009
	(Amounts in thousands)
Amortization of films and television programs	$101,211	$151,163
Participations and residual expense	56,375	57,103
Other expenses:
Provision for doubtful accounts	316	2,063
Foreign exchange losses (gains)	(321)	200

	$157,581	$210,529

15. Comprehensive Income (Loss)

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2010	2009
	(Amounts in thousands)
Net Income (loss)	$(64,068)	$36,349
Add (Deduct): Foreign currency translation adjustments	(2,047)	5,009
Deduct: Net unrealized loss on foreign exchange contracts	(830)	(29)

Comprehensive income (loss)	$(66,945)	$41,329

16. Net Income (Loss) Per Share
     Basic net income (loss) per share is calculated based on the weighted average common shares outstanding for the period. Basic net income (loss) per share for the three months ended June 30, 2010 and 2009 is presented below:

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2010	2009
	(Amounts in thousands)
Basic Net Income (Loss) Per Common Share:
Numerator:
Net income (loss)	$(64,068)	$36,349

Denominator:
Weighted average common shares outstanding	118,226	117,073

Basic Net Income (Loss) Per Common Share	$(0.54)	$0.31

     Diluted net income (loss) per common share reflects the potential dilutive effect, if any, of the conversion of the October 2004 2.9375% Notes, the February 2005 3.625% Notes and the April 2009 3.625% Notes under the “if converted” method. Diluted net income (loss) per common share also reflects share purchase options and restricted share units using the treasury stock method when dilutive, and any contingently issuable shares when dilutive. Diluted net income (loss) per common share for the three months ended June 30, 2010 and 2009 is presented below:

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2010	2009
	(Amounts in thousands)
Diluted Net Income (Loss) Per Common Share:
Numerator:
Net income (loss)	$(64,068)	$36,349

Add:
Interest on convertible Notes, net of tax	—	3,990
Amortization of deferred financing costs, net of tax	—	121

Numerator for Diluted Net Income (Loss) Per Common Share	$(64,068)	$40,460

Denominator:
Weighted average common shares outstanding	118,226	117,073
Effect of dilutive securities:
Conversion of Notes	—	19,428
Restricted share units	—	94

Adjusted weighted average common shares outstanding	118,226	136,595

Diluted Net Income (Loss) Per Common Share	$(0.54)	$0.30

     For the three months ended June 30, 2010, the weighted average incremental common shares calculated under the “if converted” and treasury stock method presented below were excluded from diluted net loss per common share for the period because their inclusion would have had an anti-dilutive effect as a result of the reported net loss.

Three Months
Ended
June 30,
2010
(Amounts in thousands)
Incremental shares
Conversion of Notes	21,802
Restricted share units	1,667

Total incremental shares excluded from Diluted Net loss Per Common Share	23,469

     Additionally, for the three months ended June 30, 2010 and 2009, the weighted average common shares issuable presented below were excluded from diluted net income (loss) per common share because their inclusion would have had an anti-dilutive effect due to the terms of the award or the Notes or the market price of common shares.

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2010	2009
	(Amounts in thousands)
Anti-dilutive shares issuable
Conversion of Notes	—	7,934
Share purchase options	3,331	3,949
Restricted share units	216	1,598
Contingently issuable shares	180	653

Total weighted average anti-dilutive shares issuable excluded from Diluted Net Income (Loss) Per Common Share	3,727	14,134

     The Company had 500,000,000 authorized common shares at June 30, 2010 and March 31, 2010. The table below outlines common shares reserved for future issuance:

	June 30,	March 31,
	2010	2010
	(Amounts in thousands)
Stock options outstanding, average exercise price $9.75 (March 31, 2010 - $9.75 )	3,310	3,360
Restricted share units — unvested	1,828	3,416
Share purchase options and restricted share units available for future issuance	4,266	3,717
Shares issuable upon conversion of October 2004 2.9375% Notes at conversion price of $11.50 per share	9,568	9,568
Shares issuable upon conversion of February 2005 3.625% Notes at conversion price of $14.28 per share	4,164	4,164
Shares issuable upon conversion of April 2009 3.625% Notes at conversion price of $8.25 per share	8,070	8,070

Shares reserved for future issuance	31,206	32,295

17. Accounting for Stock-Based Compensation
     The Company recognized the following share-based compensation expense (benefit) during the three months ended June 30, 2010 and 2009:

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2010	2009
	(Amounts in thousands)
Compensation Expense (Benefit):
Stock Options	$2,527	$805
Restricted Share Units and Other Share-based Compensation	19,669	2,924
Stock Appreciation Rights	5,062	266

Total	$27,258	$3,995

     On June 30, 2010, certain unvested equity awards of certain executive officers immediately vested as a result of the triggering of “change in control” provisions in their respective employment agreements. For purposes of the employment agreements with such executive officers, a “change in control” occurred on June 30, 2010 when a certain shareholder became the beneficial owner of 33% or more of the Company’s common shares. As a result, the Company recognized $21.9 million in additional compensation expense, which is included in the table above.
     There was no income tax benefit recognized in the statements of operations for share-based compensation arrangements during the three months ended June 30, 2010 and 2009.
     During the three months ended June 30, 2010, the Company granted 1,940,357 restricted share units at a weighted average grant date fair value of $6.91, of which 960,714 restricted share units became fully vested upon “change in control” as discussed above.
     Total unrecognized compensation cost related to unvested stock options and restricted share unit awards at June 30, 2010 are $0.3 million and $8.0 million, respectively, and are expected to be recognized over a weighted average period of 1.1 and 1.8 years, respectively.

Stock Appreciation Rights
     The Company has the following stock appreciation rights (“SARs”) outstanding as of June 30, 2010:

	Grant Date
	July 14, 2008	August 14, 2008	February 5, 2009	April 6, 2009	March 17, 2010
SARs outstanding	750,000	250,000	850,000	700,000	500,000
Vested and exercisable	750,000	187,500	850,000	700,000	500,000
Exercise price	$9.56	$11.16	$5.45	$5.17	$5.95
Original vesting period (see below)	3 years	4 years	3 years	4 years	4 years
Expiration date	July 14, 2013	June 20, 2012	February 5, 2014	April 6, 2014	March 17, 2015
Fair value as of June 30, 2010	$1.48	$0.74	$3.02	$3.19	$3.16
Liability as of June 30, 2010 (in thousands)	$1,113	$186	$2,570	$2,236	$1,578
     On June 30, 2010, all SARs, with the exception of SARs granted on July 14, 2008 and August 14, 2008 listed above, became fully vested due to the triggering of “change in control” provisions in certain executive officer employment agreements.
     SARs require that upon their exercise, the Company pay the holder the excess of the market value of the Company’s common stock at that time over the exercise price of the SAR multiplied by the number of SARs exercised. SARs can be exercised at any time subsequent to vesting and prior to expiration. The fair value of all unexercised SARs are determined at each reporting period under a Black-Scholes option pricing methodology based on the inputs in the table below and are recorded as a liability over the vesting period. With the exception of SARs granted on July 14, 2008, the fair value of SARs is expensed on a pro rata basis over the vesting period or service period, if shorter. Changes in the fair value of vested SARs are expensed in the period of change. SARs granted on July 14, 2008 were granted to a third party producer and vest in 250,000 SAR increments over a three-year period based on the commencement of principal photography of certain films. Accordingly, the pro rata portion of the fair value of SARs are recorded as part of the cost of the related films until commencement of principal photography of the motion picture (i.e., vesting) with subsequent changes in the fair value of SARs recorded to expense.
     For the three months ended June 30, 2010, the following assumptions were used in the Black-Scholes option-pricing model:

	Grant Date
	July 14, 2008	August 14, 2008	February 5, 2009	April 6, 2009	March 17, 2010
Risk-free interest rate	1.0%	0.6%	1.4%	1.4%	1.8%
Expected option lives (in years)	3.0 years	2.0 years	3.6 years	3.8 years	4.7 years
Expected volatility for options	45%	45%	45%	45%	45%
Expected dividend yield	0%	0%	0%	0%	0%
18. Segment Information
     Accounting guidance and standards require the Company to make certain disclosures about each reportable segment. The Company’s reportable segments are determined based on the distinct nature of their operations and each segment is a strategic business unit that offers different products and services and is managed separately. The Company evaluates performance of each segment using segment profit (loss) as defined below. The Company has two reportable business segments as of June 30, 2010: Motion Pictures and Television Production. The Media Networks segment has been reclassified to the equity interest line item from May 28, 2009, the date of sale of the 49% interest in TV Guide Network, as a result of the new accounting standard adopted on April 1, 2010 and retrospectively applied (see Note 1).
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
     Segmented information by business unit is as follows:

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2010	2009
	(Amounts in thousands)
Segment revenues
Motion Pictures	$272,713	$272,728
Television Production	53,871	87,221
Media Networks (April 1, 2009 thru May 27, 2009)	—	19,275

	$326,584	$379,224

Direct operating expenses
Motion Pictures	$114,235	$131,979
Television Production	43,346	71,127
Media Networks (April 1, 2009 thru May 27, 2009)	—	7,423

	$157,581	$210,529

Distribution and marketing
Motion Pictures	$135,514	$74,837
Television Production	4,545	7,130
Media Networks (April 1, 2009 thru May 27, 2009)	—	2,008

	$140,059	$83,975

Segment contribution before general and administration expenses
Motion Pictures	$22,964	$65,912
Television Production	5,980	8,964
Media Networks (April 1, 2009 thru May 27, 2009)	—	9,844

	$28,944	$84,720

General and administration
Motion Pictures	$11,610	$11,482
Television Production	3,074	2,125
Media Networks (April 1, 2009 thru May 27, 2009)	—	6,194

	$14,684	$19,801

Segment profit
Motion Pictures	$11,354	$54,430
Television Production	2,906	6,839
Media Networks (April 1, 2009 thru May 27, 2009)	—	3,650

	$14,260	$64,919

Acquisition of investment in films and television programs
Motion Pictures	$107,072	$151,149
Television Production	58,833	56,055
Media Networks (April 1, 2009 thru May 27, 2009)	—	6,371

	$165,905	$213,575

     Purchases of property and equipment amounted to $0.4 million and $1.8 million for the three months ended June 30, 2010 and 2009, respectively, all primarily pertaining to purchases for the Company’s corporate headquarters for the three months ended June 30, 2010, and primarily pertaining to purchases for Media Networks prior to the deconsolidation of TV Guide Network for the three months ended June 30, 2009.
     Segment contribution before general and administration expenses is defined as segment revenue less segment direct operating and distribution and marketing expenses.
     Segment profit is defined as segment revenue less segment direct operating, distribution and marketing, and general and administration expenses. The reconciliation of total segment profit to the Company’s income (loss) before income taxes is as follows:

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2010	2009
	(Amounts in thousands)
Company’s total segment profit	$14,260	$64,919
Less:
Corporate general and administration	(50,035)	(16,805)
Depreciation and amortization	(1,603)	(6,656)
Interest expense	(14,543)	(9,628)
Interest and other income	387	423
Gain on extinguishment of debt	—	7,458
Equity interests loss	(11,707)	(2,027)

Income (loss) before income taxes	$(63,241)	$37,684

     The following table sets forth significant assets as broken down by segment and other unallocated assets as of June 30, 2010 and March 31, 2010:

	June 30, 2010			March 31, 2010
	Motion	Television		Motion	Television
	Pictures	Production	Total	Pictures	Production	Total
			(Amounts in thousands)
Significant assets by segment
Accounts receivable	$148,215	$111,080	$259,295	$171,522	$121,402	$292,924
Investment in films and television programs, net	581,602	143,289	724,891	553,058	108,047	661,105
Goodwill	210,293	28,961	239,254	210,293	28,961	239,254

	$940,110	$283,330	$1,223,440	$934,873	$258,410	$1,193,283

Other unallocated assets (primarily cash, other assets and equity method investments)			369,434			333,872

Total assets			$1,592,874			$1,527,155

19. Contingencies
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
20. Consolidating Financial Information — Subordinated Notes
     The October 2004 2.9375% Notes, the February 2005 3.625% Notes and the April 2009 3.625% Notes, by their terms, are fully and unconditionally guaranteed by the Company.
     The following tables present unaudited condensed consolidating financial information as of June 30, 2010 and March 31, 2010, and for the three months ended June 30, 2010 and 2009 for (1) the Company, on a stand-alone basis, (2) LGEI, on a stand-alone basis, (3) the non-guarantor subsidiaries of the Company (including the subsidiaries of LGEI), on a combined basis (collectively, the “Non-guarantor Subsidiaries”) and (4) the Company, on a consolidated basis.

	As of June 30, 2010
	Lions Gate	Lions Gate
	Entertainment	Entertainment	Non-guarantor	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated
	(Amounts in thousands)
BALANCE SHEET
Assets
Cash and cash equivalents	$1,034	$8,852	$68,682	$—	$78,568
Restricted cash	16,634	7,626	—	—	24,260
Restricted investments	—	6,993	—	—	6,993
Accounts receivable, net	187	542	258,566	—	259,295
Investment in films and television programs, net	2	6,391	717,616	882	724,891
Property and equipment, net	—	10,601	1,004	—	11,605
Equity method investments	989	18,451	171,012	—	190,452
Goodwill	10,173	—	229,081	—	239,254
Other assets	417	45,056	12,083	—	57,556
Subsidiary investments and advances	(26,270)	54,971	(362,525)	333,824	—

	$3,166	$159,483	$1,095,519	$334,706	$1,592,874

Liabilities and Shareholders’ Equity (Deficiency)
Senior revolving credit facility	$—	$199,000	$—	$—	$199,000
Senior secured second-priority notes	—	225,453	—	—	225,453
Accounts payable and accrued liabilities	4,498	39,235	202,655	6	246,394
Participations and residuals	178	8,044	278,212	(185)	286,249
Film obligations and production loans	70	—	285,644	—	285,714
Subordinated notes and other financing obligations	—	191,703	3,718	—	195,421
Deferred revenue	—	213	156,010	—	156,223
Shareholders’ equity (deficiency)	(1,580)	(504,165)	169,280	334,885	(1,580)

	$3,166	$159,483	$1,095,519	$334,706	$1,592,874

	Three Months Ended June 30, 2010
	Lions Gate	Lions Gate
	Entertainment	Entertainment	Non-guarantor	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated
	(Amounts in thousands)
STATEMENT OF OPERATIONS
Revenues	$—	$2,048	$329,098	$(4,562)	$326,584
EXPENSES:
Direct operating	—	76	168,034	(10,529)	157,581
Distribution and marketing	—	(1)	140,066	(6)	140,059
General and administration	7,603	42,400	14,768	(52)	64,719
Depreciation and amortization	—	923	680	—	1,603

Total expenses	7,603	43,398	323,548	(10,587)	363,962

OPERATING INCOME (LOSS)	(7,603)	(41,350)	5,550	6,025	(37,378)

Other expenses (income):
Interest expense	—	14,128	670	(255)	14,543
Interest and other income	(36)	(427)	(179)	255	(387)

Total other expenses (income)	(36)	13,701	491	—	14,156

INCOME (LOSS) BEFORE EQUITY INTERESTS AND INCOME TAXES	(7,567)	(55,051)	5,059	6,025	(51,534)
Equity interests income (loss)	(56,501)	(7,965)	(11,475)	64,234	(11,707)

INCOME (LOSS) BEFORE INCOME TAXES	(64,068)	(63,016)	(6,416)	70,259	(63,241)
Income tax provision	—	393	434	—	827

NET INCOME (LOSS)	$(64,068)	$(63,409)	$(6,850)	$70,259	$(64,068)

	Three Months Ended June 30, 2010
	Lions Gate	Lions Gate
	Entertainment	Entertainment	Non-guarantor	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated
	(Amounts in thousands)
STATEMENT OF CASH FLOWS
NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	$1,761	$(176,013)	$111,319	$—	$(62,933)

INVESTING ACTIVITIES:
Purchases of restricted investments	—	(6,993)	—	—	(6,993)
Proceeds from the sale of restricted investments	—	6,995	—	—	6,995
Buy-out of the earn-out associated with the acquisition of Debmar-Mercury, LLC	—	—	(15,000)	—	(15,000)
Investment in equity method investees	—	—	(22,030)	—	(22,030)
Purchases of property and equipment	—	(196)	(209)	—	(405)

NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	—	(194)	(37,239)	—	(37,433)

FINANCING ACTIVITIES:
Tax withholding requirements on equity awards	(1,497)	—	—	—	(1,497)
Borrowings under senior revolving credit facility	—	243,000	—	—	243,000
Repayments of borrowings under senior revolving credit facility	—	(61,000)	—	—	(61,000)
Borrowings under individual production loans	—	—	13,737	—	13,737
Repayment of individual production loans	—	—	(83,146)	—	(83,146)
Production loan borrowings under Pennsylvania Regional Center credit facility	—	—	494	—	494
Production loan borrowings under Pennsylvania Regional Center credit facility	—	—	(246)	—	(246)
Production loan borrowings under film credit facility	—	—	3,118	—	3,118
Production loan repayments under film credit facility	—	—	(419)	—	(419)
Restricted cash collateral requirement under the film credit facility	—	—	(3,666)	—	(3,666)

NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	(1,497)	182,000	(70,128)	—	110,375

NET CHANGE IN CASH AND CASH EQUIVALENTS	264	5,793	3,952	—	10,009

FOREIGN EXCHANGE EFFECTS ON CASH	(44)	—	(639)	—	(683)
CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	814	3,059	65,369	—	69,242

CASH AND CASH EQUIVALENTS — END OF PERIOD	$1,034	$8,852	$68,682	$—	$78,568

	As of March 31, 2010
	Lions Gate	Lions Gate
	Entertainment	Entertainment	Non-guarantor	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated
	(Amounts in thousands)
BALANCE SHEET
Assets
Cash and cash equivalents	$814	$3,059	$65,369	$—	$69,242
Restricted cash	—	4,123	—	—	4,123
Restricted investments	—	6,995	—	—	6,995
Accounts receivable, net	99	1,116	291,209	500	292,924
Investment in films and television programs, net	2	6,391	655,994	(1,282)	661,105
Property and equipment, net	—	11,328	1,086	—	12,414
Equity method investments	—	18,611	160,460	—	179,071
Goodwill	10,173	—	229,081	—	239,254
Other assets	431	25,446	36,150	—	62,027
Subsidiary investments and advances	43,686	(5,885)	(249,526)	211,725	—

	$55,205	$71,184	$1,189,823	$210,943	$1,527,155

Liabilities and Shareholders’ Equity (Deficiency)
Senior revolving credit facility	$—	$17,000	$—	$—	$17,000
Senior secured second-priority notes	—	225,155	—	—	225,155
Accounts payable and accrued liabilities	1,018	53,706	198,915	106	253,745
Participations and residuals	186	3,760	298,741	(10)	302,677
Film obligations and production loans	79	—	351,690	—	351,769
Subordinated notes and other financing obligations	—	188,318	3,718	—	192,036
Deferred revenue	—	247	130,725	(121)	130,851
Shareholders’ equity (deficiency)	53,922	(417,002)	206,034	210,968	53,922

	$55,205	$71,184	$1,189,823	$210,943	$1,527,155

	Three Months Ended June 30, 2009
	Lions Gate	Lions Gate
	Entertainment	Entertainment	Non-guarantor	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated
	(Amounts in thousands)
STATEMENT OF OPERATIONS
Revenues	$—	$13,496	$372,117	$(6,389)	$379,224
EXPENSES:
Direct operating	—	463	213,805	(3,739)	210,529
Distribution and marketing	—	407	83,577	(9)	83,975
General and administration	321	16,463	19,823	(1)	36,606
Depreciation and amortization	—	1,677	4,979	—	6,656

Total expenses	321	19,010	322,184	(3,749)	337,766

OPERATING INCOME (LOSS)	(321)	(5,514)	49,933	(2,640)	41,458

Other expenses (income):
Interest expense	—	9,137	(566)	1,057	9,628
Interest and other income	(31)	(405)	13	—	(423)
Gain on extinguishment of debt	—	(7,458)	—	—	(7,458)

Total other expenses (income)	(31)	1,274	(553)	1,057	1,747

INCOME (LOSS) BEFORE EQUITY INTERESTS AND INCOME TAXES	(290)	(6,788)	50,486	(3,697)	39,711
Equity interests income (loss)	36,639	40,161	(2,536)	(76,291)	(2,027)

INCOME (LOSS) BEFORE INCOME TAXES	36,349	33,373	47,950	(79,988)	37,684
Income tax provision	—	83	1,252	—	1,335

NET INCOME (LOSS)	$36,349	$33,290	$46,698	$(79,988)	$36,349

	Three Months Ended June 30, 2009
	Lions Gate	Lions Gate
	Entertainment	Entertainment	Non-guarantor	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated
	(Amounts in thousands)
STATEMENT OF CASH FLOWS
NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(9,922)	$(173,802)	$29,357	$—	$(154,367)

INVESTING ACTIVITIES:
Investment in equity method investees	—	—	(14,924)	—	(14,924)
Increase in loan receivables	—	8,333	—	—	8,333
Purchases of property and equipment	—	(356)	(1,437)	—	(1,793)

NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	—	7,977	(16,361)	—	(8,384)

FINANCING ACTIVITIES:
Tax withholding requirements on equity awards	(417)	—	—	—	(417)
Proceeds from the sale of 49% interest in TV Guide	—	113,426	(54)	—	113,372
Borrowings under individual production loans	—	—	83,117		83,117
Repayment of individual production loans	—	—	(67,977)		(67,977)
Production loan borrowings under Pennsylvania			—
Regional Center credit facility	—	—	109	—	109
Production loan repayments under Pennsylvania			—
Regional Center credit facility	—	—	(54)	—	(54)
Repayment of other financing obligations	—	—	(134)	—	(134)

NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	(417)	113,426	15,007	—	128,016

NET CHANGE IN CASH AND CASH EQUIVALENTS	(10,339)	(52,399)	28,003	—	(34,735)

FOREIGN EXCHANGE EFFECTS ON CASH	1,201	—	499	—	1,700
CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	13,253	88,962	32,664	—	134,879

CASH AND CASH EQUIVALENTS — END OF PERIOD	$4,115	$36,563	$61,166	$—	$101,844

21. Consolidating Financial Information — Senior Secured Second-Priority Notes
     In October 2009, the Company issued $236.0 million aggregate principal amount the Senior Notes in a private offering conducted pursuant to Rule 144A and Regulation S under the Securities Act through LGEI.
     The Company has agreed to make available to the trustee and the holders of the Senior Notes the following tables which present unaudited condensed consolidating financial information as of June 30, 2010 and March 31, 2010, and for the three months ended June 30, 2010 and 2009 for (1) the Company, on a stand-alone basis, (2) LGEI, on a stand-alone basis, (3) the guarantor subsidiaries of the Company (including the subsidiaries of LGEI), on a combined basis (4) the non-guarantor subsidiaries of the Company (including the subsidiaries of LGEI), on a combined basis and (5) the Company, on a consolidated basis.

	As of June 30, 2010
	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other Subsidiaries		Consolidating	Lions Gate
	Corp.	Inc.	Guarantors	Non-guarantors	Adjustments	Consolidated
	(Amounts in thousands)
BALANCE SHEET
Assets
Cash and cash equivalents	$1,034	$8,852	$876	$67,806	$—	$78,568
Restricted cash	16,634	7,626	—	—	—	24,260
Restricted investments	—	6,993	—	—	—	6,993
Accounts receivable, net	187	542	214,929	43,637	—	259,295
Investment in films and television programs, net	2	6,391	624,157	94,034	307	724,891
Property and equipment, net	—	10,601	320	684	—	11,605
Equity method investments	989	18,451	42,872	128,140	—	190,452
Goodwill	10,173	—	198,883	30,198	—	239,254
Other assets	417	45,056	9,169	2,914	—	57,556
Subsidiary investments and advances	(26,270)	54,971	(198,517)	(195,556)	365,372	—

	$3,166	$159,483	$892,689	$171,857	$365,679	$1,592,874

Liabilities and Shareholders’ Equity (Deficiency)
Senior revolving credit facility	$—	$199,000	$—	$—	$—	$199,000
Senior secured second-priority notes	—	225,453	—	—	—	225,453
Accounts payable and accrued liabilities	4,498	39,235	176,361	26,264	36	246,394
Participations and residuals	178	8,044	240,097	38,115	(185)	286,249
Film obligations and production loans	70	—	263,214	22,430	—	285,714
Subordinated notes and other financing obligations	—	191,703	3,718	—	—	195,421
Deferred revenue	—	213	141,451	14,559	—	156,223
Shareholders’ equity (deficiency)	(1,580)	(504,165)	67,848	70,489	365,828	(1,580)

	$3,166	$159,483	$892,689	$171,857	$365,679	$1,592,874

	Three Months Ended June 30, 2010
	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other Subsidiaries		Consolidating	Lions Gate
	Corp.	Inc.	Guarantors	Non-guarantors	Adjustments	Consolidated
	(Amounts in thousands)
STATEMENT OF OPERATIONS
Revenues	$—	$2,048	$292,166	$39,351	$(6,981)	$326,584
EXPENSES:
Direct operating	—	76	152,492	17,347	(12,334)	157,581
Distribution and marketing	—	(1)	123,265	16,801	(6)	140,059
General and administration	7,603	42,400	11,078	3,693	(55)	64,719
Depreciation and amortization	—	923	485	195	—	1,603

Total expenses	7,603	43,398	287,320	38,036	(12,395)	363,962

OPERATING INCOME (LOSS)	(7,603)	(41,350)	4,846	1,315	5,414	(37,378)

Other expenses (income):
Interest expense	—	14,128	392	278	(255)	14,543
Interest and other income	(36)	(427)	(145)	(34)	255	(387)

Total other expenses (income)	(36)	13,701	247	244	—	14,156

INCOME (LOSS) BEFORE EQUITY INTERESTS AND INCOME TAXES	(7,567)	(55,051)	4,599	1,071	5,414	(51,534)
Equity interests income (loss)	(56,501)	(7,965)	(11,474)	(1)	64,234	(11,707)

INCOME (LOSS) BEFORE INCOME TAXES	(64,068)	(63,016)	(6,875)	1,070	69,648	(63,241)
Income tax provision	—	393	417	17	—	827

NET INCOME (LOSS)	$(64,068)	$(63,409)	$(7,292)	$1,053	$69,648	$(64,068)

	Three Months Ended June 30, 2010
	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other Subsidiaries		Consolidating	Lions Gate
	Corp.	Inc.	Guarantors	Non-guarantors	Adjustments	Consolidated
	(Amounts in thousands)
STATEMENT OF CASH FLOWS
NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	$1,761	$(176,013)	$100,574	$10,745	$—	$(62,933)

INVESTING ACTIVITIES:
Purchases of restricted investments	—	(6,993)	—	—	—	(6,993)
Proceeds from the sale of restricted investments	—	6,995	—	—	—	6,995
Buy-out of the earn-out associated with the acquisition of Debmar-Mercury, LLC	—	—	(15,000)	—	—	(15,000)
Investment in equity method investees	—	—	(22,030)	—	—	(22,030)
Repayment of loans receivable	—	—	—	—	—	—
Purchases of property and equipment	—	(196)	(133)	(76)	—	(405)

NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	—	(194)	(37,163)	(76)	—	(37,433)

FINANCING ACTIVITIES:
Tax withholding requirements on equity awards	(1,497)	—	—	—	—	(1,497)
Borrowings under senior revolving credit facility	—	243,000	—	—	—	243,000
Repayments of borrowings under senior revolving credit facility	—	(61,000)	—	—	—	(61,000)
Borrowings under individual production loans	—	—	13,178	559	—	13,737
Repayment of individual production loans	—	—	(83,146)	—	—	(83,146)
Production loan borrowings under Pennsylvania Regional Center credit facility	—	—	494	—	—	494
Production loan repayments under Pennsylvania Regional Center credit facility	—	—	(246)	—	—	(246)
Production loan borrowings under film credit facility	—	—	3,118	—	—	3,118
Production loan repayments under film credit facility	—	—	(419)	—	—	(419)
Restricted cash collateral requirement under the film credit facility	—	—	(3,666)	—	—	(3,666)

NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	(1,497)	182,000	(70,687)	559	—	110,375

NET CHANGE IN CASH AND CASH EQUIVALENTS	264	5,793	(7,276)	11,228	—	10,009

FOREIGN EXCHANGE EFFECTS ON CASH	(44)	—	—	(639)	—	(683)
CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	814	3,059	8,152	57,217	—	69,242

CASH AND CASH EQUIVALENTS — END OF PERIOD	$1,034	$8,852	$876	$67,806	$—	$78,568

	As of March 31, 2010
	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other Subsidiaries		Consolidating	Lions Gate
	Corp.	Inc.	Guarantors	Non-guarantors	Adjustments	Consolidated
			(Amounts in thousands)
BALANCE SHEET
Assets
Cash and cash equivalents	$814	$3,059	$8,152	$57,217	$—	$69,242
Restricted cash	—	4,123	—	—	—	4,123
Restricted investments	—	6,995	—	—	—	6,995
Accounts receivable, net	99	1,116	238,138	53,071	500	292,924
Investment in films and television programs, net	2	6,391	567,718	88,276	(1,282)	661,105
Property and equipment, net	—	11,328	382	704	—	12,414
Equity method investments	—	18,611	32,330	128,130	—	179,071
Goodwill	10,173	—	198,883	30,198	—	239,254
Other assets	431	25,446	32,837	3,313	—	62,027
Subsidiary investments and advances	43,686	(5,885)	(91,278)	(188,711)	242,188	—

	$55,205	$71,184	$987,162	$172,198	$241,406	$1,527,155

Liabilities and Shareholders’ Equity (Deficiency)
Senior revolving credit facility	$—	$17,000	$—	$—	$—	$17,000
Senior secured second-priority notes	—	225,155	—	—	—	225,155
Accounts payable and accrued liabilities	1,018	53,706	169,893	30,298	(1,170)	253,745
Participations and residuals	186	3,760	255,794	42,947	(10)	302,677
Film obligations and production loans	79	—	334,791	16,899	—	351,769
Subordinated notes and other financing obligations	—	188,318	3,718	—	—	192,036
Deferred revenue	—	247	125,323	5,402	(121)	130,851
Shareholders’ equity (deficiency)	53,922	(417,002)	97,643	76,652	242,707	53,922

	$55,205	$71,184	$987,162	$172,198	$241,406	$1,527,155

	Three Months Ended June 30, 2009
	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other Subsidiaries		Consolidating	Lions Gate
	Corp.	Inc.	Guarantors	Non-guarantors	Adjustments	Consolidated
			(Amounts in thousands)
STATEMENT OF OPERATIONS
Revenues	$—	$13,496	$264,398	$109,028	$(7,698)	$379,224
EXPENSES:
Direct operating	—	463	142,658	73,687	(6,279)	210,529
Distribution and marketing	—	407	66,644	16,928	(4)	83,975
General and administration	321	16,463	9,885	10,019	(82)	36,606
Depreciation and amortization	—	1,677	1,602	3,377	—	6,656

Total expenses	321	19,010	220,789	104,011	(6,365)	337,766

OPERATING INCOME (LOSS)	(321)	(5,514)	43,609	5,017	(1,333)	41,458

Other expenses (income):
Interest expense	—	9,137	207	485	(201)	9,628
Interest and other income	(31)	(405)	(172)	(16)	201	(423)
Gain on extinguishment of debt	—	(7,458)	—	—	—	(7,458)

Total other expenses (income)	(31)	1,274	35	469	—	1,747

INCOME (LOSS) BEFORE EQUITY INTERESTS AND INCOME TAXES	(290)	(6,788)	43,574	4,548	(1,333)	39,711
Equity interests income (loss)	36,639	43,667	(1,248)	(1,289)	(79,796)	(2,027)

INCOME (LOSS) BEFORE INCOME TAXES	36,349	36,879	42,326	3,259	(81,129)	37,684
Income tax provision	—	83	444	808	—	1,335

NET INCOME (LOSS)	$36,349	$36,796	$41,882	$2,451	$(81,129)	$36,349

	Three Months Ended June 30, 2009
	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other Subsidiaries		Consolidating	Lions Gate
	Corp.	Inc.	Guarantors	Non-guarantors	Adjustments	Consolidated
			(Amounts in thousands)
STATEMENT OF CASH FLOWS
NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(9,922)	$(173,802)	$(47,226)	$76,583	$—	$(154,367)

INVESTING ACTIVITIES:
Investment in equity method investees	—	—	(14,924)	—	—	(14,924)
Increase in loan receivables	—	8,333	—	—	—	8,333
Purchases of property and equipment	—	(356)	(1,425)	(12)	—	(1,793)

NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	—	7,977	(16,349)	(12)	—	(8,384)

FINANCING ACTIVITIES:
Tax withholding requirements on equity awards	(417)	—	—	—	—	(417)
Proceeds from the sale of 49% interest in TV Guide	—	113,426	(54)			113,372
Borrowings under individual production loans	—	—	79,931	3,186	—	83,117
Repayment of individual production loans	—	—	(24,987)	(42,990)	—	(67,977)
Production loan borrowings under Pennsylvania Regional Center credit facility	—	—	109	—	—	109
Production loan repayments under Pennsylvania Regional Center credit facility	—	—	(54)	—	—	(54)
Repayment of other financing obligations	—	—	—	(134)	—	(134)

NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	(417)	113,426	54,945	(39,938)	—	128,016

NET CHANGE IN CASH AND CASH EQUIVALENTS	(10,339)	(52,399)	(8,630)	36,633	—	(34,735)

FOREIGN EXCHANGE EFFECTS ON CASH	1,201	—	—	499	—	1,700
CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	13,253	88,962	10,424	22,240	—	134,879

CASH AND CASH EQUIVALENTS — END OF PERIOD	$4,115	$36,563	$1,794	$59,372	$—	$101,844

22. Subsequent Events
     On July 20, 2010, the Company entered into a Refinancing Exchange Agreement (the “Refinancing Exchange Agreement”) to exchange approximately $36.0 million in aggregate principal amount of the February 2005 3.625% Notes and approximately $63.7 million in aggregate principal amount of the October 2004 2.9375% Notes for equal principal amounts, respectively, of new 3.625% Convertible Senior Subordinated Notes due 2027 (the “New 3.625% Notes”) and new 2.9375% Convertible Senior Subordinated Notes due 2026 (the “New 2.9375% Notes”, and together with the New 3.625% Notes, the “New Notes”). The New Notes took effect immediately and all terms were identical to the February 2005 3.625% Notes and October 2004 2.9375 Notes except that the New Notes had an extended maturity date, extended put rights by two years, and were immediately convertible at an initial conversion rate of 161.2903 common shares of the Company per $1,000 principal amount of New Notes, subject to specified contingencies.
     Also on July 20, 2010, the New Notes were converted into 16,236,305 common shares of the Company. As a result, the New Notes are no longer outstanding as of July 20, 2010.
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

Revenues
     Our revenues are derived from the Motion Pictures and Television Production segments, as described below:
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
Recent Developments
     Refinancing Exchange Agreement. On July 20, 2010 the Company entered the Refinancing Exchange Agreement to exchange approximately $36.0 million in aggregate principal amount of the February 2005 3.625% Notes and $63.7 million in aggregate principal amount of the October 2004 2.9375% Notes for equal principal amounts, respectively, the New 3.625% Notes and the New 2.9375% Notes. The New Notes took effect immediately and all terms were identical to the February 2005 3.625% Notes and October 2004 2.9375 Notes except that the New Notes had an extended maturity date, extended put rights by two years, and were immediately convertible at an initial conversion rate of 161.2903 common shares of the Company per $1,000 principal amount of New Notes, subject to specified contingencies.
     Also on July 20, 2010, the New Notes were converted into 16,236,305 common shares of the Company. As a result, the New Notes are no longer outstanding as of July 20, 2010.
CRITICAL ACCOUNTING POLICIES
     The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The application of the following accounting policies, which are important to our financial position and results of operations, requires significant judgments and estimates on the part of management. As described more fully below, these estimates bear the risk of change due to the inherent uncertainty attached to the estimate. In some cases, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ materially from our estimates. For example, accounting for films and television programs requires us to estimate future revenue and expense amounts which, due to the inherent uncertainties involved in making such estimates, are likely to differ to some extent from actual results. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. For a summary of all of our accounting policies, including the accounting policies discussed below, see Note 2 to our audited consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010.
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
     Due to the inherent uncertainties involved in making such estimates of ultimate revenues and expenses, these estimates have differed in the past from actual results and are likely to differ to some extent in the future from actual results. In addition, in the normal course of our business, some films and titles are more successful than anticipated and some are less successful than anticipated. The Company’s management regularly reviews and revises when necessary its ultimate revenue and cost estimates, which may result in a change in the rate of amortization of film costs and participations and residuals and/or write-downs of all or a portion of the unamortized costs of the film or television program to its estimated fair value. The Company’s management estimates the ultimate revenue based on experience with similar titles or title genre, the general public appeal of the cast, actual performance (when available) at the box office or in markets currently being exploited, and other factors such as the quality and acceptance of motion pictures or programs that our competitors release into the marketplace at or near the same time, critical reviews, general economic conditions and other tangible and intangible factors, many of which we do not control and which may change.
     An increase in the estimate of ultimate revenue will generally result in a lower amortization rate and therefore less film and television program amortization expense while a decrease in the estimate of ultimate revenue will generally result in a higher amortization rate and therefore higher film and television program amortization expense and also periodically results in an impairment requiring a write-down of the film cost to the title’s fair value. These write-downs are included in amortization expense within direct operating expenses in our consolidated statements of operations.
     Revenue Recognition. Revenue from the theatrical release of feature films is recognized at the time of exhibition based on our participation in box office receipts. Revenue from the sale of DVDs/Blu-ray discs in the retail market, net of an allowance for estimated returns and other allowances, is recognized on the later of receipt by the customer or “street date” (when it is available for sale by the customer). Under revenue sharing arrangements, rental revenue is recognized when we are entitled to receipts and such receipts are determinable. Revenues from television licensing are recognized when the feature film or television program is available to the licensee for telecast. For television licenses that include separate availability “windows” during the license period, revenue is allocated over the “windows.” Revenues from sales to international territories are recognized when access to the feature film or television program has been granted or delivery has occurred, as required under the sales contract, and the right to exploit the feature film or television program has commenced. For multiple media rights contracts with a fee for a single film or television program where the contract provides for media holdbacks (defined as contractual media release restrictions), the fee is allocated to the various media based on our assessment of the relative fair value of the rights to exploit each media and is recognized as each holdback is released. For multiple-title contracts with a fee, the fee is allocated on a title-by-title basis, based on our assessment of the relative fair value of each title. The primary estimate requiring the most subjectivity and judgment involving revenue recognition is the estimate of sales returns associated with our revenue from the sale of DVD’s/Blu-ray discs in the retail market which is discussed separately below under the caption “Reserves”.
     Distribution revenue from the distribution of TV Guide Network programming (distributors generally pay a per subscriber fee for the right to distribute programming) is recognized in the month the services are provided.
     Advertising revenue is recognized when the advertising spot is broadcast or displayed online. Advertising revenue is recorded net of agency commissions and discounts.
     Reserves. Sales Returns: Revenues are recorded net of estimated returns and other allowances. We estimate reserves for DVD/Blu-ray returns based on previous returns experience, point-of-sale data available from certain retailers, current economic trends, and projected future sales of the title to the consumer based on the actual performance of similar titles on a title-by-title basis in each of the DVD/Blu-ray businesses. Factors affecting actual returns include, among other factors, limited retail shelf space at various times of the year, success of advertising or other sales promotions, and the near term release of competing titles. We believe that our estimates have been materially accurate in the past; however, due to the judgment involved in establishing reserves, we may have adjustments to our historical estimates in the future. Our estimate of future returns affects reported revenue and operating income. If we underestimate the impact of future returns in a particular period, then we may record less revenue in later periods when returns exceed the estimated amounts. If we overestimate the impact of future returns in a particular period, then we may record additional revenue in later periods when returns are less than estimated. An incremental change of 1% in our estimated sales returns rate (i.e., provisions for returns divided by gross sales of related product) for home entertainment products would have had an approximately $1.8 million impact on our total revenue in the three months ended June 30, 2010.
     Provisions for Accounts Receivable: We estimate provisions for accounts receivable based on historical experience and relevant facts and information regarding the collectability of the accounts receivable. In performing this evaluation, significant judgments and estimates are involved, including an analysis of specific risks on a customer-by-customer basis for our larger customers and an analysis of the length of time receivables have been past due. The financial condition of a given customer and its ability to pay may change over time or could be better or worse than anticipated and could result in an increase or decrease to our allowance for doubtful accounts, which, when the impact of such change is material, is disclosed in our discussion on direct operating expenses elsewhere in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
     Income Taxes. We are subject to federal and state income taxes in the U.S., and in several foreign jurisdictions. We record deferred tax assets, net of applicable reserves, related to net operating loss carryforwards and certain temporary differences. We recognize a future tax benefit to the extent that realization of such benefit is more likely than not or a valuation allowance is applied. In order to realize the benefit of our deferred tax assets we will need to generate sufficient taxable income in the future. Because of our historical operating losses, we have provided a full valuation allowance against our net deferred tax assets. However, the assessment as to whether there will be sufficient taxable income to realize our net deferred tax assets is an estimate which could change in the future depending primarily upon the actual performance of our Company. When we have a history of profitable operations sufficient to demonstrate that it is more likely than not that our deferred tax assets will be realized, the valuation allowance or a portion of the valuation allowance will be reversed and reflected as a benefit in the income tax provision. After that we will be required to continually evaluate the more likely than not assessment that our net deferred tax assets will be realized and if operating results deteriorate we may need to reestablish all or a portion of the valuation allowance through a charge to our income tax provision.
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
     Subordinated notes. We account for our subordinated notes by separating the liability and equity components. The liability component is recorded at the date of issuance based on its fair value which is generally determined in a manner that will reflect an interest cost equal to our nonconvertible debt borrowing rate at the subordinated notes issuance date. The amount of the proceeds less the amount recorded as the liability component is recorded as an addition to shareholders’ equity reflecting the equity component (i.e., conversion feature). The difference between the principal amount and the amount recorded as the liability component represents the debt discount. The carrying amount of the liability is accreted up to the principal amount through the amortization of the discount, using the effective interest method, to interest expense over the expected life of the note. The determination of the fair value of the liability component is an estimate dependent on a number of factors including estimates of market rates for similar non convertible debt instruments at the date of issuance. A higher value attributable to the liability component results in a lower value attributed to the equity component and therefore a smaller discount amount and lower interest cost as a result of amortization of the smaller discount. A lower value attributable to the liability component results in a higher value attributed to the equity component and therefore a larger discount amount and higher interest cost as a result of amortization of the larger discount.
     Business Acquisitions. The Company accounts for its business acquisitions as a purchase, whereby the purchase price is allocated to the assets acquired and liabilities assumed based on their estimated fair value. The excess of the purchase price over estimated fair value of the net identifiable assets is allocated to goodwill. Determining the fair value of assets and liabilities requires various assumptions and estimates. These estimates and assumptions are refined with adjustments recorded to goodwill as information is gathered and final appraisals are completed over a one-year allocation period. The changes in these estimates or different assumptions used in determining these estimates could impact the amount of assets, including goodwill and liabilities, ultimately recorded in our balance sheet and could impact our operating results subsequent to such acquisition. We believe that our assumptions and estimates have been materially accurate in the past.
Recent Accounting Pronouncements
     Consolidation accounting for variable interest entities. This new accounting guidance modifies the previous guidance in relation to the identification of controlling financial interests in a VIE. Under this new guidance the primary beneficiary of a VIE is the enterprise that has both of the following characteristics, among others: (a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance; and (b) the obligation to absorb losses of the entity, or the right to receive benefits from the entity, that could potentially be significant to the VIE. If an enterprise determines that power is shared among multiple unrelated parties such that no one party has the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance, then no party is the primary beneficiary. Power is shared if each of the parties sharing power are required to consent to the decisions relating to the activities that most significantly impact the VIE’s performance. The provisions of this standard became effective for us beginning in fiscal 2011.
     Upon adoption of the new accounting standard on April 1, 2010 we determined that we are no longer the primary beneficiary of TV Guide Network because the power to direct the activities that most significantly impact the economic performance of TV Guide Network are shared with the 49% owner of TV Guide Network, OEP. Although we own 51% interest in TV Guide Network, the power to direct the activities that most significantly impact the economic performance of TV Guide Network are held by the board of managers pursuant to the operating agreement of TV Guide Entertainment Group LLC. Accordingly, upon adoption of the new accounting standard we are no longer consolidating TV Guide Network and instead are accounting for TV Guide Network under the equity method of accounting.

     We have applied the provisions of the new accounting standard retrospectively and accordingly, we deconsolidated TV Guide Network from May 28, 2009, the date of the transaction with OEP, and retrospectively adjusted the financial statements to reflect the TV Guide Network as if it were accounted for under the equity method of accounting since that date. The deconsolidation of TV Guide network resulted in the reclassification of $305.4 million of assets, $147.3 million of liabilities and $30.0 million of non-controlling interest amounts from each of their respective consolidated balance sheet captions to the investment in equity method investee’s account as of March 31, 2010 reflecting the carrying amount of the Company’s interest in the mandatorily redeemable stock units and common stock units of TV Guide Network as of March 31, 2010. In addition, under the equity method of accounting, our share of the revenues, expenses of TV Guide Network and income for the accretion of the dividend and discount of the mandatorily redeemable preferred stock are recorded net in the equity interest line item in the consolidated statements of operations. The adoption of the new accounting standard did not impact our net loss.
Results of Operations
     Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009
     The following table sets forth the components of consolidated revenue for the three months ended June 30, 2010 and 2009:

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,	Increase (Decrease)
	2010	2009	Amount	Percent
	(Amounts in millions)
Consolidated Revenue
Motion Pictures	$272.7	$272.7	$—	0.0%
Television Production	53.9	87.2	(33.3)	(38.2%)
Media Networks	—	19.3	(19.3)	(100.0%)

	$326.6	$379.2	$(52.6)	(13.9%)

     Our largest component of revenue comes from home entertainment. The following table sets forth total home entertainment revenue for both the Motion Pictures and Television Production reporting segments for the three months ended June 30, 2010 and 2009:

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,	Increase (Decrease)
	2010	2009	Amount	Percent
	(Amounts in millions)
Home Entertainment Revenue
Motion Pictures	$111.3	$141.2	$(29.9)	(21.2%)
Television Production	5.8	9.8	(4.0)	(40.8%)

	$117.1	$151.0	$(33.9)	(22.5%)

Motion Pictures Revenue
     The slight increase in motion pictures revenue this period consisted primarily of increases in theatrical, international and television revenue, offset by decreases in home entertainment and Mandate Pictures revenue. We expect an increase in the number of our theatrical releases for fiscal 2011, as compared to fiscal 2010. As a result, we currently expect our motion picture segment revenue for fiscal 2011 will exceed our fiscal 2010 motion picture segment revenue. However, actual motion pictures revenue will depend on the performance of our film and video titles across all media and territories and can vary materially from expectations. The following table sets forth the components of revenue and the changes in these components for the motion pictures reporting segment for the three-month periods ended June 30, 2010 and 2009:

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,	Increase (Decrease)
	2010	2009	Amount	Percent
	(Amounts in millions)
Motion Pictures
Theatrical	$71.3	$22.7	$48.6	214.1%
Home Entertainment	111.3	141.2	(29.9)	(21.2%)
Television	30.0	20.6	9.4	45.6%
International	29.1	17.5	11.6	66.3%
Lionsgate UK	16.3	15.0	1.3	8.7%
Mandate Pictures	13.3	53.1	(39.8)	(75.0%)
Other	1.4	2.6	(1.2)	(46.2%)

	$272.7	$272.7	$—	0.0%

Motion Pictures — Theatrical Revenue
     The following table sets forth the titles contributing significant motion pictures theatrical revenue for the three-month periods ended June 30, 2010 and 2009:

Three Months Ended June 30,
2010		2009
	Theatrical Release Date		Theatrical Release Date
Killers	June 2010	Crank: High Voltage	April 2009
Kick-Ass	April 2010	The Haunting in Connecticut	March 2009
Why Did I Get Married Too?	April 2010	Madea Goes to Jail	February 2009
     The following table sets forth the amount and percentage of theatrical revenue generated by the titles listed above and the titles not listed above for the three-month periods ended June 30, 2010 and 2009:

	Three Months Ended June 30,
	2010			2009
			Percent			Percent
	Amount of		of	Amount of		of
	Theatrical		Theatrical	Theatrical		Theatrical	Increase (Decrease)
	Revenue		Revenue	Revenue		Revenue	Amount	Percent
	(Amounts in			(Amounts in			(Amounts in
	millions)			millions)			millions)
Theatrical Revenue
Theatrical revenue from significant titles listed above	$70.7		99%	$21.2		93%	$49.5	233.5%
Theatrical revenue from titles not listed above	0.6		1%	1.5		7%	(0.9)	(60.0%)

	$71.3		100%	$22.7		100%	$48.6	214.1%

Range of contribution of theatrical revenue of significant titles individually, as a percent of theatrical revenue	29%	to	39%	7%	to	60%

     Theatrical revenue of $71.3 million increased $48.6 million, or 214.1%, in this quarter as compared to the prior year’s quarter. The increase in theatrical revenue in the current quarter as compared to the prior year’s quarter is due to the timing of the three theatrical releases in the current period all of which were released during the three months ended June 30, 2010, compared to the three theatrical releases contributing revenue in the prior period, with only one theatrical release during the three months ended June 30, 2009.

Motion Pictures — Home Entertainment Revenue
     The following table sets forth the titles contributing significant motion pictures home entertainment revenue for the three-month periods ended June 30, 2010 and 2009:

Three Months Ended June 30,
2010		2009
	Release Date		Release Date
From Paris With Love	June 2010	Madea Goes to Jail	June 2009
Daybreakers	May 2010	My Bloody Valentine 3-D	May 2009
Spy Next Door	May 2010	New In Town	May 2009
Brothers	March 2010	The Spirit	April 2009
		Transporter 3	March 2009
     The following table sets forth the amount and percentage of home entertainment revenue generated by the titles listed above and the titles not listed above for the three-month periods ended June 30, 2010 and 2009:

	Three Months Ended June 30,
	2010			2009
			Percent			Percent
	Amount of		of	Amount of		of
	Home		Home	Home		Home
	Entertainment		Entertainment	Entertainment		Entertainment	Increase (Decrease)
	Revenue		Revenue	Revenue		Revenue	Amount	Percent
	(Amounts in			(Amounts in			(Amounts in
	millions)			millions)			millions)
Home Entertainment Revenue
Home entertainment revenue from significant titles listed above	$50.0		45%	$70.0		50%	$(20.0)	(28.6%)
Home entertainment revenue from titles not listed above	61.3		55%	71.2		50%	(9.9)	(13.9%)

	$111.3		100%	$141.2		100%	$(29.9)	(21.2%)

Range of contribution of home entertainment revenue of significant titles
individually, as a percent of home entertainment revenue	3%	to	16%	2%	to	18%

     Home entertainment revenue of $111.3 million decreased $29.9 million, or 21.2%, in the current quarter as compared to the prior year’s quarter. The decrease in home entertainment revenue in the current quarter compared to the prior year’s quarter is primarily due to fewer theatrical titles initially released on DVD and Blu-Ray in the current quarter as compared to the prior year’s quarter and, to a lesser extent, lower revenues from titles released in previous periods. The contribution of home entertainment revenue from the titles listed above decreased $20.0 million in the current quarter compared to the prior year’s quarter, and the contribution of home entertainment revenue from the titles not listed above decreased $9.9 million in the current quarter compared to the prior year’s quarter.
Motion Pictures — Television Revenue
     The following table sets forth the titles contributing significant motion pictures television revenue for the three-month periods ended June 30, 2010 and 2009:

Three Months Ended June 30,
2010	2009
Brothers	Bangkok Dangerous
Gamer	Disaster Movie
I Can Do Bad All By Myself	My Best Friend’s Girl
Precious	Saw V
Rambo	The Family That Preys
W.

     The following table sets forth the amount and percentage of television revenue generated by the titles listed above and the titles not listed above for the three-month periods ended June 30, 2010 and 2009:

	Three Months Ended June 30,
	2010			2009
			Percent			Percent
	Amount of		of	Amount of		of
	Television		Television	Television		Television	Increase (Decrease)
	Revenue		Revenue	Revenue		Revenue	Amount	Percent
	(Amounts in			(Amounts in			(Amounts in
	millions)			millions)			millions)
Television Revenue
Television revenue from significant titles listed above	$16.7		56%	$11.2		54%	$5.5	49.1%
Television revenue from titles not listed above	13.3		44%	9.4		46%	3.9	41.5%

	$30.0		100%	$20.6		100%	$9.4	45.6%

Range of contribution of television revenue of significant titles individually, as a percent of television revenue	6%	to	20%	7%	to	12%

     Television revenue included in motion pictures revenue of $30.0 million increased $9.4 million, or 45.6%, in the current quarter as compared to the prior year’s quarter. The contribution of television revenue from the titles listed above increased $5.5 million in the current quarter compared to the prior year’s quarter, and the contribution of television revenue from the titles not listed above increased $3.9 million in the current quarter compared to the prior year’s quarter.
Motion Pictures — International Revenue
     The following table sets forth the titles contributing significant motion pictures international revenue for the three-month periods ended June 30, 2010 and 2009:

Three Months Ended June 30,
2010	2009
Brothers	My Best Friend’s Girl
Daybreakers	My Bloody Valentine 3-D
Kick-Ass	Saw V
Killers
Saw VI
     The following table sets forth the amount and percentage of international revenue generated by the titles listed above and the titles not listed above for the three-month periods ended June 30, 2010 and 2009:

	Three Months Ended June 30,
	2010			2009
			Percent			Percent
	Amount of		of	Amount of		of
	International		International	International		International	Increase (Decrease)
	Revenue		Revenue	Revenue		Revenue	Amount	Percent
	(Amounts in			(Amounts in			(Amounts in
	millions)			millions)			millions)
International Revenue
International revenue from significant titles listed above	$21.8		75%	$8.4		48%	$13.4	159.5%
International revenue from titles not listed above	7.3		25%	9.1		52%	(1.8)	(19.8%)

	$29.1		100%	$17.5		100%	$11.6	66.3%

Range of contribution of international revenue of significant titles individually, as a percent of international revenue	5%	to	22%	7%	to	27%

     International revenue included in motion pictures revenue of $29.1 million increased $11.6 million, or 66.3%, in the current quarter as compared to the prior year’s quarter. The increase in international revenue in the current quarter compared to the prior year’s quarter is mainly due to the revenues from the titles listed above.
Motion Pictures — Lionsgate UK Revenue
     The following table sets forth the titles contributing significant Lionsgate UK revenue for the three-month periods ended June 30, 2010 and 2009:

Three Months Ended June 30,
2010	2009
Brothers	Drag Me to Hell
Daybreakers	My Bloody Valentine 3-D
Harry Brown	The Spirit
The Hurt Locker
The Imaginarium of Doctor Parnassus
     The following table sets forth the amount and percentage of Lionsgate UK revenue generated by the titles listed above and the titles not listed above for the three-month periods ended June 30, 2010 and 2009:

	Three Months Ended June 30,
	2010			2009
			Percent			Percent
	Amount of		of	Amount of		of
	Lionsgate UK		Lionsgate UK	Lionsgate UK		Lionsgate UK	Increase (Decrease)
	Revenue		Revenue	Revenue		Revenue	Amount	Percent
	(Amounts in			(Amounts in			(Amounts in
	millions)			millions)			millions)
Lionsgate UK Revenue
Lionsgate UK revenue from significant titles listed above	$10.3		63%	$7.0		47%	$3.3	47.1%
Lionsgate UK revenue from titles not listed above	6.0		37%	8.0		53%	(2.0)	(25.0%)

	$16.3		100%	$15.0		100%	$1.3	8.7%

Range of contribution of Lionsgate UK revenue of significant titles individually, as a percent of Lionsgate UK revenue	6%	to	19%	11%	to	18%

     Lionsgate UK revenue of $16.3 million increased $1.3 million, or 8.7%, in the current quarter as compared to the prior year’s quarter. The increase in Lionsgate UK revenue in the current quarter compared to the prior year’s quarter is mainly due to the revenue generated from the titles listed above. The contribution of Lionsgate UK revenue from the titles listed above increased $3.3 million in the current quarter compared to the prior year’s quarter, and the contribution of Lionsgate UK revenue from the titles not listed in the table above decreased $2.0 million in the current quarter compared to the prior year’s quarter.
Motion Pictures — Mandate Pictures Revenue
     The following table sets forth the titles contributing significant Mandate Pictures revenue for the three-month periods ended June 30, 2010 and 2009:

Three Months Ended June 30,
2010	2009
Peacock	Drag Me To Hell
The Switch	Juno
Whip It	Passengers
     The following table sets forth the amount and percentage of Mandate Pictures revenue generated by the titles listed above and the titles not listed above for the three-month periods ended June 30, 2010 and 2009:

	Three Months Ended June 30,
	2010			2009
			Percent			Percent
	Amount of		of	Amount of		of
	Mandate		Mandate	Mandate		Mandate
	Pictures		Pictures	Pictures		Pictures	Increase (Decrease)
	Revenue		Revenue	Revenue		Revenue	Amount	Percent
	(Amounts in			(Amounts in			(Amounts in
	millions)			millions)			millions)
Mandate Pictures Revenue
Mandate Pictures revenue from significant titles listed above	$10.8		81%	$50.3		95%	$(39.5)	(78.5%)
Mandate Pictures revenue from titles not listed above	2.5		19%	2.8		5%	(0.3)	(10.7%)

	$13.3		100%	$53.1		100%	$(39.8)	(75.0%)

Range of contribution of Mandate Pictures revenue of significant titles individually, as a percent of Mandate Pictures revenue	9%	to	61%	6%	to	76%

     Mandate Pictures revenue includes revenue from the sales and licensing of domestic and worldwide rights of titles developed or acquired by Mandate Pictures to third-party distributors or international sub-distributors. The decrease in Mandate Pictures revenue in the current quarter compared to the prior year quarter is mainly due to the contribution of Drag Me To Hell in the prior year quarter as compared to the current quarter.
Television Production Revenue
     Television production revenue of $53.9 million decreased $33.3 million, or 38.2%, in the current quarter as compared to the prior year’s quarter. The following table sets forth the components and the changes in the components of revenue that make up television production revenue for the three-month periods ended June 30, 2010 and 2009:

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,	Increase (Decrease)
	2010	2009	Amount	Percent
	(Amounts in millions)
Television Production
Domestic series licensing
Lionsgate Television	$8.4	$31.4	$(23.0)	(73.2%)
Debmar-Mercury	31.8	20.5	11.3	55.1%
Ish Entertainment	—	12.2	(12.2)	(100.0%)

Total domestic series licensing	40.2	64.1	(23.9)	(37.3%)
International	7.8	13.2	(5.4)	(40.9%)
Home entertainment releases of television production	5.8	9.8	(4.0)	(40.8%)
Other	0.1	0.1	—	0.0%

	$53.9	$87.2	$(33.3)	(38.2%)

     Revenues included in domestic series licensing from Lionsgate Television decreased in the current quarter mainly due to a decrease in the number of episodes of programming delivered as compared to the prior year’s quarter, and no revenue generated from our former collaboration with Ish Entertainment Inc. (“Ish”) in the current quarter compared to the prior year’s quarter due to the collaboration ending in fiscal 2010.
     The following table sets forth the number of television episodes and hours included in Lionsgate Television domestic series licensing revenue in the three-month periods ended June 30, 2010 and 2009, respectively:

		Three Months Ended
		June 30, 2010
		Episodes	Hours
Mad Men Season 4	1hr	1	1.0
Scream Queens Season 2	1hr	8	8.0

		9	9.0

		Three Months Ended
		June 30, 2009
		Episodes	Hours
Weeds Season 5	1/2hr	6	3.0
Nurse Jackie Season 1	1/2hr	12	6.0

		18	9.0

     Revenues included in domestic series licensing from Debmar-Mercury increased in the current quarter due to increased revenue from the deliveries of the television series House of Payne, Meet the Browns and The Wendy Williams Show.
     Our reality television collaboration with Ish ended in fiscal 2010 resulting in no revenue generated in the current quarter. Revenue generated in the prior year’s quarter resulted primarily from the production of the domestic series Paris Hilton’s My New BFF, and My Antonio.
     International revenue decreased in the current quarter due to a decrease in episodes of programming delivered internationally and no international revenue generated from our collaboration with Ish. International revenue in the current quarter included revenue from Blue Mountain State Season 1, Crash Season 2, and Mad Men Season 3. International revenue in the prior year’s quarter included revenue from Crash Season 1, Dead Zone, Paris Hilton’s My New BFF, and Scream Queens.
     The decrease in revenue from home entertainment releases of television production is primarily driven by DVD/Blu-Ray revenue from Weeds Season 3 and Weeds Season 4 in the prior year’s quarter compared to revenue from Mad Men Season 3 and Weeds Season 5 in the current quarter.

Media Networks Revenue
     Media Networks revenue for the three months ended June 30, 2010 and 2009 are nil and $19.3 million, respectively. The acquisition of TV Guide Network occurred on February 28, 2009. The results of operations of TV Guide Network included in the Company’s consolidated results from February 28, 2009 through May 27, 2009. A portion of the entity was sold on May 28, 2009. Subsequent to the sale TV Guide, and pursuant to the new accounting guidance effective April 1, 2010 which the Company has retrospectively applied, the Company’s interest in TV Guide Network is being accounted for under the equity method of accounting.
Direct Operating Expenses
     The following table sets forth direct operating expenses by segment for the three months ended June 30, 2010 and 2009:

	Three Months Ended				Three Months Ended
	June 30, 2010			June 30, 2009
	Motion	Television		Motion	Television	Media
	Pictures	Production	Total	Pictures	Production	Networks	Total
	(Amounts in millions)
Direct operating expenses
Amortization of films and television programs	$78.5	$22.7	$101.2	$90.2	$53.7	$7.3	$151.2
Participation and residual expense	35.7	20.7	56.4	39.9	17.0	0.2	57.1
Other expenses	0.1	(0.1)	—	1.9	0.4	(0.1)	2.2

	$114.3	$43.3	$157.6	$132.0	$71.1	$7.4	$210.5

Direct operating expenses as a percentage of segment revenues	41.9%	80.3%	48.3%	48.4%	81.5%	38.3%	55.5%
     Direct operating expenses of the motion pictures segment of $114.3 million for this quarter were 41.9% of motion pictures revenue, compared to $132.0 million, or 48.4% of motion pictures revenue for the prior year’s quarter. The decrease in direct operating expenses of the motion pictures segment in the current quarter as a percent of revenue is primarily due to the higher Mandate Pictures revenue in relation to total motion pictures revenue in the prior year quarter compared to the current year quarter. Direct operating expenses of Mandate Pictures are higher in relation to revenue as compared to the rest of the motion pictures segment, however Mandate Pictures does not incur significant distribution and marketing expenses. Investment in film write-downs of the motion picture segment during the current quarter totaled approximately $0.7 million compared to $2.9 million for the prior year’s quarter. In the current and prior year’s quarter, there were no write-downs that individually exceeded $1.0 million. Other expenses consists of the provision for doubtful accounts and foreign exchange gains and losses. The provision for doubtful accounts decreased from $2.1 million in the prior year’s quarter to $0.3 million in the current quarter. Foreign exchange gains and losses included a loss of $0.2 million in the prior year’s quarter and a gain of $0.3 million in the current quarter due to changes in exchange rates.
     Direct operating expenses of the television production segment of $43.3 million for the current quarter were 80.3% of television revenue, compared to $71.1 million, or 81.5%, of television revenue for the prior year’s quarter. In the current quarter, $3.2 million of charges for costs incurred in excess of contracted revenues for episodic television series or write-downs of television film costs were included in the amortization of television programs, compared to $1.0 million in the prior year’s quarter.
     Direct operating expenses of the Media Networks segment of $7.4 million for the prior year quarter consists primarily of programming expenses associated with the production of such programs as Idol Tonight and Hollywood 411 from April 1, 2009 to May 27, 2009.

Distribution and Marketing Expenses
     The following table sets forth distribution and marketing expenses by segment for the three months ended June 30, 2010 and 2009:

	Three Months Ended				Three Months Ended
	June 30, 2010			June 30, 2009
	Motion	Television		Motion	Television	Media
	Pictures	Production	Total	Pictures	Production	Networks	Total
	(Amounts in millions)
Distribution and marketing expenses
Theatrical	$83.7	$—	$83.7	$12.5	$0.2	$—	$12.7
Home Entertainment	39.6	0.8	40.4	51.7	3.2	—	54.9
Television	1.1	2.0	3.1	0.6	2.1	—	2.7
International	2.0	1.2	3.2	1.3	1.3	—	2.6
Lionsgate UK	9.2	0.3	9.5	8.4	0.2	—	8.6
Media Networks	—	—	—	—	—	2.0	2.0
Other	—	0.2	0.2	0.4	0.1	—	0.5

	$135.6	$4.5	$140.1	$74.9	$7.1	$2.0	$84.0

     The majority of distribution and marketing expenses relate to the motion pictures segment. Theatrical prints and advertising (“P&A”) in the motion pictures segment in the current quarter of $83.7 million increased $71.2 million, compared to $12.5 million in the prior year’s quarter. The increase is driven by the higher number of theatrical releases in the current quarter as compared to the prior year’s quarter. Domestic theatrical P&A from the motion pictures segment in this quarter included P&A incurred on the release of Kick-Ass, Killers, and Why Did I Get Married Too?, and P&A incurred in advance of the release of The Expendables, which individually represented between 6% and 49% of total theatrical P&A and, in the aggregate, accounted for 95% of the total theatrical P&A. Domestic theatrical P&A from the motion pictures segment in the prior year’s quarter included P&A incurred on the release of Crank: High Voltage and The Haunting in Connecticut, and P&A incurred in advance of the release of titles such as Gamer, Precious, and I Can Do Bad All By Myself, which individually represented between 6% and 58% of total theatrical P&A and, in the aggregate, accounted for 88% of the total theatrical P&A.
     Theatrical distribution and marketing expenses generally depend on the number of theatrical motion pictures we release and the release plan of those motion pictures in a given year. As a result, we currently believe that total theatrical distribution and marketing expenses for fiscal 2011 will exceed that of fiscal 2010 levels because the number of pictures that we expect to release in fiscal 2011 will be more than the number released last fiscal year.
     Home entertainment distribution and marketing costs on motion pictures and television product in this quarter of $40.4 million decreased $14.5 million, or 26.4%, compared to $54.9 million in the prior year’s quarter. The decrease in home entertainment distribution and marketing costs is mainly due to lower home entertainment revenue. Home entertainment distribution and marketing costs as a percentage of home entertainment revenues was 34.5% and 36.4% in the current quarter and prior year’s quarter, respectively.
     Lionsgate UK distribution and marketing expenses in the motion pictures segment in the current quarter of $9.2 million increased from $8.4 million in the prior year’s quarter.
     Media Networks includes transmission and marketing and promotion expenses from April 1, 2009 to May 27, 2009.

General and Administrative Expenses
     The following table sets forth general and administrative expenses by segment for the three months ended June 30, 2010 and 2009:

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,	Increase (Decrease)
	2010	2009	Amount	Percent
	(Amounts in millions)
General and administrative expenses
Motion Pictures	$11.6	$11.5	$0.1	0.9%
Television Production	3.1	2.1	1.0	47.6%
Media Networks	—	6.2	(6.2)	(100.0%)
Corporate, including stock-based compensation	50.0	16.8	33.2	197.6%

Total general and administrative expenses	$64.7	$36.6	$28.1	76.8%

Less Media Networks general and administrative expenses	—	(6.2)	6.2	(100.0%)
Less Stock-based compensation expense	(27.3)	(4.0)	(23.3)	NM
Less Shareholder activist matter expenses	(7.3)	(1.0)	(6.3)	NM

General and administrative expenses excluding Media Networks, stock-based compensation expense and shareholder activist matter expenses	$30.1	$25.4	$4.7	18.6%

Total general and administrative expenses as a percentage of revenue	19.8%	9.7%

General and administrative expenses excluding Media Networks, stock-based compensation expense, and shareholder activist matter expenses, as a percentage of Motion Pictures and Television Production revenue	9.2%	7.1%
     The following table sets forth stock-based compensation expense (benefit) included in our corporate segment for the three months ended June 30, 2010 and 2009:

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,	Increase (Decrease)
	2010	2009	Amount	Percent
	(Amounts in millions)
Stock-Based Compensation Expense (Benefit):
Stock options	$2.5	$0.8	$1.7	212.5%
Restricted share units and other share-based compensation	19.7	2.9	16.8	NM
Stock appreciation rights	5.1	0.3	4.8	NM

	$27.3	$4.0	$23.3	NM

     General and administrative expenses increased by $28.1 million, or 76.8%, mainly due to increases in stock-based compensation and legal and professional fees associated with a shareholder activist matter included in the corporate segment in the current period, offset by decreases from the deconsolidation of the Media Networks reporting segments. The increase in stock-based compensation of $23.3 million is primarily due to $21.9 million of additional expense associated with the immediate vesting of equity awards of certain executive officers triggered by the “change in control” provisions in their respective employment agreements.

     General and administrative expenses excluding the Media Networks segment, excluding stock-based compensation, and excluding shareholder activist matter expenses was $29.9 million in the current quarter compared to $25.4 million in the prior year quarter, which represents an increase of $4.5 million or 17.8%.
     General and administrative expenses of the motion pictures segment increased $0.1 million, or 0.9%, mainly due to a slight increase in other general overhead such as travel and entertainment expenses. In the current quarter, $2.2 million of motion pictures production overhead was capitalized compared to $2.0 million in the prior year’s quarter.
     General and administrative expenses of the television production segment increased $1.0 million, or 47.6%, mainly due to an increase in salary and related expenses. In the current quarter, $1.0 million of television production overhead was capitalized compared to $1.4 million in the prior year’s quarter.
     General and administrative expenses of the corporate segment increased $33.2 million, or 197.6%, mainly due to an increase of $23.3 million of stock-based compensation of which $21.9 million was associated with the immediate vesting of equity awards of certain executive officers triggered by the “change in control” provisions in their respective employment agreements and $6.3 million of legal and professional fees associated with a shareholder activist matter.
     At June 30, 2010, as disclosed in Note 17 to the unaudited condensed consolidated financial statements, there were unrecognized compensation costs of approximately $8.3 million related to stock options and restricted share units previously granted, including annual installments of share grants that were subject to performance targets, which will be expensed over the remaining vesting periods. At June 30, 2010, 503,751 shares of restricted share units have been awarded to four key executive officers, the vesting of which will be subject to performance targets to be set annually by the Compensation Committee of the Board of Directors of the Company. These restricted share units will vest in two annual installments assuming annual performance targets have been met. The fair value of the 503,751 shares, whose future annual performance targets have not been set, was $3.5 million, based on the market price of the Company’s common shares as of June 30, 2010. The market value will be remeasured when the annual performance criteria are set and the value will be expensed over the remaining vesting periods once it becomes probable that the performance targets will be satisfied.
Depreciation, Amortization and Other Expenses (Income)
     Depreciation and amortization of $1.6 million this quarter decreased $5.1 million from $6.7 million in the prior year’s quarter, primarily associated with $3.2 million of depreciation and amortization recorded in the prior year’s quarter from the Media Networks segment prior to its deconsolidation. Estimated amortization expense, based on intangible assets as of June 30, 2010, for the nine-months ended March 31, 2011 and for each of the years ending March 31, 2012 through 2015 is approximately $0.5 million, $0.3 million, $0.1 million, nil, and nil, respectively.

     Interest expense of $14.5 million this quarter increased $4.9 million, or 51.0%, from the prior year’s quarter of $9.6 million. The following table sets forth the components of interest expense for the three months ended June 30, 2010 and 2009:

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2010	2009
	(Amounts in millions)
Interest Expense
Cash Based:
Senior revolving credit facility	$1.7	$1.8
Senior subordinated debentures	2.0	2.6
Senior secured second priority notes	6.0	—
Other	0.3	0.5

	10.0	4.9

Non-Cash Based:
Amortization of discount on liability component of senior subordinated debentures	3.4	4.0
Amortization of discount on senior secured second priority notes	0.3	—
Amortization of deferred financing costs	0.8	0.7

	4.5	4.7

	$14.5	$9.6

     Interest and other income was $0.4 million for the quarter ended June 30, 2010, compared to $0.4 million in the prior year’s quarter. Interest and other income this quarter was earned on the lower average cash balances and restricted investments held during the three months ended June 30, 2010 as compared to 2009.
     Gain on extinguishment of debt was nil for the three months ended June 30, 2010, compared to a gain of $7.5 million in the prior year’s quarter resulting from the exchange of $66.6 million of our February 2005 3.625% convertible senior subordinated notes.
     The following table represents our portion of the income or (loss) of our equity method investees based on our percentage ownership for the three months ended June 30, 2010 and 2009:

		Three Months	Three Months
		Ended	Ended
	Percentage	June 30,	June 30,
	Ownership	2010	2009
		(Amounts in millions)
Horror Entertainment, LLC (“FEARnet”)	33.33%	$0.5	$(0.1)
NextPoint, Inc. (“Break.com”)	42.00%	(0.3)	(0.4)
Roadside Attractions, LLC	43.00%	0.1	(0.1)
Studio 3 Partners, LLC (“EPIX”) (1)	31.15%	(12.0)	(1.1)
TV Guide Network	51.00%	—	(0.3)
Tiger Gate	45.90%	(0.1)	—

		$(11.7)	$(2.0)

(1)	We license certain of our theatrical releases and other films and television programs to EPIX. A portion of the profits of these licenses reflecting our ownership share in the venture are eliminated through an adjustment to the equity interest loss of the venture. These profits are recognized as they are realized by the venture. For the three months ended June 30, 2010 there was not a significant amount of revenue from the licensing of products to EPIX. Profits from previous licensing of products to the venture were realized by the venture in the period. The equity interest loss from EPIX above includes $13.1 million, which represents our share of the EPIX losses of $42.4 million for the three months ended March 31, 2010, reduced by the realization of a portion of the profits previously eliminated on licenses to the venture of $1.2 million.

Income Tax Provision
     We had an income tax expense of $0.8 million, or (1.3%), of loss before income taxes in the three months ended June 30, 2010, compared to an expense of $1.3 million, or 3.5%, of income before income taxes in the three months ended June 30, 2009. The tax expense reflected in the current quarter is primarily attributable to U.S. income taxes and foreign withholding taxes. Our actual annual effective tax rate will differ from the statutory federal rate as a result of several factors, including changes in the valuation allowance against net deferred tax assets, non-temporary differences, foreign income taxed at different rates, and state and local income taxes. Income tax loss carryforwards, subject to certain limitations that may prevent us from fully utilizing them, amount to approximately $156.2 million for U.S. federal income tax purposes available to reduce income taxes over twenty years, $131.1 million for U.S. state income tax purposes available to reduce income taxes over future years with varying expirations, $27.3 million for Canadian income tax purposes available to reduce income taxes over 20 years with varying expirations, and $15.9 million for UK income tax purposes available indefinitely to reduce future income taxes.
Net Loss
     Net loss for the three months ended June 30, 2010 was $64.1 million, or basic and diluted net loss per common share of $0.54 on 118.2 million weighted average common shares outstanding. This compares to net income for the three months ended June 30, 2009 of $36.3 million, or basic net income per common share of $0.31 on 117.1 million weighted average common shares outstanding. Diluted net income per common share for the three months ended June 30, 2009 was $0.30 on 136.6 million weighted average common shares outstanding.
Liquidity and Capital Resources
     Our liquidity and capital resources are provided principally through cash generated from operations, issuance of subordinated notes, and our senior revolving credit facility.
     10.25% Senior Secured Second-Priority Notes. On October 21, 2009, Lions Gate Entertainment Inc. (“LGEI”) issued $236.0 million aggregate principal amount of the Senior Notes in a private offering conducted pursuant to Rule 144A and Regulation S under the Securities Act. The Senior Notes were issued by LGEI at an initial price of 95.222% (original issue discount — 4.778%) of the principal amount. The net proceeds, after deducting discounts, the fees paid to the initial purchaser, and all transaction costs (including legal, accounting and other professional fees) from the sale of the Senior Notes was approximately $214.3 million, which was used by LGEI to repay a portion of its outstanding debt under our senior revolving credit facility.
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
     Film Credit Facility. On October 6, 2009, we entered into the Film Credit Facility, as amended effective December 31, 2009, which provides for borrowings for the acquisition or production of motion pictures. Currently, the Film Credit Facility provides for total borrowings up to $120 million and can be increased to $200 million if additional lenders or financial institutions become a party to and provide a commitment under the facility. The Film Credit Facility has a maturity date of April 6, 2013 and as of June 30, 2010, bore interest of 3.25% over the “LIBO” rate (as defined in the credit agreement — effective interest rate of 3.60% and 3.50% as of June 30, 2010 and March 31, 2010, respectively). We are required to pay a quarterly commitment fee of 0.75% per annum on the unused commitment under the Film Credit Facility. Borrowings under the Film Credit Facility are due the earlier of (a) nine months after delivery of each motion picture or (b) April 6, 2013. Borrowings under the Film Credit Facility are subject to a borrowing base calculation and are secured by interests in the related motion pictures, together with certain other receivables from other motion picture and television productions pledged by us including a minimum pledge of such receivables of $25 million. Receivables pledged to the Film Credit Facility must be excluded from the borrowing base calculation under our senior revolving credit facility. At June 30, 2010, the Company had borrowings of $38.4 million (March 31, 2010 — $35.7 million) and $81.6 million available under the Film Credit Facility (March 31, 2010 — $84.3 million).
     Senior Revolving Credit Facility. At June 30, 2010, we had borrowings of $199.0 million (March 31, 2010 — $17.0 million) under our senior revolving credit facility. The availability of funds under our senior revolving credit facility is limited by a borrowing base and also reduced by outstanding letters of credit which amounted to $25.6 million at June 30, 2010 (March 31, 2010 — $25.6 million). At June 30, 2010, there was $115.4 million available under the senior revolving credit facility (March 31, 2010 — $297.4 million). We are required to pay a quarterly commitment fee based upon 0.375% per annum on the total senior revolving credit facility of $340 million less the amount drawn. The senior revolving credit facility expires July 25, 2013, and as of June 30, 2010, bore interest of 2.5% over the “Adjusted LIBOR” rate (effective interest rate of 2.85% and 2.75% as of June 30, 2010 and March 31, 2010, respectively). Obligations under the senior revolving credit facility are secured by collateral (as defined in the credit agreement) granted by us and certain of our subsidiaries, as well as a pledge of equity interests in certain of our subsidiaries. The senior revolving credit facility contains a number of affirmative and negative covenants that, among other things, require us to satisfy certain financial covenants and restrict our ability to incur additional debt, pay dividends and make distributions, make certain investments and acquisitions, repurchase its stock and prepay certain indebtedness, create liens, enter into agreements with affiliates, modify the nature of our business, enter into sale-leaseback transactions, transfer and sell material assets and merge or consolidate. Under the senior revolving credit facility, the Company may also be subject to an event of default upon a change in control (as defined in the senior revolving credit facility) which, among other things, includes a person or group acquiring ownership or control in excess of 50% (amended from 20% on June 22, 2010) of the Company’s common stock.
     October 2004 2.9375% Notes. In October 2004, LGEI sold $150.0 million of the October 2004 2.9375% Notes.
          Outstanding Amount: As of June 30, 2010, $110.0 million of aggregate principal amount (carrying value — $101.1 million) of the October 2004 2.9375% Notes remain outstanding. Following the refinancing exchange on July 20, 2010 discussed above under “Recent Developments” $46.3 million of aggregate principal amount remains outstanding.
          Interest: Interest on the October 2004 2.9375% Notes is payable semi-annually on April 15 and October 15.
          Maturity Date: The October 2004 2.9375% Notes mature on October 15, 2024.
          Redeemable by LGEI: From October 15, 2009 to October 14, 2010, LGEI may redeem the October 2004 2.9375% Notes at 100.839%; from October 15, 2010 to October 14, 2011, LGEI may redeem the October 2004 2.9375% Notes at 100.420%; and thereafter, LGEI may redeem the October 2004 2.9375% Notes at 100%.
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

     February 2005 3.625% Notes. In February 2005, LGEI sold $175.0 million of the February 2005 3.625% Notes.
          Outstanding Amount: As of June 30, 2010, $59.5 million of aggregate principal amount (carrying value — $53.5 million) of the February 2005 3.625% Notes remain outstanding. Following the refinancing exchange on July 20, 2010 discussed above under “Recent Developments” $23.5 million of aggregate principal amount remains outstanding.
          Interest: Interest on the February 2005 3.625% Notes is payable at 3.625% per annum semi-annually on March 15 and September 15 until March 15, 2012 and at 3.125% per annum thereafter until maturity.
          Maturity Date: The February 2005 3.625% Notes mature on March 15, 2025.
          Redeemable by LGEI: LGEI may redeem all or a portion of the February 2005 3.625% Notes at our option on or after March 15, 2012 at 100% of their principal amount, together with accrued and unpaid interest through the date of redemption.
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
     April 2009 3.625% Notes. In April 2009, LGEI issued approximately $66.6 million of the April 2009 3.625% Notes.
          Outstanding Amount: As of June 30, 2010, $66.6 million of aggregate principal amount (carrying value — $37.2 million) of the April 2009 3.625% Notes remain outstanding.
          Interest: Interest on the April 2009 3.625% Notes is payable at 3.625% per annum semi-annually on March 15 and September 15 of each year.
          Maturity Date: The April 2009 3.625% Notes will mature on March 15, 2025.
          Redeemable by LGEI: On or after March 15, 2015, LGEI may redeem the April 2009 3.625% Notes, in whole or in part, at a price equal to 100% of the principal amount of the April 2009 3.625% Notes to be redeemed, plus accrued and unpaid interest through the date of redemption.
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
     Theatrical Slate Participation. On May 29, 2009, we terminated our theatrical slate participation arrangement with Pride. The arrangement was evidenced by the Master Covered Picture Purchase Agreement between us and FilmCo and the certain FilmCo Operating Agreement for FilmCo by and between LGEI and Pride, each dated as of May 25, 2007 and amended on January 30, 2008. Under the arrangement, Pride contributed, in general, 50% of our production, acquisition, marketing and distribution costs of theatrical feature films and participated in a pro rata portion of the pictures’ net profits or losses similar to a co-production arrangement based on the portion of costs funded. Amounts provided from Pride were reflected as a participation liability. In late 2008, the administrative agent for the senior lenders under Pride’s senior credit facility took the position, among others, that the senior lenders did not have an obligation to continue to fund under the senior credit facility because the conditions precedent to funding set forth in the senior credit facility could not be satisfied. We were not a party to the credit facility. Consequently, Pride did not purchase the pictures The Spirit, My Bloody Valentine 3-D and Madea Goes To Jail. Thereafter, on April 20, 2009, after failed attempts by us to facilitate a resolution, we gave FilmCo and Pride notice that FilmCo, through Pride’s failure to make certain capital contributions, was in default of the Master Picture Purchase Agreement. On May 5, 2009, the representative for the Pride equity and the Pride mezzanine investor responded that the required amount was fully funded and that it had no further obligations to make any additional capital contributions. Consequently, on May 29, 2009, we gave notice of termination of the Master Picture Purchase Agreement. Since May 29, 2009, there have been no developments with respect to the arrangement. Although we will no longer receive financing as provided from the participation of Pride in our films, we do not believe this will have a material adverse effect to our business.
     Société Générale de Financement du Québec. On July 30, 2007, the Company entered into a four-year filmed entertainment slate participation agreement with SGF. SGF will provide up to 35% of production costs of television and feature film productions produced in Québec for a four-year period for an aggregate participation of up to $140.0 million, and we will advance all amounts necessary to fund the remaining budgeted costs. The maximum aggregate of budgeted costs over the four-year period will be $400.0 million, including our portion, but no more than $100.0 million per year. In connection with this agreement, we and SGF will proportionally share in the proceeds derived from the productions after we deduct a distribution fee, recoup all distribution expenses and releasing costs, and pay all applicable third party participations and residuals. Under the terms of the arrangement, $35.0 million is available through July 30, 2010 and $35.0 million is available during the twelve-month period ended July 30, 2011 to be provided by SGF. Of the $35.0 million available through July 30, 2010, $1.4 million was provided through June 30, 2010 and an additional $2.4 million was provided through July 30, 2010, with the remaining commitment expiring on July 30, 2010.
     Filmed Entertainment Backlog. Backlog represents the amount of future revenue not yet recorded from contracts for the licensing of films and television product for television exhibition and in international markets. Backlog at June 30, 2010 and March 31, 2010 is $478.6 million and $448.9 million, respectively.
     Cash Flows Used in Operating Activities. Cash flows used in operating activities for the three months ended June 30, 2010 were $62.9 million compared to cash flows used in operating activities in the three months ended June 30, 2009 of $154.4 million. The decrease in cash used in operating activities was primarily due to increases in cash provided by changes in accounts payable and accrued liabilities, investment in films and television programs, participations and residuals, film obligations and deferred revenues, offset by a net loss for the three months ended June 30, 2010 compared to net income for the three months ended June 30, 2009, a decrease in amortization of films and television programs, and an increase in restricted cash.
     Cash Flows Used in Investing Activities. Cash flows used in investing activities of $37.4 million for the three months ended June 30, 2010 consisted of $15.0 million for the buy-out of the earn-out associated with the acquisition of Debmar-Mercury (see Note 13 to our unaudited condensed financial statements), $0.4 million for purchases of property and equipment and $22.0 million of capital contributions to companies accounted as equity method investments. Cash flows used in investing activities of $8.4 million for the three months ended June 30, 2009 consisted of $1.8 million for purchases of property and equipment and $14.9 million of capital contributions to companies accounted as equity method investments, offset by $8.3 million repayments on loans made to a third party producer.
     Cash Flows Provided by Financing Activities. Cash flows provided by financing activities of $110.4 million for the three months ended June 30, 2010 resulted from borrowings of $243.0 million under the senior revolving credit facility, offset by $61.0 million repayment on the senior revolving credit facility and $83.6 million repayment of production loans. Cash flows provided by financing activities of $128.0 million for the three months ended June 30, 2009 resulted from increased production loans of $83.2 million and proceeds of $113.4 million from the sale of our 49% interest in TV Guide Network, offset by $68.0 million repayment of production loans.
     Anticipated Cash Requirements. The nature of our business is such that significant initial expenditures are required to produce, acquire, distribute and market films and television programs, while revenues from these films and television programs are earned over an extended period of time after their completion or acquisition. We believe that cash flow from operations, cash on hand, senior revolving credit facility availability, tax-efficient financing and available production financing will be adequate to meet known operational cash requirements for the foreseeable future, including the funding of future film and television production, film rights acquisitions and theatrical and video release schedules, and future equity method investment funding requirements. We monitor our cash flow liquidity, availability, fixed charge coverage, capital base, film spending and leverage ratios with the long-term goal of maintaining our credit worthiness.
     Our current financing strategy is to fund operations and to leverage investment in films and television programs through our cash flow from operations, our senior revolving credit facility, single-purpose production financing, film credit facility, government incentive programs, film funds, and distribution commitments. In addition, we may acquire businesses or assets, including individual films or libraries that are complementary to our business. Any such transaction could be financed through our cash flow from operations, credit facilities, equity or debt financing. If additional financing beyond our existing cash flows from operations and credit facilities cannot fund such transactions, there is no assurance that such financing will be available on terms acceptable to us.
Future commitments under contractual obligations as of June 30, 2010 are as follows:

	Nine Months
	Ended
	March 31,	Year Ended March 31,
	2011	2012	2013	2014	2015	Thereafter	Total
	(Amounts in thousands)
Future annual repayment of debt and other financing obligations recorded as of June 30, 2010
Senior revolving credit facility	$—	$—	$—	$199,000	$—	$—	$199,000
Production loans(1)
Individual production loans	86,101	39,391	—	15,000	—	—	140,492
Pennsylvania Regional Center production loans	—	—	—	65,994	—	—	65,994
Film Credit Facility	31,242	7,192	—	—	—	—	38,434
Subordinated notes and other financing obligations (2)
October 2004 2.9375% Notes	—	110,035	—	—	—	—	110,035
February 2005 3.625% Notes	—	59,479	—	—	—	—	59,479
April 2009 3.625% Notes	—	—	—	—	66,581	—	66,581
Other financing obligations	—	—	3,718	—	—	—	3,718
Senior secured second priority notes (3)	—	—	—	—	—	236,000	236,000

	$117,343	$216,097	$3,718	$279,994	$66,581	$236,000	$919,733
Contractual commitments by expected repayment date
Film obligations(1)	$40,794	$—	$—	$—	$—	$—	$40,794
Distribution and marketing commitments (4)	70,779	3,000	22,000	—	—	—	95,779
Minimum guarantee commitments (5)	193,176	18,919	8,524	—	—	—	220,619
Production loan commitments (5)	17,377	2,935	—	—	—	—	20,312
Cash interest payments on subordinated notes and other financing obligations	6,408	8,098	2,440	2,414	2,414	—	21,774
Cash interest payments on senior secured second priority notes	12,095	24,190	24,190	24,190	24,190	48,380	157,235
Operating lease commitments	6,678	8,242	8,617	8,671	8,087	3,269	43,564
Other contractual obligations	480	704	—	—	—	—	1,184
Employment and consulting contracts	28,772	24,874	12,546	7,266	2,823	1,885	78,166

	$376,559	$90,962	$78,317	$42,541	$37,514	$53,534	$679,427

Total future commitments under contractual obligations	$493,902	$307,059	$82,035	$322,535	$104,095	$289,534	$1,599,160

(1)	Production loans represent loans for the production of film and television programs that we produce. Film obligations include minimum guarantees and theatrical marketing obligations as disclosed in Note 9 of our unaudited condensed consolidated financial statements. Repayment dates are based on anticipated delivery or release date of the related film or contractual due dates of the obligation.

(2)	Subordinated notes and other financing obligations reflect the principal amounts of the October 2004 2.9375% Notes, the February 2005 3.625% Notes and the April 2009 3.625% Notes and other financing obligations. The future repayment dates of the Senior Notes represent the first redemption date by holder for each note respectively. As of June 30, 2010, the carrying value of our subordinated notes was as follows: October 2004 2.9375% Notes — $101.1 million; February 2005 3.625% Notes — $53.5 million; and April 2009 3.625% Notes — $37.2 million. The difference between the carrying value and the principal amounts is being amortized as a non-cash charge to interest expense over the expected life of the notes. On July 20, 2010 $63.7 million of the October 2004 2.9375% Notes were converted into 10,373,240 of the Company’s common shares and $36.0 million of the February 2005 3.675% Notes were converted into 5,863,065 of the Company’s common shares.

(3)	The Senior Notes reflect the principal amount payable in November 2016 with a carrying amount of $225.5 million as of June 30, 2010. The difference between the carrying value and the principal amount is being amortized as a non-cash charge to interest expense over the expected life of the notes.

(4)	Distribution and marketing commitments represent contractual commitments for future expenditures associated with distribution and marketing of films which we will distribute. The payment dates of these amounts are primarily based on the anticipated release date of the film.

(5)	Minimum guarantee commitments represent contractual commitments related to the purchase of film rights for future delivery. Production loan commitments represent amounts committed for future film production and development to be funded through production financing and recorded as a production loan liability. Future payments under these commitments are based on anticipated delivery or release dates of the related film or contractual due dates of the commitment. The amounts include future interest payments associated with the commitment.
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
     Currency Rate Risk. We enter into forward foreign exchange contracts to hedge our foreign currency exposures on future production expenses denominated in various foreign currencies. As of June 30, 2010, we had outstanding forward foreign exchange contracts to buy Canadian $8.8 million in exchange for US$8.9 million over a period of three months at a weighted average exchange rate of one US$ equals Canadian $0.99 and we had outstanding forward exchange contracts to buy US$6.3 million in exchange for British Pound Sterling £4.0 million over a period of eight months at a weighted average exchange rate of one British Pound Sterling equals US$1.55. Changes in the fair value representing a net unrealized fair value loss on foreign exchange contracts that qualified as effective hedge contracts outstanding during the three months ended June 30, 2010 amounted to $0.8 million and are included in accumulated other comprehensive loss, a separate component of shareholders’ equity. These contracts are entered into with a major financial institution as counterparty. We are exposed to credit loss in the event of nonperformance by the counterparty, which is limited to the cost of replacing the contracts, at current market rates. We do not require collateral or other security to support these contracts.
     Interest Rate Risk. Certain of the Company’s borrowings primarily borrowings under its senior revolving credit facility, certain production loans and the Film Credit Facility, are, and are expected to continue to be, at variable rates of interest and expose the Company to interest rate risk. If interest rates increase, the Company’s debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and its net income would decrease. The applicable margin with respect to loans under the senior revolving credit facility is a percentage per annum equal to 2.50% plus an adjusted rate based on LIBOR. The applicable margin with respect to loans under the Film Credit Facility is a percentage per annum equal to 3.25% over the “LIBO” rate (as defined in the credit agreement). Assuming the senior revolving credit facility and the Film Credit Facility are fully drawn, based on the applicable LIBOR in effect as of June 30, 2010, each quarter point change in interest rates would result in a $0.9 million change in annual interest expense on the senior revolving credit facility and $0.3 million change in annual interest expense on the Film Credit Facility. The variable interest production loans incur interest at rates ranging from approximately 2.20% to 4.16% and applicable margins ranging from 1.5% over an adjusted rate based on LIBOR to 3.25% over LIBOR. A quarter point increase of the interest rates on the outstanding principal amount of our variable rate production loans would result in $0.2 million in additional costs capitalized to the respective film or television asset.
The following table presents the Company’s financial instruments that are sensitive to changes in interest rates. The table also presents the cash flows of the principal amounts of the financial instruments with the related weighted-average interest rates by expected maturity dates and the fair value of the instrument as of June 30, 2010:

	Nine Months
	Ended
	March 31,	Year Ended March 31,
								Fair Value
	2011	2012	2013	2014	2015	Thereafter	Total	June 30, 2010
	(US$ in thousands, principal amounts)
Variable Rates:
Senior Revolving Credit Facility (1)	$—	$—	$—	$199,000	$—	$—	199,000	199,000
Average Interest Rate	—	—	—	2.85%	—	—
Production Loans (2):
Individual production loans	64,076	9,403	—	—	—	—	73,479	73,479
Average Interest Rate	3.75%	3.70%	—	—	—	—
Film Credit Facility	31,242	7,192	—	—	—	—	38,434	38,434
Average Interest Rate	3.60%	3.60%	—	—	—	—
Fixed Rates:
Production Loans (3):
Pennsylvania Regional Center production loans	—	—	—	65,994	—	—	65,994	63,566
Average Interest Rate	—	—	—	1.50%	—	—
Subordinated Notes (4):
October 2004 2.9375% Notes	—	110,035	—	—	—	—	110,035	101,076
Average Interest Rate	—	2.94%	—	—	—	—
February 2005 3.625% Notes	—	59,479	—	—	—	—	59,479	53,470
Average Interest Rate	—	3.63%	—	—	—	—
April 2009 3.625% Notes	—	—	—	—	66,581	—	66,581	37,157
Average Interest Rate	—	—	—	—	3.63%	—
Other Financing Obligations (5)	—	—	3,718	—	—	—	3,718	3,718
Average Interest Rate	—	—	8.02%	—	—	—
Senior Secured Second Priority Notes (6)	—	—	—	—	—	236,000	236,000	225,453
Average Interest Rate	—	—	—	—	—	10.25%

	$95,318	$186,109	$3,718	$264,994	$66,581	$236,000	$852,720	$795,353

(1)	Senior revolving credit facility, which expires July 25, 2013 bears interest of 2.50% over the Adjusted LIBOR rate. At June 30, 2010, we had borrowings of $199.0 million under this facility.

(2)	Amounts owed to film production entities on anticipated delivery date or release date of the titles or the contractual due dates of the obligation. Production loans of $111.9 million incur interest at rates ranging from approximately 2.20% to 4.16%. Not included in the table above are approximately $67.0 million of production loans which are non-interest bearing.

(3)	Long term production loans of $66.0 million with a fixed interest rate equal to 1.5%.

(4)	Subordinated notes reflect the principal amounts of the October 2004 2.9375% Notes, the February 2005 3.625% Notes and the April 2009 3.625% Notes as of June 30, 2010, and the repayment dates fall on the first redemption date by holder for each note respectively. On July 20, 2010 $63.7 million of the October 2004 2.9375% Notes were converted into 10,373,240 of the Company’s common shares and $36.0 million of the February 2005 3.675% Notes were converted into 5,863,065 of the Company’s common shares.

(5)	Other financing obligation with fixed interest rate equal to 8.02%.

(6)	Senior Notes reflect the principal amount of $236.0 million with a fixed interest rate equal to 10.25%.
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
     As of June 30, 2010, the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures were effective as of June 30, 2010.
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
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
     On July 23, 2010, Carl Icahn and affiliates (collectively, the “Icahn Group”) filed suit in the Supreme Court of British Columbia against the Company, Mark H. Rachesky, M.D., a director of the Company, MHR Fund Management LLC and Institutional Partners III LP (the “MHR Fund”) and Kornitzer Capital Management. The Icahn Group claims that the Company’s July 20, 2010 press release describing a note exchange and conversion of newly issued notes into common shares of the Company failed to comply with the Company’s disclosure obligations under the British Columbia securities laws. According to the Icahn Group, “the actual and improper purpose” of the transactions “was to further entrench the Company’s Board of Directors (the “Board”) and management.” The Icahn Group further attacked the Board’s adoption of a shareholder rights plan dated as of July 1, 2010 between Lionsgate and CIBC Mellon Trust Company (the “Second Rights Plan”), claiming that the affairs of the Company are being conducted in a manner “oppressive” to its shareholders, and alleges that the directors have failed to act in good faith and with reasonable care. The Icahn Group seeks, among other things, orders (1) declaring that the Company is oppressing its shareholders, (2) prohibiting the MHR Fund from transferring or voting its new common shares of the Company, (3) prohibiting the Company from issuing any securities, (4) unwinding the July 20 transactions between the MHR Fund, the Company, and Kornitzer Capital Management, and (5) compensating the petitioners.
     The Icahn Group also sought an order from the British Columbia Securities Commission (the “BCSC”) on July 22, 2010 requiring that Dr. Rachesky, the MHR Fund, and their respective affiliates cease trading in any securities of the Company until further order of the BCSC and that the Company and each of its directors cease trading in any securities of the Company until further order of the BCSC. The Icahn Group alleges that the July 20, 2010 conversion of the notes and share exchange were, among other things, an unlawful defensive tactic, and that the disclosures concerning the transactions violated applicable securities laws. The Icahn Group also sought a temporary order from the BCSC requiring that Dr. Rachesky, the MHR Fund and their respective affiliates cease trading in any securities of the Company for fifteen days after the date of the temporary order, and that the Company and each of its directors cease trading in any securities of the Company for fifteen days after the date of the temporary order. A hearing on the request for a temporary cease trade order was held on July 28, 2010, and the BCSC determined to dismiss the Icahn Group’s application for a temporary cease trade order against the Company and the MHR Fund.
     On July 26, 2010, the Icahn Group filed suit in New York Supreme Court against the Company, the Board, LGEI, Dr. Rachesky, the MHR Fund, and Kornitzer Capital Management and its principal John C. Kornitzer. The Icahn Group claims, among other things, that the July 20 note exchange and the issuance of shares to Dr. Rachesky’s fund constitutes (1) breach of a letter agreement entered into by the Company with Mr. Icahn (the “July 9 Letter Agreement”); (2) tortious interference with the July 9 Letter Agreement; and (3) tortious interference with prospective business relationships. The Icahn Group also claims that various of the defendants’ disclosures, including the July 20 press release, a Current Report on Form 8-K filed on July 21, 2010 by the Company, and a Schedule 13D filed on July 21, 2010 by Dr. Rachesky, omit material information relating to, among other things: the purpose of the July 20 note exchange, the terms of the transactions by which Dr. Rachesky and his investment fund increased their ownership stake in the Company, and the fact that the issuance would allegedly subject the Company to penalties from the NYSE. The complaint seeks, among other things, a preliminary and permanent injunction rescinding the note exchange and share issuance; a preliminary injunction prohibiting all defendants from voting their shares in any election of directors or any other shareholder vote; and an award of compensatory and punitive damages to the plaintiffs.
Item 1A. Risk Factors.
Other than as set forth below, there were no other material changes to the risk factors previously reported in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010.
An increase in the ownership of our common shares by certain shareholders could trigger a change in control under the agreements governing our long-term indebtedness.
The agreements governing certain of our long-term indebtedness contain change in control provisions that are triggered when any of our shareholders, directly or indirectly, acquires ownership or control in excess of a certain percentage of our common shares. As of July 23, 2010, three of our shareholders, Carl C. Icahn, Mark H. Rachesky, M.D. and Capital Research Global Investors and their respective affiliates, beneficially owned approximately 32.9%, 28.9% and 9.1%, respectively, of our outstanding common shares. Under certain circumstances, including the acquisition of ownership or control by a person or group in excess of 50% of our common shares, the noteholders of our unsecured convertible senior subordinated notes and the Senior Notes may require us to repurchase all or a portion of such notes upon a change in control and the noteholders of our unsecured convertible senior subordinated notes may be entitled to receive a make whole premium based on the price of our common shares on the change in control date. We may not be able to repurchase these notes upon a change in control because we may not have sufficient funds. Further, we may be contractually restricted under the terms of our senior revolving credit facility and the Film Credit Facility from repurchasing all of the notes tendered by holders upon a change in control. Our failure to repurchase the notes upon a change in control would cause a default under the indentures governing the Senior Notes and our unsecured convertible senior subordinated notes and a cross-default under the senior revolving credit facility and the Film Credit Facility.
Our senior revolving credit facility and the Film Credit Facility also provide that a change in control, which includes a person or group acquiring ownership or control in excess of 50% of our outstanding common shares, will be an event of default that permits lenders to accelerate the maturity of borrowings thereunder and to enforce security interests in the collateral securing such debt, thereby limiting our ability to raise cash to purchase our outstanding notes.

Certain shareholders own a majority of our outstanding common shares.
As of July 23, 2010, three of our shareholders beneficially owned an aggregate of 96,541,577 of our common shares, or approximately 70.9% of the outstanding shares. In addition, one of these shareholders, Mark H. Rachesky, M.D., the beneficial owner of approximately 28.9% of our outstanding common shares currently serves on our Board of Directors. Accordingly, these three shareholders, collectively, have the power to exercise substantial influence over us and on matters requiring approval by our shareholders, including the election of directors, the approval of mergers and other significant corporate transactions. This concentration of ownership may make it more difficult for other shareholders to effect substantial changes in our company and may also have the effect of delaying, preventing or expediting, as the case may be, a change in control of our company.
Sales of a substantial number of shares of our common shares, or the perception that such sales might occur, could have an adverse effect on the price of our common shares, and therefore our ability to raise additional capital to fund our operations.
As of July 23, 2010, over 70% of our common shares were held beneficially by certain individuals and institutional investors who each had ownership of greater than 5% of our common shares. Sales by such individuals and institutional investors of a substantial number of shares of our common shares into the public market, or the perception that such sales might occur, could have an adverse effect on the price of our common shares, which could materially impair our ability to raise capital through the sale of common shares or debt that is convertible into our common shares.
An unsolicited offer for our shares could create volatility in our stock price.
In July 2010, Carl Icahn and affiliates (the “Icahn Group”) launched an unsolicited tender offer, pursuant to which the Icahn Group currently is offering to acquire all of our outstanding shares of common stock, subject to certain conditions. An unsolicited offer for shares of our common shares is, among other things, a distraction for our management and employees, requires the expenditure of significant time and resources by us, could cause our stock price to fluctuate significantly and, if it results in a change in control, could result in a significant change in our business. In addition, if the offer triggers a change in control under the agreements governing our long-term indebtedness, we may be required to repurchase our outstanding unsecured convertible senior subordinated convertible notes and the Senior Notes, and the maturity of our other outstanding indebtedness may be accelerated. See “An increase in the ownership of our common shares by certain shareholders could trigger a change in control under the agreements governing our long-term indebtedness.” Any unsolicited offer, whether from the Icahn Group or another party, could subject us to any of the aforementioned concerns, which could harm our business and have a material and adverse effect on our business, our results of operations and the price of our shares. Any unsolicited offer also could cause our stock price to fluctuate significantly.
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
There were no purchases of shares of our common stock by us during the three months ended June 30, 2010.
Item 3. Defaults Upon Senior Securities.
None

Item 4. Removed and Reserved.
Item 5. Other Information.
None
Item 6. Exhibits.

Exhibit
Number	Description of Documents
3.1 (1)	Articles

3.2 (2)	Notice of Articles

3.3 (3)	Vertical Short Form Amalgamation Application

3.4 (3)	Certificate of Amalgamation

10.77 (4)	Amendment No.3 dated as of June 22, 2010 to the Second Amended and Restated Credit, Security, Guaranty and Pledge Agreement dated as of July 25, 2008 among Lions Gate Entertainment Inc., Lions Gate UK Limited and Lions Gate Australia Pty Limited, as Borrowers, the guarantors and lenders referred to therein, JP Morgan Chase Bank, N.A., as Administrative Agent and as Issuing Bank and Wachovia Bank, N.A., as Syndication Agent.

10.78 (4)	Amendment No.2 dated as of June 22, 2010 to the Credit, Security, Guaranty and Pledge Agreement dated as of October 6, 2009, among Lions Gate Mandate Financing Vehicle Inc., the guarantors and lenders referred to therein, JPMorgan Chase Bank, N.A., as administrative agent and issuing bank, Union Bank, N.A., as co-administrative agent, syndication agent and joint lead arranger, and Wells Fargo Bank, National Association as documentation agent.

10.79 (5)	Letter, dated as of July 9, 2010, from Lions Gate Entertainment Corp. to Carl C. Icahn.

10.80 (6)	Refinancing Exchange Agreement, dated as of July 20, 2010, by Lions Gate Entertainment Inc., and Kornitzer Capital Management, Inc.

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Shareholder’s Equity, (iv) the Condensed Consolidated Statements of Cash Flows and (v) related notes, tagged as blocks of text

(1)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005 as filed on June 29, 2005.

(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2009 as filed on November 9, 2009.

(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007 as filed on May 30, 2007.

(4)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on June 25, 2010.

(5)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on July 9, 2010.

(6)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on July 21, 2010.

*	Confidential treatment has been requested for portions of this exhibit. Portions of this document have been omitted and submitted separately to the Securities and Exchange Commission.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIONS GATE ENTERTAINMENT CORP.

By:	/s/ James Keegan
	Name:	James Keegan
	Title:	Duly Authorized Officer and Chief Financial Officer

Date: August 9, 2010