Form 10-Q
period 2010-09-30
LIONS GATE ENTERTAINMENT CORP /CN/
filed 2010-11-09
CIK 929351

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at November 1, 2010
Common Shares, no par value per share	136,604,460 shares

Item	Page

PART I — FINANCIAL INFORMATION

1. Financial Statements	4
2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	45
3. Quantitative and Qualitative Disclosures About Market Risk	88
4. Controls and Procedures	90

PART II — OTHER INFORMATION

1. Legal Proceedings	90
1A. Risk Factors	91
2. Unregistered Sales of Equity Securities and Use of Proceeds	93
3. Defaults Upon Senior Securities	93
4. Removed and Reserved	93
5. Other Information	93
6. Exhibits	93
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
     Our actual results of operations, financial condition and liquidity and the development of the industry in which we operate may differ materially and adversely from what is expressed or forecasted in the forward-looking statements as a result of various important factors, including, but not limited to, the substantial investment of capital required to produce and market films and television series, increased costs for producing and marketing feature films, budget overruns, limitations imposed by our credit facilities and notes, unpredictability of the commercial success of our motion pictures and television programming, the cost of defending our intellectual property, difficulties in integrating acquired businesses, technological changes and other trends affecting the entertainment industry, and the risk factors found under the heading “Risk Factors” found in our Annual Report on Form 10-K, as updated by the risk factors found under Part II Item 1A. Risk Factors herein, filed with the Securities and Exchange Commission (the “SEC”) on June 1, 2010, which risk factors are incorporated herein by reference. In addition, even if our results of operations, financial condition and liquidity, and the development of the industry in which we operate are consistent with the forward-looking statements contained in this report, those results or developments may not be indicative of results or developments in subsequent periods.
     Unless otherwise indicated, all references to the “Company,” “Lionsgate,” “we,” “us,” and “our” include reference to our subsidiaries as well.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
	2010	2010
	(Amounts in thousands,
	except share amounts)
ASSETS
Cash and cash equivalents	$78,146	$69,242
Restricted cash	29,053	4,123
Restricted investments	6,993	6,995
Accounts receivable, net of reserve for returns and allowances of $82,905 (March 31, 2010 - $87,978) and provision for doubtful accounts of $7,277 (March 31, 2010 - $7,676)	339,833	292,924
Investment in films and television programs, net	713,160	661,105
Property and equipment, net	10,918	12,414
Equity method investments	170,381	179,071
Goodwill	239,254	239,254
Other assets	50,212	62,027

Total assets	$1,637,950	$1,527,155

LIABILITIES
Senior revolving credit facility	$187,000	$17,000
Senior secured second-priority notes	225,764	225,155
Accounts payable and accrued liabilities	267,730	253,745
Participations and residuals	291,286	302,677
Film obligations and production loans	329,014	351,769
Subordinated notes and other financing obligations	106,616	192,036
Deferred revenue	151,344	130,851

Total liabilities	1,558,754	1,473,233

Commitments and contingencies

SHAREHOLDERS’ EQUITY

Common shares, no par value, 500,000,000 shares authorized, 136,511,482 and 117,951,754 shares issued at September 30, 2010 and March 31, 2010, respectively	639,566	521,164
Accumulated deficit	(554,358)	(460,631)
Accumulated other comprehensive loss	(6,012)	(6,611)

Total shareholders’ equity	79,196	53,922

Total liabilities and shareholders’ equity	$1,637,950	$1,527,155

See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
	(Amounts in thousands, except
	per share amounts)
Revenues	$456,316	$366,051	$782,900	$745,275
Expenses:
Direct operating	238,208	189,504	395,789	400,033
Distribution and marketing	162,443	99,605	302,502	183,580
General and administration	33,678	30,944	98,397	67,550
Depreciation and amortization	1,473	1,638	3,076	8,294

Total expenses	435,802	321,691	799,764	659,457

Operating income (loss)	20,514	44,360	(16,864)	85,818

Other expenses (income):
Interest expense
Contractual cash based interest	9,614	5,197	19,705	10,124
Amortization of debt discount and deferred financing costs	4,215	4,982	8,667	9,683

Total interest expense	13,829	10,179	28,372	19,807
Interest and other income	(366)	(371)	(753)	(794)
Loss (gain) on extinguishment of debt	14,505	—	14,505	(7,458)

Total other expenses, net	27,968	9,808	42,124	11,555

Income (loss) before equity interests and income taxes	(7,454)	34,552	(58,988)	74,263
Equity interests loss	(20,715)	(2,166)	(32,422)	(4,193)

Income (loss) before income taxes	(28,169)	32,386	(91,410)	70,070
Income tax provision	1,490	670	2,317	2,005

Net income (loss)	$(29,659)	$31,716	$(93,727)	$68,065

Basic Net Income (Loss) Per Common Share	$(0.22)	$0.27	$(0.75)	$0.58

Diluted Net Income (Loss) Per Common Share	$(0.22)	$0.26	$(0.75)	$0.56

Weighted average number of common shares outstanding:
Basic	133,001	117,322	125,654	117,199
Diluted	133,001	138,732	125,654	137,671
See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

				Accumulated
				Other
	Common Shares		Accumulated	Comprehensive	Comprehensive
	Number	Amount	Deficit	Loss	Loss	Total
	(Amounts in thousands, except share amounts)
Balance at March 31, 2010	117,951,754	$521,164	$(460,631)	$(6,611)		$53,922
Stock based compensation, net of withholding tax obligations of $12,265	2,280,101	12,089				12,089
Issuance of common shares to directors for services	43,322	290				290
Conversion of $63,709 (principal) of October 2004 2.9375% Notes (see Note 11)	10,355,299	67,620				67,620
Conversion of $36,009 (principal) of February 2005 3.625% Notes (see Note 11)	5,881,006	38,403				38,403
Comprehensive loss
Net loss			(93,727)		$(93,727)	(93,727)
Foreign currency translation adjustments				1,295	1,295	1,295
Net unrealized loss on foreign exchange contracts				(696)	(696)	(696)

Comprehensive loss					$(93,128)

Balance at September 30, 2010	136,511,482	$639,566	$(554,358)	$(6,012)		$79,196

See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months	Six Months
	Ended	Ended
	September 30,	September 30,
	2010	2009
	(Amounts in thousands)
Operating Activities:
Net income (loss)	$(93,727)	$68,065
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation of property and equipment	2,394	4,943
Amortization of intangible assets	682	3,351
Amortization of films and television programs	262,488	275,994
Amortization of debt discount and deferred financing costs	8,667	9,683
Non-cash stock-based compensation	24,352	7,686
Loss (gain) on extinguishment of debt	14,505	(7,458)
Equity interests loss	32,422	4,193
Changes in operating assets and liabilities:
Restricted cash	(16,983)	160
Accounts receivable, net	(46,370)	(2,388)
Investment in films and television programs	(313,663)	(322,425)
Other assets	(434)	570
Accounts payable and accrued liabilities	29,899	(99,255)
Participations and residuals	(11,642)	(68,116)
Film obligations	(7,746)	(36,901)
Deferred revenue	20,366	(7,419)

Net Cash Flows Used In Operating Activities	(94,790)	(169,317)

Investing Activities:
Purchases of restricted investments	(6,993)	(6,999)
Proceeds from the sale of restricted investments	6,995	6,987
Buy-out of the earn-out associated with the acquisition of Debmar-Mercury, LLC	(15,000)	—
Investment in equity method investees	(22,677)	(14,924)
Repayment of loans receivable	7,113	8,333
Purchases of property and equipment	(892)	(2,203)

Net Cash Flows Used In Investing Activities	(31,454)	(8,806)

Financing Activities:
Tax withholding requirements on equity awards	(12,265)	(1,343)
Proceeds from the issuance of mandatorily redeemable preferred stock units and common stock units related to the sale of 49% interest in TV Guide Network	—	113,372
Borrowings under senior revolving credit facility	343,000	70,000
Repayments of borrowings under senior revolving credit facility	(173,000)	(70,000)
Borrowings under individual production loans	84,310	127,931
Repayment of individual production loans	(103,386)	(102,327)
Production loan borrowings under Pennsylvania Regional Center credit facility	745	163
Production loan repayments under Pennsylvania Regional Center credit facility	(740)	(163)
Production loan borrowings under film credit facility	5,259	—
Production loan repayments under film credit facility	(1,624)	—
Restricted cash collateral requirement under the film credit facility	(8,253)	—
Repayment of other financing obligations	—	(134)

Net Cash Flows Provided By Financing Activities	134,046	137,499

Net Change In Cash And Cash Equivalents	7,802	(40,624)
Foreign Exchange Effects on Cash	1,102	2,111
Cash and Cash Equivalents — Beginning Of Period	69,242	134,879

Cash and Cash Equivalents — End Of Period	$78,146	$96,366

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
     The unaudited condensed consolidated financial statements have been prepared in accordance with United States (the “U.S.”) accounting principles generally accepted (“GAAP”) for interim financial information and the instructions to quarterly report on Form 10-Q under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Article 10 of Regulation S-X under the Exchange Act. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these unaudited condensed consolidated financial statements. Operating results for the three and six months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ended March 31, 2011. The balance sheet at March 31, 2010 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read together with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010.
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
     Recent Accounting Pronouncements
     Consolidation accounting for variable interest entities. This new accounting guidance modifies the previous guidance in relation to the identification of controlling financial interests in a variable interest entity (“VIE”). Under this new guidance, the primary beneficiary of a VIE is the enterprise that has both of the following characteristics, among others: (a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance; and (b) the obligation to absorb losses of the entity, or the right to receive benefits from the entity, that could potentially be significant to the VIE. If an enterprise determines that power is shared among multiple unrelated parties such that no one party has the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance, then no party is the primary beneficiary. Power is shared if each of the parties sharing power is required to consent to the decisions relating to the activities that most significantly impact the VIE’s performance. The provisions of this standard became effective for the Company beginning in fiscal 2011.
     Upon adoption of the new accounting standard, on April 1, 2010, the Company determined that it was no longer the primary beneficiary of TV Guide Network and TV Guide.com (collectively “TV Guide Network”) because pursuant to the operating agreement of the entity, the power to direct the activities that most significantly impact the economic performance of TV Guide Network are shared with the 49% owner of TV Guide Network, One Equity Partners (“OEP”). Accordingly, upon adoption of the new accounting standard the Company is no longer consolidating TV Guide Network and instead is accounting for TV Guide Network under the equity method of accounting.
     The Company has applied the provisions of the new accounting standard retrospectively and accordingly, the Company deconsolidated TV Guide Network from May 28, 2009, the date the Company sold a 49% interest to OEP, and retrospectively adjusted the financial statements to reflect TV Guide Network as if it were accounted for under the equity method of accounting since that date. The deconsolidation of TV Guide Network resulted in the reclassification of $305.4 million of assets, $147.3 million of liabilities and $30.0 million of non-controlling interest amounts from each of their respective consolidated balance sheet captions to the investment in equity method investee’s account as of March 31, 2010, reflecting the carrying amount of the Company’s interest in the mandatorily redeemable preferred and common stock units of TV Guide Network as of March 31, 2010. In addition, under the equity method of accounting, the Company’s share of the revenues and expenses of TV Guide Network and income for the accretion of the dividend and discount of the mandatorily redeemable preferred stock are recorded net in the equity interest line item in the consolidated statements of operations. The adoption of the new accounting standard did not impact the Company’s net loss for the year ended March 31, 2010. See Note 5 and Note 13 for further detail regarding the TV Guide Network.
2. Restricted Cash and Restricted Investments
     Restricted Cash. Restricted cash represents amounts held as collateral required under our revolving film credit facility, amounts that are contractually designated for certain theatrical marketing obligations, and approximately $15.9 million held in a trust to fund the Company’s cash severance obligations that would be due to certain executive officers should their employment be terminated “without cause,” (as defined), in connection with a “change in control” of the Company, (as defined in each of their respective employment contracts). For purposes of the employment agreements with such executive officers, a “change in control” occurred on June 30, 2010 when a certain shareholder became the beneficial owner of 33% or more of the Company’s common shares. Accordingly, the trust became irrevocable, and the Company may not withdraw any trust assets (other than once every six months in an amount that the trustee reasonably determines exceeds the remaining potential severance obligations), until any cash severance obligations that have become payable to the executives have been paid or the employment agreements with the executives expire or terminate without those obligations becoming payable.
     Restricted Investments. Restricted investments, which are measured at fair value, represent amounts that are contractually designated as collateral for certain production loans pursuant to an escrow agreement. The carrying amount of this restricted investment is equal to its respective fair value as of September 30, 2010 and March 31, 2010. At September 30, 2010 and March 31, 2010, the restricted investment consisted of approximately $7.0 million of United States Treasury Bills bearing an interest rate of 0.198%, which matured on November 4, 2010.

3. Investment in Films and Television Programs

	September 30,	March 31,
	2010	2010
	(Amounts in thousands)
Motion Picture Segment — Theatrical and Non-Theatrical Films
Released, net of accumulated amortization	$242,512	$212,582
Acquired libraries, net of accumulated amortization	38,551	43,374
Completed and not released	28,300	49,338
In progress	206,822	198,743
In development	13,592	10,730
Product inventory	36,462	38,291

	566,239	553,058

Television Segment — Direct-to-Television Programs
Released, net of accumulated amortization	97,222	80,557
In progress	48,197	24,198
In development	1,502	3,292

	146,921	108,047

	$713,160	$661,105

     The following table sets forth acquired libraries that represent titles released three years prior to the date of acquisition, and amortized over their expected revenue stream from acquisition date up to 20 years:

		Total	Remaining	Unamortized Costs	Unamortized Costs
		Amortization	Amortization	September 30,	March 31,
Acquired Library	Acquisition Date	Period	Period	2010	2010
		(In years)		(Amounts in thousands)
Trimark Holdings	October 2000	20.00	10.00	$4,017	$4,589
Artisan Entertainment	December 2003	20.00	13.25	33,487	36,836
Modern Entertainment	August 2005	20.00	14.75	321	1,142
Lionsgate UK	October 2005	20.00	15.00	726	807

Total Acquired Libraries				$38,551	$43,374

     The Company expects approximately 45% of completed films and television programs, net of accumulated amortization, will be amortized during the one-year period ending September 30, 2011. Additionally, the Company expects approximately 80% of completed and released films and television programs, net of accumulated amortization and excluding acquired libraries, will be amortized during the three-year period ending September 30, 2013.

4. Goodwill
     The carrying amount of goodwill by reporting segment as of September 30, 2010 was as follows:

	Motion	Television
	Pictures	Production	Total
	(Amounts in thousands)
Balance as of September 30, 2010	$210,293	$28,961	$239,254

5. Equity Method Investments
Equity Method Investments. The carrying amount of significant equity method investments at September 30, 2010 and March 31, 2010 were as follows:

	September 30,
	2010
	Ownership	September 30,	March 31,
Equity Method Investee	Percentage	2010	2010
		(Amounts in thousands)
Horror Entertainment, LLC (“FEARnet”)	34.5%	$3,093	$630
NextPoint, Inc. (“Break.com”)	42.0%	16,475	16,698
Roadside Attractions, LLC	43.0%	1,990	1,913
Studio 3 Partners, LLC (“EPIX”)	31.2%	21,059	31,700
TV Guide Network	51.0%	127,171	128,130
Tiger Gate Entertainment Limited (“Tiger Gate”)	45.9%	593	—

		$170,381	$179,071

     Equity interests in equity method investments in our unaudited condensed consolidated statements of operations represent our portion of the income or loss of our equity method investees based on our percentage ownership and the elimination of profits on sales to equity method investees. Equity interests in equity method investments for the three and six months ended September 30, 2010 and 2009 were as follows (income (loss)):

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
Equity Method Investee	2010	2009	2010	2009
		(Amounts in thousands)
Horror Entertainment, LLC (“FEARnet”)	$451	$(262)	$964	$(395)
NextPoint, Inc. (“Break.com”)	28	(270)	(223)	(631)
Roadside Attractions, LLC	(10)	11	76	(97)
Studio 3 Partners, LLC (“EPIX”)	(19,830)	(1,407)	(31,817)	(2,522)
TV Guide Network	(958)	(238)	(959)	(548)
Tiger Gate Entertainment Limited (“Tiger Gate”)	(396)	—	(463)	—

	$(20,715)	$(2,166)	$(32,422)	$(4,193)

     Horror Entertainment, LLC. Horror Entertainment, LLC (“FEARnet”), a multiplatform programming and content service provider of horror genre films operating under the branding of “FEARnet.” The Company licenses content to FEARnet for video-on-demand and broadband exhibition. The Company is recording its share of the FEARnet results on a one quarter lag and, accordingly, during the three and six months ended September 30, 2010, the Company recorded its share of the income incurred by FEARnet for the three and six months ended June 30, 2010. The Company funded an additional $1.5 million during the six months ended September 30, 2010.
     NextPoint, Inc. NextPoint, Inc. (“Break.com”), an online home entertainment service provider operating under the branding of “Break.com.” The interest was acquired on June 29, 2007 for an aggregate purchase price of $21.4 million which included $0.5 million of transaction costs, by issuing 1,890,189 of the Company’s common shares. The value assigned to the shares for purposes of recording the investment of $20.9 million was based on the average price of the Company’s common shares a few days prior and subsequent to the date of the closing of the acquisition. The Company is recording its share of the Break.com results on a one quarter lag and, accordingly, during the three and six months ended September 30, 2010, the Company recorded its share of income for the three months ended June 30, 2010 and its share of the loss for the six months ended June 30, 2010, incurred by Break.com.

     Roadside Attractions, LLC. Roadside Attractions, LLC (“Roadside”), an independent theatrical releasing company. The Company has a call option which is exercisable for a period of 90 days commencing on the receipt of certain audited financial statements for the three years ended July 26, 2010, to purchase all of the remaining 57% equity interests of Roadside, at a price representative of the then fair value of the remaining interest. The estimated initial cost of the call option was de minimus since the option price is designed to be representative of the then fair value and is included within the investment balance. The Company is recording its share of the Roadside results on a one quarter lag and, accordingly, during the three and six months ended September 30, 2010, the Company recorded its share of the loss for the three months ended June 30, 2010 and its share of income for the six months ended June 30, 2010, incurred by Roadside.
     Studio 3 Partners, LLC (“EPIX”). In April 2008, the Company formed a joint venture with Viacom Inc. (“Viacom”), its Paramount Pictures unit (“Paramount Pictures”) and Metro-Goldwyn-Mayer Studios Inc. (“MGM”) to create a premium television channel and subscription video-on-demand service named “EPIX”. The new venture has access to the Company’s titles released theatrically on or after January 1, 2009. Viacom provides operational support to the venture, including marketing and affiliate services through its MTV Networks division. The joint venture provides the Company with an additional platform to distribute its library of motion picture titles and television episodes and programs. The Company has invested $80.4 million through September 30, 2010, including $0.6 million funded during the three months ended September 30, 2010, and may fund additional amounts in the future. The Company is recording its share of the joint venture results on a one quarter lag and, accordingly, during the three and six months ended September 30, 2010, the Company recorded its share of the loss incurred by the joint venture for the three and six months ended June 30, 2010.
     The Company licenses certain of its theatrical releases and other films and television programs to EPIX. A portion of the profits of these licenses reflecting the Company’s ownership share in the venture are eliminated through an adjustment to the equity interest loss of the venture. These profits are recognized as they are realized by the venture. There was no revenue or gross profit recognized by the Company on sales of licenses to EPIX during the three months ended June 30, 2010. For the three months ended September 30, 2010, the Company recognized $39.9 million of revenue and $20.6 million of gross profit on the sale of licenses to EPIX. EPIX expects to report losses of approximately $26.0 million for its quarter ended September 30, 2010, of which the Company’s pro rata share will be recorded in the quarter ended December 31, 2010.
     The following table presents the summarized statement of operations for the three and six months ended June 30, 2010 and 2009 for EPIX and a reconciliation of the net loss reported by EPIX to equity interest loss recorded by the Company:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
		(Amounts in thousands)
Revenues	$8,920	$—	$9,214	$—
Expenses:
Programming expenses	47,209	—	81,381	—
Other operating expenses	9,016	4,938	17,501	8,851

Operating loss	(47,305)	(4,938)	(89,668)	(8,851)
Interest income (expense)	(41)	20	(41)	33

Net loss	$(47,346)	$(4,918)	$(89,709)	$(8,818)

Reconciliation of net loss reported by EPIX to equity interest loss:

Net loss reported by EPIX	$(47,346)	$(4,918)	$(89,709)	$(8,818)
Ownership interest in EPIX	31.15%	28.60%	31.15%	28.60%

Share of net loss before intercompany profits elimination	(14,748)	(1,407)	(27,944)	(2,522)

Elimination of the Company’s share of profits on sales to EPIX	(6,422)		(6,422)
Realization of the Company’s share of profits on sales to EPIX	1,340	—	2,549	—

Total equity interest loss recorded	$(19,830)	$(1,407)	$(31,817)	$(2,522)

     TV Guide Network. The Company’s investment balance consists of common share units of $21.9 million and mandatorily redeemable preferred stock units of $105.3 million. On February 28, 2009, the Company purchased all of the issued and outstanding equity interests of TV Guide Network. The Company paid approximately $241.6 million for all of the equity interest of TV Guide Network. On May 28, 2009, the Company sold 49% of the Company’s interest in TV Guide Network (see Note 13).
     The February 28, 2009 acquisition was accounted for as a purchase, with the results of operations of TV Guide Network included in the Company’s consolidated results from February 28, 2009 through May 28, 2009 when a portion of the entity was sold. Subsequent to the sale of TV Guide Network, and pursuant to the new accounting guidance on accounting for VIEs effective April 1, 2010 which the Company has retrospectively applied, the Company’s interest in TV Guide Network is being accounted for under the equity method of accounting. Accordingly, the Company’s portion of the loss incurred by TV Guide Network for the three and six months ended September 30, 2010 and the period from May 28, 2009 through September 30, 2009 is reflected in equity interests loss.
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
     The Company licenses certain films and/or television programs to TV Guide Network. A portion of the profits of these licenses reflecting the Company’s ownership share in the venture are eliminated through an adjustment to the equity interest loss of the venture. These profits are recognized as they are realized by the venture. For the three months ended September 30, 2010, the Company recognized $5.0 million of revenue and $1.7 million of gross profit on the sale of licenses to TV Guide Network.
     The following table presents the summarized statement of operations for the three and six months ended September 30, 2010 for TV Guide Network and a reconciliation of the net loss reported by TV Guide Network to equity interest loss recorded by the Company:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009 (1)
		(Amounts in thousands)
Revenues	$28,061	$28,375	$57,106	$37,123
Expenses:
Direct operating	8,349	8,573	15,992	11,290
Distribution and marketing	4,317	3,359	9,752	4,367
General and administration	11,078	11,508	22,620	16,021
Depreciation and amortization	3,992	4,569	8,007	6,108

Operating income	325	366	735	(663)
Interest expense	446	195	863	261
Accretion of redeemable preferred stock units (2)	6,824	5,965	13,422	8,037
Interest income	(14)	(11)	(21)	(14)

Loss before income taxes	(6,931)	(5,783)	(13,529)	(8,947)
Income tax provision	63	4	65	6

Net loss	$(6,994)	$(5,787)	$(13,594)	$(8,953)

Reconciliation of net loss reported by TV Guide Network to equity interest loss:

Net loss reported by TV Guide Network	$(6,994)	$(5,787)	$(13,594)	$(8,953)
Ownership interest in TV Guide Network	51%	51%	51%	51%

Share of net loss	(3,567)	(2,951)	(6,933)	(4,566)

Accretion of dividend and interest income of redeemable preferred stock units (2)	3,480	3,042	6,845	4,099
Elimination of the Company’s share of profits on sales to TV Guide Network	(871)	(329)	(871)	(81)

Total equity interest loss recorded	$(958)	$(238)	$(959)	$(548)

(1)	During the six months ended September 30, 2009, the Company accounted for its interest in TV Guide Network under the equity method of accounting from May 28, 2009 to September 30, 2009.

(2)	Accretion of redeemable preferred stock units represents TV Guide Network’s non cash dividend and the amortization of discount on its mandatorily redeemable preferred stock units held by the Company and the 49% interest holder. The Company records 51% of this expense as income from the accretion of dividend and discount on redeemable preferred stock units as equity interest income.
     Tiger Gate Entertainment Limited. Tiger Gate Entertainment Limited is an operator of pay television channels and a distributor of television programming and action and horror films across Asia. The Company is recording its share of the joint venture results on a one quarter lag and, accordingly, during the three and six months ended September 30, 2010, the Company recorded its share of the loss incurred by the joint venture for the three and six months ended June 30, 2010.

6. Other Assets
     The composition of the Company’s other assets is as follows as of September 30, 2010 and March 31, 2010:

	September 30,	March 31,
	2010	2010
	(Amounts in thousands)
Deferred financing costs, net of accumulated amortization	$17,276	$19,460
Prepaid expenses and other	13,574	15,078
Loans receivable	18,647	26,096
Finite-lived intangible assets	715	1,393

	$50,212	$62,027

Deferred Financing Costs. Deferred financing costs primarily include costs incurred in connection with (1) an amended senior revolving credit facility (see Note 7), (2) the issuance of the Senior Secured Second-Priority Notes (as defined herein, see Note 8) and (3) the issuance of the October 2004 2.9375% Notes, the February 2005 3.625% Notes and the April 2009 3.625% Notes (as defined herein, see Note 11) that are deferred and amortized to interest expense using the effective interest method.
Prepaid Expenses and Other. Prepaid expenses and other primarily include prepaid expenses and security deposits.
Loans Receivable. The following table sets forth the Company’s loans receivable at September 30, 2010 and March 31, 2010:

	Interest	September 30,	March 31,
	Rate	2010	2010
		(Amounts in thousands)
Third-party producer	3.04%	$10,396	$17,147
NextPoint, Inc. (“Break.com”)	5.29% - 20.0%	8,251	7,891
Other	3.49%	—	1,058

		$18,647	$26,096

Finite-Lived Intangible Assets. Finite-lived intangible assets consist of trademarks and distribution agreements. The composition of the Company’s finite-lived intangible assets and the associated accumulated amortization is as follows as of September 30, 2010 and March 31, 2010:

	Weighted	Range
	average	of	September 30, 2010			March 31, 2010
	remaining	remaining	Gross		Net	Gross		Net
	life in	life in	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	years	years	Amount	Amortization	Amount	Amount	Amortization	Amount
			(Amounts in thousands)
Finite-lived intangible assets:
Trademarks	2	1 - 2	$1,600	$1,010	$590	$1,600	$851	$749
Distribution agreements	1	1	3,987	3,862	125	3,922	3,278	644

Total finite-lived intangible assets			$5,587	$4,872	$715	$5,522	$4,129	$1,393

     The aggregate amount of amortization expense associated with the Company’s intangible assets for the three months ended September 30, 2010 and 2009 were $0.3 million and $0.3 million, respectively. The aggregate amount of amortization expense associated with the Company’s intangible assets for the six months ended September 30, 2010 and 2009 were $0.7 million and $3.4 million, respectively. The estimated aggregate amortization expense associated with the Company’s intangible assets, for the six months ended March 31, 2011 and for each of the years ending March 31, 2012 through 2015 is approximately $0.3 million, $0.3 million, $0.1 million, nil, and nil, respectively.

7. Senior Revolving Credit Facility
     Outstanding Amount. At September 30, 2010, the Company had borrowings of $187.0 million (March 31, 2010 — $17.0 million).
     Availability of Funds. At September 30, 2010, there was $127.4 million available (March 31, 2010 — $297.4 million). The Senior Revolving Credit Facility provides for borrowings and letters of credit up to an aggregate of $340 million. The availability of funds is limited by a borrowing base and also reduced by outstanding letters of credit which amounted to $25.6 million at September 30, 2010
(March 31, 2010 — $25.6 million).
     Maturity Date. The senior revolving credit facility expires July 25, 2013.
     Interest. As of September 30, 2010, the senior revolving credit facility bore interest of 2.5% over the “Adjusted LIBOR” rate (effective interest rate of 2.76% and 2.75% as of September 30, 2010 and March 31, 2010, respectively).
     Commitment Fee. The Company is required to pay a quarterly commitment fee based upon 0.375% per annum on the total senior revolving credit facility of $340 million less the amount drawn.
     Securitization. Obligations under the senior revolving credit facility are secured by collateral (as defined in the credit agreement) granted by the Company and certain subsidiaries of the Company, as well as a pledge of equity interests in certain of the Company’s subsidiaries.
     Covenants. The senior revolving credit facility contains a number of affirmative and negative covenants that, among other things, require the Company to satisfy certain financial covenants and restrict the ability of the Company to incur additional debt, pay dividends and make distributions, make certain investments and acquisitions, repurchase its stock and prepay certain indebtedness, create liens, enter into agreements with affiliates, modify the nature of its business, enter into sale-leaseback transactions, transfer and sell material assets and merge or consolidate.
     Change in Control. Under the senior revolving credit facility, the Company may also be subject to an event of default upon a change in control (as defined in the senior revolving credit facility) which, among other things, includes a person or group acquiring ownership or control in excess of 50% (amended from 20% on June 22, 2010) of the Company’s common stock.
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
Outstanding Amount. The outstanding amount is set forth in the table below:

	September 30,	March 31,
	2010	2010
	(Amounts in thousands)
Principal amount of Senior Secured Second-Priority Notes	$236,000	$236,000
Unamortized discount (remaining period as of September 30, 2010 of 6.1 years )	(10,236)	(10,845)

Net carrying amount of Senior Secured Second-Priority Notes	$225,764	$225,155

     Maturity Date. The Senior Notes are due November 1, 2016.
     Original Issue Discount. The Senior Notes were issued by LGEI at an initial price of 95.222% (original issue discount — 4.778%) of the principal amount.

     Interest. The Senior Notes pay interest semi-annually on May 1 and November 1 of each year at a rate of 10.25% per year.
     Net Proceeds. The net proceeds, after deducting discounts, fees paid to the initial purchaser, and all transaction costs (including accrued legal, accounting and other professional fees) from the sale of the Senior Notes was approximately $214.3 million, which was used by LGEI to repay a portion of its outstanding debt under its senior revolving credit facility. The original issue discount, interest and deferred financing costs are being amortized through November 1, 2016 using the effective interest method.
     Securitization. The Senior Notes are guaranteed on a senior secured basis by the Company, and certain wholly-owned subsidiaries of both the Company and LGEI. The Senior Notes are ranked junior in right of payment to the Company’s senior revolving credit facility, ranked equally in right of payment to the Company’s subordinated notes, and ranked senior to any of the Company’s unsecured debt.
     Covenants. The Senior Notes contain certain restrictions and covenants that, subject to certain exceptions, limit our ability to incur additional indebtedness, pay dividends or repurchase the Company’s common shares, make certain loans or investments, and sell or otherwise dispose of certain assets subject to certain conditions, among other limitations.

9. Participations and Residuals
     The Company expects approximately 80% of accrued participations and residuals will be paid during the one-year period ending September 30, 2011.
     Theatrical Slate Participation
     On May 29, 2009, the Company terminated its theatrical slate participation arrangement with Pride Pictures, LLC (“Pride”), an unrelated entity. Under the arrangement dated May 25, 2007 and amended on January 30, 2008, Pride contributed, in general, 50% of the Company’s production, acquisition, marketing and distribution costs of theatrical feature films and participated in a pro rata portion of the pictures’ net profits or losses similar to a co-production arrangement based on the portion of costs funded. In late 2008, the administrative agent for the senior lenders under Pride’s senior credit facility took the position, among others, that the senior lenders did not have an obligation to continue to fund under the senior credit facility because the conditions precedent to funding set forth in the senior credit facility could not be satisfied. The Company was not a party to the credit facility. Consequently, Pride did not purchase the pictures The Spirit, My Bloody Valentine 3-D and Madea Goes To Jail. Thereafter, on April 20, 2009, after failed attempts by the Company to facilitate a resolution, it gave FilmCo and Pride notice that FilmCo, through Pride’s failure to make certain capital contributions, was in default of the Master Picture Purchase Agreement. On May 5, 2009, the representative for the Pride equity and the Pride mezzanine investor responded that the required amount was fully funded and that it had no further obligations to make any additional capital contributions. Consequently, on May 29, 2009, the Company gave notice of termination of the Master Picture Purchase Agreement. Since May 29, 2009, there have been no developments with respect to the arrangement. The Company will no longer receive financing as provided from the participation of Pride in its films.
     Amounts provided from Pride are reflected as a participation liability. The difference between the ultimate participation expected to be paid to Pride and the amount provided by Pride is amortized as a charge to or a reduction of participation expense under the individual-film-forecast method.
     At September 30, 2010, $21.5 million (March 31, 2010, $24.1 million) was payable to Pride and is included in participations and residuals in the unaudited condensed consolidated balance sheets.
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
     Amounts provided from SGF are reflected as a participation liability. The difference between the ultimate participation expected to be paid to SGF and the amount provided by SGF is amortized as a charge to or a reduction of participation expense under the individual film forecast method. At September 30, 2010, $6.5 million (March 31, 2010, $7.2 million) was payable to SGF and is included in participations and residuals in the unaudited condensed consolidated balance sheets. Under the terms of the arrangement, $35 million is available through July 30, 2011. Of the $35 million available through July 30, 2011, $4.9 million was provided through September 30, 2010, with the remaining commitment expiring on July 30, 2011.
10. Film Obligations and Production Loans

	September 30,	March 31,
	2010	2010
	(Amounts in thousands)
Film obligations	$32,043	$40,267
Production loans
Individual production loans	191,850	210,021
Pennsylvania Regional Center production loans	65,751	65,746
Film Credit Facility	39,370	35,735

Total film obligations and production loans	329,014	351,769
Less film obligations and production loans expected to be paid by March 31, 2011	(109,372)	(227,100)

Film obligations and production loans expected to be paid after March 31, 2011	$219,642	$124,669

     The following table sets forth future six-month and annual repayment of film obligations and production loans:

	Six Months
	Ended
	March 31,	Year Ended March 31,
	2011	2012	2013	2014	2015	Thereafter	Total
	(Amounts in thousands)
Future annual repayment of Film Obligations and Production Loans recorded as of September 30, 2010
Film obligations	$32,043	$—	$—	$—	$—	$—	$32,043
Production loans
Individual production loans	45,074	131,776	—	15,000	—	—	191,850
Pennsylvania Regional Center production loans	—	—	—	65,751	—	—	65,751
Film Credit Facility	32,255	7,115	—	—	—	—	39,370

	$109,372	$138,891	$—	$80,751	$—	$—	$329,014

Film Obligations
     Film obligations include minimum guarantees, which represent amounts payable for film rights that the Company has acquired and certain theatrical marketing obligations, which represent amounts received from third parties that are contractually committed for theatrical marketing expenditures associated with specific titles.
Individual Production Loans
     Production loans represent individual loans for the production of film and television programs that the Company produces. Individual production loans have contractual repayment dates either at or near the expected completion date, with the exception of certain loans containing repayment dates on a longer term basis. Individual production loans of $124.8 million incur interest at rates ranging from 3.45% to 4.00%, and approximately $67.0 million of production loans are non-interest bearing.
Pennsylvania Regional Center
     On April 9, 2008, the Company entered into a loan agreement with the Pennsylvania Regional Center, which provides for the availability of production loans up to $66,500,000 on a five-year term for use in film and television productions in the State of Pennsylvania. The amount that was borrowed was limited to approximately one half of the qualified production costs incurred in the State of Pennsylvania through the two-year period ended April 2010, and is subject to certain other limitations. Under the terms of the loan, for every dollar borrowed, the Company’s production companies are required (within a two-year period) to either create a specified number of jobs, or spend a specified amount in certain geographic regions in the State of Pennsylvania. Amounts borrowed under the agreement carry an interest rate of 1.5%, which is payable semi-annually, and the principal amount is due on the five-year anniversary date of the first borrowing under the agreement (i.e., April 2013). The loan is secured by a first priority security interest in the Company’s film library pursuant to an intercreditor agreement with the Company’s senior lender under the Company’s senior revolving credit facility. Pursuant to the terms of the Company’s senior revolving credit facility, the Company is required to maintain certain collateral equal to the loans outstanding plus 5% under this facility. Such collateral can consist of cash, cash equivalents or debt securities, including the Company’s subordinated debt repurchased. As of September 30, 2010, $72.8 million principal value (fair value — $71.6 million) of the Company’s subordinated debt repurchased in December 2009 (see Note 11) was held as collateral under the Company’s senior revolving credit facility (March 31, 2010 — $72.8 million principal value, $69.5 million fair value).

     All amounts borrowed under this loan agreement with the Pennsylvania Regional Center are due April 11, 2013, five years from the date that the Company began to borrow under this agreement.
Film Credit Facility
     On October 6, 2009, the Company entered into a revolving film credit facility agreement, as amended effective December 31, 2009 (the “Film Credit Facility”), which provides for borrowings for the acquisition or production of motion pictures. Currently, the Film Credit Facility provides for total borrowings up to $120 million, subject to a borrowing base, and can be increased to $200 million if additional lenders or financial institutions become a party to and provide a commitment under the facility. The Film Credit Facility has a maturity date of April 6, 2013. Borrowings under the facility carry an interest rate of 3.25% over the “LIBO” rate (as defined in the credit agreement). The weighted average interest rate on borrowings outstanding as of September 30, 2010 was 3.51% (March 31, 2010 — 3.50%). The Company is required to pay a quarterly commitment fee of 0.75% per annum on the unused commitment under the Film Credit Facility. Borrowings under the Film Credit Facility are due the earlier of (a) nine months after delivery of each motion picture or (b) April 6, 2013. Borrowings under the Film Credit Facility are subject to a borrowing base calculation and are secured by interests in the related motion pictures, together with certain other receivables from other motion picture and television productions pledged by the Company, including a minimum pledge of such receivables of $25 million. Receivables pledged to the Film Credit Facility must be excluded from the borrowing base calculation under the Company’s senior revolving credit facility as described in Note 7. At September 30, 2010, the Company had borrowings of $39.4 million
(March 31, 2010 — $35.7 million) and $80.6 million remains available under the Film Credit Facility (March 31, 2010 — $84.3 million).
11. Subordinated Notes and Other Financing Obligations
     The Company accounts for its subordinated notes by separating the liability and equity components. The liability component is recorded at the date of issuance based on its fair value which is generally determined in a manner that will reflect an interest cost equal to our nonconvertible debt borrowing rate at the subordinated notes issuance date. The amount of the proceeds less the amount recorded as the liability component is recorded as an addition to shareholders’ equity reflecting the equity component (i.e., conversion feature). The difference between the principal amount and the amount recorded as the liability component represents the debt discount. The carrying amount of the liability is accreted up to the principal amount through the amortization of the discount, using the effective interest method, to interest expense over the expected life of the note.
     The following table sets forth the subordinated notes and other financing obligations outstanding at September 30, 2010 and March 31, 2010:

	September 30, 2010
		Unamortized	Net Carrying
	Principal	Discount	Amount
	(Amounts in thousands)
Convertible Senior Subordinated Notes
October 2004 2.9375% (Equity Component $48,080)	$46,326	$(3,055)	$43,271
February 2005 3.625% (Equity Component $50,855)	23,470	(2,039)	21,431
April 2009 3.625% (Equity Component $16,085)	66,581	(28,385)	38,196

Net carrying amount of Convertible Senior Subordinated Notes	$136,377	$(33,479)	102,898

Other financing obligations			3,718

			$106,616

	March 31, 2010
		Unamortized	Net Carrying
	Principal	Discount	Amount
	(Amounts in thousands)
Convertible Senior Subordinated Notes
October 2004 2.9375% (Equity Component $48,080)	$110,035	$(10,564)	$99,471
February 2005 3.625% (Equity Component $50,855)	59,479	(6,804)	52,675
April 2009 3.625% (Equity Component $16,085)	66,581	(30,409)	36,172

Net carrying amount of Convertible Senior Subordinated Notes	$236,095	$(47,777)	188,318

Other financing obligations			3,718

			$192,036

     Interest Expense. The effective interest rate on the liability component and the amount of interest expense, which includes both the contractual interest coupon and amortization of the discount on the liability component, for the three and six months ended September 30, 2010 and 2009 are presented below.

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
	(Amounts in thousands)
October 2004 2.9375% Convertible Senior Subordinated Notes:
Effective interest rate of liability component (9.65%)
Interest Expense
Contractual interest coupon	$426	$1,102	$1,234	$2,203
Amortization of discount on liability component	935	2,064	2,540	4,049
Amortization of debt issuance costs	64	134	176	261

	$1,425	$3,300	$3,950	$6,513

February 2005 3.625% Convertible Senior Subordinated Notes:
Effective interest rate of liability component (10.03%)
Interest Expense
Contractual interest coupon	$273	$901	$812	$1,929
Amortization of discount on liability component	447	1,490	1,242	2,911
Amortization of debt issuance costs	27	81	84	171

	$747	$2,472	$2,138	$5,011

April 2009 3.625% Convertible Senior Subordinated Notes:
Effective interest rate of liability component (17.26%)
Interest Expense
Contractual interest coupon	$604	$603	$1,207	$1,079
Amortization of discount on liability component	1,040	766	2,024	1,403
Amortization of debt issuance costs	3	3	6	3

	$1,647	$1,372	$3,237	$2,485

Subordinated Notes Transactions
     July 20, 2010 Refinancing Exchange Agreement: On July 20, 2010, the Company entered into a Refinancing Exchange Agreement to exchange approximately $36.0 million in aggregate principal amount of the February 2005 3.625% Notes and approximately $63.7 million in aggregate principal amount of the October 2004 2.9375% Notes for equal principal amounts, respectively, of new 3.625% Convertible Senior Subordinated Notes due 2027 (the “New 3.625% Notes”) and new 2.9375% Convertible Senior Subordinated Notes due 2026 (the “New 2.9375% Notes”, and together with the New 3.625% Notes, the “New Notes”). The New Notes took effect immediately and all terms were identical to the February 2005 3.625% Notes and October 2004 2.9375 Notes except that the New Notes had an extended maturity date, extended put rights by two years, and were immediately convertible at an initial conversion rate of 161.2903 common shares of the Company per $1,000 principal amount of New Notes (conversion price per share of $6.20), subject to specified contingencies.
     Also on July 20, 2010, the New Notes were converted into 16,236,305 common shares of the Company. As a result, the New Notes are no longer outstanding as of July 20, 2010.
     As a result of the exchange transaction and related conversion, the Company recorded a non cash loss on extinguishment of debt of $14.5 million during the quarter ended September 30, 2010, which includes the write-off of $0.6 million of unamortized deferred financing costs, an increase to common shares equity of $106.0 million and reduction in the carrying amount of the old notes of approximately $91.2 million. The loss represented the excess of the fair value of the common stock issuable pursuant to conversion terms contained in the New Notes as compared to the fair value of our common stock issuable pursuant to the conversion terms of the old notes, partially offset by the excess of the carrying amount of the debt extinguished over the fair value of our common stock issuable pursuant to the conversion terms of the old notes.
     December 2009 Repurchase of a Portion of October 2004 2.9375% Notes and February 2005 3.625% Notes: In December 2009, LGEI paid $38.0 million to repurchase $40.0 million of aggregate principal amount (carrying value — $35.5 million) of the October 2004 2.9375% Notes and $37.7 million to repurchase $39.9 million of aggregate principal amount (carrying value — $35.0 million) of the February 2005 3.625% Notes. The Company recorded a loss on extinguishment in the quarter ended December 31, 2009 of $1.7 million, which includes $0.7 million of deferred financing costs written off. The loss represented the excess of the fair value of the liability component of the October 2004 2.9375% Notes and February 2005 3.625% Notes, repurchased over their carrying values, plus the deferred financing costs written off. The excess of the amounts paid over the fair values of the October 2004 2.9375% Notes and February 2005 3.625% Notes repurchased, was recorded as a reduction of shareholders’ equity reflecting the repurchases of the equity components of the October 2004 2.9375% Notes and February 2005 3.625% Notes repurchased.
     The October 2004 2.9375% Notes and February 2005 3.625% Notes repurchased in December 2009 are being held as collateral under the Company’s senior revolving credit facility and may be resold at the prevailing market value.
     April 20, 2009 Refinancing Exchange of a Portion of February 2005 3.625% Notes: On April 20, 2009, LGEI entered into Refinancing Exchange Agreements (the “2009 Refinancing Exchange Agreements”) with certain existing holders of the February 2005 3.625% Notes. Pursuant to the terms of the 2009 Refinancing Exchange Agreements, holders of the February 2005 3.625% Notes exchanged approximately $66.6 million aggregate principal amount of the February 2005 3.625% Notes for new 3.625% convertible senior subordinated notes (the “April 2009 3.625% Notes”) in the same aggregate principal amount under a new indenture entered into by LGEI, the Company, as guarantor, and an indenture trustee thereunder. As a result of the exchange transaction, the Company recorded a gain on extinguishment of debt of $7.5 million during the quarter ended June 30, 2009. The gain represented the excess of the carrying value of the liability component of the February 2005 3.625% Notes over the fair value, net of the deferred financing costs written off. The excess of the fair value of both the equity and liability component of the April 2009 3.625% Notes over the fair value of the February 2005 3.625% Notes of $3.9 million was recorded as a reduction of shareholders’ equity reflecting the repurchase of the equity component of the February 2005 3.625% Notes.
     December 2008 Repurchase of a Portion of February 2005 3.625% Notes: In December 2008, LGEI paid $5.5 million to extinguish $9.0 million of aggregate principal amount (carrying value — $7.4 million) of the February 2005 3.625% Notes and recorded a gain on extinguishment of $3.0 million during the quarter ended December 31, 2008, which includes $0.1 million of deferred financing costs written off. The gain represented the excess of the carrying value of the liability component of the February 2005 3.625% Notes repurchased over their fair value, net of the deferred financing costs written off. The excess of the amount paid to repurchase the February 2005 3.625% Notes over the fair value of the February 2005 3.625% Notes repurchased was recorded as a reduction of shareholders’ equity reflecting the repurchase of the equity component of the February 2005 3.625% Notes repurchased.
Subordinated Notes Terms
     October 2004 2.9375% Notes. In October 2004, LGEI sold $150.0 million of 2.9375% Convertible Senior Subordinated Notes (the “October 2004 2.9375% Notes”).
     Outstanding Amount: As of September 30, 2010, $46.3 million of aggregate principal amount (carrying value — $43.3 million) of the October 2004 2.9375% Notes remain outstanding.
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
     Outstanding Amount: As of September 30, 2010, $23.5 million of aggregate principal amount (carrying value — $21.4 million) of the February 2005 3.625% Notes remain outstanding.
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
     Outstanding Amount: As of September 30, 2010, $66.6 million of aggregate principal amount (carrying value — $38.2 million) of the April 2009 3.625% Notes remain outstanding.
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
     The following table sets forth future six-month and annual contractual principal payment commitments under convertible senior subordinated notes as of September 30, 2010:

	Six Months
	Ended
	March 31,	Year Ended March 31,
	2011	2012	2013	2014	2015	Thereafter	Total
	(Amounts in thousands)
Future annual repayment of Convertible Senior Subordinated Notes recorded as of September 30, 2010 (1)
October 2004 2.9375% Notes	$—	$46,326	$—	$—	$—	$—	$46,326
February 2005 3.625% Notes	—	23,470	—	—	—	—	23,470
April 2009 3.625% Notes	—	—	—	—	66,581	—	66,581

	$—	$69,796	$—	$—	$66,581	$—	$136,377

(1)	The future repayment dates of the convertible senior subordinated notes represent the first redemption date by holder for each note respectively, as described above.
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
     The following table sets forth the carrying values and fair values (all determined using Level 2 inputs defined above) of the Company’s outstanding debt at September 30, 2010:

	Carrying
	Value	Fair Value
		(Level 2)
	(Amounts in thousands)
Senior revolving credit facility	$187,000	$187,000
October 2004 2.9375% Convertible Senior Subordinated Notes	43,271	45,743
February 2005 3.625% Convertible Senior Subordinated Notes	21,431	22,585
April 2009 3.625% Convertible Senior Subordinated Notes	38,196	53,045
Senior Secured Second-Priority Notes	225,764	238,065

	$515,662	$546,438

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
     The February 28, 2009 acquisition was accounted for as a purchase, with the results of operations of TV Guide Network included in the Company’s consolidated results from February 28, 2009 through May 28, 2009 when a portion of the entity was sold. Subsequent to the sale of TV Guide Network, and pursuant to the new accounting guidance on accounting for VIEs effective April 1, 2010, which the Company has retrospectively applied, the Company’s interest in TV Guide Network is being accounted for under the equity method of accounting
(see Note 5).
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
     The Hurdle Amount is the purchase price of approximately $56 million plus an interest cost accruing until such hurdle is reached, and certain other costs the Company agreed to pay in connection with the acquisition. Accordingly, the additional consideration is the total of the above in excess of the Hurdle Amount. As of September 30, 2010, the total earnings and fees from identified projects in process are not projected to reach the Hurdle Amount. However, as additional projects are identified in the future and current projects are released in the market place, the total projected earnings and fees from these projects could increase causing additional payments to the sellers to become payable.
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

     The purchase agreement provided for additional purchase consideration if the aggregate earnings before interest, taxes, depreciation and amortization adjusted to add back 20% of the overhead expense (“Adjusted EBITDA”) of Debmar-Mercury exceeded certain thresholds. In March 2010, the Company negotiated the buy-out of this potential additional purchase consideration for $15 million. This amount was recorded as an addition to goodwill in March 2010. In connection with this buy-out, the Company extended certain employment contracts which provides for certain contractual bonuses.
14. Direct Operating Expenses

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
	(Amounts in thousands)
Amortization of films and television programs	$161,277	$124,833	$262,488	$275,994
Participations and residual expense	75,929	65,333	132,304	122,436
Other expenses:
Provision (benefit) for doubtful accounts	(23)	(425)	293	1,638
Foreign exchange losses (gains)	1,025	(237)	704	(35)

	$238,208	$189,504	$395,789	$400,033

15. Comprehensive Income (Loss)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
	(Amounts in thousands)
Net Income (loss)	$(29,659)	$31,716	$(93,727)	$68,065
Add (Deduct): Foreign currency translation adjustments	3,342	878	1,295	5,887
Add (Deduct): Net unrealized gain (loss) on foreign exchange contracts	134	46	(696)	17

Comprehensive income (loss)	$(26,183)	$32,640	$(93,128)	$73,969

16. Net Income (Loss) Per Share
     Basic net income (loss) per share is calculated based on the weighted average common shares outstanding for the period. Basic net income (loss) per share for the three and six months ended September 30, 2010 and 2009 is presented below:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
	(Amounts in thousands)
Basic Net Income (Loss) Per Common Share:
Numerator:
Net income (loss)	$(29,659)	$31,716	$(93,727)	$68,065

Denominator:
Weighted average common shares outstanding	133,001	117,322	125,654	117,199

Basic Net Income (Loss) Per Common Share	$(0.22)	$0.27	$(0.75)	$0.58

     Diluted net income (loss) per common share reflects the potential dilutive effect, if any, of the conversion of the October 2004 2.9375% Notes, the February 2005 3.625% Notes and the April 2009 3.625% Notes under the “if converted” method. Diluted net income (loss) per common share also reflects share purchase options and restricted share units using the treasury stock method when dilutive, and any contingently issuable shares when dilutive. Diluted net income (loss) per common share for the three and six months ended September 30, 2010 and 2009 is presented below:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
	(Amounts in thousands)
Diluted Net Income (Loss) Per Common Share:
Numerator:
Net income (loss)	$(29,659)	$31,716	$(93,727)	$68,065

Add:
Interest on convertible notes, net of tax	—	4,256	—	8,199
Amortization of deferred financing costs, net of tax	—	129	—	248

Numerator for Diluted Net Income (Loss) Per Common Share	$(29,659)	$36,101	$(93,727)	$76,512

Denominator:
Weighted average common shares outstanding	133,001	117,322	125,654	117,199
Effect of dilutive securities:
Conversion of notes	—	21,113	—	20,276
Restricted share units	—	297	—	196

Adjusted weighted average common shares outstanding	133,001	138,732	125,654	137,671

Diluted Net Income (Loss) Per Common Share	$(0.22)	$0.26	$(0.75)	$0.56

     For the three and six months ended September 30, 2010, the weighted average incremental common shares calculated under the “if converted” and treasury stock method presented below were excluded from diluted net loss per common share for the period because their inclusion would have had an anti-dilutive effect as a result of the reported net loss.

	Three Months	Six Months
	Ended	Ended
	September 30,	September 30,
	2010	2010
	(Amounts in thousands)
Incremental shares
Conversion of notes	15,406	18,587
Restricted share units	481	1,074

Total incremental shares excluded from Diluted Net Income (Loss) Per Common Share	15,887	19,661

     Additionally, for the three and six months ended September 30, 2010 and 2009, the weighted average common shares issuable presented below were excluded from diluted net income (loss) per common share because their inclusion would have had an anti-dilutive effect due to the terms of the award or the Notes or the market price of common shares.

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
	(Amounts in thousands)
Anti-dilutive shares issuable
Conversion of notes	—	6,961	—	7,445
Share purchase options	3,250	3,745	3,291	3,847
Restricted share units	91	968	153	1,283
Contingently issuable shares	182	663	181	658

Total weighted average anti-dilutive shares issuable excluded from Diluted Net Income (Loss) Per Common Share	3,523	12,337	3,625	13,233

     The Company had 500,000,000 authorized common shares at September 30, 2010 and March 31, 2010. The table below outlines common shares reserved for future issuance:

	September 30,	March 31,
	2010	2010
	(Amounts in thousands)
Stock options outstanding, average exercise price $9.75 (March 31, 2010 - $9.75 )	3,310	3,360
Restricted share units — unvested	1,669	3,416
Share purchase options and restricted share units available for future issuance	4,200	3,717
Shares issuable upon conversion of October 2004 2.9375% Notes at conversion price of $11.50 per share	4,028	9,568
Shares issuable upon conversion of February 2005 3.625% Notes at conversion price of $14.28 per share	1,643	4,164
Shares issuable upon conversion of April 2009 3.625% Notes at conversion price of $8.25 per share	8,070	8,070

Shares reserved for future issuance	22,920	32,295

17. Accounting for Stock-Based Compensation
     The Company recognized the following share-based compensation expense during the three and six months ended September 30, 2010 and 2009:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
	(Amounts in thousands)
Compensation Expense:
Stock Options	$55	$815	$2,582	$1,620
Restricted Share Units and Other Share-based Compensation	2,101	3,142	21,770	6,066
Stock Appreciation Rights	370	336	5,432	602

Total	$2,526	$4,293	$29,784	$8,288

     On June 30, 2010, certain unvested equity awards of certain executive officers immediately vested as a result of the triggering of “change in control” provisions in their respective employment agreements. For purposes of the employment agreements with such executive officers, a “change in control” occurred on June 30, 2010 when a certain shareholder became the beneficial owner of 33% or more of the Company’s common shares. As a result, the Company recognized $21.9 million in additional compensation expense during the six months ended September 30, 2010, which is included in the table above.
     There was no income tax benefit recognized in the statements of operations for share-based compensation arrangements during the three and six months ended September 30, 2010 and 2009.
     During the six months ended September 30, 2010, the Company granted 2,185,562 restricted share units at a weighted average grant date fair value of $6.90, of which 960,714 restricted share units became fully vested upon “change in control” as discussed above.
     Total unrecognized compensation cost related to unvested stock options and restricted share unit awards at September 30, 2010 are $0.2 million and $7.9 million, respectively, and are expected to be recognized over a weighted average period of 1.7 and 1.8 years, respectively.

Stock Appreciation Rights
     The Company has the following stock appreciation rights (“SARs”) outstanding as of September 30, 2010:

	Grant Date
	July 14, 2008	August 14, 2008	February 5, 2009	April 6, 2009	March 17, 2010
SARs outstanding	750,000	250,000	850,000	700,000	500,000
Vested and exercisable	750,000	187,500	850,000	700,000	500,000
Exercise price	$9.56	$11.16	$5.45	$5.17	$5.95
Original vesting period (see below)	3 years	4 years	3 years	4 years	4 years
Expiration date	July 14, 2013	June 20, 2012	February 5, 2014	April 6, 2014	March 17, 2015
Fair value as of September 30, 2010	$1.55	$0.75	$3.20	$3.39	$3.32
Liability as of September 30, 2010 (in thousands)	$1,166	$187	$2,723	$2,371	$1,660
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
     For the six months ended September 30, 2010, the following assumptions were used in the Black-Scholes option-pricing model:

	Grant Date
	July 14, 2008	August 14, 2008	February 5, 2009	April 6, 2009	March 17, 2010
Risk-free interest rate	0.6%	0.4%	1.0%	1.0%	1.3%
Expected option lives (in years)	2.8 years	1.7 years	3.4 years	3.5 years	4.5 years
Expected volatility for options	45%	45%	45%	45%	45%
Expected dividend yield	0%	0%	0%	0%	0%
18. Segment Information
     Accounting guidance and standards require the Company to make certain disclosures about each reportable segment. The Company’s reportable segments are determined based on the distinct nature of their operations and each segment is a strategic business unit that offers different products and services and is managed separately. The Company evaluates performance of each segment using segment profit (loss) as defined below. The Company has two reportable business segments as of September 30, 2010: Motion Pictures and Television Production. The Media Networks segment has been reclassified to the equity interest line item from May 28, 2009, the date of sale of the 49% interest in TV Guide Network, as a result of the new accounting standard adopted on April 1, 2010 and retrospectively applied (see Note 1).
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
     Segmented information by business unit is as follows:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
	(Amounts in thousands)
Segment revenues
Motion Pictures	$341,060	$277,153	$614,429	$549,880
Television Production	115,256	88,898	168,471	176,120
Media Networks (April 1, 2009 thru May 27, 2009)	—	—	—	19,275

	$456,316	$366,051	$782,900	$745,275

Direct operating expenses
Motion Pictures	$155,713	$122,464	$270,224	$254,444
Television Production	82,495	67,040	125,565	138,166
Media Networks (April 1, 2009 thru May 27, 2009)	—	—	—	7,423

	$238,208	$189,504	$395,789	$400,033

Distribution and marketing
Motion Pictures	$155,855	$92,196	$291,441	$167,033
Television Production	6,588	7,409	11,061	14,539
Media Networks (April 1, 2009 thru May 27, 2009)	—	—	—	2,008

	$162,443	$99,605	$302,502	$183,580

Segment contribution before general and administration expenses
Motion Pictures	$29,492	$62,493	$52,764	$128,403
Television Production	26,173	14,449	31,845	23,415
Media Networks (April 1, 2009 thru May 27, 2009)	—	—	—	9,844

	$55,665	$76,942	$84,609	$161,662

General and administration
Motion Pictures	$12,029	$11,276	$23,639	$22,758
Television Production	2,680	1,958	5,754	4,083
Media Networks (April 1, 2009 thru May 27, 2009)	—	—	—	6,194

	$14,709	$13,234	$29,393	$33,035

Segment profit
Motion Pictures	$17,463	$51,217	$29,125	$105,645
Television Production	23,493	12,491	26,091	19,332
Media Networks (April 1, 2009 thru May 27, 2009)	—	—	—	3,650

	$40,956	$63,708	$55,216	$128,627

Acquisition of investment in films and television programs
Motion Pictures	$85,554	$49,437	$192,441	$200,586
Television Production	62,204	59,413	121,222	115,468
Media Networks (April 1, 2009 thru May 27, 2009)	—	—	—	6,371

	$147,758	$108,850	$313,663	$322,425

     Purchases of property and equipment amounted to $0.5 million and $0.4 million for the three months ended September 30, 2010 and 2009, respectively, all primarily pertaining to purchases for the Company’s corporate headquarters. Purchases of property and equipment amounted to $0.9 million and $2.2 million for the six months ended September 30, 2010 and 2009, respectively, all primarily pertaining to purchases for the Company’s corporate headquarters for the six months ended September 30, 2010, and primarily pertaining to purchases for Media Networks prior to the deconsolidation of TV Guide Network for the six months ended September 30, 2009.
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
     Segment profit is defined as segment revenue less segment direct operating, distribution and marketing, and general and administration expenses. The reconciliation of total segment profit to the Company’s income (loss) before income taxes is as follows:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
	(Amounts in thousands)
Company’s total segment profit	$40,956	$63,708	$55,216	$128,627
Less:
Corporate general and administration	(18,969)	(17,710)	(69,004)	(34,515)
Depreciation and amortization	(1,473)	(1,638)	(3,076)	(8,294)
Interest expense	(13,829)	(10,179)	(28,372)	(19,807)
Interest and other income	366	371	753	794
Gain (loss) on extinguishment of debt	(14,505)	—	(14,505)	7,458
Equity interests loss	(20,715)	(2,166)	(32,422)	(4,193)

Income (loss) before income taxes	$(28,169)	$32,386	$(91,410)	$70,070

     The following table sets forth significant assets as broken down by segment and other unallocated assets as of September 30, 2010 and March 31, 2010:

	September 30, 2010			March 31, 2010
	Motion	Television		Motion	Television
	Pictures	Production	Total	Pictures	Production	Total
	(Amounts in thousands)
Significant assets by segment
Accounts receivable	$208,589	$131,244	$339,833	$171,522	$121,402	$292,924
Investment in films and television programs, net	566,239	146,921	713,160	553,058	108,047	661,105
Goodwill	210,293	28,961	239,254	210,293	28,961	239,254

	$985,121	$307,126	$1,292,247	$934,873	$258,410	$1,193,283

Other unallocated assets (primarily cash, other assets and equity method investments)			345,703			333,872

Total assets			$1,637,950			$1,527,155

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
     On July 23, 2010, Icahn Partners LP, a limited partnership governed by the laws of Delaware and certain entities affiliated with Icahn Partners LP (collectively, the “Offeror”) filed a petition in the Supreme Court of British Columbia (the “BC Court”) against the Company, Dr. Mark Rachesky, MHR Fund Management LLC and MHR Institutional Partners III LP (the “MHR Fund”) and Kornitzer Capital Management, Inc. (the “BC Action”). The Offeror filed an amended petition on July 26, 2010. Dr. Mark Rachesky, a director of the Company, is the managing member of MHR Institutional Partners III LP’s general partner. Among other things, the Offeror claims that a July 20, 2010 Refinancing Exchange Agreement (the “Exchange”) between the Company and Kornitzer Capital Management, Inc. to exchange certain convertible notes of the Company’s wholly owned subsidiary, Lions Gate Entertainment Inc. (“LGEI”), is “oppressive” to the Offeror under British Columbia law. The Offeror seeks, among other things, orders (1) declaring that the Company is oppressing its shareholders, (2) prohibiting MHR Institutional Partners III LP from transferring or voting its new shares, (3) prohibiting the Company from issuing any securities, (4) unwinding the July 20 transactions between the MHR Fund, Lionsgate, and Kornitzer Capital Management, Inc. (which includes the Exchange, the Note Sale and the Conversion) and (5) compensating the petitioners. For purposes of this Item 1, the “Note Sale” means the July 20, 2010 entry into a Purchase Agreement and subsequent sale of the new notes received by Kornitzer Capital Management, Inc. in the Exchange to MHR Institutional Partners III LP. Additionally, the “Conversion” means, after the consummation of the Note Sale, the July 20, 2010 exercise by MHR Institutional Partners III LP of conversion rights under the new notes whereby the new notes were converted in full into 16,236,306 common shares of the Company. The BC Court heard argument during the week of October 11, 2010. On November 1, 2010, the Supreme Court of British Columbia issued a final order and decision dismissing the Offeror’s claims in their entirety and awarding costs to the Company. On November 2, 2010, the Offeror announced its intent to appeal the decision. On November 5, 2010, the British Columbia Court of Appeal denied the Offeror’s request for an order preventing the Company from setting its Annual General Meeting of Shareholders for a date earlier than January 21, 2011.

     The Offeror also sought an order from the British Columbia Securities Commission (the “BCSC”) on July 22, 2010 requiring, among other things, that Dr. Rachesky, the MHR Fund, and their respective affiliates cease trading in any securities of the Company until further order of the BCSC and that the Company and each of its directors cease trading in any securities of the Company until further order of the BCSC. The Offeror alleged that the Exchange was, among other things, an unlawful defensive tactic, and that the disclosures concerning the transactions violated applicable securities laws. A hearing on the request for a temporary cease trade order was held on July 28, 2010, and the BCSC determined to dismiss the Offeror’s application for a temporary cease trade order against the Company and the MHR Fund.
     On July 26, 2010, the Offeror filed suit in New York Supreme Court against the Company, the Board of Directors of the Company, LGEI, Dr. Rachesky, the MHR Fund, MHR Institutional Advisors II LLC, MHR Institutional Advisors III LLC, and Kornitzer Capital Management, Inc. and its principal John C. Kornitzer (the “New York Action”). The Offeror claims, among other things, that the Exchange and subsequent issuance of common shares of the Company to Dr. Rachesky’s fund through the Conversion constitutes (1) a breach of a certain July 9, 2010 letter agreement between the Company and the Offeror; (2) tortious interference with the same July 9 letter agreement; and (3) tortious interference with prospective business relationships. The complaint seeks, among other things, a preliminary and permanent injunction rescinding the Exchange and share issuance; a preliminary injunction prohibiting all defendants from voting their shares in any election of directors or any other shareholder vote; and an award of compensatory and punitive damages. On August 26, 2010, the defendants moved to dismiss or stay the New York Action. Those motions are currently pending.
     On October 28, 2010, the Company filed an action in the United States District Court for the Southern District of New York against Carl Icahn, Brett Icahn, and various investment vehicles controlled by Carl Icahn. The action is captioned Lions Gate Entertainment Corp. v. Carl C. Icahn, Brett Icahn, Icahn Partners LP, High River Limited Partnership, Hopper Investments LLC, Barberry Corp., Icahn Onshore LP, Icahn Offshore LP, Icahn Capital LP, IPH GP LLC, Icahn Enterprises Holdings L.P., Icahn Enterprises G.P. Inc., and Beckton Corp., No. 10-CV-8169. The complaint, filed as Exhibit (a)(8) to the Company’s Amendment No. 7 to the Schedule 14D-9, filed with the Securities and Exchange Commission on October 29, 2010, alleges violations of Sections 13(d), 14(a), 14(d), and 14(e) of the Securities Exchange Act of 1934, and certain rules promulgated thereunder, and tortious interference with prospective business relations under state law. The complaint seeks damages and injunctive relief, including an order requiring the defendants to make corrective disclosures before the Company’s 2010 annual general meeting of shareholders.
20. Consolidating Financial Information — Subordinated Notes
     The October 2004 2.9375% Notes, the February 2005 3.625% Notes and the April 2009 3.625% Notes, by their terms, are fully and unconditionally guaranteed by the Company.
     The following tables present unaudited condensed consolidating financial information as of September 30, 2010 and March 31, 2010, and for the six months ended September 30, 2010 and 2009 for (1) the Company, on a stand-alone basis, (2) LGEI, on a stand-alone basis, (3) the non-guarantor subsidiaries of the Company (including the subsidiaries of LGEI), on a combined basis (collectively, the “Non-guarantor Subsidiaries”) and (4) the Company, on a consolidated basis.

	As of September 30, 2010
	Lions Gate	Lions Gate
	Entertainment	Entertainment	Non-guarantor	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated
	(Amounts in thousands)
BALANCE SHEET
Assets
Cash and cash equivalents	$696	$15,310	$62,140	$—	$78,146
Restricted cash	15,910	13,143	—	—	29,053
Restricted investments	—	6,993	—	—	6,993
Accounts receivable, net	260	1,734	338,850	(1,011)	339,833
Investment in films and television programs, net	2	6,395	709,565	(2,802)	713,160
Property and equipment, net	—	9,967	951	—	10,918
Equity method investments	593	18,468	151,320	—	170,381
Goodwill	10,173	—	229,081	—	239,254
Other assets	431	45,331	4,450	—	50,212
Subsidiary investments and advances	56,190	(97,591)	(366,214)	407,615	—

	$84,255	$19,750	$1,130,143	$403,802	$1,637,950

Liabilities and Shareholders’ Equity (Deficiency)
Senior revolving credit facility	$—	$187,000	$—	$—	$187,000
Senior secured second-priority notes	—	225,764	—	—	225,764
Accounts payable and accrued liabilities	4,803	37,141	225,778	8	267,730
Participations and residuals	184	7,011	283,766	325	291,286
Film obligations and production loans	72	—	328,942	—	329,014
Subordinated notes and other financing obligations	—	102,898	3,718	—	106,616
Deferred revenue	—	191	151,153	—	151,344
Shareholders’ equity (deficiency)	79,196	(540,255)	136,786	403,469	79,196

	$84,255	$19,750	$1,130,143	$403,802	$1,637,950

	Six Months Ended September 30, 2010
	Lions Gate	Lions Gate
	Entertainment	Entertainment	Non-guarantor	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated
	(Amounts in thousands)
STATEMENT OF OPERATIONS
Revenues	$—	$11,322	$780,939	$(9,361)	$782,900
EXPENSES:
Direct operating	—	962	411,239	(16,412)	395,789
Distribution and marketing	—	16	302,497	(11)	302,502
General and administration	10,670	58,270	29,565	(108)	98,397
Depreciation and amortization	—	1,840	1,236	—	3,076

Total expenses	10,670	61,088	744,537	(16,531)	799,764

OPERATING INCOME (LOSS)	(10,670)	(49,766)	36,402	7,170	(16,864)

Other expenses (income):
Interest expense	—	26,809	2,037	(474)	28,372
Interest and other income	(79)	(796)	(352)	474	(753)
Loss (gain) on extinguishment of debt	—	14,505	—	—	14,505

Total other expenses (income)	(79)	40,518	1,685	—	42,124

INCOME (LOSS) BEFORE EQUITY INTERESTS AND INCOME TAXES	(10,591)	(90,284)	34,717	7,170	(58,988)
Equity interests income (loss)	(83,136)	(8,474)	(31,812)	91,000	(32,422)

INCOME (LOSS) BEFORE INCOME TAXES	(93,727)	(98,758)	2,905	98,170	(91,410)
Income tax provision (benefit)	—	1,556	761	—	2,317

NET INCOME (LOSS)	$(93,727)	$(100,314)	$2,144	$98,170	$(93,727)

	Six Months Ended September 30, 2010
	Lions Gate	Lions Gate
	Entertainment	Entertainment	Non-guarantor	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated
	(Amounts in thousands)
STATEMENT OF CASH FLOWS
NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	$12,157	$(157,278)	$50,331	$—	$(94,790)

INVESTING ACTIVITIES:
Purchases of restricted investments	—	(6,993)	—	—	(6,993)
Proceeds from the sale of restricted investments	—	6,995	—	—	6,995
Buy-out of the earn-out associated with the acquisition of Debmar-Mercury, LLC	—	—	(15,000)	—	(15,000)
Investment in equity method investees	—	—	(22,677)	—	(22,677)
Purchases of property and equipment	—	(479)	(413)	—	(892)

NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	—	(477)	(30,977)	—	(31,454)

FINANCING ACTIVITIES:
Tax withholding requirements on equity awards	(12,265)	—	—	—	(12,265)
Borrowings under senior revolving credit facility	—	343,000	—	—	343,000
Repayments of borrowings under senior revolving credit facility	—	(173,000)	—	—	(173,000)
Borrowings under individual production loans	—	—	84,310	—	84,310
Repayment of individual production loans	—	—	(103,386)	—	(103,386)
Production loan borrowings under Pennsylvania Regional Center credit facility	—	—	745	—	745
Production loan repayments under Pennsylvania Regional Center credit facility	—	—	(740)	—	(740)
Production loan borrowings under film credit facility	—	—	5,259	—	5,259
Production loan repayments under film credit facility	—	—	(1,624)	—	(1,624)
Restricted cash collateral requirement under the film credit facility	—	—	(8,253)	—	(8,253)

NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	(12,265)	170,000	(23,689)	—	134,046

NET CHANGE IN CASH AND CASH EQUIVALENTS	(108)	12,245	(4,335)	—	7,802

FOREIGN EXCHANGE EFFECTS ON CASH	(10)	—	1,112	—	1,102
CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	814	3,059	65,369	—	69,242

CASH AND CASH EQUIVALENTS — END OF PERIOD	$696	$15,304	$62,146	$—	$78,146

	As of March 31, 2010
	Lions Gate	Lions Gate
	Entertainment	Entertainment	Non-guarantor	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated
	(Amounts in thousands)
BALANCE SHEET
Assets
Cash and cash equivalents	$814	$3,059	$65,369	$—	$69,242
Restricted cash	—	4,123	—	—	4,123
Restricted investments	—	6,995	—	—	6,995
Accounts receivable, net	99	1,116	291,209	500	292,924
Investment in films and television programs, net	2	6,391	655,994	(1,282)	661,105
Property and equipment, net	—	11,328	1,086	—	12,414
Equity method investments	—	18,611	160,460	—	179,071
Goodwill	10,173	—	229,081	—	239,254
Other assets	431	25,446	36,150	—	62,027
Subsidiary investments and advances	43,686	(5,885)	(249,526)	211,725	—

	$55,205	$71,184	$1,189,823	$210,943	$1,527,155

Liabilities and Shareholders’ Equity (Deficiency)
Senior revolving credit facility	$—	$17,000	$—	$—	$17,000
Senior secured second-priority notes	—	225,155	—	—	225,155
Accounts payable and accrued liabilities	1,018	53,706	198,915	106	253,745
Participations and residuals	186	3,760	298,741	(10)	302,677
Film obligations and production loans	79	—	351,690	—	351,769
Subordinated notes and other financing obligations	—	188,318	3,718	—	192,036
Deferred revenue	—	247	130,725	(121)	130,851
Shareholders’ equity (deficiency)	53,922	(417,002)	206,034	210,968	53,922

	$55,205	$71,184	$1,189,823	$210,943	$1,527,155

	Six Months Ended September 30, 2009
	Lions Gate	Lions Gate
	Entertainment	Entertainment	Non-guarantor	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated
	(Amounts in thousands)
STATEMENT OF OPERATIONS
Revenues	$—	$22,181	$738,987	$(15,893)	$745,275
EXPENSES:
Direct operating	—	369	411,876	(12,212)	400,033
Distribution and marketing	—	1,934	181,667	(21)	183,580
General and administration	658	33,820	33,219	(147)	67,550
Depreciation and amortization	—	2,788	5,506	—	8,294

Total expenses	658	38,911	632,268	(12,380)	659,457

OPERATING INCOME (LOSS)	(658)	(16,730)	106,719	(3,513)	85,818

Other expenses (income):
Interest expense	—	18,729	1,545	(467)	19,807
Interest and other income	(63)	(859)	(339)	467	(794)
Gain on extinguishment of debt	—	(7,458)	—	—	(7,458)

Total other expenses (income)	(63)	10,412	1,206	—	11,555

INCOME (LOSS) BEFORE EQUITY INTERESTS AND INCOME TAXES	(595)	(27,142)	105,513	(3,513)	74,263
Equity interests income (loss)	68,671	93,189	(11,870)	(154,183)	(4,193)

INCOME (LOSS) BEFORE INCOME TAXES	68,076	66,047	93,643	(157,696)	70,070
Income tax provision	11	272	1,722	—	2,005

NET INCOME (LOSS)	$68,065	$65,775	$91,921	$(157,696)	$68,065

	Six Months Ended September 30, 2009
	Lions Gate	Lions Gate
	Entertainment	Entertainment	Non-guarantor	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated
	(Amounts in thousands)
STATEMENT OF CASH FLOWS
NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(12,906)	$(185,619)	$29,208	$—	$(169,317)

INVESTING ACTIVITIES:
Purchases of restricted investments	—	(6,999)	—	—	(6,999)
Proceeds from the sale of restricted investments	—	6,987	—	—	6,987
Investment in equity method investees	—	—	(14,924)	—	(14,924)
Decrease in loan receivables	—	8,333	—	—	8,333
Purchases of property and equipment	—	(691)	(1,512)	—	(2,203)

NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	—	7,630	(16,436)	—	(8,806)

FINANCING ACTIVITIES:
Tax withholding requirements on equity awards	(1,343)	—	—	—	(1,343)
Proceeds from the sale of 49% interest in TV Guide	—	113,426	(54)	—	113,372
Borrowings under senior revolving credit facility	—	70,000	—	—	70,000
Repayments of borrowings under senior revolving credit facility	—	(70,000)	—	—	(70,000)
Borrowings under individual production loans	—	—	127,931	—	127,931
Repayment of individual production loans	—	—	(102,327)	—	(102,327)
Production loan borrowings under Pennsylvania Regional Center credit facility	—	—	163	—	163
Production loan repayments under Pennsylvania Regional Center credit facility	—	—	(163)	—	(163)
Repayment of other financing obligations	—	—	(134)	—	(134)

NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	(1,343)	113,426	25,416	—	137,499

NET CHANGE IN CASH AND CASH EQUIVALENTS	(14,249)	(64,563)	38,188	—	(40,624)

FOREIGN EXCHANGE EFFECTS ON CASH	1,539	—	572	—	2,111
CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	13,253	88,962	32,664	—	134,879

CASH AND CASH EQUIVALENTS — END OF PERIOD	$543	$24,399	$71,424	$—	$96,366

21. Consolidating Financial Information — Senior Secured Second-Priority Notes
     In October 2009, the Company issued $236.0 million aggregate principal amount the Senior Notes in a private offering conducted pursuant to Rule 144A and Regulation S under the Securities Act through LGEI.
     The Company has agreed to make available to the trustee and the holders of the Senior Notes the following tables which present unaudited condensed consolidating financial information as of September 30, 2010 and March 31, 2010, and for the six months ended September 30, 2010 and 2009 for (1) the Company, on a stand-alone basis, (2) LGEI, on a stand-alone basis, (3) the guarantor subsidiaries of the Company (including the subsidiaries of LGEI), on a combined basis (4) the non-guarantor subsidiaries of the Company (including the subsidiaries of LGEI), on a combined basis and (5) the Company, on a consolidated basis.

	As of September 30, 2010
	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other Subsidiaries		Consolidating	Lions Gate
	Corp.	Inc.	Guarantors	Non-guarantors	Adjustments	Consolidated
			(Amounts in thousands)
BALANCE SHEET
Assets
Cash and cash equivalents	$696	$15,310	$711	$61,429	$—	$78,146
Restricted cash	15,910	13,143	—	—	—	29,053
Restricted investments	—	6,993	—	—	—	6,993
Accounts receivable, net	260	1,734	279,802	59,048	(1,011)	339,833
Investment in films and television programs, net	2	6,395	619,997	90,043	(3,277)	713,160
Property and equipment, net	—	9,967	282	669	—	10,918
Equity method investments	593	18,468	23,267	128,053	—	170,381
Goodwill	10,173	—	198,883	30,198	—	239,254
Other assets	431	45,331	3,367	1,083	—	50,212
Subsidiary investments and advances	56,190	(97,591)	(165,718)	(191,157)	398,276	—

	$84,255	$19,750	$960,591	$179,366	$393,988	$1,637,950

Liabilities and Shareholders’ Equity (Deficiency)
Senior revolving credit facility	$—	$187,000	$—	$—	$—	$187,000
Senior secured second-priority notes	—	225,764	—	—	—	225,764
Accounts payable and accrued liabilities	4,803	37,141	197,761	27,987	38	267,730
Participations and residuals	184	7,011	244,914	39,148	29	291,286
Film obligations and production loans	72	—	315,135	13,807	—	329,014
Subordinated notes and other financing obligations	—	102,898	3,718	—	—	106,616
Deferred revenue	—	191	122,679	28,474	—	151,344
Shareholders’ equity (deficiency)	79,196	(540,255)	76,384	69,950	393,921	79,196

	$84,255	$19,750	$960,591	$179,366	$393,988	$1,637,950

	Six Months Ended September 30, 2010
	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other Subsidiaries		Consolidating	Lions Gate
	Corp.	Inc.	Guarantors	Non-guarantors	Adjustments	Consolidated
			(Amounts in thousands)
STATEMENT OF OPERATIONS
Revenues	$—	$11,322	$709,812	$85,931	$(24,165)	$782,900
EXPENSES:
Direct operating	—	962	379,646	40,865	(25,684)	395,789
Distribution and marketing	—	16	265,420	37,077	(11)	302,502
General and administration	10,670	58,270	22,251	7,311	(105)	98,397
Depreciation and amortization	—	1,840	830	406	—	3,076

Total expenses	10,670	61,088	668,147	85,659	(25,800)	799,764

OPERATING INCOME (LOSS)	(10,670)	(49,766)	41,665	272	1,635	(16,864)

Other expenses (income):
Interest expense	—	26,809	1,518	519	(474)	28,372
Interest and other income	(79)	(796)	(272)	(80)	474	(753)
Loss on extinguishment of debt	—	14,505	—	—	—	14,505

Total other expenses (income)	(79)	40,518	1,246	439	—	42,124

INCOME (LOSS) BEFORE EQUITY INTERESTS AND INCOME TAXES	(10,591)	(90,284)	40,419	(167)	1,635	(58,988)
Equity interests income (loss)	(83,136)	(8,474)	(31,724)	(88)	91,000	(32,422)

INCOME (LOSS) BEFORE INCOME TAXES	(93,727)	(98,758)	8,695	(255)	92,635	(91,410)
Income tax provision (benefit)	—	1,556	814	(53)	—	2,317

NET INCOME (LOSS)	$(93,727)	$(100,314)	$7,881	$(202)	$92,635	$(93,727)

	Six Months Ended September 30, 2010
	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other Subsidiaries		Consolidating	Lions Gate
	Corp.	Inc.	Guarantors	Non-guarantors	Adjustments	Consolidated
			(Amounts in thousands)
STATEMENT OF CASH FLOWS
NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	$12,157	$(157,272)	$46,154	$4,171	$—	$(94,790)

INVESTING ACTIVITIES:
Purchases of restricted investments	—	(6,993)	—	—	—	(6,993)
Proceeds from the sale of restricted investments	—	6,995	—	—	—	6,995
Buy-out of the earn-out associated with the acquisition of Debmar-Mercury, LLC	—	—	(15,000)	—	—	(15,000)
Investment in equity method investees	—	—	(22,677)	—	—	(22,677)
Repayment of loans receivable	—	—	7,113	—	—	7,113
Purchases of property and equipment	—	(479)	(293)	(120)	—	(892)

NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	—	(477)	(30,857)	(120)	—	(31,454)

FINANCING ACTIVITIES:
Tax withholding requirements on equity awards	(12,265)	—	—	—	—	(12,265)
Borrowings under senior revolving credit facility	—	343,000	—	—	—	343,000
Repayments of borrowings under senior revolving credit facility	—	(173,000)	—	—	—	(173,000)
Borrowings under individual production loans	—	—	84,310	—	—	84,310
Repayment of individual production loans	—	—	(102,435)	(951)	—	(103,386)
Production loan borrowings under Pennsylvania Regional Center credit facility	—	—	745	—	—	745
Production loan repayments under Pennsylvania Regional Center credit facility	—	—	(740)	—	—	(740)
Production loan borrowings under film credit facility	—	—	5,259	—	—	5,259
Production loan repayments under film credit facility	—	—	(1,624)	—	—	(1,624)
Restricted cash collateral requirement under the film credit facility	—	—	(8,253)	—	—	(8,253)

NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	(12,265)	170,000	(22,738)	(951)	—	134,046

NET CHANGE IN CASH AND CASH EQUIVALENTS	(108)	12,251	(7,441)	3,100	—	7,802

FOREIGN EXCHANGE EFFECTS ON CASH	(10)	—	—	1,112	—	1,102
CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	814	3,059	8,152	57,217	—	69,242

CASH AND CASH EQUIVALENTS — END OF PERIOD	$696	$15,310	$711	$61,429	$—	$78,146

	As of March 31, 2010
	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other Subsidiaries		Consolidating	Lions Gate
	Corp.	Inc.	Guarantors	Non-guarantors	Adjustments	Consolidated
			(Amounts in thousands)
BALANCE SHEET
Assets
Cash and cash equivalents	$814	$3,059	$8,152	$57,217	$—	$69,242
Restricted cash	—	4,123	—	—	—	4,123
Restricted investments	—	6,995	—	—	—	6,995
Accounts receivable, net	99	1,116	238,138	53,071	500	292,924
Investment in films and television programs, net	2	6,391	567,718	88,276	(1,282)	661,105
Property and equipment, net	—	11,328	382	704	—	12,414
Equity method investments	—	18,611	32,330	256,260	(128,130)	179,071
Goodwill	10,173	—	198,883	30,198	—	239,254
Other assets	431	25,446	32,837	3,313	—	62,027
Subsidiary investments and advances	43,686	(5,885)	(91,278)	(316,841)	370,318	—

	$55,205	$71,184	$987,162	$172,198	$241,406	$1,527,155

Liabilities and Shareholders’ Equity (Deficiency)
Senior revolving credit facility	$—	$17,000	$—	$—	$—	$17,000
Senior secured second-priority notes	—	225,155	—	—	—	225,155
Accounts payable and accrued liabilities	1,018	53,706	169,893	30,298	(1,170)	253,745
Participations and residuals	186	3,760	255,794	42,947	(10)	302,677
Film obligations and production loans	79	—	334,791	16,899	—	351,769
Subordinated notes and other financing obligations	—	188,318	3,718	—	—	192,036
Deferred revenue	—	247	125,323	5,402	(121)	130,851
Shareholders’ equity (deficiency)	53,922	(417,002)	97,643	76,652	242,707	53,922

	$55,205	$71,184	$987,162	$172,198	$241,406	$1,527,155

	Six Months Ended September 30, 2009
	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other Subsidiaries		Consolidating	Lions Gate
	Corp.	Inc.	Guarantors	Non-guarantors	Adjustments	Consolidated
			(Amounts in thousands)
STATEMENT OF OPERATIONS
Revenues	$—	$22,181	$590,615	$152,600	$(20,121)	$745,275
EXPENSES:
Direct operating	—	369	319,517	97,695	(17,548)	400,033
Distribution and marketing	—	1,934	153,157	28,510	(21)	183,580
General and administration	658	33,820	20,035	13,190	(153)	67,550
Depreciation and amortization	—	2,788	1,934	3,572	—	8,294

Total expenses	658	38,911	494,643	142,967	(17,722)	659,457

OPERATING INCOME (LOSS)	(658)	(16,730)	95,972	9,633	(2,399)	85,818

Other expenses (income):
Interest expense	—	18,729	788	757	(467)	19,807
Interest and other income	(63)	(859)	(306)	(33)	467	(794)
Gain on extinguishment of debt	—	(7,458)	—	—	—	(7,458)

Total other expenses (income)	(63)	10,412	482	724	—	11,555

INCOME (LOSS) BEFORE EQUITY INTERESTS AND INCOME TAXES	(595)	(27,142)	95,490	8,909	(2,399)	74,263
Equity interests income (loss)	68,671	93,189	(2,917)	(4,569)	(158,567)	(4,193)

INCOME (LOSS) BEFORE INCOME TAXES	68,076	66,047	92,573	4,340	(160,966)	70,070
Income tax provision	11	272	657	1,065	—	2,005

NET INCOME (LOSS)	$68,065	$65,775	$91,916	$3,275	$(160,966)	$68,065

	Six Months Ended September 30, 2009
	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other Subsidiaries		Consolidating	Lions Gate
	Corp.	Inc.	Guarantors	Non-guarantors	Adjustments	Consolidated
			(Amounts in thousands)
STATEMENT OF CASH FLOWS
NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(12,906)	$(185,619)	$(16,566)	$45,774	$—	$(169,317)

INVESTING ACTIVITIES:
Purchases of restricted investments	—	(6,999)	—	—	—	(6,999)
Proceeds from the sale of restricted investments	—	6,987	—	—	—	6,987
Investment in equity method investees	—	—	(14,924)	—	—	(14,924)
Decrease in loan receivables	—	8,333	—	—	—	8,333
Purchases of property and equipment	—	(691)	(1,394)	(118)	—	(2,203)

NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	—	7,630	(16,318)	(118)	—	(8,806)

FINANCING ACTIVITIES:
Tax withholding requirements on equity awards	(1,343)	—	—	—	—	(1,343)
Proceeds from the sale of 49% interest in TV Guide	—	113,426	(54)	—	—	113,372
Borrowings under senior revolving credit facility	—	70,000	—	—	—	70,000
Repayments of borrowings under senior revolving credit facility	—	(70,000)	—	—	—	(70,000)
Borrowings under individual production loans	—	—	127,931	—	—	127,931
Repayment of individual production loans	—	—	(101,376)	(951)	—	(102,327)
Production loan borrowings under Pennsylvania Regional Center credit facility	—	—	163	—	—	163
Production loan repayments under Pennsylvania Regional Center credit facility	—	—	(163)	—	—	(163)
Repayment of other financing obligations	—	—	(134)		—	(134)

NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	(1,343)	113,426	26,367	(951)	—	137,499

NET CHANGE IN CASH AND CASH EQUIVALENTS	(14,249)	(64,563)	(6,517)	44,705	—	(40,624)

FOREIGN EXCHANGE EFFECTS ON CASH	1,539	—	—	572	—	2,111
CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	13,253	88,962	10,424	22,240	—	134,879

CASH AND CASH EQUIVALENTS — END OF PERIOD	$543	$24,399	$3,907	$67,517	$—	$96,366

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
     Television revenues are primarily derived from the licensing of our productions and acquired films to the domestic cable, free and pay television markets, which includes pay-per-view (PPV) and video-on-demand (VOD).
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
Recent Developments
     Refinancing Exchange Agreement. On July 20, 2010 the Company entered the Refinancing Exchange Agreement to exchange approximately $36.0 million in aggregate principal amount of the 3.625% Convertible Senior Subordinated Notes Due 2025(the “February 2005 3.625% Notes”) and $63.7 million in aggregate principal amount of the 2.9375% Convertible Senior Subordinated Notes due 2024 (the “October 2004 2.9375% Notes”) for equal principal amounts, respectively, the New 3.625% Notes and the New 2.9375% Notes. The New Notes took effect immediately and all terms were identical to the February 2005 3.625% Notes and October 2004 2.9375 Notes except that the New Notes had an extended maturity date, extended put rights by two years, and were immediately convertible at an initial conversion rate of 161.2903 common shares of the Company per $1,000 principal amount of New Notes, subject to specified contingencies.
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
     Sales Returns Allowance: Revenues are recorded net of estimated returns and other allowances. We estimate reserves for DVD/Blu-ray returns based on previous returns experience, point-of-sale data available from certain retailers, current economic trends, and projected future sales of the title to the consumer based on the actual performance of similar titles on a title-by-title basis in each of the DVD/Blu-ray businesses. Factors affecting actual returns include, among other factors, limited retail shelf space at various times of the year, success of advertising or other sales promotions, and the near term release of competing titles. We believe that our estimates have been materially accurate in the past; however, due to the judgment involved in establishing reserves, we may have adjustments to our historical estimates in the future. Our estimate of future returns affects reported revenue and operating income. If we underestimate the impact of future returns in a particular period, then we may record less revenue in later periods when returns exceed the estimated amounts. If we overestimate the impact of future returns in a particular period, then we may record additional revenue in later periods when returns are less than estimated. An incremental change of 1% in our estimated sales returns rate (i.e., provisions for returns divided by gross sales of related product) for home entertainment products would have had an approximately $1.8 million and $3.6 million impact on our total revenue in the three and six months ended September 30, 2010, respectively.
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
Recent Accounting Pronouncements
     Consolidation accounting for variable interest entities. This new accounting guidance modifies the previous guidance in relation to the identification of controlling financial interests in a VIE. Under this new guidance the primary beneficiary of a VIE is the enterprise that has both of the following characteristics, among others: (a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance; and (b) the obligation to absorb losses of the entity, or the right to receive benefits from the entity, that could potentially be significant to the VIE. If an enterprise determines that power is shared among multiple unrelated parties such that no one party has the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance, then no party is the primary beneficiary. Power is shared if each of the parties sharing power is required to consent to the decisions relating to the activities that most significantly impact the VIE’s performance. The provisions of this standard became effective for us beginning in fiscal 2011.
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

     We have applied the provisions of the new accounting standard retrospectively and accordingly, we deconsolidated TV Guide Network from May 28, 2009, the date of the transaction with OEP, and retrospectively adjusted the financial statements to reflect the TV Guide Network as if it were accounted for under the equity method of accounting since that date. The deconsolidation of TV Guide Network resulted in the reclassification of $305.4 million of assets, $147.3 million of liabilities and $30.0 million of non-controlling interest amounts from each of their respective consolidated balance sheet captions to the investment in equity method investee’s account as of March 31, 2010 reflecting the carrying amount of the Company’s interest in the mandatorily redeemable stock units and common stock units of TV Guide Network as of March 31, 2010. In addition, under the equity method of accounting, our share of the revenues and expenses of TV Guide Network and income for the accretion of the dividend and discount of the mandatorily redeemable preferred stock are recorded net in the equity interest line item in the consolidated statements of operations. The adoption of the new accounting standard did not impact our net loss for the year ended March 31, 2010.
Results of Operations
     Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009
     The following table sets forth the components of consolidated revenue by segment for the three months ended September 30, 2010 and 2009:

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,	Increase (Decrease)
	2010	2009	Amount	Percent
	(Amounts in millions)
Consolidated Revenue
Motion Pictures	$341.0	$277.1	$63.9	23.1%
Television Production	115.3	88.9	26.4	29.7%

	$456.3	$366.0	$90.3	24.7%

     Our largest component of revenue comes from home entertainment. The following table sets forth total home entertainment revenue for both the Motion Pictures and Television Production reporting segments for the three months ended September 30, 2010 and 2009:

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,	Increase (Decrease)
	2010	2009	Amount	Percent
	(Amounts in millions)
Home Entertainment Revenue
Motion Pictures	$124.0	$123.4	$0.6	0.5%
Television Production	8.1	14.9	(6.8)	(45.6%)

	$132.1	$138.3	$(6.2)	(4.5%)

Motion Pictures Revenue
     The following table sets forth the components of revenue and the changes in these components for the motion pictures reporting segment for the three-month periods ended September 30, 2010 and 2009:

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,	Increase (Decrease)
	2010	2009	Amount	Percent
	(Amounts in millions)
Motion Pictures
Theatrical	$76.0	$30.3	$45.7	150.8%
Home Entertainment	124.0	123.4	0.6	0.5%
Television	78.3	68.2	10.1	14.8%
International	37.5	14.1	23.4	166.0%
Lionsgate UK	15.6	13.4	2.2	16.4%
Mandate Pictures	8.5	25.7	(17.2)	(66.9%)
Other	1.1	2.0	(0.9)	(45.0%)

	$341.0	$277.1	$63.9	23.1%

     The increase in motion pictures revenue this period consisted primarily of increases in theatrical, international and television revenue, partially offset by a decrease in Mandate Pictures revenue.
Motion Pictures — Theatrical Revenue
     The following table sets forth the titles released in the applicable period by fiscal years theatrical slate and the month of their release for the three-month periods ended September 30, 2010 and 2009:

Three Months Ended September 30,
2010		2009
	Theatrical Release Date		Theatrical Release Date
Fiscal 2011 Theatrical Slate:		Fiscal 2010 Theatrical Slate:
Alpha and Omega	September 2010	Gamer	September 2009
The Expendables	August 2010	I Can Do Bad All By Myself	September 2009
The Last Exorcism	August 2010
     Theatrical revenue of $76.0 million increased $45.7 million, or 150.8%, in this quarter as compared to the prior year’s quarter. The increase in theatrical revenue in the current quarter as compared to the prior year’s quarter is due primarily to the success of the theatrical releases during the current quarter as compared to the prior year’s quarter. Additionally, there were three theatrical releases contributing revenue in the current quarter compared to two releases in the prior year’s quarter.

Motion Pictures — Home Entertainment Revenue
     The following table sets forth the titles contributing significant motion pictures home entertainment revenue for the three-month periods ended September 30, 2010 and 2009:

Three Months Ended September 30,
2010		2009
	DVD Release Date		DVD Release Date
Fiscal 2011 Theatrical Slate:		Fiscal 2010 Theatrical Slate:
Killers	September 2010	Crank: High Voltage	September 2009
Kick-Ass	August 2010	Fiscal 2009 Theatrical Slate:
Why Did I Get Married Too?	August 2010	The Haunting in Connecticut	July 2009
Fiscal 2010 Theatrical Slate:		Madea Goes to Jail	June 2009
From Paris With Love	June 2010	New In Town	May 2009
Other:
		Horsemen	July 2009
     The following table sets forth the components of home entertainment revenue by product category for the three-month periods ended September 30, 2010 and 2009:

	Three Months Ended September 30,
	2010	2009
	(Amounts in millions)
Home entertainment revenues
Fiscal 2011 Theatrical Slate	$56.5	$—
Fiscal 2010 Theatrical Slate	12.8	15.3
Fiscal 2009 Theatrical Slate	3.5	39.4
Fiscal 2008 & Prior Theatrical Slate	6.9	8.7
Direct-to-DVD, acquired and licensed brands, acquired library & other	40.5	52.2
Other	3.8	7.8

	$124.0	$123.4

     Home entertainment revenue of $124.0 million increased $0.6 million, or 0.5%, in the current quarter as compared to the prior year’s quarter. The increase in home entertainment revenue in the current quarter compared to the prior year’s quarter is primarily due to higher revenues from the theatrical slates in the current quarter as compared to the prior year’s quarter as reflected in the above table partially offset by lower revenues from direct-to-DVD, acquired and licensed brands, acquired library and other products in the current quarter as compared to the prior year’s quarter.
Motion Pictures — Television Revenue
     The following table sets forth the titles contributing significant motion pictures television revenue for the three-month periods ended September 30, 2010 and 2009:

Three Months Ended September 30,
2010	2009
Fiscal 2010 Theatrical Slate:	Fiscal 2009 Theatrical Slate:
Brothers	Bangkok Dangerous
Gamer	Disaster Movie
I Can Do Bad All By Myself	My Best Friend’s Girl
Precious	Religulous
Saw VI	Saw V
Fiscal 2009 Theatrical Slate:	The Family That Preys
The Forbidden Kingdom	Transporter 3
Fiscal 2008 Theatrical Slate:	W.
Meet the Browns

     The following table sets forth the components of television revenue by product category for the three-month periods ended September 30, 2010 and 2009:

	Three Months Ended September 30,
	2010	2009
	(Amounts in millions)
Television revenues
Fiscal 2011 Theatrical Slate	$0.9	$—
Fiscal 2010 Theatrical Slate	52.7	0.1
Fiscal 2009 Theatrical Slate	4.9	58.1
Fiscal 2008 & Prior Theatrical Slate	12.3	4.8
Direct-to-DVD, acquired and licensed brands, acquired library & other	6.0	4.7
Other	1.5	0.5

	$78.3	$68.2

     Television revenue included in motion pictures revenue of $78.3 million increased $10.1 million, or 14.8%, in the current quarter as compared to the prior year’s quarter. The contribution of television revenue from the titles listed above increased $2.6 million in the current quarter compared to the prior year’s quarter, and the contribution of television revenue from titles not listed above increased $7.5 million in the current quarter compared to the prior year’s quarter.
Motion Pictures — International Revenue
     The following table sets forth the titles contributing significant motion pictures international revenue for the three-month periods ended September 30, 2010 and 2009:

Three Months Ended September 30,
2010	2009
Fiscal 2011 Theatrical Slate:	Fiscal 2009 Theatrical Slate:
Kick-Ass	My Best Friend’s Girl
Killers	My Bloody Valentine 3-D
Alpha and Omega	Fiscal 2005 Theatrical Slate:
Fiscal 2010 Theatrical Slate:	Diary of a Mad Black Woman
Brothers	Other:
Daybreakers	The Midnight Meat Train
Repo! The Genetic Opera
     The following table sets forth the components of international revenue by product category for the three-month periods ended September 30, 2010 and 2009:

	Three Months Ended September 30,
	2010	2009
	(Amounts in millions)
International revenues
Fiscal 2011 Theatrical Slate	$29.2	$—
Fiscal 2010 Theatrical Slate	2.8	0.2
Fiscal 2009 Theatrical Slate	1.2	2.7
Fiscal 2008 & Prior Theatrical Slate	1.5	3.7
Direct-to-DVD, acquired and licensed brands, acquired library & other	2.4	3.7
Other	0.4	3.8

	$37.5	$14.1

     International revenue included in motion pictures revenue of $37.5 million increased $23.4 million, or 166.0%, in the current quarter as compared to the prior year’s quarter. The increase in international revenue in the current quarter compared to the prior year’s quarter is mainly due to the revenues generated by the titles and product categories listed above.
Motion Pictures — Lionsgate UK Revenue
     The following table sets forth the titles contributing significant Lionsgate UK revenue for the three-month periods ended September 30, 2010 and 2009:

Three Months Ended September 30,
2010	2009
Fiscal 2011 Theatrical Slate:	Fiscal 2009 Theatrical Slate:
The Expendables	Crank: High Voltage
LGUK Theatrical Slate:	Fiscal 2007 Theatrical Slate:
The Hurt Locker	Employee of the Month
Harry Brown	Saw 3
LGUK Direct-to-DVD:
Bad Lieutenant: Port of Call New Orleans
     The following table sets forth the components of Lionsgate UK revenue by product category for the three-month periods ended September 30, 2010 and 2009:

	Three Months Ended September 30,
	2010	2009
	(Amounts in millions)
Lionsgate UK revenues
Fiscal 2011 Theatrical Slate	$5.5	$—
Fiscal 2010 Theatrical Slate	1.4	2.5
Fiscal 2009 Theatrical Slate	0.3	1.6
Fiscal 2008 & Prior Theatrical Slate	1.2	3.3
Lionsgate UK and third party product	4.4	3.4
Direct-to-DVD, acquired and licensed brands, acquired library & other	1.3	1.9
Other	1.5	0.7

	$15.6	$13.4

     Lionsgate UK revenue of $15.6 million increased $2.2 million, or 16.4%, in the current quarter as compared to the prior year’s quarter. The increase in Lionsgate UK revenue in the current quarter compared to the prior year’s quarter is mainly due to the revenue generated from the titles and product categories listed above. The contribution of Lionsgate UK revenue from the titles listed above increased $3.3 million in the current quarter compared to the prior year’s quarter, and the contribution of Lionsgate UK revenue from the titles not listed in the table above decreased $1.1 million in the current quarter compared to the prior year’s quarter.
Motion Pictures — Mandate Pictures Revenue
     The following table sets forth the titles contributing significant Mandate Pictures revenue for the three-month periods ended September 30, 2010 and 2009:

Three Months Ended September 30,
2010	2009
Drag Me To Hell	Horsemen
Peacock	Passengers
The Switch	Whip It
     Mandate Pictures revenue includes revenue from the sales and licensing of domestic and worldwide rights of titles developed or acquired by Mandate Pictures to third-party distributors or international sub-distributors. Mandate Pictures revenue of $8.5 million decreased $17.2 million, or 66.9%, in the current quarter as compared to the prior year’s quarter. The decrease in Mandate Pictures revenue in the current quarter compared to the prior year quarter is mainly due to the higher revenues generated from the titles listed in the above table in the prior year quarter as compared to the titles listed in the above table in the current quarter.
Television Production Revenue
     Television production revenue of $115.3 million increased $26.4 million, or 29.7%, in the current quarter as compared to the prior year’s quarter. The following table sets forth the components and the changes in the components of revenue that make up television production revenue for the three-month periods ended September 30, 2010 and 2009:

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,	Increase (Decrease)
	2010	2009	Amount	Percent
	(Amounts in millions)
Television Production
Domestic series licensing
Lionsgate Television	$63.7	$39.9	$23.8	59.6%
Debmar-Mercury	35.0	21.2	13.8	65.1%
Ish Entertainment	—	3.8	(3.8)	(100.0%)

Total domestic series licensing	98.7	64.9	33.8	52.1%
International	8.3	9.0	(0.7)	(7.8%)
Home entertainment releases of television production	8.1	14.9	(6.8)	(45.6%)
Other	0.2	0.1	0.1	100.0%

	$115.3	$88.9	$26.4	29.7%

     Revenues included in domestic series licensing from Lionsgate Television increased in the current quarter mainly due to the mix of titles delivered in the current quarter compared to the titles delivered in the prior year’s quarter. There was no revenue generated from our former collaboration with Ish Entertainment Inc. (“Ish”) in the current quarter compared to the prior year’s quarter due to the collaboration ending in fiscal 2010.
     The following table sets forth the number of television episodes and hours included in Lionsgate Television domestic series licensing revenue in the three-month periods ended September 30, 2010 and 2009, respectively:

		Three Months Ended
		September 30, 2010
		Episodes	Hours
Weeds Season 6	1/2hr	13	6.5
Blue Mountain State Season 2	1/2hr	1	0.5
Running Wilde Season 1	1/2hr	2	1.0
Mad Men Season 4	1hr	10	10.0
Pilots	1/2hr & 1hr	3	2.0

		29	20.0

		Three Months Ended
		September 30, 2009
		Episodes	Hours
Weeds Season 5	1/2hr	7	3.5
Crash TV Series Season 2	1hr	5	5.0
Mad Men Season 3	1hr	8	8.0

		20	16.5

     Revenues included in domestic series licensing from Debmar-Mercury increased in the current quarter due to increased revenue from the deliveries of the television series Meet the Browns, The Wendy Williams Show and Big Lake.
     The decrease in revenue from home entertainment releases of television production is primarily due to no significant home entertainment release of a new television season in the current quarter as compared to the prior year’s quarter. Revenues in the prior and current quarter were driven by DVD/Blu-Ray revenue from Mad Men Season 2 (released July 2009) and Weeds Season 4 (released June 2009) in the prior year’s quarter compared to revenue from Mad Men Season 3 (released March 2010) and Weeds Season 5 (released January 2010) in the current quarter.
Direct Operating Expenses
     The following table sets forth direct operating expenses by segment for the three months ended September 30, 2010 and 2009:

	Three Months Ended			Three Months Ended
	September 30, 2010			September 30, 2009
	Motion	Television		Motion	Television
	Pictures	Production	Total	Pictures	Production	Total
	(Amounts in millions)
Direct operating expenses
Amortization of films and television programs	$101.4	$59.9	$161.3	$76.0	$48.9	$124.9
Participation and residual expense	53.7	22.2	75.9	47.5	17.8	65.3
Other expenses	0.6	0.4	1.0	(1.0)	0.3	(0.7)

	$155.7	$82.5	$238.2	$122.5	$67.0	$189.5

Direct operating expenses as a percentage of segment revenues	45.7%	71.6%	52.2%	44.2%	75.4%	51.8%
     Direct operating expenses of the motion pictures segment of $155.7 million for this quarter were 45.7% of motion pictures revenue, compared to $122.5 million, or 44.2% of motion pictures revenue for the prior year’s quarter. Investment in film write-downs of the motion picture segment during the current quarter totaled approximately $3.7 million compared to $2.5 million for the prior year’s quarter. In the current quarter, there were two write-downs that individually exceeded $1.0 million. In the prior year’s quarter, approximately $2.5 million of the write-down related to the change in domestic release strategy of one motion picture. Other expenses consists of the provision for doubtful accounts and foreign exchange gains and losses. The provision for doubtful accounts increased from a benefit of $0.4 million in the prior year’s quarter to a provision of less than $0.1 million in the current quarter. Foreign exchange gains and losses included a gain of $0.2 million in the prior year’s quarter and a loss of $1.0 million in the current quarter due to changes in exchange rates.
     Direct operating expenses of the television production segment of $82.5 million for the current quarter were 71.6% of television revenue, compared to $67.0 million, or 75.4%, of television revenue for the prior year’s quarter. The decrease in direct operating expenses as a percent of television revenue is primarily due to the success of the Mad Men series franchise. In the current quarter, $1.9 million of charges for costs incurred in excess of contracted revenues for episodic television series or write-downs of television film costs were included in the amortization of television programs, compared to $0.7 million in the prior year’s quarter. In the current quarter, approximately $1.5 million of the write-down related to one television series.

Distribution and Marketing Expenses
     The following table sets forth distribution and marketing expenses by segment for the three months ended September 30, 2010 and 2009:

	Three Months Ended			Three Months Ended
	September 30, 2010			September 30, 2009
	Motion	Television		Motion	Television
	Pictures	Production	Total	Pictures	Production	Total
	(Amounts in millions)
Distribution and marketing expenses
Theatrical	$97.8	$—	$97.8	$38.1	$—	$38.1
Home Entertainment	45.4	1.6	47.0	46.8	4.4	51.2
Television	1.1	3.8	4.9	1.0	2.1	3.1
International	1.2	0.6	1.8	1.2	0.8	2.0
Lionsgate UK	9.6	0.5	10.1	4.5	0.2	4.7
Other	0.7	0.1	0.8	0.5	—	0.5

	$155.8	$6.6	$162.4	$92.1	$7.5	$99.6

     The majority of distribution and marketing expenses relate to the motion pictures segment. Theatrical prints and advertising (“P&A”) in the motion pictures segment in the current quarter of $97.8 million increased $59.7 million, compared to $38.1 million in the prior year’s quarter. The increase is driven by the higher number of theatrical releases in the current quarter as compared to the prior year’s quarter. Domestic theatrical P&A from the motion pictures segment in this quarter included P&A incurred on the release of Alpha and Omega, Buried, The Expendables and The Last Exorcism, which individually represented between 6% and 37% of total theatrical P&A and, in the aggregate, accounted for 91% of the total theatrical P&A. Approximately $14.5 million of P&A was incurred on titles that did not contribute significant revenue in the current quarter, of which $6.2 million was P&A related to titles to be released in the future such as Saw 3D, The Next Three Days and For Colored Girls. Domestic theatrical P&A from the motion pictures segment in the prior year’s quarter included P&A incurred on the release of Gamer and I Can Do Bad All By Myself, which in the aggregate, accounted for approximately 75% of total theatrical P&A. Approximately $9.7 million of P&A was incurred on titles that did not contribute significant revenue in the prior year’s quarter, of which $6.7 million was P&A related to titles to be released in the future such as Precious, Saw VI, and More Than A Game.
     Home entertainment distribution and marketing costs on motion pictures and television product in this quarter of $47.0 million decreased $4.2 million, or 8.2%, compared to $51.2 million in the prior year’s quarter. Home entertainment distribution and marketing costs as a percentage of home entertainment revenues was 35.6% and 37.0% in the current quarter and prior year’s quarter, respectively.
     Lionsgate UK distribution and marketing expenses in the motion pictures segment in the current quarter of $9.6 million increased from $4.5 million in the prior year’s quarter.

General and Administrative Expenses
     The following table sets forth general and administrative expenses by segment for the three months ended September 30, 2010 and 2009:

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,	Increase (Decrease)
	2010	2009	Amount	Percent
	(Amounts in millions)
General and administrative expenses
Motion Pictures	$12.0	$11.3	$0.7	6.2%
Television Production	2.7	2.0	0.7	35.0%
Corporate general and administration, including stock-based compensation	19.0	17.7	1.3	7.3%

Total general and administrative expenses	$33.7	$31.0	$2.7	8.7%

Less Stock-based compensation expense	(2.5)	(4.2)	1.7	(40.5%)
Less Shareholder activist matter expenses	(4.0)	(0.2)	(3.8)	NM

General and administrative expenses excluding stock-based compensation expense and shareholder activist matter expenses	$27.2	$26.6	$0.6	2.4%

Total general and administrative expenses as a percentage of revenue	7.4%	8.5%

General and administrative expenses excluding stock-based compensation expense, and shareholder activist matter expenses, as a percentage of revenue	6.0%	7.3%

NM –	Percentage not meaningful
     General and administrative expenses increased by $2.7 million, or 8.7%, which represents an increase of $0.7 million in the motion pictures segment, an increase of $0.7 million in the television production segment and an increase of $1.3 million in the corporate segment.

     General and administrative expenses excluding stock-based compensation, and excluding shareholder activist matter expenses was $27.2 million in the current quarter compared to $26.6 million in the prior year quarter, which represents an increase of $0.6 million or 2.4%, primarily due to the increases in general and administrative expenses of the motion pictures and television production segments.
     General and administrative expenses of the motion pictures segment increased $0.7 million, or 6.2%, mainly due to an increase in salary and related expenses. In the current quarter, $2.2 million of motion pictures production overhead was capitalized compared to $2.0 million in the prior year’s quarter.
     General and administrative expenses of the television production segment increased $0.7 million, or 35.0%, mainly due to an increase in salary and related expenses. In the current quarter, $1.1 million of television production overhead was capitalized compared to $1.0 million in the prior year’s quarter.
     The following table sets forth certain components of general and administrative expenses of the corporate segment for the three months ended September 30, 2010 and 2009:

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,	Increase (Decrease)
	2010	2009	Amount	Percent
	(Amounts in millions)
Corporate general and administration expenses
Stock-based compensation expense	$2.5	$4.2	$(1.7)	(40.5%)
Shareholder activist matter	4.0	0.2	3.8	NM
Other corporate general and administration	12.5	13.3	(0.8)	(5.7%)

Total corporate general and administrative expenses	$19.0	$17.7	$1.3	7.3%

NM –	Percentage not meaningful
     General and administrative expenses of the corporate segment increased $1.3 million, or 7.3% mainly due to a decrease of $1.7 million of stock-based compensation, a decrease of $0.8 million in other general and administrative expenses, offset by an increase of $3.8 million in legal and professional fees associated with a shareholder activist matter.
     The following table sets forth stock-based compensation expense included in our corporate segment for the three months ended September 30, 2010 and 2009:

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,	Increase (Decrease)
	2010	2009	Amount	Percent
	(Amounts in millions)
Stock-Based Compensation Expense:
Stock options	$0.1	$0.8	$(0.7)	(87.5%)
Restricted share units and other share-based compensation	2.0	3.1	(1.1)	(35.5%)
Stock appreciation rights	0.4	0.3	0.1	33.3%

	$2.5	$4.2	$(1.7)	(40.5%)

     At September 30, 2010, as disclosed in Note 17 to the unaudited condensed consolidated financial statements, there were unrecognized compensation costs of approximately $8.1 million related to stock options and restricted share units previously granted, including annual installments of share grants that were subject to performance targets, which will be expensed over the remaining vesting periods. At September 30, 2010, 458,037 shares of restricted share units have been awarded to four key executive officers, the vesting of which will be subject to performance targets to be set annually by the Compensation Committee of the Board of Directors of the Company. These restricted share units will vest in two annual installments assuming annual performance targets have been met. The fair value of the 458,037 shares, whose future annual performance targets have not been set, was $3.4 million, based on the market price of the Company’s common shares as of September 30, 2010. The market value will be remeasured when the annual performance criteria are set and the value will be expensed over the remaining vesting periods once it becomes probable that the performance targets will be satisfied.
Depreciation, Amortization and Other Expenses (Income)

     Depreciation and amortization of $1.5 million this quarter decreased $0.1 million from $1.6 million in the prior year’s quarter. Estimated amortization expense, based on intangible assets as of September 30, 2010, for the six months ended March 31, 2011 and for each of the years ending March 31, 2012 through 2015 is approximately $0.3 million, $0.3 million, $0.1 million, nil, and nil, respectively.

     Interest expense of $13.8 million this quarter increased $3.6 million, or 35.3%, from the prior year’s quarter of $10.2 million. The following table sets forth the components of interest expense for the three months ended September 30, 2010 and 2009:

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2010	2009
	(Amounts in millions)
Interest Expense
Cash Based:
Senior revolving credit facility	$1.8	$2.1
Senior subordinated debentures	1.3	2.6
Senior secured second priority notes	6.0	—
Other	0.5	0.5

	9.6	5.2

Non-Cash Based:
Amortization of discount on liability component of senior subordinated debentures	2.4	4.3
Amortization of discount on senior secured second priority notes	0.3	—
Amortization of deferred financing costs	1.5	0.7

	4.2	5.0

	$13.8	$10.2

     Interest and other income was $0.4 million for the quarter ended September 30, 2010, compared to $0.4 million in the prior year’s quarter.
     Loss on extinguishment of debt was $14.5 million for the three months ended September 30, 2010, resulting from the July 2010 exchange and related conversion of approximately $36.0 million in aggregate principal amount of the February 2005 3.625% Notes and approximately $63.7 million in aggregate principal amount of the October 2004 2.9375% Notes, compared to nil in the prior year’s quarter.
     The following table represents our portion of the income or (loss) of our equity method investees based on our percentage ownership for the three months ended September 30, 2010 and 2009:

	September 30,	Three Months	Three Months
	2010	Ended	Ended
	Ownership	September 30,	September 30,
	Percentage	2010	2009
		(Amounts in millions)
Horror Entertainment, LLC (“FEARnet”)	34.5%	$0.5	$(0.3)
NextPoint, Inc. (“Break.com”)	42.0%	—	(0.3)
Roadside Attractions, LLC	43.0%	—	—
Studio 3 Partners, LLC (“EPIX”) (1)	31.2%	(19.8)	(1.4)
TV Guide Network (2)	51.0%	(1.0)	(0.2)
Tiger Gate	45.9%	(0.4)	—

		$(20.7)	$(2.2)

(1)	We license certain of our theatrical releases and other films and television programs to EPIX. A portion of the profits of these licenses reflecting our ownership share in the venture are eliminated through an adjustment to the equity interest loss of the venture. These profits are recognized as they are realized by the venture. For the three months ended September 30, 2010, the Company recognized $39.9 million of revenue and $20.6 million of gross profit on the sale of licenses to EPIX. Profits from previous licensing of products to the venture were realized by EPIX during the three months ended June 30, 2010. The equity interest loss for EPIX for the three months ended September 30, 2010 includes $14.7 million, which represents our share of the EPIX losses of $47.3 million for the three months ended June 30, 2010, and $6.4 million representing the elimination of our share of profits on sales to EPIX, reduced by the realization of a portion of the profits previously eliminated on licenses to the venture of $1.3 million.

(2)	We license certain films and/or television programs to TV Guide Network. A portion of the profits of these licenses reflecting our ownership share in the venture are eliminated through an adjustment to the equity interest loss of the venture. These profits are recognized as they are realized by the venture. For the three months ended September 30, 2010, we recognized $5.0 million of revenue and $1.7 million of gross profit on the sale of licenses to TV Guide Network. The equity interest loss for TV Guide Network for the three months ended September 30, 2010 includes $3.6 million, which represents our share of the TV Guide Network losses of $7.0 million for the three months ended September 30, 2010, and $0.9 million representing the elimination of our share of profits on sales to TV Guide Network, reduced by our share of income from the accretion of dividend and discount on TV Guide Network’s redeemable preferred stock units of $3.5 million.

Income Tax Provision
     We had an income tax expense of $1.5 million, or (5.3%), of loss before income taxes in the three months ended September 30, 2010, compared to an expense of $0.7 million, or 2.1%, of income before income taxes in the three months ended September 30, 2009. The tax expense reflected in the current quarter is primarily attributable to U.S. income taxes and foreign withholding taxes. Our actual annual effective tax rate will differ from the statutory federal rate as a result of several factors, including changes in the valuation allowance against net deferred tax assets, non-temporary differences, foreign income taxed at different rates, and state and local income taxes. Income tax loss carryforwards, subject to certain limitations that may prevent us from fully utilizing them, amount to approximately $156.2 million for U.S. federal income tax purposes available to reduce income taxes over twenty years, $131.1 million for U.S. state income tax purposes available to reduce income taxes over future years with varying expirations, $27.3 million for Canadian income tax purposes available to reduce income taxes over 20 years with varying expirations, and $15.9 million for UK income tax purposes available indefinitely to reduce future income taxes.
Net (Loss) Income
     Net loss for the three months ended September 30, 2010 was $29.7 million, or basic and diluted net loss per common share of $0.22 on 133.0 million weighted average common shares outstanding. This compares to net income for the three months ended September 30, 2009 of $31.7 million, or basic net income per common share of $0.27 on 117.3 million weighted average common shares outstanding. Diluted net income per common share for the three months ended September 30, 2009 was $0.26 on 138.7 million weighted average common shares outstanding.
     Six Months Ended September 30, 2010 Compared to Six Months Ended September 30, 2009
     The following table sets forth the components of consolidated revenue by segment for the six months ended September 30, 2010 and 2009:

	Six Months	Six Months
	Ended	Ended
	September 30,	September 30,	Increase (Decrease)
	2010	2009	Amount	Percent
	(Amounts in millions)
Consolidated Revenue
Motion Pictures	$614.4	$549.9	$64.5	11.7%
Television Production	168.5	176.1	(7.6)	(4.3%)
Media Networks	—	19.3	(19.3)	(100.0%)

	$782.9	$745.3	$37.6	5.0%

     Our largest component of revenue comes from home entertainment. The following table sets forth total home entertainment revenue for both the Motion Pictures and Television Production reporting segments for the six months ended September 30, 2010 and 2009:

	Six Months	Six Months
	Ended	Ended
	September 30,	September 30,	Increase (Decrease)
	2010	2009	Amount	Percent
	(Amounts in millions)
Home Entertainment Revenue
Motion Pictures	$236.0	$264.6	$(28.6)	(10.8%)
Television Production	13.2	24.7	(11.5)	(46.6%)

	$249.2	$289.3	$(40.1)	(13.9%)

Motion Pictures Revenue
     The following table sets forth the components of revenue and the changes in these components for the motion pictures reporting segment for the six-month periods ended September 30, 2010 and 2009:

	Six Months	Six Months
	Ended	Ended
	September 30,	September 30,	Increase (Decrease)
	2010	2009	Amount	Percent
	(Amounts in millions)
Motion Pictures
Theatrical	$147.2	$53.0	$94.2	177.7%
Home Entertainment	236.0	264.6	(28.6)	(10.8%)
Television	108.3	88.8	19.5	22.0%
International	66.6	31.5	35.1	111.4%
Lionsgate UK	31.9	28.5	3.4	11.9%
Mandate Pictures	21.8	78.9	(57.1)	(72.4%)
Other	2.6	4.6	(2.0)	(43.5%)

	$614.4	$549.9	$64.5	11.7%

     The increase in motion pictures revenue this period consisted primarily of increases in theatrical, international and television revenue, partially offset by decreases in home entertainment and Mandate Pictures revenue.
Motion Pictures — Theatrical Revenue
     The following table sets forth the titles released in the applicable period by fiscal years theatrical slate and the month of their release for the six-month periods ended September 30, 2010 and 2009:

Six Months Ended September 30,
2010		2009
	Theatrical Release Date		Theatrical Release Date
Fiscal 2011 Theatrical Slate:		Fiscal 2010 Theatrical Slate:
The Expendables	August 2010	Gamer	September 2009
The Last Exorcism	August 2010	I Can Do Bad All By Myself	September 2009
Killers	June 2010	Crank: High Voltage	April 2009
Why Did I Get Married Too?	April 2010	Fiscal 2009 Theatrical Slate:
Kick-Ass	April 2010	The Haunting in Connecticut	March 2009
     Theatrical revenue of $147.2 million increased $94.2 million, or 177.7%, in this period as compared to the prior year’s period. The increase in theatrical revenue in the current period as compared to the prior year’s period is due primarily to the performance of the titles released during the current period, and also due to an increase in the number of theatrical releases during the current period compared to the prior year’s period.

Motion Pictures — Home Entertainment Revenue
     The following table sets forth the titles contributing significant motion pictures home entertainment revenue for the six-month periods ended September 30, 2010 and 2009:

Six Months Ended September 30,
2010		2009
	DVD Release Date		DVD Release Date
Fiscal 2011 Theatrical Slate:		Fiscal 2010 Theatrical Slate:
Killers	September 2010	Crank: High Voltage	September 2009
Kick-Ass	August 2010	Fiscal 2009 Theatrical Slate:
Why Did I Get Married Too?	August 2010	The Haunting In Connecticut	July 2009
Fiscal 2010 Theatrical Slate:		Madea Goes to Jail	June 2009
From Paris With Love	June 2010	My Bloody Valentine 3-D	May 2009
Daybreakers	May 2010	New In Town	May 2009
The Spy Next Door	May 2010	The Spirit	April 2009
Brothers	March 2010
     The following table sets forth the components of home entertainment revenue by product category for the six-month periods ended September 30, 2010 and 2009:

	Six Months Ended
	September 30,
	2010	2009
	(Amounts in millions)
Home entertainment revenues
Fiscal 2011 Theatrical Slate	$56.5	$—
Fiscal 2010 Theatrical Slate	68.0	15.5
Fiscal 2009 Theatrical Slate	5.4	118.8
Fiscal 2008 & Prior Theatrical Slate	12.7	18.6
Direct-to-DVD, acquired and licensed brands, acquired library & other	82.0	101.0
Other	11.4	10.7

	$236.0	$264.6

     Home entertainment revenue of $236.0 million decreased $28.6 million, or 10.8%, in the current period as compared to the prior year’s period. The decrease in home entertainment revenue in the current period compared to the prior year’s period is primarily due to lower revenues from direct-to-DVD, acquired and licensed brands, acquired library and other products, and to a lesser extent, lower DVD revenue from the theatrical slates as reflected in the above table.
Motion Pictures — Television Revenue
     The following table sets forth the titles contributing significant motion pictures television revenue for the six-month periods ended September 30, 2010 and 2009:

Six Months Ended September 30,
2010	2009
Fiscal 2010 Theatrical Slate:	Fiscal 2009 Theatrical Slate:
Brothers	Bangkok Dangerous
Gamer	Disaster Movie
I Can Do Bad All By Myself	My Best Friend’s Girl
Precious	Saw V
Saw VI	The Family That Preys
Transporter 3
W.
     The following table sets forth the components of television revenue by product category for the six-month periods ended September 30, 2010 and 2009:

	Six Months Ended
	September 30,
	2010	2009
	(Amounts in millions)
Television revenues
Fiscal 2011 Theatrical Slate	$0.9	$—
Fiscal 2010 Theatrical Slate	69.2	0.1
Fiscal 2009 Theatrical Slate	5.1	71.5
Fiscal 2008 & Prior Theatrical Slate	17.6	6.3
Direct-to-DVD, acquired and licensed brands, acquired library & other	12.2	9.8
Other	3.3	1.1

	$108.3	$88.8

     Television revenue included in motion pictures revenue of $108.3 million increased $19.5 million, or 22.0%, in the current period as compared to the prior year’s period. The contribution of television revenue from the titles listed above decreased $0.9 million in the current period compared to the prior year’s period, and the contribution of television revenue from titles not listed above increased $20.4 million in the current period compared to the prior year’s period.
Motion Pictures — International Revenue
     The following table sets forth the titles contributing significant motion pictures international revenue for the six-month periods ended September 30, 2010 and 2009:

Six Months Ended September 30,
2010	2009
Fiscal 2011 Theatrical Slate:	Fiscal 2009 Theatrical Slate:
Kick-Ass	My Best Friend’s Girl
Killers	My Bloody Valentine 3-D
Fiscal 2010 Theatrical Slate:	Saw V
Brothers
Daybreakers
     The following table sets forth the components of international revenue by product category for the six-month periods ended September 30, 2010 and 2009:

	Six Months Ended
	September 30,
	2010	2009
	(Amounts in millions)
International revenues
Fiscal 2011 Theatrical Slate	$42.0	$—
Fiscal 2010 Theatrical Slate	12.0	0.2
Fiscal 2009 Theatrical Slate	3.0	12.0
Fiscal 2008 & Prior Theatrical Slate	3.3	6.3
Direct-to-DVD, acquired and licensed brands, acquired library & other	5.3	8.0
Other	1.0	5.0

	$66.6	$31.5

     International revenue included in motion pictures revenue of $66.6 million increased $35.1 million, or 111.4%, in the current period as compared to the prior year’s period. The increase in international revenue in the current period compared to the prior year’s period is mainly due to the revenues generated by the titles and product categories listed above.
Motion Pictures — Lionsgate UK Revenue
     The following table sets forth the titles contributing significant Lionsgate UK revenue for the six-month periods ended September 30, 2010 and 2009:

Six Months Ended September 30,
2010	2009
Fiscal 2011 Theatrical Slate:	Fiscal 2010 Theatrical Slate:
The Expendables	Crank: High Voltage
Fiscal 2010 Theatrical Slate:	Fiscal 2009 Theatrical Slate:
Daybreakers	My Bloody Valentine 3-D
Lionsgate UK Theatrical Slate:	The Spirit
Harry Brown	Mandate Pictures Theatrical Slate:
The Hurt Locker	Drag Me To Hell
     The following table sets forth the components of Lionsgate UK revenue by product category for the six-month periods ended September 30, 2010 and 2009:

	Six Months Ended
	September 30,
	2010	2009
	(Amounts in millions)
Lionsgate UK revenues
Fiscal 2011 Theatrical Slate	$6.1	$—
Fiscal 2010 Theatrical Slate	6.1	2.9
Fiscal 2009 Theatrical Slate	0.5	7.0
Fiscal 2008 & Prior Theatrical Slate	1.4	4.9
Lionsgate UK and third party product	11.7	7.4
Direct-to-DVD, acquired and licensed brands, acquired library & other	3.5	2.8
Other	2.6	3.5

	$31.9	$28.5

     Lionsgate UK revenue of $31.9 million increased $3.4 million, or 11.9%, in the current period as compared to the prior year’s period. The increase in Lionsgate UK revenue in the current period compared to the prior year’s period is mainly due to the revenue generated by the titles and product categories listed above. The contribution of Lionsgate UK revenue from the titles listed above increased $6.9 million in the current period compared to the prior year’s period, and the contribution of Lionsgate UK revenue from the titles not listed in the table above decreased $3.5 million in the current period compared to the prior year’s period.
Motion Pictures — Mandate Pictures Revenue
     The following table sets forth the titles contributing significant Mandate Pictures revenue for the six-month periods ended September 30, 2010 and 2009:

Six Months Ended September 30,
2010	2009
Drag Me To Hell	Drag Me To Hell
Peacock	Horsemen
The Switch	Juno
Whip It	Passengers
Whip It
Mandate Pictures revenue includes revenue from the sales and licensing of domestic and worldwide rights of titles developed or acquired by Mandate Pictures to third-party distributors or international sub-distributors. Mandate Pictures revenue of $21.8 million decreased $57.1 million, or 72.4%, in the current period as compared to the prior year’s period. The decrease in Mandate Pictures revenue in the current period compared to the prior year period is mainly due to the revenue from Drag Me To Hell in the prior year period as compared to the current period.
Television Production Revenue
     Television production revenue of $168.5 million decreased $7.6 million, or 4.3%, in the current period as compared to the prior year’s period. The following table sets forth the components and the changes in the components of revenue that make up television production revenue for the six-month periods ended September 30, 2010 and 2009:

	Six Months	Six Months
	Ended	Ended
	September 30,	September 30,	Increase (Decrease)
	2010	2009	Amount	Percent
	(Amounts in millions)
Television Production
Domestic series licensing
Lionsgate Television	$72.1	$71.4	$0.7	1.0%
Debmar-Mercury	66.8	41.7	25.1	60.2%
Ish Entertainment	—	16.0	(16.0)	(100.0%)

Total domestic series licensing	138.9	129.1	9.8	7.6%
International	16.1	22.1	(6.0)	(27.1%)
Home entertainment releases of television production	13.2	24.7	(11.5)	(46.6%)
Other	0.3	0.2	0.1	50.0%

	$168.5	$176.1	$(7.6)	(4.3%)

     Revenues included in domestic series licensing from Lionsgate Television increased in the current period mainly due higher revenue generated from Debmar-Mercury in the current period as compared to the prior year’s period partially offset by no revenue generated from our former collaboration with Ish Entertainment Inc. (“Ish”) in the current period compared to the prior year’s period due to the collaboration ending in fiscal 2010.
     The following table sets forth the number of television episodes and hours included in Lionsgate Television domestic series licensing revenue in the six-month periods ended September 30, 2010 and 2009, respectively:

		Six Months Ended
		September 30, 2010
		Episodes	Hours
Weeds Season 6	1/2hr	13	6.5
Blue Mountain State Season 2	1/2hr	1	0.5
Running Wilde Season 1	1/2hr	2	1.0
Mad Men Season 4	1hr	11	11.0
Scream Queens Season 2	1hr	8	8.0
Pilots	1/2hr & 1hr	3	2.0

		38	29.0

		Six Months Ended
		September 30, 2009
		Episodes	Hours
Weeds Season 5	1/2hr	13	6.5
Nurse Jackie Season 1	1/2hr	12	6.0
Crash TV Series Season 2	1hr	5	5.0
Mad Men Season 3	1hr	8	8.0

		38	25.5

     Revenues included in domestic series licensing from Debmar-Mercury increased in the current period due to increased revenue from the deliveries of the television series House of Payne, Meet the Browns, Big Lake and The Wendy Williams Show.
     Our reality television collaboration with Ish ended in fiscal 2010 resulting in no revenue generated in the current period. Revenue generated in the prior year’s period resulted primarily from the production of the domestic series Paris Hilton’s My New BFF, and My Antonio.
     International revenue decreased in the current period due to a decrease in episodes of programming delivered internationally and no international revenue generated from our collaboration with Ish. International revenue in the current period included revenue from

Blue Mountain State Season 1, Crash Season 2, and Mad Men Seasons 2 and 3. International revenue in the prior year’s period included revenue from Crash Season 1, Dead Zone, Paris Hilton’s My New BFF, and Mad Men Season 2.
     The decrease in revenue from home entertainment releases of television production is primarily driven by DVD/Blu-Ray revenue from Weeds Season 4 (released June 2009) and Mad Men Season 2 (released July 2009) in the prior year’s period compared to revenue from Mad Men Seasons 1,2 and 3 (released July 2008, July 2009, and March 2010, respectively) and Weeds Season 5 (released January 2010) in the current period.

Media Networks Revenue
     Media Networks revenue for the six months ended September 30, 2010 and 2009 are nil and $19.3 million, respectively. The acquisition of TV Guide Network occurred on February 28, 2009. The results of operations of TV Guide Network are included in the Company’s consolidated results from February 28, 2009 through May 27, 2009. A portion of the entity was sold on May 28, 2009. Subsequent to the sale of TV Guide Network, and pursuant to the new accounting guidance for accounting for variable interest entities, effective April 1, 2010 which the Company has retrospectively applied, the Company’s interest in TV Guide Network is being accounted for under the equity method of accounting.
Direct Operating Expenses
     The following table sets forth direct operating expenses by segment for the six months ended September 30, 2010 and 2009:

	Six Months Ended			Six Months Ended
	September 30, 2010			September 30, 2009
	Motion	Television		Motion	Television	Media
	Pictures	Production	Total	Pictures	Production	Networks	Total
	(Amounts in millions)
Direct operating expenses
Amortization of films and television programs	$179.9	$82.6	$262.5	$166.0	$102.7	$7.3	$276.0
Participation and residual expense	89.6	42.7	132.3	87.4	34.8	0.2	122.4
Other expenses	0.7	0.3	1.0	1.0	0.7	(0.1)	1.6

	$270.2	$125.6	$395.8	$254.4	$138.2	$7.4	$400.0

Direct operating expenses as a percentage of segment revenues	44.0%	74.5%	50.6%	46.3%	78.5%	38.3%	53.7%
     Direct operating expenses of the motion pictures segment of $270.2 million for this period were 44.0% of motion pictures revenue, compared to $254.4 million, or 46.3% of motion pictures revenue for the prior year’s period. The decrease in direct operating expenses of the motion pictures segment in the current period as a percent of revenue is primarily due to the higher Mandate Pictures revenue in relation to total motion pictures revenue in the prior year period compared to the current year period. Investment in film write-downs of the motion picture segment during the current period totaled approximately $4.5 million compared to $5.3 million for the prior year’s period. In the current period, there were two write-downs that individually exceeded $1.0 million, which totaled $2.1 million in the aggregate. In the prior year’s period, approximately $2.5 million of the write-down related to the change in domestic release strategy of one motion picture. Other expenses consists of the provision for doubtful accounts and foreign exchange gains and losses. The provision for doubtful accounts decreased from $1.6 million in the prior year’s period to $0.3 million in the current period. Foreign exchange gains and losses included a gain of less than $0.1 million in the prior year’s period and a loss of $0.7 million in the current period due to changes in exchange rates.
     Direct operating expenses of the television production segment of $125.6 million for the current period were 74.5% of television revenue, compared to $138.2 million, or 78.5%, of television revenue for the prior year’s period. The decrease in direct operating expenses as a percent of television revenue is primarily due to the success of the Mad Men series franchise. In the current period, $5.1 million of charges for costs incurred in excess of contracted revenues for episodic television series or write-downs of television film costs were included in the amortization of television programs, compared to $1.7 million in the prior year’s period. In the current period, approximately $3.3 million of the write-down related to two television series, and in the prior year’s period, approximately $1.3 million of the write-down related to one television series.
     Direct operating expenses of the Media Networks segment of $7.4 million for the prior year period consists primarily of programming expenses associated with the production of such programs as Idol Tonight and Hollywood 411 from April 1, 2009 to May 27, 2009.

Distribution and Marketing Expenses
     The following table sets forth distribution and marketing expenses by segment for the six months ended September 30, 2010 and 2009:

	Six Months Ended			Six Months Ended
	September 30, 2010			September 30, 2009
	Motion	Television		Motion	Television	Media
	Pictures	Production	Total	Pictures	Production	Networks	Total
	(Amounts in millions)
Distribution and marketing expenses
Theatrical	$181.4	$—	$181.4	$50.6	$0.2	$—	$50.8
Home Entertainment	85.1	2.4	87.5	98.5	7.7	—	106.2
Television	2.2	5.8	8.0	1.6	4.1	—	5.7
International	3.2	2.0	5.2	2.5	2.1	—	4.6
Lionsgate UK	18.8	0.7	19.5	12.9	0.4	—	13.3
Media Networks	—	—	—	—	—	2.0	2.0
Other	0.7	0.2	0.9	0.9	0.1	—	1.0

	$291.4	$11.1	$302.5	$167.0	$14.6	$2.0	$183.6

     The majority of distribution and marketing expenses relate to the motion pictures segment. Theatrical prints and advertising (“P&A”) in the motion pictures segment in the current period of $181.4 million increased $130.8 million, compared to $50.6 million in the prior year’s period. The increase is driven by the higher number of theatrical releases in the current period as compared to the prior year’s period. Domestic theatrical P&A from the motion pictures segment in this period included P&A incurred on the release of Alpha and Omega, Buried, Kick-Ass, Killers, The Expendables, The Last Exorcism and Why Did I Get Married Too?, which individually represented between 3% and 23% of total theatrical P&A and, in the aggregate, accounted for 95% of the total theatrical P&A. Approximately $14.5 million of P&A was incurred on titles that did not contribute significant revenue in the current period, of which $6.4 million was P&A related to titles to be released in the future such as Saw 3D, The Next Three Days and For Colored Girls. Domestic theatrical P&A from the motion pictures segment in the prior year’s period included P&A incurred on the release of Crank: High Voltage, I Can Do Bad All By Myself, and Gamer, which individually represented between 14% and 36% of total theatrical P&A and, in the aggregate, accounted for approximately 74% of the total theatrical P&A. Approximately $12.6 million of P&A was incurred on titles that did not contribute significant revenue in the prior year’s period, of which $8.2 million was P&A related to titles to be released in the future such as Precious, Saw VI, and More Than A Game.
     Home entertainment distribution and marketing costs on motion pictures and television product in this period of $87.5 million decreased $18.7 million, or 17.6%, compared to $106.2 million in the prior year’s period. Home entertainment distribution and marketing costs as a percentage of home entertainment revenues was 35.1% and 36.7% in the current period and prior year’s period, respectively.
     Lionsgate UK distribution and marketing expenses in the motion pictures segment in the current period of $18.8 million increased from $12.9 million in the prior year’s period.
     Media Networks includes transmission and marketing and promotion expenses from April 1, 2009 to May 27, 2009.

General and Administrative Expenses
     The following table sets forth general and administrative expenses by segment for the six months ended September 30, 2010 and 2009:

	Six Months	Six Months
	Ended	Ended
	September 30,	September 30,	Increase (Decrease)
	2010	2009	Amount	Percent
	(Amounts in millions)
General and administrative expenses
Motion Pictures	$23.6	$22.8	$0.8	3.5%
Television Production	5.8	4.1	1.7	41.5%
Media Networks	—	6.2	(6.2)	100.0%
Corporate general and administration, including stock-based compensation	69.0	34.5	34.5	100.0%

Total general and administrative expenses	$98.4	$67.6	$30.8	45.6%

Less Media Networks general and administrative expenses	—	(6.2)	6.2	100.0%
Less Stock-based compensation expense	(29.8)	(8.3)	(21.5)	259.0%
Less Shareholder activist matter expenses	(12.5)	(1.3)	(11.2)	NM

General and administrative expenses excluding Media Networks, stock-based compensation expense and shareholder activist matter expenses	$56.1	$51.8	$4.3	8.4%

Total general and administrative expenses as a percentage of revenue	12.6%	9.1%

General and administrative expenses excluding Media Networks, stock-based compensation expense, and shareholder activist matter expenses, as a percentage of revenue	7.2%	7.1%

NM –	Percentage not meaningful
     General and administrative expenses increased by $30.8 million, or 45.6%, mainly due to increases in stock-based compensation and legal and professional fees associated with a shareholder activist matter included in the corporate segment in the current period, partially offset by decreases from the deconsolidation of the Media Networks reporting segments. The increase in stock-based compensation of $21.5 million is primarily due to $21.9 million of additional expense associated with the immediate vesting of equity awards of certain executive officers triggered by the “change in control” provisions in their respective employment agreements.

     General and administrative expenses excluding the Media Networks segment, excluding stock-based compensation, and excluding shareholder activist matter expenses was $56.1 million in the current period compared to $51.8 million in the prior year period, which represents an increase of $4.3 million or 8.4%.
     General and administrative expenses of the motion pictures segment increased $0.8 million, or 3.5%, mainly due to an increase in salary and related expenses. In the current period, $4.4 million of motion pictures production overhead was capitalized compared to $3.4 million in the prior year’s period.
     General and administrative expenses of the television production segment increased $1.7 million, or 41.5%, mainly due to an increase in salary and related expenses. In the current period, $2.1 million of television production overhead was capitalized compared to $2.4 million in the prior year’s period.
     The following table sets forth certain components of general and administrative expenses of the corporate segment for the six months ended September 30, 2010 and 2009:

	Six Months	Six Months
	Ended	Ended
	September 30,	September 30,	Increase (Decrease)
	2010	2009	Amount	Percent
	(Amounts in millions)
Corporate general and administration expenses
Stock-based compensation expense	$29.8	$8.3	$21.5	259.0%
Shareholder activist matter	12.5	1.3	11.2	NM
Other corporate general and administration	26.7	24.9	1.8	7.3%

Total corporate general and administrative expenses	$69.0	$34.5	$34.5	100.0%

NM –	Percentage not meaningful
     General and administrative expenses of the corporate segment increased $34.5 million, or 100.0%, mainly due to an increase of $21.5 million of stock-based compensation which includes $21.9 million associated with the immediate vesting of equity awards of certain executive officers triggered by the “change in control” provisions in their respective employment agreements, an increase of $11.2 million of legal and professional fees associated with a shareholder activist matter, and an increase of $1.8 million associated with other general and administrative expenses.
     The following table sets forth stock-based compensation expense included in our corporate segment for the six months ended September 30, 2010 and 2009:

	Six Months	Six Months
	Ended	Ended
	September 30,	September 30,	Increase (Decrease)
	2010	2009	Amount	Percent
	(Amounts in millions)
Stock-Based Compensation Expense:
Stock options	$2.6	$1.6	$1.0	62.5%
Restricted Share Units and Other Share-based Compensation	21.8	6.1	15.7	257.4%
Stock appreciation rights	5.4	0.6	4.8	NM

	$29.8	$8.3	$21.5	259.0%

NM –	Percentage not meaningful
     At September 30, 2010, as disclosed in Note 17 to the unaudited condensed consolidated financial statements, there were unrecognized compensation costs of approximately $8.1 million related to stock options and restricted share units previously granted, including annual installments of share grants that were subject to performance targets, which will be expensed over the remaining vesting periods. At September 30, 2010, 458,037 shares of restricted share units have been awarded to four key executive officers, the vesting of which will be subject to performance targets to be set annually by the Compensation Committee of the Board of Directors of the Company. These restricted share units will vest in two annual installments assuming annual performance targets have been met. The fair value of the 458,037 shares, whose future annual performance targets have not been set, was $3.4 million, based on the market price of the Company’s common shares as of September 30, 2010. The market value will be remeasured when the annual performance criteria are set and the value will be expensed over the remaining vesting periods once it becomes probable that the performance targets will be satisfied.

Depreciation, Amortization and Other Expenses (Income)
     Depreciation and amortization of $3.1 million this period decreased $5.2 million from $8.3 million in the prior year’s period, primarily associated with $3.2 million of depreciation and amortization recorded in the prior year’s period from the Media Networks segment prior to its deconsolidation. Estimated amortization expense, based on intangible assets as of September 30, 2010, for the six-months ended March 31, 2011 and for each of the years ending March 31, 2012 through 2015 is approximately $0.3 million, $0.3 million, $0.1 million, nil, and nil, respectively.

     Interest expense of $28.4 million this period increased $8.6 million, or 43.4%, from the prior year’s period of $19.8 million. The following table sets forth the components of interest expense for the six months ended September 30, 2010 and 2009:

	Six Months	Six Months
	Ended	Ended
	September 30,	September 30,
	2010	2009
	(Amounts in millions)
Interest Expense
Cash Based:
Senior revolving credit facility	$3.5	$3.9
Senior subordinated debentures	3.2	5.2
Senior secured second priority notes	12.1	—
Other	0.9	1.0

	19.7	10.1

Non-Cash Based:
Amortization of discount on liability component of senior subordinated debentures	5.8	8.4
Amortization of discount on senior secured second priority notes	0.6	—
Amortization of deferred financing costs	2.3	1.3

	8.7	9.7

	$28.4	$19.8

     Interest and other income was $0.8 million for the period ended September 30, 2010, compared to $0.8 million in the prior year’s period.
     Loss on extinguishment of debt was $14.5 for the six months ended September 30, 2010, resulting from the July 2010 exchange and related conversion of approximately $36.0 million in aggregate principal amount of the February 2005 3.625% Notes and approximately $63.7 million in aggregate principal amount of the October 2004 2.9375% Notes, compared to a gain of $7.5 million in the prior year’s period resulting from the April 2009 exchange of $66.6 million of our February 2005 3.625% convertible senior subordinated notes.
     The following table represents our portion of the income or (loss) of our equity method investees based on our percentage ownership for the six months ended September 30, 2010 and 2009:

	September 30,	Six Months	Six Months
	2010	Ended	Ended
	Ownership	September 30,	September 30,
	Percentage	2010	2009
		(Amounts in millions)
Horror Entertainment, LLC (“FEARnet”)	34.5%	$1.0	$(0.4)
NextPoint, Inc. (“Break.com”)	42.0%	(0.2)	(0.6)
Roadside Attractions, LLC	43.0%	0.1	(0.1)
Studio 3 Partners, LLC (“EPIX”) (1)	31.2%	(31.8)	(2.5)
TV Guide Network (2)	51.0%	(1.0)	(0.6)
Tiger Gate	45.9%	(0.5)	—

		$(32.4)	$(4.2)

(1)	We license certain of our theatrical releases and other films and television programs to EPIX. A portion of the profits of these licenses reflecting our ownership share in the venture are eliminated through an adjustment to the equity interest loss of the venture. These profits are recognized as they are realized by the venture. For the six months ended September 30, 2010, the Company recognized $39.9 million of revenue and $20.6 million of gross profit on the sale of licenses to EPIX. Profits from previous licensing of products to the venture were realized by EPIX during the six months ended June 30, 2010. The equity interest loss for EPIX for the six months ended September 30, 2010 includes $27.9 million, which represents our share of the EPIX losses of $89.7 million for the six months ended June 30, 2010, and $6.4 million representing the elimination of our share of profits on sales to EPIX, reduced by the realization of a portion of the profits previously eliminated on licenses to the venture of $2.5 million.

(2)	We license certain films and/or television programs to TV Guide Network. A portion of the profits of these licenses reflecting our ownership share in the venture are eliminated through an adjustment to the equity interest loss of the venture. These profits are recognized as they are realized by the venture. For the six months ended September 30, 2010, we recognized $5.0 million of revenue and $1.7 million of gross profit on the sale of licenses to TV Guide Network. The equity interest loss for TV Guide Network for the six months ended September 30, 2010 includes $6.9 million, which represents our share of the TV Guide Network losses of $13.6 million for the six months ended September 30, 2010, and $0.9 million representing the elimination of our share of profits on sales to TV Guide Network, reduced by our share of income from the accretion of dividend and discount on TV Guide Network’s redeemable preferred stock units of $6.8 million.

Income Tax Provision
     We had an income tax expense of $2.3 million, or (2.5%), of loss before income taxes in the six months ended September 30, 2010, compared to an expense of $2.0 million, or 2.9%, of income before income taxes in the six months ended September 30, 2009. The tax expense reflected in the current period is primarily attributable to U.S. income taxes and foreign withholding taxes. Our actual annual effective tax rate will differ from the statutory federal rate as a result of several factors, including changes in the valuation allowance against net deferred tax assets, non-temporary differences, foreign income taxed at different rates, and state and local income taxes. Income tax loss carryforwards, subject to certain limitations that may prevent us from fully utilizing them, amount to approximately $156.2 million for U.S. federal income tax purposes available to reduce income taxes over twenty years, $131.1 million for U.S. state income tax purposes available to reduce income taxes over future years with varying expirations, $27.3 million for Canadian income tax purposes available to reduce income taxes over 20 years with varying expirations, and $15.9 million for UK income tax purposes available indefinitely to reduce future income taxes.
Net (Loss) Income
     Net loss for the six months ended September 30, 2010 was $93.7 million, or basic and diluted net loss per common share of $0.75 on 125.7 million weighted average common shares outstanding. This compares to net income for the six months ended September 30, 2009 of $68.1 million, or basic net income per common share of $0.58 on 117.2 million weighted average common shares outstanding. Diluted net income per common share for the six months ended September 30, 2009 was $0.56 on 137.7 million weighted average common shares outstanding.
Liquidity and Capital Resources
Our liquidity and capital resources have been provided principally through cash generated from operations, our senior revolving credit facility, senior secured second-priority notes, issuance of subordinated notes, our Pennsylvania Regional Center credit facility, our film credit facility, borrowings under individual production loans, and certain participation financing arrangements.
Senior Revolving Credit Facility
     Outstanding Amount. At September 30, 2010, the Company had borrowings of $187.0 million (March 31, 2010 — $17.0 million).
     Availability of Funds. At September 30, 2010, there was $127.4 million available (March 31, 2010 — $297.4 million). The Senior Revolving Credit Facility provides for borrowings and letters of credit up to an aggregate of $340 million. The availability of funds is limited by a borrowing base and also reduced by outstanding letters of credit which amounted to $25.6 million at September 30, 2010
(March 31, 2010 — $25.6 million).
     Maturity Date. The senior revolving credit facility expires July 25, 2013.
     Interest. As of September 30, 2010, the senior revolving credit facility bore interest of 2.5% over the “Adjusted LIBOR” rate (effective interest rate of 2.76% and 2.75% as of September 30, 2010 and March 31, 2010, respectively).
     Commitment Fee. The Company is required to pay a quarterly commitment fee based upon 0.375% per annum on the total senior revolving credit facility of $340 million less the amount drawn.
     Securitization. Obligations under the senior revolving credit facility are secured by collateral (as defined in the credit agreement) granted by the Company and certain subsidiaries of the Company, as well as a pledge of equity interests in certain of the Company’s subsidiaries.
     Covenants. The senior revolving credit facility contains a number of affirmative and negative covenants that, among other things, require the Company to satisfy certain financial covenants and restrict the ability of the Company to incur additional debt, pay dividends and make distributions, make certain investments and acquisitions, repurchase its stock and prepay certain indebtedness, create liens, enter into agreements with affiliates, modify the nature of its business, enter into sale-leaseback transactions, transfer and sell material assets and merge or consolidate.

     Change in Control. Under the senior revolving credit facility, the Company may also be subject to an event of default upon a change in control (as defined in the senior revolving credit facility) which, among other things, includes a person or group acquiring ownership or control in excess of 50% (amended from 20% on June 22, 2010) of the Company’s common stock.
     Senior Secured Second-Priority Notes
     On October 21, 2009, Lions Gate Entertainment, Inc. (“LGEI”) issued $236.0 million aggregate principal amount of senior secured second-priority notes due 2016 (the “Senior Notes”) in a private offering conducted pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended (the “Securities Act”).
     Outstanding Amount. The outstanding amount is set forth in the table below:

	September 30,	March 31,
	2010	2010
	(Amounts in thousands)
Principal amount of Senior Secured Second-Priority Notes	$236,000	$236,000
Unamortized discount (remaining period as of September 30, 2010 of 6.1 years )	(10,236)	(10,845)

Net carrying amount of Senior Secured Second-Priority Notes	$225,764	$225,155

     Maturity Date. The Senior Notes are due November 1, 2016.
     Original Issue Discount. The Senior Notes were issued by LGEI at an initial price of 95.222% (original issue discount — 4.778%) of the principal amount.
     Interest. The Senior Notes pay interest semi-annually on May 1 and November 1 of each year at a rate of 10.25% per year.
     Net Proceeds. The net proceeds, after deducting discounts, fees paid to the initial purchaser, and all transaction costs (including accrued legal, accounting and other professional fees) from the sale of the Senior Notes was approximately $214.3 million, which was used by LGEI to repay a portion of its outstanding debt under its senior revolving credit facility. The original issue discount, interest and deferred financing costs are being amortized through November 1, 2016 using the effective interest method.
     Securitization. The Senior Notes are guaranteed on a senior secured basis by the Company, and certain wholly-owned subsidiaries of both the Company and LGEI. The Senior Notes are ranked junior in right of payment to the Company’s senior revolving credit facility, ranked equally in right of payment to the Company’s subordinated notes, and ranked senior to any of the Company’s unsecured debt.
     Covenants. The Senior Notes contain certain restrictions and covenants that, subject to certain exceptions, limit our ability to incur additional indebtedness, pay dividends or repurchase the Company’s common shares, make certain loans or investments, and sell or otherwise dispose of certain assets subject to certain conditions, among other limitations.
Convertible Senior Subordinated Notes
     As of September 30, 2010 we have convertible senior subordinated notes outstanding of $136.4 million in aggregate principal amount (carrying value – $102.9 million). In October 2011, March 2012 and March 2015 $46.3 million, $23.5 million and $66.6 million, respectively, of these convertible senior subordinated notes are redeemable by the holder.
     July 20, 2010 Refinancing Exchange Agreement. On July 20, 2010, we entered into a Refinancing Exchange Agreement to exchange approximately $36.0 million in aggregate principal amount of the February 2005 3.625% Notes and approximately $63.7 million in aggregate principal amount of the October 2004 2.9375% Notes for equal principal amounts, respectively, of new 3.625% Convertible Senior Subordinated Notes due 2027 (the “New 3.625% Notes”) and new 2.9375% Convertible Senior Subordinated Notes due 2026 (the “New 2.9375% Notes”, and together with the New 3.625% Notes, the “New Notes”). The New Notes took effect immediately and all terms were identical to the February 2005 3.625% Notes and October 2004 2.9375 Notes except that the New Notes had an extended maturity date, extended put rights by two years, and were immediately convertible at an initial conversion rate of 161.2903 common shares of the Company per $1,000 principal amount of New Notes (conversion price per share of $6.20), subject to specified contingencies.

     Also on July 20, 2010, the New Notes were converted into 16,236,305 common shares of the Company. As a result, the New Notes are no longer outstanding as of July 20, 2010.
     Key Terms of Convertible Senior Subordinated Notes:
     October 2004 2.9375% Notes. In October 2004, LGEI sold $150.0 million of the October 2004 2.9375% Notes.
          Outstanding Amount: As of September 30, 2010, $46.3 million of aggregate principal amount (carrying value — $43.3 million) of the October 2004 2.9375% Notes remain outstanding.
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
          Conversion Features: The holder may convert the October 2004 2.9375% Notes into our common shares prior to maturity only if the price of our common shares issuable upon conversion of a note reaches or falls below a certain specific threshold over a specified period, the notes have been called for redemption, a change in control occurs or certain other corporate transactions occur. Before the close of business on or prior to the trading day immediately before the maturity date, the holder may convert the notes into our common shares. The conversion rate is equal to 86.9565 shares per $1,000 principal amount of the October 2004 2.9375% Notes, subject to adjustment in certain circumstances, which represents a conversion price of approximately $11.50 per share. Upon conversion of the October 2004 2.9375% Notes, we have the option to deliver, in lieu of common shares, cash or a combination of cash and our common shares.
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

     February 2005 3.625% Notes. In February 2005, LGEI sold $175.0 million of the February 2005 3.625% Notes.
          Outstanding Amount: As of September 30, 2010, $23.5 million of aggregate principal amount (carrying value — $21.4 million) of the February 2005 3.625% Notes remain outstanding.
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
     April 2009 3.625% Notes. In April 2009, LGEI issued approximately $66.6 million of the April 2009 3.625% Notes.
          Outstanding Amount: As of September 30, 2010, $66.6 million of aggregate principal amount (carrying value — $38.2 million) of the April 2009 3.625% Notes remain outstanding.
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

Production Loans and Participation Financing Arrangements
     Individual Production Loans: As of September 30, 2010 amounts outstanding under individual production loans was $191.9 million. Individual productions loans represent individual loans for the production of film and television programs that we produce. Individual production loans have contractual repayment dates either at or near the expected completion date, with the exception of certain loans containing repayment dates on a longer term basis. Individual production loans of $124.8 million incur interest at rates ranging from 3.45% to 4.00%, and approximately $67.0 million of production loans are non-interest bearing.
     Film Credit Facility: On October 6, 2009, we entered into a revolving film credit facility agreement, as amended effective December 31, 2009 (the “Film Credit Facility”), which provides for borrowings for the acquisition or production of motion pictures. Currently, the Film Credit Facility provides for total borrowings up to $120 million, subject to a borrowing base, and can be increased to $200 million if additional lenders or financial institutions become a party to and provide a commitment under the facility. The Film Credit Facility has a maturity date of April 6, 2013. Borrowings under the facility carry an interest rate of 3.25% over the “LIBO” rate (as defined in the credit agreement). The weighted average interest rate on borrowings outstanding as of September 30, 2010 was 3.51% (March 31, 2010 — 3.50%). We are required to pay a quarterly commitment fee of 0.75% per annum on the unused commitment under the Film Credit Facility. Borrowings under the Film Credit Facility are due the earlier of (a) nine months after delivery of each motion picture or (b) April 6, 2013. Borrowings under the Film Credit Facility are subject to a borrowing base calculation and are secured by interests in the related motion pictures, together with certain other receivables from other motion picture and television productions pledged by us, including a minimum pledge of such receivables of $25 million. Receivables pledged to the Film Credit Facility must be excluded from the borrowing base calculation under our senior revolving credit facility as described in Note 7 to our unaudited condensed financial statements. At September 30, 2010, we had borrowings of $39.4 million (March 31, 2010 — $35.7 million) and $80.6 million remains available under the Film Credit Facility (March 31, 2010 — $84.3 million).
     Pennsylvania Regional Center: On April 9, 2008, we entered into a loan agreement with the Pennsylvania Regional Center, which provides for the availability of production loans up to $66,500,000 on a five-year term for use in film and television productions in the State of Pennsylvania. The amount that was borrowed was limited to approximately one half of the qualified production costs incurred in the State of Pennsylvania through the two-year period ended April 2010, and is subject to certain other limitations. Under the terms of the loan, for every dollar borrowed, our production companies are required (within a two-year period) to either create a specified number of jobs, or spend a specified amount in certain geographic regions in the State of Pennsylvania. Amounts borrowed under the agreement carry an interest rate of 1.5%, which is payable semi-annually, and the principal amount is due on the five-year anniversary date of the first borrowing under the agreement (i.e., April 2013). The loan is secured by a first priority security interest in our film library pursuant to an intercreditor agreement with our senior lender under our senior revolving credit facility. Pursuant to the terms of our senior revolving credit facility, we are required to maintain certain collateral equal to the loans outstanding plus 5% under this facility. Such collateral can consist of cash, cash equivalents or debt securities, including our subordinated debt repurchased. As of September 30, 2010, $72.8 million principal value (fair value — $71.6 million) of our subordinated debt repurchased in December 2009 (see Note 11 to our unaudited condensed financial statements) was held as collateral under our senior revolving credit facility (March 31, 2010 — $72.8 million principal value, $69.5 million fair value).
     All amounts borrowed under this loan agreement with the Pennsylvania Regional Center are due April 11, 2013, five years from the date that we began to borrow under this agreement.
Participation Financing Arrangements
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
     Société Générale de Financement du Québec. On July 30, 2007, we entered into a four-year filmed entertainment slate participation agreement with SGF. SGF will provide up to 35% of production costs of television and feature film productions produced in Québec for a four-year period for an aggregate participation of up to $140 million, and we will advance all amounts necessary to fund the remaining budgeted costs. The maximum aggregate of budgeted costs over the four-year period will be $400 million, including our portion, but no more than $100 million per year. In connection with this agreement, we and SGF will proportionally share in the proceeds derived from the productions after we deduct a distribution fee, recoup all distribution expenses and releasing costs, and pay all applicable third party participations and residuals. Under the terms of the arrangement, $35 million is available through July 30, 2011. Of the $35 million available through July 30, 2011, $4.9 million was provided through September 30, 2010, with the remaining commitment expiring on July 30, 2011.
Filmed Entertainment Backlog
     Filmed Entertainment Backlog. Backlog represents the amount of future revenue not yet recorded from contracts for the licensing of films and television product for television exhibition and in international markets. Backlog at September 30, 2010 and March 31, 2010 is $426.0 million and $448.9 million, respectively.
Discussion of Operating, Investing, Financing Cash Flows
     Cash Flows Used in Operating Activities. Cash flows used in operating activities for the six months ended September 30, 2010 were $94.8 million compared to cash flows used in operating activities in the six months ended September 30, 2009 of $169.3 million. The decrease in cash used in operating activities was primarily due to increases in cash provided by changes in accounts payable and accrued liabilities, investment in films and television programs, participations and residuals, film obligations and deferred revenues, increases in non-cash stock-based compensation, loss on extinguishment of debt and equity interest loss, offset by a net loss for the six months ended September 30, 2010 compared to net income for the six months ended September 30, 2009, a decrease in amortization of films and television programs, and increases in restricted cash and accounts receivable.
     Cash Flows Used in Investing Activities. Cash flows used in investing activities of $31.5 million for the six months ended September 30, 2010 consisted of $15.0 million for the buy-out of the earn-out associated with the acquisition of Debmar-Mercury (see Note 13 to our unaudited condensed consolidated financial statements), $0.9 million for purchases of property and equipment and $22.7 million of capital contributions to companies accounted as equity method investments, partially offset by $7.1 million repayments on loans made to a third party producer. Cash flows used in investing activities of $8.8 million for the six months ended September 30, 2009 consisted of $2.2 million for purchases of property and equipment and $14.9 million of capital contributions to companies accounted as equity method investments, offset by $8.3 million repayments on loans made to a third party producer.
     Cash Flows Provided by Financing Activities. Cash flows provided by financing activities of $134.0 million for the six months ended September 30, 2010 resulted from borrowings of $343.0 million under the senior revolving credit facility and $90.3 million under production loans, partially offset by $173.0 million repayment on the senior revolving credit facility, $105.8 million repayment of production loans, and $12.3 million paid for tax withholding requirements associated with our equity awards. Cash flows provided by financing activities of $137.5 million for the six months ended September 30, 2009 resulted from increased production loans of $128.1 million and proceeds of $113.4 million from the sale of our 49% interest in TV Guide Network, offset by $102.5 million repayment of production loans, $1.3 million paid for tax withholding requirements associated with our equity awards, and $0.1 million repayment of other financing obligations.

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
Future commitments under contractual obligations as of September 30, 2010 are as follows:

	Six Months
	Ended
	March 31,	Year Ended March 31,
	2011	2012	2013	2014	2015	Thereafter	Total
	(Amounts in thousands)
Future annual repayment of debt and other financing obligations recorded as of September 30, 2010
Senior revolving credit facility	$—	$—	$—	$187,000	$—	$—	$187,000
Production loans(1)
Individual production loans	45,074	131,776	—	15,000	—	—	191,850
Pennsylvania Regional Center production loans	—	—	—	65,751	—	—	65,751
Film Credit Facility	32,255	7,115	—	—	—	—	39,370
Subordinated notes and other financing obligations (2)
October 2004 2.9375% Notes	—	46,326	—	—	—	—	46,326
February 2005 3.625% Notes	—	23,470	—	—	—	—	23,470
April 2009 3.625% Notes	—	—	—	—	66,581	—	66,581
Other financing obligations	—	—	3,718	—	—	—	3,718
Senior secured second priority notes (3)	—	—	—	—	—	236,000	236,000

	$77,329	$208,687	$3,718	$267,751	$66,581	$236,000	$860,066
Contractual commitments by expected repayment date
Film obligations(1)	$32,043	$—	$—	$—	$—	$—	$32,043
Distribution and marketing commitments (4)	11,010	27,971	22,000	—	—	—	60,981
Minimum guarantee commitments (5)	79,242	43,945	12,648	300	—	—	136,135
Production loan commitments (5)	14,960	34,262	—	—	—	—	49,222
Cash interest payments on subordinated notes and other financing obligations	2,461	4,921	2,440	2,414	2,414	—	14,650
Cash interest payments on senior secured second priority notes	12,095	24,190	24,190	24,190	24,190	48,380	157,235
Operating lease commitments	4,448	9,065	9,446	9,511	8,960	4,719	46,149
Other contractual obligations	351	704	—	—	—	—	1,055
Employment and consulting contracts	20,181	29,729	16,537	7,478	2,634	1,880	78,439

	$176,791	$174,787	$87,261	$43,893	$38,198	$54,979	$575,909

Total future commitments under contractual obligations	$254,120	$383,474	$90,979	$311,644	$104,779	$290,979	$1,435,975

(1)	Production loans represent loans for the production of film and television programs that we produce. Film obligations include minimum guarantees and theatrical marketing obligations as disclosed in Note 10 of our unaudited condensed consolidated financial statements. Repayment dates are based on anticipated delivery or release date of the related film or contractual due dates of the obligation.

(2)	Subordinated notes and other financing obligations reflect the principal amounts of the October 2004 2.9375% Notes, the February 2005 3.625% Notes and the April 2009 3.625% Notes and other financing obligations. The future repayment dates of the Senior Notes represent the first redemption date by the holder for each note respectively. As of September 30, 2010, the carrying value of our subordinated notes was as follows: October 2004 2.9375% Notes — $43.3 million; February 2005 3.625% Notes — $21.4 million; and April 2009 3.625% Notes — $38.2 million. The difference between the carrying value and the principal amounts is being amortized as a non-cash charge to interest expense over the expected life of the subordinated notes.

(3)	The Senior Notes reflect the principal amount payable in November 2016 with a carrying amount of $225.8 million as of September 30, 2010. The difference between the carrying value and the principal amount is being amortized as a non-cash charge to interest expense over the expected life of the Senior Notes.

(4)	Distribution and marketing commitments represent contractual commitments for future expenditures associated with distribution and marketing of films which we will distribute. The payment dates of these amounts are primarily based on the anticipated release date of the film.

(5)	Minimum guarantee commitments represent contractual commitments related to the purchase of film rights for future delivery. Production loan commitments represent amounts committed for future film production and development to be funded through production financing and recorded as a production loan liability. Future payments under these commitments are based on anticipated delivery or release dates of the related film or contractual due dates of the commitment. The amounts include future interest payments associated with the commitment.
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
     Currency Rate Risk. We enter into forward foreign exchange contracts to hedge our foreign currency exposures on future production expenses denominated in various foreign currencies. As of September 30, 2010, we had outstanding forward foreign exchange contracts to buy Canadian dollars of less than $0.1 million in exchange for less than US$0.1 million over a period of one week, with a weighted average exchange rate of one US dollar equaling $1.01 Canadian dollars. We also had outstanding forward exchange contracts to buy US$11.7 million in exchange for British Pound Sterling £7.6 million over a period of 10 months at a weighted average exchange rate of one British Pound Sterling equals US$1.54. Changes in the fair value representing a net unrealized fair value loss on foreign exchange contracts that qualified as effective hedge contracts outstanding during the six months ended September 30, 2010 amounted to $0.7 million and are included in accumulated other comprehensive loss, a separate component of shareholders’ equity. These contracts are entered into with a major financial institution as counterparty. We are exposed to credit loss in the event of nonperformance by the counterparty, which is limited to the cost of replacing the contracts, at current market rates. We do not require collateral or other security to support these contracts.
     Interest Rate Risk. Certain of the Company’s borrowings primarily borrowings under its senior revolving credit facility, certain production loans and the Film Credit Facility, are, and are expected to continue to be, at variable rates of interest and expose the Company to interest rate risk. If interest rates increase, the Company’s debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and its net income would decrease. The applicable margin with respect to loans under the senior revolving credit facility is a percentage per annum equal to 2.50% plus an adjusted rate based on LIBOR. The applicable margin with respect to loans under the Film Credit Facility is a percentage per annum equal to 3.25% over the “LIBO” rate (as defined in the credit agreement). Assuming the senior revolving credit facility and the Film Credit Facility are fully drawn, based on the applicable LIBOR in effect as of September 30, 2010, each quarter point change in interest rates would result in a $0.9 million change in annual interest expense on the senior revolving credit facility and $0.3 million change in annual interest expense on the Film Credit Facility. The variable interest production loans incur interest at rates ranging from approximately 3.45% to 4.00% and applicable margins ranging from 1.5% over an adjusted rate based on LIBOR to 3.25% over LIBOR. A quarter point increase of the interest rates on the outstanding principal amount of our variable rate production loans would result in $0.3 million in additional costs capitalized to the respective film or television asset.
The following table presents the Company’s financial instruments that are sensitive to changes in interest rates. The table also presents the cash flows of the principal amounts of the financial instruments with the related weighted-average interest rates by expected maturity dates and the fair value of the instrument as of September 30, 2010:

	Six Months
	Ended
	March 31,	Year Ended March 31,
								Fair Value
	2011	2012	2013	2014	2015	Thereafter	Total	September 30, 2010
	(US$ in thousands, principal amounts)
Variable Rates:
Senior Revolving Credit Facility (1)	$—	$—	$—	$187,000	$—	$—	$187,000	$187,000
Average Interest Rate	—	—	—	2.76%	—	—
Production Loans (2):
Individual production loans	23,049	101,788	—	—	—	—	124,837	124,837
Average Interest Rate	3.86%	3.85%	—	—	—	—
Film Credit Facility	32,255	7,115	—	—	—	—	39,370	39,370
Average Interest Rate	3.51%	3.51%	—	—	—	—
Fixed Rates:
Production Loans (3):
Pennsylvania Regional Center production loans	—	—	—	65,751	—	—	65,751	61,321
Average Interest Rate	—	—	—	1.50%	—	—
Subordinated Notes (4):
October 2004 2.9375% Notes	—	46,326	—	—	—	—	46,326	45,743
Average Interest Rate	—	2.94%	—	—	—	—
February 2005 3.625% Notes	—	23,470	—	—	—	—	23,470	22,585
Average Interest Rate	—	3.63%	—	—	—	—
April 2009 3.625% Notes	—	—	—	—	66,581	—	66,581	53,045
Average Interest Rate	—	—	—	—	3.63%	—
Other Financing Obligations (5)	—	—	3,718	—	—	—	3,718	3,718
Average Interest Rate	—	—	8.02%	—	—	—
Senior Secured Second Priority Notes (6)	—	—	—	—	—	236,000	236,000	238,065
Average Interest Rate	—	—	—	—	—	10.25%

	$55,304	$178,699	$3,718	$252,751	$66,581	$236,000	$793,053	$775,684

(1)	Senior revolving credit facility, which expires July 25, 2013 bears interest of 2.50% over the Adjusted LIBOR rate. At September 30, 2010, we had borrowings of $187.0 million under this facility.

(2)	Amounts owed to film production entities on anticipated delivery date or release date of the titles or the contractual due dates of the obligation. Production loans of $164.2 million incur interest at rates ranging from approximately 3.45% to 4.00%. Not included in the table above are approximately $67.0 million of production loans which are non-interest bearing.

(3)	Long term production loans of $65.8 million with a fixed interest rate equal to 1.5%.

(4)	Subordinated notes reflect the principal amounts of the October 2004 2.9375% Notes, the February 2005 3.625% Notes and the April 2009 3.625% Notes as of September 30, 2010, and the repayment dates fall on the first redemption date by the holder for each note respectively.

(5)	Other financing obligation with fixed interest rate equal to 8.02%.

(6)	Senior Notes reflect the principal amount of $236.0 million with a fixed interest rate equal to 10.25%.
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
     As of September 30, 2010, the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures were effective as of September 30, 2010.
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
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
     On July 23, 2010, Icahn Partners LP, a limited partnership governed by the laws of Delaware and certain entities affiliated with Icahn Partners LP (collectively, the “Offeror”) filed a petition in the Supreme Court of British Columbia (the “BC Court”) against the Company, Dr. Mark Rachesky, MHR Fund Management LLC and MHR Institutional Partners III LP (the “MHR Fund”) and Kornitzer Capital Management, Inc. (the “BC Action”). The Offeror filed an amended petition on July 26, 2010. Dr. Mark Rachesky, a director of the Company, is the managing member of MHR Institutional Partners III LP’s general partner. Among other things, the Offeror claims that a July 20, 2010 Refinancing Exchange Agreement (the “Exchange”) between the Company and Kornitzer Capital Management, Inc. to exchange certain convertible notes of the Company’s wholly owned subsidiary, LGEI, is “oppressive” to the Offeror under British Columbia law. The Offeror seeks, among other things, orders (1) declaring that the Company is oppressing its shareholders, (2) prohibiting MHR Institutional Partners III LP from transferring or voting its new shares, (3) prohibiting the Company from issuing any securities, (4) unwinding the July 20 transactions between the MHR Fund, Lionsgate, and Kornitzer Capital Management, Inc. (which includes the Exchange, the Note Sale and the Conversion) and (5) compensating the petitioners. For purposes of this Item 1, the “Note Sale” means the July 20, 2010 entry into a Purchase Agreement and subsequent sale of the new notes received by Kornitzer Capital Management, Inc. in the Exchange to MHR Institutional Partners III LP. Additionally, the “Conversion” means, after the consummation of the Note Sale, the July 20, 2010 exercise by MHR Institutional Partners III LP of conversion rights under the new notes whereby the new notes were converted in full into 16,236,306 common shares of the Company. The BC Court heard argument during the week of October 11, 2010. On November 1, 2010, the

Supreme Court of British Columbia issued a final order and decision dismissing the Offeror’s claims in their entirety and awarding costs to the Company. On November 2, 2010, the Offeror announced its intent to appeal the decision. On November 5, 2010, the British Columbia Court of Appeal denied the Offeror’s request for an order preventing the Company from setting its Annual General Meeting of Shareholders for a date earlier than January 21, 2011.
     The Offeror also sought an order from the British Columbia Securities Commission (the “BCSC”) on July 22, 2010 requiring, among other things, that Dr. Rachesky, the MHR Fund, and their respective affiliates cease trading in any securities of the Company until further order of the BCSC and that the Company and each of its directors cease trading in any securities of the Company until further order of the BCSC. The Offeror alleged that the Exchange was, among other things, an unlawful defensive tactic, and that the disclosures concerning the transactions violated applicable securities laws. A hearing on the request for a temporary cease trade order was held on July 28, 2010, and the BCSC determined to dismiss the Offeror’s application for a temporary cease trade order against the Company and the MHR Fund.
     On July 26, 2010, the Offeror filed suit in New York Supreme Court against the Company, the Board of Directors of the Company, LGEI, Dr. Rachesky, the MHR Fund, MHR Institutional Advisors II LLC, MHR Institutional Advisors III LLC, and Kornitzer Capital Management, Inc. and its principal John C. Kornitzer (the “New York Action”). The Offeror claims, among other things, that the Exchange and subsequent issuance of common shares of the Company to Dr. Rachesky’s fund through the Conversion constitutes (1) a breach of a certain July 9, 2010 letter agreement between the Company and the Offeror; (2) tortious interference with the same July 9 letter agreement; and (3) tortious interference with prospective business relationships. The complaint seeks, among other things, a preliminary and permanent injunction rescinding the Exchange and share issuance; a preliminary injunction prohibiting all defendants from voting their shares in any election of directors or any other shareholder vote; and an award of compensatory and punitive damages. On August 26, 2010, the defendants moved to dismiss or stay the New York Action. Those motions are currently pending.
     On October 28, 2010, the Company filed an action in the United States District Court for the Southern District of New York against Carl Icahn, Brett Icahn, and various investment vehicles controlled by Carl Icahn. The action is captioned Lions Gate Entertainment Corp. v. Carl C. Icahn, Brett Icahn, Icahn Partners LP, High River Limited Partnership, Hopper Investments LLC, Barberry Corp., Icahn Onshore LP, Icahn Offshore LP, Icahn Capital LP, IPH GP LLC, Icahn Enterprises Holdings L.P., Icahn Enterprises G.P. Inc., and Beckton Corp., No. 10-CV-8169. The complaint, filed as Exhibit (a)(8) to the Company’s Amendment No. 7 to the Schedule 14D-9, filed with the Securities and Exchange Commission on October 29, 2010, alleges violations of Sections 13(d), 14(a), 14(d), and 14(e) of the Securities Exchange Act of 1934, and certain rules promulgated thereunder, and tortious interference with prospective business relations under state law. The complaint seeks damages and injunctive relief, including an order requiring the defendants to make corrective disclosures before the Company’s 2010 annual general meeting of shareholders.
Item 1A. Risk Factors.
Other than as set forth below, there were no other material changes to the risk factors previously reported in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010.
An increase in the ownership of our common shares by certain shareholders could trigger a change in control under the agreements governing our long-term indebtedness.
The agreements governing certain of our long-term indebtedness contain change in control provisions that are triggered when any of our shareholders, directly or indirectly, acquires ownership or control in excess of a certain percentage of our common shares. As of September 30, 2010, three of our shareholders, Carl C. Icahn, Mark H. Rachesky, M.D. and Capital Research Global Investors and their respective affiliates, beneficially owned approximately 32.7%, 28.9% and 9.2%, respectively, of our outstanding common shares. Under certain circumstances, including the acquisition of ownership or control by a person or group in excess of 50% of our common shares, the noteholders of our unsecured convertible senior subordinated notes and the Senior Notes may require us to repurchase all or a portion of such notes upon a change in control and the noteholders of our unsecured convertible senior subordinated notes may be entitled to receive a make whole premium based on the price of our common shares on the change in control date. We may not be able to repurchase these notes upon a change in control because we may not have sufficient funds. Further, we may be contractually restricted under the terms of our senior revolving credit facility and the Film Credit Facility from repurchasing all of the notes tendered by holders upon a change in control. Our failure to repurchase the notes upon a change in control would cause a default under the indentures governing the Senior Notes and our unsecured convertible senior subordinated notes and a cross-default under the senior revolving credit facility and the Film Credit Facility.
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
As of September 30, 2010, three of our shareholders beneficially owned an aggregate of 96,745,875 of our common shares, or approximately 70.9% of the outstanding shares. In addition, one of these shareholders, Mark H. Rachesky, M.D., the beneficial owner of approximately 28.9% of our outstanding common shares currently serves on our Board of Directors. Accordingly, these three shareholders, collectively, have the power to exercise substantial influence over us and on matters requiring approval by our shareholders, including the election of directors, the approval of mergers and other significant corporate transactions. This concentration of ownership may make it more difficult for other shareholders to effect substantial changes in our company and may also have the effect of delaying, preventing or expediting, as the case may be, a change in control of our company.
Sales of a substantial number of shares of our common shares, or the perception that such sales might occur, could have an adverse effect on the price of our common shares, and therefore our ability to raise additional capital to fund our operations.
As of September 30, 2010, 2010, over 70% of our common shares were held beneficially by certain individuals and institutional investors who each had ownership of greater than 5% of our common shares. Sales by such individuals and institutional investors of a substantial number of shares of our common shares into the public market, or the perception that such sales might occur, could have an adverse effect on the price of our common shares, which could materially impair our ability to raise capital through the sale of common shares or debt that is convertible into our common shares.
We have brought, or been named in, three lawsuits related to the Exchange, and we may bring, or be named in, additional lawsuits in the future. This litigation could become time consuming and expensive and could harm our business.
We and members of our board of directors have been named in two lawsuits brought by the Offeror, one in the Supreme Court of British Columbia and one in the New York Supreme Court. Among other things, the Offeror alleges, in the action brought in the Supreme Court of British Columbia, that the Exchange is oppressive to the Offeror under British Columbia law and, in the action brought in the New York Supreme Court, that the Exchange and the subsequent issuance of common shares of the Company to Dr. Rachesky’s fund through the Conversion constitutes a breach of contract, tortious interference with a contract and tortious interference with prospective business relations. Both lawsuits seek damages and equitable relief. In addition, the Company filed an action in the United States District Court for the Southern District of New York against Carl Icahn, Brett Icahn and various investment vehicles controlled by Carl Icahn alleging violations of the Securities Exchange Act of 1934, and certain rules promulgated thereunder, and tortious interference with prospective business relations and seeking damages and injunctive relief. These actions re discussed separately and in more detail above in “Item 1. Legal Proceedings.”
We have obligations under certain circumstances to indemnify each of the defendant directors against liabilities or obligations of the defendant directors and expenses in relation to claims, actions, proceedings, investigations, or orders by reason of the defendant directors being or having been directors of the Company or any action or omission of the defendant directors acting as directors of the Company. We cannot predict the outcome of these lawsuits, nor can we predict the amount of time and expense that will be required to resolve these lawsuits. If these lawsuits or any future lawsuits become time consuming and expensive, or if there are unfavorable outcomes in any of these cases, our business could be harmed.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities
As disclosed on a Current Report on Form 8-K filed on July 21, 2010, on July 20, 2010, LGEI entered into a Refinancing Exchange Agreement to exchange $36,009,000 in aggregate principal amount of the Issuer’s existing 3.625% Convertible Senior Subordinated Notes due 2025 (the “Existing 3.625% Notes”) and $63,709,000 in aggregate principal amount of the Issuer’s 2.9375% Convertible Senior Subordinated Notes due 2024 (the “ Existing 2.9375% Notes”, and together with the Existing 3.625% Notes, the “Existing Notes”) for equal principal amounts, respectively, of new 3.625% Convertible Senior Subordinated Notes due 2027 (the “New 3.625% Notes”) and new 2.9375% Convertible Senior Subordinated Notes due 2026 (the “New 2.9375% Notes”, and together with the New 3.625% Notes, the “New Notes”). The New Notes took effect immediately and were identical to the Existing Notes but had an extended maturity date, extended put rights by two years, and were immediately convertible at an initial conversion rate of 161.2903 common shares of the Company per $1,000 principal amount of New Notes, subject to specified contingencies.
The New Notes and the common shares issued on conversion thereof have not been registered under the Securities Act of 1933, as amended (the “Securities Act”). As described above. Approximately $99,718,000 aggregate principal amount of New Notes were issued in reliance on an exemption from registration provided by Section 4(2) of and Regulation D under the Securities Act. The New Notes were immediately convertible at an initial conversion rate of 161.2903 common shares of the Company per $1,000 principal amount of New Notes, and were subsequently converted into 16,236,306 common shares of the Company.
Also on July 20, 2010, the New Notes were converted in full into 16,236,306 common shares of the Company. As a result, the New Notes are no longer outstanding and neither LGEI nor the Company presently have any obligations under the New Notes.
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
There were no purchases of shares of our common stock by us during the three months ended September 30, 2010.
Item 3. Defaults Upon Senior Securities.
None
Item 4. Removed and Reserved.
Item 5. Other Information.
None.
Item 6. Exhibits.

Exhibit
Number	Description of Documents
3.1 (1)	Articles

3.2 (2)	Notice of Articles

3.3 (3)	Vertical Short Form Amalgamation Application

3.4 (3)	Certificate of Amalgamation

4.15 (4)	Rights Plan, dated as of July 1, 2010, between Lions Gate Entertainment Corp. and CIBC Mellon Trust Company.

4.16 (5)	Form of Lions Gate Entertainment Inc. 3.625% Convertible Senior Subordinated Note due 2027

4.17 (5)	Form of Lions Gate Entertainment Inc. 2.9375% Convertible Senior Subordinated Note due 2026

10.79 (6)	Letter, dated as of July 9, 2010, from Lions Gate Entertainment Corp. to Carl C. Icahn.

10.80 (5)	Refinancing Exchange Agreement, dated July 20, 2010, by Lions Gate Entertainment Inc. and Kornitzer Capital Management, Inc.

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Shareholder’s Equity, (iv) the Condensed Consolidated Statements of Cash Flows and (v) related notes, tagged as blocks of text

(1)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005 as filed on June 29, 2005.

(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2009 as filed on November 9, 2009.

(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007 as filed on May 30, 2007.

(4)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on July 1, 2010.

(5)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on July 21, 2010.

(6)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on July 9, 2010.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIONS GATE ENTERTAINMENT CORP.
By:	/s/ James Keegan
	Name:	James Keegan
	Title:	Duly Authorized Officer and Chief Financial Officer

Date: November 9, 2010