Form 10-Q
period 2010-12-31
LIONS GATE ENTERTAINMENT CORP /CN/
filed 2011-02-09
CIK 929351

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2010
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at February 1, 2011
Common Shares, no par value per share	136,740,665 shares

Item	Page

PART I — FINANCIAL INFORMATION
1. Financial Statements	4
2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	40
3. Quantitative and Qualitative Disclosures About Market Risk	75
4. Controls and Procedures	76

PART II — OTHER INFORMATION
1. Legal Proceedings	78
1A. Risk Factors	79
2. Unregistered Sales of Equity Securities and Use of Proceeds	80
3. Defaults Upon Senior Securities	80
4. Removed and Reserved	80
5. Other Information	80
6. Exhibits	80
EX-3.2
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

FORWARD-LOOKING STATEMENTS
     This report contains statements that are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terminology, including the terms “may,” “intend,” “will,” “could,” “would,” “expect,” “anticipate,” “potential,” “believe,” “estimate,” “plan,” “project,” “forecast,” or the negative of these terms, as applicable, and similar expressions intended to identify forward-looking statements.
     These forward-looking statements are not guarantees of future performance — they reflect Lions Gate Entertainment Corp.’s current views with respect to future events and are based on assumptions and are subject to risks and uncertainties. Also, these forward-looking statements present our estimates and assumptions only as of the date of this report. Except for our ongoing obligation to disclose material information as required by federal securities laws, we do not intend to update you concerning any new information, future revisions, events or otherwise, to any forward-looking statements to reflect events or circumstances occurring after the date of this report.
     Our actual results of operations, financial condition and liquidity and the development of the industry in which we operate may differ materially and adversely from what is expressed or forecasted in the forward-looking statements as a result of various important factors, including, but not limited to, the substantial investment of capital required to produce and market films and television series, increased costs for producing and marketing feature films, budget overruns, limitations imposed by our credit facilities and notes, unpredictability of the commercial success of our motion pictures and television programming, the cost of defending our intellectual property, difficulties in integrating acquired businesses, technological changes and other trends affecting the entertainment industry, and the risk factors found under the heading “Risk Factors” found in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on June 1, 2010, which risk factors are incorporated herein by reference, as updated by the risk factors found under Part II Item 1A. Risk Factors herein. In addition, even if our results of operations, financial condition and liquidity, and the development of the industry in which we operate are consistent with the forward-looking statements contained in this report, those results or developments may not be indicative of results or developments in subsequent periods.
     Unless otherwise indicated, all references to the “Company,” “Lionsgate,” “we,” “us,” and “our” include reference to our subsidiaries as well.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2010	2010
	(Amounts in thousands,
	except share amounts)
ASSETS
Cash and cash equivalents	$69,578	$69,242
Restricted cash	19,322	4,123
Restricted investments	—	6,995
Accounts receivable, net of reserve for returns and allowances of $84,357 (March 31, 2010 - $87,978) and provision for doubtful accounts of $7,685 (March 31, 2010 - $7,676)	400,001	292,924
Investment in films and television programs, net	682,775	661,105
Property and equipment, net	10,020	12,414
Equity method investments	159,212	179,071
Goodwill	239,254	239,254
Other assets	49,457	62,027

Total assets	$1,629,619	$1,527,155

LIABILITIES
Senior revolving credit facility	$224,250	$17,000
Senior secured second-priority notes	226,005	225,155
Accounts payable and accrued liabilities	269,873	253,745
Participations and residuals	281,605	302,677
Film obligations and production loans	278,347	351,769
Subordinated notes and other financing obligations	108,740	192,036
Deferred revenue	164,180	130,851

Total liabilities	1,553,000	1,473,233

Commitments and contingencies

SHAREHOLDERS’ EQUITY

Common shares, no par value, 500,000,000 shares authorized, 136,713,477 and 117,951,754 shares issued at December 31, 2010 and March 31, 2010, respectively	641,471	521,164
Accumulated deficit	(560,375)	(460,631)
Accumulated other comprehensive loss	(4,477)	(6,611)

Total shareholders’ equity	76,619	53,922

Total liabilities and shareholders’ equity	$1,629,619	$1,527,155

See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,
	2010	2009	2010	2009
	(Amounts in thousands, except per share amounts)
Revenues	$422,905	$342,584	$1,205,805	$1,087,859
Expenses:
Direct operating	204,691	200,265	600,480	600,298
Distribution and marketing	158,978	156,371	461,480	339,951
General and administration	35,938	30,215	134,335	97,766
Depreciation and amortization	1,409	2,322	4,485	10,616

Total expenses	401,016	389,173	1,200,780	1,048,631

Operating income (loss)	21,889	(46,589)	5,025	39,228

Other expenses (income):
Interest expense
Contractual cash based interest	9,974	7,464	29,679	17,588
Amortization of debt discount and deferred financing costs	3,389	6,081	12,056	15,764

Total interest expense	13,363	13,545	41,735	33,352
Interest and other income	(329)	(413)	(1,082)	(1,207)
Loss (gain) on extinguishment of debt	—	1,783	14,505	(5,675)

Total other expenses, net	13,034	14,915	55,158	26,470

Income (loss) before equity interests and income taxes	8,855	(61,504)	(50,133)	12,758
Equity interests loss	(13,144)	(5,509)	(45,566)	(9,701)

Income (loss) before income taxes	(4,289)	(67,013)	(95,699)	3,057
Income tax provision (benefit)	1,728	(1,754)	4,045	251

Net income (loss)	$(6,017)	$(65,259)	$(99,744)	$2,806

Basic Net Income (Loss) Per Common Share	$(0.04)	$(0.55)	$(0.77)	$0.02

Diluted Net Income (Loss) Per Common Share	$(0.04)	$(0.55)	$(0.77)	$0.02

Weighted average number of common shares outstanding:
Basic	136,661	117,745	129,338	117,381
Diluted	136,661	117,745	129,338	117,579
See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

				Accumulated
				Other
	Common Shares		Accumulated	Comprehensive	Comprehensive
	Number	Amount	Deficit	Loss	Loss	Total
	(Amounts in thousands, except share amounts)
Balance at March 31, 2010	117,951,754	$521,164	$(460,631)	$(6,611)		$53,922
Stock based compensation, net of withholding tax obligations of $12,919	2,413,635	13,473				13,473
Issuance of common shares to directors for services	111,783	811				811
Conversion of $63,709 (principal) of October 2004 2.9375% Notes (see Note 10)	10,355,299	67,620				67,620
Conversion of $36,009 (principal) of February 2005 3.625% Notes (see Note 10)	5,881,006	38,403				38,403
Comprehensive loss
Net loss			(99,744)		$(99,744)	(99,744)
Foreign currency translation adjustments				2,312	2,312	2,312
Net unrealized loss on foreign exchange contracts				(178)	(178)	(178)

Comprehensive loss					$(97,610)

Balance at December 31, 2010	136,713,477	$641,471	$(560,375)	$(4,477)		$76,619

See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months	Nine Months
	Ended	Ended
	December 31,	December 31,
	2010	2009
	(Amounts in thousands)
Operating Activities:
Net income (loss)	$(99,744)	$2,806
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation of property and equipment	3,595	6,172
Amortization of intangible assets	890	4,444
Amortization of films and television programs	400,583	409,904
Amortization of debt discount and deferred financing costs	12,056	15,764
Non-cash stock-based compensation	26,391	11,741
Loss (gain) on extinguishment of debt	14,505	(5,675)
Equity interests loss	45,566	9,701
Changes in operating assets and liabilities:
Restricted cash	(18,699)	9,350
Accounts receivable, net	(105,039)	(23,605)
Investment in films and television programs	(421,148)	(438,020)
Other assets	(1,458)	2,411
Accounts payable and accrued liabilities	32,375	(31,717)
Participations and residuals	(21,169)	(85,802)
Film obligations	(17,572)	(20,019)
Deferred revenue	33,232	(5,513)

Net Cash Flows Used In Operating Activities	(115,636)	(138,058)

Investing Activities:
Purchases of restricted investments	(13,993)	(13,994)
Proceeds from the sale of restricted investments	20,989	13,985
Buy-out of the earn-out associated with the acquisition of Debmar-Mercury, LLC	(15,000)	—
Investment in equity method investees	(24,677)	(41,342)
Increase in loans receivable	—	(362)
Repayment of loans receivable	8,113	8,333
Purchases of property and equipment	(1,187)	(2,574)

Net Cash Flows Used In Investing Activities	(25,755)	(35,954)

Financing Activities:
Tax withholding requirements on equity awards	(12,919)	(1,733)
Proceeds from the issuance of mandatorily redeemable preferred stock units and common stock units related to the sale of 49% interest in TV Guide Network, net of unrestricted cash deconsolidated	—	109,776
Borrowings under senior revolving credit facility	481,750	170,000
Repayments of borrowings under senior revolving credit facility	(274,500)	(413,000)
Borrowings under individual production loans	100,203	134,587
Repayment of individual production loans	(143,297)	(111,885)
Production loan borrowings under Pennsylvania Regional Center credit facility	—	57,000
Production loan borrowings under film credit facility	17,721	32,217
Production loan repayments under film credit facility	(31,507)	—
Decrease in restricted cash collateral requirement under the film credit facility	3,087	—
Proceeds from sale of senior secured second-priority notes	—	216,232
Repurchase of subordinated notes	—	(75,185)
Repayment of other financing obligations	—	(134)

Net Cash Flows Provided By Financing Activities	140,538	117,875

Net Change In Cash And Cash Equivalents	(853)	(56,137)
Foreign Exchange Effects on Cash	1,189	2,352
Cash and Cash Equivalents — Beginning Of Period	69,242	138,475

Cash and Cash Equivalents — End Of Period	$69,578	$84,690

See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. General
     Nature of Operations
     Lions Gate Entertainment Corp. (the “Company,” “Lionsgate,” “we,” “us” or “our”) is a leading global entertainment company with a strong and diversified presence in motion picture production and distribution, television programming and syndication, home entertainment, family entertainment, digital distribution and new channel platforms.
     Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements include the accounts of Lionsgate and all of its majority-owned and controlled subsidiaries.
     The unaudited condensed consolidated financial statements have been prepared in accordance with United States (the “U.S.”) accounting principles generally accepted (“GAAP”) for interim financial information and the instructions to quarterly report on Form 10-Q under the Securities Exchange Act, and Article 10 of Regulation S-X under the Exchange Act. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these unaudited condensed consolidated financial statements. Operating results for the three and nine months ended December 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ended March 31, 2011. The balance sheet at March 31, 2010 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read together with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010.
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

     Upon adoption of the new accounting standard, on April 1, 2010, the Company determined that it was no longer the primary beneficiary of TV Guide Network and TV Guide.com (collectively “TV Guide Network”) because, pursuant to the operating agreement of the entity, the power to direct the activities that most significantly impact the economic performance of TV Guide Network are shared with the 49% owner of TV Guide Network, One Equity Partners (“OEP”). Accordingly, upon adoption of the new accounting standard, the Company is no longer consolidating TV Guide Network and instead is accounting for TV Guide Network under the equity method of accounting.
     The Company has applied the provisions of the new accounting standard retrospectively and accordingly, the Company deconsolidated TV Guide Network from May 28, 2009, the date the Company sold a 49% interest to OEP, and retrospectively adjusted the financial statements to reflect TV Guide Network as if it were accounted for under the equity method of accounting since that date. The deconsolidation of TV Guide Network resulted in the reclassification of $305.4 million of assets, $147.3 million of liabilities and $30.0 million of non-controlling interest amounts from each of their respective consolidated balance sheet captions to the investment in equity method investee’s account as of March 31, 2010, reflecting the carrying amount of the Company’s interest in the mandatorily redeemable preferred and common stock units of TV Guide Network as of March 31, 2010. In addition, under the equity method of accounting, the Company’s share of the revenues and expenses of TV Guide Network and income for the accretion of the dividend and discount of the mandatorily redeemable preferred stock are recorded net in the equity interest line item in the consolidated statements of operations. The adoption of the new accounting standard did not impact the Company’s net loss for the year ended March 31, 2010. See Note 4 and Note 12 for further detail regarding the TV Guide Network.
2. Restricted Cash and Restricted Investments
     Restricted Cash. Restricted cash represents amounts held as collateral required under our revolving film credit facility, amounts that are contractually designated for certain theatrical marketing obligations, and approximately $15.8 million held in a trust to fund the Company’s cash severance obligations that would be due to certain executive officers should their employment be terminated “without cause” (as defined), in connection with a “change in control” of the Company, (as defined in each of their respective employment contracts). For purposes of the employment agreements with such executive officers, a “change in control” occurred on June 30, 2010 when a certain shareholder became the beneficial owner of 33% or more of the Company’s common shares. Accordingly, the trust became irrevocable, and the Company may not withdraw any trust assets (other than once every six months in an amount that the trustee reasonably determines exceeds the remaining potential severance obligations), until any cash severance obligations that have become payable to the executives have been paid or the employment agreements with the executives expire or terminate without those obligations becoming payable.
     Restricted Investments. Restricted investments, which are measured at fair value, represent amounts that are contractually designated as collateral for certain production loans pursuant to an escrow agreement. The carrying amount of this restricted investment is equal to its respective fair value as of March 31, 2010. At March 31, 2010, the restricted investment consisted of approximately $7.0 million of United States Treasury Bills bearing an interest rate of 0.198%, which matured on November 4, 2010.
3. Investment in Films and Television Programs

	December 31,	March 31,
	2010	2010
	(Amounts in thousands)
Motion Picture Segment — Theatrical and Non-Theatrical Films
Released, net of accumulated amortization	$259,226	$212,582
Acquired libraries, net of accumulated amortization	34,943	43,374
Completed and not released	51,979	49,338
In progress	146,663	198,743
In development	14,530	10,730
Product inventory	38,767	38,291

	546,108	553,058

Television Segment — Direct-to-Television Programs
Released, net of accumulated amortization	98,266	80,557
In progress	35,684	24,198
In development	2,717	3,292

	136,667	108,047

	$682,775	$661,105

     The following table sets forth acquired libraries that represent titles released three years prior to the date of acquisition, and amortized over their expected revenue stream from acquisition date up to 20 years:

		Total	Remaining	Unamortized Costs	Unamortized Costs
		Amortization	Amortization	December 31,	March 31,
Acquired Library	Acquisition Date	Period	Period	2010	2010
		(In years)		(Amounts in thousands)
Trimark Holdings	October 2000	20.00	9.75	$3,635	$4,589
Artisan Entertainment	December 2003	20.00	13.00	30,615	36,836
Modern Entertainment	August 2005	20.00	—	—	1,142
Lionsgate UK	October 2005	20.00	14.75	693	807

Total Acquired Libraries				$34,943	$43,374

     The Company expects approximately 46% of completed films and television programs, net of accumulated amortization, will be amortized during the one-year period ending December 31, 2011. Additionally, the Company expects approximately 80% of completed and released films and television programs, net of accumulated amortization and excluding acquired libraries, will be amortized during the three-year period ending December 31, 2013.
4. Equity Method Investments
Equity Method Investments. The carrying amount of significant equity method investments at December 31, 2010 and March 31, 2010 were as follows:

	December 31,
	2010
	Ownership	December 31,	March 31,
Equity Method Investee	Percentage	2010	2010
		(Amounts in thousands)
Horror Entertainment, LLC (“FEARnet”)	34.5%	$3,275	$630
NextPoint, Inc. (“Break.com”)	42.0%	16,006	16,698
Roadside Attractions, LLC	43.0%	2,598	1,913
Studio 3 Partners, LLC (“EPIX”)	31.2%	9,948	31,700
TV Guide Network	51.0%	125,211	128,130
Tiger Gate Entertainment Limited (“Tiger Gate”)	45.9%	2,174	—

		$159,212	$179,071

     Equity interests in equity method investments in our unaudited condensed consolidated statements of operations represent our portion of the income or loss of our equity method investees based on our percentage ownership and the elimination of profits on sales to equity method investees. Equity interests in equity method investments for the three and nine months ended December 31, 2010 and 2009 were as follows (income (loss)):

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,
Equity Method Investee	2010	2009	2010	2009
	(Amounts in thousands)
Horror Entertainment, LLC (“FEARnet”)	$180	$83	$1,144	$(312)
NextPoint, Inc. (“Break.com”)	(469)	165	(692)	(466)
Roadside Attractions, LLC	609	(230)	685	(327)
Studio 3 Partners, LLC (“EPIX”)	(11,112)	(6,921)	(42,929)	(9,443)
TV Guide Network	(1,959)	1,394	(2,918)	847
Tiger Gate Entertainment Limited (“Tiger Gate”)	(393)	—	(856)	—

	$(13,144)	$(5,509)	$(45,566)	$(9,701)

     Horror Entertainment, LLC. Horror Entertainment, LLC (“FEARnet”), a multiplatform programming and content service provider of horror genre films operating under the branding of “FEARnet.” The Company licenses content to FEARnet for video-on-demand and broadband exhibition. The Company is recording its share of the FEARnet results on a one quarter lag and, accordingly, during the three and nine months ended December 31, 2010, the Company recorded its share of the income earned by FEARnet for the three and nine months ended September 30, 2010. The Company funded an additional $1.5 million during the nine months ended December 31, 2010.
     NextPoint, Inc. NextPoint, Inc. (“Break.com”), an online home entertainment service provider operating under the branding of “Break.com.” The interest was acquired on June 29, 2007 for an aggregate purchase price of $21.4 million which included $0.5 million of transaction costs, by issuing 1,890,189 of the Company’s common shares. The value assigned to the shares for purposes of recording the investment of $20.9 million was based on the average price of the Company’s common shares a few days prior and subsequent to the date of the closing of the acquisition. The Company is recording its share of the Break.com results on a one quarter lag and, accordingly, during the three and nine months ended December 31, 2010, the Company recorded its share of losses incurred by Break.com for the three and nine months ended September 30, 2010.
     Roadside Attractions, LLC. Roadside Attractions, LLC (“Roadside”), an independent theatrical releasing company. The Company has a call option which is exercisable for a period of 90 days commencing on the receipt of certain audited financial statements for the three years ended July 26, 2010, to purchase all of the remaining 57% equity interests of Roadside, at a price representative of the then fair value of the remaining interest. The estimated initial cost of the call option was de minimus since the option price is designed to be representative of the then fair value and is included within the investment balance. The Company is recording its share of the Roadside results on a one quarter lag and, accordingly, during the three and nine months ended December 31, 2010, the Company recorded its share of income earned by Roadside for the three and nine months ended September 30, 2010.
     Studio 3 Partners, LLC (“EPIX”). In April 2008, the Company formed a joint venture with Viacom Inc. (“Viacom”), its Paramount Pictures unit (“Paramount Pictures”) and Metro-Goldwyn-Mayer Studios Inc. (“MGM”) to create a premium television channel and subscription video-on-demand service named “EPIX”. The Company has invested $80.4 million through December 31, 2010, including $0.6 million funded during the nine months ended December 31, 2010. The Company is recording its share of the joint venture results on a one quarter lag and, accordingly, during the three and nine months ended December 31, 2010, the Company recorded its share of the loss incurred by the joint venture for the three and nine months ended September 30, 2010.
     The Company licenses certain of its theatrical releases and other films and television programs to EPIX. A portion of the profits of these licenses reflecting the Company’s ownership share in the venture are eliminated through an adjustment to the equity interest loss of the venture. These profits are recognized as they are realized by the venture. For the three months ended December 31, 2010, the Company recognized $18.3 million of revenue and $15.0 million of gross profit on the sale of licenses to EPIX. For the nine months ended December 31, 2010, the Company recognized $58.2 million of revenue and $35.6 million of gross profit on the sale of licenses to EPIX. EPIX expects to report net income of approximately $18 million for its quarter ended December 31, 2010, of which the Company’s pro rata share will be recorded in the quarter ended March 31, 2011.

     The following table presents the summarized statement of operations for the three and nine months ended September 30, 2010 and 2009 for EPIX and a reconciliation of the net loss reported by EPIX to equity interest loss recorded by the Company:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
	(Amounts in thousands)
Revenues	$37,741	$—	$46,955	$—
Expenses:
Programming expenses	52,158	—	133,539	—
Other operating expenses	11,673	5,539	29,174	14,323

Operating loss	(26,090)	(5,539)	(115,758)	(14,323)
Interest income (expense)	49	(8)	8	(41)

Net loss	$(26,041)	$(5,547)	$(115,750)	$(14,364)

Reconciliation of net loss reported by EPIX to equity interest loss:

Net loss reported by EPIX	$(26,041)	$(5,547)	$(115,750)	$(14,364)
Ownership interest in EPIX	31.15%	28.60%	31.15%	28.60%

Share of net loss	(8,112)	(1,586)	(36,056)	(4,108)

Elimination of the Company’s share of profits on sales to EPIX	(4,671)	(5,335)	(11,138)	(5,335)
Realization of the Company’s share of profits on sales to EPIX	1,671	—	4,265	—

Total equity interest loss recorded	$(11,112)	$(6,921)	$(42,929)	$(9,443)

     TV Guide Network. The Company’s investment balance consists of common share units of $16.3 million and mandatorily redeemable preferred stock units of $108.9 million. On February 28, 2009, the Company purchased all of the issued and outstanding equity interests of TV Guide Network. The Company paid approximately $241.6 million for all of the equity interest of TV Guide Network. On May 28, 2009, the Company sold 49% of the Company’s interest in TV Guide Network (see Note 12).
     The February 28, 2009 acquisition was accounted for as a purchase, with the results of operations of TV Guide Network included in the Company’s consolidated results from February 28, 2009 through May 27, 2009 when a portion of the entity was sold. Subsequent to the sale of TV Guide Network, and pursuant to the new accounting guidance on accounting for VIEs effective April 1, 2010 which the Company has retrospectively applied, the Company’s interest in TV Guide Network is being accounted for under the equity method of accounting. Accordingly, the Company’s portion of the loss incurred by TV Guide Network for the three and nine months ended December 31, 2010 and the period from May 28, 2009 through December 31, 2009 is reflected in equity interest loss.
     Investment in Mandatorily Redeemable Preferred Stock Units. The mandatorily redeemable preferred stock carries a dividend rate of 10% compounded annually and is mandatorily redeemable in May 2019 at the stated value plus the dividend return and any additional capital contributions less previous distributions. The mandatorily redeemable preferred stock units were initially recorded based on their estimated fair value, as determined using an option pricing model methodology. The mandatorily redeemable preferred stock units and the 10% dividend are being accreted up to its redemption amount over the ten-year period to the redemption date which is recorded as income from equity interest.
     The Company licenses certain films and/or television programs to TV Guide Network. A portion of the profits of these licenses reflecting the Company’s ownership share in the venture are eliminated through an adjustment to the equity interest loss of the venture. These profits are recognized as they are realized by the venture. For the three months ended December 31, 2010, the Company recognized $9.7 million of revenue and $3.7 million of gross profit on the sale of licenses to TV Guide Network. For the nine months ended December 31, 2010, the Company recognized $14.2 million of revenue and $5.4 million of gross profit on the sale of licenses to TV Guide Network.
     The following table presents the summarized statement of operations for the three and nine months ended December 31, 2010 for TV Guide Network and a reconciliation of the net loss reported by TV Guide Network to equity interest income (loss) recorded by the Company:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,
	2010	2009	2010	2009 (1)
	(Amounts in thousands)
Revenues	$28,847	$29,892	$85,953	$67,015
Expenses:
Direct operating	8,611	8,722	24,605	20,012
Distribution and marketing	4,747	4,545	14,499	8,912
General and administration	11,441	9,356	34,061	25,376
Depreciation and amortization	3,876	4,363	11,883	10,471

Operating income	172	2,906	905	2,244
Interest expense	509	191	1,372	452
Accretion of redeemable preferred stock units (2)	7,057	6,169	20,479	14,206
Interest income	(10)	(7)	(31)	(21)

Loss before income taxes	(7,384)	(3,447)	(20,915)	(12,393)
Income tax provision	19	2	83	8

Net loss	$(7,403)	$(3,449)	$(20,998)	$(12,401)

Reconciliation of net loss reported by TV Guide Network to equity interest income (loss):

Net loss reported by TV Guide Network	$(7,403)	$(3,449)	$(20,998)	$(12,401)
Ownership interest in TV Guide Network	51%	51%	51%	51%

Share of net loss	(3,776)	(1,759)	(10,709)	(6,325)

Accretion of dividend and interest income on redeemable preferred stock units (2)	3,599	3,146	10,444	7,245
Elimination of the Company’s share of profits on sales to TV Guide Network	(1,876)	7	(2,747)	(73)
Realization of the Company’s share of profits on sales to TV Guide Network	94	—	94	—

Total equity interest income (loss) recorded	$(1,959)	$1,394	$(2,918)	$847

(1)	During the nine months ended December 31, 2009, the Company accounted for its interest in TV Guide Network under the equity method of accounting from May 28, 2009 to December 31, 2009.

(2)	Accretion of mandatorily redeemable preferred stock units represents TV Guide Network’s non-cash dividend and the amortization of discount on its mandatorily redeemable preferred stock units held by the Company and the 49% interest holder. The Company records 51% of this expense as income from the accretion of dividend and discount on mandatorily redeemable preferred stock units as equity interest income.
     Tiger Gate Entertainment Limited. Tiger Gate Entertainment Limited is an operator of pay television channels and a distributor of television programming and action and horror films across Asia. The Company is recording its share of the joint venture results on a one quarter lag and, accordingly, during the three and nine months ended December 31, 2010, the Company recorded its share of the loss incurred by the joint venture for the three and nine months ended September 30, 2010.
5. Other Assets
     The composition of the Company’s other assets is as follows as of December 31, 2010 and March 31, 2010:

	December 31,	March 31,
	2010	2010
	(Amounts in thousands)
Deferred financing costs, net of accumulated amortization	$16,543	$19,460
Prepaid expenses and other	15,084	16,471
Loans receivable	17,830	26,096

	$49,457	$62,027

Deferred Financing Costs. Deferred financing costs primarily include costs incurred in connection with (1) an amended senior revolving credit facility (see Note 6), (2) the issuance of the Senior Secured Second-Priority Notes (as defined herein, see Note 7) and (3) the issuance of the October 2004 2.9375% Notes, the February 2005 3.625% Notes and the April 2009 3.625% Notes (as defined herein, see Note 10) that are deferred and amortized to interest expense using the effective interest method.
Prepaid Expenses and Other. Prepaid expenses and other primarily include prepaid expenses, security deposits, and finite-lived intangible assets.
Loans Receivable. The following table sets forth the Company’s loans receivable at December 31, 2010 and March 31, 2010:

	Interest	December 31,	March 31,
	Rate	2010	2010
		(Amounts in thousands)
Third-party producer	3.05%	$9,468	$17,147
NextPoint, Inc. (“Break.com”)	5.30% - 20.0%	8,362	7,891
Other	3.49%	—	1,058

		$17,830	$26,096

6. Senior Revolving Credit Facility
     Outstanding Amount. At December 31, 2010, the Company had borrowings of $224.3 million (March 31, 2010 — $17.0 million).
     Availability of Funds. At December 31, 2010, there was $100.6 million available (March 31, 2010 — $297.4 million). The senior revolving credit facility provides for borrowings and letters of credit up to an aggregate of $340 million. The availability of funds is limited by a borrowing base and also reduced by outstanding letters of credit which amounted to $15.1 million at December 31, 2010 (March 31, 2010 — $25.6 million).
     Maturity Date. The senior revolving credit facility expires July 25, 2013.
     Interest. As of December 31, 2010, the senior revolving credit facility bore interest of 2.5% over the “Adjusted LIBOR” rate (effective interest rate of 2.76% and 2.75% as of December 31, 2010 and March 31, 2010, respectively).
     Commitment Fee. The Company is required to pay a quarterly commitment fee based upon 0.375% per annum on the total senior revolving credit facility of $340 million less the amount drawn.
     Security. Obligations under the senior revolving credit facility are secured by collateral (as defined in the credit agreement) granted by the Company and certain subsidiaries of the Company, as well as a pledge of equity interests in certain of the Company’s subsidiaries.
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

Outstanding Amount. The outstanding amount is set forth in the table below:

	December 31,	March 31,
	2010	2010
	(Amounts in thousands)
Principal amount of Senior Secured Second-Priority Notes	$236,000	$236,000
Unamortized discount (remaining period as of December 31, 2010 of 5.8 years )	(9,995)	(10,845)

Net carrying amount of Senior Secured Second-Priority Notes	$226,005	$225,155

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
     Security. The Senior Notes are guaranteed on a senior secured basis by the Company, and certain wholly-owned subsidiaries of both the Company and LGEI. The Senior Notes are ranked junior in right of payment to the Company’s senior revolving credit facility, ranked equally in right of payment to the Company’s subordinated notes, and ranked senior to any of the Company’s unsecured debt.
     Covenants. The Senior Notes contain certain restrictions and covenants that, subject to certain exceptions, limit the Company’s ability to incur additional indebtedness, pay dividends or repurchase the Company’s common shares, make certain loans or investments, and sell or otherwise dispose of certain assets subject to certain conditions, among other limitations.
8. Participations and Residuals
     The Company expects approximately 80% of accrued participations and residuals will be paid during the one-year period ending December 31, 2011.
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
     At December 31, 2010, $20.9 million (March 31, 2010, $24.1 million) was payable to Pride and is included in participations and residuals in the unaudited condensed consolidated balance sheets.

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
     Amounts provided from SGF are reflected as a participation liability. The difference between the ultimate participation expected to be paid to SGF and the amount provided by SGF is amortized as a charge to or a reduction of participation expense under the individual film forecast method. At December 31, 2010, $6.6 million (March 31, 2010, $7.2 million) was payable to SGF and is included in participations and residuals in the unaudited condensed consolidated balance sheets. Under the terms of the arrangement, $35 million is available through July 30, 2011. Of the $35 million available through July 30, 2011, $5.3 million was provided through December 31, 2010, with the remaining commitment expiring on July 30, 2011.
9. Film Obligations and Production Loans

	December 31,	March 31,
	2010	2010
	(Amounts in thousands)
Film obligations	$23,233	$40,267
Production loans
Individual production loans	167,164	210,021
Pennsylvania Regional Center production loans	66,002	65,746
Film Credit Facility	21,948	35,735

Total film obligations and production loans	278,347	351,769
Less film obligations and production loans expected to be paid by March 31, 2011	(49,362)	(227,100)

Film obligations and production loans expected to be paid after March 31, 2011	$228,985	$124,669

     The following table sets forth future three-month and annual repayment of film obligations and production loans:

	Three Months
	Ended
	March 31,	Year Ended March 31,
	2011	2012	2013	2014	2015	Thereafter	Total
	(Amounts in thousands)
Future annual repayment of Film Obligations and Production Loans recorded as of December 31, 2010
Film obligations	$23,233	$—	$—	$—	$—	$—	$23,233
Production loans
Individual production loans	14,988	137,176	—	15,000	—	—	167,164
Pennsylvania Regional Center production loans	—	—	—	66,002	—	—	66,002
Film Credit Facility	11,141	10,807	—	—	—	—	21,948

	$49,362	$147,983	$—	$81,002	$—	$—	$278,347

Film Obligations
     Film obligations include minimum guarantees, which represent amounts payable for film rights that the Company has acquired and certain theatrical marketing obligations, which represent amounts received from third parties that are contractually committed for theatrical marketing expenditures associated with specific titles.
Individual Production Loans
     Production loans represent individual loans for the production of film and television programs that the Company produces. Individual production loans have contractual repayment dates either at or near the expected completion date, with the exception of certain loans containing repayment dates on a longer term basis. Individual production loans of $107.2 million incur interest at rates ranging from 3.45% to 4.25%, and approximately $60.0 million of production loans are non-interest bearing.
Pennsylvania Regional Center
     General. On April 9, 2008, the Company entered into a loan agreement with the Pennsylvania Regional Center, which provides for the availability of production loans up to $65,500,000 on a five-year term for use in film and television productions in the State of Pennsylvania. The amount that was borrowed was limited to approximately one half of the qualified production costs incurred in the State of Pennsylvania through the two-year period ended April 2010, and is subject to certain other limitations. Under the terms of the loan, for every dollar borrowed, the Company’s production companies are required (within a two-year period) to either create a specified number of jobs, or spend a specified amount in certain geographic regions in the State of Pennsylvania.
     Outstanding Amount. At December 31, 2010, the Company had borrowings of $66.0 million (fair value — $61.5 million) which includes accrued interest of $0.5 million (March 31, 2010 — $65.7 million (fair value — $60.3 million) which includes accrued interest of $0.2 million).
     Availability of Funds. At December 31, 2010, there were no amounts available under this agreement (March 31, 2010 — nil).
     Maturity Date. All amounts borrowed under this loan agreement with the Pennsylvania Regional Center are due April 11, 2013, five years from the date that the Company began to borrow under this agreement.
     Interest. Amounts borrowed under the agreement carry an interest rate of 1.5%, which is payable semi-annually.
     Security. The loan is secured by a first priority security interest in the Company’s film library pursuant to an intercreditor agreement with the Company’s senior lender under the Company’s senior revolving credit facility. Pursuant to the terms of the Company’s senior revolving credit facility, the Company is required to maintain certain collateral equal to the loans outstanding plus 5% under this facility. Such collateral can consist of cash, cash equivalents or debt securities, including the Company’s subordinated debt repurchased. As of December 31, 2010, $72.8 million principal value (fair value — $71.0 million) of the Company’s subordinated debt repurchased in December 2009 (see Note 10) was held as collateral under the Company’s senior revolving credit facility (March 31, 2010 — $72.8 million principal value, $69.5 million fair value).
Film Credit Facility
     On October 6, 2009, the Company entered into a revolving film credit facility agreement, as amended effective June 22, 2010 (the “Film Credit Facility”), which provides for borrowings for the acquisition or production of motion pictures.
     Outstanding Amount. At December 31, 2010, the Company had borrowings of $21.9 million (March 31, 2010 — $35.7 million).
     Availability of Funds. Currently, the Film Credit Facility provides for total borrowings up to $130 million, subject to a borrowing base, which can vary based on the amount of sales contracts in place on pictures financed under the facility. The Film Credit Facility can be increased to $200 million if additional qualified lenders or financial institutions become a party to and provide a commitment under the facility.
     Maturity Date. The Film Credit Facility has a maturity date of April 6, 2013. Borrowings under the Film Credit Facility are due the earlier of (a) nine months after delivery of each motion picture or (b) April 6, 2013.
     Interest. As of December 31, 2010, the Film Credit Facility bore interest of 3.25% over the “LIBO” rate (as defined in the credit agreement). The weighted average interest rate on borrowings outstanding as of December 31, 2010 was 3.51% (March 31, 2010 — 3.50%).
     Commitment Fee. The Company is required to pay a quarterly commitment fee of 0.75% per annum on the unused commitment under the Film Credit Facility.
     Security. Borrowings under the Film Credit Facility are subject to a borrowing base calculation and are secured by interests in the related motion pictures, together with certain other receivables from other motion picture and television productions pledged by the Company, including a minimum pledge of such receivables of $25 million. Receivables pledged to the Film Credit Facility must be excluded from the borrowing base calculation under the Company’s senior revolving credit facility, as described in Note 6.
10. Subordinated Notes and Other Financing Obligations
     Accounting Method Description. The Company accounts for its subordinated notes by separating the liability and equity components. The liability component is recorded at the date of issuance based on its fair value which is generally determined in a manner that will reflect an interest cost equal to our nonconvertible debt borrowing rate at the subordinated notes issuance date. The amount of the proceeds less the amount recorded as the liability component is recorded as an addition to shareholders’ equity reflecting the equity component (i.e., conversion feature). The difference between the principal amount and the amount recorded as the liability component represents the debt discount. The carrying amount of the liability is accreted up to the principal amount through the amortization of the discount, using the effective interest method, to interest expense over the expected life of the note.
     Outstanding Amount. The following table sets forth the subordinated notes and other financing obligations outstanding at December 31, 2010 and March 31, 2010:

	December 31, 2010
		Unamortized	Net Carrying
	Principal	Discount	Amount
	(Amounts in thousands)
Convertible Senior Subordinated Notes
October 2004 2.9375% (Equity Component $48,080)	$46,326	$(2,334)	$43,992
February 2005 3.625% (Equity Component $50,855)	23,470	(1,709)	21,761
April 2009 3.625% (Equity Component $16,085)	66,581	(27,312)	39,269

	$136,377	$(31,355)	105,022

Other financing obligations			3,718

			$108,740

	March 31, 2010
		Unamortized	Net Carrying
	Principal	Discount	Amount
	(Amounts in thousands)
Convertible Senior Subordinated Notes
October 2004 2.9375% (Equity Component $48,080)	$110,035	$(10,564)	$99,471
February 2005 3.625% (Equity Component $50,855)	59,479	(6,804)	52,675
April 2009 3.625% (Equity Component $16,085)	66,581	(30,409)	36,172

	$236,095	$(47,777)	188,318

Other financing obligations			3,718

			$192,036

     Interest Expense. The effective interest rate on the liability component and the amount of interest expense, which includes both the contractual interest coupon and amortization of the discount on the liability component, for the three and nine months ended December 31, 2010 and 2009 are presented below.

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,
	2010	2009	2010	2009
	(Amounts in thousands)
October 2004 2.9375% Convertible Senior Subordinated Notes:
Effective interest rate of liability component (9.65%)
Interest Expense
Contractual interest coupon	$340	$868	$1,574	$3,071
Amortization of discount on liability component	721	2,092	3,261	6,141
Amortization of debt issuance costs	51	129	227	390

	$1,112	$3,089	$5,062	$9,602

February 2005 3.625% Convertible Senior Subordinated Notes:
Effective interest rate of liability component (10.03%)
Interest Expense
Contractual interest coupon	$213	$497	$1,025	$2,426
Amortization of discount on liability component	330	1,393	1,572	4,304
Amortization of debt issuance costs	25	75	109	246

	$568	$1,965	$2,706	$6,976

April 2009 3.625% Convertible Senior Subordinated Notes:
Effective interest rate of liability component (17.26%)
Interest Expense
Contractual interest coupon	$603	$604	$1,810	$1,683
Amortization of discount on liability component	1,073	902	3,097	2,305
Amortization of debt issuance costs	4	2	10	5

	$1,680	$1,508	$4,917	$3,993

Subordinated Notes Transactions
     July 20, 2010 Refinancing Exchange Agreement: On July 20, 2010, the Company entered into a Refinancing Exchange Agreement to exchange approximately $36.0 million in aggregate principal amount of the February 2005 3.625% Notes and approximately $63.7 million in aggregate principal amount of the October 2004 2.9375% Notes for equal principal amounts, respectively, of new 3.625% Convertible Senior Subordinated Notes due 2027 (the “New 3.625% Notes”) and new 2.9375% Convertible Senior Subordinated Notes due 2026 (the “New 2.9375% Notes”, and together with the New 3.625% Notes, the “New Notes”). The New Notes took effect immediately and all terms were identical to the February 2005 3.625% Notes and October 2004 2.9375% Notes except that the New Notes had an extended maturity date, extended put rights by two years, and were immediately convertible at an initial conversion rate of 161.2903 common shares of the Company per $1,000 principal amount of New Notes (conversion price per share of $6.20), subject to specified contingencies.
     On July 20, 2010, the New Notes were converted into 16,236,305 common shares of the Company. As a result, the New Notes are no longer outstanding as of July 20, 2010.
     As a result of the exchange transaction and related conversion, the Company recorded a non-cash loss on extinguishment of debt of $14.5 million during the quarter ended September 30, 2010, which includes the write-off of $0.6 million of unamortized deferred financing costs, an increase to common shares equity of $106.0 million and reduction in the carrying amount of the old notes of approximately $91.2 million. The loss represented the excess of the fair value of the common stock issuable pursuant to conversion terms contained in the New Notes as compared to the fair value of the Company’s common stock issuable pursuant to the conversion terms of the old notes, partially offset by the excess of the carrying amount of the debt extinguished over the fair value of the Company’s common stock issuable pursuant to the conversion terms of the old notes.
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
     Outstanding Amount: As of December 31, 2010, $46.3 million of aggregate principal amount (carrying value — $44.0 million) of the October 2004 2.9375% Notes remain outstanding.
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
     Outstanding Amount: As of December 31, 2010, $23.5 million of aggregate principal amount (carrying value — $21.8 million) of the February 2005 3.625% Notes remain outstanding.
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
     Outstanding Amount: As of December 31, 2010, $66.6 million of aggregate principal amount (carrying value — $39.3 million) of the April 2009 3.625% Notes remain outstanding.
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
     The following table sets forth future three-month and annual contractual principal payment commitments under convertible senior subordinated notes as of December 31, 2010:

	Three Months
	Ended
	March 31,	Year Ended March 31,
	2011	2012	2013	2014	2015	Thereafter	Total
	(Amounts in thousands)
Future annual repayment of Convertible Senior Subordinated Notes recorded as of December 31, 2010 (1)
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
          The following table sets forth the carrying values and fair values (all determined using Level 2 inputs defined above) of the Company’s outstanding debt at December 31, 2010:

	Carrying Value	Fair Value
		(Level 2)
	(Amounts in thousands)
Senior revolving credit facility	$224,250	$224,250
October 2004 2.9375% Convertible Senior Subordinated Notes	43,992	45,393
February 2005 3.625% Convertible Senior Subordinated Notes	21,761	22,921
April 2009 3.625% Convertible Senior Subordinated Notes	39,269	54,960
Senior Secured Second-Priority Notes	226,005	240,425

	$555,277	$587,949

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
          The February 28, 2009 acquisition was accounted for as a purchase, with the results of operations of TV Guide Network included in the Company’s consolidated results from February 28, 2009 through May 27, 2009 when a portion of the entity was sold. Subsequent to the sale of TV Guide Network, and pursuant to the new accounting guidance on accounting for VIEs effective April 1, 2010, which the Company has retrospectively applied, the Company’s interest in TV Guide Network is being accounted for under the equity method of accounting (see Note 4).
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
     The Hurdle Amount is the purchase price of approximately $56 million plus an interest cost accruing until such hurdle is reached, and certain other costs the Company agreed to pay in connection with the acquisition. Accordingly, the additional consideration is the total of the above in excess of the Hurdle Amount. As of December 31, 2010, the total earnings and fees from identified projects in process are not projected to reach the Hurdle Amount. However, as additional projects are identified in the future and current projects are released in the market place, the total projected earnings and fees from these projects could increase causing additional payments to the sellers to become payable.

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
     The purchase agreement provided for additional purchase consideration if the aggregate earnings before interest, taxes, depreciation and amortization adjusted to add back 20% of the overhead expense (“Adjusted EBITDA”) of Debmar-Mercury exceeded certain thresholds. In March 2010, the Company negotiated the buy-out of this potential additional purchase consideration for $15 million. This amount was recorded as an addition to goodwill in March 2010. In connection with this buy-out, the Company extended certain employment contracts of senior executives of Debmar-Mercury which provide for certain contractual bonuses.
13. Direct Operating Expenses

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,
	2010	2009	2010	2009
	(Amounts in thousands)
Amortization of films and television programs	$138,095	$133,905	$400,583	$409,901
Participations and residual expense	66,074	66,194	198,378	188,630
Other expenses:
Provision for doubtful accounts	505	379	798	2,017
Foreign exchange losses (gains)	17	(213)	721	(250)

	$204,691	$200,265	$600,480	$600,298

14. Comprehensive Income (Loss)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,
	2010	2009	2010	2009
	(Amounts in thousands)
Net Income (loss)	$(6,017)	$(65,259)	$(99,744)	$2,806
Add: Foreign currency translation adjustments	1,017	741	2,312	6,628
Add (Deduct): Net unrealized gain (loss) on foreign exchange contracts	518	142	(178)	159

Comprehensive income (loss)	$(4,482)	$(64,376)	$(97,610)	$9,593

15. Net Income (Loss) Per Share
     Basic net income (loss) per share is calculated based on the weighted average common shares outstanding for the period. Basic net income (loss) per share for the three and nine months ended December 31, 2010 and 2009 is presented below:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,
	2010	2009	2010	2009
	(Amounts in thousands)
Basic Net Income (Loss) Per Common Share:
Numerator:
Net income (loss)	$(6,017)	$(65,259)	$(99,744)	$2,806

Denominator:
Weighted average common shares outstanding	136,661	117,745	129,338	117,381

Basic Net Income (Loss) Per Common Share	$(0.04)	$(0.55)	$(0.77)	$0.02

     Diluted net income (loss) per common share reflects the potential dilutive effect, if any, of the conversion of the October 2004 2.9375% Notes, the February 2005 3.625% Notes and the April 2009 3.625% Notes under the “if converted” method. Diluted net income (loss) per common share also reflects share purchase options and restricted share units using the treasury stock method when dilutive, and any contingently issuable shares when dilutive. Diluted net income (loss) per common share for the three and nine months ended December 31, 2010 and 2009 is presented below:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,
	2010	2009	2010	2009
	(Amounts in thousands)
Diluted Net Income (Loss) Per Common Share:
Numerator:
Net income (loss)	$(6,017)	$(65,259)	$(99,744)	$2,806

Denominator:
Weighted average common shares outstanding	136,661	117,745	129,338	117,381
Effect of dilutive securities:
Restricted share units	—	—	—	198

Adjusted weighted average common shares outstanding	136,661	117,745	129,338	117,579

Diluted Net Income (Loss) Per Common Share	$(0.04)	$(0.55)	$(0.77)	$0.02

     For the three and nine months ended December 31, 2010 and for the three months ended December 31, 2009, the weighted average incremental common shares calculated under the “if converted” and treasury stock method presented below were excluded from diluted net loss per common share for the period because their inclusion would have had an anti-dilutive effect as a result of the reported net loss.

	Three Months	Three Months	Nine Months
	Ended	Ended	Ended
	December 31,	December 31,	December 31,
	2010	2009	2010
	(Amounts in thousands)
Incremental shares
Conversion of notes	13,741	26,312	16,966
Restricted share units	438	203	862

Total incremental shares excluded from Diluted Net
Loss Per Common Share	14,179	26,515	17,828

     Additionally, for the three and nine months ended December 31, 2010 and 2009, the weighted average common shares issuable presented below were excluded from diluted net income (loss) per common share because their inclusion would have had an anti-dilutive effect due to the terms of the award or the Notes or the market price of common shares.

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,
	2010	2009	2010	2009
	(Amounts in thousands)
Anti-dilutive shares issuable
Conversion of notes	—	—	—	27,249
Share purchase options	3,250	3,548	3,277	3,747
Restricted share units	105	1,219	137	1,262
Contingently issuable shares	232	881	198	732

Total weighted average anti-dilutive shares issuable excluded from Diluted
Net Income (Loss) Per Common Share	3,587	5,648	3,612	32,990

     The Company had 500,000,000 authorized common shares at December 31, 2010 and March 31, 2010. The table below outlines common shares reserved for future issuance:

	December 31,	March 31,
	2010	2010
	(Amounts in thousands)
Stock options outstanding, average exercise price $$9.75 (March 31, 2010 - $9.75 )	3,310	3,360
Restricted share units — unvested	1,655	3,416
Share purchase options and restricted share units available for future issuance	4,109	3,717
Shares issuable upon conversion of October 2004 2.9375% Notes at conversion price of $11.50 per share	4,028	9,568
Shares issuable upon conversion of February 2005 3.625% Notes at conversion price of $14.28 per share	1,643	4,164
Shares issuable upon conversion of April 2009 3.625% Notes at conversion price of $8.25 per share	8,070	8,070

Shares reserved for future issuance	22,815	32,295

16. Accounting for Stock-Based Compensation
     The Company recognized the following share-based compensation expense during the three and nine months ended December 31, 2010 and 2009:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,
	2010	2009	2010	2009
	(Amounts in thousands)
Compensation Expense(Benefit):
Stock Options	$33	$798	$2,615	$2,418
Restricted Share Units and Other Share-based Compensation	2,006	3,257	23,776	9,323
Stock Appreciation Rights	(1,848)	222	3,584	824

Total	$191	$4,277	$29,975	$12,565

     On June 30, 2010, certain unvested equity awards of certain executive officers immediately vested as a result of the triggering of “change in control” provisions in their respective employment agreements. For purposes of the employment agreements with such executive officers, a “change in control” occurred on June 30, 2010 when a certain shareholder became the beneficial owner of 33% or more of the Company’s common shares. As a result, the Company recognized $21.9 million in additional compensation expense during the nine months ended December 31, 2010, which is included in the table above.
     There was no income tax benefit recognized in the statements of operations for share-based compensation arrangements during the three and nine months ended December 31, 2010 and 2009.
     During the nine months ended December 31, 2010, the Company granted 2,363,937 restricted share units at a weighted average grant date fair value of $6.91, of which 1,065,714 restricted share units became fully vested upon the “change in control” discussed above.
     Total unrecognized compensation cost related to unvested stock options and restricted share unit awards at December 31, 2010 are $0.2 million and $7.4 million, respectively, and are expected to be recognized over a weighted average period of 1.5 and 1.7 years, respectively.

Stock Appreciation Rights
     The Company has the following stock appreciation rights (“SARs”) outstanding as of December 31, 2010:

	Grant Date
	July 14, 2008	August 14, 2008	February 5, 2009	April 6, 2009	March 17, 2010
SARs outstanding	750,000	250,000	850,000	700,000	500,000
Vested and exercisable	750,000	250,000	850,000	700,000	500,000
Exercise price	$9.56	$11.16	$5.45	$5.17	$5.95
Original vesting period (see below)	3 years	4 years	3 years	4 years	4 years
Expiration date	July 14, 2013	June 20, 2012	February 5, 2014	April 6, 2014	March 17, 2015
Fair value as of December 31, 2010	$0.87	$0.28	$2.31	$2.48	$2.42
     At December 31, 2010, the Company has a stock-based compensation liability accrual in the amount of $5.6 million (March 31, 2010 — $2.3 million) included in accounts payable and accrued liabilities on the unaudited condensed consolidated balance sheets relating to these SARS.
     On June 30, 2010, all SARs, with the exception of SARs granted on July 14, 2008 and August 14, 2008 listed above which became vested on June 1, 2010 and December 31, 2010, respectively, became fully vested due to the triggering of the “change in control” provisions in certain executive officer employment agreements discussed above.
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
     For the nine months ended December 31, 2010, the following assumptions were used in the Black-Scholes option-pricing model:

	Grant Date
	July 14, 2008	August 14, 2008	February 5, 2009	April 6, 2009	March 17, 2010
Risk-free interest rate	1.0%	0.3%	1.0%	1.0%	1.5%
Expected option lives (in years)	2.5 years	1.5 years	3.1 years	3.3 years	4.2 years
Expected volatility for options	40%	40%	40%	40%	40%
Expected dividend yield	0%	0%	0%	0%	0%
17. Segment Information
     Accounting guidance and standards require the Company to make certain disclosures about each reportable segment. The Company’s reportable segments are determined based on the distinct nature of their operations and each segment is a strategic business unit that offers different products and services and is managed separately. The Company evaluates performance of each segment using segment profit (loss) as defined below. The Company has two reportable business segments as of December 31, 2010: Motion Pictures and Television Production. The Media Networks segment has been reclassified to the equity interest line item from May 28, 2009, the date of sale of the 49% interest in TV Guide Network, as a result of the new accounting standard adopted on April 1, 2010 and retrospectively applied (see Note 1).

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
     Segmented information by business unit is as follows:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,
	2010	2009	2010	2009
	(Amounts in thousands)
Segment revenues
Motion Pictures	$326,695	$251,045	$941,125	$800,925
Television Production	96,210	91,539	264,680	267,659
Media Networks (April 1, 2009 thru May 27, 2009)	—	—	—	19,275

	$422,905	$342,584	$1,205,805	$1,087,859

Direct operating expenses
Motion Pictures	$130,837	$114,690	$401,061	$369,133
Television Production	73,854	85,575	199,419	223,742
Media Networks (April 1, 2009 thru May 27, 2009)	—	—	—	7,423

	$204,691	$200,265	$600,480	$600,298

Distribution and marketing
Motion Pictures	$146,083	$148,452	$437,524	$315,485
Television Production	12,895	7,919	23,956	22,458
Media Networks (April 1, 2009 thru May 27, 2009)	—	—	—	2,008

	$158,978	$156,371	$461,480	$339,951

Segment contribution before general and administration expenses
Motion Pictures	$49,775	$(12,097)	$102,540	$116,307
Television Production	9,461	(1,955)	41,305	21,459
Media Networks (April 1, 2009 thru May 27, 2009)	—	—	—	9,844

	$59,236	$(14,052)	$143,845	$147,610

General and administration
Motion Pictures	$11,948	$11,195	$35,587	$33,953
Television Production	2,859	2,498	8,613	6,581
Media Networks (April 1, 2009 thru May 27, 2009)	—	—	—	6,194

	$14,807	$13,693	$44,200	$46,728

Segment profit (loss)
Motion Pictures	$37,827	$(23,292)	$66,953	$82,354
Television Production	6,602	(4,453)	32,692	14,878
Media Networks (April 1, 2009 thru May 27, 2009)	—	—	—	3,650

	$44,429	$(27,745)	$99,645	$100,882

Acquisition of investment in films and television programs
Motion Pictures	$59,565	$76,540	$252,006	$277,126
Television Production	47,920	39,055	169,142	154,523
Media Networks (April 1, 2009 thru May 27, 2009)	—	—	—	6,371

	$107,485	$115,595	$421,148	$438,020

     Purchases of property and equipment amounted to $0.3 million and $0.4 million for the three months ended December 31, 2010 and 2009, respectively, all primarily pertaining to purchases for the Company’s corporate headquarters. Purchases of property and equipment amounted to $1.2 million and $2.6 million for the nine months ended December 31, 2010 and 2009, respectively, all primarily pertaining to purchases for the Company’s corporate headquarters for the nine months ended December 31, 2010, and primarily pertaining to purchases for Media Networks prior to the deconsolidation of TV Guide Network for the nine months ended December 31, 2009.
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
     Segment profit is defined as segment revenue less segment direct operating, distribution and marketing, and general and administration expenses. The reconciliation of total segment profit to the Company’s income (loss) before income taxes is as follows:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,
	2010	2009	2010	2009
	(Amounts in thousands)
Company’s total segment profit (loss)	$44,429	$(27,745)	$99,645	$100,882
Less:
Unallocated shared services and corporate expenses	(21,131)	(16,522)	(90,135)	(51,038)
Depreciation and amortization	(1,409)	(2,322)	(4,485)	(10,616)
Interest expense	(13,363)	(13,545)	(41,735)	(33,352)
Interest and other income	329	413	1,082	1,207
Gain (loss) on extinguishment of debt	—	(1,783)	(14,505)	5,675
Equity interests loss	(13,144)	(5,509)	(45,566)	(9,701)

Income (loss) before income taxes	$(4,289)	$(67,013)	$(95,699)	$3,057

     The following table sets forth significant assets as broken down by segment and other unallocated assets as of December 31, 2010 and March 31, 2010:

	December 31, 2010			March 31, 2010
	Motion	Television		Motion	Television
	Pictures	Production	Total	Pictures	Production	Total
	(Amounts in thousands)
Significant assets by segment
Accounts receivable	$244,622	$155,379	$400,001	$171,522	$121,402	$292,924
Investment in films and television programs, net	546,108	136,667	682,775	553,058	108,047	661,105
Goodwill	210,293	28,961	239,254	210,293	28,961	239,254

	$1,001,023	$321,007	$1,322,030	$934,873	$258,410	$1,193,283

Other unallocated assets (primarily cash, other assets and equity method investments)			307,589			333,872

Total assets			$1,629,619			$1,527,155

     There have been no changes in the carrying amount of goodwill during the periods presented.
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
     On July 23, 2010, Icahn Partners LP, a limited partnership governed by the laws of Delaware and certain entities affiliated with Icahn Partners LP (collectively, “Icahn Partners”) filed a petition in the Supreme Court of British Columbia (the “BC Court”) against the Company, Dr. Mark Rachesky, MHR Fund Management LLC and MHR Institutional Partners III LP (the “MHR Fund”) and Kornitzer Capital Management, Inc. (the “BC Action”). Icahn Partners filed an amended petition on July 26, 2010. Dr. Mark Rachesky, a director of the Company, is the managing member of MHR Institutional Partners III LP’s general partner. Among other things, Icahn Partners claims that a July 20, 2010 Refinancing Exchange Agreement (the “Exchange”) between the Company and Kornitzer Capital Management, Inc. to exchange certain convertible notes of LGEI is “oppressive” to Icahn Partners under British Columbia law. Icahn Partners seeks, among other things, orders (1) declaring that the Company is oppressing its shareholders, (2) prohibiting MHR Institutional Partners III LP from transferring or voting its new shares, (3) prohibiting the Company from issuing any securities, (4) unwinding the July 20 transactions between the MHR Fund, the Company, and Kornitzer Capital Management, Inc. (which includes the Exchange, the Note Sale (as defined below) and the Conversion (as defined below)) and (5) compensating the petitioners. The BC Court heard argument during the week of October 11, 2010. On November 1, 2010, the Supreme Court of British Columbia issued a final order and decision dismissing Icahn Partners’ claims in their entirety and awarding costs to the Company. On November 2, 2010, Icahn Partners announced its intent to appeal the decision. On November 5, 2010, a single Justice of the British Columbia Court of Appeal denied Icahn Partners’ application for an expedited appeal or, in the alternative, an order prohibiting the Company from scheduling its 2010 annual general meeting of shareholders before January 21, 2011. Icahn Partners’ application to vary this order was denied by a panel of the British Columbia Court of Appeal on December 7, 2010. Icahn Partners’ appeal from the final order and decision of the Supreme Court of British Columbia is currently pending. For purposes herein, the “Note Sale” means the July 20, 2010 entry into a Purchase Agreement and subsequent sale of the New Notes received by Kornitzer Capital Management, Inc. in the Exchange to MHR Institutional Partners III LP. Additionally, the “Conversion” means, after the consummation of the Note Sale, the July 20, 2010 exercise by MHR Institutional Partners III LP of conversion rights under the New Notes whereby the New Notes were converted in full into 16,236,305 common shares of the Company.
     Icahn Partners also sought an order from the British Columbia Securities Commission (the “BCSC”) on July 22, 2010 requiring, among other things, that Dr. Rachesky, the MHR Fund, and their respective affiliates cease trading in any securities of the Company until further order of the BCSC and that the Company and each of its directors cease trading in any securities of the Company until further order of the BCSC. Icahn Partners alleged that the Exchange was, among other things, an unlawful defensive tactic, and that the disclosures concerning the transactions violated applicable securities laws. A hearing on the request for a temporary cease trade order was held on July 28, 2010, and the BCSC determined to dismiss Icahn Partners’ application for a temporary cease trade order against the Company and the MHR Fund.
     On July 26, 2010, Icahn Partners filed suit in New York Supreme Court against the Company, the Board of Directors of the Company, LGEI, Dr. Rachesky, the MHR Fund, MHR Institutional Advisors II LLC, MHR Institutional Advisors III LLC, and Kornitzer Capital Management, Inc. and its principal John C. Kornitzer (the “New York Action”). Icahn Partners claims, among other things, that the Exchange and subsequent issuance of common shares of the Company to Dr. Rachesky’s fund through the Conversion constitutes (1) a breach of a certain July 9, 2010 letter agreement between the Company and Icahn Partners; (2) tortious interference with the same July 9 letter agreement; and (3) tortious interference with prospective business relationships. The complaint seeks, among other things, a preliminary and permanent injunction rescinding the Exchange and share issuance; a preliminary injunction prohibiting all defendants from voting their shares in any election of directors or any other shareholder vote; and an award of compensatory and punitive damages. On August 26, 2010, the defendants moved to dismiss or stay the New York Action. Those motions are currently pending. On November 15, 2010, Icahn Partners filed a motion for a preliminary injunction. Icahn Partners’ motion for a preliminary injunction was denied on December 9, 2010.
     On October 28, 2010, the Company filed an action in the United States District Court for the Southern District of New York against Carl Icahn, Brett Icahn, and various investment vehicles controlled by Carl Icahn. The action is captioned Lions Gate Entertainment Corp. v. Carl C. Icahn, Brett Icahn, Icahn Partners LP, High River Limited Partnership, Hopper Investments LLC, Barberry Corp., Icahn Onshore LP, Icahn Offshore LP, Icahn Capital LP, IPH GP LLC, Icahn Enterprises Holdings L.P., Icahn Enterprises G.P. Inc., and Beckton Corp., No. 10-CV-8169. The complaint, filed as Exhibit (a)(8) to the Company’s Amendment No. 7 to the Schedule 14D-9, filed with the Securities and Exchange Commission on October 29, 2010, alleges violations of Sections 13(d), 14(a), 14(d), and 14(e) of the Securities Exchange Act of 1934, and certain rules promulgated thereunder, and tortious interference with prospective business relations under state law. The complaint seeks damages and injunctive relief, including an order requiring the defendants to make corrective disclosures before the Company’s 2010 annual general meeting of shareholders. On November 22, 2010, Icahn Partners moved to dismiss the complaint. The Company amended its complaint on December 3, 2010. Icahn Partners moved to dismiss the amended complaint on December 17, 2010. This motion is currently pending.
19. Consolidating Financial Information — Subordinated Notes
     The October 2004 2.9375% Notes, the February 2005 3.625% Notes and the April 2009 3.625% Notes, by their terms, are fully and unconditionally guaranteed by the Company.
     The following tables present unaudited condensed consolidating financial information as of December 31, 2010 and March 31, 2010, and for the nine months ended December 31, 2010 and 2009 for (1) the Company, on a stand-alone basis, (2) LGEI, on a stand-alone basis, (3) the non-guarantor subsidiaries of the Company (including the subsidiaries of LGEI), on a combined basis (collectively, the “Non-guarantor Subsidiaries”) and (4) the Company, on a consolidated basis.

	As of December 31, 2010
	Lions Gate	Lions Gate
	Entertainment	Entertainment	Non-guarantor	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated
	(Amounts in thousands)
BALANCE SHEET
Assets
Cash and cash equivalents	$1,293	$7,912	$60,373	$—	$69,578
Restricted cash	15,815	3,507	—	—	19,322
Accounts receivable, net	5,918	479	393,604	—	400,001
Investment in films and television programs, net	2	6,391	678,897	(2,515)	682,775
Property and equipment, net	—	9,162	858	—	10,020
Equity method investments	2,174	18,608	138,430	—	159,212
Goodwill	10,173	—	229,081	—	239,254
Other assets	446	44,956	4,055	—	49,457
Subsidiary investments and advances	49,737	(46,691)	(409,406)	406,360	—

	$85,558	$44,324	$1,095,892	$403,845	$1,629,619

Liabilities and Shareholders’ Equity (Deficiency)
Senior revolving credit facility	$—	$224,250	$—	$—	$224,250
Senior secured second-priority notes	—	226,005	—	—	226,005
Accounts payable and accrued liabilities	8,674	33,350	228,259	(410)	269,873
Participations and residuals	190	7,983	272,946	486	281,605
Film obligations and production loans	75	—	278,272	—	278,347
Subordinated notes and other financing obligations	—	105,022	3,718	—	108,740
Deferred revenue	—	162	164,018	—	164,180
Shareholders’ equity (deficiency)	76,619	(552,448)	148,679	403,769	76,619

	$85,558	$44,324	$1,095,892	$403,845	$1,629,619

	Nine Months Ended December 31, 2010
	Lions Gate	Lions Gate
	Entertainment	Entertainment	Non-guarantor	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated
	(Amounts in thousands)
STATEMENT OF OPERATIONS
Revenues	$—	$17,428	$1,205,101	$(16,724)	$1,205,805
EXPENSES:
Direct operating	—	1,109	626,332	(26,961)	600,480
Distribution and marketing	—	737	460,773	(30)	461,480
General and administration	19,389	70,567	44,514	(135)	134,335
Depreciation and amortization	—	2,764	1,721	—	4,485

Total expenses	19,389	75,177	1,133,340	(27,126)	1,200,780

OPERATING INCOME (LOSS)	(19,389)	(57,749)	71,761	10,402	5,025

Other expenses (income):
Interest expense	—	39,162	3,131	(558)	41,735
Interest and other income	(129)	(1,030)	(481)	558	(1,082)
Loss (gain) on extinguishment of debt	—	14,505	—	—	14,505

Total other expenses (income)	(129)	52,637	2,650	—	55,158

INCOME (LOSS) BEFORE EQUITY
INTERESTS AND INCOME TAXES	(19,260)	(110,386)	69,111	10,402	(50,133)
Equity interests income (loss)	(80,484)	4,601	(44,704)	75,021	(45,566)

INCOME (LOSS) BEFORE INCOME TAXES	(99,744)	(105,785)	24,407	85,423	(95,699)
Income tax provision (benefit)	—	2,027	2,018	—	4,045

NET INCOME (LOSS)	$(99,744)	$(107,812)	$22,389	$85,423	$(99,744)

	Nine Months Ended December 31, 2010
	Lions Gate	Lions Gate
	Entertainment	Entertainment	Non-guarantor	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated
	(Amounts in thousands)
STATEMENT OF CASH FLOWS
NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	$15,365	$(208,795)	$77,794	$—	$(115,636)

INVESTING ACTIVITIES:
Purchases of restricted investments	—	(13,993)	—	—	(13,993)
Proceeds from the sale of restricted investments	—	20,989	—	—	20,989
Buy-out of the earn-out associated with the acquisition of Debmar-Mercury, LLC	—	—	(15,000)	—	(15,000)
Investment in equity method investees	(2,000)	—	(22,677)	—	(24,677)
Increase in loan receivables	—	—	8,113		8,113
Purchases of property and equipment	—	(598)	(589)	—	(1,187)

NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	(2,000)	6,398	(30,153)	—	(25,755)

FINANCING ACTIVITIES:
Tax withholding requirements on equity awards	(12,919)	—	—	—	(12,919)
Borrowings under senior revolving credit facility	—	481,750	—	—	481,750
Repayments of borrowings under senior revolving credit facility	—	(274,500)	—	—	(274,500)
Borrowings under individual production loans	—	—	100,203	—	100,203
Repayment of individual production loans	—	—	(143,297)	—	(143,297)
Production loan borrowings under Pennsylvania Regional Center credit facility	—	—	—	—	—
Production loan repayments under Pennsylvania Regional Center credit facility	—	—	—	—	—
Production loan borrowings under film credit facility	—	—	17,721	—	17,721
Production loan repayments under film credit facility	—	—	(31,507)	—	(31,507)
Decrease in restricted cash collateral requirement under the film credit facility	—	—	3,087	—	3,087

NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	(12,919)	207,250	(53,793)	—	140,538

NET CHANGE IN CASH AND CASH EQUIVALENTS	446	4,853	(6,152)	—	(853)

FOREIGN EXCHANGE EFFECTS ON CASH	33	—	1,156	—	1,189
CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	814	3,059	65,369	—	69,242

CASH AND CASH EQUIVALENTS — END OF PERIOD	$1,293	$7,912	$60,373	$—	$69,578

	As of March 31, 2010
	Lions Gate	Lions Gate
	Entertainment	Entertainment	Non-guarantor	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated
		(Amounts in thousands)
BALANCE SHEET
Assets
Cash and cash equivalents	$814	$3,059	$65,369	$—	$69,242
Restricted cash	—	4,123	—	—	4,123
Restricted investments	—	6,995	—	—	6,995
Accounts receivable, net	99	1,116	291,209	500	292,924
Investment in films and television programs, net	2	6,391	655,994	(1,282)	661,105
Property and equipment, net	—	11,328	1,086	—	12,414
Equity method investments	—	18,611	160,460	—	179,071
Goodwill	10,173	—	229,081	—	239,254
Other assets	431	25,446	36,150	—	62,027
Subsidiary investments and advances	43,686	(5,885)	(249,526)	211,725	—

	$55,205	$71,184	$1,189,823	$210,943	$1,527,155

Liabilities and Shareholders’ Equity (Deficiency)
Senior revolving credit facility	$—	$17,000	$—	$—	$17,000
Senior secured second-priority notes	—	225,155	—	—	225,155
Accounts payable and accrued liabilities	1,018	53,706	198,915	106	253,745
Participations and residuals	186	3,760	298,741	(10)	302,677
Film obligations and production loans	79	—	351,690	—	351,769
Subordinated notes and other financing obligations	—	188,318	3,718	—	192,036
Deferred revenue	—	247	130,725	(121)	130,851
Shareholders’ equity (deficiency)	53,922	(417,002)	206,034	210,968	53,922

	$55,205	$71,184	$1,189,823	$210,943	$1,527,155

	Nine Months Ended December 31, 2009
	Lions Gate	Lions Gate
	Entertainment	Entertainment	Non-guarantor	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated
		(Amounts in thousands)
STATEMENT OF OPERATIONS
Revenues	$—	$27,762	$1,083,428	$(23,331)	$1,087,859
EXPENSES:
Direct operating	—	672	618,968	(19,342)	600,298
Distribution and marketing	—	3,372	336,606	(27)	339,951
General and administration	919	50,108	46,954	(215)	97,766
Depreciation and amortization	—	3,758	6,858	—	10,616

Total expenses	919	57,910	1,009,386	(19,584)	1,048,631

OPERATING INCOME (LOSS)	(919)	(30,148)	74,042	(3,747)	39,228

Other expenses (income):
Interest expense	—	31,860	2,116	(624)	33,352
Interest and other income	(97)	(1,209)	(525)	624	(1,207)
Gain on extinguishment of debt	—	(5,675)	—	—	(5,675)

Total other expenses (income)	(97)	24,976	1,591	—	26,470

INCOME (LOSS) BEFORE EQUITY INTERESTS AND INCOME TAXES	(822)	(55,124)	72,451	(3,747)	12,758
Equity interests income (loss)	3,639	50,875	(22,156)	(42,059)	(9,701)

INCOME (LOSS) BEFORE INCOME TAXES	2,817	(4,249)	50,295	(45,806)	3,057
Income tax provision	11	817	(577)	—	251

NET INCOME (LOSS)	$2,806	$(5,066)	$50,872	$(45,806)	$2,806

	Nine Months Ended December 31, 2009
	Lions Gate	Lions Gate
	Entertainment	Entertainment	Non-guarantor	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated
		(Amounts in thousands)
STATEMENT OF CASH FLOWS
NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(9,915)	$24,245	$(152,388)	$—	$(138,058)

INVESTING ACTIVITIES:
Purchases of restricted investments	—	(13,994)	—	—	(13,994)
Proceeds from the sale of restricted investments	—	13,985	—	—	13,985
Investment in equity method investees	—	—	(41,342)	—	(41,342)
Increase in loan receivables	—	(362)	—	—	(362)
Repayment of loan receivables	—	—	8,333	—	8,333
Purchases of property and equipment	—	(535)	(2,039)	—	(2,574)

NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	—	(906)	(35,048)	—	(35,954)

FINANCING ACTIVITIES:
Tax withholding requirements on equity awards	(1,733)	—	—	—	(1,733)
Proceeds from the issuance of mandatorily redeemable preferred stock units and common stock units related to the sale of 49% interest in TV Guide Network, net of unrestricted cash deconsolidated	—	—	109,776	—	109,776
Borrowings under senior revolving credit facility	—	170,000	—	—	170,000
Repayments of borrowings under senior revolving credit facility	—	(413,000)	—	—	(413,000)
Borrowings under individual production loans	—	—	134,587	—	134,587
Repayment of individual production loans	—	—	(111,885)	—	(111,885)
Production loan borrowings under Pennsylvania Regional Center credit facility	—	—	57,000	—	57,000
Production loan borrowings under film credit facility	—	—	32,217	—	32,217
Proceeds from sale of senior secured second-priority notes	—	216,232	—	—	216,232
Repurchase of subordinated notes	—	(75,185)	—	—	(75,185)
Repayment of other financing obligations	—	—	(134)	—	(134)

NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	(1,733)	(101,953)	221,561	—	117,875

NET CHANGE IN CASH AND CASH EQUIVALENTS	(11,648)	(78,614)	34,125	—	(56,137)

FOREIGN EXCHANGE EFFECTS ON CASH	2,033	—	319	—	2,352
CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	13,253	88,962	36,260	—	138,475

CASH AND CASH EQUIVALENTS — END OF PERIOD	$3,638	$10,348	$70,704	$—	$84,690

20. Consolidating Financial Information — Senior Secured Second-Priority Notes
     In October 2009, the Company issued $236.0 million aggregate principal amount the Senior Notes in a private offering conducted pursuant to Rule 144A and Regulation S under the Securities Act through LGEI.
     The Company has agreed to make available to the trustee and the holders of the Senior Notes the following tables which present unaudited condensed consolidating financial information as of December 31, 2010 and March 31, 2010, and for the nine months ended December 31, 2010 and 2009 for (1) the Company, on a stand-alone basis, (2) LGEI, on a stand-alone basis, (3) the guarantor subsidiaries of the Company (including the subsidiaries of LGEI), on a combined basis (4) the non-guarantor subsidiaries of the Company (including the subsidiaries of LGEI), on a combined basis and (5) the Company, on a consolidated basis.

	As of December 31, 2010
	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other Subsidiaries		Consolidating	Lions Gate
	Corp.	Inc.	Guarantors	Non-guarantors	Adjustments	Consolidated
			(Amounts in thousands)
BALANCE SHEET
Assets
Cash and cash equivalents	$1,293	$7,912	$1,004	$59,369	$—	$69,578
Restricted cash	15,815	3,507	—	—	—	19,322
Accounts receivable, net	5,918	479	317,282	76,322	—	400,001
Investment in films and television programs, net	2	6,391	590,798	87,619	(2,035)	682,775
Property and equipment, net	—	9,162	226	632	—	10,020
Equity method investments	2,174	18,608	10,554	127,876	—	159,212
Goodwill	10,173	—	198,883	30,198	—	239,254
Other assets	446	44,956	2,757	1,298	—	49,457
Subsidiary investments and advances	49,737	(46,691)	(181,940)	(209,104)	387,998	—

	$85,558	$44,324	$939,564	$174,210	$385,963	$1,629,619

Liabilities and Shareholders’ Equity (Deficiency)
Senior revolving credit facility	$—	$224,250	$—	$—	$—	$224,250
Senior secured second-priority notes	—	226,005	—	—	—	226,005
Accounts payable and accrued liabilities	8,674	33,350	190,942	37,287	(380)	269,873
Participations and residuals	190	7,983	243,747	29,710	(25)	281,605
Film obligations and production loans	75	—	269,495	8,777	—	278,347
Subordinated notes and other financing obligations	—	105,022	3,718	—	—	108,740
Deferred revenue	—	162	143,357	20,661	—	164,180
Shareholders’ equity (deficiency)	76,619	(552,448)	88,305	77,775	386,368	76,619

	$85,558	$44,324	$939,564	$174,210	$385,963	$1,629,619

	Nine Months Ended December 31, 2010
	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other Subsidiaries		Consolidating	Lions Gate
	Corp.	Inc.	Guarantors	Non-guarantors	Adjustments	Consolidated
			(Amounts in thousands)
STATEMENT OF OPERATIONS
Revenues	$—	$17,428	$1,087,408	$148,821	$(47,852)	$1,205,805
EXPENSES:
Direct operating	—	1,109	577,800	66,703	(45,132)	600,480
Distribution and marketing	—	737	398,683	62,090	(30)	461,480
General and administration	19,389	70,567	33,589	10,922	(132)	134,335
Depreciation and amortization	—	2,764	1,107	614	—	4,485

Total expenses	19,389	75,177	1,011,179	140,329	(45,294)	1,200,780

OPERATING INCOME (LOSS)	(19,389)	(57,749)	76,229	8,492	(2,558)	5,025

Other expenses (income):
Interest expense	—	39,162	2,504	627	(558)	41,735
Interest and other income	(129)	(1,030)	(363)	(118)	558	(1,082)
Loss on extinguishment of debt	—	14,505	—	—	—	14,505

Total other expenses (income)	(129)	52,637	2,141	509	—	55,158

INCOME (LOSS) BEFORE EQUITY INTERESTS AND INCOME TAXES	(19,260)	(110,386)	74,088	7,983	(2,558)	(50,133)
Equity interests income (loss)	(80,484)	4,601	(44,439)	(265)	75,021	(45,566)

INCOME (LOSS) BEFORE INCOME TAXES	(99,744)	(105,785)	29,649	7,718	72,463	(95,699)
Income tax provision (benefit)	—	2,027	1,370	648	—	4,045

NET INCOME (LOSS)	$(99,744)	$(107,812)	$28,279	$7,070	$72,463	$(99,744)

	Nine Months Ended December 31, 2010
	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other Subsidiaries		Consolidating	Lions Gate
	Corp.	Inc.	Guarantors	Non-guarantors	Adjustments	Consolidated
			(Amounts in thousands)
STATEMENT OF CASH FLOWS
NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	$15,365	$(208,795)	$73,459	$4,335	$—	$(115,636)

INVESTING ACTIVITIES:
Purchases of restricted investments	—	(13,993)	—	—	—	(13,993)
Proceeds from the sale of restricted investments	—	20,989	—	—	—	20,989
Buy-out of the earn-out associated with the acquisition of Debmar-Mercury, LLC	—	—	(15,000)	—	—	(15,000)
Investment in equity method investees	(2,000)	—	(22,677)	—	—	(24,677)
Repayment of loans receivable	—	—	8,113	—	—	8,113
Purchases of property and equipment	—	(598)	(426)	(163)	—	(1,187)

NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	(2,000)	6,398	(29,990)	(163)	—	(25,755)

FINANCING ACTIVITIES:
Tax withholding requirements on equity awards	(12,919)	—	—	—	—	(12,919)
Borrowings under senior revolving credit facility	—	481,750	—	—	—	481,750
Repayments of borrowings under senior revolving credit facility	—	(274,500)	—	—	—	(274,500)
Borrowings under individual production loans	—	—	99,625	578	—	100,203
Repayment of individual production loans	—	—	(139,543)	(3,754)	—	(143,297)
Production loan borrowings under film credit facility	—	—	17,721	—	—	17,721
Production loan repayments under film credit facility	—	—	(31,507)	—	—	(31,507)
Decrease in restricted cash collateral requirement under the film credit facility	—	—	3,087	—	—	3,087

NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	(12,919)	207,250	(50,617)	(3,176)	—	140,538

NET CHANGE IN CASH AND CASH EQUIVALENTS	446	4,853	(7,148)	996	—	(853)

FOREIGN EXCHANGE EFFECTS ON CASH	33	—	—	1,156	—	1,189
CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	814	3,059	8,152	57,217	—	69,242

CASH AND CASH EQUIVALENTS — END OF PERIOD	$1,293	$7,912	$1,004	$59,369	$—	$69,578

	As of March 31, 2010
	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other Subsidiaries		Consolidating	Lions Gate
	Corp.	Inc.	Guarantors	Non- guarantors	Adjustments	Consolidated
			(Amounts in thousands)
BALANCE SHEET
Assets
Cash and cash equivalents	$814	$3,059	$8,152	$57,217	$—	$69,242
Restricted cash	—	4,123	—	—	—	4,123
Restricted investments	—	6,995	—	—	—	6,995
Accounts receivable, net	99	1,116	238,138	53,071	500	292,924
Investment in films and television programs, net	2	6,391	567,718	88,276	(1,282)	661,105
Property and equipment, net	—	11,328	382	704	—	12,414
Equity method investments	—	18,611	32,330	256,260	(128,130)	179,071
Goodwill	10,173	—	198,883	30,198	—	239,254
Other assets	431	25,446	32,837	3,313	—	62,027
Subsidiary investments and advances	43,686	(5,885)	(91,278)	(316,841)	370,318	—

	$55,205	$71,184	$987,162	$172,198	$241,406	$1,527,155

Liabilities and Shareholders’ Equity (Deficiency)
Senior revolving credit facility	$—	$17,000	$—	$—	$—	$17,000
Senior secured second-priority notes	—	225,155	—	—	—	225,155
Accounts payable and accrued liabilities	1,018	53,706	169,893	30,298	(1,170)	253,745
Participations and residuals	186	3,760	255,794	42,947	(10)	302,677
Film obligations and production loans	79	—	334,791	16,899	—	351,769
Subordinated notes and other financing obligations	—	188,318	3,718	—	—	192,036
Deferred revenue	—	247	125,323	5,402	(121)	130,851
Shareholders’ equity (deficiency)	53,922	(417,002)	97,643	76,652	242,707	53,922

	$55,205	$71,184	$987,162	$172,198	$241,406	$1,527,155

	Nine Months Ended December 31, 2009
	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other Subsidiaries		Consolidating	Lions Gate
	Corp.	Inc.	Guarantors	Non-guarantors	Adjustments	Consolidated
			(Amounts in thousands)
STATEMENT OF OPERATIONS
Revenues	$—	$27,762	$883,299	$206,102	$(29,304)	$1,087,859
EXPENSES:
Direct operating	—	672	497,624	129,835	(27,833)	600,298
Distribution and marketing	—	3,372	288,454	48,152	(27)	339,951
General and administration	919	50,108	30,471	16,494	(226)	97,766
Depreciation and amortization	—	3,758	3,092	3,766	—	10,616

Total expenses	919	57,910	819,641	198,247	(28,086)	1,048,631

OPERATING INCOME (LOSS)	(919)	(30,148)	63,658	7,855	(1,218)	39,228

Other expenses (income):
Interest expense	—	31,860	1,186	930	(624)	33,352
Interest and other income	(97)	(1,209)	(477)	(48)	624	(1,207)
Gain on extinguishment of debt	—	(5,675)	—	—	—	(5,675)

Total other expenses (income)	(97)	24,976	709	882	—	26,470

INCOME (LOSS) BEFORE EQUITY INTERESTS AND INCOME TAXES	(822)	(55,124)	62,949	6,973	(1,218)	12,758
Equity interests income (loss)	3,639	50,875	(9,755)	(6,320)	(48,140)	(9,701)

INCOME (LOSS) BEFORE INCOME TAXES	2,817	(4,249)	53,194	653	(49,358)	3,057
Income tax provision	11	817	(1,312)	735	—	251

NET INCOME (LOSS)	$2,806	$(5,066)	$54,506	$(82)	$(49,358)	$2,806

	Nine Months Ended December 31, 2009
	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other Subsidiaries		Consolidating	Lions Gate
	Corp.	Inc.	Guarantors	Non-guarantors	Adjustments	Consolidated
			(Amounts in thousands)
STATEMENT OF CASH FLOWS
NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(9,915)	$24,245	$(69,035)	$(83,353)	$—	$(138,058)

INVESTING ACTIVITIES:
Purchases of restricted investments	—	(13,994)	—	—	—	(13,994)
Proceeds from the sale of restricted investments	—	13,985	—	—	—	13,985
Investment in equity method investees	—	—	(41,342)	—	—	(41,342)
Increase in loan receivables	—	(362)	—	—	—	(362)
Repayment of loans receivable	—	—	8,333	—	—	8,333
Purchases of property and equipment	—	(535)	(467)	(1,572)	—	(2,574)

NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	—	(906)	(33,476)	(1,572)	—	(35,954)

FINANCING ACTIVITIES:
Tax withholding requirements on equity awards	(1,733)	—	—	—	—	(1,733)
Proceeds from the issuance of mandatorily redeemable preferred stock units and common stock units related to the sale of 49% interest in TV Guide Network, net of unrestricted cash deconsolidated	—	—	—	109,776	—	109,776
Borrowings under senior revolving credit facility	—	170,000	—	—	—	170,000
Repayments of borrowings under senior revolving credit facility	—	(413,000)	—	—	—	(413,000)
Borrowings under individual production loans	—	—	122,470	12,117	—	134,587
Repayment of individual production loans	—	—	(110,691)	(1,194)	—	(111,885)
Production loan borrowings under Pennsylvania Regional Center credit facility	—	—	57,000	—	—	57,000
Production loan borrowings under film credit facility	—	—	32,217	—	—	32,217
Proceeds from sale of senior secured second-priority notes	—	216,232	—	—	—	216,232
Repurchase of subordinated notes	—	(75,185)	—	—	—	(75,185)
Repayment of other financing obligations	—	—	—	(134)	—	(134)

NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	(1,733)	(101,953)	100,996	120,565	—	117,875

NET CHANGE IN CASH AND CASH EQUIVALENTS	(11,648)	(78,614)	(1,515)	35,640	—	(56,137)

FOREIGN EXCHANGE EFFECTS ON CASH	2,033	—	—	319	—	2,352
CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	13,253	88,962	10,424	25,836	—	138,475

CASH AND CASH EQUIVALENTS — END OF PERIOD	$3,638	$10,348	$8,909	$61,795	$—	$84,690

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
     Lions Gate Entertainment Corp. (“Lionsgate,” the “Company,” “we,” “us” or “our”) is a leading global entertainment company with a strong and diversified presence in motion picture production and distribution, television programming and syndication, home entertainment, family entertainment, digital distribution and new channel platforms.
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
Recent Developments
     Refinancing Exchange Agreement. On July 20, 2010 the Company entered the Refinancing Exchange Agreement to exchange approximately $36.0 million in aggregate principal amount of the 3.625% Convertible Senior Subordinated Notes Due 2025 (the “February 2005 3.625% Notes”) and $63.7 million in aggregate principal amount of the 2.9375% Convertible Senior Subordinated Notes due 2024 (the “October 2004 2.9375% Notes”) for equal principal amounts, respectively, of new 3.625% Convertible Senior Subordinated Notes due 2027 (the “New 3.625% Notes”) and new 2.9375% Convertible Senior Subordinated Notes due 2026 (the “New 2.9375% Notes”, and together with the New 3.625% Notes, the “New Notes”). The New Notes took effect immediately and all terms were identical to the February 2005 3.625% Notes and October 2004 2.9375% Notes except that the New Notes had an extended maturity date, extended put rights by two years, and were immediately convertible at an initial conversion rate of 161.2903 common shares of the Company per $1,000 principal amount of New Notes, subject to specified contingencies.
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
     Sales Returns Allowance. Revenues are recorded net of estimated returns and other allowances. We estimate reserves for DVD/Blu-ray returns based on previous returns experience, point-of-sale data available from certain retailers, current economic trends, and projected future sales of the title to the consumer based on the actual performance of similar titles on a title-by-title basis in each of the DVD/Blu-ray businesses. Factors affecting actual returns include, among other factors, limited retail shelf space at various times of the year, success of advertising or other sales promotions, and the near term release of competing titles. We believe that our estimates have been materially accurate in the past; however, due to the judgment involved in establishing reserves, we may have adjustments to our historical estimates in the future. Our estimate of future returns affects reported revenue and operating income. If we underestimate the impact of future returns in a particular period, then we may record less revenue in later periods when returns exceed the estimated amounts. If we overestimate the impact of future returns in a particular period, then we may record additional revenue in later periods when returns are less than estimated. An incremental change of 1% in our estimated sales returns rate (i.e., provisions for returns divided by gross sales of related product) for home entertainment products would have had an approximately $2.5 million and $6.1 million impact on our total revenue in the three and nine months ended December 31, 2010, respectively.
     Provisions for Accounts Receivable. We estimate provisions for accounts receivable based on historical experience and relevant facts and information regarding the collectability of the accounts receivable. In performing this evaluation, significant judgments and estimates are involved, including an analysis of specific risks on a customer-by-customer basis for our larger customers and an analysis of the length of time receivables have been past due. The financial condition of a given customer and its ability to pay may change over time or could be better or worse than anticipated and could result in an increase or decrease to our allowance for doubtful accounts, which, when the impact of such change is material, is disclosed in our discussion on direct operating expenses elsewhere in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
     Goodwill. Goodwill is reviewed annually for impairment within each fiscal year or between the annual tests if an event occurs or circumstances change that indicate it is more likely than not that the fair value of a reporting unit is less than its carrying value. We perform our annual impairment test as of January 1 in each fiscal year. We performed our last annual impairment test on our goodwill as of January 1, 2010. No goodwill impairment was identified in any of our reporting units. We will be updating our assessment as of January 1, 2011. Determining the fair value of reporting units requires various assumptions and estimates. The estimates of fair value include consideration of the future projected operating results and cash flows of the reporting unit. Such projections could be different than actual results. Should actual results be significantly less than estimates, the value of our goodwill could be impaired in the future.
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
Results of Operations
     Three Months Ended December 31, 2010 Compared to Three Months Ended December 31, 2009
     The following table sets forth the components of consolidated revenue by segment for the three months ended December 31, 2010 and 2009:

	Three Months	Three Months
	Ended	Ended
	December 31,	December 31,	Increase (Decrease)
	2010	2009	Amount	Percent
		(Amounts in millions)
Consolidated Revenue
Motion Pictures	$326.7	$251.0	$75.7	30.2%
Television Production	96.2	91.5	4.7	5.1%

	$422.9	$342.5	$80.4	23.5%

     Our largest component of revenue comes from home entertainment. The following table sets forth total home entertainment revenue for both the Motion Pictures and Television Production reporting segments for the three months ended December 31, 2010 and 2009:

	Three Months	Three Months
	Ended	Ended
	December 31,	December 31,	Increase (Decrease)
	2010	2009	Amount	Percent
		(Amounts in millions)
Home Entertainment Revenue
Motion Pictures	$158.1	$95.0	$63.1	66.4%
Television Production	16.3	12.1	4.2	34.7%

	$174.4	$107.1	$67.3	62.8%

Motion Pictures Revenue
     The following table sets forth the components of revenue and the changes in these components for the motion pictures reporting segment for the three-month periods ended December 31, 2010 and 2009:

	Three Months	Three Months
	Ended	Ended
	December 31,	December 31,	Increase (Decrease)
	2010	2009	Amount	Percent
		(Amounts in millions)
Motion Pictures
Theatrical	$53.8	$49.4	$4.4	8.9%
Home Entertainment	158.1	95.0	63.1	66.4%
Television	49.7	54.7	(5.0)	(9.1%)
International	21.4	16.4	5.0	30.5%
Lionsgate UK	30.0	21.1	8.9	42.2%
Mandate Pictures	11.3	12.9	(1.6)	(12.4%)
Other	2.4	1.5	0.9	60.0%

	$326.7	$251.0	$75.7	30.2%

     The increase in motion pictures revenue this period consisted primarily of increases in home entertainment, Lionsgate UK, international and theatrical revenue, partially offset by decreases in television and Mandate Pictures revenue.
Motion Pictures — Theatrical Revenue
     The following table sets forth the titles contributing significant theatrical revenue by fiscal years theatrical slate and the month of their release for the three-month periods ended December 31, 2010 and 2009:

Three Months Ended December 31,
2010		2009
	Theatrical Release Date		Theatrical Release Date
Fiscal 2011 Theatrical Slate:		Fiscal 2010 Theatrical Slate:
For Colored Girls	November 2010	Brothers	December 2009
The Next Three Days	November 2010	Precious	November 2009
Saw 3D	October 2010	Saw VI	October 2009
Alpha and Omega	September 2010	I Can Do Bad All By Myself	September 2009
     Theatrical revenue of $53.8 million increased $4.4 million, or 8.9%, in this quarter as compared to the prior year’s quarter. The increase in theatrical revenue in the current quarter as compared to the prior year’s quarter is due to higher box office receipts earned during this quarter as compared to the prior year’s quarter on the theatrical releases listed in the table above.
Motion Pictures — Home Entertainment Revenue
     The following table sets forth the titles contributing significant motion pictures home entertainment revenue for the three-month periods ended December 31, 2010 and 2009:

Three Months Ended December 31,
2010		2009
	DVD Release Date		DVD Release Date
Fiscal 2011 Theatrical Slate:		Fiscal 2010 Theatrical Slate:
The Expendables	November 2010	Crank: High Voltage	September 2009
Killers	September 2010	Fiscal 2009 Theatrical Slate:
Kick-Ass	August 2010	New In Town	May 2009
Direct-to-DVD:		Direct-to-DVD:
Madea’s Big Happy Family (The Play)	November 2010	Jillian Michaels: 30 Day Shred	March 2008
Other:
Winter’s Bone	October 2010
     The following table sets forth the components of home entertainment revenue by product category for the three-month periods ended December 31, 2010 and 2009:

	Three Months Ended
	December 31,
	2010	2009
	(Amounts in millions)
Home entertainment revenues
Fiscal 2011 Theatrical Slate	$65.3	$—
Fiscal 2010 Theatrical Slate	7.1	3.4
Fiscal 2009 Theatrical Slate	2.4	11.7
Fiscal 2008 & Prior Theatrical Slate	7.6	7.5
Direct-to-DVD, acquired and licensed brands, acquired library & other	68.6	67.5
Other	7.1	4.9

	$158.1	$95.0

     Home entertainment revenue of $158.1 million increased $63.1 million, or 66.4%, in the current quarter as compared to the prior year’s quarter. The increase in home entertainment revenue in the current quarter compared to the prior year’s quarter is primarily due to higher revenues from the theatrical slates and, to a lesser extent, due to higher revenues from direct-to-DVD, acquired and licensed brands, acquired library and other products in the current quarter as compared to the prior year’s quarter, as reflected in the above table.
Motion Pictures — Television Revenue
     The following table sets forth the titles contributing significant motion pictures television revenue for the three-month periods ended December 31, 2010 and 2009:

Three Months Ended December 31,
2010	2009
Fiscal 2011 Theatrical Slate:	Fiscal 2009 Theatrical Slate:
Kick-Ass	Madea Goes to Jail
Killers	My Bloody Valentine 3-D
Why Did I Get Married Too?	New In Town
Fiscal 2010 Theatrical Slate:	The Haunting in Connecticut
Daybreakers	The Spirit
From Paris With Love
The Spy Next Door
     The following table sets forth the components of television revenue by product category for the three-month periods ended December 31, 2010 and 2009:

	Three Months Ended
	December 31,
	2010	2009
	(Amounts in millions)
Television revenues
Fiscal 2011 Theatrical Slate	$15.3	$—
Fiscal 2010 Theatrical Slate	23.5	0.8
Fiscal 2009 Theatrical Slate	0.3	41.1
Fiscal 2008 & Prior Theatrical Slate	2.3	4.8
Direct-to-DVD, acquired and licensed brands, acquired library & other	6.8	6.6
Other	1.5	1.4

	$49.7	$54.7

     Television revenue included in motion pictures revenue of $49.7 million decreased $5.0 million, or 9.1%, in the current quarter as compared to the prior year’s quarter. The contribution of television revenue from the titles listed above decreased $2.9 million in the current quarter compared to the prior year’s quarter, and the contribution of television revenue from titles not listed above decreased $2.1 million in the current quarter compared to the prior year’s quarter.
Motion Pictures — International Revenue
     The following table sets forth the titles contributing significant motion pictures international revenue for the three-month periods ended December 31, 2010 and 2009:

Three Months Ended December 31,
2010	2009
Fiscal 2011 Theatrical Slate:	Fiscal 2010 Theatrical Slate:
Alpha and Omega	Brothers
Saw 3D	Saw VI
The Next Three Days	Fiscal 2009 Theatrical Slate:
Fiscal 2010 Theatrical Slate:	My Bloody Valentine 3-D
Saw VI
     The following table sets forth the components of international revenue by product category for the three-month periods ended December 31, 2010 and 2009:

	Three Months Ended
	December 31,
	2010	2009
	(Amounts in millions)
International revenues
Fiscal 2011 Theatrical Slate	$15.9	$—
Fiscal 2010 Theatrical Slate	1.6	4.9
Fiscal 2009 Theatrical Slate	0.7	2.5
Fiscal 2008 & Prior Theatrical Slate	1.2	2.5
Direct-to-DVD, acquired and licensed brands, acquired library & other	1.6	5.3
Other	0.4	1.2

	$21.4	$16.4

     International revenue included in motion pictures revenue of $21.4 million increased $5.0 million, or 30.5%, in the current quarter as compared to the prior year’s quarter. The increase in international revenue in the current quarter compared to the prior year’s quarter is mainly due to an increase in revenues from the theatrical slates, offset by a decrease in revenues from direct-to-DVD, acquired and licensed brands, acquired library and other products in the current quarter compared to the prior year’s quarter.
Motion Pictures — Lionsgate UK Revenue

     The following table sets forth the titles contributing significant Lionsgate UK revenue for the three-month periods ended December 31, 2010 and 2009:

Three Months Ended December 31,
2010	2009
Fiscal 2011 Theatrical Slate:	Fiscal 2010 Theatrical Slate:
Killers	Saw VI
Saw 3D	LGUK Theatrical Slate:
The Expendables	The Hurt Locker
Other:
Drag Me To Hell

     The following table sets forth the components of Lionsgate UK revenue by product category for the three-month periods ended December 31, 2010 and 2009:

	Three Months Ended
	December 31,
	2010	2009
	(Amounts in millions)
Lionsgate UK revenues
Fiscal 2011 Theatrical Slate	$19.0	$—
Fiscal 2010 Theatrical Slate	0.9	2.7
Fiscal 2009 Theatrical Slate	0.3	1.8
Fiscal 2008 & Prior Theatrical Slate	0.8	0.7
Lionsgate UK and third party product	5.4	6.5
Direct-to-DVD, acquired and licensed brands, acquired library & other	3.1	5.9
Other	0.5	3.5

	$30.0	$21.1

     Lionsgate UK revenue of $30.0 million increased $8.9 million, or 42.2%, in the current quarter as compared to the prior year’s quarter. The increase in Lionsgate UK revenue in the current quarter compared to the prior year’s quarter is mainly due to the revenue generated from the titles and product categories listed above. The contribution of Lionsgate UK revenue from the titles listed above increased $10.4 million in the current quarter compared to the prior year’s quarter, and the contribution of Lionsgate UK revenue from the titles not listed in the table above decreased $1.5 million in the current quarter compared to the prior year’s quarter.
Motion Pictures — Mandate Pictures Revenue
     The following table sets forth the titles contributing significant Mandate Pictures revenue for the three-month periods ended December 31, 2010 and 2009:

Three Months Ended December 31,
2010	2009
Juno	Drag Me To Hell
The Switch	Juno
Whip It	Whip It
     Mandate Pictures revenue includes revenue from the sales and licensing of domestic and worldwide rights of titles developed or acquired by Mandate Pictures to third-party distributors or international sub-distributors. Mandate Pictures revenue of $11.3 million decreased $1.6 million, or 12.4%, in the current quarter as compared to the prior year’s quarter. The decrease in Mandate Pictures revenue is mainly due to the higher revenues generated from the titles listed in the above table in the prior year quarter as compared to the current quarter, offset slightly by an increase in revenue generated by titles not listed in the above table in the current quarter as compared to the prior year’s quarter.
Television Production Revenue
     Television production revenue of $96.2 million increased $4.7 million, or 5.1%, in the current quarter as compared to the prior year’s quarter. The following table sets forth the components and the changes in the components of revenue that make up television production revenue for the three-month periods ended December 31, 2010 and 2009:

	Three Months	Three Months
	Ended	Ended
	December 31,	December 31,	Increase (Decrease)
	2010	2009	Amount	Percent
	(Amounts in millions)
Television Production
Domestic series licensing
Lionsgate Television	$28.2	$41.7	$(13.5)	(32.4%)
Debmar-Mercury	38.4	25.2	13.2	52.4%
Ish Entertainment	—	2.8	(2.8)	(100.0%)

Total domestic series licensing	66.6	69.7	(3.1)	(4.4%)
International	12.0	9.5	2.5	26.3%
Home entertainment releases of television production	16.3	12.1	4.2	34.7%
Other	1.3	0.2	1.1	NM

	$96.2	$91.5	$4.7	5.1%

NM —	Percentage not meaningful
     Revenues included in domestic series licensing from Lionsgate Television decreased in the current quarter mainly due to the mix of titles and fewer number of television episodes and hours delivered in the current quarter compared to the titles delivered in the prior year’s quarter. There was no revenue generated from our former collaboration with Ish Entertainment Inc. (“Ish”) in the current quarter compared to the prior year’s quarter due to the collaboration ending in fiscal 2010.
     The following table sets forth the number of television episodes and hours included in Lionsgate Television domestic series licensing revenue in the three-month periods ended December 31, 2010 and 2009, respectively:

		Three Months Ended				Three Months Ended
		December 31, 2010				December 31, 2009
		Episodes	Hours			Episodes	Hours
Blue Mountain State Season 2	1/2hr	12	6.0	Blue Mountain State Season 1	1/2hr	13	6.5
Running Wilde Season 1	1/2hr	9	4.5	Nurse Jackie Season 2	1/2hr	2	1.0
Nurse Jackie Season 3	1/2hr	1	0.5	Crash TV Series Season 2	1hr	8	8.0
Mad Men Season 4	1hr	2	2.0	Mad Men Season 3	1hr	5	5.0

		24	13.0			28	20.5

     Revenues included in domestic series licensing from Debmar-Mercury increased in the current quarter due to increased revenue from the deliveries of the television series Meet the Browns, Are We There Yet, House of Payne, Weeds Seasons 3, 4 and 5, and The Wendy Williams Show.
     The increase in revenue from home entertainment releases of television production is primarily due to the performance of Mad Men Season 3 (released March 2010) in the current quarter, with no comparable revenue in the prior year’s quarter. Revenues in the current quarter were also driven by DVD/Blu-Ray revenue from Mad Men Season 1 (released July 2008), Mad Men Season 2 (released July 2009), Weeds Season 1 (released July 2006), and Weeds Season 2 (released July 2007). Revenues in the prior year’s quarter were primarily driven by DVD/Blu-Ray revenue from Mad Men Season 1 (released July 2008), Mad Men Season 2 (released July 2009), Weeds Season 2 (released July 2007), and Weeds Season 4 (released June 2009).
Direct Operating Expenses
     The following table sets forth direct operating expenses by segment for the three months ended December 31, 2010 and 2009:

	Three Months Ended			Three Months Ended
	December 31, 2010			December 31, 2009
	Motion	Television		Motion	Television
	Pictures	Production	Total	Pictures	Production	Total
	(Amounts in millions)
Direct operating expenses
Amortization of films and television programs	$86.1	$52.0	$138.1	$69.3	$64.7	$134.0
Participation and residual expense	43.9	22.2	66.1	45.2	21.0	66.2
Other expenses	0.8	(0.3)	0.5	0.2	(0.1)	0.1

	$130.8	$73.9	$204.7	$114.7	$85.6	$200.3

Direct operating expenses as a percentage of segment revenues	40.0%	76.8%	48.4%	45.7%	93.6%	58.5%
     Direct operating expenses of the motion pictures segment of $130.8 million for this quarter were 40.0% of motion pictures revenue, compared to $114.7 million, or 45.7% of motion pictures revenue for the prior year’s quarter. The decrease in direct operating expense of the motion pictures segment in the current quarter as a percent of revenue is primarily due to the change in the mix of product generating revenue compared to the prior year’s quarter, and due to lower investment in film write-downs in the current quarter as compared to the prior year’s quarter. Investment in film write-downs of the motion pictures segment during the current quarter totaled approximately $1.7 million compared to $7.3 million for the prior year’s quarter. In the current quarter, there were no write-downs that individually exceeded $1.0 million. In the prior year’s quarter, approximately $7.1 million of charges for write-downs were due to the lower than anticipated performance of one title that had not yet been released. Other expenses consist of the provision for doubtful accounts and foreign exchange gains and losses. The provision for doubtful accounts increased from a provision of $0.4 million in the prior year’s quarter to a provision of $0.5 million in the current quarter. Foreign exchange gains and losses included a gain of $0.2 million in the prior year’s quarter and a loss of less than $0.1 million in the current quarter due to changes in exchange rates.
     Direct operating expenses of the television production segment of $73.9 million for the current quarter were 76.8% of television revenue, compared to $85.6 million, or 93.6%, of television revenue for the prior year’s quarter. The decrease in direct operating expenses as a percent of television revenue is primarily due to the change in the mix of titles generating revenue compared to the prior year’s quarter, including the success of the Mad Men and Weeds series franchises relative to total television revenue, and also due to lower charges for costs incurred in excess of contracted revenues for episodic television series or write-downs of television film costs in the current quarter as compared to the prior year’s quarter. In the current quarter, $2.9 million of charges for costs incurred in excess of contracted revenues for episodic television series or write-downs of television film costs were included in the amortization of television programs, compared to $5.7 million in the prior year’s quarter. In the current quarter, approximately $1.6 million of the write-down related to one television series, and in the prior year’s period, approximately $5.1 million of the write-down related to four television series.
Distribution and Marketing Expenses
     The following table sets forth distribution and marketing expenses by segment for the three months ended December 31, 2010 and 2009:

	Three Months Ended			Three Months Ended
	December 31, 2010			December 31, 2009
	Motion	Television		Motion	Television
	Pictures	Production	Total	Pictures	Production	Total
	(Amounts in millions)
Distribution and marketing expenses
Theatrical	$76.7	$—	$76.7	$99.7	$—	$99.7
Home Entertainment	53.0	4.5	57.5	36.1	4.1	40.2
Television	1.0	5.2	6.2	0.2	2.5	2.7
International	1.3	2.5	3.8	1.6	0.9	2.5
Lionsgate UK	13.5	0.7	14.2	10.4	0.2	10.6
Other	0.6	—	0.6	0.5	0.2	0.7

	$146.1	$12.9	$159.0	$148.5	$7.9	$156.4

     The majority of distribution and marketing expenses relate to the motion pictures segment. Theatrical prints and advertising (“P&A”) in the motion pictures segment in the current quarter of $76.7 million decreased $23.0 million, compared to $99.7 million in the prior year’s quarter. Domestic theatrical P&A from the motion pictures segment in this quarter included P&A incurred on the release of For Colored Girls, Saw 3D, and The Next Three Days, which individually represented between 25% and 43% of total theatrical P&A and, in the aggregate, accounted for 94% of the total theatrical P&A. Additionally, P&A in the current quarter included $4.4 million of P&A incurred in advance for films to be released in subsequent quarters, including the title Rabbit Hole. Domestic theatrical P&A from the motion pictures segment in the prior year’s quarter included P&A incurred on the release of Brothers, Precious, and Saw VI, which individually represented between 21% and 26% of total theatrical P&A and, in the aggregate, accounted for approximately 69% of total theatrical P&A. Approximately $31.4 million of P&A was incurred on titles that did not contribute significant revenue in the prior year’s quarter, of which $25.4 million was P&A related to titles to be released in the future such as Daybreakers, Spy Next Door, Kick-Ass, and From Paris With Love.
     Home entertainment distribution and marketing costs on motion pictures and television product in this quarter of $57.5 million increased $17.3 million, or 43.0%, compared to $40.2 million in the prior year’s quarter, primarily due to distribution and marketing cost associated with higher revenues. Home entertainment distribution and marketing costs as a percentage of home entertainment revenues was 33.0% and 37.5% in the current quarter and prior year’s quarter, respectively. The decrease in home entertainment distribution and marketing costs as a percentage of home entertainment revenues was primarily due to the increase in revenue associated with new releases in the current quarter, such as The Expendables, as compared to the prior year’s quarter.
     Lionsgate UK distribution and marketing expenses in the motion pictures segment in the current quarter of $13.5 million increased from $10.4 million in the prior year’s quarter.

General and Administrative Expenses
     The following table sets forth general and administrative expenses by segment for the three months ended December 31, 2010 and 2009:

	Three Months	Three Months
	Ended	Ended
	December 31,	December 31,	Increase (Decrease)
	2010	2009	Amount	Percent
	(Amounts in millions)
General and administrative expenses
Motion Pictures	$11.9	$11.2	$0.7	6.3%
Television Production	2.9	2.5	0.4	16.0%
Unallocated shared services and corporate expenses
Stock-based compensation expense	0.2	4.3	(4.1)	(95.3%)
Shareholder activist matter	7.9	—	7.9	NM
Other unallocated shared services and corporate expenses	13.0	12.2	0.8	6.6%

	21.1	16.5	4.6	27.9%

Total general and administrative expenses	$35.9	$30.2	$5.7	18.9%

Total general and administrative expenses as a percentage of revenue	8.5%	8.8%

General and administrative expenses excluding stock-based compensation expense, and shareholder activist matter expenses, as a percentage of revenue	6.6%	7.6%

NM —	Percentage not meaningful
Total General and Administrative Expenses
     General and administrative expenses increased by $5.7 million, or 18.9%, as reflected in the table above, and further discussed below.
Motion Pictures
     General and administrative expenses of the motion pictures segment increased $0.7 million, or 6.3%, mainly due to an increase in salary and related expenses. In the current quarter, $2.3 million of motion pictures production overhead was capitalized compared to $1.8 million in the prior year’s quarter.
Television Production
     General and administrative expenses of the television production segment increased $0.4 million, or 16.0%, mainly due to an increase in salary and related expenses. In the current quarter, $1.1 million of television production overhead was capitalized compared to $1.0 million in the prior year’s quarter.
Unallocated Shared Services and Corporate Expenses
     Unallocated shared services and corporate expenses increased $4.6 million, or 27.9% mainly due to an increase of $7.9 million in legal and professional fees associated with a shareholder activist matter and an increase of $0.8 million in other unallocated shared services and corporate expenses, offset by a decrease of $4.1 million of stock-based compensation .
     Stock-Based Compensation Expense. The following table sets forth stock-based compensation expense included in unallocated shared services and corporate expenses for the three months ended December 31, 2010 and 2009:

	Three Months	Three Months
	Ended	Ended
	December 31,	December 31,	Increase (Decrease)
	2010	2009	Amount	Percent
	(Amounts in millions)
Stock-Based Compensation Expense:
Stock options	$—	$0.8	$(0.8)	(100.0%)
Restricted share units and other share-based compensation	2.0	3.3	(1.3)	(39.4%)
Stock appreciation rights	(1.8)	0.2	(2.0)	NM

	$0.2	$4.3	$(4.1)	(95.3%)

NM —	Percentage not meaningful
     At December 31, 2010, as disclosed in Note 16 to the unaudited condensed consolidated financial statements, there were unrecognized compensation costs of approximately $7.6 million related to stock options and restricted share units previously granted, including annual installments of share grants that were subject to performance targets, which will be expensed over the remaining vesting periods. At December 31, 2010, 458,037 shares of restricted share units have been awarded to two key executive officers, the vesting of which will be subject to performance targets to be set annually by the Compensation Committee of the Board of Directors of the Company. These restricted share units will vest in two annual installments assuming annual performance targets have been met. The fair value of the 458,037 shares, whose future annual performance targets have not been set, was $3.0 million, based on the market price of the Company’s common shares as of December 31, 2010. The market value will be remeasured when the annual performance criteria are set and the value will be expensed over the remaining vesting periods once it becomes probable that the performance targets will be satisfied.
Depreciation, Amortization and Other Expenses (Income)
     Depreciation and amortization of $1.4 million this quarter decreased $0.9 million from $2.3 million in the prior year’s quarter.
     Interest expense of $13.4 million this quarter decreased $0.1 million, or 0.7%, from the prior year’s quarter of $13.5 million. The following table sets forth the components of interest expense for the three months ended December 31, 2010 and 2009:

	Three Months	Three Months
	Ended	Ended
	December 31,	December 31,
	2010	2009
	(Amounts in millions)
Interest Expense
Cash Based:
Senior revolving credit facility	$2.0	$1.1
Senior subordinated debentures	1.2	2.0
Senior secured second priority notes	6.0	4.0
Other	0.8	0.3

	10.0	7.4

Non-Cash Based:
Amortization of discount on liability component of senior subordinated debentures	2.2	4.4
Amortization of discount on senior secured second priority notes	0.2	0.8
Amortization of deferred financing costs	1.0	0.9

	3.4	6.1

	$13.4	$13.5

     Interest and other income was $0.3 million for the quarter ended December 31, 2010, compared to $0.4 million in the prior year’s quarter.

     Loss on extinguishment of debt was nil for the three months ended December 31, 2010, compared to $1.8 million in the prior year’s quarter, resulting from the December 2009 repurchase of approximately $40.0 million in aggregate principal amount of the October 2004 2.9375% Notes and approximately $39.9 million in aggregate principal amount of the February 2005 3.625% Notes.
     The following table represents our portion of the income or (loss) of our equity method investees based on our percentage ownership for the three months ended December 31, 2010 and 2009:

	December 31,	Three Months	Three Months
	2010	Ended	Ended
	Ownership	December 31,	December 31,
	Percentage	2010	2009
		(Amounts in millions)
Horror Entertainment, LLC (“FEARnet”)	34.5%	$0.2	$0.1
NextPoint, Inc. (“Break.com”)	42.0%	(0.5)	0.2
Roadside Attractions, LLC	43.0%	0.6	(0.2)
Studio 3 Partners, LLC (“EPIX”) (1)	31.2%	(11.1)	(6.9)
TV Guide Network (2)	51.0%	(2.0)	1.4
Tiger Gate	45.9%	(0.4)	—

		$(13.2)	$(5.4)

(1)	We license certain of our theatrical releases and other films and television programs to EPIX. A portion of the profits of these licenses reflecting our ownership share in the venture are eliminated through an adjustment to the equity interest loss of the venture. These profits are recognized as they are realized by the venture. For the three months ended December 31, 2010, the Company recognized $18.3 million of revenue and $15.0 million of gross profit on the sale of licenses to EPIX. The equity interest loss for EPIX for the three months ended December 31, 2010 includes $8.1 million, which represents our share of the EPIX losses of $26.0 million for the three months ended September 30, 2010, and $4.7 million representing the elimination of our share of profits on sales to EPIX, reduced by the realization of a portion of the profits previously eliminated on licenses to the venture of $1.7 million. EPIX expects to report net income of approximately $18 million for its quarter ended December 31, 2010, of which the Company’s pro rata share will be recorded in the quarter ended March 31, 2011.

(2)	We license certain films and/or television programs to TV Guide Network. A portion of the profits of these licenses reflecting our ownership share in the venture are eliminated through an adjustment to the equity interest loss of the venture. These profits are recognized as they are realized by the venture. For the three months ended December 31, 2010, we recognized $9.7 million of revenue and $3.7 million of gross profit on the sale of licenses to TV Guide Network. The equity interest loss for TV Guide Network for the three months ended December 31, 2010 includes $3.8 million, which represents our share of the TV Guide Network losses of $7.4 million for the three months ended December 31, 2010, and $1.9 million representing the elimination of our share of profits on sales to TV Guide Network, reduced by the realization of a portion of the profits previously eliminated on licenses to TV Guide Network of $0.1 million and our share of income from the accretion of dividend and discount on TV Guide Network’s redeemable preferred stock units of $3.6 million.
Income Tax Provision
     We had an income tax expense of $1.7 million, or (40.3%), of loss before income taxes in the three months ended December 31, 2010, compared to a benefit of $1.8 million, or 2.6%, of loss before income taxes in the three months ended December 31, 2009. The tax expense reflected in the current quarter is primarily attributable to U.S. income taxes and foreign withholding taxes. Our actual annual effective tax rate will differ from the statutory federal rate as a result of several factors, including changes in the valuation allowance against net deferred tax assets, non-temporary differences, foreign income taxed at different rates, and state and local income taxes. Income tax loss carryforwards, subject to certain limitations that may prevent us from fully utilizing them, amount to approximately $166.1 million for U.S. federal income tax purposes available to reduce income taxes over twenty years, $136.9 million for U.S. state income tax purposes available to reduce income taxes over future years with varying expirations, $27.9 million for Canadian income tax purposes available to reduce income taxes over 20 years with varying expirations, and $15.9 million for UK income tax purposes available indefinitely to reduce future income taxes.

Net Loss
     Net loss for the three months ended December 31, 2010 was $6.0 million, or basic and diluted net loss per common share of $0.04 on 136.7 million weighted average common shares outstanding. This compares to net loss for the three months ended December 31, 2009 of $65.3 million, or basic and diluted net loss per common share of $0.55 on 117.7 million weighted average common shares outstanding.
     Nine Months Ended December 31, 2010 Compared to Nine Months Ended December 31, 2009
     The following table sets forth the components of consolidated revenue by segment for the nine months ended December 31, 2010 and 2009:

	Nine Months	Nine Months
	Ended	Ended
	December 31,	December 31,	Increase (Decrease)
	2010	2009	Amount	Percent
	(Amounts in millions)
Consolidated Revenue
Motion Pictures	$941.1	$800.8	$140.3	17.5%
Television Production	264.7	267.7	(3.0)	(1.1%)
Media Networks	—	19.3	(19.3)	NM

	$1,205.8	$1,087.8	$118.0	10.8%

NM —	Percentage not meaningful
     Our largest component of revenue comes from home entertainment. The following table sets forth total home entertainment revenue for both the Motion Pictures and Television Production reporting segments for the nine months ended December 31, 2010 and 2009:

	Nine Months	Nine Months
	Ended	Ended
	December 31,	December 31,	Increase (Decrease)
	2010	2009	Amount	Percent
	(Amounts in millions)
Home Entertainment Revenue
Motion Pictures	$394.1	$359.5	$34.6	9.6%
Television Production	29.5	36.8	(7.3)	(19.8%)

	$423.6	$396.3	$27.3	6.9%

Motion Pictures Revenue
     The following table sets forth the components of revenue and the changes in these components for the motion pictures reporting segment for the nine-month periods ended December 31, 2010 and 2009:

	Nine Months	Nine Months
	Ended	Ended
	December 31,	December 31,	Increase (Decrease)
	2010	2009	Amount	Percent
	(Amounts in millions)
Motion Pictures
Theatrical	$201.1	$102.4	$98.7	96.4%
Home Entertainment	394.1	359.5	34.6	9.6%
Television	159.4	143.4	16.0	11.2%
International	87.9	47.9	40.0	83.5%
Lionsgate UK	61.9	49.6	12.3	24.8%
Mandate Pictures	33.1	91.8	(58.7)	(63.9%)
Other	3.6	6.2	(2.6)	(41.9%)

	$941.1	$800.8	$140.3	17.5%

     The increase in motion pictures revenue this period consisted primarily of increases in theatrical, international, home entertainment, television and Lionsgate UK revenue, offset by decreases in Mandate Pictures revenue.
Motion Pictures — Theatrical Revenue
     The following table sets forth the titles contributing significant theatrical revenue by fiscal years theatrical slate and the month of their release for the nine-month periods ended December 31, 2010 and 2009:

Nine Months Ended December 31,
2010		2009
	Theatrical Release Date		Theatrical Release Date
Fiscal 2011 Theatrical Slate:		Fiscal 2010 Theatrical Slate:
For Colored Girls	November 2010	Brothers	December 2009
The Next Three Days	November 2010	Precious	November 2009
Saw 3D	October 2010	Saw VI	October 2009
Alpha and Omega	September 2010	Gamer	September 2009
The Expendables	August 2010	I Can Do Bad All By Myself	September 2009
The Last Exorcism	August 2010	Crank: High Voltage	April 2009
Killers	June 2010	Fiscal 2009 Theatrical Slate:
Why Did I Get Married Too?	April 2010	The Haunting in Connecticut	March 2009
Kick-Ass	April 2010
     Theatrical revenue of $201.1 million increased $98.7 million, or 96.4%, in this period as compared to the prior year’s period. The increase in theatrical revenue in the current period as compared to the prior year’s period is due primarily to the performance of the titles released during the current period, and also due to an increase in the number of theatrical releases during the current period compared to the prior year’s period.
Motion Pictures — Home Entertainment Revenue
     The following table sets forth the titles contributing significant motion pictures home entertainment revenue for the nine-month periods ended December 31, 2010 and 2009:

Nine Months Ended December 31,
2010		2009
	DVD Release Date		DVD Release Date
Fiscal 2011 Theatrical Slate:		Fiscal 2010 Theatrical Slate:
The Expendables	November 2010	Crank: High Voltage	September 2009
Killers	September 2010	Fiscal 2009 Theatrical Slate:
Kick-Ass	August 2010	The Haunting In Connecticut	July 2009
Why Did I Get Married Too?	August 2010	Madea Goes to Jail	June 2009
Fiscal 2010 Theatrical Slate:		My Bloody Valentine 3-D	May 2009
From Paris With Love	June 2010	New In Town	May 2009
Daybreakers	May 2010	The Spirit	April 2009
The Spy Next Door	May 2010
     The following table sets forth the components of home entertainment revenue by product category for the nine-month periods ended December 31, 2010 and 2009:

	Nine Months Ended
	December 31,
	2010	2009
	(Amounts in millions)
Home entertainment revenues
Fiscal 2011 Theatrical Slate	$121.9	$—
Fiscal 2010 Theatrical Slate	74.9	18.7
Fiscal 2009 Theatrical Slate	7.9	130.5
Fiscal 2008 & Prior Theatrical Slate	20.3	26.2
Direct-to-DVD, acquired and licensed brands, acquired library & other	148.4	168.5
Other	20.7	15.6

	$394.1	$359.5

     Home entertainment revenue of $394.1 million increased $34.6 million, or 9.6%, in the current period as compared to the prior year’s period. The increase in home entertainment revenue in the current period compared to the prior year’s period is primarily due to higher DVD revenues from the theatrical slates, offset by lower revenues from direct-to-DVD, acquired and licensed brands, acquired library and other products, as reflected in the above table.
Motion Pictures — Television Revenue
     The following table sets forth the titles contributing significant motion pictures television revenue for the nine-month periods ended December 31, 2010 and 2009:

Nine Months Ended December 31,
2010	2009
Fiscal 2010 Theatrical Slate:	Fiscal 2009 Theatrical Slate:
Brothers	Madea Goes to Jail
Daybreakers	My Bloody Valentine 3-D
From Paris With Love	My Best Friend’s Girl
Gamer	Saw V
I Can Do Bad All By Myself	The Family That Preys
Precious	Transporter 3
Saw VI	W.
The Spy Next Door
     The following table sets forth the components of television revenue by product category for the nine-month periods ended December 31, 2010 and 2009:

	Nine Months Ended
	December 31,
	2010	2009
	(Amounts in millions)
Television revenues
Fiscal 2011 Theatrical Slate	$16.2	$—
Fiscal 2010 Theatrical Slate	92.9	1.0
Fiscal 2009 Theatrical Slate	5.8	112.4
Fiscal 2008 & Prior Theatrical Slate	20.6	11.1
Direct-to-DVD, acquired and licensed brands, acquired library & other	17.3	16.5
Other	6.6	2.4

	$159.4	$143.4

     Television revenue included in motion pictures revenue of $159.4 million increased $16.0 million, or 11.2%, in the current period as compared to the prior year’s period. The contribution of television revenue from the titles listed above increased $8.0 million in the current period compared to the prior year’s period, and the contribution of television revenue from titles not listed above increased $8.0 million in the current period compared to the prior year’s period.

Motion Pictures — International Revenue
     The following table sets forth the titles contributing significant motion pictures international revenue for the nine-month periods ended December 31, 2010 and 2009:

Nine Months Ended December 31,
2010	2009
Fiscal 2011 Theatrical Slate:	Fiscal 2010 Theatrical Slate:
Alpha and Omega	Saw VI
Kick-Ass	Fiscal 2009 Theatrical Slate:
Killers	My Best Friend’s Girl
Saw 3D	My Bloody Valentine 3-D
The Next Three Days	Saw V
Fiscal 2010 Theatrical Slate:
Brothers
Daybreakers
     The following table sets forth the components of international revenue by product category for the nine-month periods ended December 31, 2010 and 2009:

	Nine Months Ended
	December 31,
	2010	2009
	(Amounts in millions)
International revenues
Fiscal 2011 Theatrical Slate	$57.9	$—
Fiscal 2010 Theatrical Slate	13.6	5.1
Fiscal 2009 Theatrical Slate	3.7	14.6
Fiscal 2008 & Prior Theatrical Slate	4.4	8.7
Direct-to-DVD, acquired and licensed brands, acquired library & other	6.9	13.4
Other	1.4	6.1

	$87.9	$47.9

     International revenue included in motion pictures revenue of $87.9 million increased $40.0 million, or 83.5%, in the current period as compared to the prior year’s period. The increase in international revenue in the current period compared to the prior year’s period is mainly due to the revenues generated by the titles and product categories listed above.
Motion Pictures — Lionsgate UK Revenue
     The following table sets forth the titles contributing significant Lionsgate UK revenue for the nine-month periods ended December 31, 2010 and 2009:

Nine Months Ended December 31,
2010	2009
Fiscal 2011 Theatrical Slate:	Fiscal 2010 Theatrical Slate:
Saw 3D	Crank: High Voltage
The Expendables	Saw VI
Fiscal 2010 Theatrical Slate:	Fiscal 2009 Theatrical Slate:
Daybreakers	My Bloody Valentine 3-D
LGUK Theatrical Slate:	Other:
Harry Brown	Drag Me To Hell
The Hurt Locker
     The following table sets forth the components of Lionsgate UK revenue by product category for the nine-month periods ended December 31, 2010 and 2009:

	Nine Months Ended
	December 31,
	2010	2009
	(Amounts in millions)
Lionsgate UK revenues
Fiscal 2011 Theatrical Slate	$25.1	$—
Fiscal 2010 Theatrical Slate	7.0	5.6
Fiscal 2009 Theatrical Slate	0.8	8.8
Fiscal 2008 & Prior Theatrical Slate	2.2	5.6
Lionsgate UK and third party product	17.1	13.9
Direct-to-DVD, acquired and licensed brands, acquired library & other	6.6	8.8
Other	3.1	6.9

	$61.9	$49.6

     Lionsgate UK revenue of $61.9 million increased $12.3 million, or 24.8%, in the current period as compared to the prior year’s period. The increase in Lionsgate UK revenue in the current period compared to the prior year’s period is mainly due to the revenue generated by the titles and product categories listed above. The contribution of Lionsgate UK revenue from the titles listed above increased $19.2 million in the current period compared to the prior year’s period, offset by a decrease in the contribution of Lionsgate UK revenue from the titles not listed in the table above of $6.9 million in the current period compared to the prior year’s period.
Motion Pictures — Mandate Pictures Revenue
     The following table sets forth the titles contributing significant Mandate Pictures revenue for the nine-month periods ended December 31, 2010 and 2009:

Nine Months Ended December 31,
2010	2009
Drag Me To Hell	Drag Me To Hell
Juno	Horsemen
Peacock	Juno
The Switch	Passengers
Whip It	Whip It
     Mandate Pictures revenue includes revenue from the sales and licensing of domestic and worldwide rights of titles developed or acquired by Mandate Pictures to third-party distributors or international sub-distributors. Mandate Pictures revenue of $33.1 million decreased $58.7 million, or 63.9%, in the current period as compared to the prior year’s period. The decrease in Mandate Pictures revenue in the current period compared to the prior year period is mainly due to the revenue from Drag Me To Hell in the prior year period as compared to the current period.
Television Production Revenue
     Television production revenue of $264.7 million decreased $3.0 million, or 1.1%, in the current period as compared to the prior year’s period. The following table sets forth the components and the changes in the components of revenue that make up television production revenue for the nine-month periods ended December 31, 2010 and 2009:

	Nine Months	Nine Months
	Ended	Ended
	December 31,	December 31,	Increase (Decrease)
	2010	2009	Amount	Percent
	(Amounts in millions)
Television Production
Domestic series licensing
Lionsgate Television	$100.4	$113.0	$(12.6)	(11.2%)
Debmar-Mercury	105.2	67.0	38.2	57.0%
Ish Entertainment	—	18.8	(18.8)	(100.0%)

Total domestic series licensing	205.6	198.8	6.8	3.4%
International	28.0	31.6	(3.6)	(11.4%)
Home entertainment releases of television production	29.5	36.8	(7.3)	(19.8%)
Other	1.6	0.5	1.1	220.0%

	$264.7	$267.7	$(3.0)	(1.1%)

     Revenues included in domestic series licensing increased in the current period mainly due to higher revenue generated from Debmar-Mercury in the current period as compared to the prior year’s period partially offset by no revenue generated from our former collaboration with Ish Entertainment Inc. (“Ish”) in the current period compared to the prior year’s period due to the collaboration ending in fiscal 2010, and lower revenue generated from Lionsgate Television in the current period compared to the prior year’s period.
     The following table sets forth the number of television episodes and hours included in Lionsgate Television domestic series licensing revenue in the nine-month periods ended December 31, 2010 and 2009, respectively:

		Nine Months Ended				Nine Months Ended
		December 31, 2010				December 31, 2009
		Episodes	Hours			Episodes	Hours
Weeds Season 6	1/2hr	13	6.5	Nurse Jackie Season 2	1/2hr	2	1.0
Blue Mountain State Season 2	1/2hr	13	6.5	Nurse Jackie Season 1	1/2hr	12	6.0
Running Wilde Season 1	1/2hr	11	5.5	Blue Mountain State Season 1	1/2hr	13	6.5
Nurse Jackie Season 3	1/2hr	1	0.5	Weeds Season 5	1/2hr	13	6.5
Mad Men Season 4	1hr	13	13.0	Crash TV Series Season 2	1hr	13	13.0
Scream Queens Season 2	1hr	8	8.0	Mad Men Season 3	1hr	13	13.0
Pilots	1/2hr & 1hr	3	2.0

		62	42.0			66	46.0

     Revenues included in domestic series licensing from Debmar-Mercury increased in the current period due to increased revenue from the deliveries of the television series House of Payne, Meet the Browns, Are We There Yet, South Park, Big Lake and The Wendy Williams Show.
     Our reality television collaboration with Ish ended in fiscal 2010 resulting in no revenue generated in the current period. Revenue generated in the prior year’s period resulted primarily from the production of the domestic series Paris Hilton’s My New BFF, and My Antonio.
     International revenue decreased in the current period due to a decrease in episodes of programming delivered internationally and no international revenue generated from our collaboration with Ish. International revenue in the current period included revenue from Blue Mountain State Season 1, Crash Season 2, and Mad Men Seasons 1, 2, 3 and 4. International revenue in the prior year’s period included revenue from Crash Season 1, Dead Zone, Mad Men Seasons 1 and 2, and Paris Hilton’s My New BFF.
     The decrease in revenue from home entertainment releases of television production is primarily driven by DVD/Blu-Ray revenue from Weeds Season 4 (released June 2009) and Mad Men Seasons 1 and 2 (released July 2008, and July 2009) in the prior year’s period compared to revenue from Mad Men Seasons 1,2 and 3 (released July 2008, July 2009, and March 2010, respectively) and Weeds Season 5 (released January 2010) in the current period.

Media Networks Revenue
     Media Networks revenue for the nine months ended December 31, 2010 and 2009 are nil and $19.3 million, respectively. The acquisition of TV Guide Network occurred on February 28, 2009. The results of operations of TV Guide Network are included in the Company’s consolidated results from February 28, 2009 through May 27, 2009. A portion of the entity was sold on May 28, 2009. Subsequent to the sale of TV Guide Network, and pursuant to the new accounting guidance for accounting for variable interest entities, effective April 1, 2010 which the Company has retrospectively applied, the Company’s interest in TV Guide Network is being accounted for under the equity method of accounting.
Direct Operating Expenses
     The following table sets forth direct operating expenses by segment for the nine months ended December 31, 2010 and 2009:

	Nine Months Ended			Nine Months Ended
	December 31, 2010			December 31, 2009
	Motion	Television		Motion	Television	Media
	Pictures	Production	Total	Pictures	Production	Networks	Total
	(Amounts in millions)
Direct operating expenses
Amortization of films and television programs	$266.0	$134.6	$400.6	$235.2	$167.3	$7.3	$409.8
Participation and residual expense	133.5	64.9	198.4	132.6	55.9	0.2	188.7
Other expenses	1.6	(0.1)	1.5	1.3	0.6	(0.1)	1.8

	$401.1	$199.4	$600.5	$369.1	$223.8	$7.4	$600.3

Direct operating expenses as a percentage of segment revenues	42.6%	75.3%	49.8%	46.1%	83.6%	38.3%	55.2%
     Direct operating expenses of the motion pictures segment of $401.1 million for this period were 42.6% of motion pictures revenue, compared to $369.1 million, or 46.1% of motion pictures revenue for the prior year’s period. The decrease in direct operating expenses of the motion pictures segment in the current period as a percent of revenue is primarily due to the higher Mandate Pictures revenue in relation to total motion pictures revenue in the prior year period compared to the current year period, as well as the change in the mix of product generating revenue compared to the prior year’s period, and lower investment in film write-downs in the current period as compared to the prior year’s period. Direct operating expenses of Mandate Pictures are higher in relation to revenue as compared to the rest of the motion pictures segment, however, Mandate Pictures does not incur significant distribution and marketing expenses. Investment in film write-downs of the motion picture segment during the current period totaled approximately $6.2 million compared to $12.6 million for the prior year’s period. In the current period, there were two write-downs that individually exceeded $1.0 million, which totaled $2.1 million in the aggregate. In the prior year’s period, approximately $7.1 million of the write-down related to the lower than anticipated performance of one title that had not yet been released, and approximately $2.5 million of the write-down related to the change in domestic release strategy of one motion picture. Other expenses consist of the provision for doubtful accounts and foreign exchange gains and losses. The provision for doubtful accounts decreased from $2.0 million in the prior year’s period to $0.8 million in the current period. Foreign exchange gains and losses included a gain of $0.3 million in the prior year’s period and a loss of $0.7 million in the current period due to changes in exchange rates.
     Direct operating expenses of the television production segment of $199.4 million for the current period were 75.3% of television revenue, compared to $223.8 million, or 83.6%, of television revenue for the prior year’s period. The decrease in direct operating expenses as a percent of television revenue is primarily due to the change in the mix of titles generating revenue compared to the prior year’s period, including the success of the Mad Men and Weeds series franchises relative to total television revenue. In the current period, $8.0 million of charges for costs incurred in excess of contracted revenues for episodic television series or write-downs of television film costs were included in the amortization of television programs, compared to $7.5 million in the prior year’s period. In the current period, approximately $4.9 million of the write-down related to two television series, and in the prior year’s period, approximately $6.5 million of the write-down related to four television series.
     Direct operating expenses of the Media Networks segment of $7.4 million for the prior year period consists primarily of programming expenses associated with the production of such programs as Idol Tonight and Hollywood 411 from April 1, 2009 to May 27, 2009.

Distribution and Marketing Expenses
     The following table sets forth distribution and marketing expenses by segment for the nine months ended December 31, 2010 and 2009:

	Nine Months Ended			Nine Months Ended
	December 31, 2010			December 31, 2009
	Motion	Television		Motion	Television	Media
	Pictures	Production	Total	Pictures	Production	Networks	Total
	(Amounts in millions)
Distribution and marketing expenses
Theatrical	$258.1	$—	$258.1	$150.2	$0.2	$—	$150.4
Home Entertainment	138.2	6.9	145.1	134.6	11.8	—	146.4
Television	3.2	10.9	14.1	1.8	6.7	—	8.5
International	4.5	4.4	8.9	4.2	3.0	—	7.2
Lionsgate UK	32.2	1.5	33.7	23.3	0.6	—	23.9
Media Networks	—	—	—	—	—	2.0	2.0
Other	1.3	0.3	1.6	1.4	0.2	—	1.6

	$437.5	$24.0	$461.5	$315.5	$22.5	$2.0	$340.0

     The majority of distribution and marketing expenses relate to the motion pictures segment. Theatrical prints and advertising (“P&A”) in the motion pictures segment in the current period of $258.1 million increased $107.9 million, compared to $150.2 million in the prior year’s period. The increase is driven by the higher number of theatrical releases in the current period as compared to the prior year’s period. Domestic theatrical P&A from the motion pictures segment in this period included P&A incurred on the release of Alpha and Omega, Buried, For Colored Girls, Kick-Ass, Killers, The Expendables, Saw 3D, The Last Exorcism, The Next Three Days, and Why Did I Get Married Too?, which individually represented between 2% and 16% of total theatrical P&A and, in the aggregate, accounted for 97% of the total theatrical P&A. Approximately $14.6 million of P&A was incurred on titles that did not contribute significant revenue in the current period, of which $4.6 million was P&A incurred in advance for films to be released in subsequent quarters. Domestic theatrical P&A from the motion pictures segment in the prior year’s period included P&A incurred on the release of Brothers, Crank: High Voltage, Saw VI, Precious, I Can Do Bad All By Myself, and Gamer, which individually represented between 5% and 18% of total theatrical P&A and, in the aggregate, accounted for approximately 76% of the total theatrical P&A. Approximately $36.0 million of P&A was incurred on titles that did not contribute significant revenue in the prior year’s period, of which $25.8 million was P&A related to titles to be released in the future such as Daybreakers, Spy Next Door, From Paris With Love, and Kick-Ass.
     Home entertainment distribution and marketing costs on motion pictures and television product in this period of $145.1 million decreased $1.3 million, or 0.9%, compared to $146.4 million in the prior year’s period. Home entertainment distribution and marketing costs as a percentage of home entertainment revenues was 34.3% and 36.9% in the current period and prior year’s period, respectively. The decrease in home entertainment distribution and marketing costs as a percentage of home entertainment revenues was primarily due to the increase in revenue associated with new releases in the current period, such as The Expendables, as compared to the prior year’s period.
     Lionsgate UK distribution and marketing expenses in the motion pictures segment in the current period of $32.2 million increased from $23.3 million in the prior year’s period.
     Media Networks includes transmission and marketing and promotion expenses from April 1, 2009 to May 27, 2009.
General and Administrative Expenses
     The following table sets forth general and administrative expenses by segment for the nine months ended December 31, 2010 and 2009:

	Nine Months	Nine Months
	Ended	Ended
	December 31,	December 31,	Increase (Decrease)
	2010	2009	Amount	Percent
	(Amounts in millions)
General and administrative expenses
Motion Pictures	$35.6	$34.0	$1.6	4.7%
Television Production	8.6	6.6	2.0	30.3%
Media Networks	—	6.2	(6.2)	(100.0%)
Unallocated shared services and corporate expenses
Stock-based compensation expense	$30.0	$12.5	17.5	140.0%
Shareholder activist matter	20.4	1.3	19.1	NM
Other unallocated shared services and corporate expenses	39.7	37.2	2.5	6.7%

	90.1	51.0	39.1	76.7%

Total general and administrative expenses	$134.3	$97.8	$36.5	37.3%

Total general and administrative expenses as a percentage of revenue	11.1%	9.0%

General and administrative expenses excluding Media Networks, stock-based compensation expense, and shareholder activist matter expenses, as a percentage of revenue	7.0%	7.2%

NM —	Percentage not meaningful
Total General and Administrative Expenses
     General and administrative expenses increased by $36.5 million, or 37.3%, as reflected in the table above and further discussed below.
Motion Pictures
     General and administrative expenses of the motion pictures segment increased $1.6 million, or 4.7%, mainly due to an increase in salary and related expenses. In the current period, $6.7 million of motion pictures production overhead was capitalized compared to $5.7 million in the prior year’s period.
Television Production
     General and administrative expenses of the television production segment increased $2.0 million, or 30.3%, mainly due to an increase in salary and related expenses. In the current period, $3.2 million of television production overhead was capitalized compared to $3.8 million in the prior year’s period.

Unallocated Shared Services and Corporate Expenses
     Unallocated shared services and corporate expenses increased $39.1 million, or 76.7%, mainly due to an increase of $17.5 million of stock-based compensation which includes $21.9 million associated with the immediate vesting of equity awards of certain executive officers triggered by the “change in control” provisions in their respective employment agreements, an increase of $19.1 million of legal and professional fees associated with a shareholder activist matter, and an increase of $2.5 million associated with salaries and related expenses and other unallocated shared services and corporate expenses.
     Stock-Based Compensation Expense. The following table sets forth stock-based compensation expense included in our corporate segment for the nine months ended December 31, 2010 and 2009:

	Nine Months	Nine Months
	Ended	Ended
	December 31,	December 31,	Increase (Decrease)
	2010	2009	Amount	Percent
	(Amounts in millions)
Stock-Based Compensation Expense:
Stock options	$2.6	$2.4	$0.2	8.3%
Restricted share units and other share-based compensation	23.8	9.3	14.5	155.9%
Stock appreciation rights	3.6	0.8	2.8	NM

	$30.0	$12.5	$17.5	140.0%

NM —	Percentage not meaningful
     At December 31, 2010, as disclosed in Note 16 to the unaudited condensed consolidated financial statements, there were unrecognized compensation costs of approximately $7.6 million related to stock options and restricted share units previously granted, including annual installments of share grants that were subject to performance targets, which will be expensed over the remaining vesting periods. At December 31, 2010, 458,037 shares of restricted share units have been awarded to two key executive officers, the vesting of which will be subject to performance targets to be set annually by the Compensation Committee of the Board of Directors of the Company. These restricted share units will vest in two annual installments assuming annual performance targets have been met. The fair value of the 458,037 shares, whose future annual performance targets have not been set, was $3.0 million, based on the market price of the Company’s common shares as of December 31, 2010. The market value will be remeasured when the annual performance criteria are set and the value will be expensed over the remaining vesting periods once it becomes probable that the performance targets will be satisfied.
Depreciation, Amortization and Other Expenses (Income)
     Depreciation and amortization of $4.5 million this period decreased $6.1 million from $10.6 million in the prior year’s period, primarily associated with $3.2 million of depreciation and amortization recorded in the prior year’s period from the Media Networks segment prior to its deconsolidation.
     Interest expense of $41.7 million this period increased $8.3 million, or 24.9%, from the prior year’s period of $33.4 million. The following table sets forth the components of interest expense for the nine months ended December 31, 2010 and 2009:

	Nine Months	Nine Months
	Ended	Ended
	December 31,	December 31,
	2010	2009
	(Amounts in millions)
Interest Expense
Cash Based:
Senior revolving credit facility	$5.4	$5.0
Senior subordinated debentures	4.4	7.2
Senior secured second priority notes	18.1	4.0
Other	1.7	1.4

	29.6	17.6

Non-Cash Based:
Amortization of discount on liability component of senior subordinated debentures	7.9	12.7
Amortization of discount on senior secured second priority notes	0.9	0.8
Amortization of deferred financing costs	3.3	2.3

	12.1	15.8

	$41.7	$33.4

     Interest and other income was $1.1 million for the period ended December 31, 2010, compared to $1.2 million in the prior year’s period.
     Loss on extinguishment of debt was $14.5 million for the nine months ended December 31, 2010, resulting from the July 2010 exchange and related conversion of approximately $36.0 million in aggregate principal amount of the February 2005 3.625% Notes and approximately $63.7 million in aggregate principal amount of the October 2004 2.9375% Notes. This compares to a gain of $5.7 million in the prior year’s period resulting from the April 2009 exchange of $66.6 million of our February 2005 3.625% convertible senior subordinated notes, partially offset by a loss from the December 2009 repurchase of a portion of the October 2004 2.9375% Notes and February 2005 3.625% Notes.
     The following table represents our portion of the income or (loss) of our equity method investees based on our percentage ownership for the nine months ended December 31, 2010 and 2009:

	December 31,	Nine Months	Nine Months
	2010	Ended	Ended
	Ownership	December 31,	December 31,
	Percentage	2010	2009
	(Amounts in millions)
Horror Entertainment, LLC (“FEARnet”)	34.5%	$1.1	$(0.3)
NextPoint, Inc. (“Break.com”)	42.0%	(0.7)	(0.5)
Roadside Attractions, LLC	43.0%	0.7	(0.3)
Studio 3 Partners, LLC (“EPIX”) (1)	31.2%	(42.9)	(9.4)
TV Guide Network (2)	51.0%	(2.9)	0.8
Tiger Gate	45.9%	(0.9)	—

		$(45.6)	$(9.7)

(1)	We license certain of our theatrical releases and other films and television programs to EPIX. A portion of the profits of these licenses reflecting our ownership share in the venture are eliminated through an adjustment to the equity interest loss of the venture. These profits are recognized as they are realized by the venture. For the nine months ended December 31, 2010, the Company recognized $58.2 million of revenue and $35.6 million of gross profit on the sale of licenses to EPIX. The equity interest loss for EPIX for the nine months ended December 31, 2010 includes $36.1 million, which represents our share of the EPIX losses of $115.8 million for the nine months ended September 30, 2010, and $11.1 million representing the elimination of our share of profits on sales to EPIX, reduced by the realization of a portion of the profits previously eliminated on licenses to the venture of $4.3 million.

(2)	We license certain films and/or television programs to TV Guide Network. A portion of the profits of these licenses reflecting our ownership share in the venture are eliminated through an adjustment to the equity interest loss of the venture. These profits are recognized as they are realized by the venture. For the nine months ended December 31, 2010, we recognized $14.2 million of revenue and $5.4 million of gross profit on the sale of licenses to TV Guide Network. The equity interest loss for TV Guide Network for the nine months ended December 31, 2010 includes $10.7 million, which represents our share of the TV Guide Network losses of $21.0 million for the nine months ended December 31, 2010, and $2.7 million representing the elimination of our share of profits on sales to TV Guide Network, reduced by the realization of a portion of the profits previously eliminated on licenses to TV Guide Network of $0.1 million and our share of income from the accretion of dividend and discount on TV Guide Network’s redeemable preferred stock units of $10.4 million.
Income Tax Provision
     We had an income tax expense of $4.0 million, or (4.2%), of loss before income taxes in the nine months ended December 31, 2010, compared to an expense of $0.3 million, or 8.2%, of income before income taxes in the nine months ended December 31, 2009. The tax expense reflected in the current period is primarily attributable to U.S. income taxes and foreign withholding taxes. Our actual annual effective tax rate will differ from the statutory federal rate as a result of several factors, including changes in the valuation allowance against net deferred tax assets, non-temporary differences, foreign income taxed at different rates, and state and local income taxes. Income tax loss carryforwards, subject to certain limitations that may prevent us from fully utilizing them, amount to approximately $166.1 million for U.S. federal income tax purposes available to reduce income taxes over twenty years, $136.9 million for U.S. state income tax purposes available to reduce income taxes over future years with varying expirations, $27.9 million for Canadian income tax purposes available to reduce income taxes over 20 years with varying expirations, and $15.9 million for UK income tax purposes available indefinitely to reduce future income taxes.
Net (Loss) Income
     Net loss for the nine months ended December 31, 2010 was $99.7 million, or basic and diluted net loss per common share of $0.77 on 129.3 million weighted average common shares outstanding. This compares to net income for the nine months ended December 31, 2009 of $2.8 million, or basic net income per common share of $0.02 on 117.4 million weighted average common shares outstanding. Diluted net income per common share for the nine months ended December 31, 2009 was $0.02 on 117.6 million weighted average common shares outstanding.
Liquidity and Capital Resources
Our liquidity and capital resources have been provided principally through cash generated from operations, our senior revolving credit facility, senior secured second-priority notes, issuance of subordinated notes, our film credit facility, borrowings under individual production loans, our Pennsylvania Regional Center credit facility, and certain participation financing arrangements.
Senior Revolving Credit Facility
     Outstanding Amount. At December 31, 2010, the Company had borrowings of 224.3 million (March 31, 2010 — $17.0 million).
     Availability of Funds. At December 31, 2010, there was $100.6 million available (March 31, 2010 — $297.4 million). The Senior Revolving Credit Facility provides for borrowings and letters of credit up to an aggregate of $340 million. The availability of funds is limited by a borrowing base and also reduced by outstanding letters of credit which amounted to $15.1 million at December 31, 2010 (March 31, 2010 — $25.6 million).
     Maturity Date. The senior revolving credit facility expires July 25, 2013.
     Interest. As of December 31, 2010, the senior revolving credit facility bore interest of 2.5% over the “Adjusted LIBOR” rate (effective interest rate of 2.76% and 2.75% as of December 31, 2010 and March 31, 2010, respectively).
     Commitment Fee. The Company is required to pay a quarterly commitment fee based upon 0.375% per annum on the total senior revolving credit facility of $340 million less the amount drawn.

     Security. Obligations under the senior revolving credit facility are secured by collateral (as defined in the credit agreement) granted by the Company and certain subsidiaries of the Company, as well as a pledge of equity interests in certain of the Company’s subsidiaries.
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
     Outstanding Amount. The outstanding amount is set forth in the table below:

	December 31,	March 31,
	2010	2010
	(Amounts in thousands)
Principal amount of Senior Secured Second-Priority Notes	$236,000	$236,000
Unamortized discount (remaining period as of December 31, 2010 of 5.8 years )	(9,995)	(10,845)

Net carrying amount of Senior Secured Second-Priority Notes	$226,005	$225,155

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
     Security. The Senior Notes are guaranteed on a senior secured basis by the Company, and certain wholly-owned subsidiaries of both the Company and LGEI. The Senior Notes are ranked junior in right of payment to the Company’s senior revolving credit facility, ranked equally in right of payment to the Company’s subordinated notes, and ranked senior to any of the Company’s unsecured debt.
     Covenants. The Senior Notes contain certain restrictions and covenants that, subject to certain exceptions, limit our ability to incur additional indebtedness, pay dividends or repurchase the Company’s common shares, make certain loans or investments, and sell or otherwise dispose of certain assets subject to certain conditions, among other limitations.

Convertible Senior Subordinated Notes
     As of December 31, 2010 we have convertible senior subordinated notes outstanding of $136.4 million in aggregate principal amount (carrying value — $105.0 million). In October 2011, March 2012 and March 2015 $46.3 million, $23.5 million and $66.6 million, respectively, of these convertible senior subordinated notes are redeemable by the holder.
     July 20, 2010 Refinancing Exchange Agreement. On July 20, 2010, we entered into a Refinancing Exchange Agreement to exchange approximately $36.0 million in aggregate principal amount of the February 2005 3.625% Notes and approximately $63.7 million in aggregate principal amount of the October 2004 2.9375% Notes for equal principal amounts, respectively, of the New 3.625% Notes and the New 2.9375% Notes. The New Notes took effect immediately and all terms were identical to the February 2005 3.625% Notes and October 2004 2.9375% Notes except that the New Notes had an extended maturity date, extended put rights by two years, and were immediately convertible at an initial conversion rate of 161.2903 common shares of the Company per $1,000 principal amount of New Notes (conversion price per share of $6.20), subject to specified contingencies.
     On July 20, 2010, the New Notes were converted into 16,236,305 common shares of the Company. As a result, the New Notes are no longer outstanding as of July 20, 2010.
     Key Terms of Convertible Senior Subordinated Notes:
     October 2004 2.9375% Notes. In October 2004, LGEI sold $150.0 million of the October 2004 2.9375% Notes.
          Outstanding Amount: As of December 31, 2010, $46.3 million of aggregate principal amount (carrying value — $44.0 million) of the October 2004 2.9375% Notes remain outstanding.
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

     February 2005 3.625% Notes. In February 2005, LGEI sold $175.0 million of the February 2005 3.625% Notes.
          Outstanding Amount: As of December 31, 2010, $23.5 million of aggregate principal amount (carrying value — $21.8 million) of the February 2005 3.625% Notes remain outstanding.
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
     April 2009 3.625% Notes. In April 2009, LGEI issued approximately $66.6 million of the April 2009 3.625% Notes.
          Outstanding Amount: As of December 31, 2010, $66.6 million of aggregate principal amount (carrying value — $39.3 million) of the April 2009 3.625% Notes remain outstanding.
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
          We may from time to time seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Production Loans and Participation Financing Arrangements
     Individual Production Loans: As of December 31, 2010 amounts outstanding under individual production loans was $167.2 million. Individual productions loans represent individual loans for the production of film and television programs that we produce. Individual production loans have contractual repayment dates either at or near the expected completion date, with the exception of certain loans containing repayment dates on a longer term basis. Individual production loans of $107.2 million incur interest at rates ranging from 3.45% to 4.25%, and approximately $60.0 million of production loans are non-interest bearing.
     Film Credit Facility
     On October 6, 2009, we entered into a revolving film credit facility agreement, as amended effective June 22, 2010 (the “Film Credit Facility”), which provides for borrowings for the acquisition or production of motion pictures.
     Outstanding Amount. At December 31, 2010, we had borrowings of $21.9 million (March 31, 2010 — $35.7 million).
     Availability of Funds. Currently, the Film Credit Facility provides for total borrowings up to $130 million, subject to a borrowing base, which can vary based on the amount of sales contracts in place on pictures financed under the facility. The Film Credit Facility can be increased to $200 million if additional qualified lenders or financial institutions become a party to and provide a commitment under the facility.
     Maturity Date. The Film Credit Facility has a maturity date of April 6, 2013. Borrowings under the Film Credit Facility are due the earlier of (a) nine months after delivery of each motion picture or (b) April 6, 2013.
     Interest. As of December 31, 2010, the Film Credit Facility bore interest of 3.25% over the “LIBO” rate (as defined in the credit agreement). The weighted average interest rate on borrowings outstanding as of December 31, 2010 was 3.51% (March 31, 2010 — 3.50%).
     Commitment Fee. We are required to pay a quarterly commitment fee of 0.75% per annum on the unused commitment under the Film Credit Facility.
     Security. Borrowings under the Film Credit Facility are subject to a borrowing base calculation and are secured by interests in the related motion pictures, together with certain other receivables from other motion picture and television productions pledged by us, including a minimum pledge of such receivables of $25 million. Receivables pledged to the Film Credit Facility must be excluded from the borrowing base calculation under our senior revolving credit facility as described in Note 6.
     Pennsylvania Regional Center
     General. On April 9, 2008, we entered into a loan agreement with the Pennsylvania Regional Center, which provides for the availability of production loans up to $65,500,000 on a five-year term for use in film and television productions in the State of Pennsylvania. The amount that was borrowed was limited to approximately one half of the qualified production costs incurred in the State of Pennsylvania through the two-year period ended April 2010, and is subject to certain other limitations. Under the terms of the loan, for every dollar borrowed, the Company’s production companies are required (within a two-year period) to either create a specified number of jobs, or spend a specified amount in certain geographic regions in the State of Pennsylvania.
     Outstanding Amount. At December 31, 2010, we had borrowings of $66.0 million which includes accrued interest of $0.5 million (March 31, 2010 — $65.7 million which includes accrued interest of $0.2 million).
     Availability of Funds. At December 31, 2010, there were no amounts available under this agreement (March 31, 2010 — nil).
     Maturity Date. All amounts borrowed under this loan agreement with the Pennsylvania Regional Center are due April 11, 2013, five years from the date that we began to borrow under this agreement.
     Interest. Amounts borrowed under the agreement carry an interest rate of 1.5%, which is payable semi-annually.

     Security. The loan is secured by a first priority security interest in our film library pursuant to an intercreditor agreement with our senior lender under our senior revolving credit facility. Pursuant to the terms of our senior revolving credit facility, we are required to maintain certain collateral equal to the loans outstanding plus 5% under this facility. Such collateral can consist of cash, cash equivalents or debt securities, including our subordinated debt repurchased. As of December 31, 2010, $72.8 million principal value (fair value — $71.0 million) of our subordinated debt repurchased in December 2009 (see Note 10) was held as collateral under our senior revolving credit facility (March 31, 2010 — $72.8 million principal value, $69.5 million fair value).
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
     Société Générale de Financement du Québec. On July 30, 2007, we entered into a four-year filmed entertainment slate participation agreement with SGF. SGF will provide up to 35% of production costs of television and feature film productions produced in Québec for a four-year period for an aggregate participation of up to $140 million, and we will advance all amounts necessary to fund the remaining budgeted costs. The maximum aggregate of budgeted costs over the four-year period will be $400 million, including our portion, but no more than $100 million per year. In connection with this agreement, we and SGF will proportionally share in the proceeds derived from the productions after we deduct a distribution fee, recoup all distribution expenses and releasing costs, and pay all applicable third party participations and residuals. Under the terms of the arrangement, $35 million is available through July 30, 2011. Of the $35 million available through July 30, 2011, $5.3 million was provided through December 31, 2010, with the remaining commitment expiring on July 30, 2011.
Filmed Entertainment Backlog
     Filmed Entertainment Backlog. Backlog represents the amount of future revenue not yet recorded from contracts for the licensing of films and television product for television exhibition and in international markets. Backlog at December 31, 2010 and March 31, 2010 is $459.0 million and $448.9 million, respectively.
Discussion of Operating, Investing, Financing Cash Flows
     Cash Flows Used in Operating Activities. Cash flows used in operating activities for the nine months ended December 31, 2010 were $115.6 million compared to cash flows used in operating activities in the nine months ended December 31, 2009 of $138.1 million. The decrease in cash used in operating activities was primarily due to increases in cash provided by changes in accounts payable and accrued liabilities, investment in films and television programs, participations and residuals, film obligations and deferred revenues, increases in non-cash stock-based compensation, loss on extinguishment of debt and equity interest loss, offset by a net loss for the nine months ended December 31, 2010 compared to net income for the nine months ended December 31, 2009, a decrease in amortization of films and television programs, and increases in restricted cash and accounts receivable.

     Cash Flows Used in Investing Activities. Cash flows used in investing activities of $25.8 million for the nine months ended December 31, 2010 consisted of $15.0 million for the buy-out of the earn-out associated with the acquisition of Debmar-Mercury (see Note 12 to our unaudited condensed consolidated financial statements), $1.2 million for purchases of property and equipment and $24.7 million of capital contributions to companies accounted as equity method investments, partially offset by $8.1 million repayments on loans made to a third party producer and net proceeds of $7.0 from the sale of restricted investments. Cash flows used in investing activities of $36.0 million for the nine months ended December 31, 2009 consisted of $2.6 million for purchases of property and equipment and $41.3 million of capital contributions to companies accounted as equity method investments, offset by $8.3 million repayments on loans made to a third party producer.
     Cash Flows Provided by Financing Activities. Cash flows provided by financing activities of $140.5 million for the nine months ended December 31, 2010 resulted from borrowings of $481.8 million under the senior revolving credit facility, $117.9 million under production loans, partially offset by $274.5 million repayment on the senior revolving credit facility, $174.8 million repayment of production loans, and $12.9 million paid for tax withholding requirements associated with our equity awards. Cash flows provided by financing activities of $117.9 million for the nine months ended December 31, 2009 resulted from receipt of net proceeds of $216.2 million from the sale of senior secured second-priority notes, borrowings of $170.0 million under the senior revolving credit facility, increased production loans of $223.8 million and proceeds of $109.8 million from the sale of our 49% interest in TV Guide Network, offset by $413.0 million repayment on the senior revolving credit facility, $111.9 million repayment of production loans, $75.2 million payment on the repurchase of subordinated notes, $1.7 million paid for tax withholding requirements associated with our equity awards, and $0.1 million repayment of other financing obligations.
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
Table of Debt and Other Financing Obligations and Contractual Commitments
The following table sets forth our future three-month and annual repayment of debt and other financing obligations outstanding, and our contractual commitments as of December 31, 2010:

	Three
	Months
	Ended
	March 31,	Year Ended March 31,
	2011	2012	2013	2014	2015	Thereafter	Total
			(Amounts in thousands)
Future annual repayment of debt and other financing obligations recorded as of December 31, 2010
Senior revolving credit facility	$—	$—	$—	$224,250	$—	$—	$224,250
Film obligations(1)	23,233	—	—	—	—	—	23,233
Production loans(1)
Individual production loans	14,988	137,176	—	15,000	—	—	167,164
Pennsylvania Regional Center production loans	—	—	—	66,002	—	—	66,002
Film Credit Facility	11,141	10,807	—	—	—	—	21,948
Principal amounts of subordinated notes and other financing obligations (2)
October 2004 2.9375% Notes (carrying value of $44.0 million at December 31, 2010)	—	46,326	—	—	—	—	46,326
February 2005 3.625% Notes (carrying value of $21.8 million at December 31, 2010)	—	23,470	—	—	—	—	23,470
April 2009 3.625% Notes (carrying value of $39.3 million at December 31, 2010)	—	—	—	—	66,581	—	66,581
Other financing obligations	—	—	3,718	—	—	—	3,718
Principal amount of senior secured second priority notes, due November 2016 (carrying value of $226.0 million at December 31, 2010)	—	—	—	—	—	236,000	236,000

	$49,362	$217,779	$3,718	$305,252	$66,581	$236,000	$878,692

Contractual commitments by expected repayment date
Distribution and marketing commitments (3)	$8,136	$77,783	$52,000	$—	$—	$—	$137,919
Minimum guarantee commitments (4)	39,228	76,548	22,043	300	—	—	138,119
Production loan commitments (4)	9,156	42,693	—	—	—	—	51,849
Cash interest payments on subordinated notes and other financing obligations	1,706	4,921	2,440	2,414	2,414	—	13,895
Cash interest payments on senior secured second priority notes	—	24,190	24,190	24,190	24,190	48,380	145,140
Operating lease commitments	2,164	9,075	9,457	9,520	8,973	4,754	43,943
Other contractual obligations	135	520	—	—	—	—	655
Employment and consulting contracts	10,288	32,148	17,747	8,189	2,634	1,882	72,888

	$70,813	$267,878	$127,877	$44,613	$38,211	$55,016	$604,408

Total future commitments under contractual obligations	$120,175	$485,657	$131,595	$349,865	$104,792	$291,016	$1,483,100

(1)	Film obligations include minimum guarantees and theatrical marketing obligations. Production loans represent loans for the production of film and television programs that we produce. Repayment dates are based on anticipated delivery or release date of the related film or contractual due dates of the obligation.

(2)	The future repayment dates of the convertible senior subordinated notes represent the first possible redemption date by the holder for each note respectively.

(3)	Distribution and marketing commitments represent contractual commitments for future expenditures associated with distribution and marketing of films which we will distribute. The payment dates of these amounts are primarily based on the anticipated release date of the film.

(4)	Minimum guarantee commitments represent contractual commitments related to the purchase of film rights for pictures to be delivered in the future. Production loan commitments represent amounts committed for future film production and development to be funded through production financing and recorded as a production loan liability when incurred. Future payments under these commitments are based on anticipated delivery or release dates of the related film or contractual due dates of the commitment. The amounts include future interest payments associated with the commitment.
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
     Currency Rate Risk. We enter into forward foreign exchange contracts to hedge our foreign currency exposures on future production expenses denominated in various foreign currencies. As of December 31, 2010, we had outstanding forward foreign exchange contracts to buy Canadian $8.6 million in exchange for US$8.4 million over a period of three months at a weighted average exchange rate of one US dollar equals Canadian $1.02. We also had outstanding forward foreign exchange contracts to buy US$11.4 million in exchange for British Pound Sterling £7.3 million over a period of seven months at a weighted average exchange rate of one British Pound Sterling equals US$1.55. Changes in the fair value representing a net unrealized fair value loss on foreign exchange contracts that qualified as effective hedge contracts outstanding during the nine months ended December 31, 2010 amounted to $0.2 million and are included in accumulated other comprehensive loss, a separate component of shareholders’ equity. These contracts are entered into with a major financial institution as counterparty. We are exposed to credit loss in the event of nonperformance by the counterparty, which is limited to the cost of replacing the contracts, at current market rates. We do not require collateral or other security to support these contracts.
     Interest Rate Risk. Certain of the Company’s borrowings primarily borrowings under its senior revolving credit facility, certain production loans and the Film Credit Facility, are, and are expected to continue to be, at variable rates of interest and expose the Company to interest rate risk. If interest rates increase, the Company’s debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and its net income would decrease. The applicable margin with respect to loans under the senior revolving credit facility is a percentage per annum equal to 2.50% plus an adjusted rate based on LIBOR. The applicable margin with respect to loans under the Film Credit Facility is a percentage per annum equal to 3.25% over the “LIBO” rate (as defined in the credit agreement). Assuming the senior revolving credit facility and the Film Credit Facility are fully drawn, based on the applicable LIBOR in effect as of December 31, 2010, each quarter point change in interest rates would result in a $0.9 million change in annual interest expense on the senior revolving credit facility and $0.3 million change in annual interest expense on the Film Credit Facility. The variable interest production loans incur interest at rates ranging from approximately 3.45% to 4.25% and applicable margins ranging from 3% over LIBOR to 3.25% over the greater of LIBOR or 1.0%. A quarter point increase of the interest rates on the outstanding principal amount of our variable rate production loans would result in $0.3 million in additional costs capitalized to the respective film or television asset.
The following table presents the Company’s financial instruments that are sensitive to changes in interest rates. The table also presents the cash flows of the principal amounts of the financial instruments with the related weighted-average interest rates by expected maturity dates and the fair value of the instrument as of December 31, 2010:

	Three Months
	Ended
	March 31,	Year Ended March 31,
								Fair Value
								December 31,
	2011	2012	2013	2014	2015	Thereafter	Total	2010
				(US$ in thousands, principal amounts)
Variable Rates:
Senior Revolving Credit Facility (1)	$—	$—	$—	$224,250	$—	$—	224,250	224,250
Average Interest Rate	—	—	—	2.76%	—	—
Production Loans (2):
Individual production loans	—	107,189	—	—	—	—	107,189	107,189
Average Interest Rate	—	3.81%	—	—	—	—
Film Credit Facility	11,141	10,807	—	—	—	—	21,948	21,948
Average Interest Rate	3.51%	3.51%	—	—	—	—
Fixed Rates:
Production Loans (3):
Pennsylvania Regional Center production loans	—	—	—	66,002	—	—	66,002	61,509
Average Interest Rate	—	—	—	1.50%	—	—
Principal Amounts of Subordinated Notes (4):
October 2004 2.9375% Notes	—	46,326	—	—	—	—	46,326	45,393
Average Interest Rate	—	2.94%	—	—	—	—
February 2005 3.625% Notes	—	23,470	—	—	—	—	23,470	22,921
Average Interest Rate	—	3.63%	—	—	—	—
April 2009 3.625% Notes	—	—	—	—	66,581	—	66,581	54,960
Average Interest Rate	—	—	—	—	3.63%	—
Other Financing Obligations (5)	—	—	3,718	—	—	—	3,718	3,718
Average Interest Rate	—	—	8.02%	—	—	—
Principal Amount of Senior Secured Second Priority Notes (6)	—	—	—	—	—	236,000	236,000	240,425
Average Interest Rate	—	—	—	—	—	10.25%

	$11,141	$187,792	$3,718	$290,252	$66,581	$236,000	$795,484	$782,313

(1)	Senior revolving credit facility, which expires July 25, 2013 bears interest of 2.50% over the Adjusted LIBOR rate. At December 31, 2010, we had borrowings of 224.3 million under this facility.

(2)	Amounts owed to film production entities on anticipated delivery date or release date of the titles or the contractual due dates of the obligation. Production loans of $107.2 million incur interest at rates ranging from approximately 3.45% to 4.25%. Not included in the table above are approximately $60.0 million of production loans which are non-interest bearing.

(3)	Long term production loans with a fixed interest rate equal to 1.5%.

(4)	The future repayment dates of the convertible senior subordinated notes represent the first possible redemption date by the holder for each note respectively.

(5)	Other financing obligation with fixed interest rate equal to 8.02%.

(6)	Senior Notes with a fixed interest rate equal to 10.25%.
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
     As of December 31, 2010, the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures were effective as of December 31, 2010.

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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
On July 23, 2010, Icahn Partners LP, a limited partnership governed by the laws of Delaware and certain entities affiliated with Icahn Partners LP (collectively, “Icahn Partners”) filed a petition in the Supreme Court of British Columbia (the “BC Court”) against the Company, Dr. Mark Rachesky, MHR Fund Management LLC and MHR Institutional Partners III LP (the “MHR Fund”) and Kornitzer Capital Management, Inc. (the “BC Action”). Icahn Partners filed an amended petition on July 26, 2010. Dr. Mark Rachesky, a director of the Company, is the managing member of MHR Institutional Partners III LP’s general partner. Among other things, Icahn Partners claims that a July 20, 2010 Refinancing Exchange Agreement (the “Exchange”) between the Company and Kornitzer Capital Management, Inc. to exchange certain convertible notes of LGEI is “oppressive” to Icahn Partners under British Columbia law. Icahn Partners seeks, among other things, orders (1) declaring that the Company is oppressing its shareholders, (2) prohibiting MHR Institutional Partners III LP from transferring or voting its new shares, (3) prohibiting the Company from issuing any securities, (4) unwinding the July 20 transactions between the MHR Fund, the Company, and Kornitzer Capital Management, Inc. (which includes the Exchange, the Note Sale (as defined below) and the Conversion (as defined below)) and (5) compensating the petitioners. The BC Court heard argument during the week of October 11, 2010. On November 1, 2010, the Supreme Court of British Columbia issued a final order and decision dismissing Icahn Partners’ claims in their entirety and awarding costs to the Company. On November 2, 2010, Icahn Partners announced its intent to appeal the decision. On November 5, 2010, a single Justice of the British Columbia Court of Appeal denied Icahn Partners’ application for an expedited appeal or, in the alternative, an order prohibiting the Company from scheduling its 2010 annual general meeting of shareholders before January 21, 2011. Icahn Partners’ application to vary this order was denied by a panel of the British Columbia Court of Appeal on December 7, 2010. Icahn Partners’ appeal from the final order and decision of the Supreme Court of British Columbia is currently pending. For purposes herein, the “Note Sale” means the July 20, 2010 entry into a Purchase Agreement and subsequent sale of the New Notes received by Kornitzer Capital Management, Inc. in the Exchange to MHR Institutional Partners III LP. Additionally, the “Conversion” means, after the consummation of the Note Sale, the July 20, 2010 exercise by MHR Institutional Partners III LP of conversion rights under the New Notes whereby the New Notes were converted in full into 16,236,305 common shares of the Company.
Icahn Partners also sought an order from the British Columbia Securities Commission (the “BCSC”) on July 22, 2010 requiring, among other things, that Dr. Rachesky, the MHR Fund, and their respective affiliates cease trading in any securities of the Company until further order of the BCSC and that the Company and each of its directors cease trading in any securities of the Company until further order of the BCSC. Icahn Partners alleged that the Exchange was, among other things, an unlawful defensive tactic, and that the disclosures concerning the transactions violated applicable securities laws. A hearing on the request for a temporary cease trade order was held on July 28, 2010, and the BCSC determined to dismiss Icahn Partners’ application for a temporary cease trade order against the Company and the MHR Fund.
On July 26, 2010, Icahn Partners filed suit in New York Supreme Court against the Company, the Board of Directors of the Company, LGEI, Dr. Rachesky, the MHR Fund, MHR Institutional Advisors II LLC, MHR Institutional Advisors III LLC, and Kornitzer Capital Management, Inc. and its principal John C. Kornitzer (the “New York Action”). Icahn Partners claims, among other things, that the Exchange and subsequent issuance of common shares of the Company to Dr. Rachesky’s fund through the Conversion constitutes (1) a breach of a certain July 9, 2010 letter agreement between the Company and Icahn Partners; (2) tortious interference with the same July 9 letter agreement; and (3) tortious interference with prospective business relationships. The complaint seeks, among other things, a preliminary and permanent injunction rescinding the Exchange and share issuance; a preliminary injunction prohibiting all defendants from voting their shares in any election of directors or any other shareholder vote; and an award of compensatory and punitive damages. On August 26, 2010, the defendants moved to dismiss or stay the New York Action. Those motions are currently pending. On November 15, 2010, Icahn Partners filed a motion for a preliminary injunction. Icahn Partners’ motion for a preliminary injunction was denied on December 9, 2010.
On October 28, 2010, the Company filed an action in the United States District Court for the Southern District of New York against Carl Icahn, Brett Icahn, and various investment vehicles controlled by Carl Icahn. The action is captioned Lions Gate Entertainment Corp. v. Carl C. Icahn, Brett Icahn, Icahn Partners LP, High River Limited Partnership, Hopper Investments LLC, Barberry Corp., Icahn Onshore LP, Icahn Offshore LP, Icahn Capital LP, IPH GP LLC, Icahn Enterprises Holdings L.P., Icahn Enterprises G.P. Inc., and Beckton Corp., No. 10-CV-8169. The complaint, filed as Exhibit (a)(8) to the Company’s Amendment No. 7 to the Schedule 14D-9, filed with the Securities and Exchange Commission on October 29, 2010, alleges violations of Sections 13(d), 14(a), 14(d), and 14(e) of the Securities Exchange Act of 1934, and certain rules promulgated thereunder, and tortious interference with prospective business relations under state law. The complaint seeks damages and injunctive relief, including an order requiring the defendants to make corrective disclosures before the Company’s 2010 annual general meeting of shareholders. On November 22, 2010, Icahn Partners moved to dismiss the complaint. The Company amended its complaint on December 3, 2010. Icahn Partners moved to dismiss the amended complaint on December 17, 2010. This motion is currently pending.
Item 1A. Risk Factors.
Other than as set forth below, there were no other material changes to the risk factors previously reported in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010.
An increase in the ownership of our common shares by certain shareholders could trigger a change in control under the agreements governing our long-term indebtedness.
The agreements governing certain of our long-term indebtedness contain change in control provisions that are triggered when any of our shareholders, directly or indirectly, acquires ownership or control in excess of a certain percentage of our common shares. As of December 31, 2010, three of our shareholders, Carl C. Icahn, Mark H. Rachesky, M.D. and Capital Research Global Investors and their respective affiliates, beneficially owned approximately 32.7%, 28.9% and 9.2%, respectively, of our outstanding common shares. Under certain circumstances, including the acquisition of ownership or control by a person or group in excess of 50% of our common shares, the noteholders of our unsecured convertible senior subordinated notes and the Senior Notes may require us to repurchase all or a portion of such notes upon a change in control and the noteholders of our unsecured convertible senior subordinated notes may be entitled to receive a make whole premium based on the price of our common shares on the change in control date. We may not be able to repurchase these notes upon a change in control because we may not have sufficient funds. Further, we may be contractually restricted under the terms of our senior revolving credit facility and the Film Credit Facility from repurchasing all of the notes tendered by holders upon a change in control. Our failure to repurchase the notes upon a change in control would cause a default under the indentures governing the Senior Notes and our unsecured convertible senior subordinated notes and a cross-default under the senior revolving credit facility and the Film Credit Facility.
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
As of December 31, 2010, three of our shareholders beneficially owned an aggregate of 96,750,173 of our common shares, or approximately 70.9% of the outstanding shares. In addition, one of these shareholders, Mark H. Rachesky, M.D., the beneficial owner of approximately 28.9% of our outstanding common shares currently serves on our Board of Directors. Accordingly, these three shareholders, collectively, have the power to exercise substantial influence over us and on matters requiring approval by our shareholders, including the election of directors, the approval of mergers and other significant corporate transactions. This concentration of ownership may make it more difficult for other shareholders to effect substantial changes in our company and may also have the effect of delaying, preventing or expediting, as the case may be, a change in control of our company.
Sales of a substantial number of shares of our common shares, or the perception that such sales might occur, could have an adverse effect on the price of our common shares, and therefore our ability to raise additional capital to fund our operations.
As of December 31, 2010, over 70% of our common shares were held beneficially by certain individuals and institutional investors who each had ownership of greater than 5% of our common shares. Sales by such individuals and institutional investors of a substantial number of shares of our common shares into the public market, or the perception that such sales might occur, could have an adverse effect on the price of our common shares, which could materially impair our ability to raise capital through the sale of common shares or debt that is convertible into our common shares.
We have brought, or been named in, three lawsuits related to the Exchange, and we may bring, or be named in, additional lawsuits in the future. This litigation could become time consuming and expensive and could harm our business.

We and members of our board of directors have been named in two lawsuits brought by the Icahn Partners (“Offeror”), one in the Supreme Court of British Columbia and one in the New York Supreme Court. Among other things, the Offeror alleges, in the action brought in the Supreme Court of British Columbia, that the Exchange is oppressive to the Offeror under British Columbia law and, in the action brought in the New York Supreme Court, that the Exchange and the subsequent issuance of common shares of the Company to Dr. Rachesky’s fund through the Conversion constitutes a breach of contract, tortious interference with a contract and tortious interference with prospective business relations. Both lawsuits seek damages and equitable relief. In addition, the Company filed an action in the United States District Court for the Southern District of New York against Carl Icahn, Brett Icahn and various investment vehicles controlled by Carl Icahn alleging violations of the Securities Exchange Act of 1934, and certain rules promulgated thereunder, and tortious interference with prospective business relations and seeking damages and injunctive relief. These actions re discussed separately and in more detail above in “Item 1. Legal Proceedings.” We have obligations under certain circumstances to indemnify each of the defendant directors against liabilities or obligations of the defendant directors and expenses in relation to claims, actions, proceedings, investigations, or orders by reason of the defendant directors being or having been directors of the Company or any action or omission of the defendant directors acting as directors of the Company. We cannot predict the outcome of these lawsuits, nor can we predict the amount of time and expense that will be required to resolve these lawsuits. If these lawsuits or any future lawsuits become time consuming and expensive, or if there are unfavorable outcomes in any of these cases, our business could be harmed.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On May 31, 2007, our Board of Directors authorized the repurchase of up to $50 million of our common shares. Thereafter, on each of May 29, 2008 and November 6, 2008, as part of its regularly scheduled meetings, our Board of Directors authorized the repurchase up to an additional $50 million of our common shares, subject to market conditions. The additional resolutions increased the total authorization to $150 million. The common shares may be purchased, from time to time, at the Company’s discretion, including the quantity, timing and price thereof. Such purchases will be structured as permitted by securities laws and other legal requirements. During the period from the authorization date through December 31, 2010, 2010, 6,787,310 shares have been repurchased at a cost of approximately $65.2 million (including commission costs). The share repurchase program has no expiration date.
There were no purchases of shares of our common stock by us during the three months ended December 31, 2010.
Item 3. Defaults Upon Senior Securities.
None
Item 4. Removed and Reserved.
Item 5. Other Information.
None.
Item 6. Exhibits.

Exhibit
Number	Description of Documents
3.1 (1)	Articles

3.2	Notice of Articles

3.3 (2)	Vertical Short Form Amalgamation Application

3.4 (2)	Certificate of Amalgamation

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2010 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Shareholder’s Equity, (iv) the Condensed Consolidated Statements of Cash Flows and (v) related notes, tagged as blocks of text

(1)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005 as filed on June 29, 2005.

(2)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007 as filed on May 30, 2007.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIONS GATE ENTERTAINMENT CORP.
	By:	/s/ James Keegan
		Name:	James Keegan
Date: February 9, 2011		Title:	Duly Authorized Officer and Chief Financial Officer