Form 10-K
period 2011-03-31
LIONS GATE ENTERTAINMENT CORP /CN/
filed 2011-05-31
CIK 929351

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2011

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
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 30, 2010 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $681,521,451, based on the closing sale price as reported on the New York Stock Exchange.
     As of May 20, 2011, 137,003,312 shares of the registrant’s no par value common shares were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A and relating to the registrant’s 2011 annual meeting of shareholders are incorporated by reference into Part III.

FORWARD-LOOKING STATEMENTS
This report includes statements that are, or may deemed to be, “forward looking statements” within the meaning of Section 27A of the Securities Act, as amended (the “Securities Act”), and Section 21E of the Exchange Act, as amended (the “Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “potential,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “forecasts,” “may,” “will,” “could,” “would” or “should” or, in each case, their negative or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this report and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, growth, strategies and the industry in which we operate.
By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We believe that these risks and uncertainties include, but are not limited to, those discussed under Part I, Item 1A. “Risk factors”. These factors should not be construed as exhaustive and should be read with the other cautionary statements and information in the report.
We caution you that forward-looking statements made in this report or anywhere else are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate may differ materially and adversely from those made in or suggested by the forward looking statements contained in this report as a result of various important factors, including, but not limited to, the substantial investment of capital required to produce and market films and television series, increased costs for producing and marketing feature films and television series, budget overruns, limitations imposed by our credit facilities and notes, unpredictability of the commercial success of our motion pictures and television programming, risks related to our acquisition strategy and integration of acquired businesses, the effects of dispositions of businesses or assets, including individual films or libraries, the cost of defending our intellectual property, difficulties in integrating acquired businesses, technological changes and other trends affecting the entertainment industry, and the other risks and uncertainties discussed under Part I, Item 1.A. “Risk Factors”. In addition, even if our results of operations, financial condition and liquidity, and the development of the industry in which we operate are consistent with the forward looking statements contained in this report, those results or developments may not be indicative of results or developments in subsequent periods.
Any forward-looking statements, which we make in this report, speak only as of the date of such statement, and we undertake no obligation to update such statements. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless expressed as such, and should only be viewed as historical data.
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
We released approximately 14 motion pictures theatrically per year for the last three fiscal years, which included films that we developed and produced in-house, films that we developed and produced with our partners and films that we acquired from third parties. In fiscal 2012 (i.e., the twelve-month period ending March 31, 2012), we currently intend to release approximately 11 to 13 motion pictures theatrically.
We have also delivered, on average, approximately 76 hours of original television programming for the last three fiscal years, which include primarily prime time television series for the cable and broadcast networks. In fiscal 2012, we currently intend to deliver approximately 56 hours of television programming.
We distribute our library of approximately 13,000 motion picture titles and television episodes and programs directly to retailers, rental kiosks, and pay and free television channels in the United States (the “U.S.”), Canada, the United Kingdom (the “U.K.”) and Ireland, through various digital media platforms, and indirectly to other international markets through our subsidiaries and various third parties. We also distribute our library through the following joint ventures:
•	TV Guide Network, TV Guide Network On Demand and TV Guide Online (www.tvguide.com) (collectively, “TV Guide Network”), our joint ventures with One Equity Partners (“OEP”), the global private equity investment arm of JPMorgan Chase & Co.;

•	Studio 3 Partners LLC (“EPIX”), our joint venture with Viacom Inc. (“Viacom”), Paramount Pictures Corporation (“Paramount Pictures”) and Metro-Goldwyn-Mayer Studios Inc. (“MGM”);

•	Tiger Gate Entertainment Limited (“Tiger Gate”), our joint venture with Saban Capital Group, Inc. (“SCG”); and

•	Horror Entertainment, LLC (“FEARnet”), our joint venture with Sony Pictures Television (“Sony”) and Comcast Corporation (“Comcast”).
In order to maximize our profit, we attempt to maintain a disciplined approach to acquisition, production and distribution of projects, including films and television programs, by balancing our financial risks against the probability of commercial success for each project. We also attempt to maintain the same disciplined approach to investments in, or acquisitions of, libraries or other assets complementary to our business, entertainment studios and companies that we believe will enhance our competitive position in the industry, generate significant long-term returns, represent an optimal use of our capital and build a diversified foundation for future growth. Historically, we have made numerous acquisitions that are significant to our business and we may continue to make such acquisitions in the future. For example, we have acquired, integrated and/or consolidated into our business the following:
•	Mandate Pictures LLC (“Mandate Pictures”), a worldwide independent film producer, financier and distributor (acquired in September 2007);

•	Maple Pictures Corp. (“Maple Pictures”), a Canadian film, television and home video distributor (consolidated effective July 2007);

•	Debmar-Mercury, LLC (“Debmar-Mercury”), a leading media company specializing in syndication, network, cable and ancillary markets (acquired in July 2006);

•	Redbus Film Distribution Ltd. and Redbus Pictures (collectively, “Redbus” and currently, Lions Gate UK Limited (“Lionsgate UK”), an independent film distributor, which provides us the ability to self-distribute our motion pictures in the U.K. and Ireland and included the acquisition of the Redbus library of approximately 130 films (acquired in October 2005);

•	Certain of the film assets and accounts receivable of Modern Entertainment, Ltd., a licensor of film rights to DVD distributors, broadcasters and cable networks (acquired in August 2005);

•	Artisan Entertainment, Inc. (“Artisan Entertainment”), a diversified motion picture, family and home entertainment company (acquired in December 2003); and

•	Trimark Holdings, Inc., a worldwide distributor of entertainment content (acquired in October 2000).
As part of this strategy, we also have ownership interests in the following:
•	Pantelion Films (a 49% interest), a joint venture designed to produce and distribute a slate of English and Spanish language feature films to target Hispanic moviegoers in the U.S. (entered into in July 2010);

•	Tiger Gate (a 45.5% interest), an operator of pay television channels and a distributor of television programming and action and horror films across Asia (entered into in April 2010);

•	TV Guide Network (acquired in February 2009 and a 49% interest sold to OEP in May 2009);

•	EPIX (a 31.2% interest), a joint venture entered into to create a premium television channel and subscription video-on-demand (“VOD”) service (entered into in April 2008);

•	Elevation Sales Limited (“Elevation”) (a 50% interest), a U.K. based home entertainment distributor (interest acquired in July 2007);

•	Roadside Attractions, LLC (“Roadside”) (a 43.0% interest), an independent theatrical distribution company (interest acquired in July 2007);

•	NextPoint, Inc. (“Break Media”) (a 42.0% interest), an online video entertainment service provider (interest acquired in June 2007); and

•	FEARnet (a 34.5% interest), a multiplatform programming and content service provider (interest acquired in October 2006).
Our investments and acquisitions support our strategy of diversifying our company in an attempt to create a multiplatform global industry leader in entertainment. As a corollary to the disciplined approach that we apply to our investments and acquisitions, we are also constantly evaluating our existing properties, libraries and other assets and businesses in order to determine whether they continue to enhance our competitive position in the industry, have the potential to generate significant long-term returns, represent an optimal use of our capital and are aligned with our goal to create a multiplatform global industry leader in entertainment. Consequently, on occasion, we discuss potential strategic transactions with third parties for purchase of our properties, libraries or other assets or businesses that we factor into these evaluations. As a result of our evaluations, we may, from time to time, determine to sell individual properties, libraries or other assets or businesses. From time to time, we may also enter into additional joint ventures, strategic transactions and similar arrangements for individual properties, libraries or other assets or businesses.
As of May 20, 2011, three of our shareholders, Carl C. Icahn, Mark H. Rachesky, M.D. and Capital Research Global Investors and their respective affiliates, beneficially owned approximately 32.7%, 29.4% and 9.2%, respectively, of our outstanding common shares. From time to time, we may consider significant transactions proposed to us by these shareholders and their affiliates and we may undertake such transactions if we believe them to be in our best interests and in the best interests of our shareholders.
Our Industry
Motion Pictures
General. According to the Motion Picture Association of America’s U.S. Theatrical Market Statistics 2010, domestic box office (which includes the U.S. and Canada) repeated its peak 2009 performance, reaching $10.6 billion in 2010, up 15% over the past five years. As in 2009, the 3-D market was again a key growth driver — 21% of 2010 box office, or $2.2 billion, came from 3-D showings, nearly double the 2009 total. Worldwide box office also reached an all time high of approximately $31.8 billion in 2010, compared to approximately $29.4 billion in 2009, an 8% increase. International box office ($21.2 billion) made up 67% of the 2010 worldwide total, while domestic box office ($10.6 billion) made up 33% of the 2010 worldwide total, a proportion consistent with the last several years. As a result of significant growth in Asia Pacific (21%), in 2010, for the first time, Europe, the Middle East and Africa represented less than half (49%) of total international box office value. Domestic theatrical admissions, or tickets sold, however, declined 5% to 1.3 billion in 2010, which was equivalent to the 2008 level.
Competition. Major studios have historically dominated the motion picture industry. The term “major studios” is generally regarded in the entertainment industry to mean Paramount Pictures, Sony, Twentieth Century Fox Film Corp., Universal Pictures, Walt Disney Studios Motion Pictures and Warner Bros. Entertainment, Inc. All of these companies are owned by media conglomerates with a variety of operations, including studios, television networks, cable channels and distribution divisions, including the major studios and independent production companies. These studios have historically produced and distributed the majority of theatrical motion pictures released annually in the U.S.
Competitors less diversified than the “major studios” include DreamWorks Animation SKG, Inc., Summit Entertainment, LLC, The Weinstein Company and MGM. These “independent” motion picture production companies, including many smaller production companies, have also played an important role in the worldwide feature film market. Independent films have gained wider market approval and increased share of overall box office receipts in recent years. Lionsgate is a leading global entertainment company that competes directly with both major studios and independents in its various businesses, although it operates with a different business model and cost structure than the major studios.
Product life cycle. In general, the economic life of a motion picture consists of its exploitation in theaters and in ancillary markets such as home entertainment, pay-per-view, VOD, electronic-sell-through (“EST”), digital rentals, pay television, broadcast television, foreign and other markets. Successful motion pictures may continue to play in theaters for more than three months following their initial release. Concurrent with their release in the U.S., motion pictures are generally released in Canada and may also be released in one or more other foreign markets. After the initial theatrical release, distributors seek to maximize revenues by releasing movies in sequential release date windows, which are generally exclusive against other non-theatrical distribution channels:
Typical Film Release Windows*

Months After
Release Period	Initial Release
Theatrical	—
Premium VOD	2-3 months
Home entertainment (DVD/Blu-ray/EST), VOD, pay-per-view	4-7 months
Pay television	9-15 months**
Subscription VOD	9-15 months
Network (free and basic)	27-30 months
Licensing and merchandising	Concurrent
All international releasing	Concurrent

*	These patterns may not be applicable to every film, and may change based on release patterns, new technologies and product flow.

**	First pay television window.
International theatrical distribution (outside of the U.S. and Canada) generally follows the same cycle as domestic theatrical distribution. Historically, the international distribution cycle begins a few months after the start of the domestic distribution cycle. However, the increasing sophistication of film piracy operations in international markets, as well as the ease with which the DVD format can be copied has resulted in a much higher percentage of films being released simultaneously to the U.S. and international markets.
Home Entertainment
Home entertainment distribution involves the marketing, promotion and sale and/or lease of DVDs and Blu-ray discs to wholesalers and retailers who then sell or rent the DVDs and Blu-ray discs to consumers for private viewing, and increasingly through a broad range of various digital media platforms.

Although calendar 2010 marked a year of declining consumer spend for home entertainment, the decline was smaller than that in 2009 due to increased Blu-ray penetration, growth in on-demand platforms and growth in digital distribution, which partially offset the decline in packaged media. Generally, weakness in the overall economy and the anticipated maturation of the North American DVD market have been cited as reasons for the continued decline in, as well as continued migration towards, lower priced rental formats. According to the Digital Entertainment Group (the “DEG”), home entertainment spend, including on-demand, declined by about 3.3% in 2010 to about $18.8 billion. Specifically, the industry has been experiencing a decline in DVD sales both domestically and internationally as a result of several factors, including advances in technologies and new methods of product delivery and storage.
Past growth in the home entertainment sector has been driven in part, by increased Blu-ray penetration. Similarly, the 2010 home entertainment market continued to be bolstered by the steady growth of Blu-ray, as sales rose 68% in 2010 compared to 2009. Moreover, on the rental front, despite challenging market conditions, Blu-ray was up 34% in brick and mortar outlets. Indeed, according to the NPD Group’s recent “Entertainment Trends in America” report, while digital home video options are gaining in popularity, more than three quarters of U.S. consumers continue to view movies on DVD and Blu-ray. Additionally, the DEG estimates that the number of Blu-ray playback devices in U.S. households soared to 27.5 million in 2010, up 62% from the previous year.
Recently, digital distribution (which includes EST and VOD) has become a growing factor in the home entertainment market. Indeed, consumer spending on digital distribution grew 19% in 2010, making a notable contribution to the overall home entertainment mix. Growth in digital distribution is expected in the future as well and continued growth of higher-margin digital businesses will tend to exert pressure on home entertainment growth margins.
Digital Media
Digital distribution typically involves delivering content by streaming or downloading to consumer devices such as televisions, personal computers and mobile devices. Indeed, digital media is beginning to gain scale as consumers are watching less traditional television and, instead, are watching content on personal computers and mobile devices, and hooking devices to their televisions and streaming video directly to their television. According to the DEG, digital distribution contributed materially to the home entertainment sector in 2010, with consumer spending on VOD and EST up a combined 19% to $2.5 billion. Specifically, VOD brought in $1.8 billion, up 20.8% for the year, while broadband EST grew 15.7% to $683 million. Further, VOD significantly offset the decline of the entire rental category in 2010. Without VOD, rental was down 2% for the year — with VOD, the category was back to growth, up 2% to $7.8 billion. For the first quarter of calendar year 2011, EST spending was up nearly 11% percent and consumer spending on VOD up 9%. In total, digital movie transactions were up approximately 10% percent over the same period last year. Such growth in digital distribution is expected in the future as well
Television Programming
The market for television programming is composed primarily of the broadcast television networks (such as ABC, CBS, CW, Fox and NBC), pay and basic cable networks (such as AMC, HBO, MTV, Showtime, Starz, TV Guide Network, VH1 and USA Network) and syndicators of first-run programming (such as Sony Pictures Television, CBS Paramount Distribution and ABC Studios) which license programs on a station-by-station basis. Continued growth in the cable and satellite television markets has driven increased demand for nearly all genres of television programming. We expect key drivers to include the success of the cable industry’s bundled services, increased average revenue per user and accelerated advertising spend growth. Additionally, increased capacity for channels on upgraded digital cable systems and satellite television has led to the launch of new networks seeking programming to compete with traditional broadcast networks as well as other existing networks.
Cable and Satellite Television Distribution
The cable and satellite television industry is comprised primarily of cable and satellite multi system operators that provide cable and satellite television service to their subscribers, and cable and satellite channels that provide programming content to the system operators for distribution to their subscribers. The operators generally pay a per subscriber carriage fee for the right to distribute a channel to their systems with the highest fees going to those channels with the most viewers. Operators seek to create a mix of channels that will be attractive to their subscriber base to gain new subscribers and to reduce subscriber turnover. Cable and satellite channels are generally more clearly branded than broadcast networks and provide content that reflects those brands. Branding helps the channels target a more specific demographic so that they can better attract advertisers seeking to reach that audience.
According to In-Stat, the total number of paid television subscribers around the world was up over 6% in 2010, compared to 2009. The total U.S. pay television subscribers remained flat during 2010, growing by only some 148,000, a 0.15% annual growth rate (indeed, cable operators lost 2.5 million subscribers, but satellite and telcom operators made up the difference). However, according to SNL Kagan, total U.S. multi-channel television, satellite and telecom subscribers have increased over the past five years, from approximately 93.7 million in 2005 to 101.8 million in 2010, and is expected to grow approximately 5% by 2015.
The Company
Production
Motion pictures. The motion picture industry is generally composed of two major business segments: production and distribution. Production consists of “greenlighting” and financing motion pictures, as well as the development of a screenplay, the actual filming activities and post-filming editing/post-production process. We take a disciplined approach to film production with the goal of producing content that we can distribute to theatrical and ancillary markets, which include home video, pay and free television, on-demand services and digital media platforms, both domestically and internationally. We have historically produced motion pictures with production budgets of $35 million or less. Films intended for theatrical release are generally budgeted between $10 million and $35 million. From time to time, we consider smaller or larger budgets. In March 2011, we announced a microbudget production initiative, which is focused exclusively on producing up to ten films per year with budgets under $2 million. Additionally, films intended for release directly to video or cable television are generally budgeted between $1 million and $5 million.
In fiscal 2011, we produced, participated in the production of, completed or substantially completed principal photography (the phase of film production during which most of the filming takes place) of the following motion pictures:
•	For Colored Girls—Based on the 1974, Ntozake Shange’s choreopoem “For Colored Girls Who Have Considered Suicide When The Rainbow Is Enuf,” the film weaves together the stories of nine different women — Jo, Tangie, Crystal, Gilda, Kelly, Juanita, Yasmine, Nyla and Alice — as they move into and out of one another’s existences; some are well known to one another, others are as yet strangers. Crises, heartbreaks and crimes will ultimately bring these nine women fully into the same orbit where they will find commonality and understanding. Each will speak her truth as never before. And each will know that she is complete as a human being, glorious and divine in all her colors (released in November 2010).

•	Tyler Perry’s Madea’s Big Happy Family—Madea, everyone’s favorite wise-cracking, take-no-prisoners grandma, jumps into action when her niece, Shirley, receives distressing news about her health. All Shirley wants is to gather her three adult children around her and share the news as a family. But Tammy, Kimberly and Byron are too distracted by their own problems: Tammy can’t manage her unruly children or her broken marriage; Kimberly is gripped with anger and takes it out on her husband; and Byron, after spending two years in jail, is under pressure to deal drugs again. It’s up to Madea, with the help of the equally rambunctious Aunt Bam, to gather the clan together and make things right the only way she knows how: with a lot of tough love, laughter...and the revelation of a long-buried family secret (released in April 2011).

•	Conan The Barbarian—The most legendary Barbarian of all time is back. Having thrived and evolved for eight consecutive decades in the public imagination — in prose and graphics, on the big screen and small, in games and properties of all kinds — Conan’s exploits in the Hyborian Age now come alive like never before in a colossal 3-D action-adventure film. A quest that begins as a personal vendetta for the fierce Cimmerian warrior soon turns into an epic battle against hulking rivals, horrific monsters, and impossible odds, as Conan realizes he is the only hope of saving the great nations of Hyboria from an encroaching reign of supernatural evil.

•	Abduction—For as long as he can remember, Nathan Harper has had the uneasy feeling that he’s living someone else’s life. When he stumbles upon an image of himself as a little boy on a missing persons website, all of Nathan’s darkest fears come true: he realizes his parents are not his own and his life is a lie, carefully fabricated to hide something more mysterious and dangerous than he could have ever imagined. Just as he begins to piece together his true identity, Nathan is targeted by a team of trained killers, forcing him on the run with the only person he can trust, his neighbor, Karen. Every second counts as Nathan and Karen race to evade an army of assassins and federal operatives. But as his opponents close in, Nathan realizes that the only way he’ll survive — and solve the mystery of his elusive biological father — is to stop running and take matters into his own hands.

•	Norm of the North—A 3-D animated film about a polar bear who comes to New York and becomes a wildly successful mascot for a multinational corporation. He makes appearances on talk shows, does publicity stunts at iconic New York locations, stars in commercials and, of course, has all the amenities one would expect for someone of his stature. However, he soon discovers that without the natural beauty of his arctic ice, being an entertainment icon isn’t all that it’s cracked up to be.
The following motion pictures, of which we are producing or participating in the production of, are currently in or slated for production in fiscal 2012:
•	The Possession — Inspired by true events, this is the terrifying story of how one family must unite in order to survive the wrath of an unspeakable evil. Clyde and Stephanie Brenek see little cause for alarm when their youngest daughter, Em, becomes oddly obsessed with an antique wooden box she purchased at a yard sale. But as Em’s behavior becomes increasingly erratic, the couple fears the presence of a malevolent force in their midst, only to discover that the box was built to contain a dibbuk — a dislocated spirit that inhabits and ultimately devours its human host.

•	Hunger Games — Every year in the ruins of what was once North America, the nation of Panem forces each of its twelve districts to send a teenage boy and girl to compete in the Hunger Games. Part twisted entertainment, part government intimidation tactic, the Hunger Games are a nationally televised event in which “Tributes” must fight with one another until one survivor remains. Pitted against highly-trained Tributes who have prepared for these Games their entire lives, Katniss is forced to rely upon her sharp instincts as well as the mentorship of drunken former victor Haymitch Abernathy. If she’s ever to return home to District 12, Katniss must make impossible choices in the arena that weigh survival against humanity and life against love.

•	Good Deeds — Wesley Deeds, a successful, soon-to-be-married businessman, begins to question his predictable life when he offers help to — and eventually falls in love with — a down-on-her-luck single mother struggling to make ends meet.

•	Pride and Prejudice and Zombies — An expanded edition of the beloved Jane Austen classic retells the timeless story of love and independence amidst the ghastly threat of the undead. A mysterious plague has fallen upon England, and the dead are returning to life. Feisty heroine Elizabeth Bennet courageously battles the zombie menace, but is distracted in her efforts to preserve England by the arrival of the arrogant Mr. Darcy. As the feelings between Elizabeth and Darcy erupt in sharp barbs and civilized sparring, it is the blood-soaked combat with zombies on the battlefield that unites them.

•	What To Expect (When You’re Expecting) — Based on the best-selling book, this wildly original romantic comedy follows the relationships of seven couples as they experience the thrills, terrors, surprises, aches, and pains of preparing to embark on life’s biggest journey: parenthood.
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
The decision whether to “greenlight” (or proceed with production of) a film is a diligent process that involves many of our key executives. Generally, the production division presents projects to a committee comprised of the heads of our production, theatrical distribution, home entertainment, international distribution, legal and finance departments. In this process, scripts are evaluated for both artistic merit and commercial viability. The committee considers the entire package, including the script, the talent that may be attached or pursued and the production division’s initial budget. They also discuss talent and story elements that could make the project more successful. Next, the heads of domestic and international distribution prepare estimates of projected revenues and the costs of marketing and distributing the film. Our finance and legal professionals then review the projections and financing options, and the committee decides whether the picture is worth pursuing by balancing the risk of a production against its potential for financial success or failure. The final “greenlight” decision is made by our corporate senior management team, headed by the President of our Motion Picture Group and our Chief Executive Officer.
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
In addition, many states and foreign countries have implemented incentive programs designed to attract film production to their jurisdiction as a means of economic development. Government incentives typically take the form of sales tax refunds, transferable tax credits, refundable tax credits, low interest loans, direct subsidies or cash rebates, which are calculated based on the amount of money spent in the particular jurisdiction in connection with the production. Each jurisdiction determines the regulations that must be complied with, as well as the conditions that must be satisfied, in order for a production to qualify for the rebate. We use certain Canadian tax credits, German tax structures, U.K. subsidy programs, domestic state tax incentives and/or programs (in such states as Georgia, New Mexico, Massachusetts and Pennsylvania) and other structures that may help reduce our financial risk.
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
Since 2000, our television programming has earned 77 Emmy® Award nominations, has won 17 Emmy® Awards, and has been nominated and won numerous Golden Globe® Awards and Screen Actors Guild Awards®. We currently have 15 shows on more than 10 networks spanning our prime time production, distribution and syndication businesses.
Series. Domestic television programming may include one-hour and half-hour dramas, mini-series, animated series and reality and non-fiction programming. In fiscal 2011, we delivered the following episodes of domestic television programming:
•	13 episodes of the fourth season of the award-winning series Mad Men, a one-hour drama for AMC;

•	13 episodes of the sixth season of the award-winning series Weeds, a half-hour comedy for Showtime;

•	12 episodes of the third season of the award-winning series Nurse Jackie, a half-hour comedy for Showtime;

•	13 episodes of the second season of Blue Mountain State, a half-hour comedy for Spike TV;

•	13 episodes of the first season of Running Wilde, a half-hour comedy for Fox; and

•	8 episodes of Scream Queens Season 2, a one-hour reality competition show for VH1.
In fiscal 2012, we expect to deliver the following episodes of domestic television programming:
•	13 episodes of the fifth season of Mad Men;

•	13 episodes of the seventh season of Weeds;

•	12 episodes of the fourth season of Nurse Jackie;

•	13 episodes of the third season of Blue Mountain State;

•	8 episodes of the first season of Boss for Starz Entertainment; and

•	Other various proposed pilots and television series that may be delivered in the fiscal year.
Animation. We are involved in the development, acquisition, production and distribution of a number of animation projects for full theatrical release, television and DVD release.
DVD production—In the past several years, we have released several direct-to-video animated movies with Marvel Entertainment Inc. (“Marvel”) including Ultimate Avengers, Ultimate Avengers 2, The Invincible Iron Man, Doctor Strange, Next Avengers: Heroes of Tomorrow, Hulk vs. Thor/ Wolverine and Planet Hulk. We also released Thor, Tales of Asgard in May 2012.
Television production—In 2009, we delivered 26 half-hours and five films of a comedic action adventure series titled Speed Racer: The Next Generation (based on the well-known franchise Speed Racer) to Nickelodeon Networks, which was produced by Animation Collective of New York City. All 26 episodes aired in fiscal 2009. A second 26 half-hour season of the adventure series was ordered, six episodes of which were delivered in fourth quarter fiscal 2011, and the balance of which are expected to be delivered in fiscal 2012. The second season is being produced by Toonz Entertainment, Kick Start Productions and Animation Collective, and has already begun airing on Nickelodeon Networks Nick Toons. Additionally, the first DVD of Speed Racer, The Next Generation was released in the first quarter of fiscal 2009, the second DVD was released in the third quarter of 2009 and the third DVD was released in the second quarter of fiscal 2010. We are overseeing merchandising and licensing as well as distributing this adventure series on DVD.
Theatrical films—In September 2010, we released Alpha and Omega, a 3-D animated film starring Justin Long, Hayden Panettiere, Christina Ricci, Danny Glover and Dennis Hopper, with our partner, Crest Animation. The film is the first picture developed under a co-finance deal with Crest Animation and is from the creator of Open Season, a Sony Pictures Animation CGI film. Building on our relationship with Crest Animation, in February 2010, we announced our second production in a multi-picture deal, Norm of the North. We anticipate delivery of this 3-D animated movie by the end of 2012, which we will be distributing domestically.
Television movies, mini-series and specials. From time to time, we also are involved in the development, acquisition, production and distribution of television content in the movie-of-the week, mini-series and reality special formats.
Music. Our music department creatively oversees music for our theatrical and television slate, as well as the music needs of other areas within our company. Our music strategy is to service the creative division’s music needs, while building a business that focuses on healthy growth areas of the music business, specifically, music publishing assets and improving soundtrack distribution. Unlike music publishers, whose revenue has historically been dependent upon royalties generated by record sales, our publishing revenue derives primarily from performance royalties generated by the theatrical exhibition of our films and the television broadcast of our productions.
Music released for our theatrical slate includes overseeing scores and soundtracks for all of our productions, co-productions and acquisitions. In fiscal 2011, we released Danny Elfman’s score to The Next Three Days, soundtracks to Rabbit Hole, For Colored Girls Who and The Expendables, and the song/score soundtrack to our first animated feature, Alpha & Omega. In fiscal 2012, we expect to release soundtracks for Abduction, The Devil’s Double, Conan the Barbarian and Warrior, and will continue our artist outreach by hosting a music component of the Sundance Film Festival, “A Celebration of Music in Film.”

Music released for our television slate in fiscal 2011 included Mad Men After Dark, our best-selling score-only album to date, and Nurse Jackie‘s opening music, which garnered a 2010 Emmy® Award for Best Main Title Theme Music. Additionally, we implemented musical logos for Debmar-Mercury and our other television programming that is heard during the closing credits of such broadcasts, which help define our brands and earn performance royalties from The American Society of Composers, Authors and Publishers and Broadcast Music, Inc. In fiscal 2012, we intend to release new soundtracks for Mad Men, Nurse Jackie, and Blue Mountain State, as well as develop a music destination for horror-themed music for FEARnet.com.
Distribution
Domestic theatrical distribution. “Distribution” refers to the marketing and commercial or retail exploitation of motion pictures. We distribute motion pictures directly to U.S. movie theaters. Generally, distributors and exhibitors (theater owners) will enter into agreements whereby the exhibitor retains a portion of the “gross box office receipts,” which are the admissions paid at the box office. The balance (i.e., gross film rentals) is remitted to the distributor.
Over the past 13 years, our releases have included the following in-house productions or co-productions:

Title	Principal Actors

Akeelah and the Bee	Keke Palmer, Laurence Fishburne, Angela Bassett
Crank	Jason Statham, Amy Smart
Crank: High Voltage	Jason Statham, Amy Smart, Bai Ling
Employee of the Month	Dane Cook, Jessica Simpson, Dax Shepherd
For Colored Girls	Janet Jackson, Loretta Devine, Kimberly Elise, Thandie Newton, Phylicia Rashad, Anika Noni Rose, Tessa Thompson, Kerry Washington, Whoopi Goldberg
Godsend	Robert DeNiro, Greg Kinnear, Rebecca Romijn Stamos
Good Luck Chuck	Jessica Alba, Dane Cook
Grizzly Man	Documentary
Killers	Katherine Heigl, Ashton Kutcher, Tom Selleck, Catherine O’Hara
Monster’s Ball	Halle Berry, Billy Bob Thornton
My Best Friend’s Girl	Kate Hudson, Dane Cook
My Bloody Valentine 3-D	Jensen Ackles, Jamie King
Pride	Bernie Mac, Terrence Howard
Punisher: War Zone	Ray Stevenson, Julie Benz, Dominic West
The Eye	Jessica Alba
The Next Three Days	Russell Crowe, Elizabeth Banks, Liam Neeson
The Punisher	John Travolta, Thomas Jane
The Spirit	Gabriel Macht, Samuel Jackson, Scarlett Johansson, Eva Mendes
The U.S. vs. John Lennon	Documentary
Saw II	Donnie Wahlberg, Tobin Bell, Shawnee Smith
Saw III	Tobin Bell, Shawnee Smith, Bahar Soomekh, Angus MacFayden
Saw IV	Tobin Bell
Saw V	Tobin Bell, Scott Patterson
Saw VI	Tobin Bell, Betsy Russell, Costas Mandylor, Shawnee Smith
Saw 3-D	Tobin Bell, Cary Elwes, Costas Mandylor
Tyler Perry’s Daddy’s Little Girls	Gabrielle Union, Idris Elba, Tracee Ellis Ross, Malinda Williams, Terri Vaughn, Lou Gossett Jr.
Tyler Perry’s Diary of a Mad Black Woman	Tyler Perry, Steve Harris, Shemar Moore
Tyler Perry’s I Can Do Bad All By Myself	Taraji P. Henson, Janet Jackson, Louis Gossett Jr.
Tyler Perry’s Madea’s Big Happy Family	Tyler Perry
Tyler Perry’s Madea’s Family Reunion	Tyler Perry
Tyler Perry’s Madea Goes To Jail	Tyler Perry, Keke Palmer, Keisha Knight Pulliam, Derek Luke
Tyler Perry’s Meet The Browns	Tyler Perry, Angela Bassett
Tyler Perry’s Why Did I Get Married?	Tyler Perry, Janet Jackson
Tyler Perry’s Why Did I Get Married Too?	Tyler Perry, Janet Jackson, Tasha Smith
Tyler Perry’s The Family That Preys	Tyler Perry, Alfre Woodard, Kathie Bates
War	Jet Li, Jason Statham

Motion pictures that we have acquired and distributed in this same time period include the following:

Title	Principal Actors

3:10 to Yuma	Russell Crowe, Christian Bale
Bangkok Dangerous	Nicolas Cage
Brothers	Jake Gyllenhaal, Natalie Portman, Tobey Maguire
Crash	Don Cheadle, Sandra Bullock, Matt Dillon, Brendan Fraser
Daybreakers	Ethan Hawke, Willem Dafoe, Sam Neill
Dogma	Ben Affleck, Matt Damon, Chris Rock
Fahrenheit 9/11	Documentary
From Paris With Love	John Travolta, Jonathan Rhys Meyers
Gamer	Gerard Butler, John Leguizamo, Milo Ventimiglia, Kyra Sedgwick
Girl With A Pearl Earring	Scarlett Johannson, Colin Firth
Hard Candy	Patrick Wilson, Ellen Page
Kick-Ass	Nicolas Cage, Christopher Mintz-Plasse, Aaron Johnson, Chloe Moretz
Lord of War	Nicolas Cage, Ethan Hawke, Jared Leto, Bridget Moynahan
More Than A Game	LeBron James
New In Town	Renee Zellwegger, Harry Connick Jr.
The Bank Job	Jason Statham
The Cooler	Alec Baldwin, William H. Macy, Maria Bello
The Descent	Shauna Macdonald, Natalie Jackson Mendoza, Alex Reid, Saskia Mulder
The Expendables	Sylvester Stallone, Jet Li and Jason Statham
The Lincoln Lawyer	Matthew McConaughey, Marisa Tomei
The Last Exorcism	Patrick Fabian, Ashley Bell
The Forbidden Kingdom	Jet Li, Jackie Chan
The Haunting In Connecticut	Virginia Madsen
O	Julia Stiles, Mekhi Phifer
Open Water	Blanchard Ryan, Daniel Travis
Precious	Gabourey Sidibe, Mo’Nique, Paula Patton, Maria Carey
Rambo	Sylvester Stallone
Religulous	Bill Maher
Saw	Danny Glover, Monica Potter, Cary Elwes
Sicko	Documentary
The Spy Next Door	Jackie Chan, George Lopez, Billy Ray Cyrus
Transporter 3	Jason Statham
W	Josh Brolin, Elizabeth Banks, Ellen Burstyn, James Cromwell, Thandie Newton
In the last 13 years, films we have distributed have earned 53 Academy Award® nominations and 16 Academy Awards®, and have been nominated and won numerous Golden Globe® Awards, Screen Actors Guild Awards®, BAFTA Awards and Film Independent Spirit Awards.
We have released approximately 14 motion pictures theatrically per year for the last three years, which include films we develop and produce in-house, films that we develop and produce with our partners and films that we acquire from third parties. In fiscal 2012, we currently intend to release approximately 11 to 13 motion pictures theatrically. Our approach to acquiring films for theatrical release is similar to our approach to film production. We generally seek to limit our financial exposure while adding films of quality and commercial viability to our release schedule and our video library. The decision to acquire a motion picture for theatrical release entails a process involving our key executives from the releasing, home entertainment and acquisitions departments, as well as corporate senior management. The team meets to discuss a film’s expected critical reaction, marketability, and potential for commercial success, as well as the cost to acquire the picture, the estimated distribution and marketing expenses (typically called “P&A” or “prints and advertising”) required to maximize the targeted audience and ancillary market potential after its theatrical release. Generally, we release films on a wide basis to more than 2,000 screens nationwide.

We construct release schedules taking into account moviegoer attendance patterns and competition from other studios’ scheduled theatrical releases. We use either wide or limited initial releases, depending on the film. We generally spend significantly less on P&A for a given film than a major studio and we design our marketing plans to cost-effectively reach a large audience.
For fiscal 2012, our proposed theatrical release schedule may include, among others, the following titles:

Produced
			or	Approximate
Title	Summary	Principal Actors	Acquired*	Release Date
Tyler Perry’s Madea’s Big Happy Family	See summary above.	Tyler Perry, Loretta Devine, Shad “Bow Wow” Moss, David Mann	Produced	April 2011

The Devil’s Double	The year is 1987 and Baghdad is the playground for the rich and infamous- where anything can be bought, for a price. When army lieutenant, Latif Yahia is summoned from the frontline to Saddam’s palace, he is faced with an impossible request — to be Iraq’s notorious Black Prince Uday Hussein’s ‘fiday,’ his body double. With his family’s lives as well as his own on the line, his fate is decided. Latif begins his journey as Uday Hussein, a man as widely hated as he is powerful. As he learns to walk, talk and act like Uday, he experiences the extravagance of a world filled with fast cars, endless money, easy women, and deeply depraved violence. Knowing who to trust becomes a matter of life or death, as he battles to escape from his forced existence alongside Sarrab, Uday’s notorious concubine.	Dominic Cooper, Ludivine Sangier	Acquired	July 2011

Conan The Barbarian	See summary above.	Jason Momoa, Ron Perlman, Rachel Nichols, Stephen Lang, Rose McGowan	Produced	August 2011

Warrior	See summary above.	Joel Edgerton, Tom Hardy, Jennifer Morrison, Nick Nolte	Produced	September 2011

Abduction	See summary above.	Taylor Lautner, Lily Collins, Alfred Molina, Jason Issacs, Maria Bello, Sigourney Weaver	Produced	September 2011

Safe	A former elite agent encounters and rescues a twelve-year-old Chinese girl who’s been abducted by the Triads. Armed with a safe-cracking combination, they find themselves in the middle of a stand-off between Triads, the Russian Mafia and high-level corrupt New York City politicians and police.	Jason Statham, Catherine Chan	Acquired	October 2011

The Possession	See summary above.	Jeffrey Dean Morgan, Kyra Sedgwick	Produced	January 2012

One For The Money	See summary above.	Katherine Heigl	Acquired	January 2012

Produced
			or	Approximate
Title	Summary	Principal Actors	Acquired*	Release Date
The Hunger Games	See summary above.	Jennifer Lawrence, Stanley Tucci, Wes Bentley, Elizabeth Banks, Woody Harrelson, Josh Hutcherson, Liam Hemsworth, Lenny Kravitz	Produced	March 2012

*	Includes significant participation in production.
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
Mandate Pictures. Our wholly-owned subsidiary, Mandate Pictures, is a full-service production and financing company that continues to operate as an independent brand delivering acclaimed commercial and independent films worldwide. In fiscal 2011, Mandate produced The Switch, starring Jennifer Aniston and Jason Bateman, which was released in North America by Miramax in August 2010.
Mandate Pictures’ upcoming film slate includes the following titles:

Title	Summary	Principal Actors	Approximate Release Date/Distributor
50/50	Inspired by personal experiences, this is an original story about friendship, love, survival and finding humor in unlikely places. Joseph Gordon-Levitt and Seth Rogen star as best friends whose lives are changed by a cancer diagnosis.	Joseph Gordon-Levitt, Seth Rogen, Anna Kendrick, Bryce Dallas Howard and Anjelica Huston	September 2011 (Summit Entertainment)

Young Adult	Mavis Gary, a writer of teen literature, returns to her small hometown to relive her glory days and attempt to reclaim her happily married high school sweetheart. When returning home proves more difficult than she thought, Mavis forms an unusual bond with a former classmate who hasn’t quite gotten over high school, either.	Charlize Theron, Patton Oswalt, Patrick Wilson	Fiscal 2012 (Paramount Pictures)

Harold & Kumar 3	The new comedy picks up six years after the duo’s last adventure. After years of growing apart, Harold Lee and Kumar Patel have replaced each other with new best friends and are preparing for their respective Christmas celebrations. But when a mysterious package arrives at Kumar’s door, his attempt to deliver it to Harold’s house ends with him inadvertently burning down Harold’s father-in-law’s prize Christmas tree. With his in-laws out of the house for less than a day, Harold decides to cover his tracks rather than come clean, and reluctantly embarks on another ill-advised but hilarious journey with Kumar, taking them through New York City on Christmas Eve in search of the perfect Christmas tree.	John Cho, Kal Penn, Neil Patrick Harris, Tom Lennon, Danny Trejo, Patton Oswalt, Paula Garces, Daneel Harris	November 2011 (Warner Bros. Pictures)

LOL	In a world connected by YouTube, iTunes and Facebook, Lola and her friends navigate the peer pressures of high school romance and friendship while dodging their sometimes overbearing and confused parents. When Lola’s mom, Anne, “accidentally” reads her teenage daughter’s racy journal, she realizes just how wide their communication gap has grown. Through hilarious and heartfelt moments between mother and daughter, LOL is an authentic coming-of-age story that perfectly captures today’s zeitgeist.	Miley Cyrus, Demi Moore, Ashley Greene, Thomas Jane, Douglas Booth, George Finn, Ashley Hinshaw, Adam Sevani, Lina Esco, Tanz Watson, Marlo Thomas	Fiscal 2012 (Lionsgate)

Mandate Pictures’ current development and production slate includes, among others: Seeking A Friend For The End Of The World, starring Steve Carell and Keira Knightley; Great Hope Springs, a comedy starring Meryl Streep and Steve Carell; a romantic actioner starring Zac Efron; Dogs of Babel, Jamie Linden’s adaptation of the best-selling novel, starring Steve Carell; Dream On, a teen dance movie; The Low Self Esteem of Lizzie Gillespie, a romantic comedy to be written by Brent Forrester and Mindy Kaling; My Dinner with Hervé, written and directed by Sacha Gervasi, a former journalist who conducted the last interview with French actor Herve Villechaize; an untitled comedy to be written by D.V. DeVincentis based on the book “You Are a Miserable Excuse for a Hero” by Bob Powers; and a remake of the highly-acclaimed South Korean action-adventure/epic, Old Boy.
Mandate Pictures also maintains a partnership with Ghost House Pictures (“Ghost House”), formed with filmmakers Sam Raimi (Spider-Man and Evil Dead Franchises) and Rob Tapert as a production label dedicated to the financing, development and production of films in the horror/thriller genre. Under this partnership, Mandate Pictures has produced 30 Days of Night: Dark Days, Drag Me To Hell, along with such titles as 30 Days of Night, The Grudge I and II, The Messengers and Boogeyman. Ghost House’s current development and production slate includes, among others, The Possession, which is expected to be released by us in North America in October 2011, Burst 3-D, a horror/thriller project, and Panic Attack, an original idea with YouTube and Uruguayan filmmaker Federico Alvarez. In October 2009, Ghost House established Spooky Pictures, a production label under the Ghost House banner dedicated to the financing, development, production and distribution of scary movies made for the family audience. The first project under the new label will be The Substitute, in collaboration with Sony Pictures and Stars Road Entertainment’s Joshua Donen.
Mandate Pictures continues to foster talent relationships by inking exclusive production deals with top writers and directors. Mandate Pictures recently signed a first-look deal with David Gordon Green, Jody Hill and Danny McBride to produce high concept comedies under the label Rough House Pictures (“Rough House”). Combining their creative filmmaking with Mandate Pictures’ financing and producing expertise, Rough House is establishing itself as a hub for exciting and bold comedic voices. Projects in development through Rough House’s agreement with Mandate Pictures include, among others, Bullies, an action-comedy starring Danny McBride, and an untitled comedy set around the Olympics co-starring Aziz Ansari and Danny MacBride, written by Park & Recreation writer Harris Wittels from an idea by Primetime Emmy® Award-winning 30 Rock writer Matt Hubbard.
Ancillary markets. In addition to the distribution described above, we also license the right to non-theatrical uses of our films to distributors who, in turn, make a motion picture available to airlines, hotels, schools, oil rigs, public libraries, prisons, community groups, the armed forces, ships at sea and others.
International sales and distribution. The primary components of our international business are, on a territory by territory basis through third parties or directly through our international divisions: (i) the licensing and sale of rights in all media of our in-house product; (ii) the licensing and sale of third party product on an agency basis; (iii) the licensing and sale of in-house catalog product or libraries of acquired titles (such as those of Miramax, Artisan Entertainment and Modern Times Group); and (iv) direct distribution.
Lionsgate International—We sell or license rights in all media on a territory by territory basis (other than the territories in which Lionsgate UK and Maple Pictures sell and distribute) of (i) our in-house Lionsgate product, as well as titles from Mandate Pictures and Ghost House, (ii) our catalog product or libraries of acquired titles, and (iii) product produced by third parties such as Relativity Media, Gold Circle Films, LLC and other independent producers. We often pre-sell international territories to cover a significant portion of the production budget or acquisition cost on new releases. We also leverage our infrastructure to generate revenue through a sales agency business for third party product. Recent films sold by us include such in-house productions as Abduction, The Next Three Days, starring Russell Crowe, Saw 3-D, 50/50, starring Seth Rogen and Joseph Gordon Levitt, The Possession and The Hunger Games. Recent third party films sold by us include Limitless, starring Bradley Cooper and Robert

DeNiro, and the upcoming Immortals 3-D, starring Henry Cavill, Freida Pinto and Mickey Rourke. In fiscal 2011, we had record-breaking sales of over $100 million at the November 2010 American Film Market, driven by upcoming in-house productions of The Hunger Games and The Possession.
Lionsgate UK—We self-distribute our motion pictures in the U.K. and Ireland through our subsidiary, Lionsgate UK. Lionsgate UK’s fiscal 2011 theatrical slate included such titles as The Expendables, Saw 3-D and The Mechanic, starring Jason Statham. In fiscal 2011, Lionsgate UK also financed and produced its second feature, Salmon Fishing in the Yemen, starring Ewan McGregor and Emily Blunt. International sales were handled by Lionsgate International. In the last three years, Lionsgate UK has also successfully built up a strong third party acquisitions business. Lionsgate UK releases over 40 direct-to-video titles per year, the majority of which are acquired in the open market. Elevation, our joint venture with Optimum Releasing/StudioCanal, handles the joint sales and distribution of DVD product for Lionsgate UK. In fiscal 2012, Lionsgate UK expects to release titles such as Conan The Barbarian, Warrior, and Ralph Fiennes’ directorial debut, Coriolanus, and will begin production on The Professionals, based on the popular 1970s British television series of the same name.
Television—We continue to expand our television business internationally through sales and distribution of original Lionsgate television series, third party television programming and format acquisitions.
Canada—We distribute our motion picture, television and home video product in Canada through Maple Pictures, one of the largest independent distributors in Canada. Maple Pictures also acquires and distributes third party films, including, in fiscal 2010, Academy Award® winners The Hurt Locker, which won six awards including Best Picture, and The Cove, which won Best Documentary. In fiscal 2011, Maple Pictures distributed acquired films including Winter’s Bone, nominated for several Academy Awards® including Best Picture, and Biutiful, starring Javier Bardem, nominated for an Academy Award® for Best Foreign Language Film. Maple Pictures’ fiscal 2012 slate includes Our Idiot Brother, starring Paul Rudd, which played at the 2011 Sundance Film Festival, and Drive, starring Ryan Gosling and Carey Mulligan, which was included in competition at the 2011 Cannes Film Festival. Maple Pictures is supportive of Canadian productions as well which, in fiscal 2011, included Man On The Train, starring Donald Sutherland, and Servitude, produced through the Canadian Film Centre Comedy Lab.
Home video distribution. Home video distribution includes distribution of films to the home entertainment market, including home video, DVD, Blu-ray, VOD, and digital/electronic distribution. Our U.S. video distribution operation aims to exploit our filmed and television content library of approximately 13,000 motion picture titles and television episodes and programs.
In fiscal 2011, we continued to achieve one of the highest box office-to-DVD conversion rates in the industry, maintaining a rate of approximately 26% above that of the normalized industry average. Box office-to-DVD conversion rate is calculated as the ratio of the total first cycle DVD release revenues for such theatrical release compared to the total box-office revenues from a theatrical release. We also achieved a box office-to-VOD conversion rate of approximately 5% to 10% above the industry normalized average in fiscal 2011. Box office-to-VOD conversion rate is calculated as the ratio of total first cycle VOD revenues for such theatrical release compared to the total box-office revenues from a theatrical release.
For calendar year 2010, Blu-ray represented over 22% of new theatrical DVD release revenue from our new theatrical releases. According to data from industry sources, in calendar year 2010, we held an approximately 5% market share of the Blu-ray theatrical feature film market based on revenue. We also maintained our overall market share of combined sell-through and rental consumer spend at approximately 7% for calendar year 2010, compared to calendar year 2009 (and approximately 8% for the first quarter of calendar year 2011).
We distribute or sell our titles directly to mass merchandisers such as Wal-Mart Stores, Inc. (“Wal-Mart”), K-Mart, Best Buy Co. Inc. (“Best Buy”), Target Corporation and Costco Wholesale Corporation, and others who buy large volumes of our DVDs and Blu-ray discs to sell directly to consumers. Sales to Wal-Mart accounted for approximately 35% of net home entertainment packaged media revenue in fiscal 2011. No other customer accounted for more than 10% of our revenues in fiscal 2011.

We also directly distribute our titles to the rental market through Netflix, Inc. (“Netflix”), Redbox Automated Retail, LLC (“Redbox”), Blockbuster, Inc. (“Blockbuster”), and Rentrak Corporation. In April 2011, we announced an exclusive multiyear syndication deal in which we licensed the first four seasons of Mad Men to be watched instantly by Netflix members starting July 27, 2011, with additional seasons (five through seven) to be added annually after they complete airing on their respective seasons on AMC.
In fiscal 2011, we had four theatrical releases on DVD debut at number one with Tyler Perry’s Why Did I Get Married Too?, Kick-Ass, Killers and For Colored Girls. Additionally, in fiscal 2011, we had six titles that debuted at either number one or number two on the Rentrak On-Demand VOD charts with Next Three Days, Expendables, Killers, Tyler Perry’s Why Did I Get Married Too?, Kick-Ass and From Paris with Love. Additionally, our Saw franchise continued as the number one horror franchise in DVD history.
In addition to our theatrical releases each year, we also acquire approximately 65 titles annually that have commercial potential in video and ancillary markets, adding a total of approximately 75 to 80 films to our library each year. We also distribute television product on video, including certain Saturday Night Live product currently in our library (which distribution rights were extended through 2014), the first, second, third and fourth seasons of the Primetime Emmy® Award-winning AMC series Mad Men, the first, second, third, fourth, fifth and sixth seasons of the Primetime Emmy® Award-winning Showtime series Weeds, the first season of Blue Mountain State, the first and second seasons of Nurse Jackie, the first season of the Showtime series Secret Diary of A Call Girl, the entire catalog of the comedy series Moonlighting, the entire catalog of the comedy series Will and Grace, the entire catalog of Little House on the Prairie, and certain Disney-ABC Domestic Television series and Comcast series.
In fiscal 2011, we also released several direct-to-video titles including Madea’s Big Happy Family-The Play, Peacock, Burning Bright, The Descent Part 2, Fred the Movie, Tenderness, The Least Among You, The Way Home and The Last Play at Shea, as well as several Spanish language direct-to-video titles including Amor Letra Por Letra, Bluff, Amor Dolor y Viceversa, Crimenes de Lujuria and Oscura Seduccion.
We continue our direct-to-video horror genre with our arrangement with Ghost House Underground, the film acquisitions company that extends the Ghost House brand to home entertainment. In fiscal 2011, we released two titles including Psych 9 and Stag Night.
We remain a leader in distribution of fitness product. For calendar year 2010, we had an approximate 30% market-share in fitness and ranked number two among all studios. We are currently ranked number one among all studios for calendar year 2011 to date, with an approximate 25% market share. Our fitness lineup includes popular series such as Denise Austin, Jillian Michaels, The Biggest Loser and Dancing With The Stars, as well as titles from Billy Blanks Jr., and Jane Fonda. We had the top five fitness releases of the year in fiscal 2011, including 30 Day Shred (the top selling fitness title in the DVD era), Yoga Meltdown, No More Trouble Zones, Banish Fat Boost Metabolism and 6 Week Six Pack.
Our relationship with Tyler Perry, which has been the filmmaker’s home since his breakthrough theatrical box office hit Diary of a Mad Black Woman in February 2005, continues. In fiscal 2010, we released on DVD the theatrical releases of Madea Goes To Jail and I Can Do Bad All By Myself. In fiscal 2011, we released on DVD the theatrical releases of Why Did I Get Married Too?, For Colored Girls, and the direct-to-video release of Tyler Perry’s play, Madea’s Big Happy Family. To date, we have also released on DVD the first through sixth volumes of the TBS television series Tyler Perry’s House of Payne, and expect to release the seventh and eight volumes in fiscal 2012, as well as the first volume of the TBS television series Tyler Perry’s Meet The Browns.In March 2011, we announced that our first look partnership with Tyler Perry was extended through a new multi-year arrangement for films and home entertainment in which we will continue to distribute DVD’s based on his hit films and from his catalog of plays and other material.
Our domestic family entertainment division has established itself as a major home entertainment distributor of children’s product. According to Nielsen Media Research, in calendar year 2010, our children’s non-theatrical DVD share, 18%, was the second highest market-share of all studios. This share was driven by our continued distribution of product from HIT Entertainment, Inc. (“HIT Entertainment”), Aardman Animations Ltd (“Aardman Animations”), LeapFrog Enterprises, Inc. (“LeapFrog”), the Jim Henson Company (“Jim Henson”), Marvell and our catalog of premiere children’s brands including Barbie, Bratz, Care Bears, Clifford the Big Red Dog, Speed

Racer and Teenage Mutant Ninja Turtles. HIT Entertainment’s extensive portfolio of award-winning children’s programming distributed by us includes the children’s DVD preschool franchises Thomas & Friends, Barney, Bob the Builder and Fireman Sam, as well as, beginning in fiscal 2011, Angelina Ballerina, the CGI-animated television series broadcasting on PBS, and Timmy Time, the Shaun the Sheep spin-off preschool television series broadcast on Disney Junior. Additionally, in fiscal 2011, we continued to produce and distribute direct-to-video family-oriented feature films for educational toy maker LeapFrog and distributed new DVD premiere animated movies for Care Bears and Bratz. We also added and relaunched Jim Henson’s Wubbulous World of Dr. Seuss television series on DVD and distributed YouTube star Fred Figglehorn’s first movie, Fred: The Movie.
We continue our distribution agreement with Disney-ABC Domestic Television under which we obtained the home entertainment distribution rights to select prime time series and library titles from ABC Studios, including According to Jim, starring Jim Belushi and Courtney Thorne- Smith, Reaper, Hope & Faith, starring Kelly Ripa and Faith Ford, 8 Simple Rules...for Dating My Teenage Daughter, starring John Ritter and Katey Sagal, Boy Meets World, starring Ben Savage and Rider Strong, My Wife & Kids, starring Damon Wayans and Tisha Campbell, and Dirt Season starring Courtney Cox.
Our first-look partnership continues with Comcast, which operates Comcast’s West Coast entertainment properties, under which we obtained the home entertainment distribution rights to series airing on E! Entertainment Television, The Style Network and G4 including Keeping Up with the Kardashians, Kourtney and Khloe Take Miami, Sunset Tan, Snoop Dogg’s Father Hood, and Kimora: Life In The Fab Lane. We also maintain distribution rights for SyFy’s (formerly known as the Sci-Fi Channel) Alice mini-series.
Recent Developments. In February 2011, we entered into a worldwide home entertainment distribution agreement with Miramax pursuant to which we will distribute more than 550 titles from the Miramax film library via DVD, Blu-ray, EST and internet VOD, in addition to cable VOD internationally. We will partner with leading international distributor Studiocanal to distribute Miramax titles in the U.K. and Europe.
In November 2010, we entered into a home entertainment distribution agreement with Wrekin Hill Entertainment (“Wrekin Hill”) pursuant to which we became the exclusive home entertainment distributor (including DVD, Blu-ray, digital delivery, and VOD) for all Wrekin Hill theatrical releases in the U.S.
In July 2010, we entered into a multi-year home entertainment distribution agreement with Francis Ford Coppola’s Zoetrope Corporation. Under the terms of the arrangement, we obtained the North American DVD, Blu-ray, EST, VOD and broadcast television distribution rights to films including Apocalypse Now, Apocalypse Now Redux and others, as well as the North American DVD, Blu-ray, EST and VOD rights to The Conversation.
In May 2010, we entered into a home entertainment distribution agreement including DVD, Blu-ray, digital delivery, television and VOD for all Exclusive Media Group’s (Exclusive) Newmarket Films theatrical titles in the U.S., as well as its library of 250 titles.
Television syndication. We distribute television programming through our subsidiary, Debmar-Mercury. In fiscal 2011, Debmar-Mercury distributed approximately 1,200 hours and produced approximately 195 hours of television programming. In fiscal 2012, Debmar-Mercury currently intends to distribute approximately 1,400 hours and produce approximately 345 hours of television programming.
Currently, Debmar-Mercury produces and distributes The Wendy Williams Show, distributes Tyler Perry’s House of Payne and its spinoff Meet the Browns, and the strips Hell’s Kitchen, Family Feud, South Park and True Hollywood Story. Debmar-Mercury also distributes Are We There Yet, which premiered on TBS in June 2010 (and is expected to air in syndication beginning in the fall of 2012), as well as a movie library featuring our titles as well as those from Revolution Studios.
In April 2011, Debmar-Mercury announced that TBS ordered ten episodes of the new series Tyler Perry’s For Better or Worse, a sitcom based on Tyler Perry’s hit Why Did I Get Married? films, which is expected to launch in

December 2011. For Better or Worse is Debmar-Mercury’s third syndicated sitcom with Tyler Perry. 362 episodes of Debmar-Mercury’s syndicated sitcoms with Tyler Perry have been ordered to-date.
Moreover, beginning in the fall of 2011, a U.S. version of The Jeremy Kyle Show, a successful talk series in the U.K., will be produced in conjunction with ITV Studios America and distributed by Debmar-Mercury for daytime stripping on television stations across the country. In fiscal 2012, Debmar-Mercury will also be testing a talk show starring Father Albert Cutie in a joint venture with certain Fox television stations.
Pay and free television distribution. We currently have approximately 800 titles in active distribution in the domestic cable, free and pay television markets. Pay television rights include rights granted to cable, direct broadcast satellite and other services paid for by subscribers. We sell our library titles and new product to major cable channels such as Showtime, USA Network, FX, Turner Networks, Starz Entertainment, Family Channel, Disney Channel, Cartoon Network, SyFy, Lifetime, MTV, Comedy Central, OWN and BET. Recently, in May 2010, we licensed 139 of our most prestigious and successful theatrical titles to Rainbow Media, for airing on its IFC, Sundance, AMC and WE networks. We also directly distribute to pay-per-view and VOD to cable, satellite and internet providers such as Comcast, Time Warner Inc., Cox Communications, Inc. thru iN Demand L.L.C., Charter Communications, Inc., AT&T Uverse and Verizon FIOS thru Avail-TVN, Cablevision Systems Corp., DirecTV, Inc. and DISH Network L.L.C. Additionally, in April 2008, we formed a joint venture with Viacom, Paramount Pictures, and MGM and created EPIX. EPIX, which launched in October 2009, provides us with an additional platform to distribute our library of motion picture titles and television episodes and programs.
Electronic distribution. We also deliver our content through a broad spectrum of digital media platforms. We have digital delivery arrangements for first run theatrical films, television series, our movie library, third party product and product not available on DVD. Distribution outlets include, among others, Apple iTunes, Amazon.com, Inc., Microsoft Inc.’s Zune/X-BOX, Sony’s Playstation Network, Netflix, Roxio, Best Buy/CinemaNow, Hulu LLC (“Hulu”), YouTube, mSpot, Inc. and Wal-Mart/Vudu. We currently have over 900 films and television episodes in active distribution through these digital channels.
Through our partnership with EPIX, we offer product via the internet and to multiple devices for consumption “anytime/anywhere” by EPIX subscribers. Recently, in August 2010, EPIX announced an agreement through which Netflix members can instantly watch an array of new releases and library titles from EPIX streamed over the internet from Netflix beginning September 1, 2010. EPIX has subscription pay television rights to new releases and movies from the libraries of its partners and will make these movies available to Netflix 90 days after their premium pay television and subscription on demand debuts. Historically, the rights to distribute these films are pre-sold to pay television for as long as nine years after their theatrical release.
We also operate FEARnet, a branded multiplatform programming and content service provider of horror genre films, in connection with partners Comcast and Sony, and own an interest in Break Media, a leading viral marketing company that creates new opportunities for showcasing our feature films and television programming. Additionally, we have partnered with YouTube to create new branded “Lionsgate” channels which enable us to post full length films and television episodes and to post promotional scenes from our film and television libraries. In addition to sharing advertising revenue from the channel, a banner on the page leads to our online shop, where our films and shows highlighted in the promotional scenes are available for purchase as DVDs or Blu-ray discs in digital form.
Joint Ventures and Partnerships
Pantelion Films. In July 2010, we announced the launch of Pantelion Films, a joint venture with Grupo Televisa, S.A.B., designed to produce and distribute a slate of English and Spanish language feature films to target Hispanic moviegoers in the U.S., one of the fastest-growing segments of the U.S. moviegoer population. Indeed, according to the Motion Picture Association of America’s U.S. Theatrical Market Statistics 2010, although Caucasians currently make up the majority of the U.S. population and moviegoers (141 million), they represent a lower proportion of ticket sales, down to 56% of tickets in 2010, compared to 60% in 2009. In 2010, 43 million Hispanic moviegoers purchased 351 million movie tickets, up from 37 million moviegoers and 300 million tickets in 2009. Moreover, in 2010, Hispanics had the highest moviegoing per capita, attending movies on average seven times per year, compared to closer to four times a year for other ethnicities.

Pantelion Films will release a theatrical slate of eight to ten films per year and will also distribute a steady stream of films through ancillary platforms over the next five years. Of such films, four to five will be produced in-house each year, and others will be acquired. Pantelion Films’ current theatrical slate includes the following titles:
•	From Prada To Nada — A whimsical fish-out-of-water story of two spoiled sisters whose lives are changed forever when their father unexpectedly dies. Now penniless, Nora and Mary Dominguez move cross-town, but worlds away, to East LA and the home of their estranged Aunt Aurelia. Here they discover that when they embrace their cultural roots they are richer than ever before (released in January 2011);

•	No Eres Tu Soy Yo — A romantic comedy that tells the hilarious story of Javier, a man who refuses to accept the loss of the woman he loves. In his journey to recovery, he rides an emotional rollercoaster that eventually leads him to his true love (released in April 2011);

•	Go For It! — An inspirational drama follows Carmen, a young woman living in Chicago, who struggles to overcome her fears and follow her dream to be a dancer (released in May 2011);

•	Saving Private Perez — In this comedy, a ruthless Mexican crime lord undertakes the most dangerous mission of his life in order to redeem himself with the only authority figure he fears: his mother. With the help of his rag-tag gang of thugs, Julian Perez must travel to Iraq and ensure the safe homecoming of his younger brother, a private fighting for the US army (expected September 2011 release); and

•	See If I Care— The story of a thirteen year old girl who decides to “play out” every teenage rebellion cliché in an effort to jumpstart herself into adulthood while her young mother does everything possible to avoid growing up (expected calendar year 2011 release).
Tiger Gate. In April 2010, we announced that we had formed a partnership with SCG to operate and manage Tiger Gate, an operator of pay television channels and an originator/distributor of action and horror television programming and films across Asia. Tiger Gate operates KIX, a world-class action channel, and Thrill, a thriller/suspense/horror movie channel, tailor-made for audiences in Asia. Thrill showcases high-end local Asian thriller and horror films and hit television series and also leverages our vast stockpile of horror/thriller content, as well as other studio hits. KIX is a fast-paced, action-packed channel featuring a mix of blockbuster motion pictures, hit television series, cutting-edge reality series, action game shows, anime, extreme sports, mixed martial arts and fight events, and classic martial arts masterpieces, bringing together a broad spectrum of Asian content, as well as international content with an Asian influence. Tiger Gate also operates a production business, focused on content in genres that complement its channels business. Tiger Gate’s strategy looks beyond linear television with plans for additional content-based activities including live events and next generation media/distribution. Tiger Gate’s channels have launched in Indonesia, Hong Kong and Singapore, and are expected to launch in the Philippines and other key Asian territories in 2011.
TV Guide Network. In January 2009, we acquired TV Guide Network, and sold a 49% interest to OEP in May 2009. Committed to buzz-worthy, breakout programming and a rich, multi-platform viewing experience, TV Guide Network is seen in more than 80 million homes nationwide and online at TVGuide.com, a one-stop fan destination reaching more than 21 million unique users per month. TV Guide Network is home to series including Curb Your Enthusiasm, Weeds and Ugly Betty. The network also takes fans behind-the-scenes of Hollywood with original programming that delivers the latest news on entertainment and pop culture, as well as live coverage of the industry’s biggest events such as the red carpet at the Academy Awards® and Primetime Emmy® Awards.
EPIX. In April 2008, we formed a joint venture with Viacom, Paramount Pictures, and MGM and created EPIX, a next-generation multiplatform premium entertainment channel, VOD, and online service. Launching with Verizon FiOS in October 2009 and with other distribution partners in subsequent months, EPIX boasts access to more than 15,000 motion pictures spanning the vast libraries of the partner studios. EPIX delivers films from Paramount Pictures, Paramount Vantage, MTV Films and Nickelodeon Movies released theatrically on or after January 1, 2008 and MGM, United Artists and our titles released theatrically on or after January 1, 2009, which is available exclusively to its subscribers. In August 2010, EPIX announced an agreement through which Netflix members can instantly watch an array of new releases and library titles from EPIX streamed over the internet from Netflix beginning September 1, 2010. To date, EPIX has concluded carriage agreements with eight distributors, and is now available to consumers in over 30 million homes.

Break Media. In June 2007, we acquired an interest in Break Media, a leading creator, publisher, and distributor of digital entertainment content including video, editorial, and games. The company’s properties include one of the largest humor sites online, Break.com, as well as MadeMan, GameFront, HolyTaco, ScreenJunkies, CagePotato, AllLeftTurns, Chickipedia, and TuVez. Break Media’s creative lab is an in-house production studio creating original videos that range from award-winning branded entertainment to celebrity-driven web shorts to viral one-offs, and represents hundreds of publishers as one of the largest video advertising networks online. According to comScore Video Metrix, the network operated the third largest video ad network in March 2011.
FEARnet. In October 2006, we formed FEARnet, a branded multiplatform programming and content service provider of thriller-suspence and horror genre films and programming. FEARnet is a premier destination for horror, thriller and suspense, and is a cutting-edge, multi-platform movie network available on linear, on demand and online, 24 hours per day, seven days per week. FEARnet has generated over 550 million on-demand movies views since inception, is the number one free movie VOD network, and is consistently one of the top genre websites. FEARnet launched its traditional cable channel in high definition on October 31, 2010 and is currently available on-demand or linear on AT&T U-Verse, Bresnan, Comcast, Cox Communications, Guadalupe Valley Systems, Insight Communications, Verizon FiOS and Time Warner Cable. According to Rentrak Corporation, FEARnet is the number one free VOD movie service, has been a top 10 VOD network for 49 consecutive months and has been named among “The 15 Best Websites for Movie Fans.”
Intellectual Property
We are currently using a number of trademarks including “LIONS GATE HOME ENTERTAINMENT,” “ARTISAN HOME ENTERTAINMENT,” “FAMILY HOME ENTERTAINMENT,” “DIRTY DANCING,” “THE BLAIR WITCH PROJECT,” “RESERVOIR DOGS” and “MAD MEN” in connection with our domestic home video distribution, “LIONS GATE FILMS,” “LGF FILMS,” “ARTISAN ENTERTAINMENT,” “TRIMARK PICTURES,” “GHOST HOUSE PICTURES,” “GRINDSTONE ENTERTAINMENT GROUP” and “MANDATE PICTURES” in connection with films distributed domestically and licensed internationally and “LIONS GATE TELEVISION,” “TRIMARK TELEVISION” and “DEBMAR/MERCURY” in connection with licenses to free, pay and cable television.
The trademarks “LIONSGATE,” “LIONS GATE HOME ENTERTAINMENT,” “TV GUIDE,” “TV GUIDE NETWORK,” “LIONS GATE SIGNATURE SERIES,” “ARTISAN ENTERTAINMENT,” “FAMILY HOME ENTERTAINMENT,” “TRIMARK PICTURES,” “DIRTY DANCING,” “THE BLAIR WITCH PROJECT,” “RESERVOIR DOGS,” “SAW” and “MAD MEN” among others, are registered with the U.S. Patent and Trademark Office. We regard our trademarks as valuable assets and believe that our trademarks are an important factor in marketing our products.
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
Employees
As of May 20, 2011, we had 486 full-time employees in our worldwide operations. We also utilize many consultants in the ordinary course of our business and hire additional employees on a project-by-project basis in connection with the production of our motion pictures and television programming. We believe that our employee and labor relations are good.
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
Financial Information About Segments and Foreign and Domestic Operations
Financial and other information by reporting segment and geographic area as of March 31, 2011 and 2010 and for each of the three years in the period ended March 31, 2011 is set forth in Note 21 to our audited consolidated financial statements.
Available Information
Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of Exchange Act, are available, free of charge, on our website at www.lionsgate.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the “SEC”). The Company’s Disclosure Policy, Corporate Governance Guidelines, Standards for Director Independence, Code of Business Conduct and Ethics for Directors, Officers and Employees, Code of Ethics for Senior Financial Officers, Policy on Shareholder Communications, Related Person Transaction Policy, Charter of the Audit Committee, Charter of the Compensation Committee and Charter of the Nominating and Corporate Governance Committee and any amendments thereto are also available on the Company’s website, as well as in print to any stockholder who requests them. The information posted on our website is not incorporated into this Annual Report on Form 10-K.
We are filing as exhibits to this Annual Report on Form 10-K certifications required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. We have also filed with the New York Stock Exchange (the “NYSE”) the annual certification of our Chief Executive Officer for fiscal 2011, confirming that we were in compliance with NYSE corporate governance listing standards.

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
We have reported operating income for fiscal years 2007, 2010 and 2011 and operating losses for fiscal years 2008 and 2009. We have reported net income for fiscal year 2007 and net losses for the fiscal years 2008, 2009, 2010 and 2011. Our accumulated deficit was $514.2 million at March 31, 2011 and $560.4 million at December 31, 2010. We cannot assure you that we will operate profitably in future periods and, if we do not, we may not be able to meet our debt service requirements, working capital requirements, capital expenditure plans, production slate, acquisition and releasing plans or other cash needs. Our inability to meet those needs could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.
We face substantial capital requirements and financial risks.
Our business requires a substantial investment of capital. The production, acquisition and distribution of motion pictures and television programs require a significant amount of capital. A significant amount of time may elapse between our expenditure of funds and the receipt of commercial revenues from or government contributions to our motion pictures or television programs. This time lapse requires us to fund a significant portion of our capital requirements from our senior secured credit facility, our revolving film credit facility entered into on October 6, 2009, as amended effective December 31, 2009 and June 22, 2010 (the “Film Credit Facility”), and from other financing sources. Although we intend to continue to reduce the risks of our production exposure through financial contributions from broadcasters and distributors, tax credit programs, government and industry programs, other studios and other sources, we cannot assure you that we will continue to implement successfully these arrangements or that we will not be subject to substantial financial risks relating to the production, acquisition, completion and release of future motion pictures and television programs. In addition, if we increase (through internal growth or acquisition) our production slate or our production budgets, we may be required to increase overhead and/or make larger up-front payments to talent and, consequently, bear greater financial risks. Any of the foregoing could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.
The costs of producing and marketing feature films have steadily increased and may further increase in the future, which may make it more difficult for a film to generate a profit or compete against other films. The costs of producing and marketing feature films have generally increased from year to year. These costs may continue to increase in the future, which may make it more difficult for our films to generate a profit or compete against other films. Historically, production costs and marketing costs have risen at a higher rate than increases in either the number of domestic admissions to movie theaters or admission ticket prices. A continuation of this trend would leave us more dependent on other media, such as home video, television, international markets and new media for revenue, and the revenues from such sources may not be sufficient to offset an increase in the cost of motion picture production. If we cannot successfully exploit these other media, it could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.
Budget overruns may adversely affect our business. Our business model requires that we be efficient in the production of our motion pictures and television programs. Actual motion picture and television production costs often exceed their budgets, sometimes significantly. The production, completion and distribution of motion pictures and television productions are subject to a number of uncertainties, including delays and increased expenditures due to creative differences among key cast members and other key creative personnel or other disruptions or events beyond our control. Risks such as death or disability of star performers, technical complications with special effects or other aspects of production, shortages of necessary equipment, damage to film negatives, master tapes and recordings or adverse weather conditions may cause cost overruns and delay or frustrate completion of a production. If a motion picture or television production incurs substantial budget overruns, we may have to seek additional financing from outside sources to complete production. We cannot make assurances regarding the availability of such financing on terms acceptable to us, and the lack of such financing could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.
In addition, if a motion picture or television production incurs substantial budget overruns, we cannot assure you that we will recoup these costs, which could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects. Increased costs incurred with respect to a particular film may result in any such film not being ready for release at the intended time and the postponement to a potentially less favorable time, all of which could cause a decline in box office performance, and, thus, the overall financial success of such film. Budget overruns could also prevent a picture from being completed or released. Any of the foregoing could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.
We may not be able to generate sufficient cash to service all of our indebtedness, and we may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.
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
If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness. We cannot assure you that we would be able to take any of these actions, that these actions would be successful and permit us to meet our scheduled debt service obligations or that these actions would be permitted under the terms of our existing or future debt agreements, including the senior secured credit facility and the indenture governing our senior secured notes. In the absence of such cash flows or capital resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. Our senior secured credit facility and the indenture governing our senior secured notes restrict our ability to dispose of assets and use the proceeds from such dispositions. We may not be able to consummate those dispositions or to obtain the proceeds which we could realize from them and these proceeds may not be adequate to meet any debt service obligations then due.
If we cannot make scheduled payments on our debt, we will be in default and, as a result:
•	our debt holders could declare all outstanding principal and interest to be due and payable;

•	the lenders under our senior secured credit facility could terminate their commitments to lend us money;

•	the holders of our secured debt could foreclose against the assets securing their borrowings; and

•	we could be forced into bankruptcy or liquidation.
Our level of indebtedness could adversely affect our ability to raise additional capital to fund our operations, require us to dedicate substantial capital to servicing our debt obligations, expose us to interest rate risk, limit our ability to pursue strategic business opportunities, react to changes in the economy or our industry and prevent us from meeting our debt obligations.
Historically, we have been highly leveraged and may be highly leveraged in the future. As of March 31, 2011, our consolidated total indebtedness was $713.6 million (carrying value — $674.8 million). Our substantial degree of leverage could have important consequences, including the following:
•	it may limit our ability to obtain additional debt or equity financing for working capital, capital expenditures, motion picture and television development, production and distribution, debt service requirements, acquisitions or general corporate or other purposes, or limit our ability to obtain such financing on terms acceptable to us;

•	a substantial portion of our cash flows from operations will be dedicated to the payment of principal and interest on our indebtedness and will not be available for other purposes, including funding motion picture and television production, development and distribution and other operating expenses, capital expenditures and future business opportunities;

•	the debt service requirements of our indebtedness could make it more difficult for us to satisfy our financial obligations;

•	certain of our borrowings, including borrowings under our senior secured credit facility, are at variable rates of interest, exposing us to the risk of increased interest rates;

•	it may limit our ability to adjust to changing market conditions and place us at a competitive disadvantage compared to our competitors that have less debt;

•	it may limit our ability to pursue strategic acquisitions and other business opportunities that may be in our best interests; and

•	we may be vulnerable to a downturn in general economic conditions or in our business, or

•	we may be unable to carry out capital spending that is important to our growth.
Despite our current indebtedness levels we and our subsidiaries may incur additional debt in the future, which could further exacerbate the risks described above in the foregoing risk factors.
Despite our current indebtedness levels, we and our subsidiaries may be able to incur substantial additional indebtedness in the future. Although each of our senior secured credit facility and the indenture governing our senior secured notes contains covenants that, among other things, limit our ability to incur additional indebtedness, including guarantees, make restricted payments and investments, and grant liens on our assets, the covenants contained in such debt documents provide a number of important exceptions and thus do not prohibit us or our subsidiaries from doing so. Such exceptions will provide us substantial flexibility to incur indebtedness, grant liens and expend funds to operate our business. For example, under the terms of the indenture governing our senior secured notes (i) with few restrictions, we may incur indebtedness in connection with certain film and television financing arrangements, including without limitation, purchasing or acquiring rights in film or television productions or financing print and advertising expenses, and such indebtedness may be secured by liens senior to the liens in respect of our senior secured notes, and (ii) in limited circumstances, we may make investments in assets that are not included in the borrowing base supporting our senior secured notes, in each case, without having to meet the leverage ratio tests for debt incurrence or to fit such investments within the restricted payments “build-up basket” or within other categories of funds applicable to making investments and other restricted payments under the indenture governing our senior secured notes.
In addition, we may incur additional indebtedness through our $340.0 million senior secured credit facility. At March 31, 2011, we have borrowed approximately $69.8 million under our senior secured credit facility and have approximately $15.0 million in letters of credit outstanding. We could borrow some or all of the remaining permitted amount in the future. The amount we have available to borrow under this facility depends upon our borrowing base, which in turn depends on the value of our existing library of films and television programs, as well as accounts receivable and cash held in collateral accounts.
If new debt is added to our and our subsidiaries’ existing high debt levels, this has the potential to magnify the risks discussed above relating to our ability to service our indebtedness and the potential adverse impact our high level of indebtedness could have on us. See “—We may not be able to generate sufficient cash to service all of our indebtedness, and we may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful” and "—Our level of indebtedness could adversely affect our ability to raise additional capital to fund our operations, require us to dedicate substantial capital to servicing our debt obligations, expose us to interest rate risk, limit our ability to pursue strategic business opportunities, react to changes in the economy or our industry and prevent us from meeting our debt obligations.”
An increase in the ownership of our common shares by certain shareholders could trigger a change in control under the agreements governing our long-term indebtedness.

The agreements governing certain of our long-term indebtedness contain change in control provisions that are triggered when any of our shareholders, directly or indirectly, acquires ownership or control in excess of a certain percentage of our common shares. As of May 20 2011, three of our shareholders, Carl C. Icahn, Mark H. Rachesky, M.D. and Capital Research Global Investors and their respective affiliates, beneficially owned approximately 32.7%, 29.4% and 9.2%, respectively, of our outstanding common shares.
Under certain circumstances, including the acquisition of ownership or control by a person or group in excess of 50% of our common shares, the holders of our senior secured notes and our convertible senior subordinated notes may require us to repurchase all or a portion of such notes upon a change in control and the holders of our convertible senior subordinated notes may be entitled to receive a make whole premium based on the price of our common shares on the change in control date. We may not be able to repurchase these notes upon a change in control because we may not have sufficient funds. Further, we may be contractually restricted under the terms of our senior secured credit facility and the Film Credit Facility, from repurchasing all of the notes tendered by holders upon a change in control. Our failure to repurchase our senior secured notes upon a change in control would cause a default under the indentures governing the senior secured notes and the convertible senior subordinated notes and a cross-default under the senior secured credit facility and the Film Credit Facility.
Our senior secured credit facility and the Film Credit Facility also provide that a change in control, which includes a person or group acquiring ownership or control in excess of 50% of our outstanding common shares, will be an event of default that permits lenders to accelerate the maturity of borrowings thereunder and to enforce security interests in the collateral securing such debt, thereby limiting our ability to raise cash to purchase our outstanding senior secured note and convertible senior subordinated notes s. Any of our future debt agreements may contain similar provisions.
Restrictive covenants may adversely affect our operations.
Our senior secured credit facility and the indenture governing our senior secured notes contain various covenants that, subject to certain exceptions, limit our ability to, among other things:
•	incur or assume additional debt or provide guarantees in respect of obligations of other persons;

•	issue redeemable stock and preferred stock;

•	pay dividends or distributions or redeem or repurchase capital stock;

•	prepay, redeem or repurchase debt that is junior in right of payment to our senior secured notes;

•	make loans, investments and capital expenditures;

•	incur liens;

•	engage in sale/leaseback transactions;

•	restrict dividends, loans or asset transfers from our subsidiaries;

•	sell or otherwise dispose of assets, including capital stock of subsidiaries;

•	consolidate or merge with or into, or sell substantially all of our assets to, another person;

•	enter into transactions with affiliates; and

•	enter into new lines of business.
These covenants may prevent us from raising additional financing, competing effectively or taking advantage of new business opportunities. In addition, the restrictive covenants in our senior secured credit facility require us to maintain specified financial ratios and satisfy other financial condition tests and the indenture governing our senior secured notes, outside of specified exceptions, require us to satisfy certain financial tests in order to engage in activities such as incurring debt or making restricted payments. Our ability to comply with these covenants or meet those financial ratios and tests can be affected by events beyond our control (such as a change of control event), and we cannot assure you that we will meet them. See “—An increase in the ownership of our common shares by certain shareholders could trigger a change in control under the agreements governing our long-term indebtedness.”
Upon the occurrence of an event of default under our senior secured credit facility, the indenture governing our senior secured notes or the agreements governing our other financing arrangements, the holders of such debt could elect to declare all amounts outstanding to be immediately due and payable and the lenders under our senior secured credit facility could terminate all commitments to extend further credit. Further, the holders of our secured debt that is secured by a first-priority or other senior lien, could proceed against the collateral granted to them to secure that indebtedness, which collateral represents substantially all of our assets. If the holders of our debt accelerate the repayment of borrowings, we cannot assure you that we will have sufficient cash flow or assets to repay our debt, or borrow sufficient funds to refinance such indebtedness. Even if we are able to obtain new financing, it may not be on commercially reasonable terms, or terms that are acceptable to us.
Variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.
Certain of our borrowings, primarily borrowings under our senior secured credit facility, are, and are expected to continue to be, at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income would decrease. The applicable margin with respect to loans under the senior secured credit facility is a percentage per annum equal to 2.50% plus an adjusted rate based on LIBOR. The applicable margin with respect to loans under the Film Credit Facility is a percentage per annum equal to 3.25% over the “LIBO” rate (as defined in the Film Credit Facility). Assuming the senior secured credit facility and the Film Credit Facility are fully drawn, based on the applicable LIBOR in effect as of March 31, 2011, each quarter point change in interest rates would result in a $0.9 million change in annual interest expense on the senior secured credit facility and $0.3 million change in annual interest expense on the Film Credit Facility. In the future, we may enter into interest rate swaps, involving the exchange of floating for fixed rate interest payments, to reduce interest rate volatility.
Our revenues and results of operations may fluctuate significantly.
Revenues and results of operations are difficult to predict and depend on a variety of factors. Our revenues and results of operations depend significantly upon the commercial success of the motion pictures and television programming that we distribute, which cannot be predicted with certainty. Accordingly, our revenues and results of operations may fluctuate significantly from period to period, and the results of any one period may not be indicative of the results for any future periods. Furthermore, largely as a result of these predictive difficulties, among other things, we may not be able to achieve our projected earnings. We have, in the past, revised our projected earnings downward. Future revisions to projected earnings could cause investors to lose confidence in us, which in turn could materially and adversely affect our business, our financial condition and the market value of our securities.
In addition, our revenues and results of operations may be impacted by the success of critically acclaimed and award winning films, including Academy Award® winners and nominees. We cannot assure you that we will manage the production, acquisition and distribution of future motion pictures as successfully as we have done with these recent critically acclaimed, award winning and/or commercially popular films or that we will produce or acquire motion pictures that will receive similar critical acclaim or perform as well commercially. Any inability to achieve such commercial success could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.
We have few output agreements with cable and broadcast channels. In February 2009, we acquired certain assets related to the business of TV Guide Network. Also, certain broadcast channels, including TV Guide Network, exhibit our films, but they license such rights on a film-by-film, rather than an output basis. In April 2008, we formed EPIX, a premium television channel and VOD service, for our theatrical releases after January 1, 2009. EPIX, which launched in October 2009, provides us with an additional platform to distribute our library of motion picture titles and television episodes and programs. To date, EPIX has concluded carriage agreements with eight distributors, including with Verizon FiOS, Cox Communications, Charter Communications, Inc., Mediacom Communications, the National Cable, Telecommunications Cooperative, DISH Network L.L.C., and Suddenlink Communications, and, in August 2010, with Netflix. We cannot assure you that EPIX will enter into additional carriage agreements or that it will be successful altogether. We also cannot assure you that we will be able to secure other output agreements on acceptable terms, if at all. Without multiple output agreements that typically contain guaranteed minimum payments, our revenues may be subject to greater volatility, which could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.

We do not have long-term arrangements with many of our production partners. We typically do not enter into long-term distribution contracts with the creative producers of the films we produce, acquire or distribute. For example, we have a “first-look” arrangement with Tyler Perry that gives us a right to negotiate for the purchase of distribution rights to films if certain criteria are met. However, even if we negotiate for such purchase, this does not guarantee that we will obtain such distribution rights. Further, we have an agreement with the creators of the Saw franchise that gives us the right to compel production through Saw IX under certain contractual conditions and, thereafter, the right to “opt in” under certain economic terms for future Saw films if our partner elects to produce such pictures. Moreover, we generally have certain derivative rights that provide us with distribution rights to, for example, prequels, sequels and remakes of certain films we produce, acquire or distribute. However, there is no guarantee that we will produce, acquire or distribute future films by any creative producer, and a failure to do so could adversely affect our business, financial condition, operating results, liquidity and prospects.
We rely on a few major retailers and distributors for a material portion of our business and the loss of any of those retailers or distributors could reduce our revenues and operating results. Wal-Mart represented approximately 13% of our revenues in fiscal 2011. In addition, a small number of other retailers and distributors account for a significant percentage of our revenues. We do not have long-term agreements with retailers. We cannot assure you that we will continue to maintain favorable relationships with our retailers and distributors or that they will not be adversely affected by economic conditions. If any of these retailers or distributors reduces or cancels a significant order, it could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.
Our revenues and results of operations are vulnerable to currency fluctuations. We report our revenues and results of operations in U.S. dollars, but a significant portion of our revenues is earned outside of the U.S. Our principal currency exposure is between Canadian dollars, pounds sterling and U.S. dollars. We cannot accurately predict the impact of future exchange rate fluctuations on revenues and operating margins, and fluctuations could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects. From time to time, we may experience currency exposure on distribution and production revenues and expenses from foreign countries, which could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.
Accounting practices used in our industry may accentuate fluctuations in operating results. In addition to the cyclical nature of the entertainment industry, our accounting practices (which are standard for the industry) may accentuate fluctuations in our operating results. In accordance with U.S. generally accepted accounting principles (“GAAP”), we amortize film and television programming costs using the “individual-film-forecast” method. Under this accounting method, we amortize film and television programming costs for each film or television program based on the following ratio:
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
We are subject to risks associated with possible acquisitions, business combinations, or joint ventures. From time to time, we engage in discussions and activities with respect to possible acquisitions, sale of assets, business combinations, or joint ventures intended to complement or expand our business, some of which may be significant transactions for us. For instance, in July 2010, we formed Pantelion Films, in April 2010, we formed Tiger Gate, in February 2009, we acquired TV Guide Network and related assets, and in April 2008, we formed EPIX. We may not realize the anticipated benefit from any of the transactions we pursue. Regardless of whether we consummate any such transaction, the negotiation of a potential transaction (including associated litigation and proxy contests), as well as the integration of the acquired business, could require us to incur significant costs and cause diversion of management’s time and resources. Any such transaction could also result in impairment of goodwill and other intangibles, development write-offs and other related expenses. Any of the foregoing could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.
We may be unable to integrate any business that we acquire or have acquired or with which we combine or have combined. Integrating any business that we acquire or have acquired or with which we combine or have combined is distracting to our management and disruptive to our business and may result in significant costs to us. We could face challenges in consolidating functions and integrating procedures, information technology and accounting systems, personnel and operations in a timely and efficient manner. If any such integration is unsuccessful, or if the integration takes longer than anticipated, there could be a material adverse effect on our business, financial condition, operating results, liquidity and prospects. We may have difficulty managing the combined entity in the short term if we experience a significant loss of management personnel during the transition period after the significant acquisition.
Claims against us relating to any acquisition or business combination may necessitate our seeking claims against the seller for which the seller may not indemnify us or that may exceed the seller’s indemnification obligations. There may be liabilities assumed in any acquisition or business combination that we did not discover or that we underestimated in the course of performing our due diligence investigation. Although a seller generally will have indemnification obligations to us under an acquisition or merger agreement, these obligations usually will be subject to financial limitations, such as general deductibles and maximum recovery amounts, as well as time limitations. We cannot assure you that our right to indemnification from any seller will be enforceable, collectible or sufficient in amount, scope or duration to fully offset the amount of any undiscovered or underestimated liabilities that we may incur. Any such liabilities, individually or in the aggregate, could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.
We may not be able to obtain additional funding to meet our requirements. Our ability to grow through acquisitions, business combinations and joint ventures, to maintain and expand our development, production and distribution of motion pictures and television programs, and to fund our operating expenses depends upon our ability to obtain funds through equity financing, debt financing (including credit facilities) or the sale or syndication of some or all of our interests in certain projects or other assets or businesses. If we do not have access to such financing arrangements, and if other funds do not become available on terms acceptable to us, there could be a material adverse effect on our business, financial condition, operating results, liquidity and prospects.
Our dispositions may not aid our future growth. If we determine to sell individual properties, libraries or other assets or businesses, we will benefit from the net proceeds realized from such sales. However, our revenues may suffer in the long term due to the disposition of a revenue-generating asset, which may diminish our ability to service our indebtedness and repay our notes and our other indebtedness at maturity. In addition, the timing of such dispositions may be poor, causing us to fail to realize the full value of the disposed asset, which also may diminish our ability to service our indebtedness and repay our notes and our other indebtedness at maturity. Furthermore, our goal of building a diversified platform for future growth may be inhibited if the disposed asset contributed in a significant way to the diversification of our business platform.
A significant portion of our filmed and television content library revenues comes from a small number of titles.
We depend on a limited number of titles in any given fiscal quarter for the majority of the revenues generated by our filmed and television content library. In addition, many of the titles in our library are not presently distributed and generate substantially no revenue. If we cannot acquire new product and the rights to popular titles through production, distribution agreements, acquisitions, mergers, joint ventures or other strategic alliances, it could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.
We are limited in our ability to exploit a portion of our filmed and television content library.

Our rights to the titles in our filmed and television content library vary; in some cases, we have only the right to distribute titles in certain media and territories for a limited term. We cannot assure you that we will be able to renew expiring rights on acceptable terms and that any failure to renew titles generating a significant portion of our revenue would not have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.
Our success depends on external factors in the motion picture and television industry.
Our success depends on the commercial success of motion pictures and television programs, which is unpredictable. Operating in the motion picture and television industry involves a substantial degree of risk. Each motion picture and television program is an individual artistic work, and inherently unpredictable audience reactions primarily determine commercial success. Generally, the popularity of our motion pictures or programs depends on many factors, including the critical acclaim they receive, the format of their initial release, for example, theatrical or direct-to-video, the actors and other key talent, their genre and their specific subject matter. The commercial success of our motion pictures or television programs also depends upon the quality and acceptance of motion pictures or programs that our competitors release into the marketplace at or near the same time, critical reviews, the availability of alternative forms of entertainment and leisure activities, general economic conditions and other tangible and intangible factors, many of which we do not control and all of which may change. We cannot predict the future effects of these factors with certainty, any of which could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.
In addition, because a motion picture’s or television program’s performance in ancillary markets, such as home video and pay and free television, is often directly related to its box office performance or television ratings, poor box office results or poor television ratings may negatively affect future revenue streams. Our success will depend on the experience and judgment of our management to select and develop new investment and production opportunities. We cannot make assurances that our motion pictures and television programs will obtain favorable reviews or ratings, that our motion pictures will perform well at the box office or in ancillary markets or that broadcasters will license the rights to broadcast any of our television programs in development or renew licenses to broadcast programs in our library. The failure to achieve any of the foregoing could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.
Global economic turmoil and regional economic conditions in the U.S. could adversely affect our business. The global economic turmoil of recent years has caused a general tightening in the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy, an unprecedented level of intervention from the U.S. federal government and other foreign governments, decreased consumer confidence, overall slower economic activity and extreme volatility in credit, equity and fixed income markets. While the ultimate outcome of these events cannot be predicted, a decrease in economic activity in the U.S. or in other regions of the world in which we do business could adversely affect demand for our films, thus reducing our revenue and earnings. A decline in economic conditions could reduce performance of our theatrical, television and home entertainment releases. In addition, an increase in price levels generally, could result in a shift in consumer demand away from the entertainment we offer, which could also adversely affect our revenues and, at the same time, increase our costs. Moreover, financial institution failures may cause us to incur increased expenses or make it more difficult either to utilize our existing debt capacity or otherwise obtain financing for our operations, investing activities (including the financing of any future acquisitions), or financing activities. We cannot predict the timing or the duration of this or any other downturn in the economy and we are not immune to the effects of general worldwide economic conditions.
Licensed distributors’ failure to promote our programs may adversely affect our business. Licensed distributors’ decisions regarding the timing of release and promotional support of our motion pictures, television programs and related products are important in determining the success of these pictures, programs and products. We do not control the timing and manner in which our licensed distributors distribute our motion pictures or television programs. Any decision by those distributors not to distribute or promote one of our motion pictures, television programs or related products or to promote our competitors’ motion pictures, television programs or related products to a greater extent than they promote ours could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.

We could be adversely affected by strikes or other union job actions. We are directly or indirectly dependent upon highly specialized union members who are essential to the production of motion pictures and television programs. A strike by, or a lockout of, one or more of the unions that provide personnel essential to the production of motion pictures or television programs could delay or halt our ongoing production activities. Such a halt or delay, depending on the length of time, could cause a delay or interruption in our release of new motion pictures and television programs, which could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.
We face substantial competition in all aspects of our business.
We are smaller and less diversified than many of our competitors. As an independent distributor and producer, we constantly compete with major U.S. and international studios. Most of the major U.S. studios are part of large diversified corporate groups with a variety of other operations, including television networks and cable channels that can provide both the means of distributing their products and stable sources of earnings that may allow them better to offset fluctuations in the financial performance of their motion picture and television operations. In addition, the major studios have more resources with which to compete for ideas, storylines and scripts created by third parties as well as for actors, directors and other personnel required for production. The resources of the major studios may also give them an advantage in acquiring other businesses or assets, including film libraries, that we might also be interested in acquiring. Additionally, TV Guide Network faces competition from other entertainment sources. TV Guide Network competes with general entertainment channels for television viewership and carriage on cable and satellite systems. TV Guide Online competes for visitors with general entertainment websites and online search providers, including sites that provide television listings, television-specific information and/or that enable users to locate and view video on the internet. Moreover, each of TV Guide Network and TV Guide Online competes for marketers’ advertising spending with other media outlets. Our inability to compete successfully could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.
The motion picture industry is highly competitive and at times may create an oversupply of motion pictures in the market. The number of motion pictures released by our competitors, particularly the major studios, may create an oversupply of product in the market, reduce our share of box office receipts and make it more difficult for our films to succeed commercially. Oversupply may become most pronounced during peak release times, such as school holidays and national holidays, when theater attendance is expected to be highest. For this reason, and because of our more limited production and advertising budgets, we typically do not release our films during peak release times, which may also reduce our potential revenues for a particular release. Moreover, we cannot guarantee that we can release all of our films when they are otherwise scheduled. In addition to production or other delays that might cause us to alter our release schedule, a change in the schedule of a major studio may force us to alter the release date of a film because we cannot always compete with a major studio’s larger promotion campaign. Any such change could adversely impact a film’s financial performance. In addition, if we cannot change our schedule after such a change by a major studio because we are too close to the release date, the major studio’s release and its typically larger promotion budget may adversely impact the financial performance of our film. The foregoing could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.
The limited supply of motion picture screens compounds this product oversupply problem. Currently, a substantial majority of the motion picture screens in the U.S. typically are committed at any one time to approximately 10 to 15 films distributed nationally by major studio distributors. In addition, as a result of changes in the theatrical exhibition industry, including reorganizations and consolidations and the fact that major studio releases occupy more screens, the number of screens available to us when we want to release a picture may decrease. If the number of motion picture screens decreases, box office receipts, and the correlating future revenue streams, such as from home video and pay and free television, of our motion pictures may also decrease, which could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.
We must successfully respond to rapid technological changes and alternative forms of delivery or storage to remain competitive.
The entertainment industry in general and the motion picture and television industries in particular continue to undergo significant technological developments. Advances in technologies or new methods of product delivery or storage or certain changes in consumer behavior driven by these or other technologies and methods of delivery and storage could have a negative effect on our business. For example, the industry has been experiencing a decline in DVD sales both domestically and internationally as a result of several factors, including advances in technologies and new methods of product delivery and storage. Examples of such advances in technologies include VOD, new video formats, including release of titles in high-definition Blu-ray format, and downloading and streaming from the internet. An increase in VOD could decrease home video rentals and DVD sales. In addition, technologies that enable users to fast-forward or skip advertisements, such as digital video recorders, may cause changes in consumer behavior that could affect the attractiveness of our products to advertisers, and could therefore adversely affect our revenues. Similarly, further increases in the use of portable digital devices that allow users to view content of their own choosing while avoiding traditional commercial advertisements could adversely affect our revenues. Other larger entertainment distribution companies will have larger budgets to exploit these growing trends. We cannot predict how we will financially participate in the exploitation of our motion pictures and television programs through these emerging technologies, or whether we have the right to do so for certain of our library titles or whether the revenues we generate through these emerging technologies will offset any future decline in DVD sales. If we cannot successfully exploit these and other emerging technologies, it could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.
If TV Guide Network experiences a decline in the distribution of its network or its viewership ratings or its affiliation agreements are terminated or not renewed, its operating results may be materially adversely affected.
Revenues at TV Guide Network consist of affiliate fees and advertising revenues; however since the majority of TV Guide Network’s affiliates are contracted under long-term agreements with only cost-of-living increases available under certain contracts, we do not expect significant growth in affiliate revenues in the future. Accordingly, the results at TV Guide Network are highly dependent upon advertising revenue. Advertising sales are primarily dependent on the extent of distribution of the network, viewership ratings, and the strength of the market for advertising. TV Guide Network’s viewers primarily come from analog cable homes where scroll data is still used for guidance. As multi system operators reclaim analog bandwidth to launch more digital services and government regulations change resulting in less bandwidth for programming services such as TV Guide Network, there may be a decline in the distribution of the analog TV Guide Network and its viewership ratings, which could adversely affect advertising sales. Affiliate fees are dependent on TV Guide Network’s affiliation agreements with cable and satellite operators which in turn distribute it to consumers. These agreements generally provide for the level of carriage that TV Guide Network will receive and for payment of a license fee to TV Guide Network based on the numbers of subscribers that receive the network. If TV Guide Network is unable to renew these affiliation agreements or renew them on terms that are as favorable as those in effect, or if consolidation of the cable and satellite broadcasting industry results in the termination of some of these affiliation agreements, TV Guide Network may experience a decline in affiliate fees. If TV Guide Network experiences a decline in advertising sales or affiliate fees, this may have a material adverse effect on its operating results and our share of TV Guide Network’s operating results.
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
We distribute motion picture and television productions outside the U.S., in the U.K. and Ireland through Lionsgate UK, and through third party licensees elsewhere, and derive revenues from these sources. As a result, our business is subject to certain risks inherent in international business, many of which are beyond our control. These risks include:
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
Events or developments related to these and other risks associated with international trade could adversely affect our revenues from non-U.S. sources, which could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.
Protecting and defending against intellectual property claims may have a material adverse effect on our business.
Our ability to compete depends, in part, upon successful protection of our intellectual property. We do not have the financial resources to protect our rights to the same extent as major studios. We attempt to protect proprietary and intellectual property rights to our productions through available copyright and trademark laws and licensing and distribution arrangements with reputable international companies in specific territories and media for limited durations. Despite these precautions, existing copyright and trademark laws afford only limited practical protection in certain countries. We also distribute our products in other countries in which there is no copyright or trademark protection. As a result, it may be possible for unauthorized third parties to copy and distribute our productions or certain portions or applications of our intended productions, which could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.
Litigation may also be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, or to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. Any such litigation could result in substantial costs and the diversion of resources and could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects. We cannot assure you that infringement or invalidity claims will not materially adversely affect our business, financial condition, operating results, liquidity and prospects. Regardless of the validity or the success of the assertion of these claims, we could incur significant costs and diversion of resources in enforcing our intellectual property rights or in defending against such claims, which could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.
Others may assert intellectual property infringement claims against us.
One of the risks of the film production business is the possibility that others may claim that our productions and production techniques misappropriate or infringe the intellectual property rights of third parties with respect to their previously developed films, stories, characters, other entertainment or intellectual property. We are likely to receive in the future claims of infringement or misappropriation of other parties’ proprietary rights. Any such assertions or claims may materially adversely affect our business, financial condition, operating results, liquidity and prospects. Irrespective of the validity or the successful assertion of such claims, we could incur significant costs and diversion of resources in defending against them, which could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects. If any claims or actions are asserted against us, we may seek to settle such claim by obtaining a license from the plaintiff covering the disputed intellectual property rights. We cannot provide any assurances, however, that under such circumstances a license, or any other form of settlement, would be available on reasonable terms or at all.
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
These types of claims have been brought, sometimes successfully, against producers and distributors of media content. Any imposition of liability that is not covered by insurance or is in excess of insurance coverage could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.
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
The Investment Canada Act (the “ICA”) is administered by the Minister of Industry of Canada and, in the case of investments in a Canadian business that is a “cultural business”, by the Minister of Canadian Heritage (both referred to herein as the “Minister”). A “cultural business” is a business activity relating to Canada’s cultural heritage or national identity and includes a business engaged in the production, distribution, sale or exhibition of film or video products.
The ICA contains rules, the application of which determines whether an entity (as the term is defined in the ICA) is Canadian-controlled and whether it carries on a Canadian business, including a Canadian business that is a cultural business. An entity that we consolidate operates a Canadian business that is a cultural business for the purposes of the ICA. Under the ICA, the Minister has discretion to determine, after considering any information or evidence submitted by the entity or otherwise made available to the Minister or to the Director of Investments appointed under the ICA (the “Director of Investments”), that an investment by a non-Canadian in a Canadian business that is a cultural business may constitute an acquisition of control by that non-Canadian, notwithstanding the provisions in the ICA that state that certain investments do not or may not constitute an acquisition of control that would require notification or review under the ICA.
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
Our success depends to a significant extent on the performance of a number of senior management personnel and other key employees, including production and creative personnel. We do not currently have significant “key person” life insurance policies for any of our employees. We have entered into employment agreements with our top executive officers and production executives. However, although it is standard in the motion picture industry to rely on employment agreements as a method of retaining the services of key employees, these agreements cannot assure us of the continued services of such employees. In addition, competition for the limited number of business, production and creative personnel necessary to create and distribute our entertainment content is intense and may grow in the future. Our inability to retain or successfully replace where necessary members of our senior management and other key employees could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.
To be successful, we need to attract and retain qualified personnel.
Our success continues to depend to a significant extent on our ability to identify, attract, hire, train and retain qualified professional, creative, technical and managerial personnel. Competition for the caliber of talent required to produce our motion pictures and television programs continues to increase. We cannot assure you that we will be successful in identifying, attracting, hiring, training and retaining such personnel in the future. If we were unable to hire, assimilate and retain qualified personnel in the future, such inability would have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.
While we believe we currently have adequate internal control over financial reporting, we are required to assess our internal control over financial reporting on an annual basis and any future adverse results from such assessment could result in a loss of investor confidence in our financial reports and have an adverse effect on our securities.

Section 404 of the Sarbanes-Oxley Act of 2002 and the accompanying rules and regulations promulgated by the SEC to implement it require us to include in our Annual Report on Form 10-K an annual report by our management regarding the effectiveness of our internal control over financial reporting. The report includes, among other things, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. During this process, if our management identifies one or more material weaknesses in our internal control over financial reporting that cannot be remediated in a timely manner, we will be unable to assert such internal control is effective. While we currently believe our internal control over financial reporting is effective, the effectiveness of our internal controls in future periods is subject to the risk that our controls may become inadequate because of changes in conditions, and, as a result, the degree of compliance of our internal control over financial reporting with the applicable policies or procedures may deteriorate. If we are unable to conclude that our internal control over financial reporting is effective (or if our independent auditors disagree with our conclusion), we could lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our securities.
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
We incur costs and demands upon management as a result of complying with the laws and regulations affecting public companies, which could affect our operating results.
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
As of May 20, 2011, three of our shareholders beneficially owned an aggregate of 97,562,201 of our common shares, or approximately 71.3% of the outstanding shares. In addition, one of these shareholders, Mark H. Rachesky, M.D., the beneficial owner of approximately 29.4% of our outstanding common shares, currently serves on our Board of Directors. Accordingly, these three shareholders, collectively, have the power to exercise substantial influence over us and on matters requiring approval by our shareholders, including the election of directors, the approval of mergers and other significant corporate transactions. This concentration of ownership may make it more difficult for other shareholders to effect substantial changes in our company and may also have the effect of delaying, preventing or expediting, as the case may be, a change in control of our company.

Sales of a substantial number of shares of our common shares, or the perception that such sales might occur, could have an adverse effect on the price of our common shares, and therefore our ability to raise additional capital to fund our operations.
As of May 20, 2011, over 70% of our common shares were held beneficially by certain individuals and institutional investors who each had ownership of greater than 5% of our common shares. Sales by such individuals and institutional investors of a substantial number of shares of our common shares into the public market, or the perception that such sales might occur, could have an adverse effect on the price of our common shares, which could materially impair our ability to raise capital through the sale of common shares or debt that is convertible into our common shares.
We have been named in, or brought, three lawsuits related to the 2010 refinancing exchange, and we may be named in or bring, additional lawsuits in the future. This litigation could become time consuming and expensive and could harm our business.
We and members of our Board of Directors were named in two lawsuits brought by Icahn Partners LP, a limited partnership governed by the laws of Delaware and certain entities affiliated with Icahn Partners LP (“Icahn Partners”), one in the Supreme Court of British Columbia (“BC Court”) and one in the New York Supreme Court. In the action brought in the BC Court, Icahn Partners alleged, among other things, that a July 20, 2010 refinancing exchange (as discussed under “Item 7. Management’s discussion and analysis of financial conditions and results of operations—Liquidity and Capital Resources — July 20, 2010 Refinancing Exchange Agreement”), was oppressive to Icahn Partners under British Columbia law. In the action brought in the New York Supreme Court, Icahn Partners alleged, among other things, that the 2010 refinancing exchange and the subsequent issuance of our common shares to Dr. Rachesky’s fund through the conversion of the notes exchanged pursuant to the 2010 refinancing exchange constituted a breach of contract, tortious interference with a contract and tortious interference with prospective business relations. Both lawsuits sought damages and equitable relief, including an order to rescind the 2010 refinancing exchange and the subsequent issuance of our common shares to Dr. Rachesky’s fund through the conversion of the notes exchanged pursuant to the 2010 refinancing exchange. In addition, we filed an action in the U.S. District Court for the Southern District of New York against Carl Icahn, Brett Icahn and various investment vehicles controlled by Carl Icahn alleging violations of the Exchange Act, and certain rules promulgated thereunder, and tortious interference with prospective business relations and seeking damages and injunctive relief. These actions are discussed separately and in more detail in “Item 3. Legal Proceedings.” We have obligations under certain circumstances to indemnify each of the defendant directors against liabilities or obligations of the defendant directors and expenses in relation to claims, actions, proceedings, investigations, or orders by reason of the defendant directors being or having been our directors or any action or omission of the defendant directors acting as our directors. We cannot predict the outcome of these lawsuits, nor can we predict the amount of time and expense that will be required to resolve these lawsuits. If these lawsuits or any future lawsuits become time consuming and expensive, or if there are unfavorable outcomes in any of these cases, our business could be harmed.
An unsolicited offer for our shares could have a material and adverse effect on our business.
In March 2010 and July 2010, Icahn Partners launched unsolicited tender offers, pursuant to which Icahn Partners offered to acquire all of our outstanding shares of common stock, subject to certain conditions. An unsolicited offer for shares of our common shares is, among other things, a distraction for our management and employees, requires the expenditure of significant time and resources by us, could cause our stock price to fluctuate significantly and impair our access to the equity markets and, if it results in the acquisition of ownership or control by a person or group in excess of 50% of our common shares and thus triggers a change in control, could result in a significant change in our business. In addition, if the unsolicited offer results in such a change in control under our senior secured credit facility, the Film Credit Facility, the indentures governing our convertible senior subordinated notes, the indenture governing our senior secured notes and the agreements governing our other indebtedness, we may be required to repurchase our senior secured notes and the outstanding convertible senior subordinated notes, and the maturity of our senior secured credit facility, the Film Credit Facility and our other outstanding indebtedness may be accelerated. We may not have the funds necessary to repurchase or repay such indebtedness and in fact we may be contractually prohibited under the terms of our senior secured credit facility and Film Credit Facility from repurchasing our senior secured notes and the convertible senior subordinated notes. Any unsolicited offer, whether from the Icahn Partners or another party, could subject us to any of the aforementioned concerns, which could harm our business and have a material and adverse effect on our business and our results of operations. Any unsolicited offer also could cause Lions Gate’s stock price to fluctuate significantly and impair our access to the equity markets.
ITEM 1B. UNRESOLVED STAFF COMMENTS.
Not applicable.
ITEM 2. PROPERTIES.
Our corporate head office is located at 1055 West Hastings Street, Suite 2200, Vancouver, British Columbia V6E 2E9. Our principal executive offices are located at 1055 West Hastings Street, Suite 2200 and 2700 Colorado Avenue, Suite 200, Santa Monica, California, 90404. At the Santa Monica address, we occupy approximately 125,000 square feet, including an approximately 4,000 square foot screening room. Our lease expires in August 2015. We also lease a 6,697 square foot space in New York, New York (which leases expire in July 2014) and a 4,389 square foot space in Santa Monica, California (which lease expires in March 2011).
We believe that our current facilities are adequate to conduct our business operations for the foreseeable future. We believe that we will be able to renew these leases on similar terms upon expiration. If we cannot renew, we believe that we could find other suitable premises without any material adverse impact on our operations.
ITEM 3. LEGAL PROCEEDINGS.
On July 23, 2010, Icahn Partners filed a petition in the BC Court against us, Dr. Rachesky, MHR Fund Management LLC and MHR Institutional Partners III LP (the “MHR Fund”) and Kornitzer Capital Management, Inc. (the “BC Action”). Icahn Partners filed an amended petition on July 26, 2010. Dr. Rachesky is the managing member of MHR Institutional Partners III LP’s general partner. Among other things, Icahn Partners claimed that a July 20, 2010 refinancing exchange (as discussed under “Item 7. Management’s discussion and analysis of financial conditions and results of operations—Liquidity and Capital Resources — July 20, 2010 Refinancing Exchange Agreement”) between us and Kornitzer Capital Management, Inc. to exchange certain convertible senior subordinated notes of LGEI (the “Exchange”), as well as the Note Sale (as defined below) and Conversion (as defined below), were “oppressive” to Icahn Partners under British Columbia law. Icahn Partners sought orders that would, among other things, (1) declare that the Company is oppressing its shareholders, (2) prohibit MHR Institutional Partners III LP from transferring or voting its new shares, (3) prohibit us from issuing any securities, (4) unwind the July 20 transactions between the MHR Fund, us, and Kornitzer Capital Management, Inc. (which includes the Exchange, the Note Sale and the Conversion) and (5) compensate the petitioners. The BC Court heard argument during the week of October 11, 2010. On November 1, 2010, the BC Court issued a final order and decision dismissing Icahn Partners’ claims in their entirety and awarding costs to us. On November 2, 2010, Icahn Partners announced its intent to appeal the decision. On November 5, 2010, a single Justice of the British Columbia Court of Appeal denied Icahn Partners’ application for an expedited appeal or, in the alternative, an order prohibiting us from scheduling our 2010 annual general meeting of shareholders before January 21, 2011. Icahn Partners’ application to vary this order was denied by a panel of the British Columbia Court of Appeal on December 7, 2010. The British Columbia Court of Appeal heard oral argument on the Icahn Partners’ appeal from the final order and decision of the BC Court on March 24, 2011. The appeal was dismissed on May 10, 2011. For purposes herein, the “Note Sale” means the July 20, 2010 entry into a Purchase Agreement and subsequent sale of certain convertible notes received by Kornitzer Capital Management, Inc. in the Exchange to MHR Institutional Partners III LP. Additionally, the “Conversion” means, after the consummation of the Note Sale, the July 20, 2010 exercise by MHR Institutional Partners III LP of conversion rights under certain convertible notes whereby those notes were converted in full into 16,236,305 of our common shares.
Icahn Partners also sought an order from the British Columbia Securities Commission (the “BCSC”) on July 22, 2010 requiring, among other things, that Dr. Rachesky, the MHR Fund, and their respective affiliates cease trading in any of our securities until further order of the BCSC and that we and each of our directors cease trading in any of our securities until further order of the BCSC. Icahn Partners alleged that the Exchange was, among other things, an unlawful defensive tactic, and that the disclosures concerning the transactions violated applicable securities laws. A hearing on the request for a temporary cease trade order was held on July 28, 2010, and the BCSC determined to dismiss Icahn Partners’ application for a temporary cease trade order against us and the MHR Fund.

On July 26, 2010, Icahn Partners filed suit in New York Supreme Court against us, our Board of Directors, LGEI, Dr. Rachesky, the MHR Fund, MHR Institutional Advisors II LLC, MHR Institutional Advisors III LLC, and Kornitzer Capital Management, Inc. and its principal John C. Kornitzer (the “New York Action”). Icahn Partners claimed, among other things, that the Exchange and subsequent issuance of our common shares to Dr. Rachesky’s fund through the Conversion constituted (1) a breach of a certain July 9, 2010 letter agreement between us and Icahn Partners; (2) tortious interference with the same July 9 letter agreement; and (3) tortious interference with prospective business relationships. The complaint sought, among other things, a preliminary and permanent injunction rescinding the Exchange and share issuance; a preliminary injunction prohibiting all defendants from voting their shares in any election of directors or any other shareholder vote; and an award of compensatory and punitive damages. On August 26, 2010, the defendants moved to dismiss or stay the New York Action. On November 15, 2010, Icahn Partners filed a motion for a preliminary injunction. Icahn Partners’ motion for a preliminary injunction was denied on December 9, 2010. On March 30, 2011, defendants’ motion to dismiss the complaint was granted in its entirety and the complaint was dismissed. Icahn Partners filed a notice of appeal on April 4, 2011.
On October 28, 2010, we filed an action in the United States District Court for the Southern District of New York against Carl Icahn, Brett Icahn, and various investment vehicles controlled by Carl Icahn. The complaint, filed as Exhibit (a)(8) to our Amendment No. 7 to the Schedule 14D-9, filed with the SEC on October 29, 2010, alleges violations of Sections 13(d), 14(a), 14(d), and 14(e) of the Exchange Act, and certain rules promulgated thereunder, and tortious interference with prospective business relations under state law. The complaint seeks damages and injunctive relief, including an order requiring the defendants to make corrective disclosures before our 2010 annual general meeting of shareholders. On November 22, 2010, Icahn Partners moved to dismiss the complaint. We amended our complaint on December 3, 2010. Icahn Partners moved to dismiss the amended complaint on December 17, 2010. Following oral argument on March 18, 2011, the Court granted in part and denied in part Icahn Partners’ motion to dismiss. The Court granted Icahn Partners’ motion to dismiss with respect to our claims alleging that Icahn Partners violated Sections 13(d), 14(a), 14(d) (except for Section 14(d)(7) as discussed below) and 14(e) of the Exchange Act, and certain rules promulgated thereunder, and tortuous interference with prospective business relations under state law. The Court denied Icahn Partners’ motion to dismiss with respect to our claim alleging that Icahn Partners violated Section 14(d)(7) of the Exchange Act, and Rule 14d-10(a)(2) promulgated thereunder, by offering special consideration to a particular shareholder in the course of its tender offer when it was required to offer all shareholders the highest consideration paid to any single shareholder, and the suit is ongoing with respect to that remaining claim. Icahn Partners has since moved for reconsideration of the Court’s ruling on the motion to dismiss.
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
     On May 20, 2011, the closing sales price of our common shares on the NYSE was $5.97.
     The following table sets forth the range of high and low closing sale prices for our common shares, as reported by the NYSE in U.S. dollars, for our two most recent fiscal years:

	High	Low
Year ended March 31, 2012
First Quarter (through May 20, 2011)	$6.72	$5.95

Year ended March 31, 2011
Fourth Quarter	$6.79	$5.76
Third Quarter	7.65	6.47
Second Quarter	7.38	6.03
First Quarter	7.27	6.14

Year ended March 31, 2010
Fourth Quarter	$6.30	$4.85
Third Quarter	6.07	4.89
Second Quarter	6.66	5.40
First Quarter	6.26	4.55
Holders
     As of May 20, 2011, there were 899 registered holders of our common shares.
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
     The following table sets forth, for each of our equity compensation plans, the number of common shares subject to outstanding options and rights, the weighted-average exercise price of outstanding options, and the number of shares remaining available for future award grants as of March 31, 2011.

			Number of Common Shares
			Remaining Available for
	Number of Common		Future Issuance Under Equity
	Shares to be Issued	Weighted-Average	Compensation Plans
	Upon Exercise of	Exercise Price of	(Excluding Shares
	Outstanding Options,	Outstanding Options,	Reflected in
Plan Category	Warrants and Rights	Warrants and Rights	the First Column)
Equity compensation plans approved by shareholders	5,304,090 (1)	$9.87 (2)	3,682,606 (3)
Equity compensation plans not approved by shareholders	600,000 (4)	$9.22 (4)	—

Total	5,904,090	$9.75	3,682,606

(1)	Of these shares, 2,710,000 were subject to options then outstanding under the 2004 Plan. In addition, this number includes 2,594,090 shares that were subject to outstanding stock unit awards granted under the 2004 Plan. Of these stock unit awards, 793,032 represent units subject to satisfaction of certain performance targets.

(2)	This number does not reflect the 2,594,090 shares that were subject to outstanding stock unit awards granted under the 2004 Plan.

(3)	All of these shares were available for award grant purposes under the 2004 Plan. The shares available under the 2004 Plan are, subject to certain other limits under that plan, generally available for any type of award authorized under the 2004 Plan including options, stock appreciation rights, restricted stock, restricted share units, stock bonuses and performance shares. No new awards may be granted under the Equity Incentive Plan.

(4)	On September 10, 2007, pursuant to the acquisition of Mandate Pictures, Joseph Drake entered into an employment agreement with Lions Gate Films, Inc. (“LGF”), our wholly-owned subsidiary, to serve as its Co-Chief Operating Officer and President of the Motion Picture Group, and Nathan Kahane entered into an employment agreement with LGF to serve as the President of Mandate Pictures. Pursuant to the terms of his employment agreement, Mr. Drake was granted 525,000 restricted share units (payable upon vesting in an equal number of shares of our common stock) all of which have vested, and options to purchase 500,000 shares of our common stock, all of which have vested. Pursuant to the terms of his employment agreement, Mr. Kahane was granted 25,000 restricted share units (payable upon vesting in an equal number of shares of our common stock) and options to purchase 100,000 shares of our common stock, all of which have vested. The per share exercise price of each option is the closing price of our common stock on September 10, 2007, the date of grant of the options.
Taxation
     The following is a general summary of certain Canadian income tax consequences to U.S. Holders (who, at all relevant times, deal at arm’s length and are not affiliated with the Company) of the purchase, ownership and disposition of common shares. For the purposes of this Canadian income tax discussion, a “U.S. Holder” means a holder of common shares who (1) for the purposes of the Income Tax Act (Canada) is not, has not, and will not be, or deemed to be, resident in Canada at any time while he, she or it holds common shares, (2) at all relevant times is a resident of the United States under the Canada-United States Income Tax Convention (1980) (the “Convention”) and is eligible for benefits under the Convention, and (3) does not and will not use or be deemed to use the common shares in carrying on a business or part of a business in Canada. This summary does not apply to U.S. Holders who are insurers or “authorized foreign banks” within the meaning of the Income Tax Act (Canada). Such U.S. Holders should seek tax advice from their advisors.
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
     The following summary applies only to U.S. Holders who hold their common shares as capital property. In general, common shares will be considered capital property of a holder where the holder is neither a trader nor dealer in securities, does not hold the common shares in the course of carrying on a business and is not engaged in an adventure in the nature of trade in respect thereof. : (a) holders who are “financial institutions” within the meaning of the mark-to-market rules contained in the Income Tax Act (Canada) ; (b) a holder, an interest in which would be a “tax shelter investment” as defined in the Income Tax Act (Canada); (c) a holder that is a “specified financial institution” as defined in the Income Tax Act (Canada); or (d) a holder that is a corporation which has elected to use functional currency tax reporting as set out in the Income Tax Act (Canada). Such U.S. Holders should consult their own tax advisors.
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
Issuer Purchases of Equity Securities
     On May 31, 2007, our Board of Directors authorized the repurchase of up to $50 million of our common shares. Thereafter, on each of May 29, 2008 and November 6, 2008, as part of its regularly scheduled meetings, our Board of Directors authorized the repurchase up to an additional $50 million of our common shares, subject to market conditions. The additional resolutions increased the total authorization to $150 million. The common shares may be purchased, from time to time, at the Company’s discretion, including the quantity, timing and price thereof. Such purchases will be structured as permitted by securities laws and other legal requirements. During the period from the authorization date through March 31, 2011, 6,787,310 shares have been repurchased at a cost of approximately $65.2 million (including commission costs). The share repurchase program has no expiration date.
     There were no purchases of shares of our common stock by us during the three months ended March 31, 2011.

ISSUER PURCHASES OF EQUITY SECURITIES

(d) Approximate
			(c) Total Number of	Dollar Value of
			Shares Purchased	Shares that May
			as	Yet
	(a) Total		Part of Publicly	Be Purchased
	Number of	(b) Average	Announced Plans	Under
	Shares	Price	or	the Plans or
Period	Purchased	Paid per Share	Programs	Programs
January 1, 2011 — January 31, 2011	—	—	—	—
February 1, 2011 — February 29, 2011	—	—	—	—
March 1, 2011 — March 31, 2011	—	—	—	—
Total	—	—	—	$85,080,000
Stock Performance Graph
     The following graph compares our cumulative total shareholder return with those of the NYSE Composite Index and the S&P Movies & Entertainment Index for the period commencing March 31, 2006 and ending March 31, 2011. All values assume that $100 was invested on March 31, 2006 in our common shares and each applicable index and all dividends were reinvested.
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

*	$100 invested on March 31, 2006 in stock or index, including reinvestment of dividends. Fiscal year ending March 31.

	3/06	3/07	3/08	3/09	3/10	3/11
Lions Gate Entertainment Corporation	100.00	112.51	96.06	49.75	61.48	61.58
NYSE Composite	100.00	114.95	111.67	65.07	99.79	115.19
S&P Movies & Entertainment	100.00	122.79	102.96	53.79	105.17	130.98
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
ITEM 6. SELECTED FINANCIAL DATA.
     The consolidated financial statements for all periods presented in this Form 10-K are prepared in conformity with U.S. GAAP.
The Selected Consolidated Financial Data below includes the results of Lionsgate UK, Debmar-Mercury and Mandate Pictures from their acquisition dates of October 17, 2005, July 3, 2006 and September 10, 2007, respectively, onwards. The Selected Consolidated Financial Data below also includes the results of Maple Pictures from the date of consolidation of July 18, 2007, onwards. In addition, the selected consolidated historical financial data below includes the results of TV Guide Network from the acquisition date of February 28, 2009 until its deconsolidation on May 28, 2009, as explained below. The selected consolidated historical financial data below has been adjusted for the adoption of a new accounting standard pertaining to consolidation accounting for variable interest entities. This new accounting standard applied to our investment in TV Guide Network. Upon adoption, we applied the provisions of the new accounting standard retrospectively and accordingly, we deconsolidated TV Guide Network on May 28, 2009, the date on which we sold a 49% interest in TV Guide Network to OEP, and retrospectively adjusted the financial statements to account for TV Guide Network under the equity method of accounting since that date. See Note 7 and Note 17 to our audited consolidated financial statements. Due to the acquisitions and the consolidation of Maple Pictures and the deconsolidation of TV Guide Network, the Company’s results of operations for the years ended March 31, 2011, 2010, 2009, 2008, and 2007 and financial positions as at March 31, 2011, 2010, 2009, 2008, and 2007 are not directly comparable to prior reporting periods.

	Year Ended March 31,
	2011	2010	2009	2008	2007
	(Amounts in thousands, except per share amounts)
Statement of Operations Data:
Revenues	$1,582,720	$1,489,506	$1,466,374	$1,361,039	$976,740
Expenses:
Direct operating	795,746	777,969	793,816	660,924	435,934
Distribution and marketing	547,226	506,141	669,557	635,666	404,410
General and administration	171,407	143,060	136,563	119,080	90,782
Depreciation and amortization	5,811	12,455	7,657	5,500	3,670

Total expenses	1,520,190	1,439,625	1,607,593	1,421,170	934,796

Operating income (loss)	62,530	49,881	(141,219)	(60,131)	41,944

Other expenses (income):
Interest expense
Contractual cash based interest	38,879	27,461	15,131	12,851	14,056
Amortization of debt discount and deferred financing costs	16,301	19,701	19,144	17,048	15,783

Total interest expense	55,180	47,162	34,275	29,899	29,839
Interest and other income	(1,742)	(1,547)	(5,785)	(11,276)	(11,930)
Gain on sale of equity securities	—	—	—	(2,909)	(1,722)
Loss (gain) on extinguishment of debt	14,505	(5,675)	(3,023)	—	—

Total other expenses, net	67,943	39,940	25,467	15,714	16,187

Income (loss) before equity interests and income taxes	(5,413)	9,941	(166,686)	(75,845)	25,757
Equity interests loss	(43,930)	(28,201)	(9,044)	(7,559)	(2,605)

Income (loss) before income taxes	(49,343)	(18,260)	(175,730)	(83,404)	23,152
Income tax provision	4,256	1,218	2,724	4,031	7,680

Net income (loss)	$(53,599)	$(19,478)	$(178,454)	$(87,435)	$15,472

Basic Net Income (Loss) Per Common Share	$(0.41)	$(0.17)	$(1.53)	$(0.74)	$0.14

Diluted Net Income (Loss) Per Common Share	$(0.41)	$(0.17)	$(1.53)	$(0.74)	$0.14

Weighted average number of common shares outstanding:
Basic	131,176	117,510	116,795	118,427	108,398
Diluted	131,176	117,510	116,795	118,427	111,164

Balance Sheet Data (at end of period):
Cash and cash equivalents	86,419	69,242	138,475	371,589	51,497
Investments — auction rate securities	—	—	—	—	237,379
Investment in films and television programs	621,288	661,105	702,767	608,942	493,140
Total assets	1,557,844	1,527,155	1,667,250	1,536,927	1,135,598
Senior revolving credit facility	69,750	17,000	255,000	—	—
Senior secured second-priority notes	226,331	225,155	—	—	—
Convertible senior subordinated notes and other financing obligations	110,973	192,036	281,521	261,519	243,675
Total liabilities	1,430,298	1,473,233	1,625,557	1,282,328	807,880
Total shareholders’ equity	127,546	53,922	41,693	254,599	327,718
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
     We released approximately 14 motion pictures theatrically per year for the last three fiscal years, which included films that we developed and produced in-house, films that we developed and produced with our partners and films that we acquired from third parties. In fiscal 2012, we currently intend to release approximately 11 to 13 motion pictures theatrically.

     We have also delivered, on average, approximately 76 hours of original television programming for the last three fiscal years, which include primarily prime time television series for the cable and broadcast networks. In fiscal 2012, we currently intend to deliver approximately 56 hours of television programming.
     We distribute our library of approximately 13,000 motion picture titles and television episodes and programs directly to retailers, rental kiosks, and pay and free television channels in the United States (the “U.S.”), Canada, the United Kingdom (the “UK”) and Ireland, through various digital media platforms, and indirectly to other international markets through our subsidiaries and various third parties. We also distribute our library through the following joint ventures::
•	TV Guide Network, TV Guide Network On Demand and TV Guide Online (www.tvguide.com) (collectively, “TV Guide Network”), our joint ventures with One Equity Partners (“OEP”), the global private equity investment arm of JPMorgan Chase, N.A.;

•	Studio 3 Partners LLC (“EPIX”), our joint venture with Viacom Inc. (“Viacom”), Paramount Pictures Corporation (“Paramount Pictures”) and Metro-Goldwyn-Mayer Studios Inc. (“MGM”);

•	Tiger Gate Entertainment Limited (“Tiger Gate”), our joint venture with Saban Capital Group, Inc. (“SCG”); and

•	Horror Entertainment, LLC (“FEARnet”), our joint venture with Sony Pictures Television (“Sony”) and Comcast Corporation (“Comcast”).
     In order to maximize our profit, we attempt to maintain a disciplined approach to acquisition, production and distribution of projects, including films and television programs, by balancing our financial risks against the probability of commercial success for each project. We also attempt to maintain the same disciplined approach to investments in, or acquisitions of, libraries or other assets complementary to our business, entertainment studios and companies that we believe will enhance our competitive position in the industry, generate significant long-term returns, represent an optimal use of our capital and build a diversified foundation for future growth. Historically, we have made numerous acquisitions that are significant to our business and we may continue to make such acquisitions in the future. For example, we have acquired, integrated and/or consolidated into our business the following:
•	Mandate Pictures, LLC (“Mandate Pictures”), a worldwide independent film producer, financier and distributor (acquired in September 2007);

•	Maple Pictures Corp. (“Maple Pictures”), a Canadian film, television and home video distributor (consolidated effective July 2007);

•	Debmar-Mercury, LLC (“Debmar-Mercury”), a leading independent media company specializing in syndication, network, cable and ancillary markets (acquired in July 2006);

•	Redbus Film Distribution Ltd. and Redbus Pictures (collectively, “Redbus” and currently, Lions Gate UK Ltd. (“Lionsgate UK”)), an independent film distributor, which provides us the ability to self-distribute our motion pictures in the UK and Ireland and included the acquisition of the Redbus library of approximately 130 films (acquired in October 2005);

•	Certain of the film assets and accounts receivable of Modern Entertainment, Ltd., a licensor of film rights to DVD distributors, broadcasters and cable networks (acquired in August 2005);

•	Artisan Entertainment, Inc. (“Artisan Entertainment”), a diversified motion picture, family and home entertainment company (acquired in December 2003); and

•	Trimark Holdings, Inc., a worldwide distributor of entertainment content (acquired in October 2000).
     As part of this strategy, we also have ownership interests in the following:
•	Pantelion Films, a joint venture designed to produce and distribute a slate of English and Spanish language feature films to target Hispanic moviegoers in the U.S. (entered into in July 2010);

•	Tiger Gate, an operator of pay television channels and a distributor of television programming and action and horror films across Asia (entered into in April 2010);

•	TV Guide Network (acquired in February 2009 and sold a 49% interest to OEP in May 2009);

•	EPIX, a joint venture entered into to create a premium television channel and subscription video-on-demand service (entered into in April 2008);

•	Elevation Sales Limited (“Elevation”), a U.K. based home entertainment distributor (interest acquired in July 2007);

•	Roadside Attractions, LLC (“Roadside”), an independent theatrical distribution company (interest acquired in July 2007);

•	NextPoint, Inc. (“Break Media”), an online video entertainment service provider (interest acquired in June 2007); and

•	FEARnet, a multiplatform programming and content service provider (interest acquired in October 2006).
Revenues
     Our revenues are derived from the Motion Pictures and Television Production segments, as described below. Our revenues are derived from the U.S., Canada, the U.K., Australia and other foreign countries; none of the non-U.S. countries individually comprised greater than 10% of total revenues. See Note 21 to our audited consolidated financial statements.
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
     Home Entertainment revenues includes revenues from our own film and television productions and acquired or licensed films, including theatrical and direct-to-video releases, generated from the sale to retail stores and through digital media platforms. In addition, we have revenue sharing arrangements with certain rental stores which generally provide that in exchange for a nominal or no upfront sales price, we share in the rental revenues generated by each such store on a title by title basis. We categorized our Home Entertainment revenue as follows:
•	Packaged media revenue: Package media revenue consists of the sale or rental of DVD’s and Blu-ray devices.

•	Electronic media revenue: Electronic media revenue consists of revenues generated from electronic-sell through or “EST”, digital rental, pay-per-view and video-on-demand platforms.
     Television revenues are primarily derived from the licensing of our productions and acquired films to the domestic cable, satellite, and free and pay television markets.
     International revenues include revenues from our international subsidiaries from the licensing and sale of our productions, acquired films, our catalog product or libraries of acquired titles and revenues from our distribution to international sub-distributors, on a territory-by-territory basis.
     Lionsgate UK revenues include revenues from the licensing and sale of our productions, acquired films, our catalog product or libraries of acquired titles from our subsidiary located in the U.K.
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
     Media Networks. Media Networks consists of TV Guide Network, including TV Guide Network On Demand, and TV Guide Online (www.tvguide.com), from the acquisition date of February 28, 2009 until its deconsolidation on May 28, 2009. We adopted the new accounting standard pertaining to consolidation accounting for variable interest entities on April 1, 2010 and applied the provisions of the new accounting standard retrospectively. Accordingly, we deconsolidated TV Guide Network on May 28, 2009, the date on which we sold a 49% interest in

TV Guide Network to OEP, and retrospectively adjusted our financial statements to account for TV Guide Network under the equity method of accounting since that date. Media Networks revenue includes distribution revenue from multi-system cable operators and digital broadcast satellite providers (distributors generally pay a per subscriber fee for the right to distribute programming) and advertising revenue from the sale of advertising on its television channel and related online media platforms.
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
Recent Developments
     Additional Issuance of Senior Secured Second-Priority Notes. On May 13, 2011, Lions Gate Entertainment Inc. (“LGEI”), our wholly-owned subsidiary, issued approximately $200.0 million aggregate principal amount of senior secured second priority notes due 2016 (the “Additional Senior Notes”) in a private offering conducted pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended (the “Securities Act”). The Additional Senior Notes were issued pursuant to a supplemental indenture dated as of May 13, 2011 (the “Supplemental Indenture”) to the indenture dated as of October 21, 2009 (the “Indenture”), among LGEI, the Company, the subsidiary guarantors party thereto, and U.S. Bank National Association, as trustee. LGEI had issued $236.0 million aggregate principal amount of 10.25% senior secured second priority notes due 2016 (the “Senior Notes”) under the Indenture on October 21, 2009. The Supplemental Indenture amended the Indenture to, among other things, enable the Issuer to issue additional notes having the same terms as the Senior Notes, except for the issue date, issue price and first interest payment, in an aggregate principal amount of up to $200.0 million. The Additional Senior Notes were sold at 102.219% of the principal amount plus accrued interest thereon from May 1, 2011, resulting in gross proceeds of approximately $204.4 million and net proceeds of approximately $197.2 million after certain transaction costs, and approximately $191.6 million after $5.6 million paid in connection with the consent solicitation of holders of the Senior Notes. A portion of the proceeds were used to pay down amounts outstanding under our senior secured credit facility. The Additional Senior Notes accrue interest at a rate of 10.25% per annum from May 1, 2011 and will be payable semiannually on May 1 and November 1 of each year, commencing on November 1, 2011. The Additional Senior Notes will mature on November 1, 2016.
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
     An increase in the estimate of ultimate revenue will generally result in a lower amortization rate and, therefore, less film and television program amortization expense, while a decrease in the estimate of ultimate revenue will generally result in a higher amortization rate and, therefore, higher film and television program amortization expense, and also periodically results in an impairment requiring a write-down of the film cost to the title’s fair value. These write-downs are included in amortization expense within direct operating expenses in our consolidated statements of operations.
     Revenue Recognition. Revenue from the theatrical release of feature films is recognized at the time of exhibition based on our participation in box office receipts. Revenue from the sale of DVDs/Blu-ray discs in the retail market, net of an allowance for estimated returns and other allowances, is recognized on the later of receipt by the customer or “street date” (when it is available for sale by the customer). Under revenue sharing arrangements, rental revenue is recognized when we are entitled to receipts and such receipts are determinable. Revenues from television licensing are recognized when the feature film or television program is available to the licensee for telecast. For television licenses that include separate availability “windows” during the license period, revenue is allocated over the “windows.” Revenue from sales to international territories are recognized when access to the feature film or television program has been granted or delivery has occurred, as required under the sales contract, and the right to exploit the feature film or television program has commenced. For multiple media rights contracts with a fee for a single film or television program where the contract provides for media holdbacks (defined as contractual media release restrictions), the fee is allocated to the various media based on our assessment of the relative fair value of the rights to exploit each media and is recognized as each holdback is released. For multiple-title contracts with a fee, the fee is allocated on a title-by-title basis, based on our assessment of the relative fair value of each title. The primary estimate requiring the most subjectivity and judgment involving revenue recognition is the estimate of sales returns associated with our revenue from the sale of DVD’s/Blu-ray discs in the retail market which is discussed separately below under the caption “Sales Returns Allowance.”

     Sales Returns Allowance. Revenues are recorded net of estimated returns and other allowances. We estimate reserves for DVD/Blu-ray returns based on previous returns experience, point-of-sale data available from certain retailers, current economic trends, and projected future sales of the title to the consumer based on the actual performance of similar titles on a title-by-title basis in each of the DVD/Blu-ray businesses. Factors affecting actual returns include, among other factors, limited retail shelf space at various times of the year, success of advertising or other sales promotions, and the near term release of competing titles. We believe that our estimates have been materially accurate in the past; however, due to the judgment involved in establishing reserves, we may have adjustments to our historical estimates in the future. Our estimate of future returns affects reported revenue and operating income. If we underestimate the impact of future returns in a particular period, then we may record less revenue in later periods when returns exceed the estimated amounts. If we overestimate the impact of future returns in a particular period, then we may record additional revenue in later periods when returns are less than estimated. An incremental change of 1% in our estimated sales returns rate (i.e., provisions for returns divided by gross sales of related product) for home entertainment products would have had an approximately $8.1 million impact on our total revenue in the fiscal year ended March 31, 2011.
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
     Goodwill. Goodwill is reviewed annually for impairment within each fiscal year or between the annual tests if an event occurs or circumstances change that indicate it is more likely than not that the fair value of a reporting unit is less than its carrying value. We perform our annual impairment test as of January 1 in each fiscal year. We performed our last annual impairment test on our goodwill as of January 1, 2011. No goodwill impairment was identified in any of our reporting units. Determining the fair value of reporting units requires various assumptions and estimates. The estimates of fair value include consideration of the future projected operating results and cash flows of the reporting unit. Such projections could be different than actual results. Should actual results be significantly less than estimates, the value of our goodwill could be impaired in the future.
     Convertible Senior Subordinated Notes. We account for our convertible senior subordinated notes by separating the liability and equity components. The liability component is recorded at the date of issuance based on its fair value which is generally determined in a manner that will reflect an interest cost equal to our nonconvertible debt borrowing rate at the convertible senior subordinated notes issuance date. The amount of the proceeds less the amount recorded as the liability component is recorded as an addition to shareholders’ equity reflecting the equity component (i.e., conversion feature). The difference between the principal amount and the amount recorded as the liability component represents the debt discount. The carrying amount of the liability is accreted up to the principal amount through the amortization of the discount, using the effective interest method, to interest expense over the expected life of the note. The determination of the fair value of the liability component is an estimate dependent on a number of factors including estimates of market rates for similar non convertible debt instruments at the date of issuance. A higher value attributable to the liability component results in a lower value attributed to the equity component and therefore a smaller discount amount and lower interest cost as a result of amortization of the smaller discount. A lower value attributable to the liability component results in a higher value attributed to the equity component and therefore a larger discount amount and higher interest cost as a result of amortization of the larger discount.
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
     Upon adoption of the new accounting standard, on April 1, 2010, we determined that we are no longer the primary beneficiary of TV Guide Network because the power to direct the activities that most significantly impact the economic performance of TV Guide Network are shared with the 49% owner of TV Guide Network, OEP. Although we own a 51% interest in TV Guide Network, the power to direct the activities that most significantly impact the economic performance of TV Guide Network are held by the board of managers pursuant to the operating agreement of TV Guide Entertainment Group LLC. Accordingly, upon adoption of the new accounting standard, we are no longer consolidating TV Guide Network and instead are accounting for TV Guide Network under the equity method of accounting.
     We have applied the provisions of the new accounting standard retrospectively and, accordingly, we deconsolidated TV Guide Network from May 28, 2009, the date we sold a 49% interest to OEP, and retrospectively adjusted the financial statements to reflect TV Guide Network as if it were accounted for under the equity method of accounting since that date. The deconsolidation of TV Guide network resulted in the reclassification of $305.4 million of assets, $147.3 million of liabilities and $30.0 million of non-controlling interest amounts from each of their respective consolidated balance sheet captions to the investment in equity method investee’s account as of March 31, 2010, reflecting the carrying amount of the Company’s interest in the mandatorily redeemable preferred and common stock units of TV Guide Network as of March 31, 2010. In addition, under the equity method of accounting, our share of the revenues, expenses of TV Guide Network and income for the accretion of the dividend and discount of the mandatorily redeemable preferred stock are recorded net in the equity interest line item in the consolidated statements of operations. The adoption of the new accounting standard did not impact the Company’s net loss. See Note 7 and Note 17 to our audited consolidated financial statements for further detail regarding TV Guide Network.
RESULTS OF OPERATIONS

Fiscal 2011 Compared to Fiscal 2010
     The following table sets forth the components of consolidated revenue for the fiscal years ended March 31, 2011 and 2010:

	Year	Year
	Ended	Ended
	March 31,	March 31,	Increase (Decrease)
	2011	2010	Amount	Percent
	(Amounts in millions)
Consolidated Revenue
Motion Pictures	$1,229.5	$1,119.3	$110.2	9.8%
Television Production	353.2	350.9	2.3	0.7%
Media Networks	—	19.3	(19.3)	NM

	$1,582.7	$1,489.5	$93.2	6.3%

NM — Percentage not meaningful
     Our largest component of revenue comes from home entertainment. The following table sets forth total home entertainment revenue for both the Motion Pictures and Television Production reporting segments for the fiscal years ended March 31, 2011 and 2010:

	Year	Year
	Ended	Ended
	March 31,	March 31,	Increase (Decrease)
	2011	2010	Amount	Percent
	(Amounts in millions)
Home Entertainment Revenue (1)
Motion Pictures	$635.6	$591.4	$44.2	7.5%
Television Production	54.4	67.8	(13.4)	(19.8%)

	$690.0	$659.2	$30.8	4.7%

(1)	See reclassification footnote under the table in the Motion Pictures Revenue discussion below.
Motion Pictures Revenue
     The following table sets forth the components of revenue and the changes in these components for the motion pictures reporting segment for the years ended March 31, 2011 and 2010:

	Year	Year
	Ended	Ended
	March 31,	March 31,	Increase (Decrease)
	2011	2010	Amount	Percent
	(Amounts in millions)
Motion Pictures
Theatrical	$205.9	$139.4	$66.5	47.7%
Home Entertainment (1)	635.6	591.4	44.2	7.5%
Television (1)	139.8	135.8	4.0	2.9%
International	126.5	73.4	53.1	72.3%
Lionsgate UK	79.2	74.3	4.9	6.6%
Mandate Pictures	38.7	99.1	(60.4)	(60.9%)
Other	3.8	5.9	(2.1)	(35.6%)

	$1,229.5	$1,119.3	$110.2	9.8%

(1)	For the year ended March 31, 2011, pay-per-view and video-on-demand revenue is included in Home Entertainment revenue rather than Television revenue in order to be consistent with the way management currently categorizes and analyzes those media types. For the year ended March 31, 2010, $51.0 million of pay-per-view and video-on-demand revenue was reclassified from Television revenue to Home Entertainment revenue to be consistent with the current year presentation.
Motion Pictures — Theatrical Revenue
     The following table sets forth the titles contributing significant theatrical revenue by fiscal years theatrical slate and the month of their release for the fiscal years ended March 31, 2011 and 2010:

Year Ended March 31,
2011		2010
	Theatrical Release Date		Theatrical Release Date
Fiscal 2011 Theatrical Slate:		Fiscal 2010 Theatrical Slate:
For Colored Girls	November 2010	From Paris With Love	February 2010
Saw 3D	October 2010	Daybreakers	January 2010
Alpha and Omega	September 2010	Spy Next Door	January 2010
The Expendables	August 2010	Brothers	December 2009
The Last Exorcism	August 2010	Precious	November 2009
Killers	June 2010	Saw VI	October 2009
Why Did I Get Married Too?	April 2010	Gamer	September 2009
Kick-Ass	April 2010	I Can Do Bad All By Myself	September 2009
Fiscal 2009 Theatrical Slate:
		The Haunting in Connecticut	March 2009
     Theatrical revenue of $205.9 million increased $66.5 million, or 47.7%, in fiscal 2011 as compared to fiscal 2010. The increase in theatrical revenue in fiscal 2011 as compared to the prior year is primarily due to higher box office receipts earned during fiscal 2011 as compared to fiscal 2010 on the theatrical releases listed in the table above. The contribution of theatrical revenue from the titles listed above was $188.8 million in fiscal 2011 compared to $126.4 million in fiscal 2010, representing an increase of $62.4 million in revenue from titles individually contributing greater than 5% of theatrical revenue.
Motion Pictures — Home Entertainment Revenue
     The following table sets forth the titles contributing significant motion pictures home entertainment revenue for the fiscal years ended March 31, 2011 and 2010:

Year Ended March 31,
2011		2010
	DVD Release Date		DVD Release Date
Fiscal 2011 Theatrical Slate:		Fiscal 2010 Theatrical Slate:
The Next Three Days	March 2011	Brothers	March 2010
For Colored Girls	February 2011	Precious	March 2010
Saw 3D	January 2011	Gamer	January 2010
Alpha and Omega	January 2011	I Can Do Bad All By Myself	January 2010
The Expendables	November 2010	Saw VI	January 2010
Killers	September 2010	Crank: High Voltage	September 2009
Kick-Ass	August 2010
Why Did I Get Married Too?	August 2010
Fiscal 2010 Theatrical Slate:		Fiscal 2009 Theatrical Slate:
From Paris With Love	June 2010	The Haunting In Connecticut	July 2009
Daybreakers	May 2010	Madea Goes to Jail	June 2009
The Spy Next Door	May 2010	My Bloody Valentine 3-D	May 2009
Precious	March 2010	New In Town	May 2009
Direct-to-DVD, acquired and licensed brands, acquired library & other:		The Spirit	April 2009
The Switch	March 2011

     The following table sets forth the components of home entertainment revenue by product category for the fiscal years ended March 31, 2011 and 2010:

	Year Ended March 31,
	2011			2010
	Packaged	Electronic		Packaged	Electronic
	Media	Media	Total	Media	Media	Total
	(Amounts in millions)
Home entertainment revenues (1)
Fiscal 2011 Theatrical Slate	$192.9	$38.7	$231.6	$—	$—	$—
Fiscal 2010 Theatrical Slate	74.4	42.3	116.7	113.1	5.8	118.9
Fiscal 2009 Theatrical Slate	10.0	1.2	11.2	129.9	41.2	171.1
Fiscal 2008 & Prior Theatrical Slate	22.8	4.2	27.0	35.8	4.0	39.8
Direct-to-DVD, acquired and licensed brands, acquired library & other	201.2	32.7	233.9	225.2	14.8	240.0
Other	12.0	3.2	15.2	19.5	2.1	21.6

	$513.3	$122.3	$635.6	$523.5	$67.9	$591.4

(1)	See reclassification footnote (1) under the table in the Motion Pictures Revenue discussion above.

     Home entertainment revenue of $635.6 million increased $44.2 million, or 7.5%, in fiscal 2011 as compared to fiscal 2010. The increase in home entertainment revenue is primarily due to an increase in revenue from electronic media from $67.9 million in fiscal 2010 to $122.3 million in fiscal 2011, offset by a slight decrease in revenue from packaged media. The increase in electronic media is primarily driven by an increase in revenue generated from the product categories listed in the table above. The slight decrease in revenue from packaged media results from a decrease in direct-to-DVD, acquired and licensed brands, acquired library and other products, partially offset by an increase in revenue from the theatrical slates and other products. The increase in revenue contributed by the theatrical slates is primarily due to higher box office receipts and the timing of theatrical releases. The decrease in direct-to-DVD, acquired and licensed brands, acquired library and other products is largely due to a decrease in packaged media revenue from fitness and family entertainment titles, as well as a decline in revenue from one previously acquired library.
Motion Pictures — Television Revenue
     The following table sets forth the titles contributing significant motion pictures television revenue for the fiscal years ended March 31, 2011 and 2010:

Year Ended March 31,
2011	2010
Fiscal 2011 Theatrical Slate:	Fiscal 2009 Theatrical Slate:
Kick-Ass	Madea Goes to Jail
Killers	My Bloody Valentine 3-D
Why Did I Get Married Too?	Saw V
Fiscal 2010 Theatrical Slate:	The Family That Preys
Brothers	The Haunting In Connecticut
Daybreakers	Transporter 3
From Paris With Love	W.
I Can Do Bad All By Myself	Fiscal 2008 Theatrical Slate:
Precious	Why Did I Get Married? — Feature
Saw VI
The Spy Next Door
Fiscal 2009 Theatrical Slate:
The Forbidden Kingdom
     The following table sets forth the components of television revenue by product category for the fiscal years ended March 31, 2011 and 2010:

	Year Ended
	March 31,
	2011	2010
	(Amounts in millions)
Television revenues (1)
Fiscal 2011 Theatrical Slate	$29.4	$—
Fiscal 2010 Theatrical Slate	56.3	3.5
Fiscal 2009 Theatrical Slate	13.2	89.0
Fiscal 2008 & Prior Theatrical Slate	22.6	26.8
Direct-to-DVD, acquired and licensed brands, acquired library & other	16.2	13.5
Other	2.1	3.0

	$139.8	$135.8

(1)	See reclassification footnote (1) under the table in the Motion Pictures Revenue discussion above.
     Television revenue included in motion pictures revenue of $139.8 million increased $4.0 million, or 2.9%, in fiscal 2011 as compared to fiscal 2010. The increase in television revenue in fiscal 2011 compared to fiscal 2010 is mainly due to the revenue generated by the product categories listed above. The contribution of television revenue from the titles listed above was $85.0 million in fiscal 2011 compared to $68.1 million in fiscal 2010, and the contribution of television revenue from titles not listed above was $54.8 million in fiscal 2011 compared to $67.7 million in fiscal 2010.
Motion Pictures — International Revenue

     The following table sets forth the titles contributing significant motion pictures international revenue for the fiscal years ended March 31, 2011 and 2010:

Year Ended March 31,
2011	2010
Fiscal 2011 Theatrical Slate:	Fiscal 2010 Theatrical Slate:
Alpha and Omega	Brothers
Kick-Ass	Saw VI
Killers	Fiscal 2009 Theatrical Slate:
Saw 3D	My Bloody Valentine 3-D
The Next Three Days	Saw V
     The following table sets forth the components of international revenue by product category for the fiscal years ended March 31, 2011 and 2010:

	Year Ended
	March 31,
	2011	2010
	(Amounts in millions)
International revenues
Fiscal 2011 Theatrical Slate	$86.8	$0.3
Fiscal 2010 Theatrical Slate	14.4	21.9
Fiscal 2009 Theatrical Slate	4.7	16.0
Fiscal 2008 & Prior Theatrical Slate	7.4	11.3
Direct-to-DVD, acquired and licensed brands, acquired library & other	10.3	17.9
Other	2.9	6.0

	$126.5	$73.4

     International revenue included in motion pictures revenue of $126.5 million increased $53.1 million, or 72.3%, in fiscal 2011 as compared to fiscal 2010. The increase in international revenue in fiscal 2011 compared to fiscal 2010 is mainly due to the revenues generated by the titles and product categories listed above.
Motion Pictures — Lionsgate UK Revenue
     The following table sets forth the titles contributing significant Lionsgate UK revenue for the fiscal years ended March 31, 2011 and 2010:

Year Ended March 31,
2011	2010
Fiscal 2011 Theatrical Slate:	Fiscal 2010 Theatrical Slate:	:
Saw 3D	Saw VI
The Expendables	Fiscal 2009 Theatrical Slate:
Fiscal 2010 Theatrical Slate:	My Bloody Valentine 3-D
Daybreakers	LGUK Theatrical Slate:
LGUK Theatrical Slate:	Harry Brown
Harry Brown	The Hurt Locker
The Hurt Locker	Other:
Drag Me To Hell
     The following table sets forth the components of Lionsgate UK revenue by product category for the fiscal years ended March 31, 2011 and 2010:

	Year Ended
	March 31,
	2011	2010
	(Amounts in millions)
Lionsgate UK revenues
Fiscal 2011 Theatrical Slate	$32.2	$—
Fiscal 2010 Theatrical Slate	8.2	10.4
Fiscal 2009 Theatrical Slate	1.0	10.0
Fiscal 2008 & Prior Theatrical Slate	2.5	8.9
Lionsgate UK and third party product	22.1	25.2
Direct-to-DVD, acquired and licensed brands, acquired library & other	10.4	12.3
Other	2.8	7.5

	$79.2	$74.3

     Lionsgate UK revenue of $79.2 million increased $4.9 million, or 6.6%, in fiscal 2011 as compared to fiscal 2010. The increase in Lionsgate UK revenue in fiscal 2011 compared to fiscal 2010 is mainly due to the revenue generated by the titles and product categories listed above.
Motion Pictures — Mandate Pictures Revenue
     The following table sets forth the titles contributing significant Mandate Pictures revenue for the fiscal years ended March 31, 2011 and 2010:

Year Ended March 31,
2011	2010
Drag Me To Hell	Drag Me To Hell
Juno	Horsemen
Peacock	Juno
The Switch	Passengers
Whip It	Whip It
     Mandate Pictures revenue includes revenue from the sales and licensing of domestic and worldwide rights of titles developed or acquired by Mandate Pictures to third-party distributors or international sub-distributors. Mandate Pictures revenue of $38.7 million decreased $60.4 million, or 60.9%, in fiscal 2011 as compared to fiscal 2010. The decrease in Mandate Pictures revenue in fiscal 2011 compared to fiscal 2010 is mainly due to the revenue from Drag Me To Hell in fiscal 2010 as compared to fiscal 2011.
Television Production Revenue
     Television production revenue of $353.2 million increased $2.3 million, or 0.7%, in fiscal 2011 as compared to fiscal 2010. The following table sets forth the components and the changes in the components of revenue that make up television production revenue for the fiscal years ended March 31, 2011 and 2010:

	Year	Year
	Ended	Ended
	March 31,	March 31,	Increase (Decrease)
	2011	2010	Amount	Percent
		(Amounts in millions)
Television Production
Domestic series licensing
Lionsgate Television	$123.0	$128.8	$(5.8)	(4.5%)
Debmar-Mercury	136.5	92.2	44.3	48.0%
Ish Entertainment	—	19.0	(19.0)	(100.0%)

Total domestic series licensing	259.5	240.0	19.5	8.1%
International	37.1	42.3	(5.2)	(12.3%)
Home entertainment releases of television production	54.4	67.8	(13.4)	(19.8%)
Other	2.2	0.8	1.4	175.0%

	$353.2	$350.9	$2.3	0.7%

     Revenues included in domestic series licensing increased in fiscal 2011 mainly due to higher revenue generated from Debmar-Mercury in fiscal 2011 as compared to fiscal 2010, partially offset by no revenue generated from our former collaboration with Ish Entertainment Inc. (“Ish”) in fiscal 2011 compared to fiscal 2010 due to the collaboration ending in fiscal 2010, and slightly lower revenue generated from Lionsgate Television in fiscal 2011 compared to fiscal 2010.
     The following table sets forth the number of television episodes and hours included in Lionsgate Television domestic series licensing revenue in the fiscal years ended March 31, 2011 and 2010, respectively:

		Year Ended
		March 31, 2011
		Episodes	Hours
Weeds Season 6	1/2hr	13	6.5
Blue Mountain State Season 2	1/2hr	13	6.5
Running Wilde Season 1	1/2hr	13	6.5
Nurse Jackie Season 3	1/2hr	12	6.0
Mad Men Season 4	1hr	13	13.0
Scream Queens Season 2	1hr	8	8.0
Pilots	1/2hr & 1hr	3	2.0

		75	48.5

		Year Ended
		March 31, 2010
		Episodes	Hours
Nurse Jackie Season 2	1/2hr	12	6.0
Nurse Jackie Season 1	1/2hr	12	6.0
Blue Mountain State Season 1	1/2hr	13	6.5
Weeds Season 5	1/2hr	13	6.5
Crash TV Series Season 2	1hr	13	13.0
Mad Men Season 3	1hr	13	13.0

		76	51.0

     Revenues included in domestic series licensing from Debmar-Mercury increased in fiscal 2011 due to increased revenue from the deliveries of the television series Meet the Browns, Are We There Yet?, Big Lake and The Wendy Williams Show.
     Our reality television collaboration with Ish ended in fiscal 2010, resulting in no revenue generated in the current fiscal year. Revenue generated in fiscal 2010 resulted primarily from the production of the domestic series Paris Hilton’s My New BFF and My Antonio.
     International revenue decreased in fiscal 2011 due to a decrease in episodes of programming delivered internationally and no international revenue generated from our former collaboration with Ish. International revenue in fiscal 2011 included revenue from Blue Mountain State Season 1, Crash Season 2, and Mad Men Seasons 1, 2, 3 and 4. International revenue in fiscal 2010 included revenue from Mad Men Seasons 1, 2 and 3, Crash Season 1, Dead Zone Season 1, and Fear Itself.
     The decrease in revenue from home entertainment releases of television production is primarily driven by a decrease in revenue from Weeds Seasons 4 and 5 (released June 2009 and January 2010, respectively) and Mad Men Seasons 1 and 2 (released July 2008 and July 2009, respectively) in fiscal 2011 as compared to fiscal 2010, offset slightly by increases in revenue from the releases of Mad Men Season 4 (released March 2011) and Weeds Season 6 (released February 2011) in fiscal 2011.
Media Networks Revenue
     Media Networks revenue for the fiscal years ended March 31, 2011 and 2010 are nil and $19.3 million, respectively. The acquisition of TV Guide Network occurred on February 28, 2009. The results of operations of TV Guide Network are included in the Company’s consolidated results from February 28, 2009 through May 27, 2009. A portion of the entity was sold on May 28, 2009. Subsequent to the sale of TV Guide Network, and pursuant to the new accounting guidance for accounting for variable interest entities effective April 1, 2010, which the Company has retrospectively applied, the Company’s interest in TV Guide Network is being accounted for under the equity method of accounting.
Direct Operating Expenses
     The following table sets forth direct operating expenses by segment for the fiscal years ended March 31, 2011 and 2010:

		Year Ended			Year Ended
	March 31, 2011			March 31, 2010
	Motion	Television		Motion	Television	Media
	Pictures	Production	Total	Pictures	Production	Networks	Total
			(Amounts in millions)
Direct operating expenses
Amortization of films and television programs	$354.4	$175.0	$529.4	$302.0	$202.4	$7.3	$511.7
Participation and residual expense	170.3	95.0	265.3	188.8	75.9	0.2	264.9
Other expenses	1.2	(0.2)	1.0	0.8	0.7	(0.1)	1.4

	$525.9	$269.8	$795.7	$491.6	$279.0	$7.4	$778.0

Direct operating expenses as a percentage of segment revenues	42.8%	76.4%	50.3%	43.9%	79.5%	38.3%	52.2%
     Direct operating expenses of the motion pictures segment of $525.9 million for fiscal 2011 were 42.8% of motion pictures revenue, compared to $491.6 million, or 43.9%, of motion pictures revenue for fiscal 2010. The decrease in direct operating expenses of the motion pictures segment in fiscal 2011 as a percent of revenue is primarily due to the change in the mix of product generating revenue in fiscal 2011 as compared to fiscal 2010. Investment in film write-downs of the motion picture segment during fiscal 2011 totaled approximately $6.6 million compared to $12.5 million for fiscal 2010. In fiscal 2011, there was one write-down that individually exceeded $1.0 million. In fiscal 2010, there were two write-downs that individually exceeded $1.0 million, which totaled $7.4 million in the aggregate.
     Direct operating expenses of the television production segment of $269.8 million for fiscal 2011 were 76.4% of television revenue, compared to $279.0 million, or 79.5%, of television revenue for fiscal 2010. The decrease in direct operating expenses as a percent of television revenue is primarily due to the change in the mix of titles generating revenue compared to fiscal 2010, including the success of the Mad Men and Weeds series franchises relative to total television revenue. In fiscal 2011, $11.6 million of charges for costs incurred in excess of contracted revenues for episodic television series or write-downs of television film costs were included in the amortization of television programs, compared to $12.6 million in fiscal 2010. The fiscal 2011 write-downs included write-downs on three titles over $1.0 million, which aggregated $7.9 million, of which $5.3 million related to one television series. The fiscal 2010 write-downs included write-downs on four titles over $1.0 million, which aggregated $10.5 million, of which $4.9 million related to one television series.
     Direct operating expenses of the Media Networks segment of $7.4 million for fiscal 2010 consists primarily of programming expenses associated with the production of such programs as Idol Tonight and Hollywood 411 from April 1, 2009 to May 27, 2009.

Distribution and Marketing Expenses
     The following table sets forth distribution and marketing expenses by segment for the fiscal years ended March 31, 2011 and 2010:

		Year Ended			Year Ended
	March 31, 2011			March 31, 2010
	Motion	Television		Motion	Television	Media
	Pictures	Production	Total	Pictures	Production	Networks	Total
			(Amounts in millions)
Distribution and marketing expenses
Theatrical	$267.1	$—	$267.1	$237.6	$0.2	$—	$237.8
Home Entertainment (1)	191.2	12.6	203.8	195.7	18.7	—	214.4
Television (1)	1.6	14.8	16.4	0.9	8.5	—	9.4
International	5.3	5.3	10.6	4.7	3.7	—	8.4
Lionsgate UK	45.1	2.5	47.6	31.1	1.1	—	32.2
Media Networks	—	—	—	—	—	2.0	2.0
Other	1.5	0.2	1.7	1.7	0.3	—	2.0

	$511.8	$35.4	$547.2	$471.7	$32.5	$2.0	$506.2

(1)	For the year ended March 31, 2011, pay-per-view and video-on-demand distribution and marketing expenses is included in Home Entertainment rather than Television distribution and marketing expenses in order to be consistent with the way management currently categorizes and analyzes those media types. For the year ended March 31, 2010, $3.0 million of pay-per-view and video-on-demand distribution and marketing expenses were reclassified from Television to Home Entertainment distribution and marketing expenses to be consistent with the current year presentation.
     The majority of distribution and marketing expenses relate to the motion pictures segment. Theatrical P&A in the motion pictures segment in fiscal 2011 of $267.1 million increased $29.5 million, compared to $237.6 million in fiscal 2010. The increase is primarily driven by a higher average P&A expense for titles contributing greater than 5% of distribution and marketing expenses in fiscal 2011 as compared to fiscal 2010, as well as a higher number of theatrical releases in fiscal 2011 as compared to fiscal 2010. Domestic theatrical P&A from the motion pictures segment in fiscal 2011 included P&A incurred on the release of Alpha and Omega, Buried, For Colored Girls, Kick-Ass, Killers, The Expendables, Saw 3-D, The Last Exorcism, The Next Three Days, and Why Did I Get Married Too?, which individually represented between 2% and 16% of total theatrical P&A and, in the aggregate, accounted for 93% of the total theatrical P&A. Approximately $58.7 million of P&A was incurred on titles that generated less than 5% of theatrical revenue in the current period, of which $7.6 million was P&A incurred in advance for films to be released in subsequent quarters. Domestic theatrical P&A from the motion pictures segment in fiscal 2010 included P&A incurred on the release of Brothers, Daybreakers, From Paris With Love, Gamer, I Can Do Bad All By Myself, Saw VI, Precious, and Spy Next Door, which individually represented between 5% and 13% of total theatrical P&A and, in the aggregate, accounted for approximately 79% of the total theatrical P&A. Approximately $48.0 million of P&A was incurred on titles that did not contribute significant revenue in fiscal 2010, of which $31.9 million was P&A related to titles released in fiscal 2011 such as Kick-Ass, Killers, The Expendables, and Why Did I Get Married Too?.
     Home entertainment distribution and marketing costs on motion pictures and television product in fiscal 2011 of $203.8 million decreased $10.6 million, or 4.9%, compared to $214.4 million in fiscal 2010. Home entertainment distribution and marketing costs as a percentage of home entertainment revenues was 29.5% and 32.5% in fiscal 2011 and fiscal 2010, respectively. The decrease in home entertainment distribution and marketing costs as a percentage of home entertainment revenues was primarily due to an increase in home entertainment revenue from electronic media in fiscal 2011 as compared to fiscal 2010. In addition, the decrease was also in part due to an increase in revenue associated with new releases in fiscal 2011, such as The Expendables, which generated higher revenues in relation to marketing expense, as compared to fiscal 2010.
     Lionsgate UK distribution and marketing expenses in the motion pictures segment in fiscal 2011 of $45.1 million increased from $31.1 million in fiscal 2010, primarily due to a higher number of theatrical releases in fiscal 2011 as compared to fiscal 2010.
     Media Networks includes transmission and marketing and promotion expenses from April 1, 2009 to May 27, 2009.

General and Administrative Expenses
     The following table sets forth general and administrative expenses by segment for the fiscal years ended March 31, 2011 and 2010:

	Year	Year
	Ended	Ended
	March 31,	March 31,	Increase (Decrease)
	2011	2010	Amount	Percent
		(Amounts in millions)
General and administrative expenses
Motion Pictures	$48.4	$47.3	$1.1	2.3%
Television Production	11.5	9.7	1.8	18.6%
Shared services and corporate expenses, excluding items below	56.2	55.3	0.9	1.6%

Total general and administrative expenses before stock-based compensation expense, shareholder activist matter expenses, and Media Networks	116.1	112.3	3.8	3.4%

Stock-based compensation expense	32.4	18.8	13.6	72.3%
Shareholder activist matter	22.9	5.8	17.1	294.8%
Media Networks	—	6.2	(6.2)	(100.0%)

	55.3	30.8	24.5	79.5%

Total general and administrative expenses	$171.4	$143.1	$28.3	19.8%

Total general and administrative expenses as a percentage of revenue	10.8%	9.6%

General and administrative expenses excluding stock-based compensation expense, shareholder activist matter expenses, and Media Networks, as a percentage of revenue	7.3%	7.5%
Total General and Administrative Expenses
     General and administrative expenses increased by $28.3 million, or 19.8%, as reflected in the table above and further discussed below.
Motion Pictures
     General and administrative expenses of the motion pictures segment increased $1.1 million, or 2.3%, mainly due to an increase in salary and related expenses. In fiscal 2011, $9.0 million of motion pictures production overhead was capitalized compared to $7.9 million in fiscal 2010.
Television Production
     General and administrative expenses of the television production segment increased $1.8 million, or 18.6%, mainly due to an increase in salary and related expenses primarily associated with Debmar-Mercury. In fiscal 2011, $4.3 million of television production overhead was capitalized compared to $5.0 million in fiscal 2010.
Shared Services and Corporate Expenses
     Shared services and corporate expenses increased $31.6 million, or 39.5%, mainly due to an increase of $13.6 million of stock-based compensation, which includes $21.9 million associated with the immediate vesting of equity awards of certain executive officers triggered by the “change in control” provisions in their respective employment agreements, an increase of $17.1 million of legal and professional fees associated with a shareholder activist matter, and an increase of $0.9 million associated with other shared services and corporate expenses.

     Stock-Based Compensation Expense. The following table sets forth stock-based compensation expense included in our corporate segment for the fiscal years ended March 31, 2011 and 2010:

	Year	Year
	Ended	Ended
	March 31,	March 31,	Increase (Decrease)
	2011	2010	Amount	Percent
		(Amounts in millions)
Stock-Based Compensation Expense:
Stock options	$2.6	$3.2	$(0.6)	(18.8%)
Restricted share units and other share-based compensation	26.0	14.4	11.6	80.6%
Stock appreciation rights	3.8	1.2	2.6	216.7%

	$32.4	$18.8	$13.6	72.3%

     At March 31, 2011, as disclosed in Note 16 to the audited consolidated financial statements, there were unrecognized compensation costs of approximately $7.8 million related to stock options and restricted share units previously granted, including annual installments of share grants that were subject to performance targets, which will be expensed over the remaining vesting periods. At March 31, 2011, 458,037 shares of restricted share units have been awarded to two key executive officers, the vesting of which will be subject to performance targets to be set annually by the Compensation Committee of the Board of Directors of the Company. These restricted share units will vest in two annual installments assuming annual performance targets have been met. The fair value of the 458,037 shares, whose future annual performance targets have not been set, was $2.9 million, based on the market price of the Company’s common shares as of March 31, 2011. The market value will be re-measured when the annual performance criteria are set and the value will be expensed over the remaining vesting periods once it becomes probable that the performance targets will be satisfied.
Depreciation, Amortization and Other Expenses (Income)
     Depreciation and amortization of $5.8 million this period decreased $6.7 million from $12.5 million in fiscal 2010, primarily associated with $3.2 million of depreciation and amortization recorded in fiscal 2010 from the Media Networks segment prior to its deconsolidation.
     Interest expense of $55.2 million in fiscal 2011 increased $8.0 million, or 16.9%, from $47.2 million in fiscal 2010. The following table sets forth the components of interest expense for the fiscal years ended March 31, 2011 and 2010:

	Year	Year
	Ended	Ended
	March 31,	March 31,
	2011	2010
	(Amounts in millions)
Interest Expense
Cash Based:
Senior revolving credit facility	$6.8	$5.8
Convertible senior subordinated notes	5.6	9.1
Senior secured second priority notes	24.2	10.8
Other	2.3	1.8

	38.9	27.5

Non-Cash Based:
Amortization of discount on liability component of convertible senior subordinated notes	10.1	16.1
Amortization of discount on senior secured second priority notes	1.2	0.4
Amortization of deferred financing costs	5.0	3.2

	16.3	19.7

	$55.2	$47.2

     Interest and other income was $1.7 million in fiscal 2011, compared to $1.5 million in fiscal 2010.

     Loss on extinguishment of debt was $14.5 million in fiscal 2011, resulting from the July 2010 exchange and related conversion of approximately $36.0 million in aggregate principal amount of 3.625% Convertible Senior Subordinated Notes (the “February 2005 3.625% Notes”) and approximately $63.7 million in aggregate principal amount of 2.9375% Convertible Senior Subordinated Notes (the “October 2004 2.9375% Notes”). This compares to a gain of $5.7 million in fiscal 2010 resulting from the April 2009 exchange of $66.6 million of our February 2005 3.625% convertible senior subordinated notes, partially offset by a loss from the December 2009 repurchase of a portion of the October 2004 2.9375% Notes and February 2005 3.625% Notes.
     The following table represents our portion of the income or (loss) of our equity method investees based on our percentage ownership for the fiscal years ended March 31, 2011 and 2010:

	March 31,	Year	Year
	2011	Ended	Ended
	Ownership	March 31,	March 31,
	Percentage	2011	2010
		(Amounts in millions)
Horror Entertainment, LLC (“FEARnet”)	34.5%	$0.7	$(0.6)
NextPoint, Inc. (“Break Media”)	42.0%	(2.4)	(0.8)
Roadside Attractions, LLC	43.0%	0.8	(0.1)
Studio 3 Partners, LLC (“EPIX”) (1)	31.2%	(38.2)	(26.6)
TV Guide Network (2)	51.0%	(3.0)	(0.1)
Tiger Gate	45.5%	(1.8)	—

		$(43.9)	$(28.2)

(1)	We license certain of our theatrical releases and other films and television programs to EPIX. A portion of the profits of these licenses reflecting our ownership share in the venture are eliminated through an adjustment to the equity interest loss of the venture. These profits are recognized as they are realized by the venture. For the year ended March 31, 2011, the Company recognized $89.4 million of revenue and $48.8 million of gross profit on the licensing of films to EPIX. The equity interest loss for EPIX for the year ended March 31, 2011 includes $30.5 million, which represents our share of the EPIX losses of $98.0 million for the year ended December 31, 2010, and $15.2 million representing the elimination of our share of profits on sales to EPIX, reduced by the realization of a portion of the profits previously eliminated on licenses to the venture of $7.5 million. EPIX expects to report net income of approximately $24 million for its quarter ended March 31, 2011, of which our pro rata share will be recorded in the quarter ended June 30, 2011.

(2)	We license certain films and/or television programs to TV Guide Network. A portion of the profits of these licenses reflecting our ownership share in the venture are eliminated through an adjustment to the equity interest loss of the venture. These profits are recognized as they are realized by the venture. For the year ended March 31, 2011, we recognized $14.9 million of revenue and $5.3 million of gross profit on the licensing of television programs to TV Guide Network. The equity interest loss for TV Guide Network for the year ended March 31, 2011 includes $14.6 million, which represents our share of the TV Guide Network losses of $28.5 million for the year ended March 31, 2011, and $2.7 million representing the elimination of our share of profits on sales to TV Guide Network, reduced by the realization of a portion of the profits previously eliminated on licenses to TV Guide Network of $0.2 million and our share of income from the accretion of the dividend and discount on TV Guide Network’s redeemable preferred stock units of $14.1 million.
Income Tax Provision
     We had an income tax expense of $4.3 million, or (8.6%), of loss before income taxes in fiscal 2011, compared to an expense of $1.2 million, or (6.7%), of loss before income taxes in fiscal 2010. The tax expense reflected in the current period is primarily attributable to deferred U.S. income taxes and foreign withholding taxes. Our actual annual effective tax rate will differ from the statutory federal rate as a result of several factors, including changes in the valuation allowance against net deferred tax assets, non-temporary differences, foreign income taxed at different rates, and state and local income taxes. Income tax loss carryforwards, subject to certain limitations that may prevent us from fully utilizing them, amount to approximately $179.0 million for U.S. federal income tax purposes available to reduce income taxes over twenty years, $123.5 million for U.S. state income tax purposes available to reduce income taxes over future years with varying expirations, $31.7 million for Canadian income tax purposes available to reduce income taxes over 20 years with varying expirations, and $6.8 million for UK income tax purposes available indefinitely to reduce future income taxes.

Net Loss
     Net loss for the fiscal year ended March 31, 2011 was $53.6 million, or basic and diluted net loss per common share of $0.41 on 131.2 million weighted average common shares outstanding. This compares to net loss for the fiscal year ended March 31, 2010 of $19.5 million, or basic and diluted net loss per common share of $0.17 on 117.5 million weighted average common shares outstanding.
Fiscal 2010 Compared to Fiscal 2009
     The following table sets forth the components of consolidated revenue by segment for the fiscal years ended March 31, 2010 and 2009:

	Year	Year
	Ended	Ended
	March 31,	March 31,	Increase (Decrease)
	2010	2009	Amount	Percent
		(Amounts in millions)
Consolidated Revenue
Motion Pictures	$1,119.3	$1,233.9	$(114.6)	(9.3%)
Television Production	350.9	222.2	128.7	57.9%
Media Networks	19.3	10.3	9.0	87.4%

	$1,489.5	$1,466.4	$23.1	1.6%

     Our largest component of revenue comes from home entertainment. The following table sets forth total home entertainment revenue for both the Motion Pictures and Television Production reporting segments for the fiscal years ended March 31, 2010 and 2009:

	Year	Year
	Ended	Ended
	March 31,	March 31,	Increase (Decrease)
	2010	2009	Amount	Percent
		(Amounts in millions)
Home Entertainment Revenue (1)
Motion Pictures	$591.4	$694.2	$(102.8)	(14.8%)
Television Production	67.8	34.9	32.9	94.3%

	$659.2	$729.1	$(69.9)	(9.6%)

(1)	See reclassification footnote under the table in the Motion Pictures Revenue discussion below.
Motion Pictures Revenue
     The following table sets forth the components of revenue and the changes in these components for the motion pictures reporting segment for the fiscal years ended March 31, 2010 and 2009:

	Year	Year
	Ended	Ended
	March 31,	March 31,	Increase (Decrease)
	2010	2009	Amount	Percent
		(Amounts in millions)
Motion Pictures
Theatrical	$139.4	$223.3	$(83.9)	(37.6%)
Home Entertainment (1)	591.4	694.2	(102.8)	(14.8%)
Television (1)	135.8	116.8	19.0	16.3%
International	73.4	81.6	(8.2)	(10.0%)
Lionsgate UK	74.3	60.7	13.6	22.4%
Mandate Pictures	99.1	45.5	53.6	117.8%
Other	5.9	11.8	(5.9)	(50.0%)

	$1,119.3	$1,233.9	$(114.6)	(9.3%)

(1)	For the years ended March 31, 2010 and 2009, $51.0 million and $53.5 million, respectively, of pay-per-view and video-on-demand revenue was reclassified from Television revenue to Home Entertainment revenue in order to be consistent with the current year presentation.
Motion Pictures — Theatrical Revenue
     The following table sets forth the titles contributing significant motion pictures theatrical revenue by fiscal years theatrical slate and the month of their release for the fiscal years ended March 31, 2010 and 2009:

Year Ended March 31,
2010		2009
	Theatrical Release Date		Theatrical Release Date
Fiscal 2010 Theatrical Slate:		Fiscal 2009 Theatrical Slate:
From Paris With Love	February 2010	The Haunting in Connecticut	March 2009
Daybreakers	January 2010	Madea Goes to Jail	February 2009
Spy Next Door	January 2010	My Bloody Valentine 3-D	January 2009
Brothers	December 2009	Transporter 3	November 2008
Precious	November 2009	Saw V	October 2008
Saw VI	October 2009	W.	October 2008
Gamer	September 2009	The Family That Preys	September 2008
I Can Do Bad All By Myself	September 2009	The Forbidden Kingdom	April 2008
Fiscal 2009 Theatrical Slate:
The Haunting in Connecticut	March 2009
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
Motion Pictures — Home Entertainment Revenue
     The following table sets forth the titles contributing significant motion pictures home entertainment revenue for the fiscal year ended March 31, 2010 and 2009:

Year Ended March 31,
2010		2009
	DVD Release Date		DVD Release Date
Fiscal 2010 Theatrical Slate:		Fiscal 2009 Theatrical Slate:
Brothers	March 2010	Punisher: War Zone	March 2009
Precious	March 2010	Transporter 3	March 2009
Gamer	January 2010	Bangkok Dangerous	January 2009
I Can Do Bad All By Myself	January 2010	My Best Friend's Girl	January 2009
Saw VI	January 2010	Saw V	January 2009
Crank: High Voltage	September 2009	The Family That Preys	January 2009
Fiscal 2009 Theatrical Slate:		The Forbidden Kingdom	September 2008
The Haunting In Connecticut	July 2009	Fiscal 2008 Theatrical Slate:
Madea Goes to Jail	June 2009	Meet the Browns	July 2008
My Bloody Valentine 3-D	May 2009	The Bank Job	July 2008
New In Town	May 2009	The Eye	June 2008
The Spirit	April 2009	Witless Protection	June 2008
		Rambo	May 2008
     The following table sets forth the components of home entertainment revenue by product category for the fiscal years ended March 31, 2010 and 2009:

	Year Ended March 31,
	2010			2009
	Packaged	Electronic		Packaged	Electronic
	Media	Media	Total	Media	Media	Total
			(Amounts in millions)
Home entertainment revenues (1)
Fiscal 2010 Theatrical Slate	$113.1	$5.8	$118.9	$—	$—	$—
Fiscal 2009 Theatrical Slate	129.9	41.2	171.1	173.6	5.0	178.6
Fiscal 2008 & Prior Theatrical Slate	35.8	4.0	39.8	198.4	38.9	237.3
Direct-to-DVD, acquired and licensed brands, acquired library & other	225.2	14.8	240.0	254.4	14.1	268.5
Other	19.5	2.1	21.6	8.5	1.3	9.8

	$523.5	$67.9	$591.4	$634.9	$59.3	$694.2

(1)	See reclassification footnote (1) under the table in the Motion Pictures Revenue discussion above.
     Home entertainment revenue of $591.4 million decreased $102.8 million, or 14.8%, in fiscal 2010 as compared to fiscal 2009. The decrease in home entertainment revenue in fiscal 2010 compared to fiscal 2009 is primarily due to fewer theatrical releases in fiscal 2010 as compared to fiscal 2009, resulting in lower revenues from theatrical slates, and the impact of the overall reduction of consumer spending on home entertainment products.
Motion Pictures — Television Revenue
     The following table sets forth the titles contributing significant motion pictures television revenue for the fiscal years ended March 31, 2010 and 2009:

Year Ended March 31,
2010	2009
Fiscal 2009 Theatrical Slate:	Fiscal 2009 Theatrical Slate:
Madea Goes to Jail	The Forbidden Kingdom
My Bloody Valentine 3-D	Fiscal 2008 Theatrical Slate:
Saw V	3:10 to Yuma
The Family That Preys	Good Luck Chuck
The Haunting In Connecticut	Meet the Browns
Transporter 3	Rambo
W.	Saw IV
Fiscal 2008 Theatrical Slate:	The Bank Job
Why Did I Get Married? — Feature	The Eye
Why Did I Get Married? - Feature
     The following table sets forth the components of television revenue by product category for the fiscal years ended March 31, 2010 and 2009:

	Year Ended March 31,
	2010
	2010	2009
	(Amounts in millions)
Television revenues (1)
Fiscal 2010 Theatrical Slate	$3.5	$—
Fiscal 2009 Theatrical Slate	89.0	9.6
Fiscal 2008 & Prior Theatrical Slate	26.8	92.7
Direct-to-DVD, acquired and licensed brands, acquired library & other	13.5	12.8
Other	3.0	1.7

	$135.8	$116.8

(1)	See reclassification footnote (1) under the table in the Motion Pictures Revenue discussion above.
     Television revenue included in motion pictures revenue of $135.8 million increased $19.0 million, or 16.3% in fiscal 2010 as compared to fiscal 2009. The contribution of television revenue from the titles listed above decreased $9.9 million in fiscal 2010 compared to fiscal 2009, and the contribution of television revenue from the titles not listed above increased $28.8 million in fiscal 2010 compared to fiscal 2009.
Motion Pictures — International Revenue
     The following table sets forth the titles contributing significant motion pictures international revenue for the fiscal year ended March 31, 2010 and 2009:

Year Ended March 31,
2010	2009
Fiscal 2010 Theatrical Slate:	Fiscal 2009 Theatrical Slate:
Brothers	My Best Friend's Girl
Saw VI	Punisher: War Zone
Fiscal 2009 Theatrical Slate:	Saw V
My Bloody Valentine 3-D	Fiscal 2008 Theatrical Slate:
Saw V	The Eye
Saw IV
     The following table sets forth the components of international revenue by product category for the fiscal years ended March 31, 2010 and 2009:

	Year Ended March 31,
	2010
	2010	2009
	(Amounts in millions)
International revenues
Fiscal 2011 Theatrical Slate	$0.3	$—
Fiscal 2010 Theatrical Slate	21.9	—
Fiscal 2009 Theatrical Slate	16.0	27.8
Fiscal 2008 & Prior Theatrical Slate	11.3	29.3
Direct-to-DVD, acquired and licensed brands, acquired library & other	17.9	18.3
Other	6.0	6.2

	$73.4	$81.6

     International revenue included in motion pictures revenue of $73.4 million decreased $8.2 million, or 10.0%, in fiscal 2010 as compared to fiscal 2009. The decrease in international revenue in fiscal 2010 compared to fiscal 2009 is mainly due to a decrease in revenues from the theatrical slates, and a decrease in revenues from direct-to-DVD, acquired and licensed brands, acquired library and other products in fiscal 2010 compared to fiscal 2009.
Motion Pictures — Lionsgate UK Revenue
     The following table sets forth the titles contributing significant Lionsgate UK revenue for the fiscal year ended March 31, 2010 and 2009:

Year Ended March 31,
2010	2009
Fiscal 2010 Theatrical Slate:	Fiscal 2009 Theatrical Slate:
Saw VI	My Bloody Valentine 3-D
Fiscal 2009 Theatrical Slate:	Saw V
My Bloody Valentine 3-D	Fiscal 2008 Theatrical Slate:
LGUK Theatrical Slate:	Saw IV
Harry Brown	The Bank Job
The Hurt Locker	LGUK Theatrical Slate:
Other:	Righteous Kill
Drag Me To Hell
     The following table sets forth the components of Lionsgate UK revenue by product category for the fiscal years ended March 31, 2010 and 2009:

	Year Ended March 31,
	2010
	2010	2009
	(Amounts in millions)
Lionsgate UK revenues
Fiscal 2010 Theatrical Slate	$10.4	$—
Fiscal 2009 Theatrical Slate	10.0	17.4
Fiscal 2008 & Prior Theatrical Slate	8.9	21.3
Lionsgate UK and third party product	25.2	15.9
Direct-to-DVD, acquired and licensed brands, acquired library & other	12.3	5.1
Other	7.5	1.0

	$74.3	$60.7

     Lionsgate UK revenue of $74.3 million increased $13.6 million, or 22.4%, in fiscal 2010 as compared to fiscal 2009. The increase in Lionsgate UK revenue in fiscal 2010 compared to fiscal 2009 is mainly due to stronger performance of theatrical releases in the United Kingdom for titles such as Hurt Locker and Drag Me To Hell in fiscal 2010 as compared to fiscal 2009. The contribution of Lionsgate UK revenue from the titles listed above increased $5.4 million in fiscal 2010 compared to fiscal 2009, and the contribution of Lionsgate UK revenue from the titles not listed in the table above increased $8.2 million in fiscal 2010 compared to fiscal 2009.

Motion Pictures — Mandate Pictures Revenue
     The following table sets forth the titles contributing significant Mandate Pictures revenue for the fiscal years ended March 31, 2010 and 2009:

Year Ended March 31,
2010	2009
Drag Me To Hell	30 Days of Night
Horsemen	Harold and Kumar Escape from Guantanamo Bay
Juno	Juno
Passengers	Nick and Norah’s Infinite Playlist
Whip It	Passengers
     Mandate Pictures revenue includes revenue from the sales and licensing of domestic and worldwide rights of titles developed or acquired by Mandate Pictures to third-party distributors or international sub-distributors. Mandate Pictures revenue of $99.1 million increased $53.6 million, or 117.8%, in fiscal 2010 as compared to fiscal 2009. The increase in Mandate Pictures revenue in fiscal 2010 compared to fiscal 2009 is mainly due to the higher contribution of Mandate Pictures revenue from titles listed above, in particular from Drag Me To Hell in fiscal 2010 as compared to fiscal 2009.
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
     The following table sets forth the number of television episodes and hours delivered included in Lionsgate Television domestic series licensing revenue in the fiscal year ended March 31, 2010 and 2009, respectively:

		Year Ended
		March 31, 2010
		Episodes	Hours
Nurse Jackie Season 2	1/2hr	12	6.0
Nurse Jackie Season 1	1/2hr	12	6.0
Blue Mountain State Season 1	1/2hr	13	6.5
Weeds Season 5	1/2hr	13	6.5
Crash TV Series Season 2	1hr	13	13.0
Mad Men Season 3	1hr	13	13.0

		76	51.0

		Year Ended
		March 31, 2009
		Episodes	Hours
Weeds Season 4	1/2hr	13	6.5
Fear Itself	1hr	13	13.0
Crash TV Series Season 1	1hr	13	13.0
Mad Men Season 2	1hr	13	13.0
Scream Queens	1hr	8	8.0
Pilots	1/2hr	2	1.0

		62	54.5

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
     The increase in revenue from home entertainment releases of television production is primarily driven by DVD/Blu-ray revenue from Weeds Season 4 and Season 5 (released June 2009 and January 2010, respectively), and Mad Men Season 2 and Season 3 (released July 2009 and March 2010, respectively).
Media Networks Revenue
     Media Networks revenue was $19.3 million in fiscal 2010 for the period from April 1, 2009 to May 27, 2009 compared to $10.3 million in fiscal 2009 for the period from the acquisition date of February 28, 2009 to March 31, 2009. The results of operations of TV Guide Network are included in the Company’s consolidated results from February 28, 2009 through May 27, 2009. A portion of the entity was sold on May 28, 2009. Subsequent to the sale of TV Guide Network, and pursuant to the new accounting guidance for accounting for variable interest entities, effective April 1, 2010 which the Company has retrospectively applied, the Company’s interest in TV Guide Network is being accounted for under the equity method of accounting.
Direct Operating Expenses
     The following table sets forth direct operating expenses by segment for the fiscal year ended March 31, 2010 and 2009:

		Year Ended				Year Ended
	March 31, 2010				March 31, 2009
	Motion	Television	Media		Motion	Television	Media
	Pictures	Production	Networks	Total	Pictures	Production	Networks	Total
				(Amounts in millions)
Direct operating expenses
Amortization of films and television programs	$302.0	$202.4	$7.3	$511.7	$329.2	$125.7	$3.8	$458.7
Participation and residual expense	188.8	75.9	0.2	264.9	279.0	49.3	—	328.3
Other expenses	0.8	0.7	(0.1)	1.4	5.1	1.8	(0.1)	6.8

	$491.6	$279.0	$7.4	$778.0	$613.3	$176.8	$3.7	$793.8

Direct operating expenses as a percentage of segment revenues	43.9%	79.5%	38.3%	52.2%	49.7%	79.6%	35.9%	54.1%
     Direct operating expenses of the motion pictures segment of $491.6 million for fiscal 2010 were 43.9% of motion pictures revenue, compared to $613.3 million, or 49.7%, of motion pictures revenue for fiscal 2009. The decrease in direct operating expense of the motion pictures segment in fiscal 2010 as a percent of revenue is due primarily to a fiscal 2009 charge for a home entertainment library distribution contract of family entertainment titles, and a decrease in investment in film write-downs for fiscal 2010, partially offset by an increase in direct operating expenses as a percentage of revenue attributed to Mandate Pictures in fiscal 2010. Direct operating expenses of Mandate Pictures are higher in relation to revenue as compared to the rest of the motion pictures segment, however, Mandate Pictures does not incur significant distribution and marketing expenses. Investment in film write-downs of the motion picture segment totaled approximately $12.5 million for fiscal 2010, compared to $37.3 million for 2009. Also, in fiscal 2009, we recorded a charge of $36.1 million for a participation reserve in connection with a home entertainment library distribution contract of family entertainment titles entered into in fiscal 2009 due to the actual and expected future underperformance of the titles in this library. The fiscal 2010 write-downs included write-downs on two titles over $1.0 million which aggregated $7.4 million. The fiscal 2009 write-downs included write-downs on six titles over $1.0 million which aggregated $26.9 million of the total charges due to the lower than anticipated performance of six titles and $5.1 million of write-downs of film libraries acquired due to the underperformance of those libraries. Other expenses consist of the provision for doubtful accounts and foreign exchange gains and losses. The provision for doubtful accounts decreased from $3.7 million in fiscal 2009 to $1.4 million in fiscal 2010. Foreign exchange gains and losses included a loss of $3.1 million in fiscal 2009 to a gain of less than $0.1 million in fiscal 2010 due to changes in exchange rates.
     Direct operating expenses of the television production segment of $279.0 million for fiscal 2010 were 79.5% of television revenue, compared to $176.8 million, or 79.6%, of television revenue for fiscal 2009. The increase in direct operating expense of the television production segment in fiscal 2010 is due to the increase in television production revenue in fiscal 2010 as compared to fiscal 2009. In fiscal 2010, $12.6 million of charges for costs incurred in excess of contracted revenues for episodic television series or write-downs of television film costs were included in the amortization of television programs, compared to $9.1 million in fiscal 2009. The fiscal 2010 write-downs included write-downs on five titles over $1.0 million which aggregated $10.5 million, of which $4.9 million related to one television series. The fiscal 2009 write-downs included write-downs on four titles over $1.0 million which aggregated $7.7 million.
     Direct operating expenses of the media networks segment in fiscal 2010 were for the period from April 1, 2009 to May 27, 2009, and in fiscal 2009 were for the period from the acquisition date of February 28, 2009 to March 31, 2009. Direct operating expenses of $7.4 million for fiscal 2010 consists primarily of programming expenses associated with the production of such programs as Idol Tonight and Hollywood 411.
Distribution and Marketing Expenses
     The following table sets forth distribution and marketing expenses by segment for the fiscal year ended March 31, 2010 and 2009:

		Year Ended				Year Ended
	March 31, 2010				March 31, 2009
	Motion	Television	Media		Motion	Television	Media
	Pictures	Production	Networks	Total	Pictures	Production	Networks	Total
				(Amounts in millions)
Distribution and marketing expenses
Theatrical	$237.6	$0.2	$—	$237.8	$330.5	$—	$—	$330.5
Home Entertainment (1)	195.7	18.7	—	214.4	258.6	10.5	—	269.1
Television (1)	0.9	8.5	—	9.4	1.8	10.4	—	12.2
International	4.7	3.7	—	8.4	6.3	3.8	—	10.1
Lionsgate UK	31.1	1.1	—	32.2	42.4	0.5	—	42.9
Media Networks	—	—	2.0	2.0	—	—	1.9	1.9
Other	1.7	0.3	—	2.0	2.1	0.8	—	2.9

	$471.7	$32.5	$2.0	$506.2	$641.7	$26.0	$1.9	$669.6

(1)	For the years ended March 31, 2010 and 2009, $3.0 million and $3.2 million, respectively, of pay-per-view and video-on-demand distribution and marketing expenses were reclassified from Television to Home Entertainment distribution and marketing expenses in order to be consistent with the current year presentation.
     The majority of distribution and marketing expenses relate to the motion pictures segment. Theatrical P&A in the motion pictures segment in fiscal 2010 of $237.6 million decreased $92.9 million, or 28.1%, compared to $330.5 million in fiscal 2009. The decrease is driven by the lower number of theatrical releases in fiscal 2010 as compared to fiscal 2009. Domestic theatrical P&A from the motion pictures segment in fiscal 2010 included P&A incurred on the release of Brothers, Daybreakers, From Paris With Love, Gamer, I Can Do Bad All By Myself, Saw VI, Precious, and Spy Next Door, which individually represented between 5% and 13% of total theatrical P&A and, in the aggregate, accounted for approximately 79% of the total theatrical P&A. Approximately $48.0 million of P&A was incurred on titles that did not contribute significant revenue in fiscal 2010, of which $31.9 million was P&A related to titles to be released in the future such as Kick-Ass, Killers, The Expendables, and Why Did I Get Married Too?. Domestic theatrical P&A from the motion pictures segment in fiscal 2009 included P&A incurred on the release of Bangkok Dangerous, Disaster Movie, Madea Goes to Jail, My Best Friend’s Girl, My Bloody Valentine 3-D, New In Town, Punisher: War Zone, Saw V, The Family That Preys, The Haunting in Connecticut, The Spirit and Transporter 3, which individually represented between 5% and 9% of total theatrical P&A and, in the aggregate, accounted for 89% of the total theatrical P&A. Approximately $167.1 million of P&A was incurred on titles that did not contribute significant revenue in fiscal 2009, of which $4.6 million was P&A related to titles to be released in the future, such as Crank: High Voltage and Precious.
     Home entertainment distribution and marketing costs on motion pictures and television production in fiscal 2010 of $214.4 million decreased $54.7 million, or 20.3%, compared to $269.1 million in fiscal 2009. The decrease in home entertainment distribution and marketing costs is mainly due to the decrease in revenue in fiscal 2010 as compared to fiscal 2009. Home entertainment distribution and marketing costs as a percentage of home entertainment revenues was 32.5% and 36.9% in fiscal 2010 and fiscal 2009, respectively. The decrease in distribution and marketing costs as a percentage of home entertainment revenues was mainly due to lower marketing expenses as a percentage of revenue incurred in fiscal 2010 as compared to 2009.
     Lionsgate UK distribution and marketing expenses in the motion pictures segment in fiscal 2010 of $31.1 million decreased from $42.4 million in fiscal 2009, due to fewer theatrical releases in fiscal 2010 as compared to fiscal 2009.
     Media Networks distribution and marketing expenses in fiscal 2010 were for the period from April 1, 2009 to May 27, 2009 and in fiscal 2009 were for the period from the acquisition date of February 28, 2009 to March 31, 2009, and include transmission marketing and promotion expenses.
General and Administrative Expenses
     The following table sets forth general and administrative expenses by segment for the fiscal years ended March 31, 2010 and 2009:

	Year	Year
	Ended	Ended
	March 31,	March 31	Increase (Decrease)
	2010	2009	Amount	Percent
		(Amounts in millions)
General and administrative expenses
Motion Pictures	$47.3	$49.6	$(2.3)	(4.6%)
Television Production	9.7	13.1	(3.4)	(26.0%)
Shared services and corporate expenses, excluding items below	55.3	59.3	(4.0)	(6.7%)

Total general and administrative expenses before stock-based compensation expense, shareholder activist matter expenses, and Media Networks	112.3	122.0	(9.7)	(8.0%)

Stock-based compensation expense	18.8	9.8	9.0	91.8%
Shareholder activist matter	5.8	1.0	4.8	NM
Media Networks	6.2	3.8	2.4	63.2%

	30.8	14.6	16.2	111.0%

Total general and administrative expenses	$143.1	$136.6	$6.5	4.8%

Total general and administrative expenses as a percentage of revenue	9.6%	9.3%

General and administrative expenses excluding stock-based compensation expense, shareholder activist matter expenses, and Media Networks, as a percentage of revenue	7.5%	8.3%

NM	— Percentage not meaningful
Total General and Administrative Expenses
     General and administrative expenses increased by $6.5 million, or 4.8%, as reflected in the table above and further discussed below.
Motion Pictures
     General and administrative expenses of the motion pictures segment decreased $2.3 million, or 4.6%, mainly due to a decrease in other general overhead such as travel and entertainment expenses and facility expenses. In fiscal 2010, $7.9 million of motion pictures overhead was capitalized compared to $7.7 million in fiscal 2009.
Television Production
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
Media Networks
     Media Networks general and administrative expenses in fiscal 2010 were for the period from April 1, 2009 to May 27, 2009 and in fiscal 2009 were for the period from the acquisition date of February 28, 2009 to March 31, 2009.

Shared Services and Corporate Expenses
     Shared services and corporate expenses increased $9.8 million, or 14.0%, mainly due to $4.8 million of legal and professional fees associated with a shareholder activist matter and increases in stock-based compensation, partially offset by decreases in other professional fees, rent and facility expenses, and compensation expenses.
     Stock-Based Compensation Expense. The following table sets forth stock-based compensation expense (benefit) included in unallocated shared services and corporate expenses for the years ended March 31, 2010 and 2009:

	Year	Year
	Ended	Ended
	March 31,	March 31	Increase (Decrease)
	2010	2009	Amount	Percent
		(Amounts in millions)
Stock-Based Compensation Expense:
Stock options	$3.2	$3.2	$—	0.0%
Restricted share units and other share-based compensation	14.4	10.1	4.3	42.6%
Stock appreciation rights	1.2	(3.5)	4.7	(134.3%)

	$18.8	$9.8	$9.0	91.8%

     At March 31, 2010, there were unrecognized compensation costs of approximately $16.8 million related to stock options and restricted share units previously granted, including annual installments of share grants that were subject to performance targets, which will be expensed over the remaining vesting periods. At March 31, 2010, 894,554 shares of restricted share units have been awarded to four key executive officers, the vesting of which will be subject to performance targets to be set annually by the Compensation Committee of the Board of Directors of the Company. These restricted share units will vest in three, four, and five annual installments assuming annual performance targets have been met. The fair value of the 894,554 shares, whose future annual performance targets have not been set, was $5.6 million, based on the market price of the Company’s common shares as of March 31, 2010. The market value will be re-measured when the annual performance criteria are set and the value will be expensed over the remaining vesting periods once it becomes probable that the performance targets will be satisfied.
Depreciation, Amortization and Other Expenses (Income)
     Depreciation and amortization of $12.5 million in fiscal 2010 increased $4.8 million, or 62.3%, from $7.7 million in fiscal 2009, primarily associated with $3.2 million of depreciation and amortization recorded in fiscal 2010 from the Media Networks segment prior to its deconsolidation.
     Interest expense of $47.2 million in fiscal 2010 increased $12.9 million, or 37.6%, from $34.3 million in fiscal 2009. The following table sets forth the components of interest expense for the years ended March 31, 2010 and 2009:

	Year	Year
	Ended	Ended
	March 31,	March 31
	2010	2009
	(Amounts in millions)
Interest Expense
Cash Based:
Senior revolving credit facility	$5.8	$2.9
Convertible senior subordinated notes	9.1	10.6
Senior secured second priority notes	10.8	—
Other	1.8	1.6

	27.5	15.1

Non-Cash Based:
Amortization of discount on liability component of convertible senior subordinated notes	16.1	15.5
Amortization of discount on senior secured second priority notes	0.4	—
Amortization of deferred financing costs	3.2	3.7

	19.7	19.2

	$47.2	$34.3

     Interest expense increased in fiscal 2010 due to additional interest expense related to the Senior Notes issued in fiscal 2010, and higher average outstanding balances under our senior revolving credit facility, as compared to the average outstanding balance of fiscal 2009.
     Interest and other income was $1.5 million in fiscal 2010, compared to $5.8 million in fiscal 2009. Interest and other income in fiscal 2010 was earned on the cash balance and restricted investments held during the fiscal year ended March 31, 2010.
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
     The following table represents our portion of the income or (loss) of our equity method investees based on our percentage ownership for the years ended March 31, 2010 and 2009:

	March 31,	Year	Year
	2010	Ended	Ended
	Ownership	March 31	March 31
	Percentage	2010	2009
		(Amounts in millions)
Horror Entertainment, LLC (“FEARnet”)	33.3%	$(0.6)	$(5.3)
NextPoint, Inc. (“Break Media”)	42.0%	(0.8)	(2.6)
Roadside Attractions, LLC	43.0%	(0.1)	(0.1)
Studio 3 Partners, LLC (“EPIX”) (1)	31.2%	(26.6)	(1.0)
TV Guide Network (2)	51.0%	(0.1)	—

		$(28.2)	$(9.0)

(1)	We license certain of our theatrical releases and other films and television programs to EPIX. A portion of the profits of these licenses reflecting our ownership share in the venture are eliminated through an adjustment to the equity interest loss of the venture. These profits are recognized as they are realized by the venture. For the year ended March 31, 2010, the Company recognized $38.6 million of revenue and $26.3 million of gross profit on the licensing of films to EPIX. The equity interest loss for EPIX for the year ended March 31, 2010 includes $18.8 million, which represents our share of the EPIX losses of $61.5 million for the year ended December 31, 2009, and $8.1 million representing the elimination of our share of profits on sales to EPIX, reduced by the realization of a portion of the profits previously eliminated on licenses to the venture of $0.2 million.

(2)	The equity interest loss for TV Guide Network for the year ended March 31, 2010 includes $10.6 million, which represents our share of the TV Guide Network losses of $19.3 million for the year ended March 31, 2010, reduced by our share of income from the accretion of dividend and discount on TV Guide Network’s redeemable preferred stock units of $10.5 million.
Income Tax Provision
     We had an income tax expense of $1.2 million, or (6.7%), of loss before income taxes in fiscal 2010, compared to an expense of $2.7 million, or (1.6%), of loss before income taxes in fiscal 2009. The tax expense reflected in fiscal 2010 is primarily attributable to U.S. and Canadian income taxes and foreign withholding taxes. Our actual annual effective tax rate will differ from the statutory federal rate as a result of several factors, including changes in the valuation allowance against net deferred tax assets, non-temporary differences, foreign income taxed at different rates, and state and local income taxes. Income tax loss carryforwards, subject to certain limitations that may prevent us from fully utilizing them, amount to approximately $156.2 million for U.S. federal income tax purposes available to reduce income taxes over twenty years, $131.1 million for U.S. state income tax purposes available to reduce income taxes over future years with varying expirations, $27.3 million for Canadian income tax purposes available to reduce income taxes over 20 years with varying expirations, and $15.9 million for UK income tax purposes available indefinitely to reduce future income taxes.
Net Loss
     Net loss for the fiscal year ended March 31, 2010 was $19.5 million, or basic and diluted net loss per common share of $0.17 on 117.5 million weighted average common shares outstanding. This compares to net loss for the fiscal year ended March 31, 2009 of $178.5 million, or basic and diluted net loss per common share of $1.53 on 116.8 million weighted average common shares outstanding.
Liquidity and Capital Resources
     Our liquidity and capital resources have been provided principally through cash generated from operations, our senior revolving credit facility, senior secured second-priority notes, issuance of convertible senior subordinated notes, the Film Credit Facility (as hereafter defined), borrowings under individual production loans, our Pennsylvania Regional Center credit facility, and certain participation financing arrangements.
Senior Revolving Credit Facility
     Outstanding Amount. At March 31, 2011, we had borrowings of $69.8 million (March 31, 2010 — $17.0 million).
     Availability of Funds. At March 31, 2011, there was $255.2 million available (March 31, 2010 — $297.4 million). The senior revolving credit facility provides for borrowings and letters of credit up to an aggregate of $340 million. The availability of funds is limited by a borrowing base and also reduced by outstanding letters of credit which amounted to $15.0 million at March 31, 2011 (March 31, 2010 — $25.6 million).
     Maturity Date. The senior revolving credit facility expires July 25, 2013.
     Interest. As of March 31, 2011, the senior revolving credit facility bore interest of 2.5% over the “Adjusted LIBOR” rate (effective interest rate of 2.74% and 2.75% as of March 31, 2011 and March 31, 2010, respectively).
     Commitment Fee. We are required to pay a quarterly commitment fee based upon 0.375% per annum on the total senior revolving credit facility of $340 million less the amount drawn.
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
     Change in Control. Under the senior revolving credit facility, we may also be subject to an event of default upon a change in control (as defined in the senior revolving credit facility) which, among other things, includes a person or group acquiring ownership or control in excess of 50% (amended from 20% on June 22, 2010) of our common stock.

Senior Secured Second-Priority Notes
     On October 21, 2009, LGEI issued $236.0 million aggregate principal amount of the Senior Notes in a private offering conducted pursuant to Rule 144A and Regulation S under the Securities Act.
     On May 13, 2011, LGEI issued approximately $200.0 million aggregate principal amount of the Additional Senior Notes in a private offering conducted pursuant to Rule 144A and Regulation S under the Securities Act. The Additional Senior Notes were issued pursuant the Supplemental Indenture among LGEI, the Company, the subsidiary guarantors party thereto, and U.S. Bank National Association, as trustee. The Supplemental Indenture amended the Indenture to, among other things, enable the Issuer to issue additional notes having the same terms as the Senior Notes, except for the issue date, issue price and first interest payment, in an aggregate principal amount of up to $200.0 million. The Additional Senior Notes were sold at 102.219% of the principal amount plus accrued interest thereon from May 1, 2011, resulting in gross proceeds of approximately $204.4 million and net proceeds of approximately $197.2 million after certain transaction costs, and approximately $191.6 million after $5.6 million paid in connection with the consent solicitation of holders of the Senior Notes. A portion of the proceeds were used to pay down amounts outstanding under our senior secured credit facility. The Additional Senior Notes accrue interest at a rate of 10.25% per annum from May 1, 2011 and will be payable semiannually on May 1 and November 1 of each year, commencing on November 1, 2011. The Additional Senior Notes will mature on November 1, 2016.
     Outstanding Amount. The outstanding amount is set forth in the table below:

	March 31,	March 31,
	2011	2010
	(Amounts in thousands)
Principal amount of Senior Secured Second-Priority Notes	$236,000	$236,000
Unamortized discount (remaining period as of March 31, 2011 of 5.6 years )	(9,669)	(10,845)

Net carrying amount of Senior Secured Second-Priority Notes	$226,331	$225,155

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
     Security. The Senior Notes are guaranteed on a senior secured basis by us, and certain wholly-owned subsidiaries of both us and LGEI. The Senior Notes are ranked junior in right of payment to our senior revolving credit facility, ranked equally in right of payment to our convertible senior subordinated notes, and ranked senior to any of our unsecured debt.
     Covenants. The Senior Notes contain certain restrictions and covenants that, subject to certain exceptions, limit our ability to incur additional indebtedness, pay dividends or repurchase our common shares, make certain loans or investments, and sell or otherwise dispose of certain assets subject to certain conditions, among other limitations.
     Under the terms of the Senior Notes and Additional Senior Notes, there are certain covenants which restrict the Company’s ability to incur certain additional indebtedness, make certain “restricted payments” as defined, and other items. These covenants require certain ratios, such as the Secured Leverage Ratio and Consolidated Leverage Ratio (as defined in the indentures), meet certain specified thresholds before such additional indebtedness, restricted payments or other items are permitted under the terms of the indenture. These ratios are partially based on the net borrowing base amount, as calculated pursuant to the indenture. The following table sets forth the total gross and net borrowing base and certain components of the borrowing base as prescribed by the indenture to the Senior Notes and Additional Senior Notes:

Borrowing
Base
Definition
Clause (2)	Category Name	March 31, 2011
		Gross (1)		Rate	Net (1)
		(Amounts in millions)
(i)	Eligible Major Domestic Receivables	$201.2	@	100%	$201.2
(ii)	Eligible Acceptable Domestic Receivables	130.6	@	90%	117.5
(iii)	Eligible Acceptable Foreign Receivables	34.7	@	85%	29.4
(iv)	Acceptable Tax Credits	53.7	@	85%/75%	42.7
(v)	Other Domestic Receivables	16.1	@	50%	8.1
(vi)	Other Foreign Receivables	20.1	@	50%	10.1

	Borrowing Base from Receivables	$456.4			$409.0
(vii)	Eligible Film Library	594.5		50%	297.2
(viii)	Eligible Video Cassette Inventory	28.7		50%	10.0
(ix)	Total Home Video, Pay Television, Free Television Credits	147.0		Misc.	147.0
(xiii)	Cash Collateral Accounts	1.3		100%	1.3
(xiv)	P&A Credit	19.0		50%	9.5

	Borrowing Base at March 31, 2011	$1,246.9			$874.0

(1)	Gross amount represents the amount as of each applicable category and the net amounts represents the acceptable portion of that amount permitted to be counted in the Borrowing Base (as defined) under the indenture.

(2)	The following numbered clauses from the Borrowing Base definition were either not applicable or not material as of March 31, 2011: (x) Direct to Video Credit; (xi) Foreign Rights Credit; (xii) Eligible L/C Receivables.
Convertible Senior Subordinated Notes
     As of March 31, 2011 we have convertible senior subordinated notes outstanding of $136.4 million in aggregate principal amount (carrying value — $107.3 million). In October 2011, March 2012 and March 2015 $46.3 million, $23.5 million and $66.6 million, respectively, of these convertible senior subordinated notes are redeemable by the holder.
     July 20, 2010 Refinancing Exchange Agreement. On July 20, 2010, we entered into a Refinancing Exchange Agreement to exchange approximately $36.0 million in aggregate principal amount of the February 2005 3.625% Notes and approximately $63.7 million in aggregate principal amount of the October 2004 2.9375% Notes for equal principal amounts, respectively, of new 3.625% Convertible Senior Subordinated Notes due 2027 (the “New 3.625% Notes”) and new 2.9375% Convertible Senior Subordinated Notes due 2026 (the “New 2.9375% Notes”, and together with the New 3.625% Notes, the “New Notes”). The New Notes took effect immediately and all terms were identical to the February 2005 3.625% Notes and October 2004 2.9375% Notes except that the New Notes had an extended maturity date, extended put rights by two years, and were immediately convertible at an initial conversion rate of 161.2903 of our common shares per $1,000 principal amount of New Notes (conversion price per share of $6.20), subject to specified contingencies.
     On July 20, 2010, the New Notes were converted into 16,236,305 of our common shares. As a result, the New Notes are no longer outstanding as of July 20, 2010.
Key Terms of Convertible Senior Subordinated Notes
October 2004 2.9375% Notes. In October 2004, LGEI sold $150.0 million of the October 2004 2.9375% Notes.
     Outstanding Amount: As of March 31, 2011, $46.3 million of aggregate principal amount (carrying value — $44.7 million) of the October 2004 2.9375% Notes remain outstanding.

     Interest: Interest on the October 2004 2.9375% Notes is payable semi-annually on April 15 and October 15.
     Maturity Date: The October 2004 2.9375% Notes mature on October 15, 2024.
     Redeemable by LGEI: From October 15, 2010 to October 14, 2011, LGEI may redeem the October 2004 2.9375% Notes at 100.420% and thereafter, LGEI may redeem the October 2004 2.9375% Notes at 100%.
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
February 2005 3.625% Notes. In February 2005, LGEI sold $175.0 million of the February 2005 3.625% Notes.
     Outstanding Amount: As of March 31, 2011, $23.5 million of aggregate principal amount (carrying value — $22.1 million) of the February 2005 3.625% Notes remain outstanding.
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
     Outstanding Amount: As of March 31, 2011, $66.6 million of aggregate principal amount (carrying value — $40.4 million) of the April 2009 3.625% Notes remain outstanding.
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
Production Loans and Participation Financing Arrangements
Individual Production Loans
     As of March 31, 2011 amounts outstanding under individual production loans was $181.8 million. Individual productions loans represent individual loans for the production of film and television programs that we produce. Individual production loans have contractual repayment dates either at or near the expected completion date, with the exception of certain loans containing repayment dates on a longer term basis. Individual production loans of $121.9 million incur interest at rates ranging from 3.45% to 4.25%, and approximately $60.0 million of production loans are non-interest bearing.
Film Credit Facility
     On October 6, 2009, we entered into a revolving film credit facility agreement, as amended effective December 31, 2009 and June 22, 2010 (the “Film Credit Facility”), which provides for borrowings for the acquisition or production of motion pictures.

     Outstanding Amount. At March 31, 2011, we had borrowings of $20.4 million (March 31, 2010 — $35.7 million).
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
     Interest. As of March 31, 2011, the Film Credit Facility bore interest of 3.25% over the “LIBO” rate (as defined in the credit agreement). The weighted average interest rate on borrowings outstanding as of March 31, 2011 was 3.49% (March 31, 2010 — 3.50%).
     Commitment Fee. We are required to pay a quarterly commitment fee of 0.75% per annum on the unused commitment under the Film Credit Facility.
     Security. Borrowings under the Film Credit Facility are subject to a borrowing base calculation and are secured by interests in the related motion pictures, together with certain other receivables from other motion picture and television productions pledged by us, including a minimum pledge of such receivables of $25 million. Receivables pledged to the Film Credit Facility must be excluded from the borrowing base calculation under our senior revolving credit facility as described in Note 9 to our audited consolidated financial statements.
Pennsylvania Regional Center
     General. On April 9, 2008, we entered into a loan agreement with the Pennsylvania Regional Center which provides for the availability of production loans up to $65,500,000 on a five-year term for use in film and television productions in the State of Pennsylvania. The amount that was borrowed was limited to approximately one half of the qualified production costs incurred in the State of Pennsylvania through the two-year period ended April 2010, and is subject to certain other limitations. Under the terms of the loan, for every dollar borrowed, the Company’s production companies are required (within a two-year period) to either create a specified number of jobs, or spend a specified amount in certain geographic regions in the State of Pennsylvania.
     Outstanding Amount. At March 31, 2011, we had borrowings of $65.5 million (fair value — $62.0 million) (March 31, 2010 — $65.7 million which includes accrued interest of $0.2 million).
     Availability of Funds. At March 31, 2011, there were no amounts available under this agreement (March 31, 2010 — nil).
     Maturity Date. All amounts borrowed under this loan agreement with the Pennsylvania Regional Center are due April 11, 2013, five years from the date that we began to borrow under this agreement.
     Interest. Amounts borrowed under the agreement carry an interest rate of 1.5%, which is payable semi-annually.
     Security. The loan is secured by a first priority security interest in our film library pursuant to an intercreditor agreement with our senior lender under our senior revolving credit facility. Pursuant to the terms of our senior revolving credit facility, we are required to maintain certain collateral equal to the loans outstanding plus 5% under this facility. Such collateral can consist of cash, cash equivalents or debt securities, including our convertible senior subordinated notes repurchased. As of March 31, 2011, $72.8 million principal value (fair value — $72.4 million) of our convertible senior subordinated notes repurchased in December 2009 (see Note 13 to our consolidated financial statements) was held as collateral under our senior revolving credit facility (March 31, 2010 — $72.8 million principal value, $69.5 million fair value).
Participation Financing Arrangements
     Theatrical Slate Participation. On May 29, 2009, we terminated our theatrical slate participation arrangement with Pride Pictures, LLC (“Pride”), an unrelated entity. The arrangement was evidenced by, among other documents, that certain Master Covered Picture Purchase Agreement (the “Master Picture Purchase Agreement”) between us and LG Film Finance I, LLC (“FilmCo”) and that certain Limited Liability Company Agreement for FilmCo by and between us and Pride, each dated as of May 25, 2007 and amended on January 30, 2008. Under the arrangement, Pride contributed, in general, 50% of our production, acquisition, marketing and distribution costs of theatrical feature films and participated in a pro rata portion of the pictures’ net profits or losses similar to a co-production arrangement based on the portion of costs funded. Amounts provided from Pride were reflected as a participation liability. In late 2008, the administrative agent for the senior lenders under Pride’s senior credit facility took the position, among others, that the senior lenders did not have an obligation to continue to fund under the senior credit facility because the conditions precedent to funding set forth in the senior credit facility could not be satisfied. We were not a party to the credit facility. Consequently, Pride did not purchase the pictures The Spirit, My Bloody Valentine 3-D and Madea Goes To Jail. Thereafter, on April 20, 2009, after failed attempts by us to facilitate a resolution, we gave FilmCo and Pride notice that FilmCo, through Pride’s failure to make certain capital contributions, was in default of the Master Picture Purchase Agreement. On May 5, 2009, the representative for the Pride equity and the Pride mezzanine investor responded that the required amount was fully funded and that it had no further obligations to make any additional capital contributions. Consequently, on May 29, 2009, we gave notice of termination of the Master Picture Purchase Agreement. Since May 29, 2009, there have been no developments with respect to the arrangement. Although we will no longer receive financing as provided from the participation of Pride in our films, we do not believe this will have a material adverse effect to our business.
     Société Générale de Financement du Québec. On July 30, 2007, we entered into a four-year filmed entertainment slate participation agreement with Société Générale de Financement du Québec (“SGF”), the Québec provincial government’s investment arm. SGF will provide up to 35% of production costs of television and feature film productions produced in Québec for a four-year period for an aggregate participation of up to $140 million, and we will advance all amounts necessary to fund the remaining budgeted costs. The maximum aggregate of budgeted costs over the four-year period will be $400 million, including our portion, but no more than $100 million per year. In connection with this agreement, we and SGF will proportionally share in the proceeds derived from the productions after we deduct a distribution fee, recoup all distribution expenses and releasing costs, and pay all applicable third party participations and residuals. Under the terms of the arrangement, $35 million is available through July 30, 2011. Of the $35 million available through July 30, 2011, $5.3 million was provided through March 31, 2011, with the remaining commitment expiring on July 30, 2011.
Filmed Entertainment Backlog
     Filmed Entertainment Backlog. Backlog represents the amount of future revenue not yet recorded from contracts for the licensing of films and television product for television exhibition and in international markets. Backlog at March 31, 2011 and 2010 is $532.0 million and $448.9 million, respectively.
Discussion of Operating, Investing, Financing Cash Flows
     Cash Flows Provided By/Used in Operating Activities. Cash flows provided by operating activities for the year ended March 31, 2011 were $42.3 million, compared to cash flows used in operating activities for the year ended March 31, 2010 of $135.0 million, and cash flows used in operating activities for the year ended March 31, 2009 of $101.9 million. The decrease in cash used in operating activities was primarily due to increases in cash provided by changes in accounts receivable, accounts payable and accrued liabilities, participations and residuals, film obligations and deferred revenues, increases in non-cash stock-based compensation, loss on extinguishment of debt and equity interest loss, offset by a higher net loss generated in the year ended March 31, 2011 compared to the year ended March 31, 2010, and increases in restricted cash and investment in films and television programs. The increase in cash used in operating activities in fiscal 2010 of $135.0 million as compared to $101.9 million in fiscal 2009 was primarily due to increases in accounts receivable, decreases in cash provided by changes in accounts payable and accrued liabilities, participations and residuals, film obligations, and deferred revenue, offset by decreases in investment in films and television programs, a lower net loss generated in the year ended March 31, 2010, and a higher amortization of films and television programs.
     Cash Flows Used in Investing Activities. Cash flows used in investing activities of $28.4 million for the year ended March 31, 2011 consisted of $15.0 million for the buy-out of the earn-out associated with the acquisition of Debmar-Mercury (see Note 17 to our audited consolidated financial statements), $2.8 million for purchases of property and equipment and $24.7 million of capital contributions to companies accounted as equity method investments, partially offset by $8.1 million repayments on loans made to a third party producer and net proceeds of $7.0 million from the sale of restricted investments. Cash flows used in investing activities of $43.9 million for the year ended March 31, 2010 consisted of $3.7 million for purchases of property and equipment, $47.1 million for the investment in equity method investees, offset by $8.3 million of repayments on loans made to a third party producer. Cash flows used in investing activities of $298.6 million for the year ended March 31, 2009 consisted of $243.2 million for the acquisition of TV Guide Network, $8.7 million for purchases of property and equipment, $18.0 million for the investment in equity method investees and $25.0 million for increases in loans made to a third party producer and $3.8 million for an increase in loans made to Break Media.
     Cash Flows Used In/Provided by Financing Activities. Cash flows used in financing activities of $1.5 million for the year ended March 31, 2011 resulted from borrowings of $525.3 million under the senior revolving credit facility, $138.0 million under production loans and $3.1 million decrease in restricted cash collateral requirement under the Film Credit Facility, partially offset by $472.5 million repayment on the senior revolving credit facility, $181.9 million repayment of production loans, and $13.5 million paid for tax withholding requirements associated with our equity awards. Cash flows provided by financing activities of $108.5 million for the year ended March 31, 2010 resulted from the receipt of net proceeds of $214.7 million from the sale of senior secured second-priority notes, borrowings of $302.0 million under the senior revolving credit facility, increased production loans of $238.3 million and proceeds of $109.8 million from the issuance of mandatorily redeemable preferred stock units and common stock units related to the sale of our 49% interest in TV Guide Network, net of unrestricted cash deconsolidated, offset by $540.0 million repayment on the senior revolving credit facility, $139.0 million repayment of production loans, $75.2 million repayment on the repurchase of convertible senior subordinated notes, $2.0 million paid for tax withholding requirements associated with our equity awards, and $0.1 million repayment of other financing obligations. Cash flows provided by financing activities of $171.6 million for the year ended March 31, 2009 resulted from borrowings of $255.0 million under the senior revolving credit facility, increased production loans of $189.9 million and the exercise of stock options of $2.9 million, offset by $222.0 million repayment of production loans, $45.0 million paid for the repurchase of our common shares, $3.7 million paid for tax withholding requirements associated with our equity awards, and $5.3 million repayment on the repurchase of convertible senior subordinated notes.
     Anticipated Cash Requirements. The nature of our business is such that significant initial expenditures are required to produce, acquire, distribute and market films and television programs, while revenues from these films and television programs are earned over an extended period of time after their completion or acquisition. We believe that cash flow from operations, cash on hand, senior revolving credit facility availability, tax-efficient financing, available production financing, and the proceeds from the issuance of our Additional Senior Notes will be adequate to meet known operational cash requirements for the foreseeable future, including the funding of future film and television production, film rights acquisitions and theatrical and video release schedules, and future equity method investment funding requirements. We monitor our cash flow liquidity, availability, fixed charge coverage, capital base, film spending and leverage ratios with the long-term goal of maintaining our credit worthiness.
     Our current financing strategy is to fund operations and to leverage investment in films and television programs through our cash flow from operations, our senior revolving credit facility, single-purpose production financing, the Film Credit Facility, government incentive programs, film funds, and distribution commitments. In addition, we may acquire businesses or assets, including individual films or libraries that are complementary to our business. Any such transaction could be financed through our cash flow from operations, credit facilities, equity or debt financing. If additional financing beyond our existing cash flows from operations and credit facilities cannot fund such transactions, there is no assurance that such financing will be available on terms acceptable to us.

Table of Debt and Other Financing Obligations and Contractual Commitments
The following table sets forth our future annual repayment of debt and other financing obligations outstanding, and our contractual commitments as of March 31, 2011:

	Year Ended March 31,
	2012	2013	2014	2015	2016	Thereafter	Total

Future annual repayment of debt and other financing obligations recorded as of March 31, 2011
Senior revolving credit facility	$—	$—	$69,750	$—	$—	$—	$69,750
Film obligations(1)	36,370	10,254	7,972	4,691	3,127	—	62,414
Production loans(1)
Individual production loans	154,225	12,604	15,000	—	—	—	181,829
Pennsylvania Regional Center production loans	—	—	65,500	—	—	—	65,500
Film Credit Facility	20,430	—	—	—	—	—	20,430
Principal amounts of convertible senior subordinated notes and other financing obligations (2) October 2004 2.9375% Notes (carrying value of $44.7 million at March 31, 2011)	46,326	—	—	—	—	—	46,326
February 2005 3.625% Notes (carrying value of $22.1 million at March 31, 2011)	23,470	—	—	—	—	—	23,470
April 2009 3.625% Notes (carrying value of $40.4 million at March 31, 2011)	—	—	—	66,581	—	—	66,581
Other financing obligations	—	3,718	—	—	—	—	3,718
Principal amount of senior secured second-priority notes, due November 2016 (carrying value of $226.3 million at March 31, 2011)(5)	—	—	—	—	—	236,000	236,000

	$280,821	$26,576	$158,222	$71,272	$3,127	$236,000	$776,018
Contractual commitments by expected repayment date
Distribution and marketing commitments (3)	$84,456	$52,000	$—	$—	$—	$—	$136,456
Minimum guarantee commitments (4)	104,062	37,421	6,093	4,966	3,310	—	155,852
Production loan commitments (4)	15,498	5,049	—	—	—	—	20,547
Cash interest payments on subordinated notes and other financing obligations	4,921	2,440	2,414	2,414	—	—	12,189
Cash interest payments on senior secured second priority notes	24,190	24,190	24,190	24,190	24,190	24,190	145,140
Operating lease commitments	9,078	9,460	9,523	8,976	4,157	603	41,797
Other contractual obligations	524	—	—	—	—	—	524
Employment and consulting contracts	35,539	20,752	9,536	2,648	1,890	—	70,365

	$278,268	$151,312	$51,756	$43,194	$33,547	$24,793	$582,870

Total future commitments under contractual obligations	$559,089	$177,888	$209,978	$114,466	$36,674	$260,793	$1,358,888

(1)	Film obligations include minimum guarantees and theatrical marketing obligations. Production loans represent loans for the production of film and television programs that we produce. Repayment dates are based on anticipated delivery or release date of the related film or contractual due dates of the obligation.

(2)	The future repayment dates of the convertible senior subordinated notes represent the first possible redemption date by the holder for each note respectively.

(3)	Distribution and marketing commitments represent contractual commitments for future expenditures associated with distribution and marketing of films which we will distribute. The payment dates of these amounts are primarily based on the anticipated release date of the film.

(4)	Minimum guarantee commitments represent contractual commitments related to the purchase of film rights for pictures to be delivered in the future. Production loan commitments represent amounts committed for future film production and development to be funded through production financing and recorded as a production loan liability when incurred. Future payments under these commitments are based on anticipated delivery or release dates of the related film or contractual due dates of the commitment. The amounts include future interest payments associated with the commitment.

(5)	Excludes $200.0 million of additional senior secured second-priority notes, due November 2016 that were issued on May 13, 2011.
Off-Balance Sheet Arrangements
     We do not have any transactions, arrangements and other relationships with unconsolidated entities that will affect our liquidity or capital resources. We have no special purpose entities that provided off-balance sheet financing, liquidity or market or credit risk support, nor do we engage in leasing, hedging or research and development services, that could expose us to liability that is not reflected on the face of our consolidated financial statements. Our commitments to fund operating leases, minimum guarantees, production loans, equity method investment funding requirements and all other contractual commitments not reflected on the face of our audited consolidated financial statements are presented in the above table.

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
     Currency Rate Risk. We enter into forward foreign exchange contracts to hedge our foreign currency exposures on future production expenses denominated in various foreign currencies. As of March 31, 2011, we had outstanding forward foreign exchange contracts to sell Canadian $1.1 million in exchange for US$1.1 million over a period of three months at a weighted average exchange rate of one Canadian dollar equals US$1.00. We also had outstanding forward foreign exchange contracts to sell British Pound Sterling £9.4 million in exchange for US$15.0 million over a period of twelve months at a weighted average exchange rate of one British Pound Sterling equals US$1.59. Changes in the fair value representing a net unrealized fair value loss on foreign exchange contracts that qualified as effective hedge contracts outstanding during the year ended March 31, 2011 amounted to $0.6 million and are included in accumulated other comprehensive loss, a separate component of shareholders’ equity. These contracts are entered into with a major financial institution as counterparty. We are exposed to credit loss in the event of nonperformance by the counterparty, which is limited to the cost of replacing the contracts, at current market rates. We do not require collateral or other security to support these contracts.
     Interest Rate Risk. Certain of the Company’s borrowings primarily borrowings under its senior revolving credit facility, certain production loans and the Film Credit Facility, are, and are expected to continue to be, at variable rates of interest and expose the Company to interest rate risk. If interest rates increase, the Company’s debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and its net income would decrease. The applicable margin with respect to loans under the senior revolving credit facility is a percentage per annum equal to 2.50% plus an adjusted rate based on LIBOR. The applicable margin with respect to loans under the Film Credit Facility is a percentage per annum equal to 3.25% over the “LIBO” rate (as defined in the Film Credit Facility agreement). Assuming the senior revolving credit facility and the Film Credit Facility are fully drawn, based on the applicable LIBOR in effect as of March 31, 2011, each quarter point change in interest rates would result in a $0.9 million change in annual interest expense on the senior revolving credit facility and $0.3 million change in annual interest expense on the Film Credit Facility. The variable interest production loans incur interest at rates ranging from approximately 3.45% to 4.25% and applicable margins ranging from 3% over LIBOR to 3.25% over the greater of LIBOR or 1.0%. A quarter point increase of the interest rates on the outstanding principal amount of our variable rate production loans would result in $0.3 million in additional costs capitalized to the respective film or television asset.
     The following table presents the Company’s financial instruments that are sensitive to changes in interest rates. The table also presents the cash flows of the principal amounts of the financial instruments with the related weighted-average interest rates by expected maturity dates and the fair value of the instrument as of March 31, 2011:

	Year Ended March 31,
	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value March 31, 2011
Variable Rates:
Senior Revolving Credit Facility (1)	$—	$—	$69,750	$—	$—	$—	$69,750	$69,750
Average Interest Rate	—	—	2.74%	—	—	—
Production Loans (2):
Individual production loans	109,250	12,604	—	—	—	—	121,854	121,854
Average Interest Rate	3.82%	3.68%	—	—	—	—
Film Credit Facility	20,430	—	—	—	—	—	20,430	20,430
Average Interest Rate	3.49%	—	—	—	—	—

Fixed Rates:
Production Loans (3):
Pennsylvania Regional Center production loans	—	—	65,500	—	—	—	65,500	61,956
Average Interest Rate	—	—	1.50%	—	—	—
Principal Amounts of Convertible Senior Subordinated Notes (4):
October 2004 2.9375% Notes	46,326	—	—	—	—	—	46,326	46,713
Average Interest Rate	2.94%	—	—	—	—	—
February 2005 3.625% Notes	23,470	—	—	—	—	—	23,470	22,926
Average Interest Rate	3.63%	—	—	—	—	—
April 2009 3.625% Notes	—	—	—	66,581	—	—	66,581	59,205
Average Interest Rate	—	—	—	3.63%	—	—
Other Financing Obligations (5)	—	3,718	—	—	—	—	3,718	3,718
Average Interest Rate	—	8.02%	—	—	—	—
Principal Amount of Senior Secured Second-Priority Notes (6)	—	—	—	—	—	236,000	236,000	248,685
Average Interest Rate	—	—	—	—	—	10.25%

	$199,476	$16,322	$135,250	$66,581	$—	$236,000	$653,629	$655,237

(1)	Senior revolving credit facility, which expires July 25, 2013 bears interest of 2.50% over the Adjusted LIBOR rate. At March 31, 2011, we had borrowings of $69.8 million under this facility.

(2)	Amounts owed to film production entities on anticipated delivery date or release date of the titles or the contractual due dates of the obligation. Production loans of $121.9 million incur interest at rates ranging from approximately 3.45% to 4.25%. Not included in the table above are approximately $60.0 million of production loans which are non-interest bearing.

(3)	Long term production loans with a fixed interest rate equal to 1.5%.

(4)	The future repayment dates of the convertible senior subordinated notes represent the first possible redemption date by the holder for each note respectively.

(5)	Other financing obligation with fixed interest rate equal to 8.02%.

(6)	Senior secured second-priority notes with a fixed interest rate equal to 10.25%. Excludes $200.0 million of additional senior secured second-priority notes, due November 2016 that were issued on May 13, 2011 (see Note 29 to our audited consolidated financial statements).

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
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
     As of March 31, 2011, the end of the period covered by this report, the Company’s management had carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures were effective.
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
     Our management has made an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2011. Management based its assessment on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
     Based on this assessment, our management has concluded that, as of March 31, 2011, the Company maintained effective internal control over financial reporting. The effectiveness of the Company’s internal control over financial reporting has been audited by the Company’s independent auditor, Ernst & Young LLP, a registered public accounting firm. Their report is included below.
     Changes in Internal Control over Financial Reporting

     There were no changes in internal control over financial reporting during the fiscal fourth quarter ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of Lions Gate Entertainment Corp.
We have audited Lions Gate Entertainment Corp.’s internal control over financial reporting as of March 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Lions Gate Entertainment Corp.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. In our opinion, Lions Gate Entertainment Corp. maintained, in all material respects, effective internal control over financial reporting as of March 31, 2011, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Lions Gate Entertainment Corp. as of March 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2011 of Lions Gate Entertainment Corp. and our report dated May 31, 2011 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Los Angeles, California
May 31, 2011

ITEM 9B.	OTHER INFORMATION
None.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this item is incorporated by reference to our Proxy Statement for our 2011 Annual General Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2011.

ITEM 11.	EXECUTIVE COMPENSATION.
The information required by this item is incorporated by reference to our Proxy Statement for our 2011 Annual General Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2011.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.
The information required by this item is incorporated by reference to our Proxy Statement for our 2011 Annual General Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2011.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this item is incorporated by reference to our Proxy Statement for our 2011 Annual General Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2011.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.
The information required by this item is incorporated by reference to our Proxy Statement for our 2011 Annual General Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2011.
PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
(a) The following documents are filed as part of this report:
     (1) Financial Statements
     The financial statements listed on the accompanying Index to Financial Statements are filed as part of this report at pages F-1 to F-64.
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

Item 15(a).
Schedule II. Valuation and Qualifying Accounts
Lions Gate Entertainment Corp.
March 31, 2011
(In Thousands)

COL. A.	COL. B.	COL. C.			COL. D.		COL. E.
		Additions
	Balance at	Charged to Costs and	Charged to Other		Deductions -		Balance at End
Description	Beginning of Period	Expenses (1)	Accounts - Describe		Describe		of Period
Year Ended March 31, 2011:

Reserves:

Video returns and allowances	$87,978	$203,086	$478	(2)	$(196,345	)(3)	$95,197

Provision for doubtful accounts	7,676	(922)	93	(2)	(280	)(4)	6,567

Total	$95,654	$202,164	$778		$(196,832)		$101,764

Year Ended March 31, 2010:

Reserves:

Video returns and allowances	$98,947	$178,865	$1,103	(2)	$(190,937	)(3)	$87,978

Provision for doubtful accounts	9,847	1,412	624	(2)	(4,207	)(4)	7,676

Total	$108,794	$180,277	$1,727		$(195,144)		$95,654

Year Ended March 31, 2009:

Reserves:

Video returns and allowances	$95,515	$224,855	$7,000	(2)	$(228,423	)(3)	$98,947

Provision for doubtful accounts	5,978	3,377	872	(2)	(380	)(4)	9,847

Total	$101,493	$228,232	$7,872		$(228,803)		$108,794

(1)	Charges for video returns and allowances are charges against revenue.

(2)	Opening balances due to acquisitions and fluctuations in foreign currency exchange rates. Video returns and allowances for the year ended March 31, 2009 includes an initial returns reserve for the HIT Entertainment, Inc. distribution deal.

(3)	Actual video returns and fluctuations in foreign currency exchange rates.

(4)	Uncollectible accounts written off and fluctuations in foreign currency exchange rates. The year ended March 31, 2010 includes a reclassification of the provision for doubtful accounts due to the deconsolidation of TVG Network.

Item 15(b).
INDEX TO EXHIBITS

Exhibit
Number	Description of Documents
3.1(10)	Articles
3.2(48)	Notice of Articles
3.3(17)	Vertical Short Form Amalgamation Application
3.4(17)	Certificate of Amalgamation
4.1(1)	Indenture dated as of December 3, 2003 among Lions Gate Entertainment Inc., Lions Gate Entertainment Corp. and J.P. Morgan Trust Company, National Association
4.2(1)	Form of 4.875% Convertible Senior Subordinated Notes Due 2010
4.3(1)	Form of Guaranty of 4.875% Convertible Subordinated Notes Due 2010
4.4(2)	Indenture dated as of October 4, 2004 among Lions Gate Entertainment Inc., Lions Gate Entertainment Corp. and J.P. Morgan Trust Company, National Association
4.5(2)	Form of 2.9375% Convertible Senior Subordinated Notes due 2024
4.6(2)	Form of Guaranty of 2.9375% Convertible Senior Subordinated Notes due 2024
4.7(3)	Indenture dated as of February 24, 2005 among Lions Gate Entertainment Inc., Lions Gate Entertainment Corp. and J.P. Morgan Trust Company, National Association
4.8(3)	Form of 3.625% Convertible Senior Subordinated Notes due 2025
4.9(3)	Form of Guaranty of 3.625% Convertible Senior Subordinated Notes due 2025
4.10(24)	Form of Refinancing Exchange Agreement dated April 27, 2009
4.11(24)	Form of Indenture dated as of April 27, 2009 among Lions Gate Entertainment Inc., Lions Gate Entertainment Corp. and The Bank of New York Mellon Trust Company, N.A.
4.12(24)	Form of 3.625% Convertible Senior Subordinated Notes Due 2025 dated as of April 27, 2009
4.13(24)	Form of Guaranty of 3.625% Convertible Senior Subordinated Notes due 2025 dated as of April 27, 2009
4.14(35)	Rights Plan, dated as of March 12, 2010, between Lions Gate Entertainment Corp. and CIBC Mellon Trust Company, as amended and restated as of April 22, 2010 between Lions Gate Entertainment Corp. and CIBC Mellon Trust Company.
4.15 (42)	Rights Plan, dated as of July 1, 2010, between Lions Gate Entertainment Corp. and CIBC Mellon Trust Company.
4.16 (43)	Form of Lions Gate Entertainment Inc. 3.625% Convertible Senior Subordinated Note due 2027
4.17 (44)	Form of Lions Gate Entertainment Inc. 2.9375% Convertible Senior Subordinated Note due 2026
4.16 (49)	Supplemental Indenture dated May 13, 2011 among Lions Gate Entertainment Inc., Lions Gate Entertainment Corp., the subsidiary guarantors named therein and U.S. Bank National Association, as trustee.
10.1(4)*	Amended Employees’ and Directors’ Equity Incentive Plan
10.2(5)*	Form of Incentive Plan Stock Option Agreement
10.3(10)*	2004 Performance Plan Restricted Share Unit Agreement
10.4(14)*	2004 Performance Incentive Plan
10.5(10)*	Form of 2004 Performance Incentive Plan Nonqualified Stock Option Agreement
10.6(6)	Registration Rights Agreement by and among the Company, Mark Amin and Reza Amin, dated as of June 6, 2000
10.7*	Director Compensation Summary
10.8(16)*	Employment Agreement between the Company and Jon Feltheimer, dated September 20, 2006
10.9(16)*	Employment Agreement between the Company and Michael Burns, dated September 1, 2006
10.10(13)*	Employment Agreement between the Company and James Keegan, dated February 21, 2006 and entered into as of April 4, 2006
10.11(13)*	Employment Agreement between the Company and Wayne Levin, dated April 1, 2006 and entered into as of May 9, 2006
10.12(13)*	Employment Agreement between the Company and Marni Wieshofer, dated January 5, 2006 and entered into as of March 7, 2006
10.13(17)*	Employment Agreement between the Company and Steve Beeks, dated March 28, 2007 and entered into as of March 29, 2007
10.14(7)	Amended and Restated Credit, Security, Guaranty and Pledge Agreement, dated as of December 15, 2003 among Lions Gate Entertainment Corp., Lions Gate Entertainment Inc., the Guarantors referred to therein, the Lenders referred to therein, JP Morgan Chase Bank, JP Morgan Chase Bank (Toronto Branch), Fleet National Bank and BNP Paribas, dated as of December 15, 2003

Exhibit
Number	Description of Documents
10.15(1)	Amendment No. 1 to the Company’s Amended and Restated Credit, Security, Guaranty and Pledge Agreement, dated as of June 15, 2004, by and among Lions Gate Entertainment Corp., Lions Gate Entertainment Inc., the Guarantors referred to therein, the Lenders referred to therein, JP Morgan Chase Bank, JP Morgan Chase Bank (Toronto Branch), Fleet National Bank and BNP Paribas, dated as of December 15, 2003
10.16(2)	Amendment No. 2 to the Amended and Restated Credit, Security, Guaranty and Pledge Agreement, dated as of September 22, 2004, by and among Lions Gate Entertainment Corp., Lions Gate Entertainment Inc., the Guarantors referred to therein, the Lenders referred to therein, JP Morgan Chase Bank, JP Morgan Chase Bank (Toronto Branch), Fleet National Bank and BNP Paribas, dated as of December 15, 2003
10.17(8)	Amendment No. 3 to the Amended and Restated Credit, Security, Guaranty and Pledge Agreement, dated as of December 31, 2004, by and among Lions Gate Entertainment Corp., Lions Gate Entertainment Inc., the Guarantors referred to therein, the Lenders referred to therein, JP Morgan Chase Bank, JP Morgan Chase Bank (Toronto Branch), Fleet National Bank and BNP Paribas, dated as of December 15, 2003
10.18(8)	Amendment No. 4 to the Amended and Restated Credit, Security, Guaranty and Pledge Agreement, dated as of February 15, 2005, by and among Lions Gate Entertainment Corp., Lions Gate Entertainment Inc., the Guarantors referred to therein, the Lenders referred to therein, JP Morgan Chase Bank, National Association, JP Morgan Chase Bank, National Association (Toronto Branch), Fleet National Bank and BNP Paribas, dated as of December 15, 2003
10.19(9)	Amendment No. 5 to the Amended and Restated Credit, Security, Guaranty and Pledge Agreement, dated as of March 31, 2005, by and among Lions Gate Entertainment Corp., Lions Gate Entertainment Inc., the Guarantors referred to therein, the Lenders referred to therein, JP Morgan Chase Bank, National Association, JP Morgan Chase Bank, National Association (Toronto Branch), Fleet National Bank and BNP Paribas, dated as of December 15, 2003
10.20(11)	Amendment No. 6 to the Amended and Restated Credit, Security, Guaranty and Pledge Agreement, dated as of June 21, 2005, by and among Lions Gate Entertainment Corp., Lions Gate Entertainment Inc., the Guarantors referred to therein, the Lenders referred to therein, JP Morgan Chase Bank, National Association, JP Morgan Chase Bank, National Association (Toronto Branch), Fleet National Bank and BNP Paribas, dated as of December 15, 2003
10.21(11)	Amendment No. 7 to the Amended and Restated Credit, Security, Guaranty and Pledge Agreement, dated as of October 17, 2005, by and among Lions Gate Entertainment Corp., Lions Gate Entertainment Inc., the Guarantors referred to therein, the Lenders referred to therein, JP Morgan Chase Bank, National Association, JP Morgan Chase Bank, National Association (Toronto Branch), Fleet National Bank and BNP Paribas, dated as of December 15, 2003
10.22(17)	Amendment No. 9 to the Amended and Restated Credit, Security, Guaranty and Pledge Agreement, dated as of April 2, 2007, by and among Lions Gate Entertainment Corp., Lions Gate Entertainment Inc., the Guarantors referred to therein, the Lenders referred to therein, JP Morgan Chase Bank, National Association, JP Morgan Chase Bank, National Association (Toronto Branch), Fleet National Bank and BNP Paribas, dated as of December 15, 2003
10.23(10)*	Amendment to January 5, 2000 Incentive Plan Stock Option Agreement between the Company and Michael Burns, dated December 11, 2001
10.24(10)*	Amendment to January 5, 2000 Incentive Plan Stock Option Agreement between the Company and Jon Feltheimer, dated December 11, 2001
10.25(10)*	Share Appreciation Rights Award Agreement between the Company and Steve Beeks, dated February 2, 2004
10.26(10)*	Clarification of Stock Appreciation Rights Award Letter for Steve Beeks, dated November 18, 2004
10.27(12)	Partnership Interest Purchase Agreement, dated December 22, 2005, by and among Lions Gate Entertainment Corp., Lions Gate Films Corp., Bosa Development Corp., and 0742102 B.C. LTD.
10.28(12)	Amendment to Partnership Interest Purchase Agreement Amendment and Removal of Conditions Precedent, January 23, 2006, by and among Lions Gate Entertainment Corp., Lions Gate Films Corp., Bosa Development Corp., and 0742102 B.C. LTD.

Exhibit
Number	Description of Documents
10.29(13)	Agreement dated as of December 6, 2005 between Lions Gate Film, Inc. and Sobini Films, with respect to the distribution rights to the motion picture entitled “The Prince and Me II.”
10.30(13)	Agreement dated as of March 24, 2005 between Lions Gate Films Inc. and Sobini Films, with respect to the distribution rights to the motion picture entitled “Streets of Legend.”
10.31(13)	Agreement dated as of December 6, 2005 between Lions Gate Films Inc. and Sobini Films, with respect to the distribution rights to the motion picture entitled “Peaceful Warrior.”
10.32(13)	Purchase Agreement dated March 17, 2006 between Lions Gate Entertainment Corp. and Icon International, Inc.
10.33(13)	Vendor Subscription Agreement dated March 17, 2006 between Lions Gate Entertainment Corp. and Icon International, Inc.
10.34(13)	Agreement, by and between Ignite, LLC and Lions Gate Films Inc., entered into June 13, 2006 and dated and effective as of March 13, 2006
10.35(15)	Right of First Refusal Agreement dated as of August 29, 2006 between Lions Gate Entertainment Corp., Sobini Films and Mark Amin.
10.36(17)+	Master Covered Picture Purchase Agreement, by and between LG Film Finance I, LLC and Lions Gate Films Inc., dated as of May 25, 2007
10.37(17)+	Master Distribution Agreement, by and between Lions Gate Films Inc. and LG Film Finance I, LLC, dated as of May 25, 2007
10.38(17)+	Limited Liability Company Agreement for LG Film Finance I, LLC, dated as of May 25, 2007
10.39(18)	Amendment No. 10 to the Amended and Restated Credit, Security, Guaranty and Pledge Agreement, dated as of August 8, 2007, by and among Lions Gate Entertainment Corp., Lions Gate Entertainment Inc., the Guarantors referred to therein, the Lenders referred to therein, JP Morgan Chase Bank, National Association, JP Morgan Chase Bank, National Association (Toronto Branch), Fleet National Bank and BNP Paribas, dated as of December 15, 2003.
10.40(19)+	Revenue Participation Purchase Agreement dated as of July 25, 2007 among Lions Gate Entertainment Inc., Lions Gate Films Inc., Lions Gate Television Inc., MQP, LLC and SGF Entertainment, Inc.
10.41(19)+	Master Distribution Agreement (Film Productions) dated as of July 25, 2007 between MQP LLC and Lions Gate Films Inc.
10.42(19)+	Master Distribution Agreement (Television Productions) dated as of July 25, 2007 between MQP LLC and Lions Gate Television Inc.
10.43(20)	Purchase Agreement by and among the Sellers, Lions Gate Entertainment Corp., Lions Gate Entertainment Inc., Mandate Pictures, LLC and Joseph Drake dated September 10, 2007.
10.44(20)	Registration Rights Agreement by and among the Sellers and Lions Gate Entertainment Corp. dated September 10, 2007.
10.45(20)	Letter Agreement by and among the Sellers, Lions Gate Entertainment Corp., Lions Gate Entertainment Inc., Mandate Pictures, LLC and Joseph Drake dated September 10, 2007.
10.46(20)*	Employment Agreement by and between Lions Gate Films, Inc. and Joe Drake dated September 10, 2007
10.47(21)	Amendment No. 1 to Right of First Refusal Agreement dated as of August 29, 2006 by and among Lions Gate Entertainment Corp., Sobini Films and Mark Amin dated December 20, 2007
10.48(22)	Amendment No. 8 to the Amended and Restated Credit Facility, Security, Guaranty and Pledge Agreement, dated as of December 5, 2006, by and among Lions Gate Entertainment Corp., Lions Gate Entertainment Inc., the Guarantors referred to therein, the Lenders referred to therein, JP Morgan Chase Bank, National Association, JP Morgan Chase Bank, National Association (Toronto Branch), Fleet National Bank and BNP Paribas, dated as of December 15, 2003
10.49(22)+	First Amendment dated January 30, 2008 to Master Covered Picture Purchase Agreement by and between LG Film Finance I, LLC and Lions Gate Films, Inc. dated as of May 25, 2007
10.50(23)	Amendment No. 11 to the Amended and Restated Credit, Security, Guaranty and Pledge Agreement, dated as of April 10, 2008, by and among Lions Gate Entertainment Corp., Lions Gate Entertainment Inc., the Guarantors referred to therein, the Lenders referred to therein, JPMorgan Chase Bank, National Association (formerly known as JPMorgan Chase Bank), JP Morgan Chase Bank, National Association (Toronto Branch), Bank of America, N.A. (as successor by merger to Fleet National Bank) and BNP Paribas, dated as of December 15, 2003

Exhibit
Number	Description of Documents
10.51(25)+	Second Amended and Restated Credit, Security, Guaranty and Pledge Agreement by and among Lions Gate Entertainment Inc., Lions Gate UK Limited, Lions Gate Australia Pty Limited, the Guarantors referred to therein, the Lenders referred to therein, JPMorgan Chase Bank, N.A. and Wachovia Bank, N.A., dated of July 25, 2008
10.52(26)*	Amendment of Employment Agreement between the Company and Jon Feltheimer dated September 18, 2008
10.53(26)*	Amendment of Employment Agreement between the Company and Michael Burns dated September 22, 2008
10.54(27)*	Amendment of Employment Agreement between the Company and Jon Feltheimer dated October 8, 2008
10.55(28)	Equity Purchase Agreement dated January 5, 2009, by and among Lions Gate Entertainment, Inc., Gemstar-TV Guide International, Inc., TV Guide Entertainment Group, Inc., UV Corporation and Macrovision Solutions Corporation
10.56(29)*	Employment Agreement between the Company and James Keegan dated January 14, 2009
10.57(30)*	Amended and Restated Employment Agreement between the Company and Jon Feltheimer dated December 15, 2008
10.58(30)*	Amended and Restated Employment Agreement between the Company and Michael Burns dated December 15, 2008
10.59(30)*	Amended and Restated Employment Agreement between the Company and Steven Beeks dated December 15, 2008
10.60(30)*	Amended and Restated Employment Agreement between the Company and James Keegan dated December 15, 2008
10.61(30)*	Amended and Restated Employment Agreement between the Company and Wayne Levin dated December 15, 2008
10.62(30)	Form of Director Indemnity Agreement
10.63(31)*	Amendment of Employment Agreement between the Company and Steven Beeks dated February 6, 2009
10.64(32)*	Employment Agreement between Lions Gate Films, Inc. and Wayne Levin dated April 6, 2009
10.65(36)+	Equity Purchase Agreement between TVGN Holdings, LLC, Lionsgate Channels, Inc. and Lions Gate Entertainment Inc. dated May 28, 2009
10.66(36)+	Amended and Restated Operating Agreement of TV Guide Entertainment Group, LLC dated as of May 28, 2009
10.67(37)	Letter Agreement between Mark H. Rachesky and Lions Gate Entertainment Corp. dated July 9, 2009
10.68(38)	Registration Rights Agreement, dated as of October 22, 2009, by and among Lions Gate Entertainment Corp. and the persons listed on the signature pages thereto.
10.69(39)*	Amendment of Employment Agreement, dated as of November 2, 2009, by and between the Company and Michael Burns.
10.70(34)+	Amendment No. 1 to the Second Amended and Restated Credit, Security, Guaranty and Pledge Agreement dated as of July 25, 2008, with the guarantors and lenders referred to therein, JP Morgan ChaseBank, N.A., as administrative agent and issuing bank, and Wachovia Bank, N.A., as syndication agent.
10.71(40)	Amendment No. 2 dated as of November 24, 2009 to the Second Amended and Restated Credit, Security, Guaranty and Pledge Agreement dated as of July 25, 2008 among Lions Gate Entertainment Inc., Lions Gate UK Limited and Lions Gate Australia Pty Limited, as Borrowers, the guarantors and lenders referred to therein, JPMorgan Chase Bank, N.A., as Administrative Agent and as Issuing Bank and Wachovia Bank, N.A., as Syndication Agent.
10.72(41)+	Credit, Security, Guaranty and Pledge Agreement dated as of October 6, 2009, among Lions Gate Mandate Financing Vehicle Inc., the guarantors and lenders referred to therein, JPMorgan Chase Bank, N.A., as administrative agent and issuing bank, Union Bank, N.A., as co-administrative agent, syndication agent and joint lead arranger, and Wells Fargo Bank, National Association as documentation agent.

Exhibit
Number	Description of Documents
10.73(41)	Indenture dated as of October 21, 2009 among Lions Gate Entertainment Inc., Lions Gate Entertainment Corp., the guarantors referred to therein and U.S. Bank National Association.
10.74(41)	Pledge and Security Agreement dated as of October 21, 2009 among Lions Gate Entertainment, Inc., the grantors listed therein and U.S. Bank National Association.
10.75(41)	Intercreditor Agreement dated as of October 21, 2009 among JPMorgan Chase Bank, N.A., as administrative agent, U.S. Bank National Association, as collateral agent, Lions Gate Entertainment, Inc. and the loan parties referred to therein.
10.76(41)+	Amendment No. 1, executed on January 22, 2010 and dated as of December 31, 2009, to Credit, Security, Guaranty and Pledge Agreement dated as of October 6, 2009, among Lions Gate Mandate Financing Vehicle Inc., the guarantors and lenders referred to therein, JPMorgan Chase Bank, N.A., as administrative agent and issuing bank, Union Bank, N.A., as co-administrative agent, syndication agent and joint lead arranger, and Wells Fargo Bank, National Association as documentation agent.
10.77 (45)	Amendment No.3 dated as of June 22, 2010 to the Second Amended and Restated Credit, Security, Guaranty and Pledge Agreement dated as of July 25, 2008 among Lions Gate Entertainment Inc., Lions Gate UK Limited and Lions Gate Australia Pty Limited, as Borrowers, the guarantors and lenders referred to therein, JP Morgan Chase Bank, N.A., as Administrative Agent and as Issuing Bank and Wachovia Bank, N.A., as Syndication Agent
10.78 (45)	Amendment No.2 dated as of June 22, 2010 to the Credit, Security, Guaranty and Pledge Agreement dated as of October 6, 2009, among Lions Gate Mandate Financing Vehicle Inc., the guarantors and lenders referred to therein, JPMorgan Chase Bank, N.A., as administrative agent and issuing bank, Union Bank, N.A., as co-administrative agent, syndication agent and joint lead arranger, and Wells Fargo Bank, National Association as documentation agent
10.79 (46)	Letter, dated as of July 9, 2010, from Lions Gate Entertainment Corp. to Carl C. Icahn.
10.80 (47)	Refinancing Exchange Agreement, dated July 20, 2010, by Lions Gate Entertainment Inc. and Kornitzer Capital Management, Inc.
18.1(33)	Preferability Letter dated May 30, 2008
21.1	Subsidiaries of the Company
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
23.2	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm
24.1	Power of Attorney (Contained on Signature Page)
31.1	Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certification of CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002
99.1	Studio 3 Partners L.L.C. Audited Financial Statements for the nine month period ended September 30, 2010 the twelve month period ended December 31, 2009 and the period from April 18, 2008 (date of inception) to December 31, 2008
99.2	TV Guide Entertainment Group, LLC Audited Consolidated Financial Statements for the fiscal years ended March 31, 2011 and 2010
101	The following materials from the Company’s Annual Report on Form 10-K for the quarter ended March 31, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Shareholder’s Equity, (iv) the Consolidated Statements of Cash Flows and (v) related notes, tagged as blocks of text.

(1)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004.

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on October 4, 2004.

(3)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on February 25, 2005.

(4)	Incorporated by reference to the Company’s Definitive Proxy Statement dated August 13, 2001.

(5)	Incorporated by reference to the Company’s Registration Statement on Form S-2 under the Securities Act of 1933 dated April 30, 2003.

(6)	Incorporated by reference to the Company’s Registration Statement on Form F-4 under the Securities Act of 1933 dated August 18, 2000.

(7)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2003.

(8)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on February 22, 2005.

(9)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on April 14, 2005.

(10)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005 as filed on June 29, 2005.

(11)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on October 18, 2005.

(12)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2005.

(13)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006 as filed on June 14, 2006.

(14)	Incorporated by reference to the Company’s Definitive Proxy Statement dated July 28, 2006.

(15)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on September 5, 2006.

(16)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2006.

(17)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007 as filed on May 30, 2007.

(18)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on August 9, 2007.

(19)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007.

(20)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on September 10, 2007.

(21)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on December 21, 2007.

(22)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2006.

(23)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on April 11, 2008.

(24)	Incorporated by reference to the Company’s Form T-3 filed on April 20, 2009, as amended on April 22, 2009.

(25)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2008.

(26)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 23, 2008.

(27)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 14, 2008.

(28)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 9, 2009 (filed as Exhibit 10.54).

(29)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 16, 2009 (filed as Exhibit 10.55).

(30)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2008.

(31)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on February 11, 2009.

(32)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on April 10, 2009.

(33)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008 as filed on May 30, 2008.

(34)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2009 as filed on November 9, 2009.

(35)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on April 23, 2010.

(36)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2009 as filed on August 10, 2009.

(37)	Incorporated by reference as Exhibit 10.65 to the Company’s Current Report on Form 8-K as filed on July 10, 2009.

(38)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on October 23, 2009.

(39)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on November 6, 2009.

(40)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on December 1, 2009.

(41)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2009 as filed on February 9, 2010.

(42)	Incorporated by reference as Exhibit 4.1 to the Company’s Current Report on Form 8-K as filed on July 2, 2010.

(43)	Incorporated by reference as Exhibit 4.15 to the Company’s Current Report on Form 8-K as filed on July 21, 2010.

(44)	Incorporated by reference as Exhibit 4.16 to the Company’s Current Report on Form 8-K as filed on July 21, 2010.

(45)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on June 25, 2010.

(46)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on July 9, 2010.

(47)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on July 21, 2010.

(48)	Incorporated by reference as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2010 as filed on February 9, 2011.

(49)	Incorporated by reference as Exhibit 4.1 to the Company’s Current Report on Form 8-K as filed on May 13, 2011.

*	Management contract or compensatory plan or arrangement.

+	Confidential treatment has been granted for portions of this exhibit. Portions of this document have been omitted and submitted separately to the Securities and Exchange Commission.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 31, 2011.

LIONS GATE ENTERTAINMENT CORP.
By:	/s/ James Keegan
James Keegan
Chief Financial Officer

DATE: May 31, 2011
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates so indicated.
     Each person whose signature appears below authorizes each of Jon Feltheimer, Michael Burns, Wayne Levin and James Keegan, severally and not jointly, to be his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in such person’s name, place and stead, in any and all capacities, to sign any amendments to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2011; granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, shall lawfully do or cause to be done by virtue hereof.

Signature	Title	Date

/s/ Norman Bacal	Director	May 31, 2011
Norman Bacal

/s/ Michael Burns	Director	May 31, 2011
Michael Burns

/s/ Arthur Evrensel	Director	May 31, 2011
Arthur Evrensel

/s/ Jon Feltheimer Jon Feltheimer	Chief Executive Officer (Principal Executive Officer) and Co-Chairman of the Board of Directors	May 31, 2011

/s/ Frank Giustra	Director	May 31, 2011
Frank Giustra

/s/ James Keegan James Keegan	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	May 31, 2011

/s/ Morley Koffman	Director	May 31, 2011
Morley Koffman

/s/ Harald Ludwig	Co-Chairman of the Board of Directors	May 31, 2011
Harald Ludwig

/s/ G. Scott Paterson	Director	May 31, 2011
G. Scott Paterson

Signature	Title	Date

/s/ Mark H. Rachesky, M.D.	Director	May 31, 2011
Mark H. Rachesky, M.D.

/s/ Daryl Simm	Director	May 31, 2011
Daryl Simm

/s/ Hardwick Simmons	Director	May 31, 2011
Hardwick Simmons

/s/ Phyllis Yaffe	Director	May 31, 2011
Phyllis Yaffe

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of Lions Gate Entertainment Corp.
We have audited the accompanying consolidated balance sheets of Lions Gate Entertainment Corp. as of March 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lions Gate Entertainment Corp. at March 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Lions Gate Entertainment Corp.’s internal control over financial reporting as of March 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 31, 2011 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Los Angeles, California
May 31, 2011

LIONS GATE ENTERTAINMENT CORP.
CONSOLIDATED BALANCE SHEETS

	March 31,	March 31,
	2011	2010
	(Amounts in thousands,
	except share amounts)
ASSETS
Cash and cash equivalents	$86,419	$69,242
Restricted cash	43,458	4,123
Restricted investments	—	6,995
Accounts receivable, net of reserve for returns and allowances of $95,197 (March 31, 2010 - $87,978) and provision for doubtful accounts of $6,567 (March 31, 2010 - $7,676)	359,821	292,924
Investment in films and television programs, net	621,288	661,105
Property and equipment, net	10,418	12,414
Equity method investments	150,585	179,071
Goodwill	239,254	239,254
Other assets	46,601	62,027

Total assets	$1,557,844	$1,527,155

LIABILITIES
Senior revolving credit facility	$69,750	$17,000
Senior secured second-priority notes	226,331	225,155
Accounts payable and accrued liabilities	243,440	253,745
Participations and residuals	301,386	302,677
Film obligations and production loans	327,420	351,769
Convertible senior subordinated notes and other financing obligations	110,973	192,036
Deferred revenue	150,998	130,851

Total liabilities	1,430,298	1,473,233

Commitments and contingencies

SHAREHOLDERS’ EQUITY

Common shares, no par value, 500,000,000 shares authorized, 136,839,445 and 117,951,754 shares issued at March 31, 2011 and March 31, 2010, respectively	643,200	521,164
Accumulated deficit	(514,230)	(460,631)
Accumulated other comprehensive loss	(1,424)	(6,611)

Total shareholders’ equity	127,546	53,922

Total liabilities and shareholders’ equity	$1,557,844	$1,527,155

See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year	Year	Year
	Ended	Ended	Ended
	March 31,	March 31,	March 31,
	2011	2010	2009
	(Amounts in thousands, except per share amounts)
Revenues	$1,582,720	$1,489,506	$1,466,374
Expenses:
Direct operating	795,746	777,969	793,816
Distribution and marketing	547,226	506,141	669,557
General and administration	171,407	143,060	136,563
Depreciation and amortization	5,811	12,455	7,657

Total expenses	1,520,190	1,439,625	1,607,593

Operating income (loss)	62,530	49,881	(141,219)

Other expenses (income):
Interest expense
Contractual cash based interest	38,879	27,461	15,131
Amortization of debt discount and deferred financing costs	16,301	19,701	19,144

Total interest expense	55,180	47,162	34,275
Interest and other income	(1,742)	(1,547)	(5,785)
Loss (gain) on extinguishment of debt	14,505	(5,675)	(3,023)

Total other expenses, net	67,943	39,940	25,467

Income (loss) before equity interests and income taxes	(5,413)	9,941	(166,686)
Equity interests loss	(43,930)	(28,201)	(9,044)

Loss before income taxes	(49,343)	(18,260)	(175,730)
Income tax provision	4,256	1,218	2,724

Net loss	$(53,599)	$(19,478)	$(178,454)

Basic Net Loss Per Common Share	$(0.41)	$(0.17)	$(1.53)

Diluted Net Loss Per Common Share	$(0.41)	$(0.17)	$(1.53)

Weighted average number of common shares outstanding:
Basic	131,176	117,510	116,795
Diluted	131,176	117,510	116,795
See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

						Accumulated
			Series B			Other
	Common Shares		Preferred Shares		Accumulated	Comprehensive	Treasury Shares		Comprehensive
	Number	Amount	Number	Amount	Deficit	Loss	Number	Amount	Loss	Total
	(Amounts in thousands, except share amounts)
Balance at March 31, 2008	121,081,311	$540,091	10	—	$(262,699)	$(533)	2,410,499	(22,260)		$254,599
Exercise of stock options, net of withholding tax obligations of $1,192	878,809	1,702								1,702
Stock based compensation, net of withholding tax obligations of $2,542	833,386	10,500								10,500
Issuance of common shares to directors for services	43,060	408								408
Issuance of common shares related to the Mandate acquisition	1,113,120	10,263								10,263
December 2008 Repurchase — reduction of equity component of February 2005 3.625% Notes extinguished		(1,012)								(1,012)
Repurchase and cancellation of common shares, no par value	(6,999,174)	(67,228)					(2,410,499)	22,260		(44,968)
Redemption of Series B Preferred Shares			(10)	—						—
Comprehensive loss
Net loss					(178,454)				$(178,454)	(178,454)
Foreign currency translation adjustments						(11,562)			(11,562)	(11,562)
Net unrealized gain on foreign exchange contracts						144			144	144
Unrealized gain on investments — available for sale						73			73	73

Comprehensive loss									$(189,799)

Balance at March 31, 2009	116,950,512	494,724	—	—	(441,153)	(11,878)	—	—		41,693
Stock based compensation, net of withholding tax obligations of $2,030	900,577	15,444								15,444
Issuance of common shares to directors for services	100,665	573								573
Sale of TV Guide Network common stock units to noncontrolling interest		(167)								(167)
April 2009 Exchange Transaction — equity component of April 2009 3.625% Notes issued, net of $1,324 reduction for February 2005 3.625% Notes extinguished		14,761								14,761
December 2009 Repurchase — reduction of equity component of October 2004 2.9375% Notes and February 2005 3.625% Notes extinguished		(4,171)								(4,171)
Comprehensive loss
Net loss					(19,478)				$(19,478)	(19,478)
Foreign currency translation adjustments						4,849			4,849	4,849
Net unrealized gain on foreign exchange contracts						418			418	418

Comprehensive loss									$(14,211)

Balance at March 31, 2010	117,951,754	521,164	—	—	(460,631)	(6,611)	—	—		53,922
Stock based compensation, net of withholding tax obligations of $13,476	2,539,603	15,202								15,202
Issuance of common shares to directors for services	111,783	811								811
Conversion of $63,709 (principal) of October 2004 2.9375% Notes (see Note 13)	10,355,299	67,620								67,620
Conversion of $36,009 (principal) of February 2005 3.625% Notes (see Note 13)	5,881,006	38,403								38,403
Comprehensive loss
Net loss					(53,599)				$(53,599)	(53,599)
Foreign currency translation adjustments						5,756			5,756	5,756
Net unrealized loss on foreign exchange contracts						(569)			(569)	(569)

Comprehensive loss									$(48,412)

Balance at March 31, 2011	136,839,445	$643,200	—	—	$(514,230)	$(1,424)	—	—		$127,546

See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year	Year	Year
	Ended	Ended	Ended
	March 31,	March 31,	March 31,
	2011	2010	2009
	(Amounts in thousands)
Operating Activities:
Net loss	$(53,599)	$(19,478)	$(178,454)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation of property and equipment	4,837	7,526	5,925
Amortization of intangible assets	974	4,929	1,732
Amortization of films and television programs	529,428	511,658	458,757
Amortization of debt discount and deferred financing costs	16,301	19,701	19,144
Accreted interest payment from equity method investee TV Guide	10,200	—	—
Non-cash stock-based compensation	29,204	17,875	13,438
Loss (gain) on extinguishment of debt	14,505	(5,675)	(3,023)
Equity interests loss	43,930	28,201	9,044
Changes in operating assets and liabilities:
Restricted cash	(43,067)	(187)	244
Accounts receivable, net	(64,203)	(79,392)	37,304
Investment in films and television programs	(487,391)	(471,087)	(558,277)
Other assets	(298)	(4,443)	(7,363)
Accounts payable and accrued liabilities	3,869	(22,769)	30,323
Participations and residuals	(1,369)	(69,574)	(12,781)
Film obligations	19,154	(48,786)	59,376
Deferred revenue	19,852	(3,459)	22,705

Net Cash Flows Provided By (Used In) Operating Activities	42,327	(134,960)	(101,906)

Investing Activities:
Purchases of restricted investments	(13,993)	(13,994)	(13,989)
Proceeds from the sale of restricted investments	20,989	13,985	14,000
Buy-out of the earn-out associated with the acquisition of Debmar-Mercury, LLC	(15,000)	—	—
Acquisition of TV Guide, net of unrestricted cash acquired	—	—	(243,158)
Investment in equity method investees	(24,677)	(47,129)	(18,031)
Increase in loans receivable	(1,042)	(1,418)	(28,767)
Repayment of loans receivable	8,113	8,333	—
Purchases of property and equipment	(2,756)	(3,684)	(8,674)

Net Cash Flows Used In Investing Activities	(28,366)	(43,907)	(298,619)

Financing Activities:
Exercise of stock options	—	—	2,894
Tax withholding requirements on equity awards	(13,476)	(2,030)	(3,734)
Repurchase and cancellation of common shares	—	—	(44,968)
Proceeds from the issuance of mandatorily redeemable preferred stock units and common stock units related to the sale of 49% interest in TV Guide Network, net of unrestricted cash deconsolidated	—	109,776	—
Borrowings under senior revolving credit facility	525,250	302,000	255,000
Repayments of borrowings under senior revolving credit facility	(472,500)	(540,000)	—
Borrowings under individual production loans	118,589	144,741	189,858
Repayment of individual production loans	(147,102)	(136,261)	(222,034)
Production loan borrowings under Pennsylvania Regional Center credit facility	—	63,133	—
Production loan borrowings under film credit facility	19,456	30,469	—
Production loan repayments under film credit facility	(34,762)	(2,718)	—
Change in restricted cash collateral associated with financing activities	3,087	—	—
Proceeds from sale of senior secured second-priority notes	—	214,727	—
Repurchase of convertible senior subordinated notes	—	(75,185)	(5,310)
Repayment of other financing obligations	—	(134)	(67)

Net Cash Flows Provided By (Used In) Financing Activities	(1,458)	108,518	171,639

Net Change In Cash And Cash Equivalents	12,503	(70,349)	(228,886)
Foreign Exchange Effects on Cash	4,674	1,116	(4,228)
Cash and Cash Equivalents — Beginning Of Period	69,242	138,475	371,589

Cash and Cash Equivalents — End Of Period	$86,419	$69,242	$138,475

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
     As a result of a new consolidation accounting standard adopted April 1, 2010 (discussed below under Recent Accounting Pronouncements), prior year amounts presented for fiscal 2010 have been retrospectively adjusted to conform to the fiscal 2011 presentation.
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
     Distribution revenue from the distribution of TV Guide Network (as defined in Note 17) programming (distributors generally pay a per subscriber fee for the right to distribute programming) was recognized in the month the services are provided.

     Advertising revenue on TV Guide Network was recognized when the advertising spot was broadcast or displayed online. Advertising revenue was recorded net of agency commissions and discounts.
     Cash payments received are recorded as deferred revenue until all the conditions of revenue recognition have been met. Long-term, non-interest bearing receivables are discounted to present value. At March 31, 2011, $100.2 million of accounts receivable are due beyond one year. The accounts receivable are due as follows: $52.7 million in fiscal 2013, $31.3 million in fiscal 2014, $8.9 million in fiscal 2015, $4.9 million in fiscal 2016, $1.7 million in fiscal 2017, and $0.7 million thereafter.
(d) Cash and Cash Equivalents
     Cash and cash equivalents consist of cash deposits at financial institutions and investments in money market mutual funds.
(e) Restricted Cash
     Restricted cash represents amounts held as collateral required under our revolving film credit facility, amounts that are contractually designated for certain theatrical marketing obligations, and amounts held in a trust to fund the Company’s cash severance obligations that would be due to certain executive officers should their employment be terminated “without cause” (as defined), in connection with a “change in control” of the Company (as defined in each of their respective employment contracts).
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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
     Home entertainment product inventory consists of DVDs/Blu-ray discs and is stated at the lower of cost or market value (first-in, first-out method).
(h) Property and Equipment, net
     Property and equipment is carried at cost less accumulated depreciation. Depreciation is provided for using the following rates and methods:

Computer equipment and software	2 — 5 years straight-line
Furniture and equipment	2 — 10 years straight-line
Leasehold improvements	Over the lease term or the useful life, whichever is shorter
Land	Not depreciated
     The Company periodically reviews and evaluates the recoverability of property and equipment. Where applicable, estimates of net future cash flows, on an undiscounted basis, are calculated based on future revenue estimates. If appropriate and where deemed necessary, a reduction in the carrying amount is recorded.
(i) Equity Method Investments
     The Company uses the equity method of accounting for investments in companies in which it has a minority equity interest and the ability to exert significant influence over operating decisions of the companies. The Company’s equity method investees are periodically reviewed to determine whether there has been a loss in value that is other than a temporary decline.
(j) Goodwill
     Goodwill represents the excess of acquisition costs over the tangible and intangible assets acquired and liabilities assumed in various business acquisitions by the Company. The Company has two reporting units with goodwill within its businesses: Motion Pictures and Television Production. Goodwill is not amortized but is reviewed for impairment annually within each fiscal year or between the annual tests if an event occurs or circumstances change that indicate it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value. The impairment test follows a two-step approach. The first step determines if the goodwill is potentially impaired, and the second step measures the amount of the impairment loss, if necessary. Under the first step, goodwill is considered potentially impaired if the fair value of the reporting unit is less than the reporting unit’s carrying amount, including goodwill. Under the second step, the impairment loss is then measured as the excess of recorded goodwill over the fair value of the goodwill, as calculated. The fair value of goodwill is calculated by allocating the fair value of the reporting unit to all the assets and liabilities of the reporting unit as if the reporting unit was purchased in a business combination and the purchase price was the fair value of the reporting unit. The Company performs its annual impairment test as of January 1 in each fiscal year. No goodwill impairment was identified in any of the Company’s reporting units. Determining the fair value of reporting units requires various assumptions and estimates. The estimates of fair value include consideration of the future projected operating results and cash flows of the

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
reporting unit. Such projections could be different than actual results. Should actual results be significantly less than estimates, the value of our goodwill could be impaired in the future.
(k) Other Assets
     Other assets include deferred financing costs, loans receivable, and prepaid expenses and other .
     Deferred Financing Costs. Amounts incurred in connection with obtaining debt financing are deferred and amortized, as a component of interest expense, over the earlier of the date of the earliest put option or term to maturity of the related debt obligation.
     Loans Receivable. The Company records loans receivable at historical cost, less an allowance for uncollectible amounts.
     Prepaid Expenses and Other. Prepaid expenses and other primarily include prepaid expenses and security deposits.
(l) Convertible Senior Subordinated Notes
     The Company accounts for its convertible senior subordinated notes by separating the liability and equity components. The liability component is recorded at the date of issuance based on its fair value which is generally determined in a manner that will reflect an interest cost equal to our nonconvertible debt borrowing rate at the convertible senior subordinated notes issuance date. The amount of the proceeds less the amount recorded as the liability component is recorded as an addition to shareholders’ equity reflecting the equity component (i.e., conversion feature). The difference between the principal amount and the amount recorded as the liability component represents the debt discount. The carrying amount of the liability is accreted up to the principal amount through the amortization of the discount, using the effective interest method, to interest expense over the expected life of the note.
(m) Prints, Advertising and Marketing Expenses.
     The costs of advertising and marketing expenses are expensed as incurred. Advertising expenses for the year ended March 31, 2011 were $346.3 million (2010 — $297.9 million, 2009 — $423.7 million) which were recorded as distribution and marketing expenses. The costs of film prints are capitalized as prepaid expenses and expensed upon theatrical release and are included in distribution and marketing expenses.
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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Tax credits earned with respect to expenditures on qualifying film and television productions are included as an offset to investment in films and television programs when the qualifying expenditures have been incurred provided that there is reasonable assurance that the credits will be realized (refer to Note 20).
(p) Foreign Currency Translation
     Monetary assets and liabilities denominated in currencies other than the functional currency are translated at exchange rates in effect at the balance sheet date. Resulting unrealized translation gains and losses are included in the consolidated statements of operations.
     Foreign company assets and liabilities in foreign currencies are translated into U.S. dollars at the exchange rate in effect at the balance sheet date. Foreign company revenue and expense items are translated at the average rate of exchange for the fiscal year. Gains or losses arising on the translation of the accounts of foreign companies are included in accumulated other comprehensive loss, a separate component of shareholders’ equity.
(q) Derivative Instruments and Hedging Activities
     Derivative financial instruments are used by the Company in the management of its foreign currency exposures. The Company’s policy is not to use derivative financial instruments for trading or speculative purposes.
     The Company enters into forward foreign exchange contracts to hedge its foreign currency exposures on future production expenses denominated in various foreign currencies. The Company evaluates whether the foreign exchange contracts qualify for hedge accounting at the inception of the contract. The fair value of the forward exchange contracts is recorded on the consolidated balance sheets. Changes in the fair value of the foreign exchange contracts that are effective hedges are reflected in accumulated other comprehensive loss, a separate component of shareholders’ equity, and changes in the fair value of foreign exchange contracts that are ineffective hedges are reflected in the consolidated statements of operations. Gains and losses realized upon settlement of the foreign exchange contracts are amortized to the consolidated statements of operations on the same basis as the production expenses being hedged.
(r) Stock-Based Compensation
     The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. The fair value received is recognized in earnings over the period during which an employee is required to provide service. See Note 16 for further discussion of the Company’s stock-based compensation.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(s) Net Loss Per Share
     Basic and diluted net loss per share is calculated based on the weighted average common shares outstanding for the period. Basic and diluted net loss per share for the years ended March 31, 2011, 2010 and 2009 is presented below:

	Year	Year	Year
	Ended	Ended	Ended
	March 31,	March 31,	March 31,
	2011	2010	2009
	(Amounts in thousands)
Basic and Diluted Net Loss Per Common Share:
Numerator:
Net loss	$(53,599)	$(19,478)	$(178,454)

Denominator:
Weighted average common shares outstanding	131,176	117,510	116,795

Basic and Diluted Net Loss Per Common Share	$(0.41)	$(0.17)	$(1.53)

     For the years ended March 31, 2011, 2010, and 2009, the weighted average incremental common shares calculated under the “if converted” and treasury stock method presented below were excluded from diluted net loss per common share for the periods because their inclusion would have had an anti-dilutive effect as a result of the reported net losses.

	Year	Year	Year
	Ended	Ended	Ended
	March 31,	March 31,	March 31,
	2011	2010	2009
	(Amounts in thousands)
Incremental shares
Conversion of notes	16,171	25,907	24,666
Share purchase options	1	—	340
Restricted share units	729	338	365
Contingently issuable shares	—	—	968

Total incremental shares excluded from Diluted Net Loss Per Common Share	16,901	26,245	26,339

     Additionally, for the years ended March 31, 2011, 2010, and 2009, the weighted average common shares issuable presented below were excluded from diluted net loss per common share because their inclusion would have had an anti-dilutive effect due to either their award terms or the market price of common shares.

	Year	Year	Year
	Ended	Ended	Ended
	March 31,	March 31,	March 31,
	2011	2010	2009
	(Amounts in thousands)
Anti-dilutive shares issuable
Share purchase options	3,285	3,670	3,724
Restricted share units	137	1,172	1,007
Contingently issuable shares	218	631	376

Total weighted average anti-dilutive shares issuable excluded from Diluted Net Loss Per Common Share	3,640	5,473	5,107

(t) Use of Estimates
     The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
     Upon adoption of the new accounting standard on April 1, 2010, the Company determined that it was no longer the primary beneficiary of TV Guide Network because pursuant to the operating agreement of the entity, the power to direct the activities that most significantly impact the economic performance of TV Guide Network are shared with the 49% owner of TV Guide Network, One Equity Partners (“OEP”). Accordingly, upon adoption of the new accounting standard, the Company is no longer consolidating TV Guide Network and instead is accounting for TV Guide Network under the equity method of accounting.
     The Company has applied the provisions of the new accounting standard retrospectively and accordingly, the Company deconsolidated TV Guide Network from May 28, 2009, the date the Company sold a 49% interest to OEP, and retrospectively adjusted the financial statements to reflect TV Guide Network as if it were accounted for under the equity method of accounting since that date. The deconsolidation of TV Guide Network resulted in the reclassification of $305.4 million of assets, $147.3 million of liabilities and $30.0 million of non-controlling interest amounts from each of their respective consolidated balance sheet captions to the investment in equity method investee’s account as of March 31, 2010, reflecting the carrying amount of the Company’s interest in the mandatorily redeemable preferred and common stock units of TV Guide Network as of March 31, 2010. The deconsolidation of TV Guide Network also resulted in a $13.2 million increase in cash flows used in operating activities, a $2.9 million decrease in cash flows used in investing activities and an $11.9 million decrease in cash flows provided by financing activities, resulting in a net decrease in cash and cash equivalents of $22.2 million for the year ended March 31, 2010. In addition, under the equity method of accounting, the Company’s share of the revenues and expenses of TV Guide Network and income for the accretion of the dividend and discount of the mandatorily redeemable preferred stock are recorded net in the equity interest line item in the consolidated statements of operations. The adoption of the new accounting standard did not impact the Company’s net loss for the year ended March 31, 2010. See Note 7 and Note 17 for further detail regarding the TV Guide Network.
3. Restricted Cash and Restricted Investments
     Restricted Cash. Restricted cash represents amounts held as collateral required under our revolving film credit facility, amounts that are contractually designated for certain theatrical marketing obligations, and approximately $14.0 million held in a trust to fund the Company’s cash severance obligations that would be due to certain executive officers should their employment be terminated “without cause” (as defined), in connection with a “change in control” of the Company (as defined in each of their respective employment contracts). For purposes of

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the employment agreements with such executive officers, a “change in control” occurred on June 30, 2010 when a certain shareholder became the beneficial owner of 33% or more of the Company’s common shares. Accordingly, the trust became irrevocable, and the Company may not withdraw any trust assets (other than once every six months in an amount that the trustee reasonably determines exceeds the remaining potential severance obligations), until any cash severance obligations that have become payable to the executives have been paid or the employment agreements with the executives expire or terminate without those obligations becoming payable.
     Restricted Investments. Restricted investments, which are measured at fair value, represented amounts that were contractually designated as collateral for certain production loans pursuant to an escrow agreement. The carrying amount of this restricted investment is equal to its fair value as of March 31, 2010. The related production loan was paid off during the year ended March 31, 2011 and the restricted investment matured resulting in no gain or loss. Realized and unrealized gains on investments available-for-sale were nil, nil, and $0.1 million during the years ended March 31, 2011, 2010 and 2009, respectively.
4. Investment in Films and Television Programs

	March 31,	March 31,
	2011	2010
	(Amounts in thousands)
Motion Picture Segment — Theatrical and Non-Theatrical Films
Released, net of accumulated amortization	$216,893	$212,582
Acquired libraries, net of accumulated amortization	31,929	43,374
Completed and not released	49,877	49,338
In progress	171,198	198,743
In development	11,825	10,730
Product inventory	34,442	38,291

	516,164	553,058

Television Segment — Direct-to-Television Programs
Released, net of accumulated amortization	92,722	80,557
In progress	10,206	24,198
In development	2,196	3,292

	105,124	108,047

	$621,288	$661,105

     The following table sets forth acquired libraries that represent titles released three years prior to the date of acquisition, and amortized over their expected revenue stream from acquisition date up to 20 years:

		Total	Remaining	Unamortized Costs	Unamortized Costs
		Amortization	Amortization	March 31,	March 31,
Acquired Library	Acquisition Date	Period	Period	2011	2010
		(In years)		(Amounts in thousands)
Trimark Holdings	October 2000	20.00	9.50	$2,900	$4,589
Artisan Entertainment	December 2003	20.00	12.75	28,348	36,836
Modern Entertainment	August 2005	20.00	—	—	1,142
Lionsgate UK	October 2005	20.00	14.50	681	807

Total Acquired Libraries				$31,929	$43,374

     The Company expects approximately 44% of completed films and television programs, net of accumulated amortization will be amortized during the one-year period ending March 31, 2012. Additionally, the Company expects approximately 80% of completed and released films and television programs, net of accumulated amortization and excluding acquired libraries, will be amortized during the three-year period ending March 31, 2014.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
5. Property and Equipment

	March 31,	March 31,
	2011	2010
	(Amounts in thousands)
Leasehold improvements	$8,412	$7,263
Property and equipment	8,073	7,691
Computer equipment and software	22,226	20,829

	38,711	35,783
Less accumulated depreciation and amortization	(29,499)	(24,575)

	9,212	11,208
Land	1,206	1,206

	$10,418	$12,414

6. Goodwill
     The changes in the carrying amount of goodwill by reporting segment in the years ended March 31, 2011 and 2010 were as follows:

	Motion	Television	Media
	Pictures	Production	Networks	Total
	(Amounts in thousands)
Balance as of March 31, 2009	$210,293	$13,961	$155,148	$379,402
TV Guide Network	—	—	(155,148)	(155,148)
Debmar-Mercury, LLC	—	15,000	—	15,000

Balance as of March 31, 2010	$210,293	$28,961	$—	$239,254

Balance as of March 31, 2011	$210,293	$28,961	$—	$239,254

     During the year ended March 31, 2010, goodwill increased by $15.0 million for the buy-out of the earn-out associated with the acquisition of Debmar-Mercury, LLC (see Note 17). Also during the year ended March 31, 2010, goodwill decreased by $155.1 million for the deconsolidation of TV Guide Network from May 28, 2009, the date the Company sold a 49% interest to OEP, pursuant to the new accounting guidance on accounting for VIEs effective April 1, 2010, which the Company has retrospectively applied. Accordingly, upon adoption of the new accounting standard, the Company is no longer consolidating TV Guide Network and instead is accounting for TV Guide Network under the equity method of accounting (see Note 7 and Note 17).
7. Equity Method Investments
Equity Method Investments. The carrying amount of significant equity method investments at March 31, 2011 and March 31, 2010 were as follows:

	March 31,
	2011
	Ownership	March 31,	March 31,
Equity Method Investee	Percentage	2011	2010
		(Amounts in thousands)
Horror Entertainment, LLC (“FEARnet”)	34.5%	$2,809	$630
NextPoint, Inc. (“Break Media”)	42.0%	14,293	16,698
Roadside Attractions, LLC (“Roadside”)	43.0%	2,756	1,913
Studio 3 Partners, LLC (“EPIX”)	31.2%	14,664	31,700
TV Guide Network	51.0%	114,940	128,130
Tiger Gate Entertainment Limited (“Tiger Gate”)	45.5%	1,123	—

		$150,585	$179,071

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Equity interests in equity method investments in our consolidated statements of operations represent our portion of the income or loss of our equity method investees based on our percentage ownership and the elimination of profits on sales to equity method investees. Equity interests in equity method investments for the years ended March 31, 2011, 2010 and 2009 were as follows (income (loss)):

	Year	Year	Year
	Ended	Ended	Ended
	March 31,	March 31,	March 31,
Equity Method Investee	2011	2010	2009
Horror Entertainment, LLC (“FEARnet”)	$679	$(568)	$(5,323)
NextPoint, Inc. (“Break Media”)	(2,404)	(845)	(2,543)
Roadside Attractions, LLC (“Roadside”)	842	(149)	(138)
Studio 3 Partners, LLC (“EPIX”)	(38,212)	(26,587)	(1,040)
TV Guide Network	(2,988)	(52)	—
Tiger Gate Entertainment Limited (“Tiger Gate”)	(1,847)	—	—

	$(43,930)	$(28,201)	$(9,044)

     Horror Entertainment, LLC. Horror Entertainment, LLC (“FEARnet”), a multiplatform programming and content service provider of horror genre films operating under the branding of “FEARnet.” The Company licenses content to FEARnet for video-on-demand and broadband exhibition. The Company is recording its share of the FEARnet results on a one quarter lag and, accordingly, during the year ended March 31, 2011, the Company recorded its share of the income earned by FEARnet for the year ended December 31, 2010. The Company funded an additional $1.5 million during the year ended March 31, 2011.
     NextPoint, Inc. NextPoint, Inc. (“Break Media”), an online home entertainment service provider operating under the branding of “Break Media.” The interest was acquired on June 29, 2007 for an aggregate purchase price of $21.4 million, which included $0.5 million of transaction costs, by issuing 1,890,189 of the Company’s common shares. The value assigned to the shares for purposes of recording the investment of $20.9 million was based on the average price of the Company’s common shares a few days prior and subsequent to the date of the closing of the acquisition. The Company is recording its share of the Break Media results on a one quarter lag and, accordingly, during the year ended March 31, 2011, the Company recorded its share of losses incurred by Break Media for the year ended December 31, 2010.
     Roadside Attractions, LLC. Roadside Attractions, LLC (“Roadside”), an independent theatrical releasing company. The Company is recording its share of the Roadside results on a one quarter lag and, accordingly, during the year ended March 31, 2011, the Company recorded its share of income earned by Roadside for the year ended December 31, 2010.
     Studio 3 Partners, LLC (“EPIX”). In April 2008, the Company formed a joint venture with Viacom Inc. (“Viacom”), its Paramount Pictures unit (“Paramount Pictures”) and Metro-Goldwyn-Mayer Studios Inc. (“MGM”) to create a premium television channel and subscription video-on-demand service named “EPIX”. The Company has invested $80.4 million through March 31, 2011, including $21.2 million funded during the year ended March 31, 2011. The Company is recording its share of the joint venture results on a one quarter lag and, accordingly, during the year ended March 31, 2011, the Company recorded its share of the loss incurred by the joint venture for the year ended December 31, 2010. EPIX expects to report net income of approximately $24 million for its quarter ended March 31, 2011, of which the Company’s pro rata share will be recorded in the quarter ended June 30, 2011.
     The Company licenses certain of its theatrical releases and other films and television programs to EPIX. A portion of the profits of these licenses reflecting the Company’s ownership share in the venture are eliminated through an adjustment to the equity interest loss of the venture. These profits are recognized as they are realized by the venture. For the year ended March 31, 2011 and March 31, 2010, the Company recognized $89.4 million and $38.6 million, respectively, of revenue and $48.8 million and $26.3 million, respectively, of gross profit on the licensing of films to EPIX before eliminations.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The following table presents summarized balance sheet data as of December 31, 2010 and 2009 for EPIX:

	December 31,	December 31,
	2010	2009
	(Amounts in thousands)
Current assets	$117,835	$107,826
Non-current assets	$89,648	$56,585
Current liabilities	$105,303	$49,509
Non-current liabilities	$6,719	$14,989
     The following table presents the summarized statement of operations for the twelve months ended December 31, 2010 and 2009 for EPIX and a reconciliation of the net loss reported by EPIX to equity interest loss recorded by the Company:

	Twelve Months	Twelve Months
	Ended	Ended
	December 31,	December 31,
	2010	2009
	(Amounts in thousands)
Revenues	$123,571	$27
Expenses:
Operating expenses	200,894	44,501
Selling, general and administrative expenses	20,729	16,890

Operating loss	(98,052)	(61,364)
Interest income (expense)	13	(110)

Net loss	$(98,039)	$(61,474)

Reconciliation of net loss reported by EPIX to equity interest loss:

Net loss reported by EPIX	$(98,039)	$(61,474)
Ownership interest in EPIX	31.15%	30.55	%(1)

Share of net loss	(30,539)	(18,779)

Adjustments and eliminations of the Company’s share of profits on sales to EPIX	(15,219)	(8,051)
Realization of the Company’s share of profits on sales to EPIX	7,546	243

Total equity interest loss recorded	$(38,212)	$(26,587)

(1)	During the twelve months ended December 31, 2009, the Company’s ownership percentage increased from 28.57% to 31.15%.
     TV Guide Network. The Company’s investment balance consists of common share units of $12.6 million and mandatorily redeemable preferred stock units of $102.4 million (which approximates fair value). On February 28, 2009, the Company purchased all of the issued and outstanding equity interests of TV Guide Network. The Company paid approximately $241.6 million for all of the equity interest of TV Guide Network. On May 28, 2009, the Company sold 49% of the Company’s interest in TV Guide Network (see Note 17).
     The February 28, 2009 acquisition was accounted for as a purchase, with the results of operations of TV Guide Network included in the Company’s consolidated results from February 28, 2009 through May 27, 2009 when a portion of the entity was sold. Subsequent to the sale of TV Guide Network, and pursuant to the new accounting guidance on accounting for VIEs effective April 1, 2010, which the Company has retrospectively applied, the Company’s interest in TV Guide Network is being accounted for under the equity method of accounting. Accordingly, the Company’s portion of the loss incurred by TV Guide Network for the year ended March 31, 2011 and the period from May 28, 2009 through March 31, 2010 is reflected in equity interest loss.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Investment in Mandatorily Redeemable Preferred Stock Units. The mandatorily redeemable preferred stock carries a dividend rate of 10% compounded annually and is mandatorily redeemable in May 2019 at the stated value plus the dividend return and any additional capital contributions less previous distributions. The mandatorily redeemable preferred stock units were initially recorded based on their estimated fair value, as determined using an option pricing model methodology. The mandatorily redeemable preferred stock units and the 10% dividend are being accreted up to its redemption amount over the ten-year period to the redemption date which is recorded as income from equity interest. During the year ended March 31, 2011, the Company received a pay-out of accreted interest of $10.2 million.
     The Company licenses certain films and/or television programs to TV Guide Network. A portion of the profits of these licenses reflecting the Company’s ownership share in the venture are eliminated through an adjustment to the equity interest loss of the venture. These profits are recognized as they are realized by the venture. For the year ended March 31, 2011, the Company recognized $14.9 million of revenue and $5.3 million of gross profit on the licensing of television programs to TV Guide Network before eliminations.
     The following table presents summarized balance sheet data as of March 31, 2011 and 2010 for TV Guide Network:

	March 31,	March 31,
	2011	2010
	(Amounts in thousands)
Current assets	$43,497	$45,963
Non-current assets	$261,245	$260,932
Current liabilities	$32,126	$24,124
Non-current liabilities	$40,354	$30,174
Redeemable preferred stock	$200,724	$193,021
     The following table presents the summarized statement of operations for the years ended March 31, 2011 and 2010 for TV Guide Network and a reconciliation of the net loss reported by TV Guide Network to equity interest loss recorded by the Company:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Period from
	Year	May 28, 2009
	Ended	to
	March 31,	March 31,
	2011	2010 (1)
	(Amounts in thousands)
Revenues	$115,680	$96,983
Expenses:
Cost of services	38,369	29,760
Selling, marketing, and general and administration	60,913	49,493
Depreciation and amortization	15,331	15,609

Operating income	1,067	2,121

Interest expense, net	1,853	784
Accretion of redeemable preferred stock units (2)	27,703	20,587

Total Interest expense, net	29,556	21,371

Loss before income taxes	(28,489)	(19,250)
Income tax expense	(51)	12

Net loss	$(28,540)	$(19,262)

Reconciliation of net loss reported by TV Guide Network to equity interest loss:

Net loss reported by TV Guide Network	$(28,540)	$(19,262)
Ownership interest in TV Guide Network	51%	51%

Share of net loss	(14,555)	(9,824)

Accretion of dividend and interest income on redeemable preferred stock units (2)	14,129	10,499
Adjustments and eliminations of the Company’s share of profits on sales to TV Guide Network	(2,744)	(727)
Realization of the Company’s share of profits on sales to TV Guide Network	182	—

Total equity interest loss recorded	$(2,988)	$(52)

(1)	During the year ended March 31, 2010, the Company accounted for its interest in TV Guide Network under the equity method of accounting from May 28, 2009, the date of deconsolidation, to March 31, 2010.

(2)	Accretion of mandatorily redeemable preferred stock units represents TV Guide Network’s 10% dividend and the amortization of discount on its mandatorily redeemable preferred stock units held by the Company and the 49% interest holder. The Company records 51% of this expense as income from the accretion of dividend and discount on mandatorily redeemable preferred stock units as equity interest loss.
     Tiger Gate Entertainment Limited. Tiger Gate Entertainment Limited is an operator of pay television channels and a distributor of television programming and action and horror films across Asia. The Company is recording its share of the joint venture results on a one quarter lag and, accordingly, during the year ended March 31, 2011, the Company recorded its share of the loss incurred by the joint venture for the year ended December 31, 2010. The Company funded an additional $2.0 million during the year ended March 31, 2011.
8. Other Assets
     The composition of the Company’s other assets is as follows as of March 31, 2011 and March 31, 2010:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	March 31,	March 31,
	2011	2010
	(Amounts in thousands)
Deferred financing costs, net of accumulated amortization	$15,422	$19,460
Loans receivable	18,433	26,096
Prepaid expenses and other	12,746	16,471

	$46,601	$62,027

Deferred Financing Costs. Deferred financing costs primarily include costs incurred in connection with (1) an amended senior revolving credit facility (see Note 9), (2) the issuance of the Senior Secured Second-Priority Notes (as defined herein, see Note 10) and (3) the issuance of the October 2004 2.9375% Notes, the February 2005 3.625% Notes and the April 2009 3.625% Notes (as defined herein, see Note 13) that are deferred and amortized to interest expense using the effective interest method.
Loans Receivable. The following table sets forth the Company’s loans receivable at March 31, 2011 and March 31, 2010:

	Interest	March 31,	March 31,
	Rate	2011	2010
		(Amounts in thousands)
Third-party producer	3.05%	$8,777	$17,147
NextPoint, Inc. (“Break Media”)	5.30% - 20.0%	9,656	7,891
Other	3.49%	—	1,058

		$18,433	$26,096

Prepaid Expenses and Other. Prepaid expenses and other primarily include prepaid expenses and security deposits.
9. Senior Revolving Credit Facility
     Outstanding Amount. At March 31, 2011, the Company had borrowings of $69.8 million (March 31, 2010 — $17.0 million).
     Availability of Funds. At March 31, 2011, there was $255.2 million available (March 31, 2010 — $297.4 million). The senior revolving credit facility provides for borrowings and letters of credit up to an aggregate of $340 million. The availability of funds is limited by a borrowing base and also reduced by outstanding letters of credit which amounted to $15.0 million at March 31, 2011 (March 31, 2010 — $25.6 million).
     Maturity Date. The senior revolving credit facility expires July 25, 2013.
     Interest. As of March 31, 2011, the senior revolving credit facility bore interest of 2.5% over the “Adjusted LIBOR” rate (effective interest rate of 2.74% and 2.75% as of March 31, 2011 and March 31, 2010, respectively).
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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
10. Senior Secured Second-Priority Notes
     On October 21, 2009, Lions Gate Entertainment Inc. (“LGEI”), the Company’s wholly-owned subsidiary, issued $236.0 million aggregate principal amount of senior secured second-priority notes due 2016 (the “Senior Notes”) in a private offering conducted pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended.
Outstanding Amount. The outstanding amount is set forth in the table below:

	March 31,	March 31,
	2011	2010
	(Amounts in thousands)
Principal amount of Senior Secured Second-Priority Notes	$236,000	$236,000
Unamortized discount (remaining period as of March 31, 2011 of 5.6 years )	(9,669)	(10,845)

Net carrying amount of Senior Secured Second-Priority Notes	$226,331	$225,155

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
     Security. The Senior Notes are guaranteed on a senior secured basis by the Company, and certain wholly-owned subsidiaries of both the Company and LGEI. The Senior Notes are ranked junior in right of payment to the Company’s senior revolving credit facility, ranked equally in right of payment to the Company’s convertible senior subordinated notes, and ranked senior to any of the Company’s unsecured debt.
     Covenants. The Senior Notes contain certain restrictions and covenants that, subject to certain exceptions, limit the Company’s ability to incur additional indebtedness, pay dividends or repurchase the Company’s common shares, make certain loans or investments, and sell or otherwise dispose of certain assets subject to certain conditions, among other limitations.
11. Participations and Residuals
     The Company expects approximately 76% of accrued participations and residuals will be paid during the one-year period ending March 31, 2012.
Theatrical Slate Participation
     On May 29, 2009, the Company terminated its theatrical slate participation arrangement with Pride Pictures, LLC (“Pride”), an unrelated entity. Under the arrangement dated May 25, 2007 and amended on January 30, 2008, Pride contributed, in general, 50% of the Company’s production, acquisition, marketing and distribution costs of

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
     At March 31, 2011, $19.2 million (March 31, 2010, $24.1 million) was payable to Pride and is included in participations and residuals in the consolidated balance sheets.
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
     Amounts provided from SGF are reflected as a participation liability. The difference between the ultimate participation expected to be paid to SGF and the amount provided by SGF is amortized as a charge to or a reduction of participation expense under the individual film forecast method. At March 31, 2011, $7.1 million (March 31, 2010, $7.2 million) was payable to SGF and is included in participations and residuals in the consolidated balance sheets. Under the terms of the arrangement, $35 million is available through July 30, 2011. Of the $35 million available through July 30, 2011, $5.3 million was provided through March 31, 2011, with the remaining commitment expiring on July 30, 2011.
12. Film Obligations and Production Loans

	March 31,	March 31,
	2011	2010
	(Amounts in thousands)
Film obligations	$59,661	$40,267
Production loans
Individual production loans	181,829	210,021
Pennsylvania Regional Center production loans	65,500	65,746
Film Credit Facility	20,430	35,735

Total film obligations and production loans	$327,420	$351,769

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The following table sets forth future annual repayment of film obligations and production loans:

	Year Ended March 31,
	2012	2013	2014	2015	2016	Thereafter	Total
	(Amounts in thousands)
Future annual repayment of Film Obligations and Production Loans recorded as of March 31, 2011
Film obligations	$36,370	$10,254	$7,972	$4,691	$3,127	$—	$62,414
Production loans
Individual production loans	154,225	12,604	15,000	—	—	—	181,829
Pennsylvania Regional Center production loans	—	—	65,500	—	—	—	65,500
Film Credit Facility	20,430	—	—	—	—	—	20,430

	$211,025	$22,858	$88,472	$4,691	$3,127	$—	$330,173

Less imputed interest on film obligations							(2,753)

							$327,420

Film Obligations
     Film obligations include minimum guarantees, which represent amounts payable for film rights that the Company has acquired and certain theatrical marketing obligations, which represent amounts received from third parties that are contractually committed for theatrical marketing expenditures associated with specific titles.
Individual Production Loans
     Production loans represent individual loans for the production of film and television programs that the Company produces. Individual production loans have contractual repayment dates either at or near the expected completion date, with the exception of certain loans containing repayment dates on a longer term basis. Individual production loans of $121.9 million incur interest at rates ranging from 3.45% to 4.25%, and approximately $60.0 million of production loans are non-interest bearing.
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
     Outstanding Amount. At March 31, 2011, the Company had borrowings of $65.5 million (fair value — $62.0 million) (March 31, 2010 — $65.7 million (fair value — $60.3 million) which includes accrued interest of $0.2 million).
     Availability of Funds. At March 31, 2011, there were no amounts available under this agreement (March 31, 2010 — nil).
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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Pursuant to the terms of the Company’s senior revolving credit facility, the Company is required to maintain certain collateral equal to the loans outstanding plus 5% under this facility. Such collateral can consist of cash, cash equivalents or debt securities, including the Company’s convertible senior subordinated notes repurchased. As of March 31, 2011, $72.8 million principal value (fair value — $72.4 million) of the Company’s convertible senior subordinated notes repurchased in December 2009 (see Note 13) was held as collateral under the Company’s senior revolving credit facility (March 31, 2010 — $72.8 million principal value, $69.5 million fair value).
Film Credit Facility
     On October 6, 2009, the Company entered into a revolving film credit facility agreement, as amended effective June 22, 2010 (the “Film Credit Facility”), which provides for borrowings for the acquisition or production of motion pictures.
     Outstanding Amount. At March 31, 2011, the Company had borrowings of $20.4 million (March 31, 2010 — $35.7 million).
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
     Interest. As of March 31, 2011, the Film Credit Facility bore interest of 3.25% over the “LIBO” rate (as defined in the credit agreement). The weighted average interest rate on borrowings outstanding as of March 31, 2011 was 3.49% (March 31, 2010 — 3.50%).
     Commitment Fee. The Company is required to pay a quarterly commitment fee of 0.75% per annum on the unused commitment under the Film Credit Facility.
     Security. Borrowings under the Film Credit Facility are subject to a borrowing base calculation and are secured by interests in the related motion pictures, together with certain other receivables from other motion picture and television productions pledged by the Company, including a minimum pledge of such receivables of $25 million. Receivables pledged to the Film Credit Facility must be excluded from the borrowing base calculation under the Company’s senior revolving credit facility, as described in Note 9.
13. Convertible Senior Subordinated Notes and Other Financing Obligations
     Accounting Method Description. The Company accounts for its convertible senior subordinated notes by separating the liability and equity components. The liability component is recorded at the date of issuance based on its fair value which is generally determined in a manner that will reflect an interest cost equal to the Company’s nonconvertible debt borrowing rate at the convertible senior subordinated notes issuance date. The amount of the proceeds less the amount recorded as the liability component is recorded as an addition to shareholders’ equity reflecting the equity component (i.e., conversion feature). The difference between the principal amount and the amount recorded as the liability component represents the debt discount. The carrying amount of the liability is accreted up to the principal amount through the amortization of the discount, using the effective interest method, to interest expense over the expected life of the note.
     Outstanding Amount. The following table sets forth the convertible senior subordinated notes and other financing obligations outstanding at March 31, 2011 and March 31, 2010:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	March 31, 2011
		Unamortized	Net Carrying
	Principal	Discount	Amount
	(Amounts in thousands)
Convertible Senior Subordinated Notes
October 2004 2.9375% (Equity Component $48,080)	$46,326	$(1,598)	$44,728
February 2005 3.625% (Equity Component $50,855)	23,470	(1,363)	22,107
April 2009 3.625% (Equity Component $16,085)	66,581	(26,161)	40,420

	$136,377	$(29,122)	107,255

Other financing obligations			3,718

			$110,973

	March 31, 2010
		Unamortized	Net Carrying
	Principal	Discount	Amount
	(Amounts in thousands)
Convertible Senior Subordinated Notes
October 2004 2.9375% (Equity Component $48,080)	$110,035	$(10,564)	$99,471
February 2005 3.625% (Equity Component $50,855)	59,479	(6,804)	52,675
April 2009 3.625% (Equity Component $16,085)	66,581	(30,409)	36,172

	$236,095	$(47,777)	188,318

Other financing obligations			3,718

			$192,036

     The following table sets forth future annual contractual principal payment commitments under convertible senior subordinated notes as of March 31, 2011:

		Year Ended March 31,

Note	First Holder Redemption Date	2012	2013	2014	2015	2016	Thereafter	Total
		(Amounts in thousands)
October 2004 2.9375% Notes	October 2011	$46,326	$—	$—	$—	$—	$—	$46,326
February 2005 3.625% Notes	March 2012	23,470	—	—	—	—	—	23,470
April 2009 3.625% Notes	March 2015	—	—	—	66,581	—	—	66,581

		$69,796	$—	$—	$66,581	$—	$—	$136,377

     The future repayment dates of the convertible senior subordinated notes represent the first redemption date by holder for each note respectively, as described above.
     Interest Expense. The effective interest rate on the liability component and the amount of interest expense, which includes both the contractual interest coupon and amortization of the discount on the liability component, for the years ended March 31, 2011, 2010 and 2009 are presented below.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year	Year	Year
	Ended	Ended	Ended
	March 31,	March 31,	March 31,
	2011	2010	2009
	(Amounts in thousands)
October 2004 2.9375% Convertible Senior Subordinated Notes:
Effective interest rate of liability component (9.65%)
Interest Expense
Contractual interest coupon	$1,915	$3,879	$4,406
Amortization of discount on liability component and debt issuance costs	4,278	8,228	8,027

	6,193	12,107	12,433

February 2005 3.625% Convertible Senior Subordinated Notes:
Effective interest rate of liability component (10.03%)
Interest Expense
Contractual interest coupon	1,238	2,965	6,235
Amortization of discount on liability component and debt issuance costs	2,053	5,399	8,387

	3,291	8,364	14,622

April 2009 3.625% Convertible Senior Subordinated Notes:
Effective interest rate of liability component (17.26%)
Interest Expense
Contractual interest coupon	2,414	2,286	N/A
Amortization of discount on liability component and debt issuance costs	4,261	3,283	N/A

	6,675	5,569	—

Total
Contractual interest coupon	5,567	9,130	10,641
Amortization of discount on liability component and debt issuance costs	10,592	16,910	16,414

	$16,159	$26,040	$27,055

Convertible Senior Subordinated Notes Transactions
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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
     April 20, 2009 Refinancing Exchange of a Portion of February 2005 3.625% Notes: On April 20, 2009, LGEI entered into Refinancing Exchange Agreements (the “2009 Refinancing Exchange Agreements”) with certain existing holders of the February 2005 3.625% Notes. Pursuant to the terms of the 2009 Refinancing Exchange Agreements, holders of the February 2005 3.625% Notes exchanged approximately $66.6 million aggregate principal amount of the February 2005 3.625% Notes for new 3.625% convertible senior subordinated notes (the “April 2009 3.625% Notes”) in the same aggregate principal amount under a new indenture entered into by LGEI, the Company, as guarantor, and an indenture trustee thereunder. As a result of the exchange transaction, the Company recorded a gain on extinguishment of debt of $7.5 million during the quarter ended June 30, 2009. The gain represented the excess of the carrying value of the liability component of the February 2005 3.625% Notes over their fair value, net of the deferred financing costs written off. The excess of the fair value of both the equity and liability component of the April 2009 3.625% Notes over the fair value of the February 2005 3.625% Notes of $3.9 million was recorded as a reduction of shareholders’ equity reflecting the repurchase of the equity component of the February 2005 3.625% Notes.
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
Convertible Senior Subordinated Notes Terms
     October 2004 2.9375% Notes. In October 2004, LGEI sold $150.0 million the October 2004 2.9375% Notes.
     Outstanding Amount: As of March 31, 2011, $46.3 million of aggregate principal amount (carrying value — $44.7 million) of the October 2004 2.9375% Notes remain outstanding.
     Interest: Interest on the October 2004 2.9375% Notes is payable semi-annually on April 15 and October 15.
     Maturity Date: The October 2004 2.9375% Notes mature on October 15, 2024.
     Redeemable by LGEI: From October 15, 2010 to October 14, 2011, LGEI may redeem the October 2004 2.9375% Notes at 100.420%, and, thereafter, LGEI may redeem the October 2004 2.9375% Notes at 100%.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
     February 2005 3.625% Notes. In February 2005, LGEI sold $175.0 million of the February 2005 3.625% Notes.
     Outstanding Amount: As of March 31, 2011, $23.5 million of aggregate principal amount (carrying value — $22.1 million) of the February 2005 3.625% Notes remain outstanding.
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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     April 2009 3.625% Notes. As discussed above, in April 2009, LGEI issued approximately $66.6 million of 3.625% Convertible Senior Subordinated Notes (the “April 2009 3.625% Notes”).
     Outstanding Amount: As of March 31, 2011, $66.6 million of aggregate principal amount (carrying value — $40.4 million) of the April 2009 3.625% Notes remain outstanding.
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
14. Fair Value Measurements
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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
     The following table sets forth the carrying values and fair values (all determined using Level 2 inputs defined above) of the Company’s outstanding debt at March 31, 2011:

	Carrying
	Value	Fair Value
		(Level 2)
	(Amounts in thousands)
Senior revolving credit facility	$69,750	$69,750
October 2004 2.9375% Convertible Senior Subordinated Notes	44,728	46,713
February 2005 3.625% Convertible Senior Subordinated Notes	22,107	22,926
April 2009 3.625% Convertible Senior Subordinated Notes	40,420	59,205
Senior Secured Second-Priority Notes	226,331	248,685

	$403,336	$447,279

15. Comprehensive Loss
     Components of accumulated other comprehensive loss are as follows:

		Unrealized
	Foreign	Gain (Loss)		Accumulated
	Currency	on Foreign	Unrealized	Other
	Translation	Exchange	Gain (Loss) on	Comprehensive
	Adjustments	Contracts	Securities	Loss
	(Amounts in thousands)
Balance at March 31, 2009	$(11,896)	$18	$—	$(11,878)
Current year change	4,849	418	—	5,267

Balance at March 31, 2010	(7,047)	436	—	(6,611)
Current year change	5,756	(569)	—	5,187

Balance at March 31, 2011	$(1,291)	$(133)	$—	$(1,424)

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
16. Capital Stock
     (a) Common Shares
     The Company had 500,000,000 authorized shares of common stock at March 31, 2011 and 2010. The table below outlines common shares reserved for future issuance:

	March 31,	March 31,
	2011	2010
	(Amounts in thousands)
Stock options outstanding, average exercise price $9.75 (March 31, 2010 - $9.75)	3,310	3,360
Restricted share units — unvested	1,801	3,416
Share purchase options and restricted share units available for future issuance	3,683	3,717
Shares issuable upon conversion of October 2004 2.9375% Notes at conversion price of $11.50 per share	4,028	9,568
Shares issuable upon conversion of February 2005 3.625% Notes at conversion price of $14.28 per share	1,643	4,164
Shares issuable upon conversion of April 2009 3.625% Notes at conversion price of $8.25 per share	8,070	8,070

Shares reserved for future issuance	22,535	32,295

     The Company’s Board of Directors has authorized the repurchase of up to $150 million of the Company’s common shares, with the timing, price, quantity, and manner of the purchases to be made at the discretion of management, depending upon market conditions. During the period from the authorization date through March 31, 2011, 6,787,310 shares have been repurchased pursuant to the plan at a cost of approximately $65.2 million, including commission costs. During the year ended March 31, 2009, 4,588,675 shares were repurchased pursuant to the plan at a cost of approximately $45.0 million. No shares were repurchased during the years ended March 31, 2011 and 2010. The share repurchase program has no expiration date.
(b) Share-Based Compensation
     The Company has two stock option and long-term incentive plans that permit the grant of stock options and other equity awards to certain employees, officers, non-employee directors and consultants for up to 23.0 million shares of the Company’s common stock.
     Employees’ and Directors’ Equity Incentive Plan (the “Plan”): The plan provides for the issuance of up to 9.0 million shares of common stock of the Company to eligible employees, directors, and service providers. Of the 9.0 million common shares allocated for issuance, up to a maximum of 250,000 common shares may be issued as discretionary bonuses in accordance with the terms of a share bonus plan. No new awards were granted under the Plan subsequent to the 2004 Annual General Meeting of Shareholders. Any remaining shares available for additional grant purposes under the Plan may be issued under the 2004 Plan. At March 31, 2011, 101,351 common shares were available for grant under the 2004 Plan.
     2004 Performance Incentive Plan (the “2004 Plan”): The 2004 Plan provides for the issuance of up to an additional 14.0 million common shares, stock options, share appreciation rights, restricted shares, share bonuses or other forms of awards granted or denominated in common shares of the Company to eligible employees, directors, officers and other eligible persons through the grant of awards and incentives for high levels of individual performance and improved financial performance of the Company. The per share exercise price of an option granted under the 2004 Plan generally may not be less than the fair market value of a common share of the Company on the date of grant. The maximum term of an option granted under the 2004 Plan is ten years from the date of grant. At March 31, 2011, 3,581,255 common shares were available for grant under the 2004 Plan.
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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The Company recognized the following stock-based compensation expense (benefit) during the years ended March 31, 2011, 2010 and 2009:

	Year	Year	Year
	Ended	Ended	Ended
	March 31,	March 31,	March 31,
	2011	2010	2009
	(Amounts in thousands)
Compensation Expense (Benefit):
Stock Options	$2,644	$3,213	$3,184
Restricted Share Units and Other Share-based Compensation	26,032	14,385	10,063
Stock Appreciation Rights	3,829	1,225	(3,527)

Total	$32,505	$18,823	$9,720

     On June 30, 2010, certain unvested equity awards of certain executive officers immediately vested as a result of the triggering of “change in control” provisions in their respective employment agreements. For purposes of the employment agreements with such executive officers, a “change in control” occurred on June 30, 2010 when a certain shareholder became the beneficial owner of 33% or more of the Company’s common shares. As a result, the Company recognized $21.9 million in additional compensation expense during the year ended March 31, 2011, which is included in the table above.
     There was no income tax benefit recognized in the statements of operations for stock-based compensation arrangements during the years ended March 31, 2011, 2010 and 2009.
Stock Options
     A summary of option activity under the various plans as of March 31, 2011, 2010 and 2009 and changes during the years then ended is presented below:

					Weighted	Aggregate
				Weighted-	Average	Intrinsic
			Total	Average	Remaining	Value as of
	Number of	Number of	Number of	Exercise	Contractual	March 31,
Options:	Shares (1)	Shares (2)	Shares	Price	Term In Years	2011
Outstanding at April 1, 2008	4,537,363	600,000	5,137,363	$8.32
Granted	5,000	—	5,000	9.53
Exercised	(1,158,177)	—	(1,158,177)	3.67
Forfeited or expired	(85,020)	—	(85,020)	6.51

Outstanding at March 31, 2009	3,299,166	600,000	3,899,166	$9.75
Granted	110,000	—	110,000	5.41
Exercised	—	—	—	—
Forfeited or expired	(649,166)	—	(649,166)	8.97

Outstanding at March 31, 2010	2,760,000	600,000	3,360,000	$9.75
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited or expired	(50,000)	—	(50,000)	10.00

Outstanding at March 31, 2011	2,710,000	600,000	3,310,000	$9.75	5.83	$92,800

Outstanding as of March 31, 2011, vested or expected to vest in the future	2,706,333	600,000	3,306,333	$9.75	5.83	$89,707

Exercisable at March 31, 2011	2,636,666	600,000	3,236,666	$9.85	5.77	$30,933

(1)	Issued under our long-term incentive plans.

(2)	On September 10, 2007, in connection with the acquisition of Mandate Pictures (see Note 17), two executives entered into employment agreements with LGF. Pursuant to the employment agreements, the executives were granted an aggregate of 600,000 stock options, all of which have vested. The options were granted outside of our long-term incentive plans.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The fair value of each option award is estimated on the date of grant using a closed-form option valuation model (Black-Scholes) based on the assumptions noted in the following table. Expected volatilities are based on implied volatilities from traded options on the Company’s stock, historical volatility of the Company’s stock and other factors. The expected term of options granted represents the period of time that options granted are expected to be outstanding. The weighted-average grant-date fair values for options granted during the year ended March 31, 2011 was nil (2010 — $3.21, 2009 — $3.06). The following table represents the assumptions used in the Black-Scholes option-pricing model for stock options granted during the years ended March 31, 2010 and 2009:

	Year	Year
	Ended	Ended
	March 31,	March 31,
	2010	2009
Risk-free interest rate	2.6% - 3.6%	2.7%
Expected option lives (in years)	10 years	5.0 years
Expected volatility for options	45%	31%
Expected dividend yield	0%	0%
     The total intrinsic value of options exercised as of each exercise date during the year ended March 31, 2011 was nil (2010 — nil, 2009 — $7.1 million).
     During the year ended March 31, 2009, 279,368 shares were cancelled to fund withholding tax obligations upon exercise.
Restricted Share Units
     Effective June 27, 2005, the Company, pursuant to the 2004 Plan, began granting restricted share units to certain employees, directors and consultants.
     A summary of the status of the Company’s restricted share units as of March 31, 2011, 2010 and 2009, and changes during the years then ended is presented below:

			Total	Weighted Average
	Number of	Number of	Number of	Grant Date Fair
Restricted Share Units:	Shares (1)	Shares (2)	Shares	Value
Outstanding at April 1, 2008	2,037,125	287,500	2,324,625	$10.09
Granted	1,301,400	105,000	1,406,400	8.57
Vested	(1,097,403)	(8,333)	(1,105,736)	10.06
Forfeited	(59,621)	—	(59,621)	10.07

Outstanding at March 31, 2009	2,181,501	384,167	2,565,668	$9.27
Granted	1,910,792	52,500	1,963,292	5.58
Vested	(918,618)	(113,334)	(1,031,952)	9.16
Forfeited	(81,040)	—	(81,040)	7.91

Outstanding at March 31, 2010	3,092,635	323,333	3,415,968	$7.22
Granted	2,585,688	105,000	2,690,688	6.84
Vested	(3,792,987)	(428,333)	(4,221,320)	7.24
Forfeited	(84,278)	—	(84,278)	4.90

Outstanding at March 31, 2011	1,801,058	—	1,801,058	$6.70

(1)	Issued under our long-term incentive plans.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)	On September 10, 2007, in connection with the acquisition of Mandate Pictures (see Note 17), two executives entered into employment agreements with Lions Gate Films, Inc. Pursuant to the employment agreements, the executives were granted an aggregate of 287,500 restricted share units, all of which have vested. The restricted share units were granted outside of our long-term incentive plans.
     The fair values of restricted share units are determined based on the market value of the shares on the date of grant.
     The following table summarizes the total remaining unrecognized compensation cost as of March 31, 2011 related to non-vested stock options and restricted share units and the weighted average remaining years over which the cost will be recognized:

	Total	Weighted
	Unrecognized	Average
	Compensation	Remaining
	Cost	Years
	(Amounts in thousands)
Stock Options	$160	1.4
Restricted Share Units	7,591	1.6

Total	$7,751

     At March 31, 2011, 458,037 shares of restricted share units have been awarded to two key executive officers, the vesting of which will be subject to performance targets to be set annually by the Compensation Committee of the Board of Directors of the Company. These restricted share units will vest in two annual installments assuming annual performance targets have been met. The fair value of the 458,037 shares whose future annual performance targets have not been set was $2.9 million, based on the market price of the Company’s common shares as of March 31, 2011. The market value will be remeasured when the annual performance criteria are set and the value will be expensed over the remaining vesting periods once it becomes probable that the performance targets will be satisfied.
     Under the Company’s two stock option and long term incentive plans, the Company withholds shares to satisfy minimum statutory federal, state and local tax withholding obligations arising from the vesting of restricted share units. During the year ended March 31, 2011, 1,832,026 shares were withheld upon the vesting of restricted share units.
     The Company becomes entitled to an income tax deduction in an amount equal to the taxable income reported by the holders of the stock options and restricted share units when vesting or exercise occurs, the restrictions are released and the shares are issued. Restricted share units are forfeited if the employees terminate prior to vesting.
Stock Appreciation Rights
     The Company has the following stock appreciation rights (“SARs”) outstanding as of March 31, 2011:

	Grant Date
	July 14, 2008	August 14, 2008	February 5, 2009	April 6, 2009	March 17, 2010	February 15, 2011
SARs outstanding	750,000	250,000	850,000	700,000	500,000	1,000,000
Vested and exercisable	750,000	250,000	850,000	700,000	500,000	0
Exercise price	$9.56	$11.16	$5.45	$5.17	$5.95	$6.13
Original vesting period (see below)	3 years	4 years	3 years	4 years	4 years	3 years
Expiration date	July 14, 2013	June 20, 2012	February 5, 2014	April 6, 2014	March 17, 2015	February 15, 2016
Fair value as of March 31, 2011	$0.86	$0.25	$2.24	$2.41	$2.41	$2.63
Liability as of March 31, 2011 (in thousands)	$643	$62	$1,906	$1,690	$1,203	$551

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     At March 31, 2011, the Company has a stock-based compensation liability accrual in the amount of $6.1 million (March 31, 2010 — $2.3 million) included in accounts payable and accrued liabilities on the consolidated balance sheets relating to these SARs.
     On June 30, 2010, the SARs granted on February 5, 2009, April 6, 2009 and March 17, 2010 became fully vested due to the triggering of the “change in control” provisions in certain executive officer employment agreements discussed above.
     On February 15, 2011, the Company granted an additional 1,000,000 SARs to a third party producer, which vest in 333,333 SAR increments over a three-year period based on the commencement of principal photography of certain films.
     SARs require that upon their exercise, the Company pay the holder the excess of the market value of the Company’s common stock at that time over the exercise price of the SAR multiplied by the number of SARs exercised. SARs can be exercised at any time subsequent to vesting and prior to expiration. The fair value of all unexercised SARs are determined at each reporting period under a Black-Scholes option pricing methodology based on the inputs in the table below and are recorded as a liability over the vesting period. With the exception of the SARs granted on July 14, 2008 and February 15, 2011, the fair value of the SARs is expensed on a pro rata basis over the vesting period or service period, if shorter. Changes in the fair value of vested SARs are expensed in the period of change. SARs granted on July 14, 2008 and February 15, 2011 were granted to a third party producer and vest in 250,000 and 333,333 SAR increments, respectively, over a three-year period based on the commencement of principal photography of certain films. Accordingly, the pro rata portion of the fair value of SARs is recorded as part of the cost of the related films until commencement of principal photography of the motion picture (i.e., vesting) with subsequent changes in the fair value of SARs recorded to expense.
     For the year ended March 31, 2011, the following assumptions were used in the Black-Scholes option-pricing model:

	Grant Date
	July 14, 2008	August 14, 2008	February 5, 2009	April 6, 2009	March 17, 2010	February 15, 2011
Risk-free interest rate	0.8%	0.3%	1.3%	1.3%	1.8%	2.2%
Expected option lives (in years)	2.3 years	1.2 years	2.9 years	3.0 years	4.0 years	4.9 years
Expected volatility for options	45%	45%	45%	45%	45%	45%
Expected dividend yield	0%	0%	0%	0%	0%	0%
Other Share-Based Compensation
     During the years ended March 31, 2011 and 2010, as per the terms of certain employment agreements, the Company granted the equivalent of $1.8 million and $1.2 million, respectively, in common shares to certain officers on a quarterly basis through the term of their employment contracts. For the years ended March 31, 2011 and 2010, the Company issued 150,299 and 131,234 shares, respectively, net of shares withheld to satisfy minimum tax withholding obligations. The Company recorded stock-based compensation expense related to this arrangement in the amount of $1.8 million, $1.3 million and $0.5 million for the years ended March 31, 2011, 2010 and 2009, respectively.
17. Acquisitions and Divestitures
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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
     The February 28, 2009 acquisition was accounted for as a purchase, with the results of operations of TV Guide Network included in the Company’s consolidated results from February 28, 2009 through May 27, 2009. Subsequent to the sale of TV Guide Network, and pursuant to the new accounting guidance on accounting for VIEs effective April 1, 2010, which the Company has retrospectively applied, the Company’s interest in TV Guide Network is being accounted for under the equity method of accounting (see Note 7).
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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
•	20% of the earnings of certain pictures which commence principal photography within 5 years from the closing date for a period up to 10 years, plus

•	certain fees designated for derivative works which commence principal photography within 7 years of the initial release of the original picture.
     The Hurdle Amount is the purchase price of approximately $56 million plus an interest cost accruing until such hurdle is reached, and certain other costs the Company agreed to pay in connection with the acquisition. Accordingly, the additional consideration is the total of the above in excess of the Hurdle Amount. As of March 31, 2011, the total earnings and fees from identified projects in process are not projected to reach the Hurdle Amount. However, as additional projects are identified in the future and current projects are released in the market place, the total projected earnings and fees from these projects could increase causing additional payments to the sellers to become payable.
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
18. Direct Operating Expenses

	Year	Year	Year
	Ended	Ended	Ended
	March 31,	March 31,	March 31,
	2011	2010	2009
	(Amounts in thousands)
Amortization of films and television programs	$529,428	$511,658	$458,757
Participations and residual expense	265,319	264,945	328,267
Other expenses:
Provision for doubtful accounts	(501)	1,398	3,718
Foreign exchange losses (gains)	1,500	(32)	3,074

	$795,746	$777,969	$793,816

19. Income Taxes
     The Company’s Canadian, UK, U.S., Australian and Hong Kong pretax income (loss), net of intercompany eliminations, are as follows:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year	Year	Year
	Ended	Ended	Ended
	March 31,	March 31,	March 31,
	2011	2010	2009
	(Amounts in thousands)
Canada	$30,573	$15,167	$(6,011)
United Kingdom	19,122	23,663	(9,747)
United States	(99,107)	(57,171)	(155,734)
Australia	69	81	(744)
Hong Kong	—	—	(3,494)

	$(49,343)	$(18,260)	$(175,730)

     The Company’s current and deferred income tax provision (benefits) are as follows:

	Year	Year	Year
	Ended	Ended	Ended
	March 31,	March 31,	March 31,
	2011	2010	2009
	(Amounts in thousands)
Current	$3,567	$871	$876
Deferred	689	347	1,848

	$4,256	$1,218	$2,724

CANADA
Current	$576	$779	$(590)
Deferred	(1,280)	—	513

	(704)	779	(77)

UNITED KINGDOM
Current	$327	$—	$—
Deferred		—	—

	327	—	—

UNITED STATES
Current	$2,650	$29	$1,569
Deferred	1,969	347	1,318

	4,619	376	2,887

AUSTRALIA
Current	$14	$63	$(103)
Deferred	—	—	17

	14	63	(86)

     The differences between income taxes expected at U.S. statutory income tax rates and the income tax provision are as set forth below:

	Year	Year	Year
	Ended	Ended	Ended
	March 31,	March 31,	March 31,
	2011	2010	2009
	(Amounts in thousands)
Income taxes (tax benefits) computed at Federal statutory rate of 35%	$(17,270)	$(6,391)	$(61,506)
Federal alternative minimum tax	0	(1,567)	(88)
Foreign and provincial operations subject to different income tax rates	(256)	(307)	1,455
State income tax	427	494	1,327
Change to the accrual for tax liability	0	(482)	(255)
Foreign income tax withholding	2,608	1,698	1,148
Permanent differences	25,639	6,019	(2,102)
Deferred tax on goodwill amortization	1,970	1,001	1,318
Other	(903)	(506)	(1,602)
Increase (decrease) in valuation allowance	(7,959)	1,259	63,029

	$4,256	$1,218	$2,724

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Although the Company is incorporated under Canadian law, the majority of its global operations are currently subject to tax in the U.S. As a result, the Company believes it is more appropriate to use the U.S. Federal statutory rate in its reconciliation of the statutory rate to its reported income tax rate.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The income tax effects of temporary differences between the book value and tax basis of assets and liabilities are as follows:

	March 31,	March 31,
	2011	2010
	(Amounts in thousands)
CANADA
Assets
Net operating losses	$25,293	$9,961
Property and equipment	1,906	1,792
Reserves	1,317	1,670
Other	1,532	5,975
Valuation allowance	(28,254)	(18,938)

	1,794	460
Liabilities
Investment in film and television obligations	(25)	(104)
Other	(427)	(356)

Net Canada	1,342	—

UNITED KINGDOM
Assets
Net operating losses	$3,818	$4,439
Property and equipment	70	45
Interest Payable	846	674
Other	11	52
Valuation Allowance	(3,655)	(4,030)

	1,090	1,180
Liabilities
Investment in film and television obligations	(1,090)	(1,180)

Net United Kingdom	—	—

UNITED STATES
Assets
Net operating losses	$64,454	$48,894
Accounts payable	15,121	18,315
Other assets	54,010	54,836
Reserves	58,965	59,197
Valuation allowance	(121,376)	(114,157)

	71,174	67,085
Liabilities
Investment in film and television obligations	(12,972)	(12,224)
Accounts receivable	(444)	(457)
Subordinated notes	(16,255)	(20,930)
Other	(45,182)	(35,183)

Net United States	(3,679)	(1,709)

AUSTRALIA
Assets
Net operating losses		$—
Property and equipment	1	1
Other	1	1
Valuation allowance	(2)	(2)

Liabilities Net Australia	—	—

TOTAL	$(2,337)	$(1,709)

     Due to the uncertainty surrounding the timing of realizing the benefits of its deferred tax assets in future tax returns, the Company has recorded a valuation allowance against its deferred tax assets with the exception of

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
deferred tax liabilities related to tax goodwill and certain foreign deferred tax assets. The total change in the valuation allowance was $16.2 million and $14.5 million for fiscal 2011 and fiscal 2010, respectively.
     The deferred tax liabilities associated with tax goodwill cannot be considered a source of taxable income to support the realization of deferred tax assets, because these deferred tax liabilities will not reverse until some indefinite future period. As such, the Company has recorded a deferred tax liability as of March 31, 2011 and 2010 of $3.7 million and $1.7 million, respectively, arising from the Mandate Pictures and TV Guide Network acquisitions.
     At March 31, 2011, the Company had U.S. net operating loss carryforwards of approximately $179.0 million available to reduce future federal income taxes which expire beginning in 2019 through 2029. At March 31, 2011, the Company had state net operating loss carryforwards of approximately $123.5 million available to reduce future state income taxes which expire in varying amounts beginning 2011. At March 31, 2011, the Company had Canadian loss carryforwards of $31.7 million which will expire beginning in 2014 through 2030, and $6.8 million of UK loss carryforwards available indefinitely to reduce future income taxes. The Company expects the future utilization of the Company’s U.S. NOLs to offset future taxable income will be subject to a substantial annual limitation as a result of ownership changes that have occurred previously or that could occur in the future.
     The Company recognizes tax benefits associated with the exercise of stock options and vesting of restricted share units directly to stockholders’ equity only when realized. Accordingly, deferred tax assets are not recognized for net operating loss carryforwards resulting from tax benefits occurring from April 1, 2006 onward. A tax benefit occurs when the actual tax benefit realized upon an employee’s disposition of a share-based award exceeds the deferred tax asset, if any, associated with the award. At March 31, 2011, deferred tax assets do not include $25.1 million of loss carryovers from stock-based compensation.
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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The following table summarizes the changes to the gross unrecognized tax benefits for the years ended March 31, 2011, 2010, and 2009:

(Amounts
in millions)
Gross unrecognized tax benefits at April 1, 2008	$—
Increases in tax positions for prior years	—
Decreases in tax positions for prior years	—
Increases in tax positions for current year	—
Settlements	—
Lapse in statute of limitations	—

Gross unrecognized tax benefits at March 31, 2009	—
Increases in tax positions for prior years	—
Decreases in tax positions for prior years	—
Increases in tax positions for current year	0.4
Settlements	—
Lapse in statute of limitations	—

Gross unrecognized tax benefits at March 31, 2010	—
Increases in tax positions for prior years	—
Decreases in tax positions for prior years	(0.1)
Increases in tax positions for current year	—
Settlements	—
Lapse in statute of limitations	—

Gross unrecognized tax benefits at March 31, 2011	0.3

     The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. For the years ended March 31, 2011 and 2010, interest and penalties were not significant. The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. With a few exceptions, the Company is subject to income tax examination by U.S. and state tax authorities for the fiscal years ended March 31, 2005 and forward. However, to the extent allowed by law, the taxing authorities may have the right to examine prior periods where net operating losses (“NOLs”) were generated and carried forward, and make adjustments up to the amount of the NOLs. The Company’s fiscal years ended March 31, 2007 and forward are subject to examination by the UK tax authorities. The Company’s fiscal years ended March 31, 2006 and forward are subject to examination by the Canadian tax authorities. The Company’s fiscal years ended March 31, 2007 and forward are subject to examination by the Australian tax authorities. Currently, audits are occurring in various state and local tax jurisdictions.
20. Government Assistance
     Tax credits earned for film and television production activity for the year ended March 31, 2011 totaled $57.8 million (2010 — $51.7 million; 2009 — $39.4 million) and are recorded as a reduction of the cost of the related film and television program. Accounts receivable at March 31, 2011 includes $79.6 million with respect to tax credits receivable (2010 — $45.8 million).
     The Company is subject to routine inquiries and review by regulatory authorities of its various incentive claims which have been received or are receivable. Adjustments of claims, if any, as a result of such inquiries or reviews, will be recorded at the time of such determination.
21. Segment Information
     Accounting guidance requires the Company to make certain disclosures about each reportable segment. The Company’s reportable segments are determined based on the distinct nature of their operations and each segment is a strategic business unit that offers different products and services and is managed separately. The Company has two reportable business segments as of March 31, 2011: Motion Pictures and Television Production. The Media Networks segment has been reclassified to the equity interest line item from May 28, 2009, the date of sale of the 49% interest in TV Guide Network, as a result of the new accounting standard adopted on April 1, 2010 and retrospectively applied (see Note 2). Motion Pictures consists of the development and production of feature films, acquisition of North American and worldwide distribution rights, North American theatrical, home entertainment

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
and television distribution of feature films produced and acquired, and worldwide licensing of distribution rights to feature films produced and acquired.
     Television Production consists of the development, production and worldwide distribution of television productions including television series, television movies and mini-series and non-fiction programming.
     Segmented information by business is as follows:

	Year	Year	Year
	Ended	Ended	Ended
	March 31,	March 31,	March 31,
	2011	2010	2009
	(Amounts in thousands)
Segment revenues
Motion Pictures	$1,229,493	$1,119,355	$1,233,879
Television Production	353,227	350,876	222,173
Media Networks (February 28, 2009 thru May 27, 2009)	—	19,275	10,322

	$1,582,720	$1,489,506	$1,466,374

Direct operating expenses
Motion Pictures	$525,919	$491,603	$613,339
Television Production	269,827	278,943	176,763
Media Networks (February 28, 2009 thru May 27, 2009)	—	7,423	3,714

	$795,746	$777,969	$793,816

Distribution and marketing
Motion Pictures	$511,795	$471,606	$641,571
Television Production	35,431	32,527	26,149
Media Networks (February 28, 2009 thru May 27, 2009)	—	2,008	1,837

	$547,226	$506,141	$669,557

Segment contribution before general and administration expenses
Motion Pictures	$191,779	$156,146	$(21,031)
Television Production	47,969	39,406	19,261
Media Networks (February 28, 2009 thru May 27, 2009)	—	9,844	4,771

	$239,748	$205,396	$3,001

General and administration
Motion Pictures	$48,413	$47,251	$49,643
Television Production	11,470	9,699	13,129
Media Networks (February 28, 2009 thru May 27, 2009)	—	6,194	3,770

	$59,883	$63,144	$66,542

Segment profit (loss)
Motion Pictures	$143,366	$108,895	$(70,674)
Television Production	36,499	29,707	6,132
Media Networks (February 28, 2009 thru May 27, 2009)	—	3,650	1,001

	$179,865	$142,252	$(63,541)

Acquisition of investment in films and television programs
Motion Pictures	$313,579	$287,991	$366,095
Television Production	173,812	176,725	187,913
Media Networks (February 28, 2009 thru May 27, 2009)	—	6,371	4,269

	$487,391	$471,087	$558,277

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
     Segment profit (loss) is defined as segment revenue less segment direct operating, distribution and marketing and general and administration expenses. The reconciliation of total segment profit (loss) to the Company’s loss before income taxes is as follows:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year	Year	Year
	Ended	Ended	Ended
	March 31,	March 31,	March 31,
	2011	2010	2009
	(Amounts in thousands)
Company’s total segment profit (loss)	$179,865	$142,252	$(63,541)
Less:
Shared services and corporate expenses (1)	(111,524)	(79,916)	(70,021)
Depreciation and amortization	(5,811)	(12,455)	(7,657)
Interest expense	(55,180)	(47,162)	(34,275)
Interest and other income	1,742	1,547	5,785
Gain (loss) on extinguishment of debt	(14,505)	5,675	3,023
Equity interests loss	(43,930)	(28,201)	(9,044)

Loss before income taxes	$(49,343)	$(18,260)	$(175,730)

(1)	Includes stock-based compensation expense of $32.2 million, $18.8 million, and $9.7 million for the years ended March 31, 2011, 2010, and 2009, respectively. During the year ended March 31, 2011 the Company incurred $21.9 million of stock-based compensation expense associated with the immediate vesting of equity awards of certain executive officers triggered by the “change in control” provisions in their respective employment agreements. The $21.9 million of accelerated stock-based compensation expense includes $7.0 million of stock-based compensation expense that would have been expensed during the year ended March 31, 2011. Also includes special charges associated with a shareholder activist matter of $22.9 million, $5.8 million and $1.0 million for the years ended March 31, 2011, 2010 and 2009, respectively.
     The following table sets forth significant assets as broken down by segment and other unallocated assets as of March 31, 2011 and 2010:

	March 31, 2011			March 31, 2010
	Motion	Television		Motion	Television
	Pictures	Production	Total	Pictures	Production	Total
	(Amounts in thousands)
Significant assets by segment
Accounts receivable	$196,290	$163,531	$359,821	$171,522	$121,402	$292,924
Investment in films and television programs, net	516,164	105,124	621,288	553,058	108,047	661,105
Goodwill	210,293	28,961	239,254	210,293	28,961	239,254

	$922,747	$297,616	$1,220,363	$934,873	$258,410	$1,193,283

Other unallocated assets (primarily cash, other assets and equity method investments)			337,481			333,872

Total assets			$1,557,844			$1,527,155

     Purchases of property and equipment amounted to $2.8 million, $3.7 million, and $8.7 million for the fiscal year ended March 31, 2011, 2010, and 2009, respectively, all primarily pertaining to purchases for the Company’s corporate headquarters for the year ended March 31, 2011, and primarily pertaining to purchases for Media Networks prior to the deconsolidation of TV Guide Network for the years ended March 31, 2010 and 2009.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Revenue by geographic location, based on the location of the customers, with no other foreign country individually comprising greater than 10% of total revenue, is as follows:

	Year	Year	Year
	Ended	Ended	Ended
	March 31,	March 31,	March 31,
	2011	2010	2009
	(Amounts in thousands)
Canada	$86,955	$71,402	$71,925
United States	1,223,454	1,171,336	1,195,138
Other foreign	272,311	246,768	199,311

	$1,582,720	$1,489,506	$1,466,374

     Assets by geographic location are as follows:

	March 31,	March 31,
	2011	2010
	(Amounts in thousands)
Canada	$75,005	$49,927
United States	1,382,073	1,380,172
United Kingdom	96,257	95,740
Australia	4,509	1,316

	$1,557,844	$1,527,155

     Total amount of revenue from one retail customer representing greater than 10% of consolidated revenues for the year ended March 31, 2011 was $197.2 million (2010 — $191.9 million; 2009 — $255.1 million). Accounts receivable due from this retail customer was approximately 12% of consolidated gross accounts receivable at March 31, 2011 and accounts receivable due from a broadcasting customer was approximately 24% of consolidated gross accounts receivable at March 31, 2011. The total amount of gross accounts receivable due from this retail customer was approximately $55.2 million at March 31, 2011 and the total amount of gross accounts receivable due from this broadcasting customer was approximately $111.4 million at March 31, 2011. Accounts receivable due from this retail customer was approximately 15% of consolidated gross accounts receivable at March 31, 2010 and accounts receivable due from a broadcasting customer was approximately 19% of consolidated gross accounts receivable at March 31, 2010. The total amount of gross accounts receivable due from this retail customer was approximately $60.1 million at March 31, 2010 and the total amount of gross accounts receivable due from this broadcasting customer was approximately $74.3 million at March 31, 2010.
22. Commitments and Contingencies
The following table sets forth our future annual repayment of debt and other financing obligations outstanding, and our contractual commitments as of March 31, 2011:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended March 31,
	2012	2013	2014	2015	2016	Thereafter	Total
Future annual repayment of debt and other financing obligations recorded as of March 31, 2011
Senior revolving credit facility	$—	$—	$69,750	$—	$—	$—	$69,750
Film obligations(1)	36,370	10,254	7,972	4,691	3,127	—	62,414
Production loans(1)
Individual production loans	154,225	12,604	15,000	—	—	—	181,829
Pennsylvania Regional Center production loans	—	—	65,500	—	—	—	65,500
Film Credit Facility	20,430	—	—	—	—	—	20,430
Principal amounts of convertible senior subordinated notes and other financing obligations (2)
October 2004 2.9375% Notes (carrying value of $44.7 million at March 31, 2011)	46,326	—	—	—	—	—	46,326
February 2005 3.625% Notes (carrying value of $22.1 million at March 31, 2011)	23,470	—	—	—	—	—	23,470
April 2009 3.625% Notes (carrying value of $40.4 million at March 31, 2011)	—	—	—	66,581	—	—	66,581
Other financing obligations	—	3,718	—	—	—	—	3,718
Principal amount of senior secured second-priority notes, due November 2016 (carrying value of $226.3 million at March 31, 2011)(5)	—	—	—	—	—	236,000	236,000

	$280,821	$26,576	$158,222	$71,272	$3,127	$236,000	$776,018

Contractual commitments by expected repayment date
Distribution and marketing commitments (3)	$84,456	$52,000	$—	$—	$—	$—	$136,456
Minimum guarantee commitments (4)	104,062	37,421	6,093	4,966	3,310	—	155,852
Production loan commitments (4)	15,498	5,049	—	—	—	—	20,547
Cash interest payments on subordinated notes and other financing obligations	4,921	2,440	2,414	2,414	—	—	12,189
Cash interest payments on senior secured second priority notes	24,190	24,190	24,190	24,190	24,190	24,190	145,140
Operating lease commitments	9,078	9,460	9,523	8,976	4,157	603	41,797
Other contractual obligations	524	—	—	—	—	—	524
Employment and consulting contracts	35,539	20,752	9,536	2,648	1,890	—	70,365

	$278,268	$151,312	$51,756	$43,194	$33,547	$24,793	$582,870

Total future commitments under contractual obligations	$559,089	$177,888	$209,978	$114,466	$36,674	$260,793	$1,358,888

(1)	Film obligations include minimum guarantees and theatrical marketing obligations. Production loans represent loans for the production of film and television programs that we produce. Repayment dates are based on anticipated delivery or release date of the related film or contractual due dates of the obligation.

(2)	The future repayment dates of the convertible senior subordinated notes represent the first possible redemption date by the holder for each note respectively.

(3)	Distribution and marketing commitments represent contractual commitments for future expenditures associated with distribution and marketing of films which we will distribute. The payment dates of these amounts are primarily based on the anticipated release date of the film.

(4)	Minimum guarantee commitments represent contractual commitments related to the purchase of film rights for pictures to be delivered in the future. Production loan commitments represent amounts committed for future film production and development to be funded through production financing and recorded as a production loan liability when incurred. Future payments under these commitments are based on anticipated delivery or release dates of the related film or contractual due dates of the commitment. The amounts include future interest payments associated with the commitment.

(5)	Excludes $200.0 million of additional senior secured second-priority notes, due November 2016 that were issued on May 13, 2011 (see Note 29).
     Operating Leases. The Company has operating leases for offices and equipment. The Company incurred rental expense of $8.6 million during the year ended March 31, 2011 (2010 — $9.7 million; 2009 — $9.6 million). The Company earned sublease income of $0.7 million during the year ended March 31, 2011 (2010 — $0.7 million; 2009 — $0.5 million).

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Contingencies. On July 23, 2010, Icahn Partners filed a petition in the BC Court against us, Dr. Rachesky, MHR Fund Management LLC and MHR Institutional Partners III LP (the ‘‘MHR Fund’’) and Kornitzer Capital Management, Inc. (the ‘‘BC Action’’). Icahn Partners filed an amended petition on July 26, 2010. Dr. Rachesky is the managing member of MHR Institutional Partners III LP’s general partner. Among other things, Icahn Partners claimed that a July 20, 2010 Refinancing Exchange Agreement (as discussed under ‘‘Management’s discussion and analysis of financial conditions and results of operations—Refinancing exchange agreement’’) between us and Kornitzer Capital Management, Inc. to exchange certain convertible senior subordinated notes of LGEI (the ‘‘Exchange’’), as well as the Note Sale (as defined below) and Conversion (as defined below), were ‘‘oppressive’’ to Icahn Partners under British Columbia law. Icahn Partners sought orders that would, among other things, (1) declare that the Company is oppressing its shareholders, (2) prohibit MHR Institutional Partners III LP from transferring or voting its new shares, (3) prohibit us from issuing any securities, (4) unwind the July 20 transactions between the MHR Fund, us, and Kornitzer Capital Management, Inc. (which includes the Exchange, the Note Sale and the Conversion) and (5) compensate the petitioners. The BC Court heard argument during the week of October 11, 2010. On November 1, 2010, the BC Court issued a final order and decision dismissing Icahn Partners’ claims in their entirety and awarding costs to us. On November 2, 2010, Icahn Partners announced its intent to appeal the decision. On November 5, 2010, a single Justice of the British Columbia Court of Appeal denied Icahn Partners’ application for an expedited appeal or, in the alternative, an order prohibiting the Company from scheduling its 2010 annual general meeting of shareholders before January 21, 2011. Icahn Partners’ application to vary this order was denied by a panel of the British Columbia Court of Appeal on December 7, 2010. The British Columbia Court of Appeal heard oral argument on the Icahn Partners’ appeal from the final order and decision of the BC Court on March 24, 2011. The appeal was dismissed on May 10, 2011. For purposes herein, the ‘‘Note Sale’’ means the July 20, 2010 entry into a Purchase Agreement and subsequent sale of the New Notes received by Kornitzer Capital Management, Inc. in the Exchange to MHR Institutional Partners III LP. Additionally, the ‘‘Conversion’’ means, after the consummation of the Note Sale, the July 20, 2010 exercise by MHR Institutional Partners III LP of conversion rights under the New Notes whereby the New Notes were converted in full into 16,236,305 common shares of Lions Gate.
Icahn Partners also sought an order from the British Columbia Securities Commission (the ‘‘BCSC’’) on July 22, 2010 requiring, among other things, that Dr. Rachesky, the MHR Fund, and their respective affiliates cease trading in any of our securities until further order of the BCSC and that we and each of our directors cease trading in any of our securities until further order of the BCSC. Icahn Partners alleged that the Exchange was, among other things, an unlawful defensive tactic, and that the disclosures concerning the transactions violated applicable securities laws. A hearing on the request for a temporary cease trade order was held on July 28, 2010, and the BCSC determined to dismiss Icahn Partners’ application for a temporary cease trade order against us and the MHR Fund.
On July 26, 2010, Icahn Partners filed suit in New York Supreme Court against us, our Board of Directors, LGEI, Dr. Rachesky, the MHR Fund, MHR Institutional Advisors II LLC, MHR Institutional Advisors III LLC, and Kornitzer Capital Management, Inc. and its principal John C. Kornitzer (the ‘‘New York Action’’). Icahn Partners claimed, among other things, that the Exchange and subsequent issuance of common shares of Lions Gate to Dr. Rachesky’s fund through the Conversion constituted (1) a breach of a certain July 9, 2010 letter agreement between us and Icahn Partners; (2) tortious interference with the same July 9 letter agreement; and (3) tortious interference with prospective business relationships. The complaint sought, among other things, a preliminary and permanent injunction rescinding the Exchange and share issuance; a preliminary injunction prohibiting all defendants from voting their shares in any election of directors or any other shareholder vote; and an award of compensatory and punitive damages. On August 26, 2010, the defendants moved to dismiss or stay the New York Action. On November 15, 2010, Icahn Partners filed a motion for a preliminary injunction. Icahn Partners’ motion for a preliminary injunction was denied on December 9, 2010. On March 30, 2011, defendants’ motion to dismiss the complaint was granted in its entirety and the complaint was dismissed. Icahn Partners filed a notice of appeal on April 4, 2011.
On October 28, 2010, we filed an action in the United States District Court for the Southern District of New York against Carl Icahn, Brett Icahn, and various investment vehicles controlled by Carl Icahn. The action is captioned

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Lions Gate Entertainment Corp. v. Carl C. Icahn, Brett Icahn, Icahn Partners LP, High River Limited Partnership, Hopper Investments LLC, Barberry Corp., Icahn Onshore LP, Icahn Offshore LP, Icahn Capital LP, IPH GP LLC, Icahn Enterprises Holdings L.P., Icahn Enterprises G.P. Inc., and Beckton Corp., No. 10-CV-8169. The complaint, filed as Exhibit (a)(8) to our Amendment No. 7 to the Schedule 14D-9, filed with the SEC on October 29, 2010, alleges violations of Sections 13(d), 14(a), 14(d), and 14(e) of the Exchange Act, and certain rules promulgated thereunder, and tortious interference with prospective business relations under state law. The complaint seeks damages and injunctive relief, including an order requiring the defendants to make corrective disclosures before our 2010 annual general meeting of shareholders. On November 22, 2010, Icahn Partners moved to dismiss the complaint. We amended our complaint on December 3, 2010. Icahn Partners moved to dismiss the amended complaint on December 17, 2010. Following oral argument on March 18, 2011, the Court granted in part and denied in part Icahn Partners’ motion to dismiss. The Court granted Icahn Partners’ motion to dismiss with respect to our claims alleging that Icahn Partners violated Sections 13(d), 14(a), 14(d) (except for Section 14(d)(7) as discussed below) and 14(e) of the Exchange Act, and certain rules promulgated thereunder, and tortuous interference with prospective business relations under state law. The Court denied Icahn Partners’ motion to dismiss with respect to our claim alleging that Icahn Partners violated Section 14(d)(7) of the Exchange Act, and Rule 14d-10(a)(2) promulgated thereunder, by offering special consideration to a particular shareholder in the course of its tender offer when it was required to offer all shareholders the highest consideration paid to any single shareholder, and the suit is ongoing with respect to that remaining claim. Icahn Partners has since moved for reconsideration of the Court’s ruling on the motion to dismiss.
From time to time, the Company is involved in certain claims and legal proceedings arising in the normal course of business. While the resolution of these matters cannot be predicted with certainty, the Company does not believe, based on current knowledge, that the outcome of any currently pending claims or legal proceedings in which the Company is currently involved will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flow.
23. Financial Instruments
(a) Credit Risk
     Concentration of credit risk with the Company’s customers is limited due to the Company’s customer base and the diversity of its sales throughout the world. The Company performs ongoing credit evaluations and maintains a provision for potential credit losses. The Company generally does not require collateral for its trade accounts receivable. Accounts receivable include amounts receivable from Canadian governmental agencies in connection with government assistance for productions as well as amounts due from customers. Amounts receivable from governmental agencies amounted to 22.0% of accounts receivable, net at March 31, 2011 (2010 — 15.6%).
(b) Forward Contracts
     The Company enters into forward foreign exchange contracts to hedge its foreign currency exposures on future production expenses denominated in various foreign currencies. As of March 31, 2011, we had outstanding forward foreign exchange contracts to sell Canadian $1.1 million in exchange for US$1.1 million over a period of three months at a weighted average exchange rate of one Canadian dollar equals US$1.00. We also had outstanding forward foreign exchange contracts to sell British Pound Sterling £9.4 million in exchange for US$15.0 million over a period of twelve months at a weighted average exchange rate of one British Pound Sterling equals US$1.59. Changes in the fair value representing a net unrealized fair value loss on foreign exchange contracts that qualified as effective hedge contracts outstanding during the year ended March 31, 2011 amounted to $0.6 million and are included in accumulated other comprehensive loss, a separate component of shareholders’ equity. These contracts are entered into with a major financial institution as counterparty. We are exposed to credit loss in the event of nonperformance by the counterparty, which is limited to the cost of replacing the contracts, at current market rates. We do not require collateral or other security to support these contracts.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
24. Supplementary Cash Flow Statement Information
     (a) Interest paid during the fiscal year ended March 31, 2011 amounted to $38.8 million (2010 — $18.1 million; 2009 — $14.5 million).
     (b) Income taxes paid during the fiscal year ended March 31, 2011 amounted to $4.3 million (2010 — $1.1 million; 2009 — $5.3 million).
25. Quarterly Financial Data (Unaudited)
     Certain quarterly information is presented below:

	First Quarter (1)	Second Quarter	Third Quarter	Fourth Quarter
	(Amounts in thousands, except per share amounts)
2011
Revenues	$326,584	$456,316	$422,905	$376,915
Direct operating expenses	$157,581	$238,208	$204,691	$195,266
Net income (loss)	$(64,068)	$(29,659)	$(6,017)	$46,145
Basic income (loss) per share	$(0.54)	$(0.22)	$(0.04)	$0.34
Diluted income (loss) per share	$(0.54)	$(0.22)	$(0.04)	$0.33

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Amounts in thousands, except per share amounts)
2010
Revenues	$379,224	$366,051	$342,584	$401,647
Direct operating expenses	$210,529	$189,504	$200,265	$177,671
Net income (loss)	$36,349	$31,716	$(65,259)	$(22,284)
Basic income (loss) per share	$0.31	$0.27	$(0.55)	$(0.19)
Diluted income (loss) per share	$0.30	$0.26	$(0.55)	$(0.19)

(1)	During the first quarter of fiscal 2011, the Company incurred $21.9 million of stock-based compensation expense associated with the immediate vesting of equity awards of certain executive officers triggered by the “change in control” provisions in their respective employment agreements. As a result of the accelerated $21.9 million of stock-based compensation expense, the second, third and fourth quarters of fiscal 2011 do not include $3.0 million, $2.1 million and $1.9 million of stock-based compensation expense that otherwise would have been recorded, respectively.
26. Consolidating Financial Information — Convertible Senior Subordinated Notes
     The October 2004 2.9375% Notes, the February 2005 3.625% Notes, and the April 2009 3.625% Notes, by their terms, are fully and unconditionally guaranteed by the Company.
     The following tables present condensed consolidating financial information as of March 31, 2011, and 2010 and for the years ended March 31, 2011, 2010, and 2009 for (1) the Company, on a stand-alone basis, (2) LGEI, on a stand-alone basis, (3) the non-guarantor subsidiaries of the Company (including the subsidiaries of LGEI), on a combined basis (collectively, the “Non-guarantor Subsidiaries”) and (4) the Company, on a consolidated basis.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of March 31, 2011
	Lions Gate	Lions Gate
	Entertainment	Entertainment	Non-guarantor	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated
	(Amounts in thousands)
BALANCE SHEET
Assets
Cash and cash equivalents	$795	$6,451	$79,173	$—	$86,419
Restricted cash	13,992	29,466	—	—	43,458
Restricted investments	—	—	—	—	—
Accounts receivable, net	494	4,237	355,090	—	359,821
Investment in films and television programs, net	12	6,391	616,795	(1,910)	621,288
Property and equipment, net	—	8,292	2,126	—	10,418
Equity method investments	1,123	17,052	132,410	—	150,585
Goodwill	10,173	—	229,081	—	239,254
Other assets	458	34,214	11,929	—	46,601
Subsidiary investments and advances	102,680	(171,895)	(229,913)	299,128	—

	$129,727	$(65,792)	$1,196,691	$297,218	$1,557,844

Liabilities and Shareholders’ Equity (Deficiency)
Senior revolving credit facility	$—	$69,750	$—	$—	$69,750
Senior secured second-priority notes	—	226,331	—	—	226,331
Accounts payable and accrued liabilities	1,910	52,035	189,482	13	243,440
Participations and residuals	195	11,093	290,194	(96)	301,386
Film obligations and production loans	76	—	327,344	—	327,420
Convertible senior subordinated notes and other financing obligations	—	107,255	3,718	—	110,973
Deferred revenue	—	134	150,864	—	150,998
Shareholders’ equity (deficiency)	127,546	(532,390)	235,089	297,301	127,546

	$129,727	$(65,792)	$1,196,691	$297,218	$1,557,844

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended March 31, 2011
	Lions Gate	Lions Gate
	Entertainment	Entertainment	Non-guarantor	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated
	(Amounts in thousands)
STATEMENT OF OPERATIONS
Revenues	$—	$25,399	$1,595,659	$(38,338)	$1,582,720
EXPENSES:
Direct operating	—	1,534	830,743	(36,531)	795,746
Distribution and marketing	—	522	546,747	(43)	547,226
General and administration	3,098	108,160	60,498	(349)	171,407
Depreciation and amortization	—	3,694	2,117	—	5,811

Total expenses	3,098	113,910	1,440,105	(36,923)	1,520,190

OPERATING INCOME (LOSS)	(3,098)	(88,511)	155,554	(1,415)	62,530

Other expenses (income):
Interest expense	—	51,132	4,819	(771)	55,180
Interest and other income	(172)	(1,731)	(610)	771	(1,742)
Loss (gain) on extinguishment of debt	—	14,505	—	—	14,505

Total other expenses (income)	(172)	63,906	4,209	—	67,943

INCOME (LOSS) BEFORE EQUITY
INTERESTS AND INCOME
TAXES	(2,926)	(152,417)	151,345	(1,415)	(5,413)
Equity interests income (loss)	(50,673)	70,576	(40,521)	(23,312)	(43,930)

INCOME (LOSS) BEFORE INCOME TAXES	(53,599)	(81,841)	110,824	(24,727)	(49,343)
Income tax provision (benefit)	—	3,032	1,224	—	4,256

NET INCOME (LOSS)	$(53,599)	$(84,873)	$109,600	$(24,727)	$(53,599)

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended March 31, 2011
	Lions Gate	Lions Gate
	Entertainment	Entertainment	Non-guarantor	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated
	(Amounts in thousands)
STATEMENT OF CASH FLOWS
NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	$15,420	$(54,654)	$81,561	$—	$42,327

INVESTING ACTIVITIES:
Purchases of restricted investments	—	(13,993)	—	—	(13,993)
Proceeds from the sale of restricted investments	—	20,989	—	—	20,989
Buy-out of the earn-out associated with the acquisition of Debmar-Mercury, LLC	—	—	(15,000)	—	(15,000)
Investment in equity method investees	(2,000)	—	(22,677)	—	(24,677)
Increase in loan receivables	—	(1,042)	—	—	(1,042)
Repayment of loans receivable	—	—	8,113	—	8,113
Purchases of property and equipment	—	(658)	(2,098)	—	(2,756)

NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	(2,000)	5,296	(31,662)	—	(28,366)

FINANCING ACTIVITIES:
Tax withholding requirements on equity awards	(13,476)	—	—	—	(13,476)
Borrowings under senior revolving credit facility	—	525,250	—	—	525,250
Repayments of borrowings under senior revolving credit facility	—	(472,500)	—	—	(472,500)
Borrowings under individual production loans	—	—	118,589	—	118,589
Repayment of individual production loans	—	—	(147,102)	—	(147,102)
Production loan borrowings under film credit facility	—	—	19,456	—	19,456
Production loan repayments under film credit facility	—	—	(34,762)	—	(34,762)
Change in restricted cash collateral associated with financing activities	—	—	3,087	—	3,087

NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	(13,476)	52,750	(40,732)	—	(1,458)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(56)	3,392	9,167	—	12,503

FOREIGN EXCHANGE EFFECTS ON CASH	37	—	4,637	—	4,674
CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	814	3,059	65,369	—	69,242

CASH AND CASH EQUIVALENTS — END OF PERIOD	$795	$6,451	$79,173	$—	$86,419

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of March 31, 2010
	Lions Gate	Lions Gate
	Entertainment	Entertainment	Non-guarantor	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated
	(Amounts in thousands)
BALANCE SHEET
Assets
Cash and cash equivalents	$814	$3,059	$65,369	$—	$69,242
Restricted cash	—	4,123	—	—	4,123
Restricted investments	—	6,995	—	—	6,995
Accounts receivable, net	99	1,116	291,209	500	292,924
Investment in films and television programs, net	2	6,391	655,994	(1,282)	661,105
Property and equipment, net	—	11,328	1,086	—	12,414
Equity method investments	—	18,611	160,460	—	179,071
Goodwill	10,173	—	229,081	—	239,254
Other assets	431	25,446	36,150	—	62,027
Subsidiary investments and advances	43,686	(5,885)	(249,526)	211,725	—

	$55,205	$71,184	$1,189,823	$210,943	$1,527,155

Liabilities and Shareholders’ Equity (Deficiency)
Senior revolving credit facility	$—	$17,000	$—	$—	$17,000
Senior secured second-priority notes	—	225,155	—	—	225,155
Accounts payable and accrued liabilities	1,018	53,706	198,915	106	253,745
Participations and residuals	186	3,760	298,741	(10)	302,677
Film obligations and production loans	79	—	351,690	—	351,769
Convertible senior subordinated notes and other financing obligations	—	188,318	3,718	—	192,036
Deferred revenue	—	247	130,725	(121)	130,851
Shareholders’ equity (deficiency)	53,922	(417,002)	206,034	210,968	53,922

	$55,205	$71,184	$1,189,823	$210,943	$1,527,155

	Year Ended March 31, 2010
	Lions Gate	Lions Gate
	Entertainment	Entertainment	Non-guarantor	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated
	(Amounts in thousands)
STATEMENT OF OPERATIONS
Revenues	$—	$32,219	$1,490,667	$(33,380)	$1,489,506
EXPENSES:
Direct operating	—	458	806,301	(28,790)	777,969
Distribution and marketing	—	7,475	498,708	(42)	506,141
General and administration	7,070	72,705	63,543	(258)	143,060
Depreciation and amortization	—	4,832	7,623	—	12,455

Total expenses	7,070	85,470	1,376,175	(29,090)	1,439,625

OPERATING INCOME (LOSS)	(7,070)	(53,251)	114,492	(4,290)	49,881

Other expenses (income):
Interest expense	—	45,165	2,808	(811)	47,162
Interest and other income	(130)	(12,050)	(677)	11,310	(1,547)
Gain on extinguishment of debt	—	(5,675)	—	—	(5,675)

Total other expenses (income)	(130)	27,440	2,131	10,499	39,940

INCOME (LOSS) BEFORE EQUITY
INTERESTS AND INCOME
TAXES	(6,940)	(80,691)	112,361	(14,789)	9,941
Equity interests income (loss)	(12,513)	49,090	(37,749)	(27,029)	(28,201)

INCOME (LOSS) BEFORE INCOME TAXES	(19,453)	(31,601)	65,944	(33,150)	(18,260)
Income tax provision	25	225	968	—	1,218

NET INCOME (LOSS)	$(19,478)	$(31,826)	$73,644	$(41,818)	$(19,478)

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended March 31, 2010
	Lions Gate	Lions Gate
	Entertainment	Entertainment	Non-guarantor	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated
	(Amounts in thousands)
STATEMENT OF CASH FLOWS
NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(12,543)	$14,072	$(136,489)	$—	$(134,960)

INVESTING ACTIVITIES:
Purchases of restricted investments	—	(13,994)	—	—	(13,994)
Proceeds from the sale of restricted investments	—	13,985	—	—	13,985
Investment in equity method investees	—	—	(47,129)	—	(47,129)
Increase in loan receivables	—	(362)	(1,056)	—	(1,418)
Repayment of loans receivable	—	—	8,333	—	8,333
Purchases of property and equipment	—	(1,146)	(2,538)	—	(3,684)

NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	—	(1,517)	(42,390)	—	(43,907)

FINANCING ACTIVITIES:
Tax withholding requirements on equity awards	(2,030)	—	—	—	(2,030)
Proceeds from the issuance of mandatorily redeemable preferred stock units and common stock units related to the sale of 49% interest in TV Guide Network	—	—	109,776	—	109,776
Borrowings under senior revolving credit facility	—	302,000	—	—	302,000
Repayments of borrowings under senior revolving credit facility	—	(540,000)	—	—	(540,000)
Borrowings under individual production loans	—	—	144,741	—	144,741
Repayment of individual production loans	—	—	(136,261)	—	(136,261)
Production loan borrowings under Pennsylvania Regional Center credit facility	—	—	63,133	—	63,133
Production loan borrowings under film credit facility, net of deferred financing costs	—	—	30,469	—	30,469
Production loan repayments under film credit facility	—	—	(2,718)	—	(2,718)
Proceeds from sale of senior secured second-priority notes, net of deferred financing costs	—	214,727	—	—	214,727
Repurchase of convertible senior subordinated notes	—	(75,185)	—	—	(75,185)
Repayment of other financing obligations	—	—	(134)	—	(134)

NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	(2,030)	(98,458)	209,006	—	108,518

NET CHANGE IN CASH AND CASH EQUIVALENTS	(14,573)	(85,903)	30,127	—	(70,349)

FOREIGN EXCHANGE EFFECTS ON CASH	2,134	—	(1,018)	—	1,116
CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	13,253	88,962	36,260	—	138,475

CASH AND CASH EQUIVALENTS — END OF PERIOD	$814	$3,059	$65,369	$—	$69,242

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended March 31, 2009
	Lions Gate	Lions Gate
	Entertainment	Entertainment	Non-guarantor	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated
	(Amounts in thousands)
STATEMENT OF OPERATIONS
Revenues	$560	$24,810	$1,475,631	$(34,627)	$1,466,374
EXPENSES:
Direct operating	712	—	796,770	(3,666)	793,816
Distribution and marketing	8	2,374	667,229	(54)	669,557
General and administration	1,584	67,734	67,243	2	136,563
Depreciation and amortization	—	3,889	3,768	—	7,657

Total expenses	2,304	73,997	1,535,010	(3,718)	1,607,593

OPERATING INCOME (LOSS)	(1,744)	(49,187)	(59,379)	(30,909)	(141,219)

Other expenses (income):
Interest expense	14	32,707	1,554	—	34,275
Interest and other income	(229)	(4,022)	(1,534)	—	(5,785)
Gain on extinguishment of debt	—	(3,023)	—	—	(3,023)

Total other expenses (income)	(215)	25,662	20	—	25,467

INCOME (LOSS) BEFORE EQUITY INTERESTS AND INCOME TAXES	(1,529)	(74,849)	(59,399)	(30,909)	(166,686)
Equity interests income (loss)	(176,919)	(87,022)	(6,150)	261,047	(9,044)

INCOME (LOSS) BEFORE INCOME TAXES	(178,448)	(161,871)	(65,549)	230,138	(175,730)
Income tax provision (benefit)	6	1,374	1,344	—	2,724

NET INCOME (LOSS)	$(178,454)	$(163,245)	$(66,893)	$230,138	$(178,454)

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended March 31, 2009
	Lions Gate	Lions Gate
	Entertainment	Entertainment	Non-guarantor	Consolidating	Lions Gate
	Corp.	Inc.	Subsidiaries	Adjustments	Consolidated
	(Amounts in thousands)
STATEMENT OF CASH FLOWS
NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	$56,435	$(256,846)	$98,505	$—	$(101,906)

INVESTING ACTIVITIES:
Purchases of investments — auction rate securities	—	(13,989)	—	—	(13,989)
Proceeds from the sale of investments - auction rate securities	—	14,000	—	—	14,000
Acquisition of TV Guide, net of unrestricted cash acquired	—	(243,158)	—	—	(243,158)
Investment in equity method investees	—	—	(18,031)	—	(18,031)
Increase in loan receivables	—	(3,767)	(25,000)	—	(28,767)
Purchases of property and equipment	—	(7,549)	(1,125)	—	(8,674)

NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	—	(254,463)	(44,156)	—	(298,619)

FINANCING ACTIVITIES:
Exercise of stock options	2,894	—	—	—	2,894
Tax withholding requirements on equity awards	(3,734)	—	—	—	(3,734)
Repurchases of common shares	(44,968)	—	—	—	(44,968)
Production loan borrowings under Pennsylvania Regional Center credit facility	—	255,000	—	—	255,000
Production loan borrowings under film credit facility, net of deferred financing costs	—	—	189,858	—	189,858
Proceeds from sale of senior secured second-priority notes, net of deferred financing costs	—	—	(222,034)	—	(222,034)
Repurchase of convertible senior subordinated notes	—	(5,310)	(67)	—	(5,377)

NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	(45,808)	249,690	(32,243)	—	171,639

NET CHANGE IN CASH AND CASH EQUIVALENTS	10,627	(261,619)	22,106	—	(228,886)

FOREIGN EXCHANGE EFFECTS ON CASH	(1,848)	—	(2,380)	—	(4,228)
CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	4,474	350,581	16,534	—	371,589

CASH AND CASH EQUIVALENTS — END OF PERIOD	$13,253	$88,962	$36,260	$—	$138,475

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
27. Consolidating Financial Information — Senior Secured Second-Priority Notes
     In October 2009, the Company issued $236.0 million aggregate principal amount of the Senior Notes due 2016 in a private offering conducted pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended, through LGEI.
     The Company has agreed to make available to the trustee and the holders of the Senior Notes the following tables which present condensed consolidating financial information as of March 31, 2011 and March 31, 2010, and for years ended March 31, 2011, 2010 and 2009 for (1) the Company, on a stand-alone basis, (2) LGEI, on a stand-alone basis, (3) the guarantor subsidiaries of the Company (including the subsidiaries of LGEI), on a combined basis (4) the non-guarantor subsidiaries of the Company (including the subsidiaries of LGEI), on a combined basis and (5) the Company, on a consolidated basis.

	As of March 31, 2011
	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other Subsidiaries		Consolidating	Lions Gate
	Corp.	Inc.	Guarantors	Non-guarantors	Adjustments	Consolidated
	(Amounts in thousands)
BALANCE SHEET
Assets
Cash and cash equivalents	$795	$6,451	$696	$78,477	$—	$86,419
Restricted cash	13,992	29,466	—	—	—	43,458
Restricted investments	—	—	—	—	—	—
Accounts receivable, net	494	4,237	292,860	62,230	—	359,821
Investment in films and television programs, net	12	6,391	513,505	102,668	(1,288)	621,288
Property and equipment, net	—	8,292	189	1,937	—	10,418
Equity method investments	1,123	17,052	17,405	117,514	(2,509)	150,585
Goodwill	10,173	—	198,883	30,198	—	239,254
Other assets	458	34,214	10,658	1,271	—	46,601
Subsidiary investments and advances	102,680	(171,895)	(28,053)	(199,205)	296,473	—

	$129,727	$(65,792)	$1,006,143	$195,090	$292,676	$1,557,844

Liabilities and Shareholders’ Equity (Deficiency)
Senior revolving credit facility	$—	$69,750	$—	$—	$—	$69,750
Senior secured second-priority notes	—	226,331	—	—	—	226,331
Accounts payable and accrued liabilities	1,910	52,035	141,715	47,739	41	243,440
Participations and residuals	195	11,093	264,320	25,877	(99)	301,386
Film obligations and production loans	76	—	308,744	18,600	—	327,420
Convertible senior subordinated notes and other financing obligations	—	107,255	3,718	—	—	110,973
Deferred revenue	—	134	123,696	27,168	—	150,998
Shareholders’ equity (deficiency)	127,546	(532,390)	163,950	75,706	292,734	127,546

	$129,727	$(65,792)	$1,006,143	$195,090	$292,676	$1,557,844

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended March 31, 2011
	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other Subsidiaries		Consolidating	Lions Gate
	Corp.	Inc.	Guarantors	Non-guarantors	Adjustments	Consolidated
	(Amounts in thousands)
STATEMENT OF OPERATIONS
Revenues	$—	$25,399	$1,427,122	$190,214	$(60,015)	$1,582,720
EXPENSES:
Direct operating	—	1,534	769,468	84,020	(59,276)	795,746
Distribution and marketing	—	522	462,254	84,493	(43)	547,226
General and administration	3,098	108,160	45,532	14,963	(346)	171,407
Depreciation and amortization	—	3,694	1,373	744	—	5,811

Total expenses	3,098	113,910	1,278,627	184,220	(59,665)	1,520,190

OPERATING INCOME (LOSS)	(3,098)	(88,511)	148,495	5,994	(350)	62,530

Other expenses (income):
Interest expense	—	51,132	3,968	851	(771)	55,180
Interest and other income	(172)	(1,731)	(444)	(166)	771	(1,742)
Loss on extinguishment of debt	—	14,505	—	—	—	14,505

Total other expenses (income)	(172)	63,906	3,524	685	—	67,943

INCOME (LOSS) BEFORE EQUITY INTERESTS AND INCOME TAXES	(2,926)	(152,417)	144,971	5,309	(350)	(5,413)
Equity interests income (loss)	(50,673)	70,576	(37,585)	(427)	(25,821)	(43,930)

INCOME (LOSS) BEFORE INCOME TAXES	(53,599)	(81,841)	107,386	4,882	(26,171)	(49,343)
Income tax provision (benefit)	—	3,032	1,530	(306)	—	4,256

NET INCOME (LOSS)	$(53,599)	$(84,873)	$105,856	$5,188	$(26,171)	$(53,599)

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended March 31, 2011
	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other Subsidiaries		Consolidating	Lions Gate
	Corp.	Inc.	Guarantors	Non-guarantors	Adjustments	Consolidated
	(Amounts in thousands)
STATEMENT OF CASH FLOWS
NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	$15,420	$(54,654)	$69,717	$11,844	$—	$42,327

INVESTING ACTIVITIES:
Purchases of restricted investments	—	(13,993)	—	—	—	(13,993)
Proceeds from the sale of restricted investments	—	20,989	—	—	—	20,989
Buy-out of the earn-out associated with the acquisition of Debmar-Mercury, LLC	—	—	(15,000)	—	—	(15,000)
Investment in equity method investees	(2,000)	—	(22,677)	—	—	(24,677)
Increase in loan receivables	—	(1,042)	—	—	—	(1,042)
Repayment of loans receivable	—	—	8,113	—	—	8,113
Purchases of property and equipment	—	(658)	(504)	(1,594)	—	(2,756)

NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	(2,000)	5,296	(30,068)	(1,594)	—	(28,366)

FINANCING ACTIVITIES:
Tax withholding requirements on equity awards	(13,476)	—	—	—	—	(13,476)
Borrowings under senior revolving credit facility	—	525,250	—	—	—	525,250
Repayments of borrowings under senior revolving credit facility	—	(472,500)	—	—	—	(472,500)
Borrowings under individual production loans	—	—	105,194	13,395	—	118,589
Repayment of individual production loans	—	—	(140,080)	(7,022)	—	(147,102)
Production loan borrowings under film credit facility	—	—	19,456	—	—	19,456
Production loan repayments under film credit facility	—	—	(34,762)	—	—	(34,762)
Decrease in restricted cash collateral requirement under the film credit facility	—	—	3,087	—	—	3,087

NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	(13,476)	52,750	(47,105)	6,373	—	(1,458)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(56)	3,392	(7,456)	16,623	—	12,503

FOREIGN EXCHANGE EFFECTS ON CASH	37	—	—	4,637	—	4,674
CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	814	3,059	8,152	57,217	—	69,242

CASH AND CASH EQUIVALENTS — END OF PERIOD	$795	$6,451	$696	$78,477	$—	$86,419

	As of March 31, 2010
	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other Subsidiaries		Consolidating	Lions Gate
	Corp.	Inc.	Guarantors	Non-guarantors	Adjustments	Consolidated
	(Amounts in thousands)
BALANCE SHEET
Assets
Cash and cash equivalents	$814	$3,059	$8,152	$57,217	$—	$69,242
Restricted cash	—	4,123	—	—	—	4,123
Restricted investments	—	6,995	—	—	—	6,995
Accounts receivable, net	99	1,116	238,138	53,071	500	292,924
Investment in films and television programs, net	2	6,391	567,718	88,276	(1,282)	661,105
Property and equipment, net	—	11,328	382	704	—	12,414
Equity method investments	—	18,611	32,330	128,130	—	179,071
Goodwill	10,173	—	198,883	30,198	—	239,254
Other assets	431	25,446	32,837	3,313	—	62,027
Subsidiary investments and advances	43,686	(5,885)	(91,278)	(188,711)	242,188	—

	$55,205	$71,184	$987,162	$172,198	$241,406	$1,527,155

Liabilities and Shareholders’ Equity (Deficiency)
Senior revolving credit facility	$—	$17,000	$—	$—	$—	$17,000
Senior secured second-priority notes	—	225,155	—	—	—	225,155
Accounts payable and accrued liabilities	1,018	53,706	169,893	30,298	(1,170)	253,745
Participations and residuals	186	3,760	255,794	42,947	(10)	302,677
Film obligations and production loans	79	—	334,791	16,899	—	351,769
Convertible senior subordinated notes and other financing obligations	—	188,318	3,718	—	—	192,036
Deferred revenue	—	247	125,323	5,402	(121)	130,851
Shareholders’ equity (deficiency)	53,922	(417,002)	97,643	76,652	242,707	53,922

	$55,205	$71,184	$987,162	$172,198	$241,406	$1,527,155

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended March 31, 2010
	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other Subsidiaries		Consolidating	Lions Gate
	Corp.	Inc.	Guarantors	Non-guarantors	Adjustments	Consolidated
	(Amounts in thousands)
STATEMENT OF OPERATIONS
Revenues	$—	$32,219	$1,238,659	$259,654	$(41,026)	$1,489,506
EXPENSES:
Direct operating	—	458	664,323	156,297	(43,109)	777,969
Distribution and marketing	—	7,475	433,878	64,830	(42)	506,141
General and administration	7,070	72,705	42,347	21,212	(274)	143,060
Depreciation and amortization	—	4,832	3,645	3,978	—	12,455

Total expenses	7,070	85,470	1,144,193	246,317	(43,425)	1,439,625

OPERATING INCOME (LOSS)	(7,070)	(53,251)	94,466	13,337	2,399	49,881

Other expenses (income):
Interest expense	—	45,165	1,662	1,146	(811)	47,162
Interest and other income	(130)	(12,050)	(605)	(72)	11,310	(1,547)
Gain on extinguishment of debt	—	(5,675)	—	—	—	(5,675)

Total other expenses (income)	(130)	27,440	1,057	1,074	10,499	39,940

INCOME (LOSS) BEFORE EQUITY INTERESTS AND INCOME TAXES	(6,940)	(80,691)	93,409	12,263	(8,100)	9,941
Equity interests income (loss)	(12,513)	49,090	(27,155)	(10,594)	(27,029)	(28,201)

INCOME (LOSS) BEFORE INCOME TAXES	(19,453)	(31,601)	66,254	1,669	(35,129)	(18,260)
Income tax provision (benefit)	25	225	(751)	1,719	—	1,218

NET INCOME (LOSS)	(19,478)	(31,826)	67,005	(50)	(35,129)	(19,478)

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended March 31, 2010
	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other Subsidiaries		Consolidating	Lions Gate
	Corp.	Inc.	Guarantors	Non-guarantors	Adjustments	Consolidated
	(Amounts in thousands)
STATEMENT OF CASH FLOWS
NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(12,543)	$14,072	$(94,998)	$(41,491)	$—	$(134,960)

INVESTING ACTIVITIES:
Purchases of restricted investments	—	(13,994)	—	—	—	(13,994)
Proceeds from the sale of restricted investments	—	13,985	—	—	—	13,985
Investment in equity method investees	—	—	(47,129)	—	—	(47,129)
Increase in loan receivables	—	(362)	—	(1,056)	—	(1,418)
Repayment of loans receivable	—	—	8,333	—	—	8,333
Purchases of property and equipment	—	(1,146)	(605)	(1,933)	—	(3,684)

NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	—	(1,517)	(39,401)	(2,989)	—	(43,907)

FINANCING ACTIVITIES:
Tax withholding requirements on equity awards	(2,030)	—	—	—	—	(2,030)
Proceeds from the issuance of mandatorily redeemable preferred stock units and common stock units related to the sale of 49% interest in TV Guide Network	—	—	—	109,776	—	109,776
Borrowings under senior revolving credit facility	—	302,000	—	—	—	302,000
Repayments of borrowings under senior revolving credit facility	—	(540,000)	—	—	—	(540,000)
Borrowings under individual production loans	—	—	128,590	16,151	—	144,741
Repayment of individual production loans	—	—	(87,347)	(48,914)	—	(136,261)
Production loan borrowings under Pennsylvania Regional Center credit facility	—	—	63,133	—	—	63,133
Production loan borrowings under film credit facility, net of deferred financing costs	—	—	30,469	—	—	30,469
Production loan repayments under film credit facility	—	—	(2,718)	—	—	(2,718)
Proceeds from sale of senior secured second-priority notes, net of deferred financing costs	—	214,727	—	—	—	214,727
Repurchase of convertible senior subordinated notes	—	(75,185)	—	—	—	(75,185)
Repayment of other financing obligations	—	—	—	(134)	—	(134)

NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	(2,030)	(98,458)	132,127	76,879	—	108,518

NET CHANGE IN CASH AND CASH EQUIVALENTS	(14,573)	(85,903)	(2,272)	32,399	—	(70,349)

FOREIGN EXCHANGE EFFECTS ON CASH	2,134	—	—	(1,018)	—	1,116
CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	13,253	88,962	10,424	25,836	—	138,475

CASH AND CASH EQUIVALENTS — END OF PERIOD	$814	$3,059	$8,152	$57,217	$—	$69,242

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended March 31, 2009
	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other Subsidiaries		Consolidating	Lions Gate
	Corp.	Inc.	Guarantors	Non-guarantors	Adjustments	Consolidated
	(Amounts in thousands)
STATEMENT OF OPERATIONS
Revenues	$560	$24,810	$1,291,404	$187,455	$(37,855)	$1,466,374
EXPENSES:
Direct operating	712	—	733,948	95,863	(36,707)	793,816
Distribution and marketing	8	2,374	580,625	86,630	(80)	669,557
General and administration	1,584	67,734	45,648	21,597	—	136,563
Depreciation and amortization	—	3,889	1,052	2,716	—	7,657

Total expenses	2,304	73,997	1,361,273	206,806	(36,787)	1,607,593

OPERATING LOSS	(1,744)	(49,187)	(69,869)	(19,351)	(1,068)	(141,219)

Other expenses (income):
Interest expense	14	32,707	1,187	961	(594)	34,275
Interest and other income	(229)	(4,022)	(1,489)	(639)	594	(5,785)

Total other expenses (income)	(215)	25,662	(302)	322	—	25,467

INCOME (LOSS) BEFORE EQUITY INTERESTS AND INCOME TAXES	(1,529)	(74,849)	(69,567)	(19,673)	(1,068)	(166,686)
Equity interests income (loss)	(176,919)	(98,120)	(6,151)	—	272,146	(9,044)

INCOME (LOSS) BEFORE INCOME TAXES	(178,448)	(172,969)	(75,718)	(19,673)	271,078	(175,730)

Income tax provision (benefit)	6	1,374	1,134	210	—	2,724

NET INCOME (LOSS)	$(178,454)	$(174,343)	$(76,852)	$(19,883)	$271,078	$(178,454)

	Year Ended March 31, 2009
	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other Subsidiaries		Consolidating	Lions Gate
	Corp.	Inc.	Guarantors	Non-guarantors	Adjustments	Consolidated
	(Amounts in thousands)
STATEMENT OF CASH FLOWS
NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	$56,435	$(256,846)	$92,006	$6,499	$—	$(101,906)

INVESTING ACTIVITIES:
Purchases of restricted investments	—	(13,989)	—	—	—	(13,989)
Proceeds from the sale of restricted investments	—	14,000	—	—	—	14,000
Acquisition of TV Guide, net of unrestricted cash acquired	—	(243,158)	—	—	—	(243,158)
Investment in equity method investees	—	—	(18,031)	—	—	(18,031)
Increase in loan receivables	—	(3,767)	(25,000)	—	—	(28,767)
Purchases of property and equipment	—	(7,549)	(191)	(934)	—	(8,674)

NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	—	(254,463)	(43,222)	(934)	—	(298,619)

FINANCING ACTIVITIES:
Exercise of stock options	2,894	—	—	—	—	2,894
Tax withholding requirements on equity awards	(3,734)	—	—	—	—	(3,734)
Repurchases of common shares	(44,968)	—	—	—	—	(44,968)
Borrowings under senior revolving credit facility	—	255,000	—	—	—	255,000
Borrowings under individual production loans	—	—	148,583	41,275	—	189,858
Repayment of individual production loans	—	—	(192,842)	(29,192)	—	(222,034)
Repayment of other financing obligations	—	(5,310)	—	(67)	—	(5,377)

NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	(45,808)	249,690	(44,259)	12,016	—	171,639

NET CHANGE IN CASH AND CASH EQUIVALENTS	10,627	(261,619)	4,525	17,581	—	(228,886)

FOREIGN EXCHANGE EFFECTS ON CASH	(1,848)	—	—	(2,380)	—	(4,228)
CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	4,474	350,581	5,899	10,635	—	371,589

CASH AND CASH EQUIVALENTS — END OF PERIOD	$13,253	$88,962	$10,424	$25,836	$—	$138,475

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
28. Related Party Transactions
Cerulean, LLC Transactions
     In December 2003 and April 2005 (as amended in May 2010), the Company entered into distribution agreements with Cerulean, LLC (“Cerulean”), a company in which Jon Feltheimer, the Company’s Chief Executive Officer and Co-Chairman of the Company’s Board of Directors, and Michael Burns, the Company’s Vice Chairman and a director, each hold a 28% interest. Under the agreements, the Company obtained rights to distribute certain titles in home video and television media and Cerulean is entitled to receive royalties. During the year ended March 31, 2011, the Company paid $0.1 million to Cerulean under these agreements (2010 — $0.1 million, 2009 — nominal).
Icon International Transactions
     In January 2007, the Company and Icon International, Inc. (“Icon”) entered into a vendor subscription agreement (the “Vendor Agreement”) with a term of five years. Icon is a company which directly reports to Omnicom Group, Inc, and Daryl Simm, a director of the Company, is the Chairman and Chief Executive Officer of Omnicom Media Group, a division of Omnicom Group, Inc. Under the Vendor Agreement, the Company agreed to purchase media advertising through Icon and Icon agreed to reimburse the Company for certain operating expenses as follows: (1) $763,958 during the first year of the term; (2) $786,013 during the second year of the term; (3) $808,813 during the third year of the term; (4) $832,383 during the fourth year of the term; and (5) $856,750 during the fifth year of the term (collectively, the “Minimum Annual Payment Amounts”) or at the Company’s option, the Company could elect that Icon reimburse the Company for certain operating expenses in the following amounts: (a) $1,145,936 during the first year of the term; (b) $1,179,019 during the second year of the term; (c) $1,213,219 during the third year of the term; (d) $1,248,575 during the fourth year of the term; and (e) $1,285,126 during the fifth year of the term (collectively, the “Supplemental Annual Payment Amounts”). The Company elected to be reimbursed for the Supplemental Annual Payment Amount for the first year of the term. In exchange, the Company agreed to purchase media advertising through Icon of approximately $5.6 million per year (if the Company elects to be reimbursed for the Minimum Annual Payment Amount) or approximately $8.4 million per year (if the Company elects to be reimbursed for the Supplemental Annual Payment Amount) for the five-year term. The actual amount of media advertising to be purchased is determined using a formula based upon values assigned to various types of advertising, as set forth in the Vendor Agreement. For accounting purposes, the operating expenses incurred by the Company will continue to be expensed in full and the reimbursements from Icon of such expenses will be treated as a discount on media advertising and will be reflected as a reduction of advertising expense as the media advertising costs are incurred by the Company. The Vendor Agreement may be terminated by the Company effective as of any Vendor Agreement year end with six months notice. During the year ended March 31, 2011, Icon paid $1.3 million to the Company under the Vendor Agreement (2010 — $1.2 million, 2009 — $1.2 million). During the year ended March 31, 2011, the Company incurred $7.8 million in media advertising expenses with Icon under the Vendor Agreement (2010 — $7.2 million, 2009 — $10.9 million).
Other Transactions with Equity Method Investees
     FEARnet. During the year ended March 31, 2011, the Company recognized $3.2 million in revenue pursuant to the five-year license agreement with FEARnet (2010 — $2.2 million, 2009 — $2.9 million), and held accounts receivable due from FEARnet pursuant to the agreement of $0.3 million (2010 — $0.6 million, 2009 — nil).
     Roadside. During the year ended March 31, 2011, the Company recognized $0.5 million in distribution and marketing expenses paid to Roadside in connection with the release of certain theatrical titles (2010 — less than $0.1 million, 2009 — $4.7 million). During the year ended March 31, 2011, the Company made $10.4 million in participation payments to Roadside in connection with the distribution of certain theatrical titles (2010 — $3.1 million, 2009 — $0.3 million).

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Break Media. During the year ended March 31, 2011, the Company recognized $1.6 million in interest income associated with a $9.7 million note receivable from Break Media, see Note 8 (2010 — $0.6 million, 2009 — $0.6 million).
     EPIX. During the year ended March 31, 2011, the Company recognized $89.4 million of revenue from EPIX in connection with the licensing of certain theatrical releases and other films and television programs, see Note 7 (2010 — $38.6 million, 2009 — nil). As of March 31, 2011, the Company held $25.9 million of accounts receivables from EPIX (2010 — $11.8 million, 2009 — nil). In addition, as of March 31, 2011, the Company had $2.4 million in deferred revenue from EPIX (2010 — $3.3 million, 2009 — nil).
     TV Guide Network. During the year ended March 31, 2011, the Company recognized $14.9 million of revenue (2010 — $0.3 million, 2009 — nil) from TV Guide Network in connection with the licensing of certain films and/or television programs, see Note 7. Additionally, the Company recognized $14.1 million of income for the accretion of the dividend and discount of the mandatorily redeemable preferred stock units as equity interest income (2010 — $10.5 million, 2009 — nil). Also, during the year ended March 31, 2011, the Company received a pay-out of accreted interest on the mandatorily redeemable preferred stock units of $10.2 million. As of March 31, 2011, the Company held $12.7 million of accounts receivables from TV Guide Network (2010 — $1.9 million, 2009 — nil).
29. Subsequent Events (Unaudited)
     Additional Issuance of Senior Secured Second-Priority Notes. On May 13, 2011, LGEI issued approximately $200.0 million aggregate principal amount of senior secured second priority notes due 2016 (the “Additional Senior Notes”) in a private offering conducted pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended. The Additional Senior Notes were issued pursuant to a supplemental indenture dated as of May 13, 2011 (the “Supplemental Indenture”) to the indenture dated as of October 21, 2009 (the “Indenture”), among LGEI, the Company, the subsidiary guarantors party thereto, and U.S. Bank National Association, as trustee. LGEI had issued $236.0 million aggregate principal amount of 10.25% senior secured second priority notes due 2016 (the “Senior Notes”) under the Indenture on October 21, 2009. The Supplemental Indenture amended the Indenture to, among other things, enable the Issuer to issue additional notes having the same terms as the Senior Notes, except for the issue date, issue price and first interest payment, in an aggregate principal amount of up to $200.0 million. The Additional Senior Notes were sold at 102.219% of the principal amount plus accrued interest thereon from May 1, 2011, resulting in gross proceeds of approximately $204.4 million and net proceeds of approximately $197.2 million after certain transaction costs, and approximately $191.6 million after $5.6 million paid in connection with the consent solicitation of holders of the Senior Notes. A portion of the proceeds were used to pay down amounts outstanding under our senior secured credit facility. The Additional Senior Notes accrue interest at a rate of 10.25% per annum from May 1, 2011 and will be payable semiannually on May 1 and November 1 of each year, commencing on November 1, 2011. The Additional Senior Notes will mature on November 1, 2016.