Form 10-K/A
period 2011-03-31
LIONS GATE ENTERTAINMENT CORP /CN/
filed 2011-07-29
CIK 929351

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K/A

Amendment No. 1

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 30, 2010 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $681,521,451, based on the closing sale price as reported on the New York Stock Exchange.

As of July 25, 2011, 137,136,937 shares of the registrant’s no par value common shares were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends Lions Gate Entertainment Corp.’s (the “Company,” “Lionsgate,” “we,” “us” or “our”) Annual Report on Form 10-K for the year ended March 31, 2011, originally filed with the Securities and Exchange Commission (the “SEC”) on May 31, 2011 (the “Original Filing”).

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

FORWARD-LOOKING STATEMENTS

This Amendment includes statements that are, or may deemed to be, “forward looking statements” within the meaning of Section 27A of the Securities Act, as amended (the “Securities Act”), and Section 21E of the Exchange Act. These forward looking statements can be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “potential,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “forecasts,” “may,” “will,” “could,” “would” or “should” or, in each case, their negative or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this Amendment and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, growth, strategies and the industry in which we operate.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We believe that these risks and uncertainties include, but are not limited to, those discussed under Part I, Item 1.A. “Risk Factors” found in the Original Filing. These factors should not be construed as exhaustive and should be read with the other cautionary statements and information in the Original Filing and this Amendment.

We caution you that forward-looking statements made in this Amendment or anywhere else are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate may differ materially and adversely from those made in or suggested by the forward looking statements contained in this Amendment as a result of various important factors, including, but not limited to, the substantial investment of capital required to produce and market films and television series, increased costs for producing and marketing feature films and television series, budget overruns, limitations imposed by our credit facilities and notes, unpredictability of the commercial success of our motion pictures and television programming, risks related to our acquisition strategy and integration of acquired businesses, the effects of dispositions of businesses or assets, including individual films or libraries, the cost of defending our intellectual property, difficulties in integrating acquired businesses, technological changes and other trends affecting the entertainment industry, and the other risks and uncertainties discussed under Part I, Item 1.A. “Risk Factors” found in the Original Filing. In addition, even if our results of operations, financial condition and liquidity, and the development of the industry in which we operate are consistent with the forward looking statements contained in this Amendment, those results or developments may not be indicative of results or developments in subsequent periods.

Any forward-looking statements, which we make in this Amendment, speak only as of the date of such statement, and we undertake no obligation to update such statements. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless expressed as such, and should only be viewed as historical data.

Unless otherwise indicated, all references to the “Company,” “Lionsgate,” “we,” “us,” and “our” include reference to our subsidiaries as well.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The following persons currently serve as members of the Board of Directors (the “Board”) of Lions Gate Entertainment Corp. (the “Company,” “Lionsgate,” “we,” “us” or “our”). There are no family relationships among the directors or executive officers of the Company. Ages are as of July 25, 2011.

Norman Bacal

Age: 55
Director Since: December 2004

Business Experience: Mr. Bacal has been a partner with the law firm of Heenan Blaikie LLP since 1987, and has been co-managing partner of the firm since 1997. Heenan Blaikie LLP serves as the Company’s outside Canadian counsel.

Qualifications: Mr. Bacal is considered a leading expert in taxation issues related to the Canadian and international entertainment industry. Mr. Bacal has been recognized as one of the country’s best entertainment lawyers in the Guide to the Leading 500 Lawyers in Canada published by Lexpert/American Lawyer, the Guide to the Top 100 Industry Specialists in Canada, Lexpert/Thomson Canada, and was selected by his peers to be included in the 2011 edition of The Best Lawyers in Canada (Woodward/White). Mr. Bacal has also been awarded Martindale-Hubbell’s highest rating (“AV”) for his skills and sense of ethics. This experience, coupled with his representation of the entertainment industry before the Finance Committee of the House of Commons, positions Mr. Bacal as an invaluable advisor in the Company’s deliberations.

Residence: Toronto, Canada

Michael Burns

Age: 52
Director Since: August 1999
Position with the Company: Mr. Burns has been our Vice Chairman since March 2000.
Business Experience: Mr. Burns served as Managing Director and Head of the Office at Prudential Securities Inc.’s Los Angeles Investment Banking Office from 1991 to March 2000.

Other Directorships: Mr. Burns is the Chairman and a co-founder of Novica.com, a private company, a director of Next Point, Inc., a private company of which the Company owns a 42% interest (“Break.com”), a director of TV Guide Entertainment Group, LLC, a private company of which the Company owns a 51% interest, and a member of the Board of Visitors of the John E. Anderson Graduate School of Management at the University of California at Los Angeles.

Qualifications: Since 1999, Mr. Burns joined Mr. Feltheimer in building the Company into a leading global entertainment company with annual revenue of approximately $1.6 billion in fiscal 2011. Through an accomplished career specialized in raising equity within the media and entertainment industry, Mr. Burns brings important business and financial expertise to the Board in its deliberations on complex transactions and other financial matters. Additionally, Mr. Burns’ extensive knowledge of and history with the Company, his financial and investment banking expertise, his in-depth understanding of our industry, his connections in the business community and relationships with our shareholders, makes Mr. Burns an invaluable advisor to the Board.

Residence: Santa Monica, California

Arthur Evrensel

Age: 53
Director Since: September 2001
Position with the Company: Mr. Evrensel is Chairman of the Compensation Committee of the Board.
Business Experience: Mr. Evrensel has been a partner with the law firm of Heenan Blaikie LLP since 1992.

Qualifications: Mr. Evrensel is a leading counsel in entertainment law relating to television and motion picture development, production, financing and distribution, as well as in the areas of new media and video game law. Mr. Evrensel is recognized as one of Canada’s leading entertainment lawyers in the Guide to the Leading 500 Lawyers in Canada published by Lexpert/American Lawyer since 2002, the Euromoney Legal Media Group’s Guide to the World’s Leading Technology, Media & Telecommunications Lawyers since 2005, and in The Best Lawyers in Canada (Woodward/White) since its inception. Mr. Evrensel has also published numerous articles on international co-productions and bank financing in the filmed entertainment industry, has lectured at McGill University, University of British Columbia and the University of Victoria, and has chaired numerous seminars and conferences on the film and television industry in Canada, the United States, China and England. This expertise, along with his in-depth understanding of our industry and his network in the business and entertainment community provide meaningful leadership for the Board.

Residence: North Vancouver, Canada

Jon Feltheimer

Age: 59
Director Since: January 2000
Position with the Company: Mr. Feltheimer has been Co-Chairman of the Board since June 2005, and our Chief Executive Officer since March 2000.

Business Experience: Mr. Feltheimer worked for Sony Pictures Entertainment from 1991 to 1999, serving as Founder and President of TriStar Television from 1991 to 1993, as President of Columbia TriStar Television from 1993 to 1995, and, from 1995 to 1999, as President of Columbia TriStar Television Group and Executive Vice President of Sony Pictures Entertainment.

Other Directorships: Mr. Feltheimer is a director of Horror Entertainment, LLC, a private company of which the Company owns a 34.5% interest (“FEARnet”), and a director of TV Guide Entertainment Group, LLC.

Qualifications: Since 2000 and during Mr. Feltheimer’s tenure, the Company has grown into a leading global entertainment company through a combination of organic growth and accretive strategic acquisitions. As our Chief Executive Officer, Mr. Feltheimer provides a critical link to management’s perspective in Board discussions regarding the businesses and strategic direction of the Company. With over 26 years of experience in the entertainment industry, Mr. Feltheimer brings an unparalleled level of strategic and operational experience to the Board, as well as an in-depth understanding of our industry and invaluable relationships in the business and entertainment community.

Residence: Los Angeles, California

Frank Giustra

Age: 53
Director Since: December 2010
Position with the Company: Mr. Giustra founded Lionsgate in 1997 and was our Chairman from 1997 to 2003. Mr. Giustra is a member of the Compensation Committee of the Board.

Business Experience: Since August 2007, Mr. Giustra has been the President and Chief Executive Officer of Fiore Financial Corporation (“Fiore”), a private boutique merchant banking firm focused on creating, financing, and launching investment opportunities in the natural resource sector. Fiore provides certain of its services exclusively to Endeavour Financial Corporation, of which Mr. Giustra was Chairman from January 2001 to August 2007.

Other Directorships: Since July 2010, Mr. Giustra has been a member of the Board of Directors of Eacom Timber Corporation (ETR: TSXV), and since July 2008, a director, a member of the Audit Committee and a member of the Compensation and Corporate Governance Committee of Gold Wheaton Gold Corp. (GLW: TSX). From February 2010 to September 2010, Mr. Giustra was a member of the Board of Directors of Crew Gold Corporation (CRU: TSX); from October 2009 to September 2010, a member of the Board of Directors of Etruscan Resources Inc., a former public company then listed on the Toronto Stock Exchange; from April 2007 to June 2008, a member of the Board of Directors of Peak Gold Ltd., a former public company then listed on the TSX Venture Exchange; and from October 2005 to February 2007, a member of the Board of Directors of UrAsia Energy Ltd., a former public company then listed on the TSX Venture Exchange. Mr. Giustra is also a member of the Board of Trustees of the William J. Clinton Foundation and International Crisis Group, a director of the Radcliffe Foundation, and sits on the Board of Streettohome Foundation. In June 2007, Mr. Giustra and Former President Bill Clinton launched the Clinton Giustra Sustainable Growth Initiative, which focuses on alleviating poverty in the developing world in partnership with the global mining community.

Qualifications: Mr. Giustra’s reputation and relationships with the investment community, which includes investment banks, commercial banks, and large institutional equity investors, and his prior experience in the entertainment industry as the founder of the Company, provide the requisite qualifications, skills, perspectives and experience that make him well qualified to serve on the Board.

Residence: Vancouver, Canada

Morley Koffman, Q.C.

Age: 81
Director Since: November 1997
Position with the Company: Mr. Koffman is Chairman of the Nominating and Corporate Governance Committee of the Board and a member of the Audit Committee of the Board.
Business Experience: Mr. Koffman is a lawyer with the firm of Koffman Kalef LLP, where he has practiced since 1993.
Other Directorships: From 1993 to 2009, Mr. Koffman was a director and Chairman of the Corporate Governance Committee of Ainsworth Lumber Co. Ltd. (ANS: TSX).

Qualifications: Mr. Koffman has considerable strength and experience as a corporate and commercial lawyer for the past 50 years. He has also been a director and member of audit committees and corporate governance committees of several public companies over his years of practice. Mr. Koffman’s legal background and knowledge of British Columbia law and long-time service on the Audit Committee and the Nominating and Corporate Governance Committee provide the Board with the perspective of an experienced lawyer who has evaluated operational and business issues similar to those facing the Company.

Residence: Vancouver, Canada

Harald Ludwig

Age: 56
Director Since: November 1997 to December 2004, reappointed in June 2005
Position with the Company: Mr. Ludwig is Co-Chairman of the Board and a member of the Strategic Advisory Committee of the Board.
Business Experience: Since 1985, Mr. Ludwig has served as President of Macluan Capital Corporation, a private equity firm.

Other Directorships: Mr. Ludwig is a director, a member of the Governance and Nominating Committee and Chairman of the Compensation Committee of West Fraser Timber Co. Limited (WFT: TSX); a director, Chairman of the Corporate Governance and Nominating Committee, and member of the Audit and Compensation Committees of Canadian Overseas Petroleum Limited (formerly Velo Energy, Inc.) (XOP: TSXV); a director, member of the Audit Committee and Chairman of the Compensation Committee of Prima Columbia Hardwood Inc. (PCT: TSXV); and a director, member of the Audit and Disclosure Committee and Chairman of the Compensation and Corporate Governance Committee of West African Iron Ore Corp. (WAI: TSXV). From 2007 to 2009, Mr. Ludwig was a director of Third Wave Acquisition Corp., a company formerly listed on the American Stock Exchange.

Qualifications: With over 30 years of business and investment experience, and as a founding partner or private equity investor in a number of North American and international private equity firms, hedge funds, mezzanine lenders, growth capital providers, distressed investment firms and real estate investment vehicles, Mr. Ludwig provides unique insight and valuable advice on business practices. Moreover, Mr. Ludwig’s practical business experience, financial and business acumen and his connections in the business community provide the Board with critical perspective on the business issues the Company faces and make him uniquely qualified to serve on the Board.

Residence: West Vancouver, Canada

G. Scott Paterson

Age: 47

Director Since: November 1997

Position with the Company: Mr. Paterson is Chairman of the Audit Committee of the Board and a member of the Strategic Advisory Committee of the Board.

Business Experience: Mr. Paterson is Vice Chairman of NeuLion Inc. (NLN: TSX). In October 2008, NeuLion merged with JumpTV Inc., a company where Mr. Paterson had been Chairman since January 2002. From October 1998 to December 2001, Mr. Paterson served as Chairman and Chief Executive Officer of Yorkton Securities, Inc. Mr. Paterson is also the former Chairman of the Canadian Venture Stock Exchange and a former Vice Chairman of the Toronto Stock Exchange. In 2009, Mr. Paterson obtained the Institute of Corporate Directors designation by graduating from the Rotman Institute of Corporate Directors at the University of Toronto.

Other Directorships: Mr. Paterson is Chairman of Automated Benefits Corp. (AUT: TSX) and Apogee Minerals Ltd. (APE: TSX). From 2003 to 2007, Mr. Paterson was a member of the Board and Audit Committee of Rand A Technology Corp., a public company then listed on the Toronto Stock Exchange; from 1994 to 2002, a member of the Board of Leitch Technology Corp., a public company then listed on the Toronto Stock Exchange; and from 2006 to 2008, a member of the Board of Pioneering Technology Corp., a public company then listed on the Toronto Venture Exchange. In addition, Mr. Paterson is Chairman of the Merry Go Round Children’s Foundation and a Governor of Ridley College.

Involvement in Legal Proceedings: In December 2001, Mr. Paterson entered into a settlement agreement with the Ontario Securities Commission in connection with conduct that was, in the view of the commission, contrary to the public interest in connection with certain corporate finance and trading activities engaged in by Mr. Paterson and the investment dealer with which he was associated. Mr. Paterson has fulfilled the terms of the settlement agreement which provided that he could not be registered under the Securities Act (Ontario) until December 19, 2003, that he make a voluntary payment to the commission of one million Canadian dollars and that he temporarily cease trading for a six-month period. There were no allegations of securities rule or law breaches.

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

Residence: Toronto, Canada

Mark H. Rachesky, M.D.

Age: 52
Director Since: September 2009
Position with the Company: Dr. Rachesky is Chairman of the Strategic Advisory Committee of the Board and a member of the Compensation Committee of the Board.

Business Experience: Dr. Rachesky is a co-founder and, since 1996, the President of MHR Fund Management LLC, an investment manager of various private investment funds that invest in inefficient market sectors, including special situation equities and distressed investments. Dr. Rachesky holds an M.B.A. from the Stanford University School of Business, an M.D. from the Stanford University School of Medicine, and a B.A. from the University of Pennsylvania.

Other Directorships: Dr. Rachesky is the non-executive Chairman of the Board of Directors, member of the Executive Committee and Chairman of the Compensation Committee of Loral Space & Communications Inc. (LORL: NASDAQ), the non-executive Chairman of the Board of Telesat Canada, the non-executive Chairman of the Board, Chairman of the Nominating and Corporate Governance Committee and member of the Compensation Committee of Leap Wireless International, Inc. (LEAP: NASDAQ), and a director, member of the Chairman of the Governance and Nominating Committee and a member of the Compensation Committee of Emisphere Technologies, Inc. (EMIS: OTCBB). Additionally, since 2005, Dr. Rachesky has served as a member of the Board of Directors of NationsHealth, Inc., a company formerly listed on the OTCBB, and from 1999 to 2008, as a member of the Board of Directors of Neose Technologies, Inc.

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

Residence: New York, New York

Daryl Simm

Age: 50
Director Since: September 2004
Position with the Company: Mr. Simm is a member of the Nominating and Corporate Governance Committee of the Board.
Business Experience: Since 1998, Mr. Simm has been Chairman and Chief Executive Officer of Omnicom Media Group, a division of Omnicom Group, Inc. (OMC:NYSE), of which he is an officer.

Qualifications: During his career, Mr. Simm has played a leading role in the decoupling of media services from ad agencies, resulting in the best media values and cost shares for clients. Under Mr. Simm’s tenure at Omnicom, the company has been honored as the world’s most creative media agency for a number of years by The Gunn Report for Media, which evaluates global media creativity. Additionally, Mr. Simm has received numerous industry awards over the years, including “Media Maven” by Advertising Age and the Media Executive of the Year and Media Innovator Awards. This knowledge and experience in leading a highly successful, entrepreneurial, creative-led agency provides meaningful leadership in these areas to the Board.

Residence: Greenwich, Connecticut

Hardwick Simmons

Age: 71
Director Since: June 2005
Position with the Company: Mr. Simmons is a member of the Audit Committee of the Board and the Strategic Advisory Committee of the Board.

Business Experience: Mr. Simmons currently serves as President and a Director of the Stonetex Oil Company and as a Director of Invivoscribe, Inc. From February 2001 to June 2003, Mr. Simmons served first as Chief Executive Officer and then as Chairman and Chief Executive Officer at The NASDAQ Stock Market Inc. From May 1991 to December 2000, Mr. Simmons served as President and Chief Executive Officer of Prudential Securities Incorporated.

Other Directorships: Mr. Simmons is currently the lead director, Chairman of the Audit Committee and a member of the Corporate Governance, Nominating and Compensation Committee for Raymond James Financial (RJF: NYSE). Additionally, from 2007 to 2009, Mr. Simmons was a director of Geneva Acquisition Corp., a company listed on the American Stock Exchange.

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

Residence: Marion, Massachusetts

Phyllis Yaffe

Age: 62
Director Since: September 2009
Position with the Company: Ms. Yaffe is a member of the Audit Committee of the Board and the Nominating and Corporate Governance Committee of the Board.

Business Experience: From June 2005 to December 2007, Ms. Yaffe was Chief Executive Officer and a member of the board of directors of Alliance Atlantis Communications, a media company for whom she has worked in several capacities since 1998. Alliance Atlantis Communications was acquired in 2007 by CanWest Global Communications, an affiliate of Goldman Sachs.

Other Directorships: Ms. Yaffe is Lead Director, the Chair of the Nominating and Governance Committee and a member of the Salary and Organization Committee of Torstar Corporation (TS.B: TSX), a director of Astral Media, Inc. (ACM: TSX), and the Chair of the Board of Cineplex Entertainment LP. Cineplex Inc. owns approximately 99.6% of Cineplex Entertainment LP (CGX: TSX). Ms. Yaffe is also Chair of the Board of Governors of Ryerson University, and the Chair of Women Against Multiple Sclerosis (Canada).

Qualifications: Ms. Yaffe has extensive experience in the entertainment industry. At Alliance Atlantis, Ms. Yaffe was responsible for overseeing worldwide operations, including all of its Canadian specialty television channels, its international television distribution business and the hit CSI franchise. In 1999, Ms. Yaffe was selected as the Canadian Women in Communications Woman of the Year, and received the Lifetime Achievement Award from Women in Film and Television in April 2000. In 2006, Ms. Yaffe was included in the Women’s Executive Network’s list of Canada’s 100 Most Powerful Women and in November 2007, she was inducted into the Canadian Association of Broadcasters’ Broadcast Hall of Fame. Ms. Yaffe brings to the Board new broadcast expertise as the Company continues its successful diversification into television production and broadcasting.

Residence: Toronto, Canada

Executive Officers

The following is a list of our executive officers followed by their biographical information (other than for Messrs. Feltheimer and Burns, whose biographical information appears above). Ages are as of July 25, 2011.

Name	Age	Position
Jon Feltheimer	59	Chief Executive Officer and Co-Chairman
Michael Burns	52	Vice Chairman and Director
Steven Beeks	53	President and Co-Chief Operating Officer
Joseph Drake	50	Co-Chief Operating Officer and President, Motion Picture Group
James Keegan	53	Chief Financial Officer and Chief Administrative Officer
Wayne Levin	48	General Counsel and Executive Vice President, Corporate Operations

Steven Beeks. Mr. Beeks has been our Chief Operating Officer since April 2007, Co-Chief Operating Officer since September 2007, President since July 2006 and President of Lions Gate Entertainment Inc., our wholly owned subsidiary, since December 2003. From January 1998 until December 2003, Mr. Beeks served as President of Artisan Home Entertainment Inc. Mr. Beeks’ place of residence is Santa Monica, California.

Joseph Drake. Mr. Drake has been our Co-Chief Operating Officer and President, Motion Picture Group, since September 2007. From March 2001 to September 2007, Mr. Drake was the President of Mandate Pictures, LLC (“Mandate Pictures”), a worldwide independent film producer, financier and distributor, which we acquired in September 2007. Mr. Drake’s place of residence is Los Angeles, California.

James Keegan. Mr. Keegan has been our Chief Financial Officer since September 2002 and our Chief Administrative Officer since April 2002. From September 1998 to April 2002, Mr. Keegan was the Chief Financial Officer of Artisan Entertainment Inc. From April 1989 to March 1990, Mr. Keegan was Controller of Trimark Holdings, Inc. and from March 1990 to August 1998, he was the Chief Financial Officer of Trimark Holdings, Inc. Mr. Keegan’s place of residence is Ventura, California.

Wayne Levin. Mr. Levin has been our Executive Vice President, Corporate Operations since February 2004 and our General Counsel since November 2000. Previously, Mr. Levin had been our Executive Vice President, Legal and Business Affairs since November 2000. Mr. Levin worked for Trimark Holdings, Inc. from September 1996 to November 2000, first as Director of Legal and Business Affairs from 1996 to 1998, and then as General Counsel and Vice President from 1998 to 2000. Mr. Levin’s place of residence is Tarzana, California.

Appointment of Executive Officers

Our officers are appointed and serve at the discretion of the Board. The employment agreements for the Named Executive Officers (as defined under Item 11, Executive Compensation below) are described in Executive Compensation Information — Description of Employment Agreements — Salary and Bonus Amounts below.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. These persons are required by the Exchange Act to furnish us with copies of all Section 16(a) forms they file. As an administrative matter, we assist our executive officers and directors by monitoring transactions and filing Section 16 reports on their behalf. Based solely on a review of the copies of such forms we received, or written representations from certain reporting persons that no forms were required for those persons, we believe that during fiscal 2011, our executive officers, directors and greater than 10% beneficial owners complied with all applicable Section 16(a) filing requirements, except that a Form 4 covering a single transaction were filed late for each of Messrs. Burns, Evrensel, Feltheimer, Koffman, Ludwig and Paterson.

Codes of Conduct and Ethics

We have a Code of Business Conduct and Ethics that applies to all our directors, officers and employees, and a Code of Ethics for Senior Financial Officers that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. Each of these codes is available in the Investors/Corporate Governance section on our website at www.lionsgate.com, or may be obtained in print, without charge, by any shareholder upon request to our Corporate Secretary. We will disclose on our website when there have been waivers of, or amendments to, either code that applies to our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer or persons performing similar functions.

Role of the Board

The Board reviews and regularly monitors the effectiveness of the Company’s fundamental operating, financial and other business plans, policies and decisions, including the execution of its strategies and objectives, and seeks to enhance shareholder value over the long term. The key practices and procedures of the Board are outlined in our Corporate Governance Guidelines available on the Investors/ Corporate Governance section of our website at www.lionsgate.com.

Board Committees and Responsibilities

The Board has a standing Audit Committee, Compensation Committee, Nominating and Corporate Governance Committee and Strategic Advisory Committee. The table below provides current membership information for our standing committees, as well as meeting information for such committees.

Name	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee	Strategic Advisory Committee
Norman Bacal *

Michael Burns

Arthur Evrensel *

Jon Feltheimer

Frank Giustra *

Morley Koffman *

Harald Ludwig *

G. Scott Paterson *

Mark H. Rachesky, M.D. *

Daryl Simm *

Hardwick Simmons *

Phyllis Yaffe *

*	Independent Director Chairman Member Financial Expert

Audit Committee

Number of Members:	4
Current Members:	G. Scott Paterson, Chairman Morley Koffman Hardwick Simmons Phyllis Yaffe

Messrs. Paterson (Chairman), Koffman, Simmons and Ms. Yaffe are the current members of the Audit Committee. Mr. Simmons joined the Audit Committee in February 2011. The Audit Committee is governed by a written charter adopted by the Board, as amended on May 27, 2010. The full text of the charter is available in the Investors/Corporate Governance section on our website at www.lionsgate.com, or may be obtained in print, without charge, by any shareholder upon request to our Corporate Secretary.

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

The Board has determined that each member of the Audit Committee qualifies as an “independent” director under the New York Stock Exchange (the “NYSE”) listing standards and the enhanced independence standards applicable to audit committees pursuant to Rule 10A-3(b)(1) under the Exchange Act. Additionally, the Board has determined that Mr. Paterson is an “audit committee financial expert” under applicable SEC rules and Canadian securities laws, regulations, policies and instruments, and has “accounting or related financial management expertise” under the NYSE listing standards.

Compensation Committee

Number of Members:	3
Current Members:	Arthur Evrensel, Chairman Frank Giustra Mark H. Rachesky, M.D.

Messrs. Evrensel (Chairman), Giustra and Rachesky are the current members of the Compensation Committee. Messrs. Giustra and Rachesky joined the Compensation Committee in February 2011. The Compensation Committee is governed by a written charter adopted by the Board, as amended on May 27, 2010. The full text of the charter is available in the Investors/Corporate Governance section on our website at www.lionsgate.com, or may be obtained in print, without charge, by any shareholder upon request to our Corporate Secretary.

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

•

reviewing and recommending for adoption by the Board incentive compensation plans and equity compensation plans and administering such plans and approving award grants thereunder to eligible persons; and

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

See Item 11, Executive Compensation for additional discussion of the Compensation Committee’s role and responsibilities.

The Board has determined that each member of the Compensation Committee qualifies as an “independent” director under the NYSE listing standards.

Nominating and Corporate Governance Committee

Number of Members:	3
Current Members:	Morley Koffman, Chairman Daryl Simm Phyllis Yaffe

Messrs. Koffman (Chairman), Simm and Ms. Yaffe are the current members of the Nominating and Corporate Governance Committee. Ms. Yaffe joined the Nominating and Corporate Governance Committee in February 2011. The Nominating and Corporate Governance Committee is governed by a written charter adopted by the Board, as amended on May 27, 2010. The full text of the charter is available in the Investors/Corporate Governance section on our website at www.lionsgate.com, or may be obtained in print, without charge, by any shareholder upon request to our Corporate Secretary.

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

Strategic Advisory Committee

Number of Members:	4
Current Members:	Mark H. Rachesky, M.D., Chairman Harald Ludwig G. Scott Paterson Hardwick Simmons

Messrs. Rachesky (Chairman), Ludwig, Paterson and Simmons are the current members of the Strategic Advisory Committee. Dr. Rachesky became Chairman of the Strategic Advisory Committee in February 2011. The Strategic Advisory Committee is responsible for reviewing the Company’s strategic plan, meeting with management on a periodic basis to review operations against the plan, as well as overseeing preliminary negotiations regarding strategic transactions and, when applicable, acting as a pricing and approval committee on certain transactions.

Each member of the Strategic Advisory Committee qualifies as an “independent” director under the NYSE listing standards.

Shareholder Communications

Shareholders and interested parties who would like to communicate with the Board or our non-employee directors as a group may do so by writing to the Board or our non-employee directors as a group, care of our Corporate Secretary, at either of our principal executive offices. The complete text of our Policy on Shareholder Communications is available in the Investors/Corporate Governance section on our website at www.lionsgate.com. Our Corporate Secretary will log in all shareholder and interested party correspondence and forward to the director addressee(s) all communications that, in his judgment, are appropriate for consideration by the directors. Any director may review the correspondence log and request copies of any correspondence. Examples of communications that would be considered inappropriate for consideration by the directors include, but are not limited to, commercial solicitations, trivial, obscene, or profane items, administrative matters, ordinary business matters, or personal grievances. Correspondence that is not appropriate for board of director review will be handled by our Corporate Secretary. All appropriate matters pertaining to accounting or internal controls will be brought promptly to the attention of the Chairman of the Audit Committee.

Shareholder recommendations for director nominees are welcome and should be sent to our General Counsel at 2700 Colorado Avenue, Suite 200, Santa Monica, California 90404, who will forward such recommendations to the Chairman of the Nominating and Corporate Governance Committee. At the time a shareholder makes a recommendation the shareholder must provide:

•	the name and address of the shareholder who makes the recommendation and of the candidate(s);
•	all information about the candidate(s) that we would be required to disclose in a proxy statement in accordance with the Exchange Act;
•	certification of whether the candidate meets the requirements to be
•	independent under the NYSE listing standards,
•	unrelated under the British Columbia Act,
•	a non-management director under Rule 16b-3 of the Exchange Act, and
•	an outside director under §162(m) of the Internal Revenue Code;

•	proof of the candidate’s consent to serve on the Board if nominated and elected;
•	proof of the candidate’s agreement to complete, upon request, any questionnaire(s) customary for the Company’s directors; and
•	if a shareholder recommending a candidate is not a record holder the shareholder must provide evidence of eligibility as set forth in Exchange Act Rule 14a-8(b)(2).

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

Compensation Discussion and Analysis

This Compensation Discussion and Analysis is designed to provide stockholders with an understanding of the Company’s executive compensation philosophy and objectives as well as the analysis that the Compensation Committee performs in setting executive compensation. In doing so, it describes the material elements of compensation awarded to, earned by or paid to the individuals who served as our principal executive officer or our principal financial officer during fiscal 2011, and our three other most highly compensated executive officers (the “Named Executive Officers”). During fiscal 2011, the Named Executive Officers were:

•	Jon Feltheimer, our Chief Executive Officer and Co-Chairman;
•	Michael Burns, our Vice Chairman and Director;
•	Joseph Drake, our Co-Chief Operating Officer and President, Motion Picture Group;
•	James Keegan, our Chief Financial Officer and Chief Administrative Officer; and
•	Wayne Levin, our General Counsel and Executive Vice President, Corporate Operations.

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

Role of Management

Throughout the year, the Compensation Committee requests various types of information from management, in order to align the design and operation of the executive compensation programs with the Company’s business strategies and objectives. At various times during fiscal 2011, our Chief Executive Officer and our Chief Operating Officers were invited by the Compensation Committee to attend relevant portions of the Compensation Committee meetings in order to provide information and answer questions regarding the Company’s strategic objectives and financial performance that impact the Compensation Committee’s functions. Generally, these Named Executive Officers make recommendations to the Compensation Committee with respect to salary, bonus, and long-term incentive awards for other executive officers (other than themselves), based on competitive market information described below, the Company’s compensation strategy, their subjective assessment of the particular executive’s individual performance, and the experience level of the particular executive. The Compensation Committee discusses with the Named Executive Officer his recommendations and either approves or modifies the recommendations in its discretion. None of the Named Executive Officers are members of the Compensation Committee or otherwise have any role in determining their own compensation. The Compensation Committee reports to the Board on all compensation matters regarding our executives and other key salaried employees.

Role of Compensation Consultant

From time to time, the Compensation Committee retains the services of outside compensation consultants to provide assistance in its review and determination of our executive compensation program. During fiscal 2010, the Compensation Committee retained the services of Mercer (US), Inc. (“Mercer”), outside compensation consultants, to assist the committee in evaluating the Company’s compensation programs, policies and objectives, and to provide advice and recommendations on the amount and form of executive and director compensation. In addition to discussing their review with the Compensation Committee, Mercer also contacted members of senior management and employees in our human resources and legal departments to obtain historical data and insight into the Company’s business strategy and compensation practices.

Mercer reviewed and used the Entertainment Industry Survey created by third-party compensation firm Towers Watson to assess the Company’s executive compensation levels for the top ranking executive offices of the Company, relative to the market. The Towers Watson survey included a competitive review and analysis of base salary, total cash compensation and total direct compensation for the highest ranking 20 executive officers of the Company, matched by total compensation and level relative to the Company’s identified peer group. This peer group is periodically reviewed and updated by the Compensation Committee, to ensure that it consists of companies against which the Compensation Committee believes the Company competes for talent. In selecting the peer group companies, the Compensation Committee focused on companies that are similar to the Company in terms of industry and business characteristics. Accordingly, for the purpose of benchmarking our executive compensation, the Compensation Committee compared the Company’s compensation with that of the following U.S.-based entertainment companies:

ABC	CBS Corporation
Discovery Communications, Inc.	DreamWorks Animation SKG, Inc.
Fox Networks Group	HBO
Metro-Goldwyn-Mayer, Inc.	MTV Networks
NBC Universal	Paramount Pictures Corporation
Showtime	Sony Pictures Entertainment
Turner Broadcasting	Twentieth Century Fox
The Walt Disney Company	Warner Bros.

This peer group was chosen because it represents the public entertainment and media-related companies with which the Company generally competes for both business and executive talent. The Towers Watson compared to similarly situated executives within the peer group. The data from the report was complied and reviewed by Mercer for their analysis. Utilizing Mercer’s conclusions, the Compensation Committee then evaluated the amount and proportions of base pay, annual incentive pay and long-term compensation, as well as the targeted total compensation value for the Company’s executive officers. In general, compensation data for positions included in the survey reflected compensation of executives within networks and studios. Mercer provided data for peer executives with the same position as the Company’s executives where available and provided data for peer executives at a level similar to the Company’s executive when a position match was not available.

Mercer determined that the Company’s executive pay levels are generally below the 25th percentile of the Towers Watson market data in terms of base salary, total cash compensation and total direct compensation, which is consistent with the Compensation Committee’s targeted value for total direct compensation. As used in this discussion, the term “total direct compensation” means the aggregate amount of the executive’s base salary, annual incentive bonus, and long-term equity incentive awards based on the grant-date fair value of such awards, as determined under the accounting principles used in the Company’s financial reporting. The Compensation Committee believes that this level is appropriately conservative as the Company is smaller than most of the peer group companies, in terms of market capitalization and market value. Because the Compensation Committee generally determines the target value of the executive compensation program based on an assessment of the compensation paid by the peer group companies, the Company does not generally factor in amounts realized from prior compensation paid to the Named Executive Officers.

For fiscal 2011, the Compensation Committee determined that the peer companies previously identified continued to represent businesses that are our competitors and of comparable size and complexity to the Company. In connection with its review, the Compensation Committee reviewed its prior compensation decisions and affirmed that our executive compensation program is aligned with our compensation philosophy. Accordingly, similar to the decision-making process for fiscal 2010, the Compensation Committee determined to again utilize this peer group, as well as similar compensation data in determining base salary, total cash compensation and total direct compensation for fiscal 2011, as applicable.

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

Base Salary

We provide our executive officers and other employees with an annual base salary to compensate them for the scope of their responsibilities, the complexity of the tasks associated with their position within the Company, their skill set and their performance during the year. Base salaries are not generally reviewed or increased annually – they are established when we hire an executive officer, based on market benchmarks for the position that are available at the time the executive commences employment. In determining base salary, the Compensation Committee primarily considers market data and compensation levels of executive officers of companies in competing businesses, an internal review of the executive’s compensation, both individually and relative to other executive officers, and the individual performance of the executive. We also consider the recommendations of our Chief Executive Officer for other executive officers. For the reasons set forth above, our philosophy has been to establish base salaries that are generally below the market 25th percentile of such salaries at our peer companies, with the majority of the executive’s compensation being delivered in the form of incentive compensation tied directly to shareholder value creation. The Compensation Committee believes that the base salary levels of the Named Executive Officers and the other executive officers generally are reasonable in view of competitive practices, the Company’s performance and the contribution of those officers relative to that performance.

Generally, base salaries along with perquisites and personal benefits are intended to attract and retain highly qualified executives. These are the elements of our executive compensation program where the value of the benefit in any given year is not dependent on performance and the marketplace (although base salary amounts and benefits determined by reference to base salary may increase from year to year depending on performance, among other things). We believe that in order to attract and retain top executives, we need to provide them with certain predictable compensation levels that reward their continued service. The Compensation Committee’s philosophy has been to set the base salary levels of the Named Executive Officers that are generally below the market 25th percentile of such salaries paid to similarly situated executives at our peer companies.

During fiscal 2011, the Compensation Committee did not approve any changes to base salaries for the Named Executive Officers as set forth in their respective employment agreements.

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

In addition to their annual incentive bonus awards, Messrs. Feltheimer and Burns would be entitled to “stock price bonuses” pursuant to their employment agreements if the volume-weighted average of the median price of our common shares exceeds certain thresholds over a six-month period. We believe that the stock price bonus provides an effective incentive to these executives to enhance Company performance in a way that is directly tied to the creation of value for our shareholders. No such bonuses were granted in fiscal 2011. For more information on these bonuses, see the descriptions of the employment agreements for Messrs. Feltheimer and Burns under Description of Employment Agreements — Salary and Bonus Amounts below.

For fiscal 2011, the Compensation Committee approved the following annual incentive bonuses to be awarded to each of the Named Executive Officers. In the case of Messrs. Feltheimer, Burns and Drake, the Compensation Committee determined that a portion of the bonus would be paid in the form of a restricted stock unit award that would vest over a three-year period to provide these executives with an additional retention incentive and to help further align their interests with those of our shareholders. In each case, the bonuses were determined by the Compensation Committee in its discretion based on its subjective assessment of the achievement of the various performance objectives noted below. Except as expressly noted below, no specific financial performance targets or other objective performance criteria were established by the Compensation Committee for purposes of determining bonuses to be awarded to the Named Executive Officers. Rather, the Compensation Committee noted the actual performance of the Company or the individual executive, as applicable, and made a subjective determination as to the level of that performance.

Jon Feltheimer and Michael Burns

The bonus amounts for Messrs. Feltheimer and Burns were determined based on, as appropriate, review of certain of the following criteria adopted by the Compensation Committee (with no emphasis to be derived from the order in which they appear):

•

the Company’s fiscal 2011 earnings before interest, income tax provision, depreciation and amortization, equity interests, and gains or losses on extinguishment of debt and the sale of equity securities (“EBITDA”);

•	the Company’s revenue and bottom line performance;
•	the Company’s ability to pay such bonus;
•	the Company’s free cash flow levels;
•	the Company’s debt reduction;

•	the Company’s share price;
•	growth of the Company’s core library asset;
•	an informal target bonus of 100% of base salary; and
•	consideration of other criteria identified below, such as transformative transactions and initiatives completed by the Company which may result in general long-term growth of the business.

In reviewing such criteria, the Compensation Committee noted, among other things, that the Company’s businesses continued to perform well in fiscal 2011. The Company’s revenue increased 6% in fiscal 2011 compared to the prior year, driven primarily by increases in theatrical, home entertainment and international film revenue. The Company’s home entertainment revenue in fiscal 2011 included strong growth in digital and on demand revenue, which increased 69% from the prior year to $140 million. The Company also reported EBITDA of $68.3 million and adjusted EBITDA of $106.5 million in fiscal 2011, compared to EBITDA of $62.3 million and adjusted EBITDA of $128.4 million in the prior year. EBITDA gains primarily reflected significantly reduced theatrical marketing costs and higher margin revenue from digital media platforms.

Management believes adjusted EBITDA to be a meaningful indicator of our performance that provides useful information to investors regarding our financial condition and results of operations. Adjusted EBITDA is a non-GAAP financial measure commonly used in the entertainment industry and by financial analysts and others who follow the industry to measure operating performance. While management considers adjusted EBITDA to be an important measure of comparative operating performance, it should be considered in addition to, but not as a substitute for, net income and other measures of financial performance reported in accordance with Generally Accepted Accounting Principles (“GAAP”). Adjusted EBITDA does not reflect cash available to fund cash requirements. Not all companies calculate adjusted EBITDA in the same manner and the measure as presented may not be comparable to similarly-titled measures presented by other companies. See Annex A filed as Exhibit 99.1 to this Amendment for a reconciliation of adjusted EBITDA to net income (loss), the most comparable financial measure under GAAP.

Additionally, the Compensation Committee noted that strong performances from the Company’s television business and filmed entertainment library contributed to financial results that exceeded the Company’s preliminary estimates. Indeed, the filmed entertainment library achieved its sixth consecutive record year, generating revenue of $329 million in fiscal 2011 compared to $323 million in the prior year. Library revenue in fiscal 2011 was $374 million including syndicated television product compared to $371 million the prior year. The Compensation Committee also noted that the Company’s overall motion picture revenue in fiscal 2011 was $1.23 billion, an increase of 10% from the prior year. Within the motion picture segment, theatrical revenue was $205.9 million, an increase of 48% from the prior year, attributable to a record North American box office performance that included such films as The Expendables, Kick Ass, The Last Exorcism, Tyler Perry’s Why Did I Get Married Too? and Saw 3D. The Company’s home entertainment revenue from both motion pictures and television was $690.0 million in fiscal 2011, a 5% increase from the prior year, driven by strong growth in digital and on demand revenue and strong performances from a diversified slate of theatrical titles including The Expendables, Kick Ass, Killers, The Next Three Days, Saw 3D and The Switch, as well as carryover titles from the prior year’s theatrical slate such as Precious, Daybreakers and From Paris With Love.

Further, the Compensation Committee noted that television revenue included in motion picture revenue was $139.8 million in fiscal 2011, an increase of 3% from the prior year. International motion picture revenue of $126.5 million (excluding that of the Company’s subsidiary, Lionsgate U.K. Limited (“Lionsgate UK”)) for fiscal 2011 increased 72% from the prior year as the slate of Saw 3D, Kick Ass, Killers, The Next Three Days and Alpha & Omega compared favorably to the prior year’s slate and the Company achieved near record international sales in a strong marketplace. Lionsgate U.K. revenue also increased in fiscal 2011, growing 7% to $79.2 million, reflecting the strength of the Company’s titles such as Saw 3D, which had a record performance in the United Kingdom for any installment of the Saw franchise, and The Expendables as well as third-party titles such as Harry Brown and the Academy Award®-winning The Hurt Locker.

Further, the Compensation Committee noted that the Company’s general and administrative (“G&A”) expenses in fiscal 2011 were $116.1 million, excluding stock-based compensation and corporate defense costs related to shareholder activist activities. Indeed, G&A as a percentage of revenue, excluding stock-based compensation and corporate defense and related costs, declined to 7.3% in fiscal 2011 compared to 7.5% in the prior year.

Moreover, the Compensation Committee considered the contributions of Messrs. Feltheimer and Burns to the following achievements during fiscal 2011: Mad Men ordered for its seventh season, Weeds for its seventh season, Nurse Jackie for its fourth season and Blue Mountain State for its third season; the completion of several carriage deals for FEARnet (including deals with Verizon, Comcast and Time Warner), which launched as a linear channel in October 2010; positive contribution from our premium television channel and subscription video-on-demand (“VOD”) service EPIX, a little more than a year after its launch; in August 2010, EPIX entering into an agreement through which Netflix members can instantly watch an array of new releases and library titles from EPIX streamed over the internet from Netflix beginning September 1, 2010; in April 2010, the formation of a partnership with Saban Capital Group, Inc. to operate and manage Tiger Gate Entertainment Limited (“Tiger Gate”), an operator of pay television channels and an originator/distributor of action and horror television programming and films across Asia; in July 2010, the launching of Pantelion Films, a joint venture with Grupo Televisa, S.A.B., designed to produce and distribute a slate of English and Spanish language feature films to target Hispanic moviegoers in the U.S.; and numerous Academy Award, Emmy Award, Golden Globe, and other recognitions, nominations and wins for various Company film and television programs.

Accordingly, for fiscal 2011, based on its review, the Compensation Committee approved in June 2011 a discretionary cash bonus of $1,900,000 and the grant of a number of restricted share units with a value equal to $50,000 (subject to a three-year vesting schedule) for Mr. Feltheimer, and a discretionary cash bonus of $1,400,000 and the grant of a number of restricted share units with a value equal to $50,000 (subject to a three-year vesting schedule) for Mr. Burns.

Joseph Drake

Mr. Drake’s bonus was determined, in part, based on the Company’s EBITDA and, in part, based on the Compensation Committee’s subjective assessment of Mr. Drake’s performance, as well as Mr. Feltheimer’s recommendations based on his subjective assessment of Mr. Drake’s performance, during the fiscal year. Pursuant to his employment agreement, Mr. Drake is eligible to receive a cash bonus of either 12% or 23.5% of his base salary each fiscal year if the Company attains 105% or 115%, respectively, of an EBITDA target established by the Company for that fiscal year. As the Company’s EBITDA of $68.3 million for fiscal 2011 was 171% of the target EBITDA amount of $40.0 million established by the Compensation Committee for these purposes, Mr. Drake was awarded a cash bonus of $199,750 for the EBITDA component of his fiscal 2011 bonus opportunity.

In assessing Mr. Drake’s individual performance during fiscal 2011, the Compensation Committee acknowledged Mr. Drake’s contribution to, among other things, the following: as noted above, the Company’s achieving overall motion picture revenue in fiscal 2011 of $1.23 billion, an increase of 10% from the prior year, and within the motion picture segment, theatrical revenue of $205.9 million in fiscal 2011, an increase of 48% from the prior year, attributable to a record North American box office performance that included such films as The Expendables, Kick Ass, The Last Exorcism, Tyler Perry’s Why Did I Get Married Too? and Saw 3D; as noted above, international motion picture revenue of $126.5 million (excluding Lionsgate UK) for fiscal 2011, an increase of 72% from the prior year as the slate of Saw 3D, Kick Ass, Killers, The Next Three Days and Alpha & Omega compared favorably to the prior year’s slate and the Company achieving near record international sales; Lionsgate U.K. revenue growing 7% to $79.2 million in fiscal 2011, reflecting the strength of the Company’s titles such as Saw 3D, which had a record performance in the United Kingdom for any installment of the Saw franchise, and The Expendables as well as third-party titles such as Harry Brown and the Academy Award®-winning The Hurt Locker; the success of The Expendables, which was the number one movie at the box office for two weeks and achieved over $103 million at the U.S. box office; in February 2011, the Company’s acquisition of North American distribution rights to The Devils Double; in March 2011, the Company extending a first look partnership with Tyler Perry through a new multi-year arrangement for films and home entertainment.

Accordingly, for fiscal 2011, based on its review, the Compensation Committee approved in June 2011 a discretionary cash bonus of $400,000 (including the EBITDA bonus described above) and the grant of 40,000 restricted share units (subject to a three-year vesting schedule) for Mr. Drake.

Wayne Levin

Mr. Levin’s bonus was determined, in part, based on the Company’s EBITDA and, in part, based on the Compensation Committee’s subjective assessment of Mr. Levin’s performance, as well as Mr. Feltheimer’s recommendations based on his subjective assessment of Mr. Levin’s performance, during the fiscal year. Pursuant to his employment agreement, Mr. Levin is eligible to receive a cash bonus of 25% of his base salary each fiscal year if the Company attains an EBITDA target established by the Company for that fiscal year. As the Company’s EBITDA of $68.3 million for fiscal 2011 exceeded the target EBITDA amount of $40.0 million established by the Compensation Committee for these purposes, Mr. Levin was awarded a cash bonus of $187,500 for the EBITDA component of his fiscal 2011 bonus opportunity.

In assessing Mr. Levin’s individual performance during fiscal 2011, the Compensation Committee acknowledged Mr. Levin’s contribution to, among other things, the following: in April 2010, the formation of a partnership with Saban Capital Group, Inc. to operate and manage Tiger Gate; in May 2010, the Company entering into a home entertainment distribution agreement including DVD, Blu-ray, digital delivery, television and VOD for all Exclusive Media Group’s (Exclusive) Newmarket Films theatrical titles in the U.S., as well as its library of 250 titles; in July 2010, the Company entering into a multi-year home entertainment distribution agreement with Francis Ford Coppola’s Zoetrope Corporation pursuant to which we obtained the North American DVD, Blu-ray, electronic-sell-through (“EST”), VOD and broadcast television distribution rights to films including Apocalypse Now, Apocalypse Now Redux and others, as well as the North American DVD, Blu-ray, EST and VOD rights to The Conversation; in August 2010, EPIX entering into an agreement through which Netflix members can instantly watch an array of new releases and library titles from EPIX streamed over the internet from Netflix beginning September 1, 2010; in February 2011, the Company entering into a worldwide home entertainment distribution agreement with Miramax pursuant to which the we will distribute more than 550 titles from the Miramax film library via DVD, Blu-ray, EST and internet VOD, in addition to cable VOD internationally; in March 2011, the Company announcing that our first look partnership with Tyler Perry was extended through a new multi-year arrangement for films and home entertainment in which we will continue to distribute DVD’s based on Mr. Perry’s hit films and from his catalog of plays and other material; in April 2011, the Company entering into an exclusive multiyear syndication deal in which we licensed the first four seasons of Mad Men to be watched instantly by Netflix members starting July 27, 2011, with additional seasons (five through seven) to be added annually after they complete airing on their respective seasons on AMC; and successfully managing the Company’s various litigation.

Accordingly, for fiscal 2011, based on its review, the Compensation Committee approved a discretionary cash bonus of $400,000 (including the EBITDA bonus described above) for Mr. Levin. In addition, in connection with the change in control of the Company in June 2010, Mr. Levin received a bonus of $1 million pursuant to the terms of his employment agreement. This bonus opportunity was negotiated with Mr. Levin as part of our entering into the agreement with him in April 2006.

James Keegan

Mr. Keegan’s bonus was based on the Compensation Committee’s subjective assessment of Mr. Keegan’s performance, as well as Mr. Feltheimer’s recommendations based on his subjective assessment of Mr. Keegan’s performance, during the fiscal year. In addition to the Company’s fiscal performance noted above, the Compensation Committee also acknowledged Mr. Keegan’s contribution to, among other things, the following: the financial integration with the Company and subsequent deconsolidation of the Company’s interest in TV Guide Network; the consolidation and integration of the Company’s various joint ventures and equity interests into the Company’s business operations; the timely and efficient filing of the Company’s Quarterly Reports on Forms 10-Q and Annual Report on Form 10-K for fiscal 2011; the negotiation and consummation of various single picture financing loans throughout fiscal 2011; and consummation of various amendments to the Company’s credit facility agreements.

Accordingly, for fiscal 2011, based on its review, the Compensation Committee approved a discretionary cash bonus of $275,000 for Mr. Keegan.

Each of the cash bonuses for the Named Executive Officers described above is reflected in the “Bonus” column of the Summary Compensation Table below. Pursuant to SEC rules, the grants of restricted stock unit awards to Messrs. Feltheimer, Burns and Drake in June 2011 described above will be reported as compensation for fiscal 2012 in the compensation tables in the Company’s 2012 proxy statement.

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

Award grants to the Named Executive Officers are generally made by the Compensation Committee in connection with the executive’s entering into a new employment agreement with the Company. The Company typically does not grant equity-based awards to its executive officers at any other time. The Company has, however, granted equity-based awards in recent years to certain executive officers as part of their annual bonus.

Stock Options. In prior years, the Company has made a portion of its long-term incentive grants to the Named Executive Officers in the form of stock options, with an exercise price that is equal to the closing price of our common shares on the date of grant. Thus, the Named Executive Officers will only realize value on their stock options if our shareholders realize value on their shares. The stock options also function as a retention incentive for our executives as they vest ratably over a certain period, generally four years, after the date of grant.

The Company did not grant any stock options to the Named Executive Officers in fiscal 2011.

Share Appreciation Rights. The Company has also in past years made a portion of its long-term incentive grants to the Named Executive Officers in the form of SARs. Upon exercise of a SAR, the holder receives a cash payment equal to the excess, if any, of the fair market value of our common shares on the date of exercise of the SAR over the base price of the SAR. Because the base price of the SAR is equal to the closing price of our common shares on the grant date, SARs provide the same incentives as stock options because the holder will only realize value on their SARs if our share price increases after the date of grant. The SARs also function as a retention incentive for our executives as they vest ratably over a certain period after the date of grant.

The Company did not grant any SARs to the Named Executive Officers in fiscal 2011.

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

In June 2010, the Company granted 100,000 time-based restricted share units (subject to a three-year vesting schedule) for Mr. Keegan as part of his fiscal 2010 annual incentive bonus. As noted above, the Compensation Committee considers it appropriate in certain circumstances to award a portion of an executive’s bonus in the form of an equity award that vests over a period of years to provide the executive with an additional retention incentive and to help further align the executive’s interests with those of our shareholders.

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

Michael Burns

For outstanding performance-based restricted share units previously granted to Mr. Burns that were eligible to vest for fiscal 2011, the Compensation Committee selected the following performance criteria to determine the number of these units that would vest for the applicable twelve-month performance period:

•	assessing whether deals or acquisitions are accretive, by examining post-transaction multiples or results, as the case may be;
•	stock price in comparison to the market and other media companies;
•	annual revenue growth;
•	growth of the Company’s core library asset;
•	performance of acquisitions over time and their value-added nature (including, but not limited to, broadcasting and digital initiatives);
•	free cash flow levels or EBITDA (as defined), when appropriate;
•	cash management and management of cost of capital;
•	achieving pre-tax net income targets, adjusting for growth opportunities;
•	return on equity and gross margin, whenever comparables are appropriate, in order to assess the Company’s marketplace performance versus those measures at every year end;
•	appropriate capital market raises at parent or subsidiary levels; and
•	any other information that may be deemed appropriate.

The Compensation Committee did not assign any particular weight to any of the foregoing criteria or establish any particular performance targets for these measures. Instead, the Compensation Committee used these criteria as reference points in making its subjective assessment of the performance of the Company and the individual executives during the fiscal year. In reviewing such criteria, the Compensation Committee also acknowledged, among other things, the contributions of Mr. Burns cited above under the heading “Annual Incentive Plans.”

Accordingly, for fiscal 2011, based on its review, the Compensation Committee approved the vesting of 45,714 performance-based restricted share units for Mr. Burns.

For more information on the equity-based awards granted to the Named Executive Officers during fiscal 2011, see the Grants of Plan-Based Awards table and accompanying narrative below.

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

The Company also believes that the occurrence, or potential occurrence, of a change in control transaction will create uncertainty regarding the continued employment of our executive officers. This uncertainty results from the fact that many change in control transactions result in significant organizational changes, particularly at the senior executive level. In order to encourage our executive officers to remain employed with the Company during an important time when their prospects for continued employment following the transaction are often uncertain, we provide certain Named Executive Officers with enhanced severance benefits if their employment is terminated by the Company without cause or, in certain cases, by the executive in connection with a change in control. We believe that such enhanced severance benefits the Company and the shareholders by incentivizing the executives to be receptive to potential transactions that are in the best interest of shareholders even if the executives face great personal uncertainty in the change of control context.

Under their respective employment agreements, certain of the Named Executive Officers would be entitled to accelerated vesting of certain of their outstanding equity awards automatically on a change in control of the Company. As noted below, a change in control of the Company occurred in June 2010, and certain then-outstanding equity awards held by the Named Executive Officers became fully vested at that time. Please see the Option Exercises and Stock Vested table and the Potential Payments upon Termination or Change in Control section below for additional information on the Named Executive Officers’ rights to accelerated vesting in connection with a change in control and the value of the awards that accelerated in June 2010.

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
Frank Giustra
Mark H. Rachesky, M.D.

Company’s Compensation Policies and Practices Relating To Risk Management

The Compensation Committee has reviewed the design and operation of the Company’s current compensation structures and policies as they pertain to risk and has determined that the Company’s compensation programs do not create or encourage the taking of risks that are reasonably likely to have a material adverse effect on the Company.

Compensation Committee Interlocks and Insider Participation

Messrs. Evrensel, Ludwig and Simm were members of the Compensation Committee from April 2010 until February 2011. On February 4, 2011, Messrs. Giustra and Rachesky replaced Messrs. Ludwig and Simm as members of the Compensation Committee. No member who served on the Compensation Committee at any time during fiscal 2011 is or has been a former or current executive officer of the Company or had any relationships requiring disclosure by the Company under the SEC’s rules requiring disclosure of certain relationships and related-party transactions. None of the Company’s executive officers served as a director or a member of a compensation committee (or other committee serving an equivalent function) of any other entity, the executive officers of which served as a director or member of the Compensation Committee during the fiscal year ended March 31, 2011.

Summary Compensation Table

The Summary Compensation table below quantifies the value of the different forms of compensation earned by or awarded to the Named Executive Officers for the 2011 fiscal year. The primary elements of each Named Executive Officer’s total compensation reported in the table are base salary, an annual bonus, and long-term equity incentives consisting of stock options, restricted share units and SARs, as applicable. The Named Executive Officers also received the other benefits listed in column (i) of the Summary Compensation table, as further described in footnote 3 to the table.

The Summary Compensation table should be read in conjunction with the tables and narrative descriptions that follow. The Grants of Plan-Based Awards table, and the accompanying description of the material terms of equity awards granted in fiscal 2011, provide information regarding the long-term equity incentives awarded to the Named Executive Officers in fiscal 2011. The Outstanding Equity Awards at Fiscal Year End and Option Exercises and Stock Vested tables provide further information on the Named Executive Officers’ potential realizable value and actual value realized with respect to their equity awards.

SUMMARY COMPENSATION — FISCAL 2009, 2010 AND 2011

Name and Principal Position (a)	Fiscal Year (b)	Salary ($) (c)	Bonus ($)(1) (d)	Stock Awards ($)(2) (e)		Option Awards ($)(2) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($)(3) (i)	Total ($) (j)
Jon Feltheimer	2011	1,200,000	1,900,000	4,762,783	(4)	0	0	0	43,732	7,906,515
Co-Chairman and Chief Executive Officer	2010	1,200,000	1,950,000	412,800		0	0	0	83,377	3,646,177
	2009	1,200,000	437,500	6,046,422		0	0	0	98,078	7,782,000

Michael Burns	2011	939,487	1,400,000	329,598	(4)	0	0	0	16,555	2,685,640
Vice Chairman	2010	925,000	1,450,000	5,316,335		0	0	0	17,294	7,708,629
	2009	844,792	312,500	1,711,769		0	0	0	17,552	2,886,613

Joseph Drake	2011	850,000	400,000	732,900	(4)	0	0	0	3,223	1,986,123
Co-Chief Operating Officer and President, Motion Picture Group	2010	850,000	785,285	465,275		0	0	0	3,962	2,104,522
	2009	850,000	0	655,200		0	0	0	4,220	1,509,420

James Keegan	2011	475,000	275,000	708,000		0	0	0	3,223	1,461,223
Chief Financial Officer	2010	473,958	275,000	0		0	0	0	3,827	752,785
	2009	448,958	112,500	327,000		0	0	0	4,025	892,483

Wayne Levin	2011	750,000	1,400,000	1,009,500	(4)	0	0	0	3,223	3,162,723
General Counsel and Executive Vice President, Corporate Operations

(1)	For a description of the performance criteria and other factors used to determine these bonus amounts, see Compensation Discussion and Analysis above and the description of each Named Executive Officer’s employment agreement with the Company under Description of Employment Agreements — Salary and Bonus Amounts below.
(2)	The amounts reported in columns (e) and (f) reflect the fair value of these awards on the grant date as determined under the principles used to calculate the value of equity awards for purposes of the Company’s financial statements. For a discussion of the assumptions and methodologies used to calculate the amounts referred to above, please see the discussion of stock awards and option awards contained in Note 16 to the Company’s Audited Consolidated Financial Statements, included as part of the Company’s 2011 Annual Reports filed on Form 10-K filed with the SEC on May 31, 2011. With respect to performance-based stock awards, these awards have been included in this column based on the probable outcome (as of the grant date) of the performance-based conditions applicable to the awards, as determined under generally accepted accounting principles. The same amounts would have been included in this column for these awards if they had been reported assuming the highest level of performance conditions had been achieved.

(3)	The following table outlines the amounts included in All Other Compensation in column (i) of the Summary Compensation table for the Named Executive Officers in fiscal 2011:

Name	Year	401(k) Contribution	Term Life Insurance Premiums (a)	Automobile Allowance	Miscellaneous (b)	Tax Payments for Disability Benefits	Total
Jon Feltheimer	2011	$1,000	$3,570	—	$38,319	$843	$43,732

Michael Burns	2011	$1,000	$1,380	$13,332	—	$843	$16,555

Joseph Drake	2011	$1,000	$1,380	—	—	$843	$3,223

James Keegan	2011	$1,000	$1,380	—	—	$843	$3,223

Wayne Levin	2011	$1,000	$1,380	—	—	$843	$3,223

(a)	The Company is not the beneficiary of the life insurance policies, and the premiums that the Company pays are taxable as income to the applicable officer. This insurance is not split-dollar life insurance.
(b)	For Mr. Feltheimer, the amount in this column for fiscal 2011 includes $23,882 in club membership dues and $14,437 in incremental costs for the personal use of the Company-leased aircraft (net of approximately $73,468 reimbursed to the Company by Mr. Feltheimer). Personal use of the aircraft is valued using an incremental cost method that takes into account variable cost per flight hour, as well as other direct operating costs to the Company, including fuel costs, crew fees and travel expenses, trip-related repairs and maintenance, landing fees and other direct operating costs. Incremental costs do not include certain fixed costs that do not change based on usage (e.g., maintenance not related to personal trips, flight crew salaries and depreciation).
(4)	As described in footnotes 2 and 3 in the Grants of Plan Based Awards – Fiscal 2011 table below, these include awards of restricted share units that were granted as well as became then granted, accelerated, and fully vested upon a change in control of the Company that occurred in June 2010.

Description of Employment Agreements - Salary and Bonus Amounts

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

Michael Burns. We entered into an employment agreement with Mr. Burns effective September 1, 2006, as amended on September 22, 2008 and November 2, 2009. The agreement provides that Mr. Burns will serve as our Vice Chairman for a term that ends September 1, 2013. Mr. Burns’ annual base salary under the agreement was $925,000 through September 1, 2010, and increased to $950,000 from September 2, 2010 through September 1, 2013. Mr. Burns is entitled to an annual discretionary bonus, recommended by our Chief Executive Officer and determined by the Compensation Committee, based on certain criteria set forth in the agreement, with an informal target bonus of 100% of his base salary. In addition, Mr. Burns will be entitled to receive a stock price bonus of $600,000 if the volume-weighted average of our median stock price exceeds $13.00, $16.00 or $19.00 for a period of six consecutive months (for a maximum total bonus of $1,800,000 if all three stock price values are met). The agreement also provides for Mr. Burns to participate in the Company’s usual benefit programs for senior executives.

Joseph Drake. We entered into an employment agreement with Mr. Drake effective September 10, 2007. The agreement provides that Mr. Drake will serve as our Co-Chief Operating Officer and President, Motion Picture Group, for a term that ends September 10, 2012. Mr. Drake’s annual base salary under the agreement is $850,000. Mr. Drake is entitled to a discretionary annual performance bonus. In addition, Mr. Drake is entitled to receive an annual bonus of either 12% or 23.5% of his annual base salary if the Company attains 105% or 115%, respectively, of an EBITDA target established by the Company for the applicable fiscal year. The agreement also provides for Mr. Drake to participate in the Company’s usual benefit programs for its employees.

Wayne Levin. We entered into an amended and restated employment agreement with Mr. Levin on April 6, 2009, to continue to serve as our General Counsel and Executive Vice President, Corporate Operations, for a term that ends March 31, 2013. Mr. Levin’s annual base salary under the agreement is $750,000. Mr. Levin is entitled to a discretionary annual performance bonus. In addition, Mr. Levin is entitled to receive: (1) an annual bonus of 25% of his base salary based upon certain performance goals established for each fiscal year; and (2) an annual bonus of 25% of his base salary based upon our EBITDA relative to a target established for the fiscal year (on terms that are not less favorable with respect to the definition of EBITDA, the EBITDA target and the percentages of base salary payable at various levels of EBITDA performance than those applicable to any other individual entitled to receive an EBITDA-based bonus for that fiscal year). The agreement also provides for Mr. Levin to participate in the Company’s usual benefit programs for its employees.

James Keegan. We entered into an employment agreement with Mr. Keegan on January 14, 2009, to continue to serve as our Chief Financial Officer for a term commencing April 16, 2009 and ending April 15, 2012. Pursuant to the agreement, Mr. Keegan will receive an annual base salary of $475,000. Mr. Keegan is also entitled to annual performance bonuses at the full discretion of our Chief Executive Officer, in consultation with the Compensation Committee, and to participate in the Company’s usual benefit programs for its employees.

Grants of Plan-Based Awards

The following table presents information regarding the equity incentive awards granted to the Named Executive Officers during fiscal 2011. Each of these awards was granted under the Lions Gate Entertainment Corp. 2004 Performance Incentive Plan (the “2004 Plan”).

GRANTS OF PLAN-BASED AWARDS — FISCAL 2011

Name (a)	Grant Date (b)	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards				All Other Stock Awards: Number of Shares of Stock or		All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option	Grant Date Fair Value of Stock and Option
		Threshold ($) (c)	Target ($) (d)	Maximum ($) (e)	Threshold (#) (f)	Target (#) (g)		Maximum (#) (h)	Units (#) (i)		Options (#) (j)	Awards ($/Sh) (k)	Awards ($)(1) (l)
Jon Feltheimer	4/1/2010	—	—	—	—	—		—	80,000	(2)	—	—	500,000
	6/30/2010	—	—	—	—	—		—	610,714	(3)	—	—	4,262,783

Michael Burns	9/1/2010	—	—	—	—	45,714	(4)	—	—		—	—	329,598

Joseph Drake	6/30/2010	—	—	—	—	—		—	105,000	(3)	—	—	732,900

James Keegan	6/3/2010	—	—	—	—	—		—	100,000		—	—	708,000

Wayne Levin	4/6/2010	—	—	—	—	—		—	50,000	(2)	—	—	311,500
	6/30/2010	—	—	—	—	—		—	100,000	(3)	—	—	698,000

(1)	The amounts reported in column (l) reflect the fair value of these awards on the grant date as determined under the principles used to calculate the value of equity awards for purposes of the Company’s financial statements. For a discussion of the assumptions and methodologies used to value the awards reported in column (l), please see footnote (2) to the Summary Compensation table.
(2)	Each of these entries represents an award of restricted share units that accelerated and became fully vested upon a change in control of the Company that occurred in June 2010 (as described below).
(3)	Each of these entries represents an award of restricted share units that became then granted, accelerated, and fully vested upon a change in control of the Company that occurred in June 2010.

(4)	As described in the Compensation Discussion and Analysis above, the vesting of the restricted stock units covered by this award is subject to the achievement of certain performance criteria during each of the 12-month performance periods covered by the award, with such criteria being established at the beginning of each such 12-month period. For accounting purposes, each annual installment of the award is treated as a separate grant and, accordingly, the table above presents the portion of each award that was eligible to vest based on performance during the 12-month period commencing on the grant date.

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

As described below under Potential Payments upon Termination or Change in Control, certain equity awards granted to the Named Executive Officers are subject to accelerated vesting under the terms of their respective employment agreements in the event of a change in control of the Company and/or the termination of their employment under certain circumstances.

Restricted Share Units

Column (i) in the table above reports awards of time-based and performance-based restricted share units granted to the Named Executive Officers during fiscal 2011 or that accelerated and immediately vested upon a change of control of the Company in June 2010. Each restricted share unit represents a contractual right to receive one of our common shares. The Named Executive Officer does not have the right to vote or dispose of the restricted share units, but does have the right to receive cash payments as dividend equivalents based on the amount of dividends (if any) paid by the Company during the term of the award on a number of shares equal to the number of outstanding and unpaid restricted share units then subject to the award. Such payments are made at the same time the related dividends are paid to the Company’s shareholders generally.

Time-Based Units. For Mr. Keegan, column (i) in the table above reports an award of restricted share units granted in fiscal 2011 that is subject to time-based vesting requirements. These restricted share units are subject to a three-year vesting schedule provided that, in each case, Mr. Keegan continues to be employed with the Company through the vesting date. See the footnotes to the Outstanding Equity Awards at Fiscal 2011 Year-End table below for more information on the specific vesting dates of this award.

Performance-Based Units. For Mr. Burns, column (g) of the table above reports an award of restricted share units previously granted to Mr. Burns that is eligible to vest based on Mr. Burns’ and the Company’s performance over a specified period of time relative to certain pre-established goals. Up to one-third of the total number of restricted share units subject to the award are eligible to vest during each of the three 12-month performance periods covered by the award. In general, the number of restricted share units that vest each year is determined based on Mr. Burns’ and the Company’s performance during the applicable year, but the Compensation Committee has discretion to provide that the units may vest even if the performance goals are not met or that any units that do not vest based on Mr. Burns’ and the Company’s performance for a particular year will be eligible to vest based on Mr. Burns’ and the Company’s performance in a subsequent year. As noted above, each of these awards is treated as three separate annual awards for accounting purposes and, accordingly, only the units eligible to vest based on the Company’s performance for fiscal 2011 are reflected in the table above.

Accelerated Awards. For Messrs. Feltheimer, Drake and Levin, column (i) in the table above reports awards of time-based and performance-based restricted share units granted to the Named Executive Officers that, as described in footnote (2) above, had grant dates for accounting purposes occurring in fiscal 2012 or later and, accelerated and immediately vested upon a change of control of the Company in June 2010.

For more information on each of the foregoing awards, please see the Compensation Discussion and Analysis above.

Outstanding Equity Awards

The following table presents information regarding the outstanding equity awards held by each of the Named Executive Officers as of March 31, 2011, including the vesting dates for the portions of these awards that had not vested as of that date.

OUTSTANDING EQUITY AWARDS AT FISCAL 2011 YEAR-END

	Option Awards						Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)		Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)		Market Value of Shares or Units of Stock That Have Not Vested ($)(1) (h)		Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(1) (j)
Jon Feltheimer	1,050,000		—	—	10.04	9/20/2016	—		—		—		—
	—		—	—	—	—	487,556	(2)	3,047,222	(2)	—		—

Michael Burns	1,050,000		—	—	9.31	9/11/2016	—		—		—		—
	—		—	—	—	—	—		—		45,714	(3)	285,713
	—		—	—	—	—	315,333	(4)	1,970,833	(4)	—		—

Joseph Drake	500,000		—	—	9.22	9/10/2017	—		—		—		—
	—		—	—	—	—	13,333	(5)	83,331		—		—

James Keegan	—		—	—	—	—	120,000	(6)	750,000		—		—

Wayne Levin	700,000	(7)	—	—	5.17	4/6/2014	—		—		—		—

(1)	The dollar amounts shown in columns (h) and (j) are determined by multiplying the number of shares or units reported in columns (g) and (i), respectively, by $6.25, the closing price of our common shares on March 31, 2011 (the last trading day of fiscal 2011).
(2)	As per the terms of an amendment to employment agreement dated October 8, 2008, Mr. Feltheimer has the right to receive, on the first day following each three month anniversary of October 8, 2008 that occurs during the term of the agreement and subject to regulatory approval, if required, a number of our common shares equivalent to $250,000, calculated using the closing price of our common shares on the last trading day immediately prior to the respective quarterly issuance date. The amount reported in column (g) represents the projected number of our common shares that would be delivered through the remainder of the term based on the $6.25 closing price of our common shares on March 31, 2011, and the amount reported in column (h) represents the value of such award through the remaining term of the agreement.
(3)	Of these performance-based share units, 45,714 are eligible to vest on September 1, 2011, based on Mr. Burns’ and the Company’s performance for the respective 12-month period ending on that date.
(4)	As per the terms of an amendment to employment agreement dated November 2, 2009, Mr. Burns has the right to receive, on the first day following each three month anniversary of November 2, 2009 that occurs during the term of the agreement and subject to regulatory approval, if required, a number of our common shares equivalent to $187,500, calculated using the closing price of our common shares on the last trading day immediately prior to the respective quarterly issuance date. The amount reported in column (g) represents the projected number of our common shares that would be delivered through the remainder of the term based on the $6.25 closing price of our common shares on March 31, 2011, and the amount reported in column (h) represents the value of such award through the remaining term of the agreement.

(5)	These units are scheduled to vest in two equal installments on August 6, 2011 and August 6, 2012.
(6)	Of these time-based share units, 20,000 are scheduled to vest on February 5, 2012, and 100,000 are scheduled to vest in three equal installments on June 3, 2011, June 3, 2012 and June 3, 2013.
(7)	Represents an award of share appreciation rights that are payable in cash upon exercise.

Option Exercises and Stock Vested

The following table presents information regarding the exercise of stock options by the Named Executive Officers during fiscal 2011 and on the vesting during fiscal 2011 of other stock awards previously granted to the Named Executive Officers.

OPTION EXERCISES AND STOCK VESTED — FISCAL 2011

	Option Awards		Stock Awards
Name (a)	Number of Shares Acquired on Exercise (#) (b)	Value Realized on Exercise ($)(1) (c)	Number of Shares Acquired on Vesting (#) (d)		Value Realized on Vesting ($)(1) (e)
Jon Feltheimer	—	—	1,079,475	(2)	7,467,585
Michael Burns	—	—	848,447	(2)	5,932,417
Joseph Drake	—	—	426,667	(2)	2,975,869
James Keegan	—	—	20,000		123,200
Wayne Levin	—	—	401,667	(2)	2,727,636

(1)	Except as otherwise noted below, the dollar amounts shown in column (c) above for option awards are determined by multiplying (i) the number of our common shares to which the exercise of the option related, by (ii) the difference between the per-share closing price of our common shares on the date of exercise and the exercise price of the options. The dollar amounts shown in column (e) above for stock awards are determined by multiplying the number of shares or units, as applicable, that vested by the per-share closing price of our common shares on the vesting date.
(2)	Each of these entries include awards of restricted share units that were accelerated and fully vested upon a change in control of the Company that occurred in June 2010 (as described below).

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

In June 2010, a change in control of the Company occurred as a result of Carl Icahn and affiliated entities, shareholders of the Company, becoming the beneficial owners, directly or indirectly, of securities representing 33% or more of then outstanding common shares of the Company. As a result, the then-outstanding equity awards held by Messrs. Feltheimer, Burns, Drake and Levin accelerated on that date pursuant to their respective employment agreements as described below.

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

Severance Benefits — Termination of Employment in Connection with Change in Control. In the event Mr. Drake’s employment is terminated by the Company within cause or by Mr. Drake for good reason within six months of the date of a change in control (as defined in the employment agreement), Mr. Drake would be entitled to (i) payment of each EBITDA bonus that would have been earned through the conclusion of the term as if the employment agreement had not been terminated and (ii) severance pay equal to the greater of continued payment of 50% of his base salary under the employment agreement for the remainder of the term or $1,700,000.

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

Wayne Levin

Severance Benefits — Termination of Employment. In the event Mr. Levin’s employment is terminated during the employment term by the Company without cause or by Mr. Levin for good reason (as those terms are defined in Mr. Levin’s employment agreement), Mr. Levin will be entitled to severance payment equal to 50% (without cause) or 100% (for good reason) of the present value of his base salary for the remainder of the term of his employment agreement. In addition, stock options and time-based restricted share units and SARs granted to Mr. Levin pursuant to his employment agreement, along with the next installment of his performance-based restricted share units and SARs scheduled to vest following the date of termination, will become fully vested, to the extent then outstanding and not otherwise vested. Additionally, Mr. Levin would be entitled to a pro-rated discretionary bonus for the portion of the year employed.

Change in Control Benefits. Upon a change in control of the Company (as defined in Mr. Levin’s employment agreement), stock options, time-based restricted share units and SARs granted to Mr. Levin pursuant to his employment agreement, along with the next installment of his performance-based restricted share units and SARs scheduled to vest following the date of the change in control, will become fully vested, to the extent then outstanding and not otherwise vested.

Severance Benefits — Termination of Employment in Connection with Change in Control. In the event Mr. Levin’s employment is terminated by the Company for any reason other than cause or by Mr. Levin for good reason in connection with a change in control (as those terms are defined in Mr. Levin’s employment agreement), Mr. Levin would be entitled to severance pay equal to his base salary for the remainder of the employment period.

Severance Benefits — Death. In the event Mr. Levin’s employment is terminated during the employment term due to his death, his estate would be entitled to receive all accrued but unpaid base salary and the stock options, restricted share units and SARs granted to Mr. Levin pursuant to his employment agreement will become fully vested, to the extent then outstanding and not otherwise vested.

James Keegan

Severance Benefits — Termination of Employment. In the event Mr. Keegan’s employment is terminated during the employment term by the Company without cause (as defined in Mr. Keegan’s employment agreement), Mr. Keegan will be entitled to receive a severance payment equal to 50% of the present value of his base salary for the remainder of the term of his employment agreement.

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

Estimated Severance and Change in Control Benefits

The following present the estimated amount of the benefits that each of the Named Executive Officers would have been entitled to have, had his employment terminated under the circumstances described in the preceding paragraphs on March 31, 2011.

Severance Benefits. The following chart presents our estimate of the amount of the dollar value of the benefits each of the Named Executive Officers would have been entitled to have, had his employment terminated under the circumstances described above (other than in connection with a change in control of the Company) on March 31, 2011:

	Termination by the Company Without Cause (1)			Termination Due to Executive’s Death
Name	Cash Severance	Continuation of Benefits	Equity Acceleration (2)	Equity Acceleration (2)
Jon Feltheimer	$3,600,000	$68,350	$1,908,481	$1,908,481
Michael Burns	$1,147,917	—	$1,239,956	$1,239,956
Joseph Drake	$684,521	—	—	—
James Keegan	$247,396	—	$625,000	—
Wayne Levin	$750,000	—	—	—

(1)	As described above, Messrs. Feltheimer, Drake and Levin would also be entitled to these benefits pursuant to their respective employment agreements if their employment is terminated for good reason.
(2)	These columns report the intrinsic value of the unvested portions of each executive’s awards that would accelerate in the circumstances. For options and SARs, this value is calculated by multiplying the amount (if any) by which the closing price of our common shares on the last trading day of the fiscal year exceeds the exercise price or base price of the award by the number of shares subject to the accelerated portion of the award. For restricted share unit awards, this value is calculated by multiplying the closing price of our common shares on the last trading day of the fiscal year by the number of units subject to the accelerated portion of the award.

Change in Control Benefits. The following chart presents our estimate of the dollar value of the amount of the benefits to which each of the Named Executive Officers would have been entitled to receive had a change in control of the Company occurred on March 31, 2011 (and, as applicable, the executive’s employment with us had terminated under the circumstances described above on such date):

Name	Cash Severance (1)	Equity Acceleration (2)	Section 280G Gross-Up
Jon Feltheimer	$6,100,000	$1,908,481	$150,000	(3)
Michael Burns	$2,295,833	$1,239,956	—
Joseph Drake	$1,822,055	—	—
James Keegan	—	$625,000	—
Wayne Levin	$2,500,000	—	—

(1)	As described above, these severance amounts are payable if the executive’s employment is terminated by the Company without cause in connection with a change in control. Pursuant to their employment agreements, Mr. Feltheimer and Mr. Burns would also be entitled to a cash severance payment if they voluntarily terminated employment within a specified period following a change in control (although the amount of the benefit in Mr. Feltheimer’s case would be limited to $2,500,000).
(2)	See footnote (2) to the table above for the determination of equity acceleration value.
(3)	See the description of the Section 280G provisions of Mr. Feltheimer’s employment agreement above. This figure represents the maximum amount of the Section 280G gross-up payment to which Mr. Feltheimer would be entitled in any circumstances under his employment agreement.

Director Compensation

The Compensation Committee reviews and makes recommendations to the Board with respect to compensation of the Board and committee members. Directors who are employees of the Company receive no compensation for service as members of the Board. Directors who are not also our employees (“Non-Employee Directors”) are entitled to receive an annual retainer of $40,000 and an additional retainer of $15,000 if such director acts as Chairman of the Audit Committee, or $10,000 if such director acts as Chairman of the Compensation Committee, the Nominating and Corporate Governance Committee or the Strategic Advisory Committee. The non-employee Co-Chairman of the Board is entitled to receive an additional annual retainer of $52,000. In addition, each Non-Employee Director is entitled to receive a fee of $1,400 for each meeting of the Board or any committee thereof that the director attends in person, via teleconference or via videoconference.

Additionally, in May 2010, the Compensation Committee engaged Mercer to conduct an assessment of market practices for special committee compensation. For its assessment, Mercer utilized its proprietary board of director compensation database to analyze typical compensation structures for special committees, highlighting companies based on revenue between $750 million and $5 billion, companies that had established temporary special committees to address critical issues and companies with significant committee activity. Based on this assessment, for their services on the Special Committee of the Board (the “Special Committee”) which was formed by the Board in March 2009 and reconfirmed in February 2010, each member earned a fee of $10,000 per month and received a one-time fee of $10,000 (other than the Chairman) in October 2010. Additionally, Mr. Ludwig, as Chairman of the Special Committee, received an additional one-time fee of $60,000 in October 2010.

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

Non-Employee Directors are also granted 12,500 restricted share units upon first being elected or appointed to the Board and an additional 12,500 restricted share units after five years of service on the Board. The restricted share units vest in annual installments over three years following the date of grant and are paid upon vesting in an equivalent number of our common shares. We require that Non-Employee Directors maintain an ownership position in the Company of at least $100,000 of our common shares, with new directors having three years from their initial election to the Board to reach this ownership threshold.

Pursuant to our policies, we also reimburse our directors for reasonable expenses incurred in the performance of their duties, including reimbursement for air travel and hotel expenses.

The following table presents information regarding compensation paid to each of our Non-Employee Directors for services rendered during fiscal 2011. Compensation paid to Messrs. Feltheimer and Burns, each of whom is also employed by us, is presented in the Summary Compensation table and the related explanatory tables.

DIRECTOR COMPENSATION — FISCAL 2011

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)(3)	Option Awards ($)(2)(3)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Norman Bacal	$69,400	$—	$—	$—	$—	$—	$69,400
Arthur Evrensel	$94,800	$—	$—	$—	$—	$—	$94,800
Frank Giustra (4)	$16,023	$83,000	$—	$—	$—	$—	$99,023
Morley Koffman	$209,200	$—	$—	$—	$—	$—	$209,200
Harald Ludwig	$322,253	$—	$—	$—	$—	$—	$322,253
G. Scott Paterson	$95,600	$—	$—	$—	$—	$—	$95,600
Mark H. Rachesky, M.D.	$61,147	$—	$—	$—	$—	$—	$61,147
Daryl Simm	$86,200	$—	$—	$—	$—	$—	$86,200
Hardwick Simmons	$196,400	$91,625	$—	$—	$—	$—	$288,025
Brian V. Tobin (5)	$171,177	$—	$—	$—	$—	$—	$171,177
Phyllis Yaffe	$75,000	$—	$—	$—	$—	$—	$75,000

(1)	The amounts reported in column (b) represent director annual retainer, chairman fees and meeting fees earned during fiscal 2011, paid, at the director’s election, either 50% in cash and 50% in the form of our common shares, or 100% in the form of our common shares. The value of the common shares is calculated using the average closing price of our common shares for the last five business days prior to payment. Payments of common shares are made twice a year in April and October of each year. During fiscal 2011, our Non-Employee Directors who elected to receive 50% of their retainers and fees in the form of common shares received the following number of shares: Mr. Evrensel, 6,926 shares, Mr. Koffman, 15,211 shares, Mr. Ludwig, 23,563 shares, Mr. Simm, 6,308 shares, Mr. Simmons, 14,270 shares, Mr. Tobin, 12,329 shares and Ms. Yaffe, 5,502 shares. During fiscal 2011, our Non-Employee Directors who elected to receive 100% of their retainers and fees in the form of common shares received the following number of shares: Mr. Bacal, 10,167 shares, Mr. Giustra, 2,588 shares, Mr. Paterson, 14,087 shares and Dr. Rachesky, 9,134 shares.
(2)	The amounts reported in columns (c) and (d) of the table above reflect the aggregate grant date fair value of these awards as determined under the principles used to calculate the value of equity awards for purposes of the Company’s financial statements (disregarding any estimate of forfeitures related to service-based vesting conditions). For a discussion of the assumptions and methodologies used to calculate the amounts referred to above, please see the discussion of stock awards and option awards contained in Note 16 to the Company’s Consolidated Financial Statements, included as part of the Company’s 2011 Annual Report on Form 10-K filed with the SEC on May 31, 2011 and incorporated herein by reference.

(3)	The following table presents the number of unvested stock awards held by each of our Non-Employee Directors as of March 31, 2011. No Non-Employee Directors held any outstanding option awards as of that date.

Director	Number of Unvested Shares of Restricted Share Units as of 3/31/11
Norman Bacal	8,333
Arthur Evrensel	4,167
Frank Giustra	12,500
Morley Koffman	4,167
Harald Ludwig	4,167
G. Scott Paterson	4,167
Mark H. Rachesky, M.D.	8,333
Daryl Simm	8,333
Hardwick Simmons	12,500
Brian Tobin	—
Phyllis Yaffe	8,333

Pursuant to our compensation program for Non-Employee Directors, as described above, Mr. Simmons was granted 12,500 restricted share units on September 15, 2010 as he has served on the Board for at least five years as of that date. The grant date fair value of this award was $91,625. Additionally, as a new director, Mr. Giustra was granted 12,500 restricted share units on December 14, 2010. The grant date fair value of this award was $83,000.

(4)	Mr. Giustra was elected to the Board at the 2010 Annual Meeting of Shareholders on December 14, 2010.
(5)	Mr. Tobin resigned from the Board effective December 14, 2010.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table presents certain information about beneficial ownership of our common shares as of July 25, 2011 by each person (or group of affiliated persons) who is known by us to own beneficially more than 5% of our common shares. Except as indicated in the footnotes to this table, the persons named in the table have sole voting and dispositive power with respect to all common shares shown as beneficially owned by them, subject to community property laws, where applicable.

Name of Beneficial Owner (1)	Number of Shares	Percent of Total (2)
Capital Research Global Investors (3)	12,550,000	9.1%
Carl C. Icahn (4)	44,772,451	32.6%
Mark H. Rachesky, M.D. (5)	40,243,916	29.4%

(1)	The addresses for the listed beneficial owners are as follows: Capital Research Global Investors, 333 South Hope Street, Los Angeles, California 90071; Carl C. Icahn, c/o Icahn Associates Corp., 767 Fifth Avenue, Suite 4700, New York, New York 10153; and Mark H. Rachesky, M.D. c/o MHR Fund Management LLC, 40 West 57th Street, 24th Floor, New York, NY 10019.
(2)	The percentage of total common shares owned by each person (or group of affiliated persons) is calculated by dividing: (1) the number of common shares deemed to be beneficially held by such person (or group of affiliated persons) as of July 25, 2011, as determined in accordance with Rule 13d-3 under the Exchange Act by (2) the sum of (A) 137,136,937 which is the number of common shares outstanding as of July 25, 2011; plus (B) the number of common shares issuable upon the exercise of options and other derivative securities, if any, exercisable as of July 25, 2011 or within 60 days thereafter, held by such person (or group of affiliated persons) (i.e., September 24, 2011).
(3)	The information is based solely on a Schedule 13G/A filed on February 11, 2011 with the SEC by Capital Research Global Investors.
(4)	The number of common shares is based solely on an Amendment No. 51 to Schedule 13D filed on December 13, 2010 with the SEC by Carl C. Icahn. The common shares are held for the account of High River Limited Partnership (“High River”), which directly beneficially owns 8,954,490 common shares, Icahn Partners LP (“Icahn Partners”), which directly beneficially owns 13,031,594 common shares, Icahn Partners Master Fund LP (“Icahn Master”), which directly beneficially owns 15,372,255 common shares, Icahn Partners Master Fund II LP (“Icahn Master II”), which directly beneficially owns 5,381,689 common shares, and Icahn Partners Master Fund III LP (“Icahn Master III”), which directly beneficially owns 2,032,423 common shares. Barberry Corp. (“Barberry”) is the sole member of Hopper Investments LLC (“Hopper”), which is the general partner of High River. Beckton Corp. (“Beckton”) is the sole stockholder of Icahn Enterprises G.P. Inc. (“Icahn Enterprises GP”), which is the general partner of Icahn Enterprises Holdings L.P. (“Icahn Enterprises Holdings”). Icahn Enterprises Holdings is the sole member of IPH GP LLC (“IPH”), which is the general partner of Icahn Capital LP (“Icahn Capital”). Icahn Capital is the general partner of each of Icahn Onshore LP (“Icahn Onshore”) and Icahn Offshore LP (“Icahn Offshore”). Icahn Onshore is the general partner of Icahn Partners. Icahn Offshore is the general partner of each of Icahn Master, Icahn Master II and Icahn Master III. Each of Barberry and Beckton is 100% owned by Mr. Icahn. As such, Mr. Icahn is in a position indirectly to determine the investment and voting decisions made by each of High River, Icahn Partners, Icahn Master, Icahn Master II and Icahn Master III. Each of Icahn Offshore, Icahn Capital, IPH, Icahn Enterprises Holdings, Icahn Enterprises GP, Beckton and Mr. Icahn may be deemed to indirectly beneficially own the common shares which each of Icahn Partners, Icahn Master, Icahn Master II and Icahn Master III owns.
(5)	The information is based solely on the information in a Form 4 filed with the SEC on April 1, 2011 by Dr. Rachesky. The shares reported therein are held for the accounts of (a) MHR Capital Partners Master Account LP, (b) MHR Capital Partners (100) LP, (c) MHR Institutional Partners II LP, (d) MHR Institutional Partners IIA LP, and (e) MHR Institutional Partners III LP. Additionally, Dr. Rachesky directly holds 18,344 shares. Includes 4,166 restricted share units vesting on or before September 24, 2011 and excludes 4,167 restricted share units, which are scheduled to vest on September 15, 2012.

Security Ownership of Management

The following table presents certain information about beneficial ownership of our common shares as of July 25, 2011 by (i) each director and executive officer, and (ii) all current directors and executive officers as a group. Except as indicated in the footnotes to this table, the persons named in the table have sole voting and dispositive power with respect to all common shares shown as beneficially owned by them, subject to community property laws, where applicable. Except for common shares in brokerage accounts, which may, from time to time (and up to a maximum of 10,000 common shares), together with other securities in the account, serve as collateral for margin loans made in such accounts, no shares reported as beneficially owned have been pledged as security for any loan or indebtedness.

Name of Beneficial Owner (1)	Number of Shares (1)	Percent of Total (2)
Norman Bacal (3)	42,142	*
Steven Beeks (4)	710,906	*
Michael Burns (5)	2,147,158	1.6%
Joseph Drake (6)	1,075,760	*
Arthur Evrensel (7)	47,527	*
Jon Feltheimer (8)	2,740,101	2.0%
Frank Giustra	101,809	*
James Keegan	65,202	*
Morley Koffman (9)	69,648	*
Wayne Levin (10)	256,879	*
Harald Ludwig (11)	122,423	*
G. Scott Paterson (12)	263,174	*
Mark H. Rachesky, M.D. (13)	40,243,916	29.4%
Daryl Simm (14)	50,722	*
Hardwick Simmons (15)	75,574	*
Phyllis Yaffe (16)	15,651	*
All executive officers and current directors as a group (16 persons)	48,028,592	35.0%

*	Less than 1%
(1)	Pursuant to Rule 13d-3(d)(1) of the Exchange Act, amount includes vested restricted share units and restricted share units vesting and options exercisable within 60 days of July 25, 2011 (i.e., September 24, 2011).
(2)	The percentage of total common shares owned by each person (or group of affiliated persons) is calculated by dividing: (1) the number of common shares deemed to be beneficially held by such person (or group of affiliated persons) as of July 25, 2011, as determined in accordance with Rule 13d-3 under the Exchange Act by (2) the sum of (A) 137,136,937 which is the number of common shares outstanding as of July 25, 2011; plus (B) the number of common shares issuable upon the exercise of options and other derivative securities, if any, exercisable as of July 25, 2011 or within 60 days thereafter, held by such person (or group of affiliated persons).
(3)	Includes 4,166 restricted share units that will vest on or before September 24, 2011.
(4)	Includes 425,000 common shares subject to options that are fully exercisable on or before September 24, 2011. Excludes 850,000 cash-based share appreciation rights with an exercise price of $5.45.
(5)	Includes 1,050,000 common shares subject to options that are fully exercisable on or before September 24, 2011.
(6)	Includes 500,000 common shares subject to options that are fully exercisable on or before September 24, 2011.
(7)	Includes 4,167 restricted share units that will vest on or before September 24, 2011.
(8)	Includes 1,050,000 common shares subject to options that are fully exercisable on or before September 24, 2011.
(9)	Includes 4,167 restricted share units that will vest on or before September 24, 2011.
(10)	Excludes 700,000 cash-based share appreciation rights with an exercise price of $5.17.
(11)	Includes 4,167 restricted share units that will vest on or before September 24, 2011.
(12)	Includes 4,167 restricted share units that will vest on or before September 24, 2011.
(13)	The information is based solely on the information in a Form 4 filed with the SEC on April 1, 2011 by Dr. Rachesky. The shares reported therein are held for the accounts of (a) MHR Capital Partners Master Account LP, (b) MHR Capital Partners (100) LP, (c) MHR Institutional Partners II LP, (d) MHR Institutional Partners IIA LP, and (e) MHR Institutional Partners III LP. Additionally, Dr. Rachesky directly holds 18,344 shares. Includes 4,166 restricted share units vesting on or before September 24, 2011 and excludes 4,167 restricted share units, which are scheduled to vest on September 15, 2012.
(14)	Includes 4,166 restricted share units that will vest on or before September 24, 2011.
(15)	Includes 4,167 restricted share units that will vest on or before September 24, 2011.
(16)	Includes 4,166 restricted share units that will vest on or before September 24, 2011.

Equity Compensation Plan Information for Fiscal 2011

We currently maintain the 2004 Plan, which has been approved by our shareholders. In addition, as described below, we granted certain equity-based awards that were not under shareholder-approved plans in connection with our acquisition of Mandate Pictures in 2007.

The following table sets forth, for each of our equity compensation plans, the number of common shares subject to outstanding options and rights, the weighted-average exercise price of outstanding options, and the number of shares remaining available for future award grants as of March 31, 2011.

Plan Category	Number of Common Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Common Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in the First Column)
Equity compensation plans approved by shareholders	5,304,090	(1)	$9.87	(2)	3,682,606	(3)
Equity compensation plans not approved by shareholders	600,000	(4)	$9.22	(4)	—

Total	5,904,090		$9.75		3,682,606

(1)	Of these shares, 2,710,000 were subject to options then outstanding under the 2004 Plan. In addition, this number includes 2,594,090 shares that were subject to outstanding stock unit awards granted under the 2004 Plan. Of these stock unit awards, 793,032 represent units subject to satisfaction of certain performance targets.
(2)	This number does not reflect the 2,594,090 shares that were subject to outstanding restricted share unit awards granted under the 2004 Plan.
(3)	All of these shares were available for award grant purposes under the 2004 Plan. The shares available under the 2004 Plan are, subject to certain other limits under that plan, generally available for any type of award authorized under the 2004 Plan including options, share appreciation rights, restricted shares, restricted share units, share bonuses and performance shares.
(4)	On September 10, 2007, pursuant to the acquisition of Mandate Pictures, Joseph Drake entered into an employment agreement with Lions Gate Films, Inc. (“LGF”), our wholly-owned subsidiary, to serve as its Co-Chief Operating Officer and President of the Motion Picture Group, and Nathan Kahane entered into an employment agreement with LGF to serve as the President of Mandate Pictures. Pursuant to the terms of his employment agreement, Mr. Drake was granted 525,000 restricted share units (payable upon vesting in an equal number of shares of our common stock) all of which have vested, and options to purchase 500,000 shares of our common stock, all of which have vested. Pursuant to the terms of his employment agreement, Mr. Kahane was granted 25,000 restricted share units (payable upon vesting in an equal number of shares of our common stock) and options to purchase 100,000 shares of our common stock, all of which have vested. The per share exercise price of each option is the closing price of our common stock on September 10, 2007, the date of grant of the options.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

The full text of the Related Person Transaction Policy is available in the Investors/Corporate Governance section on our website at www.lionsgate.com or may be obtained in print, without charge, by any shareholder upon request to our Corporate Secretary.

Relationships and Transactions

Cerulean, LLC Transactions

In December 2003 and April 2005 (as amended in May 2010), we entered into distribution agreements with Cerulean, LLC (“Cerulean”), a company in which Messrs. Feltheimer and Burns each hold a 28% interest. Under the agreements, we obtained rights to distribute certain titles in home video and television media and Cerulean is entitled to receive royalties. During the year ended March 31, 2011, the Company paid $0.1 million to Cerulean under these agreements.

Icon International, Inc. Transactions

In January 2007, we and Icon International, Inc. (“Icon”), entered into a vendor subscription agreement (the “Vendor Agreement”) with a term of five years. Icon is a company which directly reports to Omnicom Group, Inc, and Mr. Simm, is the Chairman and Chief Executive Officer of Omnicom Media Group, a division of Omnicom Group, Inc. Under the Vendor Agreement, we agreed to purchase media advertising through Icon and Icon agreed to reimburse us for certain operating expenses as follows: (1) $763,958 during the first year of the term; (2) $786,013 during the second year of the term; (3) $808,813 during the third year of the term; (4) $832,383 during the fourth year of the term; and (5) $856,750 during the fifth year of the term (collectively, the “Minimum Annual Payment Amounts”) or, at our option, we could elect that Icon reimburse us for certain operating expenses in the following amounts: (a) $1,145,936 during the first year of the term; (b) $1,179,019 during the second year of the term; (c) $1,213,219 during the third year of the term; (d) $1,248,575 during the fourth year of the term; and (e) $1,285,126 during the fifth year of the term (collectively, the “Supplemental Annual Payment Amounts”). We elected to be reimbursed for the Supplemental Annual Payment Amount for the first year of the term. In exchange, we agreed to purchase media advertising through Icon of approximately $5.6 million per year (if we elect to be reimbursed for the Minimum Annual Payment Amount) or approximately $8.4 million per year (if we elect to be reimbursed for the Supplemental Annual Payment Amount) for the five-year term. The actual amount of media advertising to be purchased is determined using a formula based upon values assigned to various types of advertising, as set forth in the Vendor Agreement. For accounting purposes, the operating expenses incurred by us will continue to be expensed in full and the reimbursements from Icon of such expenses will be treated as a discount on media advertising and will be reflected as a reduction of advertising expense as the media advertising costs are incurred by us. The Vendor Agreement may be terminated by us effective as of any Vendor Agreement year end with six months notice. During the year ended March 31, 2009, Icon paid $1.2 million to us under the Vendor Agreement. During the year ended March 31, 2011, Icon paid $1.3 million to the Company under the Vendor Agreement. During the year ended March 31, 2011, the Company incurred $7.8 million in media advertising expenses with Icon under the Vendor Agreement.

Other Transactions with Equity Method Investees

FEARnet. During the year ended March 31, 2011, we recognized $3.2 million in revenue pursuant to the five year license agreement with FEARnet, of which we own a 33.33% interest and, as of March 31, 2011, we held accounts receivable due from FEARnet pursuant to the agreement of $0.3 million.

Roadside. During the year ended March 31, 2011, we recognized $0.5 million in distribution and marketing expenses paid to Roadside Attractions, LLC (“Roadside”), an independent theatrical distribution company, in connection with the release of certain theatrical titles. During the year ended March 31, 2011, the Company made $10.4 million in participation payments to Roadside in connection with the distribution of certain theatrical titles. We hold a 43% interest in Roadside.

Break Media. During the year ended March 31, 2011, we recognized $1.6 million in interest income associated with a $9.7 million note receivable from Break Media, of which we own a 42% equity interest. See Note 8 to our audited consolidated financial statements included in the Original Filing.

EPIX. We license certain of our theatrical releases and other film and television programs to EPIX. A portion of these licenses reflecting our ownership share in the venture are eliminated through an adjustment to the equity interest loss of the venture. These profits are recognized as they are realized by the venture. During the year ended March 31, 2011, we recognized $89.4 million of revenue and $ 48.8 million of gross profit from EPIX in connection with the licensing of certain theatrical releases and other films and television programs, see Note 7 to our audited consolidated financial statements included in the Original Filing. As of March 31, 2011, we held $25.9 million of accounts receivables from EPIX. In addition, as of March 31, 2011, we had $2.4 million in deferred revenue from EPIX. EPIX is our joint venture with Viacom, Inc. Paramount Pictures Corporation and Metro-Goldwyn-Mayer Studios Inc. We own a 31.15% interest in EPIX.

TV Guide Network. We license certain films and/or television programs to TV Guide Network. A portion of the profits of these licenses reflecting our ownership share in the venture are eliminated through an adjustment to the equity interest loss of the venture. These profits are recognized as they are realized by the venture. During the year ended March 31, 2011, we recognized $14.9 million of revenue and $5.3 million of gross profit from TV Guide Network in connection with the licensing of certain films and/or television programs. Additionally, we recognized $14.1 million of income for the accretion of the dividend and discount of the mandatorily redeemable preferred stock units as equity interest income). Also, during the year ended March 31, 2011, the Company received a payout of accreted interest on the mandatorily redeemable preferred stock units of $10.2 million. As of March 31, 2011, we held $12.7 million of accounts receivables from TV Guide Network. We own a 51% interest in TV Guide Network.

Director Independence

It is the policy of the Board that a majority of directors be “independent” of the Company and of the Company’s management. For a director to be deemed “independent,” the Board shall affirmatively determine that the director has no material relationship with the Company or its affiliates or any member of the senior management of the Company or his or her affiliates. In making this determination, the Board shall apply, at a minimum and in addition to any other standards for independence established under applicable statutes and regulations, the following standards, which are available in the Investors/Corporate Governance section on our website at www.lionsgate.com and which may be amended or supplemented, from time to time:

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

Pursuant to our Corporate Governance Guidelines, the Nominating and Corporate Governance Committee undertook its annual review of director independence on June 16, 2011. The Board is set to further review and approve director independence in August 2011. During the annual review, the Nominating and Corporate Governance Committee considered transactions and relationships between each director or any member of his immediate family and the Company and its subsidiaries and affiliates, including those reported under the heading Certain Relationships and Related Transactions above. The Nominating and Corporate Governance Committee also examined transactions and relationships between directors or their affiliates and members of the Company’s senior management or their affiliates. As provided in our Corporate Governance Guidelines, the purpose of this review was to determine whether any such relationships or transactions were inconsistent with a determination that the director is “independent.” The Nominating and Corporate Governance Committee, with assistance from counsel, regularly reviews our Corporate Governance Guidelines to ensure their compliance with Canadian law and SEC and NYSE regulations. The full text of our Corporate Governance Guidelines is available on our website at www.lionsgate.com, or may be obtained in print, without charge, by any shareholder upon request to our Corporate Secretary.

As a result of this review, the Nominating and Corporate Governance Committee affirmatively determined that each of Messrs. Bacal, Evrensel, Giustra, Koffman, Ludwig, Paterson, Dr. Rachesky, Simm, Simmons and Ms. Yaffe are “independent” under our Standards for Director Independence, Canadian standards, SEC rules and regulations and the NYSE listing standards. Each of these directors meets the independence requirements adopted by the Board of Directors as set forth above and has no other material relationships with the Company that the Board of Directors, after considering all relevant facts and circumstances, believes would interfere with the exercise of independent judgment in carrying out such director’s responsibilities.

In making its determination that Messrs. Bacal and Evrensel are “independent” directors, the Board noted that Heenan Blaikie LLP, of which Messrs. Bacal and Evrensel are partners, is the Company’s outside Canadian corporate counsel. Given that neither Mr. Bacal nor Mr. Evrensel directly represented the Company in any legal matters in fiscal 2011 and the Company’s payments to Heenan Blaikie LLP for services rendered in fiscal 2011 represented less than 2% of such firm’s total consolidated gross revenues, the Board concluded that this relationship does not affect their status as “independent” directors.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

During fiscal 2010 and 2011, we retained our independent registered public accounting firm, Ernst & Young LLP, to provide services in the categories listed below. The following are the aggregate fees billed for each of the last two fiscal years for such services in the approximate amounts:

	Years Ended March 31,
	2010	2011
Audit Fees	$2,456,915	$1,855,947
Audit-Related Fees	$72,661	$46,465
Tax Fees	$711,358	$642,732
All Other Fees	$547,643	$—

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

Pursuant to the Audit Committee’s policy to pre-approve all permitted audit and non-audit services, the Audit Committee pre-approved all professional services provided by Ernst & Young LLP during fiscal 2011 and determined that the provision of non-audit services in fiscal 2011 was compatible with maintaining Ernst & Young LLP’s independence.

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

(b)	Index to Exhibits

Exhibit Number	Description of Documents

3.1(10)	Articles
3.2(48)	Notice of Articles
3.3(17)	Vertical Short Form Amalgamation Application
3.4(17)	Certificate of Amalgamation
4.1(1)	Indenture dated as of December 3, 2003 among Lions Gate Entertainment Inc., Lions Gate Entertainment Corp. and J.P. Morgan Trust Company, National Association
4.2(1)	Form of 4.875% Convertible Senior Subordinated Notes Due 2010
4.3(1)	Form of Guaranty of 4.875% Convertible Subordinated Notes Due 2010
4.4(2)	Indenture dated as of October 4, 2004 among Lions Gate Entertainment Inc., Lions Gate Entertainment Corp. and J.P. Morgan Trust Company, National Association
4.5(2)	Form of 2.9375% Convertible Senior Subordinated Notes due 2024
4.6(2)	Form of Guaranty of 2.9375% Convertible Senior Subordinated Notes due 2024
4.7(3)	Indenture dated as of February 24, 2005 among Lions Gate Entertainment Inc., Lions Gate Entertainment Corp. and J.P. Morgan Trust Company, National Association
4.8(3)	Form of 3.625% Convertible Senior Subordinated Notes due 2025
4.9(3)	Form of Guaranty of 3.625% Convertible Senior Subordinated Notes due 2025
4.10(24)	Form of Refinancing Exchange Agreement dated April 27, 2009
4.11(24)	Form of Indenture dated as of April 27, 2009 among Lions Gate Entertainment Inc., Lions Gate Entertainment Corp. and The Bank of New York Mellon Trust Company, N.A.
4.12(24)	Form of 3.625% Convertible Senior Subordinated Notes Due 2025 dated as of April 27, 2009
4.13(24)	Form of Guaranty of 3.625% Convertible Senior Subordinated Notes due 2025 dated as of April 27, 2009
4.14(35)	Rights Plan, dated as of March 12, 2010, between Lions Gate Entertainment Corp. and CIBC Mellon Trust Company, as amended and restated as of April 22, 2010 between Lions Gate Entertainment Corp. and CIBC Mellon Trust Company.
4.15(42)	Rights Plan, dated as of July 1, 2010, between Lions Gate Entertainment Corp. and CIBC Mellon Trust Company.
4.16(43)	Form of Lions Gate Entertainment Inc. 3.625% Convertible Senior Subordinated Note due 2027
4.17(44)	Form of Lions Gate Entertainment Inc. 2.9375% Convertible Senior Subordinated Note due 2026
4.18(49)	Supplemental Indenture dated May 13, 2011 among Lions Gate Entertainment Inc., Lions Gate Entertainment Corp., the subsidiary guarantors named therein and U.S. Bank National Association, as trustee.
10.1(4)*	Amended Employees’ and Directors’ Equity Incentive Plan
10.2(5)*	Form of Incentive Plan Stock Option Agreement
10.3(10)*	2004 Performance Plan Restricted Share Unit Agreement
10.4(14)*	2004 Performance Incentive Plan
10.5(10)*	Form of 2004 Performance Incentive Plan Nonqualified Stock Option Agreement
10.6(6)	Registration Rights Agreement by and among the Company, Mark Amin and Reza Amin, dated as of June 6, 2000
10.7*	Director Compensation Summary
10.8(16)*	Employment Agreement between the Company and Jon Feltheimer, dated September 20, 2006
10.9(16)*	Employment Agreement between the Company and Michael Burns, dated September 1, 2006
10.10(13)*	Employment Agreement between the Company and James Keegan, dated February 21, 2006 and entered into as of April 4, 2006
10.11(13)*	Employment Agreement between the Company and Wayne Levin, dated April 1, 2006 and entered into as of May 9, 2006
10.12(13)*	Employment Agreement between the Company and Marni Wieshofer, dated January 5, 2006 and entered into as of March 7, 2006
10.13(17)*	Employment Agreement between the Company and Steve Beeks, dated March 28, 2007 and entered into as of March 29, 2007
10.14(7)	Amended and Restated Credit, Security, Guaranty and Pledge Agreement, dated as of December 15, 2003 among Lions Gate Entertainment Corp., Lions Gate Entertainment Inc., the Guarantors referred to therein, the Lenders referred to therein, JP Morgan Chase Bank, JP Morgan Chase Bank (Toronto Branch), Fleet National Bank and BNP Paribas, dated as of December 15, 2003
10.15(1)	Amendment No. 1 to the Company’s Amended and Restated Credit, Security, Guaranty and Pledge Agreement, dated as of June 15, 2004, by and among Lions Gate Entertainment Corp., Lions Gate Entertainment Inc., the Guarantors referred to therein, the Lenders referred to therein, JP Morgan Chase Bank, JP Morgan Chase Bank (Toronto Branch), Fleet National Bank and BNP Paribas, dated as of December 15, 2003

Exhibit Number	Description of Documents
10.16(2)	Amendment No. 2 to the Amended and Restated Credit, Security, Guaranty and Pledge Agreement, dated as of September 22, 2004, by and among Lions Gate Entertainment Corp., Lions Gate Entertainment Inc., the Guarantors referred to therein, the Lenders referred to therein, JP Morgan Chase Bank, JP Morgan Chase Bank (Toronto Branch), Fleet National Bank and BNP Paribas, dated as of December 15, 2003
10.17(8)	Amendment No. 3 to the Amended and Restated Credit, Security, Guaranty and Pledge Agreement, dated as of December 31, 2004, by and among Lions Gate Entertainment Corp., Lions Gate Entertainment Inc., the Guarantors referred to therein, the Lenders referred to therein, JP Morgan Chase Bank, JP Morgan Chase Bank (Toronto Branch), Fleet National Bank and BNP Paribas, dated as of December 15, 2003
10.18(8)	Amendment No. 4 to the Amended and Restated Credit, Security, Guaranty and Pledge Agreement, dated as of February 15, 2005, by and among Lions Gate Entertainment Corp., Lions Gate Entertainment Inc., the Guarantors referred to therein, the Lenders referred to therein, JP Morgan Chase Bank, National Association, JP Morgan Chase Bank, National Association (Toronto Branch), Fleet National Bank and BNP Paribas, dated as of December 15, 2003
10.19(9)	Amendment No. 5 to the Amended and Restated Credit, Security, Guaranty and Pledge Agreement, dated as of March 31, 2005, by and among Lions Gate Entertainment Corp., Lions Gate Entertainment Inc., the Guarantors referred to therein, the Lenders referred to therein, JP Morgan Chase Bank, National Association, JP Morgan Chase Bank, National Association (Toronto Branch), Fleet National Bank and BNP Paribas, dated as of December 15, 2003
10.20(11)	Amendment No. 6 to the Amended and Restated Credit, Security, Guaranty and Pledge Agreement, dated as of June 21, 2005, by and among Lions Gate Entertainment Corp., Lions Gate Entertainment Inc., the Guarantors referred to therein, the Lenders referred to therein, JP Morgan Chase Bank, National Association, JP Morgan Chase Bank, National Association (Toronto Branch), Fleet National Bank and BNP Paribas, dated as of December 15, 2003
10.21(11)	Amendment No. 7 to the Amended and Restated Credit, Security, Guaranty and Pledge Agreement, dated as of October 17, 2005, by and among Lions Gate Entertainment Corp., Lions Gate Entertainment Inc., the Guarantors referred to therein, the Lenders referred to therein, JP Morgan Chase Bank, National Association, JP Morgan Chase Bank, National Association (Toronto Branch), Fleet National Bank and BNP Paribas, dated as of December 15, 2003
10.22(17)	Amendment No. 9 to the Amended and Restated Credit, Security, Guaranty and Pledge Agreement, dated as of April 2, 2007, by and among Lions Gate Entertainment Corp., Lions Gate Entertainment Inc., the Guarantors referred to therein, the Lenders referred to therein, JP Morgan Chase Bank, National Association, JP Morgan Chase Bank, National Association (Toronto Branch), Fleet National Bank and BNP Paribas, dated as of December 15, 2003
10.23(10)*	Amendment to January 5, 2000 Incentive Plan Stock Option Agreement between the Company and Michael Burns, dated December 11, 2001
10.24(10)*	Amendment to January 5, 2000 Incentive Plan Stock Option Agreement between the Company and Jon Feltheimer, dated December 11, 2001
10.25(10)*	Share Appreciation Rights Award Agreement between the Company and Steve Beeks, dated February 2, 2004
10.26(10)*	Clarification of Stock Appreciation Rights Award Letter for Steve Beeks, dated November 18, 2004
10.27(12)	Partnership Interest Purchase Agreement, dated December 22, 2005, by and among Lions Gate Entertainment Corp., Lions Gate Films Corp., Bosa Development Corp., and 0742102 B.C. LTD.
10.28(12)	Amendment to Partnership Interest Purchase Agreement Amendment and Removal of Conditions Precedent, January 23, 2006, by and among Lions Gate Entertainment Corp., Lions Gate Films Corp., Bosa Development Corp., and 0742102 B.C. LTD.
10.29(13)	Agreement dated as of December 6, 2005 between Lions Gate Film, Inc. and Sobini Films, with respect to the distribution rights to the motion picture entitled “The Prince and Me II.”
10.30(13)	Agreement dated as of March 24, 2005 between Lions Gate Films Inc. and Sobini Films, with respect to the distribution rights to the motion picture entitled “Streets of Legend.”
10.31(13)	Agreement dated as of December 6, 2005 between Lions Gate Films Inc. and Sobini Films, with respect to the distribution rights to the motion picture entitled “Peaceful Warrior.”
10.32(13)	Purchase Agreement dated March 17, 2006 between Lions Gate Entertainment Corp. and Icon International, Inc.
10.33(13)	Vendor Subscription Agreement dated March 17, 2006 between Lions Gate Entertainment Corp. and Icon International, Inc.
10.34(13)	Agreement, by and between Ignite, LLC and Lions Gate Films Inc., entered into June 13, 2006 and dated and effective as of March 13, 2006
10.35(15)	Right of First Refusal Agreement dated as of August 29, 2006 between Lions Gate Entertainment Corp., Sobini Films and Mark Amin.
10.36(17)+	Master Covered Picture Purchase Agreement, by and between LG Film Finance I, LLC and Lions Gate Films Inc., dated as of May 25, 2007
10.37(17)+	Master Distribution Agreement, by and between Lions Gate Films Inc. and LG Film Finance I, LLC, dated as of May 25, 2007
10.38(17)+	Limited Liability Company Agreement for LG Film Finance I, LLC, dated as of May 25, 2007
10.39(18)	Amendment No. 10 to the Amended and Restated Credit, Security, Guaranty and Pledge Agreement, dated as of August 8, 2007, by and among Lions Gate Entertainment Corp., Lions Gate Entertainment Inc., the Guarantors referred to therein, the Lenders referred to therein, JP Morgan Chase Bank, National Association, JP Morgan Chase Bank, National Association (Toronto Branch), Fleet National Bank and BNP Paribas, dated as of December 15, 2003.
10.40(19)+	Revenue Participation Purchase Agreement dated as of July 25, 2007 among Lions Gate Entertainment Inc., Lions Gate Films Inc., Lions Gate Television Inc., MQP, LLC and SGF Entertainment, Inc.

Exhibit Number	Description of Documents
10.41(19)+	Master Distribution Agreement (Film Productions) dated as of July 25, 2007 between MQP LLC and Lions Gate Films Inc.
10.42(19)+	Master Distribution Agreement (Television Productions) dated as of July 25, 2007 between MQP LLC and Lions Gate Television Inc.
10.43(20)	Purchase Agreement by and among the Sellers, Lions Gate Entertainment Corp., Lions Gate Entertainment Inc., Mandate Pictures, LLC and Joseph Drake dated September 10, 2007.
10.44(20)	Registration Rights Agreement by and among the Sellers and Lions Gate Entertainment Corp. dated September 10, 2007.
10.45(20)	Letter Agreement by and among the Sellers, Lions Gate Entertainment Corp., Lions Gate Entertainment Inc., Mandate Pictures, LLC and Joseph Drake dated September 10, 2007.
10.46(20)*	Employment Agreement by and between Lions Gate Films, Inc. and Joe Drake dated September 10, 2007
10.47(21)	Amendment No. 1 to Right of First Refusal Agreement dated as of August 29, 2006 by and among Lions Gate Entertainment Corp., Sobini Films and Mark Amin dated December 20, 2007
10.48(22)	Amendment No. 8 to the Amended and Restated Credit Facility, Security, Guaranty and Pledge Agreement, dated as of December 5, 2006, by and among Lions Gate Entertainment Corp., Lions Gate Entertainment Inc., the Guarantors referred to therein, the Lenders referred to therein, JP Morgan Chase Bank, National Association, JP Morgan Chase Bank, National Association (Toronto Branch), Fleet National Bank and BNP Paribas, dated as of December 15, 2003
10.49(22)+	First Amendment dated January 30, 2008 to Master Covered Picture Purchase Agreement by and between LG Film Finance I, LLC and Lions Gate Films, Inc. dated as of May 25, 2007
10.50(23)	Amendment No. 11 to the Amended and Restated Credit, Security, Guaranty and Pledge Agreement, dated as of April 10, 2008, by and among Lions Gate Entertainment Corp., Lions Gate Entertainment Inc., the Guarantors referred to therein, the Lenders referred to therein, JPMorgan Chase Bank, National Association (formerly known as JPMorgan Chase Bank), JP Morgan Chase Bank, National Association (Toronto Branch), Bank of America, N.A. (as successor by merger to Fleet National Bank) and BNP Paribas, dated as of December 15, 2003
10.51(25)+	Second Amended and Restated Credit, Security, Guaranty and Pledge Agreement by and among Lions Gate Entertainment Inc., Lions Gate UK Limited, Lions Gate Australia Pty Limited, the Guarantors referred to therein, the Lenders referred to therein, JPMorgan Chase Bank, N.A. and Wachovia Bank, N.A., dated of July 25, 2008
10.52(26)*	Amendment of Employment Agreement between the Company and Jon Feltheimer dated September 18, 2008
10.53(26)*	Amendment of Employment Agreement between the Company and Michael Burns dated September 22, 2008
10.54(27)*	Amendment of Employment Agreement between the Company and Jon Feltheimer dated October 8, 2008
10.55(28)	Equity Purchase Agreement dated January 5, 2009, by and among Lions Gate Entertainment, Inc., Gemstar-TV Guide International, Inc., TV Guide Entertainment Group, Inc., UV Corporation and Macrovision Solutions Corporation
10.56(29)*	Employment Agreement between the Company and James Keegan dated January 14, 2009
10.57(30)*	Amended and Restated Employment Agreement between the Company and Jon Feltheimer dated December 15, 2008
10.58(30)*	Amended and Restated Employment Agreement between the Company and Michael Burns dated December 15, 2008
10.59(30)*	Amended and Restated Employment Agreement between the Company and Steven Beeks dated December 15, 2008
10.60(30)*	Amended and Restated Employment Agreement between the Company and James Keegan dated December 15, 2008
10.61(30)*	Amended and Restated Employment Agreement between the Company and Wayne Levin dated December 15, 2008
10.62(30)	Form of Director Indemnity Agreement
10.63(31)*	Amendment of Employment Agreement between the Company and Steven Beeks dated February 6, 2009
10.64(32)*	Employment Agreement between Lions Gate Films, Inc. and Wayne Levin dated April 6, 2009
10.65(36)+	Equity Purchase Agreement between TVGN Holdings, LLC, Lionsgate Channels, Inc. and Lions Gate Entertainment Inc. dated May 28, 2009
10.66(36)+	Amended and Restated Operating Agreement of TV Guide Entertainment Group, LLC dated as of May 28, 2009
10.67(37)	Letter Agreement between Mark H. Rachesky and Lions Gate Entertainment Corp. dated July 9, 2009
10.68(38)	Registration Rights Agreement, dated as of October 22, 2009, by and among Lions Gate Entertainment Corp. and the persons listed on the signature pages thereto.
10.69(39)*	Amendment of Employment Agreement, dated as of November 2, 2009, by and between the Company and Michael Burns.
10.70(34)+	Amendment No. 1 to the Second Amended and Restated Credit, Security, Guaranty and Pledge Agreement dated as of July 25, 2008, with the guarantors and lenders referred to therein, JP Morgan ChaseBank, N.A., as administrative agent and issuing bank, and Wachovia Bank, N.A., as syndication agent.
10.71(40)	Amendment No. 2 dated as of November 24, 2009 to the Second Amended and Restated Credit, Security, Guaranty and Pledge Agreement dated as of July 25, 2008 among Lions Gate Entertainment Inc., Lions Gate UK Limited and Lions Gate Australia Pty Limited, as Borrowers, the guarantors and lenders referred to therein, JPMorgan Chase Bank, N.A., as Administrative Agent and as Issuing Bank and Wachovia Bank, N.A., as Syndication Agent.
10.72(41)+	Credit, Security, Guaranty and Pledge Agreement dated as of October 6, 2009, among Lions Gate Mandate Financing Vehicle Inc., the guarantors and lenders referred to therein, JPMorgan Chase Bank, N.A., as administrative agent and issuing bank, Union Bank, N.A., as co-administrative agent, syndication agent and joint lead arranger, and Wells Fargo Bank, National Association as documentation agent.
10.73(41)	Indenture dated as of October 21, 2009 among Lions Gate Entertainment Inc., Lions Gate Entertainment Corp., the guarantors referred to therein and U.S. Bank National Association.
10.74(41)	Pledge and Security Agreement dated as of October 21, 2009 among Lions Gate Entertainment, Inc., the grantors listed therein and U.S. Bank National Association.
10.75(41)	Intercreditor Agreement dated as of October 21, 2009 among JPMorgan Chase Bank, N.A., as administrative agent, U.S. Bank National Association, as collateral agent, Lions Gate Entertainment, Inc. and the loan parties referred to therein.
10.76(41)+	Amendment No. 1, executed on January 22, 2010 and dated as of December 31, 2009, to Credit, Security, Guaranty and Pledge Agreement dated as of October 6, 2009, among Lions Gate Mandate Financing Vehicle Inc., the guarantors and lenders referred to therein, JPMorgan Chase Bank, N.A., as administrative agent and issuing bank, Union Bank, N.A., as co-administrative agent, syndication agent and joint lead arranger, and Wells Fargo Bank, National Association as documentation agent.

Exhibit Number	Description of Documents
10.77(45)	Amendment No.3 dated as of June 22, 2010 to the Second Amended and Restated Credit, Security, Guaranty and Pledge Agreement dated as of July 25, 2008 among Lions Gate Entertainment Inc., Lions Gate UK Limited and Lions Gate Australia Pty Limited, as Borrowers, the guarantors and lenders referred to therein, JP Morgan Chase Bank, N.A., as Administrative Agent and as Issuing Bank and Wachovia Bank, N.A., as Syndication Agent
10.78(45)	Amendment No.2 dated as of June 22, 2010 to the Credit, Security, Guaranty and Pledge Agreement dated as of October 6, 2009, among Lions Gate Mandate Financing Vehicle Inc., the guarantors and lenders referred to therein, JPMorgan Chase Bank, N.A., as administrative agent and issuing bank, Union Bank, N.A., as co-administrative agent, syndication agent and joint lead arranger, and Wells Fargo Bank, National Association as documentation agent
10.79(46)	Letter, dated as of July 9, 2010, from Lions Gate Entertainment Corp. to Carl C. Icahn.
10.80(47)	Refinancing Exchange Agreement, dated July 20, 2010, by Lions Gate Entertainment Inc. and Kornitzer Capital Management, Inc.
18.1(33)	Preferability Letter dated May 30, 2008
21.1	Subsidiaries of the Company **
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm **
23.2	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm **
24.1	Power of Attorney (Contained on Signature Page) ***
31.1	Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certification of CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002
99.1	Studio 3 Partners L.L.C. Audited Financial Statements for the nine month period ended September 30, 2010 the twelve month period ended December 31, 2009 and the period from April 18, 2008 (date of inception) to December 31, 2008**
99.2	TV Guide Entertainment Group, LLC Audited Consolidated Financial Statements for the fiscal years ended March 31, 2011 and 2010**
99.3	Reconciliation of EBITDA and Adjusted EBITDA to Net Income (Loss)
101	The following materials from the Company’s Annual Report on Form 10-K for the quarter ended March 31, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Shareholder’s Equity, (iv) the Consolidated Statements of Cash Flows and (v) related notes, tagged as blocks of text.**

(1)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on October 4, 2004.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on February 25, 2005.
(4)	Incorporated by reference to the Company’s Definitive Proxy Statement dated August 13, 2001.
(5)	Incorporated by reference to the Company’s Registration Statement on Form S-2 under the Securities Act of 1933 dated April 30, 2003.
(6)	Incorporated by reference to the Company’s Registration Statement on Form F-4 under the Securities Act of 1933 dated August 18, 2000.
(7)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2003.
(8)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on February 22, 2005.
(9)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on April 14, 2005.
(10)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005 as filed on June 29, 2005.
(11)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on October 18, 2005.
(12)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2005.
(13)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006 as filed on June 14, 2006.
(14)	Incorporated by reference to the Company’s Definitive Proxy Statement dated July 28, 2006.
(15)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on September 5, 2006.
(16)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2006.
(17)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007 as filed on May 30, 2007.
(18)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on August 9, 2007.
(19)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007.
(20)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on September 10, 2007.
(21)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on December 21, 2007.
(22)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2006.
(23)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on April 11, 2008.
(24)	Incorporated by reference to the Company’s Form T-3 filed on April 20, 2009, as amended on April 22, 2009.
(25)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2008.
(26)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 23, 2008.
(27)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 14, 2008.
(28)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 9, 2009 (filed as Exhibit 10.54).
(29)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 16, 2009 (filed as Exhibit 10.55).
(30)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2008.
(31)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on February 11, 2009.
(32)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on April 10, 2009.

(33)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008 as filed on May 30, 2008.
(34)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2009 as filed on November 9, 2009.
(35)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on April 23, 2010.
(36)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2009 as filed on August 10, 2009.
(37)	Incorporated by reference as Exhibit 10.65 to the Company’s Current Report on Form 8-K as filed on July 10, 2009.
(38)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on October 23, 2009.
(39)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on November 6, 2009.
(40)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on December 1, 2009.
(41)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2009 as filed on February 9, 2010.
(42)	Incorporated by reference as Exhibit 4.1 to the Company’s Current Report on Form 8-K as filed on July 2, 2010.
(43)	Incorporated by reference as Exhibit 4.15 to the Company’s Current Report on Form 8-K as filed on July 21, 2010.
(44)	Incorporated by reference as Exhibit 4.16 to the Company’s Current Report on Form 8-K as filed on July 21, 2010.
(45)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on June 25, 2010.
(46)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on July 9, 2010.
(47)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on July 21, 2010.
(48)	Incorporated by reference as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2010 as filed on February 9, 2011.
(49)	Incorporated by reference as Exhibit 4.1 to the Company’s Current Report on Form 8-K as filed on May 13, 2011.
*	Management contract or compensatory plan or arrangement.
**	Incorporated by reference to the corresponding exhibit to the Original Filing.
+	Confidential treatment has been granted for portions of this exhibit. Portions of this document have been omitted and submitted separately to the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on July 29, 2011.

LIONS GATE ENTERTAINMENT CORP.

By:	/s/ JAMES KEEGAN
James Keegan
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates so indicated.

Signature	Title	Date

*	Director	July 29, 2011
Norman Bacal

*	Director	July 29, 2011
Michael Burns

*	Director	July 29, 2011
Arthur Evrensel

/s/ Jon Feltheimer Jon Feltheimer	Chief Executive Officer (Principal Executive Officer) and Co-Chairman of the Board of Directors	July 29, 2011

*	Director	July 29, 2011
Frank Giustra

/s/ James Keegan James Keegan	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	July 29, 2011

*	Director	July 29, 2011
Morley Koffman

*	Co-Chairman of the Board of Directors	July 29, 2011
Harald Ludwig

*	Director	July 29, 2011
G. Scott Paterson

*	Director	July 29, 2011
Mark H. Rachesky, M.D.

*	Director	July 29, 2011
Daryl Simm

*	Director	July 29, 2011
Hardwick Simmons

*	Director	July 29, 2011
Phyllis Yaffe

/s/ James Keegan James Keegan, As Attorney-in-Fact	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	July 29, 2011