Form 10-Q
period 2011-06-30
LIONS GATE ENTERTAINMENT CORP /CN/
filed 2011-08-09
CIK 929351

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at August 1, 2011
Common Shares, no par value per share	137,136,937 shares

FORWARD-LOOKING STATEMENTS

This report includes statements that are, or may deemed to be, “forward looking statements” within the meaning of Section 27A of the Securities Act, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward looking statements can be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “potential,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “forecasts,” “may,” “will,” “could,” “would” or “should” or, in each case, their negative or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this report and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, growth, strategies and the industry in which we operate.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We believe that these risks and uncertainties include, but are not limited to, those discussed under Part I, Item 1.A. “Risk Factors” found in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on May 31, 2011, which risk factors are incorporated herein by reference, as updated by the risk factors found under Part II, Item 1A. Risk Factors herein. These factors should not be construed as exhaustive and should be read with the other cautionary statements and information in our Annual Report on Form 10-K and this report.

We caution you that forward-looking statements made in this report or anywhere else are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate may differ materially and adversely from those made in or suggested by the forward looking statements contained in this report as a result of various important factors, including, but not limited to, the substantial investment of capital required to produce and market films and television series, increased costs for producing and marketing feature films and television series, budget overruns, limitations imposed by our credit facilities and notes, unpredictability of the commercial success of our motion pictures and television programming, risks related to our acquisition strategy and integration of acquired businesses, the effects of dispositions of businesses or assets, including individual films or libraries, the cost of defending our intellectual property, difficulties in integrating acquired businesses, technological changes and other trends affecting the entertainment industry, and the other risks and uncertainties discussed under Part I, Item 1.A. “Risk Factors” found in our Annual Report on Form 10-filed with the SEC on May 31, 2011, which risk factors are incorporated herein by reference, as updated by the risk factors found under Part II, Item 1A. Risk Factors herein. In addition, even if our results of operations, financial condition and liquidity, and the development of the industry in which we operate are consistent with the forward looking statements contained in this report, those results or developments may not be indicative of results or developments in subsequent periods.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

LIONS GATE ENTERTAINMENT CORP.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2011	March 31, 2011
	(Amounts in thousands,
	except share amounts)
ASSETS
Cash and cash equivalents	$111,040	$86,419
Restricted cash	19,778	43,458
Accounts receivable, net of reserve for returns and allowances of $66,151 (March 31, 2011 - $90,715) and provision for doubtful accounts of $1,488 (March 31, 2011 - $2,427)	252,319	330,624
Investment in films and television programs, net	725,578	607,757
Property and equipment, net	8,442	9,089
Equity method investments	152,762	150,585
Goodwill	239,254	239,254
Other assets	55,428	46,322
Assets held for sale	35,403	44,336

Total assets	$1,600,004	$1,557,844

LIABILITIES
Senior revolving credit facility	$—	$69,750
Senior secured second-priority notes	430,978	226,331
Accounts payable and accrued liabilities	155,130	230,989
Participations and residuals	291,363	297,482
Film obligations and production loans	298,147	326,440
Convertible senior subordinated notes and other financing obligations	94,202	110,973
Deferred revenue	176,337	150,937
Liabilities held for sale	12,427	17,396

Total liabilities	1,458,584	1,430,298

Commitments and contingencies

SHAREHOLDERS’ EQUITY

Common shares, no par value, 500,000,000 shares authorized, 137,102,540 and 136,839,445 shares issued at June 30, 2011 and March 31, 2011, respectively	644,716	643,200
Accumulated deficit	(501,982)	(514,230)
Accumulated other comprehensive loss	(1,314)	(1,424)

Total shareholders’ equity	141,420	127,546

Total liabilities and shareholders’ equity	$1,600,004	$1,557,844

See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010
	(Amounts in thousands, except per share amounts)

Revenues	$261,259	$326,584
Expenses:
Direct operating	139,358	157,581
Distribution and marketing	64,746	140,059
General and administration	27,922	64,719
Depreciation and amortization	1,234	1,603

Total expenses	233,260	363,962

Operating income (loss)	27,999	(37,378)

Other expenses (income):
Interest expense
Contractual cash based interest	11,715	10,091
Amortization of debt discount (premium) and deferred financing costs	4,620	4,452

Total interest expense	16,335	14,543
Interest and other income	(442)	(387)
Loss on extinguishment of debt	531	—

Total other expenses, net	16,424	14,156

Income (loss) before equity interests and income taxes	11,575	(51,534)
Equity interests income (loss)	1,874	(11,707)

Income (loss) before income taxes	13,449	(63,241)
Income tax provision	1,201	827

Net income (loss)	$12,248	$(64,068)

Basic Net Income (Loss) Per Common Share	$0.09	$(0.54)

Diluted Net Income (Loss) Per Common Share	$0.09	$(0.54)

Weighted average number of common shares outstanding:
Basic	137,011	118,226
Diluted	137,357	118,226

See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

				Accumulated
				Other
	Common Shares		Accumulated	Comprehensive	Comprehensive
	Number	Amount	Deficit	Loss	Income	Total
	(Amounts in thousands, except share amounts)
Balance at March 31, 2011	136,839,445	$643,200	$(514,230)	$(1,424)		$127,546
Stock based compensation, net of withholding tax obligations of $918	218,842	1,343				1,343
Issuance of common shares to directors for services	44,253	298				298
May 2011 Repurchase - reduction of equity component of October 2004 2.9375%
Notes extinguished		(125)				(125)
Comprehensive income
Net Income			12,248		$12,248	12,248
Foreign currency translation adjustments				74	74	74
Net unrealized gain on foreign exchange contracts				36	36	36

Comprehensive income					$12,358

Balance at June 30, 2011	137,102,540	$644,716	$(501,982)	$(1,314)		$141,420

See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010
	(Amounts in thousands)
Operating Activities:
Net income (loss)	$12,248	$(64,068)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation of property and equipment	1,154	1,192
Amortization of intangible assets	80	411
Amortization of films and television programs	84,983	101,211
Amortization of debt discount (premium) and deferred financing costs	4,620	4,452
Non-cash stock-based compensation	2,261	22,196
Loss on extinguishment of debt	531	—
Equity interests (income) loss	(1,874)	11,707
Changes in operating assets and liabilities:
Restricted cash	23,680	(17,071)
Accounts receivable, net	86,383	32,363
Investment in films and television programs	(201,776)	(165,905)
Other assets	2,283	2,437
Accounts payable and accrued liabilities	(81,462)	(1,542)
Participations and residuals	(5,162)	(16,361)
Film obligations	2,260	636
Deferred revenue	25,332	25,409

Net Cash Flows Used In Operating Activities	(44,459)	(62,933)

Investing Activities:
Purchases of restricted investments	—	(6,993)
Proceeds from the sale of restricted investments	—	6,995
Buy-out of the earn-out associated with the acquisition of Debmar-Mercury, LLC	—	(15,000)
Investment in equity method investees	(475)	(22,030)
Increase in loans receivable	(1,500)	—
Purchases of property and equipment	(411)	(405)

Net Cash Flows Used In Investing Activities	(2,386)	(37,433)

Financing Activities:
Tax withholding requirements on equity awards	(918)	(1,497)
Borrowings under senior revolving credit facility	95,400	243,000
Repayments of borrowings under senior revolving credit facility	(165,150)	(61,000)
Borrowings under individual production loans	48,466	13,737
Repayment of individual production loans	(78,595)	(83,146)
Production loan borrowings under Pennsylvania Regional Center credit facility	—	494
Production loan repayments under Pennsylvania Regional Center credit facility	—	(246)
Production loan borrowings under film credit facility	7,711	3,118
Production loan repayments under film credit facility	(8,536)	(419)
Change in restricted cash collateral associated with financing activities	—	(3,666)
Proceeds from sale of senior secured second-priority notes, net of deferred financing costs	192,396	—
Repurchase of convertible senior subordinated notes	(19,476)	—

Net Cash Flows Provided By Financing Activities	71,298	110,375

Net Change In Cash And Cash Equivalents	24,453	10,009
Foreign Exchange Effects on Cash	168	(683)
Cash and Cash Equivalents - Beginning Of Period	86,419	69,242

Cash and Cash Equivalents - End Of Period	$111,040	$78,568

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

The unaudited condensed consolidated financial statements have been prepared in accordance with United States (the “U.S.”) accounting principles generally accepted (“GAAP”) for interim financial information and the instructions to quarterly report on Form 10-Q under the Exchange Act, and Article 10 of Regulation S-X under the Exchange Act. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these unaudited condensed consolidated financial statements. Operating results for the three months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ended March 31, 2012. The balance sheet at March 31, 2011 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read together with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011.

Certain amounts presented for fiscal 2011 have been reclassified to conform to the fiscal 2012 presentation relating to the sale of Maple Pictures (see Note 12).

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

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update relating to the presentation of other comprehensive income. The accounting update eliminates the option to present components of other comprehensive income as part of the statement of stockholders’ equity. Instead, Companies must report comprehensive income in either a single continuous statement of comprehensive income (which would contain the current income statement presentation followed by the components of other comprehensive income and a total amount for comprehensive income), or in two separate but consecutive statements. This guidance is effective for the Company’s fiscal year beginning April 1, 2012. The Company does not expect the guidance to have a material impact on its consolidated financial statements.

In May 2011, the FASB issued an accounting standard update related to fair value measurements and disclosures to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and International Financial Reporting Standards. This guidance includes amendments that clarify the intent about the application of existing fair value measurement requirements, while other amendments change a principle or requirement for measuring fair value or for disclosing information about fair value measurements. Specifically, the guidance requires additional disclosures for fair value measurements that are based on significant unobservable inputs. The updated guidance is to be applied prospectively and is effective for the Company’s interim and annual periods beginning April 1, 2012. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

2. Restricted Cash

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

3. Investment in Films and Television Programs

	June 30, 2011	March 31, 2011
	(Amounts in thousands)
Motion Picture Segment - Theatrical and Non-Theatrical Films
Released, net of accumulated amortization	$240,163	$212,125
Acquired libraries, net of accumulated amortization	30,268	31,929
Completed and not released	42,310	47,347
In progress	243,987	170,372
In development	9,755	11,825
Product inventory	30,988	29,467

	597,471	503,065

Television Segment - Direct-to-Television Programs
Released, net of accumulated amortization	77,647	92,290
In progress	47,640	10,206
In development	2,820	2,196

	128,107	104,692

	$725,578	$607,757

The following table sets forth acquired libraries that represent titles released three years prior to the date of acquisition, and amortized over their expected revenue stream from acquisition date up to 20 years:

		Total	Remaining	Unamortized Costs	Unamortized Costs
		Amortization	Amortization	June 30,	March 31,
Acquired Library	Acquisition Date	Period	Period	2011	2011
		(In years)		(Amounts in thousands)
Trimark Holdings	October 2000	20.00	9.25	$2,740	$2,900
Artisan Entertainment	December 2003	20.00	12.50	26,861	28,348
Lionsgate UK	October 2005	20.00	14.25	667	681

Total Acquired Libraries				$30,268	$31,929

The Company expects approximately 44% of completed films and television programs, net of accumulated amortization, will be amortized during the one-year period ending June 30, 2012. Additionally, the Company expects approximately 80% of completed and released films and television programs, net of accumulated amortization and excluding acquired libraries, will be amortized during the three-year period ending June 30, 2014.

4. Equity Method Investments

The carrying amount of significant equity method investments at June 30, 2011 and March 31, 2011 were as follows:

Equity Method Investee	June 30, 2011 Ownership Percentage	June 30, 2011	March 31, 2011
		(Amounts in thousands)
Horror Entertainment, LLC (“FEARnet”)	34.5%	$2,865	$2,809
NextPoint, Inc. (“Break Media”)	42.0%	12,977	14,293
Roadside Attractions, LLC (“Roadside”)	43.0%	2,558	2,756
Studio 3 Partners, LLC (“EPIX”)	31.2%	19,460	14,664
TV Guide Network	51.0%	114,003	114,940
Tiger Gate Entertainment Limited (“Tiger Gate”)	45.9%	899	1,123

		$152,762	$150,585

Equity interests in equity method investments in our unaudited condensed consolidated statements of operations represent our portion of the income or loss of our equity method investees based on our percentage ownership and the elimination of profits on sales to equity method investees. Equity interests in equity method investments for the three months ended June 30, 2011 and 2010 were as follows (income (loss)):

Equity Method Investee	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010
	(Amounts in thousands)
Horror Entertainment, LLC (“FEARnet”)	$56	$513
NextPoint, Inc. (“Break Media”)	(1,316)	(251)
Roadside Attractions, LLC (“Roadside”)	(39)	86
Studio 3 Partners, LLC (“EPIX”)	4,796	(11,987)
TV Guide Network	(936)	(1)
Tiger Gate Entertainment Limited (“Tiger Gate”)	(687)	(67)

	$1,874	$(11,707)

Horror Entertainment, LLC. Horror Entertainment, LLC (“FEARnet”), a multiplatform programming and content service provider of horror genre films operating under the branding of “FEARnet.” The Company licenses content to FEARnet for video-on-demand and broadband exhibition. The Company is recording its share of the FEARnet results on a one quarter lag and, accordingly, during the three months ended June 30, 2011, the Company recorded its share of the income earned by FEARnet for the three months ended March 31, 2011.

NextPoint, Inc. NextPoint, Inc. (“Break Media”), an online home entertainment service provider operating under the branding of “Break Media.” The Company is recording its share of the Break Media results on a one quarter lag and, accordingly, during the three months ended June 30, 2011, the Company recorded its share of losses incurred by Break Media for the three months ended March 31, 2011.

Roadside Attractions, LLC. Roadside Attractions, LLC (“Roadside”), an independent theatrical releasing company. The Company is recording its share of the Roadside results on a one quarter lag and, accordingly, during the three months ended June 30, 2011, the Company recorded its share of losses incurred by Roadside for the three months ended March 31, 2011.

Studio 3 Partners, LLC (“EPIX”). In April 2008, the Company formed a joint venture with Viacom Inc. (“Viacom”), its Paramount Pictures unit (“Paramount Pictures”) and Metro-Goldwyn-Mayer Studios Inc. (“MGM”) to create a premium television channel and subscription video-on-demand service named “EPIX”. The Company has invested $80.4 million through September 30, 2010, and no additional amounts have been funded since. The Company is recording its share of the joint venture results on a one quarter lag and, accordingly, during the three months ended June 30, 2011, the Company recorded its share of the net income earned by the joint venture for the three months ended March 31, 2011. EPIX expects to report net income of approximately $17 million for its quarter ended June 30, 2011, of which the Company’s pro rata share will be recorded in the quarter ended September 30, 2011.

The Company licenses certain of its theatrical releases and other films and television programs to EPIX. A portion of the profits of these licenses reflecting the Company’s ownership share in the venture are eliminated through an adjustment to the equity interest income (loss) of the venture. These profits are recognized as they are realized by the venture. For the three months ended June 30,

2011, the Company recognized $35.2 million of revenue and $21.6 million of gross profit on the licensing of films to EPIX before eliminations. For the three months ended June 30, 2010, there was not a significant amount of revenue from the licensing of products to EPIX.

The following table presents summarized balance sheet data as of March 31, 2011 and December 31, 2010 for EPIX:

	March 31, 2011	December 31, 2010
	(Amounts in thousands)

Current assets	$143,856	$117,835
Non-current assets	$95,293	$89,648
Current liabilities	$104,243	$105,303
Non-current liabilities	$15,219	$6,719

The following table presents the summarized statement of operations for the three months ended March 31, 2011 and 2010 for EPIX and a reconciliation of the net income (loss) reported by EPIX to equity interest income (loss) recorded by the Company:

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
	(Amounts in thousands)

Revenues	$77,285	$295
Expenses:
Operating expenses	48,078	37,568
Selling, general and administrative expenses	5,097	5,089

Operating income (loss)	24,110	(42,363)
Interest income	3	1

Net income (loss)	$24,113	$(42,362)

Reconciliation of net income (loss) reported by EPIX to equity interest income (loss):

Net income (loss) reported by EPIX	$24,113	$(42,362)
Ownership interest in EPIX	31.15%	31.15%

Share of net income (loss)	7,511	(13,196)

Adjustments and eliminations of the Company’s share of profits on sales to EPIX	(6,560)	—
Realization of the Company’s share of profits on sales to EPIX	3,845	1,209

Total equity interest income (loss) recorded	$4,796	$(11,987)

TV Guide Network. The Company’s investment balance consists of common share units of $8.0 million and mandatorily redeemable preferred stock units of $106.0 million. On February 28, 2009, the Company purchased all of the issued and outstanding equity interests of TV Guide Network. The Company paid approximately $241.6 million for all of the equity interest of TV Guide Network. On May 28, 2009, the Company sold 49% of the Company’s interest in TV Guide Network (see Note 12).

The February 28, 2009 acquisition was accounted for as a purchase, with the results of operations of TV Guide Network included in the Company’s consolidated results from February 28, 2009 through May 27, 2009 when a portion of the entity was sold. Subsequent to the sale of TV Guide Network, and pursuant to the new accounting guidance on accounting for variable interest entities (“VIEs”) effective April 1, 2010, which the Company has retrospectively applied, the Company’s interest in TV Guide Network is being accounted for under the equity method of accounting. Accordingly, the Company’s portion of the loss incurred by TV Guide Network for the three months ended June 30, 2011 and 2010 is reflected in equity interest loss.

Investment in Mandatorily Redeemable Preferred Stock Units. The mandatorily redeemable preferred stock carries a dividend rate of 10% compounded annually and is mandatorily redeemable in May 2019 at the stated value plus the dividend return and any additional capital contributions less previous distributions. The mandatorily redeemable preferred stock units were initially recorded based on their estimated fair value, as determined using an option pricing model methodology. The mandatorily redeemable preferred stock units and the 10% dividend are being accreted up to its redemption amount over the ten-year period to the redemption date which is recorded as income within equity interest.

The Company licenses certain films and/or television programs to TV Guide Network. A portion of the profits of these licenses reflecting the Company’s ownership share in the venture are eliminated through an adjustment to the equity interest loss of the venture. These profits are recognized as they are realized by the venture. For the three months ended June 30, 2011, the Company recognized $2.9 million of revenue and $0.9 million of gross profit on the licensing of television programs to TV Guide Network before eliminations. For the three months ended June 30, 2010, there was not a significant amount of revenue from the licensing of products to TV Guide Network.

The following table presents summarized balance sheet data as of June 30, 2011 and March 31, 2011 for TV Guide Network:

	June 30, 2011	March 31, 2011
	(Amounts in thousands)

Current assets	$44,703	$43,497
Non-current assets	$259,150	$261,245
Current liabilities	$32,691	$32,126
Non-current liabilities	$39,904	$40,354
Redeemable preferred stock	$207,767	$200,724

The following table presents the summarized statement of operations for the three months ended June 30, 2011 and 2010 for TV Guide Network and a reconciliation of the net loss reported by TV Guide Network to equity interest loss recorded by the Company:

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010
	(Amounts in thousands)

Revenues	$28,260	$29,045
Expenses:
Cost of services	10,189	8,312
Selling, marketing, and general and administration	15,793	16,308
Depreciation and amortization	2,947	4,015

Operating income (loss)	(669)	410
Interest expense, net	460	410
Accretion of redeemable preferred stock units (1)	7,042	6,598

Total interest expense, net	7,502	7,008

Loss before income taxes	(8,171)	(6,598)
Income tax expense	—	2

Net loss	$(8,171)	$(6,600)

Reconciliation of net loss reported by TV Guide Network to equity interest loss:

Net loss reported by TV Guide Network	$(8,171)	$(6,600)
Ownership interest in TV Guide Network	51%	51%

Share of net loss	(4,167)	(3,366)

Accretion of dividend and interest income on redeemable preferred stock units (1)	3,592	3,365
Adjustments and eliminations of the Company’s share of profits on sales to TV Guide Network	(484)	—
Realization of the Company’s share of profits on sales to TV Guide Network	123	—

Total equity interest loss recorded	$(936)	$(1)

(1)	Accretion of mandatorily redeemable preferred stock units represents TV Guide Network’s 10% dividend and the amortization of discount on its mandatorily redeemable preferred stock units held by the Company and the 49% interest holder. The Company records 51% of this expense as income from the accretion of dividend and discount on mandatorily redeemable preferred stock units within equity interest loss.

Tiger Gate Entertainment Limited. Tiger Gate Entertainment Limited (“Tigergate”) is an operator of pay television channels and a distributor of television programming and action and horror films across Asia. The Company is recording its share of the joint venture results on a one quarter lag and, accordingly, during the three months ended June 30, 2011, the Company recorded its share of the loss incurred by the joint venture for the three months ended March 31, 2011. The Company funded an additional $0.5 million during the three months ended June 30, 2011.

5. Other Assets

The composition of the Company’s other assets is as follows as of June 30, 2011 and March 31, 2011:

	June 30, 2011	March 31, 2011
	(Amounts in thousands)
Deferred financing costs, net of accumulated amortization	$24,888	$15,360
Loans receivable	20,237	18,433
Prepaid expenses and other	10,303	12,529

	$55,428	$46,322

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

Loans Receivable. The following table sets forth the Company’s loans receivable at June 30, 2011 and March 31, 2011:

	Interest Rate	June 30, 2011	March 31, 2011
	(Amounts in thousands)
Third-party producer	3.0%	$8,840	$8,777
NextPoint, Inc. (“Break Media”)	5.25% - 20.0%	11,397	9,656

		$20,237	$18,433

Prepaid Expenses and Other. Prepaid expenses and other primarily include prepaid expenses and security deposits.

6. Senior Revolving Credit Facility

Outstanding Amount. At June 30, 2011, the Company had no borrowings outstanding (March 31, 2011 — $69.8 million).

Availability of Funds. At June 30, 2011, there was $325.0 million available (March 31, 2011 — $255.2 million). The senior revolving credit facility provides for borrowings and letters of credit up to an aggregate of $340 million. The availability of funds is limited by a borrowing base and also reduced by outstanding letters of credit which amounted to $15.0 million at June 30, 2011 (March 31, 2011 — $15.0 million).

Maturity Date. The senior revolving credit facility expires July 25, 2013.

Interest. As of June 30, 2011, the senior revolving credit facility bore interest of 2.5% over the “Adjusted LIBOR” rate (effective interest rate of 2.69% and 2.74% as of June 30, 2011 and March 31, 2011, respectively).

Commitment Fee. The Company is required to pay a quarterly commitment fee based upon 0.5% per annum on the total senior revolving credit facility of $340 million less the amount drawn.

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

7. Senior Secured Second-Priority Notes

On October 21, 2009, Lions Gate Entertainment Inc. (“LGEI”), the Company’s wholly-owned subsidiary, issued $236.0 million aggregate principal amount of senior secured second-priority notes due 2016 (the “October 2009 Senior Notes”) in a private offering conducted pursuant to Rule 144A and Regulation S under the Securities Act.

On May 13, 2011, LGEI issued approximately $200.0 million aggregate principal amount of senior secured second-priority notes due 2016 (the “May 2011 Senior Notes,” and collectively with the October 2009 Senior Notes, the “Senior Notes”) in a private offering conducted pursuant to Rule 144A and Regulation S under the Securities Act. The May 2011 Senior Notes were issued pursuant a Supplemental Indenture among LGEI, the Company, the subsidiary guarantors party thereto, and U.S. Bank National Association, as trustee. The Supplemental Indenture amended the indenture under the October 2009 Senior Notes to, among other things, enable LGEI to issue additional notes having the same terms as the October 2009 Senior Notes, except for the issue date, issue price and first interest payment, in an aggregate principal amount of up to $200.0 million.

Outstanding Amount. The outstanding amount is set forth in the tables below:

	June 30, 2011
	Principal	Unamortized Premium/ (Discount)	Net Carrying Amount
	(Amounts in thousands)

Senior Secured Second-Priority Notes
October 2009 Senior Notes	$236,000	$(9,343)	$226,657
May 2011 Senior Notes	200,000	4,321	204,321

	$436,000	$(5,022)	$430,978

	March 31, 2011
	Principal	Unamortized Discount	Net Carrying Amount
	(Amounts in thousands)

Senior Secured Second-Priority Notes
October 2009 Senior Notes	$236,000	$(9,669)	$226,331

Maturity Date. The Senior Notes are due November 1, 2016.

Original Issue Discount/Premium. The October 2009 Senior Notes were issued by LGEI at an initial price of 95.222% (original issue discount — 4.778%) of the principal amount. The May 2011 Senior Notes were issued by LGEI at an initial price of 102.219% (original issue premium — 2.219%) of the principal amount, plus accrued interest thereon from May 1, 2011, resulting in gross proceeds of approximately $204.4 million and net proceeds of approximately $192.4 million after estimated fees and expenses, including $5.6 million paid in connection with the consent solicitation of holders of the October 2009 Senior Notes. The original issue discount/premium, interest and deferred financing costs are being amortized through November 1, 2016 using the effective interest method. As of June 30, 2011 the remaining amortization period was 5.3 years.

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

8. Participations and Residuals

The Company expects approximately 74% of accrued participations and residuals will be paid during the one-year period ending June 30, 2012.

Theatrical Slate Participation

On May 29, 2009, the Company terminated its theatrical slate participation arrangement with Pride Pictures, LLC (“Pride”), an unrelated entity. Under the arrangement dated May 25, 2007 and amended on January 30, 2008 (the “Master Picture Purchase Agreement”), Pride contributed, in general, 50% of the Company’s production, acquisition, marketing and distribution costs of theatrical feature films and participated in a pro rata portion of the pictures’ net profits or losses similar to a co-production arrangement based on the portion of costs funded. In late 2008, the administrative agent for the senior lenders under Pride’s senior credit facility took the position, among others, that the senior lenders did not have an obligation to continue to fund under the senior credit facility because the conditions precedent to funding set forth in the senior credit facility could not be satisfied. The Company was not a party to the credit facility. Consequently, Pride did not purchase the pictures The Spirit, My Bloody Valentine 3-D and Madea Goes To Jail. Thereafter, on April 20, 2009, after failed attempts by the Company to facilitate a resolution, it gave FilmCo and Pride notice that LG Film Finance I, LLC (“FilmCo”), through Pride’s failure to make certain capital contributions, was in default of the Master Picture Purchase Agreement. On May 5, 2009, the representative for the Pride equity and the Pride mezzanine investor responded that the required amount was fully funded and that it had no further obligations to make any additional capital contributions. Consequently, on May 29, 2009, the Company gave notice of termination of the Master Picture Purchase Agreement. Since May 29, 2009, there have been no developments with respect to the arrangement. The Company will no longer receive financing as provided from the participation of Pride in its films.

Amounts provided from Pride are reflected as a participation liability. The difference between the ultimate participation expected to be paid to Pride and the amount provided by Pride is amortized as a charge to or a reduction of participation expense under the individual-film-forecast method.

At June 30, 2011, $17.4 million (March 31, 2011, $19.2 million) was payable to Pride and is included in participations and residuals in the unaudited condensed consolidated balance sheets.

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

Amounts provided from SGF are reflected as a participation liability. The difference between the ultimate participation expected to be paid to SGF and the amount provided by SGF is amortized as a charge to or a reduction of participation expense under the individual film forecast method. At June 30, 2011, $6.9 million (March 31, 2011, $7.1 million) was payable to SGF and is included in participations and residuals in the unaudited condensed consolidated balance sheets. Under the terms of the arrangement, $35 million was available through July 30, 2011. Of the $35 million available through July 30, 2011, $5.7 million was provided through June 30, 2011, and the remaining commitment expired on July 30, 2011.

9. Film Obligations and Production Loans

	June 30, 2011	March 31, 2011
	(Amounts in thousands)
Film obligations	$61,317	$58,681
Production loans
Individual production loans	151,725	181,829
Pennsylvania Regional Center production loans	65,500	65,500
Film Credit Facility	19,605	20,430

Total film obligations and production loans	$298,147	$326,440

The following table sets forth future nine-month and annual repayment of film obligations and production loans:

	Nine Months Ended March 31,	Year Ended March 31,
	2012	2013	2014	2015	2016	Thereafter	Total
	(Amounts in thousands)
Future annual repayment of Film Obligations and Production Loans recorded as of June 30, 2011
Film obligations	$28,124	$16,875	$13,766	$6,553	$—	$—	$65,318
Production loans
Individual production loans	79,991	56,734	15,000	—	—	—	151,725
Pennsylvania Regional Center production loans	—	—	65,500	—	—	—	65,500
Film Credit Facility	12,486	7,119	—	—	—	—	19,605

	$120,601	$80,728	$94,266	$6,553	$—	$—	$302,148

Less imputed interest on film obligations							(4,001)

							$298,147

Film Obligations

Film obligations include minimum guarantees, which represent amounts payable for film rights that the Company has acquired and certain theatrical marketing obligations, which represent amounts received from third parties that are contractually committed for theatrical marketing expenditures associated with specific titles.

Individual Production Loans

Production loans represent individual loans for the production of film and television programs that the Company produces. Individual production loans have contractual repayment dates either at or near the expected completion date, with the exception of certain loans containing repayment dates on a longer term basis. Individual production loans of $106.7 million incur interest at rates ranging from 3.39% to 3.83%, and approximately $45.0 million of production loans are non-interest bearing.

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

Outstanding Amount. At June 30, 2011, the Company had borrowings of $65.5 million (fair value — $62.4 million) (March 31, 2011 — $65.5 million (fair value — $62.0 million)).

Availability of Funds. At June 30, 2011, there were no amounts available under this agreement (March 31, 2011 — nil).

Maturity Date. All amounts borrowed under this loan agreement with the Pennsylvania Regional Center are due April 11, 2013, five years from the date that the Company began to borrow under this agreement.

Interest. Amounts borrowed under the agreement carry an interest rate of 1.5%, which is payable semi-annually.

Security. The loan is secured by a first priority security interest in the Company’s film library pursuant to an intercreditor agreement with the Company’s senior lender under the Company’s senior revolving credit facility. Pursuant to the terms of the Company’s senior revolving credit facility, the Company is required to maintain certain collateral equal to the loans outstanding plus 5% under this facility. Such collateral can consist of cash, cash equivalents or debt securities, including the Company’s convertible senior subordinated notes repurchased. As of June 30, 2011, $72.8 million principal value (fair value — $72.4 million) of the Company’s convertible senior subordinated notes repurchased in December 2009 (see Note 10) was held as collateral under the Company’s senior revolving credit facility (March 31, 2011 — $72.8 million principal value, $72.4 million fair value).

Film Credit Facility

On October 6, 2009, the Company entered into a revolving film credit facility agreement, as amended effective December 31, 2009 and June 22, 2010 (the “Film Credit Facility”), which provides for borrowings for the acquisition or production of motion pictures.

Outstanding Amount. At June 30, 2011, the Company had borrowings of $19.6 million (March 31, 2011 — $20.4 million).

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

Interest. As of June 30, 2011, the Film Credit Facility bore interest of 3.25% over the “LIBO” rate (as defined in the credit agreement). The weighted average interest rate on borrowings outstanding as of June 30, 2011 was 3.44% (March 31, 2011 — 3.49%).

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

Outstanding Amount. The following table sets forth the convertible senior subordinated notes and other financing obligations outstanding at June 30, 2011 and March 31, 2011:

	June 30, 2011
	Principal	Unamortized Discount	Net Carrying Amount
	(Amounts in thousands)
Convertible Senior Subordinated Notes
October 2004 2.9375% (Equity Component $47,955)	$26,931	$(491)	$26,440
February 2005 3.625% (Equity Component $50,855)	23,470	(1,016)	22,454
April 2009 3.625% (Equity Component $16,085)	66,581	(24,991)	41,590

	$116,982	$(26,498)	90,484

Other financing obligations			3,718

			$94,202

	March 31, 2011
	Principal	Unamortized Discount	Net Carrying Amount
	(Amounts in thousands)
Convertible Senior Subordinated Notes
October 2004 2.9375% (Equity Component $48,080)	$46,326	$(1,598)	$44,728
February 2005 3.625% (Equity Component $50,855)	23,470	(1,363)	22,107
April 2009 3.625% (Equity Component $16,085)	66,581	(26,161)	40,420

	$136,377	$(29,122)	107,255

Other financing obligations			3,718

			$110,973

The following table sets forth future nine-month and annual contractual principal payment commitments under convertible senior subordinated notes as of June 30, 2011:

		Nine Months
		Ended
		March 31,	Year Ended March 31,
Note	First Holder Redemption Date	2012	2013	2014	2015	2016	Thereafter	Total
		(Amounts in thousands)
October 2004 2.9375% Notes	October 2011	$26,931	$—	$—	$—	$—	$—	$26,931
February 2005 3.625% Notes	March 2012	23,470	—	—	—	—	—	23,470
April 2009 3.625% Notes	March 2015	—	—	—	66,581	—	—	66,581

		$50,401	$—	$—	$66,581	$—	$—	$116,982

The future repayment dates of the convertible senior subordinated notes represent the first redemption date by holder for each note respectively, as described above.

Interest Expense. The effective interest rate on the liability component and the amount of interest expense, which includes both the contractual interest coupon and amortization of the discount on the liability component, for the three months ended June 30, 2011 and 2010 are presented below.

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010
	(Amounts in thousands)
October 2004 2.9375% Convertible Senior Subordinated Notes:
Effective interest rate of liability component (9.65%)
Interest Expense
Contractual interest coupon	$266	$808
Amortization of discount on liability component and debt issuance costs	616	1,717

	882	2,525

February 2005 3.625% Convertible Senior Subordinated Notes:
Effective interest rate of liability component (10.03%)
Interest Expense
Contractual interest coupon	213	539
Amortization of discount on liability component and debt issuance costs	374	852

	587	1,391

April 2009 3.625% Convertible Senior Subordinated Notes:
Effective interest rate of liability component (17.26%)
Interest Expense
Contractual interest coupon	603	603
Amortization of discount on liability component and debt issuance costs	1,175	987

	1,778	1,590

Total
Contractual interest coupon	1,082	1,950
Amortization of discount on liability component and debt issuance costs	2,165	3,556

	$3,247	$5,506

Fiscal 2011 and 2012 Convertible Senior Subordinated Notes Transactions

May 2011 Repurchase of a Portion of October 2004 2.9375% Notes: In May 2011, LGEI paid $19.5 million to repurchase $19.4 million of aggregate principal amount (carrying value — $18.9 million) of the 2.9375% Convertible Senior Subordinated Notes (the “October 2004 2.9375% Notes”). The Company recorded a loss on extinguishment in the quarter ended June 30, 2011 of $0.5 million, which includes $0.1 million of deferred financing costs written off. The loss represented the excess of the fair value of the liability component of the October 2004 2.9375% Notes repurchased over their carrying values, plus the deferred financing costs written off. The amount of consideration recorded as a reduction of shareholders’ equity represents the equity component of the October 2004 2.9375% Notes repurchased.

July 20, 2010 Refinancing Exchange Agreement: On July 20, 2010, the Company entered into a Refinancing Exchange Agreement to exchange approximately $36.0 million in aggregate principal amount of the 3.625% Convertible Senior Subordinated Notes (the “February 2005 3.625% Notes”) and approximately $63.7 million in aggregate principal amount of the October 2004 2.9375% Notes for equal principal amounts, respectively, of new 3.625% Convertible Senior Subordinated Notes due 2027 (the “New 3.625% Notes”) and new 2.9375% Convertible Senior Subordinated Notes due 2026 (the “New 2.9375% Notes”, and together with the New 3.625% Notes, the “New Notes”). The New Notes took effect immediately and all terms were identical to the February 2005 3.625% Notes and October 2004 2.9375% Notes except that the New Notes had an extended maturity date, extended put rights by two years, and were immediately convertible at an initial conversion rate of 161.2903 common shares of the Company per $1,000 principal amount of New Notes (conversion price per share of $6.20), subject to specified contingencies.

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

Convertible Senior Subordinated Notes Terms

October 2004 2.9375% Notes. In October 2004, LGEI sold $150.0 million of the October 2004 2.9375% Notes.

Outstanding Amount: As of June 30, 2011, $26.9 million of aggregate principal amount (carrying value — $26.4 million) of the October 2004 2.9375% Notes remain outstanding.

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

Outstanding Amount: As of June 30, 2011, $23.5 million of aggregate principal amount (carrying value — $22.5 million) of the February 2005 3.625% Notes remain outstanding.

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

Outstanding Amount: As of June 30, 2011, $66.6 million of aggregate principal amount (carrying value — $41.6 million) of the April 2009 3.625% Notes remain outstanding.

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

•

Level 2 — Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 liabilities that are measured at fair value on a recurring basis include the Company’s senior revolving credit facility, convertible senior subordinated notes, Pennsylvania Regional Center loan, and Senior Notes, which are priced using discounted cash flow techniques that use observable market inputs, such as LIBOR-based yield curves, three- and seven-year swap rates, and credit ratings.

•	Level 3 — Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities.

The following table sets forth the carrying values and fair values (all determined using Level 2 inputs defined above) of the Company’s outstanding debt at June 30, 2011:

	Carrying Value	Fair Value
		(Level 2)
	(Amounts in thousands)

October 2004 2.9375% Convertible Senior Subordinated Notes	$26,440	$27,002
February 2005 3.625% Convertible Senior Subordinated Notes	22,454	23,326
April 2009 3.625% Convertible Senior Subordinated Notes	41,590	60,220
Pennsylvania Regional Center Loan	65,500	62,441
Senior Secured Second-Priority Notes	430,978	439,270

	$586,962	$612,259

12. Acquisitions and Divestitures

Maple Pictures

On June 23, 2011, the Company executed an agreement to sell its interest in Maple Pictures Corp. (“Maple Pictures”) to Alliance Films Holdings Inc. (“Alliance”), a leading Canadian producer and distributor of motion pictures, television programming and home entertainment. The sales price was approximately $34.5 million, net of an estimated working capital adjustment, which is subject to further adjustments subsequent to the closing of the transaction.

Alliance will be responsible for all of Maple Pictures’ distribution, including Maple Pictures’ exclusive five-year output deal for Canadian distribution of the Company’s new motion picture and second window television product and Maple Pictures’ exclusive long-term arrangement for distribution of Canadian rights of the Company’s filmed entertainment library (ie. distribution rights). The purchase price will be allocated between the fair value of the distribution rights and the fair value of Maple Pictures exclusive of the distribution rights. The fair value of the distribution rights will be recorded as deferred revenue and will be recognized as revenue by the Company as the revenues are earned pursuant to the distribution rights. The fair value of Maple Pictures exclusive of the distribution rights will be recorded as proceeds from sale.

The sale will be treated as the disposal of an asset group rather than a discontinued operation because, due to the distribution rights, the Company will have continuing involvement in the cash flows generated pursuant to the distribution rights.

Maple Pictures is included in the Company’s Motion Pictures reporting segment. A portion of Motion Pictures goodwill, which is not expected to be significant, will be allocated to the asset group and included in the carrying value of the assets disposed upon closing of the transaction. The assets and liabilities are classified as held for sale in the unaudited condensed consolidated balance sheets and are recorded at their carrying value, which is lower than their fair value less cost to sell. At June 30, 2011, the carrying value of the Maple Pictures assets sold pursuant to the agreement are set forth in the table below:

	June 30, 2011	March 31, 2011
	(Amounts in thousands)

Accounts receivable, net	$21,404	$29,197
Investment in films and television programs, net	12,530	13,531
Other assets	1,469	1,608
Liabilities	(12,427)	(17,396)

Net assets and liabilities held for sale	22,976	26,940
Participations payable to Lionsgate (1)	(24,929)	(30,576)

Carrying value of Maple Pictures	$(1,953)	$(3,636)

(1)	Participation liabilities payable to the Company, which are eliminated in the consolidated financial statements.

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

Sale of Non-Controlling Interest in TV Guide Network. On May 28, 2009, the Company entered into a purchase agreement with One Equity Partners (“OEP”), the global private equity investment arm of JPMorgan Chase Bank, N.A., pursuant to which OEP purchased 49% of the Company’s interest in TV Guide Network for approximately $122.4 million in cash. In addition, OEP reserved the option of buying another 1% of TV Guide Network under certain circumstances. The arrangement contains joint control rights, as evidenced in an operating agreement as well as certain transfer restrictions and exit rights. There was no gain or loss on the transaction.

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

The Hurdle Amount is the purchase price of approximately $56 million plus an interest cost accruing until such hurdle is reached, and certain other costs the Company agreed to pay in connection with the acquisition. Accordingly, the additional consideration is the total of the above in excess of the Hurdle Amount. As of June 30, 2011, the total earnings and fees from identified projects in process are not projected to reach the Hurdle Amount. However, as additional projects are identified in the future and current projects are released in the market place, the total projected earnings and fees from these projects could increase causing additional payments to the sellers to become payable.

13. Direct Operating Expenses

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010
	(Amounts in thousands)
Amortization of films and television programs	$84,983	$101,211
Participations and residual expense	55,136	56,375
Other expenses:
Provision for doubtful accounts	(418)	316
Foreign exchange gains	(343)	(321)

	$139,358	$157,581

14. Comprehensive Income (Loss)

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010
	(Amounts in thousands)
Net income (loss)	$12,248	$(64,068)
Add (Deduct): Foreign currency translation adjustments	74	(2,047)
Add (Deduct): Net unrealized gain (loss) on foreign exchange contracts	36	(830)

Comprehensive income (loss)	$12,358	$(66,945)

15. Net Income (Loss) Per Share

Basic net income (loss) per share is calculated based on the weighted average common shares outstanding for the period. Basic net income (loss) per share for the three months ended June 30, 2011 and 2010 is presented below:

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010
	(Amounts in thousands)
Basic Net Income (Loss) Per Common Share:
Numerator:
Net income (loss)	$12,248	$(64,068)

Denominator:
Weighted average common shares outstanding	137,011	118,226

Basic Net Income (Loss) Per Common Share	$0.09	$(0.54)

Diluted net income (loss) per common share reflects the potential dilutive effect, if any, of the conversion of the October 2004 2.9375% Notes, the February 2005 3.625% Notes and the April 2009 3.625% Notes under the “if converted” method. Diluted net income (loss) per common share also reflects share purchase options and restricted share units using the treasury stock method when dilutive, and any contingently issuable shares when dilutive. Diluted net income (loss) per common share for the three months ended June 30, 2011 and 2010 is presented below:

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010
	(Amounts in thousands)
Diluted Net Income (Loss) Per Common Share:
Numerator:
Net income (loss)	$12,248	$(64,068)

Denominator:
Weighted average common shares outstanding	137,011	118,226
Effect of dilutive securities:
Share purchase options	2	—
Restricted share units	344	—

Adjusted weighted average common shares outstanding	137,357	118,226

Diluted Net Income (Loss) Per Common Share	$0.09	$(0.54)

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

Additionally, for the three months ended June 30, 2011 and 2010, the weighted average common shares issuable presented below were excluded from diluted net income (loss) per common share because their inclusion would have had an anti-dilutive effect due to either their award terms or the market price of common shares.

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010
	(Amounts in thousands)
Anti-dilutive shares issuable
Conversion of notes	12,833	—
Share purchase options	3,250	3,331
Restricted share units	55	216
Contingently issuable shares	369	180

Total weighted average anti-dilutive shares issuable excluded from Diluted
Net Income (Loss) Per Common Share	16,507	3,727

The Company had 500,000,000 authorized common shares at June 30, 2011 and March 31, 2011. The table below outlines common shares reserved for future issuance:

	June 30, 2011	March 31, 2011
	(Amounts in thousands)
Stock options outstanding, average exercise price $9.75 (March 31, 2011 - $9.75)	3,310	3,310
Restricted share units — unvested	1,793	1,801
Share purchase options and restricted share units available for future issuance	3,598	3,683
Shares issuable upon conversion of October 2004 2.9375% Notes at conversion price of $11.50 per share	2,342	4,028
Shares issuable upon conversion of February 2005 3.625% Notes at conversion price of $14.28 per share	1,643	1,643
Shares issuable upon conversion of April 2009 3.625% Notes at conversion price of $8.25 per share	8,070	8,070

Shares reserved for future issuance	20,756	22,535

16. Accounting for Stock-Based Compensation

The Company recognized the following share-based compensation expense during the three months ended June 30, 2011 and 2010:

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010
	(Amounts in thousands)
Compensation Expense:
Stock Options	$31	$2,527
Restricted Share Units and Other Share-based Compensation	2,230	19,669
Stock Appreciation Rights	345	5,062

Total	$2,606	$27,258

On June 30, 2010, certain unvested equity awards of certain executive officers immediately vested as a result of the triggering of “change in control” provisions in their respective employment agreements. For purposes of the employment agreements with such executive officers, a “change in control” occurred on June 30, 2010 when a certain shareholder became the beneficial owner of 33% or more of the Company’s common shares. As a result, the Company recognized $21.9 million in additional compensation expense during the three months ended June 30, 2010, which is included in the table above.

There was no income tax benefit recognized in the statements of operations for share-based compensation arrangements during the three months ended June 30, 2011 and 2010.

During the three months ended June 30, 2011, the Company granted 312,635 restricted share units at a weighted average grant date fair value of $6.36.

Total unrecognized compensation cost related to unvested stock options and restricted share unit awards at June 30, 2011 are $0.2 million and $7.7 million, respectively, and are expected to be recognized over a weighted average period of 1.1 and 1.6 years, respectively.

Stock Appreciation Rights

The Company has the following stock appreciation rights (“SARs”) outstanding as of June 30, 2011:

	Grant Date
	July 14, 2008	August 14, 2008	February 5, 2009	April 6, 2009	March 17, 2010	February 15, 2011
SARs outstanding	750,000	250,000	850,000	700,000	500,000	1,000,000
Vested and exercisable	750,000	250,000	850,000	700,000	500,000	333,333
Exercise price	$9.56	$11.16	$5.45	$5.17	$5.95	$6.13
Original vesting period (see below)	3 years	4 years	3 years	4 years	4 years	3 years
Expiration date	July 14, 2013	June 20, 2012	February 5, 2014	April 6, 2014	March 17, 2015	February 15, 2016
Fair value as of June 30, 2011	$0.89	$0.23	$2.41	$2.59	$2.57	$2.79
Liability as of June 30, 2011 (in thousands)	$671	$56	$2,047	$1,813	$1,284	$1,096

At June 30, 2011, the Company has a stock-based compensation liability accrual in the amount of $7.0 million (March 31, 2011 — $6.1 million) included in accounts payable and accrued liabilities on the unaudited condensed consolidated balance sheets relating to these SARs.

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

For the three months ended June 30, 2011, the following assumptions were used in the Black-Scholes option-pricing model:

	Grant Date
	July 14, 2008	August 14, 2008	February 5, 2009	April 6, 2009	March 17, 2010	February 15, 2011
Risk-free interest rate	0.5%	0.2%	0.8%	0.8%	1.3%	1.8%
Expected option lives (in years)	2.0 years	1.0 year	2.6 years	2.8 years	3.7 years	4.6 years
Expected volatility for options	45%	45%	45%	45%	45%	45%
Expected dividend yield	0%	0%	0%	0%	0%	0%

17. Segment Information

Accounting guidance requires the Company to make certain disclosures about each reportable segment. The Company’s reportable segments are determined based on the distinct nature of their operations and each segment is a strategic business unit that offers different products and services and is managed separately. The Company has two reportable business segments as of June 30, 2011: Motion Pictures and Television Production.

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

Segmented information by business unit is as follows:

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010
	(Amounts in thousands)
Segment revenues
Motion Pictures	$192,517	$272,713
Television Production	68,742	53,871

	$261,259	$326,584

Direct operating expenses
Motion Pictures	$86,187	$114,235
Television Production	53,171	43,346

	$139,358	$157,581

Distribution and marketing
Motion Pictures	$59,099	$135,514
Television Production	5,647	4,545

	$64,746	$140,059

Segment contribution before general and administration expenses
Motion Pictures	$47,231	$22,964
Television Production	9,924	5,980

	$57,155	$28,944

General and administration
Motion Pictures	$12,185	$11,610
Television Production	2,672	3,074

	$14,857	$14,684

Segment profit
Motion Pictures	$35,046	$11,354
Television Production	7,252	2,906

	$42,298	$14,260

Acquisition of investment in films and television programs
Motion Pictures	$150,607	$107,072
Television Production	51,169	58,833

	$201,776	$165,905

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

Segment profit is defined as segment revenue less segment direct operating, distribution and marketing, and general and administration expenses. The reconciliation of total segment profit to the Company’s income (loss) before income taxes is as follows:

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010
	(Amounts in thousands)
Company’s total segment profit	$42,298	$14,260
Less:
Shared services and corporate expenses (1)	(13,065)	(50,035)
Depreciation and amortization	(1,234)	(1,603)
Interest expense	(16,335)	(14,543)
Interest and other income	442	387
Loss on extinguishment of debt	(531)	—
Equity interests income (loss)	1,874	(11,707)

Income (loss) before income taxes	$13,449	$(63,241)

(1)	Includes stock-based compensation expense of $2.6 million and $27.3 million for the three months ended June 30, 2011 and 2010, respectively. During the three months ended June 30, 2010 the Company incurred $21.9 million of stock-based compensation expense associated with the immediate vesting of equity awards of certain executive officers triggered by the “change in control” provisions in their respective employment agreements. Also includes a benefit for charges associated with a shareholder activist matter of $3.9 million associated with the negotiated settlement of certain costs incurred and recorded in previous periods for the three months ended June 30, 2011 compared to charges of $7.3 million for the three months ended June 30, 2010.

The following table sets forth significant assets as broken down by segment and other unallocated assets as of June 30, 2011 and March 31, 2011:

	June 30, 2011			March 31, 2011
	Motion Pictures	Television Production	Total	Motion Pictures	Television Production	Total
	(Amounts in thousands)
Significant assets by segment
Accounts receivable	$93,208	$159,111	$252,319	$167,093	$163,531	$330,624
Investment in films and television programs, net	597,471	128,107	725,578	503,065	104,692	607,757
Goodwill	210,293	28,961	239,254	210,293	28,961	239,254

	$900,972	$316,179	$1,217,151	$880,451	$297,184	$1,177,635

Other unallocated assets (primarily cash, other assets, equity method investments and assets held for sale)			382,853			380,209

Total assets			$1,600,004			$1,557,844

There have been no changes in the carrying amount of goodwill during the periods presented.

Purchases of property and equipment amounted to $0.4 million for the three months ended June 30, 2011 and 2010, all primarily pertaining to purchases for the Company’s corporate headquarters.

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

On July 23, 2010, Icahn Partners LP, a limited partnership governed by the laws of Delaware and certain entities affiliated with Icahn Partners LP (collectively, the “Offeror”) filed a petition in the Supreme Court of British Columbia (the “BC Court”) against the Company, Dr. Mark Rachesky, MHR Fund Management LLC and MHR Institutional Partners III LP (the “MHR Fund”) and

Kornitzer Capital Management, Inc. (the “BC Action”). The Offeror filed an amended petition on July 26, 2010. Dr. Mark Rachesky, a director of the Company, is the managing member of MHR Institutional Partners III LP’s general partner. Among other things, the Offeror claimed that a July 20, 2010 Refinancing Exchange Agreement (the “Exchange”) between the Company and Kornitzer Capital Management, Inc. to exchange certain convertible notes of Lions Gate Entertainment Inc. (“LGEI”), as well as the Note Sale (as defined below) and Conversion (as defined below), were “oppressive” to the Offeror under British Columbia law. The Offeror sought, among other things, orders (1) declaring that the Company is oppressing its shareholders, (2) prohibiting MHR Institutional Partners III LP from transferring or voting its new shares, (3) prohibiting the Company from issuing any securities, (4) unwinding the July 20 transactions between the MHR Fund, the Company, and Kornitzer Capital Management, Inc. (which includes the Exchange, the Note Sale and the Conversion) and (5) compensating the petitioners. The BC Court heard argument during the week of October 11, 2010. On November 1, 2010, the BC Court issued a final order and decision dismissing the Offeror’s claims in their entirety and awarding costs to Company. On November 2, 2010, the Offeror announced its intent to appeal the decision. On November 5, 2010, a single Justice of the British Columbia Court of Appeal denied the Offeror’s application for an expedited appeal or, in the alternative, an order prohibiting the Company from scheduling its 2010 annual general meeting of shareholders before January 21, 2011. The Offeror’s application to vary this order was denied by a panel of the British Columbia Court of Appeal on December 7, 2010. The British Columbia Court of Appeal heard oral argument on the Offeror’s appeal from the final order and decision of the BC Court on March 24, 2011. The appeal was dismissed on May 10, 2011. For purposes herein, the “Note Sale” means the July 20, 2010 entry into a Purchase Agreement and subsequent sale of the New Notes received by Kornitzer Capital Management, Inc. in the Exchange to MHR Institutional Partners III LP. Additionally, the “Conversion” means, after the consummation of the Note Sale, the July 20, 2010 exercise by MHR Institutional Partners III LP of conversion rights under the New Notes whereby the New Notes were converted in full into 16,236,305 common shares of the Company.

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

On July 26, 2010, the Offeror filed suit in New York Supreme Court against the Company, the Board of Directors of the Company, LGEI, Dr. Rachesky, the MHR Fund, MHR Institutional Advisors II LLC, MHR Institutional Advisors III LLC, and Kornitzer Capital Management, Inc. and its principal John C. Kornitzer (the “New York Action”). The Offeror claims, among other things, that the Exchange and subsequent issuance of common shares of the Company to Dr. Rachesky’s fund through the Conversion constitutes (1) a breach of a certain July 9, 2010 letter agreement between the Company and the Offeror; (2) tortious interference with the same July 9 letter agreement; and (3) tortious interference with prospective business relationships. The complaint seeks, among other things, a preliminary and permanent injunction rescinding the Exchange and share issuance; a preliminary injunction prohibiting all defendants from voting their shares in any election of directors or any other shareholder vote; and an award of compensatory and punitive damages. On August 26, 2010, the defendants moved to dismiss or stay the New York Action. On November 15, 2010, the Offeror filed a motion for a preliminary injunction. The Offeror’s motion for a preliminary injunction was denied on December 9, 2010. On March 30, 2011, defendants’ motion to dismiss the complaint was granted in its entirety and the complaint was dismissed. The Offeror filed a notice of appeal on April 4, 2011.

On October 28, 2010, the Company filed an action in the United States District Court for the Southern District of New York against Carl Icahn, Brett Icahn, and various investment vehicles controlled by Carl Icahn. The action is captioned Lions Gate Entertainment Corp. v. Carl C. Icahn, Brett Icahn, Icahn Partners LP, High River Limited Partnership, Hopper Investments LLC, Barberry Corp., Icahn Onshore LP, Icahn Offshore LP, Icahn Capital LP, IPH GP LLC, Icahn Enterprises Holdings L.P., Icahn Enterprises G.P. Inc., and Beckton Corp., No. 10-CV-8169. The complaint, filed as Exhibit (a)(8) to the Company’s Amendment No. 7 to the Schedule 14D-9, filed with the Securities and Exchange Commission on October 29, 2010, alleges violations of Sections 13(d), 14(a), 14(d), and 14(e) of the Exchange Act, and certain rules promulgated thereunder, and tortious interference with prospective business relations under state law. The complaint sought damages and injunctive relief, including an order requiring the defendants to make corrective disclosures before the Company’s 2010 annual general meeting of shareholders. On November 22, 2010, the Offeror moved to dismiss the complaint. The Company amended its complaint on December 3, 2010. The Offeror moved to dismiss the amended complaint on December 17, 2010. Following oral argument on March 18, 2011, the Court granted in part and denied in part the Offeror’s motion to dismiss. The Court granted the Offeror’s motion to dismiss with respect to the Company’s claims alleging that the Offeror violated Sections 13(d), 14(a), 14(d) (except for Section 14(d)(7) as discussed below) and 14(e) of the Exchange Act, and certain rules promulgated thereunder, and tortious interference with prospective business relations under state law.

The Court denied the Offeror’s motion to dismiss with respect to the Company’s claim alleging that the Offeror violated Section 14(d)(7) of the Exchange Act, and Rule 14d-10(a)(2) promulgated thereunder, by offering special consideration to a particular shareholder in the course of its tender offer when it was required to offer all shareholders the highest consideration paid to any single shareholder, and the suit is ongoing with respect to that remaining claim. The Court denied the Offeror’s motion for reconsideration on June 20, 2011.

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

19. Consolidating Financial Information — Convertible Senior Subordinated Notes

The October 2004 2.9375% Notes, the February 2005 3.625% Notes and the April 2009 3.625% Notes, by their terms, are fully and unconditionally guaranteed by the Company.

The following tables present unaudited condensed consolidating financial information as of June 30, 2011 and March 31, 2011, and for the three months ended June 30, 2011 and 2010 for (1) the Company, on a stand-alone basis, (2) LGEI, on a stand-alone basis, (3) the non-guarantor subsidiaries of the Company (including the subsidiaries of LGEI), on a combined basis (collectively, the “Non-guarantor Subsidiaries”) and (4) the Company, on a consolidated basis.

	As of June 30, 2011
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	Lions Gate Consolidated
	(Amounts in thousands)
BALANCE SHEET
Assets
Cash and cash equivalents	$7,129	$30,170	$73,741	$—	$111,040
Restricted cash	13,996	5,782	—	—	19,778
Accounts receivable, net	582	4,317	247,420	—	252,319
Investment in films and television programs, net	12	6,391	722,632	(3,457)	725,578
Property and equipment, net	—	7,697	745	—	8,442
Equity method investments	899	15,538	136,325	—	152,762
Goodwill	10,173	—	229,081	—	239,254
Other assets	—	46,374	9,054	—	55,428
Assets held for sale	—	—	35,403	—	35,403
Subsidiary investments and advances	110,151	(57,596)	(309,380)	256,825	—

	$142,942	$58,673	$1,145,021	$253,368	$1,600,004

Liabilities and Shareholders’ Equity (Deficiency)
Senior revolving credit facility	$—	$—	$—	$—	$—
Senior secured second-priority notes	—	430,978	—	—	430,978
Accounts payable and accrued liabilities	1,250	41,781	112,080	19	155,130
Participations and residuals	196	10,335	280,539	293	291,363
Film obligations and production loans	76	—	298,071	—	298,147
Convertible senior subordinated notes and other financing obligations	—	90,484	3,718	—	94,202
Deferred revenue	—	45	176,292	—	176,337
Liabilities held for sale	—	—	12,427	—	12,427
Shareholders’ equity (deficiency)	141,420	(514,950)	261,894	253,056	141,420

	$142,942	$58,673	$1,145,021	$253,368	$1,600,004

	Three Months Ended June 30, 2011
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	Lions Gate Consolidated
		(Amounts in thousands)
STATEMENT OF OPERATIONS
Revenues	$—	$11,239	$250,397	$(377)	$261,259
EXPENSES:
Direct operating	—	(85)	137,333	2,110	139,358
Distribution and marketing	—	(94)	64,895	(55)	64,746
General and administration	1,116	11,872	14,971	(37)	27,922
Depreciation and amortization	—	867	367	—	1,234

Total expenses	1,116	12,560	217,566	2,018	233,260

OPERATING INCOME (LOSS)	(1,116)	(1,321)	32,831	(2,395)	27,999

Other expenses (income):
Interest expense	—	14,147	2,408	(220)	16,335
Interest and other income	(39)	(492)	(131)	220	(442)
Loss on extinguishment of debt	—	531	—	—	531

Total other expenses (income)	(39)	14,186	2,277	—	16,424

INCOME (LOSS) BEFORE EQUITY INTERESTS AND INCOME TAXES	(1,077)	(15,507)	30,554	(2,395)	11,575
Equity interests income (loss)	13,278	26,509	1,354	(39,267)	1,874

INCOME (LOSS) BEFORE INCOME TAXES	12,201	11,002	31,908	(41,662)	13,449
Income tax provision (benefit)	(47)	563	685	—	1,201

NET INCOME (LOSS)	$12,248	$10,439	$31,223	$(41,662)	$12,248

	Three Months Ended June 30, 2011
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	Lions Gate Consolidated
			(Amounts in thousands)
STATEMENT OF CASH FLOWS
NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	$7,702	$(77,679)	$25,518	$—	$(44,459)
INVESTING ACTIVITIES:
Investment in equity method investees	(475)	—	—	—	(475)
Increase in loan receivables	—	(1,500)	—	—	(1,500)
Purchases of property and equipment	—	(272)	(139)	—	(411)

NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	(475)	(1,772)	(139)	—	(2,386)

FINANCING ACTIVITIES:
Tax withholding requirements on equity awards	(918)	—	—	—	(918)
Borrowings under senior revolving credit facility	—	95,400	—	—	95,400
Repayments of borrowings under senior revolving credit facility	—	(165,150)	—	—	(165,150)
Borrowings under individual production loans	—	—	48,466	—	48,466
Repayment of individual production loans	—	—	(78,595)	—	(78,595)
Production loan borrowings under film credit facility	—	—	7,711	—	7,711
Production loan repayments under film credit facility	—	—	(8,536)	—	(8,536)
Proceeds from sale of senior secured second-priority notes, net of deferred financing costs	—	192,396	—	—	192,396
Repurchase of convertible senior subordinated notes	—	(19,476)	—	—	(19,476)

NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	(918)	103,170	(30,954)	—	71,298

NET CHANGE IN CASH AND CASH EQUIVALENTS	6,309	23,719	(5,575)	—	24,453

FOREIGN EXCHANGE EFFECTS ON CASH	25	—	143	—	168
CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	795	6,451	79,173	—	86,419

CASH AND CASH EQUIVALENTS — END OF PERIOD	$7,129	$30,170	$73,741	$—	$111,040

	As of March 31, 2011
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	Lions Gate Consolidated
	(Amounts in thousands)
BALANCE SHEET
Assets
Cash and cash equivalents	$795	$6,451	$79,173	$—	$86,419
Restricted cash	13,992	29,466	—	—	43,458
Restricted investments	—	—	—	—	—
Accounts receivable, net	494	4,237	325,893	—	330,624
Investment in films and television programs, net	12	6,391	603,264	(1,910)	607,757
Property and equipment, net	—	8,292	797	—	9,089
Equity method investments	1,123	17,052	132,410	—	150,585
Goodwill	10,173	—	229,081	—	239,254
Other assets	458	34,214	11,650	—	46,322
Assets held for sale	—	—	44,336	—	44,336
Subsidiary investments and advances	102,680	(171,895)	(229,913)	299,128	—

	$129,727	$(65,792)	$1,196,691	$297,218	$1,557,844

Liabilities and Shareholders’ Equity (Deficiency)
Senior revolving credit facility	$—	$69,750	$—	$—	$69,750
Senior secured second-priority notes	—	226,331	—	—	226,331
Accounts payable and accrued liabilities	1,910	52,035	177,031	13	230,989
Participations and residuals	195	11,093	286,290	(96)	297,482
Film obligations and production loans	76	—	326,364	—	326,440
Convertible senior subordinated notes and other financing obligations	—	107,255	3,718	—	110,973
Deferred revenue	—	134	150,803	—	150,937
Liabilities held for sale	—	—	17,396	—	17,396
Shareholders’ equity (deficiency)	127,546	(532,390)	235,089	297,301	127,546

	$129,727	$(65,792)	$1,196,691	$297,218	$1,557,844

	Three Months Ended June 30, 2010
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	Lions Gate Consolidated
	(Amounts in thousands)
STATEMENT OF OPERATIONS
Revenues	$—	$2,048	$329,098	$(4,562)	$326,584
EXPENSES:
Direct operating	—	76	168,034	(10,529)	157,581
Distribution and marketing	—	(1)	140,066	(6)	140,059
General and administration	290	49,713	14,768	(52)	64,719
Depreciation and amortization	—	923	680	—	1,603

Total expenses	290	50,711	323,548	(10,587)	363,962

OPERATING INCOME (LOSS)	(290)	(48,663)	5,550	6,025	(37,378)

Other expenses (income):
Interest expense	—	14,128	670	(255)	14,543
Interest and other income	(36)	(427)	(179)	255	(387)

Total other expenses (income)	(36)	13,701	491	—	14,156

INCOME (LOSS) BEFORE EQUITY INTERESTS AND INCOME TAXES	(254)	(62,364)	5,059	6,025	(51,534)
Equity interests income (loss)	(63,814)	(652)	(11,475)	64,234	(11,707)

INCOME (LOSS) BEFORE INCOME TAXES	(64,068)	(63,016)	(6,416)	70,259	(63,241)
Income tax provision	—	393	434	—	827

NET INCOME (LOSS)	$(64,068)	$(63,409)	$(6,850)	$70,259	$(64,068)

	Three Months Ended June 30, 2010
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	Lions Gate Consolidated
	(Amounts in thousands)
STATEMENT OF CASH FLOWS
NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	$1,761	$(176,013)	$111,319	$—	$(62,933)

INVESTING ACTIVITIES:
Purchases of restricted investments	—	(6,993)	—	—	(6,993)
Proceeds from the sale of restricted investments	—	6,995	—	—	6,995
Buy-out of the earn-out associated with the acquisition of Debmar-Mercury, LLC	—	—	(15,000)	—	(15,000)
Investment in equity method investees	—	—	(22,030)	—	(22,030)
Purchases of property and equipment	—	(196)	(209)	—	(405)

NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	—	(194)	(37,239)	—	(37,433)

FINANCING ACTIVITIES:
Tax withholding requirements on equity awards	(1,497)	—	—	—	(1,497)
Borrowings under senior revolving credit facility	—	243,000	—	—	243,000
Repayments of borrowings under senior revolving credit facility	—	(61,000)	—	—	(61,000)
Borrowings under individual production loans	—	—	13,737	—	13,737
Repayment of individual production loans	—	—	(83,146)	—	(83,146)
Production loan borrowings under Pennsylvania Regional Center credit facility	—	—	494	—	494
Production loan repayments under Pennsylvania Regional Center credit facility	—	—	(246)	—	(246)
Production loan borrowings under film credit facility	—	—	3,118	—	3,118
Production loan repayments under film credit facility	—	—	(419)	—	(419)
Restricted cash collateral requirement under the film credit facility	—	—	(3,666)	—	(3,666)

NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	(1,497)	182,000	(70,128)	—	110,375

NET CHANGE IN CASH AND CASH EQUIVALENTS	264	5,793	3,952	—	10,009

FOREIGN EXCHANGE EFFECTS ON CASH	(44)	—	(639)	—	(683)
CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	814	3,059	65,369	—	69,242

CASH AND CASH EQUIVALENTS — END OF PERIOD	$1,034	$8,852	$68,682	$—	$78,568

20. Consolidating Financial Information — Senior Secured Second-Priority Notes

In October 2009, the Company issued $236.0 million aggregate principal amount of the Senior Notes, and in May 2011, the Company issued an additional $200.0 million aggregate principal amount of the Senior Notes, in a private offering conducted pursuant to Rule 144A and Regulation S under the Securities Act through LGEI.

The Company has agreed to make available to the trustee and the holders of the Senior Notes the following tables which present unaudited condensed consolidating financial information as of June 30, 2011 and March 31, 2011, and for the three months ended June 30, 2011 and 2010 for (1) the Company, on a stand-alone basis, (2) LGEI, on a stand-alone basis, (3) the guarantor subsidiaries of the Company (including the subsidiaries of LGEI), on a combined basis (4) the non-guarantor subsidiaries of the Company (including the subsidiaries of LGEI), on a combined basis and (5) the Company, on a consolidated basis.

	As of June 30, 2011
	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other Subsidiaries		Consolidating	Lions Gate
	Corp.	Inc.	Guarantors	Non-guarantors	Adjustments	Consolidated
	(Amounts in thousands)
BALANCE SHEET
Assets
Cash and cash equivalents	$7,129	$30,170	$1,957	$71,784	$—	$111,040
Restricted cash	13,996	5,782	—	—	—	19,778
Accounts receivable, net	582	4,317	232,490	14,930	—	252,319
Investment in films and television programs, net	12	6,391	615,412	103,930	(167)	725,578
Property and equipment, net	—	7,697	160	585	—	8,442
Equity method investments	899	15,538	22,310	116,938	(2,923)	152,762
Goodwill	10,173	—	198,883	30,198	—	239,254
Other assets	—	46,374	7,921	1,133	—	55,428
Assets held for sale	—	—	—	35,403	—	35,403
Subsidiary investments and advances	110,151	(57,596)	(88,456)	(201,586)	237,487	—

	$142,942	$58,673	$990,677	$173,315	$234,397	$1,600,004

Liabilities and Shareholders’ Equity (Deficiency)
Senior revolving credit facility	$—	$—	$—	$—	$—	$—
Senior secured second-priority notes	—	430,978	—	—	—	430,978
Accounts payable and accrued liabilities	1,250	41,781	98,351	13,702	46	155,130
Participations and residuals	196	10,335	261,417	19,516	(101)	291,363
Film obligations and production loans	76	—	280,942	17,129	—	298,147
Convertible senior subordinated notes and other financing obligations	—	90,484	3,718	—	—	94,202
Deferred revenue	—	45	140,751	35,541	—	176,337
Liabilities held for sale	—	—	—	12,427	—	12,427
Shareholders’ equity (deficiency)	141,420	(514,950)	205,498	75,000	234,452	141,420

	$142,942	$58,673	$990,677	$173,315	$234,397	$1,600,004

	Three Months Ended June 30, 2011
	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other Subsidiaries		Consolidating	Lions Gate
	Corp.	Inc.	Guarantors	Non-guarantors	Adjustments	Consolidated
	(Amounts in thousands)
STATEMENT OF OPERATIONS
Revenues	$—	$11,239	$234,357	$29,727	$(14,064)	$261,259
EXPENSES:
Direct operating	—	(85)	132,226	12,238	(5,021)	139,358
Distribution and marketing	—	(94)	52,262	13,578	(1,000)	64,746
General and administration	1,116	11,872	11,439	3,532	(37)	27,922
Depreciation and amortization	—	867	237	130	—	1,234

Total expenses	1,116	12,560	196,164	29,478	(6,058)	233,260

OPERATING INCOME (LOSS)	(1,116)	(1,321)	38,193	249	(8,006)	27,999

Other expenses (income):
Interest expense	—	14,147	2,174	234	(220)	16,335
Interest and other income	(39)	(492)	(69)	(62)	220	(442)
Loss (gain) on extinguishment of debt	—	531	—	—	—	531

Total other expenses (income)	(39)	14,186	2,105	172	—	16,424

INCOME (LOSS) BEFORE EQUITY INTERESTS AND INCOME TAXES	(1,077)	(15,507)	36,088	77	(8,006)	11,575
Equity interests income (loss)	13,278	26,509	4,852	(575)	(42,190)	1,874

INCOME (LOSS) BEFORE INCOME TAXES	12,201	11,002	40,940	(498)	(50,196)	13,449
Income tax provision (benefit)	(47)	563	617	68	—	1,201

NET INCOME (LOSS)	$12,248	$10,439	$40,323	$(566)	$(50,196)	$12,248

	Three Months Ended June 30, 2011
	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other Subsidiaries		Consolidating	Lions Gate
	Corp.	Inc.	Guarantors	Non-guarantors	Adjustments	Consolidated
	(Amounts in thousands)
STATEMENT OF CASH FLOWS
NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	$7,702	$(77,679)	$30,630	$(5,112)	$—	$(44,459)
INVESTING ACTIVITIES:
Investment in equity method investees	(475)	—	—	—	—	(475)
Increase in loan receivables	—	(1,500)	—	—	—	(1,500)
Purchases of property and equipment	—	(272)	(117)	(22)	—	(411)

NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	(475)	(1,772)	(117)	(22)	—	(2,386)

FINANCING ACTIVITIES:
Tax withholding requirements on equity awards	(918)	—	—	—	—	(918)
Borrowings under senior revolving credit facility	—	95,400	—	—	—	95,400
Repayments of borrowings under senior revolving credit facility	—	(165,150)	—	—	—	(165,150)
Borrowings under individual production loans	—	—	48,223	243	—	48,466
Repayment of individual production loans	—	—	(76,650)	(1,945)	—	(78,595)
Production loan borrowings under film credit facility	—	—	7,711	—	—	7,711
Production loan repayments under film credit facility	—	—	(8,536)	—	—	(8,536)
Proceeds from sale of senior secured second-priority notes, net of deferred financing costs	—	192,396	—	—	—	192,396
Repurchase of convertible senior subordinated notes	—	(19,476)	—	—	—	(19,476)

NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	(918)	103,170	(29,252)	(1,702)	—	71,298

NET CHANGE IN CASH AND CASH EQUIVALENTS	6,309	23,719	1,261	(6,836)	—	24,453

FOREIGN EXCHANGE EFFECTS ON CASH	25	—	—	143	—	168
CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	795	6,451	696	78,477	—	86,419

CASH AND CASH EQUIVALENTS — END OF PERIOD	$7,129	$30,170	$1,957	$71,784	$—	$111,040

	As of March 31, 2011
	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other Subsidiaries		Consolidating	Lions Gate
	Corp.	Inc.	Guarantors	Non-guarantors	Adjustments	Consolidated
	(Amounts in thousands)
BALANCE SHEET
Assets
Cash and cash equivalents	$795	$6,451	$696	$78,477	$—	$86,419
Restricted cash	13,992	29,466	—	—	—	43,458
Restricted investments	—	—	—	—	—	—
Accounts receivable, net	494	4,237	292,860	33,033	—	330,624
Investment in films and television programs, net	12	6,391	513,505	89,137	(1,288)	607,757
Property and equipment, net	—	8,292	189	608	—	9,089
Equity method investments	1,123	17,052	17,405	117,514	(2,509)	150,585
Goodwill	10,173	—	198,883	30,198	—	239,254
Other assets	458	34,214	10,658	992	—	46,322
Assets held for sale	—	—	—	44,336	—	44,336
Subsidiary investments and advances	102,680	(171,895)	(28,053)	(199,205)	296,473	—

	$129,727	$(65,792)	$1,006,143	$195,090	$292,676	$1,557,844

Liabilities and Shareholders’ Equity (Deficiency)
Senior revolving credit facility	$—	$69,750	$—	$—	$—	$69,750
Senior secured second-priority notes	—	226,331	—	—	—	226,331
Accounts payable and accrued liabilities	1,910	52,035	141,715	35,288	41	230,989
Participations and residuals	195	11,093	264,320	21,973	(99)	297,482
Film obligations and production loans	76	—	308,744	17,620	—	326,440
Convertible senior subordinated notes and other financing obligations	—	107,255	3,718	—	—	110,973
Deferred revenue	—	134	123,696	27,107	—	150,937
Liabilities held for sale	—	—	—	17,396	—	17,396
Shareholders’ equity (deficiency)	127,546	(532,390)	163,950	75,706	292,734	127,546

	$129,727	$(65,792)	$1,006,143	$195,090	$292,676	$1,557,844

	Three Months Ended June 30, 2010
	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other Subsidiaries		Consolidating	Lions Gate
	Corp.	Inc.	Guarantors	Non-guarantors	Adjustments	Consolidated
			(Amounts in thousands)
STATEMENT OF OPERATIONS
Revenues	$—	$2,048	$292,166	$39,351	$(6,981)	$326,584
EXPENSES:
Direct operating	—	76	152,492	17,347	(12,334)	157,581
Distribution and marketing	—	(1)	123,265	16,801	(6)	140,059
General and administration	290	49,713	11,078	3,693	(55)	64,719
Depreciation and amortization	—	923	485	195	—	1,603

Total expenses	290	50,711	287,320	38,036	(12,395)	363,962

OPERATING INCOME (LOSS)	(290)	(48,663)	4,846	1,315	5,414	(37,378)

Other expenses (income):
Interest expense	—	14,128	392	278	(255)	14,543
Interest and other income	(36)	(427)	(145)	(34)	255	(387)

Total other expenses (income)	(36)	13,701	247	244	—	14,156

INCOME (LOSS) BEFORE EQUITY INTERESTS AND INCOME TAXES	(254)	(62,364)	4,599	1,071	5,414	(51,534)
Equity interests income (loss)	(63,814)	(652)	(11,474)	(1)	64,234	(11,707)

INCOME (LOSS) BEFORE INCOME TAXES	(64,068)	(63,016)	(6,875)	1,070	69,648	(63,241)
Income tax provision (benefit)	—	393	417	17	—	827

NET INCOME (LOSS)	(64,068)	(63,409)	(7,292)	1,053	69,648	(64,068)

	Three Months Ended June 30, 2010
	Lions Gate	Lions Gate
	Entertainment	Entertainment	Other Subsidiaries		Consolidating	Lions Gate
	Corp.	Inc.	Guarantors	Non-guarantors	Adjustments	Consolidated
			(Amounts in thousands)
STATEMENT OF CASH FLOWS
NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	$1,761	$(176,013)	$100,574	$10,745	$—	$(62,933)

INVESTING ACTIVITIES:
Purchases of restricted investments	—	(6,993)	—	—	—	(6,993)
Proceeds from the sale of restricted investments	—	6,995	—	—	—	6,995
Buy-out of the earn-out associated with the acquisition of Debmar-Mercury, LLC	—	—	(15,000)	—	—	(15,000)
Investment in equity method investees	—	—	(22,030)	—	—	(22,030)
Purchases of property and equipment	—	(196)	(133)	(76)	—	(405)

NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	—	(194)	(37,163)	(76)	—	(37,433)

FINANCING ACTIVITIES:
Tax withholding requirements on equity awards	(1,497)	—	—	—	—	(1,497)
Borrowings under senior revolving credit facility	—	243,000	—	—	—	243,000
Repayments of borrowings under senior revolving credit facility	—	(61,000)	—	—	—	(61,000)
Borrowings under individual production loans	—	—	13,178	559	—	13,737
Repayment of individual production loans	—	—	(83,146)	—	—	(83,146)
Production loan borrowings under Pennsylvania Regional Center credit facility	—	—	494	—	—	494
Production loan repayments under Pennsylvania Regional Center credit facility	—	—	(246)	—	—	(246)
Production loan borrowings under film credit facility	—	—	3,118	—	—	3,118
Production loan repayments under film credit facility	—	—	(419)	—	—	(419)
Restricted cash collateral requirement under the film credit facility	—	—	(3,666)	—	—	(3,666)

NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	(1,497)	182,000	(70,687)	559	—	110,375

NET CHANGE IN CASH AND CASH EQUIVALENTS	264	5,793	(7,276)	11,228	—	10,009

FOREIGN EXCHANGE EFFECTS ON CASH	(44)	—	—	(639)	—	(683)
CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	814	3,059	8,152	57,217	—	69,242

CASH AND CASH EQUIVALENTS — END OF PERIOD	$1,034	$8,852	$876	$67,806	$—	$78,568

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

Revenues

Our revenues are derived from the Motion Pictures and Television Production segments, as described below. Our revenues are derived from the U.S., Canada, the United Kingdom, Australia and other foreign countries; none of the non-U.S. countries individually comprised greater than 10% of total revenues for the three months ended June 30, 2011 and 2010.

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

Recent Developments

Additional Issuance of Senior Secured Second-Priority Notes. On May 13, 2011, Lions Gate Entertainment Inc. (“LGEI”), our wholly-owned subsidiary, issued approximately $200.0 million aggregate principal amount of senior secured second-priority notes due 2016 (the “May 2011 Senior Notes”) in a private offering conducted pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended (the “Securities Act”). The May 2011 Senior Notes were issued pursuant to a supplemental indenture dated as of May 13, 2011 (the “Supplemental Indenture”) to the indenture dated as of October 21, 2009 (the “October 2009 Indenture”), among LGEI, the Company, the subsidiary guarantors party thereto, and U.S. Bank National Association, as trustee. LGEI had issued $236.0 million aggregate principal amount of 10.25% senior secured second priority notes due 2016 (the “October 2009 Senior Notes”) under the October 2009 Indenture on October 21, 2009. The Supplemental Indenture amended the October 2009 Indenture to, among other things, enable LGEI to issue additional notes having the same terms as the October 2009 Senior Notes, except for the issue date, issue price and first interest payment, in an aggregate principal amount of up to $200.0 million. The May 2011 Senior Notes were sold at 102.219% of the principal amount plus accrued interest thereon from May 1, 2011, resulting in gross proceeds of approximately $204.4 million and net proceeds of approximately $192.4 million after estimated fees and expenses, including $5.6 million paid in connection with the consent solicitation of holders of the October 2009 Senior Notes. A portion of the proceeds were used to pay down amounts outstanding under our senior secured credit facility. The May 2011 Senior Notes accrue interest at a rate of 10.25% per annum from May 1, 2011 and will be payable semiannually on May 1 and November 1 of each year, commencing on November 1, 2011. The May 2011 Senior Notes will mature on November 1, 2016.

May 2011 Repurchase of a Portion of the October 2004 2.9375% Notes. In May 2011, LGEI paid $19.5 million to repurchase $19.4 million of aggregate principal amount (carrying value — $18.9 million) of the 2.9375% Convertible Senior Subordinated Notes (the “October 2004 2.9375% Notes”).

CRITICAL ACCOUNTING POLICIES

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The application of the following accounting policies, which are important to our financial position and results of operations, requires significant judgments and estimates on the part of management. As described more fully below, these estimates bear the risk of change due to the inherent uncertainty attached to the estimate. In some cases, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ materially from our estimates. For example, accounting for films and television programs requires us to estimate future revenue and expense amounts which, due to the inherent uncertainties involved in making such estimates, are likely to differ to some extent from actual results. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. For a summary of all of our accounting policies, including the accounting policies discussed below, see Note 2 to our audited consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011.

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

Due to the inherent uncertainties involved in making such estimates of ultimate revenues and expenses, these estimates have differed in the past from actual results and are likely to differ to some extent in the future from actual results. In addition, in the normal course of our business, some films and titles are more successful than anticipated and some are less successful than anticipated. Our management regularly reviews and revises when necessary its ultimate revenue and cost estimates, which may result in a change in the rate of amortization of film costs and participations and residuals and/or write-down of all or a portion of the unamortized costs of the film or television program to its estimated fair value. Our management estimates the ultimate revenue based on experience with similar titles or title genre, the general public appeal of the cast, actual performance (when available) at the box office or in markets currently being exploited, and other factors such as the quality and acceptance of motion pictures or programs that our competitors release into the marketplace at or near the same time, critical reviews, general economic conditions and other tangible and intangible factors, many of which we do not control and which may change.

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

Sales Returns Allowance. Revenues are recorded net of estimated returns and other allowances. We estimate reserves for DVD/Blu-ray returns based on previous returns experience, point-of-sale data available from certain retailers, current economic trends, and projected future sales of the title to the consumer based on the actual performance of similar titles on a title-by-title basis in each of the DVD/Blu-ray businesses. Factors affecting actual returns include, among other factors, limited retail shelf space at various times of the year, success of advertising or other sales promotions, and the near term release of competing titles. We believe that our estimates have been materially accurate in the past; however, due to the judgment involved in establishing reserves, we may have adjustments to our historical estimates in the future. Our estimate of future returns affects reported revenue and operating income. If we underestimate the impact of future returns in a particular period, then we may record less revenue in later periods when returns exceed the estimated amounts. If we overestimate the impact of future returns in a particular period, then we may record additional revenue in later periods when returns are less than estimated. An incremental change of 1% in our estimated sales returns rate (i.e., provisions for returns divided by gross sales of related product) for home entertainment products would have had an approximately $1.0 million impact on our total revenue in the three months ended June 30, 2011.

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

Goodwill. Goodwill is reviewed annually for impairment each fiscal year or between the annual tests if an event occurs or circumstances change that indicate it is more likely than not that the fair value of a reporting unit is less than its carrying value. We perform our annual impairment test as of January 1 in each fiscal year. We performed our last annual impairment test on our goodwill as of January 1, 2011. No goodwill impairment was identified in any of our reporting units. Determining the fair value of reporting units requires various assumptions and estimates. The estimates of fair value include consideration of the future projected operating results and cash flows of the reporting unit. Such projections could be different than actual results. Should actual results be significantly less than estimates, the value of our goodwill could be impaired in the future.

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

Business Acquisitions. We account for business acquisitions as a purchase, whereby the purchase price is allocated to the assets acquired and liabilities assumed based on their estimated fair value. The excess of the purchase price over estimated fair value of the net identifiable assets is allocated to goodwill. Determining the fair value of assets and liabilities requires various assumptions and estimates. These estimates and assumptions are refined with adjustments recorded to goodwill as information is gathered and final appraisals are completed over a one-year allocation period. The changes in these estimates or different assumptions used in determining these estimates could impact the amount of assets, including goodwill and liabilities, ultimately recorded in our balance sheet and could impact our operating results subsequent to such acquisition. We believe that our assumptions and estimates have been materially accurate in the past.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update relating to the presentation of other comprehensive income. The accounting update eliminates the option to present components of other comprehensive income as part of the statement of stockholders’ equity. Instead, companies must report comprehensive income in either a single continuous statement of comprehensive income (which would contain the current income statement presentation followed by the components of other comprehensive income and a total amount for comprehensive income), or in two separate but consecutive statements. This guidance is effective for our fiscal year beginning April 1, 2012. We do not expect the guidance to have a material impact on our consolidated financial statements.

In May 2011, the FASB issued an accounting standard update related to fair value measurements and disclosures to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and International Financial Reporting Standards. This guidance includes amendments that clarify the intent about the application of existing fair value measurement requirements, while other amendments change a principle or requirement for measuring fair value or for disclosing information about fair value measurements. Specifically, the guidance requires additional disclosures for fair value measurements that are based on significant unobservable inputs. The updated guidance is to be applied prospectively and is effective for our interim and annual periods beginning April 1, 2012. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

Results of Operations

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

The following table sets forth the components of consolidated revenue by segment for the three months ended June 30, 2011 and 2010:

	Three Months Ended	Three Months Ended	Increase (Decrease)
	June 30, 2011	June 30, 2010	Amount	Percent
		(Amounts in millions)
Consolidated Revenue
Motion Pictures	$192.6	$272.7	$(80.1)	(29.4%	)
Television Production	68.7	53.9	14.8	27.5%

	$261.3	$326.6	$(65.3)	(20.0%	)

Our largest component of revenue comes from home entertainment. The following table sets forth total home entertainment revenue for both the Motion Pictures and Television Production reporting segments for the three months ended June 30, 2011 and 2010:

	Three Months Ended	Three Months Ended	Increase (Decrease)
	June 30, 2011	June 30, 2010	Amount	Percent
		(Amounts in millions)
Home Entertainment Revenue (1)
Motion Pictures	$86.8	$131.1	$(44.3)	(33.8%	)
Television Production	6.1	5.8	0.3	5.2%

	$92.9	$136.9	$(44.0)	(32.1%	)

(1)	See reclassification footnote under the table in the Motion Pictures Revenue discussion below.

Motion Pictures Revenue

The following table sets forth the components of revenue and the changes in these components for the motion pictures reporting segment for the three-month periods ended June 30, 2011 and 2010:

	Three Months Ended	Three Months Ended	Increase (Decrease)
	June 30, 2011	June 30, 2010	Amount	Percent
	(Amounts in millions)
Motion Pictures
Theatrical	$27.1	$71.3	$(44.2)	(62.0%	)
Home Entertainment (1)	86.8	131.1	(44.3)	(33.8%	)
Television (1)	43.3	10.2	33.1	NM
International	11.6	29.1	(17.5)	(60.1%	)
Lionsgate UK	12.5	16.3	(3.8)	(23.3%	)
Mandate Pictures	9.8	13.3	(3.5)	(26.3%	)
Other	1.5	1.4	0.1	7.1%

	$192.6	$272.7	$(80.1)	(29.4%	)

NM — Percentage not meaningful

(1)	For the three months ended June 30, 2011, pay-per-view and video-on-demand revenue is included in Home Entertainment revenue rather than Television revenue in order to be consistent with the way management currently categorizes and analyzes those media types. For the three months ended June 30, 2010, $19.8 million of pay-per-view and video-on-demand revenue was reclassified from Television revenue to Home Entertainment revenue to be consistent with the current period presentation.

Motion Pictures — Theatrical Revenue

The following table sets forth the titles contributing significant theatrical revenue by fiscal years theatrical slate and the month of their release for the three-month periods ended June 30, 2011 and 2010:

Three Months Ended June 30,
2011		2010
	Theatrical Release Date		Theatrical Release Date
Fiscal 2012 Theatrical Slate:		Fiscal 2011 Theatrical Slate:
Madea’s Big Happy Family	April 2011	Killers	June 2010
		Kick-Ass	April 2010
		Why Did I Get Married Too?	April 2010

Theatrical revenue of $27.1 million decreased $44.2 million, or 62.0%, in this quarter as compared to the prior year’s quarter. The decrease in theatrical revenue in the current quarter as compared to the prior year’s quarter is due to a decrease in the number of theatrical releases in the current quarter as compared to the prior year’s quarter.

Motion Pictures — Home Entertainment Revenue

The following table sets forth the titles contributing significant motion pictures home entertainment revenue for the three-month periods ended June 30, 2011 and 2010:

Three Months Ended June 30,
2011		2010
	DVD Release Date		DVD Release Date
Fiscal 2011 Theatrical Slate:		Fiscal 2010 Theatrical Slate:
Rabbit Hole	April 2011	From Paris With Love	June 2010
The Next Three Days	March 2011	Daybreakers	May 2010
Saw 3D	January 2011	The Spy Next Door	May 2010
Alpha and Omega	January 2011	Brothers	March 2010
The Last Exorcism	January 2011	Precious	March 2010
The Expendables	November 2010	Gamer	January 2010
Direct-to-DVD, acquired and licensed brands, acquired library & other:
Biutiful	May 2011
I Love You Phillip Morris	April 2011
The Switch	March 2011

The following table sets forth the components of home entertainment revenue by product category for the three-month periods ended June 30, 2011 and 2010:

	Three Months Ended June 30,
	2011			2010
	Packaged Media	Electronic Media	Total	Packaged Media	Electronic Media	Total
			(Amounts in millions)
Home entertainment revenues (1)
Fiscal 2011 Theatrical Slate	$8.1	$17.3	$25.4	$—	$—	$—
Fiscal 2010 Theatrical Slate	1.0	0.2	1.2	52.5	18.0	70.5
Fiscal 2009 Theatrical Slate	0.4	0.4	0.8	1.7	0.3	2.0
Fiscal 2008 & Prior Theatrical Slate	4.1	0.7	4.8	5.2	1.0	6.2
Direct-to-DVD, acquired and licensed brands, acquired library & other	43.0	8.8	51.8	35.6	9.1	44.7
Other	2.3	0.5	2.8	6.3	1.4	7.7

	$58.9	$27.9	$86.8	$101.3	$29.8	$131.1

(1)	See reclassification footnote (1) under the table in the Motion Pictures Revenue discussion above.

Home entertainment revenue of $86.8 million decreased $44.3 million, or 33.8%, in the current quarter as compared to the prior year’s quarter. The decrease in home entertainment revenue is primarily due to a decrease in revenue from packaged media of $42.4 million, primarily due to a decrease in the contribution of revenue from the theatrical slates as listed above. The decrease in revenue contributed by the theatrical slates is primarily due to no significant wide release titles from our fiscal 2011 theatrical slate being released on DVD in the current quarter as compared to three titles from the 2010 theatrical slate released on DVD in the prior year’s quarter.

Motion Pictures — Television Revenue

The following table sets forth the titles contributing significant motion pictures television revenue for the three-month periods ended June 30, 2011 and 2010:

Three Months Ended June 30,
2011	2010
Fiscal 2011 Theatrical Slate:	Fiscal 2008 Theatrical Slate:
Alpha and Omega	Rambo
For Colored Girls	Direct-to-DVD, acquired and licensed brands,
Saw 3D	acquired library & other:
The Expendables	Skinwalkers
Fiscal 2009 Theatrical Slate:
Transporter 3

The following table sets forth the components of television revenue by product category for the three-month periods ended June 30, 2011 and 2010:

	Three Months Ended June 30,
	2011	2010
	(Amounts in millions)
Television revenues (1)
Fiscal 2011 Theatrical Slate	$35.3	$—
Fiscal 2010 Theatrical Slate	—	1.0
Fiscal 2009 Theatrical Slate	3.2	—
Fiscal 2008 & Prior Theatrical Slate	1.7	5.0
Direct-to-DVD, acquired and licensed brands, acquired library & other	2.5	3.1
Other	0.6	1.1

	$43.3	$10.2

(1)	See reclassification footnote (1) under the table in the Motion Pictures Revenue discussion above.

Television revenue included in motion pictures revenue of $43.3 million increased $33.1 million, or 324.5%, in the current quarter as compared to the prior year’s quarter. The increase in television revenue in the current quarter compared to the prior year’s quarter is mainly due to the number and performance of titles in the theatrical slates listed above with television availability windows opening in the current quarter. The contribution of television revenue from the titles listed above was $37.2 million in fiscal 2011 compared to $4.3 million in fiscal 2010, and the contribution of television revenue from titles not listed above was $6.1 million in fiscal 2011 compared to $5.9 million in fiscal 2010.

Motion Pictures — International Revenue

The following table sets forth the titles contributing significant motion pictures international revenue for the three-month periods ended June 30, 2011 and 2010:

Three Months Ended June 30,
2011	2010
Fiscal 2011 Theatrical Slate:	Fiscal 2011 Theatrical Slate:
Alpha and Omega	Kick-Ass
Kick-Ass	Killers
Saw 3D	Fiscal 2010 Theatrical Slate:
The Next Three Days	Brothers
Daybreakers
Saw VI

The following table sets forth the components of international revenue by product category for the three-month periods ended June 30, 2011 and 2010:

	Three Months Ended June 30,
	2011	2010
	(Amounts in millions)
International revenues
Fiscal 2012 Theatrical Slate	$0.3	$—
Fiscal 2011 Theatrical Slate	5.7	12.8
Fiscal 2010 Theatrical Slate	0.9	9.3
Fiscal 2009 Theatrical Slate	0.2	1.9
Fiscal 2008 & Prior Theatrical Slate	1.4	1.7
Direct-to-DVD, acquired and licensed brands, acquired library & other	2.9	3.1
Other	0.2	0.3

	$11.6	$29.1

International revenue included in motion pictures revenue of $11.6 million decreased $17.5 million, or 60.1%, in the current quarter as compared to the prior year’s quarter. The decrease in international revenue in the current quarter compared to the prior year’s quarter is mainly due to the revenues generated by the titles and product categories listed above.

Motion Pictures — Lionsgate UK Revenue

The following table sets forth the titles contributing significant Lionsgate UK revenue for the three-month periods ended June 30, 2011 and 2010:

Three Months Ended June 30,
2011	2010
Fiscal 2011 Theatrical Slate:	Fiscal 2010 Theatrical Slate:
The Expendables	Brothers
The Next Three Days	Daybreakers
LGUK Theatrical Slate:	LGUK Theatrical Slate:
Blitz	Harry Brown
The Hurt Locker
Direct-to-DVD, acquired and licensed brands,
acquired library & other:
The Imaginarium of Doctor Parnassus

The following table sets forth the components of Lionsgate UK revenue by product category for the three-month periods ended June 30, 2011 and 2010:

	Three Months Ended June 30,
	2011	2010
	(Amounts in millions)
Lionsgate UK revenues
Fiscal 2011 Theatrical Slate	$4.4	$0.6
Fiscal 2010 Theatrical Slate	0.3	4.6
Fiscal 2009 Theatrical Slate	—	0.3
Fiscal 2008 & Prior Theatrical Slate	0.3	0.2
Lionsgate UK and third party product	5.0	7.3
Direct-to-DVD, acquired and licensed brands, acquired library & other	2.0	2.2
Other	0.5	1.1

	$12.5	$16.3

Lionsgate UK revenue of $12.5 million decreased $3.8 million, or 23.3%, in the current quarter as compared to the prior year’s quarter. The decrease in Lionsgate UK revenue in the current quarter compared to the prior year’s quarter is mainly due to the revenue generated by the titles and product categories listed above.

Motion Pictures — Mandate Pictures Revenue

The following table sets forth the titles contributing significant Mandate Pictures revenue for the three-month periods ended June 30, 2011 and 2010:

Three Months Ended June 30,
2011	2010
50/50	Peacock
Juno	The Switch
Whip It	Whip It

Mandate Pictures revenue includes revenue from the sales and licensing of domestic and worldwide rights of titles developed or acquired by Mandate Pictures to third-party distributors or international sub-distributors. Mandate Pictures revenue of $9.8 million decreased $3.5 million, or 26.3%, in the current quarter as compared to the prior year’s quarter.

Television Production Revenue

Television production revenue of $68.7 million increased $14.8 million, or 27.5%, in the current quarter as compared to the prior year’s quarter. The following table sets forth the components and the changes in the components of revenue that make up television production revenue for the three-month periods ended June 30, 2011 and 2010:

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Increase (Decrease)
			Amount	Percent
		(Amounts in millions)
Television Production
Domestic series licensing
Lionsgate Television	$7.9	$8.4	$(0.5)	(6.0%)
Debmar-Mercury	42.0	31.8	10.2	32.1%

Total domestic series licensing	49.9	40.2	9.7	24.1%
International	12.6	7.8	4.8	61.5%
Home entertainment releases of television production	6.1	5.8	0.3	5.2%
Other	0.1	0.1	—	0.0%

	$68.7	$53.9	$14.8	27.5%

Revenues included in domestic series licensing increased in the current quarter mainly due to higher revenue generated from Debmar-Mercury, and higher international revenue in the current quarter as compared to the prior year’s quarter.

The following table sets forth the number of television episodes and hours included in Lionsgate Television domestic series licensing revenue in the three-month periods ended June 30, 2011 and 2010, respectively:

		Three Months Ended				Three Months Ended
		June 30, 2011				June 30, 2010
		Episodes	Hours			Episodes	Hours
Weeds Season 7	1/2hr	2	1.0	Mad Men Season 4	1hr	1	1.0
Pilots	1hr	1	1.0	Scream Queens Season 2	1hr	8	8.0

		3	2.0			9	9.0

Revenues included in domestic series licensing from Debmar-Mercury increased in the current quarter due to increased revenue from the deliveries of the television series Are We There Yet, House of Payne, Weeds Season 6, and The Wendy Williams Show.

International revenue increased in the current quarter due to an increase in episodes of programming delivered internationally. International revenue in the current quarter included revenue from Blue Mountain State Season 2, Weeds Seasons 5 and 6, Mad Men Season 4, and Paris Hilton’s My New BFF: Dubai. International revenue in the prior year’s quarter included revenue from Blue Mountain State Season 1, Crash Season 2, and Mad Men Season 3.

The increase in revenue from home entertainment releases of television production is primarily driven by revenue from Weeds Season 6 (released February 2011) and Mad Men Season 4 (released March 2011) in the current quarter, as compared to revenue from Weeds Season 5 (released January 2010) and Mad Men Season 3 (released March 2010) in the prior year’s quarter.

Direct Operating Expenses

The following table sets forth direct operating expenses by segment for the three months ended June 30, 2011 and 2010:

	Three Months Ended			Three Months Ended
	June 30, 2011			June 30, 2010
	Motion Pictures	Television Production	Total	Motion Pictures	Television Production	Total
	(Amounts in millions)
Direct operating expenses
Amortization of films and television programs	$57.8	$27.2	$85.0	$78.5	$22.7	$101.2
Participation and residual expense	29.0	26.1	55.1	35.7	20.7	56.4
Other expenses	(0.6)	(0.1)	(0.7)	0.1	(0.1)	—

	$86.2	$53.2	$139.4	$114.3	$43.3	$157.6

Direct operating expenses as a percentage of segment revenues	44.8%	77.4%	53.3%	41.9%	80.3%	48.3%

Direct operating expenses of the motion pictures segment of $86.2 million for this quarter were 44.8% of motion pictures revenue, compared to $114.3 million, or 41.9% of motion pictures revenue for the prior year’s quarter. The increase in direct operating expense of the motion pictures segment in the current quarter as a percent of revenue is primarily due to the change in the mix of product generating revenue compared to the prior year’s quarter. Investment in film write-downs of the motion pictures segment during the current quarter totaled approximately $0.1 million compared to $0.7 million for the prior year’s quarter.

Direct operating expenses of the television production segment of $53.2 million for the current quarter were 77.4% of television revenue, compared to $43.3 million, or 80.3%, of television revenue for the prior year’s quarter. The decrease in direct operating expenses as a percent of television revenue is primarily due to the continuing success of shows like Weeds, relative to total television revenue, and also due to lower charges for write-downs of television film costs in the current quarter as compared to the prior year’s quarter. In the current quarter, $1.6 million of charges for write-downs of television film costs were included in the amortization of television programs, compared to $3.2 million in the prior year’s quarter.

Distribution and Marketing Expenses

The following table sets forth distribution and marketing expenses by segment for the three months ended June 30, 2011 and 2010:

	Three Months Ended June 30, 2011			Three Months Ended June 30, 2010
	Motion Pictures	Television Production	Total	Motion Pictures	Television Production	Total
	(Amounts in millions)
Distribution and marketing expenses
Theatrical	$26.4	$—	$26.4	$83.7	$—	$83.7
Home Entertainment (1)	24.7	1.5	26.2	40.3	0.8	41.1
Television (1)	—	2.7	2.7	0.4	2.0	2.4
International	0.9	1.1	2.0	2.0	1.2	3.2
Lionsgate UK	6.7	0.3	7.0	9.2	0.3	9.5
Other	0.4	—	0.4	—	0.2	0.2

	$59.1	$5.6	$64.7	$135.6	$4.5	$140.1

(1)	For the three months ended June 30, 2011, pay-per-view and video-on-demand distribution and marketing expenses is included in Home Entertainment rather than Television distribution and marketing expenses in order to be consistent with the way management currently categorizes and analyzes those media types. For the three months ended June 30, 2010, $0.7 million of pay-per-view and video-on-demand distribution and marketing expenses were reclassified from Television to Home Entertainment distribution and marketing expenses to be consistent with the current period presentation.

The majority of distribution and marketing expenses relate to the motion pictures segment. Theatrical prints and advertising (“P&A”) in the motion pictures segment in the current quarter of $26.4 million decreased $57.3 million, compared to $83.7 million in the prior year’s quarter. Domestic theatrical P&A from the motion pictures segment in this quarter included P&A incurred on the release of Madea’s Big Happy Family. In addition, approximately $13.1 million of P&A was incurred on titles that did not contribute significant revenue in the quarter, of which $11.0 million was P&A incurred in advance for films to be released in subsequent quarters, such as Conan, Warrior, and Abduction . Domestic theatrical P&A from the motion pictures segment in the prior year’s quarter included P&A incurred on the release of Kick-Ass, Killers, and Why Did I Get Married Too?, which individually represented between 7% and 49% of total theatrical P&A and, in the aggregate, accounted for approximately 89% of total theatrical P&A. Approximately $9.3 million of P&A was incurred on titles that did not contribute significant revenue in the prior year’s quarter, of which $8.6 million was P&A related to titles released subsequent to that quarter including The Expendables and The Last Exorcism.

Home entertainment distribution and marketing costs on motion pictures and television product in this quarter of $26.2 million decreased $14.9 million, or 36.3%, compared to $41.1 million in the prior year’s quarter, primarily due to lower distribution and marketing cost associated with lower revenues. Home entertainment distribution and marketing costs as a percentage of home entertainment revenues was 28.2% and 30.0% in the current quarter and prior year’s quarter, respectively. The decrease in home entertainment distribution and marketing costs as a percentage of home entertainment revenues was primarily due to an increase in the percentage of home entertainment revenue from electronic media, which has a lower ratio of distribution and marketing costs as a percentage of home entertainment revenue, as compared to overall home entertainment revenue in the current quarter as compared to the prior year’s quarter.

Lionsgate UK distribution and marketing expenses in the motion pictures segment in the current quarter of $6.7 million decreased from $9.2 million in the prior year’s quarter.

General and Administrative Expenses

The following table sets forth general and administrative expenses by segment for the three months ended June 30, 2011 and 2010:

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Increase (Decrease)
			Amount	Percent
	(Amounts in millions)
General and administrative expenses
Motion Pictures	$12.2	$11.6	$0.6	5.2%
Television Production	2.7	3.1	(0.4)	(12.9%)
Shared services and corporate expenses, excluding items below	14.3	15.4	(1.1)	(7.1%)

Total general and administrative expenses before stock-based compensation expense and shareholder activist matter expenses	29.2	30.1	(0.9)	(3.0%)

Stock-based compensation expense	2.6	27.3	(24.7)	(90.5%)
Shareholder activist matter	(3.9)	7.3	(11.2)	(153.4%)

	(1.3)	34.6	(35.9)	(103.8%)

Total general and administrative expenses	$27.9	$64.7	$(36.8)	(56.9%)

Total general and administrative expenses as a percentage of revenue	10.7%	19.8%

General and administrative expenses excluding stock-based compensation expense and shareholder activist matter expenses, as a percentage of revenue	11.2%	9.2%

Total General and Administrative Expenses

General and administrative expenses decreased by $36.8 million, or 56.9%, as reflected in the table above and further discussed below.

Motion Pictures

General and administrative expenses of the motion pictures segment increased $0.6 million, or 5.2%, mainly due to an increase in salary and related expenses. In the current quarter, $2.4 million of motion pictures production overhead was capitalized compared to $2.2 million in the prior year’s quarter.

Television Production

General and administrative expenses of the television production segment decreased $0.4 million, or 12.9%. In the current quarter, $1.4 million of television production overhead was capitalized compared to $1.0 million in the prior year’s quarter.

Shared Services and Corporate Expenses

Shared services and corporate expenses excluding stock-based compensation expense and shareholder activist matter costs decreased $1.1 million, or 7.1%, mainly due to decreases of $1.2 million in salary and related expenses, $0.9 million in other unallocated shared services and corporate expenses, partially offset by an increase of $1.0 million in legal and professional fees primarily associated with the sale of Maple Pictures.

Stock-based compensation expense decreased $24.7 million, mainly due to $21.9 million of expense in the prior year’s quarter associated with the immediate vesting of equity awards of certain executive officers triggered by the “change in control” provisions in their respective employment agreements.

Shareholder activist matter costs decreased $11.2 million as a result of no significant shareholder activist or related costs being incurred in the current quarter and a benefit in the current quarter resulting from a negotiated settlement of costs incurred and recorded in the prior fiscal year.

Stock-Based Compensation Expense. The following table sets forth stock-based compensation expense included in shared services and corporate expenses for the three months ended June 30, 2011 and 2010:

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Increase (Decrease)
			Amount	Percent
	(Amounts in millions)
Stock-Based Compensation Expense:
Stock options	$—	$2.5	$(2.5)	(100.0%)
Restricted share units and other share-based compensation	2.2	19.7	(17.5)	(88.8%)
Stock appreciation rights	0.4	5.1	(4.7)	(92.2%)

	$2.6	$27.3	$(24.7)	(90.5%)

At June 30, 2011, as disclosed in Note 16 to the unaudited condensed consolidated financial statements, there were unrecognized compensation costs of approximately $7.9 million related to stock options and restricted share units previously granted, including annual installments of share grants that were subject to performance targets, which will be expensed over the remaining vesting periods. At June 30, 2011, 381,698 shares of restricted share units have been awarded to two key executive officers, the vesting of which will be subject to performance targets to be set annually by our Compensation Committee of the Board of Directors. These restricted share units will vest in two annual installments assuming annual performance targets have been met. The fair value of the 381,698 shares, whose future annual performance targets have not been set, was $2.5 million, based on the market price of the our common shares as of June 30, 2011. The market value will be remeasured when the annual performance criteria are set and the value will be expensed over the remaining vesting periods once it becomes probable that the performance targets will be satisfied.

Depreciation, Amortization and Other Expenses (Income)

Depreciation and amortization of $1.2 million this quarter decreased $0.4 million from $1.6 million in the prior year’s quarter.

Interest expense of $16.3 million this quarter increased $1.8 million, or 12.4%, from the prior year’s quarter of $14.5 million. The following table sets forth the components of interest expense for the three months ended June 30, 2011 and 2010:

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010
	(Amounts in millions)
Interest Expense
Cash Based:
Senior revolving credit facility	$0.8	$1.7
Convertible senior subordinated notes	1.1	2.0
Senior secured second-priority notes	8.8	6.0
Other	1.0	0.3

	11.7	10.0

Non-Cash Based:
Amortization of discount on liability component of convertible senior subordinated notes	2.1	3.4
Amortization of discount (premium) on senior secured second-priority notes	0.2	0.3
Amortization of deferred financing costs	2.3	0.8

	4.6	4.5

	$16.3	$14.5

Interest and other income was $0.4 million for the quarter ended June 30, 2011, compared to $0.4 million in the prior year’s quarter.

Loss on extinguishment of debt was $0.5 million for the three months ended June 30, 2011, resulting from the May 2011 repurchase of approximately $19.4 million in aggregate principal amount of the October 2004 2.9375% Notes compared to nil in the prior year’s quarter.

The following table represents our portion of the income or (loss) of our equity method investees based on our percentage ownership for the three months ended June 30, 2011 and 2010:

	June 30, 2011 Ownership Percentage	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010
		(Amounts in millions)
Horror Entertainment, LLC (“FEARnet”)	34.5%	$0.1	$0.5
NextPoint, Inc. (“Break.com”)	42.0%	(1.3)	(0.3)
Roadside Attractions, LLC	43.0%	—	0.1
Studio 3 Partners, LLC (“EPIX”) (1)	31.2%	4.8	(12.0)
TV Guide Network (2)	51.0%	(0.9)	—
Tiger Gate	45.9%	(0.8)	(0.1)

		$1.9	$(11.7)

(1)	We license certain of our theatrical releases and other films and television programs to EPIX. A portion of the profits of these licenses reflecting our ownership share in the venture are eliminated through an adjustment to the equity interest income (loss) of the venture. These profits are recognized as they are realized by the venture. For the three months ended June 30, 2011, we recognized $35.2 million of revenue and $21.6 million of gross profit on the licensing of films to EPIX before eliminations. The equity interest gain for EPIX for the three months ended June 30, 2011 includes $7.5 million, which represents our share of the EPIX income of $24.1 million for the three months ended March 31, 2011, and $3.8 million representing the realization of a portion of the profits previously eliminated on licenses to the venture, reduced by the elimination of our share of profits on sales to EPIX of $6.6 million. EPIX expects to report net income of approximately $17 million for its quarter ended June 30, 2011, of which our pro rata share will be recorded in the quarter ended September 30, 2011.
(2)	We license certain films and/or television programs to TV Guide Network. A portion of the profits of these licenses reflecting our ownership share in the venture are eliminated through an adjustment to the equity interest loss of the venture. These profits are recognized as they are realized by the venture. For the three months ended June 30, 2011, we recognized $2.9 million of revenue and $0.9 million of gross profit on the licensing of television programs to TV Guide Network before eliminations. The equity interest loss for TV Guide Network for the three months ended June 30, 2011 includes $4.2 million, which represents our share of the TV Guide Network losses of $8.2 million for the three months ended June 30, 2011, and $0.5 million representing the elimination of our share of profits on sales to TV Guide Network, reduced by the realization of a portion of the profits previously eliminated on licenses to TV Guide Network of $0.1 million and our share of income from the accretion of dividend and discount on TV Guide Network’s redeemable preferred stock units of $3.6 million.

Income Tax Provision

We had an income tax expense of $1.2 million, or 8.9%, of income before income taxes in the three months ended June 30, 2011, compared to a expense of $0.8 million, or (1.3%), of loss before income taxes in the three months ended June 30, 2010. The tax expense reflected in the current quarter is primarily attributable to deferred U.S. income taxes and foreign withholding taxes. Our actual annual effective tax rate will differ from the statutory federal rate as a result of several factors, including changes in the valuation allowance against net deferred tax assets, non-temporary differences, foreign income taxed at different rates, and state and local income taxes. Income tax loss carryforwards, subject to certain limitations that may prevent us from fully utilizing them, amount to approximately $179.0 million for U.S. federal income tax purposes available to reduce income taxes over twenty years, $123.5 million for U.S. state income tax purposes available to reduce income taxes over future years with varying expirations, $31.7 million for Canadian income tax purposes available to reduce income taxes over 20 years with varying expirations, and $6.8 million for UK income tax purposes available indefinitely to reduce future income taxes.

Net Income

Net income for the three months ended June 30, 2011 was $12.2 million, or basic and diluted net income per common share of $0.09 on 137.0 million and 137.4 million weighted average common shares outstanding, respectively. This compares to net loss for the three months ended June 30, 2010 of $64.1 million, or basic and diluted net loss per common share of $0.54 on 118.2 million weighted average common shares outstanding.

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

Senior Revolving Credit Facility

Outstanding Amount. At June 30, 2011, we had no outstanding borrowings (March 31, 2011 — $69.8 million).

Availability of Funds. At June 30, 2011, there was $325.0 million available (March 31, 2011 — $255.2 million). The senior revolving credit facility provides for borrowings and letters of credit up to an aggregate of $340 million. The availability of funds is limited by a borrowing base and also reduced by outstanding letters of credit which amounted to $15.0 million at June 30, 2011 (March 31, 2011 — $15.0 million).

Maturity Date. The senior revolving credit facility expires July 25, 2013.

Interest. As of June 30, 2011, the senior revolving credit facility bore interest of 2.5% over the “Adjusted LIBOR” rate (effective interest rate of 2.69% and 2.74% as of June 30, 2011 and March 31, 2011, respectively).

Commitment Fee. We are required to pay a quarterly commitment fee based upon 0.5% per annum on the total senior revolving credit facility of $340 million less the amount drawn.

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

Senior Secured Second-Priority Notes

On October 21, 2009, Lions Gate Entertainment Inc. (“LGEI”), our wholly-owned subsidiary, issued $236.0 million aggregate principal amount of senior secured second-priority notes due 2016 (the “October 2009 Senior Notes”) in a private offering conducted pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended (the “Securities Act”).

On May 13, 2011, LGEI issued approximately $200.0 million aggregate principal amount of senior secured second-priority notes due 2016 (the “May 2011 Senior Notes”, and collectively with the October 2009 Senior Notes, the “Senior Notes”) in a private offering conducted pursuant to Rule 144A and Regulation S under the Securities Act. The May 2011 Senior Notes were issued pursuant the Supplemental Indenture among LGEI, the Company, the subsidiary guarantors party thereto, and U.S. Bank National Association, as trustee. The Supplemental Indenture amended the October 2009 Senior Notes Indenture to, among other things, enable the Issuer to issue additional notes having the same terms as the October 2009 Senior Notes, except for the issue date, issue price and first interest payment, in an aggregate principal amount of up to $200.0 million.

Outstanding Amount. The outstanding amount is set forth in the table below:

	June 30, 2011
	Principal	Unamortized Premium/ (Discount)	Net Carrying Amount
	(Amounts in thousands)
Senior Secured Second-Priority Notes
October 2009 Senior Notes	$236,000	$(9,343)	$226,657
May 2011 Senior Notes	200,000	4,321	204,321

	$436,000	$(5,022)	$430,978

Maturity Date. The Senior Notes are due November 1, 2016.

Original Issue Discount/Premium. The October 2009 Senior Notes were issued by LGEI at an initial price of 95.222% (original issue discount — 4.778%) of the principal amount. The May 2011 Senior Notes were issued by LGEI at an initial price of 102.219% (original issue premium — 2.219%) of the principal amount, plus accrued interest thereon from May 1, 2011, resulting in gross proceeds of approximately $204.4 million and net proceeds of approximately $192.4 million after estimated fees and expenses, including $5.6 million paid in connection with the consent solicitation of holders of the October 2009 Senior Notes. The original issue discount/premium, interest and deferred financing costs are being amortized through November 1, 2016 using the effective interest method. As of June 30, 2011 the remaining amortization period was 5.3 years.

Interest. The Senior Notes pay interest semi-annually on May 1 and November 1 of each year at a rate of 10.25% per year.

Security. The Senior Notes are guaranteed on a senior secured basis by us, and certain wholly-owned subsidiaries of both us and LGEI. The Senior Notes are ranked junior in right of payment to our senior revolving credit facility, ranked equally in right of payment to our subordinated notes, and ranked senior to any of our unsecured debt.

Covenants. The Senior Notes contain certain restrictions and covenants that, subject to certain exceptions, limit our ability to incur additional indebtedness, pay dividends or repurchase our common shares, make certain loans or investments, and sell or otherwise dispose of certain assets subject to certain conditions, among other limitations.

Under the terms of the Senior Notes, there are certain covenants which restrict our ability to incur certain additional indebtedness, make certain “restricted payments” as defined, and other items. These covenants require certain ratios, such as the Secured Leverage Ratio and Consolidated Leverage Ratio (as defined in the indentures), meet certain specified thresholds before such additional indebtedness, restricted payments or other items are permitted under the terms of the indenture. These ratios are partially based on the net borrowing base amount, as calculated pursuant to the indenture. The following table sets forth the total gross and net borrowing base and certain components of the borrowing base as prescribed by the indenture to the Senior Notes:

Borrowing Base Definition Clause (2)	Category Name	June 30, 2011
		Gross (1)		Rate	Net (1)
		(Amounts in millions)
(i)	Eligible Major Domestic Receivables	$138.8	@	100%	$138.8
(ii)	Eligible Acceptable Domestic Receivables	127.1	@	90%	114.4
(iii)	Eligible Acceptable Foreign Receivables	37.2	@	85%	31.6
(iv)	Acceptable Tax Credits	43.6	@	85%/75%	35.1
(v)	Other Domestic Receivables	11.7	@	50%	5.9
(vi)	Other Foreign Receivables	24.2	@	50%	12.1

	Borrowing Base from Receivables	$382.6			$337.9
(vii)	Eligible Film Library	594.5		50%	297.2
(viii)	Eligible Video Cassette Inventory	35.2		50%	10.0
(ix)	Total Home Video, Pay Television, Free Television Credits	161.0		Misc.	161.0
(xiii)	Cash Collateral Accounts	1.4		100%	1.4
(xiv)	P&A Credit	5.6		50%	2.8

	Borrowing Base at June 30, 2011	$1,180.3			$810.3

(1)	Gross amount represents the amount as of each applicable category and the net amounts represents the acceptable portion of that amount permitted to be counted in the Borrowing Base (as defined) under the indenture.
(2)	The following numbered clauses from the Borrowing Base definition were either not applicable or not material as of June 30,, 2011: (x) Direct to Video Credit; (xi) Foreign Rights Credit; (xii) Eligible L/C Receivables.

Convertible Senior Subordinated Notes

As of June 30, 2011 we have convertible senior subordinated notes outstanding of $117.0 million in aggregate principal amount (carrying value — $90.5 million). In October 2011, March 2012 and March 2015 $26.9 million, $23.5 million and $66.6 million, respectively, of these convertible senior subordinated notes are redeemable by the holder.

May 2011 Repurchase of a Portion of October 2004 2.9375% Notes. In May 2011, LGEI paid $19.5 million to repurchase $19.4 million of aggregate principal amount (carrying value — $18.9 million) of the October 2004 2.9375% Notes. We recorded a loss on extinguishment in the quarter ended June 30, 2011 of $0.5 million, which includes $0.1 million of deferred financing costs written off. The loss represented the excess of the fair value of the liability component of the October 2004 2.9375% Notes repurchased over their carrying values, plus the deferred financing costs written off. The amount of consideration recorded as a reduction of shareholders’ equity represents the equity component of the October 2004 2.9375% Notes repurchased.

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

Key Terms of Convertible Senior Subordinated Notes:

October 2004 2.9375% Notes. In October 2004, LGEI sold $150.0 million of the October 2004 2.9375% Notes.

Outstanding Amount: As of June 30, 2011, $26.9 million of aggregate principal amount (carrying value — $26.4 million) of the October 2004 2.9375% Notes remain outstanding.

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

February 2005 3.625% Notes. In February 2005, LGEI sold $175.0 million of the February 2005 3.625% Notes.

Outstanding Amount: As of June 30, 2011, $23.5 million of aggregate principal amount (carrying value — $22.5 million) of the February 2005 3.625% Notes remain outstanding.

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

Outstanding Amount: As of June 30, 2011, $66.6 million of aggregate principal amount (carrying value — $41.6 million) of the April 2009 3.625% Notes remain outstanding.

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

Production Loans and Participation Financing Arrangements

Individual Production Loans

As of June 30, 2011 amounts outstanding under individual production loans was $151.7 million. Individual productions loans represent individual loans for the production of film and television programs that we produce. Individual production loans have contractual repayment dates either at or near the expected completion date, with the exception of certain loans containing repayment dates on a longer term basis. Individual production loans of $106.7 million incur interest at rates ranging from 3.39% to 3.83%, and approximately $45.0 million of production loans are non-interest bearing.

Film Credit Facility

On October 6, 2009, we entered into a revolving film credit facility agreement, as amended effective December 31, 2009 and June 22, 2010 (the “Film Credit Facility”), which provides for borrowings for the acquisition or production of motion pictures.

Outstanding Amount. At June 30, 2011, we had borrowings of $19.6 million (March 31, 2011 — $20.4 million).

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

Interest. As of June 30, 2011, the Film Credit Facility bore interest of 3.25% over the “LIBO” rate (as defined in the credit agreement). The weighted average interest rate on borrowings outstanding as of June 30, 2011 was 3.44% (March 31, 2011 — 3.49%).

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

Outstanding Amount. At June 30, 2011, we had borrowings of $65.5 million (fair value — $62.4 million) (March 31, 2011 — $65.5 million).

Availability of Funds. At June 30, 2011, there were no amounts available under this agreement (March 31, 2011 — nil).

Maturity Date. All amounts borrowed under this loan agreement with the Pennsylvania Regional Center are due April 11, 2013, five years from the date that we began to borrow under this agreement.

Interest. Amounts borrowed under the agreement carry an interest rate of 1.5%, which is payable semi-annually.

Security. The loan is secured by a first priority security interest in our film library pursuant to an intercreditor agreement with our senior lender under our senior revolving credit facility. Pursuant to the terms of our senior revolving credit facility, we are required to maintain certain collateral equal to the loans outstanding plus 5% under this facility. Such collateral can consist of cash, cash equivalents or debt securities, including our convertible senior subordinated notes repurchased. As of June 30, 2011, $72.8 million principal value (fair value — $72.4 million) of our convertible senior subordinated notes repurchased in December 2009 (see Note 10) was held as collateral under our senior revolving credit facility (March 31, 2011 — $72.8 million principal value, $72.4 million fair value).

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

Société Générale de Financement du Québec. On July 30, 2007, we entered into a four-year filmed entertainment slate participation agreement with Société Générale de Financement du Québec (“SGF”), the Québec provincial government’s investment arm. SGF will provide up to 35% of production costs of television and feature film productions produced in Québec for a four-year period for an aggregate participation of up to $140 million, and we will advance all amounts necessary to fund the remaining budgeted costs. The maximum aggregate of budgeted costs over the four-year period will be $400 million, including our portion, but no more than $100 million per year. In connection with this agreement, we and SGF will proportionally share in the proceeds derived from the productions after we deduct a distribution fee, recoup all distribution expenses and releasing costs, and pay all applicable third party participations and residuals. Under the terms of the arrangement, $35 million was available through July 30, 2011. Of the $35 million available through July 30, 2011, $5.7 million was provided through June 30, 2011, with the remaining commitment expiring on July 30, 2011.

Filmed Entertainment Backlog

Filmed Entertainment Backlog. Backlog represents the amount of future revenue not yet recorded from contracts for the licensing of films and television product for television exhibition and in international markets. Backlog at June 30, 2011 and March 31, 2011 is $546.0 million and $532.0 million, respectively.

Discussion of Operating, Investing, Financing Cash Flows

Cash Flows Used in Operating Activities. Cash flows used in operating activities for the three months ended June 30, 2011 were $44.5 million compared to cash flows used in operating activities in the three months ended June 30, 2010 of $62.9 million. The decrease in cash used in operating activities was primarily due to net income generated for the three months ended June 30, 2011 compared to a net loss for the three months ended June 30, 2010 and increases in cash provided by changes in restricted cash, accounts receivable, and participation and residuals, offset by an increase in investment in films and television programs, decreases in accounts payable and accrued liabilities, amortization of films and television programs, and non-cash stock-based compensation investment, and equity interest income for the three months ended June 30, 2011 compared to equity interest loss for the three months ended June 30, 2010.

Cash Flows Used in Investing Activities. Cash flows used in investing activities of $2.4 million for the three months ended June 30, 2011 consisted of $0.4 million for purchases of property and equipment, $0.5 million of capital contributions to companies accounted as equity method investments, and $1.5 million for an increase in loans made to Break Media. Cash flows used in investing activities of $37.4 million for the three months ended June 30, 2010 consisted of $15.0 million for the buy-out of the earn-out associated with the acquisition of Debmar-Mercury, $0.4 million for purchases of property and equipment and $22.0 million of capital contributions to companies accounted as equity method investments.

Cash Flows Provided by Financing Activities. Cash flows provided by financing activities of $71.3 million for the three months ended June 30, 2011 resulted from the receipt of net proceeds of $192.4 million from the sale of the May 2011 Senior Notes, borrowings of $95.4 million under the senior revolving credit facility, $56.2 million under production loans, partially offset by $165.2 million repayment on the senior revolving credit facility, $87.1 million repayment of production loans, $19.5 million payment on the repurchase of convertible senior subordinated notes, and $0.9 million paid for tax withholding requirements associated with our equity awards. Cash flows provided by financing activities of $110.4 million for the three months ended June 30, 2010 resulted from borrowings of $243.0 million under the senior revolving credit facility and increased production loans of $17.3 million, offset by $61.0 million repayment on the senior revolving credit facility, $83.8 million repayment of production loans, $3.7 million increase in restricted cash collateral requirement under the Film Credit Facility and $1.5 million paid for tax withholding requirements associated with our equity awards.

Anticipated Cash Requirements. The nature of our business is such that significant initial expenditures are required to produce, acquire, distribute and market films and television programs, while revenues from these films and television programs are earned over an extended period of time after their completion or acquisition. We believe that cash flow from operations, cash on hand, senior revolving credit facility availability, tax-efficient financing, available production financing, and the proceeds from the issuance of our May 2011 Senior Notes will be adequate to meet known operational cash requirements for the foreseeable future, including the funding of future film and television production, film rights acquisitions and theatrical and video release schedules, and future equity method investment funding requirements. We monitor our cash flow liquidity, availability, fixed charge coverage, capital base, film spending and leverage ratios with the long-term goal of maintaining our credit worthiness.

Our current financing strategy is to fund operations and to leverage investment in films and television programs through our cash flow from operations, our senior revolving credit facility, single-purpose production financing, the Film Credit Facility, government incentive programs, film funds, and distribution commitments. In addition, we may acquire businesses or assets, including individual films or libraries that are complementary to our business. Any such transaction could be financed through our cash flow from operations, credit facilities, equity or debt financing. If additional financing beyond our existing cash flows from operations and credit facilities cannot fund such transactions, there is no assurance that such financing will be available on terms acceptable to us. We may also dispose of businesses or assets, including individual films or libraries, and use the net proceeds from such dispositions to fund operations or such acquisitions, or to repay debt.

Table of Debt and Other Financing Obligations and Contractual Commitments

The following table sets forth our future nine-month and annual repayment of debt and other financing obligations outstanding, and our contractual commitments as of June 30, 2011:

	Nine Months Ended March 31,	Year Ended March 31,
	2012	2013	2014	2015	2016	Thereafter	Total

Future annual repayment of debt and other financing obligations recorded as of June 30, 2011
Senior revolving credit facility	$—	$—	$—	$—	$—	$—	$—
Film obligations(1)	28,124	16,875	13,766	6,553	—	—	65,318
Production loans(1)
Individual production loans	79,991	56,734	15,000	—	—	—	151,725
Pennsylvania Regional Center production loans	—	—	65,500	—	—	—	65,500
Film Credit Facility	12,486	7,119	—	—	—	—	19,605
Principal amounts of convertible senior subordinated notes and other financing obligations (2)
October 2004 2.9375% Notes (carrying value of $26.4 million at June 30, 2011)	26,931	—	—	—	—	—	26,931
February 2005 3.625% Notes (carrying value of $22.5 million at June 30, 2011)	23,470	—	—	—	—	—	23,470
April 2009 3.625% Notes (carrying value of $41.6 million at June 30, 2011)	—	—	—	66,581	—	—	66,581
Other financing obligations	—	3,718	—	—	—	—	3,718
Principal amount of senior secured second-priority notes, due November 2016 (carrying value of $431.0 million at June 30, 2011)	—	—	—	—	—	436,000	436,000

	$171,002	$84,446	$94,266	$73,134	$—	$436,000	$858,848
Contractual commitments by expected repayment date
Distribution and marketing commitments (3)	$48,087	$81,988	$—	$—	$—	$—	$130,075
Minimum guarantee commitments (4)	113,190	34,206	300	3,103	6,438	—	157,237
Production loan commitments (4)	10,235	82,723	—	—	—	—	92,958
Cash interest payments on subordinated notes and other financing obligations	3,882	2,440	2,414	2,414	—	—	11,150
Cash interest payments on senior secured second priority notes	22,345	44,690	44,690	44,690	44,690	44,690	245,795
Operating lease commitments	6,938	9,481	9,544	9,011	4,181	625	39,780
Other contractual obligations	529	—	—	—	—	—	529
Employment and consulting contracts	27,568	22,586	10,192	2,697	1,892	—	64,935

	$232,774	$278,114	$67,140	$61,915	$57,201	$45,315	$742,459

Total future commitments under contractual obligations	$403,776	$362,560	$161,406	$135,049	$57,201	$481,315	$1,601,307

(1)	Film obligations include minimum guarantees and theatrical marketing obligations. Production loans represent loans for the production of film and television programs that we produce. Repayment dates are based on anticipated delivery or release date of the related film or contractual due dates of the obligation.
(2)	The future repayment dates of the convertible senior subordinated notes represent the first possible redemption date by the holder for each note respectively.
(3)	Distribution and marketing commitments represent contractual commitments for future expenditures associated with distribution and marketing of films which we will distribute. The payment dates of these amounts are primarily based on the anticipated release date of the film.
(4)	Minimum guarantee commitments represent contractual commitments related to the purchase of film rights for pictures to be delivered in the future. Production loan commitments represent amounts committed for future film production and development to be funded through production financing and recorded as a production loan liability when incurred. Future payments under these commitments are based on anticipated delivery or release dates of the related film or contractual due dates of the commitment. The amounts include future interest payments associated with the commitment.

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

Currency Rate Risk. We enter into forward foreign exchange contracts to hedge our foreign currency exposures on future production expenses denominated in various foreign currencies. As of June 30, 2011, we had outstanding forward foreign exchange contracts to sell Canadian $1.1 million in exchange for US$1.1 million over a period of two months at a weighted average exchange rate of one Canadian dollar equals US$1.00. Additionally, we had outstanding forward foreign exchange contracts to buy Canadian $9.9 million in exchange for US$10.4 million over a period of four months at a weighted average exchange rate of one US$ equals Canadian $0.95. We also had outstanding forward foreign exchange contracts to sell British Pound Sterling £12.2 million in exchange for US$19.6 million over a period of eight months at a weighted average exchange rate of one British Pound Sterling equals US$1.60. Changes in the fair value representing a net unrealized fair value gain on foreign exchange contracts that qualified as effective hedge contracts outstanding during the three months ended June 30, 2011 amounted to less than $0.1 million and are included in accumulated other comprehensive loss, a separate component of shareholders’ equity. These contracts are entered into with a major financial institution as counterparty. We are exposed to credit loss in the event of nonperformance by the counterparty, which is limited to the cost of replacing the contracts, at current market rates. We do not require collateral or other security to support these contracts.

Interest Rate Risk. Certain of our borrowings, primarily borrowings under its senior revolving credit facility, certain production loans and the Film Credit Facility, are, and are expected to continue to be, at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and its net income would decrease. The applicable margin with respect to loans under the senior revolving credit facility is a percentage per annum equal to 2.50% plus an adjusted rate based on LIBOR. The applicable margin with respect to loans under the Film Credit Facility is a percentage per annum equal to 3.25% over the “LIBO” rate (as defined in the Film Credit Facility agreement). Assuming the senior revolving credit facility and the Film Credit Facility are fully drawn, based on the applicable LIBOR in effect as of June 30, 2011, each quarter point change in interest rates would result in a $0.9 million change in annual interest expense on the senior revolving credit facility and $0.3 million change in annual interest expense on the Film Credit Facility. The variable interest production loans incur interest at rates ranging from approximately 3.39% to 3.83% and applicable margins ranging from 3.25% over the one, three, six or twelve-month LIBOR. A quarter point increase of the interest rates on the outstanding principal amount of our variable rate production loans would result in $0.3 million in additional costs capitalized to the respective film or television asset.

The following table presents our financial instruments that are sensitive to changes in interest rates. The table also presents the cash flows of the principal amounts of the financial instruments with the related weighted-average interest rates by expected maturity dates and the fair value of the instrument as of June 30, 2011:

	Nine Months Ended March 31,	Year Ended March 31,
	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value June 30, 2011
Variable Rates:
Senior Revolving Credit Facility (1)	$—	$—	$—	$—	$—	$—	—	—
Average Interest Rate	—	—	—	—	—	—
Production Loans (2):
Individual production loans	50,004	56,734	—	—	—	—	106,738	106,738
Average Interest Rate	3.59%	3.55%	—	—	—	—
Film Credit Facility	19,605	—	—	—	—	—	19,605	19,605
Average Interest Rate	3.44%	—	—	—	—	—
Fixed Rates:
Production Loans (3):
Pennsylvania Regional Center production loans	—	—	65,500	—	—	—	65,500	62,441
Average Interest Rate	—	—	1.50%	—	—	—
Principal Amounts of Convertible Senior Subordinated Notes (4):
October 2004 2.9375% Notes	26,931	—	—	—	—	—	26,931	27,002
Average Interest Rate	2.94%	—	—	—	—	—
February 2005 3.625% Notes	23,470	—	—	—	—	—	23,470	23,326
Average Interest Rate	3.63%	—	—	—	—	—
April 2009 3.625% Notes	—	—	—	66,581	—	—	66,581	60,220
Average Interest Rate	—	—	—	3.63%	—	—
Other Financing Obligations (5)	—	3,718	—	—	—	—	3,718	3,718
Average Interest Rate	—	8.02%	—	—	—	—
Principal Amount of Senior Secured Second-Priority Notes (6)	—	—	—	—	—	436,000	436,000	439,270
Average Interest Rate	—	—	—	—	—	10.25%

	$120,010	$60,452	$65,500	$66,581	$—	$436,000	$748,543	$742,320

(1)	Senior revolving credit facility, which expires July 25, 2013 bears interest of 2.50% over the Adjusted LIBOR rate. At June 30, 2011, we had no outstanding borrowings under this facility.
(2)	Amounts owed to film production entities on anticipated delivery date or release date of the titles or the contractual due dates of the obligation. Production loans of $106.7 million incur interest at rates ranging from approximately 3.39% to 3.83%. Not included in the table above are approximately $45.0 million of production loans which are non-interest bearing.
(3)	Long term production loans with a fixed interest rate equal to 1.5%.
(4)	The future repayment dates of the convertible senior subordinated notes represent the first possible redemption date by the holder for each note respectively.
(5)	Other financing obligation with fixed interest rate equal to 8.02%.
(6)	Senior secured second-priority notes with a fixed interest rate equal to 10.25%.

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

As of June 30, 2011, the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures were effective as of June 30, 2011.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

On July 23, 2010, Icahn Partners LP, a limited partnership governed by the laws of Delaware and certain entities affiliated with Icahn Partners LP (collectively, the “Offeror”) filed a petition in the Supreme Court of British Columbia (the “BC Court”) against the Company, Dr. Mark Rachesky, MHR Fund Management LLC and MHR Institutional Partners III LP (the “MHR Fund”) and Kornitzer Capital Management, Inc. (the “BC Action”). The Offeror filed an amended petition on July 26, 2010. Dr. Mark Rachesky, a director of the Company, is the managing member of MHR Institutional Partners III LP’s general partner. Among other things, the Offeror claimed that a July 20, 2010 Refinancing Exchange Agreement (the “Exchange”) between the Company and Kornitzer Capital Management, Inc. to exchange certain convertible notes of Lions Gate Entertainment Inc. (“LGEI”), as well as the Note Sale (as defined below) and Conversion (as defined below), were “oppressive” to the Offeror under British Columbia law. The Offeror sought, among other things, orders (1) declaring that the Company is oppressing its shareholders, (2) prohibiting MHR Institutional Partners III LP from transferring or voting its new shares, (3) prohibiting the Company from issuing any securities, (4) unwinding the July 20 transactions between the MHR Fund, the Company, and Kornitzer Capital Management, Inc. (which includes the Exchange, the Note Sale and the Conversion) and (5) compensating the petitioners. The BC Court heard argument during the week of October 11, 2010. On November 1, 2010, the BC Court issued a final order and decision dismissing the Offeror’s claims in their entirety and awarding costs to Company. On November 2, 2010, the Offeror announced its intent to appeal the decision. On November 5, 2010, a single Justice of the British Columbia Court of Appeal denied the Offeror’s application for an expedited appeal or, in the alternative, an order prohibiting the Company from scheduling its 2010 annual general meeting of shareholders before January 21, 2011. The Offeror’s application to vary this order was denied by a panel of the British Columbia Court of Appeal on December 7, 2010. The British Columbia Court of Appeal heard oral argument on the Offeror’s appeal from the final order and decision of the BC Court on March 24, 2011. The appeal was dismissed on May 10, 2011. For purposes of this Item 1, the “Note Sale” means the July 20, 2010 entry into a Purchase Agreement and subsequent sale of the New Notes received by Kornitzer Capital Management, Inc. in the Exchange to MHR Institutional Partners III LP. Additionally, the “Conversion” means, after the consummation of the Note Sale, the July 20, 2010 exercise by MHR Institutional Partners III LP of conversion rights under the New Notes whereby the New Notes were converted in full into 16,236,305 common shares of the Company.

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

On July 26, 2010, the Offeror filed suit in New York Supreme Court against the Company, the Board of Directors of the Company, LGEI, Dr. Rachesky, the MHR Fund, MHR Institutional Advisors II LLC, MHR Institutional Advisors III LLC, and Kornitzer Capital Management, Inc. and its principal John C. Kornitzer (the “New York Action”). The Offeror claims, among other things, that the Exchange and subsequent issuance of common shares of the Company to Dr. Rachesky’s fund through the Conversion constitutes (1) a breach of a certain July 9, 2010 letter agreement between the Company and the Offeror; (2) tortious interference with the same July 9 letter agreement; and (3) tortious interference with prospective business relationships. The complaint seeks, among other things, a preliminary and permanent injunction rescinding the Exchange and share issuance; a preliminary injunction prohibiting all defendants from voting their shares in any election of directors or any other shareholder vote; and an award of compensatory and punitive damages. On August 26, 2010, the defendants moved to dismiss or stay the New York Action. On November 15, 2010, the Offeror filed a motion for a preliminary injunction. The Offeror’s motion for a preliminary injunction was denied on December 9, 2010. On March 30, 2011, defendants’ motion to dismiss the complaint was granted in its entirety and the complaint was dismissed. The Offeror filed a notice of appeal on April 4, 2011.

On October 28, 2010, the Company filed an action in the United States District Court for the Southern District of New York against Carl Icahn, Brett Icahn, and various investment vehicles controlled by Carl Icahn. The action is captioned Lions Gate Entertainment Corp. v. Carl C. Icahn, Brett Icahn, Icahn Partners LP, High River Limited Partnership, Hopper Investments LLC, Barberry Corp., Icahn Onshore LP, Icahn Offshore LP, Icahn Capital LP, IPH GP LLC, Icahn Enterprises Holdings L.P., Icahn Enterprises G.P. Inc., and Beckton Corp., No. 10-CV-8169. The complaint, filed as Exhibit (a)(8) to the Company’s Amendment No. 7 to the Schedule 14D-9, filed with the Securities and Exchange Commission on October 29, 2010, alleges violations of Sections 13(d), 14(a), 14(d), and 14(e) of the Securities Exchange Act of 1934, and certain rules promulgated thereunder, and tortious interference with prospective business relations under state law. The complaint sought damages and injunctive relief, including an order requiring the defendants to make corrective disclosures before the Company’s 2010 annual general meeting of shareholders. On November 22, 2010, the Offeror moved to dismiss the complaint. The Company amended its complaint on December 3, 2010. The Offeror moved to dismiss the amended complaint on December 17, 2010. Following oral argument on March 18, 2011, the Court granted in part and denied in part the Offeror’s motion to dismiss. The Court granted the Offeror’s motion to dismiss with respect to the Company’s claims alleging that the Offeror violated Sections 13(d), 14(a), 14(d) (except for Section 14(d)(7) as discussed below) and 14(e) of the Exchange Act, and certain rules promulgated thereunder, and tortious interference with prospective business relations under state law. The Court denied the Offeror’s motion to dismiss with respect to the Company’s claim alleging that the Offeror violated Section 14(d)(7) of the Exchange Act, and Rule 14d-10(a)(2) promulgated thereunder, by offering special consideration to a particular shareholder in the course of its tender offer when it was required to offer all shareholders the highest consideration paid to any single shareholder, and the suit is ongoing with respect to that remaining claim. The Court denied the Offeror’s motion for reconsideration on June 20, 2011.

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

Item 1A. Risk Factors.

Other than as set forth below, there were no other material changes to the risk factors previously reported in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011.

An increase in the ownership of our common shares by certain shareholders could trigger a change in control under the agreements governing our long-term indebtedness.

The agreements governing certain of our long-term indebtedness contain change in control provisions that are triggered when any of our shareholders, directly or indirectly, acquires ownership or control in excess of a certain percentage of our common shares. As of June 30, 2011, three of our shareholders, Carl C. Icahn, Mark H. Rachesky, M.D. and Capital Research Global Investors and their respective affiliates, beneficially owned approximately 32.7%, 29.4% and 9.2%, respectively, of our outstanding common shares.

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

Our senior secured credit facility and the Film Credit Facility also provide that a change in control, which includes a person or group acquiring ownership or control in excess of 50% of our outstanding common shares, will be an event of default that permits lenders to accelerate the maturity of borrowings thereunder and to enforce security interests in the collateral securing such debt, thereby limiting our ability to raise cash to purchase our outstanding senior secured note and convertible senior subordinated notes. Any of our future debt agreements may contain similar provisions.

Certain shareholders own a majority of our outstanding common shares.

As of June 30, 2011, three of our shareholders beneficially owned an aggregate of 96,750,173 of our common shares, or approximately 70.9% of the outstanding shares. In addition, one of these shareholders, Mark H. Rachesky, M.D., the beneficial owner of approximately 28.9% of our outstanding common shares currently serves on our Board of Directors. Accordingly, these three shareholders, collectively, have the power to exercise substantial influence over us and on matters requiring approval by our shareholders, including the election of directors, the approval of mergers and other significant corporate transactions. This concentration of ownership may make it more difficult for other shareholders to effect substantial changes in our company and may also have the effect of delaying, preventing or expediting, as the case may be, a change in control of our company.

Sales of a substantial number of shares of our common shares, or the perception that such sales might occur, could have an adverse effect on the price of our common shares, and therefore our ability to raise additional capital to fund our operations.

As of June 30, 2011, over 70% of our common shares were held beneficially by certain individuals and institutional investors who each had ownership of greater than 5% of our common shares. Sales by such individuals and institutional investors of a substantial number of shares of our common shares into the public market, or the perception that such sales might occur, could have an adverse effect on the price of our common shares, which could materially impair our ability to raise capital through the sale of common shares or debt that is convertible into our common shares.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Securities

On May 31, 2007, our Board of Directors authorized the repurchase of up to $50 million of our common shares. Thereafter, on each of May 29, 2008 and November 6, 2008, as part of its regularly scheduled meetings, our Board of Directors authorized the repurchase up to an additional $50 million of our common shares, subject to market conditions. The additional resolutions increased the total authorization to $150 million. The common shares may be purchased, from time to time, at the Company’s discretion, including the quantity, timing and price thereof. Such purchases will be structured as permitted by securities laws and other legal requirements. During the period from the authorization date through December 31, 2010, 6,787,310 shares have been repurchased at a cost of approximately $65.2 million (including commission costs). The share repurchase program has no expiration date.

There were no purchases of shares of our common stock by us during the three months ended June 30, 2011.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Removed and Reserved.

Item 5. Other Information.

The Company’s 2011 Annual General Meeting of Shareholders will be held on September 13, 2011. The Board of Directors of the Company has fixed the close of business on August 5, 2011 as the record date for determining the shareholders entitled to receive notice of the annual general meeting or any continuations, adjournments or postponements thereof.

Item 6. Exhibits.

Exhibit Number	Description of Documents

3.1 (1)	Articles

3.2 (2)	Notice of Articles

3.3 (3)	Vertical Short Form Amalgamation Application

3.4 (3)	Certificate of Amalgamation

4.1 (4)	Supplemental Indenture dated May 13, 2011 among Lions Gate Entertainment Inc., Lions Gate Entertainment Corp., the subsidiary guarantors named therein and U.S Bank National Association, as trustee

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in Extensible Business Reporting Language (XBRL): (i ) the Condensed Consolidated Balance Sheets,
(ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Shareholder’s Equity, (iv) the Condensed consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements

(1)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005 as filed on June 29, 2005.
(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2010, as filed on February 9, 2011
(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007 as filed on May 30, 2007.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on May 13, 2011

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIONS GATE ENTERTAINMENT CORP.

	By:	/s/ James Keegan
		Name:	James Keegan
Date: August 9, 2011		Title:	Duly Authorized Officer and Chief Financial Officer