Form 10-Q
period 2011-09-30
LIONS GATE ENTERTAINMENT CORP /CN/
filed 2011-11-09
CIK 929351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________
Form 10-Q
___________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File No.: 1-14880
___________________________________________________________
Lions Gate Entertainment Corp.
(Exact name of registrant as specified in its charter)
___________________________________________________________

British Columbia, Canada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1055 West Hastings Street, Suite 2200
Vancouver, British Columbia V6E 2E9
and
2700 Colorado Avenue, Suite 200
Santa Monica, California 90404
(Address of principal executive offices)
___________________________________________________________
(877) 848-3866
(Registrant’s telephone number, including area code)
___________________________________________________________
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at November 1, 2011
Common Shares, no par value per share	137,447,583 shares

FORWARD-LOOKING STATEMENTS
This report includes statements that are, or may deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward looking statements can be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “potential,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “forecasts,” “may,” “will,” “could,” “would” or “should” or, in each case, their negative or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this report and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, growth, strategies and the industry in which we operate.
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
We caution you that forward-looking statements made in this report or anywhere else are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate may differ materially and adversely from those made in or suggested by the forward-looking statements contained in this report as a result of various important factors, including, but not limited to, the substantial investment of capital required to produce and market films and television series, increased costs for producing and marketing feature films and television series, budget overruns, limitations imposed by our credit facilities and notes, unpredictability of the commercial success of our motion pictures and television programming, risks related to our acquisition strategy and integration of acquired businesses, the effects of dispositions of businesses or assets, including individual films or libraries, the cost of defending our intellectual property, difficulties in integrating acquired businesses, technological changes and other trends affecting the entertainment industry, and the other risks and uncertainties discussed under Part I, Item 1.A. “Risk Factors” found in our Annual Report on Form 10-K filed with the SEC on May 31, 2011, which risk factors are incorporated herein by reference, as updated by the risk factors found under Part II, Item 1A. Risk Factors herein. In addition, even if our results of operations, financial condition and liquidity, and the development of the industry in which we operate are consistent with the forward-looking statements contained in this report, those results or developments may not be indicative of results or developments in subsequent periods.
Any forward-looking statements, which we make in this report, speak only as of the date of such statement, and we undertake no obligation to update such statements. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless expressed as such, and should only be viewed as historical data.
Unless otherwise indicated or the context requires, all references to the “Company,” “Lionsgate,” “we,” “us,” and “our” refer to Lions Gate Entertainment Corp., a corporation organized under the laws of the province of British Columbia, Canada, and its direct and indirect subsidiaries.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2011	March 31, 2011
	(Amounts in thousands, except share amounts)
ASSETS
Cash and cash equivalents	$29,526	$86,419
Restricted cash	22,478	43,458
Accounts receivable, net of reserves for returns and allowances of $69,605 (March 31, 2011 - $90,715) and provision for doubtful accounts of $2,052 (March 31, 2011 - $2,427)	389,923	330,624
Investment in films and television programs, net	820,728	607,757
Property and equipment, net	8,682	9,089
Equity method investments	155,987	150,585
Goodwill	233,201	239,254
Other assets	54,910	46,322
Assets held for sale	—	44,336
Total assets	$1,715,435	$1,557,844
LIABILITIES
Senior revolving credit facility	$23,000	$69,750
Senior secured second-priority notes	431,161	226,331
Accounts payable and accrued liabilities	249,841	230,989
Participations and residuals	308,535	297,482
Film obligations and production loans	373,362	326,440
Convertible senior subordinated notes and other financing obligations	96,241	110,973
Deferred revenue	195,808	150,937
Liabilities held for sale	—	17,396
Total liabilities	1,677,948	1,430,298
Commitments and contingencies
SHAREHOLDERS’ EQUITY
Common shares, no par value, 500,000,000 shares authorized, 137,362,130 and 136,839,445 shares issued at September 30, 2011 and March 31, 2011, respectively	646,243	643,200
Accumulated deficit	(526,547)	(514,230)
Accumulated other comprehensive loss	(5,121)	(1,424)
	114,575	127,546
Treasury shares, no par value, 11,040,493 shares at September 30, 2011 (March 31, 2011 - nil)	(77,088)	—
Total shareholders’ equity	37,487	127,546
Total liabilities and shareholders’ equity	$1,715,435	$1,557,844
See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
	(Amounts in thousands, except per share amounts)
Revenues	$358,081	$456,316	$619,340	$782,900
Expenses:
Direct operating	206,344	238,208	345,702	395,789
Distribution and marketing	141,642	162,443	206,388	302,502
General and administration	29,428	33,678	57,350	98,397
Gain on sale of asset disposal group	(10,967)	—	(10,967)	—
Depreciation and amortization	681	1,473	1,915	3,076
Total expenses	367,128	435,802	600,388	799,764
Operating income (loss)	(9,047)	20,514	18,952	(16,864)
Other expenses (income):
Interest expense
Contractual cash based interest	14,160	9,614	25,875	19,705
Amortization of debt discount (premium) and deferred financing costs	3,409	4,215	8,029	8,667
Total interest expense	17,569	13,829	33,904	28,372
Interest and other income	(928)	(366)	(1,370)	(753)
Loss on extinguishment of debt	436	14,505	967	14,505
Total other expenses, net	17,077	27,968	33,501	42,124
Loss before equity interests and income taxes	(26,124)	(7,454)	(14,549)	(58,988)
Equity interests income (loss)	2,630	(20,715)	4,504	(32,422)
Loss before income taxes	(23,494)	(28,169)	(10,045)	(91,410)
Income tax provision	1,071	1,490	2,272	2,317
Net loss	$(24,565)	$(29,659)	$(12,317)	$(93,727)
Basic and Diluted Net Loss Per Common Share	$(0.18)	$(0.22)	$(0.09)	$(0.75)
Weighted average number of common shares outstanding:
Basic and Diluted	133,755	133,001	135,374	125,654
See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Shares		Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Shares		Comprehensive Loss
	Number	Amount			Number	Amount		Total
	(Amounts in thousands, except share amounts)
Balance at March 31, 2011	136,839,445	$643,200	$(514,230)	$(1,424)	—	$—		$127,546
Stock based compensation, net of withholding tax obligations of $1,932	478,432	2,870						2,870
Issuance of common shares to directors for services	44,253	298						298
May 2011 Repurchase - reduction of equity component of October 2004 2.9375% Notes extinguished		(125)						(125)
Repurchase of common shares, no par value					11,040,493	(77,088)		(77,088)
Comprehensive loss
Net loss			(12,317)				$(12,317)	(12,317)
Foreign currency translation adjustments				(4,359)			(4,359)	(4,359)
Net unrealized gain on foreign exchange contracts				662			662	662
Comprehensive loss							$(16,014)
Balance at September 30, 2011	137,362,130	$646,243	$(526,547)	$(5,121)	11,040,493	$(77,088)		$37,487
See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended	Six Months Ended
	September 30, 2011	September 30, 2010
	(Amounts in thousands)
Operating Activities:
Net loss	$(12,317)	$(93,727)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	1,765	2,394
Amortization of intangible assets	150	682
Amortization of films and television programs	219,214	262,488
Amortization of debt discount (premium) and deferred financing costs	8,029	8,667
Non-cash stock-based compensation	4,802	24,352
Gain on sale of asset disposal group	(10,967)	—
Loss on extinguishment of debt	967	14,505
Equity interests (income) loss	(4,504)	32,422
Changes in operating assets and liabilities:
Restricted cash	23,996	(16,983)
Accounts receivable, net	(23,381)	(46,370)
Investment in films and television programs	(433,384)	(313,663)
Other assets	1,522	(434)
Accounts payable and accrued liabilities	15,425	29,899
Participations and residuals	12,331	(11,642)
Film obligations	10,998	(7,746)
Deferred revenue	44,792	20,366
Net Cash Flows Used In Operating Activities	(140,562)	(94,790)
Investing Activities:
Purchases of restricted investments	—	(6,993)
Proceeds from the sale of restricted investments	—	6,995
Buy-out of the earn-out associated with the acquisition of Debmar-Mercury, LLC	—	(15,000)
Proceeds from the sale of asset disposal group, net of transaction costs and cash disposed of $3,943	9,119	—
Investment in equity method investees	(828)	(22,677)
Increase in loans receivable	(1,500)	—
Repayment of loans receivable	—	7,113
Purchases of property and equipment	(1,253)	(892)
Net Cash Flows Provided By (Used In) Investing Activities	5,538	(31,454)
Financing Activities:
Tax withholding requirements on equity awards	(1,932)	(12,265)
Repurchase of common shares	(77,088)	—
Borrowings under senior revolving credit facility	153,650	343,000
Repayments of borrowings under senior revolving credit facility	(200,400)	(173,000)
Borrowings under individual production loans	134,870	84,310
Repayment of individual production loans	(122,886)	(103,386)
Production loan borrowings under Pennsylvania Regional Center credit facility	—	745
Production loan repayments under Pennsylvania Regional Center credit facility	—	(740)
Production loan borrowings under film credit facility	33,002	5,259
Production loan repayments under film credit facility	(9,187)	(1,624)
Change in restricted cash collateral associated with financing activities	(3,043)	(8,253)
Proceeds from sale of senior secured second-priority notes, net of deferred financing costs	201,955	—
Repurchase of senior secured second-priority notes	(9,852)	—
Repurchase of convertible senior subordinated notes	(19,476)	—
Net Cash Flows Provided By Financing Activities	79,613	134,046
Net Change In Cash And Cash Equivalents	(55,411)	7,802
Foreign Exchange Effects on Cash	(1,482)	1,102
Cash and Cash Equivalents - Beginning Of Period	86,419	69,242
Cash and Cash Equivalents - End Of Period	$29,526	$78,146
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
The unaudited condensed consolidated financial statements have been prepared in accordance with United States (the “U.S.”) accounting principles generally accepted (“GAAP”) for interim financial information and the instructions to quarterly report on Form 10-Q under the Exchange Act, and Article 10 of Regulation S-X under the Exchange Act. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these unaudited condensed consolidated financial statements. Operating results for the three and six months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ended March 31, 2012. The balance sheet at March 31, 2011 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read together with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011.
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

Recent Accounting Pronouncements
The Company intends to early adopt Accounting Standards Update ("ASU") No. 2011-08 “Testing Goodwill for Impairment” for the fiscal year ending March 31, 2012. ASU 2011-08 simplifies how entities test goodwill for impairment and permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. ASU 2011-08 would have been effective for the Company's fiscal year beginning April 1, 2012 if not for the early adoption. The adoption of ASU 2011-08 is not expected to have a significant impact to the Company’s consolidated financial statements.
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

2. Restricted Cash
Restricted cash represents amounts held as collateral required under our revolving film credit facility, amounts that are contractually designated for certain theatrical marketing obligations, and approximately $14.0 million held in a trust to fund the Company’s cash severance obligations that would be due to certain executive officers should their employment be terminated “without cause," in connection with a “change in control” of the Company (in each case, as defined in each of their respective employment contracts). For purposes of the employment agreements with such executive officers, a “change in control” occurred on June 30, 2010 when a certain shareholder became the beneficial owner of 33% or more of the Company’s common shares. Accordingly, the trust became irrevocable, and the Company may not withdraw any trust assets (other than once every six months in an amount that the trustee reasonably determines exceeds the remaining potential severance obligations), until any cash severance obligations that have become payable to the executives have been paid or the employment agreements with the executives expire or terminate without those obligations becoming payable.

3. Investment in Films and Television Programs

	September 30, 2011	March 31, 2011
	(Amounts in thousands)
Motion Picture Segment - Theatrical and Non-Theatrical Films
Released, net of accumulated amortization	$276,779	$212,125
Acquired libraries, net of accumulated amortization	28,553	31,929
Completed and not released	60,527	47,347
In progress	283,304	170,372
In development	9,840	11,825
Product inventory	32,332	29,467
	691,335	503,065
Television Segment - Direct-to-Television Programs
Released, net of accumulated amortization	75,653	92,290
In progress	50,604	10,206
In development	3,136	2,196
	129,393	104,692
	$820,728	$607,757
The following table sets forth acquired libraries that represent titles released three years prior to the date of acquisition. These libraries are being amortized over their expected revenue stream from the acquisition date over a period up to 20 years:

		Total Amortization Period	Remaining Amortization Period	Unamortized Costs	Unamortized Costs
Acquired Library	Acquisition Date			September 30, 2011	March 31, 2011
		(In years)		(Amounts in thousands)
Trimark Holdings	October 2000	20.00	9.00	$2,482	$2,900
Artisan Entertainment	December 2003	20.00	12.25	25,473	28,348
Lionsgate UK	October 2005	20.00	14.00	598	681
Total Acquired Libraries				$28,553	$31,929
The Company expects approximately 46% of completed films and television programs, net of accumulated amortization, will be amortized during the one-year period ending September 30, 2012. Additionally, the Company expects approximately 80% of completed and released films and television programs, net of accumulated amortization and excluding acquired libraries, will be amortized during the three-year period ending September 30, 2014.

4. Equity Method Investments
The carrying amount of significant equity method investments at September 30, 2011 and March 31, 2011 were as follows:

	September 30, 2011
Equity Method Investee	Ownership Percentage	September 30, 2011	March 31, 2011
		(Amounts in thousands)
Horror Entertainment, LLC (“FEARnet”)	34.5%	$2,817	$2,809
NextPoint, Inc. (“Break Media”)	42.0%	12,318	14,293
Roadside Attractions, LLC (“Roadside”)	43.0%	2,804	2,756
Studio 3 Partners, LLC (“EPIX”)	31.2%	25,534	14,664
TV Guide Network	51.0%	111,701	114,940
Tiger Gate Entertainment Limited (“Tiger Gate”)	45.9%	813	1,123
		$155,987	$150,585
Equity interests in equity method investments in our unaudited condensed consolidated statements of operations represent our portion of the income or loss of our equity method investees based on our percentage ownership and the elimination of profits on sales to equity method investees. Equity interests in equity method investments for the three and six months ended September 30, 2011 and 2010 were as follows (income (loss)):

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
Equity Method Investee	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
	(Amounts in thousands)
Horror Entertainment, LLC (“FEARnet”)	$(48)	$451	$8	$964
NextPoint, Inc. (“Break Media”)	(660)	28	(1,976)	(223)
Roadside Attractions, LLC (“Roadside”)	246	(10)	207	76
Studio 3 Partners, LLC (“EPIX”)	6,074	(19,830)	10,870	(31,817)
TV Guide Network	(2,304)	(958)	(3,240)	(959)
Tiger Gate Entertainment Limited (“Tiger Gate”)	(678)	(396)	(1,365)	(463)
	$2,630	$(20,715)	$4,504	$(32,422)
Horror Entertainment, LLC. Horror Entertainment, LLC (“FEARnet”), a multiplatform programming and content service provider of horror genre films operating under the branding of “FEARnet.” The Company licenses content to FEARnet for video-on-demand and broadband exhibition. The Company is recording its share of the FEARnet results on a one quarter lag and, accordingly, during the three and six months ended September 30, 2011, the Company recorded its share of the income (loss) generated by FEARnet for the three and six months ended June 30, 2011.
NextPoint, Inc. NextPoint, Inc. (“Break Media”), an online home entertainment service provider operating under the branding of “Break Media.” The Company is recording its share of the Break Media results on a one quarter lag and, accordingly, during the three and six months ended September 30, 2011, the Company recorded its share of losses incurred by Break Media for the three and six months ended June 30, 2011.
Roadside Attractions, LLC. Roadside Attractions, LLC (“Roadside”), an independent theatrical releasing company. The Company is recording its share of the Roadside results on a one quarter lag and, accordingly, during the three and six months ended September 30, 2011, the Company recorded its share of income earned by Roadside for the three and six months ended June 30, 2011.
Studio 3 Partners, LLC (“EPIX”). In April 2008, the Company formed a joint venture with Viacom Inc. (“Viacom”), its Paramount Pictures unit (“Paramount Pictures”) and Metro-Goldwyn-Mayer Studios Inc. (“MGM”) to create a premium television channel and subscription video-on-demand service named “EPIX”. The Company had invested $80.4 million through

September 30, 2010, and no additional amounts have been funded since. The Company is recording its share of the joint venture results on a one quarter lag and, accordingly, during the three and six months ended September 30, 2011, the Company recorded its share of the net income earned by the joint venture for the three and six months ended June 30, 2011. EPIX expects to report net income of approximately $13 million for its quarter ended September 30, 2011, of which the Company’s pro rata share will be recorded in the quarter ended December 31, 2011.
The Company licenses certain of its theatrical releases and other films and television programs to EPIX. A portion of the profits of these licenses reflecting the Company’s ownership share in the venture are eliminated through an adjustment to the equity interest income (loss) of the venture. These profits are recognized as they are realized by the venture. For the three months ended September 30, 2011, the Company recognized $14.7 million of revenue and $10.8 million of gross profit on the licensing of films to EPIX before eliminations. For the six months ended September 30, 2011, the Company recognized $49.9 million of revenue and $32.5 million of gross profit on the licensing of films to EPIX before eliminations. For the three and six months ended September 30, 2010, the Company recognized $39.9 million of revenue and $20.6 million of gross profit on the licensing of films to EPIX before eliminations. There was no revenue or gross profit recognized by the Company on sales of licenses to EPIX during the three months ended June 30, 2010.
The following table presents summarized balance sheet data as of June 30, 2011 and December 31, 2010 for EPIX:

	June 30, 2011	December 31, 2010
	(Amounts in thousands)
Current assets	$155,514	$117,835
Non-current assets	$105,357	$89,648
Current liabilities	$119,514	$105,303
Non-current liabilities	$4,354	$6,719
The following table presents the summarized statement of operations for the three and six months ended June 30, 2011 and 2010 for EPIX and a reconciliation of the net income (loss) reported by EPIX to equity interest income (loss) recorded by the Company:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
	(Amounts in thousands)
Revenues	$79,404	$8,920	$156,689	$9,214
Expenses:
Operating expenses	56,169	51,285	104,247	88,853
Selling, general and administrative expenses	5,921	4,940	11,018	10,029
Operating income (loss)	17,314	(47,305)	41,424	(89,668)
Interest income (loss)	2	(41)	6	(41)
Net income (loss)	$17,316	$(47,346)	$41,430	$(89,709)
Reconciliation of net income (loss) reported by EPIX to equity interest income (loss):
Net income (loss) reported by EPIX	$17,316	$(47,346)	$41,430	$(89,709)
Ownership interest in EPIX	31.15%	31.15%	31.15%	31.15%
Share of net income (loss)	5,394	(14,748)	12,905	(27,944)
Adjustments and eliminations of the Company’s share of profits on sales to EPIX	(3,376)	(6,422)	(9,936)	(6,422)
Realization of the Company’s share of profits on sales to EPIX	4,056	1,340	7,901	2,549
Total equity interest income (loss) recorded	$6,074	$(19,830)	$10,870	$(31,817)
TV Guide Network. The Company’s investment in TV Guide Network consists of an equity investment in its common stock units of $2.1 million and mandatorily redeemable preferred stock units of $109.7 million. On February 28, 2009, the Company purchased all of the issued and outstanding equity interests of TV Guide Network. The Company paid approximately $241.6 million for all of the equity interest of TV Guide Network. On May 28, 2009, the Company sold 49% of the Company’s interest in TV Guide Network (see Note 12).
The February 28, 2009 acquisition was accounted for as a purchase, with the results of operations of TV Guide Network included in the Company’s consolidated results from February 28, 2009 through May 27, 2009 when a portion of the entity was sold. Subsequent to the sale of TV Guide Network, the Company’s interest in TV Guide Network is being accounted for under the equity method of accounting. Accordingly, the Company’s portion of the loss incurred by TV Guide Network for the three and six months ended September 30, 2011 and 2010 is reflected in equity interest loss.
Investment in Mandatorily Redeemable Preferred Stock Units. The mandatorily redeemable preferred stock carries a dividend rate of 10% compounded annually and is mandatorily redeemable in May 2019 at the stated value plus the dividend return and any additional capital contributions less previous distributions. The mandatorily redeemable preferred stock units were initially recorded based on their estimated fair value, as determined using an option pricing model methodology. The mandatorily redeemable preferred stock units and the 10% dividend are being accreted up to their redemption amount over the ten-year period to the redemption date which is recorded as income within equity interest.

The Company licenses certain films and/or television programs to TV Guide Network. A portion of the profits of these licenses reflecting the Company’s ownership share in the venture are eliminated through an adjustment to the equity interest loss of the venture. These profits are recognized as they are realized by the venture. For the three months ended September 30, 2011, the Company did not recognize revenue on the licensing of television programs to TV Guide Network before eliminations. For the six months ended September 30, 2011, the Company recognized $2.9 million of revenue and $0.9 million of gross profit on the licensing of television programs to TV Guide Network before eliminations. For the three and six months ended September 30, 2010, the Company recognized $5.0 million of revenue and $1.7 million of gross profit on the sale of licenses to TV Guide Network.
The following table presents summarized balance sheet data as of September 30, 2011 and March 31, 2011 for TV Guide Network:

	September 30, 2011	March 31, 2011
	(Amounts in thousands)
Current assets	$43,003	$43,497
Non-current assets	$252,961	$261,245
Current liabilities	$31,876	$32,126
Non-current liabilities	$37,565	$40,354
Redeemable preferred stock	$215,057	$200,724
The following table presents the summarized statement of operations for the three and six months ended September 30, 2011 and 2010 for TV Guide Network and a reconciliation of the net loss reported by TV Guide Network to equity interest loss recorded by the Company:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
	(Amounts in thousands)
Revenues	$22,589	$28,061	$50,849	$57,106
Expenses:
Cost of services	11,228	8,811	21,417	17,124
Selling, marketing, and general and administration	12,844	14,936	28,637	31,242
Depreciation and amortization	2,925	3,991	5,876	8,007
Operating income (loss)	(4,408)	323	(5,081)	733
Interest expense, net	454	431	910	840
Accretion of redeemable preferred stock units (1)	7,290	6,824	14,332	13,422
Total interest expense, net	7,744	7,255	15,242	14,262
Loss before income taxes	(12,152)	(6,932)	(20,323)	(13,529)
Income tax expense (benefit)	(2)	62	(2)	65
Net loss	$(12,150)	$(6,994)	$(20,321)	$(13,594)
Reconciliation of net loss reported by TV Guide Network to equity interest loss:
Net loss reported by TV Guide Network	$(12,150)	$(6,994)	$(20,321)	$(13,594)
Ownership interest in TV Guide Network	51%	51%	51%	51%
Share of net loss	(6,197)	(3,567)	(10,364)	(6,933)
Accretion of dividend and interest income on redeemable preferred stock units (1)	3,717	3,480	7,309	6,845
Adjustments and eliminations of the Company’s share of profits on sales to TV Guide Network	—	(871)	(483)	(871)
Realization of the Company’s share of profits on sales to TV Guide Network	176	—	298	—
Total equity interest loss recorded	$(2,304)	$(958)	$(3,240)	$(959)
 ___________________

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

Tiger Gate Entertainment Limited. Tiger Gate Entertainment Limited (“Tigergate”) is an operator of pay television channels and a distributor of television programming and action and horror films across Asia. The Company is recording its share of the joint venture results on a one quarter lag and, accordingly, during the three and six months ended September 30, 2011, the Company recorded its share of the losses incurred by the joint venture for the three and six months ended June 30, 2011. The Company funded an additional $0.8 million during the six months ended September 30, 2011.

5. Other Assets
The composition of the Company’s other assets is as follows as of September 30, 2011 and March 31, 2011:

	September 30, 2011	March 31, 2011
	(Amounts in thousands)
Deferred financing costs, net of accumulated amortization	$23,503	$15,360
Loans receivable	20,687	18,433
Prepaid expenses and other	10,720	12,529
	$54,910	$46,322
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
Loans Receivable. The following table sets forth the Company’s loans receivable at September 30, 2011 and March 31, 2011:

	Interest Rate	September 30, 2011	March 31, 2011
	(Amounts in thousands)
Third-party producer	3.1%	$8,908	$8,777
NextPoint, Inc. (“Break Media”)	5.37% - 20.0%	11,779	9,656
		$20,687	$18,433
Prepaid Expenses and Other. Prepaid expenses and other primarily include prepaid expenses and security deposits.

6. Senior Revolving Credit Facility
Outstanding Amount. At September 30, 2011, the Company had borrowings of $23.0 million outstanding (March 31, 2011 — $69.8 million).
Availability of Funds. At September 30, 2011, there was $302.0 million available (March 31, 2011 — $255.2 million). The senior revolving credit facility provides for borrowings and letters of credit up to an aggregate of $340 million. The availability of funds is limited by a borrowing base and also reduced by outstanding letters of credit which amounted to $15.0 million at September 30, 2011 (March 31, 2011 — $15.0 million).
Maturity Date. The senior revolving credit facility expires July 25, 2013.
Interest. As of September 30, 2011, the senior revolving credit facility bore interest of 2.5% over the “Adjusted LIBOR” rate (effective interest rate of 2.74% and 2.74% as of September 30, 2011 and March 31, 2011, respectively).
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

Change in Control. Under the senior revolving credit facility, the Company may also be subject to an event of default upon a change in control (as defined in the credit agreement) which, among other things, includes a person or group acquiring ownership or control in excess of 50% (amended from 20% on June 22, 2010) of the Company’s common shares.

7. Senior Secured Second-Priority Notes
On October 21, 2009, Lions Gate Entertainment Inc. (“LGEI”), the Company’s wholly-owned subsidiary, issued $236.0 million aggregate principal amount of senior secured second-priority notes due 2016 (the “October 2009 Senior Notes”) in a private offering conducted pursuant to Rule 144A and Regulation S under the Securities Act.
On May 13, 2011, LGEI issued approximately $200.0 million aggregate principal amount of senior secured second-priority notes due 2016 (the “May 2011 Senior Notes,” and collectively with the October 2009 Senior Notes, the “Senior Notes”) in a private offering conducted pursuant to Rule 144A and Regulation S under the Securities Act. The May 2011 Senior Notes were issued pursuant to a Supplemental Indenture among LGEI, the Company, the subsidiary guarantors party thereto, and U.S. Bank National Association, as trustee. The Supplemental Indenture amended the indenture under the October 2009 Senior Notes to, among other things, enable LGEI to issue additional notes having the same terms as the October 2009 Senior Notes, except for the issue date, issue price and first interest payment, in an aggregate principal amount of up to $200.0 million.
In August 2011, a subsidiary of LGEI paid $9.9 million to repurchase $10.0 million of aggregate principal amount

(carrying value — $9.9 million) of the Senior Notes in the open market. The Company recorded a loss on extinguishment in the quarter ended September 30, 2011 of $0.4 million, which includes $0.5 million of deferred financing costs written off. In September 2011, in connection with the common shares repurchased as discussed in Note 15, LGEI resold such Senior Notes at 99.0% of the $10.0 million face amount thereof, plus accrued interest thereon from May 1, 2011, resulting in gross proceeds of approximately $10.2 million.
Outstanding Amount. The outstanding amount is set forth in the tables below:

	September 30, 2011
	Principal	Unamortized Premium/ (Discount)	Net Carrying Amount
	(Amounts in thousands)
Senior Secured Second-Priority Notes	$436,000	$(4,839)	$431,161

	March 31, 2011
	Principal	Unamortized Discount	Net Carrying Amount
	(Amounts in thousands)
Senior Secured Second-Priority Notes	$236,000	$(9,669)	$226,331
Maturity Date. The Senior Notes are due November 1, 2016.
Original Issue Discount/Premium. The October 2009 Senior Notes were issued by LGEI at an initial price of 95.222% (original issue discount —4.778%) of the principal amount. The May 2011 Senior Notes were issued by LGEI at an initial price of 102.219% (original issue premium — 2.219%) of the principal amount, plus accrued interest thereon from May 1, 2011, resulting in gross proceeds of approximately $204.4 million and net proceeds of approximately $192.4 million after fees and expenses, including $5.6 million paid in connection with the consent solicitation of holders of the October 2009 Senior Notes. The original issue discount/premium, interest and deferred financing costs are being amortized through November 1, 2016 using the effective interest method. As of September 30, 2011, the remaining amortization period was 5.1 years.
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

8. Participations and Residuals
The Company expects approximately 72% of accrued participations and residuals will be paid during the one-year period ending September 30, 2012.
Theatrical Slate Participation
On May 29, 2009, the Company terminated its theatrical slate participation arrangement with Pride Pictures, LLC (“Pride”), an unrelated entity. Under the arrangement dated May 25, 2007 and amended on January 30, 2008 (the “Master Picture Purchase Agreement”), Pride contributed, in general, 50% of the Company’s production, acquisition, marketing and distribution costs of theatrical feature films and participated in a pro rata portion of the pictures’ net profits or losses similar to a co-production arrangement based on the portion of costs funded. In late 2008, the administrative agent for the senior lenders under Pride’s senior credit facility took the position, among others, that the senior lenders did not have an obligation to continue to fund under the senior credit facility because the conditions precedent to funding set forth in the senior credit facility could not be satisfied. The Company was not a party to the credit facility. Consequently, Pride did not purchase the pictures The Spirit, My Bloody Valentine 3-D and Madea Goes To Jail. Thereafter, on April 20, 2009, after failed attempts by the Company to facilitate a resolution, it gave LG Film Finance I, LLC (“FilmCo”) and Pride notice that FilmCo, through Pride’s failure to make certain capital contributions, was in default of the Master Picture Purchase Agreement. On May 5, 2009, the representative for the Pride equity and the Pride mezzanine investor responded that the required amount was fully funded and that it had no further obligations to make any additional capital contributions. Consequently, on May 29, 2009, the Company gave notice of termination of the Master Picture Purchase Agreement. Since May 29, 2009, there have been no developments with respect to the arrangement. The Company will no longer receive financing as provided from the participation of Pride in its films.
Amounts provided from Pride are reflected as a participation liability. The difference between the ultimate participation expected to be paid to Pride and the amount provided by Pride is amortized as a charge to or a reduction of participation expense under the individual-film-forecast method.
At September 30, 2011, $15.6 million (March 31, 2011 - $19.2 million) was payable to Pride and is included in participations and residuals in the unaudited condensed consolidated balance sheets.
Société Générale de Financement du Québec Filmed Entertainment Participation
On July 30, 2007, the Company entered into a four-year filmed entertainment slate participation agreement with Société Générale de Financement du Québec (“SGF”), the Québec provincial government’s investment arm. SGF was to provide up to 35% of production costs of television and feature film productions produced in Québec for a four-year period for an aggregate participation of up to $140 million, and the Company was to advance all amounts necessary to fund the remaining budgeted costs. The maximum aggregate of budgeted costs over the four-year period was $400 million, including the Company’s portion, but no more than $100 million per year. In connection with this agreement, the Company and SGF proportionally share in the proceeds derived from the productions after the Company deducts a distribution fee, recoups all distribution expenses and releasing costs, and pays all applicable third-party participations and residuals.
Amounts provided from SGF are reflected as a participation liability. The difference between the ultimate participation expected to be paid to SGF and the amount provided by SGF is amortized as a charge to or a reduction of participation expense under the individual-film-forecast method. At September 30, 2011, $6.8 million (March 31, 2011 - $7.1 million) was payable to SGF and is included in participations and residuals in the unaudited condensed consolidated balance sheets. The arrangement expired on July 30, 2011.

9. Film Obligations and Production Loans

	September 30, 2011	March 31, 2011
	(Amounts in thousands)
Film obligations	$71,087	$58,681
Production loans
Individual production loans	192,530	181,829
Pennsylvania Regional Center production loans	65,500	65,500
Film Credit Facility	44,245	20,430
Total film obligations and production loans	$373,362	$326,440

The following table sets forth future six-month and annual repayment of film obligations and production loans:

	Six Months Ended
	March 31,	Year Ended March 31,
	2012	2013	2014	2015	2016	Thereafter	Total
	(Amounts in thousands)
Future annual repayment of Film Obligations and Production Loans recorded as of September 30, 2011
Film obligations	$34,711	$16,875	$13,766	$9,534	$—	$—	$74,886
Production loans
Individual production loans	36,205	141,325	15,000	—	—	—	192,530
Pennsylvania Regional Center production loans	—	—	65,500	—	—	—	65,500
Film Credit Facility	13,103	31,142	—	—	—	—	44,245
	$84,019	$189,342	$94,266	$9,534	$—	$—	377,161
Less imputed interest on film obligations							(3,799)
							$373,362
Film Obligations
Film obligations include minimum guarantees, which represent amounts payable for film rights that the Company has acquired and certain theatrical marketing obligations, which represent amounts received from third parties that are contractually committed for theatrical marketing expenditures associated with specific titles.
Individual Production Loans
Production loans represent individual loans for the production of film and television programs that the Company produces. Individual production loans have contractual repayment dates either at or near the expected completion date, with the exception of certain loans containing repayment dates on a longer term basis. Individual production loans of $162.5 million incur interest at rates ranging from 3.49% to 4.25%, and approximately $30.0 million of production loans are non-interest bearing.
Pennsylvania Regional Center
General. On April 9, 2008, the Company entered into a loan agreement with the Pennsylvania Regional Center, which provides for the availability of production loans up to $65.5 million on a five-year term for use in film and television productions in the State of Pennsylvania. The amount that was borrowed was limited to approximately one half of the qualified production costs incurred in the State of Pennsylvania through the two-year period ended April 2010, and is subject to certain other limitations. Under the terms of the loan, for every dollar borrowed, the Company’s production companies are required (within a two-year period) to either create a specified number of jobs, or spend a specified amount in certain geographic regions in the State of Pennsylvania.
Outstanding Amount. At September 30, 2011, the Company had borrowings of $65.5 million (fair value — $62.8 million) (March 31, 2011 — $65.5 million (fair value — $62.0 million)).
Availability of Funds. At September 30, 2011, there were no amounts available under this agreement (March 31, 2011 — nil).
Maturity Date. All amounts borrowed under this loan agreement with the Pennsylvania Regional Center are due April 11, 2013, five years from the date that the Company began to borrow under this agreement.
Interest. Amounts borrowed under the agreement carry an interest rate of 1.5%, which is payable semi-annually.
Security. The loan is secured by a first priority security interest in the Company’s film library pursuant to an intercreditor agreement with the Company’s senior lender under the Company’s senior revolving credit facility. Pursuant to the terms of the

Company’s senior revolving credit facility, the Company is required to maintain certain collateral equal to the loans outstanding plus 5% under this facility. Such collateral can consist of cash, cash equivalents or debt securities, including the Company’s convertible senior subordinated notes repurchased. As of September 30, 2011, $72.8 million principal value (fair value — $72.6 million) of the Company’s convertible senior subordinated notes repurchased in December 2009 (see Note 10) was held as collateral under the Company’s senior revolving credit facility (March 31, 2011 — $72.8 million principal value, $72.4 million fair value).

Film Credit Facility
On October 6, 2009, the Company entered into a revolving film credit facility agreement, as amended effective December 31, 2009 and June 22, 2010 (the “Film Credit Facility”), which provides for borrowings for the acquisition or production of motion pictures.
Outstanding Amount. At September 30, 2011, the Company had borrowings of $44.2 million (March 31, 2011 — $20.4 million).
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
Maturity Date. The Film Credit Facility has a maturity date of April 16, 2013. Borrowings under the Film Credit Facility are due the earlier of (a) nine months after delivery of each motion picture or (b) April 6, 2013.
Interest. As of September 30, 2011, the Film Credit Facility bore interest of 3.25% over the “LIBO” rate (as defined in the credit agreement). The weighted average interest rate on borrowings outstanding as of September 30, 2011 was 3.49% (March 31, 2011 — 3.49%).
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

Outstanding Amount. The following table sets forth the convertible senior subordinated notes and other financing obligations outstanding at September 30, 2011 and March 31, 2011:

	September 30, 2011
	Principal	Unamortized Discount	Net Carrying Amount
	(Amounts in thousands)
Convertible Senior Subordinated Notes
October 2004 2.9375% (Equity Component $47,955)	$26,931	$(42)	$26,889
February 2005 3.625% (Equity Component $50,855)	23,470	(659)	22,811
April 2009 3.625% (Equity Component $16,085)	66,581	(23,758)	42,823
	$116,982	$(24,459)	92,523
Other financing obligations			3,718
			$96,241

	March 31, 2011
	Principal	Unamortized Discount	Net Carrying Amount
	(Amounts in thousands)
Convertible Senior Subordinated Notes
October 2004 2.9375% (Equity Component $48,080)	$46,326	$(1,598)	$44,728
February 2005 3.625% (Equity Component $50,855)	23,470	(1,363)	22,107
April 2009 3.625% (Equity Component $16,085)	66,581	(26,161)	40,420
	$136,377	$(29,122)	107,255
Other financing obligations			3,718
			$110,973
The following table sets forth future six-month and annual contractual principal payment commitments under convertible senior subordinated notes as of September 30, 2011:

		Six Months Ended
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
Interest Expense. The effective interest rate on the liability component and the amount of interest expense, which includes both the contractual interest coupon and amortization of the discount on the liability component, for the three and six months ended September 30, 2011 and 2010 are presented below.

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
	(Amounts in thousands)
October 2004 2.9375% Convertible Senior Subordinated Notes:
Effective interest rate of liability component (9.65%)
Interest Expense
Contractual interest coupon	$198	$426	$464	$1,234
Amortization of discount on liability component and debt issuance costs	484	999	1,100	2,716
	682	1,425	1,564	3,950
February 2005 3.625% Convertible Senior Subordinated Notes:
Effective interest rate of liability component (10.03%)
Interest Expense
Contractual interest coupon	212	273	425	812
Amortization of discount on liability component and debt issuance costs	386	474	760	1,326
	598	747	1,185	2,138
April 2009 3.625% Convertible Senior Subordinated Notes
Effective interest rate of liability component (17.26%)
Interest Expense
Contractual interest coupon	604	604	1,207	1,207
Amortization of discount on liability component and debt issuance costs	1,238	1,043	2,413	2,030
	1,842	1,647	3,620	3,237
Total
Contractual interest coupon	1,014	1,303	2,096	3,253
Amortization of discount on liability component and debt issuance costs	2,108	2,516	4,273	6,072
	$3,122	$3,819	$6,369	$9,325

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
July 2010 Refinancing Exchange Agreement: On July 20, 2010, the Company entered into a Refinancing Exchange Agreement to exchange approximately $36.0 million in aggregate principal amount of the 3.625% Convertible Senior Subordinated Notes (the “February 2005 3.625% Notes”) and approximately $63.7 million in aggregate principal amount of the October 2004 2.9375% Notes for equal principal amounts, respectively, of new 3.625% Convertible Senior Subordinated Notes due 2027 (the “New 3.625% Notes”) and new 2.9375% Convertible Senior Subordinated Notes due 2026 (the “New 3.625% Notes”, and together with the New 3.625% Notes, the “New Notes”). The New Notes took effect immediately and all terms were identical to the February 2005 3.625% Notes and October 2004 2.9375% Notes except that the New Notes had an extended maturity date, extended put rights by two years, and were immediately convertible at an initial conversion rate of 161.2903 common shares of the Company per $1,000 principal amount of New Notes (conversion price per share of $6.20), subject to specified contingencies.

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
Convertible Senior Subordinated Notes Terms
October 2004 2.9375% Notes. In October 2004, LGEI sold $150.0 million of the October 2004 2.9375% Notes.
Outstanding Amount: As of September 30, 2011, $26.9 million of aggregate principal amount (carrying value — $26.9 million) of the October 2004 2.9375% Notes remain outstanding.
Interest: Interest on the October 2004 2.9375% Notes is payable semi-annually on April 15 and October 15.
Maturity Date: The October 2004 2.9375% Notes mature on October 15, 2024.
Redeemable by LGEI: From October 15, 2010 to October 14, 2011, LGEI may redeem the October 2004 2.9375% Notes at 100.420%, and, thereafter, LGEI may redeem the October 2004 2.9375% Notes at 100%.
Redeemable by Holder: The holder may require LGEI to repurchase the October 2004 2.9375% Notes on October 15, 2011, 2014 and 2019 or upon a change in control at a price equal to 100% of the principal amount, together with accrued and unpaid interest through the date of repurchase. See Subsequent Events Note 21 for further information on the October 2004 2.9375% Notes that were redeemed on October 17, 2011.
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
February 2005 3.625% Notes. In February 2005, LGEI sold $175.0 million of February 2005 3.625% Notes.
Outstanding Amount: As of September 30, 2011, $23.5 million of aggregate principal amount (carrying value — $22.8 million) of the February 2005 3.625% Notes remain outstanding.
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
Outstanding Amount: As of September 30, 2011, $66.6 million of aggregate principal amount (carrying value — $42.8 million) of the April 2009 3.625% Notes remain outstanding.
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
The following table sets forth the carrying values and fair values (all determined using Level 2 inputs defined above) of the Company’s outstanding debt at September 30, 2011:

	Carrying Value	Fair Value
		(Level 2)
	(Amounts in thousands)
October 2004 2.9375% Convertible Senior Subordinated Notes	$26,889	$27,157
February 2005 3.625% Convertible Senior Subordinated Notes	22,811	23,555
April 2009 3.625% Convertible Senior Subordinated Notes	42,823	51,743
Pennsylvania Regional Center Loan	65,500	62,814
Senior Secured Second-Priority Notes	431,161	422,375
	$589,184	$587,644

12. Acquisitions and Divestitures
Maple Pictures
On August 10, 2011, the Company sold its interest in Maple Pictures Corp. (“Maple Pictures”) to Alliance Films Holdings Inc. (“Alliance”), a leading Canadian producer and distributor of motion pictures, television programming and home entertainment. The sales price was approximately $35.3 million, net of a working capital adjustment.
Alliance will be responsible for all of Maple Pictures’ distribution, including Maple Pictures’ exclusive five-year output deal for Canadian distribution of the Company’s new motion picture and second window television product and Maple Pictures’ exclusive long-term arrangement for distribution of Canadian rights of the Company’s filmed entertainment library (i.e., distribution rights). The purchase price was allocated between the fair value of the distribution rights and the fair value of Maple Pictures exclusive of the distribution rights. The fair value of the distribution rights of $17.8 million was recorded as deferred revenue and will be recognized as revenue by the Company as the revenues are earned pursuant to the distribution rights. The sales proceeds less the fair value of the distribution rights constitutes the proceeds allocated to the sale of Maple Pictures exclusive of the distribution rights.

The sale was treated as the disposal of an asset group rather than a discontinued operation because, due to the distribution rights, the Company will have continuing involvement in the cash flows generated pursuant to the distribution rights.
The assets and liabilities were classified as held for sale in the consolidated balance sheet as of March 31, 2011 and were recorded at their carrying value, which is lower than their fair value less cost to sell. At August 10, 2011 and March 31, 2011, the carrying values of the Maple Pictures assets sold pursuant to the agreement are set forth in the table below:

	August 10, 2011	March 31, 2011
	(Amounts in thousands)
Accounts receivable, net	$16,789	$29,197
Investment in films and television programs, net	13,536	13,531
Other assets	1,564	1,608
Liabilities	(13,651)	(17,396)
Net assets and liabilities	18,238	26,940
Participations payable to Lionsgate (1)	(24,523)	(30,576)
Carrying value deficit of Maple Pictures (2)	$(6,285)	$(3,636)

(1)	Participation liabilities payable to the Company, which are eliminated in the consolidated financial statements.

(2)	Excludes cash held at Maple Pictures of $3.9 million and $3.6 million as of August 10, 2011 and March 31, 2011, respectively, and the allocation of Motion Pictures segment goodwill discussed below.

Maple Pictures was included in the Company’s Motion Pictures reporting segment. A portion of Motion Pictures goodwill, amounting to $6.1 million was allocated to the asset group and included in the carrying value of the assets disposed for purposes of calculating the gain on sale. Subsequently, the Company tested for goodwill impairment using the adjusted carrying amount of the Motion Pictures reporting unit and no goodwill impairment was identified. The Company recognized a gain, net of transaction costs, on the sale of Maple Pictures of $11.0 million during the quarter ended September 30, 2011.
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
The Hurdle Amount is the purchase price of approximately $56 million plus an interest cost accruing until such hurdle is reached, and certain other costs the Company agreed to pay in connection with the acquisition. Accordingly, the additional consideration is the total of the above in excess of the Hurdle Amount. As of September 30, 2011, the total earnings and fees from identified projects in process are not projected to reach the Hurdle Amount. However, as additional projects are identified in the future and current projects are released in the market place, the total projected earnings and fees from these projects could increase causing additional payments to the sellers to become payable.

13. Direct Operating Expenses

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
	(Amounts in thousands)
Amortization of films and television programs	$134,231	$161,277	$219,214	$262,488
Participations and residual expense	71,678	75,929	126,814	132,304
Other expenses:
Provision (benefit) for doubtful accounts	97	(23)	(321)	293
Foreign exchange losses (gains)	338	1,025	(5)	704
	$206,344	$238,208	$345,702	$395,789

14. Comprehensive Loss

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
	(Amounts in thousands)
Net loss	$(24,565)	$(29,659)	$(12,317)	$(93,727)
Add (Deduct): Foreign currency translation adjustments	(4,433)	3,342	(4,359)	1,295
Add (Deduct): Net unrealized gain (loss) on foreign exchange contracts	626	134	662	(696)
Comprehensive loss	$(28,372)	$(26,183)	$(16,014)	$(93,128)

15. Net Loss Per Share
Basic and diluted net loss per share is calculated based on the weighted average common shares outstanding for the period. Basic and diluted net loss per share for the three and six months ended September 30, 2011 and 2010 is presented below:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
	(Amounts in thousands)
Basic and Diluted Net Loss Per Common Share:
Numerator:
Net loss	$(24,565)	$(29,659)	$(12,317)	$(93,727)
Denominator:
Weighted average common shares outstanding	133,755	133,001	135,374	125,654
Basic and Diluted Net Loss Per Common Share	$(0.18)	$(0.22)	$(0.09)	$(0.75)
For the three and six months ended September 30, 2011 and 2010, the weighted average incremental common shares calculated under the “if converted” and treasury stock method presented below were excluded from diluted net loss per common share for the period because their inclusion would have had an anti-dilutive effect as a result of the reported net losses.

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
	(Amounts in thousands)
Incremental shares
Conversion of notes	12,055	15,406	12,443	18,587
Share purchase options	10	—	6	6
Restricted share units	475	481	410	1,074
Total incremental shares excluded from Diluted Net Loss Per Common Share	12,540	15,887	12,859	19,667

Additionally, for the three and six months ended September 30, 2011 and 2010, the weighted average common shares issuable presented below were excluded from diluted net loss per common share because their inclusion would have had an anti-dilutive effect due to either their award terms or the market price of common shares.

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
	(Amounts in thousands)
Anti-dilutive shares issuable
Share purchase options	3,250	3,250	3,250	3,291
Restricted share units	17	91	36	153
Contingently issuable shares	291	182	330	181
Total weighted average anti-dilutive shares issuable excluded from Diluted Net Loss Per Common Share	3,558	3,523	3,616	3,625

The Company had 500,000,000 authorized common shares at September 30, 2011 and March 31, 2011. The table below outlines common shares reserved for future issuance:

	September 30, 2011	March 31, 2011
	(Amounts in thousands)
Stock options outstanding, average exercise price $9.75 (March 31, 2011 - $9.75)	3,310	3,310
Restricted share units — unvested	1,638	1,801
Share purchase options and restricted share units available for future issuance	3,534	3,683
Shares issuable upon conversion of October 2004 2.9375% Notes at conversion price of $11.50 per share	2,342	4,028
Shares issuable upon conversion of February 2005 3.625% Notes at conversion price of $14.28 per share	1,643	1,643
Shares issuable upon conversion of April 2009 3.625% Notes at conversion price of $8.25 per share	8,070	8,070
Shares reserved for future issuance	20,537	22,535

On August 30, 2011, the Company entered into an agreement with certain shareholders, whereby the Company repurchased 11,040,493 of its common shares at a price of $7.00 per share, for aggregate cash consideration of $77.1 million. The shares repurchased under the agreement are included in treasury shares in the accompanying unaudited consolidated balance sheets and statements of shareholders' equity.

16. Accounting for Share-Based Compensation
The Company recognized the following share-based compensation expense during the three months ended September 30, 2011 and 2010:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
	(Amounts in thousands)
Compensation Expense:
Stock Options	$29	$55	$60	$2,582
Restricted Share Units and Other Share-based Compensation	2,525	2,101	4,755	21,770
Stock Appreciation Rights	(173)	370	172	5,432
Total	$2,381	$2,526	$4,987	$29,784

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
There was no income tax benefit recognized in the statements of operations for share-based compensation arrangements during the three and six months ended September 30, 2011 and 2010.
During the six months ended September 30, 2011, the Company granted 508,510 restricted share units at a weighted average grant date fair value of $7.40.
Total unrecognized compensation cost related to unvested stock options and restricted share unit awards at September 30, 2011 are $0.2 million and $7.2 million, respectively, and are expected to be recognized over a weighted average period of 0.9 and 1.6 years, respectively.

Stock Appreciation Rights
The Company has the following stock appreciation rights (“SARs”) outstanding as of September 30, 2011:

	Grant Date
	July 14, 2008	August 14, 2008	February 5, 2009	April 6, 2009	March 17, 2010	February 15, 2011
SARs outstanding	750,000	250,000	850,000	700,000	500,000	1,000,000
Vested and exercisable	750,000	250,000	850,000	700,000	500,000	333,333
Exercise price	$9.56	$11.16	$5.45	$5.17	$5.95	$6.13
Original vesting period (see below)	3 years	4 years	3 years	4 years	4 years	3 years
Expiration date	July 14, 2013	June 20, 2012	February 5, 2014	April 6, 2014	March 7, 2015	February 15, 2016
Fair Value as of September 30, 2011	$0.72	$0.10	$2.33	$2.55	$2.41	$2.59
Liability as of September 30, 2011 (in thousands)	$537	$26	$1,984	$1,782	$1,206	$1,605

At September 30, 2011, the Company has a stock-based compensation liability accrual in the amount of $7.1 million (March 31, 2011 — $6.1 million) included in accounts payable and accrued liabilities on the unaudited condensed consolidated balance sheets relating to these SARs.
On June 30, 2010, the SARs granted on February 5, 2009, April 6, 2009 and March 17, 2010 became fully vested due to the triggering of the “change in control” provisions in certain executive officer employment agreements discussed above.
On February 15, 2011, the Company granted an additional 1,000,000 SARs to a third-party producer, which vest in 333,333 SAR increments over a three-year period based on the commencement of principal photography of certain films.
SARs require that upon their exercise, the Company pay the holder the excess of the market value of the Company’s common stock at that time over the exercise price of the SAR multiplied by the number of SARs exercised. SARs can be exercised at any time subsequent to vesting and prior to expiration. The fair value of all unexercised SARs are determined at each reporting period under a Black-Scholes option pricing methodology based on the inputs in the table below and are recorded as a liability over the vesting period. With the exception of the SARs granted on July 14, 2008 and February 15, 2011, the fair value of the SARs is expensed on a pro rata basis over the vesting period or service period, if shorter. Changes in the fair value of vested SARs are expensed in the period of change. SARs granted on July 14, 2008 and February 15, 2011 were granted to a third-party producer and vest in 250,000 and 333,333 SAR increments, respectively, over a three-year period based on the commencement of principal photography of certain films. Accordingly, the pro rata portion of the fair value of SARs is recorded as part of the cost of the related films until commencement of principal photography of the motion picture (i.e., vesting) with subsequent changes in the fair value of SARs recorded to expense.
For the three months ended September 30, 2011, the following assumptions were used in the Black-Scholes option-pricing model:

	Grant Date
	July 14, 2008	August 14, 2008	February 5, 2009	April 6, 2009	March 17, 2010	February 15, 2011
Risk-free interest rate	0.3%	0.1%	0.3%	0.4%	0.4%	0.7%
Expected option lives (in years)	1.8 years	0.7 years	2.4 years	2.5 years	3.5 years	4.4 years
Expected volatility for options	40%	40%	40%	40%	40%	40%
Expected dividend yield	—%	—%	—%	—%	—%	—%

17. Segment Information
Accounting guidance requires the Company to make certain disclosures about each reportable segment. The Company’s reportable segments are determined based on the distinct nature of their operations and each segment is a strategic business unit that offers different products and services and is managed separately. The Company has two reportable business segments as of September 30, 2011: Motion Pictures and Television Production.
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

Segmented information by business unit is as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
	(Amounts in thousands)
Segment revenues
Motion Pictures	$218,900	$341,060	$411,418	$614,429
Television Production	139,181	115,256	207,922	168,471
	$358,081	$456,316	$619,340	$782,900
Direct operating expenses
Motion Pictures	$108,585	$155,713	$194,771	$270,224
Television Production	97,759	82,495	150,931	125,565
	$206,344	$238,208	$345,702	$395,789
Distribution and marketing
Motion Pictures	$135,366	$155,855	$194,465	$291,441
Television Production	6,276	6,588	11,923	11,061
	$141,642	$162,443	$206,388	$302,502
Segment contribution before general and administration expenses
Motion Pictures	$(25,051)	$29,492	$22,182	$52,764
Television Production	35,146	26,173	45,068	31,845
	$10,095	$55,665	$67,250	$84,609
General and administration
Motion Pictures	$11,461	$12,029	$23,646	$23,639
Television Production	3,023	2,680	5,695	5,754
	$14,484	$14,709	$29,341	$29,393
Segment profit (loss)
Motion Pictures	$(36,512)	$17,463	$(1,464)	$29,125
Television Production	32,123	23,493	39,373	26,091
	$(4,389)	$40,956	$37,909	$55,216
Acquisition of investment in films and television programs
Motion Pictures	$167,772	$85,554	$318,379	$192,441
Television Production	63,836	62,204	115,005	121,222
	$231,608	$147,758	$433,384	$313,663

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
Segment profit (loss) is defined as segment revenue less segment direct operating, distribution and marketing, and general and administration expenses. The reconciliation of total segment profit (loss) to the Company’s loss before income taxes is as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
	(Amounts in thousands)
Company’s total segment profit (loss)	$(4,389)	$40,956	$37,909	$55,216
Less:
Shared services and corporate expenses (1)	(14,944)	(18,969)	(28,009)	(69,004)
Depreciation and amortization	(681)	(1,473)	(1,915)	(3,076)
Interest expense	(17,569)	(13,829)	(33,904)	(28,372)
Interest and other income	928	366	1,370	753
Gain on sale of asset disposal group	10,967	—	10,967	—
Loss on extinguishment of debt	(436)	(14,505)	(967)	(14,505)
Equity interests income (loss)	2,630	(20,715)	4,504	(32,422)
Loss before income taxes	$(23,494)	$(28,169)	$(10,045)	$(91,410)

(1)
Includes share-based compensation expense of $2.4 million and $2.5 million for the three months ended September 30, 2011 and 2010, respectively, and $5.0 million and $29.8 million for the six months ended September 30, 2011 and 2010, respectively. During the six months ended September 30, 2010 the Company incurred $21.9 million of share-based compensation expense associated with the immediate vesting of equity awards of certain executive officers triggered by the “change in control” provisions in their respective employment agreements. Also includes charges of $1.8 million and a benefit of $2.0 million associated with a shareholder activist matter in the three and six months ended September 30, 2011, respectively, compared to charges of $4.0 million and $12.5 million for the three and six months ended September 30, 2010, respectively. The net benefit of $2.0 million in the six months ended September 30, 2011 is associated with a negotiated settlement with a vendor of costs incurred and recorded in previous periods.

The following table sets forth significant assets as broken down by segment and other unallocated assets as of September 30, 2011 and March 31, 2011:

	September 30, 2011			March 31, 2011
	Motion Pictures	Television Production	Total	Motion Pictures	Television Production	Total
	(Amounts in thousands)
Significant assets by segment
Accounts receivable	$168,415	$221,508	$389,923	$167,093	$163,531	$330,624
Investment in films and television programs, net	691,335	129,393	820,728	503,065	104,692	607,757
Goodwill	204,240	28,961	233,201	210,293	28,961	239,254
	$1,063,990	$379,862	$1,443,852	$880,451	$297,184	$1,177,635
Other unallocated assets (primarily cash, other assets, equity method investments and assets held for sale)			271,583			380,209
Total assets			$1,715,435			$1,557,844

During the three months ended September 30, 2011, a portion of Motion Pictures goodwill, amounting to $6.1 million was allocated to the Maple Pictures asset group and included in the carrying value of the assets disposed for purposes of calculating the gain on sale (see Note 12).

Purchases of property and equipment amounted to $0.8 million and $1.3 million for the three and six months ended September 30, 2011, respectively, and $0.5 million and $0.9 million for the three and six months ended September 30, 2010, respectively, all primarily pertaining to purchases for the Company’s corporate headquarters.

18. Contingencies

On July 23, 2010, Icahn Partners LP, a limited partnership governed by the laws of Delaware and certain entities affiliated with Icahn Partners LP (collectively, the “Offeror”) filed a petition in the Supreme Court of British Columbia (the “BC Court”) against the Company, Dr. Mark Rachesky, MHR Fund Management LLC and MHR Institutional Partners III LP (the “MHR Fund”) and Kornitzer Capital Management, Inc. (the “BC Action”). The Offeror filed an amended petition on July 26, 2010.  Dr. Mark Rachesky, a director of the Company, is the managing member of MHR Institutional Partners III LP's general partner. Among other things, the Offeror claimed that a July 20, 2010 Refinancing Exchange Agreement (the “Exchange”) between the Company and Kornitzer Capital Management, Inc. to exchange certain convertible notes of LGEI, as well as the Note Sale (as defined below) and Conversion (as defined below), were “oppressive” to the Offeror under British Columbia law. The Offeror sought, among other things, orders (1) declaring that the Company was oppressing its shareholders, (2) prohibiting MHR Institutional Partners III LP from transferring or voting its new shares, (3) prohibiting the Company from issuing any securities, (4) unwinding the July 20, 2010 transactions between the MHR Fund, the Company, and Kornitzer Capital Management, Inc. (which includes the Exchange, the Note Sale and the Conversion), and (5) compensating the petitioners. The BC Court heard argument during the week of October 11, 2010. On November 1, 2010, the BC Court issued a final order and decision dismissing the Offeror's claims in their entirety and awarding costs to Company. On November 2, 2010, the Offeror announced its intent to appeal the decision.  On November 5, 2010, a single Justice of the British Columbia Court of Appeal denied the Offeror's application for an expedited appeal or, in the alternative, an order prohibiting the Company from scheduling its 2010 annual general meeting of shareholders before January 21, 2011.  The Offeror's application to vary this order was denied by a panel of the British Columbia Court of Appeal on December 7, 2010.  The British Columbia Court of Appeal heard oral argument on the Offeror's appeal from the final order and decision of the BC Court on March 24, 2011. The appeal was dismissed on May 10, 2011. The “Note Sale” means the July 20, 2010 entry into a Purchase Agreement and subsequent sale of the new notes received by Kornitzer Capital Management, Inc. in the Exchange to MHR Institutional Partners III LP. Additionally, the “Conversion” means, after the consummation of the Note Sale, the July 20, 2010 exercise by MHR Institutional Partners III LP of conversion rights under the new notes whereby the new notes were converted in full into 16,236,305 common shares of the Company.

The Offeror also sought an order from the British Columbia Securities Commission (the “BCSC”) on July 22, 2010 requiring, among other things, that Dr. Rachesky, the MHR Fund, and their respective affiliates cease trading in any securities of the Company until further order of the BCSC and that the Company and each of its directors cease trading in any securities of the Company until further order of the BCSC. The Offeror alleged that the Exchange was, among other things, an unlawful defensive tactic, and that the disclosures concerning the transactions violated applicable securities laws. A hearing on the request for a temporary cease trade order was held on July 28, 2010, and the BCSC dismissed the Offeror's application for a temporary cease trade order against the Company and the MHR Fund.

On July 26, 2010, the Offeror filed suit in New York Supreme Court against the Company, the Board of Directors of the Company, LGEI, Dr. Rachesky, the MHR Fund, MHR Institutional Advisors II LLC, MHR Institutional Advisors III LLC, and Kornitzer Capital Management, Inc. and its principal John C. Kornitzer (the “New York Action”). The Offeror claimed, among other things, that the Exchange and subsequent issuance of common shares of the Company to Dr. Rachesky's fund through the Conversion was (1) a breach of a certain July 9, 2010 letter agreement between the Company and the Offeror, (2) tortious interference with the same July 9 letter agreement, and (3) tortious interference with prospective business relationships. The complaint sought, among other things, a preliminary and permanent injunction rescinding the Exchange and share issuance; a preliminary injunction prohibiting all defendants from voting their shares in any election of directors or any other shareholder vote; and an award of compensatory and punitive damages.  On August 26, 2010, the defendants moved to dismiss or stay the New York Action.  On November 15, 2010, the Offeror filed a motion for a preliminary injunction. The Offeror's motion for a preliminary injunction was denied on December 9, 2010. On March 30, 2011, defendants' motion to dismiss the complaint was granted in its entirety and the complaint was dismissed. The Offeror filed a notice of appeal on April 4, 2011, and sought to perfect its appeal on August 8, 2011.

On October 28, 2010, the Company filed an action in the United States District Court for the Southern District of New York against Carl Icahn, Brett Icahn, and various investment vehicles controlled by Carl Icahn. The action was captioned Lions Gate Entertainment Corp. v. Carl C. Icahn, Brett Icahn, Icahn Partners LP, High River Limited Partnership, Hopper Investments LLC, Barberry Corp., Icahn Onshore LP, Icahn Offshore LP, Icahn Capital LP, IPH GP LLC, Icahn Enterprises Holdings L.P., Icahn Enterprises G.P. Inc., and Beckton Corp., No. 10-CV-8169. The complaint, filed as Exhibit (a)(8) to the Company's Amendment No. 7 to the Schedule 14D-9, filed with the Securities and Exchange Commission on October 29, 2010, alleged violations of Sections 13(d), 14(a), 14(d), and 14(e) of the Securities Exchange Act of 1934, and certain rules promulgated thereunder, and tortious interference with prospective business relations under state law. The complaint sought damages and injunctive relief, including an order requiring the defendants to make corrective disclosures before the Company's 2010 annual general meeting of shareholders.  On November 22, 2010, the Offeror moved to dismiss the complaint.  The Company amended its complaint on December 3, 2010.  The Offeror moved to dismiss the amended complaint on December 17, 2010.  Following oral argument on March 18, 2011, the Court granted in part and denied in part the Offeror's motion to dismiss. The Court granted the Offeror's motion to dismiss with respect to the Company's claims alleging that the Offeror violated Sections 13(d), 14(a), 14(d) (except for Section 14(d)(7) as discussed below) and 14(e) of the Exchange Act, and certain rules promulgated thereunder, and tortious interference with prospective business relations under state law. The Court denied the Offeror's motion to dismiss with respect to the Company's claim alleging that the Offeror violated Section 14(d)(7) of the Exchange Act, and Rule 14d-10(a)(2) promulgated thereunder, by offering special consideration to a particular shareholder in the course of its tender offer when it was required to offer all shareholders the highest consideration paid to any single shareholder. The Court denied the Offeror's motion for reconsideration on June 20, 2011.

On August 30, 2011, the Company and the Offeror entered into an agreement to dismiss all litigation and to release all claims arising out of the July 20, 2010 Exchange, Note Sale, and Conversion.  Pursuant to that agreement, on September 15, 2011, the parties voluntarily dismissed the actions pending in the United States District Court for the Southern District of New York and the New York Supreme Court.  Also on September 15, 2011, the Offeror withdrew its application to the BCSC for permanent injunctive relief.
From time to time, the Company is involved in certain claims and legal proceedings arising in the normal course of business. While the resolution of these matters cannot be predicted with certainty, the Company does not believe, based on current knowledge, that the outcome of any currently pending claims or legal proceedings in which the Company is currently involved will have a material adverse effect on the Company’s financial statements.

19. Consolidating Financial Information — Convertible Senior Subordinated Notes

The October 2004 2.9375% Notes, the February 2005 3.625% Notes and the April 2009 3.625% Notes, by their terms, are fully and unconditionally guaranteed by the Company.

The following tables present unaudited condensed consolidating financial information as of September 30, 2011 and March 31, 2011, and for the six months ended September 30, 2011 and 2010 for (1) the Company, on a stand-alone basis, (2) LGEI, on a stand-alone basis, (3) the non-guarantor subsidiaries of the Company (including the subsidiaries of LGEI), on a combined basis (collectively, the “Non-guarantor Subsidiaries”) and (4) the Company, on a consolidated basis.

	As of
	September 30, 2011
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	Lions Gate Consolidated
	(Amounts in thousands)
BALANCE SHEET
Assets
Cash and cash equivalents	$4,464	$71	$24,991	$—	$29,526
Restricted cash	13,972	8,506	—	—	22,478
Accounts receivable, net	1,122	18,101	371,132	(432)	389,923
Investment in films and television programs, net	5	6,391	815,528	(1,196)	820,728
Property and equipment, net	—	8,004	678	—	8,682
Equity method investments	813	15,125	140,867	(818)	155,987
Goodwill	10,173	—	223,028	—	233,201
Other assets	189	46,091	8,630	—	54,910
Subsidiary investments and advances	7,771	(20,863)	(231,321)	244,413	—
	$38,509	$81,426	$1,353,533	$241,967	$1,715,435
Liabilities and Shareholders’ Equity (Deficiency)
Senior revolving credit facility	$—	$23,000	$—	$—	$23,000
Senior secured second-priority notes	—	431,161	—	—	431,161
Accounts payable and accrued liabilities	771	53,984	195,056	30	249,841
Participations and residuals	180	3,557	304,498	300	308,535
Film obligations and production loans	71	—	374,386	(1,095)	373,362
Convertible senior subordinated notes and other financing obligations	—	92,523	3,718	—	96,241
Deferred revenue	—	17,845	177,963	—	195,808
Shareholders’ equity (deficiency)	37,487	(540,644)	297,912	242,732	37,487
	$38,509	$81,426	$1,353,533	$241,967	$1,715,435

	Six Months Ended
	September 30, 2011
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	Lions Gate Consolidated
		(Amounts in thousands)
STATEMENT OF OPERATIONS
Revenues	$—	$20,342	$617,972	$(18,974)	$619,340
EXPENSES:
Direct operating	457	141	349,812	(4,708)	345,702
Distribution and marketing	—	(126)	206,580	(66)	206,388
General and administration	686	27,135	29,654	(125)	57,350
Gain on sale of asset disposal group	(10,967)	—	—	—	(10,967)
Depreciation and amortization	—	1,656	259	—	1,915
Total expenses	(9,824)	28,806	586,305	(4,899)	600,388
OPERATING INCOME (LOSS)	9,824	(8,464)	31,667	(14,075)	18,952
Other expenses (income):
Interest expense	—	30,801	3,518	(415)	33,904
Interest and other income	(66)	(1,451)	(268)	415	(1,370)
Loss on extinguishment of debt	—	967	—	—	967
Total other expenses (income)	(66)	30,317	3,250	—	33,501
INCOME (LOSS) BEFORE EQUITY INTERESTS AND INCOME TAXES	9,890	(38,781)	28,417	(14,075)	(14,549)
Equity interests income (loss)	(22,253)	14,918	7,638	4,201	4,504
INCOME (LOSS) BEFORE INCOME TAXES	(12,363)	(23,863)	36,055	(9,874)	(10,045)
Income tax provision (benefit)	(46)	1,093	1,225	—	2,272
NET INCOME (LOSS)	$(12,317)	$(24,956)	$34,830	$(9,874)	$(12,317)

	Six Months Ended
	September 30, 2011
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	Lions Gate Consolidated
			(Amounts in thousands)
STATEMENT OF CASH FLOWS
NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	$73,947	$(129,504)	$(85,005)	$—	$(140,562)
INVESTING ACTIVITIES:
Proceeds from the sale of asset disposal group, net of transaction costs and cash disposed of $3,943	9,119		—	—	9,119
Investment in equity method investees	(828)	—	—	—	(828)
Increase in loan receivables	—	(1,500)	—	—	(1,500)
Purchases of property and equipment	—	(1,253)	—	—	(1,253)
NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	8,291	(2,753)	—	—	5,538
FINANCING ACTIVITIES:
Tax withholding requirements on equity awards	(1,932)	—	—	—	(1,932)
Repurchase of common shares	(77,088)			—	(77,088)
Borrowings under senior revolving credit facility	—	153,650	—	—	153,650
Repayments of borrowings under senior revolving credit facility	—	(200,400)	—	—	(200,400)
Borrowings under individual production loans	—	—	134,870	—	134,870
Repayment of individual production loans	—	—	(122,886)	—	(122,886)
Production loan borrowings under film credit facility	—	—	33,002	—	33,002
Production loan repayments under film credit facility	—	—	(9,187)	—	(9,187)
Change in restricted cash collateral associated with financing activities			(3,043)		(3,043)
Proceeds from sale of senior secured second-priority notes, net of deferred financing costs	—	201,955	—	—	201,955
Repurchase of senior secured second-priority notes	—	(9,852)	—	—	(9,852)
Repurchase of convertible senior subordinated notes	—	(19,476)	—	—	(19,476)
NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	(79,020)	125,877	32,756	—	79,613
NET CHANGE IN CASH AND CASH EQUIVALENTS	3,218	(6,380)	(52,249)	—	(55,411)
FOREIGN EXCHANGE EFFECTS ON CASH	451	—	(1,933)	—	(1,482)
CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	795	6,451	79,173	—	86,419
CASH AND CASH EQUIVALENTS — END OF PERIOD	$4,464	$71	$24,991	$—	$29,526

	As of
	March 31, 2011
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	Lions Gate Consolidated
	(Amounts in thousands)
BALANCE SHEET
Assets
Cash and cash equivalents	$795	$6,451	$79,173	$—	$86,419
Restricted cash	13,992	29,466	—	—	43,458
Accounts receivable, net	494	4,237	325,893	—	330,624
Investment in films and television programs, net	12	6,391	603,264	(1,910)	607,757
Property and equipment, net	—	8,292	797	—	9,089
Equity method investments	1,123	17,052	132,410	—	150,585
Goodwill	10,173	—	229,081	—	239,254
Other assets	458	34,214	11,650	—	46,322
Assets held for sale	—	—	44,336	—	44,336
Subsidiary investments and advances	102,680	(171,895)	(229,913)	299,128	—
	$129,727	$(65,792)	$1,196,691	$297,218	$1,557,844
Liabilities and Shareholders’ Equity (Deficiency)
Senior revolving credit facility	$—	$69,750	$—	$—	$69,750
Senior secured second-priority notes	—	226,331	—	—	226,331
Accounts payable and accrued liabilities	1,910	52,035	177,031	13	230,989
Participations and residuals	195	11,093	286,290	(96)	297,482
Film obligations and production loans	76	—	326,364	—	326,440
Convertible senior subordinated notes and other financing obligations	—	107,255	3,718	—	110,973
Deferred revenue	—	134	150,803	—	150,937
Liabilities held for sale	—	—	17,396	—	17,396
Shareholders’ equity (deficiency)	127,546	(532,390)	235,089	297,301	127,546
	$129,727	$(65,792)	$1,196,691	$297,218	$1,557,844

	Six Months Ended
	September 30, 2010
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	Lions Gate Consolidated
	(Amounts in thousands)
STATEMENT OF OPERATIONS
Revenues	$—	$11,322	$780,939	$(9,361)	$782,900
EXPENSES:
Direct operating	—	962	411,239	(16,412)	395,789
Distribution and marketing	—	16	302,497	(11)	302,502
General and administration	10,670	58,270	29,565	(108)	98,397
Depreciation and amortization	—	1,840	1,236	—	3,076
Total expenses	10,670	61,088	744,537	(16,531)	799,764
OPERATING INCOME (LOSS)	(10,670)	(49,766)	36,402	7,170	(16,864)
Other expenses (income):
Interest expense	—	26,809	2,037	(474)	28,372
Interest and other income	(79)	(796)	(352)	474	(753)
Loss on extinguishment of debt	—	14,505	—	—	14,505
Total other expenses (income)	(79)	40,518	1,685	—	42,124
INCOME (LOSS) BEFORE EQUITY INTERESTS AND INCOME TAXES	(10,591)	(90,284)	34,717	7,170	(58,988)
Equity interests income (loss)	(83,136)	(8,474)	(31,812)	91,000	(32,422)
INCOME (LOSS) BEFORE INCOME TAXES	(93,727)	(98,758)	2,905	98,170	(91,410)
Income tax provision	—	1,556	761	—	2,317
NET INCOME (LOSS)	$(93,727)	$(100,314)	$2,144	$98,170	$(93,727)

	Six Months Ended
	September 30, 2010
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	Lions Gate Consolidated
	(Amounts in thousands)
STATEMENT OF CASH FLOWS
NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	$12,157	$(157,272)	$50,325	$—	$(94,790)
INVESTING ACTIVITIES:
Purchases of restricted investments	—	(6,993)	—	—	(6,993)
Proceeds from the sale of restricted investments	—	6,995	—	—	6,995
Buy-out of the earn-out associated with the acquisition of Debmar-Mercury, LLC	—	—	(15,000)	—	(15,000)
Investment in equity method investees	—	—	(22,677)	—	(22,677)
Repayment of loans receivable	—	—	7,113	—	7,113
Purchases of property and equipment	—	(479)	(413)	—	(892)
NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	—	(477)	(30,977)	—	(31,454)
FINANCING ACTIVITIES:
Tax withholding requirements on equity awards	(12,265)	—	—	—	(12,265)
Borrowings under senior revolving credit facility	—	343,000	—	—	343,000
Repayments of borrowings under senior revolving credit facility	—	(173,000)	—	—	(173,000)
Borrowings under individual production loans	—	—	84,310	—	84,310
Repayment of individual production loans	—	—	(103,386)	—	(103,386)
Production loan borrowings under Pennsylvania Regional Center credit facility	—	—	745	—	745
Production loan repayments under Pennsylvania Regional Center credit facility	—	—	(740)	—	(740)
Production loan borrowings under film credit facility	—	—	5,259	—	5,259
Production loan repayments under film credit facility	—	—	(1,624)	—	(1,624)
Change in restricted cash collateral associated with financing activities	—	—	(8,253)	—	(8,253)
NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	(12,265)	170,000	(23,689)	—	134,046
NET CHANGE IN CASH AND CASH EQUIVALENTS	(108)	12,251	(4,341)	—	7,802
FOREIGN EXCHANGE EFFECTS ON CASH	(10)	—	1,112	—	1,102
CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	814	3,059	65,369	—	69,242
CASH AND CASH EQUIVALENTS — END OF PERIOD	$696	$15,310	$62,140	$—	$78,146

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
The Company has agreed to make available to the trustee and the holders of the Senior Notes the following tables which present unaudited condensed consolidating financial information as of September 30, 2011 and March 31, 2011, and for the six months ended September 30, 2011 and 2010 for (1) the Company, on a stand-alone basis, (2) LGEI, on a stand-alone basis, (3) the guarantor subsidiaries of the Company (including the subsidiaries of LGEI), on a combined basis (4) the non-guarantor subsidiaries of the Company (including the subsidiaries of LGEI), on a combined basis and (5) the Company, on a consolidated basis.

	As of
	September 30, 2011
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.
			Other Subsidiaries		Consolidating Adjustments	Lions Gate Consolidated
			Guarantors	Non-guarantors
	(Amounts in thousands)
BALANCE SHEET
Assets
Cash and cash equivalents	$4,464	$71	$1,536	$23,455	$—	$29,526
Restricted cash	13,972	8,506	—	—	—	22,478
Accounts receivable, net	1,122	18,101	343,396	27,736	(432)	389,923
Investment in films and television programs, net	5	6,391	714,953	99,965	(586)	820,728
Property and equipment, net	—	8,004	139	539	—	8,682
Equity method investments	813	15,125	28,283	114,460	(2,694)	155,987
Goodwill	10,173	—	192,830	30,198	—	233,201
Other assets	189	46,091	7,285	1,345	—	54,910
Subsidiary investments and advances	7,771	(20,863)	(98,982)	(138,134)	250,208	—
	$38,509	$81,426	$1,189,440	$159,564	$246,496	$1,715,435
Liabilities and Shareholders’ Equity (Deficiency)
Senior revolving credit facility	$—	$23,000	$—	$—	$—	$23,000
Senior secured second-priority notes	—	431,161	—	—	—	431,161
Accounts payable and accrued liabilities	771	53,984	165,953	29,103	30	249,841
Participations and residuals	180	3,557	280,239	24,708	(149)	308,535
Film obligations and production loans	71	—	352,496	21,890	(1,095)	373,362
Convertible senior subordinated notes and other financing obligations	—	92,523	3,718	—	—	96,241
Deferred revenue	—	17,845	155,145	22,818	—	195,808
Shareholders’ equity (deficiency)	37,487	(540,644)	231,889	61,045	247,710	37,487
	$38,509	$81,426	$1,189,440	$159,564	$246,496	$1,715,435

	Six Months Ended
	September 30, 2011
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.
			Other Subsidiaries		Consolidating Adjustments	Lions Gate Consolidated
			Guarantors	Non-guarantors
	(Amounts in thousands)
STATEMENT OF OPERATIONS
Revenues	$—	$20,342	$564,367	$59,871	$(25,240)	$619,340
EXPENSES:
Direct operating	457	141	327,983	29,614	(12,493)	345,702
Distribution and marketing	—	(126)	176,084	30,496	(66)	206,388
General and administration	686	27,135	23,250	6,404	(125)	57,350
Gain on sale of asset disposal group	(10,967)	—	—	—	—	(10,967)
Depreciation and amortization	—	1,656	52	207	—	1,915
Total expenses	(9,824)	28,806	527,369	66,721	(12,684)	600,388
OPERATING INCOME (LOSS)	9,824	(8,464)	36,998	(6,850)	(12,556)	18,952
Other expenses (income):
Interest expense	—	30,801	2,963	555	(415)	33,904
Interest and other income	(66)	(1,451)	(163)	(105)	415	(1,370)
Loss on extinguishment of debt	—	967	—	—	—	967
Total other expenses (income)	(66)	30,317	2,800	450	—	33,501
INCOME (LOSS) BEFORE EQUITY INTERESTS AND INCOME TAXES	9,890	(38,781)	34,198	(7,300)	(12,556)	(14,549)
Equity interests income (loss)	(22,253)	14,918	10,878	(3,055)	4,016	4,504
INCOME (LOSS) BEFORE INCOME TAXES	(12,363)	(23,863)	45,076	(10,355)	(8,540)	(10,045)
Income tax provision (benefit)	(46)	1,093	935	290	—	2,272
NET INCOME (LOSS)	$(12,317)	$(24,956)	$44,141	$(10,645)	$(8,540)	$(12,317)

	Six Months Ended
	September 30, 2011
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.
			Other Subsidiaries		Consolidating Adjustments	Lions Gate Consolidated
			Guarantors	Non-guarantors
	(Amounts in thousands)
STATEMENT OF CASH FLOWS
NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	$73,947	$(129,504)	$(32,388)	$(52,617)	$—	$(140,562)
INVESTING ACTIVITIES:
Proceeds from the sale of asset disposal group, net of transaction costs and cash disposed of $3,943	9,119	—	—	—		9,119
Investment in equity method investees	(828)	—	—	—	—	(828)
Increase in loan receivables	—	(1,500)	—	—	—	(1,500)
Purchases of property and equipment	—	(1,253)	—	—	—	(1,253)
NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	8,291	(2,753)	—	—	—	5,538
FINANCING ACTIVITIES:
Tax withholding requirements on equity awards	(1,932)	—	—	—	—	(1,932)
Repurchase of common shares	(77,088)					(77,088)
Borrowings under senior revolving credit facility	—	153,650	—	—	—	153,650
Repayments of borrowings under senior revolving credit facility	—	(200,400)	—	—	—	(200,400)
Borrowings under individual production loans	—	—	132,847	2,023	—	134,870
Repayment of individual production loans	—	—	(120,391)	(2,495)	—	(122,886)
Production loan borrowings under film credit facility	—	—	33,002	—	—	33,002
Production loan repayments under film credit facility	—	—	(9,187)	—	—	(9,187)
Change in restricted cash collateral associated with financing activities	—	—	(3,043)	—	—	(3,043)
Proceeds from sale of senior secured second-priority notes, net of deferred financing costs	—	201,955	—	—	—	201,955
Repurchase of senior secured second-priority notes	—	(9,852)	—	—	—	(9,852)
Repurchase of convertible senior subordinated notes	—	(19,476)	—	—	—	(19,476)
NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	(79,020)	125,877	33,228	(472)	—	79,613
NET CHANGE IN CASH AND CASH EQUIVALENTS	3,218	(6,380)	840	(53,089)	—	(55,411)
FOREIGN EXCHANGE EFFECTS ON CASH	451	—	—	(1,933)	—	(1,482)
CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	795	6,451	696	78,477	—	86,419
CASH AND CASH EQUIVALENTS — END OF PERIOD	$4,464	$71	$1,536	$23,455	$—	$29,526

	As of
	March 31, 2011
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.
			Other Subsidiaries		Consolidating Adjustments	Lions Gate Consolidated
			Guarantors	Non-guarantors
	(Amounts in thousands)
BALANCE SHEET
Assets
Cash and cash equivalents	$795	$6,451	$696	$78,477	$—	$86,419
Restricted cash	13,992	29,466	—	—	—	43,458
Accounts receivable, net	494	4,237	292,860	33,033	—	330,624
Investment in films and television programs, net	12	6,391	513,505	89,137	(1,288)	607,757
Property and equipment, net	—	8,292	189	608	—	9,089
Equity method investments	1,123	17,052	17,405	117,514	(2,509)	150,585
Goodwill	10,173	—	198,883	30,198	—	239,254
Other assets	458	34,214	10,658	992	—	46,322
Assets held for sale	—	—	—	44,336	—	44,336
Subsidiary investments and advances	102,680	(171,895)	(28,053)	(199,205)	296,473	—
	$129,727	$(65,792)	$1,006,143	$195,090	$292,676	$1,557,844
Liabilities and Shareholders’ Equity (Deficiency)
Senior revolving credit facility	$—	$69,750	$—	$—	$—	$69,750
Senior secured second-priority notes	—	226,331	—	—	—	226,331
Accounts payable and accrued liabilities	1,910	52,035	141,715	35,288	41	230,989
Participations and residuals	195	11,093	264,320	21,973	(99)	297,482
Film obligations and production loans	76	—	308,744	17,620	—	326,440
Convertible senior subordinated notes and other financing obligations	—	107,255	3,718	—	—	110,973
Deferred revenue	—	134	123,696	27,107	—	150,937
Liabilities held for sale	—	—	—	17,396	—	17,396
Shareholders’ equity (deficiency)	127,546	(532,390)	163,950	75,706	292,734	127,546
	$129,727	$(65,792)	$1,006,143	$195,090	$292,676	$1,557,844

	Six Months Ended
	September 30, 2010
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.
			Other Subsidiaries		Consolidating Adjustments	Lions Gate Consolidated
			Guarantors	Non-guarantors
			(Amounts in thousands)
STATEMENT OF OPERATIONS
Revenues	$—	$11,322	$709,812	$85,931	$(24,165)	$782,900
EXPENSES:
Direct operating	—	962	379,646	40,865	(25,684)	395,789
Distribution and marketing	—	16	265,420	37,077	(11)	302,502
General and administration	10,670	58,270	22,251	7,311	(105)	98,397
Depreciation and amortization	—	1,840	830	406	—	3,076
Total expenses	10,670	61,088	668,147	85,659	(25,800)	799,764
OPERATING INCOME (LOSS)	(10,670)	(49,766)	41,665	272	1,635	(16,864)
Other expenses (income):
Interest expense	—	26,809	1,518	519	(474)	28,372
Interest and other income	(79)	(796)	(272)	(80)	474	(753)
Loss on extinguishment of debt	—	14,505	—	—	—	14,505
Total other expenses (income)	(79)	40,518	1,246	439	—	42,124
INCOME (LOSS) BEFORE EQUITY INTERESTS AND INCOME TAXES	(10,591)	(90,284)	40,419	(167)	1,635	(58,988)
Equity interests income (loss)	(83,136)	(8,474)	(31,724)	(88)	91,000	(32,422)
INCOME (LOSS) BEFORE INCOME TAXES	(93,727)	(98,758)	8,695	(255)	92,635	(91,410)
Income tax provision (benefit)	—	1,556	814	(53)	—	2,317
NET INCOME (LOSS)	$(93,727)	$(100,314)	$7,881	$(202)	$92,635	$(93,727)

	Six Months Ended
	September 30, 2010
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.
			Other Subsidiaries		Consolidating Adjustments	Lions Gate Consolidated
			Guarantors	Non-guarantors
			(Amounts in thousands)
STATEMENT OF CASH FLOWS
NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	$12,157	$(157,272)	$46,154	$4,171	$—	$(94,790)
INVESTING ACTIVITIES:
Purchases of restricted investments	—	(6,993)	—	—	—	(6,993)
Proceeds from the sale of restricted investments	—	6,995	—	—	—	6,995
Buy-out of the earn-out associated with the acquisition of Debmar-Mercury, LLC	—	—	(15,000)	—	—	(15,000)
Investment in equity method investees	—	—	(22,677)	—	—	(22,677)
Repayment of loans receivable	—	—	7,113	—	—	7,113
Purchases of property and equipment	—	(479)	(293)	(120)	—	(892)
NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	—	(477)	(30,857)	(120)	—	(31,454)
FINANCING ACTIVITIES:
Tax withholding requirements on equity awards	(12,265)	—	—	—	—	(12,265)
Borrowings under senior revolving credit facility	—	343,000	—	—	—	343,000
Repayments of borrowings under senior revolving credit facility	—	(173,000)	—	—	—	(173,000)
Borrowings under individual production loans	—	—	84,310	—	—	84,310
Repayment of individual production loans	—	—	(102,435)	(951)	—	(103,386)
Production loan borrowings under Pennsylvania Regional Center credit facility	—	—	745	—	—	745
Production loan repayments under Pennsylvania Regional Center credit facility	—	—	(740)	—	—	(740)
Production loan borrowings under film credit facility	—	—	5,259	—	—	5,259
Production loan repayments under film credit facility	—	—	(1,624)	—	—	(1,624)
Change in restricted cash collateral associated with financing activities	—	—	(8,253)	—	—	(8,253)
NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	(12,265)	170,000	(22,738)	(951)	—	134,046
NET CHANGE IN CASH AND CASH EQUIVALENTS	(108)	12,251	(7,441)	3,100	—	7,802
FOREIGN EXCHANGE EFFECTS ON CASH	(10)	—	—	1,112	—	1,102
CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	814	3,059	8,152	57,217	—	69,242
CASH AND CASH EQUIVALENTS — END OF PERIOD	$696	$15,310	$711	$61,429	$—	$78,146

21. Subsequent Events (Unaudited)

Secondary Public Offering. On October 18, 2011, pursuant to the terms of an underwriting agreement, certain selling shareholders sold an aggregate of 19,201,000 common shares of the Company, at a price of $7.00 per share. The Company did not receive any proceeds from the sale of the shares in the offering. The Company paid the underwriter a fee of approximately $3.4 million at the close of the transaction.

Redemption of October 2004 2.9375% Notes. On October 15, 2011, certain holders of the October 2004 2.9375% Notes required LGEI to repurchase $26.6 million in aggregate principal amount (carrying value - $26.6 million) of the October 2004 2.9375% Notes, pursuant to the redemption terms of the October 2004 2.9375% Notes (see Note 10). LGEI paid approximately $27.0 million for the repurchase on October 17, 2011, representing a price equal to 100% of the principal amount, together with accrued and unpaid interest through October 17, 2011.

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
Revenues
Our revenues are derived from the Motion Pictures and Television Production segments, as described below. Our revenues are derived from the U.S., Canada, the United Kingdom, Australia and other foreign countries; none of the non-U.S. countries individually comprised greater than 10% of total revenues for the three and six months ended September 30, 2011 and 2010.
Motion Pictures. Motion Pictures includes “Theatrical,” “Home Entertainment,” “Television,” “International,” “Lionsgate UK,” and “Mandate Pictures” revenue.
Theatrical revenues are derived from the theatrical release of motion pictures in the U.S. and Canada which are distributed to theatrical exhibitors on a picture-by-picture basis. The financial terms that we negotiate with our theatrical exhibitors generally provide that we receive a percentage of the box office results and are negotiated on a picture-by-picture basis.
Home Entertainment revenues includes revenues from our own film and television productions and acquired or licensed films, including theatrical and direct-to-video releases, generated from the sale to retail stores and through digital media platforms. In addition, we have revenue sharing arrangements with certain rental stores which generally provide that in exchange for a nominal or no upfront sales price, we share in the rental revenues generated by each such store on a title-by-title basis. We categorized our Home Entertainment revenue as follows:

•	Packaged media revenue: Packaged media revenue consists of the sale or rental of DVDs and Blu-ray devices.

•	Electronic media revenue: Electronic media revenue consists of revenues generated from electronic-sell through or “EST”, digital rental, pay-per-view and video-on-demand platforms.
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
Recent Developments

Redemption of October 2004 2.9375% Notes. On October 15, 2011, certain holders of the October 2004 2.9375% Notes required LGEI to repurchase $26.6 million in aggregate principal amount (carrying value - $26.6 million) of the October 2004 2.9375% Notes, pursuant to the redemption terms of the October 2004 2.9375% Notes (see Note 10 of our unaudited condensed consolidated financial statements). LGEI paid approximately $27.0 million for the repurchase, representing a price equal to 100% of the principal amount on October 17, 2011, together with accrued and unpaid interest through October 17, 2011.

Share Repurchases. On August 30, 2011, the Company entered into an agreement with certain shareholders, whereby the Company repurchased 11,040,493 of its common shares at a price of $7.00 per share, for aggregate cash consideration of $77.1 million. The shares repurchased under the agreement are included in treasury shares in the accompanying unaudited consolidated balance sheets and statements of shareholders' equity.
Sale of Maple Pictures. On August 10, 2011, the Company sold its interest in Maple Pictures Corp. (“Maple Pictures”) to Alliance Films Holdings Inc. (“Alliance”), a leading Canadian producer and distributor of motion pictures, television programming and home entertainment. The sales price was approximately $35.3 million, net of a working capital adjustment.
Alliance will be responsible for all of Maple Pictures’ distribution, including Maple Pictures’ exclusive five-year output deal for Canadian distribution of the Company’s new motion picture and second window television product and Maple Pictures’ exclusive long-term arrangement for distribution of Canadian rights of the Company’s filmed entertainment library (i.e., distribution rights). The purchase price was allocated between the fair value of the distribution rights and the fair value of Maple Pictures exclusive of the distribution rights. The fair value of the distribution rights of $17.8 million was recorded as deferred revenue and will be recognized as revenue by the Company as the revenues are earned pursuant to the distribution rights.

The sale was treated as the disposal of an asset group rather than a discontinued operation because, due to the distribution rights, the Company will have continuing involvement in the cash flows generated pursuant to the distribution rights.
The assets and liabilities were classified as held for sale in the consolidated balance sheet as of March 31, 2011 and were recorded at their carrying value, which was lower than their fair value less cost to sell.
Maple Pictures was included in the Company’s Motion Pictures reporting segment. A portion of Motion Pictures goodwill, amounting to $6.1 million was allocated to the asset group and included in the carrying value of the assets disposed for purposes of calculating the gain on sale. Subsequently, the Company tested for goodwill impairment using the adjusted carrying amount of the Motion Pictures reporting unit and no goodwill impairment was identified. The Company recognized a gain, net of transaction costs, on the sale of Maple Pictures of $11.0 million during the quarter ended September 30, 2011.
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
Repurchase and Sale of a Portion of the Senior Secured Second-Priority Notes. In August 2011, a subsidiary of LGEI paid $9.9 million to repurchase $10.0 million of aggregate principal amount (carrying value — $9.9 million) of the Senior Notes in the open market. The Company recorded a loss on extinguishment in the quarter ended September 30, 2011 of $0.4 million, which includes $0.5 million of deferred financing costs written off. In September 2011, in connection with the common shares repurchased as discussed in Note 15 to our consolidated financial statements, LGEI resold such Senior Notes at 99.0% of the $10.0 million face amount therof, plus accrued interest thereon from May 1, 2011, resulting in gross proceeds of approximately $10.2 million.
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
Sales Returns Allowance. Revenues are recorded net of estimated returns and other allowances. We estimate reserves for DVD/Blu-ray returns based on previous returns experience, point-of-sale data available from certain retailers, current economic trends, and projected future sales of the title to the consumer based on the actual performance of similar titles on a title-by-title basis in each of the DVD/Blu-ray businesses. Factors affecting actual returns include, among other factors, limited retail shelf space at various times of the year, success of advertising or other sales promotions, and the near term release of competing titles. We believe that our estimates have been materially accurate in the past; however, due to the judgment involved in establishing reserves, we may have adjustments to our historical estimates in the future. Our estimate of future returns affects reported revenue and operating income. If we underestimate the impact of future returns in a particular period, then we may record less revenue in later periods when returns exceed the estimated amounts. If we overestimate the impact of future returns in a particular period, then we may record additional revenue in later periods when returns are less than estimated. An incremental change of 1% in our estimated sales returns rate (i.e., provisions for returns divided by gross sales of related product) for home entertainment products would have had an approximately $2.3 million and $2.6 million impact on our total revenue in the three and six months ended September 30, 2011, respectively.
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
Business Acquisitions. We account for business acquisitions as a purchase, whereby the purchase price is allocated to the assets acquired and liabilities assumed based on their estimated fair value. The excess of the purchase price over estimated fair value of the net identifiable assets is allocated to goodwill. Determining the fair value of assets and liabilities requires various assumptions and estimates. These estimates and assumptions are refined with adjustments recorded to goodwill as information is gathered and final appraisals are completed over a one-year allocation period. The changes in these estimates or different assumptions used in determining these estimates could impact the amount of assets, including goodwill and liabilities, ultimately recorded on our balance sheet and could impact our operating results subsequent to such acquisition. We believe that our assumptions and estimates have been materially accurate in the past.
Recent Accounting Pronouncements
We intend to early adopt Accounting Standards Update ("ASU") No. 2011-08 “Testing Goodwill for Impairment” for the fiscal year ending March 31, 2012. ASU 2011-08 simplifies how entities test goodwill for impairment and permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. ASU 2011-08 would have been effective for the Company's fiscal year beginning April 1, 2012 if not for the early adoption. The adoption of ASU 2011-08 is not expected to have a significant impact to our consolidated financial statements.
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

Results of Operations
Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010
The following table sets forth the components of consolidated revenue by segment for the three months ended September 30, 2011 and 2010:

	Three Months Ended	Three Months Ended	Increase (Decrease)
	September 30, 2011	September 30, 2010	Amount	Percent
		(Amounts in millions)
Consolidated Revenue
Motion Pictures	$218.9	$341.0	$(122.1)	(35.8)%
Television Production	139.2	115.3	23.9	20.7%
	$358.1	$456.3	$(98.2)	(21.5)%
Our largest component of revenue comes from home entertainment. The following table sets forth total home entertainment revenue for both the Motion Pictures and Television Production reporting segments for the three months ended September 30, 2011 and 2010:

	Three Months Ended	Three Months Ended	Increase (Decrease)
	September 30, 2011	September 30, 2010	Amount	Percent
		(Amounts in millions)
Home Entertainment Revenue (1)
Motion Pictures	$120.4	$144.3	$(23.9)	(16.6)%
Television Production	54.6	8.1	46.5	NM
	$175.0	$152.4	$22.6	14.8%
 NM — Percentage not meaningful

(1)	See reclassification footnote under the table in the Motion Pictures Revenue discussion below.

Motion Pictures Revenue
The following table sets forth the components of revenue and the changes in these components for the motion pictures reporting segment for the three-month periods ended September 30, 2011 and 2010:

	Three Months Ended	Three Months Ended	Increase (Decrease)
	September 30, 2011	September 30, 2010	Amount	Percent
	(Amounts in millions)
Motion Pictures (1)
Theatrical	$22.3	$76.0	$(53.7)	(70.7)%
Home Entertainment (2)	120.4	144.3	(23.9)	(16.6)%
Television (2)	28.2	58.0	(29.8)	(51.4)%
International	22.4	37.5	(15.1)	(40.3)%
Lionsgate UK	22.0	15.6	6.4	41.0%
Mandate Pictures	2.4	8.5	(6.1)	(71.8)%
Other	1.2	1.1	0.1	9.1%
	$218.9	$341.0	$(122.1)	(35.8)%

(1)
For the three months ended September 30, 2011, motion pictures revenue includes Maple Pictures revenue of $4.0 million through the date of sale of August 10, 2011, compared to Maple Pictures revenue of $24.4 million for the three months ended September 30, 2010. Subsequent to August 10, 2011, revenue generated pursuant to the distribution agreements with Alliance will be recorded net of fees and expenses.

(2)
For the three months ended September 30, 2011, pay-per-view and video-on-demand revenue is included in Home Entertainment revenue rather than Television revenue in order to be consistent with the way management currently categorizes and analyzes those media types. For the three months ended September 30, 2010, $20.3 million of pay-per-view and video-on-demand revenue was reclassified from Television revenue to Home Entertainment revenue to be consistent with the current period presentation.

Motion Pictures — Theatrical Revenue
The following table sets forth the titles contributing significant theatrical revenue by fiscal years theatrical slate and the month of their release for the three-month periods ended September 30, 2011 and 2010:

Three Months Ended September 30,
2011		2010
	Theatrical Release Date		Theatrical Release Date
Fiscal 2012 Theatrical Slate:		Fiscal 2011 Theatrical Slate:
Abduction	September 2011	Alpha and Omega	September 2010
Warrior	September 2011	The Expendables	August 2010
Conan the Barbarian	August 2011	The Last Exorcism	August 2010
Theatrical revenue of $22.3 million decreased $53.7 million, or 70.7%, in the quarter ended September 30, 2011 as compared to the quarter ended September 30, 2010. The decrease in theatrical revenue in the quarter ended September 30, 2011 as compared to the quarter ended September 30, 2010 is due to the lower aggregate box office performances of the theatrical releases for the quarter ended September 30, 2011 as compared to the box office performances of the theatrical releases in the quarter ended September 30, 2010, and in particular, the box office performance of The Expendables.

Motion Pictures — Home Entertainment Revenue
The following table sets forth the titles contributing significant motion pictures home entertainment revenue for the three-month periods ended September 30, 2011 and 2010:

Three Months Ended September 30,
2011		2010
	DVD Release Date		DVD Release Date
Fiscal 2012 Theatrical Slate:		Fiscal 2011 Theatrical Slate:
Madea's Big Happy Family	August 2011	Killers	September 2010
Fiscal 2011 Theatrical Slate:		Kick-Ass	August 2010
The Lincoln Lawyer	July 2011	Why Did I Get Married Too?	August 2010
The Next Three Days	March 2011	Fiscal 2010 Theatrical Slate:
Direct-to-DVD, acquired and licensed brands, acquired library & other:		From Paris With Love	June 2010
Set Up	September 2011	Daybreakers	May 2010
Everything Must Go	September 2011	The Spy Next Door	May 2010
Laugh to Keep From Crying	August 2011	Brothers	March 2010
The Conspirator	August 2011	Precious	March 2010

The following table sets forth the components of home entertainment revenue by product category for the three-month periods ended September 30, 2011 and 2010:

	Three Months Ended September 30,
	2011			2010
	Packaged Media	Electronic Media	Total	Packaged Media	Electronic Media	Total
			(Amounts in millions)
Home entertainment revenues (1)
Fiscal 2012 Theatrical Slate	$14.5	$—	$14.5	$—	$—	$—
Fiscal 2011 Theatrical Slate	28.8	9.0	37.8	55.1	2.3	57.4
Fiscal 2010 Theatrical Slate	1.7	0.3	2.0	11.0	18.3	29.3
Fiscal 2009 Theatrical Slate	1.3	0.3	1.6	3.3	0.2	3.5
Fiscal 2008 & Prior Theatrical Slate	4.0	0.7	4.7	6.0	1.2	7.2
Direct-to-DVD, acquired and licensed brands, acquired library & other	52.2	6.0	58.2	39.3	4.7	44.0
Other	1.0	0.6	1.6	2.1	0.8	2.9
	$103.5	$16.9	$120.4	$116.8	$27.5	$144.3
 ___________________

(1)	See reclassification footnote (2) under the table in the Motion Pictures Revenue discussion above.
Home entertainment revenue of $120.4 million decreased $23.9 million, or 16.6%, in the quarter ended September 30, 2011 as compared to the quarter ended September 30, 2010. The decrease in home entertainment revenue is primarily due to a decrease in the contribution of revenue from the theatrical slates as listed above, offset in part by an increase in the contribution of revenue from Direct-to-DVD, acquired and licensed brands, acquired library and other. The decrease in revenue contributed by the theatrical slates is primarily due to only one significant wide release title from our fiscal 2012 theatrical slate being released on DVD in the quarter ended September 30, 2011 as compared to three titles from the 2011 theatrical slate released on DVD in the quarter ended September 30, 2010.
Motion Pictures — Television Revenue
The following table sets forth the titles contributing significant motion pictures television revenue for the three-month periods ended September 30, 2011 and 2010:

Three Months Ended September 30,
2011	2010
Fiscal 2011 Theatrical Slate:	Fiscal 2010 Theatrical Slate:
The Next Three Days	Brothers
The Last Exorcism	Gamer
Fiscal 2009 Theatrical Slate:	I Can Do Bad All By Myself
Madea Goes to Jail	Precious
Saw VI
Fiscal 2009 Theatrical Slate:
The Forbidden Kingdom
Fiscal 2008 Theatrical Slate:
Meet the Browns

The following table sets forth the components of television revenue by product category for the three-month periods ended September 30, 2011 and 2010:

	Three Months Ended
	September 30,
	2011	2010
	(Amounts in millions)
Television revenues (1)
Fiscal 2011 Theatrical Slate	$14.1	$—
Fiscal 2010 Theatrical Slate	—	36.4
Fiscal 2009 Theatrical Slate	6.0	5.3
Fiscal 2008 & Prior Theatrical Slate	4.5	12.6
Direct-to-DVD, acquired and licensed brands, acquired library & other	3.2	3.4
Other	0.4	0.3
	$28.2	$58.0
 ____________________

(1)	See reclassification footnote (2) under the table in the Motion Pictures Revenue discussion above.
Television revenue included in motion pictures revenue of $28.2 million decreased $29.8 million, or 51.4%, in the quarter ended September 30, 2011 as compared to the quarter ended September 30, 2010. The decrease in television revenue in the quarter ended September 30, 2011 compared to the quarter ended September 30, 2010 is mainly due to the number and performance of titles in the theatrical slates listed above with television availability windows opening in the quarter ended September 30, 2011. The contribution of television revenue from the titles listed above was $18.3 million in the quarter ended September 30, 2011 compared to $45.7 million in the quarter ended September 30, 2010, and the contribution of television revenue from titles not listed above was $9.9 million in the quarter ended September 30, 2011 compared to $12.3 million in the quarter ended September 30, 2010.
Motion Pictures — International Revenue
The following table sets forth the titles contributing significant motion pictures international revenue for the three-month periods ended September 30, 2011 and 2010:

Three Months Ended September 30,
2011	2010
Fiscal 2012 Theatrical Slate:	Fiscal 2011 Theatrical Slate:
Abduction	Kick-Ass
Warrior	Killers
Fiscal 2011 Theatrical Slate:	Alpha and Omega
Kick-Ass	Fiscal 2010 Theatrical Slate:
Brothers
Daybreakers

The following table sets forth the components of international revenue by product category for the three-month periods ended September 30, 2011 and 2010:

	Three Months Ended
	September 30, 2011
	2011	2010
	(Amounts in millions)
International revenues
Fiscal 2012 Theatrical Slate	$8.5	$—
Fiscal 2011 Theatrical Slate	3.8	29.2
Fiscal 2010 Theatrical Slate	0.2	2.8
Fiscal 2009 Theatrical Slate	0.9	1.2
Fiscal 2008 & Prior Theatrical Slate	1.9	1.5
Direct-to-DVD, acquired and licensed brands, acquired library & other	5.7	2.4
Other	1.4	0.4
	$22.4	$37.5

International revenue included in motion pictures revenue of $22.4 million decreased $15.1 million, or 40.3%, in the quarter ended September 30, 2011 as compared to the quarter ended September 30, 2010. The decrease in international revenue in the quarter ended September 30, 2011 compared to the quarter ended September 30, 2010 is mainly due to the revenues generated by the titles and product categories listed above.
Motion Pictures — Lionsgate UK Revenue
The following table sets forth the titles contributing significant Lionsgate UK revenue for the three-month periods ended September 30, 2011 and 2010:

Three Months Ended September 30,
2011	2010
LGUK Theatrical Slate:	Fiscal 2011 Theatrical Slate:
Blitz	The Expendables
Drive Angry 3D	LGUK Theatrical Slate:
Harry Brown
The Hurt Locker
Direct-to-DVD, acquired and licensed brands,
acquired library & other:
Bad Lieutenant: Port of Call New Orleans

The following table sets forth the components of Lionsgate UK revenue by product category for the three-month periods ended September 30, 2011 and 2010:

	Three Months Ended September 30,
	2011	2010
	(Amounts in millions)
Lionsgate UK revenues
Fiscal 2012 Theatrical Slate	$0.9	$—
Fiscal 2011 Theatrical Slate	1.6	5.5
Fiscal 2010 Theatrical Slate	0.2	1.4
Fiscal 2009 Theatrical Slate	0.1	0.3
Fiscal 2008 & Prior Theatrical Slate	0.2	1.2
Lionsgate UK and third party product	15.9	4.4
Direct-to-DVD, acquired and licensed brands, acquired library & other	3.0	1.3
Other	0.1	1.5
	$22.0	$15.6
Lionsgate UK revenue of $22.0 million increased $6.4 million, or 41.0%, in the quarter ended September 30, 2011 as compared to the quarter ended September 30, 2010. The increase in Lionsgate UK revenue in the quarter ended September 30, 2011 compared to the quarter ended September 30, 2010 is mainly due to the revenue generated by the titles and product categories listed above.

Motion Pictures — Mandate Pictures Revenue
The following table sets forth the titles contributing significant Mandate Pictures revenue for the three-month periods ended September 30, 2011 and 2010:

Three Months Ended September 30,
2011	2010
50/50	Drag Me To Hell
The Switch	Peacock
The Switch
Mandate Pictures revenue includes revenue from the sales and licensing of domestic and worldwide rights of titles developed or acquired by Mandate Pictures to third-party distributors or international sub-distributors. Mandate Pictures revenue of $2.4 million decreased $6.1 million, or 71.8%, in the quarter ended September 30, 2011 as compared to the quarter ended September 30, 2010.
Television Production Revenue
Television production revenue of $139.2 million increased $23.9 million, or 20.7%, in the quarter ended September 30, 2011 as compared to the quarter ended September 30, 2010. The following table sets forth the components and the changes in the components of revenue that make up television production revenue for the three-month periods ended September 30, 2011 and 2010:

	Three Months Ended	Three Months Ended	Increase (Decrease)
	September 30, 2011	September 30, 2010	Amount	Percent
		(Amounts in millions)
Television Production
Domestic series licensing
Lionsgate Television	$41.5	$63.7	$(22.2)	(34.9)%
Debmar-Mercury	30.2	35.0	(4.8)	(13.7)%
Total domestic series licensing	71.7	98.7	(27.0)	(27.4)%
International	12.5	8.3	4.2	50.6%
Home entertainment releases of television production	54.6	8.1	46.5	NM
Other	0.4	0.2	0.2	100.0%
	$139.2	$115.3	$23.9	20.7%
NM — Percentage not meaningful

Revenues included in television production increased in the quarter ended September 30, 2011 mainly due to higher revenue generated from the home entertainment category of television production, and to a lesser extent, higher international revenue in the quarter ended September 30, 2011 as compared to the quarter ended September 30, 2010, offset in part by lower revenue generated from domestic series licensing.

The following table sets forth the number of television episodes and hours included in Lionsgate Television domestic series licensing revenue in the three-month periods ended September 30, 2011 and 2010, respectively:

		Three Months Ended				Three Months Ended
		September 30, 2011				September 30, 2010
		Episodes	Hours			Episodes	Hours
Weeds Season 7	1/2hr	11	5.5	Weeds Season 6	1/2hr	13	6.5
Blue Mountain State Season 3	1/2hr	4	2.0	Blue Mountain State Season 2	1/2hr	1	0.5
Boss Season 1	1hr	6	6.0	Running Wilde Season 1	1/2hr	2	1.0
Pilots	1/2hr	1	0.5	Mad Men Season 4	1hr	10	10.0
				Pilots	1/2hr & 1hr	3	2.0
		22	14.0			29	20.0
Revenues included in domestic series licensing from Lionsgate Television decreased in the quarter ended September 30, 2011 due to a decrease in the number of television episodes delivered as compared to the quarter ended September 30, 2010. Revenues included in domestic series licensing from Debmar-Mercury decreased in the quarter ended September 30, 2011 due to decreased revenue from the deliveries of the television series Meet the Browns and The Wendy Williams Show, and the quarter ended September 30, 2010 included revenue from Big Lake, with no comparable revenue in the quarter ended September 30, 2011.
International revenue increased in the quarter ended September 30, 2011 due to an increase in episodes of programming delivered internationally. International revenue in the quarter ended September 30, 2011 included revenue from Mad Men Seasons 1, 2, 3 and 4, and Weeds Seasons 6 and 7. International revenue in the quarter ended September 30, 2010 included revenue from Mad Men Season 2 and Season 3, Weeds Season 5, and Scream Queens Season 2.
The increase in revenue from home entertainment releases of television production is primarily driven by electronic media revenue from Mad Men Seasons 1,2,3 and 4, and electronic media revenue from Debmar Mercury's Hell's Kitchen, and to a lesser extent, continued packaged media revenue from Weeds Season 6 (released February 2011) in the quarter ended September 30, 2011, as compared to packaged media revenue from Weeds Season 5 (released January 2010) and Mad Men Season 3 (released March 2010) in the quarter ended September 30, 2010.

Direct Operating Expenses
The following table sets forth direct operating expenses by segment for the three months ended September 30, 2011 and 2010:

	Three Months Ended			Three Months Ended
	September 30, 2011			September 30, 2010
	Motion Pictures	Television Production	Total	Motion Pictures	Television Production	Total
	(Amounts in millions)
Direct operating expenses
Amortization of films and television programs	$71.7	$62.5	$134.2	$101.4	$59.9	$161.3
Participation and residual expense	36.2	35.5	71.7	53.7	22.2	75.9
Other expenses	0.6	(0.2)	0.4	0.6	0.4	1.0
	$108.5	$97.8	$206.3	$155.7	$82.5	$238.2
Direct operating expenses as a percentage of segment revenues	49.6%	70.3%	57.6%	45.7%	71.6%	52.2%
Direct operating expenses of the motion pictures segment of $108.5 million for quarter ended September 30, 2011 were 49.6% of motion pictures revenue, compared to $155.7 million, or 45.7% of motion pictures revenue for the quarter ended September 30, 2010. The increase in direct operating expense of the motion pictures segment in the quarter ended September 30, 2011 as a percent of revenue is primarily due to the change in the mix of product generating revenue compared to the quarter ended September 30, 2010, and is primarily driven by the titles in our theatrical slates. Investment in film write-downs of the motion pictures segment during the quarter ended September 30, 2011 totaled approximately $1.5 million compared to $3.7 million for the quarter ended September 30, 2010. In the quarter ended September 30, 2011, there were no write-downs that individually exceeded $1.0 million. In the quarter ended September 30, 2010, there were two write-downs that individually exceeded $1.0 million.
Direct operating expenses of the television production segment of $97.8 million for the quarter ended September 30, 2011 were 70.3% of television revenue, compared to $82.5 million, or 71.6%, of television revenue for the quarter ended September 30, 2010. The direct operating expenses as a percent of television revenue were comparable to the quarter ended September 30, 2010. In the quarter ended September 30, 2011, $0.2 million of charges for write-downs of television film costs were included in the amortization of television programs, compared to $1.9 million in the quarter ended September 30, 2010. In the quarter ended September 30, 2010, approximately $1.5 million of the write-down related to one television series.

Distribution and Marketing Expenses
The following table sets forth distribution and marketing expenses by segment for the three months ended September 30, 2011 and 2010:

	Three Months Ended			Three Months Ended
	September 30, 2011			September 30, 2010
	Motion Pictures	Television Production	Total	Motion Pictures	Television Production	Total
	(Amounts in millions)
Distribution and marketing expenses
Theatrical	$81.4	$—	$81.4	$97.8	$—	$97.8
Home Entertainment (1)	37.5	1.8	39.3	46.0	1.6	47.6
Television (1)	0.1	3.7	3.8	0.5	3.8	4.3
International	0.7	0.6	1.3	1.2	0.6	1.8
Lionsgate UK	14.9	0.2	15.1	9.6	0.5	10.1
Other	0.7	—	0.7	0.7	0.1	0.8
	$135.3	$6.3	$141.6	$155.8	$6.6	$162.4
 ____________________

(1)	For the three months ended September 30, 2011, pay-per-view and video-on-demand distribution and marketing expenses are included in Home Entertainment rather than Television distribution and marketing expenses in order to be consistent with the way management currently categorizes and analyzes those media types. For the three months ended September 30, 2010, $0.6 million of pay-per-view and video-on-demand distribution and marketing expenses were reclassified from Television to Home Entertainment distribution and marketing expenses to be consistent with the current period presentation.
The majority of distribution and marketing expenses relate to the motion pictures segment. Theatrical prints and advertising (“P&A”) in the motion pictures segment in the quarter ended September 30, 2011 of $81.4 million decreased $16.4 million, compared to $97.8 million in the quarter ended September 30, 2010. Domestic theatrical P&A from the motion pictures segment in the quarter ended September 30, 2011 included P&A incurred on the release of Abduction, Conan the Barbarian and Warrior. In addition, approximately $2.3 million of P&A was incurred on titles that did not contribute significant revenue in the quarter ended September 30, 2011, primarily related to P&A incurred in advance for films to be released in subsequent quarters. Domestic theatrical P&A from the motion pictures segment in the quarter ended September 30, 2010 included P&A incurred on the release of Alpha and Omega, Buried, The Expendables, and The Last Exorcism. Approximately $14.5 million of P&A was incurred on titles that did not contribute significant revenue in the quarter ended September 30, 2010, of which $6.2 million was P&A related to titles released subsequent to that quarter including Saw 3D, The Next Three Days, and For Colored Girls.
Home entertainment distribution and marketing costs on motion pictures and television product in the quarter ended September 30, 2011 of $39.3 million decreased $8.3 million, or 17.4%, compared to $47.6 million in the quarter ended September 30, 2010, primarily due to lower distribution and marketing cost associated with lower motion pictures revenues. Home entertainment distribution and marketing costs as a percentage of home entertainment revenues was 22.5% and 31.2% in the quarters ended September 30, 2011 and September 30, 2010, respectively. The decrease in home entertainment distribution and marketing costs as a percentage of home entertainment revenues was primarily due to an increase in home entertainment revenue from electronic media in the television production segment, which has lower distribution and marketing costs as a percentage of home entertainment revenue, in relation to total home entertainment revenue in the quarter ended September 30, 2011 as compared to the quarter ended September 30, 2010.
Lionsgate UK distribution and marketing expenses in the motion pictures segment in the quarter ended September 30, 2011 of $14.9 million increased from $9.6 million in the quarter ended September 30, 2010.

General and Administrative Expenses
The following table sets forth general and administrative expenses by segment for the three months ended September 30, 2011 and 2010:

	Three Months Ended	Three Months Ended	Increase (Decrease)
	September 30, 2011	September 30, 2010	Amount	Percent
	(Amounts in millions)
General and administrative expenses
Motion Pictures	$11.5	$12.0	$(0.5)	(4.2)%
Television Production	3.0	2.7	0.3	11.1%
Shared services and corporate expenses, excluding items below	10.8	12.5	(1.7)	(13.6)%
Total general and administrative expenses before share-based compensation expense and shareholder activist matter expenses	25.3	27.2	(1.9)	(7.0)%
Share-based compensation expense	2.4	2.5	(0.1)	(4.0)%
Shareholder activist matter	1.8	4.0	(2.2)	(55.0)%
	4.2	6.5	(2.3)	(35.4)%
Total general and administrative expenses	$29.5	$33.7	$(4.2)	(12.5)%
Total general and administrative expenses as a percentage of revenue	8.2%	7.4%
General and administrative expenses excluding share-based compensation expense and shareholder activist matter expenses, as a percentage of revenue	7.1%	6.0%

Total General and Administrative Expenses
General and administrative expenses decreased by $4.2 million, or 12.5%, as reflected in the table above and further discussed below.
Motion Pictures
General and administrative expenses of the motion pictures segment decreased $0.5 million, or 4.2%. Included in the motion pictures segment in the quarter ended September 30, 2011 is $0.9 million in general and administrative expenses associated with Maple Pictures through the date of sale of August 10, 2011, as compared to $1.5 million in general and administrative expenses associated with Maple Pictures in the quarter ended September 30, 2010. Due to the sale of Maple Pictures, the Company will no longer incur general and administrative expenses associated with Maple Pictures. In the quarter ended September 30, 2011, $2.6 million of motion pictures production overhead was capitalized compared to $2.2 million in the quarter ended September 30, 2010.
Television Production
General and administrative expenses of the television production segment increased $0.3 million, or 11.1%, mainly due to a slight increase in salary and related expenses, offset by a decrease in other general and administrative expenses. In the quarter ended September 30, 2011, $1.4 million of television production overhead was capitalized compared to $1.1 million in the quarter ended September 30, 2010.

Shared Services and Corporate Expenses
Shared services and corporate expenses excluding share-based compensation expense and shareholder activist matter costs decreased $1.7 million, or 13.6%, mainly due to decreases of $1.2 million in salary and related expenses, $0.3 million in legal and professional fees not associated with a shareholder activist matter and $0.2 million in other shared services and corporate expenses.

Shareholder activist matter costs decreased $2.2 million as a result of less shareholder activist or related costs being incurred in the quarter ended September 30, 2011 as compared to the quarter ended September 30, 2010.

Share-Based Compensation Expense. The following table sets forth share-based compensation expense included in shared services and corporate expenses for the three months ended September 30, 2011 and 2010:

	Three Months Ended	Three Months Ended	Increase (Decrease)
	September 30, 2011	September 30, 2010	Amount	Percent
	(Amounts in millions)
Share-Based Compensation Expense:
Stock options	$—	$0.1	$(0.1)	(100.0)%
Restricted share units and other share-based compensation	2.5	2.0	0.5	25.0%
Stock appreciation rights	(0.1)	0.4	(0.5)	(125.0)%
	$2.4	$2.5	$(0.1)	(4.0)%
At September 30, 2011, as disclosed in Note 16 to the unaudited condensed consolidated financial statements, there were unrecognized compensation costs of approximately $7.4 million related to stock options and restricted share units previously granted, including annual installments of share grants that were subject to performance targets, which will be expensed over the remaining vesting periods. At September 30, 2011, 381,698 shares of restricted share units have been awarded to two key executive officers, the vesting of which will be subject to performance targets to be set annually by our Compensation Committee of the Board of Directors. These restricted share units will vest in two annual installments assuming annual performance targets have been met. The fair value of the 381,698 shares, whose future annual performance targets have not been set, was $2.6 million, based on the market price of our common shares as of September 30, 2011. The market value will be remeasured when the annual performance criteria are set and the value will be expensed over the remaining vesting periods once it becomes probable that the performance targets will be satisfied.
Depreciation, Amortization and Other Expenses (Income)
Depreciation and amortization of $0.7 million for the quarter ended September 30, 2011 decreased $0.8 million from $1.5 million in the quarter ended September 30, 2010.
Interest expense of $17.6 million for the quarter ended September 30, 2011 increased $3.8 million, or 27.5%, from $13.8 million for the quarter ended September 30, 2010. The following table sets forth the components of interest expense for the three months ended September 30, 2011 and 2010:

	Three Months Ended	Three Months Ended
	September 30, 2011	September 30, 2010
	(Amounts in millions)
Interest Expense
Cash Based:
Senior revolving credit facility	$1.0	$1.8
Convertible senior subordinated notes	1.0	1.3
Senior secured second-priority notes	11.1	6.0
Other	1.1	0.5
	14.2	9.6
Non-Cash Based:
Amortization of discount on liability component of convertible senior subordinated notes	2.0	2.4
Amortization of discount (premium) on senior secured second-priority notes	0.2	0.3
Amortization of deferred financing costs	1.2	1.5
	3.4	4.2
	$17.6	$13.8
Interest and other income was $0.9 million for the quarter ended September 30, 2011, compared to $0.4 million in the quarter ended September 30, 2010.
Gain on sale of asset disposal group was $11.0 million for the three months ended September 30, 2011, resulting from the August 2011 sale of Maple Pictures, compared to nil in the quarter ended September 30, 2010.
Loss on extinguishment of debt was $0.4 million for the three months ended September 30, 2011, resulting from the August 2011 repurchase of approximately $10.0 million in aggregate principal amount of the Senior Notes compared to $14.5 million in the quarter ended September 30, 2010, resulting from the July 2010 exchange and related conversion of approximately $36.0 million in aggregate principal amount of the February 2005 3.625% Notes and approximately $63.7 million in aggregate principal of the October 2004 2.9375% Notes.
The following table represents our portion of the income or (loss) of our equity method investees based on our percentage ownership for the three months ended September 30, 2011 and 2010:

	September 30, 2011	Three Months Ended	Three Months Ended
	Ownership Percentage	September 30, 2011	September 30, 2010
		(Amounts in millions)
Horror Entertainment, LLC (“FEARnet”)	34.5%	$—	$0.5
NextPoint, Inc. (“Break Media”)	42.0%	(0.7)	—
Roadside Attractions, LLC	43.0%	0.2	—
Studio 3 Partners, LLC (“EPIX”) (1)	31.2%	6.1	(19.8)
TV Guide Network (2)	51.0%	(2.3)	(1.0)
Tiger Gate	45.9%	(0.7)	(0.4)
		$2.6	$(20.7)
 ______________________

(1)
We license certain of our theatrical releases and other films and television programs to EPIX. A portion of the profits of these licenses reflecting our ownership share in the venture are eliminated through an adjustment to the equity interest income (loss) of the venture. These profits are recognized as they are realized by the venture. For the three months ended September 30, 2011, we recognized $14.7 million of revenue and $10.8 million of gross profit on the licensing of films to EPIX before eliminations. The equity interest gain for EPIX for the three months ended September 30, 2011 includes $5.4 million, which represents our share of the EPIX income of $17.3 million for the three months ended June 30, 2011, and $4.1 million representing the realization of a portion of the profits previously eliminated on licenses to the venture, reduced by the elimination of our share of profits on sales to EPIX of $3.4 million. EPIX expects to report net income of approximately $13.0 million for its quarter ended September 30, 2011, of which our pro rata share will be recorded in the quarter ended December 31, 2011.

(2)
We license certain films and/or television programs to TV Guide Network. A portion of the profits of these licenses reflecting our ownership share in the venture are eliminated through an adjustment to the equity interest loss of the venture. These profits are recognized as they are realized by the venture. For the three months ended September 30, 2011, we did not recognize revenue on the licensing of television programs to TV Guide Network before eliminations. The equity interest loss for TV Guide Network for the three months ended September 30, 2011 includes $6.2 million, which represents our share of the TV Guide Network losses of $12.2 million for the three months ended September 30, 2011, reduced by the realization of a portion of the profits previously eliminated on licenses to TV Guide Network of $0.2 million and our share of income from the accretion of dividend and discount on TV Guide Network’s redeemable preferred stock units of $3.7 million.

Income Tax Provision
We had an income tax expense of $1.1 million, or (4.6%), of loss before income taxes in the three months ended September 30, 2011, compared to a expense of $1.5 million, or (5.3%), of loss before income taxes in the three months ended September 30, 2010. The tax expense reflected in the quarter ended September 30, 2011 is primarily attributable to deferred U.S. income taxes and foreign withholding taxes. Our actual annual effective tax rate will differ from the statutory federal rate as a result of several factors, including changes in the valuation allowance against net deferred tax assets, non-temporary differences, foreign income taxed at different rates, and state and local income taxes. Income tax loss carryforwards, subject to certain limitations that may prevent us from fully utilizing them, amount to approximately $179.0 million for U.S. federal income tax purposes available to reduce income taxes over twenty years, $123.0 million for U.S. state income tax purposes available to reduce income taxes over future years with varying expirations, $30.5 million for Canadian income tax purposes available to reduce income taxes over 20 years with varying expirations, and $13.8 million for UK income tax purposes available indefinitely to reduce future income taxes.

Net Loss
Net loss for the three months ended September 30, 2011 was $24.6 million, or basic and diluted net loss per common share of $0.18 on 133.8 million weighted average common shares outstanding. This compares to net loss for the three months ended September 30, 2010 of $29.7 million, or basic and diluted net loss per common share of $0.22 on 133.0 million weighted average common shares outstanding.

Six Months Ended September 30, 2011 Compared to Six Months Ended September 30, 2010
The following table sets forth the components of consolidated revenue by segment for the six months ended September 30, 2011 and 2010:

	Six Months Ended	Six Months Ended	Increase (Decrease)
	September 30, 2011	September 30, 2010	Amount	Percent
		(Amounts in millions)
Consolidated Revenue
Motion Pictures	$411.4	$614.4	$(203.0)	(33.0)%
Television Production	207.9	168.5	39.4	23.4%
	$619.3	$782.9	$(163.6)	(20.9)%
Our largest component of revenue comes from home entertainment. The following table sets forth total home entertainment revenue for both the Motion Pictures and Television Production reporting segments for the six months ended September 30, 2011 and 2010:

	Six Months Ended	Six Months Ended	Increase (Decrease)
	September 30, 2011	September 30, 2010	Amount	Percent
		(Amounts in millions)
Home Entertainment Revenue (1)
Motion Pictures	$207.2	$276.1	$(68.9)	(25.0)%
Television Production	60.7	13.2	47.5	359.8%
	$267.9	$289.3	$(21.4)	(7.4)%

(1)	See reclassification footnote under the table in the Motion Pictures Revenue discussion below.

Motion Pictures Revenue
The following table sets forth the components of revenue and the changes in these components for the motion pictures reporting segment for the six-month periods ended September 30, 2011 and 2010:

	Six Months Ended	Six Months Ended	Increase (Decrease)
	September 30, 2011	September 30, 2010	Amount	Percent
	(Amounts in millions)
Motion Pictures (1)
Theatrical	$49.4	$147.2	$(97.8)	(66.4)%
Home Entertainment (2)	207.2	276.1	(68.9)	(25.0)%
Television (2)	71.5	68.2	3.3	4.8%
International	34.0	66.6	(32.6)	(48.9)%
Lionsgate UK	34.5	31.9	2.6	8.2%
Mandate Pictures	12.1	21.8	(9.7)	(44.5)%
Other	2.7	2.6	0.1	3.8%
	$411.4	$614.4	$(203.0)	(33.0)%

(1)
For the six months ended September 30, 2011, motion pictures revenue includes Maple Pictures revenue of $17.4 million through the date of sale of August 10, 2011, compared to Maple Pictures revenue of $42.0 million for the six months ended September 30, 2010. Subsequent to August 10, 2011, revenue generated pursuant to the distribution agreements with Alliance will be recorded net of fees and expenses.

(2)
For the six months ended September 30, 2011, pay-per-view and video-on-demand revenue is included in Home Entertainment revenue rather than Television revenue in order to be consistent with the way management currently categorizes and analyzes those media types. For the six months ended September 30, 2010, $40.1 million of pay-per-view and video-on-demand revenue was reclassified from Television revenue to Home Entertainment revenue to be consistent with the current period presentation.

Motion Pictures — Theatrical Revenue
The following table sets forth the titles contributing significant theatrical revenue by fiscal years theatrical slate and the month of their release for the six-month periods ended September 30, 2011 and 2010:

Six Months Ended September 30,
2011		2010
	Theatrical Release Date		Theatrical Release Date
Fiscal 2012 Theatrical Slate:		Fiscal 2011 Theatrical Slate:
Abduction	September 2011	The Expendables	August 2010
Warrior	September 2011	The Last Exorcism	August 2010
Conan the Barbarian	August 2011	Killers	June 2010
Madea’s Big Happy Family	April 2011	Why Did I Get Married Too?	April 2010
		Kick-Ass	April 2010
Theatrical revenue of $49.4 million decreased $97.8 million, or 66.4%, in the six months ended September 30, 2011 as compared to the the six months ended September 30, 2010. The decrease in theatrical revenue in the six months ended September 30, 2011 as compared to the six months ended September 30, 2010 is due to the lower aggregate box office performances of the theatrical releases for the six months ended September 30, 2011 as compared to the box office performances of the theatrical releases in the six months ended September 30, 2010, and in particular, the box office performance of The Expendables.

Motion Pictures — Home Entertainment Revenue
The following table sets forth the titles contributing significant motion pictures home entertainment revenue for the six-month periods ended September 30, 2011 and 2010:

Six Months Ended September 30,
2011		2010
	DVD Release Date		DVD Release Date
Fiscal 2012 Theatrical Slate:		Fiscal 2011 Theatrical Slate:
Madea's Big Happy Family	August 2011	Killers	September 2010
Fiscal 2011 Theatrical Slate:		Kick-Ass	August 2010
The Lincoln Lawyer	July 2011	Why Did I Get Married Too?	August 2010
Rabbit Hole	April 2011	Fiscal 2010 Theatrical Slate:
The Next Three Days	March 2011	From Paris With Love	June 2010
The Expendables	November 2010	Daybreakers	May 2010
Direct-to-DVD, acquired and licensed brands, acquired library & other:		The Spy Next Door	May 2010
The Conspirator	August 2011	Brothers	March 2010
		Precious	March 2010
		Gamer	January 2010

The following table sets forth the components of home entertainment revenue by product category for the six-month periods ended September 30, 2011 and 2010:

	Six Months Ended September 30,
	2011			2010
	Packaged Media	Electronic Media	Total	Packaged Media	Electronic Media	Total
			(Amounts in millions)
Home entertainment revenues (1)
Fiscal 2012 Theatrical Slate	$14.5	$—	$14.5	$—	$—	$—
Fiscal 2011 Theatrical Slate	36.8	26.4	63.2	55.1	2.3	57.4
Fiscal 2010 Theatrical Slate	2.7	0.5	3.2	63.5	36.3	99.8
Fiscal 2009 Theatrical Slate	1.7	0.7	2.4	5.0	0.6	5.6
Fiscal 2008 & Prior Theatrical Slate	8.1	1.4	9.5	11.2	2.2	13.4
Direct-to-DVD, acquired and licensed brands, acquired library & other	95.1	14.8	109.9	75.5	13.8	89.3
Other	3.4	1.1	4.5	8.4	2.2	10.6
	$162.3	$44.9	$207.2	$218.7	$57.4	$276.1
 ___________________

(1)	See reclassification footnote (2) under the table in the Motion Pictures Revenue discussion above.
Home entertainment revenue of $207.2 million decreased $68.9 million, or 25.0%, in the six months ended September 30, 2011 as compared to the six months ended September 30, 2010. The decrease in home entertainment revenue is primarily due to a decrease in the contribution of revenue from the theatrical slates as listed above, offset in part by an increase in the contribution of revenue from Direct-to-DVD, acquired and licensed brands, acquired library and other. The decrease in revenue contributed by the theatrical slates is primarily due to only one significant wide release title from our fiscal 2012 theatrical slate being released on DVD in the six months ended September 30, 2011 as compared to three titles from the 2011 theatrical slate released on DVD in the six months ended September 30, 2010.

Motion Pictures — Television Revenue
The following table sets forth the titles contributing significant motion pictures television revenue for the six-month periods ended September 30, 2011 and 2010:

Six Months Ended September 30,
2011	2010
Fiscal 2011 Theatrical Slate:	Fiscal 2010 Theatrical Slate:
Alpha and Omega	Brothers
For Colored Girls	Gamer
Saw 3D	I Can Do Bad All By Myself
The Expendables	Precious
The Last Exorcism	Saw VI
The Next Three Days	Fiscal 2009 Theatrical Slate:
Fiscal 2009 Theatrical Slate:	The Forbidden Kingdom
Madea Goes to Jail	Fiscal 2008 Theatrical Slate:
Meet the Browns
Rambo

The following table sets forth the components of television revenue by product category for the six-month periods ended September 30, 2011 and 2010:

	Six Months Ended
	September 30,
	2011	2010
	(Amounts in millions)
Television revenues (1)
Fiscal 2011 Theatrical Slate	$49.5	$—
Fiscal 2010 Theatrical Slate	—	37.4
Fiscal 2009 Theatrical Slate	9.2	5.3
Fiscal 2008 & Prior Theatrical Slate	6.1	17.6
Direct-to-DVD, acquired and licensed brands, acquired library & other	5.7	6.6
Other	1.0	1.3
	$71.5	$68.2
 ____________________

(1)	See reclassification footnote (2) under the table in the Motion Pictures Revenue discussion above.
Television revenue included in motion pictures revenue of $71.5 million increased $3.3 million, or 4.8%, in the six months ended September 30, 2011 as compared to the six months ended September 30, 2010. The increase in television revenue in the six months ended September 30, 2011 compared to the six months ended September 30, 2010 is mainly due to the number and performance of titles in the theatrical slates listed above with television availability windows opening in the six months ended September 30, 2011. The contribution of television revenue from the titles listed above was $53.2 million in the six months ended September 30, 2011 compared to $49.9 million in the six months ended September 30, 2010, and the contribution of television revenue from titles not listed above was $18.3 million in the six months ended September 30, 2011 compared to $18.3 million in the six months ended September 30, 2010.
Motion Pictures — International Revenue
The following table sets forth the titles contributing significant motion pictures international revenue for the six-month periods ended September 30, 2011 and 2010:

Six Months Ended September 30,
2011	2010
Fiscal 2012 Theatrical Slate:	Fiscal 2011 Theatrical Slate:
Abduction	Kick-Ass
Fiscal 2011 Theatrical Slate:	Killers
Kick-Ass	Fiscal 2010 Theatrical Slate:
Saw 3D	Brothers
Daybreakers

The following table sets forth the components of international revenue by product category for the six-month periods ended September 30, 2011 and 2010:

	Six Months Ended
	September 30, 2011
	2011	2010
	(Amounts in millions)
International revenues
Fiscal 2012 Theatrical Slate	$8.8	$—
Fiscal 2011 Theatrical Slate	9.5	42.0
Fiscal 2010 Theatrical Slate	1.1	12.0
Fiscal 2009 Theatrical Slate	1.1	3.0
Fiscal 2008 & Prior Theatrical Slate	3.3	3.3
Direct-to-DVD, acquired and licensed brands, acquired library & other	8.5	5.3
Other	1.7	1.0
	$34.0	$66.6

International revenue included in motion pictures revenue of $34.0 million decreased $32.6 million, or 48.9%, in the six months ended September 30, 2011 as compared to the six months ended September 30, 2010. The decrease in international revenue in the six months ended September 30, 2011 compared to the six months ended September 30, 2010 is mainly due to the revenues generated by the titles and product categories listed above.
Motion Pictures — Lionsgate UK Revenue
The following table sets forth the titles contributing significant Lionsgate UK revenue for the six-month periods ended September 30, 2011 and 2010:

Six Months Ended September 30,
2011	2010
Fiscal 2011 Theatrical Slate:	Fiscal 2011 Theatrical Slate:
The Next Three Days	The Expendables
LGUK Theatrical Slate:	Fiscal 2010 Theatrical Slate:
Blitz	Daybreakers
Drive Angry 3D	LGUK Theatrical Slate:
Harry Brown
The Hurt Locker

The following table sets forth the components of Lionsgate UK revenue by product category for the six-month periods ended September 30, 2011 and 2010:

	Six Months Ended September 30,
	2011	2010
	(Amounts in millions)
Lionsgate UK revenues
Fiscal 2012 Theatrical Slate	$0.9	$—
Fiscal 2011 Theatrical Slate	6.0	6.1
Fiscal 2010 Theatrical Slate	0.5	6.1
Fiscal 2009 Theatrical Slate	0.2	0.5
Fiscal 2008 & Prior Theatrical Slate	0.5	1.4
Lionsgate UK and third party product	20.9	11.7
Direct-to-DVD, acquired and licensed brands, acquired library & other	4.9	3.5
Other	0.6	2.6
	$34.5	$31.9
Lionsgate UK revenue of $34.5 million increased $2.6 million, or 8.2%, in the six months ended September 30, 2011 as compared to the six months ended September 30, 2010. The increase in Lionsgate UK revenue in the six months ended September 30, 2011 compared to the six months ended September 30, 2010 is mainly due to the revenue generated by the titles and product categories listed above.

Motion Pictures — Mandate Pictures Revenue
The following table sets forth the titles contributing significant Mandate Pictures revenue for the six-month periods ended September 30, 2011 and 2010:

Six Months Ended September 30,
2011	2010
50/50	Drag Me To Hell
Juno	Peacock
The Switch	The Switch
Whip It	Whip It
Mandate Pictures revenue includes revenue from the sales and licensing of domestic and worldwide rights of titles developed or acquired by Mandate Pictures to third-party distributors or international sub-distributors. Mandate Pictures revenue of $12.1 million decreased $9.7 million, or 44.5%, in the six months ended September 30, 2011 as compared to the six months ended September 30, 2010.
Television Production Revenue
Television production revenue of $207.9 million increased $39.4 million, or 23.4%, in the six months ended September 30, 2011 as compared to the six months ended September 30, 2010. The following table sets forth the components and the changes in the components of revenue that make up television production revenue for the six-month periods ended September 30, 2011 and 2010:

	Six Months Ended	Six Months Ended	Increase (Decrease)
	September 30, 2011	September 30, 2010	Amount	Percent
		(Amounts in millions)
Television Production
Domestic series licensing
Lionsgate Television	$49.4	$72.1	$(22.7)	(31.5)%
Debmar-Mercury	72.2	66.8	5.4	8.1%
Total domestic series licensing	121.6	138.9	(17.3)	(12.5)%
International	25.1	16.1	9.0	55.9%
Home entertainment releases of television production	60.7	13.2	47.5	359.8%
Other	0.5	0.3	0.2	66.7%
	$207.9	$168.5	$39.4	23.4%
Revenues included in television production increased in the six months ended September 30, 2011 mainly due to higher revenue generated from home entertainment releases of television production, and to a lesser extent, higher international revenue, and higher domestic series licensing revenue generated from Debmar-Mercury in the six months ended September 30, 2011 as compared to the six months ended September 30, 2010, offset in part by lower domestic series licensing revenue generated from Lionsgate Television.

The following table sets forth the number of television episodes and hours included in Lionsgate Television domestic series licensing revenue in the six-month periods ended September 30, 2011 and 2010, respectively:

		Six Months Ended				Six Months Ended
		September 30, 2011				September 30, 2010
		Episodes	Hours			Episodes	Hours
Weeds Season 7	1/2hr	13	6.5	Weeds Season 6	1/2hr	13	6.5
Blue Mountain State Season 3	1/2hr	4	2.0	Blue Mountain State Season 2	1/2hr	1	0.5
Boss Season 1	1hr	6	6.0	Running Wilde Season 1	1/2hr	2	1.0
Pilots	1/2hr & 1hr	2	1.5	Mad Men Season 4	1hr	11	11.0
				Scream Queens Season 2	1 hr	8	8.0
				Pilots	1/2hr & 1hr	3	2.0
		25	16.0			38	29.0
Revenues included in domestic series licensing from Lionsgate Television decreased in the six months ended September 30, 2011 due to a decrease in the number of television episodes delivered as compared to the six months ended September 30, 2010. Revenues included in domestic series licensing from Debmar-Mercury increased in the six months ended September 30, 2011 due to increased revenue from the deliveries of the television series Are We There Yet, House of Payne, and The Wendy Williams Show.
International revenue increased in the six months ended September 30, 2011 due to an increase in episodes of programming delivered internationally. International revenue in the six months ended September 30, 2011 included revenue from Blue Mountain State Season 2, Weeds Season 6, and Mad Men Season 3 and Season 4. International revenue in the six months ended September 30, 2010 included revenue from Blue Mountain State Season 1, Crash Season 2, and Mad Men Season 2 and Season 3.
The increase in revenue from home entertainment releases of television production is primarily driven by electronic media revenue from Mad Men Seasons 1,2,3 and 4, and electronic media revenue from Debmar Mercury's Hell's Kitchen, and to a lesser extent, packaged media revenue from Weeds Season 6 (released February 2011) in the six months ended September 30, 2011, as compared to packaged media revenue from Weeds Season 5 (released January 2010) and Mad Men Seasons 1,2 and 3 (released July 2008, July 2009 and March 2010, respectively) in the six months ended September 30, 2010.

Direct Operating Expenses
The following table sets forth direct operating expenses by segment for the six months ended September 30, 2011 and 2010:

	Six Months Ended			Six Months Ended
	September 30, 2011			September 30, 2010
	Motion Pictures	Television Production	Total	Motion Pictures	Television Production	Total
	(Amounts in millions)
Direct operating expenses
Amortization of films and television programs	$129.6	$89.6	$219.2	$179.9	$82.6	$262.5
Participation and residual expense	65.3	61.6	126.9	89.6	42.7	132.3
Other expenses	(0.1)	(0.3)	(0.4)	0.7	0.3	1.0
	$194.8	$150.9	$345.7	$270.2	$125.6	$395.8
Direct operating expenses as a percentage of segment revenues	47.4%	72.6%	55.8%	44.0%	74.5%	50.6%
Direct operating expenses of the motion pictures segment of $194.8 million for the six months ended September 30, 2011 were 47.4% of motion pictures revenue, compared to $270.2 million, or 44.0% of motion pictures revenue for the six months ended September 30, 2010. The increase in direct operating expense of the motion pictures segment in the six months ended September 30, 2011 as a percent of revenue is primarily due to the change in the mix of product generating revenue compared to the six months ended September 30, 2010, and is primarily driven by the titles in our theatrical slates. Investment in film write-downs of the motion pictures segment during the six months ended September 30, 2011 totaled approximately $1.6 million compared to $4.5 million for the six months ended September 30, 2010. In the six months ended September 30, 2011, there were no write-downs that individually exceeded $1.0 million. In the six months ended September 30, 2010, there were two write-downs that individually exceeded $1.0 million, which totaled $2.1 million in the aggregate.
Direct operating expenses of the television production segment of $150.9 million for the six months ended September 30, 2011 were 72.6% of television revenue, compared to $125.6 million, or 74.5%, of television revenue for the six months ended September 30, 2010. The decrease in direct operating expenses as a percent of television revenue is primarily due to the continuing success of shows like Mad Men, relative to total television revenue, and also due to lower charges for write-downs of television film costs in the six months ended September 30, 2011 as compared to the six months ended September 30, 2010. In the six months ended September 30, 2011, $1.9 million of charges for write-downs of television film costs were included in the amortization of television programs, compared to $5.1 million in the six months ended September 30, 2010. In the six months ended September 30, 2011, there were no write-downs that individually exceeded $1.0 million, and in the six months ended September 30, 2010, approximately $3.3 million of the write-down related to two television series.

Distribution and Marketing Expenses
The following table sets forth distribution and marketing expenses by segment for the six months ended September 30, 2011 and 2010:

	Six Months Ended			Six Months Ended
	September 30, 2011			September 30, 2010
	Motion Pictures	Television Production	Total	Motion Pictures	Television Production	Total
	(Amounts in millions)
Distribution and marketing expenses
Theatrical	$107.8	$—	$107.8	$181.4	$—	$181.4
Home Entertainment (1)	62.3	3.3	65.6	86.4	2.4	88.8
Television (1)	0.1	6.4	6.5	0.9	5.8	6.7
International	1.7	1.7	3.4	3.2	2.0	5.2
Lionsgate UK	21.5	0.5	22.0	18.8	0.7	19.5
Other	1.1	—	1.1	0.7	0.2	0.9
	$194.5	$11.9	$206.4	$291.4	$11.1	$302.5
 ____________________

(1)
For the six months ended September 30, 2011, pay-per-view and video-on-demand distribution and marketing expenses are included in Home Entertainment rather than Television distribution and marketing expenses in order to be consistent with the way management currently categorizes and analyzes those media types. For the six months ended September 30, 2010, $1.3 million of pay-per-view and video-on-demand distribution and marketing expenses were reclassified from Television to Home Entertainment distribution and marketing expenses to be consistent with the current period presentation.

The majority of distribution and marketing expenses relate to the motion pictures segment. Theatrical prints and advertising (“P&A”) in the motion pictures segment in the six months ended September 30, 2011 of $107.8 million decreased $73.6 million, compared to $181.4 million in the six months ended September 30, 2010. Domestic theatrical P&A from the motion pictures segment in this period included P&A incurred on the release of Abduction, Conan the Barbarian, Madea's Big Happy Family and Warrior. In addition, approximately $7.5 million of P&A was incurred on titles that did not contribute significant revenue in the six-month period, of which $2.6 million was P&A incurred in advance for films to be released in subsequent quarters. Domestic theatrical P&A from the motion pictures segment in the six months ended September 30, 2010 included P&A incurred on the release of Alpha and Omega, Buried, Kick-Ass, Killers, The Expendables, The Last Exorcism, and Why Did I Get Married Too?. Approximately $14.5 million of P&A was incurred on titles that did not contribute significant revenue in the six months ended September 30, 2010, of which $6.4 million was P&A related to titles released subsequent to that period including Saw 3D, The Next Three Days, and For Colored Girls.
Home entertainment distribution and marketing costs on motion pictures and television product in the six months ended September 30, 2011 of $65.6 million decreased $23.2 million, or 26.1%, compared to $88.8 million in the six months ended September 30, 2010, primarily due to lower distribution and marketing cost associated with lower motion pictures revenues. Home entertainment distribution and marketing costs as a percentage of home entertainment revenues was 24.5% and 30.7% in the six months ended September 30, 2011 and September 30, 2010, respectively. The decrease in home entertainment distribution and marketing costs as a percentage of home entertainment revenues was primarily due to an increase in revenue from electronic media in the television production segment, which has lower distribution and marketing costs, in relation to total home entertainment revenue in the six months ended September 30, 2011 as compared to the six months ended September 30, 2010.
Lionsgate UK distribution and marketing expenses in the motion pictures segment in the six months ended September 30, 2011 of $21.5 million increased from $18.8 million in the six months ended September 30, 2010.

General and Administrative Expenses
The following table sets forth general and administrative expenses by segment for the six months ended September 30, 2011 and 2010:

	Six Months Ended	Six Months Ended	Increase (Decrease)
	September 30, 2011	September 30, 2010	Amount	Percent
	(Amounts in millions)
General and administrative expenses
Motion Pictures	$23.6	$23.6	$—	—%
Television Production	5.7	5.8	(0.1)	(1.7)%
Shared services and corporate expenses, excluding items below	25.1	26.7	(1.6)	(6.0)%
Total general and administrative expenses before share-based compensation expense and shareholder activist matter expenses	54.4	56.1	(1.7)	(3.0)%
Share-based compensation expense	5.0	29.8	(24.8)	(83.2)%
Shareholder activist matter	(2.0)	12.5	(14.5)	(116.0)%
	3.0	42.3	(39.3)	(92.9)%
Total general and administrative expenses	$57.4	$98.4	$(41.0)	(41.7)%
Total general and administrative expenses as a percentage of revenue	9.3%	12.6%
General and administrative expenses excluding share-based compensation expense and shareholder activist matter expenses, as a percentage of revenue	8.8%	7.2%
Total General and Administrative Expenses
General and administrative expenses decreased by $41.0 million, or 41.7%, as reflected in the table above and further discussed below.
Motion Pictures
General and administrative expenses of the motion pictures segment in the six months ended September 30, 2011 were comparable to the six months ended September 30, 2010. Included in the motion pictures segment in the six months ended September 30, 2011 is $2.4 million in general and administrative expenses associated with Maple Pictures through the date of sale of August 10, 2011, as compared to $2.8 million in general and administrative expenses associated with Maple Pictures in the six months ended September 30, 2010. Due to the sale of Maple Pictures, the Company will no longer incur general and administrative expenses associated with Maple Pictures. In the six months ended September 30, 2011, $5.1 million of motion pictures production overhead was capitalized compared to $4.4 million in the six months ended September 30, 2010.
Television Production
General and administrative expenses of the television production segment decreased $0.1 million, or 1.7%. In the six months ended September 30, 2011, $2.9 million of television production overhead was capitalized compared to $2.1 million in the six months ended September 30, 2010.

Shared Services and Corporate Expenses
Shared services and corporate expenses excluding share-based compensation expense and shareholder activist matter costs decreased $1.6 million, or 6.0%, mainly due to a decrease in salary and related expenses.

Shareholder activist matter costs decreased $14.5 million as a result of less shareholder activist and related costs being incurred in the six months ended September 30, 2011. The benefit in the six months ended September 30, 2011 resulted from a negotiated settlement with a vendor of costs incurred and recorded in the prior fiscal year.

Share-based compensation expense decreased $24.8 million, mainly due to $21.9 million of expense in the six months ended September 30, 2010 associated with the immediate vesting of equity awards of certain executive officers triggered by the “change in control” provisions in their respective employment agreements.

Share-Based Compensation Expense. The following table sets forth share-based compensation expense included in shared services and corporate expenses for the six months ended September 30, 2011 and 2010:

	Six Months Ended	Six Months Ended	Increase (Decrease)
	September 30, 2011	September 30, 2010	Amount	Percent
	(Amounts in millions)
Share-Based Compensation Expense:
Stock options	$0.1	$2.6	$(2.5)	(96.2)%
Restricted share units and other share-based compensation	4.7	21.8	(17.1)	(78.4)%
Stock appreciation rights	0.2	5.4	(5.2)	(96.3)%
	$5.0	$29.8	$(24.8)	(83.2)%
At September 30, 2011, as disclosed in Note 16 to the unaudited condensed consolidated financial statements, there were unrecognized compensation costs of approximately $7.4 million related to stock options and restricted share units previously granted, including annual installments of share grants that were subject to performance targets, which will be expensed over the remaining vesting periods. At September 30, 2011, 381,698 shares of restricted share units have been awarded to two key executive officers, the vesting of which will be subject to performance targets to be set annually by our Compensation Committee of the Board of Directors. These restricted share units will vest in two annual installments assuming annual performance targets have been met. The fair value of the 381,698 shares, whose future annual performance targets have not been set, was $2.6 million, based on the market price of our common shares as of September 30, 2011. The market value will be remeasured when the annual performance criteria are set and the value will be expensed over the remaining vesting periods once it becomes probable that the performance targets will be satisfied.
Depreciation, Amortization and Other Expenses (Income)
Depreciation and amortization of $1.9 million the six months ended September 30, 2011 decreased $1.2 million from $3.1 million in the six months ended September 30, 2010.
Interest expense of $33.9 million in the six months ended September 30, 2011 increased $5.5 million, or 19.4%, from the six months ended September 30, 2010 of $28.4 million. The following table sets forth the components of interest expense for the six months ended September 30, 2011 and 2010:

	Six Months Ended	Six Months Ended
	September 30, 2011	September 30, 2010
	(Amounts in millions)
Interest Expense
Cash Based:
Senior revolving credit facility	$1.8	$3.5
Convertible senior subordinated notes	2.1	3.2
Senior secured second-priority notes	19.9	12.1
Other	2.1	0.9
	25.9	19.7
Non-Cash Based:
Amortization of discount on liability component of convertible senior subordinated notes	4.1	5.8
Amortization of discount (premium) on senior secured second-priority notes	0.4	0.6
Amortization of deferred financing costs	3.5	2.3
	8.0	8.7
	$33.9	$28.4
Interest and other income was $1.4 million for the six months ended September 30, 2011, compared to $0.8 million in the six months ended September 30, 2010.
Gain on sale of asset disposal group was $11.0 million for the six months ended September 30, 2011, resulting from the

August 2011 sale of Maple Pictures, compared to nil in the six months ended September 30, 2010.
Loss on extinguishment of debt was $1.0 million for the six months ended September 30, 2011, resulting from the May 2011 repurchase of approximately $19.4 million in aggregate principal amount of the October 2004 2.9375% Notes, and the August 2011 repurchase of approximately $10.0 million in aggregate principal amount of the Senior Notes. In the six months ended September 30, 2010, loss on extingishment of debt was $14.5 million, resulting from the July 2010 exchange and related conversion of approximately $36.0 million in aggregate principal amount of the February 2005 3.625% Notes and approximately $63.7 million in aggregate principal of the October 2004 2.9375% Notes.
The following table represents our portion of the income or (loss) of our equity method investees based on our percentage ownership for the six months ended September 30, 2011 and 2010:

	September 30, 2011	Six Months Ended	Six Months Ended
	Ownership Percentage	September 30, 2011	September 30, 2010
		(Amounts in millions)
Horror Entertainment, LLC (“FEARnet”)	34.5%	$—	$1.0
NextPoint, Inc. (“Break Media”)	42.0%	(2.0)	(0.2)
Roadside Attractions, LLC	43.0%	0.2	0.1
Studio 3 Partners, LLC (“EPIX”) (1)	31.2%	10.9	(31.8)
TV Guide Network (2)	51.0%	(3.2)	(1.0)
Tiger Gate	45.9%	(1.4)	(0.5)
		$4.5	$(32.4)
 ______________________

(1)
We license certain of our theatrical releases and other films and television programs to EPIX. A portion of the profits of these licenses reflecting our ownership share in the venture are eliminated through an adjustment to the equity interest income (loss) of the venture. These profits are recognized as they are realized by the venture. For the six months ended September 30, 2011, we recognized $49.9 million of revenue and $32.5 million of gross profit on the licensing of films to EPIX before eliminations. The equity interest gain for EPIX for the six months ended September 30, 2011 includes $12.9 million, which represents our share of the EPIX income of $41.4 million for the six months ended June 30, 2011, and $7.9 million representing the realization of a portion of the profits previously eliminated on licenses to the venture, reduced by the elimination of our share of profits on sales to EPIX of $9.9 million.

(2)
We license certain films and/or television programs to TV Guide Network. A portion of the profits of these licenses reflecting our ownership share in the venture are eliminated through an adjustment to the equity interest loss of the venture. These profits are recognized as they are realized by the venture. For the six months ended September 30, 2011, we recognized $2.9 million of revenue and $0.9 million of gross profit on the licensing of television programs to TV Guide Network before eliminations. The equity interest loss for TV Guide Network for the six months ended September 30, 2011 includes $10.4 million, which represents our share of the TV Guide Network losses of $20.3 million for the six months ended September 30, 2011, and $0.5 million representing the elimination of our share of profits on sales to TV Guide Network, reduced by the realization of a portion of the profits previously eliminated on licenses to TV Guide Network of $0.3 million and our share of income from the accretion of dividend and discount on TV Guide Network’s redeemable preferred stock units of $7.3 million.

Income Tax Provision
We had an income tax expense of $2.3 million, or (22.6%), of loss before income taxes in the six months ended September 30, 2011, compared to a expense of $2.3 million, or (2.5%), of loss before income taxes in the six months ended September 30, 2010. The tax expense reflected in the six months ended September 30, 2011 is primarily attributable to deferred U.S. income taxes and foreign withholding taxes. Our actual annual effective tax rate will differ from the statutory federal rate as a result of several factors, including changes in the valuation allowance against net deferred tax assets, non-temporary differences, foreign income taxed at different rates, and state and local income taxes. Income tax loss carryforwards, subject to certain limitations that may prevent us from fully utilizing them, amount to approximately $179.0 million for U.S. federal income tax purposes available to reduce income taxes over twenty years, $123.0 million for U.S. state income tax purposes available to reduce income taxes over future years with varying expirations, $30.5 million for Canadian income tax purposes available to reduce income taxes over 20 years with varying expirations, and $13.8 million for UK income tax purposes available indefinitely to reduce future income taxes.

Net Loss
Net loss for the six months ended September 30, 2011 was $12.3 million, or basic and diluted net loss per common share of $0.09 on 135.4 million weighted average common shares outstanding. This compares to net loss for the six months ended September 30, 2010 of $93.7 million, or basic and diluted net loss per common share of $0.75 on 125.7 million weighted average common shares outstanding.

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

Senior Revolving Credit Facility
Outstanding Amount. At September 30, 2011, we had borrowings of $23.0 million (March 31, 2011 — $69.8 million).
Availability of Funds. At September 30, 2011, there was $302.0 million available (March 31, 2011 — $255.2 million). The senior revolving credit facility provides for borrowings and letters of credit up to an aggregate of $340 million. The availability of funds is limited by a borrowing base and also reduced by outstanding letters of credit which amounted to $15.0 million at September 30, 2011 (March 31, 2011 — $15.0 million).
Maturity Date. The senior revolving credit facility expires July 25, 2013.
Interest. As of September 30, 2011, the senior revolving credit facility bore interest of 2.5% over the “Adjusted LIBOR” rate (effective interest rate of 2.74% and 2.74% as of June 30, 2011 and March 31, 2011, respectively).
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
Change in Control. Under the senior revolving credit facility, we may also be subject to an event of default upon a change in control (as defined in the senior revolving credit facility) which, among other things, includes a person or group acquiring ownership or control in excess of 50% (amended from 20% on June 22, 2010) of our common shares.
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
In August 2011, LGEI paid $9.9 million to repurchase $10.0 million of aggregate principal amount (carrying value — $9.9 million) of the Senior Notes. The Company recorded a loss on extinguishment in the quarter ended September 30, 2011 of $0.4 million, which includes $0.5 million of deferred financing costs written off. Subsequent to the repurchase, in September 2011,

LGEI re-issued $10.0 million of aggregate principal amount at 99.0% of the principal amount plus accrued interest thereon from May 1, 2011, resulting in gross proceeds of approximately $10.2 million.
Outstanding Amount. The outstanding amount is set forth in the table below:

	September 30, 2011
	Principal	Unamortized Premium/ (Discount)	Net Carrying Amount
	(Amounts in thousands)
Senior Secured Second-Priority Notes	$436,000	$(4,839)	$431,161
Maturity Date. The Senior Notes are due November 1, 2016.
Original Issue Discount/Premium. The October 2009 Senior Notes were issued by LGEI at an initial price of 95.222% (original issue discount — 4.778%) of the principal amount. The May 2011 Senior Notes were issued by LGEI at an initial price of 102.219% (original issue premium — 2.219%) of the principal amount, plus accrued interest thereon from May 1, 2011, resulting in gross proceeds of approximately $204.4 million and net proceeds of approximately $192.4 million after estimated fees and expenses, including $5.6 million paid in connection with the consent solicitation of holders of the October 2009 Senior Notes. The original issue discount/premium, interest and deferred financing costs are being amortized through November 1, 2016 using the effective interest method. As of September 30, 2011 the remaining amortization period was 5.1 years.
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
Under the terms of the Senior Notes, there are certain covenants which restrict our ability to incur certain additional indebtedness, make certain “restricted payments” as defined, and other items. These covenants require certain ratios, such as the Secured Leverage Ratio and Consolidated Leverage Ratio (as defined in the indentures), to meet certain specified thresholds before such additional indebtedness, restricted payments or other items are permitted under the terms of the indenture. These ratios are partially based on the net borrowing base amount, as calculated pursuant to the indenture. The following table sets forth the total gross and net borrowing base and certain components of the borrowing base as prescribed by the indenture to the Senior Notes:

Borrowing Base Definition Clause (2)	Category Name	September 30, 2011
		Gross (1)		Rate	Net (1)
		(Amounts in millions)
(i)	Eligible Major Domestic Receivables	$185.9	@	100%	$185.9
(ii)	Eligible Acceptable Domestic Receivables	118.0	@	90%	106.2
(iii)	Eligible Acceptable Foreign Receivables	30.1	@	85%	25.6
(iv)	Acceptable Tax Credits	48.0	@	85%/75%	38.2
(v)	Other Domestic Receivables	18.0	@	50%	9.0
(vi)	Other Foreign Receivables	23.2	@	50%	11.6
	Borrowing Base from Receivables	$423.2			$376.5
(vii)	Eligible Film Library	596.6		50%	298.3
(viii)	Eligible Video Cassette Inventory	37.9		lesser of 50% or $10 million	10.0
(ix)	Total Home Video, Pay Television, Free Television Credits	154.2		Misc.	154.2
(xiii)	Cash Collateral Accounts	4.4		100%	4.4
(xiv)	P&A Credit	49.8		50%	24.9
	Borrowing Base at September 30, 2011	$1,266.1			$868.3

(1)
Gross amount represents the amount as of each applicable category and the net amounts represents the acceptable portion of that amount permitted to be counted in the Borrowing Base (as defined) under the indenture.

(2)
The following numbered clauses from the Borrowing Base definition were either not applicable or not material as of September 30, 2011: (x) Direct to Video Credit; (xi) Foreign Rights Credit; (xii) Eligible L/C Receivables.

Convertible Senior Subordinated Notes
As of September 30, 2011 we have convertible senior subordinated notes outstanding of $117.0 million in aggregate principal amount (carrying value — $92.5 million). In October 2011, $26.6 million in aggregate principal amount of the October 2004 2.9375% Notes were redeemed (see Note 21), and in March 2012 and March 2015 $23.5 million and $66.6 million, respectively, of these convertible senior subordinated notes are redeemable by the holder.
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
July 2010 Refinancing Exchange Agreement. On July 20, 2010, we entered into a Refinancing Exchange Agreement to exchange approximately $36.0 million in aggregate principal amount of the February 2005 3.625% Notes and approximately $63.7 million in aggregate principal amount of the October 2004 2.9375% Notes for equal principal amounts, respectively, of the New 3.625% Notes and the New 2.9375% Notes. The New Notes took effect immediately and all terms were identical to the February 2005 3.625% Notes and October 2004 2.9375% Notes except that the New Notes had an extended maturity date, extended put rights by two years, and were immediately convertible at an initial conversion rate of 161.2903 of our common shares per $1,000 principal amount of New Notes (conversion price per share of $6.20), subject to specified contingencies.
On July 20, 2010, the New Notes were converted into 16,236,305 of our common shares. As a result, the New Notes are no longer outstanding as of July 20, 2010.
Key Terms of Convertible Senior Subordinated Notes:
October 2004 2.9375% Notes. In October 2004, LGEI sold $150.0 million of the October 2004 2.9375% Notes.
Outstanding Amount: As of September 30, 2011, $26.9 million of aggregate principal amount (carrying value — $26.9 million) of the October 2004 2.9375% Notes remain outstanding. Subsequently, as a result of the October 15, 2011 redemption,

$0.3 million of aggregate principal amount of the October 2004 2.9375% Notes remain outstanding (see below and Note 21).
Interest: Interest on the October 2004 2.9375% Notes is payable semi-annually on April 15 and October 15.
Maturity Date: The October 2004 2.9375% Notes mature on October 15, 2024.
Redeemable by LGEI: From October 15, 2010 to October 14, 2011, LGEI may redeem the October 2004 2.9375% Notes at 100.420% and thereafter, LGEI may redeem the October 2004 2.9375% Notes at 100%.
Redeemable by Holder: The holder may require LGEI to repurchase the October 2004 2.9375% Notes on October 15, 2011, 2014 and 2019 or upon a change in control at a price equal to 100% of the principal amount, together with accrued and unpaid interest through the date of repurchase. On October 15, 2011, $26.6 million of principal amount of the October 2004 2.9375% Notes were redeemed.
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
February 2005 3.625% Notes. In February 2005, LGEI sold $175.0 million of the February 2005 3.625% Notes.
Outstanding Amount: As of September 30, 2011, $23.5 million of aggregate principal amount (carrying value — $22.8 million) of the February 2005 3.625% Notes remain outstanding.
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
Outstanding Amount: As of September 30, 2011, $66.6 million of aggregate principal amount (carrying value — $42.8 million) of the April 2009 3.625% Notes remain outstanding.
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
Production Loans and Participation Financing Arrangements
Individual Production Loans
As of September 30, 2011 amounts outstanding under individual production loans was $192.5 million. Individual productions loans represent individual loans for the production of film and television programs that we produce. Individual production loans have contractual repayment dates either at or near the expected completion date, with the exception of certain loans containing repayment dates on a longer term basis. Individual production loans of $162.5 million incur interest at rates ranging from 3.49% to 4.25%, and approximately $30.0 million of production loans are non-interest bearing.
Film Credit Facility
On October 6, 2009, we entered into a revolving film credit facility agreement, as amended effective December 31, 2009 and June 22, 2010 (the “Film Credit Facility”), which provides for borrowings for the acquisition or production of motion pictures.
Outstanding Amount. At September 30, 2011, we had borrowings of $44.2 million (March 31, 2011 — $20.4 million).
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
Interest. As of September 30, 2011, the Film Credit Facility bore interest of 3.25% over the “LIBO” rate (as defined in the credit agreement). The weighted average interest rate on borrowings outstanding as of September 30, 2011 was 3.49% (March 31, 2011 — 3.49%).
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
Outstanding Amount. At September 30, 2011, we had borrowings of $65.5 million (fair value — $62.8 million) (March 31, 2011 — $65.5 million).
Availability of Funds. At September 30, 2011, there were no amounts available under this agreement (March 31, 2011 — nil).
Maturity Date. All amounts borrowed under this loan agreement with the Pennsylvania Regional Center are due April 11, 2013, five years from the date that we began to borrow under this agreement.
Interest. Amounts borrowed under the agreement carry an interest rate of 1.5%, which is payable semi-annually.
Security. The loan is secured by a first priority security interest in our film library pursuant to an intercreditor agreement with our senior lender under our senior revolving credit facility. Pursuant to the terms of our senior revolving credit facility, we are required to maintain certain collateral equal to the loans outstanding plus 5% under this facility. Such collateral can consist of cash, cash equivalents or debt securities, including our convertible senior subordinated notes repurchased. As of September 30, 2011, $72.8 million principal value (fair value — $72.6 million) of our convertible senior subordinated notes repurchased in December 2009 (see Note 10) was held as collateral under our senior revolving credit facility (March 31, 2011 — $72.8 million principal value, $72.4 million fair value).
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

Société Générale de Financement du Québec. On July 30, 2007, we entered into a four-year filmed entertainment slate participation agreement with Société Générale de Financement du Québec (“SGF”), the Québec provincial government’s investment arm. SGF will provide up to 35% of production costs of television and feature film productions produced in Québec for a four-year period for an aggregate participation of up to $140 million, and we will advance all amounts necessary to fund the remaining budgeted costs. The maximum aggregate of budgeted costs over the four-year period will be $400 million, including our portion, but no more than $100 million per year. In connection with this agreement, we and SGF will proportionally share in the proceeds derived from the productions after we deduct a distribution fee, recoup all distribution expenses and releasing costs, and pay all applicable third-party participations and residuals. Under the terms of the arrangement, $35 million was available through July 30, 2011. Of the $35 million available through July 30, 2011, $10.8 million was provided through September 30, 2011, and the remaining commitment is $0.4 million.

Filmed Entertainment Backlog
Filmed Entertainment Backlog. Backlog represents the amount of future revenue not yet recorded from contracts for the licensing of films and television product for television exhibition and in international markets. Backlog at September 30, 2011 and March 31, 2011 is $550.1 million and $532.0 million, respectively.

Discussion of Operating, Investing, Financing Cash Flows
Cash Flows Used in Operating Activities. Cash flows used in operating activities for the six months ended September 30, 2011 were $140.6 million compared to cash flows used in operating activities in the six months ended September 30, 2010 of $94.8 million. The increase in cash used in operating activities was primarily due to increases in investment in films and television programs, the gain on sale of asset disposal group, decreases in amortization of films and television programs, non-cash stock-based compensation, accounts payable and equity interest income for the six months ended September 30, 2011 compared to equity interest loss for the six months ended September 30, 2010, offset by increases in cash provided by changes in restricted cash, accounts receivable, participations and residuals, film obligations, deferred revenue and a lower net loss in the six months ended September 30, 2011 compared to the six months ended September 30, 2010.
Cash Flows Provided by/Used in Investing Activities. Cash flows provided by investing activities of $5.5 million for the six months ended September 30, 2011 consisted of $9.1 million of proceeds from the sale of asset group, net of transaction costs and cash disposed of $3.9 million, offset by $1.3 million for purchases of property and equipment, $0.8 million of capital contributions to companies accounted as equity method investments, and $1.5 million for an increase in loans made to Break Media. Cash flows used in investing activities of $31.5 million for the six months ended September 30, 2010 consisted of $15.0 million for the buy-out of the earn-out associated with the acquisition of Debmar-Mercury, $0.9 million for purchases of property and equipment and $22.7 million of capital contributions to companies accounted as equity method investments, partially offset by $7.1 million repayments on loans made to a third-party producer.
Cash Flows Provided by Financing Activities. Cash flows provided by financing activities of $79.6 million for the six months ended September 30, 2011 resulted from the receipt of net proceeds of $202.0 million from the sale of Senior Notes, borrowings of $153.7 million under the senior revolving credit facility and $167.9 million under production loans, partially offset by $200.4 million repayment on the senior revolving credit facility, $132.1 million repayment of production loans, $77.1 million payment for the repurchase of common shares, $19.5 million payment for the repurchase of convertible senior subordinated notes, $9.9 million payment for the repurchase of Senior Notes, 3.0 million increase in restricted cash collateral requirement under the Film Credit Facility and $1.9 million paid for tax withholding requirements associated with our equity awards. Cash flows provided by financing activities of $134.0 million for the six months ended September 30, 2010 resulted from borrowings of $343.0 million under the senior revolving credit facility and increased production loans of $90.3 million, partially offset by $173.0 million repayment on the senior revolving credit facility, $105.8 million repayment of production loans, $8.3 million increase in restricted cash collateral requirement under the Film Credit Facility and $12.3 million paid for tax withholding requirements associated with our equity awards.
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

Table of Debt and Other Financing Obligations and Contractual Commitments
The following table sets forth our future six-month and annual repayment of debt and other financing obligations outstanding, and our contractual commitments as of September 30, 2011:

	Six Months Ended March 31,	Year Ended March 31,
	2012	2013	2014	2015	2016	Thereafter	Total
Future annual repayment of debt and other financing obligations recorded as of September 30, 2011
Senior revolving credit facility	$—	$—	$23,000	$—	$—	$—	$23,000
Film obligations(1)	34,711	16,875	13,766	9,534	—	—	74,886
Production loans(1)
Individual production loans	36,205	141,325	15,000	—	—	—	192,530
Pennsylvania Regional Center production loans	—	—	65,500	—	—	—	65,500
Film Credit Facility	13,103	31,142	—	—	—	—	44,245
Principal amounts of convertible senior subordinated notes and other financing obligations (2)
October 2004 2.9375% Notes (carrying value of $26.9 million at September 30, 2011)	26,931	—	—	—	—	—	26,931
February 2005 3.625% Notes (carrying value of $22.8 million at September 30, 2011)	23,470	—	—	—	—	—	23,470
April 2009 3.625% Notes (carrying value of $42.8 million at September 30, 2011)	—	—	—	66,581	—	—	66,581
Other financing obligations	—	3,718	—	—	—	—	3,718
Principal amount of senior secured second-priority notes, due November 2016 (carrying value of $421.3 million at September 30, 2011)	—	—	—	—	—	436,000	436,000
	$134,420	$193,060	$117,266	$76,115	$—	$436,000	$956,861
Contractual commitments by expected repayment date
Distribution and marketing commitments (3)	$23,420	$113,975	$—	$—	$—	$—	$137,395
Minimum guarantee commitments (4)	39,132	89,622	13,512	122	6,438	—	148,826
Production loan commitments (4)	12,152	63,215	—	—	—	—	75,367
Cash interest payments on subordinated notes and other financing obligations	2,176	2,440	2,414	2,414	—	—	9,444
Cash interest payments on senior secured second priority notes	22,345	44,690	44,690	44,690	44,690	44,690	245,795
Operating lease commitments	4,845	8,811	8,880	8,316	3,499	—	34,351
Other contractual obligations	481	—	—	—	—	—	481
Employment and consulting contracts	19,466	26,750	11,825	3,047	1,895	—	62,983
	$124,017	$349,503	$81,321	$58,589	$56,522	$44,690	$714,642
Total future commitments under contractual obligations	$258,437	$542,563	$198,587	$134,704	$56,522	$480,690	$1,671,503

 ___________________

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
Currency Rate Risk. We enter into forward foreign exchange contracts to hedge our foreign currency exposures on future production expenses denominated in various foreign currencies. As of September 30, 2011, we had outstanding forward foreign exchange contracts to buy Canadian $2.1 million in exchange for US$2.1 million over a period of five months at a weighted average exchange rate of one US$ equals Canadian $0.98. We also had outstanding forward foreign exchange contracts to sell British Pound Sterling £6.5 million in exchange for US$10.6 million over a period of five months at a weighted average exchange rate of one British Pound Sterling equals US$1.62. Changes in the fair value representing a net unrealized fair value gain on foreign exchange contracts that qualified as effective hedge contracts outstanding during the six months ended September 30, 2011 amounted to $0.7 million and are included in accumulated other comprehensive loss, a separate component of shareholders’ equity. These contracts are entered into with a major financial institution as counterparty. We are exposed to credit loss in the event of nonperformance by the counterparty, which is limited to the cost of replacing the contracts, at current market rates. We do not require collateral or other security to support these contracts.
Interest Rate Risk. Certain of our borrowings, primarily borrowings under its senior revolving credit facility, certain production loans and the Film Credit Facility, are, and are expected to continue to be, at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and its net income would decrease. The applicable margin with respect to loans under the senior revolving credit facility is a percentage per annum equal to 2.50% plus an adjusted rate based on LIBOR. The applicable margin with respect to loans under the Film Credit Facility is a percentage per annum equal to 3.25% over the “LIBO” rate (as defined in the Film Credit Facility agreement). Assuming the senior revolving credit facility and the Film Credit Facility are fully drawn, based on the applicable LIBOR in effect as of September 30, 2011, each quarter point change in interest rates would result in a $0.9 million change in annual interest expense on the senior revolving credit facility and $0.3 million change in annual interest expense on the Film Credit Facility. The variable interest production loans incur interest at rates ranging from approximately 3.49% to 4.25% and applicable margins ranging from 3.25% over the one, three, or six-month LIBOR to 3.25% over the greater of the one, three or six month LIBOR or 1.0%. A quarter point increase of the interest rates on the outstanding principal amount of our variable rate production loans would result in $0.4 million in additional costs capitalized to the respective film or television asset.

The following table presents our financial instruments that are sensitive to changes in interest rates. The table also presents the cash flows of the principal amounts of the financial instruments with the related weighted-average interest rates by expected maturity dates and the fair value of the instrument as of September 30, 2011:

	Six Months Ended March 31,	Year Ended March 31,						Fair Value
	2012	2013	2014	2015	2016	Thereafter	Total	September 30, 2011
Variable Rates:
Senior Revolving Credit Facility (1)	$—	$—	$23,000	$—	$—	$—	$23,000	$23,000
Average Interest Rate	—	—	2.74%	—	—	—
Production Loans (2):
Individual production loans	21,206	141,325	—	—	—	—	162,531	162,531
Average Interest Rate	3.76%	3.75%	—	—	—	—
Film Credit Facility	13,103	31,142	—	—	—	—	44,245	44,245
Average Interest Rate	3.49%	3.49%	—	—	—	—
Fixed Rates:
Production Loans (3):
Pennsylvania Regional Center production loans	—	—	65,500	—	—	—	65,500	62,814
Average Interest Rate	—	—	1.50%	—	—	—
Principal Amounts of Convertible Senior Subordinated Notes (4):
October 2004 2.9375% Notes	26,931	—	—	—	—	—	26,931	27,157
Average Interest Rate	2.94%	—	—	—	—	—
February 2005 3.625% Notes	23,470	—	—	—	—	—	23,470	23,555
Average Interest Rate	3.63%	—	—	—	—	—
April 2009 3.625% Notes	—	—	—	66,581	—	—	66,581	51,743
Average Interest Rate	—	—	—	3.63%	—	—
Other Financing Obligations (5)	—	3,718	—	—	—	—	3,718	3,718
Average Interest Rate	—	8.02%	—	—	—	—
Principal Amount of Senior Secured Second-Priority Notes (6)	—	—	—	—	—	436,000	436,000	422,375
Average Interest Rate	—	—	—	—	—	10.25%
	$84,710	$176,185	$88,500	$66,581	$—	$436,000	$851,976	$821,138
 ____________________

(1)	Senior revolving credit facility, which expires July 25, 2013 bears interest of 2.50% over the Adjusted LIBOR rate. At September 30, 2011, we had borrowings of $23.0 million under this facility.

(2)
Amounts owed to film production entities on anticipated delivery date or release date of the titles or the contractual due dates of the obligation. Production loans of $162.5 million incur interest at rates ranging from approximately 3.49% to 4.25%. Not included in the table above are approximately $30.0 million of production loans which are non-interest bearing.

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
As of September 30, 2011, the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures were effective as of September 30, 2011.
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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

On July 23, 2010, Icahn Partners LP, a limited partnership governed by the laws of Delaware and certain entities affiliated with Icahn Partners LP (collectively, the “Offeror”) filed a petition in the Supreme Court of British Columbia (the “BC Court”) against the Company, Dr. Mark Rachesky, MHR Fund Management LLC and MHR Institutional Partners III LP (the “MHR Fund”) and Kornitzer Capital Management, Inc. (the “BC Action”). The Offeror filed an amended petition on July 26, 2010.  Dr. Mark Rachesky, a director of the Company, is the managing member of MHR Institutional Partners III LP's general partner. Among other things, the Offeror claimed that a July 20, 2010 Refinancing Exchange Agreement (the “Exchange”) between the Company and Kornitzer Capital Management, Inc. to exchange certain convertible notes of Lions Gate Entertainment Inc. (“LGEI”), as well as the Note Sale (as defined below) and Conversion (as defined below), were “oppressive” to the Offeror under British Columbia law. The Offeror sought, among other things, orders (1) declaring that the Company was oppressing its shareholders, (2) prohibiting MHR Institutional Partners III LP from transferring or voting its new shares, (3) prohibiting the Company from issuing any securities, (4) unwinding the July 20, 2010 transactions between the MHR Fund, the Company, and Kornitzer Capital Management, Inc. (which includes the Exchange, the Note Sale and the Conversion), and (5) compensating the petitioners. The BC Court heard argument during the week of October 11, 2010. On November 1, 2010, the BC Court issued a final order and decision dismissing the Offeror's claims in their entirety and awarding costs to Company. On November 2, 2010, the Offeror announced its intent to appeal the decision.  On November 5, 2010, a single Justice of the British Columbia Court of Appeal denied the Offeror's application for an expedited appeal or, in the alternative, an order prohibiting the Company from scheduling its 2010 annual general meeting of shareholders before January 21, 2011.  The Offeror's application to vary this order was denied by a panel of the British Columbia Court of Appeal on December 7, 2010.  The British Columbia Court of Appeal heard oral argument on the Offeror's appeal from the final order and decision of the BC Court on March 24, 2011. The appeal was dismissed on May 10, 2011. For purposes of this Item 1, the “Note Sale” means the July 20, 2010 entry into a Purchase Agreement and subsequent sale of the new notes received by Kornitzer Capital Management, Inc. in the Exchange to MHR Institutional Partners III LP. Additionally, the “Conversion” means, after the consummation of the Note Sale, the July 20, 2010 exercise by MHR Institutional Partners III LP of conversion rights under the new notes whereby the new notes were converted in full into 16,236,305 common shares of the Company.

The Offeror also sought an order from the British Columbia Securities Commission (the “BCSC”) on July 22, 2010 requiring, among other things, that Dr. Rachesky, the MHR Fund, and their respective affiliates cease trading in any securities of the Company until further order of the BCSC and that the Company and each of its directors cease trading in any securities of the Company until further order of the BCSC. The Offeror alleged that the Exchange was, among other things, an unlawful defensive tactic, and that the disclosures concerning the transactions violated applicable securities laws. A hearing on the request for a temporary cease trade order was held on July 28, 2010, and the BCSC dismissed the Offeror's application for a temporary cease trade order against the Company and the MHR Fund.

On July 26, 2010, the Offeror filed suit in New York Supreme Court against the Company, the Board of Directors of the Company, LGEI, Dr. Rachesky, the MHR Fund, MHR Institutional Advisors II LLC, MHR Institutional Advisors III LLC, and Kornitzer Capital Management, Inc. and its principal John C. Kornitzer (the “New York Action”). The Offeror claimed, among other things, that the Exchange and subsequent issuance of common shares of the Company to Dr. Rachesky's fund through the Conversion was (1) a breach of a certain July 9, 2010 letter agreement between the Company and the Offeror, (2) tortious interference with the same July 9 letter agreement, and (3) tortious interference with prospective business relationships. The complaint sought, among other things, a preliminary and permanent injunction rescinding the Exchange and share issuance; a preliminary injunction prohibiting all defendants from voting their shares in any election of directors or any other shareholder vote; and an award of compensatory and punitive damages.  On August 26, 2010, the defendants moved to dismiss or stay the New York Action.  On November 15, 2010, the Offeror filed a motion for a preliminary injunction. The Offeror's motion for a preliminary injunction was denied on December 9, 2010. On March 30, 2011, defendants' motion to dismiss the complaint was granted in its entirety and the complaint was dismissed. The Offeror filed a notice of appeal on April 4, 2011, and sought to perfect its appeal on August 8, 2011.

On October 28, 2010, the Company filed an action in the United States District Court for the Southern District of New York against Carl Icahn, Brett Icahn, and various investment vehicles controlled by Carl Icahn. The action was captioned Lions Gate Entertainment Corp. v. Carl C. Icahn, Brett Icahn, Icahn Partners LP, High River Limited Partnership, Hopper Investments LLC, Barberry Corp., Icahn Onshore LP, Icahn Offshore LP, Icahn Capital LP, IPH GP LLC, Icahn Enterprises Holdings L.P., Icahn Enterprises G.P. Inc., and Beckton Corp., No. 10-CV-8169. The complaint, filed as Exhibit (a)(8) to the Company's Amendment No. 7 to the Schedule 14D-9, filed with the Securities and Exchange Commission on October 29, 2010, alleged violations of Sections 13(d), 14(a), 14(d), and 14(e) of the Securities Exchange Act of 1934, and certain rules promulgated thereunder, and tortious interference with prospective business relations under state law. The complaint sought damages and injunctive relief, including an order requiring the defendants to make corrective disclosures before the Company's 2010 annual general meeting of shareholders.  On November 22, 2010, the Offeror moved to dismiss the complaint.  The Company amended its complaint on December 3, 2010.  The Offeror moved to dismiss the amended complaint on December 17, 2010.  Following oral argument on March 18, 2011, the Court granted in part and denied in part the Offeror's motion to dismiss. The Court granted the Offeror's motion to dismiss with respect to the Company's claims alleging that the Offeror violated Sections 13(d), 14(a), 14(d) (except for Section 14(d)(7) as discussed below) and 14(e) of the Exchange Act, and certain rules promulgated thereunder, and tortious interference with prospective business relations under state law. The Court denied the Offeror's motion to dismiss with respect to the Company's claim alleging that the Offeror violated Section 14(d)(7) of the Exchange Act, and Rule 14d-10(a)(2) promulgated thereunder, by offering special consideration to a particular shareholder in the course of its tender offer when it was required to offer all shareholders the highest consideration paid to any single shareholder. The Court denied the Offeror's motion for reconsideration on June 20, 2011.

On August 30, 2011, the Company and the Offeror entered into an agreement to dismiss all litigation and to release all claims arising out of the July 20, 2010 Exchange, Note Sale, and Conversion.  Pursuant to that agreement, on September 15, 2011, the parties voluntarily dismissed the actions pending in the United States District Court for the Southern District of New York and the New York Supreme Court.  Also on September 15, 2011, the Offeror withdrew its application to the BCSC for permanent injunctive relief.
From time to time, the Company is involved in certain claims and legal proceedings arising in the normal course of business. While the resolution of these matters cannot be predicted with certainty, the Company does not believe, based on current knowledge, that the outcome of any currently pending claims or legal proceedings in which the Company is currently involved will have a material adverse effect on the Company’s financial statements.

Item 1A. Risk Factors.

Other than as set forth below, there were no other material changes to the risk factors previously reported in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011.

An increase in the ownership of our common shares by certain shareholders could trigger a change in control under the agreements governing our long-term indebtedness.

The agreements governing certain of our long-term indebtedness contain change in control provisions that are triggered when any of our shareholders, directly or indirectly, acquires ownership or control in excess of a certain percentage of our common shares. As of October 17, 2011, two of our shareholders, Mark H. Rachesky, M.D. and Capital Research Global Investors and their respective affiliates, beneficially owned approximately 37.4% and 9.1%, respectively, of our outstanding common shares.

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

Our results of operations are difficult to predict and depend on a variety of factors

Our results of operations depend significantly upon the commercial success of the motion pictures and television programming that we distribute, which cannot be predicted with certainty. Accordingly, our results of operations may fluctuate significantly from period to period, and the results of any one period may not be indicative of the results for any future periods. Our results of operations also fluctuate due to the timing, mix, number and availability of our theatrical motion picture and home entertainment releases, as well as license periods for our content. Our operating results may increase or decrease during a particular period or fiscal year due to differences in the number and/or mix of films released compared to the corresponding period in the prior year or prior fiscal year. Our operating results also fluctuate due to our accounting practices (which are standard for the industry) which may cause us to recognize the production and marketing expenses in different periods than the recognition of related revenues, which may occur in later periods. For example, in accordance with GAAP and industry practice, we are required to expense film advertising costs as incurred, but are also required to recognize the revenue from any motion picture or television program over the entire revenue stream expected to be generated by the individual picture or television program. In addition, we amortize film and television programming costs using the "individual-film-forecast" method. Under this accounting method, we amortize film and television programming costs for each film or television program based on the following ratio:

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

In addition, the comparability of our results may be affected by changes in accounting guidance or changes in our ownership of certain assets and businesses. For example, in fiscal 2011, we retrospectively deconsolidated our interest in TV Guide Network due to new accounting guidance and now account for our holding in that business under the equity method of accounting. Further, in August 2011, we sold our majority interest in Maple Pictures Corp. and therefore no longer include the results of operations of that business in our consolidated results of operations although we will record the amounts reported to us from the distribution of our products net of certain distribution fees and expenses, as revenue. Accordingly, our results of operations from year to year may not be directly comparable to prior reporting periods.

As a result of the foregoing and other factors, our results of operations may fluctuate significantly from period to period, and the results of any one period may not be indicative of the results for any future period.

Our results of operations depend significantly upon the commercial success of the motion pictures and television programming that we distribute, and underperformance at the box office of one or more motion pictures in any period can cause our results to be less than anticipated

Our results of operations depend significantly upon the commercial success of the motion pictures and television programming that we distribute, which cannot be predicted with certainty. In particular, the underperformance at the box office of one or more motion pictures in any period may cause our revenue and earnings results for that period (and potentially, subsequent periods) to be less than anticipated, in some instances to a significant extent.

Due to the difficulty of predicting our results of operations and the other factors, it is difficult for industry or financial analysts to accurately forecast our results. The trading market for our common shares is influenced by the research and reports that such industry or financial analysts publish about us or our business. If an analyst who covers us changes his or her financial estimates or investment recommendation, or if our results of operations fall short of their estimates, the price of our common shares could decline.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Securities

On May 31, 2007, our Board of Directors authorized the repurchase of up to $50 million of our common shares. Thereafter, on each of May 29, 2008 and November 6, 2008, as part of its regularly scheduled meetings, our Board of Directors authorized the repurchase up to an additional $50 million of our common shares, subject to market conditions. The additional resolutions increased the total authorization to $150 million. The common shares may be purchased, from time to time, at the Company's discretion, including the quantity, timing and price thereof. Such purchases will be structured as permitted by securities laws and other legal requirements. During the period from the authorization date through December 31, 2010, 2010, 6,787,310 shares have been repurchased at a cost of approximately $65.2 million (including commission costs). The share repurchase program has no expiration date.

On August 30, 2011, we, along with two of our wholly owned subsidiaries entered into an agreement (the “Agreement”) with

Carl C. Icahn and Brett Icahn (together with their affiliates, “Icahn”). Pursuant to the Agreement, among other things, we purchased 11,040,493 common shares of the Company from Icahn at a price of $7.00 per share, for aggregate cash consideration of $77,283,451.00 (the “Icahn Repurchase”). The Icahn Repurchase is more fully described in a Current Report on Form 8-K filed with the SEC on August 30, 2011.

Item 3. Defaults Upon Senior Securities.
None

Item 4. Removed and Reserved.

Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit Number	Description of Documents

3.1 (1)	Articles

3.2 (2)	Notice of Articles

3.3 (3)	Vertical Short Form Amalgamation Application

3.4 (3)	Certificate of Amalgamation

10.81 (4)	Agreement, dated as of August, 30, 2011, by and among Lions Gate Entertainment Corp., 0918988 B.C. Ltd, 0918989 B.C. Ltd, Carl C. Icahn and Brett Icahn.

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 (5)
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in Extensible Business Reporting Language (XBRL): (i ) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Shareholder’s Equity, (iv) the Condensed consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements

 __________________

(1)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005 as filed on June 29, 2005.

(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2010, as filed on February 9, 2011

(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007 as filed on May 30, 2007.

(4)	Incorporated by reference to the Company's Current Report on Form 8-K as filed on August 30, 2011.

(5)
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIONS GATE ENTERTAINMENT CORP.

		By:	/s/ James Keegan
			Name:	James Keegan
Date:	November 9, 2011		Title:	Duly Authorized Officer and Chief Financial Officer