Form 10-Q
period 2011-12-31
LIONS GATE ENTERTAINMENT CORP /CN/
filed 2012-02-09
CIK 929351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________
Form 10-Q
___________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2011
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at February 1, 2012
Common Shares, no par value per share	143,423,980 shares

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2011	March 31, 2011
	(Amounts in thousands, except share amounts)
ASSETS
Cash and cash equivalents	$52,851	$86,419
Restricted cash	26,496	43,458
Accounts receivable, net of reserves for returns and allowances of $74,047 (March 31, 2011 - $90,715) and provision for doubtful accounts of $2,352 (March 31, 2011 - $2,427)	423,117	330,624
Investment in films and television programs, net	802,872	607,757
Property and equipment, net	8,359	9,089
Equity method investments	159,919	150,585
Goodwill	233,201	239,254
Other assets	55,419	46,322
Assets held for sale	—	44,336
Total assets	$1,762,234	$1,557,844
LIABILITIES
Senior revolving credit facility	$94,500	$69,750
Senior secured second-priority notes	431,334	226,331
Accounts payable and accrued liabilities	184,000	230,989
Participations and residuals	280,314	297,482
Film obligations and production loans	463,381	326,440
Convertible senior subordinated notes and other financing obligations	71,340	110,973
Deferred revenue	199,446	150,937
Liabilities held for sale	—	17,396
Total liabilities	1,724,315	1,430,298
Commitments and contingencies
SHAREHOLDERS’ EQUITY
Common shares, no par value, 500,000,000 shares authorized, 137,562,995 and 136,839,445 shares issued at December 31, 2011 and March 31, 2011, respectively	648,492	643,200
Accumulated deficit	(528,282)	(514,230)
Accumulated other comprehensive loss	(5,203)	(1,424)
	115,007	127,546
Treasury shares, no par value, 11,040,493 shares at December 31, 2011 (March 31, 2011 - nil)	(77,088)	—
Total shareholders’ equity	37,919	127,546
Total liabilities and shareholders’ equity	$1,762,234	$1,557,844
See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
	(Amounts in thousands, except per share amounts)
Revenues	$323,026	$422,905	$942,366	$1,205,805
Expenses:
Direct operating	201,957	204,691	547,659	600,480
Distribution and marketing	72,806	158,978	279,194	461,480
General and administration	35,801	35,938	93,151	134,335
Gain on sale of asset disposal group	—	—	(10,967)	—
Depreciation and amortization	688	1,409	2,603	4,485
Total expenses	311,252	401,016	911,640	1,200,780
Operating income	11,774	21,889	30,726	5,025
Other expenses (income):
Interest expense
Contractual cash based interest	14,468	9,974	40,343	29,679
Amortization of debt discount (premium) and deferred financing costs	2,767	3,389	10,796	12,056
Total interest expense	17,235	13,363	51,139	41,735
Interest and other income	(490)	(329)	(1,860)	(1,082)
Loss on extinguishment of debt	—	—	967	14,505
Total other expenses, net	16,745	13,034	50,246	55,158
Income (loss) before equity interests and income taxes	(4,971)	8,855	(19,520)	(50,133)
Equity interests income (loss)	3,821	(13,144)	8,325	(45,566)
Loss before income taxes	(1,150)	(4,289)	(11,195)	(95,699)
Income tax provision	585	1,728	2,857	4,045
Net loss	$(1,735)	$(6,017)	$(14,052)	$(99,744)
Basic and Diluted Net Loss Per Common Share	$(0.01)	$(0.04)	$(0.11)	$(0.77)
Weighted average number of common shares outstanding:
Basic and Diluted	126,451	136,661	132,389	129,338
See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Shares		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Shares		Comprehensive Loss
	Number	Amount			Number	Amount		Total
	(Amounts in thousands, except share amounts)
Balance at March 31, 2011	136,839,445	$643,200	$(514,230)	$(1,424)	—	$—		$127,546
Exercise of stock options	28,333	151						151
Stock based compensation, net of withholding tax obligations of $2,630	616,950	4,735						4,735
Issuance of common shares to directors for services	78,267	531						531
May 2011 Repurchase - reduction of equity component of October 2004 2.9375% Notes extinguished		(125)						(125)
Repurchase of common shares, no par value					11,040,493	(77,088)		(77,088)
Comprehensive loss
Net loss			(14,052)				$(14,052)	(14,052)
Foreign currency translation adjustments				(4,253)			(4,253)	(4,253)
Net unrealized gain on foreign exchange contracts				474			474	474
Comprehensive loss							$(17,831)
Balance at December 31, 2011	137,562,995	$648,492	$(528,282)	$(5,203)	11,040,493	$(77,088)		$37,919
See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended	Nine Months Ended
	December 31, 2011	December 31, 2010
	(Amounts in thousands)
Operating Activities:
Net loss	$(14,052)	$(99,744)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	2,383	3,595
Amortization of intangible assets	220	890
Amortization of films and television programs	355,211	400,583
Amortization of debt discount (premium) and deferred financing costs	10,796	12,056
Non-cash stock-based compensation	7,599	26,391
Gain on sale of asset disposal group	(10,967)	—
Loss on extinguishment of debt	967	14,505
Equity interests (income) loss	(8,325)	45,566
Changes in operating assets and liabilities:
Restricted cash	17,993	(18,699)
Accounts receivable, net	(56,928)	(105,039)
Investment in films and television programs	(551,806)	(421,148)
Other assets	1,698	(1,458)
Accounts payable and accrued liabilities	(51,767)	32,375
Participations and residuals	(15,841)	(21,169)
Film obligations	52,391	(17,572)
Deferred revenue	48,576	33,232
Net Cash Flows Used In Operating Activities	(211,852)	(115,636)
Investing Activities:
Purchases of restricted investments	—	(13,993)
Proceeds from the sale of restricted investments	—	20,989
Buy-out of the earn-out associated with the acquisition of Debmar-Mercury, LLC	—	(15,000)
Proceeds from the sale of asset disposal group, net of transaction costs, and cash disposed of $3,943 (see Note 12)	9,119	—
Investment in equity method investees	(1,030)	(24,677)
Increase in loans receivable	(1,500)	—
Repayment of loans receivable	—	8,113
Purchases of property and equipment	(1,549)	(1,187)
Net Cash Flows Provided By (Used In) Investing Activities	5,040	(25,755)
Financing Activities:
Exercise of stock options	151	—
Tax withholding requirements on equity awards	(2,630)	(12,919)
Repurchase of common shares	(77,088)	—
Borrowings under senior revolving credit facility	263,650	481,750
Repayments of borrowings under senior revolving credit facility	(238,900)	(274,500)
Borrowings under individual production loans	198,148	100,203
Repayment of individual production loans	(133,998)	(143,297)
Production loan borrowings under film credit facility	43,714	17,721
Production loan repayments under film credit facility	(23,518)	(31,507)
Change in restricted cash collateral associated with financing activities	—	3,087
Proceeds from sale of senior secured second-priority notes, net of deferred financing costs	201,955	—
Repurchase of senior secured second-priority notes	(9,852)	—
Repurchase of convertible senior subordinated notes	(46,059)	—
Net Cash Flows Provided By Financing Activities	175,573	140,538
Net Change In Cash And Cash Equivalents	(31,239)	(853)
Foreign Exchange Effects on Cash	(2,329)	1,189
Cash and Cash Equivalents - Beginning Of Period	86,419	69,242
Cash and Cash Equivalents - End Of Period	$52,851	$69,578
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
The unaudited condensed consolidated financial statements have been prepared in accordance with United States (the “U.S.”) accounting principles generally accepted (“GAAP”) for interim financial information and the instructions to quarterly report on Form 10-Q under the Exchange Act, and Article 10 of Regulation S-X under the Exchange Act. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these unaudited condensed consolidated financial statements. Operating results for the three and nine months ended December 31, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ended March 31, 2012. The balance sheet at March 31, 2011 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read together with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011.
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

Recent Accounting Pronouncements
The Company intends to early adopt Accounting Standards Update ("ASU") No. 2011-08 “Testing Goodwill for Impairment” for the fiscal year ending March 31, 2012. ASU 2011-08 simplifies how entities test goodwill for impairment and permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. ASU 2011-08 would have been effective for the Company's fiscal year beginning April 1, 2012, if not for the early adoption. The adoption of ASU 2011-08 is not expected to have a significant impact on the Company’s consolidated financial statements.
In June 2011, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update relating to the presentation of other comprehensive income. The accounting update eliminates the option to present components of other comprehensive income as part of the statement of stockholders’ equity. Instead, companies must report comprehensive income in either a single continuous statement of comprehensive income (which would contain the current income statement presentation followed by the components of other comprehensive income and a total amount for comprehensive income), or in two separate but consecutive statements. This guidance is effective for the Company’s fiscal year beginning April 1, 2012. The Company does not expect the guidance to have a material impact on its consolidated financial statements.

In May 2011, the FASB issued an accounting standards update related to fair value measurements and disclosures to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and International Financial Reporting Standards. This guidance includes amendments that clarify the intent about the application of existing fair value measurement requirements, while other amendments change a principle or requirement for measuring fair value or for disclosing information about fair value measurements. Specifically, the guidance requires additional disclosures for fair value measurements that are based on significant unobservable inputs. The updated guidance is to be applied prospectively and is effective for the Company’s interim and annual periods beginning April 1, 2012. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

2. Restricted Cash
Restricted cash represents amounts held as collateral required under our revolving film credit facility, and amounts that are contractually designated for certain theatrical marketing obligations. Additionally, at March 31, 2011, restricted cash also included approximately $14.0 million held in a trust to fund the Company’s cash severance obligations that would have been due to certain executive officers should their employment have been terminated “without cause," in connection with a “change in control” of the Company (in each case, as defined in each of their respective employment contracts). For purposes of the employment agreements with such executive officers, a “change in control” occurred on June 30, 2010 when a certain shareholder became the beneficial owner of 33% or more of the Company’s common shares. Accordingly, the trust became irrevocable, and the Company could not withdraw any trust assets (other than once every six months in an amount that the trustee reasonably determines exceeds the remaining potential severance obligations), until any cash severance obligations that were payable to the executives had been paid or the employment agreements with the executives expired or terminated without those obligations becoming payable. The trust was terminated in December 2011 and the funds were returned to unrestricted cash.

3. Investment in Films and Television Programs

	December 31, 2011	March 31, 2011
	(Amounts in thousands)
Motion Picture Segment - Theatrical and Non-Theatrical Films
Released, net of accumulated amortization	$243,847	$212,125
Acquired libraries, net of accumulated amortization	26,744	31,929
Completed and not released	98,491	47,347
In progress	243,599	170,372
In development	8,918	11,825
Product inventory	28,039	29,467
	649,638	503,065
Television Segment - Direct-to-Television Programs
Released, net of accumulated amortization	78,852	92,290
In progress	70,388	10,206
In development	3,994	2,196
	153,234	104,692
	$802,872	$607,757
The following table sets forth acquired libraries that represent titles released three years prior to the date of acquisition. These libraries are being amortized over their expected revenue stream from the acquisition date over a period up to 20 years:

		Total Amortization Period	Remaining Amortization Period	Unamortized Costs	Unamortized Costs
Acquired Library	Acquisition Date			December 31, 2011	March 31, 2011
		(In years)		(Amounts in thousands)
Trimark Holdings	October 2000	20.00	8.75	$2,130	$2,900
Artisan Entertainment	December 2003	20.00	12.00	24,045	28,348
Lionsgate UK	October 2005	20.00	13.75	569	681
Total Acquired Libraries				$26,744	$31,929
The Company expects approximately 47% of completed films and television programs, net of accumulated amortization,

will be amortized during the one-year period ending December 31, 2012. Additionally, the Company expects approximately 80% of completed and released films and television programs, net of accumulated amortization and excluding acquired libraries, will be amortized during the three-year period ending December 31, 2014.

4. Equity Method Investments
The carrying amount of significant equity method investments at December 31, 2011 and March 31, 2011 were as follows:

	December 31, 2011
Equity Method Investee	Ownership Percentage	December 31, 2011	March 31, 2011
		(Amounts in thousands)
Horror Entertainment, LLC (“FEARnet”)	34.5%	$2,992	$2,809
NextPoint, Inc. (“Break Media”)	42.0%	11,311	14,293
Roadside Attractions, LLC (“Roadside”)	43.0%	3,016	2,756
Studio 3 Partners, LLC (“EPIX”)	31.2%	32,859	14,664
TV Guide Network	51.0%	109,562	114,940
Tiger Gate Entertainment Limited (“Tiger Gate”)	45.9%	179	1,123
		$159,919	$150,585
Equity interests in equity method investments in our unaudited condensed consolidated statements of operations represent our portion of the income or loss of our equity method investees based on our percentage ownership and the elimination of profits on sales to equity method investees. Equity interests in equity method investments for the three and nine months ended December 31, 2011 and 2010 were as follows (income (loss)):

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
Equity Method Investee	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
	(Amounts in thousands)
Horror Entertainment, LLC (“FEARnet”)	$175	$180	$183	$1,144
NextPoint, Inc. (“Break Media”)	(1,007)	(469)	(2,983)	(692)
Roadside Attractions, LLC (“Roadside”)	213	609	420	685
Studio 3 Partners, LLC (“EPIX”)	7,324	(11,112)	18,194	(42,929)
TV Guide Network	(2,139)	(1,959)	(5,379)	(2,918)
Tiger Gate Entertainment Limited (“Tiger Gate”)	(745)	(393)	(2,110)	(856)
	$3,821	$(13,144)	$8,325	$(45,566)
Horror Entertainment, LLC. Horror Entertainment, LLC (“FEARnet”), a multiplatform programming and content service provider of horror genre films operating under the branding of “FEARnet.” The Company licenses content to FEARnet for video-on-demand and broadband exhibition. The Company is recording its share of the FEARnet results on a one quarter lag and, accordingly, during the three and nine months ended December 31, 2011, the Company recorded its share of the income generated by FEARnet for the three and nine months ended September 30, 2011.
NextPoint, Inc. NextPoint, Inc. (“Break Media”), an online home entertainment service provider operating under the branding of “Break Media.” The Company is recording its share of the Break Media results on a one quarter lag and, accordingly, during the three and nine months ended December 31, 2011, the Company recorded its share of losses incurred by Break Media for the three and nine months ended September 30, 2011.
Roadside Attractions, LLC. Roadside Attractions, LLC (“Roadside”), an independent theatrical releasing company. The Company is recording its share of the Roadside results on a one quarter lag and, accordingly, during the three and nine months ended December 31, 2011, the Company recorded its share of income earned by Roadside for the three and nine months ended September 30, 2011.
Studio 3 Partners, LLC (“EPIX”). In April 2008, the Company formed a joint venture with Viacom Inc. (“Viacom”), its

Paramount Pictures unit (“Paramount Pictures”) and Metro-Goldwyn-Mayer Studios Inc. (“MGM”) to create a premium television channel and subscription video-on-demand service named “EPIX”. The Company had invested $80.4 million through September 30, 2010, and no additional amounts have been funded since. The Company is recording its share of the joint venture results on a one quarter lag and, accordingly, during the three and nine months ended December 31, 2011, the Company recorded its share of the net income (loss) earned by the joint venture for the three and nine months ended September 30, 2011. EPIX expects to report net income of approximately $18 million for its quarter ended December 31, 2011.
Transactions with EPIX:
The Company licenses certain of its theatrical releases and other films and television programs to EPIX. A portion of the profits of these licenses reflecting the Company’s ownership share in the venture are eliminated through an adjustment to the equity interest income (loss) of the venture. These profits are recognized as they are realized by EPIX through the amortization of the related asset, recorded on EPIX's balance sheet, over the license period. The table below sets forth the revenues and gross profits recognized by Lionsgate and the calculation of the amounts eliminated in the equity interest line item on the statement of operations:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
	(Amounts in thousands)
Revenue recognized on sales to EPIX	$9,725	$18,314	$59,600	$58,201

Gross profit on sales to EPIX	$4,564	$14,379	$36,461	$35,139
Ownership interest in EPIX	31.15%	31.15%	31.15%	31.15%
Elimination of the Company's share of profits on sales to EPIX	$1,422	$4,479	$11,358	$10,946

EPIX Financial Information:
The following table presents summarized balance sheet data as of September 30, 2011 and December 31, 2010 for EPIX:

	September 30, 2011	December 31, 2010
	(Amounts in thousands)
Current assets	$165,045	$117,948
Non-current assets	$131,370	$89,648
Current liabilities	$142,137	$105,303
Non-current liabilities	$4,289	$6,719
The following table presents the summarized statement of operations for the three and nine months ended September 30, 2011 and 2010 for EPIX and a reconciliation of the net income (loss) reported by EPIX to equity interest income (loss) recorded by the Company:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
	(Amounts in thousands)
Revenues	$79,457	$37,234	$236,146	$46,448
Expenses:
Operating expenses	60,698	58,462	164,936	147,274
Selling, general and administrative expenses	5,777	5,479	16,803	15,549
Operating income (loss)	12,982	(26,707)	54,407	(116,375)
Interest income	3	50	8	9
Net income (loss)	$12,985	$(26,657)	$54,415	$(116,366)
Reconciliation of net income (loss) reported by EPIX to equity interest income (loss):
Net income (loss) reported by EPIX	$12,985	$(26,657)	$54,415	$(116,366)
Ownership interest in EPIX	31.15%	31.15%	31.15%	31.15%
The Company's share of net income (loss)	4,045	(8,304)	16,950	(36,248)
Eliminations of the Company’s share of profits on sales to EPIX (1)	(1,422)	(4,479)	(11,358)	(10,946)
Realization of the Company’s share of profits on sales to EPIX (2)	4,701	1,671	12,602	4,265
Total equity interest income (loss) recorded	$7,324	$(11,112)	$18,194	$(42,929)
__________________
(1) Represents the elimination of the gross profit recognized by Lionsgate on the sale to EPIX in proportion to Lionsgate's ownership interest in EPIX. The amount of intra-entity profit is calculated as the total gross profit recognized on a title by title basis multiplied by Lionsgate's percentage ownership of EPIX. The table above in the Transactions with EPIX section shows the calculation of the profit eliminated.
(2) Represents the realization of a portion of the profits previously eliminated. This profit remains eliminated until realized by EPIX. EPIX initially records the license fee for the title as inventory on its balance sheet and amortizes the inventory over the license period. Accordingly, the profit is realized as the inventory on EPIX's books is amortized. The profit amount realized is calculated by multiplying the percentage of the EPIX inventory amortized in the period reported by EPIX, by the amount of profit initially eliminated, on a title by title basis.

TV Guide Network. The Company’s investment interest in TV Guide Network consists of an equity investment in its common stock units and mandatorily redeemable preferred stock units (see Note 12).
Investment in Mandatorily Redeemable Preferred Stock Units. The mandatorily redeemable preferred stock carries a dividend rate of 10% compounded annually and is mandatorily redeemable in May 2019 at the stated value plus the dividend return and any additional capital contributions less previous distributions. The mandatorily redeemable preferred stock units were initially recorded based on their estimated fair value, as determined using an option pricing model. The mandatorily redeemable preferred stock units and the 10% dividend are being accreted up to their redemption amount over the ten-year period to the redemption date, which is recorded as income within equity interest.

Transactions with TV Guide Network:

The Company licenses certain films and/or television programs to TV Guide Network. A portion of the profits of these licenses reflecting the Company’s ownership share in the venture are eliminated through an adjustment to the equity interest loss of the venture. These profits are recognized as they are realized by TV Guide Network through the amortization of the related asset, recorded on TV Guide Network's balance sheet, over the license period. The table below sets forth the revenues and gross profits recognized by Lionsgate and the calculation of the amounts eliminated in the equity interest line item on the statement of operations:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
	(Amounts in thousands)
Revenue recognized on sales to TV Guide Network	$—	$9,675	$2,925	$14,175

Gross profit (loss) on sales to TV Guide Network	$(66)	$3,679	$880	$5,387
Ownership interest in TV Guide Network	51%	51%	51%	51%
Elimination of the Company's share of profit (loss) on sales to TV Guide Network	$(34)	$1,876	$449	$2,747

TV Guide Network Financial Information:
The following table presents summarized balance sheet data as of December 31, 2011 and March 31, 2011 for TV Guide Network:

	December 31, 2011	March 31, 2011
	(Amounts in thousands)
Current assets	$43,701	$43,497
Non-current assets	$248,135	$261,245
Current liabilities	$33,768	$32,126
Non-current liabilities	$35,741	$40,354
Redeemable preferred stock	$222,602	$200,724
The following table presents the summarized statement of operations for the three and nine months ended December 31, 2011 and 2010 for TV Guide Network and a reconciliation of the net loss reported by TV Guide Network to equity interest loss recorded by the Company:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
	(Amounts in thousands)
Revenues	$25,359	$28,847	$76,207	$85,953
Expenses:
Cost of services	14,866	9,208	36,283	26,335
Selling, marketing, and general and administration	11,473	15,595	40,110	46,835
Depreciation and amortization	2,865	3,871	8,741	11,883
Operating income (loss)	(3,845)	173	(8,927)	900
Interest expense, net	472	500	1,382	1,336
Accretion of redeemable preferred stock units (1)	7,545	7,057	21,877	20,479
Total interest expense, net	8,017	7,557	23,259	21,815
Loss before income taxes	(11,862)	(7,384)	(32,186)	(20,915)
Income tax expense	4	19	2	83
Net loss	$(11,866)	$(7,403)	$(32,188)	$(20,998)
Reconciliation of net loss reported by TV Guide Network to equity interest loss:
Net loss reported by TV Guide Network	$(11,866)	$(7,403)	$(32,188)	$(20,998)
Ownership interest in TV Guide Network	51%	51%	51%	51%
The Company's share of net loss	(6,052)	(3,776)	(16,416)	(10,709)
Accretion of dividend and interest income on redeemable preferred stock units (1)	3,848	3,599	11,157	10,444
Eliminations of the Company’s share of (profit) loss on sales to TV Guide Network (2)	34	(1,876)	(449)	(2,747)
Realization of the Company’s share of profits on sales to TV Guide Network (3)	31	94	329	94
Total equity interest loss recorded	$(2,139)	$(1,959)	$(5,379)	$(2,918)
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

(2)
Represents the elimination of the gross profit recognized by Lionsgate on the sale to TV Guide Network in proportion to Lionsgate's ownership interest in TV Guide Network. The amount of intra-entity profit is calculated as the total gross profit recognized on a title by title basis multiplied by Lionsgate's percentage ownership of TV Guide Network. The table above in the Transactions with TV Guide Network section shows the calculation of the profit eliminated.

(3)
Represents the realization of a portion of the profits previously eliminated. This profit remains eliminated until realized by TV Guide Network. TV Guide Network initially records the license fee for the title as inventory on its balance sheet and amortizes the inventory over the license period. Accordingly, the profit is realized as the inventory on TV Guide Network's books is amortized. The profit amount realized is calculated by multiplying the percentage of the TV Guide Network inventory amortized in the period reported by TV Guide Network by the amount of profit initially eliminated, on a title by title basis.

Tiger Gate Entertainment Limited. Tiger Gate Entertainment Limited (“Tigergate”) is an operator of pay television channels and a distributor of television programming and action and horror films across Asia. The Company is recording its share of the joint venture results on a one quarter lag and, accordingly, during the three and nine months ended December 31, 2011, the Company recorded its share of the losses incurred by the joint venture for the three and nine months ended September 30, 2011. The Company funded an additional $1.0 million during the nine months ended December 31, 2011.

5. Other Assets
The composition of the Company’s other assets is as follows as of December 31, 2011 and March 31, 2011:

	December 31, 2011	March 31, 2011
	(Amounts in thousands)
Deferred financing costs, net of accumulated amortization	$23,935	$15,360
Loans receivable	21,096	18,433
Prepaid expenses and other	10,388	12,529
	$55,419	$46,322
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
Loans Receivable. The following table sets forth the Company’s loans receivable at December 31, 2011 and March 31, 2011:

	Interest Rate	December 31, 2011	March 31, 2011
	(Amounts in thousands)
Third-party producer	3.3%	$8,980	$8,777
NextPoint, Inc. (“Break Media”)	5.58% - 20.0%	12,116	9,656
		$21,096	$18,433
Prepaid Expenses and Other. Prepaid expenses and other primarily include prepaid expenses and security deposits.

6. Senior Revolving Credit Facility
Outstanding Amount. At December 31, 2011, the Company had borrowings of $94.5 million outstanding (March 31, 2011 — $69.8 million).
Availability of Funds. At December 31, 2011, there was $220.5 million available (March 31, 2011 — $255.2 million). The senior revolving credit facility provides for borrowings and letters of credit up to an aggregate of $340 million. The availability of funds is limited by a borrowing base and also reduced by outstanding letters of credit which amounted to $25.0 million at December 31, 2011 (March 31, 2011 — $15.0 million).
Maturity Date. The senior revolving credit facility expires July 25, 2013.
Interest. As of December 31, 2011, the senior revolving credit facility bore interest of 2.5% over the “Adjusted LIBOR” rate (effective interest rate of 2.8% and 2.74% as of December 31, 2011 and March 31, 2011, respectively).
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
In August 2011, a subsidiary of LGEI paid $9.9 million to repurchase $10.0 million of aggregate principal amount (carrying value — $9.9 million) of the Senior Notes. The Company recorded a loss on extinguishment in the quarter ended September 30, 2011 of $0.4 million, which included $0.5 million of deferred financing costs written off. In September 2011, LGEI resold such Senior Notes at 99.0% of the $10.0 million face amount thereof, plus accrued interest thereon from May 1, 2011, resulting in gross proceeds of approximately $10.2 million, which were used to repurchase the common shares, as discussed in Note 15.
Outstanding Amount. The outstanding amount is set forth in the tables below:

	December 31, 2011
	Principal	Unamortized Premium/ (Discount)	Net Carrying Amount
	(Amounts in thousands)
Senior Secured Second-Priority Notes	$436,000	$(4,666)	$431,334

	March 31, 2011
	Principal	Unamortized Discount	Net Carrying Amount
	(Amounts in thousands)
Senior Secured Second-Priority Notes	$236,000	$(9,669)	$226,331
Maturity Date. The Senior Notes are due November 1, 2016.
Original Issue Discount/Premium. The October 2009 Senior Notes were issued by LGEI at an initial price of 95.222% (original issue discount —4.778%) of the principal amount. The May 2011 Senior Notes were issued by LGEI at an initial price of 102.219% (original issue premium — 2.219%) of the principal amount, plus accrued interest thereon from May 1, 2011, resulting in gross proceeds of approximately $204.4 million and net proceeds of approximately $192.4 million after fees and expenses, including $5.6 million paid in connection with the consent solicitation of holders of the October 2009 Senior Notes. The original issue discount/premium, interest and deferred financing costs are being amortized through November 1, 2016 using the effective interest method. As of December 31, 2011, the remaining amortization period was 4.8 years.
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

8. Participations and Residuals
The Company expects approximately 68% of accrued participations and residuals will be paid during the one-year period ending December 31, 2012.
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
At December 31, 2011, $14.1 million (March 31, 2011 - $19.2 million) was payable to Pride and is included in participations and residuals in the unaudited condensed consolidated balance sheets.
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
Amounts provided from SGF are reflected as a participation liability. The difference between the ultimate participation expected to be paid to SGF and the amount provided by SGF is amortized as a charge to or a reduction of participation expense under the individual-film-forecast method. At December 31, 2011, $7.7 million (March 31, 2011 - $7.1 million) was payable to SGF and is included in participations and residuals in the unaudited condensed consolidated balance sheets. The arrangement expired on July 30, 2011.

9. Film Obligations and Production Loans

	December 31, 2011	March 31, 2011
	(Amounts in thousands)
Film obligations	$112,578	$58,681
Production loans
Individual production loans	244,678	181,829
Pennsylvania Regional Center production loans	65,500	65,500
Film credit facility	40,625	20,430
Total film obligations and production loans	$463,381	$326,440

The following table sets forth future three-month and annual repayment of film obligations and production loans:

	Three Months Ended
	March 31,	Year Ended March 31,
	2012	2013	2014	2015	2016	Thereafter	Total
	(Amounts in thousands)
Future annual repayment of Film Obligations and Production Loans recorded as of December 31, 2011
Film obligations	$50,841	$23,360	$19,440	$14,519	$9,680	$—	$117,840
Production loans
Individual production loans	23,203	206,475	15,000	—	—	—	244,678
Pennsylvania Regional Center production loans	—	—	65,500	—	—	—	65,500
Film Credit Facility	—	40,625	—	—	—	—	40,625
	$74,044	$270,460	$99,940	$14,519	$9,680	$—	468,643
Less imputed interest on film obligations							(5,262)
							$463,381
Film Obligations
Film obligations include minimum guarantees, which represent amounts payable for film rights that the Company has acquired and certain theatrical marketing obligations, which represent amounts received from third parties that are contractually committed for theatrical marketing expenditures associated with specific titles.
Individual Production Loans
Production loans represent individual loans for the production of film and television programs that the Company produces. Individual production loans have contractual repayment dates either at or near the expected completion date, with the exception of certain loans containing repayment dates on a longer term basis. Individual production loans of $214.7 million incur interest at rates ranging from 3.55% to 4.25%, and approximately $30.0 million of production loans are non-interest bearing.
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
Outstanding Amount. At December 31, 2011, the Company had borrowings of $65.5 million (March 31, 2011 — $65.5 million).
Availability of Funds. At December 31, 2011, there were no amounts available under this agreement (March 31, 2011 — nil).
Maturity Date. All amounts borrowed under this loan agreement with the Pennsylvania Regional Center are due April 11, 2013, five years from the date that the Company began to borrow under this agreement.
Interest. Amounts borrowed under the agreement carry an interest rate of 1.5%, which is payable semi-annually.
Security. The loan is secured by a first priority security interest in the Company’s film library pursuant to an intercreditor agreement with the Company’s senior lender under the Company’s senior revolving credit facility. Pursuant to the terms of the

Company’s senior revolving credit facility, the Company is required to maintain certain collateral equal to the loans outstanding plus 5% under this facility. Such collateral can consist of cash, cash equivalents or debt securities, including the Company’s convertible senior subordinated notes repurchased. As of December 31, 2011, $72.8 million principal value (fair value — $72.7 million) of the Company’s convertible senior subordinated notes repurchased in December 2009 (see Note 10) was held as collateral under the Company’s senior revolving credit facility (March 31, 2011 — $72.8 million principal value, $72.4 million fair value).

Film Credit Facility
On October 6, 2009, the Company entered into a revolving film credit facility agreement, as amended effective December 31, 2009 and June 22, 2010 (the “Film Credit Facility”), which provides for borrowings for the acquisition or production of motion pictures.
Outstanding Amount. At December 31, 2011, the Company had borrowings of $40.6 million (March 31, 2011 — $20.4 million).
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
Interest. As of December 31, 2011, the Film Credit Facility bore interest of 3.25% over the “LIBO” rate (as defined in the credit agreement). The weighted average interest rate on borrowings outstanding as of December 31, 2011 was 3.55% (March 31, 2011 — 3.49%).
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

Outstanding Amount. The following table sets forth the convertible senior subordinated notes and other financing obligations outstanding at December 31, 2011 and March 31, 2011:

	December 31, 2011
	Principal	Unamortized Discount	Net Carrying Amount
	(Amounts in thousands)
Convertible Senior Subordinated Notes
October 2004 2.9375%	$348	$—	$348
February 2005 3.625%	23,470	(294)	23,176
April 2009 3.625%	66,581	(22,483)	44,098
	$90,399	$(22,777)	67,622
Other financing obligations			3,718
			$71,340

	March 31, 2011
	Principal	Unamortized Discount	Net Carrying Amount
	(Amounts in thousands)
Convertible Senior Subordinated Notes
October 2004 2.9375%	$46,326	$(1,598)	$44,728
February 2005 3.625%	23,470	(1,363)	22,107
April 2009 3.625%	66,581	(26,161)	40,420
	$136,377	$(29,122)	107,255
Other financing obligations			3,718
			$110,973
The following table sets forth future three-month and annual contractual principal payment commitments under convertible senior subordinated notes as of December 31, 2011:

		Three Months Ended
		March 31,	Year Ended March 31,
Note	Next Holder Redemption Date	2012	2013	2014	2015	2016	Thereafter	Total
		(Amounts in thousands)
October 2004 2.9375% Notes	October 2014	$—	$—	$—	$348	$—	$—	$348
February 2005 3.625% Notes	March 2012	23,470	—	—	—	—	—	23,470
April 2009 3.625% Notes	March 2015	—	—	—	66,581	—	—	66,581
		$23,470	$—	$—	$66,929	$—	$—	$90,399
The future repayment dates of the convertible senior subordinated notes represent the next redemption date by holders for each series of notes respectively, as described above.
Interest Expense. The effective interest rate on the liability component and the amount of interest expense, which includes both the contractual interest coupon and amortization of the discount on the liability component, for the three and nine months ended December 31, 2011 and 2010 are presented below.

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
	(Amounts in thousands)
October 2004 2.9375% Convertible Senior Subordinated Notes:
Effective interest rate of liability component (9.65%)
Interest Expense
Contractual interest coupon	$33	$340	$497	$1,574
Amortization of discount on liability component and debt issuance costs	47	772	1,147	3,488
	80	1,112	1,644	5,062
February 2005 3.625% Convertible Senior Subordinated Notes:
Effective interest rate of liability component (10.03%)
Interest Expense
Contractual interest coupon	213	213	638	1,025
Amortization of discount on liability component and debt issuance costs	394	355	1,154	1,681
	607	568	1,792	2,706
April 2009 3.625% Convertible Senior Subordinated Notes:
Effective interest rate of liability component (17.26%)
Interest Expense
Contractual interest coupon	603	603	1,810	1,810
Amortization of discount on liability component and debt issuance costs	1,280	1,077	3,693	3,107
	1,883	1,680	5,503	4,917
Total
Contractual interest coupon	849	1,156	2,945	4,409
Amortization of discount on liability component and debt issuance costs	1,721	2,204	5,994	8,276
	$2,570	$3,360	$8,939	$12,685

Fiscal 2011 and 2012 Convertible Senior Subordinated Notes Transactions

October 2011 Redemption of October 2004 2.9375% Notes: On October 15, 2011, certain holders of the 2.9375% Convertible Senior Subordinated Notes (the "October 2004 2.9375% Notes") required LGEI to repurchase $26.6 million in aggregate principal amount (carrying value - $26.6 million) of the October 2004 2.9375% Notes, pursuant to the redemption terms of the October 2004 2.9375% Notes. LGEI paid approximately $27.0 million for the repurchase on October 17, 2011, representing a price equal to 100% of the principal amount, together with accrued and unpaid interest through October 17, 2011.
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
Convertible Senior Subordinated Notes Terms
October 2004 2.9375% Notes. In October 2004, LGEI sold $150.0 million of the October 2004 2.9375% Notes.
Outstanding Amount: As of December 31, 2011, $0.3 million of aggregate principal amount (carrying value — $0.3 million) of the October 2004 2.9375% Notes remains outstanding.
Interest: Interest on the October 2004 2.9375% Notes is payable semi-annually on April 15 and October 15.
Maturity Date: The October 2004 2.9375% Notes mature on October 15, 2024.
Redeemable by LGEI: LGEI may redeem the October 2004 2.9375% Notes at 100%.
Redeemable by Holder: The holder may require LGEI to repurchase the October 2004 2.9375% Notes on October 15, 2014 and 2019 or upon a change in control at a price equal to 100% of the principal amount, together with accrued and unpaid interest through the date of repurchase. See above for further information on the October 2004 2.9375% Notes that were redeemed on October 17, 2011 due to the holders exercise of their right to require LGEI to repurchase the October 2004 2.9375% Notes on October 15, 2011.
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
February 2005 3.625% Notes. In February 2005, LGEI sold $175.0 million of February 2005 3.625% Notes.
Outstanding Amount: As of December 31, 2011, $23.5 million of aggregate principal amount (carrying value — $23.2 million) of the February 2005 3.625% Notes remains outstanding.
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
Outstanding Amount: As of December 31, 2011, $66.6 million of aggregate principal amount (carrying value — $44.1 million) of the April 2009 3.625% Notes remains outstanding.
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

•
Level 2 — Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 liabilities that are measured at fair value on a recurring basis include the Company’s senior revolving credit facility, convertible senior subordinated notes, individual production loans, Pennsylvania Regional Center Loan, and Senior Notes, which are priced using discounted cash flow techniques that use observable market inputs, such as LIBOR-based yield curves, three- and seven-year swap rates, and credit ratings.

•	Level 3 — Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities.
The following table sets forth the carrying values and fair values (all determined using Level 2 inputs defined above) of the Company’s investment in TV Guide Network's mandatorily redeemable preferred stock units and outstanding debt at December 31, 2011:

	Carrying Value	Fair Value
		(Level 2)
	(Amounts in thousands)
Assets:
Investment in TV Guide Network's Mandatorily Redeemable Preferred Stock Units	$109,562	$143,448
Liabilities:
October 2004 2.9375% Convertible Senior Subordinated Notes	$348	$228
February 2005 3.625% Convertible Senior Subordinated Notes	23,176	23,740
April 2009 3.625% Convertible Senior Subordinated Notes	44,098	60,904
Individual production loans	244,678	243,352
Pennsylvania Regional Center Loan	65,500	63,196
Senior Secured Second-Priority Notes	431,334	461,615
	$809,134	$853,035

12. Acquisitions and Divestitures
Maple Pictures
On August 10, 2011, the Company sold its interest in Maple Pictures Corp. (“Maple Pictures”) to Alliance Films Holdings Inc. (“Alliance”), a leading Canadian producer and distributor of motion pictures, television programming and home entertainment. The sales price was approximately $35.3 million, net of a working capital adjustment.
Alliance is now responsible for all of Maple Pictures’ distribution, including Maple Pictures’ exclusive five-year output deal for Canadian distribution of the Company’s new motion picture and second window television product and Maple Pictures’ exclusive long-term arrangement for distribution of Canadian rights of the Company’s filmed entertainment library (i.e., distribution rights). The sales price was allocated between the fair value of the distribution rights and the fair value of Maple Pictures exclusive of the distribution rights. The fair value of the distribution rights of $17.8 million was recorded as deferred revenue and will be recognized as revenue by the Company as the revenues are earned pursuant to the distribution rights. The sales proceeds less the fair value of the distribution rights constitutes the proceeds allocated to the sale of Maple Pictures exclusive of the distribution rights. The fair value of the distribution rights was determined based on an estimate of the cash flows to be generated by Alliance pursuant to the distribution agreements, discounted at risk-adjusted discount rates of the film categories between 10% and 11%.

The sale was treated as the disposal of an asset group rather than a discontinued operation because, due to the distribution rights, the Company will have significant continuing involvement in the cash flows generated pursuant to the distribution rights.
The assets and liabilities were classified as held for sale in the consolidated balance sheet as of March 31, 2011 and were recorded at their carrying value, which is lower than their fair value less costs to sell. At March 31, 2011, the carrying values of the Maple Pictures assets sold pursuant to the agreement were as set forth in the table below:

March 31, 2011

(Amounts in thousands)
Accounts receivable, net	$29,197
Investment in films and television programs, net	13,531
Other assets	1,608
Assets held for sale (1)	$44,336
Liabilities held for sale	$(17,396)

(1)	Excludes cash held at Maple Pictures of $3.6 million as of March 31, 2011.

Maple Pictures was included in the Company’s Motion Pictures reporting segment. A portion of Motion Pictures goodwill, amounting to $6.1 million was allocated to the asset group and included in the carrying value of the assets disposed for purposes of calculating the gain on sale. Subsequently, the Company tested for goodwill impairment using the adjusted carrying amount of the Motion Pictures reporting unit and no goodwill impairment was identified. The Company recognized a gain, net of transaction costs, on the sale of Maple Pictures of $11.0 million during the quarter ended September 30, 2011, as set forth in the table below:

	Gain on Sale of
	Maple Pictures
	August 10, 2011
	(Amounts in thousands)
Total sales price for Maple Pictures		$35,300
Less: Sales proceeds allocated to the fair value of the distribution rights		(17,800)
Sales proceeds allocated to Maple Pictures, exclusive of the distribution rights		17,500
Less:
Cash	$(3,943)
Accounts receivable, net	(16,789)
Investment in films and television programs, net	(13,536)
Allocated goodwill	(6,053)
Other assets	(1,564)
Participations payable to Lionsgate (1)	23,683
Other liabilities	13,651
Total carrying value (deficit) of Maple Pictures	$(4,551)	(4,551)

Currency translation adjustment		1,298

Transaction and related costs		(3,280)
Gain on sale of Maple Pictures		$10,967

(1)
Represents participation liabilities payable to the Company, which were assumed by Alliance and previously eliminated in the consolidated financial statements. The participations payable to Lionsgate represents amounts that Maple owed Lionsgate as of the date of sale from the distribution of Lionsgate's product in Canada pursuant to the distribution agreements. Subsequent to the sale, the amounts due from Alliance are reflected in accounts receivable on the Company's condensed consolidated balance sheets, which will be paid pursant to the terms of the distribution arrangements.

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
The February 28, 2009 acquisition was accounted for as a purchase, with the results of operations of TV Guide Network included in the Company’s consolidated results from February 28, 2009 through May 27, 2009. Subsequent to the sale of the 49% interest in TV Guide Network to OEP, and pursuant to the new accounting guidance on accounting for VIEs effective April 1, 2010, which the Company has retrospectively applied, the Company’s interest in TV Guide Network is being accounted for under the equity method of accounting (see Note 4).
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
In addition, the Company may be obligated to pay additional amounts pursuant to the purchase agreement should certain films or derivative works meet certain target performance thresholds. Such amounts, to the extent they relate to films or derivative works of films identified at the acquisition date, will be charged to goodwill if the target thresholds are achieved, and such amounts, to the extent they relate to other qualifying films produced in the future, will be accounted for similar to other film participation arrangements. The amount to be paid is the excess of the sum of the following amounts over the performance threshold (i.e., the “Hurdle Amount”):

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
The Hurdle Amount is the purchase price of approximately $56 million plus an interest cost accruing until such hurdle is reached, and certain other costs the Company agreed to pay in connection with the acquisition. Accordingly, the additional consideration is the total of the above in excess of the Hurdle Amount. As of December 31, 2011, the total earnings and fees from identified projects in process are not projected to reach the Hurdle Amount. However, as additional projects are identified in the future and current projects are released in the market place, the total projected earnings and fees from these projects could increase causing additional payments to the sellers to become payable.

13. Direct Operating Expenses

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
	(Amounts in thousands)
Amortization of films and television programs	$135,997	$138,095	$355,211	$400,583
Participations and residual expense	65,665	66,074	192,479	198,378
Other expenses:
Provision for doubtful accounts	336	505	15	798
Foreign exchange losses (gains)	(41)	17	(46)	721
	$201,957	$204,691	$547,659	$600,480

14. Comprehensive Loss

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
	(Amounts in thousands)
Net loss	$(1,735)	$(6,017)	$(14,052)	$(99,744)
Add (Deduct): Foreign currency translation adjustments	106	1,017	(4,253)	2,312
Add (Deduct): Net unrealized gain (loss) on foreign exchange contracts	(188)	518	474	(178)
Comprehensive loss	$(1,817)	$(4,482)	$(17,831)	$(97,610)

15. Net Loss Per Share
Basic and diluted net loss per share is calculated based on the weighted average common shares outstanding for the period. Basic and diluted net loss per share for the three and nine months ended December 31, 2011 and 2010 is presented below:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
	(Amounts in thousands)
Basic and Diluted Net Loss Per Common Share:
Numerator:
Net loss	$(1,735)	$(6,017)	$(14,052)	$(99,744)
Denominator:
Weighted average common shares outstanding	126,451	136,661	132,389	129,338
Basic and Diluted Net Loss Per Common Share	$(0.01)	$(0.04)	$(0.11)	$(0.77)
As of December 31, 2011 and 2010, the outstanding common shares issuable presented below were excluded from diluted net loss per common share because their inclusion would have had an anti-dilutive effect.

	December 31, 2011	December 31, 2010
	(Amounts in thousands)
Anti-dilutive shares issuable
Conversion of notes	9,743	13,741
Share purchase options	3,282	3,310
Restricted share units	1,278	1,381
Contingently issuable restricted share units	315	274
Total weighted average anti-dilutive shares issuable excluded from Diluted Net Loss Per Common Share	14,618	18,706

The Company had 500,000,000 authorized common shares at December 31, 2011 and March 31, 2011. The table below outlines common shares reserved for future issuance:

	December 31, 2011	March 31, 2011
	(Amounts in thousands)
Stock options outstanding, average exercise price $9.79 (March 31, 2011 - $9.75)	3,282	3,310
Restricted share units — unvested	1,593	1,801
Share purchase options and restricted share units available for future issuance	3,474	3,683
Shares issuable upon conversion of October 2004 2.9375% Notes at conversion price of $11.50 per share	30	4,028
Shares issuable upon conversion of February 2005 3.625% Notes at conversion price of $14.28 per share	1,643	1,643
Shares issuable upon conversion of April 2009 3.625% Notes at conversion price of $8.25 per share	8,070	8,070
Shares reserved for future issuance	18,092	22,535

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

16. Accounting for Share-Based Compensation
The Company recognized the following share-based compensation expense during the three and nine months ended December 31, 2011 and 2010:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
	(Amounts in thousands)
Compensation Expense:
Stock Options	$29	$33	$89	$2,615
Restricted Share Units and Other Share-based Compensation	2,531	2,006	7,286	23,776
Stock Appreciation Rights	2,185	(1,848)	2,357	3,584
Total	$4,745	$191	$9,732	$29,975

On June 30, 2010, certain unvested equity awards of certain executive officers immediately vested as a result of the triggering of “change in control” provisions in their respective employment agreements. For purposes of the employment agreements with such executive officers, a “change in control” occurred on June 30, 2010, when a certain shareholder became the beneficial owner of 33% or more of the Company’s common shares. As a result, the Company recognized $21.9 million in additional compensation expense during the nine months ended December 31, 2010, which is included in the table above.
There was no income tax benefit recognized in the statements of operations for share-based compensation arrangements during the three and nine months ended December 31, 2011 and 2010.
During the nine months ended December 31, 2011, the Company granted 618,593 restricted share units at a weighted average grant date fair value of $6.86.
Total unrecognized compensation cost related to unvested stock options and restricted share unit awards at December 31, 2011 are $0.1 million and $6.5 million, respectively, and are expected to be recognized over a weighted average period of 0.6 and 1.5 years, respectively.
Stock Appreciation Rights
The Company has the following stock appreciation rights (“SARs”) outstanding as of December 31, 2011:

	Grant Date
	July 14, 2008	August 14, 2008	February 5, 2009	April 6, 2009	March 17, 2010	February 15, 2011
SARs outstanding	750,000	250,000	850,000	700,000	500,000	1,000,000
Vested and exercisable	750,000	250,000	850,000	700,000	500,000	666,667
Exercise price	$9.56	$11.16	$5.45	$5.17	$5.95	$6.13
Original vesting period (see below)	3 years	4 years	3 years	4 years	4 years	3 years
Expiration date	July 14, 2013	June 20, 2012	February 5, 2014	April 6, 2014	March 7, 2015	February 15, 2016
Fair Value as of December 31, 2011	$1.21	$0.19	$3.41	$3.64	$3.42	$3.60
Liability as of December 31, 2011 (in thousands)	$908	$48	$2,896	$2,549	$1,711	$3,223

At December 31, 2011, the Company has a stock-based compensation liability accrual in the amount of $11.3 million(March 31, 2011 — $6.1 million) included in accounts payable and accrued liabilities on the unaudited condensed consolidated balance sheets relating to these SARs.
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
For the nine months ended December 31, 2011, the following assumptions were used in the Black-Scholes option-pricing model:

	Grant Date
	July 14, 2008	August 14, 2008	February 5, 2009	April 6, 2009	March 17, 2010	February 15, 2011
Risk-free interest rate	0.3%	0.1%	0.3%	0.3%	0.4%	0.6%
Expected option lives (in years)	1.5 years	0.5 years	2.1 years	2.3 years	3.2 years	4.1 years
Expected volatility for options	40%	40%	40%	40%	40%	40%
Expected dividend yield	—%	—%	—%	—%	—%	—%

17. Segment Information
Accounting guidance requires the Company to make certain disclosures about each reportable segment. The Company’s reportable segments are determined based on the distinct nature of their operations and each segment is a strategic business unit that offers different products and services and is managed separately. The Company has two reportable business segments: Motion Pictures and Television Production.
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

Segmented information by business unit is as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
	(Amounts in thousands)
Segment revenues
Motion Pictures	$233,327	$326,695	$644,745	$941,125
Television Production	89,699	96,210	297,621	264,680
	$323,026	$422,905	$942,366	$1,205,805
Direct operating expenses
Motion Pictures	$134,630	$130,837	$329,401	$401,061
Television Production	67,327	73,854	218,258	199,419
	$201,957	$204,691	$547,659	$600,480
Distribution and marketing
Motion Pictures	$63,521	$146,083	$257,986	$437,524
Television Production	9,285	12,895	21,208	23,956
	$72,806	$158,978	$279,194	$461,480
Segment contribution before general and administration expenses
Motion Pictures	$35,176	$49,775	$57,358	$102,540
Television Production	13,087	9,461	58,155	41,305
	$48,263	$59,236	$115,513	$143,845
General and administration
Motion Pictures	$10,686	$11,948	$34,332	$35,587
Television Production	2,594	2,859	8,289	8,613
	$13,280	$14,807	$42,621	$44,200
Segment profit
Motion Pictures	$24,490	$37,827	$23,026	$66,953
Television Production	10,493	6,602	49,866	32,692
	$34,983	$44,429	$72,892	$99,645
Acquisition of investment in films and television programs
Motion Pictures	$56,240	$59,565	$374,619	$252,006
Television Production	62,182	47,920	177,187	169,142
	$118,422	$107,485	$551,806	$421,148
Segment contribution before general and administration expenses is defined as segment revenue less segment direct operating and distribution and marketing expenses.
Segment profit is defined as segment revenue less segment direct operating, distribution and marketing, and general and administration expenses. The reconciliation of total segment profit to the Company’s loss before income taxes is as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
	(Amounts in thousands)
Company’s total segment profit	$34,983	$44,429	$72,892	$99,645
Less:
Shared services and corporate expenses (1)	(22,521)	(21,131)	(50,530)	(90,135)
Depreciation and amortization	(688)	(1,409)	(2,603)	(4,485)
Interest expense	(17,235)	(13,363)	(51,139)	(41,735)
Interest and other income	490	329	1,860	1,082
Gain on sale of asset disposal group	—	—	10,967	—
Loss on extinguishment of debt	—	—	(967)	(14,505)
Equity interests income (loss)	3,821	(13,144)	8,325	(45,566)
Loss before income taxes	$(1,150)	$(4,289)	$(11,195)	$(95,699)

(1)
Includes share-based compensation expense of $4.7 million and $0.2 million for the three months ended December 31, 2011 and 2010, respectively, and $9.7 million and $30.0 million for the nine months ended December 31, 2011 and 2010, respectively. During the nine months ended December 31, 2010 the Company incurred $21.9 million of share-based compensation expense associated with the immediate vesting of equity awards of certain executive officers triggered by the “change in control” provisions in their respective employment agreements. Also includes charges of $3.1 million and $1.0 million associated with a shareholder activist matter in the three and nine months ended December 31, 2011, respectively, compared to charges of $7.9 million and $20.4 million for the three and nine months ended December 31, 2010, respectively. Charges associated with a shareholder activist matter in the nine months ended December 31, 2011 include a $3.9 million benefit, recorded in the quarter ended June 30, 2011, related to a negotiated settlement with a vendor of costs incurred and recorded in the prior fiscal year. The three and nine months ended December 31, 2011 also include charges relating to the acquisition of Summit Entertainment, LLC of $2.3 million.

The following table sets forth significant assets as broken down by segment and other unallocated assets as of December 31, 2011 and March 31, 2011:

	December 31, 2011			March 31, 2011
	Motion Pictures	Television Production	Total	Motion Pictures	Television Production	Total
	(Amounts in thousands)
Significant assets by segment
Accounts receivable	$209,518	$213,599	$423,117	$167,093	$163,531	$330,624
Investment in films and television programs, net	649,638	153,234	802,872	503,065	104,692	607,757
Goodwill	204,240	28,961	233,201	210,293	28,961	239,254
	$1,063,396	$395,794	$1,459,190	$880,451	$297,184	$1,177,635
Other unallocated assets (primarily cash, other assets, and equity method investments)			303,044			380,209
Total assets			$1,762,234			$1,557,844

During the nine months ended December 31, 2011, a portion of Motion Pictures goodwill, amounting to $6.1 million was allocated to the Maple Pictures asset group and included in the carrying value of the assets disposed for purposes of calculating the gain on sale of Maple Pictures (see Note 12).

Purchases of property and equipment amounted to $0.3 million and $1.5 million for the three and nine months ended December 31, 2011, respectively, and $0.3 million and $1.2 million for the three and nine months ended December 31, 2010, respectively, all primarily pertaining to purchases for the Company’s corporate headquarters.

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

The following tables present unaudited condensed consolidating financial information as of December 31, 2011 and March 31, 2011, and for the nine months ended December 31, 2011 and 2010 for (1) the Company, on a stand-alone basis, (2) LGEI, on a stand-alone basis, (3) the non-guarantor subsidiaries of the Company (including the subsidiaries of LGEI), on a combined basis (collectively, the “Non-guarantor Subsidiaries”) and (4) the Company, on a consolidated basis.

	As of
	December 31, 2011
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	Lions Gate Consolidated
	(Amounts in thousands)
BALANCE SHEET
Assets
Cash and cash equivalents	$388	$39,666	$12,797	$—	$52,851
Restricted cash	—	26,496	—	—	26,496
Accounts receivable, net	1,090	13,127	408,900	—	423,117
Investment in films and television programs, net	2	6,391	797,568	(1,089)	802,872
Property and equipment, net	—	7,725	634	—	8,359
Equity method investments	179	14,330	146,226	(816)	159,919
Goodwill	10,173	—	223,028	—	233,201
Other assets	195	46,382	8,842	—	55,419
Subsidiary investments and advances	26,533	(30,190)	(207,574)	211,231	—
	$38,560	$123,927	$1,390,421	$209,326	$1,762,234
Liabilities and Shareholders’ Equity (Deficiency)
Senior revolving credit facility	$—	$94,500	$—	$—	$94,500
Senior secured second-priority notes	—	431,334	—	—	431,334
Accounts payable and accrued liabilities	383	48,383	135,196	38	184,000
Participations and residuals	186	3,411	276,377	340	280,314
Film obligations and production loans	72	—	463,309	—	463,381
Convertible senior subordinated notes and other financing obligations	—	67,622	3,718	—	71,340
Deferred revenue	—	17,831	182,415	(800)	199,446
Shareholders’ equity (deficiency)	37,919	(539,154)	329,406	209,748	37,919
	$38,560	$123,927	$1,390,421	$209,326	$1,762,234

	Nine Months Ended
	December 31, 2011
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	Lions Gate Consolidated
		(Amounts in thousands)
STATEMENT OF OPERATIONS
Revenues	$—	$23,815	$940,847	$(22,296)	$942,366
EXPENSES:
Direct operating	449	(153)	552,073	(4,710)	547,659
Distribution and marketing	(1)	(11)	279,302	(96)	279,194
General and administration	5,853	44,318	43,164	(184)	93,151
Gain on sale of asset disposal group	(10,967)	—	—	—	(10,967)
Depreciation and amortization	—	2,205	398	—	2,603
Total expenses	(4,666)	46,359	874,937	(4,990)	911,640
OPERATING INCOME (LOSS)	4,666	(22,544)	65,910	(17,306)	30,726
Other expenses (income):
Interest expense	—	46,927	4,995	(783)	51,139
Interest and other income	(74)	(2,214)	(355)	783	(1,860)
Loss on extinguishment of debt	—	967	—	—	967
Total other expenses (income)	(74)	45,680	4,640	—	50,246
INCOME (LOSS) BEFORE EQUITY INTERESTS AND INCOME TAXES	4,740	(68,224)	61,270	(17,306)	(19,520)
Equity interests income (loss)	(18,869)	48,922	12,998	(34,726)	8,325
INCOME (LOSS) BEFORE INCOME TAXES	(14,129)	(19,302)	74,268	(52,032)	(11,195)
Income tax provision (benefit)	(77)	1,526	1,408	—	2,857
NET INCOME (LOSS)	$(14,052)	$(20,828)	$72,860	$(52,032)	$(14,052)

	Nine Months Ended
	December 31, 2011
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	Lions Gate Consolidated
			(Amounts in thousands)
STATEMENT OF CASH FLOWS
NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	$71,098	$(134,559)	$(148,391)	$—	$(211,852)
INVESTING ACTIVITIES:
Proceeds from the sale of asset disposal group, net of transaction costs and cash disposed of $3,943 (see Note 12)	9,119	—	—	—	9,119
Investment in equity method investees	(1,030)	—	—	—	(1,030)
Increase in loan receivables	—	(1,500)	—	—	(1,500)
Purchases of property and equipment	—	(1,520)	(29)	—	(1,549)
NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	8,089	(3,020)	(29)	—	5,040
FINANCING ACTIVITIES:
Exercise of stock options	151	—	—	—	151
Tax withholding requirements on equity awards	(2,630)	—	—	—	(2,630)
Repurchase of common shares	(77,088)	—	—	—	(77,088)
Borrowings under senior revolving credit facility	—	263,650	—	—	263,650
Repayments of borrowings under senior revolving credit facility	—	(238,900)	—	—	(238,900)
Borrowings under individual production loans	—	—	198,148	—	198,148
Repayment of individual production loans	—	—	(133,998)	—	(133,998)
Production loan borrowings under film credit facility	—	—	43,714	—	43,714
Production loan repayments under film credit facility	—	—	(23,518)	—	(23,518)
Change in restricted cash collateral associated with financing activities	—	—	—	—	—
Proceeds from sale of senior secured second-priority notes, net of deferred financing costs	—	201,955	—	—	201,955
Repurchase of senior secured second-priority notes	—	(9,852)	—	—	(9,852)
Repurchase of convertible senior subordinated notes	—	(46,059)	—	—	(46,059)
NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	(79,567)	170,794	84,346	—	175,573
NET CHANGE IN CASH AND CASH EQUIVALENTS	(380)	33,215	(64,074)	—	(31,239)
FOREIGN EXCHANGE EFFECTS ON CASH	(27)	—	(2,302)	—	(2,329)
CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	795	6,451	79,173	—	86,419
CASH AND CASH EQUIVALENTS — END OF PERIOD	$388	$39,666	$12,797	$—	$52,851

	As of
	March 31, 2011
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	Lions Gate Consolidated
	(Amounts in thousands)
BALANCE SHEET
Assets
Cash and cash equivalents	$795	$6,451	$79,173	$—	$86,419
Restricted cash	13,992	29,466	—	—	43,458
Accounts receivable, net	494	4,237	325,893	—	330,624
Investment in films and television programs, net	12	6,391	603,264	(1,910)	607,757
Property and equipment, net	—	8,292	797	—	9,089
Equity method investments	1,123	17,052	132,410	—	150,585
Goodwill	10,173	—	229,081	—	239,254
Other assets	458	34,214	11,650	—	46,322
Assets held for sale	—	—	44,336	—	44,336
Subsidiary investments and advances	102,680	(171,895)	(229,913)	299,128	—
	$129,727	$(65,792)	$1,196,691	$297,218	$1,557,844
Liabilities and Shareholders’ Equity (Deficiency)
Senior revolving credit facility	$—	$69,750	$—	$—	$69,750
Senior secured second-priority notes	—	226,331	—	—	226,331
Accounts payable and accrued liabilities	1,910	52,035	177,031	13	230,989
Participations and residuals	195	11,093	286,290	(96)	297,482
Film obligations and production loans	76	—	326,364	—	326,440
Convertible senior subordinated notes and other financing obligations	—	107,255	3,718	—	110,973
Deferred revenue	—	134	150,803	—	150,937
Liabilities held for sale	—	—	17,396	—	17,396
Shareholders’ equity (deficiency)	127,546	(532,390)	235,089	297,301	127,546
	$129,727	$(65,792)	$1,196,691	$297,218	$1,557,844

	Nine Months Ended
	December 31, 2010
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	Lions Gate Consolidated
	(Amounts in thousands)
STATEMENT OF OPERATIONS
Revenues	$—	$17,428	$1,205,101	$(16,724)	$1,205,805
EXPENSES:
Direct operating	—	1,109	626,332	(26,961)	600,480
Distribution and marketing	—	737	460,773	(30)	461,480
General and administration	19,389	70,567	44,514	(135)	134,335
Depreciation and amortization	—	2,764	1,721	—	4,485
Total expenses	19,389	75,177	1,133,340	(27,126)	1,200,780
OPERATING INCOME (LOSS)	(19,389)	(57,749)	71,761	10,402	5,025
Other expenses (income):
Interest expense	—	39,162	3,131	(558)	41,735
Interest and other income	(129)	(1,030)	(481)	558	(1,082)
Loss on extinguishment of debt	—	14,505	—	—	14,505
Total other expenses (income)	(129)	52,637	2,650	—	55,158
INCOME (LOSS) BEFORE EQUITY INTERESTS AND INCOME TAXES	(19,260)	(110,386)	69,111	10,402	(50,133)
Equity interests income (loss)	(80,484)	4,601	(44,704)	75,021	(45,566)
INCOME (LOSS) BEFORE INCOME TAXES	(99,744)	(105,785)	24,407	85,423	(95,699)
Income tax provision	—	2,027	2,018	—	4,045
NET INCOME (LOSS)	$(99,744)	$(107,812)	$22,389	$85,423	$(99,744)

	Nine Months Ended
	December 31, 2010
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	Lions Gate Consolidated
	(Amounts in thousands)
STATEMENT OF CASH FLOWS
NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	$15,365	$(208,795)	$77,794	$—	$(115,636)
INVESTING ACTIVITIES:
Purchases of restricted investments	—	(13,993)	—	—	(13,993)
Proceeds from the sale of restricted investments	—	20,989	—	—	20,989
Buy-out of the earn-out associated with the acquisition of Debmar-Mercury, LLC	—	—	(15,000)	—	(15,000)
Investment in equity method investees	(2,000)	—	(22,677)	—	(24,677)
Repayment of loans receivable	—	—	8,113	—	8,113
Purchases of property and equipment	—	(598)	(589)	—	(1,187)
NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	(2,000)	6,398	(30,153)	—	(25,755)
FINANCING ACTIVITIES:
Tax withholding requirements on equity awards	(12,919)	—	—	—	(12,919)
Borrowings under senior revolving credit facility	—	481,750	—	—	481,750
Repayments of borrowings under senior revolving credit facility	—	(274,500)	—	—	(274,500)
Borrowings under individual production loans	—	—	100,203	—	100,203
Repayment of individual production loans	—	—	(143,297)	—	(143,297)
Production loan borrowings under film credit facility	—	—	17,721	—	17,721
Production loan repayments under film credit facility	—	—	(31,507)	—	(31,507)
Change in restricted cash collateral associated with financing activities	—	—	3,087	—	3,087
NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	(12,919)	207,250	(53,793)	—	140,538
NET CHANGE IN CASH AND CASH EQUIVALENTS	446	4,853	(6,152)	—	(853)
FOREIGN EXCHANGE EFFECTS ON CASH	33	—	1,156	—	1,189
CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	814	3,059	65,369	—	69,242
CASH AND CASH EQUIVALENTS — END OF PERIOD	$1,293	$7,912	$60,373	$—	$69,578

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
The Company has agreed to make available to the trustee and the holders of the Senior Notes the following tables which present unaudited condensed consolidating financial information as of December 31, 2011 and March 31, 2011, and for the nine months ended December 31, 2011 and 2010 for (1) the Company, on a stand-alone basis, (2) LGEI, on a stand-alone basis, (3) the guarantor subsidiaries of the Company (including the subsidiaries of LGEI), on a combined basis (4) the non-guarantor subsidiaries of the Company (including the subsidiaries of LGEI), on a combined basis and (5) the Company, on a consolidated basis.

	As of
	December 31, 2011
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.
			Other Subsidiaries		Consolidating Adjustments	Lions Gate Consolidated
			Guarantors	Non-guarantors
	(Amounts in thousands)
BALANCE SHEET
Assets
Cash and cash equivalents	$388	$39,666	$2,810	$9,987	$—	$52,851
Restricted cash	—	26,496	—	—	—	26,496
Accounts receivable, net	1,090	13,127	375,214	33,686	—	423,117
Investment in films and television programs, net	2	6,391	717,346	81,537	(2,404)	802,872
Property and equipment, net	—	7,725	126	508	—	8,359
Equity method investments	179	14,330	35,782	112,256	(2,628)	159,919
Goodwill	10,173	—	192,830	30,198	—	233,201
Other assets	195	46,382	7,529	1,313	—	55,419
Subsidiary investments and advances	26,533	(30,190)	(72,356)	(142,260)	218,273	—
	$38,560	$123,927	$1,259,281	$127,225	$213,241	$1,762,234
Liabilities and Shareholders’ Equity (Deficiency)
Senior revolving credit facility	$—	$94,500	$—	$—	$—	$94,500
Senior secured second-priority notes	—	431,334	—	—	—	431,334
Accounts payable and accrued liabilities	383	48,383	110,711	24,485	38	184,000
Participations and residuals	186	3,411	252,872	23,954	(109)	280,314
Film obligations and production loans	72	—	444,083	19,226	—	463,381
Convertible senior subordinated notes and other financing obligations	—	67,622	3,718	—	—	71,340
Deferred revenue	—	17,831	177,954	4,461	(800)	199,446
Shareholders’ equity (deficiency)	37,919	(539,154)	269,943	55,099	214,112	37,919
	$38,560	$123,927	$1,259,281	$127,225	$213,241	$1,762,234

	Nine Months Ended
	December 31, 2011
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.
			Other Subsidiaries		Consolidating Adjustments	Lions Gate Consolidated
			Guarantors	Non-guarantors
	(Amounts in thousands)
STATEMENT OF OPERATIONS
Revenues	$—	$23,815	$850,186	$100,650	$(32,285)	$942,366
EXPENSES:
Direct operating	449	(153)	502,775	60,623	(16,035)	547,659
Distribution and marketing	(1)	(11)	235,383	43,919	(96)	279,194
General and administration	5,853	44,318	34,900	8,264	(184)	93,151
Gain on sale of asset disposal group	(10,967)	—	—	—	—	(10,967)
Depreciation and amortization	—	2,205	140	258	—	2,603
Total expenses	(4,666)	46,359	773,198	113,064	(16,315)	911,640
OPERATING INCOME (LOSS)	4,666	(22,544)	76,988	(12,414)	(15,970)	30,726
Other expenses (income):
Interest expense	—	46,927	4,074	921	(783)	51,139
Interest and other income	(74)	(2,214)	(218)	(137)	783	(1,860)
Loss on extinguishment of debt	—	967	—	—	—	967
Total other expenses (income)	(74)	45,680	3,856	784	—	50,246
INCOME (LOSS) BEFORE EQUITY INTERESTS AND INCOME TAXES	4,740	(68,224)	73,132	(13,198)	(15,970)	(19,520)
Equity interests income (loss)	(18,869)	48,922	18,377	(5,259)	(34,846)	8,325
INCOME (LOSS) BEFORE INCOME TAXES	(14,129)	(19,302)	91,509	(18,457)	(50,816)	(11,195)
Income tax provision (benefit)	(77)	1,526	1,119	289	—	2,857
NET INCOME (LOSS)	$(14,052)	$(20,828)	$90,390	$(18,746)	$(50,816)	$(14,052)

	Nine Months Ended
	December 31, 2011
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.
			Other Subsidiaries		Consolidating Adjustments	Lions Gate Consolidated
			Guarantors	Non-guarantors
	(Amounts in thousands)
STATEMENT OF CASH FLOWS
NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	$71,098	$(134,559)	$(84,234)	$(64,157)	$—	$(211,852)
INVESTING ACTIVITIES:
Proceeds from the sale of asset disposal group, net of transaction costs and cash disposed of $3,943 (see Note 12)	9,119	—	—	—	—	9,119
Investment in equity method investees	(1,030)	—	—	—	—	(1,030)
Increase in loan receivables	—	(1,500)	—	—	—	(1,500)
Purchases of property and equipment	—	(1,520)	—	(29)	—	(1,549)
NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	8,089	(3,020)	—	(29)	—	5,040
FINANCING ACTIVITIES:
Exercise of stock options	151	—	—		—	151
Tax withholding requirements on equity awards	(2,630)	—	—	—	—	(2,630)
Repurchase of common shares	(77,088)					(77,088)
Borrowings under senior revolving credit facility	—	263,650	—	—	—	263,650
Repayments of borrowings under senior revolving credit facility	—	(238,900)	—	—	—	(238,900)
Borrowings under individual production loans	—	—	193,786	4,362	—	198,148
Repayment of individual production loans	—	—	(127,634)	(6,364)	—	(133,998)
Production loan borrowings under film credit facility	—	—	43,714	—	—	43,714
Production loan repayments under film credit facility	—	—	(23,518)	—	—	(23,518)
Change in restricted cash collateral associated with financing activities	—	—	—	—	—	—
Proceeds from sale of senior secured second-priority notes, net of deferred financing costs	—	201,955	—	—	—	201,955
Repurchase of senior secured second-priority notes	—	(9,852)	—	—	—	(9,852)
Repurchase of convertible senior subordinated notes	—	(46,059)	—	—	—	(46,059)
NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	(79,567)	170,794	86,348	(2,002)	—	175,573
NET CHANGE IN CASH AND CASH EQUIVALENTS	(380)	33,215	2,114	(66,188)	—	(31,239)
FOREIGN EXCHANGE EFFECTS ON CASH	(27)	—	—	(2,302)	—	(2,329)
CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	795	6,451	696	78,477	—	86,419
CASH AND CASH EQUIVALENTS — END OF PERIOD	$388	$39,666	$2,810	$9,987	$—	$52,851

	As of
	March 31, 2011
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.
			Other Subsidiaries		Consolidating Adjustments	Lions Gate Consolidated
			Guarantors	Non-guarantors
	(Amounts in thousands)
BALANCE SHEET
Assets
Cash and cash equivalents	$795	$6,451	$696	$78,477	$—	$86,419
Restricted cash	13,992	29,466	—	—	—	43,458
Accounts receivable, net	494	4,237	292,860	33,033	—	330,624
Investment in films and television programs, net	12	6,391	513,505	89,137	(1,288)	607,757
Property and equipment, net	—	8,292	189	608	—	9,089
Equity method investments	1,123	17,052	17,405	117,514	(2,509)	150,585
Goodwill	10,173	—	198,883	30,198	—	239,254
Other assets	458	34,214	10,658	992	—	46,322
Assets held for sale	—	—	—	44,336	—	44,336
Subsidiary investments and advances	102,680	(171,895)	(28,053)	(199,205)	296,473	—
	$129,727	$(65,792)	$1,006,143	$195,090	$292,676	$1,557,844
Liabilities and Shareholders’ Equity (Deficiency)
Senior revolving credit facility	$—	$69,750	$—	$—	$—	$69,750
Senior secured second-priority notes	—	226,331	—	—	—	226,331
Accounts payable and accrued liabilities	1,910	52,035	141,715	35,288	41	230,989
Participations and residuals	195	11,093	264,320	21,973	(99)	297,482
Film obligations and production loans	76	—	308,744	17,620	—	326,440
Convertible senior subordinated notes and other financing obligations	—	107,255	3,718	—	—	110,973
Deferred revenue	—	134	123,696	27,107	—	150,937
Liabilities held for sale	—	—	—	17,396	—	17,396
Shareholders’ equity (deficiency)	127,546	(532,390)	163,950	75,706	292,734	127,546
	$129,727	$(65,792)	$1,006,143	$195,090	$292,676	$1,557,844

	Nine Months Ended
	December 31, 2010
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.
			Other Subsidiaries		Consolidating Adjustments	Lions Gate Consolidated
			Guarantors	Non-guarantors
			(Amounts in thousands)
STATEMENT OF OPERATIONS
Revenues	$—	$17,428	$1,087,408	$148,821	$(47,852)	$1,205,805
EXPENSES:
Direct operating	—	1,109	577,800	66,703	(45,132)	600,480
Distribution and marketing	—	737	398,683	62,090	(30)	461,480
General and administration	19,389	70,567	33,589	10,922	(132)	134,335
Depreciation and amortization	—	2,764	1,107	614	—	4,485
Total expenses	19,389	75,177	1,011,179	140,329	(45,294)	1,200,780
OPERATING INCOME (LOSS)	(19,389)	(57,749)	76,229	8,492	(2,558)	5,025
Other expenses (income):
Interest expense	—	39,162	2,504	627	(558)	41,735
Interest and other income	(129)	(1,030)	(363)	(118)	558	(1,082)
Loss on extinguishment of debt	—	14,505	—	—	—	14,505
Total other expenses (income)	(129)	52,637	2,141	509	—	55,158
INCOME (LOSS) BEFORE EQUITY INTERESTS AND INCOME TAXES	(19,260)	(110,386)	74,088	7,983	(2,558)	(50,133)
Equity interests income (loss)	(80,484)	4,601	(44,439)	(265)	75,021	(45,566)
INCOME (LOSS) BEFORE INCOME TAXES	(99,744)	(105,785)	29,649	7,718	72,463	(95,699)
Income tax provision (benefit)	—	2,027	1,370	648	—	4,045
NET INCOME (LOSS)	$(99,744)	$(107,812)	$28,279	$7,070	$72,463	$(99,744)

	Nine Months Ended
	December 31, 2010
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.
			Other Subsidiaries		Consolidating Adjustments	Lions Gate Consolidated
			Guarantors	Non-guarantors
			(Amounts in thousands)
STATEMENT OF CASH FLOWS
NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	$15,365	$(208,795)	$73,459	$4,335	$—	$(115,636)
INVESTING ACTIVITIES:
Purchases of restricted investments	—	(13,993)	—	—	—	(13,993)
Proceeds from the sale of restricted investments	—	20,989	—	—	—	20,989
Buy-out of the earn-out associated with the acquisition of Debmar-Mercury, LLC	—	—	(15,000)	—	—	(15,000)
Investment in equity method investees	(2,000)	—	(22,677)	—	—	(24,677)
Repayment of loans receivable	—	—	8,113	—	—	8,113
Purchases of property and equipment	—	(598)	(426)	(163)	—	(1,187)
NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	(2,000)	6,398	(29,990)	(163)	—	(25,755)
FINANCING ACTIVITIES:
Tax withholding requirements on equity awards	(12,919)	—	—	—	—	(12,919)
Borrowings under senior revolving credit facility	—	481,750	—	—	—	481,750
Repayments of borrowings under senior revolving credit facility	—	(274,500)	—	—	—	(274,500)
Borrowings under individual production loans	—	—	99,625	578	—	100,203
Repayment of individual production loans	—	—	(139,543)	(3,754)	—	(143,297)
Production loan borrowings under film credit facility	—	—	17,721	—	—	17,721
Production loan repayments under film credit facility	—	—	(31,507)	—	—	(31,507)
Change in restricted cash collateral associated with financing activities	—	—	3,087	—	—	3,087
NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	(12,919)	207,250	(50,617)	(3,176)	—	140,538
NET CHANGE IN CASH AND CASH EQUIVALENTS	446	4,853	(7,148)	996	—	(853)
FOREIGN EXCHANGE EFFECTS ON CASH	33	—	—	1,156	—	1,189
CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	814	3,059	8,152	57,217	—	69,242
CASH AND CASH EQUIVALENTS — END OF PERIOD	$1,293	$7,912	$1,004	$59,369	$—	$69,578

21. Subsequent Events (Unaudited)
Convertible Senior Subordinated Notes Issuance. On January 11, 2012, LGEI sold $45.0 million in aggregate principal amount of 4.00% Convertible Senior Subordinated Notes with a maturity date of January 11, 2017 (the "January 2012 Notes"). The proceeds were used to fund a portion of the acquisition of Summit Entertainment, LLC discussed below. Interest on the January 2012 Notes is payable semi-annually on January 15 and July 15 of each year, commencing on July 15, 2012. The January 2012 Notes are convertible into common shares of the Company at any time prior to maturity or repurchase by the Company, at an initial conversion price of approximately $10.50 per share, subject to adjustment in certain circumstances as specified in the Indenture.
Acquisition of Summit Entertainment, LLC. On January 13, 2012, the Company purchased all of the membership interests in Summit Entertainment, LLC (“Summit”), a worldwide independent film producer and distributor. The aggregate purchase price was approximately $413.7 million, which consisted of $343.5 million in cash paid at closing, 5,837,781 in the Company's common shares paid at closing (a part of which are included in escrow for indemnification purposes), and an additional $20.0 million of cash or the Company's common shares (based on a common share price of $8.39 per share) to be paid or issued, at the Company's option, within 60 days of the date of the transaction. Of the cash portion of the purchase price, approximately $284.4 million was funded with cash on the balance sheet of Summit. The value assigned to the shares for purposes of recording the acquisition was $50.2 million and was based on the closing price of the Company’s common shares on the date of closing of the acquisition. Additionally, the Company may be obligated to pay additional cash consideration of up to $7.5 million pursuant to the purchase agreement, should the domestic theatrical receipts from certain films meet certain target performance thresholds.
In addition, on the date of the close, Summit's existing term loan of $508.0 million was paid off with cash from Lionsgate and the net proceeds of $476.2 million, after fees and expenses, from a new term loan to Summit with a principal amount of $500.0 million, maturing on September 7, 2016 (the "Term Loan"). The Term Loan is secured by collateral of the Summit assets. The Term Loan is repayable in quarterly installments equal to $13.75 million, with the balance payable on the final maturity date. The Term Loan is also repayable periodically to the extent of the excess cash flow, as defined, generated by Summit and its subsidiaries. The Term Loan bears interest by reference to a base rate or the LIBOR rate, in either case plus an applicable margin of 5.00% in the case of base rate loans and 6.00% in the case of LIBOR loans.

The acquisition will be accounted for as a purchase, with the results of operations of Summit included in the Company's consolidated results from January 13, 2012. The following unaudited pro forma condensed consolidated statements of operations presented below illustrate the results of operations of the Company as if the acquisition of Summit as described above and the issuance of the $45.0 million Convertible Senior Subordinated Notes occurred on April 1, 2010. The information below is based on a preliminary estimate of the purchase price allocation to the assets and liabilities acquired. The purchase price allocation is subject to revision, as more detailed analysis of investment in films and intangible assets is completed and additional information on the fair value of assets and liabilities becomes available, including receipts of final appraisals of the net assets acquired. A change in the fair value of the net assets of Summit may change the amount of the purchase price allocable to goodwill, and could impact the amounts of amortization expense included in the pro forma statement of operations information shown below. The statement of operations information below includes the statement of operations of Summit for the nine months ended September 30, 2011 and 2010 combined with the Company's statement of operations for the nine months ended December 31, 2011 and 2010.

	Nine Months Ended	Nine Months Ended
	December 31, 2011	December 31, 2010
	(Amounts in thousands, except per share amounts)
Revenues	$1,273,655	$2,011,114
Operating income	$41,975	$202,544
Net income (loss)	$(27,558)	$83,266
Basic Net Income (Loss) Per Common Share	$(0.20)	$0.62
Diluted Net Income (Loss) Per Common Share	$(0.20)	$0.61
Weighted average number of common shares outstanding - Basic	138,227	135,176
Weighted average number of common shares outstanding - Diluted	138,227	148,396
The unaudited pro forma condensed consolidated statements of operations do not include any adjustments for any restructuring activities, operating efficiencies or cost savings.

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
Revenues
Our revenues are derived from the Motion Pictures and Television Production segments, as described below. Our revenues are derived from the U.S., Canada, the United Kingdom, Australia and other foreign countries; none of the non-U.S. countries individually comprised greater than 10% of total revenues for the three and nine months ended December 31, 2011 and 2010.
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
Home Entertainment revenues includes revenues from our own film and television productions and acquired or licensed films, including theatrical and direct-to-video releases, generated from the sale to retail stores and through digital media platforms. In addition, we have revenue sharing arrangements with certain rental stores which generally provide that in exchange for a nominal or no upfront sales price, we share in the rental revenues generated by each such store on a title-by-title basis. We categorized our Home Entertainment revenue as follows:

•	Packaged media revenue: Packaged media revenue consists of the sale or rental of DVDs and Blu-ray devices.

•	Electronic media revenue: Electronic media revenue consists of revenues generated from electronic sell-through or “EST”, digital rental, pay-per-view and video-on-demand platforms.
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
Recent Developments

Acquisition of Summit Entertainment, LLC. On January 13, 2012, the Company purchased all of the membership interests in Summit Entertainment, LLC (“Summit”), a worldwide independent film producer and distributor. The aggregate purchase price was approximately $413.7 million, which consisted of $343.5 million in cash paid at closing, 5,837,781 in the Company's common shares paid at closing (a part of which are included in escrow for indemnification purposes), and an additional $20.0 million of cash or the Company's common shares (based on a common share price of $8.39 per share) to be paid or issued, at the Company's option, within 60 days of the date of the transaction. Of the cash portion of the purchase price, approximately $284.4 million was funded with cash on the balance sheet of Summit. The value assigned to the shares for purposes of recording the acquisition was $50.2 million and was based on the closing price of the Company’s common shares on the date of closing of the acquisition. Additionally, the Company may be obligated to pay additional cash consideration of up to $7.5 million pursuant to the purchase agreement, should the domestic theatrical receipts from certain films meet certain target performance thresholds.
In addition, on the date of the close, Summit's existing term loan of $508.0 million was paid off with cash from Lionsgate and the net proceeds of $476.2 million, after fees and expenses, from a new term loan to Summit with a principal amount of $500.0 million, maturing on September 7, 2016 (the "Term Loan"). The Term Loan is secured by collateral of the Summit assets. The Term Loan is repayable in quarterly installments equal to $13.75 million, with the balance payable on the final maturity date. The Term Loan is also repayable periodically to the extent of the excess cash flow, as defined, generated by Summit and its subsidiaries. The Term Loan bears interest by reference to a base rate or the LIBOR rate, in either case plus an applicable margin of 5.00% in the case of base rate loans and 6.00% in the case of LIBOR loans.
Convertible Senior Subordinated Notes Issuance. On January 11, 2012, LGEI sold $45.0 million in aggregate principal amount of 4.00% Convertible Senior Subordinated Notes with a maturity date of January 11, 2017 (the "January 2012 Notes"). The proceeds were used to fund a portion of the acquisition of Summit discussed above. Interest on the January 2012 Notes is payable semi-annually on January 15 and July 15 of each year, commencing on July 15, 2012. The January 2012 Notes are convertible into common shares of the Company at any time prior to maturity or repurchase by the Company, at an initial conversion price of approximately $10.50 per share, subject to adjustment in certain circumstances as specified in the Indenture.
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
Sale of Maple Pictures. On August 10, 2011, the Company sold its interest in Maple Pictures Corp. (“Maple Pictures”) to Alliance Films Holdings Inc. (“Alliance”), a leading Canadian producer and distributor of motion pictures, television programming and home entertainment. The sales price was approximately $35.3 million, net of a working capital adjustment. Alliance is now responsible for all of Maple Pictures’ distribution, including Maple Pictures’ exclusive five-year output deal for Canadian distribution of the Company’s new motion picture and second window television product and Maple Pictures’ exclusive long-term arrangement for distribution of Canadian rights of the Company’s filmed entertainment library (i.e., distribution rights). The sales price was allocated between the fair value of the distribution rights and the fair value of Maple Pictures exclusive of the distribution rights. The fair value of the distribution rights of $17.8 million was recorded as deferred revenue and will be recognized as revenue by the Company as the revenues are earned pursuant to the distribution rights. The sales proceeds less the fair value of the distribution rights constitutes the proceeds allocated to the sale of Maple Pictures exclusive of the distribution rights. The fair value of the distribution rights was determined based on an estimate of the cash flows to be generated by Alliance pursuant to the distribution agreements, discounted at risk-adjusted discount rates of the film categories between 10% and 11%.
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
Repurchase and Sale of a Portion of the Senior Secured Second-Priority Notes. In August 2011, a subsidiary of LGEI paid $9.9 million to repurchase $10.0 million of aggregate principal amount (carrying value — $9.9 million) of the Senior Notes. The Company recorded a loss on extinguishment in the quarter ended December 31, 2011 of $0.4 million, which includes $0.5 million of deferred financing costs written off. In September 2011, in connection with the common shares repurchased as discussed in Note 15 to our consolidated financial statements, LGEI resold such Senior Notes at 99.0% of the $10.0 million face amount therof, plus accrued interest thereon from May 1, 2011, resulting in gross proceeds of approximately $10.2 million.
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
Sales Returns Allowance. Revenues are recorded net of estimated returns and other allowances. We estimate reserves for DVD/Blu-ray returns based on previous returns experience, point-of-sale data available from certain retailers, current economic trends, and projected future sales of the title to the consumer based on the actual performance of similar titles on a title-by-title basis in each of the DVD/Blu-ray businesses. Factors affecting actual returns include, among other factors, limited retail shelf space at various times of the year, success of advertising or other sales promotions, and the near term release of competing titles. We believe that our estimates have been materially accurate in the past; however, due to the judgment involved in establishing reserves, we may have adjustments to our historical estimates in the future. Our estimate of future returns affects reported revenue and operating income. If we underestimate the impact of future returns in a particular period, then we may record less revenue in later periods when returns exceed the estimated amounts. If we overestimate the impact of future returns in a particular period, then we may record additional revenue in later periods when returns are less than estimated. An incremental change of 1% in our estimated sales returns rate (i.e., provisions for returns divided by gross sales of related product) for home entertainment products would have had an impact of approximately $2.3 million and $4.3 million on our total revenue in the three and nine months ended December 31, 2011, respectively.
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
Income Taxes. We are subject to federal and state income taxes in the U.S., and in several foreign jurisdictions. We record deferred tax assets, net of applicable reserves, related to net operating loss carryforwards and certain temporary differences. We recognize a future tax benefit to the extent that realization of such benefit is more likely than not or a valuation allowance is applied. In order to realize the benefit of our deferred tax assets we will need to generate sufficient taxable income in the future. Because of our historical operating losses, we have provided a full valuation allowance against our net deferred tax assets. However, the assessment as to whether there will be sufficient taxable income to realize our net deferred tax assets is an estimate which could change in the future depending primarily upon the actual performance of our Company. When we have a history of profitable operations sufficient to demonstrate that it is more likely than not that our deferred tax assets will be realized, the valuation allowance or a portion of the valuation allowance will be reversed and reflected as a benefit in the income tax provision. After that, we will be required to continually evaluate the more likely than not assessment that our net deferred tax assets will be realized, and if operating results deteriorate, we may need to reestablish all or a portion of the valuation allowance through a charge to our income tax provision.
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
Convertible Senior Subordinated Notes. We account for our convertible senior subordinated notes by separating the liability and equity components. The liability component is recorded at the date of issuance based on its fair value which is generally determined in a manner that will reflect an interest cost equal to our nonconvertible debt borrowing rate at the convertible senior subordinated notes issuance date. The amount of the proceeds, less the amount recorded as the liability component, is recorded as an addition to shareholders’ equity reflecting the equity component (i.e., conversion feature). The difference between the principal amount and the amount recorded as the liability component represents the debt discount. The carrying amount of the liability is accreted up to the principal amount through the amortization of the discount, using the effective interest method, to interest expense over the expected life of the note. The determination of the fair value of the liability component is an estimate dependent on a number of factors, including estimates of market rates for similar nonconvertible debt instruments at the date of issuance. A higher value attributable to the liability component results in a lower value attributed to the equity component and therefore a smaller discount amount and lower interest cost as a result of amortization of the smaller discount. A lower value attributable to the liability component results in a higher value attributed to the equity component and therefore a larger discount amount and higher interest cost as a result of amortization of the larger discount.
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
Recent Accounting Pronouncements
We intend to early adopt Accounting Standards Update ("ASU") No. 2011-08 “Testing Goodwill for Impairment” for the fiscal year ending March 31, 2012. ASU 2011-08 simplifies how entities test goodwill for impairment and permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. ASU 2011-08 would have been effective for the Company's fiscal year beginning April 1, 2012, if not for the early adoption. The adoption of ASU 2011-08 is not expected to have a significant impact on our consolidated financial statements.
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

Results of Operations
Three Months Ended December 31, 2011 Compared to Three Months Ended December 31, 2010
The following table sets forth the components of consolidated revenue by segment for the three months ended December 31, 2011 and 2010:

	Three Months Ended	Three Months Ended	Increase (Decrease)
	December 31, 2011	December 31, 2010	Amount	Percent
		(Amounts in millions)
Consolidated Revenue
Motion Pictures	$233.3	$326.7	$(93.4)	(28.6)%
Television Production	89.7	96.2	(6.5)	(6.8)%
	$323.0	$422.9	$(99.9)	(23.6)%
Our largest component of revenue comes from home entertainment. The following table sets forth total home entertainment revenue for both the Motion Pictures and Television Production reporting segments for the three months ended December 31, 2011 and 2010:

	Three Months Ended	Three Months Ended	Increase (Decrease)
	December 31, 2011	December 31, 2010	Amount	Percent
		(Amounts in millions)
Home Entertainment Revenue (1)
Motion Pictures	$128.9	$181.0	$(52.1)	(28.8)%
Television Production	34.0	16.3	17.7	108.6%
	$162.9	$197.3	$(34.4)	(17.4)%

(1)	See reclassification footnote under the table in the Motion Pictures Revenue discussion below.

Motion Pictures Revenue
The following table sets forth the components of revenue and the changes in these components for the motion pictures reporting segment for the three-month periods ended December 31, 2011 and 2010:

	Three Months Ended	Three Months Ended	Increase (Decrease)
	December 31, 2011	December 31, 2010	Amount	Percent
	(Amounts in millions)
Motion Pictures (1)
Theatrical	$8.4	$53.8	$(45.4)	(84.4)%
Home Entertainment (2)	128.9	181.0	(52.1)	(28.8)%
Television (2)	22.6	26.8	(4.2)	(15.7)%
International	14.6	21.4	(6.8)	(31.8)%
Lionsgate UK	16.6	30.0	(13.4)	(44.7)%
Mandate Pictures	40.1	11.3	28.8	254.9%
Other	2.1	2.4	(0.3)	(12.5)%
	$233.3	$326.7	$(93.4)	(28.6)%

(1)	For the three months ended December 31, 2010, motion pictures revenue includes Maple Pictures revenue of $25.0 million. Due to the August 10, 2011 sale of Maple Pictures to Alliance, subsequent to August 10, 2011, revenue generated pursuant to the distribution agreements with Alliance has been recorded net of fees and expenses.

(2)
For the three months ended December 31, 2011, pay-per-view and video-on-demand revenue is included in Home Entertainment revenue rather than Television revenue in order to be consistent with the way management currently categorizes and analyzes those media types. For the three months ended December 31, 2010, $22.9 million of pay-per-view and video-on-demand revenue was reclassified from Television revenue to Home Entertainment revenue to be consistent with the current period presentation.

Motion Pictures — Theatrical Revenue
The following table sets forth the titles contributing significant theatrical revenue by fiscal years theatrical slate and the month of their release for the three-month periods ended December 31, 2011 and 2010:

Three Months Ended December 31,
2011		2010
	Theatrical Release Date		Theatrical Release Date
Fiscal 2012 Theatrical Slate:		Fiscal 2011 Theatrical Slate:
Abduction	September 2011	For Colored Girls	November 2010
Direct-to-DVD, acquired and licensed brands, acquired library & other:		The Next Three Days	November 2010
Margin Call (released by Roadside Attractions)	October 2011	Saw 3D	October 2010
		Alpha and Omega	September 2010
Theatrical revenue of $8.4 million decreased $45.4 million, or 84.4%, in the quarter ended December 31, 2011 as compared to the quarter ended December 31, 2010. The decrease in theatrical revenue in the quarter ended December 31, 2011 as compared to the quarter ended December 31, 2010 is due to no theatrical releases in the quarter ended December 31, 2011, as compared to four theatrical releases in the quarter ended December 31, 2010.

Motion Pictures — Home Entertainment Revenue
The following table sets forth the titles contributing significant motion pictures home entertainment revenue for the three-month periods ended December 31, 2011 and 2010:

Three Months Ended December 31,
2011		2010
	DVD Release Date		DVD Release Date
Fiscal 2012 Theatrical Slate:		Fiscal 2011 Theatrical Slate:
Warrior	December 2011	The Expendables	November 2010
Conan the Barbarian	November 2011	Killers	September 2010
Madea's Big Happy Family	August 2011	Kick-Ass	August 2010
Fiscal 2011 Theatrical Slate:		Why Did I Get Married Too?	August 2010
The Lincoln Lawyer	July 2011	Fiscal 2010 Theatrical Slate:
Direct-to-DVD, acquired and licensed brands, acquired library & other:		From Paris With Love	June 2010
Margin Call	December 2011	Direct-to-DVD, acquired and licensed brands, acquired library & other:
A Madea Christmas (The Play)	November 2011	Madea's Big Happy Family (The Play)	November 2010
Red State	October 2011	Other:
		Winter's Bone	October 2010

The following table sets forth the components of home entertainment revenue by product category for the three-month periods ended December 31, 2011 and 2010:

	Three Months Ended December 31,
	2011			2010
	Packaged Media	Electronic Media	Total	Packaged Media	Electronic Media	Total
			(Amounts in millions)
Home entertainment revenues (1)
Fiscal 2012 Theatrical Slate	$27.4	$5.3	$32.7	$—	$—	$—
Fiscal 2011 Theatrical Slate	5.8	9.0	14.8	62.6	17.3	79.9
Fiscal 2010 Theatrical Slate	0.9	0.1	1.0	6.7	5.0	11.7
Fiscal 2009 Theatrical Slate	0.5	0.3	0.8	2.2	0.2	2.4
Fiscal 2008 & Prior Theatrical Slate	2.4	0.8	3.2	7.1	1.0	8.1
Direct-to-DVD, acquired and licensed brands, acquired library & other	56.6	18.5	75.1	69.2	6.5	75.7
Other	0.5	0.8	1.3	2.6	0.6	3.2
	$94.1	$34.8	$128.9	$150.4	$30.6	$181.0
 ___________________

(1)	See reclassification footnote (2) under the table in the Motion Pictures Revenue discussion above.
Home entertainment revenue of $128.9 million decreased $52.1 million, or 28.8%, in the quarter ended December 31, 2011 as compared to the quarter ended December 31, 2010. The decrease in home entertainment revenue is primarily due to a decrease in the contribution of revenue from the theatrical slates as listed above, and to a lesser extent, a decrease in packaged media revenue from Direct-to-DVD, acquired and licensed brands, acquired library and other, offset in part by an increase in the contribution of electronic media revenue from Direct-to-DVD, acquired and licensed brands, acquired library and other. The decrease in revenue contributed by the theatrical slates is primarily due to the lower aggregate home entertainment revenues generated by the titles from our fiscal 2012 theatrical slate released on DVD in the quarter ended December 31, 2011, as compared to the home entertainment revenues generated by the titles from our fiscal 2011 theatrical slate released on DVD in the quarter ended December 31, 2010, and in particular the significant home entertainment revenues generated by The Expendables in the quarter ended December 31, 2010.
Motion Pictures — Television Revenue
The following table sets forth the titles contributing significant motion pictures television revenue for the three-month periods ended December 31, 2011 and 2010:

Three Months Ended December 31,
2011	2010
Fiscal 2011 Theatrical Slate:	Fiscal 2010 Theatrical Slate:
The Lincoln Lawyer	Daybreakers
Fiscal 2010 Theatrical Slate:	From Paris With Love
Crank: High Voltage	The Spy Next Door
Direct-to-DVD, acquired and licensed brands, acquired library & other:
Night of the Living Fred

The following table sets forth the components of television revenue by product category for the three-month periods ended December 31, 2011 and 2010:

	Three Months Ended
	December 31,
	2011	2010
	(Amounts in millions)
Television revenues (1)
Fiscal 2011 Theatrical Slate	$9.7	$0.7
Fiscal 2010 Theatrical Slate	1.2	18.9
Fiscal 2009 Theatrical Slate	1.7	0.3
Fiscal 2008 & Prior Theatrical Slate	4.3	1.9
Direct-to-DVD, acquired and licensed brands, acquired library & other	5.7	4.5
Other	—	0.5
	$22.6	$26.8
 ____________________

(1)	See reclassification footnote (2) under the table in the Motion Pictures Revenue discussion above.
Television revenue included in motion pictures revenue of $22.6 million decreased $4.2 million, or 15.7%, in the quarter ended December 31, 2011, as compared to the quarter ended December 31, 2010. The decrease in television revenue in the quarter ended December 31, 2011 compared to the quarter ended December 31, 2010, is mainly due to the number and performance of titles in the theatrical slates listed above with television availability windows opening in the quarter ended December 31, 2011. The contribution of television revenue from the titles listed above was $12.3 million in the quarter ended December 31, 2011, compared to $18.9 million in the quarter ended December 31, 2010, and the contribution of television revenue from titles not listed above was $10.3 million in the quarter ended December 31, 2011, compared to $7.9 million in the quarter ended December 31, 2010.
Motion Pictures — International Revenue
The following table sets forth the titles contributing significant motion pictures international revenue for the three-month periods ended December 31, 2011 and 2010:

Three Months Ended December 31,
2011	2010
Fiscal 2012 Theatrical Slate:	Fiscal 2011 Theatrical Slate:
Warrior	Alpha and Omega
Direct-to-DVD, acquired and licensed brands, acquired library & other:	Saw 3D
Immortals	The Next Three Days
Fiscal 2010 Theatrical Slate:
Saw VI

The following table sets forth the components of international revenue by product category for the three-month periods ended December 31, 2011 and 2010:

	Three Months Ended
	December 31,
	2011	2010
	(Amounts in millions)
International revenues
Fiscal 2012 Theatrical Slate	$5.2	$—
Fiscal 2011 Theatrical Slate	1.7	15.9
Fiscal 2010 Theatrical Slate	0.2	1.6
Fiscal 2009 Theatrical Slate	0.5	0.7
Fiscal 2008 & Prior Theatrical Slate	1.1	1.2
Direct-to-DVD, acquired and licensed brands, acquired library & other	5.7	1.6
Other	0.2	0.4
	$14.6	$21.4

International revenue included in motion pictures revenue of $14.6 million decreased $6.8 million, or 31.8%, in the quarter ended December 31, 2011, as compared to the quarter ended December 31, 2010. The decrease in international revenue in the quarter ended December 31, 2011 compared to the quarter ended December 31, 2010, is mainly due to the revenues generated by the titles and product categories listed above.
Motion Pictures — Lionsgate UK Revenue
The following table sets forth the titles contributing significant Lionsgate UK revenue for the three-month periods ended December 31, 2011 and 2010:

Three Months Ended December 31,
2011	2010
Fiscal 2012 Theatrical Slate:	Fiscal 2011 Theatrical Slate:
Conan the Barbarian	Killers
Lionsgate UK and third party product:	Saw 3D
George Harrison: Living in the Material World	The Expendables

The following table sets forth the components of Lionsgate UK revenue by product category for the three-month periods ended December 31, 2011 and 2010:

	Three Months Ended December 31,
	2011	2010
	(Amounts in millions)
Lionsgate UK revenues
Fiscal 2012 Theatrical Slate	$4.3	$—
Fiscal 2011 Theatrical Slate	1.3	19.0
Fiscal 2010 Theatrical Slate	0.1	0.9
Fiscal 2009 Theatrical Slate	0.1	0.3
Fiscal 2008 & Prior Theatrical Slate	0.4	0.8
Lionsgate UK and third party product	6.1	5.4
Direct-to-DVD, acquired and licensed brands, acquired library & other	4.2	3.1
Other	0.1	0.5
	$16.6	$30.0
Lionsgate UK revenue of $16.6 million decreased $13.4 million, or 44.7%, in the quarter ended December 31, 2011 as compared to the quarter ended December 31, 2010. The decrease in Lionsgate UK revenue in the quarter ended December 31, 2011 compared to the quarter ended December 31, 2010 is mainly due to the revenue generated by the titles and product categories listed above.

Motion Pictures — Mandate Pictures Revenue
The following table sets forth the titles contributing significant Mandate Pictures revenue for the three-month periods ended December 31, 2011 and 2010:

Three Months Ended December 31,
2011	2010
A Very Harold & Kumar 3D Christmas	Juno
Young Adult	The Switch
Whip It
Mandate Pictures revenue includes revenue from the sales and licensing of domestic and worldwide rights of titles developed or acquired by Mandate Pictures to third-party distributors or international sub-distributors. Mandate Pictures revenue of $40.1 million increased $28.8 million, or 254.9%, in the quarter ended December 31, 2011 as compared to the quarter ended December 31, 2010.
Television Production Revenue
Television production revenue of $89.7 million decreased $6.5 million, or 6.8%, in the quarter ended December 31, 2011 as compared to the quarter ended December 31, 2010. The following table sets forth the components and the changes in the components of revenue that make up television production revenue for the three-month periods ended December 31, 2011 and 2010:

	Three Months Ended	Three Months Ended	Increase (Decrease)
	December 31, 2011	December 31, 2010	Amount	Percent
		(Amounts in millions)
Television Production
Domestic series licensing
Lionsgate Television	$23.2	$28.2	$(5.0)	(17.7)%
Debmar-Mercury	26.2	38.4	(12.2)	(31.8)%
Total domestic series licensing	49.4	66.6	(17.2)	(25.8)%
International	6.1	12.0	(5.9)	(49.2)%
Home entertainment releases of television production	34.0	16.3	17.7	108.6%
Other	0.2	1.3	(1.1)	NM
	$89.7	$96.2	$(6.5)	(6.8)%
NM — Percentage not meaningful

Revenues included in television production decreased in the quarter ended December 31, 2011, mainly due to lower revenue generated from domestic series licensing, and to a lesser extent, lower revenue generated from international revenue, offset in part by higher revenue generated from the home entertainment category of television production in the quarter ended December 31, 2011 as compared to the quarter ended December 31, 2010.

The following table sets forth the number of television episodes and hours included in Lionsgate Television domestic series licensing revenue in the three-month periods ended December 31, 2011 and 2010, respectively:

		Three Months Ended				Three Months Ended
		December 31, 2011				December 31, 2010
		Episodes	Hours			Episodes	Hours
Blue Mountain State Season 3	1/2hr	9	4.5	Blue Mountain State Season 2	1/2hr	12	6.0
Bloomberg The Mentor Season 2	1/2hr	4	2.0	Running Wilde Season 1	1/2hr	9	4.5
Boss Season 1	1hr	2	2.0	Nurse Jackie Season 3	1/2hr	1	0.5
Mad Men Season 5	1hr	3	3.0	Mad Men Season 4	1hr	2	2.0
		18	11.5			24	13.0
Revenues included in domestic series licensing from Lionsgate Television decreased in the quarter ended December 31, 2011, due to a decrease in the number of television episodes delivered as compared to the quarter ended December 31, 2010. Revenues included in domestic series licensing from Debmar-Mercury decreased in the quarter ended December 31, 2011, primarily because the quarter ended December 31, 2010 included revenue from Weeds Season 3, 4, and 5, with no comparable revenue in the quarter ended December 31, 2011.
International revenue decreased in the quarter ended December 31, 2011, due to a decrease in episodes of programming delivered internationally. International revenue in the quarter ended December 31, 2011 primarily included revenue from Mad Men Season 2. International revenue in the quarter ended December 31, 2010 included revenue from Mad Men Seasons 1, 2, 3, and 4, and Weeds Season 6.
The increase in revenue from home entertainment releases of television production is primarily driven by electronic media revenue from Weeds Seasons 1, 2, 3, 4 and 5, primarily as a result of a licensing contract extension with a customer, and Blue Mountain State Season 3, and to a lesser extent, packaged media revenue from Mad Men Season 4 (released March 2011), and Weeds Season 6 (released February 2011) in the quarter ended December 31, 2011, as compared to packaged and electronic media revenue from Mad Men Season 1 (released July 2008), Mad Men Season 2 (released July 2009), and Mad Men Season 3 (released March 2010), and to a lesser extent, Weeds Season 1 (released July 2006), and Weeds Season 2 (released July 2007) in the quarter ended December 31, 2010.

Direct Operating Expenses
The following table sets forth direct operating expenses by segment for the three months ended December 31, 2011 and 2010:

	Three Months Ended			Three Months Ended
	December 31, 2011			December 31, 2010
	Motion Pictures	Television Production	Total	Motion Pictures	Television Production	Total
	(Amounts in millions)
Direct operating expenses
Amortization of films and television programs	$96.7	$39.3	$136.0	$86.1	$52.0	$138.1
Participation and residual expense	37.9	27.8	65.7	43.9	22.2	66.1
Other expenses	0.1	0.2	0.3	0.8	(0.3)	0.5
	$134.7	$67.3	$202.0	$130.8	$73.9	$204.7
Direct operating expenses as a percentage of segment revenues	57.7%	75.0%	62.5%	40.0%	76.8%	48.4%
Direct operating expenses of the motion pictures segment of $134.7 million for the quarter ended December 31, 2011 were 57.7% of motion pictures revenue, compared to $130.8 million, or 40.0% of motion pictures revenue for the quarter ended December 31, 2010. The increase in direct operating expense of the motion pictures segment as a percent of revenue in the quarter ended December 31, 2011 is primarily due to the lower revenues generated by the titles in our fiscal 2012 theatrical slate in the quarter ended December 31, 2011, as compared to the revenues generated from our fiscal 2011 theatrical slate in the quarter ended December 31, 2010. Also contributing to the increase in direct operating expense of the motion pictures segment as a percent of revenue in the quarter ended December 31, 2011, was an increase in direct operating expenses as a percentage of revenue attributed to Mandate Pictures in the quarter ended December 31, 2011. Direct operating expenses of Mandate Pictures are higher in relation to revenue as compared to the rest of the motion pictures segment, however, Mandate Pictures does not incur significant distribution and marketing expenses. Investment in film write-downs of the motion pictures segment during the quarter ended December 31, 2011 totaled approximately $2.7 million, compared to $1.7 million for the quarter ended December 31, 2010. In the three months ended December 31, 2011 and 2010, there were no write-downs that individually exceeded $1.0 million.
Direct operating expenses of the television production segment of $67.3 million for the quarter ended December 31, 2011 were 75.0% of television revenue, compared to $73.9 million, or 76.8%, of television revenue for the quarter ended December 31, 2010. The direct operating expenses as a percent of television revenue were comparable to the quarter ended December 31, 2010. In the quarter ended December 31, 2011, $0.1 million of charges for write-downs of television film costs were included in the amortization of television programs, compared to charges of $2.9 million in the quarter ended December 31, 2010. In the quarter ended December 31, 2010, approximately $1.6 million of the write-down related to one television series.

Distribution and Marketing Expenses
The following table sets forth distribution and marketing expenses by segment for the three months ended December 31, 2011 and 2010:

	Three Months Ended			Three Months Ended
	December 31, 2011			December 31, 2010
	Motion Pictures	Television Production	Total	Motion Pictures	Television Production	Total
	(Amounts in millions)
Distribution and marketing expenses
Theatrical	$8.9	$—	$8.9	$76.7	$—	$76.7
Home Entertainment (1)	39.9	4.0	43.9	53.6	4.5	58.1
Television (1)	0.5	4.0	4.5	0.4	5.2	5.6
International	1.4	0.9	2.3	1.3	2.5	3.8
Lionsgate UK	12.4	0.4	12.8	13.5	0.7	14.2
Other	0.4	—	0.4	0.6	—	0.6
	$63.5	$9.3	$72.8	$146.1	$12.9	$159.0
 ____________________

(1)
For the three months ended December 31, 2011, pay-per-view and video-on-demand distribution and marketing expenses are included in Home Entertainment rather than Television distribution and marketing expenses in order to be consistent with the way management currently categorizes and analyzes those media types. For the three months ended December 31, 2010, $0.6 million of pay-per-view and video-on-demand distribution and marketing expenses were reclassified from Television to Home Entertainment distribution and marketing expenses to be consistent with the current period presentation.

The majority of distribution and marketing expenses relate to the motion pictures segment. Theatrical prints and advertising (“P&A”) in the motion pictures segment in the quarter ended December 31, 2011 of $8.9 million decreased $67.8 million, compared to $76.7 million in the quarter ended December 31, 2010. Domestic theatrical P&A from the motion pictures segment in the quarter ended December 31, 2011 was primarily related to P&A incurred in advance for films to be released in subsequent quarters, such as The Hunger Games, and other titles, due to no theatrical releases during the quarter ended December 31, 2011. Domestic theatrical P&A from the motion pictures segment in the quarter ended December 31, 2010 included P&A incurred on the release of For Colored Girls, Saw 3D, and The Next Three Days. Approximately $4.4 million of P&A was incurred on titles that did not contribute significant revenue in the quarter ended December 31, 2010, primarily related to P&A incurred in advance for films to be released in subsequent quarters, including the title Rabbit Hole.
Home entertainment distribution and marketing costs on motion pictures and television product in the quarter ended December 31, 2011 of $43.9 million decreased $14.2 million, or 24.4%, compared to $58.1 million in the quarter ended December 31, 2010, primarily due to lower distribution and marketing costs associated with lower motion pictures revenues. Home entertainment distribution and marketing costs as a percentage of home entertainment revenues was 26.9% and 29.4% in the quarters ended December 31, 2011 and December 31, 2010, respectively. The decrease in home entertainment distribution and marketing costs as a percentage of home entertainment revenues was primarily due to an increase in home entertainment revenue from electronic media, which requires substantially lower distribution and marketing costs as compared to packaged media, as compared to the quarter ended December 31, 2010.
Lionsgate UK distribution and marketing expenses in the motion pictures segment in the quarter ended December 31, 2011 of $12.4 million decreased slightly from $13.5 million in the quarter ended December 31, 2010.

General and Administrative Expenses
The following table sets forth general and administrative expenses by segment for the three months ended December 31, 2011 and 2010:

	Three Months Ended	Three Months Ended	Increase (Decrease)
	December 31, 2011	December 31, 2010	Amount	Percent
	(Amounts in millions)
General and administrative expenses
Motion Pictures	$10.7	$11.9	$(1.2)	(10.1)%
Television Production	2.6	2.9	(0.3)	(10.3)%
Shared services and corporate expenses, excluding items below	12.4	13.0	(0.6)	(4.6)%
Total general and administrative expenses before share-based compensation expense, shareholder activist matter expenses, and acquisition related expenses	25.7	27.8	(2.1)	(7.6)%
Share-based compensation expense	4.7	0.2	4.5	NM
Shareholder activist matter	3.1	7.9	(4.8)	(60.8)%
Transaction costs related to the acquisition of Summit Entertainment, LLC	2.3	—	2.3	100.0%
	10.1	8.1	2.0	24.7%
Total general and administrative expenses	$35.8	$35.9	$(0.1)	(0.3)%
Total general and administrative expenses as a percentage of revenue	11.1%	8.5%
General and administrative expenses excluding share-based compensation expense, shareholder activist matter expenses, and acquisition related expenses, as a percentage of revenue	8.0%	6.6%
NM — Percentage not meaningful
Total General and Administrative Expenses
General and administrative expenses decreased by $0.1 million, or 0.3%, as reflected in the table above and further discussed below.
Motion Pictures
General and administrative expenses of the motion pictures segment decreased $1.2 million, or 10.1%. Included in the motion pictures segment in the prior quarter ended December 31, 2010, is $1.4 million in general and administrative expenses associated with Maple Pictures. Due to the sale of Maple Pictures, the Company will no longer incur general and administrative expenses associated with Maple Pictures. In the quarter ended December 31, 2011, $2.6 million of motion pictures production overhead was capitalized compared to $2.3 million in the quarter ended December 31, 2010.
Television Production
General and administrative expenses of the television production segment decreased $0.3 million, or 10.3%. In the quarter ended December 31, 2011, $1.4 million of television production overhead was capitalized compared to $1.1 million in the quarter ended December 31, 2010.

Shared Services and Corporate Expenses
Shared services and corporate expenses excluding share-based compensation expense, shareholder activist matter costs and transaction costs related to the acquisition of Summit, decreased $0.6 million, or 4.6%, mainly due to a decrease of $0.5 million in legal and professional fees not associated with a shareholder activist matter or the acquisition of Summit, a decrease of $0.3 million in salary and related expenses, offset by an increase of $0.2 million in other shared services and corporate expenses.

Shareholder activist matter costs decreased $4.8 million as a result of less shareholder activist or related costs being incurred in the quarter ended December 31, 2011, as compared to the quarter ended December 31, 2010.

Share-Based Compensation Expense. The following table sets forth share-based compensation expense included in shared services and corporate expenses for the three months ended December 31, 2011 and 2010:

	Three Months Ended	Three Months Ended	Increase (Decrease)
	December 31, 2011	December 31, 2010	Amount	Percent
	(Amounts in millions)
Share-Based Compensation Expense:
Restricted share units and other share-based compensation	$2.5	$2.0	$0.5	25.0%
Stock appreciation rights	2.2	(1.8)	4.0	(222.2)%
	$4.7	$0.2	$4.5	NM
NM — Percentage not meaningful
At December 31, 2011, as disclosed in Note 16 to the unaudited condensed consolidated financial statements, there were unrecognized compensation costs of approximately $6.6 million related to stock options and restricted share units previously granted, including annual installments of share grants that were subject to performance targets, which will be expensed over the remaining vesting periods. At December 31, 2011, 381,698 shares of restricted share units have been awarded to two key executive officers, the vesting of which will be subject to performance targets to be set annually by our Compensation Committee of the Board of Directors. These restricted share units will vest in two annual installments assuming annual performance targets have been met. The fair value of the 381,698 shares, whose future annual performance targets have not been set, was $3.2 million, based on the market price of our common shares as of December 31, 2011. The market value will be remeasured when the annual performance criteria are set and the value will be expensed over the remaining vesting periods once it becomes probable that the performance targets will be satisfied.
Depreciation, Amortization and Other Expenses (Income)
Depreciation and amortization of $0.7 million for the quarter ended December 31, 2011 decreased $0.7 million from $1.4 million in the quarter ended December 31, 2010.
Interest expense of $17.2 million for the quarter ended December 31, 2011 increased $3.8 million, or 28.4%, from $13.4 million for the quarter ended December 31, 2010. The following table sets forth the components of interest expense for the three months ended December 31, 2011 and 2010:

	Three Months Ended	Three Months Ended
	December 31, 2011	December 31, 2010
	(Amounts in millions)
Interest Expense
Cash Based:
Senior revolving credit facility	$1.0	$2.0
Convertible senior subordinated notes	0.8	1.2
Senior secured second-priority notes	11.2	6.0
Other	1.4	0.8
	14.4	10.0
Non-Cash Based:
Amortization of discount on liability component of convertible senior subordinated notes	1.7	2.2
Amortization of discount (premium) on senior secured second-priority notes	0.2	0.2
Amortization of deferred financing costs	0.9	1.0
	2.8	3.4
	$17.2	$13.4
Interest and other income was $0.5 million for the quarter ended December 31, 2011, compared to $0.3 million in the quarter ended December 31, 2010. The following table represents our portion of the income or (loss) of our equity method investees based on our percentage ownership for the three months ended December 31, 2011 and 2010:

	December 31, 2011	Three Months Ended	Three Months Ended
	Ownership Percentage	December 31, 2011	December 31, 2010
		(Amounts in millions)
Horror Entertainment, LLC (“FEARnet”)	34.5%	$0.2	$0.2
NextPoint, Inc. (“Break Media”)	42.0%	(1.0)	(0.5)
Roadside Attractions, LLC	43.0%	0.2	0.6
Studio 3 Partners, LLC (“EPIX”) (1)	31.2%	7.3	(11.1)
TV Guide Network (2)	51.0%	(2.1)	(2.0)
Tiger Gate	45.9%	(0.8)	(0.4)
		$3.8	$(13.2)
 ______________________

(1)
We license certain of our theatrical releases and other films and television programs to EPIX. A portion of the profits of these licenses reflecting our ownership share in the venture is eliminated through an adjustment to the equity interest income (loss) of the venture. These profits are recognized as they are realized by the venture (see Note 4 to our unaudited consolidated financial statements).

(2)
We license certain films and/or television programs to TV Guide Network. A portion of the profits of these licenses reflecting our ownership share in the venture is eliminated through an adjustment to the equity interest loss of the venture. These profits are recognized as they are realized by the venture (see Note 4 to our unaudited consolidated financial statements).

Income Tax Provision
We had an income tax expense of $0.6 million, or (50.9%), of loss before income taxes in the three months ended December 31, 2011, compared to an expense of $1.7 million, or (40.3%), of loss before income taxes in the three months ended December 31, 2010. The tax expense reflected in the quarter ended December 31, 2011 is primarily attributable to deferred U.S. income taxes and foreign withholding taxes. Our actual annual effective tax rate will differ from the statutory federal rate as a result of several factors, including changes in the valuation allowance against net deferred tax assets, non-temporary differences, foreign income taxed at different rates, and state and local income taxes. Income tax loss carryforwards, subject to certain limitations that may prevent us from fully utilizing them, amount to approximately $181.7 million for U.S. federal income tax purposes available to reduce income taxes over twenty years, $126.6 million for U.S. state income tax purposes available to reduce income taxes over future years with varying expirations, $29.8 million for Canadian income tax purposes available to reduce income taxes over 20 years with varying expirations, and $13.7 million for UK income tax purposes available indefinitely to reduce future income taxes.

Net Loss
Net loss for the three months ended December 31, 2011 was $1.7 million, or basic and diluted net loss per common share of $0.01 on 126.5 million weighted average common shares outstanding. This compares to net loss for the three months ended December 31, 2010 of $6.0 million, or basic and diluted net loss per common share of $0.04 on 136.7 million weighted average common shares outstanding.

Nine Months Ended December 31, 2011 Compared to Nine Months Ended December 31, 2010
The following table sets forth the components of consolidated revenue by segment for the nine months ended December 31, 2011 and 2010:

	Nine Months Ended	Nine Months Ended	Increase (Decrease)
	December 31, 2011	December 31, 2010	Amount	Percent
		(Amounts in millions)
Consolidated Revenue
Motion Pictures	$644.8	$941.1	$(296.3)	(31.5)%
Television Production	297.6	264.7	32.9	12.4%
	$942.4	$1,205.8	$(263.4)	(21.8)%
Our largest component of revenue comes from home entertainment. The following table sets forth total home entertainment revenue for both the Motion Pictures and Television Production reporting segments for the nine months ended December 31, 2011 and 2010:

	Nine Months Ended	Nine Months Ended	Increase (Decrease)
	December 31, 2011	December 31, 2010	Amount	Percent
		(Amounts in millions)
Home Entertainment Revenue (1)
Motion Pictures	$336.2	$457.1	$(120.9)	(26.4)%
Television Production	94.7	29.5	65.2	221.0%
	$430.9	$486.6	$(55.7)	(11.4)%

(1)	See reclassification footnote under the table in the Motion Pictures Revenue discussion below.

Motion Pictures Revenue
The following table sets forth the components of revenue and the changes in these components for the motion pictures reporting segment for the nine-month periods ended December 31, 2011 and 2010:

	Nine Months Ended	Nine Months Ended	Increase (Decrease)
	December 31, 2011	December 31, 2010	Amount	Percent
	(Amounts in millions)
Motion Pictures (1)
Theatrical	$57.8	$201.1	$(143.3)	(71.3)%
Home Entertainment (2)	336.2	457.1	(120.9)	(26.4)%
Television (2)	94.1	96.4	(2.3)	(2.4)%
International	48.6	87.9	(39.3)	(44.7)%
Lionsgate UK	51.1	61.9	(10.8)	(17.4)%
Mandate Pictures	52.2	33.1	19.1	57.7%
Other	4.8	3.6	1.2	33.3%
	$644.8	$941.1	$(296.3)	(31.5)%

(1)
For the nine months ended December 31, 2011, Motion Pictures revenue includes Maple Pictures revenue of $17.4 million through the date of sale of August 10, 2011, compared to Maple Pictures revenue of $67.0 million for the nine months ended December 31, 2010. Subsequent to August 10, 2011, revenue generated pursuant to the distribution agreements with Alliance has been recorded net of fees and expenses.

(2)
For the nine months ended December 31, 2011, pay-per-view and video-on-demand revenue is included in Home Entertainment revenue rather than Television revenue in order to be consistent with the way management currently categorizes and analyzes those media types. For the nine months ended December 31, 2010, $63.0 million of pay-per-

view and video-on-demand revenue was reclassified from Television revenue to Home Entertainment revenue to be consistent with the current period presentation.
Motion Pictures — Theatrical Revenue
The following table sets forth the titles contributing significant theatrical revenue by fiscal years theatrical slate and the month of their release for the nine-month periods ended December 31, 2011 and 2010:

Nine Months Ended December 31,
2011		2010
	Theatrical Release Date		Theatrical Release Date
Fiscal 2012 Theatrical Slate:		Fiscal 2011 Theatrical Slate:
Abduction	September 2011	For Colored Girls	November 2010
Warrior	September 2011	The Next Three Days	November 2010
Conan the Barbarian	August 2011	Saw 3D	October 2010
Madea’s Big Happy Family	April 2011	Alpha and Omega	September 2010
		The Expendables	August 2010
		The Last Exorcism	August 2010
		Killers	June 2010
		Why Did I Get Married Too?	April 2010
		Kick-Ass	April 2010
Theatrical revenue of $57.8 million decreased $143.3 million, or 71.3%, in the nine months ended December 31, 2011, as compared to the nine months ended December 31, 2010. The decrease in theatrical revenue in the nine months ended December 31, 2011, as compared to the nine months ended December 31, 2010, is due largely to a decreased theatrical slate of only five theatrical releases in the nine months ended December 31, 2011, including no theatrical releases in the quarter ended December 31, 2011, as compared to eleven theatrical releases during the nine months ended December 31, 2010. Additionally, the decrease in theatrical revenue is also due to the lower aggregate box office performances of the theatrical releases for the nine months ended December 31, 2011, as compared to the box office performances of the theatrical releases in the nine months ended December 31, 2010, and in particular, the box office performance of The Expendables.

Motion Pictures — Home Entertainment Revenue
The following table sets forth the titles contributing significant motion pictures home entertainment revenue for the nine-month periods ended December 31, 2011 and 2010:

Nine Months Ended December 31,
2011		2010
	DVD Release Date		DVD Release Date
Fiscal 2012 Theatrical Slate:		Fiscal 2011 Theatrical Slate:
Warrior	December 2011	The Expendables	November 2010
Conan the Barbarian	November 2011	Killers	September 2010
Madea's Big Happy Family	August 2011	Kick-Ass	August 2010
Fiscal 2011 Theatrical Slate:		Why Did I Get Married Too?	August 2010
The Lincoln Lawyer	July 2011	Fiscal 2010 Theatrical Slate:
The Next Three Days	March 2011	From Paris With Love	June 2010
The Expendables	November 2010	Daybreakers	May 2010
Direct-to-DVD, acquired and licensed brands, acquired library & other:		The Spy Next Door	May 2010
A Madea Christmas (The Play)	November 2011	Brothers	March 2010
The Conspirator	August 2011	Precious	March 2010

The following table sets forth the components of home entertainment revenue by product category for the nine-month periods ended December 31, 2011 and 2010:

	Nine Months Ended December 31,
	2011			2010
	Packaged Media	Electronic Media	Total	Packaged Media	Electronic Media	Total
			(Amounts in millions)
Home entertainment revenues (1)
Fiscal 2012 Theatrical Slate	$41.9	$5.4	$47.3	$—	$—	$—
Fiscal 2011 Theatrical Slate	42.7	35.3	78.0	117.8	19.6	137.4
Fiscal 2010 Theatrical Slate	3.6	0.6	4.2	70.2	41.3	111.5
Fiscal 2009 Theatrical Slate	2.2	0.9	3.1	7.3	0.8	8.1
Fiscal 2008 & Prior Theatrical Slate	10.5	2.2	12.7	18.2	3.2	21.4
Direct-to-DVD, acquired and licensed brands, acquired library & other	151.8	33.3	185.1	144.7	20.3	165.0
Other	3.9	1.9	5.8	11.0	2.7	13.7
	$256.6	$79.6	$336.2	$369.2	$87.9	$457.1
 ___________________

(1)	See reclassification footnote (2) under the table in the Motion Pictures Revenue discussion above.
Home entertainment revenue of $336.2 million decreased $120.9 million, or 26.4%, in the nine months ended December 31, 2011 as compared to the nine months ended December 31, 2010. The decrease in home entertainment revenue is primarily due to a decrease in the contribution of revenue from the theatrical slates as listed above, offset in part by an increase in the contribution of revenue from Direct-to-DVD, acquired and licensed brands, acquired library and other. The decrease in revenue contributed by the theatrical slates is primarily due to the lower aggregate home entertainment revenues generated by the titles from our fiscal 2012 theatrical slate released on DVD in the nine months ended December 31, 2011 as compared to the home entertainment revenues generated by the titles from our fiscal 2011 theatrical slate released on DVD in the nine months ended December 31, 2010, and in particular the significant home entertainment revenues generated by The Expendables in the nine months ended December 31, 2010.

Motion Pictures — Television Revenue
The following table sets forth the titles contributing significant motion pictures television revenue for the nine-month periods ended December 31, 2011 and 2010:

Nine Months Ended December 31,
2011	2010
Fiscal 2011 Theatrical Slate:	Fiscal 2010 Theatrical Slate:
Alpha and Omega	Brothers
For Colored Girls	Daybreakers
Saw 3D	From Paris With Love
The Expendables	Gamer
The Last Exorcism	I Can Do Bad All By Myself
The Lincoln Lawyer	Precious
The Next Three Days	Saw VI
Fiscal 2009 Theatrical Slate:	The Spy Next Door
Madea Goes to Jail	Fiscal 2009 Theatrical Slate:
The Forbidden Kingdom

The following table sets forth the components of television revenue by product category for the nine-month periods ended December 31, 2011 and 2010:

	Nine Months Ended
	December 31,
	2011	2010
	(Amounts in millions)
Television revenues (1)
Fiscal 2011 Theatrical Slate	$59.2	$0.7
Fiscal 2010 Theatrical Slate	1.2	56.3
Fiscal 2009 Theatrical Slate	10.9	5.6
Fiscal 2008 & Prior Theatrical Slate	10.4	19.6
Direct-to-DVD, acquired and licensed brands, acquired library & other	11.4	12.4
Other	1.0	1.8
	$94.1	$96.4
 ____________________

(1)	See reclassification footnote (2) under the table in the Motion Pictures Revenue discussion above.
Television revenue included in motion pictures revenue of $94.1 million decreased $2.3 million, or 2.4%, in the nine months ended December 31, 2011, as compared to the nine months ended December 31, 2010. The slight decrease in television revenue in the nine months ended December 31, 2011, compared to the nine months ended December 31, 2010, is mainly due to the revenues generated by the titles and product categories listed above. The contribution of television revenue from the titles listed above was $62.9 million in the nine months ended December 31, 2011, compared to $61.1 million in the nine months ended December 31, 2010, and the contribution of television revenue from titles not listed above was $31.2 million in the nine months ended December 31, 2011, compared to $35.3 million in the nine months ended December 31, 2010.
Motion Pictures — International Revenue
The following table sets forth the titles contributing significant motion pictures international revenue for the nine-month periods ended December 31, 2011 and 2010:

Nine Months Ended December 31,
2011	2010
Fiscal 2012 Theatrical Slate:	Fiscal 2011 Theatrical Slate:
Abduction	Alpha and Omega
Warrior	Kick-Ass
Fiscal 2011 Theatrical Slate:	Killers
Kick-Ass	Saw 3D
Saw 3D	The Next Three Days
Direct-to-DVD, acquired and licensed brands, acquired library & other:	Fiscal 2010 Theatrical Slate:
Immortals	Brothers
Daybreakers

The following table sets forth the components of international revenue by product category for the nine-month periods ended December 31, 2011 and 2010:

	Nine Months Ended
	December 31, 2011
	2011	2010
	(Amounts in millions)
International revenues
Fiscal 2012 Theatrical Slate	$14.0	$—
Fiscal 2011 Theatrical Slate	11.2	57.9
Fiscal 2010 Theatrical Slate	1.3	13.6
Fiscal 2009 Theatrical Slate	1.6	3.7
Fiscal 2008 & Prior Theatrical Slate	4.5	4.4
Direct-to-DVD, acquired and licensed brands, acquired library & other	14.3	6.9
Other	1.7	1.4
	$48.6	$87.9

International revenue included in motion pictures revenue of $48.6 million decreased $39.3 million, or 44.7%, in the nine months ended December 31, 2011, as compared to the nine months ended December 31, 2010. The decrease in international revenue in the nine months ended December 31, 2011, compared to the nine months ended December 31, 2010, is mainly due to the revenues generated by the titles and product categories listed above.
Motion Pictures — Lionsgate UK Revenue
The following table sets forth the titles contributing significant Lionsgate UK revenue for the nine-month periods ended December 31, 2011 and 2010:

Nine Months Ended December 31,
2011	2010
Fiscal 2012 Theatrical Slate:	Fiscal 2011 Theatrical Slate:
Conan the Barbarian	Saw 3D
Lionsgate UK and third party product:	The Expendables
Blitz	Fiscal 2010 Theatrical Slate:
Drive Angry 3D	Daybreakers
Lionsgate UK and third party product:
Harry Brown
The Hurt Locker

The following table sets forth the components of Lionsgate UK revenue by product category for the nine-month periods ended December 31, 2011 and 2010:

	Nine Months Ended December 31,
	2011	2010
	(Amounts in millions)
Lionsgate UK revenues
Fiscal 2012 Theatrical Slate	$5.2	$—
Fiscal 2011 Theatrical Slate	7.3	25.1
Fiscal 2010 Theatrical Slate	0.6	7.0
Fiscal 2009 Theatrical Slate	0.3	0.8
Fiscal 2008 & Prior Theatrical Slate	0.9	2.2
Lionsgate UK and third party product	26.9	17.1
Direct-to-DVD, acquired and licensed brands, acquired library & other	9.8	6.6
Other	0.1	3.1
	$51.1	$61.9
Lionsgate UK revenue of $51.1 million decreased $10.8 million, or 17.4%, in the nine months ended December 31, 2011, as compared to the nine months ended December 31, 2010. The decrease in Lionsgate UK revenue in the nine months ended December 31, 2011, compared to the nine months ended December 31, 2010 is mainly due to the revenue generated by the titles and product categories listed above.

Motion Pictures — Mandate Pictures Revenue
The following table sets forth the titles contributing significant Mandate Pictures revenue for the nine-month periods ended December 31, 2011 and 2010:

Nine Months Ended December 31,
2011	2010
50/50	Drag Me To Hell
A Very Harold & Kumar 3D Christmas	Juno
Juno	Peacock
Young Adult	The Switch
Whip It
Mandate Pictures revenue includes revenue from the sales and licensing of domestic and worldwide rights of titles developed or acquired by Mandate Pictures to third-party distributors or international sub-distributors. Mandate Pictures revenue of $52.2 million increased $19.1 million, or 57.7%, in the nine months ended December 31, 2011, as compared to the nine months ended December 31, 2010.
Television Production Revenue
Television production revenue of $297.6 million increased $32.9 million, or 12.4%, in the nine months ended December 31, 2011, as compared to the nine months ended December 31, 2010. The following table sets forth the components and the changes in the components of revenue that make up television production revenue for the nine-month periods ended December 31, 2011 and 2010:

	Nine Months Ended	Nine Months Ended	Increase (Decrease)
	December 31, 2011	December 31, 2010	Amount	Percent
		(Amounts in millions)
Television Production
Domestic series licensing
Lionsgate Television	$72.7	$100.4	$(27.7)	(27.6)%
Debmar-Mercury	98.4	105.2	(6.8)	(6.5)%
Total domestic series licensing	171.1	205.6	(34.5)	(16.8)%
International	31.1	28.0	3.1	11.1%
Home entertainment releases of television production	94.7	29.5	65.2	221.0%
Other	0.7	1.6	(0.9)	(56.3)%
	$297.6	$264.7	$32.9	12.4%
Revenues included in television production increased in the nine months ended December 31, 2011, mainly due to higher revenue generated from home entertainment releases of television production, and to a lesser extent, higher international revenue, in the nine months ended December 31, 2011, as compared to the nine months ended December 31, 2010, offset in part by lower domestic series licensing revenue.

The following table sets forth the number of television episodes and hours included in Lionsgate Television domestic series licensing revenue in the nine-month periods ended December 31, 2011 and 2010, respectively:

		Nine Months Ended				Nine Months Ended
		December 31, 2011				December 31, 2010
		Episodes	Hours			Episodes	Hours
Weeds Season 7	1/2hr	13	6.5	Weeds Season 6	1/2hr	13	6.5
Blue Mountain State Season 3	1/2hr	13	6.5	Blue Mountain State Season 2	1/2hr	13	6.5
Bloomberg The Mentor Season 2	1/2hr	4	2.0	Running Wilde Season 1	1/2hr	11	5.5
Boss Season 1	1hr	8	8.0	Nurse Jackie Season 3	1/2hr	1	0.5
Mad Men Season 5	1hr	3	3.0	Mad Men Season 4	1hr	13	13.0
Pilots	1/2hr & 1hr	2	1.5	Scream Queens Season 2	1 hr	8	8.0
				Pilots	1/2hr & 1hr	3	2.0
		43	27.5			62	42.0
Revenues included in domestic series licensing from Lionsgate Television decreased in the nine months ended December 31, 2011 due to a decrease in the number of television episodes delivered, as compared to the nine months ended December 31, 2010. Revenues included in domestic series licensing from Debmar-Mercury decreased in the nine months ended December 31, 2011, primarily because the nine months ended December 31, 2010 included revenue from Weeds Season 3, 4, and 5, with no comparable revenue in the nine months ended December 31, 2011.
International revenue increased in the nine months ended December 31, 2011 due to an increase in episodes of programming delivered internationally. International revenue in the nine months ended December 31, 2011 included revenue from Blue Mountain State Season 2, Weeds Seasons 5 and 6, and Mad Men Seasons 1, 2, 3 and 4. International revenue in the nine months ended December 31, 2010 included revenue from Blue Mountain State Season 1, Crash Season 2, and Mad Men Seasons 1, 2, 3 and 4.
The increase in revenue from home entertainment releases of television production is primarily driven by electronic media revenue from Mad Men Seasons 1, 2, 3 and 4, Weeds Seasons 1, 2, 3, 4 and 5, and from Debmar-Mercury's Hell's Kitchen, and to a lesser extent, packaged media revenue from Weeds Season 6 (released February 2011) in the nine months ended December 31, 2011, as compared to packaged media revenue from Weeds Season 5 (released January 2010) and Mad Men Seasons 1, 2 and 3 (released July 2008, July 2009 and March 2010, respectively) in the nine months ended December 31, 2010.

Direct Operating Expenses
The following table sets forth direct operating expenses by segment for the nine months ended December 31, 2011 and 2010:

	Nine Months Ended			Nine Months Ended
	December 31, 2011			December 31, 2010
	Motion Pictures	Television Production	Total	Motion Pictures	Television Production	Total
	(Amounts in millions)
Direct operating expenses
Amortization of films and television programs	$226.2	$129.0	$355.2	$266.0	$134.6	$400.6
Participation and residual expense	103.1	89.4	192.5	133.5	64.9	198.4
Other expenses	0.1	(0.1)	—	1.6	(0.1)	1.5
	$329.4	$218.3	$547.7	$401.1	$199.4	$600.5
Direct operating expenses as a percentage of segment revenues	51.1%	73.4%	58.1%	42.6%	75.3%	49.8%
Direct operating expenses of the motion pictures segment of $329.4 million for the nine months ended December 31, 2011 were 51.1% of motion pictures revenue, compared to $401.1 million, or 42.6% of motion pictures revenue for the nine months ended December 31, 2010. The increase in direct operating expense of the motion pictures segment as a percent of revenue in the nine months ended December 31, 2011 is primarily due to the lower revenues generated by the titles in our fiscal 2012 theatrical slate in the nine months ended December 31, 2011, as compared to the revenues generated from our fiscal 2011 theatrical slate in the nine months ended December 31, 2010. Also contributing to the increase in direct operating expense of the motion pictures segment as a percent of revenue in the nine months ended December 31, 2011, was an increase in direct operating expenses as a percentage of revenue attributed to Mandate Pictures in the nine months ended December 31, 2011. Direct operating expenses of Mandate Pictures are higher in relation to revenue as compared to the rest of the motion pictures segment, however, Mandate Pictures does not incur significant distribution and marketing expenses. Investment in film write-downs of the motion pictures segment during the nine months ended December 31, 2011 totaled approximately $4.2 million, compared to $6.2 million for the nine months ended December 31, 2010. In the nine months ended December 31, 2011, there were no write-downs that individually exceeded $1.0 million. In the nine months ended December 31, 2010, there were two write-downs that individually exceeded $1.0 million, which totaled $2.1 million in the aggregate.
Direct operating expenses of the television production segment of $218.3 million for the nine months ended December 31, 2011 were 73.4% of television revenue, compared to $199.4 million, or 75.3%, of television revenue for the nine months ended December 31, 2010. The decrease in direct operating expenses as a percent of television revenue is primarily due to the continuing success of shows like Mad Men and Weeds, relative to total television revenue, and also due to lower charges for write-downs of television film costs in the nine months ended December 31, 2011, as compared to the nine months ended December 31, 2010. In the nine months ended December 31, 2011, $2.0 million of charges for write-downs of television film costs were included in the amortization of television programs, compared to $8.0 million in the nine months ended December 31, 2010. In the nine months ended December 31, 2011, there were no write-downs that individually exceeded $1.0 million, and in the nine months ended December 31, 2010, approximately $4.9 million of the write-down related to two television series.

Distribution and Marketing Expenses
The following table sets forth distribution and marketing expenses by segment for the nine months ended December 31, 2011 and 2010:

	Nine Months Ended			Nine Months Ended
	December 31, 2011			December 31, 2010
	Motion Pictures	Television Production	Total	Motion Pictures	Television Production	Total
	(Amounts in millions)
Distribution and marketing expenses
Theatrical	$116.9	$—	$116.9	$258.1	$—	$258.1
Home Entertainment (1)	102.2	7.1	109.3	140.2	6.9	147.1
Television (1)	0.6	10.4	11.0	1.2	10.9	12.1
International	3.1	2.6	5.7	4.5	4.4	8.9
Lionsgate UK	33.9	1.0	34.9	32.2	1.5	33.7
Other	1.3	0.1	1.4	1.3	0.3	1.6
	$258.0	$21.2	$279.2	$437.5	$24.0	$461.5
 ____________________

(1)
For the nine months ended December 31, 2011, pay-per-view and video-on-demand distribution and marketing expenses are included in Home Entertainment rather than Television distribution and marketing expenses in order to be consistent with the way management currently categorizes and analyzes those media types. For the nine months ended December 31, 2010, $2.0 million of pay-per-view and video-on-demand distribution and marketing expenses were reclassified from Television to Home Entertainment distribution and marketing expenses to be consistent with the current period presentation.

The majority of distribution and marketing expenses relate to the motion pictures segment. Theatrical prints and advertising (“P&A”) in the motion pictures segment in the nine months ended December 31, 2011 of $116.9 million decreased $141.2 million, compared to $258.1 million in the nine months ended December 31, 2010. Domestic theatrical P&A from the motion pictures segment in this period included P&A incurred on the release of Abduction, Conan the Barbarian, Madea's Big Happy Family and Warrior. In addition, approximately $16.2 million of P&A was incurred on titles that did not contribute significant revenue in the nine-month period, of which $8.3 million was P&A incurred in advance for films to be released in subsequent quarters, such as Safe, and The Hunger Games. Domestic theatrical P&A from the motion pictures segment in the nine months ended December 31, 2010 included P&A incurred on the release of Alpha and Omega, Buried, For Colored Girls, Kick-Ass, Killers, The Expendables, Saw 3D, The Last Exorcism, The Next Three Days, and Why Did I Get Married Too?. Approximately $14.6 million of P&A was incurred on titles that did not contribute significant revenue in the nine months ended December 31, 2010, of which $4.6 million was P&A related to titles released subsequent to that period.
Home entertainment distribution and marketing costs on motion pictures and television product in the nine months ended December 31, 2011 of $109.3 million decreased $37.8 million, or 25.7%, compared to $147.1 million in the nine months ended December 31, 2010, primarily due to lower distribution and marketing cost associated with lower motion pictures revenues. Home entertainment distribution and marketing costs as a percentage of home entertainment revenues was 25.4% and 30.2% in the nine months ended December 31, 2011 and December 31, 2010, respectively. The decrease in home entertainment distribution and marketing costs as a percentage of home entertainment revenues was primarily due to an increase in revenue from electronic media in the television production segment, which requires substantially lower distribution and marketing costs as compared to packaged media, ,as compared to the nine months ended December 31, 2010.
Lionsgate UK distribution and marketing expenses in the motion pictures segment in the nine months ended December 31, 2011 of $33.9 million increased from $32.2 million in the nine months ended December 31, 2010.

General and Administrative Expenses
The following table sets forth general and administrative expenses by segment for the nine months ended December 31, 2011 and 2010:

	Nine Months Ended	Nine Months Ended	Increase (Decrease)
	December 31, 2011	December 31, 2010	Amount	Percent
	(Amounts in millions)
General and administrative expenses
Motion Pictures	$34.4	$35.6	$(1.2)	(3.4)%
Television Production	8.3	8.6	(0.3)	(3.5)%
Shared services and corporate expenses, excluding items below	37.5	39.7	(2.2)	(5.5)%
Total general and administrative expenses before share-based compensation expense, shareholder activist matter expenses, and acquisition related expenses	80.2	83.9	(3.7)	(4.4)%
Share-based compensation expense	9.7	30.0	(20.3)	(67.7)%
Shareholder activist matter	1.0	20.4	(19.4)	(95.1)%
Transaction costs related to the acquisition of Summit Entertainment, LLC	2.3	—	2.3	100.0%
	13.0	50.4	(37.4)	(74.2)%
Total general and administrative expenses	$93.2	$134.3	$(41.1)	(30.6)%
Total general and administrative expenses as a percentage of revenue	9.9%	11.1%
General and administrative expenses excluding share-based compensation expense, shareholder activist matter expenses, and acquisition related expenses, as a percentage of revenue	8.5%	7.0%
Total General and Administrative Expenses
General and administrative expenses decreased by $41.1 million, or 30.6%, as reflected in the table above and further discussed below.
Motion Pictures
General and administrative expenses of the motion pictures segment decreased $1.2 million, or 3.4%. Included in the motion pictures segment in the nine months ended December 31, 2011 is $2.4 million in general and administrative expenses associated with Maple Pictures through the date of sale of August 10, 2011, as compared to $4.1 million in general and administrative expenses associated with Maple Pictures in the nine months ended December 31, 2010. Due to the sale of Maple Pictures, the Company will no longer incur general and administrative expenses associated with Maple Pictures. In the nine months ended December 31, 2011, $7.6 million of motion pictures production overhead was capitalized compared to $6.7 million in the nine months ended December 31, 2010.
Television Production
General and administrative expenses of the television production segment decreased $0.3 million, or 3.5%. In the nine months ended December 31, 2011, $4.3 million of television production overhead was capitalized compared to $3.2 million in the nine months ended December 31, 2010.

Shared Services and Corporate Expenses
Shared services and corporate expenses excluding share-based compensation expense, shareholder activist matter costs and transaction costs related to the acquisition of Summit, decreased $2.2 million, or 5.5%, mainly due to a decrease of $1.7 million in salary and related expenses, a decrease of $1.1 million in legal and professional fees not associated with a shareholder activist matter or the acquisition of Summit, offset by an increase of $0.6 million in other shared services and corporate expenses.

Shareholder activist matter costs decreased $19.4 million as a result of less shareholder activist and related costs being incurred in the nine months ended December 31, 2011. Additionally, shareholder activist matter costs in the nine months ended December 31, 2011 include a $3.9 million benefit, recorded in the quarter ended June 30, 2011, related to a negotiated settlement with a vendor of costs incurred and recorded in the prior fiscal year.

Share-based compensation expense decreased $20.3 million, mainly due to $21.9 million of expense in the nine months ended December 31, 2010 associated with the immediate vesting of equity awards of certain executive officers triggered by the “change in control” provisions in their respective employment agreements.

Share-Based Compensation Expense. The following table sets forth share-based compensation expense included in shared services and corporate expenses for the nine months ended December 31, 2011 and 2010:

	Nine Months Ended	Nine Months Ended	Increase (Decrease)
	December 31, 2011	December 31, 2010	Amount	Percent
	(Amounts in millions)
Share-Based Compensation Expense:
Stock options	$0.1	$2.6	$(2.5)	(96.2)%
Restricted share units and other share-based compensation	7.2	23.8	(16.6)	(69.7)%
Stock appreciation rights	2.4	3.6	(1.2)	(33.3)%
	$9.7	$30.0	$(20.3)	(67.7)%
At December 31, 2011, as disclosed in Note 16 to the unaudited condensed consolidated financial statements, there were unrecognized compensation costs of approximately $6.6 million related to stock options and restricted share units previously granted, including annual installments of share grants that were subject to performance targets, which will be expensed over the remaining vesting periods. At December 31, 2011, 381,698 shares of restricted share units have been awarded to two key executive officers, the vesting of which will be subject to performance targets to be set annually by our Compensation Committee of the Board of Directors. These restricted share units will vest in two annual installments assuming annual performance targets have been met. The fair value of the 381,698 shares, whose future annual performance targets have not been set, was $3.2 million, based on the market price of our common shares as of December 31, 2011. The market value will be remeasured when the annual performance criteria are set and the value will be expensed over the remaining vesting periods once it becomes probable that the performance targets will be satisfied.
Depreciation, Amortization and Other Expenses (Income)
Depreciation and amortization of $2.6 million in the nine months ended December 31, 2011 decreased $1.9 million from $4.5 million in the nine months ended December 31, 2010.
Interest expense of $51.1 million in the nine months ended December 31, 2011 increased $9.4 million, or 22.5%, from the nine months ended December 31, 2010 of $41.7 million. The following table sets forth the components of interest expense for the nine months ended December 31, 2011 and 2010:

	Nine Months Ended	Nine Months Ended
	December 31, 2011	December 31, 2010
	(Amounts in millions)
Interest Expense
Cash Based:
Senior revolving credit facility	$2.8	$5.4
Convertible senior subordinated notes	2.9	4.4
Senior secured second-priority notes	31.1	18.1
Other	3.5	1.7
	40.3	29.6
Non-Cash Based:
Amortization of discount on liability component of convertible senior subordinated notes	5.8	7.9
Amortization of discount (premium) on senior secured second-priority notes	0.6	0.9
Amortization of deferred financing costs	4.4	3.3
	10.8	12.1
	$51.1	$41.7
Interest and other income was $1.9 million for the nine months ended December 31, 2011, compared to $1.1 million in the nine months ended December 31, 2010.
Gain on sale of asset disposal group was $11.0 million for the nine months ended December 31, 2011, resulting from the August 2011 sale of Maple Pictures, compared to nil in the nine months ended December 31, 2010.
Loss on extinguishment of debt was $1.0 million for the nine months ended December 31, 2011, resulting from the May 2011 repurchase of approximately $19.4 million in aggregate principal amount of the October 2004 2.9375% Notes, and the August 2011 repurchase of approximately $10.0 million in aggregate principal amount of the Senior Notes. In the nine months ended December 31, 2010, loss on extinguishment of debt was $14.5 million, resulting from the July 2010 exchange and related conversion of approximately $36.0 million in aggregate principal amount of the February 2005 3.625% Notes and approximately $63.7 million in aggregate principal amount of the October 2004 2.9375% Notes.
The following table represents our portion of the income or (loss) of our equity method investees based on our percentage ownership for the nine months ended December 31, 2011 and 2010:

	December 31, 2011	Nine Months Ended	Nine Months Ended
	Ownership Percentage	December 31, 2011	December 31, 2010
		(Amounts in millions)
Horror Entertainment, LLC (“FEARnet”)	34.5%	$0.2	$1.1
NextPoint, Inc. (“Break Media”)	42.0%	(3.0)	(0.7)
Roadside Attractions, LLC	43.0%	0.4	0.7
Studio 3 Partners, LLC (“EPIX”) (1)	31.2%	18.2	(42.9)
TV Guide Network (2)	51.0%	(5.4)	(2.9)
Tiger Gate	45.9%	(2.1)	(0.9)
		$8.3	$(45.6)
 ______________________

(1)
We license certain of our theatrical releases and other films and television programs to EPIX. A portion of the profits of these licenses reflecting our ownership share in the venture is eliminated through an adjustment to the equity interest income (loss) of the venture. These profits are recognized as they are realized by the venture (see Note 4 to our unaudited consolidated financial statements).

(2)
We license certain films and/or television programs to TV Guide Network. A portion of the profits of these licenses reflecting our ownership share in the venture is eliminated through an adjustment to the equity interest loss of the venture. These profits are recognized as they are realized by the venture (see Note 4 to our unaudited consolidated financial statements).

Income Tax Provision
We had an income tax expense of $2.9 million, or (25.5%), of loss before income taxes in the nine months ended December 31, 2011, compared to an expense of $4.0 million, or (4.2%), of loss before income taxes in the nine months ended December 31, 2010. The tax expense reflected in the nine months ended December 31, 2011 is primarily attributable to deferred U.S. income taxes and foreign withholding taxes. Our actual annual effective tax rate will differ from the statutory federal rate as a result of several factors, including changes in the valuation allowance against net deferred tax assets, non-temporary differences, foreign income taxed at different rates, and state and local income taxes. Income tax loss carryforwards, subject to certain limitations that may prevent us from fully utilizing them, amount to approximately $181.7 million for U.S. federal income tax purposes available to reduce income taxes over twenty years, $126.6 million for U.S. state income tax purposes available to reduce income taxes over future years with varying expirations, $29.8 million for Canadian income tax purposes available to reduce income taxes over 20 years with varying expirations, and $13.7 million for UK income tax purposes available indefinitely to reduce future income taxes.

Net Loss
Net loss for the nine months ended December 31, 2011 was $14.1 million, or basic and diluted net loss per common share of $0.11 on 132.4 million weighted average common shares outstanding. This compares to net loss for the nine months ended December 31, 2010 of $99.7 million, or basic and diluted net loss per common share of $0.77 on 129.3 million weighted average common shares outstanding.

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

Senior Revolving Credit Facility
Outstanding Amount. At December 31, 2011, we had borrowings of $94.5 million (March 31, 2011 — $69.8 million).
Availability of Funds. At December 31, 2011, there was $220.5 million available (March 31, 2011 — $255.2 million). The senior revolving credit facility provides for borrowings and letters of credit up to an aggregate of $340 million. The availability of funds is limited by a borrowing base and also reduced by outstanding letters of credit which amounted to $25.0 million at December 31, 2011 (March 31, 2011 — $15.0 million).
Maturity Date. The senior revolving credit facility expires July 25, 2013.
Interest. As of December 31, 2011, the senior revolving credit facility bore interest of 2.5% over the “Adjusted LIBOR” rate (effective interest rate of 2.8% and 2.74% as of December 31, 2011 and March 31, 2011, respectively).
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
On May 13, 2011, LGEI issued approximately $200.0 million aggregate principal amount of senior secured second-priority notes due 2016 (the “May 2011 Senior Notes”, and collectively with the October 2009 Senior Notes, the “Senior Notes”) in a private offering conducted pursuant to Rule 144A and Regulation S under the Securities Act. The May 2011 Senior Notes were issued pursuant to a Supplemental Indenture among LGEI, us, the subsidiary guarantors party thereto, and U.S. Bank National Association, as trustee. The Supplemental Indenture amended the October 2009 Senior Notes Indenture to, among other things, enable LGEI to issue additional notes having the same terms as the October 2009 Senior Notes, except for the issue date, issue price and first interest payment, in an aggregate principal amount of up to $200.0 million.
In August 2011, a subsidiary of LGEI paid $9.9 million to repurchase $10.0 million of aggregate principal amount (carrying value — $9.9 million) of the Senior Notes in the open market. We recorded a loss on extinguishment in the quarter ended September 30, 2011 of $0.4 million, which included $0.5 million of deferred financing costs written off. In September 2011, in connection with the common shares repurchased as discussed in Note 15, LGEI resold such Senior Notes at 99.0% of the $10.0 million face amount thereof, plus accrued interest thereon from May 1, 2011, resulting in gross proceeds of approximately $10.2 million.
Outstanding Amount. The outstanding amount is set forth in the table below:

	December 31, 2011
	Principal	Unamortized Premium/ (Discount)	Net Carrying Amount
	(Amounts in thousands)
Senior Secured Second-Priority Notes	$436,000	$(4,666)	$431,334
Maturity Date. The Senior Notes are due November 1, 2016.
Original Issue Discount/Premium. The October 2009 Senior Notes were issued by LGEI at an initial price of 95.222% (original issue discount — 4.778%) of the principal amount. The May 2011 Senior Notes were issued by LGEI at an initial price of 102.219% (original issue premium — 2.219%) of the principal amount, plus accrued interest thereon from May 1, 2011, resulting in gross proceeds of approximately $204.4 million and net proceeds of approximately $192.4 million after fees and expenses, including $5.6 million paid in connection with the consent solicitation of holders of the October 2009 Senior Notes. The original issue discount/premium, interest and deferred financing costs are being amortized through November 1, 2016 using the effective interest method. As of December 31, 2011, the remaining amortization period was 4.8 years.
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

Borrowing Base Definition Clause (2)	Category Name	December 31, 2011
		Gross (1)		Rate	Net (1)
		(Amounts in millions)
(i)	Eligible Major Domestic Receivables	$228.4	@	100%	$228.4
(ii)	Eligible Acceptable Domestic Receivables	106.5	@	90%	95.9
(iii)	Eligible Acceptable Foreign Receivables	22.0	@	85%	18.7
(iv)	Acceptable Tax Credits	52.0	@	85%/75%	41.9
(v)	Other Domestic Receivables	12.1	@	50%	6.1
(vi)	Other Foreign Receivables	14.1	@	50%	7.0
	Borrowing Base from Receivables	$435.1			$398.0
(vii)	Eligible Film Library	596.6	@	50%	298.3
(viii)	Eligible Video Cassette Inventory	33.4		lesser of 50% or $10 million	10.0
(ix)	Total Home Video, Pay Television, Free Television Credits	129.4		Misc.	129.4
(xiii)	Cash Collateral Accounts	49.6	@	100%	49.6
(xiv)	P&A Credit	3.6	@	50%	1.8
	Borrowing Base at December 31, 2011	$1,247.7			$887.1

(1)
Gross amount represents the amount as of each applicable category and the net amount represents the acceptable portion of that amount permitted to be counted in the Borrowing Base (as defined) under the indenture.

(2)
The following numbered clauses from the Borrowing Base definition were either not applicable or not material as of December 31, 2011: (x) Direct to Video Credit; (xi) Foreign Rights Credit; (xii) Eligible L/C Receivables.

Convertible Senior Subordinated Notes
As of December 31, 2011, we have convertible senior subordinated notes outstanding of $90.4 million in aggregate principal amount (carrying value — $67.6 million). In March 2012, October 2014, and March 2015, $23.5 million, $0.3 million and $66.6 million, respectively, of these convertible senior subordinated notes are redeemable by the holder.

October 2011 Redemption of the October 2004 2.9375% Notes. On October 15, 2011, certain holders of the October 2004 2.9375% Notes required LGEI to repurchase $26.6 million in aggregate principal amount (carrying value - $26.6 million) of the October 2004 2.9375% Notes, pursuant to the redemption terms of the October 2004 2.9375% Notes. LGEI paid approximately $27.0 million for the repurchase on October 17, 2011, representing a price equal to 100% of the principal amount, together with accrued and unpaid interest through October 17, 2011.
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
Key Terms of Convertible Senior Subordinated Notes:

October 2004 2.9375% Notes. In October 2004, LGEI sold $150.0 million of the October 2004 2.9375% Notes.
Outstanding Amount: As of December 31, 2011, $0.3 million of aggregate principal amount (carrying value — $0.3 million) of the October 2004 2.9375% Notes remains outstanding.
Interest: Interest on the October 2004 2.9375% Notes is payable semi-annually on April 15 and October 15.
Maturity Date: The October 2004 2.9375% Notes mature on October 15, 2024.
Redeemable by LGEI: LGEI may redeem the October 2004 2.9375% Notes at 100%.
Redeemable by Holder: The holder may require LGEI to repurchase the October 2004 2.9375% Notes on October 15, 2014 and 2019 or upon a change in control at a price equal to 100% of the principal amount, together with accrued and unpaid interest through the date of repurchase. See above for further information on the October 2004 2.9375% Notes that were redeemed on October 17, 2011 due to the holders exercise of their right to require LGEI to repurchase the October 2004 2.9375% Notes on October 15, 2011.
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
February 2005 3.625% Notes. In February 2005, LGEI sold $175.0 million of the February 2005 3.625% Notes.
Outstanding Amount: As of December 31, 2011, $23.5 million of aggregate principal amount (carrying value — $23.2 million) of the February 2005 3.625% Notes remains outstanding.
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
Outstanding Amount: As of December 31, 2011, $66.6 million of aggregate principal amount (carrying value — $44.1 million) of the April 2009 3.625% Notes remains outstanding.
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
Production Loans and Participation Financing Arrangements
Individual Production Loans
As of December 31, 2011, amounts outstanding under individual production loans were $244.7 million. Individual productions loans represent individual loans for the production of film and television programs that we produce. Individual production loans have contractual repayment dates either at or near the expected completion date, with the exception of certain loans containing repayment dates on a longer term basis. Individual production loans of $214.7 million incur interest at rates ranging from 3.55% to 4.25%, and approximately $30.0 million of production loans are non-interest bearing.
Film Credit Facility
On October 6, 2009, we entered into a revolving film credit facility agreement, as amended effective December 31, 2009 and June 22, 2010 (the “Film Credit Facility”), which provides for borrowings for the acquisition or production of motion pictures.
Outstanding Amount. At December 31, 2011, we had borrowings of $40.6 million (March 31, 2011 — $20.4 million).
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
Interest. As of December 31, 2011, the Film Credit Facility bore interest of 3.25% over the “LIBO” rate (as defined in the credit agreement). The weighted average interest rate on borrowings outstanding as of December 31, 2011 was 3.55% (March 31, 2011 — 3.49%).
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
Pennsylvania Regional Center
General. On April 9, 2008, we entered into a loan agreement with the Pennsylvania Regional Center which provides for the availability of production loans up to $65.5 million on a five-year term for use in film and television productions in the State of Pennsylvania. The amount that was borrowed was limited to approximately one half of the qualified production costs incurred in the State of Pennsylvania through the two-year period ended April 2010, and is subject to certain other limitations. Under the terms of the loan, for every dollar borrowed, our production companies are required (within a two-year period) to either create a specified number of jobs, or spend a specified amount in certain geographic regions in the State of Pennsylvania.
Outstanding Amount. At December 31, 2011, we had borrowings of $65.5 million.
Availability of Funds. At December 31, 2011, there were no amounts available under this agreement.
Maturity Date. All amounts borrowed under this loan agreement with the Pennsylvania Regional Center are due April 11, 2013, five years from the date that we began to borrow under this agreement.
Interest. Amounts borrowed under the agreement carry an interest rate of 1.5%, which is payable semi-annually.
Security. The loan is secured by a first priority security interest in our film library pursuant to an intercreditor agreement with our senior lender under our senior revolving credit facility. Pursuant to the terms of our senior revolving credit facility, we are required to maintain certain collateral equal to the loans outstanding plus 5% under this facility. Such collateral can consist of cash, cash equivalents or debt securities, including our convertible senior subordinated notes repurchased. As of December 31, 2011, $72.8 million principal value (fair value — $72.7 million) of our convertible senior subordinated notes repurchased in December 2009 (see Note 10) was held as collateral under our senior revolving credit facility.
Participation Financing Arrangements
Theatrical Slate Participation. On May 29, 2009, we terminated our theatrical slate participation arrangement with Pride Pictures, LLC (“Pride”), an unrelated entity. Under the arrangement dated May 25, 2007 and amended on January 30, 2008 (the "Master Picture Purchase Agreement"), Pride contributed, in general, 50% of our production, acquisition, marketing and distribution costs of theatrical feature films and participated in a pro rata portion of the pictures’ net profits or losses similar to a co-production arrangement based on the portion of costs funded. Amounts provided from Pride were reflected as a participation liability. In late 2008, the administrative agent for the senior lenders under Pride’s senior credit facility took the position, among others, that the senior lenders did not have an obligation to continue to fund under the senior credit facility because the conditions precedent to funding set forth in the senior credit facility could not be satisfied. We were not a party to the credit facility. Consequently, Pride did not purchase the pictures The Spirit, My Bloody Valentine 3-D and Madea Goes To Jail. Thereafter, on April 20, 2009, after failed attempts by us to facilitate a resolution, we gave FilmCo and Pride notice that FilmCo, through Pride’s failure to make certain capital contributions, was in default of the Master Picture Purchase Agreement. On May 5, 2009, the representative for the Pride equity and the Pride mezzanine investor responded that the required amount was fully funded and that it had no further obligations to make any additional capital contributions. Consequently, on May 29, 2009, we gave notice of termination of the Master Picture Purchase Agreement. Since May 29, 2009, there have been no developments with respect to the arrangement. Although we will no longer receive financing as provided from the participation of Pride in our films, we do not believe this will have a material adverse effect to our business.

Société Générale de Financement du Québec. On July 30, 2007, we entered into a four-year filmed entertainment slate participation agreement with Société Générale de Financement du Québec (“SGF”), the Québec provincial government’s investment arm. SGF will provide up to 35% of production costs of television and feature film productions produced in Québec for a four-year period for an aggregate participation of up to $140 million, and we were to advance all amounts necessary to fund the remaining budgeted costs. The maximum aggregate of budgeted costs over the four-year period was $400 million, including our portion, but no more than $100 million per year. In connection with this agreement, we and SGF proportionally share in the proceeds derived from the productions after we deduct a distribution fee, recoup all distribution expenses and releasing costs, and pay all applicable third-party participations and residuals. The arrangement expired on July 30, 2011.
Filmed Entertainment Backlog
Filmed Entertainment Backlog. Backlog represents the amount of future revenue not yet recorded from contracts for the licensing of films and television product for television exhibition and in international markets. Backlog at December 31, 2011 and March 31, 2011 is $607.5 million and $532.0 million, respectively.

Discussion of Operating, Investing, Financing Cash Flows
Cash Flows Used in Operating Activities. Cash flows used in operating activities for the nine months ended December 31, 2011 were $211.9 million compared to cash flows used in operating activities for the nine months ended December 31, 2010 of $115.6 million. The increase in cash used in operating activities was primarily due to increases in investment in films and television programs, the gain on sale of asset disposal group, decreases in amortization of films and television programs, non-cash stock-based compensation, accounts payable and equity interest income for the nine months ended December 31, 2011 compared to loss on extinguishment of debt and equity interest loss for the nine months ended December 31, 2010, offset by increases in cash provided by changes in restricted cash, accounts receivable, participations and residuals, film obligations, deferred revenue and a lower net loss in the nine months ended December 31, 2011 compared to the nine months ended December 31, 2010.
Cash Flows Provided by/Used in Investing Activities. Cash flows provided by investing activities of $5.0 million for the nine months ended December 31, 2011 consisted of $9.1 million of proceeds from the sale of asset disposal group, net of transaction costs and cash disposed of $3.9 million, offset by $1.5 million for purchases of property and equipment, $1.0 million of capital contributions to companies accounted for as equity method investments, and $1.5 million for an increase in loans made to Break Media. Cash flows used in investing activities of $25.8 million for the nine months ended December 31, 2010 consisted of $15.0 million for the buy-out of the earn-out associated with the acquisition of Debmar-Mercury, $1.2 million for purchases of property and equipment and $24.7 million of capital contributions to companies accounted for as equity method investments, partially offset by $8.1 million repayments on loans made to a third-party producer and net proceeds of $7.0 million from the sale of restricted investments.
Cash Flows Provided by Financing Activities. Cash flows provided by financing activities of $175.6 million for the nine months ended December 31, 2011 resulted from the receipt of net proceeds of $202.0 million from the sale of Senior Notes, borrowings of $263.7 million under the senior revolving credit facility and $241.9 million under production loans, partially offset by $238.9 million repayment on the senior revolving credit facility, $157.5 million repayment of production loans, $77.1 million payment for the repurchase of common shares, $46.1 million payment for the repurchase of convertible senior subordinated notes, $9.9 million payment for the repurchase of Senior Notes and $2.6 million paid for tax withholding requirements associated with our equity awards. Cash flows provided by financing activities of $140.5 million for the nine months ended December 31, 2010 resulted from borrowings of $481.8 million under the senior revolving credit facility and increased production loans of $117.9 million, partially offset by $274.5 million repayment on the senior revolving credit facility, $174.8 million repayment of production loans, and $12.9 million paid for tax withholding requirements associated with our equity awards.
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

Table of Debt and Other Financing Obligations and Contractual Commitments
The following table sets forth our future three-month and annual repayment of debt and other financing obligations outstanding, and our contractual commitments as of December 31, 2011:

	Three Months Ended March 31,	Year Ended March 31,
	2012	2013	2014	2015	2016	Thereafter	Total
Future annual repayment of debt and other financing obligations recorded as of December 31, 2011
Senior revolving credit facility	$—	$—	$94,500	$—	$—	$—	$94,500
Film obligations(1)	50,841	23,360	19,440	14,519	9,680	—	117,840
Production loans(1)
Individual production loans	23,203	206,475	15,000	—	—	—	244,678
Pennsylvania Regional Center production loans	—	—	65,500	—	—	—	65,500
Film Credit Facility	—	40,625	—	—	—	—	40,625
Principal amounts of convertible senior subordinated notes and other financing obligations (2)
October 2004 2.9375% Notes (carrying value of $0.3 million at December 31, 2011)	—	—	—	348	—	—	348
February 2005 3.625% Notes (carrying value of $23.2 million at December 31, 2011)	23,470	—	—	—	—	—	23,470
April 2009 3.625% Notes (carrying value of $44.1 million at December 31, 2011)	—	—	—	66,581	—	—	66,581
Other financing obligations	—	3,718	—	—	—	—	3,718
Principal amount of senior secured second-priority notes, due November 2016 (carrying value of $431.3 million at December 31, 2011)	—	—	—	—	—	436,000	436,000
	$97,514	$274,178	$194,440	$81,448	$9,680	$436,000	$1,093,260
Contractual commitments by expected repayment date
Distribution and marketing commitments (3)	$3,780	$149,677	$—	$—	$—	$—	$153,457
Minimum guarantee commitments (4)	17,417	110,924	18,512	—	—	—	146,853
Production loan commitments (4)	6,545	64,357	—	—	—	—	70,902
Cash interest payments on subordinated notes and other financing obligations	1,706	2,445	2,419	2,419	—	—	8,989
Cash interest payments on senior secured second priority notes	—	44,690	44,690	44,690	44,690	44,690	223,450
Operating lease commitments	2,192	8,808	8,877	8,314	3,499	—	31,690
Other contractual obligations	485	—	—	—	—	—	485
Employment and consulting contracts	11,078	33,890	13,947	3,258	1,889	—	64,062
	$43,203	$414,791	$88,445	$58,681	$50,078	$44,690	$699,888
Total future commitments under contractual obligations	$140,717	$688,969	$282,885	$140,129	$59,758	$480,690	$1,793,148

 ___________________

(1)
Film obligations include minimum guarantees and theatrical marketing obligations. Production loans represent loans for the production of film and television programs that we produce. Repayment dates are based on anticipated delivery or release date of the related film or contractual due dates of the obligation.

(2)	The future repayment dates of the convertible senior subordinated notes represent the next possible redemption date by the holder for each note respectively.

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
Currency Rate Risk. We enter into forward foreign exchange contracts to hedge our foreign currency exposures on future production expenses denominated in various foreign currencies. As of December 31, 2011, we had outstanding forward foreign exchange contracts to buy Canadian $0.3 million in exchange for US$0.3 million over a period of two months at a weighted average exchange rate of one US$ equals Canadian $0.98. We also had outstanding forward foreign exchange contracts to sell British Pound Sterling £3.9 million in exchange for US$6.4 million over a period of two months at a weighted average exchange rate of one British Pound Sterling equals US$1.63. Changes in the fair value representing a net unrealized fair value gain on foreign exchange contracts that qualified as effective hedge contracts outstanding during the nine months ended December 31, 2011 amounted to $0.5 million and are included in accumulated other comprehensive loss, a separate component of shareholders’ equity. These contracts are entered into with a major financial institution as counterparty. We are exposed to credit loss in the event of nonperformance by the counterparty, which is limited to the cost of replacing the contracts, at current market rates. We do not require collateral or other security to support these contracts.
Interest Rate Risk. Certain of our borrowings, primarily borrowings under our senior revolving credit facility, certain production loans and the Film Credit Facility, are, and are expected to continue to be, at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and its net income would decrease. The applicable margin with respect to loans under the senior revolving credit facility is a percentage per annum equal to 2.50% plus an adjusted rate based on LIBOR. The applicable margin with respect to loans under the Film Credit Facility is a percentage per annum equal to 3.25% over the “LIBO” rate (as defined in the Film Credit Facility agreement). Assuming the senior revolving credit facility and the Film Credit Facility are fully drawn, based on the applicable LIBOR in effect as of December 31, 2011, each quarter point change in interest rates would result in a $0.9 million change in annual interest expense on the senior revolving credit facility and $0.3 million change in annual interest expense on the Film Credit Facility. The variable interest production loans incur interest at rates ranging from approximately 3.55% to 4.25% and applicable margins ranging from 3.25% over the one, three, or six-month LIBOR to 3.25% over the greater of the one, three or six month LIBOR or 1.0%. A quarter point increase of the interest rates on the outstanding principal amount of our variable rate production loans would result in $0.5 million in additional costs capitalized to the respective film or television asset.

The following table presents our financial instruments that are sensitive to changes in interest rates. The table also presents the cash flows of the principal amounts of the financial instruments with the related weighted-average interest rates by expected maturity dates and the fair value of the instrument as of December 31, 2011:

	Three Months Ended March 31,	Year Ended March 31,						Fair Value
	2012	2013	2014	2015	2016	Thereafter	Total	December 31, 2011
Variable Rates:
Senior Revolving Credit Facility (1)	$—	$—	$94,500	$—	$—	$—	$94,500	$94,500
Average Interest Rate	—	—	2.80%	—	—	—
Production Loans (2):
Individual production loans	8,203	206,475	—	—	—	—	214,678	214,678
Average Interest Rate	4.05%	3.86%	—	—	—	—
Film Credit Facility	—	40,625	—	—	—	—	40,625	40,625
Average Interest Rate	—	3.55%	—	—	—	—
Fixed Rates:
Production Loans (3):
Pennsylvania Regional Center production loans	—	—	65,500	—	—	—	65,500	63,196
Average Interest Rate	—	—	1.50%	—	—	—
Principal Amounts of Convertible Senior Subordinated Notes (4):
October 2004 2.9375% Notes	—	—	—	348	—	—	348	228
Average Interest Rate	—	—	—	2.94%	—	—
February 2005 3.625% Notes	23,470	—	—	—	—	—	23,470	23,740
Average Interest Rate	3.63%	—	—	—	—	—
April 2009 3.625% Notes	—	—	—	66,581	—	—	66,581	60,904
Average Interest Rate	—	—	—	3.63%	—	—
Other Financing Obligations (5)	—	3,718	—	—	—	—	3,718	3,718
Average Interest Rate	—	8.02%	—	—	—	—
Principal Amount of Senior Secured Second-Priority Notes (6)	—	—	—	—	—	436,000	436,000	461,615
Average Interest Rate	—	—	—	—	—	10.25%
	$31,673	$250,818	$160,000	$66,929	$—	$436,000	$945,420	$963,204
 ____________________

(1)	Senior revolving credit facility, which expires July 25, 2013 bears interest of 2.50% over the Adjusted LIBOR rate.

(2)
Amounts owed to film production entities on anticipated delivery date or release date of the titles or the contractual due dates of the obligation. Production loans of $214.7 million incur interest at rates ranging from approximately 3.55% to 4.25%. Not included in the table above are approximately $30.0 million of production loans which are non-interest bearing.

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
As of December 31, 2011, the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures were effective as of December 31, 2011.
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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Other than as set forth below and as set forth in the Company's Quarterly Report on Form 10-Q for the second quarter ended September 30, 2011, there were no other material changes to the risk factors previously reported in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011.

An increase in the ownership of our common shares by certain shareholders could trigger a change in control under the agreements governing our long-term indebtedness.

The agreements governing certain of our long-term indebtedness contain change in control provisions that are triggered when any of our shareholders, directly or indirectly, acquires ownership or control in excess of a certain percentage of our common shares. As of January 13, 2012, three of our shareholders, Mark H. Rachesky, M.D., FMR LLC and Capital Research Global Investors, and their respective affiliates, beneficially owned approximately 35.8%, 9.8% and 8.8%, respectively, of our outstanding common shares.

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

We are subject to risks associated with possible acquisitions, business combinations, or joint ventures. From time to time, we engage in discussions and activities with respect to possible acquisitions, sale of assets, business combinations, or joint ventures intended to complement or expand our business, some of which may be significant transactions for us. For instance, in January 2012, we purchased all of the membership interests of Summit Entertainment, LLC, in July 2010, we formed Pantelion Films, in April 2010, we formed Tiger Gate, in February 2009, we acquired TV Guide Network and related assets, and in April 2008, we formed EPIX. We may not realize the anticipated benefit from any of the transactions we pursue. Regardless of whether we consummate any such transaction, the negotiation of a potential transaction (including associated litigation and proxy contests), as well as the integration of the acquired business, could require us to incur significant costs and cause diversion of management's time and resources. Any such transaction could also result in impairment of goodwill and other intangibles, development write-offs and other related expenses. Any of the foregoing could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Securities

On May 31, 2007, our Board of Directors authorized the repurchase of up to $50 million of our common shares. Thereafter, on each of May 29, 2008 and November 6, 2008, as part of its regularly scheduled meetings, our Board of Directors authorized the repurchase up to an additional $50 million of our common shares, subject to market conditions. The additional resolutions increased the total authorization to $150 million. The common shares may be purchased, from time to time, at the Company's discretion, including the quantity, timing and price thereof. Such purchases will be structured as permitted by securities laws and other legal requirements. During the period from the authorization date through December 31, 2011, 6,787,310 shares have been repurchased at a cost of approximately $65.2 million (including commission costs). The share repurchase program has no expiration date.

There were no purchases of shares of our common stock by us during the three months ended December 31, 2011.

Item 3. Defaults Upon Senior Securities.
None

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit Number	Description of Documents

3.1 (1)	Articles

3.2 (2)	Notice of Articles

3.3 (3)	Vertical Short Form Amalgamation Application

3.4 (3)	Certificate of Amalgamation

10.82 (4)	Underwriting Agreement, dated October 13, 2011, by and among Lions Gate Entertainment Corp., the selling shareholders named therein and Piper Jaffray & Co., as underwriter.

10.83 (5)
Membership Interest Purchase Agreement, dated as of January 13, 2012, among Lions Gate Entertainment Corp., LGAC 1, LLC, LGAC 3, LLC, Summit Entertainment, LLC, S Representative, LLC and the several sellers party thereto

10.84 (6)	Purchase Agreement, dated January 11, 2012 by and among Lions Gate Entertainment Inc., Lions Gate Entertainment Corp. and Kornitzer Capital Management, Inc.

10.85*
Credit, Security, Guaranty and Pledge Agreement dates as of January 13, 2012 among Summit Entertainment, LLC, as Borrower, the Guarantors referred to therein, the Lenders referred to therein, and JPMorgan Chase Bank, N.A., as Administrative Agent for the Lenders.

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 (7)
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011 formatted in Extensible Business Reporting Language (XBRL): (i ) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Shareholder’s Equity, (iv) the Condensed consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements

 __________________

(1)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005 as filed on June 29, 2005.

(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2010, as filed on February 9, 2011

(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007 as filed on May 30, 2007.

(4)	Incorporated by reference as Exhibit 1.1 to the Company's Current Report on Form 8-K as filed on October 13, 2011.

(5)	Incorporated by reference as Exhibit 2.1 to the Company's Current Report on Form 8-K as filed on January 17, 2012.

(6)	Incorporated by reference as Exhibit 4.1 to the Company's Current Report on Form 8-K as filed on January 17, 2012.

(7)
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

LIONS GATE ENTERTAINMENT CORP.

		By:	/s/ James Keegan
			Name:	James Keegan
Date:	February 9, 2012		Title:	Duly Authorized Officer and Chief Financial Officer