Form 10-K
period 2012-03-31
LIONS GATE ENTERTAINMENT CORP /CN/
filed 2012-05-30
CIK 929351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2012
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File No.: 1-14880
LIONS GATE ENTERTAINMENT CORP.
(Exact name of registrant as specified in its charter)

British Columbia, Canada	N/A
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1055 West Hastings Street, Suite 2200 Vancouver, British Columbia V6E 2E9	2700 Colorado Avenue, Suite 200 Santa Monica, California 90404
(877) 848-3866	(310) 449-9200
(Address of Principal Executive Offices, Zip Code)
Registrant’s telephone number, including area code:
(877) 848-3866
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Shares, without par value	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
___________________________________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 30, 2011 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $484,438,857, based on the closing sale price as reported on the New York Stock Exchange.
As of May 25, 2012, 144,245,849 shares of the registrant’s no par value common shares were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A and relating to the registrant’s 2012 annual meeting of shareholders are incorporated by reference into Part III.

FORWARD-LOOKING STATEMENTS

This report includes statements that are, or may deemed to be, “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “potential,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “forecasts,” “may,” “will,” “could,” “would” or “should” or, in each case, their negative or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this report and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, growth, strategies and the industry in which we operate.
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

PART I
ITEM 1. BUSINESS.

Overview

Lions Gate Entertainment Corp. (“Lionsgate,” the “Company,” “we,” “us” or “our”) is a leading global entertainment company with a strong and diversified presence in motion picture production and distribution, television programming and syndication, home entertainment, family entertainment, digital distribution, new channel platforms and international distribution and sales.

In fiscal 2012 (i.e., the twelve-month period ending March 31, 2012), Lionsgate released 14 motion pictures theatrically, which included films developed and produced in-house, films co-developed and co-produced and films acquired from third parties. On January 13, 2012, we acquired Summit Entertainment, LLC (“Summit”), an independent worldwide theatrical motion picture development, production, and distribution studio. In calendar 2011, Summit released 8 motion pictures theatrically, which included films developed and produced in-house, films co-developed and co-produced and films acquired from third parties. In fiscal 2013, we intend to release approximately 20 motion pictures theatrically, with a smaller theatrical slate of approximately 12 to 14 titles per year to follow for fiscal years thereafter.

Our television business consists of the development, production, syndication and distribution of television productions. We currently produce and syndicate 19 television shows, which air on 14 networks and distribute over 200 series worldwide. In fiscal 2013, we expect to grow our television business through continued production and distribution of original content.

We distribute our library of approximately 13,000 motion picture titles and television episodes and programs directly to retailers, rental kiosks, through various digital media platforms, and pay and free television channels in the United States (the “U.S.”), the United Kingdom (the “U.K.”) and Ireland, and indirectly to other international markets through our subsidiaries and various third parties. We also distribute product through the following joint ventures:

•
Celestial Tiger Entertainment Limited (“Celestial Tiger Entertainment”), our joint venture with Saban Capital Group, Inc. (“SCG”) and Celestial Pictures, a company wholly-owned by Astro Malaysia Holdings Sdn Bhd (“Celestial Pictures”);

•	Horror Entertainment, LLC (“FEARnet”), our joint venture with Sony Pictures Television Inc. (“Sony”) and Comcast Corporation (“Comcast”);

•	Studio 3 Partners LLC (“EPIX”), our joint venture with Viacom Inc. (“Viacom”), its Paramount Pictures unit (“Paramount Pictures”) and Metro-Goldwyn-Mayer Studios Inc. (“MGM”); and

•
TV Guide Network, TV Guide Network On Demand and TV Guide Online (www.tvguide.com) (collectively, “TV Guide Network”), our joint ventures with One Equity Partners (“OEP”), the global private equity investment arm of JPMorgan Chase & Co.

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

Historically, we have made numerous acquisitions that are significant to our business and we may continue to make such acquisitions in the future. In this regard, we have acquired, integrated and/or consolidated into our business the following:

•	Summit, an independent worldwide theatrical motion picture development, production, and distribution studio (acquired in January 2012);

•	Mandate Pictures LLC (“Mandate Pictures”), a worldwide independent film producer, financier and distributor (acquired in September 2007);

•	Debmar-Mercury, LLC (“Debmar-Mercury”), a media company specializing in syndication, network, cable and ancillary markets (acquired in July 2006);

•	Redbus Film Distribution Ltd. and Redbus Pictures (collectively, “Redbus” and currently, Lions Gate UK Limited (“Lionsgate UK”), a U.K. based independent film distributor (acquired in October 2005);

•
Certain of the film assets and accounts receivable of Modern Entertainment, Ltd. (“Modern Entertainment”), a licensor of film rights to distributors, broadcasters and cable networks (acquired in August 2005);

•	Artisan Entertainment, Inc. (“Artisan Entertainment”), a diversified motion picture, family and home entertainment company (acquired in December 2003); and

•	Trimark Holdings, Inc. (“Trimark”), a worldwide distributor of entertainment content (acquired in October 2000).

As part of this strategy, we also have acquired ownership interests in the following:

•
Celestial Tiger Entertainment (a 16% interest), a diversified media company focusing on the operation of branded pay television channels, content creation and content distribution targeted at Asian consumers (interest acquired in January 2012);

•
Pantelion Films (a 49% interest), a studio designed to produce and distribute a slate of English and Spanish language feature films to target Hispanic moviegoers in the U.S. (interest acquired in July 2010);

•	TV Guide Network (a 51% interest), an entertainment channel featuring original and acquired programming (interest acquired in February 2009 and a 49% interest sold to OEP in May 2009);

•	EPIX (a 31.2% interest), a premium entertainment service available on television, video-on-demand (“VOD”), online and consumer electronic devices (interest acquired in April 2008);

•	Elevation Sales Limited (“Elevation”) (a 50% interest), a U.K. based home entertainment distributor (interest acquired in July 2007);

•	Roadside Attractions, LLC (“Roadside Attractions”) (a 43.0% interest), an independent theatrical distribution company (interest acquired in July 2007);

•	NextPoint, Inc. (“Break Media”) (a 42.6% interest), a creator, publisher, and distributor of digital entertainment content (interest acquired in June 2007); and

•	FEARnet (a 34.5% interest), a multiplatform programming and content service provider (interest acquired in October 2006).

Our investments, acquisitions and joint ventures support our strategy of diversifying our company in an attempt to create a multiplatform global industry leader in entertainment. As a corollary to the disciplined approach that we apply to our investments, acquisitions and joint ventures, we are also constantly evaluating our existing properties, libraries and other assets and businesses in order to determine whether they continue to enhance our competitive position in the industry, have the potential to generate significant long-term returns, represent an optimal use of our capital and are aligned with our goal to create a multiplatform global industry leader in entertainment. Consequently, when appropriate, we discuss potential strategic transactions with third parties for purchase of our properties, libraries or other assets or businesses that we factor into these evaluations. As a result of our evaluations, we may, from time to time, determine to sell individual properties, libraries or other assets or businesses. From time to time, we may also enter into additional joint ventures, strategic transactions and similar arrangements for individual properties, libraries or other assets or businesses.

Summit Acquisition

On January 13, 2012, we acquired Summit, an independent worldwide theatrical motion picture development, production and distribution studio. Founded in 1993, Summit initially operated as an international sales company which became one of the leaders in the industry, due to, among other things, its strong relationships with international distributors. From 1993 to 2007, Summit was responsible for selling or distributing many notable films in the international market including American Pie, Die Hard 3, Donnie Brasco, Babel and Michael Clayton, among others. In addition, Summit co-produced the Step Up franchise with Walt Disney Studios Motion Pictures, as well as Mr. and Mrs. Smith, which both generated, in the aggregate, over $900 million in worldwide box office.

In 2007, Summit expanded its business into domestic distribution. Since 2007, Summit has won the 2009 Academy Award® for Best Picture for The Hurt Locker and has developed, produced and distributed one of the top film franchises in the world, Twilight. Over the last four years, Summit has produced and/or distributed 31 films, grossing over $1.6 billion in total domestic box office and over $3.0 billion in worldwide box office.

We believe that the acquisition of Summit has united two leading independent studios with powerful brands and complementary assets, solidifying our position as one of the world's largest and most diversified independent entertainment companies. By acquiring Summit, we enhanced our feature film and home entertainment offerings and further broadened our filmed entertainment library to include approximately 60 additional titles. Further, we believe that the integration of both Summit's domestic and international operations enhance our production and distribution capabilities, and extend the combined company's worldwide reach, creating a leading international sales organization.

We also believe that we have positioned ourselves as a leading supplier of content and as a market leader for the young adult audience with the Twilight and Hunger Games franchises. The Twilight franchise is one of the most successful film series ever produced, with approximately $2.5 billion generated in worldwide box office receipts from the first four pictures, Twilight, The Twilight Saga: New Moon, The Twilight Saga: Eclipse, and The Twilight Saga: Breaking Dawn - Part 1. The franchise is based on Stephenie Meyer's successful book series, which has sold over 116 million copies worldwide, and was the best-selling series in 2008 and 2009 with 29 million and 26.5 million copies sold, respectively. The Twilight Saga: Breaking Dawn - Part 2, a film based on the fourth book of the series is expected to be released on November 16, 2012. The Hunger Games, a film based on the first of the best-selling trilogy of books by author Suzanne Collins (consisting of The Hunger Games, Catching Fire and Mockingjay), has generated over $395 million in domestic box office and over $640 million in worldwide box office to date and was the number one movie in the U.S. for 4 consecutive weeks. There are currently more than 36.5 million copies of The Hunger Games trilogy in print in the U.S. (17.5 million copies of The Hunger Games, 10 million copies of Catching Fire and 9 million copies of Mockingjay). The Hunger Games has spent more than 180 consecutive weeks to date on The New York Times bestseller list since publication in September 2008, and has also appeared consistently on USA Today and Publishers Weekly bestseller lists. The Hunger Games: Catching Fire, a film based on the second book of the series is expected to be released on Thanksgiving weekend of 2013.

Our Industry

Motion Pictures

General. According to the Motion Picture Association of America's U.S. Theatrical Market Statistics 2011, domestic box office (which includes the U.S. and Canada) for calendar 2011 was $10.2 billion, down 4% compared to $10.6 billion in calendar 2010, but up 6% from five years ago. The 3-D market was down $400 million in box office in 2011 compared to 2010, while 2-D box office in 2011 was consistent with 2010. In 2011, the top 25 domestic box office earning films included The Twilight Saga: Breaking Dawn - Part 1, which, to date, has earned over $280 million in domestic box office (and $700 million in worldwide box office).

Worldwide box office for all films released in each country around the world reached $32.6 billion in 2011, up 3% over 2010's total. The increase was due to international box office of $22.4 billion, up 7% compared to 2010, due to growth in each geographic region, including 4% in Europe Middle East and Africa, 24% in Latin America and 6% in Asia Pacific. International box office, in U.S. dollars, is up 35% from five years ago.

Competition. The “major studios,” traditionally regarded in the entertainment industry to mean Paramount Pictures, Sony, Twentieth Century Fox, Universal Pictures, Walt Disney Studios and Warner Bros., have historically dominated the motion picture industry. These studios, all of which are owned by media conglomerates with a variety of operations, have historically produced and distributed the majority of theatrical motion pictures released annually in the U.S.

Competitors less diversified than the “major studios” include such companies as DreamWorks Animation SKG, Relativity Media, The Weinstein Company and MGM. These “independent” studios, including many smaller production companies, have also played an important role in the worldwide feature film market. The films from these studios continue to gain wider market approval and increased share of overall box office receipts and compete with the “major studios” for theatrical market share.

Lionsgate is a leading global entertainment company that competes directly with all studios in its various businesses.  However, it operates with a different business model than the "major studios," typically emphasizing a lower cost structure, risk mitigation, reliance on financial partnerships and innovative financial strategies.  Lionsgate's cost structures are designed to utilize its flexibility and agility as well as the entrepreneurial spirit of its employees, partners and affiliates.

Product Life Cycle. In general, the economic life of a motion picture consists of its exploitation in theaters and in ancillary markets such as through home entertainment, pay-per-view, VOD, electronic-sell-through (“EST”), subscription video-on-demand (“SVOD”), digital rentals, pay television, broadcast television, foreign and other markets. Successful motion pictures may continue to play in theaters for more than three months following their initial release. Concurrent with their release in the U.S., motion pictures are generally released in Canada and may also be released in one or more other foreign markets. After the initial theatrical release, distributors seek to maximize revenues by releasing movies in sequential release date windows, which are generally exclusive against other non-theatrical distribution channels:
Typical Film Release Windows*

Months After
Release Period	Initial Release
Theatrical	—
Premium VOD	2-3 months
Home entertainment (DVD/Blu-ray/EST), VOD, pay-per-view	4-7 months
Pay television	9-15 months**
Subscription VOD	9-15 months
Network television (free and basic)	27-30 months
Licensing and merchandising	Concurrent
All international releasing	Concurrent
___________________________________

*	These patterns may not be applicable to every film, and may change based on release patterns, new technologies and product flow.
**	First pay television window.

International theatrical distribution (outside of the U.S. and Canada) generally follows the same cycle as domestic theatrical distribution. Historically, the international distribution cycle begins a few months after the start of the domestic distribution cycle. However, due, in part, to international box office growth, as well as the increasing sophistication of film piracy operations in international markets and the ease with which the DVD format can be copied, a much higher percentage of films are being released simultaneously to the U.S. and international markets, or even earlier in international markets altogether.
Home Entertainment

Home entertainment distribution involves the marketing, promotion and sale and/or lease of DVDs and Blu-ray discs to wholesalers and retailers who then sell or rent the DVDs and Blu-ray discs to consumers for private viewing, and through a broad range of various digital media platforms.

According to the Digital Entertainment Group (the “DEG”), home entertainment spend, including on-demand, declined by about 2% in calendar 2011versus calendar 2010 to about $18.0 billion. Although calendar 2011 marked another year of declining consumer spend for home entertainment, the decline was smaller than that in 2010 due to growth in digital platforms and significant gains in Blu-ray spend, especially during the latter half of 2011. In fact, home entertainment spend grew during the second half of 2011 versus the second half of 2010. Moreover, home entertainment spend was up 2.5% in the first quarter of calendar 2012 compared to the first quarter of calendar 2011. Generally, improving conditions in the overall economy has been cited as a reason for such strengthening in home entertainment spend.

Recent strength in the home entertainment sector has been driven, in part, by increased Blu-ray penetration. The DEG estimates that the number of Blu-ray playback devices in U.S. households increased to nearly 40 million in 2011, up 38% from the previous year. The number of Blu-ray homes continues to climb, with 2.4 million players sold in the first quarter of 2012. Accordingly, the total household penetration of all Blu-ray compatible devices currently stands at more than 40.8 million U.S. homes. Similarly, the 2011 home entertainment market continued to be bolstered by the steady growth of Blu-ray disc sales, as spend rose by 20% in 2011 compared to 2010, with spend stronger by more than 25% during the second half of 2011 compared to the second half of 2010. More recently, Blu-ray disc sales for the first quarter of 2012 jumped 23% compared to the same period last year.

Digital distribution (which includes EST, VOD and SVOD) has also become a growing factor in the home entertainment market. Indeed, consumer spend on digital distribution grew 51% in 2011, making a notable contribution to the overall home entertainment mix. Growth in digital distribution is expected in the future and continued growth of higher-margin digital businesses will tend to exert upward pressure on home entertainment growth margins.

Digital Media

Digital distribution involves delivering content by electronic means to consumer devices including in-home devices (such as smart televisions, Blu-ray players and game consoles) and mobile devices (such as smart phones, tablets, and personal computers). According to the DEG, digital distribution contributed materially to the home entertainment sector in calendar 2011, with consumer spending on VOD, EST and SVOD up a combined 51% to $3.4 billion. Specifically, SVOD grew to approximately $1 billion for 2011, versus non-meaningful spend in calendar 2010, while VOD and broadband EST grew to approximately $1.9 billion, up 7% for 2011, and approximately $554 million, up 9% for 2011, respectively. Further, VOD significantly offset the decline of the entire home entertainment rental category in 2011. Without VOD, rental was down 3% for 2011; with VOD, rental was down less than 1% to $7.5 billion.  Indeed, during the second half of calendar 2011, digital growth was sufficient to offset home entertainment packaged declines, resulting in overall home entertainment spend growth during the last six months of calendar 2011.  Continued growth in digital distribution is expected in the future.

Television Programming

The market for television programming consists of buyers such as broadcast television networks (ABC, CBS, CW, Fox and NBC), pay and basic cable networks (such as AMC, HBO, MTV, Showtime, Starz, Turner, TV Guide, VH1 and USA) and syndicators of first-run programming (such as Debmar-Mercury, Sony Pictures Television, and CBS Television Distribution), which license programs on a station-by-station basis. In addition to these traditional players, there are an increasing number of new distribution platforms including digital media platforms such as iTunes, Amazon, Microsoft's X-BOX, Sony's Playstation Network, Netflix, Best Buy/CinemaNow, Hulu, YouTube, and Wal-Mart/Vudu, who acquire original and library programming. This growing marketplace is creating more demand for content and more licensing opportunities for new and existing television programs.

The Company

Production

Motion pictures

The motion picture industry is generally composed of two major business segments: production and distribution. Production consists of “greenlighting” and financing motion pictures, as well as the development of a screenplay, the actual filming activities and post-filming editing/post-production process. We take a disciplined approach to film production with the goal of producing content that we can distribute to theatrical and ancillary markets, which include home entertainment, pay and free television, on-demand services and digital media platforms, both domestically and internationally.

In fiscal 2012, we produced, participated in the production of, completed or substantially completed principal photography (the phase of film production during which most of the filming takes place) of the following motion pictures:

•	Good Deeds (released in February 2012)

•	The Hunger Games (released in March 2012)

•	What To Expect When You're Expecting (released in May 2012)

•	Tyler Perry's Madea's Witness Protection (expected June 2012 release)

•	Step Up Revolution (expected July 2012 release)

•	The Possession (expected August 2012 release)

•	The Perks of Being A Wallflower (expected September 2012 release)

•	The Twilight Saga: Breaking Dawn - Part 2 (expected November 2012 release)

•	The Last Stand (expected calendar 2013 release)

•	Warm Bodies (expected calendar 2013 release)

•	Now You See Me (expected calendar 2013 release)

•	Tyler Perry's The Marriage Counselor (expected calendar 2013 release)

•	Tyler Perry's We The Peoples (expected calendar 2013 release)

•	Nurse 3D (expected calendar 2013 release)

In fiscal 2013, we are producing or participating in the production, or are currently in or slated for production, of the following motion pictures:

•
Jessabelle - After a devastating car accident, Jessie returns to Louisiana, her estranged father and the crumbling bayou mansion of her childhood. When she finds videotapes of tarot readings her mother made for her before dying in childbirth, a ghostly presence in the house shows Jessie her mother's predictions may be terrifyingly accurate.

•	Stand Up Guys - A biting comedic escapade about two old friends, each retired hit men, whose plan for a big night exposes a deadly secret.

•	Red 2 - The sequel to Red, reuniting a team of retired CIA operatives as they use their old-school style to take on a new set of enemies.

•
The Hunger Games: Catching Fire - Based on the second book in Suzanne Collins' bestselling series. It chronicles the life of Katniss Everdeen after she emerges from the 74th Annual Hunger Games victorious- but far from safe. Even as she becomes an unwitting symbol of the rebellion mounting in the districts, Katniss never loses sight of her commitment to protect her family.

•
School Dance - A contemporary coming of age comedy that chronicles Jason Jackson's quest to make an impression on the girl of his dreams, and gain acceptance into the most exclusive clique in his school at the school dance lock-in.

•
Dirty Dancing - A musical reinvention of the 1980's blockbuster classic that plays tribute to the emotional excitement of first love, the thrills and complexity of sexual awakening, and the soul stirring power of dance. The classic tale of teen-age Baby's forbidden romance with Johnny Castle will be told like it has never been told before, incorporating classic songs from the 60's, hits from the original film, and brand new compositions. This new experience of a timeless story will allow a whole new generation to have the time of their lives.

•
They Came Together - When Joel and Molly meet, it's hate at first sight: his big corporation is the one that threatens to shut down her quirky knick-knack store. But amazingly, they fall in love, until they break up about two thirds of the way through. But then right at the end…well you'll just have to see. (Hint: He makes a big speech and they get back together.)

Our production team attempts to produce films with disciplined budgets that have commercial potential. In general first, our production division reviews hundreds of scripts and original intellectual property, looking for material that will attract top talent (primarily actors and directors). We then actively develop a small number of such scripts, working with the major talent agencies and producers to recruit talent that appeals to the film's target audience. We believe the commercial and/or critical success of our films should enhance our reputation and continue to give us access to top talent, scripts and projects. We often develop films in targeted niche markets in which we can achieve a sustainable competitive advantage, as evidenced by the successes of our young-adult films, including the Twilight series and The Hunger Games, our horror films, including the Saw franchise, and our urban films, including the Tyler Perry franchise.

The decision whether to “greenlight” (or proceed with production of) a film is a diligent process that involves many of our key executives. Generally, the production division presents projects to a committee comprised of the heads of our production, theatrical distribution, home entertainment, international distribution, legal and finance departments. In this process, scripts are evaluated for both artistic merit and commercial viability. The committee considers the entire package, including the script, the talent that may be attached or pursued and the production division's initial budget. They also discuss talent and story elements that could make the project more successful. Next, the heads of domestic and international distribution prepare estimates of projected revenues and the costs of marketing and distributing the film. Our finance and legal professionals then review the projections and financing options, and the committee decides whether the picture is worth pursuing by balancing the risk of a production against its potential for financial success or failure. The final “greenlight” decision is made by our corporate senior management team, headed by the Co-Chairs of our Motion Picture Group and our Chief Executive Officer.

We typically seek to mitigate the financial risk associated with film production by negotiating co-production agreements (which provide for joint efforts and cost-sharing between us and one or more third-party production companies) and pre-selling international distribution rights on a selective basis (which refers to licensing the rights to distribute a film in one or more media generally for a limited term, in one or more specific territories prior to completion of the film). We often attempt to minimize our production exposure by structuring agreements with talent that provide for them to participate in the financial success of the motion picture in exchange for reducing guaranteed amounts to be paid, regardless of the film's success (referred to as “up-front payments”).

In addition, many states and foreign countries have implemented incentive programs designed to attract film production to their jurisdiction as a means of economic development. Government incentives typically take the form of sales tax refunds, transferable tax credits, refundable tax credits, low interest loans, direct subsidies or cash rebates, which are calculated based on the amount of money spent in the particular jurisdiction in connection with the production. Each jurisdiction determines the regulations that must be complied with, as well as the conditions that must be satisfied, in order for a production to qualify for the rebate. We use certain Canadian tax credits, international tax structures and subsidy programs, domestic state tax incentives and/or programs (in such states as Connecticut, Georgia, Louisiana, North Carolina, New Mexico, New York and Pennsylvania) and other structures that may help reduce our financial risk.

Television

Our television business consists of the development, production, syndication and distribution of television programs. We license our television productions to the domestic cable, free and pay television markets, as well as through various digital platforms. As with film production, we use similar tax credits, subsidies, incentives and programs for television production in order to employ fiscally responsible deal structures.

Over the past 10 years, our television programming has earned 98 Emmy® Award nominations, has won 19 Emmy® Awards, and has been nominated and won numerous Golden Globe® Awards and Screen Actors Guild Awards®. In fiscal 2012, we produced 19 television shows, aired original programming on 14 networks and distributed over 200 series worldwide.

Series. Domestic television programming may include one-hour and half-hour scripted and reality programming. In fiscal 2012, we produced the following episodes of domestic television programming:

•	13 episodes of the fifth season of the award-winning series Mad Men, a one-hour drama for AMC;

•	13 episodes of the seventh season of the award-winning series Weeds, a half-hour comedy for Showtime;

•	10 episodes of the fourth season of the award-winning series Nurse Jackie, a half-hour comedy for Showtime;

•	13 episodes of the third season of Blue Mountain State, a half-hour comedy for Spike TV; and

•	8 episodes of the first season of Boss, a one-hour drama for Starz.

In fiscal 2013, we expect to produce the following episodes of domestic television programming:

•	13 episodes of the sixth season of Mad Men;

•	14 episodes of the eighth season of Weeds;

•	10 episodes of the second season of Boss for Starz;

•	A minimum of 10 episodes of the first season of Anger Management, a half-hour comedy for FX;

•	13 episodes of the first season of Orange Is The New Black, a half-hour comedy for Netflix;

•	6 episodes of the first season of Next Caller, a half-hour comedy for NBC;

•	13 episodes of the first season of Nashville, a one-hour drama for ABC; and

•	Other various proposed pilots and television series that may be delivered in the fiscal year.

Recent developments

In May 2012, we delivered two network pilots, both of which were ordered to series: Nashville, a drama for ABC about love, country music, family, politics and sex set in Nashville, being produced pursuant to a development and production deal with Emmy Award® winning and Academy Award® nominated reality producer and documentary filmmaker R.J. Cutler; and Next Caller, a comedy for NBC about a brash alpha male DJ and his feminist co-host set in the office of a satellite radio station.

In May 2012, we announced that we had partnered with television and music entrepreneur and producer Simon Fuller to develop a contemporary television musical drama chronicling the lives and loves of a young California rock and roll band.

In March 2012, the Company announced that it had entered into a partnership with Thunderbird Films, a television production, distribution and financing company, to produce programming for broadcast and cable networks. Frank Giustra, a director and former founder of the Company, owns an interest in Thunderbird Films. The venture, Sea To Sky Entertainment (“Sea To Sky”), will generate a broad range of scripted programming for mainstream commercial audiences in the U.S. and Canada.  Sea To Sky, which will be jointly managed, will share production and distribution costs for series picked up by television networks, allowing co-funding of network television programming while mitigating risk. Current projects include a one-hour drama from Dennis Lehane, the author of Mystic River and Gone Baby Gone, and a limited series for international coproduction based on the upcoming book "An Uncommon Youth," a first person account of the events and family dysfunction surrounding the Getty kidnapping in Italy in the 1970's.

In January 2012, we announced that we had entered into a long-term programming and development venture with Groupo Televisa, S.A.B. (“Televisa”) to create English language television content for U.S. broadcast and cable networks. The partnership, which includes a development fund designed to attract quality talent to approximately six to eight projects a year, will develop scripted and unscripted English language original programming as well as format adaptations from Televisa's vast library of titles, including the leading telenovelas in the world to be produced in English. Current projects include the following: From Prada To Nada, Pantelion's debut film being developed as a comedy television series; Badlands, a scripted drama in partnership with ABC Studios based on Televisa's runaway hit Soy Tu Duena, a successful telenovela; the poignant Terminales for ABC Family; and Teresa, based on another Televisa telenovela.

In November 2011, Netflix ordered Orange Is The New Black, an original comedy series created by Jenji Kohan, the creator, executive producer and show runner of Weeds. The series, based on Piper Kerman's memoir “Orange Is The New Black: My Year In a Women's Prison,” is the second original series ordered by Netflix.

In October 2011, we entered into a three-year joint television venture with Banca Studio, a company formed by Roy Bank, a reality producer (Are You Smarter Than a 5th Grader?) and former President of Television for Merv Griffin Entertainment. As part of the venture, we purchased the slate of production and development originated under Mr. Bank's tenure at Merv Griffin Entertainment, including the NBC game show It's Worth What?, hosted by Cedric the Entertainer, Bloomberg Television's The Mentor, and ABC's Million Dollar Mind Game.

In July 2011, we announced that FX had ordered Charlie Sheen's Anger Management, a new sitcom loosely based on Revolution Studios' 2003 hit comedy feature of the same name. The series will air exclusively on FX beginning in June 2012.

In March 2011, we entered into an agreement with reality producer and development executive Eli Frankel, formerly with Magical Elves Entertainment (Project Runway, Top Chef), to create non-scripted programming for our television division.

Animation

We are, from time to time, involved in the development, acquisition, production and distribution of animation projects for full theatrical release, television and DVD release.

DVD production - In the past several years, we have released several direct-to-video animated movies with Marvel including Ultimate Avengers, Ultimate Avengers 2, The Invincible Iron Man, Doctor Strange, Next Avengers: Heroes of Tomorrow, Hulk vs. Thor/ Wolverine, Planet Hulk and Thor, Tales of Asgard. In the third quarter of fiscal 2012, we began production on Tyler Perry's first animated feature, Tyler Perry's Madea's Kids, which will bring his most famous characters, including Madea, into animation for the first time. We anticipate delivery of this feature in the third quarter of fiscal 2014.

Television production - In 2009, we delivered 26 half-hours and five films of a comedic action adventure series titled Speed Racer: The Next Generation (based on the well-known franchise Speed Racer ) to Nickelodeon Networks, which was produced by Animation Collective of New York City. All 26 episodes aired in fiscal 2009. A second 26 half-hour season of the adventure series was ordered and is being produced by Toonz Entertainment, Kick Start Productions and Animation Collective. The first 15 of these episodes have aired on Nickelodeon Network's Nick Toons, and we expect the balance of such order to be fully delivered in the second quarter of fiscal 2013. Additionally, three DVDs of Speed Racer, The Next Generation have already been released.

Theatrical films - In September 2010, we released Alpha and Omega, a 3-D animated film starring Justin Long, Hayden Panettiere, Christina Ricci, Danny Glover and Dennis Hopper, with our partner, Crest Animation. The film was the first picture developed under a co-finance deal with Crest Animation and is from the creator of Open Season, a Sony Pictures Animation CGI film. Building on our relationship with Crest Animation, in February 2010, we announced our second production in a multi-picture deal, Norm of the North. We anticipate delivery of this animated movie by the fall of 2013, which we will distribute domestically.

Music

Our music department creatively oversees music for our theatrical and television slates, as well as the music needs of other areas within our company. Our music strategy is to service the creative divisions' music needs, while striving to exploit the music assets we acquire from their activities.  Unlike music publishers, whose revenue has historically been dependent upon royalties generated by record sales, our publishing revenue derives primarily from performance royalties generated by the theatrical exhibition of our films and the television broadcast of our productions.

Music released for our theatrical slate includes overseeing songs, scores and soundtracks for all of our productions, co-productions and acquisitions. In fiscal 2012, through our label partner Universal Republic, we released the critically acclaimed soundtrack The Hunger Games Songs from District 12 and Beyond, which debuted at number one on the Billboard 200 chart, only one of 16 soundtracks to ever achieve this status. The album also premiered at number one on iTunes top albums chart as well as number one on iTunes soundtrack chart within hours of release. The album was certified gold after 12 days and is currently approaching platinum certification with sales at greater than 720,000 units. Additionally, we released through Universal Republic the score album, The Hunger Games: Music from the Motion Picture, by composer James Newton Howard.  The score album debuted at number two on iTunes soundtrack chart (just behind The Hunger Games Songs from District 12 and Beyond) and has sold over 30,000 units to date. Further, "Music Videos And Performances From The Twilight Saga Soundtracks: Volume 1,” a collection of music videos and live performances from bands featured on the soundtracks from the first three Twilight films was also released in fiscal 2012. Moreover, the first single from The Twilight Saga, Breaking Dawn - Part 1, "It Will Rain," by Grammy Award-winning Bruno Mars, has sold over 2 million copies to date, and the film's soundtrack, released in November 2011, has been certified gold for sales of 500,000 albums. Finally, in fiscal 2012, we also released soundtracks to One For The Money (Lakeshore Records), Abduction (Epic Records), Warrior (Lakeshore Records), Conan The Barbarian 3D (Warner Brothers Records) and The Devil's Double (Lakeshore Records). In fiscal 2013, we released soundtracks for What To Expect When You're Expecting, The Cabin in The Woods, and Safe, and expect to release soundtracks for The Possession and The Hunger Games: Catching Fire. Furthermore, we will continue our artist outreach by hosting a music component of the Sundance Film Festival, “A Celebration of Music in Film,” in addition to the Los Angeles Film Festival's inaugural film music concert.

Music released for our television slate includes overseeing songs, scores and soundtracks for all of our television productions. In fiscal 2012, we released Zou Bisou Bisou, a vinyl single and accompanying digital download derived from Jessica Paré's (Megan Draper) on-screen performance in the first episode of season 5 of Mad Men, which hit number one in Billboard's World Music Chart of Digital Songs. We also used a Beatles original master recording, "Tomorrow Never Knows," the final track of The Beatles' 1966 studio album Revolver, on Mad Men, the very first time it has been featured on television. Additionally, in collaboration with FEARnet.com, we released an original soundtrack for Friday the 13th and for Boss, which featured a collaboration of “Satan Your Kingdom Must Come Down” between Robert Plant and Boss composer Brian Reitzell, yielding the show's evocative main title theme. In fiscal 2013, we intend to release new soundtracks for Mad Men and Nurse Jackie, develop new music for Nashville, revisit our successful covers campaign for the “Little Boxes” main title theme for Weeds, and provide music for new series including Anger Management, Next Caller and Orange Is The New Black.

Distribution

Domestic theatrical distribution

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
Over the past five years, motion pictures that Lionsgate has released include the following in-house productions or co-productions:

Release Date	Title	Principal Actors
2008	Saw V	Tobin Bell, Scott Patterson, Costas Mandylor
	Tyler Perry's The Family That Preys	Tyler Perry, Alfre Woodward, Sanaa Lathan, Kathy Bates, Taraji P. Henson
	Tyler Perry's Meet The Browns	Tyler Perry, Angela Bassett, Rick Fox, Sofia Vergara
	The Spirit	Gabriel Macht, Samuel Jackson, Scarlett Johansson, Eva Mendes
	The Eye	Chloe Moretz, Jessica Alba, Parker Posey
	My Best Friend's Girl	Alec Baldwin, Dane Cook, Jason Biggs, Kate Hudson
2009	Saw VI	Tobin Bell, Costas Mandylor, Mark Rolston
	Tyler Perry's I Can Do Bad All By Myself	Tyler Perry, Taraji P. Henson, Adam Rodriguez, Mary J. Blige
	My Bloody Valentine 3-D	Jensen Ackles, Jamie King, Kerr Smith
	Gamer	Gerard Butler, John Leguizamo, Milo Ventimiglia, Kyra Sedgwick
2010	Killers	Katherine Heigl, Ashton Kutcher, Tom Selleck, Catherine O'Hara
	Tyler Perry's Why Did I Get Married Too?	Tyler Perry, Janet Jackson, Sharon Leal
	Saw 3-D	Tobin Bell, Cary Elwes, Costas Mandylor
	The Next Three Days	Russell Crowe, Elizabeth Banks, Liam Neeson
2011	Tyler Perry's Madea's Big Happy Family	Tyler Perry, Loretta Devine and Bow Wow
	The Lincoln Lawyer	Matthew McConaughey, Marisa Tomei
	Warrior	Joel Edgerton, Nick Nolte, Tom Hardy
	Abduction	Taylor Lautner, Alfred Molina, Lily Collins, Sigourney Weaver
2012	Tyler Perry's Good Deeds	Tyler Perry, Gabrielle Union, Phylicia Rashad, Thandie Newton
	One For The Money	Katherine Heigl, Jason O'Mara, Daniel Sunjata, John Leguizamo
	The Hunger Games	Jennifer Lawrence, Josh Hutcherson, Liam Hemsworth
	What To Expect When You're Expecting	Cameron Diaz, Jennifer Lopez, Elizabeth Banks, Anna Kendrick, Brooklyn Decker

Motion pictures that Lionsgate has acquired and distributed in this same time period include the following:

Release Date	Title	Principal Actors
2008	Transporter 3	Jason Statham, Robert Knepper, Natalya Rudakova
	W	Josh Brolin, Elizabeth Banks, Ellen Burstyn, James Cromwell, Thandie Newton
	The Forbidden Kingdom	Jackie Chan, Jet Li, Michael Angarano
	The Bank Job	Jason Statham, Saffron Burrows, Stephen Campbell Moore
	Rambo	Sylvester Stallone, Graham McTavish, Julie Benz, Matthew Marsden
	Religulous	Bill Maher
2009	Precious	Gabourey Sidibe, Mo'Nique, Paula Patton, Maria Carey, Lenny Kravitz
	The Haunting In Connecticut	Virginia Madsen, Martin Donovan, Elias Koteas
2010	The Expendables	Sylvester Stallone, Eric Roberts, Jason Statham, Jet Li
	Kick-Ass	Nicolas Cage, Christopher Mintz-Plasse, Aaron Johnson, Chloe Moretz
	From Paris With Love	John Travolta, Jonathan Rhys Meyers
	Daybreakers	Ethan Hawke, Willem Dafoe, Sam Neill
	The Last Exorcism	Patrick Fabian, Ashley Bell, Iris Bahr
2011	The Devil's Double	Dominic Cooper, Ludivine Sagnier
	Conan The Barbarian	Jason Momoa, Rachel Nichols, Ron Perlman, Rose McGowan
2012	Cabin in The Woods	Kristen Connolly, Chris Hemsworth, Anna Hutchison

Over the past five years, motion pictures that Summit has released include the following in-house productions or co-productions:

Release Date	Title	Principal Actors
2008	Twilight	Kristen Stewart, Robert Pattinson, Taylor Lautner
2009	The Twilight Saga: New Moon	Kristen Stewart, Robert Pattinson, Taylor Lautner
	Knowing	Nicolas Cage, Rose Byrne
2010	Letters to Juliet	Amanda Seyfried, Gael Garcia Bernal,Vanessa Redgrave, Franco Nero
	Red	Bruce Willis, Morgan Freeman, Helen Mirren, J. Malkovich, Mary-Louise Parker
	Remember Me	Robert Pattinson, Emilie de Ravin, Pierce Brosnan, Lena Olin, Chris Cooper
	The Twilight Saga: Eclipse	Kristen Stewart, Robert Pattinson, Taylor Lautner
2011	The Twilight Saga: Breaking Dawn - Part 1	Kristen Stewart, Robert Pattinson, Taylor Lautner
	A Better Life	Demián Bichir, José Julián, Eddie Sotelo
2012	Man on a Ledge	Sam Worthington, Elizabeth Banks, Jamie Bell

Motion pictures that Summit has acquired and distributed in this same time period include the following:

Release Date	Title	Principal Actors
2008	The Brothers Bloom	Rachel Weisz, Adrien Brody, Mark Ruffalo
2009	Astro Boy	Freddie Highmore, Nicolas Cage, Kristen Bell
	The Hurt Locker	Jeremy Renner, Anthony Mackie, Brian Geraghty
2010	Ghost Writer	Ewan McGregor, Pierce Brosnan, Olivia Williams, Kim Cattrall
2011	Source Code	Jake Gyllenhaal, Michelle Monaghan, Vera Farmiga
	The Three Musketeers	Logan Lerman, Christoph Waltz, Matthew Macfadyen, Ray Stevenson
	50/50	Joseph Gordon-Levitt, Seth Rogen, Anna Kendrick
2012	Gone	Amanda Seyfried, Jennifer Carpenter, Wes Bentley

In the last 14 years, Lionsgate and Summit have distributed films that have earned 66 Academy Award® nominations, won 17 Academy Awards® and have been nominated and won numerous Golden Globe® Awards, Screen Actors Guild Awards®, BAFTA Awards and Spirit Awards.

Our approach to acquiring films for theatrical release is similar to our approach to film production. We generally seek to limit our financial exposure while adding films of quality and commercial viability to our release schedule and our library. The decision to acquire a motion picture for theatrical release entails a process involving our key executives from the releasing, home entertainment and acquisitions departments, as well as corporate executive management. The team meets to discuss a film's expected critical reaction, marketability and potential for commercial success, as well as the cost to acquire the picture, and the estimated distribution and marketing expenses (typically called “P&A” or “prints and advertising”) required to maximize the targeted audience and ancillary market potential after its theatrical release.

We construct release schedules taking into account moviegoer attendance patterns and competition from other studios' scheduled theatrical releases. We also use either wide (generally, more than 2,000 screens nationwide) or limited initial releases, depending on the film. We generally spend significantly less on P&A for a given film than other studios and design our marketing plans to cost-effectively reach a large audience.

In fiscal 2012, Lionsgate released 14 motion pictures theatrically, which included films developed and produced in-house, films co-developed and co-produced and films acquired from third parties. In calendar 2012, Summit released 8 motion pictures theatrically, which included films developed and produced in-house, films co-developed and co-produced and films acquired from third parties.

For fiscal 2013, our proposed theatrical release schedule may include, among others, the following titles:

Title	Summary	Principal Actors	Produced* or Acquired	Anticipated Release Date
Cabin In The Woods**	Five friends go to a remote cabin in the woods. Bad things happen. If you think you know this story, think again.	Chris Hemsworth, Richard Jenkins, Bradley Whitford, Kristen Connolly, Fran Kranz, Sigourney Weaver	Acquired	April 13, 2012
Safe**
An action thriller that follows Luke Wright, a washed up mixed martial arts fighter who ventures into the brutal New York underworld to help a twelve-year-old Chinese math prodigy - and the keeper of a priceless numerical code - escape the violent pursuit of the Chinese Triads, the Russian mob and a corrupt faction of the NYPD.
		Jason Statham, Catherine Chan, Chris Sarandon	Acquired	April 27, 2012

Girl in Progress**
Grace is a single mom. She is too busy juggling work, bills and the very married Dr. Hartford, to give her daughter, Ansiedad, the attention she desperately needs. When Ansiedad's English teacher, Ms. Armstrong, introduces her students to classic coming-of-age stories, Ansiedad is inspired to skip adolescence and jump-start her life without mom. While Grace becomes preoccupied with the increasing affections of her co-worker, Ansiedad enlists the help of her loyal friend, Tavita, to plot her shortcut to "adulthood". But as her misguided plan unravels, Ansiedad and Grace must learn that sometimes growing-up means acting your age.
		Eva Mendes, Matthew Modine, Patricia Arquette, Cierra Ramirez, Eugenio Derbez, Russell Peters	Produced (Pantelion Films)	May 11, 2012
What To Expect When You're Expecting**
Inspired by the New York Times bestseller of the same name- the first book in a series that has sold over 35 million copies worldwide- What To Expect When You're Expecting is a comedy about five couples whose intertwined lives are turned upside down as they experience the trials and triumphs of impending parenthood.
		Cameron Diaz, Jennifer Lopez, Elizabeth Banks, Anna Kendrick, Brooklyn Decker, Chris Rock, Matthew Morrison, Dennis Quaid, Rodrigo Santoro	Produced	May 18, 2012
Tyler Perry's Madea's Witness Protection**
Tyler Perry reprises his role as Madea, America's favorite brash, no-holds-barred Grandma.  When a high-class Connecticut family goes on the run from the mob, Madea begrudgingly opens the doors of her home to them, resulting in an outrageously hilarious culture clash.
		Tyler Perry, Eugene Levy, Doris Roberts, Denise Richards, Devan Leos, Romeo Miller, Tom Arnold	Produced	June 2012
Step Up Revolution***	The next installment in the Step Up franchise, which sets the dancing against the vibrant backdrop of Miami.	Ryan Guzman, Kathryn McCormick, Peter Gallagher	Produced	July 2012
Expendables 2**
The Expendables are back and this time it's personal. Barney Ross and his crew of mercenaries are reunited when Mr. Church enlists the Expendables to take on a seemingly simple job.  But when things go wrong and one of their own is viciously killed, the Expendables are compelled to seek revenge in hostile territory where the odds are stacked against them.
		Sylvester Stallone, Jason Statham, Bruce Willis, Jet Li, Chuck Norris, Jean-Claude Van Damme, Randy Couture, Terry Crews, Dolph Lundgren, Arnold Schwarzenegger	Acquired	August 2012
The Possession**
Based on a true story, The Possession is the terrifying story of how one family must unite in order to survive the wrath of an unspeakable evil.  Clyde and Stephanie Brenek see little cause for alarm when their youngest daughter, Em, becomes oddly obsessed with an antique wooden box she purchased at a yard sale. But as Em's behavior becomes increasingly erratic, the couple fears the presence of a malevolent force in their midst, only to discover that the box was built to contain a dibbuk - a dislocated spirit that inhabits and ultimately devours its human host.
		Jeffrey Dean Morgan, Kyra Sedgwick	Produced	August 2012
The Cold Light of Day***
Will Shaw goes to Spain for a weeklong sailing vacation with his family but his whole world turns upside down when the family is kidnapped by intelligence agents hell-bent on recovering a mysterious briefcase and Will suddenly finds himself on the run.
		Henry Cavill, Sigourney Weaver, Bruce Willis	Acquired	September 2012
Dredd**	Dredd, a futuristic cop combines the power of judge, jury and executioner in Mega City One, a massive city that stretches down the entire East coast of America.	Karl Urban, Olivia Thirlby	Acquired	September 2012
The Perks of Being a Wallflower***
Based on the beloved book, The Perks of Being A Wallflower is a coming of age story about 15-year-old Charlie, an endearing and naïve outsider, coping with first love, the suicide of his best friend, and his own mental illness while struggling to find a group of people with whom he belongs.
		Emma Watson, Logan Lerman	Produced	September 2012

Sinister***
A true crime novelist struggling to find his next big story moves his family into a house where the horrific murder of an entire family took place.  But after finding a box of home videos in which other families are also brutally murdered, his investigation leads him to a supernatural entity that may be placing his own family in harm's way.
		Ethan Hawke	Acquired	October 2012
The Big Wedding**
A poignant comedy about the ties that bind, The Big Wedding centers around Don and Ellie, a long divorced couple being forced to pretend that they are still happily married at their son's wedding. Among all of their family and friends, the hoax snowballs, and the event culminates in a surprise ending that no one could have expected.
		Robert DeNiro, Diane Keaton, Katherine Heigl, Amanda Seyfried, Susan Sarandon, Robin Williams, Topher Grace	Acquired	October 2012
Alex Cross***
A reboot of the character made famous by James Patterson's best-selling book series, Alex Cross follows the young homicide detective/psychologist as he meets his match in serial killer Michael Sullivan a.k.a. Picasso. The two face off in a high-stakes game of cat and mouse, but when the mission gets personal, Cross is pushed to the edge of his moral and psychological limits in this taut and exciting action thriller.
		Tyler Perry, Ed Burns, Matthew Fox	Acquired	October 2012
The Twilight Saga: Breaking Dawn - Part 2***	The astonishing, breathlessly anticipated conclusion to The Twilight Saga, Breaking Dawn illuminates the secrets and mysteries of this spellbinding romantic epic that has entranced millions.	Kristen Stewart, Robert Pattinson, Taylor Lautner	Produced	November 2012
The Impossible***	After being ripped apart by a devastating tsunami, a British family vacationing in Thailand fights for their lives to reunite during the worst natural disaster to ever strike the country.	Naomi Watts, Ewan McGregor	Acquired	December 2012
The Texas Chainsaw Massacre 3D**
The Texas Chainsaw Massacre 3D continues the legendary story of the homicidal Sawyer family, picking up where Tobe Hooper's 1974 horror classic left off: with terrified Sally Hardesty running for her life from the Sawyer farmhouse following the brutal murders of her four companions. The terrifying present-day chapter in the family saga was filmed in state-of-the-art, immersive 3D.
		Bill Mosely, Alexandra Daddario, Trey Songz	Produced	Calendar 2013
The Last Stand**
When a Mexican drug cartel kingpin escapes police and heads for the border with a hostage and a fierce army of gang members, a small town sheriff and his inexperienced team must decide whether to let them pass or make the last stand.
		Arnold Schwarzenegger, Forest Whitaker, Johnny Knoxville, Rodrigo Santoro, Peter Stormare, Luis Guzman, Edward Noriega, Jamie Alexander, Genesis Rodriguez	Produced	Calendar 2013
Warm Bodies***
When a highly unusual zombie rescues a girl from imminent death at the hands of his cohorts, their unlikely romance sets in motion a chain of events that will transform him, his fellow dead, and maybe even the whole lifeless world.
		Nicholas Hoult, Teresa Palmer, John Malkovich, Dave Franco	Produced	Calendar 2013
Snitch***
Inspired by true events, a suburban father is hit hard when his teenage son is wrongly accused, and sentenced, to a terrifying 10 years under the United States' minimum drug laws for an  act of innocent stupidity. In order to clear his son's name, the father goes undercover and risks everything including his own life to reduce his son's sentence.
		Dwayne Johnson, Susan Sarandon	Acquired	Calendar 2013
I, Frankenstein**
Picking up where Mary Shelly¹s classic novel left off, I, Frankenstein follows Dr. Frankenstein¹s creature into a present day, gothic metropolis. There he is drawn into an epic power struggle between two immortal clans, a battle which will decide the fate of mankind.
		Aaron Eckhart	Acquired	Calendar 2013

Tyler Perry's The Marriage Counselor**
Judith is an Ivy League educated relationship expert who gives marital advice for a living, yet can't seem to follow that advice in her own marriage. Bored with her life, she breaks her professional code and begins an affair with a smooth talking client. After the initial excitement of their torrid relationship wears off, Judith realizes that she's made a grave mistake. It will take every ounce of courage and forgiveness for Judith to escape the dangerous situation she finds herself in.
		Jurnee Smollett, Brandy, Kim Kardashian, Vanessa Williams, Lisa Vanderpump, Robbie Jones, Lance Gross	Produced	Calendar 2013
Tyler Perry's We The Peeples**
Wade Walker is eager to propose to his girlfriend, Grace Peeples. But after a year of living together, the beautiful, successful Grace is still cagey about introducing average guy Wade to her ambitious, upper crust family. So when Grace leaves for an annual reunion at her parents' swanky Sag Harbor compound, Wade decides to crash the gathering, charm his soon-to-be in-laws and slip a ring on Grace's finger.  However Wade's plans go hilariously awry when he meets the high-powered, seemingly picture-perfect family who'll do whatever it takes to keep up appearances.
		Craig Robinson, Kerry Washington, David Alan Grier, S. Epatha Merkerson, Tyler Williams, Malcolm Barrett	Produced	Calendar 2013
Nurse 3D**	Abby Russell is a beautiful, dedicated nurse with a sinister side- and a secret life's work in which she targets and punishes dishonest men.	Paz de la Heurta, Katrina Bowden, Boris Kodjoe, Kathleen Turner, Niecy Nash	Produced	Calendar 2013
Now You See Me***
After a group of young, superstar magicians rob a London bank while performing a live show in Las Vegas, a determined group of FBI agents must uncover how they pulled off the illusory heist.  The cat-and-mouse chase escalates as the magicians announce their next major show and heist - another live show during which they will attempt to steal a billion dollars from a money printing factory right under the nose of the police.
		Jesse Eisenberg, Mark Ruffalo, Morgan Freeman, Melanie Laurent, Isla Fisher, Michael Caine	Produced	Calendar 2013
*     Includes significant participation in production
**     A Lionsgate release
***    A Summit release

We may revise the release date of a motion picture as the production schedule changes or in such a manner as we believe is likely to maximize revenues or for other business reasons. Additionally, there can be no assurance that any of the motion pictures scheduled for release will be completed, that completion will occur in accordance with the anticipated schedule or budget, that the film will ever be released or that the motion pictures will necessarily involve any of the creative talent listed above.

Mandate Pictures

Our wholly-owned subsidiary, Mandate Pictures, is a full-service production and financing company that continues to operate as an independent brand delivering acclaimed commercial and independent films worldwide.

Mandate Pictures' financed and produced pictures released in fiscal 2012 included 50/50, A Very Harold & Kumar 3D Christmas and Young Adult. 50/50, released by Summit in September 2011 and starring Joseph Gordon-Levitt, Seth Rogen, Anna Kendrick, Bryce Dallas Howard and Anjelica Huston, garnered numerous accolades including two Golden Globe® nominations for Best Motion Picture - Comedy/Musical, and Best Performance by an Actor in a Motion Picture - Comedy/Musical (Joseph Gordon-Levitt), as well as a Spirit Award for Best First Screenplay (Will Reiser), and two Spirit Award nominations for Best Feature and Best Supporting Female (Anjelica Huston). Young Adult, written by Diablo Cody and released by Paramount Pictures in December 2011, also received numerous accolades including a Golden Globe® nomination for Charlize Theron (Best Performance by an Actress in a Motion Picture - Comedy/ Musical). A Very Harold & Kumar 3D Christmas was released by Warner Bros. Pictures in November 2011. In fiscal 2012, Mandate Pictures also financed and produced the Untitled Diablo Cody project starring Julianne Hough, Russell Brand, Octavia Spencer and Holly Hunter, which is expected to be released in fiscal 2013. Mandate Pictures' current production and development slate includes a comedy written and directed by Seth Rogen and Evan Goldberg (working title End Of The World).

Mandate Pictures' upcoming fiscal 2013 theatrical slate may include the following titles:

Title	Summary	Principal Actors	Anticipated Release Date (Distributor)
LOL
In a world connected by YouTube, iTunes and Facebook, Lola and her friends navigate the peer pressures of high school romance and friendship while dodging their sometimes overbearing and confused parents. When Lola's mom, Anne, “accidentally” reads her teenage daughter's racy journal, she realizes just how wide their communication gap has grown. Through hilarious and heartfelt moments between mother and daughter, LOL is an authentic coming-of-age story that perfectly captures today's zeitgeist.
		Miley Cyrus, Demi Moore, Ashley Greene, Thomas Jane, Douglas Booth, George Finn, Ashley Hinshaw, Adam Sevani, Lina Esco, Tanz Watson, Marlo Thomas	May 2012 (Lionsgate)
Seeking a Friend For The End of The World
A 70-mile-wide asteroid is en route to Earth, and the last best attempt to counter it has failed. Also failing is the marriage of soft-spoken insurance salesman Dodge; the breaking news that the world will end in an estimated 21 days cues his wife to leave him on the spot. Dodge is a man who has always played by the rules of life, while his neighbor Penny is an extroverted woman who hasn't. From these opposite perspectives, both initially choose to navigate the impending end of the world with blinders on. Dodge declines joining his friends in increasingly reckless behavior, while Penny fixates on her relationship issues with a self-absorbed musician. The two misfits meet first when Penny has a rough night and then again when she belatedly delivers Dodge a lost letter. That letter could alter Dodge's future; it's from his high-school sweetheart Olivia, the love of his life. When a riot breaks out around their apartment building, Dodge realizes that he must seek Olivia out before it's too late while Penny makes the decision to spend her last days with family in England. Seizing the moment, Dodge promises to help Penny reach her family if she will provide transport for the two of them in her car immediately. She agrees, and they escape. On the road together, the unlikely traveling companions' respective personal journeys accelerate, and their outlooks - if not the world's - brighten.
		Steve Carell, Keira Knightley, Connie Britton, Adam Brody, Rob Corddry, Gillian Jacobs, Derek Luke, Melanie Lynskey, T.J. Miller, Patton Oswalt, William Petersen .	June 2012 (Focus Features)
Hope Springs
Kay and Arnold are a devoted couple, but decades of marriage have left Kay wanting to spice things up and reconnect with her husband.  When she hears of a renowned couple's specialist in the small town of Great Hope Springs, she attempts to persuade her skeptical husband, a steadfast man of routine, to get on a plane for a week of marriage therapy. Just convincing the stubborn Arnold to go on the retreat is hard enough - the real challenge for both of them comes as they shed their bedroom hang-ups and try to re-ignite the spark that caused them to fall for each other in the first place.
		Meryl Streep, Tommy Lee Jones, Steve Carell	August 2012 (Sony Pictures)
Untitled Diablo Cody Project
The comedy follows a sheltered young woman who loses her faith after a plane crash and decides to go to Las Vegas to experience the wild side of life.  On her journey, she meets unlikely companions who inadvertently help her find her true self.
		Julianne Hough, Russell Brand, Octavia Spencer, Holly Hunter	Fiscal 2013

Mandate Pictures also maintains a partnership with Ghost House Pictures, formed with filmmakers Sam Raimi (Spider-Man and Evil Dead Franchises) and Rob Tapert as a production label dedicated to the financing, development and production of films in the horror/thriller genre. Under this partnership, Mandate Pictures has produced 30 Days of Night: Dark Days, Drag Me To Hell, 30 Days of Night, The Grudge I and II, The Messengers and Boogeyman. Upcoming releases under this partnership include The Possession, expected to be released by Lionsgate in August 2012, and the Evil Dead remake, expected to be released by Sony Pictures and FilmDistrict in April 2013.

International sales and distribution

The primary components of our international business are, on a territory by territory basis through third parties or directly through our international divisions: (i) the licensing and sale of rights in all media of our in-house product; (ii) the licensing and sale of third party product on an agency basis; (iii) the licensing of rights in all media of our in-house Summit product on an output basis; (iv) the licensing and sale of in-house catalog product or libraries of acquired titles (such as those of Miramax, Artisan Entertainment and Modern Times Group); and (v) direct distribution.

Lionsgate International. We sell or license rights in all media on a territory by territory basis (other than the territories where Lionsgate and/or Summit self-distribute) of (i) our in-house Lionsgate and Summit product, as well as titles from Mandate Pictures and Ghost House Pictures, (ii) our catalog product or libraries of acquired titles, and (iii) product produced by third parties such as Alcon Entertainment, Vendome Pictures, River Road Entertainment, CBS Films, Relativity Media and other independent producers.

Through our pre-sales and output arrangements, we often cover a significant portion of the production budget or acquisition cost on new releases. Our output deals for Summit product currently cover nine territories including new output deals executed in fiscal 2012 for Australia/New Zealand, Spain, the Commonwealth of Independent States and Eastern Europe, as well as output deals in Canada, France, Germany/Austria, Scandinavia, and the U.K. We also leverage our infrastructure to generate revenue through a sales agency business for third party product. Recent films sold by us include such in-house productions as What to Expect When You're Expecting, Hope Springs and Now You See Me. Recent third party films sold by us include Beautiful Creatures and The Railway Man. In fiscal 2012, our sales had record-breaking international box office results with releases including The Twilight Saga: Breaking Dawn - Part 1, which grossed over $425 million, Immortals, which grossed over $140 million, and The Hunger Games, which has grossed over $245 million, to date.

Lionsgate UK. We self-distribute motion pictures (excluding Summit releases) in the U.K. and Ireland through our subsidiary, Lionsgate UK. Lionsgate UK's fiscal 2012 theatrical slate included such titles such as Warrior, Abduction, 50/50, Ralph Fiennes' British Academy of Film and Television Arts Nominated directorial debut, Coriolanus, David Cronenberg's A Dangerous Method, and The Hunger Games.

In fiscal 2012, Lionsgate UK continued its commitment to the financing and production of British features. For instance, in May 2011, Lionsgate UK announced that it had picked up distribution of Mike Newell's Great Expectations, a major new British screen adaptation of Charles Dickens' classic novel to star Helena Bonham Carter, Ralph Fiennes and Jeremy Irvine, which Lionsgate UK contributed to financing. Also in May 2011, Lionsgate UK announced that it was co-financing and co-producing a new contemporary sci-fi adventure project The Fallen, and in November 2011, the production of Keith Lemon: The Film, a comedy with Celebrity Juice's host and international ladies' man Keith Lemon. In fiscal 2013, Lionsgate UK will begin filming The Railway Man starring Colin Firth, Nicole Kidman and Jeremy Irvine, for which Lionsgate international is handling international sales.

In November 2011, Lionsgate UK also announced a multi-year partnership with Icon Film Distribution for release of theatrical titles moving forward. Upcoming titles under such partnership will include Walter Salles' On the Road, Adam Wingard's You're Next and Postman Pat: The Movie.

Lionsgate UK continues to release numerous direct-to-video titles per year, the majority of which are acquired in the open market. Elevation, our joint venture with Optimum Releasing/StudioCanal, handles the joint sales and distribution of DVD product for Lionsgate UK.

Television. We continue to expand our television business internationally through sales and distribution of original Lionsgate television series, third party television programming and format acquisitions.

Home entertainment distribution

Home entertainment distribution includes distribution of product to the home entertainment market, including home video, DVD, Blu-ray, VOD and digital/electronic distribution. Our U.S. video distribution operation aims to exploit our filmed and television content library of approximately 13,000 motion picture titles and television episodes and programs, consisting of titles from, among others, Lionsgate, Summit, Mandate Pictures, Artisan Entertainment, Trimark, Miramax, Modern Entertainment, Newmarket Films, Pantelion Films, Roadside Attractions, StudioCanal, Televisa, Wrekin Hill Entertainment, Zoetrope Corporation, Aardman Animations, Disney-ABC Domestic Television, HIT Entertainment, LeapFrog, The Jim Henson Company and Marvel.

In fiscal 2012, we continued to achieve one of the highest box office-to-DVD conversion rates in the industry, maintaining a rate of approximately 40% above that of the industry average. Box office-to-DVD conversion rate is calculated as the ratio of the total first cycle DVD release revenues for a theatrical release compared to the total box-office revenues from such theatrical release. We also achieved a box office-to-VOD conversion rate of approximately double that of the industry average in the 2011 calendar year. Box office-to-VOD conversion rate is calculated as the ratio of total VOD revenues for a theatrical release compared to the total box-office revenues from such theatrical release.

For the 2011 calendar year, Blu-ray represented 19% of new release packaged media revenue from our new major theatrical releases. According to data from industry sources, in the 2011 calendar year, we held an approximately 6% market share of the Blu-ray packaged media market based on sales volume. We also maintained our overall market share of combined sell-through and rental consumer spend at approximately 6.4% for the 2011 calendar year (and, collectively with Summit, approximately a 9% market share for calendar year 2012 to date).

We distribute or sell our titles directly to mass merchandisers such as Wal-Mart, K-Mart, Best Buy, Target and Costco, and others who buy large volumes of our DVDs and Blu-ray discs to sell directly to consumers. Sales to Wal-Mart accounted for approximately 38% of net home entertainment packaged media revenue in fiscal 2012. No other customer accounted for more than 10% of our revenues in fiscal 2012. We also directly distribute our titles to the rental market through Netflix, Redbox, Blockbuster and Rentrak.

In fiscal 2012, we had two theatrical releases on DVD debut at number one with Tyler Perry's Madea's Big Happy Family and The Twilight Saga: Breaking Dawn - Part 1. Additionally, in fiscal 2012, we had five titles that debuted at either number one or number two on the Rentrak On-Demand VOD charts with Tyler Perry's Madea's Big Happy Family, The Twilight Saga: Breaking Dawn - Part 1, Lincoln Lawyer, Conan the Barbarian and Abduction.

In addition to our theatrical releases each year, we also acquire and distribute approximately 70 titles annually that have commercial potential in video and ancillary markets, and approximately 50 digital only titles. We also distribute television product on video, including seasons one through five of Mad Men, seasons one through eight of Weeds, seasons one through four of Nurse Jackie, the first season of Boss, certain Saturday Night Live product currently in our library, seasons one through three of Blue Mountain State, the entire catalog of the comedy series Moonlighting, the entire catalog of the comedy series Will and Grace, the entire catalog of Little House on the Prairie and certain Disney-ABC Domestic Television series.

In fiscal 2012, we also released several direct-to-video titles including two Tyler Perry titles, Tyler Perry's Laugh to Keep from Crying and A Madea Christmas: The Play, and Set Up, starring Bruce Willis, Curtis Jackson, and Ryan Phillippe, a title released through our wholly-owned subsidiary, Grindstone Entertainment. Grindstone Entertainment acquires approximately 30 to 35 motion pictures per year, both as finished pictures and as “pre-buys” based on script, cast and genres, and creates targeted key art, marketing materials and release plans for its acquisitions, which we then distribute on DVD, VOD and other media. We also continued our relationship with After Dark Films, releasing seven After Dark Originals, their first slate of all self-produced horror pictures.

We remain a leader in distribution of fitness product. For the 2011 calendar year, we had an approximate 30% market-share in fitness and ranked number two among all distributors. For the 2012 calendar year to date, we have an approximate 25% market share in fitness. Our fitness lineup includes popular series such as Denise Austin, Jillian Michaels, The Biggest Loser and Dancing With The Stars, as well as titles from Billy Blanks Jr., and Jane Fonda. We had four of the top nine fitness releases of the year in fiscal 2012, including Jillian Michaels: 30 Day Shred (which is the top selling fitness title of all time), Jillian Michaels: 6 Week Six Pack, Jillian Michaels: Yoga Meltdown and Dancing with the Stars: Latin Cardio Dance. Moreover, in January 2012, in partnership with Google, we launched Lionsgate BeFit, a dedicated fitness channel on YouTube headlined by new original programming and bestselling fitness content.

Our relationship with Tyler Perry, which has been the filmmaker's home since his breakthrough theatrical box office hit Diary of a Mad Black Woman in February 2005, continues. In fiscal 2012, we released on DVD the theatrical release of Madea's Big Happy Family as well as the direct-to-video releases Tyler Perry's Laugh to Keep from Crying and A Madea Christmas: The Play. To date, we have also released on DVD the first through eighth volumes of the TBS television series' Tyler Perry's House of Payne and the first four seasons of Tyler Perry's Meet The Browns. In March 2011, we announced that our first look partnership with Tyler Perry was extended through a new multi-year arrangement for films and home entertainment in which we will continue to distribute DVD's based on his hit films and from his catalog of plays and other material.

Our domestic family entertainment division continues to maintain its position as a leading distributor of children's product.  In calendar 2011, according to Nielsen VideoScan, our children's non-theatrical DVD share was 14.4%, the second highest of all studios. This was driven, in part, by our continued distribution of product from HIT Entertainment, Aardman Animations, LeapFrog, The Jim Henson Company, Marvel and our catalog of premiere children's brands including Bratz, Care Bears, Clifford the Big Red Dog, Speed Racer and Teenage Mutant Ninja Turtles. HIT Entertainment's extensive portfolio of award-

winning children's programming distributed by us includes the children's DVD preschool franchises Thomas & Friends, Barney, Bob the Builder, Angelina Ballerina and Fireman Sam.  Additionally, in fiscal 2012, we continued to produce and distribute direct-to-video family-oriented feature films for educational toy maker LeapFrog, successfully launched Lost in Lalaloopsy Land: The Search for Pillow, the first movie based on the MGA Entertainment toy line, Lalaloopsy, and distributed Fred Figglehorn's second movie, Fred 2: Night of the Living Fred.

We continue our distribution agreement with Disney-ABC Domestic Television under which we obtained the home entertainment distribution rights to select prime time series and library titles from ABC Studios, including Boy Meets World, Felicity, Samantha Who?, Dirty Sexy Money, According to Jim, Hope & Faith, 8 Simple Rules...for Dating My Teenage Daughter, My Wife & Kids, Dirt and Reaper.

Our first-look partnership continues with Comcast, which operates Comcast's West Coast entertainment properties, under which we obtained the home entertainment distribution rights to series airing on E! Entertainment Television, The Style Network and G4 including Keeping Up with the Kardashians, Kourtney and Khloe Take Miami, Sunset Tan, Snoop Dogg's Father Hood, and Kimora: Life In The Fab Lane. We also maintain distribution rights for SyFy's (formerly known as the Sci-Fi Channel) Alice mini-series.

Recent developments

In May 2012, we announced that we extended and expanded our partnership with StudioCanal with a long-term renewal of the agreement under which we distribute the StudioCanal library of more than 2,000 titles as well as a new agreement for StudioCanal to distribute the next installment of The Hunger Games franchise, The Hunger Games: Catching Fire, in the German speaking territories.

In May 2012, we announced that we entered into a partnership with Jeff Clanagan, the founder of CodeBlack Enterprises, a company dedicated to producing, marketing, and distributing quality content, events and brands that appeal to the African American and urban consumer market. The partnership will focus on strengthening our leadership in the urban market on digital and traditional media platforms alike.

In March 2012, we entered into a multi-year licensing agreement with Saban Brands pursuant to which we obtained distribution rights on DVD and Blu-ray, as well as multiple digital rights, for the newly revamped Power Rangers television series, Saban's Power Rangers Samurai and Saban's Power Rangers Super Samurai, as well as to two Power Rangers' Christmas and Halloween specials, and a Power Rangers movie special.  The first releases under the agreement, Power Rangers Samurai: The Team Unites and Power Rangers Samurai: A New Enemy, are expected to arrive on DVD and digital download for the first time in June 2012.

In January 2012, we entered into an exclusive distribution agreement with MGA Entertainment pursuant to which we acquired rights (for all packaged media and digital platforms in several territories, including the U.S., Canada and the U.K.) to the toy property Lalaloopsy. Our initial home entertainment feature release for this property, Adventures in Lalaloopsy Land: The Search for Pillow, launched in March 2012.

Television syndication

We syndicate television programming through our subsidiary, Debmar-Mercury. In fiscal 2012, Debmar-Mercury distributed approximately 1,100 hours and produced approximately 550 episodes of television programming. In fiscal 2013, Debmar-Mercury intends to distribute approximately 1,200 hours and produce approximately 550 episodes of television programming.

Currently, Debmar-Mercury produces and distributes The Wendy Williams Show, distributes the ITV Studios America produced The Jeremy Kyle Show, distributes Tyler Perry's House of Payne and its spinoff, Meet the Browns, and Revolution Studios' produced Are We There Yet, which will air simultaneously in broadcast syndication and on TBS starting in the fall of 2012. Debmar-Mercury also distributes the strips Hell's Kitchen, South Park, True Hollywood Story and Family Feud, which has had successful first run syndication and has been sold to various television stations through the fall of 2015. Debmar-Mercury continues to distribute a movie library featuring Lionsgate titles as well as those from Revolution Studios.

In July 2011, Debmar-Mercury announced that the first eight seasons of Hell's Kitchen, produced by ITV Studios America, will be exclusively available on the Hulu Plus subscription service beginning immediately, while current episodes from season nine and a rotating selection of library episodes will also be available on the free, ad-supported Hulu service.

In April 2011, Debmar-Mercury announced that TBS ordered ten episodes of the new series Tyler Perry's For Better or Worse, a sitcom based on Tyler Perry's hit film Why Did I Get Married?. The series launched in November 2011. In February 2012, Debmar-Mercury received an order from TBS for an additional 35 episodes of the new series. Overall, 439 episodes of Debmar-Mercury's syndicated sitcoms with Tyler Perry have been ordered to-date.

In July 2011, we announced that FX had ordered Charlie Sheen's Anger Management. FX ordered the new sitcom under Debmar-Mercury's unique syndication model, under which the first 10 episodes were ordered and, in success, FX will automatically pick up an additional 90 episodes. The series will air exclusively on FX beginning in June 2012, until the off-network episodes start airing in broadcast syndication beginning in the fall of 2014.

Pay and free television distribution

We currently have more than 1,000 titles in active distribution in the domestic cable, free and pay television markets. Pay television rights include rights granted to cable, direct broadcast satellite and other services paid for by subscribers. We sell our library titles and new product to major cable channels such as pay networks including EPIX, HBO, Starz and Showtime, as well as basic cable channels including USA Network, FX, Turner Networks, BET, ABC Family, SyFy, Lifetime, MTV, Comedy Central, Spike, AMC Networks, OWN, Reelz, Telemundo and Telefutura.

We also directly distribute pay-per-view and VOD to cable, satellite and internet providers such as Comcast, Time Warner, Cox Communications, through iN Demand, Charter Communications, AT&T Uverse and Verizon FIOS through Avail-TVN, Cablevision, DirecTV and DISH Network. During fiscal 2012, we completed multi-year licensing agreements with Starz (for greater than 500 titles) and Showtime (for greater than 250 titles). Additionally, we continue to distribute our library of motion picture titles and television episodes and programs through EPIX, our joint venture with Viacom, Paramount Pictures and MGM.

Digital distribution

We deliver content through a broad spectrum of digital media platforms. We distribute first run theatrical films, television series, our movie library, third party product and product not available on DVD to distribution outlets including iTunes, Amazon, Microsoft's Xbox, Sony's Playstation Network, Netflix, Best Buy/CinemaNow, Hulu, YouTube, and Wal-Mart/Vudu.

Through our partnership with EPIX, we offer product via the internet and to multiple devices for consumption “anytime/anywhere” by EPIX subscribers. In August 2010, EPIX announced an agreement through which Netflix members can instantly watch an array of new releases and library titles from EPIX streamed over the internet from Netflix beginning September 1, 2010. EPIX has subscription pay television rights to new releases and movies from the libraries of its partners and makes these movies available to Netflix 90 days after their premium pay television and subscription on demand debuts. Historically, the rights to distribute these films are pre-sold to pay television for as long as nine years after their theatrical release.

Additionally, our licensing relationship with Netflix continues. In April 2011, we announced a multiyear syndication deal with Netflix pursuant to which we licensed the first four seasons of Mad Men to be watched instantly by Netflix members beginning July 2011, with additional seasons being added annually after they air on their respective seasons on the AMC network.

We also operate FEARnet, a branded multiplatform programming and content service provider of horror genre films, in connection with partners Comcast and Sony, and own an interest in Break Media, a viral marketing company that creates new opportunities for showcasing our feature films and television programming. Additionally, we have partnered with YouTube to create branded “Lionsgate” channels which enable us to post full length films and television episodes and to post promotional scenes from our film and television libraries. In addition to sharing advertising revenue from the channel, a banner on the page leads to our online shop, where our films and shows highlighted in the promotional scenes are available for purchase as DVDs or Blu-ray discs in digital form.

More recently, we continue to position our content against a growing and expanding SVOD marketplace. We currently have over 2,000 films and television episodes in active distribution in the SVOD market and sell our library titles and television shows to established and emerging providers such as Amazon, DISH Network, EPIX, Hulu and Netflix. During the past fiscal year, we completed distribution licenses with Comcast to license HIT Entertainment properties (such as Thomas & Friends and Barney), Hulu (for Hell's Kitchen) and Netflix (for Weeds), as well as licenses for “television premiere” and direct-to-video content, such as a license to Netflix for Fred 2: Night of the Living Fred and Setup.

Ancillary markets

In addition to the distribution described above, we also license the right to non-theatrical uses of our films to distributors who, in turn, make a motion picture available to airlines, hotels, schools, oil rigs, public libraries, prisons, community groups, the armed forces, ships at sea and others.

Joint Ventures and Partnerships

Break Media. In June 2007, we acquired an interest in Break Media, a creator, publisher and distributor of digital entertainment content. The company's properties include the current number one online video humor site, Break.com (as measured by comScore for April 2012), as well as other properties such as MadeMan, Gamefront and DamnYouAutoCorrect. The company's content is available across multiple platforms through its relationships with partners such as Panasonic, Sony and Roku, as well as through its proprietary, top rated, mobile apps. Break Media's creative lab is an in-house production studio creating original videos that range from award-winning branded entertainment to popular original series. Break Media is recognized as a leader in pairing content and advertising and was named media partner of the year last year by ThinkLA, an advertising organization.

Celestial Tiger Entertainment. In December 2011, we announced that we had formed a partnership with SCG and Celestial Pictures to create Celestial Tiger Entertainment, a diversified media company dedicated to entertaining audiences in Asia and beyond. The company focuses on the operation of branded pay television channels, content creation and content distribution targeted at Asian consumers. Celestial Tiger Entertainment operates a bouquet of distinct pay television channels including: CELESTIAL MOVIES, one of the most broadly distributed 24-hour Chinese and Asian movies channel in the world; CELESTIAL CLASSIC MOVIES, the gateway to an array of Chinese movie masterpieces; CELESTIAL MOVIES ON DEMAND, Celestial's subscription video on demand service; KIX, the ultimate in action entertainment; THRILL, Asia's only horror and suspense movie channel; and KIX HD, featuring the best of action with a late-night dose of thrillers in high definition. As one of Asia's largest vertically integrated entertainment companies, Celestial Tiger Entertainment produces original content which complements its channels' business. Celestial Tiger Entertainment is also the exclusive sales agent of content from Lionsgate in all media in Southeast Asia and China.

EPIX. In April 2008, we formed a joint venture with Viacom, Paramount Pictures and MGM called EPIX, a premium entertainment service available on television, VOD, online and on consumer electronic devices. With access to more than 15,000 motion pictures spanning the vast libraries of its partners and other studios, EPIX provides a powerful entertainment experience with more feature films on demand and online and more HD movies than any other service.  It is the only premium service providing its entire monthly line-up of new Hollywood hits, classic feature films, documentaries and original concerts, comedy and sporting events on all platforms.  EPIX delivers more than 3,000 titles to authenticated subscribers on EpixHD.com and on hundreds of devices including Xbox consoles, Android tablets and mobile phones, Roku players, Samsung Smart TVs and Blu-ray players, iPads, iPhones and more. EPIX is available to over 30 million homes nationwide through distribution partners including Charter Communications, Cox Communications, DISH Network, Mediacom Communications, NCTC, Suddenlink Communications and Verizon FiOS.

FEARnet. In October 2006, along with Sony and Comcast, we formed FEARnet, a branded multiplatform programming and content service provider of horror, thriller, and suspense genre films and programming. FEARnet is a cutting-edge, multiplatform television network available in three formats - as a regular linear channel, as a separate on-demand channel, and online as fearnet.com, 24 hours per day, seven days per week. FEARnet launched its traditional linear cable channel in high definition on October 31, 2010 and is currently available nationally on linear and/or demand on AT&T U-Verse, Buckeye Cablevision, Comcast, Cox Communications, Frontier Communications, Glasgow Electric Plant Board, Guadalupe Valley Communications Systems, Shrewsbury Electric and Cable, Verizon FiOS and Time Warner Cable. According to Rentrak, FEARnet has generated over 629 million on-demand movie views since inception, and is a top free movie VOD channel.  FEARnet has also been a top ten free VOD channel for 50 consecutive months and, according to comScore, is consistently a top genre website, ranking number one among unique visitors of horror sites.  Moreover, FEARnet has enjoyed the longest visitor duration of any genre website for 27 months in a row.

During this past fiscal year, FEARnet produced its first original television series, the comedy series Holliston, which was recently renewed for a second season. Holliston was paired with FEARnet's television series acquisitions, Todd and the Book of Pure Evil (from Canada) and Psychoville (from the U.K.), as part of FEARnet's branded “Twisted Comedy” block of programming. Other branded stunts and interstitials included “Sinister Sundays,” “Fearful First 5” and “Movies with More Brains.” FEARnet also draws from all major and independent studios and includes targeted foreign language films for its motion picture programming. During the past fiscal year, television premieres included the theatrical hits The Collector (2009 version) and Carriers, starring Chris Pine, as well as made-for-television sequels in the popular Rec, Hostel and 30 Days Of Night franchises. Broadcast premieres included the theatrical films The Ruins and Quarantine, among others.

Pantelion Films. In September 2010, we announced the launch of Pantelion Films, a joint venture with Televisa, designed to produce, acquire and distribute a slate of English and Spanish language feature films to target Hispanic moviegoers in the U.S. Pantelion Films is committed to release a theatrical slate of eight to ten films per year, as well as to offer a diverse slate of premier Spanish language films. In fiscal 2012, Pantelion Films released six titles theatrically, including the following:

•
Casa De Mi Padre- Armando Alvarez has lived and worked on his father's ranch in Mexico his entire life. As the ranch faces financial strains, Armando's younger brother, Raul, shows up with his new fiancée, Sonia, and pledges to settle all his father's debts. It seems that Raul's success as an international businessman means the ranch's troubles are over, but when Armando falls for Sonia, and Raul's business dealings turn out to be less than legit, the Alvarez family finds themselves in a full-out war with Mexico's most feared drug lord, the mighty Onza (released in March 2012).

•
No Eres Tu Soy Yo - Javier only wants one thing in life: to be happy with Maria, but shortly after their wedding, destiny changes his plans. What follows is a hilarious story about a man who rides an emotional rollercoaster through heart-break, ending up in unsuspecting places and circumstances (released in April 2011).

•
Saving Private Perez - Julian Perez, Mexico's most notorious leader of organized crime, must embark on a mission given to him by the only authority he respects... his mother. Joined by a colorful band of infamous criminals, Julian must risk his life to fulfill his mother's wish and rescue his brother from the war-ridden bowels of the most treacherous land in the world, Iraq (released in September 2011).

In 2013, Pantelion Films intends to continue to expand its theatrical slate, and also launch a direct-to-video business. Pantelion Films' current slate includes release of the following:

•	Girl In Progress - see summary above.

•
Aztec Warrior - Lucha libre meets kung fu in this action comedy where a disgraced Mexican superhero and his uncomfortably loyal midget sidekick take on the evil masked villain, El Diablo. In the classic battle of good versus evil, can Aztec Warrior bring down his nemesis before his drinking, womanizing, and utter lack of self-respect bring him down?

•
El Cartel De Los Sapos - Set within the power struggle that occurred between Colombia's powerful drug cartels after the death of “Cocaine King,” Pablo Escobar, this true-life story follows Martin Gonzales and his meteoric rise and fall from the top of the most ruthless crime syndicate in the world.

•
El Infierno - Benny Garcia is an unassuming, hardworking Mexican who is deported from the U.S. after 20 years of life as an illegal alien. Faced with no other choice, he returns to his poor rural hometown in northern Mexico and learns that most of his family and friends have either joined the local drug cartels or have been killed by them. Despite Benny's best efforts to remain on a straight path, he veers off course and embarks on a journey filled with violence, corruption and greed.

•
La Ultima Muerte - Dr. Alexanderson finds an unconscious young man by the doorstep of his cabin. He will try to piece together the man's broken memory without knowing the dangers his family and friends will be exposed to in this psychological revenge thriller.

Roadside Attractions. In July 2007, we acquired an interest in Roadside Attractions, an independent theatrical distribution company. The company's 2009 release, The Cove, captured the Academy Award® for Best Feature Documentary, and in 2010, its six Academy Award® nominations - four, including Best Picture, for Debra Granik's Winter's Bone, and two, including Best Foreign Language Film, for Alejandro Gonzalez Inarritu's Biutiful, solidified its position on the distributor landscape.  In calendar 2011 and in the first half of calendar 2012, Roadside Attractions released the following: J.C. Chandor's Academy Award® nominated Margin Call starring Kevin Spacey, Zachary Quinto, Paul Bettany and Jeremy Irons; Robert Redford's The Conspirator starring James McAvoy and Robin Wright; Academy Award® winning filmmaker James Marsh's Project Nim; Miranda July's The Future; Maryam Keshavarz's Circumstance; Academy Award® nominated Albert Nobbs starring Glenn Close and Janet McTeer; and Friends With Kids starring Adam Scott, Jennifer Westfeldt, Jon Hamm, Kristen Wiig, Maya Rudolph, ChrisO'Dowd, Megan Fox and Edward Burns. Roadside Attractions' upcoming theatrical slate may include Arbitrage, starring Richard Gere, Susan Sarandon and Tim Roth.

TV Guide Network. In January 2009, we acquired TV Guide Network, and sold a 49% interest to OEP in May 2009. TV Guide Network is a full-screen entertainment destination with programming that celebrates Hollywood, its stars and shows that fans love. Seen in more than 80 million homes nationwide, TV Guide Network delivers original series and specials that bring viewers closer to their favorite celebrities. TV Guide Network's programming includes: original reality series Wilson Phillips: Still Holding On, featuring the music trio's comeback, and Nail Files starring Hollywood's self-proclaimed Queen of Nails, Katie Cazorla; red carpet coverage at Hollywood galas such as the Academy Awards®, Primetime Emmy® Awards and Grammy® Awards; and specials that bring entertainment fans the latest news in Hollywood and pop culture.

TVGuide.com has set new records for traffic and revenue for the past three years, while consistently delivering market-leading innovation and highest user engagement metrics in the competitive category. TVGuide.com currently has 24 million monthly unique users and over 6.5 million mobile application installations. In 2012, TVGuide.com intends to integrate into its mobile applications mass market entertainment products such as personalized watchlists and social television check-ins.

Intellectual Property

We are currently using a number of trademarks including “LIONS GATE HOME ENTERTAINMENT,” “ARTISAN HOME ENTERTAINMENT,” “FAMILY HOME ENTERTAINMENT,” “DIRTY DANCING,” “THE BLAIR WITCH PROJECT,” “RESERVOIR DOGS” and “MAD MEN” in connection with our domestic home video distribution, “LIONS GATE FILMS,” “LGF FILMS,” “ARTISAN ENTERTAINMENT,” “TRIMARK PICTURES,” “GHOST HOUSE PICTURES,” “GRINDSTONE ENTERTAINMENT GROUP” and “MANDATE PICTURES” in connection with films distributed domestically and licensed internationally and “LIONS GATE TELEVISION,” “TRIMARK TELEVISION” and “DEBMAR/MERCURY” in connection with licenses to free, pay and cable television. Additionally, through Summit, we are using the trademarks "SUMMIT ENTERTAINMENT," "TWILIGHT," "NEW MOON," "ECLIPSE," and "BREAKING DAWN" as well as various other trademarks derived from and associated with the Twilight franchise.

The trademarks “LIONSGATE,” “LIONS GATE HOME ENTERTAINMENT,” “TV GUIDE,” “TV GUIDE NETWORK,” “LIONS GATE SIGNATURE SERIES,” “ARTISAN ENTERTAINMENT,” “TRIMARK PICTURES,” “DIRTY DANCING,” “THE BLAIR WITCH PROJECT,” “RESERVOIR DOGS,” “SAW,” “MAD MEN,” "SUMMIT ENTERTAINMENT," "TWILIGHT," "NEW MOON," "ECLIPSE," and "BREAKING DAWN," among others, are registered with the U.S. Patent and Trademark Office and various international trademark authorities. We regard our trademarks as valuable assets and believe that our trademarks are an important factor in marketing our products.

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

We also hold various domain names relating to our trademarks and service marks including lionsgate.com, summit-ent.com and tvguide.com.
Competition
Television and motion picture production and distribution are highly competitive businesses. We face competition from companies within the entertainment business and from alternative forms of leisure entertainment, such as travel, sporting events, outdoor recreation, video games, the internet and other cultural and computer-related activities. We compete with the major studios, numerous independent motion picture and television production companies, television networks, pay television systems and digital media platforms for the acquisition of literary and film properties, the services of performing artists, directors, producers and other creative and technical personnel and production financing, all of which are essential to the success of our entertainment businesses. In addition, our motion pictures compete for audience acceptance and exhibition outlets with motion pictures produced and distributed by other companies.
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
Employees
As of May 25, 2012, we had 607 full-time employees in our worldwide operations. We also utilize many consultants in the ordinary course of our business and hire additional employees on a project-by-project basis in connection with the production of our motion pictures and television programming. We believe that our employee and labor relations are good.

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

Financial Information About Segments and Foreign and Domestic Operations

Financial and other information by reporting segment and geographic area as of March 31, 2012 and 2011 and for each of the three years in the period ended March 31, 2012 is set forth in Note 19 to our audited consolidated financial statements.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of Exchange Act, are available, free of charge, on our website at www.lionsgate.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the “SEC”). The Company's Disclosure Policy, Corporate Governance Guidelines, Standards for Director Independence, Code of Business Conduct and Ethics for Directors, Officers and Employees, Code of Ethics for Senior Financial Officers, Policy on Shareholder Communications, Related Person Transaction Policy, Charter of the Audit Committee, Charter of the Compensation Committee and Charter of the Nominating and Corporate Governance Committee and any amendments thereto are also available on the Company's website, as well as in print to any stockholder who requests them. The information posted on our website is not incorporated into this Annual Report on Form 10-K.

We are filing as exhibits to this Annual Report on Form 10-K certifications required pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. We have also filed with the New York Stock Exchange (the “NYSE”) the annual certification of our Chief Executive Officer for fiscal 2012, confirming that we were in compliance with NYSE corporate governance listing standards.

The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

ITEM 1A. RISK FACTORS

You should carefully consider the risks described below as well as other information included in, or incorporated by reference into in this Form 10-K before making an investment decision. The following risks and uncertainties could materially adversely affect our business, results of operations and financial condition. The risks described below are not the only ones facing the Company. Additional risks that we are not presently aware of, or that we currently believe are immaterial, may also become important factors that affect us. All of these risks and uncertainties could adversely affect our business, financial condition and results of operations.

We have had losses, and we cannot assure future profitability.

We have reported operating income for fiscal years 2010, 2011 and 2012 and operating losses for fiscal years 2008 and 2009. We have reported net losses for the fiscal years 2008, 2009, 2010, 2011 and 2012. Our accumulated deficit was $542.0 million at March 31, 2012. We cannot assure you that we will operate profitably in future periods and, if we do not, we may not be able to meet our debt service requirements, working capital requirements, capital expenditure plans, production slate, acquisition and releasing plans or other cash needs. Our inability to meet those needs could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.

We face substantial capital requirements and financial risks.

Our business requires a substantial investment of capital. The production, acquisition and distribution of motion pictures and television programs require a significant amount of capital. A significant amount of time may elapse between our expenditure of funds and the receipt of exploitation revenues from or government contributions to our motion pictures or television programs. This time lapse requires us to fund a significant portion of our capital requirements from our senior secured credit facility, Summit's senior secured term loan facility that we entered into in connection with our acquisition of Summit, our revolving film credit facility, and from other financing sources. Although we intend to continue to reduce the risks of our production exposure through financial contributions from broadcasters and distributors, tax credit programs, government and industry programs, other studios and co-financiers and other sources, we cannot assure you that we will continue to implement successfully these arrangements or that we will not be subject to substantial financial risks relating to the production, acquisition, completion and release of future motion pictures and television programs. In addition, if we increase (through internal growth or acquisition) our production slate or our production budgets, we may be required to increase overhead and/or make larger up-front payments to talent and, consequently, bear greater financial risks. Any of the foregoing could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.

The costs of producing and marketing feature films have steadily increased and may further increase in the future, which may make it more difficult for a film to generate a profit or compete against other films. The costs of producing and marketing feature films have generally increased from year to year. These costs may continue to increase, which may make it more difficult for our films to generate a profit or compete against other films. Historically, production costs and marketing costs have risen at a higher rate than increases in either the number of domestic admissions to movie theaters or admission ticket prices. A continuation of this trend would leave us more dependent on other media, such as home video, television, international markets and digital for revenue, which revenues may not be sufficient to offset an increase in the cost of motion picture production. If we cannot successfully exploit these other media, it could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.

Budget overruns may adversely affect our business. Our business model requires that we be efficient in the production of our motion pictures and television programs. Actual motion picture and television production costs often exceed their budgets, sometimes significantly. The production, completion and distribution of motion pictures and television productions are subject to a number of uncertainties, including delays and increased expenditures due to creative differences among key cast members and other key creative personnel or other disruptions or events beyond our control. Risks such as death or disability of star performers, technical complications with special effects or other aspects of production, shortages of necessary equipment, damage to film negatives, master tapes and recordings or adverse weather conditions may cause cost overruns and delay or frustrate completion of a production. If a motion picture or television production incurs substantial budget overruns, we may have to seek additional financing from outside sources to complete production or fund the overrun ourselves. We cannot make assurances regarding the availability of such financing on terms acceptable to us, and the lack of such financing could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.

In addition, if a motion picture or television production incurs substantial budget overruns, we cannot assure you that we will recoup these costs, which could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects. Increased costs incurred with respect to a particular film may result in any such film not being ready for release at the intended time and the postponement to a potentially less favorable date, all of which could cause a decline in box office performance, and, thus, the overall financial success of such film. Budget overruns could also prevent a picture from being completed or released. Any of the foregoing could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.

We may not be able to generate sufficient cash to service all of our indebtedness, and we may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Our ability to make scheduled payments or to refinance our debt obligations depends on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We cannot assure you that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness. We cannot assure you that we would be able to take any of these actions, that these actions would be successful and permit us to meet our scheduled debt service obligations or that these actions would be permitted under the terms of our existing or future debt agreements, including our senior secured credit facility, Summit's senior secured term loan facility, and the indenture governing our senior secured notes. In the absence of such cash flows or capital resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. Our senior secured credit facility, Summit's senior secured term loan facility, and the indenture governing our senior secured notes restrict our ability to dispose of assets and use the proceeds from such dispositions. We may not be able to consummate those dispositions or to obtain the proceeds which we could realize from them and these proceeds may not be adequate to meet any debt service obligations then due.

If we cannot make scheduled payments on our debt, we will be in default and, as a result:

•	our debt holders could declare all outstanding principal and interest to be due and payable;

•	the lenders under our senior secured credit facility and the Summit senior secured term loan facility could terminate their commitments to lend us money;

•	the holders of our secured debt could foreclose against the assets securing their borrowings; and/or

•	we could be forced into bankruptcy or liquidation.

Our level of indebtedness could adversely affect our ability to raise additional capital to fund our operations, require us to dedicate substantial capital to servicing our debt obligations, expose us to interest rate risk, limit our ability to pursue strategic business opportunities, react to changes in the economy or our industry and prevent us from meeting our debt obligations.

Historically, we have been highly leveraged and may be highly leveraged in the future. As of March 31, 2012, our consolidated total indebtedness was $1,622.0 million (carrying value - $1,579.5 million), which includes the additional debt we incurred in connection with the acquisition of Summit. Our substantial degree of leverage could have important consequences, including the following:

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

•
certain of our borrowings, including borrowings under our senior secured credit facility and Summit's senior secured term loan facility, are at variable rates of interest, exposing us to the risk of increased interest rates;

•	it may limit our ability to adjust to changing market conditions and place us at a competitive disadvantage compared to our competitors that have less debt;

•	it may limit our ability to pursue strategic acquisitions and other business opportunities that may be in our best interests;

•	we may be vulnerable to a downturn in general economic conditions or in our business; and/or

•	we may be unable to carry out capital spending that is important to our growth.

Despite our current indebtedness levels, we and our subsidiaries may be able to incur additional debt in the future, which could further exacerbate the risks described above in the foregoing risk factors.

Although each of our senior secured credit facility, Summit's senior secured term loan facility and the indenture governing our senior secured notes contains covenants that, among other things, limit our ability to incur additional indebtedness, including guarantees, make restricted payments and investments, and grant liens on our assets, the covenants contained in such debt documents provide a number of important exceptions and thus, do not prohibit us or our subsidiaries from doing so. Such exceptions will provide us substantial flexibility to incur indebtedness, grant liens and expend funds to operate our business. For example, under the terms of the indenture governing our senior secured notes (i) with few restrictions, we may incur indebtedness in connection with certain film and television financing arrangements, including without limitation, purchasing or acquiring rights in film or television productions or financing print and advertising expenses, and such indebtedness may be secured by liens senior to the liens in respect of our senior secured notes, and (ii) in limited circumstances, we may make investments in assets that are not included in the borrowing base supporting our senior secured notes, in each case, without having to meet the leverage ratio tests for debt incurrence or to fit such investments within the restricted payments “build-up basket” or within other categories of funds applicable to making investments and other restricted payments under the indenture governing our senior secured notes.

In addition, we may incur additional indebtedness through our $340.0 million senior secured credit facility. At March 31, 2012, we have borrowed approximately $99.8 million under our senior secured credit facility and have approximately $10.0 million in letters of credit outstanding. We could borrow some or all of the remaining permitted amount in the future. The amount we have available to borrow under this facility depends upon our borrowing base, which in turn depends on the value of our existing library of films and television programs, as well as accounts receivable and cash held in collateral accounts.

If new debt is added to our and our subsidiaries' existing high debt levels, this has the potential to magnify the risks discussed above relating to our ability to service our indebtedness and the potential adverse impact our high level of indebtedness could have on us. See “ We may not be able to generate sufficient cash to service all of our indebtedness, and we may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful” and " Our level of indebtedness could adversely affect our ability to raise additional capital to fund our operations, require us to dedicate substantial capital to servicing our debt obligations, expose us to interest rate risk, limit our ability to pursue strategic business opportunities, react to changes in the economy or our industry and prevent us from meeting our debt obligations.”

An increase in the ownership of our common shares by certain shareholders could trigger a change in control under the agreements governing our long-term indebtedness.

The agreements governing certain of our long-term indebtedness contain change in control provisions that are triggered when any of our shareholders, directly or indirectly, acquires ownership or control in excess of a certain percentage of our common shares. As of May 25, 2012, three of our shareholders, Mark H. Rachesky, M.D., Capital Research Global Investors, and FMR LLC, and their respective affiliates, beneficially owned approximately 35.6%, 10.8% and 5.4%, respectively, of our outstanding common shares.

Under certain circumstances, including the acquisition of ownership or control by a person or group in excess of 50% of our common shares, the holders of our senior secured notes and our convertible senior subordinated notes may require us to repurchase all or a portion of such notes upon a change in control and the holders of our convertible senior subordinated notes may be entitled to receive a make whole premium based on the price of our common shares on the change in control date. We may not be able to repurchase these notes upon a change in control because we may not have sufficient funds. Further, we may be contractually restricted under the terms of our senior secured credit facility and our revolving film credit facility, from repurchasing all of the notes tendered by holders upon a change in control. Our failure to repurchase our senior secured notes upon a change in control would cause a default under the indentures governing the senior secured notes and the convertible senior subordinated notes and a cross-default under our senior secured credit facility and our revolving film credit facility.

Our senior secured credit facility and our revolving film credit facility also provide that a change in control, which includes a person or group acquiring ownership or control in excess of 50% of our outstanding common shares, will be an event of default that permits lenders to accelerate the maturity of borrowings thereunder and to enforce security interests in the collateral securing such debt, thereby limiting our ability to raise cash to purchase our outstanding senior secured notes and convertible senior subordinated notes. Summit's senior secured term loan facility also provides that a change of control, which includes a person or group acquiring ownership or control in excess of 90% of the membership interests in Summit, will be an event of default that permits lenders to accelerate the maturity of borrowings thereunder. Any of our future debt agreements may contain similar provisions.

Restrictive covenants may adversely affect our operations.

Our senior secured credit facility, Summit's senior secured term loan facility and the indenture governing our senior secured notes contain various covenants that, subject to certain exceptions, limit our ability to, among other things:

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

These covenants may prevent us from raising additional financing, competing effectively or taking advantage of new business opportunities. In addition, the restrictive covenants in our senior secured credit facility and Summit's senior secured term loan facility require us to maintain specified financial ratios and satisfy other financial condition tests and the indenture governing our senior secured notes, outside of specified exceptions, require us to satisfy certain financial tests in order to engage in activities such as incurring debt or making restricted payments. Our ability to comply with these covenants or meet those financial ratios and tests can be affected by events beyond our control (such as a change in control event), and we cannot assure you that we will meet them. See “-An increase in the ownership of our common shares by certain shareholders could trigger a change in control under the agreements governing our long-term indebtedness.” Upon the occurrence of an event of default under our senior secured credit facility, Summit's senior secured term loan facility, the indenture governing our senior secured notes or the agreements governing our other financing arrangements, the holders of such debt could elect to declare all amounts outstanding to be immediately due and payable and the lenders under our senior secured credit facility could terminate all commitments to extend further credit. Further, the holders of our secured debt that is secured by a first priority or other senior lien, could proceed against the collateral granted to them to secure that indebtedness, which collateral represents substantially all of our assets. If the holders of our debt accelerate the repayment of borrowings, we cannot assure you that we will have sufficient cash flow or assets to repay our debt, or borrow sufficient funds to refinance such indebtedness. Even if we are able to obtain new financing, it may not be on commercially reasonable terms, or terms that are acceptable to us.

Variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

Certain of our borrowings, primarily borrowings under our senior secured credit facility and Summit's senior secured term loan facility, are, and are expected to continue to be, at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net loss would increase. The applicable margin with respect to loans under our senior secured credit facility is a percentage per annum equal to 2.50% plus an adjusted rate based on LIBOR. The applicable margin with respect to loans under Summit's senior secured term loan facility is a percentage per annum equal to 4.50% plus an adjusted rate based on Alternative Base Rate Loans (as defined therein) and 5.50% plus an adjusted rate based on LIBOR loans (subject to a LIBOR floor of 1.25%). The applicable margin with respect to loans under our film credit facility is a percentage per annum equal to 3.25% over the “LIBO” rate (as defined in the film credit facility).

Assuming our senior secured credit facility, Summit's senior secured term loan facility and our revolving film credit facility are fully drawn, based on the applicable LIBOR in effect as of March 31, 2012, each quarter point change in interest rates would result in a $0.9 million change in annual interest expense on our senior secured credit facility, $1.2 million change in annual interest expense on Summit's senior secured term loan facility, and $0.3 million change in annual interest expense on our film credit facility. In the future, we may enter into interest rate swaps, involving the exchange of floating for fixed rate interest payments, to reduce interest rate volatility.

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

Moreover, our results of operations may be impacted by the success of critically acclaimed and award winning films, including Academy Award® winners and nominees. We cannot assure you that we will manage the production, acquisition and distribution of future motion pictures as successfully as we have done with these recent critically acclaimed, award winning and/or commercially popular films or that we will produce or acquire motion pictures that will receive similar critical acclaim or perform as well commercially. Any inability to achieve such commercial success could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.

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

We have few output agreements with cable and broadcast channels. We distribute our library of motion picture titles and television episodes and programs through EPIX, certain broadcast channels such as TV Guide Network (which exhibit our films, but license such rights on a film-by-film, rather than an output basis) and, specifically, for certain Summit motion picture titles, through Showtime Networks and, commencing in January 2013, through HBO. We also cannot assure you that we will be able to secure other output agreements on acceptable terms, if at all. Without multiple output agreements that typically contain guaranteed minimum payments, our revenues may be subject to greater volatility, which could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.

We do not have long-term arrangements with many of our production partners. We typically do not enter into long term distribution contracts with the creative producers of the films we produce, acquire or distribute. For example, we have a “first-look” arrangement with Tyler Perry that gives us a right to negotiate for the purchase of distribution rights to films if certain criteria are met but, even if we negotiate for such purchase, we are not guaranteed to obtain such distribution rights. Further, we have an agreement with the creators of the Saw franchise that gives us the right to compel production through Saw IX under certain contractual conditions and, thereafter, the right to “opt in” under certain economic terms for future Saw films if our partner elects to produce such pictures. Additionally, Summit has agreements with Vendome International which give Summit the first opportunity to be the domestic distributor and to act as sales agent in the international territory for qualifying motion pictures.  Summit also has an agreement with Participant Media which provides for the potential co-financing and/or distribution by Summit of certain qualifying motion pictures controlled by Participant Media. Moreover, we generally have certain derivative rights that provide us with distribution rights to, for example, prequels, sequels and remakes of certain films we produce, acquire or distribute. However, there is no guarantee that we will produce, acquire or distribute future films by any creative producer, and a failure to do so could adversely affect our business, financial condition, operating results, liquidity and prospects.

We rely on a few major retailers and distributors for a material portion of our business and the loss of any of those retailers or distributors could reduce our revenues and operating results. Wal-Mart represented approximately 12% of our revenues in fiscal 2012. In addition, a small number of other retailers and distributors account for a significant percentage of our revenues.

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

We are subject to risks associated with possible acquisitions, business combinations, or joint ventures. From time to time, we engage in discussions and activities with respect to possible acquisitions, sale of assets, business combinations, or joint ventures intended to complement or expand our business, some of which may be significant transactions for us. For instance, in January 2012 we acquired Summit, and in January 2012, we formed Celestial Tiger Entertainment with SCG and Celestial Pictures. We may not realize the anticipated benefit from any of the transactions we pursue. Regardless of whether we consummate any such transaction, the negotiation of a potential transaction (including associated litigation and proxy contests), as well as the integration of the acquired business, could require us to incur significant costs and cause diversion of management's time and resources. Any such transaction could also result in impairment of goodwill and other intangibles, development write-offs and other related expenses. Any of the foregoing could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.

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

Claims against us relating to any acquisition or business combination may necessitate our seeking claims against the seller for which the seller may not indemnify us or that may exceed the seller's indemnification obligations. There may be liabilities assumed in any acquisition or business combination that we did not discover or that we underestimated in the course of performing our due diligence investigation. Although a seller generally will have indemnification obligations to us under an acquisition or merger agreement, these obligations usually will be subject to financial limitations, such as general deductibles and maximum recovery amounts, as well as time limitations. We cannot assure you that our right to indemnification from any seller will be enforceable, collectible or sufficient in amount, scope or duration to fully offset the amount of any undiscovered or underestimated liabilities that we may incur. Any such liabilities, individually or in the aggregate, could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.

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

Our dispositions may not aid our future growth. If we determine to sell individual properties, libraries or other assets or businesses, we will benefit from the net proceeds realized from such sales. However, our revenues may suffer in the long term due to the disposition of a revenue generating asset, which may diminish our ability to service our indebtedness and repay our notes and our other indebtedness at maturity. In addition, the timing of such dispositions may be poor, causing us to fail to realize the full value of the disposed asset, which also may diminish our ability to service our indebtedness and repay our notes and our other indebtedness at maturity. Furthermore, our goal of building a diversified platform for future growth may be inhibited if the disposed asset contributed in a significant way to the diversification of our business platform.

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

Our success depends on the commercial success of motion pictures and television programs, which is unpredictable. Operating in the motion picture and television industry involves a substantial degree of risk. Each motion picture and television program is an individual artistic work, and inherently unpredictable audience reactions primarily determine commercial success. Generally, the popularity of our motion pictures or television programs depends on many factors, including the critical acclaim they receive, the format of their initial release, for example, theatrical or direct-to-video, the actors and other key talent, their genre and their specific subject matter. The commercial success of our motion pictures or television programs also depends upon the quality and acceptance of motion pictures or programs that our competitors release into the marketplace at or near the same time, critical reviews, the availability of alternative forms of entertainment and leisure activities, general economic conditions and other tangible and intangible factors, many of which we do not control and all of which may change. We cannot predict the future effects of these factors with certainty, any of which could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects. In addition, because a motion picture's or television program's performance in ancillary markets, such as home video and pay and free television, is often directly related to its box office performance or television ratings, poor box office results or poor television ratings may negatively affect future revenue streams. Our success will depend on the experience and judgment of our management to select and develop new investment and production opportunities. We cannot make assurances that our motion pictures and television programs will obtain favorable reviews or ratings, that our motion pictures will perform well at the box office or in ancillary markets or that broadcasters will license the rights to broadcast any of our television programs in development or renew licenses to broadcast programs in our library. The failure to achieve any of the foregoing could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.

Global economic turmoil and regional economic conditions in the U.S. could adversely affect our business. The global economic turmoil of recent years has caused a general tightening in the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy, an unprecedented level of intervention from the U.S. federal government and other foreign governments, decreased consumer confidence, overall slower economic activity and extreme volatility in credit, equity and fixed income markets. While the ultimate outcome of these events cannot be predicted, a decrease in economic activity in the U.S. or in other regions of the world in which we do business could adversely affect demand for our films, thus reducing our revenue and earnings. A decline in economic conditions could reduce performance of our theatrical, television and home entertainment releases. In addition, an increase in price levels generally, could result in a shift in consumer demand away from the entertainment we offer, which could also adversely affect our revenues and, at the same time, increase our costs. Moreover, financial institution failures may cause us to incur increased expenses or make it more difficult either to financing of any future acquisitions, or financing activities. We cannot predict the timing or the duration of this or any other downturn in the economy and we are not immune to the effects of general worldwide economic conditions.

Licensed distributors' failure to promote our programs may adversely affect our business. Licensed distributors' decisions regarding the timing of release and promotional support of our motion pictures, television programs and related products are important in determining the success of these pictures, programs and products. We do not control the timing and manner in which our licensed distributors distribute our motion pictures or television programs. Any decision by those distributors not to distribute or promote one of our motion pictures, television programs or related products or to promote our competitors' motion pictures, television programs or related products to a greater extent than they promote ours could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.

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

We are smaller and less diversified than many of our competitors. As an independent distributor and producer, we constantly compete with major U.S. and international studios. Most of the major U.S. studios are part of large diversified corporate groups with a variety of other operations, including television networks and cable channels that can provide both the means of distributing their products and stable sources of earnings that may allow them to better offset fluctuations in the financial performance of their motion picture and television operations. In addition, the major studios have more resources with which to compete for ideas, storylines and scripts created by third parties as well as for actors, directors and other personnel required for production. The resources of the major studios may also give them an advantage in acquiring other businesses or assets, including film libraries, that we might also be interested in acquiring.

The motion picture industry is highly competitive and at times may create an oversupply of motion pictures in the market. The number of motion pictures released by our competitors, particularly the major studios, may create an oversupply of product in the market, reduce our share of box office receipts and make it more difficult for our films to succeed commercially. Oversupply may become most pronounced during peak release times, such as school holidays and national holidays, when theater attendance is expected to be highest. For this reason, and because of our more limited production and advertising budgets, we typically do not release our films during peak release times, which may also reduce our potential revenues for a particular release. Moreover, we cannot guarantee that we can release all of our films when they are otherwise scheduled. In addition to production or other delays that might cause us to alter our release schedule, a change in the schedule of a major studio may force us to alter the release date of a film because we cannot always compete with a major studio's larger promotion campaign. Any such change could adversely impact a film's financial performance. In addition, if we cannot change our schedule after such a change by a major studio because we are too close to the release date, the major studio's release and its typically larger promotion budget may adversely impact the financial performance of our film. The foregoing could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects. The limited supply of motion picture screens compounds this product oversupply problem. Currently, a substantial majority of the motion picture screens in the U.S. typically are committed at any one time to approximately 10 to 15 films distributed nationally by major studio distributors. In addition, as a result of changes in the theatrical exhibition industry, including reorganizations and consolidations, and major studio releases occupying more screens, the number of screens available to us when we want to release a picture may decrease. If the number of motion picture screens decreases, box office receipts, and the correlating future revenue streams, such as from home entertainment and pay and free television, of our motion pictures may also decrease, which could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.

We must successfully respond to rapid technological changes and alternative forms of delivery or storage to remain competitive.

The entertainment industry in general and the motion picture and television industries in particular continue to undergo significant technological developments. Advances in technologies or new methods of product delivery or storage or certain changes in consumer behavior driven by these or other technologies and methods of delivery and storage could have a negative effect on our business. For example, the industry has been experiencing a decline in DVD sales both domestically and internationally as a result of several factors, including new methods of product delivery and storage such as VOD, including release of titles in Blu-ray, and downloading and streaming from the internet. An increase in VOD could decrease home video rentals and DVD sales. In addition, technologies that enable users to fast-forward or skip advertisements, such as digital video recorders, may cause changes in consumer behavior that could affect the attractiveness of our television programs to advertisers, and could therefore adversely affect our revenues. Similarly, further increases in the use of tablets or other portable digital devices that allow users to view content of their own choosing while avoiding traditional commercial advertisements could adversely affect our revenues. Other larger entertainment distribution companies will have larger budgets to exploit these growing trends. We cannot predict how we will financially participate in the exploitation of our motion pictures and television programs through these emerging technologies, or whether we have the right to do so for certain of our library titles or whether the revenues we generate through these emerging technologies will offset any future decline in DVD sales. If we cannot successfully exploit these and other emerging technologies, it could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.

If TV Guide Network experiences a decline in the distribution of its network or the network's viewership ratings, or if its affiliation agreements are not renewed or terminated, its operating results may be materially adversely affected.

Revenues at TV Guide Network consist of affiliate fees and advertising revenues. Affiliate fees are dependent on affiliation agreements with cable, satellite and telecom operators for distribution of the network to consumers. These agreements generally provide for the network's level of carriage as well as for payment of a license fee to TV Guide Network based on the number of subscribers receiving the service. Since the majority of TV Guide Network's affiliates are contracted under long-term agreements which contain no or only cost-of-living increases, we do not expect significant growth in affiliate revenues in the future. Accordingly, TV Guide Networks' operating results are highly reliant upon advertising revenue. Advertising sales primarily depend on the extent to which the network is distributed and its viewership ratings, as well as the overall strength of the advertising market. TV Guide Network's ratings have come primarily from analog cable homes where scroll data is still used for guidance. As multi system operators reclaim analog bandwidth to launch more digital services and changes in government regulations result in less bandwidth for programming services, TV Guide Network's analog distribution and, consequently, its viewership ratings, may decline which, in turn, could negatively impact advertising sales. In addition, if TV Guide Network is unable to renew its affiliation agreements or renew them on terms that are as favorable as those currently in effect, or if consolidation of the cable and satellite broadcasting industry results in the termination of some of these agreements, TV Guide Network's affiliate fees may decline. If TV Guide experiences a decrease in advertising sales or affiliate fees, its operating results, and our share of those results, may be adversely affected.

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

We distribute motion picture and television productions outside the U.S., in the U.K. and Ireland through Lionsgate UK, and through various output agreement and third party licensees elsewhere, and derive revenues from these sources. As a result, our business is subject to certain risks inherent in international business, many of which are beyond our control. These risks include:

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

One of the risks of the film and television production business is the possibility that others may claim that our productions and production techniques misappropriate or infringe the intellectual property rights of third parties with respect to their previously developed films and televisions series, stories, characters, other entertainment or intellectual property. We are likely to receive in the future claims of infringement or misappropriation of other parties' proprietary rights. Any such assertions or claims may materially adversely affect our business, financial condition, operating results, liquidity and prospects. Irrespective of the validity or the successful assertion of such claims, we could incur significant costs and diversion of resources in defending against them, which could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects. If any claims or actions are asserted against us, we may seek to settle such claim by obtaining a license from the plaintiff covering the disputed intellectual property rights. We cannot provide any assurances, however, that under such circumstances a license, or any other form of settlement, would be available on reasonable terms or at all.

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

As of May 25, 2012, three of our shareholders beneficially owned an aggregate of 74,697,437 of our common shares, or approximately 51.8% of the outstanding shares. In addition, one of these shareholders, Mark H. Rachesky, M.D., the beneficial owner of approximately 35.6% of our outstanding common shares, currently serves as the Chairman of our Board of Directors. Accordingly, these three shareholders, collectively, have the power to exercise substantial influence over us and on matters requiring approval by our shareholders, including the election of directors, the approval of mergers and other significant corporate transactions. This concentration of ownership may make it more difficult for other shareholders to effect substantial changes in our company and may also have the effect of delaying, preventing or expediting, as the case may be, a change in control of our company.

Sales of a substantial number of shares of our common shares, or the perception that such sales might occur, could have an adverse effect on the price of our common shares, and therefore our ability to raise additional capital to fund our operations.

As of May 25, 2012, over 51.8% of our common shares were held beneficially by certain individuals and institutional investors who each had ownership of greater than 5% of our common shares. We also recently filed a resale registration statement to enable certain shareholders who received our common shares in connection with our acquisition of Summit and certain holders of debt convertible into our common shares to resell our common shares. Sales by such individuals and institutional investors of a substantial number of shares of our common shares into the public market, or the perception that such sales might occur, could have an adverse effect on the price of our common shares, which could materially impair our ability to raise capital through the sale of common shares or debt that is convertible into our common shares.
ITEM 1B. UNRESOLVED STAFF COMMENTS.
Not applicable.

ITEM 2. PROPERTIES.

Our corporate head office is located at 1055 West Hastings Street, Suite 2200, Vancouver, British Columbia V6E 2E9. Our principal executive offices are located at 1055 West Hastings Street, Suite 2200 and 2700 Colorado Avenue, Suite 200, Santa Monica, California, 90404. At the Santa Monica address, we occupy approximately 125,000 square feet, including an approximately 4,000 square foot screening room. Our lease expires in August 2015. In Santa Monica, California, we also lease a 4,389 square foot space, a 17,101 square foot space, a 30,107 square foot space and a 2,525 square foot space (which leases expire in March 2016, October 2013, October 2013 and September 2013, respectively).
We believe that our current facilities are adequate to conduct our business operations for the foreseeable future. We believe that we will be able to renew these leases on similar terms upon expiration. If we cannot renew, we believe that we could find other suitable premises without any material adverse impact on our operations.

ITEM 3. LEGAL PROCEEDINGS.

From time to time, the Company is involved in certain claims and legal proceedings arising in the normal course of business. While the resolution of these matters cannot be predicted with certainty, we do not believe, based on current knowledge, that the outcome of any currently pending legal proceedings in which the Company is currently involved will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flow.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information
Our common shares are listed on the NYSE under the symbol “LGF.”

On May 25, 2012, the closing sales price of our common shares on the NYSE was $12.99.
The following table sets forth the range of high and low sale prices for our common shares, as reported by the NYSE in U.S. dollars, for our two most recent fiscal years:

	High	Low
Year ended March 31, 2013
First Quarter (through May 25, 2012)	$13.83	$11.26
Year ended March 31, 2012
Fourth Quarter	$16.19	$8.08
Third Quarter	8.87	6.67
Second Quarter	7.58	6.17
First Quarter	6.75	5.77
Year ended March 31, 2011
Fourth Quarter	$6.87	$5.69
Third Quarter	7.84	6.40
Second Quarter	7.42	5.90
First Quarter	7.38	5.47
Holders
As of May 25, 2012, there were 874 registered holders of our common shares.

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

Securities Authorized for Issuance Under Equity Compensation Plans

We currently maintain one equity compensation plan, the Lions Gate Entertainment Corp. 2004 Performance Incentive Plan (the “2004 Plan”), which has been approved by our shareholders. In addition, as described below, we granted certain equity-based awards that were not under shareholder-approved plans in connection with our acquisition of Mandate Pictures in 2007.

The following table sets forth, for each of our equity compensation plans, the number of common shares subject to outstanding options and rights, the weighted-average exercise price of outstanding options, and the number of shares remaining available for future award grants as of March 31, 2012.

Plan Category	Number of Common Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Common Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in the First Column)
Equity compensation plans approved by shareholders	5,743,357	(1)	$10.29	(2)	1,983,583	(3)
Equity compensation plans not approved by shareholders	250,000	(4)	$9.22	(4)	—
Total	5,993,357		$9.75		1,983,583
___________________________

(1)
Of these shares, 2,906,668 were subject to options then outstanding under the 2004 Plan. In addition, this number includes 2,836,689 shares that were subject to outstanding stock unit awards granted under the 2004 Plan. Of these stock unit awards, 970,027 represent units subject to satisfaction of certain performance targets.

(2)	This number does not reflect the 2,836,689 shares that were subject to outstanding stock unit awards granted under the 2004 Plan.

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

Taxation

The following is a general summary of certain Canadian income tax consequences to U.S. Holders (who, at all relevant times, deal at arm's length with the Company) of the purchase, ownership and disposition of common shares. For the purposes of this Canadian income tax discussion, a “U.S. Holder” means a holder of common shares who (1) for the purposes of the Income Tax Act (Canada) is not, has not, and will not be, or deemed to be, resident in Canada at any time while he, she or it holds common shares, (2) at all relevant times is a resident of the United States under the Canada-United States Income Tax Convention (1980) (the “Convention”) and is eligible for benefits under the Convention, and (3) does not and will not use or be deemed to use the common shares in carrying on a business in Canada. This summary does not apply to U.S. Holders who are insurers. Such U.S. Holders should seek tax advice from their advisors.

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

In addition to the Canadian withholding tax on actual or deemed dividends, a U.S. Holder also needs to consider the potential application of Canadian capital gains tax. A U.S. Holder will generally not be subject to tax under the Income Tax Act (Canada) in respect of any capital gain arising on a disposition of common shares (including, generally, on a purchase by the Company on the open market) unless at the time of disposition such shares constitute taxable Canadian property of the holder for purposes of the Income Tax Act (Canada) and such U.S. Holder is not entitled to relief under the Convention. If the common shares are listed on a designated stock exchange (which includes the NYSE) at the time they are disposed of, they will generally not constitute taxable Canadian property of a U.S. Holder unless, at any time during the 60-month period immediately preceding the disposition of the common shares, the U.S. Holder, persons with whom he, she or it does not deal at arm's length, or the U.S. Holder together with such non-arm's length persons, owned 25% or more of the issued shares of any class or series of the capital stock of the Company and at any time during the immediately preceding 60-month period, the shares derived their value principally from one or any combination of (i) real or immovable property situated in Canada, (ii) Canadian resource properties, (iii) timber resource properties, and (iv) options in respect of, or interests in, such properties. Assuming that the common shares have never derived their value principally from any of the items listed in (i)-(iv) above, gains derived by a U.S. Holder from the disposition of common shares will generally not be subject to tax in Canada.

Issuer Purchases of Equity Securities

On May 31, 2007, our Board of Directors authorized the repurchase of up to $50 million of our common shares. Thereafter, on each of May 29, 2008 and November 6, 2008, as part of its regularly scheduled meetings, our Board of Directors authorized the repurchase up to an additional $50 million of our common shares, subject to market conditions. The additional resolutions increased the total authorization to $150 million. The common shares may be purchased, from time to time, at the Company's discretion, including the quantity, timing and price thereof. Such purchases will be structured as permitted by securities laws and other legal requirements. During the period from the authorization date through March 31, 2012, 6,787,310 shares have been repurchased at a cost of approximately $65.2 million (including commission costs). The share repurchase program has no expiration date.

There were no purchases of shares of our common stock by us during the three months ended March 31, 2012.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2012 — January 31, 2012	—	—	—	—
February 1, 2012 — February 29, 2012	—	—	—	—
March 1, 2012 — March 31, 2012	—	—	—	—
Total	—	—	—	$85,080,000
Stock Performance Graph

The following graph compares our cumulative total shareholder return with those of the NYSE Composite Index and the S&P Movies & Entertainment Index for the period commencing March 31, 2007 and ending March 31, 2012. All values assume that $100 was invested on March 31, 2007 in our common shares and each applicable index and all dividends were reinvested.

The comparisons shown in the graph below are based on historical data and we caution that the stock price performance shown in the graph below is not indicative of, and is not intended to forecast, the potential future performance of our common shares.

	3/07	3/08	3/09	3/10	3/11	3/12
Lions Gate Entertainment Corporation	100.00	85.38	44.22	54.64	54.73	121.89
NYSE Composite	100.00	97.15	56.61	86.82	100.21	100.32
S&P Movies & Entertainment	100.00	83.85	43.81	85.66	106.67	113.89
_______

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
The Selected Consolidated Financial Data below includes the results of Summit from its acquisition date of January 13, 2012 onwards. The Selected Consolidated Financial Data below also includes the results of Maple Pictures from the date of consolidation of July 18, 2007, through the date of sale of August 10, 2011. In addition, the selected consolidated historical financial data below includes the results of TV Guide Network from the acquisition date of February 28, 2009 until its deconsolidation on May 28, 2009, the date on which we sold a 49% interest in TV Guide Network to OEP. Due to the accounting standard pertaining to consolidation accounting for variable interest entities, TV Guide Network has been accounted for under the equity method of accounting since May 28, 2009. See Note 7 to our audited consolidated financial statements. Due to the acquisitions and the consolidation of Maple Pictures, and subsequent sale of our interest in Maple Pictures, and the deconsolidation of TV Guide Network, the Company’s results of operations for the years ended March 31, 2012, 2011, 2010, 2009, and 2008 and financial positions as at March 31, 2012, 2011, 2010, 2009, and 2008 are not directly comparable to prior reporting periods. Additionally, in the quarter ended March 31, 2012, we eliminated the lag in recording our share of EPIX's results and, accordingly, prior period amounts have been adjusted to reflect the elimination of the lag in recording our share of EPIX's results under the equity method of accounting. See Note 7 to our audited consolidated financial statements.

	Year Ended March 31,
	2012	2011	2010	2009	2008
		As adjusted	As adjusted	As adjusted
	(Amounts in thousands, except per share amounts)
Statement of Operations Data:
Revenues	$1,587,579	$1,582,720	$1,489,506	$1,466,374	$1,361,039
Expenses:
Direct operating	908,402	795,746	777,969	793,816	660,924
Distribution and marketing	483,513	547,226	506,141	669,557	635,666
General and administration	168,864	171,407	143,060	136,563	119,080
Gain on sale of asset disposal group	(10,967)	—	—	—	—
Depreciation and amortization	4,276	5,811	12,455	7,657	5,500
Total expenses	1,554,088	1,520,190	1,439,625	1,607,593	1,421,170
Operating income (loss)	33,491	62,530	49,881	(141,219)	(60,131)
Other expenses (income):
Interest expense
Contractual cash based interest	62,430	38,879	27,461	15,131	12,851
Amortization of debt discount (premium) and deferred financing costs	15,681	16,301	19,701	19,144	17,048
Total interest expense	78,111	55,180	47,162	34,275	29,899
Interest and other income	(2,752)	(1,742)	(1,547)	(5,785)	(11,276)
Gain on sale of equity securities	—	—	—	—	(2,909)
Loss (gain) on extinguishment of debt	967	14,505	(5,675)	(3,023)	—
Total other expenses, net	76,326	67,943	39,940	25,467	15,714
Income (loss) before equity interests and income taxes	(42,835)	(5,413)	9,941	(166,686)	(75,845)
Equity interests income (loss)	8,412	(20,712)	(38,995)	(10,159)	(7,559)
Loss before income taxes	(34,423)	(26,125)	(29,054)	(176,845)	(83,404)
Income tax provision	4,695	4,256	1,218	2,724	4,031
Net loss	$(39,118)	$(30,381)	$(30,272)	$(179,569)	$(87,435)

Basic Net Loss Per Common Share	$(0.30)	$(0.23)	$(0.26)	$(1.54)	$(0.74)
Diluted Net Loss Per Common Share	$(0.30)	$(0.23)	$(0.26)	$(1.54)	$(0.74)

Weighted average number of common shares outstanding:
Basic	132,226	131,176	117,510	116,795	118,427
Diluted	132,226	131,176	117,510	116,795	118,427

Balance Sheet Data (at end of period):
Cash and cash equivalents	64,298	86,419	69,242	138,475	371,589
Investment in films and television programs	1,329,053	607,757	661,105	702,767	608,942
Total assets	2,787,995	1,569,153	1,516,361	1,666,135	1,536,927
Senior revolving credit facility	99,750	69,750	17,000	255,000	—
Senior secured second-priority notes	431,510	226,331	225,155	—	—
Term loan	477,514	—	—	—	—
Convertible senior subordinated notes and other financing obligations	108,276	110,973	192,036	281,521	261,519
Total liabilities	2,698,210	1,430,298	1,473,233	1,625,557	1,282,328
Total shareholders’ equity	89,785	138,855	42,013	40,578	254,599

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview
Lions Gate Entertainment Corp. (“Lionsgate,” the “Company,” “we,” “us” or “our”) is a leading global entertainment company with a strong and diversified presence in motion picture production and distribution, television programming and syndication, home entertainment, family entertainment, digital distribution, new channel platforms and international distribution and sales.

In fiscal 2012 (i.e., the twelve-month period ending March 31, 2012), Lionsgate released 14 motion pictures theatrically, which included films developed and produced in-house, films co-developed and co-produced and films acquired from third parties. On January 13, 2012, we acquired Summit Entertainment, LLC (“Summit”), an independent worldwide theatrical motion picture development, production, and distribution studio. In calendar 2011, Summit released 8 motion pictures theatrically, which included films developed and produced in-house, films co-developed and co-produced and films acquired from third parties. In fiscal 2013, we intend to release approximately 20 motion pictures theatrically, with a smaller theatrical slate of approximately 12 to 14 titles per year to follow for fiscal years thereafter.

Our television business consists of the development, production, syndication and distribution of television productions. We currently produce and syndicate 19 television shows, which air on 14 networks and distribute over 200 series worldwide. In fiscal 2013, we expect to grow our television business through continued production and distribution of original content.

We distribute our library of approximately 13,000 motion picture titles and television episodes and programs directly to retailers, rental kiosks, through various digital media platforms, and pay and free television channels in the United States (the “U.S.”), the United Kingdom (the “U.K.”) and Ireland, and indirectly to other international markets through our subsidiaries and various third parties. We also distribute product through the following joint ventures:

•
Celestial Tiger Entertainment Limited (“Celestial Tiger Entertainment”), our joint venture with Saban Capital Group, Inc. (“SCG”) and Celestial Pictures, a company wholly-owned by Astro Malaysia Holdings Sdn Bhd (“Celestial Pictures”);

•	Horror Entertainment, LLC (“FEARnet”), our joint venture with Sony Pictures Television Inc. (“Sony”) and Comcast Corporation (“Comcast”);

•	Studio 3 Partners LLC (“EPIX”), our joint venture with Viacom Inc. (“Viacom”), its Paramount Pictures unit (“Paramount Pictures”) and Metro-Goldwyn-Mayer Studios Inc. (“MGM”); and

•
TV Guide Network, TV Guide Network On Demand and TV Guide Online (www.tvguide.com) (collectively, “TV Guide Network”), our joint ventures with One Equity Partners (“OEP”), the global private equity investment arm of JPMorgan Chase & Co.

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

Historically, we have made numerous acquisitions that are significant to our business and we may continue to make such acquisitions in the future. In this regard, we have acquired, integrated and/or consolidated into our business the following:

•	Summit, an independent worldwide theatrical motion picture development, production, and distribution studio (acquired in January 2012);

•	Mandate Pictures LLC (“Mandate Pictures”), a worldwide independent film producer, financier and distributor (acquired in September 2007);

•	Debmar-Mercury, LLC (“Debmar-Mercury”), a media company specializing in syndication, network, cable and ancillary markets (acquired in July 2006);

•	Redbus Film Distribution Ltd. and Redbus Pictures, (collectively, “Redbus” and currently, Lions Gate UK Limited (“Lionsgate UK”), a U.K. based independent film distributor (acquired in October 2005);

•
Certain of the film assets and accounts receivable of Modern Entertainment, Ltd. (“Modern Entertainment”), a licensor of film rights to distributors, broadcasters and cable networks (acquired in August 2005);

•	Artisan Entertainment, Inc. (“Artisan Entertainment”), a diversified motion picture, family and home entertainment company (acquired in December 2003); and

•	Trimark Holdings, Inc. (“Trimark”), a worldwide distributor of entertainment content (acquired in October 2000).

As part of this strategy, we also have acquired ownership interests in the following:

•
Celestial Tiger Entertainment (a 16% interest), a diversified media company focusing on the operation of branded pay television channels, content creation and content distribution targeted at Asian consumers (entered into in December 2011);

•
Pantelion Films (a 49% interest), a studio designed to produce and distribute a slate of English and Spanish language feature films to target Hispanic moviegoers in the U.S. (entered into in July 2010);

•	TV Guide Network (a 51% interest), an entertainment channel featuring original and acquired programming (acquired in February 2009 and a 49% interest sold to OEP in May 2009);

•	EPIX (a 31.2% interest), a premium entertainment service available on television, video-on-demand (“VOD”), online and consumer electronic devices (entered into in April 2008);

•	Elevation Sales Limited (“Elevation”) (a 50% interest), a U.K. based home entertainment distributor (interest acquired in July 2007);

•	Roadside Attractions, LLC (“Roadside Attractions”) (a 43.0% interest), an independent theatrical distribution company (interest acquired in July 2007);

•	NextPoint, Inc. (“Break Media”) (a 42.6% interest), a creator, publisher, and distributor of digital entertainment content (interest acquired in June 2007); and

•	FEARnet (a 34.5% interest), a multiplatform programming and content service provider (interest acquired in October 2006).
Revenues
Our revenues are derived from the Motion Pictures and Television Production segments, as described below. Our revenues are derived from the U.S., Canada, the U.K., Australia and other foreign countries. None of the non-U.S. countries individually comprised greater than 10% of total revenues for the years ended March 31, 2012 and 2011.
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
Home Entertainment revenues includes revenues from our own film and television productions and acquired or licensed films, including theatrical and direct-to-video releases, generated from the sale to retail stores and through digital media platforms. In addition, we have revenue sharing arrangements with certain rental stores which generally provide that in exchange for a nominal or no upfront sales price, we share in the rental revenues generated by each such store on a title-by-title basis. We categorized our Home Entertainment revenue as follows:

•	Packaged media revenue: Packaged media revenue consists of the sale or rental of DVDs and Blu-ray discs.

•	Electronic media revenue: Electronic media revenue consists of revenues generated from electronic sell-through or “EST,” digital rental, pay-per-view and video-on-demand platforms.
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
Recent Developments

Acquisition of Summit Entertainment, LLC. On January 13, 2012, the Company purchased all of the membership interests in Summit , a worldwide independent film producer and distributor. The aggregate purchase price was approximately $412.1 million, which consisted of $361.9 million in cash, 5,837,781 in the Company's common shares (a part of which are included in escrow for indemnification purposes). Approximately $279.4 million of the purchase price and acquisition costs were funded with cash on the balance sheet of Summit. The value assigned to the shares for purposes of recording the acquisition was $50.2 million and was based on the closing price of the Company’s common shares on the date of closing of the acquisition. Additionally, the Company may be obligated to pay additional cash consideration of up to $7.5 million pursuant to the purchase agreement, should the domestic theatrical receipts from certain films meet certain target performance thresholds.

In addition, on the date of the close, Summit's existing term loan of $507.8 million was paid off with cash from Lionsgate and the net proceeds of $476.2 million, after fees and expenses, from a new term loan with a principal amount of $500.0 million, maturing on September 7, 2016.
Convertible Senior Subordinated Notes Issuance. On January 11, 2012, Lions Gate Entertainment Inc., a wholly-owned subsidiary of the Company ("LGEI"), sold $45.0 million in aggregate principal amount of 4.00% Convertible Senior Subordinated Notes with a maturity date of January 11, 2017 (the "January 2012 4.00% Notes"). The proceeds were used to fund a portion of the acquisition of Summit discussed above. Interest on the January 2012 4.00% Notes is payable semi-annually on January 15 and July 15 of each year, commencing on July 15, 2012. The January 2012 4.00% Notes are convertible into common shares of the Company at any time prior to maturity or repurchase by the Company, at an initial conversion price of approximately $10.50 per share, subject to adjustment in certain circumstances, as specified in the Indenture.
Secondary Public Offering. On October 18, 2011, pursuant to the terms of an underwriting agreement, certain selling shareholders sold an aggregate of 19,201,000 common shares of the Company, at a price of $7.00 per share. The Company did not receive any proceeds from the sale of the shares in the offering. The Company paid an underwriting fee of approximately $3.4 million at the close of the transaction.
Redemption of October 2004 2.9375% Notes. On October 15, 2011, certain holders of 2.9375% Convertible Senior Subordinated Notes issued in October 2004 (the "October 2004 2.9375% Notes") required LGEI to repurchase $26.6 million in aggregate principal amount (carrying value - $26.6 million) of the October 2004 2.9375% Notes, pursuant to the redemption terms of the October 2004 2.9375% Notes (see Note 9 of our consolidated financial statements). LGEI paid approximately $27.0 million for the repurchase, representing a price equal to 100% of the principal amount on October 17, 2011, together with accrued and unpaid interest through October 17, 2011.
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
Additional Issuance of Senior Secured Second-Priority Notes. On May 13, 2011, LGEI issued approximately $200.0 million aggregate principal amount of senior secured second-priority notes due 2016 (the “May 2011 Senior Notes” and collectively with $236.0 million aggregate principal amount of senior secured second-priority notes due 2016 (the "October 2009 Senior Notes"), the "Senior Notes") in a private offering conducted pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended (the “Securities Act”). The May 2011 Senior Notes have the same terms as the October 2009 Senior Notes, except for the issue date, issue price and first interest payment. The May 2011 Senior Notes were sold at 102.219% of the principal amount plus accrued interest thereon from May 1, 2011, resulting in gross proceeds of approximately $204.4 million and net proceeds of approximately $192.4 million after estimated fees and expenses, including $5.6 million paid in connection with the consent solicitation of holders of the October 2009 Senior Notes. A portion of the proceeds were used to pay down amounts outstanding under our senior secured credit facility. The Senior Notes pay interest semi-annually on May 1 and November 1 of each year at a rate of 10.25% per year. The Senior Notes will mature on November 1, 2016.
Repurchase and Sale of a Portion of the Senior Secured Second-Priority Notes. In August 2011, a subsidiary of LGEI paid $9.9 million to repurchase $10.0 million of aggregate principal amount (carrying value — $9.9 million) of the Senior Notes. We recorded a loss on extinguishment in the quarter ended September 30, 2011 of $0.4 million, which includes $0.5 million of deferred financing costs written off. In September 2011, in connection with the common shares repurchased as discussed in Note 14 to our consolidated financial statements, LGEI resold such Senior Notes at 99.0% of the $10.0 million face amount therof, plus accrued interest thereon from May 1, 2011, resulting in gross proceeds of approximately $10.2 million, which were used to repurchase the common shares, as discussed in Note 14 to our consolidated financial statements.
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
Sales Returns Allowance. Revenues are recorded net of estimated returns and other allowances. We estimate reserves for DVD/Blu-ray returns based on previous returns experience, point-of-sale data available from certain retailers, current economic trends, and projected future sales of the title to the consumer based on the actual performance of similar titles on a title-by-title basis in each of the DVD/Blu-ray businesses. Factors affecting actual returns include, among other factors, limited retail shelf space at various times of the year, success of advertising or other sales promotions, and the near term release of competing titles. We believe that our estimates have been materially accurate in the past; however, due to the judgment involved in establishing reserves, we may have adjustments to our historical estimates in the future. Our estimate of future returns affects reported revenue and operating income. If we underestimate the impact of future returns in a particular period, then we may record less revenue in later periods when returns exceed the estimated amounts. If we overestimate the impact of future returns in a particular period, then we may record additional revenue in later periods when returns are less than estimated. An incremental change of 1% in our estimated sales returns rate (i.e., provisions for returns divided by gross sales of related product) for home entertainment products would have had an impact of approximately $7.0 million and $8.1 million on our total revenue in the fiscal years ended March 31, 2012 and March 31, 2011, respectively.
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
Goodwill. Goodwill is reviewed annually for impairment each fiscal year or between the annual tests if an event occurs or circumstances change that indicate it is more likely than not that the fair value of a reporting unit is less than its carrying value. We perform our annual impairment test as of January 1 in each fiscal year. We performed our last annual impairment test on our goodwill as of January 1, 2012. No goodwill impairment was identified in any of our reporting units. Determining the fair value of reporting units requires various assumptions and estimates. The estimates of fair value include consideration of the future projected operating results and cash flows of the reporting unit. Such projections could be different than actual results. Should actual results be significantly less than estimates, the value of our goodwill could be impaired in the future.
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
Recent Accounting Pronouncements
We adopted Accounting Standards Update ("ASU") No. 2011-08 “Testing Goodwill for Impairment” for the fiscal year ending March 31, 2012. ASU 2011-08 simplifies how entities test goodwill for impairment and permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The adoption of ASU 2011-08 did not have an impact on our consolidated financial statements.
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

RESULTS OF OPERATIONS
Fiscal 2012 Compared to Fiscal 2011
The following table sets forth the components of consolidated revenue by segment for the fiscal years ended March 31, 2012 and 2011:

	Year Ended	Year Ended	Increase (Decrease)
	March 31, 2012	March 31, 2011	Amount	Percent
		(Amounts in millions)
Consolidated Revenue
Motion Pictures	$1,190.3	$1,229.5	$(39.2)	(3.2)%
Television Production	397.3	353.2	44.1	12.5%
	$1,587.6	$1,582.7	$4.9	0.3%
Our largest component of revenue comes from home entertainment. The following table sets forth total home entertainment revenue for both the Motion Pictures and Television Production reporting segments for the fiscal years ended March 31, 2012 and 2011:

	Year Ended	Year Ended	Increase (Decrease)
	March 31, 2012	March 31, 2011	Amount	Percent
		(Amounts in millions)
Home Entertainment Revenue
Motion Pictures	$582.0	$635.6	$(53.6)	(8.4)%
Television Production	101.5	54.4	47.1	86.6%
	$683.5	$690.0	$(6.5)	(0.9)%

Motion Pictures Revenue
The table below sets forth the components of revenue and the changes in these components for the motion pictures reporting segment for the years ended March 31, 2012 and 2011. Due to the acquisition of Summit, motion pictures revenue for fiscal 2012 includes Summit revenue from the acquisition date of January 13, 2012 through March 31, 2012. We currently expect our motion pictures segment revenue for fiscal 2013 will exceed our fiscal 2012 motion picture segment revenue. However, actual motion pictures revenue will depend on the performance of our film and home entertainment titles across all media and territories and can vary materially from expectations.

	Year Ended	Year Ended	Increase (Decrease)
	March 31, 2012	March 31, 2011	Amount	Percent
	(Amounts in millions)
Motion Pictures (1)
Theatrical	$208.9	$205.9	$3.0	1.5%
Home Entertainment	582.0	635.6	(53.6)	(8.4)%
Television	119.9	139.8	(19.9)	(14.2)%
International	112.9	126.5	(13.6)	(10.8)%
Lionsgate UK	101.5	79.2	22.3	28.2%
Mandate Pictures	55.4	38.7	16.7	43.2%
Other	9.7	3.8	5.9	155.3%
	$1,190.3	$1,229.5	$(39.2)	(3.2)%

(1)
For the fiscal year ended March 31, 2012, Motion Pictures revenue includes Maple Pictures revenue of $17.4 million through the date of sale of August 10, 2011, compared to Maple Pictures revenue of $85.6 million for the fiscal year ended March 31, 2011. Subsequent to August 10, 2011, revenue generated pursuant to the distribution agreements with Alliance has been recorded net of fees and expenses.

Motion Pictures — Theatrical Revenue
The following table sets forth the titles contributing approximately five percent or more of theatrical revenue by fiscal years theatrical slate and the month of their release for the fiscal years ended March 31, 2012 and 2011:

Year Ended March 31,
2012		2011
	Theatrical Release Date		Theatrical Release Date
Fiscal 2012 Theatrical Slate:		Fiscal 2011 Theatrical Slate:
The Hunger Games	March 2012	For Colored Girls	November 2010
Good Deeds	February 2012	Saw 3D	October 2010
Abduction	September 2011	Alpha and Omega	September 2010
Madea's Big Happy Family	April 2011	The Expendables	August 2010
		The Last Exorcism	August 2010
		Killers	June 2010
		Why Did I Get Married Too?	April 2010
		Kick-Ass	April 2010
Theatrical revenue of $208.9 million increased $3.0 million, or 1.5%, in fiscal 2012 as compared to fiscal 2011. The increase in theatrical revenue in fiscal 2012 as compared to fiscal 2011 is due to the successful box office performance of The Hunger Games in fiscal 2012, offset by only eight theatrical releases in fiscal 2012, as compared to twelve theatrical releases in fiscal 2011. The Hunger Games released on March 23, 2012 and includes eight days of theatrical rentals in fiscal 2012. Also, due to the January 2012 acquisition of Summit, theatrical revenue in fiscal 2012 includes revenue from the release of the Summit titles, Gone and Man on a Ledge, with no comparable revenue in fiscal 2011.

Motion Pictures — Home Entertainment Revenue
The following table sets forth the titles contributing approximately two percent or more of motion pictures home entertainment revenue for the fiscal years ended March 31, 2012 and 2011:

Year Ended March 31,
2012		2011
	DVD Release Date		DVD Release Date
Fiscal 2012 Theatrical Slate:		Fiscal 2011 Theatrical Slate:
Abduction	January 2012	The Next Three Days	March 2011
Warrior	December 2011	For Colored Girls	February 2011
Conan the Barbarian	November 2011	Saw 3D	January 2011
Madea's Big Happy Family	August 2011	Alpha and Omega	January 2011
Fiscal 2011 Theatrical Slate:		The Expendables	November 2010
The Lincoln Lawyer	July 2011	Killers	September 2010
Summit Titles Released Theatrically Pre-Acquisition:		Kick-Ass	August 2010
The Twilight Saga: Breaking Dawn - Part 1	February 2012	Why Did I Get Married Too?	August 2010
Managed Brands:		Fiscal 2010 Theatrical Slate:
50/50	January 2012	From Paris With Love	June 2010
		Daybreakers	May 2010
		The Spy Next Door	May 2010
		Precious	March 2010
Managed Brands:
		The Switch	March 2011

The following table sets forth the components of home entertainment revenue by product category for the fiscal years ended March 31, 2012 and 2011:

	Year Ended March 31,
	2012			2011
	Packaged Media	Electronic Media	Total	Packaged Media	Electronic Media	Total
			(Amounts in millions)
Home entertainment revenues
Fiscal 2012 Theatrical Slate	$57.1	$17.5	$74.6	$—	$—	$—
Fiscal 2011 Theatrical Slate	46.9	36.5	83.4	192.9	38.7	231.6
Fiscal 2010 Theatrical Slate	5.1	0.9	6.0	74.4	42.3	116.7
Fiscal 2009 Theatrical Slate	3.7	1.4	5.1	10.0	1.2	11.2
Fiscal 2008 & Prior Theatrical Slate	15.3	3.6	18.9	22.8	4.2	27.0
Total Theatrical Slates	128.1	59.9	188.0	300.1	86.4	386.5
Summit Titles Released Theatrically Pre-Acquisition	142.9	7.1	150.0	—	—	—
Managed Brands (1)	193.0	45.0	238.0	201.2	32.7	233.9
Other	2.9	3.1	6.0	12.0	3.2	15.2
	$466.9	$115.1	$582.0	$513.3	$122.3	$635.6
 ___________________

(1)	Managed Brands consists of Direct-to-DVD, acquired and licensed brands, acquired library and other product.
Home entertainment revenue of $582.0 million decreased $53.6 million, or 8.4%, in fiscal 2012 as compared to fiscal 2011. The decrease in home entertainment revenue is primarily due to a decrease in the contribution of revenue from the theatrical slates as listed above, offset in part by the contribution of packaged media revenue from Summit titles released theatrically pre-acquisition, with no comparable revenue in fiscal 2011, and to a lesser extent, an increase in the contribution of electronic media revenue from managed brands. The decrease in revenue contributed by the theatrical slates is primarily due to only five titles released on DVD in fiscal 2012 from our fiscal 2012 theatrical slate, as compared to ten titles released on DVD in fiscal 2011 from our fiscal 2011 theatrical slate, and also due to the performance of the titles released, and in particular, the significant home entertainment revenues generated by The Expendables in fiscal 2011.
Motion Pictures — Television Revenue
The following table sets forth the titles contributing significant motion pictures television revenue for the fiscal years ended March 31, 2012 and 2011:

Year Ended March 31,
2012	2011
Fiscal 2012 Theatrical Slate:	Fiscal 2011 Theatrical Slate:
Madea's Big Happy Family	Kick-Ass
Fiscal 2011 Theatrical Slate:	Killers
Alpha & Omega	Why Did I Get Married Too?
For Colored Girls	Fiscal 2010 Theatrical Slate:
Saw 3D	Brothers
The Expendables	Daybreakers
The Last Exorcism	From Paris With Love
The Lincoln Lawyer	I Can Do Bad All By Myself
The Next Three Days	Precious
Fiscal 2009 Theatrical Slate:	Saw VI
Madea Goes to Jail	The Spy Next Door
Fiscal 2009 Theatrical Slate:
The Forbidden Kingdom

The following table sets forth the components of television revenue by product category for the fiscal years ended March 31, 2012 and 2011:

	Year Ended
	March 31,
	2012	2011
	(Amounts in millions)
Television revenues
Fiscal 2012 Theatrical Slate	$9.8	$—
Fiscal 2011 Theatrical Slate	59.2	29.4
Fiscal 2010 Theatrical Slate	1.5	56.3
Fiscal 2009 Theatrical Slate	12.8	13.2
Fiscal 2008 & Prior Theatrical Slate	14.7	22.6
Total Theatrical Slates	98.0	121.5
Summit Titles Released Theatrically Pre-Acquisition	2.7	—
Managed Brands	18.0	16.2
Other	1.2	2.1
	$119.9	$139.8

Television revenue included in motion pictures revenue of $119.9 million decreased $19.9 million, or 14.2%, in fiscal 2012, as compared to fiscal 2011. The decrease in television revenue in fiscal 2012 compared to fiscal 2011, is mainly due to the number and performance of titles in the theatrical slates listed above with television availability windows opening in fiscal 2012. The contribution of television revenue from the titles listed above was $72.7 million in fiscal 2012, compared to $85.0 million in fiscal 2011, and the contribution of television revenue from titles not listed above was $47.2 million in fiscal 2012, compared to $54.8 million in fiscal 2011.
Motion Pictures — International Revenue
The following table sets forth the titles contributing significant motion pictures international revenue for the fiscal years ended March 31, 2012 and 2011:

Year Ended March 31,
2012	2011
Fiscal 2012 Theatrical Slate:	Fiscal 2011 Theatrical Slate:
Abduction	Alpha and Omega
The Hunger Games	Kick-Ass
Warrior	Killers
Fiscal 2011 Theatrical Slate:	Saw 3D
Kick-Ass	The Next Three Days
Summit Titles Released Theatrically Pre-Acquisition:
The Twilight Saga: Breaking Dawn - Part 1

The following table sets forth the components of international revenue by product category for the fiscal years ended March 31, 2012 and 2011:

	Year Ended
	March 31,
	2012	2011
	(Amounts in millions)
International revenues
Fiscal 2012 Theatrical Slate	$46.7	$—
Fiscal 2011 Theatrical Slate	13.1	86.8
Fiscal 2010 Theatrical Slate	2.0	14.4
Fiscal 2009 Theatrical Slate	1.8	4.7
Fiscal 2008 & Prior Theatrical Slate	6.0	7.4
Total Theatrical Slates	69.6	113.3
Summit Titles Released Theatrically Pre-Acquisition	21.3	—
Managed Brands	19.4	10.3
Other	2.6	2.9
	$112.9	$126.5

International revenue included in motion pictures revenue of $112.9 million decreased $13.6 million, or 10.8%, in fiscal 2012, as compared to fiscal 2011. The decrease in international revenue in fiscal 2012 compared to fiscal 2011, is mainly due to the revenues generated by the titles and product categories listed above.
Motion Pictures — Lionsgate UK Revenue
The following table sets forth the titles contributing significant Lionsgate UK revenue for the fiscal years ended March 31, 2012 and 2011:

Year Ended March 31,
2012	2011
Fiscal 2012 Theatrical Slate:	Fiscal 2011 Theatrical Slate:
The Hunger Games	Saw 3D
Fiscal 2011 Theatrical Slate:	The Expendables
The Expendables	Fiscal 2010 Theatrical Slate:
Lionsgate UK and third party product:	Daybreakers
Blitz	Lionsgate UK and third party product:
Harry Brown
The Hurt Locker

The following table sets forth the components of Lionsgate UK revenue by product category for the fiscal years ended March 31, 2012 and 2011:

	Year Ended March 31,
	2012	2011
	(Amounts in millions)
Lionsgate UK revenues
Fiscal 2012 Theatrical Slate	$14.9	$—
Fiscal 2011 Theatrical Slate	19.4	32.2
Fiscal 2010 Theatrical Slate	1.1	8.2
Fiscal 2009 Theatrical Slate	3.2	1.0
Fiscal 2008 & Prior Theatrical Slate	1.9	2.5
Total Theatrical Slates	40.5	43.9
Summit Titles Released Theatrically Pre-Acquisition	6.7	—
Lionsgate UK and third party product	38.6	22.1
Managed Brands	15.4	10.4
Other	0.3	2.8
	$101.5	$79.2
Lionsgate UK revenue of $101.5 million increased $22.3 million, or 28.2%, in fiscal 2012 as compared to fiscal 2011. The increase in Lionsgate UK revenue in fiscal 2012 compared to fiscal 2011 is mainly due to the revenue generated by the titles and product categories listed above.

Motion Pictures — Mandate Pictures Revenue
The following table sets forth the titles contributing significant Mandate Pictures revenue for the fiscal years ended March 31, 2012 and 2011:

Year Ended March 31,
2012	2011
50/50	Drag Me To Hell
A Very Harold & Kumar 3D Christmas	Juno
Juno	Peacock
Young Adult	The Switch
Whip It
Mandate Pictures revenue includes revenue from the sales and licensing of domestic and worldwide rights of titles developed or acquired by Mandate Pictures to third-party distributors or international sub-distributors. Mandate Pictures revenue of $55.4 million increased $16.7 million, or 43.2%, in fiscal 2012 as compared to fiscal 2011.
Television Production Revenue
Television production revenue of $397.3 million increased $44.1 million, or 12.5%, in fiscal 2012 as compared to fiscal 2011. The following table sets forth the components and the changes in the components of revenue that make up television production revenue for the fiscal years ended March 31, 2012 and 2011:

	Year Ended	Year Ended	Increase (Decrease)
	March 31, 2012	March 31, 2011	Amount	Percent
		(Amounts in millions)
Television Production
Domestic series licensing
Lionsgate Television	$118.0	$123.0	$(5.0)	(4.1)%
Debmar-Mercury	133.8	136.5	(2.7)	(2.0)%
Total domestic series licensing	251.8	259.5	(7.7)	(3.0)%
International	37.2	37.1	0.1	0.3%
Home entertainment releases of television production	101.5	54.4	47.1	86.6%
Other	6.8	2.2	4.6	209.1%
	$397.3	$353.2	$44.1	12.5%
Revenues included in television production increased in fiscal 2012, mainly due to higher revenue generated from the home entertainment category of television production, offset in part by lower revenue generated from domestic series licensing in fiscal 2012 as compared to fiscal 2011.

The following table sets forth the number of television episodes and hours included in Lionsgate Television domestic series licensing revenue in the fiscal years ended March 31, 2012 and 2011, respectively:

		Year Ended				Year Ended
		March 31, 2012				March 31, 2011
		Episodes	Hours			Episodes	Hours
Weeds Season 7	1/2hr	13	6.5	Weeds Season 6	1/2hr	13	6.5
Blue Mountain State Season 3	1/2hr	13	6.5	Blue Mountain State Season 2	1/2hr	13	6.5
Bloomberg The Mentor Season 2	1/2hr	8	4.0	Running Wilde Season 1	1/2hr	13	6.5
Nurse Jackie Season 4	1/2hr	10	5.0	Nurse Jackie Season 3	1/2hr	12	6.0
Boss Season 1	1hr	8	8.0	Mad Men Season 4	1hr	13	13.0
Mad Men Season 5	1hr	13	13.0	Scream Queens Season 2	1hr	8	8.0
Pilots	1/2hr & 1hr	2	1.5	Pilots	1/2hr & 1hr	3	2.0
		67	44.5			75	48.5
Revenues included in domestic series licensing from Lionsgate Television decreased in fiscal 2012, due to a decrease in the number of television episodes delivered as compared to fiscal 2011. Revenues included in domestic series licensing from Debmar-Mercury decreased in fiscal 2012, primarily because fiscal 2011 included revenue from Weeds Seasons 1 through 5, with only comparable revenue from Weeds Season 6 in fiscal 2012.
International revenue in fiscal 2012 was comparable to fiscal 2011. International revenue in fiscal 2012 primarily included revenue from Blue Mountain State Season 2, Mad Men Seasons 1, 2, 3, and 4, and Weeds Seasons 5 and 6. International revenue in fiscal 2011 included revenue from Blue Mountain State Season 1, Crash Season 2, and Mad Men Seasons 1, 2, 3, and 4.
The increase in revenue from home entertainment releases of television production is primarily driven by electronic media revenue from Mad Men Seasons 1, 2, 3, and 4, as a result of a licensing contract, and Weeds Seasons 1, 2, 3, 4 and 5, primarily as a result of an extension of a licensing contract, and to a lesser extent, packaged media revenue from Weeds Season 7 (released February 2012) in fiscal 2012.

Direct Operating Expenses
The following table sets forth direct operating expenses by segment for the fiscal years ended March 31, 2012 and 2011:

	Year Ended			Year Ended
	March 31, 2012			March 31, 2011
	Motion Pictures	Television Production	Total	Motion Pictures	Television Production	Total
	(Amounts in millions)
Direct operating expenses
Amortization of films and television programs	$415.5	$188.2	$603.7	$354.4	$175.0	$529.4
Participation and residual expense	187.4	116.0	303.4	170.3	95.0	265.3
Other expenses	1.5	(0.2)	1.3	1.2	(0.2)	1.0
	$604.4	$304.0	$908.4	$525.9	$269.8	$795.7
Direct operating expenses as a percentage of segment revenues	50.8%	76.5%	57.2%	42.8%	76.4%	50.3%
Direct operating expenses of the motion pictures segment of $604.4 million for fiscal 2012 were 50.8% of motion pictures revenue, compared to $525.9 million, or 42.8% of motion pictures revenue for fiscal 2011. The increase in direct operating expense of the motion pictures segment as a percent of revenue in fiscal 2012 is primarily due to the aggregate increase in the film cost of the Summit film assets as a result of recording the film rights of Summit at their estimated fair values due to the application of purchase accounting under generally accepted accounting principles, which results in higher amortization cost in relation to revenue. Additionally, the increase is, to a lesser extent, due to the change in the mix of product generating revenue compared to fiscal 2011, and is primarily driven by the titles in our theatrical slates. Investment in film write-downs of the motion pictures segment during fiscal 2012 totaled approximately $6.8 million, compared to $6.6 million for fiscal 2011. In fiscal 2012 and in fiscal 2011, there was one write-down that individually exceeded $1.0 million. Due to the January 2012 acquisition of Summit, we currently expect that direct operating expenses of the motion pictures segment for fiscal 2013 will increase as compared to fiscal 2012.
Direct operating expenses of the television production segment of $304.0 million for fiscal 2012 were 76.5% of television revenue, compared to $269.8 million, or 76.4%, of television revenue for fiscal 2011. The direct operating expenses as a percent of television revenue were comparable to fiscal 2011. In fiscal 2012, $3.8 million of charges for write-downs of television film costs were included in the amortization of television programs, compared to charges of $11.6 million in fiscal 2011. In fiscal 2012, there were no write-downs that individually exceeded $1.0 million, and the fiscal 2011 write-downs included write-downs on three titles over $1.0 million, which aggregated $7.9 million, of which $5.3 million related to one television series.

Distribution and Marketing Expenses
The following table sets forth distribution and marketing expenses by segment for the fiscal years ended March 31, 2012 and 2011:

	Year Ended			Year Ended
	March 31, 2012			March 31, 2011
	Motion Pictures	Television Production	Total	Motion Pictures	Television Production	Total
	(Amounts in millions)
Distribution and marketing expenses
Theatrical	$234.4	$—	$234.4	$267.1	$—	$267.1
Home Entertainment	164.2	8.6	172.8	191.2	12.6	203.8
Television	2.0	14.6	16.6	1.6	14.8	16.4
International	5.0	3.8	8.8	5.3	5.3	10.6
Lionsgate UK	45.8	1.5	47.3	45.1	2.5	47.6
Other	3.6	0.1	3.7	1.5	0.2	1.7
	$455.0	$28.6	$483.6	$511.8	$35.4	$547.2

The majority of distribution and marketing expenses relate to the motion pictures segment. Theatrical prints and advertising (“P&A”) in the motion pictures segment in fiscal 2012 of $234.4 million decreased $32.7 million, compared to $267.1 million in fiscal 2011, largely due to only eight theatrical releases in fiscal 2012 as compared to twelve theatrical releases in fiscal 2011. Domestic theatrical P&A from the motion pictures segment in fiscal 2012 included P&A incurred on the release of Abduction, Conan the Barbarian, Good Deeds, Madea's Big Happy Family, The Hunger Games, and Warrior. Also, due to the January 2012 acquisition of Summit, domestic theatrical P&A from the motion pictures segment in fiscal 2012 includes P&A incurred on the release of a Summit title, Man on a Ledge, with no comparable expense in fiscal 2011. Approximately $125.1 million of P&A was incurred on titles that generated less than 5% of theatrical revenue in fiscal 2012, of which approximately $15.5 million was P&A incurred in advance for films to be released in fiscal 2013, such as The Cabin in the Woods, Safe and What to Expect When You're Expecting. Domestic theatrical P&A from the motion pictures segment in fiscal 2011 included P&A incurred on the release of Alpha and Omega, Buried, For Colored Girls, Kick-Ass, Killers, Saw 3D, The Expendables, The Last Exorcism, The Next Three Days, and Why Did I Get Married Too?. Approximately $58.7 million of P&A was incurred on titles that generated less than 5% of theatrical revenue in fiscal 2011, of which $7.6 million was P&A incurred in advance for films to be released in fiscal 2012. Due to the January 2012 acquisition of Summit, we currently expect that distribution and marketing expenses of the motion pictures segment for fiscal 2013 will increase as compared to fiscal 2012.
Home entertainment distribution and marketing costs on motion pictures and television product in fiscal 2012 of $172.8 million decreased $31 million, or 15.2%, compared to $203.8 million in fiscal 2011, primarily due to lower distribution and marketing costs associated with lower motion pictures home entertainment revenues. Home entertainment distribution and marketing costs as a percentage of home entertainment revenues was 25.3% and 29.5% in fiscal 2012 and fiscal 2011, respectively. The decrease in home entertainment distribution and marketing costs as a percentage of home entertainment revenues was primarily due to an increase in home entertainment revenue from electronic media, which requires substantially lower distribution and marketing costs as compared to packaged media, as compared to fiscal 2011.
Lionsgate UK distribution and marketing expenses in the motion pictures segment in fiscal 2012 of $45.8 million increased slightly from $45.1 million in fiscal 2011.

General and Administrative Expenses
The following table sets forth general and administrative expenses by segment for the fiscal years ended March 31, 2012 and 2011:

	Year Ended	Year Ended	Increase (Decrease)
	March 31, 2012	March 31, 2011	Amount	Percent
	(Amounts in millions)
General and administrative expenses
Motion Pictures	$55.5	$48.4	$7.1	14.7%
Television Production	10.9	11.5	(0.6)	(5.2)%
Shared services and corporate expenses, excluding items below	67.1	56.2	10.9	19.4%
Total general and administrative expenses before share-based compensation expense, shareholder activist matter expenses, and acquisition related expenses	133.5	116.1	17.4	15.0%
Share-based compensation expense	25.0	32.4	(7.4)	(22.8)%
Shareholder activist matter	(1.7)	22.9	(24.6)	(107.4)%
Severance and transaction costs related to the acquisition of Summit Entertainment, LLC	12.0	—	12.0	100.0%
	35.3	55.3	(20.0)	(36.2)%
Total general and administrative expenses	$168.8	$171.4	$(2.6)	(1.5)%
Total general and administrative expenses as a percentage of revenue	10.6%	10.8%
General and administrative expenses excluding share-based compensation expense, shareholder activist matter expenses, and acquisition related expenses, as a percentage of revenue	8.4%	7.3%

Total General and Administrative Expenses
General and administrative expenses decreased by $2.6 million, or 1.5%, as reflected in the table above and further discussed below.
Motion Pictures
General and administrative expenses of the motion pictures segment increased $7.1 million, or 14.7%. The increase in motion pictures general and administrative expenses is primarily due to general and administrative expenses associated with Summit, acquired on January 13, 2012. Included in the motion pictures segment in fiscal 2012, is $2.4 million in general and administrative expenses associated with Maple Pictures. Due to the sale of Maple Pictures, the Company will no longer incur general and administrative expenses associated with Maple Pictures. In fiscal 2012, $11.4 million of motion pictures production overhead was capitalized compared to $9.0 million in fiscal 2011.
Television Production
General and administrative expenses of the television production segment decreased $0.6 million, or 5.2%. In fiscal 2012, $5.8 million of television production overhead was capitalized compared to $4.3 million in fiscal 2011.

Shared Services and Corporate Expenses
Shared services and corporate expenses excluding share-based compensation expense, shareholder activist matter costs and severance and transaction costs related to the acquisition of Summit, increased $10.9 million, or 19.4%, mainly due to increases in incentive related compensation and to a lesser extent, rent and facilities expenses, partially offset by decreases in legal and professional fees.

Shareholder activist matter costs decreased $24.6 million as a result of significantly less shareholder activist activity in fiscal 2012, as compared to fiscal 2011. Additionally, shareholder activist matter costs in fiscal 2012 include a $3.9 million benefit, recorded in the quarter ended June 30, 2011, related to a negotiated settlement with a vendor of costs incurred and recorded in the prior fiscal year, and insurance recoveries of related litigation offset by other costs incurred.

Share-Based Compensation Expense. The following table sets forth share-based compensation expense included in shared services and corporate expenses for the fiscal years ended March 31, 2012 and 2011:

	Year Ended	Year Ended	Increase (Decrease)
	March 31, 2012	March 31, 2011	Amount	Percent
	(Amounts in millions)
Share-Based Compensation Expense:
Stock options (1)	$0.2	$2.6	$(2.4)	(92.3)%
Restricted share units and other share-based compensation (1)	9.5	26.0	(16.5)	(63.5)%
Stock appreciation rights (2)	15.3	3.8	11.5	302.6%
	$25.0	$32.4	$(7.4)	(22.8)%
______________________

(1)
The decrease in share-based compensation from stock options and restricted share units is due to $21.9 million of share-based compensation expense associated with the immediate vesting of equity awards of certain executive officers triggered by the “change in control” provisions in their respective employment agreements during the year ended March 31, 2011.

(2)	The increase in stock appreciation rights expense is primarily associated with the increase in the Company's stock price during the year ended March 31, 2012.
At March 31, 2012, as disclosed in Note 14 to the consolidated financial statements, there were unrecognized compensation costs of approximately $12.0 million related to stock options and restricted share units previously granted, including annual installments of share grants that were subject to performance targets, which will be expensed over the remaining vesting periods. At March 31, 2012, 381,698 shares of restricted share units have been awarded to two key executive officers, the vesting of which will be subject to performance targets to be set annually by the Compensation Committee of the Board of Directors. These restricted share units will vest in two annual installments assuming annual performance targets have been met. The fair value of the 381,698 shares, whose future annual performance targets have not been set, was $5.3 million, based on the market price of our common shares as of March 31, 2012. The market value will be remeasured when the annual performance criteria are set and the value will be expensed over the remaining vesting periods once it becomes probable that the performance targets will be satisfied.

Depreciation, Amortization and Other Expenses (Income)
Depreciation and amortization of $4.3 million for fiscal 2012 decreased $1.5 million from $5.8 million in fiscal 2011.
Interest expense of $78.1 million for fiscal 2012 increased $22.9 million, or 41.5%, from $55.2 million in fiscal 2011. The following table sets forth the components of interest expense for the fiscal years ended March 31, 2012 and 2011:

	Year Ended	Year Ended
	March 31, 2012	March 31, 2011
	(Amounts in millions)
Interest Expense
Cash Based:
Senior revolving credit facility	$4.1	$6.8
Convertible senior subordinated notes	4.1	5.6
Senior secured second-priority notes	42.2	24.2
Term loan	6.9	—
Other	5.1	2.3
	62.4	38.9
Non-Cash Based:
Amortization of discount (premium) on:
Liability component of convertible senior subordinated notes	7.8	10.1
Senior secured second-priority notes	0.7	1.2
Term loan	0.4	—
Amortization of deferred financing costs	6.8	5.0
	15.7	16.3
	$78.1	$55.2
Interest and other income was $2.8 million in fiscal 2012, compared to $1.7 million in fiscal 2011.
The following table represents our portion of the income or (loss) of our equity method investees based on our percentage ownership for the fiscal years ended March 31, 2012 and 2011:

	March 31, 2012
	Ownership	Year Ended	Year Ended
	Percentage	March 31, 2012	March 31, 2011
			As adjusted (3)
		(Amounts in millions)
Horror Entertainment, LLC (“FEARnet”)	34.5%	$0.1	$0.7
NextPoint, Inc. (“Break Media”)	42.0%	(5.9)	(2.4)
Roadside Attractions, LLC	43.0%	0.6	0.8
Studio 3 Partners, LLC (“EPIX”) (1)	31.2%	24.4	(15.0)
TV Guide Network (2)	51.0%	(8.5)	(3.0)
Tiger Gate Entertainment Limited ("Tiger Gate") (4)	45.9%	(2.3)	(1.8)
		$8.4	$(20.7)
 ______________________

(1)
We license certain of our theatrical releases and other films and television programs to EPIX. A portion of the profits of these licenses reflecting our ownership share in the venture is eliminated through an adjustment to the equity interest income (loss) of the venture. These profits are recognized as they are realized by the venture (see Note 7 to our consolidated financial statements).

(2)
We license certain films and/or television programs to TV Guide Network. A portion of the profits of these licenses reflecting our ownership share in the venture is eliminated through an adjustment to the equity interest loss of the venture. These profits are recognized as they are realized by the venture (see Note 7 to our consolidated financial statements).

(3)
Due to the elimination of the one-quarter lag in reporting EPIX's results at March 31, 2012, equity interest income (loss) for EPIX for the year ended March 31, 2011 has been adjusted as shown above (see Note 7 to our consolidated financial statements for further information).

(4)
Our former joint venture with Saban Capital Group, Inc. (“SCG”). In January 2012, the assets of Tiger Gate were contributed to Celestial Tiger Entertainment Limited (“Celestial Tiger Entertainment”), our joint venture with SCG and Celestial Pictures, a company wholly-owned by Astro Malaysia Holdings Sdn Bhd., of which we own a 16% interest. Accordingly, our interest in Celestial Tiger Entertainment will be accounted under the cost method.

Income Tax Provision
We had an income tax expense of $4.7 million, or (13.6%), of loss before income taxes in fiscal 2012, compared to an expense of $4.3 million, or (16.3%), of loss before income taxes in fiscal 2011. The tax expense reflected in the fiscal year ended March 31, 2012 is primarily attributable to deferred U.S. income taxes and foreign withholding taxes. Our actual annual effective tax rate will differ from the statutory federal rate as a result of several factors, including changes in the valuation allowance against net deferred tax assets, non-temporary differences, foreign income taxed at different rates, and state and local income taxes. Income tax loss carryforwards, subject to certain limitations that may prevent us from fully utilizing them, amount to approximately $187.8 million for U.S. federal income tax purposes available to reduce income taxes over twenty years, $170.4 million for U.S. state income tax purposes available to reduce income taxes over future years with varying expirations, $28.4 million for Canadian income tax purposes available to reduce income taxes over 20 years with varying expirations, and $8.6 million for UK income tax purposes available indefinitely to reduce future income taxes.

Net Loss
Net loss for the fiscal year ended March 31, 2012 was $39.1 million, or basic and diluted net loss per common share of $0.30 on 132.2 million weighted average common shares outstanding. This compares to net loss for the fiscal year ended March 31, 2011 of $30.4 million, or basic and diluted net loss per common share of $0.23 on 131.2 million weighted average common shares outstanding.

Fiscal 2011 Compared to Fiscal 2010
The following table sets forth the components of consolidated revenue by segment for the fiscal years ended March 31, 2011 and 2010:

	Year Ended	Year Ended	Increase (Decrease)
	March 31, 2011	March 31, 2010	Amount	Percent
		(Amounts in millions)
Consolidated Revenue
Motion Pictures	$1,229.5	$1,119.3	$110.2	9.8%
Television Production	353.2	350.9	2.3	0.7%
Media Networks	—	19.3	(19.3)	(100.0)%
	$1,582.7	$1,489.5	$93.2	6.3%
Our largest component of revenue comes from home entertainment. The following table sets forth total home entertainment revenue for both the Motion Pictures and Television Production reporting segments for the fiscal years ended March 31, 2011 and 2010:

	Year Ended	Year Ended	Increase (Decrease)
	March 31, 2011	March 31, 2010	Amount	Percent
		(Amounts in millions)
Home Entertainment Revenue
Motion Pictures	$635.6	$591.4	$44.2	7.5%
Television Production	54.4	67.8	(13.4)	(19.8)%
	$690.0	$659.2	$30.8	4.7%

Motion Pictures Revenue

The following table sets forth the components of revenue and the changes in these components for the motion pictures reporting segment for the fiscal years ended March 31, 2011 and 2010:

	Year Ended	Year Ended	Increase (Decrease)
	March 31, 2011	March 31, 2010	Amount	Percent
	(Amounts in millions)
Motion Pictures (1)
Theatrical	$205.9	$139.4	$66.5	47.7%
Home Entertainment	635.6	591.4	44.2	7.5%
Television	139.8	135.8	4.0	2.9%
International	126.5	73.4	53.1	72.3%
Lionsgate UK	79.2	74.3	4.9	6.6%
Mandate Pictures	38.7	99.1	(60.4)	(60.9)%
Other	3.8	5.9	(2.1)	(35.6)%
	$1,229.5	$1,119.3	$110.2	9.8%

(1)
For the fiscal year ended March 31, 2011, Motion Pictures revenue includes Maple Pictures revenue of $85.6 million, compared to Maple Pictures revenue of $69.7 million for the fiscal year ended March 31, 2010. Subsequent to August 10, 2011, revenue generated pursuant to the distribution agreements with Alliance has been recorded net of fees and expenses.

Motion Pictures — Theatrical Revenue
The following table sets forth the titles contributing approximately five percent or more of theatrical revenue by fiscal years theatrical slate and the month of their release for the fiscal years ended March 31, 2011 and 2010:

Year Ended March 31,
2011		2010
	Theatrical Release Date		Theatrical Release Date
Fiscal 2011 Theatrical Slate:		Fiscal 2010 Theatrical Slate:
For Colored Girls	November 2010	From Paris With Love	February 2010
Saw 3D	October 2010	Daybreakers	January 2010
Alpha and Omega	September 2010	The Spy Next Door	January 2010
The Expendables	August 2010	Brothers	December 2009
The Last Exorcism	August 2010	Precious	November 2009
Killers	June 2010	Saw VI	October 2009
Why Did I Get Married Too?	April 2010	Gamer	September 2009
Kick-Ass	April 2010	I Can Do Bad All By Myself	September 2009
Fiscal 2009 Theatrical Slate:
		The Haunting in Connecticut	March 2009
Theatrical revenue of $205.9 million increased $66.5 million, or 47.7%, in fiscal 2011, as compared to fiscal 2010. The decrease in theatrical revenue in fiscal 2011, as compared to fiscal 2010, is primarily due to higher box office receipts earned during fiscal 2011 as compared to fiscal 2010 on the theatrical releases listed in the table above. The contribution of theatrical revenue from the titles listed above was $188.8 million in fiscal 2011 compared to $126.4 million in fiscal 2010, representing an increase of $62.4 million in revenue from titles individually contributing greater than 5% of theatrical revenue.

Motion Pictures — Home Entertainment Revenue
The following table sets forth the titles contributing approximately two percent or more of motion pictures home entertainment revenue for the fiscal years ended March 31, 2011 and 2010:

Year Ended March 31,
2011		2010
	DVD Release Date		DVD Release Date
Fiscal 2011 Theatrical Slate:		Fiscal 2010 Theatrical Slate:
The Next Three Days	March 2011	Brothers	March 2010
For Colored Girls	February 2011	Precious	March 2010
Saw 3D	January 2011	Gamer	January 2010
Alpha and Omega	January 2011	I Can Do Bad All By Myself	January 2010
The Expendables	November 2010	Saw VI	January 2010
Killers	September 2010	Crank: High Voltage	September 2009
Kick-Ass	August 2010	Fiscal 2009 Theatrical Slate:
Why Did I Get Married Too?	August 2010	The Haunting In Connecticut	July 2009
Fiscal 2010 Theatrical Slate:		Madea Goes to Jail	June 2009
From Paris With Love	June 2010	My Bloody Valentine 3-D	May 2009
Daybreakers	May 2010	New In Town	May 2009
The Spy Next Door	May 2010	The Spirit	April 2009
Precious	March 2010
Managed Brands:
The Switch	March 2011

The following table sets forth the components of home entertainment revenue by product category for the fiscal years ended March 31, 2011 and 2010:

	Year Ended March 31,
	2011			2010
	Packaged Media	Electronic Media	Total	Packaged Media	Electronic Media	Total
			(Amounts in millions)
Home entertainment revenues
Fiscal 2011 Theatrical Slate	$192.9	$38.7	$231.6	$—	$—	$—
Fiscal 2010 Theatrical Slate	74.4	42.3	116.7	113.1	5.8	118.9
Fiscal 2009 Theatrical Slate	10.0	1.2	11.2	129.9	41.2	171.1
Fiscal 2008 & Prior Theatrical Slate	22.8	4.2	27.0	35.8	4.0	39.8
Total Theatrical Slates	300.1	86.4	386.5	278.8	51.0	329.8
Managed Brands (1)	201.2	32.7	233.9	225.2	14.8	240.0
Other	12.0	3.2	15.2	19.5	2.1	21.6
	$513.3	$122.3	$635.6	$523.5	$67.9	$591.4
 ___________________

(1)	Managed Brands consists of Direct-to-DVD, acquired and licensed brands, acquired library and other product.

Home entertainment revenue of $635.6 million increased $44.2 million, or 7.5%, in fiscal 2011, as compared to fiscal 2010. The increase in home entertainment revenue is primarily due to an increase in revenue from electronic media from $67.9 million in fiscal 2010 to $122.3 million in fiscal 2011, offset by a slight decrease in revenue from packaged media. The increase in electronic media is primarily driven by an increase in revenue generated from the product categories listed in the table above. The slight decrease in revenue from packaged media results from a decrease in managed brands, partially offset by an increase in revenue from the theatrical slates and other products. The increase in revenue contributed by the theatrical slates is primarily due to higher box office receipts and the timing of theatrical releases. The decrease in managed brands is largely due to a decrease in packaged media revenue from fitness and family entertainment titles, as well as a decline in revenue from one previously acquired library.
Motion Pictures — Television Revenue
The following table sets forth the titles contributing significant motion pictures television revenue for the fiscal years ended March 31, 2011 and 2010:

Year Ended March 31,
2011	2010
Fiscal 2011 Theatrical Slate:	Fiscal 2009 Theatrical Slate:
Kick-Ass	Madea Goes to Jail
Killers	My Bloody Valentine 3-D
Why Did I Get Married Too?	Saw V
Fiscal 2010 Theatrical Slate:	The Family That Preys
Brothers	The Haunting In Connecticut
Daybreakers	Transporter 3
From Paris With Love	W.
I Can Do Bad All By Myself	Fiscal 2008 Theatrical Slate:
Precious	Why Did I Get Married? - Feature
Saw VI
The Spy Next Door
Fiscal 2009 Theatrical Slate:
The Forbidden Kingdom

The following table sets forth the components of television revenue by product category for the fiscal years ended

March 31, 2011 and 2010:

	Year Ended
	March 31,
	2011	2010
	(Amounts in millions)
Television revenues
Fiscal 2011 Theatrical Slate	$29.4	$—
Fiscal 2010 Theatrical Slate	56.3	3.5
Fiscal 2009 Theatrical Slate	13.2	89.0
Fiscal 2008 & Prior Theatrical Slate	22.6	26.8
Total Theatrical Slates	121.5	119.3
Managed Brands	16.2	13.5
Other	2.1	3.0
	$139.8	$135.8

Television revenue included in motion pictures revenue of $139.8 million increased $4.0 million, or 2.9%, in fiscal 2011 as compared to fiscal 2010. The increase in television revenue in fiscal 2011 compared to fiscal 2010 is mainly due to the revenue generated by the product categories listed above. The contribution of television revenue from the titles listed above was $85.0 million in fiscal 2011, compared to $68.1 million in fiscal 2010, and the contribution of television revenue from titles not listed above was $54.8 million in fiscal 2011, compared to $67.7 million in fiscal 2010.
Motion Pictures — International Revenue
The following table sets forth the titles contributing significant motion pictures international revenue for the fiscal years ended March 31, 2011 and 2010:

Year Ended March 31,
2011	2010
Fiscal 2011 Theatrical Slate:	Fiscal 2010 Theatrical Slate:
Alpha and Omega	Brothers
Kick-Ass	Saw VI
Killers	Fiscal 2009 Theatrical Slate:
Saw 3D	My Bloody Valentine 3-D
The Next Three Days	Saw V

The following table sets forth the components of international revenue by product category for the fiscal years ended March 31, 2011 and 2010:

	Year Ended
	March 31,
	2011	2010
	(Amounts in millions)
International revenues
Fiscal 2011 Theatrical Slate	$86.8	$0.3
Fiscal 2010 Theatrical Slate	14.4	21.9
Fiscal 2009 Theatrical Slate	4.7	16.0
Fiscal 2008 & Prior Theatrical Slate	7.4	11.3
Total Theatrical Slates	113.3	49.5
Managed Brands	10.3	17.9
Other	2.9	6.0
	$126.5	$73.4

International revenue included in motion pictures revenue of $126.5 million increased $53.1 million, or 72.3%, in fiscal 2011, as compared to fiscal 2010. The increase in international revenue in fiscal 2011 compared to fiscal 2010 is mainly due to the revenues generated by the titles and product categories listed above.
Motion Pictures — Lionsgate UK Revenue
The following table sets forth the titles contributing significant Lionsgate UK revenue for the fiscal years ended March 31, 2011 and 2010:

Year Ended March 31,
2011	2010
Fiscal 2011 Theatrical Slate:	Fiscal 2010 Theatrical Slate: :
Saw 3D	Saw VI
The Expendables	Fiscal 2009 Theatrical Slate:
Fiscal 2010 Theatrical Slate:	My Bloody Valentine 3-D
Daybreakers	LGUK Theatrical Slate:
LGUK Theatrical Slate:	Harry Brown
Harry Brown	The Hurt Locker
The Hurt Locker	Other:
Drag Me To Hell

The following table sets forth the components of Lionsgate UK revenue by product category for the fiscal years ended March 31, 2011 and 2010:

	Year Ended March 31,
	2011	2010
	(Amounts in millions)
Lionsgate UK revenues
Fiscal 2011 Theatrical Slate	$32.2	$—
Fiscal 2010 Theatrical Slate	8.2	10.4
Fiscal 2009 Theatrical Slate	1.0	10.0
Fiscal 2008 & Prior Theatrical Slate	2.5	8.9
Total Theatrical Slates	43.9	29.3
Lionsgate UK and third party product	22.1	25.2
Managed Brands	10.4	12.3
Other	2.8	7.5
	$79.2	$74.3
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
Mandate Pictures revenue includes revenue from the sales and licensing of domestic and worldwide rights of titles developed or acquired by Mandate Pictures to third-party distributors or international sub-distributors. Mandate Pictures revenue of $38.7 million decreased $60.4 million, or 60.9%, in fiscal 2011, as compared to fiscal 2010. The decrease in Mandate Pictures revenue in fiscal 2011 compared to fiscal 2010 is mainly due to the revenue from Drag Me To Hell in fiscal 2010 as compared to fiscal 2011.
Television Production Revenue
Television production revenue of $353.2 million increased $2.3 million, or 0.7%, in fiscal 2011, as compared to fiscal 2010. The following table sets forth the components and the changes in the components of revenue that make up television production revenue for the fiscal years ended March 31, 2011 and 2010:

	Year Ended	Year Ended	Increase (Decrease)
	March 31, 2011	March 31, 2010	Amount	Percent
		(Amounts in millions)
Television Production
Domestic series licensing
Lionsgate Television	$123.0	$128.8	$(5.8)	(4.5)%
Debmar-Mercury	136.5	92.2	44.3	48.0%
Ish Entertainment	—	19.0	(19.0)	(100.0)%
Total domestic series licensing	259.5	240.0	19.5	8.1%
International	37.1	42.3	(5.2)	(12.3)%
Home entertainment releases of television production	54.4	67.8	(13.4)	(19.8)%
Other	2.2	0.8	1.4	175.0%
	$353.2	$350.9	$2.3	0.7%

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

The following table sets forth the number of television episodes and hours included in Lionsgate Television domestic series licensing revenue in the fiscal years ended March 31, 2011 and 2010, respectively:

		Year Ended				Year Ended
		March 31, 2011				March 31, 2010
		Episodes	Hours			Episodes	Hours
Weeds Season 6	1/2hr	13	6.5	Nurse Jackie Season 2	1/2hr	12	6.0
Blue Mountain State Season 2	1/2hr	13	6.5	Nurse Jackie Season 1	1/2hr	12	6.0
Running Wilde Season 1	1/2hr	13	6.5	Blue Mountain State Season 1	1/2hr	13	6.5
Nurse Jackie Season 3	1/2hr	12	6.0	Weeds Season 5	1/2hr	13	6.5
Mad Men Season 4	1hr	13	13.0	Crash TV Series Season 2	1hr	13	13.0
Scream Queens Season 2	1 hr	8	8.0	Mad Men Season 3	1 hr	13	13.0
Pilots	1/2hr & 1hr	3	2.0
		75	48.5			76	51.0

Revenues included in domestic series licensing from Debmar-Mercury increased in fiscal 2011 due to increased revenue from the deliveries of the television series Meet the Browns, Are We There Yet?, Big Lake and The Wendy Williams Show.

Our reality television collaboration with Ish ended in fiscal 2010, resulting in no revenue generated in fiscal 2011. Revenue generated in fiscal 2010 resulted primarily from the production of the domestic series Paris Hilton's My New BFF and My Antonio.
International revenue decreased in fiscal 2011 due to an increase in episodes of programming delivered internationally and no international revenue generated from our former collaboration with Ish. International revenue in fiscal 2011 included revenue from Blue Mountain State Season 1, Crash Season 2, and Mad Men Seasons 1, 2, 3 and 4. International revenue in fiscal 2010 included revenue from Mad Men Seasons 1, 2, and 3, Crash Season 1, Dead Zone Season 1, and Fear Itself.
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

Media Networks Revenue

Media Networks revenue for the fiscal years ended March 31, 2011 and 2010 are nil and $19.3 million, respectively. The acquisition of TV Guide Network occurred on February 28, 2009. The results of operations of TV Guide Network are included in the Company's consolidated results from February 28, 2009 through May 27, 2009. A portion of the entity was sold on May 28, 2009. Subsequent to the sale of TV Guide Network, and pursuant to the new accounting guidance for accounting for variable interest entities effective April 1, 2010, which the Company has retrospectively applied, the Company's interest in TV Guide Network is being accounted for under the equity method of accounting.
Direct Operating Expenses
The following table sets forth direct operating expenses by segment for the fiscal years ended March 31, 2011 and 2010:

	Year Ended			Year Ended
	March 31, 2011			March 31, 2010
	Motion Pictures	Television Production	Total	Motion Pictures	Television Production	Media Networks	Total
	(Amounts in millions)
Direct operating expenses
Amortization of films and television programs	$354.4	$175.0	$529.4	$302.0	$202.4	$7.3	$511.7
Participation and residual expense	170.3	95.0	265.3	188.8	75.9	0.2	264.9
Other expenses	1.2	(0.2)	1.0	0.8	0.7	(0.1)	1.4
	$525.9	$269.8	$795.7	$491.6	$279.0	$7.4	$778.0
Direct operating expenses as a percentage of segment revenues	42.8%	76.4%	50.3%	43.9%	79.5%	38.3%	52.2%
Direct operating expenses of the motion pictures segment of $525.9 million for fiscal 2011 were 42.8% of motion pictures revenue, compared to $491.6 million, or 43.9% of motion pictures revenue for fiscal 2010. The decrease in direct operating expense of the motion pictures segment as a percent of revenue in fiscal 2011 is primarily due to the change in the mix of product generating revenue in fiscal 2011, as compared to fiscal 2010. Investment in film write-downs of the motion picture segment during fiscal 2011 totaled approximately $6.6 million compared to $12.5 million for fiscal 2010. In fiscal 2011, there was one write-down that individually exceeded $1.0 million. In fiscal 2010, there were two write-downs that individually exceeded $1.0 million, which totaled $7.4 million in the aggregate.
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

Distribution and Marketing Expenses
The following table sets forth distribution and marketing expenses by segment for the fiscal years ended March 31, 2011 and 2010:

	Year Ended			Year Ended
	March 31, 2011			March 31, 2010
	Motion Pictures	Television Production	Total	Motion Pictures	Television Production	Media Networks	Total
	(Amounts in millions)
Distribution and marketing expenses
Theatrical	$267.1	$—	$267.1	$237.6	$0.2	$—	$237.8
Home Entertainment	191.2	12.6	203.8	195.7	18.7	—	214.4
Television	1.6	14.8	16.4	0.9	8.5	—	9.4
International	5.3	5.3	10.6	4.7	3.7	—	8.4
Lionsgate UK	45.1	2.5	47.6	31.1	1.1	—	32.2
Media Networks	—	—	—	—	—	2.0	2.0
Other	1.5	0.2	1.7	1.7	0.3	—	2.0
	$511.8	$35.4	$547.2	$471.7	$32.5	$2.0	$506.2

The majority of distribution and marketing expenses relate to the motion pictures segment. Theatrical P&A in the motion pictures segment in fiscal 2011 of $267.1 million increased $29.5 million, compared to $237.6 million in fiscal 2010. The increase is primarily driven by a higher average P&A expense for titles contributing greater than 5% of distribution and marketing expenses in fiscal 2011 as compared to fiscal 2010, as well as a higher number of theatrical releases in fiscal 2011 as compared to fiscal 2010. Domestic theatrical P&A from the motion pictures segment in fiscal 2011 included P&A incurred on the release of Alpha and Omega, Buried, For Colored Girls, Kick-Ass, Killers, The Expendables, Saw 3-D, The Last Exorcism, The Next Three Days, and Why Did I Get Married Too?, which individually represented between 2% and 16% of total theatrical P&A and, in the aggregate, accounted for 93% of the total theatrical P&A. Approximately $58.7 million of P&A was incurred on titles that generated less than 5% of theatrical revenue in fiscal 2011, of which $7.6 million was P&A incurred in advance for films to be released in fiscal 2012. Domestic theatrical P&A from the motion pictures segment in fiscal 2010 included P&A incurred on the release of Brothers, Daybreakers, From Paris With Love, Gamer, I Can Do Bad All By Myself, Saw VI, Precious, and Spy Next Door, which individually represented between 5% and 13% of total theatrical P&A and, in the aggregate, accounted for approximately 79% of the total theatrical P&A. Approximately $48.0 million of P&A was incurred on titles that did not contribute significant revenue in fiscal 2010, of which $31.9 million was P&A related to titles released in fiscal 2011 such as Kick-Ass, Killers, The Expendables, and Why Did I Get Married Too?.
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

Media Networks includes transmission and marketing and promotion expenses from April 1, 2009 to May 27, 2009.

General and Administrative Expenses
The following table sets forth general and administrative expenses by segment for the fiscal years ended March 31, 2011 and 2010:

	Year Ended	Year Ended	Increase (Decrease)
	March 31, 2011	March 31, 2010	Amount	Percent
	(Amounts in millions)
General and administrative expenses
Motion Pictures	$48.4	$47.3	$1.1	2.3%
Television Production	11.5	9.7	1.8	18.6%
Shared services and corporate expenses, excluding items below	56.2	55.3	0.9	1.6%
Total general and administrative expenses before share-based compensation expense, shareholder activist matter expenses, and Media Networks	116.1	112.3	3.8	3.4%
Share-based compensation expense	32.4	18.8	13.6	72.3%
Shareholder activist matter	22.9	5.8	17.1	294.8%
Media Networks	—	6.2	(6.2)	100.0%
	55.3	30.8	24.5	79.5%
Total general and administrative expenses	$171.4	$143.1	$28.3	19.8%
Total general and administrative expenses as a percentage of revenue	10.8%	9.6%
General and administrative expenses excluding share-based compensation expense, shareholder activist matter expenses, and Media Networks, as a percentage of revenue	7.3%	7.5%
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

Shared Services and Corporate Expenses
Shared services and corporate expenses excluding share-based compensation expense, shareholder activist matter costs and Media Networks increased $0.9 million, or 1.6%.

Shareholder activist matter costs increased $17.1 million as a result of legal and professional fees associated with a shareholder activist matter.

Share-based compensation expense increased $13.6 million, which includes $21.9 million of expense in fiscal 2011 associated with the immediate vesting of equity awards of certain executive officers triggered by the “change in control” provisions in their respective employment agreements.

Share-Based Compensation Expense. The following table sets forth share-based compensation expense included in shared services and corporate expenses for the fiscal years ended March 31, 2011 and 2010:

	Year Ended	Year Ended	Increase (Decrease)
	March 31, 2011	March 31, 2010	Amount	Percent
	(Amounts in millions)
Share-Based Compensation Expense:
Stock options	$2.6	$3.2	$(0.6)	(18.8)%
Restricted share units and other share-based compensation	26.0	14.4	11.6	80.6%
Stock appreciation rights	3.8	1.2	2.6	216.7%
	$32.4	$18.8	$13.6	72.3%

At March 31, 2011, there were unrecognized compensation costs of approximately $7.8 million related to stock options and restricted share units previously granted, including annual installments of share grants that were subject to performance targets, which will be expensed over the remaining vesting periods. At March 31, 2011, 458,037 shares of restricted share units have been awarded to two key executive officers, the vesting of which will be subject to performance targets to be set annually by the Compensation Committee of the Board of Directors of the Company. These restricted share units will vest in two annual installments assuming annual performance targets have been met. The fair value of the 458,037 shares, whose future annual performance targets have not been set, was $2.9 million, based on the market price of the Company's common shares as of March 31, 2011. The market value will be re-measured when the annual performance criteria are set and the value will be expensed over the remaining vesting periods once it becomes probable that the performance targets will be satisfied.
Depreciation, Amortization and Other Expenses (Income)
Depreciation and amortization of $5.8 million in fiscal 2011 decreased $6.7 million from $12.5 million in fiscal 2010, primarily associated with $3.2 million of depreciation and amortization recorded in fiscal 2010 from the Media Networks segment prior to its deconsolidation.
Interest expense of $55.2 million in fiscal 2011 increased $8.0 million, or 16.9%, from $47.2 million in fiscal 2010. The following table sets forth the components of interest expense for the fiscal years ended March 31, 2011 and 2010:

	Year Ended	Year Ended
	March 31, 2011	March 31, 2010
	(Amounts in millions)
Interest Expense
Cash Based:
Senior revolving credit facility	$6.8	$5.8
Convertible senior subordinated notes	5.6	9.1
Senior secured second-priority notes	24.2	10.8
Other	2.3	1.8
	38.9	27.5
Non-Cash Based:
Amortization of discount on:
Liability component of convertible senior subordinated notes	10.1	16.1
Senior secured second-priority notes	1.2	0.4
Amortization of deferred financing costs	5.0	3.2
	16.3	19.7
	$55.2	$47.2
Interest and other income was $1.7 million in fiscal 2011, compared to $1.5 million in fiscal 2010.
Loss on extinguishment of debt was $14.5 million in fiscal 2011, resulting from the July 2010 exchange and related conversion of approximately $36.0 million in aggregate principal amount of the February 2005 3.625% Notes and approximately $63.7 million in aggregate principal amount of the October 2004 2.9375% Notes. This compares to a gain of $5.7 million in fiscal 2010, resulting from the April 2009 exchange of $66.6 million of our February 2005 3.625% Notes, partially offset by a loss from the December 2009 repurchase of a portion of the October 2004 2.9375% Notes and February

2005 3.625% Notes.
The following table represents our portion of the income or (loss) of our equity method investees based on our percentage ownership for the fiscal years ended March 31, 2011 and 2010:

	March 31, 2011
	Ownership	Year Ended	Year Ended
	Percentage	March 31, 2011	March 31, 2010
		As adjusted (3)	As adjusted (3)
		(Amounts in millions)
FEARnet	34.5%	$0.7	$(0.6)
Break Media	42.0%	(2.4)	(0.8)
Roadside Attractions, LLC	43.0%	0.8	(0.1)
EPIX (1)	31.2%	(15.0)	(37.4)
TV Guide Network (2)	51.0%	(3.0)	(0.1)
Tiger Gate	45.5%	(1.8)	—
		$(20.7)	$(39.0)
 ______________________

(1)
We license certain of our theatrical releases and other films and television programs to EPIX. A portion of the profits of these licenses reflecting our ownership share in the venture is eliminated through an adjustment to the equity interest income (loss) of the venture. These profits are recognized as they are realized by the venture (see Note 7 to our consolidated financial statements).

(2)
We license certain films and/or television programs to TV Guide Network. A portion of the profits of these licenses reflecting our ownership share in the venture is eliminated through an adjustment to the equity interest loss of the venture. These profits are recognized as they are realized by the venture (see Note 7 to our consolidated financial statements).

(3)
Due to the elimination of the one-quarter lag in reporting EPIX's results at March 31, 2012, equity interest loss for EPIX for the years ended March 31, 2011 and March 31, 2010 have been adjusted as shown above (see Note 7 to our consolidated financial statements for further information).

Income Tax Provision
We had an income tax expense of $4.3 million, or (16.3%), of loss before income taxes in fiscal 2011, compared to an expense of $1.2 million, or (4.2%), of loss before income taxes in fiscal 2010. The tax expense reflected in fiscal 2011 is primarily attributable to deferred U.S. income taxes and foreign withholding taxes. Our actual annual effective tax rate will differ from the statutory federal rate as a result of several factors, including changes in the valuation allowance against net deferred tax assets, non-temporary differences, foreign income taxed at different rates, and state and local income taxes. Income tax loss carryforwards, subject to certain limitations that may prevent us from fully utilizing them, amount to approximately $179.0 million for U.S. federal income tax purposes available to reduce income taxes over twenty years, $123.5 million for U.S. state income tax purposes available to reduce income taxes over future years with varying expirations, $31.7 million for Canadian income tax purposes available to reduce income taxes over 20 years with varying expirations, and $6.8 million for UK income tax purposes available indefinitely to reduce future income taxes.

Net Loss
Net loss for the fiscal year ended March 31, 2011 was $30.4 million, or basic and diluted net loss per common share of $0.23 on 131.2 million weighted average common shares outstanding. This compares to net loss for the fiscal year ended March 31, 2010 of $30.3 million, or basic and diluted net loss per common share of $0.26 on 117.5 million weighted average common shares outstanding.

Liquidity and Capital Resources
Our liquidity and capital resources have been provided principally through cash generated from operations, our senior revolving credit facility, senior secured second-priority notes, term loan, issuance of convertible senior subordinated notes, the Film Credit Facility (as hereafter defined), borrowings under individual production loans, and our Pennsylvania Regional Center credit facility.

Senior Revolving Credit Facility

Outstanding Amount. At March 31, 2012, we had borrowings of $99.8 million (March 31, 2011 — $69.8 million).
Availability of Funds. At March 31, 2012, there was $230.2 million available (March 31, 2011 — $255.2 million). The senior revolving credit facility provides for borrowings and letters of credit up to an aggregate of $340 million. The availability of funds is limited by a borrowing base and also reduced by outstanding letters of credit which amounted to $10.0 million at March 31, 2012 (March 31, 2011 — $15.0 million).
Maturity Date. The senior revolving credit facility expires July 25, 2013.
Interest. As of March 31, 2012, the senior revolving credit facility bore interest of 2.5% over the “Adjusted LIBOR” rate (effective interest rate of 2.74% as of both March 31, 2012 and March 31, 2011).
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
Senior Secured Second-Priority Notes
On October 21, 2009, LGEI, our wholly-owned subsidiary, issued $236.0 million aggregate principal amount of senior secured second-priority notes due 2016 (the “October 2009 Senior Notes”) in a private offering conducted pursuant to Rule 144A and Regulation S under the Securities Act.
On May 13, 2011, LGEI issued approximately $200.0 million aggregate principal amount of senior secured second-priority notes due 2016 (the “May 2011 Senior Notes”, and collectively with the October 2009 Senior Notes, the “Senior Notes”) in a private offering conducted pursuant to Rule 144A and Regulation S under the Securities Act. The May 2011 Senior Notes have the same terms as the October 2009 Senior Notes, except for the issue date, issue price and first interest payment.
In August 2011, a subsidiary of LGEI paid $9.9 million to repurchase $10.0 million of aggregate principal amount (carrying value — $9.9 million) of the Senior Notes in the open market. We recorded a loss on extinguishment in the quarter ended September 30, 2011 of $0.4 million, which included $0.5 million of deferred financing costs written off. In September 2011, in connection with the common shares repurchased as discussed in Note 2 to our consolidated financial statements, LGEI resold such Senior Notes at 99.0% of the $10.0 million face amount thereof, plus accrued interest thereon from May 1, 2011, resulting in gross proceeds of approximately $10.2 million.
Outstanding Amount. The outstanding amount is set forth in the table below:

	March 31, 2012
	Principal	Unamortized Premium/ (Discount)	Net Carrying Amount
	(Amounts in thousands)
Senior Secured Second-Priority Notes	$436,000	$(4,490)	$431,510
Maturity Date. The Senior Notes are due November 1, 2016.
Original Issue Discount/Premium. The October 2009 Senior Notes were issued by LGEI at an initial price of 95.222% (original issue discount — 4.778%) of the principal amount. The May 2011 Senior Notes were issued by LGEI at an initial price of 102.219% (original issue premium — 2.219%) of the principal amount, plus accrued interest thereon from May 1, 2011, resulting in gross proceeds of approximately $204.4 million and net proceeds of approximately $192.4 million after fees and expenses, including $5.6 million paid in connection with the consent solicitation of holders of the October 2009 Senior Notes. The original issue discount/premium, interest and deferred financing costs are being amortized through November 1,

2016 using the effective interest method. As of March 31, 2012, the remaining amortization period was 4.6 years.
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

Borrowing Base Definition Clause (2)	Category Name	March 31, 2012
		Gross (1)		Rate	Net (1)
		(Amounts in millions)
(i)	Eligible Major Domestic Receivables	$170.8	@	100%	$170.8
(ii)	Eligible Acceptable Domestic Receivables	172.8	@	90%	155.5
(iii)	Eligible Acceptable Foreign Receivables	28.8	@	85%	24.5
(iv)	Acceptable Tax Credits	42.6	@	85%/75%	33.7
(v)	Other Domestic Receivables	43.4	@	50%	21.7
(vi)	Other Foreign Receivables	18.2	@	50%	9.1
	Borrowing Base from Receivables	$476.6			$415.3
(vii)	Eligible Film Library	596.6	@	50%	298.3
(viii)	Eligible Video Cassette Inventory	30.5		lesser of 50% or $10 million	10.0
(ix)	Total Home Video, Pay Television, Free Television Credits	158.3		Misc.	158.3
(xiii)	Cash Collateral Accounts	2.4	@	100%	2.4
(xiv)	P&A Credit	10.4	@	50%	5.2
	Borrowing Base at March 31, 2012	$1,274.8			$889.5

(1)
Gross amount represents the amount as of each applicable category and the net amount represents the acceptable portion of that amount permitted to be counted in the Borrowing Base (as defined) under the indenture.

(2)
The following numbered clauses from the Borrowing Base definition were either not applicable or not material as of March 31, 2012: (x) Direct to Video Credit; (xi) Foreign Rights Credit; (xii) Eligible L/C Receivables.

Term Loan
In connection with the acquisition of Summit (see Note 15 to our consolidated financial statements), the Company entered into a new $500.0 million principal amount term loan agreement (the "Term Loan") and received net proceeds of $476.2 million, after original issue discount and offering fees and expenses. The net proceeds were used in connection with the acquisition of Summit to pay off Summit's existing term loan.

Outstanding Amount. The outstanding amount of the Term Loan is set forth in the table below:

March 31, 2012
(Amounts in thousands)
Principal amount	$484,664
Unamortized discount	(7,150)
Net carrying amount	$477,514
Maturity Date. The Term Loan matures on September 7, 2016. The Term Loan is repayable in quarterly installments equal to $13.75 million, with the balance payable on the final maturity date. The Term Loan is also repayable periodically to the extent of the excess cash flow, as defined, generated by Summit and its subsidiaries.
Interest. The Term Loan bears interest by reference to a base rate or the LIBOR rate (subject to a LIBOR floor of 1.25%), in either case plus an applicable margin of 4.50% in the case of base rate loans and 5.50% in the case of LIBOR loans (effective interest rate of 7.75% and 6.75%, respectively as of March 31, 2012).
Security. The Term Loan is secured by collateral of the Summit assets.
Covenants. The Term Loan contains a number of affirmative and negative covenants that, among other things, require Summit to satisfy certain financial covenants.

Convertible Senior Subordinated Notes
As of March 31, 2012, we have convertible senior subordinated notes outstanding of $135.4 million in aggregate principal amount (carrying value — $104.5 million). In October 2014, $0.3 million of these convertible senior subordinated notes are redeemable by the holder and beginning in March 2015, an additional $90.1 million of these convertible senior subordinated notes are redeemable by the holder.
January 2012 Convertible Senior Subordinated Notes Issuance. On January 11, 2012, LGEI sold $45.0 million in aggregate principal amount of 4.00% Convertible Senior Subordinated Notes with a maturity date of January 11, 2017. The proceeds were used to fund a portion of the acquisition of Summit discussed in Note 15 to our consolidated financial statements. Interest on the January 2012 4.00% Notes is payable semi-annually on January 15 and July 15 of each year, commencing on July 15, 2012. The January 2012 4.00% Notes are convertible into common shares of the Company at any time prior to maturity or repurchase by the Company, at an initial conversion price of approximately $10.50 per share, subject to adjustment in certain circumstances as specified in the Indenture.

October 2011 Repurchase of the October 2004 2.9375% Notes. On October 15, 2011, certain holders of the October 2004 2.9375% Notes required LGEI to repurchase $26.6 million in aggregate principal amount (carrying value - $26.6 million) of the October 2004 2.9375% Notes, pursuant to the redemption terms of the October 2004 2.9375% Notes. LGEI paid approximately $27.0 million for the repurchase on October 17, 2011, representing a price equal to 100% of the principal amount, together with accrued and unpaid interest through October 17, 2011.
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
July 2010 Refinancing Exchange Agreement. On July 20, 2010, we entered into a Refinancing Exchange Agreement to exchange approximately $36.0 million in aggregate principal amount of the February 2005 3.625% Notes and approximately $63.7 million in aggregate principal amount of the October 2004 2.9375% Notes for equal principal amounts, respectively, of New 3.625% Convertible Senior Subordinated Notes due 2027 (the "New 3.625% Notes") and New 2.9375% Convertible Senior Subordinated Notes due 2026 (the "New 2.9375% Notes," and together with the New 3.625% Notes, the "New Notes"). The New Notes took effect immediately and all terms were identical to the February 2005 3.625% Notes and October 2004 2.9375% Notes except that the New Notes had an extended maturity date, extended put rights by two years, and were immediately convertible at an initial conversion rate of 161.2903 of our common shares per $1,000 principal amount of New Notes (conversion price per share of $6.20), subject to specified contingencies.
On July 20, 2010, the New Notes were converted into 16,236,305 of our common shares. As a result, the New Notes are no longer outstanding as of July 20, 2010.
Key Terms of Convertible Senior Subordinated Notes:
October 2004 2.9375% Notes. In October 2004, LGEI sold $150.0 million of the October 2004 2.9375% Notes.
Outstanding Amount: As of March 31, 2012, $0.3 million of aggregate principal amount (carrying value — $0.3 million) of the October 2004 2.9375% Notes remains outstanding.
Interest: Interest on the October 2004 2.9375% Notes is payable semi-annually on April 15 and October 15.
Maturity Date: The October 2004 2.9375% Notes mature on October 15, 2024.
Redeemable by LGEI: LGEI may redeem the October 2004 2.9375% Notes at 100% of the principal amount, together with accrued and unpaid interest up to, but excluding the date of redemption.
Repurchase Events: The holder may require LGEI to repurchase the October 2004 2.9375% Notes on October 15, 2014 and 2019 or upon a change in control or termination of trading at a price equal to 100% of the principal amount, together with accrued and unpaid interest up to, but excluding the date of repurchase. See above for further information on the October 2004 2.9375% Notes that were redeemed on October 17, 2011 due to the holders exercise of their right to require LGEI to repurchase the October 2004 2.9375% Notes on October 15, 2011.
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
February 2005 3.625% Notes. In February 2005, LGEI sold $175.0 million of the February 2005 3.625% Notes.
Outstanding Amount: As of March 31, 2012, $23.5 million of aggregate principal amount (carrying value — $23.5 million) of the February 2005 3.625% Notes remains outstanding.
Interest: Interest on the February 2005 3.625% Notes is payable at 3.625% per annum semi-annually on March 15 and September 15 until March 15, 2012 and at 3.125% per annum thereafter until maturity.
Maturity Date: The February 2005 3.625% Notes will mature on March 15, 2025.
Redeemable by LGEI: LGEI may redeem all or a portion of the February 2005 3.625% Notes at its option on or after March 15, 2012 at 100% of their principal amount, together with accrued and unpaid interest up to, but excluding the date of redemption.
Repurchase Events: The holder may require LGEI to repurchase the February 2005 3.625% Notes on March 15, 2015 and 2020 or upon a change in control or termination of trading at a price equal to 100% of the principal amount, together with accrued and unpaid interest up to, but excluding the date of repurchase.
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
Outstanding Amount: As of March 31, 2012, $66.6 million of aggregate principal amount (carrying value — $45.5 million) of the April 2009 3.625% Notes remains outstanding.
Interest: Interest on the April 2009 3.625% Notes is payable at 3.625% per annum semi-annually on March 15 and September 15 of each year.
Maturity Date: The April 2009 3.625% Notes will mature on March 15, 2025.
Redeemable by LGEI: On or after March 15, 2015, LGEI may redeem the April 2009 3.625% Notes, in whole or in part, at a price equal to 100% of the principal amount of the April 2009 3.625% Notes to be redeemed, plus accrued and unpaid interest up to, but excluding the date of redemption.
Repurchase Events: The holder may require LGEI to repurchase the April 2009 3.625% Notes on March 15, 2015, 2018 and 2023 or upon a change in control or termination of trading at a price equal to 100% of the principal amount of the April 2009 3.625% Notes to be repurchased plus accrued and unpaid interest up to, but excluding the date of repurchase.

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
January 2012 4.00% Notes. In January 2012, LGEI issued approximately $45.0 million of January 2012 4.00% Notes.
Outstanding Amount: As of March 31, 2012, $45.0 million of aggregate principal amount (carrying value — $35.2 million) of the January 2012 4.00% Notes remains outstanding.
Interest: Interest on the January 2012 4.00% Notes is payable at 4.00% per annum semi-annually on January 15 and July 15 of each year, commencing on July 15, 2012.
Maturity Date: The January 2012 4.00% Notes will mature on January 11, 2017.
Conversion Features: The January 2012 4.00% Notes are convertible into common shares of the Company at any time prior to maturity or repurchase by the Company, at an initial conversion price of approximately $10.50  per share, subject to adjustment in certain circumstances as specified in the Indenture. Upon conversion of the January 2012 4.00% Notes, the Company has the option to deliver, in lieu of common shares, cash or a combination of cash and common shares of the Company.
Repurchase Events: The holder may require LGEI to repurchase the January 2012 4.00% Notes on upon certain change in control, change of management or termination of trading at a price equal to 100% of the principal amount of the January 2012 4.00% Notes to be repurchased plus accrued and unpaid interest up to, but excluding the date of repurchase.
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
Production Loans and Participation Financing Arrangements
Individual Production Loans
As of March 31, 2012, amounts outstanding under individual production loans were $353.0 million. Individual productions loans represent individual loans for the production of film and television programs that we produce. Individual production loans have contractual repayment dates either at or near the expected completion date, with the exception of certain loans containing repayment dates on a longer term basis. Individual production loans of $338.0 million incur interest at rates ranging from 3.49% to 3.99%, and approximately $15.0 million of production loans are non-interest bearing.
Film Credit Facility
On October 6, 2009, we entered into a revolving film credit facility agreement, as amended effective December 31, 2009 and June 22, 2010 (the “Film Credit Facility”), which provides for borrowings for the acquisition or production of motion pictures.
Outstanding Amount. At March 31, 2012, we had borrowings of $43.9 million (March 31, 2011 — $20.4 million).
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
Interest. As of March 31, 2012, the Film Credit Facility bore interest of 3.25% over the “LIBO” rate (as defined in the credit agreement). The weighted average interest rate on borrowings outstanding as of March 31, 2012 was 3.49% (March 31, 2011 — 3.49%).
Commitment Fee. We are required to pay a quarterly commitment fee of 0.75% per annum on the unused commitment under the Film Credit Facility.
Security. Borrowings under the Film Credit Facility are subject to a borrowing base calculation and are secured by interests in the related motion pictures, together with certain other receivables from other motion picture and television productions pledged by us, including a minimum pledge of such receivables of $25 million. Receivables pledged to the Film Credit Facility must be excluded from the borrowing base calculation under our senior revolving credit facility as described in Note 9 to our consolidated financial statements.
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
Outstanding Amount. At March 31, 2012, we had borrowings of $65.5 million.
Availability of Funds. At March 31, 2012, there were no amounts available under this agreement.
Maturity Date. All amounts borrowed under this loan agreement with the Pennsylvania Regional Center are due April 11, 2013, five years from the date that we began to borrow under this agreement.
Interest. Amounts borrowed under the agreement carry an interest rate of 1.5%, which is payable semi-annually.
Security. The loan is secured by a first priority security interest in our film library pursuant to an intercreditor agreement with our senior lender under our senior revolving credit facility. Pursuant to the terms of our senior revolving credit facility, we are required to maintain certain collateral equal to the loans outstanding plus 5% under this facility. Such collateral can consist of cash, cash equivalents or debt securities, including our convertible senior subordinated notes repurchased. As of March 31, 2012, $72.8 million principal value (fair value — $83.1 million) of our convertible senior subordinated notes repurchased in December 2009 (see Note 9 to our consolidated financial statements) was held as collateral under our senior revolving credit facility.

Filmed Entertainment Backlog
Filmed Entertainment Backlog. Backlog represents the amount of future revenue not yet recorded from contracts for the licensing of films and television product for television exhibition and in international markets. Backlog at March 31, 2012 and March 31, 2011 was $999.7 million ($400.5 million of which related to Summit) and $532.0 million, respectively.

Discussion of Operating, Investing, Financing Cash Flows
Cash Flows Used in Operating Activities. Cash flows used in operating activities for the year ended March 31, 2012 were $163.5 million compared to cash flows provided by operating activities for the year ended March 31, 2011 of $42.3 million, and cash flows used in operating activities for the year ended March 31, 2010 of $135.0 million. The increase in cash used in operating activities was primarily due to increases in investment in films and television programs, increases in accounts receivable, and equity interest income for the year ended March 31, 2012, offset by increases in cash provided by changes in restricted cash, accounts payable and accrued liabilities, participations and residuals, film obligations, deferred revenue, and an increase in amortization of films and television programs. The decrease in cash used in operating activities in fiscal 2011 of $42.3 million, as compared to $135.0 million in fiscal 2010, was primarily due to increases in cash provided by changes in accounts receivable, accounts payable and accrued liabilities, participations and residuals, film obligations and deferred revenues, increases in non-cash stock-based compensation, loss on extinguishment of debt and equity interest loss, offset by a higher net loss generated in the year ended March 31, 2011 compared to the year ended March 31, 2010, and increases in restricted cash and investment in films and television programs
Cash Flows Used in Investing Activities. Cash flows used in investing activities of $552.2 million for the year ended March 31, 2012 consisted of $553.7 million for the acquisition of Summit, net of cash acquired, $1.9 million for purchases of property and equipment, $1.0 million of capital contributions to companies accounted for as equity method investments, and $4.7 million for an increase in loans made to Break Media, offset by $9.1 million of proceeds from the sale of asset disposal group from the sale of Maple Pictures, net of transaction costs and cash disposed of $3.9 million. Cash flows used in investing activities of $28.4 million for the year ended March 31, 2011 consisted of $15.0 million for the buy-out of the earn-out associated with the acquisition of Debmar-Mercury, $2.8 million for purchases of property and equipment and $24.7 million of capital contributions to companies accounted for as equity method investments, partially offset by $8.1 million repayments on loans made to a third-party producer and net proceeds of $7.0 million from the sale of restricted investments. Cash flows used in investing activities of $43.9 million for the year ended March 31, 2010 consisted of $3.7 million for purchases of property and equipment, $47.1 million for the investment in equity method investees, offset by $8.3 million of repayments on loans made to a third-party producer.
Cash Flows Provided by/Used in Financing Activities. Cash flows provided by financing activities of $696.7 million for the year ended March 31, 2012 resulted from the receipt of net proceeds of $202.0 million from the sale of $200.0 million of Senior Notes in May 2011, borrowings of $390.7 million under the senior revolving credit facility and $331.2 million under production loans, borrowings of $476.2 million under the Term Loan associated with the acquisition of Summit, $45.0 million of proceeds from the issuance of convertible senior subordinated notes, and $3.5 million from the exercise of stock options partially offset by $360.7 million repayment on the senior revolving credit facility, $238.7 million repayment of production loans, $77.1 million payment for the repurchase of common shares, $46.1 million payment for the repurchase of convertible senior subordinated notes, $9.9 million payment for the repurchase of Senior Notes, $15.1 million repayment of the Term Loan associated with the acquisition of Summit, and $4.3 million paid for tax withholding requirements associated with our equity awards. Cash flows used in financing activities of $1.5 million for the year ended March 31, 2011 resulted from borrowings of $525.3 million under the senior revolving credit facility, $138.0 million under production loans, and $3.1 million decrease in restricted cash collateral requirement under the Film Credit Facility, partially offset by $472.5 million repayment on the senior revolving credit facility, $181.9 million repayment of production loans, and $13.5 million paid for tax withholding requirements associated with our equity awards. Cash flows provided by financing activities of $108.5 million for the year ended March 31, 2010 resulted from the receipt of net proceeds of $214.7 million from the sale of $236.0 million of Senior Notes in October 2009, borrowings of $302.0 million under the senior revolving credit facility, increased production loans of $238.3 million and proceeds of $109.8 million from the issuance of mandatorily redeemable preferred stock units and common stock units related to the sale of our 49% interest in TV Guide Network, net of unrestricted cash deconsolidated, offset by $540.0 million repayment on the senior revolving credit facility, $139.0 million repayment of production loans, $75.2 million repayment on the repurchase of convertible senior subordinated notes, $2.0 million paid for tax withholding requirements associated with our equity awards, and $0.1 million repayment of other financing obligations.
Anticipated Cash Requirements. The nature of our business is such that significant initial expenditures are required to produce, acquire, distribute and market films and television programs, while revenues from these films and television programs are earned over an extended period of time after their completion or acquisition. We believe that cash flow from operations, cash on hand, senior revolving credit facility availability, tax-efficient financing, and available production financing will be adequate to meet known operational cash and debt service (i.e. principal and interest payments) requirements for the foreseeable future, including the funding of future film and television production, film rights acquisitions and theatrical and video release schedules, and future equity method investment funding requirements. We monitor our cash flow liquidity, availability, fixed charge coverage, capital base, film spending and leverage ratios with the long-term goal of maintaining our credit worthiness.

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

Table of Debt and Other Financing Obligations and Contractual Commitments
The following table sets forth our future annual repayment of debt and other financing obligations outstanding, and our contractual commitments as of March 31, 2012:

	Year Ended March 31,
	2013	2014	2015	2016	2017	Thereafter	Total
Future annual repayment of debt and other financing obligations recorded as of March 31, 2012
Senior revolving credit facility	$—	$99,750	$—	$—	$—	$—	$99,750
Principal amount of senior secured second-priority notes, due November 2016 (carrying value of $431.5 million at March 31, 2012)	—	—	—	—	436,000	—	436,000
Principal amount of Term loan (carrying value of $477.5 million at March 31, 2012)	55,000	55,000	55,000	55,000	264,664	—	484,664
Film obligations(1)	59,638	19,409	14,493	9,662	—	—	103,202
Production loans(1)
Individual production loans	285,567	67,393	—	—	—	—	352,960
Pennsylvania Regional Center production loans	—	65,500	—	—	—	—	65,500
Film Credit Facility	43,940	—	—	—	—	—	43,940
Principal amounts of convertible senior subordinated notes and other financing obligations (2)
October 2004 2.9375% Notes (carrying value of $0.3 million at March 31, 2012)	—	—	348	—	—	—	348
February 2005 3.625% Notes (carrying value of $23.5 million at March 31, 2012)	—	—	23,464	—	—	—	23,464
April 2009 3.625% Notes (carrying value of $45.5 million at March 31, 2012)	—	—	66,581	—	—	—	66,581
January 2012 4.00% Notes (carrying value of $35.2 million at March 31, 2012)	—	—	—	—	45,000	—	45,000
Other financing obligations	3,778	—	—	—	—	—	3,778
	447,923	307,052	159,886	64,662	745,664	—	1,725,187
Contractual commitments by expected repayment date
Distribution and marketing commitments (3)	122,140	52,000	—	—	—	—	174,140
Minimum guarantee commitments (4)	164,392	38,161	250	250	—	—	203,053
Production loan commitments (4)	93,290	—	—	—	—	—	93,290
Cash interest payments on subordinated notes and other financing obligations	5,120	5,074	5,074	1,800	1,800	—	18,868
Cash interest payments on senior secured second priority notes	44,690	44,690	44,690	44,690	44,690	—	223,450
Operating lease commitments	11,470	10,485	8,423	3,499	—	—	33,877
Other contractual obligations	140	—	—	—	—	—	140
Employment and consulting contracts	47,854	26,446	11,258	2,622	—	—	88,180
	489,096	176,856	69,695	52,861	46,490	—	834,998
Total future commitments under contractual obligations (5)	$937,019	$483,908	$229,581	$117,523	$792,154	$—	$2,560,185
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

(5)	Excludes the interest payments on the senior revolving credit facility and Term Loan as future amounts are not fixed or determinable due to fluctuating balances and interest rates.
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
Currency Rate Risk. We enter into forward foreign exchange contracts to hedge our foreign currency exposures on future production expenses denominated in various foreign currencies. As of March 31, 2012, we had outstanding forward foreign exchange contracts to sell British Pound Sterling £10.7 million in exchange for US$16.9 million over a period of six months at a weighted average exchange rate of one British Pound Sterling equals US$1.58. Changes in the fair value representing a net unrealized fair value gain on foreign exchange contracts that qualified as effective hedge contracts outstanding during the year ended March 31, 2012 amounted to less than $0.1 million and are included in accumulated other comprehensive loss, a separate component of shareholders’ equity. These contracts are entered into with a major financial institution as counterparty. We are exposed to credit loss in the event of nonperformance by the counterparty, which is limited to the cost of replacing the contracts, at current market rates. We do not require collateral or other security to support these contracts.
Interest Rate Risk. Certain of our borrowings, primarily borrowings under our senior revolving credit facility, Term Loan, certain production loans and the Film Credit Facility, are, and are expected to continue to be, at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net loss would increase. The applicable margin with respect to loans under the senior revolving credit facility is a percentage per annum equal to 2.50% plus an adjusted rate based on LIBOR. The applicable margin with respect to loans under the Term Loan is a percentage per annum equal to 4.50% plus an adjusted rate based on Alternative Base Rate Loans (as defined therein) and 5.50% plus an adjusted rate based on LIBOR loans (subject to a LIBOR floor of 1.25%). The applicable margin with respect to loans under the Film Credit Facility is a percentage per annum equal to 3.25% over the “LIBO” rate (as defined in the Film Credit Facility agreement). Assuming the senior revolving credit facility and the Film Credit Facility are fully drawn, based on the applicable LIBOR in effect as of March 31, 2012, each quarter point change in interest rates would result in a $0.9 million change in annual interest expense on the senior revolving credit facility and $0.3 million change in annual interest expense on the Film Credit Facility. Assuming the Term Loan outstanding balance and based on the applicable LIBOR in effect as of March 31, 2012, a quarter point change in interest rates would result in a $1.2 million change in annual interest expense. The variable interest production loans incur interest at rates ranging from approximately 3.49% to 3.99% and applicable margins ranging from 3.00% over the one, three, or six-month LIBOR to 3.25% over the one, three or six month LIBOR. A quarter point increase of the interest rates on the outstanding principal amount of our variable rate production loans would result in $0.8 million in additional costs capitalized to the respective film or television asset.

The following table presents our financial instruments that are sensitive to changes in interest rates. The table also presents the cash flows of the principal amounts of the financial instruments with the related weighted-average interest rates by expected maturity dates and the fair value of the instrument as of March 31, 2012:

	Year Ended March 31,							Fair Value
	2013	2014	2015	2016	2017	Thereafter	Total	March 31, 2012
Variable Rates:
Senior Revolving Credit Facility (1)	$—	$99,750	$—	$—	$—	$—	$99,750	$99,750
Average Interest Rate	—	2.74%	—	—	—	—
Principal Amount of Senior Secured Second-Priority Notes (2)	—	—	—	—	436,000	—	436,000	479,055
Average Interest Rate	—	—	—	—	10.25%	—
Term Loan (3)	55,000	55,000	55,000	55,000	264,664	—	484,664	480,423
Average Interest Rate	7.25%	7.25%	7.25%	7.25%	7.25%	—
Production Loans (4):
Individual production loans	285,567	52,393	—	—	—	—	337,960	337,960
Average Interest Rate	3.77%	3.73%	—	—	—	—
Film Credit Facility	43,942	—	—	—	—	—	43,942	43,942
Average Interest Rate	3.49%	—	—	—	—	—
Fixed Rates:
Production Loans (5):
Pennsylvania Regional Center production loans	—	65,500	—	—	—	—	65,500	63,679
Average Interest Rate	—	1.50%	—	—	—	—
Principal Amounts of Convertible Senior Subordinated Notes (6):
October 2004 2.9375% Notes	—	—	348	—	—	—	348	237
Average Interest Rate	—	—	2.94%	—	—	—
February 2005 3.625% Notes	—	—	23,464	—	—	—	23,464	19,295
Average Interest Rate	—	—	3.63%	—	—	—
April 2009 3.625% Notes	—	—	66,581	—	—	—	66,581	59,083
Average Interest Rate	—	—	3.63%	—	—	—
January 2012 4.00% Notes	—	—	—	—	45,000	—	45,000	35,619
Average Interest Rate	—	—	—	—	4.00%	—
Other Financing Obligations (7)	3,778	—	—	—	—	—	3,778	3,778
Average Interest Rate	8.02%	—	—	—	—	—
	$388,287	$272,643	$145,393	$55,000	$745,664	$—	$1,606,987	$1,622,821
 ____________________

(1)	Senior revolving credit facility, which expires July 25, 2013 bears interest of 2.50% over the Adjusted LIBOR rate.

(2)	Senior secured second-priority notes with a fixed interest rate equal to 10.25%.

(3)
The Term Loan matures on September 7, 2016. The Term Loan is repayable in quarterly installments equal to $13.75 million, with the balance payable on the final maturity date. The Term Loan is also repayable periodically to the extent of the excess cash flow, as defined, generated by Summit and its subsidiaries (see Note 9 to the audited consolidated financial statements). The Term Loan bears interest by reference to a base rate or the LIBOR rate (subject to a LIBOR floor of 1.25%), in either case plus an applicable margin of 4.50% in the case of base rate loans and 5.50% in the case of LIBOR loans.

(4)	Amounts owed to film production entities on anticipated delivery date or release date of the titles or the contractual due dates of the obligation. Production loans of $338 million incur interest at rates ranging from approximately 3.49% to 3.99%. Not included in the table above are approximately $15.0 million of production loans which are non-interest bearing.

(5)	Long term production loans with a fixed interest rate equal to 1.5%.

(6)	The future repayment dates of the convertible senior subordinated notes represent the next possible redemption date by the holder for each note respectively.

(7)	Other financing obligation with fixed interest rate equal to 8.02%.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Auditors’ Report and our Consolidated Financial Statements and Notes thereto appear in a separate section of this report (beginning on page F-1 following Part IV). The index to our Consolidated Financial Statements is included in Item 15.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We periodically review the design and effectiveness of our disclosure controls and internal control over financial reporting. We make modifications to improve the design and effectiveness of our disclosure controls and internal control structure, and may take other corrective action, if our reviews identify a need for such modifications or actions.

As of March 31, 2012, the end of the period covered by this report, the Company's management had carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures were effective.

Internal Control Over Financial Reporting

Management's Report on Internal Control over Financial Reporting

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

•
provide reasonable assurance that (a) transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and (b) that our receipts and expenditures are being recorded and made only in accordance with management's authorizations; and

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

Our management has made an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2012. Management based its assessment on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our evaluation and conclusion on the effectiveness of internal control over financial reporting as of March 31, 2012 did not include the internal controls of Summit because of the timing of this acquisition, which was completed on January 13, 2012. As of March 31, 2012, Summit represented $965.9 million of total assets,

$186.0 million of revenues and $27.1 million of net loss for the year then ended.

Based on this assessment, our management has concluded that, as of March 31, 2012, the Company maintained effective internal control over financial reporting. The effectiveness of the Company's internal control over financial reporting has been audited by the Company's independent auditor, Ernst & Young LLP, a registered public accounting firm. Their report is included below.

Changes in Internal Control over Financial Reporting

We acquired Summit on January 13, 2012, and the addition of Summit's financial systems and processes represent a change in our internal controls over financial reporting. There were no other changes in internal control over financial reporting during the fiscal fourth quarter ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of Lions Gate Entertainment Corp.

We have audited Lions Gate Entertainment Corp.'s internal control over financial reporting as of March 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Lions Gate Entertainment Corp.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Management's Report on Internal Control over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Summit Entertainment, which is included in the 2012 consolidated financial statements of Lions Gate Entertainment Corp. and constituted $965.9 million of total assets as of March 31, 2012 and $186.0 million and $27.1 million of revenues and net loss, respectively, for the year then ended. Our audit of internal control over financial reporting of Lions Gate Entertainment Corp. also did not include an evaluation of the internal control over financial reporting of Summit Entertainment.

In our opinion, Lions Gate Entertainment Corp. maintained, in all material respects, effective internal control over financial reporting as of March 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Lions Gate Entertainment Corp. as of March 31, 2012 and 2011, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended March 31, 2012 of Lions Gate Entertainment Corp. and our report dated May 30, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Los Angeles, California
May 30, 2012

ITEM 9B.    OTHER INFORMATION
None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item is incorporated by reference to our Proxy Statement for our 2012 Annual General Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2012.

ITEM 11.    EXECUTIVE COMPENSATION.

The information required by this item is incorporated by reference to our Proxy Statement for our 2012 Annual General Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2012.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

The information required by this item is incorporated by reference to our Proxy Statement for our 2012 Annual General Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2012.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item is incorporated by reference to our Proxy Statement for our 2012 Annual General Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2012.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item is incorporated by reference to our Proxy Statement for our 2012 Annual General Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2012.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as part of this report:

(1)	Financial Statements
The financial statements listed on the accompanying Index to Financial Statements are filed as part of this report at pages F-1 to F-68.

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

Item 15(a).
Schedule II. Valuation and Qualifying Accounts
Lions Gate Entertainment Corp.
March 31, 2012
(In Thousands)

COL. A.	COL. B.	COL. C.			COL. D.		COL. E.
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses (1)	Charged to Other Accounts - Describe		Deductions - Describe		Balance at End of Period
Year Ended March 31, 2012:
Reserves:
Video returns and allowances	$90,715	$153,430	$14,940	(2)	$(165,225)	(3)	$93,860
Provision for doubtful accounts	2,427	1,986	168	(2)	(30)	(4)	4,551
Total	$93,142	$155,416	$15,108		$(165,255)		$98,411
Year Ended March 31, 2011:
Reserves:
Video returns and allowances	$87,978	$203,086	$478	(2)	$(200,827)	(3)	$90,715
Provision for doubtful accounts	7,676	(922)	300	(2)	(4,627)	(4)	2,427
Total	$95,654	$202,164	$778		$(205,454)		$93,142
Year Ended March 31, 2010:
Reserves:
Video returns and allowances	$98,947	$178,865	$1,103	(2)	$(190,937)	(3)	$87,978
Provision for doubtful accounts	9,847	1,412	624	(2)	(4,207)	(4)	7,676
Total	$108,794	$180,277	$1,727		$(195,144)		$95,654
____________________________

(1)	Charges for video returns and allowances are charges against revenue.

(2)	Opening balances due to acquisitions, including the acquisition of Summit Entertainment, LLC in the year ended March 31, 2012, and fluctuations in foreign currency exchange rates.

(3)	Actual video returns and fluctuations in foreign currency exchange rates. The year ended March 31, 2011 includes a reclassification of video returns and allowances due to the sale of Maple Pictures.

(4)
Uncollectible accounts written off and fluctuations in foreign currency exchange rates. The year ended March 31, 2011 includes a reclassification of the provision for doubtful accounts due to the sale of Maple Pictures. Additionally, the year ended March 31, 2010 includes a reclassification of the provision for doubtful accounts due to the deconsolidation of TV Guide Network.

Item 15(b).
INDEX TO EXHIBITS

Exhibit
Number	Description of Documents
3.1(3)	Articles
3.2(29)	Notice of Articles
3.3(6)	Vertical Short Form Amalgamation Application
3.4(6)	Certificate of Amalgamation
4.4(1)	Indenture dated as of October 4, 2004 among Lions Gate Entertainment Inc., Lions Gate Entertainment Corp. and J.P. Morgan Trust Company, National Association
4.5(1)	Form of 2.9375% Convertible Senior Subordinated Notes due 2024
4.6(1)	Form of Guaranty of 2.9375% Convertible Senior Subordinated Notes due 2024
4.7(2)	Indenture dated as of February 24, 2005 among Lions Gate Entertainment Inc., Lions Gate Entertainment Corp. and J.P. Morgan Trust Company, National Association
4.8(2)	Form of 3.625% Convertible Senior Subordinated Notes due 2025
4.9(2)	Form of Guaranty of 3.625% Convertible Senior Subordinated Notes due 2025
4.10(10)	Form of Refinancing Exchange Agreement dated April 27, 2009
4.11(10)	Form of Indenture dated as of April 27, 2009 among Lions Gate Entertainment Inc., Lions Gate Entertainment Corp. and The Bank of New York Mellon Trust Company, N.A.
4.12(10)	Form of 3.625% Convertible Senior Subordinated Notes Due 2025 dated as of April 27, 2009
4.13(10)	Form of Guaranty of 3.625% Convertible Senior Subordinated Notes due 2025 dated as of April 27, 2009
4.16(25)	Form of Lions Gate Entertainment Inc. 3.625% Convertible Senior Subordinated Note due 2027
4.17(26)	Form of Lions Gate Entertainment Inc. 2.9375% Convertible Senior Subordinated Note due 2026
4.16(30)	Supplemental Indenture dated May 13, 2011 among Lions Gate Entertainment Inc., Lions Gate Entertainment Corp., the subsidiary guarantors named therein and U.S. Bank National Association, as trustee.
4.17(37)	Indenture, dated January 11, 2012 by and among Lions Gate Entertainment Inc., Lions Gate Entertainment Corp., and The Bank of New York Mellon Trust Company, N.A., as Trustee
10.3(3)*	2004 Performance Plan Restricted Share Unit Agreement
10.4(5)*	2004 Performance Incentive Plan
10.5(3)*	Form of 2004 Performance Incentive Plan Nonqualified Stock Option Agreement
10.7*x	Director Compensation Summary
10.29(4)	Agreement dated as of December 6, 2005 between Lions Gate Film, Inc. and Sobini Films, with respect to the distribution rights to the motion picture entitled “The Prince and Me II.”
10.30(4)	Agreement dated as of March 24, 2005 between Lions Gate Films Inc. and Sobini Films, with respect to the distribution rights to the motion picture entitled “Streets of Legend.”
10.31(4)	Agreement dated as of December 6, 2005 between Lions Gate Films Inc. and Sobini Films, with respect to the distribution rights to the motion picture entitled “Peaceful Warrior.”
10.32(4)	Purchase Agreement dated March 17, 2006 between Lions Gate Entertainment Corp. and Icon International, Inc.
10.33(4)	Vendor Subscription Agreement dated March 17, 2006 between Lions Gate Entertainment Corp. and Icon International, Inc.
10.34(4)	Agreement, by and between Ignite, LLC and Lions Gate Films Inc., entered into June 13, 2006 and dated and effective as of March 13, 2006
10.36(6)+	Master Covered Picture Purchase Agreement, by and between LG Film Finance I, LLC and Lions Gate Films Inc., dated as of May 25, 2007
10.37(6)+	Master Distribution Agreement, by and between Lions Gate Films Inc. and LG Film Finance I, LLC, dated as of May 25, 2007
10.38(6)+	Limited Liability Company Agreement for LG Film Finance I, LLC, dated as of May 25, 2007
10.40(7)+	Revenue Participation Purchase Agreement dated as of July 25, 2007 among Lions Gate Entertainment Inc., Lions Gate Films Inc., Lions Gate Television Inc., MQP, LLC and SGF Entertainment, Inc.
10.41(7)+	Master Distribution Agreement (Film Productions) dated as of July 25, 2007 between MQP LLC and Lions Gate Films Inc.
10.42(7)+	Master Distribution Agreement (Television Productions) dated as of July 25, 2007 between MQP LLC and Lions Gate Television Inc.

Exhibit
Number	Description of Documents
10.43(8)	Purchase Agreement by and among the Sellers, Lions Gate Entertainment Corp., Lions Gate Entertainment Inc., Mandate Pictures, LLC and Joseph Drake dated September 10, 2007.
10.49(9)+	First Amendment dated January 30, 2008 to Master Covered Picture Purchase Agreement by and between LG Film Finance I, LLC and Lions Gate Films, Inc. dated as of May 25, 2007
10.51(11)+
Second Amended and Restated Credit, Security, Guaranty and Pledge Agreement by and among Lions Gate Entertainment Inc., Lions Gate UK Limited, Lions Gate Australia Pty Limited, the Guarantors referred to therein, the Lenders referred to therein, JPMorgan Chase Bank, N.A. and Wachovia Bank, N.A., dated of July 25, 2008

10.52(12)*	Amendment of Employment Agreement between the Company and Jon Feltheimer dated September 18, 2008
10.53(12)*	Amendment of Employment Agreement between the Company and Michael Burns dated September 22, 2008
10.54(13)*	Amendment of Employment Agreement between the Company and Jon Feltheimer dated October 8, 2008
10.55(14)
Equity Purchase Agreement dated January 5, 2009, by and among Lions Gate Entertainment, Inc., Gemstar-TV Guide International, Inc., TV Guide Entertainment Group, Inc., UV Corporation and Macrovision Solutions Corporation

10.56(15)*	Employment Agreement between the Company and James Keegan dated January 14, 2009
10.57(16)*	Amended and Restated Employment Agreement between the Company and Jon Feltheimer dated December 15, 2008
10.58(16)*	Amended and Restated Employment Agreement between the Company and Michael Burns dated December 15, 2008
10.60(16)*	Amended and Restated Employment Agreement between the Company and James Keegan dated December 15, 2008
10.61(16)*	Amended and Restated Employment Agreement between the Company and Wayne Levin dated December 15, 2008
10.62(16)	Form of Director Indemnity Agreement
10.64(17)*	Employment Agreement between Lions Gate Films, Inc. and Wayne Levin dated April 6, 2009
10.65(19)+	Equity Purchase Agreement between TVGN Holdings, LLC, Lionsgate Channels, Inc. and Lions Gate Entertainment Inc. dated May 28, 2009
10.66(19)+	Amended and Restated Operating Agreement of TV Guide Entertainment Group, LLC dated as of May 28, 2009
10.67(20)	Letter Agreement between Mark H. Rachesky and Lions Gate Entertainment Corp. dated July 9, 2009
10.68(21)	Registration Rights Agreement, dated as of October 22, 2009, by and among Lions Gate Entertainment Corp. and the persons listed on the signature pages thereto.
10.69(22)*	Amendment of Employment Agreement, dated as of November 2, 2009, by and between the Company and Michael Burns.
10.70(18)+
Amendment No. 1 to the Second Amended and Restated Credit, Security, Guaranty and Pledge Agreement dated as of July 25, 2008, with the guarantors and lenders referred to therein, JP Morgan ChaseBank, N.A., as administrative agent and issuing bank, and Wachovia Bank, N.A., as syndication agent.

10.71(23)
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

10.72(24)+
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

10.73(24)	Indenture dated as of October 21, 2009 among Lions Gate Entertainment Inc., Lions Gate Entertainment Corp., the guarantors referred to therein and U.S. Bank National Association.
10.74(24)	Pledge and Security Agreement dated as of October 21, 2009 among Lions Gate Entertainment, Inc., the grantors listed therein and U.S. Bank National Association.
10.75(24)
Intercreditor Agreement dated as of October 21, 2009 among JPMorgan Chase Bank, N.A., as administrative agent, U.S. Bank National Association, as collateral agent, Lions Gate Entertainment, Inc. and the loan parties referred to therein.

10.76(24)+
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

10.77 (27)
Amendment No.3 dated as of June 22, 2010 to the Second Amended and Restated Credit, Security, Guaranty and Pledge Agreement dated as of July 25, 2008 among Lions Gate Entertainment Inc., Lions Gate UK Limited and Lions Gate Australia Pty Limited, as Borrowers, the guarantors and lenders referred to therein, JP Morgan Chase Bank, N.A., as Administrative Agent and as Issuing Bank and Wachovia Bank, N.A., as Syndication Agent

10.78 (27)
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

Exhibit
Number	Description of Documents
10.80 (28)	Refinancing Exchange Agreement, dated July 20, 2010, by Lions Gate Entertainment Inc. and Kornitzer Capital Management, Inc.
10.81(31)	Agreement, dated as of August, 30, 2011, by and among Lions Gate Entertainment Corp., 0918988 B.C. Ltd, 0918989 B.C. Ltd, Carl C. Icahn and Brett Icahn
10.82(32)	Underwriting Agreement, dated October 13, 2011, by and among Lions Gate Entertainment Corp., the selling shareholders named therein and Piper Jaffray & Co., as underwriter
10.83(33)
Membership Interest Purchase Agreement, dated as of January 13, 2012, among Lions Gate Entertainment Corp., LGAC 1, LLC, LGAC 3, LLC, Summit Entertainment, LLC, S Representative, LLC and the several sellers party thereto

10.84(34)	Purchase Agreement, dated January 11, 2012 by and among Lions Gate Entertainment Inc., Lions Gate Entertainment Corp. and Kornitzer Capital Management, Inc.
10.85(35) +
Credit, Security, Guaranty and Pledge Agreement dates as of January 13, 2012 among Summit Entertainment, LLC, as Borrower, the Guarantors referred to therein, the Lenders referred to therein, and JPMorgan Chase Bank, N.A., as Administrative Agent for the Lenders

10.86(36)*	Amendment of Employment Agreement between the Company and James Keegan dated February 23, 2012
10.87++x
Amended and Restated Credit, Security, Guaranty and Pledge Agreement dated February 21, 2012 among Summit, certain of its subsidiaries as guarantors, certain lenders specified therein, and JPMorgan Chase Bank, N.A. as administrative agent, amending the Credit, Security, Guaranty and Pledge Agreement dated January 13, 2012

10.88*x	Employment Agreement between Lions Gate Films, Inc. and Steve Beeks dated March 5, 2012
10.89*x	Confidential Agreement and General Release between Joseph Drake and Lions Gate Films, Inc. dated April 27, 2012
10.90++x
Amendment No.4 dated as of May11, 2012 to the Second Amended and Restated Credit, Security, Guaranty and Pledge Agreement dated as of July 25, 2008 among Lions Gate Entertainment Inc., Lions Gate UK Limited and Lions Gate Australia Pty Limited, as Borrowers, the guarantors and lenders referred to therein, JP Morgan Chase Bank, N.A., as Administrative Agent and as Issuing Bank and Wachovia Bank, N.A., as Syndication Agent

18.1x	Preferability Letter dated May 30, 2012
21.1x	Subsidiaries of the Company
23.1x	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
24.1x	Power of Attorney (Contained on Signature Page)
31.1x	Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2x	Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1x	Certification of CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002
99.1(38)	Studio 3 Partners L.L.C. Audited Financial Statements for the year ended September 30, 2011, nine months ended September 30, 2010, and year ended December 31, 2009
99.2x	TV Guide Entertainment Group, LLC Audited Consolidated Financial Statements for the fiscal years ended March 31, 2012 and 2011
99.3x	TV Guide Entertainment Group, LLC Audited Consolidated Financial Statements for the fiscal years ended March 31, 2011 and 2010
101x
The following materials from the Company's Annual Report on Form 10-K for the year ended March 31, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Shareholder's Equity, (iv) the Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements

__________________________

(1)	Incorporated by reference to the Company's Current Report on Form 8-K as filed on October 4, 2004.

(2)	Incorporated by reference to the Company's Current Report on Form 8-K as filed on February 25, 2005.

(3)	Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2005 as filed on June 29, 2005.

(4)	Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2006 as filed on June 14, 2006.

(5)	Incorporated by reference to the Company's Definitive Proxy Statement dated July 28, 2006.

(6)	Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2007 as filed on May 30, 2007.

(7)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2007.

(8)	Incorporated by reference to the Company's Current Report on Form 8-K as filed on September 10, 2007.

(9)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 2006.

(10)	Incorporated by reference to the Company's Form T-3 filed on April 20, 2009, as amended on April 22, 2009.

(11)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2008.

(12)	Incorporated by reference to the Company's Current Report on Form 8-K filed on September 23, 2008.

(13)	Incorporated by reference to the Company's Current Report on Form 8-K filed on October 14, 2008.

(14)	Incorporated by reference to the Company's Current Report on Form 8-K filed on January 9, 2009 (filed as Exhibit 10.54).

(15)	Incorporated by reference to the Company's Current Report on Form 8-K filed on January 16, 2009 (filed as Exhibit 10.55).

(16)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 2008.

(17)	Incorporated by reference to the Company's Current Report on Form 8-K as filed on April 10, 2009.

(18)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2009 as filed on November 9, 2009.

(19)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2009 as filed on August 10, 2009.

(20)	Incorporated by reference as Exhibit 10.65 to the Company's Current Report on Form 8-K as filed on July 10, 2009.

(21)	Incorporated by reference to the Company's Current Report on Form 8-K as filed on October 23, 2009.

(22)	Incorporated by reference to the Company's Current Report on Form 8-K as filed on November 6, 2009.

(23)	Incorporated by reference to the Company's Current Report on Form 8-K as filed on December 1, 2009.

(24)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2009 as filed on February 9, 2010.

(25)	Incorporated by reference as Exhibit 4.15 to the Company's Current Report on Form 8-K as filed on July 21, 2010.

(26)	Incorporated by reference as Exhibit 4.16 to the Company's Current Report on Form 8-K as filed on July 21, 2010.

(27)	Incorporated by reference to the Company's Current Report on Form 8-K as filed on June 25, 2010.

(28)	Incorporated by reference to the Company's Current Report on Form 8-K as filed on July 21, 2010.

(29)	Incorporated by reference as Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2010 as filed on February 9, 2011.

(30)	Incorporated by reference as Exhibit 4.1 to the Company's Current Report on Form 8-K as filed on May 13, 2011.

(31)	Incorporated by reference to the Company's Current Report on Form 8-K as filed on August 30, 2011.

(32)	Incorporated by reference as Exhibit 1.1 to the Company's Current Report on Form 8-K as filed on October 13, 2011.

(33)	Incorporated by reference as Exhibit 2.1 to the Company's Current Report on Form 8-K as filed on January 17, 2012.

(34)	Incorporated by reference as Exhibit 4.1 to the Company's Current Report on Form 8-K as filed on January 17, 2012

(35)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2011 as filed on February 9, 2012.

(36)	Incorporated by reference to the Company's Current Report on Form 8-K as filed on February 27, 2012.

(37)	Incorporated by reference to Exhibit 4.3 to the Company's Registration Statement (File No: 333-181371) as filed on May 11, 2012.

(38)	Incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed on March 22, 2012.

______________________________

*	Management contract or compensatory plan or arrangement.
x	Filed herewith
+	Confidential treatment has been granted for portions of this exhibit. Portions of this document have been omitted and submitted separately to the Securities and Exchange Commission.
++	Confidential treatment has been requested for portions of this exhibit. Portions of this document have been omitted and submitted separately to the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 30, 2012.

LIONS GATE ENTERTAINMENT CORP.
By:	/s/ James Keegan
James Keegan
Chief Financial Officer
DATE: May 30, 2012
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates so indicated.
Each person whose signature appears below authorizes each of Jon Feltheimer, Michael Burns, Wayne Levin and James Keegan, severally and not jointly, to be his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in such person’s name, place and stead, in any and all capacities, to sign any amendments to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2012; granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, shall lawfully do or cause to be done by virtue hereof.

Signature	Title	Date

/s/ NORMAN BACAL	Director	May 30, 2012
Norman Bacal

/s/ MICHAEL BURNS	Director	May 30, 2012
Michael Burns

/s/ ARTHUR EVRENSEL	Director	May 30, 2012
Arthur Evrensel

/s/ JON FELTHEIMER	Chief Executive Officer (Principal Executive Officer) and Director	May 30, 2012
Jon Feltheimer

/s/ FRANK GIUSTRA	Director	May 30, 2012
Frank Giustra

/s/ JAMES KEEGAN	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	May 30, 2012
James Keegan

/s/ MORLEY KOFFMAN	Director	May 30, 2012
Morley Koffman

/s/ HAROLD LUDWIG	Director	May 30, 2012
Harald Ludwig

/s/ G.SCOTT PATERSON	Director	May 30, 2012
G. Scott Paterson

Signature	Title	Date

/s/ MARK H. RACHESKY, M.D.	Chairman of the Board of Directors	May 30, 2012
Mark H. Rachesky, M.D.

/s/ DARYL SIMM	Director	May 30, 2012
Daryl Simm

/s/ HARDWICK SIMMONS	Director	May 30, 2012
Hardwick Simmons

/s/ PHYLLIS YAFFE	Director	May 30, 2012
Phyllis Yaffe

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of Lions Gate Entertainment Corp.

We have audited the accompanying consolidated balance sheets of Lions Gate Entertainment Corp. as of March 31, 2012 and 2011, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended March 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lions Gate Entertainment Corp. at March 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 7, Lions Gate Entertainment Corp. has elected to change its method of accounting for reporting its equity interest of one of its equity method investments in the year ended March 31, 2012.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Lions Gate Entertainment Corp.'s internal control over financial reporting as of March 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 30, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California
May 30, 2012

LIONS GATE ENTERTAINMENT CORP.
CONSOLIDATED BALANCE SHEETS

	March 31, 2012	March 31, 2011
		As adjusted (Note 7)
	(Amounts in thousands, except share amounts)
ASSETS
Cash and cash equivalents	$64,298	$86,419
Restricted cash	11,936	43,458
Accounts receivable, net of reserves for returns and allowances of $93,860 (March 31, 2011 - $90,715) and provision for doubtful accounts of $4,551 (March 31, 2011 - $2,427)	784,530	330,624
Investment in films and television programs, net	1,329,053	607,757
Property and equipment, net	9,772	9,089
Equity method investments	171,262	161,894
Goodwill	326,633	239,254
Other assets	90,511	46,322
Assets held for sale	—	44,336
Total assets	$2,787,995	$1,569,153
LIABILITIES
Senior revolving credit facility	$99,750	$69,750
Senior secured second-priority notes	431,510	226,331
Term loan	477,514	—
Accounts payable and accrued liabilities	371,092	230,989
Participations and residuals	420,325	297,482
Film obligations and production loans	561,150	326,440
Convertible senior subordinated notes and other financing obligations	108,276	110,973
Deferred revenue	228,593	150,937
Liabilities held for sale	—	17,396
Total liabilities	2,698,210	1,430,298
Commitments and contingencies
SHAREHOLDERS’ EQUITY
Common shares, no par value, 500,000,000 shares authorized, 143,980,754 and 136,839,445 shares issued at March 31, 2012 and 2011, respectively	712,623	643,200
Accumulated deficit	(542,039)	(502,921)
Accumulated other comprehensive loss	(3,711)	(1,424)
	166,873	138,855
Treasury shares, no par value, 11,040,493 shares and nil at March 31, 2012 and 2011, respectively	(77,088)	—
Total shareholders’ equity	89,785	138,855
Total liabilities and shareholders’ equity	$2,787,995	$1,569,153
See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended	Year Ended
	March 31, 2012	March 31, 2011	March 31, 2010
		As adjusted (Note 7)	As adjusted (Note 7)
	(Amounts in thousands, except per share amounts)
Revenues	$1,587,579	$1,582,720	$1,489,506
Expenses:
Direct operating	908,402	795,746	777,969
Distribution and marketing	483,513	547,226	506,141
General and administration	168,864	171,407	143,060
Gain on sale of asset disposal group	(10,967)	—	—
Depreciation and amortization	4,276	5,811	12,455
Total expenses	1,554,088	1,520,190	1,439,625
Operating income	33,491	62,530	49,881
Other expenses (income):
Interest expense
Contractual cash based interest	62,430	38,879	27,461
Amortization of debt discount (premium) and deferred financing costs	15,681	16,301	19,701
Total interest expense	78,111	55,180	47,162
Interest and other income	(2,752)	(1,742)	(1,547)
Loss (gain) on extinguishment of debt	967	14,505	(5,675)
Total other expenses, net	76,326	67,943	39,940
Income (loss) before equity interests and income taxes	(42,835)	(5,413)	9,941
Equity interests income (loss)	8,412	(20,712)	(38,995)
Loss before income taxes	(34,423)	(26,125)	(29,054)
Income tax provision	4,695	4,256	1,218
Net loss	$(39,118)	$(30,381)	$(30,272)
Basic Net Loss Per Common Share	$(0.30)	$(0.23)	$(0.26)
Diluted Net Loss Per Common Share	$(0.30)	$(0.23)	$(0.26)
Weighted average number of common shares outstanding:
Basic	132,226	131,176	117,510
Diluted	132,226	131,176	117,510
See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Shares		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Shares		Comprehensive Loss
	Number	Amount			Number	Amount		Total
	(Amounts in thousands, except share amounts)
Balance at March 31, 2009, as previously reported	116,950,512	$494,724	$(441,153)	$(11,878)	—	$—		$41,693
Impact of retrospective application of EPIX reporting lag elimination (see Note 7)			(1,115)					(1,115)
Balance at March 31, 2009, as adjusted	116,950,512	494,724	(442,268)	(11,878)	—	—		40,578
Stock based compensation, net of withholding tax obligations of $2,030	900,577	15,444						15,444
Issuance of common shares to directors for services	100,665	573						573
Sale of TV Guide Network common stock units to noncontrolling interest		(167)						(167)
April 2009 Exchange Transaction — equity component of April 2009 3.625% Notes issued, net of $1,324 reduction for February 2005 3.625% Notes extinguished		14,761						14,761
December 2009 Repurchase — reduction of equity component of October 2004 2.9375% Notes and February 2005 3.625% Notes extinguished		(4,171)						(4,171)
Comprehensive loss
Net loss			(30,272)				$(30,272)	(30,272)
Foreign currency translation adjustments				4,849			4,849	4,849
Net unrealized gain on foreign exchange contracts				418			418	418
Comprehensive loss							$(25,005)
Balance at March 31, 2010, as adjusted	117,951,754	521,164	(472,540)	(6,611)	—	—		42,013
Stock based compensation, net of withholding tax obligations of $13,476	2,539,603	15,202						15,202
Issuance of common shares to directors for services	111,783	811						811
Conversion of $63,709 (principal) of October 2004 2.9375% Notes (see Note 9)	10,355,299	67,620						67,620
Conversion of $36,009 (principal) of February 2005 3.625% Notes (see Note 9)	5,881,006	38,403						38,403
Comprehensive loss
Net loss			(30,381)				$(30,381)	(30,381)
Foreign currency translation adjustments				5,756			5,756	5,756
Net unrealized loss on foreign exchange contracts				(569)			(569)	(569)
Comprehensive loss							$(25,194)
Balance at March 31, 2011, as adjusted	136,839,445	643,200	(502,921)	(1,424)	—	—		138,855
Exercise of stock options	403,332	3,520						3,520
Stock based compensation, net of withholding tax obligations of $4,320	821,929	5,167						5,167
Issuance of common shares to directors for services	78,267	531						531
Issuance of common shares related to the Summit acquisition	5,837,781	50,205						50,205
May 2011 Repurchase - reduction of equity component of October 2004 2.9375% Notes extinguished		(125)						(125)
Equity component of January 2012 4.00% Notes		10,125						10,125
Repurchase of common shares, no par value					11,040,493	(77,088)		(77,088)
Comprehensive loss
Net loss			(39,118)				$(39,118)	(39,118)
Foreign currency translation adjustments				(2,249)			(2,249)	(2,249)
Net unrealized loss on foreign exchange contracts				(38)			(38)	(38)
Comprehensive loss							$(41,405)
Balance at March 31, 2012	143,980,754	$712,623	$(542,039)	$(3,711)	11,040,493	$(77,088)		$89,785
See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended	Year Ended
	March 31, 2012	March 31, 2011	March 31, 2010
		As adjusted (Note 7)	As adjusted (Note 7)
	(Amounts in thousands)
Operating Activities:
Net loss	$(39,118)	$(30,381)	$(30,272)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation of property and equipment	3,023	4,837	7,526
Amortization of intangible assets	1,253	974	4,929
Amortization of films and television programs	603,660	529,428	511,658
Amortization of debt discount (premium) and deferred financing costs	15,681	16,301	19,701
Accreted interest payment from equity method investee TV Guide	—	10,200	—
Non-cash stock-based compensation	9,957	29,204	17,875
Gain on sale of asset disposal group	(10,967)	—	—
Loss (gain) on extinguishment of debt	967	14,505	(5,675)
Equity interests (income) loss	(8,412)	20,712	38,995
Changes in operating assets and liabilities:
Restricted cash	37,636	(43,067)	(187)
Accounts receivable, net	(256,208)	(64,203)	(79,392)
Investment in films and television programs	(690,304)	(487,391)	(471,087)
Other assets	1,298	(298)	(4,443)
Accounts payable and accrued liabilities	29,558	3,869	(22,769)
Participations and residuals	19,813	(1,369)	(69,574)
Film obligations	87,726	19,154	(48,786)
Deferred revenue	30,969	19,852	(3,459)
Net Cash Flows Provided By (Used In) Operating Activities	(163,468)	42,327	(134,960)
Investing Activities:
Purchases of restricted investments	—	(13,993)	(13,994)
Proceeds from the sale of restricted investments	—	20,989	13,985
Purchase of Summit, net of unrestricted cash acquired of $315,932 (see Note 15)	(553,732)	—	—
Buy-out of the earn-out associated with the acquisition of Debmar-Mercury, LLC	—	(15,000)	—
Proceeds from the sale of asset disposal group, net of transaction costs, and cash disposed of $3,943 (see Note 15)	9,119	—	—
Investment in equity method investees	(1,030)	(24,677)	(47,129)
Increase in loans receivable	(4,671)	(1,042)	(1,418)
Repayment of loans receivable	—	8,113	8,333
Purchases of property and equipment	(1,885)	(2,756)	(3,684)
Net Cash Flows Used In Investing Activities	(552,199)	(28,366)	(43,907)
Financing Activities:
Exercise of stock options	3,520	—	—
Tax withholding requirements on equity awards	(4,320)	(13,476)	(2,030)
Repurchase of common shares	(77,088)	—	—
Proceeds from the issuance of mandatorily redeemable preferred stock units and common stock units related to the sale of 49% interest in TV Guide Network, net of unrestricted cash deconsolidated	—	—	109,776
Borrowings under senior revolving credit facility	390,650	525,250	302,000
Repayments of borrowings under senior revolving credit facility	(360,650)	(472,500)	(540,000)
Borrowings under individual production loans	276,886	118,589	144,741
Repayment of individual production loans	(207,912)	(147,102)	(136,261)
Production loan borrowings under Pennsylvania Regional Center credit facility	—	—	63,133
Production loan borrowings under film credit facility	54,325	19,456	30,469
Production loan repayments under film credit facility	(30,813)	(34,762)	(2,718)
Change in restricted cash collateral associated with financing activities	—	3,087	—
Proceeds from Term Loan associated with the acquisition of Summit, net of debt discount of $7,500 and deferred financing costs of $16,350	476,150	—	—
Repayments of borrowings under Term Loan associated with the acquisition of Summit	(15,066)	—	—
Proceeds from sale of senior secured second-priority notes, net of deferred financing costs	201,955	—	214,727
Repurchase of senior secured second-priority notes	(9,852)	—	—
Proceeds from the issuance of convertible senior subordinated notes	45,000	—	—
Repurchase of convertible senior subordinated notes	(46,059)	—	(75,185)
Repayment of other financing obligations	—	—	(134)
Net Cash Flows Provided By (Used In) Financing Activities	696,726	(1,458)	108,518
Net Change In Cash And Cash Equivalents	(18,941)	12,503	(70,349)
Foreign Exchange Effects on Cash	(3,180)	4,674	1,116
Cash and Cash Equivalents - Beginning Of Period	86,419	69,242	138,475
Cash and Cash Equivalents - End Of Period	$64,298	$86,419	$69,242
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
(b) Principles of Consolidation
The accompanying consolidated financial statements of the Company include the accounts of Lionsgate and all of its majority-owned and controlled subsidiaries. The Company reviews its relationships with other entities to identify whether it is the primary beneficiary of a variable interest entity (“VIE”). If the detiermination is made that the Company is the primary beneficiary, then the entity is consolidated in accordance with accounting guidance.
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
Cash payments received are recorded as deferred revenue until all the conditions of revenue recognition have been met. Long-term, non-interest bearing receivables are discounted to present value. At March 31, 2012, $131.9 million of accounts receivable are due beyond one year. The accounts receivable are due as follows: $53.1 million in fiscal 2014, $38.9 million in fiscal 2015, $16.9 million in fiscal 2016, $13.1 million in fiscal 2017, $7.9 million in fiscal 2018, and $2.0 million thereafter.
(d) Cash and Cash Equivalents
Cash and cash equivalents consist of cash deposits at financial institutions and investments in money market mutual funds.
(e) Restricted Cash
Restricted cash represents amounts held as collateral required under our revolving film credit facility, amounts that are contractually designated for certain theatrical marketing obligations, and amounts held in a trust to fund the Company’s cash severance obligations that would be due to certain executive officers should their employment be terminated “without cause”, in connection with a “change in control” of the Company (in each case, as defined in each of their respective employment contracts).
(f) Investment in Films and Television Programs

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
Investment in films and television programs is stated at the lower of amortized cost or estimated fair value. The valuation of investment in films and television programs is reviewed on a title-by-title basis, when an event or change in circumstances indicates that the fair value of a film or television program is less than its unamortized cost. During the years ended March 31, 2012 and 2011, the Company recorded impairment charges of $10.6 million and $18.2 million, respectively, on film and television programs. In determining the fair value of its films and television programs, the Company employs a discounted cash flows ("DCF") methodology with assumptions for cash flows. Key inputs employed in the DCF methodology include estimates of a film's ultimate revenue and costs as well as a discount rate. The discount rate utilized in the DCF analysis is based on the weighted average cost of capital of the Company plus a risk premium representing the risk associated with producing a particular film or television program. The fair value of any film costs associated with a film or television program that management plans to abandon is zero. As the primary determination of fair value is determined using a DCF model, the resulting fair value is considered a Level 3 measurement. Additional amortization is recorded in the amount by which the unamortized costs exceed the estimated fair value of the film or television program. Estimates of future revenue involve measurement uncertainty and it is therefore possible that reductions in the carrying value of investment in films and television programs may be required as a consequence of changes in management’s future revenue estimates.
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
(g) Property and Equipment, net
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
(h) Equity Method Investments
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
(j) Other Assets
Other assets include deferred financing costs, intangible assets, loans receivable, and prepaid expenses and other.
     Deferred Financing Costs. Amounts incurred in connection with obtaining debt financing are deferred and amortized using the effective interest method, as a component of interest expense, over the earlier of the date of the earliest put option or term to maturity of the related debt obligation.
     Finite-lived Intangible Assets. Finite-lived intangibles consist primarily of sales agency relationships and trademarks, which are amortized over their anticipated revenue stream and reviewed for impairment when events and circumstances indicate that the intangible asset might be impaired.
Loans Receivable. The Company records loans receivable at historical cost, less an allowance for uncollectible amounts.
     Prepaid Expenses and Other. Prepaid expenses and other primarily include prepaid expenses and security deposits.

(k) Convertible Senior Subordinated Notes
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
(l) Prints, Advertising and Marketing Expenses

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The costs of advertising and marketing expenses are expensed as incurred. Advertising expenses for the year ended March 31, 2012 were $299.0 million (2011 — $346.3 million, 2010 — $297.9 million) which were recorded as distribution and marketing expenses. The costs of film prints are capitalized as prepaid expenses and expensed upon theatrical release and are included in distribution and marketing expenses.
(m) Income Taxes
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
(n) Government Assistance
The Company has access to government programs that are designed to promote film and television production and distribution in Canada. The Company also has access to similar programs in certain states within the U.S. that are designed to promote film and television production in those states.
Tax credits earned with respect to expenditures on qualifying film and television productions are included as an offset to investment in films and television programs when the qualifying expenditures have been incurred provided that there is reasonable assurance that the credits will be realized (refer to Note 18).
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
(p) Derivative Instruments and Hedging Activities
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
(q) Stock-Based Compensation
The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. The fair value received is recognized in earnings over the period during which an employee is required to provide service. See Note 14 for further discussion of the Company’s stock-based compensation.
(r) Net Loss Per Share

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Basic and diluted net loss per share is calculated based on the weighted average common shares outstanding for the period. Basic and diluted net loss per share for the years ended March 31, 2012, 2011 and 2010 is presented below:

	Year Ended	Year Ended	Year Ended
	March 31, 2012	March 31, 2011	March 31, 2010
	(Amounts in thousands)
Basic and Diluted Net Loss Per Common Share:
Numerator:
Net loss	$(39,118)	$(30,381)	$(30,272)
Denominator:
Weighted average common shares outstanding	132,226	131,176	117,510
Basic and Diluted Net Loss Per Common Share	$(0.30)	$(0.23)	$(0.26)

As of March 31, 2012, 2011, and 2010, the outstanding common shares issuable presented below were excluded from diluted net loss per common share because their inclusion would have had an anti-dilutive effect.

	March 31, 2012	March 31, 2011	March 31, 2010
	(Amounts in thousands)
Anti-dilutive shares issuable
Conversion of notes	14,029	13,741	21,802
Share purchase options	3,157	3,310	3,360
Restricted share units	1,467	1,484	2,383
Contingently issuable restricted share units	400	317	1,033
Total weighted average anti-dilutive shares issuable excluded from Diluted Net Loss Per Common Share	19,053	18,852	28,578

(s) Use of Estimates
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
(t) Recent Accounting Pronouncements
The Company has adopted Accounting Standards Update ("ASU") No. 2011-08 “Testing Goodwill for Impairment” for the fiscal year ending March 31, 2012. ASU 2011-08 simplifies how entities test goodwill for impairment and permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The adoption of ASU 2011-08 did not have a significant impact on the Company’s consolidated financial statements.
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

In May 2011, the FASB issued an accounting standards update related to fair value measurements and disclosures to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and International Financial Reporting Standards. This guidance includes amendments that clarify the intent about the application of existing fair value measurement requirements, while other amendments change a principle or requirement for measuring fair value or for disclosing information about fair value measurements. Specifically, the guidance requires additional disclosures for fair value measurements that are based on significant unobservable inputs. The updated guidance is to be applied prospectively and is effective for the Company’s interim and annual periods beginning after December 15, 2011. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

3. Restricted Cash
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

4. Investment in Films and Television Programs

	March 31, 2012	March 31, 2011
	(Amounts in thousands)
Motion Picture Segment - Theatrical and Non-Theatrical Films
Released, net of accumulated amortization	$557,003	$212,125
Acquired libraries, net of accumulated amortization	29,320	31,929
Completed and not released	53,258	47,347
In progress	512,712	170,372
In development	19,399	11,825
Product inventory	31,000	29,467
	1,202,692	503,065
Television Segment - Direct-to-Television Programs
Released, net of accumulated amortization	93,499	92,290
In progress	30,781	10,206
In development	2,081	2,196
	126,361	104,692
	$1,329,053	$607,757
The following table sets forth acquired libraries that represent titles released three years prior to the date of acquisition. These libraries are being amortized over their expected revenue stream from the acquisition date over a period up to 20 years:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Total Amortization Period	Remaining Amortization Period	Unamortized Costs	Unamortized Costs
Acquired Library	Acquisition Date			March 31, 2012	March 31, 2011
		(In years)		(Amounts in thousands)
Trimark Holdings	October 2000	20.00	8.50	$1,660	$2,900
Artisan Entertainment	December 2003	20.00	11.75	22,112	28,348
Lionsgate UK	October 2005	20.00	13.50	532	681
Summit Entertainment	January 2012	20.00	19.75	5,016	—
Total Acquired Libraries				$29,320	$31,929
The Company expects approximately 46% of completed films and television programs, net of accumulated amortization, will be amortized during the one-year period ending March 31, 2013. Additionally, the Company expects approximately 81% of completed and released films and television programs, net of accumulated amortization and excluding acquired libraries, will be amortized during the three-year period ending March 31, 2015.

5. Property and Equipment

	March 31, 2012	March 31, 2011
	(Amounts in thousands)
Leasehold improvements	$7,492	$7,358
Property and equipment	7,865	7,856
Computer equipment and software	24,250	20,829
	39,607	36,043
Less accumulated depreciation and amortization	(31,041)	(28,160)
	8,566	7,883
Land	1,206	1,206
	$9,772	$9,089
6. Goodwill
The changes in the carrying amount of goodwill by reporting segment in the years ended March 31, 2012 and 2011 were as follows:

	Motion Pictures	Television Production	Total
	(Amounts in thousands)
Balance as of March 31, 2010 and 2011	$210,293	$28,961	$239,254
Allocated to Maple Pictures asset group on disposal	(6,053)	—	(6,053)
Acquisition of Summit Entertainment, LLC	93,432	—	93,432
Balance as of March 31, 2012	$297,672	$28,961	$326,633
During the year ended March 31, 2012, a portion of Motion Pictures goodwill, amounting to $6.1 million was allocated to the Maple Pictures asset group and included in the carrying value of the assets disposed for purposes of calculating the gain on sale of Maple Pictures (see Note 15). Also during the year ended March 31, 2012, goodwill increased by $93.4 million for the goodwill associated with the January 2012 acquisition of Summit Entertainment, LLC ("Summit") (see Note 15).

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7. Equity Method Investments
The carrying amount of significant equity method investments at March 31, 2012 and March 31, 2011 were as follows:

	March 31, 2012
Equity Method Investee	Ownership Percentage	March 31, 2012	March 31, 2011
			As adjusted
		(Amounts in thousands)
Horror Entertainment, LLC (“FEARnet”)	34.5%	$2,880	$2,809
NextPoint, Inc. (“Break Media”)	42.0%	8,477	14,293
Roadside Attractions, LLC (“Roadside”)	43.0%	3,118	2,756
Studio 3 Partners, LLC (“EPIX”)	31.2%	50,381	25,973
TV Guide Network	51.0%	106,406	114,940
Tiger Gate Entertainment Limited (“Tiger Gate”)	45.9%	—	1,123
		$171,262	$161,894
Equity interests in equity method investments in our consolidated statements of operations represent our portion of the income or loss of our equity method investees based on our percentage ownership and the elimination of profits on sales to equity method investees. Equity interests in equity method investments for the years ended March 31, 2012, 2011 and 2010 were as follows (income (loss)):

	Year Ended	Year Ended	Year Ended
Equity Method Investee	March 31, 2012	March 31, 2011	March 31, 2010
		As adjusted	As adjusted
	(Amounts in thousands)
Horror Entertainment, LLC (“FEARnet”)	$71	$679	$(568)
NextPoint, Inc. (“Break Media”)	(5,816)	(2,404)	(845)
Roadside Attractions, LLC (“Roadside”)	612	842	(149)
Studio 3 Partners, LLC (“EPIX”)	24,407	(14,994)	(37,381)
TV Guide Network	(8,533)	(2,988)	(52)
Tiger Gate Entertainment Limited (“Tiger Gate”)	(2,329)	(1,847)	—
	$8,412	$(20,712)	$(38,995)
Horror Entertainment, LLC. Horror Entertainment, LLC (“FEARnet”), is a multiplatform programming and content service provider of horror genre films operating under the branding of “FEARnet.” The Company licenses content to FEARnet for video-on-demand and broadband exhibition. The Company is recording its share of the FEARnet results on a one quarter lag and, accordingly, during the year ended March 31, 2012, the Company recorded its share of the income generated by FEARnet for the year ended December 31, 2011.
NextPoint, Inc. NextPoint, Inc. (“Break Media”), is an online home entertainment service provider operating under the branding of “Break Media.” The Company is recording its share of the Break Media results on a one quarter lag and, accordingly, during the year ended March 31, 2012, the Company recorded its share of losses incurred by Break Media for the year ended December 31, 2011.
Break Media Financial Information:
The following table presents summarized balance sheet data as of December 31, 2011 and December 31, 2010 for Break Media:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2011	December 31, 2010
	(Amounts in thousands)
Current assets	$13,298	$16,551
Non-current assets	$6,256	$5,838
Current liabilities	$15,992	$17,015
Non-current liabilities	$25,889	$14,396
The following table presents the summarized statement of operations for the years ended December 31, 2011, 2010 and 2009 for Break Media:

	Year Ended	Year Ended	Year Ended
	December 31, 2011	December 31, 2010	December 31, 2009
	(Amounts in thousands)
Net revenue	$46,551	$37,150	$20,190
Gross profit	$30,320	$24,452	$16,565
Operating loss	$(9,636)	$(3,537)	$(787)
Net loss	$(13,849)	$(5,723)	$(2,012)
Roadside Attractions, LLC. Roadside Attractions, LLC (“Roadside”), is an independent theatrical releasing company. The Company is recording its share of the Roadside results on a one quarter lag and, accordingly, during the year ended March 31, 2012, the Company recorded its share of income earned by Roadside for the year ended December 31, 2011.
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
Adjustments to Eliminate Lag in Reporting EPIX Results:
Through December 31, 2011, the Company recorded its share of EPIX's results on a one quarter lag due to the timing of the availability of EPIX's financial statements. In the quarter ended March 31, 2012, the Company eliminated the lag in recording its share of EPIX's results as EPIX's financial information is now available on a more timely basis and, accordingly, for the year ended March 31, 2012, the Company has recorded its share of the net income generated by EPIX for the twelve months ended March 31, 2012. The Company believes it is preferable to reflect its equity interest in EPIX on a more timely basis as this will improve overall financial reporting to investors by providing the most current information available. Due to the elimination of the lag in recording the Company's share of EPIX's results, prior period amounts presented have been adjusted from amounts previously reported as shown below:

	March 31, 2012			March 31, 2011
	As Computed With Lag	As Reported Without Lag	Effect of Change	As Previously Reported	As Adjusted	Effect of Change
	(Amounts in thousands)
Impact on Balance Sheets line items:
Equity method investments	$161,261	$171,262	$10,001	$150,585	$161,894	$11,309
Accumulated deficit	$(552,040)	$(542,039)	$10,001	$(514,230)	$(502,921)	$11,309

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended			Year Ended			Year Ended
	March 31, 2012			March 31, 2011			March 31, 2010
	As Computed With Lag	As Reported Without Lag	Effect of Change	As Previously Reported	As Adjusted	Effect of Change	As Previously Reported	As Adjusted	Effect of Change
	(Amounts in thousands)
Impact on Statements of Operations and Statements of Cash Flows line items:
Equity interests income (loss)	$9,720	$8,412	$(1,308)	$(43,930)	$(20,712)	$23,218	$(28,201)	$(38,995)	$(10,794)
Net income (loss)	$(37,810)	$(39,118)	$(1,308)	$(53,599)	$(30,381)	$23,218	$(19,478)	$(30,272)	$(10,794)
Impact on Income (Loss) Per Share line items:
Basic and Diluted Net Income (Loss) Per Common Share	$(0.29)	$(0.30)	$(0.01)	$(0.41)	$(0.23)	$0.18	$(0.17)	$(0.26)	$(0.09)

The elimination of the lag in recording the Company's share of EPIX's results did not have an impact on cash flows from operating, investing, or financing activities in the consolidated statements of cash flows.
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

	Year Ended	Year Ended	Year Ended
	March 31, 2012	March 31, 2011	March 31, 2010
	(Amounts in thousands)
Revenue recognized on sales to EPIX	$70,321	$86,146	$38,606

Gross profit on sales to EPIX	$41,523	$48,829	$26,315
Ownership interest in EPIX	31.15%	31.15%	31.15%
Elimination of the Company's share of profits on sales to EPIX	$12,934	$15,210	$8,197
EPIX Financial Information:
The following table presents summarized balance sheet data as of March 31, 2012 and March 31, 2011 for EPIX:

	March 31, 2012	March 31, 2011
	(Amounts in thousands)
Current assets	$196,903	$143,856
Non-current assets	$140,532	$95,293
Current liabilities	$140,684	$104,243
Non-current liabilities	$4,723	$15,219
The following table presents the summarized statement of operations for the twelve months ended March 31, 2012, 2011 and 2010 for EPIX and a reconciliation of the net income (loss) reported by EPIX to equity interest income (loss) recorded by the Company:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Twelve Months Ended	Twelve Months Ended	Twelve Months Ended
	March 31, 2012	March 31, 2011	March 31, 2010
	(Amounts in thousands)
Revenues	$326,117	$200,561	$322
Expenses:
Operating expenses	230,548	211,404	81,623
Selling, general and administrative expenses	23,232	20,737	18,535
Operating income (loss)	72,337	(31,580)	(99,836)
Interest income (expense)	—	15	(123)
Net income (loss)	$72,337	$(31,565)	$(99,959)
Reconciliation of net income (loss) reported by EPIX to equity interest income (loss):
Net income (loss) reported by EPIX	$72,337	$(31,565)	$(99,959)
Ownership interest in EPIX	31.15%	31.15%	30.77%
The Company's share of net income (loss)	22,533	(9,832)	(30,753)
Eliminations of the Company’s share of profits on sales to EPIX (1)	(12,934)	(15,210)	(8,197)
Realization of the Company’s share of profits on sales to EPIX (2)	14,808	10,048	1,569
Total equity interest income (loss) recorded	$24,407	$(14,994)	$(37,381)
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

TV Guide Network. The Company’s investment interest in TV Guide Network consists of an equity investment in its common stock units and mandatorily redeemable preferred stock units. On February 28, 2009, the Company purchased all of the issued and outstanding equity interests of TV Guide Network. The Company paid approximately $241.6 million for all of the equity interest of TV Guide Network, On May 28, 2009, the Company sold 49% of the Company’s interest in TV Guide Network for approximately $122.4 million in cash.
The February 28, 2009 acquisition was accounted for as a purchase, with the results of operations of TV Guide Network included in the Company’s consolidated results from February 28, 2009 through May 27, 2009. Subsequent to the sale of the 49% interest in TV Guide Network, the Company determined it is not the primary beneficiary of TV Guide Network because pursuant to the operating agreement of the entity, the power to direct the activities that most significantly impact the economic performance of TV Guide Network is shared with the 49% owner of TV Guide Network. Accordingly, the Company’s interest in TV Guide Network is being accounted for under the equity method of accounting.
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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	Year Ended	Year Ended
	March 31, 2012	March 31, 2011
	(Amounts in thousands)
Revenue recognized on sales to TV Guide Network	$2,925	$14,175

Gross profit on sales to TV Guide Network	$969	$5,381
Ownership interest in TV Guide Network	51%	51%
Elimination of the Company's share of profit on sales to TV Guide Network	$494	$2,744

TV Guide Network Financial Information:
The following table presents summarized balance sheet data as of March 31, 2012 and March 31, 2011 for TV Guide Network:

	March 31, 2012	March 31, 2011
	(Amounts in thousands)
Current assets	$41,548	$43,497
Non-current assets	$236,855	$261,245
Current liabilities	$30,979	$32,126
Non-current liabilities	$33,407	$40,354
Redeemable preferred stock	$230,412	$200,724

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the summarized statement of operations for the years ended March 31, 2012, 2011 and 2010 for TV Guide Network and a reconciliation of the net loss reported by TV Guide Network to equity interest loss recorded by the Company:

	Year Ended	Year Ended	Period from May 28, 2009 to
	March 31, 2012	March 31, 2011	March 31, 2010
	(Amounts in thousands)
Revenues	$100,899	$115,680	$96,983
Expenses:
Cost of services	52,789	38,369	29,760
Selling, marketing, and general and administration	53,440	60,964	49,505
Depreciation and amortization	11,602	15,331	15,609
Operating income (loss)	(16,932)	1,016	2,109
Interest expense, net	1,816	1,853	784
Accretion of redeemable preferred stock units (1)	29,687	27,703	20,587
Total interest expense, net	31,503	29,556	21,371
Net loss	(48,435)	(28,540)	(19,262)
Reconciliation of net loss reported by TV Guide Network to equity interest loss:
Net loss reported by TV Guide Network	$(48,435)	$(28,540)	$(19,262)
Ownership interest in TV Guide Network	51%	51%	51%
The Company's share of net loss	(24,702)	(14,555)	(9,824)
Accretion of dividend and interest income on redeemable preferred stock units (1)	15,141	14,129	10,499
Eliminations of the Company’s share of profit on sales to TV Guide Network (2)	(494)	(2,744)	(727)
Realization of the Company’s share of profits on sales to TV Guide Network (3)	1,522	182	—
Total equity interest loss recorded	$(8,533)	$(2,988)	$(52)
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

Tiger Gate Entertainment Limited. Tiger Gate Entertainment Limited (“Tigergate”) was an operator of pay television channels and a distributor of television programming and action and horror films across Asia. The Company recorded its share of the joint venture results on a one quarter lag and, accordingly, during the year ended March 31, 2012, the Company recorded its share of the losses incurred by the joint venture for the year ended December 31, 2011. The Company funded an additional $1.0 million during the year ended March 31, 2012. In January 2012, Tigergate partnered with Celestial Pictures Limited to

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

create Celestial Tiger Entertainment ("Celestial Tiger"), an independent Asian media company focused on branded pay television channels, content creation and distribution across Asia. As a result of the new partnership, the Company's ownership in Celestial Tiger was diluted to 16% and therefore, is now accounted under the cost method. No significant gain or loss was realized resulting from the the transaction.

8. Other Assets
The composition of the Company’s other assets is as follows as of March 31, 2012 and March 31, 2011:

	March 31, 2012	March 31, 2011
	(Amounts in thousands)
Deferred financing costs, net of accumulated amortization	$39,130	$15,360
Loans receivable	24,767	18,433
Prepaid expenses and other	14,637	12,099
Finite-lived intangible assets	11,977	430
	$90,511	$46,322
Deferred Financing Costs. Deferred financing costs primarily include costs incurred in connection with (1) an amended senior revolving credit facility, (2) the issuance of the Senior Secured Second-Priority Notes, (3) a new Term Loan associated with the acquisition of Summit and (4) the issuance of the October 2004 2.9375% Notes, the February 2005 3.625% Notes, the April 2009 3.625% Notes, and the January 2012 4.00% Notes (see Note 9) that are deferred and amortized to interest expense using the effective interest method.
Loans Receivable. The following table sets forth the Company’s loans receivable at March 31, 2012 and March 31, 2011:

	Interest Rate	March 31, 2012	March 31, 2011
	(Amounts in thousands)
Third-party producer	3.2%	$9,049	$8,777
NextPoint, Inc. (“Break Media”)	5.47% - 20.0%	15,718	9,656
		$24,767	$18,433
Prepaid Expenses and Other. Prepaid expenses and other primarily include prepaid expenses and security deposits.
Finite-lived Intangible Assets. Finite-lived intangibles consist primarily of sales agency relationships and trademarks. The composition of the Company's finite-lived intangible assets and the associated accumulated amortization is as follows as of March 31, 2012 and March 31, 2011:

			March 31, 2012			March 31, 2011
	Weighted Average Remaining Life	Range of Remaining Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in years)		(Amounts in thousands)
Finite-lived intangible assets:
Trademarks	5	1 - 5	$8,200	$1,623	$6,577	$1,600	$1,170	$430
Sales agency relationships	5	5	6,200	800	5,400	—	—	—
			$14,400	$2,423	$11,977	$1,600	$1,170	$430

The aggregate amount of amortization expense associated with the Company's intangible assets for the years ended March 31, 2012, 2011 and 2010 was approximately $1.3 million, $1.0 million and $4.9 million, respectively. The estimated aggregate amortization expense for each of the years ending March 31, 2013 through 2017 is approximately $5.3 million, $3.7 million, $1.8 million, $0.8 million, and $0.4 million, respectively.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9. Corporate Debt

The total carrying values of corporate debt of the Company, excluding film obligations and production loans, were as follows as of March 31, 2012 and March 31, 2011:

	March 31, 2012	March 31, 2011
	(Amounts in thousands)
Senior revolving credit facility	$99,750	$69,750
Senior secured second-priority notes	431,510	226,331
Term loan	477,514	—
Convertible senior subordinated notes	104,498	107,255
Other financing obligations	3,778	3,718
	$1,117,050	$407,054
The following table sets forth future annual contractual principal payment commitments under corporate debt as of March 31, 2012:

	Maturity Date or	Year Ended March 31,
Debt Type	Next Holder Redemption Date (1)	2013	2014	2015	2016	2017	Thereafter	Total
		(Amounts in thousands)
Senior revolving credit facility	July 2013	$—	$99,750	$—	$—	$—	$—	$99,750
Senior secured second-priority notes	November 2016	—	—	—	—	436,000	—	436,000
Term loan	September 2016 (2)	55,000	55,000	55,000	55,000	264,664	—	484,664
Principal amounts of convertible senior subordinated notes:
October 2004 2.9375% Notes (conversion price of $11.50 per share)	October 2014	—	—	348	—	—	—	348
February 2005 3.625% Notes (conversion price of $14.28 per share)	March 2015	—	—	23,464	—	—	—	23,464
April 2009 3.625% Notes (conversion price of $8.25 per share)	March 2015	—	—	66,581	—	—	—	66,581
January 2012 4.00% Notes (conversion price of $10.50 per share)	January 2017	—	—	—	—	45,000	—	45,000
Other financing obligations	June 2012	3,778	—	—	—	—	—	3,778
		$58,778	$154,750	$145,393	$55,000	$745,664	$—	1,159,585
Less aggregate unamortized (discount) premium, net								(42,535)
								$1,117,050
(1) The future repayment dates of the convertible senior subordinated notes represent the next redemption date by holders for each series of notes respectively, as described below.
(2) The Term Loan matures on September 7, 2016. The Term Loan is repayable in quarterly installments equal to $13.75 million, with the balance payable on the final maturity date. The Term Loan is also repayable periodically to the extent of the excess cash flow, as defined, generated by Summit and its subsidiaries (see below).
Senior Revolving Credit Facility
Outstanding Amount. At March 31, 2012, the Company had borrowings of $99.8 million outstanding (March 31, 2011 —

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$69.8 million).
Availability of Funds. At March 31, 2012, there was $230.2 million available (March 31, 2011 — $255.2 million). The senior revolving credit facility provides for borrowings and letters of credit up to an aggregate of $340 million. The availability of funds is limited by a borrowing base and also reduced by outstanding letters of credit which amounted to $10.0 million at March 31, 2012 (March 31, 2011 — $15.0 million).
Maturity Date. The senior revolving credit facility expires July 25, 2013.
Interest. As of March 31, 2012, the senior revolving credit facility bore interest of 2.5% over the “Adjusted LIBOR” rate (effective interest rate of 2.74% and 2.74% as of March 31, 2012 and March 31, 2011, respectively).
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
On May 13, 2011, LGEI issued approximately $200.0 million aggregate principal amount of senior secured second-priority notes due 2016 (the “May 2011 Senior Notes,” and collectively with the October 2009 Senior Notes, the “Senior Notes”) in a private offering conducted pursuant to Rule 144A and Regulation S under the Securities Act. The May 2011 Senior Notes have the same terms as the October 2009 Senior Notes, except for the issue date, issue price and first interest payment.
In August 2011, a subsidiary of LGEI paid $9.9 million to repurchase $10.0 million of aggregate principal amount (carrying value — $9.9 million) of the Senior Notes. The Company recorded a loss on extinguishment in the quarter ended September 30, 2011 of $0.4 million, which included $0.5 million of deferred financing costs written off. In September 2011, LGEI resold such Senior Notes at 99.0% of the $10.0 million face amount thereof, plus accrued interest thereon from May 1, 2011, resulting in gross proceeds of approximately $10.2 million, which were used to repurchase the common shares, as discussed in Note 14.
Outstanding Amount. The outstanding amount is set forth in the table below:

	March 31, 2012	March 31, 2011
	(Amounts in thousands)
Principal amount of Senior Secured Second-Priority Notes	$436,000	$236,000
Unamortized Aggregate Premium/ (Discount), net	(4,490)	(9,669)
Net carrying amount of Senior Secured Second-Priority Notes	$431,510	$226,331

Maturity Date. The Senior Notes are due November 1, 2016.
Original Issue Discount/Premium. The October 2009 Senior Notes were issued by LGEI at an initial price of 95.222%

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(original issue discount —4.778%) of the principal amount. The May 2011 Senior Notes were issued by LGEI at an initial price of 102.219% (original issue premium — 2.219%) of the principal amount, plus accrued interest thereon from May 1, 2011, resulting in gross proceeds of approximately $204.4 million and net proceeds of approximately $192.4 million after fees and expenses, including $5.6 million paid in connection with the consent solicitation of holders of the October 2009 Senior Notes. The original issue discount/premium, interest and deferred financing costs are being amortized through November 1, 2016 using the effective interest method. As of March 31, 2012, the remaining amortization period was 4.6 years.
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

Term Loan
In connection with the acquisition of Summit (see Note 15), the Company entered into a new $500.0 million principal amount term loan agreement (the "Term Loan") and received net proceeds of $476.2 million, after original issue discount and offering fees and expenses. The net proceeds were used in connection with the acquisition of Summit to pay off Summit's existing term loan.

Outstanding Amount. The outstanding amount of the Term Loan is set forth in the table below:

March 31, 2012
(Amounts in thousands)
Principal amount	$484,664
Unamortized discount	(7,150)
Net carrying amount	$477,514
Maturity Date. The Term Loan matures on September 7, 2016. The Term Loan is repayable in quarterly installments equal to $13.75 million, with the balance payable on the final maturity date. The Term Loan is also repayable periodically to the extent of the excess cash flow, as defined, generated by Summit and its subsidiaries.
Interest. The Term Loan bears interest by reference to a base rate or the LIBOR rate (subject to a LIBOR floor of 1.25%), in either case plus an applicable margin of 4.50% in the case of base rate loans and 5.50% in the case of LIBOR loans (effective interest rate of 7.75% and 6.75%, respectively as of March 31, 2012).
Security. The Term Loan is secured by collateral of the Summit assets.
Covenants. The Term Loan contains a number of affirmative and negative covenants that, among other things, require Summit to satisfy certain financial covenants.

Convertible Senior Subordinated Notes
Outstanding Amount. The following table sets forth the convertible senior subordinated notes outstanding at March 31, 2012 and March 31, 2011:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	March 31, 2012			March 31, 2011
	Principal	Unamortized Discount	Net Carrying Amount	Principal	Unamortized Discount	Net Carrying Amount
	(Amounts in thousands)
Convertible Senior Subordinated Notes
October 2004 2.9375% Notes (conversion price of $11.50 per share)	$348	$—	$348	$46,326	$(1,598)	$44,728
February 2005 3.625% Notes (conversion price of $14.28 per share)	23,464	—	23,464	23,470	(1,363)	22,107
April 2009 3.625% Notes (conversion price of $8.25 per share)	66,581	(21,119)	45,462	66,581	(26,161)	40,420
January 2012 4.00% Notes (conversion price of $10.50 per share)	45,000	(9,776)	35,224	—	—	—
	$135,393	$(30,895)	$104,498	$136,377	$(29,122)	$107,255

Interest Expense. The effective interest rate on the liability component and the amount of interest expense, which includes both the contractual interest coupon and amortization of the discount on the liability component, for the years ended March 31, 2012, 2011 and 2010 are presented below.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended	Year Ended	Year Ended
	March 31, 2012	March 31, 2011	March 31, 2010
	(Amounts in thousands)
October 2004 2.9375% Convertible Senior Subordinated Notes:
Effective interest rate of liability component (9.65%)
Interest Expense
Contractual interest coupon	$497	$1,915	$3,879
Amortization of discount on liability component and debt issuance costs	1,147	4,278	8,228
	1,644	6,193	12,107
February 2005 3.625% Convertible Senior Subordinated Notes:
Effective interest rate of liability component (10.03%)
Interest Expense
Contractual interest coupon	815	1,238	2,965
Amortization of discount on liability component and debt issuance costs	1,472	2,053	5,399
	2,287	3,291	8,364
April 2009 3.625% Convertible Senior Subordinated Notes:
Effective interest rate of liability component (17.26%)
Interest Expense
Contractual interest coupon	2,414	2,414	2,286
Amortization of discount on liability component and debt issuance costs	5,064	4,261	3,283
	7,478	6,675	5,569
January 2012 4.00% Convertible Senior Subordinated Notes:
Effective interest rate of liability component (9.56%)
Interest Expense
Contractual interest coupon	395	—	—
Amortization of discount on liability component and debt issuance costs	361	—	—
	756	—	—
Total
Contractual interest coupon	4,121	5,567	9,130
Amortization of discount on liability component and debt issuance costs	8,044	10,592	16,910
	$12,165	$16,159	$26,040

Fiscal 2011 and 2012 Convertible Senior Subordinated Notes Transactions
January 2012 Convertible Senior Subordinated Notes Issuance. On January 11, 2012, LGEI sold $45.0 million in aggregate principal amount of 4.00% Convertible Senior Subordinated Notes with a maturity date of January 11, 2017 (the "January 2012 4.00% Notes"). The proceeds were used to fund a portion of the acquisition of Summit discussed in Note 15. See below for key terms of the January 2012 4.00% Notes.

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
Convertible Senior Subordinated Notes Terms
October 2004 2.9375% Notes. In October 2004, LGEI sold $150.0 million of the October 2004 2.9375% Notes, of which $50.1 million was allocated to the equity component.
Outstanding Amount: As of March 31, 2012, $0.3 million of aggregate principal amount (carrying value — $0.3 million) of the October 2004 2.9375% Notes remains outstanding.
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
February 2005 3.625% Notes. In February 2005, LGEI sold $175.0 million of February 2005 3.625% Notes, of which

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$53.0 million was allocated to the equity component.
Outstanding Amount: As of March 31, 2012, $23.5 million of aggregate principal amount (carrying value — $23.5 million) of the February 2005 3.625% Notes remains outstanding.
Interest: Interest on the February 2005 3.625% Notes is payable at 3.625% per annum semi-annually on March 15 and September 15 until March 15, 2012 and at 3.125% per annum thereafter until maturity.
Maturity Date: The February 2005 3.625% Notes will mature on March 15, 2025.
Redeemable by LGEI: LGEI may redeem the February 2005 3.625% Notes at 100%.
Redeemable by Holder: The holder may require LGEI to repurchase the February 2005 3.625% Notes on March 15, 2015 and 2020 or upon a change in control at a price equal to 100% of the principal amount, together with accrued and unpaid interest through the date of repurchase.
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
April 2009 3.625% Notes. In April 2009, LGEI issued approximately $66.6 million of 3.625% Convertible Senior Subordinated Notes (the “April 2009 3.625% Notes”), of which $16.2 million was allocated to the equity component.
Outstanding Amount: As of March 31, 2012, $66.6 million of aggregate principal amount (carrying value — $45.5 million) of the April 2009 3.625% Notes remains outstanding.
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
January 2012 4.00% Notes. In January 2012, LGEI issued approximately $45.0 million of January 2012 4.00% Notes, of which $10.1 million was allocated to the equity component.
Outstanding Amount: As of March 31, 2012, $45.0 million of aggregate principal amount (carrying value — $35.2 million) of the January 2012 4.00% Notes remains outstanding.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest: Interest on the January 2012 4.00% Notes is payable at 4.00% per annum semi-annually on January 15 and July 15 of each year, commencing on July 15, 2012.
Maturity Date: The January 2012 4.00% Notes will mature on January 11, 2017.
Conversion Features: The January 2012 4.00% Notes are convertible into common shares of the Company at any time prior to maturity or repurchase by the Company, at an initial conversion price of approximately $10.50  per share, subject to adjustment in certain circumstances as specified in the Indenture. Upon conversion of the January 2012 4.00% Notes, the Company has the option to deliver, in lieu of common shares, cash or a combination of cash and common shares of the Company.
Other Financing Obligations
On June 1, 2007, the Company entered into a bank financing agreement for $3.7 million to fund the acquisition of certain capital assets. Interest is payable in monthly payments totaling $0.3 million per year for five years at an interest rate of 8.02%, with the entire principal due June 2012.

10. Participations and Residuals
The Company expects approximately 68% of accrued participations and residuals will be paid during the one-year period ending March 31, 2013.

11. Film Obligations and Production Loans

	March 31, 2012	March 31, 2011
	(Amounts in thousands)
Film obligations	$98,750	$58,681
Production loans
Individual production loans	352,960	181,829
Pennsylvania Regional Center production loans	65,500	65,500
Film credit facility	43,940	20,430
Total film obligations and production loans	$561,150	$326,440

The following table sets forth future annual repayment of film obligations and production loans as of March 31, 2012:

	Year Ended March 31,
	2013	2014	2015	2016	2017	Thereafter	Total
	(Amounts in thousands)
Film obligations	$59,638	$19,409	$14,493	$9,662	$—	$—	$103,202
Production loans
Individual production loans	285,567	67,393	—	—	—	—	352,960
Pennsylvania Regional Center production loans	—	65,500	—	—	—	—	65,500
Film credit facility	43,940	—	—	—	—	—	43,940
	$389,145	$152,302	$14,493	$9,662	$—	$—	565,602
Less imputed interest on film obligations							(4,452)
							$561,150
Film Obligations

Film obligations include minimum guarantees, which represent amounts payable for film rights that the Company has acquired and certain theatrical marketing obligations, which represent amounts received from third parties that are contractually committed for theatrical marketing expenditures associated with specific titles.
Individual Production Loans
Production loans represent individual loans for the production of film and television programs that the Company produces. Individual production loans have contractual repayment dates either at or near the expected completion date, with the exception of certain loans containing repayment dates on a longer term basis. Individual production loans of $338.0 million incur interest at rates ranging from 3.49% to 3.99%, and approximately $15.0 million of production loans are non-interest bearing.
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
Outstanding Amount. At March 31, 2012, the Company had borrowings of $65.5 million (March 31, 2011 — $65.5 million).
Availability of Funds. At March 31, 2012, there were no amounts available under this agreement (March 31, 2011 — nil).
Maturity Date. All amounts borrowed under this loan agreement with the Pennsylvania Regional Center are due April 11, 2013, five years from the date that the Company began to borrow under this agreement.
Interest. Amounts borrowed under the agreement carry an interest rate of 1.5%, which is payable semi-annually.
Security. The loan is secured by a first priority security interest in the Company’s film library pursuant to an intercreditor agreement with the Company’s senior lender under the Company’s senior revolving credit facility. Pursuant to the terms of the Company’s senior revolving credit facility, the Company is required to maintain certain collateral equal to the loans outstanding plus 5% under this facility. Such collateral can consist of cash, cash equivalents or debt securities, including the Company’s convertible senior subordinated notes repurchased. As of March 31, 2012, $72.8 million principal value (fair value — $83.1 million) of the Company’s convertible senior subordinated notes repurchased in December 2009 (see Note 9) was held as collateral under the Company’s senior revolving credit facility (March 31, 2011 — $72.8 million principal value, $72.4 million fair value).

Film Credit Facility
On October 6, 2009, the Company entered into a revolving film credit facility agreement, as amended effective December 31, 2009 and June 22, 2010 (the “Film Credit Facility”), which provides for borrowings for the acquisition or production of motion pictures.
Outstanding Amount. At March 31, 2012, the Company had borrowings of $43.9 million (March 31, 2011 — $20.4 million).
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
Interest. As of March 31, 2012, the Film Credit Facility bore interest of 3.25% over the “LIBO” rate (as defined in the credit agreement). The weighted average interest rate on borrowings outstanding as of March 31, 2012 was 3.49% (March 31, 2011 — 3.49%).

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

•
Level 2 — Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 liabilities that are not required to be measured at fair value on a recurring basis include the Company’s convertible senior subordinated notes, individual production loans, Pennsylvania Regional Center Loan, Senior Notes, and Term Loan, which are priced using discounted cash flow techniques that use observable market inputs, such as LIBOR-based yield curves, three- and seven-year swap rates, and credit ratings.

•
Level 3 — Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities. The Company measures the fair value of its investment in TV Guide Network's Mandatorily Redeemable Preferred Stock Units using primarily a discount cash flow analysis based on the expected cash flows of the investment. The analysis reflects the contractual terms of the investment, including the period to maturity, and uses a discount rate commensurate with the risk associated with the investment.

The following table sets forth the carrying values and fair values of the Company’s investment in TV Guide Network's mandatorily redeemable preferred stock units and outstanding debt at March 31, 2012:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Carrying Value	Fair Value
		(Level 3)
	(Amounts in thousands)
Assets:
Investment in TV Guide Network's Mandatorily Redeemable Preferred Stock Units	$106,406	$145,029

	Carrying Value	Fair Value
		(Level 2)
	(Amounts in thousands)
Liabilities:
October 2004 2.9375% Convertible Senior Subordinated Notes	$348	$237
February 2005 3.625% Convertible Senior Subordinated Notes	23,464	19,295
April 2009 3.625% Convertible Senior Subordinated Notes	45,462	59,083
January 2012 4.00% Convertible Senior Subordinated Notes	35,224	35,619
Individual production loans	352,960	351,911
Pennsylvania Regional Center Loan	65,500	63,679
Senior Secured Second-Priority Notes	431,510	479,055
Term Loan	477,514	480,423
	$1,431,982	$1,489,302

13. Comprehensive Loss
Components of accumulated other comprehensive loss are as follows:

		Unrealized
	Foreign	Gain (Loss)		Accumulated
	Currency	on Foreign	Unrealized	Other
	Translation	Exchange	Gain (Loss) on	Comprehensive
	Adjustments	Contracts	Securities	Loss
	(Amounts in thousands)
Balance at March 31, 2010	$(7,047)	$436	$—	$(6,611)
Current year change	5,756	(569)	—	5,187
Balance at March 31, 2011	(1,291)	(133)	—	(1,424)
Current year change	(2,249)	(38)	—	(2,287)
Balance at March 31, 2012	$(3,540)	$(171)	$—	$(3,711)

14. Capital Stock

(a) Common Shares
The Company had 500,000,000 authorized common shares at March 31, 2012 and March 31, 2011. The table below outlines common shares reserved for future issuance:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	March 31, 2012	March 31, 2011
	(Amounts in thousands)
Stock options outstanding, average exercise price $10.20 (March 31, 2011 - $9.75)	3,157	3,310
Restricted share units — unvested	1,867	1,801
Share purchase options and restricted share units available for future issuance	1,984	3,683
Shares issuable upon conversion of October 2004 2.9375% Notes at conversion price of $11.50 per share	30	4,028
Shares issuable upon conversion of February 2005 3.625% Notes at conversion price of $14.28 per share	1,643	1,643
Shares issuable upon conversion of April 2009 3.625% Notes at conversion price of $8.25 per share	8,070	8,070
Shares issuable upon conversion of January 2012 4.00% Notes at conversion price of $10.50 per share	4,286	—
Shares reserved for future issuance	21,037	22,535
On August 30, 2011, the Company entered into an agreement with certain shareholders, whereby the Company repurchased 11,040,493 of its common shares at a price of $7.00 per share, for aggregate cash consideration of $77.1 million. The shares repurchased under the agreement are included in treasury shares in the accompanying consolidated balance sheets and statements of shareholders' equity.
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
     Employees’ and Directors’ Equity Incentive Plan (the “Plan”): The plan provides for the issuance of up to 9.0 million shares of common stock of the Company to eligible employees, directors, and service providers. Of the 9.0 million common shares allocated for issuance, up to a maximum of 250,000 common shares may be issued as discretionary bonuses in accordance with the terms of a share bonus plan. No new awards were granted under the Plan subsequent to the 2004 Annual General Meeting of Shareholders. Any remaining shares available for additional grant purposes under the Plan may be issued under the 2004 Plan. At March 31, 2012, 101,351 common shares were available for grant under the 2004 Plan.
     2004 Performance Incentive Plan (the “2004 Plan”): The 2004 Plan provides for the issuance of up to an additional 14.0 million common shares, stock options, share appreciation rights, restricted shares, share bonuses or other forms of awards granted or denominated in common shares of the Company to eligible employees, directors, officers and other eligible persons through the grant of awards and incentives for high levels of individual performance and improved financial performance of the Company. The per share exercise price of an option granted under the 2004 Plan generally may not be less than the fair market value of a common share of the Company on the date of grant. The maximum term of an option granted under the 2004 Plan is ten years from the date of grant. At March 31, 2012, 1,882,232 common shares were available for grant under the 2004 Plan.
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
The Company recognized the following share-based compensation expense during the years ended March 31, 2012, 2011, and 2010:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended	Year Ended	Year Ended
	March 31, 2012	March 31, 2011	March 31, 2010
	(Amounts in thousands)
Compensation Expense:
Stock Options	$179	$2,644	$3,213
Restricted Share Units and Other Share-based Compensation	9,546	26,032	14,385
Stock Appreciation Rights	15,289	3,829	1,225
Total	$25,014	$32,505	$18,823

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
There was no income tax benefit recognized in the statements of operations for share-based compensation arrangements during the year ended March 31, 2012 (2011 - nil; 2010 - nil).
Stock Options
A summary of option activity under the various plans as of March 31, 2012, 2011 and 2010 and changes during the years then ended is presented below:

	Number of	Number of	Total Number of	Weighted- Average Exercise	Weighted Average Remaining Contractual	Aggregate Intrinsic Value as of March 31,
Options:	Shares (1)	Shares (2)	Shares	Price	Term In Years	2012
Outstanding at April 1, 2009	3,299,166	600,000	3,899,166	$9.75
Granted	110,000	—	110,000	5.41
Exercised	—	—	—	—
Forfeited or expired	(649,166)	—	(649,166)	8.97
Outstanding at March 31, 2010	2,760,000	600,000	3,360,000	$9.75
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited or expired	(50,000)	—	(50,000)	10.00
Outstanding at March 31, 2011	2,710,000	600,000	3,310,000	$9.75
Granted	250,000	—	250,000	13.80
Exercised	(53,332)	(350,000)	(403,332)	8.73
Forfeited or expired	—	—	—	—
Outstanding at March 31, 2012	2,906,668	250,000	3,156,668	$10.20	5.12	$11,738,678
Outstanding as of March 31, 2012, vested or expected to vest in the future	2,904,835	250,000	3,154,835	$10.20	5.12	$11,723,070
Exercisable at March 31, 2012	2,620,002	250,000	2,870,002	$9.95	4.67	$11,396,516
____________________________

(1)	Issued under our long-term incentive plans.

(2)
On September 10, 2007, in connection with the acquisition of Mandate Pictures (see Note 15), two executives entered into employment agreements with LGF. Pursuant to the employment agreements, the executives were granted an aggregate of 600,000 stock options, all of which have vested. The options were granted outside of our long-term incentive plans.

The fair value of each option award is estimated on the date of grant using a closed-form option valuation model (Black-Scholes) based on the assumptions noted in the following table. Expected volatilities are based on implied volatilities from

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

traded options on the Company’s stock, historical volatility of the Company’s stock and other factors. The expected term of options granted represents the period of time that options granted are expected to be outstanding. The weighted-average grant-date fair values for options granted during the year ended March 31, 2012 was $5.25 (2011 — nil, 2010 — $3.21). The following table represents the assumptions used in the Black-Scholes option-pricing model for stock options granted during the years ended March 31, 2012 and 2010:

	Year Ended	Year Ended
	March 31, 2012	March 31, 2010
Risk-free interest rate	1.1%	2.6% - 3.6%
Expected option lives (in years)	6 years	10 years
Expected volatility for options	38%	45%
Expected dividend yield	0%	0%
The total intrinsic value of options exercised as of each exercise date during the year ended March 31, 2012 was $2.5 million (2011 — nil, 2010— nil).
During the year ended March 31, 2012, no shares were cancelled to fund withholding tax obligations upon exercise.
Restricted Share Units
Effective June 27, 2005, the Company, pursuant to the 2004 Plan, began granting restricted share units to certain employees, directors and consultants.
A summary of the status of the Company’s restricted share units as of March 31, 2012, 2011 and 2010, and changes during the years then ended is presented below:

	Number of	Number of	Total Number of	Weighted Average Grant Date Fair
Restricted Share Units:	Shares (1)	Shares (2)	Shares	Value
Outstanding at April 1, 2009	2,181,501	384,167	2,565,668	$9.27
Granted	1,910,792	52,500	1,963,292	5.58
Vested	(918,618)	(113,334)	(1,031,952)	9.16
Forfeited	(81,040)	—	(81,040)	7.91
Outstanding at March 31, 2010	3,092,635	323,333	3,415,968	$7.22
Granted	2,585,688	105,000	2,690,688	6.84
Vested	(3,792,987)	(428,333)	(4,221,320)	7.24
Forfeited	(84,278)	—	(84,278)	4.90
Outstanding at March 31, 2011	1,801,058	—	1,801,058	$6.70
Granted	1,147,052	—	1,147,052	9.17
Vested	(1,003,700)	—	(1,003,700)	6.83
Forfeited	(77,748)	—	(77,748)	6.51
Outstanding at March 31, 2012	1,866,662	—	1,866,662	8.15
______________________________

(1)	Issued under our long-term incentive plans.

(2)
On September 10, 2007, in connection with the acquisition of Mandate Pictures (see Note 15), two executives entered into employment agreements with Lions Gate Films, Inc. Pursuant to the employment agreements, the executives were granted an aggregate of 287,500 restricted share units, all of which have vested. The restricted share units were granted outside of our long-term incentive plans.

The fair values of restricted share units are determined based on the market value of the shares on the date of grant.
The following table summarizes the total remaining unrecognized compensation cost as of March 31, 2012 related to non-vested stock options and restricted share units and the weighted average remaining years over which the cost will be recognized:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Total Unrecognized Compensation Cost	Weighted Average Remaining Years
	(Amounts in thousands)
Stock Options	$1,293	1.6
Restricted Share Units	10,707	1.7
Total	$12,000
At March 31, 2012, 381,698 shares of restricted share units have been awarded to two key executive officers, the vesting of which will be subject to performance targets to be set annually by the Compensation Committee of the Board of Directors of the Company. These restricted share units will vest in two annual installments assuming annual performance targets have been met. The fair value of the 381,698 shares whose future annual performance targets have not been set was $5.3 million, based on the market price of the Company’s common shares as of March 31, 2012. The market value will be remeasured when the annual performance criteria are set and the value will be expensed over the remaining vesting periods once it becomes probable that the performance targets will be satisfied.
Under the Company’s two stock option and long term incentive plans, the Company withholds shares to satisfy minimum statutory federal, state and local tax withholding obligations arising from the vesting of restricted share units. During the year ended March 31, 2012, 379,305 shares were withheld upon the vesting of restricted share units.
The Company becomes entitled to an income tax deduction in an amount equal to the taxable income reported by the holders of the stock options and restricted share units when vesting or exercise occurs, the restrictions are released and the shares are issued. Restricted share units are forfeited if the employees terminate prior to vesting.
Stock Appreciation Rights
The Company has the following stock appreciation rights (“SARs”) outstanding as of March 31, 2012:

Grant Date	SARs Outstanding	Vested and Exercisable	Exercise Price	Original Vesting Period (see below)	Expiration Date	Fair Value March 31, 2012	Liability March 31, 2012
							(in thousands)
July 14, 2008	750,000	750,000	$9.56	3 years	July 14, 2013	$5.15	$3,866
February 5, 2009	150,000	150,000	$5.45	3 years	February 5, 2014	$8.64	$8,457
April 6, 2009	75,000	75,000	$5.17	4 years	April 6, 2014	$8.92	$6,313
March 17, 2010	500,000	500,000	$5.95	4 years	March 17, 2015	$8.36	$4,178
February 15, 2011	1,000,000	1,000,000	$6.13	3 years	February 15, 2016	$8.46	$8,459
January 19, 2012	2,400,000	—	$9.48	3 years	January 19, 2017	$6.61	$1,044
February 9, 2012	350,000	—	$11.01	3 years	February 9, 2017	$5.90	$96

At March 31, 2012, the Company has a stock-based compensation liability accrual in the amount of $32.4 million(March 31, 2011 — $6.1 million) included in accounts payable and accrued liabilities on the consolidated balance sheets relating to these SARs.

During the year ended March 31, 2012, certain individuals exercised 700,000 and 625,000 SARs granted on February 5, 2009 and April 6, 2009, respectively. Due to the exercise dates for these SARs occurring at the end of the fiscal year, $12.8 million relating to these SARs is included in the Company's stock-based compensation liability accrual at March 31, 2012 and were subsequently paid in April 2012. Additionally, during the year ended March 31, 2012, a third-party producer exercised 250,000 SARs granted on August 14, 2008. There were no exercises during the years ended March 31, 2011 and 2010.
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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
For the year ended March 31, 2012, the following assumptions were used in the Black-Scholes option-pricing model:

Grant Date	Risk-Free Interest Rate	Expected Option Lives (in years)	Expected Volatility for Options	Expected Dividend Yield
July 14, 2008	0.2%	1.3 years	45%	—%
February 5, 2009	0.3%	1.9 years	45%	—%
April 6, 2009	0.3%	2 years	45%	—%
March 17, 2010	0.5%	3 years	40%	—%
February 15, 2011	0.8%	3.9 years	40%	—%
January 19, 2012	1.0%	4.8 years	38%	—%
February 9, 2012	1.0%	4.9 years	38%	—%

Other Share-Based Compensation
During the years ended March 31, 2012 and 2011, as per the terms of certain employment agreements, the Company granted the equivalent of $1.8 million and $1.8 million, respectively, in common shares to certain officers on a quarterly basis through the term of their employment contracts. For the years ended March 31, 2012 and 2011, the Company issued 127,299 and 150,299 shares, respectively, net of shares withheld to satisfy minimum tax withholding obligations. The Company recorded stock-based compensation expense related to this arrangement in the amount of $2.0 million, $1.8 million and $1.3 million for the years ended March 31, 2012, 2011 and 2010, respectively.

15. Acquisitions and Divestitures
Summit
On January 13, 2012, the Company purchased all of the membership interests in Summit Entertainment, LLC (“Summit”), a worldwide independent film producer and distributor. The aggregate purchase price was approximately $412.1 million, which consisted of $361.9 million in cash, 5,837,781 in the Company's common shares (a part of which are included in escrow for indemnification purposes). Approximately $279.4 million of the purchase price and acquisition costs were funded with cash on the balance sheet of Summit. The value assigned to the shares for purposes of recording the acquisition was $50.2 million and was based on the closing price of the Company’s common shares on the date of closing of the acquisition. Additionally, the Company may be obligated to pay additional cash consideration of up to $7.5 million pursuant to the purchase agreement, should the domestic theatrical receipts from certain films meet certain target performance thresholds.
In addition, on the date of the close, Summit's existing term loan of $507.8 million was paid off with cash from Lionsgate and the net proceeds of $476.2 million, after fees and expenses, from a new term loan with a principal amount of $500.0 million, maturing on September 7, 2016 (see Note 9).
The acquisition was accounted for as a purchase, with the results of operations of Summit included in the Company's consolidated results from January 13, 2012, which includes revenues and net loss of $186.0 million and $27.1 million, respectively . The Company has made a preliminary allocation of the estimated purchase price of Summit to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair value. The preliminary purchase price allocation is subject to revision, as a more detailed analysis of investment in films and intangible assets is completed and additional information on the fair value of assets and liabilities becomes available, including receipt of final appraisals of the net assets acquired. A change in the fair value of the net assets of Summit may change the amount of the purchase price allocable to goodwill, and could impact the amounts of amortization expense. Based on the preliminary valuation and other information currently available, the allocation of the estimated purchase price is as follows:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Preliminary purchase price consideration:	(Amounts in thousands)
Cash	$361,914
Fair value of 5,837,781 of Lionsgate's shares issued	50,205
Estimated purchase price	412,119

Fair value of contingent consideration	5,900
Required repayment of Summit's existing Term Loan	507,775
Total estimated purchase consideration including debt repayment	$925,794

Preliminary allocation of the estimated total purchase consideration:
Cash and cash equivalents	$315,932
Restricted cash	5,126
Accounts receivable, net	161,244
Investment in films and television programs, net	634,840
Other assets acquired	7,972
Finite-lived intangible assets:
Sales agency relationships	6,200
Tradenames	6,600
Other liabilities assumed	(305,552)
Fair value of net assets acquired	832,362
Goodwill	93,432
$925,794

Goodwill of $93.4 million represents the excess of the purchase price over the preliminary estimate of the fair value of the underlying tangible and identifiable intangible assets acquired and liabilities assumed. The acquisition goodwill arises from the opportunity for synergies of the combined companies, strengthening our global distribution infrastructure and building a stronger presence in the entertainment industry allowing for enhanced positioning for motion picture projects and selling opportunities. Although the goodwill will not be amortized for financial reporting purposes, it is anticipated that substantially all of the goodwill will be deductible for federal tax purposes over the statutory period of 15 years.

The following unaudited pro forma condensed consolidated statements of operations presented below illustrate the results of operations of the Company as if the acquisition of Summit as described above and the issuance of the $45.0 million Convertible Senior Subordinated Notes issued in connection with the acquisition occurred at the beginning of the periods presented. The information below is based on the preliminary estimate of the purchase price allocation to the assets and liabilities acquired as shown above. The statements of operations information below includes the statements of operations of Summit for the years ended December 31, 2011 and 2010 combined with the Company's statements of operations for the years ended March 31, 2012 and 2011.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended	Year Ended
	March 31, 2012	March 31, 2011
	(Amounts in thousands, except per share amounts)
Revenues	$2,011,377	$2,733,527
Operating income (loss)	$(252)	$365,580
Net income (loss)	$(99,441)	$119,625
Basic Net Income (Loss) Per Common Share	$(0.72)	$0.87
Diluted Net Income (Loss) Per Common Share	$(0.72)	$0.87
Weighted average number of common shares outstanding - Basic	138,064	137,014
Weighted average number of common shares outstanding - Diluted	138,064	155,798
The unaudited pro forma condensed consolidated statements of operations do not include any adjustments for any restructuring activities, operating efficiencies or cost savings.

In connection with the Summit acquisition, the Company incurred severance charges of $8.7 million, which is included in general and administrative expenses on the consolidated statement of operations for the year ended March 31, 2012 as part of management's plan to integrate and restructure the combined companies. As of March 31, 2012, $7.3 million of the severance costs remained unpaid and are reflected in accounts payable and accrued liabilities on the consolidated balance sheet.

Maple Pictures
On August 10, 2011, the Company sold its interest in Maple Pictures Corp. (“Maple Pictures”) to Alliance Films Holdings Inc. (“Alliance”), a leading Canadian producer and distributor of motion pictures, television programming and home entertainment. The sales price was approximately $35.3 million, net of a working capital adjustment.
Alliance is now responsible for all of Maple Pictures’ distribution, including Maple Pictures’ exclusive five-year output deal for Canadian distribution of the Company’s new motion picture (excluding Summit titles) and second window television product and Maple Pictures’ exclusive long-term arrangement for distribution of Canadian rights of the Company’s filmed entertainment library (i.e., distribution rights). The sales price was allocated between the fair value of the distribution rights and the fair value of Maple Pictures exclusive of the distribution rights. The fair value of the distribution rights of $17.8 million was recorded as deferred revenue and will be recognized as revenue by the Company as the revenues are earned pursuant to the distribution rights. The sales proceeds less the fair value of the distribution rights constitutes the proceeds allocated to the sale of Maple Pictures exclusive of the distribution rights. The fair value of the distribution rights was determined based on an estimate of the cash flows to be generated by Alliance pursuant to the distribution agreements, discounted at risk-adjusted discount rates of the film categories between 10% and 11%.

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
 _______________________________

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

	Gain on Sale of
	Maple Pictures
	August 10, 2011
	(Amounts in thousands)
Total sales price for Maple Pictures		$35,300
Less: Sales proceeds allocated to the fair value of the distribution rights		(17,800)
Sales proceeds allocated to Maple Pictures, exclusive of the distribution rights		17,500
Less:
Cash	$(3,943)
Accounts receivable, net	(16,789)
Investment in films and television programs, net	(13,536)
Allocated goodwill	(6,053)
Other assets	(1,564)
Participations payable to Lionsgate (1)	23,683
Other liabilities	13,651
Total carrying value of Maple Pictures	$(4,551)	(4,551)

Currency translation adjustment		1,298

Transaction and related costs		(3,280)
Gain on sale of Maple Pictures		$10,967
____________________________

(1)
Represents participation liabilities payable to the Company, which were assumed by Alliance and previously eliminated in the consolidated financial statements. The participations payable to Lionsgate represents amounts that Maple owed Lionsgate as of the date of sale from the distribution of Lionsgate's product in Canada pursuant to the distribution agreements. Subsequent to the sale, the amounts due from Alliance are reflected in accounts receivable on the Company's consolidated balance sheets, which will be paid pursant to the terms of the distribution arrangements.

16. Direct Operating Expenses

	Year Ended	Year Ended	Year Ended
	March 31, 2012	March 31, 2011	March 31, 2010
	(Amounts in thousands)
Amortization of films and television programs	$603,660	529,428	511,658
Participations and residual expense	303,418	265,319	264,945
Other expenses:
Provision (benefit) for doubtful accounts	1,613	(501)	1,398
Foreign exchange losses (gains)	(289)	1,500	(32)
	$908,402	$795,746	$777,969

17. Income Taxes
The Company’s Canadian, UK, U.S., and Australian pretax income (loss), net of intercompany eliminations, are as follows:

	Year Ended March 31,	Year Ended March 31,	Year Ended March 31,
	2012	2011	2010
		As adjusted	As adjusted
	(Amounts in thousands)
Canada	$6,283	$30,573	$15,167
United Kingdom	20,072	19,122	23,663
United States	(60,665)	(75,889)	(67,965)
Australia	(113)	69	81
	$(34,423)	$(26,125)	$(29,054)
The Company’s current and deferred income tax provision (benefits) are as follows:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended March 31,	Year Ended March 31,	Year Ended March 31,
	2012	2011	2010
		As adjusted	As adjusted
TOTAL	(Amounts in thousands)
Current	$3,439	$3,567	$871
Deferred	1,256	689	347
	$4,695	$4,256	$1,218
CANADA
Current	$(126)	$576	$779
Deferred	(44)	(1,280)	—
	(170)	(704)	779
UNITED KINGDOM
Current	$139	$327	$—
Deferred	—	—	—
	139	327	—
UNITED STATES
Current	$3,426	$2,650	$29
Deferred	1,300	1,969	347
	4,726	4,619	376
AUSTRALIA
Current	$—	$14	$63
Deferred	—	—	—
	—	14	63
The differences between income taxes expected at U.S. statutory income tax rates and the income tax provision are as set forth below:

	Year Ended March 31,	Year Ended March 31,	Year Ended March 31,
	2012	2011	2010
		As adjusted	As adjusted
	(Amounts in thousands)
Income taxes (tax benefits) computed at Federal statutory rate of 35%	$(12,048)	$(9,144)	$(10,169)
Federal alternative minimum tax	—	—	(1,567)
Foreign and provincial operations subject to different income tax rates	(2,305)	(256)	(307)
State income tax	460	427	494
Change to the accrual for tax liability	—	—	(482)
Foreign income tax withholding	2,963	2,608	1,698
Permanent differences	7,857	25,639	6,019
Deferred tax on goodwill amortization	1,300	1,970	1,001
Other	953	(903)	(506)
Increase (decrease) in valuation allowance	5,515	(16,085)	5,037
	4,695	$4,256	$1,218
Although the Company is incorporated under Canadian law, the majority of its global operations are currently subject to tax in the U.S. As a result, the Company believes it is more appropriate to use the U.S. Federal statutory rate in its reconciliation of the statutory rate to its reported income tax rate.
The income tax effects of temporary differences between the book value and tax basis of assets and liabilities are as follows:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	March 31, 2012	March 31, 2011
		As adjusted
	(Amounts in thousands)
CANADA
Assets
Net operating losses	$7,417	$13,835
Property and equipment	1,883	1,905
Reserves	24	1,395
Other	6,042	6,323
Valuation allowance	(14,955)	(21,696)
	411	1,762
Liabilities
Investment in film and television obligations	—	(25)
Other	(411)	(395)
Net Canada	—	1,342

UNITED KINGDOM
Assets
Net operating losses	$1,313	$3,818
Property and equipment	86	70
Interest Payable	—	846
Other	111	11
Valuation Allowance	(647)	(3,655)
	863	1,090
Liabilities
Investment in film and television obligations	(863)	(1,090)
Net United Kingdom	—	—

UNITED STATES
Assets
Net operating losses	$67,421	$64,454
Accounts payable	20,077	15,121
Other assets	51,270	54,010
Reserves	52,111	58,965
Valuation allowance	(133,604)	(117,149)
	57,275	75,401
Liabilities
Investment in film and television obligations	(9,012)	(12,972)
Accounts receivable	—	(444)
Subordinated notes	(11,638)	(16,255)
Other	(41,605)	(49,409)
Net United States	(4,980)	(3,679)

AUSTRALIA
Assets
Net operating losses	$—	$—
Property and equipment	1	1
Other	1	1
Valuation allowance	(2)	(2)

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	—	—
Liabilities	—	—
Net Australia	—	—

TOTAL	$(4,980)	$(2,337)
Due to the uncertainty surrounding the timing of realizing the benefits of its deferred tax assets in future tax returns, the Company has recorded a valuation allowance against its deferred tax assets, net of deferred tax liabilities, with the exception of deferred tax liabilities related to tax deductible goodwill. The deferred tax liabilities associated with tax deductible goodwill cannot be considered a source of taxable income to support the realization of deferred tax assets, because these deferred tax liabilities will not reverse until some indefinite future period. The total change in the valuation allowance was $6.7 million and $16.2 million for fiscal 2012 and fiscal 2011, respectively. The Company has recorded a deferred tax liability as of March 31, 2012 and 2011 of $5.0 million and $3.7 million, respectively, for tax deductible goodwill arising from the Mandate Pictures, TV Guide Network and Summit acquisitions.
At March 31, 2012, the Company had U.S. net operating loss carryforwards of approximately $187.8 million available to reduce future federal income taxes which expire beginning in 2019 through 2029. At March 31, 2012, the Company had state net operating loss carryforwards of approximately $170.4 million available to reduce future state income taxes which expire in varying amounts beginning 2014. At March 31, 2012, the Company had Canadian loss carryforwards of $28.4 million which will expire beginning in 2014 through 2030, and $8.6 million of UK loss carryforwards available indefinitely to reduce future income taxes. The Company expects the future utilization of the Company’s U.S. NOLs to offset future taxable income will be subject to an annual limitation as a result of ownership changes that have occurred previously or that could occur in the future.
An excess tax benefit occurs when the actual tax benefit realized upon an employee’s disposition of a share-based award exceeds the deferred tax asset, if any, associated with the award. The Company recognizes excess tax benefits associated with the exercise of stock options and vesting of restricted share units directly to stockholders’ equity only when realized. Accordingly, deferred tax assets are not recognized for net operating loss carryforwards resulting from excess tax benefits occurring from April 1, 2006 onward. At March 31, 2012, deferred tax assets do not include $31.1 million of loss carryovers from stock-based compensation.
U.S. income taxes were not provided on undistributed earnings from Australian and UK subsidiaries. Those earnings are considered to be permanently reinvested in accordance with accounting guidance.
The following table summarizes the changes to the gross unrecognized tax benefits for the years ended March 31, 2012, 2011, and 2010:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amounts in millions)
Gross unrecognized tax benefits at April 1, 2009	$—
Increases in tax positions for prior years	—
Decreases in tax positions for prior years	—
Increases in tax positions for current year	0.4
Settlements	—
Lapse in statute of limitations	—

Gross unrecognized tax benefits at March 31, 2010	0.4
Increases in tax positions for prior years	—
Decreases in tax positions for prior years	(0.1)
Increases in tax positions for current year	—
Settlements	—
Lapse in statute of limitations	—

Gross unrecognized tax benefits at March 31, 2011	0.3
Increases in tax positions for prior years	—
Decreases in tax positions for prior years	—
Increases in tax positions for current year	—
Settlements	—
Lapse in statute of limitations	—

Gross unrecognized tax benefits at March 31, 2012	$0.3

For the years ended March 31, 2012 and 2011, interest and penalties were not significant. The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. With a few exceptions, the Company is subject to income tax examination by U.S. and state tax authorities for the fiscal years ended March 31, 2008 and forward. However, to the extent allowed by law, the taxing authorities may have the right to examine prior periods where net operating losses (“NOLs”) were generated and carried forward, and make adjustments up to the amount of the NOLs. The Company’s fiscal years ended March 31, 2008 and forward are subject to examination by the UK tax authorities. The Company’s fiscal years ended March 31, 2007 and forward are subject to examination by the Canadian tax authorities. The Company’s fiscal years ended March 31, 2008 and forward are subject to examination by the Australian tax authorities. Currently, audits are occurring in various state and local tax jurisdictions.
18. Government Assistance
Tax credits earned for film and television production activity for the year ended March 31, 2012 totaled $96.5 million (2011 — $57.8 million; 2010 — $51.7 million) and are recorded as a reduction of the cost of the related film and television program. Accounts receivable at March 31, 2012 includes $119.4 million with respect to tax credits receivable (2011 — $79.6 million).
The Company is subject to routine inquiries and review by regulatory authorities of its various incentive claims which have been received or are receivable. Adjustments of claims, if any, as a result of such inquiries or reviews, will be recorded at the time of such determination.
19. Segment Information
Accounting guidance requires the Company to make certain disclosures about each reportable segment. The Company’s reportable segments are determined based on the distinct nature of their operations and each segment is a strategic business unit that offers different products and services and is managed separately. The Company has two reportable business segments as of March 31, 2012: Motion Pictures and Television Production.
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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segmented information by business unit is as follows:

	Year Ended	Year Ended	Year Ended
	March 31, 2012	March 31, 2011	March 31, 2010
	(Amounts in thousands)
Segment revenues
Motion Pictures	$1,190,289	$1,229,493	$1,119,355
Television Production	397,290	353,227	350,876
Media Networks	—	—	19,275
	$1,587,579	$1,582,720	$1,489,506
Direct operating expenses
Motion Pictures	$604,340	$525,919	$491,603
Television Production	304,062	269,827	278,943
Media Networks	—	—	7,423
	$908,402	$795,746	$777,969
Distribution and marketing
Motion Pictures	$454,955	$511,795	$471,606
Television Production	28,558	35,431	32,527
Media Networks	—	—	2,008
	$483,513	$547,226	$506,141
Segment contribution before general and administration expenses
Motion Pictures	$130,994	$191,779	$156,146
Television Production	64,670	47,969	39,406
Media Networks	—	—	9,844
	$195,664	$239,748	$205,396
General and administration
Motion Pictures	$55,473	$48,413	$47,251
Television Production	10,888	11,470	9,699
Media Networks	—	—	6,194
	$66,361	$59,883	$63,144
Segment profit
Motion Pictures	$75,521	$143,366	$108,895
Television Production	53,782	36,499	29,707
Media Networks	—	—	3,650
	$129,303	$179,865	$142,252
Acquisition of investment in films and television programs
Motion Pictures	$481,234	$313,579	$287,991
Television Production	209,070	173,812	176,725
Media Networks	—	—	6,371
	$690,304	$487,391	$471,087

Segment contribution before general and administration expenses is defined as segment revenue less segment direct operating and distribution and marketing expenses.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment profit is defined as segment revenue less segment direct operating, distribution and marketing, and general and administration expenses. The reconciliation of total segment profit to the Company’s income (loss) before income taxes is as follows:

	Year Ended	Year Ended	Year Ended
	March 31, 2012	March 31, 2011	March 31, 2010
		As adjusted	As adjusted
	(Amounts in thousands)
Company’s total segment profit	$129,303	$179,865	$142,252
Less:
Shared services and corporate expenses (1)	(102,503)	(111,524)	(79,916)
Depreciation and amortization	(4,276)	(5,811)	(12,455)
Interest expense	(78,111)	(55,180)	(47,162)
Interest and other income	2,752	1,742	1,547
Gain on sale of asset disposal group	10,967	—	—
Gain (loss) on extinguishment of debt	(967)	(14,505)	5,675
Equity interests income (loss)	8,412	(20,712)	(38,995)
Loss before income taxes	$(34,423)	$(26,125)	$(29,054)

(1)
Includes share-based compensation expense of $25.0 million, $32.5 million, and $18.8 million for the years ended March 31, 2012, 2011 and 2010, respectively. During the year ended March 31, 2011 the Company incurred $21.9 million of share-based compensation expense associated with the immediate vesting of equity awards of certain executive officers triggered by the “change in control” provisions in their respective employment agreements. The year ended March 31, 2012 includes a benefit of $1.7 million associated with a shareholder activist matter, compared to charges of $22.9 million and $5.8 million for the years ended March 31, 2011 and 2010, respectively. The benefit associated with a shareholder activist matter in the year ended March 31, 2012 includes a $3.9 million benefit, recorded in the quarter ended June 30, 2011, related to a negotiated settlement with a vendor of costs incurred and recorded in the prior fiscal year, and insurance recoveries of related litigation offset by other costs. The year ended March 31, 2012 also includes severance and transaction costs related to the acquisition of Summit of $12.0 million.

The following table sets forth significant assets as broken down by segment and other unallocated assets as of March 31, 2012 and March 31, 2011:

	March 31, 2012			March 31, 2011
	Motion Pictures	Television Production	Total	Motion Pictures	Television Production	Total
	(Amounts in thousands)
Significant assets by segment
Accounts receivable	$577,463	$207,067	$784,530	$167,093	$163,531	$330,624
Investment in films and television programs, net	1,202,692	126,361	1,329,053	503,065	104,692	607,757
Goodwill	297,672	28,961	326,633	210,293	28,961	239,254
	$2,077,827	$362,389	$2,440,216	$880,451	$297,184	$1,177,635
Other unallocated assets (primarily cash, other assets, and equity method investments)			347,779			391,518
Total assets			$2,787,995			$1,569,153

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Purchases of property and equipment amounted to $1.9 million, $2.8 million and $3.7 million for the years ended March 31, 2012, 2011, and 2010, respectively, all primarily pertaining to purchases for the Company’s corporate headquarters.
Revenue by geographic location, based on the location of the customers, with no other foreign country individually comprising greater than 10% of total revenue, is as follows:

	Year Ended	Year Ended	Year Ended
	March 31, 2012	March 31, 2011	March 31, 2010
	(Amounts in thousands)
Canada	$17,207	$86,955	$71,402
United States	1,270,226	1,223,454	1,171,336
Other foreign	300,146	272,311	246,768
	$1,587,579	$1,582,720	$1,489,506
Assets by geographic location are as follows:

	March 31, 2012	March 31, 2011
	(Amounts in thousands)
Canada	$17,306	$75,005
United States	2,635,023	1,393,382
United Kingdom	133,053	96,257
Australia	2,613	4,509
	$2,787,995	$1,569,153

Total amount of revenue from one retail customer representing greater than 10% of consolidated revenues for the year ended March 31, 2012 was $194.8 million (2011 — $197.2 million; 2010 — $191.9 million). Accounts receivable due from this retail customer was approximately 14% of consolidated gross accounts receivable at March 31, 2012, representing a total amount of gross accounts receivable due from this customer of approximately $126.7 million.

At March 31, 2011, accounts receivable due from this retail customer was approximately 12% of consolidated gross accounts receivable, representing a total amount of gross accounts receivable due from this customer of approximately $55.2 million.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20. Commitments and Contingencies
The following table sets forth our future annual repayment of contractual commitments as of March 31, 2012:

	Year Ended March 31,
	2013	2014	2015	2016	2017	Thereafter	Total
	(Amounts in thousands)
Contractual commitments by expected repayment date
Distribution and marketing commitments (1)	$122,140	$52,000	$—	$—	$—	$—	$174,140
Minimum guarantee commitments (2)	164,392	38,161	250	250	—	—	203,053
Production loan commitments (2)	93,290	—	—	—	—	—	93,290
Cash interest payments on subordinated notes and other financing obligations	5,120	5,074	5,074	1,800	1,800	—	18,868
Cash interest payments on senior secured second priority notes	44,690	44,690	44,690	44,690	44,690	—	223,450
Operating lease commitments	11,470	10,485	8,423	3,499	—	—	33,877
Other contractual obligations	140	—	—	—	—	—	140
Employment and consulting contracts	47,854	26,446	11,258	2,622	—	—	88,180
Total future commitments under contractual obligations (3)	$489,096	$176,856	$69,695	$52,861	$46,490	$—	$834,998
____________________________

(1)
Distribution and marketing commitments represent contractual commitments for future expenditures associated with distribution and marketing of films which we will distribute. The payment dates of these amounts are primarily based on the anticipated release date of the film.

(2)
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

(3)	Excludes the interest payments on the senior revolving credit facility and Term Loan as future amounts are not fixed or determinable due to fluctuating balances and interest rates.
Operating Leases. The Company has operating leases for offices and equipment. The Company incurred rental expense of $8.3 million during the year ended March 31, 2012 (2011— $8.6 million; 2010 — $9.7 million). The Company earned sublease income of $0.7 million during the year ended March 31, 2012 (2011 — $0.7 million; 2010 — $0.7 million).
Contingencies. From time to time, the Company is involved in certain claims and legal proceedings arising in the normal course of business. While the resolution of these matters cannot be predicted with certainty, the Company does not believe, based on current knowledge, that the outcome of any currently pending claims or legal proceedings in which the Company is currently involved will have a material adverse effect on the Company’s financial statements.
Other Commitments. Pursuant to the September 2007 acquisition of Mandate Pictures, LLC, the the Company has an earn-out commitment if certain performance levels are achieved on certain films and derivative works. As of March 31, 2012, the total earnings and fees from identified projects in process are not projected to reach the performance levels requiring further payment. However, as additional projects are identified in the future and current projects are released in the market place, the total projected earnings and fees from these projects could increase causing additional payments to the sellers to become payable.
21. Financial Instruments
(a) Credit Risk
Concentration of credit risk with the Company’s customers is limited due to the Company’s customer base and the diversity of its sales throughout the world. The Company performs ongoing credit evaluations and maintains a provision for potential credit losses. The Company generally does not require collateral for its trade accounts receivable. Accounts receivable include amounts receivable from governmental agencies in connection with government assistance for productions as well as amounts due from customers. Amounts receivable from governmental agencies amounted to 15.2% of accounts receivable, net at March 31, 2012 (2011 — 22.0%).

(b) Forward Contracts
The Company enters into forward foreign exchange contracts to hedge its foreign currency exposures on future production expenses denominated in various foreign currencies. As of March 31, 2012, we had outstanding forward foreign exchange contracts to sell British Pound Sterling £10.7 million in exchange for US$16.9 million over a period of six months at a weighted average exchange rate of one British Pound Sterling equals US$1.58. Changes in the fair value representing a net unrealized fair value loss on foreign exchange contracts that qualified as effective hedge contracts outstanding during the year ended March 31, 2012 amounted to less than $0.1 million and are included in accumulated other comprehensive loss, a separate component of shareholders’ equity. These contracts are entered into with a major financial institution as counterparty. We are exposed to credit loss in the event of nonperformance by the counterparty, which is limited to the cost of replacing the contracts, at current market rates. We do not require collateral or other security to support these contracts.
22. Supplementary Cash Flow Statement Information
(a) Interest paid during the fiscal year ended March 31, 2012 amounted to $52.1 million (2011 — $38.8 million; 2010 — $18.1 million).
(b) Income taxes paid during the fiscal year ended March 31, 2012 amounted to $3.6 million (2011 — $4.3 million; 2010 — $1.1 million).

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

23. Quarterly Financial Data (Unaudited)
Certain quarterly information is presented below. Due to the elimination of the lag in reporting EPIX's results at March 31, 2012, prior quarter amounts reported for net income (loss), and basic and diluted income (loss) per share have been adjusted as shown below (see Note 7):

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	As Previously Reported	As Adjusted	As Previously Reported	As Adjusted	As Previously Reported	As Adjusted
	(Amounts in thousands, except per share amounts)
2012
Revenues	$261,259	$261,259	$358,081	$358,081	$323,026	$323,026	$645,213
Direct operating expenses	$139,358	$139,358	$206,344	$206,344	$201,957	$201,957	$360,743
Net income (loss)	$12,248	$10,334	$(24,565)	$(25,306)	$(1,735)	$(1,400)	$(22,746)
Basic income (loss) per share	$0.09	$0.08	$(0.18)	$(0.19)	$(0.01)	$(0.01)	$(0.17)
Diluted income (loss) per share	$0.09	$0.08	$(0.18)	$(0.19)	$(0.01)	$(0.01)	$(0.17)

	First Quarter (1)		Second Quarter		Third Quarter		Fourth Quarter
	As Previously Reported	As Adjusted	As Previously Reported	As Adjusted	As Previously Reported	As Adjusted	As Previously Reported	As Adjusted
	(Amounts in thousands, except per share amounts)
2011
Revenues	$326,584	$326,584	$456,316	$456,316	$422,905	$422,905	$376,915	$376,915
Direct operating expenses	$157,581	$157,581	$238,208	$238,208	$204,691	$204,691	$195,266	$195,266
Net income (loss)	$(64,068)	$(65,420)	$(29,659)	$(22,841)	$(6,017)	9,222	$46,145	$48,658
Basic income (loss) per share	$(0.54)	$(0.55)	$(0.22)	$(0.17)	$(0.04)	0.07	$0.34	$0.36
Diluted income (loss) per share	$(0.54)	$(0.55)	$(0.22)	$(0.17)	$(0.04)	0.07	$0.33	$0.34
______________________________

(1)
During the first quarter of fiscal 2011, the Company incurred $21.9 million of share-based compensation expense associated with the immediate vesting of equity awards of certain executive officers triggered by the “change in control” provisions in their respective employment agreements. As a result of the accelerated $21.9 million of share-based compensation expense, the second, third and fourth quarters of fiscal 2011 do not include $3.0 million, $2.1 million and $1.9 million of stock-based compensation expense that otherwise would have been recorded, respectively.

24. Consolidating Financial Information — Convertible Senior Subordinated Notes

The October 2004 2.9375% Notes, the February 2005 3.625% Notes, the April 2009 3.625% Notes, and the January 2012 4.00% by their terms, are fully and unconditionally guaranteed by the Company.

The following tables present condensed consolidating financial information as of March 31, 2012 and March 31, 2011, and for the years ended March 31, 2012, 2011 and 2010 for (1) the Company, on a stand-alone basis, (2) LGEI, on a stand-alone basis, (3) the non-guarantor subsidiaries of the Company (including the subsidiaries of LGEI), on a combined basis (collectively, the “Non-guarantor Subsidiaries”) and (4) the Company, on a consolidated basis.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of
	March 31, 2012
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	Lions Gate Consolidated
	(Amounts in thousands)
BALANCE SHEET
Assets
Cash and cash equivalents	$561	$477	$63,260	$—	$64,298
Restricted cash	—	7,169	4,767	—	11,936
Accounts receivable, net	498	11,046	772,986	—	784,530
Investment in films and television programs, net	2	6,391	1,325,337	(2,677)	1,329,053
Property and equipment, net	—	7,236	2,536	—	9,772
Equity method investments	—	11,598	160,481	(817)	171,262
Goodwill	10,173	—	316,460	—	326,633
Other assets	49,198	48,923	41,390	(49,000)	90,511
Subsidiary investments and advances	30,136	98,990	(311,142)	182,016	—
	$90,568	$191,830	$2,376,075	$129,522	$2,787,995
Liabilities and Shareholders’ Equity (Deficiency)
Senior revolving credit facility	$—	$99,750	$—	$—	$99,750
Senior secured second-priority notes	—	431,510	—	—	431,510
Term loan	—		477,514	—	477,514
Accounts payable and accrued liabilities	520	88,065	282,438	69	371,092
Participations and residuals	189	3,411	416,227	498	420,325
Film obligations and production loans	74	—	561,076	—	561,150
Convertible senior subordinated notes and other financing obligations	—	104,498	52,778	(49,000)	108,276
Deferred revenue	—	17,798	210,795	—	228,593
Shareholders’ equity (deficiency)	89,785	(553,202)	375,247	177,955	89,785
	$90,568	$191,830	$2,376,075	$129,522	$2,787,995

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended
	March 31, 2012
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	Lions Gate Consolidated
		(Amounts in thousands)
STATEMENT OF OPERATIONS
Revenues	$—	$27,836	$1,584,132	$(24,389)	$1,587,579
EXPENSES:
Direct operating	448	(317)	912,953	(4,682)	908,402
Distribution and marketing	(1)	(49)	483,665	(102)	483,513
General and administration	5,965	87,061	76,143	(305)	168,864
Gain on sale of asset disposal group	(10,967)	—	—	—	(10,967)
Depreciation and amortization	—	2,784	1,492	—	4,276
Total expenses	(4,555)	89,479	1,474,253	(5,089)	1,554,088
OPERATING INCOME (LOSS)	4,555	(61,643)	109,879	(19,300)	33,491
Other expenses (income):
Interest expense	—	64,020	14,977	(886)	78,111
Interest and other income	(77)	(2,827)	(734)	886	(2,752)
Loss on extinguishment of debt	—	967	—	—	967
Total other expenses (income)	(77)	62,160	14,243	—	76,326
INCOME (LOSS) BEFORE EQUITY INTERESTS AND INCOME TAXES	4,632	(123,803)	95,636	(19,300)	(42,835)
Equity interests income (loss)	(43,827)	79,880	15,946	(43,587)	8,412
INCOME (LOSS) BEFORE INCOME TAXES	(39,195)	(43,923)	111,582	(62,887)	(34,423)
Income tax provision (benefit)	(77)	1,648	3,124	—	4,695
NET INCOME (LOSS)	$(39,118)	$(45,571)	$108,458	$(62,887)	$(39,118)

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended
	March 31, 2012
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	Lions Gate Consolidated
	(Amounts in thousands)
STATEMENT OF CASH FLOWS
NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	$69,612	$(220,619)	$(12,461)	$—	$(163,468)
INVESTING ACTIVITIES:
Purchase of Summit, net of unrestricted cash acquired of $315,932 (see Note 15)	—	—	(553,732)	—	(553,732)
Proceeds from the sale of asset disposal group, net of transaction costs and cash disposed of $3,943 (see Note 15)	9,119	—	—	—	9,119
Investment in equity method investees	(1,030)	—	—	—	(1,030)
Increase in loans receivable	—	(4,671)	—	—	(4,671)
Purchases of property and equipment	—	(1,728)	(157)	—	(1,885)
NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	8,089	(6,399)	(553,889)	—	(552,199)
FINANCING ACTIVITIES:
Exercise of stock options	3,520	—	—	—	3,520
Tax withholding requirements on equity awards	(4,320)	—	—	—	(4,320)
Repurchase of common shares	(77,088)	—	—	—	(77,088)
Borrowings under senior revolving credit facility	—	390,650	—	—	390,650
Repayments of borrowings under senior revolving credit facility	—	(360,650)	—	—	(360,650)
Borrowings under individual production loans	—	—	276,886	—	276,886
Repayment of individual production loans	—	—	(207,912)	—	(207,912)
Production loan borrowings under film credit facility	—	—	54,325	—	54,325
Production loan repayments under film credit facility	—	—	(30,813)	—	(30,813)
Change in restricted cash collateral associated with financing activities	—	—	—	—	—
Proceeds from Term Loan associated with the acquisition of Summit, net of debt discount of $7,500 and deferred financing costs of $16,350	—	—	476,150	—	476,150
Repayments of borrowings under Term Loan associated with the acquisition of Summit	—	—	(15,066)	—	(15,066)
Proceeds from sale of senior secured second-priority notes, net of deferred financing costs	—	201,955	—	—	201,955
Repurchase of senior secured second-priority notes	—	(9,852)	—	—	(9,852)
Proceeds from the issuance of convertible senior subordinated notes	—	45,000	—	—	45,000
Repurchase of convertible senior subordinated notes	—	(46,059)	—	—	(46,059)
NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	(77,888)	221,044	553,570	—	696,726
NET CHANGE IN CASH AND CASH EQUIVALENTS	(187)	(5,974)	(12,780)	—	(18,941)
FOREIGN EXCHANGE EFFECTS ON CASH	(47)	—	(3,133)	—	(3,180)
CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	795	6,451	79,173	—	86,419
CASH AND CASH EQUIVALENTS — END OF PERIOD	$561	$477	$63,260	$—	$64,298

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of
	March 31, 2011
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	Lions Gate Consolidated
	(Amounts in thousands)
BALANCE SHEET
Assets
Cash and cash equivalents	$795	$6,451	$79,173	$—	$86,419
Restricted cash	13,992	29,466	—	—	43,458
Accounts receivable, net	494	4,237	325,893	—	330,624
Investment in films and television programs, net	12	6,391	603,264	(1,910)	607,757
Property and equipment, net	—	8,292	797	—	9,089
Equity method investments	1,123	17,052	143,719	—	161,894
Goodwill	10,173	—	229,081	—	239,254
Other assets	458	34,214	11,650	—	46,322
Assets held for sale	—	—	44,336	—	44,336
Subsidiary investments and advances	113,989	(171,895)	(229,913)	287,819	—
	$141,036	$(65,792)	$1,208,000	$285,909	$1,569,153
Liabilities and Shareholders’ Equity (Deficiency)
Senior revolving credit facility	$—	$69,750	$—	$—	$69,750
Senior secured second-priority notes	—	226,331	—	—	226,331
Accounts payable and accrued liabilities	1,910	52,035	177,031	13	230,989
Participations and residuals	195	11,093	286,290	(96)	297,482
Film obligations and production loans	76	—	326,364	—	326,440
Convertible senior subordinated notes and other financing obligations	—	107,255	3,718	—	110,973
Deferred revenue	—	134	150,803	—	150,937
Liabilities held for sale	—	—	17,396	—	17,396
Shareholders’ equity (deficiency)	138,855	(532,390)	246,398	285,992	138,855
	$141,036	$(65,792)	$1,208,000	$285,909	$1,569,153

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended
	March 31, 2011
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	Lions Gate Consolidated
	(Amounts in thousands)
STATEMENT OF OPERATIONS
Revenues	$—	$25,399	$1,595,659	$(38,338)	$1,582,720
EXPENSES:
Direct operating	—	1,534	830,743	(36,531)	795,746
Distribution and marketing	—	522	546,747	(43)	547,226
General and administration	3,098	108,160	60,498	(349)	171,407
Depreciation and amortization	—	3,694	2,117	—	5,811
Total expenses	3,098	113,910	1,440,105	(36,923)	1,520,190
OPERATING INCOME (LOSS)	(3,098)	(88,511)	155,554	(1,415)	62,530
Other expenses (income):
Interest expense	—	51,132	4,819	(771)	55,180
Interest and other income	(172)	(1,731)	(610)	771	(1,742)
Loss on extinguishment of debt	—	14,505	—	—	14,505
Total other expenses (income)	(172)	63,906	4,209	—	67,943
INCOME (LOSS) BEFORE EQUITY INTERESTS AND INCOME TAXES	(2,926)	(152,417)	151,345	(1,415)	(5,413)
Equity interests income (loss)	(27,455)	70,576	(17,303)	(46,530)	(20,712)
INCOME (LOSS) BEFORE INCOME TAXES	(30,381)	(81,841)	134,042	(47,945)	(26,125)
Income tax provision	—	3,032	1,224	—	4,256
NET INCOME (LOSS)	$(30,381)	$(84,873)	$132,818	$(47,945)	$(30,381)

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended
	March 31, 2011
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	Lions Gate Consolidated
	(Amounts in thousands)
STATEMENT OF CASH FLOWS
NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	$15,420	$(54,654)	$81,561	$—	$42,327
INVESTING ACTIVITIES:
Purchases of restricted investments	—	(13,993)	—	—	(13,993)
Proceeds from the sale of restricted investments	—	20,989	—	—	20,989
Buy-out of the earn-out associated with the acquisition of Debmar-Mercury, LLC	—	—	(15,000)	—	(15,000)
Investment in equity method investees	(2,000)	—	(22,677)	—	(24,677)
Increase in loans receivable	—	(1,042)	—	—	(1,042)
Repayment of loans receivable	—	—	8,113	—	8,113
Purchases of property and equipment	—	(658)	(2,098)	—	(2,756)
NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	(2,000)	5,296	(31,662)	—	(28,366)
FINANCING ACTIVITIES:
Tax withholding requirements on equity awards	(13,476)	—	—	—	(13,476)
Borrowings under senior revolving credit facility	—	525,250	—	—	525,250
Repayments of borrowings under senior revolving credit facility	—	(472,500)	—	—	(472,500)
Borrowings under individual production loans	—	—	118,589	—	118,589
Repayment of individual production loans	—	—	(147,102)	—	(147,102)
Production loan borrowings under film credit facility	—	—	19,456	—	19,456
Production loan repayments under film credit facility	—	—	(34,762)	—	(34,762)
Change in restricted cash collateral associated with financing activities	—	—	3,087	—	3,087
NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	(13,476)	52,750	(40,732)	—	(1,458)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(56)	3,392	9,167	—	12,503
FOREIGN EXCHANGE EFFECTS ON CASH	37	—	4,637	—	4,674
CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	814	3,059	65,369	—	69,242
CASH AND CASH EQUIVALENTS — END OF PERIOD	$795	$6,451	$79,173	$—	$86,419

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended
	March 31, 2010
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	Lions Gate Consolidated
	(Amounts in thousands)
STATEMENT OF OPERATIONS
Revenues	$—	$32,219	$1,490,667	$(33,380)	$1,489,506
EXPENSES:
Direct operating	—	458	806,301	(28,790)	777,969
Distribution and marketing	—	7,475	498,708	(42)	506,141
General and administration	7,070	72,705	63,543	(258)	143,060
Depreciation and amortization	—	4,832	7,623	—	12,455
Total expenses	7,070	85,470	1,376,175	(29,090)	1,439,625
OPERATING INCOME (LOSS)	(7,070)	(53,251)	114,492	(4,290)	49,881
Other expenses (income):
Interest expense	—	45,165	2,808	(811)	47,162
Interest and other income	(130)	(12,050)	(677)	11,310	(1,547)
Gain on extinguishment of debt	—	(5,675)	—	—	(5,675)
Total other expenses (income)	(130)	27,440	2,131	10,499	39,940
INCOME (LOSS) BEFORE EQUITY INTERESTS AND INCOME TAXES	(6,940)	(80,691)	112,361	(14,789)	9,941
Equity interests income (loss)	(23,307)	49,090	(57,211)	(7,567)	(38,995)
INCOME (LOSS) BEFORE INCOME TAXES	(30,247)	(31,601)	55,150	(22,356)	(29,054)
Income tax provision	25	225	968	—	1,218
NET INCOME (LOSS)	$(30,272)	$(31,826)	$54,182	$(22,356)	$(30,272)

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

25. Consolidating Financial Information — Senior Secured Second-Priority Notes
In October 2009, the Company issued $236.0 million aggregate principal amount of the Senior Notes, and in May 2011, the Company issued an additional $200.0 million aggregate principal amount of the Senior Notes, in a private offering conducted pursuant to Rule 144A and Regulation S under the Securities Act through LGEI.
The Company has agreed to make available to the trustee and the holders of the Senior Notes the following tables which present condensed consolidating financial information as of March 31, 2012 and March 31, 2011, and for the years ended March 31, 2012, 2011 and 2010 for (1) the Company, on a stand-alone basis, (2) LGEI, on a stand-alone basis, (3) the guarantor subsidiaries of the Company (including the subsidiaries of LGEI), on a combined basis (4) the non-guarantor subsidiaries of the Company (including the subsidiaries of LGEI), on a combined basis and (5) the Company, on a consolidated basis.

	As of
	March 31, 2012
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.
			Other Subsidiaries		Consolidating Adjustments	Lions Gate Consolidated
			Guarantors	Non-guarantors
	(Amounts in thousands)
BALANCE SHEET
Assets
Cash and cash equivalents	$561	$477	$1,525	$61,735	$—	$64,298
Restricted cash	—	7,169	—	4,767	—	11,936
Accounts receivable, net	498	11,046	482,003	290,983	—	784,530
Investment in films and television programs, net	2	6,391	710,459	612,548	(347)	1,329,053
Property and equipment, net	—	7,236	121	2,415	—	9,772
Equity method investments	—	11,598	52,889	108,255	(1,480)	171,262
Goodwill	10,173	—	192,830	123,630	—	326,633
Other assets	49,198	48,923	6,414	34,976	(49,000)	90,511
Subsidiary investments and advances	30,136	98,990	(7,532)	(310,562)	188,968	—
	$90,568	$191,830	$1,438,709	$928,747	$138,141	$2,787,995
Liabilities and Shareholders’ Equity (Deficiency)
Senior revolving credit facility	$—	$99,750	$—	$—	$—	$99,750
Senior secured second-priority notes	—	431,510	—	—	—	431,510
Term loan	—	—	—	477,514	—	477,514
Accounts payable and accrued liabilities	520	88,065	202,535	79,903	69	371,092
Participations and residuals	189	3,411	272,780	144,037	(92)	420,325
Film obligations and production loans	74	—	481,359	79,717	—	561,150
Convertible senior subordinated notes and other financing obligations	—	104,498	3,718	49,060	(49,000)	108,276
Deferred revenue	—	17,798	166,292	44,503	—	228,593
Shareholders’ equity (deficiency)	89,785	(553,202)	312,025	54,013	187,164	89,785
	$90,568	$191,830	$1,438,709	$928,747	$138,141	$2,787,995

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended
	March 31, 2012
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.
			Other Subsidiaries		Consolidating Adjustments	Lions Gate Consolidated
			Guarantors	Non-guarantors
	(Amounts in thousands)
STATEMENT OF OPERATIONS
Revenues	$—	$27,836	$1,308,092	$326,980	$(75,329)	$1,587,579
EXPENSES:
Direct operating	448	(317)	748,030	218,781	(58,540)	908,402
Distribution and marketing	(1)	(49)	399,484	84,181	(102)	483,513
General and administration	5,965	87,061	54,131	22,012	(305)	168,864
Gain on sale of asset disposal group	(10,967)	—	—	—	—	(10,967)
Depreciation and amortization	—	2,784	225	1,267	—	4,276
Total expenses	(4,555)	89,479	1,201,870	326,241	(58,947)	1,554,088
OPERATING INCOME (LOSS)	4,555	(61,643)	106,222	739	(16,382)	33,491
Other expenses (income):
Interest expense	—	64,020	5,925	9,052	(886)	78,111
Interest and other income	(77)	(2,827)	(449)	(285)	886	(2,752)
Loss on extinguishment of debt	—	967	—	—	—	967
Total other expenses (income)	(77)	62,160	5,476	8,767	—	76,326
INCOME (LOSS) BEFORE EQUITY INTERESTS AND INCOME TAXES	4,632	(123,803)	100,746	(8,028)	(16,382)	(42,835)
Equity interests income (loss)	(43,827)	79,880	24,177	(9,259)	(42,559)	8,412
INCOME (LOSS) BEFORE INCOME TAXES	(39,195)	(43,923)	124,923	(17,287)	(58,941)	(34,423)
Income tax provision (benefit)	(77)	1,648	1,442	1,682	—	4,695
NET INCOME (LOSS)	$(39,118)	$(45,571)	$123,481	$(18,969)	$(58,941)	$(39,118)

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended
	March 31, 2012
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.
			Other Subsidiaries		Consolidating Adjustments	Lions Gate Consolidated
			Guarantors	Non-guarantors
	(Amounts in thousands)
STATEMENT OF CASH FLOWS
NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	$69,612	$(220,619)	$(70,245)	$57,784	$—	$(163,468)
INVESTING ACTIVITIES:
Purchase of Summit, net of unrestricted cash acquired of $315,932 (see Note 15)	—	—	(18,414)	(535,318)	—	(553,732)
Proceeds from the sale of asset disposal group, net of transaction costs and cash disposed of $3,943 (see Note 15)	9,119	—	—	—	—	9,119
Investment in equity method investees	(1,030)	—	—	—	—	(1,030)
Increase in loans receivable	—	(4,671)	—	—	—	(4,671)
Purchases of property and equipment	—	(1,728)	(157)	—	—	(1,885)
NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	8,089	(6,399)	(18,571)	(535,318)	—	(552,199)
FINANCING ACTIVITIES:
Exercise of stock options	3,520	—	—		—	3,520
Tax withholding requirements on equity awards	(4,320)	—	—	—	—	(4,320)
Repurchase of common shares	(77,088)					(77,088)
Borrowings under senior revolving credit facility	—	390,650	—	—	—	390,650
Repayments of borrowings under senior revolving credit facility	—	(360,650)	—	—	—	(360,650)
Borrowings under individual production loans	—	—	272,970	3,916	—	276,886
Repayment of individual production loans	—	—	(205,251)	(2,661)	—	(207,912)
Production loan borrowings under film credit facility	—	—	54,325	—	—	54,325
Production loan repayments under film credit facility	—	—	(30,813)	—	—	(30,813)
Change in restricted cash collateral associated with financing activities	—	—	—	—	—	—
Proceeds from Term Loan, associated with the acquisition of Summit, net of debt discount of $7,500 and deferred financing costs of $16,350	—	—		476,150	—	476,150
Repayments of borrowings under Term Loan associated with the acquisition of Summit	—	—	(1,586)	(13,480)	—	(15,066)
Proceeds from sale of senior secured second-priority notes, net of deferred financing costs	—	201,955	—	—	—	201,955
Repurchase of senior secured second-priority notes	—	(9,852)	—	—	—	(9,852)
Proceeds from the issuance of convertible senior subordinated notes	—	45,000	—	—	—	45,000
Repurchase of convertible senior subordinated notes	—	(46,059)	—	—	—	(46,059)
NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	(77,888)	221,044	89,645	463,925	—	696,726
NET CHANGE IN CASH AND CASH EQUIVALENTS	(187)	(5,974)	829	(13,609)	—	(18,941)
FOREIGN EXCHANGE EFFECTS ON CASH	(47)	—	—	(3,133)	—	(3,180)
CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	795	6,451	696	78,477	—	86,419
CASH AND CASH EQUIVALENTS — END OF PERIOD	$561	$477	$1,525	$61,735	$—	$64,298

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of
	March 31, 2011
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.
			Other Subsidiaries		Consolidating Adjustments	Lions Gate Consolidated
			Guarantors	Non-guarantors
	(Amounts in thousands)
BALANCE SHEET
Assets
Cash and cash equivalents	$795	$6,451	$696	$78,477	$—	$86,419
Restricted cash	13,992	29,466	—	—	—	43,458
Accounts receivable, net	494	4,237	292,860	33,033	—	330,624
Investment in films and television programs, net	12	6,391	513,505	89,137	(1,288)	607,757
Property and equipment, net	—	8,292	189	608	—	9,089
Equity method investments	1,123	17,052	28,714	117,514	(2,509)	161,894
Goodwill	10,173	—	198,883	30,198	—	239,254
Other assets	458	34,214	10,658	992	—	46,322
Assets held for sale	—	—	—	44,336	—	44,336
Subsidiary investments and advances	113,989	(171,895)	(28,053)	(199,205)	285,164	—
	$141,036	$(65,792)	$1,017,452	$195,090	$281,367	$1,569,153
Liabilities and Shareholders’ Equity (Deficiency)
Senior revolving credit facility	$—	$69,750	$—	$—	$—	$69,750
Senior secured second-priority notes	—	226,331	—	—	—	226,331
Accounts payable and accrued liabilities	1,910	52,035	141,715	35,288	41	230,989
Participations and residuals	195	11,093	264,320	21,973	(99)	297,482
Film obligations and production loans	76	—	308,744	17,620	—	326,440
Convertible senior subordinated notes and other financing obligations	—	107,255	3,718	—	—	110,973
Deferred revenue	—	134	123,696	27,107	—	150,937
Liabilities held for sale	—	—	—	17,396	—	17,396
Shareholders’ equity (deficiency)	138,855	(532,390)	175,259	75,706	281,425	138,855
	$141,036	$(65,792)	$1,017,452	$195,090	$281,367	$1,569,153

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended
	March 31, 2011
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.
			Other Subsidiaries		Consolidating Adjustments	Lions Gate Consolidated
			Guarantors	Non-guarantors
			(Amounts in thousands)
STATEMENT OF OPERATIONS
Revenues	$—	$25,399	$1,427,122	$190,214	$(60,015)	$1,582,720
EXPENSES:
Direct operating	—	1,534	769,468	84,020	(59,276)	795,746
Distribution and marketing	—	522	462,254	84,493	(43)	547,226
General and administration	3,098	108,160	45,532	14,963	(346)	171,407
Depreciation and amortization	—	3,694	1,373	744	—	5,811
Total expenses	3,098	113,910	1,278,627	184,220	(59,665)	1,520,190
OPERATING INCOME (LOSS)	(3,098)	(88,511)	148,495	5,994	(350)	62,530
Other expenses (income):
Interest expense	—	51,132	3,968	851	(771)	55,180
Interest and other income	(172)	(1,731)	(444)	(166)	771	(1,742)
Loss on extinguishment of debt	—	14,505	—	—	—	14,505
Total other expenses (income)	(172)	63,906	3,524	685	—	67,943
INCOME (LOSS) BEFORE EQUITY INTERESTS AND INCOME TAXES	(2,926)	(152,417)	144,971	5,309	(350)	(5,413)
Equity interests income (loss)	(27,455)	70,576	(14,367)	(427)	(49,039)	(20,712)
INCOME (LOSS) BEFORE INCOME TAXES	(30,381)	(81,841)	130,604	4,882	(49,389)	(26,125)
Income tax provision (benefit)	—	3,032	1,530	(306)	—	4,256
NET INCOME (LOSS)	$(30,381)	$(84,873)	$129,074	$5,188	$(49,389)	$(30,381)

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended
	March 31, 2011
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.
			Other Subsidiaries		Consolidating Adjustments	Lions Gate Consolidated
			Guarantors	Non-guarantors
			(Amounts in thousands)
STATEMENT OF CASH FLOWS
NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	$15,420	$(54,654)	$69,717	$11,844	$—	$42,327
INVESTING ACTIVITIES:
Purchases of restricted investments	—	(13,993)	—	—	—	(13,993)
Proceeds from the sale of restricted investments	—	20,989	—	—	—	20,989
Buy-out of the earn-out associated with the acquisition of Debmar-Mercury, LLC	—	—	(15,000)	—	—	(15,000)
Investment in equity method investees	(2,000)	—	(22,677)	—	—	(24,677)
Increase in loans receivable	—	(1,042)	—	—	—	(1,042)
Repayment of loans receivable	—	—	8,113	—	—	8,113
Purchases of property and equipment	—	(658)	(504)	(1,594)	—	(2,756)
NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	(2,000)	5,296	(30,068)	(1,594)	—	(28,366)
FINANCING ACTIVITIES:
Tax withholding requirements on equity awards	(13,476)	—	—	—	—	(13,476)
Borrowings under senior revolving credit facility	—	525,250	—	—	—	525,250
Repayments of borrowings under senior revolving credit facility	—	(472,500)	—	—	—	(472,500)
Borrowings under individual production loans	—	—	105,194	13,395	—	118,589
Repayment of individual production loans	—	—	(140,080)	(7,022)	—	(147,102)
Production loan borrowings under film credit facility	—	—	19,456	—	—	19,456
Production loan repayments under film credit facility	—	—	(34,762)	—	—	(34,762)
Change in restricted cash collateral associated with financing activities	—	—	3,087	—	—	3,087
NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	(13,476)	52,750	(47,105)	6,373	—	(1,458)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(56)	3,392	(7,456)	16,623	—	12,503
FOREIGN EXCHANGE EFFECTS ON CASH	37	—	—	4,637	—	4,674
CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	814	3,059	8,152	57,217	—	69,242
CASH AND CASH EQUIVALENTS — END OF PERIOD	$795	$6,451	$696	$78,477	$—	$86,419

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended
	March 31, 2010
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.
			Other Subsidiaries		Consolidating Adjustments	Lions Gate Consolidated
			Guarantors	Non-guarantors
			(Amounts in thousands)
STATEMENT OF OPERATIONS
Revenues	$—	$32,219	$1,238,659	$259,654	$(41,026)	$1,489,506
EXPENSES:
Direct operating	—	458	664,323	156,297	(43,109)	777,969
Distribution and marketing	—	7,475	433,878	64,830	(42)	506,141
General and administration	7,070	72,705	42,347	21,212	(274)	143,060
Depreciation and amortization	—	4,832	3,645	3,978	—	12,455
Total expenses	7,070	85,470	1,144,193	246,317	(43,425)	1,439,625
OPERATING INCOME (LOSS)	(7,070)	(53,251)	94,466	13,337	2,399	49,881
Other expenses (income):
Interest expense	—	45,165	1,662	1,146	(811)	47,162
Interest and other income	(130)	(12,050)	(605)	(72)	11,310	(1,547)
Gain on extinguishment of debt	—	(5,675)	—	—	—	(5,675)
Total other expenses (income)	(130)	27,440	1,057	1,074	10,499	39,940
INCOME (LOSS) BEFORE EQUITY INTERESTS AND INCOME TAXES	(6,940)	(80,691)	93,409	12,263	(8,100)	9,941
Equity interests income (loss)	(23,307)	49,090	(37,949)	(10,594)	(16,235)	(38,995)
INCOME (LOSS) BEFORE INCOME TAXES	(30,247)	(31,601)	55,460	1,669	(24,335)	(29,054)
Income tax provision (benefit)	25	225	(751)	1,719	—	1,218
NET INCOME (LOSS)	(30,272)	(31,826)	56,211	(50)	(24,335)	(30,272)

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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

26. Related Party Transactions

Sobini Films

In November 2011, the Company entered into a distribution agreement with Sobini Films pursuant to which the Company acquired certain North American distribution rights to the film Sexy Evil Genius. Scott Paterson, a director of the Company, is an investor in Sexy Evil Genius. During the year ended March 31, 2012, the Company did not make any payments to Sobini Films under this agreement.

Thunderbird Films

In March 2012, the Company announced that it had entered into a partnership with Thunderbird Films, a television production, distribution and financing company, to produce programming for broadcast and cable networks. Frank Giustra, a director and former founder of the Company, owns an interest in Thunderbird Films. The venture, Sea To Sky Entertainment (“Sea to Sky”), will generate a broad range of scripted programming for mainstream commercial audiences in the U.S. and Canada. Sea To Sky, which will be jointly managed, will share production and distribution costs for series picked up by television networks, allowing co-funding of network television programming while mitigating risk. During the year ended March 31, 2012, the Company did not make any payments to Thunderbird Films under this arrangement.

Icon International

In April 2012, the Company entered into a three year vendor subscription agreement (the “Vendor Agreement”) with Icon International, Inc. (“Icon”), a company which directly reports to Omnicom Group, Inc. Daryl Simm, a director of the Company, is the Chairman and Chief Executive Officer of Omnicom Media Group, a division of Omnicom Group, Inc. Under the Vendor Agreement, the Company agreed to purchase media advertising of approximately $7.6 million per year through Icon, and Icon agreed to reimburse the Company for certain operating expenses of approximately $1.3 million per year. The actual amount of media advertising to be purchased is determined using a formula based upon values assigned to various types of advertising, as set forth in the Vendor Agreement. For accounting purposes, the operating expenses incurred by the Company will continue to be expensed in full and the reimbursements from Icon of such expenses will be treated as a discount on media advertising and will be reflected as a reduction of advertising expense as the media advertising costs are incurred by the Company. The Vendor Agreement may be terminated by the Company effective as of any Vendor Agreement year end with six months' notice.

During the year ended March 31, 2012, under a previous vendor agreement with Icon (which expired in the fourth quarter of fiscal 2012), Icon paid the Company $1.0 million (2011 — $1.3 million, 2010 — $1.2 million). During the year ended March 31, 2012, the Company incurred $8.6 million in media advertising expenses with Icon under the previous vendor Agreement (2011 — $7.8 million, 2010 — $7.2 million).
Other Transactions with Equity Method Investees
     FEARnet. During the year ended March 31, 2012, the Company recognized $1.9 million in revenue pursuant to the five-year license agreement with FEARnet (2011 — $3.2 million, 2010— $2.2 million), and held accounts receivable due from FEARnet pursuant to the agreement of $0.5 million (2011 — $0.3 million).
     Roadside. During the year ended March 31, 2012, the Company recognized $6.4 million in revenue from Roadside in connection with the release of certain theatrical titles (2011 — nil, 2010 — nil), and held accounts receivable due from Roadside of $4.1 million (2011 — nil). During the year ended March 31, 2012, the Company recognized $12.1 million in distribution and marketing expenses paid to Roadside in connection with the release of certain theatrical titles (2011 — $0.5 million, 2010 — less than $0.1 million). During the year ended March 31, 2012, the Company made $5.7 million in participation payments to Roadside in connection with the distribution of certain theatrical titles (2011 — $10.4 million, 2010 — $3.1 million).
     Break Media. During the year ended March 31, 2012, the Company recognized $1.9 million in interest income associated with a $15.7 million note receivable from Break Media, see Note 8 (2011 — $1.6 million, 2010 — $0.6 million).
     EPIX. During the year ended March 31, 2012, the Company recognized $70.3 million of revenue from EPIX in connection with the licensing of certain theatrical releases and other films and television programs, see Note 7 (2011 — $89.4 million, 2010 — $38.6 million). As of March 31, 2012, the Company held $24.1 million of accounts receivables from EPIX (2011 — $25.9 million). In addition, as of March 31, 2012, the Company had $6.4 million in deferred revenue from EPIX (2011 — $2.4 million).

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     TV Guide Network. During the year ended March 31, 2012, the Company recognized $2.9 million of revenue (2011 — $14.9 million, 2010 — $0.3 million) from TV Guide Network in connection with the licensing of certain films and/or television programs, see Note 7. Additionally, the Company recognized $15.1 million of income for the accretion of the dividend and discount of the mandatorily redeemable preferred stock units as equity interest income (2011 — $14.1 million, 2010 — $10.5 million). Also, during the year ended March 31, 2011, the Company received a pay-out of accreted interest on the mandatorily redeemable preferred stock units of $10.2 million. As of March 31, 2012, the Company held $13.5 million of accounts receivables from TV Guide Network (2011 — $12.7 million).