Form 10-K/A
period 2012-03-31
LIONS GATE ENTERTAINMENT CORP /CN/
filed 2012-06-22
CIK 929351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
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
DOCUMENTS INCORPORATED BY REFERENCE
   None.

Explanatory Note

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends Lions Gate Entertainment Corp.'s (the “Company,” “Lionsgate,” “we,” “us” or “our”) Annual Report on Form 10-K for the year ended March 31, 2012, originally filed with the Securities and Exchange Commission (the “SEC”) on May 30, 2012 (the “Original Filing”).
This Amendment is being filed to amend the Original Filing to correct the presentation of certain single picture production loan borrowings by Summit Entertainment, LLC (which was acquired on January 13, 2012) ("Summit") in the consolidated statement of cash flows for the year ended March 31, 2012. The borrowings were included in the change in film obligations line item within the net cash used in operating activities category of the consolidated statement of cash flows rather than in the borrowings under individual production loans line item within the net cash provided by financing activities category. This correction resulted in an increase in the net cash used in operating activities subtotal in the consolidated statement of cash flows of $50.6 million to $214.1 million and an increase in the net cash provided by financing activities of $50.6 million to $747.4 million. As a result of this restatement, the Company determined it had a material weakness as of March 31, 2012 in its controls specifically associated with the classification of certain single picture production loans within the statement of cash flows for the year ended March 31, 2012, with respect to the newly acquired entity (Summit). Accordingly, the Company has revised its conclusion on its disclosure controls and procedures and in management's report on internal controls over financial reporting in Part II, Item 9A. As reflected in Part II, "Item 9A. Controls and Procedures" in the Original Filing and in this Amendment, under Management's Report on Internal Control over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting explicitly excluded the internal controls of Summit due to the short period of time between its acquisition in the fourth quarter on January 13, 2012 and the Company's March 31, 2012 year end. The Report of the Company's Independent Registered Public Accounting Firm also did not include an evaluation of the internal control over financial reporting of Summit.
The change did not impact the consolidated balance sheets, consolidated statements of operations or consolidated statements of shareholders' equity and accordingly, it did not impact net changes in cash or cash equivalents, total assets, liabilities, equity, results of operations, or its non-GAAP metrics of EBITDA and Free Cash Flow for any fiscal year.
The impact of this change is reflected in the following sections of this amendment.

•	Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Liquidity and Capital Resources)

•	Part II, Item 8. Financial Statements and Supplementary Data (Consolidated Statements of Cash Flows and Notes 2, 24 and 25 to the Consolidated Financial Statements)

•	Part II, Item 9A. Controls and Procedures

•
Part IV, Item 15. Exhibits (for consent of the Company's independent registered public accounting firm and certifications of the Company's Chief Executive Officer and Chief Financial Offer as of the date hereof)

Other than as described above and herein, this Amendment does not reflect events occurring after the filing of the Original Filing or modify or update any other items or disclosures in the Original Filing.

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

PART II

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

Discussion of Operating, Investing, Financing Cash Flows
Cash Flows Used in Operating Activities. Cash flows used in operating activities for the year ended March 31, 2012 were $214.1 million compared to cash flows provided by operating activities for the year ended March 31, 2011 of $42.3 million, and cash flows used in operating activities for the year ended March 31, 2010 of $135.0 million. The increase in cash used in operating activities was primarily due to increases in investment in films and television programs, increases in accounts receivable, and equity interest income for the year ended March 31, 2012, offset by increases in cash provided by changes in restricted cash, accounts payable and accrued liabilities, participations and residuals, film obligations, deferred revenue, and an increase in amortization of films and television programs. The decrease in cash used in operating activities in fiscal 2011 of $42.3 million, as compared to $135.0 million in fiscal 2010, was primarily due to increases in cash provided by changes in accounts receivable, accounts payable and accrued liabilities, participations and residuals, film obligations and deferred revenues, increases in non-cash stock-based compensation, loss on extinguishment of debt and equity interest loss, offset by a higher net loss generated in the year ended March 31, 2011 compared to the year ended March 31, 2010, and increases in restricted cash and investment in films and television programs
Cash Flows Used in Investing Activities. Cash flows used in investing activities of $552.2 million for the year ended March 31, 2012 consisted of $553.7 million for the acquisition of Summit, net of cash acquired, $1.9 million for purchases of property and equipment, $1.0 million of capital contributions to companies accounted for as equity method investments, and $4.7 million for an increase in loans made to Break Media, offset by $9.1 million of proceeds from the sale of asset disposal group from the sale of Maple Pictures, net of transaction costs and cash disposed of $3.9 million. Cash flows used in investing activities of $28.4 million for the year ended March 31, 2011 consisted of $15.0 million for the buy-out of the earn-out associated with the acquisition of Debmar-Mercury, $2.8 million for purchases of property and equipment and $24.7 million of capital contributions to companies accounted for as equity method investments, partially offset by $8.1 million repayments on loans made to a third-party producer and net proceeds of $7.0 million from the sale of restricted investments. Cash flows used in investing activities of $43.9 million for the year ended March 31, 2010 consisted of $3.7 million for purchases of property and equipment, $47.1 million for the investment in equity method investees, offset by $8.3 million of repayments on loans made to a third-party producer.
Cash Flows Provided by/Used in Financing Activities. Cash flows provided by financing activities of $747.4 million for the year ended March 31, 2012 resulted from the receipt of net proceeds of $202.0 million from the sale of $200.0 million of Senior Notes in May 2011, borrowings of $390.7 million under the senior revolving credit facility and $381.9 million under production loans, borrowings of $476.2 million under the Term Loan associated with the acquisition of Summit, $45.0 million of proceeds from the issuance of convertible senior subordinated notes, and $3.5 million from the exercise of stock options partially offset by $360.7 million repayment on the senior revolving credit facility, $238.7 million repayment of production loans, $77.1 million payment for the repurchase of common shares, $46.1 million payment for the repurchase of convertible senior subordinated notes, $9.9 million payment for the repurchase of Senior Notes, $15.1 million repayment of the Term Loan associated with the acquisition of Summit, and $4.3 million paid for tax withholding requirements associated with our equity awards. Cash flows used in financing activities of $1.5 million for the year ended March 31, 2011 resulted from borrowings of $525.3 million under the senior revolving credit facility, $138.0 million under production loans, and $3.1 million decrease in restricted cash collateral requirement under the Film Credit Facility, partially offset by $472.5 million repayment on the senior revolving credit facility, $181.9 million repayment of production loans, and $13.5 million paid for tax withholding requirements associated with our equity awards. Cash flows provided by financing activities of $108.5 million for the year ended March 31, 2010 resulted from the receipt of net proceeds of $214.7 million from the sale of $236.0 million of Senior Notes in October 2009, borrowings of $302.0 million under the senior revolving credit facility, increased production loans of $238.3 million and proceeds of $109.8 million from the issuance of mandatorily redeemable preferred stock units and common stock units related to the sale of our 49% interest in TV Guide Network, net of unrestricted cash deconsolidated, offset by $540.0 million repayment on the senior revolving credit facility, $139.0 million repayment of production loans, $75.2 million repayment on the repurchase of convertible senior subordinated notes, $2.0 million paid for tax withholding requirements associated with our equity awards, and $0.1 million repayment of other financing obligations.
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

As of March 31, 2012, the end of the period covered by this report, the Company's management carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures were not effective as of March 31, 2012 due to the material weakness discussed below. Our evaluation and conclusion on the effectiveness of our disclosure controls and procedures as of March 31, 2012 did not include the disclosure controls and procedures of Summit because of the timing of this acquisition, which was completed on January 13, 2012. As of March 31, 2012, Summit represented $965.9 million of total assets, $186.0 million of revenues and $27.1 million of net loss for the year then ended.

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

Our management has made an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2012. Management based its assessment on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our assessment of and conclusion on the effectiveness of internal control over financial reporting as of March 31, 2012 did not include the internal controls of Summit due to the short period between its acquisition in the fourth quarter on January 13, 2012 and our March 31, 2012 year end. As of March 31, 2012, Summit represented $965.9 million of total assets, $186.0 million of revenues and $27.1 million of net loss for the year then ended.

Based on this assessment, management has identified a material weakness related to our internal controls specifically associated with the classification of certain single picture production loans within the statement of cash flows with respect to the newly acquired entity (Summit). We have taken steps to remediate this material weakness as described below under Changes in Internal Control over Financial Reporting.

Our independent registered public accounting firm, Ernst & Young LLP, audited the effectiveness of the Company's internal control over financial reporting and issued an attestation report thereon, which is included below under the heading “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting." The Report of our Independent Registered Public Accounting Firm also did not include an evaluation of the internal control over financial reporting of Summit.

Changes in Internal Control over Financial Reporting

We acquired Summit on January 13, 2012, and the addition of Summit's financial systems and processes included changes from our internal controls over financial reporting. We have now implemented the same controls we apply for our other subsidiaries, for the classification of single picture production loans within Summit's statement of cash flows. There were no other changes in internal control over financial reporting during the fiscal fourth quarter ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In our report dated May 30, 2012, we expressed an unqualified opinion that Lions Gate Entertainment Corp. maintained, in all material respects, effective internal control over financial reporting as of March 31, 2012 based on the COSO criteria. Management has subsequently determined that a deficiency in its controls specifically associated with the classification of certain single picture production loans within the statement of cash flows with respect to the newly acquired entity Summit Entertainment, LLC, existed as of March 31, 2012, and has further concluded that such deficiency represented a material weakness as of March 31, 2012. As a result, management has revised its assessment, as presented in Item 9A, “Management's Report on Internal Control Over Financial Reporting”, to conclude that the Company's internal control over financial reporting was not effective as of March 31, 2012. Accordingly, our present opinion on the effectiveness of the Corporation's internal control over financial reporting as of March 31, 2012, as expressed herein, is different from that expressed in our previous report.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment. Management has identified a material weakness in its controls specifically associated with the classification of certain single picture production loans within the statement of cash flows with respect to the newly acquired entity Summit Entertainment, LLC. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Lions Gate Entertainment Corp. as of March 31, 2012 and 2011, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended March 31, 2012 of

Lions Gate Entertainment Corp. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the March 31, 2012 financial statements and this report does not affect our report dated May 30, 2012, except for Note 2, as to which the date is June 21, 2012, which expressed an unqualified opinion on those financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Lions Gate Entertainment Corp. has not maintained effective internal control over financial reporting as of March 31, 2012, based on the COSO criteria.

/s/ Ernst & Young LLP
Los Angeles, California
May 30, 2012, except for the effects of the material weakness described in the sixth paragraph as to which the date is June 21, 2012.

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

18.1x	Preferability Letter dated May 30, 2012
21.1x	Subsidiaries of the Company
23.1xx	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
24.1x	Power of Attorney (Contained on Signature Page)
31.1xx	Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2xx	Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1xx	Certification of CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002
99.1(38)	Studio 3 Partners L.L.C. Audited Financial Statements for the year ended September 30, 2011, nine months ended September 30, 2010, and year ended December 31, 2009
99.2x	TV Guide Entertainment Group, LLC Audited Consolidated Financial Statements for the fiscal years ended March 31, 2012 and 2011
99.3x	TV Guide Entertainment Group, LLC Audited Consolidated Financial Statements for the fiscal years ended March 31, 2011 and 2010
101xx
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

__________________________

(1)	Incorporated by reference to the Company's Current Report on Form 8-K as filed on October 4, 2004.

(2)	Incorporated by reference to the Company's Current Report on Form 8-K as filed on February 25, 2005.

(3)	Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2005 as filed on June 29, 2005.

(4)	Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2006 as filed on June 14, 2006.

(5)	Incorporated by reference to the Company's Definitive Proxy Statement dated July 28, 2006.

(6)	Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2007 as filed on May 30, 2007.

(7)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2007.

(8)	Incorporated by reference to the Company's Current Report on Form 8-K as filed on September 10, 2007.

(9)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 2006.

(10)	Incorporated by reference to the Company's Form T-3 filed on April 20, 2009, as amended on April 22, 2009.

(11)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2008.

(12)	Incorporated by reference to the Company's Current Report on Form 8-K filed on September 23, 2008.

(13)	Incorporated by reference to the Company's Current Report on Form 8-K filed on October 14, 2008.

(14)	Incorporated by reference to the Company's Current Report on Form 8-K filed on January 9, 2009 (filed as Exhibit 10.54).

(15)	Incorporated by reference to the Company's Current Report on Form 8-K filed on January 16, 2009 (filed as Exhibit 10.55).

(16)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 2008.

(17)	Incorporated by reference to the Company's Current Report on Form 8-K as filed on April 10, 2009.

(18)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2009 as filed on November 9, 2009.

(19)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2009 as filed on August 10, 2009.

(20)	Incorporated by reference as Exhibit 10.65 to the Company's Current Report on Form 8-K as filed on July 10, 2009.

(21)	Incorporated by reference to the Company's Current Report on Form 8-K as filed on October 23, 2009.

(22)	Incorporated by reference to the Company's Current Report on Form 8-K as filed on November 6, 2009.

(23)	Incorporated by reference to the Company's Current Report on Form 8-K as filed on December 1, 2009.

(24)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2009 as filed on February 9, 2010.

(25)	Incorporated by reference as Exhibit 4.15 to the Company's Current Report on Form 8-K as filed on July 21, 2010.

(26)	Incorporated by reference as Exhibit 4.16 to the Company's Current Report on Form 8-K as filed on July 21, 2010.

(27)	Incorporated by reference to the Company's Current Report on Form 8-K as filed on June 25, 2010.

(28)	Incorporated by reference to the Company's Current Report on Form 8-K as filed on July 21, 2010.

(29)	Incorporated by reference as Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2010 as filed on February 9, 2011.

(30)	Incorporated by reference as Exhibit 4.1 to the Company's Current Report on Form 8-K as filed on May 13, 2011.

(31)	Incorporated by reference to the Company's Current Report on Form 8-K as filed on August 30, 2011.

(32)	Incorporated by reference as Exhibit 1.1 to the Company's Current Report on Form 8-K as filed on October 13, 2011.

(33)	Incorporated by reference as Exhibit 2.1 to the Company's Current Report on Form 8-K as filed on January 17, 2012.

(34)	Incorporated by reference as Exhibit 4.1 to the Company's Current Report on Form 8-K as filed on January 17, 2012

(35)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2011 as filed on February 9, 2012.

(36)	Incorporated by reference to the Company's Current Report on Form 8-K as filed on February 27, 2012.

(37)	Incorporated by reference to Exhibit 4.3 to the Company's Registration Statement (File No: 333-181371) as filed on May 11, 2012.

(38)	Incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed on March 22, 2012.

______________________________

*	Management contract or compensatory plan or arrangement.
x	Filed with the Annual Report on Form 10-K for the year ended March 31, 2012, originally filed with the Securities and Exchange Commission on May 30, 2012
xx	Filed herewith
+	Confidential treatment has been granted for portions of this exhibit. Portions of this document have been omitted and submitted separately to the Securities and Exchange Commission.
++	Confidential treatment has been requested for portions of this exhibit. Portions of this document have been omitted and submitted separately to the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 22, 2012.

LIONS GATE ENTERTAINMENT CORP.
By:	/s/ James Keegan
James Keegan
Chief Financial Officer
DATE: June 22, 2012
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates so indicated.

Signature	Title	Date

*	Director	June 22, 2012
Norman Bacal

*	Director	June 22, 2012
Michael Burns

*	Director	June 22, 2012
Arthur Evrensel

/s/ JON FELTHEIMER	Chief Executive Officer (Principal Executive Officer) and Director	June 22, 2012
Jon Feltheimer

*	Director	June 22, 2012
Frank Giustra

/s/ JAMES KEEGAN	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	June 22, 2012
James Keegan

*	Director	June 22, 2012
Morley Koffman

*	Director	June 22, 2012
Harald Ludwig

*	Director	June 22, 2012
G. Scott Paterson

Signature	Title	Date

*	Chairman of the Board of Directors	June 22, 2012
Mark H. Rachesky, M.D.

*	Director	June 22, 2012
Daryl Simm

*	Director	June 22, 2012
Hardwick Simmons

*	Director	June 22, 2012
Phyllis Yaffe

/s/ JAMES KEEGAN	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	June 22, 2012
James Keegan, as Attorney-in-Fact

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

As discussed in Note 2 to the consolidated financial statements, the March 31, 2012 financial statements have been restated to correct the presentation of certain single picture production loans by Summit Entertainment, LLC (which was acquired on January 13, 2012) in the consolidated statement of cash flows for the year ended March 31, 2012.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Lions Gate Entertainment Corp.'s internal control over financial reporting as of March 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 30, 2012, except for the effects of the material weakness described in the sixth paragraph as to which the date is June 21, 2012, expressed an adverse opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California
May 30, 2012, except for Note 2,
as to which the date is June 21, 2012

LIONS GATE ENTERTAINMENT CORP.
CONSOLIDATED BALANCE SHEETS

	March 31, 2012	March 31, 2011
		As adjusted (Note 7)
	(Amounts in thousands, except share amounts)
ASSETS
Cash and cash equivalents	$64,298	$86,419
Restricted cash	11,936	43,458
Accounts receivable, net of reserves for returns and allowances of $93,860 (March 31, 2011 - $90,715) and provision for doubtful accounts of $4,551 (March 31, 2011 - $2,427)	784,530	330,624
Investment in films and television programs, net	1,329,053	607,757
Property and equipment, net	9,772	9,089
Equity method investments	171,262	161,894
Goodwill	326,633	239,254
Other assets	90,511	46,322
Assets held for sale	—	44,336
Total assets	$2,787,995	$1,569,153
LIABILITIES
Senior revolving credit facility	$99,750	$69,750
Senior secured second-priority notes	431,510	226,331
Term loan	477,514	—
Accounts payable and accrued liabilities	371,092	230,989
Participations and residuals	420,325	297,482
Film obligations and production loans	561,150	326,440
Convertible senior subordinated notes and other financing obligations	108,276	110,973
Deferred revenue	228,593	150,937
Liabilities held for sale	—	17,396
Total liabilities	2,698,210	1,430,298
Commitments and contingencies
SHAREHOLDERS’ EQUITY
Common shares, no par value, 500,000,000 shares authorized, 143,980,754 and 136,839,445 shares issued at March 31, 2012 and 2011, respectively	712,623	643,200
Accumulated deficit	(542,039)	(502,921)
Accumulated other comprehensive loss	(3,711)	(1,424)
	166,873	138,855
Treasury shares, no par value, 11,040,493 shares and nil at March 31, 2012 and 2011, respectively	(77,088)	—
Total shareholders’ equity	89,785	138,855
Total liabilities and shareholders’ equity	$2,787,995	$1,569,153
See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended	Year Ended
	March 31, 2012	March 31, 2011	March 31, 2010
		As adjusted (Note 7)	As adjusted (Note 7)
	(Amounts in thousands, except per share amounts)
Revenues	$1,587,579	$1,582,720	$1,489,506
Expenses:
Direct operating	908,402	795,746	777,969
Distribution and marketing	483,513	547,226	506,141
General and administration	168,864	171,407	143,060
Gain on sale of asset disposal group	(10,967)	—	—
Depreciation and amortization	4,276	5,811	12,455
Total expenses	1,554,088	1,520,190	1,439,625
Operating income	33,491	62,530	49,881
Other expenses (income):
Interest expense
Contractual cash based interest	62,430	38,879	27,461
Amortization of debt discount (premium) and deferred financing costs	15,681	16,301	19,701
Total interest expense	78,111	55,180	47,162
Interest and other income	(2,752)	(1,742)	(1,547)
Loss (gain) on extinguishment of debt	967	14,505	(5,675)
Total other expenses, net	76,326	67,943	39,940
Income (loss) before equity interests and income taxes	(42,835)	(5,413)	9,941
Equity interests income (loss)	8,412	(20,712)	(38,995)
Loss before income taxes	(34,423)	(26,125)	(29,054)
Income tax provision	4,695	4,256	1,218
Net loss	$(39,118)	$(30,381)	$(30,272)
Basic Net Loss Per Common Share	$(0.30)	$(0.23)	$(0.26)
Diluted Net Loss Per Common Share	$(0.30)	$(0.23)	$(0.26)
Weighted average number of common shares outstanding:
Basic	132,226	131,176	117,510
Diluted	132,226	131,176	117,510
See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Shares		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Shares		Comprehensive Loss
	Number	Amount			Number	Amount		Total
	(Amounts in thousands, except share amounts)
Balance at March 31, 2009, as previously reported	116,950,512	$494,724	$(441,153)	$(11,878)	—	$—		$41,693
Impact of retrospective application of EPIX reporting lag elimination (see Note 7)			(1,115)					(1,115)
Balance at March 31, 2009, as adjusted	116,950,512	494,724	(442,268)	(11,878)	—	—		40,578
Stock based compensation, net of withholding tax obligations of $2,030	900,577	15,444						15,444
Issuance of common shares to directors for services	100,665	573						573
Sale of TV Guide Network common stock units to noncontrolling interest		(167)						(167)
April 2009 Exchange Transaction — equity component of April 2009 3.625% Notes issued, net of $1,324 reduction for February 2005 3.625% Notes extinguished		14,761						14,761
December 2009 Repurchase — reduction of equity component of October 2004 2.9375% Notes and February 2005 3.625% Notes extinguished		(4,171)						(4,171)
Comprehensive loss
Net loss			(30,272)				$(30,272)	(30,272)
Foreign currency translation adjustments				4,849			4,849	4,849
Net unrealized gain on foreign exchange contracts				418			418	418
Comprehensive loss							$(25,005)
Balance at March 31, 2010, as adjusted	117,951,754	521,164	(472,540)	(6,611)	—	—		42,013
Stock based compensation, net of withholding tax obligations of $13,476	2,539,603	15,202						15,202
Issuance of common shares to directors for services	111,783	811						811
Conversion of $63,709 (principal) of October 2004 2.9375% Notes (see Note 9)	10,355,299	67,620						67,620
Conversion of $36,009 (principal) of February 2005 3.625% Notes (see Note 9)	5,881,006	38,403						38,403
Comprehensive loss
Net loss			(30,381)				$(30,381)	(30,381)
Foreign currency translation adjustments				5,756			5,756	5,756
Net unrealized loss on foreign exchange contracts				(569)			(569)	(569)
Comprehensive loss							$(25,194)
Balance at March 31, 2011, as adjusted	136,839,445	643,200	(502,921)	(1,424)	—	—		138,855
Exercise of stock options	403,332	3,520						3,520
Stock based compensation, net of withholding tax obligations of $4,320	821,929	5,167						5,167
Issuance of common shares to directors for services	78,267	531						531
Issuance of common shares related to the Summit acquisition	5,837,781	50,205						50,205
May 2011 Repurchase - reduction of equity component of October 2004 2.9375% Notes extinguished		(125)						(125)
Equity component of January 2012 4.00% Notes		10,125						10,125
Repurchase of common shares, no par value					11,040,493	(77,088)		(77,088)
Comprehensive loss
Net loss			(39,118)				$(39,118)	(39,118)
Foreign currency translation adjustments				(2,249)			(2,249)	(2,249)
Net unrealized loss on foreign exchange contracts				(38)			(38)	(38)
Comprehensive loss							$(41,405)
Balance at March 31, 2012	143,980,754	$712,623	$(542,039)	$(3,711)	11,040,493	$(77,088)		$89,785
See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended	Year Ended
	March 31, 2012	March 31, 2011	March 31, 2010
	Restated (Note 2)	As adjusted (Note 7)	As adjusted (Note 7)
	(Amounts in thousands)
Operating Activities:
Net loss	$(39,118)	$(30,381)	$(30,272)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation of property and equipment	3,023	4,837	7,526
Amortization of intangible assets	1,253	974	4,929
Amortization of films and television programs	603,660	529,428	511,658
Amortization of debt discount (premium) and deferred financing costs	15,681	16,301	19,701
Accreted interest payment from equity method investee TV Guide	—	10,200	—
Non-cash stock-based compensation	9,957	29,204	17,875
Gain on sale of asset disposal group	(10,967)	—	—
Loss (gain) on extinguishment of debt	967	14,505	(5,675)
Equity interests (income) loss	(8,412)	20,712	38,995
Changes in operating assets and liabilities:
Restricted cash	37,636	(43,067)	(187)
Accounts receivable, net	(256,208)	(64,203)	(79,392)
Investment in films and television programs	(690,304)	(487,391)	(471,087)
Other assets	1,298	(298)	(4,443)
Accounts payable and accrued liabilities	29,558	3,869	(22,769)
Participations and residuals	19,813	(1,369)	(69,574)
Film obligations	37,081	19,154	(48,786)
Deferred revenue	30,969	19,852	(3,459)
Net Cash Flows Provided By (Used In) Operating Activities	(214,113)	42,327	(134,960)
Investing Activities:
Purchases of restricted investments	—	(13,993)	(13,994)
Proceeds from the sale of restricted investments	—	20,989	13,985
Purchase of Summit, net of unrestricted cash acquired of $315,932 (see Note 15)	(553,732)	—	—
Buy-out of the earn-out associated with the acquisition of Debmar-Mercury, LLC	—	(15,000)	—
Proceeds from the sale of asset disposal group, net of transaction costs, and cash disposed of $3,943 (see Note 15)	9,119	—	—
Investment in equity method investees	(1,030)	(24,677)	(47,129)
Increase in loans receivable	(4,671)	(1,042)	(1,418)
Repayment of loans receivable	—	8,113	8,333
Purchases of property and equipment	(1,885)	(2,756)	(3,684)
Net Cash Flows Used In Investing Activities	(552,199)	(28,366)	(43,907)
Financing Activities:
Exercise of stock options	3,520	—	—
Tax withholding requirements on equity awards	(4,320)	(13,476)	(2,030)
Repurchase of common shares	(77,088)	—	—
Proceeds from the issuance of mandatorily redeemable preferred stock units and common stock units related to the sale of 49% interest in TV Guide Network, net of unrestricted cash deconsolidated	—	—	109,776
Borrowings under senior revolving credit facility	390,650	525,250	302,000
Repayments of borrowings under senior revolving credit facility	(360,650)	(472,500)	(540,000)
Borrowings under individual production loans	327,531	118,589	144,741
Repayment of individual production loans	(207,912)	(147,102)	(136,261)
Production loan borrowings under Pennsylvania Regional Center credit facility	—	—	63,133
Production loan borrowings under film credit facility	54,325	19,456	30,469
Production loan repayments under film credit facility	(30,813)	(34,762)	(2,718)
Change in restricted cash collateral associated with financing activities	—	3,087	—
Proceeds from Term Loan associated with the acquisition of Summit, net of debt discount of $7,500 and deferred financing costs of $16,350	476,150	—	—
Repayments of borrowings under Term Loan associated with the acquisition of Summit	(15,066)	—	—
Proceeds from sale of senior secured second-priority notes, net of deferred financing costs	201,955	—	214,727
Repurchase of senior secured second-priority notes	(9,852)	—	—
Proceeds from the issuance of convertible senior subordinated notes	45,000	—	—
Repurchase of convertible senior subordinated notes	(46,059)	—	(75,185)
Repayment of other financing obligations	—	—	(134)
Net Cash Flows Provided By (Used In) Financing Activities	747,371	(1,458)	108,518
Net Change In Cash And Cash Equivalents	(18,941)	12,503	(70,349)
Foreign Exchange Effects on Cash	(3,180)	4,674	1,116
Cash and Cash Equivalents - Beginning Of Period	86,419	69,242	138,475
Cash and Cash Equivalents - End Of Period	$64,298	$86,419	$69,242
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
(c) Statement of Cash Flows (Restated)
The following change in the presentation on the consolidated statements of cash flows results in no changes in the consolidated balance sheets, consolidated statements of operations or consolidated statements of shareholders' equity, and accordingly, there is no change in cash or cash equivalents, total assets, liabilities, equity, or results of operations, in any period.
The Company's consolidated statement of cash flows included in the original annual report filing on Form 10-K on May 30, 2012 for the year ended March 31, 2012 had reflected certain single picture production loan borrowings related to Summit Entertainment (acquired on January 13, 2012, see Note 15) in the change in film obligations line item within the net cash flows used in operating activities category rather than as borrowings under individual production loans within the net cash flows provided by financing activities category for the year ended March 31, 2012.
Accordingly, the accompanying consolidated statement of cash flows for the year ended March 31, 2012 has been restated to reflect these borrowings as financing activities as set forth below:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Year Ended
March 31, 2012
(Amounts in thousands)

Net Cash Flows Used In Operating Activities as previously reported	$(163,468)
Adjustments:
Single picture production loans included in film obligations	(50,645)
Net Cash Flows Used In Operating Activities as restated	$(214,113)

Net Cash Flows Used In Investing Activities as previously and currently reported (no change)	$(552,199)

Net Cash Flows Provided By Financing Activities as previously reported	$696,726
Adjustments:
Increased borrowings under single picture production loans	50,645
Net Cash Flows Provided By Financing Activities as restated	$747,371

Net Change In Cash And Cash Equivalents as previously and currently reported (no change)	$(18,941)

(d) Revenue Recognition
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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
(m) Prints, Advertising and Marketing Expenses

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
(u) Recent Accounting Pronouncements
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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended
	March 31, 2012
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	Lions Gate Consolidated
			Restated (Note 2)		Restated (Note 2)
	(Amounts in thousands)
STATEMENT OF CASH FLOWS
NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	$69,612	$(220,619)	$(63,106)	$—	$(214,113)
INVESTING ACTIVITIES:
Purchase of Summit, net of unrestricted cash acquired of $315,932 (see Note 15)	—	—	(553,732)	—	(553,732)
Proceeds from the sale of asset disposal group, net of transaction costs and cash disposed of $3,943 (see Note 15)	9,119	—	—	—	9,119
Investment in equity method investees	(1,030)	—	—	—	(1,030)
Increase in loans receivable	—	(4,671)	—	—	(4,671)
Purchases of property and equipment	—	(1,728)	(157)	—	(1,885)
NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	8,089	(6,399)	(553,889)	—	(552,199)
FINANCING ACTIVITIES:
Exercise of stock options	3,520	—	—	—	3,520
Tax withholding requirements on equity awards	(4,320)	—	—	—	(4,320)
Repurchase of common shares	(77,088)	—	—	—	(77,088)
Borrowings under senior revolving credit facility	—	390,650	—	—	390,650
Repayments of borrowings under senior revolving credit facility	—	(360,650)	—	—	(360,650)
Borrowings under individual production loans	—	—	327,531	—	327,531
Repayment of individual production loans	—	—	(207,912)	—	(207,912)
Production loan borrowings under film credit facility	—	—	54,325	—	54,325
Production loan repayments under film credit facility	—	—	(30,813)	—	(30,813)
Change in restricted cash collateral associated with financing activities	—	—	—	—	—
Proceeds from Term Loan associated with the acquisition of Summit, net of debt discount of $7,500 and deferred financing costs of $16,350	—	—	476,150	—	476,150
Repayments of borrowings under Term Loan associated with the acquisition of Summit	—	—	(15,066)	—	(15,066)
Proceeds from sale of senior secured second-priority notes, net of deferred financing costs	—	201,955	—	—	201,955
Repurchase of senior secured second-priority notes	—	(9,852)	—	—	(9,852)
Proceeds from the issuance of convertible senior subordinated notes	—	45,000	—	—	45,000
Repurchase of convertible senior subordinated notes	—	(46,059)	—	—	(46,059)
NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	(77,888)	221,044	604,215	—	747,371
NET CHANGE IN CASH AND CASH EQUIVALENTS	(187)	(5,974)	(12,780)	—	(18,941)
FOREIGN EXCHANGE EFFECTS ON CASH	(47)	—	(3,133)	—	(3,180)
CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	795	6,451	79,173	—	86,419

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CASH AND CASH EQUIVALENTS — END OF PERIOD	$561	$477	$63,260	$—	$64,298

	As of
	March 31, 2011
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	Lions Gate Consolidated
	(Amounts in thousands)
BALANCE SHEET
Assets
Cash and cash equivalents	$795	$6,451	$79,173	$—	$86,419
Restricted cash	13,992	29,466	—	—	43,458
Accounts receivable, net	494	4,237	325,893	—	330,624
Investment in films and television programs, net	12	6,391	603,264	(1,910)	607,757
Property and equipment, net	—	8,292	797	—	9,089
Equity method investments	1,123	17,052	143,719	—	161,894
Goodwill	10,173	—	229,081	—	239,254
Other assets	458	34,214	11,650	—	46,322
Assets held for sale	—	—	44,336	—	44,336
Subsidiary investments and advances	113,989	(171,895)	(229,913)	287,819	—
	$141,036	$(65,792)	$1,208,000	$285,909	$1,569,153
Liabilities and Shareholders’ Equity (Deficiency)
Senior revolving credit facility	$—	$69,750	$—	$—	$69,750
Senior secured second-priority notes	—	226,331	—	—	226,331
Accounts payable and accrued liabilities	1,910	52,035	177,031	13	230,989
Participations and residuals	195	11,093	286,290	(96)	297,482
Film obligations and production loans	76	—	326,364	—	326,440
Convertible senior subordinated notes and other financing obligations	—	107,255	3,718	—	110,973
Deferred revenue	—	134	150,803	—	150,937
Liabilities held for sale	—	—	17,396	—	17,396
Shareholders’ equity (deficiency)	138,855	(532,390)	246,398	285,992	138,855
	$141,036	$(65,792)	$1,208,000	$285,909	$1,569,153

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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended
	March 31, 2012
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.
			Other Subsidiaries		Consolidating Adjustments	Lions Gate Consolidated
			Guarantors	Non-guarantors
			Restated (Note 2)	Restated (Note 2)		Restated (Note 2)
	(Amounts in thousands)
STATEMENT OF CASH FLOWS
NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	$69,612	$(220,619)	$(118,139)	$55,033	$—	$(214,113)
INVESTING ACTIVITIES:
Purchase of Summit, net of unrestricted cash acquired of $315,932 (see Note 15)	—	—	(18,414)	(535,318)	—	(553,732)
Proceeds from the sale of asset disposal group, net of transaction costs and cash disposed of $3,943 (see Note 15)	9,119	—	—	—	—	9,119
Investment in equity method investees	(1,030)	—	—	—	—	(1,030)
Increase in loans receivable	—	(4,671)	—	—	—	(4,671)
Purchases of property and equipment	—	(1,728)	(157)	—	—	(1,885)
NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	8,089	(6,399)	(18,571)	(535,318)	—	(552,199)
FINANCING ACTIVITIES:
Exercise of stock options	3,520	—	—		—	3,520
Tax withholding requirements on equity awards	(4,320)	—	—	—	—	(4,320)
Repurchase of common shares	(77,088)					(77,088)
Borrowings under senior revolving credit facility	—	390,650	—	—	—	390,650
Repayments of borrowings under senior revolving credit facility	—	(360,650)	—	—	—	(360,650)
Borrowings under individual production loans	—	—	320,864	6,667	—	327,531
Repayment of individual production loans	—	—	(205,251)	(2,661)	—	(207,912)
Production loan borrowings under film credit facility	—	—	54,325	—	—	54,325
Production loan repayments under film credit facility	—	—	(30,813)	—	—	(30,813)
Change in restricted cash collateral associated with financing activities	—	—	—	—	—	—
Proceeds from Term Loan, associated with the acquisition of Summit, net of debt discount of $7,500 and deferred financing costs of $16,350	—	—		476,150	—	476,150
Repayments of borrowings under Term Loan associated with the acquisition of Summit	—	—	(1,586)	(13,480)	—	(15,066)
Proceeds from sale of senior secured second-priority notes, net of deferred financing costs	—	201,955	—	—	—	201,955
Repurchase of senior secured second-priority notes	—	(9,852)	—	—	—	(9,852)
Proceeds from the issuance of convertible senior subordinated notes	—	45,000	—	—	—	45,000
Repurchase of convertible senior subordinated notes	—	(46,059)	—	—	—	(46,059)
NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	(77,888)	221,044	137,539	466,676	—	747,371
NET CHANGE IN CASH AND CASH EQUIVALENTS	(187)	(5,974)	829	(13,609)	—	(18,941)
FOREIGN EXCHANGE EFFECTS ON CASH	(47)	—	—	(3,133)	—	(3,180)
CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	795	6,451	696	78,477	—	86,419

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CASH AND CASH EQUIVALENTS — END OF PERIOD	$561	$477	$1,525	$61,735	$—	$64,298

	As of
	March 31, 2011
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.
			Other Subsidiaries		Consolidating Adjustments	Lions Gate Consolidated
			Guarantors	Non-guarantors
	(Amounts in thousands)
BALANCE SHEET
Assets
Cash and cash equivalents	$795	$6,451	$696	$78,477	$—	$86,419
Restricted cash	13,992	29,466	—	—	—	43,458
Accounts receivable, net	494	4,237	292,860	33,033	—	330,624
Investment in films and television programs, net	12	6,391	513,505	89,137	(1,288)	607,757
Property and equipment, net	—	8,292	189	608	—	9,089
Equity method investments	1,123	17,052	28,714	117,514	(2,509)	161,894
Goodwill	10,173	—	198,883	30,198	—	239,254
Other assets	458	34,214	10,658	992	—	46,322
Assets held for sale	—	—	—	44,336	—	44,336
Subsidiary investments and advances	113,989	(171,895)	(28,053)	(199,205)	285,164	—
	$141,036	$(65,792)	$1,017,452	$195,090	$281,367	$1,569,153
Liabilities and Shareholders’ Equity (Deficiency)
Senior revolving credit facility	$—	$69,750	$—	$—	$—	$69,750
Senior secured second-priority notes	—	226,331	—	—	—	226,331
Accounts payable and accrued liabilities	1,910	52,035	141,715	35,288	41	230,989
Participations and residuals	195	11,093	264,320	21,973	(99)	297,482
Film obligations and production loans	76	—	308,744	17,620	—	326,440
Convertible senior subordinated notes and other financing obligations	—	107,255	3,718	—	—	110,973
Deferred revenue	—	134	123,696	27,107	—	150,937
Liabilities held for sale	—	—	—	17,396	—	17,396
Shareholders’ equity (deficiency)	138,855	(532,390)	175,259	75,706	281,425	138,855
	$141,036	$(65,792)	$1,017,452	$195,090	$281,367	$1,569,153

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