Form 10-Q
period 2012-06-30
LIONS GATE ENTERTAINMENT CORP /CN/
filed 2012-08-09
CIK 929351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________
Form 10-Q
___________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012
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

Large accelerated filer ☐	Accelerated filer ☑	Non accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at August 1, 2012
Common Shares, no par value per share	144,417,263 shares

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
By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We believe that these risks and uncertainties include, but are not limited to, those discussed under Part I, Item 1.A. “Risk Factors” found in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on May 30, 2012, which risk factors are incorporated herein by reference, as updated by the risk factors found under Part II, Item 1A. Risk Factors herein. These factors should not be construed as exhaustive and should be read with the other cautionary statements and information in our Annual Report on Form 10-K and this report.
We caution you that forward-looking statements made in this report or anywhere else are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate may differ materially and adversely from those made in or suggested by the forward-looking statements contained in this report as a result of various important factors, including, but not limited to, the substantial investment of capital required to produce and market films and television series, increased costs for producing and marketing feature films and television series, budget overruns, limitations imposed by our credit facilities and notes, unpredictability of the commercial success of our motion pictures and television programming, risks related to our acquisition strategy and integration of acquired businesses, the effects of dispositions of businesses or assets, including individual films or libraries, the cost of defending our intellectual property, difficulties in integrating acquired businesses, technological changes and other trends affecting the entertainment industry, and the other risks and uncertainties discussed under Part I, Item 1.A. “Risk Factors” found in our Annual Report on Form 10-K filed with the SEC on May 30, 2012, which risk factors are incorporated herein by reference, as updated by the risk factors found under Part II, Item 1A. Risk Factors herein. In addition, even if our results of operations, financial condition and liquidity, and the development of the industry in which we operate are consistent with the forward-looking statements contained in this report, those results or developments may not be indicative of results or developments in subsequent periods.
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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2012	March 31, 2012
	(Amounts in thousands, except share amounts)
ASSETS
Cash and cash equivalents	$67,583	$64,298
Restricted cash	16,447	11,936
Accounts receivable, net of reserves for returns and allowances of $81,382 (March 31, 2012 - $93,860) and provision for doubtful accounts of $3,872 (March 31, 2012 - $4,551)	587,359	784,530
Investment in films and television programs, net	1,312,049	1,329,053
Property and equipment, net	9,390	9,772
Equity method investments	171,119	171,262
Goodwill	326,361	326,633
Other assets	81,123	90,511
Total assets	$2,571,431	$2,787,995
LIABILITIES
Senior revolving credit facility	$289,450	$99,750
Senior secured second-priority notes	431,693	431,510
Term loan	294,698	477,514
Accounts payable and accrued liabilities	319,834	371,092
Participations and residuals	403,168	420,325
Film obligations and production loans	403,288	561,150
Convertible senior subordinated notes and other financing obligations	106,365	108,276
Deferred revenue	275,049	228,593
Total liabilities	2,523,545	2,698,210
Commitments and contingencies
SHAREHOLDERS’ EQUITY
Common shares, no par value, 500,000,000 shares authorized, 144,392,029 and 143,980,754 shares issued at June 30, 2012 and March 31, 2012, respectively	716,350	712,623
Accumulated deficit	(586,239)	(542,039)
Accumulated other comprehensive loss	(5,137)	(3,711)
	124,974	166,873
Treasury shares, no par value, 11,040,493 shares at June 30, 2012 and March 31, 2012	(77,088)	(77,088)
Total shareholders’ equity	47,886	89,785
Total liabilities and shareholders’ equity	$2,571,431	$2,787,995
See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended	Three Months Ended
	June 30, 2012	June 30, 2011
		As adjusted (Note 1)
	(Amounts in thousands, except per share amounts)
Revenues	$471,820	$261,259
Expenses:
Direct operating	245,818	139,358
Distribution and marketing	178,709	64,746
General and administration	52,344	27,922
Depreciation and amortization	2,105	1,234
Total expenses	478,976	233,260
Operating income (loss)	(7,156)	27,999
Other expenses (income):
Interest expense
Contractual cash based interest	22,728	11,715
Amortization of debt discount (premium) and deferred financing costs	4,762	4,620
Total interest expense	27,490	16,335
Interest and other income	(950)	(442)
Loss on extinguishment of debt	8,159	531
Total other expenses, net	34,699	16,424
Income (loss) before equity interests and income taxes	(41,855)	11,575
Equity interests loss	(145)	(40)
Income (loss) before income taxes	(42,000)	11,535
Income tax provision	2,200	1,201
Net income (loss)	$(44,200)	$10,334
Basic Net Income (Loss) Per Common Share	$(0.33)	$0.08
Diluted Net Income (Loss) Per Common Share	$(0.33)	$0.08
Weighted average number of common shares outstanding:
Basic	133,234	137,011
Diluted	133,234	137,357
See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended	Three Months Ended
	June 30, 2012	June 30, 2011
		As adjusted (Note 1)
	(Amounts in thousands)
Net income (loss)	$(44,200)	$10,334
Foreign currency translation adjustments	(1,921)	74
Net unrealized gain on foreign exchange contracts	495	36
Comprehensive income (loss)	$(45,626)	$10,444

See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Shares		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Shares
	Number	Amount			Number	Amount	Total
	(Amounts in thousands, except share amounts)
Balance at March 31, 2012	143,980,754	$712,623	$(542,039)	$(3,711)	11,040,493	$(77,088)	$89,785
Exercise of stock options	10,000	52	—	—	—	—	52
Stock based compensation, net of withholding tax obligations of $2,745	383,660	3,425	—	—	—	—	3,425
Issuance of common shares to directors for services	17,615	250	—	—	—	—	250
Net loss	—	—	(44,200)	—	—	—	(44,200)
Foreign currency translation adjustments	—	—	—	(1,921)	—	—	(1,921)
Net unrealized gain on foreign exchange contracts	—	—	—	495	—	—	495
Balance at June 30, 2012	144,392,029	$716,350	$(586,239)	$(5,137)	11,040,493	$(77,088)	$47,886
See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended	Three Months Ended
	June 30, 2012	June 30, 2011
		As adjusted (Note 1)
	(Amounts in thousands)
Operating Activities:
Net income (loss)	$(44,200)	$10,334
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation of property and equipment	758	1,154
Amortization of intangible assets	1,347	80
Amortization of films and television programs	167,097	84,983
Amortization of debt discount (premium) and deferred financing costs	4,762	4,620
Non-cash stock-based compensation	6,173	2,261
Loss on extinguishment of debt	8,159	531
Equity interests loss	145	40
Changes in operating assets and liabilities:
Restricted cash	2,956	23,680
Accounts receivable, net	196,134	86,383
Investment in films and television programs	(161,005)	(201,776)
Other assets	(616)	2,283
Accounts payable and accrued liabilities	(44,193)	(81,462)
Participations and residuals	(12,906)	(5,162)
Film obligations	(20,233)	2,260
Deferred revenue	46,637	25,332
Net Cash Flows Provided By (Used In) Operating Activities	151,015	(44,459)
Investing Activities:
Investment in equity method investees	—	(475)
Increase in loans receivable	—	(1,500)
Purchases of property and equipment	(386)	(411)
Net Cash Flows Used In Investing Activities	(386)	(2,386)
Financing Activities:
Exercise of stock options	52	—
Tax withholding requirements on equity awards	(2,745)	(918)
Borrowings under senior revolving credit facility	274,700	95,400
Repayments of borrowings under senior revolving credit facility	(85,000)	(165,150)
Borrowings under individual production loans	33,911	48,466
Repayment of individual production loans	(163,944)	(78,595)
Production loan borrowings under film credit facility	3,058	7,711
Production loan repayments under film credit facility	(10,575)	(8,536)
Change in restricted cash collateral associated with financing activities	(7,467)	—
Repayments of borrowings under Term Loan associated with the acquisition of Summit	(185,504)	—
Proceeds from sale of senior secured second-priority notes, net of deferred financing costs	—	192,396
Repurchase of convertible senior subordinated notes	—	(19,476)
Repayment of other financing obligations	(3,710)	—
Net Cash Flows Provided By (Used In) Financing Activities	(147,224)	71,298
Net Change In Cash And Cash Equivalents	3,405	24,453
Foreign Exchange Effects on Cash	(120)	168
Cash and Cash Equivalents - Beginning Of Period	64,298	86,419
Cash and Cash Equivalents - End Of Period	$67,583	$111,040
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
The unaudited condensed consolidated financial statements have been prepared in accordance with United States (the “U.S.”) accounting principles generally accepted (“GAAP”) for interim financial information and the instructions to quarterly report on Form 10-Q under the Exchange Act, and Article 10 of Regulation S-X under the Exchange Act. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these unaudited condensed consolidated financial statements. Operating results for the three months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2013. The balance sheet at March 31, 2012 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read together with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K and Amendment No. 1 to the Form 10-K for the fiscal year ended March 31, 2012 (collectively "Form 10-K").
Adjustments to prior period for elimination of lag in reporting of EPIX

As a result of the elimination of a one quarter lag in recording the Company's share of EPIX's results (discussed in Note 7 to the consolidated financial statements as included in the Company's Form 10-K) for the year ended March 31, 2012, prior year amounts presented for fiscal 2012 have been adjusted from amounts previously reported.
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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2. Investment in Films and Television Programs

	June 30, 2012	March 31, 2012
	(Amounts in thousands)
Motion Picture Segment - Theatrical and Non-Theatrical Films
Released, net of accumulated amortization	$547,947	$557,003
Acquired libraries, net of accumulated amortization	26,980	29,320
Completed and not released	71,550	53,258
In progress	442,523	512,712
In development	17,506	19,399
Product inventory	33,263	31,000
	1,139,769	1,202,692
Television Segment - Direct-to-Television Programs
Released, net of accumulated amortization	96,828	93,499
In progress	72,602	30,781
In development	2,850	2,081
	172,280	126,361
	$1,312,049	$1,329,053
The following table sets forth acquired libraries that represent titles released three years prior to the date of acquisition. These libraries are being amortized over their expected revenue stream from the acquisition date over a period up to 20 years:

		Total Amortization Period	Remaining Amortization Period	Unamortized Costs
Acquired Library	Acquisition Date			June 30, 2012	March 31, 2012
		(In years)		(Amounts in thousands)
Trimark Holdings	October 2000	20.00	8.25	$1,365	$1,660
Artisan Entertainment	December 2003	20.00	11.50	20,742	22,112
Lionsgate UK	October 2005	20.00	13.25	509	532
Summit Entertainment	January 2012	20.00	19.50	4,364	5,016
Total Acquired Libraries				$26,980	$29,320
The Company expects approximately 42% of completed films and television programs, net of accumulated amortization, will be amortized during the one-year period ending June 30, 2013. Additionally, the Company expects approximately 81% of completed and released films and television programs, net of accumulated amortization and excluding acquired libraries, will be amortized during the three-year period ending June 30, 2015.

3. Equity Method Investments
The carrying amount of significant equity method investments at June 30, 2012 and March 31, 2012 were as follows:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	June 30, 2012
Equity Method Investee	Ownership Percentage	June 30, 2012	March 31, 2012
		(Amounts in thousands)
Horror Entertainment, LLC (“FEARnet”)	34.5%	$2,933	$2,880
NextPoint, Inc. (“Break Media”)	42.0%	6,822	8,477
Roadside Attractions, LLC (“Roadside”)	43.0%	3,002	3,118
Studio 3 Partners, LLC (“EPIX”)	31.2%	56,969	50,381
TV Guide Network	51.0%	101,393	106,406
		$171,119	$171,262
Equity interests in equity method investments in our consolidated statements of operations represent our portion of the income or loss of our equity method investees based on our percentage ownership and the elimination of profits on sales to equity method investees. Equity interests in equity method investments for the three months ended June 30, 2012, and 2011 were as follows (income (loss)):

	Three Months Ended	Three Months Ended
Equity Method Investee	June 30, 2012	June 30, 2011
		As adjusted
	(Amounts in thousands)
Horror Entertainment, LLC (“FEARnet”)	$52	$56
NextPoint, Inc. (“Break Media”)	(1,655)	(1,316)
Roadside Attractions, LLC (“Roadside”)	(116)	(39)
Studio 3 Partners, LLC (“EPIX”)	6,587	2,882
TV Guide Network	(5,013)	(936)
Tiger Gate Entertainment Limited (“Tiger Gate”)	—	(687)
	$(145)	$(40)
Horror Entertainment, LLC. Horror Entertainment, LLC (“FEARnet”), is a multiplatform programming and content service provider of horror genre films operating under the branding of “FEARnet.” The Company licenses content to FEARnet for video-on-demand and broadband exhibition. The Company is recording its share of the FEARnet results on a one quarter lag and, accordingly, during the three months ended June 30, 2012, the Company recorded its share of the income generated by FEARnet for the three months ended March 31, 2012.
NextPoint, Inc. NextPoint, Inc. (“Break Media”), is an online home entertainment service provider operating under the branding of “Break Media.” The Company is recording its share of the Break Media results on a one quarter lag and, accordingly, during the three months ended June 30, 2012, the Company recorded its share of losses incurred by Break Media for the three months ended March 31, 2012.
Roadside Attractions, LLC. Roadside Attractions, LLC (“Roadside”), is an independent theatrical releasing company. The Company is recording its share of the Roadside results on a one quarter lag and, accordingly, during the three months ended June 30, 2012, the Company recorded its share of losses incurred by Roadside for the three months ended March 31, 2012.
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

	Three Months Ended	Three Months Ended
	June 30, 2012	June 30, 2011
	(Amounts in thousands)
Revenue recognized on sales to EPIX	$16,516	$35,154

Gross profit on sales to EPIX	$6,982	$21,059
Ownership interest in EPIX	31.15%	31.15%
Elimination of the Company's share of profits on sales to EPIX	$2,175	$6,560
EPIX Financial Information:
The following table presents summarized balance sheet data as of June 30, 2012 and March 31, 2012 for EPIX:

	June 30, 2012	March 31, 2012
	(Amounts in thousands)
Current assets	$219,392	$196,903
Non-current assets	$146,055	$140,532
Current liabilities	$148,181	$140,684
Non-current liabilities	$3,949	$4,723
The following table presents the summarized statement of operations for the three months ended June 30, 2012 and 2011 for EPIX and a reconciliation of the net income reported by EPIX to equity interest income recorded by the Company:

	Three Months Ended	Three Months Ended
	June 30, 2012	June 30, 2011
	(Amounts in thousands)
Revenues	$87,764	$79,404
Expenses:
Operating expenses	60,734	56,169
Selling, general and administrative expenses	5,742	5,921
Operating income	21,288	17,314
Interest income	—	2
Net income	$21,288	$17,316
Reconciliation of net income reported by EPIX to equity interest income:
Net income reported by EPIX	$21,288	$17,316
Ownership interest in EPIX	31.15%	31.15%
The Company's share of net income	6,631	5,394
Eliminations of the Company’s share of profits on sales to EPIX (1)	(2,175)	(6,560)
Realization of the Company’s share of profits on sales to EPIX (2)	2,131	4,048
Total equity interest income recorded	$6,587	$2,882
__________________

(1)
Represents the elimination of the gross profit recognized by Lionsgate on sales to EPIX in proportion to Lionsgate's ownership interest in EPIX. The amount of intra-entity profit is calculated as the total gross profit recognized on a title by title basis

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

multiplied by Lionsgate's percentage ownership of EPIX. The table above in the Transactions with EPIX section shows the calculation of the profit eliminated.

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

	Three Months Ended	Three Months Ended
	June 30, 2012	June 30, 2011
	(Amounts in thousands)
Revenue recognized on sales to TV Guide Network	$2,925	$2,925

Gross profit on sales to TV Guide Network	$956	$949
Ownership interest in TV Guide Network	51%	51%
Elimination of the Company's share of profit on sales to TV Guide Network	$488	$484

TV Guide Network Financial Information:
The following table presents summarized balance sheet data as of June 30, 2012 and March 31, 2012 for TV Guide Network:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	June 30, 2012	March 31, 2012
	(Amounts in thousands)
Current assets	$34,222	$41,548
Non-current assets	$233,234	$236,855
Current liabilities	$29,658	$30,979
Non-current liabilities	$33,656	$33,407
Redeemable preferred stock	$238,496	$230,412

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the summarized statement of operations for the three months ended June 30, 2012 and 2011 for TV Guide Network and a reconciliation of the net loss reported by TV Guide Network to equity interest loss recorded by the Company:

	Three Months Ended	Three Months Ended
	June 30, 2012	June 30, 2011
	(Amounts in thousands)
Revenues	$22,064	$28,260
Expenses:
Cost of services	14,638	10,189
Selling, marketing, and general and administration	14,276	15,793
Depreciation and amortization	2,709	2,947
Operating loss	(9,559)	(669)
Interest expense, net	442	460
Accretion of redeemable preferred stock units (1)	8,084	7,042
Total interest expense, net	8,526	7,502
Net loss	$(18,085)	$(8,171)
Reconciliation of net loss reported by TV Guide Network to equity interest loss:
Net loss reported by TV Guide Network	$(18,085)	$(8,171)
Ownership interest in TV Guide Network	51%	51%
The Company's share of net loss	(9,223)	(4,167)
Accretion of dividend and interest income on redeemable preferred stock units (1)	4,123	3,592
Eliminations of the Company’s share of profit on sales to TV Guide Network (2)	(488)	(484)
Realization of the Company’s share of profits on sales to TV Guide Network (3)	575	123
Total equity interest loss recorded	$(5,013)	$(936)
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

(2)
Represents the elimination of the gross profit recognized by Lionsgate on sales to TV Guide Network in proportion to Lionsgate's ownership interest in TV Guide Network. The amount of intra-entity profit is calculated as the total gross profit recognized on a title by title basis multiplied by Lionsgate's percentage ownership of TV Guide Network. The table above in the Transactions with TV Guide Network section shows the calculation of the profit eliminated.

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

4. Other Assets
The composition of the Company’s other assets is as follows as of June 30, 2012 and March 31, 2012:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	June 30, 2012	March 31, 2012
	(Amounts in thousands)
Deferred financing costs, net of accumulated amortization	$31,008	$39,130
Loans receivable	25,429	24,767
Prepaid expenses and other	14,056	14,637
Finite-lived intangible assets	10,630	11,977
	$81,123	$90,511
Deferred Financing Costs. Deferred financing costs primarily include costs incurred in connection with (1) an amended senior revolving credit facility, (2) the issuance of the Senior Secured Second-Priority Notes, (3) a new Term Loan associated with the acquisition of Summit and (4) the issuance of the April 2009 3.625% Notes and the January 2012 4.00% Notes (see Note 5) that are deferred and amortized to interest expense using the effective interest method.
Loans Receivable. The following table sets forth the Company’s loans receivable at June 30, 2012 and March 31, 2012:

	Interest Rate	June 30, 2012	March 31, 2012
	(Amounts in thousands)
Third-party producer	3.2%	$9,117	$9,049
NextPoint, Inc. (“Break Media”)	5.46% - 20.0%	16,312	15,718
		$25,429	$24,767
Prepaid Expenses and Other. Prepaid expenses and other primarily include prepaid expenses and security deposits.
Finite-lived Intangible Assets. Finite-lived intangibles consist primarily of sales agency relationships and trademarks. The composition of the Company's finite-lived intangible assets and the associated accumulated amortization is as follows as of June 30, 2012 and March 31, 2012:

			June 30, 2012			March 31, 2012
	Weighted Average Remaining Life	Range of Remaining Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in years)		(Amounts in thousands)
Finite-lived intangible assets:
Trademarks	5	1 - 5	$8,200	$2,270	$5,930	$8,200	$1,623	$6,577
Sales agency relationships	5	5	6,200	1,500	4,700	6,200	800	5,400
			$14,400	$3,770	$10,630	$14,400	$2,423	$11,977

The aggregate amount of amortization expense associated with the Company's intangible assets for three months ended June 30, 2012 and 2011 was approximately $1.3 million and $0.1 million, respectively. The estimated aggregate amortization expense for each of the years ending March 31, 2013 through 2017 is approximately $3.9 million, $3.7 million, $1.8 million, $0.8 million, and $0.4 million, respectively.

5. Corporate Debt

The total carrying values of corporate debt of the Company, excluding film obligations and production loans, were as follows as of June 30, 2012 and March 31, 2012:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	June 30, 2012	March 31, 2012
	(Amounts in thousands)
Senior revolving credit facility	$289,450	$99,750
Senior secured second-priority notes	431,693	431,510
Term loan	294,698	477,514
Convertible senior subordinated notes	106,296	104,498
Other financing obligations	69	3,778
	$1,122,206	$1,117,050
The following table sets forth future annual contractual principal payment commitments under corporate debt as of June 30, 2012:

	Maturity Date or	Year Ended March 31,
Debt Type	Next Holder Redemption Date (1)	2013	2014	2015	2016	2017	Thereafter	Total
		(Amounts in thousands)
Senior revolving credit facility	July 2013	$—	$289,450	$—	$—	$—	$—	$289,450
Senior secured second-priority notes	November 2016	—	—	—	—	436,000	—	436,000
Term loan	September 2016 (2)	—	—	3,762	35,587	259,811	—	299,160
Principal amounts of convertible senior subordinated notes:
October 2004 2.9375% Notes (conversion price of $11.50 per share)	October 2014	—	—	348	—	—	—	348
February 2005 3.625% Notes (conversion price of $14.28 per share)	March 2015	—	—	23,464	—	—	—	23,464
April 2009 3.625% Notes (conversion price of $8.25 per share)	March 2015	—	—	66,581	—	—	—	66,581
January 2012 4.00% Notes (conversion price of $10.50 per share)	January 2017	—	—	—	—	45,000	—	45,000
Other financing obligations	June 2012	69	—	—	—	—	—	69
		$69	$289,450	$94,155	$35,587	$740,811	$—	1,160,072
Less aggregate unamortized (discount) premium, net								(37,866)
								$1,122,206
(1) The future repayment dates of the convertible senior subordinated notes represent the next redemption date by holders for each series of notes respectively, as described below.
(2) The Term Loan matures on September 7, 2016. The Term Loan is repayable in quarterly installments equal to $13.75 million, with the balance payable on the final maturity date. The Term Loan is also repayable periodically to the extent of the excess cash flow, as defined, generated by Summit and its subsidiaries (see below). Any voluntary prepayments reduces the remaining required quarterly installments on a pro-rata basis.

Senior Revolving Credit Facility
Outstanding Amount. At June 30, 2012, the Company had borrowings of $289.5 million outstanding (March 31, 2012 — $99.8 million).
Availability of Funds. At June 30, 2012, there was $40.8 million available (March 31, 2012 — $230.2 million). The senior revolving credit facility provides for borrowings and letters of credit up to an aggregate of $340 million. The availability of funds is limited by a borrowing base and also reduced by outstanding letters of credit which amounted to $9.7 million at

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

June 30, 2012 (March 31, 2012 — $10.0 million).
Maturity Date. The senior revolving credit facility expires July 25, 2013.
Interest. As of June 30, 2012, the senior revolving credit facility bore interest of 2.5% over the “Adjusted LIBOR” rate (effective interest rate of 2.74% and 2.74% as of June 30, 2012 and March 31, 2012, respectively).
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
Outstanding Amount. The outstanding amount is set forth in the table below:

	June 30, 2012	March 31, 2012
	(Amounts in thousands)
Principal amount of Senior Secured Second-Priority Notes	$436,000	$436,000
Unamortized Aggregate Premium/ (Discount), net	(4,307)	(4,490)
Net carrying amount of Senior Secured Second-Priority Notes	$431,693	$431,510

Maturity Date. The Senior Notes are due November 1, 2016.
Original Issue Discount/Premium. The October 2009 Senior Notes were issued by LGEI at an initial price of 95.222% (original issue discount —4.778%) of the principal amount. The May 2011 Senior Notes were issued by LGEI at an initial price of 102.219% (original issue premium — 2.219%) of the principal amount, plus accrued interest thereon from May 1, 2011, resulting in gross proceeds of approximately $204.4 million and net proceeds of approximately $192.4 million after fees and expenses, including $5.6 million paid in connection with the consent solicitation of holders of the October 2009 Senior Notes. The original issue discount/premium, interest and deferred financing costs are being amortized through November 1, 2016 using the effective interest method. As of June 30, 2012, the remaining amortization period was 4.3 years.

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

Term Loan
In connection with the acquisition of Summit (see Note 9), the Company entered into a new $500.0 million principal amount term loan agreement (the "Term Loan") and received net proceeds of $476.2 million, after original issue discount and offering fees and expenses. The net proceeds were used in connection with the acquisition of Summit to pay off Summit's existing term loan.

During the three months ended June 30, 2012 , the Company made voluntary early repayments of the Term Loan of approximately $163.3 million, in addition to required repayments of $22.2 million. As a result, the Company wrote off a proportionate amount of the related deferred financing costs and unamortized discount in the aggregate of $8.2 million, which is reflected as a loss on extinguishment of debt in the consolidated statements of operations. Additionally, the early repayments reduced the remaining required quarterly installments on a pro-rata basis.
Outstanding Amount. The outstanding amount of the Term Loan is set forth in the table below:

	June 30, 2012	March 31, 2012
	(Amounts in thousands)
Principal amount	$299,160	$484,664
Unamortized discount	(4,462)	(7,150)
Net carrying amount	$294,698	$477,514
Maturity Date. The Term Loan matures on September 7, 2016. The Term Loan is repayable in quarterly installments equal to $13.75 million, with the balance payable on the final maturity date. Any voluntary prepayments reduces the remaining required quarterly installments on a pro-rata basis. The Term Loan is also repayable periodically to the extent of the excess cash flow, as defined, generated by Summit and its subsidiaries.
Interest. The Term Loan bears interest by reference to a base rate or the LIBOR rate (subject to a LIBOR floor of 1.25%), in either case plus an applicable margin of 4.50% in the case of base rate loans and 5.50% in the case of LIBOR loans (effective interest rate of 7.75% and 6.75%, respectively as of June 30, 2012).
Security. The Term Loan is secured by collateral of the Summit assets.
Covenants. The Term Loan contains a number of affirmative and negative covenants that, among other things, require Summit to satisfy certain financial covenants.

Convertible Senior Subordinated Notes
Outstanding Amount. The following table sets forth the convertible senior subordinated notes outstanding at June 30, 2012 and March 31, 2012:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	June 30, 2012			March 31, 2012
	Principal	Unamortized Discount	Net Carrying Amount	Principal	Unamortized Discount	Net Carrying Amount
	(Amounts in thousands)
Convertible Senior Subordinated Notes
October 2004 2.9375% Notes (conversion price of $11.50 per share)	$348	$—	$348	$348	$—	$348
February 2005 3.625% Notes (conversion price of $14.28 per share)	23,464	—	23,464	23,464	—	23,464
April 2009 3.625% Notes (conversion price of $8.25 per share)	66,581	(19,729)	46,852	66,581	(21,119)	45,462
January 2012 4.00% Notes (conversion price of $10.50 per share)	45,000	(9,368)	35,632	45,000	(9,776)	35,224
	$135,393	$(29,097)	$106,296	$135,393	$(30,895)	$104,498

Interest Expense. The effective interest rate on the liability component and the amount of interest expense, which includes both the contractual interest coupon and amortization of the discount on the liability component, for the three months ended June 30, 2012 and 2011 are presented below.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended	Three Months Ended
	June 30, 2012	June 30, 2011
	(Amounts in thousands)
October 2004 2.9375% Convertible Senior Subordinated Notes:
Effective interest rate of liability component (9.65%)
Interest expense
Contractual interest coupon	$5	$266
Amortization of discount on liability component and debt issuance costs	—	616
	5	882
February 2005 3.625% Convertible Senior Subordinated Notes:
Effective interest rate of liability component (10.03%)
Interest expense
Contractual interest coupon	248	213
Amortization of discount on liability component and debt issuance costs	6	374
	254	587
April 2009 3.625% Convertible Senior Subordinated Notes:
Effective interest rate of liability component (17.26%)
Interest expense
Contractual interest coupon	603	603
Amortization of discount on liability component and debt issuance costs	1,398	1,175
	2,001	1,778
January 2012 4.00% Convertible Senior Subordinated Notes:
Effective interest rate of liability component (9.56%)
Interest expense
Contractual interest coupon	450	—
Amortization of discount on liability component and debt issuance costs	420	—
	870	—
Total
Contractual interest coupon	1,306	1,082
Amortization of discount on liability component and debt issuance costs	1,824	2,165
	$3,130	$3,247
Convertible Senior Subordinated Notes Terms
October 2004 2.9375% Notes. In October 2004, LGEI sold $150.0 million of the October 2004 2.9375% Notes, of which $50.1 million was allocated to the equity component.
Outstanding Amount: As of June 30, 2012, $0.3 million of aggregate principal amount (carrying value — $0.3 million) of the October 2004 2.9375% Notes remains outstanding.
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
February 2005 3.625% Notes. In February 2005, LGEI sold $175.0 million of February 2005 3.625% Notes, of which $53.0 million was allocated to the equity component.
Outstanding Amount: As of June 30, 2012, $23.5 million of aggregate principal amount (carrying value — $23.5 million) of the February 2005 3.625% Notes remains outstanding. All of the outstanding February 2005 3.625% Notes were redeemed or converted into common shares in July 2012 (see Subsequent Events Note 18).
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
Outstanding Amount: As of June 30, 2012, $66.6 million of aggregate principal amount (carrying value — $46.9 million) of the April 2009 3.625% Notes remains outstanding.
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
Outstanding Amount: As of June 30, 2012, $45.0 million of aggregate principal amount (carrying value — $35.6 million) of the January 2012 4.00% Notes remains outstanding.
Interest: Interest on the January 2012 4.00% Notes is payable at 4.00% per annum semi-annually on January 15 and July 15 of each year, commencing on July 15, 2012.
Maturity Date: The January 2012 4.00% Notes will mature on January 11, 2017.
Redeemable by Holder: The holder may require LGEI to repurchase the January 2012 4.00% Notes upon a “designated event” consisting of certain changes in control, change of management or termination of trading, at a price equal to 100% of the principal amount of the January 2012 4.00% Notes to be repurchased plus accrued and unpaid interest.
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
Other Financing Obligations
On June 1, 2007, the Company entered into a bank financing agreement for $3.7 million to fund the acquisition of certain capital assets. Interest was payable in monthly payments totaling $0.3 million per year at an interest rate of 8.02%, with the entire principal due June 2012. In June 2012, the Company repaid this financing obligation.

6. Participations and Residuals
The Company expects approximately 68% of accrued participations and residuals will be paid during the one-year period ending June 30, 2013.

7. Film Obligations and Production Loans

	June 30, 2012	March 31, 2012
	(Amounts in thousands)
Film obligations	$78,437	$98,750
Production loans
Individual production loans	222,927	352,960
Pennsylvania Regional Center production loans	65,500	65,500
Film credit facility	36,424	43,940
Total film obligations and production loans	$403,288	$561,150

The following table sets forth future annual repayment of film obligations and production loans as of June 30, 2012:

	Nine Months Ended
	March 31,	Year Ended March 31,
	2013	2014	2015	2016	2017	Thereafter	Total
	(Amounts in thousands)
Film obligations	$30,478	$19,409	$15,993	$11,662	$2,000	$3,000	$82,542
Production loans
Individual production loans	136,857	86,070	—	—	—	—	222,927
Pennsylvania Regional Center production loans	—	65,500	—	—	—	—	65,500
Film credit facility	36,424	—	—	—	—	—	36,424
	$203,759	$170,979	$15,993	$11,662	$2,000	$3,000	407,393
Less imputed interest on film obligations							(4,105)
							$403,288
Film Obligations
Film obligations include minimum guarantees, which represent amounts payable for film rights that the Company has acquired and certain theatrical marketing obligations, which represent amounts received from third parties that are contractually committed for theatrical marketing expenditures associated with specific titles.
Individual Production Loans
Production loans represent individual loans for the production of film and television programs that the Company produces. Individual production loans have contractual repayment dates either at or near the expected completion date, with the exception of certain loans containing repayment dates on a longer term basis. Individual production loans of $207.9 million incur interest at rates ranging from 3.48% to 3.74%, and approximately $15.0 million of production loans are non-interest bearing.
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
Outstanding Amount. At June 30, 2012, the Company had borrowings of $65.5 million (March 31, 2012 — $65.5 million).
Availability of Funds. At June 30, 2012, there were no amounts available under this agreement (March 31, 2012 — nil).
Maturity Date. All amounts borrowed under this loan agreement with the Pennsylvania Regional Center are due April 11, 2013, five years from the date that the Company began to borrow under this agreement.
Interest. Amounts borrowed under the agreement carry an interest rate of 1.5%, which is payable semi-annually.
Security. The loan is secured by a first priority security interest in the Company’s film library pursuant to an intercreditor agreement with the Company’s senior lender under the Company’s senior revolving credit facility. Pursuant to the terms of the Company’s senior revolving credit facility, the Company is required to maintain certain collateral equal to the loans outstanding plus 5% under this facility. Such collateral can consist of cash, cash equivalents or debt securities, including the Company’s convertible senior subordinated notes repurchased. As of June 30, 2012, $72.8 million principal value (fair value — $84.5 million) of the Company’s convertible senior subordinated notes repurchased in December 2009 was held as collateral under the Company’s senior revolving credit facility (March 31, 2012 — $72.8 million principal value, $83.1 million fair value).

Film Credit Facility

On October 6, 2009, the Company entered into a revolving film credit facility agreement, as amended effective December 31, 2009 and June 22, 2010 (the “Film Credit Facility”), which provides for borrowings for the acquisition or production of motion pictures.
Outstanding Amount. At June 30, 2012, the Company had borrowings of $36.4 million (March 31, 2012 — $43.9 million).
Availability of Funds. Currently, the Film Credit Facility provides for total borrowings up to $130 million, subject to a borrowing base, which can vary based on the amount of sales contracts in place on pictures financed under the facility. The Company reduced the borrowing commitment from $130 million to $60 million in July 2012.
Maturity Date. The Film Credit Facility has a maturity date of April 6, 2013. Borrowings under the Film Credit Facility are due the earlier of (a) nine months after delivery of each motion picture or (b) April 6, 2013.
Interest. As of June 30, 2012, the Film Credit Facility bore interest of 3.25% over the “LIBO” rate (as defined in the credit agreement). The weighted average interest rate on borrowings outstanding as of June 30, 2012 was 3.5% (March 31, 2012 — 3.49%).
Commitment Fee. The Company is required to pay a quarterly commitment fee of 0.75% per annum on the unused commitment under the Film Credit Facility.
Security. Borrowings under the Film Credit Facility are subject to a borrowing base calculation and are secured by interests in the related motion pictures, together with certain other receivables from other motion picture and television productions pledged by the Company, including a minimum pledge of such receivables of $25 million. Receivables pledged to the Film Credit Facility must be excluded from the borrowing base calculation under the Company’s senior revolving credit facility.

8. Fair Value Measurements
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

The following table sets forth the carrying values and fair values of the Company’s investment in TV Guide Network's mandatorily redeemable preferred stock units and outstanding debt at June 30, 2012 and March 31, 2012:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	June 30, 2012		March 31, 2012
	(Amounts in thousands)
	Carrying Value	Fair Value	Carrying Value	Fair Value
		(Level 3)		(Level 3)
Assets:
Investment in TV Guide Network's Mandatorily Redeemable Preferred Stock Units	$101,393	$147,357	$106,406	$145,029

	Carrying Value	Fair Value	Carrying Value	Fair Value
		(Level 2)		(Level 2)
Liabilities:
October 2004 2.9375% Convertible Senior Subordinated Notes	$348	$246	$348	$237
February 2005 3.625% Convertible Senior Subordinated Notes	23,464	23,464	23,464	19,295
April 2009 3.625% Convertible Senior Subordinated Notes	46,852	53,056	45,462	59,083
January 2012 4.00% Convertible Senior Subordinated Notes	35,632	36,477	35,224	35,619
Individual production loans	222,927	222,017	352,960	351,911
Pennsylvania Regional Center Loan	65,500	64,116	65,500	63,679
Senior Secured Second-Priority Notes	431,693	476,330	431,510	479,055
Term Loan	294,698	296,542	477,514	480,423
	$1,121,114	$1,172,248	$1,431,982	$1,489,302

9. Acquisitions and Divestitures
Summit
On January 13, 2012, the Company purchased all of the membership interests in Summit Entertainment, LLC (“Summit”), a worldwide independent film producer and distributor. The aggregate purchase price was approximately $412.1 million, which consisted of $361.9 million in cash and 5,837,781 in the Company's common shares (a part of which are included in escrow for indemnification purposes). Approximately $279.4 million of the purchase price and acquisition costs were funded with cash on the balance sheet of Summit. The value assigned to the shares for purposes of recording the acquisition was $50.2 million and was based on the closing price of the Company’s common shares on the date of closing of the acquisition. Additionally, the Company may be obligated to pay additional cash consideration of up to $7.5 million pursuant to the purchase agreement, should the domestic theatrical receipts from certain films meet certain target performance thresholds.
In addition, on the date of the close, Summit's existing term loan of $507.8 million was paid off with cash from Lionsgate and the net proceeds of $476.2 million, after fees and expenses, from a new term loan with a principal amount of $500.0 million, maturing on September 7, 2016 (see Note 5).
The acquisition was accounted for as a purchase, with the results of operations of Summit included in the Company's consolidated results from January 13, 2012. The Company made a provisional allocation of the estimated purchase price of Summit to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair value. During the measurement period, the Company adjusted the provisional allocation of the estimated purchase price for new information obtained about facts and circumstances that existed as of the acquisition date, that if known, would have affected the measurements of the amounts recognized at that date. The measurement period adjustments were not considered significant to retrospectively adjust the provisional allocation as of January 13, 2012. The allocation of the purchase price is as follows:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Preliminary purchase price consideration:	(Amounts in thousands)
Cash	$361,914
Fair value of 5,837,781 of Lionsgate's shares issued	50,205
Estimated purchase price	412,119

Fair value of contingent consideration	5,900
Required repayment of Summit's existing Term Loan	507,775
Total estimated purchase consideration including debt repayment	$925,794

Provisional allocation of the estimated total purchase consideration (1):
Cash and cash equivalents	$315,932
Restricted cash	5,126
Accounts receivable, net	161,203
Investment in films and television programs, net	624,609
Other assets acquired	7,972
Finite-lived intangible assets:
Sales agency relationships	6,200
Tradenames	6,600
Other liabilities assumed	(295,008)
Fair value of net assets acquired	832,634
Goodwill	93,160
$925,794
(1) Measurement period adjustments include a decrease to investment in films and television programs, net of $10.2 million and a decrease to other liabilities assumed of $10.5 million, resulting in a net increase of $0.3 million of the fair value of net assets acquired and a decrease of $0.3 million to goodwill.
Goodwill of $93.2 million represents the excess of the purchase price over the preliminary estimate of the fair value of the underlying tangible and identifiable intangible assets acquired and liabilities assumed. The acquisition goodwill arises from the opportunity for synergies of the combined companies, strengthening our global distribution infrastructure and building a stronger presence in the entertainment industry allowing for enhanced positioning for motion picture projects and selling opportunities. Although the goodwill will not be amortized for financial reporting purposes, it is anticipated that substantially all of the goodwill will be deductible for federal tax purposes over the statutory period of 15 years.

The following unaudited pro forma condensed consolidated statement of operations presented below illustrate the results of operations of the Company as if the acquisition of Summit as described above and the issuance of the $45.0 million Convertible Senior Subordinated Notes issued in connection with the acquisition occurred at the beginning of the prior period presented. The information below is based on the provisional estimate of the purchase price allocation to the assets and liabilities acquired as shown above. The statements of operations information below includes the statements of operations of Summit for the three months ended March 31, 2011 combined with the Company's statements of operations for the three months ended June 30, 2011.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Three Months Ended
June 30, 2011

Revenues	$412,228
Operating income	$48,227
Net income	$20,913
Basic Net Income Per Common Share	$0.15
Diluted Net Income Per Common Share	$0.15
Weighted average number of common shares outstanding - Basic	142,849
Weighted average number of common shares outstanding - Diluted	143,195
The unaudited pro forma condensed consolidated statement of operations does not include any adjustments for any restructuring activities, operating efficiencies or cost savings.
In connection with the Summit acquisition, the Company incurred severance charges of $8.7 million, which was included in general and administrative expenses on the consolidated statement of operations for the year ended March 31, 2012 as part of management's plan to integrate and restructure the combined companies. An additional $1.7 million of severance charges were incurred in the three months ended June 30, 2012. As of June 30, 2012, $0.9 million of the severance costs remained unpaid and are reflected in accounts payable and accrued liabilities on the consolidated balance sheet. All severance costs relate to the Motion Pictures segment.

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

10. Direct Operating Expenses

	Three Months Ended	Three Months Ended
	June 30, 2012	June 30, 2011
	(Amounts in thousands)
Amortization of films and television programs	$167,097	$84,983
Participations and residual expense	78,603	55,136
Other expenses:
Provision (benefit) for doubtful accounts	(687)	(418)
Foreign exchange losses (gains)	805	(343)
	$245,818	$139,358

11. Net Income (Loss) Per Share
Basic net income (loss) per share is calculated based on the weighted average common shares outstanding for the period. Basic net income (loss) per share for the three months ended June 30, 2012, and 2011 is presented below:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended	Three Months Ended
	June 30, 2012	June 30, 2011
		As adjusted (Note 1)
	(Amounts in thousands)
Basic Net Income (Loss) Per Common Share:
Numerator:
Net income (loss)	$(44,200)	$10,334
Denominator:
Weighted average common shares outstanding	133,234	137,011
Basic Net Income (Loss) Per Common Share	$(0.33)	$0.08

Diluted net income (loss) per common share reflects the potential dilutive effect, if any, of the conversion of the October 2004 2.9375% Notes, the February 2005 3.625% Notes, the April 2009 3.625% Notes and the January 2012 4.00% Notes under the "if converted" method. Diluted net income (loss) per common share also reflects share purchase options and restricted share units using the treasury stock method when dilutive, and any contingently issuable shares when dilutive. Diluted net income (loss) per common share for the three months ended June 30, 2012 and 2011 is presented below:

	Three Months Ended	Three Months Ended
	June 30, 2012	June 30, 2011
		As adjusted (Note 1)
	(Amounts in thousands)
Diluted Net Income (Loss) Per Common Share:
Numerator:
Net income (loss)	$(44,200)	$10,334
Denominator:
Weighted average common shares outstanding	133,234	137,011
Effect of dilutive securities:
Share purchase options	—	2
Restricted share units	—	344
Adjusted weighted average common shares outstanding	133,234	137,357
Diluted Net Income (Loss) Per Common Share	$(0.33)	$0.08
`

As of June 30, 2012 and 2011, the outstanding common shares issuable presented below were excluded from diluted net income (loss) per common share because their inclusion would have had an anti-dilutive effect.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	June 30, 2012	June 30, 2011
	(Amounts in thousands)
Anti-dilutive shares issuable
Conversion of notes	14,029	12,055
Share purchase options	3,519	3,310
Restricted share units	1,539	1,402
Contingently issuable restricted share units	593	391
Total weighted average anti-dilutive shares issuable excluded from Diluted Net Loss Per Common Share	19,680	17,158

The Company had 500,000,000 authorized common shares at June 30, 2012 and March 31, 2012. The table below outlines common shares reserved for future issuance:

	June 30, 2012	March 31, 2012
	(Amounts in thousands)
Stock options outstanding, average exercise price $10.51 (March 31, 2012 - $10.20)	3,519	3,157
Restricted share units — unvested	2,132	1,867
Share purchase options and restricted share units available for future issuance	1,115	1,984
Shares issuable upon conversion of October 2004 2.9375% Notes at conversion price of $11.50 per share	30	30
Shares issuable upon conversion of February 2005 3.625% Notes at conversion price of $14.28 per share	1,643	1,643
Shares issuable upon conversion of April 2009 3.625% Notes at conversion price of $8.25 per share	8,070	8,070
Shares issuable upon conversion of January 2012 4.00% Notes at conversion price of $10.50 per share	4,286	4,286
Shares reserved for future issuance	20,795	21,037

12. Accounting for Share-Based Compensation

The Company recognized the following share-based compensation expense during the three months ended June 30, 2012, and 2011:

	Three Months Ended	Three Months Ended
	June 30, 2012	June 30, 2011
	(Amounts in thousands)
Compensation Expense:
Stock Options	$299	$31
Restricted Share Units and Other Share-based Compensation	7,224	2,230
Stock Appreciation Rights	2,226	345
Total	$9,749	$2,606

There was no income tax benefit recognized in the statements of operations for share-based compensation arrangements during the three months ended June 30, 2012 and 2011.
During the three months ended June 30, 2012, the Company granted 451,743 and 873,497 stock options and restricted share units, respectively, at a weighted-average grant-date fair value of $5.17 and $12.49, respectively.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The total intrinsic value of options exercised as of each exercise date during the three months ended June 30, 2012 and 2011 was $0.1 million and nil, respectively.
Total unrecognized compensation cost related to unvested stock options and restricted share unit awards at June 30, 2012 are $2.5 million and $15.7 million, respectively, and are expected to be recognized over a weighted average period of 2.3 and 1.5 years, respectively.
Stock Appreciation Rights
The Company has the following stock appreciation rights (“SARs”) outstanding as of June 30, 2012:

Grant Date	SARs Outstanding	Vested and Exercisable	Exercise Price	Original Vesting Period (see below)	Expiration Date	Fair Value June 30, 2012	Liability June 30, 2012
							(in thousands)
July 14, 2008	750,000	750,000	$9.56	3 years	July 14, 2013	$5.69	$4,269
February 5, 2009	150,000	150,000	$5.45	3 years	February 5, 2014	$9.40	$1,410
April 6, 2009	75,000	75,000	$5.17	4 years	April 6, 2014	$9.68	$726
March 17, 2010	500,000	500,000	$5.95	4 years	March 17, 2015	$9.07	$4,537
February 15, 2011	1,000,000	1,000,000	$6.13	3 years	February 15, 2016	$9.14	$9,135
January 19, 2012	2,400,000	—	$9.48	3 years	January 19, 2017	$7.13	$2,546
February 9, 2012	350,000	—	$11.01	3 years	February 9, 2017	$6.36	$289

At June 30, 2012, the Company has a stock-based compensation liability accrual in the amount of $22.9 million (March 31, 2012 — $32.4 million) included in accounts payable and accrued liabilities on the consolidated balance sheets relating to these SARs.

During the year ended March 31, 2012, certain individuals exercised 700,000 and 625,000 SARs granted on February 5, 2009 and April 6, 2009, respectively. Due to the exercise dates for these SARs occurring at the end of the fiscal year, $12.8 million relating to these SARs that was included in the Company's stock-based compensation liability accrual at March 31, 2012 was subsequently paid in April 2012.
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
At June 30, 2012, the following assumptions were used in the Black-Scholes option-pricing model:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Grant Date	Risk-Free Interest Rate	Expected Option Lives (in years)	Expected Volatility for Options	Expected Dividend Yield
July 14, 2008	0.2%	1.0 year	45%	—%
February 5, 2009	0.3%	1.6 years	45%	—%
April 6, 2009	0.3%	1.8 years	45%	—%
March 17, 2010	0.4%	2.7 years	40%	—%
February 15, 2011	0.6%	3.6 years	40%	—%
January 19, 2012	0.7%	4.6 years	38%	—%
February 9, 2012	0.7%	4.6 years	38%	—%

13. Segment Information
Accounting guidance requires the Company to make certain disclosures about each reportable segment. The Company’s reportable segments are determined based on the distinct nature of their operations and each segment is a strategic business unit that offers different products and services and is managed separately. The Company has two reportable business segments as of June 30, 2012: Motion Pictures and Television Production.
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

Segmented information by business unit is as follows:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended	Three Months Ended
	June 30, 2012	June 30, 2011
	(Amounts in thousands)
Segment revenues
Motion Pictures	$406,534	$192,517
Television Production	65,286	68,742
	$471,820	$261,259
Direct operating expenses
Motion Pictures	$193,682	$86,187
Television Production	52,136	53,171
	$245,818	$139,358
Distribution and marketing
Motion Pictures	$172,900	$59,099
Television Production	5,809	5,647
	$178,709	$64,746
Segment contribution before general and administration expenses
Motion Pictures	$39,952	$47,231
Television Production	7,341	9,924
	$47,293	$57,155
General and administration
Motion Pictures	$16,835	$12,185
Television Production	2,713	2,672
	$19,548	$14,857
Segment profit
Motion Pictures	$23,117	$35,046
Television Production	4,628	7,252
	$27,745	$42,298
Acquisition of investment in films and television programs
Motion Pictures	$81,051	$150,607
Television Production	79,954	51,169
	$161,005	$201,776

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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment profit is defined as segment revenue less segment direct operating, distribution and marketing, and general and administration expenses. The reconciliation of total segment profit to the Company’s income (loss) before income taxes is as follows:

	Three Months Ended	Three Months Ended
	June 30, 2012	June 30, 2011
		As adjusted
	(Amounts in thousands)
Company’s total segment profit	$27,745	$42,298
Less:
Shared services and corporate expenses (1)	(32,796)	(13,065)
Depreciation and amortization	(2,105)	(1,234)
Interest expense	(27,490)	(16,335)
Interest and other income	950	442
Loss on extinguishment of debt	(8,159)	(531)
Equity interests loss	(145)	(40)
Income (loss) before income taxes	$(42,000)	$11,535

(1)
Includes share-based compensation expense of $9.7 million and $2.6 million, for the three months ended June 30, 2012 and 2011, respectively. The three months ended June 30, 2012 also includes severance and transaction costs related to the acquisition of Summit of $1.7 million. The three months ended June 30, 2011 includes a benefit for charges associated with a shareholder activist matter of $3.9 million related to a negotiated settlement with a vendor of costs incurred and recorded in fiscal year 2011, and insurance recoveries of related litigation offset by other costs.

The following table sets forth significant assets as broken down by segment and other unallocated assets as of June 30, 2012 and March 31, 2012:

	June 30, 2012			March 31, 2012
	Motion Pictures	Television Production	Total	Motion Pictures	Television Production	Total
	(Amounts in thousands)
Significant assets by segment
Accounts receivable	$386,444	$200,915	$587,359	$577,463	$207,067	$784,530
Investment in films and television programs, net	1,139,769	172,280	1,312,049	1,202,692	126,361	1,329,053
Goodwill	297,400	28,961	326,361	297,672	28,961	326,633
	$1,823,613	$402,156	$2,225,769	$2,077,827	$362,389	$2,440,216
Other unallocated assets (primarily cash, other assets, and equity method investments)			345,662			347,779
Total assets			$2,571,431			$2,787,995

Purchases of property and equipment amounted to $0.4 million and $0.4 million for the three months ended June 30, 2012 and 2011, respectively.

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

15. Consolidating Financial Information — Convertible Senior Subordinated Notes

The October 2004 2.9375% Notes, the February 2005 3.625% Notes, the April 2009 3.625% Notes, and the January 2012 4.00% by their terms, are fully and unconditionally guaranteed by the Company.

The following tables present condensed consolidating financial information as of June 30, 2012 and March 31, 2012, and for the three months ended June 30, 2012 and 2011 for (1) the Company, on a stand-alone basis, (2) LGEI, on a stand-alone basis, (3) the non-guarantor subsidiaries of the Company (including the subsidiaries of LGEI), on a combined basis (collectively, the “Non-guarantor Subsidiaries”) and (4) the Company, on a consolidated basis.

	As of
	June 30, 2012
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	Lions Gate Consolidated
	(Amounts in thousands)
BALANCE SHEET
Assets
Cash and cash equivalents	$1,054	$7,029	$59,500	$—	$67,583
Restricted cash	—	12,602	3,845	—	16,447
Accounts receivable, net	491	7,836	579,032	—	587,359
Investment in films and television programs, net	2	6,391	1,307,680	(2,024)	1,312,049
Property and equipment, net	—	7,222	2,168	—	9,390
Equity method investments	—	9,827	162,265	(973)	171,119
Goodwill	10,173	—	316,188	—	326,361
Other assets	49,194	44,575	36,354	(49,000)	81,123
Subsidiary investments and advances	(12,309)	233,556	(430,248)	209,001	—
	$48,605	$329,038	$2,036,784	$157,004	$2,571,431
Liabilities and Shareholders’ Equity (Deficiency)
Senior revolving credit facility	$—	$289,450	$—	$—	$289,450
Senior secured second-priority notes	—	431,693	—	—	431,693
Term loan	—	—	294,698	—	294,698
Accounts payable and accrued liabilities	461	76,729	242,608	36	319,834
Participations and residuals	185	3,411	399,174	398	403,168
Film obligations and production loans	73	—	403,215	—	403,288
Convertible senior subordinated notes and other financing obligations	—	106,296	49,069	(49,000)	106,365
Deferred revenue	—	17,779	258,388	(1,118)	275,049
Shareholders’ equity (deficiency)	47,886	(596,320)	389,632	206,688	47,886
	$48,605	$329,038	$2,036,784	$157,004	$2,571,431

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended
	June 30, 2012
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	Lions Gate Consolidated
		(Amounts in thousands)
STATEMENT OF OPERATIONS
Revenues	$—	$399	$471,421	$—	$471,820
EXPENSES:
Direct operating	—	634	245,186	(2)	245,818
Distribution and marketing	(1)	529	178,181	—	178,709
General and administration	370	31,610	20,495	(131)	52,344
Depreciation and amortization	—	373	1,732	—	2,105
Total expenses	369	33,146	445,594	(133)	478,976
OPERATING INCOME (LOSS)	(369)	(32,747)	25,827	133	(7,156)
Other expenses (income):
Interest expense	—	17,527	10,204	(241)	27,490
Interest and other income	(2)	(841)	(348)	241	(950)
Loss on extinguishment of debt	—	—	8,159	—	8,159
Total other expenses (income)	(2)	16,686	18,015	—	34,699
INCOME (LOSS) BEFORE EQUITY INTERESTS AND INCOME TAXES	(367)	(49,433)	7,812	133	(41,855)
Equity interests income (loss)	(43,833)	3,551	1,626	38,511	(145)
INCOME (LOSS) BEFORE INCOME TAXES	(44,200)	(45,882)	9,438	38,644	(42,000)
Income tax provision (benefit)	—	357	1,843	—	2,200
NET INCOME (LOSS)	(44,200)	(46,239)	7,595	38,644	(44,200)
Foreign currency translation adjustments	(1,426)	3,120	5,345	(8,960)	(1,921)
Net unrealized gain on foreign exchange contracts	—	—	495	—	495
COMPREHENSIVE INCOME (LOSS)	$(45,626)	$(43,119)	$13,435	$29,684	$(45,626)

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended
	June 30, 2012
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	Lions Gate Consolidated
	(Amounts in thousands)
STATEMENT OF CASH FLOWS
NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	$3,317	$(182,790)	$330,488	$—	$151,015
INVESTING ACTIVITIES:
Purchases of property and equipment	—	(358)	(28)	—	(386)
NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	—	(358)	(28)	—	(386)
FINANCING ACTIVITIES:
Exercise of stock options	52	—	—	—	52
Tax withholding requirements on equity awards	(2,745)	—	—	—	(2,745)
Borrowings under senior revolving credit facility	—	274,700	—	—	274,700
Repayments of borrowings under senior revolving credit facility	—	(85,000)	—	—	(85,000)
Borrowings under individual production loans	—	—	33,911	—	33,911
Repayment of individual production loans	—	—	(163,944)	—	(163,944)
Production loan borrowings under film credit facility	—	—	3,058	—	3,058
Production loan repayments under film credit facility	—	—	(10,575)	—	(10,575)
Change in restricted cash collateral associated with financing activities	—	—	(7,467)	—	(7,467)
Repayments of borrowings under Term Loan associated with the acquisition of Summit	—	—	(185,504)	—	(185,504)
Repayment of other financing obligations	—	—	(3,710)	—	(3,710)
NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	(2,693)	189,700	(334,231)	—	(147,224)
NET CHANGE IN CASH AND CASH EQUIVALENTS	624	6,552	(3,771)	—	3,405
FOREIGN EXCHANGE EFFECTS ON CASH	(131)	—	11	—	(120)
CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	561	477	63,260	—	64,298
CASH AND CASH EQUIVALENTS — END OF PERIOD	$1,054	$7,029	$59,500	$—	$67,583

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of
	March 31, 2012
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	Lions Gate Consolidated
	(Amounts in thousands)
BALANCE SHEET
Assets
Cash and cash equivalents	$561	$477	$63,260	$—	$64,298
Restricted cash	—	7,169	4,767	—	11,936
Accounts receivable, net	498	11,046	772,986	—	784,530
Investment in films and television programs, net	2	6,391	1,325,337	(2,677)	1,329,053
Property and equipment, net	—	7,236	2,536	—	9,772
Equity method investments	—	11,598	160,481	(817)	171,262
Goodwill	10,173	—	316,460	—	326,633
Other assets	49,198	48,923	41,390	(49,000)	90,511
Subsidiary investments and advances	30,136	98,990	(311,142)	182,016	—
	$90,568	$191,830	$2,376,075	$129,522	$2,787,995
Liabilities and Shareholders’ Equity (Deficiency)
Senior revolving credit facility	$—	$99,750	$—	$—	$99,750
Senior secured second-priority notes	—	431,510	—	—	431,510
Term loan	—	—	477,514	—	477,514
Accounts payable and accrued liabilities	520	88,065	282,438	69	371,092
Participations and residuals	189	3,411	416,227	498	420,325
Film obligations and production loans	74	—	561,076	—	561,150
Convertible senior subordinated notes and other financing obligations	—	104,498	52,778	(49,000)	108,276
Deferred revenue	—	17,798	210,795	—	228,593
Shareholders’ equity (deficiency)	89,785	(553,202)	375,247	177,955	89,785
	$90,568	$191,830	$2,376,075	$129,522	$2,787,995

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended
	June 30, 2011
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	Lions Gate Consolidated
	(Amounts in thousands)
STATEMENT OF OPERATIONS
Revenues	$—	$11,239	$250,397	$(377)	$261,259
EXPENSES:
Direct operating	—	(85)	137,333	2,110	139,358
Distribution and marketing	—	(94)	64,895	(55)	64,746
General and administration	1,116	11,872	14,971	(37)	27,922
Depreciation and amortization	—	867	367	—	1,234
Total expenses	1,116	12,560	217,566	2,018	233,260
OPERATING INCOME (LOSS)	(1,116)	(1,321)	32,831	(2,395)	27,999
Other expenses (income):
Interest expense	—	14,147	2,408	(220)	16,335
Interest and other income	(39)	(492)	(131)	220	(442)
Loss on extinguishment of debt	—	531	—	—	531
Total other expenses (income)	(39)	14,186	2,277	—	16,424
INCOME (LOSS) BEFORE EQUITY INTERESTS AND INCOME TAXES	(1,077)	(15,507)	30,554	(2,395)	11,575
Equity interests income (loss)	11,364	26,509	(560)	(37,353)	(40)
INCOME (LOSS) BEFORE INCOME TAXES	10,287	11,002	29,994	(39,748)	11,535
Income tax provision (benefit)	(47)	563	685	—	1,201
NET INCOME (LOSS)	10,334	10,439	29,309	(39,748)	10,334
Foreign currency translation adjustments	110	(909)	(1,269)	2,142	74
Net unrealized gain on foreign exchange contracts	—	—	36	—	36
COMPREHENSIVE INCOME (LOSS)	$10,444	$9,530	$28,076	$(37,606)	$10,444

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended
	June 30, 2011
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	Lions Gate Consolidated
	(Amounts in thousands)
STATEMENT OF CASH FLOWS
NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	$7,702	$(77,679)	$25,518	$—	$(44,459)
INVESTING ACTIVITIES:
Investment in equity method investees	(475)	—	—	—	(475)
Increase in loans receivable	—	(1,500)	—	—	(1,500)
Purchases of property and equipment	—	(272)	(139)	—	(411)
NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	(475)	(1,772)	(139)	—	(2,386)
FINANCING ACTIVITIES:
Tax withholding requirements on equity awards	(918)	—	—	—	(918)
Borrowings under senior revolving credit facility	—	95,400	—	—	95,400
Repayments of borrowings under senior revolving credit facility	—	(165,150)	—	—	(165,150)
Borrowings under individual production loans	—	—	48,466	—	48,466
Repayment of individual production loans	—	—	(78,595)	—	(78,595)
Production loan borrowings under film credit facility	—	—	7,711	—	7,711
Production loan repayments under film credit facility	—	—	(8,536)	—	(8,536)
Proceeds from sale of senior secured second-priority notes, net of deferred financing costs	—	192,396	—	—	192,396
Repurchase of convertible senior subordinated notes	—	(19,476)	—	—	(19,476)
NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	(918)	103,170	(30,954)	—	71,298
NET CHANGE IN CASH AND CASH EQUIVALENTS	6,309	23,719	(5,575)	—	24,453
FOREIGN EXCHANGE EFFECTS ON CASH	25	—	143	—	168
CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	795	6,451	79,173	—	86,419
CASH AND CASH EQUIVALENTS — END OF PERIOD	$7,129	$30,170	$73,741	$—	$111,040

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16. Consolidating Financial Information — Senior Secured Second-Priority Notes
In October 2009, the Company issued $236.0 million aggregate principal amount of the Senior Notes, and in May 2011, the Company issued an additional $200.0 million aggregate principal amount of the Senior Notes, in a private offering conducted pursuant to Rule 144A and Regulation S under the Securities Act through LGEI.
The Company has agreed to make available to the trustee and the holders of the Senior Notes the following tables which present condensed consolidating financial information as of June 30, 2012 and March 31, 2012, and for the three months ended June 30, 2012, and 2011 for (1) the Company, on a stand-alone basis, (2) LGEI, on a stand-alone basis, (3) the guarantor subsidiaries of the Company (including the subsidiaries of LGEI), on a combined basis (4) the non-guarantor subsidiaries of the Company (including the subsidiaries of LGEI), on a combined basis and (5) the Company, on a consolidated basis.

	As of
	June 30, 2012
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.
			Other Subsidiaries		Consolidating Adjustments	Lions Gate Consolidated
			Guarantors	Non-guarantors
	(Amounts in thousands)
BALANCE SHEET
Assets
Cash and cash equivalents	$1,054	$7,029	$1,308	$58,192	$—	$67,583
Restricted cash	—	12,602	—	3,845	—	16,447
Accounts receivable, net	491	7,836	399,059	179,973	—	587,359
Investment in films and television programs, net	2	6,391	756,654	552,229	(3,227)	1,312,049
Property and equipment, net	—	7,222	116	2,052	—	9,390
Equity method investments	—	9,827	59,833	102,852	(1,393)	171,119
Goodwill	10,173	—	192,830	123,358	—	326,361
Other assets	49,194	44,575	9,334	27,020	(49,000)	81,123
Subsidiary investments and advances	(12,309)	233,556	(230,312)	(197,032)	206,097	—
	$48,605	$329,038	$1,188,822	$852,489	$152,477	$2,571,431
Liabilities and Shareholders’ Equity (Deficiency)
Senior revolving credit facility	$—	$289,450	$—	$—	$—	$289,450
Senior secured second-priority notes	—	431,693	—	—	—	431,693
Term loan	—	—	—	294,698	—	294,698
Accounts payable and accrued liabilities	461	76,729	173,201	69,407	36	319,834
Participations and residuals	185	3,411	254,710	144,576	286	403,168
Film obligations and production loans	73	—	298,228	104,987	—	403,288
Convertible senior subordinated notes and other financing obligations	—	106,296	9	49,060	(49,000)	106,365
Deferred revenue	—	17,779	179,667	78,721	(1,118)	275,049
Shareholders’ equity (deficiency)	47,886	(596,320)	283,007	111,040	202,273	47,886
	$48,605	$329,038	$1,188,822	$852,489	$152,477	$2,571,431

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended
	June 30, 2012
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.
			Other Subsidiaries		Consolidating Adjustments	Lions Gate Consolidated
			Guarantors	Non-guarantors
	(Amounts in thousands)
STATEMENT OF OPERATIONS
Revenues	$—	$399	$399,037	$104,320	$(31,936)	$471,820
EXPENSES:
Direct operating	—	634	214,153	72,789	(41,758)	245,818
Distribution and marketing	(1)	529	156,492	21,689	—	178,709
General and administration	370	31,610	16,687	3,808	(131)	52,344
Depreciation and amortization	—	373	83	1,649	—	2,105
Total expenses	369	33,146	387,415	99,935	(41,889)	478,976
OPERATING INCOME (LOSS)	(369)	(32,747)	11,622	4,385	9,953	(7,156)
Other expenses (income):
Interest expense	—	17,527	1,434	8,770	(241)	27,490
Interest and other income	(2)	(841)	(233)	(115)	241	(950)
Loss on extinguishment of debt	—	—	—	8,159	—	8,159
Total other expenses (income)	(2)	16,686	1,201	16,814	—	34,699
INCOME (LOSS) BEFORE EQUITY INTERESTS AND INCOME TAXES	(367)	(49,433)	10,421	(12,429)	9,953	(41,855)
Equity interests income (loss)	(43,833)	3,551	6,639	(5,100)	38,598	(145)
INCOME (LOSS) BEFORE INCOME TAXES	(44,200)	(45,882)	17,060	(17,529)	48,551	(42,000)
Income tax provision (benefit)	—	357	351	1,492	—	2,200
NET INCOME (LOSS)	(44,200)	(46,239)	16,709	(19,021)	48,551	(44,200)
Foreign currency translation adjustments	(1,426)	3,120	5,807	(462)	(8,960)	(1,921)
Net unrealized gain on foreign exchange contracts	—	—	178	317	—	495
COMPREHENSIVE INCOME (LOSS)	$(45,626)	$(43,119)	$22,694	$(19,166)	$39,591	$(45,626)

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended
	June 30, 2012
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.
			Other Subsidiaries		Consolidating Adjustments	Lions Gate Consolidated
			Guarantors	Non-guarantors
	(Amounts in thousands)
STATEMENT OF CASH FLOWS
NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	$3,317	$(182,790)	$145,721	$184,767	$—	$151,015
INVESTING ACTIVITIES:
Purchases of property and equipment	—	(358)	(8)	(20)	—	(386)
NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	—	(358)	(8)	(20)	—	(386)
FINANCING ACTIVITIES:
Exercise of stock options	52	—	—		—	52
Tax withholding requirements on equity awards	(2,745)	—	—	—	—	(2,745)
Repurchase of common shares	—					—
Borrowings under senior revolving credit facility	—	274,700	—	—	—	274,700
Repayments of borrowings under senior revolving credit facility	—	(85,000)	—	—	—	(85,000)
Borrowings under individual production loans	—	—	33,092	819	—	33,911
Repayment of individual production loans	—	—	(160,328)	(3,616)	—	(163,944)
Production loan borrowings under film credit facility	—	—	3,058	—	—	3,058
Production loan repayments under film credit facility	—	—	(10,575)	—	—	(10,575)
Change in restricted cash collateral associated with financing activities	—	—	(7,467)	—	—	(7,467)
Repayments of borrowings under Term Loan associated with the acquisition of Summit	—	—	—	(185,504)	—	(185,504)
Repayment of other financing obligations	—	—	(3,710)	—	—	(3,710)
NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	(2,693)	189,700	(145,930)	(188,301)	—	(147,224)
NET CHANGE IN CASH AND CASH EQUIVALENTS	624	6,552	(217)	(3,554)	—	3,405
FOREIGN EXCHANGE EFFECTS ON CASH	(131)	—	—	11	—	(120)
CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	561	477	1,525	61,735	—	64,298
CASH AND CASH EQUIVALENTS — END OF PERIOD	$1,054	$7,029	$1,308	$58,192	$—	$67,583

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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended
	June 30, 2011
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.
			Other Subsidiaries		Consolidating Adjustments	Lions Gate Consolidated
			Guarantors	Non-guarantors
			(Amounts in thousands)
STATEMENT OF OPERATIONS
Revenues	$—	$11,239	$234,357	$29,727	$(14,064)	$261,259
EXPENSES:
Direct operating	—	(85)	132,226	12,238	(5,021)	139,358
Distribution and marketing	—	(94)	52,262	13,578	(1,000)	64,746
General and administration	1,116	11,872	11,439	3,532	(37)	27,922
Depreciation and amortization	—	867	237	130	—	1,234
Total expenses	1,116	12,560	196,164	29,478	(6,058)	233,260
OPERATING INCOME (LOSS)	(1,116)	(1,321)	38,193	249	(8,006)	27,999
Other expenses (income):
Interest expense	—	14,147	2,174	234	(220)	16,335
Interest and other income	(39)	(492)	(69)	(62)	220	(442)
Loss on extinguishment of debt	—	531	—	—	—	531
Total other expenses (income)	(39)	14,186	2,105	172	—	16,424
INCOME (LOSS) BEFORE EQUITY INTERESTS AND INCOME TAXES	(1,077)	(15,507)	36,088	77	(8,006)	11,575
Equity interests income (loss)	11,364	26,509	2,938	(575)	(40,276)	(40)
INCOME (LOSS) BEFORE INCOME TAXES	10,287	11,002	39,026	(498)	(48,282)	11,535
Income tax provision (benefit)	(47)	563	617	68	—	1,201
NET INCOME (LOSS)	10,334	10,439	38,409	(566)	(48,282)	10,334
Foreign currency translation adjustments	110	(909)	(973)	(296)	2,142	74
Net unrealized gain on foreign exchange contracts	—	—	(107)	143	—	36
COMPREHENSIVE INCOME (LOSS)	$10,444	$9,530	$37,329	$(719)	$(46,140)	$10,444

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended
	June 30, 2011
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.
			Other Subsidiaries		Consolidating Adjustments	Lions Gate Consolidated
			Guarantors	Non-guarantors
			(Amounts in thousands)
STATEMENT OF CASH FLOWS
NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	$7,702	$(77,679)	$30,630	$(5,112)	$—	$(44,459)
INVESTING ACTIVITIES:
Investment in equity method investees	(475)	—	—	—	—	(475)
Increase in loans receivable	—	(1,500)	—	—	—	(1,500)
Repayment of loans receivable	—	—	—	—	—	—
Purchases of property and equipment	—	(272)	(117)	(22)	—	(411)
NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	(475)	(1,772)	(117)	(22)	—	(2,386)
FINANCING ACTIVITIES:
Tax withholding requirements on equity awards	(918)	—	—	—	—	(918)
Borrowings under senior revolving credit facility	—	95,400	—	—	—	95,400
Repayments of borrowings under senior revolving credit facility	—	(165,150)	—	—	—	(165,150)
Borrowings under individual production loans	—	—	48,223	243	—	48,466
Repayment of individual production loans	—	—	(76,650)	(1,945)	—	(78,595)
Production loan borrowings under film credit facility	—	—	7,711	—	—	7,711
Production loan repayments under film credit facility	—	—	(8,536)	—	—	(8,536)
Proceeds from sale of senior secured second-priority notes, net of deferred financing costs	—	192,396	—	—	—	192,396
Repurchase of convertible senior subordinated notes	—	(19,476)	—	—	—	(19,476)
NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	(918)	103,170	(29,252)	(1,702)	—	71,298
NET CHANGE IN CASH AND CASH EQUIVALENTS	6,309	23,719	1,261	(6,836)	—	24,453
FOREIGN EXCHANGE EFFECTS ON CASH	25	—	—	143	—	168
CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	795	6,451	696	78,477	—	86,419
CASH AND CASH EQUIVALENTS — END OF PERIOD	$7,129	$30,170	$1,957	$71,784	$—	$111,040

17. Derivative Instruments and Hedging Activities
The Company enters into forward foreign exchange contracts to hedge its foreign currency exposures on future production expenses denominated in various foreign currencies. As of June 30, 2012, the Company had outstanding forward foreign exchange contracts to sell British Pound Sterling £33.2 million in exchange for US$52.7 million over a period of six months at a weighted average exchange rate of one British Pound Sterling equals US$1.58. Additionally, the Company had outstanding forward foreign exchange contracts to buy Canadian $21.8 million in exchange for US$21.6 million over a period of eight months at a weighted average exchange rate of one Canadian dollar equals US$1.01.
Changes in the fair value representing a net unrealized fair value gain on foreign exchange contracts that qualified as effective hedge contracts outstanding during the three months ended June 30, 2012 and 2011 amounted to $0.5 million and nil, respectively, and are included in other comprehensive income (loss). The Company monitors its positions with, and the credit quality of, the financial institutions that are party to its financial transactions.

As of June 30, 2012, $0.8 million were included in other assets (March 31, 2012 - $0.2 million in accounts payable and accrued liabilities) in the accompanying consolidated balance sheets related to the Company's use of foreign currency derivatives.

18. Subsequent Events

On July 17, 2012, the Company completed the optional redemption of its February 2005 3.625% Notes. As of July 17, 2012, of the $63.4 million of the February 2005 3.625% Notes outstanding (of which $23.5 million were reflected as convertible senior subordinated notes outstanding on the Company's consolidated balance sheet (Note 5) and $39.9 million were held as collateral under the Company’s senior revolving credit facility (Note 7)) (i) $7.6 million were redeemed for cash at 100% of their principal amount, plus accrued and unpaid interest to, but excluding, the redemption date, and (ii) $15.8 million were converted at a conversion rate of 70.0133 common shares per $1,000 in principal amount of the February 2005 3.625% Notes, or a conversion price of approximately $14.28 per share for an aggregate of 1,107,950 common shares (plus cash in lieu of fractional shares). Following the redemption, the February 2005 3.625% Notes are no longer outstanding.

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
Revenues
Our revenues are derived from the Motion Pictures and Television Production segments, as described below. Our revenues are derived from the U.S., Canada, the U.K., Australia and other foreign countries. None of the non-U.S. countries individually comprised greater than 10% of total revenues for the three months ended June 30, 2012 and 2011.
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

•
Digital media revenue (formerly referred to as electronic media revenue): Digital media revenue consists of revenues generated from pay-per-view and video-on-demand platforms, electronic sell-through or “EST,” and digital rental.

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
Recent Developments

Redemption and Conversion of February 2005 3.625% Notes. On July 17, 2012, we completed the optional redemption of our February 2005 3.625% Notes. As of July 17, 2012, of the $63.4 million of the February 2005 3.625% Notes outstanding (of which $23.5 million were reflected as convertible senior subordinated notes outstanding on our consolidated balance sheet (Note 5) and $39.9 million were held as collateral under our senior revolving credit facility (Note 7 to our consolidated financial statements)) (i) $7.6 million were redeemed for cash at 100% of their principal amount, plus accrued and unpaid interest to, but excluding, the redemption date, and (ii) $15.8 million were converted at a conversion rate of 70.0133 common shares per $1,000 in principal amount of the February 2005 3.625% Notes, or a conversion price of approximately $14.28 per share for an aggregate of 1,107,950 common shares (plus cash in lieu of fractional shares). Following the redemption, the February 2005 3.625% Notes are no longer outstanding.

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
An increase in the estimate of ultimate revenue will generally result in a lower amortization rate and, therefore, less film and television program amortization expense, while a decrease in the estimate of ultimate revenue will generally result in a higher amortization rate and, therefore, higher film and television program amortization expense, and also periodically results in an impairment requiring a write-down of the film cost to the title’s fair value. These write-downs are included in amortization expense within direct operating expenses in our consolidated statements of operations. Investment in films and television programs is stated at the lower of amortized cost or estimated fair value. The valuation of investment in films and television programs is reviewed on a title-by-title basis, when an event or change in circumstances indicates that the fair value of a film or television program is less than its unamortized cost. In determining the fair value of its films and television programs, we employ a discounted cash flows ("DCF") methodology with assumptions for cash flows. Key inputs employed in the DCF methodology include estimates of a film's ultimate revenue and costs as well as a discount rate. The discount rate utilized in the DCF analysis is based on our weighted average cost of capital plus a risk premium representing the risk associated with producing a particular film or television program. The fair value of any film costs associated with a film or television program that we plan to abandon is zero. As the primary determination of fair value is determined using a DCF model, the resulting fair value is considered a Level 3 measurement. Additional amortization is recorded in the amount by which the unamortized costs exceed the estimated fair value of the film or television program. Estimates of future revenue involve measurement uncertainty and it is therefore possible that reductions in the carrying value of investment in films and television programs may be required as a consequence of changes in our future revenue estimates.
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
Sales Returns Allowance. Revenues are recorded net of estimated returns and other allowances. We estimate reserves for DVD/Blu-ray returns based on previous returns experience, point-of-sale data available from certain retailers, current economic trends, and projected future sales of the title to the consumer based on the actual performance of similar titles on a title-by-title basis in each of the DVD/Blu-ray businesses. Factors affecting actual returns include, among other factors, limited retail shelf space at various times of the year, success of advertising or other sales promotions, and the near term release of competing titles. We believe that our estimates have been materially accurate in the past; however, due to the judgment involved in establishing reserves, we may have adjustments to our historical estimates in the future. Our estimate of future returns affects reported revenue and operating income. If we underestimate the impact of future returns in a particular period, then we may record less revenue in later periods when returns exceed the estimated amounts. If we overestimate the impact of future returns in a particular period, then we may record additional revenue in later periods when returns are less than estimated. An incremental change of 1% in our estimated sales returns rate (i.e., provisions for returns divided by gross sales of related product) for home entertainment products would have had an impact of approximately $1.4 million and $1.0 million on our total revenue in the three months ended June 30, 2012 and June 30, 2011 respectively.
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
Income Taxes. We are subject to federal and state income taxes in the U.S., and in several foreign jurisdictions. We record deferred tax assets, net of applicable reserves, related to net operating loss carryforwards and certain temporary differences. We recognize a future tax benefit to the extent that realization of such benefit is more likely than not or a valuation allowance is applied. In order to realize the benefit of our deferred tax assets, we will need to generate sufficient taxable income in the future. Because of our historical operating losses, we have provided a full valuation allowance against our net deferred tax assets. However, the assessment as to whether there will be sufficient taxable income to realize our net deferred tax assets is an estimate which could change in the future depending primarily upon the actual performance of our Company. When we have a history of profitable operations sufficient to demonstrate that it is more likely than not that our deferred tax assets will be realized, the valuation allowance or a portion of the valuation allowance will be reversed and reflected as a benefit in the income tax provision. After that, we will be required to continually evaluate the more likely than not assessment that our net deferred tax assets will be realized, and if operating results deteriorate, we may need to reestablish all or a portion of the valuation allowance through a charge to our income tax provision.
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

RESULTS OF OPERATIONS
Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011
Note: Due to the acquisition of Summit on January 13, 2012, the results of operations for the three months ended June 30, 2011 do not include the results of Summit.
The following table sets forth the components of consolidated revenue by segment for the three months ended June 30, 2012 and 2011:

	Three Months Ended	Three Months Ended	Increase (Decrease)
	June 30, 2012	June 30, 2011	Amount	Percent
		(Amounts in millions)
Consolidated Revenue
Motion Pictures	$406.5	$192.6	$213.9	111.1%
Television Production	65.3	68.7	(3.4)	(4.9)%
	$471.8	$261.3	$210.5	80.6%
Our largest component of revenue comes from home entertainment. The following table sets forth total home entertainment revenue for both the Motion Pictures and Television Production reporting segments for the three months ended June 30, 2012 and 2011:

	Three Months Ended	Three Months Ended	Increase (Decrease)
	June 30, 2012	June 30, 2011	Amount	Percent
		(Amounts in millions)
Home Entertainment Revenue
Motion Pictures	$132.6	$86.8	$45.8	52.8%
Television Production	12.9	6.1	6.8	111.5%
	$145.5	$92.9	$52.6	56.6%

Motion Pictures Revenue
The table below sets forth the components of revenue and the changes in these components for the motion pictures reporting segment for the years ended June 30, 2012 and 2011. We currently expect our motion pictures segment revenue for fiscal 2013 will exceed our fiscal 2012 motion picture segment revenue. However, actual motion pictures revenue will depend on the performance of our film and home entertainment titles across all media and territories and can vary materially from expectations.

	Three Months Ended	Three Months Ended	Increase (Decrease)
	June 30, 2012	June 30, 2011	Amount	Percent
	(Amounts in millions)
Motion Pictures
Theatrical	$137.6	$27.1	$110.5	407.7%
Home Entertainment	132.6	86.8	45.8	52.8%
Television	37.1	43.3	(6.2)	(14.3)%
International	48.6	11.6	37.0	319.0%
Lionsgate UK	32.6	12.5	20.1	160.8%
Mandate Pictures	12.8	9.8	3.0	30.6%
Other	5.2	1.5	3.7	246.7%
	$406.5	$192.6	$213.9	111.1%

Motion Pictures — Theatrical Revenue
The following table sets forth the titles contributing approximately five percent or more of theatrical revenue by fiscal years theatrical slate and the month of their release for the three months ended June 30, 2012 and 2011:

Three Months Ended June 30,
2012		2011
	Theatrical Release Date		Theatrical Release Date
Fiscal 2013 Theatrical Slate:		Fiscal 2012 Theatrical Slate:
Madea's Witness Protection	June 2012	Madea's Big Happy Family	April 2011
What To Expect When You're Expecting	May 2012
Cabin In The Woods	April 2012
Fiscal 2012 Theatrical Slate:
The Hunger Games	March 2012
Theatrical revenue of $137.6 million increased $110.5 million, or 407.7%, in the three months ended June 30, 2012 as compared to the three months ended June 30, 2011. The increase in theatrical revenue in the three months ended June 30, 2012 as compared to the three months ended June 30, 2011 is due to the successful box office performance of The Hunger Games released in late March 2012 and four wide theatrical releases in the three months ended June 30, 2012, as compared to one theatrical release in the three months ended June 30, 2011.

Motion Pictures — Home Entertainment Revenue
The following table sets forth the titles contributing approximately two percent or more of motion pictures home entertainment revenue for the three months ended June 30, 2012 and 2011:

Three Months Ended June 30,
2012		2011
	DVD Release Date		DVD Release Date
Fiscal 2012 Theatrical Slate:		Fiscal 2011 Theatrical Slate:
Good Deeds	June 2012	Rabbit Hole	April 2011
Gone	May 2012	The Next Three Days	March 2011
Man On A Ledge	May 2012	Saw 3D	January 2011
One For The Money	May 2012	Alpha and Omega	January 2011
Abduction	January 2012	The Last Exorcism	January 2011
		The Expendables	November 2010
Summit Titles Released Theatrically Pre-Acquisition:		Managed Brands:
The Darkest Hour	April 2012	Biutiful	May 2011
The Three Musketeers	March 2012	I Love You Phillip Morris	April 2011
The Twilight Saga: Breaking Dawn - Part 1	February 2012	The Switch	March 2011
Managed Brands:
Haywire	May 2012
50/50	January 2012

The following table sets forth the components of home entertainment revenue by product category for the three months ended June 30, 2012 and 2011:

	Three Months Ended June 30,
	2012			2011
	Packaged Media	Digital Media (1)	Total	Packaged Media	Digital Media (1)	Total
			(Amounts in millions)
Home entertainment revenues
Fiscal 2012 Theatrical Slate	$34.3	$7.7	$42.0	$—	$—	$—
Fiscal 2011 Theatrical Slate	1.1	0.3	1.4	8.1	17.3	25.4
Fiscal 2010 Theatrical Slate	1.1	0.3	1.4	1.0	0.2	1.2
Fiscal 2009 Theatrical Slate	0.7	0.2	0.9	0.4	0.4	0.8
Fiscal 2008 & Prior Theatrical Slate	1.0	0.8	1.8	4.1	0.7	4.8
Total Theatrical Slates	38.2	9.3	47.5	13.6	18.6	32.2
Summit Titles Released Theatrically Pre-Acquisition	8.9	22.1	31.0	—	—	—
Managed Brands (2)	43.2	9.9	53.1	43.0	8.8	51.8
Other	0.4	0.6	1.0	2.3	0.5	2.8
	$90.7	$41.9	$132.6	$58.9	$27.9	$86.8
 ___________________

(1)
Digital media revenue (formerly referred to as electronic media revenue) consists of revenues generated from pay-per-view and video-on-demand platforms, electronic sell-through or “EST,” and digital rental.

(2)	Managed Brands consists of Direct-to-DVD, acquired and licensed brands, acquired library and other product.
Home entertainment revenue of $132.6 million increased $45.8 million, or 52.8%, in the three months ended June 30, 2012 as compared to the three months ended June 30, 2011. The increase in home entertainment revenue is primarily due to an increase in the contribution of revenue from the theatrical slates as listed above and from Summit titles released theatrically pre-acquisition, with no comparable revenue in fiscal 2012. The increase in revenue contributed by the theatrical slates is primarily due to the performance in the period of the five titles released on DVD from our fiscal 2012 theatrical slate, as compared to the performance in the period of the six titles released on DVD from our fiscal 2011 theatrical slate.
Motion Pictures — Television Revenue
The following table sets forth the titles contributing significant motion pictures television revenue for the three months ended June 30, 2012 and 2011:

Three Months Ended June 30,
2012	2011
Fiscal 2012 Theatrical Slate:	Fiscal 2011 Theatrical Slate:
Abduction	Alpha & Omega
Conan the Barbarian	For Colored Girls
Warrior	Saw 3D
Fiscal 2010 Theatrical Slate:	The Expendables
Tyler Perry's I Can Do Bad All By Myself	Fiscal 2009 Theatrical Slate:
Summit Titles Released Theatrically Pre-Acquisition:	Transporter 3
Source Code

The following table sets forth the components of television revenue by product category for the three months ended June 30, 2012 and 2011:

	Three Months Ended
	June 30,
	2012	2011
	(Amounts in millions)
Television revenues
Fiscal 2012 Theatrical Slate	$15.0	$—
Fiscal 2011 Theatrical Slate	0.1	35.3
Fiscal 2010 Theatrical Slate	7.1	—
Fiscal 2009 Theatrical Slate	0.2	3.2
Fiscal 2008 & Prior Theatrical Slate	2.2	1.7
Total Theatrical Slates	24.6	40.2
Summit Titles Released Theatrically Pre-Acquisition	7.4	—
Managed Brands	5.0	2.5
Other	0.1	0.6
	$37.1	$43.3

Television revenue included in motion pictures revenue of $37.1 million decreased $6.2 million, or 14.3%, in the three months ended June 30, 2012, as compared to the three months ended June 30, 2011. The decrease in television revenue in the three months ended June 30, 2012 compared to the three months ended June 30, 2011, is mainly due to the titles listed above. The contribution of television revenue from the titles listed above was $24.7 million in three months ended June 30, 2012, compared to $37.2 million in the three months ended June 30, 2011, and the contribution of television revenue from titles not listed above was $12.4 million in the three months ended June 30, 2012, compared to $6.1 million in the three months ended June 30, 2011.
Motion Pictures — International Revenue
The following table sets forth the titles contributing significant motion pictures international revenue for the three months ended June 30, 2012 and 2011:

Three Months Ended June 30,
2012	2011
Fiscal 2013 Theatrical Slate:	Fiscal 2011 Theatrical Slate:
Cabin In The Woods	Alpha and Omega
Cold Light of Day	Kick-Ass
What To Expect When You're Expecting	Saw 3D
Fiscal 2012 Theatrical Slate:	The Next Three Days
The Hunger Games
Man On A Ledge
Summit Titles Released Theatrically Pre-Acquisition:
Twilight
The Twilight Saga: Eclipse
The Twilight Saga: New Moon
The Twilight Saga: Breaking Dawn - Part 1

The following table sets forth the components of international revenue by product category for the three months ended June 30, 2012 and 2011:

	Three Months Ended
	June 30,
	2012	2011
	(Amounts in millions)
International revenues
Fiscal 2013 Theatrical Slate	$13.6	$—
Fiscal 2012 Theatrical Slate	9.0	0.3
Fiscal 2011 Theatrical Slate	1.3	5.7
Fiscal 2010 Theatrical Slate	0.1	0.9
Fiscal 2009 Theatrical Slate	0.2	0.2
Fiscal 2008 & Prior Theatrical Slate	0.5	1.4
Total Theatrical Slates	24.7	8.5
Summit Titles Released Theatrically Pre-Acquisition	20.4	—
Managed Brands	3.2	2.9
Other	0.3	0.2
	$48.6	$11.6

International revenue included in motion pictures revenue of $48.6 million increased $37.0 million, or 319.0%, in the three months ended June 30, 2012, as compared to the three months ended June 30, 2011. The increase in international revenue in the three months ended June 30, 2012 compared to the three months ended June 30, 2011, is mainly due to the revenues generated by the titles and product categories listed above.
Motion Pictures — Lionsgate UK Revenue
The following table sets forth the titles contributing significant Lionsgate UK revenue for the three months ended June 30, 2012 and 2011:

Three Months Ended June 30,
2012	2011
Fiscal 2013 Theatrical Slate:	Fiscal 2011 Theatrical Slate:
Cabin In The Woods	The Expendables
What To Expect When You're Expecting	The Next Three Days
Fiscal 2012 Theatrical Slate:	Lionsgate UK and third party product:
Conan the Barbarian	Blitz
The Hunger Games
Lionsgate UK and third party product:
Drive
Horrid Henry
Salmon Fishing In The Yemen

The following table sets forth the components of Lionsgate UK revenue by product category for the three months ended June 30, 2012 and 2011:

	Three Months Ended June 30,
	2012	2011
	(Amounts in millions)
Lionsgate UK revenues
Fiscal 2013 Theatrical Slate	$4.0	$—
Fiscal 2012 Theatrical Slate	12.1	—
Fiscal 2011 Theatrical Slate	0.7	4.4
Fiscal 2010 Theatrical Slate	0.6	0.3
Fiscal 2009 Theatrical Slate	—	—
Fiscal 2008 & Prior Theatrical Slate	0.1	0.3
Total Theatrical Slates	17.5	5.0
Summit Titles Released Theatrically Pre-Acquisition	0.5	—
Lionsgate UK and third party product	11.6	5.0
Managed Brands	3.0	2.0
Other	—	0.5
	$32.6	$12.5
Lionsgate UK revenue of $32.6 million increased $20.1 million, or 160.8%, in the three months ended June 30, 2012 as compared to the three months ended June 30, 2011. The increase in Lionsgate UK revenue in the three months ended June 30, 2012 compared to the three months ended June 30, 2011 is mainly due to the revenue generated by the titles and product categories listed above.

Motion Pictures — Mandate Pictures Revenue
The following table sets forth the titles contributing significant Mandate Pictures revenue for the three months ended June 30, 2012 and 2011:

Three Months Ended June 30,
2012	2011
LOL	50/50
Seeking A Friend For The End of The World	Juno
Whip It
Mandate Pictures revenue includes revenue from the sales and licensing of domestic and worldwide rights of titles developed or acquired by Mandate Pictures to third-party distributors or international sub-distributors. Mandate Pictures revenue of $12.8 million increased $3.0 million, or 30.6%, in the three months ended June 30, 2012 as compared to the three months ended June 30, 2011.
Television Production Revenue
Television production revenue of $65.3 million decreased $3.4 million, or 4.9%, in the three months ended June 30, 2012 as compared to the three months ended June 30, 2011. The following table sets forth the components and the changes in the components of revenue that make up television production revenue for the three months ended June 30, 2012 and 2011:

	Three Months Ended	Three Months Ended	Increase (Decrease)
	June 30, 2012	June 30, 2011	Amount	Percent
		(Amounts in millions)
Television Production
Domestic series licensing
Lionsgate Television	$14.7	$7.9	$6.8	86.1%
Debmar-Mercury	26.1	42.0	(15.9)	(37.9)%
Total domestic series licensing	40.8	49.9	(9.1)	(18.2)%
International	10.8	12.6	(1.8)	(14.3)%
Home entertainment releases of television production	12.9	6.1	6.8	111.5%
Other	0.8	0.1	0.7	700.0%
	$65.3	$68.7	$(3.4)	(4.9)%

Revenues included in television production decreased in the three months ended June 30, 2012, mainly due to lower revenue generated from domestic series licensing, offset in part by higher revenue generated from the home entertainment category of television production in the three months ended June 30, 2012 as compared to the three months ended June 30, 2011.

The following table sets forth the number of television episodes and hours included in Lionsgate Television domestic series licensing revenue in the three months ended June 30, 2012 and 2011, respectively:

		Three Months Ended				Three Months Ended
		June 30, 2012				June 30, 2011
		Episodes	Hours			Episodes	Hours
Weeds Season 8	1/2hr	3	1.5	Weeds Season 7	1/2hr	2	1.0
Boss Season 2	1hr	2	2.0	Pilots	1hr	1	1.0
Anger Management	1/2hr	2	1.0			3	2.0
		7	4.5

Revenues included in domestic series licensing from Lionsgate Television increased in the three months ended June 30, 2012, due to an increase in the number of television episodes delivered as compared to the three months ended June 30, 2011. Revenues included in domestic series licensing from Debmar-Mercury decreased in the three months ended June 30, 2012, primarily because the three months ended June 30, 2011 included higher revenues generated from House of Payne as compared to the three months ended June 30, 2012.
International revenue decreased in the three months ended June 30, 2012 due to a decrease in episodes of programming delivered internationally. International revenue in the three months ended June 30, 2012 primarily included revenue from Boss Season 1 and Mad Men Seasons 4 and 5. International revenue in the three months ended June 30, 2011 included revenue from Blue Mountain State Season 2, Weeds Seasons 5 and 6, Mad Men Season 4, and Paris Hilton's My New BFF: Dubai.
The increase in revenue from home entertainment releases of television production is primarily driven by digital media revenue from Weeds Seasons 6 and 7 and Mad Men Season 5, as a result of a licensing contract in the three months ended June 30, 2012, as compared to packaged media revenue from Weeds Season 6 (released February 2011) and Mad Men Season 4 (released March 2011) in the three months ended June 30, 2011.

Direct Operating Expenses
The following table sets forth direct operating expenses by segment for the three months ended June 30, 2012 and 2011:

	Three Months Ended			Three Months Ended
	June 30, 2012			June 30, 2011
	Motion Pictures	Television Production	Total	Motion Pictures	Television Production	Total
	(Amounts in millions)
Direct operating expenses
Amortization of films and television programs	$133.3	$33.8	$167.1	$57.8	$27.2	$85.0
Participation and residual expense	60.4	18.2	78.6	29.0	26.1	55.1
Other expenses	—	0.1	0.1	(0.6)	(0.1)	(0.7)
	$193.7	$52.1	$245.8	$86.2	$53.2	$139.4
Direct operating expenses as a percentage of segment revenues	47.7%	79.8%	52.1%	44.8%	77.4%	53.3%
Direct operating expenses of the motion pictures segment of $193.7 million for the three months ended June 30, 2012 were 47.7% of motion pictures revenue, compared to $86.2 million, or 44.8% of motion pictures revenue for the three months ended June 30, 2011. The increase in direct operating expense of the motion pictures segment as a percent of revenue in the three months ended June 30, 2012 is primarily due to the aggregate increase in the film cost of the Summit film assets as a result of recording the film rights of Summit at their estimated fair values due to the application of purchase accounting under generally accepted accounting principles, which results in higher amortization cost in relation to revenue. Investment in film write-downs of the motion pictures segment during the three months ended June 30, 2012 totaled approximately $1.5 million, compared to $0.1 million for the three months ended June 30, 2011. In the three months ended June 30, 2012, there were no write-downs that individually exceeded $1.0 million. Due to the January 2012 acquisition of Summit, we currently expect that direct operating expenses of the motion pictures segment for fiscal 2013 will increase as compared to fiscal 2012.
Direct operating expenses of the television production segment of $52.1 million for the three months ended June 30, 2012 were 79.8% of television revenue, compared to $53.2 million, or 77.4%, of television revenue for the three months ended June 30, 2011. The direct operating expenses as a percent of television revenue were comparable to the three months ended June 30, 2011. In the three months ended June 30, 2012, $2.1 million of charges for write-downs of television film costs were included in the amortization of television programs, compared to charges of $1.6 million in the three months ended June 30, 2011. There were no write-downs that individually exceeded $1.0 million for the three months ended June 30, 2012 and 2011.

Distribution and Marketing Expenses
The following table sets forth distribution and marketing expenses by segment for the three months ended June 30, 2012 and 2011:

	Three Months Ended			Three Months Ended
	June 30, 2012			June 30, 2011
	Motion Pictures	Television Production	Total	Motion Pictures	Television Production	Total
	(Amounts in millions)
Distribution and marketing expenses
Theatrical	$116.1	$—	$116.1	$26.4	$—	$26.4
Home Entertainment	34.7	0.9	35.6	24.7	1.5	26.2
Television	1.4	3.3	4.7	—	2.7	2.7
International	2.3	1.4	3.7	0.9	1.1	2.0
Lionsgate UK	16.3	0.1	16.4	6.7	0.3	7.0
Other	2.1	0.1	2.2	0.4	—	0.4
	$172.9	$5.8	$178.7	$59.1	$5.6	$64.7

The majority of distribution and marketing expenses relate to the motion pictures segment. Theatrical prints and advertising (“P&A”) in the motion pictures segment in the three months ended June 30, 2012 of $116.1 million increased $89.7 million, compared to $26.4 million in the three months ended June 30, 2011, largely due to four wide theatrical releases in the three months ended June 30, 2012, as compared to only one wide theatrical release in the three months ended June 30, 2011. Domestic theatrical P&A from the motion pictures segment in the three months ended June 30, 2012 included P&A incurred on the release of Cabin In The Woods, Madea's Witness Protection, Safe, The Hunger Games, and What to Expect When You're Expecting. Approximately $38.0 million of P&A was incurred on titles that generated less than 5% of theatrical revenue in the three months ended June 30, 2012, of which approximately $18.0 million was P&A incurred in advance for films to be released in subsequent quarters, such as Step Up Revolution, The Expendables 2 and The Twilight Saga: Breaking Dawn - Part 2. Domestic theatrical P&A from the motion pictures segment in the three months ended June 30, 2011 included P&A incurred on the release of Madea's Big Happy Family. In addition, approximately $13.1 million of P&A was incurred on titles that did not contribute significant revenue in the three months ended June 30, 2011, of which $11.0 million was P&A incurred in advance for films released subsequent to that quarter, such as Conan the Barbarian, Warrior, and Abduction. We currently expect that distribution and marketing expenses of the motion pictures segment for fiscal 2013 will increase as compared to fiscal 2012 due to an increase in the number of theatrical releases anticipated in our fiscal 2013 theatrical slate as compared to our fiscal 2012 slate.
Home entertainment distribution and marketing costs on motion pictures and television product in the three months ended June 30, 2012 of $35.6 million increased $9.4 million, or 35.9%, compared to $26.2 million in the three months ended June 30, 2011, primarily due to higher distribution and marketing costs associated with higher motion pictures home entertainment revenues. Home entertainment distribution and marketing costs as a percentage of home entertainment revenues was 24.5% and 28.2% in the three months ended June 30, 2012 and the three months ended June 30, 2011, respectively. The decrease in home entertainment distribution and marketing costs as a percentage of home entertainment revenues was primarily due to an increase in home entertainment revenue from digital media, which requires substantially lower distribution and marketing costs as compared to packaged media.
Lionsgate UK distribution and marketing expenses in the motion pictures segment in the three months ended June 30, 2012 of $16.3 million increased from $6.7 million in the three months ended June 30, 2011.

General and Administrative Expenses
The following table sets forth general and administrative expenses by segment for the three months ended June 30, 2012 and 2011:

	Three Months Ended	Three Months Ended	Increase (Decrease)
	June 30, 2012	June 30, 2011	Amount	Percent
	(Amounts in millions)
General and administrative expenses
Motion Pictures	$16.8	$12.2	$4.6	37.7%
Television Production	2.7	2.7	—	—%
Shared services and corporate expenses, excluding items below	21.4	14.3	7.1	49.7%
Total general and administrative expenses before share-based compensation expense, shareholder activist matter expenses, and acquisition related expenses	40.9	29.2	11.7	40.1%
Share-based compensation expense	9.7	2.6	7.1	273.1%
Shareholder activist matter	—	(3.9)	3.9	(100.0)%
Severance and transaction costs related to the acquisition of Summit Entertainment, LLC	1.7	—	1.7	100.0%
	11.4	(1.3)	12.7	(976.9)%
Total general and administrative expenses	$52.3	$27.9	$24.4	87.5%
Total general and administrative expenses as a percentage of revenue	11.1%	10.7%
General and administrative expenses excluding share-based compensation expense, shareholder activist matter expenses, and acquisition related expenses, as a percentage of revenue	8.7%	11.2%

Total General and Administrative Expenses
General and administrative expenses increased by $24.4 million, or 87.5%, as reflected in the table above and further discussed below.
Motion Pictures
General and administrative expenses of the motion pictures segment increased $4.6 million, or 37.7%. The increase in motion pictures general and administrative expenses is primarily due to increases in salaries and related expenses, rents and facilities expenses and professional fees. The increases are primarily due to increased personnel associated with the acquisition of Summit Entertainment on January 13, 2012. Included in the motion pictures segment in the three months ended June 30, 2011 is $1.5 million in general and administrative expenses associated with Maple Pictures, which was sold on August 10, 2011. In the three months ended June 30, 2012, $3.4 million of motion pictures production overhead was capitalized compared to $2.4 million in the three months ended June 30, 2011.
Television Production
General and administrative expenses of the television production segment in the three months ended June 30, 2012 were comparable to the three months ended June 30, 2011. In the three months ended June 30, 2012 and 2011, $1.4 million of television production overhead was capitalized in each period.

Shared Services and Corporate Expenses
Shared services and corporate expenses excluding share-based compensation expense, shareholder activist matter costs and severance and transaction costs related to the acquisition of Summit, increased $7.1 million, or 49.7%, mainly due to increases in salaries and related expenses, incentive related compensation and to a lesser extent legal and professional fees.

Shareholder activist matter costs were nil in the three months ended June 30, 2012. Shareholder activist matter costs in the three months ended June 30, 2011 include a $3.9 million benefit, recorded in the quarter ended June 30, 2011, related to a negotiated settlement with a vendor of costs incurred and recorded in the prior fiscal year, and insurance recoveries of related litigation offset by other costs incurred.

Share-Based Compensation Expense. The following table sets forth share-based compensation expense included in shared services and corporate expenses for the three months ended June 30, 2012 and 2011:

	Three Months Ended	Three Months Ended	Increase (Decrease)
	June 30, 2012	June 30, 2011	Amount	Percent
	(Amounts in millions)
Share-based compensation expense:
Stock options	$0.3	$—	$0.3	100.0%
Restricted share units and other share-based compensation	7.2	2.2	5.0	227.3%
Stock appreciation rights	2.2	0.4	1.8	450.0%
	$9.7	$2.6	$7.1	273.1%

Depreciation, Amortization and Other Expenses (Income)
Depreciation and amortization of $2.1 million for the three months ended June 30, 2012 increased $0.9 million from $1.2 million in the three months ended June 30, 2011, primarily due to the amortization of finite-lived intangible assets associated with the Summit acquisition in the three months ended June 30, 2012, with no comparable amortization in the three months ended June 30, 2011.
Interest expense of $27.5 million for the three months ended June 30, 2012 increased $11.2 million, or 68.7%, from $16.3 million in the three months ended June 30, 2011, primarily due to the addition of the Term Loan in connection with the Summit acquisition. The following table sets forth the components of interest expense for the three months ended June 30, 2012 and 2011:

	Three Months Ended	Three Months Ended
	June 30, 2012	June 30, 2011
	(Amounts in millions)
Interest Expense
Cash Based:
Senior revolving credit facility	$1.8	$0.8
Convertible senior subordinated notes	1.3	1.1
Senior secured second-priority notes	11.2	8.8
Term loan	7.3	—
Other	1.1	1.0
	22.7	11.7
Non-Cash Based:
Amortization of discount (premium) on:
Liability component of convertible senior subordinated notes	1.8	2.1
Senior secured second-priority notes	0.2	0.2
Term loan	0.3	—
Amortization of deferred financing costs	2.5	2.3
	4.8	4.6
	$27.5	$16.3
Interest and other income was $1.0 million in the three months ended June 30, 2012, compared to $0.4 million in the three months ended June 30, 2011.
The following table represents our portion of the income or (loss) of our equity method investees based on our percentage ownership for the three months ended June 30, 2012 and 2011:

	June 30, 2012
	Ownership	Three Months Ended	Three Months Ended
	Percentage	June 30, 2012	June 30, 2011
			As adjusted (2)
		(Amounts in millions)
Horror Entertainment, LLC (“FEARnet”)	34.5%	$0.1	$0.1
NextPoint, Inc. (“Break Media”)	42.0%	(1.7)	(1.3)
Roadside Attractions, LLC	43.0%	(0.1)	—
Studio 3 Partners, LLC (“EPIX”) (1)	31.2%	6.6	2.9
TV Guide Network (1)	51.0%	(5.0)	(0.9)
Tiger Gate Entertainment Limited ("Tiger Gate")	16.0%	—	(0.8)
		$(0.1)	$—
 ______________________

(1)
We license certain of our theatrical releases and other films and television programs to EPIX and TV Guide Network. A portion of the profits of these licenses reflecting our ownership share in the venture is eliminated through an adjustment to the equity interest income (loss) of the venture. These profits are recognized as they are realized by the venture (see Note 3 to our consolidated financial statements).

(2)	Due to the elimination of the one-quarter lag in reporting EPIX's results, equity interest income for EPIX for the three months ended June 30, 2012 has been adjusted as shown above.

Loss on Extinguishment of Debt

Loss on extinguishment of debt was $8.2 million for the three months ended June 30, 2012, resulting from voluntary early repayments of the Term Loan of approximately $163.3 million. The loss represents the write off of a portion of deferred financing costs and unamortized discount. For the three months ended June 30, 2011, the loss on extinguishment of debt was

$0.5 million resulting from a $19.5 million repurchase of the October 2004 2.9375% Notes.

Income Tax Provision
We had an income tax expense of $2.2 million, or (5.2%), of loss before income taxes in the three months ended June 30, 2012, compared to an expense of $1.2 million, or 10.4%, of income before income taxes in the three months ended June 30, 2011. The tax expense reflected in the three months ended June 30, 2012 is primarily attributable to deferred U.S. income taxes and foreign withholding taxes. Our actual annual effective tax rate will differ from the statutory federal rate as a result of several factors, including changes in the valuation allowance against net deferred tax assets, non-temporary differences, foreign income taxed at different rates, and state and local income taxes. Income tax loss carryforwards, subject to certain limitations that may prevent us from fully utilizing them, amount to approximately $187.8 million for U.S. federal income tax purposes available to reduce income taxes over twenty years, $170.4 million for U.S. state income tax purposes available to reduce income taxes over future years with varying expirations, $28.4 million for Canadian income tax purposes available to reduce income taxes over 20 years with varying expirations, and $8.6 million for U.K. income tax purposes available indefinitely to reduce future income taxes.

Net Income (Loss)
Net loss for the three months ended June 30, 2012 was $44.2 million, or basic and diluted net loss per common share of $0.33 on 133.2 million weighted average common shares outstanding. This compares to net income for the three months ended June 30, 2011 of $10.3 million, or basic net income per common share of $0.08 on 137.0 million weighted average common shares outstanding and diluted net income per common share of $0.08 on 137.4 million weighted average common shares outstanding.

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

Senior Revolving Credit Facility
Outstanding Amount. At June 30, 2012, we had borrowings of $289.5 million (March 31, 2012 — $99.8 million).
Availability of Funds. At June 30, 2012, there was $40.8 million available (March 31, 2012 — $230.2 million). The senior revolving credit facility provides for borrowings and letters of credit up to an aggregate of $340 million. The availability of funds is limited by a borrowing base and also reduced by outstanding letters of credit which amounted to $9.7 million at June 30, 2012 (March 31, 2012 — $10.0 million).
Maturity Date. The senior revolving credit facility expires July 25, 2013.
Interest. As of June 30, 2012, the senior revolving credit facility bore interest of 2.5% over the “Adjusted LIBOR” rate (effective interest rate of 2.74% as of both June 30, 2012 and March 31, 2012).
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

Outstanding Amount. The outstanding amount is set forth in the table below:

	June 30, 2012
	Principal	Unamortized Premium/ (Discount)	Net Carrying Amount
	(Amounts in thousands)
Senior Secured Second-Priority Notes	$436,000	$(4,307)	$431,693
Maturity Date. The Senior Notes are due November 1, 2016.
Original Issue Discount/Premium. The October 2009 Senior Notes were issued by LGEI at an initial price of 95.222% (original issue discount — 4.778%) of the principal amount. The May 2011 Senior Notes were issued by LGEI at an initial price of 102.219% (original issue premium — 2.219%) of the principal amount, plus accrued interest thereon from May 1, 2011, resulting in gross proceeds of approximately $204.4 million and net proceeds of approximately $192.4 million after fees and expenses, including $5.6 million paid in connection with the consent solicitation of holders of the October 2009 Senior Notes. The original issue discount/premium, interest and deferred financing costs are being amortized through November 1, 2016 using the effective interest method. As of June 30, 2012, the remaining amortization period was 4.3 years.
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

Borrowing Base Definition Clause (2)	Category Name	June 30, 2012
		Gross (1)		Rate	Net (1)
		(Amounts in millions)
(i)	Eligible Major Domestic Receivables	$186.1	@	100%	$186.1
(ii)	Eligible Acceptable Domestic Receivables	188.7	@	90%	169.9
(iii)	Eligible Acceptable Foreign Receivables	30.2	@	85%	25.7
(iv)	Acceptable Tax Credits	64.8	@	85%/75%	52.4
(v)	Other Domestic Receivables	18.0	@	50%	9.0
(vi)	Other Foreign Receivables	12.9	@	50%	6.4
	Borrowing Base from Receivables	$500.7			$449.5
(vii)	Eligible Film Library	596.6	@	50%	298.3
(viii)	Eligible Video Cassette Inventory	34.4		lesser of 50% or $10 million	10.0
(ix)	Total Home Video, Pay Television, Free Television Credits	245.4		Misc.	245.4
(xiii)	Cash Collateral Accounts	3.7	@	100%	3.7
(xiv)	P&A Credit	8.6	@	50%	8.6
	Borrowing Base at June 30, 2012	$1,389.4			$1,015.5

(1)
Gross amount represents the amount as of each applicable category and the net amount represents the acceptable portion of that amount permitted to be counted in the Borrowing Base (as defined) under the indenture.

(2)
The following numbered clauses from the Borrowing Base definition were either not applicable or not material as of June 30, 2012: (x) Direct to Video Credit; (xi) Foreign Rights Credit; (xii) Eligible L/C Receivables.

Term Loan
In connection with the acquisition of Summit (see Note 9 to our consolidated financial statements), we entered into a new $500.0 million principal amount term loan agreement (the "Term Loan") and received net proceeds of $476.2 million, after original issue discount and offering fees and expenses. The net proceeds were used in connection with the acquisition of Summit to pay off Summit's existing term loan.

During the three months ended June 30, 2012 , we made voluntary early repayments of the Term Loan of approximately $163.3 million. As a result, we wrote off a proportionate amount of the related deferred financing costs and unamortized discount in the aggregate of $8.2 million, which is reflected as a loss of extinguishment of debt in the consolidated statements of operations.

Outstanding Amount. The outstanding amount of the Term Loan is set forth in the table below:

June 30, 2012
(Amounts in thousands)
Principal amount	$299,160
Unamortized discount	(4,462)
Net carrying amount	$294,698
Maturity Date. The Term Loan matures on September 7, 2016. The Term Loan is repayable in quarterly installments equal to $13.75 million, with the balance payable on the final maturity date. Any voluntary prepayments reduces the remaining required quarterly installments on a pro-rata basis. The Term Loan is also repayable periodically to the extent of the excess cash flow, as defined, generated by Summit and its subsidiaries.
Interest. The Term Loan bears interest by reference to a base rate or the LIBOR rate (subject to a LIBOR floor of 1.25%), in either case plus an applicable margin of 4.50% in the case of base rate loans and 5.50% in the case of LIBOR loans (effective interest rate of 7.75% and 6.75%, respectively, as of June 30, 2012).

Security. The Term Loan is secured by collateral of the Summit assets.
Covenants. The Term Loan contains a number of affirmative and negative covenants that, among other things, require Summit to satisfy certain financial covenants.

Convertible Senior Subordinated Notes
As of June 30, 2012, we have convertible senior subordinated notes outstanding of $135.4 million in aggregate principal amount (carrying value — $106.3 million). In October 2014, $0.3 million of these convertible senior subordinated notes are redeemable by the holder and beginning in March 2015, an additional $90.1 million of these convertible senior subordinated notes are redeemable by the holder.
Transactions:
January 2012 Convertible Senior Subordinated Notes Issuance. On January 11, 2012, LGEI sold $45.0 million in aggregate principal amount of 4.00% Convertible Senior Subordinated Notes with a maturity date of January 11, 2017. The proceeds were used to fund a portion of the acquisition of Summit discussed in Note 5 to our consolidated financial statements. Interest on the January 2012 4.00% Notes is payable semi-annually on January 15 and July 15 of each year, commencing on July 15, 2012. The January 2012 4.00% Notes are convertible into our common shares at any time prior to maturity or repurchase by us, at an initial conversion price of approximately $10.50 per share, subject to adjustment in certain circumstances as specified in the Indenture.

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
Key Terms of Convertible Senior Subordinated Notes:
October 2004 2.9375% Notes. In October 2004, LGEI sold $150.0 million of the October 2004 2.9375% Notes.
Outstanding Amount: As of June 30, 2012, $0.3 million of aggregate principal amount (carrying value — $0.3 million) of the October 2004 2.9375% Notes remains outstanding.
Interest: Interest on the October 2004 2.9375% Notes is payable semi-annually on April 15 and October 15.
Maturity Date: The October 2004 2.9375% Notes mature on October 15, 2024.
Redeemable by LGEI: LGEI may redeem the October 2004 2.9375% Notes at 100% of the principal amount, together with accrued and unpaid interest up to, but excluding the date of redemption.
Repurchase Events: The holder may require LGEI to repurchase the October 2004 2.9375% Notes on October 15, 2014 and 2019 or upon a change in control or termination of trading at a price equal to 100% of the principal amount, together with accrued and unpaid interest up to, but excluding the date of repurchase. See above for further information on the October 2004 2.9375% Notes that were redeemed on October 17, 2011 due to the holders' exercise of their right to require LGEI to repurchase the October 2004 2.9375% Notes on October 15, 2011.
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
February 2005 3.625% Notes. In February 2005, LGEI sold $175.0 million of the February 2005 3.625% Notes.
Outstanding Amount: As of June 30, 2012, $23.5 million of aggregate principal amount (carrying value — $23.5 million) of the February 2005 3.625% Notes remains outstanding. All of the outstanding February 2005 3.625% Notes were redeemed or converted into common shares in July 2012 (see Note 18 to our consolidated financial statements).
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
Outstanding Amount: As of June 30, 2012, $66.6 million of aggregate principal amount (carrying value — $46.9 million) of the April 2009 3.625% Notes remains outstanding.
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

January 2012 4.00% Notes. In January 2012, LGEI issued approximately $45.0 million of January 2012 4.00% Notes.
Outstanding Amount: As of June 30, 2012, $45.0 million of aggregate principal amount (carrying value — $35.6 million) of the January 2012 4.00% Notes remains outstanding.
Interest: Interest on the January 2012 4.00% Notes is payable at 4.00% per annum semi-annually on January 15 and July 15 of each year, commencing on July 15, 2012.
Maturity Date: The January 2012 4.00% Notes will mature on January 11, 2017.
Conversion Features: The January 2012 4.00% Notes are convertible into our common shares at any time prior to maturity or repurchase by us, at an initial conversion price of approximately $10.50 per share, subject to adjustment in certain circumstances as specified in the Indenture. Upon conversion of the January 2012 4.00% Notes, we have the option to deliver, in lieu of common shares, cash or a combination of cash and our common shares.
Repurchase Events: The holder may require LGEI to repurchase the January 2012 4.00% Notes upon a “designated event” consisting of certain changes in control, change of management or termination of trading, at a price equal to 100% of the principal amount of the January 2012 4.00% Notes to be repurchased, plus accrued and unpaid interest up to, but excluding the date of repurchase.
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
Production Loans and Participation Financing Arrangements
Individual Production Loans
As of June 30, 2012, amounts outstanding under individual production loans were $222.9 million. Individual productions loans represent individual loans for the production of film and television programs that we produce. Individual production loans have contractual repayment dates either at or near the expected completion date, with the exception of certain loans containing repayment dates on a longer term basis. Individual production loans of $207.9 million incur interest at rates ranging from 3.48% to 3.74%, and approximately $15.0 million of production loans are non-interest bearing.
Film Credit Facility
On October 6, 2009, we entered into a revolving film credit facility agreement, as amended effective December 31, 2009 and June 22, 2010 (the “Film Credit Facility”), which provides for borrowings for the acquisition or production of motion pictures.
Outstanding Amount. At June 30, 2012, we had borrowings of $36.4 million (March 31, 2012 — $43.9 million).
Availability of Funds. Currently, the Film Credit Facility provides for total borrowings up to $130 million, subject to a borrowing base, which can vary based on the amount of sales contracts in place on pictures financed under the facility. We reduced the borrowing commitment from $130 million to $60 million in July 2012.
Maturity Date. The Film Credit Facility has a maturity date of April 6, 2013. Borrowings under the Film Credit Facility are due the earlier of (a) nine months after delivery of each motion picture or (b) April 6, 2013.
Interest. As of June 30, 2012, the Film Credit Facility bore interest of 3.25% over the “LIBO” rate (as defined in the credit agreement). The weighted average interest rate on borrowings outstanding as of June 30, 2012 was 3.49% (March 31, 2012 — 3.49%).
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
Outstanding Amount. At June 30, 2012, we had borrowings of $65.5 million.
Availability of Funds. At June 30, 2012, there were no amounts available under this agreement.
Maturity Date. All amounts borrowed under this loan agreement with the Pennsylvania Regional Center are due April 11, 2013, five years from the date that we began to borrow under this agreement.
Interest. Amounts borrowed under the agreement carry an interest rate of 1.5%, which is payable semi-annually.
Security. The loan is secured by a first priority security interest in our film library pursuant to an intercreditor agreement with our senior lender under our senior revolving credit facility. Pursuant to the terms of our senior revolving credit facility, we are required to maintain certain collateral equal to the loans outstanding plus 5% under this facility. Such collateral can consist of cash, cash equivalents or debt securities, including our convertible senior subordinated notes repurchased. As of June 30, 2012, $72.8 million principal value (fair value — $84.5 million) of our convertible senior subordinated notes repurchased in December 2009 (see Note 7 to our consolidated financial statements) was held as collateral under our senior revolving credit facility.
Filmed Entertainment Backlog
Filmed Entertainment Backlog. Backlog represents the amount of future revenue not yet recorded from contracts for the licensing of films and television product for television exhibition and in international markets. Backlog at June 30, 2012 and March 31, 2012 was $992.2 million and $999.7 million, respectively.

Discussion of Operating, Investing, Financing Cash Flows
Cash Flows Provided by/Used in Operating Activities. Cash flows provided by operating activities for the three months ended June 30, 2012 were $151.0 million compared to cash flows used in operating activities for the three months ended June 30, 2011 of $44.5 million. The increase in cash provided by operating activities was primarily due to higher collections of accounts receivable, decreases in investment in films and television programs, a lower reduction in accounts payable and accrued liabilities, larger increases in deferred revenue, and higher amortization of films and television programs, offset by decreases in cash due to changes in restricted cash, participations and residuals, film obligations, and a net loss incurred for the three months ended June 30, 2012 as compared to net income generated for the three months ended June 30, 2011.
Cash Flows Used in Investing Activities. Cash flows used in investing activities of $0.4 million for the three months ended June 30, 2012 consisted of purchases of property and equipment. Cash flows used in investing activities of $2.4 million for the three months ended June 30, 2011 consisted of $0.4 million for purchases of property and equipment, $0.5 million of capital contributions to companies accounted as equity method investments, and $1.5 million for an increase in loans made to Break Media.
Cash Flows Provided by/Used in Financing Activities. Cash flows used in financing activities of $147.2 million for the three months ended June 30, 2012 consisted of $185.5 million of repayments under the Term Loan, $174.5 million repayment of production loans, $85.0 million repayment on the senior revolving credit facility, $3.7 million repayment of certain other financing obligations, $6.9 million increase in restricted cash collateral requirement associated with financing activities, and $2.7 million paid for tax withholding requirements associated with our equity awards, offset by borrowings of $274.7 million under the senior revolving credit facility and borrowings of $37.0 million under production loans. Cash flows provided by financing activities of $71.3 million for the three months ended June 30, 2011 resulted from the receipt of net proceeds of $192.4 million from the sale of the May 2011 Senior Notes, borrowings of $95.4 million under the senior revolving credit facility, $56.2 million under production loans, partially offset by $165.2 million repayment on the senior revolving credit facility, $87.1 million repayment of production loans, $19.5 million payment on the repurchase of convertible senior subordinated notes, and $0.9 million paid for tax withholding requirements associated with our equity awards.
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

Table of Debt and Other Financing Obligations and Contractual Commitments
The following table sets forth our future annual repayment of debt and other financing obligations outstanding, and our contractual commitments as of June 30, 2012:

	Nine Months Ended March 31,	Year Ended March 31,
	2013	2014	2015	2016	2017	Thereafter	Total
Future annual repayment of debt and other financing obligations recorded as of June 30, 2012
Senior revolving credit facility	$—	$289,450	$—	$—	$—	$—	$289,450
Principal amount of senior secured second-priority notes, due November 2016 (carrying value of $431.7 million at June 30, 2012)	—	—	—	—	436,000	—	436,000
Principal amount of Term loan (carrying value of $294.7 million at June 30, 2012)	—	—	3,762	35,587	259,811	—	299,160
Film obligations (1)	30,478	19,409	15,993	11,662	2,000	3,000	82,542
Production loans (1)
Individual production loans	136,857	86,070	—	—	—	—	222,927
Pennsylvania Regional Center production loans	—	65,500	—	—	—	—	65,500
Film Credit Facility	36,424	—	—	—	—	—	36,424
Principal amounts of convertible senior subordinated notes and other financing obligations (2)
October 2004 2.9375% Notes (carrying value of $0.3 million at June 30, 2012)	—	—	348	—	—	—	348
February 2005 3.625% Notes (carrying value of $23.5 million at June 30, 2012)	—	—	23,464	—	—	—	23,464
April 2009 3.625% Notes (carrying value of $46.9 million at June 30, 2012)	—	—	66,581	—	—	—	66,581
January 2012 4.00% Notes (carrying value of $35.6 million at June 30, 2012)	—	—	—	—	45,000	—	45,000
Other financing obligations	69	—	—	—	—	—	69
	203,828	460,429	110,148	47,249	742,811	3,000	1,567,465
Contractual commitments by expected repayment date
Distribution and marketing commitments (3)	96,614	51,986	—	—	—	—	148,600
Minimum guarantee commitments (4)	160,194	81,147	2,750	750	—	—	244,841
Production loan commitments (4)	10,244	1,861	—	—	—	—	12,105
Cash interest payments on subordinated notes and other financing obligations	5,094	5,074	5,074	1,800	1,800	—	18,842
Cash interest payments on senior secured second priority notes	44,690	44,690	44,690	44,690	44,690	—	223,450
Operating lease commitments	11,487	10,507	8,423	3,499	—	—	33,916
Other contractual obligations	1,416	1,525	1,525	—	—	—	4,466
Employment and consulting contracts	35,614	28,532	13,280	3,137	—	—	80,563
	365,353	225,322	75,742	53,876	46,490	—	766,783
Total future commitments under contractual obligations (5)	$569,181	$685,751	$185,890	$101,125	$789,301	$3,000	$2,334,248
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
Currency Rate Risk. We enter into forward foreign exchange contracts to hedge our foreign currency exposures on future production expenses denominated in various foreign currencies. As of June 30, 2012, we had outstanding forward foreign exchange contracts to sell British Pound Sterling £33.2 million in exchange for US$52.7 million over a period of six months at a weighted average exchange rate of one British Pound Sterling equals US$1.58. Additionally, we had outstanding forward foreign exchange contracts to buy Canadian $21.8 million in exchange for US$21.6 million over a period of eight months at a weighted average exchange rate of one Canadian dollar equals US$1.01. Changes in the fair value representing a net unrealized fair value gain on foreign exchange contracts that qualified as effective hedge contracts outstanding during the three months ended June 30, 2012 amounted to $0.5 million and are included in accumulated other comprehensive loss, a separate component of shareholders’ equity. These contracts are entered into with a major financial institution as counterparty. We are exposed to credit loss in the event of nonperformance by the counterparty, which is limited to the cost of replacing the contracts, at current market rates. We do not require collateral or other security to support these contracts.
Interest Rate Risk. Certain of our borrowings, primarily borrowings under our senior revolving credit facility, Term Loan, certain production loans and the Film Credit Facility, are, and are expected to continue to be, at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net loss would increase. The applicable margin with respect to loans under the senior revolving credit facility is a percentage per annum equal to 2.50% plus an adjusted rate based on LIBOR. The applicable margin with respect to loans under the Term Loan is a percentage per annum equal to 4.50% plus an adjusted rate based on Alternative Base Rate Loans (as defined therein) and 5.50% plus an adjusted rate based on LIBOR loans (subject to a LIBOR floor of 1.25%). The applicable margin with respect to loans under the Film Credit Facility is a percentage per annum equal to 3.25% over the “LIBO” rate (as defined in the Film Credit Facility agreement). Assuming the senior revolving credit facility and the Film Credit Facility are fully drawn, based on the applicable LIBOR in effect as of June 30, 2012, each quarter point change in interest rates would result in a $0.9 million change in annual interest expense on the senior revolving credit facility and $0.3 million change in annual interest expense on the Film Credit Facility. Assuming the Term Loan outstanding balance and based on the applicable LIBOR in effect as of June 30, 2012, a quarter point change in interest rates would result in a $0.7 million change in annual interest expense. The variable interest production loans incur interest at rates ranging from approximately 3.48% to 3.74% and applicable margins ranging from 3.00% over the one, three, or six-month LIBOR to 3.25% over the one, three or six month LIBOR. A quarter point increase of the interest rates on the outstanding principal amount of our variable rate production loans would result in $0.8 million in additional costs capitalized to the respective film or television asset.

The following table presents our financial instruments that are sensitive to changes in interest rates. The table also presents the cash flows of the principal amounts of the financial instruments with the related weighted-average interest rates by expected maturity dates and the fair value of the instrument as of June 30, 2012:

	Nine Months Ended March 31,	Year Ended March 31,						Fair Value
	2013	2014	2015	2016	2017	Thereafter	Total	June 30, 2012
Variable Rates:
Senior Revolving Credit Facility (1)	$—	$289,450	$—	$—	$—	$—	$289,450	$289,450
Average Interest Rate	—	2.75%	—	—	—	—
Principal Amount of Senior Secured Second-Priority Notes (2)	—	—	—	—	436,000	—	436,000	476,330
Average Interest Rate	—	—	—	—	10.25%	—
Term Loan (3)	—	—	3,762	35,587	259,811	—	299,160	296,542
Average Interest Rate	—	—	7.25%	7.25%	7.25%	—
Production Loans (4):
Individual production loans	136,865	71,070	—	—	—	—	207,935	207,935
Average Interest Rate	3.63%	3.73%	—	—	—	—
Film Credit Facility	36,424	—	—	—	—	—	36,424	36,424
Average Interest Rate	3.50%	—	—	—	—	—
Fixed Rates:
Production Loans (5):
Pennsylvania Regional Center production loans	—	65,500	—	—	—	—	65,500	64,116
Average Interest Rate	—	1.50%	—	—	—	—
Principal Amounts of Convertible Senior Subordinated Notes (6):
October 2004 2.9375% Notes	—	—	348	—	—	—	348	246
Average Interest Rate	—	—	2.94%	—	—	—
February 2005 3.625% Notes	—	—	23,464	—	—	—	23,464	23,464
Average Interest Rate	—	—	3.63%	—	—	—
April 2009 3.625% Notes	—	—	66,581	—	—	—	66,581	53,056
Average Interest Rate	—	—	3.63%	—	—	—
January 2012 4.00% Notes	—	—	—	—	45,000	—	45,000	36,477
Average Interest Rate	—	—	—	—	4.00%	—
Other Financing Obligations (7)	69	—	—	—	—	—	69	69
Average Interest Rate	1.13%	—	—	—	—	—
	$173,358	$426,020	$94,155	$35,587	$740,811	$—	$1,469,931	$1,484,109
 ____________________

(1)	Senior revolving credit facility, which expires July 25, 2013 bears interest of 2.50% over the Adjusted LIBOR rate.

(2)	Senior secured second-priority notes with a fixed interest rate equal to 10.25%.

(3)
The Term Loan matures on September 7, 2016. The Term Loan is repayable in quarterly installments equal to $13.75 million, with the balance payable on the final maturity date. The Term Loan is also repayable periodically to the extent of the excess cash flow, as defined, generated by Summit and its subsidiaries. Any voluntary prepayments reduces the remaining required quarterly installments on a pro-rata basis (see Note 5 to the consolidated financial statements). The

Term Loan bears interest by reference to a base rate or the LIBOR rate (subject to a LIBOR floor of 1.25%), in either case plus an applicable margin of 4.50% in the case of base rate loans and 5.50% in the case of LIBOR loans.

(4)
Amounts owed to film production entities on anticipated delivery date or release date of the titles or the contractual due dates of the obligation. Production loans of $207.9 million incur interest at rates ranging from approximately 3.48% to 3.74%. Not included in the table above are approximately $15.0 million of production loans which are non-interest bearing.

(5)	Long term production loans with a fixed interest rate equal to 1.5%.

(6)	The future repayment dates of the convertible senior subordinated notes represent the next possible redemption date by the holder for each note respectively.

(7)	Other financing obligation with fixed interest rate equal to 1.13%.

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
As of June 30, 2012, the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures were effective as of June 30, 2012.
Changes in Internal Control over Financial Reporting
As required by Rule 13a-15(d) of the Exchange Act, the Company, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, also evaluated whether any changes occurred to the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, such control. We have now implemented the same controls we apply for our other subsidiaries, for the classification of single picture production loans within Summit's statement of cash flows. Based on our evaluation, there have been no other changes that have materially affected, or are reasonable likely to materially affect, our internal controls over financial reporting during the period covered by this report.

PART II

Item 1. Legal Proceedings.

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

Item 1A. Risk Factors.

Other than as set forth below, there were no other material changes to the risk factors previously reported in our Annual Report on Form 10-K for the fiscal year ended March 31, 2012.

An increase in the ownership of our common shares by certain shareholders could trigger a change in control under the agreements governing our long-term indebtedness.

The agreements governing certain of our long-term indebtedness contain change in control provisions that are triggered when any of our shareholders, directly or indirectly, acquires ownership or control in excess of a certain percentage of our common shares. As of July 25, 2012, three of our shareholders, Mark H. Rachesky, M.D., Capital Research Global Investors, and FMR LLC, and their respective affiliates, beneficially owned approximately 35.5%, 10.1% and 5.4%, respectively, of our outstanding common shares.

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

As of July 25, 2012, three of our shareholders beneficially owned an aggregate of 73,697,437 of our common shares, or approximately 51.0% of the outstanding shares. In addition, one of these shareholders, Mark H. Rachesky, M.D., the beneficial owner of approximately 35.5% of our outstanding common shares, currently serves as the Chairman of our Board of Directors. Accordingly, these three shareholders, collectively, have the power to exercise substantial influence over us and on matters requiring approval by our shareholders, including the election of directors, the approval of mergers and other significant corporate transactions. This concentration of ownership may make it more difficult for other shareholders to effect substantial changes in our company and may also have the effect of delaying, preventing or expediting, as the case may be, a change in control of our company.

Sales of a substantial number of shares of our common shares, or the perception that such sales might occur, could have an adverse effect on the price of our common shares, and therefore our ability to raise additional capital to fund our operations.

As of July 25, 2012, over 51.0% of our common shares were held beneficially by certain individuals and institutional investors who each had ownership of greater than 5% of our common shares. We also recently filed a resale registration statement to enable certain shareholders who received our common shares in connection with our acquisition of Summit and certain holders of debt convertible into our common shares to resell our common shares. Sales by such individuals and institutional investors of a substantial number of shares of our common shares into the public market, or the perception that such sales might occur, could have an adverse effect on the price of our common shares, which could materially impair our ability to raise capital through the sale of common shares or debt that is convertible into our common shares.

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

There were no purchases of shares of our common stock by us during the three months ended June 30, 2012.

Item 3. Defaults Upon Senior Securities.
None

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit
Number	Description of Documents
3.1(1)	Articles
3.2(2)	Notice of Articles
3.3(3)	Vertical Short Form Amalgamation Application
3.4(3)	Certificate of Amalgamation
31.1	Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certification of CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002
101(4)
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

__________________________

(1)	Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2005 as filed on June 29, 2005.

(2)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2010 as filed on February 9, 2011.

(3)	Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2007 as filed on May 30, 2007.

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

______________________________

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIONS GATE ENTERTAINMENT CORP.
	By:	/s/ James Keegan
		Name:	James Keegan
DATE: August 9, 2012		Title:	Duly Authorized Officer and Chief Financial Officer