Form 10-Q
period 2012-09-30
LIONS GATE ENTERTAINMENT CORP /CN/
filed 2012-11-08
CIK 929351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________
Form 10-Q
___________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012
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

Large accelerated filer ☐	Accelerated filer ☑	Non accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at November 1, 2012
Common Shares, no par value per share	146,090,466 shares

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
By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We believe that these risks and uncertainties include, but are not limited to, those discussed under Part I, Item 1.A. “Risk Factors” found in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on May 30, 2012, which risk factors are incorporated herein by reference, as updated by the risk factors found under Part II, Item 1A. Risk Factors herein. These factors should not be construed as exhaustive and should be read with the other cautionary statements and information in our Annual Report on Form 10-K, as amended, and this report.
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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2012	March 31, 2012
	(Amounts in thousands, except share amounts)
ASSETS
Cash and cash equivalents	$54,399	$64,298
Restricted cash	6,634	11,936
Accounts receivable, net of reserves for returns and allowances of $114,861 (March 31, 2012 - $93,860) and provision for doubtful accounts of $3,849 (March 31, 2012 - $4,551)	701,354	784,530
Investment in films and television programs, net	1,350,672	1,329,053
Property and equipment, net	8,728	9,772
Equity method investments	172,606	171,262
Goodwill	326,004	326,633
Other assets	89,966	90,511
Total assets	$2,710,363	$2,787,995
LIABILITIES
Senior revolving credit facility	$268,724	$99,750
Senior secured second-priority notes	431,881	431,510
Term loan	294,929	477,514
Accounts payable and accrued liabilities	367,921	371,092
Participations and residuals	418,547	420,325
Film obligations and production loans	437,579	561,150
Convertible senior subordinated notes and other financing obligations	83,704	108,276
Deferred revenue	260,863	228,593
Total liabilities	2,564,148	2,698,210
Commitments and contingencies
SHAREHOLDERS’ EQUITY
Common shares, no par value, 500,000,000 shares authorized, 145,785,044 and 143,980,754 shares issued at September 30, 2012 and March 31, 2012, respectively	736,663	712,623
Accumulated deficit	(510,710)	(542,039)
Accumulated other comprehensive loss	(2,650)	(3,711)
	223,303	166,873
Treasury shares, no par value, 11,040,493 shares at September 30, 2012 and March 31, 2012	(77,088)	(77,088)
Total shareholders’ equity	146,215	89,785
Total liabilities and shareholders’ equity	$2,710,363	$2,787,995
See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
		As adjusted (Note 1)		As adjusted (Note 1)
	(Amounts in thousands, except per share amounts)
Revenues	$706,968	$358,081	$1,178,788	$619,340
Expenses:
Direct operating	323,230	206,344	569,048	345,702
Distribution and marketing	236,442	141,642	415,151	206,388
General and administration	44,030	29,428	96,374	57,350
Gain on sale of asset disposal group	—	(10,967)	—	(10,967)
Depreciation and amortization	2,115	681	4,220	1,915
Total expenses	605,817	367,128	1,084,793	600,388
Operating income (loss)	101,151	(9,047)	93,995	18,952
Other expenses (income):
Interest expense
Contractual cash based interest	18,908	14,160	41,636	25,875
Amortization of debt discount (premium) and deferred financing costs	4,377	3,409	9,139	8,029
Total interest expense	23,285	17,569	50,775	33,904
Interest and other income	(1,029)	(928)	(1,979)	(1,370)
Loss on extinguishment of debt	1,000	436	9,159	967
Total other expenses, net	23,256	17,077	57,955	33,501
Income (loss) before equity interests and income taxes	77,895	(26,124)	36,040	(14,549)
Equity interests income	1,755	1,889	1,610	1,849
Income (loss) before income taxes	79,650	(24,235)	37,650	(12,700)
Income tax provision	4,121	1,071	6,321	2,272
Net income (loss)	$75,529	$(25,306)	$31,329	$(14,972)
Basic Net Income (Loss) Per Common Share	$0.56	$(0.19)	$0.23	$(0.11)
Diluted Net Income (Loss) Per Common Share	$0.53	$(0.19)	$0.23	$(0.11)
Weighted average number of common shares outstanding:
Basic	134,390	133,755	133,815	135,374
Diluted	148,696	133,755	134,610	135,374
See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
		As adjusted (Note 1)		As adjusted (Note 1)
	(Amounts in thousands)
Net income (loss)	$75,529	$(25,306)	$31,329	$(14,972)
Foreign currency translation adjustments	2,999	(4,433)	1,078	(4,359)
Net unrealized gain (loss) on foreign exchange contracts	(512)	626	(17)	662
Comprehensive income (loss)	$78,016	$(29,113)	$32,390	$(18,669)

See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Shares		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Shares
	Number	Amount			Number	Amount	Total
	(Amounts in thousands, except share amounts)
Balance at March 31, 2012	143,980,754	$712,623	$(542,039)	$(3,711)	11,040,493	$(77,088)	$89,785
Exercise of stock options	10,000	52	—	—	—	—	52
Stock based compensation, net of withholding tax obligations of $4,005	546,665	6,906	—	—	—	—	6,906
Conversion of February 2005 3.625% and April 2009 3.625% Notes, net of reacquisition of the equity component	1,230,010	16,832					16,832
Issuance of common shares to directors for services	17,615	250	—	—	—	—	250
Net income	—	—	31,329	—	—	—	31,329
Foreign currency translation adjustments	—	—	—	1,078	—	—	1,078
Net unrealized loss on foreign exchange contracts	—	—	—	(17)	—	—	(17)
Balance at September 30, 2012	145,785,044	$736,663	$(510,710)	$(2,650)	11,040,493	$(77,088)	$146,215
See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended	Six Months Ended
	September 30, 2012	September 30, 2011
		As adjusted (Note 1)
	(Amounts in thousands)
Operating Activities:
Net income (loss)	$31,329	$(14,972)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation of property and equipment	1,525	1,765
Amortization of intangible assets	2,695	150
Amortization of films and television programs	394,664	219,214
Amortization of debt discount (premium) and deferred financing costs	9,139	8,029
Non-cash stock-based compensation	10,917	4,802
Gain on sale of asset disposal group	—	(10,967)
Loss on extinguishment of debt	9,159	967
Equity interests income	(1,610)	(1,849)
Changes in operating assets and liabilities:
Restricted cash	5,302	23,996
Accounts receivable, net	84,026	(23,381)
Investment in films and television programs	(423,120)	(433,384)
Other assets	(1,544)	1,522
Accounts payable and accrued liabilities	2,149	15,425
Participations and residuals	(1,015)	12,331
Film obligations	(13,820)	10,998
Deferred revenue	32,339	44,792
Net Cash Flows Provided By (Used In) Operating Activities	142,135	(140,562)
Investing Activities:
Proceeds from the sale of asset disposal group, net of transaction costs and cash disposed of $3,943	—	9,119
Investment in equity method investees	—	(828)
Increase in loans receivable	—	(1,500)
Repayment of loans receivable	4,274	—
Purchases of property and equipment	(976)	(1,253)
Net Cash Flows Provided By Investing Activities	3,298	5,538
Financing Activities:
Exercise of stock options	52	—
Tax withholding requirements on equity awards	(4,005)	(1,932)
Repurchase of common shares	—	(77,088)
Borrowings under senior revolving credit facility	681,424	153,650
Repayments of borrowings under senior revolving credit facility	(512,450)	(200,400)
Deferred financing costs associated with the amended and restated senior revolving credit facility	(15,198)	—
Borrowings under individual production loans	108,948	134,870
Repayment of individual production loans	(182,930)	(122,886)
Production loan borrowings under film credit facility	3,897	33,002
Production loan repayments under film credit facility	(39,055)	(9,187)
Change in restricted cash collateral associated with financing activities	—	(3,043)
Repayments of borrowings under Term Loan associated with the acquisition of Summit	(185,504)	—
Proceeds from sale of senior secured second-priority notes, net of deferred financing costs	—	201,955
Repurchase of senior secured second-priority notes	—	(9,852)
Repurchase of convertible senior subordinated notes	(7,639)	(19,476)
Repayment of other financing obligations	(3,710)	—
Net Cash Flows Provided By (Used In) Financing Activities	(156,170)	79,613
Net Change In Cash And Cash Equivalents	(10,737)	(55,411)
Foreign Exchange Effects on Cash	838	(1,482)
Cash and Cash Equivalents - Beginning Of Period	64,298	86,419
Cash and Cash Equivalents - End Of Period	$54,399	$29,526
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
The unaudited condensed consolidated financial statements have been prepared in accordance with United States (the “U.S.”) accounting principles generally accepted (“GAAP”) for interim financial information and the instructions to quarterly report on Form 10-Q under the Exchange Act, and Article 10 of Regulation S-X under the Exchange Act. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these unaudited condensed consolidated financial statements. Operating results for the three and six months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2013. The balance sheet at March 31, 2012 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read together with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K and Amendment No. 1 to the Form 10-K for the fiscal year ended March 31, 2012 (collectively "Form 10-K").
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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2. Investment in Films and Television Programs

	September 30, 2012	March 31, 2012
	(Amounts in thousands)
Motion Picture Segment - Theatrical and Non-Theatrical Films
Released, net of accumulated amortization	$530,856	$557,003
Acquired libraries, net of accumulated amortization	24,507	29,320
Completed and not released	72,850	53,258
In progress	472,393	512,712
In development	25,625	19,399
Product inventory	34,056	31,000
	1,160,287	1,202,692
Television Segment - Direct-to-Television Programs
Released, net of accumulated amortization	112,127	93,499
In progress	74,636	30,781
In development	3,622	2,081
	190,385	126,361
	$1,350,672	$1,329,053
The following table sets forth acquired libraries that represent titles released three years prior to the date of acquisition. These libraries are being amortized over their expected revenue stream from the acquisition date over a period up to 20 years:

		Total Amortization Period	Remaining Amortization Period	Unamortized Costs
Acquired Library	Acquisition Date			September 30, 2012	March 31, 2012
		(In years)		(Amounts in thousands)
Trimark Holdings	October 2000	20.00	8.00	$1,129	$1,660
Artisan Entertainment	December 2003	20.00	11.25	19,093	22,112
Lionsgate UK	October 2005	20.00	13.00	474	532
Summit Entertainment	January 2012	20.00	19.25	3,811	5,016
Total acquired libraries				$24,507	$29,320
The Company expects approximately 45% of completed films and television programs, net of accumulated amortization, will be amortized during the one-year period ending September 30, 2013. Additionally, the Company expects approximately 81% of completed and released films and television programs, net of accumulated amortization and excluding acquired libraries, will be amortized during the three-year period ending September 30, 2015.

3. Equity Method Investments
The carrying amount of significant equity method investments at September 30, 2012 and March 31, 2012 were as follows:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	September 30, 2012
Equity Method Investee	Ownership Percentage	September 30, 2012	March 31, 2012
		(Amounts in thousands)
Horror Entertainment, LLC (“FEARnet”)	34.5%	$2,934	$2,880
NextPoint, Inc. (“Break Media”)	42.0%	5,994	8,477
Roadside Attractions, LLC (“Roadside”)	43.0%	2,938	3,118
Studio 3 Partners, LLC (“EPIX”)	31.2%	62,493	50,381
TV Guide Network	51.0%	98,247	106,406
		$172,606	$171,262
Equity interests in equity method investments in our consolidated statements of operations represent our portion of the income or loss of our equity method investees based on our percentage ownership and the elimination of profits on sales to equity method investees. Equity interests in equity method investments for the three and six months ended September 30, 2012, and 2011 were as follows (income (loss)):

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
Equity Method Investee	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
		As adjusted		As adjusted
	(Amounts in thousands)
Horror Entertainment, LLC (“FEARnet”)	$2	$(48)	$54	$8
NextPoint, Inc. (“Break Media”)	(828)	(660)	(2,483)	(1,976)
Roadside Attractions, LLC (“Roadside”)	203	246	87	207
Studio 3 Partners, LLC (“EPIX”)	5,525	5,333	12,112	8,215
TV Guide Network	(3,147)	(2,304)	(8,160)	(3,240)
Tiger Gate Entertainment Limited (“Tiger Gate”)	—	(678)	—	(1,365)
	$1,755	$1,889	$1,610	$1,849
Horror Entertainment, LLC. Horror Entertainment, LLC (“FEARnet”), is a multiplatform programming and content service provider of horror genre films operating under the branding of “FEARnet.” The Company licenses content to FEARnet for video-on-demand and broadband exhibition. The Company is recording its share of the FEARnet results on a one quarter lag and, accordingly, during the three and six months ended September 30, 2012, the Company recorded its share of the income generated by FEARnet for the three and six months ended June 30, 2012.
NextPoint, Inc. NextPoint, Inc. (“Break Media”), is an online home entertainment service provider operating under the branding of “Break Media.” The Company is recording its share of the Break Media results on a one quarter lag and, accordingly, during the three and six months ended September 30, 2012, the Company recorded its share of losses incurred by Break Media for the three and six months ended June 30, 2012.
Roadside Attractions, LLC. Roadside Attractions, LLC (“Roadside”), is an independent theatrical releasing company. The Company is recording its share of the Roadside results on a one quarter lag and, accordingly, during the three and six months ended September 30, 2012, the Company recorded its share of the income generated by Roadside for the three and six months ended June 30, 2012.
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

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
	(Amounts in thousands)
Revenue recognized on sales to EPIX	$6,256	$14,721	$22,772	$49,875

Gross profit on sales to EPIX	$2,185	$10,838	$9,170	$32,480
Ownership interest in EPIX	31.15%	31.15%	31.15%	31.15%
Elimination of the Company's share of profits on sales to EPIX	$681	$3,376	$2,856	$10,118
EPIX Financial Information:
The following table presents summarized balance sheet data as of September 30, 2012 and March 31, 2012 for EPIX:

	September 30, 2012	March 31, 2012
	(Amounts in thousands)
Current assets	$194,777	$196,903
Non-current assets	$172,495	$140,532
Current liabilities	$131,250	$140,684
Non-current liabilities	$9,321	$4,723
The following table presents the summarized statement of operations for the three and six months ended September 30, 2012 and 2011 for EPIX and a reconciliation of the net income reported by EPIX to equity interest income recorded by the Company:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
	(Amounts in thousands)
Revenues	$82,842	$79,457	$170,606	$158,861
Expenses:
Operating expenses	62,959	60,698	123,692	116,867
Selling, general and administrative expenses	6,498	5,777	12,241	11,698
Operating income	13,385	12,982	34,673	30,296
Interest income	—	3	—	6
Net income	$13,385	$12,985	$34,673	$30,302
Reconciliation of net income reported by EPIX to equity interest income:
Net income reported by EPIX	$13,385	$12,985	$34,673	$30,302
Ownership interest in EPIX	31.15%	31.15%	31.15%	31.15%
The Company's share of net income	4,169	4,045	10,801	9,439
Eliminations of the Company’s share of profits on sales to EPIX (1)	(681)	(3,376)	(2,856)	(10,118)
Realization of the Company’s share of profits on sales to EPIX (2)	2,037	4,664	4,167	8,894
Total equity interest income recorded	$5,525	$5,333	$12,112	$8,215
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

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
	(Amounts in thousands)
Revenue recognized on sales to TV Guide Network	$—	$—	$2,925	$2,925

Gross profit on sales to TV Guide Network	$—	$—	$735	$948
Ownership interest in TV Guide Network	51%	51%	51%	51%
Elimination of the Company's share of profit on sales to TV Guide Network	$—	$—	$375	$483

TV Guide Network Financial Information:
The following table presents summarized balance sheet data as of September 30, 2012 and March 31, 2012 for TV Guide Network:

	September 30, 2012	March 31, 2012
	(Amounts in thousands)
Current assets	$30,792	$41,548
Non-current assets	$228,744	$236,855
Current liabilities	$30,659	$30,979
Non-current liabilities	$31,068	$33,407
Redeemable preferred stock	$246,863	$230,412

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the summarized statement of operations for the three and six months ended September 30, 2012 and 2011 for TV Guide Network and a reconciliation of the net loss reported by TV Guide Network to equity interest loss recorded by the Company:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
	(Amounts in thousands)
Revenues	$19,931	$22,589	$41,995	$50,849
Expenses:
Cost of services	12,197	11,228	26,836	21,417
Selling, marketing, and general and administration	11,143	12,842	25,419	28,635
Depreciation and amortization	2,621	2,925	5,330	5,876
Operating loss	(6,030)	(4,406)	(15,590)	(5,079)
Interest expense, net	427	454	868	910
Accretion of redeemable preferred stock units (1)	8,368	7,290	16,452	14,332
Total interest expense, net	8,795	7,744	17,320	15,242
Net loss	$(14,825)	$(12,150)	$(32,910)	$(20,321)
Reconciliation of net loss reported by TV Guide Network to equity interest loss:
Net loss reported by TV Guide Network	$(14,825)	$(12,150)	$(32,910)	$(20,321)
Ownership interest in TV Guide Network	51%	51%	51%	51%
The Company's share of net loss	(7,561)	(6,197)	(16,784)	(10,364)
Accretion of dividend and interest income on redeemable preferred stock units (1)	4,268	3,717	8,390	7,309
Eliminations of the Company’s share of profit on sales to TV Guide Network (2)	—	—	(375)	(483)
Realization of the Company’s share of profits on sales to TV Guide Network (3)	146	176	609	298
Total equity interest loss recorded	$(3,147)	$(2,304)	$(8,160)	$(3,240)
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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4. Other Assets
The composition of the Company’s other assets is as follows as of September 30, 2012 and March 31, 2012:

	September 30, 2012	March 31, 2012
	(Amounts in thousands)
Deferred financing costs, net of accumulated amortization	$44,433	$39,130
Loans receivable	21,530	24,767
Prepaid expenses and other	14,721	14,637
Finite-lived intangible assets	9,282	11,977
	$89,966	$90,511
Deferred Financing Costs. Deferred financing costs primarily include costs incurred in connection with (1) the amended and restated senior revolving credit facility, (2) the issuance of the Senior Secured Second-Priority Notes, (3) the Term Loan associated with the acquisition of Summit and (4) the issuance of the April 2009 3.625% Notes and the January 2012 4.00% Notes (see Note 5) that are deferred and amortized to interest expense using the effective interest method.
Loans Receivable. The following table sets forth the Company’s loans receivable at September 30, 2012 and March 31, 2012:

	Interest Rate	September 30, 2012	March 31, 2012
	(Amounts in thousands)
Third-party producer	3.2%	$4,592	$9,049
NextPoint, Inc. (“Break Media”)	5.46% - 20.0%	16,938	15,718
		$21,530	$24,767

Prepaid Expenses and Other. Prepaid expenses and other primarily include prepaid expenses and security deposits.
Finite-lived Intangible Assets. Finite-lived intangibles consist primarily of sales agency relationships and trademarks. The composition of the Company's finite-lived intangible assets and the associated accumulated amortization is as follows as of September 30, 2012 and March 31, 2012:

			September 30, 2012			March 31, 2012
	Weighted Average Remaining Life	Range of Remaining Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in years)		(Amounts in thousands)
Finite-lived intangible assets:
Trademarks	5	1 - 5	$8,200	$2,918	$5,282	$8,200	$1,623	$6,577
Sales agency relationships	5	5	6,200	2,200	4,000	6,200	800	5,400
			$14,400	$5,118	$9,282	$14,400	$2,423	$11,977

The aggregate amount of amortization expense associated with the Company's intangible assets for the three and six months ended September 30, 2012 was approximately $1.3 million and $2.7 million, respectively (2011 - $0.1 million and $0.2 million, respectively). The estimated aggregate amortization expense for each of the years ending March 31, 2013 through 2017 is approximately $2.6 million, $3.7 million, $1.8 million, $0.8 million, and $0.4 million, respectively.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5. Corporate Debt

The total carrying values of corporate debt of the Company, excluding film obligations and production loans, were as follows as of September 30, 2012 and March 31, 2012:

	September 30, 2012	March 31, 2012
	(Amounts in thousands)
Senior revolving credit facility	$268,724	$99,750
Senior secured second-priority notes	431,881	431,510
Term loan	294,929	477,514
Convertible senior subordinated notes	83,704	104,498
Other financing obligations	—	3,778
	$1,079,238	$1,117,050
The following table sets forth future annual contractual principal payment commitments under corporate debt as of September 30, 2012:

	Maturity Date or	Year Ended March 31,
Debt Type	Next Holder Redemption Date (1)	2013	2014	2015	2016	2017	Thereafter	Total
		(Amounts in thousands)
Senior revolving credit facility	May 2016 (2)	$—	$—	$—	$—	$268,724	$—	$268,724
Senior secured second-priority notes	November 2016	—	—	—	—	436,000	—	436,000
Term loan	September 2016 (3)	—	—	3,762	35,587	259,811	—	299,160
Principal amounts of convertible senior subordinated notes:
October 2004 2.9375% Notes (conversion price of $11.50 per share)	October 2014	—	—	348	—	—	—	348
April 2009 3.625% Notes (conversion price of $8.25 per share)	March 2015	—	—	65,574	—	—	—	65,574
January 2012 4.00% Notes (conversion price of $10.50 per share)	January 2017	—	—	—	—	45,000	—	45,000
		$—	$—	$69,684	$35,587	$1,009,535	$—	1,114,806
Less aggregate unamortized (discount) premium, net								(35,568)
								$1,079,238
(1) The future repayment dates of the convertible senior subordinated notes represent the next redemption date by holders for each series of notes respectively, as described below.
(2) Amended and restated senior revolving credit facility expires the earlier of (i) September 27, 2017 or (ii) six (6) months prior to the maturity of the senior secured second-priority notes
(3) The Term Loan was to mature on September 7, 2016. On October 18, 2012, the Company terminated and paid off all amounts outstanding under the Term Loan of $299.2 million, as well as all accrued but unpaid interest (see Note 18).

Senior Revolving Credit Facility
On September 27, 2012, the Company amended and restated its senior revolving credit facility. The amended and restated senior revolving credit facility provides for borrowings up to $800 million, subject to a borrowing base and other restrictions. The amended credit agreement amends and restates the previous $340 million senior revolving credit facility.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of September 30, 2012, the indenture governing the Company's senior secured second-priority notes restricted the Company from borrowing in excess of $340 million under the Company's credit facility, unless certain financial ratios were met. Subsequently on October 15, 2012, the Company entered into a supplemental indenture to amend the indenture (the “Indenture”) governing the Company's senior secured second-priority notes. The supplemental indenture amends the previous Indenture to, among other things, enable the Company to incur additional secured indebtedness under the amended and restated senior revolving credit facility, in an aggregate principal amount not to exceed $650 million (an increase from the $340 million limit previously specified in the Indenture) (see Note 18).
Outstanding Amount. At September 30, 2012, the Company had borrowings of $268.7 million outstanding (March 31, 2012 — $99.8 million).
Availability of Funds. At September 30, 2012, there was $62.7 million available (March 31, 2012 — $230.2 million). The senior revolving credit facility provides for borrowings and letters of credit up to an aggregate of $800 million, however, due to restrictions in the Company's senior secured second-priority notes indenture as discussed above, the maximum borrowing capacity as of September 30, 2012 was $340 million, which was subsequently adjusted on October 15, 2012 to $650 million pursuant to a supplemental indenture which amended the indenture governing the senior secured second-priority notes. The availability of funds is also limited by a borrowing base and reduced by outstanding letters of credit which amounted to $8.6 million at September 30, 2012 (March 31, 2012 — $10.0 million).
Maturity Date. The senior revolving credit facility expires the earlier of (i) September 27, 2017 or (ii) six (6) months prior to the maturity of the Company’s senior secured second-priority notes.
Interest. Interest is payable at an alternative base rate, as defined, plus 1.5%, or LIBOR plus 2.5% as designated by the Company. As of September 30, 2012, the senior revolving credit facility bore interest of 2.5% over the LIBOR rate (effective interest rate of 2.71% and 2.74% on borrowings outstanding as of September 30, 2012 and March 31, 2012, respectively).
Commitment Fee. The Company is required to pay a quarterly commitment fee of 0.0375% to 0.5% per annum, depending on the average balance of borrowings outstanding during the period, on the total senior revolving credit facility of $800 million less the amount drawn.
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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Outstanding Amount. The outstanding amount is set forth in the table below:

	September 30, 2012	March 31, 2012
	(Amounts in thousands)
Principal amount of Senior Secured Second-Priority Notes	$436,000	$436,000
Unamortized Aggregate Premium/ (Discount), net	(4,119)	(4,490)
Net carrying amount of Senior Secured Second-Priority Notes	$431,881	$431,510

Maturity Date. The Senior Notes are due November 1, 2016.
Original Issue Discount/Premium. The October 2009 Senior Notes were issued by LGEI at an initial price of 95.222% (original issue discount — 4.778%) of the principal amount. The May 2011 Senior Notes were issued by LGEI at an initial price of 102.219% (original issue premium — 2.219%) of the principal amount. The original issue discount/premium and deferred financing costs are being amortized through November 1, 2016 using the effective interest method. As of September 30, 2012, the remaining amortization period was 4.1 years.
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

During the three months ended June 30, 2012 , the Company made voluntary early repayments of the Term Loan of approximately $163.3 million, in addition to required repayments of $22.2 million. As a result, the Company wrote off a proportionate amount of the related deferred financing costs and unamortized discount in the aggregate of $8.2 million, which is included in loss on extinguishment of debt in the consolidated statements of operations.

On October 18, 2012, the Company terminated and paid off all amounts outstanding under the Term Loan of $299.2 million, as well as all accrued but unpaid interest (see Note 18).

Outstanding Amount. The outstanding amount of the Term Loan is set forth in the table below:

	September 30, 2012	March 31, 2012
	(Amounts in thousands)
Principal amount	$299,160	$484,664
Unamortized discount	(4,231)	(7,150)
Net carrying amount	$294,929	$477,514
Maturity Date. The Term Loan was to mature on September 7, 2016. The Term Loan was repayable in quarterly installments equal to $13.75 million, with the balance payable on the final maturity date.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest. Interest was based on a base rate, as defined, or the LIBOR rate (subject to a LIBOR floor of 1.25%), in either case plus an applicable margin of 4.50% in the case of base rate loans and 5.50% in the case of LIBOR loans (effective interest rate of 7.75% and 6.75%, respectively as of September 30, 2012).
Security. The Term Loan was secured by collateral of the Summit assets.
Covenants. The Term Loan contained a number of affirmative and negative covenants that, among other things, require Summit to satisfy certain financial covenants.

Convertible Senior Subordinated Notes
Outstanding Amount. The following table sets forth the convertible senior subordinated notes outstanding at September 30, 2012 and March 31, 2012:

	September 30, 2012			March 31, 2012
	Principal	Unamortized Discount	Net Carrying Amount	Principal	Unamortized Discount	Net Carrying Amount
	(Amounts in thousands)
Convertible Senior Subordinated Notes
October 2004 2.9375% Notes (conversion price of $11.50 per share)	$348	$—	$348	$348	$—	$348
February 2005 3.625% Notes (conversion price of $14.28 per share)	—	—	—	23,464	—	23,464
April 2009 3.625% Notes (conversion price of $8.25 per share)	65,574	(18,266)	47,308	66,581	(21,119)	45,462
January 2012 4.00% Notes (conversion price of $10.50 per share)	45,000	(8,952)	36,048	45,000	(9,776)	35,224
	$110,922	$(27,218)	$83,704	$135,393	$(30,895)	$104,498

Interest Expense. The effective interest rate on the liability component and the amount of interest expense, which includes both the contractual interest coupon and amortization of the discount on the liability component, for the three and six months ended September 30, 2012 and 2011 are presented below.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
	(Amounts in thousands)
October 2004 2.9375% Convertible Senior Subordinated Notes:
Effective interest rate of liability component (9.65%)
Interest expense
Contractual interest coupon	$—	$198	$5	$464
Amortization of discount on liability component and debt issuance costs	—	484	—	1,100
	—	682	5	1,564
February 2005 3.625% Convertible Senior Subordinated Notes:
Effective interest rate of liability component (10.03%)
Interest expense
Contractual interest coupon	80	212	328	425
Amortization of discount on liability component and debt issuance costs	—	386	6	760
	80	598	334	1,185
April 2009 3.625% Convertible Senior Subordinated Notes:
Effective interest rate of liability component (17.26%)
Interest expense
Contractual interest coupon	604	604	1,207	1,207
Amortization of discount on liability component and debt issuance costs	1,470	1,238	2,868	2,413
	2,074	1,842	4,075	3,620
January 2012 4.00% Convertible Senior Subordinated Notes:
Effective interest rate of liability component (9.56%)
Interest expense
Contractual interest coupon	450	—	900	—
Amortization of discount on liability component and debt issuance costs	429	—	849	—
	879	—	1,749	—
Total
Contractual interest coupon	1,134	1,014	2,440	2,096
Amortization of discount on liability component and debt issuance costs	1,899	2,108	3,723	4,273
	$3,033	$3,122	$6,163	$6,369

Fiscal 2013 Convertible Senior Subordinated Notes Transactions

February 2005 3.625% Notes. On July 17, 2012, the Company completed the optional redemption of the February 2005 3.625% Notes. Of the $23.5 million of February 2005 3.625% notes called for redemption, $7.7 million were redeemed for cash at 100% of their principal amount, plus accrued and unpaid interest and $15.8 million were converted into common shares at a conversion rate of 70.0133 common shares per $1,000 in principal amount, or a conversion price of approximately $14.28 per share for an aggregate of 1,107,950 common shares (plus cash in lieu of fractional shares). Following the redemption, the February 2005 3.625% Notes are no longer outstanding. There was no gain or loss on the redemption because the fair value of the liability equaled the carrying value of the liability and all deferred financing costs were fully amortized.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

April 2009 3.625% Notes. On September 18, 2012, $1.0 million of the principal amount of the April 2009 3.625% Notes were converted into common shares at a conversion rate of 121.2121 common shares per $1,000 in principal amount, or a conversion price of approximately $8.25 per share for an aggregate of 122,060 common shares (plus cash in lieu of fractional shares). The gain on the conversion was not significant because the carrying value of the April 2009 3.625% Notes plus the unamortized deferred financing costs approximated the fair value of the liability component of the notes.
Convertible Senior Subordinated Notes Terms
October 2004 2.9375% Notes. In October 2004, LGEI sold $150.0 million of the October 2004 2.9375% Notes, of which $50.1 million was allocated to the equity component.
Outstanding Amount: As of September 30, 2012, $0.3 million of aggregate principal amount (carrying value —$0.3 million) of the October 2004 2.9375% Notes remains outstanding.
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
Outstanding Amount: As of September 30, 2012, $65.6 million of aggregate principal amount (carrying value — $47.3 million) of the April 2009 3.625% Notes remains outstanding.
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
Outstanding Amount: As of September 30, 2012, $45.0 million of aggregate principal amount (carrying value — $36.0 million) of the January 2012 4.00% Notes remains outstanding.
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

6. Participations and Residuals
The Company expects approximately 69% of accrued participations and residuals will be paid during the one-year period ending September 30, 2013.

7. Film Obligations and Production Loans

	September 30, 2012	March 31, 2012
	(Amounts in thousands)
Film obligations	$84,319	$98,750
Production loans
Individual production loans	278,978	352,960
Pennsylvania Regional Center production loans	65,500	65,500
Film credit facility	8,782	43,940
Total film obligations and production loans	$437,579	$561,150

The following table sets forth future annual repayment of film obligations and production loans as of September 30, 2012:

	Six Months Ended
	March 31,	Year Ended March 31,
	2013	2014	2015	2016	2017	Thereafter	Total
	(Amounts in thousands)
Film obligations	$36,161	$19,440	$16,020	$11,680	$2,000	$3,000	$88,301
Production loans
Individual production loans	125,295	114,949	38,734	—	—	—	278,978
Pennsylvania Regional Center production loans	—	65,500	—	—	—	—	65,500
Film credit facility	—	8,782	—	—	—	—	8,782
	$161,456	$208,671	$54,754	$11,680	$2,000	$3,000	441,561
Less imputed interest on film obligations							(3,982)
							$437,579
Film Obligations
Film obligations include minimum guarantees, which represent amounts payable for film rights that the Company has acquired and certain theatrical marketing obligations, which represent amounts received from third parties that are contractually committed for theatrical marketing expenditures associated with specific titles.
Individual Production Loans
Production loans represent individual loans for the production of film and television programs that the Company produces. Individual production loans have contractual repayment dates either at or near the expected completion date, with the exception of certain loans containing repayment dates on a longer term basis. Individual production loans of $264.0 million incur interest at rates ranging from 3.36% to 3.69%, and approximately $15.0 million of production loans are non-interest bearing.
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
Outstanding Amount. At September 30, 2012, the Company had borrowings of $65.5 million (March 31, 2012 — $65.5 million).
Availability of Funds. At September 30, 2012, there were no amounts available under this agreement (March 31, 2012 — nil).
Maturity Date. All amounts borrowed under this loan agreement with the Pennsylvania Regional Center are due April 11, 2013, five years from the date that the Company began to borrow under this agreement.
Interest. Amounts borrowed under the agreement carry an interest rate of 1.5%, which is payable semi-annually.
Security. The loan is secured by a first priority security interest in the Company’s film library pursuant to an intercreditor agreement with the Company’s senior lender under the Company’s senior revolving credit facility. Pursuant to the terms of the Company’s senior revolving credit facility, the Company is required to maintain certain collateral equal to the loans outstanding plus 5% under this facility. Such collateral can consist of cash, cash equivalents or debt securities, including the Company’s convertible senior subordinated notes repurchased. As of September 30, 2012, $59.4 million principal value (fair value — $72.1 million) of the Company’s convertible senior subordinated notes repurchased was held as collateral under the Company’s senior revolving credit facility (March 31, 2012 — $72.8 million principal value, $83.1 million fair value).

Film Credit Facility
On October 6, 2009, the Company entered into a revolving film credit facility agreement, as amended effective December 31, 2009 and June 22, 2010 (the “Film Credit Facility”), which provides for borrowings for the acquisition or production of motion pictures.
Outstanding Amount. At September 30, 2012, the Company had borrowings of $8.8 million (March 31, 2012 — $43.9 million).
Availability of Funds. Currently, the Film Credit Facility provides for total borrowings up to $20 million, subject to a borrowing base, which can vary based on the amount of sales contracts in place on pictures financed under the facility. The Company reduced the borrowing commitment from $130 million to $60 million in July 2012 and then to $20 million in September 2012.
Maturity Date. The Film Credit Facility has a maturity date of April 6, 2013. Borrowings under the Film Credit Facility are due the earlier of (a) nine months after delivery of each motion picture or (b) April 6, 2013.
Interest. As of September 30, 2012, the Film Credit Facility bore interest of 3.25% over the “LIBO” rate (as defined in the credit agreement). The weighted average interest rate on borrowings outstanding as of September 30, 2012 was 3.46% (March 31, 2012 — 3.49%).
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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the carrying values and fair values of the Company’s investment in TV Guide Network's mandatorily redeemable preferred stock units and outstanding debt at September 30, 2012 and March 31, 2012:

	September 30, 2012		March 31, 2012
	(Amounts in thousands)
	Carrying Value	Fair Value	Carrying Value	Fair Value
		(Level 3)		(Level 3)
Assets:
Investment in TV Guide Network's Mandatorily Redeemable Preferred Stock Units	$98,247	$150,466	$106,406	$145,029

	Carrying Value	Fair Value	Carrying Value	Fair Value
		(Level 2)		(Level 2)
Liabilities:
October 2004 2.9375% convertible senior subordinated notes	$348	$256	$348	$237
February 2005 3.625% convertible senior subordinated notes	—	—	23,464	19,295
April 2009 3.625% convertible senior subordinated notes	47,308	53,567	45,462	59,083
January 2012 4.00% convertible senior subordinated notes	36,048	36,423	35,224	35,619
Individual production loans	278,978	278,269	352,960	351,911
Pennsylvania Regional Center production loans	65,500	64,567	65,500	63,679
Senior secured second-priority notes	431,881	482,195	431,510	479,055
Term Loan	294,929	294,900	477,514	480,423
	$1,154,992	$1,210,177	$1,431,982	$1,489,302

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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Purchase price consideration:	(Amounts in thousands)
Cash	$361,914
Fair value of 5,837,781 of Lionsgate's shares issued	50,205
Purchase price	412,119

Fair value of contingent consideration	5,900
Required repayment of Summit's existing Term Loan	507,775
Total purchase consideration including debt repayment	$925,794

Provisional allocation of the estimated total purchase consideration (1):
Cash and cash equivalents	$315,932
Restricted cash	5,126
Accounts receivable, net	161,203
Investment in films and television programs, net	627,679
Other assets acquired	7,972
Finite-lived intangible assets:
Sales agency relationships	6,200
Tradenames	6,600
Other liabilities assumed	(297,721)
Fair value of net assets acquired	832,991
Goodwill	92,803
$925,794
(1) Measurement period adjustments include a decrease to investment in films and television programs, net of $7.2 million and a decrease to other liabilities assumed of $7.8 million, resulting in a net increase of $0.6 million of the fair value of net assets acquired and a decrease of $0.6 million to goodwill.

Goodwill of $92.8 million represents the excess of the purchase price over the preliminary estimate of the fair value of the underlying tangible and identifiable intangible assets acquired and liabilities assumed. The acquisition goodwill arises from the opportunity for synergies of the combined companies, strengthening our global distribution infrastructure and building a stronger presence in the entertainment industry allowing for enhanced positioning for motion picture projects and selling opportunities. Although the goodwill will not be amortized for financial reporting purposes, it is anticipated that substantially all of the goodwill will be deductible for federal tax purposes over the statutory period of 15 years.

The following unaudited pro forma condensed consolidated statement of operations presented below illustrate the results of operations of the Company as if the acquisition of Summit as described above and the issuance of the $45.0 million January 2012 4.00% Notes issued in connection with the acquisition occurred at the beginning of the prior period presented. The information below is based on the provisional estimate of the purchase price allocation to the assets and liabilities acquired as shown above. The statements of operations information below includes the statements of operations of Summit for the six months ended June 30, 2011 combined with the Company's statements of operations for the six months ended September 30, 2011.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Six Months Ended
September 30, 2011

Revenues	$882,443
Operating income	$43,233
Net income	$(7,279)
Basic Net Income Per Common Share	$(0.05)
Diluted Net Income Per Common Share	$(0.05)
Weighted average number of common shares outstanding - Basic	141,212
Weighted average number of common shares outstanding - Diluted	141,212
The unaudited pro forma condensed consolidated statement of operations does not include any adjustments for any restructuring activities, operating efficiencies or cost savings.
In connection with the Summit acquisition, the Company incurred severance charges of $8.7 million, which was included in general and administrative expenses on the consolidated statement of operations for the year ended March 31, 2012 as part of management's plan to integrate and restructure the combined companies. An additional $0.3 million and $2.0 million of severance charges were incurred in the three and six months ended September 30, 2012, respectively. As of September 30, 2012, $0.7 million of the severance costs remained unpaid and are reflected in accounts payable and accrued liabilities on the consolidated balance sheet. All severance costs relate to the Motion Pictures segment.

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

10. Direct Operating Expenses

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
	(Amounts in thousands)
Amortization of films and television programs	$227,567	$134,231	$394,664	$219,214
Participations and residual expense	94,560	71,678	173,163	126,814
Other expenses:
Provision (benefit) for doubtful accounts	305	97	(382)	(321)
Foreign exchange losses (gains)	798	338	1,603	(5)
	$323,230	$206,344	$569,048	$345,702

11. Net Income (Loss) Per Share
Basic net income (loss) per share is calculated based on the weighted average common shares outstanding for the period. Basic net income (loss) per share for the three and six months ended September 30, 2012 and 2011 is presented below:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
		As adjusted (Note 1)		As adjusted (Note 1)
	(Amounts in thousands)
Basic Net Income (Loss) Per Common Share:
Numerator:
Net income (loss)	$75,529	$(25,306)	$31,329	$(14,972)
Denominator:
Weighted average common shares outstanding	134,390	133,755	133,815	135,374
Basic Net Income (Loss) Per Common Share	$0.56	$(0.19)	$0.23	$(0.11)

Diluted net income (loss) per common share reflects the potential dilutive effect, if any, of the conversion of the October 2004 2.9375% Notes, the February 2005 3.625% Notes, the April 2009 3.625% Notes and the January 2012 4.00% Notes under the "if converted" method. Diluted net income (loss) per common share also reflects share purchase options and restricted share units using the treasury stock method when dilutive, and any contingently issuable shares when dilutive. Diluted net income (loss) per common share for the three and six months ended September 30, 2012 and 2011 is presented below:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
		As adjusted (Note 1)		As adjusted (Note 1)
	(Amounts in thousands)
Diluted Net Income (Loss) Per Common Share:
Numerator:
Net income (loss)	$75,529	$(25,306)	$31,329	$(14,972)
Add:
Interest on convertible notes, net of tax	2,828	—	5	—
Amortization of deferred financing costs, net of tax	19	—	—	—
Numerator for Diluted Net Income (Loss) Per Common Share	$78,376	$(25,306)	$31,334	$(14,972)

Denominator:
Weighted average common shares outstanding	134,390	133,755	133,815	135,374
Effect of dilutive securities:
Conversion of notes	12,613	—	30	—
Share purchase options	935	—	402	—
Restricted share units	758	—	363	—
Adjusted weighted average common shares outstanding	148,696	133,755	134,610	135,374
Diluted Net Income (Loss) Per Common Share	$0.53	$(0.19)	$0.23	$(0.11)
`
As of September 30, 2012 and 2011, the outstanding common shares issuable presented below were excluded from diluted net income (loss) per common share because their inclusion would have had an anti-dilutive effect.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

September 30, 2011
(in thousands)
Anti-dilutive shares issuable under share purchase options and restricted share units
Share purchase options	3,310
Restricted share units	1,335
Contingently issuable restricted share units	303
Total	4,948

In addition, the dilutive effect of the conversion of the Company's convertible senior subordinated notes of 13.3 million shares were excluded from diluted net income per common share for the six months ended September 30, 2012, and 12.1 million shares and 12.4 million shares were excluded from diluted net loss per common share for the three and six months ended September 30, 2011, respectively, because their inclusion would have had an anti-dilutive effect.

12. Capital Stock

(a) Common Shares
The Company had 500 million authorized common shares at September 30, 2012 and March 31, 2012. The table below outlines common shares reserved for future issuance:

	September 30, 2012	March 31, 2012
	(Amounts in thousands)
Stock options outstanding, average exercise price $10.80 (March 31, 2012 - $10.20)	3,749	3,157
Restricted share units — unvested	2,085	1,867
Share purchase options and restricted share units available for future issuance	17,873	1,984
Shares issuable upon conversion of October 2004 2.9375% Notes at conversion price of $11.50 per share	30	30
Shares issuable upon conversion of February 2005 3.625% Notes at conversion price of $14.28 per share	—	1,643
Shares issuable upon conversion of April 2009 3.625% Notes at conversion price of $8.25 per share	7,948	8,070
Shares issuable upon conversion of January 2012 4.00% Notes at conversion price of $10.50 per share	4,286	4,286
Shares reserved for future issuance	35,971	21,037

In September 2012, the Company adopted the 2012 Performance Incentive Plan (the "2012 Plan"). The 2012 Plan provides for the issuance of up to an additional 18.3 million shares of common shares of the Company, stock options, share appreciation rights, restricted stock, stock bonuses and other forms of awards granted or denominated in common shares or units of common shares, as well as certain cash bonus awards to eligible directors of the Company, officers or employees of the Company or any of its subsidiaries, and certain consultants and advisors to the Company or any of its subsidiaries.

(b) Share-based Compensation

The Company recognized the following share-based compensation expense during the three and six months ended September 30, 2012, and 2011:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
	(Amounts in thousands)
Compensation Expense:
Stock Options	$356	$29	$655	$60
Restricted Share Units and Other Share-based Compensation	4,404	2,525	11,628	4,755
Stock Appreciation Rights	2,139	(173)	4,365	172
Total	$6,899	$2,381	$16,648	$4,987

There was no income tax benefit recognized in the statements of operations for share-based compensation arrangements during the three and six months ended September 30, 2012 and 2011.
During the six months ended September 30, 2012, the Company granted 696,909 and 1,056,938 stock options and restricted share units, respectively, at a weighted-average grant-date fair value of $4.50 and $12.92, respectively.
The total intrinsic value of options exercised as of each exercise date during the six months ended September 30, 2012 and 2011 was $0.1 million and nil, respectively.
Total unrecognized compensation cost related to unvested stock options and restricted share unit awards at September 30, 2012 are $3.4 million and $14.6 million, respectively, and are expected to be recognized over a weighted average period of 2.2 and 1.5 years, respectively.
Stock Appreciation Rights
The Company has the following stock appreciation rights (“SARs”) outstanding as of September 30, 2012:

Grant Date	SARs Outstanding	Vested and Exercisable	Exercise Price	Original Vesting Period (see below)	Expiration Date	Fair Value September 30, 2012	Liability September 30, 2012
							(in thousands)
February 5, 2009	150,000	150,000	$5.45	3 years	February 5, 2014	$9.87	$1,481
April 6, 2009	75,000	75,000	$5.17	4 years	April 6, 2014	$10.16	$762
March 17, 2010	500,000	500,000	$5.95	4 years	March 17, 2015	$9.52	$4,759
January 19, 2012	2,400,000	—	$9.48	3 years	January 19, 2017	$7.43	$4,150
February 9, 2012	350,000	—	$11.01	3 years	February 9, 2017	$6.61	$495

At September 30, 2012, the Company has a stock-based compensation liability accrual in the amount of $11.6 million (March 31, 2012 — $32.4 million) included in accounts payable and accrued liabilities on the consolidated balance sheets relating to these SARs.

During the year ended March 31, 2012, certain individuals exercised 700,000 and 625,000 SARs granted on February 5, 2009 and April 6, 2009, respectively. During the three months ended September 30, 2012, a certain third-party producer exercised 1,750,000 SARs granted on July 14, 2008 and February 15, 2011.
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
At September 30, 2012, the following assumptions were used in the Black-Scholes option-pricing model:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Grant Date	Risk-Free Interest Rate	Expected Option Lives (in years)	Expected Volatility for Options	Expected Dividend Yield
February 5, 2009	0.2%	1.4 years	45%	—%
April 6, 2009	0.2%	1.5 years	45%	—%
March 17, 2010	0.2%	2.5 years	40%	—%
January 19, 2012	0.5%	4.3 years	38%	—%
February 9, 2012	0.5%	4.4 years	38%	—%

13. Segment Information
Accounting guidance requires the Company to make certain disclosures about each reportable segment. The Company’s reportable segments are determined based on the distinct nature of their operations and each segment is a strategic business unit that offers different products and services and is managed separately. The Company has two reportable business segments as of September 30, 2012: Motion Pictures and Television Production.
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

Segmented information by business unit is as follows:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
	(Amounts in thousands)
Segment revenues
Motion Pictures	$607,972	$218,900	$1,014,506	$411,418
Television Production	98,996	139,181	164,282	207,922
	$706,968	$358,081	$1,178,788	$619,340
Direct operating expenses
Motion Pictures	$243,325	$108,585	$437,007	$194,771
Television Production	79,905	97,759	132,041	150,931
	$323,230	$206,344	$569,048	$345,702
Distribution and marketing
Motion Pictures	$229,134	$135,366	$402,035	$194,465
Television Production	7,308	6,276	13,116	11,923
	$236,442	$141,642	$415,151	$206,388
Segment contribution before general and administration expenses
Motion Pictures	$135,513	$(25,051)	$175,464	$22,182
Television Production	11,783	35,146	19,125	45,068
	$147,296	$10,095	$194,589	$67,250
General and administration
Motion Pictures	$15,105	$11,461	$31,950	$23,646
Television Production	2,922	3,023	5,635	5,695
	$18,027	$14,484	$37,585	$29,341
Segment profit
Motion Pictures	$120,408	$(36,512)	$143,514	$(1,464)
Television Production	8,861	32,123	13,490	39,373
	$129,269	$(4,389)	$157,004	$37,909
Acquisition of investment in films and television programs
Motion Pictures	$183,483	$167,772	$264,534	$318,379
Television Production	78,632	63,836	158,586	115,005
	$262,115	$231,608	$423,120	$433,384

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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment profit is defined as segment revenue less segment direct operating, distribution and marketing, and general and administration expenses. The reconciliation of total segment profit to the Company’s income (loss) before income taxes is as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
		As adjusted		As adjusted
	(Amounts in thousands)
Company’s total segment profit (loss)	$129,269	$(4,389)	$157,004	$37,909
Less:
Shared services and corporate expenses (1)	(26,003)	(14,944)	(58,789)	(28,009)
Depreciation and amortization	(2,115)	(681)	(4,220)	(1,915)
Interest expense	(23,285)	(17,569)	(50,775)	(33,904)
Interest and other income	1,029	928	1,979	1,370
Gain on sale of asset disposal group	—	10,967	—	10,967
Loss on extinguishment of debt	(1,000)	(436)	(9,159)	(967)
Equity interests income	1,755	1,889	1,610	1,849
Income (loss) before income taxes	$79,650	$(24,235)	$37,650	$(12,700)

(1)
Includes share-based compensation expense of $6.9 million and $16.6 million for the three and six months ended September 30, 2012, respectively, and $2.4 million and $5.0 million for the three and six months ended September 30, 2011, respectively. The three and six months ended September 30, 2012 also includes severance and transaction costs related to the acquisition of Summit of $0.3 million and $2.0 million, respectively. The six months ended September 30, 2011 includes a benefit for charges associated with a shareholder activist matter of $2.0 million related to a negotiated settlement with a vendor of costs incurred and recorded in fiscal year 2011, and insurance recoveries of related litigation offset by other costs.

The following table sets forth significant assets as broken down by segment and other unallocated assets as of September 30, 2012 and March 31, 2012:

	September 30, 2012			March 31, 2012
	Motion Pictures	Television Production	Total	Motion Pictures	Television Production	Total
	(Amounts in thousands)
Significant assets by segment
Accounts receivable	$500,439	$200,915	$701,354	$577,463	$207,067	$784,530
Investment in films and television programs, net	1,160,287	190,385	1,350,672	1,202,692	126,361	1,329,053
Goodwill	297,043	28,961	326,004	297,672	28,961	326,633
	$1,957,769	$420,261	$2,378,030	$2,077,827	$362,389	$2,440,216
Other unallocated assets (primarily cash, other assets, and equity method investments)			332,333			347,779
Total assets			$2,710,363			$2,787,995

Purchases of property and equipment amounted to $0.6 million and $1.0 million for the three and six months ended September 30, 2012 , respectively, and $0.8 million and $1.3 million for the three and six months September 30, 2011, respectively.

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

The following tables present condensed consolidating financial information as of September 30, 2012 and March 31, 2012, and for the six months ended September 30, 2012 and 2011 for (1) the Company, on a stand-alone basis, (2) LGEI, on a stand-alone basis, (3) the non-guarantor subsidiaries of the Company (including the subsidiaries of LGEI), on a combined basis (collectively, the “Non-guarantor Subsidiaries”) and (4) the Company, on a consolidated basis.

	As of
	September 30, 2012
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	Lions Gate Consolidated
	(Amounts in thousands)
BALANCE SHEET
Assets
Cash and cash equivalents	$1,036	$8,983	$44,380	$—	$54,399
Restricted cash	—	2,789	3,845	—	6,634
Accounts receivable, net	509	7,787	693,058	—	701,354
Investment in films and television programs, net	254	6,391	1,346,947	(2,920)	1,350,672
Property and equipment, net	—	6,768	1,960	—	8,728
Equity method investments	—	8,935	164,488	(817)	172,606
Goodwill	10,173	—	315,831	—	326,004
Other assets	49,201	56,125	33,640	(49,000)	89,966
Subsidiary investments and advances	86,056	266,617	(375,680)	23,007	—
	$147,229	$364,395	$2,228,469	$(29,730)	$2,710,363
Liabilities and Shareholders’ Equity (Deficiency)
Senior revolving credit facility	$—	$268,724	$—	$—	$268,724
Senior secured second-priority notes	—	431,881	—	—	431,881
Term loan	—	—	294,929	—	294,929
Accounts payable and accrued liabilities	747	81,343	285,794	37	367,921
Participations and residuals	192	3,411	414,590	354	418,547
Film obligations and production loans	75	—	437,504	—	437,579
Convertible senior subordinated notes and other financing obligations	—	83,704	49,000	(49,000)	83,704
Deferred revenue	—	17,039	243,824	—	260,863
Shareholders’ equity (deficiency)	146,215	(521,707)	502,828	18,879	146,215
	$147,229	$364,395	$2,228,469	$(29,730)	$2,710,363

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months Ended
	September 30, 2012
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	Lions Gate Consolidated
		(Amounts in thousands)
STATEMENT OF OPERATIONS
Revenues	$—	$7,660	$1,171,128	$—	$1,178,788
EXPENSES:
Direct operating	—	1,166	567,882	—	569,048
Distribution and marketing	(1)	1,084	414,068	—	415,151
General and administration	902	57,149	38,577	(254)	96,374
Depreciation and amortization	—	905	3,315	—	4,220
Total expenses	901	60,304	1,023,842	(254)	1,084,793
OPERATING INCOME (LOSS)	(901)	(52,644)	147,286	254	93,995
Other expenses (income):
Interest expense	—	35,184	16,091	(500)	50,775
Interest and other income	(6)	(1,735)	(738)	500	(1,979)
Loss on extinguishment of debt	—	633	8,526	—	9,159
Total other expenses (income)	(6)	34,082	23,879	—	57,955
INCOME (LOSS) BEFORE EQUITY INTERESTS AND INCOME TAXES	(895)	(86,726)	123,407	254	36,040
Equity interests income (loss)	32,224	118,254	4,006	(152,874)	1,610
INCOME (LOSS) BEFORE INCOME TAXES	31,329	31,528	127,413	(152,620)	37,650
Income tax provision (benefit)	—	2,392	3,929	—	6,321
NET INCOME (LOSS)	31,329	29,136	123,484	(152,620)	31,329
Foreign currency translation adjustments	1,061	2,358	460	(2,801)	1,078
Net unrealized gain on foreign exchange contracts	—	—	(17)	—	(17)
COMPREHENSIVE INCOME (LOSS)	$32,390	$31,494	$123,927	$(155,421)	$32,390

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months Ended
	September 30, 2012
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	Lions Gate Consolidated
	(Amounts in thousands)
STATEMENT OF CASH FLOWS
NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	$4,433	$(136,699)	$274,401	$—	$142,135
INVESTING ACTIVITIES:
Repayment of loans receivable	—	—	4,274	—	4,274
Purchases of property and equipment	—	(932)	(44)	—	(976)
NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	—	(932)	4,230	—	3,298
FINANCING ACTIVITIES:
Exercise of stock options	52	—	—	—	52
Tax withholding requirements on equity awards	(4,005)	—	—	—	(4,005)
Borrowings under senior revolving credit facility	—	681,424	—	—	681,424
Repayments of borrowings under senior revolving credit facility	—	(512,450)	—	—	(512,450)
Deferred financing costs associated with the amended and restated senior revolving credit facility	—	(15,198)	—	—	(15,198)
Borrowings under individual production loans	—	—	108,948	—	108,948
Repayment of individual production loans	—	—	(182,930)	—	(182,930)
Production loan borrowings under film credit facility	—	—	3,897	—	3,897
Production loan repayments under film credit facility	—	—	(39,055)	—	(39,055)
Repayments of borrowings under Term Loan associated with the acquisition of Summit	—	—	(185,504)	—	(185,504)
Repurchase of convertible senior subordinated notes	—	(7,639)	—	—	(7,639)
Repayment of other financing obligations	—	—	(3,710)	—	(3,710)
NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	(3,953)	146,137	(298,354)	—	(156,170)
NET CHANGE IN CASH AND CASH EQUIVALENTS	480	8,506	(19,723)	—	(10,737)
FOREIGN EXCHANGE EFFECTS ON CASH	(5)	—	843	—	838
CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	561	477	63,260	—	64,298
CASH AND CASH EQUIVALENTS — END OF PERIOD	$1,036	$8,983	$44,380	$—	$54,399

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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months Ended
	September 30, 2011
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	Lions Gate Consolidated
	(Amounts in thousands)
STATEMENT OF OPERATIONS
Revenues	$—	$20,342	$617,972	$(18,974)	$619,340
EXPENSES:
Direct operating	457	141	349,812	(4,708)	345,702
Distribution and marketing	—	(126)	206,580	(66)	206,388
General and administration	686	27,135	29,654	(125)	57,350
Gain on sale of asset disposal group	(10,967)	—	—	—	(10,967)
Depreciation and amortization	—	1,656	259	—	1,915
Total expenses	(9,824)	28,806	586,305	(4,899)	600,388
OPERATING INCOME (LOSS)	9,824	(8,464)	31,667	(14,075)	18,952
Other expenses (income):
Interest expense	—	30,801	3,518	(415)	33,904
Interest and other income	(66)	(1,451)	(268)	415	(1,370)
Loss on extinguishment of debt	—	967	—	—	967
Total other expenses (income)	(66)	30,317	3,250	—	33,501
INCOME (LOSS) BEFORE EQUITY INTERESTS AND INCOME TAXES	9,890	(38,781)	28,417	(14,075)	(14,549)
Equity interests income (loss)	(24,908)	14,918	4,983	6,856	1,849
INCOME (LOSS) BEFORE INCOME TAXES	(15,018)	(23,863)	33,400	(7,219)	(12,700)
Income tax provision (benefit)	(46)	1,093	1,225	—	2,272
NET INCOME (LOSS)	(14,972)	(24,956)	32,175	(7,219)	(14,972)
Foreign currency translation adjustments	(3,697)	8,975	18,965	(28,602)	(4,359)
Net unrealized gain on foreign exchange contracts	—	—	662	—	662
COMPREHENSIVE INCOME (LOSS)	$(18,669)	$(15,981)	$51,802	$(35,821)	$(18,669)

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months Ended
	September 30, 2011
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	Lions Gate Consolidated
	(Amounts in thousands)
STATEMENT OF CASH FLOWS
NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	$73,947	$(129,504)	$(85,005)	$—	$(140,562)
INVESTING ACTIVITIES:
Proceeds from the sale of asset disposal group, net of transaction costs and cash disposed of $3,943	9,119	—	—	—	9,119
Investment in equity method investees	(828)	—	—	—	(828)
Increase in loans receivable	—	(1,500)	—	—	(1,500)
Purchases of property and equipment	—	(1,253)	—	—	(1,253)
NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	8,291	(2,753)	—	—	5,538
FINANCING ACTIVITIES:
Tax withholding requirements on equity awards	(1,932)	—	—	—	(1,932)
Repurchase of common shares	(77,088)	—	—	—	(77,088)
Borrowings under senior revolving credit facility	—	153,650	—	—	153,650
Repayments of borrowings under senior revolving credit facility	—	(200,400)	—	—	(200,400)
Borrowings under individual production loans	—	—	134,870	—	134,870
Repayment of individual production loans	—	—	(122,886)	—	(122,886)
Production loan borrowings under film credit facility	—	—	33,002	—	33,002
Production loan repayments under film credit facility	—	—	(9,187)	—	(9,187)
Change in restricted cash collateral associated with financing activities	—	—	(3,043)	—	(3,043)
Proceeds from sale of senior secured second-priority notes, net of deferred financing costs	—	201,955	—	—	201,955
Repurchase of senior secured second-priority notes	—	(9,852)	—	—	(9,852)
Repurchase of convertible senior subordinated notes	—	(19,476)	—	—	(19,476)
NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	(79,020)	125,877	32,756	—	79,613
NET CHANGE IN CASH AND CASH EQUIVALENTS	3,218	(6,380)	(52,249)	—	(55,411)
FOREIGN EXCHANGE EFFECTS ON CASH	451	—	(1,933)	—	(1,482)
CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	795	6,451	79,173	—	86,419
CASH AND CASH EQUIVALENTS — END OF PERIOD	$4,464	$71	$24,991	$—	$29,526

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
The Company has agreed to make available to the trustee and the holders of the Senior Notes the following tables which present condensed consolidating financial information as of September 30, 2012 and March 31, 2012, and for the six months ended September 30, 2012, and 2011 for (1) the Company, on a stand-alone basis, (2) LGEI, on a stand-alone basis, (3) the guarantor subsidiaries of the Company (including the subsidiaries of LGEI), on a combined basis (4) the non-guarantor subsidiaries of the Company (including the subsidiaries of LGEI), on a combined basis and (5) the Company, on a consolidated basis.

	As of
	September 30, 2012
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.
			Other Subsidiaries		Consolidating Adjustments	Lions Gate Consolidated
			Guarantors	Non-guarantors
	(Amounts in thousands)
BALANCE SHEET
Assets
Cash and cash equivalents	$1,036	$8,983	$1,007	$43,373	$—	$54,399
Restricted cash	—	2,789	—	3,845	—	6,634
Accounts receivable, net	509	7,787	510,577	182,481	—	701,354
Investment in films and television programs, net	254	6,391	816,801	530,073	(2,847)	1,350,672
Property and equipment, net	—	6,768	103	1,857	—	8,728
Equity method investments	—	8,935	65,358	99,559	(1,246)	172,606
Goodwill	10,173	—	192,830	123,001	—	326,004
Other assets	49,201	56,125	8,021	25,619	(49,000)	89,966
Subsidiary investments and advances	86,056	266,617	(223,514)	(164,468)	35,309	—
	$147,229	$364,395	$1,371,183	$845,340	$(17,784)	$2,710,363
Liabilities and Shareholders’ Equity (Deficiency)
Senior revolving credit facility	$—	$268,724	$—	$—	$—	$268,724
Senior secured second-priority notes	—	431,881	—	—	—	431,881
Term loan	—	—	—	294,929	—	294,929
Accounts payable and accrued liabilities	747	81,343	205,351	80,443	37	367,921
Participations and residuals	192	3,411	288,316	125,911	717	418,547
Film obligations and production loans	75	—	348,887	88,617	—	437,579
Convertible senior subordinated notes and other financing obligations	—	83,704	—	49,000	(49,000)	83,704
Deferred revenue	—	17,039	158,095	85,729	—	260,863
Shareholders’ equity (deficiency)	146,215	(521,707)	370,534	120,711	30,462	146,215
	$147,229	$364,395	$1,371,183	$845,340	$(17,784)	$2,710,363

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months Ended
	September 30, 2012
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.
			Other Subsidiaries		Consolidating Adjustments	Lions Gate Consolidated
			Guarantors	Non-guarantors
	(Amounts in thousands)
STATEMENT OF OPERATIONS
Revenues	$—	$7,660	$1,008,467	$234,123	$(71,462)	$1,178,788
EXPENSES:
Direct operating	—	1,166	515,467	146,947	(94,532)	569,048
Distribution and marketing	(1)	1,084	360,231	53,837	—	415,151
General and administration	902	57,149	32,013	6,564	(254)	96,374
Depreciation and amortization	—	905	168	3,147	—	4,220
Total expenses	901	60,304	907,879	210,495	(94,786)	1,084,793
OPERATING INCOME (LOSS)	(901)	(52,644)	100,588	23,628	23,324	93,995
Other expenses (income):
Interest expense	—	35,184	2,467	13,624	(500)	50,775
Interest and other income	(6)	(1,735)	(506)	(232)	500	(1,979)
Loss on extinguishment of debt	—	633	367	8,159	—	9,159
Total other expenses (income)	(6)	34,082	2,328	21,551	—	57,955
INCOME (LOSS) BEFORE EQUITY INTERESTS AND INCOME TAXES	(895)	(86,726)	98,260	2,077	23,324	36,040
Equity interests income (loss)	32,224	118,254	12,166	(8,394)	(152,640)	1,610
INCOME (LOSS) BEFORE INCOME TAXES	31,329	31,528	110,426	(6,317)	(129,316)	37,650
Income tax provision (benefit)	—	2,392	783	3,146	—	6,321
NET INCOME (LOSS)	31,329	29,136	109,643	(9,463)	(129,316)	31,329
Foreign currency translation adjustments	1,061	2,358	511	(51)	(2,801)	1,078
Net unrealized gain on foreign exchange contracts	—	—	78	7	(102)	(17)
COMPREHENSIVE INCOME (LOSS)	$32,390	$31,494	$110,232	$(9,507)	$(132,219)	$32,390

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months Ended
	September 30, 2012
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.
			Other Subsidiaries		Consolidating Adjustments	Lions Gate Consolidated
			Guarantors	Non-guarantors
	(Amounts in thousands)
STATEMENT OF CASH FLOWS
NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	$4,433	$(136,699)	$89,650	$184,751	$—	$142,135
INVESTING ACTIVITIES:
Repayment of loans receivable	—	—	4,274	—	—	4,274
Purchases of property and equipment	—	(932)	(11)	(33)	—	(976)
NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	—	(932)	4,263	(33)	—	3,298
FINANCING ACTIVITIES:
Exercise of stock options	52	—	—	—	—	52
Tax withholding requirements on equity awards	(4,005)	—	—	—	—	(4,005)
Borrowings under senior revolving credit facility	—	681,424	—	—	—	681,424
Repayments of borrowings under senior revolving credit facility	—	(512,450)	—	—	—	(512,450)
Deferred financing costs associated with the amended and restated senior revolving credit facility	—	(15,198)	—	—	—	(15,198)
Borrowings under individual production loans	—	—	107,618	1,330	—	108,948
Repayment of individual production loans	—	—	(163,181)	(19,749)	—	(182,930)
Production loan borrowings under film credit facility	—	—	3,897	—	—	3,897
Production loan repayments under film credit facility	—	—	(39,055)	—	—	(39,055)
Repayments of borrowings under Term Loan associated with the acquisition of Summit	—	—	—	(185,504)	—	(185,504)
Repurchase of convertible senior subordinated notes	—	(7,639)	—	—	—	(7,639)
Repayment of other financing obligations	—	—	(3,710)	—	—	(3,710)
NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	(3,953)	146,137	(94,431)	(203,923)	—	(156,170)
NET CHANGE IN CASH AND CASH EQUIVALENTS	480	8,506	(518)	(19,205)	—	(10,737)
FOREIGN EXCHANGE EFFECTS ON CASH	(5)	—	—	843	—	838
CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	561	477	1,525	61,735	—	64,298
CASH AND CASH EQUIVALENTS — END OF PERIOD	$1,036	$8,983	$1,007	$43,373	$—	$54,399

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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months Ended
	September 30, 2011
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.
			Other Subsidiaries		Consolidating Adjustments	Lions Gate Consolidated
			Guarantors	Non-guarantors
			(Amounts in thousands)
STATEMENT OF OPERATIONS
Revenues	$—	$20,342	$564,367	$59,871	$(25,240)	$619,340
EXPENSES:
Direct operating	457	141	327,983	29,614	(12,493)	345,702
Distribution and marketing	—	(126)	176,084	30,496	(66)	206,388
General and administration	686	27,135	23,250	6,404	(125)	57,350
Gain on sale of asset disposal group	(10,967)	—	—	—	—	(10,967)
Depreciation and amortization	—	1,656	52	207	—	1,915
Total expenses	(9,824)	28,806	527,369	66,721	(12,684)	600,388
OPERATING INCOME (LOSS)	9,824	(8,464)	36,998	(6,850)	(12,556)	18,952
Other expenses (income):
Interest expense	—	30,801	2,963	555	(415)	33,904
Interest and other income	(66)	(1,451)	(163)	(105)	415	(1,370)
Loss on extinguishment of debt	—	967	—	—	—	967
Total other expenses (income)	(66)	30,317	2,800	450	—	33,501
INCOME (LOSS) BEFORE EQUITY INTERESTS AND INCOME TAXES	9,890	(38,781)	34,198	(7,300)	(12,556)	(14,549)
Equity interests income (loss)	(24,908)	14,918	8,223	(3,055)	6,671	1,849
INCOME (LOSS) BEFORE INCOME TAXES	(15,018)	(23,863)	42,421	(10,355)	(5,885)	(12,700)
Income tax provision (benefit)	(46)	1,093	935	290	—	2,272
NET INCOME (LOSS)	(14,972)	(24,956)	41,486	(10,645)	(5,885)	(14,972)
Foreign currency translation adjustments	(3,697)	8,975	21,268	(2,303)	(28,602)	(4,359)
Net unrealized gain on foreign exchange contracts	—	—	94	568	—	662
COMPREHENSIVE INCOME (LOSS)	$(18,669)	$(15,981)	$62,848	$(12,380)	$(34,487)	$(18,669)

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months Ended
	September 30, 2011
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.
			Other Subsidiaries		Consolidating Adjustments	Lions Gate Consolidated
			Guarantors	Non-guarantors
			(Amounts in thousands)
STATEMENT OF CASH FLOWS
NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	$73,947	$(129,504)	$(32,388)	$(52,617)	$—	$(140,562)
INVESTING ACTIVITIES:
Proceeds from the sale of asset disposal group, net of transaction costs and cash disposed of $3,943	9,119	—	—	—	—	9,119
Investment in equity method investees	(828)	—	—	—	—	(828)
Increase in loans receivable	—	(1,500)	—	—	—	(1,500)
Purchases of property and equipment	—	(1,253)	—	—	—	(1,253)
NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	8,291	(2,753)	—	—	—	5,538
FINANCING ACTIVITIES:
Tax withholding requirements on equity awards	(1,932)	—	—	—	—	(1,932)
Repurchase of common shares	(77,088)	—	—	—	—	(77,088)
Borrowings under senior revolving credit facility	—	153,650	—	—	—	153,650
Repayments of borrowings under senior revolving credit facility	—	(200,400)	—	—	—	(200,400)
Borrowings under individual production loans	—	—	132,847	2,023	—	134,870
Repayment of individual production loans	—	—	(120,391)	(2,495)	—	(122,886)
Production loan borrowings under film credit facility	—	—	33,002	—	—	33,002
Production loan repayments under film credit facility	—	—	(9,187)	—	—	(9,187)
Change in restricted cash collateral associated with financing activities	—	—	(3,043)	—	—	(3,043)
Proceeds from sale of senior secured second-priority notes, net of deferred financing costs	—	201,955	—	—	—	201,955
Repurchase of senior secured second-priority notes	—	(9,852)	—	—	—	(9,852)
Repurchase of convertible senior subordinated notes	—	(19,476)	—	—	—	(19,476)
NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	(79,020)	125,877	33,228	(472)	—	79,613
NET CHANGE IN CASH AND CASH EQUIVALENTS	3,218	(6,380)	840	(53,089)	—	(55,411)
FOREIGN EXCHANGE EFFECTS ON CASH	451	—	—	(1,933)	—	(1,482)
CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	795	6,451	696	78,477	—	86,419
CASH AND CASH EQUIVALENTS — END OF PERIOD	$4,464	$71	$1,536	$23,455	$—	$29,526

17. Derivative Instruments and Hedging Activities
The Company enters into forward foreign exchange contracts to hedge its foreign currency exposures on future production expenses denominated in various foreign currencies. As of September 30, 2012, the Company had outstanding forward foreign exchange contracts to sell British Pound Sterling £7.9 million in exchange for US$12.7 million over a period of seven months at a weighted average exchange rate of one British Pound Sterling equals US$1.60. The Company also had outstanding forward foreign exchange options to purchase British Pound Sterling £18.0 million in exchange for US$28.5 million over a period of three months at an exchange rate of one British Pound Sterling equals US$1.59. In addition, the Company had outstanding forward foreign exchange contracts to purchase Canadian $7.8 million in exchange for US$7.8 million over a period of five months at a weighted average exchange rate of one Canadian dollar equals US$1.00. Additionally, we had outstanding forward foreign exchange contracts to purchase Euro €3.2 million in exchange for US$4.1 million over a period of one month at a weighted average exchange rate of one Euro equals US$1.27.
Changes in the fair value representing a net unrealized fair value gain (loss) on foreign exchange contracts that qualified as effective hedge contracts outstanding during the three and six months ended September 30, 2012 were not significant (2011 - $0.6 million and $0.7 million, respectively), and are included in other comprehensive income (loss). Changes in the fair value representing a net unrealized fair value gain on foreign exchange contracts that did not qualify as effective hedge contracts outstanding during the three and six months ended September 30, 2012 were $0.6 million (2011 - nil) and are included in direct operating expenses in the consolidated statement of operations. The Company monitors its positions with, and the credit quality of, the financial institutions that are party to its financial transactions.

As of September 30, 2012, $0.6 million were included in other assets (March 31, 2012 - $0.2 million in accounts payable and accrued liabilities) in the accompanying consolidated balance sheets related to the Company's use of foreign currency derivatives.

18. Subsequent Events
On October 15, 2012, the Company entered into a supplemental indenture dated as of October 15, 2012 (the “Supplemental Indenture”) to amend the indenture (the “Indenture”) governing the Company's Senior Notes. The Supplemental Indenture amends the Indenture to, among other things, enable the Company to incur additional secured indebtedness under the amended and restated credit facility (see Note 5), in an aggregate principal amount not to exceed $650 million (an increase from the $340 million limit previously specified in the Indenture).
On October 18, 2012, the Company terminated and paid off all amounts outstanding under the Term Loan (see Note 5) of $299.2 million, as well as all accrued but unpaid interest. Additionally, the Company has arranged for Summit and certain of its affiliates to become guarantors of the Company's senior credit facility and the Company's Senior Notes due 2016, and pledge their assets in support of such guaranties, in accordance with their respective terms. As a result of the pay off of the remaining amounts outstanding under the Term Loan, the Company will recognize a charge for unamortized financing costs and debt discount of approximately $14.7 million in the three months ending December 31, 2012.

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
Revenues
Our revenues are derived from the Motion Pictures and Television Production segments, as described below. Our revenues are derived from the U.S., Canada, the U.K., Australia and other foreign countries. None of the non-U.S. countries individually comprised greater than 10% of total revenues for the three and six months ended September 30, 2012 and 2011.
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
Recent Developments
Amended and Restated Senior Revolving Credit Facility. On September 27, 2012, we amended and restated our senior revolving credit facility. The amended and restated senior revolving credit facility provides for borrowings up to $800 million, subject to a borrowing base and other restrictions. The amended and restated credit agreement amends and restates the previous $340 million senior revolving credit facility. As of September 30, 2012, the indenture governing our senior secured second-priority notes restricted us from borrowing in excess of $340 million under our credit facility, unless certain financial ratios were met. Subsequently on October 15, 2012, we entered into a supplemental indenture to amend the indenture (the “Indenture”) governing our senior secured second-priority notes. The Supplemental Indenture amends the previous Indenture to, among other things, enable us to incur additional secured indebtedness under the amended and restated credit facility, in an aggregate principal amount not to exceed $650 million (an increase from the $340 million limit previously specified in the Indenture) (see Note 18 to our consolidated financial statements).
Repayment and termination of Term Loan. On October 18, 2012, we terminated and paid off all amounts outstanding under the Term Loan (Note 5) of $299.2 million, as well as all accrued but unpaid interest. Additionally, we have arranged for Summit and certain of its affiliates to become guarantors of our senior credit facility and our Senior Notes due 2016, and pledge their assets in support of such guaranties, in accordance with their respective terms. As a result of the pay off of the remaining amounts outstanding under the Term Loan, we will recognize a charge for unamortized financing costs and debt discount of approximately $14.7 million in the three months ending December 31, 2012 (see Note 18 to our consolidated financial statements).
Redemption and Conversion of February 2005 3.625% Notes. On July 17, 2012, the Company completed the optional redemption of the February 2005 3.625% Notes. Of the $23.5 million of February 2005 3.625% notes called for redemption, $7.7 million were redeemed for cash at 100% of their principal amount, plus accrued and unpaid interest to and $15.8 million were converted into common shares at a conversion rate of 70.0133 common shares per $1,000 in principal amount, or a conversion price of approximately $14.28 per share for an aggregate of 1,107,950 common shares (plus cash in lieu of fractional shares). Following the redemption, the February 2005 3.625% Notes are no longer outstanding. There was no gain or loss on the redemption because the fair value of the liability equaled the carrying value of the liability and all deferred financing costs were fully amortized.

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
Sales Returns Allowance. Revenues are recorded net of estimated returns and other allowances. We estimate reserves for DVD/Blu-ray returns based on previous returns experience, point-of-sale data available from certain retailers, current economic trends, and projected future sales of the title to the consumer based on the actual performance of similar titles on a title-by-title basis in each of the DVD/Blu-ray businesses. Factors affecting actual returns include, among other factors, limited retail shelf space at various times of the year, success of advertising or other sales promotions, and the near term release of competing titles. We believe that our estimates have been materially accurate in the past; however, due to the judgment involved in establishing reserves, we may have adjustments to our historical estimates in the future. Our estimate of future returns affects reported revenue and operating income. If we underestimate the impact of future returns in a particular period, then we may record less revenue in later periods when returns exceed the estimated amounts. If we overestimate the impact of future returns in a particular period, then we may record additional revenue in later periods when returns are less than estimated. An incremental change of 1% in our estimated sales returns rate (i.e., provisions for returns divided by gross sales of related product) for home entertainment products would have had an impact of approximately $3.1 million and $4.5 million on our total revenue in the three and six months ended September 30, 2012, respectively.
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

RESULTS OF OPERATIONS
Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011
Note: Due to the acquisition of Summit on January 13, 2012, the results of operations for the three months ended September 30, 2011 do not include the results of Summit.
The following table sets forth the components of consolidated revenue by segment for the three months ended September 30, 2012 and 2011:

	Three Months Ended	Three Months Ended	Increase (Decrease)
	September 30, 2012	September 30, 2011	Amount	Percent
		(Amounts in millions)
Consolidated Revenue
Motion Pictures	$608.0	$218.9	$389.1	177.8%
Television Production	99.0	139.2	(40.2)	(28.9)%
	$707.0	$358.1	$348.9	97.4%
Our largest component of revenue comes from home entertainment. The following table sets forth total home entertainment revenue for both the Motion Pictures and Television Production reporting segments for the three months ended September 30, 2012 and 2011:

	Three Months Ended	Three Months Ended	Increase (Decrease)
	September 30, 2012	September 30, 2011	Amount	Percent
		(Amounts in millions)
Home Entertainment Revenue
Motion Pictures	$261.9	$120.4	$141.5	117.5%
Television Production	15.9	54.6	(38.7)	(70.9)%
	$277.8	$175.0	$102.8	58.7%

Motion Pictures Revenue
The table below sets forth the components of revenue and the changes in these components for the motion pictures reporting segment for the three months ended September 30, 2012 and 2011. We currently expect our motion pictures segment revenue for fiscal 2013 will exceed our fiscal 2012 motion picture segment revenue. However, actual motion pictures revenue will depend on the performance of our film and home entertainment titles across all media and territories and can vary materially from expectations.

	Three Months Ended	Three Months Ended	Increase (Decrease)
	September 30, 2012	September 30, 2011	Amount	Percent
	(Amounts in millions)
Motion Pictures
Theatrical	$116.2	$22.3	$93.9	421.1%
Home Entertainment	261.9	120.4	141.5	117.5%
Television	35.5	28.2	7.3	25.9%
International	108.0	22.4	85.6	382.1%
Lionsgate UK	48.4	22.0	26.4	120.0%
Mandate Pictures	31.6	2.4	29.2	1,216.7%
Other	6.4	1.2	5.2	433.3%
	$608.0	$218.9	$389.1	177.8%

Motion Pictures — Theatrical Revenue
The following table sets forth the titles contributing approximately five percent or more of theatrical revenue by fiscal years theatrical slate and the month of their release for the three months ended September 30, 2012 and 2011:

Three Months Ended September 30,
2012		2011
	Theatrical Release Date		Theatrical Release Date
Fiscal 2013 Theatrical Slate:		Fiscal 2012 Theatrical Slate:
The Expendables 2	August 2012	Abduction	September 2011
The Possession	August 2012	Warrior	September 2011
Step Up Revolution	July 2012	Conan the Barbarian	August 2011
Madea's Witness Protection	June 2012
Fiscal 2012 Theatrical Slate:
The Hunger Games	March 2012
Theatrical revenue of $116.2 million increased $93.9 million, or 421.1%, in the three months ended September 30, 2012 as compared to the three months ended September 30, 2011. The increase in theatrical revenue in the three months ended September 30, 2012 as compared to the three months ended September 30, 2011 is due to the box office performance of the three wide theatrical releases The Expendables 2, The Possession, and Step Up Revolution in the three months ended September 30, 2012, as well as the performance of Madea's Witness Protection, released in late June 2012. This is compared to the lower aggregate box office performances of the three theatrical releases in the three months ended September 30, 2011.

Motion Pictures — Home Entertainment Revenue
The following table sets forth the titles contributing approximately two percent or more of motion pictures home entertainment revenue for the three months ended September 30, 2012 and 2011:

Three Months Ended September 30,
2012		2011
	DVD Release Date		DVD Release Date
Fiscal 2013 Theatrical Slate:		Fiscal 2012 Theatrical Slate:
Cabin In The Woods	September 2012	Madea's Big Happy Family	August 2011
Safe	September 2012	Fiscal 2011 Theatrical Slate:
What To Expect When You're Expecting	September 2012	The Lincoln Lawyer	July 2011
Fiscal 2012 Theatrical Slate:		The Next Three Days	March 2011
The Hunger Games	August 2012	Managed Brands:
Managed Brands:		Set Up	September 2011
Friends With Kids	July 2012	Everything Must Go	September 2011
		Laugh to Keep From Crying	August 2011
		The Conspirator	August 2011

The following table sets forth the components of home entertainment revenue by product category for the three months ended September 30, 2012 and 2011:

	Three Months Ended September 30,
	2012			2011
	Packaged Media	Digital Media (1)	Total	Packaged Media	Digital Media (1)	Total
			(Amounts in millions)
Home entertainment revenues
Fiscal 2013 Theatrical Slate	$34.3	$0.9	$35.2	$—	$—	$—
Fiscal 2012 Theatrical Slate	130.4	20.9	151.3	14.5	—	14.5
Fiscal 2011 Theatrical Slate	1.8	0.4	2.2	28.8	9.0	37.8
Fiscal 2010 Theatrical Slate	1.4	0.3	1.7	1.7	0.3	2.0
Fiscal 2009 & Prior Theatrical Slates	3.9	1.1	5.0	5.3	1.0	6.3
Total Theatrical Slates	171.8	23.6	195.4	50.3	10.3	60.6
Summit Titles Released Theatrically Pre-Acquisition	7.4	7.1	14.5	—	—	—
Managed Brands (2)	33.5	18.0	51.5	52.2	6.0	58.2
Other	0.4	0.1	0.5	1.0	0.6	1.6
	$213.1	$48.8	$261.9	$103.5	$16.9	$120.4
 ___________________

(1)
Digital media revenue (formerly referred to as electronic media revenue) consists of revenues generated from pay-per-view and video-on-demand platforms, electronic sell-through or “EST,” and digital rental.

(2)	Managed Brands consists of Direct-to-DVD, acquired and licensed brands, acquired library and other product.
Home entertainment revenue of $261.9 million increased $141.5 million, or 117.5%, in the three months ended September 30, 2012 as compared to the three months ended September 30, 2011. The increase in home entertainment revenue is primarily due to an increase in the contribution of revenue from the theatrical slates as listed above and from Summit titles released theatrically pre-acquisition, with no comparable revenue in fiscal 2012. The increase in revenue contributed by the theatrical slates is primarily due to the performance of The Hunger Games DVD release in the period from our fiscal 2012 theatrical slate, as compared to the performance in the prior period of the titles released on DVD from our fiscal 2012 and 2011 theatrical slates.
Motion Pictures — Television Revenue
The following table sets forth the titles contributing significant motion pictures television revenue for the three months ended September 30, 2012 and 2011:

Three Months Ended September 30,
2012	2011
Fiscal 2012 Theatrical Slate:	Fiscal 2011 Theatrical Slate:
One For The Money	The Next Three Days
Fiscal 2009 Theatrical Slate:	The Last Exorcism
The Family That Preys	Fiscal 2009 Theatrical Slate:
Summit Titles Released Theatrically Pre-Acquisition:	Madea Goes to Jail
Knowing
Push
The Hurt Locker

The following table sets forth the components of television revenue by product category for the three months ended September 30, 2012 and 2011:

	Three Months Ended
	September 30,
	2012	2011
	(Amounts in millions)
Television revenues
Fiscal 2012 Theatrical Slate	$6.3	$—
Fiscal 2011 Theatrical Slate	0.1	14.1
Fiscal 2010 Theatrical Slate	3.6	—
Fiscal 2009 & Prior Theatrical Slates	4.7	10.5
Total Theatrical Slates	14.7	24.6
Summit Titles Released Theatrically Pre-Acquisition	17.6	—
Managed Brands	3.1	3.2
Other	0.1	0.4
	$35.5	$28.2

Television revenue included in motion pictures revenue of $35.5 million increased $7.3 million, or 25.9%, in the three months ended September 30, 2012, as compared to the three months ended September 30, 2011. The increase in television revenue in the three months ended September 30, 2012 compared to the three months ended September 30, 2011, is mainly due to contribution of revenue from Summit titles released theatrically pre-acquisition, with no comparable revenue in fiscal 2012, partially offset by the decrease in revenue contributed from our theatrical slates listed above. The contribution of television revenue from the titles listed above was $23.9 million in the three months ended September 30, 2012, compared to $18.3 million in the three months ended September 30, 2011, and the contribution of television revenue from titles not listed above was $11.6 million in the three months ended September 30, 2012, compared to $9.9 million in the three months ended September 30, 2011.
Motion Pictures — International Revenue
The following table sets forth the titles contributing significant motion pictures international revenue for the three months ended September 30, 2012 and 2011:

Three Months Ended September 30,
2012	2011
Fiscal 2013 Theatrical Slate:	Fiscal 2012 Theatrical Slate:
Cabin In The Woods	Abduction
Cold Light Of Day	Warrior
Step Up Revolution	Fiscal 2011 Theatrical Slate:
What To Expect When You're Expecting	Kick-Ass
Fiscal 2012 Theatrical Slate:
The Hunger Games
Summit Titles Released Theatrically Pre-Acquisition:
The Twilight Saga: New Moon
The Twilight Saga: Breaking Dawn - Part 1

The following table sets forth the components of international revenue by product category for the three months ended September 30, 2012 and 2011:

	Three Months Ended
	September 30,
	2012	2011
	(Amounts in millions)
International revenues
Fiscal 2013 Theatrical Slate	$41.2	$—
Fiscal 2012 Theatrical Slate	36.3	8.5
Fiscal 2011 Theatrical Slate	0.7	3.8
Fiscal 2010 Theatrical Slate	0.4	0.2
Fiscal 2009 & Prior Theatrical Slates	1.1	2.8
Total Theatrical Slates	79.7	15.3
Summit Titles Released Theatrically Pre-Acquisition	24.2	—
Managed Brands	3.2	5.7
Other	0.9	1.4
	$108.0	$22.4

International revenue included in motion pictures revenue of $108.0 million increased $85.6 million, or 382.1%, in the three months ended September 30, 2012, as compared to the three months ended September 30, 2011. The increase in international revenue in the three months ended September 30, 2012 compared to the three months ended September 30, 2011, is mainly due to the revenues generated by the titles and product categories listed above.
Motion Pictures — Lionsgate UK Revenue
The following table sets forth the titles contributing significant Lionsgate UK revenue for the three months ended September 30, 2012 and 2011:

Three Months Ended September 30,
2012	2011
Fiscal 2013 Theatrical Slate:	Lionsgate UK and third party product:
The Expendables 2	Blitz
Fiscal 2012 Theatrical Slate:	Drive Angry 3D
Abduction
The Hunger Games
Lionsgate UK and third party product:
Magic Mike
Salmon Fishing In The Yemen

The following table sets forth the components of Lionsgate UK revenue by product category for the three months ended September 30, 2012 and 2011:

	Three Months Ended
	September 30,
	2012	2011
	(Amounts in millions)
Lionsgate UK revenues
Fiscal 2013 Theatrical Slate	$5.5	$—
Fiscal 2012 Theatrical Slate	16.3	0.9
Fiscal 2011 Theatrical Slate	1.7	1.6
Fiscal 2010 Theatrical Slate	0.9	0.2
Fiscal 2009 & Prior Theatrical Slates	0.2	0.3
Total Theatrical Slates	24.6	3.0
Summit Titles Released Theatrically Pre-Acquisition	1.8	—
Lionsgate UK and third party product	19.1	15.9
Managed Brands	2.9	3.0
Other	—	0.1
	$48.4	$22.0
Lionsgate UK revenue of $48.4 million increased $26.4 million, or 120.0%, in the three months ended September 30, 2012 as compared to the three months ended September 30, 2011. The increase in Lionsgate UK revenue in the three months ended September 30, 2012 compared to the three months ended September 30, 2011 is mainly due to the revenue generated by the titles and product categories listed above.

Motion Pictures — Mandate Pictures Revenue
The following table sets forth the titles contributing significant Mandate Pictures revenue for the three months ended September 30, 2012 and 2011:

Three Months Ended September 30,
2012	2011
Hope Springs	50/50
LOL	The Switch
Mandate Pictures revenue includes revenue from the sales and licensing of domestic and worldwide rights of titles developed or acquired by Mandate Pictures to third-party distributors or international sub-distributors. Mandate Pictures revenue of $31.6 million increased $29.2 million in the three months ended September 30, 2012 as compared to the three months ended September 30, 2011.
Television Production Revenue
Television production revenue of $99.0 million decreased $40.2 million, or 28.9%, in the three months ended September 30, 2012 as compared to the three months ended September 30, 2011. The following table sets forth the components and the changes in the components of revenue that make up television production revenue for the three months ended September 30, 2012 and 2011:

	Three Months Ended	Three Months Ended	Increase (Decrease)
	September 30, 2012	September 30, 2011	Amount	Percent
		(Amounts in millions)
Television Production
Domestic series licensing
Lionsgate Television	$51.5	$41.5	$10.0	24.1%
Debmar-Mercury	21.9	30.2	(8.3)	(27.5)%
Total domestic series licensing	73.4	71.7	1.7	2.4%
International	9.0	12.5	(3.5)	(28.0)%
Home entertainment releases of television production	15.9	54.6	(38.7)	(70.9)%
Other	0.7	0.4	0.3	75.0%
	$99.0	$139.2	$(40.2)	(28.9)%

The following table sets forth the number of television episodes and hours included in Lionsgate Television domestic series licensing revenue in the three months ended September 30, 2012 and 2011, respectively:

		Three Months Ended				Three Months Ended
		September 30, 2012				September 30, 2011
		Episodes	Hours			Episodes	Hours
Weeds Season 8	1/2hr	10	5.0	Weeds Season 7	1/2hr	11	5.5
Boss Season 2	1hr	8	8.0	Boss Season 1	1hr	6	6.0
Anger Management	1/2hr	8	4.0	Blue Mountain State Season 3	1/2hr	4	2.0
				Pilots	1/2hr	1	0.5
		26	17.0			22	14.0
Revenues included in domestic series licensing from Lionsgate Television increased in the three months ended September 30, 2012, due to an increase in the number of television episodes delivered as compared to the three months ended September 30, 2011. Revenues included in domestic series licensing from Debmar-Mercury decreased in the three months ended September 30, 2012, primarily because the three months ended September 30, 2011 included higher revenues generated from Are We There Yet and House of Payne as compared to the three months ended September 30, 2012.
International revenue decreased in the three months ended September 30, 2012 due to a decrease in episodes of programming delivered internationally. International revenue in the three months ended September 30, 2012 primarily included revenue from the Anger Management television series. International revenue in the three months ended September 30, 2011 included revenue from Mad Men Season 1, 2, 3, and 4, and Weeds Seasons 6 and 7.
The decrease in revenue from home entertainment releases of television production is primarily driven by higher digital media revenue from Mad Men Seasons 1,2,3,and 4, and Debmar Mercury's Hell's Kitchen as a result of licensing in the three months ended September 30, 2011 with a lower amount of digital media licensing revenue primarily from Weeds Season 7 in the three months ended September 30, 2012.

Direct Operating Expenses
The following table sets forth direct operating expenses by segment for the three months ended September 30, 2012 and 2011:

	Three Months Ended			Three Months Ended
	September 30, 2012			September 30, 2011
	Motion Pictures	Television Production	Total	Motion Pictures	Television Production	Total
	(Amounts in millions)
Direct operating expenses
Amortization of films and television programs	$166.9	$60.4	$227.3	$71.7	$62.5	$134.2
Participation and residual expense	75.3	19.2	94.5	36.2	35.5	71.7
Other expenses	1.1	0.3	1.4	0.6	(0.2)	0.4
	$243.3	$79.9	$323.2	$108.5	$97.8	$206.3
Direct operating expenses as a percentage of segment revenues	40.0%	80.7%	45.7%	49.6%	70.3%	57.6%
Direct operating expenses of the motion pictures segment of $243.3 million for the three months ended September 30, 2012 were 40.0% of motion pictures revenue, compared to $108.5 million, or 49.6% of motion pictures revenue for the three months ended September 30, 2011. The decrease in direct operating expense of the motion pictures segment as a percentage of revenue in the three months ended September 30, 2012 is primarily due to the change in the mix of product generating revenue compared to the quarter ended September 30, 2011, and is primarily driven by the titles in our theatrical slates. The direct operating expense as a percentage of revenue in the prior year period was primarily driven by the performance of the titles in our fiscal 2012 theatrical slate. The direct operating expense as a percentage of revenues in the current fiscal period is driven by the performance of The Hunger Games and, to a lesser extent, the titles released in our fiscal 2013 theatrical slate, offset by the generally higher direct operating expense as a percentage of revenue associated with the acquisition of the Summit titles as a result of the increase in film cost associated with valuing those titles at fair value on our balance sheet under purchase accounting rules. Investment in film write-downs of the motion pictures segment during the three months ended September 30, 2012 totaled approximately $0.7 million, compared to $1.5 million for the three months ended September 30, 2011.
Direct operating expenses of the television production segment of $79.9 million for the three months ended September 30, 2012 were 80.7% of television revenue, compared to $97.8 million, or 70.3%, of television revenue for the three months ended September 30, 2011. The increase in direct operating expenses as a percentage of television revenue in the three months ended September 30, 2012 is primarily due to the change in the mix of titles generating revenue as compared to the three months ended September 30, 2011 and the higher revenues generated in the three months ended September 30, 2011 as compared to the current period. In the three months ended September 30, 2012, $3.1 million of charges for write-downs of television film costs were included in the amortization of television programs, compared to charges of $0.2 million in the three months ended September 30, 2011. There was one write-down that exceeded $1.0 million for the three months ended September 30, 2012.

Distribution and Marketing Expenses
The following table sets forth distribution and marketing expenses by segment for the three months ended September 30, 2012 and 2011:

	Three Months Ended			Three Months Ended
	September 30, 2012			September 30, 2011
	Motion Pictures	Television Production	Total	Motion Pictures	Television Production	Total
	(Amounts in millions)
Distribution and marketing expenses
Theatrical	$136.2	$—	$136.2	$81.4	$—	$81.4
Home Entertainment	66.8	2.0	68.8	37.5	1.8	39.3
Television	0.5	3.9	4.4	0.1	3.7	3.8
International	2.1	1.2	3.3	0.7	0.6	1.3
Lionsgate UK	20.7	0.2	20.9	14.9	0.2	15.1
Other	2.8	—	2.8	0.7	—	0.7
	$229.1	$7.3	$236.4	$135.3	$6.3	$141.6

The majority of distribution and marketing expenses relate to the motion pictures segment. Theatrical prints and advertising (“P&A”) in the motion pictures segment in the three months ended September 30, 2012 of $136.2 million increased $54.8 million, compared to $81.4 million in the three months ended September 30, 2011, largely due to four wide theatrical releases in the three months ended September 30, 2012, as compared to three wide theatrical releases in the three months ended September 30, 2011. Domestic theatrical P&A from the motion pictures segment in the three months ended September 30, 2012 included P&A incurred on the release of The Expendables 2, Dredd 3D, The Possession, and Step Up Revolution. Approximately $55.5 million of P&A was incurred on titles that generated less than 5% of theatrical revenue in the three months ended September 30, 2012, of which approximately $24.0 million was P&A incurred in advance for films to be released in subsequent quarters, such as Alex Cross, Sinister, The Impossible and The Twilight Saga: Breaking Dawn - Part 2. Domestic theatrical P&A from the motion pictures segment in the three months ended September 30, 2011 included P&A incurred on the release of Abduction, Conan the Barbarian and Warrior. In addition, approximately $2.3 million of P&A was incurred on titles that did not contribute significant revenue in the three months ended September 30, 2011 primarily related to P&A incurred in advance for films to be released in subsequent quarters. We currently expect that distribution and marketing expenses of the motion pictures segment for fiscal 2013 will increase as compared to fiscal 2012 due to an increase in the number of theatrical releases anticipated in our fiscal 2013 theatrical slate as compared to our fiscal 2012 slate.
Home entertainment distribution and marketing costs on motion pictures and television product in the three months ended September 30, 2012 of $68.8 million increased $29.5 million, or 75.1%, compared to $39.3 million in the three months ended September 30, 2011, primarily due to higher distribution and marketing costs associated with higher motion pictures home entertainment revenues. Home entertainment distribution and marketing costs as a percentage of home entertainment revenues was 24.8% and 22.5% in the three months ended September 30, 2012 and the three months ended September 30, 2011, respectively.
Lionsgate UK distribution and marketing expenses in the motion pictures segment in the three months ended September 30, 2012 of $20.7 million increased from $14.9 million in the three months ended September 30, 2011.

General and Administrative Expenses
The following table sets forth general and administrative expenses by segment for the three months ended September 30, 2012 and 2011:

	Three Months Ended	Three Months Ended	Increase (Decrease)
	September 30, 2012	September 30, 2011	Amount	Percent
	(Amounts in millions)
General and administrative expenses
Motion Pictures	$15.1	$11.5	$3.6	31.3%
Television Production	2.9	3.0	(0.1)	(3.3)%
Shared services and corporate expenses, excluding items below	18.8	10.8	8.0	74.1%
Total general and administrative expenses before share-based compensation expense, shareholder activist matter expenses, and acquisition related expenses	36.8	25.3	11.5	45.5%
Share-based compensation expense	6.9	2.4	4.5	187.5%
Shareholder activist matter	—	1.8	(1.8)	(100.0)%
Severance and transaction costs related to the acquisition of Summit Entertainment, LLC	0.3	—	0.3	100.0%
	7.2	4.2	3.0	71.4%
Total general and administrative expenses	$44.0	$29.5	$14.5	49.2%
Total general and administrative expenses as a percentage of revenue	6.2%	8.2%
General and administrative expenses excluding share-based compensation expense, shareholder activist matter expenses, and acquisition related expenses, as a percentage of revenue	5.2%	7.1%
Total General and Administrative Expenses
General and administrative expenses increased by $14.5 million, or 49.2%, as reflected in the table above and further discussed below.
Motion Pictures
General and administrative expenses of the motion pictures segment increased $3.6 million, or 31.3%. The increase in motion pictures general and administrative expenses is primarily due to increases in salaries and related expenses, rents and facilities expenses and professional fees. The increases are primarily due to increased personnel associated with the acquisition of Summit Entertainment on January 13, 2012. Included in the motion pictures segment in the three months ended September 30, 2011 is $0.9 million in general and administrative expenses associated with Maple Pictures, which was sold on August 10, 2011. In the three months ended September 30, 2012, $2.5 million of motion pictures production overhead was capitalized compared to $2.6 million in the three months ended September 30, 2011.
Television Production
General and administrative expenses of the television production segment in the three months ended September 30, 2012 were comparable to the three months ended September 30, 2011. In the three months ended September 30, 2012, $1.5 million of television production overhead was capitalized compared to $1.4 million in the three months ended September 30, 2011.

Shared Services and Corporate Expenses
Shared services and corporate expenses excluding share-based compensation expense, shareholder activist matter costs and severance and transaction costs related to the acquisition of Summit, increased $8.0 million, or 74.1%, mainly due to increases in salaries and related expenses, incentive related compensation and legal and professional fees.

Shareholder activist matter costs were nil in the three months ended September 30, 2012 compared to $1.8 million in the three months ended September 30, 2011.

Share-Based Compensation Expense. The following table sets forth share-based compensation expense included in shared services and corporate expenses for the three months ended September 30, 2012 and 2011:

	Three Months Ended	Three Months Ended	Increase (Decrease)
	September 30, 2012	September 30, 2011	Amount	Percent
	(Amounts in millions)
Share-based compensation expense:
Stock options	$0.4	$—	$0.4	100.0%
Restricted share units and other share-based compensation	4.4	2.5	1.9	76.0%
Stock appreciation rights	2.1	(0.1)	2.2	NM
	$6.9	$2.4	$4.5	187.5%
Depreciation, Amortization and Other Expenses (Income)
Depreciation and amortization of $2.1 million for the three months ended September 30, 2012 increased $1.4 million from $0.7 million in the three months ended September 30, 2011, primarily due to the amortization of finite-lived intangible assets associated with the Summit acquisition in the three months ended September 30, 2012, with no comparable amortization in the three months ended September 30, 2011.
Interest expense of $23.3 million for the three months ended September 30, 2012 increased $5.7 million, or 32.4%, from $17.6 million in the three months ended September 30, 2011, primarily due to the addition of the Term Loan in connection with the Summit acquisition. As a result of the pay off of the term loan subsequent to the end of the quarter (see Note 18 to our consolidated financial statements), we expect a reduction in our overall effective interest rate on our corporate debt. The following table sets forth the components of interest expense for the three months ended September 30, 2012 and 2011:

	Three Months Ended	Three Months Ended
	September 30, 2012	September 30, 2011
	(Amounts in millions)
Interest Expense
Cash Based:
Senior revolving credit facility	$2.0	$1.0
Convertible senior subordinated notes	1.1	1.0
Senior secured second-priority notes	11.2	11.1
Term loan	3.8	—
Other	0.8	1.1
	18.9	14.2
Non-Cash Based:
Amortization of discount (premium) on:
Liability component of convertible senior subordinated notes	1.9	2.0
Senior secured second-priority notes	0.2	0.2
Term loan	0.2	—
Amortization of deferred financing costs	2.1	1.2
	4.4	3.4
	$23.3	$17.6
Interest and other income was $1.0 million in the three months ended September 30, 2012, compared to $0.9 million in the three months ended September 30, 2011.
The following table represents our portion of the income or (loss) of our equity method investees based on our percentage ownership for the three months ended September 30, 2012 and 2011:

	September 30, 2012	Three Months Ended	Three Months Ended
	Ownership Percentage	September 30, 2012	September 30, 2011
			As adjusted (2)
		(Amounts in millions)
Horror Entertainment, LLC (“FEARnet”)	34.5%	$—	$—
NextPoint, Inc. (“Break Media”)	42.0%	(0.8)	(0.7)
Roadside Attractions, LLC	43.0%	0.2	0.2
Studio 3 Partners, LLC (“EPIX”) (1)	31.2%	5.5	5.3
TV Guide Network (1)	51.0%	(3.1)	(2.3)
Tiger Gate Entertainment Limited ("Tiger Gate")	16.0%	—	(0.7)
		$1.8	$1.8
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

(2)	Due to the elimination of the one-quarter lag in reporting EPIX's results, equity interest income for EPIX for the three months ended ended September 30, 2011 has been adjusted as shown above.

Loss on Extinguishment of Debt

Loss on extinguishment of debt was $1.0 million for the three months ended September 30, 2012, primarily resulting from the write-off of a portion of deferred financing costs associated with amending and restating our senior revolving credit facility. For the three months ended September 30, 2011, the loss on extinguishment of debt was $0.4 million resulting from the August 2011 repurchase of approximately $10.0 million in aggregate principal amount of the Senior Notes.

Income Tax Provision
We had an income tax expense of $4.1 million, or 5.2%, of income before income taxes in the three months ended September 30, 2012, compared to an expense of $1.1 million, or (4.4%), of loss before income taxes in the three months ended September 30, 2011. The tax expense reflected in the three months ended September 30, 2012 is primarily attributable to deferred U.S. income taxes and foreign withholding taxes. Our actual annual effective tax rate will differ from the statutory federal rate as a result of several factors, including changes in the valuation allowance against net deferred tax assets, non-temporary differences, foreign income taxed at different rates, and state and local income taxes. Income tax loss carryforwards, subject to certain limitations that may prevent us from fully utilizing them, amount to approximately $225.3 million for U.S. federal income tax purposes available to reduce income taxes over twenty years, $209.9 million for U.S. state income tax purposes available to reduce income taxes over future years with varying expirations, $34.9 million for Canadian income tax purposes available to reduce income taxes over 20 years with varying expirations, and $8.7 million for U.K. income tax purposes available indefinitely to reduce future income taxes.

Net Income (Loss)
Net income for the three months ended September 30, 2012 was $75.5 million, or basic net income per common share of $0.56 on 134.4 million weighted average common shares outstanding and diluted net income per common share of $0.53 on 148.7 million weighted average common shares outstanding. This compares to net loss for the three months ended September 30, 2011 of $25.3 million, or basic and diluted net loss per common share of $0.19 on 133.8 million weighted average common shares outstanding.

RESULTS OF OPERATIONS
Six Months Ended September 30, 2012 Compared to Six Months Ended September 30, 2011
Note: Due to the acquisition of Summit on January 13, 2012, the results of operations for the six months ended September 30, 2011 do not include the results of Summit.
The following table sets forth the components of consolidated revenue by segment for the six months ended September 30, 2012 and 2011:

	Six Months Ended	Six Months Ended	Increase (Decrease)
	September 30, 2012	September 30, 2011	Amount	Percent
		(Amounts in millions)
Consolidated Revenue
Motion Pictures	$1,014.5	$411.4	$603.1	146.6%
Television Production	164.3	207.9	(43.6)	(21.0)%
	$1,178.8	$619.3	$559.5	90.3%
Our largest component of revenue comes from home entertainment. The following table sets forth total home entertainment revenue for both the Motion Pictures and Television Production reporting segments for the six months ended September 30, 2012 and 2011:

	Six Months Ended	Six Months Ended	Increase (Decrease)
	September 30, 2012	September 30, 2011	Amount	Percent
		(Amounts in millions)
Home Entertainment Revenue
Motion Pictures	$394.5	$207.2	$187.3	90.4%
Television Production	29.4	60.7	(31.3)	(51.6)%
	$423.9	$267.9	$156.0	58.2%

Motion Pictures Revenue
The table below sets forth the components of revenue and the changes in these components for the motion pictures reporting segment for the six months ended September 30, 2012 and 2011. We currently expect our motion pictures segment revenue for fiscal 2013 will exceed our fiscal 2012 motion picture segment revenue. However, actual motion pictures revenue will depend on the performance of our film and home entertainment titles across all media and territories and can vary materially from expectations.

	Six Months Ended	Six Months Ended	Increase (Decrease)
	September 30, 2012	September 30, 2011	Amount	Percent
	(Amounts in millions)
Motion Pictures
Theatrical	$253.8	$49.4	$204.4	413.8%
Home Entertainment	394.5	207.2	187.3	90.4%
Television	72.6	71.5	1.1	1.5%
International	156.6	34.0	122.6	360.6%
Lionsgate UK	80.9	34.5	46.4	134.5%
Mandate Pictures	44.4	12.1	32.3	266.9%
Other	11.7	2.7	9.0	333.3%
	$1,014.5	$411.4	$603.1	146.6%

Motion Pictures — Theatrical Revenue
The following table sets forth the titles contributing approximately five percent or more of theatrical revenue by fiscal years theatrical slate and the month of their release for the six months ended September 30, 2012 and 2011:

Six Months Ended September 30,
2012		2011
	Theatrical Release Date		Theatrical Release Date
Fiscal 2013 Theatrical Slate:		Fiscal 2012 Theatrical Slate:
The Possession	August 2012	Abduction	September 2011
The Expendables 2	August 2012	Warrior	September 2011
Step Up Revolution	July 2012	Conan the Barbarian	August 2011
Madea's Witness Protection	June 2012	Madea’s Big Happy Family	April 2011
What To Expect When You're Expecting	May 2012
Cabin In The Woods	April 2012
Fiscal 2012 Theatrical Slate:
The Hunger Games	March 2012
Theatrical revenue of $253.8 million increased $204.4 million, or 413.8%, in the six months ended September 30, 2012 as compared to the six months ended September 30, 2011. The increase in theatrical revenue in the six months ended September 30, 2012 as compared to the six months ended September 30, 2011 is due to the successful box office performance of The Hunger Games released in late March 2012 and due to six wide theatrical releases in the six months ended September 30, 2012, as compared to four theatrical releases in the six months ended September 30, 2011.

Motion Pictures — Home Entertainment Revenue
The following table sets forth the titles contributing approximately two percent or more of motion pictures home entertainment revenue for the six months ended September 30, 2012 and 2011:

Six Months Ended September 30,
2012		2011
	DVD Release Date		DVD Release Date
Fiscal 2013 Theatrical Slate:		Fiscal 2012 Theatrical Slate:
Cabin In The Woods	September 2012	Madea's Big Happy Family	August 2011
What To Expect When You're Expecting	September 2012	Fiscal 2011 Theatrical Slate:
Safe	September 2012	The Lincoln Lawyer	July 2011
Fiscal 2012 Theatrical Slate:		Rabbit Hole	April 2011
The Hunger Games	August 2012	The Next Three Days	March 2011
Good Deeds	June 2012	The Expendables	November 2010
Man On A Ledge	May 2012	Managed Brands:
Gone	May 2012	The Conspirator	August 2011
One For The Money	May 2012
Summit Titles Released Theatrically Pre-Acquisition:
The Darkest Hour	April 2012
The Twilight Saga: Breaking Dawn - Part 1	February 2012
Managed Brands:
Haywire	May 2012

The following table sets forth the components of home entertainment revenue by product category for the six months ended September 30, 2012 and 2011:

	Six Months Ended September 30,
	2012			2011
	Packaged Media	Digital Media (1)	Total	Packaged Media	Digital Media (1)	Total
			(Amounts in millions)
Home entertainment revenues
Fiscal 2013 Theatrical Slate	$34.3	$0.9	$35.2	$—	$—	$—
Fiscal 2012 Theatrical Slate	164.6	28.6	193.2	14.5	—	14.5
Fiscal 2011 Theatrical Slate	2.9	0.7	3.6	36.8	26.4	63.2
Fiscal 2010 Theatrical Slate	2.6	0.5	3.1	2.7	0.5	3.2
Fiscal 2009 & Prior Theatrical Slates	5.6	2.1	7.7	9.8	2.1	11.9
Total Theatrical Slates	210.0	32.8	242.8	63.8	29.0	92.8
Summit Titles Released Theatrically Pre-Acquisition	16.3	29.3	45.6	—	—	—
Managed Brands (2)	76.7	27.9	104.6	95.1	14.8	109.9
Other	0.6	0.9	1.5	3.4	1.1	4.5
	$303.6	$90.9	$394.5	$162.3	$44.9	$207.2
 ___________________

(1)
Digital media revenue (formerly referred to as electronic media revenue) consists of revenues generated from pay-per-view and video-on-demand platforms, electronic sell-through or “EST,” and digital rental.

(2)	Managed Brands consists of Direct-to-DVD, acquired and licensed brands, acquired library and other product.
Home entertainment revenue of $394.5 million increased $187.3 million, or 90.4%, in the six months ended September 30, 2012 as compared to the six months ended September 30, 2011. The increase in home entertainment revenue is primarily due to an increase in the contribution of revenue from the theatrical slates as listed above and from Summit titles released theatrically pre-acquisition, with no comparable revenue in fiscal 2012. The increase in revenue contributed by the theatrical slates is primarily due to the performance of The Hunger Games DVD released in the current period from our fiscal 2012 theatrical slate, as compared to the performance in the prior period of the five titles released on DVD from our fiscal 2012 and 2011 theatrical slates.
Motion Pictures — Television Revenue
The following table sets forth the titles contributing significant motion pictures television revenue for the six months ended September 30, 2012 and 2011:

Six Months Ended September 30,
2012	2011
Fiscal 2012 Theatrical Slate:	Fiscal 2011 Theatrical Slate:
Abduction	Alpha and Omega
Conan the Barbarian	For Colored Girls
One For The Money	Saw 3D
Summit Titles Released Theatrically Pre-Acquisition:	The Expendables
Knowing	The Last Exorcism
Push	The Next Three Days
Source Code	Fiscal 2009 Theatrical Slate:
Madea Goes to Jail

The following table sets forth the components of television revenue by product category for the six months ended September 30, 2012 and 2011:

	Six Months Ended
	September 30,
	2012	2011
	(Amounts in millions)
Television revenues
Fiscal 2012 Theatrical Slate	$21.2	$—
Fiscal 2011 Theatrical Slate	0.2	49.5
Fiscal 2010 Theatrical Slate	10.7	—
Fiscal 2009 & Prior Theatrical Slates	7.1	15.3
Total Theatrical Slates	39.2	64.8
Summit Titles Released Theatrically Pre-Acquisition	25.1	—
Managed Brands	8.1	5.7
Other	0.2	1.0
	$72.6	$71.5

Television revenue included in motion pictures revenue of $72.6 million increased $1.1 million, or 1.5%, in the six months ended September 30, 2012, as compared to the six months ended September 30, 2011. The increase in television revenue in the six months ended September 30, 2012 compared to the six months ended September 30, 2011, is mainly due to the Summit titles released theatrically pre-acquisition, with no comparable revenue in fiscal 2012, offset by a decrease in television revenue from the theatrical slates as listed above. The contribution of television revenue from the titles listed above was $38.2 million in the six months ended September 30, 2012, compared to $53.2 million in the six months ended September 30, 2011, and the contribution of television revenue from titles not listed above was $34.4 million in the six months ended September 30, 2012, compared to $18.3 million in the six months ended September 30, 2011.
Motion Pictures — International Revenue
The following table sets forth the titles contributing significant motion pictures international revenue for the six months ended September 30, 2012 and 2011:

Six Months Ended September 30,
2012	2011
Fiscal 2013 Theatrical Slate:	Fiscal 2012 Theatrical Slate:
Cold Light of Day	Abduction
Step Up Revolution	Fiscal 2011 Theatrical Slate:
What To Expect When You're Expecting	Kick-Ass
Fiscal 2012 Theatrical Slate:	Saw 3D
The Hunger Games
Summit Titles Released Theatrically Pre-Acquisition:
The Twilight Saga: New Moon
The Twilight Saga: Breaking Dawn - Part 1

The following table sets forth the components of international revenue by product category for the six months ended September 30, 2012 and 2011:

	Six Months Ended
	September 30,
	2012	2011
	(Amounts in millions)
International revenues
Fiscal 2013 Theatrical Slate	$54.8	$—
Fiscal 2012 Theatrical Slate	45.4	8.8
Fiscal 2011 Theatrical Slate	2.0	9.5
Fiscal 2010 Theatrical Slate	0.6	1.1
Fiscal 2009 & Prior Theatrical Slates	1.9	4.4
Total Theatrical Slates	104.7	23.8
Summit Titles Released Theatrically Pre-Acquisition	44.6	—
Managed Brands	6.3	8.5
Other	1.0	1.7
	$156.6	$34.0

International revenue included in motion pictures revenue of $156.6 million increased $122.6 million, or 360.6%, in the six months ended September 30, 2012, as compared to the six months ended September 30, 2011. The increase in international revenue in the six months ended September 30, 2012 compared to the six months ended September 30, 2011, is mainly due to the revenues generated by the titles and product categories listed above.
Motion Pictures — Lionsgate UK Revenue
The following table sets forth the titles contributing significant Lionsgate UK revenue for the six months ended September 30, 2012 and 2011:

Six Months Ended September 30,
2012	2011
Fiscal 2013 Theatrical Slate:	Fiscal 2011 Theatrical Slate:
Cabin In The Woods	The Next Three Days
Fiscal 2012 Theatrical Slate:	Lionsgate UK and third party product:
The Hunger Games	Blitz
Lionsgate UK and third party product:	Drive Angry 3D
Magic Mike
Salmon Fishing In The Yemen

The following table sets forth the components of Lionsgate UK revenue by product category for the six months ended September 30, 2012 and 2011:

	Six Months Ended
	September 30,
	2012	2011
	(Amounts in millions)
Lionsgate UK revenues
Fiscal 2013 Theatrical Slate	$9.5	$—
Fiscal 2012 Theatrical Slate	28.4	0.9
Fiscal 2011 Theatrical Slate	2.3	6.0
Fiscal 2010 Theatrical Slate	1.5	0.5
Fiscal 2009 & Prior Theatrical Slates	0.4	0.7
Total Theatrical Slates	42.1	8.1
Summit Titles Released Theatrically Pre-Acquisition	2.3	—
Lionsgate UK and third party product	30.6	20.9
Managed Brands	5.7	4.9
Other	0.2	0.6
	$80.9	$34.5
Lionsgate UK revenue of $80.9 million increased $46.4 million, or 134.5%, in the six months ended September 30, 2012 as compared to the six months ended September 30, 2011. The increase in Lionsgate UK revenue in the six months ended September 30, 2012 compared to the six months ended September 30, 2011 is mainly due to the revenue generated by the titles and product categories listed above.

Motion Pictures — Mandate Pictures Revenue
The following table sets forth the titles contributing significant Mandate Pictures revenue for the six months ended September 30, 2012 and 2011:

Six Months Ended September 30,
2012	2011
Hope Springs	50/50
LOL	Juno
Seeking A Friend For The End of The World	The Switch
Whip It
Mandate Pictures revenue includes revenue from the sales and licensing of domestic and worldwide rights of titles developed or acquired by Mandate Pictures to third-party distributors or international sub-distributors. Mandate Pictures revenue of $44.4 million increased $32.3 million, or 266.9%, in the six months ended September 30, 2012 as compared to the six months ended September 30, 2011.
Television Production Revenue
Television production revenue of $164.3 million decreased $43.6 million, or 21.0%, in the six months ended September 30, 2012 as compared to the six months ended September 30, 2011. The following table sets forth the components and the changes in the components of revenue that make up television production revenue for the six months ended September 30, 2012 and 2011:

	Six Months Ended	Six Months Ended	Increase (Decrease)
	September 30, 2012	September 30, 2011	Amount	Percent
		(Amounts in millions)
Television Production
Domestic series licensing
Lionsgate Television	$65.2	$49.4	$15.8	32.0%
Debmar-Mercury	49.0	72.2	(23.2)	(32.1)%
Total domestic series licensing	114.2	121.6	(7.4)	(6.1)%
International	19.8	25.1	(5.3)	(21.1)%
Home entertainment releases of television production	29.4	60.7	(31.3)	(51.6)%
Other	0.9	0.5	0.4	80.0%
	$164.3	$207.9	$(43.6)	(21.0)%

The following table sets forth the number of television episodes and hours included in Lionsgate Television domestic series licensing revenue in the six months ended September 30, 2012 and 2011, respectively:

		Six Months Ended				Six Months Ended
		September 30, 2012				September 30, 2011
		Episodes	Hours			Episodes	Hours
Weeds Season 8	1/2hr	13	6.5	Weeds Season 7	1/2hr	13	6.5
Boss Season 2	1hr	10	10.0	Blue Mountain State Season 3	1/2hr	4	2.0
Anger Management	1/2hr	10	5.0	Boss Season 1	1hr	6	6.0
				Pilots	1/2hr & 1hr	2	1.5
		33	21.5			25	16.0
Revenues included in domestic series licensing from Lionsgate Television increased in the six months ended September 30, 2012, due to an increase in the number of television episodes delivered as compared to the six months ended September 30, 2011. Revenues included in domestic series licensing from Debmar-Mercury decreased in the six months ended September 30, 2012, primarily because the six months ended September 30, 2011 included higher revenues generated from House of Payne and Are We There Yet as compared to the six months ended September 30, 2012.
International revenue decreased in the six months ended September 30, 2012 due to a decrease in episodes of programming delivered internationally. International revenue in the six months ended September 30, 2012 primarily included revenue from Anger Management, Boss Season 1, and Mad Men Seasons 4 and 5. International revenue in the six months ended September 30, 2011 included revenue from Blue Mountain State Season 2, Weeds Seasons 5,6, and 7, Mad Men Seasons 2,3, and 4, and Paris Hilton's My New BFF: Dubai.
The decrease in revenue from home entertainment releases of television production is primarily due to a decrease in digital media revenue. Home entertainment releases of television product in the six months ended September 30, 2012 primarily included revenue from Weeds Seasons 6 and 7 and Mad Men Season 5, as compared to digital media revenue from Mad Men Seasons 1,2,3, and 4 as well as digital media revenue from Debmar Mercury's Hell's Kitchen in the six months ended September 30, 2011.

Direct Operating Expenses
The following table sets forth direct operating expenses by segment for the six months ended September 30, 2012 and 2011:

	Six Months Ended			Six Months Ended
	September 30, 2012			September 30, 2011
	Motion Pictures	Television Production	Total	Motion Pictures	Television Production	Total
	(Amounts in millions)
Direct operating expenses
Amortization of films and television programs	$300.4	$94.2	$394.6	$129.6	$89.6	$219.2
Participation and residual expense	135.7	37.4	173.1	65.3	61.6	126.9
Other expenses	0.9	0.4	1.3	(0.1)	(0.3)	(0.4)
	$437.0	$132.0	$569.0	$194.8	$150.9	$345.7
Direct operating expenses as a percentage of segment revenues	43.1%	80.3%	48.3%	47.4%	72.6%	55.8%
Direct operating expenses of the motion pictures segment of $437.0 million for the six months ended September 30, 2012 were 43.1% of motion pictures revenue, compared to $194.8 million, or 47.4% of motion pictures revenue for the six months ended September 30, 2011. The decrease in direct operating expense of the motion pictures segment as a percentage of revenue in the six months ended September 30, 2012 is primarily due to the change in the mix of product generating revenue compared to the six months ended September 30, 2011, and is primarily driven by the titles in our theatrical slates. The direct operating expense as a percentage of revenue in the prior year period was primarily driven by the performance of the titles in our fiscal 2012 theatrical slate. The direct operating expense as a percentage of revenues in the current fiscal period is driven by the performance of The Hunger Games and, to a lesser extent, the titles released in our fiscal 2013 theatrical slate offset by the generally higher direct operating expense as a percentage of revenue associated with the acquisition of the Summit titles as a result of the increase in film cost associated with valuing those titles at fair value on our balance sheet under purchase accounting rules. Investment in film write-downs of the motion pictures segment during the six months ended September 30, 2012 totaled approximately $2.3 million, compared to $1.6 million for the six months ended September 30, 2011. In the six months ended September 30, 2012, there were no write-downs that individually exceeded $1.0 million. Due to the January 2012 acquisition of Summit, we currently expect that direct operating expenses of the motion pictures segment for fiscal 2013 will increase as compared to fiscal 2012.
Direct operating expenses of the television production segment of $132.0 million for the six months ended September 30, 2012 were 80.3% of television revenue, compared to $150.9 million, or 72.6%, of television revenue for the six months ended September 30, 2011. The increase in direct operating expenses as a percentage of television revenue is primarily due to the change in mix of titles generating revenue compared to the six months ended September 30, 2011, in addition to higher charges for write-downs of television costs in the six months ended September 30, 2012 as compared to the six months ended September 30, 2011. In the six months ended September 30, 2012, $5.2 million of charges for write-downs of television film costs were included in the amortization of television programs, compared to charges of $1.9 million in the six months ended September 30, 2011. In the six months ended September 30, 2012, there were two write-downs that individually exceeded $1.0 million, and in the six months ended September 30, 2011, there were no write-downs that individually exceeded $1.0 million.

Distribution and Marketing Expenses
The following table sets forth distribution and marketing expenses by segment for the six months ended September 30, 2012 and 2011:

	Six Months Ended			Six Months Ended
	September 30, 2012			September 30, 2011
	Motion Pictures	Television Production	Total	Motion Pictures	Television Production	Total
	(Amounts in millions)
Distribution and marketing expenses
Theatrical	$252.5	$0.1	$252.6	$107.8	$—	$107.8
Home Entertainment	101.4	2.9	104.3	62.3	3.3	65.6
Television	1.9	7.1	9.0	0.1	6.4	6.5
International	4.4	2.7	7.1	1.7	1.7	3.4
Lionsgate UK	37.0	0.3	37.3	21.5	0.5	22.0
Other	4.9	—	4.9	1.1	—	1.1
	$402.1	$13.1	$415.2	$194.5	$11.9	$206.4

The majority of distribution and marketing expenses relate to the motion pictures segment. Theatrical prints and advertising (“P&A”) in the motion pictures segment in the six months ended September 30, 2012 of $252.5 million increased $144.7 million, compared to $107.8 million in the six months ended September 30, 2011, largely due to eight wide theatrical releases in the six months ended September 30, 2012, as compared to four wide theatrical release in the six months ended September 30, 2011. Domestic theatrical P&A from the motion pictures segment in the six months ended September 30, 2012 included P&A incurred on the release of Cabin In The Woods, Dredd 3D, Madea's Witness Protection, Safe, Step Up Revolution, The Expendables 2, The Possession and What to Expect When You're Expecting. Approximately $81.7 million of P&A was incurred on titles that generated less than 5% of theatrical revenue in the six months ended September 30, 2012, of which approximately $25.8 million was P&A incurred in advance for films to be released in subsequent quarters, such as Alex Cross, Sinister, The Impossible and The Twilight Saga: Breaking Dawn - Part 2. Domestic theatrical P&A from the motion pictures segment in the six months ended September 30, 2011 included P&A incurred on the release of Abduction, Conan the Barbarian, Madea's Big Happy Family and Warrior. In addition, approximately $7.5 million of P&A was incurred on titles that did not contribute significant revenue in the six months ended September 30, 2011, of which $2.6 million was P&A incurred in advance for films to be released in subsequent quarters. We currently expect that distribution and marketing expenses of the motion pictures segment for fiscal 2013 will increase as compared to fiscal 2012 due to an increase in the number of theatrical releases anticipated in our fiscal 2013 theatrical slate as compared to our fiscal 2012 slate.
Home entertainment distribution and marketing costs on motion pictures and television product in the six months ended September 30, 2012 of $104.3 million increased $38.7 million, or 59.0%, compared to $65.6 million in the six months ended September 30, 2011, primarily due to higher distribution and marketing costs associated with higher motion pictures home entertainment revenues. Home entertainment distribution and marketing costs as a percentage of home entertainment revenues was 24.6% and 24.5% in the six months ended September 30, 2012 and the six months ended September 30, 2011, respectively.
Lionsgate UK distribution and marketing expenses in the motion pictures segment in the six months ended September 30, 2012 of $37.0 million increased from $21.5 million in the six months ended September 30, 2011.

General and Administrative Expenses
The following table sets forth general and administrative expenses by segment for the six months ended September 30, 2012 and 2011:

	Six Months Ended	Six Months Ended	Increase (Decrease)
	September 30, 2012	September 30, 2011	Amount	Percent
	(Amounts in millions)
General and administrative expenses
Motion Pictures	$32.0	$23.6	$8.4	35.6%
Television Production	5.6	5.7	(0.1)	(1.8)%
Shared services and corporate expenses, excluding items below	40.2	25.1	15.1	60.2%
Total general and administrative expenses before share-based compensation expense, shareholder activist matter expenses, and acquisition related expenses	77.8	54.4	23.4	43.0%
Share-based compensation expense	16.6	5.0	11.6	232.0%
Shareholder activist matter	—	(2.0)	2.0	(100.0)%
Severance and transaction costs related to the acquisition of Summit Entertainment, LLC	2.0	—	2.0	100.0%
	18.6	3.0	15.6	520.0%
Total general and administrative expenses	$96.4	$57.4	$39.0	67.9%
Total general and administrative expenses as a percentage of revenue	8.2%	9.3%
General and administrative expenses excluding share-based compensation expense, shareholder activist matter expenses, and acquisition related expenses, as a percentage of revenue	6.6%	8.8%
Total General and Administrative Expenses
General and administrative expenses increased by $39.0 million, or 67.9%, as reflected in the table above and further discussed below.
Motion Pictures
General and administrative expenses of the motion pictures segment increased $8.4 million, or 35.6%. The increase in motion pictures general and administrative expenses is primarily due to increases in salaries and related expenses, rents and facilities expenses and professional fees. The increases are primarily due to increased personnel associated with the acquisition of Summit Entertainment on January 13, 2012. Included in the motion pictures segment in the six months ended September 30, 2011 is $2.4 million in general and administrative expenses associated with Maple Pictures, which was sold on August 10, 2011. In the six months ended September 30, 2012, $5.9 million of motion pictures production overhead was capitalized compared to $5.1 million in the six months ended September 30, 2011.
Television Production
General and administrative expenses of the television production segment in the six months ended September 30, 2012 were comparable to the six months ended September 30, 2011. In the six months ended September 30, 2012 and 2011, $2.9 million of television production overhead was capitalized in each period.

Shared Services and Corporate Expenses
Shared services and corporate expenses excluding share-based compensation expense, shareholder activist matter costs and severance and transaction costs related to the acquisition of Summit, increased $15.1 million, or 60.2%, mainly due to increases in salaries and related expenses, incentive related compensation and legal and professional fees.

Shareholder activist matter costs were nil in the six months ended September 30, 2012. Shareholder activist matter costs in the six months ended September 30, 2011 include a $3.9 million benefit, recorded in the quarter ended June 30, 2011, related to a negotiated settlement with a vendor of costs incurred and recorded in the prior fiscal year, and insurance recoveries of related litigation offset by other costs incurred.

Share-Based Compensation Expense. The following table sets forth share-based compensation expense included in shared services and corporate expenses for the six months ended September 30, 2012 and 2011:

	Six Months Ended	Six Months Ended	Increase (Decrease)
	September 30, 2012	September 30, 2011	Amount	Percent
	(Amounts in millions)
Share-based compensation expense:
Stock options	$0.6	$0.1	$0.5	500.0%
Restricted share units and other share-based compensation	11.6	4.7	6.9	146.8%
Stock appreciation rights	4.4	0.2	4.2	2,100.0%
	$16.6	$5.0	$11.6	232.0%
Depreciation, Amortization and Other Expenses (Income)
Depreciation and amortization of $4.2 million for the six months ended September 30, 2012 increased $2.3 million from $1.9 million in the six months ended September 30, 2011, primarily due to the amortization of finite-lived intangible assets associated with the Summit acquisition in the six months ended September 30, 2012, with no comparable amortization in the six months ended September 30, 2011.
Interest expense of $50.8 million for the six months ended September 30, 2012 increased $16.9 million, or 49.9%, from $33.9 million in the six months ended September 30, 2011, primarily due to the addition of the Term Loan in connection with the Summit acquisition. As a result of the pay off of the term loan subsequent to the end of the quarter (see Note 18 to our consolidated financial statements), we expect a reduction in our overall effective interest rate on our corporate debt. The following table sets forth the components of interest expense for the six months ended September 30, 2012 and 2011:

	Six Months Ended	Six Months Ended
	September 30, 2012	September 30, 2011
	(Amounts in millions)
Interest Expense
Cash Based:
Senior revolving credit facility	$3.8	$1.8
Convertible senior subordinated notes	2.4	2.1
Senior secured second-priority notes	22.3	19.9
Term loan	11.1	—
Other	2.0	2.1
	41.6	25.9
Non-Cash Based:
Amortization of discount (premium) on:
Liability component of convertible senior subordinated notes	3.7	4.1
Senior secured second-priority notes	0.4	0.4
Term loan	0.6	—
Amortization of deferred financing costs	4.5	3.5
	9.2	8.0
	$50.8	$33.9
Interest and other income was $2.0 million in the six months ended September 30, 2012, compared to $1.4 million in the six months ended September 30, 2011.
The following table represents our portion of the income or (loss) of our equity method investees based on our percentage ownership for the six months ended September 30, 2012 and 2011:

	September 30, 2012	Six Months Ended	Six Months Ended
	Ownership Percentage	September 30, 2012	September 30, 2011
			As adjusted (2)
		(Amounts in millions)
Horror Entertainment, LLC (“FEARnet”)	34.5%	$0.1	$—
NextPoint, Inc. (“Break Media”)	42.0%	(2.5)	(2.0)
Roadside Attractions, LLC	43.0%	0.1	0.2
Studio 3 Partners, LLC (“EPIX”) (1)	31.2%	12.1	8.2
TV Guide Network (1)	51.0%	(8.2)	(3.2)
Tiger Gate Entertainment Limited ("Tiger Gate")	16.0%	—	(1.4)
		$1.6	$1.8
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

(2)	Due to the elimination of the one-quarter lag in reporting EPIX's results, equity interest income for EPIX for the three and six months ended September 30, 2011 has been adjusted as shown above.

Loss on Extinguishment of Debt

Loss on extinguishment of debt was $9.2 million for the six months ended September 30, 2012, primarily due to the voluntary early repayments of the Term Loan of approximately $163.3 million. The loss represents the write off of a portion of deferred financing costs and unamortized discount. For the six months ended September 30, 2011, the loss on extinguishment of debt was $1.0 million resulting from the May 2011 repurchase of approximately $19.4 million in aggregate principal amount of the October 2004 2.9375% Notes, and the August 2011 repurchase of approximately $10.0 million in aggregate principal amount of the Senior Notes.

Income Tax Provision
We had an income tax expense of $6.3 million, or 16.8%, of income before income taxes in the six months ended September 30, 2012, compared to an expense of $2.3 million, or (17.9)%, of loss before income taxes in the six months ended September 30, 2011. The tax expense reflected in the six months ended September 30, 2012 is primarily attributable to deferred U.S. income taxes and foreign withholding taxes. Our actual annual effective tax rate will differ from the statutory federal rate as a result of several factors, including changes in the valuation allowance against net deferred tax assets, non-temporary differences, foreign income taxed at different rates, and state and local income taxes. Income tax loss carryforwards, subject to certain limitations that may prevent us from fully utilizing them, amount to approximately $225.3 million for U.S. federal income tax purposes available to reduce income taxes over twenty years, $209.9 million for U.S. state income tax purposes available to reduce income taxes over future years with varying expirations, $34.9 million for Canadian income tax purposes available to reduce income taxes over 20 years with varying expirations, and $8.7 million for U.K. income tax purposes available indefinitely to reduce future income taxes.

Net Income (Loss)
Net income for the six months ended September 30, 2012 was $31.3 million, or basic net income per common share of $0.23 on 133.8 million weighted average common shares outstanding and diluted net income per common share of $0.23 on 134.6 million weighted average common shares outstanding. This compares to net loss for the six months ended September 30, 2011 of $15.0 million, or basic and diluted net loss per common share of $0.11 on 135.4 million weighted average common shares outstanding.

Liquidity and Capital Resources
Our liquidity and capital resources have been provided principally through cash generated from operations, our senior revolving credit facility, our issuance of senior secured second-priority notes, term loan, issuance of convertible senior subordinated notes, the Film Credit Facility (as hereafter defined), borrowings under individual production loans, and our Pennsylvania Regional Center credit facility.

Senior Revolving Credit Facility
Outstanding Amount. At September 30, 2012, we had borrowings of $268.7 million (March 31, 2012 — $99.8 million).
Availability of Funds. At September 30, 2012, there was $62.7 million available (March 31, 2012 — $230.2 million). On September 27, 2012 the Company amended and restated its senior revolving credit facility. The amended and restated senior revolving credit facility provides for borrowings and letters of credit up to an aggregate of $800 million, subject to a borrowing base and other restrictions, as compared to $340 million borrowing capacity under the previous senior revolving credit facility. Due to restrictions in our senior secured second-priority notes indenture, the maximum borrowing allowed as of September 30, 2012 was $340 million, however, on October 15, 2012 this restriction was amended to limit the borrowings up to $650 million, unless certain ratios are met, pursuant to a supplemental indenture which amended the senior secured second-priority notes indenture. The availability of funds is limited by a borrowing base and also reduced by outstanding letters of credit which amounted to $8.6 million at September 30, 2012 (March 31, 2012 — $10.0 million).
Maturity Date. The senior revolving credit facility expires the earlier of (i) September 27, 2017 or (ii) six (6) months prior to the maturity of the our senior secured second-priority notes.
Interest. Interest is payable at an alternative base rate, as defined, plus 1.5% or LIBOR plus 2.5% as designated by the
Company. As of September 30, 2012, the senior revolving credit facility bore interest of 2.5% over the LIBOR rate (effective interest rate of 2.71% and 2.74% on borrowings outstanding as of September 30, 2012 and March 31, 2012, respectively).
Commitment Fee. We are required to pay a quarterly commitment fee of 0.0375% to 0.5% per annum, depending on the average balance of borrowings outstanding during the period, on the total senior revolving credit facility of $800 million less the amount drawn.
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

Outstanding Amount. The outstanding amount is set forth in the table below:

	September 30, 2012
	Principal	Unamortized Premium/ (Discount)	Net Carrying Amount
	(Amounts in thousands)
Senior Secured Second-Priority Notes	$436,000	$(4,119)	$431,881
Maturity Date. The Senior Notes are due November 1, 2016.

Original Issue Discount/Premium. The October 2009 Senior Notes were issued by LGEI at an initial price of 95.222% (original issue discount — 4.778%) of the principal amount. The May 2011 Senior Notes were issued by LGEI at an initial price of 102.219% (original issue premium — 2.219%) of the principal amount. The original issue discount/premium and deferred financing costs are being amortized through November 1, 2016 using the effective interest method. As of September 30, 2012, the remaining amortization period was 4.1 years.
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

Borrowing Base Definition Clause (2)	Category Name	September 30, 2012
		Gross (1)		Rate	Net (1)
		(Amounts in millions)
(i)	Eligible Major Domestic Receivables	$346.8	@	100%	$346.8
(ii)	Eligible Acceptable Domestic Receivables	223.5	@	90%	201.1
(iii)	Eligible Acceptable Foreign Receivables	34.2	@	85%	29.1
(iv)	Acceptable Tax Credits	47.7	@	85%/75%	38.1
(v)	Other Receivables	16.5	@	50%	8.2
	Borrowing Base from Receivables	$668.7			$623.3
(vii)	Unsold Rights Valuation	489.1	@	50%	244.6
(viii)	Eligible Video Cassette Inventory	33.3		lesser of 50% or $10 million	10.0
(ix)	Total Home Video, Pay Television, Free Television Credits	200.9		Misc.	165.4
(xiii)	Cash Collateral Accounts	1.9	@	100%	1.9
(xiv)	P&A Credit	19.2	@	50%	9.6
	Borrowing Base at September 30, 2012	$1,413.1			$1,054.8

(1)
Gross amount represents the amount as of each applicable category and the net amount represents the acceptable portion of that amount permitted to be counted in the Borrowing Base (as defined) under the indenture.

(2)
The following numbered clauses from the Borrowing Base definition were either not applicable or not material as of September 30, 2012: (x) Direct to Video Credit; (xi) Foreign Rights Credit; (xii) Eligible L/C Receivables.

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

Outstanding Amount. The outstanding amount of the Term Loan is set forth in the table below:

September 30, 2012
(Amounts in thousands)
Principal amount	$299,160
Unamortized discount	(4,231)
Net carrying amount	$294,929
Maturity Date. The Term Loan was to mature on September 7, 2016. The Term Loan was repayable in quarterly installments equal to $13.75 million, with the balance payable on the final maturity date. During the three months ended June 30, 2012 , we made voluntary early repayments of the Term Loan of approximately $163.3 million, in addition to required repayments of $22.2 million. On October 18, 2012, we terminated and paid off all amounts outstanding under the Term Loan of $299.2 million, as well as all accrued but unpaid interest.
Interest. The Term Loan carried interest at a reference to a base rate or the LIBOR rate (subject to a LIBOR floor of 1.25%), in either case plus an applicable margin of 4.50% in the case of base rate loans and 5.50% in the case of LIBOR loans (effective interest rate of 7.75% and 6.75%, respectively, as of September 30, 2012).
Security. The Term Loan was secured by collateral of the Summit assets.
Covenants. The Term Loan contains a number of affirmative and negative covenants that, among other things, require Summit to satisfy certain financial covenants.

Convertible Senior Subordinated Notes
As of September 30, 2012, we have convertible senior subordinated notes outstanding of $110.9 million in aggregate principal amount (carrying value — $83.7 million). In October 2014, $0.3 million of these convertible senior subordinated notes are redeemable by the holder and beginning in March 2015, an additional $65.6 million of these convertible senior subordinated notes are redeemable by the holder.
Transactions:

February 2005 3.625% Notes: On July 17, 2012, we completed the optional redemption of the February 2005 3.625% Notes. Of the $23.5 million of February 2005 3.625% notes called for redemption, $7.7 million were redeemed for cash at 100% of their principal amount, plus accrued and unpaid interest, and $15.8 million were converted into common shares at a conversion rate of 70.0133 common shares per $1,000 in principal amount, or a conversion price of approximately $14.28 per share for an aggregate of 1,107,950 common shares (plus cash in lieu of fractional shares). Following the redemption, the February 2005 3.625% Notes are no longer outstanding. There was no gain or loss on the redemption because the fair value of the liability equaled the carrying value of the liability and all deferred financing costs were fully amortized.

April 2009 3.625% Notes: On September 18, 2012, $1.0 million of the principal amount of the April 2009 3.635% Notes were converted into common shares at a conversion rate of 121.2121 common shares per $1,000 in principal amount, or a conversion price of approximately $8.25 per share for an aggregate of 122,060 common shares (plus cash in lieu of fractional shares). The gain on the conversion was not significant because the carrying value of the April 2009 3.625%
Notes plus the unamortized deferred financing costs approximated the fair value of the liability component of the notes.
Key Terms of Convertible Senior Subordinated Notes:
October 2004 2.9375% Notes. In October 2004, LGEI sold $150.0 million of the October 2004 2.9375% Notes.
Outstanding Amount: As of September 30, 2012, $0.3 million of aggregate principal amount (carrying value — $0.3 million) of the October 2004 2.9375% Notes remains outstanding.
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
Outstanding Amount: As of September 30, 2012, $65.6 million of aggregate principal amount (carrying value — $47.3 million) of the April 2009 3.625% Notes remains outstanding.
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
January 2012 4.00% Notes. In January 2012, LGEI issued approximately $45.0 million of January 2012 4.00% Notes.
Outstanding Amount: As of September 30, 2012, $45.0 million of aggregate principal amount (carrying value — $36.0 million) of the January 2012 4.00% Notes remains outstanding.
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
Production Loans and Participation Financing Arrangements
Individual Production Loans
As of September 30, 2012, amounts outstanding under individual production loans were $279.0 million. Individual productions loans represent individual loans for the production of film and television programs that we produce. Individual production loans have contractual repayment dates either at or near the expected completion date, with the exception of certain loans containing repayment dates on a longer term basis. Individual production loans of $264.0 million incur interest at rates ranging from 3.36% to 3.69%, and approximately $15.0 million of production loans are non-interest bearing.
Film Credit Facility
On October 6, 2009, we entered into a revolving film credit facility agreement, as amended effective December 31, 2009 and June 22, 2010 (the “Film Credit Facility”), which provides for borrowings for the acquisition or production of motion pictures.
Outstanding Amount. At September 30, 2012, we had borrowings of $8.8 million (March 31, 2012 — $43.9 million).
Availability of Funds. Currently, the Film Credit Facility provides for total borrowings up to $20 million, subject to a borrowing base, which can vary based on the amount of sales contracts in place on pictures financed under the facility. We reduced the borrowing commitment from $130 million to $60 million in July 2012 and then to $20 million in September 2012.
Maturity Date. The Film Credit Facility has a maturity date of April 6, 2013. Borrowings under the Film Credit Facility are due the earlier of (a) nine months after delivery of each motion picture or (b) April 6, 2013.
Interest. As of September 30, 2012, the Film Credit Facility bore interest of 3.25% over the “LIBO” rate (as defined in the credit agreement). The weighted average interest rate on borrowings outstanding as of September 30, 2012 was 3.46% (March 31, 2012 — 3.49%).
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
Outstanding Amount. At September 30, 2012, we had borrowings of $65.5 million (March 31, 2012 — $65.5 million).
Availability of Funds. At September 30, 2012, there were no amounts available under this agreement.
Maturity Date. All amounts borrowed under this loan agreement with the Pennsylvania Regional Center are due April 11, 2013, five years from the date that we began to borrow under this agreement.
Interest. Amounts borrowed under the agreement carry an interest rate of 1.5%, which is payable semi-annually.

Security. The loan is secured by a first priority security interest in our film library pursuant to an intercreditor agreement with our senior lender under our senior revolving credit facility. Pursuant to the terms of our senior revolving credit facility, we are required to maintain certain collateral equal to the loans outstanding plus 5% under this facility. Such collateral can consist of cash, cash equivalents or debt securities, including our convertible senior subordinated notes repurchased. As of September 30, 2012, $59.4 million principal value (fair value — $72.1 million) of our convertible senior subordinated notes repurchased (see Note 7 to our consolidated financial statements) was held as collateral under our senior revolving credit facility.
Filmed Entertainment Backlog
Filmed Entertainment Backlog. Backlog represents the amount of future revenue not yet recorded from contracts for the licensing of films and television product for television exhibition and in international markets. Backlog at September 30, 2012 and March 31, 2012 was $1.2 billion and $999.7 million, respectively.

Discussion of Operating, Investing, Financing Cash Flows
Cash Flows Provided by/Used in Operating Activities. Cash flows provided by operating activities for the six months ended September 30, 2012 were $142.1 million compared to cash flows used in operating activities for the six months ended September 30, 2011 of $140.6 million. The increase in cash provided by operating activities was primarily due to higher net income before non-cash charges, and to a lesser extent, the changes in operating assets and liabilities. The increase from changes in operating assets and liabilities were primarily due to higher collections of accounts receivable, offset by decreases in accounts payable and accrued liabilities, participations and residuals, film obligations, deferred revenue, and changes in restricted cash during the six months ended September 30, 2012 as compared to the six months ended September 30, 2011.
Cash Flows Provided by Investing Activities. Cash flows provided by investing activities of $3.3 million for the six months ended September 30, 2012 consisted of $4.3 million in repayments of loans receivables offset by $1.0 million for purchases of property and equipment. Cash flows provided by investing activities of $5.5 million for the six months ended September 30, 2011 consisted of $9.1 million of proceeds from the sale of asset group, net of transaction costs and cash disposed of $3.9 million, offset by $1.3 million for purchases of property and equipment, $0.8 million of capital contributions to companies accounted as equity method investments, and $1.5 million for an increase in loans made to Break Media.
Cash Flows Provided by Financing Activities. Cash flows used in financing activities of $156.2 million for the six months ended September 30, 2012 consisted of $185.5 million of repayments under the Term Loan, $222.0 million repayment of production loans, $512.5 million repayment on the senior revolving credit facility, $15.2 million of deferred financing costs associated with the amended and restated senior revolving credit facility, $7.6 million payment for the repurchase of convertible senior subordinated notes, $3.7 million repayment of certain other financing obligations, and $4.0 million paid for tax withholding requirements associated with our equity awards, offset by borrowings of $681.4 million under the senior revolving credit facility and borrowings of $112.8 million under production loans. Cash flows provided by financing activities of $79.6 million for the six months ended September 30, 2011 resulted from the receipt of net proceeds of $202.0 million from the sale of Senior Notes, borrowings of $153.7 million under the senior revolving credit facility and $167.9 million under production loans, partially offset by $200.4 million repayment on the senior revolving credit facility, $132.1 million repayment of production loans, $77.1 million payment for the repurchase of common shares, $19.5 million payment for the repurchase of convertible senior subordinated notes, $9.9 million payment for the repurchase of Senior Notes, $3.0 million increase in restricted cash collateral requirement under the Film Credit Facility and $1.9 million paid for tax withholding requirements associated with our equity awards.
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
Our current financing strategy is to fund operations and to leverage investment in films and television programs through our cash flow from operations, our senior revolving credit facility, single-purpose production financing, government incentive programs, film funds, and distribution commitments. In addition, we may acquire businesses or assets, including individual films or libraries that are complementary to our business. Any such transaction could be financed through our cash flow from operations, credit facilities, equity or debt financing. If additional financing beyond our existing cash flows from operations and credit facilities cannot fund such transactions, there is no assurance that such financing will be available on terms acceptable to

us. We may also dispose of businesses or assets, including individual films or libraries, and use the net proceeds from such dispositions to fund operations or such acquisitions, or to repay debt.

Table of Debt and Other Financing Obligations and Contractual Commitments
The following table sets forth our future annual repayment of debt and other financing obligations outstanding, and our contractual commitments as of September 30, 2012:

	Six Months Ended March 31,	Year Ended March 31,
	2013	2014	2015	2016	2017	Thereafter	Total
Future annual repayment of debt and other financing obligations recorded as of September 30, 2012
Senior revolving credit facility	$—	$—	$—	$—	$268,724	$—	$268,724
Principal amount of senior secured second-priority notes, due November 2016 (carrying value of $441.9 million at September 30, 2012)	—	—	—	—	436,000	—	436,000
Principal amount of Term loan (carrying value of $294.9 million at September 30, 2012) (1)	—	—	3,762	35,587	259,811	—	299,160
Film obligations (2)	36,161	19,440	16,020	11,680	2,000	3,000	88,301
Production loans (2)
Individual production loans	125,295	114,949	38,734	—	—	—	278,978
Pennsylvania Regional Center production loans	—	65,500	—	—	—	—	65,500
Film credit facility	—	8,782	—	—	—	—	8,782
Principal amounts of convertible senior subordinated notes and other financing obligations (3)
October 2004 2.9375% Notes (carrying value of $0.3 million at September 30, 2012)	—	—	348	—	—	—	348
April 2009 3.625% Notes (carrying value of $47.3 million at September 30, 2012)	—	—	65,574	—	—	—	65,574
January 2012 4.00% Notes (carrying value of $36.0 million at September 30, 2012)	—	—	—	—	45,000	—	45,000
	161,456	208,671	124,438	47,267	1,011,535	3,000	1,556,367
Contractual commitments by expected repayment date
Distribution and marketing commitments (4)	62,201	90,661	—	—	—	—	152,862
Minimum guarantee commitments (5)	111,180	106,332	8,698	5,726	4,000	4,000	239,936
Production loan commitments (5)	26,079	82,108	132,127	—	—	—	240,314
Cash interest payments on subordinated notes and other financing obligations	2,094	4,187	4,187	1,800	1,800	—	14,068
Cash interest payments on senior secured second priority notes	44,690	44,690	44,690	44,690	44,690	—	223,450
Operating lease commitments	5,521	10,078	8,454	3,499	—	—	27,552
Other contractual obligations	881	1,914	1,929	418	—	—	5,142
Employment and consulting contracts	26,917	35,470	17,420	3,813	—	—	83,620
	279,563	375,440	217,505	59,946	50,490	4,000	986,944
Total future commitments under contractual obligations (6)	$441,019	$584,111	$341,943	$107,213	$1,062,025	$7,000	$2,543,311
 ___________________

(1)
The Term Loan was to mature on September 7, 2016. On October 18, 2012, the Company terminated and paid off all amounts outstanding under the Term Loan of $299.2 million, as well as all accrued but unpaid interest (see Note 18 to our consolidated financial statements).

(2)
Film obligations include minimum guarantees and theatrical marketing obligations. Production loans represent loans for the production of film and television programs that we produce. Repayment dates are based on anticipated delivery or release date of the related film or contractual due dates of the obligation.

(3)	The future repayment dates of the convertible senior subordinated notes represent the next possible redemption date by the holder for each note respectively.

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

(6)	Excludes the interest payments on the senior revolving credit facility and Term Loan as future amounts are not fixed or determinable due to fluctuating balances and interest rates.
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
Currency Rate Risk. We enter into forward foreign exchange contracts to hedge our foreign currency exposures on future production expenses denominated in various foreign currencies. As of September 30, 2012, we had outstanding forward foreign exchange contracts to sell British Pound Sterling £7.9 million in exchange for US$12.7 million over a period of seven months at a weighted average exchange rate of one British Pound Sterling equals US$1.60. We also had outstanding forward foreign exchange options to purchase British Pound Sterling £18.0 million in exchange for US$28.5 million over a period of three months at an exchange rate of one British Pound Sterling equals US$1.59. In addition, we had outstanding forward foreign exchange contracts to purchase Canadian $7.8 million in exchange for US$7.8 million over a period of five months at a weighted average exchange rate of one Canadian dollar equals US$1.00. Additionally, we had outstanding forward foreign exchange contracts to purchase Euro €3.2 million in exchange for US$4.1 million over a period of one month at a weighted average exchange rate of one Euro equals US$1.27. Changes in the fair value representing a net unrealized fair value loss on foreign exchange contracts that qualified as effective hedge contracts outstanding during the six months ended September 30, 2012 were not significant and are included in accumulated other comprehensive loss, a separate component of shareholders’ equity. Changes in the fair value representing a net unrealized fair value gain on foreign exchange contracts that did not qualify as effective hedge contracts outstanding during the three and six months ended September 30, 2012 were $0.6 million and are included in direct operating expenses in the consolidated statement of operations. These contracts are entered into with a major financial institution as counterparty. We are exposed to credit loss in the event of nonperformance by the counterparty, which is limited to the cost of replacing the contracts, at current market rates. We do not require collateral or other security to support these contracts.
Interest Rate Risk. Certain of our borrowings, primarily borrowings under our amended and restated senior revolving credit facility, Term Loan, certain production loans and the Film Credit Facility, are, and are expected to continue to be, at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income would decrease. The applicable margin with respect to loans under the amended and restated senior revolving credit facility is a percentage per annum equal to 2.50% plus an adjusted rate based on LIBOR. The applicable margin with respect to loans under the Term Loan was a percentage per annum equal to 4.50% plus an adjusted rate based on Alternative Base Rate Loans (as defined therein) and 5.50% plus an adjusted rate based on LIBOR loans (subject to a LIBOR floor of 1.25%). However, due to the termination and pay off of all amounts outstanding under the Term Loan on October 18, 2012 (see Note 18 to our consolidated financial statements), we no longer are exposed to interest rate risk associated with the Term Loan. The applicable margin with respect to loans under the Film Credit Facility is a percentage per annum equal to 3.25% over the “LIBO” rate (as defined in the Film Credit Facility agreement). Assuming the amended and restated senior revolving credit facility is drawn up to its maximum borrowing capacity of $650 million (as permitted by the Supplemental Indenture discussed in Note 18 to our consolidated financial statements) and the Film Credit Facility are fully drawn, based on the applicable LIBOR in effect as of September 30, 2012, each quarter point change in interest rates would result in a $1.6 million change in annual interest expense on the amended and restated senior revolving credit facility and $0.1 million change in annual interest expense on the Film Credit Facility. The variable interest production loans incur interest at rates ranging from approximately 3.36% to 3.69% and applicable margins ranging from 2.50% over the one, three, or six-month LIBOR to 3.25% over the one, three or six month LIBOR. A quarter point increase of the interest rates on the outstanding principal amount of our variable rate production loans would result in $0.7 million in additional costs capitalized to the respective film or television asset.

The following table presents our financial instruments that are sensitive to changes in interest rates. The table also presents the cash flows of the principal amounts of the financial instruments with the related weighted-average interest rates by expected maturity dates and the fair value of the instrument as of September 30, 2012:

	Six Months Ended March 31,	Year Ended March 31,						Fair Value
	2013	2014	2015	2016	2017	Thereafter	Total	9/30/2012
Variable Rates:
Senior Revolving Credit Facility (1)	$—	$—	$—	$—	$268,724	$—	$268,724	$268,724
Average Interest Rate	—	—	—	—	2.71%	—
Principal Amount of Senior Secured Second-Priority Notes (2)	—	—	—	—	436,000	—	436,000	482,195
Average Interest Rate	—	—	—	—	10.25%	—
Term Loan (3)	—	—	3,762	35,587	259,811	—	299,160	294,900
Average Interest Rate	—	—	7.25%	7.25%	7.25%	—
Production Loans (4):
Individual production loans	125,295	99,948	38,734	—	—	—	263,977	263,977
Average Interest Rate	3.55%	3.57%	3.36%	—	—	—
Film Credit Facility	—	8,782	—	—	—	—	8,782	8,782
Average Interest Rate	—	3.46%	—	—	—	—
Fixed Rates:
Production Loans (5):
Pennsylvania Regional Center production loans	—	65,500	—	—	—	—	65,500	64,567
Average Interest Rate	—	1.50%	—	—	—	—
Principal Amounts of Convertible Senior Subordinated Notes (6):
October 2004 2.9375% Notes	—	—	348	—	—	—	348	256
Average Interest Rate	—	—	2.94%	—	—	—
April 2009 3.625% Notes	—	—	65,574	—	—	—	65,574	53,056
Average Interest Rate	—	—	3.63%	—	—	—
January 2012 4.00% Notes	—	—	—	—	45,000	—	45,000	36,423
Average Interest Rate	—	—	—	—	4.00%	—
	$125,295	$174,230	$108,418	$35,587	$1,009,535	$—	$1,453,065	$1,472,880
 ____________________

(1)
Amended and restated senior revolving credit facility, which expires the earlier of (i) September 27, 2017 or (ii) six (6) months prior to the maturity of the senior secured second-priority notes bears interest of 2.50% over the Adjusted LIBOR rate.

(2)	Senior secured second-priority notes with a fixed interest rate equal to 10.25%.

(3)
The Term Loan was to mature on September 7, 2016. On October 18, 2012, the Company terminated and paid off all amounts outstanding under the Term Loan of $299.2 million, as well as all accrued but unpaid interest (see Note 18 to our consolidated financial statements). The Term Loan bore interest by reference to a base rate or the LIBOR rate (subject to a LIBOR floor of 1.25%), in either case plus an applicable margin of 4.50% in the case of base rate loans and 5.50% in the case of LIBOR loans.

(4)
Amounts owed to film production entities on anticipated delivery date or release date of the titles or the contractual due dates of the obligation. Production loans of $279.0 million incur interest at rates ranging from approximately 3.36% to 3.69%. Not included in the table above are approximately $15.0 million of production loans which are non-interest bearing.

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
As of September 30, 2012, the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures were effective as of September 30, 2012.
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

The agreements governing certain of our long-term indebtedness contain change in control provisions that are triggered when any of our shareholders, directly or indirectly, acquires ownership or control in excess of a certain percentage of our common shares. As of October 30, 2012, three of our shareholders, Mark H. Rachesky, M.D., Capital Research Global Investors, and FMR LLC, and their respective affiliates, beneficially owned approximately 35.1%, 11.3% and 4.8%, respectively, of our outstanding common shares.

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

As of October 30, 2012, three of our shareholders beneficially owned an aggregate of 74,797,638 of our common shares, or approximately 51.2% of the outstanding shares. In addition, one of these shareholders, Mark H. Rachesky, M.D., the beneficial owner of approximately 35.1% of our outstanding common shares, currently serves as the Chairman of our Board of Directors. Accordingly, these three shareholders, collectively, have the power to exercise substantial influence over us and on matters requiring approval by our shareholders, including the election of directors, the approval of mergers and other significant corporate transactions. This concentration of ownership may make it more difficult for other shareholders to effect substantial changes in our company and may also have the effect of delaying, preventing or expediting, as the case may be, a change in control of our company.

Sales of a substantial number of shares of our common shares, or the perception that such sales might occur, could have an adverse effect on the price of our common shares, and therefore our ability to raise additional capital to fund our operations.

As of October 30, 2012, over 51.2% of our common shares were held beneficially by certain individuals and institutional investors who each had ownership of greater than 5% of our common shares. We also recently filed a resale registration statement to enable certain shareholders who received our common shares in connection with our acquisition of Summit and certain holders of debt convertible into our common shares to resell our common shares. Sales by such individuals and institutional investors of a substantial number of shares of our common shares into the public market, or the perception that such sales might occur, could have an adverse effect on the price of our common shares, which could materially impair our ability to raise capital through the sale of common shares or debt that is convertible into our common shares.

Despite our current indebtedness levels, we and our subsidiaries may be able to incur additional debt in the future.

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

In addition, we may incur additional indebtedness through our amended and restated $800.0 million senior secured credit facility (which replaced our previous $340.0 million credit facility). At September 30, 2012, we have borrowed approximately $268.7 million under our senior secured credit facility and have approximately $8.6 million in letters of credit outstanding. We could borrow some or all of the remaining permitted amount in the future. The amount we have available to borrow under this facility depends upon our borrowing base, which in turn depends on the value of our existing library of films and television programs, as well as accounts receivable and cash held in collateral accounts.

If new debt is added to our and our subsidiaries' existing high debt levels, this has the potential to magnify the risks discussed above relating to our ability to service our indebtedness and the potential adverse impact our high level of indebtedness could have on us.

New regulations related to “conflict minerals” may force us to incur additional expenses, may make our supply chain more complex and may result in damage to our reputation with customers.

On August 22, 2012, under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, the SEC adopted new requirements for companies that use certain minerals and metals, known as conflict minerals, in their products, whether or not these products are manufactured by third parties. These requirements will require companies to diligence, disclose and report whether or not such minerals originate from the Democratic Republic of Congo and adjoining countries. We will have to diligence whether such minerals are used in the manufacture of our products. However, the implementation of these new requirements could adversely affect the sourcing, availability and pricing of such minerals if they are found to be used in the manufacture of our products. In addition, we will incur additional costs to comply with the disclosure requirements, including costs related to determining the source of any of the relevant minerals and metals used in our products. Since our supply chain is complex, we may not be able to sufficiently verify the origins for these minerals and metals used in our products through the due diligence procedures that we implement, which may harm our reputation. In such event, we may also face difficulties in satisfying customers who require that all of the components of our products are certified as conflict mineral free. The first report is due on May 31, 2014 for the 2013 calendar year. However, in October 2012, the U.S. Chamber of Commerce, the National Association of Manufacturers and the Business Roundtable filed a petition challenging the adoption of the rules by the SEC. It is presently unclear if this challenge will delay the effectiveness of the rule.

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

There were no purchases of shares of our common stock by us during the three months ended September 30, 2012.

Item 3. Defaults Upon Senior Securities.
None

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.
None

Item 6. Exhibits.

Exhibit
Number	Description of Documents
3.1(1)	Articles
3.2(2)	Notice of Articles
3.3(3)	Vertical Short Form Amalgamation Application
3.4(3)	Certificate of Amalgamation
4.1(4)
Supplemental Indenture dated October 15, 2012 among Lions Gate Entertainment Inc., Lions Gate Entertainment Corp., the subsidiary guarantors named therein and U.S. Bank National Association, as trustee

10.91*
Third Amended and Restated Credit, Security, Guaranty and Pledge Agreement dated September 27, 2012 with JPMorgan Chase Bank, N.A., as administrative agent and issuing bank, J.P. Morgan Securities LLC, Barclays Bank PLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Royal Bank of Canada, as co-syndication agents, joint bookrunners and joint lead arrangers, Wells Fargo Bank, National Association, as co-syndication agent, SunTrust Bank and Union Bank, N.A., as co-documentation agents, and the other guarantors and lenders that are parties thereto

31.1	Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certification of CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002
101(5)
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Shareholder's Equity, (iv) the Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements

__________________________

(1)	Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2005 as filed on June 29, 2005.

(2)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2010 as filed on February 9, 2011.

(3)	Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2007 as filed on May 30, 2007.

(4)	Incorporated by reference to the Company's Current Report on Form 8-K as filed on October 15, 2012

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

*	Filed herewith. Confidential treatment has been requested for portions of this exhibit. Portions of this document have been omitted and submitted separately to the Securities and Exchange Commission
______________________________

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIONS GATE ENTERTAINMENT CORP.
	By:	/s/ James Keegan
		Name:	James Keegan
DATE: November 8, 2012		Title:	Duly Authorized Officer and Chief Financial Officer