Form 10-Q
period 2012-12-31
LIONS GATE ENTERTAINMENT CORP /CN/
filed 2013-02-11
CIK 929351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________
Form 10-Q
___________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012
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

Large accelerated filer ☐	Accelerated filer ☑	Non accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at February 1, 2013
Common Shares, no par value per share	135,186,432 shares

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2012	March 31, 2012
	(Amounts in thousands, except share amounts)
ASSETS
Cash and cash equivalents	$48,188	$64,298
Restricted cash	16,581	11,936
Accounts receivable, net of reserves for returns and allowances of $94,449 (March 31, 2012 - $93,860) and provision for doubtful accounts of $5,582 (March 31, 2012 - $4,551)	656,862	784,530
Investment in films and television programs, net	1,367,302	1,329,053
Property and equipment, net	9,092	9,772
Equity method investments	169,094	171,262
Goodwill	323,328	326,633
Other assets	82,279	90,511
Total assets	$2,672,726	$2,787,995
LIABILITIES
Senior revolving credit facility	$446,474	$99,750
Senior secured second-priority notes	432,076	431,510
Term loan	—	477,514
Accounts payable and accrued liabilities	329,104	371,092
Participations and residuals	404,309	420,325
Film obligations and production loans	487,898	561,150
Convertible senior subordinated notes and other financing obligations	85,958	108,276
Deferred revenue	294,418	228,593
Total liabilities	2,480,237	2,698,210
Commitments and contingencies
SHAREHOLDERS’ EQUITY
Common shares, no par value, 500,000,000 shares authorized, 135,164,345 and 143,980,754 shares issued at December 31, 2012 and March 31, 2012, respectively	667,255	712,623
Accumulated deficit	(472,880)	(542,039)
Accumulated other comprehensive loss	(1,886)	(3,711)
	192,489	166,873
Treasury shares, no par value, 11,040,493 shares at March 31, 2012	—	(77,088)
Total shareholders’ equity	192,489	89,785
Total liabilities and shareholders’ equity	$2,672,726	$2,787,995
See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
		As adjusted (Note 1)		As adjusted (Note 1)
	(Amounts in thousands, except per share amounts)
Revenues	$743,645	$323,026	$1,922,433	$942,366
Expenses:
Direct operating	402,334	201,957	971,382	547,659
Distribution and marketing	210,053	72,806	625,204	279,194
General and administration	46,900	35,801	143,274	93,151
Gain on sale of asset disposal group	—	—	—	(10,967)
Depreciation and amortization	2,020	688	6,240	2,603
Total expenses	661,307	311,252	1,746,100	911,640
Operating income	82,338	11,774	176,333	30,726
Other expenses (income):
Interest expense
Contractual cash based interest	18,166	14,468	59,802	40,343
Amortization of debt discount (premium) and deferred financing costs	4,608	2,767	13,747	10,796
Total interest expense	22,774	17,235	73,549	51,139
Interest and other income	(1,079)	(490)	(3,058)	(1,860)
Loss on extinguishment of debt	14,652	—	23,811	967
Total other expenses, net	36,347	16,745	94,302	50,246
Income (loss) before equity interests and income taxes	45,991	(4,971)	82,031	(19,520)
Equity interests income (loss)	(3,512)	4,156	(1,902)	6,005
Income (loss) before income taxes	42,479	(815)	80,129	(13,515)
Income tax provision	4,649	585	10,970	2,857
Net income (loss)	$37,830	$(1,400)	$69,159	$(16,372)
Basic Net Income (Loss) Per Common Share	$0.28	$(0.01)	$0.52	$(0.12)
Diluted Net Income (Loss) Per Common Share	$0.27	$(0.01)	$0.51	$(0.12)
Weighted average number of common shares outstanding:
Basic	135,030	126,451	134,222	132,389
Diluted	149,807	126,451	136,735	132,389
See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
		As adjusted (Note 1)		As adjusted (Note 1)
	(Amounts in thousands)
Net income (loss)	$37,830	$(1,400)	$69,159	$(16,372)
Foreign currency translation adjustments	657	106	1,735	(4,253)
Net unrealized gain (loss) on foreign exchange contracts	107	(188)	90	474
Comprehensive income (loss)	$38,594	$(1,482)	$70,984	$(20,151)

See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Shares		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Shares
	Number	Amount			Number	Amount	Total
	(Amounts in thousands, except share amounts)
Balance at March 31, 2012	143,980,754	$712,623	$(542,039)	$(3,711)	11,040,493	$(77,088)	$89,785
Exercise of stock options	310,000	2,897	—	—	—	—	2,897
Stock based compensation, net of withholding tax obligations of $4,939	651,800	11,734	—	—	—	—	11,734
Conversion of February 2005 3.625% and April 2009 3.625% Notes, net of reacquisition of the equity component	1,230,494	16,627	—	—	—	—	16,627
Issuance of common shares to directors for services	31,790	462	—	—	—	—	462
Retirement of treasury shares, no par value	(11,040,493)	(77,088)	—	—	(11,040,493)	77,088	—
Net income	—	—	69,159	—	—	—	69,159
Foreign currency translation adjustments	—	—	—	1,735	—	—	1,735
Net unrealized gain on foreign exchange contracts	—	—	—	90	—	—	90
Balance at December 31, 2012	135,164,345	$667,255	$(472,880)	$(1,886)	—	$—	$192,489
See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended	Nine Months Ended
	December 31, 2012	December 31, 2011
		As adjusted (Note 1)
	(Amounts in thousands)
Operating Activities:
Net income (loss)	$69,159	$(16,372)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation of property and equipment	2,268	2,383
Amortization of intangible assets	3,972	220
Amortization of films and television programs	658,875	355,211
Amortization of debt discount (premium) and deferred financing costs	13,747	10,796
Non-cash stock-based compensation	16,884	7,599
Gain on sale of asset disposal group	—	(10,967)
Loss on extinguishment of debt	23,811	967
Equity interests (income) loss	1,902	(6,005)
Changes in operating assets and liabilities:
Restricted cash	8,124	17,993
Accounts receivable, net	128,317	(56,928)
Investment in films and television programs	(703,875)	(551,806)
Other assets	(7,950)	1,698
Accounts payable and accrued liabilities	(38,991)	(51,767)
Participations and residuals	(12,583)	(15,841)
Film obligations	(13,706)	52,391
Deferred revenue	68,305	48,576
Net Cash Flows Provided By (Used In) Operating Activities	218,259	(211,852)
Investing Activities:
Purchases of investments	(2,022)	—
Proceeds from the sale of investments	6,354	—
Proceeds from the sale of asset disposal group, net of transaction costs and cash disposed of $3,943	—	9,119
Investment in equity method investees	—	(1,030)
Increase in loans receivable	—	(1,500)
Repayment of loans receivable	4,274	—
Purchases of property and equipment	(2,086)	(1,549)
Net Cash Flows Provided By Investing Activities	6,520	5,040
Financing Activities:
Exercise of stock options	2,897	151
Tax withholding required on equity awards	(4,939)	(2,630)
Repurchase of common shares	—	(77,088)
Senior revolving credit facility - borrowings	1,104,924	263,650
Senior revolving credit facility - repayments	(758,200)	(238,900)
Senior revolving credit facility - deferred financing costs	(15,804)	—
Individual production loans - borrowings	259,130	198,148
Individual production loans - repayments	(282,548)	(133,998)
Film credit facility - borrowings	3,994	43,714
Film credit facility - repayments	(39,055)	(23,518)
Pennsylvania Regional Center credit facility - repayments	(500)	—
Change in restricted cash collateral associated with financing activities	(12,769)	—
Term Loan - repayments	(484,664)	—
Senior secured second-priority notes - consent fee	(3,270)	—
Senior secured second-priority notes - borrowings, net of deferred financing costs	—	201,955
Senior secured second-priority notes - repurchases	—	(9,852)
Convertible senior subordinated notes - repurchases	(7,639)	(46,059)
Other financing obligations - repayments	(3,710)	—
Net Cash Flows Provided By (Used In) Financing Activities	(242,153)	175,573
Net Change In Cash And Cash Equivalents	(17,374)	(31,239)
Foreign Exchange Effects on Cash	1,264	(2,329)
Cash and Cash Equivalents - Beginning Of Period	64,298	86,419
Cash and Cash Equivalents - End Of Period	$48,188	$52,851
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
The unaudited condensed consolidated financial statements have been prepared in accordance with United States (the “U.S.”) accounting principles generally accepted (“GAAP”) for interim financial information and the instructions to quarterly report on Form 10-Q under the Exchange Act, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these unaudited condensed consolidated financial statements. Operating results for the three and nine months ended December 31, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2013. The balance sheet at March 31, 2012 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read together with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K and Amendment No. 1 to the Form 10-K for the fiscal year ended March 31, 2012 (collectively "Form 10-K").
Adjustments to prior period for elimination of lag in reporting of EPIX
As a result of the elimination of a one quarter lag in recording the Company's share of Studio 3 Partners, LLC's ("EPIX") results (discussed in Note 7 to the consolidated financial statements as included in the Company's Form 10-K) for the year ended March 31, 2012, prior year amounts presented for fiscal 2012 have been adjusted from amounts previously reported.
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
Recent Accounting Pronouncements
In October 2012, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2012-07, "Entertainment - Films (Topic 926): Accounting for Fair Value Information That Arises after the Measurement date and Its Inclusion in the Impairment Analysis of Unamortized Film Costs." ASU No. 2012-07 eliminates the rebuttable presumption that the condition leading to the write-off of unamortized film costs existing after the balance sheet date also existed as of the balance sheet date. In addition, in performing the impairment test, an entity is no longer required to incorporate the effects of changes in estimates resulting from evidence arising subsequent to the balance sheet date if the information would not have been considered by market participants at the balance sheet date. This guidance was effective for the Company's impairment assessments performed on or after December 15, 2012.
As a result of the Company's adoption of ASU No. 2012-07 on December 15, 2012, no write-downs of unamortized film costs were recorded as of December 31, 2012 for films released after that date because information leading to a fair value measurement resulting in an impairment of film cost would not have been available to a market participant at the balance sheet date. Under the previous accounting rules, the Company would have recorded a write-down of approximately $22.8 million

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

related to one film released subsequent to the balance sheet date and net income, basic net income per share, and diluted net income per share would have been $15.1 million, $0.11 per share, and $0.11 per share, respectively, for the three months ended December 31, 2012 and $46.4 million, $0.35 per share, and $0.34 per share, respectively, for the nine months ended December 31, 2012.

2. Investment in Films and Television Programs

	December 31, 2012	March 31, 2012
	(Amounts in thousands)
Motion Picture Segment - Theatrical and Non-Theatrical Films
Released, net of accumulated amortization	$545,694	$557,003
Acquired libraries, net of accumulated amortization	21,333	29,320
Completed and not released	163,932	53,258
In progress	319,445	512,712
In development	25,981	19,399
Product inventory	35,610	31,000
	1,111,995	1,202,692
Television Segment - Direct-to-Television Programs
Released, net of accumulated amortization	114,006	93,499
In progress	137,095	30,781
In development	4,206	2,081
	255,307	126,361
	$1,367,302	$1,329,053
The following table sets forth acquired libraries that represent titles released three years prior to the date of acquisition. These libraries are being amortized over their expected revenue stream from the acquisition date over a period up to 20 years:

		Total Amortization Period	Remaining Amortization Period	Unamortized Costs
Acquired Library	Acquisition Date			December 31, 2012	March 31, 2012
		(In years)		(Amounts in thousands)
Trimark Holdings	October 2000	20.00	7.75	$944	$1,660
Artisan Entertainment	December 2003	20.00	11.00	17,699	22,112
Lionsgate UK	October 2005	20.00	12.75	488	532
Summit Entertainment	January 2012	20.00	19.00	2,202	5,016
Total acquired libraries				$21,333	$29,320
The Company expects approximately 46% of completed films and television programs, net of accumulated amortization, will be amortized during the one-year period ending December 31, 2013. Additionally, the Company expects approximately 81% of completed and released films and television programs, net of accumulated amortization and excluding acquired libraries, will be amortized during the three-year period ending December 31, 2015.

3. Equity Method Investments
The carrying amount of significant equity method investments at December 31, 2012 and March 31, 2012 were as follows:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2012
Equity Method Investee	Ownership Percentage	December 31, 2012	March 31, 2012
		(Amounts in thousands)
Horror Entertainment, LLC (“FEARnet”)	34.5%	$3,301	$2,880
NextPoint, Inc. (“Break Media”)	42.0%	5,516	8,477
Roadside Attractions, LLC (“Roadside”)	43.0%	3,373	3,118
Studio 3 Partners, LLC (“EPIX”)	31.2%	63,135	50,381
TV Guide Network	51.0%	93,769	106,406
		$169,094	$171,262
Equity interests in equity method investments in the consolidated statements of operations represent the Company's portion of the income or loss of its equity method investees based on its percentage ownership and the elimination of profits on sales to equity method investees. Equity interests in equity method investments for the three and nine months ended December 31, 2012, and 2011 were as follows (income (loss)):

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
Equity Method Investee	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
		As adjusted		As adjusted
	(Amounts in thousands)
Horror Entertainment, LLC (“FEARnet”)	$367	$175	$421	$183
NextPoint, Inc. (“Break Media”)	(478)	(1,007)	(2,961)	(2,983)
Roadside Attractions, LLC (“Roadside”)	435	213	522	420
Studio 3 Partners, LLC (“EPIX”)	641	7,659	12,753	15,874
TV Guide Network	(4,477)	(2,139)	(12,637)	(5,379)
Tiger Gate Entertainment Limited (“Tiger Gate”)	—	(745)	—	(2,110)
	$(3,512)	$4,156	$(1,902)	$6,005
Horror Entertainment, LLC. Horror Entertainment, LLC (“FEARnet”), is a multiplatform programming and content service provider of horror genre films operating under the branding of “FEARnet.” The Company licenses content to FEARnet for video-on-demand and broadband exhibition. The Company is recording its share of the FEARnet results on a one quarter lag and, accordingly, during the three and nine months ended December 31, 2012, the Company recorded its share of the income generated by FEARnet for the three and nine months ended September 30, 2012.
NextPoint, Inc. NextPoint, Inc. (“Break Media”), is an online home entertainment service provider operating under the branding of “Break Media.” The Company is recording its share of the Break Media results on a one quarter lag and, accordingly, during the three and nine months ended December 31, 2012, the Company recorded its share of losses incurred by Break Media for the three and nine months ended September 30, 2012.
Roadside Attractions, LLC. Roadside Attractions, LLC (“Roadside”), is an independent theatrical releasing company. The Company is recording its share of the Roadside results on a one quarter lag and, accordingly, during the three and nine months ended December 31, 2012, the Company recorded its share of the income generated by Roadside for the three and nine months ended September 30, 2012.
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
Transactions with EPIX:
The Company licenses certain of its theatrical releases and other films and television programs to EPIX. A portion of the profits of these licenses reflecting the Company’s ownership share in the venture are eliminated through an adjustment to the

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

equity interest income (loss) of the venture. These profits are recognized as they are realized by EPIX through the amortization of the related asset, recorded on EPIX's balance sheet, over the license period. The table below sets forth the revenues and gross profits recognized by the Company and the calculation of the amounts eliminated in the equity interest line item on the statement of operations:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
	(Amounts in thousands)
Revenue recognized on sales to EPIX	$29,277	$9,725	$52,049	$59,600

Gross profit on sales to EPIX	$19,166	$4,564	$28,335	$36,461
Ownership interest in EPIX	31.15%	31.15%	31.15%	31.15%
Elimination of the Company's share of profits on sales to EPIX	$5,970	$1,422	$8,826	$11,358
EPIX Financial Information:
The following table presents summarized balance sheet data as of December 31, 2012 and March 31, 2012 for EPIX:

	December 31, 2012	March 31, 2012
	(Amounts in thousands)
Current assets	$214,298	$196,903
Non-current assets	$166,207	$140,532
Current liabilities	$132,475	$140,684
Non-current liabilities	$4,366	$4,723
The following table presents the summarized statement of operations for the three and nine months ended December 31, 2012 and 2011 for EPIX and a reconciliation of the net income reported by EPIX to equity interest income recorded by the Company:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
	(Amounts in thousands)
Revenues	$83,179	$79,739	$253,785	$238,600
Expenses:
Operating expenses	60,519	56,152	184,211	173,019
Selling, general and administrative expenses	5,700	5,496	17,941	17,194
Operating income	16,960	18,091	51,633	48,387
Interest income	2	—	2	6
Net income	$16,962	$18,091	$51,635	$48,393
Reconciliation of net income reported by EPIX to equity interest income:
Net income reported by EPIX	$16,962	$18,091	$51,635	$48,393
Ownership interest in EPIX	31.15%	31.15%	31.15%	31.15%
The Company's share of net income	5,284	5,635	16,084	15,074
Eliminations of the Company’s share of profits on sales to EPIX (1)	(5,970)	(1,422)	(8,826)	(11,358)
Realization of the Company’s share of profits on sales to EPIX (2)	1,327	3,446	5,495	12,158
Total equity interest income recorded	$641	$7,659	$12,753	$15,874
__________________

(1)
Represents the elimination of the gross profit recognized by the Company on sales to EPIX in proportion to the Company's ownership interest in EPIX. The amount of intra-entity profit is calculated as the total gross profit recognized on a title by title basis multiplied by the Company's percentage ownership of EPIX. The table above in the Transactions with EPIX section shows the calculation of the profit eliminated.

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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Transactions with TV Guide Network:

The Company licenses certain films and/or television programs to TV Guide Network. A portion of the profits of these licenses reflecting the Company’s ownership share in the venture are eliminated through an adjustment to the equity interest loss of the venture. These profits are recognized as they are realized by TV Guide Network through the amortization of the related asset, recorded on TV Guide Network's balance sheet, over the license period. The table below sets forth the revenues and gross profits recognized by the Company and the calculation of the amounts eliminated in the equity interest line item on the statement of operations:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
	(Amounts in thousands)
Revenue recognized on sales to TV Guide Network	$—	$—	$2,925	$2,925

Gross profit (loss) on sales to TV Guide Network	$—	$(66)	$614	$880
Ownership interest in TV Guide Network	51%	51%	51%	51%
Elimination of the Company's share of profit (loss) on sales to TV Guide Network	$—	$(34)	$313	$449

TV Guide Network Financial Information:
The following table presents summarized balance sheet data as of December 31, 2012 and March 31, 2012 for TV Guide Network:

	December 31, 2012	March 31, 2012
	(Amounts in thousands)
Current assets	$27,060	$41,548
Non-current assets	$216,161	$236,855
Current liabilities	$27,850	$30,979
Non-current liabilities	$27,947	$33,407
Redeemable preferred stock	$255,525	$230,412

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the summarized statement of operations for the three and nine months ended December 31, 2012 and 2011 for TV Guide Network and a reconciliation of the net loss reported by TV Guide Network to equity interest loss recorded by the Company:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
	(Amounts in thousands)
Revenues	$21,046	$25,359	$63,041	$76,207
Expenses:
Cost of services	15,462	14,866	42,296	36,283
Selling, marketing, and general and administration	9,364	11,477	34,784	40,112
Depreciation and amortization	6,210	2,865	11,540	8,741
Operating loss	(9,990)	(3,849)	(25,579)	(8,929)
Interest expense, net	395	472	1,264	1,382
Accretion of redeemable preferred stock units (1)	8,661	7,545	25,113	21,877
Total interest expense, net	9,056	8,017	26,377	23,259
Net loss	$(19,046)	$(11,866)	$(51,956)	$(32,188)
Reconciliation of net loss reported by TV Guide Network to equity interest loss:
Net loss reported by TV Guide Network	$(19,046)	$(11,866)	$(51,956)	$(32,188)
Ownership interest in TV Guide Network	51%	51%	51%	51%
The Company's share of net loss	(9,713)	(6,052)	(26,498)	(16,416)
Accretion of dividend and interest income on redeemable preferred stock units (1)	4,417	3,848	12,808	11,157
Eliminations of the Company’s share of profit on sales to TV Guide Network (2)	—	34	(313)	(449)
Realization of the Company’s share of profits on sales to TV Guide Network (3)	819	31	1,366	329
Total equity interest loss recorded	$(4,477)	$(2,139)	$(12,637)	$(5,379)
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

(2)
Represents the elimination of the gross profit recognized by the Company on sales to TV Guide Network in proportion to the Company's ownership interest in TV Guide Network. The amount of intra-entity profit is calculated as the total gross profit recognized on a title by title basis multiplied by the Company's percentage ownership of TV Guide Network. The table above in the Transactions with TV Guide Network section shows the calculation of the profit eliminated.

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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4. Other Assets
The composition of the Company’s other assets is as follows as of December 31, 2012 and March 31, 2012:

	December 31, 2012	March 31, 2012
	(Amounts in thousands)
Deferred financing costs, net of accumulated amortization	$35,226	$39,130
Loans receivable	22,216	24,767
Prepaid expenses and other	16,832	14,637
Finite-lived intangible assets	8,005	11,977
	$82,279	$90,511
Deferred Financing Costs. Deferred financing costs primarily include costs incurred in connection with (1) the amended and restated senior revolving credit facility, (2) the issuance of the Senior Secured Second-Priority Notes, and (3) the issuance of the April 2009 3.625% Notes and the January 2012 4.00% Notes (see Note 5) that are deferred and amortized to interest expense using the effective interest method. At March 31, 2012, deferred financing costs also included costs incurred in connection with the Term Loan associated with the acquisition of Summit that were subsequently written off due to the termination and payoff of all amounts outstanding under the Term Loan during the quarter ended December 31, 2012 (see Note 5).
Loans Receivable. The following table sets forth the Company’s loans receivable at December 31, 2012 and March 31, 2012:

	Interest Rate	December 31, 2012	March 31, 2012
	(Amounts in thousands)
Third-party producer	3.0%	$4,625	$9,049
NextPoint, Inc. (“Break Media”)	5.31% - 20.0%	17,591	15,718
		$22,216	$24,767

Prepaid Expenses and Other. Prepaid expenses and other primarily include prepaid expenses and security deposits.
Finite-lived Intangible Assets. Finite-lived intangibles consist primarily of sales agency relationships and trademarks. The composition of the Company's finite-lived intangible assets and the associated accumulated amortization is as follows as of December 31, 2012 and March 31, 2012:

			December 31, 2012			March 31, 2012
	Weighted Average Remaining Life	Range of Remaining Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in years)		(Amounts in thousands)
Finite-lived intangible assets:
Trademarks	4	4	$8,200	$3,495	$4,705	$8,200	$1,623	$6,577
Sales agency relationships	4	4	6,200	2,900	3,300	6,200	800	5,400
			$14,400	$6,395	$8,005	$14,400	$2,423	$11,977

The aggregate amount of amortization expense associated with the Company's intangible assets for the three and nine months ended December 31, 2012 was approximately $1.3 million and $4.0 million, respectively (2011 - $0.1 million and $0.2 million, respectively). The estimated aggregate amortization expense for each of the years ending March 31, 2013 through 2017 is approximately $1.3 million, $3.7 million, $1.8 million, $0.8 million, and $0.4 million, respectively.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5. Corporate Debt

The total carrying values of corporate debt of the Company, excluding film obligations and production loans, were as follows as of December 31, 2012 and March 31, 2012:

	December 31, 2012	March 31, 2012
	(Amounts in thousands)
Senior revolving credit facility	$446,474	$99,750
Senior secured second-priority notes	432,076	431,510
Term loan	—	477,514
Convertible senior subordinated notes	85,958	104,498
Other financing obligations	—	3,778
	$964,508	$1,117,050
The following table sets forth future annual contractual principal payment commitments under corporate debt as of December 31, 2012:

	Maturity Date or	Year Ended March 31,
Debt Type	Next Holder Redemption Date (1)	2013	2014	2015	2016	2017	Thereafter	Total
		(Amounts in thousands)
Senior revolving credit facility	May 2016 (2)	$—	$—	$—	$—	$446,474	$—	$446,474
Senior secured second-priority notes	November 2016	—	—	—	—	436,000	—	436,000
Principal amounts of convertible senior subordinated notes:
October 2004 2.9375% Notes (conversion price of $11.50 per share)	October 2014	—	—	348	—	—	—	348
April 2009 3.625% Notes (conversion price of $8.25 per share)	March 2015	—	—	65,574	—	—	—	65,574
January 2012 4.00% Notes (conversion price of $10.50 per share)	January 2017	—	—	—	—	45,000	—	45,000
		$—	$—	$65,922	$—	$927,474	$—	993,396
Less aggregate unamortized (discount) premium, net								(28,888)
								$964,508
(1) The future repayment dates of the convertible senior subordinated notes represent the next redemption date by holders for each series of notes respectively, as described below.
(2) Amended and restated senior revolving credit facility expires the earlier of (i) September 27, 2017 or (ii) six (6) months prior to the maturity of the senior secured second-priority notes.

Senior Revolving Credit Facility
On September 27, 2012, the Company amended and restated its senior revolving credit facility. The amended and restated senior revolving credit facility provides for borrowings up to $800 million, subject to a borrowing base and other restrictions. The amended credit agreement amends and restates the previous $340 million senior revolving credit facility.
The indenture governing the Company's senior secured second-priority notes previously restricted the Company from borrowing in excess of $340 million under the Company's credit facility, unless certain financial ratios were met, however on October 15, 2012, the Company entered into a supplemental indenture to amend the indenture governing the Company's senior secured second-priority notes. The supplemental indenture amends the previous indenture to, among other things, enable the Company to incur additional secured indebtedness under the amended and restated senior revolving credit facility, in an

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

aggregate principal amount not to exceed $650 million (an increase from the $340 million limit previously specified in the indenture).
Outstanding Amount. At December 31, 2012, the Company had borrowings of $446.5 million outstanding (March 31, 2012 — $99.8 million).
Availability of Funds. At December 31, 2012, there was $194.9 million available (March 31, 2012 — $230.2 million). The senior revolving credit facility provides for borrowings and letters of credit up to an aggregate of $800 million, however, due to restrictions in the Company's senior secured second-priority notes indenture as discussed above, the maximum borrowing capacity was amended to limit the borrowings up to $650 million, unless certain financial ratios were met. The availability of funds is also limited by a borrowing base and reduced by outstanding letters of credit which amounted to $8.6 million at December 31, 2012 (March 31, 2012 — $10.0 million).
Maturity Date. The senior revolving credit facility expires the earlier of (i) September 27, 2017 or (ii) six (6) months prior to the maturity of the Company’s senior secured second-priority notes.
Interest. Interest is payable at an alternative base rate, as defined, plus 1.5%, or LIBOR plus 2.5% as designated by the Company. As of December 31, 2012, the senior revolving credit facility bore interest of 2.5% over the LIBOR rate (effective interest rate of 2.71% and 2.74% on borrowings outstanding as of December 31, 2012 and March 31, 2012, respectively).
Commitment Fee. The Company is required to pay a quarterly commitment fee of 0.375% to 0.5% per annum, depending on the average balance of borrowings outstanding during the period, on the total senior revolving credit facility of $800 million less the amount drawn.
Security. Obligations under the senior revolving credit facility are secured by collateral (as defined in the credit agreement) granted by the Company and certain subsidiaries of the Company, as well as a pledge of equity interests in certain of the Company’s subsidiaries.
Covenants. The senior revolving credit facility contains a number of affirmative and negative covenants that, among other things, require the Company to satisfy certain financial covenants and restrict the ability of the Company to incur additional debt, pay dividends and make distributions, make certain investments and acquisitions, repurchase its stock and prepay certain indebtedness, create liens, enter into agreements with affiliates, modify the nature of its business, enter into sale-leaseback transactions, transfer and sell material assets and merge or consolidate. As of December 31, 2012, the Company was in compliance with all applicable covenants.

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
On May 13, 2011, LGEI issued approximately $200.0 million aggregate principal amount of additional senior secured second-priority notes due 2016 (the “May 2011 Senior Notes,” and collectively with the October 2009 Senior Notes, the “Senior Notes”) in a private offering conducted pursuant to Rule 144A and Regulation S under the Securities Act. The May 2011 Senior Notes have the same terms as the October 2009 Senior Notes, except for the issue date, issue price and first interest payment.
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
Outstanding Amount. The outstanding amount is set forth in the table below:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2012	March 31, 2012
	(Amounts in thousands)
Principal amount of Senior Secured Second-Priority Notes	$436,000	$436,000
Unamortized aggregate premium/ (discount), net	(3,924)	(4,490)
Net carrying amount of Senior Secured Second-Priority Notes	$432,076	$431,510

Maturity Date. The Senior Notes are due November 1, 2016.
Original Issue Discount/Premium. The October 2009 Senior Notes were issued by LGEI at an initial price of 95.222% (original issue discount — 4.778%) of the principal amount. The May 2011 Senior Notes were issued by LGEI at an initial price of 102.219% (original issue premium — 2.219%) of the principal amount. The original issue discount/premium and deferred financing costs are being amortized through November 1, 2016 using the effective interest method. As of December 31, 2012, the remaining amortization period was 3.8 years.
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

Covenants. The Senior Notes contain certain restrictions and covenants that, subject to certain exceptions, limit the Company’s ability to incur additional indebtedness, pay dividends or repurchase the Company’s common shares, make certain loans or investments, and sell or otherwise dispose of certain assets subject to certain conditions, among other limitations. As of December 31, 2012, the Company was in compliance with all applicable covenants.

Term Loan
In connection with the acquisition of Summit (see Note 9), the Company entered into a new $500.0 million principal amount term loan agreement (the "Term Loan") and received net proceeds of $476.2 million, after original issue discount and offering fees and expenses. The net proceeds were used in connection with the acquisition of Summit to pay off Summit's existing term loan.

During the three months ended June 30, 2012 , the Company made voluntary early repayments of the Term Loan of approximately $163.3 million, in addition to required repayments of $22.2 million. As a result, the Company wrote off a proportionate amount of the related unamortized deferred financing costs and debt discount in the aggregate of $8.2 million, which is included in loss on extinguishment of debt in the consolidated statements of operations.

On October 18, 2012, the Company terminated and paid off all amounts outstanding under the Term Loan of $299.2 million, as well as all accrued but unpaid interest. As a result, during the three months ended December 31, 2012, the Company wrote off a proportionate amount of the related unamortized deferred financing costs and debt discount of $14.6 million, which is included in loss on extinguishment of debt in the consolidated statements of operations.

Additionally, the Company has arranged for Summit and certain of its affiliates to become guarantors of the Company's senior credit facility and the Company's Senior Notes due 2016, and pledge their assets in support of such guaranties, in accordance with their respective terms.

Outstanding Amount. The outstanding amount of the Term Loan is set forth in the table below:

	December 31, 2012	March 31, 2012
	(Amounts in thousands)
Principal amount	$—	$484,664
Unamortized discount	—	(7,150)
Net carrying amount	$—	$477,514

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Maturity Date. The Term Loan was to mature on September 7, 2016. The Term Loan was repayable in quarterly installments equal to $13.75 million, with the balance payable on the final maturity date.
Interest. Interest was based on a base rate, as defined, or the LIBOR rate (subject to a LIBOR floor of 1.25%), in either case, plus an applicable margin of 4.50% in the case of base rate loans and 5.50% in the case of LIBOR loans.
Security. The Term Loan was secured by collateral of the Summit assets.
Covenants. The Term Loan contained a number of affirmative and negative covenants that, among other things, required Summit to satisfy certain financial covenants.

Convertible Senior Subordinated Notes
Outstanding Amount. The following table sets forth the convertible senior subordinated notes outstanding at December 31, 2012 and March 31, 2012:

	December 31, 2012			March 31, 2012
	Principal	Unamortized Discount	Net Carrying Amount	Principal	Unamortized Discount	Net Carrying Amount
	(Amounts in thousands)
Convertible Senior Subordinated Notes
October 2004 2.9375% Notes (conversion price of $11.50 per share)	$348	$—	$348	$348	$—	$348
February 2005 3.625% Notes (conversion price of $14.28 per share)	—	—	—	23,464	—	23,464
April 2009 3.625% Notes (conversion price of $8.25 per share)	65,574	(16,440)	49,134	66,581	(21,119)	45,462
January 2012 4.00% Notes (conversion price of $10.50 per share)	45,000	(8,524)	36,476	45,000	(9,776)	35,224
	$110,922	$(24,964)	$85,958	$135,393	$(30,895)	$104,498

Interest Expense. The effective interest rate on the liability component and the amount of interest expense, which includes both the contractual interest coupon and amortization of the discount on the liability component, for the three and nine months ended December 31, 2012 and 2011 are presented below.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
	(Amounts in thousands)
October 2004 2.9375% Convertible Senior Subordinated Notes:
Effective interest rate of liability component (9.65%)
Interest expense
Contractual interest coupon	$5	$33	$10	$497
Amortization of discount on liability component and debt issuance costs	—	47	—	1,147
	5	80	10	1,644
February 2005 3.625% Convertible Senior Subordinated Notes:
Effective interest rate of liability component (10.03%)
Interest expense
Contractual interest coupon	—	213	328	638
Amortization of discount on liability component and debt issuance costs	—	394	6	1,154
	—	607	334	1,792
April 2009 3.625% Convertible Senior Subordinated Notes:
Effective interest rate of liability component (17.26%)
Interest expense
Contractual interest coupon	594	603	1,801	1,810
Amortization of discount on liability component and debt issuance costs	1,559	1,280	4,427	3,693
	2,153	1,883	6,228	5,503
January 2012 4.00% Convertible Senior Subordinated Notes:
Effective interest rate of liability component (9.56%)
Interest expense
Contractual interest coupon	450	—	1,350	—
Amortization of discount on liability component and debt issuance costs	440	—	1,289	—
	890	—	2,639	—
Total
Contractual interest coupon	1,049	849	3,489	2,945
Amortization of discount on liability component and debt issuance costs	1,999	1,721	5,722	5,994
	$3,048	$2,570	$9,211	$8,939

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
Outstanding Amount: As of December 31, 2012, $0.3 million of aggregate principal amount (carrying value —$0.3 million) of the October 2004 2.9375% Notes remains outstanding.
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
Outstanding Amount: As of December 31, 2012, $65.6 million of aggregate principal amount (carrying value — $49.1 million) of the April 2009 3.625% Notes remains outstanding.
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
Outstanding Amount: As of December 31, 2012, $45.0 million of aggregate principal amount (carrying value — $36.5 million) of the January 2012 4.00% Notes remains outstanding.
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

6. Participations and Residuals
The Company expects approximately 68% of accrued participations and residuals will be paid during the one-year period ending December 31, 2013.

7. Film Obligations and Production Loans

	December 31, 2012	March 31, 2012
	(Amounts in thousands)
Film obligations	$84,479	$98,750
Production loans
Individual production loans	329,542	352,960
Pennsylvania Regional Center production loans	65,000	65,500
Film credit facility	8,877	43,940
Total film obligations and production loans	$487,898	$561,150

The following table sets forth future annual repayment of film obligations and production loans as of December 31, 2012:

	Three Months Ended
	March 31,	Year Ended March 31,
	2013	2014	2015	2016	2017	Thereafter	Total
	(Amounts in thousands)
Film obligations	$35,722	$19,440	$16,020	$11,680	$2,000	$3,000	$87,862
Production loans
Individual production loans	33,539	170,612	100,036	25,355	—	—	329,542
Pennsylvania Regional Center production loans	—	65,000	—	—	—	—	65,000
Film credit facility	8,877	—	—	—	—	—	8,877
	$78,138	$255,052	$116,056	$37,035	$2,000	$3,000	491,281
Less imputed interest on film obligations							(3,383)
							$487,898
Film Obligations
Film obligations include minimum guarantees, which represent amounts payable for film rights that the Company has acquired and certain theatrical marketing obligations, which represent amounts received from third parties that are contractually committed for theatrical marketing expenditures associated with specific titles.
Individual Production Loans
Production loans represent individual loans for the production of film and television programs that the Company produces. Individual production loans have contractual repayment dates either at or near the expected completion date, with the exception of certain loans containing repayment dates on a longer term basis. Individual production loans of $314.5 million incur interest at rates ranging from 3.32% to 4.07%, and approximately $15.0 million of production loans are non-interest bearing.
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
Outstanding Amount. At December 31, 2012, the Company had borrowings of $65.0 million (March 31, 2012 — $65.5 million).
Availability of Funds. At December 31, 2012, there were no amounts available under this agreement (March 31, 2012 — nil).
Maturity Date. All amounts borrowed under this loan agreement with the Pennsylvania Regional Center are due April 11, 2013, five years from the date that the Company began to borrow under this agreement.
Interest. Amounts borrowed under the agreement carry an interest rate of 1.5%, which is payable semi-annually.
Security. The loan is secured by a first priority security interest in the Company’s film library pursuant to an intercreditor agreement with the Company’s senior lender under the Company’s senior revolving credit facility. Pursuant to the terms of the Company’s senior revolving credit facility, the Company is required to maintain certain collateral equal to the loans outstanding plus 5% under this facility. Such collateral can consist of cash, cash equivalents or debt securities, including the Company’s convertible senior subordinated notes repurchased. As of December 31, 2012, $59.4 million principal value (fair value — $72.1 million) of the Company’s convertible senior subordinated notes repurchased was held as collateral under the Company’s senior revolving credit facility (March 31, 2012 — $72.8 million principal value, $83.1 million fair value).

Film Credit Facility
On October 6, 2009, the Company entered into a revolving film credit facility agreement, as amended effective December 31, 2009 and June 22, 2010 (the “Film Credit Facility”), which provides for borrowings for the acquisition or production of motion pictures.
Outstanding Amount. At December 31, 2012, the Company had borrowings of $8.9 million (March 31, 2012 — $43.9 million).
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
Interest. As of December 31, 2012, the Film Credit Facility bore interest of 3.25% over the “LIBO” rate (as defined in the credit agreement). The weighted average interest rate on borrowings outstanding as of December 31, 2012 was 3.46% (March 31, 2012 — 3.49%).
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

•
Level 2 — Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 liabilities that are not required to be measured at fair value on a recurring basis include the Company’s convertible senior subordinated notes, individual production loans, Pennsylvania Regional Center Loan, Senior Notes, and Term Loan (outstanding at March 31, 2012 only), which are priced using discounted cash flow techniques that use observable market inputs, such as LIBOR-based yield curves, three- and seven-year swap rates, and credit ratings.

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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the carrying values and fair values of the Company’s investment in TV Guide Network's mandatorily redeemable preferred stock units and outstanding debt at December 31, 2012 and March 31, 2012:

	December 31, 2012		March 31, 2012
	(Amounts in thousands)
	Carrying Value	Fair Value	Carrying Value	Fair Value
		(Level 3)		(Level 3)
Assets:
Investment in TV Guide Network's Mandatorily Redeemable Preferred Stock Units	$93,769	$150,171	$106,406	$145,029

	Carrying Value	Fair Value	Carrying Value	Fair Value
		(Level 2)		(Level 2)
Liabilities:
October 2004 2.9375% convertible senior subordinated notes	$348	$266	$348	$237
February 2005 3.625% convertible senior subordinated notes	—	—	23,464	19,295
April 2009 3.625% convertible senior subordinated notes	49,134	65,925	45,462	59,083
January 2012 4.00% convertible senior subordinated notes	36,476	37,301	35,224	35,619
Individual production loans	329,542	328,918	352,960	351,911
Pennsylvania Regional Center production loans	65,000	64,509	65,500	63,679
Senior secured second-priority notes	432,076	480,036	431,510	479,055
Term Loan	—	—	477,514	480,423
	$912,576	$976,955	$1,431,982	$1,489,302

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
In addition, on the date of the close, Summit's existing term loan of $507.8 million was paid off with cash from Lionsgate and the net proceeds of $476.2 million, after fees and expenses, from a new term loan with a principal amount of $500.0 million, which was to mature on September 7, 2016. On October 18, 2012, the Company terminated and paid off all amounts outstanding under the new term loan, including accrued and unpaid interest (see Note 5).
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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Purchase price consideration:	(Amounts in thousands)
Cash	$361,914
Fair value of 5,837,781 of Lionsgate's shares issued	50,205
Purchase price	412,119

Fair value of contingent consideration (1)	5,900
Required repayment of Summit's existing Term Loan	507,775
Total purchase consideration including debt repayment	$925,794

Allocation of the total purchase consideration (2):
Cash and cash equivalents	$315,932
Restricted cash	5,126
Accounts receivable, net	161,203
Investment in films and television programs, net	627,679
Other assets acquired	7,972
Finite-lived intangible assets:
Sales agency relationships	6,200
Tradenames	6,600
Other liabilities assumed	(295,045)
Fair value of net assets acquired	835,667
Goodwill	90,127
$925,794
____________________________

(1)
During the three months ended December 31, 2012, as a result of the box office performance of certain films it was estimated that the threshold criteria triggering the additional contingent consideration would not be met, and therefore, the fair value of the contingent consideration was adjusted to zero. Accordingly, the liability of $5.9 million was reversed as a benefit to direct operating expense on the consolidated statement of operations.

(2)
Measurement period adjustments include a decrease to investment in films and television programs, net of $7.2 million and a decrease to other liabilities assumed of $10.5 million, resulting in a net increase of $3.3 million of the fair value of net assets acquired and a decrease of $3.3 million to goodwill.

Goodwill of $90.1 million represents the excess of the purchase price over the preliminary estimate of the fair value of the underlying tangible and identifiable intangible assets acquired and liabilities assumed. The acquisition goodwill arises from the opportunity for synergies of the combined companies, strengthening our global distribution infrastructure and building a stronger presence in the entertainment industry allowing for enhanced positioning for motion picture projects and selling opportunities. Although the goodwill will not be amortized for financial reporting purposes, it is anticipated that substantially all of the goodwill will be deductible for federal tax purposes over the statutory period of 15 years.

The following unaudited pro forma condensed consolidated statement of operations presented below illustrates the results of operations of the Company as if the acquisition of Summit, as described above, and the issuance of the $45.0 million January 2012 4.00% Notes issued in connection with the acquisition occurred at the beginning of the prior period presented. The information below is based on the purchase price allocation to the assets and liabilities acquired as shown above. The pro forma amounts below include the historical statement of operations of Summit for the nine months ended September 30, 2011 combined with the Company's statement of operations for the nine months ended December 31, 2011. Additionally, the pro forma results include pro forma adjustments of: (1) additional amortization of film costs of $29.3 million for the nine months ended December 31, 2011 related to the increase to fair value of the films acquired, (2) additional amortization of intangibles of $3.5 million related to the fair value of intangible assets acquired and (3) additional interest expense of $2.6 million related to the issuance of the $45.0 million January 2012 4.00% Notes.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Nine Months Ended
December 31, 2011
(Amounts in thousands, except per share amounts)
Revenues	$1,273,655
Operating income	$35,802
Net loss	$(36,336)
Basic net loss per common share	$(0.26)
Diluted net loss per common share	$(0.26)
Weighted average number of common shares outstanding - Basic	138,227
Weighted average number of common shares outstanding - Diluted	138,227
The unaudited pro forma condensed consolidated statement of operations does not include any adjustments for any restructuring activities, operating efficiencies or cost savings.
In connection with the Summit acquisition, the Company incurred severance charges of $8.7 million, which were included in general and administrative expenses on the consolidated statement of operations for the year ended March 31, 2012 as part of management's plan to integrate and restructure the combined companies. An additional $2.0 million of severance charges were incurred in the nine months ended December 31, 2012 (nil for the three months ended December 31, 2012). As of December 31, 2012, all of the severance costs were paid. All severance costs relate to the Motion Pictures segment.

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
____________________________

(1)
Represents participation liabilities payable to the Company, which were assumed by Alliance and previously eliminated in the consolidated financial statements. The participations payable to Lionsgate represents amounts that Maple owed Lionsgate as of the date of sale from the distribution of Lionsgate's product in Canada pursuant to the distribution agreements. Subsequent to the sale, the amounts due from Alliance are reflected in accounts receivable on the Company's consolidated balance sheets, which will be paid pursuant to the terms of the distribution arrangements.

10. Direct Operating Expenses

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
	(Amounts in thousands)
Amortization of films and television programs	$264,211	$135,997	$658,875	$355,211
Participations and residual expense	136,449	65,665	309,612	192,479
Other expenses:
Provision for doubtful accounts	1,519	336	1,137	15
Foreign exchange losses (gains)	155	(41)	1,758	(46)
	$402,334	$201,957	$971,382	$547,659

11. Net Income (Loss) Per Share
Basic net income (loss) per share is calculated based on the weighted average common shares outstanding for the period. Basic net income (loss) per share for the three and nine months ended December 31, 2012 and 2011 is presented below:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
		As adjusted (Note 1)		As adjusted (Note 1)
	(Amounts in thousands, except per share amounts)
Basic Net Income (Loss) Per Common Share:
Numerator:
Net income (loss)	$37,830	$(1,400)	$69,159	$(16,372)
Denominator:
Weighted average common shares outstanding	135,030	126,451	134,222	132,389
Basic Net Income (Loss) Per Common Share	$0.28	$(0.01)	$0.52	$(0.12)

Diluted net income (loss) per common share reflects the potential dilutive effect, if any, of the conversion of the October 2004 2.9375% Notes, the February 2005 3.625% Notes, the April 2009 3.625% Notes and the January 2012 4.00% Notes under the "if converted" method. Diluted net income (loss) per common share also reflects share purchase options and restricted share units using the treasury stock method when dilutive, and any contingently issuable shares when dilutive. Diluted net income (loss) per common share for the three and nine months ended December 31, 2012 and 2011 is presented below:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
		As adjusted (Note 1)		As adjusted (Note 1)
	(Amounts in thousands, except per share amounts)
Diluted Net Income (Loss) Per Common Share:
Numerator:
Net income (loss)	$37,830	$(1,400)	$69,159	$(16,372)
Add:
Interest on convertible notes, net of tax	2,842	—	318	—
Amortization of deferred financing costs, net of tax	19	—	6	—
Numerator for Diluted Net Income (Loss) Per Common Share	$40,691	$(1,400)	$69,483	$(16,372)

Denominator:
Weighted average common shares outstanding	135,030	126,451	134,222	132,389
Effect of dilutive securities:
Conversion of notes	12,264	—	655	—
Share purchase options	1,743	—	1,117	—
Restricted share units	770	—	741	—
Adjusted weighted average common shares outstanding	149,807	126,451	136,735	132,389
Diluted Net Income (Loss) Per Common Share	$0.27	$(0.01)	$0.51	$(0.12)
`
As of December 31, 2012 and 2011, the outstanding common shares issuable presented below were excluded from diluted net income (loss) per common share because their inclusion would have had an anti-dilutive effect.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2011
(Amounts in thousands)
Anti-dilutive shares issuable under share purchase options and restricted share units
Share purchase options	3,282
Restricted share units	1,278
Contingently issuable restricted share units	315
Total	4,875

In addition, the dilutive effect of the conversion of the Company's convertible senior subordinated notes of 12.3 million shares were excluded from diluted net income per common share for the nine months ended December 31, 2012, and 10.1 million shares and 11.7 million shares were excluded from diluted net loss per common share for the three and nine months ended December 31, 2011, respectively, because their inclusion would have had an anti-dilutive effect.

12. Capital Stock

(a) Common Shares
The Company had 500 million authorized common shares at December 31, 2012 and March 31, 2012. The table below outlines common shares reserved for future issuance:

	December 31, 2012	March 31, 2012
	(Amounts in thousands)
Stock options outstanding, average exercise price $12.94 (March 31, 2012 - $10.20)	5,682	3,157
Restricted share units — unvested	2,240	1,867
Share purchase options and restricted share units available for future issuance	15,010	1,984
Shares issuable upon conversion of October 2004 2.9375% Notes at conversion price of $11.50 per share	30	30
Shares issuable upon conversion of February 2005 3.625% Notes at conversion price of $14.28 per share	—	1,643
Shares issuable upon conversion of April 2009 3.625% Notes at conversion price of $8.25 per share	7,948	8,070
Shares issuable upon conversion of January 2012 4.00% Notes at conversion price of $10.50 per share	4,286	4,286
Shares reserved for future issuance	35,196	21,037

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

(b) Retirement of Treasury Shares

During the three months ended December 31, 2012, the Company retired the 11,040,493 shares held in treasury.

(c) Share-based Compensation

The Company recognized the following share-based compensation expense during the three and nine months ended December 31, 2012, and 2011:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
	(Amounts in thousands)
Compensation Expense:
Stock Options	$1,184	$29	$1,839	$89
Restricted Share Units and Other Share-based Compensation	4,575	2,531	16,203	7,286
Stock Appreciation Rights	3,238	2,185	7,603	2,357
Total	$8,997	$4,745	$25,645	$9,732

There was no income tax benefit recognized in the statements of operations for share-based compensation arrangements during the three and nine months ended December 31, 2012 and 2011.
During the nine months ended December 31, 2012, the Company granted 2,950,796 and 1,383,472 stock options and restricted share units, respectively, at a weighted-average grant-date fair value of $15.48 and $13.62, respectively.
The total intrinsic value of options exercised as of each exercise date during the nine months ended December 31, 2012 and 2011 was $2.1 million and nil, respectively.
Total unrecognized compensation cost related to unvested stock options and restricted share unit awards at December 31, 2012 are $17.3 million and $15.7 million, respectively, and are expected to be recognized over a weighted average period of 3.2 and 1.5 years, respectively.
Stock Appreciation Rights
The Company has the following stock appreciation rights (“SARs”) outstanding as of December 31, 2012:

Grant Date	SARs Outstanding	Vested and Exercisable	Exercise Price	Original Vesting Period (see below)	Expiration Date	Fair Value December 31, 2012	Liability December 31, 2012
							(in thousands)
February 5, 2009	150,000	150,000	$5.45	3 years	February 5, 2014	$10.97	$1,646
April 6, 2009	75,000	75,000	$5.17	4 years	April 6, 2014	$11.26	$844
March 17, 2010	500,000	500,000	$5.95	4 years	March 17, 2015	$10.58	$5,291
January 19, 2012	2,400,000	—	$9.48	3 years	January 19, 2017	$8.32	$6,328
February 9, 2012	350,000	—	$11.01	3 years	February 9, 2017	$7.44	$776

At December 31, 2012, the Company has a stock-based compensation liability accrual in the amount of $14.9 million (March 31, 2012 — $32.4 million) included in accounts payable and accrued liabilities on the consolidated balance sheets relating to these SARs.

During the year ended March 31, 2012, certain individuals exercised 700,000 and 625,000 SARs granted on February 5, 2009 and April 6, 2009, respectively. During the nine months ended December 31, 2012, a certain third-party producer exercised 1,750,000 SARs granted on July 14, 2008 and February 15, 2011.
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
At December 31, 2012, the following assumptions were used in the Black-Scholes option-pricing model:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Grant Date	Risk-Free Interest Rate	Expected Option Lives (in years)	Expected Volatility for Options	Expected Dividend Yield
February 5, 2009	0.2%	1.1 years	45%	—%
April 6, 2009	0.2%	1.3 years	45%	—%
March 17, 2010	0.3%	2.2 years	40%	—%
January 19, 2012	0.5%	4.1 years	38%	—%
February 9, 2012	0.5%	4.1 years	38%	—%

13. Segment Information
Accounting guidance requires the Company to make certain disclosures about each reportable segment. The Company’s reportable segments are determined based on the distinct nature of their operations and each segment is a strategic business unit that offers different products and services and is managed separately. The Company has two reportable business segments as of December 31, 2012: Motion Pictures and Television Production.
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

Segmented information by business unit is as follows:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
	(Amounts in thousands)
Segment revenues
Motion Pictures	$673,579	$233,327	$1,688,086	$644,745
Television Production	70,066	89,699	234,347	297,621
	$743,645	$323,026	$1,922,433	$942,366
Direct operating expenses
Motion Pictures	$337,460	$134,630	$774,467	$329,401
Television Production	64,874	67,327	196,915	218,258
	$402,334	$201,957	$971,382	$547,659
Distribution and marketing
Motion Pictures	$199,902	$63,521	$601,936	$257,986
Television Production	10,151	9,285	23,268	21,208
	$210,053	$72,806	$625,204	$279,194
Segment contribution before general and administration expenses
Motion Pictures	$136,217	$35,176	$311,683	$57,358
Television Production	(4,959)	13,087	14,164	58,155
	$131,258	$48,263	$325,847	$115,513
General and administration
Motion Pictures	$16,339	$10,686	$48,290	$34,332
Television Production	3,212	2,594	8,847	8,289
	$19,551	$13,280	$57,137	$42,621
Segment profit
Motion Pictures	$119,878	$24,490	$263,393	$23,026
Television Production	(8,171)	10,493	5,317	49,866
	$111,707	$34,983	$268,710	$72,892
Acquisition of investment in films and television programs
Motion Pictures	$171,893	$56,240	$436,427	$374,619
Television Production	108,862	62,182	267,448	177,187
	$280,755	$118,422	$703,875	$551,806

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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment profit is defined as segment revenue less segment direct operating, distribution and marketing, and general and administration expenses. The reconciliation of total segment profit to the Company’s income (loss) before income taxes is as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
		As adjusted		As adjusted
	(Amounts in thousands)
Company’s total segment profit (loss)	$111,707	$34,983	$268,710	$72,892
Less:
Shared services and corporate expenses (1)	(27,349)	(22,521)	(86,137)	(50,530)
Depreciation and amortization	(2,020)	(688)	(6,240)	(2,603)
Interest expense	(22,774)	(17,235)	(73,549)	(51,139)
Interest and other income	1,079	490	3,058	1,860
Gain on sale of asset disposal group	—	—	—	10,967
Loss on extinguishment of debt	(14,652)	—	(23,811)	(967)
Equity interests income (loss)	(3,512)	4,156	(1,902)	6,005
Income (loss) before income taxes	$42,479	$(815)	$80,129	$(13,515)

(1)	The following table presents certain charges included in shared services and corporate expenses:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
	(Amounts in thousands)
Share-based compensation expense	$8,997	$4,745	$25,645	$9,732
Shareholder activist matter (1)	—	3,091	—	1,044
Severance and transaction costs related to the acquisition of Summit	—	2,325	2,027	2,325
Other shared services and corporate expenses	18,352	12,360	58,465	37,429
	$27,349	$22,521	$86,137	$50,530

(1)
The nine months ended December 31, 2011 also includes a benefit for charges associated with a shareholder activist matter of $3.9 million related to a negotiated settlement with a vendor of costs incurred and recorded in fiscal year 2011, and insurance recoveries of related litigation offset by other costs.

The following table sets forth significant assets as broken down by segment and other unallocated assets as of December 31, 2012 and March 31, 2012:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2012			March 31, 2012
	Motion Pictures	Television Production	Total	Motion Pictures	Television Production	Total
	(Amounts in thousands)
Significant assets by segment
Accounts receivable	$478,638	$178,224	$656,862	$577,463	$207,067	$784,530
Investment in films and television programs, net	1,111,995	255,307	1,367,302	1,202,692	126,361	1,329,053
Goodwill	294,367	28,961	323,328	297,672	28,961	326,633
	$1,885,000	$462,492	$2,347,492	$2,077,827	$362,389	$2,440,216
Other unallocated assets (primarily cash, other assets, and equity method investments)			325,234			347,779
Total assets			$2,672,726			$2,787,995

Purchases of property and equipment amounted to $1.1 million and $2.1 million for the three and nine months ended December 31, 2012, respectively, and $0.3 million and $1.5 million for the three and nine months December 31, 2011, respectively.

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

The following tables present condensed consolidating financial information as of December 31, 2012 and March 31, 2012, and for the nine months ended December 31, 2012 and 2011 for (1) the Company, on a stand-alone basis, (2) LGEI, on a stand-alone basis, (3) the non-guarantor subsidiaries of the Company (including the subsidiaries of LGEI), on a combined basis (collectively, the “Non-guarantor Subsidiaries”) and (4) the Company, on a consolidated basis.

	As of
	December 31, 2012
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	Lions Gate Consolidated
	(Amounts in thousands)
BALANCE SHEET
Assets
Cash and cash equivalents	$190	$13,638	$34,360	$—	$48,188
Restricted cash	—	16,581	—	—	16,581
Accounts receivable, net	657	6,634	649,571	—	656,862
Investment in films and television programs, net	251	6,391	1,363,256	(2,596)	1,367,302
Property and equipment, net	—	8,557	535	—	9,092
Equity method investments	—	8,892	157,889	2,313	169,094
Goodwill	10,173	—	313,155	—	323,328
Other assets	49,199	58,190	23,889	(48,999)	82,279
Subsidiary investments and advances	132,691	458,469	—	(591,160)	—
	$193,161	$577,352	$2,542,655	$(640,442)	$2,672,726
Liabilities and Shareholders’ Equity (Deficiency)
Senior revolving credit facility	$—	$446,474	$—	$—	$446,474
Senior secured second-priority notes	—	432,076	—	—	432,076
Accounts payable and accrued liabilities	407	76,288	252,569	(160)	329,104
Participations and residuals	190	3,411	400,644	64	404,309
Film obligations and production loans	75	—	487,823	—	487,898
Convertible senior subordinated notes and other financing obligations	—	85,958	49,000	(49,000)	85,958
Deferred revenue	—	16,859	277,559	—	294,418
Intercompany payable	—	—	477,584	(477,584)	—
Shareholders’ equity (deficiency)	192,489	(483,714)	597,476	(113,762)	192,489
	$193,161	$577,352	$2,542,655	$(640,442)	$2,672,726

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended
	December 31, 2012
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	Lions Gate Consolidated
		(Amounts in thousands)
STATEMENT OF OPERATIONS
Revenues	$—	$10,397	$1,912,986	$(950)	$1,922,433
EXPENSES:
Direct operating	—	1,791	969,591	—	971,382
Distribution and marketing	(1)	1,664	623,541	—	625,204
General and administration	1,279	84,233	58,179	(417)	143,274
Depreciation and amortization	—	1,439	4,801	—	6,240
Total expenses	1,278	89,127	1,656,112	(417)	1,746,100
OPERATING INCOME (LOSS)	(1,278)	(78,730)	256,874	(533)	176,333
Other expenses (income):
Interest expense	—	55,286	18,990	(727)	73,549
Interest and other income	(8)	(2,618)	(1,159)	727	(3,058)
Loss on extinguishment of debt	—	705	23,106	—	23,811
Total other expenses (income)	(8)	53,373	40,937	—	94,302
INCOME (LOSS) BEFORE EQUITY INTERESTS AND INCOME TAXES	(1,270)	(132,103)	215,937	(533)	82,031
Equity interests income (loss)	70,429	201,602	537	(274,470)	(1,902)
INCOME (LOSS) BEFORE INCOME TAXES	69,159	69,499	216,474	(275,003)	80,129
Income tax provision (benefit)	—	2,158	8,812	—	10,970
NET INCOME (LOSS)	69,159	67,341	207,662	(275,003)	69,159
Foreign currency translation adjustments	1,825	2,146	9,915	(12,151)	1,735
Net unrealized gain on foreign exchange contracts	—	—	90	—	90
COMPREHENSIVE INCOME (LOSS)	$70,984	$69,487	$217,667	$(287,154)	$70,984

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended
	December 31, 2012
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	Lions Gate Consolidated
	(Amounts in thousands)
STATEMENT OF CASH FLOWS
NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	$1,678	$(304,987)	$521,568	$—	$218,259
INVESTING ACTIVITIES:
Purchases of investments	—	—	(2,022)	—	(2,022)
Proceeds from the sale of investments	—	—	6,354	—	6,354
Repayment of loans receivable	—	—	4,274	—	4,274
Purchases of property and equipment	—	(1,863)	(223)	—	(2,086)
NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	—	(1,863)	8,383	—	6,520
FINANCING ACTIVITIES:
Exercise of stock options	2,897	—	—	—	2,897
Tax withholding requirements on equity awards	(4,939)	—	—	—	(4,939)
Senior revolving credit facility - borrowings	—	1,104,924	—	—	1,104,924
Senior revolving credit facility - repayments	—	(758,200)	—	—	(758,200)
Senior revolving credit facility - deferred financing costs	—	(15,804)	—	—	(15,804)
Individual production loans - borrowings	—	—	259,130	—	259,130
Individual production loans - repayments	—	—	(282,548)	—	(282,548)
Film credit facility - borrowings	—	—	3,994	—	3,994
Film credit facility - repayments	—	—	(39,055)	—	(39,055)
Pennsylvania Regional Center credit facility - repayments	—	—	(500)	—	(500)
Change in restricted cash collateral associated with financing activities	—	—	(12,769)	—	(12,769)
Term Loan - repayments	—	—	(484,664)	—	(484,664)
Senior secured second-priority notes - consent fee	—	(3,270)	—	—	(3,270)
Convertible senior subordinated notes - repurchases	—	(7,639)	—	—	(7,639)
Other financing obligations - repayments	—	—	(3,710)	—	(3,710)
NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	(2,042)	320,011	(560,122)	—	(242,153)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(364)	13,161	(30,171)	—	(17,374)
FOREIGN EXCHANGE EFFECTS ON CASH	(7)	—	1,271	—	1,264
CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	561	477	63,260	—	64,298
CASH AND CASH EQUIVALENTS — END OF PERIOD	$190	$13,638	$34,360	$—	$48,188

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of
	March 31, 2012
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	Lions Gate Consolidated
	(Amounts in thousands)
BALANCE SHEET
Assets
Cash and cash equivalents	$561	$477	$63,260	$—	$64,298
Restricted cash	—	7,169	4,767	—	11,936
Accounts receivable, net	498	11,046	772,986	—	784,530
Investment in films and television programs, net	2	6,391	1,325,337	(2,677)	1,329,053
Property and equipment, net	—	7,236	2,536	—	9,772
Equity method investments	—	11,598	160,481	(817)	171,262
Goodwill	10,173	—	316,460	—	326,633
Other assets	49,198	48,923	41,390	(49,000)	90,511
Subsidiary investments and advances	30,136	98,990	—	(129,126)	—
	$90,568	$191,830	$2,687,217	$(181,620)	$2,787,995
Liabilities and Shareholders’ Equity (Deficiency)
Senior revolving credit facility	$—	$99,750	$—	$—	$99,750
Senior secured second-priority notes	—	431,510	—	—	431,510
Term loan	—	—	477,514	—	477,514
Accounts payable and accrued liabilities	520	88,065	282,438	69	371,092
Participations and residuals	189	3,411	416,227	498	420,325
Film obligations and production loans	74	—	561,076	—	561,150
Convertible senior subordinated notes and other financing obligations	—	104,498	52,778	(49,000)	108,276
Deferred revenue	—	17,798	210,795	—	228,593
Intercompany payable	—	—	311,142	(311,142)	—
Shareholders’ equity (deficiency)	89,785	(553,202)	375,247	177,955	89,785
	$90,568	$191,830	$2,687,217	$(181,620)	$2,787,995

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended
	December 31, 2011
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	Lions Gate Consolidated
	(Amounts in thousands)
STATEMENT OF OPERATIONS
Revenues	$—	$23,815	$940,847	$(22,296)	$942,366
EXPENSES:
Direct operating	449	(153)	552,073	(4,710)	547,659
Distribution and marketing	(1)	(11)	279,302	(96)	279,194
General and administration	5,853	44,318	43,164	(184)	93,151
Gain on sale of asset disposal group	(10,967)	—	—	—	(10,967)
Depreciation and amortization	—	2,205	398	—	2,603
Total expenses	(4,666)	46,359	874,937	(4,990)	911,640
OPERATING INCOME (LOSS)	4,666	(22,544)	65,910	(17,306)	30,726
Other expenses (income):
Interest expense	—	46,927	4,995	(783)	51,139
Interest and other income	(74)	(2,214)	(355)	783	(1,860)
Loss on extinguishment of debt	—	967	—	—	967
Total other expenses (income)	(74)	45,680	4,640	—	50,246
INCOME (LOSS) BEFORE EQUITY INTERESTS AND INCOME TAXES	4,740	(68,224)	61,270	(17,306)	(19,520)
Equity interests income (loss)	(21,189)	48,922	10,678	(32,406)	6,005
INCOME (LOSS) BEFORE INCOME TAXES	(16,449)	(19,302)	71,948	(49,712)	(13,515)
Income tax provision (benefit)	(77)	1,526	1,408	—	2,857
NET INCOME (LOSS)	(16,372)	(20,828)	70,540	(49,712)	(16,372)
Foreign currency translation adjustments	(3,779)	6,337	13,113	(19,924)	(4,253)
Net unrealized gain on foreign exchange contracts	—	—	474	—	474
COMPREHENSIVE INCOME (LOSS)	$(20,151)	$(14,491)	$84,127	$(69,636)	$(20,151)

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended
	December 31, 2011
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	Lions Gate Consolidated
	(Amounts in thousands)
STATEMENT OF CASH FLOWS
NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	$71,098	$(134,559)	$(148,391)	$—	$(211,852)
INVESTING ACTIVITIES:
Proceeds from the sale of asset disposal group, net of transaction costs and cash disposed of $3,943	9,119	—	—	—	9,119
Investment in equity method investees	(1,030)	—	—	—	(1,030)
Increase in loans receivable	—	(1,500)	—	—	(1,500)
Purchases of property and equipment	—	(1,520)	(29)	—	(1,549)
NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	8,089	(3,020)	(29)	—	5,040
FINANCING ACTIVITIES:
Exercise of stock options	151	—	—	—	151
Tax withholding requirements on equity awards	(2,630)	—	—	—	(2,630)
Repurchase of common shares	(77,088)	—	—	—	(77,088)
Senior revolving credit facility - borrowings	—	263,650	—	—	263,650
Senior revolving credit facility - repayments	—	(238,900)	—	—	(238,900)
Individual production loans - borrowings	—	—	198,148	—	198,148
Individual production loans - repayments	—	—	(133,998)	—	(133,998)
Film credit facility - borrowings	—	—	43,714	—	43,714
Film credit facility - repayments	—	—	(23,518)	—	(23,518)
Change in restricted cash collateral associated with financing activities	—	—	—	—	—
Senior secured second-priority notes - borrowings, net of deferred financing costs	—	201,955	—	—	201,955
Senior secured second-priority notes - repurchases	—	(9,852)	—	—	(9,852)
Convertible senior subordinated notes - repurchases	—	(46,059)	—	—	(46,059)
NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	(79,567)	170,794	84,346	—	175,573
NET CHANGE IN CASH AND CASH EQUIVALENTS	(380)	33,215	(64,074)	—	(31,239)
FOREIGN EXCHANGE EFFECTS ON CASH	(27)	—	(2,302)	—	(2,329)
CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	795	6,451	79,173	—	86,419
CASH AND CASH EQUIVALENTS — END OF PERIOD	$388	$39,666	$12,797	$—	$52,851

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
The Company has agreed to make available to the trustee and the holders of the Senior Notes the following tables which present condensed consolidating financial information as of December 31, 2012 and March 31, 2012, and for the nine months ended December 31, 2012, and 2011 for (1) the Company, on a stand-alone basis, (2) LGEI, on a stand-alone basis, (3) the guarantor subsidiaries of the Company (including the subsidiaries of LGEI), on a combined basis (4) the non-guarantor subsidiaries of the Company (including the subsidiaries of LGEI), on a combined basis and (5) the Company, on a consolidated basis.

	As of
	December 31, 2012
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.
			Other Subsidiaries		Consolidating Adjustments	Lions Gate Consolidated
			Guarantors (1)	Non-guarantors (1)
	(Amounts in thousands)
BALANCE SHEET
Assets
Cash and cash equivalents	$190	$13,638	$1,237	$33,123	$—	$48,188
Restricted cash	—	16,581	—	—	—	16,581
Accounts receivable, net	657	6,634	582,493	67,078	—	656,862
Investment in films and television programs, net	251	6,391	1,302,585	58,534	(459)	1,367,302
Property and equipment, net	—	8,557	106	429	—	9,092
Equity method investments	—	8,892	66,367	94,262	(427)	169,094
Goodwill	10,173	—	282,957	30,198	—	323,328
Other assets	49,199	58,190	23,081	808	(48,999)	82,279
Subsidiary investments and advances	132,691	458,469	—	—	(591,160)	—
	$193,161	$577,352	$2,258,826	$284,432	$(641,045)	$2,672,726
Liabilities and Shareholders’ Equity (Deficiency)
Senior revolving credit facility	$—	$446,474	$—	$—	$—	$446,474
Senior secured second-priority notes	—	432,076	—	—	—	432,076
Accounts payable and accrued liabilities	407	76,288	205,794	46,775	(160)	329,104
Participations and residuals	190	3,411	383,466	17,263	(21)	404,309
Film obligations and production loans	75	—	482,635	5,188	—	487,898
Convertible senior subordinated notes and other financing obligations	—	85,958	—	49,000	(49,000)	85,958
Deferred revenue	—	16,859	274,569	2,990	—	294,418
Intercompany payable	—	—	463,288	26,244	(489,532)	—
Shareholders’ equity (deficiency)	192,489	(483,714)	449,074	136,972	(102,332)	192,489
	$193,161	$577,352	$2,258,826	$284,432	$(641,045)	$2,672,726

(1)
Subsequent to the termination of the Term Loan, the assets of Summit and certain of its affiliates became guarantors under the Senior Notes, and therefore are included in Balance Sheet of the Guarantors as of December 31, 2012.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended
	December 31, 2012
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.
			Other Subsidiaries		Consolidating Adjustments	Lions Gate Consolidated
			Guarantors (1)	Non-guarantors
	(Amounts in thousands)
STATEMENT OF OPERATIONS
Revenues	$—	$10,397	$1,715,992	$277,393	$(81,349)	$1,922,433
EXPENSES:
Direct operating	—	1,791	903,619	169,920	(103,948)	971,382
Distribution and marketing	(1)	1,664	550,183	73,358	—	625,204
General and administration	1,279	84,233	49,161	9,018	(417)	143,274
Depreciation and amortization	—	1,439	1,612	3,189	—	6,240
Total expenses	1,278	89,127	1,504,575	255,485	(104,365)	1,746,100
OPERATING INCOME (LOSS)	(1,278)	(78,730)	211,417	21,908	23,016	176,333
Other expenses (income):
Interest expense	—	55,286	5,140	13,850	(727)	73,549
Interest and other income	(8)	(2,618)	(912)	(247)	727	(3,058)
Loss on extinguishment of debt	—	705	14,947	8,159	—	23,811
Total other expenses (income)	(8)	53,373	19,175	21,762	—	94,302
INCOME (LOSS) BEFORE EQUITY INTERESTS AND INCOME TAXES	(1,270)	(132,103)	192,242	146	23,016	82,031
Equity interests income (loss)	70,429	201,602	13,174	(13,690)	(273,417)	(1,902)
INCOME (LOSS) BEFORE INCOME TAXES	69,159	69,499	205,416	(13,544)	(250,401)	80,129
Income tax provision (benefit)	—	2,158	4,507	4,305	—	10,970
NET INCOME (LOSS)	69,159	67,341	200,909	(17,849)	(250,401)	69,159
Foreign currency translation adjustments	1,825	2,146	9,976	(61)	(12,151)	1,735
Net unrealized gain (loss) on foreign exchange contracts	—	—	(32)	122	—	90
COMPREHENSIVE INCOME (LOSS)	$70,984	$69,487	$210,853	$(17,788)	$(262,552)	$70,984

(1)
Subsequent to the termination of the Term Loan, the assets of Summit and certain of its affiliates became guarantors under the Senior Notes. Therefore, the Statement of Operations of the Guarantors includes Summit from the termination of the Term loan through December 31, 2012.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended
	December 31, 2012
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.
			Other Subsidiaries		Consolidating Adjustments	Lions Gate Consolidated
			Guarantors (1)	Non-guarantors
	(Amounts in thousands)
STATEMENT OF CASH FLOWS
NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	$1,678	$(304,987)	$48,325	$473,243	$—	$218,259
INVESTING ACTIVITIES:
Purchases of investments	—	—	(2,022)	—	—	(2,022)
Proceeds from the sale of investments	—	—	6,354	—	—	6,354
Repayment of loans receivable	—	—	4,274	—	—	4,274
Purchases of property and equipment	—	(1,863)	(180)	(43)	—	(2,086)
NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	—	(1,863)	8,426	(43)	—	6,520
FINANCING ACTIVITIES:
Exercise of stock options	2,897	—	—	—	—	2,897
Tax withholding requirements on equity awards	(4,939)	—	—	—	—	(4,939)
Senior revolving credit facility - borrowings	—	1,104,924	—	—	—	1,104,924
Senior revolving credit facility - repayments	—	(758,200)	—	—	—	(758,200)
Senior revolving credit facility - deferred financing costs	—	(15,804)	—	—	—	(15,804)
Individual production loans - borrowings	—	—	257,800	1,330	—	259,130
Individual production loans - repayments	—	—	(262,799)	(19,749)	—	(282,548)
Film credit facility - borrowings	—	—	3,994	—	—	3,994
Film credit facility - repayments	—	—	(39,055)	—	—	(39,055)
Pennsylvania Regional Center credit facility - repayments	—	—	(500)	—	—	(500)
Change in restricted cash collateral associated with financing activities	—	—	(12,769)	—	—	(12,769)
Term Loan - repayments	—	—	—	(484,664)	—	(484,664)
Senior secured second-priority notes - consent fee	—	(3,270)	—	—	—	(3,270)
Convertible senior subordinated notes - repurchases	—	(7,639)	—	—	—	(7,639)
Other financing obligations - repayments	—	—	(3,710)	—	—	(3,710)
NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	(2,042)	320,011	(57,039)	(503,083)	—	(242,153)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(364)	13,161	(288)	(29,883)	—	(17,374)
FOREIGN EXCHANGE EFFECTS ON CASH	(7)	—	—	1,271	—	1,264
CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	561	477	1,525	61,735	—	64,298
CASH AND CASH EQUIVALENTS — END OF PERIOD	$190	$13,638	$1,237	$33,123	$—	$48,188

(1)
Subsequent to the termination of the Term Loan, the assets of Summit and certain of its affiliates became guarantors under the Senior Notes. Therefore, the Statement of Cash Flows of the Guarantors includes Summit from the termination of the Term loan through December 31, 2012.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of
	March 31, 2012
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.
			Other Subsidiaries		Consolidating Adjustments	Lions Gate Consolidated
			Guarantors	Non-guarantors
	(Amounts in thousands)
BALANCE SHEET
Assets
Cash and cash equivalents	$561	$477	$1,525	$61,735	$—	$64,298
Restricted cash	—	7,169	—	4,767	—	11,936
Accounts receivable, net	498	11,046	482,003	290,983	—	784,530
Investment in films and television programs, net	2	6,391	710,459	612,548	(347)	1,329,053
Property and equipment, net	—	7,236	121	2,415	—	9,772
Equity method investments	—	11,598	52,889	108,255	(1,480)	171,262
Goodwill	10,173	—	192,830	123,630	—	326,633
Other assets	49,198	48,923	6,414	34,976	(49,000)	90,511
Subsidiary investments and advances	30,136	98,990	—	—	(129,126)	—
	$90,568	$191,830	$1,446,241	$1,239,309	$(179,953)	$2,787,995
Liabilities and Shareholders’ Equity (Deficiency)
Senior revolving credit facility	$—	$99,750	$—	$—	$—	$99,750
Senior secured second-priority notes	—	431,510	—	—	—	431,510
Term loan	—	—	—	477,514	—	477,514
Accounts payable and accrued liabilities	520	88,065	202,535	79,903	69	371,092
Participations and residuals	189	3,411	272,780	144,037	(92)	420,325
Film obligations and production loans	74	—	481,359	79,717	—	561,150
Convertible senior subordinated notes and other financing obligations	—	104,498	3,718	49,060	(49,000)	108,276
Deferred revenue	—	17,798	166,292	44,503	—	228,593
Intercompany payable	—	—	7,532	310,562	(318,094)	—
Shareholders’ equity (deficiency)	89,785	(553,202)	312,025	54,013	187,164	89,785
	$90,568	$191,830	$1,446,241	$1,239,309	$(179,953)	$2,787,995

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended
	December 31, 2011
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.
			Other Subsidiaries		Consolidating Adjustments	Lions Gate Consolidated
			Guarantors	Non-guarantors
			(Amounts in thousands)
STATEMENT OF OPERATIONS
Revenues	$—	$23,815	$850,186	$100,650	$(32,285)	$942,366
EXPENSES:
Direct operating	449	(153)	502,775	60,623	(16,035)	547,659
Distribution and marketing	(1)	(11)	235,383	43,919	(96)	279,194
General and administration	5,853	44,318	34,900	8,264	(184)	93,151
Gain on sale of asset disposal group	(10,967)	—	—	—	—	(10,967)
Depreciation and amortization	—	2,205	140	258	—	2,603
Total expenses	(4,666)	46,359	773,198	113,064	(16,315)	911,640
OPERATING INCOME (LOSS)	4,666	(22,544)	76,988	(12,414)	(15,970)	30,726
Other expenses (income):
Interest expense	—	46,927	4,074	921	(783)	51,139
Interest and other income	(74)	(2,214)	(218)	(137)	783	(1,860)
Loss on extinguishment of debt	—	967	—	—	—	967
Total other expenses (income)	(74)	45,680	3,856	784	—	50,246
INCOME (LOSS) BEFORE EQUITY INTERESTS AND INCOME TAXES	4,740	(68,224)	73,132	(13,198)	(15,970)	(19,520)
Equity interests income (loss)	(21,189)	48,922	16,057	(5,259)	(32,526)	6,005
INCOME (LOSS) BEFORE INCOME TAXES	(16,449)	(19,302)	89,189	(18,457)	(48,496)	(13,515)
Income tax provision (benefit)	(77)	1,526	1,119	289	—	2,857
NET INCOME (LOSS)	(16,372)	(20,828)	88,070	(18,746)	(48,496)	(16,372)
Foreign currency translation adjustments	(3,779)	6,337	13,182	(69)	(19,924)	(4,253)
Net unrealized gain on foreign exchange contracts	—	—	(15)	489	—	474
COMPREHENSIVE INCOME (LOSS)	$(20,151)	$(14,491)	$101,237	$(18,326)	$(68,420)	$(20,151)

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended
	December 31, 2011
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.
			Other Subsidiaries		Consolidating Adjustments	Lions Gate Consolidated
			Guarantors	Non-guarantors
			(Amounts in thousands)
STATEMENT OF CASH FLOWS
NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	$71,098	$(134,559)	$(84,234)	$(64,157)	$—	$(211,852)
INVESTING ACTIVITIES:
Proceeds from the sale of asset disposal group, net of transaction costs and cash disposed of $3,943	9,119	—	—	—	—	9,119
Investment in equity method investees	(1,030)	—	—	—	—	(1,030)
Increase in loans receivable	—	(1,500)	—	—	—	(1,500)
Purchases of property and equipment	—	(1,520)	—	(29)	—	(1,549)
NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	8,089	(3,020)	—	(29)	—	5,040
FINANCING ACTIVITIES:
Exercise of stock options	151	—	—	—	—	151
Tax withholding requirements on equity awards	(2,630)	—	—	—	—	(2,630)
Repurchase of common shares	(77,088)	—	—	—	—	(77,088)
Senior revolving credit facility - borrowings	—	263,650	—	—	—	263,650
Senior revolving credit facility - repayments	—	(238,900)	—	—	—	(238,900)
Individual production loans - borrowings	—	—	193,786	4,362	—	198,148
Individual production loans - repayments	—	—	(127,634)	(6,364)	—	(133,998)
Film credit facility - borrowings	—	—	43,714	—	—	43,714
Film credit facility - repayments	—	—	(23,518)	—	—	(23,518)
Change in restricted cash collateral associated with financing activities	—	—	—	—	—	—
Senior secured second-priority notes - borrowings, net of deferred financing costs	—	201,955	—	—	—	201,955
Senior secured second-priority notes - repurchases	—	(9,852)	—	—	—	(9,852)
Convertible senior subordinated notes - repurchases	—	(46,059)	—	—	—	(46,059)
NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	(79,567)	170,794	86,348	(2,002)	—	175,573
NET CHANGE IN CASH AND CASH EQUIVALENTS	(380)	33,215	2,114	(66,188)	—	(31,239)
FOREIGN EXCHANGE EFFECTS ON CASH	(27)	—	—	(2,302)	—	(2,329)
CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	795	6,451	696	78,477	—	86,419
CASH AND CASH EQUIVALENTS — END OF PERIOD	$388	$39,666	$2,810	$9,987	$—	$52,851

17. Derivative Instruments and Hedging Activities
The Company enters into forward foreign exchange contracts to hedge its foreign currency exposures on future production expenses denominated in various foreign currencies. As of December 31, 2012, the Company had the following outstanding forward foreign exchange contracts with maturities of less than 12 months from December 31, 2012:

December 31, 2012
Foreign Currency	Foreign Currency Amount		US Dollar Amount	Weighted Average Exchange Rate
	(Amounts in millions)		(Amounts in millions)
British Pound Sterling	£4.2	in exchange for	$6.8	$1.61
Canadian Dollar	$7.8	in exchange for	$7.8	$1.00
Changes in the fair value representing a net unrealized fair value gain (loss) on foreign exchange contracts that qualified as effective hedge contracts outstanding during the three and nine months ended December 31, 2012 were a $0.1 million gain (2011 - $0.2 million loss and $0.5 million gain, respectively), and are included in other comprehensive income (loss). Changes in the fair value representing a net unrealized fair value gain (loss) on foreign exchange contracts that did not qualify as effective hedge contracts outstanding during the three and nine months ended December 31, 2012 were $0.3 million loss and $0.3 million gain, respectively, (2011 - nil) and are included in direct operating expenses in the consolidated statement of operations. The Company monitors its positions with, and the credit quality of, the financial institutions that are party to its financial transactions.

As of December 31, 2012, less than $0.1 million was included in other assets (March 31, 2012 - $0.2 million in accounts payable and accrued liabilities) in the accompanying consolidated balance sheets related to the Company's use of foreign currency derivatives.

18. Supplementary Cash Flow Statement Information

The supplemental schedule of noncash investing and financing activities is presented below:

Nine Months Ended
December 31, 2012
(Amounts in thousands)
Noncash financing activities:
Principal amount of February 2005 3.625% Notes converted into 1,107,950 common shares (see Note 5)	$15,825
Principal amount of April 2009 3.625% Notes converted into 122,060 common shares (see Note 5)	1,007
$16,832

There were no noncash investing activities for the nine months ended December 31, 2012 and 2011.

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
Revenues
Our revenues are derived from the Motion Pictures and Television Production segments, as described below. Our revenues are derived from the U.S., Canada, the U.K., Australia and other foreign countries. None of the non-U.S. countries individually comprised greater than 10% of total revenues for the three and nine months ended December 31, 2012 and 2011.
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
Recent Developments
Retirement of Treasury Shares. During the three months ended December 31, 2012, we retired the 11,040,493 shares held in treasury. As of February 1, 2013, we have 135,186,432 shares issued and outstanding.
Amended and Restated Senior Revolving Credit Facility. On September 27, 2012, we amended and restated our senior revolving credit facility. The amended and restated senior revolving credit facility provides for borrowings up to $800 million, subject to a borrowing base and other restrictions. The amended and restated credit agreement amends and restates the previous $340 million senior revolving credit facility. The indenture governing our senior secured second-priority notes previously restricted us from borrowing in excess of $340 million under our credit facility, unless certain financial ratios were met, however, on October 15, 2012, we entered into a supplemental indenture to amend the indenture governing our senior secured second-priority notes. The supplemental indenture amended the previous indenture to, among other things, enable us to incur additional secured indebtedness under the amended and restated credit facility, in an aggregate principal amount not to exceed $650 million (an increase from the $340 million limit previously specified in the indenture) (see Note 5 to our consolidated financial statements).
Repayment and Termination of Term Loan. On October 18, 2012, we terminated and paid off all amounts outstanding under the Term Loan of $299.2 million, as well as all accrued but unpaid interest. Additionally, we have arranged for Summit and certain of its affiliates to become guarantors of our senior credit facility and our Senior Notes due 2016, and pledge their assets in support of such guaranties, in accordance with their respective terms. As a result of the pay off of the remaining amounts outstanding under the Term Loan, during the three months ended December 31, 2012, we wrote off a proportionate amount of the related unamortized deferred financing costs and debt discount of $14.6 million, which is included in loss on extinguishment of debt in the consolidated statements of operations (see Note 5 to our consolidated financial statements).
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
Sales Returns Allowance. Revenues are recorded net of estimated returns and other allowances. We estimate reserves for DVD/Blu-ray returns based on previous returns experience, point-of-sale data available from certain retailers, current economic trends, and projected future sales of the title to the consumer based on the actual performance of similar titles on a title-by-title basis in each of the DVD/Blu-ray businesses. Factors affecting actual returns include, among other factors, limited retail shelf space at various times of the year, success of advertising or other sales promotions, and the near term release of competing titles. We believe that our estimates have been materially accurate in the past; however, due to the judgment involved in establishing reserves, we may have adjustments to our historical estimates in the future. Our estimate of future returns affects reported revenue and operating income. If we underestimate the impact of future returns in a particular period, then we may record less revenue in later periods when returns exceed the estimated amounts. If we overestimate the impact of future returns in a particular period, then we may record additional revenue in later periods when returns are less than estimated. An incremental change of 1% in our estimated sales returns rate (i.e., provisions for returns divided by gross sales of related product) for home entertainment products would have had an impact of approximately $2.4 million and $6.9 million on our total revenue in the three and nine months ended December 31, 2012, respectively.
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
Recent Accounting Pronouncements

In October 2012, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2012-07, "Entertainment - Films (Topic 926): Accounting for Fair Value Information That Arises after the Measurement date and Its Inclusion in the Impairment Analysis of Unamortized Film Costs." ASU No. 2012-07 eliminates the rebuttable presumption that the condition leading to the write-off of unamortized film costs existing after the balance sheet date also existed as of the balance sheet date. In addition, in performing the impairment test, an entity is no longer required to incorporate the effects of changes in estimates resulting from evidence arising subsequent to the balance sheet date if the information would not have been considered by market participants at the balance sheet date. This guidance was effective for our impairment assessments performed on or after December 15, 2012.

RESULTS OF OPERATIONS
Three Months Ended December 31, 2012 Compared to Three Months Ended December 31, 2011
Due to the acquisition of Summit on January 13, 2012, the results of operations for the three months ended December 31, 2011 do not include the results of Summit.
The following table sets forth the components of consolidated revenue by segment for the three months ended December 31, 2012 and 2011:

	Three Months Ended	Three Months Ended	Increase (Decrease)
	December 31, 2012	December 31, 2011	Amount	Percent
		(Amounts in millions)
Consolidated Revenue
Motion Pictures	$673.5	$233.3	$440.2	188.7%
Television Production	70.1	89.7	(19.6)	(21.9)%
	$743.6	$323.0	$420.6	130.2%
Our largest component of revenue comes from home entertainment. The following table sets forth total home entertainment revenue for both the Motion Pictures and Television Production reporting segments for the three months ended December 31, 2012 and 2011:

	Three Months Ended	Three Months Ended	Increase (Decrease)
	December 31, 2012	December 31, 2011	Amount	Percent
		(Amounts in millions)
Home Entertainment Revenue
Motion Pictures	$221.9	$128.9	$93.0	72.1%
Television Production	11.1	34.0	(22.9)	(67.4)%
	$233.0	$162.9	$70.1	43.0%

Motion Pictures Revenue
The table below sets forth the components of revenue and the changes in these components for the motion pictures reporting segment for the three months ended December 31, 2012 and 2011. We currently expect our motion pictures segment revenue for fiscal 2013 will exceed our fiscal 2012 motion picture segment revenue. However, actual motion pictures revenue will depend on the performance of our film and home entertainment titles across all media and territories and can vary materially from expectations.

	Three Months Ended	Three Months Ended	Increase (Decrease)
	December 31, 2012	December 31, 2011	Amount	Percent
	(Amounts in millions)
Motion Pictures
Theatrical	$192.9	$8.4	$184.5	NM
Home Entertainment	221.9	128.9	93.0	72.1%
Television	98.8	22.6	76.2	NM
International	89.5	14.6	74.9	NM
Lionsgate UK	36.6	16.6	20.0	120.5%
Mandate Pictures	28.2	40.1	(11.9)	(29.7)%
Other	5.6	2.1	3.5	166.7%
	$673.5	$233.3	$440.2	188.7%
NM - Percentage not meaningful

Motion Pictures — Theatrical Revenue
The following table sets forth the titles contributing approximately five percent or more of theatrical revenue by fiscal years theatrical slate and the month of their release for the three months ended December 31, 2012 and 2011:

Three Months Ended December 31,
2012		2011
	Theatrical Release Date		Theatrical Release Date
Fiscal 2013 Theatrical Slate:		Fiscal 2012 Theatrical Slate:
The Twilight Saga: Breaking Dawn - Part 2	November 2012	Abduction	September 2011
Alex Cross	October 2012	Managed Brands (1):
Sinister	October 2012	Margin Call (released by Roadside Attractions)	October 2011
 ___________________

(1)	Managed Brands consists of Direct-to-DVD, acquired and licensed brands, acquired library and other product.
Theatrical revenue of $192.9 million increased $184.5 million in the three months ended December 31, 2012 as compared to the three months ended December 31, 2011. The increase in theatrical revenue in the three months ended December 31, 2012 as compared to the three months ended December 31, 2011 is due to the box office performance of the three theatrical wide releases during the quarter. In particular, the increase was largely due to the performance of The Twilight Saga: Breaking Dawn - Part 2 in the three months ended December 31, 2012. This is compared to no theatrical releases in the three months ended December 31, 2011.

Motion Pictures — Home Entertainment Revenue
The following table sets forth the titles contributing approximately two percent or more of motion pictures home entertainment revenue for the three months ended December 31, 2012 and 2011:

Three Months Ended December 31,
2012		2011
	DVD Release Date		DVD Release Date
Fiscal 2013 Theatrical Slate:		Fiscal 2012 Theatrical Slate:
Step Up Revolution	November 2012	Warrior	December 2011
The Expendables 2	November 2012	Conan the Barbarian	November 2011
Madea's Witness Protection	October 2012	Madea's Big Happy Family	August 2011
Cabin In The Woods	September 2012	Fiscal 2011 Theatrical Slate:
What To Expect When You're Expecting	September 2012	The Lincoln Lawyer	July 2011
Safe	September 2012	Managed Brands:
Fiscal 2012 Theatrical Slate:		Margin Call	December 2011
The Hunger Games	August 2012	A Madea Christmas (The Play)	November 2011
Managed Brands:		Red State	October 2011
Arbitrage	December 2012
Fire with Fire	November 2012
2016: Obama's America	October 2012
Summit Titles Released Theatrically Pre-Acquisition
The Twilight Saga: Breaking Dawn - Part 1	February 2012

The following table sets forth the components of home entertainment revenue by product category for the three months ended December 31, 2012 and 2011:

	Three Months Ended December 31,
	2012			2011
	Packaged Media	Digital Media (1)	Total	Packaged Media	Digital Media (1)	Total
			(Amounts in millions)
Home entertainment revenues
Fiscal 2013 Theatrical Slate	$61.4	$20.1	$81.5	$—	$—	$—
Fiscal 2012 Theatrical Slate	7.0	23.7	30.7	27.4	5.3	32.7
Fiscal 2011 Theatrical Slate	2.1	0.4	2.5	5.8	9.0	14.8
Fiscal 2010 Theatrical Slate	1.0	0.3	1.3	0.9	0.1	1.0
Fiscal 2009 & Prior Theatrical Slates	2.4	1.6	4.0	2.9	1.1	4.0
Total Theatrical Slates	73.9	46.1	120.0	37.0	15.5	52.5
Summit Titles Released Theatrically Pre-Acquisition	17.0	3.9	20.9	—	—	—
Managed Brands	53.8	26.3	80.1	56.6	18.5	75.1
Other	0.4	0.5	0.9	0.5	0.8	1.3
	$145.1	$76.8	$221.9	$94.1	$34.8	$128.9
 ___________________

(1)
Digital media revenue (formerly referred to as electronic media revenue) consists of revenues generated from pay-per-view and video-on-demand platforms, electronic sell-through or “EST,” and digital rental.

Home entertainment revenue of $221.9 million increased $93.0 million, or 72.1%, in the three months ended December 31, 2012 as compared to the three months ended December 31, 2011. The increase in home entertainment revenue is primarily due to an increase in the contribution of revenue from the theatrical slates and titles as listed above and from Summit titles released theatrically pre-acquisition, with no comparable revenue in fiscal 2012. The increase in revenue contributed by the theatrical slates is primarily due to the performance of The Expendables 2 and Madea's Witness Protection DVD releases in the period from our fiscal 2013 slate and The Hunger Games DVD release in the period from our fiscal 2012 theatrical slate, as compared to the performance in the prior period of the titles released on DVD from our fiscal 2012 and 2011 theatrical slates.
Motion Pictures — Television Revenue
The following table sets forth the titles contributing significant motion pictures television revenue for the three months ended December 31, 2012 and 2011:

Three Months Ended December 31,
2012	2011
Fiscal 2012 Theatrical Slate:	Fiscal 2011 Theatrical Slate:
Good Deeds	The Lincoln Lawyer
The Hunger Games	Fiscal 2010 Theatrical Slate:
Summit Titles Released Theatrically Pre-Acquisition:	Crank: High Voltage
The Twilight Saga: Breaking Dawn - Part 1	Managed Brands:
The Twilight Saga: New Moon	Night of the Living Fred

The following table sets forth the components of television revenue by product category for the three months ended December 31, 2012 and 2011:

	Three Months Ended
	December 31,
	2012	2011
	(Amounts in millions)
Television revenues
Fiscal 2013 Theatrical Slate	$4.2	$—
Fiscal 2012 Theatrical Slate	22.7	—
Fiscal 2011 Theatrical Slate	11.9	9.7
Fiscal 2010 Theatrical Slate	0.2	1.2
Fiscal 2009 & Prior Theatrical Slates	5.4	6.0
Total Theatrical Slates	44.4	16.9
Summit Titles Released Theatrically Pre-Acquisition	47.7	—
Managed Brands	6.5	5.7
Other	0.2	—
	$98.8	$22.6

Television revenue included in motion pictures revenue of $98.8 million increased $76.2 million, or 337.2%, in the three months ended December 31, 2012, as compared to the three months ended December 31, 2011. The increase in television revenue in the three months ended December 31, 2012 compared to the three months ended December 31, 2011, is mainly due to the contribution of revenue from Summit titles released theatrically pre-acquisition, with no comparable revenue in fiscal 2012, and additionally due to television revenue from The Hunger Games from our fiscal 2012 slate. The contribution of television revenue from the titles listed above was $57.3 million in the three months ended December 31, 2012, compared to $12.3 million in the three months ended December 31, 2011, and the contribution of television revenue from titles not listed above was $41.5 million in the three months ended December 31, 2012, compared to $10.3 million in the three months ended December 31, 2011.
Motion Pictures — International Revenue
The following table sets forth the titles contributing significant motion pictures international revenue for the three months ended December 31, 2012 and 2011:

Three Months Ended December 31,
2012	2011
Fiscal 2013 Theatrical Slate:	Fiscal 2012 Theatrical Slate:
The Twilight Saga: Breaking Dawn - Part 2	Warrior
Step Up Revolution	Managed Brands:
Immortals

The following table sets forth the components of international revenue by product category for the three months ended December 31, 2012 and 2011:

	Three Months Ended
	December 31,
	2012	2011
	(Amounts in millions)
International revenues
Fiscal 2013 Theatrical Slate	$67.2	$—
Fiscal 2012 Theatrical Slate	4.7	5.2
Fiscal 2011 Theatrical Slate	0.7	1.7
Fiscal 2010 Theatrical Slate	0.2	0.2
Fiscal 2009 & Prior Theatrical Slates	1.0	1.6
Total Theatrical Slates	73.8	8.7
Summit Titles Released Theatrically Pre-Acquisition	11.1	—
Managed Brands	4.3	5.7
Other	0.3	0.2
	$89.5	$14.6

International revenue included in motion pictures revenue of $89.5 million increased $74.9 million, or 513.0%, in the three months ended December 31, 2012, as compared to the three months ended December 31, 2011. The increase in international revenue in the three months ended December 31, 2012 compared to the three months ended December 31, 2011, is mainly due to the revenues generated by the titles and product categories listed above.
Motion Pictures — Lionsgate UK Revenue
The following table sets forth the titles contributing significant Lionsgate UK revenue for the three months ended December 31, 2012 and 2011:

Three Months Ended December 31,
2012	2011
Fiscal 2013 Theatrical Slate:	Fiscal 2012 Theatrical Slate:
The Expendables 2	Conan the Barbarian
What to Expect When You're Expecting	Lionsgate UK and third party product:
Fiscal 2012 Theatrical Slate:	George Harrison: Living in the Material World
The Hunger Games
Lionsgate UK and third party product:
Magic Mike
Keith Lemon: The Film

The following table sets forth the components of Lionsgate UK revenue by product category for the three months ended December 31, 2012 and 2011:

	Three Months Ended
	December 31,
	2012	2011
	(Amounts in millions)
Lionsgate UK revenues
Fiscal 2013 Theatrical Slate	$11.5	$—
Fiscal 2012 Theatrical Slate	5.0	4.3
Fiscal 2011 Theatrical Slate	1.5	1.3
Fiscal 2010 Theatrical Slate	0.1	0.1
Fiscal 2009 & Prior Theatrical Slates	0.3	0.5
Total Theatrical Slates	18.4	6.2
Lionsgate UK and third party product	13.9	6.1
Managed Brands	4.2	4.2
Other	0.1	0.1
	$36.6	$16.6
Lionsgate UK revenue of $36.6 million increased $20.0 million, or 120.5%, in the three months ended December 31, 2012 as compared to the three months ended December 31, 2011. The increase in Lionsgate UK revenue in the three months ended December 31, 2012 compared to the three months ended December 31, 2011 is mainly due to the revenue generated by the titles and product categories listed above.

Motion Pictures — Mandate Pictures Revenue
The following table sets forth the titles contributing significant Mandate Pictures revenue for the three months ended December 31, 2012 and 2011:

Three Months Ended December 31,
2012	2011
Hope Springs	A Very Harold & Kumar 3D Christmas
LOL	Young Adult
Seeking a Friend for the End of the World
Mandate Pictures revenue includes revenue from the sales and licensing of domestic and worldwide rights of titles developed or acquired by Mandate Pictures to third-party distributors or international sub-distributors. Mandate Pictures revenue of $28.2 million decreased $11.9 million in the three months ended December 31, 2012 as compared to the three months ended December 31, 2011.
Television Production Revenue
Television production revenue of $70.1 million decreased $19.6 million, or 21.9%, in the three months ended December 31, 2012 as compared to the three months ended December 31, 2011. The following table sets forth the components and the changes in the components of revenue that make up television production revenue for the three months ended December 31, 2012 and 2011:

	Three Months Ended	Three Months Ended	Increase (Decrease)
	December 31, 2012	December 31, 2011	Amount	Percent
		(Amounts in millions)
Television Production
Domestic series licensing
Lionsgate Television	$22.6	$23.2	$(0.6)	(2.6)%
Debmar-Mercury, net of eliminations	17.7	26.2	(8.5)	(32.4)%
Total domestic series licensing	40.3	49.4	(9.1)	(18.4)%
International	17.4	6.1	11.3	185.2%
Home entertainment releases of television production	11.1	34.0	(22.9)	(67.4)%
Other	1.3	0.2	1.1	550.0%
	$70.1	$89.7	$(19.6)	(21.9)%

The following table sets forth the number of television episodes and hours included in Lionsgate Television domestic series licensing revenue in the three months ended December 31, 2012 and 2011, respectively:

		Three Months Ended				Three Months Ended
		December 31, 2012				December 31, 2011
		Episodes	Hours			Episodes	Hours
Nashville Season 1	1hr	8	8.0	Blue Mountain State Season 3	1/2hr	9	4.5
Pilots	1/2hr	1	0.5	Bloomberg The Mentor Season 2	1/2hr	4	2.0
				Boss Season 1	1hr	2	2.0
				Mad Men Season 5	1hr	3	3.0
		9	8.5			18	11.5
Revenues included in domestic series licensing from Lionsgate Television decreased in the three months ended December 31, 2012, due to a decrease in the number of television episodes delivered as compared to the three months ended December 31, 2011. Revenues included in domestic series licensing from Debmar-Mercury decreased in the three months ended December 31, 2012, primarily because the three months ended December 31, 2011 included higher revenues generated from Are We There Yet and House of Payne as compared to the three months ended December 31, 2012. Revenues included in domestic series licensing from Debmar-Mercury in the three months ended December 31, 2012 primarily included revenue from House of Payne, Family Feud Seasons 5 and 6, Meet the Browns Season 1 and The Wendy Williams Show Seasons 3 and 4. Revenues included in domestic series licensing from Debmar-Mercury in the three months ended December 31, 2011 primarily included revenue from Are We There Yet, House of Payne, Family Feud Season 4, Meet the Browns Season 1, and The Wendy Williams Show Seasons 2 and 3.
International revenue increased in the three months ended December 31, 2012 due to an increase in episodes of programming delivered internationally. International revenue in the three months ended December 31, 2012 primarily included revenue from Debmar Mercury's The Jeremy Kyle Show: Seasons 1 and 2, Mad Men Seasons 3, 4 and 5, Weeds Season 8, and the Anger Management television series. International revenue in the three months ended December 31, 2011 primarily included revenue from Mad Men Season 2.
The decrease in revenue from home entertainment releases of television production is primarily driven by higher digital media revenue from Weeds Seasons 1, 2, 3, 4 and 5, in the three months ended December 31, 2011 as compared to the three months ended December 31, 2012, primarily due to a licensing contract extension with a customer in the three months ended December 31, 2011. This decrease was offset in part by packaged media revenue contributed by the DVD release of Mad Men Season 5 during the three months ended December 31, 2012 (released October 2012).

Direct Operating Expenses
The following table sets forth direct operating expenses by segment for the three months ended December 31, 2012 and 2011:

	Three Months Ended			Three Months Ended
	December 31, 2012			December 31, 2011
	Motion Pictures	Television Production	Total	Motion Pictures	Television Production	Total
	(Amounts in millions)
Direct operating expenses
Amortization of films and television programs	$216.9	$47.3	$264.2	$96.7	$39.3	$136.0
Participation and residual expense	118.9	17.5	136.4	37.9	27.8	65.7
Other expenses	1.7	—	1.7	0.1	0.2	0.3
	$337.5	$64.8	$402.3	$134.7	$67.3	$202.0
Direct operating expenses as a percentage of segment revenues	50.1%	92.4%	54.1%	57.7%	75.0%	62.5%
Direct operating expenses of the motion pictures segment of $337.5 million for the three months ended December 31, 2012 were 50.1% of motion pictures revenue, compared to $134.7 million, or 57.7% of motion pictures revenue for the three months ended December 31, 2011. The decrease in direct operating expense of the motion pictures segment as a percentage of revenue in the three months ended December 31, 2012 is primarily driven by the titles in our theatrical slates. The direct operating expense as a percentage of revenues in the three months ended December 31, 2012 is driven by the performance of The Hunger Games from our fiscal 2012 theatrical slate and, to a lesser extent, the titles released in our fiscal 2013 theatrical slate, offset by the generally higher direct operating expense as a percentage of revenue associated with the acquisition of the Summit titles as a result of the increase in film cost associated with valuing those titles at fair value on our balance sheet under purchase accounting rules. Investment in film write-downs of the motion pictures segment during the three months ended December 31, 2012 totaled approximately $2.5 million, compared to $2.7 million for the three months ended December 31, 2011. There was one write-down that exceeded $1.0 million for the three months ended December 31, 2012.
Direct operating expenses of the television production segment of $64.8 million for the three months ended December 31, 2012 were 92.4% of television revenue, compared to $67.3 million, or 75.0%, of television revenue for the three months ended December 31, 2011. The increase in direct operating expenses as a percentage of television revenue in the three months ended December 31, 2012 is primarily due to the change in the mix of titles generating revenue as compared to the three months ended December 31, 2011 and the higher revenues generated in the three months ended December 31, 2011 as compared to the three months ended December 31, 2012. In the three months ended December 31, 2012, $7.1 million of charges for write-downs of television film costs were included in the amortization of television programs, compared to charges of $0.1 million in the three months ended December 31, 2011. There were two write-downs that individually exceeded $1.0 million for the three months ended December 31, 2012, totaling $6.2 million in the aggregate.

Distribution and Marketing Expenses
The following table sets forth distribution and marketing expenses by segment for the three months ended December 31, 2012 and 2011:

	Three Months Ended			Three Months Ended
	December 31, 2012			December 31, 2011
	Motion Pictures	Television Production	Total	Motion Pictures	Television Production	Total
	(Amounts in millions)
Distribution and marketing expenses
Theatrical	$127.0	$—	$127.0	$8.9	$—	$8.9
Home Entertainment	50.2	3.5	53.7	39.9	4.0	43.9
Television	0.5	4.9	5.4	0.5	4.0	4.5
International	2.3	1.2	3.5	1.4	0.9	2.3
Lionsgate UK	18.2	0.5	18.7	12.4	0.4	12.8
Other	1.7	0.1	1.8	0.4	—	0.4
	$199.9	$10.2	$210.1	$63.5	$9.3	$72.8

The majority of distribution and marketing expenses relate to the motion pictures segment. Theatrical prints and advertising (“P&A”) in the motion pictures segment in the three months ended December 31, 2012 of $127.0 million increased $118.1 million, compared to $8.9 million in the three months ended December 31, 2011, largely due to three wide theatrical releases in the three months ended December 31, 2012, as compared to no theatrical releases in the three months ended December 31, 2011. Domestic theatrical P&A from the motion pictures segment in the three months ended December 31, 2012 included P&A incurred on the release of Alex Cross, Sinister and The Twilight Saga: Breaking Dawn - Part 2. Approximately $38.5 million of P&A was incurred in advance for films to be released in subsequent quarters, such as Texas Chainsaw 3D, The Last Stand, and Warm Bodies. Domestic theatrical P&A from the motion pictures segment in the three months ended December 31, 2011 was primarily related to P&A incurred in advance for films to be released in subsequent quarters, such as The Hunger Games, and other titles, due to no theatrical releases during the quarter ended December 31, 2011. We currently expect that distribution and marketing expenses of the motion pictures segment for fiscal 2013 will increase as compared to fiscal 2012 due to an increase in the number of theatrical releases anticipated in our fiscal 2013 theatrical slate as compared to our fiscal 2012 slate.
Home entertainment distribution and marketing costs on motion pictures and television product in the three months ended December 31, 2012 of $53.7 million increased $9.8 million, or 22.3%, compared to $43.9 million in the three months ended December 31, 2011, primarily due to higher motion pictures home entertainment revenues. Home entertainment distribution and marketing costs as a percentage of home entertainment revenues was 23.0% and 26.9% in the three months ended December 31, 2012 and the three months ended December 31, 2011, respectively. The decrease in home entertainment distribution and marketing costs as a percentage of home entertainment revenues was primarily due to lower distribution and marketing costs in relation to packaged media revenue, offset slightly by a small decrease in digital media revenue relative to total home entertainment revenue, which requires substantially lower distribution and marketing costs as compared to packaged media.
Lionsgate UK distribution and marketing expenses in the motion pictures segment in the three months ended December 31, 2012 of $18.2 million increased from $12.4 million in the three months ended December 31, 2011.

General and Administrative Expenses
The following table sets forth general and administrative expenses by segment for the three months ended December 31, 2012 and 2011:

	Three Months Ended	Three Months Ended	Increase (Decrease)
	December 31, 2012	December 31, 2011	Amount	Percent
	(Amounts in millions)
General and administrative expenses
Motion Pictures	$16.3	$10.7	$5.6	52.3%
Television Production	3.2	2.6	0.6	23.1%
Shared services and corporate expenses, excluding items below	18.4	12.4	6.0	48.4%
Total general and administrative expenses before share-based compensation expense, shareholder activist matter expenses, and acquisition related expenses	37.9	25.7	12.2	47.5%
Share-based compensation expense	9.0	4.7	4.3	91.5%
Shareholder activist matter	—	3.1	(3.1)	(100.0)%
Severance and transaction costs related to the acquisition of Summit Entertainment, LLC	—	2.3	(2.3)	100.0%
	9.0	10.1	(1.1)	(10.9)%
Total general and administrative expenses	$46.9	$35.8	$11.1	31.0%
Total general and administrative expenses as a percentage of revenue	6.3%	11.1%
General and administrative expenses excluding share-based compensation expense, shareholder activist matter expenses, and acquisition related expenses, as a percentage of revenue	5.1%	8.0%
Total General and Administrative Expenses
General and administrative expenses increased by $11.1 million, or 31.0%, as reflected in the table above and further discussed below.
Motion Pictures
General and administrative expenses of the motion pictures segment increased $5.6 million, or 52.3%. The increase in motion pictures general and administrative expenses is primarily due to increases in salaries and related expenses, rents and facilities expenses and professional fees. The increases are primarily due to increased personnel associated with the acquisition of Summit Entertainment on January 13, 2012. In each of the three months ended December 31, 2012 and December 31, 2011, $2.6 million of motion pictures production overhead was capitalized.
Television Production
General and administrative expenses of the television production segment increased $0.6 million, or 23.1%. In the three months ended December 31, 2012, $1.5 million of television production overhead was capitalized compared to $1.4 million in the three months ended December 31, 2011.

Shared Services and Corporate Expenses
Shared services and corporate expenses excluding share-based compensation expense, shareholder activist matter costs and severance and transaction costs related to the acquisition of Summit, increased $6.0 million, or 48.4%, mainly due to increases in salaries and related expenses, incentive related compensation and legal and professional fees.

Shareholder activist matter costs were nil in the three months ended December 31, 2012 compared to $3.1 million in the three months ended December 31, 2011.

Share-Based Compensation Expense. The following table sets forth share-based compensation expense included in shared services and corporate expenses for the three months ended December 31, 2012 and 2011:

	Three Months Ended	Three Months Ended	Increase (Decrease)
	December 31, 2012	December 31, 2011	Amount	Percent
	(Amounts in millions)
Share-based compensation expense:
Stock options	$1.2	$—	$1.2	100.0%
Restricted share units and other share-based compensation	4.6	2.5	2.1	84.0%
Stock appreciation rights	3.2	2.2	1.0	45.5%
	$9.0	$4.7	$4.3	91.5%
Depreciation, Amortization and Other Expenses (Income)
Depreciation and amortization of $2.0 million for the three months ended December 31, 2012 increased $1.3 million from $0.7 million in the three months ended December 31, 2011, primarily due to the amortization of finite-lived intangible assets associated with the Summit acquisition in the three months ended December 31, 2012, with no comparable amortization in the three months ended December 31, 2011.
Interest expense of $22.8 million for the three months ended December 31, 2012 increased $5.6 million, or 32.6%, from $17.2 million in the three months ended December 31, 2011, primarily due to borrowings under our senior revolving credit facility and the addition of the Term Loan in connection with the Summit acquisition while it was outstanding. As a result of the pay off of the Term Loan on October 18, 2012 (see Note 5 to our consolidated financial statements), we expect a reduction in our overall effective interest rate on our corporate debt. The following table sets forth the components of interest expense for the three months ended December 31, 2012 and 2011:

	Three Months Ended	Three Months Ended
	December 31, 2012	December 31, 2011
	(Amounts in millions)
Interest Expense
Cash Based:
Senior revolving credit facility	$3.5	$1.0
Convertible senior subordinated notes	1.0	0.8
Senior secured second-priority notes	11.2	11.2
Term loan	1.1	—
Other	1.4	1.4
	18.2	14.4
Non-Cash Based:
Amortization of discount (premium) on:
Liability component of convertible senior subordinated notes	2.0	1.7
Senior secured second-priority notes	0.2	0.2
Term loan	—	—
Amortization of deferred financing costs	2.4	0.9
	4.6	2.8
	$22.8	$17.2
Interest and other income was $1.1 million in the three months ended December 31, 2012, compared to $0.5 million in the three months ended December 31, 2011.
The following table represents our portion of the income or (loss) of our equity method investees based on our percentage ownership for the three months ended December 31, 2012 and 2011:

	December 31, 2012	Three Months Ended	Three Months Ended
	Ownership Percentage	December 31, 2012	December 31, 2011
			As adjusted (2)
		(Amounts in millions)
Horror Entertainment, LLC (“FEARnet”)	34.5%	$0.4	$0.2
NextPoint, Inc. (“Break Media”)	42.0%	(0.5)	(1.0)
Roadside Attractions, LLC	43.0%	0.4	0.2
Studio 3 Partners, LLC (“EPIX”) (1)	31.2%	0.7	7.7
TV Guide Network (1)	51.0%	(4.5)	(2.1)
Tiger Gate Entertainment Limited ("Tiger Gate")	16.0%	—	(0.8)
		$(3.5)	$4.2
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

(2)	Due to the elimination of the one-quarter lag in reporting EPIX's results, equity interest income for EPIX for the three months ended ended December 31, 2011 has been adjusted as shown above.

Loss on Extinguishment of Debt

Loss on extinguishment of debt was $14.7 million for the three months ended December 31, 2012, primarily resulting from the October 18, 2012 pay off of the remaining amounts outstanding under the Term Loan, which resulted in the write off of a proportionate amount of the related unamortized deferred financing costs and debt discount of $14.6 million. For the three months ended December 31, 2011, there was no comparable loss on extinguishment of debt.

Income Tax Provision
We had an income tax expense of $4.6 million, or 10.9%, of income before income taxes in the three months ended December 31, 2012, compared to an expense of $0.6 million, or (71.8%), of loss before income taxes in the three months ended December 31, 2011. The tax expense reflected in the three months ended December 31, 2012 is primarily attributable to deferred U.S. income taxes and foreign withholding taxes. Our actual annual effective tax rate will differ from the statutory federal rate as a result of several factors, including changes in the valuation allowance against net deferred tax assets, non-temporary differences, foreign income taxed at different rates, and state and local income taxes. Income tax loss carryforwards, subject to certain limitations that may prevent us from fully utilizing them, amount to approximately $204.8 million for U.S. federal income tax purposes available to reduce income taxes over twenty years, $188.9 million for U.S. state income tax purposes available to reduce income taxes over future years with varying expirations, $35.0 million for Canadian income tax purposes available to reduce income taxes over 20 years with varying expirations, and $8.7 million for U.K. income tax purposes available indefinitely to reduce future income taxes.

Net Income (Loss)
Net income for the three months ended December 31, 2012 was $37.8 million, or basic net income per common share of $0.28 on 135.0 million weighted average common shares outstanding and diluted net income per common share of $0.27 on 149.8 million weighted average common shares outstanding. This compares to net loss for the three months ended December 31, 2011 of $1.4 million, or basic and diluted net loss per common share of $0.01 on 126.5 million weighted average common shares outstanding.

RESULTS OF OPERATIONS
Nine Months Ended December 31, 2012 Compared to Nine Months Ended December 31, 2011
Due to the acquisition of Summit on January 13, 2012, the results of operations for the nine months ended December 31, 2011 do not include the results of Summit.
The following table sets forth the components of consolidated revenue by segment for the nine months ended December 31, 2012 and 2011:

	Nine Months Ended	Nine Months Ended	Increase (Decrease)
	December 31, 2012	December 31, 2011	Amount	Percent
		(Amounts in millions)
Consolidated Revenue
Motion Pictures	$1,688.1	$644.8	$1,043.3	161.8%
Television Production	234.3	297.6	(63.3)	(21.3)%
	$1,922.4	$942.4	$980.0	104.0%
Our largest component of revenue comes from home entertainment. The following table sets forth total home entertainment revenue for both the Motion Pictures and Television Production reporting segments for the nine months ended December 31, 2012 and 2011:

	Nine Months Ended	Nine Months Ended	Increase (Decrease)
	December 31, 2012	December 31, 2011	Amount	Percent
		(Amounts in millions)
Home Entertainment Revenue
Motion Pictures	$616.5	$336.2	$280.3	83.4%
Television Production	41.0	94.7	(53.7)	(56.7)%
	$657.5	$430.9	$226.6	52.6%

Motion Pictures Revenue
The table below sets forth the components of revenue and the changes in these components for the motion pictures reporting segment for the nine months ended December 31, 2012 and 2011. We currently expect our motion pictures segment revenue for fiscal 2013 will exceed our fiscal 2012 motion picture segment revenue. However, actual motion pictures revenue will depend on the performance of our film and home entertainment titles across all media and territories and can vary materially from expectations.

	Nine Months Ended	Nine Months Ended	Increase (Decrease)
	December 31, 2012	December 31, 2011	Amount	Percent
	(Amounts in millions)
Motion Pictures
Theatrical	$446.8	$57.8	$389.0	673.0%
Home Entertainment	616.5	336.2	280.3	83.4%
Television	171.4	94.1	77.3	82.1%
International	246.1	48.6	197.5	406.4%
Lionsgate UK	117.5	51.1	66.4	129.9%
Mandate Pictures	72.5	52.2	20.3	38.9%
Other	17.3	4.8	12.5	260.4%
	$1,688.1	$644.8	$1,043.3	161.8%

Motion Pictures — Theatrical Revenue
The following table sets forth the titles contributing approximately five percent or more of theatrical revenue by fiscal years theatrical slate and the month of their release for the nine months ended December 31, 2012 and 2011:

Nine Months Ended December 31,
2012		2011
	Theatrical Release Date		Theatrical Release Date
Fiscal 2013 Theatrical Slate:		Fiscal 2012 Theatrical Slate:
The Twilight Saga: Breaking Dawn - Part 2	November 2012	Abduction	September 2011
The Expendables 2	August 2012	Warrior	September 2011
Madea's Witness Protection	June 2012	Conan the Barbarian	August 2011
Fiscal 2012 Theatrical Slate:		Madea’s Big Happy Family	April 2011
The Hunger Games	March 2012
Theatrical revenue of $446.8 million increased $389.0 million, or 673.0%, in the nine months ended December 31, 2012 as compared to the nine months ended December 31, 2011. The increase in theatrical revenue in the nine months ended December 31, 2012 as compared to the nine months ended December 31, 2011 is primarily due to the successful box office performances of The Twilight Saga: Breaking Dawn - Part 2 released in November 2012, and The Hunger Games released in late March 2012 in the nine months ended December 31, 2012. Additionally, the increase is due to an increased theatrical slate of twelve wide releases in the nine months ended December 31, 2012 as compared to four wide theatrical releases in the nine months ended December 31, 2011.

Motion Pictures — Home Entertainment Revenue
The following table sets forth the titles contributing approximately two percent or more of motion pictures home entertainment revenue for the nine months ended December 31, 2012 and 2011:

Nine Months Ended December 31,
2012		2011
	DVD Release Date		DVD Release Date
Fiscal 2013 Theatrical Slate:		Fiscal 2012 Theatrical Slate:
The Expendables 2	November 2012	Warrior	December 2011
Madea's Witness Protection	October 2012	Conan the Barbarian	November 2011
Cabin In The Woods	September 2012	Madea's Big Happy Family	August 2011
What To Expect When You're Expecting	September 2012	Fiscal 2011 Theatrical Slate:
Safe	September 2012	The Lincoln Lawyer	July 2011
Fiscal 2012 Theatrical Slate:		The Next Three Days	March 2011
The Hunger Games	August 2012	The Expendables	November 2010
Good Deeds	June 2012	Managed Brands:
Man On A Ledge	May 2012	A Madea Christmas (The Play)	November 2011
One For The Money	May 2012	The Conspirator	August 2011
Summit Titles Released Theatrically Pre-Acquisition:
The Darkest Hour	April 2012
The Twilight Saga: Breaking Dawn - Part 1	February 2012
Managed Brands:
Haywire	May 2012

The following table sets forth the components of home entertainment revenue by product category for the nine months ended December 31, 2012 and 2011:

	Nine Months Ended December 31,
	2012			2011
	Packaged Media	Digital Media (1)	Total	Packaged Media	Digital Media (1)	Total
			(Amounts in millions)
Home entertainment revenues
Fiscal 2013 Theatrical Slate	$95.7	$21.0	$116.7	$—	$—	$—
Fiscal 2012 Theatrical Slate	171.6	52.3	223.9	41.9	5.4	47.3
Fiscal 2011 Theatrical Slate	5.0	1.1	6.1	42.7	35.3	78.0
Fiscal 2010 Theatrical Slate	3.6	0.8	4.4	3.6	0.6	4.2
Fiscal 2009 & Prior Theatrical Slates	8.0	3.8	11.8	12.7	3.1	15.8
Total Theatrical Slates	283.9	79.0	362.9	100.9	44.4	145.3
Summit Titles Released Theatrically Pre-Acquisition	33.3	33.2	66.5	—	—	—
Managed Brands (2)	130.5	54.2	184.7	151.8	33.3	185.1
Other	1.0	1.4	2.4	3.9	1.9	5.8
	$448.7	$167.8	$616.5	$256.6	$79.6	$336.2
 ___________________

(1)
Digital media revenue (formerly referred to as electronic media revenue) consists of revenues generated from pay-per-view and video-on-demand platforms, electronic sell-through or “EST,” and digital rental.

(2)	Managed Brands consists of Direct-to-DVD, acquired and licensed brands, acquired library and other product.
Home entertainment revenue of $616.5 million increased $280.3 million, or 83.4%, in the nine months ended December 31, 2012 as compared to the nine months ended December 31, 2011. The increase in home entertainment revenue is primarily due to an increase in the contribution of revenue from the theatrical slates and titles as listed above and from Summit titles released theatrically pre-acquisition, with no comparable revenue in fiscal 2012. The increase in revenue contributed by the theatrical slates is primarily due to the performance of The Expendables 2 DVD release in the period from our fiscal 2013 slate and The Hunger Games DVD release in the period from our fiscal 2012 theatrical slate released in the nine months ended December 31, 2012, as compared to the performance in the nine months ended December 31, 2011 of the titles released on DVD from our fiscal 2012 theatrical slate.
Motion Pictures — Television Revenue
The following table sets forth the titles contributing significant motion pictures television revenue for the nine months ended December 31, 2012 and 2011:

Nine Months Ended December 31,
2012	2011
Fiscal 2012 Theatrical Slate:	Fiscal 2011 Theatrical Slate:
The Hunger Games	Alpha and Omega
Summit Titles Released Theatrically Pre-Acquisition:	For Colored Girls
Knowing	Saw 3D
The Twilight Saga: Breaking Dawn - Part 1	The Expendables
The Twilight Saga: New Moon	The Last Exorcism
The Lincoln Lawyer
The Next Three Days
Fiscal 2009 Theatrical Slate:
Madea Goes to Jail

The following table sets forth the components of television revenue by product category for the nine months ended December 31, 2012 and 2011:

	Nine Months Ended
	December 31,
	2012	2011
	(Amounts in millions)
Television revenues
Fiscal 2013 Theatrical Slate	$4.2	$—
Fiscal 2012 Theatrical Slate	43.9	—
Fiscal 2011 Theatrical Slate	12.1	59.2
Fiscal 2010 Theatrical Slate	10.9	1.2
Fiscal 2009 & Prior Theatrical Slates	12.6	21.3
Total Theatrical Slates	83.7	81.7
Summit Titles Released Theatrically Pre-Acquisition	72.8	—
Managed Brands	14.5	11.4
Other	0.4	1.0
	$171.4	$94.1

Television revenue included in motion pictures revenue of $171.4 million increased $77.3 million, or 82.1%, in the nine months ended December 31, 2012, as compared to the nine months ended December 31, 2011. The increase in television revenue in the nine months ended December 31, 2012 compared to the nine months ended December 31, 2011, is mainly due to the Summit titles released theatrically pre-acquisition, with no comparable revenue in fiscal 2012. The contribution of television revenue from the titles listed above was $59.6 million in the nine months ended December 31, 2012, compared to $62.9 million in the nine months ended December 31, 2011, and the contribution of television revenue from titles not listed above was $111.8 million in the nine months ended December 31, 2012, compared to $31.2 million in the nine months ended December 31, 2011.
Motion Pictures — International Revenue
The following table sets forth the titles contributing significant motion pictures international revenue for the nine months ended December 31, 2012 and 2011:

Nine Months Ended December 31,
2012	2011
Fiscal 2013 Theatrical Slate:	Fiscal 2012 Theatrical Slate:
Cold Light of Day	Abduction
Step Up Revolution	Warrior
The Twilight Saga: Breaking Dawn - Part 2	Fiscal 2011 Theatrical Slate:
What To Expect When You're Expecting	Kick-Ass
Fiscal 2012 Theatrical Slate:	Saw 3D
The Hunger Games	Managed Brands:
Summit Titles Released Theatrically Pre-Acquisition:	Immortals
The Twilight Saga: Breaking Dawn - Part 1

The following table sets forth the components of international revenue by product category for the nine months ended December 31, 2012 and 2011:

	Nine Months Ended
	December 31,
	2012	2011
	(Amounts in millions)
International revenues
Fiscal 2013 Theatrical Slate	$122.1	$—
Fiscal 2012 Theatrical Slate	50.1	14.0
Fiscal 2011 Theatrical Slate	2.7	11.2
Fiscal 2010 Theatrical Slate	0.7	1.3
Fiscal 2009 & Prior Theatrical Slates	2.9	6.1
Total Theatrical Slates	178.5	32.6
Summit Titles Released Theatrically Pre-Acquisition	55.8	—
Managed Brands	10.6	14.3
Other	1.2	1.7
	$246.1	$48.6

International revenue included in motion pictures revenue of $246.1 million increased $197.5 million, or 406.4%, in the nine months ended December 31, 2012, as compared to the nine months ended December 31, 2011. The increase in international revenue in the nine months ended December 31, 2012 compared to the nine months ended December 31, 2011, is mainly due to the revenues generated by the titles and product categories listed above.
Motion Pictures — Lionsgate UK Revenue
The following table sets forth the titles contributing significant Lionsgate UK revenue for the nine months ended December 31, 2012 and 2011:

Nine Months Ended December 31,
2012	2011
Fiscal 2013 Theatrical Slate:	Fiscal 2012 Theatrical Slate:
The Expendables 2	Conan the Barbarian
Fiscal 2012 Theatrical Slate:	Lionsgate UK and third party product:
The Hunger Games	Blitz
Lionsgate UK and third party product:	Drive Angry 3D
Magic Mike
Salmon Fishing In The Yemen

The following table sets forth the components of Lionsgate UK revenue by product category for the nine months ended December 31, 2012 and 2011:

	Nine Months Ended
	December 31,
	2012	2011
	(Amounts in millions)
Lionsgate UK revenues
Fiscal 2013 Theatrical Slate	$21.0	$—
Fiscal 2012 Theatrical Slate	33.4	5.2
Fiscal 2011 Theatrical Slate	3.8	7.3
Fiscal 2010 Theatrical Slate	1.6	0.6
Fiscal 2009 & Prior Theatrical Slates	0.7	1.2
Total Theatrical Slates	60.5	14.3
Summit Titles Released Theatrically Pre-Acquisition	2.4	—
Lionsgate UK and third party product	44.5	26.9
Managed Brands	10.0	9.8
Other	0.1	0.1
	$117.5	$51.1
Lionsgate UK revenue of $117.5 million increased $66.4 million, or 129.9%, in the nine months ended December 31, 2012 as compared to the nine months ended December 31, 2011. The increase in Lionsgate UK revenue in the nine months ended December 31, 2012 compared to the nine months ended December 31, 2011 is mainly due to the revenue generated by the titles and product categories listed above.

Motion Pictures — Mandate Pictures Revenue
The following table sets forth the titles contributing significant Mandate Pictures revenue for the nine months ended December 31, 2012 and 2011:

Nine Months Ended December 31,
2012	2011
Hope Springs	50/50
LOL	A Very Harold & Kumar 3D Christmas
Seeking a Friend for the End of the World	Juno
Young Adult
Mandate Pictures revenue includes revenue from the sales and licensing of domestic and worldwide rights of titles developed or acquired by Mandate Pictures to third-party distributors or international sub-distributors. Mandate Pictures revenue of $72.5 million increased $20.3 million, or 38.9%, in the nine months ended December 31, 2012 as compared to the nine months ended December 31, 2011.
Television Production Revenue
Television production revenue of $234.3 million decreased $63.3 million, or 21.3%, in the nine months ended December 31, 2012 as compared to the nine months ended December 31, 2011. The following table sets forth the components and the changes in the components of revenue that make up television production revenue for the nine months ended December 31, 2012 and 2011:

	Nine Months Ended	Nine Months Ended	Increase (Decrease)
	December 31, 2012	December 31, 2011	Amount	Percent
		(Amounts in millions)
Television Production
Domestic series licensing
Lionsgate Television	$84.5	$72.7	$11.8	16.2%
Debmar-Mercury, net of eliminations	70.1	98.4	(28.3)	(28.8)%
Total domestic series licensing	154.6	171.1	(16.5)	(9.6)%
International	37.2	31.1	6.1	19.6%
Home entertainment releases of television production	41.0	94.7	(53.7)	(56.7)%
Other	1.5	0.7	0.8	114.3%
	$234.3	$297.6	$(63.3)	(21.3)%

The following table sets forth the number of television episodes and hours included in Lionsgate Television domestic series licensing revenue in the nine months ended December 31, 2012 and 2011, respectively:

		Nine Months Ended				Nine Months Ended
		December 31, 2012				December 31, 2011
		Episodes	Hours			Episodes	Hours
Weeds Season 8	1/2hr	13	6.5	Weeds Season 7	1/2hr	13	6.5
Boss Season 2	1hr	10	10.0	Blue Mountain State Season 3	1/2hr	13	6.5
Nashville Season 1	1hr	8	8.0	Bloomberg The Mentor Season 2	1/2hr	4	2.0
Pilots	1/2hr	1	0.5	Boss Season 1	1hr	8	8.0
				Mad Men Season 5	1hr	3	3.0
				Pilots	1/2hr & 1hr	2	1.5
		32	25.0			43	27.5
Revenues included in domestic series licensing from Lionsgate Television increased in the nine months ended December 31, 2012, due to an increase in the average revenue per episode delivered in the nine months ended December 31, 2012 as compared to the nine months ended December 31, 2011. Revenues included in domestic series licensing from Debmar-Mercury decreased in the nine months ended December 31, 2012, primarily because the nine months ended December 31, 2011 included higher revenues generated from House of Payne and Are We There Yet as compared to the nine months ended December 31, 2012. Revenues included in domestic series licensing from Debmar-Mercury in the nine months ended December 31, 2012 primarily included revenue from Anger Management, House of Payne, Family Feud Season 5, Meet the Browns Season 1, The Jeremy Kyle Show Season 1, and The Wendy Williams Show Season 3. Revenues included in domestic series licensing from Debmar-Mercury in the nine months ended December 31, 2011 primarily included revenue from Are We There Yet, House of Payne, Family Feud Season 4, Meet the Browns Season 1, and The Wendy Williams Show Season 2.
International revenue increased in the nine months ended December 31, 2012 due to an increase in episodes of programming delivered internationally. International revenue in the nine months ended December 31, 2012 primarily included revenue from Anger Management, Boss Season 1, Mad Men Seasons 4 and 5, and The Jeremy Kyle Show Season 1. International revenue in the nine months ended December 31, 2011 included revenue from Blue Mountain State Season 2, Weeds Seasons 5 and 6, Mad Men Seasons 1,2,3, and 4.
The decrease in revenue from home entertainment releases of television production is primarily due to a decrease in digital media revenue. Home entertainment releases of television product in the nine months ended December 31, 2012 primarily included revenue from Weeds Seasons 6 and 7, and Mad Men Season 5. In the nine months ended December 31, 2011, home entertainment releases of television product primarily included digital media revenue from Mad Men Seasons 1,2,3, and 4, Weeds Seasons 1, 2, 3, 4 and 5, and Debmar Mercury's Hell's Kitchen, and to a lesser extent, packaged media revenue from Weeds Season 6 (released February 2011) in the nine months ended December 31, 2011.

Direct Operating Expenses
The following table sets forth direct operating expenses by segment for the nine months ended December 31, 2012 and 2011:

	Nine Months Ended			Nine Months Ended
	December 31, 2012			December 31, 2011
	Motion Pictures	Television Production	Total	Motion Pictures	Television Production	Total
	(Amounts in millions)
Direct operating expenses
Amortization of films and television programs	$517.3	$141.6	$658.9	$226.2	$129.0	$355.2
Participation and residual expense	254.6	55.0	309.6	103.1	89.4	192.5
Other expenses	2.6	0.3	2.9	0.1	(0.1)	—
	$774.5	$196.9	$971.4	$329.4	$218.3	$547.7
Direct operating expenses as a percentage of segment revenues	45.9%	84.0%	50.5%	51.1%	73.4%	58.1%
Direct operating expenses of the motion pictures segment of $774.5 million for the nine months ended December 31, 2012 were 45.9% of motion pictures revenue, compared to $329.4 million, or 51.1% of motion pictures revenue for the nine months ended December 31, 2011. The decrease in direct operating expense of the motion pictures segment as a percentage of revenue in the nine months ended December 31, 2012 is primarily driven by the titles in our theatrical slates. The direct operating expense as a percentage of revenue in the nine months ended December 31, 2011 was primarily driven by the performance of the titles in our fiscal 2012 theatrical slate. The direct operating expense as a percentage of revenues in the nine months ended December 31, 2012 is driven by the performance of The Hunger Games and, to a lesser extent, the titles released in our fiscal 2013 theatrical slate offset by the generally higher direct operating expense as a percentage of revenue associated with the acquisition of the Summit titles as a result of the increase in film cost associated with valuing those titles at fair value on our balance sheet under purchase accounting rules. Investment in film write-downs of the motion pictures segment during the nine months ended December 31, 2012 totaled approximately $4.7 million, compared to $4.2 million for the nine months ended December 31, 2011. In the nine months ended December 31, 2012, there were two write-downs that individually exceeded $1.0 million, which totaled $3.0 million in the aggregate, and in the nine months ended December 31, 2011, there were no write-downs that individually exceeded $1.0 million. Due to the January 2012 acquisition of Summit, we currently expect that direct operating expenses of the motion pictures segment for fiscal 2013 will increase as compared to fiscal 2012.
Direct operating expenses of the television production segment of $196.9 million for the nine months ended December 31, 2012 were 84.0% of television revenue, compared to $218.3 million, or 73.4%, of television revenue for the nine months ended December 31, 2011. The increase in direct operating expenses as a percentage of television revenue is primarily due to the change in mix of titles generating revenue compared to the nine months ended December 31, 2011, in addition to higher charges for write-downs of television costs in the nine months ended December 31, 2012 as compared to the nine months ended December 31, 2011. In the nine months ended December 31, 2012, $12.3 million of charges for write-downs of television film costs were included in the amortization of television programs, compared to charges of $2.0 million in the nine months ended December 31, 2011. In the nine months ended December 31, 2012, there were write-downs on four television series that individually exceeded $1.0 million, totaling $10.5 million in the aggregate, and in the nine months ended December 31, 2011, there were no write-downs that individually exceeded $1.0 million.

Distribution and Marketing Expenses
The following table sets forth distribution and marketing expenses by segment for the nine months ended December 31, 2012 and 2011:

	Nine Months Ended			Nine Months Ended
	December 31, 2012			December 31, 2011
	Motion Pictures	Television Production	Total	Motion Pictures	Television Production	Total
	(Amounts in millions)
Distribution and marketing expenses
Theatrical	$379.5	$0.1	$379.6	$116.9	$—	$116.9
Home Entertainment	151.6	6.4	158.0	102.2	7.1	109.3
Television	2.4	12.1	14.5	0.6	10.4	11.0
International	6.7	3.8	10.5	3.1	2.6	5.7
Lionsgate UK	55.2	0.7	55.9	33.9	1.0	34.9
Other	6.5	0.2	6.7	1.3	0.1	1.4
	$601.9	$23.3	$625.2	$258.0	$21.2	$279.2

The majority of distribution and marketing expenses relate to the motion pictures segment. Theatrical prints and advertising (“P&A”) in the motion pictures segment in the nine months ended December 31, 2012 of $379.5 million increased $262.6 million, compared to $116.9 million in the nine months ended December 31, 2011, largely due to twelve wide theatrical releases in the nine months ended December 31, 2012, as compared to four wide theatrical releases in the nine months ended December 31, 2011. Domestic theatrical P&A from the motion pictures segment in the nine months ended December 31, 2012 included P&A incurred on the release of Alex Cross, Dredd 3D, Madea's Witness Protection, Safe, Sinister, Step Up Revolution, The Expendables 2, The Possession, The Twilight Saga: Breaking Dawn - Part 2, and What to Expect When You're Expecting. Approximately $38.4 million of P&A was incurred in advance for films to be released in subsequent quarters, such as Texas Chainsaw 3D, The Last Stand, Snitch and Warm Bodies. Domestic theatrical P&A from the motion pictures segment in the nine months ended December 31, 2011 included P&A incurred on the release of Abduction, Conan the Barbarian, Madea's Big Happy Family and Warrior. In addition, $8.3 million of P&A was incurred in advance for films to be released in subsequent quarters, such as Safe, and The Hunger Games. We currently expect that distribution and marketing expenses of the motion pictures segment for fiscal 2013 will increase as compared to fiscal 2012 due to an increase in the number of theatrical releases anticipated in our fiscal 2013 theatrical slate as compared to our fiscal 2012 slate.
Home entertainment distribution and marketing costs on motion pictures and television product in the nine months ended December 31, 2012 of $158.0 million increased $48.7 million, or 44.6%, compared to $109.3 million in the nine months ended December 31, 2011, primarily due to higher motion pictures home entertainment revenues. Home entertainment distribution and marketing costs as a percentage of home entertainment revenues was 24.0% and 25.4% in the nine months ended December 31, 2012 and the nine months ended December 31, 2011, respectively.
Lionsgate UK distribution and marketing expenses in the motion pictures segment in the nine months ended December 31, 2012 of $55.2 million increased from $33.9 million in the nine months ended December 31, 2011.

General and Administrative Expenses
The following table sets forth general and administrative expenses by segment for the nine months ended December 31, 2012 and 2011:

	Nine Months Ended	Nine Months Ended	Increase (Decrease)
	December 31, 2012	December 31, 2011	Amount	Percent
	(Amounts in millions)
General and administrative expenses
Motion Pictures	$48.3	$34.4	$13.9	40.4%
Television Production	8.8	8.3	0.5	6.0%
Shared services and corporate expenses, excluding items below	58.6	37.5	21.1	56.3%
Total general and administrative expenses before share-based compensation expense, shareholder activist matter expenses, and acquisition related expenses	115.7	80.2	35.5	44.3%
Share-based compensation expense	25.6	9.7	15.9	163.9%
Shareholder activist matter	—	1.0	(1.0)	(100.0)%
Severance and transaction costs related to the acquisition of Summit Entertainment, LLC	2.0	2.3	(0.3)	(13.0)%
	27.6	13.0	14.6	112.3%
Total general and administrative expenses	$143.3	$93.2	$50.1	53.8%
Total general and administrative expenses as a percentage of revenue	7.5%	9.9%
General and administrative expenses excluding share-based compensation expense, shareholder activist matter expenses, and acquisition related expenses, as a percentage of revenue	6.0%	8.5%
Total General and Administrative Expenses
General and administrative expenses increased by $50.1 million, or 53.8%, as reflected in the table above and further discussed below.
Motion Pictures
General and administrative expenses of the motion pictures segment increased $13.9 million, or 40.4%. The increase in motion pictures general and administrative expenses is primarily due to increases in salaries and related expenses, rents and facilities expenses and professional fees. The increases are primarily due to increased personnel associated with the acquisition of Summit Entertainment on January 13, 2012. Included in the motion pictures segment in the nine months ended December 31, 2011 is $2.4 million in general and administrative expenses associated with Maple Pictures, which was sold on August 10, 2011. In the nine months ended December 31, 2012, $8.5 million of motion pictures production overhead was capitalized compared to $7.6 million in the nine months ended December 31, 2011.
Television Production
General and administrative expenses of the television production segment increased $0.5 million, or 6.0%. In the nine months ended December 31, 2012, $4.5 million of television production overhead was capitalized compared to $4.3 million in the nine months ended December 31, 2011.

Shared Services and Corporate Expenses
Shared services and corporate expenses excluding share-based compensation expense, shareholder activist matter costs and severance and transaction costs related to the acquisition of Summit, increased $21.1 million, or 56.3%, mainly due to increases in salaries and related expenses, incentive related compensation and legal and professional fees.

Shareholder activist matter costs were nil in the nine months ended December 31, 2012. Shareholder activist matter costs in the nine months ended December 31, 2011 include a $3.9 million benefit, recorded in the quarter ended June 30, 2011, related to a negotiated settlement with a vendor of costs incurred and recorded in the prior fiscal year, and insurance recoveries of related litigation offset by other costs incurred.

Share-Based Compensation Expense. The following table sets forth share-based compensation expense included in shared services and corporate expenses for the nine months ended December 31, 2012 and 2011:

	Nine Months Ended	Nine Months Ended	Increase (Decrease)
	December 31, 2012	December 31, 2011	Amount	Percent
	(Amounts in millions)
Share-based compensation expense:
Stock options	$1.8	$0.1	$1.7	1,700.0%
Restricted share units and other share-based compensation	16.2	7.2	9.0	125.0%
Stock appreciation rights	7.6	2.4	5.2	216.7%
	$25.6	$9.7	$15.9	163.9%
Depreciation, Amortization and Other Expenses (Income)
Depreciation and amortization of $6.2 million for the nine months ended December 31, 2012 increased $3.6 million from $2.6 million in the nine months ended December 31, 2011, primarily due to the amortization of finite-lived intangible assets associated with the Summit acquisition in the nine months ended December 31, 2012, with no comparable amortization in the nine months ended December 31, 2011.
Interest expense of $73.5 million for the nine months ended December 31, 2012 increased $22.4 million, or 43.8%, from $51.1 million in the nine months ended December 31, 2011, primarily due to the addition of the Term Loan in connection with the Summit acquisition while it was outstanding, and to a lesser extent, due to higher borrowings under our senior revolving credit facility. As a result of the pay off of the Term Loan during the quarter ended December 31, 2012 (see Note 5 to our consolidated financial statements), we expect a reduction in our overall effective interest rate on our corporate debt. The following table sets forth the components of interest expense for the nine months ended December 31, 2012 and 2011:

	Nine Months Ended	Nine Months Ended
	December 31, 2012	December 31, 2011
	(Amounts in millions)
Interest Expense
Cash Based:
Senior revolving credit facility	$7.3	$2.8
Convertible senior subordinated notes	3.5	2.9
Senior secured second-priority notes	33.5	31.1
Term loan	12.2	—
Other	3.3	3.5
	59.8	40.3
Non-Cash Based:
Amortization of discount (premium) on:
Liability component of convertible senior subordinated notes	5.6	5.8
Senior secured second-priority notes	0.6	0.6
Term loan	0.6	—
Amortization of deferred financing costs	6.9	4.4
	13.7	10.8
	$73.5	$51.1
Interest and other income was $3.1 million in the nine months ended December 31, 2012, compared to $1.9 million in the nine months ended December 31, 2011.
The following table represents our portion of the income or (loss) of our equity method investees based on our percentage ownership for the nine months ended December 31, 2012 and 2011:

	December 31, 2012	Nine Months Ended	Nine Months Ended
	Ownership Percentage	December 31, 2012	December 31, 2011
			As adjusted (2)
		(Amounts in millions)
Horror Entertainment, LLC (“FEARnet”)	34.5%	$0.4	$0.2
NextPoint, Inc. (“Break Media”)	42.0%	(3.0)	(3.0)
Roadside Attractions, LLC	43.0%	0.5	0.4
Studio 3 Partners, LLC (“EPIX”) (1)	31.2%	12.8	15.9
TV Guide Network (1)	51.0%	(12.6)	(5.4)
Tiger Gate Entertainment Limited ("Tiger Gate")	16.0%	—	(2.1)
		$(1.9)	$6.0
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

(2)	Due to the elimination of the one-quarter lag in reporting EPIX's results, equity interest income for EPIX for the three and nine months ended December 31, 2011 has been adjusted as shown above.

Loss on Extinguishment of Debt

Loss on extinguishment of debt was $23.8 million for the nine months ended December 31, 2012, primarily resulting from the October 18, 2012 pay off of the remaining amounts outstanding under the Term Loan, which resulted in the write off of a proportionate amount of the related unamortized deferred financing costs and debt discount of $14.6 million. The nine months ended December 31, 2012 also includes $8.2 million for the write off of a portion of deferred financing costs and unamortized discount due to the voluntary early repayments of the Term Loan of approximately $163.3 million. For the nine months ended December 31, 2011, the loss on extinguishment of debt was $1.0 million resulting from the May 2011 repurchase of approximately $19.4 million in aggregate principal amount of the October 2004 2.9375% Notes, and the August 2011 repurchase of approximately $10.0 million in aggregate principal amount of the Senior Notes.

Income Tax Provision
We had an income tax expense of $11.0 million, or 13.7%, of income before income taxes in the nine months ended December 31, 2012, compared to an expense of $2.9 million, or (21.1)%, of loss before income taxes in the nine months ended December 31, 2011. The tax expense reflected in the nine months ended December 31, 2012 is primarily attributable to deferred U.S. income taxes and foreign withholding taxes. Our actual annual effective tax rate will differ from the statutory federal rate as a result of several factors, including changes in the valuation allowance against net deferred tax assets, non-temporary differences, foreign income taxed at different rates, and state and local income taxes. Income tax loss carryforwards, subject to certain limitations that may prevent us from fully utilizing them, amount to approximately $204.8 million for U.S. federal income tax purposes available to reduce income taxes over twenty years, $188.9 million for U.S. state income tax purposes available to reduce income taxes over future years with varying expirations, $35.0 million for Canadian income tax purposes available to reduce income taxes over 20 years with varying expirations, and $8.7 million for U.K. income tax purposes available indefinitely to reduce future income taxes.

Net Income (Loss)
Net income for the nine months ended December 31, 2012 was $69.2 million, or basic net income per common share of $0.52 on 134.2 million weighted average common shares outstanding and diluted net income per common share of $0.51 on 136.7 million weighted average common shares outstanding. This compares to net loss for the nine months ended December 31, 2011 of $16.4 million, or basic and diluted net loss per common share of $0.12 on 132.4 million weighted average common shares outstanding.

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

Senior Revolving Credit Facility
Outstanding Amount. At December 31, 2012, we had borrowings of $446.5 million (March 31, 2012 — $99.8 million).
Availability of Funds. At December 31, 2012, there was $194.9 million available (March 31, 2012 — $230.2 million). On September 27, 2012 the Company amended and restated its senior revolving credit facility. The amended and restated senior revolving credit facility provides for borrowings and letters of credit up to an aggregate of $800 million, subject to a borrowing base and other restrictions. Due to restrictions in our senior secured second-priority notes indenture, the maximum borrowing allowed is $650 million (previously $340 million), unless certain ratios are met. The availability of funds is limited by a borrowing base and also reduced by outstanding letters of credit which amounted to $8.6 million at December 31, 2012 (March 31, 2012 — $10.0 million).
Maturity Date. The senior revolving credit facility expires the earlier of (i) September 27, 2017 or (ii) six (6) months prior to the maturity of the our senior secured second-priority notes.
Interest. Interest is payable at an alternative base rate, as defined, plus 1.5% or LIBOR plus 2.5% as designated by the
Company. As of December 31, 2012, the senior revolving credit facility bore interest of 2.5% over the LIBOR rate (effective interest rate of 2.71% and 2.74% on borrowings outstanding as of December 31, 2012 and March 31, 2012, respectively).
Commitment Fee. We are required to pay a quarterly commitment fee of 0.375% to 0.5% per annum, depending on the average balance of borrowings outstanding during the period, on the total senior revolving credit facility of $800 million less the amount drawn.
Security. Obligations under the senior revolving credit facility are secured by collateral (as defined in the credit agreement) granted by us and certain of our subsidiaries, as well as a pledge of equity interests in certain of our subsidiaries.
Covenants. The senior revolving credit facility contains a number of affirmative and negative covenants that, among other things, require us to satisfy certain financial covenants and restrict our ability to incur additional debt, pay dividends and make distributions, make certain investments and acquisitions, repurchase its stock and prepay certain indebtedness, create liens, enter into agreements with affiliates, modify the nature of our business, enter into sale-leaseback transactions, transfer and sell material assets and merge or consolidate. As of December 31, 2012, we were in compliance with all applicable covenants.
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
On May 13, 2011, LGEI issued approximately $200.0 million aggregate principal amount of additional senior secured second-priority notes due 2016 (the “May 2011 Senior Notes”, and collectively with the October 2009 Senior Notes, the “Senior Notes”) in a private offering conducted pursuant to Rule 144A and Regulation S under the Securities Act. The May 2011 Senior Notes have the same terms as the October 2009 Senior Notes, except for the issue date, issue price and first interest payment.
Outstanding Amount. The outstanding amount is set forth in the table below:

	December 31, 2012
	Principal	Unamortized Premium/ (Discount)	Net Carrying Amount
	(Amounts in thousands)
Senior Secured Second-Priority Notes	$436,000	$(3,924)	$432,076
Maturity Date. The Senior Notes are due November 1, 2016.

Original Issue Discount/Premium. The October 2009 Senior Notes were issued by LGEI at an initial price of 95.222% (original issue discount — 4.778%) of the principal amount. The May 2011 Senior Notes were issued by LGEI at an initial price of 102.219% (original issue premium — 2.219%) of the principal amount. The original issue discount/premium and deferred financing costs are being amortized through November 1, 2016 using the effective interest method. As of December 31, 2012, the remaining amortization period was 3.8 years.
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
Covenants. The Senior Notes contain certain restrictions and covenants that, subject to certain exceptions, limit our ability to incur additional indebtedness, pay dividends or repurchase our common shares, make certain loans or investments, and sell or otherwise dispose of certain assets subject to certain conditions, among other limitations. As of December 31, 2012, we were in compliance with all applicable covenants.
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

Borrowing Base Definition Clause (2)	Category Name	December 31, 2012
		Gross (1)		Rate	Net (1)
		(Amounts in millions)
(i)	Eligible Major Domestic Receivables	$451.2	@	100%	$451.2
(ii)	Eligible Acceptable Domestic Receivables	260.4	@	90%	234.3
(iii)	Eligible Acceptable Foreign Receivables	73.3	@	85%	62.3
(iv)	Acceptable Tax Credits	87.9	@	85%/75%	68.4
(v)	Other Receivables	23.1	@	50%	11.5
	Borrowing Base from Receivables	$895.9			$827.7
(vii)	Unsold Rights Valuation	648.7	@	50%	324.3
(viii)	Eligible Video Cassette Inventory	33.2		lesser of 50% or $10 million	10.0
(ix)	Total Home Video, Pay Television, Free Television Credits	388.2		Misc.	326.3
(xiii)	Cash Collateral Accounts	11.1	@	100%	11.1
(xiv)	P&A Credit	12.9	@	50%	6.4
	Borrowing Base at December 31, 2012 (3)	$1,990.0			$1,505.8

(1)
Gross amount represents the amount as of each applicable category and the net amount represents the acceptable portion of that amount permitted to be counted in the Borrowing Base (as defined) under the indenture.

(2)
The following numbered clauses from the Borrowing Base definition were either not applicable or not material as of December 31, 2012: (x) Direct to Video Credit; (xi) Foreign Rights Credit; (xii) Eligible L/C Receivables.

(3)
Subsequent to the termination of the Term Loan, the assets of Summit and certain of its affiliates became guarantors under the Senior Notes, and therefore are included in the Borrowing Base as of December 31, 2012.

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

On October 18, 2012, we terminated and paid off all amounts outstanding under the Term Loan (Note 5) of $299.2 million, as well as all accrued but unpaid interest. Additionally, we have arranged for Summit and certain of its affiliates to become guarantors of our senior credit facility and our Senior Notes due 2016, and pledge their assets in support of such guaranties, in accordance with their respective terms. As a result of the pay off of the remaining amounts outstanding under the Term Loan, during the three months ended December 31, 2012, we wrote off a proportionate amount of the related unamortized deferred financing costs and debt discount of $14.6 million, which is included in loss on extinguishment of debt in the consolidated statements of operations (see Note 5 to our consolidated financial statements).
Outstanding Amount. There were no amounts outstanding under the Term Loan as of December 31, 2012.
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
Covenants. The Term Loan contained a number of affirmative and negative covenants that, among other things, required Summit to satisfy certain financial covenants.

Convertible Senior Subordinated Notes
As of December 31, 2012, we have convertible senior subordinated notes outstanding of $110.9 million in aggregate principal amount (carrying value — $86.0 million). In October 2014, $0.3 million of these convertible senior subordinated notes are redeemable by the holder and beginning in March 2015, an additional $65.6 million of these convertible senior subordinated notes are redeemable by the holder.
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
Outstanding Amount: As of December 31, 2012, $65.6 million of aggregate principal amount (carrying value — $49.1 million) of the April 2009 3.625% Notes remains outstanding.
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
January 2012 4.00% Notes. In January 2012, LGEI issued approximately $45.0 million of January 2012 4.00% Notes.
Outstanding Amount: As of December 31, 2012, $45.0 million of aggregate principal amount (carrying value — $36.5 million) of the January 2012 4.00% Notes remains outstanding.
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
Production Loans and Participation Financing Arrangements
Individual Production Loans
As of December 31, 2012, amounts outstanding under individual production loans were $329.5 million. Individual productions loans represent individual loans for the production of film and television programs that we produce. Individual production loans have contractual repayment dates either at or near the expected completion date, with the exception of certain loans containing repayment dates on a longer term basis. Individual production loans of $314.5 million incur interest at rates ranging from 3.32% to 4.07%, and approximately $15.0 million of production loans are non-interest bearing.
Film Credit Facility
On October 6, 2009, we entered into a revolving film credit facility agreement, as amended effective December 31, 2009 and June 22, 2010 (the “Film Credit Facility”), which provides for borrowings for the acquisition or production of motion pictures.
Outstanding Amount. At December 31, 2012, we had borrowings of $8.9 million (March 31, 2012 — $43.9 million).
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
Interest. As of December 31, 2012, the Film Credit Facility bore interest of 3.25% over the “LIBO” rate (as defined in the credit agreement). The weighted average interest rate on borrowings outstanding as of December 31, 2012 was 3.46% (March 31, 2012 — 3.49%).
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
Outstanding Amount. At December 31, 2012, we had borrowings of $65.0 million (March 31, 2012 — $65.5 million).
Availability of Funds. At December 31, 2012, there were no amounts available under this agreement.
Maturity Date. All amounts borrowed under this loan agreement with the Pennsylvania Regional Center are due April 11, 2013, five years from the date that we began to borrow under this agreement.
Interest. Amounts borrowed under the agreement carry an interest rate of 1.5%, which is payable semi-annually.
Security. The loan is secured by a first priority security interest in our film library pursuant to an intercreditor agreement with our senior lender under our senior revolving credit facility. Pursuant to the terms of our senior revolving credit facility, we are required to maintain certain collateral equal to the loans outstanding plus 5% under this facility. Such collateral can consist of cash, cash equivalents or debt securities, including our convertible senior subordinated notes repurchased. As of December 31, 2012, $59.4 million principal value (fair value — $72.1 million) of our convertible senior subordinated notes repurchased (see Note 7 to our consolidated financial statements) was held as collateral under our senior revolving credit facility.
Filmed Entertainment Backlog
Filmed Entertainment Backlog. Backlog represents the amount of future revenue not yet recorded from contracts for the licensing of films and television product for television exhibition and in international markets. Backlog at December 31, 2012 and March 31, 2012 was $1.2 billion and $999.7 million, respectively.

Discussion of Operating, Investing, Financing Cash Flows

The following table sets forth the net change in cash and cash equivalents for the nine months ended December 31, 2012 as compared to the nine months ended December 31, 2011:

	Nine Months Ended
	December 31,
	2012	2011	Net Change
	(Amounts in thousands)
Cash provided by (used in) operating activities	$218,259	$(211,852)	$430,111
Cash provided by investing activities	6,520	5,040	1,480
Cash provided by (used in) financing activities	(242,153)	175,573	(417,726)
Foreign exchange effects on cash	1,264	(2,329)	3,593
Increase/ (decrease) in cash and cash equivalents	$(16,110)	$(33,568)	$17,458

Cash Flows Provided by/Used in Operating Activities. Cash flows provided by operating activities for the nine months ended December 31, 2012 were $218.3 million compared to cash flows used in operating activities for the nine months ended December 31, 2011 of $211.9 million. The increase in cash provided by operating activities was primarily due to higher net income before non-cash charges, offset by the changes in operating assets and liabilities. The decrease in cash from changes in operating assets and liabilities were primarily due to a decrease in film obligations and increases in restricted cash, investment in films and television programs, and other assets, offset by higher collections of accounts receivable and increases in accounts payable and accrued liabilities, participations and residuals, and deferred revenue during the nine months ended December 31, 2012 as compared to the nine months ended December 31, 2011.
Cash Flows Provided by Investing Activities. Cash flows provided by investing activities of $6.5 million for the nine months ended December 31, 2012 consisted of $6.4 million of proceeds from the sale of investments, $4.3 million in repayments of loans receivables offset by $2.0 million for purchases of investments and $2.1 million for purchases of property and equipment. Cash flows provided by investing activities of $5.0 million for the nine months ended December 31, 2011 consisted of $9.1 million of proceeds from the sale of asset group, net of transaction costs and cash disposed of $3.9 million, offset by $1.5 million for purchases of property and equipment, $1.0 million of capital contributions to companies accounted as equity method investments, and $1.5 million for an increase in loans made to Break Media.
Cash Flows Provided by/Used in Financing Activities. Cash flows used in financing activities of $242.2 million for the nine months ended December 31, 2012 consisted of $484.7 million of repayments under the Term Loan, $322.1 million repayment of production loans, $758.2 million repayment on the senior revolving credit facility, $15.8 million of deferred financing costs associated with the amended and restated senior revolving credit facility, $3.3 million payment of consent fee under senior secured second-priority notes, $7.6 million payment for the repurchase of convertible senior subordinated notes, $3.7 million repayment of certain other financing obligations, $12.8 million increase in restricted cash collateral requirement under the Film Credit Facility, and $4.9 million paid for tax withholding requirements associated with our equity awards, offset by borrowings of $1.1 billion under the senior revolving credit facility, borrowings of $263.1 million under production loans, and $2.9 million from the exercise of stock options. Cash flows provided by financing activities of $175.6 million for the nine months ended December 31, 2011 resulted from the receipt of net proceeds of $202.0 million from the sale of Senior Notes, borrowings of $263.7 million under the senior revolving credit facility and $241.9 million under production loans, partially offset by $238.9 million repayment on the senior revolving credit facility, $157.5 million repayment of production loans, $77.1 million payment for the repurchase of common shares, $46.1 million payment for the repurchase of convertible senior subordinated notes, $9.9 million payment for the repurchase of Senior Notes, and $2.6 million paid for tax withholding requirements associated with our equity awards.
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

Table of Debt and Other Financing Obligations and Contractual Commitments
The following table sets forth our future annual repayment of debt and other financing obligations outstanding, and our contractual commitments as of December 31, 2012:

	Three Months Ended March 31,	Year Ended March 31,
	2013	2014	2015	2016	2017	Thereafter	Total
Future annual repayment of debt and other financing obligations recorded as of December 31, 2012
Senior revolving credit facility	$—	$—	$—	$—	$446,474	$—	$446,474
Principal amount of senior secured second-priority notes, due November 2016 (carrying value of $432.1 million at December 31, 2012)	—	—	—	—	436,000	—	436,000
Film obligations (1)	35,722	19,440	16,020	11,680	2,000	3,000	87,862
Production loans (1)
Individual production loans	33,539	170,612	100,036	25,355	—	—	329,542
Pennsylvania Regional Center production loans	—	65,000	—	—	—	—	65,000
Film credit facility	8,877	—	—	—	—	—	8,877
Principal amounts of convertible senior subordinated notes and other financing obligations (2)
October 2004 2.9375% Notes (carrying value of $0.3 million at December 31, 2012)	—	—	348	—	—	—	348
April 2009 3.625% Notes (carrying value of $49.1 million at December 31, 2012)	—	—	65,574	—	—	—	65,574
January 2012 4.00% Notes (carrying value of $36.5 million at December 31, 2012)	—	—	—	—	45,000	—	45,000
	78,138	255,052	181,978	37,035	929,474	3,000	1,484,677
Contractual commitments by expected repayment date
Distribution and marketing commitments (3)	20,626	144,569	17,992	—	—	—	183,187
Minimum guarantee commitments (4)	70,370	161,215	8,698	5,500	4,000	4,000	253,783
Production loan commitments (4)	393	29,092	70,575	24,645	—	—	124,705
Cash interest payments on subordinated notes and other financing obligations	2,089	4,187	4,187	1,800	1,800	—	14,063
Cash interest payments on senior secured second priority notes	—	44,690	44,690	44,690	44,690	—	178,760
Operating lease commitments	2,862	10,762	9,174	4,313	752	2,510	30,373
Other contractual obligations	—	1,913	1,929	419	—	—	4,261
Employment and consulting contracts	14,872	44,275	21,241	5,932	1,000	586	87,906
	111,212	440,703	178,486	87,299	52,242	7,096	877,038
Total future commitments under contractual obligations (5)	$189,350	$695,755	$360,464	$124,334	$981,716	$10,096	$2,361,715
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

(5)	Excludes the interest payments on the senior revolving credit facility as future amounts are not fixed or determinable due to fluctuating balances and interest rates.
Undistributed Foreign Earnings
Deferred taxes are not provided on undistributed earnings of our foreign subsidiaries because we do not intend to repatriate the funds. Should we repatriate the funds in the future, we would have to record and pay taxes on those earnings; however, the incremental tax liability on our undistributed earnings currently is not material.
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
Currency Rate Risk. We enter into forward foreign exchange contracts to hedge our foreign currency exposures on future production expenses denominated in various foreign currencies. As of December 31, 2012, the Company had the following outstanding forward foreign exchange contracts with maturities of less than 12 months from December 31, 2012:

December 31, 2012
Foreign Currency	Foreign Currency Amount		US Dollar Amount	Weighted Average Exchange Rate
	(Amounts in millions)		(Amounts in millions)
British Pound Sterling	£4.2	in exchange for	$6.8	$1.61
Canadian Dollar	$7.8	in exchange for	$7.8	$1.00
Changes in the fair value representing a net unrealized fair value gain (loss) on foreign exchange contracts that qualified as effective hedge contracts outstanding during the three and nine months ended December 31, 2012 were a $0.1 million gain (2011 - $0.2 million loss and $0.5 million gain, respectively), and are included in accumulated other comprehensive loss, a separate component of shareholders’ equity. Changes in the fair value representing a net unrealized fair value gain (loss) on foreign exchange contracts that did not qualify as effective hedge contracts outstanding during the three and nine months ended December 31, 2012 were $0.3 million loss and $0.3 million gain, respectively, (2011 - nil) and are included in direct operating expenses in the consolidated statement of operations. These contracts are entered into with a major financial institution as counterparty. We are exposed to credit loss in the event of nonperformance by the counterparty, which is limited to the cost of replacing the contracts, at current market rates. We do not require collateral or other security to support these contracts.
Interest Rate Risk. Certain of our borrowings, primarily borrowings under our amended and restated senior revolving credit facility, certain production loans and the Film Credit Facility, are, and are expected to continue to be, at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income would decrease. The applicable margin with respect to loans under the amended and restated senior revolving credit facility is a percentage per annum equal to 2.50% plus an adjusted rate based on LIBOR. The applicable margin with respect to loans under the Film Credit Facility is a percentage per annum equal to 3.25% over the “LIBO” rate (as defined in the Film Credit Facility agreement). Assuming the amended and restated senior revolving credit facility is drawn up to its maximum borrowing capacity of $650 million (as permitted by the Supplemental Indenture discussed in Note 5 to our consolidated financial statements) and the Film Credit Facility are fully drawn, based on the applicable LIBOR in effect as of December 31, 2012, each quarter point change in interest rates would result in a $1.6 million change in annual interest expense on the amended and restated senior revolving credit facility and $0.1 million change in annual interest expense on the Film Credit Facility. The variable interest production loans incur interest at rates ranging from approximately 3.32% to 4.07% and applicable margins ranging from 2.50% over the one, three, or six-month LIBOR to 3.25% over the one, three or six month LIBOR. A quarter point increase of the interest rates on the outstanding principal amount of our variable rate production loans would result in $0.8 million in additional costs capitalized to the respective film or television asset.

The following table presents our financial instruments that are sensitive to changes in interest rates. The table also presents the cash flows of the principal amounts of the financial instruments with the related weighted-average interest rates by expected maturity dates and the fair value of the instrument as of December 31, 2012:

	Three Months Ended March 31,	Year Ended March 31,						Fair Value
	2013	2014	2015	2016	2017	Thereafter	Total	12/31/2012
Variable Rates:
Senior Revolving Credit Facility (1)	$—	$—	$—	$—	$446,474	$—	$446,474	$446,474
Average Interest Rate	—	—	—	—	2.71%	—
Principal Amount of Senior Secured Second-Priority Notes (2)	—	—	—	—	436,000	—	436,000	480,036
Average Interest Rate	—	—	—	—	10.25%	—
Production Loans (3):
Individual production loans	33,539	155,612	100,036	25,355	—	—	314,542	314,542
Average Interest Rate	4.07%	3.66%	3.32%	3.57%	—	—
Film Credit Facility	8,877	—	—	—	—	—	8,877	8,877
Average Interest Rate	3.46%	—	—	—	—	—
Fixed Rates:
Production Loans (4):
Pennsylvania Regional Center production loans	—	65,000	—	—	—	—	65,000	64,509
Average Interest Rate	—	1.50%	—	—	—	—
Principal Amounts of Convertible Senior Subordinated Notes (5):
October 2004 2.9375% Notes	—	—	348	—	—	—	348	266
Average Interest Rate	—	—	2.94%	—	—	—
April 2009 3.625% Notes	—	—	65,574	—	—	—	65,574	65,925
Average Interest Rate	—	—	3.63%	—	—	—
January 2012 4.00% Notes	—	—	—	—	45,000	—	45,000	37,301
Average Interest Rate	—	—	—	—	4.00%	—
	$42,416	$220,612	$165,958	$25,355	$927,474	$—	$1,381,815	$1,417,930
 ____________________

(1)
Amended and restated senior revolving credit facility, which expires the earlier of (i) September 27, 2017 or (ii) six (6) months prior to the maturity of the senior secured second-priority notes and bears interest of 2.50% over the Adjusted LIBOR rate.

(2)	Senior secured second-priority notes with a fixed interest rate equal to 10.25%.

(3)
Amounts owed to film production entities on anticipated delivery date or release date of the titles or the contractual due dates of the obligation. Production loans of $314.5 million incur interest at rates ranging from approximately 3.32% to 4.07%. Not included in the table above are approximately $15.0 million of production loans which are non-interest bearing.

(4)	Long term production loans with a fixed interest rate equal to 1.5%.

(5)	The future repayment dates of the convertible senior subordinated notes represent the next possible redemption date by the holder for each note respectively.

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
As of December 31, 2012, the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures were effective as of December 31, 2012.
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

The agreements governing certain of our long-term indebtedness contain change in control provisions that are triggered when any of our shareholders, directly or indirectly, acquires ownership or control in excess of a certain percentage of our common shares. As of February 1, 2013, three of our shareholders, Mark H. Rachesky, M.D., Capital Research Global Investors, and FMR LLC, and their respective affiliates, beneficially owned approximately 37.9%, 12.2% and 5.9%, respectively, of our outstanding common shares.

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

As of February 1, 2013, three of our shareholders beneficially owned an aggregate of 75,727,566 of our common shares, or approximately 56.0% of the outstanding shares. In addition, one of these shareholders, Mark H. Rachesky, M.D., the beneficial owner of approximately 37.9% of our outstanding common shares, currently serves as the Chairman of our Board of Directors. Accordingly, these three shareholders, collectively, have the power to exercise substantial influence over us and on matters requiring approval by our shareholders, including the election of directors, the approval of mergers and other significant corporate transactions. This concentration of ownership may make it more difficult for other shareholders to effect substantial changes in our company and may also have the effect of delaying, preventing or expediting, as the case may be, a change in control of our company.

Sales of a substantial number of shares of our common shares, or the perception that such sales might occur, could have an adverse effect on the price of our common shares, and therefore our ability to raise additional capital to fund our operations.

As of December 31, 2012, over 56.0% of our common shares were held beneficially by certain individuals and institutional investors who each had ownership of greater than 5% of our common shares. We have also filed a resale registration statement to enable certain shareholders who received our common shares in connection with our acquisition of Summit and certain holders of debt convertible into our common shares to resell our common shares. Sales by such individuals and institutional investors of a substantial number of shares of our common shares into the public market, or the perception that such sales might occur, could have an adverse effect on the price of our common shares, which could materially impair our ability to raise capital through the sale of common shares or debt that is convertible into our common shares.

Despite our current indebtedness levels, we and our subsidiaries may be able to incur additional debt in the future.

Although each of our senior secured credit facility and the indenture governing our senior secured notes contains covenants that, among other things, limit our ability to incur additional indebtedness, including guarantees, make restricted payments and investments, and grant liens on our assets, the covenants contained in such debt documents provide a number of important exceptions and thus, do not prohibit us or our subsidiaries from doing so. Such exceptions will provide us substantial flexibility to incur indebtedness, grant liens and expend funds to operate our business. For example, under the terms of the indenture governing our senior secured notes (i) with few restrictions, we may incur indebtedness in connection with certain film and television financing arrangements, including without limitation, purchasing or acquiring rights in film or television productions or financing print and advertising expenses, and such indebtedness may be secured by liens senior to the liens in respect of our senior secured notes, and (ii) in limited circumstances, we may make investments in assets that are not included in the borrowing base supporting our senior secured notes, in each case, without having to meet the leverage ratio tests for debt incurrence or to fit such investments within the restricted payments “build up basket” or within other categories of funds applicable to making investments and other restricted payments under the indenture governing our senior secured notes.

In addition, we may incur additional indebtedness through our amended and restated $800.0 million senior secured credit facility. At December 31, 2012, we have borrowed approximately $446.5 million under our senior secured credit facility and have approximately $8.6 million in letters of credit outstanding. We could borrow some or all of the remaining permitted amount in the future. The amount we have available to borrow under this facility depends upon our borrowing base, which in turn depends on the value of our existing library of films and television programs, as well as accounts receivable and cash held in collateral accounts.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Securities

On May 31, 2007, our Board of Directors authorized the repurchase of up to $50 million of our common shares. Thereafter, on each of May 29, 2008 and November 6, 2008, as part of its regularly scheduled meetings, our Board of Directors authorized the repurchase up to an additional $50 million of our common shares, subject to market conditions. The additional resolutions increased the total authorization to $150 million. The common shares may be purchased, from time to time, at the Company's discretion, including the quantity, timing and price thereof. Such purchases will be structured as permitted by securities laws and other legal requirements. During the period from the authorization date through December 31, 2012, 6,787,310 shares have been repurchased at a cost of approximately $65.2 million (including commission costs). The share repurchase program has no expiration date.

There were no purchases of shares of our common stock by us during the three months ended December 31, 2012.

During the three months ended December 31, 2012, 59,192 shares were withheld upon the vesting of restricted share units and share issuances to satisfy minimum statutory federal, state and local tax withholding obligations.

Item 3. Defaults Upon Senior Securities.
None

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.
None

Item 6. Exhibits.

Exhibit
Number	Description of Documents
3.1(1)	Articles
3.2(2)	Notice of Articles
3.3(3)	Vertical Short Form Amalgamation Application
3.4(3)	Certificate of Amalgamation
10.92(4)	Employment Agreement, dated October 30, 2012, between the Company and Michael Burns
10.93	Employment Agreement Amendment, dated December 17, 2012, between the Company and Steve Beeks
31.1	Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certification of CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002
101(5)
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Shareholder's Equity, (iv) the Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements

__________________________

(1)	Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2005 as filed on June 29, 2005.

(2)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2010 as filed on February 9, 2011.

(3)	Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2007 as filed on May 30, 2007.

(4)	Incorporated by reference as Exhibit 10.1 to the Company's Current Report on Form 8-K as filed on November 5, 2012.

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

LIONS GATE ENTERTAINMENT CORP.
	By:	/s/ James Keegan
		Name:	James Keegan
DATE: February 11, 2013		Title:	Duly Authorized Officer and Chief Financial Officer