Form 10-Q/A
period 2012-09-30
LIONS GATE ENTERTAINMENT CORP /CN/
filed 2013-02-21
CIK 929351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________
FORM 10‑Q
Amendment No. 1

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
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date

Title of Each Class	Outstanding at November 1, 2012
Common Shares, no par value per share	146,090,466 shares

EXPLANATORY NOTE
The sole purpose of this Amendment No. 1 to Lions Gate Entertainment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 (the “Form 10-Q”) is to re-file Exhibit 10.91 to the Form 10-Q. Exhibit 10.91 is the Third Amended and Restated Credit, Security, Guaranty and Pledge Agreement dated September 27, 2012 among Lions Gate Entertainment Inc., as borrower, the Guarantors referred to therein, the Lenders referred to therein and JPMorgan Chase Bank, N.A. as administrative agent and issuing bank. This agreement was originally filed pursuant to a Confidential Treatment Application filed with the Securities and Exchange Commission. The nature of the material that has been omitted has been revised at the request of the Securities and Exchange Commission.
No other changes have been made to the Form 10-Q. This Form 10-Q/A speaks as of the original filing date of the Form 10-Q and has not been updated to reflect events occurring subsequent to the original filing date.

Part II - Other Information
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
Third Amended and Restated Credit, Security, Guaranty and Pledge Agreement dated September 27, 2012 among Lions Gate Entertainment Inc., as borrower, the Guarantors referred to therein, the Lenders referred to therein and JPMorgan Chase Bank, N.A. as administrative agent and issuing bank

31.1**	Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2**	Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.3	Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (abbreviated for Form 10-Q/A)
31.4	Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (abbreviated for Form 10-Q/A)
32.1**	Certification of CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002
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

(5)
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 of the Form 10-K filed on November 8, 2012 are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

*	Filed herewith. Confidential treatment has been requested for portions of this exhibit. Portions of this document have been omitted and submitted separately to the Securities and Exchange Commission.

**	Previously filed on November 8, 2012 as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.
______________________________

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
LIONS GATE ENTERTAINMENT CORP.

DATE: February 21, 2013	By:	/s/ James Keegan
Name: James Keegan Title: Chief Financial Officer